Form 10-Q
period 1994-03-31
AMGEN INC
filed 1994-05-12
CIK 318154

SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON D.C. 20549

                                      FORM 10-Q



        (Mark One)
        [ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 1994

                                         OR

        [    ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934


        Commission file number 0-12477


                                     AMGEN INC.
               (Exact name of registrant as specified in its charter)


                  Delaware                                95-3540776
        -------------------------------         -----------------------------
        (State or other jurisdiction of                (I.R.S. Employer
        incorporation or organization)                 Identification No.)

        1840 Dehavilland Drive, Thousand Oaks, California     91320-1789
        ---------------------------------------------------------------------
            (Address of principal executive offices)          (Zip Code)


        Registrant's telephone number, including area code:    (805) 447-1000


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter  period  that  the  registrant  was  required  to  file  such reports), and (2) has  been subject to  such filing requirements  for
        the past 90 days.                  Yes  X    No

             As of March 31, 1994, the registrant had 133,008,514 shares of Common Stock, $.0001 par value, outstanding.

                                     AMGEN INC.





                                        INDEX


                                                                 Page No.

        PART I    FINANCIAL INFORMATION

                  Item 1.Financial Statements .......................3

                    Condensed Consolidated Statements of
                    Operations - three months
                    ended March 31, 1994 and 1993 ...............4 - 5

                    Condensed Consolidated Balance Sheets -
                    March 31, 1994 and December 31, 1993 ............6

                    Condensed Consolidated Statements of
                    Cash Flows - three months
                    ended March 31, 1994 and 1993 ...............7 - 8

                    Notes to Condensed Consolidated Financial
                    Statements ......................................9

                  Item 2.Management's Discussion and Analysis
                         of Financial Condition and Results of
                         Operations ................................13


        PART II   OTHER INFORMATION

                  Item 1.Legal Proceedings .........................19

                  Item 6.Exhibits and Reports on Form 8-K ..........21

                  Signatures........................................22

                  Index to Exhibits.................................23

                           PART I - FINANCIAL INFORMATION


        Item 1.   Financial Statements

             The information in this report for the three months ended March 31, 1994 and 1993, is unaudited but includes all adjustments (consisting only of normal recurring accruals) which Amgen Inc. ("Amgen" or the "Company") considers necessary for a fair presentation of the results of operations for those periods.

             The condensed financial statements should be read in conjunction with the Company's financial statements and the notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

             Interim results are not necessarily indicative of results for the full fiscal year.

                                     AMGEN INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                        (In thousands, except per share data)
                                     (Unaudited)

                                                  Three Months Ended
                                                       March 31,
                                                   1994        1993
                                                ----------  ----------
             Revenues:
               Product sales                     $345,731    $295,452
               Corporate partner revenues          13,991      10,900
               Royalty income                       4,276       3,891
                                                 --------    --------
                    Total revenues                363,998     310,243
                                                 --------    --------
             Operating expenses:
               Cost of sales                       53,283      50,904
               Research and development            73,725      56,125
               Marketing and selling               53,173      46,733
               General and administrative          28,308      27,743
               (Earnings) loss of
                  affiliates, net                   7,257       2,124
                                                 --------    --------
                    Total operating expenses      215,746     183,629
                                                 --------    --------
             Operating income                     148,252     126,614
                                                 --------    --------
             Other income (expense):
               Interest and other income            5,511       5,869
               Interest expense, net               (2,640)         (9)
                    Total other income           --------    --------
                       (expense)                    2,871       5,860
                                                 --------    --------
             Income before income taxes
               and cumulative effect of
               a change in accounting
               principle                          151,123     132,474
             Provision for income taxes            57,663      51,914
                                                 --------    --------
             Income before cumulative
               effect of a change in
               accounting principle                93,460      80,560
             Cumulative effect of a
               change in accounting
               principle                                -       8,738
                                                 --------    --------
             Net income                          $ 93,460    $ 89,298
                                                 ========    ========


                               See accompanying notes.

                              (Continued on next page)

                                     AMGEN INC.

                        (In thousands, except per share data)
                                     (Unaudited)

                                                  Three Months Ended
                                                       March 31,
                                                   1994        1993
                                                ----------  ----------
             Earnings per share:
               Primary:
                  Income before cumulative
                    effect of a change in
                    accounting principle        $    .66    $    .55
                  Cumulative effect of a
                    change in accounting
                    principle                          -         .06
                                                  --------    --------
                  Net income                    $    .66    $    .61
                                                  ========    ========

               Fully diluted:
                  Income before cumulative
                    effect of a change in
                    accounting principle        $    .66    $    .55
                  Cumulative effect of a
                    change in accounting
                    principle                          -         .06
                                                  --------    --------
                  Net income                    $    .66    $    .61
                                                  ========    ========

             Shares used in calculation of:
               Primary earnings per share          141,371     145,696
               Fully diluted earnings per
                  share                            141,371     145,696


                               See accompanying notes.

                                     AMGEN INC.

                        CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (In thousands)
                                     (Unaudited)

                                                     March 31,    December
                                                                    31,
                                                       1994        1993
                                                    ----------  ----------
                                       ASSETS
        Current assets:
          Cash and cash equivalents                 $  147,731  $  128,505
          Marketable securities, at cost which
             approximates market                       572,333     594,679
          Trade receivables, net                       171,120     164,337
          Inventories                                   81,912      74,712
          Deferred tax assets, net                      56,430      58,937
          Other current assets                          32,573      33,340
                                                    ----------  ----------
                  Total current assets               1,062,099   1,054,510

        Property, plant and equipment at cost, net     606,101     586,912
        Investments                                     79,118      78,778
        Other assets                                    55,490      45,323
                                                    ----------  ----------
                                                    $1,802,808  $1,765,523
                                                    ==========  ==========

                        LIABILITIES AND STOCKHOLDERS' EQUITY
        Current liabilities:
          Accounts payable                          $   20,710  $   23,056
          Commercial paper                              99,847     109,767
          Other accrued liabilities                    297,889     279,438
                                                    ----------  ----------
                  Total current liabilities            418,446     412,261

        Long-term debt                                 183,439     181,242

        Commitments and contingencies

        Stockholders' equity:
          Common stock, $.0001 par value;
             750,000 shares authorized;
             outstanding - 133,009 shares in
             1994 and 134,214 shares in 1993                13          13
          Additional paid-in capital                   646,798     636,217
          Retained earnings                            554,112     535,790
                                                    ----------  ----------
                  Total stockholders' equity         1,200,923   1,172,020
                                                    ----------  ----------
                                                    $1,802,808  $1,765,523
                                                    ==========  ==========

                               See accompanying notes.

                                     AMGEN INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (In thousands)
                                     (Unaudited)

                                                   Three Months Ended
                                                         March 31,
                                                      1994      1993
                                                    --------  --------

             Cash flows from operating activities:
               Net income                            $93,460   $89,298
               Depreciation and amortization          17,789    12,047
               Cumulative effect of an accounting
                  change                                   -    (8,738)
               Other non-cash expenses                    57        57
               Deferred income taxes                   2,507    13,000
               (Earnings) loss of affiliates, net      7,257     2,124
               Cash provided by (used in):
                  Trade receivables, net              (6,783)  (38,118)
                  Inventories                         (7,200)   (7,942)
                  Other current assets                   767    (4,371)
                  Accounts payable                    (2,346)  (14,885)
                  Accrued liabilities                 11,172   (48,209)
                                                    --------  --------
                    Net cash provided by (used in)
                       operating activities          116,680    (5,737)
                                                    --------  --------

             Cash flows from investing activities:
               Purchases of property, plant
                  and equipment                      (36,978)  (67,276)
               Increase in marketable securities      22,346    85,063
               Decrease (increase) in investments        651    (8,349)
               Distributions from affiliated
                  companies                                -       257
               Increase in other assets              (10,167)  (20,864)
                                                    --------  --------
                    Net cash used in investing
                       activities                    (24,148)  (11,169)
                                                    --------  --------


                               See accompanying notes.

                              (Continued on next page)

                                     AMGEN INC.

                                   (In thousands)
                                     (Unaudited)


                                                   Three Months Ended
                                                         March 31,
                                                      1994      1993
                                                    --------  --------

             Cash flows from financing activities:
               Decrease in commercial paper          $(9,920) $      -
               Proceeds from issuance of
                  long-term debt                      10,000        53
               Repayment of long-term debt              (524)     (482)
               Net proceeds from issuance of
                  common stock                         5,278     6,934
               Tax benefit related to
                  stock options                        4,400     4,000
               Net proceeds from issuance
                  of warrants                            846     1,151
               Repurchases of common stock           (75,138)  (60,056)
               Other                                  (8,248)   (4,724)
                                                    --------  --------
                    Net cash used in
                       financing activities          (73,306)  (53,124)
                                                    --------  --------
             Increase (decrease) in cash and
               cash equivalents                       19,226   (70,030)

             Cash and cash equivalents at
               beginning of period                   128,505    92,048
                                                    --------  --------
             Cash and cash equivalents at
               end of period                        $147,731  $ 22,018
                                                    ========  ========

                               See accompanying notes.

                                     AMGEN INC.

                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   March 31, 1994


        1.   Summary of significant accounting policies

          Business


             Amgen Inc. ("Amgen" or the "Company") is a global biotechnology company that develops, manufactures and markets human therapeutics based on advanced cellular and molecular biology.

          Principles of consolidation

             The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries as well as affiliated companies for which the Company has a controlling financial interest and exercises control over their operations ("majority controlled affiliates"). All material intercompany transactions and balances have been eliminated in consolidation. Investments in affiliated companies which are 50% owned and/or where the Company exercises significant influence over operations are accounted for using the equity method. All other investments are accounted for under the cost method. (Earnings) loss of affiliates, net includes Amgen's equity in the operating results of affiliated companies and the minority interest others hold in the operating results of Amgen's majority controlled affiliates.

          Inventories

             Inventories are stated at the lower of cost or market. Cost is determined in a manner which approximates the first-in, first-out
        (FIFO) method. Inventories are shown net of applicable reserves and allowances. Inventories consist of the following (in thousands):

                                                  March 31,  December
                                                                  31,
                                                    1994         1993
                                                  -------      -------
               Raw materials                      $12,735      $ 8,001
               Work in process                     46,794       47,138
               Finished goods                      22,383       19,573
                                                  -------      -------
                                                  $81,912      $74,712
                                                  =======      =======

          Product sales

             Product sales consist of two products, EPOGEN(R) (Epoetin alfa) and NEUPOGEN(R) (Filgrastim).

             As a result  of arbitration proceedings  involving an  agreement between Amgen and Ortho Pharmaceutical Corporation, a subsidiary of Johnson & Johnson ("Johnson & Johnson") covering the U.S. market for the Company's Epoetin alfa product, Amgen does not recognize product sales it makes into the contractual market of Johnson & Johnson and does recognize the product sales made by Johnson & Johnson into Amgen's contractual market. These sales amounts, and adjustments thereto, are derived from third-party data on shipments to end users and their usage as the data becomes available (see Note 4, "Commitments and contingencies - Johnson & Johnson arbitration").

          Income taxes

             Income taxes are accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109 (Note 3).

          Earnings per share

             Earnings per share are computed in accordance with the treasury stock method. Primary and fully diluted earnings per share are based upon the weighted average number of common shares and dilutive common stock equivalents outstanding. Common stock equivalents include outstanding options under the Company's stock option plans and outstanding warrants to purchase shares of the Company's common stock.

          Basis of presentation

             The financial information for the three months ended March 31, 1994 and 1993, are unaudited but include all adjustments (consisting only of normal recurring accruals) which the Company considers necessary for a fair presentation of the results of operations for these periods. Interim results are not necessarily indicative of results for the full fiscal year.


          Reclassification

             Certain prior period amounts have been reclassified to conform to the current period presentation.




        2.   Debt

             As of March 31, 1994, $99.8 million of commercial paper was outstanding. These borrowings had maturities of three months or less and had effective interest rates averaging 3.3%.

             As of March 31, 1994, $150 million was available under the Company's line of credit for borrowing and to support the Company's commercial paper program.

             Long-term debt consists of the following (in thousands):

                                                   March 31,  December 31,
                                                     1994         1993
                                                   --------     --------
               Medium Term Notes                   $113,000     $103,000
               Promissory notes                      68,200       68,200
               Other long-term obligations           11,247       11,771
                                                   --------     --------
                                                    192,447      182,971
               Less current portion                  (9,008)      (1,729)
                                                   --------     --------
                                                   $183,439     $181,242
                                                   ========     ========

             The Company has registered $200 million of unsecured medium term debt securities ("Medium Term Notes") of which $113 million were outstanding at March 31, 1994. During the three months ended March 31, 1994, the Company issued an additional $10 million of Medium Term Notes with five year maturities at a fixed rate of 5.5%.





        3.   Income taxes

             The provision for income taxes consists of the following (in thousands):

                                                   Three Months Ended
                                                       March 31,
                                                     1994      1993
                                                   --------  --------
                   Current income taxes:
                     Federal                       $49,861   $42,588
                     State                           7,802     9,326
                                                   -------   -------
                        Total                      $57,663   $51,914
                                                   =======   =======


        4.   Commitments and contingencies

          Johnson & Johnson arbitration

             In September 1985, the Company granted Johnson & Johnson an exclusive license under certain patented technology and know how of the Company to sell erythropoietin throughout the United States for all human uses except dialysis and diagnostics.

             In January 1989, Johnson & Johnson initiated arbitration proceedings with respect to a number of disputes which had arisen between Amgen and Johnson & Johnson as to the respective rights and obligations of the parties under the various agreements between them. Amgen filed a cross petition for arbitration raising additional disputes for resolution by the arbitrator. The scope of the arbitration covers erythropoietin, hepatitis B vaccine and interleukin-2.

             In April 1990, the arbitrator ruled that Johnson & Johnson must purchase from Amgen all of Johnson & Johnson's actual United States sales requirements of recombinant human erythropoietin. In December 1990, the U.S. Food and Drug Administration approved Amgen's application to name Johnson & Johnson a distributor of Epoetin alfa under the trademark PROCRIT(R). In January 1991, Johnson & Johnson began distributing Epoetin alfa.

             In June 1991, the arbitrator issued an opinion awarding Johnson & Johnson $164 million on its claims regarding erythropoietin. In September 1992, the arbitrator found that Johnson & Johnson had breached its obligations regarding hepatitis B vaccine and interleukin-2, and in January 1993 awarded the Company approximately $90 million in damages against Johnson & Johnson. In January 1993, the Company paid Johnson & Johnson the sum of $82.4 million, representing the difference between the damages awarded Johnson & Johnson as a result of its erythropoietin claims, less the amounts awarded Amgen against Johnson & Johnson as a result of its hepatitis B vaccine and interleukin-2 claims, plus interest. Johnson & Johnson returned to the Company the rights to develop and market hepatitis B vaccine and interleukin-2 in March 1991.

             The Company and Johnson & Johnson are required to compensate each other for Epoetin alfa sales which either party makes into the other party's contractual market. The Company has established and is employing an accounting methodology to allocate the proceeds of sales of EPOGEN(R) and PROCRIT(R) in Amgen's and Johnson & Johnson's respective contractual markets. Johnson & Johnson has disputed the methodology employed by the Company and is proposing an alternative methodology for adoption by the arbitrator. If as a result of the arbitration proceeding, a methodology different than that currently employed by the Company is instituted to allocate the proceeds of sales between the parties, it may yield results that are different from the results of the accounting methodology currently employed by the Company. As a result of the arbitration, it is possible that the Company would recognize a different level of EPOGEN(R) sales than are currently being recognized. Periodically, the Company makes payments to Johnson & Johnson when a net liability to Johnson & Johnson is calculated based upon the Company's accounting methodology. As a result of the arbitration, the Company may be required to pay additional compensation to Johnson & Johnson for sales during prior periods, or Johnson & Johnson may be required to pay compensation to the Company for such prior period sales. Due to the uncertainties of any arbitrated result, the Company has recorded net liabilities that exceed the amounts paid to Johnson & Johnson.

             No date has been set for the trial before the arbitrator of the accounting methodologies and compensation for sales by Johnson & Johnson into Amgen's contractual market and sales by Amgen into Johnson & Johnson's contractual market. Discovery as to these issues is in progress.

             While it is not possible to predict accurately or determine the eventual outcome of this matter, the Company believes that the outcome of this legal proceeding will not have a material adverse effect on the operations or financial position of the Company.


          Other litigation

             The Company  is  engaged  in  various  other  legal  proceedings including patent disputes. While it is not possible to predict accurately or determine the eventual outcome of these matters, the Company believes that the outcome of these proceedings will not have a material adverse effect on the operations or financial position of the Company.


        5.   Stockholders' equity

             During the three months ended March 31, 1994, the Company repurchased 1.8 million shares of its common stock at a total cost of $75.1 million under its common stock repurchase program. At March 31, 1994, $256.5 million of the amount approved by the Board of Directors remained available for repurchase through December 31, 1994. Stock repurchased under the program is retired and such repurchases offset the dilutive effects of the Company's employee benefit stock option and stock purchase plans.


        Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


        Liquidity and Capital Resources

             The Company had cash, cash equivalents and marketable securities of $720.1 million at March 31, 1994, compared with $723.2 million at December 31, 1993. Cash provided by operating activities has been and is expected to continue to be the Company's primary source of funds. During the three months ended March 31, 1994, operations provided $116.7 million of cash. During the three months ended March 31, 1993, operations used $5.7 million of cash primarily as a result of making an $82.4 million payment to Johnson & Johnson in settlement of an obligation resulting from an arbitration proceeding (see "Legal Matters - Johnson & Johnson arbitration") and an increase in trade accounts receivable due to a temporary extension of payment terms to EPOGEN(R) customers.

             Capital expenditures totaled $37 million for the three months ended March 31, 1994, compared with $67.3 million for the same period a year ago. The reduction in capital expenditures is due to the completion of several facilities in 1993, including the Puerto Rico finish and fill facility. Over the next few years, the Company expects to spend approximately $150 million to $200 million per year on capital projects. These expenditures will primarily be used to expand the Company's operations.

             The Company has an ongoing common stock repurchase program to offset dilutive effects of its employee benefit stock option and stock purchase plans. Since its inception in 1992 through March 31, 1994, the Company has repurchased $368.5 million of its common stock and is authorized to purchase up to an additional $256.5 million through December 31, 1994. During the three months ended March 31, 1994, the Company purchased 1.8 million shares of common stock at a cost of $75.1 million.

             To provide for financial flexibility and increased liquidity, the Company has established several sources of debt financing. The Company has filed a shelf registration statement with the Securities and Exchange Commission under which it could issue up to $200 million of Medium Term Notes. At March 31, 1994, $113 million of Medium Term Notes were outstanding with maturities of five to ten years. The Company has a commercial paper program which provides for short-term borrowings up to an aggregate of $200 million. At March 31, 1994, $99.8 million of commercial paper was outstanding all with maturities of three months or less. As individual issuances under this program mature, the Company may issue new debt either in the form of commercial paper or Medium Term Notes depending on interest rates and other market factors. The Company also has a $150 million revolving line of credit, principally to support the Company's commercial paper program. No borrowings on this line of credit were outstanding at March 31, 1994.

             The Company hedges certain portions of its exposure to anticipated foreign currency cash flows through the use of forward and option foreign exchange contracts. At March 31, 1994, the Company had forward and option foreign exchange contracts of approximately $302 million and $14 million, respectively, all having maturities of less than one year. The Company's net economic exposure is substantially less than the absolute dollar value of these contracts.

             Cash is invested in accordance with a policy objective that seeks to ensure both liquidity and safety of principal. Investments are made to achieve the highest rate of return to the Company, consistent with the policy objectives. The policy limits investments to certain types of instruments issued by institutions with strong investment grade credit ratings, and places restrictions on their terms and concentration by type and issuer. The Company's investments are subject to the risk of market interest rate fluctuations and risks associated with the ability of the issuers to perform their obligations under the instruments.

             The Company believes that existing funds, cash generated from operations and external sources of financing should be adequate to satisfy its working capital and capital expenditure requirements and to support its common stock repurchase program for the foreseeable future. However, the Company may take advantage of favorable conditions in the capital markets to raise additional capital from time to time.


        Results of Operations

        Product sales

             Product sales increased $50.3 million or 17% for the three months ended March 31, 1994, compared with the same period last year.

          NEUPOGEN(R) (Filgrastim)

             NEUPOGEN(R) sales were $181.7 million for the three months ended March 31, 1994, an increase of $23.2 million or 15% over the same period last year.

             Domestic sales of NEUPOGEN(R) were $132 million for the three months ended March 31, 1994, an increase of $12.3 million or 10% over the same period last year. This increase was primarily due to increased penetration of the colony-stimulating factor market, partially offset by a reduction in inventory held by wholesalers. The Company anticipates that the inventory held by wholesalers will increase during the remainder of the current year.

             NEUPOGEN(R) sales outside the United States, primarily in Europe, were $49.7 million for the three months ended March 31, 1994, an increase of $10.9 million over the same period last year. Unit sales volume increased 39% during the three months ended March 31, 1994 compared with the same period last year due to increased market penetration of NEUPOGEN(R). However, unfavorable fluctuations in foreign currency exchange rates reduced the sales increase to 28% when measured in U.S. dollars.

             During the three months ended March 31, 1994, Rhone-Poulenc-Rorer and Chugai Pharmaceutical Co., Ltd. began jointly marketing a G-CSF product in the EC. Although there has been no significant effect on the Company's sales, it is not possible to predict the ultimate impact this competitive product will have on future
        EC NEUPOGEN(R) sales.

             Quarterly NEUPOGEN(R) sales volumes in both the United States and Europe are influenced by a number of factors including underlying demand, seasonality of cancer chemotherapy administration, and wholesaler inventory management practices. The Company's experience has shown that reduced chemotherapy usage occurs in the third calendar quarter in Europe and in the fourth calendar quarter in the United States. The corresponding effects on the Company's sales have occurred in the third calendar quarter in Europe, and have been delayed until the first calendar quarter in the United States.

             The Company believes that NEUPOGEN(R) sales in 1994 will exceed the 1993 level, but that the growth rate of NEUPOGEN(R) sales in the future will be lower than the growth rate in 1993. NEUPOGEN(R) sales increases are dependent upon further penetration of existing markets, the timing and nature of additional indications for which the product may be approved and the effects of competitive products. In addition, international NEUPOGEN(R) sales revenues are subject to fluctuations in foreign currency exchange rates.

          EPOGEN(R) (Epoetin alfa)

             EPOGEN(R) sales were $164 million for the three months ended March 31, 1994, an increase of $27 million or 20% over the same period last year. This increase was primarily due to an increase in the U.S. dialysis patient population and the administration of higher
        doses of  EPOGEN(R)  per  patient.    The  Company  anticipates  that
        increases in the U.S. dialysis patient population, currently estimated to grow at an annual rate of 8% - 10%, and increases in dose per patient will continue to drive the growth of EPOGEN(R) sales in the current year. However, the annual growth rate for 1994 is expected to be lower than the growth rate realized in the first quarter.

             The federal government enacted legislation effective January 1, 1994 to lower reimbursement provided to facilities that administer EPOGEN(R) from $11 per thousand units administered to $10 per thousand units administered. During the three months ended March 31, 1994, the change in reimbursement did not have a material adverse effect on EPOGEN(R) sales.

        Cost of sales

             Cost of sales as a percentage of product sales was 15.4% and 17.2% for the three months ended March 31, 1994 and 1993, respectively. The decrease in cost of sales as a percentage of product sales is primarily due to a reduction in royalties on NEUPOGEN sales as a result of the purchase of the limited partners' interests in Amgen Clinical Partners, L.P. in March 1993, partially offset by increases in overhead costs. Cost of sales as a percentage of product sales is not expected to vary significantly for the foreseeable future.

        Research and development

             During the three months ended March 31, 1994, research and development expenses increased $17.6 million or 31% compared with the same period last year. This increase was primarily due to expansion of the Company's research and development staffs and increased expenditures on external research collaborations. Annual research and development expenses are expected to increase at a rate exceeding the anticipated annual product sales growth rate due to planned increases in internal efforts on new product discovery and development and increases in external research collaboration costs, including acquisitions of product and technology rights from third parties.

        Marketing and selling

             Marketing and selling expenses increased $6.4 million or 14% during the three months ended March 31, 1994 compared with the same period last year. These increases were primarily due to: 1) domestic and international marketing expenses to support continued NEUPOGEN(R) market penetration and, 2) to support EPOGEN(R) marketing efforts focused on educating users on the importance of maintaining patients within the target hematocrit range. The future growth rate of marketing and selling expenses is expected to approximate the anticipated annual product sales growth rate.

        General and administrative

             General and administrative expenses increased $.6 million or 2% during the three months ended March 31, 1994 compared with the same period last year. The future growth rate of general and administrative expenses is expected to be less than the anticipated annual product sales growth rate.

        Income taxes

             The Company's effective tax rate for the three months ended March 31, 1994 was 38.2% compared to 39.2% for the same period last year. The decrease in the tax rate was primarily due to a reduction in state taxes which resulted from changes in the apportionment of taxable income among states.

             In the future, the Company expects to receive tax benefits from manufacturing products at its facility in Puerto Rico, which is currently awaiting licensure by regulatory bodies. Realization of these tax benefits is expected to result in an effective tax rate of 32%-34%. These benefits are expected to begin after the plant is licensed and sales of commercial products manufactured there commence.


        Legal Matters

          Johnson & Johnson arbitration

             In September 1985, the Company granted Johnson & Johnson an exclusive license under certain patented technology and know how of the Company to sell erythropoietin throughout the United States for all human uses except dialysis and diagnostics.

             In January 1989, Johnson & Johnson initiated arbitration proceedings with respect to a number of disputes which had arisen between Amgen and Johnson & Johnson as to the respective rights and obligations of the parties under the various agreements between them. Amgen filed a cross petition for arbitration raising additional disputes for resolution by the arbitrator. The scope of the arbitration covers erythropoietin, hepatitis B vaccine and interleukin-2.

             In April 1990, the arbitrator ruled that Johnson & Johnson must purchase from Amgen all of Johnson & Johnson's actual United States sales requirements of recombinant human erythropoietin. In December 1990, the U.S. Food and Drug Administration approved Amgen's application to name Johnson & Johnson a distributor of Epoetin alfa under the trademark PROCRIT(R). In January 1991, Johnson & Johnson began distributing Epoetin alfa.

             In June 1991, the arbitrator issued an opinion awarding Johnson & Johnson $164 million on its claims regarding erythropoietin. In September 1992, the arbitrator found that Johnson & Johnson had breached its obligations regarding hepatitis B vaccine and interleukin-2, and in January 1993 awarded the Company approximately $90 million in damages against Johnson & Johnson. In January 1993, the Company paid Johnson & Johnson the sum of $82.4 million, representing the difference between the damages awarded Johnson & Johnson as a result of its erythropoietin claims, less the amounts awarded Amgen against Johnson & Johnson as a result of its hepatitis B vaccine and interleukin-2 claims, plus interest. Johnson & Johnson returned to the Company the rights to develop and market hepatitis B vaccine and interleukin-2 in March 1991.

             The Company and Johnson & Johnson are required to compensate each other for Epoetin alfa sales which either party makes into the other party's contractual market. The Company has established and is employing an accounting methodology to allocate the proceeds of sales of EPOGEN(R) and PROCRIT(R) in Amgen's and Johnson & Johnson's respective contractual markets. Johnson & Johnson has disputed the methodology employed by the Company and is proposing an alternative methodology for adoption by the arbitrator. If as a result of the arbitration proceeding, a methodology different than that currently employed by the Company is instituted to allocate the proceeds of sales between the parties, it may yield results that are different from the results of the accounting methodology currently employed by the Company. As a result of the arbitration, it is possible that the Company would recognize a different level of EPOGEN(R) sales than are currently being recognized. Periodically, the Company makes payments to Johnson & Johnson when a net liability to Johnson & Johnson is calculated based upon the Company's accounting methodology. As a result of the arbitration, the Company may be required to pay additional compensation to Johnson & Johnson for sales during prior periods, or Johnson & Johnson may be required to pay compensation to the Company for such prior period sales. Due to the uncertainties of any arbitrated result, the Company has recorded net liabilities that exceed the amounts paid to Johnson & Johnson.

             No date has been set for the trial before the arbitrator of the accounting methodologies and compensation for sales by Johnson & Johnson into Amgen's contractual market and sales by Amgen into Johnson & Johnson's contractual market. Discovery as to these issues is in progress.

             While it is not possible to predict accurately or determine the eventual outcome of this matter, the Company believes that the outcome of this legal proceeding will not have a material adverse effect on the operations or financial position of the Company.

          Other litigation

             The Company is engaged in various other legal proceedings, including patent disputes. While it is not possible to predict accurately or determine the eventual outcome of these matters, the Company believes that these proceedings will not have a material adverse effect on the operations or financial position of the Company.


        Outlook

             The Company has submitted additional data to the U.S. Food and Drug Administration ("FDA") to seek expansion of the target hematocrit range for patients with chronic renal failure receiving Epoetin alfa from the current range of 30 to 33 percent to a range of 30 to 36 percent. This data is currently being reviewed by the FDA.

             The Company has also filed a product license amendment with the FDA to expand the approved uses of NEUPOGEN(R) to include a reduction in the duration of neutropenia for patients undergoing myeloablative therapy followed by bone marrow transplantation. This amendment is currently being reviewed by the FDA for approval.

             In February 1994, the FDA completed the prelicensure  inspection
        of the Puerto Rico  manufacturing facility.   It is anticipated  that
        licensure may occur in 1994.

             Operating in rapidly changing health care policy arenas and market environments presents many significant and unique challenges. While the federal government continues to formulate legislation for health care reform, the Company is adapting to market-driven forces in the United States and legislative mandates in foreign markets. Market forces are changing the economics of health care in the United States through voluntary limits on price increases by the pharmaceutical industry, increases in the purchasing power of large buying groups, and increased influence on medical care and treatment decisions by managed care organizations.

             The Company is adapting to this changing health care environment through programs that work to optimize the use of its products in the treatment of patients and clinical trials designed to evaluate cost and quality-of-life parameters as well as clinical safety and efficacy.



                             PART II - OTHER INFORMATION

        Item 1.   Legal Proceedings

             The Company is engaged in arbitration proceedings with Ortho Pharmaceutical Corporation, a subsidiary of Johnson & Johnson. For a complete discussion of this matter see Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Legal Matters." Other legal proceedings are discussed below.

          Elanex Pharmaceuticals litigation

             In October of 1993, the Company filed a complaint for patent infringement against defendants Elanex Pharmaceuticals, Inc. ("Elanex"), Laboratorios Elanex De Costa Rica, S. A., Bio Sidus S.A., Merckle GmbH, Biosintetica S. A. and other unknown defendants. The complaint, filed in the United States District Court for the Western District of Washington at Seattle, seeks injunctive relief and damages for Elanex' infringement of the Company's patent for DNA sequences and host cells useful in producing recombinant erythropoietin. The complaint also alleges that the foreign defendants entered into agreements with Elanex relating to the production or sale of recombinant erythropoietin and thereby have induced Elanex' infringement.

             In December 1993, Elanex responded to the complaint denying the material allegations thereof, and filed a counterclaim seeking a declaratory judgment that the Company's patent is invalid, and that Elanex recombinant erythropoietin technology does not infringe any valid claims of the Company's patent. The counterclaim also seeks an award of reasonable attorneys' fees and other costs of defense.

             While it is not possible to predict accurately or to determine the eventual outcome of this matter, the Company believes that the outcome of this legal proceeding will not have a material adverse effect on the operations or financial position of the Company.

          Erythropoietin patent litigation

             Amgen has been engaged in litigation (the "Amgen suit") with Genetics Institute, Inc. ("Genetics Institute") and its commercial partner, Chugai Pharmaceutical Co., Ltd., regarding the infringement of Amgen's patent on the DNA sequence used in the production of erythropoietin (the "Amgen Patent") and the infringement by Amgen's erythropoietin product of a patent held by Genetics Institute.

             Genetics Institute and the Company announced on May 11, 1993 that they agreed to settle all outstanding patent disputes between them regarding erythropoietin in the United States. As part of the settlement, Genetics Institute paid the Company $13,900 during the quarter ended September 30, 1993. An additional $2,000 may be paid to the Company contingent upon the outcome of certain future events. As a result of the settlement of the litigation, Amgen expects to receive patents on the process for producing recombinant erythropoietin and on the recombinant erythropoietin product.

             In August 1991, Johnson & Johnson, together with eleven of Johnson & Johnson's Cilag European subsidiaries, filed a suit in the United States District Court for the District of Massachusetts in Boston, the site of the Amgen suit against Genetics Institute (the "Boston Court"), seeking damages from Genetics Institute for infringement of the Amgen Patent (the "Johnson & Johnson suit") and moved to consolidate the Johnson & Johnson suit with the original suit filed by Amgen. The two suits were consolidated by the Boston Court. Amgen was allowed to intervene in the Johnson & Johnson suit for the limited purpose of seeking a summary judgment dismissing the Johnson & Johnson suit. In December 1992, the Boston Court determined that Johnson & Johnson had no standing to sue Genetics Institute and entered judgment and dismissed the Johnson & Johnson suit. Also, in December 1992, the Boston Court denied motions by Johnson & Johnson to intervene in the Amgen suit for the limited purpose of seeking a summary judgment limiting Amgen's damages against Genetics Institute. Johnson & Johnson has appealed the Boston Court's December 1992 rulings. The appeal by Johnson & Johnson, together with eleven of its Cilag European subsidiaries, is pending.

             While it is not possible to predict accurately or determine the eventual outcome of this matter, the Company believes that the outcome of the appeal by Johnson & Johnson will not have a material adverse effect on the operations or financial position of the Company.


        Item 6.   Exhibits and Reports on Form 8-K

             (a)  Reference is made to the Index to Exhibits included herein.

             (b) No reports on Form 8-K were filed during the three months ended March 31, 1994.

                                     SIGNATURES


             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                             Amgen Inc.
                                             (Registrant)



        Date:     5/11/94                  By:/s/        Gordon M. Binder
        ------------------                 --------------------------------
                                              Gordon M. Binder
                                              Chairman of the Board,
                                              Chief Executive Officer and
                                              Acting Chief Financial Officer




        Date:     5/11/94                  By:/s/          Larry A. May
        ------------------                 -------------------------------
                                              Larry A. May
                                              Vice President, Corporate
                                              Controller and Chief
                                              Accounting Officer

                                     AMGEN INC.


                                  INDEX TO EXHIBITS


        Exhibit No.                     Description

          4.1       Warrant Agreement, dated September 1,  1990, between the
                    Company, PaineWebber  R&D  Partners,  L.P. and  American
                    Stock Transfer and Trust Company as Warrant Agent. (13)
          4.2       Warrant Agreement, dated November 26,  1991, between the
                    Company and American Stock Transfer and Trust Company as
                    Warrant Agent. (15)
          4.3       Indenture dated January 1, 1992 between  the Company and
                    Citibank N.A., as trustee. (14)
          4.4       Forms of Commercial Paper Master Note Certificates. (18)
         10.1*      Company's 1991 Equity Incentive Plan, as amended. (15)
         10.2*      Company's 1984 Stock Option Plan, as  amended, and forms
                    of Incentive Stock  Option Grant and  Nonqualified Stock
                    Option Grant used in connection therewith. (15)
         10.3       Shareholder's Agreement of Kirin-Amgen,  Inc., dated May
                    11, 1984, between the Company and Kirin Brewery Company,
                    Limited (with  certain confidential  information deleted
                    therefrom). (1)
         10.4       Amendment Nos. 1, 2,  and 3, dated March  19, 1985, July
                    29, 1985  and December  19, 1985,  respectively, to  the
                    Shareholder's Agreement of Kirin-Amgen,  Inc., dated May
                    11, 1984 (with certain  confidential information deleted
                    therefrom). (3)
         10.5       Product License Agreement, dated September 30, 1985, and
                    Technology License Agreement, dated,  September 30, 1985
                    between the Company and Ortho Pharmaceutical Corporation
                    (with   certain    confidential   information    deleted
                    therefrom). (2)
         10.6       Product License Agreement, dated September 30, 1985, and
                    Technology License Agreement,  dated September  30, 1985
                    between  Kirin-Amgen,  Inc.  and   Ortho  Pharmaceutical
                    Corporation  (with   certain  confidential   information
                    deleted therefrom). (3)
         10.7*      Company's Employee Stock Purchase Plan, amended April 1,
                    1992. (16)
         10.8       Agreement, dated February 12, 1986,  between the Company
                    and Sloan-Kettering Institute for  Cancer Research (with
                    certain confidential information deleted therefrom). (4)
         10.9       Amendment No. 2, dated November 13,  1990, to Agreement,
                    dated February 12, 1986, between the  Company and Sloan-
                    Kettering Institute  for Cancer  Research (with  certain
                    confidential information deleted therefrom). (13)
         10.10      Research, Development Technology Disclosure  and License
                    Agreement PPO, dated  January 20,  1986, by  and between
                    the Company and Kirin Brewery Co., Ltd. (4)
         10.11      Research Collaboration Agreement, dated August 31, 1990,
                    between Amgen Inc.  and Regeneron  Pharmaceuticals, Inc.
                    (with   certain    confidential   information    deleted
                    therefrom). (13)
         10.12      Amendment  Nos.  4  and   5,  dated  October   16,  1986
                    (effective July 1, 1986) and December 6, 1986 (effective
                    July  1,  1986),   respectively,  to   the  Shareholders
                    Agreement of Kirin-Amgen, Inc. dated May  11, 1984 (with
                    certain confidential information deleted therefrom). (5)
         10.13      Assignment and  License  Agreement,  dated  October  16,
                    1986, between  the Company  and Kirin-Amgen,  Inc. (with
                    certain confidential information deleted therefrom). (5)
         10.14      G-CSF European  License  Agreement,  dated December  30,
                    1986, between  Kirin-Amgen, Inc.  and the  Company (with
                    certain confidential information deleted therefrom). (5)
         10.15      Research  and  Development  Technology   Disclosure  and
                    License Agreement: GM-CSF, dated March 31, 1987, between
                    Kirin Brewery  Company, Limited  and  the Company  (with
                    certain confidential information deleted therefrom). (5)
         10.16*     Company's 1987 Directors' Stock Option Plan, as amended.
                    (13)
         10.17      Cross License  Agreement, dated  June  1, 1987,  between
                    Amgen Inc. and Amgen Clinical Partners, L.P. (6)
         10.18      Development Agreement, dated June 1, 1987, between Amgen
                    Inc. and Amgen Clinical Partners, L.P. (6)
         10.19      Joint Venture  Agreement, dated  June  1, 1987,  between
                    Amgen Inc. and Amgen Clinical Partners, L.P. (6)
         10.20      Partnership Purchase  Option  Agreement,  dated June  1,
                    1987, between  Amgen Inc.  and Amgen  Clinical Partners,
                    L.P. (6)
         10.21*     Company's 1988 Stock Option Plan, as amended. (15)
         10.22*     Company's  Retirement  and  Savings  Plan,  amended  and
                    restated as of January 1, 1993. (16)
         10.23      Amendment,   dated   June   30,   1988,   to   Research,
                    Development,   Technology    Disclosure   and    License
                    Agreement: GM-CSF  dated March  31, 1987,  between Kirin
                    Brewery Company, Limited and the Company. (7)
         10.24      Amending Agreement, dated June 30,  1988, to Development
                    Agreement,  Partner  Purchase  Option  Agreement,  Cross
                    License Agreement  and  Joint  Venture Agreement,  dated
                    June 1,  1987, between  the Company  and Amgen  Clinical
                    Partners, L.P. (7)
         10.25      Agreement on G-CSF in the EC,  dated September 26, 1988,
                    between Amgen  Inc.  and  F.  Hoffmann-La  Roche  &  Co.
                    Limited Company  (with certain  confidential information
                    deleted therefrom). (9)
         10.26      Supplementary Agreement  to Agreement  dated January  4,
                    1989 to Agreement  on G-CSF in  the EC,  dated September
                    26, 1988, between the Company and F. Hoffmann-La Roche &
                    Co.  Limited   Company,   (with   certain   confidential
                    information deleted therefrom). (9)
         10.27      Agreement on G-CSF in Certain  European Countries, dated
                    January 1, 1989, between  Amgen Inc. and  F. Hoffmann-La
                    Roche & Co.  Limited Company (with  certain confidential
                    information deleted therefrom). (9)
         10.28      Rights Agreement, dated January 24,  1989, between Amgen
                    Inc. and  American  Stock  Transfer and  Trust  Company,
                    Rights Agent. (8)
         10.29      First Amendment to  Rights Agreement, dated  January 22,
                    1991, between Amgen Inc. and American Stock Transfer and
                    Trust Company, Rights Agent. (11)
         10.30      Second Amendment  to Rights  Agreement,  dated April  2,
                    1991, between Amgen Inc. and American Stock Transfer and
                    Trust Company, Rights Agent. (12)
         10.31      Credit Agreement, dated as  of November 15,  1991, among
                    Amgen Inc.,  The Borrowing  Subsidiaries therein  named,
                    the Banks  therein  named,  Swiss Bank  Corporation,  as
                    issuing Bank  and Swiss  Bank  Corporation and  Citicorp
                    USA, Inc., as Co-Agents. (16)
         10.32      Deed of  Trust  and Security  Agreement,  dated June  1,
                    1989,  between  the  Company  and  UNUM  Life  Insurance
                    Company of America. (10)
         10.33      Note, dated June 1,  1989, between the Company  and UNUM
                    Life Insurance Company of America. (10)
         10.34      Agency Agreement, dated November 21, 1991, between Amgen
                    Manufacturing,  Inc.  and  Citicorp  Financial  Services
                    Corporation. (16)
         10.35      Agency Agreement,  dated  May  21, 1992,  between  Amgen
                    Manufacturing,  Inc.  and  Citicorp  Financial  Services
                    Corporation. (16)
         10.36      Guaranty, dated July 29,  1992, by the Company  in favor
                    of Merck Sharp & Dohme Quimica de Puerto Rico, Inc. (16)
         10.37      936 Promissory  Note No.  01, dated  December 11,  1991,
                    issued by Amgen Manufacturing, Inc. (16)
         10.38      936 Promissory  Note No.  02, dated  December 11,  1991,
                    issued by Amgen Manufacturing, Inc. (16)
         10.39      936 Promissory Note No. 001, dated July 29, 1992, issued
                    by Amgen Manufacturing, Inc. (16)
         10.40      936 Promissory Note No. 002, dated July 29, 1992, issued
                    by Amgen Manufacturing, Inc. (16)
         10.41      Guaranty, dated  November 21,  1991, by  the Company  in
                    favor of Citicorp Financial Services Corporation. (16)
         10.42      First Amendment,  dated  as of  June  16,  1992, to  the
                    Credit Agreement, dated as  of November 15,  1991, among
                    Amgen Inc.,  The Borrowing  Subsidiaries therein  named,
                    the Banks  therein  named,  Swiss Bank  Corporation,  as
                    issuing Bank  and Swiss  Bank  Corporation and  Citicorp
                    USA, Inc., as Co-Agents. (16)
         10.43      Second Amendment, dated as  of November 6, 1992,  to the
                    Credit Agreement, dated as  of November 15,  1991, among
                    Amgen Inc.,  The Borrowing  Subsidiaries therein  named,
                    the Banks  therein  named,  Swiss Bank  Corporation,  as
                    issuing Bank  and Swiss  Bank  Corporation and  Citicorp
                    USA, Inc., as Co-Agents. (16)
         10.44      Lease and Agreement relating  to Lease, dated  March 27,
                    1986 and  April  1,  1986,  respectively, for  2003  Oak
                    Terrace Lane between 2001 Hillcrest  Partnership and the
                    Company. (19)
         10.45      Partnership Purchase  Agreement, dated  March 12,  1993,
                    between the  Company,  Amgen  Clinical  Partners,  L.P.,
                    Amgen  Development  Corporation,  the  Class  A  limited
                    partners and the Class B limited partner. (17)
         10.46*     Amgen Supplemental Retirement  Plan dated June  1, 1993.
                    (20)
         10.47      Promissory Note of  Mr. Kevin W.  Sharer, dated  June 4,
                    1993. (20)
         10.48      Amendment No.  3  dated  June  25,  1993 to  the  Credit
                    Agreement, dated November  15, 1991, among  the Company,
                    The Borrowing  Subsidiaries  therein  named,  the  Banks
                    therein named,  the Swiss  Bank Corporation,  as issuing
                    Bank and Swiss Bank Corporation and  Citicorp USA, Inc.,
                    as Co-Agents. (20)
         10.49      Promissory Note of Mr. Larry A.  May, dated February 24,
                    1993. (21)
         10.50*     First Amendment dated October 26, 1993  to the Company's
                    Retirement and Savings Plan. (21)
         10.51*     Amgen Performance Based Management Incentive Plan. (21)
         11         Computation of earnings per share.

        -------------
        * Management contract or compensatory plan or arrangement.

        (1) Filed as an exhibit to the Annual Report on Form 10-K for the year ended March 31, 1984 on June 26, 1984 and incorporated herein by reference.
        (2) Filed as an exhibit to Quarterly Report on Form 10-Q for the quarter ended September 30, 1985 on November 14, 1985 and incorporated herein by reference.
        (3)  Filed as an  exhibit to Quarterly  Report on Form  10-Q for  the quarter ended December 31, 1985 on February 3, 1986 and incorporated herein by reference.
        (4) Filed as an exhibit to Amendment No. 1 to Form S-1 Registration Statement (Registration No. 33-3069) on March 11, 1986 and incorporated herein by reference.
        (5) Filed as an exhibit to the Form 10-K Annual Report for the year ended March 31, 1987 on May 18, 1987 and incorporated herein by reference.
        (6) Filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1987 on August 12, 1987 and incorporated herein by reference.
        (7) Filed as an exhibit to Form 8 amending the Quarterly Report on Form 10-Q for the quarter ended June 30, 1988 on August 25, 1988 and incorporated herein by reference.
        (8) Filed as an exhibit to the Form 8-K Current Report dated January 24, 1989 and incorporated herein by reference.
        (9) Filed as an exhibit to the Annual Report on Form 10-K for the year ended March 31, 1989 on June 28, 1989 and incorporated herein by reference.
        (10) Filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1989 on August 14, 1989 and incorporated herein by reference.
        (11) Filed as an exhibit to the Form 8-K Current Report dated January 22, 1991 and incorporated herein by reference.
        (12) Filed as an exhibit to the Form 8-K Current Report dated April 12, 1991 and incorporated herein by reference.
        (13) Filed as an exhibit to the Annual Report on Form 10-K for the year ended March 31, 1991 on July 1, 1991 and incorporated herein by reference.
        (14) Filed as an exhibit to Form S-3 Registration Statement dated December 19, 1991 and incorporated herein by reference.
        (15) Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1991 on March 30, 1992 and incorporated herein by reference.
        (16) Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1992 on March 30, 1993 and incorporated herein by reference.
        (17) Filed as an exhibit to the Form 8-A dated March 31, 1993 and incorporated herein by reference.
        (18) Filed as an exhibit to the Form 10-Q for the quarter ended March 31, 1993 on May 17, 1993 and incorporated herein by reference.
        (19) Filed as an exhibit to the Form 10-Q for the quarter ended June 30, 1993 on August 16, 1993 and incorporated herein by reference.
        (20) Filed as an exhibit to the Form 10-Q for the quarter ended September 30, 1993 on November 12, 1993 and incorporated herein by reference.
        (21) Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1993 on March 25, 1994 and incorporated herein by reference.

                                                                   EXHIBIT 11
                                     AMGEN INC.

                          COMPUTATION OF PER SHARE EARNINGS
                        PRIMARY AND FULLY DILUTED COMPUTATION

                        (In thousands except per share data)
                                     (Unaudited)


                                                      Three Months Ended
                                                            March 31,
                                                          1994      1993
                                                      --------   --------
        Income before cumulative effect of a change
           in accounting principle                     $93,460    $80,560
        Cumulative effect of a change in accounting
           principle                                         -      8,738
                                                       -------    -------
        Net income                                     $93,460    $89,298
                                                       =======    =======

        Applicable common and common stock
           equivalent shares:
             Weighted average shares of common
                stock outstanding during the
                period                                 133,961    136,383

             Incremental number of shares
                outstanding during the period
                resulting from the assumed
                exercises of stock options and
                warrants                                 7,410      9,313
                                                      --------   --------

        Weighted average shares of common stock
           and common stock equivalents
           outstanding during the period               141,371    145,696
                                                      ========   ========

        Earnings per common share primary and fully
           diluted:
             Income before cumulative effect of a
                change in accounting principle        $   .66    $   .55
             Cumulative effect of a change in
                accounting principle                        -        .06
                                                       -------    -------
             Net income                               $   .66    $   .61
                                                       =======    =======