Form 10-Q
period 1994-06-30
AMGEN INC
filed 1994-08-10
CIK 318154

SECURITIES AND EXCHANGE COMMISSION

                                 WASHINGTON D.C. 20549

                                       FORM 10-Q



        (Mark One)
        [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended June 30, 1994

                                          OR

        [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934


        Commission file number 0-12477


                                        AMGEN INC.
               (Exact name of registrant as specified in its charter)


                  Delaware                                95-3540776
        -------------------------------         -----------------------------
        (State or other jurisdiction of                (I.R.S. Employer
        incorporation or organization)                Identification No.)


        1840 Dehavilland Drive, Thousand Oaks, California     91320-1789
        ----------------------------------------------------------------------
            (Address of principal executive offices)          (Zip Code)


        Registrant's telephone number, including area code:    (805) 447-1000


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter  period  that  the  registrant  was  required  to  file  such reports), and (2) has  been subject to  such filing requirements  for
        the past 90 days.         Yes [X]    No

             As of June 30, 1994, the registrant had 133,416,290 shares of Common Stock, $.0001 par value, outstanding.

                                      AMGEN INC.

                                        INDEX
                                                                 Page No.

        PART I    FINANCIAL INFORMATION

                  Item 1. Financial Statements ......................3

                    Condensed Consolidated Statements of
                    Operations - three and six months
                    ended June 30, 1994 and 1993 ................4 - 5

                    Condensed Consolidated Balance Sheets -
                    June 30, 1994 and December 31, 1993 .............6

                    Condensed Consolidated Statements of
                    Cash Flows - six months
                    ended June 30, 1994 and 1993 ................7 - 8

                    Notes to Condensed Consolidated Financial
                    Statements ......................................9

                  Item 2. Management's Discussion and Analysis
                          of Financial Condition and Results of
                          Operations ...............................13


        PART II   OTHER INFORMATION

                  Item 1. Legal Proceedings ........................19

                  Item 4. Submission of Matters to a Vote of
                          Security Holders..........................21

                  Item 6. Exhibits and Reports on Form 8-K..........21

                  Signatures........................................22

                  Index to Exhibits.................................23

                             PART I - FINANCIAL INFORMATION


        Item 1.   Financial Statements

             The information in this report for the six months ended June 30, 1994 and 1993, is unaudited but includes all adjustments (consisting only of normal recurring accruals) which Amgen Inc. ("Amgen" or the "Company") considers necessary for a fair presentation of the results of operations for those periods.

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

                                      AMGEN INC.
                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                          (In thousands, except per share data)
                                     (Unaudited)

                                 Three Months Ended      Six Months Ended
                                      June 30,              June 30,
                                   1994      1993        1994        1993
                                 --------  --------    --------    --------
       Revenues:
       Product sales...........  $388,575  $327,829    $734,306    $623,281
       Corporate partner
         revenues..............    18,838    11,415      32,829      22,315
       Royalty income..........     7,272     3,876      11,548       7,767
                                 --------  --------    --------    --------
       Total revenues..........   414,685   343,120     778,683     653,363
                                 --------  --------    --------    --------
       Operating expenses:
       Cost of sales...........    64,394    53,561     117,677     104,465
       Research and development    80,230    64,365     153,955     120,490
       Marketing and selling...    59,591    53,050     112,764      99,783
       General and
       administrative..........    30,186    28,528      58,494      56,271
       Loss of affiliates, net.     8,627     3,348      15,884       5,472
       Legal award.............         -   (13,900)         -      (13,900)
                                 --------  --------    --------    --------
       Total operating expenses   243,028   188,952     458,774     372,581
                                 --------  --------    --------    --------
       Operating income........   171,657   154,168     319,909     280,782
                                 --------  --------    --------    --------
       Other income (expense):
       Interest and other
         income................     3,724     9,398       9,235      15,267
       Interest expense, net...    (2,747)   (1,516)     (5,387)     (1,525)
                                 --------  --------    --------    --------
       Total other income
       (expense)...............       977     7,882       3,848      13,742
                                 --------  --------    --------    --------
       Income before income
         taxes and cumulative
         effect of a change in
         accounting principle..   172,634   162,050     323,757     294,524
       Provision for income
         taxes.................    65,170    61,826     122,833     113,740
                                 --------  --------    --------    --------
       Income before cumulative
         effect of a change in
         accounting principle..   107,464   100,224     200,924     180,784

       Cumulative effect of a
         change in accounting
         principle.............         -         -           -       8,738
                                 --------  --------    --------    --------
       Net income..............  $107,464  $100,224    $200,924    $189,522
                                 ========  ========    ========    ========

                                  See accompanying notes.
                                 (Continued on next page)

                                      AMGEN INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)
                         (In thousands, except per share data)
                                     (Unaudited)

                                  Three Months Ended     Six Months Ended
                                       June 30,              June 30,
                                   1994      1993        1994        1993
                                 --------  --------    --------    --------
       Earnings per share:
       Primary:
       Income before cumulative
         effect of a change in
         accounting principle..  $    .77  $    .70    $   1.43    $   1.25
       Cumulative effect of a
         change in accounting
       principle...............         -         -           -         .06
                                 --------  --------    --------    --------
       Net income..............  $    .77  $    .70    $   1.43    $   1.31
                                 ========  ========    ========    ========

       Fully diluted:
       Income before cumulative
         effect of a change in
         accounting principle..  $    .77  $    .70    $   1.43    $   1.25
       Cumulative effect of a
         change in accounting
         principle.............         -         -           -         .06
                                 --------  --------    --------    --------
       Net income..............  $    .77  $    .70    $   1.43    $   1.31
                                 ========  ========    ========    ========

       Shares used in
         calculation of:
       Primary earnings per
         share.................   139,609   143,677     140,486     144,694
       Fully diluted earnings
         per share.............   139,631   143,677     140,486     144,694


                                 See accompanying notes.

                                        AMGEN INC.
                         CONDENSED CONSOLIDATED BALANCE SHEETS
                                      (In thousands)
                                        (Unaudited)

                                                     June 30,   December 31,
                                                       1994        1993
                                                    ----------  ----------
                                       ASSETS
        Current assets:
           Cash and cash equivalents..............  $  251,563  $  128,505
           Marketable securities, at cost which
              approximates market.................     466,846     594,679
           Trade receivables, net.................     180,299     164,337
           Inventories............................      79,739      74,712
           Deferred tax assets, net...............      55,401      58,937
           Other current assets...................      27,411      33,340
                                                    ----------  ----------
                  Total current assets............   1,061,259   1,054,510

        Property, plant and equipment at cost, net     615,684     586,912
        Investments...............................      91,981      78,778
        Other assets..............................      55,628      45,323
                                                    ----------  ----------
                                                    $1,824,552  $1,765,523
                                                    ==========  ==========

                        LIABILITIES AND STOCKHOLDERS' EQUITY
        Current liabilities:
          Accounts payable........................  $   16,991  $   23,056
          Commercial paper........................      99,734     109,767
          Other accrued liabilities...............     264,834     279,438
                                                    ----------  ----------
                 Total current liabilities........     381,559     412,261

        Long-term debt............................     185,888     181,242

        Commitments and contingencies

        Stockholders' equity:
           Common stock, $.0001 par value;
             750,000 shares authorized;
             outstanding - 133,416 shares in
             1994 and 134,214 shares in 1993......          13          13
           Additional paid-in capital.............     670,859     636,217
           Retained earnings......................     586,233     535,790
                                                    ----------  ----------
                 Total stockholders' equity.......   1,257,105   1,172,020
                                                    ----------  ----------
                                                    $1,824,552  $1,765,523
                                                    ==========  ==========
                                See accompanying notes.

                                      AMGEN INC.
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (In thousands)
                                     (Unaudited)

                                                     Six Months Ended
                                                         June 30,
                                                      1994      1993
                                                    --------  --------
             Cash flows from operating activities:
                Net income........................  $200,924  $189,522
                Depreciation and amortization.....    36,865    24,703
                Cumulative effect of an accounting
                  change..........................         -    (8,738)
                Other non-cash expenses...........     2,679     4,614
                Deferred income taxes.............     3,536    26,000
                Loss of affiliates, net...........    15,884     5,472
                Cash provided by (used in):
                  Trade receivables, net..........   (15,962)  (90,663)
                  Inventories.....................    (5,027)  (15,247)
                  Other current assets............     5,929     7,380
                  Accounts payable................    (6,065)  (11,235)
                  Accrued liabilities.............   (21,396)  (31,586)
                                                    --------  --------
                     Net cash provided by
                       operating activities.......   217,367   100,222
                                                    --------  --------

             Cash flows from investing activities:
                Purchases of property, plant
                  and equipment...................   (65,637) (126,623)
                Decrease in marketable securities.   127,833   145,561
                Increase in investments...........   (17,647)  (12,580)
                Increase in other assets..........   (10,305)  (23,980)
                                                    --------  --------

                   Net cash provided by (used in)
                       investing activities.......    34,244   (17,622)
                                                    --------   -------
                                 See accompanying notes.
                                (Continued on next page)

                                       AMGEN INC.
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                    (In thousands)
                                      (Unaudited)

                                                     Six Months Ended
                                                         June 30,
                                                       1994      1993
                                                    --------   --------

             Cash flows from financing activities:
                (Decrease) increase in commercial
                  paper...........................  $(10,033)  $ 40,000
                Proceeds from issuance of
                  long-term debt..................    12,499     25,053
                Repayment of long-term debt.......    (1,061)      (457)
                Net proceeds from issuance of
                  common stock....................    11,797      9,179
                Tax benefit related to
                  stock options...................     7,400      8,000
                Net proceeds from issuance
                  of warrants.....................    15,330      1,395
                Repurchases of common stock.......  (150,481)  (110,839)
                Other.............................   (14,004)   (10,726)
                                                    --------   --------
                    Net cash used in
                      financing activities........  (128,553)   (38,395)
                                                    --------   --------

             Increase in cash and cash equivalents   123,058     44,205

             Cash and cash equivalents at
                beginning of period..............    128,505     92,048
                                                    --------   --------
             Cash and cash equivalents at
                end of period....................   $251,563   $136,253
                                                    ========   ========

                                See accompanying notes.

                                      AMGEN INC.
                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    June 30, 1994


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

          Inventories

             Inventories are stated at the lower of cost or market. Cost is determined in a manner which approximates the first-in, first-out
        (FIFO) method. Inventories are shown net of applicable reserves and allowances. Inventories consist of the following (in thousands):

                                           June 30,   December 31,
                                             1994         1993
                                           -------      -------
                 Raw materials...........  $11,236      $ 8,001
                 Work in process.........   51,564       47,138
                 Finished goods..........   16,939       19,573
                                           -------      -------
                                           $79,739      $74,712
                                           =======      =======

          Product sales

             Product sales consist of two products, EPOGEN(R) (Epoetin alfa) and NEUPOGEN(R) (Filgrastim).

             As a result of arbitration proceedings involving an agreement between Amgen and Ortho Pharmaceutical Corporation, a subsidiary of Johnson & Johnson ("Johnson & Johnson") covering the U.S. market for the Company's Epoetin alfa product, Amgen does not recognize product sales it makes into the contractual market of Johnson & Johnson and does recognize the product sales made by Johnson & Johnson into Amgen's contractual market. These sales amounts, and adjustments thereto, are derived from third-party data on shipments to end users and their usage (see Note 4, "Commitments and contingencies - Johnson & Johnson arbitration").

          Income taxes

             Income taxes are accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109 (Note 3).

          Earnings per share

             Earnings per share are computed in accordance with the treasury stock method. Primary and fully diluted earnings per share are based upon the weighted average number of common shares and dilutive common stock equivalents during the period in which they were outstanding. Common stock equivalents include outstanding options under the Company's stock option plans and outstanding warrants to purchase shares of the Company's common stock.

          Basis of presentation

             The financial information for the six months ended June 30, 1994 and 1993, are unaudited but include all adjustments (consisting only of normal recurring accruals) which the Company considers necessary for a fair presentation of the results of operations for these periods. Interim results are not necessarily indicative of results for the full fiscal year.


          Reclassification

             Certain prior period amounts have been reclassified to conform to the current period presentation.


        2.   Debt

             As of June 30, 1994, $99.7 million of commercial paper was outstanding. These borrowings had maturities of three months or less and had effective interest rates averaging 4.3%.

             During the three months ended June 30, 1994, the Company's unsecured credit facility (the "credit facility") was extended through June 1995. As of June 30, 1994, $150 million was available under the Company's line of credit pursuant to the credit facility for borrowing and to support the Company's commercial paper program.

             Long-term debt consists of the following (in thousands):

                                               June 30,   December 31,
                                                 1994         1993
                                               --------     --------
              Medium Term Notes..............  $113,000     $103,000
              Promissory notes...............    68,200       68,200
              Other long-term obligations....    13,209       11,771
                                               --------     --------
                                                194,409      182,971
              Less current portion...........    (8,521)      (1,729)
                                               --------     --------
                                               $185,888     $181,242
                                               ========     ========

             The Company has registered $200 million of unsecured medium term debt securities ("Medium Term Notes") of which $113 million were outstanding at June 30, 1994. During the six months ended June 30, 1994, the Company issued an additional $10 million of Medium Term Notes with five year maturities at a fixed rate of 5.5%.


        3.   Income taxes

             The provision for income taxes consists of the following (in thousands):

                                     Three Months Ended   Six Months Ended
                                          June 30,            June 30,
                                       1994      1993      1994      1993
                                     --------  --------  --------  --------
               Federal.............  $56,026   $51,517   $105,887  $ 94,105
               State...............    9,144    10,309     16,946    19,635
                                     -------   -------   --------  --------
                  Total............  $65,170   $61,826   $122,833  $113,740
                                     =======   =======   ========  ========


        4.   Commitments and contingencies

          Johnson & Johnson arbitration

             In September 1985, the Company granted Johnson & Johnson an exclusive license under certain patented technology and know how of the Company to sell erythropoietin throughout the United States for all human uses except dialysis and diagnostics.

             In January 1989, Johnson & Johnson initiated arbitration proceedings with respect to a number of disputes which had arisen between Amgen and Johnson & Johnson as to the respective rights and obligations of the parties under the various agreements between them. Amgen filed a cross petition for arbitration raising additional disputes for resolution by the arbitrator. The scope of the
        arbitration  covers   erythropoietin,   hepatitis  B   vaccine,   and
        interleukin-2.

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

             The Company and  Johnson &  Johnson are  required to  compensate each other for Epoetin alfa sales which either party makes into the other party's contractual market. The Company has established and is employing an accounting methodology to allocate the proceeds of sales of EPOGEN(R) and PROCRIT(R) in Amgen's and Johnson & Johnson's respective contractual markets. The Company has made payments to Johnson & Johnson based upon the results of the Company's accounting methodology. Johnson & Johnson has disputed the methodology employed by the Company and is proposing an alternative methodology for adoption by the arbitrator. If, as a result of the arbitration proceeding, a methodology different than that currently employed by the Company is instituted to allocate the proceeds of sales between the parties, it may yield results that are different from the results of the accounting methodology currently employed by the Company. As a result of the arbitration, it is possible that the Company would recognize a different level of EPOGEN(R) sales than are currently being recognized. As a result of the arbitration, the Company may be required to pay additional compensation to Johnson & Johnson for sales during prior periods, or Johnson & Johnson may be required to pay compensation to the Company for such prior period sales. Due to the uncertainties of any arbitrated result, the Company has established net liabilities that exceed the amounts paid to Johnson & Johnson.

             A trial date has been set for May 1, 1995 before the arbitrator regarding the accounting methodologies and compensation for sales by Johnson & Johnson into Amgen's contractual market and sales by Amgen into Johnson & Johnson's contractual market. Discovery as to these issues is in progress.

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

        5.   Stockholders' equity

             During the six months ended June 30, 1994, the Company  acquired
        3.5 million shares of its common stock at a total cost of $150.5 million under its common stock repurchase program. At June 30, 1994, $181.2 million of the amount approved by the Board of Directors remained available for repurchase through December 31, 1994. Stock repurchased under the program is retired and such repurchases offset the dilutive effects of the Company's employee benefit stock option and stock purchase plans.

        Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        Liquidity and Capital Resources

             The Company had cash, cash equivalents and marketable securities of $718.4 million at June 30, 1994, compared with $723.2 million at December 31, 1993. Cash provided by operating activities has been and is expected to continue to be the Company's primary source of funds. During the six months ended June 30, 1994, operations provided $217.4 million of cash compared with $100.2 million of cash for the same period last year. The amount in the prior year period reflects a payment of $82.4 million to Johnson & Johnson in settlement of an obligation resulting from an arbitration proceeding (see "Legal Matters - Johnson & Johnson arbitration") and an increase in trade accounts receivable due to a temporary extension of payment terms to EPOGEN(R) customers.

             Capital expenditures totaled $65.6 million for the six months ended June 30, 1994, compared with $126.6 million for the same period a year ago. The reduction in capital expenditures is due to the completion of several facilities in 1993, including the Puerto Rico finish and fill facility. Over the next few years, the Company expects to spend approximately $100 million to $200 million per year on capital projects. These expenditures will be used primarily to expand the Company's operations.

             The Company has an ongoing common stock repurchase program to offset dilutive effects of its employee benefit stock option and stock purchase plans. Since its inception in 1992 through June 30, 1994, the Company has repurchased 9.9 million shares of its common stock at a total cost of $443.8 million, and is authorized to purchase up to an additional $181.2 million through December 31, 1994. During the six months ended June 30, 1994, the Company repurchased 3.5 million shares of common stock at a cost of $150.5 million.

             To provide for financial flexibility and increased liquidity, the Company has established several sources of debt financing. The Company has filed a shelf registration statement with the Securities and Exchange Commission under which it could issue up to $200 million of Medium Term Notes. At June 30, 1994, $113 million of Medium Term Notes were outstanding which mature in three to nine years. The Company has a commercial paper program which provides for short-term borrowings up to an aggregate of $200 million. At June 30, 1994, $99.7 million of commercial paper was outstanding with maturities of three months or less. As individual issuances under this program mature, the Company may issue new debt either in the form of commercial paper or Medium Term Notes depending on interest rates and other market factors. The Company also has a $150 million revolving line of credit, principally to support the Company's commercial paper program. No borrowings on this line of credit were outstanding at June 30, 1994.

             The Company hedges certain portions of its exposure to anticipated foreign currency cash flows through the use of forward and option foreign exchange contracts. At June 30, 1994, the Company had forward and option foreign exchange contracts of approximately $261 million and $14 million, respectively, all having maturities of less than one year. The Company's net economic exposure is substantially less than the absolute dollar value of these contracts.

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

             The Company believes that existing funds, cash generated from operations, and existing sources of external financing should be adequate to satisfy its working capital and capital expenditure requirements and to support its common stock repurchase program for the foreseeable future. However, the Company may take advantage of favorable conditions in the capital markets to raise additional capital from time to time.

        Results of Operations

          Product sales

             Product sales increased 19% and 18% for the three and six months ended June 30, 1994, respectively, compared with the same periods last year.

          NEUPOGEN(R) (Filgrastim)

             The Company's worldwide NEUPOGEN(R) sales were $212 million and $393.7 million for the three and six months ended June 30, 1994, respectively.

             Domestic sales of NEUPOGEN(R) were $158.4 million and $290.4 million for the three and six months ended June 30, 1994, respectively. These amounts represent increases of $20 million and $32.3 million, or 14% and 13% respectively, over the same periods last year. These increases were primarily due to increased penetration of the potential colony-stimulating factor market.

             Sales of NEUPOGEN(R) outside the United States, primarily in Europe, were $53.6 million and $103.3 million for the three and six months ended June 30, 1994, respectively. These amounts represent increases of $4.2 million and $15.2 million over the same periods last year, respectively. Local sales volumes increased by approximately 13% and 24% during the three and six months ended June 30, 1994, respectively, compared with the same periods last year due to increased market penetration by NEUPOGEN(R). However, when measured in U.S. dollars, reported sales increases for the three and six months ended June 30, 1994 were 9% and 17%, respectively, due to fluctuations in foreign currency exchange rates.

             During the first quarter of 1994, Rhone-Poulenc-Rorer and Chugai Pharmaceutical Co., Ltd. began jointly marketing a G-CSF product in the European Union ("EU" - formerly known as the European Community). Although there has been no significant effect on the Company's worldwide NEUPOGEN(R) sales, it is not possible to predict the ultimate impact this competitive product will have on future EU NEUPOGEN(R) sales.

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

             The Company believes that NEUPOGEN(R) sales in 1994 will exceed the 1993 level, but that the growth rate of NEUPOGEN(R) sales in the future will be lower than the growth rate in 1993. NEUPOGEN(R) sales increases are dependent upon further penetration of existing markets, the timing and nature of additional indications for which the product may be approved, and the effects of competitive products. In addition, international NEUPOGEN(R) sales revenues are subject to fluctuations in foreign currency exchange rates and increased competition from other G-CSF products.

          EPOGEN(R) (Epoetin alfa)

             EPOGEN(R) sales were $176.5 million and $340.6 million for the three and six months ended June 30, 1994. These amounts represent increases of $36.5 million and $63.6 million, or 26% and 23%, respectively, over the same periods last year. These increases were primarily due to an increase in the U.S. dialysis patient population and the administration of higher doses of EPOGEN(R) per patient. The Company anticipates that increases in the U.S. dialysis patient population, currently estimated to grow at an annual rate of 8% - 10%, and increases in dose per patient will continue to drive the growth of EPOGEN(R) sales in the current year. However, the annual growth rate for the second half of 1994 is expected to be lower than the growth rate realized in the first half of the current year.

             The federal government enacted legislation effective January 1, 1994 to lower reimbursement provided to facilities that administer EPOGEN(R) from $11 per thousand units administered to $10 per thousand units administered. During the six months ended June 30, 1994, the change in reimbursement did not have a material adverse effect on EPOGEN(R) sales.

          Cost of sales

             Cost of sales as a percentage of product sales were 16.6% and 16% for the three and six months ended June 30, 1994, respectively, compared with 16.3% and 16.8% for the same periods last year. Cost of sales as a percentage of product sales is not expected to vary significantly for the foreseeable future except for a slight decline anticipated to occur as the Puerto Rico manufacturing plant becomes fully operational.

          Research and development

             During the three and six months ended June 30, 1994, research and development expenses increased $15.9 million and $33.5 million, or 25% and 28%, respectively, compared with the same periods last year. These increases were primarily due to expansion of the Company's research and development staffs. Annual research and development expenses for 1994 and 1995 are expected to increase at a rate exceeding the anticipated annual product sales growth rate due to planned increases in internal efforts on new product discovery and development and increases in external research collaboration costs, including acquisitions of product and technology rights.

          Marketing and selling

             Marketing and selling expenses increased $6.5 million and $13 million, or 12% and 13%, respectively, during the three and six months ended June 30, 1994 compared with the same periods last year. These increases were primarily due to: 1) domestic and international marketing expenses to support continued NEUPOGEN(R) market penetration and, 2) to support EPOGEN(R) marketing efforts focused on educating users on the importance of maintaining patients within the target hematocrit range. The future growth rate of marketing and selling expenses is not expected to exceed the anticipated annual product sales growth rate.

          General and administrative

             General and administrative expenses increased $1.7 million and $2.2 million, or 6% and 4%, respectively, during the three and six months ended June 30, 1994 compared with the same periods last year. The future growth rate of general and administrative expenses is expected to be less than the anticipated annual product sales growth rate.

          Income taxes

             The Company's effective tax rate for the three and six months ended June 30, 1994 was 37.8% and 37.9% compared to 38.2% and 38.6%, respectively, for the same periods last year. These decreases in the tax rate were primarily due to a reduction in state taxes which resulted from changes in the apportionment of taxable income among states.

             In the future, the Company expects to receive tax benefits from manufacturing products at its facility in Puerto Rico, which is currently awaiting licensure by regulatory bodies. Realization of these tax benefits is expected to result in an annualized effective tax rate of 32%-34% once a substantial portion of domestic product sales are supplied by product manufactured at this plant.

        Legal Matters

          Johnson & Johnson arbitration

             In September 1985, the Company granted Johnson & Johnson an exclusive license under certain patented technology and know how of the Company to sell erythropoietin throughout the United States for all human uses except dialysis and diagnostics.

             In January 1989, Johnson & Johnson initiated arbitration proceedings with respect to a number of disputes which had arisen between Amgen and Johnson & Johnson as to the respective rights and obligations of the parties under the various agreements between them. Amgen filed a cross petition for arbitration raising additional disputes for resolution by the arbitrator. The scope of the
        arbitration  covers   erythropoietin,   hepatitis  B   vaccine,   and
        interleukin-2.

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

             The Company and  Johnson &  Johnson are  required to  compensate each other for Epoetin alfa sales which either party makes into the other party's contractual market. The Company has established and is employing an accounting methodology to allocate the proceeds of sales of EPOGEN(R) and PROCRIT(R) in Amgen's and Johnson & Johnson's respective contractual markets. The Company has made payments to Johnson & Johnson based upon the results of the Company's accounting methodology. Johnson & Johnson has disputed the methodology employed by the Company and is proposing an alternative methodology for adoption by the arbitrator. If, as a result of the arbitration proceeding, a methodology different than that currently employed by the Company is instituted to allocate the proceeds of sales between the parties, it may yield results that are different from the results of the accounting methodology currently employed by the Company. As a result of the arbitration, it is possible that the Company would recognize a different level of EPOGEN(R) sales than are currently being recognized. As a result of the arbitration, the Company may be required to pay additional compensation to Johnson & Johnson for sales during prior periods, or Johnson & Johnson may be required to pay compensation to the Company for such prior period sales. Due to the uncertainties of any arbitrated result, the Company has established net liabilities that exceed the amounts paid to Johnson & Johnson.

             A trial date has been set for May 1, 1995 before the arbitrator regarding the accounting methodologies and compensation for sales by Johnson & Johnson into Amgen's contractual market and sales by Amgen into Johnson & Johnson's contractual market. Discovery as to these issues is in progress.

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

          Outlook

             The Company obtained approval on July 7, 1994 from the U.S. Food and Drug Administration ("FDA") for a labeling change expanding the target hematocrit range for patients with chronic renal failure receiving Epoetin alfa from the current range of 30 to 33 percent to a range of 30 to 36 percent. The labeling change also includes clarified dose titration guidelines allowing for ease of hematocrit stabilization within the target range as well as self-administration guidelines, updated safety data, and quality of life information.

             The Company also received approval from the FDA on June 21, 1994 for a product license amendment to expand the approved uses of NEUPOGEN(R) to include a reduction in the duration of neutropenia for patients undergoing myeloablative therapy followed by bone marrow transplantation.

             In February 1994, the FDA completed the prelicensure  inspection
        of the Puerto Rico  manufacturing facility.   It is anticipated  that
        licensure may occur in 1994.

             Operating in rapidly changing health care policy arenas and market environments presents many significant and unique challenges. While the federal government continues to formulate legislation for health care reform, it is impossible to predict the content of eventual legislation or even whether the Congress will pass and the President will sign any substantial health care legislation. It is probable that any such legislation will have an adverse impact on Amgen. In addition, the Company is adapting to market-driven forces in the United States and legislative mandates in foreign markets. Market forces are changing the economics of health care in the United States through voluntary limits on price increases by the pharmaceutical industry, increases in the purchasing power of large buying groups, and increased influence on medical care and treatment decisions by managed care organizations.

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

          Elanex Pharmaceuticals litigation

             In October of 1993, the Company filed a complaint for patent infringement against defendants Elanex Pharmaceuticals, Inc. ("Elanex"), Laboratorios Elanex De Costa Rica, S. A., Bio Sidus S.A., Merckle GmbH, Biosintetica S. A. and other unknown defendants. The complaint, filed in the United States District Court for the Western District of Washington at Seattle, seeks injunctive relief and damages for Elanex's infringement of the Company's patent for DNA sequences and host cells useful in producing recombinant erythropoietin. The complaint also alleges that the foreign defendants entered into agreements with Elanex relating to the production or sale of recombinant erythropoietin and thereby have induced Elanex's infringement.

             In December 1993, Elanex responded to the complaint denying the material allegations thereof, and filed a counterclaim seeking a declaratory judgment that the Company's patent is invalid and that Elanex's recombinant erythropoietin technology does not infringe any valid claims of the Company's patent. The counterclaim also seeks an award of reasonable attorneys' fees and other costs of defense.

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

             Genetics Institute and the Company announced on May 11, 1993 that they agreed to settle all outstanding patent disputes between them regarding erythropoietin in the United States. As part of the settlement, Genetics Institute paid the Company $13.9 million during the quarter ended September 30, 1993. An additional $2 million may be paid to the Company contingent upon the outcome of certain future events. As a result of the settlement of the litigation, Amgen expects to receive patents on the process for producing recombinant erythropoietin and on the recombinant erythropoietin product.

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

          Genetics Institute litigation

             On June 21, 1994, Genetics Institute filed suit in the United States District Court for the District of Delaware in Wilmington, against Johnson & Johnson, a licensee of the Company, seeking damages for the alleged infringement of the newly issued U.S. Patent 5,322,837 relating to Johnson & Johnson's manufacture, use, and sale of erythropoietin.

             While it is not possible to predict accurately or to determine the eventual outcome of this matter, the Company believes that the outcome of this legal proceeding will not have a material adverse effect on the operations or financial position of the Company.

          Consensus Interferon

             On June 15, 1994, Biogen Inc. filed suit in the Tokyo District Court in Japan, against Amgen K.K., a subsidiary of the Company, seeking injunctive relief for the alleged infringement of two Japanese patent applications relating to alpha-interferon.

             While it is not possible to predict accurately or to determine the eventual outcome of this matter, the Company believes that the outcome of this legal proceeding will not have a material adverse effect on the operations or financial position of the Company.

        Item 4.   Submission of Matters to a Vote of Security Holders

             The Company held its Annual Meeting of Stockholders on April 26, 1994. The three matters voted upon at the meeting were to elect three directors to hold office until the 1997 Annual Meeting of Stockholders, to approve the material terms of the Company's performance based Management Incentive Plan, and to ratify the selection of Ernst & Young as the independent auditors of the Company for its fiscal year ending December 31, 1994.

             The following votes were cast for or were withheld with respect to each of the nominees: Dr. Raymond F. Baddour: 115,149,445 votes for and 900,955 votes withheld; Mr. Gordon M. Binder: 115,172,591 votes for and 877,809 votes withheld; and Mr. Franklin P. Johnson,
        Jr.: 115,182,497 votes for and 867,903 votes withheld. All nominees were declared to have been elected as directors to hold office until the 1997 Annual Meeting of Stockholders. No abstentions or broker non votes were cast in the election of directors.

             With respect to the  proposal to approve  the material terms  of the Company's performance based Management Incentive Plan, 102,712,490 votes were cast for the proposal, 3,767,033 votes were cast against the proposal and 763,049 votes abstained. No broker non votes were cast in connection with the proposal. The material terms of the Company's performance based Management Incentive Plan were declared to have been approved.

             With respect to the proposal to ratify the selection of Ernst & Young as the Company's independent auditors, 115,365,405 votes were cast for the proposal, 393,610 votes were cast against the proposal and 291,385 votes abstained. No broker non votes were cast in connection with the proposal. The selection of Ernst & Young as the Company's independent auditors for the fiscal year ending December 31, 1994 was declared to have been ratified.

        Item 6.   Exhibits and Reports on Form 8-K

             (a)  Reference is made to the Index to Exhibits included herein.

             (b) No reports on Form 8-K were filed during the three months ended June 30, 1994.

                                       SIGNATURES


             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              Amgen Inc.
                                              (Registrant)



        Date:      8/08/94                     By:/s/ Gordon M. Binder
        ------------------                     -----------------------------
                                                 Gordon M. Binder
                                                 Chairman of the Board and
                                                 Chief Executive Officer

        Date:      8/08/94                     By:/s/ Larry A. May
        ------------------                     -----------------------------
                                                 Larry A. May
                                                 Vice President, Corporate
                                                 Controller and Chief
                                                 Accounting Officer

                                       AMGEN INC.

                                  INDEX TO EXHIBITS

        Exhibit No.                   Description

          4.1       Warrant Agreement, dated September 1,  1990, between the
                    Company, Paine  Webber R&D  Partners, L.P.  and American
                    Stock Transfer and Trust Company as Warrant Agent. (13)
          4.2       Warrant Agreement, dated November 26,  1991, between the
                    Company and American Stock Transfer and Trust Company as
                    Warrant Agent. (15)
          4.3       Indenture dated January 1, 1992 between  the Company and
                    Citibank N.A., as trustee. (14)
          4.4       Forms of Commercial Paper Master Note Certificates. (18)
         10.1*      Company's 1991 Equity Incentive Plan, as amended. (15)
         10.2*      Company's 1984 Stock Option Plan, as  amended, and forms
                    of Incentive Stock  Option Grant and  Nonqualified Stock
                    Option Grant used in connection therewith. (15)
         10.3       Shareholder's Agreement of Kirin-Amgen,  Inc., dated May
                    11, 1984, between the Company and Kirin Brewery Company,
                    Limited (with  certain confidential  information deleted
                    therefrom). (1)
         10.4       Amendment Nos. 1, 2,  and 3, dated March  19, 1985, July
                    29, 1985  and December  19, 1985,  respectively, to  the
                    Shareholder's Agreement of Kirin-Amgen,  Inc., dated May
                    11, 1984 (with certain  confidential information deleted
                    therefrom). (3)
         10.5       Product License Agreement, dated September 30, 1985, and
                    Technology License Agreement, dated,  September 30, 1985
                    between the Company and Ortho Pharmaceutical Corporation
                    (with   certain    confidential   information    deleted
                    therefrom). (2)
         10.6       Product License Agreement, dated September 30, 1985, and
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