Form 10-Q
period 1994-09-30
AMGEN INC
filed 1994-11-10
CIK 318154

SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON D.C. 20549

                                      FORM 10-Q



        (Mark One)
        [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1994

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


             As of September 30, 1994, the registrant had 132,909,959 shares of Common Stock, $.0001 par value, outstanding.

                                     AMGEN INC.

                                        INDEX


                                                                 Page No.

        PART I    FINANCIAL INFORMATION

                  Item 1.Financial Statements .......................3

                    Condensed Consolidated Statements of
                    Operations - three and nine months
                    ended September 30, 1994 and 1993 ...........4 - 5

                    Condensed Consolidated Balance Sheets -
                    September 30, 1994 and December 31, 1993 ........6

                    Condensed Consolidated Statements of
                    Cash Flows - nine months
                    ended September 30, 1994 and 1993 ...........7 - 8

                    Notes to Condensed Consolidated Financial
                    Statements ......................................9

                  Item 2.Management's Discussion and Analysis
                         of Financial Condition and Results of
                         Operations ................................13


        PART II   OTHER INFORMATION

                  Item 1.Legal Proceedings .........................20

                  Item 6.Exhibits and Reports on Form 8-K ..........22

                  Signatures........................................23

                  Index to Exhibits.................................24

                           PART I - FINANCIAL INFORMATION


        Item 1.   Financial Statements

             The information in this report for the three and nine months ended September 30, 1994 and 1993, is unaudited but includes all adjustments (consisting only of normal recurring accruals) which Amgen Inc. ("Amgen" or the "Company") considers necessary for a fair presentation of the results of operations for those periods.

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

                                     AMGEN INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        (In thousands, except per share data)
                                     (Unaudited)

                                 Three Months Ended     Nine Months Ended
                                    September 30,         September 30,
                                   1994      1993        1994        1993
                                 --------  --------  ----------  ----------
       Revenues:
       Product sales             $401,695  $335,752  $1,136,001  $  959,033
       Corporate partner
         revenues                  16,898    13,757      49,727      36,072
       Royalty income               7,762     5,343      19,310      13,110
                                 --------  --------  ----------  ----------
       Total revenues             426,355   354,852   1,205,038   1,008,215
                                 --------  --------  ----------  ----------
       Operating expenses:
       Cost of sales               59,126    58,261     176,803     162,726
       Research and development    81,597    63,276     235,552     183,766
       Marketing and selling       61,921    51,678     174,685     151,461
       General and
         administrative            31,903    27,515      90,397      83,786
       Loss of affiliates, net      9,794     4,706      25,678      10,178
       Legal award                      -         -           -     (13,900)
                                 --------  --------  ----------  ----------
       Total operating expenses   244,341   205,436     703,115     578,017
                                 --------  --------  ----------  ----------
       Operating income           182,014   149,416     501,923     430,198
                                 --------  --------  ----------  ----------
       Other income (expense):
       Interest and other
         income                     6,794     3,121      16,029      18,388
       Interest expense, net       (3,387)   (2,163)     (8,774)     (3,688)
       Total other income        --------  --------  ----------  ----------
         (expense)                  3,407       958       7,255      14,700
                                 --------  --------  ----------  ----------
       Income before income
         taxes and cumulative
         effect of a change in
         accounting principle     185,421   150,374     509,178     444,898
       Provision for income
         taxes                     71,465    47,682     194,298     161,422
                                 --------  --------  ----------  ----------
       Income before cumulative
         effect of a change in
         accounting principle     113,956   102,692     314,880     283,476
       Cumulative effect of a
         change in accounting
         principle                      -         -           -       8,738
                                 --------  --------  ----------  ----------
       Net income                $113,956  $102,692  $  314,880  $  292,214
                                 ========  ========  ==========  ==========

                               See accompanying notes.
                              (Continued on next page)

                                     AMGEN INC.
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)
                        (In thousands, except per share data)
                                     (Unaudited)

                                  Three Months Ended    Nine Months Ended
                                    September 30,         September 30,
                                    1994      1993       1994        1993
                                 --------  --------   ---------   ---------
       Earnings per share:
       Primary:
       Income before cumulative
         effect of a change in
         accounting principle    $    .82  $    .72    $   2.25    $   1.97
       Cumulative effect of a
         change in accounting
         principle                      -         -           -         .06
                                 --------  --------    --------    --------
       Net income                $    .82  $    .72    $   2.25    $   2.03
                                 ========  ========    ========    ========

       Fully diluted:
       Income before cumulative
         effect of a change in
         accounting principle    $    .82  $    .72    $   2.23    $   1.97
       Cumulative effect of a
         change in accounting
         principle                      -         -           -         .06
                                 --------  --------    --------    --------
       Net income                $    .82  $    .72    $   2.23    $   2.03
                                 ========  ========    ========    ========

       Shares used in
         calculation of:
       Primary earnings per
         share                    139,246   142,419     140,021     144,067
       Fully diluted earnings
         per share                139,530   142,817     140,948     144,067


                               See accompanying notes.

                                     AMGEN INC.
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (In thousands)
                                     (Unaudited)

                                                 September 30, December 31,
                                                     1994         1993
                                                 ----------    ----------
                                       ASSETS
        Current assets:
          Cash and cash equivalents              $  301,529    $  128,505
          Marketable securities, at cost which
             approximates market                    452,083       594,679
          Trade receivables, net                    186,220       164,337
          Inventories                                87,191        74,712
          Deferred tax assets, net                   55,859        58,937
          Other current assets                       37,067        33,340
                                                 ----------    ----------
                  Total current assets            1,119,949     1,054,510

        Property, plant and equipment at cost,
          net                                       625,515       586,912
        Investments                                  92,119        78,778
        Other assets                                 54,892        45,323
                                                 ----------    ----------
                                                 $1,892,475    $1,765,523
                                                 ==========    ==========

                        LIABILITIES AND STOCKHOLDERS' EQUITY
        Current liabilities:
          Accounts payable                       $   21,945    $   23,056
          Commercial paper                           99,602       109,767
          Other accrued liabilities                 263,455       279,438
                                                 ----------    ----------
                  Total current liabilities         385,002       412,261

        Long-term debt                              185,862       181,242

        Commitments and contingencies

        Stockholders' equity:
          Common stock, $.0001 par value;
             750,000 shares authorized;
             outstanding - 132,910 shares in
             1994 and 134,214 shares in 1993             13            13
          Additional paid-in capital                696,883       636,217
          Retained earnings                         624,715       535,790
                                                 ----------    ----------
                  Total stockholders' equity      1,321,611     1,172,020
                                                 ----------    ----------
                                                 $1,892,475    $1,765,523
                                                 ==========    ==========

                               See accompanying notes.

                                     AMGEN INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (In thousands)
                                     (Unaudited)

                                                     Nine Months Ended
                                                       September 30,
                                                      1994      1993
                                                    --------  --------

             Cash flows from operating activities:
               Net income                           $314,880  $292,214
               Depreciation and amortization          55,068    38,474
               Cumulative effect of an accounting
                  change                                   -    (8,738)
               Other non-cash expenses                 2,737     4,676
               Deferred income taxes                   3,078    26,729
               Loss of affiliates, net                25,678    10,178
               Cash used in:
                  Trade receivables, net             (21,883)  (49,904)
                  Inventories                        (12,479)  (17,023)
                  Other current assets                (3,727)   (1,591)
                  Accounts payable                    (1,111)  (16,905)
                  Accrued liabilities                (14,436)  (33,096)
                                                    --------  --------
                    Net cash provided by
                       operating activities          347,805   245,014
                                                    --------  --------

             Cash flows from investing activities:
               Purchases of property, plant
                  and equipment                      (93,671) (165,615)
               Decrease in marketable securities     142,596    49,494
               Increase in investments               (18,851)  (17,096)
               Increase in other assets               (9,569)  (25,029)
                                                    --------  --------
                    Net cash provided by (used in)
                       investing activities           20,505  (158,246)
                                                    --------  --------


                               See accompanying notes.
                              (Continued on next page)

                                     AMGEN INC.
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                   (In thousands)
                                     (Unaudited)

                                                     Nine Months Ended
                                                       September 30,
                                                      1994      1993
                                                    --------  --------

             Cash flows from financing activities:
               Net (decrease) increase in
                  commercial paper                  $(10,165) $ 79,747
               Proceeds from issuance of
                  long-term debt                      12,499    53,054
               Repayment of long-term debt            (9,426)   (1,478)
               Net proceeds from issuance of
                  common stock                        30,676    13,390
               Tax benefit related to
                  stock options                       14,487    18,200
               Net proceeds from issuance
                  of warrants                         15,330     1,665
               Repurchases of common stock          (225,955) (164,096)
               Other                                 (22,732)  (16,269)
                                                    --------  --------
                    Net cash used in
                       financing activities         (195,286)  (15,787)
                                                    --------  --------

             Increase in cash and cash equivalents   173,024    70,981

             Cash and cash equivalents at
               beginning of period                   128,505    92,048
                                                    --------  --------
             Cash and cash equivalents at
               end of period                        $301,529  $163,029
                                                    ========  ========

                          See accompanying notes.

                                     AMGEN INC.
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 September 30, 1994


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

          Inventories

             Inventories are stated at the lower of cost or market. Cost is determined in a manner which approximates the first-in, first-out
        (FIFO) method. Inventories are shown net of applicable reserves and allowances. Inventories consist of the following (in thousands):

                                        September 30,   December 31,
                                            1994           1993
                                           -------        -------
               Raw materials               $13,271        $ 8,001
               Work in process              51,500         47,138
               Finished goods               22,420         19,573
                                           -------        -------
                                           $87,191        $74,712
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

          Foreign currency transactions

             The Company hedges certain portions of its exposure to anticipated foreign currency cash flows due to its business operations in Switzerland, European Union countries ("EU" - formerly known as the European Community), Japan, and to a much lesser extent, Canada and Australia. In addition, the Company hedges receivables and payables denominated in currencies of these countries. The
        Company uses forward and option foreign exchange contracts which involve the exchange of two currencies at a stated future date. All of these contracts mature within one year, with approximately 90% maturing within three months. At September 30, 1994, the Company had forward and option foreign exchange contracts in the amount of $275 million and $14 million, respectively. These contracts are marked-to-market to reflect changes in their market values. The foreign currency gains and losses on these contracts were not material for the nine months ended September 30, 1994.

          Income taxes

             Income taxes are accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109 (Note 3).

          Earnings per share

             Earnings per share are computed in accordance with the treasury stock method. Primary and fully diluted earnings per share are based upon the weighted average number of common shares and dilutive common stock equivalents during the period in which they were outstanding. Common stock equivalents include outstanding options under the Company's stock option plans and warrants to purchase shares of the Company's common stock, which expired on June 30, 1994.

          Basis of presentation

             The financial information for the nine months ended September 30, 1994 and 1993, are unaudited but include all adjustments (consisting only of normal recurring accruals) which the Company considers necessary for a fair presentation of the results of operations for these periods. Interim results are not necessarily indicative of results for the full fiscal year.


          Reclassification

             Certain prior period amounts have been reclassified to conform to the current period presentation.

        2.   Debt

             As of September 30, 1994, $99.6 million of commercial paper was outstanding. These borrowings had maturities of three months or less and had effective interest rates averaging 4.9%.

             During the nine months ended September 30, 1994, the Company's unsecured credit facility (the "credit facility") was extended through June 1995. As of September 30, 1994, $150 million was available under the Company's line of credit pursuant to the credit facility for borrowing and to support the Company's commercial paper program.

             Long-term debt consists of the following (in thousands):

                                           September 30,   December 31,
                                                1994            1993
                                              --------       --------
          Medium Term Notes                   $113,000       $103,000
          Promissory notes                      68,200         68,200
          Other long-term obligations            4,844         11,771
                                              --------       --------
                                               186,044        182,971
          Less current portion                    (182)        (1,729)
                                              --------       --------
                                              $185,862       $181,242
                                              ========       ========

             The Company has registered $200 million of unsecured medium term debt securities ("Medium Term Notes") of which $113 million were outstanding at September 30, 1994. During the nine months ended September 30, 1994, the Company issued an additional $10 million of Medium Term Notes with five year maturities at a fixed rate of 5.5%.


        3.   Income taxes

             The provision for income taxes consists of the following (in thousands):

                                     Three Months Ended  Nine Months Ended
                                       September 30,       September 30,
                                       1994      1993      1994      1993
                                     --------  --------  --------  --------
               Federal               $60,899   $39,031   $166,786  $133,136
               State                  10,566     8,651     27,512    28,286
                                     -------   -------   --------  --------
                  Total              $71,465   $47,682   $194,298  $161,422
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

             In June 1991, the arbitrator issued an opinion awarding Johnson & Johnson $164 million on its claims regarding erythropoietin. In September 1992, the arbitrator found that Johnson & Johnson had breached its obligations regarding hepatitis B vaccine and interleukin-2, and in January 1993 awarded the Company approximately $90 million in damages against Johnson & Johnson. In January 1993, the Company paid Johnson & Johnson the sum of $82.4 million, representing the difference between the damages awarded Johnson & Johnson as a result of its erythropoietin claims, and the amounts awarded Amgen against Johnson & Johnson as a result of its hepatitis B vaccine and interleukin-2 claims, plus interest. Johnson & Johnson returned to the Company the rights to develop and market hepatitis B vaccine and interleukin-2 in March 1991.

             The Company and  Johnson &  Johnson are  required to  compensate each other for Epoetin alfa sales which either party makes into the other party's contractual market. The Company has established and is employing an accounting methodology to allocate the proceeds of sales of EPOGEN(R) and PROCRIT(R) in Amgen's and Johnson & Johnson's respective contractual markets. The Company has made payments to Johnson & Johnson based upon the results of the Company's accounting methodology. Johnson & Johnson has disputed the methodology employed by the Company and is proposing an alternative methodology for adoption by the arbitrator. If, as a result of the arbitration proceeding, a methodology different from that currently employed by the Company is instituted to allocate the proceeds of sales between the parties, it may yield results that are different from the results of the accounting methodology currently employed by the Company. As a result of the arbitration, it is possible that the Company would recognize a different level of EPOGEN(R) sales than are currently being recognized. As a result of the arbitration, the Company may be required to pay additional compensation to Johnson & Johnson for sales during prior periods, or Johnson & Johnson may be required to pay compensation to the Company for such prior period sales. Due to the uncertainties of any arbitrated result, the Company has established net liabilities that exceed the amounts paid to Johnson & Johnson.

             A trial date has been set for May 1, 1995 before the arbitrator regarding the accounting methodologies and compensation for sales by Johnson & Johnson into Amgen's contractual market and sales by Amgen into Johnson & Johnson's contractual market. Discovery as to these issues is in progress.

             While it is not possible to predict accurately or determine the eventual outcome of this matter, the Company believes that the outcome of this legal proceeding will not have a material adverse effect on the financial statements of the Company.


          Other litigation

             The Company  is  engaged  in  various  other  legal  proceedings including patent disputes. While it is not possible to predict accurately or determine the eventual outcome of these matters, the Company believes that the outcome of these legal proceedings will not have a material adverse effect on the financial statements of the Company.


        5.   Stockholders' equity

             During the nine months ended September 30, 1994, the Company acquired 5.1 million shares of its common stock at a total cost of $226 million under its common stock repurchase program. At September 30, 1994, $105.7 million of the amount approved by the Board of Directors remained available for repurchase through December 31, 1994. Stock repurchased under the program is retired and such repurchases offset dilutive effects of the Company's employee benefit stock option and stock purchase plans.


        Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


        Liquidity and Capital Resources

             The Company had cash, cash equivalents and marketable securities of $753.6 million at September 30, 1994, compared with $723.2 million at December 31, 1993. Cash provided by operating activities has been and is expected to continue to be the Company's primary source of funds. During the nine months ended September 30, 1994, operations provided $347.8 million of cash compared with $245 million of cash for the same period last year. The amount in the prior year period reflects a payment of $82.4 million to Johnson & Johnson in settlement of an obligation resulting from an arbitration proceeding (see "Legal Matters - Johnson & Johnson arbitration") and an increase in trade accounts receivable due to a temporary extension of payment terms to EPOGEN(R) customers.

             Capital expenditures totaled $93.7 million for the nine months ended September 30, 1994, compared with $165.6 million for the same period a year ago. The reduction in capital expenditures is due to the completion of several facilities in 1993, including the Puerto Rico fill and finish facility. Over the next few years, the Company expects to spend approximately $100 million to $200 million per year on capital projects. These expenditures will be used primarily to expand the Company's operations.

             The Company has an ongoing common stock repurchase program to offset dilutive effects of its employee benefit stock option and stock purchase plans. Since its inception in 1992 through September 30, 1994, the Company has repurchased 11.6 million shares of its common stock at a total cost of $519.3 million, and is authorized to purchase up to an additional $105.7 million through December 31, 1994. During the nine months ended September 30, 1994, the Company repurchased 5.1 million shares of common stock at a cost of $226 million.

             To provide for financial flexibility and increased liquidity, the Company has established several sources of debt financing. The Company has filed a shelf registration statement with the Securities and Exchange Commission under which it could issue up to $200 million of Medium Term Notes. At September 30, 1994, $113 million of Medium Term Notes were outstanding which mature in two to nine years. The Company has a commercial paper program which provides for short-term borrowings up to an aggregate face amount of $200 million. At September 30, 1994, $99.6 million of commercial paper was outstanding with maturities of three months or less. As individual issuances under this program mature, the Company may issue new debt either in the form of commercial paper or Medium Term Notes depending on interest rates and other market factors. The Company also has a $150 million revolving line of credit, principally to support the Company's commercial paper program. No borrowings on this line of credit were outstanding at September 30, 1994.

             The Company hedges certain portions of its exposure to anticipated foreign currency cash flows due to its business operations in Switzerland, European Union countries, Japan, and to a much lesser extent, Canada and Australia. In addition, the Company hedges receivables and payables denominated in currencies of these countries. The Company uses forward and option foreign exchange contracts which involve the exchange of two currencies at a stated future date. All of these contracts mature within one year, with approximately 90% maturing within three months. At September 30, 1994, the Company had forward and option foreign exchange contracts in the amount of $275 million and $14 million, respectively. These contracts are marked-to-market to reflect changes in their market values. The foreign currency gains and losses on these contracts were not material for the nine months ended September 30, 1994.

             Cash is invested in accordance with a policy that seeks to ensure both liquidity and safety of principal. Investments are made to achieve the highest rate of return to the Company, consistent with safety of principle. The policy limits investments to certain types of instruments issued by institutions with strong investment grade credit ratings, and places restrictions on terms and concentration by type and issuer. The Company's investments are subject to the risk of market interest rate fluctuations and risks associated with the ability of the issuers to perform their obligations under the instruments.

             The Company believes  that existing funds,  cash generated  from operations, and existing sources of debt financing should be adequate to satisfy its working capital and capital expenditure requirements and to support its common stock repurchase program for the foreseeable future. However, the Company may take advantage of favorable conditions in the capital markets to raise additional capital from time to time.


        Results of Operations

        Product sales

             Product sales increased 20% and 18% for the three and nine months ended September 30, 1994, respectively, compared with the same periods last year.

          NEUPOGEN(R) (Filgrastim)

             The Company's worldwide NEUPOGEN(R) sales were $214.7 million and $608.5 million for the three and nine months ended September 30, 1994, respectively.

             Domestic sales of NEUPOGEN(R) were $160.1 million and $450.5 million for the three and nine months ended September 30, 1994, respectively. These amounts represent increases of $16.2 million and $48.5 million, or 11% and 12% respectively, over the same periods last year. These increases were primarily due to increased penetration of the current market for colony-stimulating factors.

             Sales of NEUPOGEN(R) outside the United States, primarily in Europe, were $54.6 million and $157.9 million for the three and nine months ended September 30, 1994, respectively. These amounts represent increases of $12.3 million and $27.4 million over the same periods last year, respectively. Without the effect of changes in foreign currency exchange rates, sales volumes increased by approximately 22% and 24% during the three and nine months ended September 30, 1994, respectively, compared with the same periods last year due to increased penetration of the current market for colony-stimulating factors. When measured in U.S. dollars, reported sales increases for the three and nine months ended September 30, 1994 were 29% and 21%, respectively.

             During the first quarter of 1994, Rhone-Poulenc Rorer and Chugai Pharmaceutical Co., Ltd. began jointly marketing a G-CSF product in the European Union. Although there has been no significant effect on the Company's worldwide NEUPOGEN(R) sales, it is not possible to predict the ultimate impact this competitive product will have on future EU NEUPOGEN(R) sales.

             Quarterly NEUPOGEN(R) sales volumes in both the United States and Europe are influenced by a number of factors including underlying demand, seasonality of cancer chemotherapy administration, and wholesaler inventory management practices. The Company's experience has shown that reduced chemotherapy usage occurs in the third calendar quarter in many European Union countries to varying degrees resulting in corresponding decreases in reported sales. In the U.S., reduced chemotherapy usage occurs in the fourth quarter, but due to the effect of wholesaler inventories, this depresses Amgen sales in the first quarter.

             The Company believes that NEUPOGEN(R) sales in 1994 will exceed the 1993 level, but that the growth rate of NEUPOGEN(R) sales in the future will be lower than the growth rate in 1993. NEUPOGEN(R) sales increases are dependent upon further penetration of existing markets, the timing and nature of additional indications for which the product may be approved and the effects of competitive products. In addition, international NEUPOGEN(R) sales revenues are subject to changes in foreign currency exchange rates and increased competition from other colony stimulating factor products.

          EPOGEN(R) (Epoetin alfa)

             EPOGEN(R) sales were $187 million and $527.5 million for the three and nine months ended September 30, 1994. These amounts represent increases of $37.4 million and $101 million, or 25% and 24%, respectively, over the same periods last year. These increases were primarily due to an increase in the U.S. dialysis patient population, the administration of higher average doses of EPOGEN(R) per patient, and increased penetration of the dialysis market. The Company anticipates that increases in the U.S. dialysis patient population and increases in average dose per patient will continue to drive the growth of EPOGEN(R) sales in the current year. However, the growth rate for the third quarter is higher than the expected annual growth rate for 1994

             The federal government enacted legislation effective January 1, 1994 to lower reimbursement provided to facilities that administer EPOGEN(R) from $11 per thousand units administered to $10 per thousand units administered. During the nine months ended September 30, 1994, the change in reimbursement did not have a material adverse effect on EPOGEN(R) sales.

        Cost of sales

             Cost of sales as  a percentage of product  sales were 14.7%  and
        15.6% for the three and nine months ended September 30, 1994, respectively, compared with 17.4% and 17.0% for the same periods last year. The improvement over the prior year primarily reflects the commencement of commercial production at the Puerto Rico fill and finish facility and a new NEUPOGEN(R) manufacturing facility. Cost of sales as a percentage of product sales is not expected to vary significantly for the foreseeable future.

        Research and development

             During the three and nine months ended September 30, 1994, research and development expenses increased $18.3 million and $51.8 million, or 29% and 28%, respectively, compared with the same periods last year. These increases were primarily due to expansion of the Company's research and development staffs and increased expenditures on external research collaborations. Annual research and development expenses for 1994 and 1995 may increase at a rate exceeding the anticipated annual product sales growth rate due to planned increases in internal efforts on new product discovery and development and increases in external research collaboration costs, including acquisitions of product and technology rights.

        Marketing and selling

             Marketing and selling expenses increased $10.2 million and $23.2 million, or 20% and 15%, respectively, during the three and nine months ended September 30, 1994 compared with the same periods last year. These increases were primarily due to: 1) domestic and international marketing expenses to support continued NEUPOGEN(R) market penetration and, 2) to support EPOGEN(R) marketing efforts focused on educating users on the importance of maintaining patients within the target hematocrit range. The future annual growth rate of marketing and selling expenses is expected to approximate or be slightly less than the anticipated annual product sales growth rate.

        General and administrative

             General and administrative expenses increased $4.4 million and $6.6 million, or 16% and 8%, respectively, during the three and nine months ended September 30, 1994 compared with the same periods last year. The future annual growth rate of general and administrative expenses is expected to be less than the anticipated annual product sales growth rate.

        Income taxes

             The Company's effective tax rate for the three and nine months ended September 30, 1994 was 38.5% and 38.2% compared with 31.7% and 36.3%, respectively, for the same periods last year. The increases in tax rates were primarily due to changes in the federal tax laws in the three months ended September 30, 1993 which reduced the tax provision in that quarter by approximately $9.6 million. These increases were partially offset by a slight reduction in state taxes which resulted from changes in the apportionment of taxable income among states.

             In the future, the Company expects to receive tax benefits from manufacturing products at its facility in Puerto Rico, which is currently awaiting licensure by regulatory bodies. Realization of these tax benefits is expected to result in an annualized effective tax rate of 32%-34% once a substantial portion of domestic product is supplied from this plant.


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

             In June 1991, the arbitrator issued an opinion awarding Johnson & Johnson $164 million on its claims regarding erythropoietin. In September 1992, the arbitrator found that Johnson & Johnson had breached its obligations regarding hepatitis B vaccine and interleukin-2, and in January 1993 awarded the Company approximately $90 million in damages against Johnson & Johnson. In January 1993, the Company paid Johnson & Johnson the sum of $82.4 million, representing the difference between the damages awarded Johnson & Johnson as a result of its erythropoietin claims, and the amounts awarded Amgen against Johnson & Johnson as a result of its hepatitis B vaccine and interleukin-2 claims, plus interest. Johnson & Johnson returned to the Company the rights to develop and market hepatitis B vaccine and interleukin-2 in March 1991.

             The Company and  Johnson &  Johnson are  required to  compensate each other for Epoetin alfa sales which either party makes into the other party's contractual market. The Company has established and is employing an accounting methodology to allocate the proceeds of sales of EPOGEN(R) and PROCRIT(R) in Amgen's and Johnson & Johnson's respective contractual markets. The Company has made payments to Johnson & Johnson based upon the results of the Company's accounting methodology. Johnson & Johnson has disputed the methodology employed by the Company and is proposing an alternative methodology for adoption by the arbitrator. If, as a result of the arbitration proceeding, a methodology different from that currently employed by the Company is instituted to allocate the proceeds of sales between the parties, it may yield results that are different from the results of the accounting methodology currently employed by the Company. As a result of the arbitration, it is possible that the Company would recognize a different level of EPOGEN(R) sales than are currently being recognized. As a result of the arbitration, the Company may be required to pay additional compensation to Johnson & Johnson for sales during prior periods, or Johnson & Johnson may be required to pay compensation to the Company for such prior period sales. Due to the uncertainties of any arbitrated result, the Company has established net liabilities that exceed the amounts paid to Johnson & Johnson.

             A trial date has been set for May 1, 1995 before the arbitrator regarding the accounting methodologies and compensation for sales by Johnson & Johnson into Amgen's contractual market and sales by Amgen into Johnson & Johnson's contractual market. Discovery as to these issues is in progress.

             While it is not possible to predict accurately or determine the eventual outcome of this matter, the Company believes that the outcome of this legal proceeding will not have a material adverse effect on the financial statements of the Company.


          Other litigation

        The Company is engaged in various other legal proceedings including patent disputes. While it is not possible to predict accurately or determine the eventual outcome of these matters, the Company believes that the outcome of these legal proceedings will not have a material adverse effect on the financial statements of the Company.

        Outlook

             During the third quarter, the Company submitted an Investigational New Drug application to the U.S. Food and Drug
        Administration ("FDA") as part of its collaboration with Regeneron Pharmaceuticals, Inc. to initiate human clinical trials of neurotrophin-3 (NT-3) in peripheral neuropathies.

             The Company obtained approval on July 7, 1994 from the FDA for a labeling change expanding the target hematocrit range for patients with chronic renal failure receiving Epoetin alfa from the current range of 30 to 33 percent to a range of 30 to 36 percent. The Company also received approval from the FDA on June 21, 1994 for a product license amendment to expand the approved uses of NEUPOGEN(R) to include a reduction in the duration of neutropenia for patients undergoing myeloablative therapy followed by bone marrow transplantation.

             Operating in rapidly changing health care policy arenas and market environments presents many significant and unique challenges. While the federal government continues to formulate policy for health care reform, it is not possible to predict whether the Congress would pass and the President would sign any substantial health care legislation. It is probable that any such legislation would have an adverse impact on Amgen. In addition, the Company is adapting to market-driven forces in the United States and legislative mandates in foreign markets. Market forces are changing the economics of health care in the United States through voluntary limits on price increases by the pharmaceutical industry, increases in the purchasing power of large buying groups, and increased influence on medical care and treatment decisions by managed care organizations.

             The Company is adapting to this changing health care environment through programs that work to optimize the use of its products in the treatment of patients and clinical trials designed to evaluate cost and quality-of-life parameters as well as clinical safety and efficacy.

             In addition, the Company is seeking to obtain through the acquisition of businesses and/or licenses, product and technology rights which complement internal research and development efforts.



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

        While it is not possible to predict accurately or to determine the eventual outcome of this matter, the Company believes that the outcome of this legal proceeding will not have a material adverse effect on the financial statements of the Company.

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

          While it is not possible to predict accurately or determine the eventual outcome of this matter, the Company believes that the outcome of the appeal by Johnson & Johnson will not have a material adverse effect on the financial statements of the Company.

          Genetics Institute litigation

             On June 21, 1994, Genetics Institute filed suit in the United States District Court for the District of Delaware in Wilmington, against Johnson & Johnson, a licensee of the Company, seeking damages for the alleged infringement of a recently issued U.S. Patent 5,322,837 relating to Johnson & Johnson's manufacture, use, and sale of erythropoietin.

             On September 12, 1994, the Company filed suit in the United States District court for the District of Massachusetts in Boston, against Genetics Institute, seeking declaratory judgment of patent non-infringement, invalidity and unenforceability against Genetics Institute in respect to U.S. Patent 5,322,837 issued to Genetics Institute, which relates to homogeneous erythropoietin.

             While it is not possible to predict accurately or to determine the eventual outcome of these matters, the Company believes that the outcome of these legal proceedings will not have a material adverse effect on the financial statements of the Company.

          Consensus Interferon

             On June 15, 1994, Biogen Inc. filed suit in the Tokyo District Court in Japan, against Amgen K.K., a subsidiary of the Company, seeking injunctive relief for the alleged infringement of two Japanese patent applications relating to alpha-interferon.

             While it is not possible to predict accurately or to determine the eventual outcome of these matters, the Company believes that the outcome of these legal proceedings will not have a material adverse effect on the financial statements of the Company.


        Item 6.   Exhibits and Reports on Form 8-K

             (a)  Reference is made to the Index to Exhibits included herein.

             (b) No reports on Form 8-K were filed during the three months ended September 30, 1994.

                                     SIGNATURES


             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             Amgen Inc.
                                             (Registrant)



        Date:     11/09/94                   By:/s/ Robert S. Attiyeh
        ------------------                   -----------------------------------
                                                Robert S. Attiyeh
                                                Senior Vice President, Finance
                                                and Corporate Development, and
                                                Chief Financial Officer




        Date:     11/09/94                   By:/s/ Larry A. May
        ------------------                   -----------------------------------
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
                    between  Kirin-Amgen,  Inc.  and   Ortho  Pharmaceutical
                    Corporation  (with   certain  confidential   information
                    deleted therefrom). (3)
         10.7*      Company's Employee Stock Purchase Plan, amended April 1,
                    1992. (16)
         10.8       Agreement, dated February 12, 1986,  between the Company
                    and Sloan-Kettering Institute for  Cancer Research (with
                    certain confidential information deleted therefrom). (4)
         10.9       Amendment No. 2, dated November 13,  1990, to Agreement,
                    dated February 12, 1986, between the  Company and Sloan-
                    Kettering Institute  for Cancer  Research (with  certain
                    confidential information deleted therefrom). (13)
         10.10      Research, Development Technology Disclosure  and License
                    Agreement PPO, dated  January 20,  1986, by  and between
                    the Company and Kirin Brewery Co., Ltd. (4)
         10.11      Research Collaboration Agreement, dated August 31, 1990,
                    between Amgen Inc.  and Regeneron  Pharmaceuticals, Inc.
                    (with   certain    confidential   information    deleted
                    therefrom). (13)
         10.12      Amendment  Nos.  4  and   5,  dated  October   16,  1986
                    (effective July 1, 1986) and December 6, 1986 (effective
                    July  1,  1986),   respectively,  to   the  Shareholders
                    Agreement of Kirin-Amgen, Inc. dated May  11, 1984 (with
                    certain confidential information deleted therefrom). (5)
         10.13      Assignment and  License  Agreement,  dated  October  16,
                    1986, between  the Company  and Kirin-Amgen,  Inc. (with
                    certain confidential information deleted therefrom). (5)
         10.14      G-CSF European  License  Agreement,  dated December  30,
                    1986, between  Kirin-Amgen, Inc.  and the  Company (with
                    certain confidential information deleted therefrom). (5)
         10.15      Research  and  Development  Technology   Disclosure  and
                    License Agreement: GM-CSF, dated March 31, 1987, between
                    Kirin Brewery  Company, Limited  and  the Company  (with
                    certain confidential information deleted therefrom). (5)
         10.16*     Company's 1987 Directors' Stock Option Plan, as amended.
                    (13)
         10.17      Cross License  Agreement, dated  June  1, 1987,  between
                    Amgen Inc. and Amgen Clinical Partners, L.P. (6)
         10.18      Development Agreement, dated June 1, 1987, between Amgen
                    Inc. and Amgen Clinical Partners, L.P. (6)
         10.19      Joint Venture  Agreement, dated  June  1, 1987,  between
                    Amgen Inc. and Amgen Clinical Partners, L.P. (6)
         10.20      Partnership Purchase  Option  Agreement,  dated June  1,
                    1987, between  Amgen Inc.  and Amgen  Clinical Partners,
                    L.P. (6)
         10.21*     Company's 1988 Stock Option Plan, as amended. (15)
         10.22*     Company's  Retirement  and  Savings  Plan,  amended  and
                    restated as of January 1, 1993. (16)
         10.23      Amendment,   dated   June   30,   1988,   to   Research,
                    Development,   Technology    Disclosure   and    License
                    Agreement: GM-CSF  dated March  31, 1987,  between Kirin
                    Brewery Company, Limited and the Company. (7)
         10.24      Amending Agreement, dated June 30,  1988, to Development
                    Agreement,  Partner  Purchase  Option  Agreement,  Cross
                    License Agreement  and  Joint  Venture Agreement,  dated
                    June 1,  1987, between  the Company  and Amgen  Clinical
                    Partners, L.P. (7)
         10.25      Agreement on G-CSF in the EC,  dated September 26, 1988,
                    between Amgen  Inc.  and  F.  Hoffmann-La  Roche  &  Co.
                    Limited Company  (with certain  confidential information
                    deleted therefrom). (9)
         10.26      Supplementary Agreement  to Agreement  dated January  4,
                    1989 to Agreement  on G-CSF in  the EU,  dated September
                    26, 1988, between the Company and F. Hoffmann-La Roche &
                    Co.  Limited   Company,   (with   certain   confidential
                    information deleted therefrom). (9)
         10.27      Agreement on G-CSF in Certain  European Countries, dated
                    January 1, 1989, between  Amgen Inc. and  F. Hoffmann-La
                    Roche & Co.  Limited Company (with  certain confidential
                    information deleted therefrom). (9)
         10.28      Rights Agreement, dated January 24,  1989, between Amgen
                    Inc. and  American  Stock  Transfer and  Trust  Company,
                    Rights Agent. (8)
         10.29      First Amendment to  Rights Agreement, dated  January 22,
                    1991, between Amgen Inc. and American Stock Transfer and
                    Trust Company, Rights Agent. (11)
         10.30      Second Amendment  to Rights  Agreement,  dated April  2,
                    1991, between Amgen Inc. and American Stock Transfer and
                    Trust Company, Rights Agent. (12)
         10.31      Credit Agreement, dated as  of November 15,  1991, among
                    Amgen Inc.,  The Borrowing  Subsidiaries therein  named,
                    the Banks  therein  named,  Swiss Bank  Corporation,  as
                    issuing Bank  and Swiss  Bank  Corporation and  Citicorp
                    USA, Inc., as Co-Agents. (16)
         10.32      Deed of  Trust  and Security  Agreement,  dated June  1,
                    1989,  between  the  Company  and  UNUM  Life  Insurance
                    Company of America. (10)
         10.33      Note, dated June 1,  1989, between the Company  and UNUM
                    Life Insurance Company of America. (10)
         10.34      Agency Agreement, dated November 21, 1991, between Amgen
                    Manufacturing,  Inc.  and  Citicorp  Financial  Services
                    Corporation. (16)
         10.35      Agency Agreement,  dated  May  21, 1992,  between  Amgen
                    Manufacturing,  Inc.  and  Citicorp  Financial  Services
                    Corporation. (16)
         10.36      Guaranty, dated July 29,  1992, by the Company  in favor
                    of Merck Sharp & Dohme Quimica de Puerto Rico, Inc. (16)
         10.37      936 Promissory  Note No.  01, dated  December 11,  1991,
                    issued by Amgen Manufacturing, Inc. (16)
         10.38      936 Promissory  Note No.  02, dated  December 11,  1991,
                    issued by Amgen Manufacturing, Inc. (16)
         10.39      936 Promissory Note No. 001, dated July 29, 1992, issued
                    by Amgen Manufacturing, Inc. (16)
         10.40      936 Promissory Note No. 002, dated July 29, 1992, issued
                    by Amgen Manufacturing, Inc. (16)
         10.41      Guaranty, dated  November 21,  1991, by  the Company  in
                    favor of Citicorp Financial Services Corporation. (16)
         10.42      First Amendment,  dated  as of  June  16,  1992, to  the
                    Credit Agreement, dated as  of November 15,  1991, among
                    Amgen Inc.,  The Borrowing  Subsidiaries therein  named,
                    the Banks  therein  named,  Swiss Bank  Corporation,  as
                    issuing Bank  and Swiss  Bank  Corporation and  Citicorp
                    USA, Inc., as Co-Agents. (16)
         10.43      Second Amendment, dated as  of November 6, 1992,  to the
                    Credit Agreement, dated as  of November 15,  1991, among
                    Amgen Inc.,  The Borrowing  Subsidiaries therein  named,
                    the Banks  therein  named,  Swiss Bank  Corporation,  as
                    issuing Bank  and Swiss  Bank  Corporation and  Citicorp
                    USA, Inc., as Co-Agents. (16)
         10.44      Lease and Agreement relating  to Lease, dated  March 27,
                    1986 and  April  1,  1986,  respectively, for  2003  Oak
                    Terrace Lane between 2001 Hillcrest  Partnership and the
                    Company. (19)
         10.45      Partnership Purchase  Agreement, dated  March 12,  1993,
                    between the  Company,  Amgen  Clinical  Partners,  L.P.,
                    Amgen  Development  Corporation,  the  Class  A  limited
                    partners and the Class B limited partner. (17)
         10.46*     Amgen Supplemental Retirement  Plan dated June  1, 1993.
                    (20)
         10.47      Promissory Note of  Mr. Kevin W.  Sharer, dated  June 4,
                    1993. (20)
         10.48      Amendment No.  3  dated  June  25,  1993 to  the  Credit
                    Agreement, dated November  15, 1991, among  the Company,
                    The Borrowing  Subsidiaries  therein  named,  the  Banks
                    therein named,  the Swiss  Bank Corporation,  as issuing
                    Bank and Swiss Bank Corporation and  Citicorp USA, Inc.,
                    as Co-Agents. (20)
         10.49      Promissory Note of Mr. Larry A.  May, dated February 24,
                    1993. (21)
         10.50*     First Amendment dated October 26, 1993  to the Company's
                    Retirement and Savings Plan. (21)
         10.51*     Amgen Performance Based Management Incentive Plan. (21)
         10.52      Fourth Amendment,  dated as  of June  24,  1994, to  the
                    Credit Agreement,  dated November  15,  1991, among  the
                    Company, The Borrowing  Subsidiaries therein  named, the
                    Banks therein  named,  the  Swiss Bank  Corporation,  as
                    issuing Bank  and Swiss  Bank  Corporation and  Citicorp
                    USA, Inc., as Co-Agents.
         11         Computation of earnings per share.

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