Form 10-K
AMGEN INC
filed 1995-03-30
CIK 318154

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON D.C. 20549
                                 FORM 10-K
(Mark One)
[ X ]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1994

          OR

[    ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
Commission file number 0-12477
                                AMGEN INC.
          (Exact name of registrant as specified in its charter)

        Delaware                                           95-3540776
 (State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                        Identification No.)

1840 Dehavilland Drive, Thousand Oaks, California                91320-1789
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code:            805-447-1000

        Securities registered pursuant to Section 12(g) of the Act:
      Common stock, $.0001 par value, Common shares purchase rights,
                   Contractual contingent payment rights
                             (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days.      Yes  X  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The approximate aggregate market value of voting stock held by non-affiliates of the registrant was $8,146,310,000 as of January 31, 1995 (A)
                                132,491,196
   (Number of shares of common stock outstanding as of January 31, 1995)

Documents incorporated by reference:
                Document                                    Form 10-K Parts
Definitive Proxy Statement, to be filed within 120 days of
  December 31, 1994 (specified portions)                         III

(A)  Excludes  2,410,394 shares of  common  stock  held  by  directors  and officers, and stockholders whose ownership exceeds five percent of the shares outstanding, at January 31, 1995. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, directly or indirectly, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

                                  PART I

Item 1.   BUSINESS

Overview

     Amgen Inc. ("Amgen" or the "Company") is a global biotechnology company that develops, manufactures and markets human therapeutics based on advanced cellular and molecular biology.

     The Company manufactures and markets two human therapeutic products, NEUPOGEN(R) (Filgrastim) and EPOGEN(R) (Epoetin alfa). NEUPOGEN(R) selectively stimulates the production of neutrophils, one type of white blood cell. The Company markets NEUPOGEN(R) in the United States, countries of the European Union ("EU"), Canada and Australia for use in decreasing the incidence of infection in patients undergoing myelosuppressive chemotherapy. In addition, NEUPOGEN(R) is marketed in most of these countries for use in reducing the duration of neutropenia for patients undergoing myeloablative therapy followed by bone marrow transplantation and for treating patients with severe chronic neutropenia. EPOGEN(R) stimulates the production of red blood cells and is marketed by Amgen in the United States and the People's Republic of China for the treatment of anemia associated with chronic renal failure in patients on dialysis. EPOGEN(R) is also approved for the treatment of anemia related to therapy with Zidovudine (AZT) in patients infected with the human immunodeficiency virus ("HIV") in the People's Republic of China.

     The Company focuses its research on biological cell/tissue events and its development efforts on human therapeutics in the areas of hematopoiesis, neurobiology, inflammation and soft tissue repair and regeneration. The Company has research facilities in the United States and Canada and has clinical development staff in the United States, the EU, Canada, Australia, Japan and Hong Kong. To augment internal research and development efforts the Company has established external research collaborations and has acquired certain product and technology rights.

     Amgen operates commercial manufacturing facilities for NEUPOGEN(R) and EPOGEN(R) in the United States and Puerto Rico. The facility in Puerto Rico, which performs formulation, fill and finish operations, was approved by the U.S. Food and Drug Administration ("FDA") in December 1994. The Company maintains a sales and marketing force in the United States, the EU, Canada, Australia and the People's Republic of China. In addition, Amgen has entered into licensing and co-promotion agreements to market NEUPOGEN(R) and EPOGEN(R) in certain geographic areas.

     The Company was incorporated in California in 1980 and was merged into a Delaware corporation in 1987. Amgen's principal executive offices are located at 1840 Dehavilland Drive, Thousand Oaks, California 91320-1789.

Products and product candidates

  Recombinant human granulocyte colony-stimulating factor

     NEUPOGEN(R) (proper name - Filgrastim) is Amgen's trademark for its recombinant human granulocyte colony-stimulating factor ("G-CSF"), a protein that selectively stimulates production of certain white blood cells known as neutrophils. Neutrophils are the body's first defense against infection. Treatments for various diseases and diseases themselves can result in extremely low numbers of neutrophils, or neutropenia. Myelosuppressive chemotherapy, one treatment option for individuals with cancer, targets cell types which grow rapidly, including tumor cells, neutrophils and other blood cells. Providing NEUPOGEN(R) as adjunct to myelosuppressive chemotherapy can reduce the duration of neutropenia and thereby reduce the potential for infection.

     Congenital neutropenia is an example of disease-related neutropenia. In congenital neutropenia, the body fails to manufacture sufficient neutrophils. Chronic administration of NEUPOGEN(R) has been shown to reduce the incidence and duration of neutropenia-related consequences such as fever and infections in patients with congenital neutropenia.

     NEUPOGEN(R) has also been shown to induce immature blood cells (progenitor cells) to migrate (mobilize) from the bone marrow into the blood circulatory system. Studies have shown that when these progenitor cells are collected from the blood, stored, and re-infused after chemotherapy (transplanted), recovery of platelets, the cells which play a critical role in blood clotting, is accelerated. In 1994, NEUPOGEN(R) received a positive opinion from the Committee for Proprietary Medicinal Products ("CPMP") in the EU to mobilize progenitor cells for peripheral blood progenitor cell ("PBPC") transplantation. PBPC transplantation is becoming an alternative to autologous bone marrow transplantation in some countries.

     In the United States, the Company began selling NEUPOGEN(R) in February 1991 upon receiving approval of its product license application from the FDA (see "Joint Ventures and Business Relationships - Limited Partnership"). NEUPOGEN(R) was initially indicated to decrease the incidence of infection as manifested by febrile neutropenia for patients with non-myeloid malignancies undergoing myelosuppressive chemotherapy. In June 1994, the FDA approved a supplement to the Filgrastim product license which included a claim to reduce the duration of neutropenia for patients with non-myeloid malignancies undergoing myeloablative therapy followed by bone marrow transplantation. In December 1994, the FDA approved an additional supplement to the Filgrastim product license which included a claim to reduce the incidence and duration of neutropenia-related consequences in symptomatic patients with congenital neutropenia, cyclic neutropenia or idiopathic neutropenia. Amgen markets NEUPOGEN(R) in the United States through its national sales force.

     In  the  EU,  the  CPMP  issued  an  opinion  in  February  1991  that
NEUPOGEN(R) meets the requirements for marketing authorization as an adjunct to chemotherapy entitling the Company to seek marketing approval in individual EU countries. Marketing approvals were subsequently received from all EU countries and product sales commenced in these countries. In May 1992, the CPMP issued a favorable opinion regarding the use of NEUPOGEN(R) in reducing the duration of neutropenia for patients undergoing myeloablative therapy followed by bone marrow transplantation. Substantially all of the EU countries have now approved the product for use in this indication. In September 1993, a favorable opinion was issued regarding the use of NEUPOGEN(R) in treating severe chronic neutropenia, and subsequently, a majority of the EU countries have approved the product for use in this indication. In December 1994, the CPMP issued a favorable opinion for the use of NEUPOGEN(R) in mobilizing progenitor cells for PBPC transplantation. Several EU countries have approved the product for use in this additional indication. Amgen and F. Hoffmann-La Roche Ltd. ("Roche") jointly market NEUPOGEN(R) in the EU under a co-promotion agreement (see "Marketing").

     In Canada, the Company began selling NEUPOGEN(R) in February 1992 when the product was approved for use as an adjunct to chemotherapy. In October 1993, the Canadian regulatory authorities approved NEUPOGEN(R) for treatment of severe chronic neutropenia.

     In Australia, the Company began selling NEUPOGEN(R) in May 1992 when the product was approved for sale both as an adjunct to chemotherapy and to reduce the duration of neutropenia in patients receiving marrow-ablative therapy followed by autologous bone marrow transplantation. In July 1993, the Australian regulatory authorities approved NEUPOGEN(R) for the treatment of severe chronic neutropenia.

     In Japan, Korea and Taiwan, Kirin Brewery Company, Limited ("Kirin"), was granted rights to market G-CSF under licensing agreements with Kirin-Amgen, Inc. ("Kirin-Amgen"). Kirin-Amgen is a joint venture between the Company and Kirin (see "Joint Ventures and Business Relationships - Kirin Brewery Company, Limited"). Kirin received marketing approval in Japan and Taiwan in October 1991 and August 1992, respectively, and subsequently began selling GRAN(R), Kirin's G-CSF product. GRAN(R) is approved for use to prevent febrile neutropenia in patients undergoing myelosuppressive chemotherapy, to reduce the duration of neutropenia following bone marrow transplants, for the treatment of severe chronic neutropenia, for the treatment of neutropenia accompanying aplastic anemia and for the treatment of congenital idiopathic neutropenia.

     The Company is conducting many clinical trials with NEUPOGEN(R). Later stage trials are examining NEUPOGEN(R) as an adjunct to chemotherapy in patients with acute myelogenous leukemia, as an adjunct to dose-intensified chemotherapy in patients with various tumor types, for the treatment of neutropenia in HIV-infected patients and for the treatment of severe community-acquired pneumonia.

     For the years ended December 31, 1994, 1993 and 1992, sales of NEUPOGEN(R) accounted for approximately 50%, 52% and 50%, respectively, of Amgen's total revenues.

  Recombinant human erythropoietin

     EPOGEN(R) (proper name - Epoetin alfa) is Amgen's trademark for its recombinant human erythropoietin product, a protein that stimulates red blood cell production. EPOGEN(R) is effective in the treatment of anemia associated with chronic renal failure for patients on dialysis and is indicated to elevate or maintain the red blood cell level (as manifested by hematocrit or hemoglobin determinations) and to decrease the need for blood transfusions in these patients.

     In the United States, Amgen was granted rights to market recombinant human erythropoietin under a licensing agreement with Kirin-Amgen (see "Joint Ventures and Business Relationships - Kirin Brewery Company, Limited"). The Company began selling EPOGEN(R) in 1989 upon receiving approval of its product license application from the FDA. EPOGEN(R) is indicated for use in the treatment of anemia associated with chronic renal failure. The FDA also designated EPOGEN(R) as an orphan drug, and such designation will expire in 1996. In July 1994, the FDA approved a supplement to the Epoetin alfa product license which included an expanded target hematocrit range for patients with chronic renal failure. The target hematocrit, or percentage of red blood cells, was expanded to a range of 30 to 36 percent from the previously indicated range of 30 to 33 percent. Ongoing clinical trials are investigating whether there are additional benefits for dialysis patients in maintaining a higher, even more normal, hematocrit range. Through its national sales force, the Company markets EPOGEN(R) in the United States for dialysis patients, the market to which Amgen has maintained exclusive rights.

     Amgen has granted Ortho Pharmaceutical Corporation a license to pursue commercialization of recombinant human erythropoietin as a human therapeutic in the United States in all markets other than dialysis. (Ortho Pharmaceutical Corporation is a subsidiary of Johnson & Johnson and will be referred to hereafter as Johnson & Johnson.) In December 1990, the FDA approved a supplement to the Epoetin alfa product license to include treatment of anemia related to therapy with AZT in HIV-infected patients. Also, the FDA approved Amgen's supplement to name Johnson & Johnson a distributor of Epoetin alfa under the trademark PROCRIT(R). In January 1991, Johnson & Johnson began distributing Epoetin alfa in the United States. In April 1993, the FDA approved an additional supplement to the Epoetin alfa product license to include the treatment of anemia in patients with non-myeloid malignancies undergoing chemotherapy. The Company is engaged in arbitration proceedings regarding its license with Johnson & Johnson. For a complete discussion of this matter, see Note 5 to the Consolidated Financial Statements - "Johnson & Johnson arbitration".

     In the People's Republic of China, the Company received government approval in September 1992 and began marketing EPOGEN(R) for treatment of anemia associated with chronic renal failure and anemia related to therapy with AZT in HIV-infected patients.

     In Japan, Kirin was granted rights to market recombinant human erythropoietin under a licensing agreement with Kirin-Amgen (see "Joint Ventures and Business Relationships - Kirin Brewery Company, Limited"). In 1990, Kirin received approval from the Japanese government and began marketing ESPO(R), Kirin's recombinant human erythropoietin product. ESPO(R) is approved for treatment of anemia associated with chronic renal failure.

     In countries other than the United States, the People's Republic of China and Japan, Johnson & Johnson was granted rights to pursue the commercialization of erythropoietin as a human therapeutic under a licensing agreement with Kirin-Amgen. Affiliates of Johnson & Johnson market erythropoietin for treatment of anemia associated with chronic renal failure under the trademark EPREX(R) in several countries.

     For the years ended December 31, 1994, 1993 and 1992, sales of EPOGEN(R) accounted for approximately 44%, 42% and 46%, respectively, of Amgen's total revenues.

  Consensus interferon

     Interferons are a class of naturally occurring proteins with anti-viral and anti-tumor activity that also modulate the immune system. INFERGEN(TM), Amgen's consensus interferon, is a non-naturally occurring protein that combines structural features of many interferon sub-types. The Company is performing clinical trials with INFERGEN(TM) for the treatment of chronic hepatitis C viral infection. Hepatitis C viral infection is a potentially deadly disease that, if not treated, may lead to cirrhosis and liver cancer. INFERGEN(TM) is also being investigated for other indications.

  Hematopoiesis

     Hematopoietic growth factors are proteins which influence growth, migration, and maturation of certain types of blood cells. EPOGEN(R) and NEUPOGEN(R) are hematopoietic growth factors which affect the development of red blood cells and neutrophils, respectively. Stem cell factor
("SCF"), another of the Company's hematopoietic growth factors in development, may influence the production, mobilization, and maturation of progenitor cells. Human clinical trials are underway to investigate the utility of SCF in combination with NEUPOGEN(R) for improved mobilization of progenitor cells prior to PBPC transplantation.

     Megakaryocyte growth and development factor ("MGDF"), another hematopoietic growth factor, has been shown in pre-clinical models to be useful in ameliorating the thrombocytopenia caused by intensive chemotherapy or irradiation. Thrombocytopenia, or severely depressed platelet numbers, can result in severe internal bleeding. The Company is collaborating in the development of MGDF with Kirin (see "Joint Ventures and Business Relationships - Kirin Brewery Company, Limited") and plans to initiate human clinical testing in 1995.

  Cell therapy

     Cell separation technology complements the Company's research and development efforts in hematopoiesis. Amgen's hematopoietic growth factors together with selected hematopoietic cells enable the Company to pursue the investigation of new and potentially more effective cancer therapy protocols. In 1994, Amgen acquired an equity interest in AmCell Inc.
("AmCell"), a U.S. company which will develop and manufacture cell separation and characterization devices based on the technology of Miltenyi Biotec GmbH. Amgen and AmCell entered into an agreement whereby AmCell will manufacture certain cell selection devices for Amgen, and Amgen will clinically develop and commercialize these devices (see "Joint Ventures and Business Relationships - AmCell").

  Neurobiology

     The Company has extensive discovery programs in neurological and neuroendocrine disorders. Neurotrophic factors are proteins which play a role in nerve cell protection and regeneration and which may therefore, be useful in treating a variety of neurological disorders, including neurodegenerative diseases of the central nervous system, nerve injury or trauma. Human clinical testing of two neurotrophic factors, brain-derived neurotrophic factor ("BDNF") and neurotrophin-3 ("NT-3"), is currently being conducted in collaboration with Regeneron Pharmaceuticals, Inc. ("Regeneron") (see "Joint Ventures and Business Relationships - Regeneron Pharmaceuticals, Inc."). BDNF is being investigated to treat amyotrophic lateral sclerosis (Lou Gehrig's disease), a fatal disorder which causes rapid degeneration of motor neurons that innervate skeletal muscles. More recently, clinical testing began with NT-3.

     Glial derived neurotrophic factor ("GDNF") was added to the Company's neurobiology research program through the acquisition of Synergen, Inc. ("Synergen") (see "Joint Ventures and Business Relationships - Synergen acquisition"). GDNF is being investigated as a treatment for Parkinson's disease.

  Inflammation

     The inflammatory response is essential for defense against harmful micro-organisms and for the repair of damaged tissues. The failure of control mechanisms over inflammatory response occurs in conditions such as rheumatoid arthritis, acute respiratory distress syndrome and asthma. Tumor necrosis factor binding protein ("TNFbp") and interleukin-1 receptor antagonist ("IL-1ra") are two product candidates added to the Company's inflammation research program through the acquisition of Synergen (see "Joint Ventures and Business Relationships - Synergen acquisition"). TNFbp is being investigated as a treatment for rheumatoid arthritis, and IL-1ra is currently in clinical testing for the same indication. The Company is also conducting research to discover and develop other molecules for the treatment of inflammatory diseases.

  Soft tissue repair and regeneration

     Soft tissue growth factors are believed to play a role in accelerating or improving tissue regeneration and wound healing. These growth or wound healing factors regulate a broad range of cellular activities. Amgen currently is conducting research on certain tissue growth factors including keratinocyte growth factor.

  Other therapeutics

     Amgen's recombinant hepatitis B vaccine and interleukin-2 ("IL-2") were licensed to Johnson & Johnson in 1985. In March 1991, Johnson & Johnson returned the rights to develop and market these products to Amgen (see Note 5 to the Consolidated Financial Statements - "Johnson & Johnson arbitration"). In May 1991, Johnson & Johnson assigned its FDA authorizations to conduct clinical testing of recombinant hepatitis B vaccine and IL-2 to Amgen, and the Company is currently conducting clinical development for hepatitis B vaccine and IL-2.

Joint Ventures and Business Relationships

     The Company intends to self-market its products where possible. From time to time it may supplement this effort by using joint ventures and other business relationships to provide additional marketing and product development capabilities. The Company also supplements its internal research and development efforts with acquisitions of product and technology rights and external research collaborations. Amgen has established the relationships described below and may establish others in the future.

  Synergen acquisition

     In December 1994, the Company acquired Synergen, a publicly held biotechnology company engaged in the discovery and development of protein-based pharmaceuticals. The addition of Synergen's product candidates and research and development staff has allowed the Company to significantly expand its research efforts in the areas of neurobiology and inflammation. Synergen was acquired for $254,493,000, including related acquisition costs. The preliminary assignment of the purchase price among identifiable tangible and intangible assets (including in-process technology) was based on an analysis of the fair values of those assets. The value assigned to in-process technology of $116,367,000 was expensed on the acquisition date. This business combination has been accounted for using the purchase method.

  F. Hoffmann-La Roche Ltd.

     In 1988, Amgen and Roche entered into a co-promotion agreement for the sale of NEUPOGEN(R) (Filgrastim) in the EU. Under this agreement, Amgen and Roche share the clinical development, regulatory and commercialization responsibilities for the product. Amgen manufactures NEUPOGEN(R) and the two companies share in the profits from sales of NEUPOGEN(R). This agreement allows Amgen the option to regain complete control for marketing the product in the future.

     In 1989, Amgen and Roche entered into another agreement to commercialize NEUPOGEN(R) in certain European countries not located within the EU. Under this agreement, Roche markets NEUPOGEN(R) in these countries and pays a royalty to Amgen on these sales.

  Johnson & Johnson

     Amgen granted Johnson & Johnson a license to pursue commercialization of recombinant human erythropoietin as a human therapeutic in the United States in all markets other than dialysis. The Company is engaged in arbitration proceedings regarding this agreement. For a complete discussion of this matter, see Note 5 to the Consolidated Financial Statements - "Johnson & Johnson arbitration".

  Kirin Brewery Company, Limited

     The Company  has  a  50-50 joint  venture  (Kirin-Amgen)  with  Kirin.
Kirin-Amgen was formed to develop and commercialize certain of the Company's technologies. Amgen and Kirin have been exclusively licensed by Kirin-Amgen to manufacture and market recombinant human erythropoietin in the United States and Japan, respectively. Kirin-Amgen has also granted Amgen an exclusive license to manufacture and market G-CSF in the United States, Europe, Canada, Australia and New Zealand. Kirin has been licensed by Kirin-Amgen with similar rights for G-CSF in Japan, Taiwan and Korea. Both Amgen and Kirin have been licensed to market recombinant human erythropoietin and G-CSF in the People's Republic of China. Marketing of these products by Amgen and Kirin in the People's Republic of China is conducted under a separate co-promotion agreement which is currently being reevaluated. In 1994, Kirin-Amgen licensed to Amgen and Kirin the rights to develop and market MGDF.

     Pursuant to the terms of agreements entered into with Kirin-Amgen, the Company conducts certain research and development activities on behalf of Kirin-Amgen and is paid for such services at a negotiated rate. Included in revenues from corporate partners in the Company's Consolidated Financial Statements for the years ended December 31, 1994, 1993 and 1992, are

$58,638,000, $41,247,000 and  $24,554,000, respectively,  related to  these agreements.

     In connection with its various agreements with Kirin-Amgen, the Company has been granted sole and exclusive licenses for the manufacture and sale of certain products in specified geographic areas of the world. In return for such licenses, the Company paid Kirin-Amgen stated amounts upon the receipt of the licenses and/or pays Kirin-Amgen royalties based on sales. During the years ended December 31, 1994, 1993 and 1992, Kirin-Amgen earned royalties from Amgen of $67,526,000, $53,122,000 and $42,793,000, respectively, under such agreements.

  Limited Partnership

     Amgen Clinical Partners, L.P. (the "Limited Partnership"), a limited partnership, was formed to develop and commercialize products from certain technologies for human pharmaceutical use in the United States. In connection with the formation of the Limited Partnership, Amgen was granted options to purchase all of the limited partners' interests in the Limited Partnership. During 1993, Amgen exercised these options and made cash advance payments to the former limited partners aggregating $20,860,000. In addition, each former limited partner receives quarterly payments, subject to certain adjustments, equal to a stated percentage of Amgen's sales of certain products in specified geographic areas through December 31, 2005. The cash advance payments are recoverable against certain of these quarterly payments commencing in 1997.

     The Limited Partnership and Amgen formed Amgen Ventures, a joint venture, to manufacture and market the Limited Partnership's products in the United States. Amgen was responsible for marketing and manufacturing products on behalf of the joint venture in return for an annual commission of 60% of Amgen Ventures' net product sales and was reimbursed its costs of manufacturing, as defined. Amgen consolidated the results of Amgen Ventures' operations and reflected the Limited Partnership's equity in earnings of these operations as royalty expense. During the years ended December 31, 1993 and 1992, the Limited Partnership's equity in these earnings aggregated $11,131,000 and $36,306,000, respectively.

     In connection with the sale of limited partnership interests in 1987, Amgen issued warrants to the limited partners to purchase 18,153,000 shares of its common stock in exchange for the options to purchase the limited partners' interests in the Limited Partnership. Substantially all these warrants were exercised prior to their expiration on June 30, 1994.

  Regeneron Pharmaceuticals, Inc.

     In 1990, the Company entered into a Collaboration Agreement with Regeneron to co-develop and commercialize BDNF and NT-3 in the United States. In addition, Regeneron licensed these potential products to Amgen for certain other countries.

     To facilitate this collaboration, the Company and Regeneron formed Amgen-Regeneron Partners, a 50-50 partnership. Amgen-Regeneron Partners commenced operations with respect to BDNF in June 1993 upon Amgen's determination that preclinical development of BDNF by Amgen and Regeneron warranted the preparation of an Investigational New Drug Application

("IND"). Operations with respect to NT-3 began in January 1994 when Amgen determined that an IND should also be prepared for this product.

  AmCell

     During 1994, Amgen acquired an equity interest in AmCell, a company which will manufacture cell separation and characterization devices based on the technology of Miltenyi Biotec GmbH ("Miltenyi"). Amgen has an exclusive license to clinically develop and commercialize selected products of AmCell incorporating Miltenyi technology in exchange for development funding and milestone payments.

  Synergen Clinical Partners

     Synergen Clinical Partners, L.P. ("SCP"), a limited partnership, was formed to develop and commercialize products for human therapeutic use in certain geographic areas from Synergen's IL-1ra technology which was acquired by a wholly-owned subsidiary of Amgen (see "Synergen acquisition"). This wholly-owned subsidiary would be obligated to pay SCP royalties on sales of such products and a milestone payment upon receiving the first FDA marketing approval of an IL-1ra product. In connection with the formation of SCP, Synergen was granted options to purchase all of the limited partners' interests in SCP upon the occurrence of certain future events for a specified amount of consideration.

  Other business relationships

     In February 1995, the Company reached an agreement in principle with The Rockefeller University to develop products based on a gene thought to
play a key  role in  the regulation of  body weight.   In  April 1994,  the
Company entered into a collaboration agreement with Alanex Inc. to perform research and development in the field of neurobiology. In June 1993, the Company entered into a collaboration agreement with Arris Pharmaceutical Corporation to develop synthetic cytokine mimetics. In December 1992, the Company entered into a collaboration agreement with Sugen, Inc. to perform
research,   development   and   commercialization   in   the   fields    of
megakaryocytopoiesis and  neurobiology.    In  addition,  the  Company  has
an extensive number of other corporate and academic research collaborations.

Marketing

     Worldwide changes in health care policy are a significant source of challenge for the Company. These challenges include uncertainty regarding the outcome of U.S. health care reform and its impact on sales growth, changing reimbursement policies in worldwide markets and continued health care cost containment pressures worldwide. Market forces are also changing the economics of the human therapeutics business through voluntary limits on price increases by the U.S. pharmaceutical industry, increases in the purchasing power of large buying groups, and increased influence on medical care and treatment decisions by managed care organizations. The Company is responding to this changing health care environment through programs that optimize the use of its products for the treatment of patients and clinical trials designed to evaluate cost and quality-of-life parameters as well as clinical safety and efficacy. In addition, the Company is adapting to legislative mandates in foreign markets.

     In the United States, the Company's sales force markets its products to physicians and pharmacists primarily in hospitals and clinics. The Company has chosen to use major wholesale distributors of pharmaceutical products as the principal means of distributing EPOGEN(R) (Epoetin alfa) and NEUPOGEN(R) (Filgrastim) to clinics, hospitals and pharmacies. Sales to Bergen Brunswig Corporation and Cardinal Distribution, two major distributors of these products, accounted for 22% and 16%, respectively, of total revenues for the year ended December 31, 1994. Sales to Bergen Brunswig Corporation and McKesson Drug Company, accounted for 23% and 10%, and 22% and 11%, of total revenues for the years ended December 31, 1993 and 1992, respectively.

     NEUPOGEN(R) is reimbursed by both public and private payors, and changes in coverage and reimbursement policies of these payors could have a material effect on sales of NEUPOGEN(R). EPOGEN(R) is primarily reimbursed by the Federal Government through the End Stage Renal Disease Program ("ESRD") of Medicare. The ESRD Program reimburses approved providers for 80% of allowed dialysis costs; the remainder is paid by other sources, including Medicaid, state kidney patient programs and private insurance. The reimbursement rate is established by Congress and is monitored by the Health Care Financing Administration. The reimbursement rate for EPOGEN(R) is subject to yearly review. Changes in coverage and reimbursement policies could have a material effect on the sales of EPOGEN(R). The Federal Government enacted legislation effective January 1, 1994 to lower reimbursement provided to facilities that administer EPOGEN(R) from $11 per thousand units administered to $10 per thousand units administered. This change in reimbursement has not had a material adverse effect on EPOGEN(R) sales.

     Except for purchases by Veterans Administration hospitals, the Company does not receive any payments directly from the Federal Government nor does it have any significant supply contracts with the Federal Government. However, the consumption of NEUPOGEN(R) and EPOGEN(R) by hospitals, clinics, and physicians may be impacted by the amount and methods of reimbursement that they receive from the Federal Government.

     In the EU, Amgen and Roche share clinical development, regulatory and commercialization responsibilities for NEUPOGEN(R) under a co-promotion agreement. In addition, Amgen manufactures NEUPOGEN(R) for sale in the EU, and the two companies share in the profits from sales of the product. NEUPOGEN(R) is distributed to wholesalers and/or hospitals in all EU countries depending upon the distribution practice of hospital products in each country. Patients receiving NEUPOGEN(R) for approved indications are covered by government health care programs. The consumption of NEUPOGEN(R) is affected by budgetary constraints imposed by certain EU countries.

     NEUPOGEN(R) sales volumes in both the United States and Europe are influenced by a number of factors including underlying demand, government financial constraints, private sector financial constraints, seasonality of cancer chemotherapy administration, and wholesaler management practices.

     In Canada  and  Australia,  NEUPOGEN(R) is  marketed  by  the  Company
directly to hospitals, pharmacies and medical practitioners.   Distribution
is handled by third party contractors.

     In the  People's  Republic of  China,  the Company  markets  EPOGEN(R)
directly to hospitals, pharmacies and medical practitioners.   Distribution
is handled by third party contractors.

Competition

     Competition is intense among companies that develop and market products based on advanced cellular and molecular biology. Amgen has a number of competitors, including Chiron Corp., Chugai Pharmaceutical Co., Ltd., Immunex Corp. (a subsidiary of American Home Products), Rhone-Poulenc-Rorer, Sandoz Ltd. and Schering-Plough Corp. For products which the Company manufactures and markets, it faces significant competition from these and other biotechnology and pharmaceutical firms in the United States, Europe and elsewhere. Certain specialized biotechnology firms have also entered into cooperative arrangements with major companies for development and commercialization of products, creating an additional source of competition.

     Any products or technologies that successfully address anemias could negatively impact the market for recombinant human erythropoietin. Similarly, any products or technologies that successfully address the causes or incidence of low levels of neutrophils could negatively impact the market for G-CSF. These include products that could receive approval for indications similar to those for which NEUPOGEN(R) (Filgrastim) has been approved, development of chemotherapy treatments that are less myelosuppressive than existing treatments and the development of anti-cancer modalities that reduce the need for myelosuppressive chemotherapy.

     NEUPOGEN(R) currently faces market competition from a competing G-CSF product, from granulocyte macrophage colony-stimulating factor ("GM-CSF") products and from the chemoprotectant, amifostine (WR-2721). Potential future sources of competition include other GM-CSF products, PIXY 321, and PGG-glucan, among others.

     Chugai Pharmaceuticals Co., Ltd. ("Chugai") markets a G-CSF product in Japan as an adjunct to chemotherapy and as a treatment for bone marrow transplant patients. In June 1993, Chugai and Rhone-Poulenc-Rorer received a favorable opinion from the CPMP for this G-CSF product in the adjunct to chemotherapy and bone marrow transplant settings and began market launches in certain EU countries by early 1994. Chugai, through its licensee, AMRAD, markets this G-CSF product in Australia as an adjunct to chemotherapy and for patients receiving a bone marrow transplant. Under an agreement with Amgen, Chugai is precluded from selling their G-CSF product in the United States, Canada or Mexico.

     Immunex Corp. markets GM-CSF in the United States for patients receiving a bone marrow transplant and is pursuing other indications including use as an adjunct to chemotherapy. Behringwerke AG markets this GM-CSF product in Europe in similar settings. Sandoz Ltd. markets a separate GM-CSF product for use in bone marrow transplant patients, as an adjunct to chemotherapy and as an adjunct to gancyclovir treatment of HIV-infected patients in the EU and certain other countries. This GM-CSF product is currently being developed for similar indications in the United States and Canada.

     In 1994, amifostine received a favorable opinion from the CPMP to reduce the neutropenia-related risk of infection due to the combination regimen cyclophosphamide and cisplatinum in patients with advanced ovarian carcinoma. Schering Plough markets amifostine in the EU. U.S. Bioscience continues to develop amifostine as an adjunct to chemotherapy in the United States.

     Immunex Corp. is developing PIXY 321 in the United States as an adjunct to chemotherapy and for patients receiving a bone marrow transplant. PIXY 321 is being developed for use outside North America by American Home Products. Alpha Beta Technologies is developing PGG-glucan for the treatment of certain infectious diseases and as an adjunct to chemotherapy.

     Other products which address potential markets for G-CSF may be identified and developed by competitors in the future. Such products could also present competition in potential markets for SCF. Research and development of other hematopoietic growth factors, including MGDF, is being conducted by several companies including Genentech, Inc., ZymoGenetics, Inc. (a subsidiary of Novo Nordisk A/S), Immunex Corp., Sandoz Ltd. and Genetics Institute, Inc.

     INFERGEN(TM) would face competition from interferons and other related
products, several of which are in development or on the market.   Schering-
Plough Corp. and Roche are major suppliers of interferons.

     Several companies are developing neurotrophic factors including Cephalon Inc., Genentech, Inc. and Regeneron Pharmaceuticals, Inc. Many companies are believed to be conducting research in the area of inflammation including Celltech, Ltd., ICOS Corporation and AutoImmune. Companies believed to be developing certain tissue growth factors include Creative Biomolecules, Inc., Chiron Corp. (in collaboration with Johnson & Johnson), Genentech, Inc., Immunex Corp., Scios Nova Inc. and ZymoGenetics, Inc.

     Several hepatitis B vaccines are marketed in the United States, Europe, Japan and other countries. SmithKline Beecham, p.l.c., Merck &
Co., Inc. and Rhone-Poulenc, S.A. are major suppliers of hepatitis B vaccines. Chiron Corp. currently markets an IL-2 product in the United States, Europe and Japan.

Research and Development

     The Company's two primary sources of new product candidates are internal research and development and acquisition and licensing from third parties. Research and development expense, which includes technology license fees paid to third parties, for the years ended December 31, 1994, 1993 and 1992 were $323,629,000, $255,321,000 and $182,297,000, respectively. The amount for the year ended December 31, 1994 excludes a $116,367,000 write-off of in-process technology purchased in connection with the acquisition of Synergen (see "Joint Ventures and Business Relationships - Synergen acquisition").

Government Regulation

     Regulation by governmental authorities in the United States and other countries is a significant factor in the production and marketing of the Company's products and its ongoing research and development activities. In order to clinically test, manufacture and market products for therapeutic use, Amgen must satisfy mandatory procedures and safety standards established by the FDA and comparable agencies in foreign countries.

     In the United States, the Company's products are regulated primarily on a product by product basis under the U.S. Food, Drug and Cosmetic Act and Section 351(a) of the Public Health Service Act. Most of the Company's products and product candidates are or will be classified as biologics rather than drugs and, therefore, are subject to regulation by the Center for Biologics Evaluation and Research. Approval of a biologic for marketing requires both a license for the product and a license for the manufacturing facility.

     The Company's products are subject to rigorous FDA approval procedures. After purification, laboratory analysis and testing in animals, a sponsor files an investigational new drug application with the FDA to begin human testing. A three-phase human clinical testing program must then be undertaken. In Phase 1, studies are conducted to determine the safety and optimal dosage for administration of the product. In Phase 2, studies are conducted to gain preliminary evidence of the efficacy of the product. In Phase 3, studies are conducted to provide sufficient data for the statistical proof of safety and efficacy. The time and expense required to perform this clinical testing can far exceed the time and expense of the research and development initially required to create the product. No action can be taken to market any therapeutic product in the United States until an appropriate product license application has been approved by the FDA. Even after initial FDA approval has been obtained, further studies may be required to provide additional data on safety and would be required to gain approval for the use of a product as a treatment for clinical indications other than those initially approved. In addition, use of products during testing and after initial marketing could reveal side effects that could delay, impede or prevent marketing approval, limit uses or expose the Company to product liability claims.

     In addition to receiving product approval from the FDA, Amgen is required to file an establishment license application with the FDA to obtain approval of Amgen's manufacturing facilities. Prior to granting an establishment license, the FDA reviews manufacturing procedures and inspects equipment and facilities. If, after receiving approval from the FDA, a material change is made in manufacturing equipment, location or process, additional regulatory review may be needed.

     In Europe, regulatory requirements are similar in principle to those in the United States. A two-part product approval process is required in the EU. Clinical testing and manufacturing facilities and procedures data are presented in a Marketing Authorization Application filed with the CPMP. The CPMP reviews the application in order to express an opinion that the product meets the requirements for marketing authorization. Approvals to market the product must then be obtained from the appropriate government agency of each EU country. Such government agencies may require an inspection of the manufacturing facilities.

     In Canada, a New Drug Submission is filed with the Health Protection Branch ("HPB") of the Canadian government. The submission includes clinical testing, manufacturing facilities and procedures data. In a process which parallels that in the United States, the HPB reviews these data and inspects the manufacturing facilities in order to issue a Notice of Compliance which allows the Company to market the product.

     In Australia, an application for registration of a drug is evaluated by the Therapeutic Goods Administration ("TGA"), which is part of the Ministry of Human Services and Health. In a process similar to that in the United States, the TGA reviews data on the manufacture, animal testing and clinical trials of the product and, on approval, issues a Certificate of Registration permitting the Company to market the product.

     In the People's Republic of China, a United States free sales certificate and proven safety and efficacy data by local clinical trials are required by the Ministry of Public Health for the registration of the product.

     The Company's present and future business in the United States will be subject to regulation under the United States Atomic Energy Act, the Clean Air Act, the Federal Water Pollution Control Act, the Environmental Protection Act, the Occupational Safety and Health Act, the National Environmental Policy Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act, the Comprehensive Environmental Response, Compensation and Liability Act, the Medical Waste Tracking Act, national restrictions and other present or possible future local, state and federal regulations. Also, Amgen's research and manufacturing activities are conducted in voluntary compliance with the National Institutes of Health Guidelines for Recombinant DNA Research. The Company's research operations in Canada are subject to a generally similar set of requirements.

Patents and Trademarks

     Patents are very important to the Company in establishing proprietary rights to the products it has developed. The Company has filed applications for a number of patents and it has been granted patents relating to recombinant human erythropoietin, G-CSF, consensus interferon and various potential products. The Company has obtained licenses from and pays royalties to third parties. Other companies have filed patent applications or have been granted patents in areas of interest to the Company. There can be no assurance any licenses required under such patents would be available for license on reasonable terms or at all. The Company is engaged in arbitration proceedings with Johnson & Johnson and various patent litigation. For a discussion of these matters see Note 5 to the Consolidated Financial Statements - "Johnson & Johnson arbitration" and
Item 3, "Legal Proceedings".

     The Company has obtained U.S. registration of its EPOGEN(R) and NEUPOGEN(R) trademarks. In addition, these trademarks have been registered in several other countries. The Company has applied for registration of the INFERGEN(TM) trademark in the United States and several other countries.

Human Resources

     As of February 28, 1995, the Company had 3,546 employees (including staff added in connection with the acquisition of Synergen), of which 1,632 were engaged in research and development, 572 were engaged in manufacturing and associated support, 772 were engaged in sales and marketing and 570 were engaged in finance and general administration. There can be no assurance that the Company will be able to continue attracting and retaining qualified personnel in sufficient numbers to meet its needs. None of the Company's employees are covered by a collective bargaining agreement, and the Company has experienced no work stoppages. The Company considers its employee relations to be excellent.

Geographic Area Financial Information

     For financial   information concerning the  geographic areas in  which
the Company operates see Note 12 to the Consolidated Financial Statements.

Item 2.   PROPERTIES

     Amgen's principal executive offices and a majority of its administrative, manufacturing and research and development facilities are located in 29 buildings totaling approximately 1,440,000 square feet in Thousand Oaks, California. Twenty-five of the buildings are owned and four are leased. Adjacent to these facilities are three buildings totaling approximately 230,000 square feet that are under construction. In addition, the  Company  has  acquired  other  property  adjacent  to  these facilities in anticipation of future expansion. The Thousand Oaks, California facilities include a manufacturing plant that produces commercial quantities of Epoetin alfa and another manufacturing plant that can produce several products including commercial quantities of NEUPOGEN(R) (Filgrastim). These manufacturing plants have been licensed by various regulatory bodies.

     Elsewhere in North America, Amgen owns research facilities and a pilot plant in Boulder, Colorado totaling approximately 310,000 square feet (including facilities obtained through the acquisition of Synergen) and an 80,000 square foot distribution center in Louisville, Kentucky. The Company leases additional facilities including a research facility and administrative offices in Toronto, Canada totaling 37,000 square feet, an administrative office in Washington, D.C. and five regional sales offices.

     Outside North America, the Company has a 320,000 square foot formulation, fill and finish facility in Juncos, Puerto Rico which has been licensed by various regulatory bodies. In addition, the Company has leased facilities in nine European countries, Australia, Japan, Hong Kong and the People's Republic of China for administration, marketing and research and development aggregating approximately 270,000 square feet.

     Amgen believes that its current facilities plus anticipated additions are sufficient to meet its needs for the next several years.

Item 3.   LEGAL PROCEEDINGS

     The Company is engaged in arbitration proceedings with one of its licensees. For a complete discussion of this matter see Note 5 to the Consolidated Financial Statements - "Johnson & Johnson arbitration". Other legal proceedings are discussed below. While it is not possible to predict accurately or to determine the eventual outcome of these matters, the Company believes that the outcome of these legal proceedings will not have a material adverse effect on the financial statements of the Company.

Synergen litigation

  Acquisition litigation

     The Company and its wholly-owned subsidiary, Amgen Boulder Inc. (formerly Synergen) have been named as defendants in several lawsuits filed in connection with the Company's December 1994 acquisition of Synergen (the `` Acquisition''). One suit, Stanley, et al. v. Soll, et al., was filed on November 18, 1994 by two stockholders in the Court of Chancery of the State of Delaware in New Castle County against Synergen and certain of its former
officers and  directors.   Plaintiffs, who  seek to  represent a  class  of
stockholders of Synergen common stock, allege that the defendants  breached
their  fiduciary  duties   by  failing  to   maximize  stockholder   value.
Plaintiffs seek an  unspecified amount  of compensatory  damages, an  order
rescinding  the  Acquisition,   and  related  equitable   relief.     Other
stockholders seeking the same relief filed suits on November 23 and 29, 1994 in United States District Court, County of Boulder, State of Colorado. In Livergood v. Synergen, Inc., et al. and Weld, et al. v. Amgen Inc., et al., the plaintiffs allege that defendants Synergen, Amgen and certain of Synergen's former officers and directors breached their fiduciary duties and defrauded the plaintiffs by omitting to disclose allegedly material
information concerning  Synergen's future  prospects.   Plaintiffs in  both
cases seek to represent a class of stockholders of Synergen common stock. Another suit, Glick v. Synergen, Inc., et al., was filed in the Superior Court of the State of California, County of Los Angeles, as a class action on January 24, 1995 by plaintiffs who seek to represent all warrant holders of Synergen who claim to have been deprived of the benefit of their
warrants.   Plaintiffs  seek general  damages  in the  sum  of  $34,334,499 against Synergen, Amgen and former officers and directors of Synergen based on allegations of conspiracy, breach of duty, self-dealing, interference with prospective business advantage and unjust enrichment.

  ANTRIL(TM) litigation

     Several lawsuits have been filed against Synergen alleging misrepresentations in connection with its research and development of ANTRIL(TM) for the treatment of sepsis. In re Synergen, Inc. Securities Litigation, a class action complaint filed on April 15, 1993 in the United States District Court for the District of Colorado, alleged violations of federal and state securities laws by various classes of Synergen's stockholders. Synergen and certain of its former officers and directors were named as defendants. The Court dismissed the state law claims on April 8, 1994 and approved a settlement of the remaining claims on March 7, 1995. The settlement involves payment by Synergen and its insurers of an amount that is not material to the Company's financial statements and the plaintiffs' agreement to dismiss the action with prejudice. In Temple, et al. v. Synergen, Inc., et al., three stockholders filed suit on November 15, 1994 in the District Court for the City and County of Denver, State of Colorado, against Synergen and a former director and executive officer, alleging violations of state securities law, fraud and misrepresentation. Plaintiffs seek an unspecified amount of compensatory damages and punitive
damages.   In  Johnson v.  Amgen  Boulder, Inc.,  et  al., suits filed  on
February 14, 1995 in the Superior Court for the State of Washington, King County and in the United States District Court for the Western District of Washington, plaintiff seeks rescission of certain payments made to one of the defendants (or unspecified damages not less than $50,000,000) and treble damages. Plaintiff, a limited partner of defendant Synergen Clinical Partners, L.P., seeks to represent a class of other limited partners. The complaints allege violations of federal and state securities laws, violations of other federal and state statutes, fraud, negligence, breach of contract, conspiracy and breach of fiduciary duty. The defendants include Synergen, Synergen Clinical Partners, L.P., Synergen Development Corporation and former officers and directors of Synergen.

Elanex Pharmaceuticals litigation

     In October 1993, the Company filed a complaint for patent infringement against defendants Elanex Pharmaceuticals, Inc. ("Elanex"), Laboratorios Elanex De Costa Rica, S. A., Bio Sidus S.A., Merckle GmbH, Biosintetica S.
A. and other unknown defendants. The complaint, filed in the United States District Court for the Western District of Washington at Seattle, seeks injunctive relief and damages for Elanex's infringement of the Company's patent for DNA sequences and host cells useful in producing recombinant erythropoietin. The complaint also alleges that the foreign defendants entered into agreements with Elanex relating to the production or sale of recombinant erythropoietin and thereby have induced Elanex's infringement.

     In December 1993, Elanex responded to the complaint denying the material allegations thereof, and filed a counterclaim seeking a declaratory judgment that the Company's patent is invalid and that Elanex's recombinant erythropoietin technology does not infringe any valid claims of the Company's patent. The counterclaim also seeks an award of reasonable attorneys' fees and other costs of defense but does not seek damages against the Company. The case is currently in discovery.

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

Genetics Institute litigation

     On June 21, 1994, Genetics Institute filed suit in the United States District Court for the District of Delaware in Wilmington, against Johnson & Johnson, a licensee and distributor of the Company, seeking damages for the alleged infringement of a recently issued U.S. Patent 5,322,837 relating to Johnson & Johnson's manufacture, use, and sale of erythropoietin.

     On September 12, 1994, the Company filed suit in the United States District Court for the District of Massachusetts in Boston, against Genetics Institute, seeking declaratory judgment of patent non-infringement, invalidity and unenforceability against Genetics Institute in respect to U.S. Patent 5,322,837 issued to Genetics Institute, which relates to homogeneous erythropoietin. Genetics Institute answered the complaint and filed a counterclaim against the Company alleging infringement of the same patent. On February 14, 1995, the United States District Court for the District of Massachusetts granted Amgen's motion for a summary judgment enforcing a prior judgment against Genetics Institute and barring Genetics Institute from asserting its U.S. Patent 5,322,837 against Amgen's recombinant erythropoietin. On March 13, 1995, Genetics Institute filed notice of appeal.

Biogen litigation

     On June 15, 1994, Biogen, Inc. ("Biogen") filed suit in the Tokyo District Court in Japan, against Amgen K.K., a subsidiary of the Company, seeking injunctive relief for the alleged infringement of two Japanese patents relating to alpha-interferon.

     On March 10, 1995, Biogen filed suit in the United States District Court for the District of Massachusetts seeking an unspecified amount of compensatory damages, treble damages and injunctive relief of its U.S. Patent 4,874,702 relating to vectors for expressing cloned genes. Biogen alleges that Amgen has infringed its patent by manufacturing and selling NEUPOGEN(R).

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's security holders during the last quarter of its fiscal year ended December 31, 1994.

                                  PART II


Item 5.   MARKET FOR  REGISTRANT'S COMMON  EQUITY AND  RELATED  STOCKHOLDER
          MATTERS

Price Range of Common Stock

     The Company's common stock trades on The Nasdaq Stock Market under the symbol AMGN. As of March 15, 1995, there were approximately 11,600 holders of record of the Company's common stock. No cash dividends have been paid on the common stock to date, and the Company currently intends to retain any earnings for development of the Company's business and for repurchases of its common stock.

     The following table sets forth, for the fiscal periods indicated, the range of high and low closing sales prices of the common stock as quoted on The Nasdaq Stock Market for the years 1994 and 1993:

                                           High         Low
          1994                            -------      -------
          4th Quarter...................  $59-3/8      $50-7/8
          3rd Quarter...................   56-7/8       43-1/4
          2nd Quarter...................   47-3/16      35-23/64
          1st Quarter...................   51-3/4       37-3/4

          1993
          4th Quarter..................   $50-7/8      $39-1/4
          3rd Quarter..................    41-5/8       31-1/2
          2nd Quarter..................    42-1/2       32-1/8
          1st Quarter..................    70-3/4       33

Item 6.   SELECTED FINANCIAL DATA

                                       Years Ended December 31,
                                1990    1991    1992     1993     1994
                                ----    ----    ----     ----     ----
Consolidated Statement of
  Operations Data:
Revenues:
 Product sales..............  $281.4  $645.3  $1,050.7 $1,306.3 $1,549.6
 Other revenues.............    17.3    36.7      42.3     67.5     98.3
Total revenues..............   298.7   682.0   1,093.0  1,373.8  1,647.9
Research and development
  expenses(1)...............    72.4   120.9     182.3    255.3    323.6
Write-off of in-process
  technology................       -       -         -        -    116.4
Marketing and selling
  expenses..................    50.1   122.2     184.5    214.1    236.9
General and administrative
  expenses..................    51.1    80.4     107.7    114.3    122.9
Legal assessment (award)....       -   129.1     (77.1)   (13.9)       -
Net income(2)...............     3.9    97.9     357.6    383.3    319.7
Primary earnings per share(2)    .03     .67      2.43     2.67     2.29
Cash dividends declared per
  share.....................       -       -        -        -         -


                                            At December 31,
                                1990    1991    1992     1993     1994
                                ----    ----    ----     ----     ----
Consolidated Balance Sheet
  Data:
Working capital............   $198.1   $294.9$  562.4 $  642.2 $  579.2
Total assets...............    459.5    865.5 1,374.3  1,765.5  1,994.1
Long-term debt.............     63.3     39.7   129.9    181.2    183.4
Stockholders' equity.......    309.1    531.1   933.7  1,172.0  1,274.3

(1)  Excludes $54.7 million of royalty obligation buyouts in 1990.

(2) Includes an increase to net income of $8.7 million, or $.06 per share, to reflect the cumulative effect of a change in accounting principle to adopt Statement of Financial Accounting Standard No. 109 in 1993 (see Note 1 to Consolidated Financial Statements). Also includes the write-off of in-process technology purchased of $116.4 million, or $.83 per share, associated with the acquisition of Synergen in 1994 (see Note 2 to Consolidated Financial Statements).

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

     Cash provided by operating activities has been and is expected to continue to be the Company's primary source of funds. In 1994, operations provided $531.9 million of cash compared to $433.0 million in 1993. This cash was used primarily to fund the acquisition of Synergen, Inc. ("Synergen") ($240.8 million, net of cash acquired), capital expenditures, and the repurchase of shares of the Company's common stock. The Company had cash, cash equivalents, and marketable securities of $696.7 million at December 31, 1994, compared with $723.2 million at December 31, 1993.

     Capital expenditures totaled $130.8 million in 1994 compared with $209.9 million in 1993. The reduction in capital expenditures is due to the completion of several facilities in 1993, including the Puerto Rico fill and finish facility. Over the next few years, the Company expects to spend approximately $100 million to $200 million per year on capital projects to expand the Company's global operations.

     The Company receives cash from the exercise of stock options and warrants. In 1994, stock options and their related tax benefits provided $67.5 million of cash compared with $56.3 million in 1993. Proceeds from the exercise of stock options and their related tax benefits will vary from period to period based upon, among other factors, fluctuations in the market value of the Company's stock relative to the exercise price of such options. In 1994, the exercise of warrants associated with Amgen Clinical Partners, L.P. provided $15.3 million of cash compared to $5.9 million in
1993.   The right to exercise these warrants expired on June 30, 1994.

     The Company has a common stock repurchase program (see Note 7 to the Consolidated Financial Statements). Since its inception in 1992 through December 31, 1994, the Company has repurchased 12.9 million shares of its common stock at a total cost of $593.8 million. The Company is currently authorized to purchase up to an additional $331.2 million of common stock through December 31, 1995.

     To provide for financial flexibility and increased liquidity, the Company has established several sources of debt financing. The Company has filed a shelf registration statement with the Securities and Exchange Commission under which it could issue up to $200 million of Medium Term Notes. At December 31, 1994, $113 million of Medium Term Notes were outstanding which mature in two to nine years. The Company has a commercial paper program which provides for short-term borrowings up to an aggregate face amount of $200 million. At December 31, 1994, $99.7 million of commercial paper was outstanding, all with maturities of less than four months. The Company also has a $150 million revolving line of credit, principally to support the Company's commercial paper program. No borrowings on this line of credit were outstanding at December 31, 1994.

     The Company invests its cash in accordance with a policy that seeks to maximize returns while ensuring both liquidity and minimal risk of principal loss. The policy limits investments to certain types of instruments issued by institutions with investment grade credit ratings, and places restrictions on maturities and concentration by type and issuer.

The Company's fixed income investments are subject to the risk of market interest rate fluctuations, and all of the Company's investments are subject to risks associated with the ability of the issuers to perform their obligations under the instruments.

     The Company has a program to manage certain portions of its exposure to fluctuations in foreign currency exchange rates. These exposures primarily result from European sales. The Company hedges the related receivables with foreign currency forward contracts, all of which mature within six months. The Company uses purchased foreign currency option and forward contracts to hedge anticipated future cash flows related to sales which generally expire within 12 months. At December 31, 1994, outstanding forward and option contracts totaled $31.8 million and $78.0 million, respectively. The gains and losses on these contracts were not material for 1994, 1993, and 1992.

     The Company believes that existing funds, cash generated from operations, and existing sources of debt financing should be adequate to satisfy its working capital and capital expenditure requirements and to support its common stock repurchase program for the foreseeable future. However, the Company may raise additional capital from time to time to take advantage of favorable conditions in the markets or in connection with the Company's corporate development activities.

Results of Operations

  Product sales

     In 1994, product sales increased $243.2 million or 19% over the prior year. In 1993, product sales increased $255.7 million or 24% over the prior year.

     NEUPOGEN(R) (Filgrastim)

     NEUPOGEN(R) sales were $828.9 million in 1994, an increase of $109.5 million or 15% over the prior year. In 1993, sales were $719.4 million, an increase of $175.0 million or 32% over the prior year.

     Domestic sales of NEUPOGEN(R) were $617.2 million in 1994, an increase of $71.7 million or 13% over the prior year. In 1993, domestic sales were $545.5 million, an increase of $123.3 million or 29% over the prior year. These increases were primarily due to increased penetration of the current market for colony stimulating factors.

     International sales of NEUPOGEN(R), primarily in Europe, were $211.7 million in 1994, an increase of $37.8 million or 22% over the prior year. In 1993, international sales were $173.9 million, an increase of $51.7 million or 42% over the prior year. Without the effect of changes in foreign currency exchange rates, annual sales volumes increased by 22% and 62% in 1994 and 1993, respectively, due to increased penetration of the market for colony-stimulating factors.

     During the first quarter of 1994, Rhone-Poulenc Rorer and Chugai Pharmaceutical Co., Ltd. began jointly marketing a G-CSF product in the European Union ("EU"). Although there has been no significant effect on the Company's worldwide NEUPOGEN(R) sales, it is not possible to predict the ultimate impact this competitive product will have on future EU NEUPOGEN(R) sales.

     Quarterly NEUPOGEN(R) sales volumes in both the United States and Europe are influenced by a number of factors including underlying demand, seasonality of cancer chemotherapy administration, and wholesaler inventory management practices. The Company's experience has shown that reduced chemotherapy usage occurs in the third calendar quarter in many EU countries to varying degrees resulting in corresponding decreases in sales. In the U.S., reduced chemotherapy usage occurs in the fourth quarter. This factor along with wholesaler inventory reductions depresses Amgen sales in the first calendar quarter.

     The Company believes that 1995 NEUPOGEN(R) sales will continue to grow at a double digit rate but lower than the 1994 growth rate. NEUPOGEN(R) sales increases are primarily dependent upon further penetration of existing markets, the timing and nature of additional indications for which the product may be approved, and the effects of competitive products. In addition, international NEUPOGEN(R) sales will continue to be subject to changes in foreign currency exchange rates and increased competition.

     EPOGEN(R) (Epoetin alfa)

     EPOGEN(R) sales were $720.6 million in 1994, an increase of $133.7 million or 23% over the prior year. In 1993, EPOGEN(R) sales were $586.9 million, an increase of $80.6 million or 16% over the prior year. These increases were primarily due to an increase in the dialysis patient population, the administration of higher average doses of EPOGEN(R) per patient, and increased penetration of the dialysis market. The federal government enacted legislation effective January 1, 1994 to lower reimbursement provided to facilities that administer EPOGEN(R) from $11 per thousand units administered to $10 per thousand units administered. This change in reimbursement did not have a material adverse effect on EPOGEN(R) sales in 1994.

     The Company anticipates that increases in the U.S. dialysis patient population and increases in dosing will continue to drive EPOGEN(R) sales. The annual growth rate for 1995 is expected to be in double digits but lower than the 1994 growth rate. In addition, the continued growth in sales volume may be affected by future changes in reimbursement rates or the basis for reimbursement by the federal government.

  Cost of sales

     Cost of sales as a percentage of product sales was 15.4%, 16.8% and 17.6% for the years ended December 31, 1994, 1993 and 1992, respectively. The improvement in 1994 primarily reflects the commencement of commercial production and building of inventories at the Puerto Rico fill-and-finish facility and the commencement of commercial production at a new NEUPOGEN(R) manufacturing facility. Annual cost of sales as a percentage of product sales is not expected to vary significantly for the foreseeable future.

  Research and development

     In 1994 and 1993, research and development expenses increased $68.3 million or 27% and $73.0 million or 40%, respectively, compared with the prior years primarily due to expansion of the Company's research and development staff and increased expenditures on external research collaborations. In connection with the acquisition of Synergen, the Company increased its research and development staff in order to exploit the technologies that were acquired in those therapeutic areas of interest. Annual research and development expenses are expected to increase at a rate exceeding the anticipated annual product sales growth rate due to planned increases in internal efforts on new product discovery and development and increases in external research collaboration costs, including acquisitions of product and technology rights.

  Write-off of in-process technology purchased

     In December 1994, the Company completed its acquisition of Synergen, a biotechnology company engaged in the discovery and development of protein-based pharmaceuticals. Synergen was acquired for $254.5 million in cash, including related acquisition costs. The purchase price was assigned to the acquired tangible and intangible assets based on their estimated fair values at the date of acquisition. The value assigned to in-process technology of $116.4 million was expensed during the quarter ended December 31, 1994.

  Marketing and selling

     In 1994, marketing and selling expenses increased $22.7 million or 11% compared with the prior year. This increase is primarily due to marketing efforts to expand NEUPOGEN(R) market penetration and EPOGEN(R) marketing efforts to bring more patients within the target hematocrit range. In 1993, marketing and selling expenses increased $29.7 million or 16% compared with the prior year primarily due to increases in both domestic and international sales and marketing expenses in support of NEUPOGEN(R) market penetration. The future growth rate of marketing and selling expenses is expected to be less than the anticipated annual product sales growth rate.

  General and administrative

     In 1994 and 1993, general and administrative expenses increased $8.6 million or 8% and $6.6 million or 6%, respectively, compared with the prior years. The future growth rate of general and administrative expenses is expected to be less than the anticipated annual product sales growth rate.

  Legal award

     In June 1993, the Company recorded a $13.9 million legal award as part of the settlement with Genetics Institute for outstanding patent disputes regarding erythropoietin in the United States.

     In September 1992, an arbitrator found that the Company was entitled to damages from Johnson & Johnson related to hepatitis B vaccine and interleukin-2, two of the three products included in an arbitration proceeding. (See Note 5 to the Consolidated Financial Statements - Johnson & Johnson arbitration.) In January 1993, the arbitrator subsequently determined the amount of the award to be $89.7 million. The Company recorded $77.1 million of this award in 1992 and deferred recognition of

$12.6 million related to the further development of hepatitis B vaccine and interleukin-2 to future periods.

  Interest and other income

     During 1994, interest rates increased significantly which caused a decrease in the market value of the Company's fixed income investments. Consistent with its investment policy, the Company elected to sell certain of these investments, resulting in capital losses, in order to reposition the portfolio to improve yields and reduce risk. Further capital losses occurred in connection with the liquidation of investments to fund the Company's acquisition of Synergen in December 1994. During 1994, net losses from sales of marketable securities totaled $16.1 million, and at December 31, 1994, there were no significant unrealized losses remaining in the Company's investment portfolio. Interest income decreased in 1993 compared with the prior year primarily due to a decline in interest rates. In 1993 and 1992, there were no significant gains or losses related to the sale of fixed income investments.

  Income taxes

     In 1994, the Company's effective tax rate was 45.7%, which is higher than the Company's statutory rate. This is primarily due to the write-off of in-process technology purchased in connection with the Synergen acquisition, which is not deductible for income tax purposes. In 1993, the Company's effective tax rate of 36.8% reflected: 1) an increase in the federal tax rate from 34% to 35% due to federal tax law changes enacted in 1993, and 2) a decrease in the equity in earnings of an affiliated company. These items were substantially offset by a reduction related to the retroactive reinstatement to July 1, 1992 of the research and experimentation and orphan drug tax credits. In addition, the provision for state income taxes decreased in 1993 due to changes in the apportionment of taxable income among states. In 1992, the Company's effective tax rate of 36.5% reflected a reduction in state income taxes as a percentage of pretax income principally due to the legal award having no impact on taxable income for state income tax purposes.

     In January  1995,  the  Company  began  receiving  tax  benefits  from manufacturing products at its facility in Puerto Rico. Realization of these tax benefits is expected to result in an annualized effective tax rate of 32%-34%.

Legal Matters

     The Company is engaged in arbitration proceedings with one of its licensees and various legal proceedings relating to Synergen. For a complete discussion of these matters see Note 5 to the Consolidated Financial Statements.

Outlook

     Operating in rapidly changing health care policy arenas and market environments presents many significant and unique challenges. Market forces are changing the economics of health care in the United States through voluntary limits on price increases by the pharmaceutical industry, increases in the purchasing power of large buying groups, and increased influence on medical care and treatment decisions by managed care organizations. The Company is meeting the challenges of this changing health care environment through programs that work to optimize the use of its products in the treatment of patients and clinical trials designed to evaluate cost and quality-of-life parameters as well as clinical safety and efficacy. In addition, the Company is adapting to legislative mandates in foreign markets.

     The Company's current goals include achieving strong financial results and expanding its product portfolio through both increased research and development efforts and the acquisition of businesses and/or licensing of technologies and products which meet certain strategic and financial objectives.


Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item is incorporated herein by reference to the financial statements listed in Item 14(a) of Part IV of this Form 10-K Annual Report.


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                 PART III


Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information concerning the directors of the Company is incorporated by reference to the section entitled "Election of Directors" in the Company's definitive Proxy Statement with respect to the Company's 1994 Annual Meeting to be filed with the Securities and Exchange Commission within 120 days of December 31, 1994 (the "Proxy Statement").

     The executive officers of the Company, their ages as of February 28, 1995 and positions are as follows:

     Mr. Gordon M. Binder, age 59, has served as a director of the  Company
since October 1988.   He joined  the Company  in 1982  as Vice  President-
Finance and was named Senior Vice President-Finance in February 1986. In October 1988, Mr. Binder was elected Chief Executive Officer. In July 1990, Mr. Binder became Chairman of the Board.

     Mr. Kevin W. Sharer, age 46, has served as a director of the Company since November 1992. He has served as President and Chief Operating
Officer since  October 1992.   Prior to  joining the  Company,  Mr. Sharer
served as President of the Business Markets Division of MCI Communications Corporation, a telecommunications company, from April 1989 to October 1992, and served in numerous executive capacities at General Electric Company from February 1984 to March 1989. Mr. Sharer also serves as a director of Geotek Communications, Inc.

     Mr. Robert S. Attiyeh, age 60, has served as Senior Vice President, Finance and Corporate Development, since joining the Company in July 1994. Prior to joining the Company, Mr. Attiyeh served as a director of McKinsey & Company, a consulting firm, in its Los Angeles, Japan and Scandinavian offices from 1967 to 1994.

     Dr. N. Kirby Alton, age 44, became Senior Vice President, Development, in August 1993, having served as Senior Vice President, Therapeutic Product Development, since August 1992. Dr. Alton previously served as Vice President, Therapeutic Product Development, Responsible Head, from October 1988 to August 1992, and as Director, Therapeutic Product Development, from February 1986 to October 1988.

     Dr. Dennis M. Fenton, age 43, became Senior Vice President, Operations, in January 1995, having served as Senior Vice President, Sales and Marketing, since August 1992, and having served as Vice President, Process Development, Facilities and Manufacturing Services, from July 1991 to August 1992. Dr. Fenton previously had served as Vice President, Pilot Plant Operations and Clinical Manufacturing, from October 1988 to July 1991, and as Director, Pilot Plant Operations, from 1985 to October 1988.

     Mr. Daryl D. Hill, age 49, became Senior Vice President, Asia Pacific, in January 1994, having served as Vice President, Quality Assurance, from October 1988 to January 1994, and as Director of Quality Assurance from January 1984 to October 1988.

     Mr. Larry A. May, age 45, became Vice President, Corporate Controller and Chief Accounting Officer in October 1991, having served as Corporate Controller and Chief Accounting Officer from October 1988 to October 1991, and as Controller from January 1983 to October 1988.

     Dr. Daniel Vapnek, age 56, became Senior Vice President, Research, in October 1988, having served as Vice President, Research, since January 1986.

     Mr. Thomas E. Workman, Jr., age 67, was appointed Vice President, Secretary and General Counsel in December 1992, having served as Acting General Counsel since September 1992. Prior to joining the Company, Mr. Workman was an advisory partner of Pillsbury Madison & Sutro, a law firm, from January 1992 to September 1992, and was a regular partner of Pillsbury Madison & Sutro from 1986 through December 1991.

     Dr. Linda R. Wudl, age 49, became Vice President, Quality Assurance, in January 1994, having served as Director of Quality Control from April 1991 to January 1994, and as Manager of Quality Control from April 1987 to April 1991.

Item 11.  EXECUTIVE COMPENSATION

     The section labeled "Executive Compensation" appearing in the Company's Proxy Statement is incorporated herein by reference, except for such information as need not be incorporated by reference under rules promulgated by the Securities Exchange Commission.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The section labeled "Security Ownership of Directors and Executive Officers and Certain Beneficial Owners" appearing in the Company's Proxy Statement is incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The section labeled "Certain Transactions" appearing in the Company's Proxy Statement is incorporated herein by reference.


                                    PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  1. Index to Financial Statements

     The following Financial Statements are included herein:

                                                                  Page
                                                                 Number

  Report of Ernst & Young LLP, Independent Auditors .................F-1
  Consolidated Statements of Operations for each of the three years in the period ended December 31, 1994...............F-2 - F-3
  Consolidated Balance Sheets at December 31, 1994 and 1993 .........F-4
  Consolidated Statements of Stockholders' Equity for each of the three years in the period ended December 31, 1994.....F-5 - F-6
  Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1994...............F-7 - F-8
  Notes to Consolidated Financial Statements .................F-9 - F-28

(a)  2. Index to Financial Statement Schedules

     The following Schedules  are filed as  part of this  Form 10-K  Annual
Report:

                                                                  Page
                                                                 Number

     VIII Valuation Accounts ......................................F-29

     All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated statements or notes thereto.

(a)  3. Exhibits


Exhibit No.                     Description

  3.1       Restated Certificate of Incorporation. (7)
  3.2       Certificate  of   Amendment   to   Restated   Certificate   of
            Incorporation, effective as of July 24, 1991. (14)
  3.3       Bylaws, as amended to date. (20)

  4.1       Indenture dated  January  1,  1992  between  the  Company  and
            Citibank N.A., as trustee. (15)
  4.2       Forms of Commercial Paper Master Note Certificates. (19)
 10.1*      Company's 1991 Equity Incentive Plan, as amended. (16)
 10.2*      Company's 1984  Stock Option  Plan, as  amended, and  forms of
            Incentive Stock  Option Grant  and  Nonqualified Stock  Option
            Grant used in connection therewith. (16)
 10.3       Shareholder's Agreement  of Kirin-Amgen,  Inc., dated  May 11,
            1984, between the Company  and Kirin Brewery  Company, Limited
            (with certain confidential information deleted therefrom). (1)
 10.4       Amendment Nos. 1,  2, and  3, dated March  19, 1985,  July 29,
            1985 and December 19, 1985, respectively, to the Shareholder's
            Agreement of  Kirin-Amgen,  Inc.,  dated  May 11,  1984  (with certain confidential information deleted therefrom). (3)
 10.5       Product License  Agreement,  dated  September  30,  1985,  and
            Technology  License  Agreement,  dated,   September  30,  1985
            between the Company and Ortho Pharmaceutical Corporation (with certain confidential information deleted therefrom). (2)
 10.6       Product License  Agreement,  dated  September  30,  1985,  and
            Technology License Agreement, dated September 30, 1985 between
            Kirin-Amgen, Inc. and  Ortho Pharmaceutical  Corporation (with certain confidential information deleted therefrom). (3)
 10.7*      Company's Employee Stock Purchase Plan, amended April 1, 1992.
            (17)
 10.8       Agreement, dated February  12, 1986,  between the  Company and
            Sloan-Kettering Institute  for Cancer  Research (with  certain confidential information deleted therefrom). (4)
 10.9       Amendment No. 2, dated November 13,  1990, to Agreement, dated
            February 12,  1986, between  the  Company and  Sloan-Kettering
            Institute  for  Cancer  Research  (with  certain  confidential information deleted therefrom). (13)
 10.10      Research,  Development   Technology  Disclosure   and  License
            Agreement PPO,  dated January  20, 1986,  by  and between  the
            Company and Kirin Brewery Co., Ltd. (4)
 10.11      Research  Collaboration  Agreement,  dated  August  31,  1990, between Amgen Inc.  and Regeneron Pharmaceuticals,  Inc. (with certain confidential information deleted therefrom). (13)
 10.12      Amendment Nos. 4 and 5, dated October 16, 1986 (effective July
            1, 1986)  and  December  6,  1986  (effective July  1,  1986), respectively, to  the Shareholders  Agreement of  Kirin-Amgen,
            Inc. dated May 11, 1984 (with certain confidential information deleted therefrom). (5)
 10.13      Assignment and  License  Agreement,  dated October  16,  1986, between  the  Company  and  Kirin-Amgen,  Inc.  (with  certain confidential information deleted therefrom). (5)
 10.14      G-CSF European  License Agreement,  dated  December 30,  1986, between  Kirin-Amgen,  Inc.  and  the  Company  (with  certain confidential information deleted therefrom). (5)
 10.15      Research and  Development  Technology  Disclosure and  License
            Agreement: GM-CSF, dated March 31, 1987, between Kirin Brewery
            Company, Limited  and the  Company (with  certain confidential information deleted therefrom). (5)
 10.16*     Company's 1987 Directors' Stock Option Plan, as amended. (13)
 10.17      Cross License  Agreement, dated  June 1,  1987, between  Amgen
            Inc. and Amgen Clinical Partners, L.P. (6)
 10.18      Development Agreement, dated June 1, 1987,  between Amgen Inc.
            and Amgen Clinical Partners, L.P. (6)
 10.19      Joint Venture  Agreement, dated  June 1,  1987, between  Amgen
            Inc. and Amgen Clinical Partners, L.P. (6)
 10.20      Partnership Purchase  Option Agreement,  dated  June 1,  1987, between Amgen Inc. and Amgen Clinical Partners, L.P. (6)
 10.21*     Company's 1988 Stock Option Plan, as amended. (16)
 10.22*     Company's Retirement and Savings Plan, amended and restated as of January 1, 1993. (17)
 10.23      Amendment, dated  June  30,  1988, to  Research,  Development,
            Technology Disclosure  and  License  Agreement:  GM-CSF  dated
            March 31, 1987, between Kirin Brewery Company, Limited and the
            Company. (7)
 10.24      Amending  Agreement,  dated  June  30,  1988,  to  Development
            Agreement, Partner  Purchase Option  Agreement, Cross  License
            Agreement and  Joint Venture  Agreement, dated  June 1,  1987, between the Company and Amgen Clinical Partners, L.P. (7)
 10.25      Agreement on  G-CSF  in  the  EU,  dated September  26,  1988, between Amgen  Inc. and  F. Hoffmann-La  Roche  & Co.  Limited
            Company  (with   certain   confidential  information   deleted
            therefrom). (9)
 10.26      Supplementary Agreement to Agreement dated January  4, 1989 to
            Agreement on  G-CSF  in  the  EU,  dated September  26,  1988, between the  Company and  F. Hoffmann-La  Roche &  Co. Limited
            Company,  (with   certain  confidential   information  deleted
            therefrom). (9)
 10.27      Agreement  on  G-CSF  in  Certain  European  Countries,  dated
            January 1, 1989, between Amgen Inc. and F. Hoffmann-La Roche &
            Co. Limited  Company  (with  certain confidential  information deleted therefrom). (9)
 10.28      Rights Agreement, dated January  24, 1989, between  Amgen Inc.
            and American Stock Transfer  and Trust Company,  Rights Agent.
            (8)
 10.29      First Amendment to Rights  Agreement, dated January  22, 1991, between Amgen  Inc.  and  American  Stock Transfer  and  Trust
            Company, Rights Agent. (11)
 10.30      Second Amendment  to Rights  Agreement, dated  April 2,  1991, between Amgen  Inc.  and  American  Stock Transfer  and  Trust
            Company, Rights Agent. (12)
 10.31      Credit Agreement, dated as  of November 15, 1991,  among Amgen
            Inc., The  Borrowing  Subsidiaries  therein named,  the  Banks therein named,  Swiss Bank  Corporation, as  issuing Bank  and
            Swiss Bank Corporation and  Citicorp USA, Inc.,  as Co-Agents.
            (17)
 10.32      Deed of  Trust and  Security Agreement,  dated  June 1,  1989, between  the  Company  and  UNUM  Life  Insurance  Company  of
            America. (10)
 10.33      Note, dated June  1, 1989, between  the Company and  UNUM Life
            Insurance Company of America. (10)
 10.34      Agency Agreement,  dated  November  21,  1991,  between  Amgen
            Manufacturing,   Inc.   and   Citicorp    Financial   Services
            Corporation. (17)
 10.35      Agency  Agreement,   dated  May   21,   1992,  between   Amgen
            Manufacturing,   Inc.   and   Citicorp    Financial   Services
            Corporation. (17)
 10.36      Guaranty, dated  July 29,  1992, by  the Company  in favor  of
            Merck Sharp & Dohme Quimica de Puerto Rico, Inc. (17)
 10.37      936 Promissory Note No. 01, dated December 11, 1991, issued by
            Amgen Manufacturing, Inc. (17)
 10.38      936 Promissory Note No. 02, dated December 11, 1991, issued by
            Amgen Manufacturing, Inc. (17)
 10.39      936 Promissory Note  No. 001, dated  July 29, 1992,  issued by
            Amgen Manufacturing, Inc. (17)
 10.40      936 Promissory Note  No. 002, dated  July 29, 1992,  issued by
            Amgen Manufacturing, Inc. (17)
 10.41      Guaranty, dated November 21, 1991, by the  Company in favor of
            Citicorp Financial Services Corporation. (17)
 10.42      First Amendment,  dated as  of June  16, 1992,  to the  Credit
            Agreement, dated as  of November 15,  1991, among  Amgen Inc.,
            The Borrowing  Subsidiaries therein  named, the  Banks therein named, Swiss Bank Corporation, as issuing  Bank and Swiss Bank
            Corporation and Citicorp USA, Inc., as Co-Agents. (17)
 10.43      Second Amendment, dated as of November 6,  1992, to the Credit
            Agreement, dated as  of November 15,  1991, among  Amgen Inc.,
            The Borrowing  Subsidiaries therein  named, the  Banks therein named, Swiss Bank Corporation, as issuing  Bank and Swiss Bank
            Corporation and Citicorp USA, Inc., as Co-Agents. (17)
 10.44      Lease and Agreement  relating to Lease,  dated March  27, 1986 and April  1, 1986,  respectively, for  2003 Oak  Terrace Lane between 2001 Hillcrest Partnership and the Company. (20)
 10.45      Partnership Purchase Agreement, dated March  12, 1993, between the Company, Amgen Clinical Partners,  L.P., Amgen Development
            Corporation, the  Class A  limited partners  and  the Class  B limited partner. (18)
 10.46*     Amgen Supplemental Retirement Plan dated June 1, 1993. (21)
 10.47      Promissory Note of  Mr. Kevin W.  Sharer, dated June  4, 1993.
            (21)
 10.48      Amendment No. 3 dated  June 25, 1993 to  the Credit Agreement, dated November  15,  1991, among  the  Company, The  Borrowing
            Subsidiaries therein named, the Banks therein named, the Swiss
            Bank Corporation, as issuing  Bank and Swiss  Bank Corporation and Citicorp USA, Inc., as Co-Agents. (21)
 10.49      Promissory Note of Mr. Larry A. May,  dated February 24, 1993.
            (22)
 10.50*     First Amendment  dated  October  26,  1993  to  the  Company's
            Retirement and Savings Plan. (22)
 10.51*     Amgen Performance Based Management Incentive Plan. (22)
 10.52      Fourth Amendment, dated  as of  June 24,  1994, to  the Credit
            Agreement, dated  November 15,  1991, among  the Company,  The
            Borrowing Subsidiaries therein named, the Banks therein named, the Swiss  Bank Corporation,  as issuing  Bank and  Swiss Bank
            Corporation and Citicorp USA, Inc., as Co-Agents. (23)
 10.53      Agreement and Plan of  Merger, dated as of  November 17, 1994, among Amgen  Inc.,  Amgen  Acquisition  Subsidiary,  Inc.  and
            Synergen, Inc. (24)
 10.54      Third Amendment to Rights Agreement, dated  as of February 21,
            1995, between Amgen Inc. and American Stock Transfer Trust and
            Trust Company (25)
 11         Computation of earnings per share.
 21         Subsidiaries of the Company.

 23         Consent of  Ernst  & Young  LLP,  independent  auditors.   The
            consent set  forth  on  page  37  is  incorporated  herein  by reference.
 24         Power of Attorney.  The Power of Attorney set forth on page 36 is incorporated herein by reference.
 27         Financial Data Schedule.
_____________

* Management contract or compensatory plan or arrangement.

(1) Filed as an exhibit to the Annual Report on Form 10-K for the year ended March 31, 1984 on June 26, 1984 and incorporated herein by reference.
(2) Filed as an exhibit to Quarterly Report on Form 10-Q for the quarter ended September 30, 1985 on November 14, 1985 and incorporated herein by reference.
(3) Filed as an exhibit to Quarterly Report on Form 10-Q for the quarter ended December 31, 1985 on February 3, 1986 and incorporated herein by reference.
(4) Filed as an exhibit to Amendment No. 1 to Form S-1 Registration Statement (Registration No. 33-3069) on March 11, 1986 and incorporated herein by reference.
(5) Filed as an exhibit to the Form 10-K Annual Report for the year ended March 31, 1987 on May 18, 1987 and incorporated herein by reference.
(6) Filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1987 on August 12, 1987 and incorporated herein by reference.
(7) Filed as an exhibit to Form 8 amending the Quarterly Report on Form 10-Q for the quarter ended June 30, 1988 on August 25, 1988 and incorporated herein by reference.
(8) Filed as an exhibit to the Form 8-K Current Report dated January 24, 1989 and incorporated herein by reference.
(9) Filed as an exhibit to the Annual Report on Form 10-K for the year ended March 31, 1989 on June 28, 1989 and incorporated herein by reference.
(10) Filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1989 on August 14, 1989 and incorporated herein by reference.
(11) Filed as an exhibit to the Form 8-K Current Report dated January 22, 1991 and incorporated herein by reference.
(12) Filed as an exhibit to the Form 8-K Current Report dated April 12, 1991 and incorporated herein by reference.
(13) Filed as an exhibit to the Annual Report on Form 10-K for the year ended March 31, 1991 on July 1, 1991 and incorporated herein by reference.
(14) Filed as an exhibit to the Form 8-K Current Report dated July 24, 1991 and incorporated herein by reference.
(15) Filed as an exhibit to Form S-3 Registration Statement dated December 19, 1991 and incorporated herein by reference.
(16) Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1991 on March 30, 1992 and incorporated herein by reference.
(17) Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1992 on March 30, 1993 and incorporated herein by reference.

(18) Filed as an exhibit to the Form 8-A dated March 31, 1993 and incorporated herein by reference.
(19) Filed as an exhibit to the Form 10-Q for the quarter ended March 31, 1993 on May 17, 1993 and incorporated herein by reference.
(20) Filed as an exhibit to the Form 10-Q for the quarter ended June 30, 1993 on August 16, 1993 and incorporated herein by reference.
(21) Filed as an exhibit to the Form 10-Q for the quarter ended September 30, 1993 on November 12, 1993 and incorporated herein by reference.
(22) Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1993 on March 25, 1994 and incorporated herein by reference.
(23) Filed as an exhibit to the Form 10-Q for the ended September 30, 1994 on November 9, 1994 and incorporated herein by reference.
(24) Filed as an exhibit to the Form 8-K Current Report dated November 18, 1994 on December 2, 1994 and incorporated herein by reference.
(25) Filed as an exhibit to the Form 8-K Current Report dated February 21, 1995 on March 7, 1995 and incorporated herein by reference.

(b)     Reports on Form 8-K

     The Company filed a report on Form 8-K dated November 18, 1994 reporting the execution of a definitive agreement by which the Company would acquire Synergen, Inc. and its subsidiaries. The Company subsequently filed a report on Form 8-K/A dated November 18, 1994 amending the Form 8-K to report the completion of the acquisition of Synergen, Inc. and its subsidiaries and certain pro forma financial information regarding the Company.

     The Company filed a report on Form 8-K dated February 21, 1995 reporting an amendment to its Rights Agreement, dated as of January 24, 1989, between Amgen Inc. and American Stock Transfer & Trust Company, as Rights Agent, as amended.

                                SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             Amgen Inc.
                                             (Registrant)



Date:       3/28/95                  By:     /s/ ROBERT S. ATTIYEH
                                             Robert S. Attiyeh
                                             Senior Vice President,
                                             Finance and Corporate
                                             Development, and
                                             Chief Financial Officer

                             POWER OF ATTORNEY


     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Robert S. Attiyeh and Larry A. May, or either of them, his attorney-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:



/s/ GORDON M. BINDER     3/28/95
Gordon M. Binder                 /s/ WILLIAM K. BOWES, JR.    3/28/95
Chairman of the Board            William K. Bowes, Jr.
Chief Executive Officer and      Director
Director
(Principal Executive Officer)
                                 /s/ FRANKLIN P. JOHNSON, JR. 3/28/95
                                 Franklin P. Johnson, Jr.
                                 Director
/s/ KEVIN W. SHARER      3/28/95
Kevin W. Sharer
President,
Chief Operating Officer and      /s/ STEVEN LAZARUS           3/28/95
Director                         Steven Lazarus
                                 Director

/s/ ROBERT S. ATTIYEH    3/28/95
Robert S. Attiyeh
Senior Vice President,           /s/ EDWARD J. LEDDER         3/28/95
Finance and Corporate            Edward J. Ledder
Development, and                 Director
Chief Financial Officer

/s/ LARRY A. MAY         3/28/95
Larry A. May                     /s/ GILBERT S. OMENN         3/28/95
Vice President,                  Gilbert S. Omenn
Corporate Controller and         Director
Chief Accounting Officer


/s/ RAYMOND F. BADDOUR   3/28/95
Raymond F. Baddour               /s/ BERNARD H. SEMLER        3/28/95
Director                         Bernard H. Semler
                                 Director

                                                                 EXHIBIT 23


            CONSENT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


     We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 33-5111) pertaining to the 1984 Stock Option Plan, 1981 Incentive Stock Option Plan and Nonqualified Stock Option Plan of Amgen Inc., in the Registration Statement (Form S-8 No. 33-24013) pertaining to the 1988 Stock Option Plan of Amgen Inc., in the Registration Statement (Form S-8 No. 33-39183) pertaining to the Amgen Employee Stock Purchase Plan, in the Registration Statement (Form S-8 No. 33-39104)
pertaining to the Amgen Retirement and Savings Plan, in the Registration Statement (Form S-8 No. 33-42501) pertaining to the Amgen Inc. 1987 Directors' Stock Option Plan, in the Registration Statement (Form S-8 No. 33-42072) pertaining to the Amgen Inc. 1991 Equity Incentive Plan, in the Registration Statement (Form S-8 No. 33-47605) pertaining to the Retirement and Savings Plan for Amgen Manufacturing, Inc. and in the Registration Statements (Form S-3 No. 33-22544 and Form S-3 No. 33-44454) of Amgen Inc. and in the related Prospectuses of our report dated February 1, 1995 with respect to the consolidated financial statements and financial statement schedules of Amgen Inc. included in this Annual Report (Form 10-K) for the year ended December 31, 1994.




                                                     /s/ ERNST & YOUNG LLP
Los Angeles, California
March 24, 1995

             REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders of
Amgen Inc.


We have audited the accompanying consolidated balance sheets of Amgen Inc. as of December 31, 1994 and 1993, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1994. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Amgen Inc. at December 31, 1994 and 1993, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.



                                                      /s/ ERNST & YOUNG LLP
Los Angeles, California
February 1, 1995

                                AMGEN INC.

                   CONSOLIDATED STATEMENTS OF OPERATIONS

               Years ended December 31, 1994, 1993 and 1992
                   (In thousands, except per share data)

                                      1994         1993        1992
                                   ----------  ----------  ----------
   Revenues:
     Product sales................ $1,549,567  $1,306,322  $1,050,654
     Corporate partner revenues...     70,400      48,631      29,621
     Royalty income...............     27,937      18,889      12,766
                                   ----------  ----------  ----------
          Total revenues..........  1,647,904   1,373,842   1,093,041
                                   ----------  ----------  ----------
   Operating expenses:
     Cost of sales................    238,123     220,046     184,735
     Research and development.....    323,629     255,321     182,297
     Write-off of in-process
        technology purchased......    116,367           -           -
     Marketing and selling........    236,858     214,132     184,482
     General and administrative...    122,936     114,295     107,656
     (Earnings) loss of
        affiliates, net...........     31,227      12,589     (16,940)
     Legal award..................          -     (13,900)    (77,076)
                                   ----------  ----------  ----------
          Total operating
             expenses.............  1,069,140     802,483     565,154
                                   ----------  ----------  ----------
   Operating income...............    578,764     571,359     527,887

   Other income (expense):
     Interest and other income....     21,526      27,161      35,388
     Interest expense, net........    (12,021)     (6,150)       (141)
                                   ----------  ----------  ----------
          Total other income
             (expense)............      9,505      21,011      35,247
                                   ----------  ----------  ----------
   Income before income taxes and
     cumulative effect of a
     change in accounting
     principle....................    588,269     592,370     563,134
   Provision for income taxes.....    268,604     217,795     205,534
                                   ----------  ----------  ----------
   Income before cumulative
     effect of a change in
     accounting principle.........    319,665     374,575     357,600
   Cumulative effect of a change
     in accounting principle......          -       8,738           -
                                   ----------  ----------  ----------
   Net income..................... $  319,665  $  383,313  $  357,600
                                   ==========  ==========  ==========
                          See accompanying notes.
                         (Continued on next page)

                                AMGEN INC.

               Years ended December 31, 1994, 1993 and 1992
                   (In thousands, except per share data)


                                          1994      1993      1992
                                         ------    ------    ------
       Earnings per share:
         Primary:
            Income before cumulative
              effect of a change in
              accounting principle.....  $2.29     $2.61     $2.43
            Cumulative effect of a
              change in accounting
              principle................      -       .06         -
                                         -----     -----     -----
            Net income.................  $2.29     $2.67     $2.43
                                         =====     =====     =====

         Fully diluted:
            Income before cumulative
              effect of a change in
              accounting principle....   $2.27     $2.60     $2.42
            Cumulative effect of a
              change in accounting
              principle...............       -       .06         -
                                         -----     -----     -----
            Net income................   $2.27     $2.66     $2.42
                                         =====     =====     =====

       Shares used in calculation
       of:
         Primary earnings per share..  139,790   143,611   147,297
         Fully diluted earnings per
            share....................  141,099   144,322   147,726

                          See accompanying notes.

                                  AMGEN
                        CONSOLIDATED BALANCE SHEETS

                        December 31, 1994 and 1993
                   (In thousands, except per share data)

                                                 1994        1993
                                             ----------  ----------
                                  ASSETS
     Current assets:
        Cash and cash equivalents........... $  211,323  $  128,505
        Marketable securities...............    485,358     594,679
        Trade receivables, net of allowance
          for doubtful accounts of $13,284
          in 1994 and $12,161 in 1993.......    194,712     164,337
        Inventories.........................     98,004      74,712
        Deferred tax assets, net............     70,176      58,937
        Other current assets................     56,065      33,340
                                             ----------  ----------
          Total current assets..............  1,115,638   1,054,510

     Property, plant and equipment at cost,
        net.................................    665,314     586,912
     Investments in affiliated companies....     82,263      59,276
     Other assets...........................    130,932      64,825
                                             ----------  ----------
                                             $1,994,147  $1,765,523
                                             ==========  ==========

                   LIABILITIES AND STOCKHOLDERS' EQUITY
     Current liabilities:
        Accounts payable.................... $   30,476  $   23,056
        Commercial paper....................     99,667     109,767
        Accrued liabilities.................    406,287     279,438
                                             ----------  ----------
          Total current liabilities.........    536,430     412,261

     Long-term debt.........................    183,407     181,242
     Contingencies
     Stockholders' equity:
        Common stock, $.0001 par value;
          750,000 shares authorized;
          outstanding - 132,328 shares in
          1994 and 134,214 in 1993..........         13          13
        Additional paid-in capital..........    719,310     636,217
        Retained earnings...................    554,987     535,790
                                             ----------  ----------
          Total stockholders' equity........  1,274,310   1,172,020
                                             ----------  ----------
                                             $1,994,147  $1,765,523
                                             ==========  ==========

                          See accompanying notes.

                                AMGEN INC.

              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

               Years ended December 31, 1994, 1993 and 1992
                              (In thousands)

                                  Number   Common Additional
                                    of     Common   paid-in   Retained
                                  shares    stock   capital   earnings
                                 --------  ------ ---------   --------
   Balance at December 31, 1991.. 131,864    $13   $442,931    $88,201
   Issuance of common stock
      upon the exercise of stock
      options and in connection
      with an employee stock
      purchase plan..............   3,844      1     36,922          -
   Issuance of common stock
      upon the exercise of
      warrants...................   1,985      -     17,618          -
   Reduction in current income
      tax liability related to
      stock options..............       -      -     76,316          -
   Repurchases of common stock...  (1,372)     -          -    (85,870)
   Net income....................       -      -          -    357,600
                                  -------  -----   --------   --------

   Balance at December 31, 1992.. 136,321     14    573,787    359,931
   Issuance of common stock
      upon the exercise of stock
      options and in connection
      with an employee stock
      purchase plan..............   2,329      -     21,682          -
   Issuance of common stock
      upon the exercise of
      warrants...................     636      -      5,913          -
   Reduction in current income
      tax liability related to
      stock options..............       -      -     34,835          -
   Repurchases of common stock...  (5,072)    (1)         -   (207,454)
   Net income....................       -      -          -    383,313
                                  -------  -----   --------   --------
   Balance at December 31, 1993.. 134,214    $13   $636,217   $535,790

                          See accompanying notes.
                           (Continued next page)

                                AMGEN INC.

               Years ended December 31, 1994, 1993 and 1992
                              (In thousands)

                                  Number          Additional
                                    of     Common   paid-in   Retained
                                  shares    stock   capital   earnings
                                 --------  ------ ---------   --------
   Balance at December 31, 1993.. 134,214    $13   $636,217   $535,790
   Issuance of common stock
      upon the exercise of stock
      options and in connection
      with an employee stock
      purchase plan..............   2,855      -     44,785          -
   Issuance of common stock
      upon the exercise of
      warrants...................   1,704      -     15,330          -
   Reduction in current income
      tax liability related to
      stock options..............       -      -     22,978          -
   Repurchases of common stock     (6,445)     -          -   (300,468)
   Net income....................       -      -          -    319,665
                                  -------  -----   --------   --------
   Balance at December 31, 1994.. 132,328    $13   $719,310   $554,987
                                  =======  =====   ========   ========

                          See accompanying notes.

                                AMGEN INC.

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

               Years ended December 31, 1994, 1993 and 1992
                              (In thousands)

                                         1994        1993       1992
                                       --------    --------   --------
  Cash flows from operating
  activities:
     Net income.......................$  319,665   $383,313   $357,600
     Write-off of in-process
       technology purchased...........   116,367          -          -
     Depreciation and amortization....    74,520     50,743     33,569
     Other non-cash expenses..........     2,794      7,933      8,670
     Deferred income taxes............     2,443     17,379     (8,012)
     (Earnings) loss of affiliates,
       net............................    31,227     12,589    (16,940)
     Cash provided by (used in):
       Trade receivables, net.........   (30,375)    (8,294)   (67,852)
       Inventories....................   (23,292)   (17,911)   (16,632)
       Other current assets...........     1,760     (4,820)   (13,375)
       Accounts payable...............     4,550    (14,970)     8,518
       Accrued liabilities............    32,231      7,045      7,253
                                      ----------   --------   --------
          Net cash provided by
            operating activites.......   531,890    433,007    292,799
                                      ----------   --------   --------
  Cash flows from investing
  activities:
     Purchases of property, plant
       and equipment.................   (130,813)  (209,904)  (219,775)
     Increase in marketable
       securities....................          -   (131,313)  (232,049)
     Proceeds from maturities of
       marketable securities.........     87,726          -          -
     Proceeds from sales of
       marketable securities.........  1,505,776          -          -
     Purchases of marketable
       securities.................... (1,395,139)         -          -
     Cost to acquire company, net of
       cash acquired.................   (240,762)         -          -
     Increase in investments in
       affiliated companies..........    (21,824)   (22,370)    (7,668)
     Distributions from affiliated
       companies.....................          -        673      3,074
     Decrease (increase) in other
       assets........................      4,042    (27,032)   (15,772)
                                      ----------   --------   --------
          Net cash used in investing
            activities...............   (190,994)  (389,946)  (472,190)
                                      ----------   --------   --------
                          See accompanying notes.
                         (Continued on next page)

                                AMGEN INC.

               Years ended December 31, 1994, 1993 and 1992
                              (In thousands)

                                          1994       1993       1992
                                        --------   --------    --------
  Cash flows from financing
  activities:
     (Decrease) increase in commercial
       paper...........................  (10,100)   109,767          -
     Proceeds from issuance of long-
       term debt.......................   12,490     53,054    100,997
     Repayment of long-term debt.......  (12,009)    (1,991)   (10,556)
     Net proceeds from issuance of
       common stock upon the exercise
       of stock options and in
       connection with an employee
       stock purchase plan.............   44,555     21,454     34,236
     Tax benefit related to stock
       options.........................   22,978     34,835     76,316
     Net proceeds from issuance of
       common stock upon the exercise
       of warrants.....................   15,330      5,913     17,618
     Repurchases of common stock....... (300,468)  (207,454)   (85,870)
     Other.............................  (30,854)   (22,182)    (7,756)
                                        --------   --------   --------
          Net cash (used in) provided
            by financing activities.... (258,078)    (6,604)   124,985
                                        --------   --------   --------
  Increase (decrease) in cash and cash
     equivalents.......................   82,818     36,457    (54,406)
  Cash and cash equivalents at
     beginning of period...............  128,505     92,048    146,454
                                        --------   --------   --------
  Cash and cash equivalents at end of
     period............................ $211,323   $128,505   $ 92,048
                                        ========   ========   ========

                          See accompanying notes.

                                AMGEN INC.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             December 31, 1994


1.   Summary of significant accounting policies

     Business

     Amgen Inc. ("Amgen" or the "Company") is a global biotechnology company that develops, manufactures and markets human therapeutics based on advanced cellular and molecular biology.

     Principles of consolidation

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries as well as affiliated companies for which the Company has a controlling financial interest and exercises control over their operations ("majority controlled affiliates"). All material intercompany transactions and balances have been eliminated in consolidation. Investments in affiliated companies which are 50% owned and/or where the Company exercises significant influence over operations are accounted for using the equity method. All other equity investments are accounted for under the cost method. Earnings (loss) of affiliates, net includes equity in earnings (loss) of affiliated companies and the minority interest in (earnings) loss of majority controlled affiliates.

     Cash equivalents and marketable securities

     The Company considers only those investments which are highly liquid, readily convertible to cash and which mature within three months from date of purchase as cash equivalents.

     The Company considers its investment portfolio available-for-sale as defined in Statement of Financial Accounting Standards ("SFAS") No. 115. There were no material unrealized gains or losses nor any material differences between the estimated fair values and costs of securities in the investment portfolio at December 31, 1994. Realized gains and losses totaled $5,048,000 and $21,110,000, respectively, for the year ended
December 31, 1994. The cost of securities sold is based on the specific identification method. The cost of the investment portfolio by type of security, contractual maturity and its classification in the balance sheet at December 31, 1994 is as follows (in thousands):

         Corporate debt securities...................  $365,033
         U.S. Treasury securities and obligations of
           U.S. government agencies..................   170,940
         Other interest bearing securities...........   151,524
                                                       --------
                                                       $687,497
                                                       ========

         Maturing in one year or less................  $411,002
         Maturing after one year through three years.   132,838
         Maturing after three years..................   143,657
                                                       --------
                                                       $687,497
                                                       ========

         Cash and cash equivalents...................  $211,323
         Marketable securities.......................   485,358
                                                       --------
                                                        696,681
         Less cash...................................    (9,184)
                                                       --------
                                                       $687,497
                                                       ========

     The Company invests its cash in accordance with a policy that seeks to maximize returns while ensuring both liquidity and minimal risk of principal loss. The policy limits investments to certain types of instruments issued by institutions with investment grade credit ratings, and places restrictions on maturities and concentration by type and issuer. The Company's fixed income investments are subject to the risk of market interest rate fluctuations, and all the Company's investments are subject to risks associated with the ability of the issuers to perform their obligations under the instruments.

     Inventories

     Inventories are stated at the lower of cost or market. Cost is determined in a manner which approximates the first-in, first-out (FIFO) method. Inventories are shown net of applicable reserves and allowances. Inventories consist of the following (in thousands):

                                                  December 31,
                                               1994         1993
                                             -------      -------
          Raw materials....................  $10,943      $ 8,001
          Work in process..................   54,032       47,138
          Finished goods...................   33,029       19,573
                                             -------      -------
                                             $98,004      $74,712
                                             =======      =======

     Depreciation and amortization

     Depreciation of buildings and equipment is provided over their estimated useful lives on a straight-line basis. Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or lease terms, including periods covered by options which are expected to be exercised.

     Product sales

     Product sales consist of two products, EPOGEN(R) (Epoetin alfa) and NEUPOGEN(R) (Filgrastim).

     As a result of an agreement between Amgen and Ortho Pharmaceutical Corporation, a subsidiary of Johnson & Johnson ("Johnson & Johnson") covering the U.S. market for the Company's Epoetin alfa product, Amgen does not recognize product sales it makes into the contractual market of Johnson & Johnson and does recognize the product sales made by Johnson & Johnson into Amgen's contractual market. These sales amounts, and adjustments thereto, are derived from third-party data on shipments to end users and their usage as the data becomes available (see Note 5, "Contingencies - Johnson & Johnson arbitration").

     Research and development costs

     Research and development costs are expensed as incurred. Payments related to the acquisition of technology rights, for which development work is in-process, are expensed and considered a component of research and development costs (Note 2).

  Foreign currency transactions

     The Company has a program to manage foreign currency risk. As part of this program, the Company has purchased foreign currency option contracts to hedge against reductions in values of anticipated foreign currency cash flows over the next 12 months, primarily resulting from its sales in Europe. At December 31, 1994, the Company had option contracts to exchange foreign currencies, primarily Swiss francs, for U.S. dollars of $77,968,000, all having maturities of less than one year. These options are designated and effective as hedges of anticipated foreign currency transactions, and accordingly, the net gains on such contracts are deferred and will be recognized primarily in product sales in the same period as the hedged transactions.

     The Company also has foreign currency forward contracts to hedge certain exposures to foreign currency fluctuations of net monetary assets denominated in foreign currencies. At December 31, 1994, the Company had forward contracts to exchange foreign currencies, primarily Swiss francs, for U.S. dollars of $31,800,000, all having maturities of less than six months. These contracts are designated and effective as hedges, and accordingly, gains and losses on these forward contracts are recognized in the same period the offsetting gains and losses of hedged net monetary assets are realized and recognized.

  Interest rate swaps

     The Company has two interest rate swap agreements that change the nature of the fixed rate interest paid on $50,000,000 of its medium term debt securities ("Medium Term Notes") outstanding (Note 4). Under the first agreement, the Company pays a variable rate (LIBOR) of interest in exchange for the receipt of fixed rate interest payments of approximately 6.1%. Under the second agreement, the Company makes fixed rate interest payments of approximately 4.7% and receives variable rate (LIBOR) interest payments at the same time payments are exchanged under the first agreement. These agreements both have notional amounts of $50,000,000, terminate in 1997, and involve the same counterparty. The differential in the fixed rate interest payments is recognized as a reduction of interest expense related to the debt. The related amounts payable to and receivable from the counterparty are recorded in accrued liabilities. The fair values of the swap agreements are not recognized in the financial statements.

     Interest

     Interest costs are expensed as incurred except to the extent such interest is related to construction in progress, in which case interest is capitalized. Interest costs capitalized for the years ended December 31, 1994, 1993 and 1992, were $3,733,000, $3,973,000, and $6,102,000, respectively.

     Income taxes

     Effective January 1, 1993, the Company adopted SFAS No. 109, "Accounting for Income Taxes," which supersedes SFAS No. 96. As permitted under this new accounting standard, prior years' financial statements have not been restated. Net income for the year ended December 31, 1993, was increased by $8,738,000, or $.06 per share on a primary and fully diluted basis, to reflect the cumulative effect of a change in accounting principle to adopt SFAS No. 109 (Note 6).

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

     Reclassification

     Certain prior year amounts have been reclassified to conform to the current year presentation.

2.   Business combination

     On December 22, 1994, the Company acquired the outstanding stock of Synergen, Inc. ("Synergen"), a publicly held biotechnology company engaged in the discovery and development of protein-based pharmaceuticals. Synergen was acquired for $254,493,000, including related acquisition costs. The preliminary assignment of the purchase price among identifiable tangible and intangible assets was based on an analysis of the fair values of those assets. Specifically, purchased in-process technology was evaluated through analysis of data concerning each of Synergen's product candidates. The fair values of the identifiable tangible and intangible assets acquired, net of liabilities assumed, exceeded the purchase price, and accordingly, the values of the noncurrent assets (including in-process technology) were reduced pro rata. The value assigned to in-process technology of $116,367,000 was expensed on the acquisition date.

     This business combination has been accounted for using the purchase method. Therefore, the operating results of Synergen are included in the accompanying consolidated financial statements from December 22, 1994. The following unaudited pro forma consolidated financial information assumes the acquisition of Synergen occurred on January 1, 1994 and 1993, respectively (in thousands, except per share data):

                                      1994         1993
                                   ----------   ----------
               Revenues........... $1,662,251   $1,387,022
               Net income.........    259,829      209,619
               Earnings per
               share:
                 Primary..........      $1.86        $1.42
                 Fully diluted....      $1.84        $1.41

     The pro forma information does not purport to be indicative of the operating results which would have been achieved had the combination occurred on January 1, 1994 or 1993, respectively, and should not be construed as representative of future operating results.

3.   Related party transactions

     Kirin-Amgen

     The Company owns a 50% interest in Kirin-Amgen, Inc. ("Kirin-Amgen"), a corporation formed for the development and commercialization of certain products based on advanced biotechnology. Pursuant to the terms of agreements entered into with Kirin-Amgen, the Company conducts certain research and development activities on behalf of Kirin-Amgen and is paid for such services at a negotiated rate. Included in revenues from corporate partners for the years ended December 31, 1994, 1993 and 1992, are $58,638,000, $41,247,000 and $24,554,000, respectively, related to these agreements.

     In connection with its various agreements with Kirin-Amgen, the Company has been granted sole and exclusive licenses for the manufacture and sale of certain products in specified geographic areas of the world. In return for such licenses, the Company paid Kirin-Amgen stated amounts upon the receipt of the licenses and/or pays Kirin-Amgen royalties based on sales. During the years ended December 31, 1994, 1993 and 1992, Kirin-

Amgen  earned  royalties  from   Amgen  of  $67,526,000,  $53,122,000   and
$42,793,000, respectively, under such agreements, which are included in cost of sales in the accompanying consolidated statements of operations.

     At December 31, 1994, Amgen's share of Kirin-Amgen's undistributed retained earnings was approximately $39,350,000.

     Limited Partnership

     Amgen Clinical Partners, L.P. (the "Limited Partnership"), a limited partnership, was formed to develop and commercialize products from certain technologies for human pharmaceutical use in the United States. In connection with the formation of the Limited Partnership, Amgen was granted options to purchase all of the limited partners' interests in the Limited Partnership. During 1993, Amgen exercised these options and made cash advance payments to the former limited partners aggregating $20,860,000. In addition, each former limited partner receives quarterly payments, subject to certain adjustments, equal to a stated percentage of Amgen's sales of certain products in specified geographic areas through December 31, 2005. The cash advance payments are recoverable against certain of these quarterly payments commencing in 1997.

     The Limited Partnership and Amgen formed Amgen Ventures, a joint venture, to manufacture and market the Limited Partnership's products in the United States. Amgen consolidated the results of Amgen Ventures' operations and reflected the Limited Partnership's equity in earnings of these operations as royalty expense. During the years ended December 31, 1993 and 1992, the Limited Partnership's equity in these earnings aggregated $11,131,000 and $36,306,000, respectively, which are included in cost of sales in the accompanying consolidated statements of operations.

4.   Debt

     The  Company  has  a  commercial  paper  program  which  provides  for unsecured short-term borrowings up to an aggregate of $200,000,000. Commercial paper issued under this program is supported by the Company's credit facility (discussed below). At December 31, 1994, $99,666,000 of commercial paper was outstanding at effective interest rates averaging 6.0% and maturities of less than four months. At December 31, 1993, $109,767,000 of commercial paper was outstanding at effective interest rates averaging 3.3% and maturities of less than three months.

     Long-term debt consists of the following (in thousands):

                                                   December 31,
                                                1994         1993
                                              --------     --------
          Medium Term Notes................   $113,000     $103,000
          Promissory notes.................     68,200       68,200
          Other long-term obligations......      2,252       11,771
                                              --------     --------
                                               183,452      182,971
          Less current portion.............        (45)      (1,729)
                                              --------     --------
                                              $183,407     $181,242
                                              ========     ========


     The Company has registered $200,000,000 of unsecured Medium Term Notes of which $113,000,000 were outstanding at December 31, 1994. These Medium Term Notes mature in two to nine years and bear interest at fixed rates averaging 5.8%. The Company may offer and issue these securities from time to time with terms determined by market conditions. Under the terms of these securities, the Company is required to meet certain debt to tangible net worth ratios. In addition, these securities place limitations on liens and sale/leaseback transactions.

     The Company's promissory notes, which mature in 1997, were issued to assist in financing the acquisition and related construction of a manufacturing facility in Puerto Rico. These notes bear interest, which is payable quarterly, at a floating rate equal to 81% of a Eurodollar base rate, not to exceed 12%. At December 31, 1994, the effective interest rate on these notes was approximately 4.3%. Amounts borrowed in connection with these promissory notes and related interest are secured by letters of credit which aggregate approximately $72,400,000.

     At December 31, 1994, the Company had an unsecured credit facility (the "credit facility") which provides for up to $150,000,000 in borrowings pursuant to a revolving line of credit. The revolving line of credit expires in June 1995. At December 31, 1994, $150,000,000 was available for borrowing and to support the Company's commercial paper program. Borrowings under the line of credit bear interest at: 1) the higher of the prime rate of a major bank or the federal funds rate plus 1/2%; or 2) a
Eurodollar base rate plus 1/2% to 3/4%. Under the terms of the credit facility, the Company is required to meet certain working capital, debt to tangible net worth and interest coverage ratios and maintain certain levels of tangible net worth. In addition, the credit facility contains limitations on investments, liens and sale/leaseback transactions.

     The aggregate stated maturities of all long-term obligations due subsequent to December 31, 1994, are as follows: $45,000 - 1995; $2,207,000
- 1996; $118,200,000  - 1997; $30,000,000  - 1998; $10,000,000  - 1999  and
$23,000,000 thereafter.

5.   Contingencies

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

     In June 1991, the arbitrator issued an opinion awarding Johnson & Johnson $164,000,000 on its claims regarding erythropoietin. In September 1992, the arbitrator found that Johnson & Johnson had breached its obligations regarding hepatitis B vaccine and interleukin-2, and in January 1993 awarded the Company approximately $90,000,000 in damages against Johnson & Johnson. In January 1993, the Company paid Johnson & Johnson the sum of $82,400,000, representing the difference between the damages awarded Johnson & Johnson as a result of its erythropoietin claims, and the amounts awarded Amgen against Johnson & Johnson as a result of its hepatitis B vaccine and interleukin-2 claims, plus interest. Johnson & Johnson returned to the Company the rights to develop and market hepatitis B vaccine and interleukin-2 in March 1991.

     The Company and Johnson & Johnson are required to compensate each other for Epoetin alfa sales which either party makes into the other party's contractual market. The Company has established and is employing an accounting methodology to assign the proceeds of sales of EPOGEN(R) and PROCRIT(R) in Amgen's and Johnson & Johnson's respective contractual markets. The Company has made payments to Johnson & Johnson based upon the results of the Company's accounting methodology. Johnson & Johnson has disputed the methodology employed by the Company and is proposing an alternative methodology for adoption by the arbitrator. If, as a result of the arbitration proceeding, a methodology different from that currently employed by the Company is instituted to assign the proceeds of sales between the parties, it may yield results that are different from the results of the accounting methodology currently employed by the Company. As a result of the arbitration, it is possible that the Company would recognize a different level of EPOGEN(R) sales than are currently being recognized. As a result of the arbitration, the Company may be required to pay additional compensation to Johnson & Johnson for sales during prior periods, or Johnson & Johnson may be required to pay compensation to the Company for such prior period sales. Due to the uncertainties of any arbitrated result, the Company has established net liabilities that exceed the amounts paid to Johnson & Johnson.

     A trial date has been set for October 2, 1995 before the arbitrator regarding the accounting methodologies and compensation for sales by Johnson & Johnson into Amgen's contractual market and sales by Amgen into Johnson & Johnson's contractual market. Discovery as to these issues is in progress.

     Synergen litigation

     Acquisition litigation

     The Company and its wholly owned subsidiary, Amgen Boulder Inc. (formerly Synergen), have been named as defendants in several lawsuits filed in connection with the Company's December 1994 acquisition of Synergen (the ``Acquisition''). One suit, brought by plaintiffs seeking to represent a class of Synergen warrant holders who claim to have been deprived of the benefit of their warrants, includes a request for general damages in the sum of $34,334,000. The balance of the suits have been brought by plaintiffs who seek to represent a class of stockholders of Synergen common stock. These plaintiffs seek an unspecified amount of compensatory damages, an order rescinding the Acquisition and related equitable relief based upon allegations that the defendants breached their fiduciary duties by failing to maximize stockholder value and defrauded the plaintiffs by omitting to disclose allegedly material information concerning Synergen's future prospects.

     ANTRIL(TM) litigation

     Several lawsuits have been filed against Synergen alleging misrepresentations in connection with its research and development of ANTRIL(TM) for the treatment of sepsis. One of these suits is a class action brought by various classes of Synergen stockholders alleging violations of federal and state securities laws. This suit has been approved for settlement for an amount that is not material to the Company's financial statements. Another suit brought by three Synergen stockholders alleges violations of state securities laws, fraud and misrepresentation and seeks an unspecified amount of compensatory damages and punitive damages. Two additional suits, proposed as class actions, filed by a limited partner of a partnership with which Synergen is affiliated, seek rescission of certain payments made to one of the defendants (or unspecified damages not less than $50,000,000) and treble damages based on a variety of allegations.

     While it is not possible to predict accurately or determine the eventual outcome of the Johnson & Johnson arbitration, the Synergen litigation or various other legal proceedings (including patent disputes) involving Amgen, the Company believes that the outcome of these proceedings will not have a material adverse effect on the financial statements of the Company.

6.   Income taxes

     The provision for income taxes includes the following (in thousands):

                                          Years Ended December 31,
                                          1994      1993      1992
                                        --------  --------  --------
       Current provision:
          Federal.....................  $231,306  $165,822  $178,609
          State.......................    34,855    25,856    34,937
                                        --------  --------  --------
            Total current provision...   266,161   191,678   213,546
                                        --------  --------  --------
       Deferred provision (benefit):
          Federal.....................       516    19,723    (8,012)
          State.......................     1,927     6,394         -
                                        --------  --------  --------
            Total deferred provision
               (benefit)..............     2,443    26,117    (8,012)
                                        --------  --------  --------
                                        $268,604  $217,795  $205,534
                                        ========  ========  ========

     Deferred income taxes reflect the net tax effects of net operating loss carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31, 1994 and 1993 are as follows (in thousands):

                                                   December 31,
                                                1994         1993
                                              --------     -------
     Deferred tax assets:
       Net operating loss carryforwards...    $ 89,478     $ 3,913
       Expense accruals...................      78,481      42,834
       Fixed assets.......................      17,018       7,280
       Royalty obligation buyouts.........      11,772      12,936
       State income taxes.................       9,499       6,501
       Research collaboration expenses....       8,033       7,865
       Other..............................       7,215       6,969
                                              --------     -------
          Total deferred tax assets.......     221,496      88,298

     Valuation allowance..................     (79,497)    (17,805)
                                              --------     -------
          Net deferred tax assets.........     141,999      70,493
                                              --------     -------
     Deferred tax liabilities:
       Purchase of technology rights......     (25,708)     (9,608)
       Other..............................      (5,649)     (1,948)
                                              --------     -------
          Total deferred tax liabilities..     (31,357)    (11,556)
                                              --------     -------
                                              $110,642     $58,937
                                              ========     =======

     The net change in the valuation allowance for deferred tax assets during the year ended December 31, 1994 was $61,692,000. This change primarily relates to the net operating loss carryforwards acquired through the purchase of Synergen (Note 2).

     At December 31, 1994, the Company had operating loss carryforwards available to reduce future federal and foreign taxable income which expire as follows (in thousands):

                                  Federal      Foreign
                                 --------     --------
                  1997 - 2002... $  1,935      $35,755
                  2003 - 2006...   26,799            -
                  2007..........   33,180            -
                  2008..........   94,382            -
                  2009..........   98,722            -
                                 --------      -------
                                 $255,018      $35,755
                                 ========      =======

     Approximately $238,000,000 of the federal operating loss carryforwards relate to the acquisition of Synergen. Utilization of these operating loss carryforwards is limited to approximately $16,000,000 per year.

     The provision for income taxes varies from taxes based on the federal statutory rate of 35% for 1994 and 1993, and 34% for 1992 as follows (in thousands):

                                          1994       1993       1992
                                        --------   --------   --------
  Statutory rate  applied  to  income
     before income taxes............... $205,894   $207,330   $191,466
  Write-off of  purchased  in-process
     technology not deductible.........   40,728          -          -
  State income taxes,  net of federal
     income tax benefit................   23,908     20,963     23,058
  Retroactive effects of  enacted tax
     law changes.......................        -     (9,582)         -
  Equity in  earnings  of  affiliated
     company, not taxable..............   (2,994)    (3,834)    (8,229)
  Other, net...........................    1,068      2,918       (761)
                                        --------   --------   --------
                                        $268,604   $217,795   $205,534
                                        ========   ========   ========


     The tax provision for the year ended December 31, 1993 was reduced by $9,582,000 due to changes in federal tax laws enacted in August 1993. This amount principally relates to the retroactive reinstatement of research and experimentation and orphan drug tax credits to July 1, 1992.

     Income taxes paid during the years ended December 31, 1994, 1993 and 1992, totaled $234,233,000, $146,270,000 and $134,105,000, respectively.


7.   Stockholders' equity

     On January 24, 1989, the Company's Board of Directors declared a dividend of one common share purchase right ("Right") for each outstanding share of common stock. The Rights will become exercisable 10 days after a person acquires 10% or more of the common stock, or 10 days after a person announces a tender offer which would result in such person acquiring 10% or more of the common stock. Subject to certain conditions, the Rights may be redeemed by the Board of Directors. The current redemption price is $.0017 per Right, subject to adjustment. The Rights will expire on January 24, 1999.

     Under certain circumstances, if an acquirer purchases 10% or more of the Company's outstanding common stock, each Rightholder (other than the acquirer) is entitled for a specified period to buy shares of common stock of the Company at 50% of the then current market price. The number of shares which a holder may purchase upon exercise will be determined by a formula which includes a current exercise price of $160 per share, subject to adjustment. If an acquirer purchases at least 10% of the Company's common stock, but has not achieved a 50% stake, the Board may exchange the Rights (other than the acquirer's Rights) for one share of common stock per Right. In addition, under certain circumstances, if the Company is involved in a merger or other business combination where it is not the surviving corporation, a Rightholder may buy shares of common stock of the acquiring company at 50% of the then current market value.

     In connection with the sale of limited partnership interests in 1987, Amgen issued warrants to the limited partners to purchase 18,153,000 shares of its common stock in exchange for the options to purchase the limited partners' interests in the Limited Partnership. Substantially all warrants were exercised prior to their expiration on June 30, 1994.

     In addition to common stock, the Company's authorized capital also includes 5,000,000 shares of preferred stock, $.0001 par value. At December 31, 1994, no shares of preferred stock were issued or outstanding.

     At December 31, 1994, the Company has reserved 181,023,000 shares of its common stock which may be issued through its stock option and stock purchase plans and in connection with the stockholder Rights agreement.

     In 1992, the Company initiated a program to repurchase shares of its own common stock. The program has been expanded to allow repurchases of up to an aggregate of $925,000,000 before December 31, 1995. As of December 31, 1994, $331,208,000 of this total remained available for repurchase. Stock repurchased under the program has been retired and such repurchases have partially offset the dilutive effect of the Company's stock option and stock purchase plans.

8.   Stock option and purchase plans

     The Company's stock option plans provide for option grants designated as either nonqualified or incentive stock options. The options generally vest over a three to five year period and expire seven to ten years from the date of grant. In general, stock option grants are set at the closing price of the Company's common stock on the date of grant. As of December 31, 1994, the Company had 4,167,000 shares of common stock available for future grant under its stock option plans.

     Most U.S. employees and certain employees outside the U.S. are eligible to receive a grant of stock options periodically with the number of shares generally determined by the employee's salary grade and performance level. In addition, certain management and professional level employees normally receive a stock option grant upon hire. Non-employee directors of the Company receive a grant of stock options annually.

     The total number of options granted to executive officers and directors and to other Amgen personnel is as follows (in thousands):

                                   Years ended December 31,

                              1994           1993           1992

                          -------------  -------------  --------------
                          Shares     %   Shares     %    Shares     %
                          ------   ----  ------   ----  ------    ----
     Executive officers
       and directors...      540    13%     391    10%     300     13%
     Other Amgen
       personnel.......    3,692    87%   3,621    90%   2,001     87%
                          ------   ----   ------  ----  ------    ----
       Total...........    4,232   100%   4,012   100%   2,301    100%
                          ======   ====  ======   ====  ======    ====

     Stock option information with respect to all of the Company's stock option plans follows (in thousands, except price information):

                                                      Price
                                            -------------------------
                                                             Weighted
                                   Shares     Low     High   Average
                                   ------     ---     ----   --------
     Balance December 31, 1991,
       unexercised..............   16,889    $ 3.52  $62.75   $14.13
          Granted...............    2,301    $50.00  $77.75   $59.74
          Exercised.............   (3,803)   $ 3.53  $66.25   $ 9.46
          Cancelled.............     (262)   $ 4.50  $73.75   $18.51
                                   ------
     Balance December 31, 1992,
       unexercised..............   15,125    $ 3.53  $77.75   $22.17
          Granted...............    4,012    $32.13  $70.63   $37.85
          Exercised.............   (2,274)   $ 3.53  $61.00   $ 9.23
          Cancelled.............     (324)   $ 4.50  $76.75   $30.42
                                   ------
     Balance December 31, 1993,
       unexercised..............   16,539    $ 3.53  $77.75   $27.43
          Granted...............    4,232    $35.36  $59.00   $44.13
          Exercised.............   (2,772)   $ 3.86  $56.00   $13.89
          Cancelled.............     (479)   $ 7.38  $74.75   $43.83
                                   ------
     Balance December 31, 1994,
       unexercised..............   17,520    $ 3.53  $77.75   $33.16
                                   ======

     The following table shows the maximum number of shares that will vest based on the number of options outstanding at December 31, 1994 (in thousands, except price range amounts):

     Exercise    1994 and                 1997 and   Total  Aggregate
     Price Range   Prior    1995   1996  Thereafter Shares    Price
     ----------  --------  -----  -----  ---------- ------  --------
     Under $10..   2,951     107      -         -    3,058  $ 19,307
     $10 - $29..   2,627     336     56       180    3,199    48,317
     $30 - $60..   2,759   2,629  2,158     2,651   10,197   443,639
     Over $60...     520     223    194       129    1,066    69,680
                   -----   -----  -----     -----   ------  --------
       Total....   8,857   3,295  2,408     2,960   17,520  $580,943
                   =====   =====  =====     =====   ======  ========


     Unless exercised, options outstanding as of December 31, 1994, will expire as follows (in thousands, except price range amounts):

     Exercise                             1997 and   Total  Aggregate
     Price Range            1995   1996  Thereafter Shares    Price
     -----------           -----  -----  ---------- ------  ---------          -
     Under $10............  444   1,602     1,012    3,058  $ 19,307
     $10 - $29............  131       -     3,068    3,199    48,317
     $30 - $60............   78       5    10,114   10,197   443,639
     Over $60.............   23       -     1,043    1,066    69,680
                            ---   -----    ------   ------  --------
       Total..............  676   1,607    15,237   17,520  $580,943
                            ===   =====    ======   ======  ========


     The Company has an employee stock purchase plan whereby, in accordance with Section 423 of the Internal Revenue Code, eligible employees may authorize payroll deductions of up to 10% of their salary to purchase shares of the Company's common stock at the lower of 85% of the fair market value of common stock on the first or last day of the offering period. During the years ended December 31, 1994, 1993 and 1992, respectively, 99,000, 94,000 and 81,000 shares, respectively, were purchased by employees at prices of $41.76, $42.07 and $60.03 per share, respectively. At December 31, 1994, the Company had 2,661,000 shares available for future issuance under this plan.

9.   Balance sheet accounts

     Property, plant and equipment consist of the following (in thousands):

                                                  December 31,
                                              1994         1993
                                            --------     --------
     Land.................................  $ 58,354     $ 44,984
     Buildings............................   330,172      281,917
     Manufacturing equipment..............    53,173       47,416
     Laboratory equipment.................   123,624       87,389
     Furniture and office equipment.......   137,646       90,152
     Leasehold improvements...............    53,697       48,572
     Construction in progress.............   116,708      130,231
                                            --------     --------
                                             873,374      730,661
     Less accumulated depreciation and
        amortization......................  (208,060)    (143,749)
                                            --------     --------
                                            $665,314     $586,912
                                            ========     ========

     Other accrued liabilities consist of the following (in thousands):

                                                  December 31,
                                              1994         1993
                                            --------     --------
     Employee compensation and benefits...  $ 63,357     $ 32,369
     Legal costs..........................    60,733       29,597
     Sales  incentives,   royalties   and
       allowances.........................    60,023       69,039
     Due  to  affiliated   companies  and
        corporate partners................    51,832       57,345
     Income taxes.........................    35,050       24,137
     Clinical costs.......................    29,874        7,703
     Other................................   105,418       59,248
                                            --------     --------
                                            $406,287     $279,438
                                            ========     ========


10.  Fair values of financial instruments

     The following is information concerning the fair values of each class of financial instruments at December 31, 1994:

  Cash, cash equivalents and marketable securities

     The  carrying  amounts  of  cash,  cash  equivalents  and   marketable
securities approximate their fair values. Fair values of cash equivalents and marketable securities are based on quoted market prices.

  Debt

     The carrying value of commercial paper approximates its fair value due to the short maturity of these liabilities. The fair value of Medium Term Notes was approximately $105,711,000. This amount was estimated based on quoted market rates for instruments with similar terms and remaining maturities. The carrying value of the promissory notes approximates its fair value since the interest rate on the notes is reset quarterly.

  Interest rate swap agreements

     The fair values of interest rate swap agreements were not significant based on estimated amounts that the counterparty would receive or pay to terminate the swap agreements taking into account current interest rates.

  Foreign currency contracts

     The fair values of the foreign currency forward contracts and purchased foreign currency option contracts were not significant based on quoted market rates.

11.  Major customers

     Amgen has chosen to use major wholesale distributors of pharmaceutical products as the principal means of distributing the Company's products to clinics, hospitals and pharmacies. The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral. For the years ended December 31, 1994, 1993 and 1992, sales to two major wholesale distributors as a percentage of total revenues were 22% and 16%, 23% and 10%, and 22% and 11%, respectively.

12.  Geographic information

     Information about the Company's operations in the United States and its possessions, Europe, and other international markets, which include Canada, Australia, China and Japan, for the years ended December 31, 1994, 1993 and 1992, is as follows (in thousands):

                                        1994        1993         1992
                                     ----------   ----------   ----------
 Sales to unaffiliated customers:
   United States and possessions.... $1,333,752   $1,130,040   $  927,986
   Europe...........................    193,019      165,746      118,841
   Other............................     22,796       10,536        3,827
 Transfers between geographic areas:
   United States and possessions....     15,688        5,441        4,799
 Other revenue......................     98,337       67,520       42,387
 Adjustments and eliminations.......    (15,688)      (5,441)      (4,799)
                                     ----------   ----------   ----------
 Total revenues..................... $1,647,904   $1,373,842   $1,093,041
                                     ==========   ==========   ==========

                                        1994        1993         1992
                                      --------    --------     --------
 Operating profit (loss):
   United States and possessions....  $624,055    $592,949     $542,851
   Europe...........................    50,258      35,826        3,854
   Other............................   (25,628)    (14,886)      (8,233)
 Adjustments and eliminations.......    (2,809)        954       (1,941)
                                      --------    --------     --------
 Total operating profit.............   645,876     614,843      536,531
 Interest and other income, net.....     9,505      21,011       35,247
 Earnings (loss) of affiliates, net.   (31,227)    (12,589)      16,940
 General corporate expenses.........   (35,885)    (30,895)     (25,584)
                                      --------    --------     --------
 Income  before  income  taxes  and
   cumulative effect  of  a change
   in accounting principle..........  $588,269    $592,370     $563,134
                                      ========    ========     ========

     Operating profit (loss) represents revenue less operating expenses directly related to each geographic area. Operating profit (loss) excludes interest and other income, earnings (loss) of affiliates, net and other expenses attributable to general corporate operations.

     Included in the operating profit for the United States and its possessions is a write-off of in-process technology purchased of $116,367,000 for the year ended December 31, 1994 and legal awards of $13,900,000 and $77,076,000, for the years ended December 31, 1993 and
1992, respectively. Earnings (loss) of affiliates, net includes the minority interest in earnings of majority controlled European affiliates of $30,854,000, $22,182,000 and $7,756,000 for the years ended December 31,
1994, 1993 and 1992, respectively.

     Information about the Company's identifiable assets in each geographic area at December 31, 1994 and 1993 is as follows (in thousands):

                                                  December 31,
                                               1994         1993
                                            ----------   ----------
     Identifiable assets:
        United States and possessions...... $  906,370   $  792,602
        Europe.............................     50,679       42,728
        Other..............................     22,348        9,936
     Adjustments and eliminations..........     (2,809)         954
                                            ----------   ----------
     Total identifiable assets.............    976,588      846,220
     Corporate  assets  including  equity
        method investments.................  1,017,559      919,303
                                            ----------   ----------
     Total assets.......................... $1,994,147   $1,765,523
                                            ==========   ==========


     Identifiable assets are those assets of the Company that are identified with the operations in each geographic area. Europe's identifiable assets include accounts receivable of approximately $34,400,000 and $27,500,000 as of December 31, 1994 and 1993, respectively, denominated in foreign currencies. Corporate assets, which are excluded from identifiable assets, are principally comprised of cash, cash equivalents and marketable securities. At December 31, 1994 and 1993, total international assets approximated $93,819,000 and $68,029,000, respectively, and total international liabilities approximated $16,561,000 and $12,268,000, respectively.

13. Quarterly financial data (unaudited, in thousands, except per share data):


1994 Quarter Ended   Dec. 31     Sept. 30       June 30       Mar. 31
------------------  --------     --------      --------      --------
Product sales.....  $413,566     $401,695      $388,575      $345,731
Gross margin from
  product sales...   352,246       342,569       324,181      292,448
Net income........     4,785 (1)   113,956       107,464       93,460
Earnings per
  share:
  Primary.........       .03           .82          .77           .66
  Fully diluted...       .03           .82          .77           .66



1993 Quarter Ended   Dec. 31     Sept. 30       June 30       Mar. 31
------------------  --------     --------      --------      --------
Product sales.....  $347,289     $335,752      $327,829      $295,452
Gross margin from
  product sales...   289,969      277,491       274,268      244,548
Income before
  cumulative
  effect of a
  change in
  accounting
  principle.......    91,099      102,692       100,224       80,560
Net income........    91,099      102,692 (2)   100,224 (3)   89,298 (4)
Earnings per
  share:
  Primary:
     Income before
       cumulative
       effect of a
       change in
       accounting
       principle..      .64           .72          .70           .55
     Net income...      .64           .72          .70           .61
  Fully diluted:
     Income before
       cumulative
       effect of a
       change in
       accounting
       principle..      .64           .72          .70           .55
     Net income...      .64           .72          .70           .61

     (1) During the fourth quarter of 1994, net income was reduced by $116,367,000 due to the write-off of in-process technology purchased in connection with the acquisition of Synergen (Note 2).

     (2) During the third quarter of 1993, the provision for income taxes was reduced by $9,582,000 due to changes in federal tax laws enacted during the period. This amount principally relates to the reinstatement of research and experimentation and orphan drug tax credits retroactive to July 1, 1992 (Note 6).

     (3) During the second quarter of 1993, the Company recorded a $13,900,000 legal award, which resulted in an after tax credit of
$8,618,000, as part of the settlement with Genetics Institute for outstanding patent disputes regarding erythropoietin in the United States.

     (4) During the first quarter of 1993, net income was increased by $8,738,000, to reflect the cumulative effect of a change in accounting principle to adopt SFAS No. 109 (Note 1).

                                                              SCHEDULE VIII
                                AMGEN INC.

                            VALUATION ACCOUNTS

               Years ended December 31, 1994, 1993 and 1992
                               (In thousands)

                                 Balance   Additions
                                   at       Charged              Balance
                                Beginning  to Costs              at End
                                   of        and                   of
                                 Period    Expenses  Deductions  Period
                                --------   --------  ----------  -------
  Year ended December 31, 1994:
     Allowance for doubtful
       accounts................  $12,161    $1,489    $  366    $13,284
     Inventory reserves........    1,990     6,000     4,973      3,017

  Year ended December 31, 1993:
     Allowance for doubtful
       accounts................  $11,770    $  938    $  547    $12,161
     Inventory reserves........    1,862       128         -      1,990

  Year ended December 31, 1992:
     Allowance for doubtful
       accounts................  $ 6,988    $5,112    $  330    $11,770
     Inventory reserves........    4,693         8     2,839      1,862