Form 10-Q
period 1995-03-31
AMGEN INC
filed 1995-05-15
CIK 318154

SECURITIES AND EXCHANGE COMMISSION

                        WASHINGTON D.C. 20549

                              FORM 10-Q



(Mark One)
[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1995

                                 OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934


Commission file number 0-12477


                             AMGEN INC.
       (Exact name of registrant as specified in its charter)


          Delaware                                95-3540776
- -------------------------------         -----------------------------
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)                Identification No.)


1840 Dehavilland Drive, Thousand Oaks, California     91320-1789
- ----------------------------------------------------------------------
    (Address of principal executive offices)          (Zip Code)


Registrant's telephone number, including area code:    (805) 447-1000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter  period  that  the  registrant  was  required  to  file  such reports), and (2) has  been subject to  such filing requirements  for
the past 90 days.                  Yes  X    No

     As of March 31, 1995, the registrant had 132,344,322 shares of Common Stock, $.0001 par value, outstanding.

                             AMGEN INC.

                                INDEX


                                                         Page No.

PART I    FINANCIAL INFORMATION

          Item 1.Financial Statements .......................3

            Condensed Consolidated Statements of
            Operations - three months
            ended March 31, 1995 and 1994 ...................4

            Condensed Consolidated Balance Sheets -
            March 31, 1995 and December 31, 1994 ............5

            Condensed Consolidated Statements of
            Cash Flows - three months
            ended March 31, 1995 and 1994 ...............6 - 7

            Notes to Condensed Consolidated Financial
            Statements ......................................8

          Item 2.Management's Discussion and Analysis
                 of Financial Condition and Results of
                 Operations ................................13


PART II   OTHER INFORMATION

          Item 1.Legal Proceedings .........................17

          Item 6.Exhibits and Reports on Form 8-K ..........20

          Signatures........................................21

          Index to Exhibits.................................22

                   PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements

     The information in this report for the three months ended March 31, 1995 and 1994 is unaudited but includes all adjustments (consisting only of normal recurring accruals) which Amgen Inc. ("Amgen" or the "Company") considers necessary for a fair presentation of the results of operations for those periods.

     The condensed financial statements should be read in conjunction with the Company's financial statements and the notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

     Interim results are not necessarily indicative of results for the full fiscal year.

                             AMGEN INC.

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                (In thousands, except per share data)
                             (Unaudited)

                                           Three Months Ended
                                               March 31,
                                           1995        1994
                                        ----------  ----------
    Revenues:
      Product sales.....................  $411,237    $345,731
      Corporate partner revenues........    19,776      13,991
      Royalty income....................     8,353       4,276
                                          --------    --------
         Total revenues.................   439,366     363,998
                                          --------    --------
    Operating expenses:
      Cost of sales.....................    66,573      53,283
      Research and development..........   113,883      73,725
      Marketing and selling.............    58,761      53,173

      General and administrative........    34,638      28,308
      Loss of affiliates, net...........    12,685       7,257
                                          --------    --------
         Total operating expenses.......   286,540     215,746
                                          --------    --------

    Operating income....................   152,826     148,252
                                          --------    --------
    Other income (expense):
      Interest and other income.........    12,899       5,511
      Interest expense, net.............    (3,784)     (2,640)
                                          --------    --------
    Total other income (expense)........     9,115       2,871
                                          --------    --------

    Income before income taxes..........   161,941     151,123

    Provision for income taxes..........    53,317      57,663
                                          --------    --------
    Net income..........................  $108,624    $ 93,460
                                          ========    ========

    Earnings per share:
      Primary earnings per share........     $0.78       $0.66
      Fully diluted earnings per share..     $0.78       $0.66

    Shares used in calculation of:
      Primary earnings per share........   139,752     141,371
      Fully diluted earnings per share..   140,131     141,371

                       See accompanying notes.

                             AMGEN INC.

                CONDENSED CONSOLIDATED BALANCE SHEETS

                (In thousands, except per share data)
                             (Unaudited)

                                             March 31,  December 31,
                                               1995        1994
                                            ----------  ----------
                               ASSETS
Current assets:
 Cash and cash equivalents................. $  199,024  $  211,323
 Marketable securities.....................    568,359     485,358
 Trade receivables, net....................    189,128     194,712
 Inventories...............................     92,497      98,004
 Deferred tax assets, net..................     70,176      70,176
 Other current assets......................     49,746      56,065
                                            ----------  ----------
     Total current assets..................  1,168,930   1,115,638

Property, plant and equipment at cost, net.    670,596     665,314
Investments in affiliated companies........     75,745      82,263
Other assets...............................    137,140     130,932
                                            ----------  ----------
                                            $2,052,411  $1,994,147
                                            ==========  ==========

                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable.......................... $   33,451  $   30,476
 Commercial paper..........................     99,339      99,667
 Other accrued liabilities.................    401,153     406,287
                                            ----------  ----------
     Total current liabilities.............    533,943     536,430

Long-term debt.............................    181,205     183,407

Commitments and contingencies

Stockholders' equity:
 Common stock, $.0001 par value; 750,000
    shares authorized; outstanding -
    132,344 shares in 1995 and 132,328
    shares in 1994.........................         13          13
 Additional paid-in capital................    748,814     719,310
 Retained earnings.........................    588,436     554,987
                                            ----------  ----------
     Total stockholders' equity............  1,337,263   1,274,310
                                            ----------  ----------
                                            $2,052,411  $1,994,147
                                            ==========  ==========

                       See accompanying notes.

                             AMGEN INC.

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                           (In thousands)
                             (Unaudited)

                                            Three Months Ended
                                                 March 31,
                                              1995      1994
                                            --------  --------

     Cash flows from operating activities:
      Net income........................... $108,624  $ 93,460
      Depreciation and amortization........   19,719    17,846
      Deferred income taxes................        -     2,507
      Loss of affiliates, net..............   12,685     7,257
      Cash provided by (used in):
       Trade receivables, net..............    5,584    (6,783)
       Inventories.........................    5,507    (7,200)
       Other current assets................    6,319       767
       Accounts payable....................    2,975    (2,346)
       Accrued liabilities.................   (5,107)   11,172
                                            --------  --------
          Net cash provided by operating
            activities.....................  156,306   116,680
                                            --------  --------

     Cash flows from investing activities:
      Purchases of property, plant and
         equipment.........................  (24,965)  (36,978)
      Proceeds from maturities of
         marketable securities.............   35,323    19,000
      Proceeds from sales of marketable
         securities........................  303,190   587,390
      Purchases of marketable securities... (421,514) (584,044) Decrease in investments in
         affiliated companies..............    4,555       651
      Increase in other assets.............   (6,208)  (10,167)
                                            --------  --------
          Net cash used in investing
            activities..................... (109,619)  (24,148)
                                            --------  --------

                       See accompanying notes.

                      (Continued on next page)

                             AMGEN INC.

                           (In thousands)
                             (Unaudited)

                                            Three Months Ended
                                                 March 31,
                                              1995      1994
                                            --------  --------

     Cash flows from financing activities:
      Decrease in commercial paper......... $   (328)  $(9,920)
      Proceeds from issuance of long-term
         debt..............................        -    10,000
      Repayment of long-term debt..........   (2,229)     (524)
      Net proceeds from issuance of common
         stock upon the exercise of stock
         options...........................   23,769     5,278
      Tax benefit related to stock options.    5,700     4,400
      Net proceeds from issuance common
         stock upon the exercise of
         warrants..........................        -       846
      Repurchases of common stock..........  (75,175)  (75,138)
      Other................................  (10,723)   (8,248)
                                            --------  --------
          Net cash used in financing
            activities.....................  (58,986)  (73,306)
                                            --------  --------
     (Decrease) increase in cash and cash
       equivalents.........................  (12,299)   19,226

     Cash and cash equivalents at
       beginning of period.................  211,323   128,505
                                            --------  --------
     Cash and cash equivalents at end of
       period.............................. $199,024  $147,731
                                            ========  ========

                       See accompanying notes.

                             AMGEN INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           March 31, 1995


1.   Summary of significant accounting policies

  Business

     Amgen Inc. ("Amgen" or the "Company") is a global biotechnology company that develops, manufactures and markets human therapeutics based on advanced cellular and molecular biology.

  Principles of consolidation

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries as well as affiliated companies for which the Company has a controlling financial interest and exercises control over their operations ("majority controlled affiliates"). All material intercompany transactions and balances have been eliminated in consolidation. Investments in affiliated companies which are 50% owned and/or where the Company exercises significant influence over operations are accounted for using the equity method. All other equity investments are accounted for under the cost method. The caption "Loss of affiliates, net" includes Amgen's equity in the operating results of affiliated companies and the minority interest others hold in the operating results of Amgen's majority controlled affiliates.

  Inventories

     Inventories are stated at the lower of cost or market. Cost is determined in a manner which approximates the first-in, first-out
(FIFO) method. Inventories are shown net of applicable reserves and allowances. Inventories consist of the following (in thousands):

                                          March 31,  December 31,
                                            1995         1994
                                          -------      -------
       Raw materials....................  $11,167      $10,943
       Work in process..................   43,978       54,032
       Finished goods...................   37,352       33,029
                                          -------      -------
                                          $92,497      $98,004
                                          =======      =======
  Product sales

     Product sales consist of two products, EPOGEN(R) (Epoetin alfa) and NEUPOGEN(R) (Filgrastim).

     As  a  result   of  an   agreement  between   Amgen  and   Ortho
Pharmaceutical Corporation, a subsidiary of Johnson & Johnson ("Johnson & Johnson") covering the U.S. market for the Company's Epoetin alfa product, Amgen does not recognize product sales it makes into the contractual market of Johnson & Johnson and does recognize the product sales made by Johnson & Johnson into Amgen's contractual market. These sales amounts, and adjustments thereto, are derived from third-party data on shipments to end users and their usage as the data becomes available (see Note 4, "Contingencies - Johnson & Johnson arbitration").

  Income taxes

     Income taxes are accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109 (Note 3).

  Earnings per share

     Earnings per share are computed in accordance with the treasury stock method. Primary and fully diluted earnings per share are based upon the weighted average number of common shares and dilutive common stock equivalents during the period in which they were outstanding. Common stock equivalents include outstanding options under the Company's stock option plans and warrants to purchase shares of the Company's common stock. The warrants expired on June 30, 1994.

  Basis of presentation

     The financial information for the three months ended March 31, 1995 and 1994 is unaudited but includes all adjustments (consisting only of normal recurring accruals) which the Company considers necessary for a fair presentation of the results of operations for these periods. Interim results are not necessarily indicative of results for the full fiscal year.

  Reclassification

     Certain prior period amounts have been reclassified to conform to the current period presentation.

2.   Debt

     As of March 31, 1995, $99.3 million of commercial paper was outstanding. These borrowings had maturities of three months or less and had effective interest rates averaging 6.1%.

     As of March 31, 1995, $150.0 million was available under the Company's line of credit for borrowing and to support the Company's commercial paper program.

     Long-term debt consists of the following (in thousands):

                                           March 31,  December 31,
                                             1995         1994
                                           --------     --------
       Medium Term Notes.................  $113,000     $113,000
       Promissory notes..................    68,200       68,200
       Other long-term obligations.......        23        2,252
                                           --------     --------
                                            181,223      183,452
       Less current portion..............       (18)         (45)
                                           --------     --------
                                           $181,205     $183,407
                                           ========     ========

     The Company has registered $200.0 million of unsecured medium term debt securities ("Medium Term Notes") of which $113.0 million were outstanding at March 31, 1995. These Medium Term Notes bear interest at fixed rates averaging 5.8% and mature in two to eight years.

3.   Income taxes

     The provision for income taxes consists of the following (in thousands):

                                           Three Months Ended
                                               March 31,
                                             1995      1994
                                           --------  --------

             Federal...................... $48,538   $49,861
             State........................   4,779     7,802
                                           -------   -------
                                           $53,317   $57,663
                                           =======   =======

4.   Contingencies

  Johnson & Johnson arbitration

     In September 1985, the Company granted Johnson & Johnson an exclusive license under certain patented technology and know-how of the Company to sell erythropoietin throughout the United States for all human uses except dialysis and diagnostics.

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

     In June 1991, the arbitrator issued an opinion awarding Johnson & Johnson $164.0 million on its claims regarding erythropoietin. In September 1992, the arbitrator found that Johnson & Johnson had breached its obligations regarding hepatitis B vaccine and interleukin-2, and in January 1993 awarded the Company approximately $90.0 million in damages against Johnson & Johnson. In January 1993, the Company paid Johnson & Johnson the sum of $82.4 million, representing the difference between the damages awarded Johnson & Johnson as a result of its erythropoietin claims, and the amounts awarded Amgen against Johnson & Johnson as a result of its hepatitis B vaccine and interleukin-2 claims, plus interest. Johnson & Johnson returned to the Company the rights to develop and market hepatitis B vaccine and interleukin-2 in March 1991.

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

  Synergen litigation

     Acquisition litigation

     The Company and its wholly owned subsidiary, Amgen Boulder Inc. (formerly Synergen), have been named as defendants in several lawsuits filed in connection with the Company's December 1994 acquisition of Synergen (the ``Acquisition''). One suit, brought by plaintiffs seeking to represent a class of Synergen warrant holders who claim to have been deprived of the benefit of their warrants, includes a request for general damages in the sum of $34.3 million. The balance of the suits have been brought by plaintiffs who seek to represent a class of stockholders of Synergen common stock. These plaintiffs seek an unspecified amount of compensatory damages, an order rescinding the Acquisition and related equitable relief based upon allegations that the defendants breached their fiduciary duties by failing to maximize stockholder value and defrauded the plaintiffs by omitting to disclose allegedly material information concerning Synergen's future prospects.

     ANTRIL(TM) litigation

     Several lawsuits have been filed against Synergen alleging misrepresentations in connection with its research and development of ANTRIL(TM) for the treatment of sepsis. One suit brought by three Synergen stockholders alleges violations of state securities laws, fraud and misrepresentation and seeks an unspecified amount of compensatory damages and punitive damages. Another suit, proposed as a class action, filed by a limited partner of a partnership with which Synergen is affiliated, seeks rescission of certain payments made to one of the defendants (or unspecified damages not less than $50.0 million) and treble damages based on a variety of allegations.

     While it is not possible to predict accurately or determine the eventual outcome of the Johnson & Johnson arbitration, the Synergen litigation or various other legal proceedings (including patent disputes) involving Amgen, the Company believes that the outcome of these proceedings will not have a material adverse effect on its financial statements.

5.   Stockholders' equity

     During the three months ended March 31, 1995, the Company repurchased 1.2 million shares of its common stock at a total cost of $75.2 million under its common stock repurchase program. At March 31, 1995, $256.0 million of the amount approved by the Board of Directors remained available for repurchase through December 31, 1995. Stock repurchased under the program has been retired and such repurchases offset the dilutive effect of the Company's stock option and stock purchase plans.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

     Cash provided by operating activities has been and is expected to continue to be the Company's primary source of funds. During the three months ended March 31, 1995, operations provided $156.3 million of cash compared with $116.7 million during the same period last year. The Company had cash, cash equivalents and marketable securities of $767.4 million at March 31, 1995, compared with $696.7 million at December 31, 1994.

     Capital expenditures totaled $25.0 million for the three months ended March 31, 1995, compared with $37.0 million for the same period a year ago. Over the next few years, the Company expects to spend approximately $100.0 million to $200.0 million per year on capital projects to expand the Company's global operations.

     The Company receives cash from the exercise of employee stock options. During the three months ended March 31, 1995, stock options and their related tax benefits provided $29.5 million of cash compared with $9.7 million for the period last year. Proceeds from the exercise of stock options and their related tax benefits will vary from period to period based upon fluctuations in the market value of the Company's stock relative to the exercise price of such options, among other factors.

     The Company has a common stock repurchase program to offset the dilutive effect of its employee benefit stock option and stock purchase plans. Since its inception in 1992 through March 31, 1995, the Company has repurchased $669.0 million of its common stock and is authorized to purchase up to an additional $256.0 million through December 31, 1995. During the three months ended March 31, 1995, the Company purchased 1.2 million shares of common stock at a cost of $75.2 million compared with 1.8 million shares purchased at a cost of $75.1 million during the same period last year.

     To provide for  financial flexibility  and increased  liquidity,
the Company has established several sources  of debt financing.   The
Company has filed a shelf registration statement with the Securities and Exchange Commission under which it could issue up to $200.0
million of Medium Term Notes.   At March 31, 1995, $113.0 million  of
Medium Term Notes were outstanding which mature in two to eight years. The Company has a commercial paper program which provides for short-term borrowings up to an aggregate face amount of $200.0 million. At March 31, 1995, $99.3 million of commercial paper was
outstanding, all  with maturities  of  less than three  months.   The
Company also has a $150.0 million revolving line of credit, principally to support the Company's commercial paper program. No borrowings on this line of credit were outstanding at March 31, 1995.

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

     The Company has a program to manage certain portions of its exposure to fluctuations in foreign currency exchange rates. These exposures primarily result from European sales. The Company hedges the related receivables with foreign currency forward contracts, all of which mature within six months. The Company uses foreign currency option and forward contracts which generally expire within 12 months to hedge certain anticipated future cash flows related to these sales. At March 31, 1995, outstanding option and forward contracts totaled $24.4 million and $73.0 million, respectively.

     The Company believes that existing funds, cash generated from operations, and existing sources of debt financing will be adequate to satisfy its working capital and capital expenditure requirements and to support its common stock repurchase program for the foreseeable future. However, the Company may raise additional capital from time to time to take advantage of favorable conditions in the markets or in connection with the Company's corporate development activities.

Results of Operations

Product sales

     Product sales increased $65.5 million or 19% for the three months ended March 31, 1995, compared with the same period last year.

  NEUPOGEN(R) (Filgrastim)

     NEUPOGEN(R) sales were $212.4 million for the three months ended March 31, 1995, an increase of $30.7 million or 17% over the same period last year.

     Domestic sales of NEUPOGEN(R) were $147.3 million for the three months ended March 31, 1995, an increase of $15.3 million or 12% over the same period last year. This increase is primarily due to increased penetration of the market for colony-stimulating factors.

     Quarterly NEUPOGEN(R) sales volume in the United States is influenced by a number of factors including underlying demand, seasonality of cancer chemotherapy administration and wholesaler inventory management practices. Wholesaler inventory reductions tend to reduce NEUPOGEN(R) sales in the first quarter.

     International sales of NEUPOGEN(R), primarily in Europe, were $65.0 million for the three months ended March 31, 1995, an increase of $15.4 million or 31% over the same period last year. Three factors, each contributing approximately one third of reported sales growth, account for this increase: increased market penetration, the favorable effects of strengthened foreign currencies, and Austria, Sweden, and Finland joining the European Union ("EU"). Prior to the entry of Austria, Sweden, and Finland into the EU on January 1, 1995,
F. Hoffmann La Roche, Amgen's licensee, paid the Company royalties on sales in these countries. The Company's overall share of the colony-stimulating factor market in the EU has decreased slightly following the introduction of a competing G-CSF product by Rhone Poulenc Rorer and Chugai Pharmaceutical Co., Ltd. in 1994.

     The Company believes that 1995 worldwide NEUPOGEN(R) sales will continue to grow at a double digit rate but lower than the 1994 growth rate. NEUPOGEN(R) sales increases are primarily dependent upon further penetration of existing markets, the timing and nature of additional indications for which the product may be approved, and the effects of competitive products. In addition, international NEUPOGEN(R) sales will continue to be subject to changes in foreign currency exchange rates and increased competition.

  EPOGEN(R) (Epoetin alfa)

     EPOGEN(R) sales were $198.9 million for the three months ended March 31, 1995, an increase of $34.8 million or 21% over the same period last year. This increase is primarily due to an increase in the U.S. dialysis patient population, the administration of higher doses of EPOGEN(R) per patient, and increased penetration of the dialysis market. The Company anticipates that increases in the U.S. dialysis patient population and increases in dosing will continue to drive EPOGEN(R) sales. The annual growth rate for 1995 is expected to be in double digits but lower than the 1994 growth rate. In addition, the continued growth in sales volume may be affected by future changes in reimbursement rates or the basis for reimbursement by the federal government.

Cost of sales

     Cost of sales as a percentage of product sales was 16.2% and 15.4% for the three months ended March 31, 1995 and 1994, respectively. The increase in cost of sales as a percentage of product sales is primarily the result of current year period sales of inventory with higher unit costs which were manufactured in smaller production runs at the Company's Puerto Rico fill-and-finish facility. Cost of sales as a percentage of product sales is expected to slightly decline in the second half of the current year when lower unit cost inventories are sold.

Research and development

     During the three months ended March 31, 1995, research and development expenses increased $40.2 million or 54% compared with the same period last year. This increase is primarily due to a $20 million signing payment due The Rockefeller University for an exclusive license to certain technologies and an expansion of the Company's internal research and development staff, partially as a result of the acquisition of Synergen, Inc. ("Synergen"). Annual research and development expenses are expected to increase at a rate exceeding the anticipated annual product sales growth rate due to planned increases in internal efforts on new product discovery and development and increases in external research collaboration costs, including acquisitions of product and technology rights.

Marketing and selling

     Marketing and selling expenses increased $5.6 million or 11% during the three months ended March 31, 1995 compared with the same period last year. This increase primarily reflects marketing efforts to improve NEUPOGEN(R) market penetration and EPOGEN(R) marketing efforts to bring more patients within the target hematocrit range. The future growth rate of marketing and selling expenses is expected to be lower than the anticipated annual product sales growth rate.

General and administrative

     General and administrative expenses increased $6.3 million or 22% during the three months ended March 31, 1995 compared with the same period last year. This increase is primarily due to higher legal and staff-related expenses. The future growth rate of general and administrative expenses is expected to be less than the anticipated annual product sales growth rate.

Interest and other income

     Interest and other income increased $7.4 million or 134% during the three months ended March 31, 1995 compared with the same period last year. This increase is primarily due to capital losses incurred in the Company's investment portfolio during the first quarter of 1994 but not in the current year period. These capital losses resulted from the sale of certain fixed income investments which had declined in market value because of the increase in interest rates.

Income taxes

     The Company's effective tax rate for the three months ended March 31, 1995 was 32.9% compared with 38.2% for the same period last year. The decrease in the tax rate is due to tax benefits from the sale of products manufactured in the Puerto Rico fill-and-finish facility which began in the first quarter of 1995. These tax benefits are expected to result in an annualized effective tax rate of 32%-34%.

Legal Matters

     The Company is engaged in arbitration proceedings with one of its licensees and various legal proceedings relating to Synergen. For a discussion of these matters see Note 4 to the Condensed Consolidated Financial Statements.

                     PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

     The Company is engaged in arbitration proceedings with one of its licensees. For a complete discussion of this matter see Note 4 to the Consolidated Financial Statements - "Johnson & Johnson arbitration". Other legal proceedings are discussed below. While it is not possible to predict accurately or to determine the eventual outcome of these matters, the Company believes that the outcome of these legal proceedings will not have a material adverse effect on the financial statements of the Company.

Synergen litigation

  Acquisition litigation

     The Company and its wholly-owned subsidiary, Amgen Boulder Inc. (formerly Synergen, Inc.) have been named as defendants in several lawsuits filed in connection with the Company's December 1994 acquisition of Synergen (the "Acquisition"). One suit, Stanley, et al. v. Soll, et al., was filed on November 18, 1994 by two stockholders in the Court of Chancery of the State of Delaware in New Castle County against Synergen and certain of its former officers and directors. Plaintiffs, who seek to represent a class of stockholders of Synergen common stock, allege that the defendants breached their fiduciary duties by failing to maximize stockholder value. Plaintiffs seek an unspecified amount of compensatory damages, an order rescinding the Acquisition, and related equitable relief. Other stockholders seeking the same relief filed suits on November 23 and 29, 1994 and February 28, 1995 in United States District Court, County of Boulder, State of Colorado. In Livergood v. Synergen, Inc., et al., Weld, et al. v. Amgen Inc., et al., and Reineke v. Synergen, Inc., et al., the plaintiffs allege that defendants
Synergen,  Amgen  and  certain  of  Synergen's  former  officers  and directors breached their fiduciary duties and defrauded the plaintiffs by omitting to disclose allegedly material information concerning Synergen's future prospects. Plaintiffs in these cases seek to represent a class of stockholders of Synergen common stock. On March 8, 1995, the Livergood and Weld actions were consolidated, and the plaintiff in the Reineke case also seeks consolidation. Another suit, Glick v. Synergen, Inc., et al., was filed in the Superior Court of the State of California, County of Los Angeles, as a class action on January 24, 1995 by plaintiffs who seek to represent all warrant holders of Synergen who claim to have been deprived of the benefit of their warrants. Plaintiffs seek general damages in the sum of $34.3 million against Synergen, Amgen and former officers and directors of Synergen based on allegations of conspiracy, breach of duty, self-dealing, interference with prospective business advantage and unjust enrichment. On April 18, 1995, this suit was dismissed with leave to amend.

  ANTRIL(TM) litigation

     Several lawsuits have been filed against Synergen alleging misrepresentations in connection with its research and development of

ANTRIL(TM) for the treatment of sepsis. In Temple, et al. v. Synergen, Inc., et al., three stockholders filed suit on November 15, 1994 in the District Court for the City and County of Denver, State of Colorado, against Synergen and a former director and executive officer, alleging violations of state securities law, fraud and misrepresentation. Plaintiffs seek an unspecified amount of compensatory damages and punitive damages. In Johnson v. Amgen Boulder, Inc., et al., suits filed on February 14, 1995 in the Superior Court for the State of Washington, King County and in the United States District Court for the Western District of Washington, plaintiff seeks rescission of certain payments made to one of the defendants (or unspecified damages not less than $50.0 million) and treble damages. Plaintiff, a limited partner of defendant Synergen Clinical Partners, L.P., seeks to represent a class of other limited partners. The complaints allege violations of federal and state securities laws, violations of other federal and state statutes, fraud, negligence, breach of contract, conspiracy and breach of fiduciary duty. The defendants include Synergen, Synergen Clinical Partners, L.P., Synergen Development Corporation and former officers and directors of Synergen. The Superior Court action has been removed to federal court and consolidated with the suit filed in the United States District Court for the Western District of Washington.

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

     In August 1991, Johnson & Johnson, together with eleven of Johnson & Johnson's Cilag European subsidiaries, filed a suit in the United States District Court for the District of Massachusetts in Boston, the site of the Amgen suit against Genetics Institute (the "Boston Court"), seeking damages from Genetics Institute for infringement of the Amgen Patent (the "Johnson & Johnson suit") and moved to consolidate the Johnson & Johnson suit with the original suit filed by Amgen. The two suits were consolidated by the Boston Court. Amgen was allowed to intervene in the Johnson & Johnson suit for the limited purpose of seeking a summary judgment dismissing the Johnson & Johnson suit. In December 1992, the Boston Court determined that Johnson & Johnson had no standing to sue Genetics Institute and entered judgment and dismissed the Johnson & Johnson suit. Also, in December 1992, the Boston Court denied motions by Johnson & Johnson to intervene in the Amgen suit for the limited purpose of seeking a summary judgment limiting Amgen's damages against Genetics Institute. Johnson & Johnson appealed the Boston Court's December 1992 rulings, and on April 5, 1995, the U.S. Court of Appeals for the Federal Circuit upheld the December 1992 rulings.

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


                                     Amgen Inc.
                                     (Registrant)



Date:     x/xx/95                    By:/s/        Robert S. Attiyeh
- ------------------                   ------------------------------------
                                        Robert S. Attiyeh
                                        Senior Vice President, Finance
                                        and Corporate Development, and
                                        Chief Financial Officer




Date:     x/xx/95                    By:/s/          Larry A. May
- ------------------                   ------------------------------------
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

 10.48      Amendment No.  3  dated  June  25,  1993 to  the  Credit
            Agreement, dated November  15, 1991, among  the Company,
            The Borrowing  Subsidiaries  therein  named,  the  Banks
            therein named,  the Swiss  Bank Corporation,  as issuing
            Bank and Swiss Bank Corporation and  Citicorp USA, Inc.,
            as Co-Agents. (21)
 10.49      Promissory Note of Mr. Larry A.  May, dated February 24,
            1993. (22)
 10.50*     First Amendment dated October 26, 1993  to the Company's
            Retirement and Savings Plan. (22)
 10.51*     Amgen Performance Based Management Incentive Plan. (22)
 10.52      Fourth Amendment,  dated as  of June  24,  1994, to  the
            Credit Agreement,  dated November  15,  1991, among  the
            Company, The Borrowing  Subsidiaries therein  named, the
            Banks therein  named,  the  Swiss Bank  Corporation,  as
            issuing Bank  and Swiss  Bank  Corporation and  Citicorp
            USA, Inc., as Co-Agents. (23)
 10.53      Agreement and Plan of  Merger, dated as of  November 17,
            1994, among  Amgen Inc.,  Amgen Acquisition  Subsidiary,
            Inc. and Synergen, Inc. (24)
 10.54      Third  Amendment  to  Rights  Agreement,   dated  as  of
            February 21, 1995, between Amgen Inc. and American Stock
            Transfer Trust and Trust Company (25)
 11         Computation of per share earnings.
 27         Financial Data Schedule.
- ----------------
* Management contract or compensatory plan or arrangement.

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