Form 10-Q/A
period 1995-03-31
AMGEN INC
filed 1995-05-16
CIK 318154

SECURITIES AND EXCHANGE COMMISSION

                        WASHINGTON D.C. 20549

                             FORM 10-Q/A



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



Date:     5/12/95                    By:/s/        Robert S. Attiyeh
- ------------------                   ------------------------------------
                                        Robert S. Attiyeh
                                        Senior Vice President, Finance
                                        and Corporate Development, and
                                        Chief Financial Officer




Date:     5/12/95                    By:/s/          Larry A. May
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