Form 10-Q
period 1995-06-30
AMGEN INC
filed 1995-08-11
CIK 318154

SECURITIES AND EXCHANGE COMMISSION

                        WASHINGTON D.C. 20549

                              FORM 10-Q


(Mark One)
[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1995

                                 OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934


Commission file number 0-12477


                             AMGEN INC.
       (Exact name of registrant as specified in its charter)


          Delaware                                95-3540776
- -------------------------------         -----------------------------
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)                  Identification No.)


1840 Dehavilland Drive, Thousand Oaks, California     91320-1789
- ---------------------------------------------------------------------
    (Address of principal executive offices)          (Zip Code)


Registrant's telephone number, including area code:    (805) 447-1000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter  period  that  the  registrant  was  required  to  file  such reports), and (2) has  been subject to  such filing requirements  for
the past 90 days.                  Yes  X    No

     As of June 30, 1995, the registrant had 263,477,780(A) shares of Common Stock, $.0001 par value, outstanding.
- ---------------

(A)All share numbers have been adjusted retroactively to reflect a two-for-one split of the Common Stock to be effected in the form of a 100 percent stock dividend to be distributed on August 15, 1995 to stockholders of record on August 1, 1995.

                             AMGEN INC.

                                INDEX


                                                         Page No.

PART I    FINANCIAL INFORMATION

          Item 1. Financial Statements ......................3

            Condensed Consolidated Statements of
            Operations - three and six months
            ended June 30, 1995 and 1994 ................4 - 5

            Condensed Consolidated Balance Sheets -
            June 30, 1995 and December 31, 1994 .............6

            Condensed Consolidated Statements of
            Cash Flows - six months
            ended June 30, 1995 and 1994 ................7 - 8

            Notes to Condensed Consolidated Financial
            Statements ......................................9

          Item 2. Management's Discussion and Analysis
                  of Financial Condition and Results of
                  Operations ...............................14


PART II   OTHER INFORMATION

          Item 1. Legal Proceedings ........................18

          Item 4. Submission of Matters to a Vote of
                  Security Holders .........................20

          Item 5. Other Information ........................20

          Item 6. Exhibits and Reports on Form 8-K .........20

          Signatures........................................21

          Index to Exhibits.................................22

                   PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements

     The information in this report for the three and six months ended June 30, 1995 and 1994, is unaudited but includes all adjustments
(consisting only of normal recurring accruals) which Amgen Inc. ("Amgen" or the "Company") considers necessary for a fair presentation of the results of operations for those periods.

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

                             AMGEN INC.

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                (In thousands, except per share data)
                             (Unaudited)

                          Three Months Ended     Six Months Ended
                               June 30,              June 30,
                            1995      1994       1995        1994
                          --------  --------   --------   --------
Revenues:
 Product sales .......... $462,533  $388,575   $873,770   $734,306
 Corporate partner
  revenues ..............   21,535    18,838     41,311     32,829
 Royalty income .........    9,644     7,272     17,997     11,548
                          --------  --------   --------   --------
   Total revenues .......  493,712   414,685    933,078    778,683
                          --------  --------   --------   --------
Operating expenses:
 Cost of sales ..........   76,438    64,394    143,011    117,677
 Research and
  development ...........  108,358    80,230    222,241    153,955
 Marketing and selling ..   69,880    59,591    128,641    112,764
 General and
  administrative ........   34,538    30,186     69,176     58,494
 Loss of affiliates, net    13,320     8,627     26,005     15,884
                          --------  --------   --------   --------
   Total operating
     expenses ...........  302,534   243,028    589,074    458,774
                          --------  --------   --------   --------
Operating income ........  191,178   171,657    344,004    319,909
                          --------  --------   --------   --------
Other income (expense):
 Interest and other
  income ................   18,361     3,724     31,260      9,235
 Interest expense, net ..   (3,750)   (2,747)    (7,534)    (5,387)
                          --------  --------   --------   --------
   Total other income
     (expense) ..........   14,611       977     23,726      3,848
                          --------  --------   --------   --------
Income before income
 taxes ..................  205,789   172,634    367,730    323,757

Provision for income
 taxes ..................   68,085    65,170    121,402    122,833
                          --------  --------   --------   --------
Net income .............. $137,704  $107,464   $246,328   $200,924
                          ========  ========   ========   ========

                       See accompanying notes.
                      (Continued on next page)

                             AMGEN INC.

                (In thousands, except per share data)
                             (Unaudited)

                          Three Months Ended     Six Months Ended
                               June 30,              June 30,
                            1995      1994       1995        1994
                          --------  --------   ---------   ---------
Earnings per share:
  Primary ............... $    .49  $    .38    $   .88     $   .72
  Fully diluted ......... $    .49  $    .38    $   .87     $   .72

Shares used in
 calculation of:
  Primary earnings per
   share ................  278,830   279,218     279,230     280,972
  Fully diluted earnings
   per share ............  280,298   279,262     281,534     280,972


                       See accompanying notes.

                             AMGEN INC.

                CONDENSED CONSOLIDATED BALANCE SHEETS

                (In thousands, except per share data)
                             (Unaudited)

                                              June 30, December 31,
                                               1995       1994
                                            ---------- ----------
                              ASSETS
Current assets:
 Cash and cash equivalents ................ $  194,858 $  211,323
 Marketable securities ....................    655,790    485,358
 Trade receivables, net ...................    218,307    194,712
 Inventories ..............................     80,304     98,004
 Deferred tax assets, net .................     70,176     70,176
 Other current assets .....................     52,530     56,065
                                            ---------- ----------
   Total current assets ...................  1,271,965  1,115,638

Property, plant and equipment at cost, net     677,981    665,314
Investments in affiliated companies.......      74,339     82,263
Other assets..............................     135,828    130,932
                                            ---------- ----------
                                            $2,160,113 $1,994,147
                                            ========== ==========

               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable ......................... $   38,069 $   30,476
 Commercial paper .........................     99,120     99,667
 Other accrued liabilities ................    444,883    406,287
                                            ---------- ----------
   Total current liabilities ..............    582,072    536,430

Long-term debt............................     181,200    183,407

Contingencies

Stockholders' equity:
 Common stock, $.0001 par value; 750,000
  shares authorized; outstanding - 263,478
  shares in 1995 and 264,655 shares in
  1994 ....................................         26         26
 Additional paid-in capital ...............    769,019    719,297
 Retained earnings ........................    627,796    554,987
                                            ---------- ----------
   Total stockholders' equity .............  1,396,841  1,274,310
                                            ---------- ----------
                                            $2,160,113 $1,994,147
                                            ========== ==========

                       See accompanying notes.

                             AMGEN INC.

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                           (In thousands)
                             (Unaudited)

                                            Six Months Ended
                                                 June 30,
                                             1995       1994
                                           --------  ----------

    Cash flows from operating activities:
     Net income .......................... $246,328  $  200,924
     Depreciation and amortization .......   42,373      36,865
     Other non-cash expenses .............       72       2,679
     Deferred income taxes ...............        -       3,536
     Loss of affiliates, net .............   26,005      15,884
     Cash provided by (used in):
       Trade receivables, net ............  (23,595)    (15,962)
       Inventories .......................   17,700      (5,027)
       Other current assets ..............    3,535       5,929
       Accounts payable ..................    7,593      (6,065)
       Accrued liabilities ...............   38,622     (21,396)
                                           --------  ----------
        Net cash provided by operating
         activities ......................  358,633     217,367
                                           --------  ----------

    Cash flows from investing activities:
     Purchases of property, plant and
       equipment .........................  (55,040)    (65,637)
     Proceeds from maturities of
       marketable securities .............   48,445      61,239
     Proceeds from sales of marketable
       securities ........................  604,072   1,001,761
     Purchases of marketable securities .. (822,949)   (935,167)
     Decrease (increase) in investments
       in affiliated companies ...........    5,366     (17,647)
     Increase in other assets ............   (4,896)    (10,305)
                                           --------  ----------
        Net cash (used in) provided by
         investing activities ............ (225,002)     34,244
                                           --------  ----------


                       See accompanying notes.
                      (Continued on next page)

                             AMGEN INC.

                           (In thousands)
                             (Unaudited)

                                              Six Months Ended
                                                  June 30,
                                              1995       1994
                                           --------  ----------

    Cash flows from financing activities:
     Decrease in commercial paper ........ $   (547) $  (10,033)
     Proceeds from issuance of long-term
       debt ..............................        -      12,499
     Repayment of long-term debt .........   (2,233)     (1,061)
     Net proceeds from issuance of common
       stock upon the exercise of stock
       options ...........................   40,782      11,797
     Tax benefit related to stock options.    8,868       7,400
     Net proceeds from issuance of common
       stock upon the exercise of warrants        -      15,330
     Repurchases of common stock ......... (173,519)   (150,481)
     Other ...............................  (23,447)    (14,004)
                                           --------  ----------
        Net cash used in financing
         activities ...................... (150,096)   (128,553)
                                           --------  ----------

    Increase in cash and cash equivalents.  (16,465)    123,058

    Cash and cash equivalents at
     beginning of period .................  211,323     128,505
                                           --------  ----------
    Cash and cash equivalents at end of
     period .............................. $194,858  $  251,563
                                           ========  ==========

                       See accompanying notes.

                             AMGEN INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            June 30, 1995


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

  Inventories

     Inventories are stated at the lower of cost or market. Cost is determined in a manner which approximates the first-in, first-out
(FIFO) method. Inventories are shown net of applicable reserves and allowances. Inventories consist of the following (in thousands):

                                    June 30,   December 31,
                                      1995         1994
                                    -------      -------
         Raw materials ..........   $ 9,508      $10,943
         Work in process ........    40,933       54,032
         Finished goods .........    29,863       33,029
                                    -------      -------
                                    $80,304      $98,004
                                    =======      =======

  Product sales

     Product sales consist of two products, EPOGEN(R) (Epoetin alfa) and NEUPOGEN(R) (Filgrastim).

     Quarterly NEUPOGEN(R) sales volume in the United States is influenced by a number of factors including underlying demand, seasonality of cancer chemotherapy administration and wholesaler inventory management practices. Wholesaler inventory reductions tend to reduce domestic NEUPOGEN(R) sales in the first quarter each year. NEUPOGEN(R) sales in the European Union ("EU") have experienced a decline in the third quarter in prior years due to seasonality.

       As a result of an agreement between Amgen and Ortho Pharmaceutical Corporation, a subsidiary of Johnson & Johnson ("Johnson & Johnson") covering the U.S. market for the Company's Epoetin alfa product, Amgen does not recognize product sales it makes into the contractual market of Johnson & Johnson and does recognize the product sales made by Johnson & Johnson into Amgen's contractual market. These sales amounts, and adjustments thereto, are derived from third-party data on shipments to end users and their usage (see
Note 4, "Contingencies - Johnson & Johnson arbitration").

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

  Basis of presentation

     The financial information for the three and six months ended June 30, 1995 and 1994 is unaudited but includes all adjustments (consisting only of normal recurring accruals) which the Company considers necessary for a fair presentation of the results of operations for these periods. Interim results are not necessarily indicative of results for the full fiscal year.

  Reclassification

     Certain prior period amounts have been reclassified to conform to the current period presentation.


2.   Debt

     As of  June 30,  1995, $99.1  million  of commercial  paper  was
outstanding.   These borrowings  generally  had maturities  of  three
months or less and had effective interest rates averaging 6.1%.

     During the three months ended June 30, 1995, the Company replaced its existing unsecured credit facility with a new unsecured
credit facility  (the "credit facility").   The  credit  facility
includes a commitment  expiring on  June 23,  2000 for  up to  $150.0 million of borrowings under a revolving line of credit (the "revolving line commitment") and a commitment expiring on December 5, 1997 for up to an additional $73.0 million of letters of credit (the "letters of credit commitment"). As of June 30, 1995, $150.0 million was available under the revolving line commitment for borrowing and to support the Company's commercial paper program. Also, as of June 30, 1995, letters of credit totaling $73.0 million were issued and outstanding to secure the Company's promissory notes and accrued interest thereon. Borrowings under the revolving line commitment bear interest at various rates which are a function of, at the Company's option, either the prime rate of a major bank, the federal funds rate or a Eurodollar base rate. Under the terms of the credit facility, the Company is required to meet a minimum interest coverage ratio and maintain a minimum level of tangible net worth. In addition, the credit facility contains limitations on investments, liens and sale/leaseback transactions.

     Long-term debt consists of the following (in thousands):

                                        June 30,  December 31,
                                          1995        1994
                                        --------    --------
      Medium Term Notes .............  $113,000     $113,000
      Promissory notes ..............    68,200       68,200
      Other obligations .............        19        2,252
                                       --------     --------
                                        181,219      183,452
      Less current portion ..........       (19)         (45)
                                       --------     --------
                                       $181,200     $183,407
                                       ========     ========

     The Company has registered $200.0 million of unsecured medium term debt securities ("Medium Term Notes") of which $113.0 million were outstanding at June 30, 1995. These Medium Term Notes bear interest at fixed rates averaging 5.8% and mature in two to eight years.


3.   Income taxes

     The provision for income taxes consists of the following (in thousands):

                             Three Months Ended   Six Months Ended
                                  June 30,            June 30,
                               1995      1994      1995      1994
                             --------  --------  --------  --------
        Federal ............  $61,639   $56,026  $110,177  $105,887
        State ..............    6,446     9,144    11,225    16,946
                              -------   -------  --------  --------
          Total ............  $68,085   $65,170  $121,402  $122,833
                              =======   =======  ========  ========

     The decrease in the current year tax rate is due to tax benefits from the sale of products manufactured in the Puerto Rico fill-and-finish facility which began in the first quarter of 1995.

4.   Contingencies

  Johnson & Johnson arbitration

     In September 1985, the Company granted Johnson & Johnson an exclusive license under certain patented technology and know-how of the Company to sell erythropoietin throughout the United States for all human uses except dialysis and diagnostics.

     In January 1989, Johnson & Johnson initiated arbitration proceedings with respect to a number of disputes which had arisen between Amgen and Johnson & Johnson as to the respective rights and obligations of the parties under the various agreements between them. Amgen filed a cross petition for arbitration raising additional disputes for resolution by the arbitrator. The scope of the arbitration covered erythropoietin, hepatitis B vaccine and interleukin-2.

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

     The Company and Johnson & Johnson are required to compensate each other for Epoetin alfa sales which either party makes into the other party's contractual market. The Company has established and is employing an accounting methodology to assign the proceeds of sales of EPOGEN(R) and PROCRIT(R) in Amgen's and Johnson & Johnson's respective contractual markets. Johnson & Johnson has disputed the methodology employed by the Company, which is the subject of the current arbitration proceeding, and is proposing an alternative methodology for adoption by the arbitrator. If, as a result of the arbitration proceeding, a methodology different from that currently employed by the Company is instituted to assign the proceeds of sales between the parties, it may yield results that are different from the results of the accounting methodology currently employed by the Company. As a result of the arbitration, it is possible that the Company would recognize a different level of EPOGEN(R) sales than are currently being recognized. As a result of the arbitration, the Company may be required to pay additional compensation to Johnson & Johnson for sales during prior periods, or Johnson & Johnson may be required to pay compensation to the Company for such prior period sales. Due to the uncertainties of any arbitrated result, the Company has established net liabilities that exceed the amounts paid to Johnson & Johnson.

     A trial date has been reset for March 1, 1996 before the arbitrator regarding the accounting methodologies and compensation for sales by Johnson & Johnson into Amgen's contractual market and sales by Amgen into Johnson & Johnson's contractual market. Discovery as to these issues is in progress.

  Synergen litigation

     Acquisition litigation

     The Company and its wholly owned subsidiary, Amgen Boulder Inc. (formerly Synergen, Inc.), have been named as defendants in several lawsuits filed in connection with the Company's December 1994 acquisition of Synergen (the "Acquisition"). One suit, brought by plaintiffs seeking to represent a class of Synergen warrant holders who claim to have been deprived of the benefit of their warrants, includes a request for general damages in the sum of $34.3 million and also names Amgen Boulder Development Corporation as a defendant. The balance of the suits have been brought by plaintiffs who seek to represent a class of stockholders of Synergen common stock. These plaintiffs seek an unspecified amount of compensatory damages, an order rescinding the Acquisition and related equitable relief based upon allegations that the defendants breached their fiduciary duties by failing to maximize stockholder value and defrauded the plaintiffs by omitting to disclose allegedly material information concerning Synergen's future prospects.

     ANTRIL(TM) litigation

     Several lawsuits have been filed against Synergen alleging misrepresentations in connection with its research and development of ANTRIL(TM) for the treatment of sepsis. One suit brought by three Synergen stockholders alleges violations of state securities laws, fraud and misrepresentation and seeks an unspecified amount of compensatory damages and punitive damages. Another suit, proposed as a class action, filed by a limited partner of a partnership with which Synergen is affiliated, seeks rescission of certain payments made to one of the defendants (or unspecified damages not less than $50.0 million) and treble damages based on a variety of allegations. Broker-dealers who acted as market makers in Synergen options have also filed a suit claiming in excess of $3.2 million in trading losses.


     While it is not possible to predict accurately or determine the eventual outcome of the Johnson & Johnson arbitration, the Synergen litigation or various other legal proceedings (including patent disputes) involving Amgen, the Company believes that the outcome of these proceedings will not have a material adverse effect on its financial statements.

5.   Capital stock

     During the six months ended June 30, 1995, the Company  acquired
5.0 million shares of its common stock at a total cost of $173.5 million under its common stock repurchase program. At June 30, 1995, $157.7 million of the amount approved by the Board of Directors remained available for repurchase through December 31, 1995. Stock repurchased under the program has been retired and such repurchases offset the dilutive effect of the Company's stock option and stock purchase plans.

     In July 1995, the Board of Directors approved a two-for-one split of the Company's Common Stock to be effected in the form of a 100 percent stock dividend. The dividend will be distributed on August 15, 1995, to stockholders of record on August 1, 1995. Accordingly, the condensed consolidated financial statements and and accompanying notes have been retroactively adjusted to give recognition to this stock split.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Liquidity and Capital Resources

     Cash provided by operating activities has been and is expected to continue to be the Company's primary source of funds. During the six months ended June 30, 1995, operations provided $358.6 million of cash compared with $217.4 million during the same period last year. The Company had cash, cash equivalents and marketable securities of $850.6 million at June 30, 1995, compared with $696.7 million at December 31, 1994.

     Capital expenditures totaled $55.0 million for the six months ended June 30, 1995, compared with $65.6 million for the same period a year ago. Over the next few years, the Company expects to spend approximately $100.0 million to $200.0 million per year on capital projects to expand the Company's global operations.

     The Company receives cash from the exercise of employee stock options. During the six months ended June 30, 1995, stock options and their related tax benefits provided $49.7 million of cash compared with $19.2 million for the same period last year. Proceeds from the exercise of stock options and their related tax benefits will vary from period to period based upon fluctuations in the market value of the Company's stock relative to the exercise price of such options, among other factors.

     The Company has a common stock repurchase program to offset the dilutive effect of its employee benefit stock option and stock purchase plans. Since its inception in 1992 through June 30, 1995, the Company has repurchased $767.3 million of its common stock and is authorized to purchase up to an additional $157.7 million through December 31, 1995. During the six months ended June 30, 1995, the Company purchased 5.0 million shares of common stock at a cost of $173.5 million compared with 7.0 million shares purchased at a cost of $150.5 million during the same period last year.

     To provide for financial flexibility and increased liquidity, the Company has established several sources of debt financing. The Company has filed a shelf registration statement with the Securities and Exchange Commission under which it could issue up to $200.0 million of Medium Term Notes. At June 30, 1995, $113.0 million of Medium Term Notes were outstanding which mature in two to eight years. The Company has a commercial paper program which provides for short-term borrowings up to an aggregate face amount of $200.0 million. At June 30, 1995, $99.1 million of commercial paper was outstanding, generally with maturities of three months or less.
The Company also has a $150.0 million revolving line of credit, principally to support the Company's commercial paper program. No borrowings on this line of credit were outstanding at June 30, 1995.

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

     The Company  has a  program to  manage certain  portions of  its
exposure to fluctuations in foreign  currency exchange rates.   These
exposures primarily result from European sales. The Company hedges the related receivables with foreign currency forward contracts, which typically mature within six months. The Company uses foreign currency option and forward contracts which generally expire within 12 months to hedge certain anticipated future cash flows related to these sales. At June 30, 1995, outstanding option and forward contracts totaled $38.6 million and $66.9 million, respectively.

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

Results of Operations

Product sales

     Product sales increased 19% for both the three and six months ended June 30, 1995, compared with the same periods last year.

  NEUPOGEN(R) (Filgrastim)

     The Company's worldwide NEUPOGEN(R) sales were $247.0 million and $459.4 million for the three and six months ended June 30, 1995, respectively. These amounts represent increases of 16.5% and 16.7%, respectively, over the same periods last year.

     Domestic sales of NEUPOGEN(R) were $175.8 million and $323.1 million for the three and six months ended June 30, 1995, respectively. These amounts represent increases of $17.4 million and $32.7 million, or 11.0% and 11.3%, respectively, over the same periods last year. These increases were primarily due to increased penetration of the market for colony-stimulating factors.

     International sales of NEUPOGEN(R), primarily in Europe, were $71.2 million and $136.2 million for the three and six months ended June 30, 1995, respectively. These amounts represent increases of $17.6 million and $32.9 million, or 32.7% and 31.9%, respectively, over the same periods last year. Three factors, each contributing approximately one third of reported sales growth, account for these increases: increased market penetration, the favorable effects of strengthened foreign currencies, and the inclusion of sales from three additional countries as the result of Austria, Sweden, and Finland joining the EU on January 1, 1995. Prior to the entry of these countries into the EU, F. Hoffmann La Roche paid the Company royalties on sales in these countries under a license agreement. The Company's overall share of the colony-stimulating factor market in the EU has decreased slightly since the introduction in 1994 of competing colony stimulating factor products.

     Quarterly NEUPOGEN(R) sales volume in the United States is influenced by a number of factors including underlying demand, seasonality of cancer chemotherapy administration and wholesaler inventory management practices. Wholesaler inventory reductions tend to reduce domestic NEUPOGEN(R) sales in the first quarter each year. In prior years, NEUPOGEN(R) sales in the EU have experienced a decline to varying degrees in the third quarter due to seasonality.

  EPOGEN(R) (Epoetin alfa)

     EPOGEN(R) sales were $215.5 million and $414.4 million for the three and six months ended June 30, 1995, respectively, increases of $39.0 million and $73.8 million or 22.1% and 21.7% over the same periods last year.

These increases were primarily due to an increase in the U.S. dialysis patient population, the administration of higher doses of EPOGEN(R) per patient, and, to a lesser extent, increased penetration of the dialysis market.

Cost of sales

     Cost of sales as a percentage of product sales was 16.5% and 16.4% for the three and six months ended June 30, 1995, respectively, compared with 16.6% and 16.0% for the same periods last year. Cost of sales as a percentage of product sales is expected to decline slightly in the second half of the current year when benefits of the Puerto Rico fill-and-finish facility are realized.

Research and development

     During the three and six months ended June 30, 1995, research and development expenses increased $28.1 million and $68.3 million, or 35.1% and 44.4%, respectively, compared with the same periods last year. These increases are primarily due to an expansion of the Company's internal research and development staff, partially as a result of the acquisition of Synergen. In addition, the current year six month period includes a $20 million signing payment made in the first quarter to The Rockefeller University for an exclusive license to certain technologies. Annual research and development expenses are expected to increase at a rate exceeding the anticipated annual product sales growth rate due to planned increases in internal efforts on new product discovery and development and increases in external research collaboration costs, including acquisitions of product and technology rights.

Marketing and selling

     Marketing and selling expenses increased $10.3 million and $15.9 million, or 17.3% and 14.1%, respectively, during the three and six months ended June 30, 1995 compared with the same periods last year. These increases primarily reflect marketing efforts to improve NEUPOGEN(R) market penetration and EPOGEN(R) marketing efforts to bring more patients within the target hematocrit range. Future marketing and selling expenses combined with future general and administrative expenses are expected to have an aggregate annual growth rate lower than the anticipated annual growth in product sales.

General and administrative

     General and administrative expenses increased $4.4 million and
$10.7 million, or 14.4% and 18.3%, respectively, during the three and six months ended June 30, 1995 compared with the same periods last year.
These increases are primarily due to staff-related expenses.   Future
general and administrative expenses combined with future marketing and selling expenses are expected to have an aggregate annual growth rate lower than the anticipated annual growth in product sales.

Interest and other income

     Interest and other income increased $14.6 million or 393.0% and $22.0 million or 238% during the three and six months ended June 30, 1995, respectively, compared with the same periods last year. These increases are primarily due to: 1) capital gains realized in the

Company's investment portfolio during the current year periods while capital losses were incurred in the prior year periods, and 2) higher interest rates earned by the Company's investment portfolio during the current year periods. Capital gains and losses realized will fluctuate from period to period.

Income taxes

     The Company's effective tax rate for the three and six months ended June 30, 1995 was 33.1% and 33.0% compared to 37.8% and 37.9%, respectively, for the same periods last year. These decreases in the tax rate were due to tax benefits from the sale of products manufactured in the Puerto Rico fill-and-finish facility which began in the first quarter of 1995. These tax benefits are expected to result in an annualized effective tax rate of 32%-34%.

Financial Outlook

     Worldwide NEUPOGEN(R) sales for 1995 are expected to grow at a double digit rate but lower than the 1994 growth rate. Future NEUPOGEN(R) sales increases are dependent primarily upon further penetration of existing markets, the timing and nature of additional indications for which the product may be approved, and the effects of competitive products. In addition, international NEUPOGEN(R) sales will continue to be subject to changes in foreign currency exchange rates and increased competition.

     EPOGEN(R) sales for 1995 are anticipated to grow at an annual rate approaching 20%. The Company anticipates that increases in both the U.S. dialysis patient population and dosing will continue to
drive EPOGEN(R)  sales.   EPOGEN(R) sales  may be  affected also by
future changes in reimbursement rates or the basis for reimbursement by the federal government.

     The Company expects double digit earnings growth in 1995 primarily as a result of the anticipated increases in product sales, increases realized in interest and other income, and the decrease in the 1995 tax rate. Estimates of future product sales and earnings, however, are necessarily speculative in nature and are difficult to predict with accuracy.

Legal Matters

     The Company is engaged in arbitration proceedings with one of its licensees and various legal proceedings relating to Synergen. For a discussion of these matters see Note 4 to the Condensed Consolidated Financial Statements.

                     PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

     The Company is engaged in arbitration proceedings with one of its licensees. For a complete discussion of this matter see Note 4 to the Condensed Consolidated Financial Statements - "Johnson & Johnson arbitration". Other legal proceedings are also reported in

Note 4 to the Condensed Consolidated Financial Statements and in the Company's Form 10-K for the year ended December 31, 1994, with material developments since that report described below except to the extent otherwise reported in the Company's Form 10-Q for the period ended March 31, 1995. While it is not possible to predict accurately or to determine the eventual outcome of these matters, the Company believes that the outcome of these legal proceedings will not have a material adverse effect on the financial statements of the Company.

Synergen litigation

  Acquisition litigation

     In Glick v. Synergen, Inc., et al., a lawsuit brought by a class of Synergen warrant holders who claim to have been deprived of the benefit of their warrants as the result of the Company's 1994 acquisition of Synergen, Inc., the plaintiffs have filed a third amended complaint. Previously, this action had been dismissed by the court with leave to amend the complaint. The third amended complaint added Amgen Boulder Development Corporation as a defendant, dropped former officers and directors of Synergen as defendants and added claims for breach of contract and fraud.

  ANTRIL(TM) litigation

     A new lawsuit, Susquehanna Investment Group, et al. v. Amgen Boulder, Inc., et al., has been filed in the United States District Court in Denver, Colorado against Amgen Boulder, Inc. (formerly Synergen, Inc.) alleging misrepresentations in connection with the research and development of ANTRIL(TM) for the treatment of sepsis. This suit, filed on May 19, 1995, is brought by broker-dealers who acted as market makers in Synergen options. The plaintiffs claim in excess of $3.2 million in trading losses on option positions as the result of the alleged misrepresentations.

Erythropoietin patent litigation

     Johnson & Johnson has filed a petition for certiorari with the United States Supreme Court requesting review of an April 5, 1995 decision by the United States Court of Appeals for the Federal Circuit. This decision upheld rulings made in December 1992 by the United States District Court for the District of Massachusetts and described in the Company's Form 10-K for the year ended December 31, 1994.

Item 4.   Submission of Matters to a Vote of Security Holders

     The Company held its Annual Meeting of Stockholders on May 9, 1995. The three matters voted upon at the meeting were to elect three directors to hold office until the 1998 Annual Meeting of Stockholders, to approve the Company's Amended and Restated 1991 Equity Incentive Plan, and to ratify the selection of Ernst & Young LLP as the independent auditors of the Company for the year ending December 31, 1995.

     The following votes were cast for or were withheld with respect to each of the nominees: Mr. Steven Lazarus: 233,695,044 votes for and 1,374,586 votes withheld; Mr. Edward J. Ledder: 233,671,300 votes for and 1,398,330 votes withheld; and Dr. Gilbert S. Omenn:
233,696,080 votes for and 1,373,550 votes withheld. All nominees were declared to have been elected as directors to hold office until the 1998 Annual Meeting of Stockholders. No abstentions or broker non-votes were cast for the election of directors.

     With respect to the proposal to approve the Company's Amended and Restated 1991 Equity Incentive Plan, 123,810,578 votes were cast for the proposal, 67,409,952 votes were cast against the proposal and 2,865,206 votes abstained. 40,983,894 broker non-votes were cast in connection with the proposal. The Company's Amended and Restated 1991 Equity Incentive Plan was declared to have been approved.

     With respect to the proposal to ratify the selection of Ernst & Young LLP as the Company's independent auditors, 233,895,390 votes were cast for the proposal, 479,764 votes were cast against the proposal and 594,476 votes abstained. No broker non-votes were cast in connection with the proposal. The selection of Ernst & Young LLP as the Company's independent auditors for the year ending December 31, 1995 was declared to have been ratified.


Item 5.   Other Information

     In July 1995, the Board of Directors approved a two-for-one split of the Company's Common Stock to be effected in the form of a 100 percent stock dividend. The dividend will be distributed on August 15, 1995 to stockholders of record on August 1, 1995.


Item 6.   Exhibits and Reports on Form 8-K

     (a)  Reference is made to the Index to Exhibits included herein.

     (b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the three months ended June 30, 1995.

                             SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     Amgen Inc.
                                     (Registrant)



Date:     8/11/95                     By:/s/ Robert S. Attiyeh
- ------------------                   ------------------------------------
                                        Robert S. Attiyeh
                                        Senior Vice President Finance
                                        and Corporate Development, and
                                        Chief Financial Officer




Date:     8/11/95                     By:/s/ Larry A. May
- ------------------                   ------------------------------------
                                        Larry A. May
                                        Vice President, Corporate
                                        Controller and Chief
                                        Accounting Officer

                             AMGEN INC.


                          INDEX TO EXHIBITS

Exhibit No.                     Description

  3.1       Restated Certificate of Incorporation. (7)
  3.2       Certificate of  Amendment  to  Restated  Certificate  of
            Incorporation, effective as of July 24, 1991. (14)
  3.3       Bylaws, as amended to date. (20)
  4.1       Indenture dated January 1, 1992 between  the Company and
            Citibank N.A., as trustee. (15)
  4.2       Forms of Commercial Paper Master Note Certificates. (19)
 10.1*      Company's 1991 Equity Incentive Plan, as amended. (16)
 10.2*      Company's 1984 Stock Option Plan, as  amended, and forms
            of Incentive Stock  Option Grant and  Nonqualified Stock
            Option Grant used in connection therewith. (16)
 10.3       Shareholder's Agreement of Kirin-Amgen,  Inc., dated May
            11, 1984, between the Company and Kirin Brewery Company,
            Limited (with  certain confidential  information deleted
            therefrom). (1)
 10.4       Amendment Nos. 1, 2,  and 3, dated March  19, 1985, Jul y
            29, 1985  and December  19, 1985,  respectively, to  the
            Shareholder's Agreement of Kirin-Amgen,  Inc., dated May
            11, 1984 (with certain  confidential information deleted
            therefrom). (3)
 10.5       Product License Agreement, dated September 30, 1985, and
            Technology License Agreement, dated,  September 30, 1985
            between the Company and Ortho Pharmaceutical Corporation
            (with   certain    confidential   information    deleted
            therefrom). (2)
 10.6       Product License Agreement, dated September 30, 1985, and
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

            Agreement of Kirin-Amgen, Inc. dated May  11, 1984 (with
            certain confidential information deleted therefrom). (5)
 10.13      Assignment and  License  Agreement,  dated  October  16,
            1986, between  the Company  and Kirin-Amgen,  Inc. (with
            certain confidential information deleted therefrom). (5)
 10.14      G-CSF European  License  Agreement,  dated December  30,
            1986, between  Kirin-Amgen, Inc.  and the  Company (with
            certain confidential information deleted therefrom). (5)
 10.15      Research  and  Development  Technology   Disclosure  and
            License Agreement: GM-CSF, dated March 31, 1987, between
            Kirin Brewery  Company, Limited  and  the Company  (with
            certain confidential information deleted therefrom). (5)
 10.16*     Company's 1987 Directors' Stock Option Plan, as amended.
            (13)
 10.17      Cross License  Agreement, dated  June  1, 1987,  between
            Amgen Inc. and Amgen Clinical Partners, L.P. (6)
 10.18      Development Agreement, dated June 1, 1987, between Amg en
            Inc. and Amgen Clinical Partners, L.P. (6)
 10.19      Joint Venture  Agreement, dated  June  1, 1987,  between
            Amgen Inc. and Amgen Clinical Partners, L.P. (6)
 10.20      Partnership Purchase  Option  Agreement,  dated June  1,
            1987, between  Amgen Inc.  and Amgen  Clinical Partners,
            L.P. (6)
 10.21*     Company's 1988 Stock Option Plan, as amended. (16)
 10.22*     Company's  Retirement  and  Savings  Plan,  amended  and
            restated as of January 1, 1993. (17)
 10.23      Amendment,   dated   June   30,   1988,   to   Research,
            Development,   Technology    Disclosure   and    License
            Agreement: GM-CSF  dated March  31, 1987,  between Kirin
            Brewery Company, Limited and the Company. (7)
 10.24      Amending Agreement, dated June 30,  1988, to Development
            Agreement,  Partner  Purchase  Option  Agreement,  Cross
            License Agreement  and  Joint  Venture Agreement,  dated
            June 1,  1987, between  the Company  and Amgen  Clinical
            Partners, L.P. (7)
 10.25      Agreement on G-CSF in the EU,  dated September 26, 1988,
            between Amgen  Inc.  and  F.  Hoffmann-La  Roche  &  Co.
            Limited Company  (with certain  confidential information
            deleted therefrom). (9)
 10.26      Supplementary Agreement  to Agreement  dated January  4,
            1989 to Agreement  on G-CSF in  the EU,  dated September
            26, 1988, between the Company and F. Hoffmann-La Roche &
            Co.  Limited   Company,   (with   certain   confidential
            information deleted therefrom). (9)
 10.27      Agreement on G-CSF in Certain  European Countries, dated
            January 1, 1989, between  Amgen Inc. and  F. Hoffmann-La
            Roche & Co. Limited Company (with certain confidential information deleted therefrom). (9)
 10.28      Rights Agreement, dated January 24,  1989, between Amgen
            Inc. and  American  Stock  Transfer and  Trust  Company,
            Rights Agent. (8)
 10.29      First Amendment to  Rights Agreement, dated  January 22,
            1991, between Amgen Inc. and American Stock Transfer and
            Trust Company, Rights Agent. (11)

 10.30      Second Amendment  to Rights  Agreement,  dated April  2,
            1991, between Amgen Inc. and American Stock Transfer and
            Trust Company, Rights Agent. (12)
 10.31      Deed of  Trust  and Security  Agreement,  dated June  1,
            1989,  between  the  Company  and  UNUM  Life  Insurance
            Company of America. (10)
 10.32      Note, dated June 1,  1989, between the Company  and UNUM
            Life Insurance Company of America. (10)
 10.33      Agency Agreement, dated November 21, 1991, between Amgen
            Manufacturing,  Inc.  and  Citicorp  Financial  Services
            Corporation. (17)
 10.34      Agency Agreement,  dated  May  21, 1992,  between  Amgen
            Manufacturing,  Inc.  and  Citicorp  Financial  Services
            Corporation. (17)
 10.35      Guaranty, dated July 29,  1992, by the Company  in favor
            of Merck Sharp & Dohme Quimica de Puerto Rico, Inc. (17)
 10.36      936 Promissory  Note No.  01, dated  December 11,  1991,
            issued by Amgen Manufacturing, Inc. (17)
 10.37      936 Promissory  Note No.  02, dated  December 11,  1991,
            issued by Amgen Manufacturing, Inc. (17)
 10.38      936 Promissory Note No. 001, dated July 29, 1992, issued
            by Amgen Manufacturing, Inc. (17)
 10.39      936 Promissory Note No. 002, dated July 29, 1992, issued
            by Amgen Manufacturing, Inc. (17)
 10.40      Guaranty, dated  November 21,  1991, by  the Company  in
            favor of Citicorp Financial Services Corporation. (17)
 10.41      Lease and Agreement relating  to Lease, dated  March 27,
            1986 and  April  1,  1986,  respectively, for  2003  Oak
            Terrace Lane between 2001 Hillcrest  Partnership and the
            Company. (20)
 10.42      Partnership Purchase  Agreement, dated  March 12,  1993,
            between the  Company,  Amgen  Clinical  Partners,  L.P.,
            Amgen  Development  Corporation,  the  Class  A  limited
            partners and the Class B limited partner. (18)
 10.43*     Amgen Supplemental Retirement  Plan dated June  1, 1993.
            (21)
 10.44      Promissory Note of  Mr. Kevin  W. Sharer,  dated June 4,
            1993. (21)
 10.45      Promissory Note of Mr. Larry A.  May, dated February 24,
            1993. (22)
 10.46*     First Amendment dated October 26, 1993  to the Company's
            Retirement and Savings Plan. (22)
 10.47*     Amgen Performance Based Management Incentive Plan. (22)
 10.48      Agreement and Plan of  Merger, dated as of  November 17,
            1994, among  Amgen Inc.,  Amgen Acquisition  Subsidiary,
            Inc. and Synergen, Inc. (23)
 10.49      Third  Amendment  to  Rights  Agreement,   dated  as  of
            February 21, 1995, between Amgen Inc. and American Stock
            Transfer Trust and Trust Company (24)
 10.50      Credit Agreement, dated as of June 23, 1995, among Amgen
            Inc., the  Borrowing  Subsidiaries  named  therein,  the
            Banks named therein, Swiss Bank Corporation and ABN AMRO
            Bank N.V., as Issuing Banks, and Swiss Bank Corporation,
            as Administrative Agent.
 11         Computation of per share earnings.
 27         Financial Data Schedule.
* Mangagement contract or compensatory plan or arrangement
- ----------------

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

(21) Filed as an exhibit to the Form 10-Q for the quarter ended September 30, 1993 on November 12, 1993 and incorporated herein by reference.
(22) Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1993 on March 25, 1994 and incorporated herein by reference.
(23) Filed as an exhibit to the Form 8-K Current Report dated November 18, 1994 on December 2, 1994 and incorporated herein by reference.
(24) Filed as an exhibit to the Form 8-K Current Report dated February 21, 1995 on March 7, 1995 and incorporated herein by reference.