Form 10-Q
period 1995-09-30
AMGEN INC
filed 1995-11-13
CIK 318154

SECURITIES AND EXCHANGE COMMISSION

                        WASHINGTON D.C. 20549

                              FORM 10-Q


(Mark One)
[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1995

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

     As of September 30, 1995, the registrant had 265,998,635(A) shares of Common Stock, $.0001 par value, outstanding.
---------------

(A)All share numbers have been adjusted retroactively to reflect a two-for-one split of the common stock effected in the form of a 100 percent stock dividend distributed on August 15, 1995 to stockholders of record on August 1, 1995.

                             AMGEN INC.

                                INDEX


                                                         Page No.

PART I    FINANCIAL INFORMATION

          Item 1. Financial Statements.......................3

            Condensed Consolidated Statements of
            Operations - three and nine months
            ended September 30, 1995 and 1994 ...............4

            Condensed Consolidated Balance Sheets -
            September 30, 1995 and December 31, 1994 ........5

            Condensed Consolidated Statements of
            Cash Flows - nine months
            ended September 30, 1995 and 1994 ...........6 - 7

            Notes to Condensed Consolidated Financial
            Statements ......................................8

          Item 2. Management's Discussion and Analysis
                  of Financial Condition and Results of
                  Operations................................13


PART II   OTHER INFORMATION

          Item 1.Legal Proceedings .........................18

          Item 6.Exhibits and Reports on Form 8-K ..........19

          Signatures........................................20

          Index to Exhibits.................................21

                   PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements

     The information in this report for the three and nine months ended September 30, 1995 and 1994, is unaudited but includes all adjustments (consisting only of normal recurring accruals) which Amgen Inc. ("Amgen" or the "Company") considers necessary for a fair presentation of the results of operations for those periods.

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

                             AMGEN INC.

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                (In millions, except per share data)
                             (Unaudited)

                              Three Months Ended   Nine Months Ended
                                 September 30,       September 30,
                                 1995     1994      1995      1994
                               -------- --------  --------  --------
Revenues:
 Product sales ..............   $460.6   $401.7   $1,334.4  $1,136.0
 Corporate partner revenues .     23.8     16.9       65.1      49.7
 Royalty income .............      8.9      7.7       26.9      19.3
                                ------   ------   --------  --------
  Total revenues ............    493.3    426.3    1,426.4   1,205.0
                                ------   ------   --------  --------
Operating expenses:
 Cost of sales ..............     64.1     59.1      207.1     176.8
 Research and development ...    105.5     81.7      327.7     235.6
 Marketing and selling ......     69.1     61.9      197.8     174.7
 General and administrative .     37.6     31.9      106.8      90.4
 Loss of affiliates, net ....     15.2      9.8       41.2      25.6
                                ------   ------   --------  --------
  Total operating expenses ..    291.5    244.4      880.6     703.1
                                ------   ------   --------  --------
Operating Income.............    201.8    181.9      545.8     501.9
                                ------   ------   --------  --------
Other income (expense):
 Interest and other income ..     15.4      6.8       46.7      16.0
 Interest expense, net ......     (3.6)    (3.3)     (11.2)     (8.7)
                                ------   ------   --------  --------
  Total other income
   (expense) ................     11.8      3.5       35.5       7.3
                                ------   ------   --------  --------
Income before income taxes...    213.6    185.4      581.3     509.2

Provision for income taxes...     67.8     71.4      189.2     194.3
                                ------   ------   --------  --------
Net income...................   $145.8   $114.0   $  392.1  $  314.9
                                ======   ======   ========  ========

Earnings per share:
 Primary ....................    $0.52     $0.41      $1.40     $1.12
 Fully diluted ..............    $0.51     $0.41      $1.38     $1.12

Shares used in calculation of:
 Primary earnings per share .    281.8    278.5      280.2     280.0
 Fully diluted earnings per
  share .....................    283.2    279.1      283.8     281.9

                       See accompanying notes.

                             AMGEN INC.

                CONDENSED CONSOLIDATED BALANCE SHEETS

                (In millions, except per share data)
                             (Unaudited)


                                           September 30, December 31,
                                                1995        1994
                                            -----------  -----------
                               ASSETS
Current assets:
 Cash and cash equivalents ................  $  145.0      $  211.3
 Marketable securities ....................     846.7         485.4
 Trade receivables, net ...................     205.3         194.7
 Inventories ..............................      85.8          98.0
 Deferred tax assets, net .................      70.2          70.2
 Other current assets .....................      67.0          56.0
                                             --------      --------
   Total current assets ...................   1,420.0       1,115.6

Property, plant and equipment at cost, net      707.9         665.3
Investments in affiliated companies.......       76.4          82.3
Other assets..............................      143.9         130.9
                                             --------      --------
                                             $2,348.2      $1,994.1
                                             ========      ========

                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable .........................  $   47.2      $   30.5
 Commercial paper .........................      99.5          99.7
 Other accrued liabilities ................     449.5         406.2
                                             --------      --------
   Total current liabilities ..............     596.2         536.4

Long-term debt............................      177.2         183.4

Contingencies

Stockholders' equity:
 Common stock, $.0001 par value; 750.0
  shares authorized; outstanding - 266.0
  shares in 1995 and 264.7 shares in 1994 .         -             -
 Additional paid-in capital ...............     827.6         719.3
 Retained earnings ........................     747.2         555.0
                                             --------      --------
   Total stockholders' equity .............   1,574.8       1,274.3
                                             --------      --------
                                             $2,348.2      $1,994.1
                                             ========      ========

                       See accompanying notes.

                             AMGEN INC.

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                            (In millions)
                             (Unaudited)

                                            Nine Months Ended
                                               September 30,
                                             1995        1994
                                          ----------  ----------

   Cash flows from operating activities:
    Net income ..........................  $   392.1   $   314.9
    Depreciation and amortization .......       64.3        57.9
    Deferred income taxes ...............          -         3.0
    Loss of affiliates, net .............       41.2        25.6
    Cash provided by (used in):
      Trade receivables, net ............      (10.6)      (21.8)
      Inventories .......................       12.2       (12.5)
      Other current assets ..............      (11.0)       (3.8)
      Accounts payable ..................       16.7        (1.2)
      Accrued liabilities ...............       43.3       (14.4)
                                           ---------   ---------
       Net cash provided by operating
        activities ......................      548.2       347.7
                                           ---------   ---------

   Cash flows from investing activities:
    Purchases of property, plant and
      equipment .........................     (106.8)      (93.7)
    Proceeds from maturities of
      marketable securities .............       79.8        82.7
    Proceeds from sales of marketable
      securities ........................      894.1     1,174.9
    Purchases of marketable securities ..   (1,335.2)   (1,115.0)
    Increase in investments in
      affiliated companies ..............       (0.4)      (18.8)
    Increase in other assets ............      (13.0)       (9.6)
                                           ---------   ---------
       Net cash (used in) provided by
        investing activities ............  $  (481.5)  $    20.5
                                           ---------   ---------


                       See accompanying notes.
                      (Continued on next page)

                             AMGEN INC.

                            (In millions)
                             (Unaudited)

                                             Nine Months Ended
                                               September 30,
                                              1995        1994
                                          ----------  ----------

   Cash flows from financing activities:
    Decrease in commercial paper ........  $    (0.2)  $   (10.2)
    Proceeds from issuance of long-term
      debt ..............................          -        12.5
    Repayment of long-term debt .........       (6.2)       (9.3)
    Net proceeds from issuance of common
      stock upon the exercise of stock
      options ...........................       84.6        30.7
    Tax benefit related to stock options        23.6        14.5
    Net proceeds from issuance of common
      stock upon the exercise of warrants          -        15.3
    Repurchases of common stock .........     (199.9)     (226.0)
    Other ...............................      (34.9)      (22.7)
                                           ---------   ---------
       Net cash used in financing
        activities ......................     (133.0)     (195.2)
                                           ---------   ---------

   (Decrease) increase in cash and cash
    equivalents .........................      (66.3)      173.0

   Cash and cash equivalents at
    beginning of period .................      211.3       128.5
                                           ---------   ---------
   Cash and cash equivalents at end of
    period ..............................  $   145.0   $   301.5
                                           =========   =========

                       See accompanying notes.

                             AMGEN INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         September 30, 1995


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

  Inventories

     Inventories are stated at the lower of cost or market. Cost is determined in a manner which approximates the first-in, first-out
(FIFO) method. Inventories are shown net of applicable reserves and allowances. Inventories consist of the following (in millions):

                                September 30,  December 31,
                                     1995          1994
                                    ------        ------
        Raw materials .........     $10.5          $11.0
        Work in process .......      43.8           54.0
        Finished goods ........      31.5           33.0
                                    -----          -----
                                    $85.8          $98.0
                                    =====          =====

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

       As a result of an agreement between Amgen and Ortho Pharmaceutical Corporation, a subsidiary of Johnson & Johnson ("Johnson & Johnson") covering the U.S. market for the Company's Epoetin alfa product, Amgen does not recognize product sales it makes into the contractual market of Johnson & Johnson and does recognize the product sales made by Johnson & Johnson into Amgen's contractual market. These sales amounts, and adjustments thereto, are derived from third-party data on shipments to end users and their usage (see
Note 4, "Contingencies - Johnson & Johnson arbitrations").

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

  Basis of presentation

     The financial information for the three and nine months ended September 30, 1995 and 1994 is unaudited but includes all adjustments (consisting only of normal recurring accruals) which the Company considers necessary for a fair presentation of the results of operations for these periods. Interim results are not necessarily indicative of results for the full fiscal year.

  Reclassification

     Certain prior period amounts have been reclassified to conform to the current period presentation.


2.   Debt

     As of September 30, 1995, $99.5 million of commercial paper  was
outstanding.   These borrowings  generally  had maturities  of  three
months or less and had effective interest rates averaging 5.9%.

     In June 1995, the Company replaced its existing unsecured credit facility with a new unsecured credit facility (the "credit facility"). The credit facility includes a commitment expiring on June 23, 2000 for up to $150.0 million of borrowings under a revolving line of credit (the "revolving line commitment") and a commitment expiring on

December 5, 1997 for up to an additional $73.0 million of letters of credit (the "letters of credit commitment"). As of September 30, 1995, $150.0 million was available under the revolving line commitment for borrowing and to support the Company's commercial paper program. Also, as of September 30, 1995, letters of credit totaling $72.4 million were issued and outstanding to secure the Company's promissory notes and accrued interest thereon. Borrowings under the revolving line commitment bear interest at various rates which are a function of, at the Company's option, either the prime rate of a major bank, the federal funds rate or a Eurodollar base rate. Under the terms of the credit facility, the Company is required to meet a minimum interest coverage ratio and maintain a minimum level of tangible net worth. In addition, the credit facility contains limitations on investments, liens and sale/leaseback transactions.

     Long-term debt consists of the following (in millions):

                                   September 30,  December 31,
                                        1995           1994
                                       ------         ------
     Medium Term Notes ..........      $109.0         $113.0
     Promissory notes ...........        68.2           68.2
     Other obligations ..........           -            2.2
                                       ------         ------
                                       $177.2         $183.4
                                       ======         ======

     The Company has registered $200.0 million of unsecured medium term debt securities ("Medium Term Notes") of which $109.0 million were outstanding at September 30, 1995. These Medium Term Notes bear interest at fixed rates averaging 5.8% and mature in approximately two to eight years.


3.   Income taxes

     The provision for income taxes consists of the following (in millions):

                              Three Months Ended   Nine Months Ended
                                 September 30,       September 30,
                                1995      1994      1995      1994
                                -----     -----    ------    ------
        Federal ............    $63.6     $60.9    $173.8    $166.8
        State ..............      4.2      10.5      15.4      27.5
                                -----     -----    ------    ------
          Total ............    $67.8     $71.4    $189.2    $194.3
                                =====     =====    ======    ======

     The decrease in the current year tax rate is due to tax benefits from the sale of products manufactured in the Puerto Rico fill-and-finish facility which began in the first quarter of 1995.

4.   Contingencies

  Johnson & Johnson arbitrations

     In September 1985, the Company granted Johnson & Johnson a license relating to certain patented technology and know-how of the Company to sell a genetically engineered form of recombinant human erythropoietin, called Epoetin alfa, throughout the United States for all human uses except dialysis and diagnostics. Johnson & Johnson sells Epoetin alfa under the brand name PROCRIT(R).

     A number of disputes have arisen between Amgen and Johnson & Johnson as to their respective rights and obligations under the various agreements between them, including the agreement granting the
license (the  "License Agreement").   These  disputes have  been  the
subject of arbitration proceedings before Judicial Arbitration and Mediation Services, Inc. ("JAMS") in Chicago, Illinois commencing in January 1989. A dispute that has not yet been resolved and is the
subject  of  the  current  arbitration  proceeding  relates  to   the
accounting methodology currently employed by the Company for  Epoetin
alfa sales.   The  Company  and Johnson  &  Johnson are  required  to
compensate each other for Epoetin alfa sales which either party makes
into  the  other  party's  contractual  market.    The  Company   has
established and is employing an accounting methodology to assign the proceeds of sales of EPOGEN(R) and PROCRIT(R) in Amgen's and Johnson &
Johnson's respective  contractual markets.    Johnson &  Johnson  has
disputed this methodology and is proposing an alternative methodology
for adoption by the arbitrator.   If, as a result of the  arbitration
proceeding, a methodology different from that currently employed by the Company is instituted to assign the proceeds of sales between the parties, it may yield results that are different from the results of the accounting methodology currently employed by the Company. As a result of the arbitration, it is possible that the Company would recognize a different level of EPOGENR sales than are currently being
recognized.   As a  result of  the arbitration,  the Company  may  be
required to pay additional compensation to Johnson & Johnson for sales during prior periods, or Johnson & Johnson may be required to pay compensation to the Company for such prior period sales. Due to
the  uncertainties  of  any   arbitrated  result,  the  Company   has
established net liabilities that exceed the amounts paid to Johnson &
Johnson.

     A trial date is scheduled for March 1, 1996 regarding the accounting methodologies and compensation for sales by Johnson & Johnson into Amgen's contractual market and sales by Amgen into Johnson & Johnson's contractual market. Discovery as to these issues is in progress.

     The Company also filed a demand in the arbitration seeking termination of the License Agreement and damages. A hearing on this demand will be scheduled following the adjudication of the accounting methodologies for Epoetin alfa sales. On October 30, 1995 Johnson & Johnson filed a complaint in the United States District Court for the District of Delaware seeking to enjoin the arbitrator from hearing the termination claims and a judgment declaring that JAMS does not have
jurisdiction over the claims.    The Company is unable  to predict at
this time the outcome of this demand or when it will be resolved.

     On October 2, 1995, Johnson & Johnson filed a demand for a separate arbitration proceeding against the Company before the
American Arbitration Association ("AAA") in Chicago, Illinois. Johnson & Johnson alleges in this demand that the Company has breached the License Agreement. The demand also includes allegations of various antitrust violations. In this demand, Johnson & Johnson seeks an injunction, declaratory relief, unspecified compensatory damages, punitive damages and costs. The Company has filed a motion to stay the arbitration pending the outcome of the existing arbitration proceedings before JAMS discussed above. The Company has also filed an answer and counterclaim denying that AAA has jurisdiction to hear or decide the claims stated in the demand, denying the allegations in the demand and counterclaiming for certain unpaid invoices.

  Synergen litigation

     Acquisition litigation

     The Company and its wholly owned subsidiary, Amgen Boulder Inc. (formerly Synergen, Inc.), have been named as defendants in several lawsuits filed in connection with the Company's December 1994 acquisition of Synergen (the ``Acquisition''). One suit, brought by plaintiffs seeking to represent a class of Synergen warrant holders who claim to have been deprived of the benefit of their warrants, includes a request for an injunction, declaratory relief and general damages in the sum of $34.3 million and also names Amgen Boulder Development Corporation as a defendant. The balance of the suits have been brought by plaintiffs who seek to represent a class of stockholders of Synergen common stock. These plaintiffs seek an unspecified amount of compensatory damages, an order rescinding the Acquisition and related equitable relief based upon allegations that the defendants breached their fiduciary duties by failing to maximize stockholder value and defrauded the plaintiffs by omitting to disclose allegedly material information concerning Synergen's future prospects.

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

     While it is not possible to predict accurately or determine the eventual outcome of the Johnson & Johnson arbitration proceedings, the Synergen litigation or various other legal proceedings (including patent disputes) involving Amgen, the Company believes that the outcome of these proceedings will not have a material adverse effect on its financial statements.

5.   Capital stock

     During the nine months ended September 30, 1995, the Company acquired 5.6 million shares of its common stock at a total cost of $199.9 million under its common stock repurchase program. At September 30, 1995, $131.3 million of the amount approved by the Board of Directors remained available for repurchase through December 31, 1995.

     In July  1995, the  Board of  Directors approved  a  two-for-one split of the Company's common stock effected in the form of a 100 percent stock dividend. The dividend was distributed on August 15, 1995, to stockholders of record on August 1, 1995. Accordingly, the condensed consolidated financial statements and the accompanying notes have been retroactively adjusted to give recognition to this stock split.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Liquidity and Capital Resources

     Cash provided by operating activities has been and is expected to continue to be the Company's primary source of funds. During the nine months ended September 30, 1995, operations provided $548.2 million of cash compared with $347.7 million during the same period last year. The Company had cash, cash equivalents and marketable securities of $991.7 million at September 30, 1995, compared with $696.7 million at December 31, 1994.

     Capital expenditures totaled $106.8 million for the nine months ended September 30, 1995, compared with $93.7 million for the same period a year ago. Over the next few years, the Company expects to spend approximately $150.0 million to $300.0 million per year on capital projects to expand the Company's global operations.

     The Company receives  cash from the  exercise of employee  stock
options.   During the  nine months  ended September  30, 1995,  stock options and their related tax benefits provided $108.2 million of cash compared with $45.2 million for the same period last year. Proceeds from the exercise of stock options and their related tax benefits will vary from period to period based upon fluctuations in the market value of the Company's stock relative to the exercise price of such options, among other factors.

     The Company has a common  stock repurchase program to
offset the dilutive effect of its employee benefit stock option and stock purchase plans. Since its inception in 1992 through September 30, 1995, the Company has repurchased $793.7 million of its common stock and  is  authorized to  purchase  up to  an  additional  $131.3
million through  December 31,  1995.   During the  nine months  ended
September 30, 1995, the Company purchased 5.6 million shares of common stock at a cost of $199.9 million compared with 10.2 million shares purchased at a cost of $226.0 million during the same period last year.

     To provide for financial flexibility and increased liquidity, the Company has established several sources of debt financing. The
Company has a shelf registration statement with the Securities and Exchange Commission under which it could issue up to $200.0 million of Medium Term Notes. At September 30, 1995, $109.0 million of Medium Term Notes were outstanding which mature in approximately two to eight years. The Company has a commercial paper program which provides for short-term borrowings up to an aggregate face amount of $200.0 million. At September 30, 1995, $99.5 million of commercial paper was outstanding, generally with maturities of three months or less. The Company also has a $150.0 million revolving line of credit, principally to support the Company's commercial paper program. No borrowings on this line of credit were outstanding at September 30, 1995.

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

     The Company has a program to manage certain portions of its exposure to fluctuations in foreign currency exchange rates. These exposures primarily result from European sales, partially offset by costs incurred in Europe. The Company generally hedges the related receivables with foreign currency forward contracts, which typically mature within six months. The Company uses foreign currency option and forward contracts which generally expire within 12 months to hedge certain anticipated future sales. At September 30, 1995, outstanding option and forward contracts totaled $25.7 million and $63.2 million, respectively.

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

Results of Operations

Product sales

     Product sales increased 14.7% and 17.5% for the three and nine months ended September 30, 1995, respectively, compared with the same periods last year.

  NEUPOGEN(R) (Filgrastim)

     The Company's worldwide NEUPOGEN(R) sales were $230.3 million and $689.6 million for the three and nine months ended September 30, 1995, respectively. These amounts represent increases of 7.3% and 13.3%, respectively, over the same periods last year.

     Domestic sales of NEUPOGEN(R) were $163.7 million and $486.8 million for the three and nine months ended September 30, 1995, respectively. These amounts represent increases of $3.6 million and $36.3 million, or 2.2% and 8.1%, respectively, over the same periods last year. These increases are primarily due to increased usage of NEUPOGEN(R) and to price increases. Current quarter results were influenced by accelerated wholesaler purchasing just before the extended July 4 holiday period, which created artificially high inventory levels at the end of the second quarter, suppressing the increase in third quarter sales of NEUPOGEN(R). Current quarter results also reflect the ongoing and intensifying cost reduction pressure in the health care marketplace, including the growing influence of managed care organizations and the use of guidelines in patient care. This pressure has contributed to the slowing of growth in domestic NEUPOGEN(R) usage over the past several years and is expected to continue to influence such growth for the forseeable future.

     International sales of NEUPOGEN(R), primarily in Europe, were $66.6 million and $202.8 million for the three and nine months ended September 30, 1995, respectively. These amounts represent increases of $12.0 million and $44.8 million, or 22.0% and 28.4%, respectively, over the same periods last year. Three factors account for these increases: (1) the inclusion of sales from three additional countries as the result of Austria, Sweden, and Finland joining the EU on January 1, 1995, (2) increased market penetration, and (3) the favorable effects of strengthened foreign currencies. Prior to the entry of these countries into the EU, F. Hoffmann La Roche paid the Company royalties on sales in these countries under a license agreement. The Company's overall share of the colony-stimulating factor market in the EU has decreased slightly since the introduction in 1994 of competing colony stimulating factor products.

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

  EPOGEN(R) (Epoetin alfa)

     EPOGEN(R) sales were $230.3 million and $644.8 million for the three and nine months ended September 30, 1995, respectively. These amounts represent increases of $43.3 million or 23.2% and $117.3 million or 22.2% over the same periods last year. These increases were primarily due to an increase in the U.S. dialysis patient population, the administration of higher doses of EPOGEN(R) per patient, and, to a lesser extent, increased penetration of the dialysis market.

Cost of sales

     Cost of sales as a percentage of product sales was 13.9% and 15.5% for the three and nine months ended September 30, 1995, respectively, compared with 14.7% and 15.6% for the same periods last year. Cost of sales as a percentage of product sales declined slightly in the current quarter as benefits of the Puerto Rico fill-and-finish facility were realized. The fourth quarter margin is expected to be similar to the third quarter margin. In 1996, cost of sales as a percentage of product sales is expected to range from 14% to 16%.

Research and development

     Research and development expenses increased $23.8 million or 29.1% and $92.1 million or 39.1% for the three and nine months ended September 30, 1995, respectively, compared with the same periods last year. These increases are primarily due to an expansion of the Company's internal research and development staff, partially as a result of the acquisition of Synergen in December 1994. In addition, the current year nine month period includes a $20.0 million signing payment made in the first quarter to The Rockefeller University for an exclusive license to certain technologies. Annual research and development expenses in 1996 are expected to increase at an annual rate exceeding the anticipated 1996 product sales growth rate.

Marketing and selling

     Marketing and selling expenses increased $7.2 million or 11.6% and $23.1 million or 13.2%, for the three and nine months ended September 30, 1995, respectively, compared with the same periods last year. These increases primarily reflect marketing efforts to increase the number of patients receiving NEUPOGEN(R) and to bring more patients receiving EPOGEN(R) within the target hematocrit range. In 1996, marketing and selling expenses combined with general and administrative expenses are expected to have an aggregate annual growth rate lower than the anticipated 1996 annual growth in product sales.

General and administrative

     General and administrative expenses increased $5.7 million or 17.9% and $16.4 million or 18.1%, for the three and nine months ended September 30, 1995, respectively, compared with the same periods last year. These increases are primarily due to staff-related and legal expenses. In 1996, general and administrative expenses combined with marketing and selling expenses are expected to have an aggregate annual growth rate lower than the anticipated 1996 annual growth in product sales.

Interest and other income

     Interest and other income increased $8.6 million or 126.5% and $30.7 million or 191.9% during the three and nine months ended September 30, 1995, respectively, compared with the same periods last year. These increases are primarily due to: (1) higher current year cash balances, (2) capital gains realized in the Company's investment portfolio during the current year periods while capital losses were incurred in the prior year periods, (3) higher interest rates earned by the Company's investment portfolio during the current year periods, and (4) gains on foreign currency transactions. Interest and other income is expected to fluctuate from period to period primarily due to changes in interest rates and cash balances.

Income taxes

     The Company's effective tax rate for the three and nine months ended September 30, 1995 was 31.7% and 32.5% compared to 38.5% and 38.2%, respectively, for the same periods last year. These decreases in the tax rate were due to tax benefits from the sale of products manufactured in the Puerto Rico fill-and-finish facility which began in the first quarter of 1995. These tax benefits are expected to result in an annualized effective tax rate of 31-33% in 1995.

Financial Outlook

     Worldwide NEUPOGEN(R) sales for 1995 are  expected to grow at  a
double digit  rate but  lower  than the  1994  growth rate.    Future
NEUPOGEN(R) sales increases are dependent primarily upon further penetration of existing markets, the timing and nature of additional indications for which the product may be approved and the effects of competitive products. NEUPOGEN(R) usage is expected to continue to be affected by cost containment pressures on health care providers, which are intensifying because of managed care and guidelines. In addition, international NEUPOGEN(R) sales will continue to be subject to changes in foreign currency exchange rates and increased competition.

     EPOGEN(R) sales for 1995 are anticipated to grow at an annual rate of more than 20%. The Company anticipates that increases in both the U.S. dialysis patient population and dosing will continue to drive EPOGEN(R) sales. EPOGEN(R) sales may also be affected by future changes in reimbursement rates or the basis for reimbursement by the federal government.

     The Company expects double digit earnings growth in 1995 primarily as a result of the anticipated increases in product sales, increases realized in interest and other income, and the decrease in
the 1995  tax rate.   The  Company currently  anticipates that  total
product sales and earnings will grow at double digit rates in 1996, but these growth rates are expected to be lower than 1995 growth rates. Estimates of future product sales and earnings, however, are necessarily speculative in nature and are difficult to predict with accuracy.

Legal Matters

     The Company is engaged in arbitration proceedings with one of its licensees and various legal proceedings relating to Synergen. For a discussion of these matters see Note 4 to the Condensed Consolidated Financial Statements.

                     PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

     The Company is engaged in arbitration proceedings with one of its licensees. For a complete discussion of these matters see Note 4 to the Condensed Consolidated Financial Statements - "Johnson & Johnson arbitrations". Other legal proceedings are also reported in
Note 4 to the Condensed Consolidated Financial Statements and in the Company's Form 10-K for the year ended December 31, 1994, with material developments since that report described below except to the extent otherwise reported in the Company's Form 10-Qs for the periods ended March 31, 1995 and June 30, 1995. While it is not possible to predict accurately or to determine the eventual outcome of these matters, the Company believes that the outcome of these legal proceedings will not have a material adverse effect on the financial statements of the Company.

Synergen litigation

     Acquisition litigation

     In Livergood v. Synergen, Inc., et al., Weld, et al. v. Amgen Inc., et al., and Reineke v. Synergen, Inc., et al., purported class
action  suits  previously   filed  on  behalf   of  former   Synergen
stockholders challenging the acquisition price, all three suits were consolidated in United States District Court, County of Boulder, State of Colorado, and the court has stayed the proceedings pending the outcome of the Stanley, et al. v. Soll, et al. suit involving
similar claims previously filed in the  Delaware Chancery Court.   In
Glick v. Synergen, Inc., et al., a lawsuit previously brought by a class of Synergen warrant holders who claim to have been deprived of the benefit of their warrants, the court has dismissed the third
amended complaint  but granted  leave to  amend the  complaint.   The
plaintiffs have amended the complaint to seek declaratory relief and an injunction.

     ANTRIL(TM) litigation

     In Temple, et al. v. Synergen, Inc., et al., a suit previously filed in the District Court for the City and County of Denver, State of Colorado, alleging misrepresentations in connection with Synergen's research and development of ANTRIL(TM) for the treatment of sepsis, the court has stayed the proceedings pending an appeal filed by the plaintiffs in the United States District Court for the Tenth Circuit. The appeal seeks to reverse a Federal court ruling which denied the plaintiffs' exclusion from a prior class action settlement. If the Tenth Circuit affirms the ruling, the plaintiffs will be foreclosed from proceeding in the above mentioned state court action.

Erythropoietin patent litigation

     This lawsuit was terminated on October 2, 1995 when the United States Supreme Court denied Johnson & Johnson's petition for certiorari which sought review of an April 5, 1995 decision by the United States Court of Appeals for the Federal Circuit.


Item 6.   Exhibits and Reports on Form 8-K

     (a)  Reference is made to the Index to Exhibits included herein.

     (b)  Reports on Form 8-K

     The Company filed a report on Form 8-K dated August 31, 1995 reporting a demand filed in an arbitration proceeding with Johnson & Johnson seeking: (1) termination of the product license agreement between the Company and Johnson & Johnson, (2) an accounting of Johnson & Johnson's spillover sales and (3) damages.

                             SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     Amgen Inc.
                                     (Registrant)



Date:     11/13/95                   By:/s/ Robert S. Attiyeh
------------------                   ------------------------------------
                                        Robert S. Attiyeh
                                        Senior Vice President Finance
                                        and Corporate Development, and
                                        Chief Financial Officer




Date:     11/13/95                   By:/s/ Larry A. May
------------------                   ------------------------------------
                                        Larry A. May
                                        Vice President, Corporate
                                        Controller and Chief
                                        Accounting Officer

                             AMGEN INC.

                          INDEX TO EXHIBITS

Exhibit No.                     Description

  3.1       Restated Certificate of Incorporation. (7)
  3.2       Certificate of  Amendment  to  Restated  Certificate  of
            Incorporation, effective as of July 24, 1991. (14)
  3.3       Bylaws, as amended to date. (19)
  4.1       Indenture dated January 1, 1992 between the Company  and
            Citibank N.A., as trustee. (15)
  4.2 Forms of Commercial Paper Master Note Certificates. (18) 10.1* Company's Amended and Restated 1991 Equity Incentive
            Plan.
 10.2*      Company's Amended and Restated 1984 Stock Option Plan.
 10.3       Shareholder's Agreement of Kirin-Amgen,  Inc., dated May
            11, 1984, between the Company and Kirin Brewery Company,
            Limited (with  certain confidential  information deleted
            therefrom). (1)
 10.4       Amendment Nos. 1, 2,  and 3, dated March  19, 1985, July
            29, 1985  and December  19, 1985,  respectively, to  the
            Shareholder's Agreement of Kirin-Amgen,  Inc., dated May
            11, 1984 (with certain  confidential information deleted
            therefrom). (3)
 10.5       Product License Agreement, dated September 30, 1985, and
            Technology License Agreement, dated,  September 30, 1985
            between the Company and Ortho Pharmaceutical Corporation
            (with   certain    confidential   information    deleted
            therefrom). (2)
 10.6       Product License Agreement, dated September 30, 1985, and
            Technology License Agreement,  dated September  30, 1985
            between  Kirin-Amgen,  Inc.  and   Ortho  Pharmaceutical
            Corporation  (with   certain  confidential   information
            deleted therefrom). (3)
 10.7*      Company's Employee Stock Purchase Plan, amended April 1,
            1992. (16)
 10.8       Agreement, dated February 12, 1986,  between the Company
            and Sloan-Kettering Institute for  Cancer Research (with
            certain confidential information deleted therefrom). (4)
 10.9       Amendment No. 2, dated November 13,  1990, to Agreement,
            dated February 12, 1986, between the  Company and Sloan-
            Kettering Institute  for Cancer  Research (with  certain
            confidential information deleted therefrom). (13)
 10.10      Research, Development Technology Disclosure  and License
            Agreement PPO, dated  January 20,  1986, by  and between
            the Company and Kirin Brewery Co., Ltd. (4)
 10.11      Research Collaboration Agreement, dated August 31, 1990,
            between Amgen Inc.  and Regeneron  Pharmaceuticals, Inc.
            (with   certain    confidential   information    deleted
            therefrom). (13)
 10.12      Amendment  Nos.  4  and   5,  dated  October   16,  1986
            (effective July 1, 1986) and December 6, 1986 (effective
            July  1,  1986),   respectively,  to   the  Shareholders
            Agreement of Kirin-Amgen, Inc. dated May 11, 1984 (with
            certain confidential information deleted therefrom). (5)
 10.13      Assignment and  License  Agreement,  dated  October  16,
            1986, between  the Company  and Kirin-Amgen,  Inc. (with
            certain confidential information deleted therefrom). (5)
 10.14      G-CSF European  License  Agreement,  dated December  30,
            1986, between  Kirin-Amgen, Inc.  and the  Company (with
            certain confidential information deleted therefrom). (5)
 10.15      Research  and  Development  Technology   Disclosure  and
            License Agreement: GM-CSF, dated March 31, 1987, between
            Kirin Brewery  Company, Limited  and  the Company  (with
            certain confidential information deleted therefrom). (5)
 10.16*     Company's Amended  and  Restated  1987 Directors'  Stock
            Option Plan.
 10.17      Cross License  Agreement, dated  June  1, 1987,  between
            Amgen Inc. and Amgen Clinical Partners, L.P. (6)
 10.18      Development Agreement, dated June 1, 1987, between Amgen
            Inc. and Amgen Clinical Partners, L.P. (6)
 10.19      Joint Venture  Agreement, dated  June  1, 1987,  between
            Amgen Inc. and Amgen Clinical Partners, L.P. (6)
 10.20      Partnership Purchase  Option  Agreement,  dated June  1,
            1987, between  Amgen Inc.  and Amgen  Clinical Partners,
            L.P. (6)
 10.21*     Company's Amended and Restated 1988 Stock Option Plan.
 10.22*     Company's  Retirement  and  Savings  Plan,  amended  and
            restated as of January 1, 1993. (16)
 10.23      Amendment,   dated   June   30,   1988,   to   Research,
            Development,   Technology    Disclosure   and    License
            Agreement: GM-CSF  dated March  31, 1987,  between Kirin
            Brewery Company, Limited and the Company. (7)
 10.24      Amending Agreement, dated June 30,  1988, to Development
            Agreement,  Partner  Purchase  Option  Agreement,  Cross
            License Agreement  and  Joint  Venture Agreement,  dated
            June 1,  1987, between  the Company  and Amgen  Clinical
            Partners, L.P. (7)
 10.25      Agreement on G-CSF in the EU,  dated September 26, 1988,
            between Amgen  Inc.  and  F.  Hoffmann-La  Roche  &  Co.
            Limited Company  (with certain  confidential information
            deleted therefrom). (9)
 10.26      Supplementary Agreement  to Agreement  dated January  4,
            1989 to Agreement  on G-CSF in  the EU,  dated September
            26, 1988, between the Company and F. Hoffmann-La Roche &
            Co.  Limited   Company,   (with   certain   confidential
            information deleted therefrom). (9)
 10.27      Agreement on G-CSF in Certain  European Countries, dated
            January 1, 1989, between  Amgen Inc. and  F. Hoffmann-La
            Roche & Co.  Limited Company (with  certain confidential
            information deleted therefrom). (9)
 10.28      Rights Agreement, dated January 24,  1989, between Amgen
            Inc. and  American  Stock  Transfer and  Trust  Company,
            Rights Agent. (8)
 10.29      First Amendment to  Rights Agreement, dated  January 22,
            1991, between Amgen Inc. and American Stock Transfer and
            Trust Company, Rights Agent. (11)
 10.30      Second Amendment  to Rights  Agreement,  dated April  2,
            1991, between Amgen Inc. and American Stock Transfer and
            Trust Company, Rights Agent. (12)
 10.31      Deed of  Trust  and Security  Agreement,  dated June  1,
            1989,  between  the  Company  and  UNUM  Life  Insurance
            Company of America. (10)
 10.32      Note, dated June 1,  1989, between the Company  and UNUM
            Life Insurance Company of America. (10)
 10.33      Agency Agreement, dated November 21, 1991, between Amgen
            Manufacturing,  Inc.  and  Citicorp  Financial  Services
            Corporation. (16)
 10.34      Agency Agreement,  dated  May  21, 1992,  between  Amgen
            Manufacturing,  Inc.  and  Citicorp  Financial  Services
            Corporation. (16)
 10.35      Guaranty, dated July 29,  1992, by the Company  in favor
            of Merck Sharp & Dohme Quimica de Puerto Rico, Inc. (17)
 10.36      936 Promissory  Note No.  01, dated  December 11,  1991,
            issued by Amgen Manufacturing, Inc. (16)
 10.37      936 Promissory  Note No.  02, dated  December 11,  1991,
            issued by Amgen Manufacturing, Inc. (16)
 10.38      936 Promissory Note No. 001, dated July 29, 1992, issued
            by Amgen Manufacturing, Inc. (16)
 10.39      936 Promissory Note No. 002, dated July 29, 1992, issued
            by Amgen Manufacturing, Inc. (16)
 10.40      Guaranty, dated  November 21,  1991, by  the Company  in
            favor of Citicorp Financial Services Corporation. (16)
 10.41      Lease and Agreement relating  to Lease, dated  March 27,
            1986 and  April  1,  1986,  respectively, for  2003  Oak
            Terrace Lane between 2001 Hillcrest  Partnership and the
            Company. (19)
 10.42      Partnership Purchase  Agreement, dated  March 12,  1993,
            between the  Company,  Amgen  Clinical  Partners,  L.P.,
            Amgen  Development  Corporation,  the  Class  A  limited
            partners and the Class B limited partner. (17)
 10.43*     Amgen Supplemental Retirement  Plan dated June  1, 1993.
            (20)
 10.44      Promissory Note of  Mr. Kevin W.  Sharer, dated  June 4,
            1993. (20)
 10.45      Promissory Note of Mr. Larry A.  May, dated February 24,
            1993. (21)
 10.46*     First Amendment dated October 26, 1993  to the Company's
            Retirement and Savings Plan. (21)
 10.47*     Amgen Performance Based Management Incentive Plan. (21)
 10.48      Agreement and Plan of  Merger, dated as of  November 17,
            1994, among  Amgen Inc.,  Amgen Acquisition  Subsidiary,
            Inc. and Synergen, Inc. (22)
 10.49      Third  Amendment  to  Rights  Agreement,   dated  as  of
            February 21, 1995, between Amgen Inc. and American Stock
            Transfer Trust and Trust Company (23)

 10.50      Credit Agreement, dated as of June 23, 1995, among Amgen
            Inc., the  Borrowing  Subsidiaries  named  therein,  the
            Banks named therein, Swiss Bank Corporation and ABN AMRO
            Bank N.V., as Issuing Banks, and Swiss Bank Corporation,
            as Administrative Agent.(24)
 11         Computation of per share earnings.
 27         Financial Data Schedule.
----------------
* Management contract or compensatory plan or arrangement.

(1) Filed as an exhibit to the Annual Report on Form 10-K for the year ended March 31, 1984 on June 26, 1984 and incorporated herein by reference.
(2) Filed as an exhibit to Quarterly Report on Form 10-Q for the quarter ended September 30, 1985 on November 14, 1985 and incorporated herein by reference.
(3)  Filed as an  exhibit to Quarterly  Report on Form  10-Q for  the quarter ended December 31, 1985 on February 3, 1986 and incorporated herein by reference.
(4) Filed as an exhibit to Amendment No. 1 to Form S-1 Registration Statement (Registration No. 33-3069) on March 11, 1986 and incorporated herein by reference.
(5) Filed as an exhibit to the Form 10-K Annual Report for the year ended March 31, 1987 on May 18, 1987 and incorporated herein by reference.
(6) Filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1987 on August 12, 1987 and incorporated herein by reference.
(7) Filed as an exhibit to Form 8 amending the Quarterly Report on Form 10-Q for the quarter ended June 30, 1988 on August 25, 1988 and incorporated herein by reference.
(8) Filed as an exhibit to the Form 8-K Current Report dated January 24, 1989 and incorporated herein by reference.
(9) Filed as an exhibit to the Annual Report on Form 10-K for the year ended March 31, 1989 on June 28, 1989 and incorporated herein by reference.
(10) Filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1989 on August 14, 1989 and incorporated herein by reference.
(11) Filed as an exhibit to the Form 8-K Current Report dated January 22, 1991 and incorporated herein by reference.
(12) Filed as an exhibit to the Form 8-K Current Report dated April 12, 1991 and incorporated herein by reference.
(13) Filed as an exhibit to the Annual Report on Form 10-K for the year ended March 31, 1991 on July 1, 1991 and incorporated herein by reference.
(14) Filed as an exhibit to the Form 8-K Current Report dated July 24, 1991 and incorporated herein by reference.
(15) Filed as an exhibit to Form S-3 Registration Statement dated December 19, 1991 and incorporated herein by reference.
(16) Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1992 on March 30, 1993 and incorporated herein by reference.
(17) Filed as an exhibit to the Form 8-A dated March 31, 1993 and incorporated herein by reference.
(18) Filed as an exhibit to the Form 10-Q for the quarter ended March 31, 1993 on May 17, 1993 and incorporated herein by reference.
(19) Filed as an exhibit to the Form 10-Q for the quarter ended June 30, 1993 on August 16, 1993 and incorporated herein by reference.
(20) Filed as an exhibit to the Form 10-Q for the quarter ended September 30, 1993 on November 12, 1993 and incorporated herein by reference.
(21) Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1993 on March 25, 1994 and incorporated herein by reference.
(22) Filed as an exhibit to the Form 8-K Current Report dated November 18, 1994 on December 2, 1994 and incorporated herein by reference.
(23) Filed as an exhibit to the Form 8-K Current Report dated February 21, 1995 on March 7, 1995 and incorporated herein by reference.
(24) Filed as an exhibit to the Form 10-Q for the quarter ended June 30, 1995 on August 11, 1995 and incorporated herein by reference.