Form 10-K
period 1995-12-31
AMGEN INC
filed 1996-03-29
CIK 318154

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON D.C. 20549
                              FORM 10-K
(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1995
          OR
[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter  period  that  the  registrant  was  required  to  file  such reports), and (2) has  been subject to  such filing requirements  for
the past 90 days.        Yes  X  No
Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The approximate aggregate market value of voting stock held by non-affiliates of the registrant was $15,624,694,000 as of February 29, 1996 (A)
                           261,501,157 (B)
  (Number of shares of common stock outstanding as of February 29, 1996)

Documents incorporated by reference:
                Document                             Form 10-K Parts
Definitive Proxy Statement, to be filed within 120 days of
  December 31, 1995 (specified portions)                         III

(A) Excludes 4,508,450 shares of common stock held by directors and officers, and stockholders whose ownership exceeds five percent of
the shares outstanding, at  February 29, 1996.   Exclusion of  shares
held by any person should not be construed to indicate that such person possesses the power, directly or indirectly, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.
(B) All share numbers have been retroactively adjusted to reflect a two-for-one split of the common stock effected in the form of a 100% stock dividend.

                               PART I


Item 1.   BUSINESS

Overview

     Amgen Inc. ("Amgen" or the "Company") is a global biotechnology company that develops, manufactures and markets human therapeutics based on advanced cellular and molecular biology.

     The Company manufactures and markets two human therapeutic products, NEUPOGEN(R) (Filgrastim) and EPOGEN(R) (Epoetin alfa). NEUPOGEN(R) selectively stimulates the production of neutrophils, one type of white blood cell. The Company markets NEUPOGEN(R) in the
United States, countries of the European Union ("EU"), Canada and Australia for use in decreasing the incidence of infection in patients undergoing myelosuppressive chemotherapy. In addition, NEUPOGEN(R) is marketed in most of these countries for use in reducing the duration of neutropenia for patients undergoing myeloablative therapy followed by bone marrow transplantation, for treating patients with severe chronic neutropenia, and to support peripheral blood progenitor cell ("PBPC") transplantations. EPOGEN(R) stimulates the production of red blood cells and is marketed by Amgen in the United States for the treatment of anemia associated with chronic renal failure in patients on dialysis.

     The Company focuses its research on biological cell/tissue events and its development efforts on human therapeutics in the areas of hematopoiesis, neurobiology, inflammation, endocrinology, and soft tissue repair and regeneration. The Company has research facilities in the United States and Canada and has clinical development staff in the United States, the EU, Canada, Australia, Japan and Hong Kong. To augment internal research and development efforts the Company has established external research collaborations and has acquired certain product and technology rights.

     Amgen operates commercial manufacturing facilities located in the United States and Puerto Rico. A sales and marketing force is maintained in the United States, the EU, Canada, and Australia. In addition, Amgen has entered into licensing and co-promotion agreements to market NEUPOGEN(R) and EPOGEN(R) in certain geographic areas.

     The Company was incorporated in California in 1980 and was merged into a Delaware corporation in 1987. Amgen's principal executive offices are located at 1840 Dehavilland Drive, Thousand Oaks, California 91320-1789.

Products

  Recombinant human granulocyte colony-stimulating factor

     NEUPOGEN(R) (proper name - Filgrastim) is Amgen's trademark for its recombinant human granulocyte colony-stimulating factor ("G-CSF"), a protein that selectively stimulates production of certain white blood cells known as neutrophils. Neutrophils are the body's first defense against infection. Treatments for various diseases and diseases themselves can result in extremely low numbers of neutrophils, or neutropenia. Myelosuppressive chemotherapy, one treatment option for individuals with cancer, targets cell types which grow rapidly, such as tumor cells, neutrophils and other blood cells. Providing NEUPOGEN(R) as an adjunct to myelosuppressive chemotherapy can reduce the duration of neutropenia and thereby reduce the potential for infection.

     Congenital neutropenia is an example of disease-related neutropenia. In congenital neutropenia, the body fails to manufacture sufficient neutrophils. Chronic administration of NEUPOGEN(R) has been shown to reduce the incidence and duration of neutropenia-related consequences such as fever and infections in patients with congenital neutropenia.

     Patients undergoing bone marrow transplantation are treated with NEUPOGEN(R) to accelerate recovery of neutrophils following chemotherapy and bone marrow infusion. NEUPOGEN(R) also has been shown to induce immature blood cells (progenitor cells) to migrate
(mobilize) from the bone marrow into the blood circulatory system. When these progenitor cells are collected from the blood, stored and re-infused after chemotherapy (transplanted), recovery of platelets, red blood cells and neutrophils is accelerated. PBPC transplantation is becoming an alternative to autologous bone marrow transplantation in some patients.

     The Company began selling NEUPOGEN(R) in the United States in February 1991 (see "Joint Venture and Business Relationships - Kirin Brewery Company, Limited"). NEUPOGEN(R) was initially indicated to decrease the incidence of infection as manifested by febrile neutropenia for patients with non-myeloid malignancies undergoing myelosuppressive chemotherapy. The U.S. Food and Drug Administration ("FDA") subsequently cleared supplements to the Filgrastim product license which include claims to reduce the duration of neutropenia for patients with non-myeloid malignancies undergoing myeloablative therapy followed by bone marrow transplantation and to reduce the incidence and duration of neutropenia-related consequences in symptomatic patients with congenital neutropenia, cyclic neutropenia or idiopathic neutropenia. In December 1995, NEUPOGEN(R) received FDA clearance for use in mobilization of PBPC for stem cell transplantation.

     In the EU, Canada and Australia, NEUPOGEN(R) is marketed as an adjunct to chemotherapy and a treatment for patients with severe chronic neutropenia. In the EU and Australia, NEUPOGEN(R) is also marketed for use in reducing the duration of neutropenia for patients undergoing myeloablative therapy followed by bone marrow transplantation and to support PBPC transplantations. In March 1996, NEUPOGEN(R) was approved for use in the United Kingdom as a supportive therapy to treat neutropenia in people with advanced HIV infection.

     In Japan, Taiwan and Korea, Kirin Brewery Company, Limited ("Kirin"), was granted rights to market G-CSF under licensing agreements with Kirin-Amgen, Inc. ("Kirin-Amgen"). Kirin-Amgen is a joint venture between the Company and Kirin (see "Joint Ventures and Business Relationships - Kirin Brewery Company, Limited"). Kirin markets its G-CSF product in these countries under the trademark GRAN(R).

     The Company is conducting numerous clinical trials with NEUPOGEN(R). Later stage trials are examining NEUPOGEN(R) as an adjunct to dose-intensified chemotherapy in patients with various tumor types and for the treatment of neutropenia in HIV-infected patients. In 1995, the Company completed a Phase 3 clinical trial in patients with severe community-acquired pneumonia. Although the primary endpoint was not met, NEUPOGEN(R) was found to have statistically significant clinical benefits relating to two serious complications of pneumonia: reducing the incidence of end organ failures and reducing the incidence of adult respiratory distress syndrome. The Company is continuing the clinical development of
NEUPOGEN(R) for severe pneumonia. The Company also completed clinical trials examining NEUPOGEN(R) as an adjunct to chemotherapy in patients with acute myelogenous leukemia. A licensing application for approval of this supplemental indication will be submitted to the U.S., European, Canadian and Australian regulatory authorities.

     For the years ended December 31,  1995, 1994 and 1993, sales  of
NEUPOGEN(R)  accounted   for   approximately  48%,   50%   and   52%,
respectively, of total revenues.

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

     In the United States, Amgen was granted rights to market recombinant human erythropoietin under a licensing agreement with Kirin-Amgen (see "Joint Ventures and Business Relationships - Kirin Brewery Company, Limited"). The Company began selling EPOGEN(R) in 1989 when the FDA gave clearance for its use in the treatment of anemia associated with chronic renal failure. The FDA designated EPOGEN(R) as an orphan drug, and such designation will expire in 1996. In July 1994, the FDA cleared a supplement to the Epoetin alfa product license which included an expanded target hematocrit range for patients with chronic renal failure. The target hematocrit, or percentage of red blood cells, was expanded to a range of 30 to 36 percent from the previously indicated range of 30 to 33 percent. Ongoing clinical trials are investigating whether there are additional benefits for dialysis patients in maintaining a higher, even more normal, hematocrit range. The Company markets EPOGEN(R) in the United States for dialysis patients, a market to which Amgen has maintained exclusive rights.

     Amgen has granted Ortho Pharmaceutical Corporation, a subsidiary of Johnson & Johnson, hereafter referred to as "Johnson & Johnson", a
license   to   pursue   commercialization   of   recombinant    human
erythropoietin as a human therapeutic in the United States in all
markets other  than  dialysis and diagnostics.   See Note 1 to the
Consolidated Financial Statements - "Product sales" and Note 5 to the Consolidated Financial Statements - "Johnson & Johnson arbitrations".

     In August 1995, the U.S. Patent and Trademark Office issued to the Company a patent on the process for the manufacture of recombinant human erythropoietin. The patent provides protection against the making, importation, use or sale of recombinant human erythropoietin in the United States.

     In Japan, Kirin was granted rights to market recombinant human erythropoietin under a licensing agreement with Kirin-Amgen (see "Joint Ventures and Business Relationships - Kirin Brewery Company, Limited"). Kirin markets its recombinant human erythropoietin product under the trademark ESPO(R).

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

     For the years ended December 31, 1995, 1994 and 1993, sales of EPOGEN(R) accounted for approximately 45%, 44% and 42%, respectively, of total revenues.

Product Candidates

  Consensus interferon

     Interferons are a class of naturally occurring proteins with anti-viral and anti-tumor activity that also modulate the immune system. INFERGEN(R), Amgen's consensus interferon, is a non-naturally occurring protein that combines structural features of many interferon sub-types. A Phase 3 clinical trial for treatment of chronic hepatitis C with INFERGEN(R), completed in 1995, indicated that INFERGEN(R) is safe and effective in treating this disease. Hepatitis C viral infection is a potentially deadly disease that, if not treated, may lead to cirrhosis and liver cancer. The Company is preparing a biologics license application for submission to the FDA. Amgen is exploring out-licensing opportunities for INFERGEN(R) with several companies as a potential alternative to marketing this product candidate through the Company's sales force. A decision will be made in 1996.

  Hematopoietic growth factors

     Hematopoietic growth factors are proteins which influence growth, migration, and maturation of certain types of blood cells. Stem cell factor ("SCF"), one of the Company's hematopoietic growth factors in development, may influence the production, mobilization, and maturation of progenitor cells. Human clinical trials are underway to investigate the utility of SCF in combination with

NEUPOGEN(R) for improved mobilization of progenitor cells prior to PBPC transplantation. A Phase 3 study of SCF in this indication is underway.

     The Company's novel platelet growth factor, MGDF, another hematopoietic growth factor, has been shown in pre-clinical and early clinical research to be a promising agent for ameliorating the thrombocytopenia caused by intensive chemotherapy or irradiation. Thrombocytopenia, or severely depressed platelet numbers, can result in severe internal bleeding. The Company is collaborating in the development of MGDF with Kirin (see "Joint Ventures and Business Relationships - Kirin Brewery Company, Limited"), and human clinical testing is underway. In 1995, Amgen, Kirin, and Kirin-Amgen signed agreements with Novo Nordisk A/S and certain of its subsidiaries (including ZymoGenetics, Inc.) for rights to thrombopoietin, a protein hormone that stimulates the production of platelets in the blood. The acquisition of these rights complements the development of MGDF.

  Cell therapy

     Cell selection technology complements the Company's research and development efforts in hematopoiesis. Amgen's hematopoietic growth factors, together with selected hematopoietic cells, enable the Company to pursue the investigation of new and potentially more effective cancer therapy protocols. In 1994, Amgen acquired an equity interest in AmCell Inc. ("AmCell"), a U.S. company which will develop and manufacture cell selection and characterization devices based on the technology of Miltenyi Biotec GmbH. Amgen and AmCell entered into an agreement whereby AmCell will manufacture certain cell selection devices for Amgen, and Amgen will clinically develop and commercialize these devices (see "Joint Ventures and Business Relationships - AmCell Inc."). Amgen has initiated clinical trials in cell selection.

  Neurobiology

     The Company has extensive discovery programs in neurological and neuroendocrine disorders. Neurotrophic factors are proteins which play a role in nerve cell protection and regeneration and which may therefore be useful in treating a variety of neurological disorders, including neurodegenerative diseases of the central and peripheral nervous systems, and also nerve injury or trauma. Human clinical testing of two neurotrophic factors, brain-derived neurotrophic factor ("BDNF") and neurotrophin-3 ("NT-3"), is currently being conducted in collaboration with Regeneron Pharmaceuticals, Inc. ("Regeneron") (see "Joint Ventures and Business Relationships -
Regeneron Pharmaceuticals, Inc."). BDNF is being investigated to treat amyotrophic lateral sclerosis ("ALS" or Lou Gehrig's disease), a fatal disorder which causes rapid degeneration of motor neurons that innervate skeletal muscles. In 1995, Phase 1/2 trials with BDNF were completed showing that BDNF appears to be safe and well tolerated in treating people with ALS, and a Phase 3 trial was initiated to confirm the therapeutic benefits and safety of BDNF in slowing the progression of ALS. NT-3 is being investigated in treating peripheral neuropathies.

     Glial cell line derived neurotrophic factor ("GDNF") was added to the Company's neurobiology research program through the acquisition of Synergen, Inc. ("Synergen") (see Note 2 to the Consolidated Financial Statements). GDNF is in preclinical studies for possible use in the treatment of Parkinson's disease and other motor neuron diseases.

  Inflammation

     The inflammatory response is essential for defense against harmful micro-organisms and for the repair of damaged tissues. The failure of the body's control mechanisms regulating inflammatory response occurs in conditions such as rheumatoid arthritis, acute respiratory distress syndrome and asthma. Tumor necrosis factor binding protein ("TNFbp") and interleukin-1 receptor antagonist ("IL-1ra") are two product candidates added to the Company's inflammation research program through the acquisition of Synergen. TNFbp is currently in preclinical studies for possible use in the treatment of rheumatoid arthritis, inflammatory bowel disease, pancreatitis and multiple sclerosis. IL-1ra is in clinical studies for rheumatoid arthritis. The Company is also conducting research to discover and develop other molecules for the treatment of inflammatory diseases.

  Endocrinology

     Leptin is the protein produced by the obesity gene which is made in fat cells and is believed to help regulate the amount of fat stored by the body. This protein has been shown in some early pre-clinical animal models to produce a reduction in body weight and body fat. In 1995, The Rockefeller University granted to the Company an exclusive license which allows the Company to develop products based on the obesity gene (see "Joint Venture and Business Relationships - Other business relationships"). The Company anticipates beginning human clinical trials of Leptin in 1996.

     Primary hyperparathyroidism ("HPT") is a disorder that causes excessive secretion of parathyroid hormone from the parathyroid gland, leading to elevated serum calcium, called hypercalcemia. Symptoms may include bone loss, gastrointestinal distress, muscle weakness, depression and forgetfulness. This disorder currently lacks effective treatment other than surgery. Secondary HPT is commonly seen as a result of kidney failure, affecting as many as 80 percent of dialysis patients. The Company has entered into an agreement with NPS Pharmaceuticals, Inc. ("NPS") for Amgen to develop and commercialize NPS's NORCALCIN(TM) and other compounds based on NPS's proprietary calcium receptor technology for the treatment of HPT and certain other indications (see "Joint Venture and Business Relationships - Other business relationships"). NORCALCIN(TM) is being investigated as a treatment for primary and secondary HPT.

  Soft tissue repair and regeneration

     Soft tissue growth factors are believed to play a role in accelerating or improving tissue regeneration and wound healing. In some cases, these agents may also protect tissues from injuries such as irradiation, chemotherapy, and hyperoxia. These growth factors likely regulate a broad range of cellular activities. Amgen currently is conducting research on certain tissue growth factors including keratinocyte growth factor ("KGF"). Human clinical trials have been initiated for KGF.

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

  F. Hoffmann-La Roche Ltd.

     Amgen and F. Hoffmann - La Roche Ltd. ("Roche") entered into a co-promotion agreement in September 1988 for the sale of NEUPOGEN(R) (Filgrastim) in the EU. Under this agreement, Amgen and Roche share the clinical development, regulatory and commercialization responsibilities for the product. Amgen manufactures NEUPOGEN(R), and the two companies share in the profits from sales of NEUPOGEN(R) in the EU. This agreement allows Amgen the option to regain complete control for marketing the product in the future.

     In 1989, Amgen and Roche entered into another agreement to commercialize NEUPOGEN(R) in certain European countries not located within the EU. Under this agreement, Roche markets NEUPOGEN(R) in these countries and pays a royalty to Amgen on these sales.

  Johnson & Johnson

     Amgen  granted   Johnson  &   Johnson   a  license   to   pursue
commercialization of recombinant human erythropoietin as a human therapeutic in the United States in all markets other than dialysis and diagnostics. The Company is engaged in arbitration proceedings regarding this agreement. For a complete discussion of this matter, see Note 5 to the Consolidated Financial Statements - "Johnson & Johnson arbitrations".

  Kirin Brewery Company, Limited

     The Company has a 50-50 joint venture (Kirin-Amgen) with Kirin. Kirin-Amgen was formed in 1984 to develop and commercialize certain of the Company's technologies. Amgen and Kirin have been exclusively licensed by Kirin-Amgen to manufacture and market recombinant human erythropoietin in the United States and Japan, respectively. Kirin-Amgen has also granted Amgen an exclusive license to manufacture and market G-CSF in the United States, Europe, Canada, Australia and New Zealand. Kirin has been licensed by Kirin-Amgen with similar rights for G-CSF in Japan, Taiwan and Korea. Kirin markets recombinant human erythropoietin in the Peoples Republic of China under a separate agreement. In 1994, Kirin-Amgen licensed to Amgen and Kirin the rights to develop and market MGDF.

     Pursuant to the  terms of  agreements entered  into with  Kirin-
Amgen, the Company conducts certain research and development activities on behalf of Kirin-Amgen and is paid for such services at a negotiated rate. Included in revenues from corporate partners in the Company's Consolidated Financial Statements for the years ended December 31, 1995, 1994 and 1993, are $72.6 million, $58.6 million and $41.2 million, respectively, related to these agreements.

     In connection with its various agreements with Kirin-Amgen, the Company has been granted sole and exclusive licenses for the manufacture and sale of certain products in specified geographic areas of the world. In return for such licenses, the Company paid Kirin-Amgen stated amounts upon the receipt of the licenses and/or pays Kirin-Amgen royalties based on sales. During the years ended December 31, 1995, 1994 and 1993, Kirin-Amgen earned royalties from Amgen of $74.2 million, $67.5 million and $53.1 million, respectively, under such agreements.

  Regeneron Pharmaceuticals, Inc.

     In 1990, the Company entered into a collaboration agreement with Regeneron to co-develop and commercialize BDNF and NT-3 in the United States. In addition, Regeneron licensed these potential products to Amgen for development in certain other countries. To facilitate this collaboration, the Company and Regeneron formed Amgen-Regeneron Partners, a 50-50 partnership. Amgen-Regeneron Partners commenced operations with respect to BDNF in June 1993. Operations with respect to NT-3 began in January 1994.

  AmCell Inc.

     During 1994, Amgen acquired an equity interest in AmCell Inc., a company which will manufacture cell selection and characterization devices based on the technology of Miltenyi Biotec GmbH ("Miltenyi"). Amgen has an exclusive license to clinically develop and commercialize selected products of AmCell incorporating Miltenyi technology in exchange for development funding and milestone payments.

  Synergen Clinical Partners

     Synergen Clinical Partners, L.P. ("SCP"), a limited partnership, was formed to fund development and commercialization of IL-1ra in certain geographic areas. The general partner of SCP was a wholly-owned subsidiary of Synergen and is now a wholly-owned subsidiary of the Company. This wholly-owned subsidiary would be obligated to pay SCP royalties on sales of such products and a milestone payment upon receiving the first FDA marketing approval of an IL-1ra product. In connection with the formation of SCP, Synergen was granted options to purchase all of the limited partners' interests in SCP upon the occurrence of certain future events for a specified amount of consideration.

  Other business relationships

     In 1995, the Company obtained an exclusive license from The Rockefeller University which allows the Company to develop products based on the obesity gene. Amgen made a $20 million payment upon signing the agreement and will make payments for milestones and royalties on sales of any resulting products. The Company also entered into an agreement with NPS Pharmaceuticals, Inc. for Amgen to develop and commercialize NORCALCIN(TM) and other compounds based on NPS's proprietary technology. Under this agreement, Amgen made a $10 million signing payment and will make milestone payments and royalty payments on sales of any resulting products. In addition to these agreements, the Company has an extensive number of other corporate and academic research collaborations.

Marketing

     In the  United States,  the Company's  sales force  markets  its products to physicians and pharmacists primarily in hospitals and clinics. The Company has chosen to use major wholesale distributors of pharmaceutical products as the principal means of distributing EPOGEN(R) (Epoetin alfa) and NEUPOGEN(R) (Filgrastim) to clinics, hospitals and pharmacies. Sales to Bergen Brunswig Corporation and Cardinal Distribution, two major distributors of these products, accounted for 21% and 15%, and 22% and 16%, respectively, of total
revenues  for   the   years   ended   December 31, 1995  and   1994,
respectively. Sales to Bergen Brunswig Corporation and McKesson Drug Company accounted for 23% and 10% of total revenues for the year ended December 31, 1993.

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

     Except for purchases by Veterans Administration hospitals, the Company does not receive any payments directly from the Federal Government, nor does it have any significant supply contracts with the Federal Government. However, the use of NEUPOGEN(R) and EPOGEN(R) by hospitals, clinics, and physicians may be impacted by the amount and methods of reimbursement that they receive from the Federal Government.

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

     NEUPOGEN(R) sales volumes in both the United States and Europe are influenced by a number of factors including underlying demand, government financial constraints, private sector financial constraints, seasonal changes in cancer chemotherapy administration, and wholesaler management practices.

     In Canada and Australia, NEUPOGEN(R) is marketed by the  Company
directly  to   hospitals,  pharmacies   and  medical   practitioners.
Distribution is handled by third party contractors.

Competition

     Competition is intense among companies that develop and market products based on advanced cellular and molecular biology. Amgen has a number of competitors, including Chiron Corp., Chugai Pharmaceutical Co., Ltd., Genetics Institute and Immunex Corp. (subsidiaries of American Home Products Corp.), Genentech, Inc., Rhone-Poulenc Rorer Inc., Sandoz Ltd. and Schering-Plough Corp. For products which the Company manufactures and markets, it faces significant competition from these and other biotechnology and pharmaceutical firms in the United States, Europe and elsewhere, some of whom have greater resources than the Company. Certain specialized biotechnology firms have also entered into cooperative arrangements with major companies for development and commercialization of products, creating an additional source of competition.

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

     NEUPOGEN(R) currently faces market competition from a competing CSF product, granulocyte macrophage colony-stimulating factor ("GM-CSF") and from the chemoprotectant, amifostine (WR-2721). Potential future sources of competition include other GM-CSF products, PIXY 321, PGG-glucan, FLT-3 ligand and IL-11, among others.

     Chugai Pharmaceuticals Co., Ltd. ("Chugai") markets a G-CSF product in Japan as an adjunct to chemotherapy and as a treatment for bone marrow transplant patients. In June 1993, Chugai and Rhone-Poulenc Rorer Inc. received a favorable opinion from the Committee for Proprietary Medicinal Products for this G-CSF product as an adjunct to chemotherapy and as a treatment in bone marrow transplant settings and began market launches in certain EU countries in early 1994. Chugai, through its licensee, AMRAD, markets this G-CSF product in Australia as an adjunct to chemotherapy and as a treatment for patients receiving bone marrow transplants. Under an agreement with Amgen, Chugai is precluded from selling its G-CSF product in the United States, Canada and Mexico.

     Immunex Corp. markets GM-CSF in the United States for bone marrow transplant and PBPC transplant patients and as an adjunct to chemotherapy treatments for acute non-lymphocytic leukemia ("ANLL"). Immunex Corp. is also pursuing other indications for its GM-CSF product including use in treating HIV-infected patients, other infectious diseases and as an adjunct to chemotherapy outside the limited setting of ANLL. Behringwerke AG markets this GM-CSF product in Europe in similar settings. Sandoz Ltd. markets another GM-CSF product for use in bone marrow transplant patients, as an adjunct to chemotherapy and as an adjunct to gancyclovir treatment of HIV-infected patients in the EU and certain other countries. This GM-CSF product is currently being developed for similar indications in the United States and Canada.

     In 1995, amifostine received clearance from the FDA as a cytoprotective agent for the combination regimen cyclophosphamide and cisplatinum in patients with advanced ovarian carcinoma. It is used to limit renal toxicity associated with this treatment. Amifostine is also being pursued as a treatment to reduce fever, infection and neutropenia during chemotherapy. U.S. Bioscience, in collaboration with Alza Corp., markets amifostine in the United States. Schering Plough markets amifostine in the EU.

     Immunex Corp. is developing PIXY 321 in the United States as an adjunct to chemotherapy and for treating patients receiving bone marrow transplants. PIXY 321 is being developed for use outside North America by American Home Products Corp. Alpha Beta Technologies is developing PGG-glucan for the treatment of certain infectious diseases, as an adjunct to chemotherapy and for use in PBPC transplantation.

     Other products which address potential markets for G-CSF may be identified and developed by competitors in the future. Such products could also present competition in potential markets for SCF. Research and development of other hematopoietic growth factors, including those that may compete with MGDF, is being conducted by several companies including Genentech, Inc., Immunex Corp., Sandoz Ltd. and Genetics Institute, Inc.

     INFERGEN(R) would face competition from interferons and other related products, several of which are in development or on the market. Schering-Plough Corp. and Roche are major suppliers of interferons.

     Several companies are developing neurotrophic factors including Cephalon Inc., Genentech, Inc. and Regeneron. Many companies are believed to be conducting research in the area of inflammation including Celltech, Ltd., ICOS Corporation, Rhone-Poulenc Rorer Inc. and AutoImmune.

     Many companies have obesity research programs and are believed to be developing obesity treatments including Millennium Pharmaceuticals, Inc. (in collaboration with Roche), Progenitor Inc. (a subsidiary of Interneuron Pharmaceuticals Inc.), Neurogen Inc. (in collaboration with Pfizer), Bristol Myers Squibb, CIBA Geigy, Eli Lilly and Merck. NORCALCIN(TM) would face competition from a product currently marketed by Abbott Laboratories which treats secondary HPT. In addition, other products to treat primary and secondary HPT are currently being developed by Abbott Laboratories, Lunar and Chugai.

     The Company faces competition from several companies in the development and utilization of cell selection and characterization devices. Companies involved in the development of these devices and ex-vivo cell expansion with growth factors are Baxter, Cellpro, Rhone Poulenc Rorer Inc. in collaboration with Applied Immune Sciences and Systemix in collaboration with Sandoz Ltd.

     Companies believed to be developing certain tissue growth factors include Creative Biomolecules, Inc., Chiron Corp. (in collaboration with Johnson & Johnson), Genentech, Inc., Immunex Corp., Scios Nova Inc. and ZymoGenetics, Inc.

Research and Development

     The Company's two primary sources of new product candidates are internal research and development and acquisition and licensing from third parties. Research and development expense, which includes technology license fees paid to third parties, for the years ended December 31, 1995, 1994 and 1993 were $451.7 million, $323.6 million and $255.3 million, respectively. The amount for the year ended December 31, 1994 excludes a $116.4 million write-off of in-process technology purchased in connection with the acquisition of Synergen (see Note 2 to the Consolidated Financial Statements).

Government Regulation

     Regulation by governmental authorities in the United States and other countries is a significant factor in the production and marketing of the Company's products and its ongoing research and development activities. In order to clinically test, manufacture and market products for therapeutic use, Amgen must satisfy mandatory procedures and safety standards established by various regulatory bodies.

     In the United States, the Company's products and product candidates are regulated primarily on a product by product basis under federal law and are subject to rigorous FDA approval procedures. After purification, laboratory analysis and testing in animals, an investigational new drug application is filed with the FDA to begin human testing. A three-phase human clinical testing program must then be undertaken. In Phase 1, studies are conducted to determine the safety and optimal dosage for administration of the product. In Phase 2, studies are conducted to gain preliminary evidence of the efficacy of the product. In Phase 3, studies are conducted to provide sufficient data for the statistical proof of safety and efficacy. The time and expense required to perform this clinical testing can far exceed the time and expense of the research and development initially required to create the product. No action can be taken to market any therapeutic product in the United States until an appropriate license application has been cleared by the FDA. Even after initial FDA clearance has been obtained, further studies are required to provide additional data on safety and would be required to gain clearance for the use of a product as a treatment for clinical indications other than those initially approved. In addition, use of products during testing and after initial marketing could reveal side effects that could delay, impede or prevent marketing approval, limit uses or expose the Company to product liability claims.

     In addition to human clinical testing, the FDA inspects equipment and facilities prior to providing clearance to market a product. If, after receiving clearance from the FDA, a material change is made in manufacturing equipment, location or process, additional regulatory review may be needed.

     In  the   EU  countries,   Canada  and   Australia,   regulatory
requirements and approval processes are similar in principle to those in the United States.

     Amgen's research and manufacturing activities are conducted in voluntary compliance with the National Institutes of Health Guidelines for Recombinant DNA Research. The Company's present and future business has been and will continue to be subject to various other laws and regulations, including environmental laws and regulations.

Patents and Trademarks

     Patents are very important to the Company in establishing proprietary rights to the products it has developed. The Company has filed applications for a number of patents and it has been granted patents relating to recombinant human erythropoietin, G-CSF, consensus interferon and various potential products. The Company has obtained licenses from and pays royalties to third parties. Other companies have filed patent applications or have been granted patents in areas of interest to the Company. There can be no assurance any licenses required under such patents would be available for license on reasonable terms or at all. The Company is engaged in arbitration proceedings with Johnson & Johnson and various patent litigation. For a discussion of these matters see Note 5 to the Consolidated Financial Statements - "Johnson & Johnson arbitrations" and Item 3, "Legal Proceedings".

     The Company  has obtained  U.S. registration  of its  EPOGEN(R),
NEUPOGEN(R)  and  INFERGEN(R)   trademarks.     In  addition,   these
trademarks have been registered in several other countries.

Human Resources

     As of December 31, 1995, the Company had 4,046 employees of which 1,965 were engaged in research and development, 629 were engaged in manufacturing and associated support, 824 were engaged in sales and marketing and 628 were engaged in finance and general administration. There can be no assurance that the Company will be able to continue attracting and retaining qualified personnel in sufficient numbers to meet its needs. None of the Company's employees are covered by a collective bargaining agreement, and the Company has experienced no work stoppages. The Company considers its employee relations to be excellent.

Geographic Area Financial Information

     For financial   information concerning the  geographic areas  in
which the Company operates see Note 12 to the Consolidated  Financial
Statements.


Item 2.   PROPERTIES

     Amgen's principal executive offices and a majority of its administrative, manufacturing and research and development facilities are located in 34 buildings in Thousand Oaks, California. Twenty-nine of the buildings are owned and five are leased. Adjacent to these facilities are four buildings that are under construction and other property acquired in anticipation of future expansion. The Thousand Oaks, California facilities include manufacturing plants licensed by various regulatory bodies that produce commercial quantities of Epoetin alfa and NEUPOGEN(R) (Filgrastim).

     Elsewhere in North America, Amgen owns nine buildings in Boulder, Colorado housing research facilities and a pilot plant. The Company has purchased land in Longmont, Colorado on which it plans to build a new EPOGEN(R) manufacturing plant, and it owns a distribution
center in  Louisville,  Kentucky.   The  Company  leases  a  research
facility  and   administrative  offices   in  Toronto,   Canada,   an
administrative office in Washington, D.C. and five regional sales offices.

     Outside North America, the Company has a formulation, fill and finish facility in Juncos, Puerto Rico which has been licensed by various regulatory bodies. The Company leases facilities in thirteen European countries, Australia, Japan, Hong Kong and the People's Republic of China for administration, marketing and research and development. In addition, the Company has started construction of a European distribution center in the Netherlands.

     Amgen believes that its current facilities plus anticipated additions are sufficient to meet its needs for the next several years.

Item 3.   LEGAL PROCEEDINGS

     The Company is engaged in arbitration proceedings with one of its licensees. For a complete discussion of this matter see Note 5 to the Consolidated Financial Statements - "Johnson & Johnson arbitrations". Other legal proceedings are discussed below. While it is impossible to predict accurately or to determine the eventual outcome of these matters, the Company believes that the outcome of these proceedings will not have a material adverse effect on the financial statements of the Company.

Synergen ANTRIL (TM) litigation

     Lawsuits have been filed against Synergen (now Amgen Boulder Inc.) alleging misrepresentations in connection with its research and development of ANTRIL(TM) for the treatment of sepsis.

     In Johnson v. Amgen Boulder Inc., et al., suits filed on February 14, 1995 in the Superior Court for the State of Washington, King County and in the United States District Court for the Western District of Washington, plaintiff seeks rescission of certain payments made to one of the defendants (or unspecified compensatory damages not less than $50.0 million) and treble damages. The
Superior Court action has been removed to federal court and consolidated with the suit filed in the United States District Court for the Western District of Washington. Plaintiff, a limited partner of defendant Synergen Clinical Partners, L.P., represents a class of other limited partners. The complaints allege violations of federal and state securities laws, violations of other federal and state statutes, fraud, misrepresentation and breach of fiduciary duty. The defendants include Synergen, Synergen Clinical Partners, L.P., Synergen Development Corporation and former officers and directors of Synergen. The Company has answered the complaint, denying plaintiffs' claims and asserting various affirmative defenses.

     Susquehanna Investment Group, et al. v. Amgen Boulder, Inc., et al., was filed in the United States District Court in Denver, Colorado against Synergen and certain of its former officers and directors. The suit, filed on May 19, 1995, is brought by broker-dealers who acted as market makers in Synergen options. The plaintiffs claim in excess of $3.2 million in trading losses on option positions as the result of alleged misrepresentations.

Elanex Pharmaceuticals litigation

     In October 1993, the Company filed a complaint for patent infringement against defendants Elanex Pharmaceuticals, Inc. ("Elanex"), Laboratorios Elanex De Costa Rica, S. A., Bio Sidus S.A., Merckle GmbH, Biosintetica S. A. and other unknown defendants. The complaint, filed in the United States District Court for the Western District of Washington in Seattle, seeks injunctive relief and damages for Elanex's infringement of the Company's patent for DNA sequences and host cells useful in producing recombinant erythropoietin. The complaint also alleges that the foreign defendants entered into agreements with Elanex relating to the production or sale of recombinant erythropoietin and thereby have induced Elanex's infringement.

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

     On September 12, 1994, the Company filed suit in the United States District Court for the District of Massachusetts in Boston, against Genetics Institute, seeking declaratory judgment of patent non-infringement, invalidity and unenforceability against Genetics Institute in respect to U.S. Patent 5,322,837 issued to Genetics Institute, which relates to homogeneous erythropoietin. Genetics Institute answered the complaint and filed a counterclaim against the Company alleging infringement of the same patent. On February 14, 1995, the United States District Court for the District of Massachusetts granted Amgen's motion for a summary judgment enforcing a prior judgment against Genetics Institute and barring Genetics Institute from asserting its U.S. Patent 5,322,837 against Amgen's recombinant erythropoietin. On March 13, 1995, Genetics Institute filed notice of appeal with the United States Court of Appeals for the Federal Circuit. On December 6, 1995, the Federal Circuit Court heard oral argument on the appeal and reserved decision.

Biogen litigation

     On June 15, 1994, Biogen, Inc. ("Biogen") filed suit in the Tokyo District Court in Japan, against Amgen K.K., a subsidiary of the Company, seeking injunctive relief for the alleged infringement of two Japanese patents relating to alpha-interferon.

     On March 10, 1995, Biogen filed suit in the United States District Court for the District of Massachusetts alleging infringement  by  the  Company  of  certain  claims  of  U.S.  Patent
4,874,702 relating to vectors for expressing cloned genes. Biogen alleges that Amgen has infringed its patent by manufacturing and selling NEUPOGEN(R). On March 28, 1995, Biogen filed an amended complaint further alleging that the Company is also infringing the claims of two additional patents allegedly assigned to Biogen, U.S. Patent 5,401,642 and U.S. Patent No. 5,401,658, relating to vectors, methods for making vectors and expressing closed genes. The amended complaint seeks injunctive relief, unspecified compensatory damages and treble damages. On April 24, 1995, the Company answered Biogen's amended complaint, denying its material allegations and pleading counterclaims for declaratory judgment of non-infringement, patent invalidity and unenforceability.


Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted  to a vote  of the Company's  security
holders  during  the   last  quarter   of  its   fiscal  year   ended
December 31, 1995.

                               PART II


Item 5.   MARKET  FOR   REGISTRANT'S   COMMON  EQUITY   AND   RELATED
          STOCKHOLDER MATTERS

Price Range of Common Stock

     The Company's common stock trades on The Nasdaq Stock Market under the symbol AMGN. As of March 5, 1996, there were approximately 13,000 holders of record of the Company's common stock. No cash dividends have been paid on the common stock to date, and the Company currently intends to retain any earnings for development of the Company's business and for repurchases of its common stock.

     The following table sets forth, for the fiscal periods indicated, the range of high and low closing sales prices of the common stock as quoted on The Nasdaq Stock Market for the years 1995 and 1994 (as adjusted retroactively for the August 1995 stock split effected in the form of a dividend of one share of common stock for each share of outstanding common stock):

                                        High         Low
       1995                            -------      -------
       4th Quarter...................  $59-3/8      $43-1/2
       3rd Quarter...................   52           39-1/4
       2nd Quarter...................   40-7/32      33-1/16
       1st Quarter...................   35-3/8       28-1/4

       1994
       4th Quarter...................  $29-11/16    $25-7/16
       3rd Quarter...................   28-7/16      21-5/8
       2nd Quarter...................   23-19/32     17-11/16
       1st Quarter...................   25-7/8       18-7/8

Item 6.   SELECTED FINANCIAL DATA (in millions)

                                       Years Ended December 31,
                               1991    1992     1993     1994     1995
                               ----    ----     ----     ----     ----
Consolidated Statement of
  Operations Data:
Revenues:
 Product sales............... $645.3 $1,050.7 $1,306.3 $1,549.6 $1,818.6
 Other revenues..............   36.7     42.3     67.5     98.3    121.3
Total revenues...............  682.0  1,093.0  1,373.8  1,647.9  1,939.9
Research and development
  expenses...................  120.9    182.3    255.3    323.6    451.7
Write-off of in-process
  technology purchased.......      -        -        -    116.4        -
Marketing and selling
  expenses...................  122.2    184.5    214.1    236.9    272.9
General and administrative
  expenses...................   80.4    107.7    114.3    122.9    145.5
Legal assessment (award).....  129.1    (77.1)   (13.9)       -        -
Net income(1)................   97.9    357.6    383.3    319.7    537.7
Primary earnings per
  share(1)...................    .34     1.21     1.33     1.14     1.92
Cash dividends declared per
  share......................      -        -        -        -        -


                                           At December 31,
                               1991    1992     1993     1994     1995
                               ----    ----     ----     ----     ----
Consolidated Balance Sheet
  Data:
Total assets................. $865.5 $1,374.3 $1,765.5 $1,994.1 $2,432.8
Long-term debt...............   39.7    129.9    181.2    183.4    177.2
Stockholders' equity.........  531.1    933.7  1,172.0  1,274.3  1,671.8



(1) Includes an increase to net income of $8.7 million, or $.03 per share, to reflect the cumulative effect of a change in accounting principle to adopt Statement of Financial Accounting Standard No. 109 in 1993 (see Note 1 to Consolidated Financial Statements). Also includes the write-off of in-process technology purchased of $116.4 million, or $.42 per share, associated with the acquisition of Synergen in 1994 (see Note 2 to Consolidated Financial Statements).

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources

     Cash provided by operating activities has been and is expected to continue to be the Company's primary source of funds. In 1995,
operations   provided   $773.2 million   of   cash   compared   with
$531.9 million in 1994. The Company had cash, cash equivalents, and marketable securities of $1,050.3 million at December 31, 1995, compared with $696.7 million at December 31, 1994.

     Capital expenditures  totaled  $162.7 million in  1995  compared
with $130.8 million in 1994.   Over the next few  years, the Company
expects to spend approximately $250 million to $350 million per year on capital projects and equipment to expand the Company's global operations.

     The Company receives cash from the exercise of employee stock options. In 1995, stock options and their related tax benefits provided $145.4 million of cash compared with $67.5 million in 1994. Proceeds from the exercise of stock options and their related tax benefits will vary from period to period based upon, among other factors, fluctuations in the market value of the Company's stock relative to the exercise price of such options. In 1994, the exercise of warrants associated with Amgen Clinical Partners, L.P.
provided $15.3 million of  cash.     The  right  to  exercise  these
warrants expired on June 30, 1994.

     The Company has a stock repurchase program (see Note 7 to the Consolidated Financial Statements) to offset the dilutive effect of its employee benefit stock option and stock purchase plans. During the year ended December 31, 1995, the Company purchased 7.3 million shares of common stock at a cost of $285.7 million compared with
12.9 million shares purchased at a cost of $300.5 million in 1994. The Company expects to repurchase $350 million to $450 million under the program in 1996.

     To provide for financial flexibility and increased liquidity, the Company has established several sources of debt financing. The Company has a shelf registration under which it can issue up to $200 million of Medium Term Notes. At December 31, 1995, $109.0 million of Medium Term Notes were outstanding which mature in approximately two to eight years. The Company also has a commercial paper program which provides for short-term borrowings up to an aggregate face amount of $200 million. At December 31, 1995, $69.7 million of commercial paper was outstanding, with maturities of less than three months. The Company also has a $150 million revolving line of credit, which primarily supports the Company's commercial paper program. No borrowings on this line of credit were outstanding at December 31, 1995.

     The Company invests its cash in accordance with a policy that seeks to maximize returns while ensuring both liquidity and minimal risk of principal loss. The policy limits investments to certain types of instruments issued by institutions with investment grade credit ratings, and places restrictions on maturities and concentration by type and issuer. The majority of the Company's portfolio is composed of fixed income investments which are subject to the risk of market interest rate fluctuations, and all of the Company's investments are subject to risks associated with the ability of the issuers to perform their obligations under the instruments.

     The Company has a program to manage certain portions of its exposure to fluctuations in foreign currency exchange rates. These exposures primarily result from European sales. The Company generally hedges the related receivables with foreign currency forward contracts, which typically mature within six months. The Company uses foreign currency option and forward contracts which generally expire within 12 months to hedge certain anticipated future sales. At December 31, 1995, outstanding foreign currency option and forward contracts totaled $13.2 million and $70.1 million, respectively.

     The Company believes that existing funds, cash generated from operations, and existing sources of debt financing are adequate to satisfy its working capital and capital expenditure requirements and to support its stock repurchase program for the foreseeable future. However, the Company may raise additional capital from time to time to take advantage of favorable conditions in the markets or in connection with the Company's corporate development activities.

Results of Operations

  Product sales

     In 1995 product sales increased $269.0 million or 17% over the prior year. In 1994, product sales increased $243.3 million or 19% over the prior year.

  NEUPOGEN(R) (Filgrastim)

     The Company's worldwide NEUPOGEN(R) sales were $936.0 million in 1995, an increase of $107.0 million or 13% over the prior year. In 1994, sales were $829.0 million, an increase of $109.6 million or 15% over the prior year.

     Domestic sales of NEUPOGEN(R) were $661.8 million in 1995, an increase of $44.6 million or 7% over the prior year due primarily to increased usage of NEUPOGEN(R) and price increases. In 1994, domestic sales were $617.2 million, an increase of $71.7 million or 13% over the prior year due primarily to the increased usage of NEUPOGEN(R). These results reflect the ongoing and intensifying cost containment pressures in the health care marketplace, including use of guidelines in patient care. This pressure has contributed to the slowing of growth in domestic NEUPOGEN(R) usage over the past several years and is expected to continue to influence such growth for the foreseeable future. During 1995, NEUPOGEN(R) was approved in the United States to support peripheral blood progenitor cell transplants, the product's fourth indication.

     International sales of NEUPOGEN(R), primarily in Europe, were $274.2 million in 1995, an increase of $62.4 million or 29% over the prior year. Three factors, each contributing approximately one third, account for this increase: (1) strong unit demand growth, (2) the inclusion of sales from three additional countries as the result of Austria, Sweden, and Finland joining the European Union ("EU") on January 1, 1995 and (3) the favorable effects of strengthened foreign currencies. Prior to the entry of the three additional countries into the EU, F. Hoffmann La Roche paid the Company royalties on sales in these countries under a license agreement. In 1994, international sales were $211.8 million, an increase of $37.9 million or 22% over the prior year. This increase was primarily due to increased demand. The Company's overall share of the colony stimulating factor market in the EU has decreased since the introduction in 1994 of competing colony stimulating factor products.

     Quarterly NEUPOGEN(R) sales volume in the United States is influenced by a number of factors including underlying demand, seasonal changes in cancer chemotherapy administration, and wholesaler inventory management practices. Wholesaler inventory reductions tend to reduce domestic NEUPOGEN(R) sales in the first quarter each year. In prior years, NEUPOGEN(R) sales in the EU have experienced a seasonal decline to varying degrees in the third quarter.


  EPOGEN(R) (Epoetin alfa)

     EPOGEN(R) sales were $882.6 million in 1995, an increase of $162.0 million or 22% over the prior year. In 1994, EPOGEN(R) sales were $720.6 million, an increase of $133.7 million or 23% over the prior year. These increases were primarily due to an increase in the U.S. dialysis patient population, the administration of higher doses, and to a lesser extent, increased penetration of the dialysis market.

  Cost of sales

     Cost of sales as a percentage of product sales was 15.0%, 15.4% and 16.8% for the years ended December 31, 1995, 1994 and 1993, respectively. In 1996, cost of sales as a percentage of product sales is expected to range from 14% to 15%.

  Research and development

     In 1995 and 1994, research and development expenses increased $128.1 million or 40% and $68.3 million or 27%, respectively, compared with the prior years primarily due to expansion of the Company's internal research and development staff and increases in external research collaborations. The current year amount includes a
charge  for  a  $20 million  signing  payment  to   The  Rockefeller
University and a $10 million charge related to a license fee to NPS Pharmaceuticals for exclusive licenses to certain technologies. Annual research and development expenses are expected to increase at a rate exceeding the anticipated annual product sales growth rate due to planned increases in internal efforts on new product discovery and development and increases in external research collaboration costs, including acquisitions of product and technology rights.

  Write-off of in-process technology purchased

     In December 1994, the Company acquired Synergen, a biotechnology company engaged in the discovery and development of protein-based pharmaceuticals. Synergen was acquired for $254.5 million in cash, including related acquisition costs. The purchase price was assigned to the acquired tangible and intangible assets based on their estimated fair values at the date of acquisition. The value assigned to in-process technology of $116.4 million was expensed during the quarter ended December 31, 1994.

  Marketing and selling

     In 1995 and 1994, marketing and selling expenses increased $36.0 million or 15% and $22.8 million or 11%, respectively, compared with the prior years. These increases primarily reflect marketing efforts to increase the number of patients receiving NEUPOGEN(R) and to bring more patients receiving EPOGEN(R) within the target hematocrit range. In 1996, marketing and selling expenses combined with general and administrative expenses are expected to have an aggregate annual growth rate lower than the anticipated 1996 annual growth in product sales.

  General and administrative

     In 1995 and 1994, general and administrative expenses increased $22.6 million or 18% and $8.6 million or 8%, respectively, compared with the prior years. These increases are primarily due to staff-related expenses. In 1996, general and administrative expenses combined with marketing and selling expenses are expected to have an aggregate annual growth rate lower than the anticipated 1996 annual growth in product sales.

  Interest and other income

     Interest and other income increased $44.6 million or 207% in 1995 compared with the prior year. This increase is primarily due to: (1) capital gains realized in the Company's investment portfolio during 1995 while capital losses were incurred in 1994, (2) higher interest rates earned by the Company's investment portfolio during 1995 and (3) higher current year cash balances. Interest and other income decreased $5.7 million or 21% in 1994 compared with the prior year. Due to significant increases in interest rates during 1994, the Company elected to reposition its fixed income investment portfolio which resulted in capital losses of $16.1 million for the year. In 1993, there were no significant capital gains or losses in the investment portfolio. Interest and other income is expected to fluctuate from period to period primarily due to changes in interest rates and cash balances.

  Income taxes

     In 1995, the Company's effective tax rate was 32.3%. This tax rate reflects tax benefits from the sale of products manufactured in the Puerto Rico fill-and-finish facility which began in the first quarter of 1995. In 1994, the Company's effective tax rate was 45.7%, which is higher than the Company's statutory rate. This is primarily due to the write-off of in-process technology purchased in connection with the Synergen acquisition, which is not deductible for income tax purposes. In 1993, the Company's effective tax rate was 36.8%. The Company expects to maintain tax benefits from its Puerto Rico operations in 1996.

  Financial Outlook

     Worldwide NEUPOGEN(R) sales for 1996 are expected to grow at a rate lower than the 1995 growth rate. Future NEUPOGEN(R) sales increases are dependent primarily upon further penetration of existing markets, the timing and nature of additional indications for which the product may be approved and the effects of competitive products. NEUPOGEN(R) usage is expected to continue to be affected by cost containment pressures on health care providers worldwide. In addition, international NEUPOGEN(R) sales will continue to be subject to changes in foreign currency exchange rates and increased competition.

     EPOGEN(R) sales for 1996 are expected to grow at a rate lower than the 1995 growth rate. The Company anticipates that increases in both the U.S. dialysis patient population and dosing will continue to drive EPOGEN(R) sales. The Company believes that as more dialysis patients' hematocrits reach target levels, the contribution of dosing to sales increases will diminish. Patients receiving treatment for end stage renal disease are covered primarily under medical programs provided by the federal government. Therefore, EPOGEN(R) sales may also be affected by future changes in reimbursement rates or the basis for reimbursement by the federal government.

     The Company anticipates that total product sales and earnings will grow at double digit rates in 1996, but these growth rates are expected to be lower than 1995 growth rates. Estimates of future product sales and earnings, however, are necessarily speculative in nature and are difficult to predict with accuracy.

     Except for the historical information contained herein, the matters discussed in this Annual Report on Form 10-K are by their nature forward-looking. For the reasons stated in this Annual Report or in the Company's other Securities and Exchange Commission filings, or for various unanticipated reasons, actual results may differ materially.

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


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                              PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information concerning the directors of the Company is incorporated by reference to the section entitled "Election of Directors" in the Company's definitive Proxy Statement with respect to the Company's 1996 Annual Meeting to be filed with the Securities and Exchange Commission within 120 days of December 31, 1995 (the "Proxy Statement").

     The executive officers of the Company, their ages as of February 29, 1996 and positions are as follows:

     Mr. Gordon M. Binder, age 60, has served as a director of the Company since October 1988. He joined the Company in 1982 as Vice President-Finance and was named Senior Vice President-Finance in February 1986. In October 1988, Mr. Binder was elected Chief Executive Officer. In July 1990, Mr. Binder became Chairman of the Board.

     Dr. N. Kirby Alton, age 45, became Senior Vice President, Development, in August 1993, having served as Senior Vice President, Therapeutic Product Development, since August 1992. Dr. Alton previously served as Vice President, Therapeutic Product Development, Responsible Head, from October 1988 to August 1992, and as Director, Therapeutic Product Development, from February 1986 to October 1988.

     Mr. Robert S. Attiyeh, age 61, has served as Senior Vice President, Finance and Corporate Development, since joining the Company in July 1994. Prior to joining the Company, Mr. Attiyeh served as a director of McKinsey & Company, a consulting firm, in its Los Angeles, Japan and Scandinavian offices from 1967 to 1994.

     Mr. Stanley  M.  Benson.  age 44,  has  served  as  Senior  Vice
President, Sales and Marketing, since joining the Company in June 1995. Prior to joining the Company, Mr. Benson held a number of executive management positions at Pfizer Inc., a pharmaceutical company, from 1987 to 1995.

     Dr. Dennis M. Fenton, age 44, became Senior Vice President, Operations, in January 1995, having served as Senior Vice President, Sales and Marketing, since August 1992, and having served as Vice President, Process Development, Facilities and Manufacturing Services, from July 1991 to August 1992. Dr. Fenton previously had served as Vice President, Pilot Plant Operations and Clinical Manufacturing, from October 1988 to July 1991, and as Director, Pilot Plant Operations, from 1985 to October 1988.

     Mr. Daryl D. Hill, age 50, became Senior Vice President, Asia Pacific, in January 1994, having served as Vice President, Quality Assurance, from October 1988 to January 1994, and as Director of Quality Assurance from January 1984 to October 1988.

     Mr. Larry  A.  May, age  46,  became Vice  President,  Corporate
Controller and Chief Accounting Officer in October 1991, having served as Corporate Controller and Chief Accounting Officer from October 1988 to October 1991, and as Controller from January 1983 to October 1988.

     Mr. Kevin W. Sharer, age 47, has served as a director of the Company since November 1992. He has served as President and Chief Operating Officer since October 1992. Prior to joining the Company, Mr. Sharer served as President of the Business Markets Division of MCI Communications Corporation, a telecommunications company, from April 1989 to October 1992, and served in numerous executive capacities at General Electric Company from February 1984 to March 1989. Mr. Sharer also serves as a director of Geotek Communications, Inc.

     Mr. George A. Vandeman, age 56, has served as Senior Vice President, General Counsel and Secretary since joining the Company in July 1995. Prior to joining the Company, Mr. Vandeman was a partner of Latham & Watkins, an international law firm, from June 1966 to July 1995.

     Dr. Daniel Vapnek, age 57, became Senior Vice President, Research, in October 1988, having served as Vice President, Research, since January 1986.

     Dr. Linda R. Wudl, age 50, became Vice President, Quality Assurance, in January 1994, having served as Director of Quality Control from April 1991 to January 1994, and as Manager of Quality Control from April 1987 to April 1991.

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


                                 PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
          8-K

(a)  1. Index to Financial Statements

     The following Financial Statements are included herein:

                                                                  Page
                                                                 Number

  Report of Ernst & Young LLP, Independent Auditors .................F-1
  Consolidated Statements of Operations for each of the three years in the period ended December 31, 1995...............F-2 - F-3
  Consolidated Balance Sheets at December 31, 1995 and 1994 .........F-4
  Consolidated Statements of Stockholders' Equity for each of the three years in the period ended December 31, 1995.....F-5 - F-6
  Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1995...............F-7 - F-8
  Notes to Consolidated Financial Statements .................F-9 - F-25

(a)  2. Index to Financial Statement Schedules

     The following  Schedules are  filed as  part of  this Form  10-K
Annual Report:

                                                                  Page
                                                                 Number

     II  Valuation Accounts ......................................F-26

     All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated statements or notes thereto.

(a)  3. Exhibits

Exhibit No.                     Description

  3.1       Restated Certificate of Incorporation. (6)
  3.2 Certificate of Amendment to Restated Certificate of Incorporation, effective as of July 24, 1991. (11)

  3.3       Bylaws, as amended to date. (16)
  4.1       Indenture dated January 1, 1992 between  the Company and
            Citibank N.A., as trustee. (12)
  4.2 Forms of Commercial Paper Master Note Certificates. (15) 10.1* Company's Amended and Restated 1991 Equity Incentive
            Plan. (22)
 10.2*      Company's Amended and  Restated 1984 Stock  Option Plan.
            (22)
 10.3       Shareholder's Agreement of Kirin-Amgen,  Inc., dated May
            11, 1984, between the Company and Kirin Brewery Company,
            Limited (with  certain confidential  information deleted
            therefrom). (1)
 10.4       Amendment Nos. 1, 2,  and 3, dated March  19, 1985, July
            29, 1985  and December  19, 1985,  respectively, to  the
            Shareholder's Agreement of Kirin-Amgen,  Inc., dated May
            11, 1984 (with certain  confidential information deleted
            therefrom). (3)
 10.5       Product License Agreement, dated September 30, 1985, and
            Technology License Agreement, dated,  September 30, 1985
            between the Company and Ortho Pharmaceutical Corporation
            (with   certain    confidential   information    deleted
            therefrom). (2)
 10.6       Product License Agreement, dated September 30, 1985, and
            Technology License Agreement,  dated September  30, 1985
            between  Kirin-Amgen,  Inc.  and   Ortho  Pharmaceutical
            Corporation  (with   certain  confidential   information
            deleted therefrom). (3)
 10.7*      Company's Amended and  Restated Employee  Stock Purchase
            Plan.
 10.8       Research, Development Technology Disclosure  and License
            Agreement PPO, dated  January 20,  1986, by  and between
            the Company and Kirin Brewery Co., Ltd. (4)
 10.9       Amendment  Nos.  4  and   5,  dated  October   16,  1986
            (effective July 1, 1986) and December 6, 1986 (effective
            July  1,  1986),   respectively,  to   the  Shareholders
            Agreement of Kirin-Amgen, Inc. dated May  11, 1984 (with
            certain confidential information deleted therefrom). (5)
 10.10      Assignment and  License  Agreement,  dated  October  16,
            1986, between  the Company  and Kirin-Amgen,  Inc. (with
            certain confidential information deleted therefrom). (5)
 10.11      G-CSF European  License  Agreement,  dated December  30,
            1986, between  Kirin-Amgen, Inc.  and the  Company (with
            certain confidential information deleted therefrom). (5)
 10.12      Research  and  Development  Technology   Disclosure  and
            License Agreement: GM-CSF, dated March 31, 1987, between
            Kirin Brewery  Company, Limited  and  the Company  (with
            certain confidential information deleted therefrom). (5)
 10.13*     Company's Amended  and  Restated  1987 Directors'  Stock
            Option Plan. (22)
 10.14*     Company's Amended and  Restated 1988 Stock  Option Plan.
            (22)
 10.15*     Company's  Retirement  and  Savings  Plan,  amended  and
            restated as of January 1, 1993. (13)
 10.16      Amendment,   dated   June   30,   1988,   to   Research,
            Development,   Technology    Disclosure   and    License
            Agreement: GM-CSF  dated March  31, 1987,  between Kirin
            Brewery Company, Limited and the Company. (6)
 10.17      Agreement on G-CSF in the EU,  dated September 26, 1988,
            between Amgen  Inc.  and  F.  Hoffmann-La  Roche  &  Co.
            Limited Company  (with certain  confidential information
            deleted therefrom). (8)
 10.18      Supplementary Agreement  to Agreement  dated January  4,
            1989 to Agreement  on G-CSF in  the EU,  dated September
            26, 1988, between the Company and F. Hoffmann-La Roche &
            Co.  Limited   Company,   (with   certain   confidential
            information deleted therefrom). (8)
 10.19      Agreement on G-CSF in Certain  European Countries, dated
            January 1, 1989, between  Amgen Inc. and  F. Hoffmann-La
            Roche & Co.  Limited Company (with  certain confidential
            information deleted therefrom). (8)
 10.20      Rights Agreement, dated January 24,  1989, between Amgen
            Inc. and  American  Stock  Transfer and  Trust  Company,
            Rights Agent. (7)
 10.21      First Amendment to  Rights Agreement, dated  January 22,
            1991, between Amgen Inc. and American Stock Transfer and
            Trust Company, Rights Agent. (9)
 10.22      Second Amendment  to Rights  Agreement,  dated April  2,
            1991, between Amgen Inc. and American Stock Transfer and
            Trust Company, Rights Agent. (10)
 10.23      Agency Agreement, dated November 21, 1991, between Amgen
            Manufacturing,  Inc.  and  Citicorp  Financial  Services
            Corporation. (13)
 10.24      Agency Agreement,  dated  May  21, 1992,  between  Amgen
            Manufacturing,  Inc.  and  Citicorp  Financial  Services
            Corporation. (13)
 10.25      Guaranty, dated July 29,  1992, by the Company  in favor
            of Merck Sharp & Dohme Quimica de Puerto Rico, Inc. (14)
 10.26      936 Promissory  Note No.  01, dated  December 11,  1991,
            issued by Amgen Manufacturing, Inc. (13)
 10.27      936 Promissory  Note No.  02, dated  December 11,  1991,
            issued by Amgen Manufacturing, Inc. (13)
 10.28      936 Promissory Note No. 001, dated July 29, 1992, issued
            by Amgen Manufacturing, Inc. (13)
 10.29      936 Promissory Note No. 002, dated July 29, 1992, issued
            by Amgen Manufacturing, Inc. (13)
 10.30      Guaranty, dated  November 21,  1991, by  the Company  in
            favor of Citicorp Financial Services Corporation. (13)
 10.31      Partnership Purchase  Agreement, dated  March 12,  1993,
            between the  Company,  Amgen  Clinical  Partners,  L.P.,
            Amgen  Development  Corporation,  the  Class  A  limited
            partners and the Class B limited partner. (14)
 10.32*     Amgen Supplemental Retirement  Plan dated June  1, 1993.
            (17)
 10.33      Promissory Note of  Mr. Kevin W.  Sharer, dated  June 4,
            1993. (17)
 10.34      Promissory Note of Mr. Larry A.  May, dated February 24,
            1993. (18)
 10.35*     First Amendment dated October 26, 1993  to the Company's
            Retirement and Savings Plan. (18)
 10.36*     Amgen Performance Based Management Incentive Plan. (18)
 10.37      Agreement and Plan of  Merger, dated as of  November 17,
            1994, among  Amgen Inc.,  Amgen Acquisition  Subsidiary,
            Inc. and Synergen, Inc. (19)

 10.38      Third  Amendment  to  Rights  Agreement,   dated  as  of
            February 21, 1995, between Amgen Inc. and American Stock
            Transfer Trust and Trust Company (20)
 10.39      Credit Agreement, dated as of June 23, 1995, among Amgen
            Inc., the  Borrowing  Subsidiaries  named  therein,  the
            Banks named therein, Swiss Bank Corporation and ABN AMRO
            Bank N.V., as Issuing Banks, and Swiss Bank Corporation,
            as Administrative Agent.(21)
 10.40*     Conforming  Amendments  to  the   Amgen  Retirement  and
            Savings Plan.
 10.41*     Second Amendment  to the  Amgen  Retirement and  Savings
            Plan.
 10.42*     Third Amendment  to  the  Amgen Retirement  and  Savings
            Plan.
 10.43*     Fourth Amendment  to the  Amgen  Retirement and  Savings
            Plan.
 10.44      Promissory  Note  of  Mr.  George   A.  Vandeman,  dated
            December 15, 1995.
 10.45      Promissory  Note  of  Mr.  George   A.  Vandeman,  dated
            December 15, 1995.
 10.46      Promissory Note  of  Mr. Stan  Benson,  dated March  19,
            1996.
 11         Computation of per share earnings.
 21         Subsidiaries of the Company.
 23         Consent of Ernst & Young LLP, independent auditors.  The
            consent set forth on  page 35 is incorporated  herein by
            reference.
 24         Power of Attorney.   The Power of Attorney  set forth on
            page 34 is incorporated herein by reference.
 27         Financial Data Schedule.
----------------
* Management contract or compensatory plan or arrangement.

(1) Filed as an exhibit to the Annual Report on Form 10-K for the year ended March 31, 1984 on June 26, 1984 and incorporated herein by reference.
(2) Filed as an exhibit to Quarterly Report on Form 10-Q for the quarter ended September 30, 1985 on November 14, 1985 and incorporated herein by reference.
(3) Filed as an exhibit to Quarterly Report on Form 10-Q for the quarter ended December 31, 1985 on February 3, 1986 and incorporated herein by reference.
(4) Filed as an exhibit to Amendment No. 1 to Form S-1 Registration Statement (Registration No. 33-3069) on March 11, 1986 and incorporated herein by reference.
(5) Filed as an exhibit to the Form 10-K Annual Report for the year ended March 31, 1987 on May 18, 1987 and incorporated herein by reference.
(6) Filed as an exhibit to Form 8 amending the Quarterly Report on Form 10-Q for the quarter ended June 30, 1988 on August 25, 1988 and incorporated herein by reference.
(7) Filed as an exhibit to the Form 8-K Current Report dated January 24, 1989 and incorporated herein by reference.
(8) Filed as an exhibit to the Annual Report on Form 10-K for the year ended March 31, 1989 on June 28, 1989 and incorporated herein by reference.

(9) Filed as an exhibit to the Form 8-K Current Report dated January 22, 1991 and incorporated herein by reference.
(10) Filed as an exhibit to the Form 8-K Current Report dated April 12, 1991 and incorporated herein by reference.
(11) Filed as an exhibit to the Form 8-K Current Report dated July 24, 1991 and incorporated herein by reference.
(12) Filed as an exhibit to Form S-3 Registration Statement dated December 19, 1991 and incorporated herein by reference.
(13) Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1992 on March 30, 1993 and incorporated herein by reference.
(14) Filed as an exhibit to the Form 8-A dated March 31, 1993 and incorporated herein by reference.
(15) Filed as an exhibit to the Form 10-Q for the quarter ended March 31, 1993 on May 17, 1993 and incorporated herein by reference.
(16) Filed as an exhibit to the Form 10-Q for the quarter ended June 30, 1993 on August 16, 1993 and incorporated herein by reference.
(17) Filed as an exhibit to the Form 10-Q for the quarter ended September 30, 1993 on November 12, 1993 and incorporated herein by reference.
(18) Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1993 on March 25, 1994 and incorporated herein by reference.
(19) Filed as an exhibit to the Form 8-K Current Report dated November 18, 1994 on December 2, 1994 and incorporated herein by reference.
(20) Filed as an exhibit to the Form 8-K Current Report dated February 21, 1995 on March 7, 1995 and incorporated herein by reference.
(21) Filed as an exhibit to the Form 10-Q for the quarter ended June 30, 1995 on August 11, 1995 and incorporated herein by reference.
(22) Filed as an exhibit to the Form 10-Q for the quarter ended September 30, 1995 on November 13, 1995 and incorporated herein by reference.

(b)     Reports on Form 8-K

     No reports on Form 8-K were filed by the Company during the three months ended December 31, 1995.

                             SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             Amgen Inc.

                                             (Registrant)



Date:       3/27/96                  By:     /s/ ROBERT S. ATTIYEH
                                             ------------------------
                                             Robert S. Attiyeh
                                             Senior Vice President,
                                             Finance and Corporate
                                             Development, and
                                             Chief Financial Officer

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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/GORDON M. BINDER          3/27/96 /s/WILLIAM K. BOWES, JR.   3/27/96
Gordon M. Binder                     William K. Bowes, Jr.
Chairman of the Board                Director
Chief Executive Officer and
Director
(Principal         Executive         /s/FRANKLIN P. JOHNSON,    3/27/96
Officer)                             JR.
                                     Franklin P. Johnson, Jr.
                                     Director
/s/KEVIN W. SHARER           3/27/96
Kevin W. Sharer
President, Chief Operating           /s/STEVEN LAZARUS          3/27/96
Officer and Director                 Steven Lazarus
                                     Director

/s/ROBERT S. ATTIYEH         3/27/96
Robert S. Attiyeh                    /s/EDWARD J. LEDDER        3/27/96
Senior Vice President,               Edward J. Ledder
Finance and Corporate                Director
Development, and
Chief Financial Officer
                                     /s/GILBERT S. OMENN        3/27/96
                                     Gilbert S. Omenn
/s/LARRY A. MAY              3/27/96 Director
Larry A. May
Vice President,
Corporate Controller and             /s/JUDITH C. PELHAM        3/27/96
Chief Accounting Officer             Judith C. Pelham
                                     Director

/s/RAYMOND F. BADDOUR        3/27/96
Raymond F. Baddour                   /s/BERNARD H. SEMLER       3/27/96
Director                             Bernard H. Semler
                                     Director

                                                           EXHIBIT 23


         CONSENT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


     We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 33-5111) pertaining to the 1984 Stock Option Plan, 1981 Incentive Stock Option Plan and Nonqualified Stock Option Plan of Amgen Inc., in the Registration Statement (Form S-8 No. 33-24013) pertaining to the Amended and Restated 1988 Stock Option Plan of Amgen Inc., in the Registration Statement (Form S-8 No. 33-39183) pertaining to the Amended and Restated Employee Stock Purchase Plan, in the Registration Statement (Form S-8 No. 33-39104) pertaining to the Amgen Retirement and Savings Plan, in the Registration Statement (Form S-8 No. 33-42501) pertaining to the Amended and Restated 1987 Directors' Stock Option Plan, in the Registration Statement (Form S-8 No. 33-42072) pertaining to the Amgen Inc. Amended and Restated 1991 Equity Incentive Plan, in the Registration Statement (Form S-8 No. 33-47605) pertaining to the Retirement and Savings Plan for Amgen Puerto Rico, Inc. and in the Registration Statements (Form S-3 No. 33-22544 and Form S-3 No. 33-44454) of Amgen Inc. and in the related Prospectuses of our report dated January 29, 1996 with respect to the consolidated financial statements and financial statement schedule of Amgen Inc. included in this Annual Report (Form 10-K) for the year ended December 31, 1995.




                                               /s/ ERNST & YOUNG LLP
Los Angeles, California
March 22, 1996

          REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


The Board of Directors and Stockholders of
Amgen Inc.


We have audited the accompanying consolidated balance sheets of Amgen Inc. as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Amgen Inc. at December 31, 1995 and 1994, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                               /s/ ERNST & YOUNG LLP
Los Angeles, California
January 29, 1996

                             AMGEN INC.

                CONSOLIDATED STATEMENTS OF OPERATIONS

            Years ended December 31, 1995, 1994 and 1993
                (In millions, except per share data)

                                      1995        1994        1993
                                    --------    --------    --------
Revenues:
 Product sales....................  $1,818.6    $1,549.6    $1,306.3
 Corporate partner revenues.......      85.2        70.4        48.6
 Royalty income...................      36.1        27.9        18.9
                                    --------    --------    --------
    Total revenues................   1,939.9     1,647.9     1,373.8
                                    --------    --------    --------
Operating expenses:
 Cost of sales....................     272.9       238.1       220.0
 Research and development.........     451.7       323.6       255.3
 Write-off of in-process
    technology purchased..........         -       116.4           -
 Marketing and selling............     272.9       236.9       214.1
 General and administrative.......     145.5       122.9       114.3
 Loss of affiliates, net..........      53.3        31.2        12.6
 Legal award......................         -           -       (13.9)
                                    --------    --------    --------
    Total operating expenses......   1,196.3     1,069.1       802.4
                                    --------    --------    --------

Operating income..................     743.6       578.8       571.4

Other income (expense):
 Interest and other income........      66.1        21.5        27.2
 Interest expense, net............     (15.3)      (12.0)       (6.2)
                                    --------    --------    --------
    Total other income (expense)..      50.8         9.5        21.0
                                    --------    --------    --------
Income before income taxes and
 cumulative effect of a change
 in accounting principle..........     794.4       588.3       592.4
Provision for income taxes........     256.7       268.6       217.8
                                    --------    --------    --------
Income before cumulative effect
 of a change in accounting
 principle........................     537.7       319.7       374.6

Cumulative effect of a change
 in accounting principle..........         -           -         8.7
                                    --------    --------    --------
Net income........................  $  537.7    $  319.7    $  383.3
                                    ========    ========    ========

                       See accompanying notes.
                      (Continued on next page)

                             AMGEN INC.

            Years ended December 31, 1995, 1994 and 1993
                (In millions, except per share data)


                                         1995      1994      1993
                                        -----     -----     -----
  Earnings per share:
    Primary:
       Income before cumulative
         effect of a change in
         accounting principle........   $1.92     $1.14     $1.30
       Cumulative effect of a
         change in accounting
         principle...................       -         -       .03
                                        -----     -----     -----
       Net income....................   $1.92     $1.14     $1.33
                                        =====     =====     =====

    Fully diluted:
       Income before cumulative
         effect of a change in
         accounting principle........   $1.88     $1.13     $1.30
       Cumulative effect of a
         change in accounting
         principle...................       -         -       .03
                                        -----     -----     -----
       Net income....................   $1.88     $1.13     $1.33
                                        =====     =====     =====

  Shares used in calculation of:
    Primary earnings per share.......   280.7     279.6     287.2
    Fully diluted earnings per
       share.........................   285.3     282.2     288.6

                       See accompanying notes.

                             AMGEN INC.

                     CONSOLIDATED BALANCE SHEETS

                     December 31, 1995 and 1994
                (In millions, except per share data)

                                              1995        1994
                                            --------    --------
                               ASSETS
  Current assets:
     Cash and cash equivalents............  $   66.7    $  211.3
     Marketable securities................     983.6       485.4
     Trade receivables, net of allowance
       for doubtful accounts
       of $13.8 in 1995 and $13.3 in
       1994...............................     199.3       194.7
     Inventories..........................      88.8        98.0
     Deferred tax assets, net.............      51.7        70.2
     Other current assets.................      64.0        56.0
                                            --------    --------
       Total current assets                  1,454.1     1,115.6

  Property, plant and equipment at cost,
     net..................................     743.8       665.3
  Investments in affiliated companies.....      95.7        82.3
  Other assets............................     139.2       130.9
                                            --------    --------
                                            $2,432.8    $1,994.1
                                            ========    ========

                LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
     Accounts payable.....................  $   54.4    $   30.5
     Commercial paper.....................      69.7        99.7
     Accrued liabilities..................     459.7       406.2
                                            --------    --------
       Total current liabilities..........     583.8       536.4

  Long-term debt..........................     177.2       183.4
  Contingencies
  Stockholders' equity:
     Common stock and additional
       paid-in capital; $.0001 par
       value; 750.0 shares authorized;
       outstanding - 265.7 shares in
       1995 and 264.7 shares in 1994.....      864.8       719.3
     Retained earnings...................      807.0       555.0
                                            --------    --------
       Total stockholders' equity........    1,671.8     1,274.3
                                            --------    --------
                                            $2,432.8    $1,994.1
                                            ========    ========

                       See accompanying notes.

                             AMGEN INC.

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

            Years ended December 31, 1995, 1994 and 1993
                            (In millions)

                                                Common
                                                 stock
                                                  and
                                       Number additional
                                         of     paid-in  Retained
                                       shares   capital  earnings
                                       ------ ---------  --------
  Balance at December 31, 1992........  272.6   $573.8    $359.9
  Issuance of common stock upon the
    exercise of stock options and in
    connection with an employee stock
    purchase plan.....................    4.6     21.7         -
  Issuance of common stock upon the
    exercise of warrants..............    1.3      5.9         -
  Tax benefits related to stock
    options...........................      -     34.8         -
  Repurchases of common stock.........  (10.1)       -    (207.4)
  Net income..........................      -        -     383.3
                                       ------   ------    ------

  Balance at December 31, 1993........  268.4    636.2     535.8
  Issuance of common stock upon the
    exercise of stock options and in
    connection with an employee stock
    purchase plan.....................    5.7     44.8         -
  Issuance of common stock upon the
    exercise of warrants..............    3.5     15.3         -
  Tax benefits related to stock
    options...........................      -     23.0         -
  Repurchases of common stock.........  (12.9)       -    (300.5)
  Net income..........................      -        -     319.7
                                       ------   ------    ------
  Balance at December 31, 1994........  264.7   $719.3    $555.0

                       See accompanying notes.
                        (Continued next page)

                             AMGEN INC.

            Years ended December 31, 1995, 1994 and 1993
                            (In millions)

                                                Common
                                                 stock
                                                  and
                                       Number additional
                                         of     paid-in  Retained
                                       shares   capital  earnings
                                       ------ ---------  --------
  Balance at December 31, 1994........  264.7   $719.3    $555.0
  Issuance of common stock upon the
    exercise of stock options and in
    connection with an employee stock
    purchase plan.....................    8.3    102.7         -
  Tax benefits related to stock
    options...........................      -     42.8         -
  Repurchases of common stock.........   (7.3)       -    (285.7)
  Net income..........................      -        -     537.7
                                        -----   ------    ------

  Balance at December 31, 1995........  265.7   $864.8    $807.0
                                        =====   ======    ======


                       See accompanying notes.

                             AMGEN INC.

                CONSOLIDATED STATEMENTS OF CASH FLOWS

            Years ended December 31, 1995, 1994 and 1993
                            (In millions)

                                       1995       1994       1993
                                     --------   --------   --------

Cash flows from operating activities:
  Net income........................ $  537.7   $  319.7   $  383.3
  Write-off of in-process
    technology purchased ...........        -      116.4          -
  Depreciation and amortization.....     84.2       74.5       50.7
  Other non-cash expenses...........      0.1        2.8        7.9
  Deferred income taxes.............     23.9        2.4       17.4
  Loss of affiliates, net...........     53.3       31.2       12.6
  Cash provided by (used in):
    Trade receivables, net..........     (4.6)     (30.4)      (8.3)
    Inventories.....................      9.2      (23.3)     (17.9)
    Other current assets............     (8.0)       1.8       (4.8)
    Accounts payable................     23.9        4.6      (14.9)
    Accrued liabilities.............     53.5       32.2        7.0
                                      -------    -------    -------
       Net cash provided by
         operating activities.......    773.2      531.9      433.0
                                      -------    -------    -------

Cash flows from investing activities:
  Purchases of property, plant and
    equipment.......................   (162.7)    (130.8)    (209.9)
  Increase in marketable securities.        -          -     (131.3)
  Proceeds from maturities of
    marketable securities...........    129.6       87.7          -
  Proceeds from sales of marketable
    securities......................  1,018.8    1,505.8          -
  Purchases of marketable
    securities...................... (1,646.6)  (1,395.1)         -
  Cost to acquire company, net of
    cash acquired...................        -     (240.8)         -
  Increase in investments in
    affiliated companies............    (19.5)     (21.8)     (21.7)
  (Increase) decrease in other
    assets..........................    (13.7)       4.0      (27.0)
                                     --------   --------   --------
       Net cash used in investing
         activities................. $ (694.1)  $ (191.0)  $ (389.9)
                                     --------   --------   --------

                       See accompanying notes.
                      (Continued on next page)

                             AMGEN INC.

            Years ended December 31, 1995, 1994 and 1993
                            (In millions)

                                       1995       1994       1993
                                     --------   --------    --------

Cash flows from financing activities:
  (Decrease) increase in commercial
    paper...........................   $(30.0)    $(10.1)    $109.8
  Repayment of long-term debt.......     (6.2)     (12.0)      (2.0)
  Proceeds from issuance of long-
    term debt.......................        -       12.5       53.0
  Net proceeds from issuance of
    common stock upon the exercise
    of stock options and in
    connection with an employee
    stock purchase plan.............    102.6       44.5       21.5
  Tax benefit related to stock
    options.........................     42.8       23.0       34.8
  Net proceeds from issuance of
    common stock upon the exercise
    of warrants.....................        -       15.3        5.9
  Repurchases of common stock.......   (285.7)    (300.5)    (207.4)
  Other.............................    (47.2)     (30.8)     (22.2)
                                     --------   --------   --------
       Net cash used in financing
         activities.................   (223.7)    (258.1)      (6.6)
                                     --------   --------   --------

(Decrease) increase in cash and cash
  equivalents.......................   (144.6)      82.8       36.5

Cash and cash equivalents at
  beginning of period...............    211.3      128.5       92.0
                                     --------   --------   --------

Cash and cash equivalents at end of
  period............................   $ 66.7     $211.3     $128.5
                                     ========   ========   ========

                       See accompanying notes.

                             AMGEN INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          December 31, 1995


1.   Summary of significant accounting policies

  Business


     Amgen Inc. ("Amgen" or the "Company") is a global biotechnology company that develops, manufactures and markets human therapeutics based on advanced cellular and molecular biology.

  Principles of consolidation

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries as well as affiliated companies for which the Company has a controlling financial interest and exercises control over their operations ("majority controlled affiliates"). All material intercompany transactions and balances have been eliminated in consolidation. Investments in affiliated companies which are 50% or less owned and where the Company exercises significant influence over operations are accounted for using the equity method. All other equity investments are accounted for under the cost method. The caption "Loss of affiliates, net" includes Amgen's equity in the operating results of affiliated companies and the minority interest others hold in the operating results of Amgen's majority controlled affiliates.

  Cash equivalents and marketable securities

     The  Company  considers  cash  equivalents  to  be  only   those
investments which are highly liquid, readily convertible to cash and which mature within three months from date of purchase.

     The Company considers its investment portfolio available-for-sale as defined in Statement of Financial Accounting Standards ("SFAS") No. 115. There were no material unrealized gains or losses nor any material differences between the estimated fair values and costs of securities in the investment portfolio at December 31, 1995 and 1994. For the year ended December 31, 1995, realized gains and losses totaled $8.0 million and $3.1 million, respectively. For the year ended December 31, 1994, realized gains and losses totaled $5.0 million and $21.1 million, respectively. The cost of securities sold is based on the specific identification method. The cost of the investment portfolio by type of security, contractual maturity and its classification in the balance sheet is as follows (in millions):

                                                   December 31,
                                                1995        1994
                                             --------     --------
Type of security:

Corporate debt securities..................   $  486.8     $365.0
U.S. Treasury securities and obligations of
   U.S. government agencies................      459.3      170.9
Other interest bearing securities..........       81.3      151.6
                                              --------     ------
                                              $1,027.4     $687.5
                                              ========     ======

Contractual maturity:

Maturing in one year or less...............   $  219.4     $411.0
Maturing after one year through three years      569.4      132.8
Maturing after three years.................      238.6      143.7
                                              --------     ------
                                              $1,027.4     $687.5
                                              ========     ======

Classification in balance sheet:

Cash and cash equivalents..................   $   66.7     $211.3
Marketable securities......................      983.6      485.4
                                              --------     ------
                                               1,050.3      696.7
Less cash..................................      (22.9)      (9.2)
                                              --------     ------
                                              $1,027.4     $687.5
                                              ========     ======

     The Company invests its cash in accordance with a policy that seeks to maximize returns while ensuring both liquidity and minimal risk of principal loss. The policy limits investments to certain types of instruments issued by institutions with investment grade credit ratings, and places restrictions on maturities and concentration by type and issuer. The majority of the Company's portfolio is composed of fixed income investments which are subject to the risk of market interest rate fluctuations, and all the Company's investments are subject to risks associated with the ability of the issuers to perform their obligations under the instruments.

  Inventories

     Inventories are stated at the lower of cost or market. Cost is determined in a manner which approximates the first-in, first-out
(FIFO) method. Inventories are shown net of applicable reserves and allowances. Inventories consist of the following (in millions):

                                               December 31,
                                            1995         1994
                                            -----        -----
       Raw materials......................  $11.8        $11.0
       Work in process....................   45.9         54.0
       Finished goods.....................   31.1         33.0
                                            -----        -----
                                            $88.8        $98.0
                                            =====        =====


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

     Quarterly NEUPOGEN(R) sales volume in the United States is influenced by a number of factors including underlying demand, seasonal changes in cancer chemotherapy administration, and wholesaler inventory management practices. Wholesaler inventory reductions tend to reduce domestic NEUPOGEN(R) sales in the first quarter each year. In prior years, NEUPOGEN(R) sales in the European Union ("EU") have experienced a seasonal decline to varying degrees in the third quarter.

     The Company has the exclusive right to sell Epoetin alfa for dialysis, diagnostics and all non-human uses in the United States. The Company sells Epoetin alfa under the brand name EPOGEN(R). Amgen has granted to Ortho Pharmaceutical Corporation, a subsidiary of Johnson & Johnson ("Johnson & Johnson"), a license relating to Epoetin alfa for sales in the United States for all human uses except dialysis and diagnostics. Pursuant to this license, Amgen does not recognize product sales it makes into the exclusive market of Johnson & Johnson and does recognize the product sales made by Johnson & Johnson into Amgen's exclusive market. These sales amounts, and adjustments thereto, are derived from third-party data on shipments to end users and their usage (see Note 5, "Contingencies - Johnson & Johnson arbitrations").

  Research and development costs

     Research and development costs are expensed as incurred. Payments related to the acquisition of technology rights, for which development work is in-process, are expensed and considered a component of research and development costs (Note 2).

  Foreign currency transactions

     The Company has a program to manage foreign currency risk. As part of this program, it has purchased foreign currency option and forward contracts to hedge against possible reductions in values of anticipated foreign currency cash flows over the next 12 months, primarily resulting from its sales in Europe. At December 31, 1995, the Company had net option and forward contracts to exchange foreign currencies for U.S. dollars of $13.2 million and $16.2 million, respectively, all having maturities of one year or less. The option contracts are designated and effective as hedges of anticipated foreign currency transactions for financial reporting purposes, and accordingly, the net gains on such contracts are deferred and will be recognized in the same period as the hedged transactions. The forward contracts do not qualify as hedges for financial reporting purposes, and accordingly, are marked-to-market with changes in market values reflected directly in income.

     The Company has additional foreign currency forward contracts to hedge certain exposures to foreign currency fluctuations of certain receivables and payables denominated in foreign currencies. At December 31, 1995, the Company had forward contracts to exchange foreign currencies, primarily Swiss francs, for U.S. dollars of $53.9 million, all having maturities of six months or less. These contracts are designated and effective as hedges, and accordingly, gains and losses on these forward contracts are recognized in the same period the offsetting gains and losses of hedged assets and liabilities are realized and recognized.

  Interest rate swaps

     The Company has two interest rate swap agreements that change the nature of the fixed rate interest paid on $50.0 million of its medium term debt securities ("Medium Term Notes") outstanding (Note
4).  Under  the first  agreement, the  Company pays  a variable  rate
(LIBOR) of interest in exchange for the receipt of fixed rate interest payments of approximately 6.1%. Under the second agreement, the Company makes fixed rate interest payments of approximately 4.7% and receives variable rate (LIBOR) interest payments at the same time payments are exchanged under the first agreement. These agreements both have notional amounts of $50.0 million, terminate in 1997, and involve the same counterparty. The differential in the fixed rate interest payments is recognized as a reduction of interest expense related to the debt. The related amounts payable to and receivable from the counterparty are recorded in accrued liabilities. The fair values of the swap agreements are not recognized in the financial statements.

  Interest

     Interest costs are expensed as incurred except to the extent such interest is related to construction in progress, in which case interest is capitalized. Interest costs capitalized for the years ended December 31, 1995, 1994 and 1993, were $4.7 million, $3.7 million and $4.0 million, respectively.

  Income taxes

     Effective January 1, 1993, the Company adopted SFAS No. 109, "Accounting for Income Taxes," which supersedes SFAS No. 96. As permitted under this new accounting standard, prior years' financial statements have not been restated. Net income for the year ended December 31, 1993, was increased by $8.7 million, or $.03 per share on a primary and fully diluted basis, to reflect the cumulative effect of a change in accounting principle to adopt SFAS No. 109 (Note 6).

  Stock option and purchase plans

     The Company's stock options and purchase plans are accounted for under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (Note 8).

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

  Use of estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates.

  Reclassification

     Certain prior year amounts have been reclassified to conform to the current year presentation.




2.   Business combination

     In December 1994, the Company acquired the outstanding stock of Synergen, Inc. ("Synergen"), a publicly held biotechnology company engaged in the discovery and development of protein-based pharmaceuticals. Synergen was acquired for $254.5 million, including related acquisition costs. The assignment of the purchase price among identifiable tangible and intangible assets was based on an analysis of the fair values of those assets. Specifically, purchased in-process technology was evaluated through analysis of data concerning each of Synergen's product candidates. The fair values of the identifiable tangible and intangible assets acquired, net of liabilities assumed, exceeded the purchase price, and accordingly, the values of the noncurrent assets (including in-process technology) were reduced pro rata. The value assigned to in-process technology of $116.4 million was expensed on the acquisition date.

     This business combination has been accounted for using the purchase method. Therefore, the operating results of Synergen are included in the accompanying consolidated financial statements beginning in December 1994.


3.   Related party transactions

     The Company owns a 50% interest in Kirin-Amgen, Inc. ("Kirin-Amgen"), a corporation formed in 1984 for the development and commercialization of certain products based on advanced biotechnology. Pursuant to the terms of agreements entered into with Kirin-Amgen, the Company conducts certain research and development activities on behalf of Kirin-Amgen and is paid for such services at negotiated rates. Included in revenues from corporate partners for the years ended December 31, 1995, 1994 and 1993, are $72.6 million, $58.6 million and $41.2 million, respectively, related to these agreements.

     In connection with its various agreements with Kirin-Amgen, the Company has been granted sole and exclusive licenses for the manufacture and sale of certain products in specified geographic areas of the world. In return for such licenses, the Company paid Kirin-Amgen stated amounts upon the receipt of the licenses and/or pays Kirin-Amgen royalties based on sales. During the years ended December 31, 1995, 1994 and 1993, Kirin-Amgen earned royalties from Amgen of $74.2 million, $67.5 million and $53.1 million, respectively, under such agreements, which are included in cost of sales in the accompanying consolidated statements of operations.

     At   December 31, 1995,   Amgen's   share    of   Kirin-Amgen's
undistributed retained earnings was approximately $50.4 million.

4.   Debt

     The Company has a commercial paper program which provides for unsecured short-term borrowings up to an aggregate of $200 million. Commercial paper issued under this program is supported by the Company's credit facility (discussed below). At December 31, 1995, $69.7 million of commercial paper was outstanding at effective interest rates averaging 5.8% and maturities of less than three months. At December 31, 1994, $99.7 million of commercial paper was outstanding at effective interest rates averaging 6.0% and maturities of less than four months.

     Long-term debt consisted of the following (in millions):

                                                December 31,
                                              1995        1994
                                            -------      -------
       Medium Term Notes..................   $109.0       $113.0
       Promissory notes...................     68.2         68.2
       Other long-term obligations........        -          2.2
                                             ------       ------
                                             $177.2       $183.4
                                             ======       ======

     The Company has registered $200 million of unsecured Medium Term Notes of which $109.0 million were outstanding at December 31, 1995. These Medium Term Notes mature in approximately two to eight years and bear interest at fixed rates averaging 5.8%. The Company may offer and issue these securities from time to time with terms determined by market conditions. Under the terms of these securities, the Company is required to meet certain debt to tangible net worth ratios. In addition, these securities place limitations on liens and sale/leaseback transactions.

     The Company's promissory notes, which mature in 1997, were issued to assist in financing the acquisition and related construction of a manufacturing facility in Puerto Rico. These notes bear interest, which is payable quarterly, at a floating rate equal to 81% of a Eurodollar base rate, not to exceed 12%. At December 31, 1995, the effective interest rate on these notes was approximately 4.7%.

     In June 1995, the Company replaced its existing unsecured credit facility with a new unsecured credit facility (the ``credit facility''). The credit facility includes a commitment expiring on June 23, 2000 for up to $150 million of borrowings under a revolving line of credit (the "revolving line commitment") and a commitment expiring on December 5, 1997 for up to an additional $73 million of letters of credit. As of December 31, 1995, $150 million was available under the revolving line commitment for borrowing and to support the Company's commercial paper program. Also, as of December 31, 1995, letters of credit totaling $72.4 million were issued and outstanding to secure the Company's promissory notes and accrued interest thereon. Borrowings under the revolving line commitment bear interest at various rates which are a function of, at the Company's option, either the prime rate of a major bank, the federal funds rate or a Eurodollar base rate. Under the terms of the credit facility, the Company is required to meet a minimum interest coverage ratio and maintain a minimum level of tangible net worth. In addition, the credit facility contains limitations on investments, liens and sale/leaseback transactions.

     The aggregate stated maturities of all long-term obligations due subsequent to December 31, 1995, are as follows: none - 1996; $118.2 million - 1997; $30.0 million - 1998; $6.0 million - 1999;
none - 2000 and $23.0 million thereafter.

5.   Contingencies

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

     A number of  disputes have arisen  between Amgen  and Johnson  &

Johnson as to their respective rights and obligations under the various agreements between them, including the agreement granting the license (the "License Agreement"). These disputes have been the subject of arbitration proceedings before Judicial Arbitration and Mediation Services, Inc. in Chicago, Illinois commencing in January 1989. A dispute that has not yet been resolved and is the subject of the current arbitration proceeding relates to the audit methodology currently employed by the Company for Epoetin alfa sales. The Company and Johnson & Johnson are required to compensate each other for Epoetin alfa sales which either party makes into the other party's exclusive market. The Company has established and is employing an audit methodology to assign the proceeds of sales of EPOGEN(R) and PROCRIT(R) in Amgen's and Johnson & Johnson's respective exclusive markets. Based upon this audit methodology, the Company is seeking payment of approximately $10 million from Johnson & Johnson for the period 1989 through 1994. Johnson & Johnson has disputed this methodology and is proposing an alternative methodology for adoption by the arbitrator pursuant to which it is seeking payment of approximately $419 million for the period 1989 through 1994. If, as a result of the arbitration proceeding, a methodology different from that currently employed by the Company is instituted to assign the proceeds of sales between the parties, it may yield results that are different from the results of the audit methodology currently employed by the Company. As a result of the arbitration, it is possible that the Company would recognize a different level of EPOGEN(R) sales than are currently being recognized. As a result of the arbitration, the Company may be required to pay additional compensation to Johnson & Johnson for sales during prior periods, or Johnson & Johnson may be required to pay compensation to the Company for such prior period sales. While it is impossible to predict accurately or determine the outcome of these proceedings, based primarily upon the merits of its claims and based upon certain liabilities established due to the inherent uncertainty of any arbitrated result, the Company believes that the outcome of these proceedings will not have a material adverse effect on its financial statements.

     The trial is scheduled to commence in March 1996 regarding the audit methodologies and compensation for sales by Johnson & Johnson into Amgen's exclusive market and sales by Amgen into Johnson & Johnson's exclusive market. Discovery as to these issues is in progress.

     The Company has filed a demand in the arbitration to terminate Johnson & Johnson's rights under the License Agreement and to recover damages for breach of the License Agreement. A hearing on this demand will be scheduled following the adjudication of the audit methodologies for Epoetin alfa sales. On October 27, 1995, the Company filed a complaint in the Circuit Court of Cook County, Illinois, which is now pending in the United States District Court for the Northern District of Illinois, seeking an order compelling Johnson & Johnson to arbitrate the Company's claim for termination before the arbitrator. The Company is unable to predict at this time the outcome of the demand for termination or when it will be resolved.

     On October 2, 1995, Johnson & Johnson filed a demand for a separate arbitration proceeding against the Company before the

American Arbitration Association ("AAA") in Chicago, Illinois. Johnson & Johnson alleges in this demand that the Company has breached the License Agreement. The demand also includes allegations of various antitrust violations. In this demand, Johnson & Johnson seeks an injunction, declaratory relief, unspecified compensatory damages, punitive damages and costs. The Company has filed a motion to stay the arbitration pending the outcome of the existing arbitration proceedings before Judicial Arbitration and Mediation Services, Inc. discussed above. The Company has also filed an answer and counterclaim denying that AAA has jurisdiction to hear or decide the claims stated in the demand, denying the allegations in the demand and counterclaiming for certain unpaid invoices.

  Synergen ANTRIL(TM) litigation

     Several lawsuits have been filed against the Company's wholly owned subsidiary, Amgen Boulder Inc. (formerly Synergen, Inc.), alleging misrepresentations in connection with Synergen's research and development of ANTRIL(TM) for the treatment of sepsis. One suit brought by three Synergen stockholders alleges violations of state securities laws, fraud and misrepresentation and seeks an unspecified amount of compensatory damages and punitive damages. Another suit, proposed as a class action, filed by a limited partner of a partnership with which Synergen is affiliated, seeks rescission of certain payments made to one of the defendants (or unspecified damages not less than $50 million) and treble damages based on a variety of allegations. Broker-dealers who acted as market makers in Synergen options have also filed a suit claiming in excess of $3.2 million in trading losses.


     While it is not possible to predict accurately or determine the eventual outcome of the Johnson & Johnson arbitration proceedings, the Synergen litigation or various other legal proceedings (including patent disputes) involving Amgen, the Company believes that the outcome of these proceedings will not have a material adverse effect on its financial statements.

6.   Income taxes

     The provision for income taxes includes the following (in millions):

                                       Years ended December 31,
                                       1995      1994      1993
                                     --------  --------  --------
    Current provision:
       Federal (including U.S.
         possessions)..............    $211.5    $231.3    $165.8
       State.......................      21.3      34.9      25.9
                                       ------    ------    ------
         Total current provision...     232.8     266.2     191.7
                                       ------    ------    ------
    Deferred provision (benefit):
       Federal (including U.S.
         possessions)..............      25.1       0.5      19.7
       State.......................      (1.2)      1.9       6.4
                                       ------    ------    ------
         Total deferred provision..      23.9       2.4      26.1
                                       ------    ------    ------
                                       $256.7    $268.6    $217.8
                                       ======    ======    ======

     Deferred income taxes reflect the net tax effects of net operating loss carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows (in millions):

                                                December 31,

                                             1995         1994
                                           --------     --------
  Deferred tax assets:
    Net operating loss carryforwards.....    $ 81.1      $ 89.5
    Expense accruals.....................      61.0        78.5
    Fixed assets.........................      23.2        17.0
    Research collaboration expenses......      17.4         8.0
    Royalty obligation buyouts...........      11.2        11.8
    Other................................      12.4        16.7
                                             ------      ------
       Total deferred tax assets.........     206.3       221.5

  Valuation allowance....................     (86.2)      (79.5)
                                             ------      ------
       Net deferred tax assets...........     120.1       142.0
                                             ------      ------
  Deferred tax liabilities:
    Purchase of technology rights........     (29.7)      (25.7)
    Other................................      (3.7)       (5.7)
                                             ------      ------
       Total deferred tax liabilities....     (33.4)      (31.4)
                                             ------      ------
                                              $86.7      $110.6
                                             ======      ======

     The net change in the valuation allowance for deferred tax assets during the year ended December 31, 1995 was $6.7 million.

     At   December 31, 1995,   the   Company   had   operating   loss
carryforwards available to reduce future federal taxable income which expire as follows (in millions):

                  1997 - 2002..........  $  0.9
                  2003 - 2006..........    19.9
                  2007.................    26.7
                  2008.................    81.2
                  2009.................    81.9
                                         ------
                                         $210.6
                                         ======

     These operating loss carryforwards relate to the acquisition of Synergen (Note 2). Utilization of these operating loss carryforwards is limited to approximately $16.0 million per year.

     The provision for income taxes varies from income taxes provided based on the federal statutory rate of 35% as follows (in millions):

                                         Years ended December 31,
                                       1995       1994       1993
                                     --------   --------   --------
Statutory rate applied to income
  before income taxes..............    $278.0     $205.9     $207.3
State income taxes, net of federal
  income tax benefit...............      13.1       23.9       21.0
Benefit of Puerto Rico operations,
  net of Puerto Rico income taxes..     (27.8)         -          -
Write-off of purchased in-process
  technology not deductible........         -       40.7          -
Retroactive effects of enacted tax
  law changes......................         -          -       (9.6)
Other, net.........................      (6.6)      (1.9)       (.9)
                                       ------     ------     ------
                                       $256.7     $268.6     $217.8
                                       ======     ======     ======


     The tax provision for the year ended December 31, 1993 was reduced by $9.6 million due to changes in federal tax laws enacted in August 1993. This amount principally relates to the retroactive reinstatement of research and experimentation and orphan drug tax credits to July 1, 1992.

     Income taxes paid during the years ended December 31, 1995, 1994 and 1993, totaled $100.8 million, $234.2 million and $146.3 million, respectively.

7.   Stockholders' equity

     On January 24, 1989, the Company's Board of Directors declared a dividend of one common share purchase right ("Right") for each outstanding share of common stock. The Rights will become exercisable 10 days after a person acquires 10% or more of the common stock, or 10 days after a person announces a tender offer which would result in such person acquiring 10% or more of the common stock. Subject to certain conditions, the Rights may be redeemed by the Board of Directors. The current redemption price is $.0008 per Right, subject to adjustment. The Rights will expire on January 24, 1999.

     Under certain circumstances, if an acquirer purchases 10% or more of the Company's outstanding common stock, each Rightholder (other than the acquirer) is entitled for a specified period to buy shares of common stock of the Company at 50% of the then current market price. The number of shares which a holder may purchase upon exercise will be determined by a formula which includes a current exercise price of $80 per share, subject to adjustment. If an acquirer purchases at least 10% of the Company's common stock, but has not achieved a 50% stake, the Board may exchange the Rights (other than the acquirer's Rights) for one share of common stock per Right. In addition, under certain circumstances, if the Company is involved in a merger or other business combination where it is not the surviving corporation, a Rightholder may buy shares of common stock of the acquiring company at 50% of the then current market value.

     In connection with the sale of limited partnership interests in Amgen Clinical Partners, L.P. (the "Limited Partnership"), Amgen issued warrants to the limited partners to purchase 36.3 million shares of its common stock in exchange for the options to purchase the limited partners' interests in the Limited Partnership. Substantially all warrants were exercised prior to their expiration on June 30, 1994.

     In addition to common stock, the Company's authorized capital also includes 5.0 million shares of preferred stock, $.0001 par value. At December 31, 1995, no shares of preferred stock were issued or outstanding.

     At December 31, 1995, the Company had reserved 394.4 million shares of its common stock which may be issued through its stock option and stock purchase plans and in connection with the stockholder Rights agreement.

     The Company has a stock repurchase program to offset the dilutive effect of its employee benefit stock option and stock purchase plans. Stock repurchased under the program is retired. As of December 31, 1995, the Company was authorized to repurchase up to $450 million of its stock during 1996.

     In July 1995, the Board of Directors approved a two-for-one split of the Company's common stock effected in the form of a 100
percent  stock   dividend.     The   dividend  was   distributed   on
August 15, 1995,  to  stockholders   of  record  on   August 1, 1995.
Accordingly, all share information in the accompanying consolidated financial statements and notes thereto have been retroactively adjusted to give recognition to this stock split.

8.   Stock option and purchase plans

     The Company's stock option plans provide for option grants designated as either nonqualified or incentive stock options. The options generally vest over a three to five year period and generally expire seven years from the date of grant. In general, stock option grants are set at the closing price of the Company's common stock on
the date  of  grant.    As  of  December 31, 1995, the  Company  had
26.3 million shares of common stock available for future grant under its stock option plans.

     Most U.S. employees and certain employees outside the U.S. are eligible to receive a grant of stock options periodically with the number of shares generally determined by the employee's salary grade, performance level and the stock price. In addition, certain management and professional level employees normally receive a stock option grant upon hire. Non-employee directors of the Company receive a grant of stock options annually.

     Stock option information with respect to all of the Company's stock option plans follows (in millions, except price information):

                                              Exercise Price
                                         ------------------------
                                                          Weighted
                                Shares     Low     High   Average
                                ------     ---     ----   --------
  Balance December 31, 1992,
    unexercised...............    30.2    $ 1.76  $38.88   $11.09
       Granted................     8.0    $16.06  $35.31   $18.93
       Exercised..............    (4.5)   $ 1.76  $30.50   $ 4.62
       Cancelled..............    (0.6)   $ 2.25  $38.38   $15.21
                                  ----
  Balance December 31, 1993,
    unexercised...............    33.1    $ 1.76  $38.88   $13.72
       Granted................     8.5    $17.68  $29.50   $22.07
       Exercised..............    (5.6)   $ 1.93  $28.00   $ 6.95
       Cancelled..............    (1.0)   $ 3.69  $37.38   $21.92
                                  ----
  Balance December 31, 1994,
    unexercised...............    35.0    $ 1.76  $38.88   $16.58
       Granted................     7.1    $28.94  $58.88   $39.62
       Exercised..............    (8.1)   $ 1.93  $38.88   $12.87
       Cancelled..............    (1.0)   $ 2.25  $39.88   $19.86
                                  ----
  Balance December 31, 1995,
    unexercised...............    33.0    $ 1.76  $58.88   $22.35
                                  ====

     At December 31, 1995, stock options to purchase 15.7 million shares were exercisable.

     The Company has an employee stock purchase plan whereby, in accordance with Section 423 of the Internal Revenue Code, eligible employees may authorize payroll deductions of up to 10% of their salary to purchase shares of the Company's common stock at the lower of 85% of the fair market value of common stock on the first or last day of the offering period. During each of the years ended December 31, 1995, 1994 and 1993, approximately 0.2 million shares were purchased by employees at prices of approximately $24.76, $20.88
and $21.04  per  share,  respectively.    At  December 31, 1995, the
Company had 5.1 million shares available for future issuance under this plan.

9.   Balance sheet accounts

  Property, plant and equipment consist of the following (in millions):

                                               December 31,
                                           1995         1994
                                         --------     --------
  Land.................................  $   59.1       $ 58.4
  Buildings............................     404.5        330.2
  Manufacturing equipment..............      59.2         53.2
  Laboratory equipment.................     148.9        123.6
  Furniture and office equipment.......     200.4        137.6
  Leasehold improvements...............      55.7         53.7
  Construction in progress.............     105.6        116.7
                                         --------      ------
                                          1,033.4        873.4
  Less accumulated depreciation and
     amortization......................    (289.6)      (208.1)
                                         --------      ------
                                         $  743.8       $665.3
                                         ========      ======

  Other accrued liabilities consist of the following (in millions):

                                               December 31,

                                           1995         1994
                                         --------     --------
  Income taxes.........................    $124.4       $ 35.0
  Employee compensation and benefits...      70.8         63.4
  Sales incentives, royalties and
    allowances.........................      65.5         60.0
  Due to affiliated companies and
     corporate partners................      54.9         51.8
  Legal costs..........................      33.4         60.7
  Clinical costs.......................      18.3         29.9
  Other................................      92.4        105.4
                                           ------       ------
                                           $459.7       $406.2
                                           ======       ======

10.  Fair values of financial instruments

     The following is information concerning the fair values of each class of financial instruments at December 31, 1995:

  Cash, cash equivalents and marketable securities

     The carrying amounts of cash, cash equivalents and marketable securities approximate their fair values. Fair values of cash equivalents and marketable securities are based on quoted market prices.

  Debt

     The carrying value of commercial paper approximates its fair value due to the short maturity of these liabilities. The fair value of Medium Term Notes was approximately $110 million. This amount was estimated based on quoted market rates for instruments with similar terms and remaining maturities. The carrying value of the promissory notes approximates its fair value since the interest rate on the notes is reset quarterly.

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

11.  Major customers

     Amgen has chosen to use major wholesale distributors of pharmaceutical products as the principal means of distributing the Company's products to clinics, hospitals and pharmacies. The Company performs periodic credit evaluations of its large customers' financial condition and generally requires no collateral. For the years ended December 31, 1995, 1994 and 1993, sales to two large wholesale distributors as a percentage of total revenues were 21% and 15%, 22% and 16%, and 23% and 10%, respectively.

12.  Geographic information

     Information about the Company's operations in the United States and its possessions, Europe, and other international markets, which include Canada, Australia and Japan is as follows (in millions):

                                          Years ended December 31,
                                        1995        1994         1993
                                    ----------   ----------   ----------
Sales to unaffiliated customers:
  United States and possessions...   $1,546.1     $1,333.8    $1,130.0
  Europe..........................      254.7        193.0       165.7
  Other...........................       17.8         22.8        10.6

Transfers between geographic areas:
  United States and possessions...       12.6         15.7         5.4
  Other revenue...................      121.3         98.3        67.5
  Adjustments and eliminations....      (12.6)       (15.7)       (5.4)
                                     --------     --------    --------
                                     $1,939.9     $1,647.9    $1,373.8
                                     ========     ========    ========


                                         Years ended December 31,
                                      1995        1994         1993
                                    --------    --------     --------
Operating profit (loss):
  United States and possessions...    $801.7       $624.0      $592.9
  Europe..........................      75.7         50.3        35.8
  Other...........................     (33.1)       (25.6)      (14.9)
Adjustments and eliminations......      (1.7)        (2.8)        1.0
                                      ------       ------      ------
Total operating profit............     842.6        645.9       614.8
Interest and other income.........      50.8          9.5        21.0
Loss of affiliates, net...........     (53.3)       (31.2)      (12.6)
General corporate expenses........     (45.7)       (35.9)      (30.8)
                                      ------       ------      ------
Income before income taxes and
  cumulative effect of a change
  in accounting principle.........    $794.4       $588.3      $592.4
                                      ======       ======      ======

     Operating profit (loss) represents revenue less operating expenses directly related to each geographic area. Operating profit
(loss) excludes interest and other income, loss of affiliates, net and other expenses attributable to general corporate operations.

     Included in the operating profit for the United States and its possessions is a write-off of in-process technology purchased of $116.4 million for the year ended December 31, 1994 and a legal award of $13.9 million for the year ended December 31, 1993. Loss of affiliates, net includes the minority interest in earnings of majority controlled European affiliates of $50.7 million,
$30.9 million and $22.2 million for the years ended December 31, 1995, 1994 and 1993, respectively.

     Information about the Company's identifiable assets in each geographic area is as follows (in millions):

                                               December 31,
                                            1995         1994
                                         ----------   ----------
  Identifiable assets:
     United States and possessions......  $  964.0     $  906.4
     Europe.............................      70.5         50.7
     Other..............................      16.3         22.3
  Adjustments and eliminations..........       1.7         (2.8)
                                          --------     --------
  Total identifiable assets.............   1,052.5        976.6
  Corporate assets including equity
     method investments.................   1,380.3      1,017.5
                                          --------     --------
  Total assets..........................  $2,432.8     $1,994.1
                                          ========     ========

     Identifiable assets are those assets of the Company that are identified with the operations in each geographic area. Europe's identifiable assets include accounts receivable of approximately $54.7 million and $34.4 million as of December 31, 1995 and 1994, respectively, denominated in foreign currencies. Corporate assets, which are excluded from identifiable assets, are principally comprised of cash, cash equivalents and marketable securities. At December 31, 1995 and 1994, total international assets approximated $124.6 million and $93.8 million, respectively, and total international liabilities approximated $22.2 million and $16.6 million, respectively.

13. Quarterly financial data (unaudited, in millions, except per share data):

1995 Quarter Ended   Dec. 31      Sept. 30      June 30       Mar. 31
------------------   -------      -------       -------      -------
Product sales......   $484.2      $460.6        $462.6        $411.2
Gross margin from
  product sales....    418.4       396.5         386.2         344.6
Net income.........    145.6       145.8         137.7         108.6
Earnings per
  share:
  Primary..........      .52         .52           .49           .39
  Fully diluted....      .51         .51           .49           .39

1994 Quarter Ended   Dec. 31      Sept. 30      June 30       Mar. 31
------------------   -------      -------       -------      -------
Product sales......   $413.6      $401.7        $388.6        $345.7
Gross margin from
  product sales....    352.3       342.6         324.2         292.4
Net income.........      4.8 (1)   114.0         107.4          93.5
Earnings per
  share:
  Primary..........      .02         .41           .38           .33
  Fully diluted....      .02         .41           .38           .33


     (1) During the fourth quarter of 1994, net income was reduced by $116.4 million due to the write-off of in-process technology purchased in connection with the acquisition of Synergen (Note 2).

                                                          SCHEDULE II
                             AMGEN INC.

                         VALUATION ACCOUNTS

            Years ended December 31, 1995, 1994 and 1993
                           (In  millions)


                                      Additions
                              Balance  Charged             Balance
                                at     to Costs             at End
                             Beginning   and                  of
                             of Period Expenses  Deductions Period
                             --------  --------  ---------- -------


  Allowance   for   doubtful
accounts....................    $13.3      $5.4      $4.9    $13.8

  Allowance   for   doubtful
accounts....................    $12.2      $1.5      $0.4    $13.3

  Allowance   for   doubtful
accounts....................    $11.8      $0.9      $0.5    $12.2