Form 10-Q
period 1996-03-31
AMGEN INC
filed 1996-05-15
CIK 318154

SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON D.C. 20549

                                      FORM 10-Q



        (Mark One)
        [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 1996

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

        As of March 31, 1996, the registrant had 265,837,952 shares of Common Stock, $.0001 par value, outstanding.

                                     AMGEN INC.

                                        INDEX


                                                                 Page No.

        PART I    FINANCIAL INFORMATION

                  Item 1.Financial Statements .......................3

                    Condensed Consolidated Statements of
                    Operations - three months
                    ended March 31, 1996 and 1995 ...................4

                    Condensed Consolidated Balance Sheets -
                    March 31, 1996 and December 31, 1995 ............5

                    Condensed Consolidated Statements of
                    Cash Flows - three months
                    ended March 31, 1996 and 1995 ...............6 - 7

                    Notes to Condensed Consolidated Financial
                    Statements ......................................8

                  Item 2.Management's Discussion and Analysis
                         of Financial Condition and Results of
                         Operations ................................13


        PART II   OTHER INFORMATION

                  Item 1.Legal Proceedings .........................21

                  Item 5.Other Information..........................21

                  Item 6.Exhibits and Reports on Form 8-K ..........21

                  Signatures........................................22

                  Index to Exhibits.................................23

                           PART I - FINANCIAL INFORMATION


        Item 1.   Financial Statements

             The information in this report for the three months ended March 31, 1996 and 1995 is unaudited but includes all adjustments (consisting only of normal recurring accruals) which Amgen Inc. ("Amgen" or the "Company") considers necessary for a fair presentation of the results of operations for those periods.

             The condensed consolidated financial statements should be read in conjunction with the Company's financial statements and the notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

             Interim results are not necessarily indicative of results for the full fiscal year.

                                     AMGEN INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                        (In millions, except per share data)
                                     (Unaudited)

                                                   Three Months Ended
                                                       March 31,
                                                   1996        1995
                                                 -------     -------
            Revenues:
              Product sales                       $476.9      $411.2
              Corporate partner revenues            21.8        19.8
              Royalty income                         9.2         8.4
                                                  ------      ------
                 Total revenues                    507.9       439.4
                                                  ------      ------
            Operating expenses:
              Cost of sales                         66.9        66.6
              Research and development             130.6       113.9
              Marketing and selling                 67.6        58.8
              General and administrative            39.2        34.6
              Loss of affiliates, net               13.3        12.7
                                                  ------      ------
                 Total operating expenses          317.6       286.6
                                                  ------      ------
            Operating income                       190.3       152.8
                                                  ------      ------
            Other income (expense):
              Interest and other income             19.0        12.9
              Interest expense, net                 (2.3)       (3.8)
                                                  ------      ------
                 Total other income (expense)       16.7         9.1
                                                  ------      ------
            Income before income taxes             207.0       161.9

            Provision for income taxes              63.4        53.3
                                                  ------      ------
            Net income                            $143.6      $108.6
                                                  ======      ======

            Earnings per share:
              Primary earnings per share           $0.51       $0.39
              Fully diluted earnings per share     $0.51       $0.39

            Shares used in calculation of:
              Primary earnings per share           283.6       279.5
              Fully diluted earnings per share     283.6       280.3


                               See accompanying notes.

                                     AMGEN INC.

                        CONDENSED CONSOLIDATED BALANCE SHEETS

                        (In millions, except per share data)
                                     (Unaudited)

                                                     March 31,  December 31,
                                                       1996        1995
                                                    ----------  -----------
                                       ASSETS
        Current assets:
         Cash and cash equivalents                   $   62.4    $   66.7
         Marketable securities                          873.3       983.6
         Trade receivables, net                         213.0       199.3
         Inventories                                     90.2        88.8
         Other current assets                           114.7       115.7
                                                     --------    --------
             Total current assets                     1,353.6     1,454.1

        Property, plant and equipment at cost, net      758.4       743.8
        Investments in affiliated companies              97.7        95.7
        Other assets                                    157.1       139.2
                                                     --------    --------
                                                     $2,366.8    $2,432.8
                                                     ========    ========

                        LIABILITIES AND STOCKHOLDERS' EQUITY
        Current liabilities:
         Accounts payable                            $   32.0    $   54.4
         Commercial paper                                   -        69.7
         Other accrued liabilities                      404.7       459.7
         Current portion of long-term debt               78.2           -
                                                     --------    --------
             Total current liabilities                  514.9       583.8

        Long-term debt                                   99.0       177.2

        Commitments and contingencies

        Stockholders' equity:
         Common stock, and additional paid-in
             capital; $.0001 par value; 750.0
             shares authorized; outstanding -
             265.8 shares in 1996 and 265.7 shares
             in 1995                                    906.8       864.8
         Retained earnings                              846.1       807.0
                                                     --------    --------
             Total stockholders' equity               1,752.9     1,671.8
                                                     --------    --------
                                                     $2,366.8    $2,432.8
                                                     ========    ========

                               See accompanying notes.

                                     AMGEN INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                    (In millions)
                                     (Unaudited)

                                                       Three Months Ended
                                                           March 31,
                                                         1996      1995
                                                       -------   -------

          Cash flows from operating activities:
            Net income                                 $143.6    $108.6
            Depreciation and amortization                27.9      19.7
            Loss of affiliates, net                      13.3      12.7
            Cash provided by (used in):
             Trade receivables, net                     (13.7)      5.6
             Inventories                                 (1.4)      5.5
             Other current assets                         1.0       6.3
             Accounts payable                           (22.4)      3.0
             Accrued liabilities                        (55.0)     (5.1)
                                                       ------    ------
              Net cash provided by operating
                 activities                              93.3     156.3
                                                       ------    ------

          Cash flows from investing activities:
            Purchases of property, plant and
              equipment                                 (42.5)    (25.0)
            Proceeds from maturities of marketable
              securities                                 84.9      35.3
            Proceeds from sales of marketable
              securities                                383.5     303.2
            Purchases of marketable securities         (358.1)   (421.5)
            (Increase) decrease in investments in
              affiliated companies                       (2.0)      4.6
            Increase in other assets                    (17.9)     (6.3)
                                                       ------    ------
              Net cash provided by (used in)
                  investing activities                   47.9    (109.7)
                                                       ------    ------

                               See accompanying notes.
                              (Continued on next page)

                                     AMGEN INC.

                                    (In millions)
                                     (Unaudited)

                                                       Three Months Ended
                                                           March 31,
                                                         1996      1995
                                                       -------   -------

          Cash flows from financing activities:
            Decrease in commercial paper               $(69.7)   $ (0.3)
            Repayment of long-term debt                     -      (2.2)
            Net proceeds from issuance of common
              stock upon the exercise of stock
              options                                    33.4      23.8
            Tax benefit related to stock options          8.6       5.7
            Repurchases of common stock                (104.5)    (75.2)
            Other                                       (13.3)    (10.7)
                                                       ------    ------
              Net cash used in financing activities    (145.5)    (58.9)
                                                       ------    ------

          Decrease in cash and cash equivalents          (4.3)    (12.3)

          Cash and cash equivalents at beginning of
             period                                      66.7     211.3
                                                       ------    ------
          Cash and cash equivalents at end of period   $ 62.4    $199.0
                                                       ======    ======

                               See accompanying notes.

                                     AMGEN INC.

                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   March 31, 1996


        1.   Summary of significant accounting policies

          Business

             Amgen Inc. ("Amgen" or the "Company") is a global biotechnology company that develops, manufactures and markets human therapeutics based on advanced cellular and molecular biology.

          Principles of consolidation

             The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries as well as affiliated companies for which the Company has a controlling financial interest and exercises control over their operations ("majority controlled affiliates"). All material intercompany transactions and balances have been eliminated in consolidation. Investments in affiliated companies which are 50% or less owned and where the Company exercises significant influence over operations are accounted for using the equity method. All other equity investments are accounted for under the cost method. The caption "Loss of affiliates, net" includes Amgen's equity in the operating results of affiliated companies and the minority interest others hold in the operating results of Amgen's majority controlled affiliates.

          Inventories

             Inventories are stated at the lower of cost or market. Cost is determined in a manner which approximates the first-in, first-out
        (FIFO) method. Inventories are shown net of applicable reserves and allowances. Inventories consist of the following (in millions):

                                                  March 31,  December 31,
                                                    1996         1995
                                                  -------      -------
               Raw materials                       $13.8        $11.8
               Work in process                      42.0         45.9
               Finished goods                       34.4         31.1
                                                   -----        -----
                                                   $90.2        $88.8
                                                   =====        =====

          Product sales

             Product sales consist of two products, EPOGEN(R) (Epoetin alfa) and NEUPOGEN(R) (Filgrastim).

             Quarterly NEUPOGEN(R) sales volume in the United States is influenced by a number of factors including underlying demand, seasonal changes in cancer chemotherapy administration, and wholesaler inventory management practices. Wholesaler inventory reductions have tended to reduce domestic NEUPOGEN(R) sales in the first quarter of each year. In prior years, NEUPOGEN(R) sales in the European Union ("EU") have experienced a seasonal decline to varying degrees in the third quarter.

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

          Income taxes

             Income taxes are accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109 (Note 3).

          Stock option and purchase plans

             The Company's stock options and purchase plans are accounted for under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees".

          Earnings per share

             Earnings per share are computed in accordance with the treasury stock method. Primary and fully diluted earnings per share are based upon the weighted average number of common shares and dilutive common stock equivalents during the period in which they were outstanding. Common stock equivalents are outstanding options under the Company's stock option plans.

          Use of estimates

             The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates.

          Basis of presentation

             The financial information for the three months ended March 31, 1996 and 1995 is unaudited but includes all adjustments (consisting only of normal recurring accruals) which the Company considers necessary for a fair presentation of the results of operations for these periods. Interim results are not necessarily indicative of results for the full fiscal year.

          Reclassification

             Certain prior period amounts have been reclassified to conform to the current period presentation.


        2.   Debt

             During the three months ended March 31, 1996, the Company paid off all outstanding commercial paper.

             As of March 31, 1996, $150 million was available under the Company's line of credit for borrowing and to support the Company's commercial paper program. No borrowings on this line of credit were outstanding at March 31, 1996.

             Long-term debt consists of the following (in millions):

                                                   March 31,  December 31,
                                                     1996         1995
                                                   --------     --------
               Medium Term Notes                     $109.0      $109.0
               Promissory notes                        68.2        68.2
                                                     ------      ------
                                                      177.2       177.2
               Less current portion                   (78.2)          -
                                                     ------      ------
                                                     $ 99.0      $177.2
                                                     ======      ======

             The Company has registered $200 million of unsecured medium term debt securities ("Medium Term Notes") of which $109.0 million were outstanding at March 31, 1996. These Medium Term Notes bear interest at fixed rates averaging 5.8% and mature in one to seven years.

        3.   Income taxes

        The provision for income taxes consists of the following (in millions):

                                                       Three Months Ended
                                                           March 31,
                                                         1996      1995
                                                        ------    ------

                 Federal(including U.S. possessions)    $57.3     $48.5
                 State                                    6.1       4.8
                                                        -----     -----
                                                        $63.4     $53.3
                                                        =====     =====

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

             The  trial   commenced  in   March 1996  regarding   the  audit
        methodologies and compensation for sales by Johnson & Johnson into Amgen's exclusive market and sales by Amgen into Johnson & Johnson's exclusive market.

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

          Synergen ANTRIL(TM) litigation

             Several lawsuits have been filed against the Company's wholly owned subsidiary, Amgen Boulder Inc. (formerly Synergen, Inc.), alleging misrepresentations in connection with Synergen's research and development of ANTRIL(TM) for the treatment of sepsis. One suit brought by three Synergen stockholders alleges violations of state securities laws, fraud and misrepresentation and seeks an unspecified amount of compensatory damages and punitive damages. Another suit, proposed as a class action, filed by a limited partner of a partnership with which Amgen Boulder Inc. is affiliated, seeks rescission of certain payments made to one of the defendants (or unspecified damages not less than $50 million) and treble damages based on a variety of allegations. Broker-dealers who acted as market makers in Synergen options have also filed a suit claiming in excess of $3.2 million in trading losses.

             While it is not possible to predict accurately or determine the eventual outcome of the Johnson & Johnson arbitration proceedings, the Synergen litigation or various other legal proceedings (including patent disputes) involving Amgen, the Company believes that the outcome of these proceedings will not have a material adverse effect on its financial statements.

        5.   Stockholders' equity

             During the three months ended March 31, 1996, the Company repurchased 1.75 million shares of its common stock at a total cost of $104.5 million under its common stock repurchase program. The Board of Directors has authorized the Company to repurchase up to $450 million of shares during the 1996 calendar year. Stock repurchased under the program is retired.


        Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


        Liquidity and Capital Resources

             Cash provided by operating activities has been and is expected to continue to be the Company's primary source of funds. During the three months ended March 31, 1996, operations provided $93.3 million of cash compared with $156.3 million during the same period last year. The decrease in the current year period is primarily due to the timing of payments of income taxes and certain operating expenses. The Company had cash, cash equivalents and marketable securities of $935.7 million at March 31, 1996, compared with $1,050.3 million at December 31, 1995.

             Capital expenditures totaled $42.5 million for the three months ended March 31, 1996, compared with $25.0 million for the same period a year ago. Over the next few years, the Company expects to spend approximately $250 million to $350 million per year on capital projects and equipment to expand the Company's global operations.

             The Company receives cash from the exercise of employee stock options. During the three months ended March 31, 1996, stock options and their related tax benefits provided $42.0 million of cash compared with $29.5 million for the period last year. Proceeds from the exercise of stock options and their related tax benefits will vary from period to period based upon, among other factors, fluctuations in the market value of the Company's stock relative to the exercise price of such options.

             The Company has a stock repurchase program to offset the dilutive effect of its employee benefit stock option and stock purchase plans. During the three months ended March 31, 1996, the

        Company purchased 1.75 million shares of its common stock at a cost of $104.5 million compared with 2.3 million shares purchased at a cost
        of $75.2  million during  the same  period last  year.   The  Company
        expects to repurchase $350 million to $450 million of its stock under the program in 1996.

             To provide for financial flexibility and increased liquidity, the Company has established several sources of debt financing. The Company has a shelf registration under which it could issue up to $200 million of Medium Term Notes. At March 31, 1996, $109.0 million of Medium Term Notes were outstanding which mature in one to seven years. The Company has a commercial paper program which provides for short-term borrowings up to an aggregate face amount of $200 million. As of March 31, 1996, the Company had no outstanding commercial paper. The Company also has a $150 million revolving line of credit. No borrowings on this line of credit were outstanding at March 31, 1996.

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

             The Company has a program to manage certain portions of its exposure to fluctuations in foreign currency exchange rates. These exposures primarily result from European sales. The Company generally hedges the related receivables with foreign currency forward contracts, which typically mature within six months. The Company uses foreign currency option and forward contracts which generally expire within 12 months to hedge certain anticipated future sales. At March 31, 1996, outstanding option and forward contracts totaled $14.3 million and $71.1 million, respectively.

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


        Results of Operations

          Product sales

             Product sales increased $65.7 million or 16% for the three months ended March 31, 1996, compared with the same period last year.

             NEUPOGEN(R) (Filgrastim)

             Worldwide NEUPOGEN(R) sales were $232.8 million for the three months ended March 31, 1996, an increase of $20.5 million or 10% over the same period last year.

             Domestic sales of NEUPOGEN(R) were $162.7 million for the three months ended March 31, 1996, an increase of $15.4 million or 10% over the same period last year. This increase is primarily due to demand growth, which was slightly less than sales growth.

             International sales of NEUPOGEN(R), primarily in Europe, were $70.1 million for the three months ended March 31, 1996, an increase of $5.1 million or 8% over the same period last year. This increase is primarily due to increased demand, and to a lesser extent, favorable effects of strengthened foreign currencies. The Company's overall share of the colony stimulating factor market in the EU has decreased since the introduction in 1994 of competing colony stimulating factor products.

             Quarterly NEUPOGEN(R) sales volume in the United States is influenced by a number of factors including underlying demand, seasonal change in cancer chemotherapy administration, and wholesaler inventory management practices. Wholesaler inventory reductions have tended to reduce domestic NEUPOGEN(R) sales in the first quarter of each year. In prior years, NEUPOGEN sales in the EU have experienced a seasonal decline to varying degrees in the third quarter.

             The ongoing and intensifying cost containment pressures in the health care marketplace, including use of guidelines in patient care, have contributed to the slowing of growth in domestic NEUPOGEN(R) usage over the past several years. These pressures are expected to continue to influence such growth for the foreseeable future.

             EPOGEN(R) (Epoetin alfa)

             EPOGEN(R) sales were $244.1 million for the three months ended March 31, 1996, an increase of $45.2 million or 23% over the same period last year. This increase is primarily due to a continued
        increase in the U.S. dialysis patient population and the administration of higher doses.

          Cost of sales

             Cost of sales as a percentage of product sales was 14.0% and 16.2% for the three months ended March 31, 1996 and 1995, respectively. In 1996, cost of sales as a percentage of product sales is expected to range from 14%-15%.

          Research and development

             During the three months ended March 31, 1996, research and development expenses increased $16.7 million or 15% compared with the same period last year. This increase is primarily due to clinical and preclinical activities necessary to initiate new programs and to further advance existing product development activities. Annual research and development expenses are expected to increase at a rate exceeding the anticipated annual product sales growth rate due to planned increases in internal efforts on new product discovery and development and increases in external research collaboration costs, including acquisitions of product and technology rights.

          Marketing and selling

             Marketing and selling expenses increased $8.8 million or 15% during the three months ended March 31, 1996 compared with the same period last year. This increase primarily reflects marketing efforts to increase the number of patients receiving NEUPOGEN(R) and to bring more patients receiving EPOGEN(R) within the target hematocrit range. In 1996, marketing and selling expenses combined with general and administrative expenses are expected to have an aggregate annual growth rate lower than the anticipated annual product sales growth rate.

          General and administrative

             General and administrative expenses increased $4.6 million or 13% during the three months ended March 31, 1996 compared with the same period last year. This increase is primarily due to higher staff-related and legal expenses. In 1996, general and administrative expenses combined with marketing and selling expenses are expected to have an aggregate annual growth rate lower than the anticipated annual product sales growth rate.

          Interest and other income

             Interest and other income increased $6.1 million or 47% during the three months ended March 31, 1996 compared with the same period last year. This increase is primarily due to higher cash balances and capital gains in the current year period. Interest and other income is expected to fluctuate from period to period primarily due to changes in cash balances and interest rates.

          Income taxes

             The Company's effective tax rate for the three months ended March 31, 1996 was 30.6% compared with 32.9% for the same period last year. The decrease in the tax rate is due to increased realization of net operating losses of an acquired company and continued tax benefits from the sale of products manufactured in the Puerto Rico fill-and-finish facility.

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

             Except for the historical information contained herein, the matters discussed herein are by their nature forward-looking. For the reasons stated, or for various unanticipated reasons, actual results may differ materially.

        Factors That May Affect Future Results

             Amgen operates in a rapidly changing environment that involves a number of risks, some of which are beyond the Company's control. The following discussion highlights some of these risks and others are discussed elsewhere herein and in other documents filed by the Company with the Securities and Exchange Commission.

          Period to period fluctuations

             The Company's operating results may fluctuate for a number of reasons. The forecasting of revenue is inherently uncertain for a variety of reasons. Because the Company plans its operating expenses, many of which are relatively fixed in the short term, on the basis that revenues will continue to grow, even a relatively small revenue shortfall may cause a period's results to be below expectations. Such a revenue shortfall could arise from any number of factors, including lower than expected demand, wholesalers' buying patterns, product pricing strategies, fluctuations in foreign currency exchange rates, changes in government or private reimbursement, transit interruptions, overall economic conditions or natural disasters (including earthquakes).

             See "Results of Operations - Product sales - NEUPOGEN(R) (Filgrastim)" for a discussion regarding quarterly NEUPOGEN(R) sales.

             The Company's stock price, like that of other biotechnology companies, is subject to significant volatility. If revenues or earnings in any quarter fail to meet the investment community's expectations, there could be an immediate impact on the Company's stock price. The stock price may also be affected by, among other things, clinical trial results and other product development related announcements by Amgen or its competitors, regulatory matters, intellectual property and legal matters, or broader industry and market trends unrelated to the Company's performance.

          Rapid growth

             In light  of  management's views  of  the potential  for  future growth of the Company's business, the Company has adopted an aggressive growth plan that includes substantial and increased investments in research and development and investments in facilities that will be required to support significant growth. This plan carries with it a number of risks, including a higher level of operating expenses, the difficulty of attracting and assimilating a large number of new employees, and the complexities associated with managing a larger and faster growing organization.

          Product development

             The Company intends to continue to develop product candidates. Successful product development in the biotechnology industry is highly uncertain and only a small minority of research and development programs ultimately result in commercially successful drugs. Product development is dependent on numerous factors, many of which are beyond the Company's control. Product candidates that appear promising in the early phases of development may fail to reach market for numerous reasons. They may be found to be ineffective or to have harmful side effects in clinical or preclinical testing, fail to receive necessary regulatory approvals, be uneconomic because of manufacturing costs or other factors, or be precluded from commercialization by the proprietary rights of others. Success in preclinical and early clinical trials does not ensure that large scale clinical trials will be successful. Clinical results are frequently susceptible to varying interpretations which may delay, limit or prevent further clinical development or regulatory approvals. The length of time necessary to complete clinical trials and receive approval for product marketing by regulatory authorities varies significantly by product and indication and is often difficult to predict.

          Regulatory approvals

             The success of current products and future product candidates of the Company will depend in part upon maintaining and obtaining regulatory approval to market products. Domestic and foreign statutes and regulations govern matters relating to the Company's products and product candidates and the research and development activities associated with them. The Company's product candidates may prove to have undesirable side effects that may interrupt or delay clinical studies and could ultimately prevent or limit their commercial use. The Company or regulatory authorities may suspend or terminate clinical trials at any time if the participants in such trials are believed to be exposed to unacceptable health risks. Even if regulatory approval is obtained, a marketed product and its manufacturer are subject to continued review. Later discovery of previously unknown problems with a product or manufacturer may result in restrictions on such product or manufacturer, including withdrawal of the product from the market. Failure to obtain necessary approvals, or the restriction, suspension, or revocation of any approvals, or the failure to comply with regulatory requirements could have a material adverse effect on the Company.

          Reimbursement

             The success of the Company's products partially depends upon the extent to which a consumer is willing to pay the price or able to obtain reimbursement for the cost of these products from government health administration authorities, private health insurers, and other organizations. Significant uncertainties exist as to the reimbursement status of newly approved therapeutic products, and current reimbursement policies for existing products may change. It is possible that changes in reimbursement or failure to obtain reimbursement may reduce the demand for or the price of the Company's products.

             Several factors could influence the pricing or reimbursement for the Company's products including: (1) third-party payors continuing to challenge the prices charged for medical services and products,
        (2) the trend towards managed care in the United States, (3) the growth of organizations which could control or significantly influence the purchase of health care services and products, and (4) legislative proposals to reform health care or reduce government insurance programs. NEUPOGEN(R) usage has been and is expected to continue to be affected by cost containment pressures on health care providers worldwide. In addition, patients receiving EPOGEN(R) in connection with treatment for end stage renal disease are covered primarily under medical programs provided by the federal government. Therefore, EPOGEN(R) sales may also be affected by future changes in reimbursement rates or the basis for reimbursement by the federal government.

          Competition

             Substantial competition exists in the biotechnology industry from pharmaceutical and biotechnology companies which may have technical or competitive advantages. The Company competes with these companies in the development of technologies and processes and sometimes competes with them in acquiring technology from academic institutions, government agencies, and other private and public research organizations. There can be no assurance that the Company will be able to produce or acquire rights to products that have commercial potential. Even if the Company achieves product commercialization, there can be no assurance that one or more of the Company's competitors may not: (1) achieve product commercialization earlier than the Company, (2) receive patent protection that dominates or adversely affects the Company's activities, or (3) have significantly greater marketing capabilities.

             The field of biotechnology has undergone rapid and significant technological change. The Company expects that the technology associated with the Company's research and development will continue to develop rapidly, and the Company's future success will depend in large part on its ability to maintain a competitive position with respect to this technology. Rapid technological development by the Company or others may result in some of the Company's product candidates, products, or processes becoming obsolete before the Company recovers a significant portion of the research, development, manufacturing, and commercialization expenses it incurs. This could have a material adverse effect on the Company.

          Intellectual property and legal matters

             The  patent  positions   of  pharmaceutical  and   biotechnology
        companies can be highly uncertain and involve complex legal and factual questions. Accordingly the breadth of claims allowed in such companies' patents cannot be predicted. Patent disputes are frequent
        and can preclude commercialization of products.   The Company is  and
        may in the future  be involved in material  patent litigation.   Such
        litigation, if decided adversely, could subject the Company to significant liabilities and cause the Company to obtain third party licenses or cease using the technology or product in dispute.

             The Company is  involved in arbitration  proceedings with  Ortho
        Pharmaceutical  Corporation,  a  subsidiary  of  Johnson  &   Johnson
        ("Johnson & Johnson"), relating to a license granted by the Company to Johnson & Johnson for sales of Epoetin alfa in the United States
        for all human  uses except  dialysis and  diagnostics.   See Note  4
        to the Condensed Consolidated Financial Statements - "Contingencies - Johnson and Johnson arbitrations." While it is impossible to predict accurately or determine the outcome of these proceedings, based primarily upon the merits of its claims and based upon certain liabilities established due to the inherent uncertainty of any arbitrated result, the Company believes that the outcome of these proceedings will not have a material adverse effect on its financial statements. However, it is possible that an adverse decision could, depending on its magnitude, have a material adverse effect on the financial statements.

        Legal Matters

             The Company is engaged in arbitration proceedings with one of its licensees and various legal proceedings relating to Synergen. For a discussion of these matters see Note 4 to the Condensed Consolidated Financial Statements.

                             PART II - OTHER INFORMATION

        Item 1.   Legal Proceedings

             The Company is engaged in arbitration proceedings with one of its licensees. For a complete discussion of these matters see Note 4 to the Condensed Consolidated Financial Statements - "Contingencies - Johnson & Johnson arbitrations". Other legal proceedings are also reported in Note 4 to the Condensed Consolidated Financial Statements and in the Company's Form 10-K for the year ended December 31, 1995, with material developments since that report described below. While it is not possible to predict accurately or to determine the eventual outcome of these matters, the Company believes that the outcome of these legal proceedings will not have a material adverse effect on the financial statements of the Company.

          Biogen litigation

             On June  15, 1994,  Biogen, Inc.  filed suit  in Tokyo  District
        Court in Japan, against Amgen K.K., a subsidiary of the Company, seeking an injunctive relief for the alleged infringement of two Japanese patents relating to alpha interferon. The Company subsequently answered the complaint, denying allegations of infringement.


        Item 5.   Other Information

             The Company's 1997 Annual Meeting of Stockholders will be held on May 8, 1997, at 10:30 A.M., PDT, at the Regency Beverly Wilshire, 9500 Wilshire Boulevard, Los Angeles, California.


        Item 6.   Exhibits and Reports on Form 8-K

             (a)  Reference is made to the Index to Exhibits included herein.

             (b) No reports on Form 8-K were filed during the three months ended March 31, 1996.

                                     SIGNATURES


             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             Amgen Inc.
                                             (Registrant)



        Date:     5/14/96                    By:/s/        Robert S. Attiyeh
        ------------------                 ------------------------------------
                                                Robert S. Attiyeh
                                                Senior Vice President, Finance
                                                and Corporate Development, and
                                                Chief Financial Officer




        Date:     5/14/96                    By:/s/          Larry A. May
        ------------------                  ------------------------------------
                                                Larry A. May
                                                Vice President, Corporate
                                                Controller and Chief
                                                Accounting Officer

                                     AMGEN INC.


                                  INDEX TO EXHIBITS


        Exhibit No.                     Description

          3.1       Restated Certificate of Incorporation. (6)
          3.2 Certificate of Amendment to Restated Certificate of Incorporation, effective as of July 24, 1991. (11)
          3.3       Bylaws, as amended to date. (16)
          4.1 Indenture dated January 1, 1992 between the Company and Citibank N.A., as trustee. (12)
          4.2 Forms of Commercial Paper Master Note Certificates. (15) 10.1* Company's Amended and Restated 1991 Equity Incentive
                    Plan. (22)
         10.2*      Company's Amended and  Restated 1984 Stock  Option Plan.
                    (22)
         10.3 Shareholder's Agreement of Kirin-Amgen, Inc., dated May 11, 1984, between the Company and Kirin Brewery Company, Limited (with certain confidential information deleted therefrom). (1)
         10.4 Amendment Nos. 1, 2, and 3, dated March 19, 1985, July 29, 1985 and December 19, 1985, respectively, to the Shareholder's Agreement of Kirin-Amgen, Inc., dated May 11, 1984 (with certain confidential information deleted therefrom). (3)
         10.5 Product License Agreement, dated September 30, 1985, and Technology License Agreement, dated, September 30, 1985 between the Company and Ortho Pharmaceutical Corporation (with certain confidential information deleted therefrom). (2)
         10.6 Product License Agreement, dated September 30, 1985, and Technology License Agreement, dated September 30, 1985 between Kirin-Amgen, Inc. and Ortho Pharmaceutical Corporation (with certain confidential information deleted therefrom). (3)
         10.7*      Company's Amended and  Restated Employee  Stock Purchase
                    Plan. (23)
         10.8 Research, Development Technology Disclosure and License Agreement PPO, dated January 20, 1986, by and between the Company and Kirin Brewery Co., Ltd. (4)
         10.9 Amendment Nos. 4 and 5, dated October 16, 1986 (effective July 1, 1986) and December 6, 1986 (effective July 1, 1986), respectively, to the Shareholders Agreement of Kirin-Amgen, Inc. dated May 11, 1984 (with certain confidential information deleted therefrom). (5)
         10.10 Assignment and License Agreement, dated October 16, 1986, between the Company and Kirin-Amgen, Inc. (with certain confidential information deleted therefrom). (5)
         10.11 G-CSF European License Agreement, dated December 30, 1986, between Kirin-Amgen, Inc. and the Company (with certain confidential information deleted therefrom). (5)
         10.12 Research and Development Technology Disclosure and License Agreement: GM-CSF, dated March 31, 1987, between Kirin Brewery Company, Limited and the Company (with certain confidential information deleted therefrom). (5)
         10.13* Company's Amended and Restated 1987 Directors' Stock Option Plan. (22)
         10.14*     Company's Amended and  Restated 1988 Stock  Option Plan.
                    (22)
         10.15* Company's Retirement and Savings Plan, amended and restated as of January 1, 1993. (13)
         10.16 Amendment, dated June 30, 1988, to Research, Development, Technology Disclosure and License
                    Agreement: GM-CSF dated March 31, 1987, between Kirin Brewery Company, Limited and the Company. (6)
         10.17 Agreement on G-CSF in the EU, dated September 26, 1988, between Amgen Inc. and F. Hoffmann-La Roche & Co. Limited Company (with certain confidential information deleted therefrom). (8)
         10.18 Supplementary Agreement to Agreement dated January 4, 1989 to Agreement on G-CSF in the EU, dated September 26, 1988, between the Company and F. Hoffmann-La Roche & Co. Limited Company, (with certain confidential information deleted therefrom). (8)
         10.19 Agreement on G-CSF in Certain European Countries, dated January 1, 1989, between Amgen Inc. and F. Hoffmann-La Roche & Co. Limited Company (with certain confidential information deleted therefrom). (8)
         10.20 Rights Agreement, dated January 24, 1989, between Amgen Inc. and American Stock Transfer and Trust Company, Rights Agent. (7)
         10.21 First Amendment to Rights Agreement, dated January 22, 1991, between Amgen Inc. and American Stock Transfer and Trust Company, Rights Agent. (9)
         10.22 Second Amendment to Rights Agreement, dated April 2, 1991, between Amgen Inc. and American Stock Transfer and Trust Company, Rights Agent. (10)
         10.23 Agency Agreement, dated November 21, 1991, between Amgen Manufacturing, Inc. and Citicorp Financial Services Corporation. (13)
         10.24 Agency Agreement, dated May 21, 1992, between Amgen Manufacturing, Inc. and Citicorp Financial Services Corporation. (13)
         10.25 Guaranty, dated July 29, 1992, by the Company in favor of Merck Sharp & Dohme Quimica de Puerto Rico, Inc. (14)
         10.26 936 Promissory Note No. 01, dated December 11, 1991, issued by Amgen Manufacturing, Inc. (13)
         10.27 936 Promissory Note No. 02, dated December 11, 1991, issued by Amgen Manufacturing, Inc. (13)
         10.28 936 Promissory Note No. 001, dated July 29, 1992, issued by Amgen Manufacturing, Inc. (13)
         10.29 936 Promissory Note No. 002, dated July 29, 1992, issued by Amgen Manufacturing, Inc. (13)
         10.30 Guaranty, dated November 21, 1991, by the Company in favor of Citicorp Financial Services Corporation. (13)
         10.31 Partnership Purchase Agreement, dated March 12, 1993, between the Company, Amgen Clinical Partners, L.P., Amgen Development Corporation, the Class A limited partners and the Class B limited partner. (14)

         10.32*     Amgen Supplemental Retirement  Plan dated June  1, 1993.
                    (17)
         10.33      Promissory Note of  Mr. Kevin W.  Sharer, dated  June 4,
                    1993. (17)
         10.34      Promissory Note of Mr. Larry A.  May, dated February 24,
                    1993. (18)
         10.35*     First Amendment dated October 26, 1993  to the Company's
                    Retirement and Savings Plan. (18)
         10.36*     Amgen Performance Based Management Incentive Plan. (18)
         10.37      Agreement and Plan of  Merger, dated as of  November 17,
                    1994, among  Amgen Inc.,  Amgen Acquisition  Subsidiary,
                    Inc. and Synergen, Inc. (19)
         10.38      Third  Amendment  to  Rights  Agreement,   dated  as  of
                    February 21, 1995, between Amgen Inc. and American Stock
                    Transfer Trust and Trust Company (20)
         10.39      Credit Agreement, dated as of June 23, 1995, among Amgen
                    Inc., the  Borrowing  Subsidiaries  named  therein,  the
                    Banks named therein, Swiss Bank Corporation and ABN AMRO
                    Bank N.V., as Issuing Banks, and Swiss Bank Corporation,
                    as Administrative Agent. (21)
         10.40*     Conforming  Amendments  to  the   Amgen  Retirement  and
                    Savings Plan. (23)
         10.41*     Second Amendment  to the  Amgen  Retirement and  Savings
                    Plan. (23)
         10.42*     Third Amendment  to  the  Amgen Retirement  and  Savings
                    Plan. (23)
         10.43*     Fourth Amendment  to the  Amgen  Retirement and  Savings
                    Plan. (23)
         10.44      Promissory  Note  of  Mr.  George   A.  Vandeman,  dated
                    December 15, 1995. (23)
         10.45      Promissory  Note  of  Mr.  George   A.  Vandeman,  dated
                    December 15, 1995. (23)
         10.46      Promissory Note  of  Mr. Stan  Benson,  dated March  19,
                    1996. (23)
         11         Computation of per share earnings.
         27         Financial Data Schedule.
        ----------------
        * Management contract or compensatory plan or arrangement.

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

        (6) Filed as an exhibit to Form 8 amending the Quarterly Report on Form 10-Q for the quarter ended June 30, 1988 on August 25, 1988 and incorporated herein by reference.
        (7) Filed as an exhibit to the Form 8-K Current Report dated January 24, 1989 and incorporated herein by reference.
        (8) Filed as an exhibit to the Annual Report on Form 10-K for the year ended March 31, 1989 on June 28, 1989 and incorporated herein by reference.
        (9) Filed as an exhibit to the Form 8-K Current Report dated January 22, 1991 and incorporated herein by reference.
        (10) Filed as an exhibit to the Form 8-K Current Report dated April 12, 1991 and incorporated herein by reference.
        (11) Filed as an exhibit to the Form 8-K Current Report dated July 24, 1991 and incorporated herein by reference.
        (12) Filed as an exhibit to Form S-3 Registration Statement dated December 19, 1991 and incorporated herein by reference.
        (13) Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1992 on March 30, 1993 and incorporated herein by reference.
        (14) Filed as an exhibit to the Form 8-A dated March 31, 1993 and incorporated herein by reference.
        (15) Filed as an exhibit to the Form 10-Q for the quarter ended March 31, 1993 on May 17, 1993 and incorporated herein by reference.
        (16) Filed as an exhibit to the Form 10-Q for the quarter ended June 30, 1993 on August 16, 1993 and incorporated herein by reference.
        (17) Filed as an exhibit to the Form 10-Q for the quarter ended September 30, 1993 on November 12, 1993 and incorporated herein by reference.
        (18) Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1993 on March 25, 1994 and incorporated herein by reference.
        (19) Filed as an exhibit to the Form 8-K Current Report dated November 18, 1994 on December 2, 1994 and incorporated herein by reference.
        (20) Filed as an exhibit to the Form 8-K Current Report dated February 21, 1995 on March 7, 1995 and incorporated herein by reference.
        (21) Filed as an exhibit to the Form 10-Q for the quarter ended June 30, 1995 on August 11, 1995 and incorporated herein by reference.
        (22) Filed as an exhibit to the Form 10-Q for the quarter ended September 30, 1995 on November 13, 1995 and incorporated herein by reference.
        (23) Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1995 on March 29, 1996 and incorporated herein by reference.