Form 10-Q
period 1996-06-30
AMGEN INC
filed 1996-08-12
CIK 318154

SECURITIES AND EXCHANGE COMMISSION

                        WASHINGTON D.C. 20549

                              FORM 10-Q



(Mark One)
[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1996

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

As of June 30, 1996, the registrant had 264,668,720 shares of Common Stock, $.0001 par value, outstanding.

                             AMGEN INC.

                                INDEX


                                                         Page No.

PART I    FINANCIAL INFORMATION

          Item 1.Financial Statements .......................3

            Condensed Consolidated Statements of
            Operations - three and six months
            ended June 30, 1996 and 1995 ....................4

            Condensed Consolidated Balance Sheets -
            June 30, 1996 and December 31, 1995 .............5

            Condensed Consolidated Statements of
            Cash Flows - six months ended
            June 30, 1996 and 1995 ......................6 - 7

            Notes to Condensed Consolidated Financial
            Statements ......................................8

          Item 2.Management's Discussion and Analysis
                 of Financial Condition and Results of
                 Operations ................................13


PART II   OTHER INFORMATION

          Item 1.Legal Proceedings .........................18

          Item 4.Submission of Matters to a Vote
                 of Security Holders .......................18

          Item 6.Exhibits and Reports on Form 8-K ..........19

          Signatures........................................20

          Index to Exhibits.................................21

                   PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements

     The information  in this  report for  the three  and six  months
ended  June 30,  1996  and  1995  is   unaudited  but  includes  all
adjustments (consisting only of normal recurring accruals) which Amgen Inc. ("Amgen" or the "Company") considers necessary for a fair presentation of the results of operations for those periods.

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

                             AMGEN INC.

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                (In millions, except per share data)
                             (Unaudited)

                              Three Months Ended   Six Months Ended
                                    June 30,           June 30,
                                 1996     1995      1996      1995
                                ------   ------   --------  ------
Revenues:
 Product sales                  $518.9   $462.6   $  995.8  $873.8
 Corporate partner revenues       42.0     21.5       63.8    41.3
 Royalty income                   10.5      9.6       19.7    18.0
                                ------   ------   --------  ------
    Total revenues               571.4    493.7    1,079.3   933.1
                                ------   ------   --------  ------
Operating expenses:
 Cost of sales                    68.3     76.4      135.2   143.0
 Research and development        123.6    108.3      254.2   222.2
 Marketing and selling            78.5     69.9      146.1   128.7
 General and administrative       37.8     34.6       77.0    69.2
 Loss of affiliates, net          14.9     13.3       28.2    26.0
                                ------   ------   --------  ------
    Total operating expenses     323.1    302.5      640.7   589.1
                                ------   ------   --------  ------
Operating income                 248.3    191.2      438.6   344.0
                                ------   ------   --------  ------
Other income (expense):
 Interest and other income        12.2     18.4       31.2    31.3
 Interest expense, net            (1.7)    (3.8)      (4.0)   (7.6)
                                ------   ------   --------  ------
    Total other income
     (expense)                    10.5     14.6       27.2    23.7
                                ------   ------   --------  ------
Income before income taxes       258.8    205.8      465.8   367.7

Provision for income taxes        80.1     68.1      143.5   121.4
                                ------   ------   --------  ------
Net income                      $178.7   $137.7   $  322.3  $246.3
                                ======   ======   ========  ======

Earnings per share:
 Primary                       $  .64   $  .49    $   1.14 $  .88
 Fully diluted                 $  .64   $  .49    $   1.14 $  .87

Shares used in calculation
 of:
 Primary earnings per share      280.9    278.8      282.2   279.2
 Fully diluted earnings per
  share                          280.9    280.3      282.2   281.5


                       See accompanying notes.

                             AMGEN INC.

                CONDENSED CONSOLIDATED BALANCE SHEETS

                (In millions, except per share data)
                             (Unaudited)

                                             June 30,     December
                                                            31,
                                               1996        1995
                                            ----------  -----------
                               ASSETS
Current assets:
 Cash and cash equivalents                   $  214.2    $   66.7
 Marketable securities                          797.8       983.6
 Trade receivables, net                         198.8       199.3
 Inventories                                     91.8        88.8
 Other current assets                           107.5       115.7
                                             --------    --------
     Total current assets                     1,410.1     1,454.1

Property, plant and equipment at cost, net      781.6       743.8
Investments in affiliated companies              99.7        95.7
Other assets                                    204.9       139.2
                                             --------    --------
                                             $2,496.3    $2,432.8
                                             ========    ========

                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                            $   53.0    $   54.4
 Commercial paper                                   -        69.7
 Accrued liabilities                            445.3       459.7
 Current portion of long-term debt               78.2           -
                                             --------    --------
     Total current liabilities                  576.5       583.8

Long-term debt                                   99.0       177.2

Commitments and contingencies

Stockholders' equity:
 Common stock, and additional paid-in
  capital; $.0001 par value; 750.0 shares
  authorized; outstanding - 264.7 shares
  in 1996 and 265.7 shares in 1995              926.3       864.8
 Retained earnings                              894.5       807.0
                                             --------    --------
     Total stockholders' equity               1,820.8     1,671.8
                                             --------    --------
                                             $2,496.3    $2,432.8
                                             ========    ========

                       See accompanying notes.

                             AMGEN INC.

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                            (In millions)
                             (Unaudited)

                                                Six Months Ende
                                                    June 30,
                                                 1996      1995
                                               -------   -------

  Cash flows from operating activities:
    Net income                                 $322.3    $246.3
    Depreciation and amortization                54.9      42.4
    Loss of affiliates, net                      28.2      26.0
    Cash provided by (used in):
     Trade receivables, net                       0.5     (23.6)
     Inventories                                 (3.0)     17.7
     Other current assets                         8.2       3.5
     Accounts payable                            (1.4)      7.6
     Accrued liabilities                        (14.4)     38.7
                                               ------    ------
      Net cash provided by operating
         activities                             395.3     358.6
                                               ------    ------

  Cash flows from investing activities:
    Purchases of property, plant and
      equipment                                 (92.7)    (55.1)
    Proceeds from maturities of marketable
      securities                                129.9      48.4
    Proceeds from sales of marketable
      securities                                449.6     604.1
    Purchases of marketable securities         (393.7)   (822.9)
    (Increase) decrease in investments in
      affiliated companies                       (5.5)      5.4
    Increase in other assets                    (65.7)     (5.0)
                                               ------    ------
      Net cash provided by (used in)
          investing activities                   21.9    (225.1)
                                               ------    ------

                       See accompanying notes.

                      (Continued on next page)

                             AMGEN INC.

                            (In millions)
                             (Unaudited)

                                                Six Months Ended
                                                    June 30,
                                                 1996      1995
                                               -------   -------

  Cash flows from financing activities:
    Decrease in commercial paper               $(69.7)   $ (0.5)
    Repayment of long-term debt                     -      (2.2)
    Net proceeds from issuance of common
      stock upon the exercise of stock
      options                                    45.7      40.9
    Tax benefit related to stock options         15.8       8.9
    Repurchases of common stock                (234.8)   (173.5)
    Other                                       (26.7)    (23.5)
                                               ------    ------
      Net cash used in financing activities    (269.7)   (149.9)
                                               ------    ------

  Increase (decrease) in cash and cash
     equivalents                                147.5     (16.4)

  Cash and cash equivalents at beginning of
     period                                      66.7     211.3
                                               ------    ------
  Cash and cash equivalents at end of period   $214.2    $194.9
                                               ======    ======

                       See accompanying notes.

                             AMGEN INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            June 30, 1996


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

  Inventories

     Inventories are stated at the lower of cost or market. Cost is determined in a manner which approximates the first-in, first-out
(FIFO) method. Inventories are shown net of applicable reserves and allowances. Inventories consist of the following (in millions):

                                          June 30,   December
                                                          31,
                                            1996         1995
                                          -------      -------
       Raw materials                       $13.3        $11.8
       Work in process                      48.4         45.9
       Finished goods                       30.1         31.1
                                           -----        -----
                                           $91.8        $88.8
                                           =====        =====

  Product sales

     Product sales consist of two products, EPOGEN(R) (Epoetin alfa) and NEUPOGEN(R) (Filgrastim).

     Quarterly NEUPOGEN(R) sales volume in the United States is influenced by a number of factors including underlying demand, seasonal changes in cancer chemotherapy administration, and wholesaler inventory management practices. Wholesaler inventory reductions have tended to reduce domestic NEUPOGEN(R) sales in the first quarter of each year. In prior years, NEUPOGEN(R) sales in the European Union have experienced a seasonal decline to varying degrees in the third quarter.

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

  Basis of presentation

     The financial information for the three and six months ended June 30, 1996 and 1995 is unaudited but includes all adjustments (consisting only of normal recurring accruals) which the Company considers necessary for a fair presentation of the results of operations for these periods. Interim results are not necessarily indicative of results for the full fiscal year.

  Reclassification

     Certain prior period amounts have been reclassified to conform to the current period presentation.

2.   Debt

     During the first quarter of 1996, the Company paid off all outstanding commercial paper.

     As of June 30, 1996, $150 million was available under the Company's line of credit for borrowing and to support the Company's commercial paper program. No borrowings on this line of credit were outstanding at June 30, 1996.

     Long-term debt consists of the following (in millions):

                                           June 30,   December 31,
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
                                             ======      ======

     The Company has registered $200 million of unsecured medium term debt securities ("Medium Term Notes") of which $109.0 million were outstanding at June 30, 1996. These Medium Term Notes bear interest at fixed rates averaging 5.8% and mature in one to seven years.

3.   Income taxes

The provision for income taxes consists of the following (in millions):

                             Three Months Ended   Six Months Ended
                                  June 30,            June 30,
                                1996      1995      1996      1995
                              ------    ------     ------    ------
     Federal (including
       U.S. possessions)       $72.8     $61.6     $130.1    $110.2
     State                       7.3       6.5       13.4      11.2
                               -----     -----     ------    ------
                               $80.1     $68.1     $143.5    $121.4
                               =====     =====     ======    ======

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

     A number of disputes have arisen between Amgen and Johnson & Johnson as to their respective rights and obligations under the various agreements between them, including the agreement granting the license (the "License Agreement"). These disputes have been the subject of arbitration proceedings before Judicial Arbitration and Mediation Services, Inc. in Chicago, Illinois commencing in January 1989. A dispute that has not yet been resolved and is the subject of the current arbitration proceeding relates to the audit methodology currently employed by the Company for Epoetin alfa sales. The Company and Johnson & Johnson are required to compensate each other for Epoetin alfa sales which either party makes into the other party's exclusive market. The Company has established and is employing an audit methodology to assign the proceeds of sales of EPOGEN(R) and PROCRIT(R) in Amgen's and Johnson & Johnson's respective exclusive markets. Based upon this audit methodology, the Company is seeking payment of approximately $15 million (excluding interest) from Johnson & Johnson for the period 1991 through 1994. Johnson & Johnson has disputed this methodology and is proposing an alternative methodology for adoption by the arbitrator pursuant to which it is seeking payment of approximately $450 million (including interest through June 1996) for the period 1989 through 1994. If, as a result of the arbitration proceeding, a methodology different from that currently employed by the Company is instituted to assign the proceeds of sales between the parties, it may yield results that are different from the results of the audit methodology currently employed by the Company. As a result of the arbitration, it is possible that the Company would recognize a different level of EPOGEN(R) sales than are currently being recognized. As a result of the arbitration, the Company may be required to pay additional compensation to Johnson & Johnson for sales during prior periods, or Johnson & Johnson may be required to pay compensation to the Company for such prior period sales. While it is impossible to predict accurately or determine the outcome of these proceedings, based primarily upon the merits of its claims and based upon certain liabilities established due to the inherent uncertainty of any arbitrated result, the Company believes that the outcome of these proceedings will not have a material adverse effect on its financial statements.

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

  Synergen ANTRIL(TM) litigation

     Several lawsuits have been filed against the Company's wholly owned subsidiary, Amgen Boulder Inc. (formerly Synergen, Inc.), alleging misrepresentations in connection with Synergen's research and development of ANTRIL(TM) for the treatment of sepsis. One suit, filed by a limited partner of a partnership with which Amgen Boulder Inc. is affiliated, has been certified as a class action. That suit seeks rescission of certain payments made by the limited partners to the partnership (or unspecified damages not less than $52 million) and treble damages based on a variety of allegations relating to state and federal law claims. The plaintiffs in that suit also have filed a second amended complaint alleging violations of federal securities laws. Two broker-dealers who acted as market makers in Synergen options have also filed a suit claiming in excess of $3.2 million in trading losses.

     While it is not possible to predict accurately or determine the eventual outcome of the Johnson & Johnson arbitration proceedings, the Synergen litigation or various other legal proceedings (including patent disputes) involving Amgen, the Company believes that the outcome of these proceedings will not have a material adverse effect on its financial statements.

5.   Stockholders' equity

     During  the  six  months  ended  June  30,  1996,  the   Company
repurchased 4.0 million shares of its common stock at a total cost of

$234.8 million under its common stock repurchase program. The Board of Directors has authorized the Company to repurchase up to $450 million of shares during the 1996 calendar year. Stock repurchased under the program is retired.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

     Cash provided by operating activities has been and is expected to continue to be the Company's primary source of funds. During the six months ended June 30, 1996, operations provided $395.3 million of cash compared with $358.6 million during the same period last year. The Company had cash, cash equivalents and marketable securities of $1,012 million at June 30, 1996, compared with $1,050.3 million at December 31, 1995.

     Capital expenditures totaled $92.7 million for the six months ended June 30, 1996, compared with $55.1 million for the same period a year ago. Over the next few years, the Company expects to spend approximately $200 million to $300 million per year on capital projects and equipment to expand the Company's global operations.

     In April 1996, the Company invested $48 million in Regeneron Pharmaceuticals, Inc. and acquired 3.0 million shares of common stock along with warrants to purchase an additional 0.7 million shares.

     The Company receives cash from the exercise of employee stock options. During the six months ended June 30, 1996, stock options and their related tax benefits provided $61.5 million of cash compared with $49.8 million for the period last year. Proceeds from the exercise of stock options and their related tax benefits will vary from period to period based upon, among other factors, fluctuations in the market value of the Company's stock relative to the exercise price of such options.

     The Company has a stock repurchase program to offset the dilutive effect of its employee benefit stock option and stock purchase plans. During the six months ended June 30, 1996, the Company purchased 4.0 million shares of its common stock at a cost of $234.8 million compared with 5.0 million shares purchased at a cost of $173.5 million during the same period last year. The Company expects to repurchase $400 million to $450 million of its stock under the program in 1996.

     To provide for financial flexibility and increased liquidity, the Company has established several sources of debt financing. The Company has a shelf registration under which it could issue up to $200 million of Medium Term Notes. At June 30, 1996, $109.0 million of Medium Term Notes were outstanding which mature in one to seven years. The Company has a commercial paper program which provides for short-term borrowings up to an aggregate face amount of $200 million. As of June 30, 1996, the Company had no outstanding commercial paper.

The Company also  has a $150  million revolving line  of credit.   No
borrowings on this line of credit were outstanding at June 30, 1996.

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

     The Company has a program to manage certain portions of its exposure to fluctuations in foreign currency exchange rates. These exposures primarily result from European sales. The Company generally hedges the related receivables with foreign currency forward contracts, which typically mature within six months. The Company uses foreign currency option and forward contracts which generally expire within 12 months to hedge certain anticipated future sales. At June 30, 1996, outstanding option and forward contracts totaled $8.1 million and $41.4 million, respectively.

     The Company believes that existing funds, cash generated from operations, and existing sources of debt financing are adequate to support its stock repurchase program, as well as to satisfy its working capital and capital expenditure requirements for the foreseeable future. However, the Company may raise additional capital from time to time to take advantage of favorable conditions in the markets or in connection with the Company's corporate development activities.

Results of Operations

  Product sales

     Product sales increased 12% and 14% for the three and six months ended June 30, 1996, respectively, compared with the same periods last year.

     NEUPOGEN(R) (Filgrastim)

     Worldwide NEUPOGEN(R) sales were $254.7 million and $487.5 million for the three and six months ended June 30, 1996, respectively. These amounts represent increases of 3.1% and 6.1%, respectively, over the same periods last year.

     Domestic sales of NEUPOGEN(R) were $184.2 million and $346.9 million for the three and six months ended June 30, 1996, respectively. These amounts represent increases of $8.4 million and $23.8 million, or 4.8% and 7.4%, respectively, over the same periods last year. These increases were primarily due to demand growth and a price increase. In 1995, wholesalers accelerated their purchasing because of the timing of the July 4 holiday. As a result, approximately $7 million of sales were shifted from the third quarter of 1995 into the second quarter. Such accelerated wholesaler purchasing did not occur in the second quarter of 1996.

     The ongoing and intensifying cost containment pressures in the health care marketplace, including use of guidelines in patient care, have contributed to the slowing of growth in domestic NEUPOGEN(R) usage over the past several years. These pressures are expected to continue to influence such growth for the foreseeable future.

     International sales of NEUPOGEN(R), primarily in Europe, were $70.5 million and $140.6 million for the three and six months ended June 30, 1996, respectively. These amounts represent a decrease of $0.7 million or 1% for the three month period and an increase of $4.4 million, or 3.2% for the six month period. The current year periods reflect slower demand growth due to competitive and cost containment pressures as well as unfavorable foreign currency effects. The decrease in the second quarter of 1996, compared to the same period a year ago, was due to unfavorable foreign currency effects exceeding underlying demand growth.

     The Company's overall share of the colony stimulating factor market in the European Union ("EU") has continued to decrease since the introduction in 1994 of a competing granulocyte colony stimulating factor product. The Company does not expect the competitive intensity to subside in the near future. In addition, increasing government cost control measures have slowed the growth of the colony stimulating factor market in the EU.

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

     EPOGEN(R) (Epoetin alfa)

     EPOGEN(R) sales were $264.2 million and $508.3 million for the three and six months ended June 30, 1996, respectively. The amounts represent increases of $48.6 million and $93.8 million or 22.5% and 22.6%, respectively, over the same periods last year. These increases were primarily due to a continued increase in the U.S. dialysis patient population and the administration of higher doses.

  Corporate partner revenues

     Corporate partner revenues increased $20.5 million and $22.5 million, or 95.3% and 54.5%, during the three and six months ended June 30, 1996, respectively, compared to the same periods last year. These increases were primarily due to a $15 million payment received from Yamanouchi Pharmaceutical Co., Ltd. under a licensing agreement. In connection with this agreement, the Company has licensed the rights to develop, manufacture and commercialize the

Company's proprietary Consensus Interferon in specified geographic areas of the world. The Company will receive milestone payments as well as royalties on future product sales.

  Cost of sales

     Cost of sales as a percentage of product sales was 13.2% and 13.6% for the three and six months ended June 30, 1996, respectively, compared with 16.5% and 16.4% for the same periods last year. These improvements reflect efficiencies from the fill-and-finish facility in Puerto Rico. As a result of continued efficiencies in Puerto Rico in 1996, cost of sales as a percentage of product sales is expected to range from 13%-14%.

  Research and development

     During the three and six months ended June 30, 1996, research and development expenses increased $15.3 million and $32.0 million, or 14.1% and 14.4%, respectively, compared with the same periods last year. These increases were primarily due to clinical and preclinical activities necessary to initiate new programs and to further advance existing product development activities. Annual research and development expenses are expected to increase at a rate exceeding the Company's product sales growth rate due to planned increases in internal efforts on development of product candidates and discovery efforts.

  Marketing and selling

     Marketing and selling expenses increased $8.6 million and $17.4 million, or 12.3% and 13.5%, respectively, during the three and six months ended June 30, 1996 compared with the same periods last year. These increases primarily reflect market research activities and efforts to increase the number of patients receiving NEUPOGEN(R) and to bring more patients receiving EPOGEN(R) within the target hematocrit range. In 1996, marketing and selling expenses combined with general and administrative expenses are expected to have an aggregate annual growth rate lower than the anticipated annual product sales growth rate.

  General and administrative

     General and administrative expenses increased $3.2 million and $7.8 million, or 9.2% and 11.3%, respectively, during the three and six months ended June 30, 1996 compared with the same periods last year. These increases were primarily due to higher staff-related expenses. In 1996, general and administrative expenses combined with marketing and selling expenses are expected to have an aggregate annual growth rate lower than the anticipated annual product sales growth rate.

  Interest and other income

     Interest and other income decreased $6.2 million and $0.1 million, or 33.7% or 0.3%, respectively, during the three and six months ended June 30, 1996 compared with the same periods last year. These decreases resulted from fluctuations in interest rates and the absence of any capital gains in the second quarter of 1996 compared to the same period a year ago. These decreases offset interest income from higher cash balances in the current year period.

Interest and other income is expected to continue to vary from period to period primarily due to changes in cash balances, timing of capital gains/losses, and fluctuations in interest rates.

  Income taxes

     The Company's effective tax rate for the three and six months ended June 30, 1996 was 31.0% and 30.8% compared with 33.1% and 33.0%, respectively, for the same periods last year. These decreases in the tax rate were due to increased realization of net operating losses of an acquired company and continued tax benefits from the sale of products manufactured in the Puerto Rico fill-and-finish facility.

Financial Outlook

     Worldwide NEUPOGEN(R) sales for 1996 are expected to grow at a rate lower than the 1995 growth rate. Future NEUPOGEN(R) sales increases are dependent primarily upon further penetration of existing markets, the timing and nature of additional indications for which the product may be approved and the effects of competitive products. NEUPOGEN(R) usage is expected to continue to be affected by cost containment pressures on health care providers worldwide. In addition, international NEUPOGEN(R) sales will continue to be subject to changes in foreign currency exchange rates, competition, and government cost containment measures.

     EPOGEN(R) sales for 1996 are also expected to grow at a rate lower than the 1995 growth rate. The Company anticipates that increases in both the U.S. dialysis patient population and dosing will continue to drive EPOGEN(R) sales. The Company believes that as more dialysis patients' hematocrits reach target levels, the contribution of dosing to sales increases will diminish. Patients receiving treatment for end stage renal disease are covered primarily under medical programs provided by the federal government. Therefore, EPOGEN(R) sales may also be affected by future changes in reimbursement rates or the basis for reimbursement by the federal government.

     The Company anticipates that total product sales and earnings will grow at double digit rates in 1996, but these growth rates are expected to be lower than 1995 growth rates. Estimates of future product sales and earnings, however, are necessarily speculative in nature and are difficult to predict with accuracy.

     Except for the historical information contained herein, the matters discussed herein are by their nature forward-looking. For reasons stated, or for various unanticipated reasons, actual results may differ materially. Amgen operates in a rapidly changing environment that involves a number of risks, some of which are beyond the Company's control. Future operating results and matters which may affect the Company's stock price may be affected by a number of factors, certain of which are discussed elsewhere herein and are discussed in the sections appearing under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors That May Affect Future Results" in the Company's

Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, which sections are incorporated herein by reference.

Legal Matters

     The Company is engaged in arbitration proceedings with one of its licensees and various legal proceedings relating to Synergen. For a discussion of these matters see Note 4 to the Condensed Consolidated Financial Statements.

                     PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

     The Company is engaged in arbitration proceedings with one of its licensees. For a complete discussion of these matters see Note 4 to the Condensed Consolidated Financial Statements - "Contingencies - Johnson & Johnson arbitrations." Other legal proceedings are also reported in Note 4 to the Condensed Consolidated Financial Statements and in the Company's Form 10-K for the year ended December 31, 1995, with material developments or new proceedings since that report described in the Company's Form 10-Q for the quarter ended March 31, 1996 and below. While it is not possible to predict accurately or to determine the eventual outcome of these matters, the Company believes that the outcome of these legal proceedings will not have a material adverse effect on the financial statements of the Company.

     Synergen ANTRIL(TM) litigation

     Johnson v. Amgen Boulder Inc., et al., a suit filed by a limited partner of a partnership with which Amgen Boulder Inc. is affiliated, was certified as a class action on June 12, 1996. That suit seeks rescission of certain payments made by the limited partners to the partnership (or unspecified damages not less than $52 million) and treble damages based on a variety of allegations relating to state and federal law claims. On June 25, 1996, the plaintiffs in that suit also filed a second amended complaint alleging violations of federal securities laws.

     F. Hoffman-La Roche

     On December 20, 1995, Roche Holding A.G., parent corporation  of
F. Hoffman-La Roche and Company, filed suit in the Tokyo District Court in Japan, against Amgen K.K., a subsidiary of the Company, seeking injunctive relief for the alleged infringement of a patent relating to alpha-interferon by the Company's Consensus Interferon. The Company subsequently answered the complaint, denying allegations of infringement.


Item 4.   Submission of Matters to a Vote of Security Holders

     (a)  The Company  held its  Annual  Meeting of  Stockholders  on
          May 2, 1996.

     (b)  Omitted pursuant to Instruction 3 to Item 4 of Form 10-Q.

     (c) The two matters voted upon at the meeting were to elect three directors to hold office until the 1999 Annual Meeting of Stockholders and to ratify the selection of Ernst & Young LLP as the independent auditors of the Company for the year ending December 31, 1996.

          (i) The following votes were cast for or were withheld with respect to each of the nominees for director:
               Mr. William K. Bowes, Jr.: 203,050,432 votes for and 706,907 votes withheld; Ms. Judith C. Pelham:
               201,541,898 votes  for and  2,215,441 votes  withheld;
               and Mr. Kevin  W. Sharer:   202,998,903 votes for and
               758,436 votes withheld. All nominees were declared to have been elected as directors to hold office until
               the  1999 Annual  Meeting   of   Stockholders.     No
               abstentions or broker non-votes were cast for the election of directors.

          (ii) With respect to the proposal to ratify the selection of Ernst & Young LLP as the Company's independent
               auditors,  203,059,851 votes  were   cast   for   the
               proposal, 255,197 votes were cast against the proposal and 442,291 votes abstained. No broker non-votes were cast in connection with the proposal. The selection of Ernst & Young LLP as the Company's independent auditors for the year ending December 31, 1996 was declared to have been ratified.

     (d)  Not applicable.


Item 6.   Exhibits and Reports on Form 8-K

     (a)  Reference is made to the Index to Exhibits included herein.

     (b) No reports on Form 8-K were filed during the three months ended June 30, 1996.

                             SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     Amgen Inc.
                                     (Registrant)



Date:     8/9/96                     By:/s/        Robert S. Attiyeh
- ------------------                   ------------------------------------
                                        Robert S. Attiyeh
                                        Senior Vice President, Finance
                                        and Corporate Development, and
                                        Chief Financial Officer




Date:     8/9/96                     By:/s/        Larry A. May
- ------------------                   ------------------------------------
                                        Larry A. May
                                        Vice President, Corporate
                                        Controller and Chief
                                        Accounting Officer

                             AMGEN INC.

                          INDEX TO EXHIBITS

Exhibit No.                     Description

  3.1       Restated Certificate of Incorporation. (6)
  3.2       Certificate of  Amendment  to  Restated  Certificate  of
            Incorporation, effective as of July 24, 1991. (11)
  3.3*      Amended and Restated Bylaws.
  4.1       Indenture dated January 1, 1992 between  the Company and
            Citibank N.A., as trustee. (12)
  4.2 Forms of Commercial Paper Master Note Certificates. (15) 10.1* Company's Amended and Restated 1991 Equity Incentive
            Plan.
 10.2       Company's Amended and  Restated 1984 Stock  Option Plan.
            (21)
 10.3       Shareholder's Agreement of Kirin-Amgen,  Inc., dated May
            11, 1984, between the Company and Kirin Brewery Company,
            Limited (with  certain confidential  information deleted
            therefrom). (1)
 10.4       Amendment Nos. 1, 2,  and 3, dated March  19, 1985, July
            29, 1985  and December  19, 1985,  respectively, to  the
            Shareholder's Agreement of Kirin-Amgen,  Inc., dated May
            11, 1984 (with certain  confidential information deleted
            therefrom). (3)
 10.5       Product License Agreement, dated September 30, 1985, and
            Technology License Agreement, dated,  September 30, 1985
            between the Company and Ortho Pharmaceutical Corporation
            (with   certain    confidential   information    deleted
            therefrom). (2)
 10.6       Product License Agreement, dated September 30, 1985, and
            Technology License Agreement,  dated September  30, 1985
            between  Kirin-Amgen,  Inc.  and   Ortho  Pharmaceutical
            Corporation  (with   certain  confidential   information
            deleted therefrom). (3)
 10.7       Company's Amended and  Restated Employee  Stock Purchase
            Plan. (22)
 10.8       Research, Development Technology Disclosure  and License
            Agreement PPO, dated  January 20,  1986, by  and between
            the Company and Kirin Brewery Co., Ltd. (4)
 10.9       Amendment  Nos.  4  and   5,  dated  October   16,  1986
            (effective July 1, 1986) and December 6, 1986 (effective
            July  1,  1986),   respectively,  to   the  Shareholders
            Agreement of Kirin-Amgen, Inc. dated May  11, 1984 (with
            certain confidential information deleted therefrom). (5)
 10.10      Assignment and  License  Agreement,  dated  October  16,
            1986, between  the Company  and Kirin-Amgen,  Inc. (with
            certain confidential information deleted therefrom). (5)
 10.11      G-CSF European  License  Agreement,  dated December  30,
            1986, between  Kirin-Amgen, Inc.  and the  Company (with
            certain confidential information deleted therefrom). (5)
 10.12      Research  and  Development  Technology   Disclosure  and
            License Agreement: GM-CSF, dated March 31, 1987, between
            Kirin Brewery  Company, Limited  and  the Company  (with
            certain confidential information deleted therefrom). (5)
 10.13      Company's Amended  and  Restated  1987 Directors'  Stock
            Option Plan. (21)
 10.14*     Company's Amended and Restated 1988 Stock Option Plan.
 10.15*     Company's Amended  and Restated  Retirement and  Savings
            Plan.
 10.16      Amendment,   dated   June   30,   1988,   to   Research,
            Development,   Technology    Disclosure   and    License
            Agreement: GM-CSF  dated March  31, 1987,  between Kirin
            Brewery Company, Limited and the Company. (6)
 10.17      Agreement on G-CSF in the EU,  dated September 26, 1988,
            between Amgen  Inc.  and  F.  Hoffmann-La  Roche  &  Co.
            Limited Company  (with certain  confidential information
            deleted therefrom). (8)
 10.18      Supplementary Agreement  to Agreement  dated January  4,
            1989 to Agreement  on G-CSF in  the EU,  dated September
            26, 1988, between the Company and F. Hoffmann-La Roche &
            Co.  Limited   Company,   (with   certain   confidential
            information deleted therefrom). (8)
 10.19      Agreement on G-CSF in Certain  European Countries, dated
            January 1, 1989, between  Amgen Inc. and  F. Hoffmann-La
            Roche & Co. Limited Company (with certain confidential information deleted therefrom). (8)
 10.20      Rights Agreement, dated January 24,  1989, between Amgen
            Inc. and  American  Stock  Transfer and  Trust  Company,
            Rights Agent. (7)
 10.21      First Amendment to  Rights Agreement, dated  January 22,
            1991, between Amgen Inc. and American Stock Transfer and
            Trust Company, Rights Agent. (9)
 10.22      Second Amendment  to Rights  Agreement,  dated April  2,
            1991, between Amgen Inc. and American Stock Transfer and
            Trust Company, Rights Agent. (10)
 10.23      Agency Agreement, dated November 21, 1991, between Amgen
            Manufacturing,  Inc.  and  Citicorp  Financial  Services
            Corporation. (13)
 10.24      Agency Agreement,  dated  May  21, 1992,  between  Amgen
            Manufacturing,  Inc.  and  Citicorp  Financial  Services
            Corporation. (13)
 10.25      Guaranty, dated July 29,  1992, by the Company  in favor
            of Merck Sharp & Dohme Quimica de Puerto Rico, Inc. (14)
 10.26      936 Promissory  Note No.  01, dated  December 11,  1991,
            issued by Amgen Manufacturing, Inc. (13)
 10.27      936 Promissory  Note No.  02, dated  December 11,  1991,
            issued by Amgen Manufacturing, Inc. (13)
 10.28      936 Promissory Note No. 001, dated July 29, 1992, issued
            by Amgen Manufacturing, Inc. (13)
 10.29      936 Promissory Note No. 002, dated July 29, 1992, issued
            by Amgen Manufacturing, Inc. (13)
 10.30      Guaranty, dated  November 21,  1991, by  the Company  in
            favor of Citicorp Financial Services Corporation. (13)
 10.31      Partnership Purchase  Agreement, dated  March 12,  1993,
            between the  Company,  Amgen  Clinical  Partners,  L.P.,
            Amgen Development Corporation, the Class A limited partners and the Class B limited partner. (14)

 10.32      Amgen Supplemental Retirement  Plan dated June  1, 1993.
            (16)
 10.33      Promissory Note of  Mr. Kevin W.  Sharer, dated  June 4,
            1993. (16)
 10.34      Promissory Note of Mr. Larry A.  May, dated February 24,
            1993. (17)
 10.35      Amgen Performance Based Management Incentive Plan. (17)
 10.36      Agreement and Plan of  Merger, dated as of  November 17,
            1994, among  Amgen Inc.,  Amgen Acquisition  Subsidiary,
            Inc. and Synergen, Inc. (18)
 10.37      Third  Amendment  to  Rights  Agreement,   dated  as  of
            February 21, 1995, between Amgen Inc. and American Stock
            Transfer Trust and Trust Company (19)
 10.38      Credit Agreement, dated as of June 23, 1995, among Amgen
            Inc., the  Borrowing  Subsidiaries  named  therein,  the
            Banks named therein, Swiss Bank Corporation and ABN AMRO
            Bank N.V., as Issuing Banks, and Swiss Bank Corporation,
            as Administrative Agent. (20)
 10.39      Promissory  Note  of  Mr.  George   A.  Vandeman,  dated
            December 15, 1995. (22)
 10.40      Promissory  Note  of  Mr.  George   A.  Vandeman,  dated
            December 15, 1995. (22)
 10.41      Promissory Note  of  Mr. Stan  Benson,  dated March  19,
            1996. (22)
 11*        Computation of per share earnings.
 27*        Financial Data Schedule.
 99*        Sections  appearing  under  the   heading  "Management's
            Discussion  and  Analysis  of  Financial  Condition  and
            Results of  Operations--Factors That  May Affect  Future
            Results" in the Company's quarterly report  on Form 10-Q
            for the quarter ended March 31, 1996.
- ----------------
* Filed herewith.

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

(8) Filed as an exhibit to the Annual Report on Form 10-K for the year ended March 31, 1989 on June 28, 1989 and incorporated herein by reference.
(9) Filed as an exhibit to the Form 8-K Current Report dated January 22, 1991 and incorporated herein by reference.
(10) Filed as an exhibit to the Form 8-K Current Report dated April 12, 1991 and incorporated herein by reference.
(11) Filed as an exhibit to the Form 8-K Current Report dated July 24, 1991 and incorporated herein by reference.
(12) Filed as an exhibit to Form S-3 Registration Statement dated December 19, 1991 and incorporated herein by reference.
(13) Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1992 on March 30, 1993 and incorporated herein by reference.
(14) Filed as an exhibit to the Form 8-A dated March 31, 1993 and incorporated herein by reference.
(15) Filed as an exhibit to the Form 10-Q for the quarter ended March 31, 1993 on May 17, 1993 and incorporated herein by reference.
(16) Filed as an exhibit to the Form 10-Q for the quarter ended September 30, 1993 on November 12, 1993 and incorporated herein by reference.
(17) Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1993 on March 25, 1994 and incorporated herein by reference.
(18) Filed as an exhibit to the Form 8-K Current Report dated November 18, 1994 on December 2, 1994 and incorporated herein by reference.
(19) Filed as an exhibit to the Form 8-K Current Report dated February 21, 1995 on March 7, 1995 and incorporated herein by reference.
(20) Filed as an exhibit to the Form 10-Q for the quarter ended June 30, 1995 on August 11, 1995 and incorporated herein by reference.
(21) Filed as an exhibit to the Form 10-Q for the quarter ended September 30, 1995 on November 13, 1995 and incorporated herein by reference.
(22) Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1995 on March 29, 1996 and incorporated herein by reference.