Form 10-Q
period 1996-09-30
AMGEN INC
filed 1996-11-05
CIK 318154

SECURITIES AND EXCHANGE COMMISSION

                        WASHINGTON D.C. 20549

                              FORM 10-Q



(Mark One)
[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 1996

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

As of September 30, 1996, the registrant had 264,453,836 shares of Common Stock, $.0001 par value, outstanding.

                              AMGEN INC.

                                INDEX


                                                         Page No.

PART I    FINANCIAL INFORMATION

          Item 1.Financial Statements .......................3

            Condensed Consolidated Statements of
            Operations - three and nine months
            ended September 30, 1996 and 1995 ...............4

            Condensed Consolidated Balance Sheets -
            September 30, 1996 and December 31, 1995 ........5

            Condensed Consolidated Statements of
            Cash Flows - nine months ended
            September 30, 1996 and 1995 .................6 - 7

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

          Item 1.Legal Proceedings .........................19

          Item 6.Exhibits and Reports on Form 8-K ..........19

          Signatures........................................20

          Index to Exhibits.................................21

                   PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements

     The information in this report for the three and nine months ended September 30, 1996 and 1995 is unaudited but includes all adjustments (consisting only of normal recurring accruals) which Amgen Inc. ("Amgen" or the "Company") considers necessary for a fair presentation of the results of operations for those periods.

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

                             AMGEN INC.

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                (In millions, except per share data)
                            (Unaudited)

                              Three Months Ended  Nine Months Ended
                                 September 30,       September 30,
                                 1996     1995      1996      1995
                               -------- --------  --------  --------
Revenues:
 Product sales ..............   $533.3   $460.6   $1,529.1  $1,334.4
 Corporate partner revenues .     23.1     23.8       86.9      65.1
 Royalty income .............     10.6      8.9       30.3      26.9
                                ------   ------   --------  --------
  Total revenues ............    567.0    493.3    1,646.3   1,426.4
                                ------   ------   --------  --------
Operating expenses:
 Cost of sales ..............     73.1     64.1      208.3     207.1
 Research and development ...    130.4    105.5      384.6     327.7
 Marketing and selling ......     76.4     69.1      222.5     197.8
 General and administrative .     42.1     37.6      119.1     106.8
 Loss of affiliates, net ....     11.3     15.2       39.5      41.2
                                ------   ------   --------  --------
  Total operating expenses ..    333.3    291.5      974.0     880.6
                                ------   ------   --------  --------
Operating income ............    233.7    201.8      672.3     545.8
                                ------   ------   --------  --------
Other income (expense):
 Interest and other income ..     16.8     15.4       48.0      46.7
 Interest expense, net ......     (1.2)    (3.6)      (5.2)    (11.2)
                                ------   ------   --------  --------
  Total other income
   (expense) ................     15.6     11.8       42.8      35.5
                                ------   ------   --------  --------
Income before income taxes ..    249.3    213.6      715.1     581.3

Provision for income taxes ..     69.8     67.8      213.3     189.2
                                ------   ------   --------  --------
Net income ..................   $179.5   $145.8   $  501.8  $  392.1
                                ======   ======   ========  ========

Earnings per share:
 Primary ....................     $.64    $0.52      $1.78     $1.40
 Fully diluted ..............     $.64    $0.51      $1.78     $1.38

Shares used in calculation of:
 Primary earnings per share .    279.4    281.8      281.3     280.2
 Fully diluted earnings per
  share .....................    280.8    283.2      282.3     283.8

                       See accompanying notes.

                             AMGEN INC.

                CONDENSED CONSOLIDATED BALANCE SHEETS

                (In millions, except per share data)
                             (Unaudited)

                                           September 30, December 31,
                                               1996          1995
                                            -----------  -----------
                               ASSETS
Current assets:
 Cash and cash equivalents ................  $  227.0      $   66.7
 Marketable securities ....................     767.1         983.6
 Trade receivables, net ...................     207.2         199.3
 Inventories ..............................      91.0          88.8
 Other current assets .....................     113.7         115.7
                                             --------      --------
   Total current assets ...................   1,406.0       1,454.1

Property, plant and equipment at cost, net      831.6         743.8
Investments in affiliated companies.......      106.4          95.7
Other assets..............................      205.2         139.2
                                             --------      --------
                                             $2,549.2      $2,432.8
                                             ========      ========

                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable .........................  $   41.7      $   54.4
 Commercial paper .........................         -          69.7
 Accrued liabilities ......................     405.1         459.7
 Current portion of long term debt ........     118.2             -
                                             --------      --------
   Total current liabilities ..............     565.0         583.8

Long-term debt.............................      59.0         177.2

Put warrants...............................     157.4             -

Contingencies

Stockholders' equity:
 Common stock and additional paid-in
  capital; $.0001 par value; 750.0 shares
  authorized; outstanding - 264.5 shares
  in 1996 and 265.7 shares in 1995 ........     963.2         864.8
 Retained earnings ........................     804.6         807.0
                                             --------      --------
   Total stockholders' equity .............   1,767.8       1,671.8
                                             --------      --------
                                             $2,549.2      $2,432.8
                                             ========      ========
                       See accompanying notes.

                             AMGEN INC.

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                            (In millions)
                             (Unaudited)

                                              Nine Months Ended
                                                September 30,
                                               1996        1995
                                            ----------  ----------

 Cash flows from operating activities:
  Net income ..............................   $  501.8   $   392.1
  Depreciation and amortization ...........       79.9        64.3
  Loss of affiliates, net .................       39.5        41.2
  Cash provided by (used in):
   Trade receivables, net .................       (7.9)      (10.6)
   Inventories ............................       (2.2)       12.2
   Other current assets ...................        2.0       (11.0)
   Accounts payable .......................      (12.7)       16.7
   Accrued liabilities ....................      (54.6)       43.3
                                             ---------   ---------
    Net cash provided by operating
      activities ..........................      545.8       548.2
                                             ---------   ---------

 Cash flows from investing activities:
  Purchases of property, plant and
   equipment ..............................     (167.6)     (106.8)
  Proceeds from maturities of marketable
   securities .............................      135.2        79.8
  Proceeds from sales of marketable
   securities .............................      603.6       894.1
  Purchases of marketable securities ......     (522.3)   (1,335.2)
  Increase in investments in affiliated
   companies ..............................      (10.2)       (0.4)
  Increase in other assets ................      (66.0)      (13.0)
                                             ---------   ---------
    Net cash used in investing activities .    $ (27.3)  $  (481.5)
                                             ---------   ---------


                       See accompanying notes.

                      (Continued on next page)

                             AMGEN INC.

                            (In millions)
                             (Unaudited)

                                                Nine Months Ended
                                                  September 30,
                                                1996        1995
                                             ----------  ----------

 Cash flows from financing activities:
  Decrease in commercial paper ............    $ (69.7)  $    (0.2)
  Repayment of long-term debt .............          -        (6.2)
  Net proceeds from issuance of common
    stock upon the exercise of stock
    options ...............................       76.8        84.6
  Tax benefit related to stock options ....       21.5        23.6
  Repurchases of common stock .............     (346.8)     (199.9)
  Other ...................................      (40.0)      (34.9)
                                             ---------   ---------
    Net cash used in financing activities .     (358.2)     (133.0)
                                             ---------   ---------

 Increase (decrease) in cash and cash
  equivalents .............................      160.3       (66.3)

 Cash and cash equivalents at beginning of
  period ..................................       66.7       211.3
                                             ---------   ---------
 Cash and cash equivalents at end of period    $ 227.0   $   145.0
                                             =========   =========

                       See accompanying notes.

                             AMGEN INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         September 30, 1996


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

  Inventories

     Inventories are stated at the lower of cost or market. Cost is determined in a manner which approximates the first-in, first-out
(FIFO) method. Inventories are shown net of applicable reserves and allowances. Inventories consist of the following (in millions):

                                September 30,  December 31,
                                     1996          1995
                                   ------         ------
        Raw materials .........     $14.2          $11.8
        Work in process .......      48.9           45.9
        Finished goods ........      27.9           31.1
                                    -----          -----
                                    $91.0          $88.8
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

  Earnings per share

     Earnings per share are computed in accordance with the treasury stock method. Primary and fully diluted earnings per share are based upon the weighted average number of common shares and dilutive common stock equivalents during the period in which they were outstanding. Common stock equivalents are outstanding options under the Company's stock option plans and put warrants on the Company's common stock.

  Use of estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates.

  Basis of presentation

     The financial information for the three and nine months ended September 30, 1996 and 1995 is unaudited but includes all adjustments (consisting only of normal recurring accruals) which the Company considers necessary for a fair presentation of the results of operations for these periods. Interim results are not necessarily indicative of results for the full fiscal year.

2.   Debt

     During the first quarter of 1996, the Company paid off all outstanding commercial paper.

     As of September 30, 1996, $150 million was available under the Company's line of credit for borrowing and to support the Company's commercial paper program. No borrowings on this line of credit were outstanding at September 30, 1996.

     Long-term debt consists of the following (in millions):

                                   September 30,  December 31,
                                        1996           1995
                                       ------         ------
     Medium Term Notes ..........      $109.0         $109.0
     Promissory notes ...........        68.2           68.2
                                       ------         ------
                                        177.2          177.2
     Less current portion .......      (118.2)             -
                                       ------         ------
                                       $ 59.0         $177.2
                                       ======         ======

     The Company has registered $200 million of unsecured medium term debt securities ("Medium Term Notes") of which $109.0 million were outstanding at September 30, 1996. These Medium Term Notes bear interest at fixed rates averaging 5.8% and mature in one to seven years.

3.   Income taxes

     The provision for income taxes consists of the following (in millions):

                              Three Months Ended   Nine Months Ended
                                 September 30,       September 30,
                                1996      1995      1996      1995
                               ------    ------    ------    ------
     Federal (including
        U.S. possessions) ..   $64.9     $63.6     $195.0    $173.8
     State .................     4.9       4.2       18.3      15.4
                               -----     -----     ------    ------
                               $69.8     $67.8     $213.3    $189.2
                               =====     =====     ======    ======

     The current period reduction in the tax rate is primarily due to a favorable ruling received from the Puerto Rican government.

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

     A number of disputes have arisen between Amgen and Johnson & Johnson as to their respective rights and obligations under the various agreements between them, including the agreement granting the license (the "License Agreement"). These disputes have been the subject of arbitration proceedings before Judicial Arbitration and Mediation Services, Inc. in Chicago, Illinois commencing in January 1989. A dispute that has not yet been resolved and is the subject of the current arbitration proceeding relates to the audit methodology currently employed by the Company for Epoetin alfa sales. The Company and Johnson & Johnson are required to compensate each other for Epoetin alfa sales which either party makes into the other party's exclusive market. The Company has established and is employing an audit methodology to assign the proceeds of sales of EPOGEN(R) and PROCRIT(R) in Amgen's and Johnson & Johnson's respective exclusive markets. Based upon this audit methodology, the Company is seeking payment of approximately $15 million (excluding interest) from Johnson & Johnson for the period 1991 through 1994. Johnson & Johnson has disputed this methodology and is proposing an alternative methodology for adoption by the arbitrator pursuant to which it is seeking payment of approximately $450 million (including interest through June 1996) for the period 1989 through 1994. If, as a result of the arbitration proceeding, a methodology different from that currently employed by the Company is instituted to assign the proceeds of sales between the parties, it may yield results that are different from the results of the audit methodology currently employed by the Company. As a result of the arbitration, it is possible that the Company would recognize a different level of EPOGEN(R) sales than are currently being recognized. As a result of the arbitration, the Company may be required to pay additional compensation to Johnson & Johnson for sales during prior periods, or Johnson & Johnson may be required to pay compensation to the Company for such prior period sales. While it is impossible to predict accurately or determine the outcome of these proceedings, based primarily upon the merits of its claims and based upon certain liabilities established due to the inherent uncertainty of any arbitrated result, the Company believes that the outcome of these proceedings will not have a material adverse effect on its financial statements. A trial commenced in March 1996 regarding the audit methodologies and compensation for sales by Johnson & Johnson into Amgen's exclusive market and sales by Amgen into Johnson & Johnson's exclusive market.

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

  Synergen ANTRIL(TM) litigation

     Several lawsuits have been filed against the Company's wholly owned subsidiary, Amgen Boulder Inc. (formerly Synergen, Inc.), alleging misrepresentations in connection with Synergen's research and development of ANTRIL(TM) for the treatment of sepsis. One suit, filed by a limited partner of a partnership with which Amgen Boulder Inc. is affiliated, has been certified as a class action. That suit seeks rescission of certain payments made by the limited partners to the partnership (or unspecified damages not less than $52 million) and treble damages based on a variety of allegations relating to state and federal law claims. The plaintiffs in that suit also have filed a second amended complaint alleging violations of federal securities laws. Two broker-dealers who acted as market makers in Synergen options have also filed a suit claiming in excess of $3.2 million in trading losses. On August 6, 1996, the District Court for the State of Colorado dismissed without prejudice for failure to prosecute an action brought by three Synergen stockholders that alleged violations of state securities laws, fraud and misrepresentation and sought an unspecified amount of compensatory damages and punitive damages.

     While it is not possible to predict accurately or determine the eventual outcome of the Johnson & Johnson arbitration proceedings, the Synergen litigation or various other legal proceedings (including patent disputes) involving Amgen, the Company believes that the outcome of these proceedings will not have a material adverse effect on its financial statements.

5.   Stockholders' equity

     During the nine months ended September 30, 1996, the Company repurchased 6.1 million shares of its common stock at a total cost of $346.8 million under its common stock repurchase program. The Board of Directors has authorized the Company to repurchase up to $450 million of shares during 1996. Stock repurchased under the program is retired.

     In connection with the Company's stock repurchase program, put warrants were sold to an independent third party during the third quarter of 1996. Each put warrant entitles the holder to sell one share of Amgen Inc. common stock to the Company at a specified price. On September 30, 1996, 2.7 million put warrants were outstanding with exercise prices ranging from $52.00 to $58.80 per share. The put warrants are exercisable only at maturity and expire at various dates between April 1997 and August 1997. In the event the put warrants are exercised, the Company may elect to pay the holder in cash the difference between the exercise price and the market price of the Company's shares, in lieu of repurchasing the stock. The maximum potential repurchase obligation of $157.4 million has been reclassified from stockholders' equity to put warrants as of September 30, 1996. In the event that the put warrants expire unexercised, the liability associated with these instruments is extinguished.

     Additionally, during the third quarter of 1996, the Company purchased call options from an independent third party. Each call option entitles the Company to buy one share of Amgen Inc. common stock at a specified price. At September 30, 1996, 1.3 million call options were outstanding, with exercise prices ranging from $58.00 to $61.90 per share. The call options are exercisable only at maturity and expire at various dates between April 1997 and August 1997. In the event the call options are exercised, the Company may elect to receive cash for the difference between the exercise price and the market price of the Company's shares, in lieu of repurchasing the stock. The premiums received from the sale of the put warrants offset in full the cost of the call options.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Liquidity and Capital Resources

     Cash provided by operating activities has been and is expected to continue to be the Company's primary source of funds. During the nine months ended September 30, 1996, operations provided $545.8 million of cash compared with $548.2 million during the same period last year. The Company had cash, cash equivalents and marketable securities of $994.1 million at September 30, 1996, compared with $1,050.3 million at December 31, 1995.

     Capital expenditures totaled $167.6 million for the nine months ended September 30, 1996, compared with $106.8 million for the same period a year ago. Over the next few years, the Company expects to spend approximately $200 million to $300 million per year on capital projects and equipment to expand the Company's global operations.

     In April 1996, the Company invested $48 million in a corporate partner, Regeneron Pharmaceuticals, Inc., and acquired 3.0 million shares of common stock along with warrants to purchase an additional
0.7 million shares.

     The Company receives cash from the exercise of employee stock options. During the nine months ended September 30, 1996, stock options and their related tax benefits provided $98.3 million of cash compared with $108.2 million for the period last year. Proceeds from the exercise of stock options and their related tax benefits will vary from period to period based upon, among other factors, fluctuations in the market value of the Company's stock relative to the exercise price of such options.

     The Company has a stock repurchase program to offset the dilutive effect of its employee benefit stock option and stock purchase plans. During the nine months ended September 30, 1996, the Company purchased 6.1 million shares of its common stock at a cost of $346.8 million compared with 5.6 million shares purchased at a cost of $199.9 million during the same period last year. The Company expects to repurchase $400 million to $450 million of its stock under the program in 1996. To partially hedge the cost of its stock repurchase program, the Company issued put warrants and purchased call options in the third quarter of 1996. See Note 5 to the Condensed Consolidated Financial Statements.

     To provide for financial flexibility and increased liquidity, the Company has established several sources of debt financing. The Company has a shelf registration under which it could issue up to $200 million of Medium Term Notes. At September 30, 1996, $109.0 million of Medium Term Notes were outstanding which mature in one to seven years. The Company has a commercial paper program which provides for short-term borrowings up to an aggregate face amount of $200 million. As of September 30, 1996, the Company had no outstanding commercial paper. The Company also has a $150 million revolving line of credit. No borrowings on this line of credit were outstanding at September 30, 1996.

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

     The Company has a program to manage certain portions of its exposure to fluctuations in foreign currency exchange rates arising from international operations. The Company generally hedges the receivables and payables with foreign currency forward contracts, which typically mature within six months. The Company uses foreign currency option and forward contracts which generally expire within 12 months to hedge certain anticipated future sales and expenses. At September 30, 1996, outstanding option and forward contracts totaled $7.5 million and $60.2 million, respectively.

     The Company believes that existing funds, cash generated from operations, and existing sources of debt financing are adequate to fund its working capital and capital expenditure requirements for the foreseeable future, as well as to support its stock repurchase program. However, the Company may raise additional capital from time to time to take advantage of favorable conditions in the markets or in connection with the Company's corporate development activities.


Results of Operations

  Product sales

     Product sales increased 15.8% and 14.6% for the three and nine months ended September 30, 1996, respectively, compared with the same periods last year.

     NEUPOGEN(R) (Filgrastim)

     Worldwide   NEUPOGEN(R)   sales   were   $258.8   million    and
$746.3 million for the three and nine months ended September 30, 1996, respectively. These amounts represent increases of 12.4% and 8.2%, respectively, over the same periods last year.

     Domestic sales of NEUPOGEN(R) were $186.8 million and $533.7 million for the three and nine months ended September 30, 1996, respectively. These amounts represent increases of $23.1 million and $46.9 million, or 14.1% and 9.6%, respectively, over the same periods last year. The increases are primarily due to growth in demand and a price increase which was in line with the Consumer Price Index. In 1995, wholesalers accelerated their purchasing because of the timing of the July 4 holiday. As a result, approximately $7 million of sales were shifted from the third quarter of 1995 into the second quarter of 1995. Such accelerated wholesaler purchasing did not occur in 1996.

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

     International sales of NEUPOGEN(R), primarily in Europe, were $72.0 million and $212.6 million for the three and nine months ended September 30, 1996, respectively. These amounts represent increases of $5.4 million and $9.8 million, or 8.1% and 4.8% respectively, over the same periods last year. Unit demand accounted for most of this increase but demand benefited in part from the timing of shipments to certain end users. The impact of foreign currency was slightly negative.

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

     EPOGEN(R) (Epoetin alfa)

     EPOGEN(R) sales were $274.5 million and $782.8 million for the three and nine months ended September 30, 1996, respectively. The amounts represent increases of $44.2 million and $138.0 million or 19.2% and 21.4%, respectively, over the same periods last year. These increases were primarily due to a continued increase in the U.S. dialysis patient population and the administration of higher doses.

     Increases in both the U.S. dialysis patient population and dosing is expected to continue to drive EPOGEN(R) sales. However, the Company believes that as more dialysis patients' hematocrits reach target levels, dosing increases will diminish.

  Corporate partner revenues

     Corporate partner revenues decreased $0.7 million, or 2.9% and increased $21.8 million, or 33.5% during the three and nine months ended September 30, 1996, respectively, compared with the same periods
last year.   The nine month  period increase was  primarily due to  a
$15 million payment received from Yamanouchi Pharmaceutical Co., Ltd.
under a licensing agreement  in June 1996.   In connection with  this
agreement,  the  Company   has  licensed  the   rights  to   develop,
manufacture and commercialize the Company's proprietary Consensus Interferon in specified geographic areas of the world. The Company will receive milestone payments as well as royalties on future product sales.

  Cost of sales

     Cost of sales as a percentage of product sales was 13.7% and 13.6% for the three and nine months ended September 30, 1996, respectively, compared with 13.9% and 15.5% for the same periods last year. These improvements reflect efficiencies from the fill-and-
finish facility in Puerto Rico. As a result of continued efficiencies in Puerto Rico in 1996, cost of sales as a percentage of product sales is expected to range from 13%-14%.

  Research and development

     During the three and nine months ended September 30, 1996, research and development expenses increased $24.9 million and $56.9 million, or 23.6% and 17.4%, respectively, compared with the same periods last year. These increases were primarily due to staff-related expenses and external costs for clinical and preclinical activities necessary to support the ongoing product development activities. Annual research and development expenses are expected to increase at a rate exceeding the Company's product sales growth rate due to planned increases in internal efforts on development of product candidates and discovery.

  Marketing and selling

     Marketing and selling expenses increased $7.3 million and $24.7 million, or 10.6% and 12.5%, respectively, during the three and nine months ended September 30, 1996 compared with the same periods last year. These increases primarily reflect market research activities and efforts to increase the number of patients receiving NEUPOGEN(R) and to bring more patients receiving EPOGEN(R) within the target hematocrit range. In 1996, marketing and selling expenses combined with general and administrative expenses are expected to have an aggregate annual growth rate lower than the anticipated annual product sales growth rate.

  General and administrative

     General and administrative expenses increased $4.5 million and $12.3 million, or 12.0% and 11.5%, respectively, during the three and nine months ended September 30, 1996 compared with the same periods last year. These increases were primarily due to higher staff-related expenses. In 1996, general and administrative expenses combined with marketing and selling expenses are expected to have an aggregate annual growth rate lower than the anticipated annual product sales growth rate.

  Interest and other income

     Interest and other income increased $1.4 million and $1.3 million, or 9.1% and 2.8%, respectively, during the three and nine months ended September 30, 1996 compared with the same periods last year. These increases resulted from fluctuations in interest rates and cash balances compared with the same period a year ago. Interest and other income is expected to continue to vary from period to period primarily due to changes in cash balances, timing of capital gains/losses, and fluctuations in interest rates.

  Income taxes

     The Company's effective tax rate for the three and nine months ended September 30, 1996 was 28.0% and 29.8% compared with 31.7% and 32.5%, respectively, for the same periods last year. The decrease in the current tax rate is primarily due to a favorable ruling received from the Puerto Rican government. However, the federal government also enacted legislation during the current quarter which, beginning in 1998, limits the tax benefits it grants that relate to Puerto Rican operations. The Company's effective tax rate will rise in 1998 due to this legislation.

Financial Outlook

     Worldwide NEUPOGEN(R) sales for 1996 are expected to grow at a rate lower than the 1995 growth rate. Future NEUPOGEN(R) sales increases are dependent primarily upon further penetration of existing markets, the timing and nature of additional indications for which the product may be approved and the effects of competitive products. NEUPOGEN(R) usage is expected to continue to be affected by cost containment pressures on health care providers worldwide. In addition, international NEUPOGEN(R) sales will continue to be subject to competition, government cost containment measures, and changes in foreign currency exchange rates.

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

     Except for the historical information contained herein, the matters discussed herein are by their nature forward-looking. For reasons stated, or for various unanticipated reasons, actual results may differ materially. Amgen operates in a rapidly changing environment that involves a number of risks, some of which are beyond the Company's control. Future operating results and matters which may affect the Company's stock price may be affected by a number of factors, certain of which are discussed elsewhere herein and are discussed in the sections appearing under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors That May Affect Future Results" in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, which sections are incorporated herein by reference and filed herewith.

Legal Matters

     The Company is engaged in arbitration proceedings with one of its licensees and various legal proceedings relating to Synergen. For a discussion of these matters see Note 4 to the Condensed Consolidated Financial Statements.

                     PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

     The Company is engaged in arbitration proceedings with one of its licensees. For a complete discussion of these matters see Note 4 to the Condensed Consolidated Financial Statements - "Contingencies - Johnson & Johnson arbitrations." Other legal proceedings are also reported in Note 4 to the Condensed Consolidated Financial Statements and in the Company's Form 10-K for the year ended December 31, 1995, with material developments or new proceedings since that report described in the Company's Form 10-Q for the quarters ended March 31, 1996 and June 30, 1996 and below. While it is not possible to predict accurately or to determine the eventual outcome of these matters, the Company believes that the outcome of these legal proceedings will not have a material adverse effect on the financial statements of the Company.

  Synergen ANTRIL(TM) litigation

     Several lawsuits have been filed against the Company's wholly owned subsidiary, Amgen Boulder Inc. (formerly Synergen, Inc.), alleging misrepresentations in connection with Synergen's research and development of ANTRIL (TM) for the treatment of sepsis. On August 6, 1996, the District Court for the State of Colorado dismissed one of these lawsuits without prejudice for failure to prosecute an action brought by three Synergen stockholders that alleged violations of state securities laws, fraud and misrepresentation and sought an unspecified amount to compensatory damages and punitive damages.

  Genentech Litigation

     On October 16, 1996, Genentech, Inc. filed suit in the United States District Court for the Northern District of California seeking an unspecified amount of compensatory damages, treble damages and injunctive relief on its U.S. Patents 4,704,362, 5,221,619 and
4,342,832 relating to vectors for expressing cloned genes and the methods for such expression. Genentech, Inc. alleges that Amgen has infringed its patents by manufacturing and selling NEUPOGEN(R). As of October 31, 1996, Amgen had not been served with this lawsuit.


Item 6.   Exhibits and Reports on Form 8-K

     (a)  Reference is made to the Index to Exhibits included herein.

     (b) No reports on Form 8-K were filed during the three months ended September 30, 1996.

                             SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     Amgen Inc.
                                     (Registrant)



Date:     11/05/96                   By:/s/        Robert S. Attiyeh
------------------                   ------------------------------------
                                        Robert S. Attiyeh
                                        Senior Vice President, Finance
                                        and Corporate Development, and
                                        Chief Financial Officer




Date:     11/05/96                   By:/s/        Larry A. May
------------------                   ------------------------------------
                                        Larry A. May
                                        Vice President, Corporate
                                        Controller and Chief
                                        Accounting Officer

                             AMGEN INC.


                          INDEX TO EXHIBITS


Exhibit No.                     Description

  3.1       Restated Certificate of Incorporation. (6)
  3.2       Certificate  of  Amendment  to  Restated  Certificate  of
            Incorporation, effective as of July 24, 1991. (11)
  3.3       Amended and Restated Bylaws. (22)
  4.1       Indenture dated January  1, 1992 between the Company  and
            Citibank N.A., as trustee. (12)
  4.2       Forms of Commercial Paper Master Note Certificates. (15)
*10.1       Company's  Amended  and Restated  1991  Equity  Incentive
            Plan.
*10.2       Company's Amended and Restated 1984 Stock Option Plan.
 10.3       Shareholder's Agreement  of Kirin-Amgen, Inc., dated  May
            11, 1984, between the Company and Kirin Brewery  Company,
            Limited  (with certain  confidential information  deleted
            therefrom). (1)
 10.4       Amendment Nos.  1, 2, and 3,  dated March 19, 1985,  July
            29,  1985 and  December 19,  1985, respectively,  to  the
            Shareholder's Agreement  of Kirin-Amgen, Inc., dated  May
            11, 1984  (with certain confidential information  deleted
            therefrom). (3)
 10.5       Product License Agreement, dated September 30, 1985,  and
            Technology License  Agreement, dated, September 30,  1985
            between the Company and Ortho Pharmaceutical  Corporation
            (with    certain   confidential    information    deleted
            therefrom). (2)
 10.6       Product License Agreement, dated September 30, 1985,  and
            Technology License  Agreement, dated  September 30,  1985
            between  Kirin-Amgen,   Inc.  and  Ortho   Pharmaceutical
            Corporation   (with  certain   confidential   information
            deleted therefrom). (3)
*10.7       Company's Amended  and Restated  Employee Stock  Purchase
            Plan.
 10.8       Research, Development  Technology Disclosure and  License
            Agreement PPO,  dated January  20, 1986,  by and  between
            the Company and Kirin Brewery Co., Ltd. (4)
 10.9       Amendment  Nos.   4  and  5,   dated  October  16,   1986
            (effective July 1, 1986) and December 6, 1986  (effective
            July  1,   1986),  respectively,   to  the   Shareholders
            Agreement of Kirin-Amgen,  Inc. dated May 11, 1984  (with
            certain confidential information deleted therefrom). (5)
 10.10      Assignment  and  License  Agreement,  dated  October  16,
            1986,  between the  Company and  Kirin-Amgen, Inc.  (with
            certain confidential information deleted therefrom). (5)
 10.11      G-CSF  European  License Agreement,  dated  December  30,
            1986,  between Kirin-Amgen,  Inc. and  the Company  (with
            certain confidential information deleted therefrom). (5)
 10.12      Research  and   Development  Technology  Disclosure   and
            License Agreement: GM-CSF, dated March 31, 1987,  between

            Kirin  Brewery Company,  Limited  and the  Company  (with
            certain confidential information deleted therefrom). (5)
*10.13      Company's  Amended  and Restated  1987  Directors'  Stock
            Option Plan.
*10.14      Company's Amended and Restated 1988 Stock Option Plan.
 10.15      Company's  Amended and  Restated Retirement  and  Savings
            Plan. (22)
 10.16      Amendment,   dated   June   30,   1988,   to    Research,
            Development,    Technology   Disclosure    and    License
            Agreement:  GM-CSF dated  March 31, 1987,  between  Kirin
            Brewery Company, Limited and the Company. (6)
 10.17      Agreement on G-CSF  in the EU, dated September 26,  1988,
            between  Amgen  Inc.  and  F.  Hoffmann-La  Roche  &  Co.
            Limited  Company (with  certain confidential  information
            deleted therefrom). (8)
 10.18      Supplementary  Agreement to  Agreement dated  January  4,
            1989 to  Agreement on G-CSF  in the  EU, dated  September
            26, 1988, between the Company and F. Hoffmann-La Roche  &
            Co.   Limited   Company,   (with   certain   confidential
            information deleted therefrom). (8)
 10.19      Agreement on G-CSF  in Certain European Countries,  dated
            January 1,  1989, between Amgen  Inc. and F.  Hoffmann-La
            Roche &  Co. Limited Company  (with certain  confidential
            information deleted therefrom). (8)
 10.20      Rights Agreement, dated  January 24, 1989, between  Amgen
            Inc.  and  American Stock  Transfer  and  Trust  Company,
            Rights Agent. (7)
 10.21      First Amendment  to Rights Agreement,  dated January  22,
            1991, between Amgen Inc. and American Stock Transfer  and
            Trust Company, Rights Agent. (9)
 10.22      Second  Amendment to  Rights  Agreement, dated  April  2,
            1991, between Amgen Inc. and American Stock Transfer  and
            Trust Company, Rights Agent. (10)
 10.23      Agency Agreement, dated November 21, 1991, between  Amgen
            Manufacturing,  Inc.  and  Citicorp  Financial   Services
            Corporation. (13)
 10.24      Agency  Agreement,  dated May  21,  1992,  between  Amgen
            Manufacturing,  Inc.  and  Citicorp  Financial   Services
            Corporation. (13)
 10.25      Guaranty, dated  July 29, 1992, by  the Company in  favor
            of Merck Sharp & Dohme Quimica de Puerto Rico, Inc. (14)
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

 10.32      Amgen Supplemental  Retirement Plan dated  June 1,  1993.
            (16)
 10.33      Promissory Note  of Mr. Kevin  W. Sharer,  dated June  4,
            1993. (16)
 10.34      Promissory Note of  Mr. Larry A. May, dated February  24,
            1993. (17)
 10.35      Amgen Performance Based Management Incentive Plan. (17)
 10.36      Agreement and  Plan of Merger, dated  as of November  17,
            1994,  among Amgen  Inc., Amgen  Acquisition  Subsidiary,
            Inc. and Synergen, Inc. (18)
 10.37      Third  Amendment  to   Rights  Agreement,  dated  as   of
            February 21, 1995, between Amgen Inc. and American  Stock
            Transfer Trust and Trust Company (19)
 10.38      Credit Agreement, dated as of June 23, 1995, among  Amgen
            Inc.,  the  Borrowing  Subsidiaries  named  therein,  the
            Banks named therein, Swiss Bank Corporation and ABN  AMRO
            Bank N.V., as Issuing Banks, and Swiss Bank  Corporation,
            as Administrative Agent. (20)
 10.39      Promissory  Note  of   Mr.  George  A.  Vandeman,   dated
            December 15, 1995. (21)
 10.40      Promissory  Note  of   Mr.  George  A.  Vandeman,   dated
            December 15, 1995. (21)
 10.41      Promissory  Note of  Mr.  Stan Benson,  dated  March  19,
            1996. (21)
*10.42      Amendment No.  1 to  the Company's  Amended and  Restated
            Retirement and Savings Plan.
*11         Computation of per share earnings.
*27         Financial Data Schedule.
*99         Sections  appearing   under  the  heading   "Management's
            Discussion  and  Analysis  of  Financial  Condition   and
            Results  of Operations--Factors  That May  Affect  Future
            Results" in the  Company's quarterly report on Form  10-Q
            for the quarter ended March 31, 1996.
----------------
* Filed herewith.

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

(8) Filed as an exhibit to the Annual Report on Form 10-K for the year ended March 31, 1989 on June 28, 1989 and incorporated herein by reference.
(9) Filed as an exhibit to the Form 8-K Current Report dated January 22, 1991 and incorporated herein by reference.
(10) Filed as an exhibit to the Form 8-K Current Report dated April 12, 1991 and incorporated herein by reference.
(11) Filed as an exhibit to the Form 8-K Current Report dated July 24, 1991 and incorporated herein by reference.
(12) Filed as an exhibit to Form S-3 Registration Statement dated December 19, 1991 and incorporated herein by reference.
(13) Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1992 on March 30, 1993 and incorporated herein by reference.
(14) Filed as an exhibit to the Form 8-A dated March 31, 1993 and incorporated herein by reference.
(15) Filed as an exhibit to the Form 10-Q for the quarter ended March 31, 1993 on May 17, 1993 and incorporated herein by reference.
(16) Filed as an exhibit to the Form 10-Q for the quarter ended September 30, 1993 on November 12, 1993 and incorporated herein by reference.
(17) Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1993 on March 25, 1994 and incorporated herein by reference.
(18) Filed as an exhibit to the Form 8-K Current Report dated November 18, 1994 on December 2, 1994 and incorporated herein by reference.
(19) Filed as an exhibit to the Form 8-K Current Report dated February 21, 1995 on March 7, 1995 and incorporated herein by reference.
(20) Filed as an exhibit to the Form 10-Q for the quarter ended June 30, 1995 on August 11, 1995 and incorporated herein by reference.
(21) Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1995 on March 29, 1996 and incorporated herein by reference.
(22) Filed as an exhibit to the Form 10-Q for the quarter ended June 30, 1996 on August 12, 1996 and incorporated herein by reference.