Form 10-K
period 1996-12-31
AMGEN INC
filed 1997-03-24
CIK 318154

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON D.C. 20549
                              FORM 10-K
(Mark One)
[ X ]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1996

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter  period  that  the  registrant  was  required  to  file  such reports), and (2) has  been subject to  such filing requirements  for
the past 90 days.        Yes  X  No
Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The approximate aggregate market value of voting stock held by non-affiliates of the registrant was $15,957,482,000 as of February 28, 1997 (A)
                             265,393,070
  (Number of shares of common stock outstanding as of February 28, 1997)

Documents incorporated by reference:
                Document                             Form 10-K Parts
Definitive 1997 Proxy Statement, to be filed within 120 days of
  December 31, 1996 (specified portions)                      III

(A) Excludes 4,329,964 shares of common stock held by directors and officers, and any stockholders whose ownership exceeds five percent of the shares outstanding, at February 28, 1997. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, directly or indirectly, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

                               PART I


Item 1.   BUSINESS

Overview

     Amgen Inc. ("Amgen" or the "Company") is a global biotechnology company that discovers, develops, manufactures and markets human therapeutics based on advances in cellular and molecular biology.

     The Company manufactures and markets two human therapeutic products, NEUPOGEN(R) (Filgrastim) and EPOGEN(R) (Epoetin alfa). NEUPOGEN(R) selectively stimulates the production of neutrophils, one type of white blood cell. The Company markets NEUPOGEN(R) in the
United States, countries of the European Union ("EU"), Canada and Australia for use in decreasing the incidence of infection in patients undergoing myelosuppressive chemotherapy. In addition, NEUPOGEN(R) is marketed in most of these countries for use in reducing the duration of neutropenia for patients undergoing myeloablative therapy followed by bone marrow transplantation, for treating patients with severe chronic neutropenia and to support peripheral blood progenitor cell ("PBPC") transplantations. EPOGEN(R) stimulates the production of red blood cells and is marketed by Amgen in the United States for the treatment of anemia associated with chronic renal failure in patients on dialysis.

     The Company focuses its research on biological cell/tissue events and its development efforts on human therapeutics in the areas of hematopoiesis, neurobiology, endocrinology, inflammation and soft tissue repair and regeneration. The Company has research facilities in the United States and Canada and has clinical development staff in the United States, the EU, Canada, Australia, Japan and Hong Kong. To augment internal research and development efforts, the Company has established external research collaborations and has acquired certain product and technology rights.

     Amgen operates commercial manufacturing facilities located in the United States and Puerto Rico. A sales and marketing force is maintained in the United States, the EU, Canada and Australia. In addition, Amgen has entered into licensing and co-promotion agreements to market NEUPOGEN(R) and EPOGEN(R) in certain geographic areas.

     The Company was incorporated in California in 1980 and was merged into a Delaware corporation in 1987. Amgen's principal executive offices are located at 1840 DeHavilland Drive, Thousand Oaks, California 91320-1789.

Products

  Recombinant human granulocyte colony-stimulating factor

     NEUPOGEN(R) (proper name - Filgrastim) is Amgen's trademark for its recombinant human methionyl granulocyte colony-stimulating factor ("G-CSF"), a protein that selectively stimulates production of certain white blood cells known as neutrophils. Neutrophils are the body's first defense against infection. Treatments for various diseases and diseases themselves can result in extremely low numbers of neutrophils, a condition called neutropenia. Myelosuppressive chemotherapy, one treatment option for individuals with cancer, targets cell types which grow rapidly, such as tumor cells, neutrophils and other types of blood cells. Providing NEUPOGEN(R) as an adjunct to myelosuppressive chemotherapy can reduce the duration of neutropenia and thereby reduce the potential for infection.

     Congenital neutropenia is an example of disease-related neutropenia. In congenital neutropenia, the body fails to manufacture sufficient neutrophils. Chronic administration of NEUPOGEN(R) has been shown to reduce the incidence and duration of neutropenia-related consequences such as fever and infections in patients with congenital neutropenia.

     Patients undergoing bone marrow transplantation are treated with NEUPOGEN(R) to accelerate recovery of neutrophils following chemotherapy and bone marrow infusion. NEUPOGEN(R) also has been shown to induce immature blood cells (progenitor cells) to migrate
(mobilize) from the bone marrow into the blood circulatory system. When these progenitor cells are collected from the blood, stored and re-infused after chemotherapy (transplanted), recovery of platelets, red blood cells and neutrophils is accelerated. PBPC transplantation is becoming an alternative to autologous bone marrow transplantation for some patients.

     The Company began selling NEUPOGEN(R) in the United States in February 1991 (see "Joint Ventures and Business Relationships - Kirin Brewery Company, Limited"). NEUPOGEN(R) was initially indicated to decrease the incidence of infection as manifested by febrile neutropenia for patients with non-myeloid malignancies undergoing myelosuppressive chemotherapy. Subsequently, the U.S. Food and Drug Administration ("FDA") cleared NEUPOGEN(R) for three additional indications: (1) to reduce the duration of neutropenia for patients with non-myeloid malignancies undergoing myeloablative therapy followed by bone marrow transplantation, (2) to reduce the incidence and duration of neutropenia-related consequences in symptomatic patients with congenital neutropenia, cyclic neutropenia or idiopathic neutropenia, and (3) for use in mobilization of PBPC for stem cell transplantation.

     In the EU, Canada and Australia, NEUPOGEN(R) is marketed as an adjunct to chemotherapy and as a treatment for patients with severe chronic neutropenia. NEUPOGEN(R) is also marketed in these geographic areas for use in reducing the duration of neutropenia for patients undergoing myeloablative therapy followed by bone marrow transplantation and to support PBPC transplantations. Amgen and F. Hoffmann-La Roche Ltd. ("Roche") jointly market NEUPOGEN(R) in the EU under a co-promotion agreement (see "Marketing").

     In March 1996, NEUPOGEN(R) was approved for use in the United Kingdom (the "UK") as a supportive therapy to treat neutropenia in people with advanced HIV infection. The initial submission to the UK was made as part of the EU mutual recognition procedure that enables companies to seek approvals in other EU countries. Due to the completion of a randomized trial in 1996 that served as the basis for the FDA submission, the Company intends to supplement the original filing in Europe by submitting these additional data, again using the mutual recognition procedure. To facilitate this procedure, it was necessary for the Company to request in February 1997 the withdrawal of the original approval in the UK.

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

     The Company is pursuing additional indications with NEUPOGEN(R). Clinical trials were completed examining NEUPOGEN(R) as an adjunct to chemotherapy in patients with acute myelogenous leukemia ("AML"). License applications for marketing clearance of this supplemental indication were submitted to the U.S., European, Canadian and Australian regulatory authorities in 1996. In addition, a trial for the treatment of neutropenia in HIV-infected patients was completed, and a supplemental licensing application for approval of this indication was submitted to the FDA in 1996. Later stage trials are examining NEUPOGEN(R) as an adjunct to dose-intensified chemotherapy in patients with various tumor types. The Company is also continuing to investigate NEUPOGEN(R)'s potential benefits for patients in severe infectious disease settings.

     In December 1996, the U.S. Patent and Trademark Office issued to the Company a patent covering product rights to recombinant human methionyl G-CSF or NEUPOGEN(R). The patent provides protection against unauthorized making, importation, use or sale of recombinant G-CSF in the United States until 2013. Also in December 1996, the U.S. Patent and Trademark Office issued to the Company a patent covering methods of using recombinant G-CSF. This patent may be enforced in the United States until 2013. Previously issued patents cover aspects of DNA, vectors and processes related to recombinant G-CSF.

     For the years ended December 31,  1996, 1995 and 1994, sales  of
NEUPOGEN(R)  accounted   for   approximately  45%,   48%   and   50%,
respectively, of total revenues.

  Recombinant human erythropoietin

     EPOGEN(R) (proper name - Epoetin alfa) is Amgen's trademark for its recombinant human erythropoietin product, a protein that stimulates red blood cell production. Red blood cells transport oxygen to all cells of the body. Without adequate amounts of erythropoietin, the red blood cell count is reduced thereby diminishing the ability of the blood to deliver sufficient amounts of oxygen to the body, resulting in anemia. People with chronic renal failure suffer from anemia because they do not produce sufficient amounts of erythropoietin. EPOGEN(R) is effective in the treatment of anemia associated with chronic renal failure for patients on dialysis and is indicated to elevate or maintain the red blood cell level (as manifested by hematocrit or hemoglobin determinations) and to decrease the need for blood transfusions in these patients.

     In the United States, Amgen was granted rights to market recombinant human erythropoietin under a licensing agreement with Kirin-Amgen (see "Joint Ventures and Business Relationships - Kirin Brewery Company, Limited"). The Company began selling EPOGEN(R) in 1989 when the FDA gave clearance for its use in the treatment of anemia associated with chronic renal failure. The FDA designated EPOGEN(R) as an orphan drug, and such designation expired in 1996. In 1994, the FDA cleared a supplement to the Epoetin alfa product license which included an expanded target hematocrit range for patients with chronic renal failure. The target hematocrit, or percentage of red blood cells, was expanded to a range of 30 to 36 percent from the previously indicated range of 30 to 33 percent.

     The Company filed an additional license supplement with the FDA for the use of EPOGEN(R) in pediatric dialysis patients in 1996. Also during 1996, the Company discontinued the EPOGEN(R) Normal Hematocrit study. In this study, patients with symptomatic heart disease were randomized to a control group targeted at a hematocrit of 30 percent or an intervention group targeted toward a hematocrit of 42 percent (the average hematocrit level of people not undergoing dialysis treatment). In the 631 patient control group, 185 died compared with 221 of 634 in the intervention group. Subsequently, the Company revised the EPOGEN(R) package insert to incorporate language pertaining to the related mortality risks in dialysis patients with heart disease being treated with EPOGEN(R). The revised package insert states that hemodialysis patients with heart disease receiving EPOGEN(R) should have their hematocrit maintained carefully not to exceed 36 percent.

     The Company has retained exclusive rights to market EPOGEN(R) in the United States for dialysis patients. Amgen has granted Ortho Pharmaceutical Corporation, a subsidiary of Johnson & Johnson, hereafter referred to as "Johnson & Johnson", a license to pursue commercialization of recombinant human erythropoietin as a human therapeutic in the United States in all markets other than dialysis and diagnostics. See Note 1 to the Consolidated Financial Statements
- "Product sales" and Note 4 to the Consolidated Financial Statements
- "Johnson & Johnson arbitrations".

     In Japan, Kirin was granted rights to market recombinant human erythropoietin under a licensing agreement with Kirin-Amgen (see "Joint Ventures and Business Relationships - Kirin Brewery Company, Limited"). Kirin markets its recombinant human erythropoietin product under the trademark ESPO(R).

     In countries other than the United States (except as described above), the People's Republic of China and Japan, Johnson & Johnson was granted rights to pursue the commercialization of erythropoietin as a human therapeutic under a licensing agreement with Kirin-Amgen. Affiliates of Johnson & Johnson market erythropoietin for treatment of anemia associated with chronic renal failure under the trademark EPREX(R) in several countries.

     In August 1996, the U.S. Patent and Trademark Office issued to the Company a patent covering product rights to erythropoietin or EPOGEN(R). This patent provides broad protection against unauthorized making, importation, use or sale of erythropoietin in the United States until 2013. Previously issued patents cover aspects of DNA and host cells and the manufacturing process for erythropoietin.

     For the years ended December 31, 1996, 1995 and 1994, sales of EPOGEN(R) accounted for approximately 48%, 46% and 44%, respectively, of total revenues.

Product Candidates

  Consensus interferon

     Interferons are a class of naturally occurring proteins with anti-viral and anti-tumor activity that also modulate the immune system. INFERGEN(R) (proper name - Interferon alfacon-1), Amgen's consensus interferon, is a non-naturally occurring protein that combines structural features of many interferon sub-types. A Phase 3 clinical trial for treatment of chronic hepatitis C with INFERGEN(R), completed in 1995, indicated that INFERGEN(R) may be safe and effective in treating this disease. Hepatitis C viral infection is a potentially deadly disease that, if not treated, may lead to cirrhosis and hepatocellular carcinoma. Amgen filed license applications in 1996 with the U.S. and Canadian regulatory authorities requesting clearance for marketing INFERGEN(R) for treatment of hepatitis C virus. The Company expects to launch INFERGEN(R) following regulatory approval. Also in 1996, Amgen licensed to Yamanouchi Pharmaceutical Co., Ltd. of Tokyo the rights to develop, manufacture and commercialize Amgen's consensus interferon for all indications around the world except in the United States and Canada. (See "Joint Ventures and Business Relationships - Yamanouchi Pharmaceutical Co., Ltd."). Amgen has the right to market INFERGEN(R) in these two countries.

  Hematopoietic growth factors

     Hematopoietic growth factors are proteins which influence growth, migration, and maturation of certain types of blood cells. Stem cell factor ("SCF") or STEMGEN(TM), one of the Company's hematopoietic growth factors, has been shown to influence the production, mobilization, and maturation of progenitor cells. Human clinical trials have been completed which investigated the utility of SCF in combination with NEUPOGEN(R) for improved mobilization of progenitor cells prior to PBPC transplantation in patients with breast cancer. License applications for marketing clearance of SCF in this indication are expected to be submitted to the U.S., European, Canadian and Australian regulatory authorities in 1997.

     The Company's novel platelet growth factor, MGDF, another hematopoietic growth factor, has been shown in preclinical and early clinical research to be a promising agent for ameliorating the thrombocytopenia caused by intensive chemotherapy or irradiation. Thrombocytopenia, or severely depressed platelet numbers, can result in severe internal bleeding. The Company expanded its investigation of MGDF in 1996 to include several cancer-support treatments and into a setting where normal platelet donors receive MGDF before platelet donation. The initial clinical trial in AML demonstrated modest benefit, and the Company is engaged in ongoing trials in this and other indications. The Company is collaborating in the development of MGDF with Kirin (see "Joint Ventures and Business Relationships - Kirin Brewery Company, Limited"), and human clinical testing is ongoing. In 1995, Amgen, Kirin, and Kirin-Amgen signed agreements with Novo Nordisk A/S and certain of its subsidiaries (including ZymoGenetics, Inc.) for rights to thrombopoietin, a protein hormone that stimulates the production of platelets in the blood. The acquisition of these rights complements the development of MGDF.

     Another hematopoietic growth factor in development at Amgen is novel erythropoiesis stimulating protein ("NESP"). Human clinical trials for NESP in the treatment of anemia in patients with chronic renal failure began in January 1997. The Company has entered into an agreement with Kirin to jointly develop and market NESP through its joint venture, Kirin-Amgen (see "Joint Ventures and Business Relationships - Kirin Brewery Company, Limited").

  Neurobiology

     The Company has extensive discovery programs in neurological and neuroendocrine disorders. Neurotrophic factors are proteins which play a role in nerve cell protection and regeneration and which may therefore be useful in treating a variety of neurological disorders, including neurodegenerative diseases of the central and peripheral nervous systems, and also nerve injury or trauma. Glial cell line derived neurotrophic factor ("GDNF") is in clinical studies for possible use in the treatment of Parkinson's disease and amyotrophic lateral sclerosis ("ALS" or Lou Gehrig's disease). GDNF was added to the Company's neurobiology research program through the acquisition of Synergen, Inc. ("Synergen") (see Note 1 to the Consolidated Financial Statements - "Research and development costs").

     Human clinical testing of two neurotrophic factors, neurotrophin-3 ("NT-3") and brain-derived neurotrophic factor ("BDNF"), is currently being conducted in collaboration with Regeneron Pharmaceuticals, Inc. ("Regeneron") (see "Joint Ventures and Business Relationships - Regeneron Pharmaceuticals, Inc."). NT-3 is being investigated as a potential treatment for diabetic neuropathy. The Phase 3 clinical trial of BDNF with subcutaneous delivery for the treatment of ALS did not demonstrate clinical efficacy in the endpoints measured in patients with this disease. The trial showed no statistically significant or clinically relevant difference in breathing capacity or survival between treatment and placebo groups. No further development of subcutaneous delivery for ALS is planned. Small, early stage clinical trials of BDNF investigating intrathecal administration for ALS and subcutaneous delivery for diabetic neuropathy are in progress.

  Endocrinology

     Leptin is the protein produced by the obesity gene which is made in fat cells and is believed to help regulate the amount of fat stored by the body. This protein has been shown in some early preclinical animal models to produce a reduction in body weight and body fat. In 1995, The Rockefeller University granted to the Company an exclusive license which allows the Company to develop products based on the obesity gene (see "Joint Ventures and Business Relationships - Other business relationships"). A human clinical trial of leptin was begun in 1996. Amgen also plans to begin clinical trials to study leptin in non-insulin dependent type II diabetes within the next 12 months. The Company also entered into a licensing agreement in 1996 with Progenitor, Inc., a majority-owned subsidiary of Interneuron Pharmaceuticals, Inc., for certain exclusive rights for the development and commercialization of products using Progenitor Inc.'s leptin receptor technology.

     Primary hyperparathyroidism ("HPT") is a disorder that causes excessive secretion of parathyroid hormone from the parathyroid gland, leading to elevated serum calcium, called hypercalcemia. Symptoms may include bone loss, gastrointestinal distress, muscle weakness, depression and forgetfulness. This disorder currently lacks effective treatment other than surgery. Secondary HPT is commonly seen as a result of kidney failure, affecting as much as 80 percent of dialysis patients. The Company has entered into an agreement with NPS Pharmaceuticals, Inc. ("NPS") for Amgen to develop and commercialize NPS's calcimimetic small molecules based on NPS's proprietary calcium receptor technology for the treatment of HPT (see "Joint Ventures and Business Relationships - Other business relationships"). The first product candidate in this class of compounds is being investigated in a human clinical trial as a treatment for secondary HPT.

  Inflammation

     The inflammatory response is essential for defense against harmful micro-organisms and for the repair of damaged tissues. The failure of the body's control mechanisms regulating inflammatory response occurs in conditions such as rheumatoid arthritis, acute respiratory distress syndrome and asthma. Tumor necrosis factor binding protein ("TNFbp") and interleukin-1 receptor antagonist ("IL-1ra") are two product candidates added to the Company's inflammation research program through the acquisition of Synergen. First generation molecules of TNFbp and Il-1ra have been in human clinical trials. A human clinical trial for TNFbp was completed for possible use in the treatment of rheumatoid arthritis. A human clinical trial for IL-1ra in combination with methotrexate for treatment of rheumatoid arthritis is ongoing. (See "Joint Ventures and Business Relationships - Synergen Clinical Partners.") The Company has developed second generation molecules as a potential replacement for TNFbp and as a sustained delivery formulation for IL-1ra, both of which have demonstrated some additional benefit in preclinical studies over the first generation product candidates. Although the Company does not intend to pursue further clinical development of first generation TNFbp, it plans to continue clinical development of first generation IL-1ra. The Company is also conducting research to discover and develop other molecules for the treatment of inflammtory diseases.

  Soft tissue repair and regeneration

     Soft tissue growth factors are believed to play a role in accelerating or improving tissue regeneration and wound healing. In some cases, these agents may also protect tissues from injuries such as irradiation, chemotherapy, and hyperoxia. These growth factors likely regulate a broad range of cellular activities. Amgen currently is conducting research on certain tissue growth factors including keratinocyte growth factor ("KGF"). Human clinical trials for KGF were initiated in 1996 for the treatment of mucositis, a side effect often experienced by patients undergoing chemotherapy.

  Cell therapy

     Cell selection technology complements the Company's research and development efforts in hematopoiesis. Amgen's hematopoietic growth factors, together with selected hematopoietic cells, enable the Company to pursue the investigation of new and potentially more effective cancer therapy protocols. In 1994, Amgen acquired an equity interest in AmCell Inc. ("AmCell"), a U.S. company which plans to manufacture cell selection and characterization devices based on the technology of Miltenyi Biotec GmbH. Amgen and AmCell entered into an agreement whereby AmCell has the right to manufacture certain cell selection devices for Amgen, and Amgen has the right to clinically develop and commercialize these devices (see "Joint Ventures and Business Relationships - AmCell Inc."). Amgen conducted clinical trials in cell selection in Europe in 1996. The development of future clinical strategies is ongoing.

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

  F. Hoffmann-La Roche Ltd.

     Amgen and Roche entered into a co-promotion agreement in 1988 for the sale of NEUPOGEN(R) (Filgrastim) in the EU. Under this agreement, Amgen and Roche share the clinical development, regulatory and commercialization responsibilities for the product. Amgen manufactures NEUPOGEN(R), and the two companies share in the profits from sales of NEUPOGEN(R) in the EU. This agreement allowed Amgen the option to regain complete control for marketing the product. The Company exercised this option and has informed Roche that it intends to assume complete distribution responsibilities beginning in 1998.

     In 1989, Amgen and Roche entered into another agreement to commercialize NEUPOGEN(R) in certain European countries not located within the EU. Under this agreement, Roche markets NEUPOGEN(R) in these countries and pays a royalty to Amgen on these sales.

  Johnson & Johnson

     Amgen  granted   Johnson  &   Johnson   a  license   to   pursue
commercialization of recombinant human erythropoietin as a human therapeutic in the United States in all markets other than dialysis and diagnostics. The Company is engaged in arbitration proceedings regarding this agreement. For a complete discussion of this matter, see Note 4 to the Consolidated Financial Statements - "Johnson & Johnson arbitrations". In countries other than the United States (except as described above), the People's Republic of China and Japan, Johnson & Johnson was granted rights to pursue the commercialization of erythropoietin as a human therapeutic under a licensing agreement with Kirin-Amgen.

  Kirin Brewery Company, Limited

     The Company has a 50-50 joint venture (Kirin-Amgen) with Kirin. Kirin-Amgen was formed in 1984 to develop and commercialize certain of the Company's technologies. Amgen and Kirin have been exclusively licensed by Kirin-Amgen to manufacture and market recombinant human erythropoietin in the United States and Japan, respectively. Kirin-Amgen has also granted Amgen an exclusive license to manufacture and market G-CSF in the United States, Europe, Canada, Australia and New Zealand. Kirin has been licensed by Kirin-Amgen with similar rights for G-CSF in Japan, Taiwan and Korea. Kirin markets recombinant human granulocyte colony-stimulating factor and recombinant human erythropoietin in the People's Republic of China under a separate agreements.

     In 1994, Kirin-Amgen licensed to Amgen and Kirin the rights to develop and market MGDF, and in 1996, to develop and market NESP. Amgen has been granted an exclusive license from Kirin-Amgen to manufacture and market these two product candidates in the United States, the EC countries, Canada, Australia, Mexico and New Zealand. In addition, for NESP, Amgen's license extends to certain Central and South American countries. Kirin has been licensed by Kirin-Amgen with similar rights for these two product candidates in Japan, the People's Republic of China, Taiwan, Korea and certain other countries in Southeast Asia.

     Pursuant to the  terms of  agreements entered  into with  Kirin-
Amgen, the Company conducts certain research and development activities on behalf of Kirin-Amgen and is paid for such services at a negotiated rate. Included in revenues from corporate partners in the Company's Consolidated Financial Statements for the years ended December 31, 1996, 1995 and 1994, are $79.9 million, $72.6 million and $58.6 million, respectively, related to these agreements.

     In connection with its various agreements with Kirin-Amgen, the Company has been granted sole and exclusive licenses for the manufacture and sale of certain products in specified geographic areas of the world. In return for such licenses, the Company paid Kirin-Amgen stated amounts upon the receipt of the licenses and/or pays Kirin-Amgen royalties based on sales. During the years ended December 31, 1996, 1995 and 1994, Kirin-Amgen earned royalties from Amgen of $86.2 million, $74.2 million and $67.5 million, respectively, under such agreements.

  Yamanouchi Pharmaceutical Co., Ltd.

     In June 1996, Amgen licensed to Yamanouchi Pharmaceutical Co., Ltd. ("Yamanouchi") of Tokyo, Japan the rights to develop, manufacture and commercialize a potential product for the treatment of hepatitis C and any additional indications around the world except in the United States and Canada. Amgen will market the potential product in these countries. Amgen earned $15 million on signing, will earn additional amounts if certain milestones are achieved by Yamanouchi and will receive royalties on sales. Yamanouchi has granted to Amgen K.K., the Company's Japanese subsidiary, certain co-development and co-promotion/co-marketing rights in Japan and has granted to Amgen Greater China, Ltd., Amgen's subsidiary in Hong Kong, certain co-development and co-promotion rights in China, Hong Kong and Taiwan.

  Regeneron Pharmaceuticals, Inc.

     In 1990, the Company entered into a collaboration agreement with Regeneron to co-develop and commercialize BDNF and NT-3 in the United States. In addition, Regeneron licensed these potential products to Amgen for development in certain other countries. To facilitate this collaboration, the Company and Regeneron formed Amgen-Regeneron Partners, a 50-50 partnership. Amgen-Regeneron Partners commenced operations with respect to BDNF and NT-3 in June 1993 and January 1994, respectively.

  AmCell Inc.

     During 1994, Amgen acquired an equity interest in AmCell, a company which plans to manufacture cell selection and characterization devices based on the technology of Miltenyi Biotec GmbH ("Miltenyi"). Amgen has an exclusive license to clinically develop and commercialize selected products of AmCell incorporating Miltenyi technology in exchange for development funding and milestone payments.

  Synergen Clinical Partners

     Synergen Clinical Partners, L.P. ("SCP"), a limited partnership, was formed to fund development and commercialization of IL-1ra in certain geographic areas. The general partner of SCP was a wholly-owned subsidiary of Synergen and is now a wholly-owned subsidiary of the Company. This wholly-owned subsidiary would be obligated to pay SCP royalties on sales of such products and a milestone payment upon receiving the first FDA marketing approval of an IL-1ra product. In connection with the formation of SCP, Synergen was granted options to purchase all of the limited partners' interests in SCP upon the occurrence of certain future events for a specified amount of consideration. See Item 3. Legal Proceedings - "Synergen ANTRIL(TM) litigation".

  Other business relationships

     In 1995, the Company obtained an exclusive license from The Rockefeller University which allows the Company to develop products based on the obesity gene. Amgen made a $20 million payment upon signing the agreement and will make payments for milestones and royalties on sales of any resulting products. The Company also entered into an agreement with NPS Pharmaceuticals, Inc. for Amgen to develop and commercialize calcimimetic small molecules based on NPS's proprietary technology. Under this agreement, Amgen made a $10 million signing payment and will make milestone payments and royalty payments on sales of any resulting products. In addition to these agreements, the Company has an extensive number of other corporate and academic research collaborations.

Marketing

     In the United States, the Company's sales force markets its products to physicians and pharmacists primarily in hospitals, dialysis centers and clinics. The Company has chosen to use major wholesale distributors of pharmaceutical products as the principal means of distributing EPOGEN(R) (Epoetin alfa) and NEUPOGEN(R) (Filgrastim) to clinics, hospitals and pharmacies. Sales to Bergen Brunswig Corporation and Cardinal Distribution, two major distributors of these products, accounted for 24% and 14%, 21% and 15%, and 22% and 16% respectively, of total revenues for the years ended December 31, 1996, 1995 and 1994, respectively.

     NEUPOGEN(R) is reimbursed by both public and private payors, and changes in coverage and reimbursement policies of these payors could have a material adverse effect on sales of NEUPOGEN(R). EPOGEN(R) is primarily reimbursed by the Federal Government through the End Stage Renal Disease Program ("ESRD Program") of Medicare. The ESRD Program reimburses approved providers for 80% of allowed dialysis costs; the remainder is paid by other sources, including Medicaid, private insurance, and to a lesser extent, state kidney patient programs. The reimbursement rate is established by Congress and is monitored by the Health Care Financing Administration. The reimbursement rate for EPOGEN(R) is subject to yearly review. Changes in coverage and reimbursement policies could have a material adverse effect on EPOGEN(R) sales.

     Except for purchases pursuant to a contract with the Department of Veterans Affairs, including purchases by Veterans Administration hospitals and the Department of Defense, the Company does not receive any payments directly from the Federal Government, nor does it have any significant supply contracts with the Federal Government. However, the use of NEUPOGEN(R) and EPOGEN(R) by hospitals, clinics, and physicians may be impacted by the amount and methods of reimbursement that they receive from the Federal Government.

     In the EU, Amgen and Roche share clinical development, regulatory and commercialization responsibilities for NEUPOGEN(R) under a co-promotion agreement (See "Joint Ventures and Business Relationships - F. Hoffmann-La Roche Ltd."). In addition, Amgen manufactures NEUPOGEN(R) for sale in the EU, and the two companies share in the profits from sales of the product. NEUPOGEN(R) is distributed to wholesalers and/or hospitals in all EU countries depending upon the distribution practice of hospital products in each country. Patients receiving NEUPOGEN(R) for approved indications are covered by government health care programs. The consumption of NEUPOGEN(R) is affected by government budget issues and cost controls in the EU countries, and to a lesser extent, competition.

     NEUPOGEN(R) sales volumes in both the United States and Europe are influenced by a number of factors including underlying demand and wholesaler inventory management practices. Wholesaler inventory reductions tend to reduce domestic NEUPOGEN(R) sales in the first quarter of each year. In addition, the discretionary aspects of some cancer chemotherapy administration has had a slight seasonal effect on NEUPOGEN(R) sales.

     In Canada and Australia, NEUPOGEN(R) is marketed by the  Company
directly  to   hospitals,  pharmacies   and  medical   practitioners.
Distribution is handled by third party contractors.

Competition

     Competition is intense among companies that develop and market products based on advances in cellular and molecular biology. For products which the Company manufactures and markets, it faces significant competition from biotechnology and pharmaceutical firms in the United States, Europe and elsewhere, some of which have greater resources than the Company. Certain specialized biotechnology firms have also entered into cooperative arrangements with major companies for development and commercialization of products, creating an additional source of competition.

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

     NEUPOGEN(R) currently faces market competition from a competing CSF product, granulocyte macrophage colony-stimulating factor ("GM-CSF") and from the chemoprotectant, amifostine (WR-2721). Potential future sources of competition include other GM-CSF products, PGG-glucan, FLT-3 ligand and IL-11, among others.

     Chugai Pharmaceuticals Co., Ltd. ("Chugai") markets a G-CSF product in Japan as an adjunct to chemotherapy and as a treatment for bone marrow transplant patients. In early 1994, Chugai and Rhone-Poulenc Rorer Inc. began marketing a G-CSF product in certain EU countries as an adjunct to chemotherapy and as a treatment in bone marrow transplant settings. Chugai, through its licensee, AMRAD, markets this G-CSF product in Australia as an adjunct to chemotherapy and as a treatment for patients receiving bone marrow transplants. Under an agreement with Amgen, Chugai is precluded from selling its G-CSF product in the United States, Canada and Mexico.

     Immunex Corp. markets two formulations of GM-CSF in the United States for bone marrow transplant and PBPC transplant patients and as an adjunct to chemotherapy treatments for acute non-lymphocytic leukemia ("ANLL") and AML. Immunex Corp. is also pursuing other indications for its GM-CSF product including use in treating HIV-infected patients, other infectious diseases and as an adjunct to chemotherapy outside the limited setting of ANLL. Behringwerke AG markets this GM-CSF product in Europe in similar settings. Novartis (Sandoz Ltd.) markets another GM-CSF product for use in bone marrow transplant patients, as an adjunct to chemotherapy and as an adjunct to gancyclovir treatment of HIV-infected patients in the EU and certain other countries. This GM-CSF product is currently being developed for similar indications in the United States and Canada.

     Alpha Beta Technologies is developing PGG-glucan in the United States for the treatment of certain infectious diseases, as an adjunct to chemotherapy and for use in PBPC transplantation.

     Other products which address potential markets for G-CSF may be identified and developed by competitors in the future. Such products could also present competition in potential markets for SCF. Research and development of other hematopoietic growth factors, including those that may compete with MGDF, is being conducted by several companies including Genentech, Inc., Immunex Corp., Novartis (Sandoz Ltd.) and Genetics Institute, Inc.

     Although not approved or promoted for use in the United States, the Company believes that approximately 20% of its domestic NEUPOGEN(R) sales are from off-label use as supportive therapy for various AIDS-related treatments. Changes in AIDS treatments, including therapies that may be less myelosuppressive, may affect such sales.

     INFERGEN(R) will face competition from interferons and other related products, several of which are in development or on the market. Schering-Plough Corp. and Roche are major suppliers of interferons. Interferon Sciences could be a potential competitor in this arena. (See "Item 3. Legal Proceedings - Consensus interferon litigation").

     Several companies are developing neurotrophic factors including Cephalon Inc., Genentech, Inc. and Regeneron.

     Many companies currently market or are believed to be developing obesity treatments. Wyeth Ayerst (American Hospital Products) currently has the greatest market share in obesity treatments with Redux (co-developed and marketed with Interneuron) and Pondimen. Other potential competitors include Millennium Pharmaceuticals, Inc. (in collaboration with Roche), Progenitor Inc. (a subsidiary of Interneuron Pharmaceuticals Inc.), Neurogen Inc. (in collaboration with Pfizer), Bristol Myers Squibb, Novartis, Eli Lilly and Merck.

Knoll/BASF and Roche are expected to launch new therapeutics for obesity in the next few years.

     Calcimimetic small molecules would face competition from a product currently marketed by Abbott Laboratories which treats secondary HPT. In addition, other products to treat primary and secondary HPT are currently being developed by Abbott Laboratories, Lunar, GelTex, and Chugai.

     The Company faces competition from a number of companies in the inflammation disease arena, particularly for rheumatoid arthritis treatments. Current anti-arthritic treatments include generic methotrexate and other products marketed by Sanofi-Winthrop and Novartis (Sandoz Ltd.). In addition, a number of companies have cytokine inhibitors in development including Immunex Corp., Centocor, Inc. and Roche.

     Companies believed to be developing certain tissue growth factors include Creative Biomolecules, Inc., Chiron Corp. (in collaboration with Johnson & Johnson), Genentech, Inc., Immunex Corp., Scios Nova Inc. and ZymoGenetics, Inc.

     The Company faces competition from several companies in the development and utilization of cell selection and characterization devices. Companies involved in the development of these devices and ex-vivo cell expansion with growth factors are Baxter, Cellpro, Rhone Poulenc Rorer Inc./Applied Immune Sciences, Systemix in collaboration with Novartis (Sandoz Ltd.) and Aastrom Biosciences Inc. in collaboration with COBE BCT.

Research and Development

     The Company's two primary sources of new product candidates are internal research and development and acquisition and licensing from third parties. Research and development expense, which includes technology license fees paid to third parties, for the years ended December 31, 1996, 1995 and 1994 were $528.3 million, $451.7 million and $323.6 million, respectively. The amount for the year ended December 31, 1994 excludes a $116.4 million write-off of in-process technology purchased in connection with the acquisition of Synergen. See Note 1 to the Consolidated Financial Statements - "Research and development costs".

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

Patents and Trademarks

     Patents are very important to the Company in establishing proprietary rights to the products it has developed. The Company has filed applications for a number of patents and it has been granted patents relating to recombinant human erythropoietin, G-CSF, consensus interferon and various potential products. The Company has obtained licenses from and pays royalties to third parties. Other companies have filed patent applications or have been granted patents in areas of interest to the Company. There can be no assurance any licenses required under such patents would be available for license on reasonable terms or at all. The Company is engaged in arbitration proceedings with Johnson & Johnson and various patent litigation. For a discussion of these matters see Note 4 to the Consolidated Financial Statements - "Johnson & Johnson arbitrations" and Item 3, "Legal Proceedings".

     The Company  has obtained  U.S. registration  of its  EPOGEN(R),
NEUPOGEN(R) and INFERGEN(R) trademarks. In addition, these trademarks have been registered in several other countries. Amgen's trademark for its stem cell factor product is STEMGEN(TM).

Human Resources

     As of December 31, 1996, the Company had 4,646 employees of which 2,527 were engaged in research and development and 878 were engaged in sales and marketing, and 1,241 were engaged in other areas. There can be no assurance that the Company will be able to continue attracting and retaining qualified personnel in sufficient numbers to meet its needs. None of the Company's employees are covered by a collective bargaining agreement, and the Company has experienced no work stoppages. The Company considers its employee relations to be excellent.

Executive Officers of the Registrant

     The executive officers of the Company, their ages as of February 28, 1997 and positions are as follows:

     Mr. Gordon M. Binder, age 61, has served as a director of the Company since October 1988. He joined the Company in 1982 as Vice President-Finance and was named Senior Vice President-Finance in February 1986. In October 1988, Mr. Binder was elected Chief Executive Officer. In July 1990, Mr. Binder became Chairman of the Board.

     Dr. N.  Kirby  Alton,  age 46,  became  Senior  Vice  President,
Development, in August 1992, having served as Vice President, Therapeutic Product Development, Responsible Head, from October 1988 to August 1992. Dr. Alton previously served as Director, Therapeutic Product Development, from February 1986 to October 1988.

     Dr. Bruce W. Altrock, age 49, became Vice President , Research, in October 1996, having served as Vice President, Biology and Biochemistry, since October 1988. Dr. Altrock previously had served as Director, Biology and Biochemistry, since 1985.

     Mr. Robert S. Attiyeh, age 62, has served as Senior Vice President, Finance and Corporate Development, since joining the Company in July 1994. Prior to joining the Company, Mr. Attiyeh served as a director of McKinsey & Company, a consulting firm, in its Los Angeles, Japan and Scandinavian offices from 1967 to 1994.

     Mr. Stanley  M.  Benson.  age 45,  has  served  as  Senior  Vice
President, Sales and Marketing, since joining the Company in June 1995. Prior to joining the Company, Mr. Benson held a number of executive management positions at Pfizer Inc., a pharmaceutical company, from 1987 to 1995.

     Dr. Dennis M. Fenton, age 45, became Senior Vice President, Operations, in January 1995, having served as Senior Vice President, Sales and Marketing, since August 1992, and having served as Vice President, Process Development, Facilities and Manufacturing Services, from July 1991 to August 1992. Dr. Fenton previously had served as Vice President, Pilot Plant Operations and Clinical Manufacturing, from October 1988 to July 1991, and as Director, Pilot Plant Operations, from 1985 to October 1988.

     Mr. Daryl D. Hill, age 51, became Senior Vice President, Quality and Compliance, in January 1997, having served as Senior Vice President, Asia Pacific, from January 1994 to January 1997. Mr. Hill previously had served as Vice President, Quality Assurance, from October 1988 to January 1994, and as Director of Quality Assurance from January 1984 to October 1988.

     Mr. Larry  A.  May, age  47,  became Vice  President,  Corporate
Controller and Chief Accounting Officer in October 1991, having served as Corporate Controller and Chief Accounting Officer from October 1988 to October 1991, and as Controller from January 1983 to October 1988.

     Mr. Kevin W. Sharer, age 48, has served as a director of the Company since November 1992. He also has served as President and Chief Operating Officer since October 1992. Prior to joining the Company, Mr. Sharer served as President of the Business Markets Division of MCI Communications Corporation, a telecommunications company, from April 1989 to October 1992, and served in numerous executive capacities at General Electric Company from February 1984 to March 1989. Mr. Sharer also serves as a director of Geotek Communications, Inc.

     Mr. George A. Vandeman, age 57, has served as Senior Vice President, General Counsel and Secretary since joining the Company in June 1995. Prior to joining the Company, Mr. Vandeman was a partner of Latham & Watkins, an international law firm, from June 1966 to July 1995.

Geographic Area Financial Information

     For financial   information concerning the  geographic areas  in
which the Company operates see Note 11 to the Consolidated  Financial
Statements.


Item 2.   PROPERTIES

     Amgen's principal executive offices and a majority of its administrative, manufacturing and research and development facilities are located in 35 buildings in Thousand Oaks, California. Thirty of the buildings are owned and five are leased. Adjacent to these facilities are five buildings that are under construction and other property acquired in anticipation of future expansion. The Thousand Oaks, California facilities include manufacturing plants licensed by various regulatory bodies that produce commercial quantities of Epoetin alfa and NEUPOGEN(R) (Filgrastim).

     Elsewhere in North America, Amgen owns nine buildings in Boulder, Colorado housing research facilities and a pilot plant. The Company is building a new EPOGEN(R) manufacturing plant in Longmont, Colorado, on a site which can accommodate additional manufacturing capacity for new products. The Company owns a distribution center in Louisville, Kentucky and leases a research facility and administrative offices in Toronto, Canada, an administrative office in Washington, D.C. and five regional sales offices in the U.S.

     Outside North America, the Company has a formulation, fill-and-finish facility in Juncos, Puerto Rico which has been licensed by various regulatory bodies. The Company leases facilities in thirteen European countries, Australia, Japan, Hong Kong and the People's Republic of China for administration, marketing and research and development. In addition, the Company has started construction of a European distribution center in Breda, the Netherlands.

     Amgen believes that its current facilities plus anticipated additions are sufficient to meet its needs for the next several years.


Item 3.   LEGAL PROCEEDINGS

     The Company is engaged in arbitration proceedings with one of its licensees. For a complete discussion of this matter see Note 4 to the Consolidated Financial Statements - "Johnson & Johnson arbitrations". Other legal proceedings are discussed below. While it is impossible to predict accurately or to determine the eventual outcome of these matters, except with respect to the False Claims Act matter, the Company believes that the outcome of these proceedings will not have a material adverse effect on the financial statements of the Company.

Synergen ANTRIL(TM) litigation

     Lawsuits have been filed against Synergen, Inc. (now Amgen Boulder Inc.) alleging misrepresentations in connection with its research and development of ANTRIL(TM) for the treatment of sepsis.

     In Johnson v. Amgen Boulder Inc., et al., suits filed on February 14, 1995 in the Superior Court for the State of Washington, King County (the "Superior Court") and in the United States District Court for the Western District of Washington, plaintiff seeks rescission of certain payments made to one of the defendants (or unspecified compensatory damages not less than $52.0 million) and treble damages. The Superior Court action has been removed to federal court and consolidated with the suit filed in the United States District Court for the Western District of Washington. Plaintiff, a limited partner of defendant Synergen Clinical Partners, L.P. (the "Partnership"), represents a class of other limited partners. The complaints allege violations of federal and state securities laws, violations of other federal and state statutes, fraud, misrepresentation and breach of fiduciary duty. The defendants include Synergen, the Partnership, Synergen Development Corporation and former officers and directors of Synergen. The lawsuit has been certified as a class action lawsuit. On June 25, 1996, the plaintiff in this suit also filed a second amended complaint alleging violations of federal securities laws. Amgen Inc. has answered the complaint and the second amended complaint, denying plaintiffs' claims and asserting various affirmative defenses. In August and September 1996 the parties filed cross motions for summary judgment. The Court heard argument on November 1, 1996. Since then, the parties' representatives have reached a tentative settlement agreement which is subject to final approval by the Court and the approval of the limited partners of the Partnership. Under its terms, the plaintiffs, who include present limited partners of the Partnership, will receive $14.5 million in exchange for the transfer of ownership of their units; the suit will be dismissed with prejudice and the parties will exchange mutual releases.

     Susquehanna Investment Group, et al. v. Amgen Boulder, Inc., et al., was filed in the United States District Court in Denver, Colorado against Synergen and certain of its former officers and directors. The suit, filed on May 19, 1995, has been brought by broker-dealers who acted as market makers in Synergen options. The plaintiffs claim in excess of $3.2 million in trading losses on option positions as the result of alleged misrepresentations.

     On August 6, 1996, the District Court for the State of Colorado dismissed one of these lawsuits without prejudice for failure to prosecute an action brought by three Synergen stockholders that alleged violations of state securities laws, fraud and misrepresentation and sought an unspecified amount to compensatory damages and punitive damages.

Elanex Pharmaceuticals litigation

     In October 1993, the Company filed a complaint for patent infringement against defendants Elanex Pharmaceuticals, Inc. ("Elanex"), Laboratorios Elanex De Costa Rica, S.A., Bio Sidus S.A., Merckle GmbH, Biosintetica S.A. and other unknown defendants. The complaint, filed in the United States District Court for the Western District of Washington in Seattle, seeks injunctive relief and damages for Elanex's infringement of the Company's patent for DNA sequences and host cells useful in producing recombinant erythropoietin. The complaint also alleges that the foreign defendants entered into agreements with Elanex relating to the production or sale of recombinant erythropoietin and thereby have induced Elanex's infringement.

     In December 1993, Elanex responded to the complaint denying the material allegations thereof, and filed a counterclaim seeking a declaratory judgment that the Company's patent is invalid and that Elanex's recombinant erythropoietin technology does not infringe any valid claims of the Company's patent. The counterclaim also seeks an award of reasonable attorneys' fees and other costs of defense but does not seek damages against the Company. The case is currently in discovery. In February 1996, Merckle GmbH was dismissed from the case.

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

     On September 12, 1994, the Company filed suit in the United States District Court for the District of Massachusetts in Boston, against Genetics Institute, seeking declaratory judgment of patent non-infringement, invalidity and unenforceability against Genetics Institute in respect to U. S. Patent 5,322,837 issued to Genetics Institute, which relates to homogeneous erythropoietin. Genetics Institute answered the complaint and filed a counterclaim against the Company alleging infringement of the same patent. On February 14, 1995, the United States District Court for the District of Massachusetts granted Amgen's motion for a summary judgment enforcing a prior judgment against Genetics Institute and barring Genetics Institute from asserting its U. S. Patent 5,322,837 against Amgen's recombinant erythropoietin. On March 13, 1995, Genetics Institute filed notice of appeal with the United States Court of Appeals for the Federal Circuit. On October 25, 1996, the Federal Circuit affirmed the District Court's ruling that Genetics Institute could not assert the U.S. Patent 5,322,837 patent claim against Amgen's recombinant erythropoietin. The Federal Circuit denied Genetics Institute's request for a rehearing on January 3, 1997.

Biogen litigation

     On March 10, 1995, Biogen Inc. ("Biogen"), filed suit in the United States District Court for the District of Massachusetts alleging infringement by the Company of certain claims of U.S. Patent 4,874,702 (the "`702 Patent"), relating to vectors for expressing cloned genes. Biogen alleges that Amgen has infringed its patent by manufacturing and selling NEUPOGEN(R). On March 28, 1995, Biogen filed an amended complaint further alleging that the Company is also infringing the claims of two additional patents allegedly assigned to Biogen, U.S. Patent 5,401,642 and U.S. Patent No. 5,401,658, relating to vectors, methods for making vectors and expressing cloned genes. The amended complaint seeks injunctive relief, unspecified compensatory damages and treble damages. On April 24, 1995, the Company answered Biogen's amended complaint, denying its material allegations and pleading counterclaims for declaratory judgment of non-infringement, patent invalidity and unenforceability. On January 19, 1996, the Court decided, upon Biogen's motion to dismiss certain of Amgen's counterclaims, that it will exert jurisdiction over claims 9 and 17 of the `702 Patent, and dismissed all claims and counterclaims relating to any other claims of the `702 Patent. Amgen has moved for summary judgment of invalidity of claim 9 of the `702 Patent. This matter was heard on February 6, 1997. Discovery is ongoing.

Consensus interferon litigation

     On June 15, 1994, Biogen filed suit in the Tokyo District Court in Japan, against Amgen K.K., a subsidiary of the Company, seeking injunctive relief for the alleged infringement of two Japanese patents relating to alpha-interferon by the clinical use of INFERGEN(R), the Company's consensus interferon product. Amgen K.K. has answered the complaint and has denied the allegations of infringement. The case is ongoing.

     On December 20, 1995, Roche Holding A.G., parent corporation  of
F. Hoffmann-La Roche and  Company, filed suit  in the Tokyo  District
Court in Japan, against Amgen K.K., a subsidiary of the Company, seeking injunctive relief for the alleged infringement of a patent relating to alpha-interferon by the clinical use of INFERGEN(R), the Company's consensus interferon product. The Company subsequently answered the complaint, denying allegations of infringement.

     On December 3, 1996, Schering Corporation filed suit in the U.S. District Court for the District of Delaware against the Company alleging infringement of U.S. Patent No. 4,530,901 (the "`901 Patent") by the manufacture and use of the Company's consensus interferon product, INFERGEN(R). The complaint seeks unspecified damages and injunctive relief. The Company filed a motion to dismiss the action on January 24, 1997. On January 22, 1997, the Company filed an action for declaratory relief in the United States District Court for the Central District of California in Los Angeles naming Biogen Inc. and Schering Corporation as parties. The action seeks a declaration that the `901 Patent is not infringed by the Company's use of INFERGEN(R) and/or that the `901 Patent is invalid.

Genentech litigation

     On October 16, 1996, Genentech, Inc. ("Genentech") filed suit in the United States District Court for the Northern District of
California seeking an unspecified amount of compensatory damages, treble damages and injunctive relief on its U.S. Patents 4,704,362, 5,221,619 and 4,342,832 (the "`362, `619 and `832 Patents"), relating to vectors for expressing cloned genes and the methods for such expression. Genentech alleges that Amgen has infringed its patents by manufacturing and selling NEUPOGEN(R). On December 2, 1996, Amgen was served with this lawsuit. On January 21, 1997, the Company answered the complaint and asserted counterclaims relating to invalidity and non-infringement of the patents-in-suit. On February 10, 1997, Genentech served Amgen with a reply to the counterclaim and an additional counterclaim asserting U.S. Patent 5,583,013, issued December 10, 1996, seeking relief similar to that sought for the `362, `619 and `832 Patents.

Foxmeyer Health Corporation

     On January 10, 1997, FoxMeyer Health Corporation ("FMHC") filed suit in the District Court of Dallas County, Dallas, Texas, alleging that defendant McKesson Corporation defrauded FMHC, misused confidential information received from FMHC about subsidiaries of FMHC (FoxMeyer Corporation and FoxMeyer Drug Corporation, collectively the "FoxMeyer Subsidiaries"), and attempted to monopolize the market for pharmaceutical and health care product distribution by attempting to injure or destroy the FoxMeyer Subsidiaries. The Company is named as one of twelve "Manufacturer Defendants" alleged to have conspired with McKesson Corporation in doing, among other things, the above and (i) inducing FMHC to refrain from seeking other suitable purchasers for the FoxMeyer Subsidiaries and (ii) causing FMHC to believe that McKesson Corporation was serious about purchasing FMHC's assets at fair value, when, in fact, McKesson Corporation was not. The Manufacturer Defendants and
McKesson Corporation are also alleged to have intentionally and tortiously interfered with a number of business expectancies and opportunities. The complaint seeks from the Manufacturer Defendants and McKesson Corporation compensatory damages of at least $400 million and punitive damages in an unspecified amount, as well as FMHC's costs and attorney's fees. On January 31, 1997, the Company filed an answer denying FMHC's allegations. On February 4, 1997, a notice of removal was filed in the Federal District Court for Dallas, Texas (the "District Court"), which was referred by the District Court to the Federal Bankruptcy Court in Dallas, Texas. Subsequently, on February 7, 1997, a motion to transfer venue was filed in the Federal Bankruptcy Court in Dallas, Texas, requesting that this matter be transferred to the Federal Bankruptcy Court in Delaware, where the FoxMeyer Subsidiaries' Chapter XI bankruptcy action is pending. The Company is a creditor in such bankruptcy proceeding.

False Claims Act matter

     Amgen has been advised that it and certain purchasers of its products have been named as defendants in a civil lawsuit initiated by a former employee of Amgen in the United States District Court for the Eastern District of Pennsylvania. This suit was filed under the qui tam provisions of the Federal False Claims Act (the "Act") which permit an individual to bring suit in the name of the United States and share in any recovery. The suit alleges, among other things, that Amgen individually and in conspiracy with some of its customers violated the Act as a result of certain of its sales and reporting practices relating to its products. Under the law, the government must investigate the allegations and determine whether it wishes to intervene and take responsibility for the lawsuit. The lawsuit will remain under seal until the government completes its investigation and determines whether to intervene. However, permission from the Court has been obtained by Amgen to make the disclosures contained herein. The Complaint seeks an order requiring Amgen to cease and desist from such allegedly improper practices, as well as treble damages in an unspecified amount plus a civil penalty of not less than $5,000 and not more than $10,000 for each alleged violation of the Act. If the government does not intervene, the plaintiff has the right to continue to pursue the claim on the government's behalf. Amgen is fully cooperating with the government's investigation and is engaged in ongoing discussions with it regarding the allegations. Amgen has advised the government that it disputes and will vigorously contest the allegations in the Complaint. Although it is too early in this action for Amgen to fully assess this matter or reliably predict its outcome, an unfavorable result in this matter could have a material adverse effect on the Company's results of operations in that period.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted  to a vote  of the Company's  security
holders  during  the   last  quarter   of  its   fiscal  year   ended
December 31, 1996.


                               PART II


Item 5.   MARKET  FOR   REGISTRANT'S   COMMON  EQUITY   AND   RELATED
          STOCKHOLDER MATTERS

Price Range of Common Stock

     The Company's common stock trades on The Nasdaq Stock Market under the symbol AMGN. As of March 13, 1997, there were approximately 14,000 holders of record of the Company's common stock. No cash dividends have been paid on the common stock to date, and the Company currently intends to retain any earnings for development of the Company's business and for repurchases of its common stock.

     The following table sets forth, for the fiscal periods indicated, the range of high and low closing sales prices of the common stock as quoted on The Nasdaq Stock Market for the years 1996 and 1995:

                                         High         Low
       1996                            -------      -------
       4th Quarter .................   $64          $54-3/8
       3rd Quarter .................    63-3/8       51-1/2
       2nd Quarter .................    61           52-3/8
       1st Quarter .................    65-1/2       52-3/4

       1995
       4th Quarter .................   $59-3/8      $43-1/2
       3rd Quarter .................    52           39-1/4
       2nd Quarter .................    40-7/32      33-1/16
       1st Quarter .................    35-3/8       28-1/4

Recent Sales of Unregistered Securities

     In connection with the Company's stock repurchase program, Amgen sold put warrants on its common stock (see Note 6 to the Consolidated Financial Statements - "Stock repurchase program"). Each put warrant entitles the holder to sell one share of Amgen Inc. common stock to the Company at a specified price on its maturity date. During 1996, the Company sold 2.7 million put warrants for $10.8 million in six separate transactions to Goldman Sachs and Co. The put warrants had terms ranging from approximately eight to eleven months and exercise prices ranging from $52.00 to $58.80 per share.

     The Company believes that the sales of these securities were exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof.

Item 6. SELECTED FINANCIAL DATA (in millions, except per share data)

                                       Years Ended December 31,
                               1992     1993     1994     1995    1996
                               ----     ----     ----     ----    ----
Consolidated Statement of
  Operations Data:
Revenues:
 Product sales ..............$1,050.7 $1,306.3$1,549.6 $1,818.6 $2,088.2
 Other revenues .............    42.3     67.5    98.3    121.3    151.6
Total revenues............... 1,093.0  1,373.8 1,647.9  1,939.9  2,239.8
Research and development
  expenses ..................   182.3    255.3   323.6    451.7    528.3
Write-off of in-process
  technology purchased ......      -         -   116.4        -        -
Marketing and selling
  expenses ..................  184.5     214.1   236.9    272.9    310.1
General and administrative
  expenses ..................  107.7     114.3   122.9    145.5    160.5
Legal award..................  (77.1)    (13.9)      -        -        -
Net income(1)................  357.6     383.3   319.7    537.7    679.8
Primary earnings per            1.21      1.33    1.14     1.92     2.42
  share(1) ..................
Cash dividends declared per
  share .....................      -        -        -        -       -


                                           At December 31,
                               1992     1993     1994     1995    1996
                               ----     ----     ----     ----    ----
Consolidated Balance Sheet
  Data:
Total assets.................$1,374.3 $1,765.5 $1,994.1$2,432.8 $2,765.6
Long-term debt...............   129.9    181.2    183.4   177.2     59.0
Stockholders' equity.........   933.7  1,172.0  1,274.3 1,671.8  1,906.3



(1) Includes an increase to net income of $8.7 million, or $.03 per share, to reflect the cumulative effect of a change in accounting principle to adopt Statement of Financial Accounting Standards No. 109 in 1993. Also includes the write-off of in-process technology purchased of $116.4 million, or $.42 per share, associated with the acquisition of Synergen in 1994 (see
     Note 1 to Consolidated Financial Statements).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

     Cash provided by operating activities has been and is expected to continue to be the Company's primary source of funds. In 1996, operations provided $822.6 million of cash compared with $773.2 million in 1995. The Company had cash, cash equivalents and marketable securities of $1,077 million at December 31, 1996, compared with $1,050.3 million at December 31, 1995.

     Capital expenditures totaled $266.9 million in 1996 compared with $162.7 million in 1995. Over the next few years, the Company expects to spend approximately $350 million per year on capital projects and equipment to expand the Company's global operations.

     In April 1996, the Company invested $48 million in a corporate partner, Regeneron Pharmaceuticals, Inc., to acquire 3 million shares of common stock along with warrants to purchase an additional 0.7 million shares.

     The Company receives cash from the exercise of employee stock options. In 1996, stock options and their related tax benefits provided $162.1 million of cash compared with $145.5 million in 1995. Proceeds from the exercise of stock options and their related tax benefits have varied and are expected to continue to vary from period to period based upon, among other factors, fluctuations in the market value of the Company's stock relative to the exercise price of such options.

     The Company has a stock repurchase program to offset the dilutive effect of its employee benefit stock option and stock purchase plans. Shares repurchased exceeded the number of option grants for 1995 and 1996. In 1996, the Company purchased 7.7 million shares of common stock at a cost of $450 million, and in 1995, the Company purchased 7.3 million shares at a cost of $285.7 million. The Company expects to spend up to $450 million on stock repurchases in 1997. To partially hedge the cost of its stock repurchase program, the Company sold put warrants and purchased call options in 1996 (see Note 6 to the Consolidated Financial Statements).

     To provide for financial flexibility and increased liquidity, the Company has established several sources of debt financing. The Company has $100 million available under its $213 million debt shelf registration. The shelf registration was increased in January 1997 from $200 million to $213 million. At December 31, 1996, $109 million of debt securities were outstanding and bear interest at fixed rates averaging 5.8%. The current portion of these debt securities is $50 million, and the remaining debt securities mature in two to seven years. The Company has $68.2 million of promissory notes maturing in 1997. The Company also has a commercial paper program which provides for short-term borrowings up to an aggregate face amount of $200 million. As of December 31, 1996, the Company had no outstanding commercial paper. The Company also has a

$150 million revolving line of credit, on which there were no borrowings outstanding at December 31, 1996.

     The primary objectives for the Company's investment portfolio are liquidity and safety of principal. Investments are made to achieve the highest rate of return to the Company, consistent with these two objectives. The Company's investment policy limits investments to certain types of instruments issued by institutions with investment grade credit ratings and places restrictions on maturities and concentration by type and issuer. The Company invests its excess cash in securities with varying maturities to meet projected cash needs.

     The Company believes that existing funds, cash generated from operations and existing sources of debt financing are adequate to satisfy its working capital and capital expenditure requirements for the foreseeable future, as well as to support its stock repurchase program. However, the Company may raise additional capital from time to time to take advantage of favorable conditions in the markets or in connection with the Company's corporate development activities.

Results of Operations

  Product sales

     Product sales increased $269.6 million or  15% in 1996 over  the
prior year.   In 1995, product  sales increased  $269 million or  17%
over the prior year.

  NEUPOGEN(R) (Filgrastim)

     The Company's worldwide NEUPOGEN(R) sales were $1,016.3 million in 1996, an increase of $80.3 million or 9% over the prior year. In 1995, sales were $936 million, an increase of $107 million or 13% over the prior year.

     Domestic sales of NEUPOGEN(R) were $731.6 million in 1996, an increase of $69.8 million or 11% over the prior year due primarily to growth in demand and a price increase which was in line with the Consumer Price Index. In 1995, domestic sales were $661.8 million, an increase of $44.6 million or 7% over the prior year due primarily to the increased usage of NEUPOGEN(R) and price increases.

     Quarterly NEUPOGEN(R) sales volume in the United States is influenced by a number of factors including underlying demand and wholesaler inventory management practices. Wholesaler inventory reductions tend to reduce domestic NEUPOGEN(R) sales in the first quarter each year. In addition, the discretionary aspects of some cancer chemotherapy administration has had a slight seasonal effect on NEUPOGEN(R) sales.

     Cost containment pressures in the health care marketplace have contributed to the slowing of growth in domestic NEUPOGEN(R) usage over the past several years. These pressures are expected to continue to influence such growth for the foreseeable future.

     Despite these pressures, the Company believes that NEUPOGEN(R) sales have continued to grow in 1996 because the Company focused its marketing efforts on specific tumor types and on the ability NEUPOGEN(R) to partially offset its own costs by decreasing the likelihood of infections requiring hospitalization. The introduction and use of new myelosuppressive chemotherapy agents and the approval of NEUPOGEN(R) for use in peripheral blood progenitor cell transplants is also believed to have contributed to sales growth.

     International sales of NEUPOGEN(R), primarily in Europe, were $284.7 million in 1996, an increase of $10.5 million or 4% over the prior year. Unit demand accounted for most of this increase but was partially offset by the weakening of foreign currencies. In 1995, international sales of NEUPOGEN(R) were $274.2 million, an increase of $62.4 million or 29% over the prior year. Three factors, each contributing approximately one third, accounted for this increase in 1995: (1) strong unit demand growth, (2) the inclusion of sales from three additional countries as the result of Austria, Sweden and Finland joining the European Union ("EU") on January 1, 1995, and (3) the favorable effects of strengthened foreign currencies. Prior to the entry of the three additional countries into the EU, F. Hoffmann La Roche paid the Company royalties on sales in these countries under a license agreement.

     The Company's overall share of the colony stimulating factor ("CSF") market in the EU in which NEUPOGEN(R) competes has continued to decrease since the introduction in 1994 of a competing granulocyte CSF product. The Company does not expect the competitive intensity to subside in the near future. While sales in the EU have continued to increase, government budget issues and cost controls have also slowed the growth of the CSF market in the EU.

  EPOGEN(R) (Epoetin alfa)

     EPOGEN(R) sales were $1,071.9 million in 1996, an increase of $189.3 million or 21% over the prior year. In 1995, EPOGEN(R) sales were $882.6 million, an increase of $162 million or 22% over the prior year. These increases were primarily due to increases in the U.S. dialysis patient population and the administration of higher doses, and to a lesser extent, increased penetration of the dialysis market.

     Increases in both the U.S. dialysis patient population and dosing are expected to continue to drive EPOGEN(R) sales. These drivers remained strong throughout 1996 as the Company focused its marketing efforts on the benefits of increasing patients' hematocrit levels. However, the Company believes that as more dialysis patients' hematocrits reach target levels, dosing increases will diminish.

  Cost of sales

     Cost of sales as a percentage of product sales was 13.6%, 15.0% and 15.4% for the years ended December 31, 1996, 1995 and 1994, respectively. The improvement in the current year reflects efficiencies from the Company's fill-and-finish facility in Puerto

Rico. In 1997, cost of sales as a percentage of product sales is expected to be in the range of 13% to 14% as a result of continuing efficiencies in the Puerto Rico facility.

  Research and development

     In 1996 and 1995, research and development expenses increased $76.6 million or 17% and $128.1 million or 40%, respectively, compared with the respective prior years. These increases were primarily due to staff-related expenses and external costs for clinical and preclinical activities necessary to support ongoing product development activities. In 1997, annual research and development expenses are expected to increase at a rate slightly exceeding the Company's product sales growth rate. Increases are planned for internal efforts on development of product candidates, for discovery and for licensing efforts.

  Write-off of in-process technology purchased

     In December 1994, the Company acquired Synergen, Inc. ("Synergen"), a biotechnology company engaged in the discovery and development of protein-based pharmaceuticals. Synergen was acquired for $254.5 million in cash, including related acquisition costs. The purchase price was assigned to the acquired tangible and intangible assets based on their estimated fair values at the date of acquisition. The value assigned to in-process technology of $116.4 million was expensed during the quarter ended December 31, 1994.

  Marketing and selling/general and administrative

     In 1996 and 1995, marketing and selling expenses increased $37.2 million or 14% and $36 million or 15%, respectively, compared with the respective prior years. These increases primarily reflect market research activities, efforts to increase the number of patients receiving NEUPOGEN(R) and to bring more patients receiving EPOGEN(R) within the target hematocrit range.

     In 1996 and 1995, general and administrative expenses increased $15 million or 10% and $22.6 million or 18%, respectively, compared with the respective prior years. These increases are primarily due to staff-related expenses.

     In 1997, marketing and selling expenses combined with general and administrative expenses are expected to have an aggregate annual growth rate that approximates the anticipated 1997 annual growth in product sales.

  Interest and other income

     In 1996, interest and other income decreased $2.5 million or 4% compared with the prior year. This decrease resulted from lower interest rates and lower capital gains related to the Company's investment portfolio, partially offset by higher cash balances. In 1995, interest and other income increased $44.6 million or 207% over the prior year. This increase was primarily due to capital gains realized in the Company's investment portfolio during 1995 while capital losses were incurred in 1994 and from higher interest rates and cash balances compared with the prior year. Interest and other income is expected to continue to vary from period to period primarily due to changes in cash balances, timing of capital gains/losses and fluctuations in interest rates.

  Income taxes

     The Company's tax rate was 29.4%, 32.3% and 45.7% for the years ended December 31, 1996, 1995 and 1994, respectively. The decrease in 1996 is primarily the result of a favorable ruling received from the Puerto Rican government with respect to tollgate taxes applicable to earnings in Puerto Rico. The decrease in 1995 was due to tax benefits from the sale of products manufactured in the Puerto Rico fill-and-finish facility which began in the first quarter of 1995. The tax rate in 1994 was higher than the statutory rate due to the write-off of in-process technology purchased in connection with the
Synergen acquisition, which was not deductible for income tax purposes. In 1997, the tax rate is expected to decrease to approximately 28%. In 1998, the tax rate is expected to increase to approximately 31%-32% due to a change in the U.S. federal tax law which limits the tax benefits from manufacturing in Puerto Rico to 1995 levels.

  Foreign currency transactions

     The Company has a program to manage certain portions of its exposure to fluctuations in foreign currency exchange rates arising from international operations. The Company generally hedges the receivables and payables with foreign currency forward contracts, which typically mature within six months. The Company uses foreign currency option and forward contracts which generally expire within 12 months to hedge certain anticipated future sales and expenses. At December 31, 1996, outstanding foreign currency option and forward contracts totaled $39.7 million and $93 million, respectively.

Financial Outlook

     Worldwide NEUPOGEN(R) (Filgrastim) sales for 1997 are expected to grow at a rate lower than the 1996 growth rate. Future NEUPOGEN(R) sales increases are dependent primarily upon further penetration of existing markets, the timing and nature of additional indications for which the product may be approved and the effects of competitive products. Although not approved or promoted for use in the United States, the Company believes that approximately 20% of its domestic NEUPOGEN(R) sales are from off-label use as a supportive therapy for various AIDS-related treatments. Changes in AIDS therapies, including therapies that may be less myelosuppressive, may affect such sales. NEUPOGEN(R) usage is expected to continue to be affected by cost containment pressures on health care providers worldwide. In addition, international NEUPOGEN(R) sales will continue to be subject to changes in foreign currency exchange rates.

     EPOGEN(R) (Epoetin alfa) sales for  1997 are expected to  remain
strong but grow  at a  rate lower  than the  1996 growth  rate.   The

Company anticipates that increases in both the U.S. dialysis patient population and dosing will continue to drive EPOGEN(R) sales. The Company believes that, as more dialysis patients' hematocrits reach target levels, the contribution of dosing to sales increases will diminish. Patients receiving treatment for end stage renal disease are covered primarily under medical programs provided by the federal government. Therefore, EPOGEN(R) sales may also be affected by future changes in reimbursement rates or the basis for reimbursement by the federal government.

     The Company anticipates that total product sales and earnings will grow at double digit rates in 1997, but these growth rates are expected to be lower than 1996 growth rates. Estimates of future product sales and earnings, however, are necessarily speculative in nature and are difficult to predict with accuracy.

     Except for the historical information contained herein, the matters discussed in this Annual Report on Form 10-K are by their nature forward-looking. For the reasons stated in this Annual Report or in the Company's other Securities and Exchange Commission filings, or for various unanticipated reasons, actual results may differ materially.

Legal Matters

     The Company is engaged in arbitration proceedings with one of its licensees and various other legal proceedings. For a complete discussion of these matters, see Note 4 to the Consolidated Financial Statements.

Factors That May Affect Future Results

     Amgen operates in a rapidly changing environment that involves a number of risks, some of which are beyond the Company's control. The following discussion highlights some of these risks, and others are discussed elsewhere herein and in other documents filed by the Company with the Securities and Exchange Commission.

  Product development

     The Company intends to continue an aggressive product development program. Successful product development in the biotechnology industry is highly uncertain, and only a small minority of research and development programs ultimately result in the commercialization of a product. Of the candidates that are commercialized, all may not be commercially successful. Product candidates that appear promising in the early phases of development may fail to reach the market for numerous reasons, including, without limitation, results indicating lack of effectiveness or harmful side effects in clinical or preclinical testing, failure to receive necessary regulatory approvals, uneconomical manufacturing costs, the existence of third party proprietary rights, failure to be cost effective in light of existing therapeutics or other factors. There can be no assurance that the Company will be able to produce future products that have commercial potential.

     Additionally, success in preclinical and early clinical trials does not ensure that large scale clinical trials will be successful. Clinical results are frequently susceptible to varying interpretations which may delay, limit or prevent further clinical development or regulatory approvals. The length of time necessary to complete clinical trials and receive approval for product marketing by regulatory authorities varies significantly by product and
indication and  is often  difficult to  predict.   See  "--Regulatory
approvals."

  Regulatory approvals

     The Company's research and development, preclinical testing, clinical trials, facilities, manufacturing and marketing of its products are subject to extensive regulation by numerous governmental authorities in the U.S. and other countries. The success of the Company's current products and future product candidates will depend in part upon obtaining and maintaining regulatory approval to market products in approved indications. Even if regulatory approval is obtained, a marketed product and its manufacturer are subject to continued review. Later discovery of previously unknown problems with a product or manufacturer may result in restrictions on such product or manufacturer, including withdrawal of the product from the market. Failure to obtain necessary approvals, or the restriction, suspension or revocation of any approvals or the failure to comply with regulatory requirements could have a material adverse effect on the Company.

  Reimbursement; Third party payors

     In both domestic and foreign markets, sales of the Company's products are dependent in part on the availability of reimbursement from third party payors such as governments and private insurance plans. In certain foreign markets pricing and profitability of prescription pharmaceuticals are subject to government controls. In the United States, there has been, and the Company expects there to continue to be, a number of state and federal proposals to implement price controls. In addition, an increasing emphasis on managed care in the United States has and will continue to increase the pressure on pharmaceutical pricing and usage. Further, significant uncertainties exist as to the reimbursement status of newly approved therapeutic products, and current reimbursement policies for existing products may change. Changes in reimbursement or failure to obtain reimbursement may reduce the demand for, or the price of, the Company's products which could have a material adverse effect on the Company including results of operations. Specifically, patients in the U.S. receiving EPOGEN(R) in connection with treatment for end stage renal disease are covered primarily under medical programs provided by the federal government. Therefore, EPOGEN(R) sales may be affected by future changes in reimbursement rates or the basis for reimbursement by the federal government.

  Guidelines

     In addition to government agencies that promulgate regulations and guidelines directly applicable to the Company and its products, private health/science foundations and organizations involved in various diseases may also publish, from time to time, guidelines or recommendations to the healthcare and patient communities. These private organizations may make recommendations that affect the usage of certain therapies, drugs or procedures, including the Company's products. Such recommendations may relate to such matters as usage, dosage, route of administration and use of concomitant therapies. Recommendations or guidelines that are followed by patients and healthcare providers and that result in, among other things, decreased use of the Company's products could have a material adverse effect on the Company. In addition, the perception that such recommendations or guidelines will be followed could adversely affect prevailing market prices for the Company's common stock.

  Intellectual property and legal matters

     The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and involve complex legal, scientific and factual questions. To date there has emerged no consistent policy regarding breadth of claims allowed in such companies' patents. Accordingly, there can be no assurance that patents and patent applications relating to the Company's products and technologies will not be challenged, invalidated or circumvented or will afford protection against competitors with similar products or technology. Patent disputes are frequent and can preclude commercialization of products. The Company currently is, and may in the future be, involved in patent litigation. Such litigation, if decided adversely, could subject the Company to significant liabilities, cause the Company to obtain third party licenses or cease using the technology or product in dispute. However, there can be no assurance that such licenses will be available on terms acceptable to the Company, or at all.

     The Company is currently involved in arbitration proceedings with Ortho Pharmaceutical Corporation, a subsidiary of Johnson & Johnson ("Johnson & Johnson"), relating to a license granted by the Company to Johnson & Johnson for sales of Epoetin alfa in the United States for all human uses except dialysis and diagnostics. See Note 4 to the Consolidated Financial Statements, "Contingencies - Johnson & Johnson arbitrations."

  Competition

     Amgen operates in a highly competitive environment. The Company competes with pharmaceutical and biotechnology companies, some of which may have technical or competitive advantages, for, among other things, the development of technologies and processes and the acquisition of technology from academic institutions, government agencies and other private and public research organizations. There can be no assurance that the Company will be able to produce or acquire rights to products that have commercial potential. Even if the Company achieves product commercialization, there can be no assurance that one or more of the Company's competitors will not: (1) achieve product commercialization earlier than the Company, (2) receive patent protection that dominates or adversely affects the

Company's activities or (3) have significantly greater marketing capabilities.

  Fluctuations in operating results

     The Company's operating results may fluctuate from period to period for a number of reasons. Historically the Company has planned its operating expenses, many of which are relatively fixed in the short term, on the basis that revenues will continue to grow. Accordingly, even a relatively small revenue shortfall may cause a period's results to be below Company expectations. Such a revenue shortfall could arise from any number of factors, including, without limitation, lower than expected demand, changes in wholesaler buying patterns, changes in product pricing strategies, increased competition from new and existing products, fluctuations in foreign currency exchange rates, changes in government or private reimbursement, transit interruptions, overall economic conditions or natural disasters (including earthquakes). The Company also experiences a degree of seasonality in its operating results. See "Results of Operations - Product sales - NEUPOGEN(R) (Filgrastim)."

  Rapid growth

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

  Stock price volatility

     The Company's stock price, like that of other biotechnology companies, is subject to significant volatility. The stock price may be affected by, among other things, clinical trial results and other product development related announcements by Amgen or its competitors, regulatory matters, announcements in the scientific and research community, intellectual property and legal matters, changes in reimbursement policies or medical practices or broader industry and market trends unrelated to the Company's performance. In addition, if revenues or earnings in any quarter fail to meet the investment community's expectations, there could be an immediate adverse impact on the Company's stock price.

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


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                              PART III


Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information concerning the directors of the Company is incorporated by reference to the section entitled "Election of Directors" in the Company's definitive Proxy Statement with respect to the Company's 1997 Annual Meeting to be filed with the Securities and Exchange Commission within 120 days of December 31, 1996 (the "Proxy Statement"). For information concerning the executive officers of the Company see Item 1. - "Executive Officers of the Registrant".


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

                                 PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
          8-K

(a)  1. Index to Financial Statements

     The following Financial Statements are included herein:

                                                                  Page
                                                                 Number

  Report of Ernst & Young LLP, Independent Auditors .................F-1
  Consolidated Statements of Operations for each of the three years in the period ended December 31, 1996.....................F-2
  Consolidated Balance Sheets at December 31, 1996 and 1995 .........F-3
  Consolidated Statements of Stockholders' Equity for each of the three years in the period ended December 31, 1996...........F-4
  Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1996...............F-5 - F-6
  Notes to Consolidated Financial Statements .................F-7 - F-26

(a)  2. Index to Financial Statement Schedules

     The following  Schedules are  filed as  part of  this Form  10-K
Annual Report:

                                                                  Page
                                                                 Number

     II  Valuation Accounts ......................................F-27

     All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated statements or notes thereto.

(a)  3. Exhibits

Exhibit No.                     Description

   3.1       Restated Certificate of Incorporation. (6)
   3.2 Certificate of Amendment to Restated Certificate of Incorporation, effective as of July 24, 1991. (11)
   3.3       Amended and Restated Bylaws. (22)
   4.1 Indenture dated January 1, 1992 between the Company and Citibank N.A., as trustee. (12)
   4.2       Forms of Commercial Paper Master Note Certificates. (15)
   4.3 First Supplement to Indenture, dated February 26, 1997 between the Company and Citibank N.A., as trustee.(23)
+*10.1       Company's  Amended  and Restated  1991  Equity  Incentive
             Plan.
 +10.2       Company's Amended  and Restated 1984  Stock Option  Plan.
             (22)
  10.3 Shareholder's Agreement of Kirin-Amgen, Inc., dated May 11, 1984, between the Company and Kirin Brewery Company,

             Limited (with certain confidential information deleted therefrom). (1)
  10.4 Amendment Nos. 1, 2, and 3, dated March 19, 1985, July 29, 1985 and December 19, 1985, respectively, to the Shareholder's Agreement of Kirin-Amgen, Inc., dated May 11, 1984 (with certain confidential information deleted therefrom). (3)
  10.5 Product License Agreement, dated September 30, 1985, and Technology License Agreement, dated, September 30, 1985 between the Company and Ortho Pharmaceutical Corporation (with certain confidential information deleted therefrom). (2)
  10.6 Product License Agreement, dated September 30, 1985, and Technology License Agreement, dated September 30, 1985 between Kirin-Amgen, Inc. and Ortho Pharmaceutical Corporation (with certain confidential information deleted therefrom). (3)
 +10.7       Company's Amended  and Restated  Employee Stock  Purchase
             Plan. (22)
  10.8 Research, Development Technology Disclosure and License Agreement PPO, dated January 20, 1986, by and between the Company and Kirin Brewery Co., Ltd. (4)
  10.9 Amendment Nos. 4 and 5, dated October 16, 1986 (effective July 1, 1986) and December 6, 1986 (effective July 1, 1986), respectively, to the Shareholders Agreement of Kirin-Amgen, Inc. dated May 11, 1984 (with certain confidential information deleted therefrom). (5)
  10.10 Assignment and License Agreement, dated October 16, 1986, between the Company and Kirin-Amgen, Inc. (with certain confidential information deleted therefrom). (5)
  10.11 G-CSF European License Agreement, dated December 30, 1986, between Kirin-Amgen, Inc. and the Company (with certain confidential information deleted therefrom). (5)
  10.12 Research and Development Technology Disclosure and License Agreement: GM-CSF, dated March 31, 1987, between Kirin Brewery Company, Limited and the Company (with certain confidential information deleted therefrom). (5)
+*10.13      Company's  Amended  and Restated  1987  Directors'  Stock
             Option Plan.
 +10.14      Company's  Amended and  Restated 1988  Stock Option  Plan
             (22).
 +10.15      Company's  Amended and  Restated Retirement  and  Savings
             Plan. (22)
  10.16 Amendment, dated June 30, 1988, to Research, Development, Technology Disclosure and License
             Agreement: GM-CSF dated March 31, 1987, between Kirin Brewery Company, Limited and the Company. (6)
  10.17 Agreement on G-CSF in the EU, dated September 26, 1988, between Amgen Inc. and F. Hoffmann-La Roche & Co. Limited Company (with certain confidential information deleted therefrom). (8)
  10.18 Supplementary Agreement to Agreement dated January 4, 1989 to Agreement on G-CSF in the EU, dated September 26, 1988, between the Company and F. Hoffmann-La Roche & Co. Limited Company, (with certain confidential information deleted therefrom). (8)

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
             issued by Amgen Manufacturing, Inc. (13)
  10.28      936 Promissory Note No. 001, dated July 29, 1992,  issued
             by Amgen Manufacturing, Inc. (13)
  10.29      936 Promissory Note No. 002, dated July 29, 1992,  issued
             by Amgen Manufacturing, Inc. (13)
  10.30      Guaranty,  dated November  21, 1991,  by the  Company  in
             favor of Citicorp Financial Services Corporation. (13)
  10.31      Partnership  Purchase Agreement,  dated March  12,  1993,
             between  the  Company,  Amgen  Clinical  Partners,  L.P.,
             Amgen  Development  Corporation,  the  Class  A   limited
             partners and the Class B limited partner. (14)
 +10.32      Amgen Supplemental  Retirement Plan dated  June 1,  1993.
             (16)
  10.33      Promissory Note  of Mr. Kevin  W. Sharer,  dated June  4,
             1993. (16)
  10.34      Promissory Note of  Mr. Larry A. May, dated February  24,
             1993. (25)
+*10.35      Amgen Performance Based Management Incentive Plan.
  10.36      Agreement and  Plan of Merger, dated  as of November  17,
             1994,  among Amgen  Inc., Amgen  Acquisition  Subsidiary,
             Inc. and Synergen, Inc. (17)
  10.37      Third  Amendment  to   Rights  Agreement,  dated  as   of
             February 21, 1995, between Amgen Inc. and American  Stock
             Transfer Trust and Trust Company (18)
  10.38      Credit Agreement, dated as of June 23, 1995, among  Amgen
             Inc.,  the  Borrowing  Subsidiaries  named  therein,  the
             Banks named therein, Swiss Bank Corporation and ABN  AMRO
             Bank N.V., as Issuing Banks, and Swiss Bank  Corporation,
             as Administrative Agent. (19)
  10.39      Promissory  Note  of   Mr.  George  A.  Vandeman,   dated
             December 15, 1995. (20)

  10.40      Promissory  Note  of   Mr.  George  A.  Vandeman,   dated
             December 15, 1995. (20)
  10.41      Promissory  Note of  Mr.  Stan Benson,  dated  March  19,
             1996. (20)
 +10.42      Amendment No.  1 to  the Company's  Amended and  Restated
             Retirement and Savings Plan. (22)
+*10.43      Amendment Number 5 to the Company's Amended and  Restated
             Retirement and Savings Plan dated January 1, 1993.
+*10.44      Amendment Number 2 to the Company's Amended and  Restated
             Retirement and Savings Plan dated April 1, 1996.
 *10.45      First  Amendment  to   Credit  Agreement,  dated  as   of
             December 12,  1996,  among  Amgen  Inc.,  the   Borrowing
             Subsidiaries named  therein, and  Swiss Bank  Corporation
             as Administrative Agent.
  10.46      Fourth Amendment to Rights Agreement, dated February  18,
             1997 between Amgen  Inc. and American Stock Transfer  and
             Trust Company, Rights Agent. (24)
  10.47      Preferred  Share  Rights Agreement,  dated  February  18,
             1997, between Amgen Inc. and American Stock Transfer  and
             Trust Company, Rights Agent. (24)
+*10.48      Consulting Agreement,  dated November  15, 1996,  between
             the Company and Daniel Vapnek.
+*10.49      Agreement, dated  May 30, 1995,  between the Company  and
             George A. Vandeman.
 *11         Computation of per share earnings.
 *21         Subsidiaries of the Company.
  23         Consent of Ernst & Young LLP, Independent Auditors.   The
             consent set  forth as page 44  is incorporated herein  by
             reference.
  24         Power of  Attorney.  The Power  of Attorney set forth  on
             page 43 is incorporated herein by reference.
 *27         Financial Data Schedule.
----------------
* Filed herewith.
+ Management contract or compensatory plan or arrangement.

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

(8) Filed as an exhibit to the Annual Report on Form 10-K for the year ended March 31, 1989 on June 28, 1989 and incorporated herein by reference.
(9) Filed as an exhibit to the Form 8-K Current Report dated January 22, 1991 and incorporated herein by reference.
(10) Filed as an exhibit to the Form 8-K Current Report dated April 12, 1991 and incorporated herein by reference.
(11) Filed as an exhibit to the Form 8-K Current Report dated July 24, 1991 and incorporated herein by reference.
(12) Filed as an exhibit to Form S-3 Registration Statement dated December 19, 1991 and incorporated herein by reference.
(13) Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1992 on March 30, 1993 and incorporated herein by reference.
(14) Filed as an exhibit to the Form 8-A dated March 31, 1993 and incorporated herein by reference.
(15) Filed as an exhibit to the Form 10-Q for the quarter ended March 31, 1993 on May 17, 1993 and incorporated herein by reference.
(16) Filed as an exhibit to the Form 10-Q for the quarter ended September 30, 1993 on November 12, 1993 and incorporated herein by reference.
(17) Filed as an exhibit to the Form 8-K Current Report dated November 18, 1994 on December 2, 1994 and incorporated herein by reference.
(18) Filed as an exhibit to the Form 8-K Current Report dated February 21, 1995 on March 7, 1995 and incorporated herein by reference.
(19) Filed as an exhibit to the Form 10-Q for the quarter ended June 30, 1995 on August 11, 1995 and incorporated herein by reference.
(20) Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1995 on March 29, 1996 and incorporated herein by reference.
(21) Filed as an exhibit to the Form 10-Q for the quarter ended June 30, 1996 on August 12, 1996 and incorporated herein by reference.
(22) Filed as an exhibit to the Form 10-Q for the quarter ended September 30, 1996 on November 5, 1996 and incorporated herein by reference.
(23) Filed as an exhibit to the Form 8-K Current Report dated March 14, 1997 on March 14, 1997 and incorporated herein by reference.
(24) Filed as an exhibit to the Form 8-K Current Report dated February 18, 1997 on February 28, 1997 and incorporated herein by reference.
(25) Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1993 on March 25, 1994 and incorporated herein by reference.

(b)     Reports on Form 8-K

     No reports on Form 8-K were filed by the Company during the three months ended December 31, 1996.

                             SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             Amgen Inc.
                                             (Registrant)



Date:       3/24/97                  By:     /s/ ROBERT S. ATTIYEH
                                             ------------------------
                                             Robert S. Attiyeh
                                             Senior Vice President,
                                             Finance and Corporate
                                             Development, and
                                             Chief Financial Officer

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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/GORDON M. BINDER          3/24/97 /s/WILLIAM K. BOWES, JR.    3/24/97
----------------------------         ---------------------------
Gordon M. Binder                     William K. Bowes, Jr.
Chairman of the Board                Director
Chief Executive Officer and
Director
(Principal Executive Officer)        /s/FRANKLIN P. JOHNSON,JR.  3/24/97
                                     --------------------------
                                     Franklin P. Johnson, Jr.
                                     Director
/s/KEVIN W. SHARER           3/24/97
----------------------------
Kevin W. Sharer
President, Chief Operating           /s/STEVEN LAZARUS           3/24/97
Officer and Director                 --------------------------
                                     Steven Lazarus
                                     Director

/s/ROBERT S. ATTIYEH         3/24/97
----------------------------
Robert S. Attiyeh                    /s/EDWARD J. LEDDER         3/24/97
Senior Vice President,               ---------------------------
Finance and Corporate                Edward J. Ledder
Development, and                     Director
Chief Financial Officer

                                     /s/GILBERT S. OMENN         3/24/97
                                     ---------------------------
                                     Gilbert S. Omenn
/s/LARRY A. MAY              3/24/97 Director
----------------------------
Larry A. May
Vice President,
Corporate Controller and             /s/JUDITH C. PELHAM         3/24/97
Chief Accounting Officer             ---------------------------
                                     Judith C. Pelham
                                     Director

/s/RAYMOND F. BADDOUR        3/24/97
----------------------------
Raymond F. Baddour
Director

                                                           EXHIBIT 23


         CONSENT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


     We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 33-5111) pertaining to the 1984 Stock Option Plan, 1981 Incentive Stock Option Plan and Nonqualified Stock Option Plan of Amgen Inc., in the Registration Statement (Form S-8 No. 33-24013) pertaining to the Amended and Restated 1988 Stock Option Plan of Amgen Inc., in the Registration Statement (Form S-8 No. 33-39183) pertaining to the Amended and Restated Employee Stock Purchase Plan, in the Registration Statement (Form S-8 No. 33-39104) pertaining to the Amended and Restated Amgen Retirement and Savings Plan, in the Registration Statements (Form S-3/S-8 No. 33-29791 and Form S-8 No. 33-42501) pertaining to the Amended and Restated 1987 Directors' Stock Option Plan, in the Registration Statement (Form S-8 No. 33-42072) pertaining to the Amgen Inc. Amended and Restated 1991 Equity Incentive Plan, in the Registration Statement (Form S-8 No. 33-47605) pertaining to the Retirement and Savings Plan for Amgen Puerto Rico, Inc. and in the Registration Statements (Form S-3 No. 33-22544, Form S-3 No. 33-44454 and Form S-3 No. 333-19931) of Amgen Inc. and in the related Prospectuses of our report dated January 22, 1997 with respect to the consolidated financial statements and financial statement schedule of Amgen Inc. included in this Annual Report (Form 10-K) for the year ended December 31, 1996.




                                               /s/ ERNST & YOUNG LLP
Los Angeles, California
March 24, 1997

          REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


The Board of Directors and Stockholders of
Amgen Inc.


We have audited the accompanying consolidated balance sheets of Amgen Inc. as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Amgen Inc. at December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                               /s/ ERNST & YOUNG LLP
Los Angeles, California
January 22, 1997

                             AMGEN INC.

                CONSOLIDATED STATEMENTS OF OPERATIONS

            Years ended December 31, 1996, 1995 and 1994
                (In millions, except per share data)

                                      1996        1995        1994

                                    --------    --------    --------
Revenues:
  Product sales .................   $2,088.2    $1,818.6    $1,549.6
  Corporate partner revenues ....      109.9        85.2        70.4
  Royalty income ................       41.7        36.1        27.9
                                    --------    --------    --------
    Total revenues ..............    2,239.8     1,939.9     1,647.9
                                    --------    --------    --------
Operating expenses:
  Cost of sales .................      283.2       272.9       238.1
  Research and development ......      528.3       451.7       323.6
  Write-off of in-process
    technology purchased ........          -           -       116.4
  Marketing and selling .........      310.1       272.9       236.9
  General and administrative ....      160.5       145.5       122.9
  Loss of affiliates, net .......       52.8        53.3        31.2
                                    --------    --------    --------
    Total operating expenses ....    1,334.9     1,196.3     1,069.1
                                    --------    --------    --------

Operating income ................      904.9       743.6       578.8

Other income (expense):
  Interest and other income .....       63.6        66.1        21.5
  Interest expense, net .........       (6.2)      (15.3)      (12.0)
                                    --------    --------    --------
    Total other income (expense).       57.4        50.8         9.5
                                    --------    --------    --------
Income before income taxes ......      962.3       794.4       588.3

Provision for income taxes ......      282.5       256.7       268.6
                                    --------    --------    --------
Net income ......................   $  679.8    $  537.7    $  319.7
                                    ========    ========    ========

Earnings per share:
  Primary .......................      $2.42       $1.92       $1.14
  Fully diluted .................      $2.42       $1.88       $1.13

Shares used in calculation of:
  Primary earnings per share ....      280.7       280.7       279.6
  Fully  diluted earnings per
    share .......................      280.9       285.3       282.2


                       See accompanying notes.

                              AMGEN INC.

                     CONSOLIDATED BALANCE SHEETS

                     December 31, 1996 and 1995
                (In millions, except per share data)

                                             1996       1995
                                           --------   --------
                            ASSETS
Current assets:
  Cash and cash equivalents ..........     $  169.3   $   66.7
  Marketable securities ..............        907.7      983.6
  Trade  receivables, net of allowance
     for doubtful accounts of $11.8 in
     1996 and $13.8 in 1995...........        225.4      199.3
  Inventories ........................         97.4       88.8
  Other current assets ...............        102.8      115.7
                                           --------   --------
     Total current assets.............      1,502.6    1,454.1

Property, plant and equipment at cost,
  net ................................        910.5      743.8
Investments in affiliated companies...        109.6       95.7
Other assets..........................        242.9      139.2
                                           --------   --------
                                           $2,765.6   $2,432.8
                                           ========   ========

             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ...................     $   75.0   $   54.4
  Accrued liabilities ................        449.7      459.7
  Current portion of long-term debt ..        118.2          -
  Commercial paper ...................            -       69.7
                                           --------   --------
     Total current liabilities........        642.9      583.8

Long-term debt........................         59.0      177.2
Put warrants..........................        157.4          -
Contingencies

Stockholders' equity:
  Common stock and additional
     paid-in capital; $.0001 par value;
     750 shares authorized; outstanding
     - 264.7 shares in 1996 and 265.7
     shares in 1995...................      1,026.9      864.8
  Retained earnings ..................        879.4      807.0
                                           --------   --------
     Total stockholders' equity.......      1,906.3    1,671.8
                                           --------   --------
                                           $2,765.6   $2,432.8
                                           ========   ========

                       See accompanying notes.

                             AMGEN INC.

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

            Years ended December 31, 1996, 1995 and 1994
                            (In millions)

                                                Common
                                                 stock
                                                  and
                                       Number additional
                                         of     paid-in   Retained
                                       shares   capital   earnings
                                       ------ ----------  --------
  Balance at December 31, 1993 .......  268.4  $  636.2    $535.8
  Issuance of  common  stock upon  the
    exercise  of stock options and  in
    connection with  an employee stock
    purchase plan ....................    5.7      44.8         -
  Issuance of  common  stock upon  the
    exercise of warrants  ............    3.5      15.3         -
  Tax benefits related to stock
    options ..........................      -      23.0         -
  Repurchases of common stock ........  (12.9)        -    (300.5)
  Net income .........................      -         -     319.7
                                        -----  --------    ------

  Balance at December 31, 1994 .......  264.7     719.3     555.0
  Issuance of common stock upon the
    exercise of stock options and in
    connection with an employee stock
    purchase plan ....................    8.3     102.7         -
  Tax benefits related to stock
    options ..........................      -      42.8         -
  Repurchases of common stock ........   (7.3)        -    (285.7)
  Net income .........................      -         -     537.7
                                        -----  --------    ------

  Balance at December 31, 1995 .......  265.7     864.8     807.0
  Issuance of  common  stock upon  the
    exercise  of stock options and  in
    connection with  an employee stock
    purchase plan ....................    6.7     113.5         -
  Tax benefits related to stock
    options ..........................      -      48.6         -
  Reclassification of put warrant
    obligation .......................      -         -    (157.4)
  Repurchases of common stock ........   (7.7)        -    (450.0)
  Net income .........................      -         -     679.8
                                        -----  --------    ------

  Balance at December 31, 1996 .......  264.7  $1,026.9    $879.4
                                        =====  ========    ======

                       See accompanying notes.

                              AMGEN INC.

                CONSOLIDATED STATEMENTS OF CASH FLOWS

            Years ended December 31, 1996, 1995 and 1994
                            (In millions)

                                        1996      1995        1994
                                      --------  -------    ---------

Cash flows from operating activities:
  Net income .......................  $ 679.8   $  537.7     $319.7
  Write-off of in-process
    technology purchased ...........        -          -      116.4
  Depreciation and amortization ....    100.3       84.3       77.3
  Deferred income taxes ............     25.6       23.9        2.4
  Loss of affiliates, net ..........     52.8       53.3       31.2
  Cash provided by (used in):
    Trade receivables, net .........    (26.1)      (4.6)     (30.4)
    Inventories ....................     (8.6)       9.2      (23.3)
    Other current assets ...........    (11.8)      (8.0)       1.8
    Accounts payable ...............     20.6       23.9        4.6
    Accrued liabilities ............    (10.0)      53.5       32.2
                                      -------    -------    -------
       Net cash provided by
         operating activities ......    822.6      773.2      531.9
                                      -------    -------    -------
Cash flows from investing activities:
  Purchases of property, plant and
    equipment ......................   (266.9)    (162.7)    (130.8)
  Proceeds from maturities of
    marketable securities ..........    168.3      129.6       87.7
  Proceeds from sales of marketable
    securities .....................    762.4    1,018.8    1,505.8
  Purchases of marketable
    securities .....................   (854.8)  (1,646.6)  (1,395.1)
  Cost to acquire company, net of
    cash acquired ..................        -          -     (240.8)
  Increase in investments in
    affiliated companies ...........    (14.6)     (19.5)     (21.8)
  (Increase) decrease in other
    assets .........................   (104.6)     (13.7)       4.0
                                      -------   --------   --------
       Net cash used in investing
         activities ................  $(310.2)  $ (694.1)  $ (191.0)
                                      -------   --------   --------

                       See accompanying notes.
                      (Continued on next page)

                             AMGEN INC.

            Years ended December 31, 1996, 1995 and 1994
                            (In millions)

                                        1996       1995       1994
                                      --------   --------   --------
Cash flows from financing activities:
  Decrease in commercial paper .....   $(69.7)    $(30.0)    $(10.1)
  Repayment of long-term debt ......        -       (6.2)     (12.0)
  Proceeds from issuance of long-
    term debt ......................        -          -       12.5
  Net proceeds from issuance of
    common stock upon the exercise
    of stock options and in
    connection with an employee
    stock purchase plan ............    113.5      102.7       44.8
  Tax benefits related to stock
    options ........................     48.6       42.8       23.0
  Net proceeds from issuance of
    common stock upon the exercise
    of warrants ....................        -          -       15.3
  Repurchases of common stock ......   (450.0)    (285.7)    (300.5)
  Other ............................    (52.2)     (47.3)     (31.1)
                                     --------   --------   --------
       Net cash used in financing
         activities ................   (409.8)    (223.7)    (258.1)
                                     --------   --------   --------
Increase (decrease) in cash and cash
  equivalents ......................    102.6     (144.6)      82.8
Cash and cash equivalents at
  beginning of period ..............     66.7      211.3      128.5
                                     --------   --------   --------
Cash and cash equivalents at end of
  period ...........................   $169.3     $ 66.7     $211.3
                                     ========   ========   ========

                       See accompanying notes.

                             AMGEN INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          December 31, 1996


1.   Summary of significant accounting policies

  Business


     Amgen Inc. ("Amgen" or the "Company") is a global biotechnology company that discovers, develops, manufactures and markets human therapeutics based on advances in cellular and molecular biology.

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

     The Company  considers its  investment portfolio  available-for-
sale as defined in Statement of Financial Accounting Standards ("SFAS") No. 115. There were no material unrealized gains or losses nor any material differences between the estimated fair values and costs of securities in the investment portfolio at December 31, 1996 and 1995. For the year ended December 31, 1996, realized gains and losses totaled $4.4 million and $3 million, respectively. For the year ended December 31, 1995, realized gains and losses totaled $8 million and $3.1 million, respectively. For the year ended December 31, 1994, realized gains and losses totaled $5 million and $21.1 million, respectively. The cost of securities sold is based on the specific identification method. The cost of the investment portfolio by type of security, contractual maturity and its classification in the balance sheet is as follows (in millions):

                                                    December 31,
                                                1996       1995
                                              --------   --------
 Type of security:

 Corporate debt securities .................  $  656.2   $  486.8
 U.S. Treasury securities and obligations of
   U.S. government agencies ................     209.7      459.3
 Other interest bearing securities .........     222.3       81.3
                                              --------   --------
                                              $1,088.2   $1,027.4
                                              ========   ========

 Contractual maturity:

 Maturing in one year or less ..............  $  610.8   $  219.4
 Maturing after one year through three years     351.3      569.4
 Maturing after three years ................     126.1      238.6
                                              --------   --------
                                              $1,088.2   $1,027.4
                                              ========   ========

 Classification in balance sheet:

 Cash and cash equivalents .................  $  169.3   $   66.7
 Marketable securities .....................     907.7      983.6
 Other assets - noncurrent .................      40.0          -
                                              --------   --------
                                               1,117.0    1,050.3
 Less cash .................................     (28.8)     (22.9)
                                              --------   --------
                                              $1,088.2   $1,027.4
                                              ========   ========

     The primary objectives for the Company's investment portfolio are liquidity and safety of principal. Investments are made to achieve the highest rate of return to the Company, consistent with these two objectives. The Company's investment policy limits investments to certain types of instruments issued by institutions with investment grade credit ratings, and places restrictions on maturities and concentration by type and issuer. The Company invests its excess cash in securities with varying maturities to meet projected cash needs.

  Inventories

     Inventories are stated at the lower of cost or market. Cost is determined in a manner which approximates the first-in, first-out
(FIFO) method. Inventories are shown net of applicable reserves and allowances. Inventories consisted of the following (in millions):

                                                 December 31,
                                              1996         1995
                                             -----        -----
        Raw materials...................     $15.9        $11.8
        Work in process.................      56.2         45.9
        Finished goods..................      25.3         31.1
                                             -----        -----
                                             $97.4        $88.8
                                             =====        =====


  Depreciation and amortization

     Depreciation of buildings and equipment is provided over their estimated useful lives on a straight-line basis. Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or lease terms, including periods covered by options which are expected to be exercised. Useful lives by asset category are as follows:

                   Asset Category               Years
                   --------------               -----
         Buildings .....................       10 - 20
         Manufacturing equipment .......          5
         Laboratory equipment ..........          5
         Furniture and office equipment         3 - 10

  Product sales

     Product sales consist of two products, EPOGEN(R) (Epoetin alfa) and NEUPOGEN(R) (Filgrastim).

     Quarterly NEUPOGEN(R) sales volume in the United States is influenced by a number of factors including underlying demand and wholesaler inventory management practices. Wholesaler inventory reductions tend to reduce domestic NEUPOGEN(R) sales in the first quarter each year. In addition, the discretionary aspects of some cancer chemotherapy administration has had a slight seasonal effect on NEUPOGEN(R) sales.

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

     Research and development costs

     Research and development costs are expensed as incurred. Payments related to the acquisition of technology rights, for which development work is in-process, are expensed and considered a component of research and development costs.

     In December 1994, the Company acquired the outstanding stock of Synergen, Inc. ("Synergen"), a publicly held biotechnology company engaged in the discovery and development of protein-based pharmaceuticals. Synergen was acquired for $254.5 million, including related acquisition costs. The value assigned to in-process technology acquired of $116.4 million was expensed on the acquisition date. This business combination was accounted for using the purchase method, and therefore, operating results of Synergen are included in the accompanying consolidated financial statements beginning in December 1994.

  Foreign currency transactions

     The Company has a program to manage foreign currency risk. As part of this program, it has purchased foreign currency option and forward contracts to hedge against possible reductions in values of certain anticipated foreign currency cash flows over the next 12 months, primarily resulting from its sales in Europe. At December 31, 1996, the Company had net option and forward contracts to exchange foreign currencies for U.S. dollars of $39.7 million and $44.6 million, respectively, all having maturities of one year or less. The option contracts are designated and effective as hedges of anticipated foreign currency transactions for financial reporting purposes, and accordingly, the net gains on such contracts are deferred and will be recognized in the same period as the hedged transactions. The forward contracts do not qualify as hedges for financial reporting purposes, and accordingly, are marked-to-market with changes in market values reflected directly in income.

     The Company has additional foreign currency forward contracts to hedge certain exposures to foreign currency fluctuations of certain receivables and payables denominated in foreign currencies. At December 31, 1996, the Company had forward contracts to exchange foreign currencies, primarily Swiss francs, for U.S. dollars of $48.4 million, all having maturities of five months or less. These contracts are designated and effective as hedges, and accordingly, gains and losses on these forward contracts are recognized in the same period the offsetting gains and losses of hedged assets and liabilities are realized and recognized.

  Interest

     Interest costs are expensed as incurred, except to the extent such interest is related to construction in progress, in which case interest is capitalized. Interest costs capitalized for the years ended December 31, 1996, 1995 and 1994, were $4.2 million, $4.7 million and $3.7 million, respectively.

  Stock option and purchase plans

     The Company's stock option and purchase plans are accounted for under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" (see Note 7).

  Earnings per share

     Earnings per share are computed in accordance with the treasury stock method. Primary and fully diluted earnings per share are based upon the weighted average number of common shares and dilutive common stock equivalents during the period in which they were outstanding. Common stock equivalents include outstanding options under the Company's stock option plans and outstanding warrants to purchase shares of the Company's common stock. Put warrants on the Company's common stock may also be dilutive under the reverse treasury stock method.

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


2.   Related party transactions

     The Company owns a 50% interest in Kirin-Amgen, Inc. ("Kirin-Amgen"), a corporation formed in 1984 for the development and commercialization of certain products based on advanced biotechnology. Pursuant to the terms of agreements entered into with Kirin-Amgen, the Company conducts certain research and development activities on behalf of Kirin-Amgen and is paid for such services at negotiated rates. Included in revenues from corporate partners for the years ended December 31, 1996, 1995 and 1994, are $79.9 million, $72.6 million and $58.6 million, respectively, related to these agreements.

     In connection with its various agreements with Kirin-Amgen, the Company has been granted sole and exclusive licenses for the manufacture and sale of certain products in specified geographic areas of the world. In return for such licenses, the Company paid Kirin-Amgen stated amounts upon the receipt of the licenses and/or pays Kirin-Amgen royalties based on sales. During the years ended December 31, 1996, 1995 and 1994, Kirin-Amgen earned royalties from Amgen of $86.2 million, $74.2 million and $67.5 million, respectively, under such agreements, which are included in cost of sales in the accompanying consolidated statements of operations.

     At   December 31, 1996,   Amgen's    share   of    Kirin-Amgen's
undistributed retained earnings was approximately $63.1 million.

3.   Debt

     The Company has a commercial paper program which provides for unsecured short-term borrowings up to an aggregate of $200 million. At December 31, 1996, the Company had no outstanding commercial paper. At December 31, 1995, $69.7 million of commercial paper was outstanding at effective interest rates averaging 5.8% and maturities of less than three months.

     Long-term debt consisted of the following (in millions):

                                                December 31,
                                              1996         1995
                                            -------      -------
       Debt securities ..................    $109.0       $109.0
       Promissory notes .................      68.2         68.2
                                             ------       ------
                                              177.2        177.2
       Less current portion .............    (118.2)           -
                                             ------       ------
                                             $ 59.0       $177.2
                                             ======       ======


     The Company has a shelf registration under which it has registered $213 million of debt securities. The shelf registration was increased in January 1997 from $200 million to $213 million. At December 31, 1996, $87 million was available under this shelf registration, and in January 1997, this amount was increased to $100 million. At December 31, 1996, $109 million of debt securities were outstanding. The debt securities bear interest at fixed rates averaging 5.8%. The current portion of these debt securities is $50 million, and the remaining debt securities mature in two to seven years. The Company may offer and issue these securities from time to time with terms determined by market conditions. Under the terms of these securities, the Company is required to meet certain debt to tangible net asset ratios. In addition, these securities place limitations on liens and sale/leaseback transactions.

     The Company's promissory notes, which mature in 1997, were issued to assist in financing the acquisition and related construction of a manufacturing facility in Puerto Rico. These notes bear interest, which is payable quarterly, at a rate reset quarterly, equal to 81% of a Eurodollar base rate, not to exceed 12%. At December 31, 1996, the effective interest rate on these notes was approximately 4.5%.

     The Company has an unsecured credit facility (the "credit facility") that includes a commitment expiring on June 23, 2000 for up to $150 million of borrowings under a revolving line of credit (the "revolving line commitment") and a commitment expiring on December 5, 1997 for up to an additional $73 million of letters of credit. As of December 31, 1996, $150 million was available under the revolving line commitment for borrowing and to support the

Company's commercial paper program. Also, as of December 31, 1996, letters of credit totaling $72.4 million were issued and outstanding to secure the Company's promissory notes and accrued interest thereon. Borrowings under the revolving line commitment bear interest at various rates which are a function of, at the Company's option, either the prime rate of a major bank, the federal funds rate or a Eurodollar base rate. Under the terms of the credit facility, the Company is required to meet a minimum interest coverage ratio and maintain a minimum level of tangible net worth. In addition, the credit facility contains limitations on investments, liens and sale/leaseback transactions.

     The aggregate stated maturities of all long-term obligations due subsequent to December 31, 1996, are as follows: $118.2 million - 1997; $30 million - 1998; $6 million - 1999; none - 2000; none -
2001; and $23 million thereafter.


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

     A number of disputes have arisen between Amgen and Johnson & Johnson as to their respective rights and obligations under the various agreements between them, including the agreement granting the license (the "License Agreement"). These disputes have been the subject of arbitration proceedings before Judicial Arbitration and Mediation Services, Inc. in Chicago, Illinois commencing in January 1989. A dispute that has not yet been resolved and is the subject of the current arbitration proceeding relates to the audit methodology currently employed by the Company for Epoetin alfa sales. The Company and Johnson & Johnson are required to compensate each other for Epoetin alfa sales which either party makes into the other party's exclusive market. The Company has established and is employing an audit methodology to assign the proceeds of sales of EPOGEN and PROCRIT in Amgen's and Johnson & Johnson's respective exclusive markets. Based upon this audit methodology, the Company is seeking payment of approximately $12.6 million (excluding interest) from Johnson & Johnson for the period 1991 to 1994. Johnson & Johnson has disputed this methodology and is proposing an alternative methodology for adoption by the arbitrator pursuant to which it is seeking payment of approximately $423 million (including interest through December 1996) for the period 1989 through 1994. If as a result of the arbitration proceeding, a methodology different from that currently employed by the Company is instituted to assign the proceeds of sales between the parties, it may yield results that are different from the results of the audit methodology currently employed by the Company. As a result of the arbitration, it is possible that the Company would recognize a different level of EPOGEN sales than is currently being recognized. As a result of the arbitration, the Company may be required to pay additional compensation to Johnson & Johnson for sales during prior periods, or Johnson & Johnson may be required to pay compensation to the Company for such prior period sales. While it is impossible to predict accurately or determine the outcome of these proceedings, based primarily upon the merits of its claims and based upon certain liabilities established due to the inherent uncertainty of any arbitrated result, the Company believes that the outcome of these proceedings will not have a material adverse effect on its financial statements. A trial commenced in March 1996, regarding the audit methodologies and compensation for sales by Johnson & Johnson into Amgen's exclusive market and sales by Amgen into Johnson & Johnson's exclusive market. In December 1996, testimony in the arbitration ended.

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

     On October 2, 1995, Johnson & Johnson filed a demand for a separate arbitration proceeding against the Company before the American Arbitration Association ("AAA") in Chicago, Illinois. Johnson & Johnson alleges in this demand that the Company has breached the License Agreement. The demand also includes allegations of various antitrust violations. In this demand, Johnson & Johnson seeks an injunction, declaratory relief, unspecified compensatory damages, punitive damages and costs. The Company has filed a motion to stay the arbitration pending the outcome of the existing arbitration proceedings before Judicial Arbitration and Mediation Services, Inc. discussed above. The Company has also filed an answer and counterclaim denying that the AAA has jurisdiction to hear or decide the claims stated in the demand, denying the allegations in the demand and counterclaiming for certain unpaid invoices.

  Synergen ANTRIL (TM) litigation

     Lawsuits have been filed against the Company's wholly-owned subsidiary, Amgen Boulder Inc. (formerly Synergen, Inc.), alleging misrepresentations in connection with Synergen's research and development of ANTRIL (TM) for the treatment of sepsis. One suit, filed by a limited partner of the partnership with which Amgen Boulder Inc. is affiliated, has been certified as a class action. That suit seeks rescission of certain payments made by the limited partners to the partnership (or unspecified damages not less than $52 million) and treble damages based on a variety of allegations relating to state and federal law claims. The plaintiffs in that suit also have filed a second amended complaint alleging violations of federal securities laws. In August and September 1996, the parties filed cross-motions for summary judgement. The Court heard argument on November 1, 1996. Since then, the parties' representatives have reached a tentative settlement agreement which is subject to final approval by the Court and the approval of the limited partners of the partnership. Under its terms, the plaintiffs, who include present limited partners of the partnership, will receive $14.5 million in exchange for the transfer of ownership of their units; the suit will be dismissed with prejudice and the parties will exchange mutual releases. In a separate matter, two broker dealers who acted as market makers in Synergen, Inc. options have also filed a suit claiming in excess of $3.2 million in trading losses.

  FoxMeyer Health Corporation

     On January 10, 1997, FoxMeyer Health Corporation ("FMHC") filed suit alleging that defendant McKesson Corporation defrauded FMHC, misused confidential information received from FMHC about subsidiaries of FMHC (FoxMeyer Corporation and FoxMeyer Drug Corporation, collectively the "FoxMeyer Subsidiaries"), and attempted to monopolize the market for pharmaceutical and health care product distribution by attempting to injure or destroy the FoxMeyer Subsidiaries. The Company is named as one of twelve "Manufacturer Defendants" alleged to have conspired with McKesson Corporation in doing, among other things, the above and (i) inducing FMHC to refrain from seeking other suitable purchasers for the FoxMeyer Subsidiaries and (ii) causing FMHC to believe that McKesson Corporation was serious about purchasing FMHC's assets at fair value, when in fact, McKesson Corporation was not. The Manufacturer Defendants and
McKesson Corporation are also alleged to have intentionally and tortiously interfered with a number of business expectancies and opportunities. The complaint seeks from the Manufacturer Defendants and McKesson Corporation compensatory damages of at least $400 million and punitive damages in an unspecified amount, as well as FMHC's costs and attorney's fees. On January 31, 1997, the Company filed an answer denying FMHC's allegations. On February 4, 1997, a notice of removal was filed in the Federal District Court for Dallas, Texas (the "District Court"), which was referred by the District Court to the Federal Bankruptcy Court in Dallas, Texas. Subsequently, on February 7, 1997, a motion to transfer venue was filed in the Federal Bankruptcy Court in Dallas, Texas, requesting that this matter be transferred to the Federal Bankruptcy Court in Delaware, where the FoxMeyer Subsidiaries' Chapter XI bankruptcy action is pending. The Company is a creditor in such bankruptcy proceeding.

  False Claims Act matter

     Amgen has been advised that it and certain purchasers of its products have been named as defendants in a civil lawsuit initiated by a former employee of Amgen in the United States District Court for the Eastern District of Pennsylvania. This suit was filed under the qui tam provisions of the Federal False Claims Act (the "Act") which permit an individual to bring suit in the name of the United States and share in any recovery. The suit alleges, among other things, that Amgen individually and in conspiracy with some of its customers violated the Act as a result of certain of its sales and reporting practices relating to its products. Under the law, the government must investigate the allegations and determine whether it wishes to intervene and take responsibility for the lawsuit. The lawsuit will remain under seal until the government completes its investigation and determines whether to intervene. However, permission from the Court has been obtained by Amgen to make the disclosures contained herein. The Complaint seeks an order requiring Amgen to cease and desist from such allegedly improper practices, as well as treble damages in an unspecified amount plus a civil penalty of not less than $5,000 and not more than $10,000 for each alleged violation of the Act. If the government does not intervene, the plaintiff has the right to continue to pursue the claim on the government's behalf. Amgen is fully cooperating with the government's investigation and is engaged in ongoing discussions with it regarding the allegations. Amgen has advised the government that it disputes and will vigorously contest the allegations in the Complaint. Although it is too early in this action for Amgen to fully assess this matter or reliably predict its outcome, an unfavorable result in this matter could have a material adverse effect on the Company's results of operations in that period.

     While it is not possible to predict accurately or determine the eventual outcome of the above described legal matters or various other legal proceedings (including patent disputes) involving Amgen, except with respect to the False Claims Act matter, the Company believes that the outcome of these proceedings will not have a material adverse effect on its financial statements.


5.   Income taxes

     The provision for income taxes includes the following (in millions):

                                       Years ended December 31,
                                       1996       1995      1994
                                      --------  --------  --------
    Current provision:
       Federal (including U.S.
         possessions) ..............   $240.4     $211.5    $231.3
       State .......................     16.6       21.3      34.9
                                       ------     ------    ------
         Total current provision ...    257.0      232.8     266.2
                                       ------     ------    ------
    Deferred provision (benefit):
       Federal (including U.S.
         possessions) ..............     24.1       25.1       0.5
       State .......................      1.4       (1.2)      1.9
                                       ------     ------    ------
         Total deferred provision ..     25.5       23.9       2.4
                                       ------     ------    ------
                                       $282.5     $256.7    $268.6
                                       ======     ======    ======

     Deferred income taxes reflect the net tax effects of net operating loss carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows (in millions):

                                                December 31,

                                              1996        1995
                                           --------     --------
  Deferred tax assets:
     Net operating loss carryforwards ...    $ 83.3      $ 81.1
     Expense accruals ...................      55.9        61.0
     Research collaboration expenses ....      19.0        17.4
     Fixed assets .......................      12.9        23.2
     Royalty obligation buyouts .........      11.0        11.2
     Other ..............................       9.5        12.4
                                             ------      ------
       Total deferred tax assets ........     191.6       206.3

  Valuation allowance ...................     (82.6)      (86.2)
                                             ------      ------
       Net deferred tax assets ..........     109.0       120.1
                                             ------      ------
  Deferred tax liabilities:
     Purchase of technology rights ......     (45.0)      (29.7)
     Other ..............................      (2.7)       (3.7)
                                             ------      ------
       Total deferred tax liabilities ...     (47.7)      (33.4)
                                             ------      ------
                                             $ 61.3      $ 86.7
                                             ======      ======

     The net change in the valuation allowance for deferred tax assets during the year ended December 31, 1996 was a $3.6 million reduction.

     At   December 31, 1996,   the   Company   had   operating   loss
carryforwards available to reduce future federal taxable income which expire as follows (in millions):

                  1997 - 2002 .......    $  0.9
                  2003 - 2006 .......      19.9
                  2007 ..............      26.7
                  2008 ..............      81.2
                  2009 ..............      81.9
                                         ------
                                         $210.6
                                         ======

     These operating loss carryforwards relate to the acquisition of Synergen (see Note 1, "Research and development costs"). Utilization of these operating loss carryforwards is limited to approximately $16 million per year.

     The provision for income taxes varies from income taxes provided based on the federal statutory rate as follows:

                                         Years ended December 31,
                                       1996       1995        1994
                                      ------     ------      ------
Statutory rate applied to income
  before income taxes .............    35.0%      35.0%      35.0%
State income taxes, net of federal
  income tax benefit ..............     1.2%       1.6%       4.1%
Benefit of Puerto Rico operations,
  net of Puerto Rico income taxes .    (6.8)%     (3.5)%        -
Write-off of in-process technology
  purchased, not deductible .......       -          -        6.9%
Other, net ........................       -       (0.8)%     (0.3)%
                                       -----      -----      -----
                                       29.4%      32.3%      45.7%
                                       =====      =====      =====

     Income taxes paid during the years ended December 31, 1996, 1995 and 1994, totaled $246 million, $100.8 million and $234.2 million, respectively.


6.   Stockholders' equity

  Stockholder Rights agreement

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

  Stock repurchase program

     The Company has a stock repurchase program to offset the dilutive effect of its employee benefit stock option and stock purchase plans. Stock repurchased under the program is retired. As of December 31, 1996, the Company was authorized to repurchase up to $450 million of its stock during 1997.

     In connection with the Company's stock repurchase program, put warrants were sold to an independent third party in 1996. Each put warrant entitles the holder to sell one share of Amgen Inc. common stock to the Company at a specified price. On December 31, 1996, 2.7 million put warrants were outstanding with exercise prices ranging from $52.00 to $58.80 per share. The put warrants are exercisable only at maturity and expire at various dates from April 1997 to August 1997. In the event the put warrants are exercised, the Company may elect to pay the holder in cash the difference between the exercise price and the market price of the Company's shares, in lieu of repurchasing the stock. The maximum potential repurchase obligation of $157.4 million has been reclassified from stockholders' equity to put warrants as of December 31, 1996. In the event the put warrants expire unexercised, the liability associated with these instruments is extinguished.

     Additionally during  1996, the  Company purchased  call  options from an independent third party. Each call option entitles the Company to buy one share of Amgen Inc. common stock at a specified price. At December 31, 1996, 1.3 million call options were outstanding, with exercise prices ranging from $58.00 to $61.90 per share. The call options are exercisable only at maturity and expire at various dates from April 1997 to August 1997. In the event the call options are exercised, the Company may elect to receive cash for the difference between the exercise price and the market price of the Company's shares, in lieu of repurchasing the stock. The premiums received from the sale of the put warrants offset in full the cost of the call options.

  Other

     In addition to common stock, the Company's authorized capital includes 5 million shares of preferred stock, $.0001 par value. At December 31, 1996, no shares of preferred stock were issued or outstanding.

     At December 31, 1996, the Company had reserved 379.8 million shares of its common stock which may be issued through its stock option and stock purchase plans and in connection with the stockholder Rights agreement.

     In connection with the sale of limited partnership interests in Amgen Clinical Partners, L.P. (the "Limited Partnership"), Amgen issued warrants to the limited partners to purchase 36.3 million shares of its common stock in exchange for options to purchase the limited partners' interests in the Limited Partnership. Substantially all warrants were exercised prior to their expiration on June 30, 1994.

7.   Stock option and purchase plans

     The Company's stock option plans provide for option grants designated as either nonqualified or incentive stock options. The options generally vest over a three to five year period and generally expire seven years from the date of grant. Most employees are eligible to receive a grant of stock options periodically with the number of shares generally determined by the employee's salary grade, performance level and the stock price. In addition, certain management and professional level employees normally receive a stock option grant upon hire. As of December 31, 1996, the Company had
22.2 million shares of common stock available for future grant under its stock option plans.

     Stock option information with respect to all of the Company's stock option plans follows (shares in millions):

                                               Exercise Price

                                        ----------------------------
                                                           Weighted-
                              Shares      Low      High     Average
                              ------      ---      ----    --------
Balance December 31, 1993,
  unexercised ..............    33.1    $ 1.76    $38.88    $13.72
    Granted ................     8.5    $17.68    $29.50    $22.07
    Exercised ..............    (5.6)   $ 1.93    $28.00    $ 6.95
    Forfeited ..............    (1.0)   $ 3.69    $37.38    $21.92
                                ----
Balance December 31, 1994,
  unexercised ..............    35.0    $ 1.76    $38.88    $16.58
    Granted ................     7.1    $28.94    $58.88    $39.62
    Exercised ..............    (8.1)   $ 1.93    $38.88    $12.87
    Forfeited ..............    (1.0)   $ 2.25    $39.88    $19.86
                                ----
Balance December 31, 1995,
  unexercised ..............    33.0    $ 1.76    $58.88    $22.35
    Granted ................     4.6    $51.50    $64.13    $56.00
    Exercised ..............    (6.6)   $ 2.25    $55.75    $14.92
    Forfeited ..............     (.5)   $ 3.69    $61.88    $32.48
                                ----
Balance December 31, 1996,
  unexercised ..............    30.5    $ 1.76    $64.13    $29.00
                                ====

     At December 31, 1996, 1995 and  1994, stock options to  purchase
15.7 million, 15.7 million and 17.7 million shares were exercisable at weighted-average prices of $20.53, $15.71 and $12.44, respectively.

     The Company has an employee stock purchase plan whereby, in accordance with Section 423 of the Internal Revenue Code, eligible employees may authorize payroll deductions of up to 10% of their salary to purchase shares of the Company's common stock at the lower of 85% of the fair market value of common stock on the first or last day of the offering period. During each of the years ended December 31, 1996, 1995 and 1994, approximately 0.2 million shares were purchased by employees at prices of approximately $46.22, $24.76 and $20.88 per share, respectively. At December 31, 1996, the Company had 4.9 million shares available for future issuance under this plan.

  Fair value disclosures

     Stock option grants are set at the closing price of the Company's common stock on the date of grant and the related number of shares granted are fixed at that point in time. Therefore under the principles of APB Opinion No. 25, the Company does not recognize compensation expense associated with the grant of stock options. SFAS No. 123, "Accounting for Stock-Based Compensation," requires the use of option valuation models to provide supplemental information
regarding  options  granted  after  1994.    Pro  forma   information
regarding net income and earnings per share shown below was determined as if the Company had accounted for its employee stock options and shares sold under its stock purchase plan under the fair value method of that statement.

     The fair value of the options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1996 and 1995, respectively: risk-free interest rates of 6.4% and 5.9%; dividend yields of 0% and 0%; volatility factors of the expected market price of the Company's common stock of 34% and 33%; and expected life of the options of 3.4 years and 3.4 years. These assumptions resulted in weighted-average fair values of $18.25 and $12.40 per share for stock options granted in 1996 and 1995, respectively.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options. The Company's employee stock options have characteristics significantly different from those of traded options such as vesting restrictions and extremely limited transferability. In addition, the assumptions used in option valuation models (see above) are highly subjective, particularly the expected stock price volatility of the underlying stock. Because changes in these subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not provide a reliable single measure of the fair value of its employee stock options.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options' vesting periods. The pro forma effect on net income for 1996 and 1995 is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995. Pro forma information in future years will reflect the amortization of a larger number of stock options granted in several succeeding years. The Company's pro forma information is as follows (in millions, except per share information):

                                     Years ended December 31,
                                        1996        1995
                                       ------      ------
        Pro forma net income ........  $631.5      $517.6

        Pro forma earnings per share:
          Primary ...................   $2.26       $1.85
          Fully diluted .............   $2.26       $1.82

     Information  regarding   stock   options   outstanding   as   of
December 31, 1996 is as follows (options in millions):

                                                       Options
                       Options Outstanding           Exercisable
                 ------------------------------  -------------------
                                     Weighted-
                          Weighted-   Average             Weighted-
                           Average   Remaining             Average
                          Exercise  Contractual           Exercise
   Price Range    Shares     Price     Life       Shares     Price
 ---------------- ------  --------- -----------  -------- ---------
  Under $20.00       8.5    $12.00   2.56 years      7.0     $11.17
  $20.00 - $40.00   16.9    $29.54   4.30 years      8.5     $27.68
  Over $40.00        5.1    $55.26   6.39 years      0.2     $51.76


8.   Balance sheet accounts

     Property, plant and equipment consisted of the following (in millions):

                                               December 31,
                                           1996         1995
                                         --------     --------
   Land................................  $   62.6     $   59.1
   Buildings...........................     425.5        404.5
   Manufacturing equipment.............      63.0         59.2
   Laboratory equipment................     174.9        148.9
   Furniture and office equipment......     266.2        200.4
   Leasehold improvements..............      56.5         55.7
   Construction in progress............     252.5        105.6
                                         --------     --------
                                          1,301.2      1,033.4
   Less accumulated depreciation and
     amortization .....................    (390.7)      (289.6)
                                         --------     --------
                                         $  910.5     $  743.8
                                         ========     ========

     Accrued liabilities consisted of the following (in millions):

                                               December 31,

                                            1996         1995
                                          --------     --------
   Income taxes........................    $ 86.8       $124.4
   Employee compensation and benefits..      83.4         70.8
   Due to affiliated companies and
     corporate partners ...............      79.8         76.0
   Sales incentives, royalties and
     allowances .......................      79.7         65.5
   Deferred revenue....................      41.4         39.2
   Other...............................      78.6         83.8
                                           ------       ------
                                           $449.7       $459.7
                                           ======       ======


9.   Fair values of financial instruments

     The following is information concerning the fair values of each class of financial instruments:

  Cash, cash equivalents and marketable securities

     The carrying amounts of cash, cash equivalents and marketable securities approximate their fair values. Fair values of cash equivalents and marketable securities are based on quoted market prices.

  Debt

     The carrying values of commercial paper, debt securities and promissory notes approximate their fair values. The fair values were estimated based on quoted market rates for instruments with similar terms and remaining maturities.

  Foreign currency contracts

     The fair values of the foreign currency forward contracts and purchased foreign currency option contracts were not significant based on quoted market rates.


10.  Major customers

     Amgen uses wholesale distributors of pharmaceutical products as the principal means of distributing the Company's products to clinics, hospitals and pharmacies. The Company monitors the financial condition of its larger distributors and limits its credit exposure by setting appropriate credit limits and requiring collateral from certain of its customers. For the years ended December 31, 1996, 1995 and 1994, sales to two large wholesale distributors as a percentage of total revenues were 24% and 14%, 21% and 15%, and 22% and 16%, respectively.

11.  Geographic information

     Information about the Company's operations in the United States and its possessions, Europe, and other international markets, which include Canada, Australia and Japan is as follows (in millions):

                                        Years ended December 31,
                                     1996         1995        1994
                                  ----------  ----------   ----------
Sales to unaffiliated customers:
 United States and possessions .  $1,803.5     $1,546.1    $1,333.8
 Europe ........................     257.6        254.7       193.0
 Other .........................      27.1         17.8        22.8
Transfers between geographic
 areas:
  United States and possessions.      24.5         12.6        15.7
Other revenue ..................     151.6        121.3        98.3
Adjustments and eliminations ...     (24.5)       (12.6)      (15.7)
                                  --------     --------    --------
Total revenues .................  $2,239.8     $1,939.9    $1,647.9
                                  ========     ========    ========


                                        Years ended December 31,
                                     1996         1995        1994
                                  ----------   --------     --------
Operating profit (loss):
 United States and possessions .  $  980.0       $801.7      $624.0
 Europe ........................      71.4         75.7        50.3
 Other .........................     (34.8)       (33.1)      (25.6)
Adjustments and eliminations ...      (5.7)        (1.7)       (2.8)
                                  --------       ------      ------
Total operating profit .........   1,010.9        842.6       645.9
Interest and other income, net .      57.4         50.8         9.5
Loss of affiliates, net ........     (52.8)       (53.3)      (31.2)
General corporate expenses .....     (53.2)       (45.7)      (35.9)
                                  --------       ------      ------
Income before income taxes .....  $  962.3       $794.4      $588.3
                                  ========       ======      ======

     Operating profit (loss) represents revenue less operating expenses directly related to each geographic area. Operating profit
(loss) excludes interest and other income, loss of affiliates, net and other expenses attributable to general corporate operations.

     Included in the operating profit for the United States and its possessions is a write-off of in-process technology purchased of
$116.4 million for the year ended December 31, 1994. Loss of affiliates, net includes the minority interest in earnings of majority controlled European affiliates of $55.3 million,
$50.7 million and $30.9 million for the years ended December 31, 1996, 1995 and 1994, respectively.

     Information about the Company's identifiable assets in each geographic area is as follows (in millions):

                                               December 31,
                                             1996         1995
                                         ----------   ----------
   Identifiable assets:
     United States and possessions ....   $1,127.0     $  964.0
     Europe ...........................      123.5         70.5
     Other ............................       23.1         16.3
   Adjustments and eliminations .......       (6.2)         1.7
                                          --------     --------
   Total identifiable assets ..........    1,267.4      1,052.5
   Corporate assets including equity
     method investments ...............    1,498.2      1,380.3
                                          --------     --------
   Total assets .......................   $2,765.6     $2,432.8
                                          ========     ========

     Identifiable assets are those assets of the Company that are identified with the operations in each geographic area. Europe's identifiable assets include accounts receivable of approximately $44.2 million and $54.7 million as of December 31, 1996 and 1995, respectively, denominated in foreign currencies. Corporate assets, which are excluded from identifiable assets, are principally comprised of cash, cash equivalents and marketable securities. At December 31, 1996 and 1995, total international assets approximated $207.3 million and $124.6 million, respectively, and total international liabilities approximated $68.1 million and $22.2 million, respectively.


12. Quarterly financial data (unaudited, in millions, except per share data):

1996 Quarter Ended   Dec. 31      Sept. 30      June 30       Mar. 31
------------------   -------      --------      -------       -------
Product sales.......  $559.1       $533.3        $518.9        $476.9
Gross margin from
  product sales ....   484.2        460.2         450.6         410.0
Net income..........   178.0        179.5         178.7         143.6
Earnings per
  share:
  Primary ..........     .64          .64           .64           .51
  Fully diluted ....     .64          .64           .64           .51

1995 Quarter Ended   Dec. 31      Sept. 30      June 30       Mar. 31
------------------   -------      --------      -------       -------
Product sales.......  $484.2       $460.6        $462.6        $411.2
Gross margin from
  product sales ....   418.4        396.5         386.2         344.6
Net income..........   145.6        145.8         137.7         108.6
Earnings per
  share:
  Primary ..........     .52          .52           .49           .39
  Fully diluted ....     .51          .51           .49           .39

13.  Subsequent event (unaudited)

     On February 18, 1997, the Board of Directors of the Company redeemed the Rights under the Company's common stock rights plan at a redemption price of $.0008 per Right (or an aggregate price of approximately $0.2 million) and declared and distributed a dividend of one preferred share purchase right (a "New Right") for each then outstanding share of common stock of the Company and authorized the distribution of one New Right with respect to each subsequently issued share of common stock. The New Rights and the redemption price are payable to stockholders of record on March 21, 1997.

     Each New Right will entitle stockholders to buy one one-thousandth of a share of Series A Junior Participating Preferred Stock of the Company at an exercise price of $225. The New Rights will expire on March 21, 2007.

     Under certain circumstances, if an acquiring person or group acquires 10% or more of the Company's outstanding common stock, an exercisable New Right will entitle its holder (other than the acquirer) to buy shares of common stock of the Company having a market value of two times the exercise price of one New Right. However, in limited circumstances approved by the outside directors of the Board, a stockholder who enters into an acceptable standstill agreement may acquire up to 20% of the outstanding shares without triggering the New Rights. If an acquirer acquires at least 10%, but less than 50%, of the Company's common stock, the Board may exchange each New Right (other than those of the acquirer) for one share of common stock per New Right. In addition, under certain circumstances, if the Company is involved in a merger or other business combination where it is not the surviving corporation, an exercisable New Right will entitle its holder to buy shares of common stock of the acquiring company having a market value of two times the exercise price of one New Right. The Company may redeem the New Rights at $.001 per New Right at any time prior to the public announcement that a 10% position has been acquired.

                                                          SCHEDULE II
                             AMGEN INC.

                         VALUATION ACCOUNTS

            Years ended December 31, 1996, 1995 and 1994
                           (In  millions)


                                         Additions
                               Balance    Charged            Balance
                                  at     to Costs             at End
                              Beginning     and                 of
                              Of Period  Expenses Deductions  Period
                              ---------  -------- ---------- -------
Year ended December 31, 1996:
  Allowance for doubtful
    accounts ................   $13.8       $2.9     $4.9     $11.8

Year ended December 31, 1995:
  Allowance for doubtful
    accounts ................   $13.3       $5.4     $4.9     $13.8

Year ended December 31, 1994:
  Allowance for doubtful
    accounts ................   $12.2       $1.5     $0.4     $13.3