Form 10-Q
period 1997-03-31
AMGEN INC
filed 1997-05-14
CIK 318154

SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON D.C. 20549

                                      FORM 10-Q



        (Mark One)
        [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 1997

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

        As of March 31, 1997, the registrant had 264,872,827 shares of Common Stock, $.0001 par value, outstanding.

                                     AMGEN INC.

                                        INDEX


                                                                 Page No.

        PART I    FINANCIAL INFORMATION

                  Item 1.Financial Statements .......................3

                    Condensed Consolidated Statements of
                    Operations - three months
                    ended March 31, 1997 and 1996 ...................4

                    Condensed Consolidated Balance Sheets -
                    March 31, 1997 and December 31, 1996 ............5

                    Condensed Consolidated Statements of
                    Cash Flows - three months
                    ended March 31, 1997 and 1996 ...............6 - 7

                    Notes to Condensed Consolidated Financial
                    Statements ......................................8

                  Item 2.Management's Discussion and Analysis
                         of Financial Condition and Results of
                         Operations ................................15


        PART II   OTHER INFORMATION

                  Item 1.Legal Proceedings .........................20

                  Item 5.Other Information .........................22

                  Item 6.Exhibits and Reports on Form 8-K ..........22

                  Signatures........................................23

                  Index to Exhibits.................................24

                          PART I - FINANCIAL INFORMATION


        Item 1.   Financial Statements

             The information in this report for the three months ended March 31, 1997 and 1996 is unaudited but includes all adjustments (consisting only of normal recurring accruals) which Amgen Inc. ("Amgen" or the "Company") considers necessary for a fair presentation of the results of operations for those periods.

             The condensed consolidated financial statements should be read in conjunction with the Company's financial statements and the notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

             Interim results are not necessarily indicative of results for the full fiscal year.

                                     AMGEN INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                        (In millions, except per share data)
                                     (Unaudited)

                                                   Three Months Ended
                                                       March 31,
                                                   1997        1996
                                                  -------     -------
             Revenues:
              Product sales ....................  $536.0      $476.9
              Corporate partner revenues .......    27.4        21.8
              Royalty income ...................    12.1         9.2
                                                  ------      ------
                  Total revenues ...............   575.5       507.9
                                                  ------      ------
             Operating expenses:
              Cost of sales ....................    72.0        66.9
              Research and development .........   147.7       130.6
              Marketing and selling ............    68.1        67.6
              General and administrative .......    44.4        39.2
              Loss of affiliates, net ..........     8.5        13.3
                                                  ------      ------
                  Total operating expenses .....   340.7       317.6
                                                  ------      ------

             Operating income ..................   234.8       190.3
                                                  ------      ------
             Other income (expense):
              Interest and other income ........    15.9        19.0
              Interest expense, net ............    (0.3)       (2.3)
                                                  ------      ------
                  Total other income (expense) .    15.6        16.7
                                                  ------      ------

             Income before income taxes ........   250.4       207.0

             Provision for income taxes ........    70.1        63.4
                                                  ------      ------
             Net income ........................  $180.3      $143.6
                                                  ======      ======

             Earnings per share:
              Primary earnings per share .......   $0.65       $0.51
              Fully diluted earnings per share .   $0.65       $0.51

             Shares used in calculation of:
              Primary earnings per share .......   278.1       283.6
              Fully diluted earnings per share .   278.1       283.6


                               See accompanying notes.

                                     AMGEN INC.

                        CONDENSED CONSOLIDATED BALANCE SHEETS

                        (In millions, except per share data)
                                     (Unaudited)

                                                    March 31,  December 31,
                                                      1997        1996
                                                    ---------  -----------
                                      ASSETS
        Current assets:
         Cash and cash equivalents ...............  $  264.8    $   169.3
         Marketable securities ...................     779.5        907.7
         Trade receivables, net ..................     206.5        225.4
         Inventories .............................     100.4         97.4
         Other current assets ....................      86.0        102.8
                                                    --------     --------
             Total current assets.................   1,437.2      1,502.6

        Property, plant and equipment at cost, net     981.6        910.5
        Investments in affiliated companies.......     113.0        109.6
        Other assets..............................     241.3        242.9
                                                    --------     --------
                                                    $2,773.1     $2,765.6
                                                    ========     ========

                       LIABILITIES AND STOCKHOLDERS' EQUITY
        Current liabilities:
         Accounts payable ........................  $   76.6     $   75.0
         Accrued liabilities .....................     422.3        449.7
         Current portion of long-term debt .......      40.0        118.2
                                                    --------     --------
             Total current liabilities............     538.9        642.9

        Long-term debt............................      59.0         59.0

        Put warrants..............................     157.4        157.4

        Commitments and contingencies

        Stockholders' equity:
         Common stock, and additional paid-in
             capital; $.0001 par value; 750 shares
             authorized; outstanding - 264.9
             shares in 1997 and 264.7 shares in
             1996.................................   1,059.8      1,026.9
         Retained earnings .......................     958.0        879.4
                                                    --------     --------
             Total stockholders' equity...........   2,017.8      1,906.3
                                                    --------     --------
                                                    $2,773.1     $2,765.6
                                                    ========     ========

                               See accompanying notes.

                                     AMGEN INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                    (In millions)
                                     (Unaudited)

                                                       Three Months Ended
                                                            March 31,
                                                         1997      1996
                                                       -------   -------

           Cash flows from operating activities:
            Net income ............................... $180.3    $143.6
            Depreciation and amortization ............   36.4      27.9
            Loss of affiliates, net ..................    8.5      13.3
            Cash provided by (used in):
             Trade receivables, net ..................   18.9     (13.7)
             Inventories .............................   (3.0)     (1.4)
             Other current assets ....................   16.8       1.0
             Accounts payable ........................    1.6     (22.4)
             Accrued liabilities .....................  (27.4)    (55.0)
                                                       ------    ------
              Net cash provided by operating
                 activities ..........................  232.1      93.3
                                                       ------    ------

           Cash flows from investing activities:
            Purchases of property, plant and
              equipment .............................. (102.5)    (42.5)
            Proceeds from maturities of marketable
              securities .............................  149.3      84.9
            Proceeds from sales of marketable
              securities .............................  184.6     383.5
            Purchases of marketable securities ....... (205.7)   (358.1)
            Increase in investments in affiliated
              companies ..............................      -      (2.0)
            Increase in other assets .................   (3.4)    (17.9)
                                                       ------    ------
              Net cash provided by investing
                  activities .........................   22.3      47.9
                                                       ------    ------

                               See accompanying notes.

                              (Continued on next page)

                                     AMGEN INC.

                                    (In millions)
                                     (Unaudited)

                                                       Three Months Ended
                                                            March 31,
                                                         1997      1996
                                                       -------   -------

           Cash flows from financing activities:
            Decrease in commercial paper ............. $    -    $(69.7)
            Repayment of long-term debt ..............  (78.2)        -
            Net proceeds from issuance of common
              stock upon the exercise of stock
              options ................................   24.3      33.4
            Tax benefits related to stock options ....    8.6       8.6
            Repurchases of common stock .............. (101.7)   (104.5)
            Other ....................................  (11.9)    (13.3)
                                                       ------    ------
              Net cash used in financing activities .. (158.9)   (145.5)
                                                       ------    ------

           Increase (decrease) in cash and cash
             equivalents .............................   95.5      (4.3)

           Cash and cash equivalents at beginning of
             period ..................................  169.3      66.7
                                                       ------    ------
           Cash and cash equivalents at end of period  $264.8    $ 62.4
                                                       ======    ======

                               See accompanying notes.
                                     PAGE 7

                                     AMGEN INC.

                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   March 31, 1997


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

          Inventories

             Inventories are stated at the lower of cost or market. Cost is determined in a manner which approximates the first-in, first-out
        (FIFO) method. Inventories are shown net of applicable reserves and allowances. Inventories consist of the following (in millions):

                                       March 31,     December 31,
                                         1997            1996
                                        ------         -------
                 Raw materials ......   $ 14.2          $15.9
                 Work in process ....     54.7           56.2
                 Finished goods .....     31.5           25.3
                                        ------          -----
                                        $100.4          $97.4
                                        ======          =====

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

             In February 1997, SFAS No. 128, "Earnings Per Share" was issued and is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements, primary and fully diluted earnings per share will be replaced with basic and diluted earnings per share. Basic earnings per share excludes the dilutive effect of stock options and will therefore be higher than primary earnings per share. Basic earnings per share for the three months ended March 31, 1997 and 1996 was $.68 and $.54, respectively. Diluted earnings per share under the new standard is expected to be essentially the same as primary earnings per share amounts calculated under principles currently used.

          Use of estimates

             The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates.

          Basis of presentation

             The financial information for the three months ended March 31, 1997 and 1996 is unaudited but includes all adjustments (consisting only of normal recurring accruals) which the Company considers necessary for a fair presentation of the results of operations for these periods. Interim results are not necessarily indicative of results for the full fiscal year.


        2.   Debt

             During the three months ended March 31, 1997, the Company paid off $78.2 million of maturing debt consisting of $28.2 million of promissory notes and $50 million of debt securities.

             Long-term debt consists of the following (in millions):

                                            March 31,   December 31,
                                              1997          1996
                                            --------      --------
               Promissory notes ..........   $ 40.0        $ 68.2
               Debt securities ...........     59.0         109.0
                                             ------        ------
                                               99.0         177.2
               Less current portion ......    (40.0)       (118.2)
                                             ------        ------
                                             $ 59.0        $ 59.0
                                             ======        ======

             The Company has registered $213 million of unsecured debt securities of which $59 million were outstanding and $100 million were available for issuance at March 31, 1997. The debt securities outstanding at March 31, 1997 bear interest at fixed rates averaging 5.8% and mature in approximately one to six years.

             In April 1997, the Company issued $100 million of debt securities under its shelf registration which bear interest at a fixed rate of 8.1% and mature on April 1, 2097. These securities may be redeemed in whole or in part at the Company's option at any time for a redemption price equal to the greater of the principal amount to be redeemed or the sum of the present values of the principal and remaining interest payments discounted at a determined rate plus, in each case, accrued interest. These securities place limitations on liens and sale/leaseback transactions.

             As of March 31, 1997, $150 million was available under the Company's line of credit for borrowing and to support the Company's commercial paper program. No borrowings on this line of credit were outstanding at March 31, 1997.


        3.   Income taxes

             The provision for income taxes consists of the following (in millions):

                                                       Three Months Ended
                                                           March 31,
                                                         1997      1996
                                                        ------    ------

                 Federal(including U.S. possessions) .  $65.1     $57.3
                 State ...............................    5.0       6.1
                                                        -----     -----
                                                        $70.1     $63.4
                                                        =====     =====

             The decrease in the effective tax rate in the current year is the result of a favorable ruling received in the third quarter of 1996 from the Puerto Rican government with respect to tollgate taxes applicable to earnings in Puerto Rico.


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

             A number of disputes have arisen between Amgen and Johnson & Johnson as to their respective rights and obligations under the various agreements between them, including the agreement granting the license (the "License Agreement"). These disputes have been the subject of arbitration proceedings before Judicial Arbitration and Mediation Services, Inc. in Chicago, Illinois commencing in January 1989. A dispute that has not yet been resolved and is the subject of the current arbitration proceeding relates to the audit methodology currently employed by the Company for Epoetin alfa sales. The Company and Johnson & Johnson are required to compensate each other for Epoetin alfa sales which either party makes into the other party's exclusive market. The Company has established and is employing an audit methodology to assign the proceeds of sales of EPOGEN and PROCRIT in Amgen's and Johnson & Johnson's respective exclusive markets. Based upon this audit methodology, the Company is seeking payment of approximately $12.6 million (excluding interest) from Johnson & Johnson for the period 1991 through 1994. Johnson &

        Johnson has disputed this methodology and is proposing an alternative methodology for adoption by the arbitrator pursuant to which it is seeking payment of approximately $423 million (including interest through December 1996) for the period 1989 through 1994. If as a result of the arbitration proceeding, a methodology different from that currently employed by the Company is instituted to assign the proceeds of sales between the parties, it may yield results that are different from the results of the audit methodology currently employed by the Company. As a result of the arbitration, it is possible that the Company would recognize a different level of EPOGEN sales than is currently being recognized. As a result of the arbitration, the Company may be required to pay additional compensation to Johnson & Johnson for sales during prior periods, or Johnson & Johnson may be required to pay compensation to the Company for such prior period sales. While it is impossible to predict accurately or determine the outcome of these proceedings, based primarily upon the merits of its claims and based upon certain liabilities established due to the inherent uncertainty of any arbitrated result, the Company believes that the outcome of these proceedings will not have a material adverse effect on its financial statements. A trial commenced in March 1996, regarding the audit methodologies and compensation for sales by Johnson & Johnson into Amgen's exclusive market and sales by Amgen into Johnson & Johnson's exclusive market. In December 1996, testimony in the arbitration ended. Final argument before the arbitrator on the parties' respective audit methodologies and claims is scheduled for May 19, 1997, whereafter the matter will be fully briefed and submitted to the arbitrator for decision.

             The Company has filed a demand in the arbitration to terminate Johnson & Johnson's rights under the License Agreement and to recover damages for breach of the License Agreement. A hearing on this demand will be scheduled following the adjudication of the audit methodologies for Epoetin alfa sales.

             On October 2, 1995, Johnson & Johnson filed a demand for a separate arbitration proceeding against the Company before the
        American Arbitration Association ("AAA") in Chicago, Illinois. Johnson & Johnson alleges in this demand that the Company has breached the License Agreement. The demand also includes allegations of various antitrust violations. In this demand, Johnson & Johnson seeks an injunction, declaratory relief, unspecified compensatory damages, punitive damages and costs. On October 27, 1995, the Company filed a complaint in the Circuit Court of Cook County, Illinois, which is now pending in the United States District Court for the Northern District of Illinois, seeking an order compelling Johnson & Johnson to arbitrate the Company's claim for termination before the arbitrator and any related counterclaims asserted in Johnson & Johnson's October 2, 1995 arbitration demand filed with the AAA. The Company is unable to predict at this time the outcome of the demand for termination or when it will be resolved. The Company has filed a motion to stay the AAA arbitration pending the outcome of the existing arbitration proceedings before Judicial Arbitration and Mediation Services, Inc. discussed above. The Company has also filed an answer and counterclaim denying that AAA has jurisdiction to hear or decide the claims stated in the demand, denying the allegations in the demand and counter claiming for certain unpaid invoices.

          Synergen ANTRIL(TM) litigation

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

          FoxMeyer Health Corporation

             On January 10, 1997, FoxMeyer Health Corporation ("FMHC") filed suit (the "FoxMeyer Lawsuit") alleging that defendant McKesson Corporation defrauded FMHC, misused confidential information received from FMHC about subsidiaries of FMHC (FoxMeyer Corporation and FoxMeyer Drug Corporation, collectively the "FoxMeyer Subsidiaries"), and attempted to monopolize the market for pharmaceutical and health care product distribution by attempting to injure or destroy the FoxMeyer Subsidiaries. The Company is named as one of twelve "Manufacturer Defendants" alleged to have conspired with McKesson Corporation in doing, among other things, the above and (i) inducing FMHC to refrain from seeking other suitable purchasers for the FoxMeyer Subsidiaries and (ii) causing FMHC to believe that McKesson Corporation was serious about purchasing FMHC's assets at fair value, when, in fact, McKesson Corporation was not. The Manufacturer Defendants and McKesson Corporation are also alleged to have intentionally and tortiously interfered with a number of business expectancies and opportunities. The complaint seeks from the Manufacturer Defendants and McKesson Corporation compensatory damages of at least $400 million and punitive damages in an unspecified amount, as well as FMHC's costs and attorney's fees. On January 31, 1997, the Company filed an answer denying FMHC's allegations. On February 4, 1997, a notice of removal was filed in the Federal District Court for Dallas, Texas (the "District Court"), which was referred by the District Court to the Federal Bankruptcy Court in

        Dallas, Texas. Subsequently, on February 7, 1997, a motion to transfer venue was filed in the Federal Bankruptcy Court in Dallas, Texas, requesting that this matter be transferred to the Federal
        Bankruptcy Court in Delaware, where the FoxMeyer Subsidiaries' Chapter XI bankruptcy action is pending. The Company is a creditor in such bankruptcy proceeding. On March 18, 1997, the Manufacturer Defendants filed in the Delaware bankruptcy court a motion to intervene in the creditors committee (the "Chapter XI Committee") action that asserted that the Delaware bankruptcy court should enjoin the FoxMeyer Lawsuit. Also on March 18, 1997, the Delaware bankruptcy court converted the FoxMeyer Subsidiaries' Chapter XI bankruptcy action to a liquidation proceeding under Chapter VII. The order converting the FoxMeyer Subsidiaries' bankruptcy to a Chapter VII proceeding also stayed all adversary proceedings and other proceedings filed in the bankruptcy until a permanent trustee is elected. As such, no substantive resolution of the motions filed in the Delaware bankruptcy court is expected until after election of the permanent trustee. Similarly, on April 1, 1997, the Delaware bankruptcy court ordered that the litigants in the FoxMeyer Lawsuit be stayed from any further litigation until election of the permanent trustee. Accordingly, no substantial resolution of any motions currently pending in the FoxMeyer Litigation is expected until after election of the permanent trustee.

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


        5.   Stockholders' equity

             During the three months ended March 31, 1997, the Company repurchased 1.7 million shares of its common stock at a total cost of $101.7 million under its common stock repurchase program. The Board of Directors has authorized the Company to repurchase up to $450 million of shares during 1997. Stock repurchased under the program is retired.


        Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        Liquidity and Capital Resources

             Cash provided by operating activities has been and is expected to continue to be the Company's primary source of funds. During the three months ended March 31, 1997, operations provided $232.1 million of cash compared with $93.3 million during the same period last year. The Company had cash, cash equivalents and marketable securities of $1,044.3 million at March 31, 1997, compared with $1,077 million at December 31, 1996.

             Capital expenditures totaled $102.5 million for the three months ended March 31, 1997, compared with $42.5 million for the same period a year ago. Over the next few years, the Company expects to spend approximately $350 million per year on capital projects and equipment to expand the Company's global operations.

             The Company receives cash from the exercise of employee stock options. During the three months ended March 31, 1997, stock options and their related tax benefits provided $32.9 million of cash compared with $42 million for the same period last year. Proceeds from the exercise of stock options and their related tax benefits will vary from period to period based upon, among other factors, fluctuations in the market value of the Company's stock relative to the exercise price of such options.

             The Company has a stock repurchase program to offset the dilutive effect of its employee benefit stock option and stock purchase plans. During the three months ended March 31, 1997, the Company purchased 1.7 million shares of its common stock at a cost of $101.7 million compared with 1.8 million shares purchased at a cost of $104.5 million during the same period last year. The Company expects to repurchase up to $450 million of its stock under the program in 1997.

             To provide for financial flexibility and increased liquidity, the Company has established several sources of debt financing. The Company had a shelf registration under which it could issue up to $213 million of debt securities. During the three months ended March 31, 1997, $50 million of maturing debt securities under this shelf registration were repaid. The $59 million of debt securities outstanding at March 31, 1997 mature in approximately one to six years. In April 1997, the Company issued the remaining $100 million of debt securities under the shelf registration which bear interest at a fixed rate of 8.1% and mature on April 1, 2097. These debt securities were issued to refinance a portion of debt that has matured or will mature in 1997 (see Note 2 to the Condensed Consolidated Financial Statements). The Company also repaid $28.2 million of promissory notes during the three months ended March 31, 1997. The Company has a commercial paper program which provides for short-term borrowings up to an aggregate face amount of $200 million. As of March 31, 1997, the Company had no outstanding commercial paper. The Company also has a $150 million revolving line of credit. No borrowings on this line of credit were outstanding at March 31, 1997.

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


        Results of Operations

          Product sales

             Product sales increased $59.1 million or 12% for the three months ended March 31, 1997, compared with the same period last year.

             NEUPOGEN(R) (Filgrastim)

             Worldwide NEUPOGEN(R) sales were $244.4 million for the three months ended March 31, 1997, an increase of $11.6 million or 5% over the same period last year. This increase is primarily due to demand growth in domestic and, to a lesser extent, international markets. Unfavorable foreign currency effects reduced worldwide NEUPOGEN(R) sales growth by approximately three percentage points. In addition, tight European governmental budgets have reduced the sales growth rate.

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

             The growth of the colony stimulating factor ("CSF") market in the EU in which NEUPOGEN (R) competes has slowed, and is expected to continue to slow, principally due to governmental budget issues and cost controls in EU countries. Despite these market factors, as well as competition from another granulocyte CSF product, the Company experienced slightly positive NEUPOGEN(R) sales growth, measured in local currencies, in the EU in 1996 and in the current period. Although the Company's CSF market share in the EU has remained relatively constant over the last several quarters, the Company does not expect the competitive intensity to subside in the near future.

             EPOGEN(R) (Epoetin alfa)

             EPOGEN(R) sales were $291.6 million for the three months ended March 31, 1997, an increase of $47.5 million or 19% over the same period last year. This increase is primarily due to a continued
        increase in the U.S. dialysis patient population and the administration of higher doses.

          Cost of sales

             Cost of sales as a percentage of product sales was 13.4% and 14.0% for the three months ended March 31, 1997 and 1996, respectively. In 1997, cost of sales as a percentage of product sales is expected to range from 13%-14% reflecting continuing efficiencies of the Puerto Rican operations.

          Research and development

             During the three months ended March 31, 1997, research and development expenses increased $17.1 million or 13% compared with the same period last year. This increase is primarily due to staff-related expenses for clinical and preclinical activities necessary to support ongoing product development activities. In 1997, annual research and development expenses are expected to increase at a rate exceeding the Company's product sales growth rate. Increases are planned for internal efforts on development of product candidates, for discovery, and for licensing efforts.

          Marketing and selling/General and administrative

             Marketing and selling expenses increased $0.5 million or 1% during the three months ended March 31, 1997 compared with the same period last year. This increase was relatively small because higher staff-related costs and higher outside marketing expenses were substantially offset by lower European marketing expenses resulting from the favorable effects of foreign currency exchange rates and lower expenses related to the Johnson & Johnson arbitration.

             General and administrative expenses increased $5.2 million or 13% during the three months ended March 31, 1997 compared with the same period last year. This increase is primarily due to higher legal and staff-related expenses.

             In 1997, marketing and selling expenses combined with general and administrative expenses are expected to have an aggregate annual growth rate lower than the anticipated annual product sales growth rate due in part to the favorable impact of foreign currency exchange rates on European expenses and reduced expenses related to the Johnson & Johnson arbitration.

          Interest and other income

             Interest and other income decreased $3.1 million or 16% during the three months ended March 31, 1997 compared with the same period last year. This decrease is primarily due to capital gains realized in the prior year period which did not reoccur in the current year period. Interest and other income is expected to fluctuate from period to period primarily due to changes in cash balances and interest rates.

          Income taxes

             The Company's effective tax rate for the three months ended March 31, 1997 was 28.0% compared with 30.6% for the same period last year. The decrease in the tax rate is the result of a favorable ruling received in the third quarter of 1996 from the Puerto Rican government with respect to tollgate taxes applicable to earnings in Puerto Rico.

          Foreign currency transactions

             The Company has a program to manage certain portions of its exposure to fluctuations in foreign currency exchange rates arising from international operations. The Company generally hedges the receivables and payables with foreign currency forward contracts, which typically mature within six months. The Company uses foreign currency option and forward contracts which generally expire within 12 months to hedge certain anticipated future sales and expenses. At March 31, 1997, outstanding foreign currency option and forward contracts totaled $34.6 million and $107.2 million, respectively.

        Financial Outlook

             Worldwide NEUPOGEN(R) (Filgrastim) sales for 1997 are expected to grow at a rate lower than the 1996 growth rate. Future NEUPOGEN(R) sales increases are dependent primarily upon further penetration of existing markets, the timing and nature of additional indications for which the product may be approved and the effects of competitive products. Although not approved or promoted for use in the United States, the Company believes that approximately 15%-20% of its domestic NEUPOGEN(R) sales are from off-label use as a supportive therapy for various AIDS-related treatments. Changes in AIDS therapies, including therapies that may be less myelosuppressive, may affect such sales. NEUPOGEN(R) usage is expected to continue to be affected by cost containment pressures on health care providers worldwide. In addition, international NEUPOGEN(R) sales will continue to be subject to changes in foreign currency exchange rates.

             EPOGEN(R) (Epoetin alfa) sales for  1997 are expected to  remain strong but grow at a rate lower than the 1996 growth rate. The Company anticipates that increases in both the U.S. dialysis patient population and dosing will continue to drive EPOGEN(R) sales. The Company believes that as more dialysis patients' hematocrits reach target levels, the contribution of dosing to sales increases will diminish. Patients receiving treatment for end stage renal disease are covered primarily under medical programs provided by the federal government. Therefore, EPOGEN(R) sales may also be affected by future changes in reimbursement rates or the basis for reimbursement by the federal government. On February 12, 1997, the Health Care Finance Administration ("HCFA") issued an Electronic Program Memorandum to their Fiscal Intermediaries and Carriers (as defined by HCFA) regarding the institution of a ninety day rolling
        hematocrit edit when  hematocrits exceed 36%.   The new  method of
        calculation  is referred  to as  the hematocrit measurement audit
        (HMA).  The HMA allows reimbursement for patients  who  temporarily
        exceed  36%  through  the  averaging   of submitted claims  for  the
        previous  90  days.   The  HMA  eliminates reimbursement for the
        last submitted claim if an average hematocrit of 36.5% is exceeded for the previous 90 days and also eliminates medical justification
        for  hematocrits being kept  over 36%.   Fiscal Intermediaries and
        Carriers must  implement this  change by  July 1, 1997.

             The Company anticipates that total product sales and earnings will grow at double digit rates in 1997, but these growth rates are expected to be lower than 1996 growth rates. Estimates of future product sales and earnings, however, are necessarily speculative in nature and are difficult to predict with accuracy.

             Except for  the  historical information  contained  herein,  the matters discussed herein are by their nature forward-looking. For reasons stated, or for various unanticipated reasons, actual results may differ materially. Amgen operates in a rapidly changing environment that involves a number of risks, some of which are beyond the Company's control. Future operating results and matters which may affect the Company's stock price may be affected by a number of factors, certain of which are discussed elsewhere herein and are discussed in the sections appearing under the heading "Management's

        Discussion and Analysis of Financial Condition and Results of Operations--Factors That May Affect Future Results" in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, which sections are incorporated herein by reference and filed as an exhibit hereto.


        Legal Matters

             The Company is engaged in arbitration proceedings with one of its licensees and various other legal proceedings. For a discussion of these matters, see Note 4 to the Condensed Consolidated Financial Statements.


                             PART II - OTHER INFORMATION

        Item 1.   Legal Proceedings

             The Company is engaged in arbitration proceedings with one of its licensees. For a complete discussion of these matters see Note 4 to the Condensed Consolidated Financial Statements - "Contingencies - Johnson & Johnson arbitrations". Other legal proceedings are also reported in Note 4 to the Condensed Consolidated Financial Statements and in the Company's Form 10-K for the year ended December 31, 1996, with material developments since that report described below. While it is not possible to predict accurately or to determine the eventual outcome of these matters, except with respect to the False Claims Act matter, the Company believes that the outcome of these legal proceedings will not have a material adverse effect on the financial statements of the Company.

          Transkaryotic Therapies and Hoechst litigation

             On April 15, 1997, Amgen filed suit in the United States District Court in Boston Massachusetts against Transkaryotic Therapies Inc. and Hoechst Marion Roussel alleging infringement of several U.S. patents owned by Amgen that claim an erythropoietin product and processes for making erythropoietin. The suit seeks an injunction preventing the defendants from making, importing, using or selling erythropoietin in the U.S.

          Genentech litigation

             On October 16, 1996,  Genentech, Inc. filed  suit in the  United
        States District Court for the Northern District of California seeking an unspecified amount of compensatory damages, treble damages and injunctive relief on its U.S. Patents 4,704,362, 5,221,619 and 4,342,832 (the "`362, `619 and `832 Patents"), relating to vectors for expressing cloned genes and the methods for such expression. Genentech, Inc. alleges that Amgen has infringed its patents by manufacturing and selling NEUPOGEN(R). On December 2, 1996, Amgen was served with this lawsuit. On January 21, 1997, the Company answered the complaint and asserted counterclaims relating to invalidity and non-infringement of the patents-in-suit. On February 10, 1997, Genentech, Inc. served Amgen with a reply to the counterclaim and an additional counterclaim asserting U.S. Patent 5,583,013 (the "`013 Patent"), issued December 10, 1996, seeking relief similar to that sought for the `362, `619 and `832 Patents.
        On March 31, 1997, Amgen answered this pleading and asserted counterclaims relating to invalidity and non-infringement of the `013 Patent.

          FoxMeyer Health Corporation

             On January 10, 1997, FoxMeyer Health Corporation ("FMHC") filed suit (the "FoxMeyer Lawsuit") in the District Court of Dallas County, Dallas, Texas, alleging that defendant McKesson Corporation defrauded FMHC, misused confidential information received from FMHC about subsidiaries of FMHC (FoxMeyer Corporation and FoxMeyer Drug Corporation, collectively the "FoxMeyer Subsidiaries"), and attempted to monopolize the market for pharmaceutical and health care product distribution by attempting to injure or destroy the FoxMeyer Subsidiaries. The Company is named as one of twelve "Manufacturer Defendants" alleged to have conspired with McKesson Corporation in doing, among other things, the above and (i) inducing FMHC to refrain from seeking other suitable purchasers for the FoxMeyer Subsidiaries and (ii) causing FMHC to believe that McKesson Corporation was serious about purchasing FMHC's assets at fair value, when, in fact, McKesson Corporation was not. The Manufacturer Defendants and
        McKesson Corporation are also alleged to have intentionally and tortiously interfered with a number of business expectancies and opportunities. The complaint seeks from the Manufacturer Defendants and McKesson Corporation compensatory damages of at least $400 million and punitive damages in an unspecified amount, as well as FMHC's costs and attorney's fees. On January 31, 1997, the Company filed an answer denying FMHC's allegations. On February 4, 1997, a notice of removal was filed in the Federal District Court for Dallas, Texas (the "District Court"), which was referred by the District Court to the Federal Bankruptcy Court in Dallas, Texas. Subsequently, on February 7, 1997, a motion to transfer venue was filed in the Federal Bankruptcy Court in Dallas, Texas, requesting that this matter be transferred to the Federal Bankruptcy Court in Delaware, where the FoxMeyer Subsidiaries' Chapter XI bankruptcy action is pending. The Company is a creditor in such bankruptcy proceeding. On March 18, 1997, the Manufacturer Defendants filed in the Delaware bankruptcy court a motion to intervene in the creditors committee (the "Chapter XI Committee") action that asserted that the Delaware bankruptcy court should enjoin the FoxMeyer Lawsuit. Also on March 18, 1997, the Delaware bankruptcy court converted the FoxMeyer Subsidiaries' Chapter XI bankruptcy action to a liquidation proceeding under Chapter VII. The order converting the FoxMeyer Subsidiaries' bankruptcy to a Chapter VII proceeding also stayed all adversary proceedings and other proceedings filed in the bankruptcy until a permanent trustee is elected. As such, no substantive resolution of the motions filed in the Delaware bankruptcy court is expected until after election of the permanent trustee. Similarly, on April 1, 1997, the Delaware bankruptcy court ordered that the litigants in the FoxMeyer Lawsuit be stayed from any further litigation until election of the permanent trustee. Accordingly, no substantial resolution of any motions currently pending in the

        FoxMeyer Litigation is expected until after election of the permanent trustee.

          Consensus interferon litigation

             On December 3, 1996, Schering Corporation filed suit in the U.S. District Court for the District of Delaware against the Company alleging infringement of U.S. Patent No. 4,530,901 (the "`901 Patent") by the manufacture and use of the Company's consensus interferon product. The complaint seeks unspecified damages and injunctive relief. The Company filed a motion to dismiss (the "Motion to Dismiss") the action on January 24, 1997. On January 22, 1997, the Company filed an action for declaratory relief in the United States District Court for the Central District of California in Los Angeles naming Biogen Inc. and Schering Corporation as parties. The action seeks a declaration that the `901 Patent is not infringed by the Company's use of Infergen(R) and/or that the `901 Patent is invalid. By agreement between the parties, the Motion to Dismiss was withdrawn and a motion to transfer the case to California was filed on March 10, 1997.


        Item 5.   Other Information

             The Company's 1998 Annual Meeting of Stockholders will be held on May 7, 1998, at 10:30 A.M., PDT, at the Regent Beverly Wilshire, 9500 Wilshire Boulevard, Los Angeles, California, 90212.


        Item 6.   Exhibits and Reports on Form 8-K

             (a)  Reference is made to the Index to Exhibits included herein.

             (b)  Reports on Form 8-K

             The Company filed three Current Reports on Form 8-K each reporting events under Item 5 thereof during the three months ended March 31, 1997. The report filed on February 26, 1997 contains a press release reporting the Company's results of operations for the year ended December 31, 1996 and a discussion of various legal matters involving the Company. The report filed on February 28, 1997 contains information regarding the Company's new Stockholder Rights Plan and redemption of rights under the then existing rights plan. The report filed on March 14, 1997 contains a press release reporting the Company's clinical progress and new research programs and the first supplemental indenture to the indenture providing for issuance of the Company's debt securities.

                                     SIGNATURES


             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             Amgen Inc.
                                             (Registrant)



        Date:     5/12/97                    By:/s/        Robert S. Attiyeh
        ------------------                ------------------------------------
                                                Robert S. Attiyeh
                                                Senior Vice President, Finance
                                                and Corporate Development, and
                                                Chief Financial Officer




        Date:     5/12/97                    By:/s/          Larry A. May
        ------------------                ------------------------------------
                                                Larry A. May
                                                Vice President, Corporate
                                                Controller and Chief
                                                Accounting Officer

                                     AMGEN INC.


                                  INDEX TO EXHIBITS


        Exhibit No.                     Description

         *3.1       Restated Certificate of Incorporation as amended.
          3.2       Amended and Restated Bylaws. (21)
          4.1       Indenture dated January  1, 1992 between the Company  and
                    Citibank N.A., as trustee. (11)
          4.2       Forms of Commercial Paper Master Note Certificates. (14)
          4.3       First Supplement  to Indenture, dated  February 26,  1997
                    between the Company and Citibank N.A., as trustee. (24)
          4.4       Officer's Certificate  pursuant to Sections  2.1 and  2.3
                    of the Indenture, as supplemented, establishing a  series
                    of  securities "8-1/8%  Debentures  due April  1,  2097."
                    (26)
          4.5       8-1/8% Debentures due April 1, 2097. (26)
         *4.6       Form  of stock  certificate  for the  common  stock,  par
                    value $.0001 of the Company.
         10.1       Company's  Amended  and Restated  1991  Equity  Incentive
                    Plan. (25)
         10.2       Company's Amended  and Restated 1984  Stock Option  Plan.
                    (22)
         10.3       Shareholder's Agreement  of Kirin-Amgen, Inc., dated  May
                    11, 1984, between the Company and Kirin Brewery  Company,
                    Limited  (with certain  confidential information  deleted
                    therefrom). (1)
         10.4       Amendment Nos.  1, 2, and 3,  dated March 19, 1985,  July
                    29,  1985 and  December 19,  1985, respectively,  to  the
                    Shareholder's Agreement  of Kirin-Amgen, Inc., dated  May
                    11, 1984  (with certain confidential information  deleted
                    therefrom). (3)
         10.5       Product License Agreement, dated September 30, 1985,  and
                    Technology License  Agreement, dated, September 30,  1985
                    between the Company and Ortho Pharmaceutical  Corporation
                    (with    certain   confidential    information    deleted
                    therefrom). (2)
         10.6       Product License Agreement, dated September 30, 1985,  and
                    Technology License  Agreement, dated  September 30,  1985
                    between  Kirin-Amgen,   Inc.  and  Ortho   Pharmaceutical
                    Corporation   (with  certain   confidential   information
                    deleted therefrom). (3)
         10.7       Company's Amended  and Restated  Employee Stock  Purchase
                    Plan. (22)
         10.8       Research, Development  Technology Disclosure and  License
                    Agreement PPO,  dated January  20, 1986,  by and  between
                    the Company and Kirin Brewery Co., Ltd. (4)
         10.9       Amendment  Nos.   4  and  5,   dated  October  16,   1986
                    (effective July 1, 1986) and December 6, 1986  (effective
                    July  1,   1986),  respectively,   to  the   Shareholders
                    Agreement of Kirin-Amgen,  Inc. dated May 11, 1984  (with
                    certain confidential information deleted therefrom). (5)
         10.10      Assignment  and  License  Agreement,  dated  October  16,
                    1986,  between the  Company and  Kirin-Amgen, Inc.  (with
                    certain confidential information deleted therefrom). (5)
         10.11      G-CSF  European  License Agreement,  dated  December  30,
                    1986,  between Kirin-Amgen,  Inc. and  the Company  (with
                    certain confidential information deleted therefrom). (5)
         10.12      Research  and   Development  Technology  Disclosure   and
                    License Agreement: GM-CSF, dated March 31, 1987,  between
                    Kirin  Brewery Company,  Limited  and the  Company  (with
                    certain confidential information deleted therefrom). (5)
         10.13      Company's  Amended  and Restated  1987  Directors'  Stock
                    Option Plan. (25)
         10.14      Company's Amended  and Restated 1988  Stock Option  Plan.
                    (22)
         10.15      Company's  Amended and  Restated Retirement  and  Savings
                    Plan. (22)
         10.16      Amendment,   dated   June   30,   1988,   to    Research,
                    Development,    Technology   Disclosure    and    License
                    Agreement:  GM-CSF dated  March 31, 1987,  between  Kirin
                    Brewery Company, Limited and the Company. (6)
         10.17      Agreement on G-CSF  in the EU, dated September 26,  1988,
                    between  Amgen  Inc.  and  F.  Hoffmann-La  Roche  &  Co.
                    Limited  Company (with  certain confidential  information
                    deleted therefrom). (8)
         10.18      Supplementary  Agreement to  Agreement dated  January  4,
                    1989 to  Agreement on G-CSF  in the  EU, dated  September
                    26, 1988, between the Company and F. Hoffmann-La Roche  &
                    Co.   Limited   Company,   (with   certain   confidential
                    information deleted therefrom). (8)
         10.19      Agreement on G-CSF  in Certain European Countries,  dated
                    January 1,  1989, between Amgen  Inc. and F.  Hoffmann-La
                    Roche &  Co. Limited Company  (with certain  confidential
                    information deleted therefrom). (8)
         10.20      Rights Agreement, dated  January 24, 1989, between  Amgen
                    Inc.  and  American Stock  Transfer  and  Trust  Company,
                    Rights Agent. (7)
         10.21      First Amendment  to Rights Agreement,  dated January  22,
                    1991, between Amgen Inc. and American Stock Transfer  and
                    Trust Company, Rights Agent. (9)
         10.22      Second  Amendment to  Rights  Agreement, dated  April  2,
                    1991, between Amgen Inc. and American Stock Transfer  and
                    Trust Company, Rights Agent. (10)
         10.23      Agency Agreement, dated November 21, 1991, between  Amgen
                    Manufacturing,  Inc.  and  Citicorp  Financial   Services
                    Corporation. (12)
         10.24      Agency  Agreement,  dated May  21,  1992,  between  Amgen
                    Manufacturing,  Inc.  and  Citicorp  Financial   Services
                    Corporation. (12)
         10.25      Guaranty, dated  July 29, 1992, by  the Company in  favor
                    of Merck Sharp & Dohme Quimica de Puerto Rico, Inc. (13)
         10.26      936  Promissory Note  No. 01,  dated December  11,  1991,
                    issued by Amgen Manufacturing, Inc. (12)
         10.27      936  Promissory Note  No. 02,  dated December  11,  1991,
                    issued by Amgen Manufacturing, Inc. (12)
         10.28      936 Promissory Note No. 001, dated July 29, 1992,  issued
                    by Amgen Manufacturing, Inc. (12)
         10.29      936 Promissory Note No. 002, dated July 29, 1992,  issued
                    by Amgen Manufacturing, Inc. (12)
         10.30      Guaranty,  dated November  21, 1991,  by the  Company  in
                    favor of Citicorp Financial Services Corporation. (12)
         10.31      Partnership  Purchase Agreement,  dated March  12,  1993,
                    between  the  Company,  Amgen  Clinical  Partners,  L.P.,
                    Amgen  Development  Corporation,  the  Class  A   limited
                    partners and the Class B limited partner. (13)
         10.32      Amgen Supplemental  Retirement Plan dated  June 1,  1993.
                    (15)
         10.33      Promissory Note  of Mr. Kevin  W. Sharer,  dated June  4,
                    1993. (15)
         10.34      Promissory Note of  Mr. Larry A. May, dated February  24,
                    1993. (16)
         10.35      Amgen Performance Based Management Incentive Plan. (25)
         10.36      Agreement and  Plan of Merger, dated  as of November  17,
                    1994,  among Amgen  Inc., Amgen  Acquisition  Subsidiary,
                    Inc. and Synergen, Inc. (17)
         10.37      Third  Amendment  to   Rights  Agreement,  dated  as   of
                    February 21, 1995, between Amgen Inc. and American  Stock
                    Transfer Trust and Trust Company (18)
         10.38      Credit Agreement, dated as of June 23, 1995, among  Amgen
                    Inc.,  the  Borrowing  Subsidiaries  named  therein,  the
                    Banks named therein, Swiss Bank Corporation and ABN  AMRO
                    Bank N.V., as Issuing Banks, and Swiss Bank  Corporation,
                    as Administrative Agent. (19)
         10.39      Promissory  Note  of   Mr.  George  A.  Vandeman,   dated
                    December 15, 1995. (20)
         10.40      Promissory  Note  of   Mr.  George  A.  Vandeman,   dated
                    December 15, 1995. (20)
         10.41      Promissory  Note of  Mr.  Stan Benson,  dated  March  19,
                    1996. (20)
         10.42      Amendment No.  1 to  the Company's  Amended and  Restated
                    Retirement and Savings Plan. (22)
         10.43      Amendment Number 5 to the Company's Amended and  Restated
                    Retirement and Savings Plan dated January 1, 1993. (25)
         10.44      Amendment Number 2 to the Company's Amended and  Restated
                    Retirement and Savings Plan dated April 1, 1996. (25)
         10.45      First  Amendment  to   Credit  Agreement,  dated  as   of
                    December 12,  1996,  among  Amgen  Inc.,  the   Borrowing
                    Subsidiaries named  therein, and  Swiss Bank  Corporation
                    as Administrative Agent. (25)
         10.46      Fourth Amendment to Rights Agreement, dated February  18,
                    1997 between Amgen  Inc. and American Stock Transfer  and
                    Trust Company, Rights Agent. (23)
         10.47      Preferred  Share  Rights Agreement,  dated  February  18,
                    1997, between Amgen Inc. and American Stock Transfer  and
                    Trust Company, Rights Agent. (23)
         10.48      Consulting Agreement,  dated November  15, 1996,  between
                    the Company and Daniel Vapnek. (25)
         10.49      Agreement, dated  May 30, 1995,  between the Company  and
                    George A. Vandeman. (25)
        *11         Computation of per share earnings.
        *27         Financial Data Schedule.
        *99         Sections  appearing   under  the  heading   "Management's
                    Discussion  and  Analysis  of  Financial  Condition   and
                    Results  of  Operations-Factors That  May  Affect  Future
                    Results" in the Company's Annual Report on Form 10-K  for
                    the year ended December 31, 1996.
        ----------------

        * Filed herewith.

        (1) Filed as an exhibit to the Annual Report on Form 10-K for the year ended March 31, 1984 on June 26, 1984 and incorporated herein by reference.
        (2) Filed as an exhibit to Quarterly Report on Form 10-Q for the quarter ended September 30, 1985 on November 14, 1985 and incorporated herein by reference.
        (3) Filed as an exhibit to Quarterly Report on Form 10-Q for the quarter ended December 31, 1985 on February 3, 1986 and incorporated herein by reference.
        (4) Filed as an exhibit to Amendment No. 1 to Form S-1 Registration Statement (Registration No. 33-3069) on March 11, 1986 and incorporated herein by reference.
        (5) Filed as an exhibit to the Form 10-K Annual Report for the year ended March 31, 1987 on May 18, 1987 and incorporated herein by reference.
        (6) Filed as an exhibit to Form 8 amending the Quarterly Report on Form 10-Q for the quarter ended June 30, 1988 on August 25, 1988 and incorporated herein by reference.
        (7) Filed as an exhibit to the Form 8-K Current Report dated January 24, 1989 and incorporated herein by reference.
        (8) Filed as an exhibit to the Annual Report on Form 10-K for the year ended March 31, 1989 on June 28, 1989 and incorporated herein by reference.
        (9) Filed as an exhibit to the Form 8-K Current Report dated January 22, 1991 and incorporated herein by reference.
        (10) Filed as an exhibit to the Form 8-K Current Report dated April 12, 1991 and incorporated herein by reference.
        (11) Filed as an exhibit to Form S-3 Registration Statement dated December 19, 1991 and incorporated herein by reference.
        (12) Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1992 on March 30, 1993 and incorporated herein by reference.
        (13) Filed as an exhibit to the Form 8-A dated March 31, 1993 and incorporated herein by reference.
        (14) Filed as an exhibit to the Form 10-Q for the quarter ended March 31, 1993 on May 17, 1993 and incorporated herein by reference.
        (15) Filed as an exhibit to the Form 10-Q for the quarter ended September 30, 1993 on November 12, 1993 and incorporated herein by reference.
        (16) Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1993 on March 25, 1994 and incorporated herein by reference.
        (17) Filed as an exhibit to the Form 8-K Current Report dated November 18, 1994 on December 2, 1994 and incorporated herein by reference.
        (18) Filed as an exhibit to the Form 8-K Current Report dated February 21, 1995 on March 7, 1995 and incorporated herein by reference.
        (19) Filed as an exhibit to the Form 10-Q for the quarter ended June 30, 1995 on August 11, 1995 and incorporated herein by reference.
        (20) Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1995 on March 29, 1996 and incorporated herein by reference.
        (21) Filed as an exhibit to the Form 10-Q for the quarter ended June 30, 1996 on August 12, 1996 and incorporated herein by reference.
        (22) Filed as an exhibit to the Form 10-Q for the quarter ended September 30, 1996 on November 5, 1996 and incorporated herein by reference.
        (23) Filed as an exhibit to the Form 8-K Current Report dated February 18, 1997 on February 28, 1997 and incorporated herein by reference.
        (24) Filed as an exhibit to the Form 8-K Current Report dated March 14, 1997 on March 14, 1997 and incorporated herein by reference.
        (25) Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1996 on March 24, 1997 and incorporated herein by reference.
        (26) Filed as an exhibit to the Form 8-K Current Report dated April 8, 1997 on April 8, 1997 and incorporated herein by reference.