Form 10-Q
period 1997-06-30
AMGEN INC
filed 1997-08-12
CIK 318154

SECURITIES AND EXCHANGE COMMISSION

                        WASHINGTON D.C. 20549

                              FORM 10-Q



(Mark One)
[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended June 30, 1997

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

As of June 30, 1997, the registrant had 265,136,353 shares of Common Stock, $.0001 par value, outstanding.

                             AMGEN INC.

                                INDEX


                                                         Page No.

PART I    FINANCIAL INFORMATION

          Item 1.Financial Statements .......................3

            Condensed Consolidated Statements of
            Operations - three and six months
            ended June 30, 1997 and 1996 ....................4

            Condensed Consolidated Balance Sheets -
            June 30, 1997 and December 31, 1996 .............5

            Condensed Consolidated Statements of
            Cash Flows - six months
            ended June 30, 1997 and 1996 ..................6-7

            Notes to Condensed Consolidated Financial
            Statements ...................................8-16

          Item 2.Management's Discussion and Analysis
                 of Financial Condition and Results of
                 Operations .............................17-23


PART II   OTHER INFORMATION

          Item 1.Legal Proceedings .........................23

          Item 4.Submission of Matters to a Vote of
                 of Security Holders .......................27

          Item 6.Exhibits and Reports on Form 8-K ..........28

          Signatures........................................29

          Index to Exhibits.................................30

                   PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements

     The information in this report for the three and six months ended June 30, 1997 and 1996 is unaudited but includes all adjustments (consisting only of normal recurring accruals) which Amgen Inc. ("Amgen" or the "Company") considers necessary for a fair presentation of the results of operations for those periods.

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

                             AMGEN INC.

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                (In millions, except per share data)
                             (Unaudited)

                              Three Months Ended   Six Months Ended
                                   June 30,            June 30,
                                1997     1996      1997       1996
                              -------- --------  --------   --------
Revenues:
 Product sales ............... $566.7    $518.9   $1,102.7  $  995.8
 Corporate partner revenues ..   40.0      42.0       67.4      63.8
 Royalty income ..............   13.8      10.5       25.9      19.7
                               ------    ------   --------  --------
   Total revenues ............  620.5     571.4    1,196.0   1,079.3
                               ------    ------   --------  --------
Operating expenses:
 Cost of Sales ...............   76.8      68.3      148.8     135.2
 Research and development ....  145.4     123.6      293.1     254.2
 Marketing and selling .......   81.8      78.5      149.9     146.1
 General and administrative ..   43.7      37.8       88.1      77.0
 Loss of affiliates, net .....   12.1      14.9       20.6      28.2
                               ------    ------   --------  --------
   Total operating expenses...  359.8     323.1      700.5     640.7
                               ------    ------   --------  --------
Operating income .............  260.7     248.3      495.5     438.6
                               ------    ------   --------  --------
Other income (expense):
 Interest and other income ...   18.0      12.2       33.9      31.2
 Interest expense, net .......   (0.4)     (1.7)      (0.7)     (4.0)
                               ------    ------   --------  --------
   Total other income
    (expense) ................   17.6      10.5       33.2      27.2
                               ------    ------   --------  --------
Income before income taxes ...  278.3     258.8      528.7     465.8

Provision for income taxes ...   77.8      80.1      147.9     143.5
                               ------    ------   --------  --------
Net income ................... $200.5    $178.7   $  380.8  $  322.3
                               ======    ======   ========  ========
Earnings per share:
 Primary .....................  $0.72     $0.64      $1.37     $1.14
 Fully diluted ...............  $0.72     $0.64      $1.37     $1.14

Shares used in calculation
 of earnings per share:
 Primary .....................  277.5     280.9      277.8     282.2
 Fully diluted ...............  277.5     280.9      277.8     282.2
                       See accompanying notes.

                             AMGEN INC.

                CONDENSED CONSOLIDATED BALANCE SHEETS

                (In millions, except per share data)
                             (Unaudited)
                                             June 30,  December 31,
                                               1997        1996
                                             ---------  -----------
                               ASSETS
Current assets:
 Cash and cash equivalents ...............   $  331.0   $   169.3
 Marketable securities ...................      894.0       907.7
 Trade receivables, net ..................      228.8       225.4
 Inventories .............................      105.6        97.4
 Other current assets ....................       86.2       102.8
                                             --------    --------
     Total current assets.................    1,645.6     1,502.6

Property, plant and equipment at cost, net    1,045.4       910.5
Investments in affiliated companies.......      111.7       109.6
Other assets..............................      240.6       242.9
                                             --------    --------
                                             $3,043.3    $2,765.6
                                             ========    ========

                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable ........................   $   82.6    $   75.0
 Accrued liabilities .....................      440.5       449.7
 Current portion of long-term debt .......       65.0       118.2
                                             --------    --------
     Total current liabilities............      588.1       642.9

Long-term debt............................      134.0        59.0

Put warrants..............................       51.6       157.4

Commitments and contingencies

Stockholders' equity:
 Common stock, and additional paid-in
     capital; $.0001 par value; 750 shares
     authorized; outstanding - 265.1 shares
     in 1997 and 264.7 shares in 1996.....    1,114.5     1,026.9
 Retained earnings .......................    1,155.1       879.4
                                             --------    --------
     Total stockholders' equity...........    2,269.6     1,906.3
                                             --------    --------
                                             $3,043.3    $2,765.6
                                             ========    ========
                       See accompanying notes.

                             AMGEN INC.

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                            (In millions)
                             (Unaudited)
                                                  Six Months Ended
                                                      June 30,
                                                  1997       1996
                                                 ------     ------

Cash flows from operating activities:
 Net income .................................    $380.8      $322.3
 Depreciation and amortization ..............      65.1        54.9
 Loss of affiliates, net ....................      20.6        28.2
 Cash provided by (used in):
  Trade receivables, net ....................      (3.4)        0.5
  Inventories ...............................      (8.2)       (3.0)
  Other current assets ......................      16.6         8.2
  Accounts payable ..........................       7.6        (1.4)
  Accrued liabilities .......................      (9.2)      (14.4)
                                                 ------      ------
    Net cash provided by operating activities     469.9       395.3
                                                 ------      ------

Cash flows from investing activities:
 Purchases of property, plant and equipment .    (195.0)      (92.7)
 Proceeds from maturities of marketable
   securities ...............................     184.3       129.9
 Proceeds from sales of marketable securities     312.4       449.6
 Purchases of marketable securities .........    (483.0)     (393.7)
 Decrease (increase) in investments in
   affiliated companies .....................       3.2        (5.5)
 Increase in other assets ...................      (2.7)      (65.7)
                                                 ------      ------
    Net cash (used in) provided by investing
      activities ............................    (180.8)       21.9
                                                 ------      ------

                       See accompanying notes.

                      (Continued on next page)

                             AMGEN INC.

                            (In millions)
                             (Unaudited)

                                                 Six Months Ended
                                                     June 30,
                                                  1997       1996
                                                 ------     -------

Cash flows from financing activities:
 Repayment of long-term debt ................    $(78.2)    $     -
 Proceeds from issuance of long-term debt ...     100.0           -
 Decrease in commercial paper ...............         -       (69.7)
 Net proceeds from issuance of common
   stock upon the exercise of stock options .      59.0        45.7
 Tax benefits related to stock options ......      28.6        15.8
 Repurchases of common stock ................    (210.9)     (234.8)
 Other ......................................     (25.9)      (26.7)
                                                 ------      ------
   Net cash used in financing activities ....    (127.4)     (269.7)
                                                 ------      ------

Increase in cash and cash equivalents .......     161.7       147.5

Cash and cash equivalents at beginning of
  period ....................................     169.3        66.7
                                                 ------      ------
Cash and cash equivalents at end of period ..    $331.0      $214.2
                                                 ======      ======

                       See accompanying notes.

                             AMGEN INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            June 30, 1997


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

  Inventories

     Inventories are stated at the lower of cost or market. Cost is determined in a manner which approximates the first-in, first-out
(FIFO) method. Inventories are shown net of applicable reserves and allowances. Inventories consist of the following (in millions):

                                June 30,     December 31,
                                 1997            1996
                                ------         -------
         Raw materials ......   $ 14.8          $15.9
         Work in process ....     49.8           56.2
         Finished goods .....     41.0           25.3
                                ------          -----
                                $105.6          $97.4
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

     The Company has the exclusive right to sell Epoetin alfa for dialysis, diagnostics and all non-human uses in the United States. The Company sells Epoetin alfa under the brand name EPOGEN(R). Amgen has granted to Ortho Pharmaceutical Corporation, a subsidiary of Johnson & Johnson ("Johnson & Johnson"), a license relating to Epoetin alfa for sales in the United States for all human uses except dialysis and diagnostics. Pursuant to this license, Amgen does not recognize product sales it makes into the exclusive market of Johnson & Johnson and does recognize the product sales made by Johnson & Johnson into Amgen's exclusive market. These sales amounts, and adjustments thereto, are derived from Company shipments and from third-party data on shipments to end users and their usage (see Note 4, "Contingencies - Johnson & Johnson arbitrations").

  Foreign currency transactions

     The Company has a program to manage foreign currency risk. As part of this program, it has purchased foreign currency option and forward contracts to hedge against possible reductions in values of certain anticipated foreign currency cash flows generally over the next 12 months, primarily resulting from its sales in Europe. At
June 30, 1997, the Company had option and forward contracts to exchange foreign currencies for U.S. dollars of $24.8 million and $22.8 million, respectively, all having maturities of seven months or less. The option contracts, which have only nominal intrinsic value at the time of purchase, are designated and effective as hedges of anticipated foreign currency transactions for financial reporting purposes, and accordingly, the net gains on such contracts are deferred and will  be recognized  in the  same period  as the  hedged transactions. The forward contracts do not qualify as hedges for financial reporting purposes, and accordingly, are marked-to-market. Net gains on option contracts (including option contracts for hedged transactions whose occurrence are no longer probable) and changes in market values of forward contracts are reflected in interest and other income. The deferred premiums on option contracts and fair values of forward contracts are included in other current assets.

     The Company has additional foreign currency forward contracts to hedge exposures to foreign currency fluctuations of certain receivables and payables denominated in foreign currencies. At June 30, 1997, the Company had forward contracts to exchange foreign currencies, primarily Swiss francs, for U.S. dollars of $54.6 million, all having maturities of six months or less. These contracts are designated and effective as hedges, and accordingly, gains and losses on these forward contracts are recognized in the same period the offsetting gains and losses of hedged assets and liabilities are realized and recognized. The fair values of the forward contracts are included in the corresponding captions of the hedged assets and liabilities. Gains and losses on forward contracts, to the extent they differ in amount from the hedged receivables and payables, are included in interest and other income.

  Income taxes

     Income taxes are accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109 (Note 3).

  Stock option and purchase plans

     The Company's stock options and purchase plans are accounted for under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees".

  Earnings per share

     Primary and fully diluted earnings per share are based upon the weighted average number of common shares and dilutive common stock equivalents during the period in which they were outstanding. Common stock equivalents are outstanding options under the Company's stock option plans which are included in the earnings per share computation under the treasury stock method. Put warrants on the Company's common stock may also be dilutive and included in earnings per share under the reverse treasury stock method.

     In February 1997, SFAS No. 128, "Earnings Per Share" was issued and is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements, primary and fully diluted earnings per share will be replaced with basic and diluted earnings per share. Basic earnings per share excludes the dilutive effect of stock options and will therefore be higher than primary earnings per share. Basic earnings per share for the three and six months ended June 30, 1997 were $.76 and $1.44, respectively. Basic earnings per share for the three and six months ended June 30, 1996 were $.67 and $1.21, respectively. Diluted earnings per share under the new standard is expected to be essentially the same as primary earnings per share amounts calculated under principles currently used.

  Use of estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates.

  Basis of presentation

     The financial information for the three and six months ended June 30, 1997 and 1996 is unaudited but includes all adjustments (consisting only of normal recurring accruals) which the Company considers necessary for a fair presentation of the results of operations for these periods. Interim results are not necessarily indicative of results for the full fiscal year.


2.   Debt

     During the first quarter of 1997, the Company paid off $78.2 million of maturing debt consisting of $28.2 million of promissory notes and $50 million of debt securities.

     Long-term debt consists of the following (in millions):

                                    June 30,    December 31,
                                      1997          1996
                                    --------      --------
       Promissory notes ..........   $ 40.0        $ 68.2
       Debt securities ...........    159.0         109.0
                                     ------        ------
                                      199.0         177.2
       Less current portion ......    (65.0)       (118.2)
                                     ------        ------
                                     $134.0        $ 59.0
                                     ======        ======

     The Company has registered $213 million of unsecured debt securities of which $159 million were outstanding and none were available for issuance at June 30, 1997. At June 30, 1997, $59 million of these debt securities then outstanding bear interest at fixed rates averaging 5.8% and mature in approximately one to six years.

     In April 1997, the Company issued the remaining $100 million of debt securities under its shelf registration which bear interest at a fixed rate of 8.1% and mature on April 1, 2097. These securities may be redeemed in whole or in part at the Company's option at any time for a redemption price equal to the greater of the principal amount to be redeemed or the sum of the present values of the principal and remaining interest payments discounted at a determined rate plus, in each case, accrued interest. These securities place limitations on liens and sale/leaseback transactions.

     As of June 30, 1997, $150 million was available under the Company's line of credit for borrowing and to support the Company's commercial paper program. No borrowings on this line of credit were outstanding at June 30, 1997.


3.   Income taxes

     The provision for income taxes consists of the following (in millions):

                            Three Months Ended     Six Months Ended
                                 June 30,              June 30,
                             1997       1996         1997     1996
                            ------     ------      ------    ------
     Federal(including
       U.S. possessions)... $72.3       $72.8      $137.4    $130.1
     State ................   5.5         7.3        10.5      13.4
                            -----       -----      ------    ------
                            $77.8       $80.1      $147.9    $143.5
                            =====       =====      ======    ======

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

     A number of disputes have arisen between Amgen and Johnson & Johnson as to their respective rights and obligations under the various agreements between them, including the agreement granting the license (the "License Agreement"). These disputes have been the subject of arbitration proceedings before Judicial Arbitration and Mediation Services, Inc. in Chicago, Illinois commencing in January 1989. A dispute that has not yet been resolved and is the subject of the current arbitration proceeding relates to the audit methodology currently employed by the Company for Epoetin alfa sales. The Company and Johnson & Johnson are required to compensate each other for Epoetin alfa sales which either party makes into the other party's exclusive market. The Company has established and is employing an audit methodology to assign the proceeds of sales of EPOGEN(R) and PROCRIT in Amgen's and Johnson & Johnson's respective exclusive markets. Based upon this audit methodology, the Company is seeking payment of approximately $12.6 million (excluding interest) from Johnson & Johnson for the period 1991 through 1994. Johnson & Johnson has disputed this methodology and is proposing an alternative methodology for adoption by the arbitrator pursuant to which it is seeking payment of approximately $423 million (including interest through December 1996) for the period 1989 through 1994. If as a result of the arbitration proceeding, a methodology different from that currently employed by the Company is instituted to assign the proceeds of sales between the parties, it may yield results that are different from the results of the audit methodology currently employed by the Company. As a result of the arbitration, it is possible that the Company would recognize a different level of EPOGEN(R) sales than is currently being recognized. As a result of the arbitration, the Company may be required to pay additional compensation to Johnson & Johnson for sales during prior periods, or Johnson & Johnson may be required to pay compensation to the Company for such prior period sales. While it is impossible to predict accurately or determine the outcome of these proceedings, based primarily upon the merits of its claims and based upon certain liabilities established due to the inherent uncertainty of any arbitrated result, the Company believes that the outcome of these proceedings will not have a material adverse effect on its financial statements. A trial commenced in March 1996, regarding the audit methodologies and compensation for sales by Johnson & Johnson into Amgen's exclusive market and sales by Amgen into Johnson & Johnson's exclusive market. In December 1996, testimony in the arbitration ended. Final argument before the arbitrator on the parties' respective audit methodologies and claims occurred on May 19, 1997, whereafter the matter was fully briefed and submitted to the arbitrator for decision.

     The Company has filed a demand in the arbitration to terminate Johnson & Johnson's rights under the License Agreement and to recover damages for breach of the License Agreement. Johnson & Johnson disputes Arbitrator McGarr's jurisdiction to decide the Company's demand. A hearing before Arbitrator McGarr on the Company's demand will be scheduled following his adjudication of the audit methodologies for Epoetin alfa sales.

     On October 2, 1995, Johnson & Johnson filed a demand for a separate arbitration proceeding against the Company before the
American Arbitration Association ("AAA") in Chicago, Illinois. Johnson & Johnson alleges in this demand that the Company has breached the License Agreement. The demand also includes allegations of various antitrust violations. In this demand, Johnson & Johnson seeks an injunction, declaratory relief, unspecified compensatory damages, punitive damages and costs. On October 27, 1995, the Company filed a complaint in the Circuit Court of Cook County, Illinois seeking an order compelling Johnson & Johnson to arbitrate the Company's claim for termination before Arbitrator McGarr as well as all related counterclaims asserted in Johnson & Johnson's October 2, 1995 AAA arbitration demand. The Company is unable to predict at this time the outcome of the demand for termination or when it will be resolved. The Company has filed a motion to stay the AAA arbitration pending the outcome of the existing arbitration proceedings before Judicial Arbitration and Mediation Services, Inc. discussed above. The Company has also filed an answer and counterclaim denying that AAA has jurisdiction to hear or decide the claims stated in the demand, denying the allegations in the demand and counter claiming for certain unpaid invoices.

     On June 5, 1997, Ortho Biotech, Inc., a Johnson & Johnson affiliate, filed a demand for arbitration against Kirin-Amgen, Inc. ("Kirin-Amgen"), before the American Arbitration Association ("AAA").

The demand alleges that Amgen's novel erythropoiesis stimulating protein ("NESP") is covered by a license granted by Kirin-Amgen to Ortho Pharmaceutical Corporation in 1985 for the development, manufacture and sale of Epoetin alfa in certain territories outside the United States, Japan and China. In 1996 Kirin-Amgen acquired exclusive worldwide rights in NESP from Amgen. Kirin-Amgen, in turn, transferred certain rights in NESP to Kirin and certain rights to Amgen. Ortho Biotech alleges that Ortho Pharmaceutical's 1985 license agreement with Kirin-Amgen effectively grants Ortho Biotech the same right to develop, manufacture and sell NESP as Kirin-Amgen previously granted to Ortho Pharmaceutical in 1985 for the development, manufacture and sale of Epoetin alfa. On June 20, 1997 Kirin-Amgen initiated suit in the Circuit Court of Cook County, Illinois seeking a judicial determination of Ortho Biotech's standing to seek arbitration of claims under Kirin-Amgen's 1985 license agreement with Ortho Pharmaceutical. At the same time, Kirin-Amgen filed a motion with AAA to dismiss or stay the arbitration pending judicial resolution of Ortho Biotech's standing to arbitrate claims under Kirin-Amgen's license agreement with Ortho Pharmaceutical.

  Synergen ANTRIL(TM) litigation

     Lawsuits have been filed against the Company's wholly-owned subsidiary, Amgen Boulder Inc. (formerly Synergen, Inc.), alleging misrepresentations in connection with Synergen's research and development of ANTRIL(TM) for the treatment of sepsis. One suit, filed by a limited partner of the partnership with which Amgen Boulder Inc. is affiliated, has been certified as a class action. That suit seeks rescission of certain payments made by the limited partners to the partnership (or unspecified damages not less than $52 million) and treble damages based on a variety of allegations relating to state and federal law claims. The plaintiffs in that suit also have filed a second amended complaint alleging violations of federal securities laws. In August and September 1996, the parties filed cross-motions for summary judgement. The Court heard argument on November 1, 1996. Since then, the parties' representatives have reached a tentative settlement agreement which is subject to final approval by the Court and the approval of the limited partners of the partnership. Under its terms, the plaintiffs, who include present limited partners of the partnership, will receive $14.5 million in exchange for the transfer of ownership of their units; the suit will be dismissed with prejudice and the parties will exchange mutual releases. In a separate matter, on June 13, 1997, the parties in the matter Susquehanna Investment Group, et al. v. Amgen Boulder, Inc., et al., agreed to a settlement in that matter in which Amgen Boulder, Inc. agreed to pay $1 million in exchange for dismissal of the suit. On July 23, 1997, the lawsuit was dismissed with prejudice.

  FoxMeyer Health Corporation

     On January 10, 1997, FoxMeyer Health Corporation, now known as Avatex Corporation ("Avatex"), filed suit (the "FoxMeyer Lawsuit") in the District Court of Dallas County, Dallas, Texas, alleging that defendant McKesson Corporation ("McKesson") defrauded Avatex, misused confidential information received from Avatex about subsidiaries of Avatex (FoxMeyer Corporation and FoxMeyer Drug Corporation, collectively the "FoxMeyer Subsidiaries"), and attempted to monopolize the market for pharmaceutical and health care product distribution by attempting to injure or destroy the FoxMeyer Subsidiaries. The Company is named as one of twelve "Manufacturer Defendants" alleged to have conspired with McKesson Corporation in doing, among other things, the above and (i) inducing Avatex to refrain from seeking other suitable purchasers for the FoxMeyer
Subsidiaries and (ii) causing Avatex to believe that McKesson was serious about purchasing Avatex's assets at fair value, when, in fact, McKesson was not. The Manufacturer Defendants and McKesson are also alleged to have intentionally and tortiously interfered with a number of business expectancies and opportunities. The complaint seeks from the Manufacturer Defendants and McKesson compensatory damages of at least $400 million and punitive damages in an unspecified amount, as well as Avatex's costs and attorney's fees. On January 31, 1997, the Company filed an answer denying Avatex's allegations. On February 4, 1997, a Notice of Removal was filed in the Federal District Court for Dallas, Texas (the "District Court"), which was referred by the District Court to the Federal Bankruptcy Court in Dallas, Texas (the "Texas Bankruptcy Court"). Subsequently, on February 7, 1997, a Motion to Transfer Venue was filed in the Texas Bankruptcy Court requesting that this matter be transferred to the Federal Bankruptcy Court in Delaware (the "Delaware Bankruptcy Court"), where the FoxMeyer Subsidiaries' Chapter 7 bankruptcy action is pending. The Company is a creditor in such bankruptcy proceeding. Avatex had moved to remand the case to state court. On March 18, 1997, the Manufacturer Defendants filed in the Delaware Bankruptcy Court a Motion to Intervene in the creditors' committee (the "Chapter 11 Committee") action that asserted that the Delaware Bankruptcy Court should enjoin the FoxMeyer Lawsuit. Also on March 18, 1997, the Delaware Bankruptcy Court converted the FoxMeyer Subsidiaries' Chapter 11 bankruptcy action to a liquidation proceeding under Chapter 7. The order converting the FoxMeyer Subsidiaries' bankruptcy to a Chapter 7 proceeding also stayed all adversary proceedings and other proceedings filed in the bankruptcy until a permanent trustee was elected. As of August 1, 1997, although the issues are fully briefed, no ruling has been made by the Dallas Bankruptcy Court with respect to either the Motion to Transfer Venue to the Delaware Bankruptcy Court or the Avatex Motion to Remand to state court. The trustee has moved to intervene as plaintiff in the Dallas Bankruptcy Court action, has filed a memorandum supporting transfer and has also filed a memorandum opposing remand or abstention. McKesson has intervened in the Delaware Bankruptcy Court action to enjoin the Avatex lawsuit and has moved for partial summary judgment in that proceeding, asserting that Avatex is not the owner of the alleged causes of action. The Manufacturer Defendants have also intervened in that Delaware Bankruptcy Court action and have joined in McKesson's summary judgment motion. The trustee has substituted for the Chapter 11 Committee as the plaintiff in that action and has also filed its motion for partial summary judgment also asserting that Avatex does not own the causes of action. Avatex has moved to file its response to McKesson's motion for partial summary judgment under seal by reason of various deposition materials originally taken pursuant to a confidentiality order which materials are being utilized in connection with the partial summary judgment. McKesson has objected. Avatex has filed its answer and affirmative defenses to the McKesson complaint for injunction. To date, no discovery has occurred in either the Dallas Bankruptcy Court adversary proceedings or the Delaware Bankruptcy Court adversary proceeding for injunction. There are no pleadings yet on file by either the trustee, McKesson or the Manufacturer Defendants concerning the issue whether McKesson owns the alleged causes of action rather than the Chapter 7 trustee.


     While it is not possible to predict accurately or determine the eventual outcome of the above described legal matters or various other legal proceedings (including patent disputes) involving Amgen, the Company believes that the outcome of these proceedings will not have a material adverse effect on its financial statements.

5.   Stockholders' equity

     During the six months ended June 30, 1997, the Company repurchased 3.5 million shares of its common stock at a total cost of $210.9 million under its common stock repurchase program. The Board of Directors has authorized the Company to repurchase up to $450 million of shares during 1997. Stock repurchased under the program is retired.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

     Cash provided by operating activities has been and is expected to continue to be the Company's primary source of funds. During the six months ended June 30, 1997, operations provided $469.9 million of cash compared with $395.3 million during the same period last year. The Company had cash, cash equivalents and marketable securities of $1,225 million at June 30, 1997, compared with $1,077 million at December 31, 1996.

     Capital expenditures totaled $195 million for the six months ended June 30, 1997, compared with $92.7 million for the same period a year ago. The Company anticipates spending approximately $350 million to $400 million on capital projects and equipment to expand the Company's global operations in 1997. Thereafter over the next few years, capital expenditures are expected to average approximately $350 million per year.

     The Company receives cash from the exercise of employee stock options. During the six months ended June 30, 1997, stock options and their related tax benefits provided $87.6 million of cash compared with $61.5 million for the same period last year. Proceeds from the exercise of stock options and their related tax benefits will vary from period to period based upon, among other factors, fluctuations in the market value of the Company's stock relative to the exercise price of such options.

     The Company has a stock repurchase program to offset the dilutive effect of its employee stock option and stock purchase plans. During the six months ended June 30, 1997, the Company purchased 3.5 million shares of its common stock at a cost of $210.9 million compared with 4 million shares purchased at a cost of $234.8 million during the same period last year. The Company expects to repurchase up to $450 million of its stock under the program in 1997.

     During the six months ended June 30, 1997, the Company repaid $50 million of debt securities that had been issued under the Company's former shelf registration statement (the "Shelf"). At June 30, 1997, an aggregate of $159 million was issued and outstanding under the Shelf, with no additional issuances remaining under the Shelf. Of these debt securities outstanding under the Shelf, $59 million bear interest at fixed rates averaging 5.8% and mature in approximately one to six years. In April 1997, the Company issued $100 million of debt securities under the Shelf which bear interest at a fixed rate of 8.1% and mature on April 1, 2097. These debt securities were issued to refinance a portion of debt that has matured or will mature in 1997 (see Note 2 to the Condensed Consolidated Financial Statements). The Company also repaid $28.2 million of promissory notes during the six months ended June 30, 1997.

     The Company also has sources of debt financing in order to provide for financial flexibility and increased liquidity. The Company has a commercial paper program which provides for short-term borrowings up to an aggregate face amount of $200 million. The
Company also has a $150 million revolving line of credit for borrowings and to support the commercial paper program. As of June 30, 1997, no amounts were outstanding under either source.

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

Results of Operations

  Product sales

     Product sales increased 9% and 11% for the three and six months ended June 30, 1997, respectively, compared with the same periods last year.

     NEUPOGEN(R) (Filgrastim)

     Worldwide NEUPOGEN(R) sales were $271.8 million and $516.2 million for the three and six months ended June 30, 1997, respectively. These amounts represent increases of $17.1 million and

$28.7 million or 7% and 6%, respectively, over the same periods last year. These increases are primarily due to demand growth in domestic and, to a lesser extent, international markets. Unfavorable foreign currency effects and tight European government budget issues reduced growth in European Union ("EU") sales. In addition, the Company believes that the use of protease inhibitors as a supportive therapy in various AIDs-related therapies has reduced domestic sales of NEUPOGEN(R) for off-label use in this setting. NEUPOGEN(R) is not approved or promoted for such use.

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

     The growth of the colony stimulating factor ("CSF") market in the EU in which NEUPOGEN(R) competes has slowed, and is expected to continue to slow, principally due to cost controls resulting from government budget issues in EU countries. Additionally, the Company faces competition from another granulocyte CSF product. Although the Company's CSF market share in the EU has remained relatively constant over the last several quarters, the Company does not expect the competitive intensity to subside in the near future.

     EPOGEN(R) (Epoetin alfa)

     EPOGEN(R) sales were $294.9 million and $586.5 million for the three and six months ended June 30, 1997, respectively. These amounts represent increases of $30.7 million and $78.2 million or 12% and 15%, respectively, over the same periods last year. For the six months ended June 30, 1997, the increase was primarily due to continued increases in the U.S. dialysis patient population and, to a lesser extent, the administration of higher doses. Although sales in the three months ended June 30, 1997, did benefit from increases in the U.S. dialysis patient population, EPOGEN(R) sales in this period were adversely affected by reimbursement changes announced by the Health Care Finance Administration ("HCFA"). Prior to this change, Fiscal Intermediaries under contract to HCFA were authorized to pay reimbursement claims for patients whose hematocrits were above the FDA approved level of 36 percent with adequate medical justification. Under the new rules, medical justification will no longer be accepted for payment of claims above 36 percent, and reimbursement will be denied if the current month's hematocrit is 36 or above and the patient's hematocrit exceeds 36.5 percent on a 90-day "rolling average" basis. It has been and remains difficult to predict
EPOGEN(R) usage during initial implementation of this new policy because individual patient hematocrit variability is high, the timing and nature of dialysis center actions varies widely, and the twice postponed implementation date has lengthened the duration of the implementation period. Implementation, originally set for July 1, 1997, is now scheduled for September 1, 1997. The Company initially experienced an impact on EPOGEN(R) sales of withheld and lowered doses in the three months ended June 30, 1997, as some dialysis providers attempted to reduce hematocrits to avoid future claim denials. The Company anticipates that because patient hematocrits can vary significantly from month to month, physicians will withhold doses and administer reduced doses to patients to maintain hematocrits at a level which, in their judgment, is sufficiently low to avoid a claim denial. Amgen is aggressively providing information and guidance to dialysis providers on changes in their practices to both maximize patient outcomes to the greatest extent permitted by the new policy and minimize the potential that claims will be denied. It is not possible to predict which recommendations will be adopted by each dialysis center or when they will do so.

  Corporate partner revenues

     Corporate partner revenues decreased by $2 million, or 5%, and increased $3.6 million, or 6%, during the three and six months ended June 30, 1997, respectively, compared with the same periods last year. During the three months ended June 30, 1997 a $20 million milestone payment was received from Yamanouchi Pharmaceutical Co., Ltd. ("Yamanouchi") compared with a $15 million licensing payment earned from Yamanouchi during the second quarter of 1996. Despite this increase in funding from Yamanouchi, corporate partner revenues decreased during the three months ended June 30, 1997 compared with the same period last year primarily due to a reduction in funding from Kirin-Amgen, Inc.

  Cost of sales

     Cost of sales as a percentage of product sales was 13.6% and 13.5% for the three and six months ended June 30, 1997, respectively, compared to 13.2% and 13.6% for the same periods last year. In 1997, cost of sales as a percentage of product sales is expected to range from 13%-14% reflecting continuing efficiencies of the Puerto Rican operations.

  Research and development

     During the three and six months ended June 30, 1997, research and development expenses increased $21.8 million and $38.9 million, or 18% and 15%, respectively, compared with the same periods last year. These increases are primarily due to staff-related expenses for clinical and preclinical activities necessary to support ongoing product development activities. In 1997, annual research and development expenses are expected to increase at a rate exceeding the Company's product sales growth rate. This increase is planned for internal efforts on development of product candidates, for discovery, and for licensing efforts.

  Marketing and selling/General and administrative

     Marketing and selling expenses increased $3.3 million and $3.8 million, or 4% and 3%, respectively, during the three and six months ended June 30, 1997 compared with the same periods last year. These increases were relatively small because higher staff-related costs and higher outside marketing expenses were substantially offset by lower European marketing expenses resulting from the favorable effects of foreign currency exchange rates, and lower expenses related to the Johnson & Johnson arbitration.

     General and administrative expenses increased $5.9 million and $11.1 million, or 16% and 14%, respectively, during the three and six months ended June 30, 1997 compared with the same periods last year These increases were primarily due to higher legal and staff-related expenses.

     In 1997, marketing and selling expenses combined with general and administrative expenses are expected to have an aggregate annual growth rate lower than the anticipated annual product sales growth rate due in part to the favorable impact of foreign currency exchange rates on European expenses and reduced expenses related to the Johnson & Johnson arbitration.

  Interest and other income

     Interest and other income increased $5.8 million and $2.7 million, or 48% and 9%, respectively, during the three and six months ended June 30, 1997 compared with the same periods last year. These increases are primarily due to gains on foreign currency denominated contracts and interest income from higher cash balances. These increases were partially offset by investment portfolio capital losses realized in the current year periods while capital gains were realized in the first quarter of 1996. Interest and other income is expected to fluctuate from period to period primarily due to changes in cash balances and interest rates.

  Income taxes

     The Company's effective tax rate for both the three and six months ended June 30, 1997 was 28.0% compared with 31.0% and 30.8%, respectively, for the same periods last year. These decreases in the tax rate resulted from a favorable ruling received in the third quarter of 1996 from the Puerto Rican government with respect to tollgate taxes applicable to earnings in Puerto Rico. In 1998, the Company expects the tax rate to increase to approximately 31%, due to a change in the U.S. federal tax law which limits the tax benefits related to manufacturing in Puerto Rico, the location of the Company's fill-and-finish facility.

  Foreign currency transactions

     The Company has a program to manage certain portions of its exposure to fluctuations in foreign currency exchange rates arising from international operations. The Company generally hedges the receivables and payables with foreign currency forward contracts, which typically mature within six months. The Company uses foreign currency option and forward contracts which generally expire within 12 months to hedge certain anticipated future sales and expenses. At June 30, 1997, outstanding foreign currency option and forward contracts totaled $24.8 million and $77.4 million, respectively.

Financial Outlook

     Worldwide NEUPOGEN(R) (Filgrastim) sales for 1997 are expected to grow at a rate lower than the 1996 growth rate. Future NEUPOGEN(R) sales increases are dependent primarily upon further penetration of existing markets, the timing and nature of additional indications for which the product may be approved and the effects of competitive products. Although not approved or promoted for use in Amgen's domestic or foreign markets, except for Australia, the Company believes that approximately 10% of its worldwide NEUPOGEN(R) sales are from off-label use as a supportive therapy in various AIDS-related treatments. Changes in AIDS therapies, including therapies that may be less myelosuppressive, are believed to have adversely affected and are expected to continue to adversely affect such sales. NEUPOGEN(R) usage is expected to continue to be affected by cost containment pressures on health care providers worldwide. In addition, international NEUPOGEN(R) sales will continue to be subject to changes in foreign currency exchange rates and government budgets.

     The Company believes that the EPOGEN(R) (Epoetin alfa) year-over-year sales growth rate for the second half of 1997 will be less than the 15% growth rate reported in the first half of this year. The Company also anticipates that increases in the U.S. dialysis patient population, and, to a lesser extent, dosing, will continue to drive EPOGEN(R) sales in future years.

     The Company anticipates that the total product sales growth rate in 1997 will be somewhat less than double digits. Earnings are expected to grow at a double digit rate in 1997, however, Amgen has advised analysts that it is no longer comfortable with the current range of their estimates of earnings per share. Estimates of future product sales and earnings, however, are necessarily speculative in nature and are difficult to predict with accuracy.

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

  False Claims Act matter

     As previously reported, Amgen was named as a defendant in a civil lawsuit initiated by a former employee of Amgen in the United States District Court for the Eastern District of Pennsylvania. This suit, United States ex rel. Eric Zwick v. Amgen Inc., et al., was filed under the qui tam provisions of the Federal False Claims Act. On June 11, 1997, after a full review of the allegations, the United States Department of Justice filed a Notice of Election to Decline Intervention in the lawsuit. In addition, on June 28, 1997, the Court granted the former employee's motion to dismiss the action without prejudice.

  Synergen ANTRIL(TM) litigation

     On June 13, 1997, the parties in the matter Susquehanna Investment Group, et al. v. Amgen Boulder, Inc., et al., agreed to a settlement in that matter in which Amgen Boulder, Inc. agreed to pay $1 million in exchange for dismissal of the suit. On July 23, 1997, the lawsuit was dismissed with prejudice.

  NESP Matter

     On June 5, 1997, Ortho Biotech, Inc. ("Ortho Biotech"), a Johnson & Johnson affiliate, filed a demand for arbitration against Kirin-Amgen, Inc. ("Kirin-Amgen"), before the American Arbitration Association ("AAA"). The demand alleges that Amgen's novel erythropoiesis stimulating protein ("NESP") is covered by a license granted by Kirin-Amgen to Ortho Pharmaceutical Corporation in 1985 for the development, manufacture and sale of Epoetin alfa in certain territories outside the United States, Japan and China. In 1996 Kirin-Amgen acquired exclusive worldwide rights in NESP from Amgen.

Kirin-Amgen, in turn, transferred certain rights in NESP to Kirin and certain rights to Amgen. Ortho Biotech alleges that Ortho Pharmaceutical's 1985 license agreement with Kirin-Amgen effectively grants Ortho Biotech the same right to develop, manufacture and sell NESP as Kirin-Amgen previously granted to Ortho Pharmaceutical in 1985 for the development, manufacture and sale of Epoetin alfa. On June 20, 1997 Kirin-Amgen initiated suit in the Circuit Court of Cook County, Illinois seeking a judicial determination of Ortho Biotech's standing to seek arbitration of claims under Kirin-Amgen's 1985 license agreement with Ortho Pharmaceutical. At the same time, Kirin-Amgen filed a motion with AAA to dismiss or stay the arbitration pending judicial resolution of Ortho Biotech's standing to arbitrate claims under Kirin-Amgen's license agreement with Ortho Pharmaceutical.

  Transkaryotic Therapies and Hoechst litigation

     On April 15, 1997, Amgen filed suit in the United States District Court in Boston Massachusetts against Transkaryotic Therapies Inc. ("TKT") and Hoechst Marion Roussel alleging infringement of several U.S. patents owned by Amgen that claim an erythropoietin product and processes for making erythropoietin. The suit seeks an injunction preventing the defendants from making, importing, using or selling erythropoietin in the U.S. On July 9, 1997, the Court denied TKT's motion to dismiss the lawsuit on the pleadings.

  Biogen litigation

     On March 10, 1995, Biogen Inc. ("Biogen"), filed suit in the United States District Court for the District of Massachusetts alleging infringement by the Company of certain claims of U.S. Patent 4,874,702 (the "`702 Patent"), relating to vectors for expressing cloned genes. Biogen alleges that Amgen has infringed its patent by manufacturing and selling NEUPOGEN(R). On March 28, 1995, Biogen filed an amended complaint further alleging that the Company is also infringing the claims of two additional patents allegedly assigned to Biogen, U.S. Patent 5,401,642 (the "`642 Patent") and U.S. Patent No. 5,401,658 (the "`658 Patent"), relating to vectors, methods for making vectors and expressing closed genes. The amended complaint seeks injunctive relief, unspecified compensatory damages and treble damages. On April 24, 1995, the Company answered Biogen's amended complaint, denying its material allegations and pleading counterclaims for declaratory judgment of non-infringement, patent invalidity and unenforceability. On January 19, 1996, the Court decided, upon Biogen's motion to dismiss certain of Amgen's counterclaims, that it will exert jurisdiction over claims 9 and 17 of the `702 Patent, and dismissed all claims and counterclaims relating to any other claims of the `702 Patent. Amgen moved (the "Summary Adjudication Motion") for summary judgment of invalidity of claim 9 of the `702 Patent. On July 7, 1997, the Company's Summary Adjudication Motion was denied. This denial is not dispositive of the case, and the effect of the ruling may be to reserve certain issues for trial. Discovery is substantially complete. No trial date has been set.

     In a separate matter, on July 30, 1997, Biogen filed a complaint in the United States District Court for the District of Massachusetts in Boston alleging that Amgen infringes claims 9 and 17 of the `702 Patent, and the `642 Patent and `658 Patent by making and using the claimed subject matter in the United States in the manufacture of INFERGEN(R), the Company's consensus interferon product. As of July 31, 1997, Amgen had not been served with the complaint.

  Consensus interferon litigation

     On December 3, 1996, Schering Corporation filed suit in the U.S. District Court for the District of Delaware (the "Delaware Court") against the Company alleging infringement of U.S. Patent No. 4,530,901 (the "`901 Patent") by the manufacture and use of the Company's Consensus Interferon product. The complaint seeks unspecified damages and injunctive relief. The Company filed a motion to dismiss (the "Motion to Dismiss") the action on January 24, 1997. On January 22, 1997, the Company filed an action for declaratory relief in the United States District Court for the Central District of California in Los Angeles (the "California Court") naming Biogen Inc. and Schering Corporation as parties. The action seeks a declaration that the `901 Patent is not infringed by the Company's use of INFERGEN(R) and/or that the `901 Patent is invalid. By agreement between the parties, the Motion to Dismiss was withdrawn and a motion to transfer the case to California was filed on March 10, 1997. On June 24, 1997, the Delaware Court denied Amgen's motion to transfer and the case is now proceeding in Delaware. Pursuant to an agreement between the parties, Amgen withdrew its complaint filed in California. Biogen has been added as a plaintiff in the Delaware action.

  FoxMeyer Health Corporation

     On January 10, 1997, FoxMeyer Health Corporation, now known as Avatex Corporation ("Avatex"), filed suit (the "FoxMeyer Lawsuit") in the District Court of Dallas County, Dallas, Texas, alleging that defendant McKesson Corporation ("McKesson") defrauded Avatex, misused confidential information received from Avatex about subsidiaries of Avatex (FoxMeyer Corporation and FoxMeyer Drug Corporation, collectively the "FoxMeyer Subsidiaries"), and attempted to monopolize the market for pharmaceutical and health care product distribution by attempting to injure or destroy the FoxMeyer Subsidiaries. The Company is named as one of twelve "Manufacturer Defendants" alleged to have conspired with McKesson Corporation in doing, among other things, the above and (i) inducing Avatex to refrain from seeking other suitable purchasers for the FoxMeyer
Subsidiaries and (ii) causing Avatex to believe that McKesson was serious about purchasing Avatex's assets at fair value, when, in fact, McKesson was not. The Manufacturer Defendants and McKesson are also alleged to have intentionally and tortiously interfered with a number of business expectancies and opportunities. The complaint seeks from the Manufacturer Defendants and McKesson compensatory damages of at least $400 million and punitive damages in an unspecified amount, as well as Avatex's costs and attorney's fees. On January 31, 1997, the Company filed an answer denying Avatex's allegations. On February 4, 1997, a Notice of Removal was filed in the Federal District Court for Dallas, Texas (the "District Court"), which was referred by the District Court to the Federal Bankruptcy Court in Dallas, Texas (the "Texas Bankruptcy Court"). Subsequently, on February 7, 1997, a Motion to Transfer Venue was filed in the Texas Bankruptcy Court requesting that this matter be transferred to the Federal Bankruptcy Court in Delaware (the "Delaware Bankruptcy Court"), where the FoxMeyer Subsidiaries' Chapter 7 bankruptcy action is pending. The Company is a creditor in such bankruptcy proceeding. Avatex had moved to remand the case to state court. On March 18, 1997, the Manufacturer Defendants filed in the Delaware Bankruptcy Court a Motion to Intervene in the creditors' committee (the "Chapter 11 Committee") action that asserted that the Delaware Bankruptcy Court should enjoin the FoxMeyer Lawsuit. Also on March 18, 1997, the Delaware Bankruptcy Court converted the FoxMeyer Subsidiaries' Chapter 11 bankruptcy action to a liquidation proceeding under Chapter 7. The order converting the FoxMeyer Subsidiaries' bankruptcy to a Chapter 7 proceeding also stayed all adversary proceedings and other proceedings filed in the bankruptcy until a permanent trustee was elected. As of August 1, 1997, although the issues are fully briefed, no ruling has been made by the Dallas Bankruptcy Court with respect to either the Motion to Transfer Venue to the Delaware Bankruptcy Court or the Avatex Motion to Remand to state court. The trustee has moved to intervene as plaintiff in the Dallas Bankruptcy Court action, has filed a memorandum supporting transfer and has also filed a memorandum opposing remand or abstention. McKesson has intervened in the Delaware Bankruptcy Court action to enjoin the Avatex lawsuit and has moved for partial summary judgment in that proceeding, asserting that Avatex is not the owner of the alleged causes of action. The Manufacturer Defendants have also intervened in that Delaware Bankruptcy Court action and have joined in McKesson's summary judgment motion. The trustee has substituted for the Chapter 11 Committee as the plaintiff in that action and has also filed its motion for partial summary judgment also asserting that Avatex does not own the causes of action. Avatex has moved to file its response to McKesson's motion for partial summary judgment under seal by reason of various deposition materials originally taken pursuant to a confidentiality order which materials are being utilized in connection with the partial summary judgment. McKesson has objected. Avatex has filed its answer and affirmative defenses to the McKesson complaint for injunction. To date, no discovery has occurred in either the Dallas Bankruptcy Court adversary proceedings or the Delaware Bankruptcy Court adversary proceeding for injunction. There are no pleadings yet on file by either the trustee, McKesson or the Manufacturer Defendants concerning the issue whether McKesson owns the alleged causes of action rather than the Chapter 7 trustee.


Item 4.   Submission of Matters to a Vote of Security Holders


     (a)  The Company  held its  Annual  Meeting of  Stockholders  on
          May 8, 1997.

     (b)  Omitted pursuant to Instruction 3 to Item 4 of Form 10-Q.

     (c) The two matters voted upon at the meeting were to elect two directors to hold office until the Annual Meeting of Stockholders in the year 2000 and to ratify the selection of Ernst & Young LLP as the independent auditors of the Company for the year ending December 31, 1997.

          (i) The following votes were cast for or were withheld with respect to each of the nominees for director:
               Mr. Gordon M. Binder: 223,424,399 votes for and 1,923,447 votes withheld; and Mr. Franklin P. Johnson,
               Jr.:    223,431,735  votes  for  and  1,916,111  votes
               withheld. All nominees were declared to have been elected as directors to hold office until the Annual Meeting of Stockholders in the year 2000. No abstentions or broker non-votes were cast for the election of directors.

          (ii) With respect to the proposal to ratify the selection of Ernst & Young LLP as the Company's independent auditors, 224,423,943 votes were cast for the proposal, 344,215 votes were cast against the proposal and 579,678 votes abstained. No broker non-votes were cast in connection with the proposal. The selection of Ernst & Young LLP as the Company's independent auditors for the year ending December 31, 1997 was declared to have been ratified.

     (d)  Not applicable.


Item 6.   Exhibits and Reports on Form 8-K

     (a)  Reference is made to the Index to Exhibits included herein.

     (b)  Reports on Form 8-K

     The Company filed two Current Reports on Form 8-K during the three months ended June 30, 1997. The report filed on April 8, 1997 reported under Item 5 that the Company entered into an underwriting agreement pursuant to the sale of its debt securities and reported under Item 7 the list of related exhibits. The report filed on June 13, 1997 reported under Item 5 an update to certain litigation.

                             SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     Amgen Inc.
                                     (Registrant)



Date:     8/11/97                    By:/s/ Robert S. Attiyeh
------------------                   ---------------------------------
                                        Robert S. Attiyeh
                                        Senior Vice President, Finance
                                        and Corporate Development, and
                                        Chief Financial Officer




Date:     8/11/97                    By:/s/ Kathryn E. Falberg
------------------                   ---------------------------------
                                        Kathryn E. Falberg
                                        Vice President, Corporate
                                        Controller and Chief
                                        Accounting Officer

                             AMGEN INC.


                          INDEX TO EXHIBITS


Exhibit No.                     Description

  3.1       Restated Certificate of Incorporation as amended. (26)
 *3.2       Amended and Restated Bylaws.
  4.1       Indenture dated January  1, 1992 between the Company  and
            Citibank N.A., as trustee. (11)
  4.2       Forms of Commercial Paper Master Note Certificates. (14)
  4.3       First Supplement  to Indenture, dated  February 26,  1997
            between the Company and Citibank N.A., as trustee. (23)
  4.4       Officer's Certificate  pursuant to Sections  2.1 and  2.3
            of the Indenture, as supplemented, establishing a  series
            of  securities "8-1/8%  Debentures  due April  1,  2097."
            (25)
  4.5       8-1/8% Debentures due April 1, 2097. (25)
  4.6       Form  of stock  certificate  for the  common  stock,  par
            value $.0001 of the Company. (26)
 10.1       Company's  Amended  and Restated  1991  Equity  Incentive
            Plan. (24)
 10.2       Company's Amended  and Restated 1984  Stock Option  Plan.
            (21)
 10.3       Shareholder's Agreement  of Kirin-Amgen, Inc., dated  May
            11, 1984, between the Company and Kirin Brewery  Company,
            Limited  (with certain  confidential information  deleted
            therefrom). (1)
 10.4       Amendment Nos.  1, 2, and 3,  dated March 19, 1985,  July
            29,  1985 and  December 19,  1985, respectively,  to  the
            Shareholder's Agreement  of Kirin-Amgen, Inc., dated  May
            11, 1984  (with certain confidential information  deleted
            therefrom). (3)
 10.5       Product License Agreement, dated September 30, 1985,  and
            Technology License  Agreement, dated, September 30,  1985
            between the Company and Ortho Pharmaceutical  Corporation
            (with    certain   confidential    information    deleted
            therefrom). (2)
 10.6       Product License Agreement, dated September 30, 1985,  and
            Technology License  Agreement, dated  September 30,  1985
            between  Kirin-Amgen,   Inc.  and  Ortho   Pharmaceutical
            Corporation   (with  certain   confidential   information
            deleted therefrom). (3)
 10.7       Company's Amended  and Restated  Employee Stock  Purchase
            Plan. (21)
 10.8       Research, Development  Technology Disclosure and  License
            Agreement PPO,  dated January  20, 1986,  by and  between
            the Company and Kirin Brewery Co., Ltd. (4)
 10.9       Amendment  Nos.   4  and  5,   dated  October  16,   1986
            (effective July 1, 1986) and December 6, 1986  (effective
            July  1,   1986),  respectively,   to  the   Shareholders
            Agreement of Kirin-Amgen,  Inc. dated May 11, 1984  (with
            certain confidential information deleted therefrom). (5)
 10.10      Assignment  and  License  Agreement,  dated  October  16,
            1986,  between the  Company and  Kirin-Amgen, Inc.  (with
            certain confidential information deleted therefrom). (5)
 10.11      G-CSF  European  License Agreement,  dated  December  30,
            1986,  between Kirin-Amgen,  Inc. and  the Company  (with
            certain confidential information deleted therefrom). (5)
 10.12      Research  and   Development  Technology  Disclosure   and
            License Agreement: GM-CSF, dated March 31, 1987,  between
            Kirin  Brewery Company,  Limited  and the  Company  (with
            certain confidential information deleted therefrom). (5)
 10.13      Company's  Amended  and Restated  1987  Directors'  Stock
            Option Plan. (24)
 10.14      Company's Amended  and Restated 1988  Stock Option  Plan.
            (21)
 10.15      Company's  Amended and  Restated Retirement  and  Savings
            Plan. (21)
 10.16      Amendment,   dated   June   30,   1988,   to    Research,
            Development,    Technology   Disclosure    and    License
            Agreement:  GM-CSF dated  March 31, 1987,  between  Kirin
            Brewery Company, Limited and the Company. (6)
 10.17      Agreement on G-CSF  in the EU, dated September 26,  1988,
            between  Amgen  Inc.  and  F.  Hoffmann-La  Roche  &  Co.
            Limited  Company (with  certain confidential  information
            deleted therefrom). (8)
 10.18      Supplementary  Agreement to  Agreement dated  January  4,
            1989 to  Agreement on G-CSF  in the  EU, dated  September
            26, 1988, between the Company and F. Hoffmann-La Roche  &
            Co.   Limited   Company,   (with   certain   confidential
            information deleted therefrom). (8)
 10.19      Agreement on G-CSF  in Certain European Countries,  dated
            January 1,  1989, between Amgen  Inc. and F.  Hoffmann-La
            Roche &  Co. Limited Company  (with certain  confidential
            information deleted therefrom). (8)
 10.20      Rights Agreement, dated  January 24, 1989, between  Amgen
            Inc.  and  American Stock  Transfer  and  Trust  Company,
            Rights Agent. (7)
 10.21      First Amendment  to Rights Agreement,  dated January  22,
            1991, between Amgen Inc. and American Stock Transfer  and
            Trust Company, Rights Agent. (9)
 10.22      Second  Amendment to  Rights  Agreement, dated  April  2,
            1991, between Amgen Inc. and American Stock Transfer  and
            Trust Company, Rights Agent. (10)
 10.23      Agency Agreement, dated November 21, 1991, between  Amgen
            Manufacturing,  Inc.  and  Citicorp  Financial   Services
            Corporation. (12)
 10.24      Agency  Agreement,  dated May  21,  1992,  between  Amgen
            Manufacturing,  Inc.  and  Citicorp  Financial   Services
            Corporation. (12)
 10.25      Guaranty, dated  July 29, 1992, by  the Company in  favor
            of Merck Sharp & Dohme Quimica de Puerto Rico, Inc. (13)
 10.26      936  Promissory Note  No. 01,  dated December  11,  1991,
            issued by Amgen Manufacturing, Inc. (12)
 10.27      936  Promissory Note  No. 02,  dated December  11,  1991,
            issued by Amgen Manufacturing, Inc. (12)
 10.28      936 Promissory Note No. 001, dated July 29, 1992,  issued
            by Amgen Manufacturing, Inc. (12)
 10.29      936 Promissory Note No. 002, dated July 29, 1992,  issued
            by Amgen Manufacturing, Inc. (12)
 10.30      Guaranty,  dated November  21, 1991,  by the  Company  in
            favor of Citicorp Financial Services Corporation. (12)
 10.31      Partnership  Purchase Agreement,  dated March  12,  1993,
            between  the  Company,  Amgen  Clinical  Partners,  L.P.,
            Amgen  Development  Corporation,  the  Class  A   limited
            partners and the Class B limited partner. (13)
 10.32      Amgen Supplemental  Retirement Plan dated  June 1,  1993.
            (15)
 10.33      Promissory Note  of Mr. Kevin  W. Sharer,  dated June  4,
            1993. (15)
 10.34      Promissory Note of  Mr. Larry A. May, dated February  24,
            1993. (16)
 10.35      Amgen Performance Based Management Incentive Plan. (24)
 10.36      Agreement and  Plan of Merger, dated  as of November  17,
            1994,  among Amgen  Inc., Amgen  Acquisition  Subsidiary,
            Inc. and Synergen, Inc. (17)
 10.37      Third  Amendment  to   Rights  Agreement,  dated  as   of
            February 21, 1995, between Amgen Inc. and American  Stock
            Transfer Trust and Trust Company (18)
 10.38      Credit Agreement, dated as of June 23, 1995, among  Amgen
            Inc.,  the  Borrowing  Subsidiaries  named  therein,  the
            Banks named therein, Swiss Bank Corporation and ABN  AMRO
            Bank N.V., as Issuing Banks, and Swiss Bank  Corporation,
            as Administrative Agent. (19)
 10.39      Promissory  Note  of   Mr.  George  A.  Vandeman,   dated
            December 15, 1995. (20)
 10.40      Promissory  Note  of   Mr.  George  A.  Vandeman,   dated
            December 15, 1995. (20)
 10.41      Promissory  Note of  Mr.  Stan Benson,  dated  March  19,
            1996. (20)
 10.42      Amendment No.  1 to  the Company's  Amended and  Restated
            Retirement and Savings Plan. (21)
 10.43      Amendment Number 5 to the Company's Amended and  Restated
            Retirement and Savings Plan dated January 1, 1993. (24)
 10.44      Amendment Number 2 to the Company's Amended and  Restated
            Retirement and Savings Plan dated April 1, 1996. (24)
 10.45      First  Amendment  to   Credit  Agreement,  dated  as   of
            December 12,  1996,  among  Amgen  Inc.,  the   Borrowing
            Subsidiaries named therein, and Swiss Bank Corporation as Administrative Agent. (24)
 10.46      Fourth Amendment to Rights Agreement, dated February  18,
            1997 between Amgen  Inc. and American Stock Transfer  and
            Trust Company, Rights Agent. (22)
 10.47      Preferred  Share  Rights Agreement,  dated  February  18,
            1997, between Amgen Inc. and American Stock Transfer  and
            Trust Company, Rights Agent. (22)
 10.48      Consulting Agreement,  dated November  15, 1996,  between
            the Company and Daniel Vapnek. (24)
 10.49      Agreement, dated  May 30, 1995,  between the Company  and
            George A. Vandeman. (24)
*10.50      First  Amendment,  effective  January  1,  1998,  to  the
            Company's Amended  and Restated  Employee Stock  Purchase
            Plan.

*10.51      Third  Amendment,  effective  January  1,  1997,  to  the
            Company's  Amended and  Restated Retirement  and  Savings
            Plan dated April 1, 1996.
*10.52      Heads  of Agreement  dated April  10, 1997,  between  the
            Company and  Kirin Amgen, Inc., on  the one hand, and  F.
            Hoffmann-La Roche Ltd.,  on the other hand (with  certain
            confidential information deleted therefrom).
*11         Computation of per share earnings.
*27         Financial Data Schedule.
*99         Sections  appearing   under  the  heading   "Management's
            Discussion  and  Analysis  of  Financial  Condition   and
            Results  of  Operations-Factors That  May  Affect  Future
            Results" in the Company's Annual Report on Form 10-K  for
            the year ended December 31, 1996.
----------------


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

(15) Filed as an exhibit to the Form 10-Q for the quarter ended September 30, 1993 on November 12, 1993 and incorporated herein by reference.
(16) Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1993 on March 25, 1994 and incorporated herein by reference.
(17) Filed as an exhibit to the Form 8-K Current Report dated November 18, 1994 on December 2, 1994 and incorporated herein by reference.
(18) Filed as an exhibit to the Form 8-K Current Report dated February 21, 1995 on March 7, 1995 and incorporated herein by reference.
(19) Filed as an exhibit to the Form 10-Q for the quarter ended June 30, 1995 on August 11, 1995 and incorporated herein by reference.
(20) Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1995 on March 29, 1996 and incorporated herein by reference.
(21) Filed as an exhibit to the Form 10-Q for the quarter ended September 30, 1996 on November 5, 1996 and incorporated herein by reference.
(22) Filed as an exhibit to the Form 8-K Current Report dated February 18, 1997 on February 28, 1997 and incorporated herein by reference.
(23) Filed as an exhibit to the Form 8-K Current Report dated March 14, 1997 on March 14, 1997 and incorporated herein by reference.
(24) Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1996 on March 24, 1997 and incorporated herein by reference.
(25) Filed as an exhibit to the Form 8-K Current Report dated April 8, 1997 on April 8, 1997 and incorporated herein by reference.
(26) Filed as an exhibit to the Form 10-Q for the quarter ended March 31, 1997 on May 13, 1997.