Form 10-Q
period 1997-09-30
AMGEN INC
filed 1997-11-12
CIK 318154

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON D.C. 20549

                                   FORM 10-Q



     (Mark One)
     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 1997

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

     As of September 30, 1997, the registrant had 263,197,006 shares of Common Stock, $.0001 par value, outstanding.

                                  AMGEN INC.

                                     INDEX


                                                              Page No.

     PART I    FINANCIAL INFORMATION

               Item 1.Financial Statements .......................3

                 Condensed Consolidated Statements of
                 Operations - three and nine months
                 ended September 30, 1997 and 1996 ...............4

                 Condensed Consolidated Balance Sheets -
                 September 30, 1997 and December 31, 1996 ........5

                 Condensed Consolidated Statements of
                 Cash Flows - nine months
                 ended September 30, 1997 and 1996 .............6-7

                 Notes to Condensed Consolidated Financial
                 Statements ...................................8-16

               Item 2.Management's Discussion and Analysis
                      of Financial Condition and Results of
                      Operations .............................16-22


     PART II   OTHER INFORMATION

               Item 1.Legal Proceedings ......................22-24

               Item 6.Exhibits and Reports on Form 8-K ..........24

               Signatures........................................25

               Index to Exhibits.................................26

                        PART I - FINANCIAL INFORMATION


     Item 1.   Financial Statements

          The information in this report for the three and nine months ended September 30, 1997 and 1996 is unaudited but includes all adjustments (consisting only of normal recurring accruals) which Amgen Inc. ("Amgen" or the "Company") considers necessary for a fair presentation of the results of operations for those periods.

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

                                  AMGEN INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                     (In millions, except per share data)
                                  (Unaudited)

                                   Three Months Ended  Nine Months Ended
                                     September 30,       September 30,
                                     1997     1996      1997       1996
                                   -------- --------   --------  --------
     Revenues:
      Product sales ............... $552.8    $533.3   $1,655.5  $1,529.1
      Corporate partner revenues ..   30.8      23.1       98.2      86.9
      Royalty income ..............   14.7      10.6       40.6      30.3
                                    ------    ------   --------  --------
        Total revenues ............  598.3     567.0    1,794.3   1,646.3
                                    ------    ------   --------  --------
     Operating expenses:
      Cost of Sales ...............   74.3      73.1      223.1     208.3
      Research and development ....  172.6     130.4      465.7     384.6
      Marketing and selling .......   73.2      76.4      223.1     222.5
      General and administrative ..   46.2      42.1      134.3     119.1
      Loss of affiliates, net .....    4.1      11.3       24.7      39.5
      Legal assessment ............  157.0         -      157.0         -
                                    ------    ------   --------  --------
      Total operating expenses ....  527.4     333.3    1,227.9     974.0
                                    ------    ------   --------  --------
     Operating income .............   70.9     233.7      566.4     672.3
                                    ------    ------   --------  --------
     Other income (expense):
      Interest and other income ...   17.5      16.8       51.4      48.0
      Interest expense, net .......   (0.1)     (1.2)      (0.8)     (5.2)
                                    ------    ------   --------  --------
        Total other income
         (expense) ................   17.4      15.6       50.6      42.8
                                    ------    ------   --------  --------
     Income before income taxes ...   88.3     249.3      617.0     715.1

     Provision for income taxes ...    4.5      69.8      152.4     213.3
                                    ------    ------   --------  --------
     Net income ................... $ 83.8    $179.5   $  464.6  $  501.8
                                    ======    ======   ========  ========
     Earnings per share:
      Primary .....................  $0.31     $0.64      $1.68     $1.78
      Fully diluted ...............  $0.31     $0.64      $1.68     $1.78

     Shares used in calculation
      of earnings per share:
      Primary .....................  273.9     279.4      276.1     281.3
      Fully diluted ...............  273.9     280.8      276.1     282.3
                            See accompanying notes.

                                  AMGEN INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                     (In millions, except per share data)
                                  (Unaudited)
                                                 September 30, December 31,
                                                     1997          1996
                                                   --------      --------
                        ASSETS
     Current assets:
      Cash and cash equivalents ...............    $  239.9      $  169.3
      Marketable securities ...................       861.8         907.7
      Trade receivables, net ..................       235.5         225.4
      Inventories .............................       110.5          97.4
      Other current assets ....................        78.3         102.8
                                                   --------      --------
          Total current assets.................     1,526.0       1,502.6

     Property, plant and equipment at cost, net     1,111.8         910.5
     Investments in affiliated companies.......       116.7         109.6
     Other assets..............................       247.9         242.9
                                                   --------      --------
                                                   $3,002.4      $2,765.6
                                                   ========      ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
     Current liabilities:
      Accounts payable ........................    $   71.5      $   75.0
      Accrued liabilities .....................       532.5         449.7
      Current portion of long-term debt .......        30.0         118.2
                                                   --------      --------
          Total current liabilities............       634.0         642.9

     Long-term debt............................       129.0          59.0

     Put warrants..............................           -         157.4

     Commitments and contingencies

     Stockholders' equity:
      Common stock, and additional paid-in
        capital; $.0001 par value; 750 shares
        authorized; outstanding - 263.2 shares
        in 1997 and 264.7 shares in 1996 ......     1,154.5       1,026.9
      Retained earnings .......................     1,084.9         879.4
                                                   --------      --------
          Total stockholders' equity...........     2,239.4       1,906.3
                                                   --------      --------
                                                   $3,002.4      $2,765.6
                                                   ========      ========
                            See accompanying notes.

                                  AMGEN INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In millions)
                                  (Unaudited)
                                                        Nine Months Ended
                                                          September 30,
                                                         1997       1996
                                                        ------     ------

     Cash flows from operating activities:
      Net income ...................................   $ 464.6     $501.8
      Depreciation and amortization ................      95.7       79.8
      Loss of affiliates, net ......................      24.7       39.5
      Cash provided by (used in):
       Trade receivables, net ......................     (10.1)      (7.9)
       Inventories .................................     (13.1)      (2.2)
       Other current assets ........................      24.5        2.0
       Accounts payable ............................      (3.5)     (12.7)
       Accrued liabilities .........................      82.8      (54.6)
                                                       -------     ------
         Net cash provided by operating activities       665.6      545.7
                                                       -------     ------

     Cash flows from investing activities:
      Purchases of property, plant and equipment ... (292.0) (167.6) Proceeds from maturities of marketable
        securities .................................     184.3      135.2
      Proceeds from sales of marketable securities .     543.7      603.6
      Purchases of marketable securities ...........    (682.1)    (522.3)
      Increase in investments in affiliated
        companies ..................................      (3.2)     (10.2)
      Increase in other assets .....................      (5.0)     (66.0)
                                                       -------     ------
         Net cash used in investing activities .....   $(254.3)    $(27.3)
                                                       -------     ------

                            See accompanying notes.

                           (Continued on next page)

                                  AMGEN INC.

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

                                 (In millions)
                                  (Unaudited)

                                                       Nine Months Ended
                                                          September 30,
                                                         1997       1996
                                                        ------     -------

   Cash flows from financing activities:
    Repayment of long-term debt ...................   $(118.2)      $    -
    Proceeds from issuance of long-term debt ......     100.0            -
    Decrease in commercial paper ..................         -        (69.7)
    Net proceeds from issuance of common
      stock upon the exercise of stock options ....      90.8         76.9
    Tax benefits related to stock options .........      36.8         21.5
    Repurchases of common stock ...................    (416.5)      (346.8)
    Other .........................................     (33.6)       (40.0)
                                                      -------       ------
      Net cash used in financing activities .......    (340.7)      (358.1)
                                                      -------       ------

   Increase in cash and cash equivalents ..........      70.6        160.3

   Cash and cash equivalents at beginning of
     period .......................................     169.3         66.7
                                                      -------       ------
   Cash and cash equivalents at end of period .....   $ 239.9       $227.0
                                                      =======       ======

                            See accompanying notes.

                                     AMGEN INC.

                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 September 30, 1997


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

          Inventories

             Inventories are stated at the lower of cost or market. Cost is determined in a manner which approximates the first-in, first-out
        (FIFO) method. Inventories are shown net of applicable reserves and allowances. Inventories consist of the following (in millions):

                                     September 30,   December 31,
                                         1997            1996
                                        ------         -------
                 Raw materials ......   $ 15.9          $15.9
                 Work in process ....     48.6           56.2
                 Finished goods .....     46.0           25.3
                                        ------          -----
                                        $110.5          $97.4
                                        ======          =====

          Product sales

             Product sales consist of two products, EPOGEN(R) (Epoetin alfa), NEUPOGEN(R) (Filgrastim).

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

          Foreign currency transactions

             The Company has a program to manage foreign currency risk. As part of this program, it has purchased foreign currency option and forward contracts to hedge against possible reductions in values of certain anticipated foreign currency cash flows generally over the next 12 months, primarily resulting from its sales in Europe. At September 30, 1997, the Company had option and forward contracts to exchange foreign currencies for U.S. dollars of $49.1 million and $15.2 million, respectively, all having maturities of nine months or less. The option contracts, which have only nominal intrinsic value at the time of purchase, are designated and effective as hedges of anticipated foreign currency transactions for financial reporting purposes, and accordingly, the net gains on such contracts are deferred and will  be recognized  in the  same period  as the  hedged transactions. The forward contracts do not qualify as hedges for financial reporting purposes, and accordingly, are marked-to-market. Net gains on option contracts (including option contracts for hedged transactions whose occurrence are no longer probable) and changes in market values of forward contracts are reflected in interest and other income. The deferred premiums on option contracts and fair values of forward contracts are included in other current assets.

             The Company has additional foreign currency forward contracts to hedge exposures to foreign currency fluctuations of certain receivables and payables denominated in foreign currencies. At September 30, 1997, the Company had forward contracts to exchange foreign currencies, primarily Swiss francs, for U.S. dollars of $62.9 million, all having maturities of eight months or less. These contracts are designated and effective as hedges, and accordingly, gains and losses on these forward contracts are recognized in the same period the offsetting gains and losses of hedged assets and liabilities are realized and recognized. The fair values of the forward contracts are included in the corresponding captions of the hedged assets and liabilities. Gains and losses on forward contracts, to the extent they differ in amount from the hedged receivables and payables, are included in interest and other income.

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

             In February 1997, SFAS No. 128, "Earnings Per Share" was issued and is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements, primary and fully diluted earnings per share will be replaced with basic and diluted earnings per share. Basic earnings per share excludes the dilutive effect of stock options and will therefore be higher than primary earnings per share. Basic earnings per share for the three and nine months ended September 30, 1997 were $.32 and $1.75, respectively. Basic earnings per share for the three and nine months ended September 30, 1996 were $.68 and $1.89, respectively. Diluted earnings per share under the new standard is expected to be essentially the same as primary earnings per share amounts calculated under principles currently used.

          Use of estimates

             The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates.

          Basis of presentation

             The financial information for the three and nine months ended September 30, 1997 and 1996 is unaudited but includes all adjustments (consisting only of normal recurring accruals) which the Company considers necessary for a fair presentation of the results of operations for these periods. Interim results are not necessarily indicative of results for the full fiscal year.

          Reclassification

             Certain prior period amounts have been reclassified to conform to the current period presentation.



        2.   Debt

             During the nine months ended September 30, 1997, the Company repaid $118.2 million of maturing debt consisting of $68.2 million of promissory notes and $50 million of debt securities.

             Long-term debt consists of the following (in millions):

                                          September 30, December 31,
                                              1997          1996
                                            --------      --------
               Debt securities ...........   $159.0        $109.0
               Promissory notes ..........        -          68.2
                                             ------        ------
                                              159.0         177.2
               Less current portion ......    (30.0)       (118.2)
                                             ------        ------
                                             $129.0        $ 59.0
                                             ======        ======

             At September 30, 1997, the Company had $159 million of unsecured debt outstanding. Of this total, $100 million are debt securities which bear interest at a fixed rate of 8.1% and mature on April 1, 2097. These debt securities may be redeemed in whole or in part at the Company's option at any time for a redemption price equal to the greater of the principal amount to be redeemed or the sum of the present values of the principal and remaining interest payments discounted at a determined rate plus, in each case, accrued interest. These securities place limitations on liens and sale/leaseback transactions. The remaining $59 million of debt securities bear interest at fixed rates averaging 5.8% and mature in approximately one to six years.

             At September 30, 1997, $150 million was available under the Company's line of credit for borrowing and to support the Company's commercial paper program. No borrowings on this line of credit were outstanding at September 30, 1997.

        3.   Income taxes

             The provision (benefit) for income taxes consists of the following (in millions):

                                    Three Months Ended     Nine Months Ended
                                      September 30,          September 30,
                                     1997       1996        1997      1996
                                    ------     ------      ------    ------
             Federal(including
               U.S. possessions)...  $8.2       $64.9      $145.6    $195.0
             State ................  (3.7)        4.9         6.8      18.3
                                     ----       -----      ------    ------
                                     $4.5       $69.8      $152.4    $213.3
                                     ====       =====      ======    ======

             The decrease in the effective tax rate in the current year is primarily the result of reduced pretax income due to the legal assessment recorded in the third quarter of 1997 (see Note 4, "Contingencies - Johnson & Johnson arbitrations") without a corresponding reduction in tax benefits related to Puerto Rican operations. The current year tax rate also benefited from the extension of the federal research and experimentation tax credit enacted during the third quarter of 1997. Tax rates have been reduced during the last five quarters due to a favorable ruling received in the third quarter of 1996 from the Puerto Rican government with respect to tollgate taxes applicable to earnings in Puerto Rico.


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

             A dispute between Amgen and Johnson & Johnson that is the subject of a current arbitration proceeding relates to the audit methodology currently employed by the Company for Epoetin alfa sales. The Company and Johnson & Johnson are required to compensate each other for Epoetin alfa sales which either party makes into the other party's exclusive market. The Company has established and is employing an audit methodology to assign the proceeds of sales of EPOGEN(R) and PROCRIT in the Company's and Johnson & Johnson's respective exclusive markets. In March 1996, an arbitration hearing commenced regarding the audit methodologies and compensation for sales by Johnson & Johnson into the Company's exclusive market

        (dialysis) and sales by the Company into Johnson & Johnson's exclusive market (non-dialysis). Spillover occurs when a hospital or other purchaser buys one brand for use in both dialysis and non-dialysis. On September 12, 1997, the arbitrator in this matter (the "Arbitrator") issued an opinion adopting the Company's audit methodology.  For the  free standing dialysis  center segment of  the
        Epoetin alfa market, which accounts for about two-thirds of the Company's EPOGEN sales, the Arbitrator ruled that the Company's audit accurately determined that all Epoetin alfa sales to free standing dialysis centers are made for dialysis. For the other segments of the Epoetin alfa market, the Arbitrator ruled that the detailed methodology used by Amgen accurately measured and allocated Epoetin alfa sales for all but the Hospital and Home Health Care segments, for which he ordered certain adjustments to the results of the audit for the specified time periods. The Arbitrator also ruled that no payments are due for the 1989-90 period. Subject to further guidance from the Arbitrator to clarify his opinion, the Company estimated that the effect of the opinion would be a net spillover payment to Johnson & Johnson which, after benefit of income tax effects, was $78 million for the 1991-94 period and interest in the amount of $18 million after tax. As a result of the opinion, the Company took a charge in its third quarter for the spillover payment and interest of $0.35 per share.

             Johnson & Johnson asserted that the Company owes more for the 1991-94 period than the Company calculated for that period. A hearing before the Arbitrator was held on October 27, 1997 to clarify, among other issues, the calculation for the amount of the spillover payment due to Johnson & Johnson for the 1991-94 time period. As a result of that hearing, the Company will pay an additional amount to Johnson & Johnson for the 1991-94 period which is covered by amounts previously provided for by the Company. Further rulings clarifying the Company's entitlement to attorney's fees and costs and audit costs as well as the calculation of spillover payments, if any, that may be due to the Company or Johnson & Johnson for 1995, 1996 and 1997 will be sought by the parties before a final order is issued. Pending determination by the Arbitrator, the Company has not taken any benefit for the possible recovery of attorneys' fees and costs or audit costs and has retained spillover reserves. Johnson & Johnson also disputes the Company's entitlement to reimbursement for attorneys' fees and costs or audit costs. Accordingly, there can be no assurance that the Arbitrator will award such reimbursement.

             If, as a result of these further arbitration rulings, any adjustments to the results of the Company's audit yield results that are different from the results of the audit currently employed by the Company, the Company may be required to pay additional compensation to Johnson & Johnson for sales during 1995, 1996 and 1997, or Johnson & Johnson may be required to pay compensation to the Company for such prior period sales.

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

          FoxMeyer Health Corporation

             On January 10, 1997, FoxMeyer Health Corporation, now known as Avatex Corporation ("Avatex"), filed suit (the "FoxMeyer Lawsuit") in the District Court of Dallas County, Dallas, Texas, alleging that defendant McKesson Corporation ("McKesson") defrauded Avatex, misused confidential information received from Avatex about subsidiaries of Avatex (FoxMeyer Corporation and FoxMeyer Drug Corporation, collectively the "FoxMeyer Subsidiaries"), and attempted to monopolize the market for pharmaceutical and health care product distribution by attempting to injure or destroy the FoxMeyer Subsidiaries. The Company is named as one of twelve "Manufacturer Defendants" alleged to have conspired with McKesson Corporation in doing, among other things, the above and (i) inducing Avatex to refrain from seeking other suitable purchasers for the FoxMeyer
        Subsidiaries and (ii) causing Avatex to believe that McKesson was serious about purchasing Avatex's assets at fair value, when, in fact, McKesson was not. The Manufacturer Defendants and McKesson are also alleged to have intentionally and tortiously interfered with a number of business expectancies and opportunities. The complaint seeks from the Manufacturer Defendants and McKesson compensatory damages of at least $400 million and punitive damages in an unspecified amount, as well as Avatex's costs and attorney's fees. The Company has filed an answer denying Avatex's allegations. The matter has been transferred to the Federal Bankruptcy Court in Dallas, Texas (the "Texas Bankruptcy Court"). The Manufacturer Defendants subsequently sought to transfer the matter to the Federal Bankruptcy Court in Delaware (the "Delaware Bankruptcy Court"), where the FoxMeyer Subsidiaries' Chapter 7 bankruptcy action is pending. The Company is a creditor in such bankruptcy proceeding. On August 27, 1997, the Texas Bankruptcy Court denied the motion to transfer venue to the Delaware Bankruptcy Court, but decided that it would adhere to any decision made by the Delaware Bankruptcy Court regarding, among other things, ownership of claims asserted by
        Avatex, as described below. McKesson and the Manufacturer Defendant's have intervened in an action brought by the Chapter 7 trustee in the Delaware Bankruptcy Court that seeks to enjoin the FoxMeyer Lawsuit and have moved for partial summary judgment in that proceeding, asserting that Avatex is not the owner of the alleged causes of action. To date, no discovery has occurred in either the

        Texas  Bankruptcy  Court  adversary   proceedings  or  the   Delaware
        Bankruptcy Court adversary proceeding for injunction.


             While it is not possible to predict accurately or determine the eventual outcome of the above described legal matters or various other legal proceedings (including patent disputes) involving Amgen, the Company believes that the outcome of these proceedings will not have a material adverse effect on its financial statements.


        5.   Stockholders' equity

             During the nine months ended September 30, 1997, the Company repurchased 7.4 million shares of its common stock at a total cost of $416.5 million which substantially completed the $450 million amount authorized for 1997 under its common stock repurchase program. In
        October 1997, the Board of Directors authorized the Company to repurchase up to an additional $1 billion of common stock through December 31, 1998. Stock repurchased under the program is retired.


        Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        Liquidity and Capital Resources

             Cash provided by operating activities has been and is expected to continue to be the Company's primary source of funds. During the nine months ended September 30, 1997, operations provided $665.6 million of cash compared with $545.7 million during the same period last year. The Company had cash, cash equivalents and marketable securities of $1,101.7 million at September 30, 1997, compared with $1,077 million at December 31, 1996.

             Capital expenditures totaled $292 million for the nine months ended September 30, 1997, compared with $167.6 million for the same period a year ago. The Company anticipates spending approximately $350 million to $400 million on capital projects and equipment to expand the Company's global operations in 1997. Thereafter over the next few years, capital expenditures are expected to average approximately $350-$450 million per year.

             The Company receives cash from the exercise of employee stock options. During the nine months ended September 30, 1997, stock options and their related tax benefits provided $127.6 million of cash compared with $98.4 million for the same period last year. Proceeds from the exercise of stock options and their related tax benefits will vary from period to period based upon, among other factors, fluctuations in the market value of the Company's stock relative to the exercise price of such options.

             The Company has a stock repurchase program primarily to offset the dilutive effect of its employee stock option and stock purchase plans. During the nine months ended September 30, 1997, the Company purchased 7.4 million shares of its common stock at a cost of $416.5 million compared with 6.1 million shares purchased at a cost of $346.8 million during the same period last year. In October 1997, the Board of Directors authorized the Company to repurchase up to $1 billion of common stock through December 31, 1998. During the remainder of 1997, the Company expects to complete the $450 million previously authorized for 1997 repurchases and to utilize a portion of the additional $1 billion recently authorized for the repurchase program.

             During the nine months ended September 30, 1997, the Company repaid $118.2 million of maturing debt consisting of $68.2 million of promissory notes and $50 million of debt securities. At September 30, 1997, the Company had $159 million of unsecured debt outstanding. Of this total, $59 million bears interest at fixed rates averaging 5.8% and matures in approximately one to six years. In April 1997, the Company issued $100 million of debt securities which bear interest at a fixed rate of 8.1% and mature on April 1, 2097. These debt securities were issued to refinance a portion of debt that has matured in 1997.

             The Company also has sources of debt financing in order to provide for financial flexibility and increased liquidity. The Company has a commercial paper program which provides for short-term borrowings up to an aggregate face amount of $200 million. The
        Company also has a $150 million revolving line of credit for borrowings and to support the commercial paper program. As of September 30, 1997, no amounts were outstanding under either source.

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

             The Company believes that existing funds, cash generated from operations and existing sources of debt financing are adequate to satisfy its working capital and capital expenditure requirements for the foreseeable future. However, the Company may raise additional capital from time to time.

        Results of Operations

          Product sales

             Product sales increased 4% and 8% for the three and nine months ended September 30, 1997, respectively, compared with the same periods last year.

             NEUPOGEN(R) (Filgrastim)

             Worldwide NEUPOGEN(R) sales were $267.9 million and $784.1 million for the three and nine months ended September 30, 1997, respectively. These amounts represent increases of $9.1 million and $37.8 million or 4% and 5%, respectively, over the same periods last year. These increases are primarily due to demand growth, higher prices and the favorable effects of wholesaler buying patterns. Unfavorable foreign currency effects and European Union ("EU") government initiatives to lower health care expenditures reduced growth in EU sales. In addition, the Company believes that the use of protease inhibitors as a treatment for AIDS has reduced sales of NEUPOGEN(R) for off-label use as a supportive therapy in this setting. NEUPOGEN(R) is not approved or promoted for such use, except in Australia and Canada.

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

             The growth of the colony stimulating factor ("CSF") market in the EU in which NEUPOGEN(R) competes has slowed, principally due to EU government pressures on physician prescribing practices in response to on-going government initiatives to reduce health care expenditures. Additionally, the Company faces competition from another granulocyte CSF product. Although the Company's CSF market share in the EU has remained relatively constant over the last several quarters, the Company does not expect the competitive intensity to subside in the near future.

             EPOGEN(R) (Epoetin alfa)

             EPOGEN(R) sales were $284.9 million and $871.4 million for the three and nine months ended September 30, 1997, respectively. These amounts represent increases of $10.4 million and $88.6 million or 4% and 11%, respectively, over the same periods last year. For the nine months ended September 30, 1997, the increase was primarily due to continued increases in the U.S. dialysis patient population. Although sales for the three months ended September 30, 1997 benefited from increases in the U.S. dialysis patient population, EPOGEN(R) sales during this period continued to be adversely affected by reimbursement changes implemented on September 1, 1997 by the Health Care Finance Administration ("HCFA"). Prior to these changes, Fiscal Intermediaries under contract to HCFA were authorized to pay reimbursement claims for patients whose hematocrits were above the FDA approved level of 36 percent with adequate medical justification. Under the new rules, medical justification will no longer be accepted for payment of claims above 36 percent, and reimbursement will be denied if the current month's hematocrit is 36 or above and the patient's hematocrit exceeds 36.5 percent on an historical 90-day "rolling average" basis. It has been and remains difficult to predict EPOGEN(R) usage under this policy because individual patient hematocrit variability is high, the timing and nature of dialysis center actions varies widely, and the twice postponed implementation date has lengthened the duration of the implementation period. Beginning in the second quarter of 1997, the Company experienced and continues to experience an impact on EPOGEN(R) sales of lowered and withheld doses as some dialysis providers attempt to reduce hematocrits to avoid or minimize future claim denials. The Company anticipates that because patient hematocrits can vary significantly from month to month, physicians will continue to administer lowered doses and withhold doses to maintain hematocrits at a level which, in their judgment, is sufficiently low to avoid or minimize claim denials. Amgen is aggressively providing information and guidance to dialysis providers on changes in their practices to both maximize patient outcomes to the greatest extent permitted by the new policy and to avoid or minimize the potential that claims will be denied. It is not possible to predict which practices will be adopted by each dialysis center or when they will do so.

          Corporate partner revenues

             Corporate partner revenues increased by $7.7 million and $11.3 million, or 33% and 13%, during the three and nine months ended September 30, 1997, respectively, compared with the same periods last year. These increases are primarily due to increased revenues from Yamanouchi Pharmaceutical Co., Ltd.

          Cost of sales

             Cost of sales as a percentage of product sales was 13.4% and 13.5% for the three and nine months ended September 30, 1997, respectively, compared to 13.7% and 13.6% for the same periods last year. In 1997, cost of sales as a percentage of product sales is expected to range from 13%-14% reflecting continuing efficiencies of the Puerto Rican operations.

          Research and development

             During the three and nine months ended September 30, 1997, research and development expenses increased $42.2 million and $81.1 million, or 32% and 21%, respectively, compared with the same periods last year. These increases are primarily due to higher clinical and pre-clinical activities, including staff-related expenses, necessary to support ongoing product development activities, and in the third quarter of 1997, a $15 million initial payment to Guilford Pharmaceuticals pursuant to a licensing agreement. In 1997, research and development expenses are expected to increase at a rate exceeding the Company's product sales growth rate. This increase is planned for internal efforts on development of product candidates, for discovery, and for licensing efforts.

          Marketing and selling/General and administrative

             Marketing and selling expenses decreased $3.2 million, or 4%, and increased $0.6 million, or 0.3%, during the three and nine months ended September 30, 1997, respectively, compared with the same periods last year. The three and nine month periods both benefited from lower European marketing expenses resulting from the favorable effects of foreign currency exchange rates and lower expenses related to the Johnson & Johnson arbitration. These reductions were partially or fully offset by higher staff-related costs and higher outside marketing expenses.

             General and administrative expenses increased $4.1 million and $15.2 million, or 10% and 13%, respectively, during the three and nine months ended September 30, 1997 compared with the same periods last year. These increases were primarily due to higher staff-related expenses.

             In 1997, marketing and selling expenses combined with general and administrative expenses are expected to have an aggregate annual growth rate lower than the anticipated annual product sales growth rate due in part to the favorable impact of foreign currency exchange rates on European expenses and reduced expenses related to the Johnson & Johnson arbitration.

          Legal assessment

             During the three months ended September 30, 1997, the Company recorded a pre-tax charge of $157 million relating to a spillover arbitration award to Johnson & Johnson. See Note 4 to the Condensed Consolidated Financial Statements - "Johnson & Johnson arbitrations".

          Interest and other income

             Interest and other income increased $0.7 million and $3.4 million, or 4% and 7%, respectively, during the three and nine months ended September 30, 1997 compared with the same periods last year. The increases are principally due to higher income from the Company's investment portfolio and gains on foreign currency denominated contracts, and are partially offset by certain non-operating expenses. Interest and other income is expected to fluctuate from period to period primarily due to changes in cash balances and interest rates.

          Income taxes

             The Company's effective tax rates for the three and nine months ended September 30, 1997 was 5.1% and 24.7% compared with 28% and 29.8%, respectively, for the same periods last year. These decreases are primarily the result of reduced pretax income due to the legal assessment recorded in the third quarter of 1997 (see "--Legal assessment") without a corresponding reduction in tax benefits related to Puerto Rican operations. The rates for the 1997 periods also benefited from the extension of the federal research and experimentation tax credit enacted during the third quarter of 1997. Tax rates have been reduced during the last five quarters due to a favorable ruling received in the third quarter of 1996 from the Puerto Rican government with respect to tollgate taxes applicable to earnings in Puerto Rico. In 1998, the Company expects the tax rate to increase to approximately 30%, due to a change in the U.S. federal tax law which limits the tax benefits related to manufacturing in Puerto Rico, the location of the Company's fill-and-finish facility.

          Foreign currency transactions

             The Company has a program to manage certain portions of its exposure to fluctuations in foreign currency exchange rates arising from international operations. The Company generally hedges the receivables and payables with foreign currency forward contracts, which typically mature within six months. The Company uses foreign currency option and forward contracts which generally expire within 12 months to hedge certain anticipated future sales and expenses. At September 30, 1997, outstanding foreign currency option and forward contracts totaled $49.1 million and $78.1 million, respectively.

        Financial Outlook

             Worldwide NEUPOGEN(R) (Filgrastim) sales  for 1997 are  expected to grow at a rate lower than the 1996 growth rate. Future NEUPOGEN(R) sales increases are dependent primarily upon further penetration of existing markets, the timing and nature of additional indications for which the product may be approved and the effects of competitive products. Although not approved or promoted for use in Amgen's domestic or foreign markets, except for Australia and Canada, the Company believes that approximately 10% of its worldwide NEUPOGEN(R) sales are from off-label use as a supportive therapy to various AIDS treatments. Changes in AIDS therapies, including therapies that may be less myelosuppressive, are believed to have adversely affected and are expected to continue to adversely affect such sales. NEUPOGEN(R) usage is expected to continue to be affected by cost containment pressures on health care providers worldwide. In addition, international NEUPOGEN(R) sales will continue to be subject to changes in foreign currency exchange rates and government budgets.

             The Company anticipates a single-digit sales growth rate for EPOGEN(R) (Epoetin alfa) in 1997. The Company also anticipates that, without any modifications to the reimbursement changes implemented by HCFA, additional sales growth due to dose, if any, is likely to be minimal; however, the Company believes that increases in the U.S. dialysis patient population will continue to grow EPOGEN(R) sales in the near term. Patients receiving treatment for end stage renal disease are covered primarily under medical programs provided by the federal government. Therefore, EPOGEN(R) sales may also be affected by future changes in reimbursement rates or the basis for reimbursement by the federal government. The Company is aware of reports that a draft report by the Inspector General recommends a 10% cut in Medicare reimbursement for EPOGEN. The Company believes that the Inspector General's report is now in a period of comment and cannot predict when a final recommendation will be publicly issued.

             In October 1997, the Company launched its third product, INFERGEN(R) (Interferon alfacon-1), for the treatment of chronic Hepatitis C Virus infection. There are currently other existing treatments for this infection against which INFERGEN(R) will compete. The Company cannot predict the extent to which it will penetrate this market. The Company is presently engaged in certain litigation related to INFERGEN(R), as described in the Company's Form 10-K for fiscal year ended December 31, 1996 and the quarterly reports on Form 10-Q for the quarters ended March 31, 1997 and June 30, 1997.

             The Company  anticipates  a  single digit  total  product  sales growth rate for 1997. Excluding the third quarter 1997 legal assessment, earnings per share is expected to grow at a low double digit rate in 1997. Estimates of future product sales and earnings per share, however, are necessarily speculative in nature and are difficult to predict with accuracy.

             In the third quarter of 1997, the Company announced that it is seeking a corporate partner for its ongoing inflammation research and development program located in Boulder, Colorado, which includes the product candidates IL-1ra (interleukin-1 receptor antagonist), TNFbp (tumor necrosis factor binding protein) and SLPI (secretory leukocyte protease inhibitor). However, there can be no assurance that the Company will be successful in finding an acceptable corporate partner or acceptable business terms.

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


                             PART II - OTHER INFORMATION

        Item 1.   Legal Proceedings

             The Company is engaged in arbitration proceedings with one of its licensees. For a complete discussion of these matters see Note 4 to the Condensed Consolidated Financial Statements - "Contingencies - Johnson & Johnson arbitrations". Other legal proceedings are also reported in Note 4 to the Condensed Consolidated Financial Statements and in the Company's Form 10-K for the year ended December 31, 1996, with material developments since that report described in the Company's Form 10-Q for the quarters ended March 31, 1997 and June 30, 1997 and below. While it is not possible to predict accurately or to determine the eventual outcome of these matters, the Company believes that the outcome of these legal proceedings will not have a material adverse effect on the financial statements of the Company.

          Biogen litigation

             On March 10, 1995, Biogen Inc. ("Biogen"), filed suit in the United States District Court for the District of Massachusetts alleging infringement by the Company of certain claims of U.S. Patent 4,874,702 (the "`702 Patent"), relating to vectors for expressing cloned genes. Biogen alleges that Amgen has infringed its patent by manufacturing and selling NEUPOGEN(R). On March 28, 1995, Biogen filed an amended complaint further alleging that the Company is also infringing the claims of two additional patents allegedly assigned to Biogen, U.S. Patent 5,401,642 (the "`642 Patent") and U.S. Patent No. 5,401,658 (the "`658 Patent"), relating to vectors, methods for making vectors and expressing closed genes. The amended complaint seeks injunctive relief, unspecified compensatory damages and treble damages. On April 24, 1995, the Company answered Biogen's amended complaint, denying its material allegations and pleading counterclaims for declaratory judgment of non-infringement, patent invalidity and unenforceability. On January 19, 1996, the Court decided, upon Biogen's motion to dismiss certain of Amgen's counterclaims, that it will exert jurisdiction over claims 9 and 17 of the `702 Patent, and dismissed all claims and counterclaims relating to any other claims of the `702 Patent. Amgen moved for Summary Judgment of invalidity of claim 9 of the `702 Patent. On July 7, 1997, the Company's Summary Judgment Motion was denied. On August 14, 1997, Amgen filed a Motion for Reconsideration of the Courts ruling on invalidity of claim 9 of the `702 patent. On October 20, 1997, the Motion for Reconsideration was also denied. These denials are not dispositive of the case, and the effect of the ruling is to reserve certain issues for trial. On October 22, 1997, Amgen moved for summary judgment of invalidity of the certain claims of the `702 and `651 Patents based on prior public uses of the claimed subject matter. Amgen concurrently moved for a partial interpretation of the claims at issue. In addition, on October 24, 1997, Amgen filed a motion for summary judgment of invalidity of particular claims of the patents-in-suit based on abandonment of the invention. Amgen also concurrently filed a motion to dismiss the lawsuit in its entirety based on Biogen's lack of standing to bring the lawsuit in view of Biogen's lack of ownership of the patents-in-suit. Discovery in the case is substantially completed. A trial date has not been set.

             In a separate matter, on July 30, 1997, Biogen filed a complaint in the United States District Court for the District of Massachusetts in Boston alleging that Amgen infringes claims 9 and 17 of the `702 Patent, and the `642 Patent and `658 Patent by making and using the claimed subject matter in the United States in the manufacture of INFERGEN(R), the Company's consensus interferon product. On September 17, 1997, Amgen responded to the Complaint by filing a motion to dismiss the case in its entirety due to Biogen's lack of standing to bring the lawsuit in view of Biogen's lack of ownership of the patents-in-suit. Amgen also filed a motion for summary judgment of patent invalidity of particular claims of the patents-in-suit due to abandonment of the invention. Biogen is seeking to consolidate this case with above-described case pertaining to NEUPOGEN(R). Discovery has not begun and a trial date has not been set.

          Genentech litigation

             On October 16, 1996,  Genentech, Inc. filed  suit in the  United
        States District Court for the Northern District of California seeking an unspecified amount of compensatory damages, treble damages and injunctive relief on its U.S. Patents 4,704,362, 5,221,619 and 4,342,832 ( the "'362, `619 and `832 Patents"), relating to vectors for expressing cloned genes and the methods for such expression. Genentech, Inc. alleges that Amgen has infringed its patents by manufacturing and selling NEUPOGEN(R). On December 2, 1996, Amgen was served with this lawsuit. On January 21, 1997, the Company answered the complaint and asserted counterclaims relating to invalidity and non-infringement of the patents-in-suit. On February 10, 1997, Genentech, Inc. served Amgen with a reply to the counterclaim and an additional counterclaim asserting U.S. Patent 5,583,013 (the "'013 Patent"), issued December 10, 1996, seeking relief similar to that sought for the '362, `619 and `832 Patents.
        On March 31, 1997, Amgen answered this pleading and asserted counterclaims relating to invalidity and non-infringement of the `013 Patent. Discovery is currently ongoing. The parties are in the process of exchanging papers pertaining to interpretation of the patent claims. A "Markman hearing" on claim construction is scheduled for March 1998.

          FoxMeyer Health Corporation

             See Note 4 to the Condensed Consolidated Financial Statements- "Contingencies - FoxMeyer Health Corporation".

        Item 6.   Exhibits and Reports on Form 8-K

             (a)  Reference is made to the Index to Exhibits included herein.

             (b) No reports on Form 8-K were filed during the three months ended September 30, 1997.

                                     SIGNATURES


             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             Amgen Inc.
                                             (Registrant)



        Date:     11/11/97                   By:/s/ Robert S. Attiyeh
        ------------------                   ---------------------------------
                                                Robert S. Attiyeh
                                                Senior Vice President, Finance
                                                and Corporate Development, and
                                                Chief Financial Officer




        Date:     11/11/97                   By:/s/ Kathryn E. Falberg
        ------------------                   ---------------------------------
                                                Kathryn E. Falberg
                                                Vice President, Corporate
                                                Controller and Chief
                                                Accounting Officer

                                     AMGEN INC.


                                  INDEX TO EXHIBITS


        Exhibit No.                     Description

          3.1       Restated Certificate of Incorporation as amended. (26)
          3.2       Amended and Restated Bylaws. (27)
          4.1 Indenture dated January 1, 1992 between the Company and Citibank N.A., as trustee. (11)
          4.2       Forms of Commercial Paper Master Note Certificates. (14)
          4.3 First Supplement to Indenture, dated February 26, 1997 between the Company and Citibank N.A., as trustee. (23)
          4.4 Officer's Certificate pursuant to Sections 2.1 and 2.3 of the Indenture, as supplemented, establishing a series of securities "8-1/8% Debentures due April 1, 2097."
                    (25)
          4.5       8-1/8% Debentures due April 1, 2097. (25)
          4.6 Form of stock certificate for the common stock, par value $.0001 of the Company. (26)
         10.1       Company's  Amended  and Restated  1991  Equity  Incentive
                    Plan. (24)
         10.2       Company's Amended  and Restated 1984  Stock Option  Plan.
                    (21)
         10.3 Shareholder's Agreement of Kirin-Amgen, Inc., dated May 11, 1984, between the Company and Kirin Brewery Company, Limited (with certain confidential information deleted therefrom). (1)
         10.4 Amendment Nos. 1, 2, and 3, dated March 19, 1985, July 29, 1985 and December 19, 1985, respectively, to the Shareholder's Agreement of Kirin-Amgen, Inc., dated May 11, 1984 (with certain confidential information deleted therefrom). (3)
         10.5 Product License Agreement, dated September 30, 1985, and Technology License Agreement, dated, September 30, 1985 between the Company and Ortho Pharmaceutical Corporation (with certain confidential information deleted therefrom). (2)
         10.6 Product License Agreement, dated September 30, 1985, and Technology License Agreement, dated September 30, 1985 between Kirin-Amgen, Inc. and Ortho Pharmaceutical Corporation (with certain confidential information deleted therefrom). (3)
         10.7       Company's Amended  and Restated  Employee Stock  Purchase
                    Plan. (21)
         10.8 Research, Development Technology Disclosure and License Agreement PPO, dated January 20, 1986, by and between the Company and Kirin Brewery Co., Ltd. (4)
         10.9 Amendment Nos. 4 and 5, dated October 16, 1986 (effective July 1, 1986) and December 6, 1986 (effective July 1, 1986), respectively, to the Shareholders Agreement of Kirin-Amgen, Inc. dated May 11, 1984 (with certain confidential information deleted therefrom). (5)

         10.10 Assignment and License Agreement, dated October 16, 1986, between the Company and Kirin-Amgen, Inc. (with certain confidential information deleted therefrom). (5)
         10.11 G-CSF European License Agreement, dated December 30, 1986, between Kirin-Amgen, Inc. and the Company (with certain confidential information deleted therefrom). (5)
         10.12 Research and Development Technology Disclosure and License Agreement: GM-CSF, dated March 31, 1987, between Kirin Brewery Company, Limited and the Company (with certain confidential information deleted therefrom). (5)
         10.13 Company's Amended and Restated 1987 Directors' Stock Option Plan. (24)
         10.14      Company's Amended  and Restated 1988  Stock Option  Plan.
                    (21)
         10.15      Company's  Amended and  Restated Retirement  and  Savings
                    Plan. (21)
         10.16 Amendment, dated June 30, 1988, to Research, Development, Technology Disclosure and License
                    Agreement: GM-CSF dated March 31, 1987, between Kirin Brewery Company, Limited and the Company. (6)
         10.17 Agreement on G-CSF in the EU, dated September 26, 1988, between Amgen Inc. and F. Hoffmann-La Roche & Co. Limited Company (with certain confidential information deleted therefrom). (8)
         10.18 Supplementary Agreement to Agreement dated January 4, 1989 to Agreement on G-CSF in the EU, dated September 26, 1988, between the Company and F. Hoffmann-La Roche & Co. Limited Company, (with certain confidential information deleted therefrom). (8)
         10.19 Agreement on G-CSF in Certain European Countries, dated January 1, 1989, between Amgen Inc. and F. Hoffmann-La Roche & Co. Limited Company (with certain confidential information deleted therefrom). (8)
         10.20 Rights Agreement, dated January 24, 1989, between Amgen Inc. and American Stock Transfer and Trust Company, Rights Agent. (7)
         10.21 First Amendment to Rights Agreement, dated January 22, 1991, between Amgen Inc. and American Stock Transfer and Trust Company, Rights Agent. (9)
         10.22 Second Amendment to Rights Agreement, dated April 2, 1991, between Amgen Inc. and American Stock Transfer and Trust Company, Rights Agent. (10)
         10.23 Agency Agreement, dated November 21, 1991, between Amgen Manufacturing, Inc. and Citicorp Financial Services Corporation. (12)
         10.24 Agency Agreement, dated May 21, 1992, between Amgen Manufacturing, Inc. and Citicorp Financial Services Corporation. (12)
         10.25 Guaranty, dated July 29, 1992, by the Company in favor of Merck Sharp & Dohme Quimica de Puerto Rico, Inc. (13)
         10.26 936 Promissory Note No. 01, dated December 11, 1991, issued by Amgen Manufacturing, Inc. (12)
         10.27 936 Promissory Note No. 02, dated December 11, 1991, issued by Amgen Manufacturing, Inc. (12)
         10.28 936 Promissory Note No. 001, dated July 29, 1992, issued by Amgen Manufacturing, Inc. (12)

         10.29 936 Promissory Note No. 002, dated July 29, 1992, issued by Amgen Manufacturing, Inc. (12)
         10.30 Guaranty, dated November 21, 1991, by the Company in favor of Citicorp Financial Services Corporation. (12)
         10.31 Partnership Purchase Agreement, dated March 12, 1993, between the Company, Amgen Clinical Partners, L.P., Amgen Development Corporation, the Class A limited partners and the Class B limited partner. (13)
         10.32      Amgen Supplemental  Retirement Plan dated  June 1,  1993.
                    (15)
         10.33      Promissory Note  of Mr. Kevin  W. Sharer,  dated June  4,
                    1993. (15)
         10.34      Promissory Note of  Mr. Larry A. May, dated February  24,
                    1993. (16)
         10.35      Amgen Performance Based Management Incentive Plan. (24)
         10.36 Agreement and Plan of Merger, dated as of November 17, 1994, among Amgen Inc., Amgen Acquisition Subsidiary, Inc. and Synergen, Inc. (17)
         10.37 Third Amendment to Rights Agreement, dated as of February 21, 1995, between Amgen Inc. and American Stock Transfer Trust and Trust Company (18)
         10.38 Credit Agreement, dated as of June 23, 1995, among Amgen Inc., the Borrowing Subsidiaries named therein, the Banks named therein, Swiss Bank Corporation and ABN AMRO Bank N.V., as Issuing Banks, and Swiss Bank Corporation, as Administrative Agent. (19)
         10.39 Promissory Note of Mr. George A. Vandeman, dated December 15, 1995. (20)
         10.40 Promissory Note of Mr. George A. Vandeman, dated December 15, 1995. (20)
         10.41      Promissory  Note of  Mr.  Stan Benson,  dated  March  19,
                    1996. (20)
         10.42 Amendment No. 1 to the Company's Amended and Restated Retirement and Savings Plan. (21)
         10.43 Amendment Number 5 to the Company's Amended and Restated Retirement and Savings Plan dated January 1, 1993. (24)
         10.44 Amendment Number 2 to the Company's Amended and Restated Retirement and Savings Plan dated April 1, 1996. (24)
         10.45 First Amendment to Credit Agreement, dated as of December 12, 1996, among Amgen Inc., the Borrowing Subsidiaries named therein, and Swiss Bank Corporation as Administrative Agent. (24)
         10.46 Fourth Amendment to Rights Agreement, dated February 18, 1997 between Amgen Inc. and American Stock Transfer and Trust Company, Rights Agent. (22)
         10.47 Preferred Share Rights Agreement, dated February 18, 1997, between Amgen Inc. and American Stock Transfer and Trust Company, Rights Agent. (22)
         10.48 Consulting Agreement, dated November 15, 1996, between the Company and Daniel Vapnek. (24)
         10.49 Agreement, dated May 30, 1995, between the Company and George A. Vandeman. (24)
         10.50 First Amendment, effective January 1, 1998, to the Company's Amended and Restated Employee Stock Purchase Plan. (27)

         10.51      Third  Amendment,  effective  January  1,  1997,  to  the
                    Company's  Amended and  Restated Retirement  and  Savings
                    Plan dated April 1, 1996. (27)
         10.52      Heads  of Agreement  dated April  10, 1997,  between  the
                    Company and  Kirin Amgen, Inc., on  the one hand, and  F.
                    Hoffmann-La Roche Ltd.,  on the other hand (with  certain
                    confidential information deleted therefrom). (27)
         10.53      Binding  Term  Sheet,  dated  August  20,  1997,  between
                    Guilford Pharmaceuticals  Inc. ("Guilford")  and GPI  NIL
                    Holdings,   Inc.,   and   Amgen   Inc.   (with    certain
                    confidential information deleted therefrom). (28)
        *11         Computation of per share earnings.
        *27         Financial Data Schedule.
        *99         Sections  appearing   under  the  heading   "Management's
                    Discussion  and  Analysis  of  Financial  Condition   and
                    Results  of  Operations-Factors That  May  Affect  Future
                    Results" in the Company's Annual Report on Form 10-K  for
                    the year ended December 31, 1996.
        ----------------


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

        (13) Filed as an exhibit to the Form 8-A dated March 31, 1993 and incorporated herein by reference.
        (14) Filed as an exhibit to the Form 10-Q for the quarter ended March 31, 1993 on May 17, 1993 and incorporated herein by reference.
        (15) Filed as an exhibit to the Form 10-Q for the quarter ended September 30, 1993 on November 12, 1993 and incorporated herein by reference.
        (16) Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1993 on March 25, 1994 and incorporated herein by reference.
        (17) Filed as an exhibit to the Form 8-K Current Report dated November 18, 1994 on December 2, 1994 and incorporated herein by reference.
        (18) Filed as an exhibit to the Form 8-K Current Report dated February 21, 1995 on March 7, 1995 and incorporated herein by reference.
        (19) Filed as an exhibit to the Form 10-Q for the quarter ended June 30, 1995 on August 11, 1995 and incorporated herein by reference.
        (20) Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1995 on March 29, 1996 and incorporated herein by reference.
        (21) Filed as an exhibit to the Form 10-Q for the quarter ended September 30, 1996 on November 5, 1996 and incorporated herein by reference.
        (22) Filed as an exhibit to the Form 8-K Current Report dated February 18, 1997 on February 28, 1997 and incorporated herein by reference.
        (23) Filed as an exhibit to the Form 8-K Current Report dated March 14, 1997 on March 14, 1997 and incorporated herein by reference.
        (24) Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1996 on March 24, 1997 and incorporated herein by reference.
        (25) Filed as an exhibit to the Form 8-K Current Report dated April 8, 1997 on April 8, 1997 and incorporated herein by reference.
        (26) Filed as an exhibit to the Form 10-Q for the quarter ended March 31, 1997 on May 13, 1997.
        (27) Filed as an exhibit to the Form 10-Q for the quarter ended June 30, 1997 on August 12, 1997.
        (28) Filed as exhibit 10.47 to the Guilford Form 8-K Current Report dated August 20, 1997 on September 4, 1997 and incorporated herein by reference.