Form 10-K
period 1997-12-31
AMGEN INC
filed 1998-03-24
CIK 318154

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549
                                   FORM 10-K
     (Mark One)
     [ X ]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 1997
               OR
     [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934
     Commission file number 0-12477

                                   AMGEN INC.
             (Exact name of registrant as specified in its charter)
             Delaware                                       95-3540776
     (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                    Identification No.)

     One Amgen Center Drive, Thousand Oaks, California           91320-1789
      (Address of principal executive offices)                   (Zip Code)

     Registrant's telephone number, including area code:       805-447-1000

           Securities registered pursuant to Section 12(g) of the Act:
          Common stock, $.0001 par value, Common shares purchase rights,
                     Contractual contingent payment rights
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
     days.     Yes  X  No
     Indicate by check mark if disclosure of delinquent filers pursuant  to
     Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The approximate aggregate market value of voting and non-voting stock held by non-affiliates of the registrant was $13,380,017,000 as of February 28, 1998 (A)
                                     255,754,703
     (Number of shares of common stock outstanding as of February 28, 1998)

     Documents incorporated by reference:
                     Document                             Form 10-K Parts
     Definitive 1998 Proxy Statement, to be filed within
     120 days of December 31, 1997 (specified portions)          III

     (A) Excludes 3,895,561 shares of common stock held by directors and officers, and any stockholders whose ownership exceeds five percent of the shares outstanding, at February 28, 1998. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, directly or indirectly, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

                                     PART I


     Item 1.   BUSINESS

     Overview

          Amgen Inc. ("Amgen" or the "Company") is a global biotechnology company that discovers, develops, manufactures and markets human therapeutics based on advances in cellular and molecular biology.

          The Company manufactures and markets three human therapeutic products, NEUPOGEN(R) (Filgrastim), EPOGEN(R) (Epoetin alfa) and INFERGEN(R) (Interferon alfacon-1). NEUPOGEN(R) selectively stimulates the production of neutrophils, one type of white blood cell. The Company markets NEUPOGEN(R) in the United States, countries of the European Union ("EU"), Canada and Australia for use in decreasing the incidence of infection in patients undergoing myelosuppressive chemotherapy. In addition, NEUPOGEN(R) is marketed in most of these countries for use in reducing the duration of neutropenia for patients undergoing myeloablative therapy followed by bone marrow transplantation, for reducing symptoms in patients with severe chronic neutropenia and to support peripheral blood progenitor cell ("PBPC") transplantations. In 1997, regulatory authorities in Australia and Canada approved NEUPOGEN(R) to treat neutropenia in HIV patients receiving antiviral and/or other myelosuppressive medications. EPOGEN(R) stimulates the production of red blood cells and is marketed by Amgen in the United States for the treatment of anemia associated with chronic renal failure in patients on dialysis. INFERGEN(R) is a non-naturally occurring type-1 interferon which stimulates the immune system to fight viral infections. The Company began marketing INFERGEN(R) in the United States in October 1997 for the treatment of chronic hepatitis C viral infection.

          The Company focuses its research efforts on secreted protein therapeutics, neuroscience and cancer therapeutics and its development efforts on human therapeutics in the areas of hematology, oncology, infectious disease, neurobiology, endocrinology, and inflammation. The Company has research facilities in the United States and Canada and has clinical development staff in the United States, the EU, Canada, Australia, Japan, Hong Kong and the People's Republic of China. To augment internal research and development efforts, the Company has established external research collaborations and has acquired certain product and technology rights.

          Amgen operates commercial manufacturing facilities located in the United States, Puerto Rico and The Netherlands. A sales and marketing force is maintained in the United States, the EU, Canada and
     Australia. In addition, Amgen has entered into licensing and co-promotion agreements to market NEUPOGEN(R), EPOGEN(R) and INFERGEN(R) in certain geographic areas.

          The Company was incorporated in California in 1980 and was merged into a Delaware corporation in 1987. Amgen's principal executive offices are located at One Amgen Center Drive, Thousand Oaks, California 91320-1789.
                                     2

     Products

       Recombinant human granulocyte colony-stimulating factor

          NEUPOGEN(R) (proper name - Filgrastim) is Amgen's registered trademark for its recombinant human methionyl granulocyte colony-stimulating factor ("G-CSF"), a protein that selectively stimulates production of certain white blood cells known as neutrophils. Neutrophils are the body's first defense against infection. Treatments for various diseases and diseases themselves can result in extremely low numbers of neutrophils, a condition called neutropenia. Myelosuppressive chemotherapy, one treatment option for individuals with cancer, targets cell types which grow rapidly, such as tumor cells, neutrophils and other types of blood cells. Providing NEUPOGEN(R) as an adjunct to myelosuppressive chemotherapy can reduce the duration of neutropenia and thereby reduce the potential for infection.

          Severe chronic neutropenia is an example of disease-related neutropenia. In severe chronic neutropenia, the body fails to manufacture sufficient neutrophils. Chronic administration of NEUPOGEN(R) has been shown to reduce the incidence and duration of neutropenia-related consequences such as fever and infections in patients with severe chronic neutropenia.

          Patients undergoing bone marrow transplantation are treated with NEUPOGEN(R) to accelerate recovery of neutrophils following chemotherapy and bone marrow infusion. NEUPOGEN(R) also has been shown to induce immature blood cells (progenitor cells) to migrate (mobilize) from the bone marrow into the blood circulatory system. When these progenitor cells (PBPC) are collected from the blood, stored and re-infused after high dose chemotherapy (transplanted), recovery of platelets, red blood cells and neutrophils is accelerated. PBPC transplantation is becoming an alternative to autologous bone marrow transplantation for some patients.

          In the United States, NEUPOGEN(R) was initially indicated to decrease the incidence of infection as manifested by febrile neutropenia for patients with non-myeloid malignancies undergoing myelosuppressive chemotherapy. Subsequently, the U.S. Food and Drug Administration ("FDA") approved NEUPOGEN(R) for three additional indications: (1) to reduce the duration of neutropenia for patients with non-myeloid malignancies undergoing myeloablative therapy followed by bone marrow transplantation; (2) to reduce the incidence and duration of neutropenia-related consequences in symptomatic patients with congenital neutropenia, cyclic neutropenia or idiopathic neutropenia (collectively, severe chronic neutropenia); and (3) for use in mobilization of PBPC for stem cell transplantation. In the EU, Canada and Australia, NEUPOGEN(R) is marketed for these same four indications. Also, in 1997, regulatory authorities in Australia and Canada approved NEUPOGEN(R) to treat neutropenia in HIV patients receiving antiviral and/or other myelosuppressive medications.

          The Company is pursuing additional indications with NEUPOGEN(R). Clinical trials were completed examining NEUPOGEN(R) as an adjunct to chemotherapy in patients with acute myelogenous leukemia ("AML"). License applications for approval of this supplemental indication were submitted to the U.S., EU, Canadian and Australian regulatory authorities in 1996. The Company is in discussions with the FDA regarding this submission. In addition, a trial for the treatment of neutropenia in HIV infected patients was completed and a supplemental licensing application for approval of this indication was submitted to the FDA in 1996. The FDA has raised concerns about whether this submission is approvable; the Company is in discussions with the FDA and cannot predict the outcome of these discussions. Later stage trials examining NEUPOGEN(R) as an adjunct to dose-intensified chemotherapy in patients with various tumor types are ongoing. The Company is also continuing to investigate the potential benefits of NEUPOGEN(R) for patients in severe pneumonia settings.

          In March 1996, NEUPOGEN(R) was approved for use in the United Kingdom (the "UK") as a supportive therapy to treat neutropenia in people with advanced HIV infection. The initial submission to the UK was made as part of the EU mutual recognition procedure that enables companies to seek approvals in other EU countries. Due to the completion of a randomized trial in 1996 that served as the basis for an FDA submission in this indication, the Company intends to supplement the original filing in Europe by submitting these additional data. To facilitate this procedure, it was necessary for the Company to request in February 1997 the withdrawal of the original approval in the UK.

          The Company began selling NEUPOGEN(R) in the United States in February 1991 pursuant to a licensing agreement with Kirin-Amgen, Inc. ("Kirin-Amgen"), a joint venture between Kirin Brewery Company, Limited ("Kirin") and Amgen. Kirin markets GRAN(R), its G-CSF product, in Japan, the People's Republic of China, Taiwan and Korea under licensing agreements with Kirin-Amgen (see "Joint Ventures and Business Relationships - Kirin Brewery Company, Limited"). In the EU, NEUPOGEN(R) is commercialized by Amgen and F. Hoffman-La Roche Ltd ("Roche") under a co-promotion agreement (see "Joint Ventures and Business Relationships - F. Hoffman-La Roche Ltd"). In geographic areas of the world other than those above, Roche markets NEUPOGEN(R) under licenses from Amgen and Kirin-Amgen (see "Joint Ventures and Business Relationships - Kirin Brewery Company, Limited" and "Joint Ventures and Business Relationships - F. Hoffman La Roche Ltd").

          For the years ended  December 31, 1997, 1996  and 1995, sales  of
     NEUPOGEN(R)  accounted   for   approximately   44%,   45%   and   48%,
     respectively, of total revenues.

       Recombinant human erythropoietin

          EPOGEN(R) (proper name - Epoetin alfa) is Amgen's registered trademark for its recombinant human erythropoietin product, a protein that stimulates red blood cell production. Red blood cells transport oxygen to all cells of the body. Without adequate amounts of erythropoietin, the red blood cell count is reduced, thereby diminishing the ability of the blood to deliver sufficient amounts of oxygen to the body, resulting in anemia. People with chronic renal failure suffer from anemia because they do not produce sufficient amounts of erythropoietin, which is normally produced in healthy kidneys. EPOGEN(R) is effective in the treatment of anemia associated with chronic renal failure for patients on dialysis and is indicated to elevate or maintain the red blood cell level (as manifested by
                                     4
     hematocrit or hemoglobin determinations) and to decrease the need for blood transfusions in these patients.

          In the United States, Amgen was granted rights to market recombinant human erythropoietin under a licensing agreement with Kirin-Amgen (see "Joint Ventures and Business Relationships - Kirin Brewery Company, Limited"). The Company began selling EPOGEN(R) in 1989 when the FDA approved its use in the treatment of anemia associated with chronic renal failure. In 1994, the FDA cleared a supplement to the Epoetin alfa product license which included an expanded target hematocrit range for patients with chronic renal failure. The target hematocrit, or percentage of red blood cells, was expanded to a range of 30 to 36 percent from the previously indicated range of 30 to 33 percent.

          The Company has retained exclusive rights to market EPOGEN(R) in the United States for dialysis patients. Amgen has granted Ortho Pharmaceutical Corporation, a subsidiary of Johnson & Johnson, hereafter referred to as "Johnson & Johnson", a license to pursue commercialization of recombinant human erythropoietin as a human therapeutic in the United States in all markets other than dialysis and diagnostics. See Note 1 to the Consolidated Financial Statements, "Summary of significant accounting policies - Product sales" and Note 4 to the Consolidated Financial Statements, "Contingencies - Johnson & Johnson arbitrations". In countries other than the United States (except as described above), the People's Republic of China and Japan, Johnson & Johnson was granted rights to pursue the commercialization of erythropoietin as a human therapeutic under a licensing agreement with Kirin-Amgen. Affiliates of Johnson & Johnson manufacture and market erythropoietin for treatment of anemia associated with chronic renal failure under the trademark EPREX(R) in several countries. See "Joint Ventures and Business Relationships - Johnson & Johnson".

          In Japan and the People's Republic of China, Kirin was granted rights to market recombinant human erythropoietin under a licensing agreement with Kirin-Amgen (see "Joint Ventures and Business Relationships - Kirin Brewery Company, Limited"). Kirin markets its recombinant human erythropoietin product under the trademark ESPO(R).

          For the years ended December 31, 1997, 1996 and 1995, sales of EPOGEN(R) accounted for approximately 48%, 48% and 46%, respectively, of total revenues.

       Other products

          INFERGEN(R) (proper name - Interferon alfacon-1) is Amgen's registered trademark for its recombinant consensus interferon, a non-naturally occurring protein that combines structural features of many interferon sub-types. Interferons are natural proteins produced by the body which stimulate the immune system to fight viral infections. Hepatitis C viral infection is a potentially deadly disease that, if not treated, may lead to cirrhosis and hepatocellular carcinoma, or liver cancer. In October 1997, Amgen received FDA approval and launched INFERGEN(R) for the 24-week treatment of chronic hepatitis C virus. The 24-week treatment includes newly diagnosed hepatitis C virus patients as well as patients whose prior treatment with interferon failed and are candidates for subsequent treatment. Results from a 48-week retreatment trial with INFERGEN(R) have been submitted and are under review by the FDA. Retreatment is an important part of interferon therapy since many hepatitis C virus patients fail initial treatment with interferon therapies. Amgen also filed a license application with Canadian regulatory authorities requesting clearance for marketing INFERGEN(R) for treatment of hepatitis C virus. In 1996, Amgen licensed to Yamanouchi
     Pharmaceutical Co., Ltd. of Tokyo ("Yamanouchi") the rights to develop, manufacture and commercialize Amgen's consensus interferon for all indications around the world except in the United States and Canada. Yamanouchi granted rights to the Company to co-develop and market Interferon alfacon-1 in Japan, the People's Republic of China, Hong Kong and Taiwan (see "Joint Ventures and Business Relationships - Yamanouchi Pharmaceutical Co., Ltd.").

     Product Candidates

       Hematology/Oncology/Infectious disease

          Hematopoietic growth factors are proteins which influence growth, migration, and maturation of certain types of blood cells. STEMGEN(R) (proper name - Ancestim), one of the Company's hematopoietic growth factors, has been shown to influence the production, mobilization, and maturation of progenitor cells. Human clinical trials have been completed which investigated the utility of STEMGEN(R) in combination with NEUPOGEN(R) for improved mobilization of progenitor cells prior to PBPC transplantation in patients with breast cancer. License applications for marketing clearance of STEMGEN(R) in this indication were submitted to the U.S., EU, Canadian and Australian regulatory authorities in 1997. The Company expects to launch STEMGEN(R) if approved by regulatory authorities.

          The Company is developing a sustained duration version of G-CSF to provide less frequent, potentially once-per-cycle, dosing and thereby potentially improve compliance and patient satisfaction. In 1997, Amgen began a human clinical trial of this second generation G-CSF product; this trial is ongoing.

          The Company's novel platelet growth factor, Megakaryocyte Growth and Development Factor ("MGDF"), another hematopoietic growth factor, has been shown in preclinical and early clinical research to be a promising agent for ameliorating the thrombocytopenia caused by intensive chemotherapy or irradiation. Thrombocytopenia, or severely depressed platelet numbers, can result in severe internal bleeding. In 1997, Amgen began a phase 3 clinical trial to treat thrombocytopenia resulting from bone marrow transplant procedures in the breast cancer treatment setting. In addition, the Company is currently investigating MGDF in several other cancer-support treatment settings and in a setting where normal platelet donors receive MGDF before platelet donation. The Company is collaborating in the development of MGDF with Kirin (see "Joint Ventures and Business Relationships - Kirin Brewery Company, Limited"). In 1995, Amgen, Kirin, and Kirin-Amgen signed agreements with Novo Nordisk A/S and certain of its subsidiaries (including ZymoGenetics, Inc.) for rights to thrombopoietin, a protein hormone that stimulates the production of platelets. The acquisition of these rights complements the development of MGDF.
                                     6

          Another hematopoietic growth factor in development at Amgen is novel erythropoiesis stimulating protein ("NESP"). Human clinical trials for NESP in the treatment of anemia in patients with chronic renal failure began in January 1997 and are currently ongoing. Early clinical data suggests that NESP may permit less frequent dosing than Epoetin alfa. The Company has entered into an agreement with Kirin to jointly develop and market NESP through its joint venture, Kirin-Amgen (see "Joint Ventures and Business Relationships - Kirin Brewery Company, Limited" and Note 4 to the Consolidated Financial Statements
     - "Contingencies - Johnson & Johnson arbitrations").

          Soft tissue growth factors are believed to play a role in accelerating or improving tissue regeneration and wound healing. In some cases, these agents may also protect tissues from injuries such as those associated with irradiation and chemotherapy. Amgen currently is conducting research on keratinocyte growth factor ("KGF"). Human clinical trials for KGF for the treatment of mucositis, a side effect often experienced by patients undergoing radiation therapy and chemotherapy, are ongoing. Mucositis is characterized as the irritation or ulceration of the lining of the gastrointestinal tract.

          In 1997, Amgen announced that it had ceased active participation in further device development with AmCell, Inc. ("AmCell"), although the Company continues to have an interest in cell selection technology by AmCell and other companies operating in the field. See "Joint Ventures and Business Relationships - Other business relationships".

       Endocrinology/Neurobiology

          The Company has discovery programs in endocrinology and neurological disorders. In the area of endocrinology, the Company is currently developing leptin. Leptin is the protein produced by the obesity gene. Leptin is made in fat cells and is believed to help regulate the amount of fat stored by the body. This protein has been shown in some preclinical animal models to produce a reduction in body weight and body fat. In 1995, The Rockefeller University granted to the Company an exclusive license which allows the Company to develop products based on the obesity gene. In 1996, Amgen commenced clinical trials with leptin and in June 1997, announced that early, preliminary data suggested that there was a dose range at which leptin had an acceptable safety profile and induced weight loss. Additional studies will be required before these conclusions can be confirmed. Ongoing clinical trials are evaluating the effect of leptin in patients with non-insulin dependent type II diabetes and obesity. To address the poor solubility of leptin seen at higher doses, Amgen has begun development of second-generation alternate leptin molecules. In 1998, a clinical trial with a second-generation leptin molecule commenced. Additionally, Amgen entered into a license agreement with Progenitor, Inc. which grants the Company certain exclusive rights for the development and commercialization of products using Progenitor's leptin receptor technology.

          Another focus of the Company's effort in endocrinology is in the area of hyperparathyroidism. Primary hyperparathyroidism ("HPT") is a disorder that causes excessive secretion of parathyroid hormone from the parathyroid gland, leading to elevated serum calcium, called hypercalcemia. This disorder currently lacks effective treatment other than surgery. Secondary HPT is commonly seen as a result of kidney failure, affecting as many as 80 percent of dialysis patients. Symptoms of hyperparathyroidism include bone loss, muscle weakness, depression and forgetfulness. The Company has entered into a license agreement with NPS Pharmaceuticals, Inc. ("NPS") for Amgen to develop and commercialize NPS's calcimimetic small molecules based on NPS's proprietary calcium receptor technology for the treatment of HPT. In 1997, Amgen completed a clinical trial in secondary HPT with the initial calcimimetic product candidate, R-568. As a result of more favorable metabolic and kinetic profiles, second generation calcimimetic compounds were screened and evaluated. A clinical trial in normal volunteers with a second generation calcimimetic compound began in 1997 and is ongoing.

          Neurotrophic factors are proteins which play a role in nerve cell protection and regeneration and which may therefore be useful in treating a variety of neurological disorders, including neurodegenerative diseases of the central and peripheral nervous systems, nerve injury and trauma. Glial cell-line derived neurotrophic factor ("GDNF") is in clinical studies for possible use in the treatment of Parkinson's disease. GDNF was added to the Company's neurobiology research program through the acquisition of Synergen, Inc. ("Synergen") (see "Joint Ventures and Business Relationships - Other business relationships").

          Human clinical testing of brain-derived neurotrophic factor ("BDNF"), is currently being conducted in collaboration with Regeneron Pharmaceuticals, Inc. ("Regeneron") (see "Joint Ventures and Business Relationships - Regeneron Pharmaceuticals, Inc."). A small, early stage clinical trial of BDNF investigating intrathecal administration for amyotrophic lateral sclerosis ("ALS" or Lou Gehrig's disease) is currently in progress. A Phase 3 clinical trial of BDNF with subcutaneous delivery for the treatment of ALS did not demonstrate clinical efficacy in the endpoints measured in patients with this disease. Regeneron continues to investigate BDNF in ALS patients on behalf of the collaboration with the Company. On behalf of the collaboration with the Company, Regeneron will undertake a number of small clinical studies with Neurotrophin-3 ("NT-3"). During 1997, Amgen announced the collaboration will not pursue additional trials of NT-3 in diabetic neuropathy or chemotherapy-induced neuropathy because initial results were not sufficiently promising.

          In 1997, Amgen acquired the rights from Guilford Pharmaceuticals Inc. ("Guilford") for a novel class of small molecule, orally-active, neurotrophic agents called FKBP-neuroimmunophilin compounds (see "Joint Ventures and Business Relationships - Other business relationships"). The FKBP-neuroimmunophilin compounds are being developed to promote nerve regeneration and repair in neurodegenerative disorders. In preclinical models, FKBP-neuroimmunophilin compounds have been shown to promote recovery in models of nerve injury and Parkinson's disease.

       Inflammation

          The inflammatory response is essential for defense against harmful micro-organisms and for the repair of damaged tissues. The failure of the body's control mechanisms regulating inflammatory response occurs in conditions such as rheumatoid arthritis, acute respiratory distress syndrome and asthma. Tumor necrosis factor binding protein ("TNFbp") and interleukin-1 receptor antagonist ("IL-1ra") were two product candidates added to the Company's inflammation research program through the acquisition of Synergen (see "Joint Ventures and Business Relationships - Other business relationships"). First generation molecules of TNFbp and Il-1ra have been in human clinical trials. A human clinical trial for TNFbp was completed for possible use in the treatment of rheumatoid arthritis. Because of potential issues with immunogenicity, a second generation molecule is being developed, and the Company does not intend to pursue further development of the first generation TNFbp. The second generation molecule of TNFbp, known as soluble tumor necrosis factor receptor 1, is in preclinical studies. A human clinical trial for IL_1ra in combination with methotrexate for treatment of rheumatoid arthritis is ongoing. The Company is developing second generation molecules as a sustained delivery formulation for IL-1ra, which have demonstrated some additional benefit in preclinical studies over the first generation product candidate. The Company is also conducting research to discover and develop other molecules for the treatment of inflammatory diseases. In 1997, Amgen announced that it is seeking a corporate partner for its inflammation research and development program (see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Outlook").

     Joint Ventures and Business Relationships

          The Company generally intends to self-market its products. From time to time it may supplement this effort by using joint ventures and other business relationships to provide additional marketing and product development capabilities. The Company also supplements its internal research and development efforts with acquisitions of product and technology rights and external research collaborations. Amgen has established the relationships described below and may establish others in the future.

       F. Hoffman-La Roche Ltd

          Amgen and Roche have entered into a long term agreement providing for the commercialization of NEUPOGEN(R) (Filgrastim) in the EU.
     Under this agreement, the companies collaborate in the EU on the commercialization and further clinical development of the product and share in related costs and profits from sales. Amgen has recently assumed from Roche most of the responsibilities for marketing, promotion, distribution and other key functions relating to product sales, and the Company is now distributing the product in most EU countries from its European Logistics Center. Amgen and Roche will also collaborate on the development of a second generation G-CSF product for the EU.

          Amgen and Roche have also entered into an agreement to commercialize NEUPOGEN(R) in certain European countries not located within the EU. Under this agreement, Roche markets NEUPOGEN(R) in these countries and pays a royalty to Amgen on these sales.

       Johnson & Johnson

          Amgen granted Johnson & Johnson a license to pursue commercialization of recombinant human erythropoietin as a human therapeutic in the United States in all markets other than dialysis and diagnostics. The Company is engaged in arbitration proceedings regarding this license. For a complete discussion of this matter see
     Note 4 to the Consolidated Financial Statements, "Contingencies - Johnson & Johnson arbitrations". In countries other than the United States (except as described above), the People's Republic of China and Japan, Johnson & Johnson was granted rights to pursue the commercialization of human erythropoietin as a therapeutic under a licensing agreement with Kirin-Amgen.

       Kirin Brewery Company, Limited

          The Company has a 50-50 joint venture (Kirin-Amgen) with Kirin. Kirin-Amgen, which was formed in 1984, develops and commercializes certain of the Company's and Kirin's technologies which have been transferred to this joint venture. Kirin-Amgen has given exclusive licenses to Amgen and Kirin to manufacture and market erythropoietin in the United States and Japan, respectively. Kirin-Amgen licensed Johnson & Johnson rights to erythropoietin in certain geographic areas of the world (see "- Johnson & Johnson"). Kirin-Amgen has also granted Amgen an exclusive license to manufacture and market G-CSF in the United States, Europe, Canada, Australia and New Zealand. Kirin-Amgen has licensed Kirin similar rights with respect to G-CSF in Japan, Taiwan and Korea. Kirin markets recombinant human granulocyte colony-stimulating factor and recombinant human erythropoietin in the People's Republic of China under a separate agreement. Kirin-Amgen and Roche have entered into an agreement to commercialize NEUPOGEN(R) in certain territories not covered by the various Amgen/Roche agreements (see "- F. Hoffman-La Roche Ltd"). Under this agreement, Roche markets NEUPOGEN(R) in these countries and pays a royalty to Kirin-Amgen on these sales.

          In 1994, Kirin-Amgen licensed to Amgen and Kirin the rights to develop and market MGDF, and in 1996, to develop and market NESP (see
     Note 4 to the Consolidated Financial Statements - "Johnson & Johnson arbitrations"). Amgen has been granted an exclusive license by Kirin-Amgen to manufacture and market these two product candidates in the United States, all European countries, Canada, Australia, Mexico and New Zealand. In addition, with respect to NESP, Amgen's license extends to all Central and South American countries. Kirin has been licensed by Kirin-Amgen with similar rights for these two product candidates in Japan, the People's Republic of China, Taiwan, Korea and certain other countries in Southeast Asia.

          Pursuant to the terms of agreements entered into with Kirin-Amgen, the Company conducts certain research and development activities on behalf of Kirin-Amgen and is paid for such services at negotiated rates. Included in revenues from corporate partners in the Company's Consolidated Financial Statements for the years ended December 31, 1997, 1996 and 1995, are $87.9 million, $79.9 million and $72.6 million, respectively, related to these agreements.

          In connection with its  various agreements with Kirin-Amgen,  the
     Company has been granted sole and exclusive licenses for the manufacture and sale of certain products in specified geographic areas of the world. In return for such licenses, the Company paid Kirin-Amgen stated amounts upon the receipt of the licenses and/or pays Kirin-Amgen royalties based on sales. During the years ended December

     31, 1997, 1996 and 1995, Kirin-Amgen earned royalties from Amgen of $91.4 million, $86.2 million and $74.2 million, respectively, under such agreements.

       Yamanouchi Pharmaceutical Co., Ltd.

          In 1996, Amgen licensed to Yamanouchi the rights to develop, manufacture and commercialize Interferon alfacon-1 for the treatment of hepatitis C and any additional indications around the world except in the United States and Canada. Amgen markets Interferon alfacon-1 under the trademark INFERGEN(R) in the United States. Amgen has earned and will earn additional amounts if certain milestones are achieved by Yamanouchi and will receive royalties on sales. Yamanouchi has granted to Amgen K.K., the Company's Japanese subsidiary, certain co-development and co-promotion/co-marketing rights in Japan and has granted to Amgen Greater China, Ltd., Amgen's subsidiary in Hong Kong, certain co-development and co-promotion rights in the People's Republic of China, Hong Kong and Taiwan.

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

       Other business relationships

          In 1994, Amgen acquired an equity interest in AmCell, a company which plans to manufacture cell selection and characterization devices based on the technology of Miltenyi Biotec GmbH. In 1997, Amgen ceased active participation in further device development with AmCell. AmCell has full responsibility for the commercialization of the device and may be required to make certain royalty payments to Amgen.

          In December 1994, the Company acquired Synergen, a biotechnology company engaged in the discovery and development of protein-based pharmaceuticals. With the acquisition of Synergen, Amgen principally added GDNF and Synergen's inflammation program to its product candidate pipeline.

          Synergen Clinical Partners, L.P. ("SCP"), the general partner of which was a subsidiary of Synergen, was formed to fund development and commercialization of IL-1ra in certain geographic areas. As a result of the acquisition of Synergen, the general partner of SCP is a subsidiary of Amgen. In connection with the settlement of certain litigation relating to Synergen and SCP, Amgen acquired all the limited partnership units of SCP and, under the terms of the settlement, Amgen may be required to pay future additional amounts to the former limited partners that are members of the plaintiff class, other members of the plaintiff class and their counsel if the FDA should grant approval to market IL-1ra (as more specifically defined in the related settlement agreement) and certain product revenues are realized. See "Item 3. Legal Proceedings - Synergen ANTRIL(TM) litigation".
                                     11

          In 1997, Amgen and Guilford entered into an agreement granting Amgen worldwide rights for Guilford's FKBP-neuroimmunophilin compounds, a novel class of small molecule neurotrophic agents that may represent a new approach in the treatment of neurodegenerative disorders. Under the terms of the agreement, Amgen will receive worldwide rights to FKBP-neuroimmunophilin compounds for all human therapeutic and diagnostic applications. Amgen will conduct and pay for all clinical development and manufacturing of products, market products worldwide and pay royalties to Guilford on such sales. Also, in connection with this agreement, Amgen made a $20 million equity investment in Guilford.

          In December 1997, Amgen and SangStat entered into a licensing agreement for the registration, marketing, and distribution of SangStat's proprietary CYCLOSPORINE product candidate, an immunosuppressive drug used in transplantation to prevent graft rejection. Under the terms of the agreement, Amgen will have exclusive rights to market CYCLOSPORINE, under SangStat's trademark in Australia, New Zealand, Hong Kong, the People's Republic of China and Taiwan.

     Marketing

          In the United States, the Company's sales force markets its products to physicians and pharmacists primarily in hospitals, dialysis centers and clinics. The Company has chosen to use major wholesale distributors of pharmaceutical products as the principal means of distributing EPOGEN(R) (Epoetin alfa), NEUPOGEN(R) (Filgrastim), and INFERGEN(R) (Interferon alfacon-1) to clinics, hospitals and pharmacies. Sales to Bergen Brunswig Corporation and Cardinal Distribution, two major distributors of these products, accounted for 24% and 14%, 24% and 14%, and 21% and 15%, respectively, of total revenues for the years ended December 31, 1997, 1996 and 1995, respectively.

          Dialysis providers are primarily reimbursed for EPOGEN(R) by the federal government through the End Stage Renal Disease Program ("ESRD Program") of Medicare. The ESRD Program reimburses approved providers for 80% of allowed dialysis costs; the remainder is paid by other sources, including Medicaid, private insurance, and to a lesser extent, state kidney patient programs. The ESRD Program reimbursement rate is established by Congress and is monitored by the Health Care Financing Administration ("HCFA"). In 1997, HCFA implemented reimbursement changes that affected what reimbursement claims would be paid to dialysis providers by fiscal intermediaries under contract with HCFA. These changes had an adverse impact on EPOGEN(R) sales. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operation - Product sales - EPOGEN(R) (Epoetin alfa)". In March 1998, HCFA announced the easing of restrictions on reimbursement that had been implemented in 1997. HCFA issued two revisions to the 1997 policy in a program memorandum. The first revision provides that, for a month in which the three month "rolling average" hematocrit exceeds 36.5 percent, HCFA will pay the lower of 100% of the actual dosage billed for that month, or 80% of the prior month's allowable EPOGEN(R) dosage. The second revision reestablishes authorization to make payment for EPOGEN(R) when a patient's hematocrit exceeds 36 percent when accompanied by documentation establishing medical necessity. The

     Company cannot currently predict what effect the changes will have on EPOGEN(R) sales. As previously announced, in 1997, the Office of the Inspector General issued a report recommending a 10% reduction in the Medicare reimbursement rate for EPOGEN(R). The Company believes the recommendation would primarily affect dialysis providers and that it is difficult to predict the impact on Amgen. The reimbursement rate for EPOGEN(R) is subject to yearly review. Changes in coverage and reimbursement policies could have a material adverse effect on EPOGEN(R) sales.

          NEUPOGEN(R) is reimbursed by both private and public payors, and changes in coverage and reimbursement policies of these payors could have a material adverse effect on sales of NEUPOGEN(R).

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

          In the EU, Amgen and Roche share commercialization responsibilities for NEUPOGEN(R) under a co-promotion agreement (see "Joint Ventures and Business Relationships - F. Hoffmann-La Roche Ltd"). NEUPOGEN(R) is principally distributed to wholesalers and/or hospitals in all EU countries depending upon the distribution practice of hospital products in each country. Most patients receiving NEUPOGEN(R) for approved indications are covered by government health care programs. The use of NEUPOGEN(R) is affected by EU government pressures on physician prescribing practices in response to ongoing government initiatives to reduce health care expenditures, and to a lesser extent, competition.

          In Canada and Australia, NEUPOGEN(R)  is marketed by the  Company
     directly  to   hospitals,   pharmacies  and   medical   practitioners.
     Distribution is handled by third party contractors.

          INFERGEN(R) reimbursement is through both private and public sources, with primary reimbursement through private payors. The current coverage and reimbursement for interferons has evolved with health care reform and is based upon the payor's experience. Since INFERGEN(R) is a new type of interferon, private and public payors may take time to evaluate the clinical efficacy, dosing regimen and cost of the drug in order to formulate coverage and reimbursement policies. For payors with formularies, formulary committees may take up to six months to evaluate new products before formulary acceptance or approval.

     Competition

          Competition among biotechnology, pharmaceutical and other companies that research, develop, manufacture or market pharmaceuticals is intense and is expected to increase. See "Factors That May Affect the Company - Competition". Some competitors, principally large pharmaceutical corporations, have greater clinical, research, regulatory and marketing resources and experience than the

     Company. In addition, certain specialized biotechnology firms have entered into cooperative arrangements with major companies for development and commercialization of products, creating an additional source of competition. The Company faces competition with respect to products which it manufactures and markets from firms in the United States, countries of the EU, Canada, Australia and elsewhere. Additionally, some of the Company's competitors, including biotechnology and pharmaceutical companies, are actively engaged in the research and development of products in areas where the Company is also developing product candidates, as more fully discussed below.

          The introduction of new products or the development of new processes by competitors or new information about existing products may result in product replacements or price reductions, even for products protected by patents. In addition, the timing of entry of a new product into the market can be an important factor in determining the product's eventual success and profitability. Early entry may have important advantages in gaining product acceptance and market share. Accordingly, the relative speed with which the Company can develop products, complete the testing and approval process and supply commercial quantities of the product to the market is expected to be important to Amgen's competitive position. Competition among pharmaceutical products approved for sale also may be based on, among other things, patent position, product efficacy, safety, reliability, availability and price.

          A significant amount of research and development in biotechnology is conducted by small biotechnology companies, academic institutions, governmental agencies and other public and private research organizations. These entities may seek patent protection and enter into licensing arrangements to collect royalties for use of technology they have developed. Amgen also may face competition in its licensing or acquisition activities from pharmaceutical companies and large biotechnology companies that also seek to acquire technologies from these entities. Accordingly, the Company may have difficulty acquiring technology on acceptable terms. Additionally, the Company competes with these entities and pharmaceutical and biotechnology companies with respect to attracting and retaining qualified scientific and technical personnel.

          Any products or technologies that are directly or indirectly successful in addressing anemia could negatively impact the market for recombinant human erythropoietin or NESP. Hoechst Marion Roussel is currently conducting clinical trials on gene-activated erythropoietin for the treatment of anemia (see "Item 3. Legal Proceedings - Transkaryotic Therapies and Hoechst litigation").

          Similarly, any products or technologies that are directly or indirectly successful in addressing the causes or incidence of low levels of neutrophils could negatively impact the market for G-CSF. These include products that could receive approval for indications similar to those for which NEUPOGEN(R) (Filgrastim) has been approved, development of chemotherapy treatments that are less myelosuppressive than existing treatments and the development of anti-cancer modalities that reduce the need for myelosuppressive chemotherapy. NEUPOGEN(R) currently faces market competition from a competing CSF product, granulocyte macrophage colony-stimulating factor ("GM-CSF") and from the chemoprotectant, amifostine. Potential future sources of competition include other GM-CSF products, PGG-glucan, FLT-3 ligand, lisofylline, IL-11, myelopoietin, promegapoietin, and progenipoietin, among others.

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

          Immunex Corp. markets two formulations of GM-CSF in the United States for bone marrow transplant and PBPC transplant patients and as an adjunct to chemotherapy treatments for acute non-lymphocytic leukemia ("ANLL") and AML. Immunex Corp. is also pursuing other indications for its GM-CSF product including use in treating HIV-infected patients, other infectious diseases and as an adjunct to chemotherapy outside the limited setting of ANLL. Novartis markets another GM-CSF product for use in bone marrow transplant patients, as an adjunct to chemotherapy and as an adjunct to gancyclovir treatment of HIV-infected patients in the EU and certain other countries. This GM-CSF product is currently being developed for similar indications in the United States and Canada.

          Other products which address potential markets for G-CSF may be identified and developed by competitors in the future. Such products could also present competition in potential markets for STEMGEN(R) and a sustained duration version of G-CSF. Research and development of other hematopoietic growth factors, including those that may compete with MGDF, is being conducted by several companies including
     Genentech, Inc. (in collaboration with Pharmacia & Upjohn, Inc.), Immunex Corp., Novartis, G.D. Searle & Co. (a subsidiary of Monsanto Company), U.S. Bioscience, Inc. and Genetics Institute, Inc.

          Although not approved or promoted for use in the United States, the Company believes that approximately 10% of its worldwide NEUPOGEN(R) sales are from off-label use as supportive therapy for various AIDS-related treatments. Changes in AIDS treatments, including therapies that may be less myelosuppressive, may affect such sales.

          INFERGEN(R) faces competition from other interferons and related products, several of which are in development or on the market. Schering-Plough Corp. and Roche are major suppliers of interferons. Interferon Sciences, Inc. could be a potential competitor in this arena. (See "Item 3. Legal Proceedings - INFERGEN(R) litigation").

          Many companies are developing products that promote wound healing, soft tissue regeneration, and chemoprotection. Companies such as Human Genome Sciences, Inc., Cell Therapeutics, Inc. and Genetics Institute, Inc. are currently among many companies that are developing products which could be potential competitors for KGF.
                                     15

          Many companies currently market or are believed to be developing obesity treatments. Potential future competitors of the Company with respect to leptin include Millennium Pharmaceuticals, Inc. (in collaboration with Roche), Progenitor, Inc. (a subsidiary of Interneuron Pharmaceuticals Inc.), Neurogen Inc. (in collaboration with Pfizer Inc.), Bristol Myers Squibb Company, Novartis, Eli Lilly and Company and Merck & Co., Inc. Knoll/BASF and Roche launched a new therapeutic for obesity in 1997.

          Calcimimetic small molecules would face competition from a product currently marketed by Abbott Laboratories which treats secondary HPT. In addition, other products to treat primary and secondary HPT are currently being developed by Abbott Laboratories, Lunar Corporation, GelTex Pharmaceuticals, Inc. and Chugai.

          Several companies are developing neurotrophic factors including Cephalon Inc., Genentech, Inc. and Regeneron.

          The Company would face competition from a number of companies in the inflammation disease arena, particularly for rheumatoid arthritis treatments. Current anti-arthritic treatments include generic methotrexate and other products marketed by Sanofi-Winthrop and Novartis. In addition, a number of companies have cytokine inhibitors in development including Immunex Corp., Centocor, Inc. and Roche.

     Research and Development

          The Company's two primary sources of new product candidates are internal research and development and acquisition and licensing from third parties. Amgen's internal research capabilities include an expertise in secreted protein therapeutics whereby cloned genes are inserted into living cells to investigate therapeutic utility of the proteins produced. Additionally, the Company has emerging small molecule capabilities that include combinatorial chemistry and the use of high throughput screening to potentially develop novel, orally available therapeutic product candidates. Amgen's capabilities in these areas complement its human genome program. The Company's human genome program may yield genes that both lead to the development of secreted protein therapeutics and provide targets for diseases requiring orally available small molecules. Research and development expense, which includes technology license fees paid to third parties, for the years ended December 31, 1997, 1996 and 1995 were $630.8 million, $528.3 million and $451.7 million, respectively.

     Government Regulation

          Regulation by governmental authorities in the United States and other countries is a significant factor in the production and marketing of the Company's products and its ongoing research and development activities.

          In order to clinically test, manufacture and market products for therapeutic use, Amgen must satisfy mandatory procedures and safety standards established by various regulatory bodies. In the United States, the federal Food, Drug and Cosmetic Act, as amended, and the regulations promulgated thereunder, and other federal and state statutes and regulations govern, among other things, the testing, manufacture, labeling, storage, record keeping, approval, advertising and promotion of the Company's products on a product-by-product basis. Product development and approval within this regulatory framework take a number of years and involve the expenditure of substantial resources. After preclinical manufacturing, laboratory analysis and testing in animals, an investigational new drug application is filed with the FDA to begin human testing. A three-phase human clinical testing program must then be undertaken. In Phase 1, studies are conducted to determine the safety for administration of the product. In Phase 2, studies are conducted to assess safety, acceptable dose and gain preliminary evidence of the efficacy of the product. In Phase 3, studies are conducted to provide sufficient data for the statistical proof of safety and efficacy. The time and expense required to perform this clinical testing can vary and can be substantial. No action can be taken to market any therapeutic product in the United States until an appropriate license application has been approved by the FDA. Even after initial FDA approval has been obtained, further studies may be required to provide additional data on safety and would be required to gain clearance for the use of a product as a treatment for clinical indications other than those initially approved. In addition, use of products during testing and after initial marketing could reveal side effects that could delay, impede or prevent marketing approval, limit uses or expose the Company to product liability claims.

          In addition to regulating clinical testing in humans, the FDA inspects equipment and facilities used in the manufacturing of such products prior to providing approval to market a product. If after receiving clearance from the FDA, a material change is made in manufacturing equipment, location or process, additional regulatory review may be required. The Company also must adhere to current Good Manufacturing Practices and biologics-specific regulations enforced by the FDA through its facilities inspection program. The FDA conducts regular, periodic visits to re-inspect equipment and facilities following the initial approval. If, as a result of these inspections, the FDA determines that the Company's equipment and facilities do not comply with applicable FDA regulations, the FDA may impose penalties on Amgen, including suspending the Company's manufacturing operations.

          In the EU countries, Canada and Australia regulatory requirements and approval processes are substantially similar in principle to those in the United States. Additionally, in the EU, the registration procedure for biotechnology products is through a "centralized procedure". This procedure leads to the granting of a single license that is valid for the entire EU but requires that all EU countries approve the submission first.

          The Company is also subject to various federal and state laws pertaining to health care "fraud and abuse", including anti-kickback laws and false claims laws. Anti-kickback laws make it illegal for a prescription drug manufacturer to solicit, offer, receive or pay any remuneration in exchange for, or to induce, the referral of business, including the purchase or prescription of a particular drug. The federal government has published regulations that identify "safe harbors" or exemptions for certain payment arrangements that do not violate the anti-kickback statutes. The Company seeks to comply with the safe harbors where possible. Due to the breadth of the statutory provisions and the absence of guidance in the form of regulations or court decisions addressing some of the Company's practices, it is possible that the Company's practices might be challenged under anti-kickback or similar laws. False claims laws prohibit anyone from knowingly and willingly presenting, or causing to be presented for payment to third party payors (including Medicare and Medicaid) claims for reimbursed drugs or services that are false or fraudulent, claims for items or services not provided as claimed, or claims for medically unnecessary items or services. Amgen's activities relating to the sale and marketing of its products may be subject to scrutiny under these laws. Violations of fraud and abuse laws may be punishable by criminal and/or civil sanctions, including fines and civil monetary penalties. The Company believes its sales, marketing and other activities comply with all such laws although there can be no assurance that the Company's activities will not be subject to challenge for the reasons discussed above and due to the broad scope of these laws and the increasing attention being given to them by law enforcement authorities.

          Since 1991, the Company has participated in the Medicaid rebate program established by the Omnibus Budget Reconciliation Act of 1990, and under amendments of that law that became effective in 1993, participation has included extending comparable discounts under the Public Health Service ("PHS") pharmaceutical pricing program. Under the Medicaid rebate program, the Company pays a rebate for each unit of its product reimbursed by Medicaid. The amount of the rebate for each product is set by law as a minimum 15.1% of the average manufacturer price ("AMP") of that product, or if it is greater, the difference between AMP and the best price available from the Company to any customer. The rebate amount also includes an inflation adjustment if AMP increases faster than inflation. The PHS pricing program extends discounts comparable to the Medicaid rebate to a variety of community health clinics and other entities that receive health services grants from the Public Health Service, as well as hospitals that serve a disproportionate share of poor Medicare and Medicaid beneficiaries. The rebate amount payable to Medicaid is recomputed each quarter based on the Company's reports of its current average manufacturer price and best price for each of its products to HCFA. The terms of the Company's participation in the program impose an obligation to correct the prices reported in previous quarters, as may be necessary. Any such corrections could result in an overage or underage in the Company's rebate liability for past quarters, depending on the direction of the correction. In addition to retroactive rebates (and interest, if any), if the Company were found to have knowingly submitted false information to the government, in addition to other penalties available to the government, the statute provides for civil monetary penalties in the amount of $100,000 per item of false information.

          The Company also makes its products available to authorized users of the Federal Supply Schedule ("FSS") of the General Services
     Administration. Since 1993, as a result of the Veterans Health Care Act of 1992 (the "VHC Act"), federal law has required that FSS prices available for purchased by the Veterans Administration, the Department of Defense, Coast Guard and the Public Health Service (including the Indian Health Service) be discounted by a minimum of 24 percent off the average manufacturer price to non-federal customers (the non-federal average manufacturer price, "non-FAMP"). The Company's computation and report of non-FAMP is used in establishing the price, and the accuracy of the reported non-FAMP may be audited by the government under applicable federal procurement laws. Among the remedies available to the government for infractions of these laws is recoupment of any overages paid by FSS users during the audited years. In addition, if the Company were found to have knowingly reported a false non-FAMP, the VHC Act provides for civil monetary penalties of $100,000 per item that is incorrect.

          Amgen is also subject to regulation under the Occupational Safety and Health Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act and other current and potential future federal, state or local regulations. The Company's research and development activities involve the controlled use of hazardous materials, chemicals, biological materials and various radioactive compounds. The Company believes that its procedures comply with the standards prescribed by state or federal regulations; however, the risk of injury or accidental contamination cannot be completely eliminated. Amgen's research and manufacturing activities also are conducted in voluntary compliance with the National Institutes of Health Guidelines for Recombinant DNA Research.

          Additionally, the U.S. Foreign Corrupt Practices Act, to which the Company is also subject, prohibits corporations and individuals from engaging in certain activities to obtain or retain business or to influence a person working in an official capacity. It is illegal to pay, offer to pay, or authorize the payment of anything of value to any foreign government official, government staff member, political party or political candidate in an attempt to obtain or retain business or to otherwise influence a person working in an official capacity. The Company's present and future business has been and will continue to be subject to various other laws and regulations.

     Patents and Trademarks

          Patents are very important to the Company in establishing proprietary rights to the products it has developed. The patent positions of pharmaceutical and biotechnology companies, including the Company, can be uncertain and involve complex legal, scientific and factual questions. See "Factors That May Affect the Company - Intellectual property and legal matters".

          The Company has filed applications for a number of patents and has been granted patents relating to its erythropoietin, G-CSF, consensus interferon and various potential products. In the United States, the U.S. Patent and Trademark Office (the "USPTO") has issued to the Company patents relating to erythropoietin that cover DNA and host cells (issued 1987); processes for making erythropoietin (issued 1995 and 1997); and certain product rights to erythropoietin (issued 1996 and 1997). The last to issue erythropoietin patents expire in 2013; all other patents expire prior to then. The USPTO has also issued to the Company patents relating to aspects of DNAs, vectors, cells and processes relating to recombinant G-CSF (issued 1989); other aspects of DNAs, vectors, cells and processes relating to recombinant G-CSF (issued 1991); G-CSF polypeptides (issued 1996); and methods of treatment using G-CSF polypeptides (issued 1996). The last to issue G-CSF patents expire in 2013; all other patents expire prior to then.

          There can be no assurance that Amgen's patents will afford legal protection against competitors or provide significant proprietary protection or competitive advantage. In addition, there can be no assurance that Amgen's patents will not be held invalid or unenforceable by a court, infringed or circumvented by others or that others will not obtain patents that the Company would need to license or circumvent. Competitors or potential competitors may have filed patent applications or received patents, and may obtain additional patents and proprietary rights relating to proteins, compounds or processes competitive with those of the Company.

          In general, the Company has obtained licenses from various parties which it deems to be necessary or desirable for the manufacture, use or sale of its products. These licenses generally require Amgen to pay royalties to the parties on product sales. In addition, other companies have filed patent applications or have been granted patents in areas of interest to the Company. There can be no assurance any licenses required under such patents will be available for licenses on acceptable terms or at all. The Company is engaged in various legal proceedings relating to certain of its patents. See "Item 3. Legal Proceedings".

          Trade secret protection for its unpatented confidential and proprietary information is important to Amgen. To protect its trade secrets, the Company generally requires its employees, and material consultants, scientific advisors or parties to collaboration and licensing agreements to execute confidentiality agreements upon the commencement of employment, the consulting relationship or the collaboration or licensing arrangement with the Company. There can be no assurance, however, that others will not either develop independently the same or similar information or obtain access to Amgen's proprietary information.

          The Company   has obtained  U.S. registration  of its  EPOGEN(R),
     NEUPOGEN(R), INFERGEN(R)  and  STEMGEN(R) trademarks.    In  addition,
     these trademarks have been registered in several other countries.

     Raw Materials

          Certain raw materials necessary for the Company's commercial manufacturing of its products are proprietary products of other companies, and in some cases, such proprietary products are specifically cited in the Company's drug application with the FDA such that they must be obtained from that specific, sole source. The Company currently attempts to manage the risk associated with such sole sourced raw materials by active inventory management. Amgen attempts to remain apprised of the financial condition of its suppliers, their ability to supply the Company's needs and the market conditions for these raw materials. Also, certain of the raw materials required in the commercial manufacturing of the Company's products are derived from biological sources. Biological sources may be subject to contamination and/or recall. The Company is investigating screening procedures with respect to certain biological sources and alternatives to them. However, a material shortage, contamination and/or recall could adversely impact or disrupt Amgen's commercial manufacturing of its products.
                                     20

     Human Resources

          As of December 31, 1997, the Company had 5,308 employees of which 2,888 were engaged in research and development, 999 were engaged in sales and marketing and 1,421 were engaged in other areas. There can be no assurance that the Company will be able to continue attracting and retaining qualified personnel in sufficient numbers to meet its needs. None of the Company's employees are covered by a collective bargaining agreement, and the Company has experienced no work stoppages. The Company considers its employee relations to be good.

     Executive Officers of the Registrant

          The executive officers of the Company, their ages as of February 28, 1998 and positions are as follows:

          Mr. Gordon M. Binder, age 62, has served as a director of the Company since October 1988. He joined the Company in 1982 as Vice President-Finance and was named Senior Vice President-Finance in
     February 1986. Mr. Binder was elected Chief Executive Officer in October 1988 and Chairman of the Board in July 1990.

          Mr. Kevin W.  Sharer, age  49, has served  as a  director of  the
     Company since November  1992.   He also  has served  as President  and
     Chief Operating Officer since October 1992. Prior to joining the Company, Mr. Sharer served as President of the Business Markets Division of MCI Communications Corporation, a telecommunications company, from April 1989 to October 1992, and served in numerous executive capacities at General Electric Company from February 1984 to March 1989. Mr. Sharer also serves as a director of Unocal Corporation.

          Dr. N.  Kirby  Alton,  age  47,  became  Senior  Vice  President,
     Development, in August 1992, having served as Vice President, Therapeutic Product Development, Responsible Head, from October 1988 to August 1992. Dr. Alton previously served as Director, Therapeutic Product Development, from February 1986 to October 1988.

          Mr. Robert  S.  Attiyeh,  age  63,  has  served  as  Senior  Vice
     President,  Finance  and  Corporate  Development,  since  joining  the
     Company in July 1994. Prior to joining the Company, Mr. Attiyeh served as a director of McKinsey & Company, a consulting firm, in its Los Angeles, Japan and Scandinavian offices from 1967 to 1994.

          Mr. Stanley  M.  Benson,  age  46,  has  served  as  Senior  Vice
     President, Sales and Marketing, since joining the Company in June 1995. Prior to joining the Company, Mr. Benson held a number of executive management positions at Pfizer Inc., a pharmaceutical company, from 1987 to 1995.

          Ms. Kathryn E. Falberg, age 37, became Vice President, Corporate Controller and Chief Accounting Officer in June 1997, having served as Vice President and Treasurer since December 1996, and having served as Treasurer from January 1995 to December 1996. Prior to joining the Company, Ms. Falberg had been Vice President, Chief Financial Officer and Treasurer for Applied Magnetics Corporation, since May 1993 and had been its Treasurer from 1991 to May 1993.
                                     21

          Dr. Dennis M. Fenton, age 46, became Senior Vice President, Operations, in January 1995, having served as Senior Vice President, Sales and Marketing, since August 1992, and having served as Vice President, Process Development, Facilities and Manufacturing Services, from July 1991 to August 1992. Dr. Fenton previously had served as Vice President, Pilot Plant Operations and Clinical Manufacturing, from October 1988 to July 1991, and as Director, Pilot Plant Operations, from 1985 to October 1988.

          Mr. Edward F. Garnett, age 50, became Vice President, Human Resources, in October 1994, having served as Director, Sales and Marketing Operations, since March 1994. Previously, Mr. Garnett had served as Director, Logistics, from April 1990 to March 1994.

          Mr. Daryl D. Hill, age 52, became Senior Vice President, Quality and Compliance, in January 1997, having served as Senior Vice President, Asia Pacific, from January 1994 to January 1997. Mr. Hill previously had served as Vice President, Quality Assurance, from October 1988 to January 1994, and as Director of Quality Assurance from January 1984 to October 1988.

          Dr. George Morstyn, age 47, became Vice President, Clinical Development and Chief Medical Officer in September 1993, having served as Vice President, Clinical and Medical Affairs from July 1991 to September 1993.

          Mr. Steven M. Odre, age 48, became Vice President, Intellectual Property, and Associate General Counsel, in October 1988, having served as Associate General Counsel since March 1988. From May 1986 to March 1988, he served as Director of Intellectual Property.

          Dr. Lawrence M. Souza, age 44, became Senior Vice President, Research, in May 1997, having served as Vice President, Exploratory Research, since October 1988. Previously, Dr. Souza had served as Director, Exploratory Research, from February 1986 to October 1988.

          Mr. George A. Vandeman, age 58, has served as Senior Vice President, General Counsel and Secretary since joining the Company in June 1995. Prior to joining the Company, Mr. Vandeman was a partner of Latham & Watkins, an international law firm, from June 1966 to July 1995.

     Geographic Area Financial Information

          For financial information concerning the geographic areas in which the Company operates see Note 11 to the Consolidated Financial Statements.

     Factors That May Affect the Company

          Amgen operates in a rapidly changing environment that involves a number of risks, some of which are beyond the Company's control. The following discussion highlights some of these risks and others are discussed elsewhere herein.
                                     22

       Product development

          The Company intends to continue an aggressive product development program. Successful product development in the biotechnology industry is highly uncertain, and only a small minority of research and development programs ultimately result in the commercialization of a product. Of the candidates that are selected for product development, all will not be successfully commercialized. Product candidates that appear promising in the early phases of development may fail to reach the market for numerous reasons, including, without limitation, results indicating lack of effectiveness or harmful side effects in clinical or preclinical testing, failure to receive necessary regulatory approvals, uneconomical manufacturing costs, the existence of third party proprietary rights, failure to be cost effective in light of existing therapeutics, or other factors. There can be no assurance that the Company will be able to produce future products that have commercial potential. Additionally, success in preclinical and early clinical trials does not ensure that large scale clinical trials will be successful. For example, the Company has previously announced product development failures in connection with BDNF (for subcutaneous injection for ALS), a product candidate that did not produce acceptable clinical results in a specific indication with a specific route of administration after a Phase III trial; although this product candidate had demonstrated acceptable preclinical and earlier clinical trial results sufficient to warrant advancement to a later stage clinical trial. Further, clinical results are frequently susceptible to varying interpretations which may delay, limit or prevent further clinical development or regulatory approvals. The length of time necessary to complete clinical trials and receive approval for product marketing by regulatory authorities varies significantly by product and indication and is often difficult to predict. See "- Regulatory approvals".

       Regulatory approvals

          The Company's research and development, preclinical testing, clinical trials, facilities, manufacturing, pricing, and sales and marketing of its products are subject to extensive regulation by numerous state and federal governmental authorities in the U.S., such as the FDA, HCFA, as well as by foreign countries, including the EU. The success of the Company's current products and future product candidates will depend in part upon obtaining and maintaining regulatory approval to market products in approved indications. The regulatory approval process can be both a long and complex process, both in the U.S. and in foreign countries, including countries in the EU. Even if regulatory approval is obtained, a marketed product and its manufacturer are subject to continued review. Later discovery of previously unknown problems with a product or manufacturer may result in restrictions on such product or manufacturer, including withdrawal of the product from the market. Failure to obtain necessary approvals, or the restriction, suspension or revocation of any approvals or the failure to comply with regulatory requirements could have a material adverse effect on the Company.

       Reimbursement; Third party payors

          In both domestic and foreign markets, sales of the Company's products are dependent in part on the availability of reimbursement from third party payors such as state and federal governments (for example, under Medicare and Medicaid programs in the United States) and private insurance plans. In certain foreign markets, pricing and profitability of prescription pharmaceuticals are subject to government controls. In the United States, there have been, and the Company expects there to continue to be, a number of state and federal proposals to implement price controls. In addition, an increasing emphasis on managed care in the United States has and will continue to increase the pressure on pharmaceutical pricing and usage. Further, significant uncertainties exist as to the reimbursement status of newly approved therapeutic products and current reimbursement policies for existing products may change. Changes in reimbursement or failure to obtain reimbursement may reduce the demand for, or the price of, the Company's products which could have a material adverse effect on the Company including results of operations. For example, patients in the U.S. receiving EPOGEN(R) in connection with treatment for end stage renal disease are covered primarily under medical programs provided by the federal government. Therefore, EPOGEN(R) sales may be affected by future changes in reimbursement rates or the basis for reimbursement by the federal government. As the Company previously announced, in early 1997, HCFA instituted a reimbursement change for EPOGEN(R) which has adversely affected the Company's EPOGEN(R) sales. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Product Sales - EPOGEN(R) (Epoetin alfa)".

       Guidelines

          In addition to government agencies that promulgate regulations and guidelines directly applicable to the Company and its products, professional societies, practice management groups, private health/science foundations and organizations involved in various diseases may also publish, from time to time, guidelines or recommendations to the health care and patient communities. These organizations may make recommendations that affect the usage of certain therapies, drugs or procedures, including the Company's products. Such recommendations may relate to such matters as usage, dosage, route of administration and use of concomitant therapies. Recommendations or guidelines that are followed by patients and health care providers and that result in, among other things, decreased use of the Company's products could have a material adverse effect on the Company's results of operations. In addition, the perception that such recommendations or guidelines will be followed could adversely affect prevailing market prices for the Company's common stock.

       Intellectual property and legal matters

          The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and often involve complex legal, scientific and factual questions. To date, there has emerged no consistent policy regarding breadth of claims allowed in such companies' patents. Accordingly, there can be no assurance that patents and patent applications relating to the Company's products and technologies will not be challenged, invalidated or circumvented or will afford protection against competitors with similar products or technology. Patent disputes are frequent and can preclude commercialization of products. The Company currently is, and may in the future be, involved in patent litigation. Such litigation, if decided adversely, could subject the Company to competition and/or significant liabilities, could require the Company to enter into third party licenses or could cause the Company to cease using the technology or product in dispute. In addition, there can be no assurance that such licenses will be available on terms acceptable to the Company, or at all.

          The Company is currently involved in arbitration proceedings with Ortho Pharmaceutical Corporation, a subsidiary of Johnson & Johnson ("Johnson & Johnson"), relating to a license granted by the Company to Johnson & Johnson for sales of Epoetin alfa in the United States for all human uses except dialysis and diagnostics. See Note 4 to the Consolidated Financial Statements, "Contingencies - Johnson & Johnson arbitrations".

       Competition

          Amgen operates in a highly competitive environment. The Company competes with pharmaceutical and biotechnology companies, some of which may have technical or competitive advantages for, among other things, the development of technologies and processes and the acquisition of technology from academic institutions, government agencies and other private and public research organizations. There can be no assurance that the Company will be able to produce or acquire rights to products that have commercial potential. Even if the Company achieves product commercialization, there can be no assurance that one or more of the Company's competitors will not achieve product commercialization earlier than the Company, receive patent protection that dominates or adversely affects the Company's activities, or have significantly greater marketing capabilities.

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

       Rapid growth

          The Company has adopted an aggressive growth plan that includes substantial and increased investments in research and development and investments in facilities that will be required to support significant growth. This plan carries with it a number of risks, including a higher level of operating expenses and the complexities associated with managing a larger and faster growing organization.
                                     25

       Stock price volatility

          The Company's stock price, like that of other biotechnology companies, is subject to significant volatility. The stock price may be affected by, among other things, clinical trial results and other product development related announcements by Amgen or its competitors, regulatory matters, announcements in the scientific and research community, intellectual property and legal matters, changes in reimbursement policies or medical practices or broader industry and market trends unrelated to the Company's performance. In addition, if revenues or earnings in any period fail to meet the investment community's expectations, there could be an immediate adverse impact on the Company's stock price.


     Item 2.   PROPERTIES

          Amgen's principal executive offices and a majority of its administrative, manufacturing and research and development facilities are located in 36 buildings in Thousand Oaks, California. Thirty-one of the buildings are owned and five are leased. Adjacent to these buildings are five facilities that are under construction and other property acquired in anticipation of future expansion. The Thousand Oaks, California facilities include manufacturing plants licensed by various regulatory bodies that produce commercial quantities of
     Epoetin  alfa,  NEUPOGEN(R)  (Filgrastim)  and  INFERGEN   (Interferon
     alfacon-1).

          Elsewhere in North America, Amgen owns eight buildings in Boulder, Colorado housing research facilities and a pilot plant. The Company also owns a distribution center in Louisville, Kentucky and leases a research facility and administrative offices in Toronto, Canada, an administrative office in Washington, D.C. and five regional sales offices in the U.S. Amgen is building a new EPOGEN(R) manufacturing plant, utility plant and a research and administrative facility on a site in Longmont, Colorado. In 1997, the Company entered into an agreement to acquire approximately 159 acres of undeveloped land adjacent to this site to accommodate future expansion. The Company also owns land in Cambridge, Massachusetts which can accommodate the construction of a research facility.

          Outside North America, the Company has a formulation, fill-and-finish facility in Juncos, Puerto Rico and a European packaging and distribution center in Breda, The Netherlands which have been licensed by various regulatory bodies. The Company leases facilities in thirteen European countries, Australia, Japan, Taiwan, Hong Kong and the People's Republic of China for administration, marketing and research and development.

          Amgen believes that its current facilities plus anticipated additions are sufficient to meet its needs for the next several years.


     Item 3.   LEGAL PROCEEDINGS

          Certain of the Company's legal proceedings are discussed below and in the Note 4 to the Consolidated Financial Statements, "Contingencies". While it is impossible to predict accurately or to determine the eventual outcome of these matters the Company believes that the outcome of these proceedings will not have a material adverse effect on the annual financial statements of the Company.

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

     Biogen litigation

          On March 10, 1995, Biogen Inc. ("Biogen"), filed suit in the United States District Court for the District of Massachusetts alleging infringement by the Company of certain claims of U.S. Patent 4,874,702 (the "`702 Patent"), relating to vectors for expressing cloned genes. Biogen alleges that Amgen has infringed its patent by manufacturing and selling NEUPOGEN(R). On March 28, 1995, Biogen filed an amended complaint further alleging that the Company is also infringing the claims of two additional patents allegedly assigned to Biogen, U.S. Patent 5,401,642 (the "`642 Patent") and U.S. Patent No. 5,401,658 (the "`658 Patent"), relating to vectors, methods for making vectors and expressing cloned genes. The amended complaint seeks injunctive relief, unspecified compensatory damages and treble damages. On April 24, 1995, the Company answered Biogen's amended complaint, denying its material allegations and pleading counterclaims for declaratory judgment of non-infringement, patent invalidity and unenforceability. On January 19, 1996, the Court decided, upon Biogen's motion to dismiss certain of Amgen's counterclaims, that it will exert jurisdiction over claims 9 and 17 of the `702 Patent, and dismissed all claims and counterclaims relating to any other claims of the `702 Patent. Amgen moved for summary judgment of invalidity of claim 9 of the `702 Patent. On July 7, 1997, the Company's summary judgment motion was denied. On August 14, 1997, Amgen filed a Motion for Reconsideration of the Courts ruling on invalidity of claim 9 of the `702 patent. On October 20, 1997, the Motion for Reconsideration was also denied. These denials are not dispositive of the case, and the effect of the ruling is to reserve certain issues for trial. On October 22, 1997,

     Amgen moved for summary judgment of invalidity of the certain claims of the `702 and `658 Patents based on prior public uses of the claimed subject matter. Amgen concurrently moved for a partial interpretation of the claims at issue. In addition, on October 24, 1997, Amgen filed a motion for summary judgment of invalidity of particular claims of the patents-in-suit based on abandonment of the invention. Amgen also concurrently filed a motion to dismiss the lawsuit in its entirety based on Biogen's lack of standing to bring the lawsuit in view of Biogen's lack of ownership of the patents-in-suit. Both parties have submitted claim construction briefs with the court. On January 15, 1998, Amgen filed a second motion to dismiss for lack of subject matter jurisdiction and standing in view of Biogen's lack of necessary ownership rights in the patents-in-suit. On March 20, 1998, the court held a claim construction hearing. The court heard oral argument and took the submission under advisement; no decision has been issued yet. Discovery in the case is substantially completed. A trial date has not been set.

          In a separate matter, on July 30, 1997, Biogen filed a complaint in the United States District Court for the District of Massachusetts in Boston alleging that Amgen infringes claims 9 and 17 of the `702 Patent, and the `642 Patent and `658 Patent by making and using the claimed subject matter in the United States in the manufacture of INFERGEN(R), the Company's consensus interferon product. On September 17, 1997, Amgen responded to the Complaint by filing a motion to dismiss the case in its entirety due to Biogen's lack of standing to bring the lawsuit in view of Biogen's lack of ownership of the patents-in-suit. Amgen also filed a motion for summary judgment of patent invalidity of particular claims of the patents-in-suit due to abandonment of the invention. Biogen moved to consolidate this case with above-described case pertaining to NEUPOGEN(R); on November 16, 1997 the Court denied Biogen's motion to consolidate. The Court has ordered the Company to file an answer to Biogen's complaint but has stayed all discovery in this matter until certain discovery in the NEUPOGEN(R) matter described above is completed. The Company has filed a motion to dismiss the complaint on the grounds that the Court lacks jurisdiction over the matter as Biogen lacks the necessary ownership rights to afford it standing. A trial date has not been set.

     INFERGEN(R) litigation

          On June 15, 1994, Biogen filed suit in the Tokyo District Court in Japan, against Amgen K.K., a subsidiary of the Company, seeking injunctive relief for the alleged infringement of two Japanese patents relating to alpha-interferon by the clinical use of INFERGEN(R), the Company's consensus interferon product. Amgen K.K. has answered the complaint and has denied the allegations of infringement. On January 30, 1998, Biogen withdrew its complaint thereby terminating the action.

          On December 20, 1995, Roche  Holding A.G., parent corporation  of
     F. Hoffmann-La Roche  and Company, filed  suit in  the Tokyo  District
     Court in Japan, against Amgen K.K., a subsidiary of the Company, seeking injunctive relief for the alleged infringement of a patent relating to alpha-interferon by the clinical use of INFERGEN(R). The Company subsequently answered the complaint, denying allegations of infringement. On February 9, 1998, the Tokyo District Court issued its decision to dismiss the action due to a lack of legal or factual basis supporting the requested relief.

          On December 3, 1996, Schering Corporation filed suit in the U.S. District Court for the District of Delaware (the "Delaware Court") against the Company alleging infringement of U.S. Patent No. 4,530,901 (the "`901 Patent") by the manufacture and use of INFERGEN(R). The complaint seeks unspecified damages and injunctive relief. The Company filed a motion to dismiss (the "Motion to Dismiss") the action on January 24, 1997. On January 22, 1997, the Company filed an action for declaratory relief in the United States District Court for the
     Central District of California in Los Angeles naming Biogen Inc. and Schering Corporation as parties. The action seeks a declaration that the `901 Patent is not infringed by the Company's use of INFERGEN(R) and/or that the `901 Patent is invalid. By agreement between the parties, the Motion to Dismiss was withdrawn and a motion to transfer the case to California was filed on March 10, 1997. On June 24, 1997, the Delaware Court denied Amgen's motion to transfer and the case is now proceeding in Delaware. Pursuant to an agreement between the parties, Amgen withdrew its complaint filed in California. Biogen has been added as a plaintiff in the Delaware action. The action is ongoing and is in the discovery phase.

          See, also, "Biogen litigation", above.

     Genentech litigation

          On October 16, 1996, Genentech, Inc. filed suit in the United States District Court for the Northern District of California seeking an unspecified amount of compensatory damages, treble damages and injunctive relief on its U.S. Patents 4,704,362, 5,221,619 and 4,342,832 ( the "`362, `619 and `832 Patents"), relating to vectors for expressing cloned genes and the methods for such expression. Genentech, Inc. alleges that Amgen has infringed its patents by manufacturing and selling NEUPOGEN(R). On December 2, 1996, Amgen was served with this lawsuit. On January 21, 1997, the Company answered the complaint and asserted counterclaims relating to invalidity and non-infringement of the patents-in-suit. On February 10, 1997, Genentech, Inc. served Amgen with a reply to the counterclaim and an additional counterclaim asserting U.S. Patent 5,583,013 (the "`013 Patent"), issued December 10, 1996, seeking relief similar to that sought for the `362, `619 and `832 Patents.
     On March 31, 1997, Amgen answered this pleading and asserted counterclaims relating to invalidity and non-infringement of the `013 Patent. Discovery is currently ongoing. The parties are in the process of exchanging papers pertaining to interpretation of the patent claims.

     Transkaryotic Therapies and Hoechst litigation

          On April 15, 1997, Amgen filed suit in the United States District Court in Boston Massachusetts against Transkaryotic Therapies Inc. ("TKT") and Hoechst Marion Roussel alleging infringement of several U.S. patents owned by Amgen that claim an erythropoietin product and processes for making erythropoietin. The suit seeks an injunction preventing the defendants from making, importing, using or selling erythropoietin in the U.S. On July 9, 1997, the Court denied TKT's motion to dismiss the lawsuit on the pleadings. On January 27, 1998, a hearing was held on the defendants' motion for summary judgment to dismiss the lawsuit based on the clinical trial exemption; also pending before the court was Amgen's summary judgment motion for infringement. The court heard oral argument and took the submission under advisement; no decision has been issued yet. Discovery in the case is ongoing.

     FoxMeyer Health Corporation

          On January 10, 1997, FoxMeyer Health Corporation, now known as Avatex Corporation ("Avatex"), filed suit (the "FoxMeyer Lawsuit") in the District Court of Dallas County, Dallas, Texas, alleging that defendant McKesson Corporation ("McKesson") defrauded Avatex, misused confidential information received from Avatex about subsidiaries of Avatex (FoxMeyer Corporation and FoxMeyer Drug Corporation, collectively the "FoxMeyer Subsidiaries"), and attempted to monopolize the market for pharmaceutical and health care product distribution by attempting to injure or destroy the FoxMeyer Subsidiaries. The Company is named as one of twelve "Manufacturer Defendants" alleged to have conspired with McKesson Corporation in doing, among other things, the above and (i) inducing Avatex to refrain from seeking other suitable purchasers for the FoxMeyer
     Subsidiaries and (ii) causing Avatex to believe that McKesson was serious about purchasing Avatex's assets at fair value, when, in fact, McKesson was not. The Manufacturer Defendants and McKesson are also alleged to have intentionally and tortiously interfered with a number of business expectancies and opportunities. The complaint seeks from the Manufacturer Defendants and McKesson compensatory damages of at least $400 million and punitive damages in an unspecified amount, as well as Avatex's costs and attorney's fees. The Company has filed an answer denying Avatex's allegations. The matter has been transferred to the Federal Bankruptcy Court in Dallas, Texas (the "Texas Bankruptcy Court"). The Manufacturer Defendants subsequently sought to transfer the matter to the Federal Bankruptcy Court in Delaware (the "Delaware Bankruptcy Court"), where the FoxMeyer Subsidiaries' Chapter 7 bankruptcy action is pending. On August 27, 1997, the Texas Bankruptcy Court denied the motion to transfer venue to the Delaware Bankruptcy Court, but decided that it would adhere to any decision made by the Delaware Bankruptcy Court regarding, among other things, ownership of claims asserted by Avatex, as described below. McKesson and the Manufacturer Defendants have intervened in an action brought by the Chapter 7 trustee in the Delaware Bankruptcy Court that seeks to enjoin the FoxMeyer Lawsuit and have moved for partial summary judgment in that proceeding, asserting that Avatex is not the owner of the alleged causes of action. On November 3, 1997, McKesson and the Manufacturer Defendants moved for summary judgment in the Delaware Bankruptcy Court to preclude Avatex and the Chapter 7 trustee from litigating in Delaware the claims brought in the Texas Bankruptcy Court. This motion has been fully briefed in the Delaware Bankruptcy Court and is awaiting decision. On January 9, 1998, the Delaware Bankruptcy Court judge informed the parties that she will not rule on this pending summary judgment motion before she retires from the bench and that the motion will have to be reassigned; since then, an interim judge has been appointed. To date, no discovery has occurred in either the Texas Bankruptcy Court adversary proceedings or the Delaware Bankruptcy Court adversary proceedings.
                                     30

     Synergen ANTRIL(TM) litigation

          Johnson v. Amgen Boulder Inc. (formerly Synergen Inc.), et al., began as two suits filed in February 1995 in the Superior Court for the State of Washington, King County and in the United States District Court for the Western District of Washington (the "Court") related to the development of ANTRIL(TM) (Synergen Inc.'s trade name for IL-1ra) for the treatment of sepsis in which the plaintiffs seek rescission of certain payments made to one of the defendants (or unspecified compensatory damages not less than $52 million) and treble damages. The two cases were consolidated into one case in Court and the consolidated case was certified as a class action lawsuit. Plaintiff, a limited partner of defendant Synergen Clinical Partners, L.P. (the "Partnership"), represents a class of other limited partners. The consolidated complaint, and as subsequently amended, alleges violations of federal and state securities laws, violations of other federal and state statutes, fraud, misrepresentation and breach of fiduciary duty. The defendants include Amgen Boulder Inc., the Partnership, Amgen Boulder Development Corporation (formerly Synergen Development Corporation) and certain officers and directors of the former Synergen Inc. Defendants answered the complaint, as amended, denying plaintiffs' claims and asserting various affirmative defenses. In August and September 1996, the parties filed cross motions for summary judgment. The Court heard arguments on November 1, 1996, but did not rule. On February 7, 1997, the Court preliminarily approved a settlement between the class and the defendants. Following an objection to the settlement by a member of the class, on December 2, 1997, the class and the defendants entered into a supplement to the settlement. The settlement, as supplemented, provides that the plaintiff class, which includes certain of the limited partners of the Partnership, will receive an initial cash payment of $16.5 million (including up to $3 million as payment to plaintiffs' counsel) in exchange for the transfer of ownership of their partnership units, dismissal of the suit with prejudice and the exchange by the parties of mutual releases. In addition, if the FDA should grant approval to market IL-1ra (as more specifically defined in the related settlement agreement) in the U.S., up to an additional $10 million will be payable to the class (including up to $1 million as payment to plaintiffs' counsel), and if product revenues for IL-1ra (as more specifically defined in the related settlement agreement) exceed $650 million by December 31, 2020, up to an additional $55 million will be payable to the class (including up to $5 million as payment to plaintiffs' counsel). On January 16, 1998, the Court granted final approval of the settlement and entered judgment dismissing the action. That judgment and the settlement have become final.

     Johnson & Johnson arbitrations

          The Company is engaged in arbitration proceedings with one of its
     licensees.   See  Note 4  to  the Consolidated  Financial  Statements,
     "Contingencies - Johnson & Johnson arbitrations".
                                     31

     Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were submitted to a vote of the Company's security holders during the last quarter of its fiscal year ended December 31, 1997.


                                       PART II


     Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
               STOCKHOLDER MATTERS

          The Company's common stock trades on The Nasdaq Stock Market under the symbol AMGN. As of March 11, 1998, there were approximately 14,000 holders of record of the Company's common stock. No cash dividends have been paid on the common stock to date, and the Company currently intends to retain any earnings for development of the Company's business and for repurchases of its common stock.

          The following table sets forth, for the fiscal periods indicated, the range of high and low closing sales prices of the common stock as quoted on The Nasdaq Stock Market for the years 1997 and 1996:

                                              High         Low
                                            -------      --------
            1997
            4th Quarter .................   $54-1/8      $45-15/16
            3rd Quarter .................    61-3/4       46-15/16
            2nd Quarter .................    68-3/8       55-7/8
            1st Quarter .................    63           53

            1996
            4th Quarter .................   $64          $54-3/8
            3rd Quarter .................    63-3/8       51-1/2
            2nd Quarter .................    61           52-3/8
            1st Quarter .................    65-1/2       52-3/4
                                     32

     Item 6.   SELECTED FINANCIAL DATA
               (in million, except per share data)

                                       Years ended December 31,
                              1997     1996      1995      1994      1993
                              ----     ----      ----      ----      ----
    Consolidated Statement
      of Operations Data:
    Revenues:
      Product sales .......$2,219.8 $2,088.2  $1,818.6  $1,549.6  $1,306.3
      Other revenues ......   181.2    151.6     121.3      98.3      67.5
    Total revenues ........ 2,401.0  2,239.8   1,939.9   1,647.9   1,373.8
    Research and
      development expenses    630.8    528.3     451.7     323.6     255.3
    Write-off of in-
      process technology
      purchased ...........       -        -         -     116.4         -
    Marketing and selling
      expenses ............   302.0    310.1     272.9     236.9     214.1
    General and admini-
      strative expenses ...   181.8    160.5     145.5     122.9     114.3
    Legal
      assessment(award) ...   157.0        -         -         -     (13.9)
    Net income(1) .........   644.3    679.8     537.7     319.7     383.3
    Diluted earnings per
      share(1) ............    2.35     2.42      1.92      1.14      1.33
    Cash dividends
      declared per share ..       -        -         -         -         -


                                            At December 31,
                              1997     1996      1995      1994      1993
                              ----     ----      ----      ----      ----
    Consolidated Balance
       Sheet Data:
    Total assets ..........$3,110.2 $2,765.6  $2,432.8  $1,994.1  $1,765.5
    Long-term debt ........   229.0     59.0     177.2     183.4     181.2
    Stockholders' equity .. 2,139.3  1,906.3   1,671.8   1,274.3   1,172.0


     (1) Includes a legal assessment of $157 million, or $.35 per share, related to arbitration proceedings with Johnson & Johnson in 1997 (see Note 4 to the Consolidated Financial Statements). Also includes the write-off of in-process technology purchased of $116.4 million, or $.42 per share, associated with the acquisition of Synergen in 1994. Also includes an increase to net income of $8.7 million, or $.03 per share, to reflect the cumulative effect of a change in accounting principle to adopt Statement of Financial Accounting Standards No. 109 in 1993.


     ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Liquidity and Capital Resources

          Cash provided by operating activities has been and is expected to continue to be the Company's primary source of funds. In 1997, operations provided $902.9 million of cash compared with $822.6 million in 1996. The Company had cash, cash equivalents and marketable securities of $1,026.5 million at December 31, 1997, compared with $1,077 million at December 31, 1996.

          Capital expenditures totaled $387.8 million in 1997 compared with $266.9 million in 1996. The Company anticipates spending approximately $400 million to $500 million in 1998 on capital projects and equipment to expand the Company's global operations. Thereafter, over the next few years, the Company anticipates that capital expenditures will average in excess of $400 million per year.

          The Company receives cash from the exercise of employee stock options. In 1997, stock options and their related tax benefits provided $189 million of cash compared with $162.1 million in 1996. Proceeds from the exercise of stock options and their related tax benefits have varied and are expected to continue to vary from period to period based upon, among other factors, fluctuations in the market value of the Company's common stock relative to the exercise price of such options.

          The Company has a stock repurchase program primarily to offset the dilutive effect of its employee stock option and stock purchase plans. In both 1996 and 1997, shares repurchased exceeded the number of shares covered by options granted in each of those years. In 1997, the Company purchased 13.7 million shares of common stock at a cost of $737.9 million, and in 1996, the Company purchased 7.7 million shares of common stock at a cost of $450 million. In October 1997, the Board of Directors authorized the Company to repurchase up to an additional $1 billion of common stock through December 31, 1998. At December 31, 1997, $712.1 million of this authorization remained.

          To provide for financial flexibility and increased liquidity, the Company has established several sources of debt financing. In November 1997, the Company established a $500 million debt shelf registration statement. In December 1997, pursuant to such registration statement, the Company issued $100 million of debt securities that bear interest at a fixed rate of 6.5% and mature in 10 years (the "Notes"). As of December 31, 1997, the Company had $259 million of unsecured debt securities outstanding. This amount includes the Notes, $59 million of debt securities that bear interest at fixed rates averaging 5.8% and mature in one to six years and $100 million of debt securities that bear interest at a fixed rate of 8.1% and mature in 2097 which were issued in April 1997. The Company also has a commercial paper program which provides for short-term borrowings up to an aggregate face amount of $200 million. The Company has a $150 million revolving line of credit for borrowings and to support the commercial paper program. As of December 31, 1997, no amounts were outstanding under either source.

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

     Results of Operations

       Product sales

          Product sales were $2,219.8 million in 1997, an increase of $131.6 million or 6% over the prior year. In 1996, product sales were $2,088.2 million, an increase of $269.6 million or 15% over the prior year.

          NEUPOGEN(R) (Filgrastim)

          Worldwide NEUPOGEN(R) sales were $1,055.7 million in 1997, an increase of $39.4 million or 4% over the prior year. This increase was primarily due to demand growth and higher prices. Unfavorable foreign currency effects and European Union ("EU") government initiatives to lower health care expenditures reduced growth in EU sales. In addition, the Company believes that the use of protease inhibitors as a treatment for AIDS has reduced sales of NEUPOGEN(R) for off-label use as a supportive therapy in this setting. NEUPOGEN(R) is not approved or promoted for such use, except in Australia and Canada. In 1996, sales were $1,016.3 million, an increase of $80.3 million or 9% over the prior year. This increase was primarily due to growth in demand and a price increase.

          Cost containment pressures in the U.S. health care marketplace have contributed to the slowing of growth in domestic NEUPOGEN(R) usage over the past several years. These pressures are expected to continue to influence growth for the foreseeable future. In addition, quarterly NEUPOGEN(R) sales volume is influenced by a number of factors including underlying demand and wholesaler inventory management practices.

          The growth of the colony stimulating factor ("CSF") market in the EU in which NEUPOGEN(R) competes has slowed, principally due to EU government pressures on physician prescribing practices in response to on-going government initiatives to reduce health care expenditures. Additionally, the Company faces competition from another granulocyte CSF product. Amgen's CSF market share in the EU has remained relatively constant over the last year, however, the Company does not expect the competitive intensity to subside in the near future.

          EPOGEN(R) (Epoetin alfa)

          EPOGEN(R) sales were $1,160.7 million in 1997, an increase of $88.8 million or 8% over the prior year. EPOGEN(R) sales during this period benefited from increases in the U.S. dialysis patient population, but were adversely affected by reimbursement changes implemented on September 1, 1997 by the Health Care Financing
     Administration ("HCFA"). Prior to these changes, fiscal intermediaries under contract with HCFA were authorized to pay reimbursement claims for patients whose hematocrits were above 36 percent, the top of the suggested target hematocrit range in the Company's labeling, if deemed medically justified. Under the new rules, medical justification is no longer accepted for payment of claims of hematocrits that exceed 36 percent, and if the current month's hematocrit is greater than 36 percent and the patient's hematocrit exceeds 36.5 percent on an historical 90-day "rolling average" basis, reimbursement for the last 30 days will be denied in full. Beginning in the second quarter of 1997, the Company has experienced a decline in the growth rate of EPOGEN(R) sales as dialysis providers attempt to lower hematocrits by lowering or withholding EPOGEN(R) doses in order to avoid or minimize claim denials under the new HCFA policy. The Company anticipates that dialysis providers will continue to administer lowered doses or withhold doses to maintain hematocrits at a level which, in their judgment, is sufficiently low to avoid or minimize claim denials. It is difficult to predict EPOGEN(R) usage under this reimbursement policy principally because individual patient hematocrit variability is high and thus difficult to control or maintain at a desired level, and the response by dialysis providers has varied.

          In 1996, EPOGEN(R) sales were $1,071.9 million, an increase of $189.3 million or 21% over the prior year. This increase was primarily due to an increase in the U.S. dialysis patient population, the administration of higher doses and, to a lesser extent, increased penetration of the dialysis market.

          Other product sales

          Sales of INFERGEN(R) (Interferon alfacon-1), the Company's third product, were $3.4 million in 1997, much of which was to fill distribution channels. INFERGEN(R) was launched in October 1997 for the treatment of chronic hepatitis C virus infection. There are existing treatments for this infection against which INFERGEN(R) competes, and the Company cannot predict the extent to which it will penetrate this market.

       Cost of sales

          Cost of sales as a percentage of product sales was 13.6%, 13.6% and 15.0% for the years ended December 31, 1997, 1996 and 1995, respectively. In 1998, cost of sales as a percentage of product sales is expected to be slightly higher than 1997.

       Research and development

          In 1997 and 1996, research and development expenses increased $102.5 million or 19% and $76.6 million or 17%, respectively, compared with the respective prior years. These increases are primarily due to higher clinical and preclinical activities, including staff-related expenses, necessary to support ongoing product development activities. In 1998, annual research and development expenses are expected to increase but at a substantially lower rate than 1997. This increase is planned for internal development of product candidates, and for discovery and licensing efforts.

       Marketing and selling/general and administrative

          In 1997, marketing and selling expenses decreased $8.1 million or 3% from the prior year due to lower European marketing expenses resulting from the favorable effects of foreign currency exchange rates and lower expenses related to the Johnson & Johnson arbitration. These reductions were partially offset by higher staff-related costs and higher outside marketing expenses. In 1996, marketing and selling expenses increased $37.2 million or 14% over the prior year primarily due to market research activities, efforts to increase the number of patients receiving NEUPOGEN(R) and efforts to bring more patients receiving EPOGEN(R) within the target hematocrit range.

          In 1997 and 1996, general and administrative expenses increased $21.3 million or 13% and $15 million or 10%, respectively, compared with the respective prior years. These increases are primarily due to higher staff-related expenses and legal fees.

          In 1998, marketing and selling expenses combined with general and administrative expenses are expected to have little growth.

       Legal assessment

          During the three months ended September 30, 1997, the Company recorded a pre-tax charge of $157 million relating to a spillover arbitration award to Johnson & Johnson. See Note 4 to the Consolidated Financial Statements - "Contingencies - Johnson & Johnson arbitrations".

       Income taxes

          The Company's tax rate was 25.2%, 29.4% and 32.3% for the years ended December 31, 1997, 1996 and 1995, respectively. The decrease in 1997 is primarily due to the effect of the legal assessment which reduced pre-tax income without a corresponding reduction in tax benefits related to Puerto Rico operations and due to higher federal research and experimentation tax credits resulting from favorable legislation extending the credit for the entire year as compared with only six months for 1996. The decrease in 1996 is primarily the result of a favorable ruling received from the Puerto Rican government with respect to tollgate taxes applicable to earnings in Puerto Rico. The 1995 tax rate reflects tax benefits from the sale of products manufactured in the Puerto Rico fill-and-finish facility which began in the first quarter of 1995. For 1998, the tax rate is likely to increase to approximately 30% primarily due to a provision in the U.S. federal tax law which caps tax benefits associated with the Company's Puerto Rico operations at the 1995 income level.

       Foreign currency transactions

          The Company has a program to manage certain portions of its exposure to fluctuations in foreign currency exchange rates arising from international operations. The Company generally hedges the receivables and payables with foreign currency forward contracts, which typically mature within six months. The Company uses foreign currency option and forward contracts which generally expire within 12 months to hedge certain anticipated foreign currency cash flows. At December 31, 1997, outstanding foreign currency option and
     forward  contracts   totaled  $60.3   million  and   $69.6  million,
     respectively.

       Year 2000

          The Year 2000 issue results from computer programs that do not differentiate between the year 1900 and the year 2000 because they were written using two digits rather than four to define the applicable year; accordingly, computer systems that have time-sensitive calculations may not properly recognize the year 2000. The Company has conducted an initial review of its computer systems, devices, applications and manufacturing equipment (collectively, "Computer Systems") to identify those areas that could be affected by Year 2000 noncompliance. Additionally, the Company has appointed a program manager for Year 2000 compliance and is presently assessing in detail the affected Computer Systems and is developing plans to address the required modifications. The Company presently intends to utilize internal and external resources to identify, correct or reprogram and test its Computer Systems for Year 2000 compliance. The total cost associated with Year 2000 compliance is not known at this time. Although the Company has communicated with all known suppliers, service providers, distributors, wholesalers and other entities with which it has a business relationship (collectively, "Third Party Businesses") regarding compliance with Year 2000 requirements, the Company has not determined the impact, if any, on its operations if Third Party Businesses fail to comply with Year 2000 requirements. While the Company has developed plans to complete modifications of its business critical Computer Systems prior to the year 2000, if modifications of such business critical Computer Systems, or Computer Systems of key Third Party Businesses are not completed in a timely manner, the Year 2000 issue could have a material adverse effect on the operations and financial position of the Company.

     Financial Outlook

          Future NEUPOGEN(R) (Filgrastim) sales growth is dependent primarily upon further penetration of existing markets, the timing and nature of additional indications for which the product may be approved and the effects of competitive products. Although not approved or promoted for use in Amgen's domestic or foreign markets, except for Australia and Canada, the Company believes that approximately 10% of its worldwide NEUPOGEN(R) sales are from off-label use as a supportive therapy to various AIDS treatments. Changes in AIDS therapies, including protease inhibitors that may be less myelosuppressive, are believed to have adversely affected and are expected to continue to adversely affect such sales. NEUPOGEN(R) usage is expected to continue to be affected by cost containment pressures on health care providers worldwide. In addition, reported NEUPOGEN(R) sales will continue to be affected by changes in foreign currency exchange rates and government budgets.

          The Company anticipates a single digit sales growth rate for EPOGEN(R) (Epoetin alfa) in 1998. The Company also anticipates that, without any modifications to the reimbursement changes implemented by HCFA, additional sales growth due to dose, if any, is likely to be minimal; however, the Company believes that increases in the U.S. dialysis patient population will continue to grow EPOGEN(R) sales in the near term and long term. Patients receiving treatment for end stage renal disease are covered primarily under medical programs provided by the federal government. Therefore,
     EPOGEN(R) sales may also be affected by future changes in reimbursement rates or the basis for reimbursement by the federal government. The previously disclosed report of the Office of the Inspector General has been issued, recommending a 10% reduction in the Medicare reimbursement rate for EPOGEN(R). The Company believes the recommendation would primarily affect dialysis providers and that it is difficult to predict the impact on Amgen.

          INFERGEN(R) (Interferon alfacon-1) was launched in October 1997 for the treatment of chronic hepatitis C virus infection. There are existing treatments for this infection against which INFERGEN(R) competes, and the Company cannot predict the extent to which it will penetrate this market. The Company is presently engaged in certain litigation related to INFERGEN(R), as described in "Item 3. Legal Proceedings - INFERGEN(R) litigation".

          The Company anticipates a single digit total product sales growth rate for 1998. Without giving effect to the 1997 legal assessment, earnings per share in 1998 is expected to grow at a rate between high single and low double digits. Estimates of future product sales and earnings per share, however, are necessarily speculative in nature and are difficult to predict with accuracy.

          In October 1997, the Company announced that it is seeking a corporate partner for its inflammation research and development program located in Boulder, Colorado, which includes the product candidates IL-1ra (interleukin-1 receptor antagonist), sTNFr1 (soluble tumor necrosis factor receptor 1) and SLPI (secretory leukocyte protease inhibitor). However, there can be no assurance that the Company will be successful in finding an acceptable corporate partner on acceptable business terms.

          Except for the historical information contained herein, the matters discussed herein are by their nature forward-looking. Investors are cautioned that forward-looking statements or projections made by the Company, including those made in this document, are subject to risks and uncertainties that may cause actual results to differ materially from those projected. Reference is made in particular to forward-looking statements regarding product sales, earnings per share and expenses. Amgen operates in a rapidly changing environment that involves a number of risks, some of which are beyond the Company's control. Future operating results and the Company's stock price may be affected by a number of factors, including, without limitation: (i) the results of preclinical and clinical trials; (ii) regulatory approvals of product candidates, new indications and manufacturing facilities;
     (iii) reimbursement for Amgen's products by governments and private payors; (iv) health care guidelines relating to Amgen's products;
     (v) intellectual property matters (patents) and the results of litigation; (vi) competition; (vii) fluctuations in operating results and (viii) rapid growth of the Company. These factors and others are discussed herein and in the sections appearing in "Item
     1. Business - Factors that May Affect the Company", which sections are incorporated herein by reference.

     Legal Matters

          The Company is engaged in arbitration proceedings with one of its licensees. For a complete discussion of these matters, see Note 4 to the Consolidated Financial Statements.


     Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Interest income earned on the Company's investment portfolio is affected by changes in the general level of U.S. interest rates. However, changes in interest rates do not affect interest expense incurred on the Company's short-term and long-term borrowings because they all bear interest at fixed rates. The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates. For the Company's investment portfolio and debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. Additionally, the Company has assumed its available-for-sale debt securities, comprised primarily of corporate debt instruments and treasury securities, are similar enough to aggregate those securities for presentation purposes.

                           Interest Rate Sensitivity
                     Principal Amount by Expected Maturity
                             Average Interest Rate
                             (Dollars in millions)
                                                                      Fair
                                                    There-           Value
                    1998   1999   2000  2001   2002 after   Total   12/31/97
     Available-for-
      sale debt
      securities . $451.5 $268.2 $227.1 $65.2  $5.0   -    $1,017.0 $1,029.7
     Interest rate  6.5%   7.0%   6.9%  5.7%   6.3%   -

     Long-term debt
      (including
      current
      portion) ...  $30.0   $6.0    -     -      -  $223.0   $259.0   $276.3
     Interest rate   5.6%    5.5%   -     -      -   7.3%



     Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The information required by this item is incorporated herein by reference to the financial statements listed in Item 14(a) of Part IV of this Form 10-K Annual Report.
                                     40

     Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FIANCIAL DISCLOSURES

          None.


                                      PART III


     Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          Information  concerning   the  directors   of  the   Company   is
     incorporated by reference to the section entitled "Election of Directors" in the Company's definitive Proxy Statement with respect to the Company's 1998 Annual Meeting to be filed with the Securities and Exchange Commission within 120 days of December 31, 1997 (the "Proxy Statement"). For information concerning the executive officers of the Company see "Item 1. Executive Officers of the Registrant".


     Item 11.  EXECUTIVE COMPENSATION

          The section labeled "Executive Compensation" appearing in the Company's Proxy Statement is incorporated herein by reference, except for such information as need not be incorporated by reference under rules promulgated by the Securities Exchange Commission.


     Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGMENT

          The  section  labeled  "Security   Ownership  of  Directors   and
     Executive Officers and Certain Beneficial Owners" appearing in the Company's Proxy Statement is incorporated herein by reference.


     Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The section labeled "Certain Transactions" appearing in the Company's Proxy Statement is incorporated herein by reference.
                                     41

                                       PART IV

     Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
               8-K

       (a)1.   Index to Financial Statements

          The following Financial Statements are included herein:

                                                                      Page
                                                                     Number

       Report of Ernst & Young LLP, Independent Auditors .............F-1
       Consolidated Statements of Operations for each of the
          three years in the period ended December 31, 1997...........F-2
       Consolidated Balance Sheets at December 31, 1997 and 1996 .....F-3
       Consolidated Statements of Stockholders' Equity for each
          of the three years in the period ended December 31, 1997....F-4
       Consolidated Statements of Cash Flows for each of the
          three years in the period ended December 31, 1997.....F-5 - F-6
       Notes to Consolidated Financial Statements .............F-7 - F-25

       (a)2.   Index to Financial Statement Schedules

          The following Schedules are filed as part of this Form 10-K Annual Report:

                                                                      Page
                                                                     Number

       II      Valuation Accounts....................................F-26

          All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated statements or notes thereto.

       (a)3.   Exhibits

     Exhibit No.                     Description

       3.1       Restated Certificate of Incorporation as amended. (19)
       3.2*      Amended and Restated Bylaws.
       4.1       Indenture dated January  1, 1992 between the Company  and
                 Citibank N.A., as trustee. (8)
       4.2       Forms of Commercial Paper Master Note Certificates. (10)
       4.3       First Supplement  to Indenture, dated  February 26,  1997
                 between the Company and Citibank N.A., as trustee. (16)
       4.4       Officer's Certificate  pursuant to Sections  2.1 and  2.3
                 of the Indenture, as supplemented, establishing a  series
                 of  securities "8-1/8%  Debentures  due April  1,  2097."
                 (18)
       4.5       8-1/8% Debentures due April 1, 2097. (18)
       4.6       Form  of stock  certificate  for the  common  stock,  par
                 value $.0001 of the Company. (19)
       4.7       Officer's Certificate  pursuant to Sections  2.1 and  2.3
                 of the Indenture, dated as of January 1, 1992, as supplemented by the First supplemental Indenture, dated as of February 26, 1997, each between the Company and

                 Citibank,  N.A., as  Trustee,  establishing a  series  of
                 securities entitled "6.50%  Notes Due December 1,  2007".
                 (22)
       4.8       6.50% Notes  Due December  1, 2007  described in  Exhibit
                 4.7. (22)
      10.1*+     Company's  Amended  and Restated  1991  Equity  Incentive
                 Plan.
      10.2+      Company's Amended  and Restated 1984  Stock Option  Plan.
                 (14)
      10.3       Shareholder's Agreement  of Kirin-Amgen, Inc., dated  May
                 11, 1984, between the Company and Kirin Brewery  Company,
                 Limited  (with certain  confidential information  deleted
                 therefrom). (1)
      10.4       Amendment Nos.  1, 2, and 3,  dated March 19, 1985,  July
                 29,  1985 and  December 19,  1985, respectively,  to  the
                 Shareholder's Agreement  of Kirin-Amgen, Inc., dated  May
                 11, 1984  (with certain confidential information  deleted
                 therefrom). (3)
      10.5       Product License Agreement, dated September 30, 1985,  and
                 Technology License  Agreement, dated, September 30,  1985
                 between the Company and Ortho Pharmaceutical  Corporation
                 (with    certain   confidential    information    deleted
                 therefrom). (2)
      10.6       Product License Agreement, dated September 30, 1985,  and
                 Technology License  Agreement, dated  September 30,  1985
                 between  Kirin-Amgen,   Inc.  and  Ortho   Pharmaceutical
                 Corporation   (with  certain   confidential   information
                 deleted therefrom). (3)
      10.7+      Company's Amended  and Restated  Employee Stock  Purchase
                 Plan. (14)
      10.8       Research, Development  Technology Disclosure and  License
                 Agreement PPO,  dated January  20, 1986,  by and  between
                 the Company and Kirin Brewery Co., Ltd. (4)
      10.9       Amendment  Nos.   4  and  5,   dated  October  16,   1986
                 (effective July 1, 1986) and December 6, 1986  (effective
                 July  1,   1986),  respectively,   to  the   Shareholders
                 Agreement of Kirin-Amgen,  Inc. dated May 11, 1984  (with
                 certain confidential information deleted therefrom). (5)
      10.10      Assignment  and  License  Agreement,  dated  October  16,
                 1986,  between the  Company and  Kirin-Amgen, Inc.  (with
                 certain confidential information deleted therefrom). (5)
      10.11      G-CSF  European  License Agreement,  dated  December  30,
                 1986,  between Kirin-Amgen,  Inc. and  the Company  (with
                 certain confidential information deleted therefrom). (5)
      10.12      Research  and   Development  Technology  Disclosure   and
                 License Agreement: GM-CSF, dated March 31, 1987,  between
                 Kirin  Brewery Company,  Limited  and the  Company  (with
                 certain confidential information deleted therefrom). (5)
      10.13+     Company's Amended  and Restated 1988  Stock Option  Plan.
                 (14)
      10.14+     Company's  Amended and  Restated Retirement  and  Savings
                 Plan. (14)
      10.15      Amendment,   dated   June   30,   1988,   to    Research,
                 Development,    Technology   Disclosure    and    License
                 Agreement:  GM-CSF dated  March 31, 1987,  between  Kirin
                 Brewery Company, Limited and the Company. (6)
      10.16      Agreement on G-CSF  in the EU, dated September 26,  1988,
                 between  Amgen  Inc.  and  F.  Hoffmann-La  Roche  &  Co.
                 Limited  Company (with  certain confidential  information
                 deleted therefrom). (7)
      10.17      Supplementary  Agreement to  Agreement dated  January  4,
                 1989 to  Agreement on G-CSF  in the  EU, dated  September
                 26, 1988, between the Company and F. Hoffmann-La Roche  &
                 Co.   Limited   Company,   (with   certain   confidential
                 information deleted therefrom). (7)
      10.18      Agreement on G-CSF  in Certain European Countries,  dated
                 January 1,  1989, between Amgen  Inc. and F.  Hoffmann-La
                 Roche &  Co. Limited Company  (with certain  confidential
                 information deleted therefrom). (7)
      10.19      Partnership  Purchase Agreement,  dated March  12,  1993,
                 between  the  Company,  Amgen  Clinical  Partners,  L.P.,
                 Amgen  Development  Corporation,  the  Class  A   limited
                 partners and the Class B limited partner. (9)
      10.20+     Amgen Supplemental  Retirement Plan dated  June 1,  1993.
                 (11)
      10.21      Promissory Note  of Mr. Kevin  W. Sharer,  dated June  4,
                 1993. (11)
      10.22+     Amgen Performance Based Management Incentive Plan. (17)
      10.23      Credit Agreement, dated as of June 23, 1995, among  Amgen
                 Inc.,  the  Borrowing  Subsidiaries  named  therein,  the
                 Banks named therein, Swiss Bank Corporation and ABN  AMRO
                 Bank N.V., as Issuing Banks, and Swiss Bank  Corporation,
                 as Administrative Agent. (12)
      10.24      Promissory  Note  of   Mr.  George  A.  Vandeman,   dated
                 December 15, 1995. (13)
      10.25      Promissory  Note  of   Mr.  George  A.  Vandeman,   dated
                 December 15, 1995. (13)
      10.26      Promissory  Note of  Mr.  Stan Benson,  dated  March  19,
                 1996. (13)
      10.27+     Amendment No.  1 to  the Company's  Amended and  Restated
                 Retirement and Savings Plan. (14)
      10.28+     Amendment Number 5 to the Company's Amended and  Restated
                 Retirement and Savings Plan dated January 1, 1993. (17)
      10.29+     Amendment Number 2 to the Company's Amended and  Restated
                 Retirement and Savings Plan dated April 1, 1996. (17)
      10.30      First  Amendment  to   Credit  Agreement,  dated  as   of
                 December 12,  1996,  among  Amgen  Inc.,  the   Borrowing
                 Subsidiaries named  therein, and  Swiss Bank  Corporation
                 as Administrative Agent. (17)
      10.31      Fourth Amendment to Rights Agreement, dated February  18,
                 1997 between Amgen  Inc. and American Stock Transfer  and
                 Trust Company, Rights Agent. (15)
      10.32      Preferred  Share  Rights Agreement,  dated  February  18,
                 1997, between Amgen Inc. and American Stock Transfer  and
                 Trust Company, Rights Agent. (15)
      10.33+     Consulting Agreement,  dated November  15, 1996,  between
                 the Company and Daniel Vapnek. (17)
      10.34+     Agreement, dated  May 30, 1995,  between the Company  and
                 George A. Vandeman. (17)
      10.35+     First  Amendment,  effective  January  1,  1998,  to  the
                 Company's Amended  and Restated  Employee Stock  Purchase
                 Plan. (20)
      10.36+     Third  Amendment,  effective  January  1,  1997,  to  the
                 Company's  Amended and  Restated Retirement  and  Savings
                 Plan dated April 1, 1996. (20)
                                     44

      10.37      Heads  of Agreement  dated April  10, 1997,  between  the
                 Company and  Kirin Amgen, Inc., on  the one hand, and  F.
                 Hoffmann-La Roche  Ltd, on the  other hand (with  certain
                 confidential information deleted therefrom). (20)
      10.38      Binding  Term  Sheet,  dated  August  20,  1997,  between
                 Guilford Pharmaceuticals  Inc. ("Guilford")  and GPI  NIL
                 Holdings,   Inc.,   and   Amgen   Inc.   (with    certain
                 confidential information deleted therefrom). (21)
      10.39*     Promissory Note  of Ms. Kathryn  E. Falberg, dated  April
                 7, 1995.
      10.40*     Promissory Note of Mr. Edward F. Garnett, dated July  18,
                 1997.
      10.41*+    Fourth Amendment  to the Company's  Amended and  Restated
                 Retirement  and  Savings Plan  as  amended  and  restated
                 effective April 1, 1996.
      10.42*+    Fifth  Amendment to  the Company's  Amended and  Restated
                 Retirement  and  Savings Plan  as  amended  and  restated
                 effective April 1, 1996.
      21*        Subsidiaries of the Company.
      23         Consent of Ernst & Young LLP, Independent Auditors.   The
                 consent set  forth as page 49  is incorporated herein  by
                 reference.
      24         Power of  Attorney.  The Power  of Attorney set forth  on
                 page 48 is incorporated herein by reference.
      27*        Financial Data Schedule.
     ----------------
     * Filed herewith.
     + Management contract or compensatory plan or arrangement.

     (1) Filed as an exhibit to the Annual Report on Form 10-K for the year ended March 31, 1984 on June 26, 1984 and incorporated herein by reference.
     (2) Filed as an exhibit to Quarterly Report on Form 10-Q for the quarter ended September 30, 1985 on November 14, 1985 and incorporated herein by reference.
     (3)  Filed as an  exhibit to Quarterly  Report on Form  10-Q for  the quarter ended December 31, 1985 on February 3, 1986 and incorporated herein by reference.
     (4) Filed as an exhibit to Amendment No. 1 to Form S-1 Registration Statement (Registration No. 33-3069) on March 11, 1986 and incorporated herein by reference.
     (5) Filed as an exhibit to the Form 10-K Annual Report for the year ended March 31, 1987 on May 18, 1987 and incorporated herein by reference.
     (6) Filed as an exhibit to Form 8 amending the Quarterly Report on Form 10-Q for the quarter ended June 30, 1988 on August 25, 1988 and incorporated herein by reference.
     (7) Filed as an exhibit to the Annual Report on Form 10-K for the year ended March 31, 1989 on June 28, 1989 and incorporated herein by reference.
     (8) Filed as an exhibit to Form S-3 Registration Statement dated December 19, 1991 and incorporated herein by reference.
     (9) Filed as an exhibit to the Form 8-A dated March 31, 1993 and incorporated herein by reference.
     (10) Filed as an exhibit to the Form 10-Q for the quarter ended March 31, 1993 on May 17, 1993 and incorporated herein by reference.
                                     45

     (11) Filed as an exhibit to the Form 10-Q for the quarter ended September 30, 1993 on November 12, 1993 and incorporated herein by reference.
     (12) Filed as an exhibit to the Form 10-Q for the quarter ended June 30, 1995 on August 11, 1995 and incorporated herein by reference.
     (13) Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1995 on March 29, 1996 and incorporated herein by reference.
     (14) Filed as an exhibit to the Form 10-Q for the quarter ended September 30, 1996 on November 5, 1996 and incorporated herein by reference.
     (15) Filed as an exhibit to the Form 8-K Current Report dated February 18, 1997 on February 28, 1997 and incorporated herein by reference.
     (16) Filed as an exhibit to the Form 8-K Current Report dated March 14, 1997 on March 14, 1997 and incorporated herein by reference.
     (17) Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1996 on March 24, 1997 and incorporated herein by reference.
     (18) Filed as an exhibit to the Form 8-K Current Report dated April 8, 1997 on April 8, 1997 and incorporated herein by reference.
     (19) Filed as an exhibit to the Form 10-Q for the quarter ended March 31, 1997 on May 13, 1997 and incorporated herein by reference.
     (20) Filed as an exhibit to the Form 10-Q for the quarter ended June 30, 1997 on August 12, 1997 and incorporated herein by reference.
     (21) Filed as exhibit 10.47 to the Guilford Form 8-K Current Report dated August 20, 1997 on September 4, 1997 and incorporated herein by reference.
     (22) Filed as an exhibit to the Form 8-K Current Report dated and filed on December 5, 1997 and incorporated herein by reference.

       (b)     Reports on Form 8-K

          The Company filed two Current Reports on Form 8-K during the three months ended December 31, 1997. The report filed on December 5, 1997 reported under Item 5 that the Company had filed a shelf registration statement (the "Shelf") related to the issuance of debt securities, a prospectus supplement had been filed relating to the issuance of debt securities under the Shelf and an underwriting agreement had been entered into relating to the sale of these debt securities. In addition, a list of related exhibits was reported under Item 7.

          The report filed on December 9, 1997 reported under Item 5 that the Company had filed a prospectus supplement relating to the issuance of additional debt securities under the Shelf and a distribution agreement had been entered into relating to the sale of these debt securities. In addition, a list of related exhibits was reported under Item 7.
                                     46

                                     SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                  Amgen Inc.
                                                  (Registrant)



     Date:       3/23/98                  By:     /s/ ROBERT S. ATTIYEH
                                                  Robert S. Attiyeh
                                                  Senior Vice President,
                                                  Finance and Corporate
                                                  Development, and
                                                  Chief Financial Officer
                                     47

                               POWER OF ATTORNEY

          KNOW ALL MEN AND WOMEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Robert S. Attiyeh and Kathryn E. Falberg, or either of them, his or her attorney-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


     /s/GORDON M. BINDER         3/23/98 /s/FREDERICK W. GLUCK      3/23/98
     Gordon M. Binder                    Frederick W. Gluck
     Chairman of the Board,              Director
     Chief Executive Officer and
     Director
     (Principal Executive Officer)
                                         /s/FRANKLIN P. JOHNSON, JR.3/23/98
                                         Franklin P. Johnson, Jr.
     /s/KEVIN W. SHARER          3/23/98 Director
     Kevin W. Sharer
     President, Chief Operating
     Officer and Director
                                         /s/STEVEN LAZARUS          3/23/98
                                         Steven Lazarus
     /s/ROBERT S. ATTIYEH        3/23/98 Director
     Robert S. Attiyeh
     Senior Vice President,
     Finance and Corporate
     Development and                     /s/EDWARD J. LEDDER        3/23/98
     Chief Financial Officer             Edward J. Ledder
                                         Director
     /s/KATHRYN E. FALBERG       3/23/98
     Kathryn E. Falberg
     Vice President,                     /s/GILBERT S. OMENN        3/23/98
     Corporate Controller and            Gilbert S. Omenn
     Chief Accounting Officer            Director


    /s/WILLIAM K. BOWES, JR.     3/23/98 /s/JUDITH C. PELHAM        3/23/98
    William K. Bowes, Jr.                Judith C. Pelham
    Director                             Director
                                     48

                                                                 EXHIBIT 23


                 CONSENT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


          We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 33-5111) pertaining to the 1984 Stock Option Plan, 1981 Incentive Stock Option Plan and Nonqualified Stock Option Plan of Amgen Inc., in the Registration Statement (Form S-8 No. 33-24013) pertaining to the Amended and Restated 1988 Stock Option Plan of Amgen Inc., in the Registration Statement (Form S-8 No. 33-39183) pertaining to the Amended and Restated Employee Stock Purchase Plan, in the Registration Statement (Form S-8 No. 33-39104) pertaining to the Amended and Restated Amgen Retirement and Savings Plan, in the Registration Statements (Form S-3/S-8 No. 33-29791 and Form S-8 No. 33-42501) pertaining to the Amended and Restated 1987 Directors' Stock Option Plan, in the Registration Statement (Form S-8 No.33-42072) pertaining to the Amgen Inc. Amended and Restated 1991 Equity Incentive Plan, in the Registration Statement (Form S-8 No. 33-47605) pertaining to the Retirement and Savings Plan for Amgen Puerto Rico, Inc., in the Registration Statement (Form S-8 No. 333-44727) pertaining to the Amgen Inc. 1997 Special Non-Officer Equity Incentive Plan and in the Registration Statement (Form S-3 No. 333-40405) of Amgen Inc. and in the related Prospectuses of our report dated January 21, 1998, with respect to the consolidated financial statements and financial statement schedule of Amgen Inc. included in this Annual Report (Form 10-K) for the year ended December 31, 1997.




                                                     /s/ ERNST & YOUNG LLP
     Los Angeles, California
     March 23, 1998
                                     49

              REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


     The Board of Directors and Stockholders of Amgen Inc.

     We have audited the accompanying consolidated balance sheets of Amgen Inc. as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Amgen Inc. at December 31, 1997 and 1996 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                                    /s/ ERNST & YOUNG LLP
     Los Angeles, California
     January 21, 1998
                                     F-1

                                  AMGEN INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                 Years ended December 31, 1997, 1996 and 1995
                     (In millions, except per share data)

                                          1997         1996        1995
                                        --------     --------    --------
    Revenues:
      Product sales ..................  $2,219.8     $2,088.2    $1,818.6
      Corporate partner revenues .....     125.9        109.9        85.2
      Royalty income .................      55.3         41.7        36.1
                                        --------     --------    --------
        Total revenues ...............   2,401.0      2,239.8     1,939.9
                                        --------     --------    --------
    Operating expenses:
      Cost of sales ..................     300.8        283.2       272.9
      Research and development .......     630.8        528.3       451.7
      Marketing and selling ..........     302.0        310.1       272.9
      General and administrative .....     181.8        160.5       145.5
      Loss of affiliates, net ........      36.1         52.8        53.3
      Legal assessment ...............     157.0            -           -
                                        --------     --------    --------
        Total operating expenses .....   1,608.5      1,334.9     1,196.3
                                        --------     --------    --------

    Operating income .................     792.5        904.9       743.6

    Other income (expense):
      Interest and other income ......      72.6         63.6        66.1
      Interest expense, net ..........      (3.7)        (6.2)      (15.3)
                                        --------     --------    --------
        Total other income (expense) .      68.9         57.4        50.8
                                        --------     --------    --------
    Income before income taxes .......     861.4        962.3       794.4

    Provision for income taxes .......     217.1        282.5       256.7
                                        --------     --------    --------
    Net income .......................  $  644.3     $  679.8    $  537.7
                                        ========     ========    ========
    Earnings per share:
      Basic ..........................     $2.44        $2.57       $2.03
      Diluted ........................     $2.35        $2.42       $1.92

    Shares used in calculation of
      earnings per share:
      Basic ..........................     264.1        264.9       265.0
      Diluted ........................     274.6        280.7       280.7

                           See accompanying notes.
                                     F-2

                                  AMGEN INC.
                         CONSOLIDATED BALANCE SHEETS
                          December 31, 1997 and 1996
                     (In millions, except per share data)

                                                    1997        1996
                                                  --------    --------
                                   ASSETS
     Current assets:
      Cash and cash equivalents ...............   $  239.1    $  169.3
      Marketable securities ...................      787.4       907.7
      Trade receivables, net of allowance for
        doubtful accounts of $14.2 in 1997 and
        $11.8 in 1996 .........................      269.0       225.4
      Inventories .............................      109.2        97.4
      Other current assets ....................      138.8       102.8
                                                  --------    --------
        Total current assets ..................    1,543.5     1,502.6

     Property, plant and equipment at cost, net    1,186.2       910.5
     Investments in affiliated companies.......      116.9       109.6
     Other assets..............................      263.6       242.9
                                                  --------    --------
                                                  $3,110.2    $2,765.6
                                                  ========    ========
                    LIABILITIES AND STOCKHOLDERS' EQUITY
     Current liabilities:
      Accounts payable ........................   $  103.9    $   75.0
      Accrued liabilities .....................      608.0       449.7
      Current portion of long-term debt .......       30.0       118.2
                                                  --------    --------
        Total current liabilities .............      741.9       642.9

     Long-term debt............................      229.0        59.0
     Put warrants..............................          -       157.4
     Contingencies
     Stockholders' equity:
      Preferred stock; $.0001 par value; 5
        shares authorized; none issued or
        outstanding ...........................          -           -
      Common stock and additional paid-in
        capital; $.0001 par value; 750 shares
        authorized; outstanding - 258.3 shares
        in 1997 and 264.7 shares in 1996 ......    1,196.1     1,026.9
      Retained earnings .......................      943.2       879.4
                                                  --------    --------
          Total stockholders' equity ..........    2,139.3     1,906.3
                                                  --------    --------
                                                  $3,110.2    $2,765.6
                                                  ========    ========
                           See accompanying notes.
                                     F-3

                                  AMGEN INC.
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 Years ended December 31, 1997, 1996 and 1995
                                (In millions)
                                                     Common
                                                    stock and
                                            Number additional
                                              of     paid-in   Retained
                                            shares   capital   earnings
                                            ------  --------   --------
  Balance at December 31, 1994 ............  264.7  $  719.3     $555.0
  Issuance of common stock upon the
    exercise of stock options and in
    connection with an employee stock
    purchase plan .........................    8.3     102.7          -
  Tax benefits related to stock options ...      -      42.8          -
  Repurchases of common stock .............   (7.3)        -     (285.7)
  Net income ..............................      -         -      537.7
                                             -----  --------     ------

  Balance at December 31, 1995 ............  265.7     864.8      807.0
  Issuance of common stock upon the
    exercise of stock options and in
    connection with an employee stock
    purchase plan .........................    6.7     113.5          -
  Tax benefits related to stock options ...      -      48.6          -
  Reclassification of put warrant
    obligation ............................      -         -     (157.4)
  Repurchases of common stock .............   (7.7)        -     (450.0)
  Net income ..............................      -         -      679.8
                                             -----  --------     ------

  Balance at December 31, 1996 ............  264.7   1,026.9      879.4
  Issuance of common stock upon the
    exercise of stock options and in
    connection with an employee stock
    purchase plan .........................    7.3     134.3          -
  Tax benefits related to stock options ...      -      54.7          -
  Reclassification of put warrant
    obligation ............................      -         -      157.4
  Repurchases of common stock .............  (13.7)        -     (737.9)
  Net income ..............................      -         -      644.3
  Cumulative translation adjustment and
    other .................................      -     (19.8)         -
                                             -----  --------     ------

  Balance at December 31, 1997 ............  258.3  $1,196.1     $943.2
                                             =====  ========     ======
                           See accompanying notes.
                                     F-4

                                  AMGEN INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                 Years ended December 31, 1997, 1996 and 1995
                                (In millions)

                                             1997       1996       1995
                                           --------   --------   --------
    Cash flows from operating
      activities:
      Net income ........................  $ 644.3     $ 679.8   $  537.7
      Depreciation and amortization .....    117.1       100.3       84.3
      Deferred income taxes .............    (31.4)       25.6       23.9
      Loss of affiliates, net ...........     36.1        52.8       53.3
      Cash provided by (used in):
        Trade receivables, net ..........    (43.6)      (26.1)      (4.6)
        Inventories .....................    (11.8)       (8.6)       9.2
        Other current assets ............      5.0       (11.8)      (8.0)
        Accounts payable ................     28.9        20.6       23.9
        Accrued liabilities .............    158.3       (10.0)      53.5
                                           -------     -------   --------
          Net cash provided by operating
            activities ..................    902.9       822.6      773.2
                                           -------     -------   --------
    Cash flows from investing
      activities:
      Purchases of property, plant and
        equipment .......................   (387.8)     (266.9)    (162.7)
      Proceeds from maturities of
        marketable securities ...........    244.3       168.3      129.6
      Proceeds from sales of marketable
        securities ......................    647.1       762.4    1,018.8
      Purchases of marketable securities    (767.5)     (854.8)  (1,646.6)
      Increase in investments in
        affiliated companies ............     (3.3)      (14.6)     (19.5)
      Increase in other assets ..........    (35.0)     (104.6)     (13.7)
                                           -------     -------   --------
          Net cash used in investing
            activities ..................  $(302.2)    $(310.2)  $ (694.1)
                                           -------     -------   --------

                           See accompanying notes.
                           (Continued on next page)
                                     F-5

                                  AMGEN INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                 Years ended December 31, 1997, 1996 and 1995
                                (In millions)

                                             1997       1996       1995
                                           --------   --------   --------
    Cash flows from financing
      activities:
      Decrease in commercial paper ......  $     -     $ (69.7)  $  (30.0)
      Repayment of long-term debt .......   (118.2)          -       (6.2)
      Proceeds from issuance of long-
        term debt .......................    200.0           -          -
      Net proceeds from issuance of
        common stock upon the exercise
        of stock options and in
        connection with an employee
        stock purchase plan .............    134.3       113.5      102.7
      Tax benefits related to stock
        options .........................     54.7        48.6       42.8
      Repurchases of common stock .......   (737.9)     (450.0)    (285.7)
      Other .............................    (63.8)      (52.2)     (47.3)
                                           -------     -------   --------
          Net cash used in financing
            activities ..................   (530.9)     (409.8)    (223.7)
                                           -------     -------   --------
    Increase (decrease) in cash and cash
      equivalents .......................     69.8       102.6     (144.6)

    Cash and cash equivalents at
      beginning of period ...............    169.3        66.7      211.3
                                           -------     -------   --------
    Cash and cash equivalents at end of
      period ............................  $ 239.1     $ 169.3   $   66.7
                                           =======     =======   ========

                           See accompanying notes.
                                     F-6

                                  AMGEN INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              December 31, 1997


     1.   Summary of significant accounting policies

       Business

          Amgen Inc. ("Amgen" or the "Company") is a global biotechnology company that discovers, develops, manufactures and markets human therapeutics based on advances in cellular and molecular biology.

       Principles of consolidation

          The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries as well as affiliated companies in which the Company has a controlling financial interest and exercises control over their operations ("majority controlled affiliates"). All material intercompany transactions and balances have been eliminated in consolidation. Investments in affiliated companies which are 50% or less owned and where the Company exercises significant influence over operations are accounted for using the equity method. All other equity investments are accounted for under the cost method. The caption "Loss of affiliates, net" includes Amgen's equity in the operating results of affiliated companies and the minority interest others hold in the operating results of Amgen's majority controlled affiliates.

       Available-for-sale securities

          The Company considers cash equivalents to be only those investments which are highly liquid, readily convertible to cash and which mature within three months from date of purchase.

          The Company considers its investment portfolio and cost method equity investments available-for-sale as defined in Statement of Financial Accounting Standards ("SFAS") No. 115 and accordingly, these investments are recorded at fair value (see Note 9). There were no material unrealized gains or losses nor any material differences between the estimated fair values and costs of securities at December 31, 1997 and 1996. There were no material realized gains and losses for the years ended December 31, 1997, 1996 and 1995. The cost of securities sold is based on the specific identification method. The fair value of available-for-sale investments by type of security, contractual maturity and classification in the balance sheet are as follows (in millions):
                                     F-7

                                                        December 31,
                                                       1997       1996
                                                     --------   --------
      Type of security:

      Corporate debt securities ..................   $  597.2   $  656.2
      U.S. Treasury securities and obligations of
        U.S. government agencies .................      266.3      209.7
      Other interest bearing securities ..........      166.2      222.3
                                                     --------   --------
         Total debt securities ...................    1,029.7    1,088.2
      Equity securities ..........................       97.9       79.3
                                                     --------   --------
                                                     $1,127.6   $1,167.5
                                                     ========   ========

      Contractual maturity:

      Maturing in one year or less ...............   $  453.3   $  610.8
      Maturing after one year through three years       505.4      351.3
      Maturing after three years .................       71.0      126.1
                                                     --------   --------
         Total debt securities ...................    1,029.7    1,088.2
      Equity securities ..........................       97.9       79.3
                                                     --------   --------
                                                     $1,127.6   $1,167.5
                                                     ========   ========

      Classification in balance sheet:

      Cash and cash equivalents ..................   $  239.1   $  169.3
      Marketable securities ......................      787.4      907.7
      Other assets - noncurrent ..................      137.9      119.3
                                                     --------   --------
                                                      1,164.4    1,196.3
      Less cash ..................................      (36.8)     (28.8)
                                                     --------   --------
                                                     $1,127.6   $1,167.5
                                                     ========   ========

          The primary objectives for the Company's investment portfolio are liquidity and safety of principal. Investments are made to achieve the highest rate of return to the Company, consistent with these two objectives. The Company's investment policy limits investments to certain types of instruments issued by institutions with investment grade credit ratings and places restrictions on maturities and concentration by type and issuer. The Company invests its excess cash in securities with varying maturities to meet projected cash needs.
                                     F-8

       Inventories

          Inventories are stated at the lower of cost or market. Cost is determined in a manner which approximates the first-in, first-out
     (FIFO) method. Inventories are shown net of applicable reserves and allowances. Inventories consisted of the following (in millions):

                                                December 31,
                                               1997      1996
                                              ------    ------
              Raw materials ..............    $ 18.7     $15.9
              Work in process ............      53.6      56.2
              Finished goods .............      36.9      25.3
                                              ------     -----
                                              $109.2     $97.4
                                              ======     =====

       Depreciation and amortization

          Depreciation of buildings and equipment is provided over their estimated useful lives on a straight-line basis. Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or lease terms, including periods covered by options which are expected to be exercised. Useful lives by asset category are as follows:

                          Asset Category                Years
                          --------------                -----
              Buildings ...........................    10 - 30
              Manufacturing equipment .............       5
              Laboratory equipment ................       5
              Furniture and office equipment ......     3 - 10

       Product sales

          Product sales consist of three products, EPOGEN(R) (Epoetin alfa), NEUPOGEN(R) (Filgrastim) and INFERGEN(R) (Interferon alfacon-
     1).

          The Company has the exclusive right to sell Epoetin alfa for dialysis, diagnostics and all non-human uses in the United States. The Company sells Epoetin alfa under the brand name EPOGEN(R). Amgen has granted to Ortho Pharmaceutical Corporation, a subsidiary of Johnson & Johnson ("Johnson & Johnson"), a license relating to Epoetin alfa for sales in the United States for all human uses except dialysis and diagnostics. Pursuant to this license, Amgen does not recognize product sales it makes into the exclusive market of Johnson & Johnson and does recognize the product sales made by Johnson & Johnson into Amgen's exclusive market. Sales in Amgen's exclusive market and adjustments thereto are derived from Company shipments and from third-party data on shipments to end users and their usage (see Note 4, "Contingencies - Johnson & Johnson arbitrations").

       Research and development costs

          Research and development costs are expensed as incurred. Payments related to the acquisition of technology rights, for which development work is in-process, are expensed and considered a component of research and development costs.

       Foreign currency transactions

          The Company has a program to manage foreign currency risk. As part of this program, it has purchased foreign currency option and forward contracts to hedge against possible reductions in values of certain anticipated foreign currency cash flows generally over the next 12 months, primarily resulting from its sales in Europe. At December 31, 1997, the Company had option and forward contracts to exchange foreign currencies for U.S. dollars of $60.3 million and $15.2 million, respectively, all having maturities of ten months or less. The option contracts, which have only nominal intrinsic value at the time of purchase, are designated and effective as hedges of anticipated foreign currency transactions for financial reporting purposes and accordingly, the net gains on such contracts are deferred and recognized in the same period as the hedged transactions. The forward contracts do not qualify as hedges for financial reporting purposes and accordingly, are marked-to-market. Net gains on option contracts (including option contracts for hedged transactions whose occurrence are no longer probable) and changes in market values of forward contracts are reflected in "Interest and other income". The deferred premiums on option contracts and fair values of forward contracts are included in "Other current assets".

          The Company has additional foreign currency forward contracts to hedge exposures to foreign currency fluctuations of certain receivables and payables denominated in foreign currencies. At December 31, 1997, the Company had forward contracts to exchange foreign currencies, primarily Swiss francs, for U.S. dollars of $54.4 million, all having maturities of five months or less. These contracts are designated and effective as hedges and accordingly, gains and losses on these forward contracts are recognized in the same period the offsetting gains and losses of hedged assets and liabilities are realized and recognized. The fair values of the forward contracts are included in the corresponding captions of the hedged assets and liabilities. Gains and losses on forward contracts, to the extent they differ in amount from the hedged receivables and payables, are included in "Interest and other income".

       Interest

          Interest costs are expensed as incurred, except to the extent such interest is related to construction in progress, in which case interest is capitalized. Interest costs capitalized for the years ended December 31, 1997, 1996 and 1995, were $10.5 million, $4.2 million and $4.7 million, respectively.

       Stock option and purchase plans

          The Company's stock option and purchase plans are accounted for
     under  Accounting   Principles   Board  ("APB")   Opinion   No.  25,
     "Accounting for Stock Issued to Employees" (see Note 7).
                                     F-10

       Earnings per share

          During the year ended December 31, 1997, the Company adopted SFAS No. 128, "Earnings Per Share", which required a change in the method used to compute earnings per share. Under this new standard, primary and fully diluted earnings per share were replaced with "Basic" and "Diluted" earnings per share. Basic earnings per share amounts exclude the dilutive effect of potential common shares and are therefore higher than the primary earnings per share amounts previously presented. For Amgen, diluted earnings per share amounts under the new standard are the same as primary earnings per share amounts previously presented. As required by SFAS No. 128, all prior period amounts have been restated to conform to the new presentation.

          Basic earnings per share is based upon the weighted-average number of common shares outstanding. Diluted earnings per share is based upon the weighted-average number of common shares and dilutive potential common shares outstanding. Potential common shares are outstanding options under the Company's stock option plans which are included under the treasury stock method.

          The following table  sets forth  the computation for  basic and
     diluted  earnings  per   share  (in   millions,  except   per  share
     information):

                                            Years ended December 31,
                                           1997        1996       1995
                                          ------      ------     ------
      Numerator for basic and diluted
        earnings per share - net
        income ........................   $644.3      $679.8     $537.7
                                          ======      ======     ======
      Denominator:
        Denominator for basic
          earnings per share -
          weighted-average shares......    264.1       264.9      265.0
        Effect of dilutive securities
          - employee stock options.....     10.5        15.8       15.7
                                          ------      ------     ------
        Denominator for diluted
          earnings per share - adjusted
          weighted-average shares......    274.6       280.7      280.7
                                          ======      ======     ======
      Basic earnings per share ........    $2.44       $2.57      $2.03
                                          ======      ======     ======
      Diluted earnings per share ......    $2.35       $2.42      $1.92
                                          ======      ======     ======

          Options to purchase 10.7 million, 0.2 million and 0.4 million shares with exercise prices greater than the average market prices of common stock were outstanding during the years ended December 31, 1997, 1996 and 1995, respectively. These options were excluded from the respective computations of diluted earnings per share because their effect would be anti-dilutive.
                                     F-11

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


     2.   Related party transactions

          The Company owns a 50% interest in Kirin-Amgen, Inc. ("Kirin-Amgen"), a corporation formed in 1984 for the development and commercialization of certain products based on advanced biotechnology. Pursuant to the terms of agreements entered into with Kirin-Amgen, the Company conducts certain research and development activities on behalf of Kirin-Amgen and is paid for such services at negotiated rates. Included in revenues from corporate partners for the years ended December 31, 1997, 1996 and 1995, are $87.9 million, $79.9 million and $72.6 million, respectively, related to these agreements.

          In connection with its various agreements with Kirin-Amgen, the Company has been granted sole and exclusive licenses for the manufacture and sale of certain products in specified geographic areas of the world. In return for such licenses, the Company paid Kirin-Amgen stated amounts upon the receipt of the licenses and/or pays Kirin-Amgen royalties based on sales. During the years ended December 31, 1997, 1996 and 1995, Kirin-Amgen earned royalties from Amgen of $91.4 million, $86.2 million and $74.2 million, respectively, under such agreements, which are included in "Cost of sales" in the accompanying consolidated statements of operations.

          At  December   31,   1997,  Amgen's   share   of  Kirin-Amgen's
     undistributed retained earnings was approximately $73.5 million.


     3.   Debt

          The Company has a commercial paper program which provides for unsecured short-term borrowings up to an aggregate of $200 million. No commercial paper was outstanding at December 31, 1997 and 1996.
                                     F-12

          Long-term debt consisted of the following (in millions):

                                                  December 31,
                                                 1997       1996
                                                ------     ------
             Debt securities ................   $259.0     $109.0
             Promissory notes ...............        -       68.2
                                                ------     ------
                                                 259.0      177.2
             Less current portion ...........    (30.0)    (118.2)
                                                ------     ------
                                                $229.0     $ 59.0
                                                ======     ======

          In November 1997, the Company established a $500 million debt shelf registration statement. In December 1997, pursuant to this registration statement, the Company issued $100 million of debt securities that bear interest at a fixed rate of 6.5% and mature in 10 years (the "Notes") and established a $400 million medium term note program. The Company may offer and issue medium term notes from time to time with terms to be determined by market conditions.

          In April 1997, the Company issued $100 million of debt securities that bear interest at a fixed rate of 8.1% and mature in 2097 (the "Century Notes"). These securities may be redeemed in whole or in part at the Company's option at any time for a redemption price equal to the greater of the principal amount to be redeemed or the sum of the present values of the principal and remaining interest payments discounted at a determined rate plus, in each case, accrued interest.

          In addition to the Notes and the Century Notes, debt securities outstanding at December 31, 1997 include $59 million of notes that bear interest at fixed rates averaging 5.8% and mature in one to six years. The terms of the debt securities require the Company to meet certain debt to tangible net asset ratios and places limitations on liens and sale/leaseback transactions and, except with respect to the Notes and the Century Notes, places limitations on subsidiary indebtedness.

          The Company issued promissory notes to assist in financing the acquisition and related construction of a manufacturing facility in Puerto Rico. These notes were repaid in 1997.

          The Company has an unsecured credit facility (the "credit facility") that includes a commitment expiring on June 23, 2000 for up to $150 million of borrowings under a revolving line of credit (the "revolving line commitment"). As of December 31, 1997, $150 million was available under the revolving line commitment for borrowing. Borrowings under the revolving line commitment bear interest at various rates which are a function of, at the Company's option, either the prime rate of a major bank, the federal funds rate or a Eurodollar base rate. Under the terms of the credit facility, the Company is required to meet a minimum interest coverage ratio and maintain a minimum level of tangible net worth. In addition, the credit facility contains limitations on investments, liens and sale/leaseback transactions.

          The aggregate stated maturities of all long-term obligations due subsequent to December 31, 1997, are as follows: $30 million in 1998; $6 million in 1999; none in 2000; none in 2001; none in 2002; and $223 million after 2002.


     4.   Contingencies

       Johnson & Johnson arbitrations

          Epoetin alfa

          In September 1985, the Company granted Johnson & Johnson's affiliate, Ortho Pharmaceutical Corporation, a license relating to certain patented technology and know-how of the Company to sell a genetically engineered form of recombinant human erythropoietin, called Epoetin alfa, throughout the United States for all human uses except dialysis and diagnostics. Johnson & Johnson sells Epoetin alfa under the brand name PROCRIT(R). A number of disputes have arisen between Amgen and Johnson & Johnson as to their respective rights and obligations under the various agreements between them, including the agreement granting the license (the "License Agreement").

          A dispute between Amgen and Johnson & Johnson that is the subject of a current arbitration proceeding relates to the audit methodology currently employed by the Company for Epoetin alfa sales. The Company and Johnson & Johnson are required to compensate each other for Epoetin alfa sales which either party makes into the other party's exclusive market. The Company has established and is employing an audit methodology to assign the proceeds of sales of
     EPOGEN(R) and PROCRIT in the Company's and Johnson & Johnson's respective exclusive markets, sometimes referred to as "spillover". Spillover occurs when, for example, a hospital or other purchaser buys one brand for use in both dialysis and non-dialysis indications. On September 12, 1997, the arbitrator in this matter (the "Arbitrator") issued an opinion adopting the Company's audit methodology.  For the  free standing dialysis  center segment of  the
     Epoetin alfa market, which accounts for about two-thirds of the Company's EPOGEN sales, the Arbitrator ruled that the Company's audit accurately determined that all Epoetin alfa sales to free standing dialysis centers are made for dialysis. For the other segments of the Epoetin alfa market, the Arbitrator ruled that the detailed methodology used by Amgen accurately measured and allocated Epoetin alfa sales for all but the Hospital and Home Health Care segments, for which he ordered certain adjustments to the results of the audit for the 1991-94 time period. The Arbitrator also ruled that no payments are due for the 1989-90 period. Subject to further guidance from the Arbitrator to clarify his opinion, the Company estimated that the effect of the opinion would be a net spillover payment to Johnson & Johnson which, after benefit of income tax effects, was $78 million for the 1991-94 period and interest in the amount of $18 million after tax. As a result of the opinion, the Company took a charge of $0.35 per share in the third quarter of 1997 for the spillover payment and interest.

          A hearing before the Arbitrator was held on October 27, 1997 to clarify, among other issues, the calculation for the amount of the spillover payment due to Johnson & Johnson for the 1991-94 time period. As a result of that hearing, the Company will pay an additional amount to Johnson & Johnson for the 1991-94 period which is covered by amounts previously provided for by the Company. Further rulings clarifying the Company's entitlement to attorneys' fees and costs and audit costs as well as the calculation of spillover payments, if any, that may be due to the Company or Johnson & Johnson for 1995, 1996 and 1997 have been sought by the parties before a final order is issued. Pending determination by the Arbitrator, the Company has not taken any benefit for the possible recovery of attorneys' fees and costs or audit costs and has retained spillover reserves. Johnson & Johnson also disputes the Company's entitlement to reimbursement for attorneys' fees and costs or audit costs. Accordingly, there can be no assurance that the Arbitrator will award such reimbursement. If, as a result of these further arbitration rulings, any adjustments to the results of the Company's audit yield results that are different from the results of the audit currently employed by the Company, the Company may be required to pay additional compensation to Johnson & Johnson for sales during 1995, 1996 and 1997, or Johnson & Johnson may be required to pay compensation to the Company for such prior period sales.

          The Company has filed a demand in the arbitration to terminate Johnson & Johnson's rights under the License Agreement and to recover damages for breach of the License Agreement. Johnson & Johnson disputes the Arbitrator's jurisdiction to decide the Company's demand. A hearing before the Arbitrator on the Company's demand will be scheduled following his final adjudication of the audit methodologies for Epoetin alfa sales.

          On October 2, 1995, Johnson & Johnson filed a demand for a separate arbitration proceeding against the Company before the
     American Arbitration Association ("AAA") in Chicago, Illinois. Johnson & Johnson alleges in this demand that the Company has breached the License Agreement. The demand also includes allegations of various antitrust violations. In this demand, Johnson & Johnson seeks an injunction, declaratory relief, unspecified compensatory damages, punitive damages and costs. On October 27, 1995, the Company filed a complaint in the Circuit Court of Cook County, Illinois seeking an order compelling Johnson & Johnson to arbitrate the Company's claim for termination before the Arbitrator as well as all related counterclaims asserted in Johnson & Johnson's October 2, 1995 AAA arbitration demand. The Company is unable to predict at this time the outcome of the demand for termination or when it will be resolved. The Company has filed a motion to stay the AAA arbitration pending the outcome of the existing arbitration proceedings before the Arbitrator discussed above. The Company has also filed an answer and counterclaim denying that AAA has jurisdiction to hear or decide the claims stated in the demand, denying the allegations in the demand and counter claiming for certain unpaid invoices.

          NESP

          On June 5, 1997, Johnson & Johnson filed a demand for arbitration against Kirin-Amgen, Inc. ("Kirin-Amgen"), an affiliate of the Company, before the AAA. The demand alleges that Amgen's novel erythropoiesis stimulating protein ("NESP") is covered by a license granted by Kirin-Amgen to Johnson & Johnson in 1985 for the development, manufacture and sale of Epoetin alfa in certain territories outside the United States, Japan and China (the "K-A License"). In 1996 Kirin-Amgen acquired exclusive worldwide rights in NESP from Amgen. Kirin-Amgen, in turn, transferred certain rights in NESP to Kirin and certain rights to Amgen. Johnson & Johnson alleges that the K-A License effectively grants Johnson & Johnson the same right to develop, manufacture and sell NESP as granted under the K-A License with respect to Epoetin alfa. Kirin-Amgen filed its answer to Johnson & Johnson's complaint on January 12, 1998, denying that Johnson & Johnson has rights to NESP. Kirin-Amgen also asserted a counterclaim for the recovery of certain royalty payments which Kirin-Amgen asserts were improperly withheld. The trial in this matter is scheduled to commence in July 1998.

          While it is not possible to predict accurately or determine the eventual outcome of the above described legal matters or various other legal proceedings (including patent disputes) involving Amgen, the Company believes that the outcome of these proceedings will not have a material adverse effect on its annual financial statements.


     5.   Income taxes

          The provision for income taxes includes the following (in millions):

                                               Years ended December 31,
                                                1997      1996     1995
                                               ------    ------   ------
      Current provision:
        Federal (including U.S. possessions)   $227.2    $240.4   $211.5
        State ...............................    21.2      16.6     21.3
                                               ------    ------   ------
          Total current provision ...........   248.4     257.0    232.8
                                               ------    ------   ------
      Deferred provision (benefit):
        Federal (including U.S. possessions)    (25.6)     24.1     25.1
        State ...............................    (5.7)      1.4     (1.2)
                                               ------    ------   ------
          Total deferred provision (benefit)    (31.3)     25.5     23.9
                                               ------    ------   ------
                                               $217.1    $282.5   $256.7
                                               ======    ======   ======

          Deferred income taxes reflect the net tax effects of net operating loss carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows (in millions):
                                     F-16

                                                      December 31,
                                                     1997       1996
                                                    ------     ------
         Deferred tax assets:
           Expense accruals ....................    $103.3     $ 55.9
           Net operating loss carryforwards ....      63.1       83.3
           Fixed assets ........................      25.4       12.9
           Research collaboration expenses .....      23.1       19.0
           Royalty obligation buyouts ..........       9.8       11.0
           Other ...............................       7.1        9.5
                                                    ------     ------
             Total deferred tax assets .........     231.8      191.6

         Valuation allowance ...................     (79.7)     (82.6)
                                                    ------     ------
             Net deferred tax assets ...........     152.1      109.0
                                                    ------     ------
         Deferred tax liabilities:
           Purchase of technology rights .......     (54.9)     (45.0)
           Other ...............................      (3.9)      (2.7)
                                                    ------     ------
             Total deferred tax liabilities ....     (58.8)     (47.7)
                                                    ------     ------
                                                    $ 93.3     $ 61.3
                                                    ======     ======

          The net change in the valuation allowance for deferred tax assets during the year ended December 31, 1997 was a $2.9 million reduction.

          At December 31, 1997, the Company had operating loss carryforwards available to reduce future federal taxable income of which $80.2 million expire in 2008 and $81.9 million expire in 2009. These operating loss carryforwards relate to the 1994 acquisition of Synergen, Inc., a biotechnology company. Utilization of these operating loss carryforwards is limited to approximately $16 million per year.

          The provision for income taxes varies from income taxes provided based on the federal statutory rate as follows:

                                               Years ended December 31,
                                               1997      1996       1995
                                              ------    ------     ------
     Statutory rate applied to income
       before income taxes .................   35.0%     35.0%      35.0%
     Benefit of Puerto Rico operations, net
       of Puerto Rico income taxes .........   (7.3)%    (6.8)%     (3.5)%
     Utilization of tax credits, primarily
       research and experimentation ........   (2.9)%    (1.1)%     (0.8)%
     Other, net ............................    0.4%      2.3%       1.6%
                                              -----     -----      -----
                                               25.2%     29.4%      32.3%
                                              =====     =====      =====

          Income taxes paid during the years ended December 31, 1997, 1996 and 1995, totaled $176.1 million, $246 million and $100.8 million, respectively.

     6.   Stockholders' equity

       Stockholder Rights agreement

          On February 18, 1997, the Board of Directors of the Company redeemed the rights under the Company's former common stock rights plan and declared and distributed a dividend of one preferred share purchase right (a "Right") for each then outstanding share of common stock of the Company and authorized the distribution of one Right with respect to each subsequently issued share of common stock. The Rights and the redemption price were payable to stockholders of record on March 21, 1997.

          Each Right entitles a stockholder to buy one one-thousandth of a share of Series A Junior Participating Preferred Stock of the Company at an exercise price of $225. The Rights will expire on March 21, 2007.

          Under certain circumstances, if an acquiring person or group acquires 10% or more of the Company's outstanding common stock, an exercisable Right will entitle its holder (other than the acquirer) to buy shares of common stock of the Company having a market value of two times the exercise price of one Right. However, in limited circumstances approved by the outside directors of the Board, a stockholder who enters into an acceptable standstill agreement may acquire up to 20% of the outstanding shares without triggering the Rights. If an acquirer acquires at least 10%, but less than 50%, of the Company's common stock, the Board may exchange each Right (other than those of the acquirer) for one share of common stock per Right. In addition, under certain circumstances, if the Company is involved in a merger or other business combination where it is not the surviving corporation, an exercisable Right will entitle its holder to buy shares of common stock of the acquiring company having a market value of two times the exercise price of one Right. The Company may redeem the Rights at $.001 per Right at any time prior to the public announcement that a 10% position has been acquired.

       Stock repurchase program

          The Company has a stock repurchase program primarily to offset the dilutive effect of its employee stock option and stock purchase plans. Stock repurchased under the program is retired. In October 1997, the Board of Directors authorized the Company to repurchase up to $1 billion of common stock through December 31, 1998. As of December 31, 1997, $712.1 million was available for repurchase under the program.

          In connection with the Company's stock repurchase program, put warrants were sold to an independent third party during 1996. Each put warrant entitled the holder to sell one share of Amgen Inc. common stock to the Company at a specified price. The maximum potential repurchase obligation outstanding under these instruments was reclassified from stockholders' equity to "Put warrants". No put warrants were outstanding at December 31, 1997. The repurchase obligation for put warrants at December 31, 1996 was $157.4 million.

          Additionally during  1996, the  Company purchased  call options from an independent third party. Each call option entitled the Company to buy one share of Amgen Inc. common stock at a specified price. The premiums received from the sale of the put warrants offset in full the cost of the call options. No call options were outstanding at December 31, 1997.

       Other

          In addition to common stock, the Company's authorized capital includes 5 million shares of preferred stock, $.0001 par value, of which 0.8 million shares have been designated Series A Junior Participating Preferred Stock. At December 31, 1997, no shares of preferred stock were issued or outstanding.

          At December 31, 1997, the Company had reserved 61.7 million shares of its common stock which may be issued through its stock option and stock purchase plans and had reserved 0.8 million shares of preferred stock in connection with its preferred stock rights plan.


     7.   Stock option and purchase plans

          The Company's stock option plans provide for option grants designated as either nonqualified or incentive stock options. The options generally vest over a three to five year period and expire seven years from the date of grant. Most employees are eligible to receive a grant of stock options periodically with the number of shares generally determined by the employee's salary grade, performance level and the stock price. In addition, certain management and professional level employees normally receive a stock option grant upon hire. In 1997, most employees received an additional stock option grant in which all shares will vest the earlier of: (i) five years from date of grant; and (ii) the date on which the closing price of Amgen stock equals or exceeds $75 per share. In December 1997, the Board of Directors of Amgen adopted the 1997 Special Non-Officer Equity Incentive Plan (the "1997 Plan") and reserved 12 million shares for issuance thereunder. The terms of the 1997 Plan are substantially similar to the terms of the Company's Amended and Restated 1991 Equity Incentive Plan except that the 1997 Plan does not permit: (i) repricing of options; (ii) the granting of reload options; and (iii) the granting of incentive stock options. As of December 31, 1997, the Company had 21.6 million shares of common stock available for future grant under its stock option plans.
                                     F-19

          Stock option information with respect to all of the Company's stock option plans follows (shares in millions):

                                                    Exercise Price
                                            -----------------------------
                                                                Weighted-
                                    Shares     Low       High    Average
                                    ------     ---       ----    --------
    Balance unexercised at
      December 31, 1994 .........    35.0     $1.76     $38.88    $16.58
        Granted .................     7.1    $28.94     $58.88    $39.62
        Exercised ...............    (8.1)    $1.93     $38.88    $12.87
        Forfeited ...............    (1.0)    $2.25     $39.88    $19.86
                                     ----
    Balance unexercised at
      December 31, 1995 .........    33.0     $1.76     $58.88    $22.35
        Granted .................     4.6    $51.50     $64.13    $56.00
        Exercised ...............    (6.6)    $2.25     $55.75    $14.92
        Forfeited ...............     (.5)    $3.69     $61.88    $32.48
                                     ----
    Balance unexercised at
      December 31, 1996 .........    30.5     $1.76     $64.13    $29.00
        Granted .................    13.0    $46.50     $67.88    $54.56
        Exercised ...............    (7.1)    $1.76     $58.25    $18.36
        Forfeited ...............     (.9)    $4.31     $65.50    $45.74
                                     ----
    Balance unexercised at
      December 31, 1997 .........    35.5     $2.30     $67.88    $40.08
                                     ====

          At December 31, 1997, 1996 and  1995, stock options to purchase
     15.0 million, 15.7 million and 15.7 million shares were exercisable at weighted-average prices of $27.34, $20.53 and $15.71, respectively.

          The Company has an employee stock purchase plan whereby, in accordance with Section 423 of the Internal Revenue Code, eligible employees may authorize payroll deductions of up to 10% of their salary to purchase shares of the Company's common stock at the lower of 85% of the fair market value of common stock on the first or last day of the offering period. During each of the years ended December 31, 1997, 1996 and 1995, 0.2 million shares were purchased by employees at prices of approximately $46.00, $46.22 and $24.76 per share, respectively. At December 31, 1997, the Company had 4.6 million shares available for future issuance under this plan.

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

          The fair value of the options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1997, 1996 and 1995, respectively: risk-free interest rates of 6.0%, 6.4% and 5.9%; dividend yields of 0%, 0% and 0%; volatility factors of the expected market price of the Company's common stock of 33%, 34% and 33%; and expected life of the options of 3.7 years, 3.4 years and 3.4 years. These assumptions resulted in weighted-average fair values of $17.95, $18.25 and $12.40 per share for stock options granted in 1997, 1996 and 1995, respectively.

          The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options. The Company's employee stock options have characteristics significantly different from those of traded options such as vesting restrictions and extremely limited transferability. In addition, the assumptions used in option valuation models (see above) are highly subjective, particularly the expected stock price volatility of the underlying stock. Because changes in these subjective input assumptions can materially affect the fair value estimate, in management's opinion, existing valuation models do not provide a reliable single measure of the fair value of its employee stock options.

          For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options' vesting periods. The pro forma effect on net income for 1997, 1996 and 1995 is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to option grants made prior to 1995. Pro forma information in future years will reflect the amortization of a larger number of stock options granted in several succeeding years. The Company's pro forma information is as follows (in million, except per share information):

                                           Years ended December 31,
                                         1997        1996        1995
                                        ------      ------      ------
      Pro forma net income ...........  $575.8      $631.5      $517.6

      Pro forma earnings per share:
        Basic ........................   $2.18       $2.38       $1.95
        Diluted ......................   $2.12       $2.26       $1.85
                                     F-21

          Information regarding stock options outstanding as of December 31, 1997 is as follows (options in millions):

                          Options Outstanding        Options Exercisable
                     -----------------------------   -------------------
                                         Weighted-
                             Weighted-    Average              Weighted-
                              Average    Remaining              Average
                              Exercise  Contractual            Exercise
       Price Range   Shares    Price       Life       Shares     Price
     --------------  ------  ---------  -----------  --------  ---------
      Under $20.00      4.6    $13.64    2.2 years     4.2      $13.59
     $20.00 - $40.00   13.4    $29.94    3.4 years     9.1      $28.59
       Over $40.00     17.5    $54.76    6.3 years     1.7      $55.18


     8.   Balance sheet accounts

          Property, plant and equipment consisted of the following (in millions):

                                                    December 31,
                                                 1997         1996
                                               --------     --------
       Land ................................   $   70.1     $   62.6
       Buildings ...........................      491.0        425.5
       Manufacturing equipment .............       81.4         63.0
       Laboratory equipment ................      205.8        174.9
       Furniture and office equipment ......      320.0        266.2
       Leasehold improvements ..............       58.8         56.5
       Construction in progress ............      442.1        252.5
                                               --------     --------
                                                1,669.2      1,301.2
       Less accumulated depreciation and
          amortization......................     (483.0)      (390.7)
                                               --------     --------
                                               $1,186.2     $  910.5
                                               ========     ========

          Accrued liabilities consisted of the following (in millions):

                                                    December 31,
                                                  1997         1996
                                                 ------       ------
       Due to affiliated companies and
          corporate partners................     $232.5       $121.2
       Income taxes ........................       98.7         86.8
       Sales incentives, royalties and
          allowances........................       92.9         79.7
       Employee compensation and benefits ..       87.8         83.4
       Other ...............................       96.1         78.6
                                                 ------       ------
                                                 $608.0       $449.7
                                                 ======       ======
                                     F-22

     9.   Fair values of financial instruments

          The carrying amounts of cash, cash equivalents, marketable securities and cost method equity investments approximated their fair values. Fair values of cash equivalents, marketable securities and cost method equity investments are based on quoted market prices.

          The fair value of debt securities at December 31, 1997 was approximately $276 million. The carrying values of debt securities and promissory notes at December 31, 1996 approximated their fair values. The fair values were estimated based on quoted market rates for instruments with similar terms and remaining maturities.

          The fair values of the foreign currency forward contracts and purchased foreign currency option contracts were not significant based on quoted market rates.


     10.  Major customers

          Amgen uses wholesale distributors of pharmaceutical products as the principal means of distributing the Company's products to clinics, hospitals and pharmacies. The Company monitors the financial condition of its larger distributors and limits its credit exposure by setting appropriate credit limits and requiring collateral from certain of its customers. For the years ended December 31, 1997, 1996 and 1995, sales to two large wholesale distributors as a percentage of total revenues were 24% and 14%, 24% and 14%, and 21% and 15%, respectively.


     11.  Geographic information

          Information about the Company's operations in the United States and its possessions, Europe and other international markets, which include Canada, Australia and Japan is as follows (in millions):

                                             Years ended December 31,
                                          1997         1996        1995
                                        --------     --------    --------
   Sales to unaffiliated customers:
     United States and possessions ..   $1,943.3     $1,803.5    $1,546.1
     Europe .........................      245.8        257.6       254.7
     Other ..........................       30.7         27.1        17.8
   Transfers between geographic
     areas:
     United States and possessions ..       16.9         24.5        12.6
   Other revenue ....................      181.2        151.6       121.3
   Adjustments and eliminations .....      (16.9)       (24.5)      (12.6)
                                        --------     --------    --------
   Total revenues ...................   $2,401.0     $2,239.8    $1,939.9
                                        ========     ========    ========
                                     F-23

                                             Years ended December 31,
                                          1997         1996        1995
                                        --------     --------    --------
   Operating profit (loss):
     United States and possessions ..     $864.1     $  980.0     $801.7
     Europe .........................       55.2         71.4       75.7
     Other ..........................      (38.7)       (34.8)     (33.1)
   Adjustments and eliminations .....        5.7         (5.7)      (1.7)
                                        --------     --------     ------
   Total operating profit ...........      886.3      1,010.9      842.6
   Interest and other income, net ...       68.9         57.4       50.8
   Loss of affiliates, net ..........      (36.1)       (52.8)     (53.3)
   General corporate expenses .......      (57.7)       (53.2)     (45.7)
                                        --------     --------     ------
   Income before income taxes .......     $861.4     $  962.3     $794.4
                                        ========     ========     ======

          Operating profit (loss) represents revenue less operating expenses directly related to each geographic area. Operating profit
     (loss) excludes "Interest and other income", "Loss of affiliates, net" and other expenses attributable to general corporate operations.

          Included in operating profit for the United States and its possessions is a legal assessment of $157 million for the year ended December 31, 1997. "Loss of affiliates, net" includes the minority interest in earnings of majority controlled European affiliates of $47.9 million, $55.3 million and $50.7 million, for the years ended December 31, 1997, 1996 and 1995, respectively.

          Information about the Company's identifiable assets in each geographic area is as follows (in millions):

                                                    December 31,
                                                 1997         1996
                                               --------     --------
        Identifiable assets:
          United States and possessions.....   $1,434.6     $1,127.0
          Europe............................      143.8        123.5
          Other.............................       12.7         23.1
        Adjustments and eliminations .......        5.3         (6.2)
                                               --------     --------
        Total identifiable assets ..........    1,596.4      1,267.4
        Corporate assets including equity
          method investments................    1,513.8      1,498.2
                                               --------     --------
        Total assets .......................   $3,110.2     $2,765.6
                                               ========     ========

          Identifiable assets are those assets of the Company that are identified with the operations in each geographic area. Europe's identifiable assets include accounts receivable of approximately $48.1 million and $44.2 million as of December 31, 1997 and 1996, respectively, denominated in foreign currencies. Corporate assets, which are excluded from identifiable assets, are principally comprised of cash, cash equivalents and marketable securities. At December 31, 1997 and 1996, total international assets approximated $200.9 million and $207.3 million, respectively, and total international liabilities approximated $30.5 million and $68.1 million, respectively.


     12.  Quarterly financial data
          (unaudited, in millions, except per share data):

     1997 Quarter Ended  Dec. 31       Sept. 30      June 30       Mar. 31
     ------------------  -------       --------      -------       -------
     Product sales.....   $564.3         $552.8       $566.7        $536.0
     Gross margin from
      product sales ...    486.6          478.5        489.9         464.0
     Net income........    179.7           83.8 (1)    200.5         180.3
     Earnings per
      share:
      Basic............      .69            .32 (1)      .76           .68
      Diluted..........      .67            .31 (1)      .72           .65

     1996 Quarter Ended  Dec. 31       Sept. 30      June 30       Mar. 31
     ------------------  -------       --------      -------       -------
     Product sales.....   $559.1         $533.3       $518.9        $476.9
     Gross margin from
      product sales ...    484.2          460.2        450.6         410.0
     Net income........    178.0          179.5        178.7         143.6
     Earnings per
      share:
      Basic............      .67            .68          .67           .54
      Diluted..........      .64            .64          .64           .51

     (1)During the third quarter of 1997, the Company accrued a $157 million spillover liability which resulted in an after-tax charge of $96.4 million, or $.35 per share on a diluted basis, related to arbitration proceedings with Johnson & Johnson (see Note 4, "Contingencies - Johnson & Johnson arbitrations").
                                     F-25

                                                                SCHEDULE II

                                   AMGEN INC.

                               VALUATION ACCOUNTS

                  Years ended December 31, 1997, 1996 and 1995
                                 (In millions)


                                             Additions
                                              Charged              Balance
                                 Balance at  to Costs              at End
                                  Beginning     and                  of
                                  of Period  Expenses  Deductions  Period
                                  --------   --------  ----------  -------
   Year ended December 31, 1997:
     Allowance for doubtful
     accounts..................     $11.8      $2.8       $0.4      $14.2

   Year ended December 31, 1996:
     Allowance for doubtful
     accounts..................     $13.8      $2.9       $4.9      $11.8

   Year ended December 31, 1995:
     Allowance for doubtful
     accounts..................     $13.3      $5.4       $4.9      $13.8