Form 10-K/A
period 1997-12-31
AMGEN INC
filed 1998-05-08
CIK 318154

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549
                                   FORM 10-K/A
                                 Amendment No. 1
     (Mark One)
     [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 1997
               OR
     [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934
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


                             EXPLANATORY STATEMENT

          This Amendment No. 1 to the Annual Report on Form 10-K for Amgen Inc. (the "Company") for the fiscal year ended December 31, 1997 is being filed to amend Item 14 (a) (3) by adding as Exhibits, certain amended and restated financial data schedules.

          As reported in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (the "Initial Form 10-K"), the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earning Per Share," which required a retroactive change in the method used to compute and display earnings per share information. Although earnings per share information presented in the Initial Form 10-K for prior periods was restated to the new method, financial data schedules for prior periods, restated in accordance with SFAS No. 128, were not included. Such restated financial data schedules are filed pursuant to this Amendment No. 1. This Amendment No. 1 is also being filed to amend certain amounts in the restated financial data schedules, as footnoted, to properly state information required by Regulation S-K, Item 601 (c), Appendix A. In addition, the financial data schedule filed as an exhibit to the Initial Form 10-K is also being amended, as footnoted, to properly state certain amounts required by Regulation S-K, Item 601 (c), Appendix A and filed pursuant to this Amendment No. 1.
                                            2

                                             PART IV

     Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
               8-K


       (a)3.   Exhibits

     Exhibit No.                     Description

       3.1       Restated Certificate of Incorporation as amended. (19)
       3.2*      Amended and Restated Bylaws.
       4.1       Indenture dated January  1, 1992 between the Company  and
                 Citibank N.A., as trustee. (8)
       4.2       Forms of Commercial Paper Master Note Certificates. (10)
       4.3       First Supplement  to Indenture, dated  February 26,  1997
                 between the Company and Citibank N.A., as trustee. (16)
       4.4       Officer's Certificate  pursuant to Sections  2.1 and  2.3
                 of the Indenture, as supplemented, establishing a  series
                 of  securities "8-1/8%  Debentures  due April  1,  2097."
                 (18)
       4.5       8-1/8% Debentures due April 1, 2097. (18)
       4.6       Form  of stock  certificate  for the  common  stock,  par
                 value $.0001 of the Company. (19)
       4.7       Officer's Certificate  pursuant to Sections  2.1 and  2.3
                 of  the  Indenture,  dated as  of  January  1,  1992,  as
                 supplemented by  the First supplemental Indenture,  dated
                 as of  February 26, 1997,  each between  the Company  and
                 Citibank,  N.A., as  Trustee,  establishing a  series  of
                 securities entitled "6.50%  Notes Due December 1,  2007".
                 (22)
       4.8       6.50% Notes  Due December  1, 2007  described in  Exhibit
                 4.7. (22)
      10.1*+     Company's  Amended  and Restated  1991  Equity  Incentive
                 Plan.
      10.2+      Company's Amended  and Restated 1984  Stock Option  Plan.
                 (14)
      10.3       Shareholder's Agreement  of Kirin-Amgen, Inc., dated  May
                 11, 1984, between the Company and Kirin Brewery  Company,
                 Limited  (with certain  confidential information  deleted
                 therefrom). (1)
      10.4       Amendment Nos.  1, 2, and 3,  dated March 19, 1985,  July
                 29,  1985 and  December 19,  1985, respectively,  to  the
                 Shareholder's Agreement  of Kirin-Amgen, Inc., dated  May
                 11, 1984  (with certain confidential information  deleted
                 therefrom). (3)
      10.5       Product License Agreement, dated September 30, 1985,  and
                 Technology License  Agreement, dated, September 30,  1985
                 between the Company and Ortho Pharmaceutical  Corporation
                 (with    certain   confidential    information    deleted
                 therefrom). (2)
      10.6       Product License Agreement, dated September 30, 1985,  and
                 Technology License  Agreement, dated  September 30,  1985
                 between  Kirin-Amgen,   Inc.  and  Ortho   Pharmaceutical
                 Corporation   (with  certain   confidential   information
                 deleted therefrom). (3)
      10.7+      Company's Amended  and Restated  Employee Stock  Purchase
                 Plan. (14)
      10.8       Research, Development  Technology Disclosure and  License
                 Agreement PPO,  dated January  20, 1986,  by and  between
                 the Company and Kirin Brewery Co., Ltd. (4)
      10.9       Amendment  Nos.   4  and  5,   dated  October  16,   1986
                 (effective July 1, 1986) and December 6, 1986  (effective
                 July  1,   1986),  respectively,   to  the   Shareholders
                 Agreement of Kirin-Amgen,  Inc. dated May 11, 1984  (with
                 certain confidential information deleted therefrom). (5)
      10.10      Assignment  and  License  Agreement,  dated  October  16,
                 1986,  between the  Company and  Kirin-Amgen, Inc.  (with
                 certain confidential information deleted therefrom). (5)
      10.11      G-CSF  European  License Agreement,  dated  December  30,
                 1986,  between Kirin-Amgen,  Inc. and  the Company  (with
                 certain confidential information deleted therefrom). (5)
      10.12      Research  and   Development  Technology  Disclosure   and
                 License Agreement: GM-CSF, dated March 31, 1987,  between
                 Kirin  Brewery Company,  Limited  and the  Company  (with
                 certain confidential information deleted therefrom). (5)
      10.13+     Company's Amended  and Restated 1988  Stock Option  Plan.
                 (14)
      10.14+     Company's  Amended and  Restated Retirement  and  Savings
                 Plan. (14)
      10.15      Amendment,   dated   June   30,   1988,   to    Research,
                 Development,    Technology   Disclosure    and    License
                 Agreement:  GM-CSF dated  March 31, 1987,  between  Kirin
                 Brewery Company, Limited and the Company. (6)
      10.16      Agreement on G-CSF  in the EU, dated September 26,  1988,
                 between  Amgen  Inc.  and  F.  Hoffmann-La  Roche  &  Co.
                 Limited  Company (with  certain confidential  information
                 deleted therefrom). (7)
      10.17      Supplementary  Agreement to  Agreement dated  January  4,
                 1989 to  Agreement on G-CSF  in the  EU, dated  September
                 26, 1988, between the Company and F. Hoffmann-La Roche  &
                 Co.   Limited   Company,   (with   certain   confidential
                 information deleted therefrom). (7)
      10.18      Agreement on G-CSF  in Certain European Countries,  dated
                 January 1,  1989, between Amgen  Inc. and F.  Hoffmann-La
                 Roche &  Co. Limited Company  (with certain  confidential
                 information deleted therefrom). (7)
      10.19      Partnership  Purchase Agreement,  dated March  12,  1993,
                 between  the  Company,  Amgen  Clinical  Partners,  L.P.,
                 Amgen  Development  Corporation,  the  Class  A   limited
                 partners and the Class B limited partner. (9)
      10.20+     Amgen Supplemental  Retirement Plan dated  June 1,  1993.
                 (11)
      10.21      Promissory Note  of Mr. Kevin  W. Sharer,  dated June  4,
                 1993. (11)
      10.22+     Amgen Performance Based Management Incentive Plan. (17)
      10.23      Credit Agreement, dated as of June 23, 1995, among  Amgen
                 Inc.,  the  Borrowing  Subsidiaries  named  therein,  the
                 Banks named therein, Swiss Bank Corporation and ABN  AMRO
                 Bank N.V., as Issuing Banks, and Swiss Bank  Corporation,
                 as Administrative Agent. (12)
      10.24      Promissory  Note  of   Mr.  George  A.  Vandeman,   dated
                 December 15, 1995. (13)
      10.25      Promissory  Note  of   Mr.  George  A.  Vandeman,   dated
                 December 15, 1995. (13)
      10.26      Promissory  Note of  Mr.  Stan Benson,  dated  March  19,
                 1996. (13)
      10.27+     Amendment No.  1 to  the Company's  Amended and  Restated
                 Retirement and Savings Plan. (14)
      10.28+     Amendment Number 5 to the Company's Amended and  Restated
                 Retirement and Savings Plan dated January 1, 1993. (17)
      10.29+     Amendment Number 2 to the Company's Amended and  Restated
                 Retirement and Savings Plan dated April 1, 1996. (17)
      10.30      First  Amendment  to   Credit  Agreement,  dated  as   of
                 December 12,  1996,  among  Amgen  Inc.,  the   Borrowing
                 Subsidiaries named  therein, and  Swiss Bank  Corporation
                 as Administrative Agent. (17)
      10.31      Fourth Amendment to Rights Agreement, dated February  18,
                 1997 between Amgen  Inc. and American Stock Transfer  and
                 Trust Company, Rights Agent. (15)
      10.32      Preferred  Share  Rights Agreement,  dated  February  18,
                 1997, between Amgen Inc. and American Stock Transfer  and
                 Trust Company, Rights Agent. (15)
      10.33+     Consulting Agreement,  dated November  15, 1996,  between
                 the Company and Daniel Vapnek. (17)
      10.34+     Agreement, dated  May 30, 1995,  between the Company  and
                 George A. Vandeman. (17)
      10.35+     First  Amendment,  effective  January  1,  1998,  to  the
                 Company's Amended  and Restated  Employee Stock  Purchase
                 Plan. (20)
      10.36+     Third  Amendment,  effective  January  1,  1997,  to  the
                 Company's  Amended and  Restated Retirement  and  Savings
                 Plan dated April 1, 1996. (20)
      10.37      Heads  of Agreement  dated April  10, 1997,  between  the
                 Company and  Kirin Amgen, Inc., on  the one hand, and  F.
                 Hoffmann-La Roche  Ltd, on the  other hand (with  certain
                 confidential information deleted therefrom). (20)
      10.38      Binding  Term  Sheet,  dated  August  20,  1997,  between
                 Guilford Pharmaceuticals  Inc. ("Guilford")  and GPI  NIL
                 Holdings,   Inc.,   and   Amgen   Inc.   (with    certain
                 confidential information deleted therefrom). (21)
      10.39*     Promissory Note  of Ms. Kathryn  E. Falberg, dated  April
                 7, 1995.
      10.40*     Promissory Note of Mr. Edward F. Garnett, dated July  18,
                 1997.
      10.41*+    Fourth Amendment  to the Company's  Amended and  Restated
                 Retirement  and  Savings Plan  as  amended  and  restated
                 effective April 1, 1996.
      10.42*+    Fifth  Amendment to  the Company's  Amended and  Restated
                 Retirement  and  Savings Plan  as  amended  and  restated
                 effective April 1, 1996.
      21*        Subsidiaries of the Company.
      23*        Consent of Ernst & Young LLP, Independent Auditors.
      24*        Power of  Attorney.
      27**       Amended - Financial  Data  Schedule  for  the  Year Ended
                 December 31, 1997.
      27.1**     Amended and restated - Financial  Data  Schedule  for the
                 Year  Ended  December 31, 1996;  and for  the Year  Ended
                 December 31, 1995.
                                       5

      27.2** Amended and restated - Financial Data Schedule for the Nine Months Ended September 30, 1997; for the Six Months Ended June 30, 1997; and for the Three Months Ended March 31, 1997.
      27.3** Amended and restated - Financial Data Schedule for the Nine Months Ended September 30, 1996; for the Six Months Ended June 30, 1996; and for the Three Months Ended March 31, 1996.

     ----------------
     ** Filed herewith.
     +  Management contract or compensatory plan or arrangement.
     * Previously filed as part of the Registrant's initial Annual Report on Form 10-K filed with the Commission on March 24, 1998.

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


                                                  Amgen Inc.
                                                  (Registrant)



     Date:       5/8/98                   By:     /s/ KATHRYN E. FALBERG
                                                  Kathryn E. Falberg
                                                  Vice President, Finance,
                                                  Chief Financial Officer
                                                  and Chief Accounting
                                                  Officer