Form 10-Q
period 1998-03-31
AMGEN INC
filed 1998-05-13
CIK 318154

UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON D.C. 20549

                                 FORM 10-Q



  (Mark One)
  [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 1998

                                    OR

  [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934


  Commission file number 0-12477


                                AMGEN INC.
          (Exact name of registrant as specified in its charter)


            Delaware                                95-3540776
  -------------------------------         -----------------------------
  (State or other jurisdiction of                (I.R.S. Employer
  incorporation or organization)                Identification No.)


  One Amgen Center Drive, Thousand Oaks, California      91320-1789
  ---------------------------------------------------------------------
      (Address of principal executive offices)          (Zip Code)


  Registrant's telephone number, including area code:    (805) 447-1000


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
  days.                    Yes  X    No

  As of March 31, 1998, the registrant had 254,070,280 shares of Common Stock, $.0001 par value, outstanding.

                                AMGEN INC.

                                   INDEX


                                                           Page No.

  PART I    FINANCIAL INFORMATION

            Item 1. Financial Statements........................3

               Condensed Consolidated Statements of
               Operations - three months
               ended March 31, 1998 and 1997....................4

               Condensed Consolidated Balance Sheets -
               March 31, 1998 and December 31, 1997.............5

               Condensed Consolidated Statements of
               Cash Flows - three months
               ended March 31, 1998 and 1997................6 - 7

               Notes to Condensed Consolidated Financial
               Statements.......................................8

            Item 2. Management's Discussion and Analysis
                    of Financial Condition and Results of
                    Operations.................................15


  PART II   OTHER INFORMATION

            Item 1. Legal Proceedings..........................23

            Item 5. Other Information..........................24

            Item 6. Exhibits and Reports on Form 8-K...........24

            Signatures ........................................25

            Index to Exhibits .................................26
                                  2

                      PART I - FINANCIAL INFORMATION


  Item 1.   Financial Statements

       The information in this report for the three months ended March 31, 1998 and 1997 is unaudited but includes all adjustments
  (consisting only of normal recurring accruals) which Amgen Inc. ("Amgen" or the "Company") considers necessary for a fair presentation of the results of operations for those periods.

       The condensed consolidated financial statements should be read in conjunction with the Company's financial statements and the notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

       Interim results are not necessarily indicative of results for the full fiscal year.
                                  3

                                AMGEN INC.

              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                   (In millions, except per share data)
                                (Unaudited)

                                                Three Months Ended
                                                     March 31,
                                                 1998       1997
                                               -------     -------
      Revenues:
       Product sales ........................   $566.8      $536.0
       Corporate partner revenues ...........     22.6        27.4
       Royalty income .......................     16.0        12.1
                                                ------      ------
           Total revenues ...................    605.4       575.5
                                                ------      ------
      Operating expenses:
       Cost of sales ........................     79.0        72.0
       Research and development .............    152.5       147.7
       Marketing and selling ................     66.8        68.1
       General and administrative ...........     46.3        44.4
       Loss of affiliates, net ..............      6.2         8.5
                                                ------      ------
           Total operating expenses .........    350.8       340.7
                                                ------      ------

      Operating income ......................    254.6       234.8
                                                ------      ------
      Other income (expense):
       Interest and other income ............     15.2        15.9
       Interest expense, net ................     (2.2)       (0.3)
                                                ------      ------
           Total other income (expense) .....     13.0        15.6
                                                ------      ------

      Income before income taxes ............    267.6       250.4

      Provision for income taxes ............     80.3        70.1
                                                ------      ------
      Net income ............................   $187.3      $180.3
                                                ======      ======

      Earnings per share:
       Basic ................................    $0.73       $0.68
       Diluted ..............................    $0.71       $0.65

      Shares used in calculation of earnings
       per share:
       Basic ................................    256.2       265.2
       Diluted ..............................    264.1       278.1


                          See accompanying notes.
                                  4

                                AMGEN INC.

                   CONDENSED CONSOLIDATED BALANCE SHEETS

                   (In millions, except per share data)
                                (Unaudited)


                                               March 31, December 31,
                                                 1998        1997
                                               --------    --------
                                 ASSETS
   Current assets:
    Cash and cash equivalents ...............   $  104.6   $  239.1
    Marketable securities ...................      775.5      787.4
    Trade receivables, net ..................      289.2      269.0
    Inventories .............................      118.1      109.2
    Other current assets ....................      124.3      138.8
                                                --------   --------
      Total current assets ..................    1,411.7    1,543.5

   Property, plant and equipment at cost, net    1,277.5    1,186.2
   Investments in affiliated companies.......      119.6      116.9
   Other assets..............................      272.7      263.6
                                                --------   --------
                                                $3,081.5   $3,110.2
                                                ========   ========

                  LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
    Accounts payable ........................   $  114.8   $  103.9
    Accrued liabilities .....................      674.1      608.0
    Current portion of long-term debt .......       36.0       30.0
                                                --------   --------
      Total current liabilities .............      824.9      741.9

   Long-term debt............................      223.0      229.0
   Put warrants..............................        3.7          -
   Contingencies

   Stockholders' equity:
    Preferred stock; $.0001 par value; 5
      shares authorized; none issued or
      outstanding ...........................          -          -
    Common stock and additional paid-in
      capital; $.0001 par value; 750 shares
      authorized; outstanding - 254.1 shares
      in 1998 and 258.3 shares in 1997 ......    1,240.9    1,196.1
    Retained earnings .......................      789.0      943.2
                                                --------   --------
        Total stockholders' equity ..........    2,029.9    2,139.3
                                                --------   --------
                                                $3,081.5   $3,110.2
                                                ========   ========
                         See accompanying notes.
                                  5

                                AMGEN INC.

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                               (In millions)
                                (Unaudited)

                                                  Three Months Ended
                                                       March 31,
                                                    1998      1997
                                                  -------   -------

      Cash flows from operating activities:
       Net income ............................... $187.3    $180.3
       Depreciation and amortization ............   36.1      36.4
       Loss of affiliates, net ..................    6.2       8.5
       Cash provided by (used in):
        Trade receivables, net ..................  (20.2)     18.9
        Inventories .............................   (8.9)     (3.0)
        Other current assets ....................   15.3      16.8
        Accounts payable ........................   10.9       1.6
        Accrued liabilities .....................   66.1     (27.4)
                                                  ------    ------
         Net cash provided by operating
            activities ..........................  292.8     232.1
                                                  ------    ------

      Cash flows from investing activities:
       Purchases of property, plant and
         equipment .............................. (127.4)   (102.5)
       Proceeds from maturities of marketable
         securities .............................      -     149.3
       Proceeds from sales of marketable
         securities .............................  180.1     184.6
       Purchases of marketable securities ....... (169.0)   (205.7)
       Increase in investments in affiliated
         companies ..............................   (0.4)        -
       Increase in other assets .................  (12.3)     (3.4)
                                                  ------    ------
         Net cash (used in) provided by
             investing activities ............... (129.0)     22.3
                                                  ------    ------

                          See accompanying notes.

                         (Continued on next page)
                                  6

                                AMGEN INC.

                               (In millions)
                                (Unaudited)

                                                  Three Months Ended
                                                       March 31,
                                                    1998      1997
                                                  -------   -------

      Cash flows from financing activities:
       Repayment of long-term debt .............. $    -    $(78.2)
       Net proceeds from issuance of common
         stock upon the exercise of stock
         options ................................   34.4      24.3
       Tax benefits related to stock options ....   13.4       8.6
       Repurchases of common stock .............. (337.8)   (101.7)
       Other ....................................   (8.3)    (11.9)
                                                  ------    ------
         Net cash used in financing activities .. (298.3)   (158.9)
                                                  ------    ------

      (Decrease) increase in cash and cash
        equivalents ............................. (134.5)     95.5

      Cash and cash equivalents at beginning of
        period ..................................  239.1     169.3
                                                  ------    ------
      Cash and cash equivalents at end of period  $104.6    $264.8
                                                  ======    ======

                          See accompanying notes.
                                  7

                                AMGEN INC.

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              March 31, 1998


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

     Inventories

       Inventories are stated at the lower of cost or market. Cost is determined in a manner which approximates the first-in, first-out
  (FIFO) method. Inventories are shown net of applicable reserves and allowances. Inventories consist of the following (in millions):

                                  March 31,     December 31,
                                    1998            1997
                                   ------         -------
            Raw materials ......   $ 17.5         $ 18.7
            Work in process ....     56.3           53.6
            Finished goods .....     44.3           36.9
                                   ------         ------
                                   $118.1         $109.2
                                   ======         ======

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

     Foreign currency transactions

       The Company has a program to manage foreign currency risk. As part of this program, it has purchased foreign currency option and forward contracts to hedge against possible reductions in values of certain anticipated foreign currency cash flows generally over the next 12 months, primarily resulting from its sales in Europe. At
  March 31, 1998, the Company had option and forward contracts to exchange foreign currencies for U.S. dollars of $49.9 million and $18.2 million, respectively, all having maturities of nine months or less. The option contracts, which have only nominal intrinsic value at the time of purchase, are designated and effective as hedges of anticipated foreign currency transactions for financial reporting purposes and accordingly, the net gains on such contracts are
  deferred   and  recognized   in  the   same  period   as  the   hedged
  transactions. The forward contracts do not qualify as hedges for financial reporting purposes and accordingly, are marked-to-market. Net gains on option contracts (including option contracts for hedged transactions whose occurrence are no longer probable) and changes in market values of forward contracts are reflected in "Interest and other income". The deferred premiums on option contracts and fair values of forward contracts are included in "Other current assets".

       The Company has additional foreign currency forward contracts to hedge exposures to foreign currency fluctuations of certain receivables and payables denominated in foreign currencies. At March 31, 1998, the Company had forward contracts to exchange foreign currencies, primarily Swiss francs, for U.S. dollars of $22.4 million, all having maturities of two months or less. These contracts are designated and effective as hedges and accordingly, gains and losses on these forward contracts are recognized in the same period the offsetting gains and losses of hedged assets and liabilities are realized and recognized. The fair values of the forward contracts are included in the corresponding captions of the hedged assets and liabilities. Gains and losses on forward
                                  9
  contracts, to the extent they differ in amount from the hedged receivables and payables, are included in "Interest and other income".

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

       The  following table  sets forth  the computation  for basic  and
  diluted   earnings  per   share  (in   millions,   except  per   share
  information):

                                               Three Months Ended
                                                   March 31,
                                               1998        1997
                                              ------      ------
         Numerator for basic and diluted
           earnings per share - net income .  $187.3     $180.3
                                              ======      ======
         Denominator:
           Denominator for basic  earnings
             per share - weighted-average
             shares ........................   256.2      265.2
           Effect of dilutive securities -
             employee stock options ........     7.9       12.9
                                              ------     ------
           Denominator for diluted earnings
             per share - adjusted weighted-
             average shares ................   264.1      278.1
                                              ======     ======
         Basic earnings per share ..........   $0.73      $0.68
                                              ======     ======
         Diluted earnings per share ........   $0.71      $0.65
                                              ======     ======

     Use of estimates

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make
                                  10
  estimates  and assumptions  that affect  the amounts  reported in  the financial statements and accompanying notes. Actual results may differ from those estimates.

     Basis of presentation

       The financial information for the three months ended March 31, 1998 and 1997 is unaudited but includes all adjustments (consisting only of normal recurring accruals) which the Company considers necessary for a fair presentation of the results of operations for these periods. Interim results are not necessarily indicative of results for the full fiscal year.

     Reclassification

       Certain prior year amounts have been reclassified to conform to the current year presentation.



  2.   Debt

       As of March 31, 1998, the Company had $259 million of unsecured debt securities outstanding. Long-term debt consists of the following (in millions):

                                       March 31,   December 31,
                                         1998          1997
                                       --------      --------
          Debt securities ...........   $259.0        $259.0
          Less current portion ......    (36.0)        (30.0)
                                        ------        ------
                                        $223.0        $229.0
                                        ======        ======

       The  Company   has  established   a  $500   million  debt   shelf
  registration statement under which the Company has issued $100 million of debt securities (the "Notes") and established a $400 million medium term note program. The Company may offer and issue medium term notes from time to time with terms to be determined by market conditions. The Notes bear interest at a fixed rate of 6.5% and mature in 10 years. The Company's other outstanding debt includes $100 million of debt securities that bear interest at a fixed rate of 8.1% and mature in 2097 and $59 million of notes that bear interest at fixed rates averaging 5.8% and have remaining maturities of less than six years.

       The Company also has a commercial paper program which provides for unsecured short-term borrowings up to an aggregate of $200 million. No commercial paper was outstanding under this program at March 31, 1998. In April 1998, the Company replaced this program with a new commercial paper program which provides for the same amount of aggregate short-term borrowings and issued commercial paper with a face amount of $100 million. These borrowings had maturities
                                  11
  of less than  three months and had effective interest  rates averaging
  5.6%.

       As of March 31, 1998, $150 million was available under the Company's line of credit for borrowing.


  3.   Income taxes

       The provision for income taxes consists of the following (in millions):

                                                  Three Months Ended
                                                      March 31,
                                                    1998      1997
                                                   ------    ------

            Federal(including U.S. possessions) .  $74.9     $65.1
            State ...............................    5.4       5.0
                                                   -----     -----
                                                   $80.3     $70.1
                                                   =====     =====

       The increase in the effective tax rate in the current year is the result of a provision in the federal tax law which caps tax benefits associated with the Company's Puerto Rico operations at the 1995 income level.


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

       A dispute between Amgen and Johnson & Johnson that is the subject of a current arbitration proceeding relates to the audit methodology currently employed by the Company for Epoetin alfa sales. The Company and Johnson & Johnson are required to compensate each other for Epoetin alfa sales which either party makes into the other party's exclusive market, sometimes referred to as "spillover". Spillover occurs when, for example, a hospital or other purchaser buys one brand for use in both dialysis and non-dialysis indications. The Company has established and is employing an audit methodology to assign the
                                  12
  proceeds of sales of EPOGEN(R) and PROCRIT in the Company's and Johnson & Johnson's respective exclusive markets. On September 12, 1997, the arbitrator in this matter (the "Arbitrator") issued an opinion adopting the Company's audit methodology. For the free standing dialysis center segment of the Epoetin alfa market, which accounts for about two-thirds of the Company's EPOGEN sales, the Arbitrator ruled that the Company's audit accurately determined that all Epoetin alfa sales to free standing dialysis centers are made for dialysis. For the other segments of the Epoetin alfa market, the Arbitrator ruled that the detailed methodology used by Amgen accurately measured and allocated Epoetin alfa sales for all but the Hospital and Home Health Care segments, for which he ordered certain adjustments to the results of the audit for the 1991-94 time period. The Arbitrator also ruled that no payments are due for the 1989-90 period. Subject to further guidance from the Arbitrator to clarify his opinion, the Company estimated that the effect of the opinion would be a net spillover payment to Johnson & Johnson which, after benefit of income tax effects, was $78 million for the 1991-94 period and interest in the amount of $18 million after tax. As a result of the opinion, the Company took a charge of $0.35 per share in the third quarter of 1997 for the spillover payment and interest.

       A hearing before the Arbitrator was held on October 27, 1997 to clarify, among other issues, the calculation for the amount of the spillover payment due to Johnson & Johnson for the 1991-94 time period. As a result of that hearing, the Company will pay an additional amount to Johnson & Johnson for the 1991-94 period which is covered by amounts previously provided for by the Company. An additional hearing relating to the Company's entitlement to attorneys' fees and costs and audit costs as well as the calculation of spillover payments, if any, that may be due to the Company or Johnson & Johnson for 1995, 1996 and 1997 was held on January 7, 1998. On April 14, 1998, the Arbitrator issued his final order which confirmed that the Company was the successful party in the arbitration and, as a result, Johnson & Johnson has been ordered to pay to the Company all costs and expenses, including reasonable attorney's fees, that the Company incurred in the arbitration as well as one-half of the audit costs. The Company currently estimates that it will submit a bill for such costs incurred over an eight year period of approximately $100 million; however, the actual amount of the Company's recovery will be determined by the Arbitrator. The Order also confirms that for the period 1995 forward, the estimates of usage of Epoetin alfa in the Hospital segment of the Company's audit methodology shall be applied without adjustment, subject to the right of either party to challenge the Hospital survey results for 1995 and certain subsequent years. The Company does not expect that any such challenges, if made, would result in any payments to Johnson & Johnson which would be material to the Company.

         Both parties have filed motions seeking reconsideration of certain aspects of the Arbitrator's final order. Due to remaining uncertainties, the Company has not taken any benefit for the possible recovery of attorneys' fees and costs or audit costs and has retained spillover reserves. If, as a result of these further arbitration rulings or challenges, any adjustments to the results of the Company's
                                  13
  audit yield results that are different from the results of the audit currently employed by the Company, the Company may be required to pay additional compensation to Johnson & Johnson for sales during 1995, 1996 and 1997, or Johnson & Johnson may be required to pay compensation to the Company for such prior period sales.

       The Company has filed a demand in the arbitration to terminate Johnson & Johnson's rights under the License Agreement and to recover damages for breach of the License Agreement. Johnson & Johnson disputes the Arbitrator's jurisdiction to decide the Company's demand. The Company has requested a hearing before the Arbitrator on the Company's termination demand. No trial date on this matter has been set.

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

       NESP

       On June 5, 1997, Johnson & Johnson filed a demand for arbitration against Kirin-Amgen, Inc. ("Kirin-Amgen"), an affiliate of the Company, before the AAA. The demand alleges that Amgen's novel erythropoiesis stimulating protein ("NESP") is covered by a license granted by Kirin-Amgen to Johnson & Johnson in 1985 for the development, manufacture and sale of Epoetin alfa in certain territories outside the United States, Japan and China (the "K-A License"). In 1996 Kirin-Amgen acquired exclusive worldwide rights in NESP from Amgen. Kirin-Amgen, in turn, transferred certain rights in NESP to Kirin and certain rights to Amgen. Johnson & Johnson alleges that the K-A License effectively grants Johnson & Johnson the same right to develop, manufacture and sell NESP as granted under the K-A License with respect to Epoetin alfa. Kirin-Amgen filed its answer to Johnson & Johnson's complaint on January 12, 1998, denying that Johnson & Johnson has rights to NESP. Kirin-Amgen also asserted a counterclaim for the recovery of certain royalty payments which Kirin-Amgen asserts were improperly withheld. These same disputes exist between the Company and Johnson & Johnson under the License Agreement
                                  14
  and the parties have agreed that the resolution of these issues in this arbitration will be binding upon them with respect to the License Agreement. The trial in this matter is scheduled to commence in July 1998.

       While it is not possible to predict accurately or determine the eventual outcome of the above described legal matters or various other legal proceedings (including patent disputes) involving Amgen, the Company believes that the outcome of these proceedings will not have a material adverse effect on its annual financial statements.


  5.   Stockholders' equity

       During the three months ended March 31, 1998, the Company repurchased 6.2 million shares of its common stock at a total cost of $337.8 million under its common stock repurchase program. In October 1997, the Board of Directors authorized the Company to repurchase up to an additional $1 billion of common stock through December 31, 1998. At March 31, 1998, $374.4 million of this authorization remained. Stock repurchased under the program is retired.


  6.   Comprehensive income

       As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components. SFAS No. 130 requires unrealized gains and losses on the Company's available-for-sale securities and foreign currency translation adjustments to be included in other comprehensive income. During the three months ended March 31, 1998 and 1997, total comprehensive income was $184.3 million and $178.3 million, respectively.


  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

  Liquidity and Capital Resources

       Cash provided by operating activities has been and is expected to continue to be the Company's primary source of funds. During the three months ended March 31, 1998, operations provided $292.8 million of cash compared with $232.1 million during the same period last year. The Company had cash, cash equivalents and marketable securities of $880.1 million at March 31, 1998, compared with $1,026.5 million at December 31, 1997.

       Capital expenditures totaled $127.4 million for the three months ended March 31, 1998, compared with $102.5 million for the same period a year ago. The Company anticipates spending approximately $400 million to $500 million in 1998 on capital projects and equipment to expand the Company's global operations. Thereafter, over the next few years, the Company anticipates that capital expenditures will average in excess of $400 million per year.

       The Company receives cash from the exercise of employee stock options. During the three months ended March 31, 1998, stock options and their related tax benefits provided $47.8 million of cash compared with $32.9 million for the same period last year. Proceeds from the exercise of stock options and their related tax benefits will vary from period to period based upon, among other factors, fluctuations in the market value of the Company's stock relative to the exercise price of such options.

       The Company has a stock repurchase program primarily to offset the dilutive effect of its employee stock option and stock purchase plans. During the three months ended March 31, 1998, the Company purchased 6.2 million shares of its common stock at a cost of $337.8 million compared with 1.7 million shares purchased at a cost of $101.7 million during the same period last year. In October 1997, the Board of Directors authorized the Company to repurchase up to an additional $1 billion of common stock through December 31, 1998. At March 31, 1998, $374.4 million of this authorization remained.

       To provide for financial flexibility and increased liquidity, the Company has established several sources of debt financing. The Company established a $500 million debt shelf registration statement and in December 1997, pursuant to such registration statement, the Company issued $100 million of debt securities that bear interest at a fixed rate of 6.5% and mature in 10 years (the "Notes"). As of March 31, 1998, the Company had $259 million of unsecured debt securities outstanding. This amount includes the Notes, $59 million of debt securities that bear interest at fixed rates averaging 5.8% and have remaining maturities of less than six years and $100 million of debt securities that bear interest at a fixed rate of 8.1% and mature in 2097. The Company also has a commercial paper program which provides for short-term borrowings up to an aggregate face amount of $200 million. In April 1998, the Company replaced this program with a new commercial paper program which provides for the same amount of aggregate short-term borrowings and issued commercial paper with a face amount of $100 million. These borrowings had maturities of less than three months and had effective interest rates averaging 5.6%. The Company has a $150 million revolving line of credit for borrowings and to support the commercial paper program. As of March 31, 1998, no amounts were outstanding under the line of credit.

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

       The Company believes that existing funds, cash generated from operations and existing sources of debt financing are adequate to satisfy its working capital and capital expenditure requirements for the foreseeable future, as well as to support its stock repurchase program. However, the Company may raise additional capital from time to time.
                                  17

  Results of Operations

     Product sales

       Product sales were $566.8 million during the three months ended March 31, 1998, an increase of $30.8 million or 6% over the same period last year.

       EPOGEN(R) (Epoetin alfa)

       EPOGEN(R) sales were $304.4 million for the three months ended March 31, 1998, an increase of $12.8 million or 4% over the same period last year. This increase was primarily due to growth in the U.S. dialysis patient population and certain dialysis providers using a different method of anemia measurement, hemoglobin, instead of hematocrit. EPOGEN(R) sales continued to be adversely affected by reimbursement changes (the "HCFA Policy Changes") implemented on September 1, 1997 by the Health Care Financing Administration ("HCFA"). Prior to the HCFA Policy Changes, fiscal intermediaries under contract with HCFA were authorized to pay reimbursement claims for patients whose hematocrits exceeded 36 percent, the top of the suggested target hematocrit range in the Company's labeling, if deemed medically justified. Under the HCFA Policy Changes, medical justification was not accepted for payment of claims of hematocrits that exceeded 36 percent and, if the current month's hematocrit were greater than 36 percent and the patient's hematocrit exceeded 36.5 percent on an historical 90-day "rolling average" basis, reimbursement for the current month would be denied in full. Beginning in the second quarter of 1997, the Company has experienced a decline in the growth rate of EPOGEN(R) sales as dialysis providers attempted to lower hematocrits by lowering or withholding EPOGEN(R) doses in order to avoid or minimize claim denials under the HCFA Policy Changes. However, in March 1998, HCFA announced the easing of restrictions on reimbursement that had been instituted under the HCFA Policy Changes.

       In March 1998, HCFA issued two revisions (the "HCFA Revisions") to the HCFA Policy Changes in a program memorandum. The first revision provides that, for a month in which the three month "rolling average" hematocrit exceeds 36.5 percent, HCFA will pay the lower of 100 percent of the actual dosage billed for that month, or 80 percent of the prior month's allowable EPOGEN(R) dosage. The second revision re-establishes authorization to make payment for EPOGEN(R) when a patient's hematocrit exceeds 36 percent when accompanied by documentation establishing medical necessity. Dialysis providers are currently in the process of understanding the HCFA Revisions, revising their protocols and discerning how fiscal intermediaries will implement the HCFA Revisions. The Company believes that fiscal intermediaries are likely to implement the HCFA Revisions at variable rates which may have an impact on dialysis providers' practice pattern changes and the rate of change. The Company believes that, compared with the HCFA Policy Changes, the HCFA Revisions may result in fewer doses being withheld and that physicians generally are not likely to reduce doses by more than 20 percent from the previous month's level. Accordingly, it is difficult to predict what effect the HCFA Revisions will have on EPOGEN(R) sales.

       NEUPOGEN(R) (Filgrastim)

       Worldwide NEUPOGEN(R) sales were $261.2 million for the three months ended March 31, 1998, an increase of $16.8 million or 7% over the same period last year. This increase was primarily due to the impact of wholesaler stocking, and to a lesser extent, an increase in underlying demand, which includes price changes. Unfavorable foreign currency effects and European Union ("EU") government initiatives to lower health care expenditures reduced growth in reported sales. In addition, the Company believes that the use of protease inhibitors as a treatment for AIDS continues to reduce sales of NEUPOGEN(R) for off-label use as a supportive therapy in this setting. NEUPOGEN(R) is not approved or promoted for such use, except in Australia and Canada.

       Cost containment pressures in the U.S. health care marketplace have contributed to the slowing of growth in domestic NEUPOGEN(R) usage over the past several quarters. These pressures are expected to continue to influence growth for the foreseeable future. In addition, quarterly NEUPOGEN(R) sales volume is influenced by a number of factors including underlying demand and wholesaler inventory management practices.

       The growth of the colony stimulating factor ("CSF") market in the EU in which NEUPOGEN(R) competes has slowed, principally due to EU government pressures on physician prescribing practices in response to ongoing government initiatives to reduce health care expenditures. Additionally, the Company faces competition from another granulocyte CSF product. Amgen's CSF market share in the EU has remained relatively constant over the last several quarters, however, the Company does not expect the competitive intensity to subside in the near future.

       Other product sales

       INFERGEN(R) (Interferon alfacon-1) sales were $1.2 million for the three months ended March 31, 1998. INFERGEN(R) was launched in October 1997 for the treatment of chronic hepatitis C virus infection. There are existing treatments for this infection against which INFERGEN(R) competes, and the Company cannot predict the extent to which it will penetrate this market.

     Cost of sales

       Cost of sales as a percentage of product sales was 13.9% and 13.4% for the three months ended March 31, 1998 and 1997, respectively. In 1998, cost of sales as a percentage of product sales is expected to be slightly higher than 1997.

     Research and development

       During the three months ended March 31, 1998, research and development expenses increased $4.8 million or 3% compared with the
                                  19
  same period last year. This increase is primarily due to higher clinical and preclinical expenses, including staff-related costs, necessary to support ongoing product development activities. In 1998, annual research and development expenses are expected to increase, but at a substantially lower rate than 1997. This increase is planned for internal development of product candidates, and for discovery and licensing efforts.

     Marketing and selling/General and administrative

       Marketing and selling expenses decreased $1.3 million or 2% during the three months ended March 31, 1998 compared with the same period last year. This decrease was primarily due to lower expenses related to the Johnson & Johnson arbitration and lower European marketing expenses partially offset by higher U.S. marketing costs.

       General and administrative expenses increased $1.9 million or 4% during the three months ended March 31, 1998 compared with the same period last year. This increase is primarily due to higher staff-related expenses, partially offset by lower legal fees.

       In 1998, marketing and selling expenses combined with general and administrative expenses are expected to have little growth.

     Income taxes

       The Company's effective tax rate for the three months ended March 31, 1998 was 30.0% compared with 28.0% for the same period last year. The increase in the effective tax rate in the current year is due to a provision in the federal tax law which caps tax benefits associated with the Company's Puerto Rico operations at the 1995 income level.

     Foreign currency transactions

       The Company has a program to manage certain portions of its exposure to fluctuations in foreign currency exchange rates arising from international operations. The Company generally hedges the receivables and payables with foreign currency forward contracts, which typically mature within six months. The Company uses foreign currency option and forward contracts which generally expire within 12 months to hedge certain anticipated future sales and expenses. At March 31, 1998, outstanding foreign currency option and forward contracts totaled $49.9 million and $40.6 million, respectively.

     Year 2000

       The Year 2000 issue results from computer programs that do not differentiate between the year 1900 and the year 2000 because they were written using two digits rather than four to define the applicable year; accordingly, computer systems that have time-sensitive calculations may not properly recognize the year 2000. The Company has conducted an initial review of its computer systems, devices, applications and manufacturing equipment (collectively, "Computer Systems") to identify those areas that could be affected by Year 2000 noncompliance. Additionally, the Company has appointed a
                                  20
  program manager for Year 2000 compliance and is presently assessing in detail the affected Computer Systems and is developing plans to address the required modifications. The Company presently intends to utilize internal and external resources to identify, correct or reprogram and test its Computer Systems for Year 2000 compliance. The total cost associated with Year 2000 compliance is not known at this time. The Company has not communicated with many of its suppliers, service providers, distributors, wholesalers and other entities with which it has a business relationship (collectively, "Third Party Businesses") regarding compliance with Year 2000 requirements, although the Company does intend to communicate with key Third Party Businesses. In addition, the Company has not determined the impact, if any, on its operations if Third Party Businesses fail to comply with Year 2000 requirements. While the Company has developed plans to complete modifications of its business critical Computer Systems prior to the year 2000, if modifications of such business critical Computer Systems, or Computer Systems of key Third Party Businesses are not completed in a timely manner, the Year 2000 issue could have a material adverse effect on the operations and financial position of the Company. The Company may also be affected by the failure of state, federal and private payors or reimbursers to be Year 2000 compliant if such entities are unable to make timely, proper or complete payments to sellers of the Company's products. The Company cannot predict the extent of any such impact.


  Financial Outlook

       Future NEUPOGEN(R) (Filgrastim) sales growth is dependent primarily upon further penetration of existing markets, the timing and nature of additional indications for which the product may be approved and the effects of competitive products. Although not approved or promoted for use in Amgen's domestic or foreign markets, except for Australia and Canada, the Company believes that approximately 5%-10% of its worldwide NEUPOGEN(R) sales are from off-label use as a supportive therapy to various AIDS treatments. Changes in AIDS therapies, including protease inhibitors that may be less myelosuppressive, are believed to have adversely affected and are expected to continue to adversely affect such sales. NEUPOGEN(R) usage is expected to continue to be affected by cost containment pressures on health care providers worldwide. In addition, reported NEUPOGEN(R) sales will continue to be affected by changes in foreign currency exchange rates and government budgets.

       The Company  expects a high  single digit  sales growth rate  for
  EPOGEN(R)  in  1998.    Although  HCFA   announced  revisions  to  its
  EPOGEN(R) reimbursement policy in March 1998 (see, "Results of Operations - Product sales - EPOGEN(R) (Epoetin alfa)"), the timing and magnitude of any EPOGEN(R) sales growth due to increases in dose cannot be predicted principally due to the timing and variety of dialysis providers' and fiscal intermediaries' reaction to the HCFA
  Revisions; however, the Company believes that increases in the U.S. dialysis patient population will continue to grow EPOGEN(R) sales in the near term and long term. Patients receiving treatment for end stage renal disease are covered primarily under medical programs
                                  21
  provided by the federal government. Therefore, EPOGEN(R) sales may also be affected by future changes in reimbursement rates or a change in the basis for reimbursement by the federal government. The previously disclosed report of the Office of the Inspector General has been issued, recommending a 10% reduction in the Medicare reimbursement rate for EPOGEN(R). The Company believes the recommendation would primarily affect dialysis providers and that it is difficult to predict the impact on Amgen.

       INFERGEN(R) (Interferon alfacon-1) was launched in October 1997 for the treatment of chronic hepatitis C virus infection. There are existing treatments for this infection against which INFERGEN(R) competes, and the Company cannot predict the extent to which it will penetrate this market. The Company is presently engaged in certain litigation related to INFERGEN(R), as described in "Part I, Item 3. Legal Proceedings - INFERGEN(R) litigation" in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

       The Company anticipates a single digit total product sales growth rate for 1998. Without giving effect to the 1997 legal assessment, earnings per share in 1998 is expected to grow at a rate between high single and low double digits. Estimates of future product sales and earnings per share, however, are necessarily speculative in nature and are difficult to predict with accuracy.

       Following an approximate six-month period, during which Amgen considered a number of corporate partnering alternatives for its inflammation program in Boulder, Colorado, Amgen has decided to pursue separate paths with its inflammation product development programs and its inflammation discovery research program. Amgen will retain its principal inflammation product candidates, STNFr-1 and IL-1ra, and relocate the related development programs to Thousand Oaks, California. Amgen will not continue the Boulder inflammation discovery research program; employees are seeking investment capital in order to continue this research in a new company. If those efforts are successful, Amgen expects to receive equity in exchange for its intellectual property. However, there can be no assurance these efforts will be successful or that an exchange could be negotiated on acceptable terms.

       Except for the historical information contained herein, the matters discussed herein are by their nature forward-looking. Investors are cautioned that forward-looking statements or projections made by the Company, including those made in this document, are subject to risks and uncertainties that may cause actual results to differ materially from those projected. Reference is made in particular to forward-looking statements regarding product sales, earnings per share and expenses. Amgen operates in a rapidly changing environment that involves a number of risks, some of which are beyond the Company's control. Future operating results and the Company's stock price may be affected by a number of factors, including, without limitation: (i) the results of preclinical and clinical trials; (ii) regulatory approvals of product candidates, new indications and manufacturing facilities; (iii) reimbursement for Amgen's products by governments and private payors; (iv) health care
                                  22
  guidelines relating to Amgen's products; (v) intellectual property matters (patents) and the results of litigation; (vi) competition;
  (vii) fluctuations in operating results and (viii) rapid growth of the Company. These factors and others are discussed herein and in the sections appearing in "Item 1. Business - Factors That May Affect the Company" in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, which sections are incorporated herein by reference and filed as an exhibit hereto.

  Legal Matters

       The Company is engaged in arbitration proceedings with one of its licensees and various other legal proceedings. For a discussion of these matters, see Note 4 to the Condensed Consolidated Financial Statements.


                        PART II - OTHER INFORMATION


  Item 1.   LEGAL PROCEEDINGS

       The Company is engaged in arbitration proceedings with one of its licensees. For a discussion of these and other matters, see Note 4 to the Condensed Consolidated Financial Statements, "Contingencies". Other legal proceedings are also reported in Note 4 to the Condensed Consolidated Financial Statements and in the Company's Form 10-K for the year ended December 31, 1997, with material developments since that report described below. While it is not possible to predict accurately or to determine the eventual outcome of these matters, the Company believes that the outcome of these proceedings will not have a material adverse effect on the annual financial statements of the Company.

  Transkaryotic Therapies and Hoechst litigation

       On April 15, 1997, Amgen filed suit in the United States District Court in Boston Massachusetts against Transkaryotic Therapies Inc. ("TKT") and Hoechst Marion Roussel alleging infringement of several U.S. patents owned by Amgen that claim an erythropoietin product and processes for making erythropoietin. The suit seeks an injunction preventing the defendants from making, importing, using or selling erythropoietin in the U.S. On July 9, 1997, the court denied TKT's motion to dismiss the lawsuit on the pleadings. On April 15, 1998, the court issued an order granting the defendants' motion for summary judgment of non-infringement on the grounds that defendants' activities to date were protected by the clinical trial exemption. The court also ruled that Amgen's motion for summary judgment for infringement would be administratively closed. Although the matter is administratively closed, it may be re-opened upon motion of either party for good cause shown.

  Item 5.   Other Information

       The Company's 1999 Annual Meeting of Stockholders will be held on May 13, 1999.


  Item 6.   Exhibits and Reports on Form 8-K

       (a)  Reference is made to the Index to Exhibits included herein.

       (b)  Reports on Form 8-K
            None

                                SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        Amgen Inc.
                                        (Registrant)




  Date:     5/12/98                     By:/s/Kathryn E. Falberg
  ------------------                    ------------------------------------
                                          Kathryn E. Falberg
                                          Vice President, Finance,
                                          Chief Financial Officer and
                                          Chief Accounting Officer

                                 AMGEN INC.


                             INDEX TO EXHIBITS


  Exhibit No.                     Description

     3.1       Restated Certificate of Incorporation as amended. (19)
     3.2       Amended and Restated Bylaws. (23)
     4.1 Indenture dated January 1, 1992 between the Company and Citibank N.A., as trustee. (8)
     4.2       Forms of Commercial Paper Master Note Certificates. (10)
     4.3 First Supplement to Indenture, dated February 26, 1997 between the Company and Citibank N.A., as trustee. (16)
     4.4 Officer's Certificate pursuant to Sections 2.1 and 2.3 of the Indenture, as supplemented, establishing a series of securities "8-1/8% Debentures due April 1, 2097."
               (18)
     4.5       8-1/8% Debentures due April 1, 2097. (18)
     4.6 Form of stock certificate for the common stock, par value $.0001 of the Company. (19)
     4.7 Officer's Certificate pursuant to Sections 2.1 and 2.3 of the Indenture, dated as of January 1, 1992, as supplemented by the First supplemental Indenture, dated as of February 26, 1997, each between the Company and Citibank, N.A., as Trustee, establishing a series of securities entitled "6.50% Notes Due December 1, 2007".
               (22)
     4.8       6.50% Notes  Due December  1, 2007  described in  Exhibit
               4.7. (22)
     4.9* Corporate Commercial Paper - Master Note between and among Amgen Inc., as Issuer, Cede & Co., as nominee of The Depository Trust Company and Citibank, N.A. as Paying Agent.
    10.1       Company's  Amended  and Restated  1991  Equity  Incentive
               Plan. (23)
    10.2       Company's Amended  and Restated 1984  Stock Option  Plan.
               (14)
    10.3 Shareholder's Agreement of Kirin-Amgen, Inc., dated May 11, 1984, between the Company and Kirin Brewery Company, Limited (with certain confidential information deleted therefrom). (1)
    10.4 Amendment Nos. 1, 2, and 3, dated March 19, 1985, July 29, 1985 and December 19, 1985, respectively, to the Shareholder's Agreement of Kirin-Amgen, Inc., dated May 11, 1984 (with certain confidential information deleted therefrom). (3)
    10.5 Product License Agreement, dated September 30, 1985, and Technology License Agreement, dated, September 30, 1985 between the Company and Ortho Pharmaceutical Corporation (with certain confidential information deleted therefrom). (2)
    10.6 Product License Agreement, dated September 30, 1985, and Technology License Agreement, dated September 30, 1985 between Kirin-Amgen, Inc. and Ortho Pharmaceutical
                                      26

                Corporation (with certain confidential information deleted therefrom). (3)
     10.7       Company's Amended  and Restated  Employee Stock  Purchase
                Plan. (14)
     10.8 Research, Development Technology Disclosure and License Agreement PPO, dated January 20, 1986, by and between the Company and Kirin Brewery Co., Ltd. (4)
     10.9 Amendment Nos. 4 and 5, dated October 16, 1986 (effective July 1, 1986) and December 6, 1986 (effective July 1, 1986), respectively, to the Shareholders Agreement of Kirin-Amgen, Inc. dated May 11, 1984 (with certain confidential information deleted therefrom). (5)
     10.10 Assignment and License Agreement, dated October 16, 1986, between the Company and Kirin-Amgen, Inc. (with certain confidential information deleted therefrom). (5)
     10.11 G-CSF European License Agreement, dated December 30, 1986, between Kirin-Amgen, Inc. and the Company (with certain confidential information deleted therefrom). (5)
     10.12 Research and Development Technology Disclosure and License Agreement: GM-CSF, dated March 31, 1987, between Kirin Brewery Company, Limited and the Company (with certain confidential information deleted therefrom). (5)
     10.13      Company's Amended  and Restated 1988  Stock Option  Plan.
                (14)
     10.14      Company's  Amended and  Restated Retirement  and  Savings
                Plan. (14)
     10.15 Amendment, dated June 30, 1988, to Research, Development, Technology Disclosure and License
                Agreement: GM-CSF dated March 31, 1987, between Kirin Brewery Company, Limited and the Company. (6)
     10.16 Agreement on G-CSF in Certain European Countries, dated January 1, 1989, between Amgen Inc. and F. Hoffmann-La Roche & Co. Limited Company (with certain confidential information deleted therefrom). (7)
     10.17 Partnership Purchase Agreement, dated March 12, 1993, between the Company, Amgen Clinical Partners, L.P., Amgen Development Corporation, the Class A limited partners and the Class B limited partner. (9)
     10.18* Amgen Inc. Supplemental Retirement Plan (As Amended and Restated Effective January 1, 1998).
     10.19      Promissory Note  of Mr. Kevin  W. Sharer,  dated June  4,
                1993. (11)
     10.20      Amgen Performance Based Management Incentive Plan. (17)
     10.21 Credit Agreement, dated as of June 23, 1995, among Amgen Inc., the Borrowing Subsidiaries named therein, the Banks named therein, Swiss Bank Corporation and ABN AMRO Bank N.V., as Issuing Banks, and Swiss Bank Corporation, as Administrative Agent. (12)
     10.22 Promissory Note of Mr. George A. Vandeman, dated December 15, 1995. (13)
     10.23 Promissory Note of Mr. George A. Vandeman, dated December 15, 1995. (13)
     10.24      Promissory  Note of  Mr.  Stan Benson,  dated  March  19,
                1996. (13)
     10.25 Amendment No. 1 to the Company's Amended and Restated Retirement and Savings Plan. (14)

     10.26      Amendment Number 5 to the Company's Amended and  Restated
                Retirement and Savings Plan dated January 1, 1993. (17)
     10.27      Amendment Number 2 to the Company's Amended and  Restated
                Retirement and Savings Plan dated April 1, 1996. (17)
     10.28      First  Amendment  to   Credit  Agreement,  dated  as   of
                December 12,  1996,  among  Amgen  Inc.,  the   Borrowing
                Subsidiaries named  therein, and  Swiss Bank  Corporation
                as Administrative Agent. (17)
     10.29      Fourth Amendment to Rights Agreement, dated February  18,
                1997 between Amgen  Inc. and American Stock Transfer  and
                Trust Company, Rights Agent. (15)
     10.30      Preferred  Share  Rights Agreement,  dated  February  18,
                1997, between Amgen Inc. and American Stock Transfer  and
                Trust Company, Rights Agent. (15)
     10.31      Consulting Agreement,  dated November  15, 1996,  between
                the Company and Daniel Vapnek. (17)
     10.32      Agreement, dated  May 30, 1995,  between the Company  and
                George A. Vandeman. (17)
     10.33      First  Amendment,  effective  January  1,  1998,  to  the
                Company's Amended  and Restated  Employee Stock  Purchase
                Plan. (20)
     10.34      Third  Amendment,  effective  January  1,  1997,  to  the
                Company's  Amended and  Restated Retirement  and  Savings
                Plan dated April 1, 1996. (20)
     10.35      Heads  of Agreement  dated April  10, 1997,  between  the
                Company and  Kirin Amgen, Inc., on  the one hand, and  F.
                Hoffmann-La Roche  Ltd, on the  other hand (with  certain
                confidential information deleted therefrom). (20)
     10.36      Binding  Term  Sheet,  dated  August  20,  1997,  between
                Guilford Pharmaceuticals  Inc. ("Guilford")  and GPI  NIL
                Holdings,   Inc.,   and   Amgen   Inc.   (with    certain
                confidential information deleted therefrom). (21)
     10.37      Promissory Note  of Ms. Kathryn  E. Falberg, dated  April
                7, 1995. (23)
     10.38      Promissory Note of Mr. Edward F. Garnett, dated July  18,
                1997. (23)
     10.39      Fourth Amendment  to the Company's  Amended and  Restated
                Retirement  and  Savings Plan  as  amended  and  restated
                effective April 1, 1996. (23)
     10.40      Fifth  Amendment to  the Company's  Amended and  Restated
                Retirement  and  Savings Plan  as  amended  and  restated
                effective April 1, 1996. (23)
     10.41      Company's  Amended  and Restated  1987  Directors'  Stock
                Option Plan. (17)
     10.42*     Amended  and  Restated  Agreement  on  G-CSF  in  the  EU
                between Amgen  Inc. and  F. Hoffmann-La  Roche Ltd  (with
                certain confidential information deleted therefrom).
     10.43      Collaboration and  License Agreement, dated December  15,
                1997, between  the Company,  GPI NIL  Holdings, Inc.  and
                Guilford Pharmaceuticals Inc. ("Guilford") (with  certain
                confidential information deleted therefrom). (24)
     27*        Financial Data Schedule.
     99*        Sections appearing under the heading "Business -  Factors
                That May Affect  Company" in the Company's Annual  Report
                on Form 10-K for the year ended December 31, 1997.
   ----------------
                                    28

    * Filed herewith.

    (1) Filed as an exhibit to the Annual Report on Form 10-K for the year ended March 31, 1984 on June 26, 1984 and incorporated herein by reference.
    (2) Filed as an exhibit to Quarterly Report on Form 10-Q for the quarter ended September 30, 1985 on November 14, 1985 and incorporated herein by reference.
    (3)  Filed as an  exhibit to Quarterly  Report on Form  10-Q for  the quarter ended December 31, 1985 on February 3, 1986 and incorporated herein by reference.
    (4) Filed as an exhibit to Amendment No. 1 to Form S-1 Registration Statement (Registration No. 33-3069) on March 11, 1986 and incorporated herein by reference.
    (5) Filed as an exhibit to the Form 10-K Annual Report for the year ended March 31, 1987 on May 18, 1987 and incorporated herein by reference.
    (6) Filed as an exhibit to Form 8 amending the Quarterly Report on Form 10-Q for the quarter ended June 30, 1988 on August 25, 1988 and incorporated herein by reference.
    (7) Filed as an exhibit to the Form 8 dated November 8, 1989, amending the Annual Report on Form 10-K for the year ended March 31, 1989 on June 28, 1989 and incorporated herein by reference.
    (8) Filed as an exhibit to Form S-3 Registration Statement dated December 19, 1991 and incorporated herein by reference.
    (9) Filed as an exhibit to the Form 8-A dated March 31, 1993 and incorporated herein by reference.
    (10) Filed as an exhibit to the Form 10-Q for the quarter ended March 31, 1993 on May 17, 1993 and incorporated herein by reference.
    (11) Filed as an exhibit to the Form 10-Q for the quarter ended September 30, 1993 on November 12, 1993 and incorporated herein by reference.
    (12) Filed as an exhibit to the Form 10-Q for the quarter ended June 30, 1995 on August 11, 1995 and incorporated herein by reference.
    (13) Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1995 on March 29, 1996 and incorporated herein by reference.
    (14) Filed as an exhibit to the Form 10-Q for the quarter ended September 30, 1996 on November 5, 1996 and incorporated herein by reference.
    (15) Filed as an exhibit to the Form 8-K Current Report dated February 18, 1997 on February 28, 1997 and incorporated herein by reference.
    (16) Filed as an exhibit to the Form 8-K Current Report dated March 14, 1997 on March 14, 1997 and incorporated herein by reference.
    (17) Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1996 on March 24, 1997 and incorporated herein by reference.
    (18) Filed as an exhibit to the Form 8-K Current Report dated April 8, 1997 on April 8, 1997 and incorporated herein by reference.
    (19) Filed as an exhibit to the Form 10-Q for the quarter ended March 31, 1997 on May 13, 1997 and incorporated herein by reference.
    (20) Filed as an exhibit to the Form 10-Q for the quarter ended June 30, 1997 on August 12, 1997 and incorporated herein by reference.
                                     29

    (21) Filed as exhibit 10.47 to the Guilford Form 8-K Current Report dated August 20, 1997 on September 4, 1997 and incorporated herein by reference.
    (22) Filed as an exhibit to the Form 8-K Current Report dated and filed on December 5, 1997 and incorporated herein by reference.
    (23) Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1997 on March 24, 1998 and incorporated herein by reference.
    (24) Filed as Exhibit 10.40 to the Guilford Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.
                                  30