Form 10-Q
period 1998-06-30
AMGEN INC
filed 1998-08-14
CIK 318154

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON D.C. 20549

                                   FORM 10-Q



(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended June 30, 1998

                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934


Commission file number 000-12477


                                   AMGEN INC.
             (Exact name of registrant as specified in its charter)


          Delaware                                              95-3540776
-------------------------------                       -----------------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)


One Amgen Center Drive, Thousand Oaks, California       91320-1789
--------------------------------------------------------------------------
    (Address of principal executive offices)           (Zip Code)


Registrant's telephone number, including area code:     (805) 447-1000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.        Yes  X    No

As of June 30, 1998, the registrant had 253,927,244 shares of Common Stock, $.0001 par value, outstanding.

                                   AMGEN INC.

                                     INDEX


                                                                                       Page No.

PART I       FINANCIAL INFORMATION

             Item 1.  Financial Statements............................................... 3

                Condensed Consolidated Statements of
                Operations - three and six months
                ended June 30, 1998 and 1997............................................. 4

                Condensed Consolidated Balance Sheets -
                June 30, 1998 and December 31, 1997...................................... 5

                Condensed Consolidated Statements of
                Cash Flows - six months
                ended June 30, 1998 and 1997............................................. 6

                Notes to Condensed Consolidated Financial
                Statements............................................................... 8

             Item 2.  Management's Discussion and Analysis
                      of Financial Condition and Results of
                      Operations.........................................................15


PART II      OTHER INFORMATION

             Item 1.  Legal Proceedings..................................................23

             Item 4.  Submission of Matters to a Vote of
                      of Security Holders................................................24

             Item 5.  Other Information..................................................25

             Item 6.  Exhibits and Reports on Form 8-K...................................26

             Signatures..................................................................27

             Index to Exhibits...........................................................28


                         PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements

     The information in this report for the three and six months ended June 30, 1998 and 1997 is unaudited but includes all adjustments (consisting only of normal recurring accruals) which Amgen Inc. ("Amgen" or the "Company") considers necessary for a fair presentation of the results of operations for those periods.

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

                                   AMGEN INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                      (In millions, except per share data)
                                  (Unaudited)

                                                         Three Months Ended                  Six Months Ended
                                                               June 30,                           June 30,
                                                        1998             1997             1998              1997
                                                       ------           ------          --------          --------
Revenues:
 Product sales.......................................  $611.2           $566.7          $1,178.0          $1,102.7
 Corporate partner revenues..........................    29.9             40.0              52.5              67.4
 Royalty income......................................    15.8             13.8              31.8              25.9
                                                       ------           ------          --------          --------
   Total revenues....................................   656.9            620.5           1,262.3           1,196.0
                                                       ------           ------          --------          --------
Operating expenses:
 Cost of sales.......................................    83.9             76.8             162.9             148.8
 Research and development............................   152.4            145.4             304.9             293.1
 Marketing and selling...............................    74.3             81.8             141.1             149.9
 General and administrative..........................    47.7             43.7              94.0              88.1
 Loss of affiliates, net.............................    10.2             12.1              16.4              20.6
                                                       ------           ------          --------          --------
   Total operating expenses..........................   368.5            359.8             719.3             700.5
                                                       ------           ------          --------          --------
Operating income.....................................   288.4            260.7             543.0             495.5
                                                       ------           ------          --------          --------
Other income (expense):
 Interest and other income...........................    23.9             18.0              39.1              33.9
 Interest expense, net...............................    (3.3)            (0.4)             (5.5)             (0.7)
                                                       ------           ------          --------          --------
   Total other income
    (expense)........................................    20.6             17.6              33.6              33.2
                                                       ------           ------          --------          --------
Income before income taxes...........................   309.0            278.3             576.6             528.7

Provision for income taxes...........................    92.7             77.8             173.0             147.9
                                                       ------           ------          --------          --------
Net income...........................................  $216.3           $200.5          $  403.6          $  380.8
                                                       ======           ======          ========          ========
Earnings per share:
 Basic...............................................  $ 0.85           $ 0.76          $   1.58          $   1.44
 Diluted.............................................  $ 0.82           $ 0.72          $   1.53          $   1.37

Shares used in calculation
 of earnings per share:
 Basic...............................................   253.9            265.3             255.1             265.3
 Diluted.............................................   262.5            277.5             263.2             277.8

                            See accompanying notes.

                                   AMGEN INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                      (In millions, except per share data)
                                  (Unaudited)

                                                                      June 30,          December 31,
                                                                        1998                1997
                                                                      --------            --------
                                      ASSETS
Current assets:
  Cash and cash equivalents........................................   $  158.0           $  239.1
  Marketable securities............................................      863.3              787.4
  Trade receivables, net...........................................      291.2              269.0
  Inventories......................................................      113.3              109.2
  Other current assets.............................................      141.7              138.8
                                                                      --------           --------
    Total current assets...........................................    1,567.5            1,543.5

Property, plant and equipment at cost, net.........................    1,349.5            1,186.2
Investments in affiliated companies................................      117.1              116.9
Other assets.......................................................      252.7              263.6
                                                                      --------           --------
                                                                      $3,286.8           $3,110.2
                                                                      ========           ========

                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.................................................   $   85.0           $  103.9
  Commercial paper.................................................       99.5                  -
  Accrued liabilities..............................................      671.8              608.0
  Current portion of long-term debt................................       11.0               30.0
                                                                      --------           --------
    Total current liabilities......................................      867.3              741.9

Long-term debt.....................................................      223.0              229.0
Contingencies

Stockholders' equity:
  Preferred stock; $.0001 par value; 5 shares authorized;
    none issued or outstanding.....................................          -                  -
  Common stock and additional paid-in capital; $.0001 par
    value; 750 shares authorized; outstanding - 253.9
    shares in 1998 and 258.3 shares in 1997........................    1,306.7            1,196.1
  Retained earnings................................................      889.8              943.2
                                                                      --------           --------
      Total stockholders' equity...................................    2,196.5            2,139.3
                                                                      --------           --------
                                                                      $3,286.8           $3,110.2
                                                                      ========           ========

                            See accompanying notes.

                                   AMGEN INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In millions)
                                  (Unaudited)

                                                                                 Six Months Ended
                                                                                     June 30,
                                                                            1998                 1997
                                                                          -------               -------
Cash flows from operating activities:
 Net income........................................................       $ 403.6               $ 380.8
 Depreciation and amortization.....................................          72.7                  65.1
 Loss of affiliates, net...........................................          16.4                  20.6
 Cash provided by (used in):
  Trade receivables, net...........................................         (22.2)                 (3.4)
  Inventories......................................................          (4.1)                 (8.2)
  Other current assets.............................................           3.7                  16.6
  Accounts payable.................................................         (18.9)                  7.6
  Accrued liabilities..............................................          63.8                  (9.2)
                                                                           ------                ------
    Net cash provided by operating activities......................         515.0                 469.9
                                                                           ------                ------

Cash flows from investing activities:
 Purchases of property, plant and equipment........................        (236.0)               (195.0)
 Proceeds from maturities of marketable
   securities......................................................             -                 184.3
 Proceeds from sales of marketable securities                               272.1                 312.4
 Purchases of marketable securities................................        (348.5)               (483.0)
 Other.............................................................          (6.2)                  0.5
                                                                           ------                ------
    Net cash used in investing activities..........................        (318.6)               (180.8)
                                                                           ------                ------

                            See accompanying notes.

                            (Continued on next page)

                                   AMGEN INC.

                                 (In millions)
                                  (Unaudited)

                                                                                Six Months Ended
                                                                                    June 30,
                                                                           1998                 1997
                                                                          ------               ------
Cash flows from financing activities:
 Increase in commercial paper......................................      $  99.5               $    -
 Repayment of long-term debt......................................         (25.0)               (78.2)
 Proceeds from issuance of long-term debt.........................             -                100.0
 Net proceeds from issuance of common
   stock upon the exercise of stock options.......................          91.8                 59.0
 Tax benefits related to stock options............................          30.0                 28.6
 Repurchases of common stock......................................        (457.0)              (210.9)
 Other............................................................         (16.8)               (25.9)
                                                                          ------               ------
    Net cash used in financing activities.........................        (277.5)              (127.4)
                                                                          ------               ------

(Decrease) increase in cash and cash
  equivalents.....................................................         (81.1)               161.7

Cash and cash equivalents at beginning of
  period..........................................................         239.1                169.3
                                                                          ------               ------
Cash and cash equivalents at end of period........................        $158.0               $331.0
                                                                          ======               ======

                            See accompanying notes.

                                   AMGEN INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 June 30, 1998


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

  Inventories

     Inventories are stated at the lower of cost or market. Cost is determined in a manner which approximates the first-in, first-out (FIFO) method. Inventories are shown net of applicable reserves and allowances. Inventories consist of the following (in millions):

                                              June 30,         December 31,
                                               1998                1997
                                              ------              -------
          Raw materials.............          $ 17.6              $ 18.7
          Work in process...........            49.6                53.6
          Finished goods............            46.1                36.9
                                              ------              ------
                                              $113.3              $109.2
                                              ======              ======

  Product sales

     Product sales consist of three products, EPOGEN(R) (Epoetin alfa), NEUPOGEN(R) (Filgrastim) and INFERGEN(R) (Interferon alfacon-1).

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

  Foreign currency transactions

     The Company has a program to manage foreign currency risk. As part of this program, it has purchased foreign currency option and forward contracts to hedge against possible reductions in values of certain anticipated foreign currency cash flows generally over the next 12 months, primarily resulting from its sales in Europe. At June 30, 1998, the Company had option and forward contracts to exchange foreign currencies for U.S. dollars of $39.9 million and $25.3 million, respectively, all having maturities of seven months or less. The option contracts, which have only nominal intrinsic value at the time of purchase, are designated and effective as hedges of anticipated foreign currency transactions for financial reporting purposes and accordingly, the net gains on such contracts are deferred and recognized in the same period as the hedged transactions. The forward contracts do not qualify as hedges for financial reporting purposes and accordingly, are marked-to-market. Net gains on option contracts (including option contracts for hedged transactions whose occurrence are no longer probable) and changes in market values of forward contracts are reflected in "Interest and other income". The deferred premiums on option contracts and fair values of forward contracts are included in "Other current assets".

     The Company has additional foreign currency forward contracts to hedge exposures to foreign currency fluctuations of certain receivables and payables denominated in foreign currencies. At June 30, 1998, the Company had forward contracts to exchange foreign currencies for U.S. dollars of $27.5 million, all having maturities of two months or less. These contracts are designated and effective as hedges and accordingly, gains and losses on these forward contracts are recognized in the same period the offsetting gains and losses of hedged assets and liabilities are realized and recognized. The fair values of the forward contracts are included in the corresponding captions of the hedged assets and liabilities. Gains and losses on forward contracts, to the extent they differ in amount from the hedged receivables and payables, are included in "Interest and other income".

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in fiscal years beginning after June 15, 1999. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of this new statement will have a significant effect on earnings or the financial position of the Company.

  Income taxes

     Income taxes are accounted for in accordance SFAS No. 109 (see Note 3, "Income taxes").

  Stock option and purchase plans

     The Company's stock option and purchase plans are accounted for under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees".

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

     The following table sets forth the computation for basic and diluted earnings per share (in millions, except per share information):

                                                              Three Months                 Six Months
                                                             Ended June 30,              Ended June 30,
                                                           1998          1997          1998          1997
                                                          ------        ------        ------        ------
Numerator for basic and diluted
  earnings per share -  net income....................    $216.3        $200.5        $403.6        $380.8
                                                          ======        ======        ======        ======
Denominator:
Denominator for basic earnings
  per share -  weighted-average
  shares..............................................     253.9         265.3         255.1         265.3

Effect of dilutive securities -
  employee stock options..............................       8.6          12.2           8.1          12.5
                                                          ------        ------        ------        ------
Denominator for diluted earnings
  per share -  adjusted weighted-
  average shares......................................     262.5         277.5         263.2         277.8
                                                          ======        ======        ======        ======
Basic earnings per share.............................     $ 0.85        $ 0.76        $ 1.58        $ 1.44
                                                          ======        ======        ======        ======
Diluted earnings per share...........................     $ 0.82        $ 0.72        $ 1.53        $ 1.37
                                                          ======        ======        ======        ======

  Use of estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates.

  Basis of presentation

     The financial information for the three and six months ended June 30, 1998 and 1997 is unaudited but includes all adjustments (consisting only of normal recurring accruals) which the Company considers necessary for a fair presentation of the results of operations for these periods. Interim results are not necessarily indicative of results for the full fiscal year.

  Reclassification

     Certain prior year amounts have been reclassified to conform to the current year presentation.


2.   Debt

     As of June 30, 1998, the Company had $234 million of unsecured debt securities outstanding, of which $11 million matures within one year. The Company has established a $500 million debt shelf registration statement under which the Company has issued $100 million of debt securities (the "Notes") and established a $400 million medium term note program. The Company may offer and issue medium term notes from time to time with terms to be determined by market conditions. The Notes bear interest at a fixed rate of 6.5% and mature in 10 years. The Company's other outstanding debt includes $100 million of debt securities that bear interest at a fixed rate of 8.1% and mature in 2097 and $34 million of notes that bear interest at fixed rates averaging 6% and have remaining maturities of less than six years.

     The Company had a commercial paper program which provided for unsecured short-term borrowings up to an aggregate of $200 million. In April 1998, the Company replaced this program with a new commercial paper program which provides for the same amount of aggregate short-term borrowings. As of June 30, 1998, commercial paper with a face amount of $100 million was outstanding. These borrowings had maturities of less than four months and had effective interest rates averaging 5.6%.

     In May 1998, the Company replaced its credit facility with a new unsecured $150 million credit facility that has substantially the same terms as the Company's prior credit facility and expires on May 28, 2003. As of June 30, 1998, $150 million was available under the Company's line of credit for borrowing.

3.   Income taxes

     The provision for income taxes consists of the following (in millions):

                                                Three Months Ended                       Six Months Ended
                                                     June 30,                                June 30,
                                              1998              1997                   1998            1997
                                             ------            ------                 ------          ------
Federal(including U.S.
 possessions).........................        $86.6             $72.3                 $161.5          $137.4
State.................................          6.1               5.5                   11.5            10.5
                                              -----             -----                 ------          ------
                                              $92.7             $77.8                 $173.0          $147.9
                                              =====             =====                 ======          ======

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

     A dispute between Amgen and Johnson & Johnson that is the subject of a current arbitration proceeding relates to the audit methodology currently employed by the Company for Epoetin alfa sales. The Company and Johnson & Johnson are required to compensate each other for Epoetin alfa sales which either party makes into the other party's exclusive market, sometimes referred to as "spillover". Spillover occurs when, for example, a hospital or other purchaser buys one brand for use in both dialysis and non-dialysis indications. The Company has established and is employing an audit methodology to assign the proceeds of sales of EPOGEN(R) and PROCRIT in the Company's and Johnson & Johnson's respective exclusive markets. On September 12, 1997, the arbitrator in this matter (the "Arbitrator") issued an opinion adopting the Company's audit methodology. For the free standing dialysis center segment of the Epoetin alfa market, which accounts for about two-thirds of the Company's EPOGEN sales, the Arbitrator ruled that the Company's audit accurately determined period. As a result of that hearing, the Company will pay an additional amount to Johnson & Johnson for the 1991-94 period which is covered by amounts previously provided for by the Company. On April 14, 1998, the Arbitrator issued his final order which confirmed that the Company was the successful party in the arbitration and, as a result, Johnson & Johnson has been ordered to pay to the Company all costs and expenses, including reasonable attorney's fees, that the Company incurred in the arbitration as well as one-half of the audit costs. The Company currently estimates that it will submit a bill for such costs incurred over an eight year period of approximately $100 million; however, the actual amount of the Company's recovery will be determined by the Arbitrator. The final order also confirmed that for the period 1995 forward, the estimates of usage of Epoetin alfa in the Hospital segment of the Company's audit methodology shall be applied without adjustment, subject to the right of either party to challenge the Hospital survey results for 1995 and certain subsequent years.

     Both parties filed and presented arguments on motions seeking reconsideration of certain aspects of the Arbitrator's final order. On July 29, 1998, the Arbitrator issued his opinion on both parties' motions for reconsideration. The Arbitrator granted the Company's motion to reconsider one aspect of the adjustment to the results of the audit for the Hospital and Home Health Care Segment. The Arbitrator's ruling changes the calculation for that segment and reduces the Company's liability to Johnson & Johnson for the 1991-94 period. The Arbitrator denied all other motions, including Johnson & Johnson's motion seeking a reconsideration of the award to the Company of all costs and expenses, including reasonable attorneys' fees and costs, that the Company incurred in the arbitration. Due to remaining uncertainties the Company has not recognized any benefit from the reduced liability for 1991-94 or for the recovery of attorneys' fees and costs or audit costs. On August 12, 1998, Johnson & Johnson gave notice of challenge to the results of the audit of the Hospital segment for the 1995-97 period. If, as a result of this challenge, adjustments to the results of the Company's audit are made, the Company may be required to pay additional compensation to Johnson & Johnson for sales during 1995, 1996 and 1997. The Company does not expect that any such additional compensation for the 1995-97 period would have a material adverse effect on the annual financial statements of Amgen due to amounts previously provided for by the Company.

     The Company has filed a demand in the arbitration to terminate Johnson & Johnson's rights under the License Agreement and to recover damages for breach of the License Agreement. Johnson & Johnson disputes the Arbitrator's jurisdiction to decide the Company's audit yield results that are different from the results of the audit currently employed by the Company, the Company may be required to pay additional compensation to Johnson & Johnson for sales during 1995, 1996 and 1997, or Johnson & Johnson may be required to pay compensation to the Company for such prior period sales.

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

     NESP

     On June 5, 1997, Johnson & Johnson filed a demand for arbitration against Kirin-Amgen, Inc. ("Kirin-Amgen"), an affiliate of the Company, before the AAA. The demand alleges that Amgen's novel erythropoiesis stimulating protein ("NESP") is covered by a license granted by Kirin-Amgen to Johnson & Johnson in 1985 for the development, manufacture and sale of Epoetin alfa in certain territories outside the United States, Japan and China (the "K-A License"). In 1996 Kirin-Amgen acquired exclusive worldwide rights in NESP from Amgen. Kirin-Amgen, in turn, transferred certain rights in NESP to Kirin and certain rights to Amgen. Johnson & Johnson alleges that the K-A License effectively grants Johnson & Johnson the same right to develop, manufacture and sell NESP as granted under the K-A License with respect to Epoetin alfa. Kirin-Amgen filed its answer to Johnson & Johnson's complaint on January 12, 1998, denying that Johnson & Johnson has rights to NESP. Kirin-Amgen also asserted a counterclaim for the recovery of certain royalty payments which Kirin-Amgen asserts were improperly withheld. These same disputes exist between the Company and Johnson & Johnson under the License Agreement and the parties have agreed that the resolution of these issues in this arbitration will be binding upon them with respect to the License Agreement. The trial in this matter has commenced.

     While it is not possible to predict accurately or determine the eventual outcome of the above described legal matters or various other legal proceedings (including patent disputes) involving Amgen, the Company believes that the outcome of these proceedings will not have a material adverse effect on its annual financial statements.


5.   Stockholders' equity

     During the six months ended June 30, 1998, the Company repurchased 8.2 million shares of its common stock at a total cost of $457 million under its common stock repurchase program. In October 1997, the Board of Directors authorized the Company to repurchase up to an additional $1 billion of common stock through December 31, 1998. At June 30, 1998, $255 million of this authorization remained. Stock repurchased under the program is retired.


6.   Comprehensive income

     As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components. SFAS No. 130 requires unrealized gains and losses on the Company's available-for-sale securities and foreign currency translation adjustments to be included in other comprehensive income. During the three and six months ended June 30, 1998, total comprehensive income was $208.1 million and $392.4 million, respectively. During the three and six months ended June 30, 1997, total comprehensive income was $197.6 million and $376 million, respectively.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

     Cash provided by operating activities has been and is expected to continue to be the Company's primary source of funds. During the six months ended June 30, 1998, operations provided $515 million of cash compared with $469.9 million during the same period last year. The Company had cash, cash equivalents and marketable securities of $1,021.3 million at June 30, 1998, compared with $1,026.5 million at December 31, 1997.

     Capital expenditures totaled $236 million for the six months ended June 30, 1998, compared with $195 million for the same period a year ago. The Company anticipates spending approximately $400 million to $500 million in 1998 on capital projects and equipment to expand the Company's global operations. Thereafter, over the next few years, the Company anticipates that capital expenditures will average in excess of $400 million per year.

     The Company receives cash from the exercise of employee stock options. During the six months ended June 30, 1998, stock options and their related tax benefits provided $121.8 million of cash compared with $87.6 million for the same period last year. Proceeds from the exercise of stock options and their related tax benefits will vary from period to period based upon, among other factors, fluctuations in the market value of the Company's stock relative to the exercise price of such options.

     The Company has a stock repurchase program primarily to offset the dilutive effect of its employee stock option and stock purchase plans. During the six months ended June 30, 1998, the Company repurchased 8.2 million shares of its common stock at a total cost of $457 million compared with 3.5 million shares purchased at a cost of $210.9 million during the same period last year. In October 1997, the Board of Directors authorized the Company to repurchase up to an additional $1 billion of common stock through December 31, 1998. At June 30, 1998, $255 million of this authorization remained.

     To provide for financial flexibility and increased liquidity, the Company has established several sources of debt financing. The Company established a $500 million debt shelf registration statement and in December 1997, pursuant to such registration statement, the Company issued $100 million of debt securities that bear interest at a fixed rate of 6.5% and mature in 10 years (the "Notes"). As of June 30, 1998, the Company had $234 million of unsecured debt securities outstanding. This amount includes the Notes, $34 million of debt securities that bear interest at fixed rates averaging 6% and have remaining maturities of less than six years and $100 million of debt securities that bear interest at a fixed rate of 8.1% and mature in 2097. The Company repaid $25 million of maturing debt securities during the six month ended June 30, 1998.

     The Company's sources of debt financing also include a commercial paper program which provides for short-term borrowings up to an aggregate face amount of $200 million. In April 1998, the Company replaced this program with a new commercial paper program which provides for the same amount of aggregate short-term borrowings. As of June 30, 1998, commercial paper with a face amount of $100 million was outstanding. These borrowings had maturities of less than four months and had effective interest rates averaging 5.6%. In May 1998, the Company replaced its credit facility with a new $150 million unsecured credit facility that has substantially the same terms as the Company's prior credit facility and expires on May 28, 2003. The new credit facility supports the Company's commercial paper program. As of June 30, 1998, no amounts were outstanding under the line of credit.

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


Results of Operations

  Product sales

     Product sales were $611.2 million and $1,178 million for the three and six months ended June 30, 1998, respectively. These amounts represent increases of $44.5 million and $75.3 million, or 8% and 7%, respectively, over the same periods last year.

     EPOGEN(R) (Epoetin alfa)

     EPOGEN(R) sales were $336.5 million and $640.9 million for the three and six months ended June 30, 1998, respectively. These amounts represent increases of $41.6 million and $54.4 million or 14% and 9%, respectively, over the same periods last year. These increases were primarily due to growth in the U.S. dialysis patient population and the administration of higher doses. The administration of higher doses of EPOGEN(R) was principally due to certain dialysis providers using better anemia management practices, including using hemoglobin measurements instead of hematocrit measurements, as well as changes in reimbursement announced in March and June 1998 by the Health Care Financing Administration ("HCFA"), discussed below.

     In September 1997, HCFA implemented changes (the "HCFA Policy Changes") to its reimbursement policy. Prior to the HCFA Policy Changes, fiscal intermediaries under contract with HCFA were authorized to pay reimbursement claims for patients whose hematocrits exceeded 36 percent, the top of the suggested target hematocrit range in the Company's labeling, if deemed medically justified. Under the HCFA Policy Changes, medical justification was not accepted for payment of claims of hematocrits that exceeded 36 percent and, if the current month's hematocrit were greater than 36 percent and the patient's hematocrit exceeded 36.5 percent on an historical 90-day "rolling average" basis, reimbursement for the current month would be denied in full. Beginning in the second quarter of 1997, the Company experienced a decline in the growth rate of EPOGEN(R) sales as dialysis providers attempted to lower hematocrits by lowering or withholding EPOGEN(R) doses in order to avoid or minimize claim denials under the HCFA Policy Changes. However, in March 1998, HCFA announced the easing of restrictions on reimbursement that had been instituted under the HCFA Policy Changes. In June 1998, HCFA announced further revisions.

     In March 1998, HCFA issued two revisions (the "March HCFA Revisions") to the HCFA Policy Changes in a program memorandum. The first revision provided that, for a month in which the three month "rolling average" hematocrit exceeds
36.5 percent, HCFA would pay the lower of 100 percent of the actual dosage billed for that month, or 80 percent of the prior month's allowable EPOGEN(R) dosage. The second revision re-established authorization to make payment for EPOGEN(R) when a patient's hematocrit exceeded 36 percent when accompanied by documentation establishing medical necessity. In June 1998, HCFA issued another program memorandum establishing additional revisions (the "June HCFA Revisions") to the reimbursement policy. The policy now states that pre-payment review of claims has been eliminated and fiscal intermediaries should conduct post-payment reviews of those dialysis providers with an atypical number of patients with hematocrit levels above a 90-day "rolling average" of 37.5 percent. Additionally, HCFA stated that it is encouraging dialysis providers to maintain a hematocrit level within the range of 33 to 36 percent as recommended by the Dialysis Outcomes Quality Initiative. HCFA also stated that it plans to develop a national policy for medical justification for physicians who target their patients' hematocrits greater than 36 percent. In the interim, individual patient treatment will continue to be subject to the physician's discretion and documentation must satisfy the judgment of the fiscal intermediary. The June HCFA Revisions supersede the HCFA Policy Changes and the March HCFA Revisions. The Company believes that dialysis providers are currently in the process of understanding the June HCFA Revisions, revising their protocols and discerning how fiscal intermediaries will implement these revisions. The Company believes that fiscal intermediaries are likely to implement the June HCFA Revisions at variable rates which may have an impact on dialysis providers' practice pattern changes and the rate of change. Accordingly, it is difficult to predict what effect the June HCFA Revisions will have on EPOGEN(R) sales.

     NEUPOGEN(R) (Filgrastim)

     Worldwide NEUPOGEN(R) sales were $270.6 million and $531.8 million for the three and six months ended June 30, 1998. These amounts represent a decrease of $1.2 million or 0.4% and an increase of $15.6 million or 3%, respectively, over the same periods last year. Results for the second quarter of 1998 include low single digit underlying growth in demand due to sustained growth in the U.S. cancer chemotherapy market, which was more than offset by a decline in off-label sales for use in the AIDS setting, a slight decline in use in the cancer chemotherapy setting in the European Union ("EU"), unfavorable foreign currency effects, and a draw-down of wholesaler inventories. The increase during the six months ended June 30, 1998 is primarily due to an increase in demand in the U.S. market, which includes a price increase and an increase in wholesaler inventories. This increase was largely offset by the unfavorable foreign currency effects on reported EU sales. In addition, the Company believes that the use of protease inhibitors as a treatment for AIDS continues to reduce sales of NEUPOGEN(R) for off-label use as a supportive therapy in this setting. NEUPOGEN(R) is not approved or promoted for such use, except in Australia and Canada.

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

     The growth of the colony stimulating factor ("CSF") market in the EU in which NEUPOGEN(R) competes has slowed, principally due to EU government pressures on physician prescribing practices in response to ongoing government initiatives to reduce health care expenditures. Experimental cancer trials in Italy that do not include the use of NEUPOGEN(R) have also adversely affected EU sales. Additionally, the Company faces competition from another granulocyte CSF product. Amgen's CSF market share in the EU has remained relatively constant over the last several quarters, however, the Company does not expect the competitive intensity to subside in the near future.

     Other product sales

     INFERGEN(R) (Interferon alfacon-1) sales were $4.1 million and $5.3 million for the three and six months ended June 30, 1998. INFERGEN(R) was launched in October 1997 for the treatment of chronic hepatitis C virus infection. There are treatments for this infection against which INFERGEN(R) competes, and the Company cannot predict the extent to which it will penetrate this market.

  Corporate partner revenues

     During the three and six months ended June 30, 1998, corporate partner revenues decreased by $10.1 million and $14.9 million, or 25% and 22%, respectively, compared with the same periods last year. These decreases primarily resulted from a $20 million milestone payment from Yamanouchi Pharmaceutical Co., Ltd. during the second quarter of 1997.

  Cost of sales

     Cost of sales as a percentage of product sales was 13.7% and 13.8% for the three and six months ended June 30, 1998, respectively, compared with 13.6% and 13.5% for the same periods last year.

  Research and development

     During the three and six months ended June 30, 1998, research and development expenses increased $7 million and $11.8 million, or 5% and 4%, respectively, compared with the same periods last year. The increase during the second quarter of 1998 is primarily due to higher clinical and preclinical expenses and occupancy related costs, partially offset by lower product licensing costs. The increase during the six months ended June 30, 1998 is primarily due to higher clinical and preclinical expenses and staff and occupancy related costs, partially offset by lower product licensing costs.

  Marketing and selling/General and administrative

     Marketing and selling expenses decreased $7.5 million and $8.8 million, or 9% and 6%, respectively, during the three and six months ended June 30, 1998 compared with the same periods last year. These decreases were primarily due to lower expenses related to the Johnson & Johnson arbitration and to lower domestic and European marketing expenses.

     General and administrative expenses increased $4 million and $5.9 million, or 9% and 7%, respectively, during the three and six months ended June 30, 1998 compared with the same periods last year. These increases were primarily due to higher staff-related expenses and legal fees.

  Interest and other income

     During the three and six months ended June 30, 1998, interest and other income increased $5.9 million and $5.2 million, or 33% and 15%, respectively, compared with the same periods last year. These increases are primarily due to a gain realized on the sale of an equity position in Techne Corporation, an unaffiliated company.

  Income taxes

     The Company's effective tax rate for the three and six months ended June 30, 1998 was 30.0% compared with 28.0% for the same periods last year. The increase in the effective tax rate in the current year is due to a provision in the federal tax law which caps tax benefits associated with the Company's Puerto Rico operations at the 1995 income level.

  Foreign currency transactions

     The Company has a program to manage certain portions of its exposure to fluctuations in foreign currency exchange rates arising from international operations. The Company generally hedges the receivables and payables with foreign currency forward contracts, which typically mature within three months. The Company uses foreign currency option and forward contracts which generally expire within 12 months to hedge certain anticipated future sales and expenses. At June 30, 1998, outstanding foreign currency option and forward contracts totaled $39.9 million and $52.8 million, respectively.

  Year 2000

     The Year 2000 issue results from computer programs that do not differentiate between the year 1900 and the year 2000 because they were written using two digits rather than four to define the applicable year; accordingly, computer systems that have time-sensitive calculations may not properly recognize the year 2000. The Company has conducted an initial review of its computer systems, devices, applications and manufacturing equipment (collectively, "Computer Systems") to identify those areas that could be affected by Year 2000 noncompliance. Additionally, the Company has appointed a program manager for Year 2000 compliance and is presently assessing in detail the affected Computer Systems and is developing plans to address the required modifications. The Company is using internal and external resources to identify, correct or reprogram and test its Computer Systems for Year 2000 compliance. The total cost associated with Year 2000 compliance is not known at this time. The Company has not communicated with many of its suppliers, service providers, distributors, wholesalers and other entities with which it has a business relationship (collectively, "Third Party Businesses") regarding compliance with Year 2000 requirements, although the Company does intend to communicate with key Third Party Businesses. The Company is in the process of identifying key Third Party Businesses. In addition, the Company has not determined the impact, if any, on its operations if key Third Party Businesses fail to comply with Year 2000 requirements. While the Company plans to complete modifications of its business critical Computer Systems prior to the year 2000, if modifications of such business critical Computer Systems, or Computer Systems of key Third Party Businesses are not completed in a timely manner, the Year 2000 issue could have a material adverse effect on the operations and financial position of the Company. The Company may also be affected by the failure of state, federal and private payors or reimbursers to be Year 2000 compliant if such entities are unable to make timely, proper or complete payments to sellers of the Company's products. The Company cannot predict the extent of any such impact.


Financial Outlook

     The Company expects a low single digit sales growth rate for NEUPOGEN(R) in 1998. Future NEUPOGEN(R) (Filgrastim) sales growth is dependent primarily upon further penetration of existing markets, the timing and nature of additional indications for which the product may be approved and the effects of competitive products. Although not approved or promoted for use in Amgen's domestic or foreign markets, except for Australia and Canada, the Company believes that currently approximately 5% of its worldwide NEUPOGEN(R) sales are from off-label use as a supportive therapy to various AIDS treatments. Changes in AIDS therapies, including protease inhibitors that may be less myelosuppressive, are believed to have adversely affected and are expected to continue to adversely affect such sales. NEUPOGEN(R) usage is expected to continue to be affected by cost containment pressures on health care providers worldwide. As a result of the factors discussed in "Results of Operations - Product sales - NEUPOGEN(R)" the Company believes that growth in the CSF market in the EU is likely to be flat year over year. In addition, reported NEUPOGEN(R) sales will continue to be affected by changes in foreign currency exchange rates and government budgets.

     The Company expects a low double digit sales growth rate for EPOGEN(R) in 1998. Although the Company believes that dialysis providers have increased doses primarily in response to the March HCFA Revisions and due to certain dialysis providers using hemoglobin measurements instead of hematocrit measurements (see, "Results of Operations - Product sales - EPOGEN(R) (Epoetin alfa)"), the timing and magnitude of EPOGEN(R) sales growth due to increases in dose is difficult to predict principally due to the timing and variety of dialysis providers' and fiscal intermediaries' reaction to the March HCFA Revisions and the June HCFA Revisions. The Company believes that increases in the U.S. dialysis patient population and dose will continue to grow EPOGEN(R) sales in the near term. Patients receiving treatment for end stage renal disease are covered primarily under medical programs provided by the federal government. Therefore, EPOGEN(R) sales may also be affected by future changes in reimbursement rates or a change in the basis for reimbursement by the federal government. The previously disclosed report of the Office of the Inspector General has been issued, recommending a 10% reduction in the Medicare reimbursement rate for EPOGEN(R). The Company believes the recommendation would primarily affect dialysis providers and that it is difficult to predict the impact on Amgen.

     INFERGEN(R) (Interferon alfacon-1) was launched in October 1997 for the treatment of chronic hepatitis C virus infection. There are treatments for this infection against which INFERGEN(R) competes, and the Company cannot predict the extent to which it will penetrate this market. The Company is presently engaged in certain litigation related to INFERGEN(R), as described in "Part I, Item 3. Legal Proceedings - INFERGEN(R) litigation" in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

     The Company anticipates total product sales growth in 1998 that is at, or close to, a double digit growth rate. Cost of sales as a percentage of product sales for 1998 is expected to be slightly higher than 1997. Research and development expenses in the second half of 1998 are expected to increase due in part to heavier spending on clinical trials and potential new licensing activities; for 1998, research and development expenses are expected to be approximately $650 million. In 1998, marketing and selling expenses combined with general and administrative expenses are expected to have little growth. Without giving effect to the 1997 legal assessment, earnings per share in 1998 is expected to grow at a low double digit rate. Estimates of future product sales, operating expenses, and earnings per share are necessarily speculative in nature and are difficult to predict with accuracy.

     Except for the historical information contained herein, the matters discussed herein are by their nature forward-looking. Investors are cautioned that forward-looking statements or projections made by the Company, including those made in this document, are subject to risks and uncertainties that may cause actual results to differ materially from those projected. Reference is made in particular to forward-looking statements regarding product sales, earnings per share and expenses. Amgen operates in a rapidly changing environment that involves a number of risks, some of which are beyond the Company's control. Future operating results and the Company's stock price may be affected by a number of factors, including, without limitation: (i) the results of preclinical and clinical trials; (ii) regulatory approvals of product candidates, new indications and manufacturing facilities; (iii) reimbursement for Amgen's products by governments and private payors; (iv) health care guidelines relating to Amgen's products; (v) intellectual property matters (patents) and the results of litigation; (vi) competition; (vii) fluctuations in operating results and (viii) rapid growth of the Company. These factors and others are discussed herein and in the sections appearing in "Item 1. Business - Factors That May Affect the Company" in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, which sections are incorporated herein by reference and filed as exhibit 99 hereto.


Legal Matters

     The Company is engaged in arbitration proceedings with one of its licensees and various other legal proceedings. For a discussion of these matters, see
Note 4 to the Consolidated Financial Statements.


                          PART II - OTHER INFORMATION


Item 1.   LEGAL PROCEEDINGS

     The Company is engaged in arbitration proceedings with one of its licensees. For a complete discussion of these matters see Note 4 to the Condensed Consolidated Financial Statements, "Contingencies". Other legal proceedings are also reported in the Company's Form 10-K for the year ended December 31, 1997, with material developments since that report described in the Company's Form 10-Q for the quarter ended March 31, 1998, and below. While it is not possible to predict accurately or to determine the eventual outcome of these matters, the Company believes that the outcome of these proceedings will not have a material adverse effect on the annual financial statements of the Company, except with respect to the Securities Litigation, which the Company has not evaluated.

Securities Litigation

     On August 7, 1998, August 10, 1998 and August 13, 1998, press releases were issued announcing that securities class action lawsuits had been filed against Amgen and certain of its officers. According to the press releases, the complaints allege that Amgen and several of its senior executives issued false and misleading statements between January 23, 1997 and August 11, 1997 (the "Class Period") regarding: (i) the demand for and sales growth of Amgen's two products, EPOGEN(R) and NEUPOGEN(R); (ii) an arbitration proceeding between Amgen and Johnson & Johnson regarding entitlement to millions of dollars in "spillover" sales of EPOGEN(R); and (iii) Amgen's 1996 fourth quarter and 1997 first and second quarter results. The press releases further state that plaintiffs seek to recover damages on behalf of all purchasers of Amgen common stock during the Class Period.

     On August 13, 1998, the Company was served in this matter and has not reviewed the complaints.

Biogen litigation

     On March 10, 1995, Biogen Inc. ("Biogen"), filed suit in the United States District Court for the District of Massachusetts alleging infringement by the Company of certain claims of U.S. Patent 4,874,702 (the "'702 Patent"), relating to vectors for expressing cloned genes. Biogen alleges that Amgen has infringed its patent by manufacturing and selling NEUPOGEN(R). On March 28, 1995, Biogen filed an amended complaint further alleging that the Company is also infringing the claims of two additional patents allegedly assigned to Biogen, U.S. Patent 5,401,642 (the "'642 Patent") and U.S. Patent No. 5,401,658 (the "'658 Patent"),
relating to vectors, methods for making vectors and expressing cloned genes. The amended complaint seeks injunctive relief, unspecified compensatory damages and treble damages. On April 24, 1995, the Company answered Biogen's amended complaint, denying its material allegations and pleading counterclaims for declaratory judgment of non-infringement, patent invalidity and unenforceability. On January 19, 1996, the Court decided, upon Biogen's motion to dismiss certain of Amgen's counterclaims, that it will exert jurisdiction over claims 9 and 17 of the '702 Patent, and dismissed all claims and counterclaims relating to any other claims of the '702 Patent. On October 22, 1997, Amgen moved for summary judgment of invalidity of the certain claims of the '702 and '658 Patents based on prior public uses of the claimed subject matter. Amgen concurrently moved for a partial interpretation of the claims at issue. In addition, on October 24, 1997, Amgen filed a motion for summary judgment of invalidity of particular claims of the patents-in-suit based on abandonment of the invention. Amgen also concurrently filed a motion to dismiss the lawsuit in its entirety based on Biogen's lack of standing to bring the lawsuit in view of Biogen's lack of ownership of the patents-in-suit. Both parties have submitted claim construction briefs with the court. On January 15, 1998, Amgen filed a second motion to dismiss for lack of subject matter jurisdiction and standing in view of Biogen's lack of necessary ownership rights in the patents-in-suit. In an August 6, 1998 ruling on a previously-held claim construction hearing, the court issued an order that essentially limits the Biogen patent claims to a single particular type of vector. The judge ruled that, to be covered by claim 1 of the '702 patent (the claim that forms the crux of the asserted claims), a plasmid vector must contain the entire DNA sequence as represented in a specific Figure (Figure 6) of the '702 patent, as well as at least one endonuclease recognition site inserted at the converted HaeIII site at 73.1% of bacteriophage lambda or at another site downstream of HaeIII, said endonuclease recognition site being within 300 base pairs of the HincII site at -33, and prior to any sequences of lambda DNA downstream of the HaeIII site. Discovery in the case is substantially completed. A trial date has not been set.

     In a separate matter, on July 30, 1997, Biogen filed a complaint in the United States District Court for the District of Massachusetts in Boston alleging that Amgen infringes claims 9 and 17 of the '702 Patent, and the '642 Patent and '658 Patent by making and using the claimed subject matter in the United States in the manufacture of INFERGEN(R), the Company's consensus interferon product. On September 17, 1997, Amgen responded to the Complaint by filing a motion to dismiss the case in its entirety due to Biogen's lack of ownership of the patents-in-suit. Amgen also filed a motion for summary judgment of patent invalidity of particular claims of the patents-in-suit due to abandonment of the invention. The Court has ordered the Company to file an answer to Biogen's complaint but has stayed all discovery in this matter until certain discovery in the NEUPOGEN(R) matter described above is completed. The Company has filed a motion to dismiss the complaint on the grounds that the Court lacks jurisdiction over the matter as Biogen lacks the necessary ownership rights to afford it standing. A trial date has not been set.

FoxMeyer Health Corporation

     On January 10, 1997, FoxMeyer Health Corporation, now known as Avatex Corporation ("Avatex"), filed suit (the "FoxMeyer Lawsuit") in the District Court of Dallas County, Dallas, Texas, alleging that defendant McKesson Corporation ("McKesson") defrauded Avatex, misused confidential information received from Avatex about subsidiaries of Avatex (FoxMeyer Corporation and FoxMeyer Drug Corporation, collectively the "FoxMeyer Subsidiaries"), and attempted to monopolize the market for pharmaceutical and health care product distribution by attempting to injure or destroy the FoxMeyer Subsidiaries. The Company is named as one of twelve "Manufacturer Defendants" alleged to have conspired with McKesson Corporation in doing, among other things, the above and
(i) inducing Avatex to refrain from seeking other suitable purchasers for the FoxMeyer Subsidiaries and (ii) causing Avatex to believe that McKesson was serious about purchasing Avatex's assets at fair value, when, in fact, McKesson was not. The Manufacturer Defendants and McKesson are also alleged to have intentionally and tortiously interfered with a number of business expectancies and opportunities. The complaint seeks from the Manufacturer Defendants and McKesson compensatory damages of at least $400 million and punitive damages in an unspecified amount, as well as Avatex's costs and attorney's fees. The Company has filed an answer denying Avatex's allegations. The matter has been transferred to the Federal Bankruptcy Court in Dallas, Texas (the "Texas Bankruptcy Court"). McKesson and the Manufacturer Defendants have intervened in an action brought by the Chapter 7 trustee in the Federal Bankruptcy Court in Delaware (the "Delaware Bankruptcy Court") that seeks to enjoin the FoxMeyer Lawsuit and have moved for partial summary judgment in that proceeding, asserting that Avatex is not the owner of the alleged causes of action. On November 3, 1997, McKesson and the Manufacturer Defendants moved for summary judgment in the Delaware Bankruptcy Court to preclude Avatex and the Chapter 7 trustee from litigating in Delaware the claims brought in the Texas Bankruptcy Court. On June 23, 1998, the interim judge in the Delaware Bankruptcy Court heard oral argument on the motion of McKesson, the Manufacturer Defendants, and the Chapter 7 trustee for an order finding that Avatex is not the holder of any of the claims asserted in its complaint. At that oral argument, Avatex voluntarily dismissed without prejudice all of the anti-trust claims contained in the original complaint. The matter is currently under advisement. To date, no discovery has occurred in either the Texas Bankruptcy Court adversary proceedings or the Delaware Bankruptcy Court adversary proceedings.

Johnson & Johnson arbitrations

     The Company is engaged in arbitration proceedings with one of its licensees. See Note 4 to the Consolidated Financial Statements, "Contingencies
- Johnson & Johnson arbitrations".


Item 4.   Submission of Matters to a Vote of Security Holders

     (a)  The Company held its Annual Meeting of Stockholders on May 7, 1998.

     (b)  Omitted pursuant to Instruction 3 to Item 4 of Form 10-Q.

     (c) The two matters voted upon at the meeting were to elect two directors to hold office until the Annual Meeting of Stockholders in the year 2001 and to ratify the selection of Ernst & Young LLP as the independent auditors of the Company for the year ending December 31, 1998.

          (i) The following votes were cast for or were withheld with respect to each of the nominees for director: Mr. Steven Lazarus:
               210,416,924 votes for and 2,363,696 votes withheld; and Dr. Gilbert S. Omenn: 210,481,718 votes for and 2,298,902 votes withheld. All nominees were declared to have been elected as directors to hold office until the Annual Meeting of Stockholders in the year 2001. No abstentions or broker non-votes were cast for the election of directors.

          (ii) With respect to the proposal to ratify the selection of Ernst & Young LLP as the Company's independent auditors, 211,523,704 votes were cast for the proposal, 639,674 votes were cast against the proposal and 617,242 votes abstained. No broker non-votes were cast in connection with the proposal. The selection of Ernst & Young LLP as the Company's independent auditors for the year ending December 31, 1998 was declared to have been ratified.

     (d)  Not applicable.

Item 5.   Other Information

     The Company's 1999 Annual Meeting of Stockholders (the "Annual Meeting") will be held on May 6, 1999.

     In June 1998 the Securities and Exchange Commission adopted revisions to the proxy rules promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), in particular, Rules 14a-4, 14a-5 and 14a-8, relating to stockholder proposals. Stockholders interested in presenting a proposal for consideration at the Company's Annual Meeting may do so by following the procedures prescribed in Rule 14a-8 of the Exchange Act and the Company's Amended and Restated Bylaws (the "Bylaws"). The Company's Bylaws provide that stockholders desiring to nominate persons for election to the Board of Directors or to bring any other business before the stockholders at the Annual Meeting must notify the Secretary of the Company thereof in writing and such notice must be delivered to or received by the Secretary no later than 90 days prior to the Annual Meeting, or, no later than February 5, 1999. The Bylaws also contain other requirements as to the contents of such notice which are discussed in the Company's 1998 proxy statement and in the Bylaws, a copy of which are filed as an exhibit to this Form 10-Q. Additionally, to be eligible for inclusion in the Company's 1999 proxy statement, stockholder proposals must be received by the Company's Secretary no later than December 4, 1998. While the Board of Directors will consider stockholder proposals, the Company however reserves the right to omit from the 1999 proxy statement stockholder proposals that it is not required to include under the Exchange Act, including Rule 14a-8 thereunder.

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Reference is made to the Index to Exhibits included herein.

     (b)  Reports on Form 8-K - none

                                    SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      Amgen Inc.
                                      (Registrant)



Date:   8/12/98                       By:/s/Kathryn E. Falberg
----------------                      --------------------------------------
                                        Kathryn E. Falberg
                                        Vice President, Finance,
                                        Chief Financial Officer and
                                        Chief Accounting Officer

                                   AMGEN INC.


                               INDEX TO EXHIBITS


Exhibit No.                      Description

   3.1      Restated Certificate of Incorporation as amended. (17)
   3.2*     Amended and Restated Bylaws.
   4.1      Indenture dated January 1, 1992 between the Company and Citibank
            N.A., as trustee. (8)
   4.2      First Supplement to Indenture, dated February 26, 1997 between the
            Company and Citibank N.A., as trustee. (14)
   4.3      Officer's Certificate pursuant to Sections 2.1 and 2.3 of the
            Indenture, as supplemented, establishing a series of securities "8-
            1/8% Debentures due April 1, 2097." (16)
   4.4      8-1/8% Debentures due April 1, 2097. (16)
   4.5      Form of stock certificate for the common stock, par value $.0001 of the Company. (17)
   4.6      Officer's Certificate pursuant to Sections 2.1 and 2.3 of the
            Indenture, dated as of January 1, 1992, as supplemented by the First supplemental Indenture, dated as of February 26, 1997, each between the Company and Citibank, N.A., as Trustee, establishing a series of securities entitled "6.50% Notes Due December 1, 2007". (20)
   4.7      6.50% Notes Due December 1, 2007 described in Exhibit 4.7. (20)
   4.8      Corporate Commercial Paper - Master Note between and among Amgen
            Inc., as Issuer, Cede & Co., as nominee of The Depository Trust
            Company and Citibank, N.A. as Paying Agent. (23)
   10.1     Company's Amended and Restated 1991 Equity Incentive Plan. (21)
   10.2     Company's Amended and Restated 1984 Stock Option Plan. (12)
   10.3     Shareholder's Agreement of Kirin-Amgen, Inc., dated May 11, 1984, between the Company and Kirin Brewery Company, Limited (with certain confidential information deleted therefrom). (1)
   10.4     Amendment Nos. 1, 2, and 3, dated March 19, 1985, July 29, 1985 and
            December 19, 1985, respectively, to the Shareholder's Agreement of
            Kirin-Amgen, Inc., dated May 11, 1984 (with certain confidential information deleted therefrom). (3)
   10.5     Product License Agreement, dated September 30, 1985, and Technology
            License Agreement, dated, September 30, 1985 between the Company and
            Ortho Pharmaceutical Corporation (with certain confidential information deleted therefrom). (2)
   10.6     Product License Agreement, dated September 30, 1985, and Technology
            License Agreement, dated September 30, 1985 between Kirin-Amgen,
            Inc. and Ortho Pharmaceutical

            Corporation (with certain confidential information deleted therefrom). (3)
   10.7     Company's Amended and Restated Employee Stock Purchase Plan. (12)
   10.8 Research, Development Technology Disclosure and License Agreement PPO, dated January 20, 1986, by and between the Company and Kirin Brewery Co., Ltd. (4)
   10.9     Amendment Nos. 4 and 5, dated October 16, 1986 (effective July 1,
            1986) and December 6, 1986 (effective July 1, 1986), respectively, to the Shareholders Agreement of Kirin-Amgen, Inc. dated May 11, 1984 (with certain confidential information deleted therefrom). (5)
   10.10 Assignment and License Agreement, dated October 16, 1986, between the Company and Kirin-Amgen, Inc. (with certain confidential information deleted therefrom). (5)
   10.11 G-CSF European License Agreement, dated December 30, 1986, between Kirin-Amgen, Inc. and the Company (with certain confidential information deleted therefrom). (5)
   10.12    Research and Development Technology Disclosure and License
            Agreement: GM-CSF, dated March 31, 1987, between Kirin Brewery Company, Limited and the Company (with certain confidential information deleted therefrom). (5)
   10.13    Company's Amended and Restated 1988 Stock Option Plan. (12)
   10.14    Company's Amended and Restated Retirement and Savings Plan. (12)
   10.15 Amendment, dated June 30, 1988, to Research, Development, Technology Disclosure and License Agreement: GM-CSF dated March 31, 1987, between Kirin Brewery Company, Limited and the Company. (6)
   10.16 Agreement on G-CSF in Certain European Countries, dated January 1, 1989, between Amgen Inc. and F. Hoffmann-La Roche & Co. Limited Company (with certain confidential information deleted therefrom).
            (7)
   10.17 Partnership Purchase Agreement, dated March 12, 1993, between the Company, Amgen Clinical Partners, L.P., Amgen Development Corporation, the Class A limited partners and the Class B limited partner. (9)
   10.18 Amgen Inc. Supplemental Retirement Plan (As Amended and Restated Effective January 1, 1998). (23)
   10.19    Promissory Note of Mr. Kevin W. Sharer, dated June 4, 1993. (10)
   10.20    Amgen Performance Based Management Incentive Plan. (15)
   10.21* Credit Agreement, dated as of May 28, 1998, among Amgen Inc., the Borrowing Subsidiaries named therein, the Banks named therein, Citibank, N.A., as Issuing Bank, and Citicorp USA, Inc., as Administrative Agent.
   10.22    Promissory Note of Mr. George A. Vandeman, dated December 15, 1995.
            (11)
   10.23    Promissory Note of Mr. George A. Vandeman, dated December 15, 1995.
            (11)
   10.24    Promissory Note of Mr. Stan Benson, dated March 19, 1996. (11)
   10.25 Amendment No. 1 to the Company's Amended and Restated Retirement and Savings Plan. (12)

   10.26    Amendment Number 5 to the Company's Amended and Restated Retirement
            and Savings Plan dated January 1, 1993. (15)
   10.27    Amendment Number 2 to the Company's Amended and Restated Retirement
            and Savings Plan dated April 1, 1996. (15)
   10.28    Fourth Amendment to Rights Agreement, dated February 18, 1997 between Amgen Inc. and American Stock Transfer and Trust Company,
            Rights Agent. (13)
   10.29    Preferred Share Rights Agreement, dated February 18, 1997, between
            Amgen Inc. and American Stock Transfer and Trust Company, Rights
            Agent. (13)
   10.30    Consulting Agreement, dated November 15, 1996, between the Company and Daniel Vapnek. (15)
   10.31    Agreement, dated May 30, 1995, between the Company and George A.
            Vandeman. (15)
   10.32    First Amendment, effective January 1, 1998, to the Company's Amended and Restated Employee Stock Purchase Plan. (18)
   10.33    Third Amendment, effective January 1, 1997, to the Company's Amended and Restated Retirement and Savings Plan dated April 1, 1996. (18)
   10.34    Heads of Agreement dated April 10, 1997, between the Company and
            Kirin Amgen, Inc., on the one hand, and F. Hoffmann-La Roche Ltd, on the other hand (with certain confidential information deleted therefrom). (18)
   10.35    Binding Term Sheet, dated August 20, 1997, between Guilford
            Pharmaceuticals Inc. ("Guilford") and GPI NIL Holdings, Inc., and
            Amgen Inc. (with certain confidential information deleted
            therefrom). (19)
   10.36    Promissory Note of Ms. Kathryn E. Falberg, dated April 7, 1995. (21)
   10.37    Promissory Note of Mr. Edward F. Garnett, dated July 18, 1997. (21)
   10.38    Fourth Amendment to the Company's Amended and Restated Retirement
            and Savings Plan as amended and restated effective April 1, 1996.
            (21)
   10.39    Fifth Amendment to the Company's Amended and Restated Retirement and
            Savings Plan as amended and restated effective April 1, 1996. (21)
   10.40    Company's Amended and Restated 1987 Directors' Stock Option Plan.
            (15)
   10.41    Amended and Restated Agreement on G-CSF in the EU between Amgen Inc.
            and F. Hoffmann-La Roche Ltd (with certain confidential information deleted therefrom). (23)
   10.42    Collaboration and License Agreement, dated December 15, 1997, between the Company, GPI NIL Holdings, Inc. and Guilford
            Pharmaceuticals Inc. ("Guilford") (with certain confidential information deleted therefrom). (22)
   27*      Financial Data Schedule.
   99*      Sections appearing under the heading "Business - Factors That May the Affect Company" in the Company's Annual Report on Form 10-K for
            the year ended December 31, 1997.
----------------
*    Filed herewith.

(1) Filed as an exhibit to the Annual Report on Form 10-K for the year ended March 31, 1984 on June 26, 1984 and incorporated herein by reference.
(2) Filed as an exhibit to Quarterly Report on Form 10-Q for the quarter ended September 30, 1985 on November 14, 1985 and incorporated herein by reference.
(3) Filed as an exhibit to Quarterly Report on Form 10-Q for the quarter ended December 31, 1985 on February 3, 1986 and incorporated herein by reference.
(4) Filed as an exhibit to Amendment No. 1 to Form S-1 Registration Statement (Registration No. 33-3069) on March 11, 1986 and incorporated herein by reference.
(5) Filed as an exhibit to the Form 10-K Annual Report for the year ended March 31, 1987 on May 18, 1987 and incorporated herein by reference.
(6) Filed as an exhibit to Form 8 amending the Quarterly Report on Form 10-Q for the quarter ended June 30, 1988 on August 25, 1988 and incorporated herein by reference.
(7) Filed as an exhibit to the Form 8 dated November 8, 1989, amending the Annual Report on Form 10-K for the year ended March 31, 1989 on June 28, 1989 and incorporated herein by reference.
(8) Filed as an exhibit to Form S-3 Registration Statement dated December 19, 1991 and incorporated herein by reference.
(9) Filed as an exhibit to the Form 8-A dated March 31, 1993 and incorporated herein by reference.
(10) Filed as an exhibit to the Form 10-Q for the quarter ended September 30, 1993 on November 12, 1993 and incorporated herein by reference.
(11) Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1995 on March 29, 1996 and incorporated herein by reference.
(12) Filed as an exhibit to the Form 10-Q for the quarter ended September 30, 1996 on November 5, 1996 and incorporated herein by reference.
(13) Filed as an exhibit to the Form 8-K Current Report dated February 18, 1997 on February 28, 1997 and incorporated herein by reference.
(14) Filed as an exhibit to the Form 8-K Current Report dated March 14, 1997 on March 14, 1997 and incorporated herein by reference.
(15) Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1996 on March 24, 1997 and incorporated herein by reference.
(16) Filed as an exhibit to the Form 8-K Current Report dated April 8, 1997 on April 8, 1997 and incorporated herein by reference.
(17) Filed as an exhibit to the Form 10-Q for the quarter ended March 31, 1997 on May 13, 1997 and incorporated herein by reference.
(18) Filed as an exhibit to the Form 10-Q for the quarter ended June 30, 1997 on August 12, 1997 and incorporated herein by reference.
(19) Filed as exhibit 10.47 to the Guilford Form 8-K Current Report dated August 20, 1997 on September 4, 1997 and incorporated herein by reference.
(20) Filed as an exhibit to the Form 8-K Current Report dated and filed on December 5, 1997 and incorporated herein by reference.

(21) Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1997 on March 24, 1998 and incorporated herein by reference.
(22) Filed as Exhibit 10.40 to the Guilford Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.
(23) Filed as an exhibit to the Form 10-Q for the quarter ended March 31, 1998 on May 13, 1998 and incorporated herein by reference.