Form 10-Q/A
period 1998-06-30
AMGEN INC
filed 1998-08-18
CIK 318154

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON D.C. 20549

                                   FORM 10-Q/A

                                AMENDMENT NO. 1


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

                             EXPLANATORY STATEMENT

This Amendment No. 1 to the Form 10-Q for the quarterly period ended June 30, 1998 for Amgen Inc. is being filed to amend and restate Item 1 due to a financial printer error that resulted in a typographical error and an omission in Note 4 of the "Notes to Condensed Consolidated Financial Statements."


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

     A dispute between Amgen and Johnson & Johnson that is the subject of a current arbitration proceeding relates to the audit methodology currently employed by the Company for Epoetin alfa sales. The Company and Johnson & Johnson are required to compensate each other for Epoetin alfa sales which either party makes into the other party's exclusive market, sometimes referred to as "spillover". Spillover occurs when, for example, a hospital or other purchaser buys one brand for use in both dialysis and non-dialysis indications. The Company has established and is employing an audit methodology to assign the proceeds of sales of EPOGEN(R) and PROCRIT in the Company's and Johnson & Johnson's respective exclusive markets. On September 12, 1997, the arbitrator in this matter (the "Arbitrator") issued an opinion adopting the Company's audit methodology. For the free standing dialysis center segment of the Epoetin alfa market, which accounts for about two-thirds of the Company's EPOGEN sales, the Arbitrator ruled that the Company's audit accurately determined that all Epoetin alfa sales to free standing dialysis centers are made for dialysis. For the other segments of the Epoetin alfa market, the Arbitrator ruled that the detailed methodology used by Amgen accurately measured and allocated Epoetin alfa sales for all but the Hospital and Home Health Care segments, for which he ordered certain adjustments to the results of the audit for the 1991-94 time period. The Arbitrator also ruled that no payments are due for the 1989-90 period. Subject to further guidance from the Arbitrator to clarify his opinion and the issuance of the Arbitrator's final order, the Company estimated that the effect of the opinion would be a net spillover payment to Johnson & Johnson which, after benefit of income tax effects, was $78 million for the 1991-94 period and interest in the amount of $18 million after tax. As a result of the opinion, the Company took a charge of $0.35 per share in the third quarter of 1997 for the spillover payment and interest.

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



Date:   8/18/98                       By:/s/Kathryn E. Falberg
----------------                      --------------------------------------
                                        Kathryn E. Falberg
                                        Vice President, Finance,
                                        Chief Financial Officer and
                                        Chief Accounting Officer