Form 10-Q
period 1998-09-30
AMGEN INC
filed 1998-11-16
CIK 318154

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON D.C. 20549

                                   FORM 10-Q



(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 1998

                                       OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


Commission file number 000-12477


                                   AMGEN INC.
             (Exact name of registrant as specified in its charter)


          Delaware                                        95-3540776
--------------------------------                    -----------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No.)


One Amgen Center Drive, Thousand Oaks, California         91320-1789
---------------------------------------------------------------------------
    (Address of principal executive offices)              (Zip Code)


Registrant's telephone number, including area code:        (805) 447-1000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.        Yes  X    No
                                              ---      ---
As of September 30, 1998, the registrant had 254,511,990 shares of Common Stock, $.0001 par value, outstanding.

                                   AMGEN INC.

                                     INDEX

                                                              Page No.

PART I    FINANCIAL INFORMATION

          Item 1.  Financial Statements.......................    3

            Condensed Consolidated Statements of
            Operations - three and nine months
            ended September 30, 1998 and 1997.................    4

            Condensed Consolidated Balance Sheets -
            September 30, 1998 and December 31, 1997..........    5

            Condensed Consolidated Statements of
            Cash Flows - nine months
            ended September 30, 1998 and 1997.................    6

            Notes to Condensed Consolidated Financial
            Statements........................................    8

          Item 2.  Management's Discussion and Analysis
                   of Financial Condition and Results of
                   Operations.................................   16


PART II   OTHER INFORMATION

          Item 1. Legal Proceedings...........................   26

          Item 5. Other Information...........................   28

          Item 6. Exhibits and Reports on Form 8-K............   29

          Signatures..........................................   30

          Index to Exhibits...................................   31

                         PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements

     The information in this report for the three and nine months ended September 30, 1998 and 1997 is unaudited but includes all adjustments (consisting only of normal recurring accruals) which Amgen Inc. ("Amgen" or the "Company") considers necessary for a fair presentation of the results of operations for those periods.

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

                                   AMGEN INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                      (In millions, except per share data)
                                  (Unaudited)

                                     Three Months Ended           Nine Months Ended
                                        September 30,               September 30,
                                     1998          1997          1998          1997
                                   --------      --------      --------      --------
Revenues:
 Product sales................       $641.8        $552.8      $1,819.8      $1,655.5
 Corporate partner revenues...         38.4          30.8          90.9          98.2
 Royalty income...............         20.7          14.7          52.5          40.6
                                     ------        ------      --------      --------
   Total revenues.............        700.9         598.3       1,963.2       1,794.3
                                     ------        ------      --------      --------
Operating expenses:
 Cost of sales................         87.2          74.3         250.1         223.1
 Research and development.....        166.0         172.6         470.9         465.7
 Marketing and selling........         80.2          73.2         221.3         223.1
 General and administrative...         54.0          46.2         148.0         134.3
 Loss of affiliates, net......          4.3           4.1          20.7          24.7
 Legal assessment.............            -         157.0             -         157.0
                                     ------        ------      --------      --------
   Total operating expenses...        391.7         527.4       1,111.0       1,227.9
                                     ------        ------      --------      --------
Operating income..............        309.2          70.9         852.2         566.4
                                     ------        ------      --------      --------
Other income (expense):
 Interest and other income....         16.1          17.5          55.2          51.4
 Interest expense, net........         (3.2)         (0.1)         (8.7)         (0.8)
                                     ------        ------      --------      --------
   Total other income
    (expense).................         12.9          17.4          46.5          50.6
                                     ------        ------      --------      --------
Income before income taxes....        322.1          88.3         898.7         617.0

Provision for income taxes....        101.1           4.5         274.1         152.4
                                     ------        ------      --------      --------
Net income....................       $221.0        $ 83.8      $  624.6      $  464.6
                                     ======        ======      ========      ========
Earnings per share:
 Basic........................       $ 0.87        $ 0.32      $   2.45      $   1.75
 Diluted......................       $ 0.83        $ 0.31      $   2.37      $   1.68

Shares used in calculation
 of earnings per share:
 Basic........................        255.1         264.7         255.2         265.3
 Diluted......................        265.0         273.9         264.0         276.1

                            See accompanying notes.

                                   AMGEN INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                      (In millions, except per share data)
                                  (Unaudited)

                                                 September 30,   December 31,
                                                     1998            1997
                                                   --------        --------
                                   ASSETS
Current assets:
  Cash and cash equivalents...............         $  104.1        $  239.1
  Marketable securities...................          1,020.8           787.4
  Trade receivables, net..................            296.3           269.0
  Inventories.............................            109.1           109.2
  Other current assets....................            166.1           138.8
                                                   --------        --------
    Total current assets..................          1,696.4         1,543.5

Property, plant and equipment at cost, net          1,398.0         1,186.2
Investments in affiliated companies.......            118.4           116.9
Other assets..............................            231.2           263.6
                                                   --------        --------
                                                   $3,444.0        $3,110.2
                                                   ========        ========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable........................         $   87.3        $  103.9
  Commercial paper........................             99.6               -
  Accrued liabilities.....................            682.1           608.0
  Current portion of long-term debt.......              6.0            30.0
                                                   --------        --------
    Total current liabilities.............            875.0           741.9

Long-term debt............................            223.0           229.0
Contingencies

Stockholders' equity:
  Preferred stock; $.0001 par value; 5
   shares authorized; none issued or
   outstanding............................                -               -
  Common stock and additional paid-in
   capital; $.0001 par value; 750 shares
   authorized; outstanding - 254.5 shares
   in 1998 and 258.3 shares in 1997.......          1,471.1         1,196.1
  Retained earnings.......................            874.9           943.2
                                                   --------        --------
      Total stockholders' equity..........          2,346.0         2,139.3
                                                   --------        --------
                                                   $3,444.0        $3,110.2
                                                   ========        ========

                            See accompanying notes.

                                   AMGEN INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In millions)
                                  (Unaudited)

                                                          Nine Months Ended
                                                            September 30,
                                                         1998           1997
                                                       -------        -------
Cash flows from operating activities:
 Net income.....................................       $ 624.6        $ 464.6
 Depreciation and amortization..................         108.2           95.7
 Loss of affiliates, net........................          20.7           24.7
 Cash provided by (used in):
  Trade receivables, net........................         (27.3)         (10.1)
  Inventories...................................           0.1          (13.1)
  Other current assets..........................         (22.3)          24.5
  Accounts payable..............................         (16.6)          (3.5)
  Accrued liabilities...........................          74.1           82.8
                                                       -------        -------
    Net cash provided by operating activities...         761.5          665.6
                                                       -------        -------

Cash flows from investing activities:
 Purchases of property, plant and equipment.....        (320.0)        (292.0)
 Proceeds from maturities of marketable
   securities...................................          12.1          184.3
 Proceeds from sales of marketable securities...         346.7          543.7
 Purchases of marketable securities.............        (580.5)        (682.1)
 Other..........................................           6.6           (8.2)
                                                       -------        -------
    Net cash used in investing activities.......        (535.1)        (254.3)
                                                       -------        -------

                            See accompanying notes.

                            (Continued on next page)

                                   AMGEN INC.

                                 (In millions)
                                  (Unaudited)

                                                           Nine Months Ended
                                                             September 30,
                                                          1998           1997
                                                        -------        -------
Cash flows from financing activities:
 Increase in commercial paper...................        $  99.6        $     -
 Repayment of long-term debt....................          (30.0)        (118.2)
 Proceeds from issuance of long-term debt.......              -          100.0
 Net proceeds from issuance of common
   stock upon the exercise of stock options.....          223.3           90.8
 Tax benefits related to stock options..........           52.5           36.8
 Repurchases of common stock....................         (692.8)        (416.5)
 Other..........................................          (14.0)         (33.6)
                                                        -------        -------
    Net cash used in financing activities.......         (361.4)        (340.7)
                                                        -------        -------

(Decrease) increase in cash and cash
  equivalents...................................         (135.0)          70.6

Cash and cash equivalents at beginning of
  period........................................          239.1          169.3
                                                        -------        -------
Cash and cash equivalents at end of period......        $ 104.1        $ 239.9
                                                        =======        =======

                            See accompanying notes.

                                   AMGEN INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 1998


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

  Inventories

     Inventories are stated at the lower of cost or market. Cost is determined in a manner which approximates the first-in, first-out (FIFO) method. Inventories are shown net of applicable reserves and allowances. Inventories consist of the following (in millions):

                            September 30,     December 31,
                                1998              1997
                               ------            ------
Raw materials.........         $ 16.9            $ 18.7
Work in process.......           43.8              53.6
Finished goods........           48.4              36.9
                               ------            ------
                               $109.1            $109.2
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


  Foreign currency transactions

     The Company has a program to manage foreign currency risk. As part of this program, it has purchased foreign currency option and forward contracts to hedge against possible reductions in values of certain anticipated foreign currency cash flows generally over the next 12 months, primarily resulting from its sales in Europe. At September 30, 1998, the Company had option contracts and forward contracts to exchange foreign currencies for U.S. dollars of $48.9 million and $18.2 million, respectively, all having maturities of seven months or less. The option contracts, which have only nominal intrinsic value at the time of purchase, are designated and effective as hedges of anticipated foreign currency transactions for financial reporting purposes and accordingly, the net gains on such contracts are deferred and recognized in the same period as the hedged transactions. The forward contracts do not qualify as hedges for financial reporting purposes and accordingly, are marked-to-market. Net gains on option contracts (including option contracts for hedged transactions whose occurrence are no longer probable) and changes in market values of forward contracts are reflected in "Interest and other income". The deferred premiums on option contracts and fair values of forward contracts are included in "Other current assets".

     The Company has additional foreign currency forward contracts to hedge exposures to foreign currency fluctuations of certain receivables and payables denominated in foreign currencies. At September 30, 1998, the Company had forward contracts to exchange foreign currencies for U.S. dollars of $23.7 million, all having maturities of less than one month. These contracts are designated and effective as hedges and accordingly, gains and losses on these forward contracts are recognized in the same period the offsetting gains and losses of hedged assets and liabilities are realized and recognized. The fair values of the forward contracts are included in the corresponding captions of the hedged assets and liabilities. Gains and losses on forward contracts, to the extent they differ in amount from the hedged receivables and payables, are included in "Interest and other income".

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in fiscal years beginning after June

15, 1999. Because of the Company's minimal use of derivatives, management anticipates that the adoption of this new statement will not have a significant effect on earnings or the financial position of the Company.

  Income taxes

     Income taxes are accounted for in accordance SFAS No. 109 (see Note 3, "Income taxes").

  Employee stock option and stock purchase plans

     The Company's employee stock option and stock purchase plans are accounted for under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees".

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

     The following table sets forth the computation for basic and diluted earnings per share (in millions, except per share information):

                                              Three Months             Nine Months
                                                  Ended                   Ended
                                              September 30,           September 30,
                                            1998        1997        1998        1997
                                           ------      ------      ------      ------
Numerator for basic and diluted
 earnings per share - net income.....      $221.0      $ 83.8      $624.6      $464.6
                                           ======      ======      ======      ======
Denominator:
Denominator for basic earnings per
 share - weighted-average shares.....       255.1       264.7       255.2       265.3

Effect of dilutive securities -
 employee stock options..............         9.9         9.2         8.8        10.8
                                           ------      ------      ------      ------
Denominator for diluted earnings per
 share - adjusted weighted-average
 shares..............................       265.0       273.9       264.0       276.1
                                           ======      ======      ======      ======
Basic earnings per share.............      $ 0.87      $ 0.32      $ 2.45      $ 1.75
                                           ======      ======      ======      ======
Diluted earnings per share...........      $ 0.83      $ 0.31      $ 2.37      $ 1.68
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

  Basis of presentation

     The financial information for the three and nine months ended September 30, 1998 and 1997 is unaudited but includes all adjustments (consisting only of normal recurring accruals) which the Company considers necessary for a fair presentation of the results of operations for these periods. Interim results are not necessarily indicative of results for the full fiscal year.

  Reclassification

     Certain prior year amounts have been reclassified to conform to the current year presentation.


2.   Debt

     As of September 30, 1998, the Company had $229 million of unsecured debt securities outstanding. These unsecured debt securities consisted of: 1) $100 million of debt securities that bear interest at a fixed rate of 6.5% and mature in 2007 that were issued under a $500 million debt shelf registration established in December 1997 (the "Shelf"), 2) $100 million of debt securities that bear interest at a fixed rate of 8.1% and mature in 2097, and 3) $29 million of debt securities that bear interest at fixed rates averaging 6.1% and have remaining maturities of less than five years, including $6 million which mature within one year. Under the Shelf, all of the remaining $400 million of debt securities available for issuance may be offered under the Company's medium term note program from time to time with terms to be determined by market conditions.

     The Company has a commercial paper program which provides for unsecured short-term borrowings up to an aggregate of $200 million. As of September 30, 1998, commercial paper with a face amount of $100 million was outstanding. These borrowings had maturities of less than three months and had effective interest rates averaging 5.6%.

     The Company also has an unsecured $150 million credit facility that expires on May 28, 2003. As of September 30, 1998, no amounts were outstanding under this line of credit.


3.   Income taxes

     The provision for income taxes consists of the following (in millions):

                                     Three Months Ended             Nine Months Ended
                                       September 30,                  September 30,
                                    1998           1997             1998         1997
                                   ------         ------           ------       ------
Federal(including U.S.
 possessions)..............        $ 94.6         $ 8.2            $256.1       $145.6

State......................           6.5          (3.7)             18.0          6.8
                                   ------         -----            ------       ------
                                   $101.1         $ 4.5            $274.1       $152.4
                                   ======         =====            ======       ======

     The Company's effective tax rates for the three and nine months ended September 30, 1998 were 31.4% and 30.5%, respectively, compared with 5.1% and 24.7% for the same periods last year. The lower tax rates during the 1997 periods as compared with the 1998 periods are primarily the result of reduced pretax income due to the legal assessment recorded in the third quarter of 1997 without a corresponding reduction in tax benefits related to Puerto Rican operations. In addition, the tax rates during the 1998 periods have increased as a result of higher pretax income in combination with a provision in the federal tax law which took effect in 1998 that caps tax benefits associated with the Company's Puerto Rico operations at the 1995 income level.


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

     A dispute between Amgen and Johnson & Johnson that is the subject of a current arbitration proceeding relates to the audit methodology currently employed by the Company for Epoetin alfa sales. The Company and Johnson & Johnson are required to compensate each other for Epoetin alfa sales which either party makes into the other party's exclusive market, sometimes referred to as "spillover". Spillover occurs when, for example, a hospital or other purchaser buys one brand for use in both dialysis and non-dialysis indications. The Company has established and is employing an audit methodology to assign the proceeds of sales of EPOGEN(R) and PROCRIT(R) in the Company's and Johnson & Johnson's respective exclusive markets. On September 12, 1997, the arbitrator in this matter (the "Arbitrator") issued an opinion adopting the Company's audit methodology. For the free standing dialysis center segment of the Epoetin alfa market, which accounts for about two-thirds of the Company's EPOGEN(R) sales, the Arbitrator ruled that the Company's audit accurately determined that all Epoetin alfa sales to free standing dialysis centers are made for dialysis. For the other segments of the Epoetin alfa market, the Arbitrator ruled that the detailed methodology used by Amgen accurately measured and allocated Epoetin alfa sales for all but the Hospital and Home Health Care segments, for which he ordered certain adjustments to the results of the audit for the 1991-94 time period. The Arbitrator also ruled that no payments are due for the 1989-90 period. Subject to further guidance from the Arbitrator to clarify his opinion and the issuance of the Arbitrator's final order, the Company estimated that the effect of the opinion would be a net spillover payment to Johnson & Johnson which, after benefit of income tax effects, was $78 million for the 1991-94 period and interest in the amount of $18 million after tax. As a result of the opinion, the Company took a charge of $0.35 per share in the third quarter of 1997 for the spillover payment and interest.

     A hearing before the Arbitrator was held on October 27, 1997 to clarify, among other issues, the calculation for the amount of the spillover payment due to Johnson & Johnson for the 1991-94 time period. As a result of that hearing, the Company's spillover obligation to Johnson & Johnson was increased for the 1991-94 period in an amount which was covered by amounts previously provided for by the Company. On April 14, 1998, the Arbitrator issued his final order which confirmed that the Company was the successful party in the arbitration and, as a result, Johnson & Johnson was ordered to pay to the Company all costs and expenses, including reasonable attorney's fees, that the Company incurred in the arbitration as well as one-half of the audit costs. The Company has submitted a bill for such costs incurred over an eight year period of approximately $110 million; however, the actual amount of the Company's recovery will be determined by the Arbitrator. The final order also confirmed that for the period 1995 forward, the estimates of usage of Epoetin alfa in the Hospital segment of the Company's audit methodology shall be applied without adjustment, subject to the right of either party to challenge the Hospital survey results for 1995 and certain subsequent years.

     Both parties filed and presented arguments on motions seeking reconsideration of certain aspects of the Arbitrator's final order. On July 29, 1998, the Arbitrator issued his opinion on both parties' motions for reconsideration. The Arbitrator granted the Company's motion to reconsider one aspect of the adjustment to the results of the audit for the Hospital and Home Health Care Segment. The Arbitrator's ruling changes the calculation for that segment and reduces the Company's liability to Johnson & Johnson for the 1991-94 period. The Arbitrator denied all other motions, including Johnson & Johnson's motion seeking a reconsideration of the award to the Company of all costs and expenses, including reasonable attorneys' fees and costs, that the Company incurred in the arbitration. On October 26, 1998, Johnson & Johnson filed a petition in the Circuit Court of Cook County, Illinois seeking to vacate or modify the Arbitrator's award to the Company of all costs and expenses, including reasonable attorneys' fees and costs, that the Company incurred in the arbitration. Due to remaining uncertainties the Company has not recognized any benefit from the reduced liability for 1991-94 or for the recovery of attorneys' fees and costs or audit costs. On August 12, 1998, Johnson & Johnson gave notice of challenge to the results of the audit of the Hospital segment for the 1995-97 period. The amount of the challenge has not been quantified by Johnson & Johnson. If, as a result of this challenge, adjustments to the results of the Company's audit are made, the Company may be required to pay additional compensation to Johnson & Johnson for sales during 1995, 1996 and 1997. The Company does not expect that any such additional compensation for the 1995-97 period would have a material adverse effect on the annual financial statements of Amgen due to amounts previously provided for by the Company.

     The Company has filed a demand in the arbitration to terminate Johnson & Johnson's rights under the License Agreement and to recover damages for breach of the License Agreement. Johnson & Johnson disputes the Arbitrator's jurisdiction to decide the Company's demand. The Arbitrator has ruled that discovery on the Company's termination demand may commence in January 1999. No trial date on this matter has been set.

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

     NESP

     On June 5, 1997, Johnson & Johnson filed a demand for arbitration against Kirin-Amgen, Inc. ("Kirin-Amgen"), an affiliate of the Company, before the AAA. The demand alleges that Amgen's novel erythropoiesis stimulating protein ("NESP") is covered by a license granted by Kirin-Amgen to Johnson & Johnson in 1985 for the development, manufacture and sale of Epoetin alfa in certain territories outside the United States, Japan and China (the "K-A License"). In 1996 Kirin-Amgen acquired exclusive worldwide rights in NESP from Amgen. Kirin-Amgen, in turn, transferred certain rights in NESP to Kirin and certain rights to Amgen. Johnson & Johnson alleges that the K-A License effectively grants Johnson & Johnson the same right to develop, manufacture and sell NESP as granted under the K-A License with respect to Epoetin alfa. Kirin-Amgen filed its answer to Johnson & Johnson's complaint on January 12, 1998, denying that Johnson & Johnson has rights to NESP. Kirin-Amgen also asserted a counterclaim for the recovery of certain royalty payments which Kirin-Amgen asserts were improperly withheld. These same disputes exist between the Company and Johnson & Johnson under the License Agreement and the parties have agreed that the resolution of these issues in this arbitration will be binding upon them with respect to the License Agreement. The trial in this matter has concluded and post-trial briefs and arguments are expected to be completed by the end of 1998.

     While it is not possible to predict accurately or determine the eventual outcome of the above described legal matters or various other legal proceedings (including patent disputes) involving Amgen, the Company believes that the outcome of these proceedings will not have a material adverse effect on its annual financial statements.


5.   Stockholders' equity

     During the nine months ended September 30, 1998, the Company repurchased
11.6 million shares of its common stock at a total cost of $692.8 million which substantially completed the $1 billion amount authorized by the Board of Directors in October 1997 for its common stock repurchase program. In October 1998, the Board of Directors authorized the Company to repurchase up to an additional $1 billion of common stock through December 31, 1999. Stock repurchased under the program is retired.


6.   Comprehensive income

     As of January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components. SFAS No. 130 requires unrealized gains and losses on the Company's available-for-sale securities and foreign currency translation adjustments to be included in other comprehensive income. During the three and nine months ended September 30, 1998, total comprehensive income was $231.3 million and $623.7 million, respectively.
During the three and nine months ended September 30, 1997, total comprehensive income was $82.6 million and $458.5 million, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

     Cash provided by operating activities has been and is expected to continue to be the Company's primary source of funds. During the nine months ended September 30, 1998, operations provided $761.5 million of cash compared with $665.6 million during the same period last year. The Company had cash, cash equivalents and marketable securities of $1,124.9 million at September 30, 1998, compared with $1,026.5 million at December 31, 1997.

     Capital expenditures totaled $320 million for the nine months ended September 30, 1998, compared with $292 million for the same period a year ago. The Company anticipates spending approximately $350 million to $400 million in 1998 and approximately $300 million to $400 million in 1999 on capital projects and equipment to expand the Company's global operations. Thereafter, over the next few years, the Company anticipates that capital expenditures will average in excess of $300 million per year.

     The Company receives cash from the exercise of employee stock options. During the nine months ended September 30, 1998, stock options and their related tax benefits provided $275.8 million of cash compared with $127.6 million for the same period last year. Proceeds from the exercise of stock options and their related tax benefits will vary from period to period based upon, among other factors, fluctuations in the market value of the Company's stock relative to the exercise price of such options.

     The Company has a stock repurchase program primarily to offset the dilutive effect of its employee stock option and stock purchase plans. During the nine months ended September 30, 1998, the Company repurchased 11.6 million shares of its common stock at a total cost of $692.8 million compared with 7.4 million shares repurchased at a cost of $416.5 million during the same period last year. In October 1998, the Board of Directors authorized the Company to repurchase up to an additional $1 billion of common stock through December 31, 1999. The Company has completed the $1 billion of repurchases authorized in October 1997 and expects to utilize a portion of the additional $1 billion recently authorized during the remainder of 1998.

     To provide for financial flexibility and increased liquidity, the Company has established several sources of debt financing. As of September 30, 1998, the Company had $229 million of unsecured debt securities outstanding. These unsecured debt securities consisted of: 1) $100 million of debt securities that bear interest at a fixed rate of 6.5% and mature in 2007 that were issued under a $500 million debt shelf registration established in December 1997 (the "Shelf"), 2) $100 million of debt securities that bear interest at a fixed rate of 8.1% and mature in 2097, and 3) $29 million of debt securities that bear interest at fixed rates averaging 6.1% and have remaining maturities of less than five years, including $6 million which mature within one year. Under the Shelf, all of the remaining $400 million of debt securities available for issuance may be offered under the Company's medium term note program.

     The Company's sources of debt financing also include a commercial paper program which provides for short-term borrowings up to an aggregate face amount of $200 million. As of September 30, 1998, commercial paper with a face amount of $100 million was outstanding. These borrowings had maturities of less than three months and had effective interest rates averaging 5.6%. In addition, the Company has an unsecured $150 million credit facility that expires on May 28, 2003. This credit facility supports the Company's commercial paper program. As of September 30, 1998, no amounts were outstanding under this line of credit.

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


Results of Operations

  Product sales

     Product sales were $641.8 million and $1,819.8 million for the three and nine months ended September 30, 1998, respectively. These amounts represent increases of $89 million and $164.3 million, or 16% and 10%, respectively, over the same periods last year.


     EPOGEN(R) (Epoetin alfa)

     EPOGEN(R) sales were $349.7 million and $990.6 million for the three and nine months ended September 30, 1998, respectively. These amounts represent increases of $64.8 million and $119.2 million, or 23% and 14%, respectively, over the same periods last year. These increases were primarily due to growth in the U.S. dialysis patient population and the administration of higher doses.
The administration of higher doses of EPOGEN(R) was principally due to changes in reimbursement announced in March and June 1998 by the Health Care Financing Administration ("HCFA"), discussed below, as well as many dialysis providers using better anemia management practices, including using hemoglobin measurements instead of hematocrit measurements.

     In September 1997, HCFA implemented changes (the "HCFA Policy Changes") to its reimbursement policy. Prior to the HCFA Policy Changes, fiscal intermediaries under contract with HCFA were authorized to pay reimbursement claims for patients whose hematocrits exceeded 36 percent, the top of the suggested target hematocrit range in the Company's labeling, if deemed medically justified. Under the HCFA Policy Changes, medical justification was not accepted for payment of claims of hematocrits that exceeded 36 percent and, if the current month's hematocrit was greater than 36 percent and the patient's hematocrit exceeded 36.5 percent on an historical 90-day "rolling average" basis, reimbursement for the current month would be denied in full. Beginning in the second quarter of 1997, the Company experienced a decline in the growth rate of EPOGEN(R) sales as dialysis providers attempted to lower hematocrits by lowering or withholding EPOGEN(R) doses in order to avoid or minimize claim denials under the HCFA Policy Changes. However, in March 1998, HCFA announced the easing of restrictions on reimbursement that had been instituted under the HCFA Policy Changes. In June 1998, HCFA announced further revisions.

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

     NEUPOGEN(R) (Filgrastim)

     Worldwide NEUPOGEN(R) sales were $287.3 million and $819.1 million for the three and nine months ended September 30, 1998, respectively. These amounts represent increases of $19.4 million and $35 million, or 7% and 4%, respectively, over the same periods last year. The increase during the third quarter of 1998 is primarily the result of growth in demand within the U.S. cancer chemotherapy market, which includes the effect of higher prices, and to a lesser extent, higher international sales. The increase during the nine months ended September 30, 1998 is primarily due to an increase in demand within the U.S. market, which includes the effect of higher prices, and an increase in wholesaler inventories. Reported international sales decreased slightly during the nine month period as unfavorable foreign currency effects exceeded the increase in international sales volume. In addition, the Company believes that the use of protease inhibitors as a treatment for AIDS has reduced and may continue to reduce sales of NEUPOGEN(R) for off-label use as a supportive therapy in this setting. NEUPOGEN(R) is not approved or promoted for such use, except in Australia and Canada.

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

     The growth of the colony stimulating factor ("CSF") market in the European Union ("EU") in which NEUPOGEN(R) competes has remained flat, principally due to EU government pressures on physician prescribing practices in response to ongoing government initiatives to reduce health care expenditures. Experimental cancer trials in Italy that do not include the use of NEUPOGEN(R) have also adversely affected EU sales, although these trials have not been successful and are concluding. Additionally, the Company faces competition from another granulocyte CSF product. Amgen's CSF market share in the EU has remained relatively constant over the last several quarters, however, the Company does not expect the competitive intensity to subside in the near future.

     Other product sales

     INFERGEN(R) (Interferon alfacon-1) sales were $4.8 million and $10.1 million for the three and nine months ended September 30, 1998, respectively. INFERGEN(R) was launched in October 1997 for the treatment of chronic hepatitis C virus infection. There are treatments for this infection against which INFERGEN(R) competes, and the Company cannot predict the extent to which it will penetrate this market.

  Cost of sales

     Cost of sales as a percentage of product sales was 13.6% and 13.7% for the three and nine months ended September 30, 1998, respectively, compared with 13.4% and 13.5% for the same periods last year.

  Research and development

     During the three months ended September 30, 1998, research and development expenses decreased $6.6 million, or 4%, compared with the same period last year. This decrease is primarily due to lower product licensing costs and staff-related expenses partially offset by higher clinical and preclinical expenses. During the nine months ended September 30, 1998, research and development expenses increased $5.2 million, or 1%, compared with the same period last year. This increase is primarily due to higher clinical and preclinical expenses partially offset by lower product licensing costs and staff-related expenses. The decline in product licensing costs for the three and nine months ended September 30, 1998 is primarily due to a $15 million payment to Guilford Pharmaceuticals Inc. in the third quarter of 1997 pursuant to a licensing agreement.

  Marketing and selling/General and administrative

     Marketing and selling expenses increased $7 million, or 10%, during the three months ended September 30, 1998 compared with the same period last year. This increase is primarily due to higher U.S. marketing expenses and staff-related costs offset by lower European marketing costs and lower expenses related to the Johnson & Johnson arbitration. Marketing and selling expenses decreased $1.8 million, or 1%, during the nine months ended September 30, 1998 compared with the same period last year. This decline is primarily due to lower Johnson & Johnson arbitration and European marketing costs substantially offset by higher U.S. marketing and staff-related costs.

     General and administrative expenses increased $7.8 million and $13.7 million, or 17% and 10%, respectively, during the three and nine months ended September 30, 1998 compared with the same periods last year. These increases were primarily due to higher staff-related costs, occupancy expenses, and legal fees.

  Legal assessment

     During the third quarter of 1997, the Company recorded a pre-tax charge of $157 million relating to a spillover arbitration award to Johnson & Johnson. See Note 4 to the Condensed Consolidated Financial Statements - "Johnson & Johnson arbitrations".

  Income taxes

     The Company's effective tax rates for the three and nine months ended September 30, 1998 were 31.4% and 30.5%, respectively, compared with 5.1% and 24.7% for the same periods last year. The lower tax rates during the 1997 periods as compared with the 1998 periods are primarily the result of reduced pretax income due to the legal assessment recorded in the third quarter of 1997 (see "-Legal assessment") without a corresponding reduction in tax benefits related to Puerto Rican operations. In addition, the tax rates during the 1998 periods have increased as a result of higher pretax income in combination with a provision in the federal tax law which took effect in 1998 that caps tax benefits associated with the Company's Puerto Rico operations at the 1995 income level.

  Foreign currency transactions

     The Company has a program to manage certain portions of its exposure to fluctuations in foreign currency exchange rates arising from international operations. The Company generally hedges the receivables and payables with foreign currency forward contracts, which typically mature within one to three months. The Company uses foreign currency option contracts and forward contracts which generally expire within 12 months to hedge certain anticipated future sales and expenses. At September 30, 1998, outstanding foreign currency option and forward contracts totaled $48.9 million and $41.9 million, respectively.

  Year 2000

     The Year 2000 problem (the "Year 2000 Problem") results from computer programs and devices that do not differentiate between the year 1900 and the year 2000 because they were written using two digits rather than four to define the applicable year; accordingly, computer systems that have time-sensitive calculations may not properly recognize the year 2000. This could result in system failures or miscalculations causing disruptions of the Company's operations, including, without limitation, manufacturing, distribution, clinical development, research and other business activities. The Year 2000 Problem is likely to affect the Company's computer hardware, software, systems, devices, and applications and manufacturing equipment, including without limitation, its non-information technology systems (such as elevators, HVAC equipment, security systems and other equipment containing embedded technology such as microcontrollers) (collectively, "Computer Systems"). Amgen is not currently year 2000 compliant and its year 2000 assessment is not complete. Like many corporations, the Company does not have any previous experience with an issue like the Year 2000 Problem. The Year 2000 Problem potentially affects the Company across its world-wide locations and within substantially all its business activities. Although the Company believes it is developing an appropriate program to address the Year 2000 Problem, it cannot guarantee that its program will succeed or will be timely. The following is a discussion of the Company's year 2000 program.

     Amgen has conducted an initial review of its Computer Systems to identify those areas that could be affected by the Year 2000 Problem and has established a program to address year 2000 issues. The Company is evaluating its functional areas and site locations worldwide. Additionally, the Company has appointed a program manager for year 2000 compliance. The Company has identified the following four principal areas of potential Computer Systems exposure at Amgen to the Year 2000 Problem, in addition to supplier issues which are discussed elsewhere:

-    Process Control, Instruments, and Environmental Monitoring and Control
     Systems: these types of systems are used in the Company's manufacturing and clinical trial processes, among other operations. These generally are systems, devices and instruments which utilize date functionality and generate, send, receive or manipulate date-stamped data and signals. These systems may be found in data acquisition/processing software, laboratory instrumentation, and other equipment with embedded code, for example. These devices and instruments may be controlled by installed software, firmware or other embedded control algorithms.

- Network and System Services: these generally include telecommunications, local area networks, wide area networks, e-mail, video teleconferencing and electronic calendaring systems, for example.

- Custom and Business Applications: these generally are systems which the Company either wrote or for which the Company has purchased the source code, and applications which are not supported by an external vendor. These systems include applications developed or purchased by a functional area on computer systems located within Amgen's corporate departments and operated by departmental personnel, such as Amgen's core business systems (including accounting financial systems and sales operations systems), fund transfer systems and personnel management systems.

- Computer systems: these generally are desktop computers (PC's, MacIntosh) and server computer equipment (NT and UNIX), including, for example, system hardware, firmware, and installed commercial application software.

     Amgen has planned an inventory, business risk assessment, remediation, testing and implementation phase in these areas. The Company plans to test appropriate Computer Systems and implement them in their year 2000-compliant form following remediation. The Company has substantially completed the inventory phase. The business risk assessment phase has commenced and is expected to be substantially completed by November 30, 1998. The Company expects to have substantially completed the remediation, testing and implementation phases by March 30, 1999, May 31, 1999 and July 31, 1999, respectively. Year 2000 compliance testing of the Company's Computer Systems has commenced in some areas. Since the commencement of its year 2000 efforts, the Company has in the past missed some deadlines at various stages of developing and implementing its program. Some schedule slippage has been recovered and the Company is working to recover others, however. The Company is currently behind schedule in some projects. The Company cannot guarantee that it will meet internal or external deadlines for year 2000 compliance.

     The Company is using both internal and external resources to identify, correct/reprogram, and test its Computer Systems for year 2000 compliance. However, the Company cannot guarantee that these resources will be available at a reasonable cost or at all, due, in part, to competing demands for these resources. Further, while the Company plans to complete modifications of its business critical Computer Systems prior to the year 2000, if modifications of such business critical Computer Systems, or Computer Systems of Suppliers (as defined below) are not completed in a timely manner, the Year 2000 Problem could have a material adverse effect on the operations and financial position of the Company.

     The Company has begun to identify critical providers of information, goods and services ("Suppliers") in order to assess their year 2000 compliance/readiness. Suppliers will be prioritized based on business criticality and year 2000 surveys will be sent to them. The Company plans to have distributed such surveys by March 30, 1999, although some Suppliers have been contacted already. Although the Company cannot control the response time or rate of Suppliers to its surveys, the Company hopes to have assessed survey responses by May 31, 1999 and confirmed year 2000 readiness of selected Suppliers by July 31, 1999. The Company does not intend to contact entities that are not critical and cannot guarantee that such entities will be year 2000 compliant. The Company plans to visit selected Suppliers to confirm their year 2000 compliance. In some cases, the Company also plans to stock extra inventory and qualify alternate suppliers, although the Company cannot guarantee the availability of additional supplies or the year 2000 compliance of alternate suppliers. The failure of Suppliers to become year 2000 compliant on a timely basis, or at all, could have a material adverse effect on the Company. The

Company is also working to identify its key customers and to understand year 2000 exposure and compliance in that area. However, the Company believes that the failure of its key customers to become year 2000 compliant on a timely basis, or at all, could have a material adverse effect on the Company.

     The Company may also be affected by the failure of other third parties to be year 2000 compliant even though these third parties do not directly conduct business with Amgen. For example, the failure of state, federal and private payors or reimbursers to be year 2000 compliant and thus unable to make timely, proper or complete payments to sellers and users of the Company's products, could have a material adverse effect on the Company. The Government Accounting Office has stated that the Health Care Financing Administration, the principal federal reimburser for the Company's marketed products, may not become fully year 2000 compliant on a timely basis.

     The Company does not currently have a year 2000 contingency plan established. However, the Company is in the process of developing a "reasonably likely worst case year 2000 scenario" and identifying the principal risks to Amgen. Once such a scenario has been established the Company will develop a contingency plan. The Company anticipates finalizing a contingency plan by mid-1999 and implementing such plan in September 1999.

     As of November 4, 1998, total expenditures related to the Company's year 2000 program, including, without limitation, anticipated upgrades, remediation and new Computer Systems, are expected to range from $40 million to $60 million, approximately one-third of which is expected to be capital expenditures. However, these amounts are only estimates and are based on information currently available to the Company; the Company cannot guarantee that these amounts will be adequate to address the Company's year 2000 compliance needs. As of September 30, 1998, the Company estimates that it had incurred approximately $6 million in its year 2000 efforts, including without limitation, internal staff costs, outside consulting fees and Computer Systems upgrades.

     The statements set forth herein concerning the Year 2000 Problem which are not historical facts are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. There can be no guarantee that any estimates or other forward-looking statements will be achieved and actual results could differ significantly from those planned or contemplated. The Company plans to update the status of its year 2000 program as necessary in its periodic filings and in accordance with applicable securities laws.

Financial Outlook

     The Company expects a mid-teens sales growth rate for EPOGEN(R) in 1998.
In 1999, the Company expects EPOGEN(R) sales to grow at a double digit rate, though not as high as the 1998 growth rate. Although the Company believes that dialysis providers have increased doses primarily in response to the June HCFA Revisions and due to certain dialysis providers using hemoglobin measurements instead of hematocrit measurements (see, "Results of Operations - Product sales - EPOGEN(R) (Epoetin alfa)"), the timing and magnitude of EPOGEN(R) sales growth due to increases in dose is difficult to predict principally due to the timing and variety of dialysis providers' and fiscal intermediaries' reactions to the March HCFA Revisions and the June HCFA Revisions. The Company believes that increases in the U.S. dialysis patient population and dose will continue to grow EPOGEN(R) sales in the near term. Patients receiving treatment for end stage renal disease are covered primarily under medical programs provided by the federal government. Therefore, EPOGEN(R) sales may also be affected by future changes in reimbursement rates or a change in the basis for reimbursement by the federal government. The Office of the Inspector General's recommendation for a 10% reduction in the Medicare reimbursement rate for EPOGEN(R) was not included as part of the federal government's 1999 fiscal year budget approved by Congress. However, such a recommendation may be made again in the future.

     The Company expects a low to mid single digit sales growth rate for NEUPOGEN(R) in 1998 and expects the 1999 growth rate to be similar to or slightly higher than the 1998 growth rate. Future NEUPOGEN(R) (Filgrastim) sales growth is dependent primarily upon further penetration of existing markets, the timing and nature of additional indications for which the product may be approved and the effects of competitive products. Although not approved or promoted for use in Amgen's domestic or foreign markets, except for Australia and Canada, the Company believes that currently approximately 5% of its worldwide NEUPOGEN(R) sales are from off-label use as a supportive therapy to various AIDS treatments. Changes in AIDS therapies, including protease inhibitors that may be less myelosuppressive, are believed to have adversely affected and may continue to adversely affect such sales. NEUPOGEN(R) usage is expected to continue to be affected by cost containment pressures on health care providers worldwide. As a result of the factors discussed in "Results of Operations - Product sales - NEUPOGEN(R)" the Company believes that growth in the CSF market in the EU is likely to be flat year over year in 1998. In addition, reported NEUPOGEN(R) sales will continue to be affected by changes in foreign currency exchange rates and government budgets.

     Generally, in the U.S. the cost of drugs and biologicals administered to Medicare-eligible patients receiving outpatient services, such as chemotherapy infusion, is reimbursed under Medicare only if those drugs and biologicals qualify for coverage under Medicare Part B. Generally, drugs and biologicals that are "usually self-administered" are not covered by Medicare. However, Medicare does pay for some drugs and biologicals that are furnished incident to a physician's services. Currently, NEUPOGEN(R) is reimbursed by HCFA under Medicare Part B. HCFA has established broad Medicare coverage policies and, in some cases, interpretations of its policies. However, the Medicare program is administered by a local carrier (typically a private insurance organization that contracts with HCFA) in each state, which is overseen by a medical director under contract with HCFA. These carriers and medical directors have the authority to interpret Medicare reimbursement coverage policies.

The Company is aware that the medical directors in a few states have preliminarily considered that NEUPOGEN(R) should not be eligible for reimbursement under Medicare Part B principally because, in their opinions, it is "usually self-administered" when delivered subcutaneously. Although to date no local carrier has adopted guidelines or coverage policies that would exclude Medicare Part B coverage for NEUPOGEN(R), there can be no assurance that these or other carriers or HCFA will not in the future adopt interpretations or guidelines under Medicare Part B or otherwise, that exclude or limit reimbursement for NEUPOGEN(R). Any guidelines or policies that limit or eliminate reimbursement for NEUPOGEN(R) could adversely affect NEUPOGEN(R) sales.

     INFERGEN(R) (Interferon alfacon-1) was launched in October 1997 for the treatment of chronic hepatitis C virus infection. There are treatments for this infection against which INFERGEN(R) competes, and the Company cannot predict the extent to which it will penetrate this market. The Company is presently engaged in certain litigation related to INFERGEN(R), as described in "Part II, Item 1. Legal Proceedings - INFERGEN(R) litigation" in this quarterly report.

     The Company anticipates the growth rate for total product sales in 1998 to be very low double digits. In 1999, the growth rate for total product sales is expected to be in a range of high single to very low double digits. Cost of sales as a percentage of product sales for 1998 is expected to be slightly higher than for 1997. In 1999, cost of sales as a percentage of product sales is expected to be similar to 1998. Research and development expenses for 1998 are expected to be approximately $650 million. In 1999, research and development expenses as a percentage of product sales is expected to be slightly higher than in 1998. Marketing and selling expenses combined with general and administrative expenses are expected to grow at a low to mid single digit rate in 1998. In 1999, marketing and selling expenses combined with general and administrative expenses as a percentage of product sales is expected to be about the same as 1998. In October 1998, the federal research and experimentation tax credit (the "R&E credit") was reinstated retroactive to July 1, 1998 and expires June 30, 1999. This is expected to decrease the tax rate in the fourth quarter and result in an effective rate for 1998 of approximately 29.5%. In 1999, without further extension of the R&E credit, the tax rate is expected to be approximately 31%. For 1998, most analysts' earnings per share estimates are between $3.08 and $3.18. Including the benefit of the extension of the R&E credit for the second half of 1998, the Company expects earnings per share to be slightly above this range. For 1999, most analysts' earnings per share estimates are between $3.40 and $3.55. Including the benefit of the extension of the R&E credit through June 1999, but not including the potential extension for the second half of 1999, the Company is comfortable with this range. Estimates of future product sales, operating expenses, and earnings per share are necessarily speculative in nature and are difficult to predict with accuracy.

     Except for the historical information contained herein, the matters discussed herein are by their nature forward-looking. Investors are cautioned that forward-looking statements or projections made by the Company, including those made in this document, are subject to risks and uncertainties that may cause actual results to differ materially from those projected. Reference is made in particular to forward-looking statements regarding product sales, earnings per share and expenses. Amgen operates in a rapidly changing environment that involves a number of risks, some of which are beyond the Company's control. Future operating results and the Company's stock price may be affected by a number of factors, including, without limitation: (i) the results of preclinical and clinical trials; (ii) regulatory approvals of product candidates, new indications and manufacturing facilities; (iii) reimbursement for Amgen's products by governments and private payors; (iv) health care guidelines and policies relating to Amgen's products; (v) intellectual property matters (patents) and the results of litigation; (vi) competition; (vii) fluctuations in operating results and (viii) rapid growth of the Company. These factors and others are discussed herein and in the sections "Factors That May Affect Amgen" filed as exhibit 99 hereto and incorporated herein by reference.


Legal Matters

     The Company is engaged in arbitration proceedings with one of its licensees. For a discussion of these matters, see Note 4 to the Condensed Consolidated Financial Statements.


                          PART II - OTHER INFORMATION


Item 1.   LEGAL PROCEEDINGS

     The Company is engaged in arbitration proceedings with one of its licensees. For a complete discussion of these matters see Note 4 to the Condensed Consolidated Financial Statements, "Contingencies". Other legal proceedings are also reported in the Company's Form 10-K for the year ended December 31, 1997, with material developments since that report described in the Company's Form 10-Q for the quarters ended March 31, 1998 and June 30, 1998, and below. While it is not possible to predict accurately or to determine the eventual outcome of these matters, the Company believes that the outcome of these proceedings will not have a material adverse effect on the annual financial statements of the Company.

Securities litigation

     On August 7, 1998, two substantially related class action complaints were filed against the Company and certain of its current and former officers in the United States District Court for the Central District of California and in the California Superior Court for the County of Ventura. The actions were filed by the same law firm on behalf of different named plaintiffs. The respective plaintiff groups seek to represent the same class of investors who purchased Amgen common stock between January 23, 1997 and August 11, 1997 (the alleged "Class Period"). Both complaints allege that the market price of the Company's common stock was artificially inflated during the Class Period as a result of alleged misrepresentations made to the investing public. The complaints allege that Amgen and several of its senior executives issued false statements regarding:

(i) the demand for and sales growth of two of Amgen's products, EPOGEN(R) and NEUPOGEN(R); (ii) an arbitration proceeding between Amgen and Johnson & Johnson regarding entitlement to millions of dollars in "spillover" sales of EPOGEN(R); and (iii) Amgen's 1996 fourth quarter and 1997 first and second quarter results. The plaintiffs seek to recover damages on behalf of all purchasers of Amgen common stock during the Class Period. The Company has obtained a stay of the California state court action pending resolution of the federal action and has not yet responded in the federal action.

INFERGEN(R) litigation

     On December 3, 1996, Schering Corporation filed suit in the U.S. District Court for the District of Delaware (the "Delaware Court") against the Company alleging infringement of U.S. Patent No. 4,530,901 (the "`901 Patent") by the manufacture and use of INFERGEN(R). The complaint seeks unspecified damages and injunctive relief. Biogen has been added as a plaintiff in the Delaware action. On July 30, 1998, the Delaware Court entered an order construing the meaning of the claims of the `901 Patent. The Delaware Court limited the scope of the claims to include DNAs that encode only "an immature, fused, and/or incomplete form" of Interferon-alpha-1. On October 9, 1998, Schering's motion for re-argument of the Delaware Court's claim construction was denied. On October 30, 1998, Schering and Biogen filed a motion with the Delaware Court seeking entry of a judgment in favor of Amgen that Infergen(R) does not infringe the `901 Patent. Schering and Biogen indicated their intent to appeal the Delaware Court's claim construction to the Court of Appeals for the Federal Circuit. Schering's and Biogen's motion also seeks dismissal of Amgen's counterclaims as moot.

FoxMeyer Health Corporation

     On January 10, 1997, FoxMeyer Health Corporation, now known as Avatex Corporation ("Avatex"), filed suit (the "FoxMeyer Lawsuit") in the District Court of Dallas County, Dallas, Texas, alleging that defendant McKesson Corporation ("McKesson") defrauded Avatex, misused confidential information received from Avatex about subsidiaries of Avatex (FoxMeyer Corporation and FoxMeyer Drug Corporation, collectively the "FoxMeyer Subsidiaries"), and attempted to monopolize the market for pharmaceutical and health care product distribution by attempting to injure or destroy the FoxMeyer Subsidiaries. The Company is named as one of twelve "Manufacturer Defendants" alleged to have conspired with McKesson Corporation in doing, among other things, the above and
(i) inducing Avatex to refrain from seeking other suitable purchasers for the FoxMeyer Subsidiaries and (ii) causing Avatex to believe that McKesson was serious about purchasing Avatex's assets at fair value, when, in fact, McKesson was not. The Manufacturer Defendants and McKesson are also alleged to have intentionally and tortiously interfered with a number of business expectancies and opportunities. The complaint seeks from the Manufacturer Defendants and McKesson compensatory damages of at least $400 million and punitive damages in an unspecified amount, as well as Avatex's costs and attorney's fees. The Company has filed an answer denying Avatex's allegations. The matter has been transferred to the Federal Bankruptcy Court in

Dallas, Texas (the "Texas Bankruptcy Court"). McKesson and the Manufacturer Defendants have intervened in an action brought by the Chapter 7 trustee in the Federal Bankruptcy Court in Delaware (the "Delaware Bankruptcy Court") that seeks to enjoin the FoxMeyer Lawsuit and have moved for partial summary judgment in that proceeding, asserting that Avatex is not the owner of the alleged causes of action; the interim Delaware bankruptcy judge has denied this motion with prejudice. McKesson and the Manufacturer Defendants have moved for summary judgment in the Delaware Bankruptcy Court to preclude Avatex and the Chapter 7 trustee from litigating in Delaware the claims brought in the Texas Bankruptcy Court; this motion is under advisement. The Avatex antitrust counts have been dismissed with prejudice as to Avatex; at this time the trustee has not determined whether it will seek to reassert those counts or any of the additional counts in the FoxMeyer Lawsuit. Although the Texas Bankruptcy Court has a motion to remand under consideration, it has established a pretrial schedule under which discovery has commenced. Counsel must certify ready for trial by September 13, 1999.

Johnson & Johnson arbitrations

The Company is engaged in arbitration proceedings with one of its licensees. See Note 4 to the Condensed Consolidated Financial Statements, "Contingencies - Johnson & Johnson arbitrations".


Item 5.   Other Information

     The Company's 1999 Annual Meeting of Stockholders (the "Annual Meeting") will be held on May 4, 1999.

     Stockholders interested in presenting a proposal for consideration at the Company's Annual Meeting may do so by following the procedures prescribed in Rule 14a-8 of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and the Company's Amended and Restated Bylaws (the "Bylaws"). The Company's Bylaws provide that stockholders desiring to nominate persons for election to the Board of Directors or to bring any other business before the stockholders at the Annual Meeting must notify the Secretary of the Company thereof in writing and such notice must be delivered to or received by the Secretary no later than 90 days prior to the Annual Meeting, or, no later than February 3, 1999. The Bylaws also contain other requirements as to the contents of such notice which are discussed in the Company's 1998 proxy statement and in the Bylaws, a copy of which are filed as an exhibit to this Form 10-Q. Additionally, to be eligible for inclusion in the Company's 1999 proxy statement, stockholder proposals must be received by the Company's Secretary no later than December 4, 1998. While the Board of Directors will consider stockholder proposals, the Company however reserves the right to omit from the 1999 proxy statement stockholder proposals that it is not required to include under the Exchange Act, including Rule 14a-8 thereunder.

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



Date:     11/13/98                    By:/s/Kathryn E. Falberg
------------------                    ------------------------------------
                                         Kathryn E. Falberg
                                         Vice President, Finance,
                                         Chief Financial Officer and
                                         Chief Accounting Officer

                                   AMGEN INC.


                               INDEX TO EXHIBITS


Exhibit No.                      Description
   3.1      Restated Certificate of Incorporation as amended. (17)
   3.2*     Amended and Restated Bylaws.
   4.1      Indenture dated January 1, 1992 between the Company and Citibank
            N.A., as trustee. (8)
   4.2      First Supplement to Indenture, dated February 26, 1997 between the
            Company and Citibank N.A., as trustee. (14)
   4.3      Officer's Certificate pursuant to Sections 2.1 and 2.3 of the
            Indenture, as supplemented, establishing a series of securities
            "8-1/8% Debentures due April 1, 2097." (16)
   4.4      8-1/8% Debentures due April 1, 2097. (16)
   4.5      Form of stock certificate for the common stock, par value $.0001 of the Company. (17)
   4.6      Officer's Certificate pursuant to Sections 2.1 and 2.3 of the
            Indenture, dated as of January 1, 1992, as supplemented by the First supplemental Indenture, dated as of February 26, 1997, each between the Company and Citibank, N.A., as Trustee, establishing a series of securities entitled "6.50% Notes Due December 1, 2007". (20)
   4.7      6.50% Notes Due December 1, 2007 described in Exhibit 4.7. (20)
   4.8      Corporate Commercial Paper - Master Note between and among Amgen
            Inc., as Issuer, Cede & Co., as nominee of The Depository Trust
            Company and Citibank, N.A. as Paying Agent. (23)
   10.1*    Company's Amended and Restated 1991 Equity Incentive Plan.
   10.2     Company's Amended and Restated 1984 Stock Option Plan. (12)
   10.3     Shareholder's Agreement of Kirin-Amgen, Inc., dated May 11, 1984, between the Company and Kirin Brewery Company, Limited (with certain confidential information deleted therefrom). (1)
   10.4     Amendment Nos. 1, 2, and 3, dated March 19, 1985, July 29, 1985 and
            December 19, 1985, respectively, to the Shareholder's Agreement of
            Kirin-Amgen, Inc., dated May 11, 1984 (with certain confidential information deleted therefrom). (3)
   10.5     Product License Agreement, dated September 30, 1985, and Technology
            License Agreement, dated, September 30, 1985 between the Company and
            Ortho Pharmaceutical Corporation (with certain confidential information deleted therefrom). (2)
   10.6     Product License Agreement, dated September 30, 1985, and Technology
            License Agreement, dated September 30, 1985 between Kirin-Amgen,
            Inc. and Ortho Pharmaceutical

            Corporation (with certain confidential information deleted therefrom). (3)
   10.7     Company's Amended and Restated Employee Stock Purchase Plan. (12)
   10.8     Research, Development Technology Disclosure and License Agreement
            PPO, dated January 20, 1986, by and between the Company and Kirin
            Brewery Co., Ltd. (4)
   10.9     Amendment Nos. 4 and 5, dated October 16, 1986 (effective July 1,
            1986) and December 6, 1986 (effective July 1, 1986), respectively, to the Shareholders Agreement of Kirin-Amgen, Inc. dated May 11,
            1984 (with certain confidential information deleted therefrom). (5)
   10.10    Assignment and License Agreement, dated October 16, 1986, between the Company and Kirin-Amgen, Inc. (with certain confidential information deleted therefrom). (5)
   10.11    G-CSF European License Agreement, dated December 30, 1986, between
            Kirin-Amgen, Inc. and the Company (with certain confidential information deleted therefrom). (5)
   10.12    Research and Development Technology Disclosure and License
            Agreement: GM-CSF, dated March 31, 1987, between Kirin Brewery
            Company, Limited and the Company (with certain confidential information deleted therefrom). (5)
   10.13    Company's Amended and Restated 1988 Stock Option Plan. (12)
   10.14    Company's Amended and Restated Retirement and Savings Plan. (12)
   10.15    Amendment, dated June 30, 1988, to Research, Development, Technology
            Disclosure and License Agreement: GM-CSF dated March 31, 1987, between Kirin Brewery Company, Limited and the Company. (6)
   10.16    Agreement on G-CSF in Certain European Countries, dated January 1,
            1989, between Amgen Inc. and F. Hoffmann-La Roche & Co. Limited
            Company (with certain confidential information deleted therefrom).
            (7)
   10.17    Partnership Purchase Agreement, dated March 12, 1993, between the
            Company, Amgen Clinical Partners, L.P., Amgen Development
            Corporation, the Class A limited partners and the Class B limited partner. (9)
   10.18    Amgen Inc. Supplemental Retirement Plan (As Amended and Restated
            Effective January 1, 1998). (23)
   10.19    Promissory Note of Mr. Kevin W. Sharer, dated June 4, 1993. (10)
   10.20    Amgen Performance Based Management Incentive Plan. (15)
   10.21    Credit Agreement, dated as of May 28, 1998, among Amgen Inc., the
            Borrowing Subsidiaries named therein, the Banks named therein,
            Citibank, N.A., as Issuing Bank, and Citicorp USA, Inc., as
            Administrative Agent. (24)
   10.22    Promissory Note of Mr. George A. Vandeman, dated December 15, 1995.
            (11)
   10.23    Promissory Note of Mr. George A. Vandeman, dated December 15, 1995.
            (11)
   10.24    Promissory Note of Mr. Stan Benson, dated March 19, 1996. (11)
   10.25    Amendment No. 1 to the Company's Amended and Restated Retirement and
            Savings Plan. (12)

   10.26    Amendment Number 5 to the Company's Amended and Restated Retirement
            and Savings Plan dated January 1, 1993. (15)
   10.27    Amendment Number 2 to the Company's Amended and Restated Retirement
            and Savings Plan dated April 1, 1996. (15)
   10.28    Fourth Amendment to Rights Agreement, dated February 18, 1997 between Amgen Inc. and American Stock Transfer and Trust Company,
            Rights Agent. (13)
   10.29    Preferred Share Rights Agreement, dated February 18, 1997, between
            Amgen Inc. and American Stock Transfer and Trust Company, Rights
            Agent. (13)
   10.30    Consulting Agreement, dated November 15, 1996, between the Company and Daniel Vapnek. (15)
   10.31    Agreement, dated May 30, 1995, between the Company and George A.
            Vandeman. (15)
   10.32    First Amendment, effective January 1, 1998, to the Company's Amended and Restated Employee Stock Purchase Plan. (18)
   10.33    Third Amendment, effective January 1, 1997, to the Company's Amended and Restated Retirement and Savings Plan dated April 1, 1996. (18)
   10.34    Heads of Agreement dated April 10, 1997, between the Company and
            Kirin Amgen, Inc., on the one hand, and F. Hoffmann-La Roche Ltd, on the other hand (with certain confidential information deleted therefrom). (18)
   10.35    Binding Term Sheet, dated August 20, 1997, between Guilford
            Pharmaceuticals Inc. ("Guilford") and GPI NIL Holdings, Inc., and
            Amgen Inc. (with certain confidential information deleted
            therefrom). (19)
   10.36    Promissory Note of Ms. Kathryn E. Falberg, dated April 7, 1995. (21)
   10.37    Promissory Note of Mr. Edward F. Garnett, dated July 18, 1997. (21)
   10.38    Fourth Amendment to the Company's Amended and Restated Retirement
            and Savings Plan as amended and restated effective April 1, 1996.
            (21)
   10.39    Fifth Amendment to the Company's Amended and Restated Retirement and
            Savings Plan as amended and restated effective April 1, 1996. (21)
   10.40    Company's Amended and Restated 1987 Directors' Stock Option Plan.
            (15)
   10.41    Amended and Restated Agreement on G-CSF in the EU between Amgen Inc.
            and F. Hoffmann-La Roche Ltd (with certain confidential information deleted therefrom). (23)
   10.42    Collaboration and License Agreement, dated December 15, 1997, between the Company, GPI NIL Holdings, Inc. and Guilford
            Pharmaceuticals Inc. ("Guilford") (with certain confidential information deleted therefrom). (22)
   27*      Financial Data Schedule.
   99*      Sections appearing under the heading "Factors That May Affect
            Amgen."

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

(21) Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1997 on March 24, 1998 and incorporated herein by reference.
(22) Filed as Exhibit 10.40 to the Guilford Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.
(23) Filed as an exhibit to the Form 10-Q for the quarter ended March 31, 1998 on May 13, 1998 and incorporated herein by reference.
(24) Filed as an exhibit to the Form 10-Q for the quarter ended June 30, 1998 on August 14, 1998 and incorporated herein by reference.