Form 10-K
period 1998-12-31
AMGEN INC
filed 1999-03-16
CIK 318154

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549

                               ---------------

                                   FORM 10-K

(Mark One)
[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
   OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended December 31, 1998

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
   OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number 0-12477

                               ---------------

                                  AMGEN INC.
            (Exact name of registrant as specified in its charter)

                 Delaware                                      95-3540776
      (State or other jurisdiction of                       (I.R.S. Employer
      incorporation or organization)                       Identification No.)

         One Amgen Center Drive, Thousand Oaks, California 91320-1799
              (Address of principal executive offices) (Zip Code)

                                 805-447-1000
             (Registrant's telephone number, including area code)

                               ---------------

          Securities registered pursuant to Section 12(g) of the Act:

       Common stock, $.0001 par value, preferred share purchase rights,
                     Contractual contingent payment rights
                               (Title of class)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The approximate aggregate market value of voting and non-voting stock held by non-affiliates of the registrant was $28,199,071,000 as of February 17, 1999 (A)

                                512,103,598 (B)
    (Number of shares of common stock outstanding as of February 17, 1999)

                     DOCUMENTS INCORPORATED BY REFERENCE:

                                                                       Form 10-K
     Document                                                            Parts
     --------                                                          ---------
     Definitive 1999 Proxy Statement, to be filed within
      120 days of December 31, 1998 (specified portions)..............    III

-------
(A) Excludes 51,710,608 shares of common stock held by directors and officers, and any stockholders whose ownership exceeds five percent of the shares outstanding, at February 17, 1999. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, directly or indirectly, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

(B) All share numbers have been retroactively adjusted to reflect a two-for-one split of the common stock effected in the form of a 100% stock dividend.
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                     PART I

Item 1. BUSINESS

Overview

   Amgen Inc. ("Amgen" or the "Company") is a global biotechnology company that discovers, develops, manufactures and markets human therapeutics based on advances in cellular and molecular biology.

   The Company manufactures and markets three human therapeutic products, EPOGEN(R) (Epoetin alfa), NEUPOGEN(R) (Filgrastim) and INFERGEN(R) (Interferon alfacon-1). EPOGEN(R) stimulates the production of red blood cells and is marketed by Amgen in the United States for the treatment of anemia associated with chronic renal failure in patients on dialysis. NEUPOGEN(R) selectively stimulates the production of neutrophils, one type of white blood cell. The Company markets NEUPOGEN(R) in the United States, countries of the European Union ("EU"), Canada and Australia for use in decreasing the incidence of infection in patients undergoing myelosuppressive chemotherapy. In addition, NEUPOGEN(R) is marketed in most of these countries for use in reducing the duration of neutropenia for patients undergoing myeloablative therapy followed by bone marrow transplantation, for reducing symptoms in patients with severe chronic neutropenia, for supporting peripheral blood progenitor cell ("PBPC") transplants and for reducing the recovery time of neutrophils and the duration of fever following chemotherapy treatment in patients being treated for acute myelogenous leukemia ("AML"). NEUPOGEN(R) is also marketed in Australia and Canada for use in treating neutropenia in HIV patients receiving antiviral and/or other myelosuppressive medications. INFERGEN(R) is a non-naturally occurring type-1 interferon which stimulates the immune system to fight viral infections and is indicated for the treatment of chronic hepatitis C viral infection.

   The Company focuses its research efforts on secreted protein and small molecule human therapeutics, with particular emphasis on neuroscience and cancer. It concentrates its development efforts on human therapeutics in the areas of hematology, cancer, infectious disease, endocrinology, neurobiology and inflammation (see "--Product Candidates"). The Company has research facilities in the United States and Canada and has clinical development staff in the United States, the EU, Canada, Australia, Japan, Hong Kong and the People's Republic of China. In addition to internal research and development efforts, the Company has established external research collaborations and has acquired certain product and technology rights.

   Amgen operates commercial manufacturing facilities located in the United States, Puerto Rico and The Netherlands. A sales and marketing force is maintained in the United States, Europe, Canada and Australia. In addition, Amgen has entered into licensing and co-promotion agreements to market EPOGEN(R), NEUPOGEN(R) and INFERGEN(R) in certain geographic areas.

   The Company was incorporated in California in 1980 and was merged into a Delaware corporation in 1987. Amgen's principal executive offices are located at One Amgen Center Drive, Thousand Oaks, California 91320-1799.

Products

 Recombinant human erythropoietin

   EPOGEN(R) (proper name--Epoetin alfa) is Amgen's registered trademark for its recombinant human erythropoietin product, a protein that stimulates red blood cell production. Red blood cells transport oxygen to all cells of the body. Without adequate amounts of erythropoietin, the red blood cell count is reduced, thereby diminishing the ability of the blood to deliver sufficient amounts of oxygen to the body, resulting in anemia. People with chronic renal failure suffer from anemia because they do not produce sufficient amounts of erythropoietin, which is normally produced in healthy kidneys. EPOGEN(R) is effective in the treatment of anemia associated with chronic renal failure for patients on dialysis and is indicated to elevate or maintain the red blood cell level (as determined by hematocrit or hemoglobin measurements) and to decrease the need for blood transfusions in these patients.

   In the United States, Amgen was granted rights to market recombinant human erythropoietin under a licensing agreement with Kirin-Amgen, Inc. ("Kirin-Amgen"), a joint venture between Kirin Brewery Company, Limited ("Kirin") and Amgen (see "Joint Ventures and Business Relationships--Kirin Brewery Company, Limited"). The Company began selling EPOGEN(R) in 1989 when the U.S. Food and Drug Administration ("FDA") approved its use in the treatment of anemia associated with chronic renal failure.

   The Company has retained exclusive rights to market EPOGEN(R) in the United States for dialysis patients. Amgen has granted Ortho Pharmaceutical Corporation (which has assigned its rights under the Product License Agreement to Ortho Biotech, Inc.), a subsidiary of Johnson & Johnson, hereafter referred to as "Johnson & Johnson", a license to pursue commercialization of recombinant human erythropoietin as a human therapeutic in the United States in all markets other than dialysis. Johnson & Johnson markets its recombinant human erythropoietin product under the trademark PROCRIT(R) in the United States. See
Note 1 to the Consolidated Financial Statements, "Summary of significant accounting policies--Product sales" and Note 4 to the Consolidated Financial Statements, "Contingencies--Johnson & Johnson arbitrations". In countries other than the United States, the People's Republic of China and Japan, Johnson & Johnson was granted rights to pursue the commercialization of erythropoietin as a human therapeutic under a licensing agreement with Kirin-Amgen. Affiliates of Johnson & Johnson manufacture and market erythropoietin under the trademark EPREX(R) in several countries. See "Joint Ventures and Business Relationships-- Johnson & Johnson".

   In Japan and the People's Republic of China, Kirin was granted rights to market recombinant human erythropoietin under a licensing agreement with Kirin-Amgen (see "Joint Ventures and Business Relationships--Kirin Brewery Company, Limited"). Kirin manufactures and markets its recombinant human erythropoietin product under the trademark ESPO(R).

   For EPOGEN(R) sales information for the years ended December 31, 1998, 1997 and 1996, see Note 10 to the Consolidated Financial Statements.

 Recombinant human methionyl granulocyte colony stimulating factor

   NEUPOGEN(R) (proper name--Filgrastim) is Amgen's registered trademark for its recombinant human methionyl granulocyte colony stimulating factor ("G-CSF"), a protein that selectively stimulates production of certain white blood cells known as neutrophils. Neutrophils are the body's first defense against infection. Treatments for various diseases and diseases themselves can result in extremely low numbers of neutrophils, a condition called neutropenia. Myelosuppressive chemotherapy, one treatment option for individuals with cancer, targets cell types which grow rapidly, such as tumor cells, neutrophils and other types of blood cells. Providing NEUPOGEN(R) as an adjunct to myelosuppressive chemotherapy can reduce the duration of neutropenia and thereby reduce the potential for infection.

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

   In the United States, NEUPOGEN(R) was initially indicated to decrease the incidence of infection as manifested by febrile neutropenia for patients with non-myeloid malignancies undergoing myelosuppressive chemotherapy. Subsequently, the FDA approved NEUPOGEN(R) for three additional indications:
(1) to reduce
the duration of neutropenia for patients with non-myeloid malignancies undergoing myeloablative therapy followed by bone marrow transplantation; (2) to reduce the incidence and duration of neutropenia-related consequences in symptomatic patients with congenital neutropenia, cyclic neutropenia or idiopathic neutropenia (collectively, severe chronic neutropenia) and (3) for use in mobilization of PBPC for stem cell transplantation. In the EU, Canada and Australia, NEUPOGEN(R) is marketed for these same four indications. Also, regulatory authorities in Australia and Canada approved NEUPOGEN(R) to treat neutropenia in HIV patients receiving antiviral and/or other myelosuppressive medications.

   In 1998, NEUPOGEN(R) was additionally approved for reducing the recovery time of neutrophils and the duration of fever following chemotherapy treatment in patients being treated for AML by the FDA, the Committee for Proprietary Medicinal Products (the regulatory body for the EU) and the Canadian regulatory authority. The Company had received a similar approval in Australia in July 1997.

   The Company is pursuing additional indications with NEUPOGEN(R). A trial for the treatment of neutropenia in HIV infected patients was completed and a supplemental licensing application for approval of this indication was submitted to the FDA in 1996. The FDA has raised concerns about whether this submission is approvable; the Company is in discussions with the FDA and cannot predict the outcome of these discussions.

   In March 1996, NEUPOGEN(R) was approved for use in the United Kingdom (the "UK") as a supportive therapy to treat neutropenia in people with advanced HIV infection. The initial submission to the UK was made as part of the EU mutual recognition procedure that enables companies to seek approvals in other EU countries. Due to the completion of a randomized trial in 1996 that served as the basis for an FDA submission in this indication, the Company decided to supplement the original filing in Europe by submitting these additional data. To facilitate this procedure, it was necessary for the Company to request in February 1997 the withdrawal of the original approval in the UK. In December 1998, the Company resubmitted this application.

   The Company is also continuing to investigate the potential benefits of NEUPOGEN(R) for patients with severe pneumonia. In January 1999, the Company announced that the phase 3 study of NEUPOGEN(R) in treating pneumonia with severe sepsis did not demonstrate a statistically significant benefit in reducing mortality. A phase 3 study in patients with multi-lobar pneumonia is ongoing. In addition, clinical trials investigating NEUPOGEN(R) as an adjunct to dose-intensified chemotherapy in patients with various tumor types are ongoing.

   The Company began selling NEUPOGEN(R) in the United States in February 1991 pursuant to a licensing agreement with Kirin-Amgen. Kirin markets GRAN(R), its G-CSF product, in Japan, the People's Republic of China, Taiwan and Korea under licensing agreements with Kirin-Amgen (see "Joint Ventures and Business Relationships--Kirin Brewery Company, Limited"). In the EU, NEUPOGEN(R) is commercialized by Amgen and F. Hoffmann-La Roche Ltd ("Roche") under a co-promotion agreement (see "Joint Ventures and Business Relationships--F. Hoffmann-La Roche Ltd"). In geographic areas of the world other than those above, Roche markets NEUPOGEN(R) under licenses from Amgen and Kirin-Amgen (see "Joint Ventures and Business Relationships--Kirin Brewery Company, Limited" and "Joint Ventures and Business Relationships--F. Hoffmann-La Roche Ltd").

   For NEUPOGEN(R) sales information for the years ended December 31, 1998, 1997 and 1996, see Note 10 to the Consolidated Financial Statements.

 Other products

   INFERGEN(R) (proper name--Interferon alfacon-1) is Amgen's registered trademark for its recombinant consensus interferon, a non-naturally occurring protein that combines structural features of many interferon sub-types. Interferons are natural proteins produced by the body which stimulate the immune system to fight viral infections. Hepatitis C viral infection is a potentially deadly disease that, if not treated, may lead to cirrhosis and hepatocellular carcinoma, or liver cancer.

   The Company began selling INFERGEN(R) in the United States in October 1997. Amgen markets INFERGEN(R) for the 24-week treatment of chronic hepatitis C viral infection. The 24-week treatment includes newly diagnosed hepatitis C virus patients as well as patients whose prior treatment with interferon failed and are candidates for subsequent treatment. Results from a 48-week retreatment trial with INFERGEN(R) were submitted in August 1997 and remain under review by the FDA. Retreatment is an important part of interferon therapy since many hepatitis C virus patients fail initial treatment with interferon therapies.

   In August 1996, Amgen filed a license application with Canadian regulatory authorities requesting clearance for marketing INFERGEN(R) for the treatment of chronic hepatitis C viral infection. Due to the completion of an additional randomized trial subsequent to this filing, the Company decided to amend the original filing in Canada by submitting these additional data. To facilitate this procedure, it was necessary for the Company to request in November 1997 the withdrawal of the original filing. In December 1997, the Company resubmitted this application.

   In 1996, Amgen licensed to Yamanouchi Pharmaceutical Co., Ltd. of Tokyo ("Yamanouchi") the rights to develop, manufacture and commercialize Interferon alfacon-1 for all indications around the world except in the United States and Canada. Yamanouchi granted rights to the Company to co-develop and market Interferon alfacon-1 in Japan, the People's Republic of China, Hong Kong and Taiwan (see "Joint Ventures and Business Relationships--Yamanouchi Pharmaceutical Co., Ltd.").

Product Candidates

   The Company focuses its research efforts on secreted protein and small molecule human therapeutics, with particular emphasis on neuroscience and cancer. It concentrates its development efforts on human therapeutics in the areas of hematology, cancer, infectious disease, endocrinology, neurobiology and inflammation (see "Factors That May Affect Amgen--Product development").

 Hematology/Cancer/Infectious disease

   Hematopoietic growth factors are proteins which influence growth, migration and maturation of certain types of blood cells. STEMGEN(R) (proper name-- Ancestim), one of the Company's hematopoietic growth factors, has been shown to influence the production, mobilization and maturation of progenitor cells. Human clinical trials have been completed which investigated the utility of STEMGEN(R) in combination with NEUPOGEN(R) for improved mobilization of progenitor cells prior to PBPC transplantation in patients with breast cancer. In July 1998, the Biologic Response Modifier's Advisory Committee to the FDA voted to recommend approval of STEMGEN(R). The FDA has raised concerns about whether this submission is approvable; the Company is in discussions with the FDA and cannot predict the outcome of these discussions. The Company expects to launch STEMGEN(R) if approved by regulatory authorities. The Company is also investigating the potential benefits of STEMGEN(R) for patients with aplastic anemia in a phase 1/2 study.

   The Company is developing a sustained duration version of G-CSF called SD/01. While NEUPOGEN(R) is indicated to reduce the duration and severity of neutropenia, appropriate doses must be administered in a timely manner to be most effective. SD/01 is being developed to provide for less frequent dosing, possibly once-per-cycle of chemotherapy, and thereby potentially improve compliance, patient satisfaction and clinical outcome. SD/01 is in phase 2 clinical trials for treating the duration and severity of neutropenia when administered once-per-cycle of chemotherapy.

   Another hematopoietic growth factor in development at Amgen is Novel Erythropoiesis Stimulating Protein ("NESP"). Preliminary data from phase 2 clinical trials suggest that NESP may permit less frequent dosing than Epoetin alfa in the treatment of anemia in dialysis patients with chronic renal failure. The

Company is in phase 3 clinical trials with NESP in treating anemia in dialysis patients with chronic renal failure. NESP is also in phase 2 studies with pre-dialysis patients for the treatment of anemia. Additionally, the Company plans to pursue a clinical development program for NESP in oncology. The Company has entered into an agreement with Kirin to jointly develop NESP through its joint venture, Kirin-Amgen (see "Joint Ventures and Business Relationships--Kirin Brewery Company, Limited" and Note 4 to the Consolidated Financial Statements, "Contingencies--Johnson & Johnson arbitrations").

   In 1998, the Company announced that it had discontinued development of its novel platelet growth factor, Megakaryocyte Growth and Development Factor ("MGDF"). In August 1998, the Company announced that several people participating in platelet donation trials had developed low platelet counts and neutralizing antibodies. As a consequence, Amgen discontinued platelet donation clinical trials. In September 1998, the Company announced that it was discontinuing all development of MGDF due to evidence of neutralizing antibodies in a few patients participating in cancer clinical trials and in additional people in the previously discontinued platelet donor clinical trials.

   Soft tissue growth factors are believed to play a role in accelerating or improving tissue regeneration and wound healing. In some cases, these agents may also protect tissues from injuries such as those associated with irradiation and chemotherapy. Mucositis is a side effect often experienced by patients undergoing radiation therapy and chemotherapy and is characterized as the irritation or ulceration of the lining of the gastrointestinal tract. Amgen currently is conducting research with Keratinocyte Growth Factor ("KGF") as a treatment for mucositis. Phase 2 clinical studies of KGF in cancer patients suffering from mucositis are ongoing.

 Endocrinology/Neurobiology

   The Company has discovery programs in endocrinology and neurological disorders. In the area of endocrinology, the Company is currently developing leptin. Leptin is the protein produced by the obesity gene. Leptin is made in fat cells and is believed to help regulate the amount of fat stored by the body. This protein has been shown in some preclinical animal models to produce a reduction in body weight and body fat. The Rockefeller University granted to the Company an exclusive license which allows the Company to develop products based on the obesity gene in 1995. In 1996, Amgen commenced clinical trials with leptin and in June 1997, announced that early, preliminary data suggested that there was a dose range at which leptin had an acceptable safety profile and induced weight loss. In June 1998, data from a phase 1 study investigating treatment with recombinant human (native) leptin in normal and obese subjects demonstrated that leptin caused weight loss in some, but not all, subjects. In September 1998, additional data were presented demonstrating that the weight loss was predominantly due to loss of fat and not lean tissue. In October 1998, the Company announced the results of an interim analysis of preliminary three-month clinical data from two phase 2 studies. This analysis revealed that there was no statistically significant difference in weight loss between native leptin and placebo for the study population as a whole. The Company did identify a commercially attractive subset of patients that achieved significant weight loss and announced plans to conduct an additional phase 2 study to confirm these results. Amgen additionally has a license agreement with Progenitor, Inc. which grants the Company certain exclusive rights for the development and commercialization of products using Progenitor's leptin receptor technology.

   Second generation leptin molecules are being developed to address issues surrounding leptin's low solubility. One of these second generation molecules is currently in a phase 2 study in obese patients.

   Ongoing clinical trials are evaluating the effect of native leptin in patients with non-insulin dependent (type II) diabetes. Leptin is being evaluated in combination with sulfonylurea in a phase 2 study involving type II diabetic patients. In addition, leptin is being evaluated as a mono-therapy in a second phase 2 study involving type II diabetic patients.

   Another focus of the Company's effort in endocrinology is in the area of hyperparathyroidism ("HPT"). Primary HPT is a disorder that causes excessive secretion of parathyroid hormone from the parathyroid gland, leading to elevated serum calcium, called hypercalcemia. This disorder currently lacks effective treatment other than surgery. Secondary HPT is commonly seen as a result of kidney failure, affecting a majority of dialysis patients. Symptoms of HPT include bone loss, muscle weakness, depression and forgetfulness. The Company has entered into a license agreement with NPS Pharmaceuticals, Inc. ("NPS") for Amgen to develop and commercialize NPS's calcimimetic small molecules based on NPS's proprietary calcium receptor technology for the treatment of HPT. In 1997, Amgen completed a clinical trial in secondary HPT with the initial calcimimetic product candidate, R-568. As a result of more favorable metabolic and kinetic profiles, a second generation calcimimetic compound was selected for clinical evaluation. The Company is in separate phase 2 studies for primary and secondary HPT with this second generation calcimimetic compound.

   An early candidate to emerge from the Company's genomics program is Osteoprotegerin ("OPG"). OPG is implicated in the regulation of bone mass. Bone mass is maintained in the body by the regulation of the competing activities of bone-forming cells (osteoblasts) and bone resorbing cells (osteoclasts). Cancer metastasis to bone causes bone destruction, leading to fractures and bone pain, which are two of the most common and debilitating complications of cancer. OPG has been shown to inhibit the osteoclast-mediated bone destruction induced by invading cancer cells. Low bone mass is thought to be a result of bone breaking down more quickly than it is formed. Osteoporosis is characterized by low bone mass leading to fragile bones and increased susceptibility to fractures. In September 1998, the Company announced that a phase 1 study of OPG in healthy post-menopausal women had been initiated.

   Neurotrophic factors are proteins which play a role in nerve cell protection and regeneration and which may therefore be useful in treating a variety of neurological disorders, including neurodegenerative diseases of the central and peripheral nervous systems, nerve injury and trauma. Glial cell-line derived neurotrophic factor ("GDNF") is in clinical studies for possible use in the treatment of Parkinson's disease. GDNF was added to the Company's neurobiology research program through the acquisition of Synergen, Inc. ("Synergen") (see "Joint Ventures and Business Relationships--Other business relationships"). A phase 1/2 clinical study in patients with Parkinson's disease is ongoing.

   Human clinical testing of brain-derived neurotrophic factor ("BDNF"), is currently being conducted in collaboration with Regeneron Pharmaceuticals, Inc. ("Regeneron") (see "Joint Ventures and Business Relationships--Regeneron Pharmaceuticals, Inc."). In January 1997, Amgen announced that a phase 3 clinical trial investigating subcutaneous delivery of BDNF for the treatment of patients with amyotrophic lateral sclerosis ("ALS") did not demonstrate clinical efficacy in the endpoints measured in patients with this disease. Regeneron continues to investigate subcutaneous administration of BDNF in ALS patients on behalf of the collaboration with the Company. Amgen is currently conducting a phase 2 clinical trial investigating intrathecal delivery of BDNF in patients with ALS.

   On behalf of the collaboration with the Company, Regeneron is conducting a number of small clinical studies with Neurotrophin-3 ("NT-3"). During 1997, Amgen announced the collaboration will not pursue additional trials of NT-3 in diabetic neuropathy or chemotherapy-induced neuropathy because initial results were not sufficiently promising.

   In 1997, Amgen acquired the rights from Guilford Pharmaceuticals Inc. ("Guilford") for a novel class of small molecule, orally-active, neurotrophic agents called neuroimmunophilin compounds (see "Joint Ventures and Business Relationships--Other business relationships"). The neuroimmunophilin compounds are being developed to promote nerve regeneration and repair in neurodegenerative disorders. In preclinical models, neuroimmunophilin compounds have been shown to promote recovery in models of nerve injury and Parkinson's disease. Amgen has commenced preclinical studies and it is likely that the first disease targeted for study in humans will be Parkinson's disease.

 Inflammation

   The inflammatory response is essential for defense against harmful micro-organisms and for the repair of damaged tissues. The failure of the body's control mechanisms regulating inflammatory response occurs in conditions such as rheumatoid arthritis, acute respiratory distress syndrome and asthma. Tumor necrosis factor binding protein ("TNFbp") and interleukin-1 receptor antagonist ("IL-1ra") were two product candidates added to the Company's inflammation research program through the acquisition of Synergen (see "Joint Ventures and Business Relationships--Other business relationships").

   A human clinical trial for TNFbp was completed for possible use in the treatment of rheumatoid arthritis. Because of potential issues with immunogenicity, a second generation molecule, soluble tumor necrosis factor-receptor I ("sTNF-RI"), was developed, and the Company does not intend to pursue further development of the first generation TNFbp. A phase 1 study of sTNF-RI in patients with rheumatoid arthritis has been completed.

   A phase 2 clinical trial of IL-1ra in combination with methotrexate in patients with rheumatoid arthritis has completed enrollment. The Company is also researching second generation molecules and sustained duration formulations which have demonstrated some additional benefit in preclinical studies over the first generation product candidate. Phase 1 studies of IL-1ra delivered by continuous infusion have been completed.

   In September 1997, Amgen announced that it was seeking a corporate partner for its inflammation research and development programs, located in Boulder, Colorado. Following an approximate six month period during which Amgen considered a number of corporate partnering alternatives, the Company announced in April 1998 that it had decided to retain its principal product candidates, sTNF-RI and IL-1ra, and relocated their respective development programs to Thousand Oaks. Amgen discontinued the discovery research programs.

Joint Ventures and Business Relationships

   The Company generally intends to self-market its products. From time to time it may supplement this effort by using joint ventures and other business relationships to provide additional marketing and product development capabilities in certain countries. In addition to internal research and development efforts, the Company has established external research collaborations and has acquired certain product and technology rights. Amgen has established the relationships described below and may establish others in the future.

 F. Hoffmann-La Roche Ltd

   Amgen and Roche have entered into a long-term agreement providing for the commercialization of NEUPOGEN(R) (Filgrastim) in the EU. Under this agreement, the companies collaborate in the EU on the commercialization and further clinical development of the product and share in related costs and profits from sales. Amgen has most of the responsibilities for marketing, promotion, distribution and other key functions relating to product sales, and the Company distributes the product in most EU countries from its European Logistics Center. Amgen and Roche are collaborating on the development of a second generation G-CSF product for the EU.

   Amgen and Roche have also entered into an agreement to commercialize NEUPOGEN(R) in certain European countries not located within the EU. Under this agreement, Roche markets NEUPOGEN(R) in these countries and pays a royalty to Amgen on these sales.

 Johnson & Johnson

   Amgen granted Johnson & Johnson a license to pursue commercialization of recombinant human erythropoietin as a human therapeutic in the United States in all markets other than dialysis. The Company is engaged in arbitration proceedings regarding this license. For a discussion of this matter, see Note 4 to the

Consolidated Financial Statements, "Contingencies--Johnson & Johnson arbitrations". In countries other than the United States, the People's Republic of China and Japan, Johnson & Johnson was granted rights to pursue the commercialization of human erythropoietin as a human therapeutic for all uses under a licensing agreement with Kirin-Amgen.

 Kirin Brewery Company, Limited

   The Company has a 50-50 joint venture (Kirin-Amgen) with Kirin. Kirin-Amgen, which was formed in 1984, develops and commercializes certain of the Company's and Kirin's technologies which have been transferred to this joint venture. Kirin-Amgen has given exclusive licenses to Amgen and Kirin to manufacture and market erythropoietin in the United States and Japan, respectively. Kirin-Amgen has licensed to Johnson & Johnson rights to erythropoietin in certain geographic areas of the world (see "--Johnson & Johnson"). Kirin-Amgen has also granted Amgen an exclusive license to manufacture and market G-CSF in the United States, Europe, Canada, Australia and New Zealand. Kirin-Amgen has licensed to Kirin similar rights with respect to G-CSF in Japan, Taiwan and Korea. Kirin markets recombinant human erythropoietin and recombinant human methionyl granulocyte colony stimulating factor in the People's Republic of China under a separate agreement. Kirin-Amgen and Roche have entered into an agreement to commercialize NEUPOGEN(R) in certain territories not covered by the various Amgen/Roche agreements (see "--F. Hoffmann-La Roche Ltd"). Under this agreement, Roche markets NEUPOGEN(R) in these countries and pays a royalty to Kirin-Amgen on these sales.

   In 1994, Kirin-Amgen licensed to Amgen and Kirin the rights to develop and market MGDF, and in 1996, to develop and market NESP (see Note 4 to the Consolidated Financial Statements, "Contingencies--Johnson & Johnson arbitrations"). Amgen has been granted an exclusive license by Kirin-Amgen to manufacture and market these two product candidates in the United States, all European countries, Canada, Australia, Mexico and New Zealand. In addition, with respect to NESP, Amgen's license extends to all Central and South American countries. Kirin has been licensed by Kirin-Amgen with similar rights for these two product candidates in Japan, the People's Republic of China, Taiwan, Korea and certain other countries in Southeast Asia.

   Pursuant to the terms of agreements entered into with Kirin-Amgen, the Company conducts certain research and development activities on behalf of Kirin-Amgen and is paid for such services at negotiated rates. Included in revenues from corporate partners in the Company's Consolidated Financial Statements for the years ended December 31, 1998, 1997 and 1996, are $121 million, $87.9 million and $79.9 million, respectively, related to these agreements.

   In connection with its various agreements with Kirin-Amgen, the Company has been granted sole and exclusive licenses for the manufacture and sale of certain products in specified geographic areas of the world. In return for such licenses, the Company paid Kirin-Amgen stated amounts upon the receipt of the licenses and/or pays Kirin-Amgen royalties based on sales. During the years ended December 31, 1998, 1997 and 1996, Kirin-Amgen earned royalties from Amgen of $105 million, $91.4 million and $86.2 million, respectively, under such agreements.

 Yamanouchi Pharmaceutical Co., Ltd.

   In 1996, Amgen licensed to Yamanouchi the rights to develop, manufacture and commercialize Interferon alfacon-1 for the treatment of hepatitis C viral infection and any additional indications around the world except in the United States and Canada. Amgen markets Interferon alfacon-1 under the trademark INFERGEN(R) in the United States. Amgen has earned and will earn additional amounts if certain milestones are achieved by Yamanouchi and will receive royalties on sales. Yamanouchi has granted to Amgen K.K., the Company's Japanese subsidiary, certain co-development and co-promotion/co-marketing rights in Japan and has granted to Amgen Greater China, Ltd., Amgen's subsidiary in Hong Kong, certain co-development and co-promotion rights in the People's Republic of China, Hong Kong and Taiwan.

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

   Synergen Clinical Partners, L.P. ("SCP"), the general partner of which was a subsidiary of Synergen, was formed to fund development and commercialization of IL-1ra in certain geographic areas. As a result of the acquisition of Synergen, the general partner of SCP became a subsidiary of Amgen. In connection with the settlement of certain litigation relating to Synergen and SCP, Amgen acquired all of the limited partnership units of SCP and, pursuant to the terms of the settlement, terminated SCP. Amgen may be required to pay future amounts to the former limited partners that were members of the plaintiff class, other members of the plaintiff class and their counsel if the FDA should grant approval to market IL-1ra (as more specifically defined in the related settlement agreement) and certain product revenues are realized.

   In 1997, Amgen and Guilford entered into an agreement granting Amgen worldwide rights for Guilford's neuroimmunophilin compounds, a novel class of small molecule neurotrophic agents that may represent a new approach in the treatment of neurodegenerative disorders. Under the terms of the agreement, Amgen will receive worldwide rights to neuroimmunophilin compounds for all human therapeutic and diagnostic applications. Amgen will conduct and pay for all clinical development and manufacturing of products, market products worldwide and pay royalties to Guilford on such sales. In connection with this agreement, Amgen made a $20 million equity investment in Guilford.

   Also in 1997, Amgen and SangStat Medical Corporation ("SangStat") entered into a licensing agreement for the registration, marketing and distribution of SangStat's proprietary CYCLOSPORINE product candidate, an immunosuppressive drug used in transplantation to prevent graft rejection. Under the terms of the agreement, Amgen will have exclusive rights to market CYCLOSPORINE under SangStat's trademark in Australia, New Zealand, Hong Kong, the People's Republic of China and Taiwan.

   In 1998, Amgen entered into an agreement with The Liposome Company, Inc. ("TLC") to market TLC's product candidate, ABELCET(R), in Australia and New Zealand. ABELCET(R) is a proprietary drug developed and manufactured by TLC to treat severe, systemic fungal infections which occur primarily in patients whose immune systems are compromised, such as cancer patients undergoing chemotherapy, bone marrow transplant ("BMT") recipients, solid organ transplant recipients and AIDS patients.

   In March 1999, Amgen entered into a collaboration with PRAECIS PHARMACEUTICALS INCORPORATED ("Praecis") under which Praecis and Amgen will develop, and Amgen will commercialize in the United States, Canada, Australia, Asia and several secondary markets, a product candidate known as abarelix. Abarelix is currently in phase 3 clinical trials in the United States to treat patients with hormonally-responsive prostate cancer. A second formulation is in a phase 1/2 clinical trial in the United States to treat patients with endometriosis.

Marketing

   Amgen uses wholesale distributors of pharmaceutical products as the principal means of distributing the Company's products to clinics, hospitals and pharmacies. The Company monitors the financial condition of its larger distributors and limits its credit exposure by setting appropriate credit limits and requiring collateral from certain customers. Sales to two large wholesalers accounted for more than 10% of the total revenues for the years ended December 31, 1998, 1997 and 1996. Sales to one of these wholesalers, Bergen Brunswig Corporation, were $856.2 million, $580.9 million and $531 million for the years ended December 31, 1998, 1997 and 1996, respectively. Sales to the other wholesaler, Cardinal Distribution, were $366.5 million, $333.8 million and $313.6 million for the years ended December 31, 1998, 1997 and 1996, respectively.

   Dialysis providers are primarily reimbursed for EPOGEN(R) by the federal government through the End Stage Renal Disease Program ("ESRD Program") of Medicare. The ESRD Program reimburses approved providers for 80% of allowed dialysis costs; the remainder is paid by other sources, including Medicaid, private insurance, and to a lesser extent, state kidney patient programs. The ESRD Program reimbursement rate is established by Congress and is monitored by the Health Care Financing Administration ("HCFA"). In 1997 and 1998, HCFA implemented reimbursement changes that affected sales of EPOGEN(R). See "Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations--Product sales--EPOGEN(R) (Epoetin alfa)". The Clinton administration has proposed a Medicare cost savings plan which includes a provision for cutting Medicare reimbursement to dialysis providers for EPOGEN(R) by 10%. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Financial Outlook". Changes in coverage and reimbursement policies could have a material adverse effect on EPOGEN(R) sales (see "Factors That May Affect Amgen--Reimbursement; Third party payors").

   NEUPOGEN(R) is reimbursed by both private and public payors, and changes in coverage and reimbursement policies of these payors could have a material adverse effect on sales of NEUPOGEN(R) (see "Factors That May Affect Amgen-- Reimbursement; Third party payors"). The Clinton administration has proposed a reduction in the basis upon which Medicare reimburses for outpatient prescription drugs, including NEUPOGEN(R). See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Financial Outlook".

   In the EU, Amgen and Roche share commercialization responsibilities for NEUPOGEN(R) under a co-promotion agreement (see "Joint Ventures and Business Relationships--F. Hoffmann-La Roche Ltd"). NEUPOGEN(R) is principally distributed to wholesalers and/or hospitals in all EU countries depending upon the distribution practice for hospital products in each country. Most patients receiving NEUPOGEN(R) for approved indications are covered by government health care programs. The use of NEUPOGEN(R) is affected by EU government pressures on physician prescribing practices in response to ongoing government initiatives to reduce health care expenditures, and to a lesser extent, competition. Amgen's share of the colony stimulating factor market in the EU has remained relatively constant over the last few years, however, the Company expects that the competitive intensity may increase in the near future.

   In Canada and Australia, NEUPOGEN(R) is marketed by the Company directly to hospitals, pharmacies and medical practitioners. Distribution is handled by third party contractors.

   INFERGEN(R) reimbursement is through both private and public sources, with primary reimbursement through private payors. Private and public payors continue to evaluate the clinical efficacy, dosing regimen and cost of INFERGEN(R) in order to formulate coverage and reimbursement policies.

Competition

   Competition among biotechnology, pharmaceutical and other companies that research, develop, manufacture or market pharmaceuticals is intense and is expected to increase. See "Factors That May Affect Amgen--Competition". Some competitors, principally large pharmaceutical corporations, have greater clinical, research, regulatory and marketing resources and experience than the Company. In addition, certain specialized biotechnology firms have entered into cooperative arrangements with major companies for development and commercialization of products, creating an additional source of competition. The Company faces competition with respect to products which it manufactures and markets from firms in the United States, countries of the

EU, Canada, Australia and elsewhere. Additionally, some of the Company's competitors, including biotechnology and pharmaceutical companies, are actively engaged in the research and development of products in areas where the Company is also developing product candidates, as more fully discussed below.

   The introduction of new products or the development of new processes by competitors or new information about existing products may result in product replacements or price reductions, even for products protected by patents. In addition, the timing of entry of a new product into the market can be an important factor in determining the product's eventual success and profitability. Early entry may have important advantages in gaining product acceptance and market share. Accordingly, in some cases, the relative speed with which the Company can develop products, complete the testing and approval process and supply commercial quantities of the product to the market is expected to be important to Amgen's competitive position. Competition among pharmaceutical products approved for sale also may be based on, among other things, patent position, product efficacy, safety, reliability, availability and price.

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

   Any products or technologies that are directly or indirectly successful in addressing anemia could negatively impact the market for recombinant human erythropoietin or NESP. Hoechst Marion Roussel, Inc. is currently conducting clinical trials on gene-activated erythropoietin for the treatment of anemia (see "Item 3. Legal Proceedings--Transkaryotic Therapies and Hoechst litigation"). In addition, Alkermes, Inc. and Johnson & Johnson are currently conducting clinical trials with a sustained delivery formulation of Epoetin alfa for the treatment of anemia.

   Similarly, any products or technologies that are directly or indirectly successful in addressing the causes or incidence of low levels of neutrophils could negatively impact the market for G-CSF. These include products that could receive approval for indications similar to those for which NEUPOGEN(R) has been approved, development of chemotherapy treatments that are less myelosuppressive than existing treatments and the development of anti-cancer modalities that reduce the need for myelosuppressive chemotherapy. NEUPOGEN(R) currently faces market competition from a competing CSF product, granulocyte macrophage colony stimulating factor ("GM-CSF") and from the chemoprotectant, amifostine. Potential future sources of competition include other G-CSF products, GM-CSF products, FLT-3 ligand, lisofylline, IL-11, myelopoietin, PGG-glucan, promegapoietin, and progenipoietin, among others.

   Chugai Pharmaceuticals Co., Ltd. ("Chugai") markets a G-CSF product in Japan as an adjunct to chemotherapy and as a treatment for BMT patients. Chugai and Rhone-Poulenc Rorer Inc. market a G-CSF product in certain EU countries as an adjunct to chemotherapy and as a treatment in BMT settings. The Company believes that Chugai plans to expand its presence in Europe. Chugai, through its licensee, AMRAD, markets this G-CSF product in Australia as an adjunct to chemotherapy and as a treatment for BMT patients. Under an agreement with Amgen, Chugai is precluded from selling its G-CSF product in the United States, Canada and Mexico.

   Immunex Corp. markets two formulations of GM-CSF in the United States for BMT and PBPC transplant patients and as an adjunct to chemotherapy treatments for acute non-lymphocytic leukemia ("ANLL") and AML. Immunex Corp. is also pursuing other indications for its GM-CSF product including use in treating HIV-infected patients, other infectious diseases and as an adjunct to chemotherapy outside the limited settings of ANLL and AML. Novartis AG markets another GM-CSF product for use in BMT patients, as an adjunct to chemotherapy and as an adjunct to gancyclovir treatment of HIV-infected patients in the EU and certain other countries. This GM-CSF product is currently being developed for similar indications in the United States and Canada. Nartograstim, a modified G-CSF protein, is sold by Kyowa Hakko Kogyo Co., Ltd. in Japan.

   Other products which address potential markets for G-CSF may be identified and developed by competitors in the future. Such products could also present competition in potential markets for STEMGEN(R) and SD/01.

   Although not approved or promoted for use in the United States, the Company believes that approximately 5% of its worldwide NEUPOGEN(R) sales are from off-label use as supportive therapy for various AIDS-related treatments. Changes in AIDS treatments, including therapies that may be less myelosuppressive, may affect such sales.

   INFERGEN(R) faces competition from other interferons and related products, several of which are in development or on the market. Schering-Plough Corporation and Roche are major suppliers of interferons. Interferon Sciences, Inc. could be a potential competitor in this arena. (See "Item 3. Legal Proceedings--INFERGEN(R) litigation").

   Many companies are developing products that promote wound healing, soft tissue regeneration and chemoprotection. Companies such as Human Genome Sciences, Inc., Cell Therapeutics, Inc., Genetics Institute, Inc. and U.S. Bioscience, Inc./ALZA Corporation are currently among many companies that are developing products which could be potential competitors for KGF.

   Many companies currently market or are believed to be developing obesity treatments. Potential future competitors of the Company with respect to leptin include Millennium Pharmaceuticals, Inc. (in collaboration with Roche), Neurogen Inc. (in collaboration with Pfizer Inc.), Bristol Myers Squibb Company, Novartis AG, Eli Lilly and Company and Merck & Co., Inc. Knoll AG (a subsidiary of BASF AG) and Roche currently market obesity treatments in various countries.

   Calcimimetic small molecules would face competition from products currently marketed by Abbott Laboratories, Genzyme Corporation and Roche which treat secondary HPT. In addition, other products to treat HPT are currently being developed by Abbott Laboratories, Bone Care International, Inc. (a subsidiary of the Lunar Corporation) and Chugai.

   Osteoprotegerin would face competition from products currently marketed by Eli Lilly and Company, Merck & Co., Inc., American Home Products Corporation ("AHP"), Novartis AG, The Procter & Gamble Company and Hoechst Marion Roussel, Inc. for the treatment of osteoporosis. In addition, other products to treat osteoporosis are currently being developed by Roche, Novartis AG, Pfizer Inc. and SmithKline Beecham Corporation.

   Several companies are developing neurotrophic factors including Abbott Laboratories, Astra AB, Cephalon Inc., Genentech, Inc., Regeneron, SIBIA Neurosciences and Vertex Pharmaceuticals Incorporated.

   The Company would face competition from a number of companies in the inflammation disease arena, particularly for rheumatoid arthritis treatments. Current anti-arthritic treatments include generic methotrexate and other products marketed by Centocor, Inc., Immunex Corp./AHP, Merck & Co., Inc., Monsanto Company, Novartis AG, Sanofi and G.D. Searle & Co./Pfizer Inc. In addition, a number of companies have cytokine inhibitors in development including Genentech, Inc./Roche, Genetics Institute, Inc., Inhale Therapeutic Systems Inc., Knoll AG, SmithKline Beecham Corporation and Taisho Pharmaceutical Co., Ltd.

Research and Development

   The Company's primary sources of new product candidates are internal research and development, acquisition and licensing from third parties. Amgen's internal research capabilities include an expertise in secreted protein therapeutics. Additionally, the Company has emerging small molecule capabilities that include combinatorial chemistry, biosystems and the use of high throughput screening to potentially develop novel, orally available therapeutic product candidates. Amgen's capabilities in these areas complement its human genome program; however, Amgen has only recently entered the small molecule field (see "--Competition"). The Company's human genome program may yield genes that both lead to the development of secreted protein therapeutics and provide targets for orally available small molecules. Research and development expenses for the years ended December 31, 1998, 1997 and 1996 were $663.3 million, $630.8 million and $528.3 million, respectively.

Government Regulation

   Regulation by governmental authorities in the United States and other countries is a significant factor in the production and marketing of the Company's products and its ongoing research and development activities (see "Factors That May Affect Amgen--Regulatory matters").

   In order to clinically test, manufacture and market products for therapeutic use, Amgen must satisfy mandatory procedures and safety standards established by various regulatory bodies. In the United States, the federal Food, Drug and Cosmetic Act, as amended, and the regulations promulgated thereunder, and other federal and state statutes and regulations govern, among other things, the testing, manufacture, labeling, storage, record keeping, approval, advertising and promotion of the Company's products on a product-by-product basis. Product development and approval within this regulatory framework take a number of years and involve the expenditure of substantial resources. After preclinical testing, laboratory analysis and testing in animals, an investigational new drug application is filed with the FDA to begin human testing. A three-phase human clinical testing program must then be undertaken. In phase 1, studies are conducted to determine the safety of the product. In phase 2, studies are conducted to assess safety, acceptable dose and gain preliminary evidence of the efficacy of the product. In phase 3, studies are conducted to provide sufficient data for the statistically valid proof of safety and efficacy. The time and expense required to perform this clinical testing can vary and can be substantial. No action can be taken to market any therapeutic product in the United States until an appropriate license application has been approved by the FDA. Even after initial FDA approval has been obtained, further studies may be required to provide additional data on safety and would be required to gain clearance for the use of a product as a treatment for clinical indications other than those initially approved. In addition, use of products during testing and after initial marketing could reveal side effects that could delay, impede or prevent marketing approval, limit uses or expose the Company to product liability claims.

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

   In the EU countries, Canada and Australia, regulatory requirements and approval processes are substantially similar in principle to those in the United States. Additionally, in the EU, the registration procedure for biotechnology products is through a "centralized procedure". This procedure leads to the granting of a single license that is valid for the entire EU but requires that all EU countries approve the submission first.

   The Company is also subject to various federal and state laws pertaining to health care "fraud and abuse", including anti-kickback laws and false claims laws. Anti-kickback laws make it illegal for a prescription drug manufacturer to solicit, offer, receive or pay any remuneration in exchange for, or to induce, the referral of business, including the purchase or prescription of a particular drug. The federal government has published regulations that identify "safe harbors" or exemptions for certain payment arrangements that do not violate the anti-kickback statutes. The Company seeks to comply with the safe harbors where possible. Due to the breadth of the statutory provisions and the absence of guidance in the form of regulations or court decisions addressing some of the Company's practices, it is possible that the Company's practices might be challenged under anti-kickback or similar laws. False claims laws prohibit anyone from knowingly and willingly presenting, or causing to be presented for payment to third party payors (including Medicare and Medicaid) claims for reimbursed drugs or services that are false or fraudulent, claims for items or services not provided as claimed, or claims for medically unnecessary items or services. Amgen's activities relating to the sale and marketing of its products may be subject to scrutiny under these laws. Violations of fraud and abuse laws may be punishable by criminal and/or civil sanctions, including fines and civil monetary penalties, as well as the possibility of exclusion from federal health care programs (including Medicare and Medicaid). The Company believes its sales, marketing and other activities comply with all such laws although there can be no assurance that the Company's activities will not be subject to challenge for the reasons discussed above and due to the broad scope of these laws and the increasing attention being given to them by law enforcement authorities.

   Since 1991, the Company has participated in the Medicaid rebate program established by the Omnibus Budget Reconciliation Act of 1990, and under amendments of that law that became effective in 1993, participation has included extending comparable discounts under the Public Health Service ("PHS") pharmaceutical pricing program. Under the Medicaid rebate program, the Company pays a rebate for each unit of its product reimbursed by Medicaid. The amount of the rebate for each product is set by law as a minimum 15.1% of the average manufacturer price ("AMP") of that product, or if it is greater, the difference between AMP and the best price available from the Company to any customer. The rebate amount also includes an inflation adjustment if AMP increases faster than inflation. The PHS pricing program extends discounts comparable to the Medicaid rebate to a variety of community health clinics and other entities that receive health services grants from the PHS, as well as hospitals that serve a disproportionate share of poor Medicare and Medicaid beneficiaries. The rebate amount is recomputed each quarter based on the Company's reports of its current average manufacturer price and best price for each of its products to HCFA. The terms of the Company's participation in the program impose an obligation to correct the prices reported in previous quarters, as may be necessary. Any such corrections could result in an overage or underage in the Company's rebate liability for past quarters, depending on the direction of the correction. In addition to retroactive rebates (and interest, if any), if the Company were found to have knowingly submitted false information to the government, in addition to other penalties available to the government, the statute provides for civil monetary penalties in the amount of $100,000 per item of false information.

   The Company also makes its products available to authorized users of the Federal Supply Schedule ("FSS") of the General Services Administration. Since 1993, as a result of the Veterans Health Care Act of 1992 (the "VHC Act"), federal law has required that product prices for purchases by the Veterans Administration, the Department of Defense, Coast Guard and the PHS (including the Indian Health Service) be discounted by a minimum of 24 percent off the AMP to non-federal customers (the non-federal average manufacturer price, "non-FAMP"). The Company's computation and report of non-FAMP is used in establishing the price, and the accuracy of the reported non-FAMP may be audited by the government under applicable federal procurement laws. Among the remedies available to the government for infractions of these laws is recoupment of any overages paid by FSS users during the audited years. In addition, if the Company were found to have knowingly reported a false non-FAMP, the VHC Act provides for civil monetary penalties of $100,000 per item that is incorrect.

   Amgen is also subject to regulation under the Occupational Safety and Health Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act and other current and potential future federal, state or local regulations. The Company's research and development activities involve the controlled use of hazardous materials, chemicals, biological materials and various radioactive compounds. The Company believes that its procedures comply with the standards prescribed by state and federal regulations; however, the risk of injury or accidental contamination cannot be completely eliminated. Amgen's research and manufacturing activities also are conducted in voluntary compliance with the National Institutes of Health Guidelines for Recombinant DNA Research.

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

Patents and Trademarks

   Patents are very important to the Company in establishing proprietary rights to the products it has developed. The patent positions of pharmaceutical and biotechnology companies, including the Company, can be uncertain and involve complex legal, scientific and factual questions. See "Factors That May Affect Amgen--Intellectual property and legal matters".

   The Company has filed applications for a number of patents and has been granted patents relating to its erythropoietin, G-CSF, consensus interferon and various potential products. In the United States, the U.S. Patent and Trademark Office (the "USPTO") has issued to the Company patents relating to erythropoietin that cover DNA and host cells (issued 1987); processes for making erythropoietin (issued 1995 and 1997); and certain product rights to erythropoietin (issued 1996 and 1997). The last to issue erythropoietin patents expire in 2013; all other patents expire prior to then. The USPTO has also issued to the Company patents relating to aspects of DNAs, vectors, cells and processes relating to recombinant G-CSF (issued 1989); other aspects of DNAs, vectors, cells and processes relating to recombinant G-CSF (issued 1991); G-CSF polypeptides (issued 1996); methods of treatment using G-CSF polypeptides (issued 1996); methods of enhancing bone marrow transplantation and treating burn wounds (issued 1997); and methods for recombinant production of G-CSF (issued 1998). The last to issue G-CSF patents expire in 2014; all other patents expire prior to then.

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

   In general, the Company has obtained licenses from various parties which it deems to be necessary or desirable for the manufacture, use or sale of its products. These licenses generally require Amgen to pay royalties to the parties on product sales. In addition, other companies have filed patent applications or have been granted patents in areas of interest to the Company. There can be no assurance any licenses required under such patents will be available for license on acceptable terms or at all. The Company is engaged in various legal proceedings relating to certain of its patents. See "Item 3. Legal Proceedings".

   Trade secret protection for its unpatented confidential and proprietary information is important to Amgen. To protect its trade secrets, the Company generally requires its employees, material consultants, scientific advisors and parties to collaboration and licensing agreements to execute confidentiality agreements upon the commencement of employment, the consulting relationship or the collaboration or licensing arrangement with the Company. There can be no assurance, however, that others will not either develop independently the same or similar information or obtain access to Amgen's proprietary information.

   The Company has obtained U.S. registration of its EPOGEN(R), NEUPOGEN(R), INFERGEN(R) and STEMGEN(R) trademarks. In addition, these trademarks have been registered in several other countries.

Manufacturing and Raw Materials

   Amgen has manufacturing facilities which produce its commercial quantities of Epoetin alfa, NEUPOGEN(R) (Filgrastim) and INFERGEN(R) (Interferon alfacon-
1) (see "Item 2. Properties"). The Company additionally supplies Epoetin alfa to Johnson & Johnson under a supply agreement and utilizes an outside party to perform the filling process for such vials. There can be no assurance that the Company will be able to accurately anticipate future demand for Epoetin alfa, NEUPOGEN(R) and INFERGEN(R) or maintain adequate manufacturing capacity (see "Factors That May Affect Amgen--Rapid growth").

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

Human Resources

   As of December 31, 1998, the Company had approximately 5,500 employees, of which approximately 2,800 were engaged in research and development, approximately 1,100 were engaged in sales and marketing and approximately 1,600 were engaged in other areas. There can be no assurance that the Company will be able to continue attracting and retaining qualified personnel in sufficient numbers to meet its needs. None of the Company's employees are covered by a collective bargaining agreement, and the Company has experienced no work stoppages. The Company considers its employee relations to be good.

Executive Officers of the Registrant

   The executive officers of the Company, their ages as of February 28, 1999 and positions are as follows:

   Mr. Gordon M. Binder, age 63, has served as a director of the Company since October 1988. He joined the Company in 1982 as Vice President-Finance and was named Senior Vice President-Finance in February 1986. Mr. Binder was elected Chief Executive Officer in October 1988 and Chairman of the Board in July 1990.

   Mr. Kevin W. Sharer, age 50, has served as a director of the Company since November 1992. He also has served as President and Chief Operating Officer since October 1992. Prior to joining the Company, Mr. Sharer served as President of the Business Markets Division of MCI Communications Corporation, a telecommunications company, from April 1989 to October 1992, and served in numerous executive capacities at General Electric Company from February 1984 to March 1989. Mr. Sharer also serves as a director of Unocal Corporation.

   Dr. N. Kirby Alton, age 48, became Senior Vice President, Development, in August 1992, having served as Vice President, Therapeutic Product Development, Responsible Head, from October 1988 to August 1992. Dr. Alton previously had served as Director, Therapeutic Product Development, from February 1986 to October 1988.

   Mr. Stan M. Benson, age 47, has served as Senior Vice President, Sales and Marketing, since joining the Company in June 1995. Prior to joining the Company, Mr. Benson held a number of executive management positions at Pfizer Inc., a pharmaceutical company, from 1987 to 1995.

   Mr. Marc M.P. de Garidel, age 40, became Vice President, Controller and Chief Accounting Officer in December 1998, having served as Senior Director, Financial Planning & Analysis, since July 1998. Previously, Mr. de Garidel was the Vice President, Finance and Administration for Amgen Europe, from April 1995 to July 1998. Prior to joining the Company, he was Finance Director for Eli Lilly and Company, a pharmaceutical company, in Germany from 1992 to April 1995.

   Ms. Kathryn E. Falberg, age 38, became Senior Vice President, Finance and Chief Financial Officer in December 1998, having served as Vice President, Finance, Chief Financial Officer and Chief Accounting Officer since May 1998 and as Vice President, Corporate Controller and Chief Accounting Officer from June 1997 to May 1998. Previously, Ms. Falberg had served as Vice President and Treasurer from December 1996 to June 1997, and as Treasurer since joining the Company in January 1995. Prior to joining the Company, Ms. Falberg had been Vice President, Chief Financial Officer and Treasurer for Applied Magnetics Corporation, a computer components manufacturer, since May 1993 and had been its Treasurer from 1991 to May 1993.

   Dr. Dennis M. Fenton, age 47, became Senior Vice President, Operations, in January 1995, having served as Senior Vice President, Sales and Marketing, since August 1992, and having served as Vice President, Process Development, Facilities and Manufacturing Services, from July 1991 to August 1992. Dr. Fenton previously had served as Vice President, Pilot Plant Operations and Clinical Manufacturing, from October 1988 to July 1991, and as Director, Pilot Plant Operations, from 1985 to October 1988.

   Mr. Edward F. Garnett, age 51, became Vice President, Human Resources, in October 1994, having served as Director, Sales and Marketing Operations, since March 1994. Previously, Mr. Garnett had served as Director, Logistics, from April 1990 to March 1994.

   Mr. Daryl D. Hill, age 53, became Senior Vice President, Quality and Compliance, in January 1997, having served as Senior Vice President, Asia Pacific, from January 1994 to January 1997. Mr. Hill previously had served as Vice President, Quality Assurance, from October 1988 to January 1994, and as Director of Quality Assurance from January 1984 to October 1988.

   Dr. George Morstyn, age 48, became Vice President, Product Development and Chief Medical Officer in June 1998, having served as Vice President, Clinical Development and Chief Medical Officer from September 1993 to June 1998. Dr. Morstyn previously served as Vice President, Clinical and Medical Affairs from July 1991 to September 1993.

   Mr. Steven M. Odre, age 49, became Vice President, Intellectual Property, and Associate General Counsel in October 1988, having served as Associate General Counsel since March 1988. From May 1986 to March 1988, he served as Director of Intellectual Property.

   Dr. Lawrence M. Souza, age 45, became Senior Vice President, Research, in May 1997, having served as Vice President, Exploratory Research, since October 1988. Previously, Dr. Souza had served as Director, Exploratory Research, from February 1986 to October 1988.

   Mr. George A. Vandeman, age 59, became Senior Vice President, Corporate Development, General Counsel and Secretary in July 1998, having served as Senior Vice President, General Counsel and Secretary since joining the Company in June 1995. Prior to joining the Company, Mr. Vandeman was a partner of Latham & Watkins, an international law firm, from June 1966 to June 1995.

Geographic Area Financial Information

   For financial information concerning the geographic areas in which the Company operates, see Note 10 to the Consolidated Financial Statements.

Factors That May Affect Amgen

   Amgen operates in a rapidly changing environment that involves a number of risks, some of which are beyond our control. The following discussion highlights some of these risks and others are discussed elsewhere herein.

 Product development

   We intend to continue an aggressive product development program. Successful product development in the biotechnology industry is highly uncertain, and very few research and development projects produce a commercial product. Product candidates that appear promising in the early phases of development, such as in early human clinical trials, may fail to reach the market for a number of reasons, such as:

  -- the product candidate was not effective in treating a specified condition or illness

  -- the product candidate had harmful side effects on humans

  -- the necessary regulatory bodies (such as the FDA) did not approve our product candidate for an indicated use

  -- the product candidate was not economical for us to manufacture it

  -- other companies or people may have proprietary rights to our product candidate (e.g. patent rights) and will not let us sell it on reasonable terms, or at all

  -- the product candidate is not cost effective in light of existing therapeutics

  -- the product candidate did not demonstrate acceptable clinical trial results even though it demonstrated positive preclinical trial results

   For example, in 1997, we announced the failure of BDNF (for the treatment of ALS by subcutaneous injection administration route), because the product candidate, as administered, did not produce acceptable clinical results in a specific indication after a phase 3 trial, even though BDNF had progressed through preclinical and earlier clinical trials. Of course, there may be other factors that prevent us from marketing a product. We cannot guarantee we will be able to produce commercially successful products. Further, clinical trial results are frequently susceptible to varying interpretations by scientists, medical personnel, regulatory personnel, statisticians and others which may delay, limit or prevent further clinical development or regulatory approvals of a product candidate. Also, the length of time that it takes for us to complete clinical trials and obtain regulatory approval for product marketing has in the past varied by product and by the indicated use of a product. We expect that this will likely be the case with future product candidates and we cannot predict the length of time to complete necessary clinical trials and obtain regulatory approval. See "--Regulatory matters."

 Regulatory matters

   Our research, preclinical testing, clinical trials, facilities, manufacturing, pricing and sales and marketing are subject to extensive regulation by numerous state and federal governmental authorities in the U.S., such as the FDA and the Health Care Financing Administration ("HCFA"), as well as by foreign countries and the European Union (the "EU"). Currently, we are required in the U.S. and in foreign countries to obtain approval from those countries' regulatory authorities before we can market and sell our products in those countries. The success of our current and future products will depend in part upon obtaining and maintaining regulatory approval to market products in approved indications in the U.S. and foreign markets. In our experience, the regulatory approval process is a lengthy and complex process, both in the U.S. and in foreign countries, including countries in the EU. Even if we obtain regulatory approval, both our manufacturing processes and our marketed products are subject to continued review. Later discovery of previously unknown problems with our products or manufacturing processes may result in restrictions on such product or manufacturing processes, including withdrawal of the products from the market. Our failure to obtain necessary approvals, or the restriction, suspension or revocation of any approvals, or our failure to comply with regulatory requirements could prevent us from manufacturing or selling our products which could have a material adverse effect on us and our results of operations.

 Reimbursement; Third party payors

   In both domestic and foreign markets, sales of our products are dependent, in part, on the availability of reimbursement from third party payors such as state and federal governments (for example, under Medicare and Medicaid programs in the U.S.) and private insurance plans. In certain foreign markets, the pricing and profitability of our products generally are subject to government controls. In the U.S., there have been, and we expect there will continue to be, a number of state and federal proposals that limit the amount that state or federal governments will pay to reimburse the cost of drugs. In addition, we believe the increasing emphasis on managed care in the U.S. has and will continue to put pressure on the price and usage of our products, which may impact product sales. Further, when a new therapeutic is approved, the reimbursement status and rate of such a product is uncertain. In addition, current reimbursement policies for existing products may change at any time. Changes in reimbursement or our failure to obtain reimbursement for our products may reduce the demand for, or the price of, our products, which could result in lower product sales or revenues which could have a material adverse effect on us and our results of operations. For example, in the U.S. the use of EPOGEN(R) in connection with treatment for end stage renal disease is funded primarily by the U.S. federal government. Therefore, as in the past, EPOGEN(R) sales could be affected by future changes in reimbursement rates or the basis for reimbursement by the federal government. For example, in early 1997, HCFA instituted a reimbursement change for EPOGEN(R) which adversely affected the Company's EPOGEN(R) sales. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations--Product sales--EPOGEN(R) (Epoetin alfa)."

 Guidelines

   Government agencies promulgate regulations and guidelines directly applicable to us and to our products. However, professional societies, practice management groups, private health/science foundations and organizations involved in various diseases may also publish, from time to time, guidelines or recommendations to the health care and patient communities. These organizations may make recommendations that affect a patient's usage of certain therapies, drugs or procedures, including our products. Recommendations of government agencies or these other groups/organizations may relate to such matters as usage, dosage, route of administration and use of concomitant therapies. Recommendations or guidelines that are followed by patients and health care providers could result in, among other things, decreased use of our products which could have a material adverse effect on our results of operations. In addition, the perception by the investment community or stockholders that such recommendations or guidelines will be followed could adversely affect prevailing market prices for our common stock.

 Intellectual property and legal matters

   The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and often involve complex legal, scientific and factual questions. To date, there has emerged no consistent policy regarding breadth of claims allowed in such companies' patents. Accordingly, the patents and patent applications relating to our products and technologies may be challenged, invalidated or circumvented by third parties and might not protect us against competitors with similar products or technology. Patent disputes are frequent and can preclude commercialization of products. We are currently, and in the future may be, involved in patent litigation. The results of such litigation could subject us to competition and/or significant liabilities, could require us to enter into third party licenses or could cause us to cease using the technology or product in dispute. In addition, we cannot guarantee that such licenses will be available on terms acceptable to us.

   The Company is currently involved in arbitration proceedings with Ortho Pharmaceutical Corporation (which has assigned its rights under the Product License Agreement to Ortho Biotech, Inc.), a subsidiary of Johnson & Johnson ("Johnson & Johnson"), relating to a license granted by the Company to Johnson & Johnson for sales of Epoetin alfa in the U.S. for all human uses except dialysis. See Note 4 to the Consolidated Financial Statements, "Contingencies-- Johnson & Johnson arbitrations".

 Competition

   We operate in a highly competitive environment. Our principal competitors are pharmaceutical and biotechnology companies. Some of our competitors, mainly large pharmaceutical corporations, have greater clinical, research, regulatory and marketing resources than we do. In addition, some of our competitors may have technical or competitive advantages over us for the development of technologies and processes and the acquisition of technology from academic institutions, government agencies and other private and public research organizations. We cannot guarantee that we will be able to produce or acquire rights to products that have commercial potential. Even if we achieve successful product commercialization, we cannot guarantee that one or more of our competitors will not achieve product commercialization earlier than we do, obtain patent protection that dominates or adversely affects our activities, or have significantly greater marketing capabilities.

 Fluctuations in operating results

   Our operating results may fluctuate from period to period for a number of reasons. In budgeting our operating expenses, some of which are fixed in the short term, we assume that revenues will continue to grow. Accordingly, even a relatively small revenue shortfall may cause a period's results to be below our expectations. A revenue shortfall could arise from any number of factors, such as:

  -- lower than expected demand for our products

  -- changes in the government's or private payor's reimbursement policies for our products

  -- changes in wholesaler buying patterns

  -- increased competition from new or existing products

  -- fluctuations in foreign currency exchange rates

  -- changes in our product pricing strategies

   Of course, there may be other factors that affect the Company's revenues in any given period.

 Rapid growth

   We have an aggressive growth plan that includes substantial and increasing investments in research and development and facilities. Our plan has a number of risks, such as:

  -- the need to generate higher revenues to cover a higher level of operating expenses

  -- the need to manage complexities associated with a larger and faster growing organization

  -- the need to accurately anticipate demand for the products we manufacture and maintain adequate manufacturing capacity

   Of course, there may be other risks and we cannot guarantee that we will be able to successfully manage these or other risks.

 Stock price volatility

   Our stock price, like that of other biotechnology companies, is extremely volatile. Our stock price may be affected by, among other things, clinical trial results and other product-development announcements by us or our competitors, regulatory matters, announcements in the scientific and research community, intellectual property and legal matters, changes in reimbursement policies or medical practices or broader industry and market trends unrelated to our performance. In addition, if our revenues or earnings in any period fail to meet the investment community's expectations, there could be an immediate adverse impact on our stock price.

Item 2. PROPERTIES

   Amgen's principal executive offices and a majority of its administrative, manufacturing and research and development facilities are located in 37 buildings in Thousand Oaks, California. Thirty-three of the buildings are owned and four are leased. Adjacent to these buildings are five facilities that are under construction and additional property for future expansion. The Thousand Oaks, California facilities include manufacturing plants licensed by various regulatory bodies that produce commercial quantities of Epoetin alfa, NEUPOGEN(R) (Filgrastim) and INFERGEN(R) (Interferon alfacon-1).

   Elsewhere in North America, Amgen owns ten buildings in Boulder, Colorado housing research facilities and a pilot plant. In 1998, Amgen entered into an agreement to sell eight of these buildings, six of which will be leased backed by the Company for a period of up to three years. The Company also owns a distribution center in Louisville, Kentucky and leases a research facility and administrative offices in Toronto, Canada, an administrative office in Washington, D.C. and five regional sales offices in the U.S. Amgen is building a new manufacturing plant, utility plant and an administrative facility in Longmont, Colorado. In 1998, the Company acquired approximately 159 acres of undeveloped land adjacent to this site to accommodate future expansion. The Company also owns land in Cambridge, Massachusetts which can accommodate a research facility.

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

Elanex Pharmaceuticals litigation

   In October 1993, the Company filed a complaint for patent infringement against defendants Elanex Pharmaceuticals, Inc. ("Elanex"), Laboratorios Elanex De Costa Rica, S.A., Bio Sidus S.A., Merckle GmbH, Biosintetica S.A. and other unknown defendants. The complaint, filed in the United States District Court for the Western District of Washington in Seattle, sought injunctive relief and damages for Elanex's infringement of the Company's patent for DNA sequences and host cells useful in producing recombinant erythropoietin. The complaint also alleged that the foreign defendants entered into agreements with Elanex relating to the production or sale of recombinant erythropoietin and thereby induced Elanex's infringement.

   In December 1993, Elanex responded to the complaint denying the material allegations thereof, and filed a counterclaim which sought a declaratory judgment that the Company's patent was invalid and that Elanex's recombinant erythropoietin technology did not infringe any valid claims of the Company's patent. The counterclaim also sought an award of reasonable attorneys' fees and other costs of defense but does not seek damages against the Company. In February 1996, Merckle GmbH was dismissed from the case. In November 1998, the case was resolved by settlement agreement between the parties in which Elanex agreed not to contest the validity of the patent-in-suit and agreed not to use the infringing host cells.

Biogen litigation

   On March 10, 1995, Biogen, Inc. ("Biogen") filed suit in the United States District Court for the District of Massachusetts alleging infringement by the Company of certain claims of U.S. Patent 4,874,702 (the "'702 Patent"), relating to vectors for expressing cloned genes. Biogen alleges that Amgen has infringed its patent by manufacturing and selling NEUPOGEN(R). On March 28, 1995, Biogen filed an amended complaint further alleging that the Company is also infringing the claims of two additional patents allegedly assigned to Biogen, U.S. Patent 5,401,642 (the "'642 Patent") and U.S. Patent No. 5,401,658 (the "'658 Patent"), relating to vectors, methods for making vectors and expressing cloned genes. The amended complaint seeks injunctive relief, unspecified compensatory damages and treble damages. On April 24, 1995, the Company answered Biogen's amended complaint, denying its material allegations and pleading counterclaims for declaratory judgment of non-infringement, patent invalidity and unenforceability. On January 19, 1996, the Court decided, upon Biogen's motion to dismiss certain of Amgen's counterclaims, that it will exert jurisdiction over claims 9 and 17 of the '702 Patent, and dismissed all claims and counterclaims relating to any other claims of the '702 Patent. On October 22, 1997, Amgen moved for summary judgment of invalidity of the certain claims of the '702 and '658 Patents based on prior public uses of the claimed subject matter. Amgen concurrently moved for a partial interpretation of the claims at issue. In addition, on October 24, 1997, Amgen filed a motion for summary judgment of invalidity of particular claims of the patents-in-suit based on abandonment of the invention. Amgen also concurrently filed a motion to dismiss the lawsuit in its entirety based on Biogen's lack of standing to bring the lawsuit in view of Biogen's lack of ownership of the patents-in-suit. Both parties submitted claim construction briefs with the court. On January 15, 1998, Amgen filed a second motion to dismiss for lack of subject matter jurisdiction and standing in view of Biogen's lack of necessary ownership rights in the patents-in-suit. In an August 6, 1998 ruling on a previously-held claim construction hearing, the court issued an order that essentially limits the Biogen patent claims to a single particular type of vector. The judge ruled that, to be covered by claim 1 of the '702 patent (the claim that forms the crux of the asserted claims), a plasmid vector must contain the entire DNA sequence as represented in Figure 6 of the '702 patent, as well as at least one endonuclease recognition site inserted at the converted HaeIII site at 73.1% of bacteriophage lambda or at another site downstream of HaeIII, said endonuclease recognition site being within 300 base pairs of the HincII site at -33, and prior to any sequences of lambda DNA downstream of the HaeIII site. On November 4, 1998, Amgen moved for summary judgment of non-infringement. Biogen filed its opposition papers (on December 7, 1998), Amgen filed its reply papers (on December 14, 1998) and a hearing was held on December 21, 1998. On January 21, 1999, the court ordered additional briefing on issues pertaining to non-infringement under the doctrine of equivalents. The briefing is currently ongoing. Discovery in the case is substantially completed. A trial date has not been set.

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

INFERGEN(R) litigation

   On December 3, 1996, Schering-Plough Corporation filed suit in the U.S. District Court for the District of Delaware (the "Delaware Court") against the Company alleging infringement of U.S. Patent No. 4,530,901 (the "'901 Patent") by the manufacture and use of INFERGEN(R). The complaint seeks unspecified damages and injunctive relief. Biogen has been added as a plaintiff in the Delaware action. On July 30, 1998, the Delaware Court entered an order construing the meaning of the claims of the '901 Patent. The Delaware Court limited the scope of the claims to include DNAs that encode only "an immature, fused, and/or incomplete form" of Interferon-alpha-1. On October 9, 1998, Schering's motion for re-argument of the Delaware Court's claim construction was denied. On October 30, 1998, Schering and Biogen filed a motion with the Delaware Court seeking entry of a judgment in favor of Amgen that INFERGEN(R) does not infringe the '901 Patent. Schering and Biogen indicated their intent to appeal the Delaware Court's claim construction to the Court of Appeals for the Federal Circuit. Schering's and Biogen's motion also seeks dismissal of Amgen's counterclaims as moot. On February 3, 1999, the Delaware Court granted Schering's motion and entered judgment of noninfringement in favor of Amgen. Schering and Biogen have filed a notice of appeal.

Genentech litigation

   On October 16, 1996, Genentech, Inc. filed suit in the United States District Court for the Northern District of California seeking an unspecified amount of compensatory damages, treble damages and injunctive relief on its U.S. Patents 4,704,362, 5,221,619 and 4,342,832 ( the "'362, '619 and '832
Patents"), relating to vectors for expressing cloned genes and the methods for such expression. Genentech, Inc. alleges that Amgen has infringed its patents by manufacturing and selling NEUPOGEN(R). On December 2, 1996, Amgen was served with this lawsuit. On January 21, 1997, the Company answered the complaint and asserted counterclaims relating to invalidity and non-infringement of the patents-in-suit. On February 10, 1997, Genentech, Inc. served Amgen with a reply to the counterclaim and an additional counterclaim asserting U.S. Patent 5,583,013 (the "'013 Patent"), issued December 10, 1996, seeking relief similar to that sought for the '362, '619 and '832 Patents. On March 31, 1997, Amgen answered this pleading and asserted counterclaims relating to invalidity and non-infringement of the '013 Patent. At a hearing held on May 29, 1998, the parties stipulated to: (i) the dismissal with prejudice of Genentech's first claim for patent infringement against Amgen with respect to the '832 patent, as alleged in Genentech's complaint filed October 16, 1996 and (ii) dismissal with prejudice of Amgen's first, second, third and fourth claims for relief with respect to the '832 patents as alleged in Amgen's answer to complaint and counterclaims filed on January 21, 1997. A claim construction hearing was held November 3 and 5, 1998. On March 3, 1999, the Court filed a tentative ruling on claim construction of specific terms recited in the '362, '619 and '013 patents. The Court further instructed the parties that they may appear on March 19, 1999 for a hearing, without written briefing, pertaining to the tentative ruling. Discovery is currently ongoing. No trial date has been set.

Transkaryotic Therapies and Hoechst litigation

   On April 15, 1997, Amgen filed suit in the United States District Court in Boston, Massachusetts against Transkaryotic Therapies, Inc. ("TKT") and Hoechst Marion Roussel, Inc. alleging infringement of several U.S. patents owned by Amgen that claim an erythropoietin product and processes for making erythropoietin. The suit seeks an injunction preventing the defendants from making, importing, using or selling erythropoietin in the U.S. On July 9, 1997, the court denied TKT's motion to dismiss the lawsuit on the pleadings. On April 15, 1998, the court issued an order granting the defendants' motion for summary judgment of non-infringement on the grounds that defendants' activities to date were protected by the clinical trial exemption. The court also ruled that Amgen's motion for summary judgment for infringement would be administratively closed. Although the matter is administratively closed, it may be re-opened upon motion of either party for good cause shown.

FoxMeyer Health Corporation

   On January 10, 1997, FoxMeyer Health Corporation, now known as Avatex Corporation ("Avatex"), filed suit (the "FoxMeyer Lawsuit") in the District Court of Dallas County, Dallas, Texas, alleging that defendant McKesson Corporation ("McKesson") defrauded Avatex, misused confidential information received from Avatex about subsidiaries of Avatex (FoxMeyer Corporation and FoxMeyer Drug Corporation, collectively the "FoxMeyer Subsidiaries"), and attempted to monopolize the market for pharmaceutical and health care product distribution by attempting to injure or destroy FoxMeyer Subsidiaries. The Company is named as one of twelve "Manufacturer Defendants" alleged in Counts 1, 2 and 3 ("Counts 1-3") to have conspired with McKesson in doing, among other things, the above and (i) inducing Avatex to refrain from seeking other suitable purchasers for the FoxMeyer Subsidiaries and (ii) causing Avatex to believe that McKesson was serious about purchasing Avatex's assets at fair value, when in fact, McKesson was not. The Manufacturer Defendants and McKesson (hereinafter referred to, collectively, as the "Defendants") are also alleged to have intentionally and tortiously interfered with a number of business expectancies and opportunities and to have disparaged Avatex. The complaint seeks from the Defendants compensatory damages of at least $400 million and punitive damages in an unspecified amount, as well as Avatex's costs and attorney's fees. The Company has filed an answer denying Avatex's allegations. The FoxMeyer Lawsuit was removed to the Federal Bankruptcy Court in Dallas, Texas (the "Texas Bankruptcy Court"). The Chapter 7 Trustee of the FoxMeyer Subsidiaries joined in all allegations but has taken no action to affirmatively prosecute those claims.

   The Defendants have intervened in an action brought by the Chapter 7 Trustee of the FoxMeyer Subsidiaries in the Federal Bankruptcy Court in Delaware (the "Delaware Bankruptcy Court") that seeks to enjoin the FoxMeyer Lawsuit. The Defendants moved for partial summary judgment in that proceeding, asserting that Avatex is not the owner of the alleged causes of action; the Delaware Bankruptcy Court denied this motion as premature. The Defendants also moved for summary judgment in the Delaware Bankruptcy Court to preclude Avatex and the Chapter 7 Trustee from litigating the FoxMeyer Lawsuit. On November 12, 1998, the Delaware Bankruptcy Court granted the motion in part (the "Delaware Preclusion Opinion") which judicially estopped Avatex from pursuing three of the seven counts in the FoxMeyer Lawsuit. The Delaware Bankruptcy Court declined to dismiss the remaining Avatex counts generally alleging interference with Avatex business opportunities and business disparagement.

   On November 19, 1998, the Texas Bankruptcy Court entered an order dismissing with prejudice Counts 1-3 of the FoxMeyer Lawsuit and remanding the FoxMeyer Lawsuit to Texas state court. The Defendants appealed the remand order to the Dallas United States District Court along with the Texas Bankruptcy Court's earlier venue order refusing to transfer the FoxMeyer Lawsuit to Delaware. After various notices of appeal had been filed, Avatex moved for an order amending the order dismissing Counts 1-3 with prejudice and requested that any dismissal be without prejudice. The Defendants objected and cross-moved for a stay of remand pending appeal of the remand order.

   In the Delaware Bankruptcy Court, Avatex moved to revise the Delaware Preclusion Opinion due to the intervening remand decision. The Defendants filed objections to all of the relief requested and cross-moved for an injunction of the FoxMeyer Lawsuit until final determination of preclusion in Delaware on the remaining counts. After engaging in limited discovery, the Defendants filed another summary judgment motion in the Delaware Bankruptcy Court on January 29, 1999, arguing that Avatex and the Trustee are precluded from asserting all counts of the FoxMeyer Lawsuit.

   On January 7, 1999, the Texas Bankruptcy Court entered an order: a) denying the Avatex motion which had requested dismissal of Counts 1-3 without prejudice; b) denying stay pending the remand appeal sought by the Defendants and c) granting a limited interim stay until February 8, 1999 to permit the Defendants to make an orderly request for stay from the District Court Judge hearing the appeals. The District Court entered a stipulated order extending the stay of remand and discovery until April 10, 1999. Further motions to stay pending decision of the amended summary judgment motion in Delaware are pending in both the Delaware Bankruptcy Court and the Dallas United States District Court. Avatex has cross appealed the dismissal with prejudice of Counts 1-3 by the Texas Bankruptcy Court. Briefing is not yet completed on any of the pending motions.

Securities litigation

   On August 7, 1998, two substantially related class action complaints were filed against the Company and certain of its current and former officers in the United States District Court for the Central District of California and in the California Superior Court for the County of Ventura. The actions were filed by the same law firm on behalf of different named plaintiffs. The respective plaintiff groups seek to represent the same class of investors who purchased Amgen common stock between January 23, 1997 and August 11, 1997 (the alleged "Class Period"). Both complaints allege that the market price of the Company's common stock was artificially inflated during the Class Period as a result of alleged misrepresentations made to the investing public. The complaints allege that Amgen and several of its senior executives issued false statements regarding: (i) the demand for and sales growth of two of Amgen's products, EPOGEN(R) and NEUPOGEN(R); (ii) an arbitration proceeding between Amgen and Johnson & Johnson regarding entitlement to millions of dollars in "spillover" sales of EPOGEN(R) and (iii) Amgen's 1996 fourth quarter and 1997 first and second quarter results. The plaintiffs seek to recover damages on behalf of all purchasers of Amgen common stock during the Class Period. The Company has obtained a stay of the California state court action pending resolution of the federal action and, on February 4, 1999, the Company filed a motion to dismiss the federal action which is scheduled for hearing on May 3, 1999.

Johnson & Johnson arbitrations

   The Company is engaged in arbitration proceedings with one of its licensees. See Note 4 to the Consolidated Financial Statements, "Contingencies--Johnson & Johnson arbitrations".

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of the Company's security holders during the last quarter of its fiscal year ended December 31, 1998.

                                    PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   The Company's common stock trades on The Nasdaq Stock Market under the symbol AMGN. As of March 8, 1999, there were approximately 13,000 holders of record of the Company's common stock. No cash dividends have been paid on the common stock to date, and the Company currently intends to retain any earnings for development of the Company's business and for repurchases of its common stock. The Company's Board of Directors approved a two-for-one split of the common stock effected in the form of a 100 percent stock dividend on outstanding stock distributed on February 26, 1999, to stockholders of record on February 12, 1999.

   The following table sets forth, for the fiscal periods indicated, the range of high and low closing sales prices (adjusted for the two-for-one split) of the common stock as quoted on The Nasdaq Stock Market for the years 1998 and 1997:

                                                               High       Low
                                                             --------- ---------
     1998
       4th Quarter.......................................... $52  7/16 $34 17/32
       3rd Quarter..........................................  39 13/16  30  7/16
       2nd Quarter..........................................  33  3/8   27 29/32
       1st Quarter..........................................  30 13/16  23  9/16

     1997
       4th Quarter.......................................... $27  1/16 $22 31/32
       3rd Quarter..........................................  30  7/8   23 15/32
       2nd Quarter..........................................  34  3/16  27 15/16
       1st Quarter..........................................  31  1/2   26  1/2

Item 6. SELECTED FINANCIAL DATA
    (in millions, except per share data)

                                            Years ended December 31,
                                  ---------------------------------------------
                                    1998      1997     1996     1995     1994
                                  --------  -------- -------- -------- --------
Consolidated Statement of
 Operations Data:
Revenues:
  Product sales.................  $2,514.4  $2,219.8 $2,088.2 $1,818.6 $1,549.6
  Other revenues................     203.8     181.2    151.6    121.3     98.3
    Total revenues..............   2,718.2   2,401.0  2,239.8  1,939.9  1,647.9
Research and development
 expenses.......................     663.3     630.8    528.3    451.7    323.6
Write-off of in-process
 technology purchased(1)........       --        --       --       --     116.4
Selling, general and
 administrative expenses........     515.4     483.8    470.6    418.4    359.8
Legal (award) assessment(2).....     (23.0)    157.0      --       --       --
Net income(1)(2)................     863.2     644.3    679.8    537.7    319.7
Diluted earnings per
 share(1)(2)(3).................      1.63      1.17     1.21      .96      .57
Cash dividends declared per
 share..........................       --        --       --       --       --

                                                At December 31,
                                  ---------------------------------------------
                                    1998      1997     1996     1995     1994
                                  --------  -------- -------- -------- --------
Consolidated Balance Sheet Data:
  Total assets..................  $3,672.2  $3,110.2 $2,765.6 $2,432.8 $1,994.1
  Long-term debt................     223.0     229.0     59.0    177.2    183.4
  Stockholders' equity..........   2,562.2   2,139.3  1,906.3  1,671.8  1,274.3

--------
(1) Includes the write-off of in-process technology purchased of $116.4 million, or $.21 per share, associated with the acquisition of Synergen, Inc. in 1994.

(2) Includes a spillover liability reduction of $23 million, or $.03 per share, related to the arbitration proceedings with Johnson & Johnson in 1998 and a legal assessment of $157 million, or $.18 per share, related to the arbitration proceedings with Johnson & Johnson in 1997 (see Note 4 to the Consolidated Financial Statements).

(3) Retroactively adjusted to reflect a two-for-one split of the common stock effected in the form of a 100 percent stock dividend distributed on February 26, 1999, to stockholders of record on February 12, 1999.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

   The Company had cash, cash equivalents and marketable securities of $1,276 million at December 31, 1998, compared with $1,026.5 million at December 31, 1997. Cash provided by operating activities has been and is expected to continue to be the Company's primary source of funds. In 1998, operations provided $1,041.5 million of cash compared with $902.9 million in 1997.

   Capital expenditures totaled $407.8 million in 1998 compared with $387.8 million in 1997. The Company anticipates spending approximately $300 million to $400 million in 1999 on capital projects and equipment to expand the Company's global operations. Thereafter, over the next few years, the Company anticipates that capital expenditures will average in excess of $300 million per year.

   The Company receives cash from the exercise of employee stock options. In 1998, stock options and their related tax benefits provided $453.7 million of cash compared with $189 million in 1997. Proceeds from the exercise of stock options and their related tax benefits have varied and are expected to continue to vary from period to period based upon, among other factors, fluctuations in the market value of the Company's stock relative to the exercise price of such options.

   The Company has a stock repurchase program primarily to offset the dilutive effect of its employee stock option and stock purchase plans. In both 1997 and 1998, shares repurchased exceeded the number of shares covered by options granted in each of those years. In 1998, the Company repurchased 28.7 million shares of its common stock at a total cost of $912.1 million, and in 1997, the Company purchased 27.3 million shares of common stock at a cost of $737.9 million. In October 1998, the Board of Directors authorized the Company to repurchase up to an additional $1 billion of common stock through December 31, 1999. At December 31, 1998, $800 million of this authorization remained. At stock prices similar to the closing price on December 31, 1998, the Company expects to repurchase fewer shares in 1999 than in 1998.

   To provide for financial flexibility and increased liquidity, the Company has established several sources of debt financing. As of December 31, 1998, the Company had $229 million of unsecured debt securities outstanding. These unsecured debt securities consisted of: 1) $100 million of debt securities that bear interest at a fixed rate of 6.5% and mature in 2007 that were issued in December 1997 under a $500 million debt shelf registration (the "Shelf"), 2) $100 million of debt securities that bear interest at a fixed rate of 8.1% and mature in 2097 and 3) $29 million of debt securities that bear interest at fixed rates averaging 6.1% and have remaining maturities of less than five years, of which $6 million mature within one year. Under the Shelf, all of the remaining $400 million of debt securities available for issuance may be offered under the Company's medium-term note program.

   The Company's sources of debt financing also include a commercial paper program which provides for short-term borrowings up to an aggregate face amount of $200 million. As of December 31, 1998, commercial paper with a face amount of $100 million was outstanding. These borrowings had maturities of less than two months and had effective interest rates averaging 5.5%. In addition, the Company has an unsecured $150 million credit facility that expires on May 28, 2003. This credit facility supports the Company's commercial paper program. As of December 31, 1998, no amounts were outstanding under this line of credit.

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

Results of Operations

 Product sales

   Product sales were $2,514.4 million in 1998, an increase of $294.6 million or 13% over the prior year. In 1997, product sales were $2,219.8 million, an increase of $131.6 million or 6% over the prior year. Quarterly product sales volume is influenced by a number of factors including underlying demand and wholesaler inventory management practices.

   EPOGEN(R) (Epoetin alfa)

   EPOGEN(R) sales were $1,382 million in 1998, an increase of $221.3 million or 19% over the prior year. This increase was primarily due to the administration of higher doses and the continuing growth in the U.S. dialysis patient population. The administration of higher doses of EPOGEN(R) was principally due to changes in reimbursement announced in March and June 1998 by the Health Care Financing Administration ("HCFA"), discussed below, as well as many dialysis providers using better anemia management practices, including using hemoglobin instead of hematocrit to measure red blood cell counts.

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

   In 1997, EPOGEN(R) sales were $1,160.7 million, an increase of $88.8 million or 8% over the prior year. This increase was primarily due to growth in the U.S. dialysis patient population. However, as discussed above, EPOGEN(R) sales in 1997 were adversely affected by the HCFA Policy Changes.

   NEUPOGEN(R) (Filgrastim)

   Worldwide NEUPOGEN(R) sales were $1,116.6 million in 1998, an increase of $60.9 million or 6% over the prior year. This increase was primarily due to the growth in demand within the U.S. cancer chemotherapy market and the effect of higher prices in the U.S. The Company believes that the use of protease inhibitors as a treatment for AIDS has reduced and may continue to reduce sales of NEUPOGEN(R) for off-label use as a supportive therapy in this setting. NEUPOGEN(R) is not approved or promoted for such use, except in Australia and Canada.

   In 1997, worldwide NEUPOGEN(R) sales were $1,055.7 million, an increase of $39.4 million or 4% over the prior year. This increase was primarily due to growth in demand and higher prices. Unfavorable foreign currency effects and European Union ("EU") government initiatives to lower health care expenditures reduced growth in EU sales.

   Cost containment pressures in the U.S. health care marketplace have limited growth in domestic NEUPOGEN(R) sales. These pressures are expected to continue to influence growth for the foreseeable future.

   The growth of the colony stimulating factor ("CSF") market in the EU in which NEUPOGEN(R) competes has remained flat, principally due to EU government pressures on physician prescribing practices in response to ongoing government initiatives to reduce health care expenditures. Additionally, the Company faces competition from another granulocyte CSF product. Amgen's CSF market share in the EU has remained relatively constant over the last few years, however, the Company expects that the competitive intensity may increase in the near future.

   Other product sales

   In 1998, the first full year INFERGEN(R) (Interferon alfacon-1) was on the market, INFERGEN(R) sales were $15.8 million, an increase of $12.4 million or 365% over the prior year. In 1997, INFERGEN(R) sales were $3.4 million, much of which was to fill distribution channels. INFERGEN(R) was launched in October 1997 for the treatment of chronic hepatitis C virus infection. There are other treatments, including a new therapy launched in 1998, for this infection against which INFERGEN(R) competes. The Company cannot predict the extent to which it will penetrate this market.

 Cost of sales

   Cost of sales as a percentage of product sales was 13.7%, 13.6% and 13.6% for 1998, 1997 and 1996, respectively.

 Research and development

   In 1998, research and development expenses increased $32.5 million or 5% over the prior year. This increase was primarily due to higher clinical, preclinical and occupancy costs partially offset by lower staff-related expenses and product licensing costs. In 1997, research and development expenses increased $102.5 million or 19% over the prior year. This increase was primarily due to higher clinical and preclinical expenses, including staff-related expenses, necessary to support ongoing product development activities.

 Selling, general and administrative

   In 1998, selling, general and administrative ("SG&A") expenses increased $31.6 million or 7% over the prior year primarily due to higher staff-related costs, outside marketing expenses and occupancy costs. These increases were partially offset by lower European marketing costs and lower expenses related to the Johnson & Johnson spillover arbitration. In 1997, SG&A expenses increased $13.2 million, or 3% over the prior year primarily due to higher staff-related expenses, occupancy costs, outside marketing expenses and legal fees. These increases were partially offset by lower European marketing expenses resulting from the favorable effects of foreign currency exchange rates and lower expenses related to the Johnson & Johnson spillover arbitration.

 Legal award/assessment

   Included in the fourth quarter of 1998 was a credit of $23 million which reflected reduced uncertainty for the Company's potential spillover liability to Johnson & Johnson for the 1995-1997 period. During the third quarter of 1997, the Company recorded a charge of $157 million relating to a spillover arbitration award to Johnson & Johnson. See Note 4 to the Consolidated Financial Statements--"Johnson & Johnson arbitrations".

 Interest and other income

   In 1998, interest and other income decreased $26.9 million or 37% over the prior year. This decrease was primarily due to the write-downs of certain non-current assets, primarily cost method equity investments, partially offset by a gain realized on the sale of stock in an unaffiliated company. In 1997, interest and other income increased $9 million or 14% over the prior year. This increase was primarily due to higher interest income generated from the Company's investment portfolio as a result of higher average cash balances.

 Income taxes

   The Company's effective tax rate was 29.5%, 25.2% and 29.4% for 1998, 1997 and 1996, respectively. The tax rate in all three years reflected the tax benefits from the sale of products manufactured in the Company's Puerto Rico fill-and-finish facility. The 1998 tax rate increased as a result of higher pretax income in combination with a provision in the federal tax law which took effect in 1998 that caps tax benefits associated with the Company's Puerto Rico operations at the 1995 income level. The lower tax rate during 1997 compared with 1996 and 1998 is primarily the result of reduced pretax income due to the legal assessment recorded in the third quarter of 1997 (see "--Legal award/assessment") without a corresponding reduction in tax benefits related to Puerto Rican operations. During 1996, the federal research and experimentation tax credit (the "R&E credit") was in effect for only six months compared with the entire year for 1997 and 1998.

 Foreign currency transactions

   The Company has a program to manage certain portions of its exposure to fluctuations in foreign currency exchange rates arising from international operations. The Company generally hedges certain of its assets and liabilities with foreign currency forward contracts, which typically mature within one to three months. The Company uses foreign currency option contracts and forward contracts which generally expire within 12 months to hedge certain anticipated future sales and expenses. At December 31, 1998, outstanding foreign currency option and forward contracts totaled $66.5 million and $47.4 million, respectively.

 Year 2000

   The Year 2000 problem (the "Year 2000 Problem") results from computer programs and devices that do not differentiate between the year 1900 and the year 2000 because they were written using two digits rather than four to define the applicable year; accordingly, computer systems that have time-sensitive calculations may not properly recognize the year 2000. This could result in system failures or miscalculations causing disruptions of the Company's operations, including, without limitation, manufacturing, distribution, clinical development, research and other business activities. The Year 2000 Problem is likely to affect the Company's computer hardware, software, systems, devices, applications and manufacturing equipment, including without limitation, its non-information technology systems (such as elevators, HVAC equipment, security systems and other equipment containing embedded technology such as microcontrollers) (collectively, "Computer Systems"). Amgen is not currently year 2000 compliant. Like many corporations, the Company does not have any previous experience with an issue like the Year 2000 Problem. The Year 2000 Problem potentially affects the Company across its worldwide locations and within substantially all of its business activities. Although the Company believes it is developing an appropriate program to address the Year 2000 Problem, it cannot guarantee that its program will succeed or will be timely. The following is a discussion of the Company's year 2000 program.

   Amgen has conducted an initial review of its Computer Systems to identify those areas that could be affected by the Year 2000 Problem and has established a program to address year 2000 issues. The Company is evaluating its functional areas and site locations worldwide. Additionally, the Company has appointed a program manager for year 2000 compliance. The Company has identified the following three principal areas of potential Computer Systems exposure at Amgen to the Year 2000 Problem, in addition to supplier and customer issues which are discussed elsewhere:

  -- Process Control, Instruments and Environmental Monitoring and Control
     Systems: these types of systems are used in the Company's manufacturing and clinical trial processes, among other operations. These generally are systems, devices and instruments which utilize date functionality and generate, send, receive or manipulate date-stamped data and signals. These systems may be found in data acquisition/processing software, laboratory instrumentation and other equipment with embedded code, for example. These devices and instruments may be controlled by installed software, firmware or other embedded control algorithms.

  -- Servers, Desktops and Infrastructure: these generally are desktop computers (PCs and Macintosh) and server computer equipment (NT and UNIX), telecommunications, local area networks, wide area networks, and include system hardware, firmware, installed commercial application software, e-mail, video teleconferencing and electronic calendaring systems, for example.

  -- Custom Applications and Business Systems: these generally are systems which the Company either wrote or for which the Company has purchased the source code, or applications purchased from an external vendor. These systems include applications developed or purchased by a functional area on computer systems located within Amgen's corporate departments and operated by departmental personnel, such as Amgen's core business systems (including financial systems and sales operations systems), fund transfer systems and personnel management systems.

   Amgen has planned an inventory, business risk assessment, remediation, testing and implementation phase in these areas. The Company plans to test appropriate Computer Systems and implement them in their year 2000-compliant form following remediation. The Company has substantially completed the inventory phase and the business risk assessment phase. The Company has revised its deadlines for the remaining phases and expects to have substantially completed the remediation, testing and implementation phases by May 31, 1999, July 31, 1999 and September 30, 1999, respectively. Year 2000 compliance testing of the Company's Computer Systems has commenced in some areas. Since the commencement of its year 2000 efforts, the Company has in the past missed some deadlines at various stages of developing and implementing its program. However, some schedule slippage has been recovered and the Company is working to recover others. The Company is currently behind schedule in some projects. The Company cannot guarantee that it will meet internal or external deadlines for year 2000 compliance.

   The Company is using both internal and external resources to identify, correct/reprogram and test its Computer Systems for year 2000 compliance. However, the Company cannot guarantee that these resources will be available at a reasonable cost or at all, due, in part, to competing demands for these resources which the Company anticipates will increase as January 1, 2000 nears. Further, while the Company plans to complete modifications of its business critical Computer Systems prior to the year 2000, if modifications of such business critical Computer Systems, or Computer Systems of Suppliers (as defined below) are not completed in a timely manner, the Year 2000 Problem could have a material adverse effect on the operations and financial position of the Company.

   The Company has begun to identify critical providers of information, goods and services ("Suppliers") in order to assess their year 2000 compliance/readiness. Suppliers will be prioritized based on business criticality and year 2000 surveys will be sent to them. The Company plans to have distributed such surveys by March 30, 1999, although some Suppliers have been contacted already. Although the Company cannot control Suppliers' response time or rate to the Company's surveys, the Company hopes to have assessed survey responses by May 31, 1999 and confirmed year 2000 readiness of selected Suppliers by August 31, 1999. The Company does not intend to contact entities that are not critical and cannot guarantee that such entities will be year 2000 compliant. The Company plans to visit selected Suppliers to confirm their year 2000 compliance. In some cases, the Company also plans to stock extra inventory and qualify alternate suppliers, although the Company cannot guarantee the availability of additional supplies or the year 2000 compliance of alternate suppliers. The failure of Suppliers to become year 2000 compliant on a timely basis, or at all, could have a material adverse effect on the Company. The Company is also working to identify its key customers and to understand year 2000 exposure and compliance in that area. However, the Company believes that the failure of its key customers to become year 2000 compliant on a timely basis, or at all, could have a material adverse effect on the Company.

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

   The Company does not currently have a year 2000 contingency plan established. However, the Company is in the process of developing a "reasonably likely worst case year 2000 scenario" and identifying the principal risks to Amgen. Once such a scenario has been established the Company will develop a contingency plan. The Company has revised its deadlines for finalizing and implementing a contingency plan and anticipates finalizing a contingency plan by mid-1999 and implementing such plan by November 1999.

   As of December 31, 1998, total expenditures related to the Company's year 2000 program, including, without limitation, anticipated upgrades, remediation and new Computer Systems, are expected to range from $40 million to $60 million, approximately one-third of which is expected to be capital expenditures. However, these amounts are only estimates and are based on information currently available to the Company; the Company cannot guarantee that these amounts will be adequate to address the Company's year 2000 compliance needs. As of December 31, 1998, the Company estimates that it had incurred approximately $11 million in its year 2000 efforts, including without limitation, internal staff costs, outside consulting fees and Computer Systems upgrades.

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

Financial Outlook

   The Company believes that dialysis providers have increased doses primarily in response to the June HCFA Revisions and due to certain dialysis providers using hemoglobin instead of hematocrit to measure red blood cell counts (see "Results of Operations--Product sales--EPOGEN(R) (Epoetin alfa)"). The Company also believes that increases in the U.S. dialysis patient population and dose will continue to grow EPOGEN(R) sales in the near term. Patients receiving treatment for end stage renal disease are covered primarily under medical programs provided by the federal government. Therefore, EPOGEN(R) sales may also be affected by future changes in reimbursement rates or a change in the basis for reimbursement by the federal government.

   The Clinton administration has proposed a Medicare cost savings plan which includes a provision for cutting Medicare reimbursement of EPOGEN(R) by 10%. This proposal will be addressed during the federal government's fiscal year 2000 budget process. The Company believes the proposal, if enacted, would primarily affect dialysis providers that use EPOGEN(R) and it is difficult to predict its impact on Amgen.

   Future NEUPOGEN(R) sales growth is dependent primarily upon further penetration of existing markets, the timing and nature of additional indications for which the product may be approved and the effects of competitive products. Although not approved or promoted for use in Amgen's domestic or foreign markets, except for Australia and Canada, the Company believes that currently approximately 5% of its worldwide NEUPOGEN(R) sales are from off-label use as a supportive therapy to various AIDS treatments. Changes in AIDS therapies, including protease inhibitors that may be less myelosuppressive, are believed to have adversely affected and may continue to adversely affect such sales. NEUPOGEN(R) usage is expected to continue to be affected by cost containment pressures on health care providers worldwide. In addition, reported NEUPOGEN(R) sales will continue to be affected by changes in foreign currency exchange rates, government budgets and increased competition in Europe.

   Generally, in the U.S. the cost of drugs and biologicals administered to Medicare-eligible patients receiving outpatient services, such as chemotherapy infusion, is reimbursed under Medicare only if those drugs and biologicals qualify for coverage under Medicare Part B. Generally, drugs and biologicals that are "usually self-administered" are not covered by Medicare. However, Medicare does pay for some drugs and biologicals that are furnished incident to a physician's services. Currently, NEUPOGEN(R) is reimbursed by HCFA under Medicare Part B. HCFA has established broad Medicare coverage policies and, in some cases, interpretations of its policies. However, the Medicare program is administered by a local carrier (typically a private insurance organization that contracts with HCFA) in each state, which is overseen by a medical director under contract with HCFA. These carriers and medical directors have the authority to interpret Medicare reimbursement coverage policies. The Company is aware that medical directors in a few states have preliminarily considered that NEUPOGEN(R) should not be eligible for reimbursement under Medicare Part B principally because, in their opinions, it is "usually self-administered" when delivered subcutaneously. Although to date no local carrier has adopted guidelines or coverage policies that would exclude NEUPOGEN(R) from Medicare Part B coverage, there can be no assurance that these or other carriers or HCFA will not in the future adopt interpretations or guidelines under Medicare Part B or otherwise, that could exclude or limit reimbursement for NEUPOGEN(R). Any guidelines or policies that limit or eliminate reimbursement for NEUPOGEN(R) could adversely affect NEUPOGEN(R) sales.

   The Clinton administration has proposed a reduction in the basis upon which Medicare reimburses for outpatient prescription drugs from the current 95% average wholesale price ("AWP") to a proposed level of 83% AWP. This proposal would impact reimbursement of NEUPOGEN(R). The Company believes that this new recommendation, if enacted, would primarily affect customers that use NEUPOGEN(R) and it is difficult to predict its impact on Amgen.

   INFERGEN(R) (Interferon alfacon-1) was launched in October 1997 for the treatment of chronic hepatitis C virus infection. There are other treatments, including a new therapy launched in 1998, for this infection against which INFERGEN(R) competes. The Company cannot predict the extent to which it will penetrate this market. The Company is presently engaged in certain litigation related to INFERGEN(R), as described in "Item 3. Legal Proceedings--INFERGEN(R) litigation".

   Except for the historical information contained herein, the matters discussed herein are by their nature forward-looking. Investors are cautioned that forward-looking statements or projections made by the Company, including those made in this document, are subject to risks and uncertainties that may cause actual results to differ materially from those projected. Reference is made in particular to forward-looking statements regarding product sales, earnings per share and expenses. Amgen operates in a rapidly changing environment that involves a number of risks, some of which are beyond the Company's control. Future operating results and the Company's stock price may be affected by a number of factors, including, without limitation: (i) the results of preclinical and clinical trials; (ii) regulatory approvals of product candidates, new indications and manufacturing facilities; (iii) reimbursement for Amgen's products by governments and private payors;
(iv) health care guidelines and policies relating to Amgen's products; (v) intellectual property matters (patents) and the results of litigation; (vi) competition; (vii) fluctuations in operating results and (viii) rapid growth of the Company. These factors and others are discussed herein and in the sections appearing in "Item 1. Business--Factors That May Affect Amgen", which sections are incorporated herein by reference.

Legal Matters

   The Company is engaged in arbitration proceedings with one of its licensees. For a discussion of these matters, see Note 4 to the Consolidated Financial Statements.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Interest income earned on the Company's investment portfolio is affected by changes in the general level of U.S. interest rates. The Company's short-term borrowings effectively bear interest at variable rates and therefore, changes in U.S. interest rates affect interest expense incurred thereon. The Company has reduced this exposure to interest rate changes by entering into an interest rate swap agreement that effectively changes interest expense incurred on a portion of its short-term borrowings to a fixed rate. Changes in interest rates do not affect interest expense incurred on the Company's long-term borrowings because they all bear interest at fixed rates. The following tables provide information about the Company's financial instruments that are sensitive to changes in interest rates. For the Company's investment portfolio and debt obligations, the table presents principal cash flows and related weighted-average interest rates by expected maturity dates. Additionally, the Company has assumed its available-for-sale debt securities, comprised primarily of corporate debt instruments and treasury securities, are similar enough to aggregate those securities for presentation purposes. For the interest rate swap, the table presents the notional amount and weighted-average interest rates by contractual maturity date. The notional amount is used to calculate the contractual cash flows to be exchanged under the contract.

                           Interest Rate Sensitivity
              Principal Amount by Expected Maturity as of 12/31/97
                             Average Interest Rate
                             (Dollars in millions)

                                                                                    Fair
                                                                                   Value
                          1998    1999    2000   2001   2002  Thereafter  Total   12/31/97
                         ------  ------  ------  -----  ----  ---------- -------- --------
Available-for-sale debt
 securities............. $451.5  $268.2  $227.1  $65.2  $5.0       --    $1,017.0 $1,029.7
Interest rate...........    6.5%    7.0%    6.9%   5.7%  6.3%      --
Long-term debt
 (including current
 portion)............... $ 30.0  $  6.0     --     --    --     $223.0   $  259.0 $  276.3
Interest rate...........    5.6%    5.5%    --     --    --        7.2%

                           Interest Rate Sensitivity
              Principal Amount by Expected Maturity as of 12/31/98
                             Average Interest Rate
                             (Dollars in millions)

                                                                                     Fair
                                                                                    Value
                          1999    2000    2001   2002   2003   Thereafter  Total   12/31/98
                         ------  ------  ------  -----  -----  ---------- -------- --------
Available-for-sale debt
 securities............. $341.5  $524.3  $244.2  $65.1  $71.9       --    $1,247.0 $1,266.2
Interest rate...........    6.1%    5.7%    5.9%   6.6%   6.7%      --
Commercial paper........ $100.0     --      --     --     --        --    $  100.0 $  100.0
Interest rate...........    5.4%    --      --     --     --        --
Long-term debt
 (including current
 portion)............... $  6.0     --      --     --   $23.0    $200.0   $  229.0 $  255.0
Interest rate...........    5.5%    --      --     --     6.2%      7.3%
Interest rate swap
 related to commercial
 paper issuances:
Pay fixed/receive
 variable...............    --   $ 50.0     --     --     --        --    $   50.0 $   (0.2)
Avg. pay rate...........    --      5.3%    --     --     --        --
Avg. receive rate.......    --      5.0%    --     --     --        --

   The Company is exposed to equity price risks on the marketable portion of equity securities included in its portfolio of investments entered into for the promotion of business and strategic objectives. These investments are generally in small capitalization stocks in the biotechnology industry sector. The Company typically does not attempt to reduce or eliminate its market exposure on these securities. A 20% adverse change in equity prices would result in an approximate $12 million and $18 million decrease in the fair value of the Company's available-for-sale equity securities at December 31, 1998 and 1997, respectively.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The information required by this item is incorporated herein by reference to the financial statements listed in Item 14(a) of Part IV of this Form 10-K Annual Report.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

   None.

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   Information concerning the directors of the Company is incorporated by reference to the section entitled "Election of Directors" in the Company's definitive Proxy Statement with respect to the Company's 1999 Annual Meeting to be filed with the Securities and Exchange Commission within 120 days of December 31, 1998 (the "Proxy Statement"). For information concerning the executive officers of the Company, see "Item 1. Business--Executive Officers of the Registrant".

Item 11. EXECUTIVE COMPENSATION

   The section labeled "Executive Compensation" appearing in the Company's Proxy Statement is incorporated herein by reference, except for such information as need not be incorporated by reference under rules promulgated by the Securities and Exchange Commission.

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

                                    PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (a)1. Index to Financial Statements

   The following Financial Statements are included herein:

                                                                       Page
                                                                      Number
                                                                    ----------
Report of Ernst & Young LLP, Independent Auditors..................        F-1
Consolidated Statements of Operations for each of the three years
 in the period ended December 31, 1998.............................        F-2
Consolidated Balance Sheets at December 31, 1998 and 1997..........        F-3
Consolidated Statements of Stockholders' Equity for each of the
 three years in the period ended December 31, 1998.................        F-4
Consolidated Statements of Cash Flows for each of the three years
 in the period ended December 31, 1998.............................        F-5
Notes to Consolidated Financial Statements......................... F-6 - F-22

   (a)2. Index to Financial Statement Schedules

   The following Schedules are filed as part of this Form 10-K Annual Report:

                                                                           Page
                                                                          Number
                                                                          ------
II Valuation Accounts....................................................  F-23

   All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated statements or notes thereto.

   (a)3. Exhibits

 Exhibit
   No.                                 Description
 -------                               -----------
  3.1    Restated Certificate of Incorporation as amended.(17)
  3.2    Amended and Restated Bylaws.(25)
  4.1    Indenture dated January 1, 1992 between the Company and Citibank N.A., as trustee.(8)
  4.2    First Supplement to Indenture, dated February 26, 1997 between the
          Company and Citibank N.A., as trustee.(14)
  4.3    Officer's Certificate pursuant to Sections 2.1 and 2.3 of the
          Indenture, as supplemented, establishing a series of securities "8-
          1/8% Debentures due April 1, 2097."(16)
  4.4    8-1/8% Debentures due April 1, 2097.(16)
  4.5    Form of stock certificate for the common stock, par value $.0001 of the Company.(17)
  4.6    Officer's Certificate pursuant to Sections 2.1 and 2.3 of the
          Indenture, dated as of January 1, 1992, as supplemented by the First supplemental Indenture, dated as of February 26, 1997, each between the Company and Citibank, N.A., as Trustee, establishing a series of securities entitled "6.50% Notes Due December 1, 2007".(20)
  4.7    6.50% Notes Due December 1, 2007 described in Exhibit 4.6.(20)
  4.8    Corporate Commercial Paper--Master Note between and among Amgen Inc., as Issuer, Cede & Co., as nominee of The Depository Trust Company and
          Citibank, N.A. as Paying Agent.(23)

 Exhibit
   No.                                 Description
 -------                               -----------
 10.1*+  Company's Amended and Restated 1991 Equity Incentive Plan.
 10.2*+  Sixth Amendment to the Company's Amended and Restated Retirement and
          Savings Plan as amended and restated April 1, 1996.
 10.3    Shareholder's Agreement of Kirin-Amgen, Inc., dated May 11, 1984, between the Company and Kirin Brewery Company, Limited (with certain confidential information deleted therefrom).(1)
 10.4    Amendment Nos. 1, 2, and 3, dated March 19, 1985, July 29, 1985 and
          December 19, 1985, respectively, to the Shareholder's Agreement of
          Kirin-Amgen, Inc., dated May 11, 1984 (with certain confidential information deleted therefrom).(3)
 10.5    Product License Agreement, dated September 30, 1985, and Technology
          License Agreement, dated, September 30, 1985 between the Company and
          Ortho Pharmaceutical Corporation (with certain confidential information deleted therefrom).(2)
 10.6    Product License Agreement, dated September 30, 1985, and Technology
          License Agreement, dated September 30, 1985 between Kirin-Amgen, Inc.
          and Ortho Pharmaceutical Corporation (with certain confidential information deleted therefrom).(3)
 10.7+   Company's Amended and Restated Employee Stock Purchase Plan.(12)
 10.8    Research, Development Technology Disclosure and License Agreement PPO,
          dated January 20, 1986, by and between the Company and Kirin Brewery
          Co., Ltd.(4)
 10.9    Amendment Nos. 4 and 5, dated October 16, 1986 (effective July 1,
          1986) and December 6, 1986 (effective July 1, 1986), respectively, to the Shareholders Agreement of Kirin-Amgen, Inc. dated May 11, 1984
          (with certain confidential information deleted therefrom).(5)
 10.10   Assignment and License Agreement, dated October 16, 1986, between the
          Company and Kirin-Amgen, Inc. (with certain confidential information deleted therefrom).(5)
 10.11   G-CSF European License Agreement, dated December 30, 1986, between
          Kirin-Amgen, Inc. and the Company (with certain confidential information deleted therefrom).(5)
 10.12   Research and Development Technology Disclosure and License Agreement:
          GM-CSF, dated March 31, 1987, between Kirin Brewery Company, Limited and the Company (with certain confidential information deleted therefrom).(5)
 10.13+  Company's Amended and Restated 1988 Stock Option Plan.(12)
 10.14+  Company's Amended and Restated Retirement and Savings Plan.(12)
 10.15   Amendment, dated June 30, 1988, to Research, Development, Technology
          Disclosure and License Agreement: GM-CSF dated March 31, 1987, between Kirin Brewery Company, Limited and the Company.(6)
 10.16   Agreement on G-CSF in Certain European Countries, dated January 1,
          1989, between Amgen Inc. and F. Hoffmann-La Roche & Co. Limited
          Company (with certain confidential information deleted therefrom).(7)
 10.17   Partnership Purchase Agreement, dated March 12, 1993, between the
          Company, Amgen Clinical Partners, L.P., Amgen Development
          Corporation, the Class A limited partners and the Class B limited partner.(9)
 10.18+  Amgen Inc. Supplemental Retirement Plan (As Amended and Restated
          Effective January 1, 1998).(23)
 10.19   Promissory Note of Mr. Kevin W. Sharer, dated June 4, 1993.(10)
 10.20+  Amgen Performance Based Management Incentive Plan.(15)
 10.21   Credit Agreement, dated as of May 28, 1998, among Amgen Inc., the
          Borrowing Subsidiaries named therein, the Banks named therein,
          Citibank, N.A., as Issuing Bank, and Citicorp USA, Inc., as
          Administrative Agent.(24)

 Exhibit
   No.                                 Description
 -------                               -----------
 10.22   Promissory Note of Mr. George A. Vandeman, dated December 15,
          1995.(11)
 10.23   Promissory Note of Mr. George A. Vandeman, dated December 15,
          1995.(11)
 10.24   Promissory Note of Mr. Stan Benson, dated March 19, 1996.(11)
 10.25+  Amendment No. 1 to the Company's Amended and Restated Retirement and
          Savings Plan.(12)
 10.26+  Amendment Number 5 to the Company's Amended and Restated Retirement
          and Savings Plan dated January 1, 1993.(15)
 10.27+  Amendment Number 2 to the Company's Amended and Restated Retirement
          and Savings Plan dated April 1, 1996.(15)
 10.28*+ Amgen Inc. Change of Control Severance Plan effective as of October
          20, 1998.
 10.29   Preferred Share Rights Agreement, dated February 18, 1997, between
          Amgen Inc. and American Stock Transfer and Trust Company, Rights
          Agent.(13)
 10.30+  Agreement, dated May 30, 1995, between the Company and George A.
          Vandeman.(15)
 10.31+  First Amendment, effective January 1, 1998, to the Company's Amended and Restated Employee Stock Purchase Plan.(18)
 10.32+  Third Amendment, effective January 1, 1997, to the Company's Amended and Restated Retirement and Savings Plan dated April 1, 1996.(18)
 10.33   Heads of Agreement dated April 10, 1997, between the Company and Kirin
          Amgen, Inc., on the one hand, and F. Hoffmann-La Roche Ltd, on the other hand (with certain confidential information deleted
          therefrom).(18)
 10.34   Binding Term Sheet, dated August 20, 1997, between Guilford
          Pharmaceuticals Inc. and GPI NIL Holdings, Inc., and Amgen Inc. (with certain confidential information deleted therefrom).(19)
 10.35   Promissory Note of Ms. Kathryn E. Falberg, dated April 7, 1995.(21)
 10.36   Promissory Note of Mr. Edward F. Garnett, dated July 18, 1997.(21)
 10.37+  Fourth Amendment to the Company's Amended and Restated Retirement and
          Savings Plan as amended and restated effective April 1, 1996.(21)
 10.38+  Fifth Amendment to the Company's Amended and Restated Retirement and
          Savings Plan as amended and restated effective April 1, 1996. (21)
 10.39+  Company's Amended and Restated 1987 Directors' Stock Option Plan.(15)
 10.40   Amended and Restated Agreement on G-CSF in the EU between Amgen Inc.
          and F. Hoffmann-La Roche Ltd (with certain confidential information deleted therefrom).(23)
 10.41   Collaboration and License Agreement, dated December 15, 1997, between the Company, GPI NIL Holdings, Inc. and Guilford Pharmaceuticals Inc.
          (with certain confidential information deleted therefrom).(22)
 21*     Subsidiaries of the Company.
 23      Consent of Ernst & Young LLP, Independent Auditors. The consent set forth as page 47 is incorporated herein by reference.
 24      Power of Attorney. The Power of Attorney set forth on page 46 is incorporated herein by reference.
 27*     Financial Data Schedule for the Year Ended December 31, 1998.
 27.1*   Amended and Restated--Financial Data Schedule for the Year Ended
          December 31, 1997; and for the Year Ended December 31, 1996.

 Exhibit
   No.                                 Description
 -------                               -----------
 27.2*   Amended and Restated--Financial Data Schedule for the Nine Months
          Ended September 30, 1998; for the Six Months Ended June 30, 1998; and
          for the Three Months Ended March 31, 1998.
 27.3*   Amended and Restated--Financial Data Schedule for the Nine Months
          Ended September 30, 1997; for the Six Months Ended June 30, 1997; and
          for the Three Months Ended March 31, 1997.

--------
  * Filed herewith.
  + Management contract or compensatory plan or arrangement.
 (1) Filed as an exhibit to the Annual Report on Form 10-K for the year ended March 31, 1984 on June 26, 1984 and incorporated herein by reference.
 (2) Filed as an exhibit to Quarterly Report on Form 10-Q for the quarter ended September 30, 1985 on November 14, 1985 and incorporated herein by reference.
 (3) Filed as an exhibit to Quarterly Report on Form 10-Q for the quarter ended December 31, 1985 on February 3, 1986 and incorporated herein by reference.
 (4) Filed as an exhibit to Amendment No. 1 to Form S-1 Registration Statement (Registration No. 33-3069) on March 11, 1986 and incorporated herein by reference.
 (5) Filed as an exhibit to the Form 10-K Annual Report for the year ended March 31, 1987 on May 18, 1987 and incorporated herein by reference.
 (6) Filed as an exhibit to Form 8 amending the Quarterly Report on Form 10-Q for the quarter ended June 30, 1988 on August 25, 1988 and incorporated herein by reference.
 (7) Filed as an exhibit to the Form 8 dated November 8, 1989, amending the Annual Report on Form 10-K for the year ended March 31, 1989 on June 28, 1989 and incorporated herein by reference.
 (8) Filed as an exhibit to Form S-3 Registration Statement dated December 19, 1991 and incorporated herein by reference.
 (9) Filed as an exhibit to the Form 8-A dated March 31, 1993 and incorporated herein by reference.
(10) Filed as an exhibit to the Form 10-Q for the quarter ended September 30, 1993 on November 12, 1993 and incorporated herein by reference.
(11) Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1995 on March 29, 1996 and incorporated herein by reference.
(12) Filed as an exhibit to the Form 10-Q for the quarter ended September 30, 1996 on November 5, 1996 and incorporated herein by reference.
(13) Filed as an exhibit to the Form 8-K Current Report dated February 18, 1997 on February 28, 1997 and incorporated herein by reference.
(14) Filed as an exhibit to the Form 8-K Current Report dated March 14, 1997 on March 14, 1997 and incorporated herein by reference.
(15) Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1996 on March 24, 1997 and incorporated herein by reference.
(16) Filed as an exhibit to the Form 8-K Current Report dated April 8, 1997 on April 8, 1997 and incorporated herein by reference.
(17) Filed as an exhibit to the Form 10-Q for the quarter ended March 31, 1997 on May 13, 1997 and incorporated herein by reference.
(18) Filed as an exhibit to the Form 10-Q for the quarter ended June 30, 1997 on August 12, 1997 and incorporated herein by reference.
(19) Filed as exhibit 10.47 to the Guilford Form 8-K Current Report dated August 20, 1997 on September 4, 1997 and incorporated herein by reference.
(20) Filed as an exhibit to the Form 8-K Current Report dated and filed on December 5, 1997 and incorporated herein by reference.
(21) Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1997 on March 24, 1998 and incorporated herein by reference.
(22) Filed as Exhibit 10.40 to the Guilford Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.

(23) Filed as an exhibit to the Form 10-Q for the quarter ended March 31, 1998 on May 13, 1998 and incorporated herein by reference.
(24) Filed as an exhibit to the Form 10-Q for the quarter ended June 30, 1998 on August 14, 1998 and incorporated herein by reference.
(25) Filed as an exhibit to the Form 10-Q for the quarter ended September 30, 1998 on November 16, 1998 and incorporated herein by reference.

   (b) Reports on Form 8-K

   None.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          AMGEN INC.
                                          (Registrant)

                                                 /s/ Kathryn E. Falberg
Date: 3/16/99                             By: _________________________________
                                                   Kathryn E. Falberg
                                             Senior Vice President, Finance
                                               and Chief Financial Officer

                               POWER OF ATTORNEY

   KNOW ALL MEN AND WOMEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Kathryn E. Falberg and Marc M.P. de Garidel, or either of them, his or her attorney-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

             Signature                           Title                  Date
             ---------                           -----                  ----

      /s/ Gordon M. Binder           Chairman of the Board, Chief  March 16, 1999
____________________________________  Executive Officer and
          Gordon M. Binder            Director (Principal
                                      Executive Officer)

      /s/ Kevin W. Sharer            President, Chief Operating    March 16, 1999
____________________________________  Officer and Director
          Kevin W. Sharer

     /s/ Kathryn E. Falberg          Senior Vice President,        March 16, 1999
____________________________________  Finance and Chief Financial
         Kathryn E. Falberg           Officer

    /s/ Marc M.P. de Garidel         Vice President, Controller    March 16, 1999
____________________________________  and Chief Accounting
        Marc M.P. de Garidel          Officer

   /s/ William K. Bowes, Jr.         Director                      March 16, 1999
____________________________________
       William K. Bowes, Jr.

      /s/ Jerry D. Choate            Director                      March 16, 1999
____________________________________
          Jerry D. Choate

     /s/ Frederick W. Gluck          Director                      March 16, 1999
____________________________________
         Frederick W. Gluck

  /s/ Franklin P. Johnson, Jr.       Director                      March 16, 1999
____________________________________
      Franklin P. Johnson, Jr.

       /s/ Steven Lazarus            Director                      March 16, 1999
____________________________________
           Steven Lazarus

      /s/ Gilbert S. Omenn           Director                      March 16, 1999
____________________________________
          Gilbert S. Omenn

      /s/ Judith C. Pelham           Director                      March 16, 1999
____________________________________
          Judith C. Pelham

                                                                      EXHIBIT 23

               CONSENT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

   We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 33-5111) pertaining to the 1984 Stock Option Plan, 1981 Incentive Stock Option Plan and Nonqualified Stock Option Plan of Amgen Inc., in the Registration Statement (Form S-8 No. 33-24013) pertaining to the Amended and Restated 1988 Stock Option Plan of Amgen Inc., in the Registration Statement (Form S-8 No. 33-39183) pertaining to the Amended and Restated Employee Stock Purchase Plan, in the Registration Statement (Form S-8 No. 33-39104) pertaining to the Amended and Restated Amgen Retirement and Savings Plan, in the Registration Statements (Form S-3/S-8 No. 33-29791 and Form S-8 No. 33-42501) pertaining to the Amended and Restated 1987 Directors' Stock Option Plan, in the Registration Statement (Form S-8 No.33-42072) pertaining to the Amgen Inc. Amended and Restated 1991 Equity Incentive Plan, in the Registration Statement (Form S-8 No. 33-47605) pertaining to the Retirement and Savings Plan for Amgen Puerto Rico, Inc., in the Registration Statement (Form S-8 No. 333-44727) pertaining to the Amgen Inc. 1997 Special Non-Officer Equity Incentive Plan, in the Registration Statement (Form S-3 No. 333-40405) of Amgen Inc., in the Registration Statement (Form S-8 No. 333-62735) pertaining to the Amgen Inc. Amended and Restated 1997 Special Non-Officer Equity Incentive Plan and in the Registration Statement (Form S-3 No. 333-53929) pertaining to the Amgen Inc. 1997 Special Non-Officer Equity Incentive Plan, the Amgen Inc. Amended and Restated 1991 Equity Incentive Plan, the Amended and Restated 1988 Stock Option Plan of Amgen Inc. and the Amended and Restated 1987 Directors' Stock Option Plan and in the related Prospectuses of our report dated January 26, 1999, with respect to the consolidated financial statements and financial statement schedule of Amgen Inc. included in this Annual Report (Form 10-K) for the year ended December 31, 1998.

                                          /s/ Ernst & Young LLP

Los Angeles, California
March 16, 1999

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders of Amgen Inc.

   We have audited the accompanying consolidated balance sheets of Amgen Inc. as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Amgen Inc. at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          /s/ Ernst & Young LLP

Los Angeles, California
January 26, 1999

                                   AMGEN INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                  Years ended December 31, 1998, 1997 and 1996
                      (In millions, except per share data)

                                1998      1997      1996
                              --------  --------  --------
Revenues:
  Product sales.............  $2,514.4  $2,219.8  $2,088.2
  Corporate partner
   revenues.................     127.9     125.9     109.9
  Royalty income............      75.9      55.3      41.7
                              --------  --------  --------
    Total revenues..........   2,718.2   2,401.0   2,239.8
                              --------  --------  --------
Operating expenses:
  Cost of sales.............     345.2     300.8     283.2
  Research and development..     663.3     630.8     528.3
  Selling, general and
   administrative...........     515.4     483.8     470.6
  Loss of affiliates, net...      28.6      36.1      52.8
  Legal (award) assessment..     (23.0)    157.0       --
                              --------  --------  --------
    Total operating
     expenses...............   1,529.5   1,608.5   1,334.9
                              --------  --------  --------
Operating income............   1,188.7     792.5     904.9
Other income (expense):
  Interest and other income,
   net......................      45.7      72.6      63.6
  Interest expense, net.....     (10.0)     (3.7)     (6.2)
                              --------  --------  --------
    Total other income
     (expense)..............      35.7      68.9      57.4
                              --------  --------  --------
Income before income taxes..   1,224.4     861.4     962.3
Provision for income taxes..     361.2     217.1     282.5
                              --------  --------  --------
Net income..................  $  863.2  $  644.3  $  679.8
                              ========  ========  ========
Earnings per share:
  Basic.....................  $   1.69  $   1.22  $   1.28
  Diluted...................  $   1.63  $   1.17  $   1.21
Shares used in calculation
 of earnings per share:
  Basic.....................     510.1     528.3     529.7
  Diluted...................     528.7     549.3     561.4


                            See accompanying notes.

                                   AMGEN INC.

                          CONSOLIDATED BALANCE SHEETS

                           December 31, 1998 and 1997
                      (In millions, except per share data)

                                                              1998      1997
                                                            --------  --------
                          ASSETS
                          ------
Current assets:
  Cash and cash equivalents................................ $  201.1  $  239.1
  Marketable securities....................................  1,074.9     787.4
  Trade receivables, net of allowance for doubtful accounts
   of $17.1 in 1998 and $14.2 in 1997......................    319.9     269.0
  Inventories..............................................    110.8     109.2
  Other current assets.....................................    156.6     138.8
                                                            --------  --------
    Total current assets...................................  1,863.3   1,543.5
Property, plant and equipment at cost, net.................  1,450.2   1,186.2
Investments in affiliated companies........................    120.9     116.9
Other assets...............................................    237.8     263.6
                                                            --------  --------
                                                            $3,672.2  $3,110.2
                                                            ========  ========
           LIABILITIES AND STOCKHOLDERS' EQUITY
           ------------------------------------
Current liabilities:
  Accounts payable......................................... $  121.6  $  103.9
  Commercial paper.........................................     99.7       --
  Accrued liabilities......................................    659.7     608.0
  Current portion of long-term debt........................      6.0      30.0
                                                            --------  --------
    Total current liabilities..............................    887.0     741.9
Long-term debt.............................................    223.0     229.0
Contingencies
Stockholders' equity:
  Preferred stock; $.0001 par value; 5 shares authorized;
   none issued or outstanding..............................      --        --
  Common stock and additional paid-in capital; $.0001 par
   value; 750 shares authorized; outstanding--509.2 shares
   in 1998 and 516.6 shares in 1997........................  1,671.9   1,218.2
  Retained earnings........................................    894.3     943.2
  Accumulated other comprehensive loss.....................     (4.0)    (22.1)
                                                            --------  --------
    Total stockholders' equity.............................  2,562.2   2,139.3
                                                            --------  --------
                                                            $3,672.2  $3,110.2
                                                            ========  ========

                            See accompanying notes.

                                   AMGEN INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  Years ended December 31, 1998, 1997 and 1996
                                 (In millions)

                                      Common
                                    stock and             Accumulated
                                    additional               other
                          Number of  paid-in   Retained  comprehensive
                           shares    capital   earnings  income/(loss)  Total
                          --------- ---------- --------  ------------- --------
Balance at December 31,
 1995...................    531.5    $  868.0  $ 807.0       $(3.2)    $1,671.8
                                                                       --------
Comprehensive Income:
  Net income............      --          --     679.8         --         679.8
  Other comprehensive
   income, net of tax:
    Foreign currency
     translation
     adjustments........      --          --       --          0.9          0.9
                                                                       --------
      Total other
       comprehensive
       income...........      --          --       --          --           0.9
                                                                       --------
Comprehensive income....      --          --       --          --         680.7
Issuance of common stock
 upon the exercise of
 stock options and in
 connection with an
 employee stock purchase
 plan...................     13.3       112.6      --          --         112.6
Tax benefits related to
 stock options..........      --         48.6      --          --          48.6
Reclassification of put
 warrant obligation.....      --          --    (157.4)        --        (157.4)
Repurchases of common
 stock..................    (15.5)        --    (450.0)        --        (450.0)
                            -----    --------  -------       -----     --------
Balance at December 31,
 1996...................    529.3     1,029.2    879.4        (2.3)     1,906.3
                                                                       --------
Comprehensive Income:
  Net income............      --          --     644.3         --         644.3
  Other comprehensive
   loss, net of tax:
    Unrealized losses on
     securities, net of
     reclassification
     adjustments........      --          --       --         (1.1)        (1.1)
    Foreign currency
     translation
     adjustments........      --          --       --        (18.7)       (18.7)
                                                                       --------
      Total other
       comprehensive
       loss.............      --          --       --          --         (19.8)
                                                                       --------
Comprehensive income....      --          --       --          --         624.5
Issuance of common stock
 upon the exercise of
 stock options and in
 connection with an
 employee stock purchase
 plan...................     14.6       134.3      --          --         134.3
Tax benefits related to
 stock options..........      --         54.7      --          --          54.7
Reclassification of put
 warrant obligation.....      --          --     157.4         --         157.4
Repurchases of common
 stock..................    (27.3)        --    (737.9)        --        (737.9)
                            -----    --------  -------       -----     --------
Balance at December 31,
 1997...................    516.6     1,218.2    943.2       (22.1)     2,139.3
                                                                       --------
Comprehensive Income:
  Net income............      --          --     863.2         --         863.2
  Other comprehensive
   income, net of tax:
    Unrealized gains on
     securities, net of
     reclassification
     adjustments........      --          --       --          9.1          9.1
    Foreign currency
     translation
     adjustments........      --          --       --          9.0          9.0
                                                                       --------
      Total other
       comprehensive
       income...........      --          --       --          --          18.1
                                                                       --------
Comprehensive income....      --          --       --          --         881.3
Issuance of common stock
 upon the exercise of
 stock options and in
 connection with an
 employee stock purchase
 plan...................     21.3       345.5      --          --         345.5
Tax benefits related to
 stock options..........      --        108.2      --          --         108.2
Repurchases of common
 stock..................    (28.7)        --    (912.1)        --        (912.1)
                            -----    --------  -------       -----     --------
Balance at December 31,
 1998...................    509.2    $1,671.9  $ 894.3       $(4.0)    $2,562.2
                            =====    ========  =======       =====     ========

                            See accompanying notes.

                                   AMGEN INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Years ended December 31, 1998, 1997 and 1996
                                 (In millions)

                                                      1998     1997     1996
                                                    --------  -------  -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income....................................... $  863.2  $ 644.3  $ 679.8
  Depreciation and amortization....................    143.8    117.1    100.3
  Other non-cash expenses..........................     33.1      --       --
  Gain on sale of investments......................    (17.3)     --       --
  Deferred income taxes............................     (5.6)   (31.4)    25.6
  Loss of affiliates, net..........................     28.6     36.1     52.8
  Cash provided by (used in):
    Trade receivables, net.........................    (50.9)   (43.6)   (26.1)
    Inventories....................................     (1.6)   (11.8)    (8.6)
    Other current assets...........................    (21.2)     5.0    (11.8)
    Accounts payable...............................     17.7     28.9     20.6
    Accrued liabilities............................     51.7    158.3    (10.0)
                                                    --------  -------  -------
      Net cash provided by operating activities....  1,041.5    902.9    822.6
                                                    --------  -------  -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment.......   (407.8)  (387.8)  (266.9)
  Proceeds from maturities of marketable
   securities......................................     20.1    244.3    168.3
  Proceeds from sales of marketable securities.....    466.2    647.1    762.4
  Purchases of marketable securities...............   (766.3)  (767.5)  (854.8)
  Increase in investments in affiliated companies..     (6.5)    (3.3)   (14.6)
  Decrease (increase) in other assets..............     20.6    (35.0)  (104.6)
                                                    --------  -------  -------
      Net cash used in investing activities........   (673.7)  (302.2)  (310.2)
                                                    --------  -------  -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (decrease) in commercial paper..........     99.7      --     (69.7)
  Repayment of long-term debt......................    (30.0)  (118.2)     --
  Proceeds from issuance of long-term debt.........      --     200.0      --
  Net proceeds from issuance of common stock upon
   the exercise of stock options and in connection
   with an employee stock purchase plan............    345.5    134.3    112.6
  Tax benefits related to stock options............    108.2     54.7     48.6
  Repurchases of common stock......................   (912.1)  (737.9)  (450.0)
  Other............................................    (17.1)   (63.8)   (51.3)
                                                    --------  -------  -------
      Net cash used in financing activities........   (405.8)  (530.9)  (409.8)
                                                    --------  -------  -------
(Decrease) increase in cash and cash equivalents...    (38.0)    69.8    102.6
Cash and cash equivalents at beginning of period...    239.1    169.3     66.7
                                                    --------  -------  -------
Cash and cash equivalents at end of period......... $  201.1  $ 239.1  $ 169.3
                                                    ========  =======  =======

                            See accompanying notes.

                                   AMGEN INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1998

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

                                   AMGEN INC.

   The Company considers its investment portfolio and cost method equity investments available-for-sale as defined in Statement of Financial Accounting Standards ("SFAS") No. 115 and accordingly, these investments are recorded at fair value (see Note 9). There were no material unrealized gains or losses nor any material differences between the estimated fair values and costs of securities at December 31, 1998 and 1997. Realized gains and losses for the year ended December 31, 1998 were $17.3 million and $33.1 million, respectively. There were no material realized gains and losses for the years ended December 31, 1997 and 1996. The cost of securities sold is based on the specific identification method. The fair value of available-for-sale investments by type of security, contractual maturity and classification in the balance sheet are as follows (in millions):

                                                               December 31,
                                                           ------------------
                                                             1998      1997
                                                           --------  --------
   Type of security:
     Corporate debt securities............................ $  846.0  $  597.2
     U.S. Treasury securities and obligations of U.S.
      government agencies.................................    166.3     266.3
     Other interest bearing securities....................    253.9     166.2
                                                           --------  --------
       Total debt securities..............................  1,266.2   1,029.7
     Equity securities....................................     87.1      97.9
                                                           --------  --------
                                                           $1,353.3  $1,127.6
                                                           ========  ========
   Contractual maturity:
     Maturing in one year or less......................... $  344.6  $  453.3
     Maturing after one year through three years..........    739.9     505.4
     Maturing after three years...........................    181.7      71.0
                                                           --------  --------
       Total debt securities..............................  1,266.2   1,029.7
     Equity securities....................................     87.1      97.9
                                                           --------  --------
                                                           $1,353.3  $1,127.6
                                                           ========  ========
   Classification in balance sheet:
     Cash and cash equivalents............................ $  201.1  $  239.1
     Marketable securities................................  1,074.9     787.4
     Other assets--noncurrent.............................    127.1     137.9
                                                           --------  --------
                                                            1,403.1   1,164.4
     Less cash............................................    (49.8)    (36.8)
                                                           --------  --------
                                                           $1,353.3  $1,127.6
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

                                   AMGEN INC.

 Inventories

   Inventories are stated at the lower of cost or market. Cost is determined in a manner which approximates the first-in, first-out (FIFO) method. Inventories are shown net of applicable reserves and allowances. Inventories consisted of the following (in millions):

                                                                   December 31,
                                                                   -------------
                                                                    1998   1997
                                                                   ------ ------
     Raw materials................................................ $ 18.1 $ 18.7
     Work in process..............................................   49.1   53.6
     Finished goods...............................................   43.6   36.9
                                                                   ------ ------
                                                                   $110.8 $109.2
                                                                   ====== ======

 Depreciation and amortization

   Depreciation of buildings and equipment is provided over their estimated useful lives on a straight-line basis. Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or lease terms, including periods covered by options which are expected to be exercised. Useful lives by asset category are as follows:

     Asset Category                                                        Years
     --------------                                                        -----
     Buildings and building improvements.................................. 10-30
     Manufacturing equipment..............................................   5
     Laboratory equipment.................................................   5
     Furniture and office equipment....................................... 3-10

 Long-lived assets

   The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

 Product sales

   Product sales consist of three products, EPOGEN(R) (Epoetin alfa), NEUPOGEN(R) (Filgrastim) and INFERGEN(R) (Interferon alfacon-1) (see Note 10).

   The Company has the exclusive right to sell Epoetin alfa for dialysis, diagnostics and all non-human uses in the United States. The Company sells Epoetin alfa under the brand name EPOGEN(R). Amgen has granted to Ortho Pharmaceutical Corporation, a subsidiary of Johnson & Johnson ("Johnson & Johnson"), a license relating to Epoetin alfa for sales in the United States for all human uses except dialysis and diagnostics. Pursuant to this license, Amgen does not recognize product sales it makes into the exclusive market of Johnson & Johnson and does recognize the product sales made by Johnson & Johnson into Amgen's exclusive market. Sales in Amgen's exclusive market and adjustments thereto are derived from Company shipments and from third-party data on shipments to end users and their usage (see Note 4, "Contingencies-- Johnson & Johnson arbitrations"). Sales of the Company's other products are recognized when shipped.

 Research and development costs

   Research and development costs are expensed as incurred. Payments related to the acquisition of technology rights, for which development work is in-process, are expensed and considered a component of research and development costs.

                                   AMGEN INC.

 Foreign currency transactions

   The Company has a program to manage foreign currency risk. As part of this program, it has purchased foreign currency option and forward contracts to hedge against possible reductions in values of certain anticipated foreign currency cash flows generally over the next 12 months, primarily resulting from its sales in Europe. At December 31, 1998, the Company had option contracts and forward contracts to exchange foreign currencies for U.S. dollars of $66.5 million and $33.8 million, respectively, all having maturities of eight months or less. The option contracts, which have only nominal intrinsic value at the time of purchase, are designated as effective hedges of anticipated foreign currency transactions for financial reporting purposes and accordingly, the net gains on such contracts are deferred and recognized in the same period as the hedged transactions. The forward contracts do not qualify as hedges for financial reporting purposes and accordingly, are marked-to-market. Net gains on option contracts (including option contracts for hedged transactions whose occurrence are no longer probable) and changes in market values of forward contracts are reflected in "Interest and other income, net". The deferred premiums on option contracts and fair values of forward contracts are included in "Other current assets".

   The Company has additional foreign currency forward contracts to hedge exposures to foreign currency fluctuations of certain assets and liabilities denominated in foreign currencies. At December 31, 1998, the Company had forward contracts to exchange foreign currencies for U.S. dollars of $13.6 million, all having maturities of less than one month. These contracts are designated as effective hedges and accordingly, gains and losses on these forward contracts are recognized in the same period the offsetting gains and losses of hedged assets and liabilities are realized and recognized. The fair values of the forward contracts are included in the corresponding captions of the hedged assets and liabilities. Gains and losses on forward contracts, to the extent they differ in amount from the hedged assets and liabilities, are included in "Interest and other income, net".

   In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in fiscal years beginning after June 15, 1999. Because of the Company's minimal use of derivatives, management anticipates that the adoption of this new statement will not have a significant effect on earnings or the financial position of the Company.

 Interest rate swap

   The Company has an interest rate swap agreement with a notional amount of $50 million that changes the nature of the interest rate paid on a portion of its commercial paper. Under the agreement, the Company pays a fixed interest rate of approximately 5.3% in exchange for the receipt of variable interest rate payments. The agreement will terminate in 2000. The differential in the variable rate interest payments is recognized as an increase/decrease in interest expense related to debt. The related amounts payable to and receivable from the counterparty are recorded in accrued liabilities. The fair value of the swap agreement is not recognized in the financial statements.

 Interest

   Interest costs are expensed as incurred, except to the extent such interest is related to construction in progress, in which case interest is capitalized. Interest costs capitalized for the years ended December 31, 1998, 1997 and 1996, were $19.2 million, $10.5 million and $4.2 million, respectively.

 Employee stock option and stock purchase plans

   The Company's employee stock option and stock purchase plans are accounted for under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" (see Note 7).

                                   AMGEN INC.

 Earnings per share

   Basic earnings per share is based upon the weighted-average number of common shares outstanding. Diluted earnings per share is based upon the weighted-average number of common shares and dilutive potential common shares outstanding. Potential common shares are outstanding options under the Company's employee stock option plans which are included under the treasury stock method.

   The following table sets forth the computation for basic and diluted earnings per share (in millions, except per share information):

                                                                Years ended
                                                                December 31,
                                                            --------------------
                                                             1998   1997   1996
                                                            ------ ------ ------
Numerator for basic and diluted earnings per share--net
 income.................................................... $863.2 $644.3 $679.8
                                                            ====== ====== ======
Denominator:
  Denominator for basic earnings per share--weighted-
   average shares..........................................  510.1  528.3  529.7
  Effect of dilutive securities--employee stock options....   18.6   21.0   31.7
                                                            ------ ------ ------
  Denominator for diluted earnings per share--adjusted
   weighted-average shares.................................  528.7  549.3  561.4
                                                            ====== ====== ======
Basic earnings per share................................... $ 1.69 $ 1.22 $ 1.28
                                                            ====== ====== ======
Diluted earnings per share................................. $ 1.63 $ 1.17 $ 1.21
                                                            ====== ====== ======

   Options to purchase 1.5 million, 21.4 million and 0.4 million shares with exercise prices greater than the average market prices of common stock were outstanding at December 31, 1998, 1997 and 1996, respectively. These options were excluded from the respective computations of diluted earnings per share because their effect would be anti-dilutive.

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

2. Related party transactions

   The Company owns a 50% interest in Kirin-Amgen, Inc. ("Kirin-Amgen"), a corporation formed in 1984 for the development and commercialization of certain products based on advanced biotechnology. Pursuant to the terms of agreements entered into with Kirin-Amgen, the Company conducts certain research and development activities on behalf of Kirin-Amgen and is paid for such services at negotiated rates. Included in revenues from corporate partners for the years ended December 31, 1998, 1997 and 1996, are $121 million, $87.9 million and $79.9 million, respectively, related to these agreements.

   In connection with its various agreements with Kirin-Amgen, the Company has been granted sole and exclusive licenses for the manufacture and sale of certain products in specified geographic areas of the world.

                                   AMGEN INC.

In return for such licenses, the Company paid Kirin-Amgen stated amounts upon the receipt of the licenses and/or pays Kirin-Amgen royalties based on sales. During the years ended December 31, 1998, 1997 and 1996, Kirin-Amgen earned royalties from Amgen of $105 million, $91.4 million and $86.2 million, respectively, under such agreements, which are included in "Cost of sales" in the accompanying consolidated statements of operations.

   At December 31, 1998, Amgen's share of Kirin-Amgen's undistributed retained earnings was approximately $72.1 million.

3. Debt

   The Company has a commercial paper program which provides for unsecured short-term borrowings up to an aggregate of $200 million. As of December 31, 1998, commercial paper with a face amount of $100 million was outstanding. These borrowings had maturities of less than two months and had effective interest rates averaging 5.5%. No commercial paper was outstanding at December 31, 1997.

   In November 1997, the Company established a $500 million debt shelf registration statement. In December 1997, pursuant to this registration statement, the Company issued $100 million of debt securities that bear interest at a fixed rate of 6.5% and mature in 2007 (the "Notes") and established a $400 million medium-term note program. The Company may offer and issue medium-term notes from time to time with terms to be determined by market conditions.

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

   In addition to the Notes and the Century Notes, debt securities outstanding at December 31, 1998 include $29 million of notes that bear interest at fixed rates averaging 6.1% and have remaining maturities of less than five years, of which $6 million mature within one year. The terms of the debt securities require the Company to meet certain debt to tangible net asset ratios and places limitations on liens and sale/leaseback transactions and, except with respect to the Notes and the Century Notes, places limitations on subsidiary indebtedness.

   The Company has an unsecured credit facility (the "credit facility") that includes a commitment expiring on May 28, 2003 for up to $150 million of borrowings under a revolving line of credit (the "revolving line commitment"). As of December 31, 1998, $150 million was available under the revolving line commitment for borrowing. Borrowings under the revolving line commitment bear interest at various rates which are a function of, at the Company's option, either the prime rate of a major bank, the federal funds rate or a Eurodollar base rate. Under the terms of the credit facility, the Company is required to meet a minimum interest coverage ratio and maintain a minimum level of tangible net worth. In addition, the credit facility contains limitations on investments, liens and sale/leaseback transactions.

   The aggregate stated maturities of all long-term obligations due subsequent to December 31, 1998, are as follows: $6 million in 1999; none in 2000 through 2002; $23 million in 2003; and $200 million after 2003.

                                   AMGEN INC.

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

   A dispute between Amgen and Johnson & Johnson that has been the subject of an arbitration proceeding relates to the audit methodology currently employed by the Company for Epoetin alfa sales. The Company and Johnson & Johnson are required to compensate each other for Epoetin alfa sales which either party makes into the other party's exclusive market, sometimes referred to as "spillover". Spillover occurs when, for example, a hospital or other purchaser buys one brand for use in both dialysis and non-dialysis indications. The Company has established and is employing an audit methodology to assign the proceeds of sales of EPOGEN(R) and PROCRIT(R) in the Company's and Johnson & Johnson's respective exclusive markets. On September 12, 1997, the arbitrator in this matter (the "Arbitrator") issued an opinion adopting the Company's audit methodology. For the freestanding dialysis center segment of the Epoetin alfa market, which accounts for about two-thirds of the Company's EPOGEN(R) sales, the Arbitrator ruled that the Company's audit accurately determined that all Epoetin alfa sales to freestanding dialysis centers are made for dialysis. For the other segments of the Epoetin alfa market, the Arbitrator ruled that the detailed methodology used by Amgen accurately measured and allocated Epoetin alfa sales for all but the Hospital and Home Health Care segments, for which he ordered certain adjustments to the results of the audit for the 1991-94 time period. The Arbitrator also ruled that no payments are due for the 1989-90 period. Subject to further guidance from the Arbitrator to clarify his opinion and the issuance of the Arbitrator's final order, the Company estimated that the effect of the opinion would be a net spillover payment to Johnson & Johnson which, after benefit of income tax effects, was $78 million for the 1991-94 period and interest in the amount of $18 million after tax. As a result of the opinion, the Company took a charge of $0.18 per share in the third quarter of 1997 for the spillover payment and interest.

   A hearing before the Arbitrator was held on October 27, 1997 to clarify, among other issues, the calculation for the amount of the spillover payment due to Johnson & Johnson for the 1991-94 time period. As a result of that hearing, the Company's spillover obligation to Johnson & Johnson was increased for the 1991-94 period in an amount which was covered by amounts previously provided for by the Company. On April 14, 1998, the Arbitrator issued his final order which confirmed that the Company was the successful party in the arbitration and, as a result, Johnson & Johnson was ordered to pay to the Company all costs and expenses, including reasonable attorneys' fees, that the Company incurred in the arbitration as well as one-half of the audit costs. The final order also confirmed that for the period 1995 forward, the estimates of usage of Epoetin alfa in the Hospital segment of the Company's audit methodology shall be applied without adjustment, subject to the right of either party to challenge the Hospital survey results for 1995 and certain subsequent years.

   Both parties filed and presented arguments on motions seeking reconsideration of certain aspects of the Arbitrator's final order. On July 29, 1998, the Arbitrator issued his opinion on both parties' motions for reconsideration. The Arbitrator granted the Company's motion to reconsider one aspect of the adjustment to the results of the audit for the Hospital segments. The Arbitrator's ruling changed the calculation for those segments and reduced the Company's liability to Johnson & Johnson for the 1991-94 period. Due to remaining

                                   AMGEN INC.

uncertainties, the Company did not recognize any benefit from the reduced liability for 1991-94 in the third quarter. The Arbitrator denied all other motions, including Johnson & Johnson's motion seeking a reconsideration of the award to the Company of all costs and expenses, including reasonable attorneys' fees and costs, that the Company incurred in the arbitration as well as one-half of the audit costs. The Company has submitted a bill for such costs incurred over an eight year period of approximately $110 million; however, the actual amount of the Company's recovery will be determined by the Arbitrator. On October 26, 1998, Johnson & Johnson filed a petition in the Circuit Court of Cook County, Illinois seeking to vacate or modify the Arbitrator's award to the Company of all costs and expenses, including reasonable attorneys' fees and costs, that the Company incurred in the arbitration. On January 8, 1999, the Company filed a motion to dismiss Johnson & Johnson's petition. On January 20, 1999, Johnson & Johnson informed the Company that they intend to contest substantially all costs and expenses, including reasonable attorneys' fees, that the Company incurred in the arbitration as well as one-half of the audit costs. Due to remaining uncertainties the Company has not recognized any benefit from the recovery of attorneys' fees and costs or audit costs.

   On August 12, 1998, Johnson & Johnson gave notice of challenge to the results of the audit of the Hospital segment for the 1995-97 period and on December 24, 1998, Johnson & Johnson quantified its challenge. As a result, the Company has reduced amounts previously provided for the Company's potential spillover liability by $23 million in the fourth quarter. The Company does not expect that any additional compensation for the 1995-97 period would have a material adverse effect on the annual financial statements of Amgen due to amounts previously provided for by the Company.

   Pursuant to the final order in the arbitration, an independent panel has been formed principally (i) to address challenges to the survey results for 1995 and certain subsequent years and (ii) to refine the procedures for measuring the erythropoietin market as may be necessary. The challenge to the 1995-97 survey results has been brought pursuant to this procedure. Johnson & Johnson has also given notice of challenge to certain 1998 survey results pursuant to this procedure.

   The Company has filed a demand in the arbitration to terminate Johnson & Johnson's rights under the License Agreement and to recover damages for breach of the License Agreement. Johnson & Johnson disputes the Arbitrator's jurisdiction to decide the Company's demand. Pursuant to the Arbitrator's ruling, discovery relating to the Company's termination claim has commenced. No trial date on this matter has been set.

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

  NESP

   On June 5, 1997, Johnson & Johnson filed a demand for arbitration against Kirin-Amgen, Inc. ("Kirin-Amgen"), an affiliate of the Company, before the AAA. The demand alleges that Amgen's novel

                                   AMGEN INC.

erythropoiesis stimulating protein ("NESP") is covered by a license granted by Kirin-Amgen to Johnson & Johnson in 1985 for the development, manufacture and sale of Epoetin alfa in certain territories outside the United States, Japan and China (the "K-A License"). In 1996 Kirin-Amgen acquired exclusive worldwide rights in NESP from Amgen. Kirin-Amgen, in turn, transferred certain rights in NESP to Kirin and certain rights to Amgen. Johnson & Johnson alleges that the K-A License effectively grants Johnson & Johnson the same right to develop, manufacture and sell NESP as granted under the K-A License with respect to Epoetin alfa. Kirin-Amgen filed its answer to Johnson & Johnson's complaint on January 12, 1998, denying that Johnson & Johnson has rights to NESP. Kirin-Amgen also asserted a counterclaim for the recovery of certain royalty payments which Kirin-Amgen asserts were improperly withheld. These same disputes exist between the Company and Johnson & Johnson under the License Agreement and the parties have agreed that the resolution of these issues in this arbitration will be binding upon them with respect to the License Agreement. The testimony phase of the trial ended in October 1998, and following the submission of post-trial briefs in November, the Arbitrators heard closing arguments on December 11, 1998. On December 18, 1998, the Arbitrators issued their Order denying all of Johnson & Johnson's claims with regard to NESP. The Arbitrators also ordered Johnson & Johnson to pay to the Company all of the Company's costs and expenses involved in the arbitration, including reasonable attorneys' fees.

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

5. Income taxes

   The provision for income taxes includes the following (in millions):

                                                             Years ended
                                                             December 31,
                                                         ----------------------
                                                          1998    1997    1996
                                                         ------  ------  ------
   Current provision:
     Federal (including U.S. possessions)............... $339.6  $227.2  $240.4
     State..............................................   27.2    21.2    16.6
                                                         ------  ------  ------
       Total current provision..........................  366.8   248.4   257.0
                                                         ------  ------  ------
   Deferred provision (benefit):
     Federal (including U.S. possessions)...............   (4.7)  (25.6)   24.1
     State..............................................   (0.9)   (5.7)    1.4
                                                         ------  ------  ------
       Total deferred provision (benefit)...............   (5.6)  (31.3)   25.5
                                                         ------  ------  ------
                                                         $361.2  $217.1  $282.5
                                                         ======  ======  ======

                                   AMGEN INC.

   Deferred income taxes reflect the net tax effects of net operating loss carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows (in millions):

                                                                  December 31,
                                                                 --------------
                                                                  1998    1997
                                                                 ------  ------
   Deferred tax assets:
     Expense accruals........................................... $126.4  $103.3
     Net operating loss carryforwards...........................   57.0    63.1
     Fixed assets...............................................   25.8    25.4
     Research collaboration expenses............................   23.8    23.1
     Royalty obligation buyouts.................................    8.8     9.8
     Other......................................................    7.9     7.1
                                                                 ------  ------
       Total deferred tax assets................................  249.7   231.8

   Valuation allowance..........................................  (69.0)  (79.7)
                                                                 ------  ------
     Net deferred tax assets....................................  180.7   152.1
                                                                 ------  ------
   Deferred tax liabilities:
     Purchase of technology rights..............................  (65.8)  (54.9)
     Other......................................................  (20.9)   (3.9)
                                                                 ------  ------
       Total deferred tax liabilities...........................  (86.7)  (58.8)
                                                                 ------  ------
                                                                 $ 94.0  $ 93.3
                                                                 ======  ======

   The net change in the valuation allowance for deferred tax assets during the year ended December 31, 1998 was a $10.7 million reduction.

   At December 31, 1998, the Company had operating loss carryforwards available to reduce future federal taxable income of which $64.1 million expire in 2008 and $81.9 million expire in 2009. These operating loss carryforwards relate to the acquisition of a company. Utilization of these operating loss carryforwards is limited to approximately $16 million per year.

   The provision for income taxes varies from income taxes provided based on the federal statutory rate as follows:

                                                              Years ended
                                                              December 31,
                                                           ------------------
                                                           1998   1997   1996
                                                           ----   ----   ----
   Statutory rate applied to income before income taxes..  35.0%  35.0%  35.0%
   Benefit of Puerto Rico operations, net of Puerto Rico
    income taxes.........................................  (3.2)% (7.3)% (6.8)%
   Utilization of tax credits, primarily research and
    experimentation......................................  (2.4)% (2.9)% (1.1)%
   Other, net............................................   0.1%   0.4%   2.3%
                                                           ----   ----   ----
                                                           29.5%  25.2%  29.4%
                                                           ====   ====   ====

   Income taxes paid during the years ended December 31, 1998, 1997 and 1996, totaled $251.3 million, $176.1 million and $246 million, respectively.

                                   AMGEN INC.

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

   Each Right entitles a stockholder to buy one two-thousandth of a share of Series A Junior Participating Preferred Stock of the Company at an exercise price of $112.50, after giving effect to the two-for-one stock split in the form of a 100% stock dividend to be distributed by the Company on February 26, 1999 (see Note 11). The Rights will expire on March 21, 2007.

   Under certain circumstances, if an acquiring person or group acquires 10% or more of the Company's outstanding common stock, an exercisable Right will entitle its holder (other than the acquirer) to buy shares of common stock of the Company having a market value of two times the exercise price of one Right. However, in limited circumstances approved by the outside directors of the Board, a stockholder who enters into an acceptable standstill agreement may acquire up to 20% of the outstanding shares without triggering the Rights. If an acquirer acquires at least 10%, but less than 50%, of the Company's common stock, the Board may exchange each Right (other than those of the acquirer) for one share of common stock per Right. In addition, under certain circumstances, if the Company is involved in a merger or other business combination where it is not the surviving corporation, an exercisable Right will entitle its holder to buy shares of common stock of the acquiring company having a market value of two times the exercise price of one Right. The Company may redeem the Rights at $.0005 per Right at any time prior to the public announcement that a 10% position has been acquired.

 Stock repurchase program

   The Company has a stock repurchase program primarily to offset the dilutive effect of its employee stock option and stock purchase plans. Stock repurchased under the program is retired. In October 1997, the Board of Directors authorized the Company to repurchase up to $1 billion of common stock through December 31, 1998. The Company completed repurchases under this authorization during 1998. In October 1998, the Board of Directors authorized the repurchase of up to an additional $1 billion of common stock through December 31, 1999. As of December 31, 1998, $800 million was available for repurchase.

 Other comprehensive income/(loss)

   As of January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components. SFAS No. 130 requires unrealized gains and losses on the Company's available-for-sale securities and foreign currency translation adjustments to be included in other comprehensive income/(loss).

                                   AMGEN INC.

   Information regarding the components of accumulated other comprehensive income/(loss) are as follows (in millions):

                                                                   Accumulated
                                         Unrealized     Foreign       Other
                                       Gains/(Losses)  Currency   Comprehensive
                                       on Securities  Translation Income/(Loss)
                                       -------------- ----------- -------------
   Balance at December 31, 1997......      $ (1.1)      $(21.0)      $(22.1)
   Current year other comprehensive
    income...........................         9.1          9.0         18.1
                                           ------       ------       ------
   Balance at December 31, 1998......      $  8.0       $(12.0)      $ (4.0)
                                           ======       ======       ======

   Information regarding the income tax effects for items of other comprehensive income/(loss) are as follows (in millions):

                                                          Tax
                                         Before-Tax    Benefit/     After-Tax
                                           Amount      (Expense)     Amount
                                       -------------- ----------- -------------
   For the year ended December 31,
    1996:
   Foreign currency translation
    adjustments......................      $  0.9       $  --        $  0.9
                                           ------       ------       ------
   Other comprehensive income........      $  0.9       $  --        $  0.9
                                           ======       ======       ======
   For the year ended December 31,
    1997:
   Net unrealized losses on
    available-for-sale securities....      $ (1.8)      $  0.7       $ (1.1)
   Foreign currency translation
    adjustments......................       (18.7)         --         (18.7)
                                           ------       ------       ------
   Other comprehensive loss..........      $(20.5)      $  0.7       $(19.8)
                                           ======       ======       ======
   For the year ended December 31,
    1998:
   Unrealized losses on available-
    for-sale securities..............      $ (1.8)      $  0.7       $ (1.1)
   Less: Reclassification adjustments
    for losses realized in net
    income...........................       (15.8)         5.6        (10.2)
                                           ------       ------       ------
   Net unrealized gains on available-
    for-sale securities..............        14.0         (4.9)         9.1
   Foreign currency translation
    adjustments......................         9.0          --           9.0
                                           ------       ------       ------
   Other comprehensive income........      $ 23.0       $ (4.9)      $ 18.1
                                           ======       ======       ======

 Other

   In addition to common stock, the Company's authorized capital includes 5 million shares of preferred stock, $.0001 par value, of which 0.8 million shares have been designated Series A Junior Participating Preferred Stock. At December 31, 1998, no shares of preferred stock were issued or outstanding.

   At December 31, 1998, the Company had reserved 119.5 million shares of its common stock which may be issued through its stock option and stock purchase plans and had reserved 0.8 million shares of preferred stock in connection with its preferred stock rights plan.

7. Employee stock option, stock purchase and defined contribution plans

 Employee stock option plans

   The Company's employee stock option plans provide for option grants designated as either nonqualified or incentive stock options. The options generally vest over a three to five year period and expire seven years from

                                   AMGEN INC.

the date of grant. Most employees are eligible to receive a grant of stock options periodically with the number of shares generally determined by the employee's salary grade, performance level and the stock price. In addition, certain management and professional level employees normally receive a stock option grant upon hire. In 1997, most employees received an additional stock option grant (the "Special Stock Options") in which all shares vest upon the earlier of: (i) five years from date of grant and (ii) the date on which the closing price of Amgen stock equals or exceeds $37.50 per share. The Special Stock Options vested in 1998. In December 1997, the Board of Directors of Amgen adopted the 1997 Special Non-Officer Equity Incentive Plan (the "1997 Plan") and 42 million shares are reserved for issuance thereunder. The terms of the 1997 Plan are substantially similar to the terms of the Company's Amended and Restated 1991 Equity Incentive Plan except that the 1997 Plan does not permit:
(i) repricing of options; (ii) the granting of reload options and (iii) the granting of incentive stock options. As of December 31, 1998, the Company had
47.7 million shares of common stock available for future grant under its stock option plans.

   Stock option information with respect to all of the Company's stock option plans follows (shares in millions):

                                                           Exercise Price
                                                       -----------------------
                                                                     Weighted-
                                               Shares   Low    High   Average
                                               ------  ------ ------ ---------
   Balance unexercised at December 31, 1995...  65.9   $ 0.88 $29.44  $11.17
     Granted..................................   9.2   $25.75 $32.06  $28.00
     Exercised................................ (13.0)  $ 1.13 $27.88  $ 7.46
     Forfeited................................  (1.0)  $ 1.84 $30.94  $16.24
                                               -----
   Balance unexercised at December 31, 1996...  61.1   $ 0.88 $32.06  $14.50
     Granted..................................  26.0   $23.25 $33.94  $27.28
     Exercised................................ (14.3)  $ 0.88 $29.13  $ 9.18
     Forfeited................................  (1.8)  $ 2.16 $32.75  $22.87
                                               -----
   Balance unexercised at December 31, 1997...  71.0   $ 1.15 $33.94  $20.04
     Granted..................................  16.7   $23.56 $52.44  $33.07
     Exercised................................ (21.2)  $ 1.15 $41.53  $16.27
     Forfeited................................  (3.4)  $ 8.97 $37.03  $27.14
                                               -----
   Balance unexercised at December 31, 1998...  63.1   $ 1.31 $52.44  $24.37
                                               =====

   At December 31, 1998, 1997 and 1996, stock options to purchase 33.1 million,
30.1 million and 31.4 million shares were exercisable at weighted-average prices of $19.52, $13.67 and $10.26, respectively.

 Fair value disclosures of employee stock options

   Stock option grants are set at the closing price of the Company's common stock on the date of grant and the related number of shares granted are fixed at that point in time. Therefore, under the principles of APB Opinion No. 25, the Company does not recognize compensation expense associated with the grant of stock options. SFAS No. 123, "Accounting for Stock-Based Compensation," requires the use of option valuation models to provide supplemental information regarding options granted after 1994. Pro forma information regarding net income and earnings per share shown below was determined as if the Company had accounted for its employee stock options and shares sold under its stock purchase plan under the fair value method of that statement.

   The fair value of the options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1998, 1997 and 1996, respectively: risk-free

                                   AMGEN INC.

interest rates of 5.4%, 6.0% and 6.4%; dividend yields of 0%, 0% and 0%; volatility factors of the expected market price of the Company's common stock of 34%, 33% and 34%; and expected life of the options of 3.4 years, 3.7 years and 3.4 years. These assumptions resulted in weighted-average fair values of $10.21, $8.98 and $9.12 per share for stock options granted in 1998, 1997 and 1996, respectively.

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

   For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options' vesting periods. The pro forma effect on net income for 1998, 1997 and 1996 is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to option grants made prior to 1995. Pro forma information in future years will reflect the amortization of a larger number of stock options granted in several succeeding years. In addition, the 1998 pro forma amounts were reduced due to the vesting in 1998 of the Special Stock Options which occurred substantially earlier than the expected life assumption used in the Black-Scholes option valuation model for such grants. The Company's pro forma information is as follows (in millions, except per share information):

                                                               Years ended
                                                               December 31,
                                                           --------------------
                                                            1998   1997   1996
                                                           ------ ------ ------
   Pro forma net income................................... $735.9 $575.8 $631.5
   Pro forma earnings per share:
     Basic................................................ $ 1.44 $ 1.09 $ 1.19
     Diluted.............................................. $ 1.40 $ 1.06 $ 1.13

   Information regarding stock options outstanding as of December 31, 1998 is as follows (shares in millions):

                                                                    Options
                                       Options Outstanding        Exercisable
                                   ---------------------------- ----------------
                                                     Weighted-
                                          Weighted-   Average          Weighted-
                                           Average   Remaining          Average
                                          Exercise  Contractual        Exercise
   Price Range                     Shares   Price      Life     Shares   Price
   -----------                     ------ --------- ----------- ------ ---------
   Under $20.00...................  20.4   $13.46    2.5 years   17.8   $12.87
   $20.00-$30.00..................  27.1   $27.41    5.4 years   14.6   $26.89
   Over $30.00....................  15.6   $33.34    6.5 years    0.7   $35.02

 Employee stock purchase plan

   The Company has an employee stock purchase plan whereby, in accordance with
Section 423 of the Internal Revenue Code, eligible employees may authorize payroll deductions of up to 10% of their salary to purchase shares of the Company's common stock at the lower of 85% of the fair market value of common stock on the first or last day of the offering period. During the years ended December 31, 1998, 1997 and 1996, employees purchased 0.5 million, 0.5 million and 0.4 million shares at prices of approximately $22.92, $23.00 and $23.11 per share, respectively. At December 31, 1998, the Company had 8.7 million shares available for future issuance under this plan.

                                   AMGEN INC.

 Defined contribution plans

   The Company has defined contribution plans covering substantially all employees in the United States and its possessions. Under these plans, the Company makes certain amounts of matching contributions for those employees who elect to contribute to the plans and makes additional contributions based upon the compensation of eligible employees regardless of whether or not the employees contribute to the plans. In addition, the Company has other defined contribution plans covering certain officers of the Company and employees of its foreign affiliates. The Company's expense for its defined contribution plans totaled $26.7 million, $26.9 million and $21.4 million for the years ended December 31, 1998, 1997 and 1996, respectively.

8. Balance sheet accounts

   Property, plant and equipment consisted of the following (in millions):

                                                               December 31,
                                                             ------------------
                                                               1998      1997
                                                             --------  --------
   Land..................................................... $  100.2  $   70.1
   Buildings and building improvements......................    685.0     491.0
   Manufacturing equipment..................................    142.6      81.4
   Laboratory equipment.....................................    260.6     205.8
   Furniture and office equipment...........................    445.5     320.0
   Leasehold improvements...................................     48.3      58.8
   Construction in progress.................................    369.7     442.1
                                                             --------  --------
                                                              2,051.9   1,669.2
   Less accumulated depreciation and amortization...........   (601.7)   (483.0)
                                                             --------  --------
                                                             $1,450.2  $1,186.2
                                                             ========  ========

   Accrued liabilities consisted of the following (in millions):

                                                                  December 31,
                                                                  -------------
                                                                   1998   1997
                                                                  ------ ------
   Due to affiliated companies and corporate partners............ $194.0 $232.5
   Sales incentives, royalties and allowances....................  128.7   92.9
   Employee compensation and benefits............................  124.9   87.8
   Income taxes..................................................   96.4   98.7
   Other.........................................................  115.7   96.1
                                                                  ------ ------
                                                                  $659.7 $608.0
                                                                  ====== ======

9. Fair values of financial instruments

   The carrying amounts of cash, cash equivalents, marketable securities and cost method equity investments approximated their fair values. Fair values of cash equivalents, marketable securities and cost method equity investments are based on quoted market prices.

   The carrying amount of commercial paper approximated its fair value as of December 31, 1998. The fair values of debt securities at December 31, 1998 and 1997 were approximately $255 million and $276 million, respectively. The fair values of commercial paper and debt securities were estimated based on quoted market rates for instruments with similar terms and remaining maturities.

                                   AMGEN INC.

   The fair value of the interest rate swap agreement was not significant based on the estimated amount that the counterparty would receive or pay to terminate the swap agreement taking into account current interest rates.

   The fair values of the foreign currency forward contracts and purchased foreign currency option contracts were not significant based on the estimated amounts at which the contracts could be settled taking into account current market exchange rates.

10. Segment information

   For the year ended December 31, 1998, the Company adopted SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." Under this standard, the Company is required to provide enterprise-wide disclosures about revenues by product, revenues and long-lived assets by geographic area and revenues from major customers.

 Revenues

   Revenues consisted of the following (in millions):

                                                       Years ended December 31,
                                                      --------------------------
                                                        1998     1997     1996
                                                      -------- -------- --------
   EPOGEN(R)......................................... $1,382.0 $1,160.7 $1,071.9
   NEUPOGEN(R).......................................  1,116.6  1,055.7  1,016.3
   Other product sales...............................     15.8      3.4      --
                                                      -------- -------- --------
   Total product sales...............................  2,514.4  2,219.8  2,088.2
   Other revenues....................................    203.8    181.2    151.6
                                                      -------- -------- --------
   Total revenues.................................... $2,718.2 $2,401.0 $2,239.8
                                                      ======== ======== ========

 Geographic information

   The Company sells NEUPOGEN(R) through its foreign affiliates in countries of the European Union, Canada and Australia. Information regarding revenues and long-lived assets attributable to the United States and to all foreign countries collectively is stated below. The geographic classification of product sales was based upon the location of the customer. The geographic classification of all other revenues was based upon the domicile of the entity from which the revenues were earned. Information is as follows (in millions):

                                                      Years ended December 31,
                                                     --------------------------
                                                       1998     1997     1996
                                                     -------- -------- --------
   Revenues:
     United States and possessions.................. $2,441.6 $2,093.0 $1,939.4
     Foreign countries..............................    276.6    308.0    300.4
                                                     -------- -------- --------
     Total revenues................................. $2,718.2 $2,401.0 $2,239.8
                                                     ======== ======== ========

                                                                December 31,
                                                              -----------------
                                                                1998     1997
                                                              -------- --------
   Long-lived assets:
     United States and possessions........................... $1,688.4 $1,456.5
     Foreign countries.......................................     91.1     84.9
                                                              -------- --------
     Total long-lived assets................................. $1,779.5 $1,541.4
                                                              ======== ========

                                   AMGEN INC.

 Major customers

   Amgen uses wholesale distributors of pharmaceutical products as the principal means of distributing the Company's products to clinics, hospitals and pharmacies. The Company monitors the financial condition of its larger distributors and limits its credit exposure by setting appropriate credit limits and requiring collateral from certain customers. Sales to two large wholesalers accounted for more than 10% of the total revenues for the years ended December 31, 1998, 1997 and 1996. Sales to one wholesaler were $856.2 million, $580.9 million and $531 million for the years ended December 31, 1998, 1997 and 1996, respectively. Sales to another wholesaler were $366.5 million, $333.8 million and $313.6 million for the years ended December 31, 1998, 1997 and 1996, respectively. At December 31, 1998 and 1997, amounts due from three large wholesalers accounted for 54% and 50%, respectively, of gross trade receivables.

11. Subsequent event

   On January 26, 1999, the Company's Board of Directors approved a two-for-one split of the common stock effected in the form of a 100 percent stock dividend on outstanding stock to be distributed on February 26, 1999, to stockholders of record on February 12, 1999. Accordingly, the accompanying consolidated financial statements have been retroactively restated to give recognition to such stock split.

12. Quarterly financial data (unaudited)
    (in millions, except per share data):

                                               Dec.     Sept.      June   Mar.
1998 Quarter Ended                              31        30        30     31
------------------                            ------    ------    ------ ------
Product sales................................ $694.6    $641.8    $611.2 $566.8
Gross margin from product sales..............  599.5     554.6     527.3  487.8
Net income...................................  238.6(1)  221.0     216.3  187.3
Earnings per share:
  Basic......................................    .47(1)    .43       .43    .37
  Diluted....................................    .45(1)    .42       .41    .35
                                               Dec.     Sept.      June   Mar.
1997 Quarter Ended                              31        30        30     31
------------------                            ------    ------    ------ ------
Product sales................................ $564.3    $552.8    $566.7 $536.0
Gross margin from product sales..............  486.6     478.5     489.9  464.0
Net income...................................  179.7      83.8(2)  200.5  180.3
Earnings per share:
  Basic......................................    .34       .16(2)    .38    .34
  Diluted....................................    .33       .15(2)    .36    .32

--------
(1) During the fourth quarter of 1998, the Company reduced by $23 million, or $.03 per share on a diluted basis, its spillover liability related to the arbitration proceedings with Johnson & Johnson (see Note 4,
    "Contingencies--Johnson & Johnson arbitrations").

(2) During the third quarter of 1997, the Company accrued a $157 million spillover liability which resulted in an after-tax charge of $96.4 million, or $.18 per share on a diluted basis, related to arbitration proceedings with Johnson & Johnson (see Note 4, "Contingencies--Johnson & Johnson arbitrations").

                                                                     SCHEDULE II

                                   AMGEN INC.

                               VALUATION ACCOUNTS

                  Years ended December 31, 1998, 1997 and 1996
                                 (In millions)

                                                 Additions
                                      Balance at Charged to             Balance
                                      Beginning  Costs and              at End
                                      of Period   Expenses  Deductions of Period
                                      ---------- ---------- ---------- ---------
Year ended December 31, 1998:
  Allowance for doubtful accounts....   $14.2       $3.6       $0.7      $17.1
Year ended December 31, 1997:
  Allowance for doubtful accounts....   $11.8       $2.8       $0.4      $14.2
Year ended December 31, 1996:
  Allowance for doubtful accounts....   $13.8       $2.9       $4.9      $11.8