Form 10-Q
period 1999-03-31
AMGEN INC
filed 1999-05-05
CIK 318154

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON D.C. 20549

                                   FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended March 31, 1999

                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-12477

                                   AMGEN INC.
             (Exact name of registrant as specified in its charter)

        Delaware                                         95-3540776
-------------------------------                 -----------------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)

One Amgen Center Drive, Thousand Oaks, California             91320-1799
-----------------------------------------------------------------------------
  (Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:  (805) 447-1000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.        Yes  X    No

As of March 31, 1999, the registrant had 511,997,051 shares of Common Stock, $.0001 par value, outstanding.

                                   AMGEN INC.

                                     INDEX


                                                     Page No.

PART I    FINANCIAL INFORMATION

          Item 1. Financial Statements................. 3

            Condensed Consolidated Statements of
            Operations - three months
            ended March 31, 1999 and 1998...............4

            Condensed Consolidated Balance Sheets -
            March 31, 1999 and December 31, 1998........5

            Condensed Consolidated Statements of
            Cash Flows - three months
            ended March 31, 1999 and 1998...............6

            Notes to Condensed Consolidated Financial
            Statements..................................7

          Item 2. Management's Discussion and Analysis
                  of Financial Condition and Results of
                  Operations...........................13


PART II   OTHER INFORMATION

          Item 1. Legal Proceedings....................23

          Item 6. Exhibits and Reports on Form 8-K.....24

          Signatures...................................25

          Index to Exhibits............................26


                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

     The information in this report for the three months ended March 31, 1999 and 1998 is unaudited but includes all adjustments (consisting only of normal recurring accruals) which Amgen Inc. ("Amgen" or the "Company") considers necessary for a fair presentation of the results of operations for those periods.

     The condensed consolidated financial statements should be read in conjunction with the Company's financial statements and the notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

     Interim results are not necessarily indicative of results for the full fiscal year.

                                  AMGEN INC.
                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                     (In millions, except per share data)
                                  (Unaudited)

                                                                            Three Months Ended
                                                                                 March 31,
                                                                         1999                   1998
                                                                  --------------         --------------
Revenues:
     Product sales                                                        $688.3                 $566.8
     Corporate partner revenues                                             27.0                   22.6
     Royalty income                                                         30.2                   16.0
                                                                  --------------         --------------
        Total revenues                                                     745.5                  605.4
                                                                  --------------         --------------

Operating expenses:
     Cost of sales                                                          92.4                   79.0
     Research and development                                              188.0                  152.5
     Selling, general and administrative                                   132.9                  113.1
     Loss of affiliates, net                                                 2.8                    6.2
                                                                  --------------         --------------
        Total operating expenses                                           416.1                  350.8
                                                                  --------------         --------------

Operating income                                                           329.4                  254.6

Other income (expense):
     Interest and other income                                              18.5                   15.2
     Interest expense, net                                                  (2.2)                  (2.2)
                                                                  --------------         --------------
        Total other income (expense)                                        16.3                   13.0
                                                                  --------------         --------------

Income before income taxes                                                 345.7                  267.6

Provision for income taxes                                                  98.5                   80.3

                                                                  --------------         --------------
Net income                                                                $247.2                 $187.3
                                                                  ==============         ==============


Earnings per share:
     Basic                                                                $ 0.48                 $ 0.37
     Diluted                                                              $ 0.46                 $ 0.35

Shares used in calculation of earnings per share:
     Basic                                                                 511.7                  512.5
     Diluted                                                               540.4                  528.1

                            See accompanying notes.

                                  AMGEN INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                     (In millions, except per share data)
                                  (Unaudited)


                                                                                    March 31,                December 31,
                                                                                      1999                      1998
                                                                               -----------------         -----------------
                                     ASSETS
                                     ------
Current assets:
       Cash and cash equivalents                                                     $  114.1                  $  201.1
       Marketables securities                                                         1,203.9                   1,074.9
       Trade receivables, net                                                           369.6                     319.9
       Inventories                                                                      117.2                     110.8
       Other current assets                                                             168.2                     156.6
                                                                               -----------------         -----------------
                       Total current assets                                           1,973.0                   1,863.3
                                                                               -----------------         -----------------

Property, plant and equipment at cost, net                                            1,482.1                   1,450.2
Investments in affiliated companies                                                     127.3                     120.9
Other assets                                                                            235.9                     237.8
                                                                               -----------------         -----------------
                                                                                     $3,818.3                  $3,672.2
                                                                               =================         =================

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------
Current liabilities:
       Accounts payable                                                              $   95.1                  $  121.6
       Commercial paper                                                                  99.9                      99.7
       Accrued liabilities                                                              656.9                     659.7
       Current portion of long-term debt                                                    -                       6.0
                                                                               -----------------         -----------------
                       Total current liabilities                                        851.9                     887.0

Long-term debt                                                                          223.0                     223.0
Contingencies

Stockholders' equity:
       Preferred stock: $.0001 par value; 5 shares
            authorized; none issued or outstanding                                         -                         -
       Common stock and additional paid-in capital;
            $.0001 par value; 750 shares authorized;
            outstanding - 512.0 shares in 1999 and
            509.2 shares in 1998                                                      1,821.0                   1,671.9
       Retained earnings                                                                938.9                     894.3
       Accumulated other comprehensive loss                                             (16.5)                     (4.0)
                                                                               -----------------         -----------------
                       Total stockholders' equity                                     2,743.4                   2,562.2
                                                                               -----------------         -----------------
                                                                                     $3,818.3                  $3,672.2
                                                                               =================         =================

                                  AMGEN INC.
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                     (In millions, except per share data)
                                  (Unaudited)


                                                                                             Three Months Ended
                                                                                                  March 31,
                                                                                         1999                  1998
                                                                                    --------------        ---------------
Cash flows from operating activities:
       Net income                                                                        $ 247.2                $ 187.3
       Depreciation and amortization                                                        44.4                   36.1
       Loss of affiliates, net                                                               2.8                    6.2
       Cash provided by (used in):
             Trade receivables, net                                                        (49.7)                 (20.2)
             Inventories                                                                    (6.4)                  (8.9)
             Other current assets                                                           (8.3)                  15.3
             Accounts payable                                                              (26.5)                  10.9
             Accrued liabilities                                                            (2.8)                  66.1
                                                                                    --------------        ---------------
                      Net cash provided by operating activities                            200.7                  292.8
                                                                                    --------------        ---------------

Cash flows from investing activities:
       Purchases of property, plant and equipment                                          (76.3)                (127.4)
       Proceeds from maturities of marketable securities                                    10.3                      -
       Proceeds from sales of marketable securities                                        206.0                  180.1
       Purchases of marketable securities                                                 (352.6)                (169.0)
       Increase in investments in affiliated companies                                      (0.1)                  (0.4)
       Increase in other assets                                                             (0.8)                 (12.3)
                                                                                    --------------        ---------------
                      Net cash used in investing activities                               (213.5)                (129.0)
                                                                                    --------------        ---------------

Cash flows from financing activities:
       Repayment of long-term debt                                                          (6.0)                     -
       Net proceeds from issuance of common stock upon
           the exercise of stock options                                                    98.7                   34.4
       Tax benefits related to stock options                                                50.3                   13.4
       Repurchases of common stock                                                        (202.5)                (337.8)
       Other                                                                               (14.7)                  (8.3)
                                                                                    --------------        ---------------
                      Net cash used in financing activities                                (74.2)                (298.3)
                                                                                    --------------        ---------------

Decrease in cash and cash equivalents                                                      (87.0)                (134.5)

Cash and cash equivalents at beginning of period                                           201.1                  239.1
                                                                                    --------------        ---------------
Cash and cash equivalents at end of period                                               $ 114.1                $ 104.6
                                                                                    ==============        ===============

                            See accompanying notes.

                                   AMGEN INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 1999


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

  Inventories

     Inventories are stated at the lower of cost or market. Cost is determined in a manner which approximates the first-in, first-out (FIFO) method. Inventories are shown net of applicable reserves and allowances. Inventories consist of the following (in millions):

                                                     March 31,               December 31,
                                                        1999                     1998
                                                -----------------        -----------------

              Raw materials                            $ 23.8                   $ 18.1
              Work in process                            50.2                     49.1
              Finished goods                             43.2                     43.6
                                                -----------------        -----------------
                                                       $117.2                   $110.8
                                                =================        =================

  Product sales

     Product sales consist of three products, EPOGEN(R) (Epoetin alfa), NEUPOGEN(R) (Filgrastim) and INFERGEN(R) (Interferon alfacon-1).

     The Company has the exclusive right to sell Epoetin alfa for dialysis, diagnostics and all non-human uses in the United States.

The Company sells Epoetin alfa under the brand name EPOGEN(R). Amgen has granted to Ortho Pharmaceutical Corporation (which has assigned its rights under the product license agreement to Ortho Biotech, Inc.), a subsidiary of Johnson & Johnson ("Johnson & Johnson"), a license relating to Epoetin alfa for sales in the United States for all human uses except dialysis and diagnostics. Pursuant to this license, Amgen does not recognize product sales it makes into the exclusive market of Johnson & Johnson and does recognize the product sales made by Johnson & Johnson into Amgen's exclusive market. Sales in Amgen's exclusive market and adjustments thereto are derived from Company shipments and from third-party data on shipments to end users and their usage (see Note 6, "Contingencies - Johnson & Johnson arbitrations"). Sales of the Company's other products are recognized when shipped.

  Foreign currency transactions

     The Company has a program to manage foreign currency risk. As part of this program, it has purchased foreign currency option and forward contracts to hedge against possible reductions in values of certain anticipated foreign currency cash flows generally over the next 12 months, primarily resulting from its sales in Europe. At March 31, 1999, the Company had option and forward contracts to exchange foreign currencies for U.S. dollars of $47.7 million and $28.9 million, respectively, all having maturities of eight months or less. The option contracts, which have only nominal intrinsic value at the time of purchase, are designated as effective hedges of anticipated foreign currency transactions for financial reporting purposes and accordingly, the net gains on such contracts are deferred and recognized in the same period as the hedged transactions. The forward contracts do not qualify as hedges for financial reporting purposes and accordingly, are marked-to-market. Net gains on option contracts (including option contracts for hedged transactions whose occurrence are no longer probable) and changes in market values of forward contracts are reflected in "Interest and other income". The deferred premiums on option contracts and fair values of forward contracts are included in "Other current assets".

     The Company has additional foreign currency forward contracts to hedge exposures to foreign currency fluctuations of certain assets and liabilities denominated in foreign currencies. At March 31, 1999, the Company had forward contracts to exchange foreign currencies for U.S. dollars of $31.3 million, all having maturities of less than one month. These contracts are designated as effective hedges and accordingly, gains and losses on these forward contracts are recognized in the same period the offsetting gains and losses of hedged assets and liabilities are realized and recognized. The fair values of the forward contracts are included in the corresponding captions of the hedged assets and liabilities. Gains and losses on forward contracts, to the extent they differ in amount from the hedged assets and liabilities, are included in "Interest and other income".

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

  Employee stock option and stock purchase plans

     The Company's employee stock options and stock purchase plans are accounted for under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees".

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

     The following table sets forth the computation for basic and diluted earnings per share (in millions, except per share information):

                                                                                      Three Months Ended
                                                                                           March 31,
                                                                                   1999                  1998
                                                                             ---------------       ---------------
Numerator for basic and diluted
   earnings per share - net income                                                   $247.2                $187.3
                                                                             ===============       ===============

Denominator:
   Denominator for basic earnings
     per share - weighted-average shares                                              511.7                 512.5
   Effect of dilutive securities -
     employee stock options                                                            28.7                  15.6
   Denominator for diluted earnings
     per share - adjusted weighted-                                          ---------------       ---------------
     average shares                                                                   540.4                 528.1
                                                                             ===============       ===============

Basic earnings per share                                                             $ 0.48                $ 0.37

Diluted earnings per share                                                           $ 0.46                $ 0.35

  Use of estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates.

  Basis of presentation

     The financial information for the three months ended March 31, 1999 and 1998 is unaudited but includes all adjustments (consisting only of normal recurring accruals) which the Company considers necessary for a fair presentation of the results of operations for these periods. Interim results are not necessarily indicative of results for the full fiscal year.

  Reclassification

     Certain prior year amounts have been reclassified to conform to the current year presentation.


2.   Debt

     As of March 31, 1999, the Company had $223 million of unsecured debt securities outstanding. These unsecured debt securities consisted of: 1) $100 million of debt securities that bear interest at a fixed rate of 6.5% and mature in 2007 that were issued in December 1997 under a $500 million debt shelf registration (the "Shelf"), 2) $100 million of debt securities that bear interest at a fixed rate of 8.1% and mature in 2097, and 3) $23 million of debt securities that bear interest at a fixed rate of 6.2% and mature in less than five years. Under the Shelf, all of the remaining $400 million of debt securities available for issuance may be offered under the Company's medium term note program from time to time with terms to be determined by market conditions.

     The Company has a commercial paper program which provides for unsecured short-term borrowings up to an aggregate of $200 million. As of March 31, 1999, commercial paper with a face amount of $100 million was outstanding. These borrowings had maturities of less than three months and had effective interest rates averaging 5.1%.

     The Company also has an unsecured $150 million credit facility that expires on May 28, 2003. As of March 31, 1999, no amounts were outstanding under this line of credit.

3.   Income taxes

     The provision for income taxes consists of the following (in millions):

                                                                           Three Months Ended
                                                                                March 31,
                                                                         1999                1998
                                                                    -------------       -------------

         Federal (including U.S. possessions)                              $90.7               $74.9
         State                                                               7.8                 5.4
                                                                    -------------       -------------
                                                                           $98.5               $80.3
                                                                    =============       =============

     The Company's effective tax rate for the three months ended March 31, 1999 was 28.5% compared with 30.0% for the same period last year. The decrease in the effective tax rate in the current year is due to increased federal tax credits and the expected realization of other tax attributes.


4.   Stockholders' equity

     During the three months ended March 31, 1999, the Company repurchased 2.9 million shares of its common stock at a total cost of $202.5 million under its common stock repurchase program. In October 1998, the Board of Directors authorized the Company to repurchase up to an additional $1 billion of common stock through December 31, 1999. At March 31, 1999, $597.5 million of this authorization remained. Stock repurchased under the program is retired.

5.   Comprehensive income

     During the three months ended March 31, 1999 and 1998, total comprehensive income was $234.7 million and $184.3 million, respectively. The Company's other comprehensive income/loss is comprised of unrealized gains and losses on the Company's available-for-sale securities and foreign currency translation adjustments.


6.   Contingencies

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

     A dispute between Amgen and Johnson & Johnson that has been the subject of an arbitration proceeding relates to the audit methodology currently employed by the Company to account for Epoetin alfa sales. The Company and Johnson & Johnson are required to compensate each other for Epoetin alfa sales that either party makes into the other party's exclusive market, sometimes described as "spillover" sales. The Company has established and is employing an audit methodology to measure each party's spillover sales and to allocate the net profits from those sales to the appropriate party. The arbitrator in this matter (the "Arbitrator") issued an opinion adopting the Company's audit methodology with certain adjustments and, subsequently, issued his final order confirming that the Company was the successful party in the arbitration. As a result, Johnson & Johnson was ordered to pay to the Company all costs and expenses, including reasonable attorneys' fees, that the Company incurred in the arbitration as well as one-half of the audit costs. The Company submitted a bill for such costs incurred over an eight year period in the amount of approximately $110 million. On January 20, 1999, Johnson & Johnson informed the Company that it intends to contest substantially all costs and expenses, including reasonable attorneys' fees, that the Company incurred in the arbitration as well as one-half of the audit costs.

     On April 15, 1999, the Arbitrator ruled that the Company cannot recover certain of its fees and costs. Although further clarification of the Arbitrator's order will be required, and although he will determine at a later date the specific amount of the unrecoverable fees, the Company estimates that the ruling may reduce the Company's potential recovery of such fees and costs by an amount in the range of approximately $12 million to $17 million. In addition to determining that amount, the Arbitrator will determine how much of the Company's remaining claim the Company is entitled to recover from Johnson & Johnson.

     On October 26, 1998, Johnson & Johnson filed a petition in the Circuit Court of Cook County, Illinois seeking to vacate or modify the Arbitrator's award to the Company of all costs and expenses, including reasonable attorney's fees and costs, that the Company incurred in the arbitration. On January 8, 1999, the Company filed a motion to dismiss Johnson & Johnson's petition. That motion remains pending. Due to remaining uncertainties the Company has not recognized any benefit from the recovery of attorneys' fees and costs or audit costs.

     The Company has filed a demand in the arbitration to terminate Johnson & Johnson's rights under the License Agreement and to recover damages for breach of the License Agreement based on the Company's claim that Johnson & Johnson has intentionally sold PROCRIT(R) (the brand name under which Johnson & Johnson sells Epoetin alfa) into the Company's exclusive dialysis market. Johnson & Johnson disputed the Arbitrator's jurisdiction to decide the Company's demand. On March 2, 1999, the Illinois Court of Appeals denied Johnson & Johnson's appeal of the Company's successful motion for summary judgment affirming the Arbitrator has jurisdiction over this matter. Pursuant to the Arbitrator's ruling, discovery has commenced. No trial date has been set. The Company is unable to predict at this time the outcome of its demand for termination of the License Agreement or when it will be resolved.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

     The Company had cash, cash equivalents and marketable securities of $1,318 million at March 31, 1999, compared with $1,276 million at December 31, 1998. Cash provided by operating activities has been and is expected to continue to be the Company's primary source of funds. During the three months ended March 31, 1999, operations provided $200.7 million of cash compared with $292.8 million during the same period last year.

     Capital expenditures totaled $76.3 million for the three months ended March 31, 1999, compared with $127.4 million for the same period a year ago. The Company anticipates spending approximately $300 million to $400 million in 1999 on capital projects and equipment to expand the Company's global operations. Thereafter, over the next few years, the Company anticipates that capital expenditures will average in excess of $300 million per year.

     The Company receives cash from the exercise of employee stock options. During the three months ended March 31, 1999, stock options and their related tax benefits provided $149 million of cash compared with $47.8 million for the same period last year. Proceeds from the exercise of stock options and their related tax benefits will vary from period to period based upon, among other factors, fluctuations in the market value of the Company's stock relative to the exercise price of such options.

     The Company has a stock repurchase program primarily to offset the dilutive effect of its employee stock option and stock purchase plans. During the three months ended March 31, 1999, the Company purchased 2.9 million shares of its common stock at a cost of $202.5 million compared with 12.5 million shares purchased at a cost of $337.8 million during the same period last year. In October 1998, the Board of Directors authorized the Company to repurchase up to an additional $1 billion of common stock through December 31, 1999. At March 31, 1999, $597.5 million of this authorization remained.

     To provide for financial flexibility and increased liquidity, the Company has established several sources of debt financing. As of March 31, 1999, the Company had $223 million of unsecured debt securities outstanding. These unsecured debt securities consisted of: 1) $100 million of debt securities that bear interest at a fixed rate of 6.5% and mature in 2007 that were issued in December 1997 under a $500 million debt shelf registration (the "Shelf"), 2) $100 million of debt securities that bear interest at a fixed rate of 8.1% and mature in 2097 and 3) $23 million of debt securities that bear interest at a fixed rate of 6.2% and mature in less than five years. Under the Shelf, all of the remaining $400 million of debt securities available for issuance may be offered under the Company's medium-term note program.

     The Company's sources of debt financing also include a commercial paper program which provides for short-term borrowings up to an aggregate face amount of $200 million. As of March 31, 1999, commercial paper with a face amount of $100 million was outstanding. These borrowings had maturities of less than three months and had effective interest rates averaging 5.1%. In addition, the Company has an unsecured $150 million credit facility that expires on May 28, 2003. This credit facility supports the Company's commercial paper program. As of March 31, 1999, no amounts were outstanding under this line of credit.

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

Results of Operations

  Product sales

     Product sales were $688.3 million during the three months ended March 31, 1999, an increase of $121.5 million or 21% over the same period last year. Quarterly product sales volume is influenced by a number of factors, including underlying demand and wholesaler inventory management practices.


     EPOGEN(R) (Epoetin alfa)

     EPOGEN(R) sales were $394.9 million for the three months ended March 31, 1999, an increase of $90.5 million or 30% over the same period last year. This increase was primarily due to the administration of higher doses and the continuing growth in the U.S. dialysis patient population. The administration of higher doses of EPOGEN(R) was principally due to changes in reimbursement announced in March and June 1998 by the Health Care Financing Administration ("HCFA"), discussed below, as well as many dialysis providers using better anemia management practices, including using hemoglobin instead of hematocrit to measure red blood cell counts.

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

     NEUPOGEN(R) (Filgrastim)

     Worldwide NEUPOGEN(R) sales were $287 million for the three months ended March 31, 1999, an increase of $25.8 million or 10% over the same period last year. This increase was primarily due to the growth in demand within the U.S. cancer chemotherapy market, the effect of higher prices in the U.S. and favorable foreign currency effects.

     Cost containment pressures in the U.S. health care marketplace have limited growth in domestic NEUPOGEN(R) sales. These pressures are expected to continue to influence growth for the foreseeable future.

     The growth of the colony stimulating factor ("CSF") market in the European Union ("EU") in which NEUPOGEN(R) competes has remained essentially flat, principally due to EU government pressures on physician prescribing practices in response to ongoing government initiatives to reduce health care expenditures. Additionally, the Company faces competition from another granulocyte CSF product. Amgen's CSF market share in the EU has remained relatively constant over the last few years, however, the Company expects that the competitive intensity may increase in the near future.

     Other product sales

     INFERGEN(R) (Interferon alfacon-1) sales were $6.3 million for the three months ended March 31, 1999, an increase of $5.1 million or 425% over the same period last year. INFERGEN(R) was launched in October 1997 for the treatment of chronic hepatitis C virus infection. There are existing treatments, including a new therapy launched in 1998, for this infection against which INFERGEN(R) competes. The Company cannot predict the extent to which it will penetrate this market.

  Cost of sales

     Cost of sales as a percentage of product sales was 13.4% and 13.9% for the three months ended March 31, 1999 and 1998, respectively.

  Research and development

     During the three months ended March 31, 1999, research and development expenses increased $35.5 million or 23% compared with the same period last year. This increase is primarily due to costs related to the collaboration with PRAECIS PHARMACEUTICALS INCORPORATED and higher staff-related costs necessary to support ongoing product development activities.

  Selling, general and administrative

     Selling, general and administrative expenses increased $19.8 million or 18% during the three months ended March 31, 1999 compared with the same period last year. This increase was primarily due to higher staff-related costs, outside marketing expenses and information management consulting fees.

  Income taxes

     The Company's effective tax rate for the three months ended March 31, 1999 was 28.5% compared with 30.0% for the same period last year. The decrease in the effective tax rate in the current year is due to increased federal tax credits and the expected realization of other tax attributes.

  Foreign currency transactions

     The Company has a program to manage certain portions of its exposure to fluctuations in foreign currency exchange rates arising from international operations. The Company generally hedges the receivables and payables with foreign currency forward contracts, which typically mature within one to three months. The Company uses foreign currency option and forward contracts which generally expire within 12 months to hedge certain anticipated future sales and expenses. At March 31, 1999, outstanding foreign currency option and forward contracts totaled $47.7 million and $60.2 million, respectively.

  Year 2000

     The Year 2000 problem (the "Year 2000 Problem") results from computer programs and devices that do not differentiate between the year 1900 and the year 2000 because they were written using two digits rather than four to define the applicable year; accordingly, computer systems that have time-sensitive calculations may not properly recognize the year 2000. This could result in system failures or miscalculations causing disruptions of the Company's operations, including, without limitation, manufacturing, distribution, clinical development, research and other business activities. The Year 2000 Problem is likely to affect the Company's computer hardware, software, systems, devices, applications and manufacturing equipment, including without limitation, its non-information technology systems (such as elevators, HVAC equipment, security systems and other equipment containing embedded technology such as microcontrollers) (collectively, "Computer Systems"). Amgen is not currently year 2000 compliant. Like many corporations, the Company does not have any previous experience with an issue like the Year 2000 Problem. The Year 2000 Problem potentially affects the Company across its world-wide locations and within substantially all of its business activities. Although the Company believes it is developing an appropriate program to address the Year 2000 Problem, it cannot guarantee that its program will succeed or will be timely. The following is a discussion of the Company's year 2000 program.

     Amgen has conducted an initial review of its Computer Systems to identify those areas that could be affected by the Year 2000 Problem and has established a program to address year 2000 issues. The Company has substantially completed its evaluation of its functional areas and site locations worldwide. Additionally, the Company has appointed a program manager for year 2000 compliance. The Company has identified the following three principal areas of potential Computer Systems exposure at Amgen to the Year 2000 Problem, in addition to supplier and customer issues which are discussed elsewhere:

- Process Control, Instruments and Environmental Monitoring and Control
  Systems: these types of systems are used in the Company's manufacturing and clinical trial processes, among other operations. These generally are systems, devices and instruments which utilize date functionality and generate, send, receive or manipulate date-stamped data and signals. These systems may be found in data acquisition/processing software, laboratory instrumentation and other equipment with embedded code, for example. These devices and instruments may be controlled by installed software, firmware or other embedded control algorithms.

- Servers, Desktops and Infrastructure: these generally are desktop computers (PCs and Macintosh) and server computer equipment (NT and UNIX), telecommunications, local area networks, wide area networks, and include system hardware, firmware, installed commercial application software, e-mail, video teleconferencing and electronic calendaring systems, for example.

- Custom Applications and Business Systems: these generally are systems which the Company either wrote or for which the Company has purchased the source code, or applications purchased from an external vendor. These systems include applications developed or purchased by a functional area on computer systems located within Amgen's corporate departments and operated by departmental personnel, such as Amgen's core business systems (including financial systems and sales operations systems), fund transfer systems and personnel management systems.

     Amgen has planned an inventory, business risk assessment, remediation, testing and implementation phase in these areas. The Company plans to test appropriate Computer Systems and implement them in their year 2000-compliant form following remediation. The Company has substantially completed the inventory phase and the business risk assessment phase. The Company expects to have substantially completed the remediation, testing and implementation phases by May 31, 1999, July 31, 1999 and September 30, 1999, respectively. Year 2000 compliance testing of the Company's Computer Systems has commenced. Since the commencement of its year 2000 efforts, the Company has in the past missed some deadlines at various stages of developing and implementing its program. However, some schedule slippage has been recovered and the Company is working to recover others. The Company is currently behind schedule in some projects. The Company cannot guarantee that it will meet internal or external deadlines for year 2000 compliance.

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

     The Company has begun to identify critical providers of information, goods and services ("Suppliers") in order to assess their year 2000 compliance/readiness. Suppliers have been prioritized based on business criticality and year 2000 surveys were distributed. Although the Company cannot control Suppliers' response time or rate to the Company's surveys, the Company hopes to have assessed survey responses by May 31, 1999 and confirmed year 2000 readiness of selected Suppliers by August 31, 1999. The Company does not intend to contact entities that are not critical and cannot guarantee that such entities will be year 2000 compliant. The Company plans to visit selected Suppliers to confirm their year 2000 compliance. In some cases, the Company also plans to stock extra inventory and qualify alternate suppliers, although the Company cannot guarantee the availability of additional supplies or the year 2000 compliance of alternate suppliers. The failure of Suppliers to become year 2000 compliant on a timely basis, or at all, could have a material adverse effect on the Company.

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

     The Company is in the process of developing a "most reasonably likely worst case year 2000 scenario" and identifying the principal risks to Amgen. The Company has commenced contingency planning and anticipates finalizing a contingency plan by mid-1999 and implementing such plan by November 1999.

     As of March 31, 1999, total expenditures related to the Company's year 2000 program, including, without limitation, anticipated upgrades, remediation and new Computer Systems, are expected to range from $40 million to $60 million, approximately one-third of which is expected to be capital expenditures. However, these amounts are only estimates and are based on information currently available to the Company; the Company cannot guarantee that these amounts will be adequate to address the Company's year 2000 compliance needs. As of March 31, 1999, the Company estimates that it had incurred approximately $16 million in its year 2000 efforts, including without limitation, internal staff costs, outside consulting fees and Computer Systems upgrades.

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

Financial Outlook

     The Company expects the sales growth rate for EPOGEN(R) in 1999 to be in the low-twenties. The Company believes that dialysis providers have increased doses primarily in response to the June HCFA Revisions and due to certain dialysis providers using hemoglobin instead of hematocrit to measure red blood cell counts (see "Results of Operations - Product sales - EPOGEN(R) (Epoetin alfa)"). The Company also believes that increases in the U.S. dialysis patient population and dose will continue to grow EPOGEN(R) sales in the near term. Patients receiving treatment for end stage renal disease are covered primarily under medical programs provided by the federal government. Therefore, EPOGEN(R) sales may also be affected by future changes in reimbursement rates or a change in the basis for reimbursement by the federal government.

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

     The Company expects a high single digit sales growth rate for NEUPOGEN(R) in 1999. Future NEUPOGEN(R) sales growth is dependent primarily upon further penetration of existing markets, the effects of competitive products and the timing and nature of additional indications for which the product may be approved. Although not approved or promoted for use in Amgen's domestic or foreign markets, except for Australia and Canada, the Company believes that currently less than 5% of its worldwide NEUPOGEN(R) sales are from off-label use as a supportive therapy to various AIDS treatments. Changes in AIDS therapies, including protease inhibitors that may be less myelosuppressive than other AIDS treatments, are believed to have adversely affected and may continue to affect such sales. NEUPOGEN(R) usage is expected to continue to be affected by cost containment pressures on health care providers worldwide. In addition, reported NEUPOGEN(R) sales will continue to be affected by changes in foreign currency exchange rates, government budgets and increased competition in Europe.

     Generally, in the U.S. the cost of drugs and biologicals administered to Medicare-eligible patients receiving outpatient services, such as chemotherapy infusion, is reimbursed under Medicare only if those drugs and biologicals qualify for coverage under Medicare Part B. Generally, drugs and biologicals that are "usually self-administered" are not covered by Medicare. However, Medicare does pay for some drugs and biologicals that are furnished incident to a physician's services. Currently, NEUPOGEN(R) is reimbursed by HCFA under Medicare Part B. HCFA has established broad Medicare coverage policies and, in some cases, interpretations of its policies. However, the Medicare program is administered by local carriers (typically a private insurance organization that contracts with HCFA) in each state, which is overseen by a medical director under contract with HCFA. These carriers and medical directors have the authority to interpret Medicare reimbursement coverage policies. The Company is aware that medical directors in a few states have preliminarily considered that NEUPOGEN(R) should not be eligible for reimbursement under Medicare Part B principally because, in their opinions, it is "usually self-administered" when delivered subcutaneously. Although to date no local carrier has adopted guidelines or coverage policies that would exclude NEUPOGEN(R) from Medicare Part B coverage, there can be no assurance that these or other carriers, or HCFA itself, will not in the future adopt interpretations or guidelines under Medicare Part B or otherwise, that could exclude or limit reimbursement for NEUPOGEN(R). Any guidelines or policies that limit or eliminate reimbursement for NEUPOGEN(R) could adversely affect NEUPOGEN(R) sales.

     The Clinton administration has proposed a reduction in the basis upon which Medicare reimburses outpatient prescription drugs from the current 95% of average wholesale price ("AWP") to a proposed 83% of AWP. This proposal would impact reimbursement of NEUPOGEN(R). The Company believes that this new recommendation, if enacted, would primarily affect customers that use NEUPOGEN(R) and it is difficult to predict its impact on Amgen.

     INFERGEN(R) (Interferon alfacon-1) was launched in October 1997 for the treatment of chronic hepatitis C virus infection. There are other treatments, including a new therapy launched in 1998, for this infection against which INFERGEN(R) competes. The Company cannot predict the extent to which it will penetrate this market. The Company is presently engaged in certain litigation related to INFERGEN(R), as described in "Part I, Item 3. Legal Proceedings - INFERGEN(R) litigation" in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

     The Company anticipates the growth rate for total product sales in 1999 to be in the mid-to-high teens. For 1999, Amgen expects earnings per share will be between $1.80 and $1.85. Estimates of future product sales, operating expenses, and earnings per share are necessarily speculative in nature and are difficult to predict with accuracy.

     Except for the historical information contained herein, the matters discussed herein are by their nature forward-looking. Investors are cautioned that forward-looking statements or projections made by the Company, including those made in this document, are subject to risks and uncertainties that may cause actual results to differ materially from those projected. Reference is made in particular to forward-looking statements regarding product sales, earnings per share and expenses. Amgen operates in a rapidly changing environment that involves a number of risks, some of which are beyond the Company's control. Future operating results and the Company's stock price may be affected by a number of factors, including, without limitation: (i) the results of preclinical and clinical trials; (ii) regulatory approvals of product candidates, new indications and manufacturing facilities; (iii) reimbursement for Amgen's products by governments and private payors; (iv) health care guidelines and policies relating to Amgen's products; (v) intellectual property matters (patents) and the results of litigation; (vi) competition; (vii) fluctuations in operating results and (viii) rapid growth of the Company. These factors and others are discussed herein and in the sections appearing in "Item
1. Business-Factors That May Affect Amgen" in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 which sections are incorporated herein by reference and filed as on exhibit hereto.

Legal Matters

     The Company is engaged in arbitration proceedings with one of its licensees. For a discussion of these matters, see Note 6 to the Condensed Consolidated Financial Statements.

                          PART II - OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

     The Company is engaged in arbitration proceedings with one of its licensees. For a discussion of these matters, see Note 6 to the Condensed Consolidated Financial Statements, "Contingencies". These matters and other legal proceedings are also reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, with material developments since December 31, 1998 described below. While it is not possible to predict accurately or to determine the eventual outcome of these matters, the Company believes that the outcome of these proceedings will not have a material adverse effect on the annual financial statements of the Company.

Genentech litigation

     On April 9, 1999, Genentech, Inc. and the Company appeared for a hearing without written briefing in the United States District Court for the Northern District of California, pertaining to the tentative ruling on claim construction of specific terms recited in the `362, `619 and `013 patents. Discovery is currently ongoing. No trial date has been set.

FoxMeyer Health Corporation

     In the Delaware Bankruptcy Court, Avatex Corporation ("Avatex") moved to revise the motion granted in part by that court which estopped Avatex from pursuing three of the seven counts ("Counts 1-3") in the suit filed in the District Court of Dallas County, Dallas, Texas by FoxMeyer Health Corporation (the "FoxMeyer Lawsuit"). The Company and McKesson Corporation and the eleven other "Manufacturer Defendants" (the "Defendants") filed objections to all of the relief requested and cross-moved for an injunction of the FoxMeyer Lawsuit until final determination by the Federal Bankruptcy Court in Delaware as to of whether Avatex and the Chapter 7 Trustee for FoxMeyer Corporation and FoxMeyer Drug Corporation are precluded from litigating the remaining counts of the FoxMeyer Lawsuit. After engaging in limited discovery, the Defendants filed another summary judgment motion in the Federal Bankruptcy Court in Delaware on January 29, 1999, arguing that Avatex and the Chapter 7 Trustee are precluded from asserting all counts of the FoxMeyer Lawsuit.

     On January 7, 1999, the Federal Bankruptcy Court in Texas (the "Texas Bankruptcy Court") entered an order: a) denying the Avatex motion which had requested dismissal of Counts 1-3 of the FoxMeyer Lawsuit without prejudice; b) denying stay pending the remand appeal sought by the Defendants and c) granting a limited interim stay until February 8, 1999 to permit the Defendants to make an orderly request for stay from the U.S. District Court judge hearing the appeals. Avatex has cross appealed the dismissal with prejudice of Counts 1-3 by the Texas Bankruptcy Court. The U.S. District Court in Dallas has entered an agreed order staying discovery until May 17, 1999. On April 13, 1999, the U.S. District Court judge in Dallas stayed the remand until May 17, 1999, and indicated that he would rule on the remand and venue transfer appeal by May 17, 1999.

     The Defendants' renewed motion for summary judgment filed in the Federal Bankruptcy Court in Delaware seeking an injunction against both Avatex and the Chapter 7 Trustee and staying prosecution of all counts of the FoxMeyer Lawsuit based upon preclusion has been briefed and orally argued. Additional discovery, however, may occur prior to any ruling on the renewed summary judgment.

Securities litigation

     The Company has obtained a stay of the California Superior Court for the County of Ventura action pending resolution of the U.S. District Court for the Central District of California action (the "federal action") and, on February 4, 1999, the Company filed a motion to dismiss the federal action which is scheduled for hearing on May 24, 1999.

Johnson & Johnson arbitrations

     The Company is engaged in arbitration proceedings with one of its licensees. See Note 6 to the Condensed Consolidated Financial Statements, "Contingencies--Johnson & Johnson arbitrations".

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Reference is made to the Index to Exhibits included herein.

     (b)  Reports on Form 8-K

     The Company filed a Current Report on Form 8-K during the three months ended March 31, 1999. The report filed on February 1, 1999 reported under Item 5 that: (i) the Company's Board of Directors had declared a two-for-one split of the Company's common stock effected in the form of a 100 percent stock dividend on outstanding stock to stockholders of record on February 12, 1999 and (ii) the Company was amending its registration statement No. 333-53929 to adjust the number of shares being registered under such registration statement to reflect such stock split and any future stock splits, stock dividends or similar transactions. In addition, an exhibit relating to the amendment to the Company's registration statement was filed under Item 7.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      Amgen Inc.
                                      (Registrant)


Date:   5/5/99                        By:/s/Kathryn E. Falberg
---------------                       ----------------------------------
                                      Kathryn E. Falberg
                                      Senior Vice President, Finance
                                      and Chief Financial Officer



Date:   5/5/99                        By:/s/Marc M.P. de Garidel
---------------                       -------------------------------
                                      Marc M.P. de Garidel
                                      Vice President, Controller and
                                      Chief Accounting Officer

                                   AMGEN INC.

                               INDEX TO EXHIBITS

Exhibit No.                      Description

   3.1      Restated Certificate of Incorporation as amended. (17)
   3.2      Amended and Restated Bylaws.  (25)
   4.1 Indenture dated January 1, 1992 between the Company and Citibank N.A., as trustee. (8)
   4.2 First Supplement to Indenture, dated February 26, 1997 between the Company and Citibank N.A., as trustee. (14)
   4.3 Officer's Certificate pursuant to Sections 2.1 and 2.3 of the Indenture, as supplemented, establishing a series of securities "8-1/8% Debentures due April 1, 2097." (16)
   4.4      8-1/8% Debentures due April 1, 2097. (16)
   4.5 Form of stock certificate for the common stock, par value $.0001 of the Company. (17)
   4.6 Officer's Certificate pursuant to Sections 2.1 and 2.3 of the Indenture, dated as of January 1, 1992, as supplemented by the First supplemental Indenture, dated as of February 26, 1997, each between the Company and Citibank, N.A., as Trustee, establishing a series of securities entitled "6.50% Notes Due December 1, 2007". (20)
   4.7      6.50% Notes Due December 1, 2007 described in Exhibit 4.6. (20)
   4.8 Corporate Commercial Paper - Master Note between and among Amgen Inc., as Issuer, Cede & Co., as nominee of The Depository Trust Company and Citibank, N.A. as Paying Agent. (23)
   10.1     Company's Amended and Restated 1991 Equity Incentive Plan. (26)
   10.2 Sixth Amendment to the Company's Amended and Restated Retirement and Savings Plan as amended and restated April 1, 1996. (26)
   10.3 Shareholder's Agreement of Kirin-Amgen, Inc., dated May 11, 1984, between the Company and Kirin Brewery Company, Limited (with certain confidential information deleted therefrom). (1)
   10.4 Amendment Nos. 1, 2, and 3, dated March 19, 1985, July 29, 1985 and December 19, 1985, respectively, to the Shareholder's Agreement of Kirin-Amgen, Inc., dated May 11, 1984 (with certain confidential information deleted therefrom). (3)
   10.5 Product License Agreement, dated September 30, 1985, and Technology License Agreement, dated, September 30, 1985 between the Company and Ortho Pharmaceutical Corporation (with certain confidential information deleted therefrom). (2)
   10.6 Product License Agreement, dated September 30, 1985, and Technology License Agreement, dated September 30, 1985 between Kirin-Amgen, Inc. and Ortho Pharmaceutical

            Corporation (with certain confidential information deleted therefrom). (3)
   10.7     Company's Amended and Restated Employee Stock Purchase Plan. (12)
   10.8 Research, Development Technology Disclosure and License Agreement PPO, dated January 20, 1986, by and between the Company and Kirin Brewery Co., Ltd. (4)
   10.9     Amendment Nos. 4 and 5, dated October 16, 1986 (effective July 1,
            1986) and December 6, 1986 (effective July 1, 1986), respectively, to the Shareholders Agreement of Kirin-Amgen, Inc. dated May 11, 1984 (with certain confidential information deleted therefrom). (5)
   10.10 Assignment and License Agreement, dated October 16, 1986, between the Company and Kirin-Amgen, Inc. (with certain confidential information deleted therefrom). (5)
   10.11 G-CSF European License Agreement, dated December 30, 1986, between Kirin-Amgen, Inc. and the Company (with certain confidential information deleted therefrom). (5)
   10.12    Research and Development Technology Disclosure and License
            Agreement: GM-CSF, dated March 31, 1987, between Kirin Brewery Company, Limited and the Company (with certain confidential information deleted therefrom). (5)
   10.13    Company's Amended and Restated 1988 Stock Option Plan. (12)
   10.14    Company's Amended and Restated Retirement and Savings Plan. (12)
   10.15 Amendment, dated June 30, 1988, to Research, Development, Technology Disclosure and License Agreement: GM-CSF dated March 31, 1987, between Kirin Brewery Company, Limited and the Company. (6)
   10.16 Agreement on G-CSF in Certain European Countries, dated January 1, 1989, between Amgen Inc. and F. Hoffmann-La Roche & Co. Limited Company (with certain confidential information deleted therefrom).
            (7)
   10.17 Partnership Purchase Agreement, dated March 12, 1993, between the Company, Amgen Clinical Partners, L.P., Amgen Development Corporation, the Class A limited partners and the Class B limited partner. (9)
   10.18 Amgen Inc. Supplemental Retirement Plan (As Amended and Restated Effective January 1, 1998). (23)
   10.19    Promissory Note of Mr. Kevin W. Sharer, dated June 4, 1993. (10)
   10.20    Amgen Performance Based Management Incentive Plan. (15)
   10.21 Credit Agreement, dated as of May 28, 1998, among Amgen Inc., the Borrowing Subsidiaries named therein, the Banks named therein, Citibank, N.A., as Issuing Bank, and Citicorp USA, Inc., as Administrative Agent. (24)
   10.22    Promissory Note of Mr. George A. Vandeman, dated December 15, 1995.
            (11)
   10.23    Promissory Note of Mr. George A. Vandeman, dated December 15, 1995.
            (11)
   10.24    Promissory Note of Mr. Stan Benson, dated March 19, 1996. (11)
   10.25 Amendment No. 1 to the Company's Amended and Restated Retirement and Savings Plan. (12)

   10.26    Amendment Number 5 to the Company's Amended and Restated Retirement
            and Savings Plan dated January 1, 1993. (15)
   10.27    Amendment Number 2 to the Company's Amended and Restated Retirement
            and Savings Plan dated April 1, 1996. (15)
   10.28    Amgen Inc. Change of Control Severance Plan effective as of October
            20, 1998. (26)
   10.29    Preferred Share Rights Agreement, dated February 18, 1997, between
            Amgen Inc. and American Stock Transfer and Trust Company, Rights
            Agent. (13)
   10.30    Agreement, dated May 30, 1995, between the Company and George A.
            Vandeman. (15)
   10.31    First Amendment, effective January 1, 1998, to the Company's Amended and Restated Employee Stock Purchase Plan. (18)
   10.32    Third Amendment, effective January 1, 1997, to the Company's Amended and Restated Retirement and Savings Plan dated April 1, 1996. (18)
   10.33    Heads of Agreement dated April 10, 1997, between the Company and
            Kirin Amgen, Inc., on the one hand, and F. Hoffmann-La Roche Ltd, on the other hand (with certain confidential information deleted therefrom). (18)
   10.34    Binding Term Sheet, dated August 20, 1997, between Guilford
            Pharmaceuticals Inc. and GPI NIL Holdings, Inc., and Amgen Inc.
            (with certain confidential information deleted therefrom). (19)
   10.35    Promissory Note of Ms. Kathryn E. Falberg, dated April 7, 1995. (21)
   10.36    Promissory Note of Mr. Edward F. Garnett, dated July 18, 1997. (21)
   10.37    Fourth Amendment to the Company's Amended and Restated Retirement
            and Savings Plan as amended and restated effective April 1, 1996.
            (21)
   10.38    Fifth Amendment to the Company's Amended and Restated Retirement and
            Savings Plan as amended and restated effective April 1, 1996. (21)
   10.39    Company's Amended and Restated 1987 Directors' Stock Option Plan.
            (15)
   10.40    Amended and Restated Agreement on G-CSF in the EU between Amgen Inc.
            and F. Hoffmann-La Roche Ltd (with certain confidential information deleted therefrom). (23)
   10.41    Collaboration and License Agreement, dated December 15, 1997, between the Company, GPI NIL Holdings, Inc. and Guilford
            Pharmaceuticals Inc. (with certain confidential information deleted therefrom). (22)
   27*      Financial Data Schedule.
   99*      Sections appearing under the heading "Business - Factors That May
            Affect Amgen" in the Company's Annual Report on Form 10-K for the
            year ended December 31, 1998.
----------------
* Filed herewith.

(1) Filed as an exhibit to the Annual Report on Form 10-K for the year ended March 31, 1984 on June 26, 1984 and incorporated herein by reference.

(2) Filed as an exhibit to Quarterly Report on Form 10-Q for the quarter ended September 30, 1985 on November 14, 1985 and incorporated herein by reference.
(3) Filed as an exhibit to Quarterly Report on Form 10-Q for the quarter ended December 31, 1985 on February 3, 1986 and incorporated herein by reference.
(4) Filed as an exhibit to Amendment No. 1 to Form S-1 Registration Statement (Registration No. 33-3069) on March 11, 1986 and incorporated herein by reference.
(5) Filed as an exhibit to the Form 10-K Annual Report for the year ended March 31, 1987 on May 18, 1987 and incorporated herein by reference.
(6) Filed as an exhibit to Form 8 amending the Quarterly Report on Form 10-Q for the quarter ended June 30, 1988 on August 25, 1988 and incorporated herein by reference.
(7) Filed as an exhibit to the Form 8 dated November 8, 1989, amending the Annual Report on Form 10-K for the year ended March 31, 1989 on June 28, 1989 and incorporated herein by reference.
(8) Filed as an exhibit to Form S-3 Registration Statement dated December 19, 1991 and incorporated herein by reference.
(9) Filed as an exhibit to the Form 8-A dated March 31, 1993 and incorporated herein by reference.
(10) Filed as an exhibit to the Form 10-Q for the quarter ended September 30, 1993 on November 12, 1993 and incorporated herein by reference.
(11) Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1995 on March 29, 1996 and incorporated herein by reference.
(12) Filed as an exhibit to the Form 10-Q for the quarter ended September 30, 1996 on November 5, 1996 and incorporated herein by reference.
(13) Filed as an exhibit to the Form 8-K Current Report dated February 18, 1997 on February 28, 1997 and incorporated herein by reference.
(14) Filed as an exhibit to the Form 8-K Current Report dated March 14, 1997 on March 14, 1997 and incorporated herein by reference.
(15) Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1996 on March 24, 1997 and incorporated herein by reference.
(16) Filed as an exhibit to the Form 8-K Current Report dated April 8, 1997 on April 8, 1997 and incorporated herein by reference.
(17) Filed as an exhibit to the Form 10-Q for the quarter ended March 31, 1997 on May 13, 1997 and incorporated herein by reference.
(18) Filed as an exhibit to the Form 10-Q for the quarter ended June 30, 1997 on August 12, 1997 and incorporated herein by reference.
(19) Filed as exhibit 10.47 to the Guilford Pharmaceuticals Inc. Form 8-K Current Report dated August 20, 1997 on September 4, 1997 and incorporated herein by reference.
(20) Filed as an exhibit to the Form 8-K Current Report dated and filed on December 5, 1997 and incorporated herein by reference.

(21) Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1997 on March 24, 1998 and incorporated herein by reference.
(22) Filed as Exhibit 10.40 to the Guilford Pharmaceuticals Inc. Form 10-K for the year ended December 31, 1997 on March 27, 1998 and incorporated herein by reference.
(23) Filed as an exhibit to the Form 10-Q for the quarter ended March 31, 1998 on May 13, 1998 and incorporated herein by reference.
(24) Filed as an exhibit to the Form 10-Q for the quarter ended June 30, 1998 on August 14, 1998 and incorporated herein by reference.
(25) Filed as an exhibit to the Form 10-Q for the quarter ended September 30, 1998 on November 16, 1998 and incorporated herein by reference.
(26) Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1998 on March 16, 1999 and incorporated herein by reference.