Form 10-Q
period 1999-06-30
AMGEN INC
filed 1999-08-03
CIK 318154

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON D.C. 20549

                                   FORM 10-Q



(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended June 30, 1999

                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934


Commission file number 000-12477


                                   AMGEN INC.
             (Exact name of registrant as specified in its charter)


           Delaware                                    95-3540776
- --------------------------------              ----------------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                     Identification No.)


One Amgen Center Drive, Thousand Oaks, California             91320-1799
- -------------------------------------------------------------------------------
  (Address of principal executive offices)                    (Zip Code)


Registrant's telephone number, including area code:  (805) 447-1000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.        Yes  X    No

As of June 30, 1999, the registrant had 509,955,945 shares of Common Stock, $.0001 par value, outstanding.

                                   AMGEN INC.

                                     INDEX


                                                                          Page No.

PART I    FINANCIAL INFORMATION

          Item 1.     Financial Statements................................   3

            Condensed Consolidated Statements of
            Operations - three and six months
            ended June 30, 1999 and 1998..................................   4

            Condensed Consolidated Balance Sheets -
            June 30, 1999 and December 31, 1998...........................   5

            Condensed Consolidated Statements of
            Cash Flows - six months
            ended June 30, 1999 and 1998..................................   6

            Notes to Condensed Consolidated Financial
            Statements....................................................   7

          Item 2.     Management's Discussion and Analysis
                      of Financial Condition and Results of
                      Operations..........................................  13

PART II   OTHER INFORMATION

          Item 1.     Legal Proceedings...................................  23

          Item 4.     Submission of Matters to a Vote of
                      Security Holders....................................  24

          Item 5.     Other Information...................................  25

          Item 6.     Exhibits and Reports on Form 8-K....................  25

          Signatures......................................................  26

          Index to Exhibits...............................................  27

                         PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements

     The information in this report for the three and six months ended June 30, 1999 and 1998 is unaudited but includes all adjustments (consisting only of normal recurring accruals, unless otherwise indicated) which Amgen Inc. ("Amgen" or the "Company") considers necessary for a fair presentation of the results of operations for those periods.

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

                                  AMGEN INC.
                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                     (In millions, except per share data)
                                  (Unaudited)


                                                          Three Months Ended                           Six Months Ended
                                                               June 30,                                    June 30,
                                                        1999               1998                   1999                 1998
                                                   --------------     --------------        -----------------    -----------------
Revenues:
      Product sales                                        $737.9             $611.2                 $1,426.2             $1,178.0
      Corporate partner revenues                             49.0               29.9                     76.0                 52.5
      Royalty income                                         33.6               15.8                     63.8                 31.8
                                                   --------------     --------------        -----------------    -----------------
            Total revenues                                  820.5              656.9                  1,566.0              1,262.3
                                                   --------------     --------------        -----------------    -----------------

Operating expenses:
      Cost of sales                                          98.8               83.9                    191.2                162.9
      Research and development                              194.1              152.4                    382.1                304.9
      Selling, general and administrative                   157.2              122.0                    290.1                235.1
      Loss of affiliates, net                                 9.2               10.2                     12.0                 16.4
                                                   --------------     --------------        -----------------    -----------------
            Total operating expenses                        459.3              368.5                    875.4                719.3
                                                   --------------     --------------        -----------------    -----------------

Operating income                                            361.2              288.4                    690.6                543.0

Other income (expense):
      Interest and other income                              24.5               23.9                     43.0                 39.1
      Interest expense, net                                  (3.3)              (3.3)                    (5.5)                (5.5)
                                                   --------------     --------------        -----------------    -----------------
            Total other income (expense)                     21.2               20.6                     37.5                 33.6
                                                   --------------     --------------        -----------------    -----------------

Income before income taxes                                  382.4              309.0                    728.1                576.6

Provision for income taxes                                  114.8               92.7                    213.3                173.0
                                                   --------------     --------------        -----------------    -----------------

Net income                                                 $267.6             $216.3                 $  514.8             $  403.6
                                                   ==============     ==============        =================    =================

Earnings per share:
      Basic                                                $ 0.52             $ 0.43                 $   1.01             $   0.79
      Diluted                                              $ 0.50             $ 0.41                 $   0.96             $   0.77

Shares used in calculation of earnings
      per share:
      Basic                                                 510.5              507.9                    511.2                510.2
      Diluted                                               536.9              525.0                    538.7                526.4


                            See accompanying notes.

                                  AMGEN INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                     (In millions, except per share data)
                                  (Unaudited)


                                                                                June 30,                 December 31,
                                                                                  1999                      1998
                                                                           -----------------        ---------------------
                                            ASSETS
Current assets:
       Cash and cash equivalents                                                    $  199.6                     $  201.1
       Marketable securities                                                         1,168.7                      1,074.9
       Trade receivables, net                                                          363.6                        319.9
       Inventories                                                                     121.8                        110.8
       Other current assets                                                            157.1                        156.6
                                                                           -----------------        ---------------------
                  Total current assets                                               2,010.8                      1,863.3
                                                                           -----------------        ---------------------

Property, plant and equipment at cost, net                                           1,484.0                      1,450.2
Investments in affiliated companies                                                    124.6                        120.9
Other assets                                                                           270.2                        237.8
                                                                           -----------------        ---------------------

                                                                                    $3,889.6                     $3,672.2
                                                                           =================        =====================

                             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
       Accounts payable                                                             $  144.0                     $  121.6
       Commercial paper                                                                 99.8                         99.7
       Accrued liabilities                                                             637.4                        659.7
       Current portion of long-term debt                                                   -                          6.0
                                                                           -----------------        ---------------------
                  Total current liabilities                                            881.2                        887.0
                                                                           -----------------        ---------------------

Long-term debt                                                                         223.0                        223.0
Contingencies

Stockholders' equity:
       Preferred stock: $.0001 par value; 5 shares
            authorized; none issued or outstanding                                         -                            -
       Common stock and additional paid-in capital;
            $.0001 par value; 1,500 shares authorized;
            outstanding - 510.0 shares in 1999 and
            509.2 shares in 1998                                                     1,870.5                      1,671.9
       Retained earnings                                                               938.3                        894.3
       Accumulated other comprehensive loss                                            (23.4)                        (4.0)
                                                                           -----------------        ---------------------
                  Total stockholders' equity                                         2,785.4                      2,562.2
                                                                           -----------------        ---------------------

                                                                                    $3,889.6                     $3,672.2
                                                                           =================        =====================

                            See accompanying notes.

                                  AMGEN INC.
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                     (In millions, except per share data)
                                  (Unaudited)


                                                                               Six Months Ended
                                                                                   June 30,
                                                                           1999                  1998
                                                                     --------------        ---------------

Cash flows from operating activities:
      Net income                                                            $ 514.8                $ 403.6
      Depreciation and amortization                                            89.2                   72.7
      Gain on sale of investments                                                 -                  (13.2)
      Loss of affiliates, net                                                  12.0                   16.4
      Cash provided by (used in):
           Trade receivables, net                                             (43.7)                 (22.2)
           Inventories                                                        (11.0)                  (4.1)
           Other current assets                                                 3.7                    3.7
           Accounts payable                                                    22.4                  (18.9)
           Accrued liabilities                                                (22.3)                  63.8
                                                                     --------------        ---------------

                 Net cash provided by operating activities                    565.1                  501.8
                                                                     --------------        ---------------

Cash flows from investing activities:
      Purchases of property, plant and equipment                             (147.0)                (236.0)
      Proceeds from maturities of marketable securities                        10.5                      -
      Proceeds from sales of marketable securities                            373.3                  272.1
      Purchases of marketable securities                                     (494.0)                (348.5)
      Other                                                                    (2.0)                   7.0
                                                                     --------------        ---------------

                 Net cash used in investing activities                       (259.2)                (305.4)
                                                                     --------------        ---------------

Cash flows from financing activities:
      Increase in commercial paper                                                -                   99.5
      Repayment of long-term debt                                              (6.0)                 (25.0)
      Net proceeds from issuance of common stock upon
           the exercise of stock options                                      131.6                   91.8
      Tax benefits related to stock options                                    66.9                   30.0
      Repurchases of common stock                                            (470.7)                (457.0)
      Other                                                                   (29.2)                 (16.8)
                                                                     --------------        ---------------

                 Net cash used in financing activities                       (307.4)                (277.5)
                                                                     --------------        ---------------

Decrease in cash and cash equivalents                                          (1.5)                 (81.1)

Cash and cash equivalents at beginning of period                              201.1                  239.1
                                                                     --------------        ---------------

Cash and cash equivalents at end of period                                  $ 199.6                $ 158.0
                                                                     ==============        ===============


                            See accompanying notes.

                                   AMGEN INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 June 30, 1999


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

  Inventories

     Inventories are stated at the lower of cost or market. Cost is determined in a manner which approximates the first-in, first-out (FIFO) method. Inventories are shown net of applicable reserves and allowances. Inventories consist of the following (in millions):


                                           June 30,               December 31,
                                             1999                     1998
                                      -----------------        -----------------

              Raw materials                      $ 23.5                   $ 18.1
              Work in process                      50.7                     49.1
              Finished goods                       47.6                     43.6
                                      -----------------        -----------------
                                                 $121.8                   $110.8
                                      =================        =================

  Product sales

     Product sales primarily consist of sales from EPOGEN(R) (Epoetin alfa) and NEUPOGEN(R) (Filgrastim).

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

  Foreign currency transactions

     The Company has a program to manage foreign currency risk. As part of this program, it has purchased foreign currency option and forward contracts to hedge against possible reductions in values of certain anticipated foreign currency cash flows generally over the next 12 months, primarily resulting from its sales in Europe. At June 30, 1999, the Company had option and forward contracts to exchange foreign currencies for U.S. dollars of $57.7 million and $13.1 million, respectively, all having maturities of six months or less. The option contracts, which have only nominal intrinsic value at the time of purchase, are designated as effective hedges of anticipated foreign currency transactions for financial reporting purposes and accordingly, the net gains on such contracts are deferred and recognized in the same period as the hedged transactions. The forward contracts do not qualify as hedges for financial reporting purposes and accordingly, are marked-to-market. Net gains on option contracts (including option contracts for hedged transactions whose occurrence are no longer probable) and changes in market values of forward contracts are reflected in "Interest and other income". The deferred premiums on option contracts and fair values of forward contracts are included in "Other current assets".

     The Company has additional foreign currency forward contracts to hedge exposures to foreign currency fluctuations of certain assets and liabilities denominated in foreign currencies. At June 30, 1999, the Company had forward contracts to exchange foreign currencies for U.S. dollars of $23.5 million, all having maturities of less than six months. These contracts are designated as effective hedges and accordingly, gains and losses on these forward contracts are recognized in the same period the offsetting gains and losses of hedged assets and liabilities are realized and recognized. The fair values of the forward contracts are included in the corresponding captions of the hedged assets and liabilities. Gains and losses on forward contracts, to the extent they differ in amount from the hedged assets and liabilities, are included in "Interest and other income".

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." The date required for adoption of this statement has been delayed until fiscal years beginning after June 15, 2000. Because of the Company's minimal use of derivatives, management anticipates that the adoption of this new statement will not have a significant effect on earnings or the financial position of the Company.

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

     The following table sets forth the computation for basic and diluted earnings per share (in millions, except per share information):


                                                              Three Months Ended                     Six Months Ended
                                                                   June 30,                               June 30,
                                                             1999              1998                 1999              1998
                                                       --------------    --------------       --------------    --------------
Numerator for basic and diluted
     earnings per share - net income                           $267.6            $216.3               $514.8            $403.6
                                                       ==============    ==============       ==============    ==============

Denominator:
     Denominator for basic earnings
          per share - weighted-average shares                   510.5             507.9                511.2             510.2
     Effect of dilutive securities -
          employee stock options                                 26.4              17.1                 27.5              16.2
                                                       --------------    --------------       --------------    --------------
     Denominator for diluted earnings
          per share - adjusted weighted-
          average shares                                        536.9             525.0                538.7             526.4
                                                       ==============    ==============       ==============    ==============

Basic earnings per share                                       $ 0.52            $ 0.43               $ 1.01            $ 0.79

Diluted earnings per share                                     $ 0.50            $ 0.41               $ 0.96            $ 0.77

  Use of estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates.

  Basis of presentation

     The financial information for the three and six months ended June 30, 1999 and 1998 is unaudited but includes all adjustments (consisting only of normal recurring accruals, unless otherwise indicated) which the Company considers necessary for a fair presentation of the results of operations for these periods. Interim results are not necessarily indicative of results for the full fiscal year.

  Reclassification

     Certain prior year amounts have been reclassified to conform to the current year presentation.


2.   Debt

     As of June 30, 1999, the Company had $223 million of unsecured debt securities outstanding. These unsecured debt securities consisted of: 1) $100 million of debt securities that bear interest at a fixed rate of 6.5% and mature in 2007 that were issued in December 1997 under a $500 million debt shelf registration (the "Shelf"), 2) $100 million of debt securities that bear interest at a fixed rate of 8.1% and mature in 2097, and 3) $23 million of debt securities that bear interest at a fixed rate of 6.2% and mature in 2003. Under the Shelf, all of the remaining $400 million of debt securities available for issuance may be offered under the Company's medium term note program from time to time with terms to be determined by market conditions.

     The Company has a commercial paper program which provides for unsecured short-term borrowings up to an aggregate of $200 million. As of June 30, 1999, commercial paper with a face amount of $100 million was outstanding. These borrowings had maturities of less than three months and had effective interest rates averaging 5.1%.

     The Company also has an unsecured $150 million credit facility that expires on May 28, 2003. As of June 30, 1999, no amounts were outstanding under this line of credit.

3.      Income taxes

     The provision for income taxes consists of the following (in millions):

                                                     Three Months Ended                     Six Months Ended
                                                          June 30,                              June 30,
                                                   1999              1998                1999              1998
                                              --------------    -------------       --------------    --------------

Federal (including U.S. possessions)                  $105.9            $86.6               $196.6            $161.5
State                                                    8.9              6.1                 16.7              11.5
                                              --------------    -------------       --------------    --------------
                                                      $114.8            $92.7               $213.3            $173.0
                                              ==============    =============       ==============    ==============


     The Company's effective tax rate for the three and six months ended June 30, 1999 was 30.0% and 29.3%, respectively, compared with 30.0% for each of the same periods last year.


4.   Stockholders' equity

     During the six months ended June 30, 1999, the Company repurchased 7 million shares of its common stock at a total cost of $470.7 million under its common stock repurchase program. In October 1998, the Board of Directors authorized the Company to repurchase up to an additional $1 billion of common stock through December 31, 1999. At June 30, 1999, $329.3 million of this authorization remained. Stock repurchased under the program is retired.

     On May 4, 1999, the Company's stockholders approved an increase in the number of authorized shares of common stock from 750,000,000 to 1,500,000,000.


5.   Comprehensive income

     During the three and six months ended June 30, 1999, total comprehensive income was $260.7 million and $495.4 million, respectively. During the three and six months ended June 30, 1998, total comprehensive income was $208.1 million and $392.4 million, respectively. The Company's other comprehensive income/loss is comprised of unrealized gains and losses on the Company's available-for-sale securities and foreign currency translation adjustments.


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

     On April 15, 1999, the Arbitrator ruled that the Company cannot recover certain of its fees and costs. Although further clarification of the Arbitrator's order will be required, and although he will determine at a later date the specific amount of the unrecoverable fees, the Company has estimated that the ruling reduces the Company's potential recovery of such fees and costs by approximately $12 million. In addition to determining that amount, the Arbitrator will determine how much of the Company's remaining claim the Company is entitled to recover from Johnson & Johnson.

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


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

     The Company had cash, cash equivalents and marketable securities of $1,368.3 million at June 30, 1999, compared with $1,276 million at December 31, 1998. Cash provided by operating activities has been and is expected to continue to be the Company's primary source of funds. During the six months ended June 30, 1999, operations provided $565.1 million of cash compared with $501.8 million during the same period last year.

     Capital expenditures totaled $147 million for the six months ended June 30, 1999, compared with $236 million for the same period a year ago. The Company anticipates spending approximately $300 million to $400 million in 1999 on capital projects and equipment to expand the Company's global operations. Thereafter, over the next few years, the Company anticipates that capital expenditures will average in excess of $300 million per year.

     The Company receives cash from the exercise of employee stock options. During the six months ended June 30, 1999, stock options and their related tax benefits provided $198.5 million of cash compared with $121.8 million for the same period last year. Proceeds from the exercise of stock options and their related tax benefits will vary from period to period based upon, among other factors, fluctuations in the market value of the Company's stock relative to the exercise price of such options.

     The Company has a stock repurchase program primarily to offset the dilutive effect of its employee stock option and stock purchase plans. During the six months ended June 30, 1999, the Company purchased 7 million shares of its common stock at a cost of $470.7 million compared with 16.4 million shares purchased at a cost of $457 million during the same period last year. In October 1998, the Board of Directors authorized the Company to repurchase up to an additional $1 billion of common stock through December 31, 1999. At June 30, 1999, $329.3 million of this authorization remained.

     To provide for financial flexibility and increased liquidity, the Company has established several sources of debt financing. As of June 30, 1999, the Company had $223 million of unsecured debt securities outstanding. These unsecured debt securities consisted of: 1) $100 million of debt securities that bear interest at a fixed rate of 6.5% and mature in 2007 that were issued in December 1997 under a $500 million debt shelf registration (the "Shelf"), 2) $100 million of debt securities that bear interest at a fixed rate of 8.1% and mature in 2097 and 3) $23 million of debt securities that bear interest at a fixed rate of 6.2% and mature in 2003. Under the Shelf, all of the remaining $400 million of debt securities available for issuance may be offered under the Company's medium-term note program.

     The Company's sources of debt financing also include a commercial paper program which provides for short-term borrowings up to an aggregate face amount of $200 million. As of June 30, 1999, commercial paper with a face amount of $100 million was outstanding. These borrowings had maturities of less than three months and had effective interest rates averaging 5.1%. In addition, the Company has an unsecured $150 million credit facility that expires on May 28, 2003. This credit facility supports the Company's commercial paper program. As of June 30, 1999, no amounts were outstanding under this line of credit.

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


Results of Operations

  Product sales

     Product sales were $737.9 million and $1,426.2 million during the three and six months ended June 30, 1999, respectively. These amounts represent increases of $126.7 million and $248.2 million or 21% over each of the same periods last year. Quarterly product sales volume is influenced by a number of factors, including underlying demand and wholesaler inventory management practices.

     EPOGEN(R) (Epoetin alfa)

     EPOGEN(R) sales were $428 million and $822.9 million for the three and six months ended June 30, 1999, respectively. These amounts represent increases of $91.5 million and $182 million or 27% and 28%, respectively, over the same periods last year. These increases were primarily due to the administration of higher doses and the continuing growth in the U.S. dialysis patient population. The administration of higher doses of EPOGEN(R) was principally due to changes in reimbursement announced in March and June 1998 by the Health Care Financing Administration ("HCFA"), discussed below, as well as many dialysis providers using better anemia management practices, including using hemoglobin instead of hematocrit to measure red blood cell counts.

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

     NEUPOGEN(R) (Filgrastim)

     Worldwide NEUPOGEN(R) sales were $303.5 million and $590.5 million for the three and six months ended June 30, 1999. These amounts represent increases of $32.9 million and $58.7 million or 12% and 11%, respectively, over the same periods last year. These increases were primarily due to the growth in demand worldwide within the cancer chemotherapy markets and the effect of higher prices in the U.S.

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

     Other product sales

     INFERGEN(R) (Interferon alfacon-1) sales were $6.3 million and $12.6 million for the three and six months ended June 30, 1999. These amounts represent increases of $2.2 million and $7.3 million or 54% and 138%, respectively, over the same periods last year. INFERGEN(R) was launched in October 1997 for the treatment of chronic hepatitis C virus infection. There are existing treatments, including a new therapy launched in 1998, for this infection against which INFERGEN(R) competes. The Company cannot predict the extent to which it will penetrate this market.

  Cost of sales

     Cost of sales as a percentage of product sales was 13.4% for both the three and six months ended June 30, 1999, respectively, compared with 13.7% and 13.8% for the same periods last year.

  Research and development

     During the three and six months ended June 30, 1999, research and development expenses increased $41.7 million and $77.2 million, or 27% and 25%, respectively, compared with the same periods last year. These increases were primarily due to higher staff-related costs necessary to support ongoing product development activities and costs related to the collaboration with PRAECIS PHARMACEUTICALS INCORPORATED.

  Selling, general and administrative

     Selling, general and administrative expenses increased $35.2 million and $55 million, or 29% and 23%, during the three and six months ended June 30, 1999 compared with the same periods last year. These increases were primarily due to higher staff-related costs, outside marketing expenses and information management consulting fees.

  Income taxes

     The Company's effective tax rate for the three and six months ended June 30, 1999 was 30.0% and 29.3%, respectively, compared with 30.0% for each of the same periods last year.

  Foreign currency transactions

     The Company has a program to manage certain portions of its exposure to fluctuations in foreign currency exchange rates arising from international operations. The Company generally hedges the receivables and payables with foreign currency forward contracts, which typically mature within one to three months. The Company uses foreign currency option and forward contracts which generally expire within 12 months to hedge certain anticipated future sales and expenses. At June 30, 1999, outstanding foreign currency option and forward contracts totaled $57.7 million and $36.6 million, respectively.

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

     Amgen has conducted a review of its Computer Systems to identify those areas that could be affected by the Year 2000 Problem and has established a program to address year 2000 issues. The Company has substantially completed its evaluation of its functional areas and site locations worldwide. Additionally, the Company has appointed a program manager for year 2000 compliance. The Company has identified the following three principal areas of potential Computer Systems exposure at Amgen to the Year 2000 Problem, in addition to supplier and customer issues which are discussed elsewhere:

- - Process Control, Instruments and Environmental Monitoring and Control Systems: these types of systems are used in the Company's manufacturing and clinical trial processes, among other operations. These generally are systems, devices and instruments which utilize date functionality and generate, send, receive or manipulate date-stamped data and signals. These systems may be found in data acquisition/processing software, laboratory instrumentation and other equipment with embedded code, for example. These devices and instruments may be controlled by installed software, firmware or other embedded control algorithms.

- - Servers, Desktops and Infrastructure: these generally are desktop computers (PCs and Macintosh) and server computer equipment (NT and UNIX), telecommunications, local area networks, wide area networks, and include system hardware, firmware, installed commercial application software, e-mail, video teleconferencing and electronic calendaring systems, for example.

- - Custom Applications and Business Systems: these generally are systems which the Company either wrote or for which the Company has purchased the source code, or applications purchased from an external vendor. These systems include applications developed or purchased by a functional area on computer systems located within Amgen's corporate departments and operated by departmental personnel, such as Amgen's core business systems (including financial systems and sales operations systems), fund transfer systems and personnel management systems.

     For each of these areas, Amgen has planned an inventory, business risk assessment, remediation, testing and implementation phase. The Company has substantially completed the first four of these phases and expects to have substantially completed the implementation phase by September 30, 1999. Upon completion of remediation and testing, the Company plans to implement appropriate Computer Systems in their year 2000-compliant form. Since the commencement of its year 2000 efforts, the Company has in the past missed some deadlines at various stages of developing and implementing its program.
However, the majority of schedule slippage has been recovered and the Company is working to recover the remainder. The Company is currently behind schedule in some projects. The Company cannot guarantee that it will meet internal or external deadlines for year 2000 compliance.

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

     The Company has identified critical providers of information, goods and services ("Suppliers") in order to assess their year 2000 compliance/readiness. Suppliers have been prioritized based on business criticality and year 2000 surveys were distributed. The Company has substantially completed its assessment of year 2000 surveys completed and returned by its Suppliers. Although the Company cannot control Suppliers' response time, the Company hopes to have confirmed year 2000 readiness of selected Suppliers by August 31, 1999. The Company does not intend to contact entities that are not critical and cannot guarantee that such entities will be year 2000 compliant. The Company plans to visit selected Suppliers to confirm their year 2000 compliance. In some cases, the Company also plans to stock extra inventory and qualify alternate suppliers, although the Company cannot guarantee the availability of additional supplies or the year 2000 compliance of alternate suppliers. The failure of Suppliers to become year 2000 compliant on a timely basis, or at all, could have a material adverse effect on the Company.

     The Company has identified its key customers and is working to understand year 2000 exposure and compliance in that area. However, the Company believes that the failure of its key customers to become year 2000 compliant on a timely basis, or at all, could have a material adverse effect on the Company.

     The Company may also be affected by the failure of other third parties to be year 2000 compliant even though these third parties do not directly conduct business with Amgen. For example, the failure of state, federal and private payors or reimbursers to be year 2000 compliant and thus unable to make timely, proper or complete payments to sellers and users of the Company's products, could have a material adverse effect on the Company. The Government Accounting Office has stated that the Health Care Financing Administration ("HCFA"), the principal federal reimburser for the Company's marketed products, may not become fully year 2000 compliant on a timely basis.

     In developing a contingency plan for the Year 2000 Problem, the Company believes that its "most reasonably likely worst case year 2000 scenario" (the "Scenario") includes periodic, sporadic disruptions to the delivery of power, water and normal telecommunication services to the Company's worldwide locations and impaired transportation, including limited air traffic capacity, which may occur in the first few months of 2000. The Scenario also contemplates the failure of Computer Systems of third parties that use the Company's products and seek reimbursement for the cost of these products (such as hospitals, physicians and dialysis providers) and of third parties who reimburse for such costs (such as HCFA). Under the Scenario, the Company's manufacturing, distribution, and research and clinical development activities, among others, could be adversely affected. Although the Company believes it has identified the major elements of its "most reasonably likely worst case year 2000 scenario," there can be no assurance that the Company has accurately or adequately anticipated the effects of the Year 2000 Problem on the Company or third parties, or that the Company will develop an adequate contingency plan based on the Scenario or otherwise. The Company anticipates finalizing its contingency plan by September 1, 1999 and implementing such plan by November 1999.

     As of June 30, 1999, total expenditures related to the Company's year 2000 program, including, without limitation, anticipated upgrades, remediation and new Computer Systems, are expected to range from $45 million to $55 million, approximately one-third of which is expected to be capital expenditures. However, these amounts are only estimates and are based on information currently available to the Company; the Company cannot guarantee that these amounts will be adequate to address the Company's year 2000 compliance needs. As of June 30, 1999, the Company estimates that it had incurred approximately $27 million in its year 2000 efforts, including without limitation, internal staff costs, outside consulting fees and Computer Systems upgrades.

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


Financial Outlook

     The Company expects the sales growth rate for EPOGEN(R) in 1999 to be in the mid-twenties. The Company believes that dialysis providers have increased doses primarily in response to the June HCFA Revisions and due to certain dialysis providers using hemoglobin instead of hematocrit to measure red blood cell counts (see "Results of Operations - Product sales - EPOGEN(R) (Epoetin alfa)"). The Company also believes that increases in the U.S. dialysis patient population and dose will continue to grow EPOGEN(R) sales in the near term, although the Company anticipates dose may grow at a slower rate. Patients receiving treatment for end stage renal disease are covered primarily under medical programs provided by the federal government. Therefore, EPOGEN(R) sales may also be affected by future changes in reimbursement rates or a change in the basis for reimbursement by the federal government.

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

     The Company expects a high single- to low double-digit sales growth rate for NEUPOGEN(R) in 1999. Future NEUPOGEN(R) sales growth is dependent primarily upon further penetration of existing markets, the effects of competitive products and the timing and nature of additional indications for which the product may be approved. NEUPOGEN(R) usage is expected to continue to be affected by cost containment pressures on health care providers worldwide. In addition, reported NEUPOGEN(R) sales will continue to be affected by changes in foreign currency exchange rates, government budgets and increased competition in Europe.

     Generally, in the U.S. the cost of drugs and biologicals administered to Medicare-eligible patients receiving outpatient services, such as chemotherapy infusion, is reimbursed under Medicare only if those drugs and biologicals qualify for coverage under Medicare Part B. Generally, drugs and biologicals that are "usually self-administered" are not covered by Medicare. However, Medicare does pay for some drugs and biologicals that are furnished incident to a physician's services. Currently, NEUPOGEN(R) is reimbursed by HCFA under Medicare Part B. HCFA has established broad Medicare coverage policies and, in some cases, interpretations of its policies. However, the Medicare program is administered by local carriers (typically a private insurance organization that contracts with HCFA) in each state, which is overseen by a medical director under contract with HCFA. These carriers and medical directors have the authority to interpret Medicare reimbursement coverage policies. Although medical directors in a few states have preliminarily considered that NEUPOGEN(R) should not be eligible for reimbursement under Medicare Part B principally because, in their opinions, it is "usually self-administered" when delivered subcutaneously, neither HCFA nor any local carrier has adopted guidelines or coverage policies that would exclude NEUPOGEN(R) from Medicare Part B coverage. However, there can be no assurance that carriers, or HCFA itself, will not in the future adopt interpretations or guidelines under Medicare Part B or otherwise, that could exclude or limit reimbursement for NEUPOGEN(R). Any guidelines or policies that limit or eliminate reimbursement for NEUPOGEN(R) could adversely affect NEUPOGEN(R) sales.

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

     The Company anticipates the growth rate for total product sales in 1999 to be in the high teens. For 1999, Amgen expects earnings per share will be at the high end of a range of $1.90 to $1.95, assuming that the federal government will extend the research and experimentation tax credit for the second half of 1999. Estimates of future product sales, operating expenses, and earnings per share are necessarily speculative in nature and are difficult to predict with accuracy.

     Except for the historical information contained herein, the matters discussed herein are by their nature forward-looking. Investors are cautioned that forward-looking statements or projections made by the Company, including those made in this document, are subject to risks and uncertainties that may cause actual results to differ materially from those projected. Reference is made in particular to forward-looking statements regarding product sales, earnings per share and expenses. Amgen operates in a rapidly changing environment that involves a number of risks, some of which are beyond the Company's control. Future operating results and the Company's stock price may be affected by a number of factors, including, without limitation: (i) the results of preclinical and clinical trials; (ii) regulatory approvals of product candidates, new indications and manufacturing facilities; (iii) reimbursement for Amgen's products by governments and private payors; (iv) health care guidelines and policies relating to Amgen's products; (v) intellectual property matters (patents) and the results of litigation; (vi) competition; (vii) fluctuations in operating results and (viii) rapid growth of the Company. These factors and others are discussed herein and in the sections appearing in "Item
1. Business - Factors That May Affect Amgen" in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 which sections are incorporated herein by reference and filed as an exhibit hereto.


Legal Matters

     The Company is engaged in arbitration proceedings with one of its licensees. For a discussion of these matters, see Note 6 to the Condensed Consolidated Financial Statements.

                          PART II - OTHER INFORMATION


Item 1.   LEGAL PROCEEDINGS

     Legal proceedings are reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, with material developments since that report described in the Company's Form 10-Q for the quarter ended March 31, 1999, and below. While it is not possible to predict accurately or to determine the eventual outcome of these matters, the Company believes that the outcome of these proceedings will not have a material adverse effect on the annual financial statements of the Company.

Transkaryotic Therapies and Hoechst litigation

     On June 9, 1999, Transkaryotic Therapies, Inc. and Hoechst Marion Roussel Inc. filed a motion with the court to re-open proceedings. Amgen filed a notice with the court on June 10, 1999, that Amgen joined in the motion thereby re-opening the litigation. The court has set April 2000 for the start of the trial.

Genentech litigation

     A final claim construction order was issued May 14, 1999.   The judge's
ruling, among other things, essentially limited the claim term "control region" to DNA taken from a single operon and not constructed from control elements derived from various operons. It may not be constructed portion-by-portion from multiple operons. Currently the case has been stayed in light of the judge's departure from the bench. The parties are waiting for a notice of reassignment to a new judge.

FoxMeyer Health Corporation

     On January 7, 1999, the Federal Bankruptcy Court in Texas (the "Texas Bankruptcy Court") entered an order: a) denying Avatex Corporation's ("Avatex") motion which had requested dismissal of three counts ("Counts 1-3"), in the suit filed in the District Court of Dallas County, Dallas, Texas by FoxMeyer Health Corporation without prejudice; b) denying stay pending the remand appeal sought by the Company and McKesson Corporation and the eleven other manufacturer defendants (the "Defendants") and c) granting a limited interim stay until February 8, 1999 to permit the Defendants to make an orderly request for stay from the U.S. District Court judge hearing the appeals. Avatex has cross appealed the dismissal with prejudice of Counts 1-3 by the Texas Bankruptcy Court. That issue is still under advisement in the U.S. District Court in Dallas. The U.S. District Court in Dallas affirmed the decision of the Texas Bankruptcy Court directing remand of the case to the Texas State Court. That decision affirming the remand also denied as moot the appeal of the earlier order denying a transfer venue to Delaware. Various Defendants joined in an appeal to the Fifth Circuit from the order mooting the appeal of denial of change of venue; Amgen did not join in that appeal. In the Texas State Court the parties have stipulated to extensions of time for any discovery.

Securities litigation

     In June 1999, the parties entered into a memorandum of understanding regarding settlement of the actions pending in the U.S. District Court for the Central District of California (the "Federal Action") and in California Superior Court for the County of Ventura (the "State Action"). The memorandum of understanding provides generally that the Company will reimburse brokerage fees, subject to a maximum of $500 per claimant, associated with the repurchase of Amgen common stock by claimants who are members of the settlement class, who purchased shares during the class period, and who later sold such shares at a loss. The plaintiffs and members of the settlement class will release Amgen and the named defendants from certain claims and will dismiss the Federal Action and State Action with prejudice. The contemplated settlement is subject to court approval.

Johnson & Johnson arbitrations

     The Company is engaged in arbitration proceedings with one of its licensees. See Note 6 to the Condensed Consolidated Financial Statements, "Contingencies-Johnson & Johnson arbitrations".


Item 4.   Submission of Matters to a Vote of Security Holders

     (a)  The Company held its Annual Meeting of Stockholders on May 4, 1999.

     (b)  Omitted pursuant to Instruction 3 to Item 4 of Form 10-Q.

     (c) The five matters voted upon at the meeting were: (i) to elect three directors to hold office until the Annual Meeting of Stockholders in the year 2002; (ii) to approve an amendment to the Company's Restated Certificate of Incorporation, as amended, to increase the authorized number of shares of Common Stock from 750,000,000 shares to 1,500,000,000 shares ("Proposal Two"); (iii) to approve the material terms of the performance goals under which management incentive plan
          Section 162(m) awards are to be paid under the Amended and Restated Management Incentive Plan ("Proposal Three"); (iv) to approve the Company's Amended and Restated 1991 Equity Incentive Plan, as amended, to (x) extend the term of such plan, (y) delete provisions of such plan that permit the repricing of outstanding options and the cancellation and regrant of options, and (z) make certain other conforming changes to such plan, and as restated in 1999 to reflect such amendments and all prior amendments ("Proposal Four"); and (v) to ratify the selection of Ernst & Young LLP as independent auditors of the Company for the year ending December 31, 1999 ("Proposal Five").

          (i) With respect to each of the nominees for director, William K. Bowes, Jr., received 450,138,326 shares in favor and 2,736,027 shares were withheld, Judith C. Pelham received 450,157,600 shares in favor and 2,716,753 shares were withheld, Kevin W. Sharer received 450,111,379 shares in favor and 2,762,974 shares were withheld, and there were no abstentions or broker non-votes. All nominees were declared to have been elected as directors to hold office until the Annual Meeting of Stockholders in the year 2002.

          (ii) With respect to Proposal Two, 369,593,840 shares were in favor, 81,551,609 shares were against, 1,728,903 shares abstained and there was 1 broker non-vote. Proposal Two was declared to have been approved.

          (iii) With respect to Proposal Three, 432,129,802 shares were in favor, 13,872,825 shares were against, 3,648,292 shares abstained and there were 3,223,434 broker non-votes. Proposal Three was declared to have been approved.

          (iv) With respect to Proposal Four, 407,158,100 shares were in favor, 39,162,662 shares were against, 3,330,157 shares abstained and there were 3,223,434 broker non-votes. Proposal Four was declared to have been approved.

          (v) With respect to Proposal Five, 449,997,785 shares were in favor, 848,477 shares were against, 2,028,041 shares abstained and there were 50 broker non-votes. Proposal Five was declared to have been ratified.

     (d)  Not applicable.


Item 5.   Other Information

     The Company's 2000 Annual Meeting of Stockholders will be held on May 11, 2000.


Item 6.   Exhibits and Reports on Form 8-K

     (a)  Reference is made to the Index to Exhibits included herein.

     (b)  Reports on Form 8-K - none

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      Amgen Inc.
                                      (Registrant)



Date:   8/3/99                        By:/s/Kathryn E. Falberg
- ---------------                       ----------------------------------
                                      Kathryn E. Falberg
                                      Senior Vice President, Finance
                                      and Chief Financial Officer



Date:   8/3/99                        By:/s/Marc M.P. de Garidel
- ----------------                      ----------------------------------
                                      Marc M.P. de Garidel
                                      Vice President, Controller and
                                      Chief Accounting Officer

                                   AMGEN INC.


                               INDEX TO EXHIBITS


Exhibit No.                      Description

   3.1      Restated Certificate of Incorporation as amended. (17)
   3.2*     Amended and Restated Bylaws.
   3.3*     Certificate of Amendment of Restated Certificate of Incorporation.
   3.4*     Certificate of Amendment of Certificate of Designations of Series A
            Junior Participating Preferred Stock.
   4.1      Indenture dated January 1, 1992 between the Company and Citibank
            N.A., as trustee. (8)
   4.2      First Supplement to Indenture, dated February 26, 1997 between the
            Company and Citibank N.A., as trustee. (14)
   4.3      Officer's Certificate pursuant to Sections 2.1 and 2.3 of the
            Indenture, as supplemented, establishing a series of securities "8-
            1/8% Debentures due April 1, 2097." (16)
   4.4      8-1/8% Debentures due April 1, 2097. (16)
   4.5      Form of stock certificate for the common stock, par value $.0001 of the Company. (17)
   4.6      Officer's Certificate pursuant to Sections 2.1 and 2.3 of the
            Indenture, dated as of January 1, 1992, as supplemented by the First supplemental Indenture, dated as of February 26, 1997, each between the Company and Citibank, N.A., as Trustee, establishing a series of securities entitled "6.50% Notes Due December 1, 2007". (20)
   4.7      6.50% Notes Due December 1, 2007 described in Exhibit 4.6. (20)
   4.8      Corporate Commercial Paper - Master Note between and among Amgen
            Inc., as Issuer, Cede & Co., as nominee of The Depository Trust
            Company and Citibank, N.A. as Paying Agent. (23)
   10.1*    Company's Amended and Restated 1991 Equity Incentive Plan.
   10.2     Sixth Amendment to the Company's Amended and Restated Retirement and
            Savings Plan as amended and restated April 1, 1996. (25)
   10.3     Shareholder's Agreement of Kirin-Amgen, Inc., dated May 11, 1984, between the Company and Kirin Brewery Company, Limited (with certain confidential information deleted therefrom). (1)
   10.4     Amendment Nos. 1, 2, and 3, dated March 19, 1985, July 29, 1985 and
            December 19, 1985, respectively, to the Shareholder's Agreement of
            Kirin-Amgen, Inc., dated May 11, 1984 (with certain confidential information deleted therefrom). (3)
   10.5     Product License Agreement, dated September 30, 1985, and Technology
            License Agreement, dated, September 30, 1985 between the Company and
            Ortho Pharmaceutical Corporation

            (with certain confidential information deleted therefrom). (2)
   10.6 Product License Agreement, dated September 30, 1985, and Technology License Agreement, dated September 30, 1985 between Kirin-Amgen, Inc. and Ortho Pharmaceutical Corporation (with certain confidential information deleted therefrom). (3)
   10.7     Company's Amended and Restated Employee Stock Purchase Plan. (12)
   10.8 Research, Development Technology Disclosure and License Agreement PPO, dated January 20, 1986, by and between the Company and Kirin Brewery Co., Ltd. (4)
   10.9     Amendment Nos. 4 and 5, dated October 16, 1986 (effective July 1,
            1986) and December 6, 1986 (effective July 1, 1986), respectively, to the Shareholders Agreement of Kirin-Amgen, Inc. dated May 11, 1984 (with certain confidential information deleted therefrom). (5)
   10.10 Assignment and License Agreement, dated October 16, 1986, between the Company and Kirin-Amgen, Inc. (with certain confidential information deleted therefrom). (5)
   10.11 G-CSF European License Agreement, dated December 30, 1986, between Kirin-Amgen, Inc. and the Company (with certain confidential information deleted therefrom). (5)
   10.12    Research and Development Technology Disclosure and License
            Agreement: GM-CSF, dated March 31, 1987, between Kirin Brewery Company, Limited and the Company (with certain confidential information deleted therefrom). (5)
   10.13    Company's Amended and Restated 1988 Stock Option Plan. (12)
   10.14    Company's Amended and Restated Retirement and Savings Plan. (12)
   10.15 Amendment, dated June 30, 1988, to Research, Development, Technology Disclosure and License Agreement: GM-CSF dated March 31, 1987, between Kirin Brewery Company, Limited and the Company. (6)
   10.16 Agreement on G-CSF in Certain European Countries, dated January 1, 1989, between Amgen Inc. and F. Hoffmann-La Roche & Co. Limited Company (with certain confidential information deleted therefrom).
            (7)
   10.17 Partnership Purchase Agreement, dated March 12, 1993, between the Company, Amgen Clinical Partners, L.P., Amgen Development Corporation, the Class A limited partners and the Class B limited partner. (9)
   10.18 Amgen Inc. Supplemental Retirement Plan (As Amended and Restated Effective January 1, 1998). (23)
   10.19    Promissory Note of Mr. Kevin W. Sharer, dated June 4, 1993. (10)
   10.20*   Amended and Restated Amgen Performance Based Management Incentive
            Plan.
   10.21 Credit Agreement, dated as of May 28, 1998, among Amgen Inc., the Borrowing Subsidiaries named therein, the Banks named therein, Citibank, N.A., as Issuing Bank, and Citicorp USA, Inc., as Administrative Agent. (24)
   10.22    Promissory Note of Mr. George A. Vandeman, dated December 15, 1995.
            (11)
   10.23    Promissory Note of Mr. George A. Vandeman, dated December 15, 1995.
            (11)

   10.24    Promissory Note of Mr. Stan Benson, dated March 19, 1996. (11)
   10.25    Amendment No. 1 to the Company's Amended and Restated Retirement and
            Savings Plan. (12)
   10.26*   Seventh Amendment to the Amgen Retirement and Savings Plan as
            Amended and Restated effective April 1, 1996.
   10.27    Amendment Number 2 to the Company's Amended and Restated Retirement
            and Savings Plan dated April 1, 1996. (15)
   10.28    Amgen Inc. Change of Control Severance Plan effective as of October
            20, 1998. (25)
   10.29    Preferred Share Rights Agreement, dated February 18, 1997, between
            Amgen Inc. and American Stock Transfer and Trust Company, Rights
            Agent. (13)
   10.30    First Amendment, effective January 1, 1998, to the Company's Amended and Restated Employee Stock Purchase Plan. (18)
   10.31    Third Amendment, effective January 1, 1997, to the Company's Amended and Restated Retirement and Savings Plan dated April 1, 1996. (18)
   10.32    Binding Term Sheet, dated August 20, 1997, between Guilford
            Pharmaceuticals Inc. and GPI NIL Holdings, Inc., and Amgen Inc.
            (with certain confidential information deleted therefrom). (19)
   10.33    Promissory Note of Ms. Kathryn E. Falberg, dated April 7, 1995. (21)
   10.34    Promissory Note of Mr. Edward F. Garnett, dated July 18, 1997. (21)
   10.35    Fourth Amendment to the Company's Amended and Restated Retirement
            and Savings Plan as amended and restated effective April 1, 1996.
            (21)
   10.36    Fifth Amendment to the Company's Amended and Restated Retirement and
            Savings Plan as amended and restated effective April 1, 1996. (21)
   10.37    Company's Amended and Restated 1987 Directors' Stock Option Plan.
            (15)
   10.38    Amended and Restated Agreement on G-CSF in the EU between Amgen Inc.
            and F. Hoffmann-La Roche Ltd (with certain confidential information deleted therefrom). (23)
   10.39    Collaboration and License Agreement, dated December 15, 1997, between the Company, GPI NIL Holdings, Inc. and Guilford
            Pharmaceuticals Inc. (with certain confidential information deleted therefrom). (22)
   27*      Financial Data Schedule.
   99*      Sections appearing under the heading "Business - Factors That May
            Affect Amgen" in the Company's Annual Report on Form 10-K for the
            year ended December 31, 1998.
- ----------------
* Filed herewith.

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