Form 10-Q
period 1999-09-30
AMGEN INC
filed 1999-11-10
CIK 318154

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON D.C. 20549

                                   FORM 10-Q

(Mark One)
[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 1999

                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934


Commission file number 000-12477


                                  AMGEN INC.
            (Exact name of registrant as specified in its charter)


       Delaware                                        95-3540776
-------------------------------                -----------------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                     Identification No.)


One Amgen Center Drive, Thousand Oaks, California               91320-1799
----------------------------------------------------------------------------
  (Address of principal executive offices)                      (Zip Code)


Registrant's telephone number, including area code:  (805) 447-1000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                     Yes  X    No

As of September 30, 1999, the registrant had 1,021,515,626 (A) shares of Common Stock, $.0001 par value, outstanding.
------------

(A) All share numbers have been retroactively adjusted to reflect a two-for-one split of the common stock to be effected in the form of a 100 percent stock dividend to be distributed on November 19, 1999 to stockholders of record on November 5, 1999.

                                  AMGEN INC.

                                     INDEX

                                                                        Page No.
PART I    FINANCIAL INFORMATION

          Item 1.  Financial Statements....................................  3

            Condensed Consolidated Statements of
            Operations - three and nine months
            ended September 30, 1999 and 1998..............................  4

            Condensed Consolidated Balance Sheets -
            September 30, 1999 and December 31, 1998.......................  5

            Condensed Consolidated Statements of
            Cash Flows - nine months
            ended September 30, 1999 and 1998..............................  6

            Notes to Condensed Consolidated Financial
            Statements.....................................................  7

          Item 2.  Management's Discussion and Analysis
                   of Financial Condition and Results of
                   Operations.............................................. 13


PART II   OTHER INFORMATION

          Item 1. Legal Proceedings........................................ 25

          Item 6. Exhibits and Reports on Form 8-K......................... 26

          Signatures....................................................... 27

          Index to Exhibits................................................ 28

                        PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements

     The information in this report for the three and nine months ended September 30, 1999 and 1998 is unaudited but includes all adjustments (consisting only of normal recurring accruals, unless otherwise indicated) which Amgen Inc. ("Amgen" or the "Company") considers necessary for a fair presentation of the results of operations for those periods.

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

                                  AMGEN INC.
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                     (In millions, except per share data)
                                  (Unaudited)

                                                           Three Months Ended                          Nine Months Ended
                                                               September 30,                              September 30,
                                                         1999               1998                    1999                 1998
                                                  --------------     ---------------        -----------------     ---------------
Revenues:
     Product sales                                      $  769.2            $  641.8                 $2,195.4            $1,819.8
     Corporate partner revenues                             43.6                38.4                    119.6                90.9
     Royalty income                                         34.4                20.7                     98.2                52.5
                                                  --------------     ---------------        -----------------     ---------------
         Total revenues                                    847.2               700.9                  2,413.2             1,963.2
                                                  --------------     ---------------        -----------------     ---------------

Operating expenses:
     Cost of sales                                          98.9                87.2                    290.1               250.1
     Research and development                              198.4               166.0                    580.5               470.9
     Selling, general and administrative                   159.9               134.2                    450.0               369.3
     Loss of affiliates, net                                 3.3                 4.3                     15.3                20.7
     Legal award                                           (49.0)                  -                    (49.0)                  -
                                                  --------------     ---------------        -----------------     ---------------
         Total operating expenses                          411.5               391.7                  1,286.9             1,111.0
                                                  --------------     ---------------        -----------------     ---------------

Operating income                                           435.7               309.2                  1,126.3               852.2

Other income (expense):
    Interest and other income                               22.0                16.1                     65.0                55.2
    Interest expense, net                                   (4.9)               (3.2)                   (10.4)               (8.7)
                                                  --------------     ---------------        -----------------     ---------------
         Total other income (expense)                       17.1                12.9                     54.6                46.5
                                                  --------------     ---------------        -----------------     ---------------

Income before income taxes                                 452.8               322.1                  1,180.9               898.7

Provision for income taxes                                 152.8               101.1                    366.1               274.1
                                                  --------------     ---------------        -----------------     ---------------

Net income                                              $  300.0            $  221.0                 $  814.8            $  624.6
                                                  ==============     ===============        =================     ===============
Earnings per share:
    Basic                                               $   0.29            $   0.22                 $   0.80            $   0.61
    Diluted                                             $   0.28            $   0.21                 $   0.76            $   0.59

Shares used in calculation of earnings
    per share:
    Basic                                                1,021.5             1,020.4                  1,022.1             1,020.6
    Diluted                                              1,078.8             1,059.9                  1,078.0             1,055.9

                            See accompanying notes.

                                  AMGEN INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                     (In millions, except per share data)
                                  (Unaudited)

                                                                                          September 30,             December 31,
                                                                                              1999                      1998
                                                                                          -------------             -------------
                                             ASSETS
Current assets:
       Cash and cash equivalents                                                                $  188.3                  $  201.1
       Marketable securities                                                                     1,335.7                   1,074.9
       Trade receivables, net                                                                      300.4                     319.9
       Inventories                                                                                 146.9                     110.8
       Other current assets                                                                        155.1                     156.6
                                                                                       -----------------        ------------------
               Total current assets                                                              2,126.4                   1,863.3
                                                                                       -----------------        ------------------

Property, plant and equipment at cost, net                                                       1,508.9                   1,450.2
Investments in affiliated companies                                                                127.1                     120.9
Other assets                                                                                       274.4                     237.8
                                                                                       -----------------        ------------------

                                                                                                $4,036.8                  $3,672.2
                                                                                       =================        ==================

                            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
       Accounts payable                                                                         $  100.8                  $  121.6
       Commercial paper                                                                             99.7                      99.7
       Accrued liabilities                                                                         617.8                     659.7
       Current portion of long-term debt                                                               -                       6.0
                                                                                       -----------------        ------------------
               Total current liabilities                                                           818.3                     887.0

Long-term debt                                                                                     223.0                     223.0
Contingencies

Stockholders' equity:
       Preferred stock: $.0001 par value; 5 shares
            authorized; none issued or outstanding                                                     -                         -
       Common stock and additional paid-in capital;
            $.0001 par value; 1,500 shares authorized;
            outstanding - 1,021.5 shares in 1999 and
            1,018.5 shares in 1998                                                               1,984.0                   1,671.9
       Retained earnings                                                                         1,036.3                     894.3
       Accumulated other comprehensive loss                                                        (24.8)                     (4.0)
                                                                                       -----------------        ------------------
               Total stockholders' equity                                                        2,995.5                   2,562.2
                                                                                       -----------------        ------------------

                                                                                                $4,036.8                  $3,672.2
                                                                                       =================        ==================

                            See accompanying notes.

                                  AMGEN INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In millions)
                                  (Unaudited)

                                                                                                   Nine Months Ended
                                                                                                      September 30,
                                                                                               1999                  1998
                                                                                          --------------        ---------------
Cash flows from operating activities:
      Net income                                                                               $ 814.8                $ 624.6
      Depreciation and amortization                                                              128.6                  108.2
      Other non-cash expenses                                                                        -                    4.5
      Gain on sale of investment                                                                     -                  (13.2)
      Loss of affiliates, net                                                                     15.3                   20.7
      Cash provided by (used in):
           Trade receivables, net                                                                 19.5                  (27.3)
           Inventories                                                                           (36.1)                   0.1
           Other current assets                                                                    4.6                  (22.3)
           Accounts payable                                                                      (20.8)                 (16.6)
           Accrued liabilities                                                                   (41.9)                  74.1
                                                                                        --------------        ---------------

                          Net cash provided by operating activities                              884.0                  752.8
                                                                                        --------------        ---------------


Cash flows from investing activities:
      Purchases of property, plant and equipment                                                (211.3)                (320.0)
      Proceeds from maturities of marketable securities                                           25.9                   12.1
      Proceeds from sales of marketable securities                                               545.4                  346.7
      Purchases of marketable securities                                                        (847.8)                (580.5)
      Other                                                                                       (3.0)                  15.3
                                                                                        --------------        ---------------

                          Net cash used in investing activities                                 (490.8)                (526.4)
                                                                                        --------------        ---------------


Cash flows from financing activities:
      Increase in commercial paper                                                                   -                   99.6
      Repayment of long-term debt                                                                 (6.0)                 (30.0)
      Net proceeds from issuance of common stock upon
           the exercise of stock options                                                         201.7                  223.3
      Tax benefits related to stock options                                                      110.4                   52.5
      Repurchases of common stock                                                               (672.8)                (692.8)
      Other                                                                                      (39.3)                 (14.0)
                                                                                        --------------        ---------------

                           Net cash used in financing activities                                (406.0)                (361.4)
                                                                                        --------------        ---------------

Decrease in cash and cash equivalents                                                            (12.8)                (135.0)

Cash and cash equivalents at beginning of period                                                 201.1                  239.1
                                                                                        --------------        ---------------

Cash and cash equivalents at end of period                                                     $ 188.3                $ 104.1
                                                                                        ==============        ===============

                            See accompanying notes.

                                  AMGEN INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              September 30, 1999


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

  Inventories

     Inventories are stated at the lower of cost or market. Cost is determined in a manner which approximates the first-in, first-out (FIFO) method. Inventories are shown net of applicable reserves and allowances. Inventories consist of the following (in millions):

                                                   September 30,             December 31,
                                                        1999                     1998
                                                -----------------        -----------------
              Raw materials                                $ 29.8                   $ 18.1
              Work in process                                78.0                     49.1
              Finished goods                                 39.1                     43.6
                                                -----------------        -----------------
                                                           $146.9                   $110.8
                                                =================        =================

  Product sales

     Product sales primarily consist of sales of EPOGEN(R) (Epoetin alfa) and NEUPOGEN(R) (Filgrastim).

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

  Foreign currency transactions

     The Company has a program to manage foreign currency risk. As part of this program, it has purchased foreign currency option and forward contracts to hedge against possible reductions in values of certain anticipated foreign currency cash flows generally over the next 12 months, primarily resulting from its sales in Europe. At September 30, 1999, the Company had option and forward contracts to exchange foreign currencies for U.S. dollars of $73.5 million and $10.8 million, respectively, all having maturities of eight months or less. The option contracts, which have only nominal intrinsic value at the time of purchase, are designated as effective hedges of anticipated foreign currency transactions for financial reporting purposes and accordingly, the net gains on such contracts are deferred and recognized in the same period as the hedged transactions. The forward contracts do not qualify as hedges for financial reporting purposes and accordingly, are marked-to-market. Net gains on option contracts (including option contracts for hedged transactions whose occurrence are no longer probable) and changes in market values of forward contracts are reflected in "Interest and other income". The deferred premiums on option contracts and fair values of forward contracts are included in "Other current assets".

     The Company has additional foreign currency forward contracts to hedge exposures to foreign currency fluctuations of certain assets and liabilities denominated in foreign currencies. At September 30, 1999, the Company had forward contracts to exchange foreign currencies for U.S. dollars of $37.6 million, all having maturities of less than three months. These contracts are designated as effective hedges and accordingly, gains and losses on these forward contracts are recognized in the same period the offsetting gains and losses of hedged assets and liabilities are realized and recognized. The fair values of the forward contracts are included in the corresponding captions of the hedged assets and liabilities. Gains and losses on forward contracts, to the extent they differ in amount from the hedged assets and liabilities, are included in "Interest and other income".

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". The date required for adoption of this statement has been delayed until fiscal years beginning after June 15, 2000. Because of the Company's minimal use of derivatives, management anticipates that the adoption of this new statement will not have a significant effect on earnings or the financial position of the Company.

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

     The following table sets forth the computation for basic and diluted earnings per share (in millions, except per share information):

                                                       Three Months Ended             Nine Months Ended
                                                          September 30,                 September 30,
                                                         1999       1998               1999       1998
                                                       --------   --------           --------   --------
Numerator for basic and diluted
     earnings per share - net income                   $  300.0   $  221.0           $  814.8   $  624.6
                                                       ========   ========           ========   ========

Denominator:
     Denominator for basic earnings
        per share - weighted-
        average shares                                  1,021.5    1,020.4            1,022.1    1,020.6
     Effect of dilutive securities -
        employee stock options                             57.3       39.5               55.9       35.3
                                                       --------   --------           --------   --------
     Denominator for diluted
        earnings per share - adjusted
        weighted-average shares                         1,078.8    1,059.9            1,078.0    1,055.9
                                                       ========   ========           ========   ========

Basic earnings per share                               $   0.29   $   0.22           $   0.80      $0.61

Diluted earnings per share                             $   0.28   $   0.21           $   0.76      $0.59

  Use of estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates.

  Basis of presentation

     The financial information for the three and nine months ended September 30, 1999 and 1998 is unaudited but includes all adjustments (consisting only of normal recurring accruals, unless otherwise indicated) which the Company considers necessary for a fair presentation of the results of operations for these periods. Interim results are not necessarily indicative of results for the full fiscal year.

  Reclassification

     Certain prior year amounts have been reclassified to conform to the current year presentation.


2.   Debt

     As of September 30, 1999, the Company had $223 million of unsecured debt securities outstanding. These unsecured debt securities consisted of: 1) $100 million of debt securities that bear interest at a fixed rate of 6.5% and mature in 2007 that were issued in December 1997 under a $500 million debt shelf registration (the "Shelf"), 2) $100 million of debt securities that bear interest at a fixed rate of 8.1% and mature in 2097 and 3) $23 million of debt securities that bear interest at a fixed rate of 6.2% and mature in 2003. Under the Shelf, all of the remaining $400 million of debt securities available for issuance may be offered under the Company's medium-term note program from time to time with terms to be determined by market conditions.

     The Company has a commercial paper program which provides for unsecured short-term borrowings up to an aggregate face amount of $200 million. As of September 30, 1999, commercial paper with a face amount of $100 million was outstanding. These borrowings had maturities of less than two months and had effective interest rates averaging 5.4%.

     The Company also has an unsecured $150 million credit facility that expires on May 28, 2003. As of September 30, 1999, no amounts were outstanding under this line of credit.

3.   Income taxes

     The provision for income taxes consists of the following (in millions):



                                                     Three Months Ended                      Nine Months Ended
                                                        September 30,                         September 30,
                                                    1999              1998                1999              1998
                                              --------------    -------------       --------------    -------------
Federal (including U.S. possessions)                  $142.3           $ 94.6               $338.9           $256.1
State                                                   10.5              6.5                 27.2             18.0
                                              --------------    -------------       --------------    -------------
                                                      $152.8           $101.1               $366.1           $274.1
                                              ==============    =============       ==============    =============


     The Company's effective tax rate for the three and nine months ended September 30, 1999 was 33.7% and 31%, respectively, compared with 31.4% and 30.5% for the same periods last year. The higher tax rates in the current year are primarily due to an increase in the current year's expected pretax income
(i) combined with a provision in the federal tax law which caps tax benefits associated with the Company's Puerto Rico operations at the 1995 income level and (ii) without a corresponding increase in the amount of the Company's federal research and experimentation tax credit. During the third quarter of 1999, expected annual pretax income for 1999 increased primarily due to expected additional product sales in the fourth quarter of 1999 as a result of Year 2000 contingency planning (see "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Outlook") and the benefit of the $49 million legal award recorded in the third quarter of 1999 (see Note 6, "Contingencies - Johnson & Johnson arbitrations").


4.   Stockholders' equity

     During the nine months ended September 30, 1999, the Company repurchased 19 million shares of its common stock at a total cost of $672.8 million under its common stock repurchase program. In October 1999, the Board of Directors authorized the repurchase of up to $2 billion of common stock through December 31, 2000, replacing the remaining $127.2 million of stock repurchases authorized in October 1998. Stock repurchased under the program is retired.

     On October 19, 1999, the Board of Directors approved a two-for-one split of the common stock to be effected in the form of a 100 percent stock dividend.
The dividend will be distributed on November 19, 1999, to stockholders of record on November 5, 1999. Accordingly, the condensed consolidated financial statements and the accompanying notes have been retroactively adjusted to give recognition to this stock split.


5.   Comprehensive income

     During the three and nine months ended September 30, 1999, total comprehensive income was $298.5 million and $793.9 million, respectively. During the three and nine months ended September 30,

1998, total comprehensive income was $231.3 million and $623.7 million, respectively. The Company's other comprehensive income/loss is comprised of unrealized gains and losses on the Company's available-for-sale securities and foreign currency translation adjustments.


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

     A dispute between Amgen and Johnson & Johnson that has been the subject of an arbitration proceeding relates to the audit methodology currently employed by the Company to account for Epoetin alfa sales. The Company and Johnson & Johnson are required to compensate each other for Epoetin alfa sales that either party makes into the other party's exclusive market, sometimes described as "spillover" sales. The Company has established and is employing an audit methodology to measure each party's spillover sales and to allocate the net profits from those sales to the appropriate party. The arbitrator in this matter (the "Arbitrator") issued an opinion adopting the Company's audit methodology with certain adjustments and, subsequently, issued his final order confirming that the Company was the successful party in the arbitration. Pursuant to the final order in the arbitration, an independent panel was formed principally (i) to address ongoing challenges to the survey results for the years 1995 through 1999 and (ii) to refine the procedures for measuring the erythropoietin market as may be necessary. Pursuant to this procedure, Johnson & Johnson has brought challenges to certain survey results for certain periods. As a result of decisions made by this independent panel regarding certain of these challenges as well as other reduced uncertainties, the Company has reduced amounts previously provided for potential spillover liabilities by $49 million in the third quarter of 1999.

     Because the Company was the successful party in the arbitration, Johnson & Johnson was ordered to pay to the Company all costs and expenses, including reasonable attorneys' fees, that the Company incurred in the arbitration as well as one-half of the audit costs. The Company submitted a bill for such costs incurred over an eight year period in the amount of approximately $110 million. Johnson & Johnson has informed the Company that it intends to contest substantially all costs and expenses, including reasonable attorneys' fees, that the Company incurred in the arbitration as well as one-half of the audit costs. In addition, the Arbitrator has ruled that the Company cannot recover certain of its fees and costs. Although further clarification of the Arbitrator's order will be required, and although he will determine at a later date the specific amount of the unrecoverable fees, the Company has estimated that the ruling reduces the Company's potential recovery of such fees and costs by approximately $12 million. In addition to determining that amount, the Arbitrator will determine how much of the Company's remaining claim the Company is entitled to recover from Johnson & Johnson.

     On October 26, 1998, Johnson & Johnson filed a petition in the Circuit Court of Cook County, Illinois seeking to vacate or modify the Arbitrator's award to the Company of all costs and expenses, including reasonable attorney's fees and costs, that the Company incurred in the arbitration. The Company has filed a motion to dismiss Johnson & Johnson's petition. That motion remains pending. Due to remaining uncertainties the Company has not recognized any benefit from the recovery of attorneys' fees and costs or audit costs.

     The Company has filed a demand in the arbitration to terminate Johnson & Johnson's rights under the License Agreement and to recover damages for breach of the License Agreement based on the Company's claim that Johnson & Johnson has intentionally sold PROCRIT(R) (the brand name under which Johnson & Johnson sells Epoetin alfa) into the Company's exclusive dialysis market. Johnson & Johnson disputed the Arbitrator's jurisdiction to decide the Company's demand. The Illinois Court of Appeals has denied Johnson & Johnson's appeal of the Company's successful motion for summary judgment affirming the Arbitrator has jurisdiction over this matter. Pursuant to the Arbitrator's ruling, discovery has commenced. Both Amgen and Johnson & Johnson have filed motions for summary judgment which are scheduled to be argued in December 1999. A trial date has been set for February 2001. The Company is unable to predict at this time the outcome of its demand for termination of the License Agreement or when it will be resolved.

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


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

     The Company had cash, cash equivalents and marketable securities of $1,524 million at September 30, 1999, compared with $1,276 million at December 31, 1998. Cash provided by operating activities has been and is expected to continue to be the Company's primary source of funds. During the nine months ended September 30, 1999, operations provided $884 million of cash compared with $752.8 million during the same period last year.

     Capital expenditures totaled $211.3 million for the nine months ended September 30, 1999, compared with $320 million for the same period a year ago. The Company anticipates spending approximately $300 million to $350 million in 1999 on capital projects and equipment to expand the Company's global operations.

     The Company receives cash from the exercise of employee stock options. During the nine months ended September 30, 1999, stock options and their related tax benefits provided $312.1 million of cash compared with $275.8 million for the same period last year. Proceeds from the exercise of stock options and their related tax benefits will vary from period to period based upon, among other factors, fluctuations in the market value of the Company's stock relative to the exercise price of such options.

     The Company has a stock repurchase program primarily to offset the dilutive effect of its employee stock option and stock purchase plans. During the nine months ended September 30, 1999, the Company purchased 19 million shares of its common stock at a cost of $672.8 million compared with 46.3 million shares purchased at a cost of $692.8 million during the same period last year. In October 1999, the Board of Directors authorized the repurchase of up to $2 billion of common stock through December 31, 2000, replacing the remaining $127.2 million of stock repurchases authorized in October 1998.

     To provide for financial flexibility and increased liquidity, the Company has established several sources of debt financing. As of September 30, 1999, the Company had $223 million of unsecured debt securities outstanding. These unsecured debt securities consisted of: 1) $100 million of debt securities that bear interest at a fixed rate of 6.5% and mature in 2007 that were issued in December 1997 under a $500 million debt shelf registration (the "Shelf"), 2) $100 million of debt securities that bear interest at a fixed rate of 8.1% and mature in 2097 and 3) $23 million of debt securities that bear interest at a fixed rate of 6.2% and mature in 2003. Under the Shelf, all of the remaining $400 million of debt securities available for issuance may be offered under the Company's medium-term note program.

     The Company's sources of debt financing also include a commercial paper program which provides for short-term borrowings up to an aggregate face amount of $200 million. As of September 30, 1999, commercial paper with a face amount of $100 million was outstanding. These borrowings had maturities of less than two months and had effective interest rates averaging 5.4%. In addition, the Company has an unsecured $150 million credit facility that expires on May 28, 2003. This credit facility supports the Company's commercial paper program. As of September 30, 1999, no amounts were outstanding under this line of credit.

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


Results of Operations

  Product sales

     Product sales were $769.2 million and $2,195.4 million during the three and nine months ended September 30, 1999, respectively. These amounts represent increases of $127.4 million and $375.6 million, or 20% and 21%, respectively, over the same periods last year. Quarterly product sales volume is influenced by a number of factors, including underlying demand and wholesaler inventory management practices. Due to Year 2000 contingency planning, the Company expects certain wholesalers to significantly build up their inventories of EPOGEN(R) and NEUPOGEN(R) in the fourth quarter of 1999 and then draw down such inventories in the first quarter of 2000 (see "- Financial Outlook").

     EPOGEN(R) (Epoetin alfa)

     EPOGEN(R) sales were $448.7 million and $1,271.6 million for the three and nine months ended September 30, 1999, respectively. These amounts represent increases of $99 million and $281 million or 28% over each of the same periods last year. These increases were primarily due to the administration of higher doses and the continuing growth in the U.S. dialysis patient population. The administration of higher doses of EPOGEN(R) was principally due to changes in reimbursement announced in March and June 1998 by the Health Care Financing Administration ("HCFA"), discussed below, as well as many dialysis providers using better anemia management practices, including using hemoglobin instead of hematocrit to measure red blood cell volume.

     In September 1997, HCFA implemented changes (the "HCFA Policy Changes") to its reimbursement policy for EPOGEN(R) that had been set out in a May 1997 program memorandum. Prior to the HCFA Policy Changes, fiscal intermediaries under contract with HCFA were authorized to pay reimbursement claims for patients whose hematocrits exceeded 36 percent, the top of the suggested target hematocrit range in the product's labeling, if deemed medically justified. Under the HCFA Policy Changes, medical justification was not accepted for payment of claims of hematocrits that exceeded 36 percent and, if the current month's hematocrit was greater than 36 percent and the patient's hematocrit exceeded 36.5 percent on an historical 90-day "rolling average" basis, reimbursement for the current month would be denied in full. Beginning in the second quarter of 1997, the Company experienced a decline in the growth rate of EPOGEN(R) sales as dialysis providers attempted to lower hematocrits by lowering or withholding EPOGEN(R) doses in order to avoid or minimize claim denials under the HCFA Policy Changes. In March 1998, HCFA announced the easing of restrictions on reimbursement that had been instituted under the HCFA Policy Changes. In June 1998, HCFA announced that it was replacing the previous policies (September and March) with new guidelines.

     In March 1998, HCFA issued a program memorandum with two revisions (the "March HCFA Revisions") to the HCFA Policy Changes. The first revision provided that, for a month in which the three month "rolling average" hematocrit exceeds
36.5 percent, HCFA would pay the lower of 100 percent of the actual dosage billed for that month, or 80 percent of the prior month's allowable EPOGEN(R) dosage. The second revision re-established authorization to make payment for EPOGEN(R) when a patient's hematocrit exceeded 36 percent when accompanied by documentation establishing medical necessity.

     Following its announcement in June 1998, HCFA issued a program memorandum in July 1998 (the "July Program Memorandum"), with new reimbursement guidelines, which replaced the previous program memoranda cited above. (As noted in the July Program Memorandum, it may be discarded after one year.) The July Program Memorandum stated that pre-payment review of claims would be eliminated and fiscal intermediaries should conduct post-payment reviews of those dialysis providers with an atypical number of patients with hematocrit levels above a 90-day "rolling average" of 37.5 percent. Additionally, HCFA stated that it would encourage dialysis providers to maintain a hematocrit level within the range of 33 to 36 percent as recommended by the Dialysis Outcomes Quality Initiative. HCFA also stated in its July Program Memorandum that it planned to develop a national policy for medical justification for patients whose hematocrits should be maintained over 36 percent. In the interim, physicians were to document and provide medical justification for patients whose hematocrits need to be maintained over 36 percent.

     NEUPOGEN(R) (Filgrastim)

     Worldwide NEUPOGEN(R) sales were $313.3 million and $903.8 million for the three and nine months ended September 30, 1999. These amounts represent increases of $26 million and $84.7 million or 9% and 10%, respectively, over the same periods last year. These increases were primarily due to the growth in demand worldwide within the cancer chemotherapy markets and the effect of higher prices in the U.S.

     Cost containment pressures in the U.S. health care marketplace have limited growth in domestic NEUPOGEN(R) sales. These pressures are expected to continue to influence growth for the foreseeable future. In addition, the Company faces competition from other granulocyte colony stimulating factor ("CSF") products in the U.S. and the European Union ("EU") markets. Amgen's CSF market share in the EU has remained relatively constant over the last few years, however, the competitive intensity has increased and is expected to continue to increase.

     Other product sales

     INFERGEN(R) (Interferon alfacon-1) sales were $6.8 million and $19.4 million for the three and nine months ended September 30, 1999. These amounts represent increases of $2 million and $9.3 million or 42% and 92%, respectively, over the same periods last year. INFERGEN(R) was launched in October 1997 for the treatment of chronic hepatitis C virus infection. There are existing treatments, including a new therapy launched in 1998, for this infection against which INFERGEN(R) competes. The Company cannot predict the extent to which it will penetrate this market.

  Cost of sales

     Cost of sales as a percentage of product sales was 12.9% and 13.2% for the three and nine months ended September 30, 1999, respectively, compared with 13.6% and 13.7% for the same periods last year.

  Research and development

     During the three and nine months ended September 30, 1999, research and development expenses increased $32.4 million and $109.6 million, or 20% and 23%, respectively, compared with the same periods last year. These increases were primarily due to higher staff-related costs necessary to support ongoing product development activities and costs related to the collaboration with PRAECIS PHARMACEUTICALS INCORPORATED.

  Selling, general and administrative

     Selling, general and administrative expenses increased $25.7 million and $80.7 million, or 19% and 22%, during the three and nine months ended September 30, 1999 compared with the same periods last year. These increases were primarily due to higher staff-related costs, outside marketing expenses, information management consulting fees and allowances for doubtful accounts.

  Legal award

     Included in the third quarter of 1999 was a credit of $49 million which reflected reduced uncertainty for the Company's potential spillover liabilities to Johnson & Johnson. See Note 6 to the Condensed Consolidated Financial Statements, "Contingencies - Johnson & Johnson arbitrations".

  Income taxes

     The Company's effective tax rate for the three and nine months ended September 30, 1999 was 33.7% and 31%, respectively, compared with 31.4% and 30.5% for the same periods last year. The higher tax rates in the current year are primarily due to an increase in the current year's expected pretax income
(i) combined with a provision in the federal tax law which caps tax benefits associated with the Company's Puerto Rico operations at the 1995 income level and (ii) without a corresponding increase in the amount of the Company's federal research and experimentation tax credit. During the third quarter of 1999, expected annual pretax income for 1999 increased primarily due to expected additional product sales in the fourth quarter of 1999 as a result of Year 2000 contingency planning (see "-Financial Outlook") and the benefit of the $49 million legal award recorded in the third quarter of 1999 (see "- Legal award").

  Foreign currency transactions

     The Company has a program to manage certain portions of its exposure to fluctuations in foreign currency exchange rates arising from international operations. The Company generally hedges the receivables and payables with foreign currency forward contracts, which typically mature within one to three months. The Company uses foreign currency option and forward contracts which generally expire within 12 months to hedge certain anticipated future sales and expenses. At September 30, 1999, outstanding foreign currency option and forward contracts totaled $73.5 million and $48.4 million, respectively.

  Year 2000

     The Year 2000 problem (the "Year 2000 Problem") results from computer programs and devices that do not differentiate between the year 1900 and the year 2000 because they were written using two digits rather than four to define the applicable year; accordingly, computer systems that have time-sensitive calculations may not properly recognize the year 2000. This could result in system failures or miscalculations causing disruptions of the Company's operations, including, without limitation, manufacturing, distribution, clinical development, research and other business activities. The Year 2000 Problem is likely to affect the Company's computer hardware, software, systems, devices, applications and manufacturing equipment, including without limitation, its non-information technology systems (such as elevators, HVAC equipment, security systems and other equipment containing embedded technology such as microcontrollers) (collectively, "Computer Systems"). Amgen believes that it is substantially year 2000 ready. Like many corporations, the Company does not have any previous experience with an issue like the Year 2000 Problem. The Year 2000 Problem potentially affects the Company across its worldwide locations and within substantially all of its business activities. Although the Company believes it has developed an appropriate program to address the Year 2000 Problem, it cannot guarantee that its program will succeed. The following is a discussion of the Company's year 2000 program.

     Amgen appointed a program manager for year 2000 compliance. Amgen reviewed its Computer Systems to identify those areas that could be affected by the Year 2000 Problem and has substantially completed a program to address year 2000 issues in its functional areas and site locations worldwide. The Company has identified the following three principal areas of potential Computer Systems exposure at Amgen to the Year 2000 Problem, in addition to supplier and customer issues which are discussed elsewhere:

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

     For each of these areas, Amgen planned and substantially completed an inventory, business risk assessment, remediation, testing and implementation phase. While the Company believes that it has implemented business critical Computer Systems in their year 2000-compliant form, if modifications of such business critical Computer Systems are not successful, the Year 2000 Problem could have a material adverse effect on the operations and financial position of the Company. Additionally, while the Company has already met substantially all of its internal deadlines, the Company cannot guarantee that it will meet further internal or external deadlines for year 2000 compliance.

     The Company is using both internal and external resources to identify, correct/reprogram and test its Computer Systems for year 2000 compliance. However, the Company cannot guarantee that these resources will continue to be available at a reasonable cost or at all, due, in part, to competing demands for these resources which could occur on or after January 1, 2000.

     The Company has identified critical providers of information, goods and services ("Suppliers") in order to assess their year 2000 compliance/readiness. Suppliers have been prioritized based on business criticality and year 2000 surveys were distributed. The Company has substantially completed the assessment of year 2000 readiness of its critical Suppliers. As part of its assessment process, the Company has visited and will continue to visit selected critical Suppliers to confirm their year 2000 readiness. The Company does not intend to contact entities that are not critical and cannot guarantee that such entities will be year 2000 compliant. The failure of Suppliers to become year 2000 compliant on a timely basis, or at all, could have a material adverse effect on the Company.

     The Company has identified its key customers and is working to understand year 2000 exposure and compliance in that area. However, the Company believes that the failure of its key customers to become year 2000 compliant on a timely basis, or at all, could have a material adverse effect on the Company.

     The Company may also be affected by the failure of other third parties to be year 2000 compliant even though these third parties do not directly conduct business with Amgen. For example, the failure of state, federal and private payors or reimbursers to be year 2000 compliant and thus unable to make timely, proper or complete payments to sellers and users of the Company's products, could have a material adverse effect on the Company. The Health Care Financing Administration ("HCFA"), the principal federal reimburser for the Company's marketed products, reports that it has fixed its internal systems; HCFA also has stated that it is carrying out year 2000 outreach programs to Medicare providers. Nevertheless, HCFA reports that reviews of contingency plans for Medicare managed care organizations indicate that fifty percent of contingency plans for national chains need "major improvements". Additionally, according to published reports, only a minority of the healthcare providers that submit electronic claims to Medicare have tested their computer systems with Medicare contractors.

     In developing a contingency plan for the Year 2000 Problem, the Company believes that its "most reasonably likely worst case year 2000 scenario" (the "Scenario") includes periodic, sporadic disruptions to the delivery of power, water and normal telecommunication services to the Company's worldwide locations and impaired transportation, including limited air traffic capacity, which may occur in the first few months of 2000 (collectively, "Service Disruptions").
The Scenario also contemplates the failure of Computer Systems of third parties that use the Company's products and seek reimbursement for the cost of these products (such as hospitals, physicians and dialysis providers) and of third parties who reimburse for such costs (such as HCFA). Under the Scenario, the Company's manufacturing, distribution, and research and clinical development activities, among others, could be adversely affected. Although the Company believes it has identified the major elements of its "most reasonably likely worst case year 2000 scenario", there can be no assurance that the Company has accurately or adequately anticipated the effects of the Year 2000 Problem on the Company or third parties, or that the Company will develop an adequate contingency plan based on the Scenario or otherwise.

     As part of its regular business operations, the Company maintains a business continuity plan. In anticipation of the Year 2000 Problem, the Company evaluated its existing business continuity plan in light of the Scenario and modified this plan, as necessary, in order to develop its year 2000 contingency plan (the "Plan"). Generally, the Plan is designed to protect the Company's assets, and address the Company's critical business operations, including (i) manufacturing, order processing and delivery of the Company's products to its customers and product candidates to clinical trial locations and (ii) paying for goods and services. The principal elements of the Plan are as follows:

     Build Inventories: Where appropriate, the Plan provides that the Company will maintain extra supplies of resources deemed to be the most critical or, in the Company's opinion, which would be hard to replace under the Scenario. For example, the Company plans to maintain extra quantities of single-source raw materials inventory used to manufacture products. The Company also plans to increase its product and product candidate inventories. The estimated additional cost of building raw material, product and product candidate inventories is not expected to be material. The Company also maintains a substantial portion of its inventory at its central distribution sites that will facilitate distribution throughout the continental U.S. and the European Union in the event of a Year 2000 Problem. In some cases, the Company plans to qualify additional suppliers of goods (such as raw materials) and services, although the Company cannot guarantee the year 2000 compliance of alternate suppliers.

     Develop Alternatives: In some cases Amgen has established alternatives to its customary manner of doing business. For example, the Company has alternative sources of power and telecommunications services, and alternate shippers for its products. In addition, as part of the Plan, the Company intends to permit its major U.S. wholesalers to purchase limited additional quantities of inventory so as to minimize possible disruptions to the supply of the Company's products to patients. See "- Financial Outlook". In Europe, wholesaler approaches vary by country.

     Manual Workarounds: Certain of Amgen's business activities, such as order processing and payments, are computerized. Under the Scenario, these operations could be affected. Many of Amgen's business activities are power dependent and may be affected by Service Disruptions. The Plan provides that some computerized functions will be handled manually if the Company's Computer Systems are unable to function either because of the Year 2000 Problem, Service Disruptions or otherwise. For example, the Company is capable of issuing manual disbursements to pay for goods and services. Also, based on historical ordering patterns, the Company may execute pre-arranged standing order shipments to U.S. wholesalers who so desire them.

     Reschedule Business Activities: The Company has adjusted the timing of certain business activities so that they do not coincide with the first several weeks of 2000, which is a time period included in the Scenario. For example, the Company plans to shift its semi-annual manufacturing maintenance period at most of its U.S. manufacturing facilities from the last two weeks of 1999 to the first two weeks of 2000.

     Suspend Activities: In addition to the elements of the Plan described above, the Company also plans that in the event of Service Disruptions or failures of the Company's Computer Systems, the

Company would suspend certain business activities. For example, if the Company is unable to process its billing services as usual, then billing functions would be suspended until computerized operations could resume. Also, if, as contemplated by the Scenario, there is no water, the life-safety measures of the Plan require that only those employees essential to business continuity and key management would be permitted on site.

     The examples provided above are designed to illustrate the operation of certain elements of the Plan and are not intended to be exhaustive or exclusive descriptions of the Plan.

     To help address unanticipated problems, the Plan provides that select employees and contractors will be on-site during the transition into the year 2000 at the Company's major facilities worldwide. Although the Company reasonably believes that it has identified strategies and made available resources in developing the Plan to protect and restore its most critical processes in response to the Scenario, there can be no assurance the Plan will accurately or adequately address all the risks that may arise as a result of the Scenario, the Year 2000 Problem or otherwise. The Company anticipates implementing the Plan by the end of November 1999.

     As of September 30, 1999, total expenditures related to the Company's year 2000 program, including, without limitation, anticipated upgrades, remediation and new Computer Systems, are expected to range from $45 million to $50 million, approximately one-third of which is expected to be capital expenditures. However, these amounts are only estimates and are based on information currently available to the Company; the Company cannot guarantee that these amounts will be adequate to address the Company's year 2000 compliance needs. As of September 30, 1999, the Company estimates that it had incurred approximately $36 million in its year 2000 efforts, including without limitation, internal staff costs, outside consulting fees and Computer Systems upgrades.

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


Financial Outlook

     The Company expects the sales growth rate for EPOGEN(R) in 1999 to be in the mid-twenties. In 2000, the Company expects EPOGEN(R) sales growth to be in the mid-teens. These expected growth rates exclude the impact of wholesaler inventory purchases related to Year 2000 contingency planning discussed below. The Company believes that dialysis providers have increased doses primarily in response to the July Program Memorandum and due to many dialysis providers using hemoglobin instead of hematocrit to measure red blood cell volume (see "Results of Operations - Product sales - EPOGEN(R) (Epoetin alfa)"). The Company also believes that increases in the U.S. dialysis patient population and dose will continue to grow EPOGEN(R) sales in the near term, although the Company anticipates that as the average hematocrit rises, dose will grow at a slower rate. Patients receiving treatment for end stage renal disease are covered primarily under medical programs provided by the federal government. Therefore, EPOGEN(R) sales may also be affected by future changes in reimbursement rates or a change in the basis for reimbursement by the federal government.

     In their fiscal year 2000 budget, the Clinton administration has proposed a Medicare cost savings plan which includes a provision for cutting Medicare reimbursement of EPOGEN(R) by 10%. This proposal will be addressed during the federal government's fiscal year 2000 budget process. The Company believes the proposal, if enacted, would primarily affect dialysis providers that use EPOGEN(R) and it is difficult to predict its impact on Amgen.

     The Company expects a high single- to low double-digit sales growth rate for NEUPOGEN(R) in 1999. In 2000, the NEUPOGEN(R) sales growth rate is expected to be in the high single digits. These expected growth rates exclude the impact of wholesaler inventory purchases related to Year 2000 contingency planning discussed below. Future NEUPOGEN(R) sales growth is dependent primarily upon further penetration of existing markets, the effects of competitive products and the timing and nature of additional indications for which the product may be approved. NEUPOGEN(R) usage is expected to continue to be affected by cost containment pressures on health care providers worldwide. In addition, reported NEUPOGEN(R) sales will continue to be affected by changes in foreign currency exchange rates, government budgets and increased competition in Europe.

     In both domestic and foreign markets, sales of NEUPOGEN(R) are dependent, in part, on the availability of reimbursement from third party payors such as governments (for example, Medicare and Medicaid programs in the U.S.) and private insurance plans. Therefore, NEUPOGEN(R) sales may also be affected by future changes in reimbursement rates or changes in the bases for reimbursement.

     In their fiscal year 2000 budget, the Clinton administration has proposed a reduction in the basis upon which Medicare reimburses outpatient prescription drugs from the current 95% of average wholesale price ("AWP") to a proposed 83% of AWP. This proposal would impact reimbursement of NEUPOGEN(R). The Company believes that this new recommendation, if enacted, would primarily affect customers that use NEUPOGEN(R) and it is difficult to predict its impact on Amgen.

     Due to Year 2000 contingency planning, the Company expects certain wholesalers to significantly build up their inventories of EPOGEN(R) and NEUPOGEN(R) in the fourth quarter of 1999 and then draw down such inventories in the first quarter of 2000. Excluding the impact of these expected changes in wholesaler purchases, the Company anticipates the growth rate for total product sales to be close to 20 percent in 1999 and in the low double-digit range in 2000. Assuming that the federal government will extend the research and experimentation tax credit for the second half of 1999 and for all of 2000, the Company expects earnings per share will be in the range of $0.95 to $0.97 (adjusted for the two-for-one stock split) for 1999 and earnings per share growth to be in the low double digits for 2000. These expectations for earnings per share exclude the impact of wholesaler purchases related to Year 2000 contingency planning and the impact of the $49 million legal award recorded in the third quarter of 1999. Estimates of future product sales, operating expenses and earnings per share are necessarily speculative in nature and are difficult to predict with accuracy.

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

                          PART II - OTHER INFORMATION


Item 1.   LEGAL PROCEEDINGS

     Legal proceedings are reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, with material developments since that report described in the Company's Form 10-Q for the quarters ended March 31, 1999, June 30, 1999 and below. While it is not possible to predict accurately or to determine the eventual outcome of these matters, the Company believes that the outcome of these proceedings will not have a material adverse effect on the annual financial statements of the Company.

Hoechst Marion Roussel and Transkaryotic Therapies litigation

     On October 7, 1999, Amgen filed an amended complaint that Transkaryotic Therapies, Inc. ("TKT") and Hoechst Marion Roussel Inc. ("HMR") have infringed or will infringe the three Amgen patents originally in suit and two patents newly added to the litigation. TKT and HMR filed their answer to the amended complaint on October 22, 1999, and asserted that the five patents-in-suit are not infringed or are invalid and/or unenforceable. The court has set a trial date of April 2000.

INFERGEN(R) litigation

     In February 1999, the U.S. District Court for the District of Delaware granted Schering-Plough Corporation's ("Schering") motion to dismiss Amgen's counterclaims as moot and entered judgment of noninfringement in favor of Amgen. Schering and Biogen, Inc. are seeking review of this decision on appeal.

FoxMeyer Health Corporation

     The Federal Bankruptcy Court in Delaware has denied on the grounds of vagueness the Company's and McKesson Corporation's and the eleven other manufacturer defendants' renewed motion for summary judgement. On September 3, 1999, all stays regarding discovery expired and the parties have begun serving and answering written discovery. Avatex Corporation (formerly FoxMeyer Corporation)("Avatex") has responded to Amgen's written discovery requests and as a result of Avatex's responses, Amgen has filed a motion for discovery sanctions and a motion for protective order against Avatex. Amgen has also filed a motion asserting certain pleading defects in Avatex's petition. No hearing has been scheduled for Amgen's motions.

     The District Court of Dallas County, Dallas, Texas has set a trial date of September 2000.

Johnson & Johnson arbitrations

     The Company is engaged in arbitration proceedings with one of its licensees. See Note 6 to the Condensed Consolidated Financial Statements, "Contingencies - Johnson & Johnson arbitrations".


Item 6.   Exhibits and Reports on Form 8-K

     (a)  Reference is made to the Index to Exhibits included herein.

     (b)  Reports on Form 8-K - none

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      Amgen Inc.
                                      (Registrant)



Date:   11/10/99                      By:/s/Kathryn E. Falberg
----------------                      -------------------------------
                                      Kathryn E. Falberg
                                      Senior Vice President, Finance
                                      and Chief Financial Officer



Date:   11/10/99                      By:/s/Marc M.P. de Garidel
----------------                      -------------------------------
                                      Marc M.P. de Garidel
                                      Vice President, Controller and
                                      Chief Accounting Officer

                                  AMGEN INC.


                               INDEX TO EXHIBITS


Exhibit No.                      Description

   3.1      Restated Certificate of Incorporation as amended. (17)
   3.2      Amended and Restated Bylaws. (26)
   3.3      Certificate of Amendment of Restated Certificate of Incorporation.
            (26)
   3.4 Certificate of Amendment of Certificate of Designations of Series A Junior Participating Preferred Stock. (26)
   4.1 Indenture dated January 1, 1992 between the Company and Citibank N.A., as trustee. (8)
   4.2 First Supplement to Indenture, dated February 26, 1997 between the Company and Citibank N.A., as trustee. (14)
   4.3 Officer's Certificate pursuant to Sections 2.1 and 2.3 of the Indenture, as supplemented, establishing a series of securities "8-1/8% Debentures due April 1, 2097." (16)
   4.4      8-1/8% Debentures due April 1, 2097. (16)
   4.5 Form of stock certificate for the common stock, par value $.0001 of the Company. (17)
   4.6 Officer's Certificate pursuant to Sections 2.1 and 2.3 of the Indenture, dated as of January 1, 1992, as supplemented by the First supplemental Indenture, dated as of February 26, 1997, each between the Company and Citibank, N.A., as Trustee, establishing a series of securities entitled "6.50% Notes Due December 1, 2007". (20)
   4.7      6.50% Notes Due December 1, 2007 described in Exhibit 4.6. (20)
   4.8 Corporate Commercial Paper - Master Note between and among Amgen Inc., as Issuer, Cede & Co., as nominee of The Depository Trust Company and Citibank, N.A. as Paying Agent. (23)
   10.1     Company's Amended and Restated 1991 Equity Incentive Plan. (26)
   10.2 Sixth Amendment to the Company's Amended and Restated Retirement and Savings Plan as amended and restated April 1, 1996. (25)
   10.3 Shareholder's Agreement of Kirin-Amgen, Inc., dated May 11, 1984, between the Company and Kirin Brewery Company, Limited (with certain confidential information deleted therefrom). (1)
   10.4 Amendment Nos. 1, 2, and 3, dated March 19, 1985, July 29, 1985 and December 19, 1985, respectively, to the Shareholder's Agreement of Kirin-Amgen, Inc., dated May 11, 1984 (with certain confidential information deleted therefrom). (3)
   10.5 Product License Agreement, dated September 30, 1985, and Technology License Agreement, dated, September 30, 1985 between the Company and Ortho Pharmaceutical Corporation

            (with certain confidential information deleted therefrom). (2)
   10.6 Product License Agreement, dated September 30, 1985, and Technology License Agreement, dated September 30, 1985 between Kirin-Amgen, Inc. and Ortho Pharmaceutical Corporation
            (with certain confidential information deleted therefrom). (3)
   10.7     Company's Amended and Restated Employee Stock Purchase Plan. (12)
   10.8 Research, Development Technology Disclosure and License Agreement PPO, dated January 20, 1986, by and between the Company and Kirin Brewery Co., Ltd. (4)
   10.9     Amendment Nos. 4 and 5, dated October 16, 1986 (effective July 1,
            1986) and December 6, 1986 (effective July 1, 1986), respectively, to the Shareholders Agreement of Kirin-Amgen, Inc. dated May 11, 1984 (with certain confidential information deleted therefrom). (5)
   10.10 Assignment and License Agreement, dated October 16, 1986, between the Company and Kirin-Amgen, Inc. (with certain confidential information deleted therefrom). (5)
   10.11 G-CSF European License Agreement, dated December 30, 1986, between Kirin-Amgen, Inc. and the Company (with certain confidential information deleted therefrom). (5)
   10.12    Research and Development Technology Disclosure and License
            Agreement: GM-CSF, dated March 31, 1987, between Kirin Brewery Company, Limited and the Company (with certain confidential information deleted therefrom). (5)
   10.13    Company's Amended and Restated 1988 Stock Option Plan. (12)
   10.14    Company's Amended and Restated Retirement and Savings Plan. (12)
   10.15 Amendment, dated June 30, 1988, to Research, Development, Technology Disclosure and License Agreement: GM-CSF dated March 31, 1987, between Kirin Brewery Company, Limited and the Company. (6)
   10.16 Agreement on G-CSF in Certain European Countries, dated January 1, 1989, between Amgen Inc. and F. Hoffmann-La Roche & Co. Limited Company (with certain confidential information deleted therefrom).
            (7)
   10.17 Partnership Purchase Agreement, dated March 12, 1993, between the Company, Amgen Clinical Partners, L.P., Amgen Development Corporation, the Class A limited partners and the Class B limited partner. (9)
   10.18 Amgen Inc. Supplemental Retirement Plan (As Amended and Restated Effective January 1, 1998). (23)
   10.19    Promissory Note of Mr. Kevin W. Sharer, dated June 4, 1993. (10)
   10.20 Amended and Restated Amgen Performance Based Management Incentive Plan. (26)
   10.21 Credit Agreement, dated as of May 28, 1998, among Amgen Inc., the Borrowing Subsidiaries named therein, the Banks named therein, Citibank, N.A., as Issuing Bank, and Citicorp USA, Inc., as Administrative Agent. (24)
   10.22    Promissory Note of Mr. George A. Vandeman, dated December 15, 1995.
            (11)

   10.23    Promissory Note of Mr. George A. Vandeman, dated December 15, 1995.
            (11)
   10.24    Promissory Note of Mr. Stan Benson, dated March 19, 1996. (11)
   10.25    Amendment No. 1 to the Company's Amended and Restated Retirement and
            Savings Plan. (12)
   10.26    Seventh Amendment to the Amgen Retirement and Savings Plan as
            Amended and Restated effective April 1, 1996. (26)
   10.27    Amendment Number 2 to the Company's Amended and Restated Retirement
            and Savings Plan dated April 1, 1996. (15)
   10.28    Amgen Inc. Change of Control Severance Plan effective as of October
            20, 1998. (25)
   10.29    Preferred Share Rights Agreement, dated February 18, 1997, between
            Amgen Inc. and American Stock Transfer and Trust Company, Rights
            Agent. (13)
   10.30    First Amendment, effective January 1, 1998, to the Company's Amended and Restated Employee Stock Purchase Plan. (18)
   10.31    Third Amendment, effective January 1, 1997, to the Company's Amended and Restated Retirement and Savings Plan dated April 1, 1996. (18)
   10.32    Binding Term Sheet, dated August 20, 1997, between Guilford
            Pharmaceuticals Inc. and GPI NIL Holdings, Inc., and Amgen Inc.
            (with certain confidential information deleted therefrom). (19)
   10.33    Promissory Note of Ms. Kathryn E. Falberg, dated April 7, 1995. (21)
   10.34    Promissory Note of Mr. Edward F. Garnett, dated July 18, 1997. (21)
   10.35    Fourth Amendment to the Company's Amended and Restated Retirement
            and Savings Plan as amended and restated effective April 1, 1996.
            (21)
   10.36    Fifth Amendment to the Company's Amended and Restated Retirement and
            Savings Plan as amended and restated effective April 1, 1996. (21)
   10.37    Company's Amended and Restated 1987 Directors' Stock Option Plan.
            (15)
   10.38    Amended and Restated Agreement on G-CSF in the EU between Amgen Inc.
            and F. Hoffmann-La Roche Ltd (with certain confidential information deleted therefrom). (23)
   10.39    Collaboration and License Agreement, dated December 15, 1997, between the Company, GPI NIL Holdings, Inc. and Guilford
            Pharmaceuticals Inc. (with certain confidential information deleted therefrom). (22)
   27*      Financial Data Schedule.
   99*      Sections appearing under the heading "Business - Factors That May
            Affect Amgen" in the Company's Annual Report on Form 10-K for the
            year ended December 31, 1998.
----------------
*    Filed herewith.

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

(21) Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1997 on March 24, 1998 and incorporated herein by reference.
(22) Filed as Exhibit 10.40 to the Guilford Pharmaceuticals Inc. Form 10-K for the year ended December 31, 1997 on March 27, 1998 and incorporated herein by reference.
(23) Filed as an exhibit to the Form 10-Q for the quarter ended March 31, 1998 on May 13, 1998 and incorporated herein by reference.
(24) Filed as an exhibit to the Form 10-Q for the quarter ended June 30, 1998 on August 14, 1998 and incorporated herein by reference.
(25) Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1998 on March 16, 1999 and incorporated herein by reference.
(26) Filed as an exhibit to the Form 10-Q for the quarter ended June 30, 1999 on August 3, 1999 and incorporated herein by reference.