Form 10-K405
period 1999-12-31
AMGEN INC
filed 2000-03-07
CIK 318154

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549

                               ---------------

                                   FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
    OF THE SECURITIES EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 1999

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

       Common stock, $0.0001 par value, preferred share purchase rights,
                     Contractual contingent payment rights
                               (Title of class)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   The approximate aggregate market value of voting and non-voting stock held by non-affiliates of the registrant was $59,737,121,000 as of February 11, 2000 (A)

                                 1,023,544,175
    (Number of shares of common stock outstanding as of February 11, 2000)

                     DOCUMENTS INCORPORATED BY REFERENCE:

                                                                       Form 10-K
     Document                                                            Parts
     --------                                                          ---------
     Definitive 2000 Proxy Statement, to be filed within
      120 days of December 31, 1999 (specified portions)..............    III

-------
(A) Excludes 69,658,019 shares of common stock held by directors and officers, and any stockholders whose ownership exceeds five percent of the shares outstanding, at February 11, 2000. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, directly or indirectly, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

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

   The Company manufactures and markets four human therapeutic products, EPOGEN(R) (Epoetin alfa), NEUPOGEN(R) (Filgrastim), INFERGEN(R) (Interferon alfacon-1) and STEMGEN(R) (Ancestim). EPOGEN(R) stimulates the production of red blood cells and is marketed by Amgen in the United States for the treatment of anemia associated with chronic renal failure in patients on dialysis. NEUPOGEN(R) selectively stimulates the production of neutrophils, one type of white blood cell. The Company markets NEUPOGEN(R) in the United States, countries of the European Union ("EU"), Canada and Australia for use in decreasing the incidence of infection in patients undergoing myelosuppressive chemotherapy. In addition, NEUPOGEN(R) is marketed in most of these countries for use in reducing the duration of neutropenia for patients undergoing myeloablative therapy followed by bone marrow transplantation, for reducing symptoms in patients with severe chronic neutropenia, for supporting peripheral blood progenitor cell ("PBPC") transplants and for reducing the recovery time of neutrophils and the duration of fever following chemotherapy treatment in patients being treated for acute myelogenous leukemia ("AML"). NEUPOGEN(R) is also marketed in the EU, Canada and Australia for use in treating neutropenia in patients infected with the human immunodeficiency virus ("HIV") receiving antiviral and/or other myelosuppressive medications. INFERGEN(R) is a non-naturally occurring type-1 interferon which stimulates the immune system to fight viral infections and is indicated for the treatment of chronic hepatitis C viral infection. The Company markets INFERGEN(R) in the United States and Canada. STEMGEN(R) stimulates the production, mobilization and maturation of progenitor cells and is indicated for use in support of stem cell transplantation. The Company markets STEMGEN(R) in Canada, Australia and
New Zealand.

   The Company focuses its research efforts on secreted protein and small molecule human therapeutics, with particular emphasis on cancer, inflammation and neurobiology. It concentrates its development efforts on human therapeutics in the areas of hematology and oncology, bone and inflammatory disorders, and neuroendocrine and neurodegenerative diseases. The Company has research facilities in the United States and Canada and has clinical development staff in the United States, the EU, Canada, Australia, Japan and the People's Republic of China. In addition to internal research and development efforts, the Company has acquired certain product and technology rights and has established research and development collaborations.

   Amgen operates commercial manufacturing facilities located in the United States, Puerto Rico and The Netherlands. A sales and marketing force is maintained in the United States, Europe, Canada, Australia, New Zealand and the People's Republic of China. In addition, Amgen has entered into licensing and co-promotion agreements to market EPOGEN(R), NEUPOGEN(R) and INFERGEN(R) in certain geographic areas.

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

People with chronic renal failure suffer from anemia because they do not produce sufficient amounts of erythropoietin, which is normally produced in healthy kidneys. EPOGEN(R) is effective in the treatment of anemia associated with chronic renal failure for patients who are on dialysis and is indicated to elevate or maintain the red blood cell level (as determined by hematocrit or hemoglobin measurements) and to eliminate the need for maintenance blood transfusions in these patients.

   In the United States, Amgen was granted rights to market recombinant human erythropoietin under a licensing agreement with Kirin-Amgen, Inc. ("Kirin-Amgen"), a joint venture between Kirin Brewery Company, Limited ("Kirin") and Amgen (see "Joint Ventures and Business Relationships--Kirin Brewery Company, Limited"). The Company began selling EPOGEN(R) in 1989 when the U.S. Food and Drug Administration ("FDA") approved its use in the treatment of anemia associated with chronic renal failure. In November 1999, the FDA approved EPOGEN(R) for the treatment of anemia in children with chronic renal failure who are on dialysis.

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

   In Japan and the People's Republic of China, Kirin was granted rights to market recombinant human erythropoietin under licensing agreements with Kirin-Amgen (see "Joint Ventures and Business Relationships--Kirin Brewery Company, Limited"). Kirin manufactures and markets its recombinant human erythropoietin product under the trademark ESPO(R).

   For EPOGEN(R) sales information for the years ended December 31, 1999, 1998 and 1997, see Note 10 to the Consolidated Financial Statements.

 Recombinant-methionyl human granulocyte colony-stimulating factor

   NEUPOGEN(R) (proper name--Filgrastim) is Amgen's registered trademark for its recombinant-methionyl human granulocyte colony-stimulating factor ("G-CSF"), a protein that selectively stimulates production of certain white blood cells known as neutrophils. Neutrophils are the body's first defense against infection. Treatments for various diseases and diseases themselves can result in extremely low numbers of neutrophils, a condition called neutropenia. Myelosuppressive chemotherapy, one treatment option for individuals with cancer, targets cell types which grow rapidly, such as tumor cells, neutrophils and other types of blood cells. Providing NEUPOGEN(R) as an adjunct to myelosuppressive chemotherapy can reduce the duration of neutropenia and thereby reduce the potential for infection.

   Severe chronic neutropenia is an example of disease-related neutropenia. In severe chronic neutropenia, the body fails to manufacture sufficient neutrophils. Chronic administration of NEUPOGEN(R) has been shown to reduce the incidence and duration of neutropenia-related consequences, such as fever and infections, in patients with severe chronic neutropenia.

   Patients undergoing bone marrow transplantation are treated with NEUPOGEN(R) to accelerate recovery of neutrophils following chemotherapy and bone marrow infusion. NEUPOGEN(R) also has been shown to induce immature blood cells (progenitor cells or sometimes referred to as stem cells) to migrate (mobilize) from the bone marrow into the blood circulatory system. When these peripheral blood progenitor cells (PBPC) are collected from the blood, stored and re-infused (transplanted) after high dose chemotherapy, recovery of platelets, red blood cells and neutrophils is accelerated. PBPC transplantation may be an alternative to autologous bone marrow transplantation for some patients.

   In the United States, NEUPOGEN(R) was initially indicated to decrease the incidence of infection as manifested by febrile neutropenia for patients with non-myeloid malignancies undergoing myelosuppressive chemotherapy. Subsequently, the FDA approved NEUPOGEN(R) for additional indications: to reduce the duration of neutropenia for patients with non-myeloid malignancies undergoing myeloablative therapy followed by bone marrow transplantation; to reduce the incidence and duration of neutropenia-related consequences in symptomatic patients with congenital neutropenia, cyclic neutropenia or idiopathic neutropenia (collectively, severe chronic neutropenia); for use in mobilization of PBPC for stem cell transplantation; and to reduce the recovery time of neutrophils and the duration of fever following chemotherapy treatment in patients being treated for AML. In the EU, Canada and Australia, NEUPOGEN(R) is marketed for the same indications.

   The Company also markets NEUPOGEN(R) in Canada and Australia for the treatment of neutropenia in HIV patients receiving antiviral and/or other myelosuppressive medications. In October 1999, NEUPOGEN(R) was approved for use in the EU as a supportive therapy to treat neutropenia in people with advanced HIV infection. A trial for the treatment of neutropenia in HIV infected patients was completed and a supplemental licensing application for approval of this indication was submitted to the FDA in 1996. The FDA has raised concerns about whether this submission is approvable; the Company remains in discussions with the FDA and cannot predict the outcome of these discussions.

   The Company has discontinued clinical trials investigating the potential benefits of NEUPOGEN(R) for patients with severe pneumonia. In April 1999, the Company announced that a phase 3 clinical trial in patients with multi-lobar pneumonia did not demonstrate a statistically significant benefit. Clinical trials investigating NEUPOGEN(R) as an adjunct to dose-intensified chemotherapy in patients with various tumor types are ongoing.

   The Company began selling NEUPOGEN(R) in the United States in February 1991 pursuant to a licensing agreement with Kirin-Amgen. Kirin markets GRAN(R), its G-CSF product, in Japan, the People's Republic of China, Taiwan and Korea under licensing agreements with Kirin-Amgen (see "Joint Ventures and Business Relationships--Kirin Brewery Company, Limited"). In the EU, NEUPOGEN(R) is commercialized by Amgen and F. Hoffmann-La Roche Ltd ("Roche") under a co-promotion agreement (see "Joint Ventures and Business Relationships--F. Hoffmann-La Roche Ltd"). In geographic areas of the world other than those above, Roche markets NEUPOGEN(R) under licenses from Amgen and Kirin-Amgen (see "Joint Ventures and Business Relationships--Kirin Brewery Company, Limited" and "Joint Ventures and Business Relationships-- F. Hoffmann-La Roche Ltd").

   For NEUPOGEN(R) sales information for the years ended December 31, 1999, 1998 and 1997, see Note 10 to the Consolidated Financial Statements.

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

   The Company began selling INFERGEN(R) in the United States in October 1997. Amgen markets INFERGEN(R) for the treatment of adults with chronic hepatitis C viral infection. INFERGEN(R) was initially approved for the treatment of newly diagnosed or previously untreated patients and for a higher dose in patients who relapsed or failed to respond to initial interferon treatment. The duration of treatment was 24 weeks for both groups of patients. In December 1999, the FDA approved the extension of the duration of subsequent treatment from 24 weeks to 48 weeks. Subsequent treatment is an important part of interferon therapy since many patients infected with the hepatitis C virus fail initial treatment. In March 1999, Amgen received marketing approval for INFERGEN(R) for the treatment of chronic hepatitis C viral infection from the Canadian regulatory authorities.

   In 1996, Amgen licensed to Yamanouchi Pharmaceutical Co., Ltd. of Japan ("Yamanouchi") the rights to develop, manufacture and commercialize Interferon alfacon-1 for all indications around the world except in the United States and Canada. Yamanouchi granted rights to the Company to co-develop and market Interferon alfacon-1 in Japan, the People's Republic of China and Taiwan (see "Joint Ventures and Business Relationships--Yamanouchi Pharmaceutical Co., Ltd.").

   STEMGEN(R) (proper name--Ancestim) is Amgen's registered trademark for its recombinant-methionyl human stem cell factor. STEMGEN(R), when used in combination with NEUPOGEN(R), has been shown to induce immature blood cells (progenitor cells or sometimes referred to as stem cells) to migrate (mobilize) from the bone marrow into the blood circulatory system. When these peripheral blood progenitor cells (PBPC) are collected from the blood, stored and re-infused (transplanted) after high dose chemotherapy, recovery of platelets, red blood cells and neutrophils is accelerated. PBPC transplantation may be an alternative to autologous bone marrow transplantation for some patients. In 1999, STEMGEN(R) was approved for use in support of stem cell transplantation by the regulatory authorities in Canada, Australia and New Zealand. Discussions with other regulatory agencies are continuing. The Company is also investigating the potential benefits of STEMGEN(R) for patients with aplastic anemia in a phase 1/2 clinical trial.

Product Candidates

   The Company focuses its research efforts on secreted protein and small molecule human therapeutics, with particular emphasis on cancer, inflammation and neurobiology. It concentrates its development efforts on human therapeutics in the areas of hematology and oncology, bone and inflammatory disorders, and neuroendocrine and neurodegenerative diseases (see "Factors That May Affect Amgen--Product development").

 Hematology and Oncology

   Hematopoietic growth factors are proteins which influence growth, migration and maturation of certain types of blood cells. Novel Erythropoiesis Stimulating Protein ("NESP") stimulates the production of red blood cells. Data from phase 3 clinical trials suggest that NESP may permit less frequent dosing than Epoetin alfa in the treatment of anemia in patients with chronic renal insufficiency and chronic renal failure. In December 1999, the Company filed regulatory submissions for the use of NESP in patients with chronic renal insufficiency and chronic renal failure in the United States and the EU. In early 2000, the Company filed regulatory submissions for the use of NESP in the same indications in Canada, Australia and New Zealand. In April 1999, the Company announced that phase 2 clinical trials of NESP for the treatment of anemia resulting from chemotherapy had been initiated.

   The Company has entered into an agreement with Kirin to jointly develop NESP through its joint venture, Kirin-Amgen (see "Joint Ventures and Business Relationships--Kirin Brewery Company, Limited"). Amgen has been granted an exclusive license by Kirin-Amgen to manufacture and market NESP in the United States, all European countries, Canada, Australia, New Zealand, Mexico and all Central and South American countries. Kirin has been granted similar rights by Kirin-Amgen for Japan, the People's Republic of China, Taiwan, Korea and certain other countries in Southeast Asia.

   In March 1999, Amgen acquired the rights from PRAECIS PHARMACEUTICALS INCORPORATED ("Praecis") to develop and commercialize abarelix-depot (see "Joint Ventures and Business Relationships--

PRAECIS PHARMACEUTICALS INCORPORATED"). Data from phase 2 clinical trials suggest that abarelix-depot, a gonadotropin releasing hormone ("GnRH") antagonist, may inhibit the action of endogenous GnRH on the pituitary gland thereby reducing the production of testosterone in men and estrogen in women. The reduction of testosterone or estrogen through the use of pharmaceuticals, a practice known as hormonal therapy, may confer a therapeutic benefit to patients with a number of diseases and medical conditions including prostate cancer and endometriosis. Abarelix-depot is currently in phase 3 clinical trials in patients with hormonally-responsive prostate cancer. Abarelix-depot is also in a phase 2 clinical trial in patients with endometriosis, a painful gynecologic condition resulting from abnormal growth of uterine tissue, usually in the pelvic or abdominal area.

   Another hematopoietic growth factor in development at Amgen is a sustained duration version of G-CSF called SD/01. While NEUPOGEN(R) is indicated to reduce the duration and severity of neutropenia, appropriate doses must be administered in a timely manner to be most effective. SD/01 is being developed to provide for less frequent dosing, possibly once-per-cycle of chemotherapy, and thereby potentially improve compliance and patient satisfaction. In October 1999, the Company announced that a phase 3 clinical trial of SD/01 in breast cancer patients receiving multiple cycles of chemotherapy had been initiated.

   Soft tissue growth factors are believed to play a role in accelerating or improving tissue regeneration and wound healing. Mucositis is a side effect often experienced by patients undergoing radiation therapy and chemotherapy and is characterized as the irritation or ulceration of the lining of the gastrointestinal tract. Amgen currently is conducting research with Keratinocyte Growth Factor ("KGF") as a treatment for mucositis. Phase 2 clinical trials of KGF in cancer patients suffering from mucositis are ongoing.

 Bone and Inflammatory disorders

   The inflammatory response is essential for defense against harmful microorganisms and for the repair of damaged tissues. The failure of the body's control mechanisms regulating inflammatory response occurs in conditions such as rheumatoid arthritis, acute respiratory distress syndrome and asthma. Interleukin-1 receptor antagonist (formerly known as "IL-1ra" and currently referred to as "KINERET(TM)" (proper name--Anakinra)) and tumor necrosis factor binding protein were two product candidates added to the Company's inflammation research program through the acquisition of Synergen, Inc. ("Synergen") (see "Joint Ventures and Business Relationships--Other business relationships").

   In July 1999, the Company announced that a large, controlled phase 2 clinical trial of KINERET(TM) in combination with methotrexate demonstrated benefit over methotrexate alone for patients with rheumatoid arthritis. In December 1999, the Company filed a licensing application with the FDA for KINERET(TM) for the treatment of rheumatoid arthritis.

   In April 1999, the Company announced that a phase 2 clinical trial of a second generation inhibitor of tumor necrosis factor, soluble tumor necrosis factor-receptor type I ("sTNF-RI"), was initiated in patients with rheumatoid arthritis.

   Osteoprotegerin ("OPG") is implicated in the regulation of bone mass. Bone mass is maintained in the body by the regulation of the competing activities of bone-forming cells (osteoblasts) and bone resorbing cells (osteoclasts). Cancer metastasis to bone causes bone destruction, leading to fractures and bone pain. In preclinical studies, OPG has been shown to inhibit the osteoclast-mediated bone destruction induced by invading cancer cells. Low bone mass is thought to be a result of bone breaking down more quickly than it is formed. Osteoporosis is characterized by low bone mass leading to fragile bones and increased susceptibility to fractures. The Company's OPG program is in a phase 1 clinical trial in healthy post-menopausal women.

 Neuroendocrine and Neurodegenerative diseases

   The Company is currently developing leptin, a protein produced by the obesity gene. Leptin is made in fat cells and is believed to help regulate the amount of fat stored by the body. In 1995, the Rockefeller University granted to the Company an exclusive license which allows the Company to develop products based on the obesity gene. In October 1998, the Company announced the results of an interim analysis of preliminary three-month clinical data from two phase 2 clinical trials. This analysis revealed that there was no statistically significant difference in weight loss between native leptin and placebo for the study population as a whole. In April 1999, the Company announced that development of native leptin for both obesity and diabetes was being discontinued. The Company's leptin program now focuses on the development of second generation leptin analogues. The leptin program is in phase 2 clinical trials in obese subjects.

   Amgen entered into a license agreement with Progenitor, Inc. ("Progenitor") which granted the Company certain exclusive rights for the development and commercialization of products using Progenitor's leptin receptor technology. Progenitor assigned its rights to the leptin receptor technology, including its rights and obligations under the license agreement with Amgen, to Interneuron Pharmaceuticals, Inc. ("Interneuron"). Amgen has entered into an amended and restated license agreement with Interneuron pursuant to which Amgen has been granted additional exclusive rights for the development and commercialization of products using the leptin receptor technology.

   Another focus of the Company's effort in endocrinology is in the area of hyperparathyroidism ("HPT"). Primary HPT is a disorder that causes excessive secretion of parathyroid hormone from the parathyroid gland, leading to elevated serum calcium, called hypercalcemia. This disorder currently lacks effective treatment other than surgery. Secondary HPT is commonly seen as a result of kidney failure, affecting a majority of dialysis patients. Symptoms of HPT include bone loss, muscle weakness, depression and forgetfulness. The Company has entered into a license agreement with NPS Pharmaceuticals, Inc. ("NPS") for Amgen to develop and commercialize NPS's calcimimetic small molecules based on NPS's proprietary calcium receptor technology for the treatment of HPT. The Company is in separate phase 2 clinical trials for primary and secondary HPT with a second generation calcimimetic compound.

   Neurotrophic factors are proteins which play a role in nerve cell protection and regeneration and which may therefore be useful in treating a variety of neurological disorders, including neurodegenerative diseases of the central and peripheral nervous systems, nerve injury and trauma. Human clinical trials of brain-derived neurotrophic factor ("BDNF"), are currently being conducted in collaboration with Regeneron Pharmaceuticals, Inc. ("Regeneron") (see "Joint Ventures and Business Relationships--Regeneron Pharmaceuticals, Inc."). In January 1997, Amgen announced that a phase 3 clinical trial investigating subcutaneous delivery of BDNF for the treatment of patients with amyotrophic lateral sclerosis ("ALS") did not demonstrate clinical efficacy in the endpoints measured in patients with this disease. Regeneron continues to investigate subcutaneous administration of BDNF in a subset of ALS patients on behalf of the collaboration with the Company. Amgen is currently conducting a phase 2 clinical trial investigating intrathecal delivery of BDNF in patients with ALS. On behalf of the collaboration with the Company, Regeneron is also conducting clinical trials with Neurotrophin-3 ("NT-3") for the treatment of chronic constipation.

   Another neurotrophic factor the Company investigated was glial cell-line derived neurotrophic factor ("GDNF"). In April 1999, the Company announced that a phase 1/2 clinical trial of GDNF in Parkinson's disease failed to demonstrate a statistically significant benefit and as a result, GDNF was being discontinued from further development.

   In 1997, Amgen acquired the rights from Guilford Pharmaceuticals Inc. ("Guilford") for a novel class of small molecule, orally-active, neurotrophic agents called neuroimmunophilin compounds (see "Joint Ventures and Business Relationships--Other business relationships"). The neuroimmunophilin compounds are initially being developed to promote nerve regeneration and repair in neurodegenerative disorders. In August 1999, Amgen announced that it had initiated clinical trials in Europe. In January 2000, the Company announced that a phase 1 clinical trial in the United States had been initiated. Parkinson's disease is expected to be the first indication to be pursued in the neuroimmunophilin program.

Joint Ventures and Business Relationships

   The Company generally intends to self-market its products. From time to time, the Company may enter into joint ventures and other business relationships to provide additional marketing and product development capabilities in certain countries. In addition to internal research and development efforts, the Company has acquired certain product and technology rights and has established research and development collaborations. Amgen has established the relationships described below and may establish others in the future.

 F. Hoffmann-La Roche Ltd

   Amgen and Roche have entered into an agreement providing for the commercialization of NEUPOGEN(R) (Filgrastim) in the EU. Under this agreement, the companies collaborate in the EU on the commercialization and further clinical development of the product, and Amgen has a majority share in the related costs and profits from sales. Amgen has most of the responsibilities for marketing, promotion, distribution and other key functions relating to product sales, and the Company distributes the product in most EU countries from its European Logistics Center in Breda, The Netherlands. Amgen and Roche have also entered into another agreement to commercialize NEUPOGEN(R) in certain European countries not located within the EU. Under this agreement, Roche markets NEUPOGEN(R) in these countries and pays a royalty to Amgen on these sales. Amgen and Roche are also collaborating on the development of a second generation G-CSF product, SD/01, for the EU.

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

 Kirin Brewery Company, Limited

   The Company has a 50-50 joint venture (Kirin-Amgen) with Kirin. Kirin-Amgen, which was formed in 1984, develops and commercializes certain of the Company's and Kirin's technologies which have been transferred to this joint venture. Kirin-Amgen has given exclusive licenses to Amgen and Kirin to manufacture and market erythropoietin in the United States and Japan, respectively. Kirin-Amgen has licensed to Johnson & Johnson rights to erythropoietin in certain geographic areas of the world (see "--Johnson & Johnson"). Kirin-Amgen has also granted Amgen an exclusive license to manufacture and market G-CSF in the United States, Europe, Canada, Australia and New Zealand. Kirin-Amgen has licensed to Kirin similar rights with respect to G-CSF in Japan, Taiwan and Korea. Kirin markets recombinant human erythropoietin and recombinant-methionyl human granulocyte colony-stimulating factor in the People's Republic of China under a separate agreement. Kirin-Amgen and Roche have entered into an agreement to commercialize NEUPOGEN(R) in certain territories not covered by the various Amgen/Roche agreements (see "--F. Hoffmann-La Roche Ltd"). Under this agreement, Roche markets NEUPOGEN(R) in these countries and pays a royalty to Kirin-Amgen on these sales.

   In 1996, Kirin-Amgen licensed to Amgen and Kirin the rights to develop and market NESP. Amgen has been granted an exclusive license by Kirin-Amgen to manufacture and market NESP in the United States, all European countries, Canada, Australia, New Zealand, Mexico and all Central and South American countries. Kirin has been licensed by Kirin-Amgen with similar rights for NESP in Japan, the People's Republic of China, Taiwan, Korea and certain other countries in Southeast Asia.

   Pursuant to the terms of agreements entered into with Kirin-Amgen, the Company conducts certain research and development activities on behalf of Kirin-Amgen and is paid for such services at negotiated rates. Included in revenues from corporate partners in the Company's Consolidated Financial Statements for the years ended December 31, 1999, 1998 and 1997, are $138.5 million, $121 million and $87.9 million, respectively, related to these agreements.

   In connection with its various license agreements with Kirin-Amgen, the Company pays Kirin-Amgen royalties based on sales. During the years ended December 31, 1999, 1998 and 1997, Kirin-Amgen earned royalties from Amgen of $128.1 million, $105 million and $91.4 million, respectively, under such agreements.

 Yamanouchi Pharmaceutical Co., Ltd.

   In 1996, Amgen licensed to Yamanouchi the rights to develop, manufacture and commercialize Interferon alfacon-1 for the treatment of hepatitis C viral infection and any additional indications around the world except in the United States and Canada. Amgen markets Interferon alfacon-1 under the trademark INFERGEN(R) in the United States and Canada. Amgen has earned and will earn additional amounts if certain milestones are achieved by Yamanouchi and will receive royalties on sales. Yamanouchi has granted to Amgen K.K., the Company's Japanese subsidiary, certain co-development and co-promotion/co-marketing rights in Japan and has granted to Amgen Greater China, Ltd., Amgen's subsidiary in Hong Kong, certain co-development and co-promotion rights in the People's Republic of China and Taiwan.

 PRAECIS PHARMACEUTICALS INCORPORATED

   In March 1999, Amgen entered into a collaboration with Praecis relating to the commercialization of abarelix-depot. Amgen has been granted the exclusive right to commercialize abarelix-depot for all indications, including prostate cancer and endometriosis in the United States, Canada, Australia, Japan and several secondary markets. Amgen will conduct and pay for certain research, development and commercialization activities. In general, Praecis will receive a transfer price and royalty based on a sharing of the resulting profits on sales of abarelix products in the United States; Praecis will receive a royalty on net sales of abarelix products in Amgen's territories outside of the United States.

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

 Other business relationships

   In December 1994, the Company acquired Synergen, a biotechnology company. With the acquisition of Synergen, Amgen principally added GDNF and Synergen's inflammation program to its product candidate pipeline.

   Synergen Clinical Partners, L.P. ("SCP"), the general partner of which was a subsidiary of Synergen, was formed to fund development and commercialization of KINERET(TM) in certain geographic areas. As a result of the acquisition of Synergen, the general partner of SCP became a subsidiary of Amgen. In connection with the settlement of certain litigation relating to Synergen and SCP, Amgen acquired all of the limited partnership units of SCP and, pursuant to the terms of the settlement, terminated SCP. Amgen may be required to pay future amounts to the former limited partners that were members of the plaintiff class, other members of the plaintiff class and their counsel if the FDA should grant approval to market KINERET(TM) (as more specifically defined in the related settlement agreement) and additional amounts if certain product revenues are realized.

   In 1997, Amgen and Guilford entered into an agreement granting Amgen worldwide rights for Guilford's neuroimmunophilin compounds, a novel class of small molecule neurotrophic agents that may represent a new approach in the treatment of neurodegenerative disorders. Under the terms of the agreement, Amgen will receive worldwide rights to neuroimmunophilin compounds for all human therapeutic and diagnostic applications. Amgen will conduct and pay for all clinical development and manufacturing of products, market products worldwide and pay royalties to Guilford on such sales. In connection with this agreement, Amgen made an equity investment in Guilford.

   Also in 1997, Amgen and SangStat Medical Corporation ("SangStat") entered into a licensing agreement for the registration, marketing and distribution of SangStat's proprietary CYCLOSPORINE product (proper name--Cyclosporine oral solution), an immunosuppressive drug used in transplantation to prevent graft rejection. Under the terms of the agreement, Amgen has exclusive rights to market CYCLOSPORINE in Australia, New Zealand, the People's Republic of China and Taiwan.

   In 1998, Amgen entered into an agreement with The Liposome Company, Inc. ("TLC") to market TLC's product, ABELCET(R) (proper name--Amphotericin B Lipid Complex Injection), in Australia and New Zealand. ABELCET(R) is a proprietary drug developed and manufactured by TLC to treat severe, systemic fungal infections which occur primarily in patients whose immune systems are compromised, such as cancer patients undergoing chemotherapy, bone marrow transplant ("BMT") recipients, solid organ transplant recipients and AIDS patients.

Marketing

   Amgen uses wholesale distributors of pharmaceutical products as the principal means of distributing the Company's products to clinics, hospitals and pharmacies. The Company monitors the financial condition of its larger distributors and seeks to limit its credit exposure by setting appropriate credit limits and requiring collateral from certain customers. Sales to two large wholesalers accounted for more than 10% of total revenues for the years ended December 31, 1999, 1998 and 1997. Sales to one of these wholesalers, Bergen Brunswig Corporation, were $1,078 million, $856.2 million and $580.9 million for the years ended December 31, 1999, 1998 and 1997, respectively. Sales to the other wholesaler, Cardinal Distribution, were $438.2 million, $366.5 million and $333.8 million for the years ended December 31, 1999, 1998 and 1997, respectively.

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

   In the EU, Amgen and Roche share commercialization responsibilities for NEUPOGEN(R) under a co-promotion agreement (see "Joint Ventures and Business Relationships--F. Hoffmann-La Roche Ltd"). NEUPOGEN(R) is principally distributed to wholesalers and/or hospitals in all EU countries depending upon the distribution practice for products in each country. Most patients receiving NEUPOGEN(R) for approved indications are covered by government health care programs. Generally, the use of NEUPOGEN(R) is affected by EU government pressures on physician prescribing practices in response to ongoing government initiatives to reduce health care expenditures, and to a lesser extent, competition.

   In Canada and Australia, NEUPOGEN(R) is marketed by the Company directly to hospitals, pharmacies and medical practitioners. Distribution is handled by third party contractors.

   INFERGEN(R) is marketed by the Company in the United States and Canada. INFERGEN(R) is reimbursed through both private and public sources, with primary reimbursement through private payors.

   STEMGEN(R) is marketed by the Company directly to hospitals, pharmacies and medical practitioners in Canada, Australia and New Zealand. Distribution is handled by third party contractors.

Competition

   Competition among biotechnology, pharmaceutical and other companies that research, develop, manufacture or market pharmaceuticals is intense and is expected to increase. See "Factors That May Affect Amgen--Competition". Some competitors, principally large pharmaceutical companies, have greater clinical, research, regulatory and marketing resources and experience than the Company, particularly in the area of small molecule therapeutics. In addition, certain specialized biotechnology firms have entered into cooperative arrangements with major companies for development and commercialization of products, creating an additional source of competition. The Company faces competition with respect to products which it manufactures and markets from firms in the United States, countries of the EU, Canada, Australia and elsewhere. Additionally, some of the Company's competitors, including biotechnology and pharmaceutical companies, are actively engaged in the research and development of products in areas where the Company is also developing product candidates, as more fully discussed below.

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

   A significant amount of research and development in the biotechnology industry is conducted by small companies, academic institutions, governmental agencies and other public and private research organizations. These entities may seek patent protection and enter into licensing arrangements to collect royalties for use of technology or for the sale of products they have discovered or developed. Amgen also may face competition in its licensing or acquisition activities from pharmaceutical companies and large biotechnology companies that also seek to acquire technologies or product candidates from these entities. Accordingly, the Company may have difficulty acquiring technologies or product candidates on acceptable terms. Additionally, the Company competes with these entities and with pharmaceutical and biotechnology companies to attract and retain qualified scientific and technical personnel.

   Any products or technologies that are directly or indirectly successful in addressing anemia could negatively impact the market for EPOGEN(R) or for NESP. Aventis S.A. ("Aventis") is currently conducting clinical trials on gene-activated erythropoietin for the treatment of anemia (see "Item 3. Legal Proceedings--Transkaryotic Therapies and Aventis S.A. litigation"). In addition, Alkermes, Inc. and Johnson & Johnson are currently conducting clinical trials with a sustained delivery formulation of Epoetin alfa for the treatment of anemia.

   Similarly, any products or technologies that are directly or indirectly successful in addressing the causes or incidence of low levels of neutrophils could negatively impact the market for G-CSF. These include products that could receive approval for indications similar to those for which NEUPOGEN(R) has been approved, development of chemotherapy treatments that are less myelosuppressive than existing treatments and the development of anti-cancer modalities that reduce the need for myelosuppressive chemotherapy. NEUPOGEN(R) currently faces market competition from a competing CSF product, granulocyte macrophage colony stimulating factor ("GM-CSF") and from the chemoprotectant, amifostine. Potential future sources of competition include other G-CSF products, GM-CSF products, FLT-3 ligand, myelopoietin, PGG-glucan, promegapoietin, and progenipoietin, among others.

   Chugai Pharmaceuticals Co., Ltd. ("Chugai") markets a G-CSF product in Japan as an adjunct to chemotherapy and as a treatment for BMT patients. Chugai and Aventis market a G-CSF product in certain EU countries as an adjunct to chemotherapy and as a treatment in BMT settings. The Company believes that Chugai has expanded its presence in Europe. Chugai, through its licensee, AMRAD, markets this G-CSF product in Australia as an adjunct to chemotherapy and as a treatment for BMT patients. Under an agreement with Amgen, Chugai is precluded from selling its G-CSF product in the United States, Canada and Mexico.

   Immunex Corporation ("Immunex") markets two formulations of GM-CSF in the United States for BMT and PBPC transplant patients and as an adjunct to chemotherapy treatments for acute non-lymphocytic leukemia ("ANLL") and AML. Immunex is also pursuing other indications for its GM-CSF product including use in treating HIV-infected patients, other infectious diseases and as an adjunct to chemotherapy outside the limited settings of ANLL and AML. Novartis AG markets another GM-CSF product for use in BMT patients, as an adjunct to chemotherapy and as an adjunct to gancyclovir treatment of HIV-infected patients in the EU and certain other countries. This GM-CSF product is currently being developed for similar indications in the United States and Canada. Nartograstim, a modified G-CSF protein, is sold by Kyowa Hakko Kogyo Co., Ltd. in Japan.

   Other products which address potential markets for G-CSF may be identified and developed by competitors in the future. Such products could also present competition in potential markets for STEMGEN(R) and SD/01.

   INFERGEN(R) competes with other interferons and related products, several of which are in development or on the market. Schering-Plough Corporation and Roche are major suppliers of interferons. (See "Item 3. Legal Proceedings-- INFERGEN(R) litigation"). The Company cannot predict the extent to which it will maintain its market share or further penetrate this market. Interferon Sciences, Inc. could be a potential competitor in this arena.

   Abarelix-depot could face competition from products currently marketed by TAP Pharmaceuticals, Inc., AstraZeneca PLC and Pharmacia & Upjohn, Inc. which treat both prostate cancer and endometriosis. In addition, other products to treat prostate cancer are currently being developed by ALZA Corporation, ASTA Medica AG, Atrix Laboratories, Inc. and Takeda Chemical Industries, Ltd.

   Many companies are developing products that promote wound healing, soft tissue regeneration and chemoprotection. Companies such as Human Genome Sciences, Inc., Genetics Institute, Inc., U.S. Bioscience, Inc./MedImmune, Inc. and ALZA Corporation are currently among many companies that are developing products which could be potential competitors for KGF.

   KINERET(TM) and sTNF-RI could face competition from a number of companies in the inflammation arena, particularly for rheumatoid arthritis treatments. Current anti-arthritic treatments include generic methotrexate and other products marketed by Centocor, Inc./Johnson & Johnson, Immunex/American Home Products Corporation ("AHP"), Merck & Co., Inc. ("Merck"), Monsanto Company, Novartis AG, Sanofi-Synthelabo and G.D. Searle & Co./Pfizer Inc. In addition, a number of companies have cytokine inhibitors in development including Genentech, Inc./Roche, Genetics Institute, Inc., Inhale Therapeutic Systems Inc., Knoll AG (a subsidiary of BASF AG), SmithKline Beecham Corporation and Taisho Pharmaceutical Co., Ltd.

   The OPG program could face competition from products currently marketed by Eli Lilly and Company ("Eli Lilly"), Merck, AHP, Novartis AG, The Procter & Gamble Company and Aventis for the treatment of osteoporosis. In addition, other products to treat osteoporosis are currently being developed by Eli Lilly, Roche, Novartis AG, Pfizer Inc. and SmithKline Beecham Corporation.

   Many companies currently market or are believed to be developing obesity treatments that could compete with the leptin program. Potential future competitors include Millennium Pharmaceuticals, Inc. (in collaboration with Roche), Neurogen Corporation (in collaboration with Pfizer Inc.), Bristol Myers Squibb Company, Novartis AG, Eli Lilly and Merck. Knoll AG and Roche currently market obesity treatments in various countries.

   The calcimimetic program could face competition from products currently marketed by Abbott Laboratories, Genzyme Corporation and Roche which treat secondary HPT. In addition, other products to treat HPT are currently being developed by Abbott Laboratories, Bone Care International, Inc. (a subsidiary of the Lunar Corporation) and Chugai.

   Several companies are developing neurotrophic factors that could compete with BDNF, NT-3 or the neuroimmunophilin program. These companies include Abbott Laboratories, Astra AB, Cephalon Inc., Genentech, Inc., Regeneron, SIBIA Neurosciences, Inc./Merck and Vertex Pharmaceuticals Incorporated.

Research and Development

   The Company's primary sources of new product candidates are internal research and acquisition and licensing from third parties. Amgen's internal research capabilities include an expertise in secreted protein therapeutics. Additionally, the Company has emerging small molecule capabilities that include combinatorial chemistry, biosystems and the use of high throughput screening to potentially develop novel, orally available therapeutic product candidates. Amgen's capabilities in these areas complement its human genome program; however, Amgen has only recently entered the small molecule field (see "-- Competition"). The Company's human genome program may yield genes that both lead to the development of secreted protein therapeutics and provide targets for small molecules. The Company develops and invests in proteins, small molecules, monoclonal antibodies and gene therapy vectors as forms of therapeutic delivery. Research and development expenses for the years ended December 31, 1999, 1998 and 1997 were $822.8 million, $663.3 million and $630.8 million, respectively.

Government Regulation

   Regulation by governmental authorities in the United States and other countries is a significant factor in the production and marketing of the Company's products and its ongoing research and development activities (see "Factors That May Affect Amgen--Regulatory matters").

   In order to clinically test, manufacture and market products for therapeutic use, Amgen must satisfy mandatory procedures and safety standards established by various regulatory bodies. In the United States, the Federal Food, Drug and, Cosmetic Act, as amended, and the regulations promulgated thereunder, and other federal and state statutes and regulations govern, among other things, the testing, manufacture, labeling, storage, record keeping, approval, advertising and promotion of the Company's products on a product-by-product basis. Product development and approval within this regulatory framework take a number of years and involve the expenditure of substantial resources. After preclinical testing, laboratory analysis and testing in animals, an investigational new drug application is filed with the FDA to begin human testing. Typically, a three-phase human clinical testing program is then undertaken. In phase 1, small clinical trials are conducted to determine the safety of the product. In phase 2, clinical trials are conducted to assess safety, acceptable dose and gain preliminary evidence of the efficacy of the product. In phase 3, clinical trials are conducted to provide sufficient data for the statistically valid proof of safety and efficacy. The time and expense required to perform this clinical testing can vary and is substantial. No action can be taken to market any therapeutic product in the United States until an appropriate marketing application has been approved by the FDA. Even after initial FDA approval has been obtained, further clinical trials may be required to provide additional data on safety and effectiveness and are required to gain clearance for the use of a product as a treatment for indications other than those initially approved. In addition, use of products during testing and after initial marketing could reveal side effects that could delay, impede or prevent marketing approval or approval for other indications, limit uses or expose the Company to product liability claims.

   In addition to regulating and auditing human clinical trials, the FDA regulates and inspects equipment and facilities used in the manufacturing of such products prior to providing approval to market a product. If after receiving clearance from the FDA, a material change is made in manufacturing equipment, location or process, additional regulatory review may be required. The Company also must adhere to current Good Manufacturing Practice and product-specific regulations enforced by the FDA through its facilities inspection program. The FDA conducts regular, periodic visits to re-inspect equipment, facilities and processes following the initial approval. If, as a result of these inspections, the FDA determines that the Company's equipment, facilities or processes do not comply with applicable FDA regulations, the FDA may seek civil, criminal, or administrative sanctions and/or remedies against Amgen, including the suspension of the Company's manufacturing operations.

   In the EU countries, Canada and Australia, regulatory requirements and approval processes are similar in principle to those in the United States. Additionally, depending on the type of drug for which approval is sought, there are currently two potential tracks for marketing approval in the EU countries: mutual recognition and the centralized procedure. These review mechanisms may ultimately lead to approval in all EU countries, but each method grants all participating countries some decision making authority in product approval.

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

   Additionally, the U.S. Foreign Corrupt Practices Act, to which the Company is subject, prohibits corporations and individuals from engaging in certain activities to obtain or retain business or to influence a person working in an official capacity. It is illegal to pay, offer to pay, or authorize the payment of anything of value to any foreign government official, government staff member, political party or political candidate in an attempt to obtain or retain business or to otherwise influence a person working in an official capacity. The Company's present and future business has been and will continue to be subject to various other laws and regulations.

Patents and Trademarks

   Patents are very important to the Company in establishing proprietary rights to the products it has developed or licensed. The patent positions of pharmaceutical and biotechnology companies, including the Company, can be uncertain and involve complex legal, scientific and factual questions. See "Factors That May Affect Amgen--Intellectual property and legal matters".

   The Company has filed applications for a number of patents and has been granted patents relating to its erythropoietin, G-CSF, consensus interferon and various potential products. In the United States, the U.S. Patent and Trademark Office (the "USPTO") has issued to the Company patents relating to erythropoietin that generally cover DNA and host cells (issued in 1987); processes for making erythropoietin (issued in 1995 and 1997); certain product claims to erythropoietin (issued in 1996 and 1997); cells that make certain levels of erythropoietin (issued in 1998); and pharmaceutical compositions of erythropoietin (issued in 1999). These patents have varying expiration dates, with the latest erythropoietin related patents expiring in 2015; all other patents expire earlier. The USPTO has also issued to the Company patents relating to aspects of DNAs, vectors, cells and processes relating to recombinant G-CSF (issued in 1989); other aspects of DNAs, vectors, cells and processes relating to recombinant G-CSF (issued in 1991); G-CSF polypeptides (issued in 1996); methods of treatment using G-CSF polypeptides (issued in 1996); methods of enhancing bone marrow transplantation and treating burn wounds (issued in 1997); methods for recombinant production of G-CSF (issued in 1998); and analogs of G-CSF (issued in 1999). The last to issue G-CSF patents expire in 2014; all other patents expire earlier. Additionally, U.S. patents pertaining to pegylated G-CSF (SD/01) expire in 2015. The patent relating to erythropoietin for the EU expires in 2004. The patent relating to G-CSF for the EU expires in 2006.

   There can be no assurance that Amgen's patents or licensed patents will afford legal protection against competitors or provide significant proprietary protection or competitive advantage. In addition, there can be no assurance that Amgen's patents or licensed patents will not be held invalid or unenforceable by a court, or that Amgen's patents or licensed patents will not be infringed or circumvented by others, or that others will not obtain patents that the Company would need to license or circumvent. Competitors or potential competitors may have filed patent applications or received patents, and may obtain additional patents and proprietary rights relating to proteins, small molecules, compounds or processes competitive with those of the Company. Additionally, for certain of the Company's product candidates, competitors or potential competitors may claim that their existing or pending patents prevent the Company from commercializing such product candidates in certain territories.

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

   The Company has obtained U.S. registration of its EPOGEN(R), NEUPOGEN(R), INFERGEN(R) and STEMGEN(R) trademarks. In addition, these trademarks have been registered in other countries.

Manufacturing and Raw Materials

   Amgen has manufacturing facilities which produce commercial quantities of Epoetin alfa, NEUPOGEN(R) (Filgrastim), INFERGEN(R) (Interferon alfacon-1) and STEMGEN(R) (Ancestim) (see "Item 2. Properties"). The Company additionally supplies Epoetin alfa to Johnson & Johnson under a supply agreement and utilizes an outside party to perform the filling process for such vials. There can be no assurance that the Company will be able to accurately anticipate future demand for Epoetin alfa, NEUPOGEN(R), INFERGEN(R) and STEMGEN(R) or maintain adequate manufacturing capacity (see "Factors That May Affect Amgen-- Rapid growth").

   Certain raw materials necessary for the Company's commercial manufacturing of its products are proprietary products of other companies, and in some cases, such proprietary products are specifically cited in the Company's drug application with the FDA such that they must be obtained from that specific, sole source. The Company currently attempts to manage the risk associated with such sole sourced raw materials by active inventory management. Amgen attempts to remain apprised of the financial condition of its suppliers, their ability to supply the Company's needs and the market conditions for these raw materials. Also, certain of the raw materials required in the commercial manufacturing of the Company's products are derived from biological sources. The Company is investigating screening procedures with respect to certain biological sources and alternatives to them. Raw materials may be subject to contamination and/or recall. A material shortage, contamination and/or recall could adversely impact or disrupt Amgen's commercial manufacturing of its products.

Human Resources

   As of December 31, 1999, the Company had approximately 6,400 employees, of which approximately 3,400 were engaged in research and development, approximately 1,200 were engaged in sales and marketing and approximately 1,800 were engaged in other activities. There can be no assurance that the Company will be able to continue attracting and retaining qualified personnel in sufficient numbers to meet its needs. None of the Company's employees are covered by a collective bargaining agreement, and the Company has experienced no work stoppages. The Company considers its employee relations to be good.

Executive Officers of the Registrant

   The executive officers of the Company, their ages as of March 1, 2000 and positions are as follows:

   Mr. Gordon M. Binder, age 64, has served as a director of the Company since October 1988. He joined the Company in 1982 as Vice President-Finance and was named Senior Vice President-Finance in February 1986. Mr. Binder was elected Chief Executive Officer in October 1988 and Chairman of the Board in July 1990. Mr. Binder has announced that he intends to retire as Chief Executive Officer on the day of the annual meeting of stockholders, May 11, 2000, and will retire as Chairman of the Board and a director by December 31, 2000. Mr. Binder will continue to provide certain services to the Company thereafter as a non-executive officer employee of the Company.

   Mr. Kevin W. Sharer, age 51, has served as a director of the Company since November 1992. He also has served as President and Chief Operating Officer since October 1992. Prior to joining the Company, Mr. Sharer served as President of the Business Markets Division of MCI Communications Corporation, a telecommunications company, from April 1989 to October 1992, and served in numerous executive capacities at General Electric Company from February 1984 to March 1989. Mr. Sharer also serves as a director of Unocal Corporation. Mr. Sharer will become the Company's Chief Executive Officer on the day of the annual meeting of stockholders, May 11, 2000.

   Mr. Stan M. Benson, age 48, has served as Senior Vice President, Sales and Marketing, since joining the Company in June 1995. Prior to joining the Company, Mr. Benson held a number of executive management positions at Pfizer Inc., a pharmaceutical company, from 1987 to 1995.

   Dr. Fabrizio Bonanni, age 53, has served as Senior Vice President, Quality and Compliance, since joining the Company in April 1999. Prior to joining the Company, Dr. Bonanni had been the Corporate Vice President for Regulatory/Clinical Affairs for Baxter International ("Baxter") from December 1997 to April 1999, Corporate Vice President, Quality System from November 1994 to December 1997, and has held a variety of quality, regulatory and manufacturing positions with Baxter in Europe and in the U.S. since 1974.

   Mr. Marc M.P. de Garidel, age 41, became Vice President, Controller and Chief Accounting Officer in December 1998, having served as Senior Director, Financial Planning & Analysis, since July 1998. Previously,

Mr. de Garidel was the Vice President, Finance and Administration for Amgen Europe, from April 1995 to July 1998. Prior to joining the Company, he was Finance Director for Eli Lilly and Company, a pharmaceutical company, in Germany from 1992 to April 1995.

   Ms. Kathryn E. Falberg, age 39, became Senior Vice President, Finance and Chief Financial Officer in December 1998, having served as Vice President, Finance, Chief Financial Officer and Chief Accounting Officer since May 1998 and as Vice President, Corporate Controller and Chief Accounting Officer from June 1997 to May 1998. Previously, Ms. Falberg had served as Vice President and Treasurer from December 1996 to June 1997, and as Treasurer since joining the Company in January 1995. Prior to joining the Company, Ms. Falberg had been Vice President, Chief Financial Officer and Treasurer for Applied Magnetics Corporation, a computer components manufacturer, since May 1993 and had been its Treasurer from 1991 to May 1993.

   Dr. Dennis M. Fenton, age 48, became Executive Vice President, Operations, in March 2000, having served as Senior Vice President, Operations, since January 1995, as Senior Vice President, Sales and Marketing, from August 1992 to January 1995, and as Vice President, Process Development, Facilities and Manufacturing Services, from July 1991 to August 1992. Dr. Fenton previously had served as Vice President, Pilot Plant Operations and Clinical Manufacturing, from October 1988 to July 1991, and as Director, Pilot Plant Operations, from 1985 to October 1988.

   Mr. Edward F. Garnett, age 52, became Vice President, Human Resources, in October 1994, having served as Director, Sales and Marketing Operations, since March 1994. Previously, Mr. Garnett had served as Director, Logistics, from April 1990 to March 1994.

   Dr. George Morstyn, age 49, became Senior Vice President, Development and Chief Medical Officer in October 1999, having served as Vice President, Product Development and Chief Medical Officer since June 1998 and as Vice President, Clinical Development and Chief Medical Officer from September 1993 to June 1998. Dr. Morstyn previously served as Vice President, Clinical and Medical Affairs from July 1991 to September 1993.

   Mr. Steven M. Odre, age 50, became Senior Vice President, General Counsel and Secretary in March 2000, having served as Vice President, Intellectual Property, and Associate General Counsel since October 1988, and as Associate General Counsel from March 1988 to October 1988. From May 1986 to March 1988, he served as Director of Intellectual Property.

   Dr. Lawrence M. Souza, age 46, became Senior Vice President, Research, in May 1997, having served as Vice President, Exploratory Research, since October 1988. Previously, Dr. Souza had served as Director, Exploratory Research, from February 1986 to October 1988.

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

  -- the product candidate was not effective in treating a specified condition or illness

  -- the product candidate had harmful side effects on humans

  -- the necessary regulatory bodies (such as the FDA) did not approve our product candidate for an indicated use

  -- the product candidate was not economical for us to manufacture it

  -- other companies or people have or may have proprietary rights to our product candidate (e.g. patent rights) and will not let us sell it on reasonable terms, or at all

  -- the product candidate is not cost effective in light of existing therapeutics


   Several product candidates have failed at various stages in the product development process, including BDNF, Megakaryocyte Growth and Development Factor (MGDF) and GDNF. For example, in 1997, we announced the failure of BDNF (for the treatment of ALS by subcutaneous injection administration route), because the product candidate, as administered, did not produce acceptable clinical results in a specific indication after a phase 3 trial, even though BDNF had progressed successfully through preclinical and earlier clinical trials. Of course, there may be other factors that prevent us from marketing a product. We cannot guarantee we will be able to produce commercially successful products. Further, clinical trial results are frequently susceptible to varying interpretations by scientists, medical personnel, regulatory personnel, statisticians and others which may delay, limit or prevent further clinical development or regulatory approvals of a product candidate. Also, the length of time that it takes for us to complete clinical trials and obtain regulatory approval for product marketing has in the past varied by product and by the indicated use of a product. We expect that this will likely be the case with future product candidates and we cannot predict the length of time to complete necessary clinical trials and obtain regulatory approval. See "--Regulatory matters."

 Regulatory matters

   Our research, preclinical testing, clinical trials, facilities, manufacturing, pricing and sales and marketing are subject to extensive regulation by numerous state and federal governmental authorities in the U.S., such as the FDA and the Health Care Financing Administration ("HCFA"), as well as by foreign countries and the European Union (the "EU"). Currently, we are required in the U.S. and in foreign countries to obtain approval from those countries' regulatory authorities before we can market and sell our products in those countries. The success of our current and future products will depend in part upon obtaining and maintaining regulatory approval to market products in approved indications in the U.S. and foreign markets. In our experience, the regulatory approval process is a lengthy and complex process, both in the U.S. and in foreign countries, including countries in the EU. Even if we obtain regulatory approval, both our manufacturing processes and our marketed products are subject to continued review. Later discovery of previously unknown problems with our products or manufacturing processes may result in restrictions on such products or manufacturing processes, including withdrawal of the products from the market. Our failure to obtain necessary approvals, or the restriction, suspension or revocation of any approvals, or our failure to comply with regulatory requirements could prevent us from manufacturing or selling our products which could have a material adverse effect on us and our results of operations.

 Reimbursement; Third party payors

   In both domestic and foreign markets, sales of our products are dependent, in part, on the availability of reimbursement from third party payors such as state and federal governments (for example, under Medicare and

Medicaid programs in the U.S.) and private insurance plans. In certain foreign markets, the pricing and profitability of our products generally are subject to government controls. In the U.S., there have been, and we expect there will continue to be, a number of state and federal proposals that limit the amount that state or federal governments will pay to reimburse the cost of drugs. In addition, we believe the increasing emphasis on managed care in the U.S. has and will continue to put pressure on the price and usage of our products, which may impact product sales. Further, when a new therapeutic is approved, the reimbursement status and rate of such a product is uncertain. In addition, current reimbursement policies for existing products may change at any time. Changes in reimbursement or our failure to obtain reimbursement for our products may reduce the demand for, or the price of, our products, which could result in lower product sales or revenues which could have a material adverse effect on us and our results of operations. For example, in the U.S. the use of EPOGEN(R) in connection with treatment for end stage renal disease is funded primarily by the U.S. federal government. Therefore, as in the past, EPOGEN(R) sales could be affected by future changes in reimbursement rates or the basis for reimbursement by the federal government. For example, in early 1997, HCFA instituted a reimbursement change for EPOGEN(R) which adversely affected the Company's EPOGEN(R) sales, until the policies were revised. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations--Product sales--EPOGEN(R) (Epoetin alfa)."

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

 Intellectual property and legal matters

   The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and often involve complex legal, scientific and factual questions. To date, there has emerged no consistent policy regarding breadth of claims allowed in such companies' patents. Accordingly, the patents and patent applications relating to our products, product candidates and technologies may be challenged, invalidated or circumvented by third parties and might not protect us against competitors with similar products or technology. For certain of our product candidates, there are third parties who have patents or pending patents that they may claim prevent us from commercializing these product candidates in certain territories. Patent disputes are frequent and can preclude commercialization of products. We are currently, and in the future may be, involved in patent litigation. The results of such litigation could subject us to competition and/or significant liabilities, could require us to enter into third party licenses or could cause us to cease using the technology or product in dispute. In addition, we cannot guarantee that such licenses will be available on terms acceptable to us.

   The Company is currently involved in arbitration proceedings with Ortho Pharmaceutical Corporation (which has assigned its rights under the Product License Agreement to Ortho Biotech, Inc.), a subsidiary of Johnson & Johnson ("Johnson & Johnson"), relating to a license granted by the Company to Johnson & Johnson for sales of Epoetin alfa in the U.S. for all human therapeutic uses except dialysis. See Note 4 to the Consolidated Financial Statements, "Contingencies--Johnson & Johnson arbitrations".

 Competition

   We operate in a highly competitive environment. Our principal competitors are pharmaceutical and biotechnology companies. Some of our competitors, mainly large pharmaceutical corporations, have greater clinical, research, regulatory and marketing resources than we do. In addition, some of our competitors may have technical or competitive advantages over us for the development of technologies and processes and may acquire technology from academic institutions, government agencies and other private and public research organizations. We cannot guarantee that we will be able to produce or acquire rights to products that have commercial potential. Even if we achieve successful product commercialization, we cannot guarantee that one or more of our competitors will not achieve product commercialization earlier than we do, obtain patent protection that dominates or adversely affects our activities, or have significantly greater marketing capabilities.

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

  -- the need to attract and assimilate a large number of new employees

  -- the need to manage complexities associated with a larger and faster growing organization

  -- the need to accurately anticipate demand for the products we manufacture and maintain adequate manufacturing capacity

   Of course, there may be other risks and we cannot guarantee that we will be able to successfully manage these or other risks.

 Stock price volatility

   Our stock price, like that of other biotechnology companies, is highly volatile. Our stock price may be affected by, among other things, clinical trial results and other product-development announcements by us or our competitors, regulatory matters, announcements in the scientific and research community, intellectual property and legal matters, changes in reimbursement policies or medical practices or broader industry and market trends unrelated to our performance. In addition, if our revenues or earnings in any period fail to meet the investment community's expectations, there could be an immediate adverse impact on our stock price.

Item 2. PROPERTIES

   Amgen's principal executive offices and a majority of its administrative, manufacturing and research and development facilities are located in thirty-seven buildings in Thousand Oaks, California. Thirty-three of the buildings are owned and four are leased. Adjacent to these buildings are facilities that are under construction and additional property for future expansion. The Thousand Oaks, California facilities include manufacturing plants licensed by various regulatory bodies that produce commercial quantities of Epoetin alfa, NEUPOGEN(R) (Filgrastim), INFERGEN(R) (Interferon alfacon-1) and STEMGEN(R) (Ancestim). NESP can also be produced in commercial quantities in one of these plants, and the Company plans to obtain licenses from various regulatory bodies for its manufacture in this facility.

   Amgen owns two buildings and leases six buildings in Boulder, Colorado, housing research facilities and a manufacturing plant that can produce commercial quantities of KINERET(TM). In 1999, the Company completed construction of a manufacturing complex in Longmont, Colorado, that produces commercial quantities of Epoetin alfa. The plants in Boulder and Longmont are in the process of obtaining approval by various regulatory bodies. Amgen also plans on using the Longmont facility to produce commercial quantities of NESP. The Company has acquired approximately 159 acres of undeveloped land adjacent to the Longmont site to accommodate future expansion.

   Elsewhere in North America, the Company owns a distribution center in Louisville, Kentucky, and leases a research facility and administrative offices in Canada, an administrative office in Washington, D.C. and five regional sales offices in the U.S. The Company also owns land in Cambridge, Massachusetts, where a research facility is currently being constructed.

   Outside North America, the Company has a manufacturing facility in Juncos, Puerto Rico, and a European packaging and distribution center in Breda, The Netherlands, which have been licensed by various regulatory bodies. The Company leases facilities in thirteen European countries, Australia, Japan, Taiwan and the People's Republic of China for administration, marketing and research and development.

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

Biogen litigation

   On March 10, 1995, Biogen, Inc. ("Biogen") filed suit in the United States District Court for the District of Massachusetts alleging infringement by the Company of certain claims of U.S. Patent No. 4,874,702 (the " '702 Patent"), relating to vectors for expressing cloned genes. Biogen alleges that Amgen has infringed its patent by manufacturing and selling NEUPOGEN(R). On March 28, 1995, Biogen filed an amended complaint further alleging that the Company is also infringing the claims of two additional patents allegedly assigned to Biogen, U.S. Patent No. 5,401,642 (the " '642 Patent") and U.S. Patent No. 5,401,658 (the " '658 Patent"), relating to vectors, methods for making vectors and expressing cloned genes. The amended complaint seeks injunctive relief, unspecified compensatory damages and treble damages. On April 24, 1995, the Company answered Biogen's amended complaint, denying its material allegations and pleading counterclaims for declaratory judgment of non-infringement, patent invalidity and unenforceability. The Court exerted jurisdiction over claims 9 and 17 of the '702 Patent, and dismissed all claims and counterclaims relating to any other claims of the '702 Patent. The Court has issued a final claim construction order that essentially limits the

Biogen patent claims to a single particular type of vector. The judge has ruled that, to be covered by claim 1 of the '702 Patent (the claim that forms the crux of the asserted claims), a plasmid vector must contain the entire DNA sequence as represented in Figure 6 of the '702 Patent, as well as at least one endonuclease recognition site inserted at the converted HaeIII site at 73.1% of bacteriophage lambda or at another site downstream of HaeIII, said endonuclease recognition site being within 300 base pairs of the HincII site at -33, and prior to any sequences of lambda DNA downstream of the HaeIII site. On November 17, 1999, a hearing was held on Amgen's motion for summary judgment on non-infringement under the doctrine of equivalents and the judge orally ruled that Amgen does not literally infringe although there has been no order issued. As of yet there has been no determination as to non-infringement under the doctrine of equivalents. In addition, the following Amgen motions have been filed and are still pending before the court: summary judgment of invalidity of the certain claims of the '702 and '658 Patents based on prior public uses of the claimed subject matter; motion for partial interpretation of the claims at issue; motion to dismiss the lawsuit in its entirety based on Biogen's lack of standing to bring the lawsuit in view of Biogen's lack of ownership of the patents-in-suit; motion to dismiss for lack of subject matter jurisdiction and standing in view of Biogen's lack of necessary ownership right in the patents-in-suit. Both parties have submitted claim briefs with the court. Discovery in the case is substantially completed. A trial date has not been set.

   In a separate matter, on July 30, 1997, Biogen filed a complaint in the United States District Court for the District of Massachusetts in Boston alleging that Amgen infringes claims 9 and 17 of the '702 Patent, and the '642 Patent and the '658 Patent by making and using the claimed subject matter in the United States in the manufacture of INFERGEN(R), the Company's consensus interferon product. On September 17, 1997, Amgen responded to the complaint by filing a motion to dismiss the case in its entirety due to Biogen's lack of standing to bring the lawsuit in view of Biogen's lack of ownership of the patents-in-suit. Amgen also filed a motion for summary judgment of patent invalidity of particular claims of the patents-in-suit due to abandonment of the invention. The Court has ordered the Company to file an answer to Biogen's complaint but has stayed all discovery in this matter until certain discovery in the NEUPOGEN(R) matter described above is completed. The Company has filed a motion to dismiss the complaint on the grounds that the Court lacks jurisdiction over the matter as Biogen lacks the necessary ownership rights to afford it standing. A trial date has not been set.

INFERGEN(R) litigation

   On December 3, 1996, Schering-Plough Corporation ("Schering") filed suit in the U.S. District Court for the District of Delaware (the "Delaware Court") against the Company alleging infringement of U.S. Patent No. 4,530,901 (the
" '901 Patent") by the manufacture and use of INFERGEN(R). The complaint seeks unspecified damages and injunctive relief. Biogen has been added as a plaintiff in the Delaware action. On July 30, 1998, the Delaware Court entered an order construing the meaning of the claims of the 901 Patent. The Delaware Court limited the scope of the claims to include DNAs that encode only "an immature, fused, and/or incomplete form" of Interferon-alpha-1. On February 3, 1999, the Delaware Court entered judgment of noninfringement in favor of Amgen that INFERGEN(R) does not infringe the 901 Patent. Schering and Biogen have appealed and the appeal was argued in December 1999. A decision on the appeal is pending.

Genentech litigation

   On October 16, 1996, Genentech, Inc. ("Genentech") filed suit in the United States District Court for the Northern District of California seeking an unspecified amount of compensatory damages, treble damages and injunctive relief on its U.S. Patent No.'s 4,704,362, 5,221,619 and 4,342,832 (the " '362,
'619 and '832 Patents"), relating to vectors for expressing cloned genes and the methods for such expression. Genentech alleges that Amgen has infringed its patents by manufacturing and selling NEUPOGEN(R). On December 2, 1996, Amgen was served with this lawsuit. On January 21, 1997, the Company answered the complaint and asserted counterclaims relating to invalidity and non-infringement of the patents-in-suit. On February 10, 1997, Genentech served Amgen with a reply to the counterclaim and an additional counterclaim asserting U.S. Patent

No. 5,583,013 (the " '013 Patent"), issued December 10, 1996, seeking relief similar to that sought for the '362, '619 and '832 Patents. On March 31, 1997, Amgen answered this pleading and asserted counterclaims relating to invalidity and non-infringement of the '013 Patent. At a hearing held on May 29, 1998, the parties stipulated to: (i) the dismissal with prejudice of Genentech's first claim for patent infringement against Amgen with respect to the '832 Patent, as alleged in Genentech's complaint filed October 16, 1996 and (ii) dismissal with prejudice of Amgen's first, second, third and fourth claims for relief with respect to the '832 Patents as alleged in Amgen's answer to complaint and counterclaims filed on January 21, 1997. The judge issued a final claim construction ruling interpreting the '362, '619 and '013 Patent claims which, among other things, essentially limited the claim term "control region" to DNA taken from a single operon and not constructed from control elements derived from various operons. It may not be constructed portion-by-portion from multiple operons. In light of the judge's departure from the bench, the case has been re-assigned to a new judge, and is re-commencing after having been stayed. On February 18, 2000, Amgen filed a motion to amend its answer to allege inequitable conduct. Discovery is ongoing.

Transkaryotic Therapies and Aventis S.A. litigation

   On April 15, 1997, Amgen filed suit in the United States District Court in Boston, Massachusetts against Transkaryotic Therapies, Inc. ("TKT") and Hoechst Marion Roussel, Inc. ("HMR"--now Aventis S.A.) alleging infringement of several U.S. patents owned by Amgen that claim an erythropoietin product and processes for making erythropoietin. The suit seeks an injunction preventing the defendants from making, importing, using or selling erythropoietin in the U.S. On July 9, 1997, the court denied TKT's motion to dismiss the lawsuit on the pleadings. On April 15, 1998, the court issued an order granting the defendants' motion for summary judgment of non-infringement on the grounds that defendants' activities to date were protected by the clinical trial exemption. The court also ruled that the action would be administratively closed to be re-opened upon motion of either party for good cause shown. In June 1999, TKT and HMR filed a motion to reopen the case with which Amgen concurred. On October 7, 1999, Amgen filed an amended complaint which added two additional patents to the litigation. Defendants' amended answer asserts that all five of the patents-in-suit are not infringed, are invalid or are unenforceable due to inequitable conduct. Discovery by both sides was completed in 1999. Summary judgment motions have been filed by both parties. TKT and HMR's motion for summary judgment of invalidity of three of the patents was denied on January 18, 2000. Amgen's motion for summary judgment of infringement and validity on three of the patents and defendants' motion for non-infringement are pending decision by the court. Also pending is Amgen's motion for summary judgment of no inequitable conduct. Trial is set for April 2000.

FoxMeyer Health Corporation

   On January 10, 1997, FoxMeyer Health Corporation, now known as Avatex Corporation ("Avatex"), filed suit (the "FoxMeyer Lawsuit") in the District Court of Dallas County, Dallas, Texas, alleging that defendant McKesson Corporation ("McKesson") defrauded Avatex, misused confidential information received from Avatex about subsidiaries of Avatex (FoxMeyer Corporation and FoxMeyer Drug Corporation, collectively the "FoxMeyer Subsidiaries"), and attempted to monopolize the market for pharmaceutical and health care product distribution by attempting to injure or destroy FoxMeyer Subsidiaries. The Company is named as one of twelve "Manufacturer Defendants" alleged in Counts 1, 2 and 3 ("Counts 1-3") to have conspired with McKesson in doing, among other things, the above and (i) inducing Avatex to refrain from seeking other suitable purchasers for the FoxMeyer Subsidiaries and (ii) causing Avatex to believe that McKesson was serious about purchasing Avatex's assets at fair value, when in fact, McKesson was not. The Manufacturer Defendants and McKesson (hereinafter referred to, collectively, as the "Defendants") are also alleged to have intentionally and tortiously interfered with a number of business expectancies and opportunities and to have disparaged Avatex. The complaint seeks from the Defendants compensatory damages of at least $400 million and punitive damages in an unspecified amount, as well as Avatex's costs and attorney's fees. The Defendants had intervened in an action that was brought by the Chapter 7 Trustee of the FoxMeyer Subsidiaries (the "Trustee") in the Federal Bankruptcy Court in Delaware that sought to enjoin the Foxmeyer Lawsuit. On

September 17, 1999, Amgen entered into a settlement agreement with the Trustee settling and releasing all claims asserted by the Trustee against Amgen in the FoxMeyer Lawsuit. Similarly, on December 30, 1999, Amgen entered into a settlement agreement with Avatex settling and releasing all claims asserted by Avatex against Amgen in the FoxMeyer Lawsuit. Amounts paid by Amgen to settle the foregoing lawsuits were not material.

Securities litigation

   On August 7, 1998, two substantially related class action complaints were filed against the Company and certain of its current and former officers in the United States District Court for the Central District of California and in the California Superior Court for the County of Ventura (the "Securities Litigation"). The actions were filed by the same law firm on behalf of different named plaintiffs. The plaintiffs in both actions seek to represent the same class of investors who purchased Amgen common stock between January 23, 1997 and August 11, 1997 (the alleged "Class Period"). Both complaints allege that the market price of the Company's common stock was artificially inflated during the Class Period as a result of alleged misrepresentations made to the investing public. The complaints allege that Amgen and several of its current and former senior executives issued false statements regarding: (i) the demand for and sales growth of two of Amgen's products, EPOGEN(R) and NEUPOGEN(R); (ii) an arbitration proceeding between Amgen and Johnson & Johnson regarding entitlement to millions of dollars in "spillover" sales of EPOGEN(R) and (iii) Amgen's 1996 fourth quarter and 1997 first and second quarter results.

   In October 1998, the Company obtained a stay of the state court action and, in February 1999, filed a motion to dismiss the federal action. In June 1999, before the motion to dismiss was decided, the parties entered into a memorandum of understanding regarding settlement of the Securities Litigation. On February 17, 2000, the parties filed an amended stipulation of settlement in the federal court. On February 18, 2000, the federal court entered an order preliminarily approving the settlement and providing for notice. The order provides for certification of a settlement class and for notice of the contemplated settlement to the members of the settlement class. The settlement provides generally for a settlement of $1 million to be distributed among eligible members of the settlement class who purchased shares of the Company's common stock during the Class Period and later sold such stock at a net loss, and who file proofs of claim as prescribed in the notice. The settlement contemplates that the named plaintiffs and members of the settlement class will release Amgen and the named defendants from certain claims and that the Securities Litigation will be dismissed with prejudice. The settlement is subject to final court approval.

Johnson & Johnson arbitrations

   The Company is engaged in arbitration proceedings with one of its licensees. See Note 4 to the Consolidated Financial Statements, "Contingencies--Johnson & Johnson arbitrations".

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of the Company's security holders during the last quarter of its fiscal year ended December 31, 1999.

                                    PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   The Company's common stock trades on The Nasdaq Stock Market under the symbol AMGN. As of March 1, 2000, there were approximately 14,000 holders of record of the Company's common stock. No cash dividends have been paid on the common stock to date, and the Company currently intends to utilize any earnings for development of the Company's business and for repurchases of its common stock. The Company's Board of Directors approved a two-for-one split of the common stock effected in the form of a 100 percent stock dividend on outstanding stock distributed on November 19, 1999, to stockholders of record on November 5, 1999.

   The following table sets forth, for the fiscal periods indicated, the range of high and low closing sales prices (adjusted for the two-for-one split) of the common stock as quoted on The Nasdaq Stock Market for the years 1999 and 1998:

                                                               High       Low
                                                             --------- ---------
     1999
       4th Quarter.......................................... $64  7/8  $37 27/32
       3rd Quarter..........................................  43 25/32  29  1/2
       2nd Quarter..........................................  40        26  5/32
       1st Quarter..........................................  39 17/32  26  9/64

     1998
       4th Quarter.......................................... $26  7/32 $17 17/64
       3rd Quarter..........................................  19 29/32  15  7/32
       2nd Quarter..........................................  16 11/16  13 61/64
       1st Quarter..........................................  15 13/32  11 25/32

Item 6. SELECTED FINANCIAL DATA
    (in millions, except per share data)

                                          Years ended December 31,
                                ----------------------------------------------
                                  1999      1998      1997     1996     1995
                                --------  --------  -------- -------- --------
Consolidated Statement of
 Operations Data:
Revenues:
  Product sales(1)............. $3,042.8  $2,514.4  $2,219.8 $2,088.2 $1,818.6
  Other revenues...............    297.3     203.8     181.2    151.6    121.3
    Total revenues(1)..........  3,340.1   2,718.2   2,401.0  2,239.8  1,939.9
Research and development
 expenses......................    822.8     663.3     630.8    528.3    451.7
Selling, general and
 administrative expenses.......    654.3     515.4     483.8    470.6    418.4
Legal (award) assessment(2)....    (49.0)    (23.0)    157.0      --       --
Net income(1)..................  1,096.4     863.2     644.3    679.8    537.7
Diluted earnings per
 share(1)(2)...................     1.02      0.82      0.59     0.61     0.48
Cash dividends declared per
 share.........................      --        --        --       --       --

                                              At December 31,
                                ----------------------------------------------
                                  1999      1998      1997     1996     1995
                                --------  --------  -------- -------- --------
Consolidated Balance Sheet
 Data:
Total assets................... $4,077.6  $3,672.2  $3,110.2 $2,765.6 $2,432.8
Long-term debt.................    223.0     223.0     229.0     59.0    177.2
Stockholders' equity...........  3,023.5   2,562.2   2,139.3  1,906.3  1,671.8

--------
(1) Due to Year 2000 contingency planning in the fourth quarter of 1999, the Company offered extended payment terms on limited shipments of EPOGEN(R) and NEUPOGEN(R) to certain wholesalers. These Year 2000 related sales totaled $45 million, or $0.02 per share. The Company expects sales to be reduced by approximately the same amount during the first quarter of 2000. If these Year 2000 related sales and the reduction in the potential spillover liabilities in 1999 (see Note 2 below) had not occurred, diluted earnings per share in 1999 would have been $0.05 less than the reported amount.

(2) Includes spillover liability reductions of $49 million, or $0.03 per share, and $23 million, or $0.01 per share, related to reduced uncertainty for potential spillover liabilities to Johnson & Johnson in 1999 and 1998, respectively, and a legal assessment of $157 million, or $0.09 per share, related to the arbitration proceedings with Johnson & Johnson in 1997 (see
    Note 4 to the Consolidated Financial Statements).

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

   The Company had cash, cash equivalents and marketable securities of $1,333 million at December 31, 1999, compared with $1,276 million at December 31, 1998. Cash provided by operating activities has been and is expected to continue to be the Company's primary source of funds. In 1999, operations provided $1,075.3 million of cash compared with $1,041.5 million in 1998.

   Capital expenditures totaled $304.2 million in 1999 compared with $407.8 million in 1998. The Company anticipates spending approximately $450 million to $550 million in 2000 on capital projects and equipment to expand the Company's global operations.

   The Company receives cash from the exercise of employee stock options. In 1999, employee stock option exercises and their related tax benefits provided $400.4 million of cash compared with $453.7 million in 1998. Proceeds from the exercise of employee stock options and their related tax benefits have varied and are expected to continue to vary from period to period based upon, among other factors, fluctuations in the market value of the Company's stock relative to the exercise price of such options.

   The Company has a stock repurchase program primarily to reduce the dilutive effect of its employee stock option and stock purchase plans. In 1999, the Company repurchased 27.1 million shares of its common stock at a total cost of $1,024.7 million, and in 1998, the Company repurchased 57.4 million shares of common stock at a cost of $912.1 million. In October 1999, the Board of Directors authorized the Company to repurchase up to an additional $2 billion of common stock through December 31, 2000, replacing the remaining amount authorized in October 1998. At December 31, 1999, $1,648.3 million was available for stock repurchases. The Company expects to repurchase fewer shares in 2000 than in 1999 if stock prices are similar to the closing price on December 31, 1999.

   To provide for financial flexibility and increased liquidity, the Company has established several sources of debt financing. As of December 31, 1999, the Company had $223 million of unsecured debt securities outstanding. These unsecured debt securities consisted of: 1) $100 million of debt securities that bear interest at a fixed rate of 6.5% and mature in 2007 that were issued in December 1997 under a $500 million debt shelf registration (the "Shelf"), 2) $100 million of debt securities that bear interest at a fixed rate of 8.1% and mature in 2097 and 3) $23 million of debt securities that bear interest at a fixed rate of 6.2% and mature in 2003. Under the Shelf, all of the remaining $400 million of debt securities available for issuance may be offered under the Company's medium-term note program.

   The Company's sources of debt financing also include a commercial paper program which provides for short-term borrowings up to an aggregate face amount of $200 million. As of December 31, 1999, commercial paper with a face amount of $100 million was outstanding. These borrowings had maturities of less than two months and had effective interest rates averaging 6%. In addition, the Company has an unsecured $150 million credit facility that expires on May 28, 2003. This credit facility supports the Company's commercial paper program. As of December 31, 1999, no amounts were outstanding under this line of credit.

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

Results of Operations

 Product sales

   Product sales were $3,042.8 million in 1999, an increase of $528.4 million or 21% over the prior year. In 1998, product sales were $2,514.4 million, an increase of $294.6 million or 13% over the prior year. Quarterly product sales volume is influenced by a number of factors including underlying demand and wholesaler inventory management practices. Due to Year 2000 contingency planning in the fourth quarter of 1999, the Company offered extended payment terms on limited shipments of EPOGEN(R) and NEUPOGEN(R) to certain wholesalers. This Year 2000 wholesaler stocking totaled approximately $16 million for EPOGEN(R) and $29 million for NEUPOGEN(R). The Company expects sales of EPOGEN(R) and NEUPOGEN(R) to be reduced by approximately the same amounts during the first quarter of 2000 (see "--Financial Outlook"). The Company believes that any additional wholesaler or end user stockpiling of the Company's products beyond the shipments with extended payment terms was not material.

   EPOGEN(R) (Epoetin alfa)

   EPOGEN(R) sales were $1,759.1 million in 1999, an increase of $377.1 million or 27% over the prior year. In 1998, EPOGEN(R) sales were $1,382 million, an increase of $221.3 million or 19% over the prior year. These increases were primarily due to the administration of higher doses and the continuing growth in the U.S. dialysis patient population. The administration of higher doses of EPOGEN(R) was principally due to dialysis providers managing more patients into the hematocrit range of 33 to 36 percent as recommended by the Dialysis Outcomes Quality Initiative ("DOQI") and by changes in reimbursement announced in March and June 1998 by the Health Care Financing Administration ("HCFA"), discussed below, as well as the use of hemoglobin instead of hematocrit to measure red blood cell volume.

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

   In March 1998, HCFA issued a program memorandum with two revisions to the HCFA Policy Changes. The first revision provided that, for a month in which the three month "rolling average" hematocrit exceeds 36.5 percent, HCFA would pay the lower of 100 percent of the actual dosage billed for that month, or 80 percent of the prior month's allowable EPOGEN(R) dosage. The second revision re-established authorization to make payment for EPOGEN(R) when a patient's hematocrit exceeded 36 percent when accompanied by documentation establishing medical necessity.

   Following its announcement in June 1998, HCFA issued a program memorandum in July 1998 (the "July Program Memorandum"), with new reimbursement guidelines, which replaced the previous program memoranda cited above. (As noted in the July Program Memorandum, it may be discarded after one year.) The July Program Memorandum stated that pre-payment review of claims would be eliminated and fiscal intermediaries should conduct post-payment reviews of those dialysis providers with an atypical number of patients with hematocrit levels above a 90-day "rolling average" of 37.5 percent. Additionally, HCFA stated that it would encourage dialysis providers to maintain a hematocrit level within the range of 33 to 36 percent as recommended by DOQI. HCFA also stated in its July Program Memorandum that it planned to develop a national policy for medical justification for patients whose hematocrits should be maintained over 36 percent. In the interim, physicians were to document and provide medical justification for patients whose hematocrits need to be maintained over 36 percent.

   NEUPOGEN(R) (Filgrastim)

   Worldwide NEUPOGEN(R) sales were $1,256.6 million in 1999, an increase of $140 million or 13% over the prior year. This increase was primarily due to the growth in demand worldwide within the cancer chemotherapy markets, the effect of higher prices in the U.S. and the impact of additional sales related to Year 2000 contingency planning noted previously. In 1998, worldwide NEUPOGEN(R) sales were $1,116.6 million, an increase of $60.9 million or 6% over the prior year. This increase was primarily due to growth in demand within the U.S. cancer chemotherapy market and the effect of higher prices in the U.S.

   Other product sales

   Other product sales primarily consist of INFERGEN(R) (Interferon alfacon-1). INFERGEN(R) sales were $26.2 million in 1999, an increase of $10.4 million or 66% over the prior year. In 1998, the first full year INFERGEN(R) was on the market, sales were $15.8 million, an increase of $12.4 million or 365% over the prior year. INFERGEN(R) was launched in October 1997 for the treatment of chronic hepatitis C virus infection. There are other treatments, including combination therapy, for this infection against which INFERGEN(R) competes. The Company cannot predict the extent to which it will maintain its share or further penetrate this market.

 Cost of sales

   Cost of sales as a percentage of product sales was 13.2%, 13.7% and 13.6% for 1999, 1998 and 1997, respectively.

 Research and development

   In 1999, research and development expenses increased $159.5 million or 24% over the prior year. This increase was primarily due to product licensing and development costs related to the collaboration with PRAECIS PHARMACEUTICALS INCORPORATED and higher staff-related costs necessary to support ongoing product development activities. In 1998, research and development expenses increased $32.5 million or 5% over the prior year. This increase was primarily due to higher clinical, preclinical and occupancy costs partially offset by lower staff-related and product licensing costs.

 Selling, general and administrative

   In 1999, selling, general and administrative ("SG&A") expenses increased $138.9 million or 27% over the prior year primarily due to higher staff-related costs, outside marketing expenses and consulting fees as the Company prepared for anticipated new product launches. In 1998, SG&A expenses increased $31.6 million or 7% over the prior year primarily due to higher staff-related costs, outside marketing expenses and occupancy costs. These increases were partially offset by lower European marketing costs and lower expenses related to the Johnson & Johnson spillover arbitration.

 Legal award/assessment

   Included in 1999 and 1998 were credits of $49 million and $23 million, respectively, which reflected reduced uncertainty for the Company's potential spillover liabilities to Johnson & Johnson. During 1997, the Company recorded a charge of $157 million relating to a spillover arbitration award to Johnson & Johnson. See Note 4 to the Consolidated Financial Statements, "Contingencies-- Johnson & Johnson arbitrations".

 Interest and other income

   In 1999, interest and other income increased $42.6 million or 93% over the prior year. In 1998, interest and other income decreased $26.9 million or 37% over the prior year. This decrease was primarily due to the write-downs of certain non-current assets, primarily cost method equity investments, partially offset by a gain realized on the sale of stock in an unaffiliated company. The increase in 1999 was principally due to the absence of such write-downs.

 Income taxes

   The Company's effective tax rate was 30%, 29.5% and 25.2% for 1999, 1998 and 1997, respectively. The tax rate in all three years reflected the tax benefits from the sale of products manufactured in the Company's Puerto Rico manufacturing facility. The 1999 and 1998 tax rates were higher as a result of higher pretax income combined with a provision in the federal tax law which took effect in 1998 that caps tax benefits associated with the Company's Puerto Rico operations at the 1995 income level. In addition, the 1997 tax rate was lower due to reduced pretax income resulting from the legal assessment recorded in the third quarter of 1997 (see "--Legal award/assessment") without a corresponding reduction in tax benefits related to the Company's Puerto Rico operations.

 Foreign currency transactions

   The Company has a program to manage certain portions of its exposure to fluctuations in foreign currency exchange rates arising from international operations. The Company generally hedges certain of its assets and liabilities with foreign currency forward contracts, which typically mature within one to three months. The Company uses foreign currency option contracts and forward contracts which generally expire within 12 months to hedge certain anticipated future sales and expenses. At December 31, 1999, outstanding foreign currency option and forward contracts totaled $37.4 million and $119.7 million, respectively.

 Year 2000

   The Year 2000 problem (the "Year 2000 Problem" or "Year 2000") was to have resulted from computer programs and devices that did not differentiate between the year 1900 and the year 2000 because they were written using two digits rather than four to define the applicable year; accordingly, computer systems that have time-sensitive calculations potentially would not properly recognize the year 2000. This could have resulted in system failures or miscalculations causing disruptions of the Company's operations, including, without limitation, manufacturing, distribution, clinical development, research and other business activities. The Year 2000 Problem potentially affected the Company across its worldwide locations and within substantially all of its business activities.

   The Company believes that as a result of its Year 2000 remediation and planning programs, the Year 2000 Problem has not, as of February 22, 2000, had a material adverse effect on the operations or financial results of the Company. As of December 31, 1999, the Company estimates that it had incurred approximately $43 million in its Year 2000 efforts, including without limitation, internal staff costs, outside consulting fees and computer systems upgrades; approximately one-third of this amount has been capital expenditures. The Company does not expect that any future expenditures to address the Year 2000 Problem will be material. The statements set forth herein concerning the Year 2000 Problem which are not historical facts are forward-looking statements and there can be no guarantee that any estimates or other forward-looking statements will be achieved and actual results could differ significantly from those contemplated.

Financial Outlook

   If the sales to wholesalers related to Year 2000 contingency planning (see "Results of Operations--Product sales") had not occurred, the Company would expect the EPOGEN(R) sales growth rate in 2000 to be in the mid-teens. The Company believes that increases in the U.S. dialysis patient population and average doses will continue to grow EPOGEN(R) sales in the near term. As the average hematocrit has risen, the rate of dose growth has slowed and the Company expects this trend to continue in the future. Patients receiving treatment for end stage renal disease are covered primarily under medical programs provided by the federal government. Therefore, EPOGEN(R) sales may also be affected by future changes in reimbursement rates or a change in the basis for reimbursement by the federal government.

   In their fiscal year 2001 budget, the Clinton administration has proposed a Medicare cost savings plan which includes a provision for cutting Medicare reimbursement of EPOGEN(R) by 10%. This proposal will be addressed during the federal government's fiscal year 2001 budget process. The Company believes the proposal, if enacted, would primarily affect dialysis providers that use EPOGEN(R) and it is difficult to predict its impact on Amgen.

   If the sales to wholesalers related to Year 2000 contingency planning (see "Results of Operations--Product sales") had not occurred, the Company would expect the NEUPOGEN(R) sales growth rate in 2000 to be in the high single digits. Future NEUPOGEN(R) sales growth is dependent primarily upon further penetration of existing markets, the effects of competitive products and the timing and nature of additional indications for which the product may be approved. NEUPOGEN(R) usage is expected to continue to be affected by cost containment pressures from governments and private insurers on health care providers worldwide. In addition, reported NEUPOGEN(R) sales will continue to be affected by changes in foreign currency exchange rates. In both domestic and foreign markets, sales of NEUPOGEN(R) are dependent, in part, on the availability of reimbursement from third party payors such as governments (for example, Medicare and Medicaid programs in the U.S.) and private insurance plans. Therefore, NEUPOGEN(R) sales may also be affected by future changes in reimbursement rates or changes in the bases for reimbursement.

   In their fiscal year 2001 budget, the Clinton administration has proposed a reduction in the basis upon which Medicare reimburses for outpatient prescription drugs from the current 95% of average wholesale price ("AWP") to a proposed 83% of AWP. This proposal would impact reimbursement of NEUPOGEN(R). The Company believes that this new recommendation, if enacted, would primarily affect customers that use NEUPOGEN(R) and it is difficult to predict its impact on Amgen.

   INFERGEN(R) (Interferon alfacon-1) was launched in October 1997 for the treatment of chronic hepatitis C virus infection. There are other treatments, including combination therapy, for this infection against which INFERGEN(R) competes. The Company cannot predict the extent to which it will maintain its share or further penetrate this market.

   In 2000, SG&A expenses are expected to significantly increase as the Company continues to prepare for anticipated new product launches.

   If the sales to wholesalers related to Year 2000 contingency planning (see "Results of Operations--Product sales") and the benefit from reduced uncertainty related to potential spillover liabilities to Johnson & Johnson (see "Results of Operations--Legal award/assessment") had not occurred, in 2000, the Company would expect the growth rates of total product sales and earnings per share to be in the low double digits.

   Taking into account the Year 2000 wholesaler stocking that actually occurred in 1999 (see "Results of Operations--Product sales"), the Company expects that in 2000, EPOGEN(R) sales growth will be in the low-teens, that NEUPOGEN(R) sales growth will be a mid single-digit rate, that total product sales growth will be in the high single digits and that earnings per share will be in a range of $1.05 to $1.07. Estimates of future product sales, operating expenses and earnings per share are necessarily speculative in nature and are difficult to predict with accuracy.

   Except for the historical information contained herein, the matters discussed herein are by their nature forward-looking. Investors are cautioned that forward-looking statements or projections made by the Company, including those made in this document, are subject to risks and uncertainties that may cause actual results to differ materially from those projected. Reference is made in particular to forward-looking statements regarding product sales, earnings per share and expenses. Amgen operates in a rapidly changing environment that involves a number of risks, some of which are beyond the Company's control. Future operating results and the Company's stock price may be affected by a number of factors, including, without limitation: (i) the results of preclinical and clinical trials; (ii) regulatory approvals of product candidates, new indications and manufacturing facilities; (iii) reimbursement for Amgen's products by governments and private payors;
(iv) health care guidelines and policies relating to Amgen's products; (v) intellectual property matters (patents) and the results of litigation; (vi) competition; (vii) fluctuations in operating results and (viii) rapid growth of the Company. These factors and others are discussed herein and in the sections appearing under the heading "Item 1. Business--Factors That May Affect Amgen", which sections are incorporated herein by reference.

Legal Matters

   The Company is engaged in arbitration proceedings with one of its licensees. For a discussion of these matters, see Note 4 to the Consolidated Financial Statements.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Interest income earned on the Company's investment portfolio is affected by changes in the general level of U.S. interest rates. The Company's short-term borrowings effectively bear interest at variable rates and therefore, changes in U.S. interest rates affect interest expense incurred thereon. The Company has reduced this exposure to interest rate changes by entering into an interest rate swap agreement that effectively changes interest expense incurred on a portion of its short-term borrowings to a fixed rate. Changes in interest rates do not affect interest expense incurred on the Company's long-term borrowings because they all bear interest at fixed rates. The following tables provide information about the Company's financial instruments that are sensitive to changes in interest rates. For the Company's investment portfolio and debt obligations, the tables present principal cash flows and related weighted-average interest rates by expected maturity dates. Additionally, the Company has assumed its available-for-sale debt securities, comprised primarily of corporate debt instruments and treasury securities, are similar enough to aggregate those securities for presentation purposes. For the interest rate swap, the tables present the notional amount and weighted-average interest rates by contractual maturity date. The notional amount is used to calculate the contractual cash flows to be exchanged under the contract.

                           Interest Rate Sensitivity
              Principal Amount by Expected Maturity as of 12/31/98
                             Average Interest Rate
                             (Dollars in millions)

                                                                                   Fair Value
                          1999    2000    2001   2002   2003   Thereafter  Total    12/31/98
                         ------  ------  ------  -----  -----  ---------- -------- ----------
Available-for-sale debt
 securities............. $341.5  $524.3  $244.2  $65.1  $71.9       --    $1,247.0  $1,266.2
Interest rate...........    6.1%    5.7%    5.9%   6.6%   6.7%      --

Commercial paper........ $100.0     --      --     --     --        --    $  100.0  $  100.0
Interest rate...........    5.4%    --      --     --     --        --

Long-term debt
 (including current
 portion)............... $  6.0     --      --     --   $23.0    $200.0   $  229.0  $  255.0
Interest rate...........    5.5%    --      --     --     6.2%      7.3%

Interest rate swap
 related to commercial
 paper issuances:
Pay fixed/receive
 variable...............    --   $ 50.0     --     --     --        --    $   50.0  $   (0.2)
Avg. pay rate...........    --      5.3%    --     --     --        --
Avg. receive rate.......    --      5.0%    --     --     --        --

                           Interest Rate Sensitivity
              Principal Amount by Expected Maturity as of 12/31/99
                             Average Interest Rate
                             (Dollars in millions)

                                                                                  Fair Value
                          2000    2001    2002   2003   2004  Thereafter  Total    12/31/99
                         ------  ------  ------  -----  ----  ---------- -------- ----------
Available-for-sale debt
 securities............. $376.8  $721.8  $177.7  $17.0  $5.0       --    $1,298.3  $1,293.6
Interest rate...........    5.6%    6.4%    6.5%   6.0%  5.6%      --

Commercial paper........ $100.0     --      --     --    --        --    $  100.0  $  100.0
Interest rate...........    6.4%    --      --     --    --        --

Long-term debt..........    --      --      --   $23.0   --     $200.0   $  223.0  $  216.6
Interest rate...........    --      --      --     6.2%  --        7.3%

Interest rate swap
 related to commercial
 paper issuances:
Pay fixed/receive
 variable............... $ 50.0     --      --     --    --        --    $   50.0  $    0.3
Avg. pay rate...........    5.3%    --      --     --    --        --
Avg. receive rate.......    6.0%    --      --     --    --        --

   The Company is exposed to equity price risks on the marketable portion of equity securities included in its portfolio of investments entered into for the promotion of business and strategic objectives. These investments are generally in small capitalization stocks in the biotechnology industry sector. The Company typically does not attempt to reduce or eliminate its market exposure on these securities. A 35% adverse change in equity prices would result in a decrease of approximately $32 million and $21 million in the fair value of the Company's available-for-sale equity securities at December 31, 1999 and 1998, respectively.

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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

   None.

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   Information concerning the directors of the Company is incorporated by reference to the section entitled "Election of Directors" in the Company's definitive Proxy Statement with respect to the Company's 2000 Annual Meeting to be filed with the Securities and Exchange Commission within 120 days of December 31, 1999 (the "Proxy Statement"). For information concerning the executive officers of the Company, see "Item 1. Business--Executive Officers of the Registrant".

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

                                    PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (a)1. Index to Financial Statements

   The following Financial Statements are included herein:

                                                                       Page
                                                                      Number
                                                                    ----------
Report of Ernst & Young LLP, Independent Auditors..................        F-1
Consolidated Statements of Operations for each of the three years
 in the period ended December 31, 1999.............................        F-2
Consolidated Balance Sheets at December 31, 1999 and 1998..........        F-3
Consolidated Statements of Stockholders' Equity for each of the
 three years in the period ended December 31, 1999.................        F-4
Consolidated Statements of Cash Flows for each of the three years
 in the period ended December 31, 1999.............................        F-5
Notes to Consolidated Financial Statements......................... F-6 - F-20

   (a)2. Index to Financial Statement Schedules

   The following Schedule is filed as part of this Form 10-K Annual Report:

                                                                          Page
                                                                         Number
                                                                         ------
II Valuation Accounts...................................................  F-21

   All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated statements or notes thereto.

   (a)3. Exhibits

 Exhibit
   No.                                 Description
 -------                               -----------
  3.1    Restated Certificate of Incorporation as amended.(17)
  3.2    Amended and Restated Bylaws.(25)
  3.3    Certificate of Amendment of Restated Certificate of Incorporation.(25)
  3.4    Certificate of Amendment of Certificate of Designations of Series A
          Junior Participating Preferred Stock.(25)
  4.1    Indenture dated January 1, 1992 between the Company and Citibank N.A., as trustee.(8)
  4.2    First Supplement to Indenture, dated February 26, 1997 between the
          Company and Citibank N.A., as trustee.(14)
  4.3    Officer's Certificate pursuant to Sections 2.1 and 2.3 of the
          Indenture, as supplemented, establishing a series of securities "8-
          1/8% Debentures due April 1, 2097."(16)
  4.4    8-1/8% Debentures due April 1, 2097.(16)
  4.5    Form of stock certificate for the common stock, par value $.0001 of the Company.(17)
  4.6    Officer's Certificate pursuant to Sections 2.1 and 2.3 of the
          Indenture, dated as of January 1, 1992, as supplemented by the First supplemental Indenture, dated as of February 26, 1997, each between the Company and Citibank, N.A., as Trustee, establishing a series of securities entitled "6.50% Notes Due December 1, 2007".(19)
  4.7    6.50% Notes Due December 1, 2007 described in Exhibit 4.6.(19)

 Exhibit
   No.                                 Description
 -------                               -----------
  4.8    Corporate Commercial Paper--Master Note between and among Amgen Inc., as Issuer, Cede & Co., as nominee of The Depository Trust Company and
          Citibank, N.A. as Paying Agent.(22)
 10.1+   Company's Amended and Restated 1991 Equity Incentive Plan.(25)
 10.2+   Sixth Amendment to the Company's Amended and Restated Retirement and
          Savings Plan as amended and restated April 1, 1996.(24)
 10.3    Shareholder's Agreement of Kirin-Amgen, Inc., dated May 11, 1984, between the Company and Kirin Brewery Company, Limited (with certain confidential information deleted therefrom).(1)
 10.4    Amendment Nos. 1, 2, and 3, dated March 19, 1985, July 29, 1985 and
          December 19, 1985, respectively, to the Shareholder's Agreement of
          Kirin-Amgen, Inc., dated May 11, 1984 (with certain confidential information deleted therefrom).(3)
 10.5    Product License Agreement, dated September 30, 1985, and Technology
          License Agreement, dated, September 30, 1985 between the Company and
          Ortho Pharmaceutical Corporation (with certain confidential information deleted therefrom).(2)
 10.6    Product License Agreement, dated September 30, 1985, and Technology
          License Agreement, dated September 30, 1985 between Kirin-Amgen, Inc.
          and Ortho Pharmaceutical Corporation (with certain confidential information deleted therefrom).(3)
 10.7+   Company's Amended and Restated Employee Stock Purchase Plan.(12)
 10.8    Research, Development Technology Disclosure and License Agreement PPO,
          dated January 20, 1986, by and between the Company and Kirin Brewery
          Co., Ltd.(4)
 10.9    Amendment Nos. 4 and 5, dated October 16, 1986 (effective July 1,
          1986) and December 6, 1986 (effective July 1, 1986), respectively, to the Shareholders Agreement of Kirin-Amgen, Inc. dated May 11, 1984
          (with certain confidential information deleted therefrom).(5)
 10.10   Assignment and License Agreement, dated October 16, 1986, between the
          Company and Kirin-Amgen, Inc. (with certain confidential information deleted therefrom).(5)
 10.11   G-CSF European License Agreement, dated December 30, 1986, between
          Kirin-Amgen, Inc. and the Company (with certain confidential information deleted therefrom).(5)
 10.12   Research and Development Technology Disclosure and License Agreement:
          GM-CSF, dated March 31, 1987, between Kirin Brewery Company, Limited and the Company (with certain confidential information deleted therefrom).(5)
 10.13+  Company's Amended and Restated 1988 Stock Option Plan.(12)
 10.14+  Company's Amended and Restated Retirement and Savings Plan.(12)
 10.15   Amendment, dated June 30, 1988, to Research, Development, Technology
          Disclosure and License Agreement: GM-CSF dated March 31, 1987, between Kirin Brewery Company, Limited and the Company.(6)
 10.16   Agreement on G-CSF in Certain European Countries, dated January 1,
          1989, between Amgen Inc. and F. Hoffmann-La Roche & Co. Limited
          Company (with certain confidential information deleted therefrom).(7)
 10.17   Partnership Purchase Agreement, dated March 12, 1993, between the
          Company, Amgen Clinical Partners, L.P., Amgen Development
          Corporation, the Class A limited partners and the Class B limited partner.(9)
 10.18*+ Amgen Inc. Supplemental Retirement Plan (As Amended and Restated
          Effective November 1, 1999).
 10.19   Promissory Note of Mr. Kevin W. Sharer, dated June 4, 1993.(10)
 10.20+  Amended and Restated Amgen Performance Based Management Incentive
          Plan.(25)

 Exhibit
   No.                                 Description
 -------                               -----------
 10.21   Credit Agreement, dated as of May 28, 1998, among Amgen Inc., the
          Borrowing Subsidiaries named therein, the Banks named therein,
          Citibank, N.A., as Issuing Bank, and Citicorp USA, Inc., as
          Administrative Agent.(23)
 10.22   Promissory Note of Mr. George A. Vandeman, dated December 15,
          1995.(11)
 10.23   Promissory Note of Mr. George A. Vandeman, dated December 15,
          1995.(11)
 10.24*+ Agreement between Amgen Inc. and Dr. N. Kirby Alton, dated October 11,
          1999.
 10.25+  Amendment No. 1 to the Company's Amended and Restated Retirement and
          Savings Plan.(12)
 10.26+  Seventh Amendment to the Amgen Retirement and Savings Plan as Amended
          and Restated effective April 1, 1996.(25)
 10.27+  Amendment Number 2 to the Company's Amended and Restated Retirement
          and Savings Plan dated April 1, 1996.(15)
 10.28+  Amgen Inc. Change of Control Severance Plan effective as of October
          20, 1998.(24)
 10.29   Preferred Share Rights Agreement, dated February 18, 1997, between
          Amgen Inc. and American Stock Transfer and Trust Company, Rights
          Agent.(13)
 10.30+  First Amendment, effective January 1, 1998, to the Company's Amended and Restated Employee Stock Purchase Plan.(18)
 10.31+  Third Amendment, effective January 1, 1997, to the Company's Amended and Restated Retirement and Savings Plan dated April 1, 1996.(18)
 10.32*+ Agreement between Amgen Inc. and Dr. Fabrizio Bonanni, dated March 3,
          1999.
 10.33   Promissory Note of Ms. Kathryn E. Falberg, dated April 7, 1995.(20)
 10.34   Promissory Note of Mr. Edward F. Garnett, dated July 18, 1997.(20)
 10.35+  Fourth Amendment to the Company's Amended and Restated Retirement and
          Savings Plan as amended and restated effective April 1, 1996.(20)
 10.36+  Fifth Amendment to the Company's Amended and Restated Retirement and
          Savings Plan as amended and restated effective April 1, 1996.(20)
 10.37+  Company's Amended and Restated 1987 Directors' Stock Option Plan.(15)
 10.38   Amended and Restated Agreement on G-CSF in the EU between Amgen Inc.
          and F. Hoffmann-La Roche Ltd (with certain confidential information deleted therefrom).(22)
 10.39   Collaboration and License Agreement, dated December 15, 1997, between the Company, GPI NIL Holdings, Inc. and Guilford Pharmaceuticals Inc.
          (with certain confidential information deleted therefrom).(21)
 10.40*+ Promissory Note of Dr. Fabrizio Bonanni, dated August 7, 1999.
 10.41*  Promissory Note of Dr. Fabrizio Bonanni, dated October 29, 1999.
 21*     Subsidiaries of the Company.
 23      Consent of Ernst & Young LLP, Independent Auditors. The consent set forth as page 43 is incorporated herein by reference.
 24      Power of Attorney. The Power of Attorney set forth on page 42 is incorporated herein by reference.
 27*     Financial Data Schedule for the Year Ended December 31, 1999.

--------
  * Filed herewith.
  + Management contract or compensatory plan or arrangement.
 (1) Filed as an exhibit to the Annual Report on Form 10-K for the year ended March 31, 1984 on June 26, 1984 and incorporated herein by reference.
 (2) Filed as an exhibit to Quarterly Report on Form 10-Q for the quarter ended September 30, 1985 on November 14, 1985 and incorporated herein by reference.

 (3) Filed as an exhibit to Quarterly Report on Form 10-Q for the quarter ended December 31, 1985 on February 3, 1986 and incorporated herein by reference.
 (4) Filed as an exhibit to Amendment No. 1 to Form S-1 Registration Statement (Registration No. 33-3069) on March 11, 1986 and incorporated herein by reference.
 (5) Filed as an exhibit to the Form 10-K Annual Report for the year ended March 31, 1987 on May 18, 1987 and incorporated herein by reference.
 (6) Filed as an exhibit to Form 8 amending the Quarterly Report on Form 10-Q for the quarter ended June 30, 1988 on August 25, 1988 and incorporated herein by reference.
 (7) Filed as an exhibit to the Form 8 dated November 8, 1989, amending the Annual Report on Form 10-K for the year ended March 31, 1989 on June 28, 1989 and incorporated herein by reference.
 (8) Filed as an exhibit to Form S-3 Registration Statement dated December 19, 1991 and incorporated herein by reference.
 (9) Filed as an exhibit to the Form 8-A dated March 31, 1993 and incorporated herein by reference.
(10) Filed as an exhibit to the Form 10-Q for the quarter ended September 30, 1993 on November 12, 1993 and incorporated herein by reference.
(11) Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1995 on March 29, 1996 and incorporated herein by reference.
(12) Filed as an exhibit to the Form 10-Q for the quarter ended September 30, 1996 on November 5, 1996 and incorporated herein by reference.
(13) Filed as an exhibit to the Form 8-K Current Report dated February 18, 1997 on February 28, 1997 and incorporated herein by reference.
(14) Filed as an exhibit to the Form 8-K Current Report dated March 14, 1997 on March 14, 1997 and incorporated herein by reference.
(15) Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1996 on March 24, 1997 and incorporated herein by reference.
(16) Filed as an exhibit to the Form 8-K Current Report dated April 8, 1997 on April 8, 1997 and incorporated herein by reference.
(17) Filed as an exhibit to the Form 10-Q for the quarter ended March 31, 1997 on May 13, 1997 and incorporated herein by reference.
(18) Filed as an exhibit to the Form 10-Q for the quarter ended June 30, 1997 on August 12, 1997 and incorporated herein by reference.
(19) Filed as an exhibit to the Form 8-K Current Report dated and filed on December 5, 1997 and incorporated herein by reference.
(20) Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1997 on March 24, 1998 and incorporated herein by reference.
(21) Filed as Exhibit 10.40 to the Guilford Pharmaceuticals Inc. Form 10-K for the year ended December 31, 1997 on March 27, 1998 and incorporated herein by reference.
(22) Filed as an exhibit to the Form 10-Q for the quarter ended March 31, 1998 on May 13, 1998 and incorporated herein by reference.
(23) Filed as an exhibit to the Form 10-Q for the quarter ended June 30, 1998 on August 14, 1998 and incorporated herein by reference.
(24) Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1998 on March 16, 1999 and incorporated herein by reference.
(25) Filed as an exhibit to the Form 10-Q for the quarter ended June 30, 1999 on August 3, 1999 and incorporated herein by reference.

   (b) Reports on Form 8-K

   The Company filed a Current Report on Form 8-K during the three months ended December 31, 1999. The report filed on October 21, 1999 reported under Item 5 that the Company's Board of Directors had declared a two-for-one split of the Company's common stock effected in the form of a 100 percent stock dividend on outstanding stock to stockholders of record on November 5, 1999.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          AMGEN INC.
                                          (Registrant)

                                                 /s/ Kathryn E. Falberg
Date: 3/6/00                              By: _________________________________
                                                   Kathryn E. Falberg
                                             Senior Vice President, Finance
                                               and Chief Financial Officer

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

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

             Signature                           Title                  Date
             ---------                           -----                  ----

      /s/ Gordon M. Binder           Chairman of the Board, Chief   March 6, 2000
____________________________________  Executive Officer and
          Gordon M. Binder            Director (Principal
                                      Executive Officer)

      /s/ Kevin W. Sharer            President, Chief Operating     March 6, 2000
____________________________________  Officer and Director
          Kevin W. Sharer

     /s/ Kathryn E. Falberg          Senior Vice President,         March 6, 2000
____________________________________  Finance and Chief Financial
         Kathryn E. Falberg           Officer

    /s/ Marc M.P. de Garidel         Vice President, Controller     March 6, 2000
____________________________________  and Chief Accounting
        Marc M.P. de Garidel          Officer

      /s/ David Baltimore            Director                       March 6, 2000
____________________________________
          David Baltimore

   /s/ William K. Bowes, Jr.         Director                       March 6, 2000
____________________________________
       William K. Bowes, Jr.

      /s/ Jerry D. Choate            Director                       March 6, 2000
____________________________________
          Jerry D. Choate

     /s/ Frederick W. Gluck          Director                       March 6, 2000
____________________________________
         Frederick W. Gluck

  /s/ Franklin P. Johnson, Jr.       Director                       March 6, 2000
____________________________________
      Franklin P. Johnson, Jr.

       /s/ Steven Lazarus            Director                       March 6, 2000
____________________________________
           Steven Lazarus

      /s/ Gilbert S. Omenn           Director                       March 6, 2000
____________________________________
          Gilbert S. Omenn

      /s/ Judith C. Pelham           Director                       March 6, 2000
____________________________________
          Judith C. Pelham

                                                                      EXHIBIT 23

               CONSENT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

   We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 33-5111) pertaining to the 1984 Stock Option Plan, 1981 Incentive Stock Option Plan and Nonqualified Stock Option Plan of Amgen Inc., in the Registration Statement (Form S-8 No. 33-24013) pertaining to the Amended and Restated 1988 Stock Option Plan of Amgen Inc., in the Registration Statement (Form S-8 No. 33-39183) pertaining to the Amended and Restated Employee Stock Purchase Plan, in the Registration Statement(Form S-8 No. 33-39104) pertaining to the Amended and Restated Amgen Retirement and Savings Plan, in the Registration Statements (Form S-3/S-8 No. 33-29791 and Form S-8 No. 33-42501) pertaining to the Amended and Restated 1987 Directors' Stock Option Plan, in the Registration Statement (Form S-8 No. 33-42072) pertaining to the Amgen Inc. Amended and Restated 1991 Equity Incentive Plan, in the Registration Statement (Form S-8 No. 33-47605) pertaining to the Retirement and Savings Plan for Amgen Puerto Rico, Inc., in the Registration Statement (Form S-8 No. 333-44727) pertaining to the Amgen Inc. 1997 Special Non-Officer Equity Incentive Plan, in the Registration Statement (Form S-3 No. 333-19931) of Amgen Inc., in the Registration Statement (Form S-3 No. 333-40405) of Amgen Inc., in the Registration Statement (Form S-8 No. 333-62735) pertaining to the Amgen Inc. Amended and Restated 1997 Special Non-Officer Equity Incentive Plan, in the Registration Statement (Form S-3 No. 333-53929) pertaining to the Amgen Inc. 1997 Special Non-Officer Equity Incentive Plan, the Amgen Inc. Amended and Restated 1991 Equity Incentive Plan, the Amended and Restated 1988 Stock Option Plan of Amgen Inc. and the Amended and Restated 1987 Directors' Stock Option Plan and in the Registration Statement (Form S-8 No. 333-74585) pertaining to the Amgen Limited Sharesave Plan and in the related Prospectuses of our report dated January 24, 2000, with respect to the consolidated financial statements and financial statement schedule of Amgen Inc. included in this Annual Report (Form 10-K) for the year ended December 31, 1999.

                                          /s/ Ernst & Young LLP

Los Angeles, California
March 6, 2000

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders of Amgen Inc.

   We have audited the accompanying consolidated balance sheets of Amgen Inc. as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Amgen Inc. as of December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in accordance with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          /s/ Ernst & Young LLP

Los Angeles, California
January 24, 2000

                                   AMGEN INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                  Years ended December 31, 1999, 1998 and 1997
                      (In millions, except per share data)

                                1999      1998      1997
                              --------  --------  --------
Revenues:
  Product sales.............  $3,042.8  $2,514.4  $2,219.8
  Corporate partner
   revenues.................     161.4     127.9     125.9
  Royalty income............     135.9      75.9      55.3
                              --------  --------  --------
    Total revenues..........   3,340.1   2,718.2   2,401.0
                              --------  --------  --------
Operating expenses:
  Cost of sales.............     402.1     345.2     300.8
  Research and development..     822.8     663.3     630.8
  Selling, general and
   administrative...........     654.3     515.4     483.8
  Loss of affiliates, net...      16.8      28.6      36.1
  Legal (award) assessment..     (49.0)    (23.0)    157.0
                              --------  --------  --------
    Total operating
     expenses...............   1,847.0   1,529.5   1,608.5
                              --------  --------  --------
Operating income............   1,493.1   1,188.7     792.5

Other income (expense):
  Interest and other income,
   net......................      88.3      45.7      72.6
  Interest expense, net.....     (15.2)    (10.0)     (3.7)
                              --------  --------  --------
    Total other income......      73.1      35.7      68.9
                              --------  --------  --------
Income before income taxes..   1,566.2   1,224.4     861.4
Provision for income taxes..     469.8     361.2     217.1
                              --------  --------  --------
Net income..................  $1,096.4  $  863.2  $  644.3
                              ========  ========  ========
Earnings per share:
  Basic.....................  $   1.07  $   0.85  $   0.61
  Diluted...................  $   1.02  $   0.82  $   0.59

Shares used in calculation
 of earnings per share:
  Basic.....................   1,021.7   1,020.2   1,056.5
  Diluted...................   1,078.3   1,057.3   1,098.5

                            See accompanying notes.

                                   AMGEN INC.

                          CONSOLIDATED BALANCE SHEETS

                           December 31, 1999 and 1998
                      (In millions, except per share data)

                                                              1999      1998
                                                            --------  --------
                          ASSETS
                          ------
Current assets:
  Cash and cash equivalents................................ $  130.9  $  201.1
  Marketable securities....................................  1,202.1   1,074.9
  Trade receivables, net of allowance for doubtful accounts
   of $26 in 1999 and $17.1 in 1998........................    412.2     319.9
  Inventories..............................................    184.3     110.8
  Other current assets.....................................    135.8     156.6
                                                            --------  --------
    Total current assets...................................  2,065.3   1,863.3
Property, plant and equipment at cost, net.................  1,553.6   1,450.2
Investments in affiliated companies........................    132.8     120.9
Other assets...............................................    325.9     237.8
                                                            --------  --------
                                                            $4,077.6  $3,672.2
                                                            ========  ========
           LIABILITIES AND STOCKHOLDERS' EQUITY
           ------------------------------------
Current liabilities:
  Accounts payable......................................... $   83.4  $  121.6
  Commercial paper.........................................     99.5      99.7
  Accrued liabilities......................................    648.2     659.7
  Current portion of long-term debt........................      --        6.0
                                                            --------  --------
    Total current liabilities..............................    831.1     887.0
Long-term debt.............................................    223.0     223.0
Contingencies
Stockholders' equity:
  Preferred stock; $0.0001 par value; 5 shares authorized;
   none issued or outstanding..............................      --        --
  Common stock and additional paid-in capital; $0.0001 par
   value; 1,500 shares authorized; outstanding--1,017.9
   shares in 1999 and 1,018.5 shares in 1998...............  2,072.3   1,671.9
  Retained earnings........................................    966.0     894.3
  Accumulated other comprehensive loss.....................    (14.8)     (4.0)
                                                            --------  --------
    Total stockholders' equity.............................  3,023.5   2,562.2
                                                            --------  --------
                                                            $4,077.6  $3,672.2
                                                            ========  ========

                            See accompanying notes.

                                   AMGEN INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  Years ended December 31, 1999, 1998 and 1997
                                 (In millions)

                                    Common
                                  stock and              Accumulated
                         Number   additional                other
                           of      paid-in   Retained   comprehensive
                         shares    capital   earnings   income/(loss)   Total
                         -------  ---------- ---------  ------------- ---------
Balance at December 31,
 1996..................  1,058.7   $1,029.2  $   879.4     $ (2.3)    $ 1,906.3
                                                                      ---------
Comprehensive Income:
  Net income...........      --         --       644.3        --          644.3
  Other comprehensive
   loss, net of tax:
   Unrealized losses on
    securities, net of
    reclassification
    adjustments........      --         --         --        (1.1)         (1.1)
   Foreign currency
    translation
    adjustments........      --         --         --       (18.7)        (18.7)
                                                                      ---------
     Total other
      comprehensive
      loss.............      --         --         --         --          (19.8)
                                                                      ---------
Comprehensive income...      --         --         --         --          624.5

Issuance of common
 stock upon the
 exercise of employee
 stock options and in
 connection with an
 employee stock
 purchase plan.........     29.0      134.3        --         --          134.3
Tax benefits related to
 employee stock option
 exercises.............      --        54.7        --         --           54.7
Reclassification of put
 warrant obligation....      --         --       157.4        --          157.4
Repurchases of common
 stock.................    (54.6)       --      (737.9)       --         (737.9)
                         -------   --------  ---------     ------     ---------
Balance at December 31,
 1997..................  1,033.1    1,218.2      943.2      (22.1)      2,139.3
                                                                      ---------
Comprehensive Income:
  Net income...........      --         --       863.2        --          863.2
  Other comprehensive
   income, net of tax:
   Unrealized gains on
    securities, net of
    reclassification
    adjustments........      --         --         --         9.1           9.1
   Foreign currency
    translation
    adjustments........      --         --         --         9.0           9.0
                                                                      ---------
     Total other
      comprehensive
      income...........      --         --         --         --           18.1
                                                                      ---------
Comprehensive income...      --         --         --         --          881.3
Issuance of common
 stock upon the
 exercise of employee
 stock options and in
 connection with an
 employee stock
 purchase plan.........     42.8      345.5        --         --          345.5
Tax benefits related to
 employee stock option
 exercises.............      --       108.2        --         --          108.2
Repurchases of common
 stock.................    (57.4)       --      (912.1)       --         (912.1)
                         -------   --------  ---------     ------     ---------
Balance at December 31,
 1998..................  1,018.5    1,671.9      894.3       (4.0)      2,562.2
                                                                      ---------
Comprehensive Income:
  Net income...........      --         --     1,096.4        --        1,096.4
  Other comprehensive
   loss, net of tax:
   Unrealized gains on
    securities, net of
    reclassification
    adjustments........      --         --         --         7.3           7.3
   Foreign currency
    translation
    adjustments........      --         --         --       (18.1)        (18.1)
                                                                      ---------
     Total other
      comprehensive
      loss.............      --         --         --         --          (10.8)
                                                                      ---------
Comprehensive income...      --         --         --         --        1,085.6

Issuance of common
 stock upon the
 exercise of employee
 stock options.........     26.5      248.8        --         --          248.8
Tax benefits related to
 employee stock option
 exercises.............      --       151.6        --         --          151.6
Repurchases of common
 stock.................    (27.1)       --    (1,024.7)       --       (1,024.7)
                         -------   --------  ---------     ------     ---------
Balance at December 31,
 1999..................  1,017.9   $2,072.3  $   966.0     $(14.8)    $ 3,023.5
                         =======   ========  =========     ======     =========


                            See accompanying notes.

                                   AMGEN INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Years ended December 31, 1999, 1998 and 1997
                                 (In millions)

                                                    1999       1998     1997
                                                  ---------  --------  -------
Cash flows from operating activities:
  Net income..................................... $ 1,096.4  $  863.2  $ 644.3
  Depreciation and amortization..................     176.8     143.8    117.1
  Other non-cash expenses........................       --       33.1      --
  Gain on sale of investments....................       --      (17.3)     --
  Deferred income taxes..........................       9.8      (5.6)   (31.4)
  Loss of affiliates, net........................      16.8      28.6     36.1
  Cash provided by (used in):
    Trade receivables, net.......................     (92.3)    (50.9)   (43.6)
    Inventories..................................     (73.5)     (1.6)   (11.8)
    Other current assets.........................      (9.0)    (21.2)     5.0
    Accounts payable.............................     (38.2)     17.7     28.9
    Accrued liabilities..........................     (11.5)     51.7    158.3
                                                  ---------  --------  -------
      Net cash provided by operating activities..   1,075.3   1,041.5    902.9
                                                  ---------  --------  -------
Cash flows from investing activities:
  Purchases of property, plant and equipment.....    (304.2)   (407.8)  (387.8)
  Proceeds from maturities of marketable
   securities....................................      40.0      20.1    244.3
  Proceeds from sales of marketable securities...     843.5     466.2    647.1
  Purchases of marketable securities.............  (1,032.7)   (766.3)  (767.5)
  Other..........................................     (10.1)     14.1    (38.3)
                                                  ---------  --------  -------
      Net cash used in investing activities......    (463.5)   (673.7)  (302.2)
                                                  ---------  --------  -------
Cash flows from financing activities:
  (Decrease) increase in commercial paper........      (0.2)     99.7      --
  Repayment of long-term debt....................      (6.0)    (30.0)  (118.2)
  Proceeds from issuance of long-term debt.......       --        --     200.0
  Net proceeds from issuance of common stock upon
   the exercise of employee stock options and in
   connection with an employee stock purchase
   plan..........................................     248.8     345.5    134.3
  Tax benefits related to employee stock option
   exercises.....................................     151.6     108.2     54.7
  Repurchases of common stock....................  (1,024.7)   (912.1)  (737.9)
  Other..........................................     (51.5)    (17.1)   (63.8)
                                                  ---------  --------  -------
      Net cash used in financing activities......    (682.0)   (405.8)  (530.9)
                                                  ---------  --------  -------
(Decrease) increase in cash and cash
 equivalents.....................................     (70.2)    (38.0)    69.8
Cash and cash equivalents at beginning of
 period..........................................     201.1     239.1    169.3
                                                  ---------  --------  -------
Cash and cash equivalents at end of period....... $   130.9  $  201.1  $ 239.1
                                                  =========  ========  =======

                            See accompanying notes.

                                   AMGEN INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1999

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

   The Company considers its investment portfolio and cost method equity investments available-for-sale as defined in Statement of Financial Accounting Standards ("SFAS") No. 115 and accordingly, these investments are recorded at fair value (see Note 9). Unrealized gains totaled $47 million and $21.7 million as of December 31, 1999 and 1998, respectively. Unrealized losses totaled $21.8 million and $9.5 million as of December 31, 1999 and 1998, respectively. There were no material realized gains and losses for the years ended December 31, 1999 and 1997. Realized gains and losses for the year ended December 31, 1998 were $17.3 million and $33.1 million, respectively. The cost of securities sold is based on the specific identification method. The fair value of available-for-sale investments by type of security, contractual maturity and classification in the balance sheets are as follows (in millions):

                                                               December 31,
                                                             -----------------
                                                               1999     1998
                                                             -------- --------
   Type of security:
     Corporate debt securities.............................. $  953.4 $  846.0
     U.S. Treasury securities and obligations of U.S.
      government agencies...................................    208.3    166.3
     Other interest bearing securities......................    131.9    253.9
                                                             -------- --------
       Total debt securities................................  1,293.6  1,266.2
     Equity securities......................................    104.6     65.4
                                                             -------- --------
                                                             $1,398.2 $1,331.6
                                                             ======== ========
   Contractual maturity:
     Maturing in one year or less........................... $  376.4 $  344.6
     Maturing after one year through three years............    896.0    739.9
     Maturing after three years.............................     21.2    181.7
                                                             -------- --------
       Total debt securities................................  1,293.6  1,266.2
     Equity securities......................................    104.6     65.4
                                                             -------- --------
                                                             $1,398.2 $1,331.6
                                                             ======== ========

                                   AMGEN INC.

                                                               December 31,
                                                             ------------------
                                                               1999      1998
                                                             --------  --------
   Classification in balance sheets:
     Cash and cash equivalents.............................. $  130.9  $  201.1
     Marketable securities..................................  1,202.1   1,074.9
     Other assets--noncurrent...............................    144.6     105.4
                                                             --------  --------
                                                              1,477.6   1,381.4
     Less cash..............................................    (79.4)    (49.8)
                                                             --------  --------
                                                             $1,398.2  $1,331.6
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

 Inventories

   Inventories are stated at the lower of cost or market. Cost is determined in a manner which approximates the first-in, first-out (FIFO) method. Inventories consist of currently marketed products and product candidates which the Company expects to commercialize. The inventory balance of such product candidates totaled $20.3 million as of December 31, 1999. Inventories are shown net of applicable reserves and allowances. Inventories consisted of the following (in millions):

                                                                   December 31,
                                                                   -------------
                                                                    1999   1998
                                                                   ------ ------
   Raw materials.................................................. $ 37.5 $ 18.1
   Work in process................................................   96.6   49.1
   Finished goods.................................................   50.2   43.6
                                                                   ------ ------
                                                                   $184.3 $110.8
                                                                   ====== ======

 Depreciation and amortization

   Depreciation of buildings and equipment is provided over their estimated useful lives on a straight-line basis. Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or lease terms, including periods covered by options which are expected to be exercised. Useful lives by asset category are as follows:

     Asset category                                                        Years
     --------------                                                        -----
     Buildings and building improvements.................................. 10-30
     Manufacturing equipment..............................................  5-10
     Laboratory equipment.................................................  5-10
     Furniture and office equipment.......................................  3-10

                                   AMGEN INC.

 Long-lived assets

   The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

 Product sales

   Product sales primarily consist of sales of EPOGEN(R) (Epoetin alfa) and NEUPOGEN(R) (Filgrastim) (see Note 10).

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

 Foreign currency transactions

   The Company has a program to manage foreign currency risk. As part of this program, it has purchased foreign currency option and forward contracts to hedge against possible reductions in values of certain anticipated foreign currency cash flows generally over the next 12 months. At December 31, 1999, the Company had option contracts and forward contracts to exchange foreign currencies for U.S. dollars of $37.4 million and $73.7 million, respectively, all having maturities of eleven months or less. The option contracts, which have only nominal intrinsic value at the time of purchase, are designated as effective hedges of anticipated foreign currency transactions for financial reporting purposes and accordingly, the net gains on such contracts are deferred and recognized in the same period as the hedged transactions. The forward contracts do not qualify as hedges for financial reporting purposes and accordingly, are marked-to-market. Net gains on option contracts (including option contracts for hedged transactions whose occurrence are no longer probable) and changes in market values of forward contracts are reflected in "Interest and other income, net". The deferred premiums on option contracts and fair values of forward contracts are included in "Other current assets".

   The Company has additional foreign currency forward contracts to hedge exposures to foreign currency fluctuations of certain assets and liabilities denominated in foreign currencies. At December 31, 1999, the Company had forward contracts to exchange foreign currencies for U.S. dollars of $46 million, all having maturities of less than one month. These contracts are designated as effective hedges and accordingly, gains and losses on these forward contracts are recognized in the same period the offsetting gains and losses of hedged assets and liabilities are realized and recognized. The fair values of the forward contracts are included in the corresponding captions of the hedged assets and liabilities. Gains and losses on forward contracts, to the extent they differ in amount from the hedged assets and liabilities, are included in "Interest and other income, net".

                                   AMGEN INC.

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

 Interest

   Interest costs are expensed as incurred, except to the extent such interest is related to construction in progress, in which case interest is capitalized. Interest costs capitalized for the years ended December 31, 1999, 1998 and 1997, were $11.6 million, $19.2 million and $10.5 million, respectively.

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

   The following table sets forth the computation for basic and diluted earnings per share (in millions, except per share information):

                                                       Years ended December 31,
                                                      --------------------------
                                                        1999     1998     1997
                                                      -------- -------- --------
Numerator for basic and diluted earnings per share--
 net income.......................................... $1,096.4 $  863.2 $  644.3
                                                      ======== ======== ========
Denominator:
  Denominator for basic earnings per share--weighted-
   average shares....................................  1,021.7  1,020.2  1,056.5
  Effect of dilutive securities--employee stock
   options...........................................     56.6     37.1     42.0
                                                      -------- -------- --------
  Denominator for diluted earnings per share--
   adjusted weighted-average shares..................  1,078.3  1,057.3  1,098.5
                                                      ======== ======== ========
Basic earnings per share............................. $   1.07 $   0.85 $   0.61
                                                      ======== ======== ========
Diluted earnings per share........................... $   1.02 $   0.82 $   0.59
                                                      ======== ======== ========

                                   AMGEN INC.

   Options to purchase 1.6 million, 3 million and 42.8 million shares with exercise prices greater than the average market prices of common stock were outstanding at December 31, 1999, 1998 and 1997, respectively. These options were excluded from the respective computations of diluted earnings per share because their effect would be anti-dilutive.

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

2. Related party transactions

   The Company owns a 50% interest in Kirin-Amgen, Inc. ("Kirin-Amgen"), a corporation formed in 1984 for the development and commercialization of certain products based on advanced biotechnology. Pursuant to the terms of agreements entered into with Kirin-Amgen, the Company conducts certain research and development activities on behalf of Kirin-Amgen and is paid for such services at negotiated rates. Included in revenues from corporate partners for the years ended December 31, 1999, 1998 and 1997, are $138.5 million, $121 million and $87.9 million, respectively, related to these agreements.

   In connection with its various agreements with Kirin-Amgen, the Company has been granted sole and exclusive licenses for the manufacture and sale of certain products in specified geographic areas of the world. In return for such licenses, the Company pays Kirin-Amgen royalties based on sales. During the years ended December 31, 1999, 1998 and 1997, Kirin-Amgen earned royalties from Amgen of $128.1 million, $105 million and $91.4 million, respectively, under such agreements, which are included in "Cost of sales" in the accompanying consolidated statements of operations.

   At December 31, 1999, Amgen's share of Kirin-Amgen's undistributed retained earnings was approximately $87.1 million.

3. Debt

   The Company has a commercial paper program which provides for unsecured short-term borrowings up to an aggregate of $200 million. As of December 31, 1999, commercial paper with a face amount of $100 million was outstanding. These borrowings had maturities of less than two months and had effective interest rates averaging 6%. Commercial paper with a face amount of $100 million and with effective interest rates averaging 5.5% was outstanding at December 31, 1998.

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

                                   AMGEN INC.

Company's option at any time for a redemption price equal to the greater of the principal amount to be redeemed or the sum of the present values of the principal and remaining interest payments discounted at a determined rate plus, in each case, accrued interest.

   In addition to the Notes and the Century Notes, debt securities outstanding at December 31, 1999 include $23 million of debt securities that bear interest at a fixed rate of 6.2% and mature in 2003. The terms of the debt securities require the Company to meet certain debt to tangible net asset ratios and places limitations on liens and sale/leaseback transactions and, except with respect to the Notes and the Century Notes, places limitations on subsidiary indebtedness.

   The Company has an unsecured credit facility (the "credit facility") that includes a commitment expiring on May 28, 2003 for up to $150 million of borrowings under a revolving line of credit (the "revolving line commitment"). As of December 31, 1999, $150 million was available under the revolving line commitment for borrowing. Borrowings under the revolving line commitment bear interest at various rates which are a function of, at the Company's option, either the prime rate of a major bank, the federal funds rate or a Eurodollar base rate. Under the terms of the credit facility, the Company is required to meet a minimum interest coverage ratio and maintain a minimum level of tangible net worth. In addition, the credit facility contains limitations on investments, liens and sale/leaseback transactions.

   The aggregate stated maturities of all long-term obligations due subsequent to December 31, 1999, are as follows: none in 2000 through 2002; $23 million in 2003; none in 2004; and $200 million after 2004.

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

   A dispute between Amgen and Johnson & Johnson that has been the subject of an arbitration proceeding relates to the audit methodology currently employed by the Company to account for Epoetin alfa sales. The Company and Johnson & Johnson are required to compensate each other for Epoetin alfa sales that either party makes into the other party's exclusive market, sometimes described as "spillover" sales. The Company has established and is employing an audit methodology to measure each party's spillover sales and to allocate the net profits from those sales to the appropriate party. On September 12, 1997, the arbitrator in this matter (the "Arbitrator") issued an opinion adopting the Company's audit methodology with certain adjustments. The Company estimated that the effect of the opinion would be a net spillover payment to Johnson & Johnson which, after benefit of income tax effects, was $78 million for the 1991-1994 period and interest in the amount of $18 million after tax. As a result of the opinion, the Company took a charge of $0.09 per share in the third quarter of 1997 for the spillover payment and interest. Pursuant to the final order in the arbitration, an independent panel was formed principally (i) to address ongoing challenges to the survey results for the years 1995 through 1999 and (ii) to refine the procedures for measuring the erythropoietin market as may be necessary. Johnson & Johnson has brought challenges under this procedure to certain survey results for certain periods. As a result of decisions made by this independent panel regarding certain of these challenges as well as other reduced uncertainties, the Company has reduced amounts previously provided for potential spillover liabilities by $49 million in the third quarter of 1999 and $23 million in the fourth quarter of 1998.

                                   AMGEN INC.

   Because the Arbitrator ruled that the Company was the successful party in the arbitration, Johnson & Johnson was ordered to pay to the Company all costs and expenses, including reasonable attorneys' fees, that the Company incurred in the arbitration as well as one-half of the audit costs. The Company submitted a bill for such costs and expenses incurred over an eight year period in the amount of approximately $110 million. Johnson & Johnson contested substantially all such costs and expenses. On January 26, 2000, the Arbitrator ruled that the Company is entitled to recover approximately $77.5 million of its costs and expenses from Johnson & Johnson. On October 26, 1998, Johnson & Johnson filed a petition in the Circuit Court of Cook County, Illinois seeking to vacate or modify the Arbitrator's award to the Company of all costs and expenses, including reasonable attorney's fees and costs, that the Company incurred in the arbitration. The Company has filed a motion to dismiss Johnson & Johnson's petition. That motion remains pending. Due to remaining uncertainties the Company has not recognized any benefit from the recovery of attorneys' fees and costs or audit costs.

   The Company has filed a demand in the arbitration to terminate Johnson & Johnson's rights under the License Agreement and to recover damages for breach of the License Agreement based on the Company's claim that Johnson & Johnson has intentionally sold PROCRIT(R) (the brand name under which Johnson & Johnson sells Epoetin alfa) into the Company's exclusive dialysis market. Pursuant to the Arbitrator's ruling, discovery has commenced. Both Amgen and Johnson & Johnson filed motions for summary judgment which were argued in January 2000. The Arbitrator's decisions on these motions for summary judgment are pending. A trial date has been set for February 2001. The Company is unable to predict at this time the outcome of its demand for termination of the License Agreement or when it will be resolved.

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

5. Income taxes

   The provision for income taxes includes the following (in millions):

                                                              Years ended
                                                              December 31,
                                                          ---------------------
                                                           1999   1998    1997
                                                          ------ ------  ------
   Current provision:
     Federal (including U.S. possessions)................ $422.8 $339.6  $227.2
     State...............................................   37.2   27.2    21.2
                                                          ------ ------  ------
       Total current provision...........................  460.0  366.8   248.4
                                                          ------ ------  ------
   Deferred provision (benefit):
     Federal (including U.S. possessions)................    5.3   (4.7)  (25.6)
     State...............................................    4.5   (0.9)   (5.7)
                                                          ------ ------  ------
       Total deferred provision (benefit)................    9.8   (5.6)  (31.3)
                                                          ------ ------  ------
                                                          $469.8 $361.2  $217.1
                                                          ====== ======  ======

                                   AMGEN INC.

   Deferred income taxes reflect the net tax effects of net operating loss and credit carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows (in millions):

                                                                 December 31,
                                                                ---------------
                                                                 1999     1998
                                                                -------  ------
   Deferred tax assets:
     Expense accruals.......................................... $  84.0  $126.4
     Acquired net operating loss and credit carryforwards......    64.3    57.0
     Expenses capitalized for tax purposes.....................    27.9    32.6
     Fixed assets..............................................    22.9    25.8
     Other.....................................................    27.4     7.9
       Total deferred tax assets...............................   226.5   249.7
     Valuation allowance.......................................   (46.0)  (69.0)
     Net deferred tax assets...................................   180.5   180.7
                                                                -------  ------
   Deferred tax liabilities:
     Purchase of technology rights.............................   (78.1)  (65.8)
     Other.....................................................   (23.9)  (20.9)
                                                                -------  ------
       Total deferred tax liabilities..........................  (102.0)  (86.7)
                                                                -------  ------
                                                                $  78.5  $ 94.0

   At December 31, 1999, the Company had operating loss carryforwards available to reduce future federal taxable income of which $45.4 million expire in 2008 and $84 million expire in 2009. These operating loss carryforwards relate to the acquisition of a company. Utilization of these operating loss carryforwards is limited to approximately $16 million per year.

   The provision for income taxes varies from income taxes provided based on the federal statutory rate as follows:

                                                               Years ended
                                                               December 31,
                                                           ------------------
                                                           1999   1998   1997
                                                           ----   ----   ----
   Statutory rate applied to income before income taxes..  35.0%  35.0%  35.0%
   Benefit of Puerto Rico operations, net of Puerto Rico
    income taxes.........................................  (2.3)% (3.2)% (7.3)%
   Utilization of tax credits, primarily research and
    experimentation......................................  (2.1)% (2.4)% (2.9)%
   Other, net............................................  (0.6)%  0.1%   0.4%
                                                           ----   ----   ----
                                                           30.0%  29.5%  25.2%
                                                           ====   ====   ====

   Income taxes paid during the years ended December 31, 1999, 1998 and 1997, totaled $318.7 million, $251.3 million and $176.1 million, respectively.

6. Stockholders' equity

 Stockholder Rights agreement

   On February 18, 1997, the Board of Directors of the Company redeemed the rights under the Company's former common stock rights plan and declared a dividend of one preferred share purchase right (a "Right") for

                                   AMGEN INC.

each then outstanding share of common stock of the Company and authorized the distribution of one Right with respect to each subsequently issued share of common stock. The Rights were distributed to stockholders of record on March 21, 1997.

   Each share of common stock outstanding has attached to it one-quarter (1/4) of a Right. One-quarter of a Right represents the right to purchase one four-thousandth (1/4000) of a share of Series A Junior Participating Preferred Stock of the Company at $56.25. The Rights will expire on March 21, 2007.

   Under certain circumstances, if an acquiring person or group acquires 10% or more of the Company's outstanding common stock, an exercisable Right will entitle its holder (other than the acquirer) to buy shares of common stock of the Company having a market value of two times the exercise price of one Right. However, in limited circumstances approved by the outside directors of the Board, a stockholder who enters into an acceptable standstill agreement may acquire up to 20% of the outstanding shares without triggering the Rights. If an acquirer acquires at least 10%, but less than 50%, of the Company's common stock, the Board may exchange each Right (other than those of the acquirer) for one share of common stock per Right. In addition, under certain circumstances, if the Company is involved in a merger or other business combination where it is not the surviving corporation, an exercisable Right will entitle its holder to buy shares of common stock of the acquiring company having a market value of two times the exercise price of one Right. The Company may redeem the Rights at $0.00025 per Right at any time prior to the public announcement that a 10% position has been acquired.

 Stock repurchase program

   The Company has a stock repurchase program primarily to reduce the dilutive effect of its employee stock option and stock purchase plans. Stock repurchased under the program is retired. In October 1999, the Board of Directors authorized the Company to repurchase up to $2 billion of common stock through December 31, 2000, replacing the remaining amount authorized in October 1998. As of December 31, 1999, $1,648.3 million was available for stock repurchases.

 Other comprehensive income/(loss)

   SFAS No. 130, "Reporting Comprehensive Income", requires unrealized gains and losses on the Company's available-for-sale securities and foreign currency translation adjustments to be included in other comprehensive income/(loss).

   Information regarding the components of accumulated other comprehensive income/(loss) are as follows (in millions):

                                                                  Accumulated
                                          Unrealized   Foreign       Other
                                           Gains on   Currency   Comprehensive
                                          Securities Translation Income/(Loss)
                                          ---------- ----------- -------------
   Balance at December 31, 1998..........   $ 8.0      $(12.0)      $ (4.0)
   Current year other comprehensive
    income/(loss)........................     7.3       (18.1)       (10.8)
                                            -----      ------       ------
   Balance at December 31, 1999..........   $15.3      $(30.1)      $(14.8)
                                            =====      ======       ======

                                   AMGEN INC.

   Information regarding the income tax effects for items of other comprehensive income/(loss) are as follows (in millions):

                                                              Tax
                                                Before-Tax Benefit/  After-Tax
                                                  Amount   (Expense)  Amount
                                                ---------- --------- ---------
   For the year ended December 31, 1997:
   Net unrealized losses on available-for-sale
    securities.................................   $ (1.8)    $ 0.7    $ (1.1)
   Foreign currency translation adjustments....    (18.7)       --     (18.7)
                                                  ------     -----    ------
   Other comprehensive loss....................   $(20.5)    $ 0.7    $(19.8)
                                                  ======     =====    ======
   For the year ended December 31, 1998:
   Unrealized losses on available-for-sale
    securities.................................   $ (1.8)    $ 0.7    $ (1.1)
   Less: Reclassification adjustments for
    losses realized in net income..............    (15.8)      5.6     (10.2)
                                                  ------     -----    ------
   Net unrealized gains on available-for-sale
    securities.................................     14.0      (4.9)      9.1
   Foreign currency translation adjustments....      9.0        --       9.0
                                                  ------     -----    ------
   Other comprehensive income..................   $ 23.0     $(4.9)   $ 18.1
                                                  ======     =====    ======
   For the year ended December 31, 1999:
   Unrealized gains on available-for-sale
    securities.................................   $ 12.0     $(5.3)   $  6.7
   Less: Reclassification adjustments for
    losses realized in net income..............     (1.0)      0.4      (0.6)
                                                  ------     -----    ------
   Net unrealized gains on available-for-sale
    securities.................................     13.0      (5.7)      7.3
   Foreign currency translation adjustments....    (18.1)       --     (18.1)
                                                  ------     -----    ------
   Other comprehensive loss....................   $ (5.1)    $(5.7)   $(10.8)
                                                  ======     =====    ======

 Other

   In addition to common stock, the Company's authorized capital includes 5 million shares of preferred stock, $0.0001 par value, of which 1.5 million shares have been designated Series A Junior Participating Preferred Stock. At December 31, 1999 and 1998, no shares of preferred stock were issued or outstanding.

   At December 31, 1999, the Company had reserved 212.1 million shares of its common stock which may be issued through its employee stock option and stock purchase plans and had reserved 1.5 million shares of preferred stock in connection with its preferred stock rights plan.

   In October 1999, the Board of Directors approved a two-for-one split of the Company's common stock effected in the form of a 100 percent stock dividend. The dividend was distributed on November 19, 1999, to stockholders of record on November 5, 1999. Accordingly, all share information in the accompanying consolidated financial statements and notes thereto have been retroactively adjusted to give recognition to this stock split.

7. Employee stock option, stock purchase and defined contribution plans

 Employee stock option plans

   The Company's employee stock option plans provide for option grants designated as either nonqualified or incentive stock options. The options generally vest over a three to five year period and expire seven years from the date of grant. Most employees are eligible to receive a grant of stock options periodically with the number

                                   AMGEN INC.

of shares generally determined by the employee's salary grade, performance level and the stock price. In addition, certain management and professional level employees normally receive a stock option grant upon hire. In 1997, most employees received an additional stock option grant (the "Special Stock Options") in which all shares vest upon the earlier of: (i) five years from date of grant and (ii) the date on which the closing price of Amgen stock equals or exceeds $18.75 per share. The Special Stock Options vested in 1998. As of December 31, 1999, the Company had 78.9 million shares of common stock available for future grant under its employee stock option plans.

   Stock option information with respect to all of the Company's employee stock option plans follows (shares in millions):

                                                       Exercise Price
                                               -------------------------------
                                                                     Weighted-
                                               Shares   Low    High   Average
                                               ------  ------ ------ ---------
   Balance unexercised at December 31, 1996... 122.2   $ 0.44 $16.03  $ 7.25
     Granted..................................  52.0   $11.63 $16.97  $13.64
     Exercised................................ (28.6)  $ 0.44 $14.56  $ 4.59
     Forfeited................................  (3.7)  $ 1.08 $16.38  $11.43
                                               -----
   Balance unexercised at December 31, 1997... 141.9   $ 0.58 $16.97  $10.02
     Granted..................................  33.5   $11.78 $26.22  $16.53
     Exercised................................ (42.4)  $ 0.58 $20.77  $ 8.14
     Forfeited................................  (6.8)  $ 4.48 $18.52  $13.57
                                               -----
   Balance unexercised at December 31, 1998... 126.2   $ 0.66 $26.22  $12.18
     Granted..................................  19.0   $26.25 $57.69  $31.48
     Exercised................................ (26.9)  $ 0.66 $39.44  $ 9.45
     Forfeited................................  (2.5)  $ 5.48 $44.97  $17.76
                                               -----
   Balance unexercised at December 31, 1999... 115.8   $ 0.92 $57.69  $15.88
                                               =====

   At December 31, 1999, 1998 and 1997, employee stock options to purchase 61.7 million, 66.1 million and 60.1 million shares were exercisable at weighted-average prices of $11.80, $9.76 and $6.84, respectively.

 Fair value disclosures of employee stock options

   Employee stock option grants are set at the closing price of the Company's common stock on the date of grant and the related number of shares granted are fixed at that point in time. Therefore, under the principles of APB Opinion No. 25, the Company does not recognize compensation expense associated with the grant of employee stock options. SFAS No. 123, "Accounting for Stock-Based Compensation," requires the use of option valuation models to provide supplemental information regarding options granted after 1994. Pro forma information regarding net income and earnings per share shown below was determined as if the Company had accounted for its employee stock options and shares sold under its employee stock purchase plan under the fair value method of that statement.

   The fair value of the options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1999, 1998 and 1997, respectively: risk-free interest rates of 5.8%, 5.4% and 6.0%; dividend yields of 0%, 0% and 0%; volatility factors of the expected market price of the Company's common stock of 38%, 34% and 33%; and expected life of the options of 3.4 years, 3.4 years and 3.7 years. These assumptions resulted in weighted-average fair values of $10.55, $5.11 and $4.49 per share for employee stock options granted in 1999, 1998 and 1997, respectively.

                                   AMGEN INC.

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

   For purposes of pro forma disclosures, the estimated fair values of the options are amortized over the options' vesting periods. The pro forma effect on net income for 1998 and 1997 is not representative of the pro forma effect on net income in 1999 and future years because it does not take into consideration pro forma compensation related to option grants made prior to 1995. Pro forma information in 1999 reflects and in future years will reflect the amortization of a larger number of employee stock options granted in several succeeding years. In addition, the 1998 pro forma amounts were reduced due to the vesting in 1998 of the Special Stock Options which occurred substantially earlier than the expected life assumption used in the Black-Scholes option valuation model for such grants. The Company's pro forma information is as follows (in millions, except per share information):

                                                              Years ended
                                                              December 31,
                                                         ----------------------
                                                           1999    1998   1997
                                                         -------- ------ ------
   Pro forma net income................................. $1,030.0 $735.9 $575.8
   Pro forma earnings per share:
     Basic.............................................. $   1.01 $ 0.72 $ 0.55
     Diluted............................................ $   0.95 $ 0.70 $ 0.53

   Information regarding employee stock options outstanding as of December 31, 1999 is as follows (shares in millions):

                                                                    Options
                                       Options Outstanding        Exercisable
                                   ---------------------------- ----------------
                                                     Weighted-
                                          Weighted-   Average          Weighted-
                                           Average   Remaining          Average
                                          Exercise  Contractual        Exercise
   Price Range                     Shares   Price      Life     Shares   Price
   -----------                     ------ --------- ----------- ------ ---------
   $10.00 and under...............  24.9   $ 7.05    1.8 years   23.9   $ 6.95
   Over $10.00 to $15.00..........  43.7   $13.74    4.4 years   29.3   $13.60
   Over $15.00 to $30.00..........  29.1   $16.95    5.5 years    7.4   $16.94
   Over $30.00....................  18.1   $31.56    6.5 years    1.1   $33.78

 Employee stock purchase plan

   The Company has an employee stock purchase plan whereby, in accordance with
Section 423 of the Internal Revenue Code, eligible employees may authorize payroll deductions of up to 10% of their salary to purchase shares of the Company's common stock at the lower of 85% of the fair market value of common stock on the first or last day of the offering period. During each of the years ended December 31, 1998 and 1997, employees purchased 1 million shares at prices of approximately $11.46 and $11.50 per share, respectively. No shares were purchased under the employee stock purchase plan during 1999 because the Company commenced a 15 month offering period which extends from January 1, 1999 to March 31, 2000. At December 31, 1999, the Company had 17.5 million shares available for future issuance under this plan.

                                   AMGEN INC.

 Defined contribution plans

   The Company has defined contribution plans covering substantially all employees in the United States and its possessions. Under these plans, the Company makes certain amounts of matching contributions for those employees who elect to contribute to the plans and makes additional contributions based upon the compensation of eligible employees regardless of whether or not the employees contribute to the plans. In addition, the Company has other defined contribution plans covering certain officers of the Company and employees of its foreign affiliates. The Company's expense for its defined contribution plans totaled $34.3 million, $26.7 million and $26.9 million for the years ended December 31, 1999, 1998 and 1997, respectively.

8. Balance sheet accounts

   Property, plant and equipment consisted of the following (in millions):

                                                               December 31,
                                                             ------------------
                                                               1999      1998
                                                             --------  --------
   Land..................................................... $  110.1  $  100.2
   Buildings and building improvements......................    841.4     685.0
   Manufacturing equipment..................................    251.8     142.6
   Laboratory equipment.....................................    306.3     260.6
   Furniture and office equipment...........................    577.8     445.5
   Leasehold improvements...................................     50.8      48.3
   Construction in progress.................................    177.0     369.7
                                                             --------  --------
                                                              2,315.2   2,051.9
   Less accumulated depreciation and amortization...........   (761.6)   (601.7)
                                                             --------  --------
                                                             $1,553.6  $1,450.2
                                                             ========  ========

   Accrued liabilities consisted of the following (in millions):

                                                                  December 31,
                                                                  -------------
                                                                   1999   1998
                                                                  ------ ------
   Due to affiliated companies and corporate partners............ $160.8 $194.0
   Employee compensation and benefits............................  149.1  124.9
   Sales incentives, royalties and allowances....................  135.7  118.8
   Income taxes..................................................   87.5   96.4
   Other.........................................................  115.1  125.6
                                                                  ------ ------
                                                                  $648.2 $659.7
                                                                  ====== ======

9. Fair values of financial instruments

   The carrying amounts of cash, cash equivalents, marketable securities and cost method equity investments approximated their fair values. Fair values of cash equivalents, marketable securities and cost method equity investments are based on quoted market prices.

   The carrying amount of commercial paper approximated its fair value as of December 31, 1999 and 1998. The fair values of debt securities at December 31, 1999 and 1998 were approximately $216.6 million and $255 million, respectively. The fair values of commercial paper and debt securities were estimated based on quoted market rates for instruments with similar terms and remaining maturities.

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

10. Segment information

   Enterprise-wide disclosures about revenues by product, revenues and long-lived assets by geographic area and revenues from major customers are presented below.

 Revenues

   Revenues consisted of the following (in millions):

                                                       Years ended December 31,
                                                      --------------------------
                                                        1999     1998     1997
                                                      -------- -------- --------
   EPOGEN(R)......................................... $1,759.1 $1,382.0 $1,160.7
   NEUPOGEN(R).......................................  1,256.6  1,116.6  1,055.7
   Other product sales...............................     27.1     15.8      3.4
                                                      -------- -------- --------
   Total product sales...............................  3,042.8  2,514.4  2,219.8
   Other revenues....................................    297.3    203.8    181.2
                                                      -------- -------- --------
   Total revenues.................................... $3,340.1 $2,718.2 $2,401.0
                                                      ======== ======== ========

 Geographic information

   The Company sells NEUPOGEN(R) through its foreign affiliates in countries of the European Union, Canada and Australia. Information regarding revenues and long-lived assets (consisting of property, plant and equipment) attributable to the United States and to all foreign countries collectively is stated below. The geographic classification of product sales was based upon the location of the customer. The geographic classification of all other revenues was based upon the domicile of the entity from which the revenues were earned. Information is as follows (in millions):

                                                      Years ended December 31,
                                                     --------------------------
                                                       1999     1998     1997
                                                     -------- -------- --------
   Revenues:
     United States and possessions.................. $3,024.5 $2,441.6 $2,093.0
     Foreign countries..............................    315.6    276.6    308.0
                                                     -------- -------- --------
       Total revenues............................... $3,340.1 $2,718.2 $2,401.0
                                                     ======== ======== ========
                                                            December 31,
                                                     --------------------------
                                                       1999     1998     1997
                                                     -------- -------- --------
   Long-lived assets:
     United States and possessions.................. $1,475.7 $1,360.8 $1,103.1
     Foreign countries..............................     77.9     89.4     83.1
                                                     -------- -------- --------
       Total long-lived assets...................... $1,553.6 $1,450.2 $1,186.2
                                                     ======== ======== ========

                                   AMGEN INC.

 Major customers

   Amgen uses wholesale distributors of pharmaceutical products as the principal means of distributing the Company's products to clinics, hospitals and pharmacies. The Company monitors the financial condition of its larger distributors and limits its credit exposure by setting appropriate credit limits and requiring collateral from certain customers. Sales to two large wholesalers accounted for more than 10% of the total revenues for the years ended December 31, 1999, 1998 and 1997. Sales to one wholesaler were $1,078 million, $856.2 million and $580.9 million for the years ended December 31, 1999, 1998 and 1997, respectively. Sales to another wholesaler were $438.2 million, $366.5 million and $333.8 million for the years ended December 31, 1999, 1998 and 1997, respectively. At December 31, 1999 and 1998, amounts due from three large wholesalers accounted for 52% and 54%, respectively, of gross trade receivables.

11. Quarterly financial data (unaudited)
    (in millions, except per share data):

1999 Quarter Ended                       Dec. 31(1) Sept. 30(2) June 30 Mar. 31
------------------                       ---------- ----------- ------- -------
Product sales...........................   $847.4     $769.2    $737.9  $688.3
Gross margin from product sales.........    735.4      670.3     639.1   595.9
Net income..............................    281.6      300.0     267.6   247.2
Earnings per share:
  Basic.................................     0.28       0.29      0.26    0.24
  Diluted...............................     0.26       0.28      0.25    0.23

1998 Quarter Ended                       Dec. 31(3)  Sept. 30   June 30 Mar. 31
------------------                       ---------- ----------- ------- -------
Product sales...........................   $694.6     $641.8    $611.2  $566.8
Gross margin from product sales.........    599.5      554.6     527.3   487.8
Net income..............................    238.6      221.0     216.3   187.3
Earnings per share:
  Basic.................................     0.23       0.22      0.21    0.18
  Diluted...............................     0.22       0.21      0.21    0.18

--------
(1) Due to Year 2000 contingency planning in the fourth quarter of 1999, the Company offered extended payment terms on limited shipments of EPOGEN(R) and NEUPOGEN(R) to certain wholesalers. These Year 2000 related sales totaled $45 million, or $0.02 per share on a diluted basis. The Company expects sales to be reduced by approximately the same amount during the first quarter of 2000.

(2) During the third quarter of 1999, due to reduced uncertainties, the Company reduced its potential spillover liabilities to Johnson & Johnson by $49 million, or $0.03 per share on a diluted basis (see Note 4, "Contingencies--Johnson & Johnson arbitrations").

(3) During the fourth quarter of 1998, due to reduced uncertainties, the Company reduced its potential spillover liabilities to Johnson & Johnson by $23 million, or $0.01 per share on a diluted basis (see Note 4, "Contingencies--Johnson & Johnson arbitrations").

                                                                     SCHEDULE II

                                   AMGEN INC.

                               VALUATION ACCOUNTS

                  Years ended December 31, 1999, 1998 and 1997
                                 (In millions)

                                                 Additions
                                      Balance at Charged to             Balance
                                      Beginning  Costs and              at End
                                      of Period   Expenses  Deductions of Period
                                      ---------- ---------- ---------- ---------
Year ended December 31, 1999:
  Allowance for doubtful accounts....   $17.1      $10.1       $1.2      $26.0
Year ended December 31, 1998:
  Allowance for doubtful accounts....   $14.2      $ 3.6       $0.7      $17.1
Year ended December 31, 1997:
  Allowance for doubtful accounts....   $11.8      $ 2.8       $0.4      $14.2