Form 10-Q
period 2000-03-31
AMGEN INC
filed 2000-04-27
CIK 318154

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON D.C. 20549

                                   FORM 10-Q



(Mark One)
[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended March 31, 2000

                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934


Commission file number 0-12477


                                   AMGEN INC.
             (Exact name of registrant as specified in its charter)


       Delaware                                                95-3540776
-------------------------------                    -----------------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                            Identification No.)


One Amgen Center Drive, Thousand Oaks, California             91320-1799
-------------------------------------------------  -----------------------------
    (Address of principal executive offices)                  (Zip Code)


Registrant's telephone number, including area code:  (805) 447-1000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.        Yes  X    No

As of March 31, 2000, the registrant had 1,026,769,316 shares of Common Stock, $0.0001 par value, outstanding.

                                   AMGEN INC.

                                     INDEX


                                                         Page No.

PART I    FINANCIAL INFORMATION

          Item 1. Financial Statements.................         3

            Condensed Consolidated Statements of
            Operations - three months
            ended March 31, 2000 and 1999..............         4

            Condensed Consolidated Balance Sheets -
            March 31, 2000 and December 31, 1999.......         5

            Condensed Consolidated Statements of
            Cash Flows - three months
            ended March 31, 2000 and 1999..............         6

            Notes to Condensed Consolidated Financial
            Statements.................................         7

          Item 2. Management's Discussion and Analysis
                  of Financial Condition and Results of
                  Operations...........................        14


PART II   OTHER INFORMATION

          Item 1. Legal Proceedings....................        20

          Item 6. Exhibits and Reports on Form 8-K.....        21

          Signatures...................................        22

          Index to Exhibits............................        23


                         PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements

     The information in this report for the three months ended March 31, 2000 and 1999 is unaudited but includes all adjustments (consisting only of normal recurring accruals, unless otherwise indicated) which Amgen Inc. ("Amgen" or the "Company") considers necessary for a fair presentation of the results of operations for those periods.

     The condensed consolidated financial statements should be read in conjunction with the Company's financial statements and the notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

     Interim results are not necessarily indicative of results for the full fiscal year.

                                  AMGEN INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                     (In millions, except per share data)
                                  (Unaudited)


                                                               Three Months Ended
                                                                    March 31,
                                                            2000                      1999
                                                    -----------------        ------------------
Revenues:
      Product sales                                       $  697.6                  $  688.3
      Corporate partner revenues                              74.2                      27.0
      Royalty income                                          42.3                      30.2
                                                    -----------------        ------------------
            Total revenues                                   814.1                     745.5
                                                    -----------------        ------------------

Operating expenses:
      Cost of sales                                           85.7                      92.4
      Research and development                               189.8                     188.0
      Selling, general and administrative                    169.7                     132.9
      Loss of affiliates, net                                 16.4                       2.8
                                                    -----------------        ------------------
            Total operating expenses                         461.6                     416.1
                                                    -----------------        ------------------

Operating income                                             352.5                     329.4

Other income (expense):
      Interest and other income                               36.4                      18.5
      Interest expense, net                                   (4.2)                     (2.2)
                                                    -----------------        ------------------
            Total other income                                32.2                      16.3
                                                    -----------------        ------------------

Income before income taxes                                   384.7                     345.7

Provision for income taxes                                   118.5                      98.5
                                                    -----------------        ------------------
Net income                                                $  266.2                  $  247.2
                                                    =================        ==================

Earnings per share:
      Basic                                               $   0.26                  $   0.24
      Diluted                                             $   0.25                  $   0.23

Shares used in calculation of earnings per share:
      Basic                                                1,023.1                   1,023.5
      Diluted                                              1,085.7                   1,080.9

                            See accompanying notes.

                                  AMGEN INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                     (In millions, except per share data)
                                  (Unaudited)

                                                               March 31,               December 31,
                                                                 2000                     1999
                                                          ------------------       -----------------
                      ASSETS
                      ------
Current assets:
    Cash and cash equivalents                                     $  125.8                $  130.9
    Marketable securities                                          1,353.8                 1,202.1
    Trade receivables, net                                           259.1                   412.2
    Inventories                                                      237.6                   184.3
    Other current assets                                             177.3                   135.8
                                                          ------------------       -----------------
          Total current assets                                     2,153.6                 2,065.3
                                                          ------------------       -----------------

Property, plant and equipment at cost, net                         1,595.3                 1,553.6
Investments in affiliated companies                                  122.6                   132.8
Other equity investments                                             237.4                   129.7
Other assets                                                         155.8                   196.2
                                                          ------------------       -----------------
                                                                  $4,264.7                $4,077.6
                                                          ==================       =================

    LIABILITIES AND STOCKHOLDERS' EQUITY
    ------------------------------------
Current liabilities:
    Accounts payable                                              $  108.7                $   83.4
    Commercial paper                                                  99.8                    99.5
    Accrued liabilities                                              522.2                   648.2
                                                          ------------------       -----------------
          Total current liabilities                                  730.7                   831.1

Long-term debt                                                       223.0                   223.0
Contingencies

Stockholders' equity:
    Preferred stock; $0.0001 par value; 5 shares
        authorized; none issued or outstanding                           -                       -
    Common stock and additional paid-in capital;
        $0.0001 par value; 1,500 shares authorized;
        outstanding - 1,026.8 shares in 2000 and
        1,017.9 shares in 1999                                     2,266.8                 2,072.3
      Retained earnings                                            1,007.1                   966.0
      Accumulated other comprehensive gain (loss)                     37.1                   (14.8)
                                                          ------------------       -----------------
          Total stockholders' equity                               3,311.0                 3,023.5
                                                          ------------------       -----------------
                                                                  $4,264.7                $4,077.6
                                                          ==================       =================

                            See accompanying notes.

                                  AMGEN INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In millions)
                                  (Unaudited)

                                                                       Three Months Ended
                                                                             March 31,
                                                                        2000           1999
                                                                   -------------   -------------
Cash flows from operating activities:
   Net income                                                          $ 266.2       $ 247.2
   Depreciation and amortization                                          50.8          44.4
   Gain on equity investments                                            (12.1)            -
   Loss of affiliates, net                                                16.4           2.8
   Cash provided by (used in):
      Trade receivables, net                                             153.1         (49.7)
      Inventories                                                        (53.3)         (6.4)
      Other current assets                                               (26.1)         (8.3)
      Accounts payable                                                    25.3         (26.5)
      Accrued liabilities                                               (126.0)         (2.8)
                                                                   -------------   -------------
      Net cash provided by operating activities                          294.3         200.7
                                                                   -------------   -------------

Cash flows from investing activities:
   Purchases of property, plant and equipment                            (92.5)        (76.3)
   Proceeds from maturities of marketable securities                         -          10.3
   Proceeds from sales of marketable securities                          172.8         206.0
   Purchases of marketable securities                                   (326.1)       (352.6)
   Other                                                                 (16.3)         (0.9)
                                                                   -------------   -------------
      Net cash used in investing activities                             (262.1)       (213.5)
                                                                   -------------   -------------

Cash flows from financing activities:
   Repayment of long-term debt                                               -          (6.0)
   Net proceeds from issuance of common stock upon the
      exercise of employee stock options and in
      connection with an employee stock purchase plan                    126.7          98.7
   Tax benefits related to employee stock option
      exercises                                                           67.8          50.3
   Repurchases of common stock                                          (225.1)       (202.5)
   Other                                                                  (6.7)        (14.7)
                                                                   -------------   -------------
      Net cash used in financing activities                              (37.3)        (74.2)
                                                                   -------------   -------------

Decrease in cash and cash equivalents                                     (5.1)        (87.0)

Cash and cash equivalents at beginning of period                         130.9         201.1
                                                                   -------------   -------------
Cash and cash equivalents at end of period                             $ 125.8       $ 114.1
                                                                   =============   =============

                            See accompanying notes.

                                   AMGEN INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2000


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

  Inventories

     Inventories are stated at the lower of cost or market. Cost is determined in a manner which approximates the first-in, first-out (FIFO) method. Inventories consist of currently marketed products and product candidates which the Company expects to commercialize. The inventory balance of such product candidates totaled $42.5 million and $20.3 million as of March 31, 2000 and December 31, 1999, respectively. Inventories are shown net of applicable reserves and allowances. Inventories consist of the following (in millions):

                                            March 31,          December 31,
                                              2000                 1999
                                          -------------       --------------

        Raw materials                        $ 40.5               $ 37.5
        Work in process                       145.5                 96.6
        Finished goods                         51.6                 50.2
                                          -------------       --------------
                                             $237.6               $184.3
                                          =============       ==============

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

  Foreign currency transactions

     The Company has a program to manage foreign currency risk. As part of this program, it has purchased foreign currency option and forward contracts to hedge against possible reductions in values of certain anticipated foreign currency cash flows generally over the next 12 months, primarily resulting from its sales in Europe. At March 31, 2000, the Company had option and forward contracts to exchange foreign currencies for U.S. dollars of $24 million and $65 million, respectively, all having maturities of eight months or less. The option contracts, which have only nominal intrinsic value at the time of purchase, are designated as effective hedges of anticipated foreign currency transactions for financial reporting purposes and accordingly, the net gains on such contracts are deferred and recognized in the same period as the hedged transactions. The forward contracts do not qualify as hedges for financial reporting purposes and accordingly, are marked-to-market. Net gains on option contracts (including option contracts for hedged transactions whose occurrence are no longer probable) and changes in market values of forward contracts are reflected in "Interest and other income". The deferred premiums on option contracts and fair values of forward contracts are included in "Other current assets".

     The Company has additional foreign currency forward contracts to hedge exposures to foreign currency fluctuations of certain assets and liabilities denominated in foreign currencies. At March 31, 2000, the Company had forward contracts to exchange foreign currencies for U.S. dollars of $35 million, all having maturities of less than one month. These contracts are designated as effective hedges and accordingly, gains and losses on these forward contracts are recognized in the same period the offsetting gains and losses of hedged assets and liabilities are realized and recognized. The fair values of the forward contracts are included in the corresponding captions of the hedged assets and liabilities. Gains and losses on forward contracts, to the extent they differ in amount from the hedged assets and liabilities, are included in "Interest and other income".

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

  Earnings per share

     Basic earnings per share is based upon the weighted-average number of common shares outstanding. Diluted earnings per share is based upon the weighted-average number of common shares and dilutive potential common shares outstanding. Potential common shares are outstanding options under the Company's employee stock option plans and potential issuances of stock under the employee stock purchase plan which are included under the treasury stock method.

     The following table sets forth the computation for basic and diluted earnings per share (in millions, except per share information):

                                                                                 Three Months Ended
                                                                                      March 31,
                                                                               2000               1999
                                                                          -------------      -------------
Numerator for basic and diluted
    earnings per share - net income                                         $  266.2            $  247.2
                                                                          =============      =============

Denominator:
    Denominator for basic earnings
        per share - weighted-average shares                                  1,023.1             1,023.5
    Effect of dilutive securities -
        employee stock options and stock
        issuances under the employee stock
        purchase plan                                                           62.6                57.4
                                                                          -------------      -------------
    Denominator for diluted earnings
        per share - adjusted weighted-
        average shares                                                       1,085.7             1,080.9
                                                                          =============      =============

Basic earnings per share                                                    $   0.26            $   0.24

Diluted earnings per share                                                  $   0.25            $   0.23


  Use of estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates.

  Basis of presentation

     The financial information for the three months ended March 31, 2000 and 1999 is unaudited but includes all adjustments (consisting only of normal recurring accruals, unless otherwise indicated) which the Company considers necessary for a fair presentation of the results of operations for these periods. Interim results are not necessarily indicative of results for the full fiscal year.

  Reclassification

     Certain prior year amounts have been reclassified to conform to the current year presentation.

2.   Debt

     As of March 31, 2000, the Company had $223 million of unsecured long-term debt securities outstanding. These unsecured long-term debt securities consisted of: 1) $100 million of debt securities that bear interest at a fixed rate of 6.5% and mature in 2007 that were issued in December 1997 under a $500 million debt shelf registration (the "Shelf"), 2) $100 million of debt securities that bear interest at a fixed rate of 8.1% and mature in 2097, and 3) $23 million of debt securities that bear interest at a fixed rate of 6.2% and mature in 2003. Under the Shelf, all of the remaining $400 million of debt securities available for issuance may be offered under the Company's medium-term note program from time to time with terms to be determined by market conditions.

     The Company has a commercial paper program which provides for unsecured short-term borrowings up to an aggregate of $200 million. As of March 31, 2000, commercial paper with a face amount of $100 million was outstanding. These borrowings had maturities of less than one month and had effective interest rates averaging 5.6%.

     The Company also has an unsecured $150 million credit facility that expires on May 28, 2003. As of March 31, 2000, no amounts were outstanding under this line of credit.


3.   Income taxes

     The provision for income taxes consists of the following (in millions):

                                                                       Three Months Ended
                                                                            March 31,
                                                                     2000              1999
                                                               ---------------      ------------

     Federal (including U.S. possessions)                            $108.9             $90.7
     State                                                              9.6               7.8
                                                               ---------------      ------------
                                                                     $118.5             $98.5
                                                               ===============      ============

     The Company's effective tax rate for the three months ended March 31, 2000 was 30.8% compared with 28.5% for the same period last year. The increase in the effective tax rate in the current year is primarily due to an increase in the current year's expected pretax income without corresponding increases in the tax benefits associated with the Company's Puerto Rico operations and research and experimentation credits.


4.   Stockholders' equity

     During the three months ended March 31, 2000, the Company repurchased 3.5 million shares of its common stock at a total cost of

$225.1 million under its common stock repurchase program. In October 1999, the Board of Directors authorized the Company to repurchase up to $2 billion of common stock through December 31, 2000, replacing the remaining amount authorized in October 1998. The amount the Company spends on and the number of shares repurchased each quarter varies based on a variety of factors, including the stock price and blackout periods in which the Company is restricted from repurchasing shares. As of March 31, 2000, $1,423.1 million was available for stock repurchases. Stock repurchased under the program is retired.


5.   Comprehensive income

     During the three months ended March 31, 2000 and 1999, total comprehensive income was $318.1 million and $234.7 million, respectively. The Company's other comprehensive income/loss is comprised of unrealized gains and losses on the Company's available-for-sale securities and foreign currency translation adjustments.


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

     The Company has filed a demand in the arbitration to terminate Johnson & Johnson's rights under the License Agreement and to recover damages for breach of the License Agreement based on the Company's claim that Johnson & Johnson has intentionally sold PROCRIT(R) (the brand name under which Johnson & Johnson sells Epoetin alfa) into the Company's exclusive dialysis market. Pursuant to the Arbitrator's ruling, discovery has commenced. Both the Company and Johnson & Johnson filed motions for summary judgment which were argued in January 2000. On March 10, 2000, the Arbitrator denied both motions for summary judgment. A trial date has been set for February 2001. The Company is unable to predict at this time the outcome of its demand for termination of the License Agreement or when it will be resolved.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

     The Company had cash, cash equivalents and marketable securities of $1,479.6 million at March 31, 2000, compared with $1,333 million at December 31, 1999. Cash provided by operating activities has been and is expected to continue to be the Company's primary source of funds. During the three months ended March 31, 2000, operations provided $294.3 million of cash compared with $200.7 million during the same period last year.

     Capital expenditures totaled $92.5 million for the three months ended March 31, 2000, compared with $76.3 million for the same period a year ago. The Company anticipates spending approximately $450 million to $550 million in 2000 on capital projects and equipment to expand the Company's global operations.

     The Company receives cash from the exercise of employee stock options and proceeds from the sale of stock by Amgen pursuant to the employee stock purchase plan. During the three months ended March 31, 2000, employee stock option exercises, their related tax benefits and proceeds from the sale of stock by Amgen pursuant to the employee stock purchase plan provided $194.5 million of cash compared with $149 million for the same period last year. Proceeds from the exercise of employee stock options and their related tax benefits will vary from period to period based upon, among other factors, fluctuations in the market value of the Company's stock relative to the exercise price of such options.

     The Company has a stock repurchase program primarily to reduce the dilutive effect of its employee stock option and stock purchase plans. During the three months ended March 31, 2000, the Company purchased 3.5 million shares of its common stock at a cost of $225.1 million compared with 5.9 million shares purchased at a cost of $202.5 million during the same period last year. In October 1999, the Board of Directors authorized the Company to repurchase up to $2 billion of common stock through December 31, 2000, replacing the remaining amount authorized in October 1998. The amount the Company spends on and the number of shares repurchased each quarter varies based on a variety of factors, including the stock price and blackout periods in which the Company is restricted from repurchasing shares. As of March 31, 2000, $1,423.1 million was available for stock repurchases.

     To provide for financial flexibility and increased liquidity, the Company has established several sources of debt financing. As of March 31, 2000, the Company had $223 million of unsecured long-term debt securities outstanding. These unsecured long-term debt securities consisted of: 1) $100 million of debt securities that bear interest at a fixed rate of 6.5% and mature in 2007 that were issued in December 1997 under a $500 million debt shelf registration (the "Shelf"), 2) $100 million of debt securities that bear interest at a fixed rate of 8.1% and mature in 2097 and 3) $23 million of debt securities that bear interest at a fixed rate of 6.2% and mature in

2003. Under the Shelf, all of the remaining $400 million of debt securities available for issuance may be offered under the Company's medium-term note program.

     The Company's sources of debt financing also include a commercial paper program which provides for unsecured short-term borrowings up to an aggregate face amount of $200 million. As of March 31, 2000, commercial paper with a face amount of $100 million was outstanding. These borrowings had maturities of less than one month and had effective interest rates averaging 5.6%. In addition, the Company has an unsecured $150 million credit facility that expires on May 28, 2003. This credit facility supports the Company's commercial paper program. As of March 31, 2000, no amounts were outstanding under this line of credit.

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


Results of Operations

  Product sales

     Product sales were $697.6 million during the three months ended March 31, 2000, an increase of $9.3 million or 1% over the same period last year. Quarterly product sales volume is influenced by a number of factors, including underlying demand and wholesaler inventory management practices.

     EPOGEN(R) (Epoetin alfa)

     EPOGEN(R) sales were $440.4 million for the three months ended March 31, 2000, an increase of $45.5 million or 12% over the same period last year. This increase was primarily due to higher demand. Sales in the first quarter of 2000 were adversely impacted by approximately $16 million of year 2000-related sales to wholesalers in the fourth quarter of 1999 for which the Company provided extended payment terms, as previously reported. The Company believes that sales in the first quarter of 2000 also were adversely impacted by dialysis provider inventory drawdowns of approximately $20 million due to additional year-end stockpiling. The Company believes that some of this dialysis provider stockpiling may have been due to year 2000 concerns and year-end contract expirations.

     NEUPOGEN(R) (Filgrastim)

     Worldwide NEUPOGEN(R) sales were $250 million for the three months ended March 31, 2000, a decrease of $37 million or 13% from the same period last year. Sales in the first quarter of 2000 were adversely impacted by approximately $29 million of year 2000-related sales to wholesalers in the fourth quarter of 1999 for which the Company provided extended payment terms, as previously reported. The Company believes that sales in the first quarter of 2000 also were adversely impacted by additional wholesaler inventory drawdowns of approximately $30 million. In addition, sales in the current year period were reduced by approximately $8 million due to the negative impact of the stronger U.S. dollar on the Company's international NEUPOGEN(R) sales. These decreases were partially offset by higher demand, which grew at a low double-digit rate.

     Other product sales

     Other product sales primarily consist of INFERGEN(R) (Interferon alfacon-
1). INFERGEN(R) sales were $6.9 million for the three months ended March 31, 2000, an increase of $0.6 million or 10% over the same period last year. INFERGEN(R) was launched in October 1997 for the treatment of chronic hepatitis C virus infection. There are existing treatments, including combination therapy, for this infection against which INFERGEN(R) competes. The Company cannot predict the extent to which it will maintain its share or further penetrate this market.

  Corporate partner revenues

     During the three months ended March 31, 2000, corporate partner revenues increased $47.2 million or 175% compared with the same period last year. This increase was primarily due to a payment from Kirin-Amgen, Inc. related to the completion of the NESP renal development program.

  Cost of sales

     Cost of sales as a percentage of product sales was 12.3% and 13.4% for the three months ended March 31, 2000 and 1999, respectively. This decrease as a percentage of product sales was due in part to increased manufacturing efficiencies.

  Research and development

     During the three months ended March 31, 2000, research and development expenses increased $1.8 million or 1% compared with the same period last year. This increase was primarily due to higher staff-related costs necessary to support ongoing product development activities and higher clinical trial costs. These increases were substantially offset by a reduction in clinical manufacturing and product licensing costs and the impact of a property tax refund in the current year.

  Selling, general and administrative

     Selling, general and administrative expenses increased $36.8 million or 28% during the three months ended March 31, 2000 compared with the same period last year. This increase was primarily due to higher staff-related costs and outside marketing expenses as the Company continues to support its existing products and prepares for anticipated new product launches.

  Loss of affiliates, net

     During the three months ended March 31, 2000, loss of affiliates, net increased $13.6 million or 486% compared with the same period last year. This increase was primarily due to higher expenses for Kirin-Amgen, Inc. (see "- Corporate partner revenues").

  Interest and other income

     During the three months ended March 31, 2000, interest and other income increased $17.9 million or 97% compared with the same period last year. This increase was primarily due to gains realized on the Company's portfolio of equity investments and increased interest income generated from the Company's investment portfolio as a result of higher average cash balances and higher interest rates.

  Income taxes

     The Company's effective tax rate for the three months ended March 31, 2000 was 30.8% compared with 28.5% for the same period last year. The increase in the effective tax rate in the current year is primarily due to an increase in the current year's expected pretax income without corresponding increases in the tax benefits associated with the Company's Puerto Rico operations and research and experimentation credits.

  Foreign currency transactions

     The Company has a program to manage certain portions of its exposure to fluctuations in foreign currency exchange rates arising from international operations. The Company generally hedges the receivables and payables with foreign currency forward contracts, which typically mature within one to three months. The Company uses foreign currency option and forward contracts which generally expire within 12 months to hedge certain anticipated future sales and expenses. At March 31, 2000, outstanding foreign currency option and forward contracts totaled $24 million and $100 million, respectively.

Financial Outlook

     The Company expects the EPOGEN(R) sales growth rate in 2000 to be in the low teens due to higher demand partially offset by dialysis provider inventory drawdowns and wholesaler inventory effects in the first quarter of 2000 (see "Results of Operations - Product sales - EPOGEN(R) (Epoetin alfa)"). As average hematocrits have risen, the rate of demand growth has slowed and the Company expects this trend to continue in the future. Patients receiving treatment for end stage renal disease are covered primarily under medical programs provided by the federal government. Therefore, EPOGEN(R) sales may also be affected by future changes in reimbursement rates or a change in the basis for reimbursement by the federal government.

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

     The Company expects the NEUPOGEN(R) sales growth rate in 2000 to be in the mid-single digits due to higher demand partially offset by wholesaler inventory effects in the first quarter of 2000 (see "Results of Operations - Product sales - NEUPOGEN(R) (Filgrastim)"). Future NEUPOGEN(R) sales growth is dependent primarily upon further penetration of existing markets, the effects of competitive products and the timing and nature of additional indications for which the product may be approved. NEUPOGEN(R) usage is expected to continue to be affected by cost containment pressures from governments and private insurers on health care providers worldwide. In addition, reported NEUPOGEN(R) sales will continue to be affected by changes in foreign currency exchange rates. In both domestic and foreign markets, sales of NEUPOGEN(R) are dependent, in part, on the availability of reimbursement from third party payors such as governments (for example, Medicare and Medicaid programs in the U.S.) and private insurance plans. Therefore, NEUPOGEN(R) sales may also be affected by future changes in reimbursement rates or changes in the bases for reimbursement.

     In their fiscal year 2001 budget, the Clinton administration has proposed a reduction in the basis upon which Medicare reimburses for outpatient prescription drugs from the current 95% of average wholesale price ("AWP") to 83% of AWP. This proposal would impact reimbursement of NEUPOGEN(R). The Company believes that this new recommendation, if enacted, would primarily affect customers that use NEUPOGEN(R) and it is difficult to predict its impact on Amgen.

     INFERGEN(R) (Interferon alfacon-1) was launched in October 1997 for the treatment of chronic hepatitis C virus infection. There are other treatments, including combination therapy, for this infection against which INFERGEN(R) competes. The Company cannot predict the extent to which it will maintain its share or further penetrate this market.

     In 2000, SG&A expenses are expected to significantly increase as the Company continues to support its existing products and prepares for anticipated new product launches.

     The Company expects the growth rate for total product sales in 2000 to be in the high single digits. For 2000, Amgen expects earnings per share to be in the range of $1.06 to $1.08. Estimates of future product sales, operating expenses and earnings per share are necessarily speculative in nature and are difficult to predict with accuracy.

     Except for the historical information contained herein, the matters discussed herein are by their nature forward-looking. Investors are cautioned that forward-looking statements or projections made by the Company, including those made in this document, are subject to risks and uncertainties that may cause actual results to differ materially from those projected. Reference is made in particular to forward-looking statements regarding product sales, earnings per share and expenses. Amgen operates in a rapidly changing environment that involves a number of risks, some of which are beyond the Company's control. Future operating results and the Company's stock price may be affected by a number of factors, including, without limitation: (i) the results of preclinical and clinical trials; (ii) regulatory approvals of product candidates, new indications and manufacturing facilities; (iii) reimbursement for Amgen's products by governments and private payors; (iv) health care guidelines and policies relating to Amgen's products; (v) intellectual property matters (patents) and the results of litigation; (vi) competition; (vii) fluctuations in operating results and (viii) rapid growth of the Company. These factors and others are discussed herein and in the sections appearing in "Item
1. Business - Factors That May Affect Amgen" in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 which sections are incorporated herein by reference and filed as an exhibit hereto.


Legal Matters

     The Company is engaged in arbitration proceedings with one of its licensees. For a discussion of these matters, see Note 6 to the Condensed Consolidated Financial Statements.

                          PART II - OTHER INFORMATION


Item 1.   Legal Proceedings

     The Company is engaged in arbitration proceedings with one of its licensees. For a discussion of these matters, see Note 6 to the Condensed Consolidated Financial Statements, "Contingencies". These matters and other legal proceedings are also reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, with material developments since December 31, 1999 described below. While it is not possible to predict accurately or to determine the eventual outcome of these matters, the Company believes that the outcome of these proceedings will not have a material adverse effect on the annual financial statements of the Company.

Genentech litigation

     Trial is scheduled for December 4, 2000 in the United States District Court for the Northern District of California.

Transkaryotic Therapies and Aventis S.A. litigation

     Amgen's motion for summary judgment of literal infringement was granted by the United States District Court in Boston, Massachusetts (the "Massachusetts District Court") on April 26, 2000 with respect to claim 1 of U.S. Patent No. 5,955,422. Also on April 26, 2000, the Massachusetts District Court denied Amgen's motion for summary judgment with respect to claims 1 and 4 of U.S. Patent No. 5,756,349 and deferred decision on the infringement of that patent until trial. Amgen's motion for summary judgment of validity on three of the patents and defendants' motion for non-infringement of other claims are pending decision by the Massachusetts District Court. Also pending is Amgen's motion for summary judgment of no inequitable conduct. Trial is scheduled to begin May 15, 2000 in the Massachusetts District Court.

Securities litigation

     On April 12, 2000, the United States District Court for the Central District of California (the "Central District Court") held a final settlement hearing. On April 20, 2000, the Central District Court entered a final judgment approving the settlement and an order dismissing the litigation with prejudice.

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


                                      Amgen Inc.
                                      (Registrant)



Date:   4/27/00                       By:/s/Kathryn E. Falberg
------------------                    -------------------------------
                                      Kathryn E. Falberg
                                      Senior Vice President, Finance
                                      and Chief Financial Officer



Date:   4/27/00                       By:/s/Marc M.P. de Garidel
------------------                    -------------------------------
                                      Marc M.P. de Garidel
                                      Vice President, Controller and
                                      Chief Accounting Officer

                                   AMGEN INC.


                               INDEX TO EXHIBITS


Exhibit No.                      Description

   3.1      Restated Certificate of Incorporation as amended. (17)
   3.2      Amended and Restated Bylaws. (25)
   3.3      Certificate of Amendment of Restated Certificate of Incorporation.
            (25)
   3.4 Certificate of Amendment of Certificate of Designations of Series A Junior Participating Preferred Stock. (25)
   4.1 Indenture dated January 1, 1992 between the Company and Citibank N.A., as trustee. (8)
   4.2 First Supplement to Indenture, dated February 26, 1997 between the Company and Citibank N.A., as trustee. (14)
   4.3 Officer's Certificate pursuant to Sections 2.1 and 2.3 of the Indenture, as supplemented, establishing a series of securities "8-1/8% Debentures due April 1, 2097." (16)
   4.4      8-1/8% Debentures due April 1, 2097. (16)
   4.5 Form of stock certificate for the common stock, par value $.0001 of the Company. (17)
   4.6 Officer's Certificate pursuant to Sections 2.1 and 2.3 of the Indenture, dated as of January 1, 1992, as supplemented by the First supplemental Indenture, dated as of February 26, 1997, each between the Company and Citibank, N.A., as Trustee, establishing a series of securities entitled "6.50% Notes Due December 1, 2007". (19)
   4.7      6.50% Notes Due December 1, 2007 described in Exhibit 4.6. (19)
   4.8 Corporate Commercial Paper - Master Note between and among Amgen Inc., as Issuer, Cede & Co., as nominee of The Depository Trust Company and Citibank, N.A. as Paying Agent. (22)
   10.1     Company's Amended and Restated 1991 Equity Incentive Plan. (25)
   10.2 Sixth Amendment to the Company's Amended and Restated Retirement and Savings Plan as amended and restated April 1, 1996. (24)
   10.3 Shareholder's Agreement of Kirin-Amgen, Inc., dated May 11, 1984, between the Company and Kirin Brewery Company, Limited (with certain confidential information deleted therefrom). (1)
   10.4 Amendment Nos. 1, 2, and 3, dated March 19, 1985, July 29, 1985 and December 19, 1985, respectively, to the Shareholder's Agreement of Kirin-Amgen, Inc., dated May 11, 1984 (with certain confidential information deleted therefrom). (3)
   10.5 Product License Agreement, dated September 30, 1985, and Technology License Agreement, dated, September 30, 1985 between the Company and Ortho Pharmaceutical Corporation

            (with certain confidential information deleted therefrom). (2)
   10.6 Product License Agreement, dated September 30, 1985, and Technology License Agreement, dated September 30, 1985 between Kirin-Amgen, Inc. and Ortho Pharmaceutical Corporation (with certain confidential information deleted therefrom). (3)
   10.7     Company's Amended and Restated Employee Stock Purchase Plan. (12)
   10.8 Research, Development Technology Disclosure and License Agreement PPO, dated January 20, 1986, by and between the Company and Kirin Brewery Co., Ltd. (4)
   10.9     Amendment Nos. 4 and 5, dated October 16, 1986 (effective July 1,
            1986) and December 6, 1986 (effective July 1, 1986), respectively, to the Shareholders Agreement of Kirin-Amgen, Inc. dated May 11, 1984 (with certain confidential information deleted therefrom). (5)
   10.10 Assignment and License Agreement, dated October 16, 1986, between the Company and Kirin-Amgen, Inc. (with certain confidential information deleted therefrom). (5)
   10.11 G-CSF European License Agreement, dated December 30, 1986, between Kirin-Amgen, Inc. and the Company (with certain confidential information deleted therefrom). (5)
   10.12    Research and Development Technology Disclosure and License
            Agreement: GM-CSF, dated March 31, 1987, between Kirin Brewery Company, Limited and the Company (with certain confidential information deleted therefrom). (5)
   10.13    Company's Amended and Restated 1988 Stock Option Plan. (12)
   10.14    Company's Amended and Restated Retirement and Savings Plan. (12)
   10.15 Amendment, dated June 30, 1988, to Research, Development, Technology Disclosure and License Agreement: GM-CSF dated March 31, 1987, between Kirin Brewery Company, Limited and the Company. (6)
   10.16 Agreement on G-CSF in Certain European Countries, dated January 1, 1989, between Amgen Inc. and F. Hoffmann-La Roche & Co. Limited Company (with certain confidential information deleted therefrom).
            (7)
   10.17 Partnership Purchase Agreement, dated March 12, 1993, between the Company, Amgen Clinical Partners, L.P., Amgen Development Corporation, the Class A limited partners and the Class B limited partner. (9)
   10.18 Amgen Inc. Supplemental Retirement Plan (As Amended and Restated Effective November 1, 1999). (26)
   10.19    Promissory Note of Mr. Kevin W. Sharer, dated June 4, 1993. (10)
   10.20 Amended and Restated Amgen Performance Based Management Incentive Plan. (25)
   10.21 Credit Agreement, dated as of May 28, 1998, among Amgen Inc., the Borrowing Subsidiaries named therein, the Banks named therein, Citibank, N.A., as Issuing Bank, and Citicorp USA, Inc., as Administrative Agent. (23)
   10.22    Promissory Note of Mr. George A. Vandeman, dated December 15, 1995.
            (11)

   10.23    Promissory Note of Mr. George A. Vandeman, dated December 15, 1995.
            (11)
   10.24    Agreement between Amgen Inc. and Dr. N. Kirby Alton, dated October
            11, 1999. (26)
   10.25    Amendment No. 1 to the Company's Amended and Restated Retirement and
            Savings Plan. (12)
   10.26    Seventh Amendment to the Amgen Retirement and Savings Plan as
            Amended and Restated effective April 1, 1996. (25)
   10.27    Amendment Number 2 to the Company's Amended and Restated Retirement
            and Savings Plan dated April 1, 1996. (15)
   10.28    Amgen Inc. Change of Control Severance Plan effective as of October
            20, 1998. (24)
   10.29    Preferred Share Rights Agreement, dated February 18, 1997, between
            Amgen Inc. and American Stock Transfer and Trust Company, Rights
            Agent. (13)
   10.30    First Amendment, effective January 1, 1998, to the Company's Amended and Restated Employee Stock Purchase Plan. (18)
   10.31    Third Amendment, effective January 1, 1997, to the Company's Amended and Restated Retirement and Savings Plan dated April 1, 1996. (18)
   10.32    Agreement between Amgen Inc. and Dr. Fabrizio Bonanni, dated March
            3, 1999. (26)
   10.33    Promissory Note of Ms. Kathryn E. Falberg, dated April 7, 1995. (20)
   10.34    Promissory Note of Mr. Edward F. Garnett, dated July 18, 1997. (20)
   10.35    Fourth Amendment to the Company's Amended and Restated Retirement
            and Savings Plan as amended and restated effective April 1, 1996.
            (20)
   10.36    Fifth Amendment to the Company's Amended and Restated Retirement and
            Savings Plan as amended and restated effective April 1, 1996. (20)
   10.37    Company's Amended and Restated 1987 Directors' Stock Option Plan.
            (15)
   10.38    Amended and Restated Agreement on G-CSF in the EU between Amgen Inc.
            and F. Hoffmann-La Roche Ltd (with certain confidential information deleted therefrom). (22)
   10.39    Collaboration and License Agreement, dated December 15, 1997, between the Company, GPI NIL Holdings, Inc. and Guilford
            Pharmaceuticals Inc. (with certain confidential information deleted therefrom). (21)
   10.40    Promissory Note of Dr. Fabrizio Bonanni, dated August 7, 1999. (26)
   10.41    Promissory Note of Dr. Fabrizio Bonanni, dated October 29, 1999.
            (26)
   10.42*   Agreement between Amgen Inc. and Dr. Lawrence M. Souza, Ph.D., dated
            March 6, 2000.
   27*      Financial Data Schedule.
   99*      Sections appearing under the heading "Item 1.  Business - Factors
            That May Affect Amgen" in the Company's Annual Report on Form 10-K
            for the year ended December 31, 1999.
----------------

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

(20) Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1997 on March 24, 1998 and incorporated herein by reference.
(21) Filed as Exhibit 10.40 to the Guilford Pharmaceuticals Inc. Form 10-K for the year ended December 31, 1997 on March 27, 1998 and incorporated herein by reference.
(22) Filed as an exhibit to the Form 10-Q for the quarter ended March 31, 1998 on May 13, 1998 and incorporated herein by reference.
(23) Filed as an exhibit to the Form 10-Q for the quarter ended June 30, 1998 on August 14, 1998 and incorporated herein by reference.
(24) Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1998 on March 16, 1999 and incorporated herein by reference.
(25) Filed as an exhibit to the Form 10-Q for the quarter ended June 30, 1999 on August 3, 1999 and incorporated herein by reference.
(26) Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1999 on March 7, 2000 and incorporated herein by reference.