Form 10-Q
period 2000-06-30
AMGEN INC
filed 2000-08-01
CIK 318154

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON D.C. 20549

                                   FORM 10-Q



(Mark One)
[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended June 30, 2000

                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934


Commission file number 000-12477


                                   AMGEN INC.
             (Exact name of registrant as specified in its charter)


         Delaware                                               95-3540776
-------------------------------                        -------------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)


One Amgen Center Drive, Thousand Oaks, California                91320-1799
--------------------------------------------------------------------------------
  (Address of principal executive offices)                       (Zip Code)


Registrant's telephone number, including area code:  (805) 447-1000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.        Yes  X    No

As of June 30, 2000, the registrant had 1,028,267,140 shares of Common Stock, $0.0001 par value, outstanding.

                                   AMGEN INC.

                                     INDEX

                                                                        Page No.

PART I    FINANCIAL INFORMATION

          Item 1.  Financial Statements................................... 3

            Condensed Consolidated Statements of
            Operations - three and six months
            ended June 30, 2000 and 1999.................................. 4

            Condensed Consolidated Balance Sheets -
            June 30, 2000 and December 31, 1999........................... 5

            Condensed Consolidated Statements of
            Cash Flows - six months
            ended June 30, 2000 and 1999.................................. 6

            Notes to Condensed Consolidated Financial
            Statements.................................................... 7

          Item 2.  Management's Discussion and Analysis
                   of Financial Condition and Results of
                   Operations............................................ 14


PART II   OTHER INFORMATION

          Item 1.  Legal Proceedings..................................... 20

          Item 4.  Submission of Matters to a Vote of
                   Security Holders...................................... 21

          Item 5.  Other Information..................................... 22

          Item 6.  Exhibits and Reports on Form 8-K...................... 22

          Signatures..................................................... 23

          Index to Exhibits.............................................. 24

                         PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements

     The information in this report for the three and six months ended June 30, 2000 and 1999 is unaudited but includes all adjustments (consisting only of normal recurring accruals, unless otherwise indicated) which Amgen Inc. ("Amgen" or the "Company") considers necessary for a fair presentation of the results of operations for those periods.

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

                                                                 AMGEN INC.
                                              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    (In millions, except per share data)
                                                                (Unaudited)

                                                             Three Months Ended                        Six Months Ended
                                                                  June 30,                                  June 30,
                                                           2000              1999                   2000               1999
                                                      --------------    ---------------       ----------------    --------------
Revenues:
     Product sales                                        $  806.8           $  737.9               $1,504.4          $1,426.2
     Corporate partner revenues                               61.1               49.0                  135.3              76.0
     Royalty income                                           46.5               33.6                   88.8              63.8
                                                      --------------    ---------------       ----------------    --------------
        Total revenues                                       914.4              820.5                1,728.5           1,566.0
                                                      --------------    ---------------       ----------------    --------------

Operating expenses:
     Cost of sales                                           101.7               98.8                  187.4             191.2
     Research and development                                202.8              194.1                  392.6             382.1
     Selling, general and administrative                     205.1              157.2                  374.8             290.1
     Loss of affiliates, net                                   4.9                9.2                   21.3              12.0
                                                      --------------    ---------------       ----------------    --------------
        Total operating expenses                             514.5              459.3                  976.1             875.4
                                                      --------------    ---------------       ----------------    --------------

Operating income                                             399.9              361.2                  752.4             690.6

Other income (expense):
     Interest and other income                                43.2               24.5                   79.6              43.0
     Interest expense, net                                    (3.4)              (3.3)                  (7.6)             (5.5)
                                                      --------------    ---------------       ----------------    --------------
        Total other income                                    39.8               21.2                   72.0              37.5
                                                      --------------    ---------------       ----------------    --------------

Income before income taxes                                   439.7              382.4                  824.4             728.1

Provision for income taxes                                   137.1              114.8                  255.6             213.3
                                                      --------------    ---------------       ----------------    --------------

Net income                                                $  302.6           $  267.6               $  568.8          $  514.8
                                                      ==============    ===============       ================    ==============

Earnings per share:
     Basic                                                $   0.29           $   0.26               $   0.55          $   0.50
     Diluted                                              $   0.28           $   0.25               $   0.52          $   0.48

Shares used in calculation of earnings
     per share:
     Basic                                                 1,027.5            1,021.1                1,025.4           1,022.3
     Diluted                                               1,083.3            1,073.8                1,084.6           1,077.4


                                                      See accompanying notes.

                                                         AMGEN INC.
                                           CONDENSED CONSOLIDATED BALANCE SHEETS

                                            (In millions, except per share data)
                                                        (Unaudited)


                                                                                         June 30,             December 31,
                                                                                           2000                   1999
                                                                                    ----------------      -----------------
                                                              ASSETS
                                                              ------
Current assets:
      Cash and cash equivalents                                                           $  136.2               $  130.9
      Marketable securities                                                                1,484.9                1,202.1
      Trade receivables, net                                                                 312.3                  412.2
      Inventories                                                                            272.6                  184.3
      Other current assets                                                                   176.6                  135.8
                                                                                    ----------------      -----------------
            Total current assets                                                           2,382.6                2,065.3
                                                                                    ----------------      -----------------

Property, plant and equipment at cost, net                                                 1,638.5                1,553.6
Investments in affiliated companies                                                          120.9                  132.8
Other equity investments                                                                     238.4                  129.7
Other assets                                                                                 162.8                  196.2
                                                                                    ----------------      -----------------
                                                                                          $4,543.2               $4,077.6
                                                                                    ================      =================

                                               LIABILITIES AND STOCKHOLDERS' EQUITY
                                               ------------------------------------
Current liabilities:
      Accounts payable                                                                    $  120.1               $   83.4
      Commercial paper                                                                        99.7                   99.5
      Accrued liabilities                                                                    616.1                  648.2
                                                                                    ----------------      -----------------
            Total current liabilities                                                        835.9                  831.1

Long-term debt                                                                               223.0                  223.0
Contingencies

Stockholders' equity:
      Preferred stock; $0.0001 par value; 5.0 shares
        authorized; none issued or outstanding                                                   -                      -
      Common stock and additional paid-in capital;
        $0.0001 par value; 2,750.0 shares authorized;
        outstanding - 1,028.3 shares in 2000 and
        1,017.9 shares in 1999                                                             2,409.1                2,072.3
      Retained earnings                                                                    1,049.7                  966.0
      Accumulated other comprehensive income (loss)                                           25.5                  (14.8)
                                                                                    ----------------      -----------------
            Total stockholders' equity                                                     3,484.3                3,023.5
                                                                                    ----------------      -----------------
                                                                                          $4,543.2               $4,077.6
                                                                                    ================      =================


                                                      See accompanying notes.

                                                            AMGEN INC.
                                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          (In millions)
                                                           (Unaudited)

                                                                                                       Six Months Ended
                                                                                                            June 30,
                                                                                                    2000                1999
                                                                                               -------------       --------------
Cash flows from operating activities:
     Net income                                                                                    $ 568.8              $ 514.8
     Depreciation and amortization                                                                   103.8                 89.2
     Gain on equity investments                                                                      (30.2)                   -
     Loss of affiliates, net                                                                          21.3                 12.0
     Cash provided by (used in):
        Trade receivables, net                                                                        99.9                (43.7)
        Inventories                                                                                  (88.3)               (11.0)
        Other current assets                                                                         (23.6)                 3.7
        Accounts payable                                                                              36.7                 22.4
        Accrued liabilities                                                                          (32.1)               (22.3)
                                                                                               -------------       --------------
           Net cash provided by operating activities                                                 656.3                565.1
                                                                                               -------------       --------------


Cash flows from investing activities:
     Purchases of property, plant and equipment                                                     (188.7)              (147.0)
     Proceeds from maturities of marketable securities                                                   -                 10.5
     Proceeds from sales of marketable securities                                                    337.7                373.3
     Purchases of marketable securities                                                             (619.4)              (494.0)
     Other                                                                                           (11.6)                (2.0)
                                                                                              --------------       --------------
           Net cash used in investing activities                                                    (482.0)              (259.2)
                                                                                              --------------       --------------


Cash flows from financing activities:
     Repayment of long-term debt                                                                         -                 (6.0)
     Net proceeds from issuance of common stock upon the
        exercise of employee stock options in
        connection with an employee stock purchase plan                                              175.5                131.6
     Tax benefits related to employee stock options                                                  161.2                 66.9
     Repurchases of common stock                                                                    (485.1)              (470.7)
     Other                                                                                           (20.6)               (29.2)
                                                                                               -------------       --------------
           Net cash used in financing activities                                                    (169.0)              (307.4)
                                                                                               -------------       --------------

Increase (decrease) in cash and cash equivalents                                                       5.3                 (1.5)

Cash and cash equivalents at beginning of period                                                     130.9                201.1
                                                                                               -------------       --------------
Cash and cash equivalents at end of period                                                         $ 136.2              $ 199.6
                                                                                               =============       ==============


                                                      See accompanying notes.

                                   AMGEN INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 June 30, 2000


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

  Inventories

     Inventories are stated at the lower of cost or market. Cost is determined in a manner which approximates the first-in, first-out (FIFO) method. Inventories consist of currently marketed products and product candidates which the Company expects to commercialize. The inventory balance of such product candidates totaled $75.3 million and $20.3 million as of June 30, 2000 and December 31, 1999, respectively. Inventories are shown net of applicable reserves and allowances. Inventories consist of the following (in millions):


                                         June 30,             December 31,
                                           2000                   1999
                                    ----------------       ----------------

             Raw materials                    $ 45.4                 $ 37.5
             Work in process                   178.6                   96.6
             Finished goods                     48.6                   50.2
                                    ----------------       ----------------
                                              $272.6                 $184.3
                                    ================       ================

  Product sales

     Product sales primarily consist of sales from EPOGEN(R) (Epoetin alfa) and NEUPOGEN(R) (Filgrastim).

     The Company has the exclusive right to sell Epoetin alfa for dialysis, diagnostics and all non-human uses in the United States. The Company sells Epoetin alfa under the brand name EPOGEN(R). Amgen has granted to Ortho Pharmaceutical Corporation (which has assigned its rights under the product license agreement to Ortho Biotech, Inc.), a subsidiary of Johnson & Johnson ("Johnson & Johnson"), a license relating to Epoetin alfa for sales in the United States for all human uses except dialysis and diagnostics. Pursuant to this license, Amgen does not recognize product sales it makes into the exclusive market of Johnson & Johnson and does recognize the product sales made by Johnson & Johnson into Amgen's exclusive market. Sales in Amgen's exclusive market and adjustments thereto are derived from Company shipments and from third-party data on shipments to end users and their usage (see Note 6, "Contingencies - Johnson & Johnson arbitrations"). Sales of the Company's other products are recognized when shipped and title has passed.

  Foreign currency transactions

     The Company has a program to manage foreign currency risk. As part of this program, it has purchased foreign currency option and forward contracts to hedge against possible reductions in values of certain anticipated foreign currency cash flows generally over the next 12 months, primarily resulting from its sales in Europe. At June 30, 2000, the Company had option and forward contracts to exchange foreign currencies for U.S. dollars of $21.6 million and $45.4 million, respectively, all having maturities of seven months or less. The option contracts, which have only nominal intrinsic value at the time of purchase, are designated as effective hedges of anticipated foreign currency transactions for financial reporting purposes and accordingly, the net gains on such contracts are deferred and recognized in the same period as the hedged transactions. The forward contracts do not qualify as hedges for financial reporting purposes and accordingly, are marked-to-market. Net gains on option contracts (including option contracts for hedged transactions whose occurrence are no longer probable) and changes in market values of forward contracts are reflected in "Interest and other income". The deferred premiums on option contracts and fair values of forward contracts are included in "Other current assets".

     The Company has additional foreign currency forward contracts to hedge exposures to foreign currency fluctuations of certain assets and liabilities denominated in foreign currencies. At June 30, 2000, the Company had forward contracts to exchange foreign currencies for U.S. dollars of $46.3 million, all having maturities of less than one month. These contracts are designated as effective hedges and accordingly, gains and losses on these forward contracts are recognized in the same period the offsetting gains and losses of hedged assets and liabilities are realized and recognized. The fair values of the forward contracts are included in the corresponding captions of the hedged assets and liabilities. Gains and losses on forward contracts, to the extent they differ in amount from the hedged assets and liabilities, are included in "Interest and other income".

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

     The following table sets forth the computation for basic and diluted earnings per share (in millions, except per share information):

                                                                        Three Months Ended                 Six Months Ended
                                                                            June 30,                           June 30,
                                                                     2000            1999               2000            1999
                                                                -------------   -------------      -------------   -------------
Numerator for basic and diluted
    earnings per share - net income                                  $302.6          $267.6             $568.8          $514.8
                                                                =============   =============      =============   =============

Denominator:
    Denominator for basic earnings
      per share - weighted-average shares                           1,027.5         1,021.1            1,025.4         1,022.3
    Effect of dilutive securities -
      employee stock options and stock
      issuances under the employee stock
      purchase plan                                                    55.8            52.7               59.2            55.1
                                                                -------------   -------------      -------------   -------------
    Denominator for diluted earnings
      per share - adjusted weighted-
      average shares                                                1,083.3         1,073.8            1,084.6         1,077.4
                                                                =============   =============      =============   =============

Basic earnings per share                                             $ 0.29          $ 0.26             $ 0.55          $ 0.50

Diluted earnings per share                                           $ 0.28          $ 0.25             $ 0.52          $ 0.48



  Recent accounting pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 establishes accounting and reporting standards requiring that all derivatives be recorded in the balance sheet as either an asset or liability measured at fair value and that changes in fair value be recognized currently in earnings, unless specific hedge accounting criteria are met. The Company is required to adopt SFAS 133, as amended, in the first quarter of 2001 and is currently evaluating the effect that such adoption may have on its results of operations and financial position.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements". SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. The Company is required to adopt SAB 101 in the fourth quarter of 2000. Management does not expect the adoption of SAB 101 to have a material effect on the Company's results of operations or financial position.

  Use of estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates.

  Basis of presentation

     The financial information for the three and six months ended June 30, 2000 and 1999 is unaudited but includes all adjustments (consisting only of normal recurring accruals, unless otherwise indicated) which the Company considers necessary for a fair presentation of the results of operations for these periods. Interim results are not necessarily indicative of results for the full fiscal year.

  Reclassification

     Certain prior year amounts have been reclassified to conform to the current year presentation.


2.   Debt

     As of June 30, 2000, the Company had $223 million of unsecured long-term debt securities outstanding. These unsecured long-term debt securities consisted of: 1) $100 million of debt securities that bear interest at a fixed rate of 6.5% and mature in 2007 that were issued in December 1997 under a $500 million debt shelf registration (the "Shelf"), 2) $100 million of debt securities that bear interest at a fixed rate of 8.1% and mature in 2097 and 3) $23 million of debt securities that bear interest at a fixed rate of 6.2% and mature in 2003. Under the Shelf, all of the remaining $400 million of debt securities available for issuance may be offered under the Company's medium-term note program from time to time with terms to be determined by market conditions.

     The Company has a commercial paper program which provides for unsecured short-term borrowings up to an aggregate of $200 million.

As of June 30, 2000, commercial paper with a face amount of $100 million was outstanding. These borrowings had maturities of less than one month and had effective interest rates averaging 6.0%.

     The Company also has an unsecured $150 million credit facility that expires on May 28, 2003. This credit facility supports the Company's commercial paper program. As of June 30, 2000, no amounts were outstanding under this line of credit.

3.   Income taxes

     The provision for income taxes consists of the following (in millions):

                                                   Three Months Ended                 Six Months Ended
                                                        June 30,                           June 30,
                                                   2000           1999               2000           1999
                                              -------------   ------------      -------------   ------------
Federal (including U.S. possessions)                 $126.1         $105.9             $235.0         $196.6
State                                                  11.0            8.9               20.6           16.7
                                              -------------   ------------      -------------   ------------
                                                     $137.1         $114.8             $255.6         $213.3
                                              =============   ============      =============   ============



     The Company's effective tax rate for the three and six months ended June 30, 2000 was 31.2% and 31.0%, respectively, compared with 30.0% and 29.3% for the same periods last year. The higher effective tax rates in the current year are primarily due to an increase in the current year's expected pretax income without corresponding increases in the tax benefits associated with the Company's Puerto Rico operations and research and experimentation credits.


4.   Stockholders' equity

     During the six months ended June 30, 2000, the Company repurchased 7.6 million shares of its common stock at a total cost of $485.1 million under its common stock repurchase program. In October 1999, the Board of Directors authorized the Company to repurchase up to $2 billion of common stock through December 31, 2000, replacing the remaining amount authorized in October 1998. The amount the Company spends on and the number of shares repurchased each quarter varies based on a variety of factors, including the stock price and blackout periods in which the Company is restricted from repurchasing shares. At June 30, 2000, $1,163.1 million of this authorization remained. Stock repurchased under the program is retired.

     On May 11, 2000, the Company's stockholders approved an increase in the number of authorized shares of common stock from 1,500,000,000 to 2,750,000,000.

5.   Comprehensive income

     During the three and six months ended June 30, 2000, total comprehensive income was $291.0 million and $609.2 million, respectively. During the three and six months ended June 30, 1999, total comprehensive income was $260.7 million and $495.4 million, respectively. The Company's other comprehensive income/loss is comprised of unrealized gains and losses on the Company's available-for-sale securities and foreign currency translation adjustments.


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

     Because the Arbitrator ruled that the Company was the successful party in the arbitration, Johnson & Johnson was ordered to pay to the Company all costs and expenses, including reasonable attorneys' fees, that the Company incurred in the arbitration as well as one-half of the audit costs. The Company submitted a bill for such costs and expenses incurred over an eight-year period in the amount of approximately $110 million. Johnson & Johnson contested substantially all such costs and expenses. In addition, on October 26, 1998, Johnson & Johnson filed a petition in the Circuit Court of Cook County, Illinois (the "Illinois Lawsuit") seeking to vacate or modify the Arbitrator's award to the Company of all costs and expenses, including reasonable attorney's fees and costs, that the Company incurred in the arbitration. On January 26, 2000, the Arbitrator ruled that the Company is entitled to recover approximately $78 million of its costs and expenses from Johnson & Johnson. On July 5, 2000, the Company and Johnson & Johnson entered into a Settlement Agreement and Mutual Release which provides that (i) the Company, as the successful party in the arbitration, will receive from Johnson & Johnson $78 million for costs and expenses, including reasonable attorneys' fees that the Company incurred in the arbitration as well as one-half of the audit costs, (ii) the Company will pay to Johnson & Johnson $10 million in full and final satisfaction of a dispute as to the remaining amount due to Johnson & Johnson for the 1991-1994 spillover award and (iii) Johnson & Johnson will voluntarily dismiss with prejudice the Illinois Lawsuit. On July 17, 2000, the Arbitrator issued a final order awarding the Company $78 million in costs and expenses, including reasonable attorneys' fees that the Company incurred in the arbitration as well as one-half of the audit costs. The Company will recognize the $78 million benefit of this award in the third quarter of 2000. On July 24, 2000, the Illinois Lawsuit was dismissed with prejudice.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

     The Company had cash, cash equivalents and marketable securities of $1,621.1 million at June 30, 2000, compared with $1,333.0 million at December 31, 1999. Cash provided by operating activities has been and is expected to continue to be the Company's primary source of funds. During the six months ended June 30, 2000, operations provided $656.3 million of cash compared with $565.1 million during the same period last year.

     Capital expenditures totaled $188.7 million for the six months ended June 30, 2000, compared with $147.0 million for the same period a year ago. The Company anticipates spending approximately $450 million to $550 million in 2000 on capital projects and equipment to expand the Company's global operations.

     The Company receives cash from the exercise of employee stock options and proceeds from the sale of stock by Amgen pursuant to the employee stock purchase plan. During the six months ended June 30, 2000, employee stock option exercises, their related tax benefits and proceeds from the sale of stock by Amgen pursuant to the employee stock purchase plan provided $336.7 million of cash compared with $198.5 million for the same period last year. Proceeds from the exercise of employee stock options and their related tax benefits will vary from period to period based upon, among other factors, fluctuations in the market value of the Company's stock relative to the exercise price of such options.

     The Company has a stock repurchase program primarily to reduce the dilutive effect of its employee stock option and stock purchase plans. During the six months ended June 30, 2000, the Company purchased 7.6 million shares of its common stock at a cost of $485.1 million compared with 13.9 million shares purchased at a cost of $470.7 million during the same period last year. In October 1999, the Board of Directors authorized the Company to repurchase up to $2 billion of common stock through December 31, 2000, replacing the remaining amount authorized in October 1998. The amount the Company spends on and the number of shares repurchased each quarter varies based on a variety of factors, including the stock price and blackout periods in which the Company is restricted from repurchasing shares. As of June 30, 2000, $1,163.1 million was available for stock repurchases.

     To provide for financial flexibility and increased liquidity, the Company has established several sources of debt financing. As of June 30, 2000, the Company had $223 million of unsecured long-term debt securities outstanding. These unsecured long-term debt securities consisted of: 1) $100 million of debt securities that bear interest at a fixed rate of 6.5% and mature in 2007 that were issued in December 1997 under a $500 million debt shelf registration (the "Shelf"), 2) $100 million of debt securities that bear interest at a fixed rate of 8.1% and mature in 2097 and 3) $23 million of debt securities that bear interest at a fixed rate of 6.2% and mature in

2003. Under the Shelf, all of the remaining $400 million of debt securities available for issuance may be offered under the Company's medium-term note program from time to time with terms to be determined by market conditions.

     The Company's sources of debt financing also include a commercial paper program which provides for unsecured short-term borrowings up to an aggregate face amount of $200 million. As of June 30, 2000, commercial paper with a face amount of $100 million was outstanding. These borrowings had maturities of less than one month and had effective interest rates averaging 6.0%. In addition, the Company has an unsecured $150 million credit facility that expires on May 28, 2003. This credit facility supports the Company's commercial paper program. As of June 30, 2000, no amounts were outstanding under this line of credit.

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


Results of Operations

  Product sales

     Product sales were $806.8 million and $1,504.4 million during the three and six months ended June 30, 2000, respectively. These amounts represent increases of $68.9 million and $78.2 million or 9% and 5%, respectively, over the same periods last year. Quarterly product sales are influenced by a number of factors, including underlying demand, wholesaler inventory management practices and foreign exchange effects.

     EPOGEN(R) (Epoetin alfa)

     EPOGEN(R) sales were $493.0 million and $933.4 million for the three and six months ended June 30, 2000, respectively. These amounts represent increases of $65.0 million and $110.5 million or 15% and 13%, respectively, over the same periods last year. These increases were primarily due to higher demand. Sales in the first six months of 2000 were adversely impacted by year 2000-related sales to wholesalers in the fourth quarter of 1999 for which the Company provided extended payment terms and, the Company believes, by dialysis provider inventory drawdowns in 2000 of additional 1999 year-end stockpiling. The Company also believes that some of this dialysis provider stockpiling may have been due to year 2000 concerns and year-end contract expirations.

     NEUPOGEN(R) (Filgrastim)

     Worldwide NEUPOGEN(R) sales for the three months ended June 30, 2000 were $309.7 million, an increase of $6.2 million or 2% over the same period last year. For the six months ended June 30, 2000, worldwide NEUPOGEN(R) sales were $559.7 million, a decrease of $30.8 million or 5% from the same period last year.

     During the second quarter of 2000, NEUPOGEN(R) sales were adversely impacted by several factors, including foreign exchange effects and continued low inventory levels at major wholesalers. The Company believes that NEUPOGEN(R) demand also softened in the second quarter of 2000 and grew at a mid-single digit rate, which includes the effect of higher prices in the U.S. The Company believes this softness in demand was due in part to the realignment of the oncology sales force.

     NEUPOGEN(R) sales in the first six months of 2000 were adversely impacted primarily by year 2000-related sales to wholesalers in the fourth quarter of 1999 for which the Company provided extended payment terms and, the Company believes, by additional wholesaler inventory drawdowns in 2000. In addition, NEUPOGEN(R) sales in the first six months of 2000 were also adversely impacted by the stronger U.S. dollar. These decreases were partially offset by higher demand, which includes the effect of higher prices in the U.S.

     Other product sales

     Other product sales primarily consist of INFERGEN(R) (Interferon alfacon-
1). INFERGEN(R) sales were $3.8 million and $10.7 million for the three and six months ended June 30, 2000, respectively. These amounts represent decreases of $2.5 million and $1.9 million or 40% and 15%, respectively, from the same periods last year. INFERGEN(R) was launched in October 1997 for the treatment of chronic hepatitis C virus infection. There are existing treatments, including combination therapy, for this infection against which INFERGEN(R) competes. The Company cannot predict the extent to which it will maintain its share or further penetrate this market.

  Corporate partner revenues

     During the three and six months ended June 30, 2000, corporate partner revenues increased $12.1 million and $59.3 million, or 25% and 78%, respectively, compared with the same periods last year. These increases were primarily due to amounts earned from Kirin-Amgen, Inc. related to the NESP development program.

  Cost of sales

     Cost of sales as a percentage of product sales was 12.6% and 12.5% for the three and six months ended June 30, 2000, respectively, compared with 13.4% for both of the same periods last year. These decreases as a percentage of product sales were due in part to increased manufacturing efficiencies.

  Research and development

     During the three and six months ended June 30, 2000, research and development expenses increased $8.7 million and $10.5 million, or 4% and 3%, respectively, compared with the same periods last year. Research and development expenses increased primarily due to higher staff-related costs necessary to support ongoing product development activities and higher clinical trial costs. These increases were substantially offset by a reduction in clinical manufacturing and product licensing costs.

  Selling, general and administrative

     During the three and six months ended June 30, 2000, selling, general and administrative ("SG&A") expenses increased $47.9 million and $84.7 million, or 30% and 29%, respectively, compared with the same periods last year. SG&A expenses increased primarily due to higher staff-related costs and outside marketing expenses as the Company continues to support its existing products and prepares for anticipated new product launches.

  Interest and other income

     During the three and six months ended June 30, 2000, interest and other income increased $18.7 million and $36.6 million, or 76% and 85%, respectively, compared with the same periods last year. These increases were primarily due to gains realized on the sale of certain equity securities in the Company's portfolio.

  Income taxes

     The Company's effective tax rate for the three and six months ended June 30, 2000 was 31.2% and 31.0%, respectively, compared with 30.0% and 29.3% for the same periods last year. The higher effective tax rates in the current year are primarily due to an increase in the current year's expected pretax income without corresponding increases in the tax benefits associated with the Company's Puerto Rico operations and research and experimentation credits.

  Foreign currency transactions

     The Company has a program to manage certain portions of its exposure to fluctuations in foreign currency exchange rates arising from international operations. The Company generally hedges the receivables and payables with foreign currency forward contracts, which typically mature within one to three months. The Company uses foreign currency option and forward contracts which generally expire within 12 months to hedge certain anticipated future sales and expenses. At June 30, 2000, outstanding foreign currency option and forward contracts totaled $21.6 million and $91.7 million, respectively.


Financial Outlook

     The Company expects the EPOGEN(R) sales growth rate in 2000 to be in the low teens. As average hematocrits have risen, the rate of demand growth has slowed and the Company expects this trend to continue in the future. Patients receiving treatment for end stage renal disease are covered primarily under medical programs provided by the federal government. Therefore, EPOGEN(R) sales may also be affected by future changes in reimbursement rates or a change in the basis for reimbursement by the federal government.

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

     Assuming that foreign exchange rates for the U.S. dollar remain at levels existing at June 30, 2000, the Company expects NEUPOGEN(R) sales in 2000 to be approximately the same as in 1999. The Company believes that there may be a trend in some cancer settings towards the use of chemotherapy treatments that are less myelosuppressive. Chemotherapy treatments that are less myelosuppressive may require less NEUPOGEN(R). Future NEUPOGEN(R) sales growth is dependent primarily upon further penetration of existing markets and the effects of competitive products. NEUPOGEN(R) usage is expected to continue to be affected by cost containment pressures from governments and private insurers on health care providers worldwide. In addition, reported NEUPOGEN(R) sales will continue to be affected by changes in foreign currency exchange rates. In both domestic and foreign markets, sales of NEUPOGEN(R) are dependent, in part, on the availability of reimbursement from third party payors such as governments (for example, Medicare and Medicaid programs in the U.S.) and private insurance plans. Therefore, NEUPOGEN(R) sales may also be affected by future changes in reimbursement rates or changes in the bases for reimbursement.

     In their fiscal year 2001 budget, the Clinton administration has proposed a reduction in the basis upon which Medicare reimburses for outpatient prescription drugs from the current 95% of average wholesale price ("AWP") to 83% of AWP. This proposal would impact reimbursement of NEUPOGEN(R). The Company believes the proposal, if enacted, would primarily affect customers that use NEUPOGEN(R) and it is difficult to predict its impact on Amgen.

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

     Excluding a legal award benefit of $78 million to be recorded in the third quarter of 2000 (see Note 6 to the Condensed Consolidated Financial Statements), Amgen expects earnings per share for 2000 to be in the range of $1.06 to $1.08. Estimates of future product sales, operating expenses and earnings per share are necessarily speculative in nature and are difficult to predict with accuracy.

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

                          PART II - OTHER INFORMATION


Item 1.   LEGAL PROCEEDINGS

     Legal proceedings are reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, with material developments since that report described in the Company's Form 10-Q for the quarter ended March 31, 2000, and below. While it is not possible to predict accurately or to determine the eventual outcome of these matters, the Company believes that the outcome of these proceedings will not have a material adverse effect on the annual financial statements of the Company.

Transkaryotic Therapies and Aventis S.A. litigation

     On May 15, 2000, trial began in the United States District Court in Boston, Massachusetts (the "Court") and is ongoing. On June 9, 2000, the Court granted Transkaryotic Therapies, Inc.'s ("TKT") and Hoechst Marion Roussel, Inc.'s ("HMR" - now Aventis S.A., together with TKT, the "Defendants") motion for non-infringement of U.S. Patent No. 5,618,698 (the "'698 Patent"), removing the '698 Patent from this action. The Court also held that, although the Defendants' erythropoietin product does not literally fall within the scope of U.S. Patent No. 5,621,080 (the "'080 Patent"), such product may infringe if it is found to be equivalent to the product claimed by the '080 Patent. Additionally, the Court denied the Defendants' motion for non-infringement of U.S. Patent No. 5,547,933 (the "'933 Patent"). On July 21, 2000, the Court granted Amgen's motion for judgment on the Defendants' defenses of invalidity based upon anticipation and obviousness. The issues of infringement of the '933 Patent, the '080 Patent and U.S. Patent No. 5,756,349 remain to be decided by the Court as well as the other validity and inequitable conduct defenses raised by the Defendants.

Securities litigation

     The class action complaint filed against the Company and certain of its current and former officers in the California Superior Court for the County of Ventura was dismissed with prejudice on May 31, 2000.

Johnson & Johnson arbitrations

     The Company is engaged in arbitration proceedings with one of its licensees. See Note 6 to the Condensed Consolidated Financial Statements, "Contingencies-Johnson & Johnson arbitrations".

Item 4.   Submission of Matters to a Vote of Security Holders

     (a)  The Company held its Annual Meeting of Stockholders on May 11, 2000.

     (b)  Omitted pursuant to Instruction 3 to Item 4 of Form 10-Q.

     (c) The four matters voted upon at the meeting were: (i) to elect three directors to a three year term of office expiring at the Annual Meeting of Stockholders in the year 2003; (ii) to approve an amendment to the Company's Restated Certificate of Incorporation, as amended, to increase the authorized number of shares of Common Stock from 1,500,000,000 shares to 2,750,000,000 shares ("Proposal Two"); (iii)
          to approve an amendment to the Company's Amended and Restated Employee Stock Purchase Plan to extend the term of such plan indefinitely ("Proposal Three"); and (iv) to ratify the selection of Ernst & Young LLP as independent auditors of the Company for the year ending December 31, 2000 ("Proposal Four").

          (i) With respect to each of the nominees for director, Gordon M. Binder, received 902,615,275 shares in favor and 5,938,887 shares were withheld, Fredrick W. Gluck received 847,729,463 shares in favor and 60,824,699 shares were withheld and Franklin
                P. Johnson, Jr. received 902,666,186 shares in favor and 5,887,976 shares were withheld, and there were no abstentions or broker non-votes. All nominees were declared to have been elected as directors to hold office until the Annual Meeting of Stockholders in the year 2003.

          (ii) With respect to Proposal Two, 840,847,018 shares were in favor, 63,282,003 shares were against, 4,424,308 shares abstained and there were 833 broker non-votes. Proposal Two was declared to have been approved.

          (iii) With respect to Proposal Three, 878,301,243 shares were in favor, 24,001,076 shares were against, 6,209,340 shares abstained and there were 42,503 broker non-votes. Proposal Three was declared to have been approved.

          (iv) With respect to Proposal Four, 903,214,912 shares were in favor, 1,694,599 shares were against, 3,644,649 shares abstained and there were 2 broker non-votes. Proposal Four was declared to have been approved.

     (d)  Not applicable.

Item 5.  Other Information

     The Company's 2001 Annual Meeting of Stockholders will be held on May 17, 2001.


Item 6.  Exhibits and Reports on Form 8-K

     (a) Reference is made to the Index to Exhibits included herein.

     (b) Reports on Form 8-K - none

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 Amgen Inc.
                                 (Registrant)



Date:   8/1/00                   By: /s/ Kathryn E. Falberg
----------------                 ------------------------------------
                                 Kathryn E. Falberg
                                 Senior Vice President, Finance
                                 and Chief Financial Officer



Date:   8/1/00                   By: /s/ Barry D. Schehr
----------------                 ------------------------------------
                                 Barry D. Schehr
                                 Vice President, Financial
                                 Operations, and
                                 Chief Accounting Officer

                                   AMGEN INC.


                               INDEX TO EXHIBITS


Exhibit No.                      Description

   3.1      Restated Certificate of Incorporation as amended. (14)
   3.2      Amended and Restated Bylaws. (22)
   3.3*     Certificate of Amendment of Restated Certificate of Incorporation.
   3.4*     Certificate of Amendment of Certificate of Designations of Series A
            Junior Participating Preferred Stock.
   4.1      Indenture dated January 1, 1992 between the Company and Citibank
            N.A., as trustee. (6)
   4.2      First Supplement to Indenture, dated February 26, 1997 between the
            Company and Citibank N.A., as trustee. (11)
   4.3      Officer's Certificate pursuant to Sections 2.1 and 2.3 of the
            Indenture, as supplemented, establishing a series of securities "8-
            1/8% Debentures due April 1, 2097." (13)
   4.4      8-1/8% Debentures due April 1, 2097. (13)
   4.5      Form of stock certificate for the common stock, par value $.0001 of the Company. (14)
   4.6      Officer's Certificate pursuant to Sections 2.1 and 2.3 of the
            Indenture, dated as of January 1, 1992, as supplemented by the First supplemental Indenture, dated as of February 26, 1997, each between the Company and Citibank, N.A., as Trustee, establishing a series of securities entitled "6.50% Notes Due December 1, 2007". (16)
   4.7      6.50% Notes Due December 1, 2007 described in Exhibit 4.6. (16)
   4.8      Corporate Commercial Paper - Master Note between and among Amgen
            Inc., as Issuer, Cede & Co., as nominee of The Depository Trust
            Company and Citibank, N.A. as Paying Agent. (19)
  10.1      Company's Amended and Restated 1991 Equity Incentive Plan. (22)
  10.2      Sixth Amendment to the Company's Amended and Restated Retirement and
            Savings Plan as amended and restated April 1, 1996. (21)
  10.3      Shareholder's Agreement of Kirin-Amgen, Inc., dated May 11, 1984, between the Company and Kirin Brewery Company, Limited (with certain confidential information deleted therefrom). (1)
  10.4*     Amendment Nos. 1, 2, and 3, dated March 19, 1985, July 29, 1985 and
            December 19, 1985, respectively, to the Shareholder's Agreement of
            Kirin-Amgen, Inc., dated May 11, 1984.
  10.5*     Product License Agreement, dated September 30, 1985, and Technology
            License Agreement, dated, September 30, 1985 between the Company and
            Ortho Pharmaceutical Corporation.

  10.6*     Product License Agreement, dated September 30, 1985, and Technology
            License Agreement, dated September 30, 1985 between Kirin-Amgen,
            Inc. and Ortho Pharmaceutical Corporation.
  10.7*     Company's Amended and Restated Employee Stock Purchase Plan.
  10.8      Research, Development Technology Disclosure and License Agreement
            PPO, dated January 20, 1986, by and between the Company and Kirin
            Brewery Co., Ltd. (2)
  10.9      Amendment Nos. 4 and 5, dated October 16, 1986 (effective July 1,
            1986) and December 6, 1986 (effective July 1, 1986), respectively, to the Shareholders Agreement of Kirin-Amgen, Inc. dated May 11,
            1984 (with certain confidential information deleted therefrom). (3)
  10.10     Assignment and License Agreement, dated October 16, 1986, between the Company and Kirin-Amgen, Inc. (with certain confidential information deleted therefrom). (3)
  10.11     G-CSF European License Agreement, dated December 30, 1986, between
            Kirin-Amgen, Inc. and the Company (with certain confidential information deleted therefrom). (3)
  10.12     Research and Development Technology Disclosure and License
            Agreement: GM-CSF, dated March 31, 1987, between Kirin Brewery
            Company, Limited and the Company (with certain confidential information deleted therefrom). (3)
  10.13     Company's Amended and Restated 1988 Stock Option Plan. (9)
  10.14     Company's Amended and Restated Retirement and Savings Plan. (9)
  10.15     Amendment, dated June 30, 1988, to Research, Development, Technology
            Disclosure and License Agreement: GM-CSF dated March 31, 1987, between Kirin Brewery Company, Limited and the Company. (4)
  10.16     Agreement on G-CSF in Certain European Countries, dated January 1,
            1989, between Amgen Inc. and F. Hoffmann-La Roche & Co. Limited
            Company (with certain confidential information deleted therefrom).
            (5)
  10.17     Partnership Purchase Agreement, dated March 12, 1993, between the
            Company, Amgen Clinical Partners, L.P., Amgen Development
            Corporation, the Class A limited partners and the Class B limited partner. (7)
  10.18     Amgen Inc. Supplemental Retirement Plan (As Amended and Restated
            Effective November 1, 1999). (23)
  10.19*    First Amendment to Amgen Inc. Change of Control Severance Plan.
  10.20     Amended and Restated Amgen Performance Based Management Incentive
            Plan. (22)
  10.21     Credit Agreement, dated as of May 28, 1998, among Amgen Inc., the
            Borrowing Subsidiaries named therein, the Banks named therein,
            Citibank, N.A., as Issuing Bank, and Citicorp USA, Inc., as
            Administrative Agent. (20)
  10.22     Promissory Note of Mr. George A. Vandeman, dated December 15, 1995.
            (8)
  10.23     Promissory Note of Mr. George A. Vandeman, dated December 15, 1995.
            (8)
  10.24     Agreement between Amgen Inc. and Dr. N. Kirby Alton, dated October
            11, 1999. (23)

   10.25    Amendment No. 1 to the Company's Amended and Restated Retirement and
            Savings Plan. (9)
   10.26    Seventh Amendment to the Amgen Retirement and Savings Plan as
            Amended and Restated effective April 1, 1996. (22)
   10.27    Amendment Number 2 to the Company's Amended and Restated Retirement
            and Savings Plan dated April 1, 1996. (12)
   10.28    Amgen Inc. Change of Control Severance Plan effective as of October
            20, 1998. (21)
   10.29    Preferred Share Rights Agreement, dated February 18, 1997, between
            Amgen Inc. and American Stock Transfer and Trust Company, Rights
            Agent. (10)
   10.30    First Amendment, effective January 1, 1998, to the Company's Amended and Restated Employee Stock Purchase Plan. (15)
   10.31    Third Amendment, effective January 1, 1997, to the Company's Amended and Restated Retirement and Savings Plan dated April 1, 1996. (15)
   10.32    Agreement between Amgen Inc. and Dr. Fabrizio Bonanni, dated March
            3, 1999. (23)
   10.33    Promissory Note of Ms. Kathryn E. Falberg, dated April 7, 1995. (17)
   10.34    Promissory Note of Mr. Edward F. Garnett, dated July 18, 1997. (17)
   10.35    Fourth Amendment to the Company's Amended and Restated Retirement
            and Savings Plan as amended and restated effective April 1, 1996.
            (17)
   10.36    Fifth Amendment to the Company's Amended and Restated Retirement and
            Savings Plan as amended and restated effective April 1, 1996. (17)
   10.37    Company's Amended and Restated 1987 Directors' Stock Option Plan.
            (12)
   10.38    Amended and Restated Agreement on G-CSF in the EU between Amgen Inc.
            and F. Hoffmann-La Roche Ltd (with certain confidential information deleted therefrom). (19)
   10.39    Collaboration and License Agreement, dated December 15, 1997, between the Company, GPI NIL Holdings, Inc. and Guilford
            Pharmaceuticals Inc. (with certain confidential information deleted therefrom). (18)
   10.40    Promissory Note of Dr. Fabrizio Bonanni, dated August 7, 1999. (23)
   10.41    Promissory Note of Dr. Fabrizio Bonanni, dated October 29, 1999.
            (23)
   10.42    Agreement between Amgen Inc. and Dr. Lawrence M. Souza, Ph.D., dated
            March 6, 2000. (24)
   10.43*   Agreement between Amgen Inc. and Mr. Gordon M. Binder, dated May 10,
            2000.
   27*      Financial Data Schedule.
   99*      Sections appearing under the heading "Item 1.  Business - Factors
            That May Affect Amgen" in the Company's Annual Report on Form 10-K
            for the year ended December 31, 1999.
----------------
*    Filed herewith.

(1) Filed as an exhibit to the Annual Report on Form 10-K for the year ended March 31, 1984 on June 26, 1984 and incorporated herein by reference.
(2) Filed as an exhibit to Amendment No. 1 to Form S-1 Registration Statement (Registration No. 33-3069) on March 11, 1986 and incorporated herein by reference.
(3) Filed as an exhibit to the Form 10-K Annual Report for the year ended March 31, 1987 on May 18, 1987 and incorporated herein by reference.
(4) Filed as an exhibit to Form 8 amending the Quarterly Report on Form 10-Q for the quarter ended June 30, 1988 on August 25, 1988 and incorporated herein by reference.
(5) Filed as an exhibit to the Form 8 dated November 8, 1989, amending the Annual Report on Form 10-K for the year ended March 31, 1989 on June 28, 1989 and incorporated herein by reference.
(6) Filed as an exhibit to Form S-3 Registration Statement dated December 19, 1991 and incorporated herein by reference.
(7) Filed as an exhibit to the Form 8-A dated March 31, 1993 and incorporated herein by reference.
(8) Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1995 on March 29, 1996 and incorporated herein by reference.
(9) Filed as an exhibit to the Form 10-Q for the quarter ended September 30, 1996 on November 5, 1996 and incorporated herein by reference.
(10) Filed as an exhibit to the Form 8-K Current Report dated February 18, 1997 on February 28, 1997 and incorporated herein by reference.
(11) Filed as an exhibit to the Form 8-K Current Report dated March 14, 1997 on March 14, 1997 and incorporated herein by reference.
(12) Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1996 on March 24, 1997 and incorporated herein by reference.
(13) Filed as an exhibit to the Form 8-K Current Report dated April 8, 1997 on April 8, 1997 and incorporated herein by reference.
(14) Filed as an exhibit to the Form 10-Q for the quarter ended March 31, 1997 on May 13, 1997 and incorporated herein by reference.
(15) Filed as an exhibit to the Form 10-Q for the quarter ended June 30, 1997 on August 12, 1997 and incorporated herein by reference.
(16) Filed as an exhibit to the Form 8-K Current Report dated and filed on December 5, 1997 and incorporated herein by reference.
(17) Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1997 on March 24, 1998 and incorporated herein by reference.
(18) Filed as Exhibit 10.40 to the Guilford Pharmaceuticals Inc. Form 10-K for the year ended December 31, 1997 on March 27, 1998 and incorporated herein by reference.
(19) Filed as an exhibit to the Form 10-Q for the quarter ended March 31, 1998 on May 13, 1998 and incorporated herein by reference.

(20) Filed as an exhibit to the Form 10-Q for the quarter ended June 30, 1998 on August 14, 1998 and incorporated herein by reference.
(21) Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1998 on March 16, 1999 and incorporated herein by reference.
(22) Filed as an exhibit to the Form 10-Q for the quarter ended June 30, 1999 on August 3, 1999 and incorporated herein by reference.
(23) Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1999 on March 7, 2000 and incorporated herein by reference.
(24) Filed as an exhibit to the Form 10-Q for the quarter ended March 31, 2000 on April 27, 2000 and incorporated herein by reference.