Form 10-Q
period 2000-09-30
AMGEN INC
filed 2000-11-14
CIK 318154

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                                   FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2000

                                 OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-12477

                                  AMGEN INC.
            (Exact name of registrant as specified in its charter)


       Delaware                                              95-3540776
-------------------------------                   -----------------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)


One Amgen Center Drive, Thousand Oaks, California                91320-1799
-------------------------------------------------------------------------------
    (Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code:  (805) 447-1000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.        Yes  X    No

As of September 30, 2000, the registrant had 1,032,982,183 shares of Common Stock, $0.0001 par value, outstanding.

                                   AMGEN INC.

                                     INDEX

                                                                       Page No.
PART I    FINANCIAL INFORMATION

          Item 1. Financial Statements..............................        3

            Condensed Consolidated Statements of
            Operations - three and nine months
            ended September 30, 2000 and 1999.......................        4

            Condensed Consolidated Balance Sheets -
            September 30, 2000 and December 31, 1999................        5

            Condensed Consolidated Statements of
            Cash Flows - nine months
            ended September 30, 2000 and 1999.......................        6

            Notes to Condensed Consolidated Financial
            Statements..............................................        7

          Item 2. Management's Discussion and Analysis
                  of Financial Condition and Results of
                  Operations........................................       17


PART II   OTHER INFORMATION

          Item 1. Legal Proceedings.................................       25

          Item 6. Exhibits and Reports on Form 8-K..................       26

          Signatures................................................       27

          Index to Exhibits.........................................       28

                        PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements

     The information in this report for the three and nine months ended September 30, 2000 and 1999 is unaudited but includes all adjustments (consisting only of normal recurring accruals, unless otherwise indicated) which Amgen Inc. ("Amgen" or the "Company") considers necessary for a fair presentation of the results of operations for those periods.

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

                                  AMGEN INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                     (In millions, except per share data)
                                  (Unaudited)

                                                           Three Months Ended           Nine Months Ended
                                                              September 30,                September 30,
                                                           2000          1999           2000          1999
                                                         --------      --------       --------      --------
Revenues:
     Product sales                                       $  851.0      $  769.2       $2,355.4      $2,195.4
     Corporate partner revenues                              51.9          43.6          187.2         119.6
     Royalty income                                          46.6          34.4          135.4          98.2
                                                         --------      --------       --------      --------
            Total revenues                                  949.5         847.2        2,678.0       2,413.2
                                                         --------      --------       --------      --------

Operating expenses:
     Cost of sales                                          109.5          98.9          296.9         290.1
     Research and development                               202.9         198.4          595.5         580.5
     Selling, general and administrative                    202.9         159.9          577.7         450.0
     Loss of affiliates, net                                  4.8           3.3           26.1          15.3
     Legal award                                            (73.9)        (49.0)         (73.9)        (49.0)
                                                         --------      --------       --------      --------
            Total operating expenses                        446.2         411.5        1,422.3       1,286.9
                                                         --------      --------       --------      --------

Operating income                                            503.3         435.7        1,255.7       1,126.3

Other income (expense):
     Interest and other income                               30.7          22.0          110.3          65.0
     Interest expense, net                                   (4.1)         (4.9)         (11.7)        (10.4)
                                                         --------      --------       --------      --------
            Total other income                               26.6          17.1           98.6          54.6
                                                         --------      --------       --------      --------

Income before income taxes                                  529.9         452.8        1,354.3       1,180.9

Provision for income taxes                                  171.0         152.8          426.6         366.1
                                                         --------      --------       --------      --------


Net income                                               $  358.9      $  300.0       $  927.7      $  814.8
                                                         ========      ========       ========      ========


Earnings per share:
     Basic                                               $   0.35      $   0.29       $   0.90      $   0.80
     Diluted                                             $   0.33      $   0.28       $   0.86      $   0.76

Shares used in calculation of earnings
     per share:
     Basic                                                1,032.1       1,021.5        1,027.7       1,022.1
     Diluted                                              1,085.6       1,078.8        1,085.0       1,078.0

                            See accompanying notes.

                                  AMGEN INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                     (In millions, except per share data)
                                  (Unaudited)

                                                                                  September 30,          December 31,
                                                                                      2000                   1999
                                                                                  -------------          ----------
                                      ASSETS
                                      ------
Current assets:
      Cash and cash equivalents                                                     $  159.8               $  130.9
      Marketable securities                                                          1,706.9                1,202.1
      Trade receivables, net                                                           303.3                  412.2
      Inventories                                                                      293.6                  184.3
      Other current assets                                                             158.4                  135.8
                                                                                    --------               --------
              Total current assets                                                   2,622.0                2,065.3
                                                                                    --------               --------

Property, plant and equipment at cost, net                                           1,715.3                1,553.6
Investments in affiliated companies                                                    120.9                  132.8
Other equity investments                                                               289.5                  129.7
Other assets                                                                           150.1                  196.2
                                                                                    --------               --------
                                                                                    $4,897.8               $4,077.6
                                                                                    ========               ========

                        LIABILITIES AND STOCKHOLDERS' EQUITY
                        ------------------------------------
Current liabilities:
      Accounts payable                                                              $  121.6               $   83.4
      Commercial paper                                                                  99.2                   99.5
      Accrued liabilities                                                              502.3                  648.2
                                                                                    --------               --------
              Total current liabilities                                                723.1                  831.1

Long-term debt                                                                         223.0                  223.0
Contingencies

Stockholders' equity:
      Preferred stock; $0.0001 par value; 5.0 shares
         authorized; none issued or outstanding                                            -                      -
      Common stock and additional paid-in capital;
         $0.0001 par value; 2,750.0 shares authorized;
         outstanding - 1,033.0 shares in 2000 and
         1,017.9 shares in 1999                                                      2,642.9                2,072.3
      Retained earnings                                                              1,248.6                  966.0
      Accumulated other comprehensive income (loss)                                     60.2                  (14.8)
                                                                                    --------               --------
              Total stockholders' equity                                             3,951.7                3,023.5
                                                                                    --------               --------
                                                                                    $4,897.8               $4,077.6
                                                                                    ========               ========

See accompanying notes.

                                  AMGEN INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In millions)
                                  (Unaudited)

                                                                                          Nine Months Ended
                                                                                              September 30,
                                                                                       2000                 1999
                                                                                    ---------            ---------
Cash flows from operating activities:
     Net income                                                                     $   927.7             $  814.8
     Depreciation and amortization                                                      156.3                128.6
     Tax benefits related to employee stock options                                     304.5                110.4
     Gain on equity investments                                                         (30.7)                   -
     Loss of affiliates, net                                                             26.1                 15.3
     Cash provided by (used in):
          Trade receivables, net                                                        108.9                 19.5
          Inventories                                                                  (109.3)               (36.1)
          Other current assets                                                          (12.9)                 4.6
          Accounts payable                                                               38.2                (20.8)
          Accrued liabilities                                                          (145.9)               (41.9)
                                                                                    ---------             --------
               Net cash provided by operating activities                              1,262.9                994.4
                                                                                    ---------             --------

Cash flows from investing activities:
     Purchases of property, plant and equipment                                        (318.0)              (211.3)
     Proceeds from maturities of marketable  securities                                     -                 25.9
     Proceeds from sales of marketable securities                                       868.2                545.4
     Purchases of marketable securities                                              (1,359.7)              (847.8)
     Other                                                                              (15.0)                (3.0)
                                                                                    ---------             --------
               Net cash used in investing activities                                   (824.5)              (490.8)
                                                                                    ---------             --------

Cash flows from financing activities:
     Net proceeds from issuance of common stock upon the
          exercise of employee stock options and in
          connection with an employee stock purchase plan                               266.1                201.7
     Repurchases of common  stock                                                      (645.1)              (672.8)
     Other                                                                              (30.5)               (45.3)
                                                                                    ---------             --------
               Net cash used in financing activities                                   (409.5)              (516.4)
                                                                                    ---------             --------

Increase (decrease) in cash and cash equivalents                                         28.9                (12.8)

Cash and cash equivalents at beginning of period                                        130.9                201.1

                                                                                    ---------             --------
Cash and cash equivalents at end of period                                          $   159.8             $  188.3
                                                                                    =========             ========

                            See accompanying notes.

                                  AMGEN INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              September 30, 2000

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

  Inventories

     Inventories are stated at the lower of cost or market. Cost is determined in a manner which approximates the first-in, first-out (FIFO) method. Inventories consist of currently marketed products and product candidates which the Company expects to commercialize. The inventory balance of such product candidates totaled $93.1 million and $20.3 million as of September 30, 2000 and December 31, 1999, respectively. Inventories are shown net of applicable reserves and allowances. Inventories consist of the following (in millions):

                                     September 30,    December 31,
                                          2000            1999
                                     -------------    ------------

          Raw materials                  $ 36.9          $ 37.5
          Work in process                 212.7            96.6
          Finished goods                   44.0            50.2
                                         ------          ------
                                         $293.6          $184.3
                                         ======          ======


  Product sales

     Product sales primarily consist of sales from EPOGEN(R) (Epoetin alfa) and NEUPOGEN(R) (Filgrastim).

     The Company has the exclusive right to sell Epoetin alfa for dialysis, diagnostics and all non-human uses in the United States. The Company sells Epoetin alfa under the brand name EPOGEN(R). Amgen has granted to Ortho Pharmaceutical Corporation (which has assigned its rights under the product license agreement to Ortho Biotech Products, L.P.), a subsidiary of Johnson & Johnson ("Johnson & Johnson"), a license relating to Epoetin alfa for sales in the United States for all human uses except dialysis and diagnostics. Pursuant to this license, Amgen does not recognize product sales it makes into the exclusive market of Johnson & Johnson and does recognize the product sales made by Johnson & Johnson into Amgen's exclusive market. Sales in Amgen's exclusive market and adjustments thereto are derived from Company shipments and from third-party data on shipments to end users and their usage (see Note 6, "Contingencies - Johnson & Johnson arbitrations"). Sales of the Company's other products are recognized when shipped and title has passed.

  Foreign currency transactions

     The Company has a program to manage foreign currency risk. As part of this program, it has purchased foreign currency option and forward contracts to hedge against possible reductions in values of certain anticipated foreign currency cash flows generally over the next 12 months, primarily resulting from its sales in Europe. At September 30, 2000, the Company had option and forward contracts to exchange foreign currencies for U.S. dollars of $26.3 million and $35.4 million, respectively, all having maturities of six months or less. The option contracts, which have only nominal intrinsic value at the time of purchase, are designated as effective hedges of anticipated foreign currency transactions for financial reporting purposes and accordingly, the net gains on such contracts are deferred and recognized in the same period as the hedged transactions. The forward contracts do not qualify as hedges for financial reporting purposes and accordingly, are marked-to-market. Net gains on option contracts (including option contracts for hedged transactions whose occurrence are no longer probable) and changes in market values of forward contracts are reflected in "Interest and other income". The deferred premiums on option contracts and fair values of forward contracts are included in "Other current assets".

     The Company has additional foreign currency forward contracts to hedge exposures to foreign currency fluctuations of certain assets and liabilities denominated in foreign currencies. At September 30, 2000, the Company had forward contracts to exchange foreign currencies for U.S. dollars of $38.5 million, all having maturities of less than one month. These contracts are designated as effective hedges and accordingly, gains and losses on these forward contracts are recognized in the same period the offsetting gains and losses of hedged assets and liabilities are realized and recognized. The fair values of the forward contracts are included in the corresponding captions of the hedged assets and liabilities. Gains and losses on forward contracts, to the extent they differ in amount from the hedged assets and liabilities, are included in "Interest and other income".

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

     The following table sets forth the computation for basic and diluted earnings per share (in millions, except per share information):

                                                         Three Months Ended                      Nine Months Ended
                                                             September 30,                         September 30,
                                                        2000              1999                2000              1999
                                                      --------          --------            --------          --------
Numerator for basic and diluted
    earnings per share - net income                   $  358.9          $  300.0            $  927.7          $  814.8
                                                      ========          ========            ========          ========

Denominator:
    Denominator for basic earnings
       per share - weighted-average shares             1,032.1           1,021.5             1,027.7           1,022.1
    Effect of dilutive securities -
       employee stock options and stock
       issuances under the employee stock
       purchase plan                                      53.5              57.3                57.3              55.9
                                                      --------          --------            --------          --------

    Denominator for diluted earnings
       per share - adjusted weighted -
       average shares                                  1,085.6           1,078.8             1,085.0           1,078.0
                                                      ========          ========            ========          ========

Basic earnings per share                              $   0.35          $   0.29            $   0.90          $   0.80

Diluted earnings per share                            $   0.33          $   0.28            $   0.86          $   0.76

  Recent accounting pronouncements

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 establishes accounting and reporting standards requiring that all derivatives be recorded in the balance sheet as either an asset or liability measured at fair value and that changes in fair value be recognized currently in earnings, unless specific hedge accounting criteria are met. Certain provisions of SFAS 133, including its required implementation date, were subsequently amended. The Company is now required to adopt SFAS 133, as amended, in the first quarter of 2001. The Company believes that foreign currency hedging instruments represent the majority of its existing derivatives for which the accounting may be impacted by SFAS 133. The Company currently does not anticipate that the adoption of SFAS 133, as amended, will have a material effect on its results of operations or financial position.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements". SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. The Company adopted SAB 101 in the fourth quarter of 2000 and its adoption has not had a material effect on the Company's results of operations or financial position.

     In July 2000, the Emerging Issues Task Force ("EITF") issued EITF 00-15, "Classification in the Statement of Cash Flows of the Income Tax Benefit Realized by a Company upon Employee Exercise of a Nonqualified Stock Option", which requires companies to classify the income tax benefits related to employee exercises of nonqualified stock options as an operating activity on the statement of cash flows for both current and prior periods. Prior to the adoption of EITF 00-15 in the third quarter of 2000, Amgen had classified these amounts in financing activities on the statement of cash flows. In addition, the Company has included the income tax benefits related to disqualifying dispositions of incentive stock options within this reclassification. The adoption of EITF 00-15 has not had a material effect on the Company's results of operations or financial position.

  Use of estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates.

  Basis of presentation

     The financial information for the three and nine months ended September 30, 2000 and 1999 is unaudited but includes all adjustments (consisting only of normal recurring accruals, unless otherwise indicated) which the Company considers necessary for a fair presentation of the results of operations for these periods. Interim results are not necessarily indicative of results for the full fiscal year.

  Reclassification

     Certain prior year amounts have been reclassified to conform to the current year presentation.


2.   Debt

     As of September 30, 2000, the Company had $223 million of unsecured long-term debt securities outstanding. These unsecured long-term debt securities consisted of: 1) $100 million of debt securities that bear interest at a fixed rate of 6.5% and mature in 2007 that were issued in December 1997 under a $500 million debt shelf registration (the "Shelf"), 2) $100 million of debt securities that bear interest at a fixed rate of 8.1% and mature in 2097 and 3) $23 million of debt securities that bear interest at a fixed rate of 6.2% and mature in 2003. Under the Shelf, all of the remaining $400 million of debt securities available for issuance may be offered under the Company's medium-term note program from time to time with terms to be determined by market conditions.

     The Company has a commercial paper program which provides for unsecured short-term borrowings up to an aggregate of $200 million. As of September 30, 2000, commercial paper with a face amount of $100 million was outstanding. These borrowings had maturities of less than three months and had effective interest rates averaging 6.6%.

     The Company also has an unsecured $150 million credit facility that expires on May 28, 2003. This credit facility supports the Company's commercial paper program. As of September 30, 2000, no amounts were outstanding under this line of credit.

3.   Income taxes

     The provision for income taxes consists of the following (in millions):


                                       Three Months Ended    Nine Months Ended
                                          September 30,        September 30,
                                          2000     1999        2000     1999
                                         ------   ------      ------   ------

Federal (including U.S. possessions)     $157.8   $142.3      $392.7   $338.9
State                                      13.2     10.5        33.9     27.2
                                         ------   ------      ------   ------
                                         $171.0   $152.8      $426.6   $366.1
                                         ======   ======      ======   ======

     The Company's effective tax rate for the three and nine months ended September 30, 2000 was 32.3% and 31.5%, respectively, compared with 33.7% and 31.0% for the same periods last year. During the third quarter of both 1999 and 2000, the effective tax rates increased primarily due to an increase in the expected pretax income for the full year without corresponding increases in the tax benefits associated with the Company's Puerto Rico operations and research and experimentation credits. The expected pretax income for 2000 increased primarily due to the benefit of the $73.9 million legal award recorded in the third quarter of 2000 (see Note 6, "Contingencies - Johnson & Johnson arbitrations"). The expected pretax income for 1999 increased primarily due to expected additional product sales in the fourth quarter of 1999 as a result of Year 2000 contingency planning (see "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Product sales") and the benefit of the $49.0 million legal award recorded in the third quarter of 1999 (see Note 6, "Contingencies - Johnson & Johnson arbitrations").

4.   Stockholders' equity

     During the nine months ended September 30, 2000, the Company repurchased
9.9 million shares of its common stock at a total cost of $645.1 million under its common stock repurchase program. In October 1999, the Board of Directors authorized the Company to repurchase up to $2 billion of common stock through December 31, 2000, replacing the remaining amount authorized in October 1998. The amount the Company spends on and the number of shares repurchased each quarter varies based on a variety of factors, including the stock price and blackout periods in which the Company is restricted from repurchasing shares. At September 30, 2000, $1,003.1 million of this authorization remained. Stock repurchased under the program is retired.


5.   Comprehensive income

     During the three and nine months ended September 30, 2000, total comprehensive income was $393.5 million and $1,002.7 million, respectively. During the three and nine months ended September 30, 1999, total comprehensive income was $298.5 million and $793.9 million, respectively. The Company's other comprehensive income/loss is comprised of unrealized gains and losses on the Company's available-for-sale securities and foreign currency translation adjustments.


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

     Because the Arbitrator ruled that the Company was the successful party in the arbitration, Johnson & Johnson was ordered to pay to the Company all costs and expenses, including reasonable attorneys' fees, that the Company incurred in the arbitration as well as one-half of the audit costs. The Company submitted a bill for such costs and expenses incurred over an eight-year period in the amount of approximately $110 million. Johnson & Johnson contested substantially all such costs and expenses. In addition, on October 26, 1998, Johnson & Johnson filed a petition in the Circuit Court of Cook County, Illinois (the "Illinois Lawsuit") seeking to vacate or modify the Arbitrator's award to the Company of all costs and expenses, including reasonable attorney's fees and costs, that the Company incurred in the arbitration. On January 26, 2000, the Arbitrator ruled that the Company is entitled to recover approximately $78 million of its costs and expenses from Johnson & Johnson. On July 5, 2000, the Company and Johnson & Johnson entered into a Settlement Agreement and Mutual Release which provided that (i) the Company, as the successful party in the arbitration, would receive from Johnson & Johnson approximately $78 million for costs and expenses, including reasonable attorneys' fees, that the Company incurred in the arbitration as well as one-half of the audit costs, (ii) the Company would pay to Johnson & Johnson $10 million in full and final satisfaction of a dispute as to the remaining amount due to Johnson & Johnson for the 1991-1994 spillover award and (iii) Johnson & Johnson would voluntarily dismiss with prejudice the Illinois Lawsuit. On July 17, 2000, the Arbitrator issued a final order awarding the Company approximately $78 million in costs and expenses, including reasonable attorneys' fees, that the Company incurred in the arbitration as well as one-half of the audit costs. On July 24, 2000, the Illinois Lawsuit was dismissed with prejudice.

     The Company has filed a demand in the arbitration to terminate Johnson & Johnson's rights under the License Agreement and to recover damages for breach of the License Agreement based on the Company's claim that Johnson & Johnson has intentionally sold PROCRIT(R) (the brand name under which Johnson & Johnson sells Epoetin alfa) into the Company's exclusive dialysis market. Pursuant to the Arbitrator's ruling, discovery has commenced. Both the Company and Johnson & Johnson filed motions for summary judgment which were argued in January 2000. On March 10, 2000, the Arbitrator denied both motions for summary judgment. The trial date previously set for February 2001 has been continued to September 2001. The Company is unable to predict at this time the outcome of its demand for termination of the License Agreement or when it will be resolved.

     While it is not possible to predict accurately or determine the eventual outcome of the above described legal matters or various other legal proceedings (including patent disputes) involving Amgen, the Company believes that the outcome of these proceedings will not have a material adverse effect on its annual financial statements.

     In the third quarter of 2000, the Company recorded a $73.9 million legal award, which includes the amount awarded to the Company in the Arbitrator's July 17, 2000 final order referred to above reduced by minor amounts related to other miscellaneous disputes with Johnson & Johnson.


7.   Subsequent event

     On October 16, 2000, Amgen announced that it had signed an agreement to acquire Kinetix Pharmaceuticals, Inc. ("Kinetix"), a privately held Medford, Massachusetts company with approximately 40 employees and expertise in the discovery of small molecule drugs in the field of protein kinase inhibition.

     Amgen will pay approximately $170 million in stock for all of the outstanding shares of Kinetix in a tax free exchange. This acquisition will be accounted for under the purchase method of accounting and is expected to result in a non-recurring after-tax charge of approximately $30 million, or $0.03 per share, to write off acquired in-process research and development. The ongoing financial impact of this transaction is expected to be minimal. The boards of directors of both companies have approved the merger, which remains subject to approval by the Kinetix stockholders, the satisfaction of regulatory requirements, and other closing conditions. The acquisition is expected to be completed by the end of 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

     The Company had cash, cash equivalents and marketable securities of $1,866.7 million at September 30, 2000, compared with $1,333.0 million at December 31, 1999. Cash provided by operating activities has been and is expected to continue to be the Company's primary source of funds. During the nine months ended September 30, 2000, operations provided $1,262.9 million of cash compared with $994.4 million during the same period last year.

     Capital expenditures totaled $318.0 million for the nine months ended September 30, 2000, compared with $211.3 million for the same period a year ago. The Company anticipates spending approximately $450 million to $500 million in 2000 on capital projects and equipment to expand the Company's global operations.

     The Company receives cash from the exercise of employee stock options and proceeds from the sale of stock by Amgen pursuant to the employee stock purchase plan. During the nine months ended September 30, 2000, employee stock option exercises and proceeds from the sale of stock by Amgen pursuant to the employee stock purchase plan provided $266.1 million of cash compared with $201.7 million for the same period last year. Proceeds from the exercise of employee stock options will vary from period to period based upon, among other factors, fluctuations in the market value of the Company's stock relative to the exercise price of such options.

     The Company has a stock repurchase program primarily to reduce the dilutive effect of its employee stock option and stock purchase plans. During the nine months ended September 30, 2000, the Company purchased 9.9 million shares of its common stock at a cost of $645.1 million compared with 19.0 million shares purchased at a cost of $672.8 million during the same period last year. In October 1999, the Board of Directors authorized the Company to repurchase up to $2 billion of common stock through December 31, 2000, replacing the remaining amount authorized in October 1998. The amount the Company spends on and the number of shares repurchased each quarter varies based on a variety of factors, including the stock price and blackout periods in which the Company is restricted from repurchasing shares. As of September 30, 2000, $1,003.1 million was available for stock repurchases.

     To provide for financial flexibility and increased liquidity, the Company has established several sources of debt financing. As of

September 30, 2000, the Company had $223 million of unsecured long-term debt securities outstanding. These unsecured long-term debt securities consisted of:
1) $100 million of debt securities that bear interest at a fixed rate of 6.5% and mature in 2007 that were issued in December 1997 under a $500 million debt shelf registration (the "Shelf"), 2) $100 million of debt securities that bear interest at a fixed rate of 8.1% and mature in 2097 and 3) $23 million of debt securities that bear interest at a fixed rate of 6.2% and mature in 2003. Under the Shelf, all of the remaining $400 million of debt securities available for issuance may be offered under the Company's medium-term note program from time to time with terms to be determined by market conditions.

     The Company's sources of debt financing also include a commercial paper program which provides for unsecured short-term borrowings up to an aggregate face amount of $200 million. As of September 30, 2000, commercial paper with a face amount of $100 million was outstanding. These borrowings had maturities of less than three months and had effective interest rates averaging 6.6%. In addition, the Company has an unsecured $150 million credit facility that expires on May 28, 2003. This credit facility supports the Company's commercial paper program. As of September 30, 2000, no amounts were outstanding under this line of credit.

     The primary objectives for the Company's investment portfolio are liquidity and safety of principal. Investments are made to achieve the highest rate of return to the Company, consistent with these two objectives. The Company's investment policy limits investments to certain types of instruments issued by institutions with investment grade credit ratings and places restrictions on maturities and concentration by type and issuer. The Company invests its cash in securities with varying maturities to meet projected cash needs.

     The Company believes that existing funds, cash generated from operations and existing sources of debt financing are adequate to satisfy its working capital and capital expenditure requirements for the foreseeable future, as well as to support its stock repurchase program. However, the Company may raise additional capital from time to time.

Results of Operations

  Product sales

     Product sales were $851.0 million and $2,355.4 million during the three and nine months ended September 30, 2000, respectively. These amounts represent increases of $81.8 million and $160.0 million or 11% and 7%, respectively, over the same periods last year. Quarterly product sales are influenced by a number of factors, including underlying demand, wholesaler inventory management practices and foreign exchange effects.

     EPOGEN(R) (Epoetin alfa)

     EPOGEN(R) sales were $496.1 million and $1,429.5 million for the three and nine months ended September 30, 2000, respectively. These amounts represent increases of $47.4 million and $157.9 million or 11% and 12%, respectively, over the same periods last year. These increases were primarily due to higher demand, principally driven by growth in the U.S. dialysis patient population. Sales during the first nine months of 2000 were adversely impacted by Year 2000-related sales to wholesalers in the fourth quarter of 1999 for which the Company provided extended payment terms and, the Company believes, by dialysis provider inventory drawdowns in 2000 of additional 1999 year-end stockpiling. The Company also believes that some of this dialysis provider stockpiling may have been due to Year 2000 concerns and year-end contract expirations.

     NEUPOGEN(R) (Filgrastim)

     Worldwide NEUPOGEN(R) sales were $352.8 million and $912.5 million for the three and nine months ended September 30, 2000, respectively. These amounts represent increases of $39.5 million and $8.7 million or 13% and 1%, respectively, over the same periods last year. During the third quarter of 2000, NEUPOGEN(R) sales increased primarily due to a significant increase in inventory levels at major wholesalers and higher demand, which includes the effect of higher prices in the U.S. These increases were partially offset by adverse foreign exchange effects. The Company believes that demand grew at a mid-single digit rate during the third quarter of 2000. NEUPOGEN(R) sales during the first nine months of 2000 increased primarily due to higher demand, which includes the effect of higher prices in the U.S. This increase was substantially offset by adverse foreign exchange effects and the adverse impact of Year 2000-related sales to wholesalers in the fourth quarter of 1999 for which the Company provided extended payment terms.

     Other product sales

     Other product sales primarily consist of INFERGEN(R) (Interferon alfacon-
1). INFERGEN(R) sales were $2.0 million and $12.7 million for the three and nine months ended September 30, 2000, respectively. These amounts represent decreases of $4.8 million and $6.7 million or 71% and 35%, respectively, from the same periods last year. INFERGEN(R) was launched in October 1997 for the treatment of chronic hepatitis C virus infection. There are existing treatments, including combination therapy, for this infection against which INFERGEN(R) competes. The Company cannot predict the extent to which it will maintain its share or further penetrate this market.

  Corporate partner revenues

     During the three and nine months ended September 30, 2000, corporate partner revenues increased $8.3 million and $67.6 million, or 19% and 57%, respectively, compared with the same periods last year. These increases were primarily due to amounts earned from Kirin-Amgen, Inc. related to the development program for ARANESP(TM) (darbepoetin alfa), the Company's novel erythropoiesis stimulating protein.

  Cost of sales

     Cost of sales as a percentage of product sales was 12.9% and 12.6% for the three and nine months ended September 30, 2000, respectively, compared with 12.9% and 13.2% for the same periods last year. During the first nine months of 2000, cost of sales as a percentage of product sales decreased due in part to increased manufacturing efficiencies.

  Research and development

     During the three and nine months ended September 30, 2000, research and development expenses increased $4.5 million and $15.0 million, or 2% and 3%, respectively, compared with the same periods last year. Research and development expenses increased primarily due to higher staff-related costs necessary to support ongoing product development activities and higher clinical trial costs. These increases were substantially offset by a reduction in clinical manufacturing and product licensing costs.

  Selling, general and administrative

     During the three and nine months ended September 30, 2000, selling, general and administrative ("SG&A") expenses increased $43.0 million and $127.7 million, or 27% and 28%, respectively, compared with the same periods last year. SG&A expenses increased primarily due to higher staff-related costs and outside marketing expenses as the Company continues to support its existing products and prepares for anticipated new product launches.

  Legal award

     Included in the third quarter of 2000 was a benefit of $73.9 million primarily from an award for certain costs and expenses, including attorneys' fees, associated with the spillover arbitration with Johnson & Johnson. Included in the third quarter of 1999 was a benefit of $49.0 million, which reflected reduced uncertainty for the Company's potential spillover liabilities to Johnson & Johnson. See Note 6 to the Condensed Consolidated Financial Statements, "Contingencies - Johnson & Johnson arbitrations".

  Interest and other income

     During the three and nine months ended September 30, 2000, interest and other income increased $8.7 million and $45.3 million, or 40% and 70%, respectively, compared with the same periods last year. The increase in the third quarter of 2000 was primarily due to higher interest income generated from the Company's investment portfolio as a result of higher average cash balances and higher interest rates. The increase in the first nine months of 2000 was primarily due to gains realized on the sale of certain equity securities in the Company's portfolio and to a lesser extent, higher interest income generated from the Company's investment portfolio as a result of higher average cash balances and higher interest rates.

  Income taxes

     The Company's effective tax rate for the three and nine months ended September 30, 2000 was 32.3% and 31.5%, respectively, compared with 33.7% and 31.0% for the same periods last year. During the third quarter of both 1999 and 2000, the effective tax rates increased primarily due to an increase in the expected pretax income for the full year without corresponding increases in the tax benefits associated with the Company's Puerto Rico operations and research and experimentation credits. The expected pretax income for 2000 increased primarily due to the benefit of the $73.9 million legal award recorded in the third quarter of 2000 (see "- Legal award").

The expected pretax income for 1999 increased primarily due to expected additional product sales in the fourth quarter of 1999 as a result of Year 2000 contingency planning (see "- Product sales") and the benefit of the $49.0 million legal award recorded in the third quarter of 1999 (see "- Legal award").

  Foreign currency transactions

     The Company has a program to manage certain portions of its exposure to fluctuations in foreign currency exchange rates arising from international operations. The Company generally hedges the receivables and payables with foreign currency forward contracts, which typically mature within one to three months. The Company uses foreign currency option and forward contracts which generally expire within 12 months to hedge certain anticipated future sales and expenses. At September 30, 2000, outstanding foreign currency option and forward contracts totaled $26.3 million and $73.9 million, respectively.

Financial Outlook

     Because Amgen's expectation for EPOGEN(R) demand growth has moderated somewhat, the Company now expects the EPOGEN(R) sales growth rate in 2000 to be in the low double digits, down from its previous guidance of growth in the low teens. The Company believes that the average EPOGEN(R) weekly dose and the average hematocrit level for dialysis patients have remained relatively constant for the past five quarters. Patients receiving treatment for end stage renal disease are covered primarily under medical programs provided by the federal government. Therefore, EPOGEN(R) sales may also be affected by future changes in reimbursement rates or a change in the basis for reimbursement by the federal government.

     In December 1999 and early 2000, the Company filed regulatory submissions for the use of ARANESP(TM) in patients with chronic renal insufficiency and chronic renal failure in the U.S., the European Union, Canada, Australia and New Zealand. The Company anticipates selling ARANESP(TM), if approved, in most of these markets beginning in 2001. Because the Company is unable to predict the timing and the extent to which health care providers in the U.S. may transition from administering EPOGEN(R) to ARANESP(TM), 2001 sales guidance for EPOGEN(R) and ARANESP(TM) will be provided on a combined basis. The Company expects the percentage increase of 2001 sales of EPOGEN(R) and ARANESP(TM) combined over 2000 EPOGEN(R) sales to be in the range of high teens to low twenties.

     Because Amgen's expectation for NEUPOGEN(R) demand growth has softened somewhat and, to a lesser extent, because the U.S. dollar has continued to strengthen relative to the euro, the Company now expects NEUPOGEN(R) sales in 2000 to be slightly less than in 1999, down from its previous guidance for sales to be approximately the same as in 1999. In 2001, the NEUPOGEN(R) sales growth rate is expected to be in the high single digits. The Company believes that there is a trend in some cancer settings towards the use of chemotherapy treatments that are less myelosuppressive. Chemotherapy treatments that are less myelosuppressive may require less NEUPOGEN(R). Future NEUPOGEN(R) demand growth is dependent primarily upon further penetration of existing markets and the effects of competitive products. NEUPOGEN(R) usage is expected to continue to be affected by cost containment pressures from governments and private insurers on health care providers worldwide. In addition, reported NEUPOGEN(R) sales will continue to be affected by changes in foreign currency exchange rates. In both domestic and foreign markets, sales of NEUPOGEN(R) are dependent, in part, on the availability of reimbursement from third party payors such as governments (for example, Medicare and Medicaid programs in the U.S.) and private insurance plans. Therefore, NEUPOGEN(R) sales may also be affected by future changes in reimbursement rates or changes in the bases for reimbursement.

     INFERGEN(R) (Interferon alfacon-1) was launched in October 1997 for the treatment of chronic hepatitis C virus infection. There are existing treatments, including combination therapy, for this infection against which INFERGEN(R) competes. The Company cannot predict the extent to which it will maintain its share or further penetrate this market.

     For 2000, corporate partner revenues are expected to be in a range of $240 to $250 million, research and development expenses are expected to be in the range of $825 to $875 million and SG&A expenses are expected to be in the range of $800 to $850 million. Excluding the effect of the legal award recorded in the third quarter of 2000 and the acquired in-process research and development charge expected to be recorded in the fourth quarter of 2000 (see Notes 6 and 7, respectively, to the Condensed Consolidated Financial Statements), the Company expects the effective tax rate for 2000 to be approximately 31% and earnings per share for 2000 to be at the low end of its previous guidance of $1.06 to $1.08.

     For 2001, total product sales are expected to grow in the mid to high teens, cost of sales is expected to be in the range of 11.5% to 12.5% of total product sales, research and development expenses and SG&A expenses are each estimated to be in the range of 25% to

27% of total product sales, and the effective tax rate is expected to be approximately 34%. Excluding the effect of the legal award and the acquired in-process research and development charge referred to above, 2001 earnings per share is expected to grow in the mid teens.

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

                          PART II - OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

     Legal proceedings are reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, with material developments since that report described in the Company's Form 10-Q for the quarters ended March 31, 2000, June 30, 2000 and below. While it is not possible to predict accurately or to determine the eventual outcome of these matters, the Company believes that the outcome of these proceedings will not have a material adverse effect on the annual financial statements of the Company.

Transkaryotic Therapies and Aventis S.A. litigation

     On September 8, 2000, the trial concluded in the United States District Court in Boston, Massachusetts and the Company is now awaiting a decision in the case.

Biogen litigation

     On October 12, 2000, the United States District Court for the District of Massachusetts (the "Massachusetts District Court") entered an Order for Judgment in favor of the Company on the basis of no infringement, literally or under the doctrine of equivalents with respect to the Company's manufacture and sale of NEUPOGEN(R). Biogen, Inc. ("Biogen") disputes the finality of the Judgment and the correctness of the Order. The parties will be briefing these issues before the Massachusetts District Court. The remaining calendar of scheduled items that were pending before the court, including trial, has been eliminated and the Company's motion for lack of standing was dismissed as moot. The Company's motion for summary judgment of invalidity on the basis of prior public use was denied.

     The stay of proceedings remains for the action filed by Biogen pertaining to the Company's manufacture of INFERGEN(R).

Genentech litigation

     On October 12, 2000, the United States District Court for the Northern District of California entered Final Judgment in the Company's favor on the basis of no infringement.

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


                                      Amgen Inc.
                                      (Registrant)



Date:   11/13/00                      By: /s/ Kathryn E. Falberg
----------------                      ---------------------------------
                                      Kathryn E. Falberg
                                      Senior Vice President, Finance
                                      and Corporate Development,
                                      and Chief Financial Officer



Date:   11/13/00                      By: /s/ Barry D. Schehr
------------------                    -------------------------------
                                      Barry D. Schehr
                                      Vice President, Financial Operations, and
                                      Chief Accounting Officer

                                  AMGEN INC.

                               INDEX TO EXHIBITS


Exhibit No.                          Description

   3.1      Restated Certificate of Incorporation as amended. (13)
   3.2*     Amended and Restated Bylaws of Amgen Inc. (as amended October 24,
            2000).
   3.3      Certificate of Amendment of Restated Certificate of Incorporation.
            (24)
   3.4 Certificate of Amendment of Certificate of Designations of Series A Junior Participating Preferred Stock. (24)
   4.1 Indenture dated January 1, 1992 between the Company and Citibank N.A., as trustee. (6)
   4.2 First Supplement to Indenture, dated February 26, 1997 between the Company and Citibank N.A., as trustee. (10)
   4.3 Officer's Certificate pursuant to Sections 2.1 and 2.3 of the Indenture, as supplemented, establishing a series of securities "8-1/8% Debentures due April 1, 2097." (12)
   4.4      8-1/8% Debentures due April 1, 2097. (12)
   4.5 Form of stock certificate for the common stock, par value $.0001 of the Company. (13)
   4.6 Officer's Certificate pursuant to Sections 2.1 and 2.3 of the Indenture, dated as of January 1, 1992, as supplemented by the First supplemental Indenture, dated as of February 26, 1997, each between the Company and Citibank, N.A., as Trustee, establishing a series of securities entitled "6.50% Notes Due December 1, 2007". (15)
   4.7      6.50% Notes Due December 1, 2007 described in Exhibit 4.6. (15)
   4.8 Corporate Commercial Paper - Master Note between and among Amgen Inc., as Issuer, Cede & Co., as nominee of The Depository Trust Company and Citibank, N.A. as Paying Agent. (18)
   10.1     Company's Amended and Restated 1991 Equity Incentive Plan. (21)
   10.2 Sixth Amendment to the Company's Amended and Restated Retirement and Savings Plan as amended and restated April 1, 1996. (20)
   10.3 Shareholder's Agreement of Kirin-Amgen, Inc., dated May 11, 1984, between the Company and Kirin Brewery Company,

            Limited (with certain confidential information deleted therefrom).
            (1)
   10.4 Amendment Nos. 1, 2, and 3, dated March 19, 1985, July 29, 1985 and December 19, 1985, respectively, to the Shareholder's Agreement of Kirin-Amgen, Inc., dated May 11, 1984. (24)
   10.5 Product License Agreement, dated September 30, 1985, and Technology License Agreement, dated, September 30, 1985 between the Company and Ortho Pharmaceutical Corporation. (24)
   10.6 Product License Agreement, dated September 30, 1985, and Technology License Agreement, dated September 30, 1985 between Kirin-Amgen, Inc. and Ortho Pharmaceutical Corporation. (24)
   10.7     Company's Amended and Restated Employee Stock Purchase Plan. (24)
   10.8 Research, Development Technology Disclosure and License Agreement PPO, dated January 20, 1986, by and between the Company and Kirin Brewery Co., Ltd. (2)
   10.9     Amendment Nos. 4 and 5, dated October 16, 1986 (effective July 1,
            1986) and December 6, 1986 (effective July 1, 1986), respectively, to the Shareholders Agreement of Kirin-Amgen, Inc. dated May 11, 1984 (with certain confidential information deleted therefrom). (3)
   10.10 Assignment and License Agreement, dated October 16, 1986, between the Company and Kirin-Amgen, Inc. (with certain confidential information deleted therefrom). (3)
   10.11 G-CSF European License Agreement, dated December 30, 1986, between Kirin-Amgen, Inc. and the Company (with certain confidential information deleted therefrom). (3)
   10.12    Research and Development Technology Disclosure and License
            Agreement: GM-CSF, dated March 31, 1987, between Kirin Brewery Company, Limited and the Company (with certain confidential information deleted therefrom). (3)
   10.13    Company's Amended and Restated 1988 Stock Option Plan. (8)
   10.14    Company's Amended and Restated Retirement and Savings Plan. (8)
   10.15 Amendment, dated June 30, 1988, to Research, Development, Technology Disclosure and License Agreement: GM-CSF dated March 31, 1987, between Kirin Brewery Company, Limited and the Company. (4)
   10.16 Agreement on G-CSF in Certain European Countries, dated January 1, 1989, between Amgen Inc. and F. Hoffmann-La Roche & Co. Limited Company (with certain confidential information deleted therefrom).
            (5)

   10.17 Partnership Purchase Agreement, dated March 12, 1993, between the Company, Amgen Clinical Partners, L.P., Amgen Development Corporation, the Class A limited partners and the Class B limited partner. (7)
   10.18 Amgen Inc. Supplemental Retirement Plan (As Amended and Restated Effective November 1, 1999). (22)
   10.19    First Amendment to Amgen Inc. Change of Control Severance Plan. (24)
   10.20 Amended and Restated Amgen Performance Based Management Incentive Plan. (21)
   10.21 Credit Agreement, dated as of May 28, 1998, among Amgen Inc., the Borrowing Subsidiaries named therein, the Banks named therein, Citibank, N.A., as Issuing Bank, and Citicorp USA, Inc., as Administrative Agent. (19)
   10.22 Agreement between Amgen Inc. and Dr. N. Kirby Alton, dated October 11, 1999. (22)
   10.23 Amendment No. 1 to the Company's Amended and Restated Retirement and Savings Plan. (8)
   10.24 Seventh Amendment to the Amgen Retirement and Savings Plan as Amended and Restated effective April 1, 1996. (21)
   10.25 Amendment Number 2 to the Company's Amended and Restated Retirement and Savings Plan dated April 1, 1996. (11)
   10.26 Amgen Inc. Change of Control Severance Plan effective as of October 20, 1998. (20)
   10.27 Preferred Share Rights Agreement, dated February 18, 1997, between Amgen Inc. and American Stock Transfer and Trust Company, Rights Agent. (9)
   10.28 First Amendment, effective January 1, 1998, to the Company's Amended and Restated Employee Stock Purchase Plan. (14)
   10.29 Third Amendment, effective January 1, 1997, to the Company's Amended and Restated Retirement and Savings Plan dated April 1, 1996. (14)
   10.30 Agreement between Amgen Inc. and Dr. Fabrizio Bonanni, dated March 3, 1999. (22)
   10.31    Promissory Note of Ms. Kathryn E. Falberg, dated April 7, 1995. (16)
   10.32    Promissory Note of Mr. Edward F. Garnett, dated July 18, 1997. (16)
   10.33 Fourth Amendment to the Company's Amended and Restated Retirement and Savings Plan as amended and restated effective April 1, 1996.
            (16)
   10.34 Fifth Amendment to the Company's Amended and Restated Retirement and Savings Plan as amended and restated effective April 1, 1996. (16)

   10.35    Company's Amended and Restated 1987 Directors' Stock Option Plan.
            (11)
   10.36    Amended and Restated Agreement on G-CSF in the EU between Amgen Inc.
            and F. Hoffmann-La Roche Ltd (with certain confidential information deleted therefrom). (18)
   10.37    Collaboration and License Agreement, dated December 15, 1997, between the Company, GPI NIL Holdings, Inc. and Guilford
            Pharmaceuticals Inc. (with certain confidential information deleted therefrom). (17)
   10.38    Promissory Note of Dr. Fabrizio Bonanni, dated August 7, 1999. (22)
   10.39    Promissory Note of Dr. Fabrizio Bonanni, dated October 29, 1999.
            (22)
   10.40    Agreement between Amgen Inc. and Dr. Lawrence M. Souza, Ph.D., dated
            March 6, 2000. (23)
   10.41    Agreement between Amgen Inc. and Mr. Gordon M. Binder, dated May 10,
            2000. (24)
   27*      Financial Data Schedule.
   99*      Sections appearing under the heading "Item 1.  Business - Factors
            That May Affect Amgen" in the Company's Annual Report on Form 10-K
            for the year ended December 31, 1999.
----------------
*    Filed herewith.

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

(8) Filed as an exhibit to the Form 10-Q for the quarter ended September 30, 1996 on November 5, 1996 and incorporated herein by reference.
(9) Filed as an exhibit to the Form 8-K Current Report dated February 18, 1997 on February 28, 1997 and incorporated herein by reference.
(10) Filed as an exhibit to the Form 8-K Current Report dated March 14, 1997 on March 14, 1997 and incorporated herein by reference.
(11) Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1996 on March 24, 1997 and incorporated herein by reference.
(12) Filed as an exhibit to the Form 8-K Current Report dated April 8, 1997 on April 8, 1997 and incorporated herein by reference.
(13) Filed as an exhibit to the Form 10-Q for the quarter ended March 31, 1997 on May 13, 1997 and incorporated herein by reference.
(14) Filed as an exhibit to the Form 10-Q for the quarter ended June 30, 1997 on August 12, 1997 and incorporated herein by reference.
(15) Filed as an exhibit to the Form 8-K Current Report dated and filed on December 5, 1997 and incorporated herein by reference.
(16) Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1997 on March 24, 1998 and incorporated herein by reference.
(17) Filed as Exhibit 10.40 to the Guilford Pharmaceuticals Inc. Form 10-K for the year ended December 31, 1997 on March 27, 1998 and incorporated herein by reference.
(18) Filed as an exhibit to the Form 10-Q for the quarter ended March 31, 1998 on May 13, 1998 and incorporated herein by reference.
(19) Filed as an exhibit to the Form 10-Q for the quarter ended June 30, 1998 on August 14, 1998 and incorporated herein by reference.
(20) Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1998 on March 16, 1999 and incorporated herein by reference.
(21) Filed as an exhibit to the Form 10-Q for the quarter ended June 30, 1999 on August 3, 1999 and incorporated herein by reference.
(22) Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1999 on March 7, 2000 and incorporated herein by reference.
(23) Filed as an exhibit to the Form 10-Q for the quarter ended March 31, 2000 on April 27, 2000 and incorporated herein by reference.

(24) Filed as an exhibit to the Form 10-Q for the quarter ended June 30, 2000 on August 1, 2000 and incorporated herein by reference.