Form 10-K
period 2000-12-31
AMGEN INC
filed 2001-03-07
CIK 318154

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                                   FORM 10-K

(Mark One)
[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
   OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended December 31, 2000

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

       Common stock, $0.0001 par value; preferred share purchase rights;
                     Contractual contingent payment rights
                               (Title of class)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The approximate aggregate market value of voting and non-voting stock held by non-affiliates of the registrant was $74,135,056,000 as of February 15, 2001 (A)

                                 1,041,537,659
    (Number of shares of common stock outstanding as of February 15, 2001)

                     Documents incorporated by reference:

                                                                       Form 10-K
     Document                                                            Parts
     --------                                                          ---------
     Definitive 2001 Proxy Statement, to be filed within
      120 days of December 31, 2000 (specified portions)..............    III

-------

(A) Excludes 12,777,130 shares of common stock held by directors and officers, and any stockholders whose ownership exceeds five percent of the shares outstanding, at February 15, 2001. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, directly or indirectly, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                     PART I

Item 1. BUSINESS

Overview

   Amgen Inc. ("Amgen" or the "Company") is a global biotechnology company that discovers, develops, manufactures and markets human therapeutics based on advances in cellular and molecular biology.

   The Company manufactures and markets four human therapeutic products, EPOGEN(R) (Epoetin alfa), NEUPOGEN(R) (Filgrastim), INFERGEN(R) (Interferon alfacon-1) and STEMGEN(R) (Ancestim). EPOGEN(R) stimulates the production of red blood cells and is marketed by Amgen in the United States for the treatment of anemia associated with chronic renal failure in patients on dialysis. NEUPOGEN(R) selectively stimulates the production of neutrophils, one type of white blood cell. The Company markets NEUPOGEN(R) in the United States, countries of the European Union ("EU"), Canada and Australia for use in decreasing the incidence of infection in patients undergoing myelosuppressive chemotherapy. In addition, NEUPOGEN(R) is marketed in most of these countries for use in reducing the duration of neutropenia for patients undergoing myeloablative therapy followed by bone marrow transplantation, for reducing symptoms in patients with severe chronic neutropenia, for supporting peripheral blood progenitor cell ("PBPC") transplants and for reducing the recovery time of neutrophils and the duration of fever following chemotherapy treatment in patients being treated for acute myelogenous leukemia ("AML"). NEUPOGEN(R) is also marketed in the EU, Canada and Australia for use in treating neutropenia in patients infected with the human immunodeficiency virus ("HIV") receiving antiviral and/or other myelosuppressive medications. INFERGEN(R) is a non-naturally occurring type-1 interferon which stimulates the immune system to fight viral infections and is indicated for the treatment of chronic hepatitis C viral infection. The Company sells INFERGEN(R) in the United States and Canada. STEMGEN(R) stimulates the production, mobilization and maturation of progenitor cells and is indicated for use in support of stem cell transplantation. The Company markets STEMGEN(R) in Canada and Australia.

   The Company focuses its research and development efforts on human therapeutics delivered in the form of proteins, monoclonal antibodies and small molecules in the therapeutic areas of nephrology, cancer, inflammation and neurology and metabolism. The Company has research facilities in the United States and Canada and has clinical development staff in the United States, the EU, Canada, Australia, Japan and the People's Republic of China. In addition to internal research and development efforts, the Company has acquired certain product and technology rights and has established research and development collaborations.

   Amgen operates commercial manufacturing facilities located in the United States, Puerto Rico and The Netherlands. A sales and marketing force is maintained in the United States, EU, Canada, Australia, New Zealand and the People's Republic of China. In addition, Amgen has entered into licensing and/or co-promotion agreements to market EPOGEN(R), NEUPOGEN(R) and INFERGEN(R) in certain geographic areas.

   The Company was incorporated in California in 1980 and was merged into a Delaware corporation in 1987. Amgen's principal executive offices are located at One Amgen Center Drive, Thousand Oaks, California 91320-1799.

Products

 Recombinant human erythropoietin

   EPOGEN(R) (proper name--Epoetin alfa) is Amgen's registered trademark for its recombinant human erythropoietin product, a protein that stimulates red blood cell production. Red blood cells transport oxygen to all cells of the body. Without adequate amounts of erythropoietin, the red blood cell count is reduced, thereby diminishing the ability of the blood to deliver sufficient amounts of oxygen to the body, resulting in anemia. People with chronic renal failure suffer from anemia because they do not produce sufficient amounts of erythropoietin, which is normally produced in healthy kidneys. Amgen promotes EPOGEN(R) for the treatment of anemia associated with chronic renal failure for patients who are on dialysis and is indicated to elevate or maintain the red blood cell level (as determined by hematocrit or hemoglobin measurements) and to decrease the need for blood transfusions in these patients.

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

   The Company has retained exclusive rights to market EPOGEN(R) in the United States for dialysis patients. Amgen has granted Ortho Pharmaceutical Corporation (which has assigned its rights under the Product License Agreement to Ortho Biotech Products, L.P.), a subsidiary of Johnson & Johnson, hereafter referred to as "Johnson & Johnson", a license to commercialize recombinant human erythropoietin as a human therapeutic in the United States in all markets other than dialysis. Johnson & Johnson markets recombinant human erythropoietin under the trademark PROCRIT(R) in the United States. See Note 1 to the Consolidated Financial Statements, "Summary of significant accounting policies--Product sales". In countries other than the United States, the People's Republic of China and Japan, Johnson & Johnson was granted rights to commercialize erythropoietin as a human therapeutic under a licensing agreement with Kirin-Amgen. Affiliates of Johnson & Johnson manufacture and market erythropoietin under the trademark EPREX(R) in various countries. See "Joint Ventures and Business Relationships--Johnson & Johnson".

   In Japan and the People's Republic of China, Kirin was granted rights to market recombinant human erythropoietin under licensing agreements with Kirin-Amgen (see "Joint Ventures and Business Relationships-- Kirin Brewery Company, Limited"). Kirin manufactures and markets its recombinant human erythropoietin product under the trademark ESPO(R).

   For EPOGEN(R) sales information for the years ended December 31, 2000, 1999 and 1998, see Note 10 to the Consolidated Financial Statements.

 Recombinant-methionyl human granulocyte colony-stimulating factor

   NEUPOGEN(R) (proper name--Filgrastim) is Amgen's registered trademark for its recombinant-methionyl human granulocyte colony-stimulating factor ("G-CSF"), a protein that selectively stimulates production of certain white blood cells known as neutrophils. Neutrophils are the body's first defense against infection. Treatments for various diseases and diseases themselves can result in extremely low numbers of neutrophils, a condition called neutropenia. Myelosuppressive chemotherapy, one treatment option for individuals with cancer, targets cell types which grow rapidly, such as tumor cells, neutrophils and other types of blood cells. Myelosuppressive chemotherapy can be administered with the intent to cure cancer (curative setting) or with the intent to reduce pain and other complications of cancer by shrinking the tumor (palliative setting). NEUPOGEN(R) is prescribed more frequently in the curative setting. Providing NEUPOGEN(R) as an adjunct to myelosuppressive chemotherapy can reduce the duration of neutropenia and thereby reduce the potential for infection.

   Severe chronic neutropenia is an example of disease-related neutropenia. In severe chronic neutropenia, the body fails to manufacture sufficient neutrophils. Chronic administration of NEUPOGEN(R) has been shown to reduce the incidence and duration of neutropenia-related consequences, such as fever and infections, in patients with severe chronic neutropenia.

   Patients undergoing bone marrow transplantation are treated with NEUPOGEN(R) to accelerate recovery of neutrophils following chemotherapy and bone marrow infusion. NEUPOGEN(R) also has been shown to induce immature blood cells (progenitor cells, sometimes referred to as stem cells) to migrate (mobilize) from the bone marrow into the blood circulatory system. When these peripheral blood progenitor cells (PBPC) are collected from the blood, stored and re-infused (transplanted) after high dose chemotherapy, recovery of platelets, red blood cells and neutrophils is accelerated. PBPC transplantation may be an alternative to autologous bone marrow transplantation for some patients.

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

   The Company also markets NEUPOGEN(R) in the EU, Canada and Australia for the treatment of neutropenia in HIV patients receiving antiviral and/or other myelosuppressive medications. A trial for the treatment of neutropenia in HIV infected patients was completed and a supplemental licensing application for approval of this indication was submitted to the FDA in 1996. The FDA has raised concerns about whether this submission is approvable, and the Company cannot predict the outcome of discussions with the FDA.

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

   For NEUPOGEN(R) sales information for the years ended December 31, 2000, 1999 and 1998, see Note 10 to the Consolidated Financial Statements.

 Other products

   INFERGEN(R) (proper name--Interferon alfacon-1) is Amgen's registered trademark for its recombinant consensus interferon, a non-naturally occurring protein that combines structural features of many interferon sub-types. Interferons are natural proteins produced by the body which stimulate the immune system to fight viral infections. Hepatitis C viral infection ("HCV") is a potentially deadly disease that, if not treated, may lead to cirrhosis and hepatocellular carcinoma, or liver cancer. The Company began selling INFERGEN(R) in the United States in October 1997. Amgen sells INFERGEN(R) for the treatment of adults with chronic HCV. INFERGEN(R) is approved for the treatment of newly diagnosed or previously untreated HCV patients for 24 weeks and for 48 weeks at a higher dose in patients who relapsed or failed to respond to initial interferon treatment. Amgen also sells INFERGEN(R) for the treatment of chronic HCV in Canada.

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

   STEMGEN(R) (proper name--Ancestim) is Amgen's registered trademark for its recombinant-methionyl human stem cell factor. STEMGEN(R), when used in combination with NEUPOGEN(R), has been shown to induce immature blood cells (progenitor cells, sometimes referred to as stem cells) to migrate (mobilize) from the bone marrow into the blood circulatory system. When these peripheral blood progenitor cells (PBPC) are collected from the blood, stored and re-infused (transplanted) after high dose chemotherapy, recovery of platelets, red blood cells and neutrophils is accelerated. PBPC transplantation may be an alternative to autologous bone marrow transplantation for some patients. In 1999, STEMGEN(R) was approved for use in support of stem cell transplantation by the regulatory authorities in Canada, Australia and New Zealand. In 2000, the Company withdrew its application to market STEMGEN(R) in the United States. Discussions with other regulatory agencies are continuing. The Company is also investigating the potential benefits of STEMGEN(R) for patients with aplastic anemia in a phase 1/2 clinical trial.

Product Candidates

   The Company focuses its research and development efforts on human therapeutics delivered in the form of proteins, monoclonal antibodies and small molecules in the therapeutic areas of nephrology, cancer, inflammation and neurology and metabolism (see "Factors That May Affect Amgen--Results of our product development are uncertain.").

 Nephrology

   ARANESP(TM) (proper name--darbepoetin alfa) is Amgen's registered trademark for its novel erythropoiesis stimulating protein, a protein that stimulates red blood cell production. In December 1999 and early 2000, the Company filed regulatory submissions for the use of ARANESP(TM) in patients with chronic renal insufficiency and chronic renal failure in the U.S., EU, Canada, Australia and New Zealand. Data from phase 3 clinical trials indicate that ARANESP(TM) permits less frequent dosing than Epoetin alfa in the treatment of anemia in patients with chronic renal insufficiency and chronic renal failure.

   In April 1999, the Company announced that phase 2 clinical trials of darbepoetin alfa for the treatment of anemia resulting from chemotherapy had been initiated. Preliminary data from these clinical trials were presented in December 2000 and suggest that treatment of anemia with darbepoetin alfa in cancer patients receiving myelosuppressive chemotherapy may be effective given once weekly or once every three weeks. Phase 3 clinical trials of darbepoetin alfa for the treatment of anemia resulting from chemotherapy are ongoing.

   The Company has entered into an agreement with Kirin to jointly develop darbepoetin alfa through its joint venture, Kirin-Amgen (see "Joint Ventures and Business Relationships--Kirin Brewery Company, Limited"). Amgen has been granted an exclusive license by Kirin-Amgen to manufacture and market darbepoetin alfa in the United States, all European countries, Canada, Australia, New Zealand, Mexico and all Central and South American countries. Kirin has been granted similar rights by Kirin-Amgen for Japan, the People's Republic of China, Taiwan, Korea and certain other countries in Southeast Asia.

   A focus of the Company's effort in nephrology is in the area of hyperparathyroidism ("HPT"). HPT is a disorder that causes excessive secretion of parathyroid hormone ("PTH") from the parathyroid gland, leading to elevated serum calcium, called hypercalcemia. Symptoms of HPT include bone loss, muscle weakness, depression and forgetfulness. Secondary HPT is commonly seen as a result of kidney failure, affecting a majority of dialysis patients. Primary HPT primarily afflicts post-menopausal women. The Company has entered into a license agreement with NPS Pharmaceuticals, Inc. ("NPS") for Amgen to develop and commercialize NPS's calcimimetic small molecules based on NPS's proprietary calcium receptor technology for the treatment of HPT. The Company is in separate phase 2 clinical trials for primary and secondary HPT with a second generation calcimimetic compound. In 2000, data from phase 2 studies were presented suggesting that treatment with small-molecule calcimimetics results in dose-dependent decreases in PTH levels and may provide effective reduction of calcium levels.

 Cancer

   In March 1999, Amgen acquired the rights from PRAECIS PHARMACEUTICALS INCORPORATED ("Praecis") to develop and commercialize abarelix-depot (see "Joint Ventures and Business Relationships--PRAECIS PHARMACEUTICALS INCORPORATED"). Data from clinical trials suggest that abarelix-depot, a gonadotropin releasing hormone ("GnRH") antagonist, may inhibit the action of endogenous GnRH on the pituitary gland, thereby reducing the production of testosterone in men and estrogen in women. The reduction of testosterone or estrogen through the use of pharmaceuticals, a practice known as hormonal therapy, may confer a therapeutic benefit to patients with a number of diseases and medical conditions including prostate cancer and endometriosis. Abarelix-depot has completed phase 3 clinical trials in patients with hormonally-responsive prostate cancer and a regulatory file was submitted to the FDA in December 2000. In January 2001, this filing was accepted and granted priority review by the FDA. Abarelix-depot is also in a phase 2 clinical trial in patients with endometriosis, a painful gynecologic condition resulting from abnormal growth of uterine tissue, usually in the pelvic or abdominal area.

   Amgen is developing a sustained duration version of G-CSF called SD/01. NEUPOGEN(R) is indicated to reduce the incidence of infections by reducing the duration and severity of neutropenia. Appropriate NEUPOGEN(R) doses are administered daily to be most effective. SD/01 is being developed to provide for less frequent dosing, possibly only once-per-cycle of chemotherapy, and thereby potentially improve compliance and patient satisfaction. In November 2000, the Company announced that phase 3 clinical trials of SD/01 to support breast cancer patients receiving multiple cycles of chemotherapy were successful.

   In December 2000, Amgen acquired the rights from Immunomedics, Inc. to develop and commercialize epratuzumab. Epratuzumab is currently being evaluated for the treatment of non-Hodgkin's lymphoma ("NHL"). Epratuzumab is a humanized monoclonal antibody which apparently binds to the cell surface of many normal and most malignant B-cells, a type of white blood cell. Preliminary research and early-stage clinical trials suggest that epratuzumab may exert an anti-tumor activity. In the fourth quarter of 2000, a phase 3 clinical trial commenced to evaluate epratuzumab for the treatment of low-grade NHL in patients who failed to respond, or who responded for less than 6 months, to Rituximab, a monoclonal antibody (see "Competition--Cancer"). A phase 1/2 clinical trial of epratuzumab in combination with Rituximab to treat low-grade and aggressive NHL also is ongoing. A phase 1/2 clinical trial in patients with low-grade or aggressive NHL was completed in the fourth quarter of 2000.

   Certain tissue growth factors are believed to play a role in tissue protection, regeneration and/or repair processes. Mucositis is a side effect often experienced by patients undergoing radiation therapy and chemotherapy and is characterized as the irritation or ulceration of the lining of the gastrointestinal tract. Amgen currently is conducting research with Keratinocyte Growth Factor ("KGF") as a prevention and treatment for mucositis. Phase 2 and 3 clinical trials of KGF in cancer patients suffering from mucositis are ongoing.

   Osteoprotegerin ("OPG") is implicated in the regulation of bone mass. Bone mass is maintained in the body by the regulation of the competing activities of bone forming cells (osteoblasts) and bone resorbing cells (osteoclasts). Cancer metastases (cancers which have spread from their original tumor site) to bone cause bone destruction, leading to fractures and bone pain. In preclinical studies, OPG has been shown to inhibit the osteoclast mediated bone destruction induced by invading cancer cells. The Company's OPG program is in a phase 1 clinical trial in patients with bone metastases.

 Inflammation

   The inflammatory response is essential for defense against harmful microorganisms and for the repair of damaged tissues. The failure of the body's control mechanisms regulating inflammatory response occurs in conditions such as rheumatoid arthritis. Interleukin-1 receptor antagonist (proper name-- anakinra) and tumor necrosis factor binding protein were two product candidates added to the Company's inflammation research program through the acquisition of Synergen, Inc. ("Synergen") (see "Joint Ventures and Business Relationships--Other business relationships").

   In July 1999, the Company announced that a large, controlled phase 2 clinical trial of anakinra in combination with methotrexate demonstrated benefit over methotrexate alone for patients with rheumatoid arthritis. In December 1999, the Company filed a licensing application with the FDA for anakinra for the treatment of rheumatoid arthritis. Amgen plans to supplement this application with data from two additional clinical studies in the first quarter of 2001.

   In April 1999, the Company announced that a phase 2 clinical trial of a second generation inhibitor of tumor necrosis factor, soluble tumor necrosis factor-receptor type I ("sTNF-RI"), was initiated in patients with rheumatoid arthritis.

   In July 2000, the Company announced that a phase 1 clinical trial of anakinra in combination with sTNF-RI was initiated in patients with rheumatoid arthritis.

 Neurology and Metabolism

   In 1997, Amgen acquired the rights from Guilford Pharmaceuticals Inc. ("Guilford") for a novel class of small molecule, orally-active, neurotrophic agents called neuroimmunophilin compounds (see "Joint Ventures and Business Relationships--Other business relationships"). The neuroimmunophilin compounds are initially being developed to promote nerve regeneration and repair in neurodegenerative disorders. In July 2000, the Company initiated a phase 2 clinical trial with neuroimmunophilins in patients with Parkinson's disease.

   Neurotrophic factors are proteins which play a role in nerve cell protection and regeneration and which may therefore be useful in treating a variety of neurological disorders, including neurodegenerative diseases of the central and peripheral nervous systems, nerve injury and trauma. In January 2001, all clinical development of brain-derived neurotrophic factor ("BDNF") that was being developed in collaboration with Regeneron Pharmaceuticals, Inc. ("Regeneron") (see "Joint Ventures and Business Relationships--Other business relationships") for the potential treatment of amyotrophic lateral sclerosis ("ALS") was discontinued following notification that BDNF did not provide a therapeutic advantage to ALS patients in clinical trials. On behalf of the collaboration with the Company, Regeneron is conducting clinical trials with Neurotrophin-3 ("NT-3") for the treatment of chronic constipation.

   The Company is currently developing leptin, a protein encoded by the obesity gene. Leptin is made in fat cells and is believed to help regulate the amount of fat stored by the body. In 1995, the Rockefeller University granted to the Company an exclusive license which allows the Company to develop products based on the obesity gene. In October 1998, the Company announced the results of an interim analysis of preliminary three-month clinical data from two phase 2 clinical trials. This analysis revealed that there was no statistically significant difference in weight loss between native leptin and placebo for the study population as a whole. In April 1999, the Company announced that development of native leptin for both obesity and diabetes was being discontinued. The Company's leptin program now focuses on the development of second generation forms of leptin. The leptin program is in phase 2 clinical trials in obese subjects. Amgen has entered into a license agreement with Interneuron Pharmaceuticals, Inc. pursuant to which Amgen has been granted exclusive rights for the development and commercialization of products using leptin receptor technology.

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

 F. Hoffmann-La Roche Ltd

   Amgen and Roche have entered into an agreement providing for the commercialization of NEUPOGEN(R) (Filgrastim) in the EU. Under this agreement, the companies collaborate in the EU on the commercialization and further clinical development of the product, and Amgen has a majority share in the related costs and profits from sales. Amgen has most of the responsibilities for marketing, promotion, distribution and other key functions relating to product sales, and the Company distributes the product to EU countries from its European Logistics Center in Breda, The Netherlands. Amgen and Roche have also entered into another agreement to commercialize NEUPOGEN(R) in certain European countries not located within the EU. Under this agreement, Roche markets NEUPOGEN(R) in these countries and pays a royalty to Amgen on these sales. Amgen and Roche are also collaborating on the development of a second generation G-CSF product, SD/01, for the EU.

 Johnson & Johnson

   Amgen granted Johnson & Johnson a license to commercialize recombinant human erythropoietin as a human therapeutic in the United States in all markets other than dialysis. In countries other than the United States, the People's Republic of China and Japan, Johnson & Johnson was granted rights to commercialize recombinant human erythropoietin as a human therapeutic for all uses under a licensing agreement with Kirin-Amgen.

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

   In 1996, Kirin-Amgen licensed to Amgen and Kirin the rights to develop and market darbepoetin alfa. Amgen has been granted an exclusive license by Kirin-Amgen to manufacture and market darbepoetin alfa in the United States, all European countries, Canada, Australia, New Zealand, Mexico and all Central and South American countries. Kirin has been licensed by Kirin-Amgen with similar rights for darbepoetin alfa in Japan, the People's Republic of China, Taiwan, Korea and certain other countries in Southeast Asia.

   Pursuant to the terms of agreements entered into with Kirin-Amgen, the Company conducts certain research and development activities on behalf of Kirin-Amgen and is paid for such services at negotiated rates. Included in "Corporate partner revenues" in the Company's Consolidated Financial Statements for the years ended December 31, 2000, 1999 and 1998, are $221.0 million, $138.5 million and $121.0 million, respectively, related to these agreements.

   In connection with its various license agreements with Kirin-Amgen, the Company pays Kirin-Amgen royalties based on sales. During the years ended December 31, 2000, 1999 and 1998, Kirin-Amgen earned royalties from Amgen of $140.8 million, $128.1 million and $105.0 million, respectively, under such agreements, which are included in "Cost of sales" in the Company's Consolidated Financial Statements.

 Yamanouchi Pharmaceutical Co., Ltd.

   In 1996, Amgen licensed to Yamanouchi the rights to develop, manufacture and commercialize Interferon alfacon-1 for the treatment of hepatitis C viral infection and any additional indications around the world except in the United States and Canada. Amgen sells Interferon alfacon-1 under the trademark INFERGEN(R) in the United States and Canada. Amgen has earned and will earn additional amounts if certain milestones are achieved by Yamanouchi and will receive royalties on sales. Yamanouchi has granted to Amgen K.K., the Company's Japanese subsidiary, certain co-development and co-promotion/co-marketing rights in Japan and has granted to Amgen Greater China, Ltd., Amgen's subsidiary in Hong Kong, certain co-development and co-promotion rights in the People's Republic of China and Taiwan.

 PRAECIS PHARMACEUTICALS INCORPORATED

   In March 1999, Amgen entered into a collaboration with Praecis relating to the development and commercialization of abarelix-depot. Amgen has been granted the exclusive right to commercialize abarelix-depot for all indications, including prostate cancer and endometriosis in the United States, Canada, Australia, Japan and several secondary markets. Amgen will conduct and pay for certain research, development and commercialization activities. In general, Praecis will receive a transfer price and royalty based on a sharing of the resulting profits on sales of abarelix products in the United States; Praecis will receive a royalty on net sales of abarelix products in Amgen's territories outside of the United States.

 Other business relationships

   In 1990, the Company entered into a collaboration agreement with Regeneron to co-develop and commercialize BDNF and NT-3 in the United States. To facilitate this collaboration, the Company and Regeneron formed Amgen-Regeneron Partners, a 50-50 partnership. In addition, Regeneron licensed these potential products to Amgen for development in certain other countries.

   In 1994, the Company acquired Synergen, a biotechnology company. The acquisition of Synergen principally added its inflammation program to Amgen's product candidate pipeline. Synergen Clinical Partners, L.P. ("SCP"), the general partner of which was a subsidiary of Synergen, was formed to fund development and commercialization of anakinra in certain geographic areas. As a result of the acquisition of Synergen, the general partner of SCP became a subsidiary of Amgen. In connection with the settlement of certain litigation relating to Synergen and SCP, Amgen acquired all of the limited partnership units of SCP. Amgen may be required to pay future amounts to the former limited partners that were members of the plaintiff class, other members of the plaintiff class and their counsel if the FDA should grant approval to market anakinra (as more specifically defined in the related settlement agreement) and additional amounts if certain product revenues are realized.

   In 1997, Amgen and Guilford entered into an agreement granting Amgen worldwide rights for Guilford's neuroimmunophilin compounds, a novel class of small molecule, orally-active, neurotrophic agents that may represent a new approach in the treatment of neurodegenerative disorders. Under the terms of the agreement, Amgen will receive worldwide rights to neuroimmunophilin compounds for all human therapeutic and diagnostic applications. Amgen will conduct and pay for all clinical development and manufacturing of products, market products worldwide and pay royalties to Guilford on such sales. In connection with this agreement, Amgen made an equity investment in Guilford.

Marketing

   Amgen uses wholesale distributors of pharmaceutical products as the principal means of distributing the Company's products to clinics, hospitals and pharmacies. The Company monitors the financial condition of its larger distributors and seeks to limit its credit exposure by setting appropriate credit limits and requiring collateral from certain customers. Sales to two large wholesalers accounted for more than 10% of total revenues for the years ended December 31, 2000, 1999 and 1998. Sales to one of these wholesalers, Bergen Brunswig Corporation, were $1,233.4 million, $1,078.0 million and $856.2 million for the years ended December 31, 2000, 1999 and 1998, respectively. Sales to the other wholesaler, Cardinal Distribution, were $445.2 million, $438.2 million and $366.5 million for the years ended December 31, 2000, 1999 and 1998, respectively.

   Dialysis providers are primarily reimbursed for EPOGEN(R) by the federal government through the End Stage Renal Disease Program ("ESRD Program") of Medicare. The ESRD Program reimburses approved providers for 80% of allowed dialysis costs; the remainder is paid by other sources, including Medicaid, private insurance, and to a lesser extent, state kidney patient programs. The ESRD Program reimbursement rate is established by Congress and is monitored by the Health Care Financing Administration ("HCFA"). Changes in coverage and reimbursement policies could have a material adverse effect on EPOGEN(R) sales (see "Factors That May Affect Amgen--Our sales depend on reimbursement and third party payors.").

   NEUPOGEN(R) is reimbursed by both private and public payors, and changes in coverage and reimbursement policies of these payors could have a material adverse effect on sales of NEUPOGEN(R) (see "Factors That May Affect Amgen--Our sales depend on reimbursement and third party payors.").

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

   INFERGEN(R) is sold by the Company in the United States and Canada. INFERGEN(R) is reimbursed through both private and public sources, with primary reimbursement through private payors.

   STEMGEN(R) is marketed by the Company directly to hospitals, pharmacies and medical practitioners in Canada and Australia. Distribution is handled by third party contractors.

Competition

   Competition among biotechnology, pharmaceutical and other companies that research, develop, manufacture or market pharmaceuticals is intense and is expected to increase. See "Factors That May Affect Amgen--We face competition". Some competitors, principally large pharmaceutical companies, have greater clinical, research, regulatory and marketing resources and experience than the Company, particularly in the area of small molecule therapeutics. In addition, certain specialized biotechnology firms have entered into cooperative arrangements with major companies for development and commercialization of products, creating an additional source of competition. The Company faces product competition from firms in the United States, countries of the EU, Canada, Australia and elsewhere. Additionally, some of the Company's competitors, including biotechnology and pharmaceutical companies, are actively engaged in the research and development in areas where the Company is also developing product candidates, as more fully discussed below.

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

 Nephrology

   Any products or technologies that are directly or indirectly successful in addressing anemia could negatively impact the market for EPOGEN(R) or for ARANESP(TM). ARANESP(TM) will directly compete with other currently marketed products which treat anemia, including EPOGEN(R) and the recombinant human erythropoietin product marketed by Johnson & Johnson (see "Products-- Recombinant human erythropoietin"). Aventis S.A. ("Aventis") is developing gene-activated erythropoietin for the treatment of anemia (see "Item 3. Legal Proceedings--Transkaryotic Therapies and Aventis S.A. litigation").

   The calcimimetic program could face competition from products currently marketed by Abbott Laboratories, Bone Care International, Inc., Genzyme Corporation and Roche which treat secondary HPT. In addition, another product to treat HPT is currently being developed by Chugai Pharmaceuticals Co., Ltd. ("Chugai").

 Cancer

   Any products or technologies that are directly or indirectly successful in addressing the causes or incidence of low levels of neutrophils could negatively impact the market for G-CSF. These include products that could receive approval for indications similar to those for which NEUPOGEN(R) has been approved, development of chemotherapy treatments that are less myelosuppressive than existing treatments and the availability of anti-cancer modalities that reduce the need for myelosuppressive chemotherapy. NEUPOGEN(R) currently faces market competition from a competing CSF product, granulocyte macrophage colony stimulating factor ("GM-CSF") and from the chemoprotectant, amifostine. Potential future sources of competition include other G-CSF products, GM-CSF products, FLT-3 ligand, myelopoietin, PGG-glucan, promegapoietin, and progenipoietin, among others.

   Chugai markets a G-CSF product in Japan as an adjunct to chemotherapy and as a treatment for BMT patients. Chugai and Aventis market a G-CSF product in certain EU countries as an adjunct to chemotherapy and as a treatment in BMT settings. Chugai, through its licensee, AMRAD, markets this G-CSF product in Australia as an adjunct to chemotherapy and as a treatment for BMT patients. Under an agreement with Amgen, Chugai is precluded from selling its G-CSF product in the United States, Canada and Mexico.

   Immunex Corporation ("Immunex") markets GM-CSF in the United States for BMT and PBPC transplant patients and as an adjunct to chemotherapy treatments for acute non-lymphocytic leukemia ("ANLL") and AML. Immunex is also pursuing other indications for its GM-CSF product including as an adjunct to chemotherapy outside the limited settings of ANLL and AML. Novartis AG markets another GM-CSF product for use in BMT patients and as an adjunct to chemotherapy in the EU and certain other countries. This GM-CSF product is currently being developed for similar indications in the United States and Canada. Nartograstim, a modified G-CSF protein, is sold by Kyowa Hakko Kogyo Co., Ltd. in Japan.

   Other products which address potential markets for G-CSF may be identified and developed by competitors in the future. Such products could also present competition in markets for STEMGEN(R) and potential markets for SD/01.

   Abarelix-depot could face competition from products currently marketed by TAP Pharmaceuticals, Inc. and AstraZeneca PLC which treat prostate cancer and/or endometriosis. In addition, other products to treat prostate cancer are currently approved, but not yet marketed, by Pharmacia Corporation and Bayer Corporation. Other products to treat prostate cancer are being developed by ASTA Medica AG, Atrix Laboratories, Inc. and Sanofi-Synthelabo.

   NHL is primarily treated with standard chemotherapy agents, monoclonal antibodies, or a combination of the two modalities. Epratuzumab could face competition from Rituximab, another monoclonal antibody marketed jointly by Genentech, Inc. and Idec Pharmaceuticals Corporation. However, it is also possible that Epratuzumab may be used in combination with Rituximab (see "Product candidates--Cancer"). In addition, other monoclonal antibodies are being investigated for the treatment of NHL including those in development by GlaxoSmithKline plc (in collaboration with Beckman Coulter, Inc.) and Idec Pharmaceuticals Corporation.

   Many companies are developing products that promote wound healing, soft tissue regeneration and chemoprotection. Companies such as Human Genome Sciences, Inc., Genetics Institute, Inc., U.S. Bioscience, Inc./MedImmune, Inc., IntraBiotics Pharmaceuticals, Inc. and ALZA Corporation are currently among many companies that are developing products which could be potential competitors for KGF.

   The OPG program could face competition from a product currently marketed by Novartis AG for the treatment of cancer metastases to the bone.

 Inflammation

   Anakinra and sTNF-RI could face competition from a number of companies developing or marketing rheumatoid arthritis treatments. Current anti-arthritic treatments include generic methotrexate and other products marketed by Centocor, Inc./Johnson & Johnson, Immunex/American Home Products Corporation, Merck & Co., Inc., Pharmacia Corporation, Novartis AG and Sanofi-Synthelabo. In addition, a number of companies have cytokine inhibitors in development including Abbott Laboratories, GlaxoSmithKline plc and Taisho Pharmaceutical Co., Ltd.

 Neurology and Metabolism

   Several companies are developing neurotrophic factors that could compete with the neuroimmunophilin program or NT-3. These companies include Abbott Laboratories, Astra AB, Cephalon Inc., Kosan Biosciences Inc., Regeneron, Schering AG, SIBIA Neurosciences, Inc./Merck & Co., Inc. and Vertex Pharmaceuticals Incorporated.

   Many companies currently market or are believed to be developing obesity treatments that could compete with the leptin program. Potential future competitors include Millennium Pharmaceuticals, Inc. (in collaboration with Roche), Neurogen Corporation (in collaboration with Pfizer Inc.), Bristol Myers Squibb Company, Novartis AG, Eli Lilly and Company and Merck & Co., Inc. Knoll AG and Roche currently market obesity treatments in various countries.

 Other

   INFERGEN(R) competes with other interferons and related products, several of which are in development or on the market. Schering-Plough Corporation and Roche are major suppliers of interferons. The Company cannot predict the extent to which it will maintain its share or further penetrate this market. Interferon Sciences, Inc. could be a potential competitor in this arena.

Research and Development

   The Company's primary sources of new product candidates are internal research and acquisition and licensing from third parties. Amgen's internal research capabilities include an expertise in secreted protein therapeutics. The Company's discovery program may yield targets that lead to the development of therapeutics delivered as proteins, small molecules or monoclonal antibodies. Amgen has only recently entered the small molecule field. To supplement its small molecule discovery program, in December 2000, Amgen acquired Kinetix Pharmaceuticals, Inc. ("Kinetix"), a privately held company that focused on the discovery of small molecule drugs that inhibit protein kinases, a key class of biological regulators (see Note 11 to the Consolidated Financial Statements). Research and development expenses for the years ended December 31, 2000, 1999 and 1998 were $845.0 million, $822.8 million and $663.3 million, respectively. Additionally, the Company recorded a $30.1 million write-off of acquired in-process research and development during the year ended December 31, 2000 arising from the acquisition of Kinetix (see Note 4 to the Consolidated Financial Statements).

Government Regulation

   Regulation by governmental authorities in the United States and other countries is a significant factor in the production and marketing of the Company's products and its ongoing research and development activities (see "Factors That May Affect Amgen--Our operations are significantly regulated.").

   In order to clinically test, manufacture and market products for therapeutic use, Amgen must satisfy mandatory procedures and safety and effectiveness standards established by various regulatory bodies. In the United States, the Federal Food, Drug, and Cosmetic Act, as amended, and the regulations promulgated thereunder, and other federal and state statutes and regulations govern, among other things, the testing, manufacture, labeling, storage, record keeping, approval, advertising and promotion of the Company's products on a product-by-product basis. Product development and approval within this regulatory framework take a number of years and involve the expenditure of substantial resources. After laboratory analysis and preclinical testing in animals, an investigational new drug application is filed with the FDA to begin human testing. Typically, a three-phase human clinical testing program is then undertaken. In phase 1, small clinical trials are conducted to determine the safety of the product. In phase 2, clinical trials are conducted to assess safety, acceptable dose and gain preliminary evidence of the efficacy of the product. In phase 3, clinical trials are conducted to provide sufficient data for the statistically valid proof of safety and efficacy. The time and expense required to perform this clinical testing can vary and is substantial. No action can be taken to market any new drug or biologic product in the United States until an appropriate marketing application has been approved by the FDA. Even after initial FDA approval has been obtained, further clinical trials may be required to provide additional data on safety and effectiveness and are required to gain clearance for the use of a product as a treatment for indications other than those initially approved. In addition, side effects or adverse events that are reported during clinical trials can delay, impede, or prevent marketing approval. Similarly, adverse events that are reported after marketing approval can result in additional limitations being placed on the product's use and, potentially, withdrawal of the product from the market. Any adverse event, either before or after marketing approval, can result in product liability claims against the Company.

   In addition to regulating and auditing human clinical trials, the FDA regulates and inspects equipment, facilities and processes used in the manufacturing of such products prior to providing approval to market a product. If after receiving clearance from the FDA, a material change is made in manufacturing equipment, location or process, additional regulatory review may be required. The Company also must adhere to current Good Manufacturing Practice and product-specific regulations enforced by the FDA through its facilities inspection program. The FDA also conducts regular, periodic visits to re-inspect equipment, facilities and processes following the initial approval. If, as a result of these inspections, the FDA determines that the Company's equipment, facilities or processes do not comply with applicable FDA regulations and conditions of product approval, the FDA may seek civil, criminal, or administrative sanctions and/or remedies against Amgen, including the suspension of the Company's manufacturing operations.

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

   The Company is also subject to various federal and state laws pertaining to health care "fraud and abuse", including anti-kickback laws and false claims laws. Anti-kickback laws make it illegal for a prescription drug manufacturer to solicit, offer, receive or pay any remuneration in exchange for, or to induce, the referral of business, including the purchase or prescription of a particular drug. The federal government has published regulations that identify "safe harbors" or exemptions for certain payment arrangements that do not violate the anti-kickback statutes. The Company seeks to comply with the safe harbors where possible. Due to the breadth of the statutory provisions and the absence of guidance in the form of regulations or court decisions addressing some of the Company's practices, it is possible that the Company's practices might be challenged under anti-kickback or similar laws. False claims laws prohibit anyone from knowingly and willingly presenting, or causing to be presented for payment to third party payors (including Medicare and Medicaid) claims for reimbursed drugs or services that are false or fraudulent, claims for items or services not provided as claimed, or claims for medically unnecessary items or services. Amgen's activities relating to the sale and marketing of its products may be subject to scrutiny under these laws. Violations of fraud and abuse laws may be punishable by criminal and/or civil sanctions, including fines and civil monetary penalties, as well as the possibility of exclusion from federal health care programs (including Medicare and Medicaid). If the government were to allege against or convict the Company of violating these laws, there could be a material adverse effect on the Company, including its stock price. The Company's activities could be subject to challenge for the reasons discussed above and due to the broad scope of these laws and the increasing attention being given to them by law enforcement authorities.

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

Patents and Trademarks

   Patents are very important to the Company in establishing proprietary rights to the products it has developed or licensed. The patent positions of pharmaceutical and biotechnology companies, including the Company, can be uncertain and involve complex legal, scientific and factual questions. See "Factors That May Affect Amgen--Intellectual property and legal matters can affect our business.".

   The Company has filed applications for a number of patents and has been granted patents relating to its erythropoietin, G-CSF, darbepoetin alfa, consensus interferon and various potential products. In the United States, the U.S. Patent and Trademark Office (the "USPTO") has issued to the Company patents relating to erythropoietin that generally cover DNA and host cells (issued in 1987); processes for making erythropoietin (issued in 1995 and 1997); certain product claims to erythropoietin (issued in 1996 and 1997); cells that make certain levels of erythropoietin (issued in 1998); and pharmaceutical compositions of erythropoietin (issued in 1999). These patents have varying expiration dates, with the latest erythropoietin related patents expiring in 2015; all other patents expire earlier. The USPTO has also issued to the Company patents relating to aspects of DNAs, vectors, cells and processes relating to recombinant G-CSF (issued in 1989); other aspects of DNAs, vectors, cells and processes relating to recombinant G-CSF (issued in 1991); G-CSF polypeptides (issued in 1996); methods of treatment using G-CSF polypeptides (issued in 1996); methods of enhancing bone marrow transplantation and treating burn wounds (issued in 1997); methods for recombinant production of G-CSF (issued in 1998); and analogs of G-CSF (issued in 1999). The last to issue G-CSF patents expire in 2014; all other patents expire earlier. Additionally, U.S. patents pertaining to pegylated G-CSF (SD/01) expire in 2015. The patent relating to erythropoietin for the EU expires in 2004. The patent relating to G-CSF for the EU expires in 2006. The Company has two patents in the EU relating to darbepoetin alfa and hyperglycosylated erythropoietic proteins which expire in 2010 and 2014, respectively.

   There can be no assurance that Amgen's patents or licensed patents will afford legal protection against competitors or provide significant proprietary protection or competitive advantage. In addition, Amgen's patents or licensed patents could be held invalid or unenforceable by a court, or infringed or circumvented by others, or others could obtain patents that the Company would need to license or circumvent. Competitors or potential competitors may have filed patent applications or received patents, and may obtain additional patents and proprietary rights relating to proteins, small molecules, compounds or processes competitive with those of the

Company. Additionally, for certain of the Company's product candidates, competitors or potential competitors may claim that their existing or pending patents prevent the Company from commercializing such product candidates in certain territories.

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

   Trade secret protection for its unpatented confidential and proprietary information is important to Amgen. To protect its trade secrets, the Company generally requires its employees, material consultants, scientific advisors and parties to collaboration and licensing agreements to execute confidentiality agreements upon the commencement of employment, the consulting relationship or the collaboration or licensing arrangement with the Company. However, others could either develop independently the same or similar information or obtain access to Amgen's proprietary information.

   The Company has obtained U.S. registration of its EPOGEN(R), NEUPOGEN(R), INFERGEN(R) and STEMGEN(R) trademarks. In addition, these trademarks have been registered in other countries.

Manufacturing and Raw Materials

   Amgen has manufacturing facilities which produce commercial quantities of Epoetin alfa, NEUPOGEN(R) (Filgrastim), INFERGEN(R) (Interferon alfacon-1) and STEMGEN(R) (Ancestim) (see "Item 2. Properties"). The Company additionally supplies Epoetin alfa to Johnson & Johnson under a supply agreement. There can be no assurance that the Company will be able to accurately anticipate future demand for Epoetin alfa, NEUPOGEN(R), INFERGEN(R) and STEMGEN(R) or maintain adequate manufacturing capacity (see "Factors That May Affect Amgen--We plan to grow rapidly.").

   Certain raw materials necessary for the Company's commercial manufacturing of its products are proprietary products of other companies, and in some cases, such proprietary products are specifically cited in the Company's drug application with the FDA such that they must be obtained from that specific, sole source. The Company currently attempts to manage the risk associated with such sole sourced raw materials by active inventory management and alternate source development, where feasible. Amgen attempts to remain apprised of the financial condition of its suppliers, their ability to supply the Company's needs and the market conditions for these raw materials. Also, certain of the raw materials required in the commercial manufacturing of the Company's products are derived from biological sources. The Company is investigating screening procedures with respect to certain biological sources and alternatives to them. Raw materials may be subject to contamination and/or recall. A material shortage, contamination and/or recall could adversely impact or disrupt Amgen's commercial manufacturing of its products.

Human Resources

   As of December 31, 2000, the Company had approximately 7,300 employees, of which approximately 3,800 were engaged in research and development, approximately 1,500 were engaged in sales and marketing and approximately 2,000 were engaged in other activities. There can be no assurance that the Company will be able to continue attracting and retaining qualified personnel in sufficient numbers to meet its needs. None of the Company's employees are covered by a collective bargaining agreement, and the Company has experienced no work stoppages. The Company considers its employee relations to be good.

Executive Officers of the Registrant

   The executive officers of the Company, their ages as of March 1, 2001 and positions are as follows:

   Mr. Kevin W. Sharer, age 52, has served as a director of the Company since November 1992. He became Chief Executive Officer and President in May 2000 and Chairman of the Board in December 2000, having served as President and Chief Operating Officer since October 1992. Prior to joining the Company, Mr. Sharer served as President of the Business Markets Division of MCI Communications Corporation, a telecommunications company, from April 1989 to October 1992, and served in numerous executive capacities at General Electric Company from February 1984 to March 1989. Mr. Sharer also serves as a director of Unocal Corporation.

   Mr. Stan M. Benson, age 49, has served as Senior Vice President, Sales and Marketing, since joining the Company in June 1995. Prior to joining the Company, Mr. Benson held a number of executive management positions at Pfizer Inc., a pharmaceutical company, from June 1976 to June 1995.

   Dr. Fabrizio Bonanni, age 54, has served as Senior Vice President, Quality and Compliance, since joining the Company in April 1999. Prior to joining the Company, Dr. Bonanni had been the Corporate Vice President for Regulatory/Clinical Affairs for Baxter International Inc. ("Baxter"), a pharmaceutical company, from December 1997 to April 1999, Corporate Vice President, Quality System from November 1994 to December 1997, and has held a variety of quality, regulatory and manufacturing positions with Baxter in Europe and in the U.S. since 1974.

   Ms. Kathryn E. Falberg, age 40, became Senior Vice President, Finance and Corporate Development, and Chief Financial Officer in August 2000, having served as Senior Vice President, Finance and Chief Financial Officer since December 1998, as Vice President, Finance, Chief Financial Officer and Chief Accounting Officer since May 1998 and as Vice President, Corporate Controller and Chief Accounting Officer from June 1997 to May 1998. Previously, Ms. Falberg had served as Vice President and Treasurer from December 1996 to June 1997, and as Treasurer since joining the Company in January 1995.

   Dr. Dennis M. Fenton, age 49, became Executive Vice President, in March 2000, having served as Senior Vice President, Operations, since January 1995, having served as Senior Vice President, Sales and Marketing, from August 1992 to January 1995, and having served as Vice President, Process Development, Facilities and Manufacturing Services, from July 1991 to August 1992. Dr. Fenton previously had served as Vice President, Pilot Plant Operations and Clinical Manufacturing, from October 1988 to July 1991, and as Director, Pilot Plant Operations, from 1985 to October 1988.

   Mr. George J. Morrow, age 48, became Executive Vice President of Worldwide Sales and Marketing, in January 2001. Prior to joining the Company, from January 1999 until December 2000, Mr. Morrow was President and Chief Executive Officer of Glaxo Wellcome Inc. ("Glaxo"), a subsidiary of GlaxoSmithKline plc. From January 1997 until December 1998, Mr. Morrow was Managing Director of Glaxo Wellcome U.K., also a subsidiary GlaxoSmithKline plc. From May 1993 until December 1996, Mr. Morrow was Group Vice President for Commercial Operations of Glaxo.

   Dr. George Morstyn, age 50, became Senior Vice President, Development and Chief Medical Officer in October 1999, having served as Vice President, Product Development and Chief Medical Officer since June 1998 and as Vice President, Clinical Development and Chief Medical Officer from September 1993 to June 1998. Dr. Morstyn previously served as Vice President, Clinical and Medical Affairs from July 1991 to September 1993.

   Mr. Steven M. Odre, age 51, became Senior Vice President, General Counsel and Secretary in March 2000, having served as Vice President, Intellectual Property, and Associate General Counsel since October 1988, and having served as Associate General Counsel from March 1988 to October 1988. From May 1986 to March 1988, he served as Director of Intellectual Property.

   Dr. Roger M. Perlmutter, age 48, became Executive Vice President of Research and Development in January 2001. Prior to joining the Company, from July 1999 until December 2000, Dr. Perlmutter was Executive Vice President, Worldwide Basic Research and Preclinical Development of Merck Research Laboratories ("Merck"). From February 1999 until July 1999, Dr. Perlmutter was Executive Vice President of Merck. From February 1997 until January 1999, Dr. Perlmutter was Senior Vice President of Merck. Prior to February 1997, Dr. Perlmutter was Chairman of the Department of Immunology, University of Washington from May 1989 until January 1997, Professor in the Departments of Immunology, Biochemistry and Medicine, University of Washington from January 1991 until January 1997 and Investigator, the Howard Hughes Medical Institute at the University of Washington from October 1991 until January 1997.

   Mr. Barry D. Schehr, age 45, became Vice President, Financial Operations and Chief Accounting Officer in May 2000, having served as Vice President, Accounting and Financial Operations since March 2000 and as Director of Internal Audit from February 1997 to February 2000. Prior to joining the Company, Mr. Schehr had been a partner with Ernst & Young LLP, an accounting firm, from October 1989 to January 1997.

Geographic Area Financial Information

   For financial information concerning the geographic areas in which the Company operates, see Note 10 to the Consolidated Financial Statements.

Factors That May Affect Amgen

   Amgen operates in a rapidly changing environment that involves a number of risks, some of which are beyond our control. The following discussion highlights some of these risks and others are discussed elsewhere in this Form 10-K.

 Results of our product development are uncertain.

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

   Several of our product candidates have failed at various stages in the product development process, including BDNF, Megakaryocyte Growth and Development Factor (MGDF) and glial cell-line derived neurotrophic factor
(GDNF). For example, in 1997, we announced the failure of BDNF (for the treatment of ALS by subcutaneous injection administration route), because the product candidate, as administered, did not produce acceptable clinical results in a specific indication after a phase 3 trial, even though BDNF had progressed successfully through preclinical and earlier clinical trials. In addition, some of our other product candidates have failed in clinical trials. Of course, there may be other factors that prevent us from marketing a product. We cannot guarantee we will be able to produce commercially successful products. Further, clinical trial results are frequently susceptible to varying interpretations by scientists, medical personnel, regulatory personnel, statisticians and others which may delay, limit or prevent further clinical development or regulatory approvals of a product candidate. Also, the length of time that it takes for us to complete clinical trials and obtain regulatory approval for product marketing has in the past varied by product and by the indicated use of a product. We expect that this will likely be the case with future product candidates and we cannot predict the length of time to complete necessary clinical trials and obtain regulatory approval. See "--Our operations are significantly regulated."

 Our operations are significantly regulated.

   Our research, preclinical testing, clinical trials, facilities, manufacturing, pricing and sales and marketing are subject to extensive regulation by numerous state and federal governmental authorities in the U.S., such as the FDA and the Health Care Financing Administration ("HCFA"), as well as by foreign countries and the European Union (the "EU"). Currently, we are required in the U.S. and in foreign countries to obtain approval from those countries' regulatory authorities before we can market and sell our products in those countries. The success of our current and future products will depend in part upon obtaining and maintaining regulatory approval to market products in approved indications in the U.S. and foreign markets. In our experience, the regulatory approval process is a lengthy and complex process, both in the U.S. and in foreign countries, including countries in the EU. Even if we obtain regulatory approval, both our manufacturing processes and our marketed products are subject to continued review. Later discovery of previously unknown problems with our products or manufacturing processes may result in restrictions on such products or manufacturing processes, including withdrawal of the products from the market. If we fail to obtain necessary approvals, or if any prior approvals are restricted, suspended or revoked, or if we fail to comply with regulatory requirements, then regulatory authorities could prevent us from manufacturing or selling our products which could have a material adverse effect on us and our results of operations.

 Our sales depend on reimbursement and third party payors.

   In both domestic and foreign markets, sales of our products are dependent, in part, on the availability of reimbursement from third party payors such as state and federal governments (for example, under Medicare and Medicaid programs in the U.S.) and private insurance plans. In certain foreign markets, the pricing and profitability of our products generally are subject to government controls. In the U.S., there have been, and we expect there will continue to be, a number of state and federal proposals that limit the amount that state or federal governments will pay to reimburse the cost of drugs. In addition, we believe the increasing emphasis on managed care in the U.S. has and will continue to put pressure on the price and usage of our products, which may impact product sales. Further, when a new therapeutic is approved, the reimbursement status and rate of such a product is uncertain. For example, we believe that sales of ARANESP(TM) will be affected by government and private payor reimbursement policies. In addition, current reimbursement policies for existing products may change at any time. Changes in reimbursement or our failure to obtain reimbursement for our products may reduce the demand for, or the price of, our products, which could result in lower product sales or revenues which could have a material adverse effect on us and our results of operations. For example, in the U.S. the use of EPOGEN(R) in connection with treatment for end stage renal disease is funded primarily by the U.S. federal government. Therefore, as in the past, EPOGEN(R) sales could be affected by future changes in reimbursement rates or the basis for reimbursement by the federal government. For example, in early 1997, HCFA instituted a reimbursement change for EPOGEN(R) which adversely affected the Company's EPOGEN(R) sales, until the policies were revised.

 Guidelines and recommendations can affect the use of our products.

   Government agencies promulgate regulations and guidelines directly applicable to us and to our products. However, professional societies, practice management groups, private health/science foundations and organizations involved in various diseases from time to time may also publish guidelines or recommendations to the health care and patient communities. Recommendations of government agencies or these other groups/organizations may relate to such matters as usage, dosage, route of administration and use of concomitant therapies. Organizations like these have in the past made recommendations about our products. Recommendations or guidelines that are followed by patients and health care providers could result in decreased use of our products. In addition, the perception by the investment community or stockholders that such recommendations or guidelines will be followed could adversely affect prevailing market prices for our common stock.

 Intellectual property and legal matters can affect our business.

   The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and often involve complex legal, scientific and factual questions. To date, there has emerged no consistent policy regarding breadth of claims allowed in such companies' patents. Accordingly, the patents and patent applications relating to our products, product candidates and technologies may be challenged, invalidated or circumvented by third parties and might not protect us against competitors with similar products or technology. For certain of our product candidates, there are third parties who have patents or pending patents that they may claim prevent us from commercializing these product candidates in certain territories. Patent disputes are frequent and can preclude commercialization of products. We are currently, and in the future may be, involved in patent litigation. For example, we are involved in ongoing patent infringement lawsuits against Transkaryotic Therapies, Inc. and Aventis with respect to our erythropoietin patents. If we ultimately lose these litigations, we could be subject to competition and/or significant liabilities, we could be required to enter into third party licenses or we could be required to cease using the technology or product in dispute. In addition, we cannot guarantee that such licenses will be available on terms acceptable to us.

 We face competition.

   We operate in a highly competitive environment. Our principal competitors are pharmaceutical and biotechnology companies. Some of our competitors, mainly large pharmaceutical corporations, have greater clinical, research, regulatory and marketing resources than we do. In addition, some of our competitors may have technical or competitive advantages over us for the development of technologies and processes and may acquire technology from academic institutions, government agencies and other private and public research organizations. We cannot guarantee that we will be able to produce or acquire rights to products that have commercial potential. In addition, even if we achieve successful product commercialization, it is possible that one or more of our competitors will achieve product commercialization earlier than we do, obtain patent protection that dominates or adversely affects our activities, or have significantly greater marketing capabilities.

 Our operating results may fluctuate.

   Our operating results may fluctuate from period to period for a number of reasons. In budgeting our operating expenses, we assume that revenues will continue to grow; however, some of our operating expenses are fixed in the short term. Because of this, even a relatively small revenue shortfall may cause a period's results to be below our expectations or projections. A revenue shortfall could arise from any number of factors, such as:

  -- lower than expected demand for our products

  -- changes in the government's or private payors' reimbursement policies for our products

  -- changes in wholesaler buying patterns

  -- increased competition from new or existing products

  -- fluctuations in foreign currency exchange rates

  -- changes in our product pricing strategies

Of course, there may be other factors that affect the Company's revenues in any given period.

 We plan to grow rapidly.

   We have an aggressive growth plan that includes substantial and increasing investments in research and development, sales and marketing and facilities. Our plan has a number of risks, for example:

  -- we may need to generate higher revenues to cover a higher level of operating expenses

  -- we may need to attract and assimilate a large number of new employees

  -- we may need to manage complexities associated with a larger and faster growing organization

  -- we may need to accurately anticipate demand for the products we manufacture and maintain adequate manufacturing capacity

   Of course, there may be other risks and we cannot guarantee that we will be able to successfully manage these or other risks.

 Our stock price is volatile.

   Our stock price, like that of other biotechnology companies, is highly volatile. Our stock price may be affected by such factors as:

  -- clinical trial results

  -- product-development announcements by us or our competitors

  -- regulatory matters

  -- announcements in the scientific and research community

  -- intellectual property and legal matters

  -- changes in reimbursement policies or medical practices

  -- broader industry and market trends unrelated to our performance

   In addition, if our revenues or earnings in any period fail to meet the investment community's expectations, there could be an immediate adverse impact on our stock price.

Item 2. PROPERTIES

   Amgen's principal executive offices and a majority of its administrative, manufacturing and research and development facilities are located in thirty-nine buildings in Thousand Oaks, California. Thirty-five of the buildings are owned and four are leased. Adjacent to these buildings are facilities that are under construction and additional property for future expansion. The Thousand Oaks, California properties include manufacturing facilities licensed by various regulatory bodies that produce commercial quantities of Epoetin alfa, NEUPOGEN(R) (Filgrastim), INFERGEN(R) (Interferon alfacon-1) and STEMGEN(R) (Ancestim). These properties also include a manufacturing facility capable of producing commercial quantities of ARANESP(TM) (darbepoetin alfa).

   Amgen owns two buildings and leases four buildings in Boulder, Colorado, housing research facilities and a manufacturing facility capable of producing commercial quantities of anakinra. The Company has a manufacturing complex in Longmont, Colorado, that is licensed to produce commercial quantities of Epoetin alfa. Amgen also plans on using the Longmont facility to produce commercial quantities of ARANESP(TM) (darbepoetin alfa). The Company has acquired approximately 159 acres of undeveloped land adjacent to the Longmont site to accommodate future expansion.

   Elsewhere in North America, the Company owns a distribution center in Louisville, Kentucky, and leases a research facility and administrative offices in Canada, a research facility in Medford Massachusetts, an administrative office in Washington, D.C. and five regional sales offices in the U.S. The Company also owns land in Cambridge, Massachusetts, where a research facility is currently being constructed.

   Outside North America, the Company has a manufacturing facility in Juncos, Puerto Rico, and a European packaging and distribution center in Breda, The Netherlands, which have been licensed by various regulatory bodies. The Company leases facilities in fourteen European countries, Australia, Japan, Taiwan and the People's Republic of China for administration, marketing and/or research and development.

   Amgen believes that its current facilities plus anticipated additions are sufficient to meet its needs for the next several years.

Item 3. LEGAL PROCEEDINGS

   Certain of the Company's legal proceedings are discussed below. While it is impossible to predict accurately or to determine the eventual outcome of these matters, the Company believes that the outcome of these proceedings will not have a material adverse effect on the annual financial statements of the Company.

Biogen litigation

   On March 10, 1995, Biogen, Inc. ("Biogen") filed suit in the United States District Court for the District of Massachusetts (the "Massachusetts District Court") alleging infringement by the Company of certain claims of U.S. Patent No. 4,874,702 (the "'702 Patent"), relating to vectors for expressing cloned genes. Biogen alleged that Amgen infringed its patent by manufacturing and selling NEUPOGEN(R). On March 28, 1995, Biogen filed an amended complaint further alleging that the Company also infringed the claims of two additional patents allegedly assigned to Biogen, U.S. Patent No. 5,401,642 (the "'642 Patent") and U.S. Patent No. 5,401,658 (the "'658 Patent"), relating to vectors, methods for making vectors and expressing cloned genes, and host cells. The amended complaint sought injunctive relief, unspecified compensatory damages and treble damages. On April 24, 1995, the Company answered Biogen's amended complaint, denying its material allegations and pleading counterclaims for declaratory judgment of non-infringement, patent invalidity and unenforceability. The Massachusetts District Court exerted jurisdiction over claims 9 and 17 of the '702 Patent, and dismissed all claims and counterclaims relating to any other claims of the '702 Patent. On August 6, 1998, the Massachusetts District Court issued a final claim construction order ruling that, to be covered by claim 1 of the '702 Patent (the claim that forms the crux of the asserted claims), a plasmid vector must contain the entire lambda DNA sequence as represented in Figure 6 of the '702 Patent, as well as at least one endonuclease recognition site inserted at the converted HaeIII site at 73.1% of bacteriophage lambda or at another site downstream of HaeIII, said endonuclease recognition site being within 300 base pairs of the HincII site at -33, and prior to any sequences of lambda DNA downstream of the HaeIII site. On November 17, 1999, a hearing was held on Amgen's motion for summary judgment of non-infringement. At the hearing, the Massachusetts District Court orally ruled that Amgen does not literally infringe. On September 25, 2000, the Massachusetts District Court issued a Memorandum and Order finding no infringement, literally or under the doctrine of equivalents regarding the Company's manufacture and sale of NEUPOGEN(R). On October 12, 2000, the Massachusetts District Court entered judgment in Amgen's favor. Biogen disputed the finality of the Judgment and the correctness of the Massachusetts District Court's Memorandum and Order. On December 19, 2000, Amgen filed a Motion to Amend the Massachusetts District Court's September 25, 2000 Memorandum and Order. On March 1, 2001, the Massachusetts District Court allowed in part Amgen's Motion to Amend and ruled that the September 25, 2000 Order will be amended to reflect the Massachusetts District Court's reliance on prosecution history estoppel as a distinct and separate ground upon which to enter a judgment of non-infringement for Amgen regarding the '702 Patent. Regarding Amgen's Motion for Summary Judgment of Issue Preclusion, the Massachusetts District Court ruled that its clerk will schedule a hearing on Amgen's Motion for Summary Judgment of Issue Preclusion relating to Amgen's contention that prosecution history estoppel and issue preclusion compel findings of non-infringement of the '642 and '658 Patents and the dismissal of the Infergen matter described below. It also allowed Biogen's Motion to Alter or Amend Judgment to the extent that the October 12, 2000 Judgment was not final in that it did not formally dispose of Amgen's pending counterclaims nor did it contain a certification under Rule 54(b) of the Federal Rules of Civil Procedure. The Massachusetts District Court ruled that it will vacate the October 12, 2000 Judgment and instructed its clerk to issue a substitute Judgment in favor of Amgen as to any alleged infringement of the claims of the '702 Patent. The Massachusetts District Court further ruled that Amgen's counterclaims are dismissed without prejudice as moot. The remaining calendar of scheduled items that were pending before the Massachusetts District Court, including trial, has been eliminated and the Company's motions for lack of ownership and for abandonment were dismissed as moot. The Company's motion for summary judgment of invalidity on the basis of prior public use was denied on procedural grounds.

   In a separate matter, on July 30, 1997, Biogen filed a complaint in the Massachusetts District Court alleging that Amgen infringes claims 9 and 17 of the '702 Patent and the claims of the '642 and '658 Patents, identified above, by making and using the claimed subject matter in the United States in the manufacture of INFERGEN(R), the Company's consensus interferon product. On September 17, 1997, Amgen responded to the complaint by filing a motion to dismiss the case in its entirety due to Biogen's lack of standing to bring the lawsuit in view of Biogen's lack of ownership of the patents-in-suit. Amgen also filed a motion for summary judgment of patent invalidity of particular claims of the patents-in-suit due to abandonment of the invention. The Massachusetts District Court ordered Amgen to file an answer to Biogen's complaint and Amgen complied. All discovery in this case has been stayed. As noted above, the Massachusetts District Court will be setting a date for a hearing on Amgen's Motion for Summary Judgment of Issue Preclusion and for the dismissal of this case.

INFERGEN(R) litigation

   On December 3, 1996, Schering-Plough Corporation ("Schering") filed suit in the U.S. District Court for the District of Delaware (the "Delaware Court") against the Company alleging infringement of U.S. Patent No. 4,530,901 (the "'901 Patent") by the manufacture and use of INFERGEN(R). The complaint sought unspecified damages and injunctive relief. Biogen was added as a plaintiff in the Delaware action. On July 30, 1998, the Delaware Court entered an order construing the meaning of the claims of the '901 Patent. The Delaware Court limited the scope of the claims to include DNAs that encode only "an immature, fused, and/or incomplete form" of Interferon-alpha-1. On February 3, 1999, the Delaware Court entered judgment of noninfringement in favor of Amgen that INFERGEN(R) does not infringe the '901 Patent. Schering and Biogen appealed and the appeal was argued in December 1999. The U.S. Court of Appeals affirmed the Delaware Court's judgment of noninfringement in favor of Amgen in a decision dated August 1, 2000.

Genentech litigation

   On October 16, 1996, Genentech, Inc. ("Genentech") filed suit in the United States District Court for the Northern District of California (the "California Court") seeking an unspecified amount of compensatory damages, treble damages and injunctive relief on its U.S. Patent Nos. 4,704,362, 5,221,619 and 4,342,832 (the "'362, '619 and '832 Patents"), relating to vectors for expressing cloned genes and the methods for such expression. Genentech alleged that Amgen infringed its patents by manufacturing and selling NEUPOGEN(R). On December 2, 1996, Amgen was served with this lawsuit. On January 21, 1997, the Company answered the complaint and asserted counterclaims relating to invalidity and non-infringement of the patents-in-suit. On February 10, 1997, Genentech served Amgen with a reply to the counterclaim and an additional counterclaim asserting U.S. Patent No. 5,583,013 (the "'013 Patent"), issued December 10, 1996, seeking relief similar to that sought for the '362, '619 and '832 Patents. On March 31, 1997, Amgen answered this pleading and asserted counterclaims relating to invalidity and non-infringement of the '013 Patent. At a hearing held on May 29, 1998, the parties stipulated to: (i) the dismissal with prejudice of Genentech's first claim for patent infringement against Amgen with respect to the '832 Patent, as alleged in Genentech's complaint filed October 16, 1996 and (ii) dismissal with prejudice of Amgen's first, second, third and fourth claims for relief with respect to the '832 Patents as alleged in Amgen's answer to complaint and counterclaims filed on January 21, 1997. The judge issued a final claim construction ruling interpreting the '362, '619 and '013 Patent claims which, among other things, essentially limited the claim term "control region" to DNA taken from a single operon and not constructed from control elements derived from various operons. It may not be constructed portion-by-portion from multiple operons. On February 18, 2000, Amgen filed a motion to amend its answer to allege inequitable conduct. On October 12, 2000, the California Court entered Final Judgment in the Company's favor on the basis of no infringement. Genentech has filed a notice of appeal. The parties are currently briefing these issues before the Federal Circuit Court of Appeals.

Transkaryotic Therapies and Aventis S.A. litigation

   On April 15, 1997, Amgen filed suit in the Massachusetts District Court against Transkaryotic Therapies, Inc. ("TKT") and Hoechst Marion Roussel, Inc. ("HMR"--now Aventis S.A., together with TKT, the "Defendants") alleging infringement of several U.S. patents owned by Amgen that claim an erythropoietin product and processes for making erythropoietin. The suit sought an injunction preventing the Defendants from making, importing, using or selling erythropoietin in the U.S. On July 9, 1997, the Massachusetts District Court denied TKT's motion to dismiss the lawsuit on the pleadings. On April 15, 1998, the Massachusetts District Court issued an order granting the Defendants' motion for summary judgment of non-infringement on the grounds that Defendants' activities to date were protected by the clinical trial exemption. The Massachusetts District Court also ruled that the action would be administratively closed to be re-opened upon motion of either party for good cause shown. In June 1999, the Defendants filed a motion to reopen the case with which Amgen concurred. On October 7, 1999, Amgen filed an amended complaint which added two additional patents to the litigation. Defendants' amended answer asserted that all five of the patents-in-suit were not infringed, were invalid or were unenforceable due to inequitable conduct. Discovery by both sides was completed in 1999. The Defendant's motion for summary judgment of invalidity of three of the patents was denied on January 18, 2000. Amgen's motion for summary judgment of literal infringement was granted by the Massachusetts District Court on April 26, 2000 with respect to claim 1 of U.S. Patent No. 5,955,422 (the "'422 Patent"). Also on April 26, 2000, the Massachusetts District Court denied Amgen's motion for summary judgment with respect to claims 1 and 4 of U.S. Patent No. 5,756,349 (the "'349 Patent") and deferred decision on the infringement of that patent until trial. On May 15, 2000, trial began in the Massachusetts District Court. On June 9, 2000, the Massachusetts District Court granted motion for non-infringement of U.S. Patent No. 5,618,698 (the "'698 Patent"), removing the '698 Patent from this action. The Massachusetts District Court also held that, although the Defendants' erythropoietin product does not literally fall within the scope of U.S. Patent No. 5,621,080 (the "'080 Patent"), such product may infringe if it is found to be equivalent to the product claimed by the '080 Patent. Additionally, the Massachusetts District Court denied the Defendants' motion for non-infringement of U.S. Patent No. 5,547,933 (the "'933 Patent"). On July 21, 2000, the Massachusetts District Court granted Amgen's motion for judgment on the Defendants' defenses of invalidity based upon anticipation and obviousness. On January 19, 2001, the Massachusetts District Court ruled that claims 2-4 of the '080 Patent, claims 1-6 of the '349 Patent and claim 1 of the '422 Patent were valid, enforceable and infringed by TKT's GA-EPO product and the cells used to make such product. The Massachusetts District Court also held that claim 7 of the '349 patent and claims 1, 2 and 9 of the '933 Patent were not infringed, and that if infringed the claims of the '933 patent would be invalid. On January 26, 2001, TKT and HMR filed a Notice of Appeal and on February 14, 2001, Amgen filed a Notice of Cross-Appeal, to the U.S. Court of Appeals for the Federal Circuit.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of the Company's security holders during the last quarter of its fiscal year ended December 31, 2000.

                                    PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   The Company's common stock trades on The Nasdaq Stock Market under the symbol AMGN. As of February 28, 2001, there were approximately 17,000 holders of record of the Company's common stock. No cash dividends have been paid on the common stock to date, and the Company currently intends to utilize any earnings for development of the Company's business and for repurchases of its common stock.

   The following table sets forth, for the fiscal periods indicated, the range of high and low closing sales prices of the common stock as quoted on The Nasdaq Stock Market for the years 2000 and 1999:

                                                                    High   Low
                                                                   ------ ------
     2000
       4th Quarter................................................ $71.38 $54.13
       3rd Quarter................................................  78.00  64.94
       2nd Quarter................................................  70.38  51.31
       1st Quarter................................................  74.69  52.25

     1999
       4th Quarter................................................ $64.88 $37.84
       3rd Quarter................................................  43.78  29.50
       2nd Quarter................................................  40.00  26.16
       1st Quarter................................................  39.53  26.14

Item 6. SELECTED FINANCIAL DATA
    (in millions, except per share data)

                                         Years ended December 31,
                               -----------------------------------------------
                                 2000      1999      1998      1997     1996
                               --------  --------  --------  -------- --------
Consolidated Statement of
 Operations Data:
Revenues:
  Product sales(1)............ $3,202.2  $3,042.8  $2,514.4  $2,219.8 $2,088.2
  Other revenues..............    427.2     297.3     203.8     181.2    151.6
    Total revenues............  3,629.4   3,340.1   2,718.2   2,401.0  2,239.8
Research and development
 expenses.....................    845.0     822.8     663.3     630.8    528.3
Selling, general and
 administrative expenses......    826.9     654.3     515.4     483.8    470.6
Other items, net(2)...........    (18.8)    (49.0)    (23.0)    157.0      --
Net income....................  1,138.5   1,096.4     863.2     644.3    679.8
Diluted earnings per share....     1.05      1.02      0.82      0.59     0.61
Cash dividends declared per
 share........................      --        --        --        --       --

                                             At December 31,
                               -----------------------------------------------
                                 2000      1999      1998      1997     1996
                               --------  --------  --------  -------- --------
Consolidated Balance Sheet
 Data:
Total assets.................. $5,399.6  $4,077.6  $3,672.2  $3,110.2 $2,765.6
Long-term debt................    223.0     223.0     223.0     229.0     59.0
Stockholders' equity..........  4,314.5   3,023.5   2,562.2   2,139.3  1,906.3

--------
(1) Due to Year 2000 contingency planning in the fourth quarter of 1999, the Company offered extended payment terms on limited shipments of EPOGEN(R) and NEUPOGEN(R) to certain wholesalers. These Year 2000 related sales totaled $45 million, or $0.02 per share, in 1999.

(2) Amounts primarily comprised of benefits and expenses related to various legal proceedings. The amount in 2000 also includes a write-off of acquired in-process research and development of $30.1 million and a charitable contribution of $25 million to the Amgen Foundation. See Notes 4 and 11 to the Consolidated Financial Statements for a discussion of the amounts in 2000, 1999 and 1998. Other items, net increased/(decreased) earnings per share by $0.00 in 2000, $0.03 in 1999, $0.01 in 1998 and ($0.09) in 1997.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

   The Company had cash, cash equivalents and marketable securities of $2,028.1 million at December 31, 2000, compared with $1,333.0 million at December 31, 1999. Cash provided by operating activities has been and is expected to continue to be the Company's primary source of funds. In 2000, operations provided $1,634.6 million of cash compared with $1,226.9 million in 1999.

   Capital expenditures totaled $437.7 million in 2000 compared with $304.2 million in 1999. The Company anticipates spending approximately $450 million to $550 million in 2001 on capital projects and equipment to expand the Company's operations.

   The Company receives cash from the exercise of employee stock options and proceeds from the sale of stock by Amgen pursuant to the employee stock purchase plan. In 2000, employee stock option exercises and proceeds from the sale of stock by Amgen pursuant to the employee stock purchase plan provided $333.7 million of cash compared with $248.8 million in 1999. Proceeds from the exercise of employee stock options will vary from period to period based upon, among other factors, fluctuations in the market value of the Company's stock relative to the exercise price of such options.

   The Company has a stock repurchase program primarily to reduce the dilutive effect of its employee stock option and stock purchase plans. In 2000, the Company repurchased 12.2 million shares of its common stock at a total cost of $799.9 million, and in 1999, the Company repurchased 27.1 million shares of common stock at a cost of $1,024.7 million. In December 2000, the Board of Directors authorized the Company to repurchase up to $2 billion of common stock between January 1, 2001 and December 31, 2002. The amount the Company spends on and the number of shares repurchased each quarter varies based on a variety of factors, including the stock price and blackout periods in which the Company is restricted from repurchasing shares.

   To provide for financial flexibility and increased liquidity, the Company has established several sources of debt financing. As of December 31, 2000, the Company had $223 million of unsecured long-term debt securities outstanding. These unsecured long-term debt securities consisted of: 1) $100 million of debt securities that bear interest at a fixed rate of 6.5% and mature in 2007 under a $500 million debt shelf registration (the "Shelf"), 2) $100 million of debt securities that bear interest at a fixed rate of 8.1% and mature in 2097 and 3) $23 million of debt securities that bear interest at a fixed rate of 6.2% and mature in 2003. Under the Shelf, all of the remaining $400 million of debt securities available for issuance may be offered under the Company's medium-term note program with terms to be determined by market conditions.

   The Company's sources of debt financing also include a commercial paper program which provides for unsecured short-term borrowings up to an aggregate face amount of $200 million. As of December 31, 2000, commercial paper with a face amount of $100 million was outstanding. These borrowings had maturities of less than two months and had effective interest rates averaging 6.7%. In addition, the Company has an unsecured $150 million credit facility that expires on May 28, 2003. This credit facility supports the Company's commercial paper program. As of December 31, 2000, no amounts were outstanding under this line of credit.

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

Results of Operations

 Product sales

   Product sales were $3,202.2 million in 2000, an increase of $159.4 million or 5% over the prior year. In 1999, product sales were $3,042.8 million, an increase of $528.4 million or 21% over the prior year. Quarterly product sales are influenced by a number of factors, including underlying demand, wholesaler inventory management practices and foreign exchange effects.

   EPOGEN(R) (Epoetin alfa)

   EPOGEN(R) sales were $1,962.9 million in 2000, an increase of $203.8 million or 12% over the prior year. This increase was primarily due to higher demand, which was principally driven by growth in the U.S. dialysis patient population and to a lesser extent, the effect of higher prices. Sales in 2000 were adversely impacted by Year 2000-related sales to wholesalers in the fourth quarter of 1999 for which the Company provided extended payment terms and, the Company believes, by dialysis provider inventory drawdowns in 2000 of additional 1999 year-end stockpiling. The Company believes that some of this dialysis provider stockpiling may have been due to Year 2000 concerns and year-end contract expirations. In 1999, EPOGEN(R) sales were $1,759.1 million, an increase of $377.1 million or 27% over the prior year. This increase was primarily due to higher demand, principally driven by the administration of higher doses and growth in the U.S. dialysis patient population. The administration of higher doses of EPOGEN(R) was principally due to dialysis providers managing more patients into the hematocrit range of 33 to 36 percent as recommended by the Dialysis Outcomes Quality Initiative, as well as the use of hemoglobin instead of hematocrit to measure red blood cell volume.

   NEUPOGEN(R) (Filgrastim)

   Worldwide NEUPOGEN(R) sales were $1,223.7 million in 2000, a decrease of $32.9 million or 3% from the prior year. This decrease was primarily due to the adverse impact of wholesaler buying patterns, including Year 2000-related sales to wholesalers in the fourth quarter of 1999 for which the Company provided extended payment terms, as well as adverse foreign exchange effects. The Company believes these factors were partially offset by a mid-single digit rate increase in demand, which includes the effect of higher prices in the U.S. In 1999, worldwide NEUPOGEN(R) sales were $1,256.6 million, an increase of $140.0 million or 13% over the prior year. This increase was primarily due to higher demand, which includes the effect of higher prices in the U.S., and the impact of approximately $29 million of Year 2000-related sales to wholesalers in the fourth quarter of 1999 for which the Company provided extended payment terms.

   Other product sales

   Other product sales primarily consist of INFERGEN(R) (Interferon alfacon-1). INFERGEN(R) sales were $14.5 million in 2000, a decrease of $11.7 million or 45% from the prior year. In 1999, INFERGEN(R) sales were $26.2 million, an increase of $10.4 million or 66% over the prior year. INFERGEN(R) was launched in October 1997 for the treatment of chronic hepatitis C virus infection. There are other treatments, including combination therapy, for this infection against which INFERGEN(R) competes. The Company cannot predict the extent to which it will maintain its share or further penetrate this market.

 Corporate partner revenues

   In 2000, corporate partner revenues increased $84.8 million or 53% over the prior year. In 1999, corporate partner revenues increased $33.5 million or 26% over the prior year. These increases were primarily due to amounts earned from Kirin-Amgen, Inc. related to the development program for ARANESP(TM)(darbepoetin alfa), the Company's novel erythropoiesis stimulating protein.

 Cost of sales

   Cost of sales as a percentage of product sales was 12.8%, 13.2% and 13.7% for 2000, 1999 and 1998, respectively. The decreases in these percentages were primarily due to increased manufacturing efficiencies.

 Research and development

   In 2000, research and development expenses increased $22.2 million or 3% over the prior year. This increase was primarily due to higher staff-related costs necessary to support ongoing research and product development activities and higher clinical trial costs. These increases were substantially offset by a reduction in clinical manufacturing and product licensing costs. In 1999, research and development expenses increased $159.5 million or 24% over the prior year. This increase was primarily due to product licensing and development costs related to the collaboration with PRAECIS PHARMACEUTICALS INCORPORATED and higher staff-related costs necessary to support ongoing research and product development activities.

 Selling, general and administrative

   In 2000, selling, general and administrative ("SG&A") expenses increased $172.6 million or 26% over the prior year. This increase was primarily due to higher staff-related costs and outside marketing expenses as the Company continues to support its existing products and prepares for anticipated new product launches. In 1999, SG&A expenses increased $138.9 million or 27% over the prior year primarily due to higher staff-related costs and outside marketing expenses as the Company prepared for anticipated new product launches.

 Other items, net

   Other items, net consisted of three non-recurring items: 1) legal awards associated with the spillover arbitration with Johnson & Johnson, 2) a write-off of acquired in-process research and development associated with the acquisition of Kinetix Pharmaceuticals, Inc. and 3) a charitable contribution to the Amgen Foundation. See Note 4 to the Consolidated Financial Statements.

 Interest and other income

   In 2000, interest and other income increased $57.9 million or 66% over the prior year. This increase was primarily due to gains realized on the sale of certain equity securities in the Company's portfolio and higher interest income generated from the Company's investment portfolio as a result of higher average cash balances and higher interest rates. In 1999, interest and other income increased $42.6 million or 93% over the prior year. This increase was principally due to the absence of write-downs recorded in 1998 of certain non-current assets, primarily marketable equity securities.

 Income taxes

   The Company's effective tax rate was 32.0%, 30.0% and 29.5% for 2000, 1999 and 1998, respectively. The tax rate in all three years reflected the tax benefits from the sale of products manufactured in the Company's Puerto Rico manufacturing facility. The Company's tax rate has increased as a result of increased taxable income combined with a provision in the federal tax law that caps tax benefits associated with the Company's Puerto Rico operations at the 1995 income level. In addition, the 2000 tax rate increased as a result of the write-off of acquired in-process research and development, which is not deductible for tax purposes.

Financial Outlook

   In December 1999 and early 2000, the Company filed regulatory submissions for the use of ARANESP(TM) in patients with chronic renal insufficiency and chronic renal failure in the U.S., the European Union, Canada, Australia and New Zealand. The Company anticipates selling ARANESP(TM) if approved, in most of these markets beginning in 2001. Because the Company is unable to predict the timing and the extent to which health care providers in the U.S. may transition from administering EPOGEN(R) to ARANESP(TM), 2001 sales guidance for EPOGEN(R) and ARANESP(TM) will be provided on a combined basis. The Company expects the percentage increase of 2001 sales of EPOGEN(R) and ARANESP(TM) combined over 2000 EPOGEN(R) sales to be in the range of high teens to low twenties. Patients receiving treatment for end stage renal disease are covered primarily under medical programs provided by the federal government. Therefore, EPOGEN(R) sales may also be affected by future changes in reimbursement rates or a change in the basis for reimbursement by the federal government. In addition, ARANESP(TM) will be affected by government and private payor reimbursement policies.

   In 2001, the Company expects the NEUPOGEN(R) sales growth rate to be in the high single digits. The Company believes that there is a trend in some cancer settings towards the use of chemotherapy treatments that are less myelosuppressive. Chemotherapy treatments that are less myelosuppressive may require less NEUPOGEN(R). Future NEUPOGEN(R) demand is dependent primarily upon penetration of existing markets and the effects of competitive products. NEUPOGEN(R) usage is expected to continue to be affected by cost containment pressures from governments and private insurers on health care providers worldwide. In addition, reported NEUPOGEN(R) sales will continue to be affected by changes in foreign currency exchange rates. In both domestic and foreign markets, sales of NEUPOGEN(R) are dependent, in part, on the availability of reimbursement from third party payors such as governments (for example, Medicare and Medicaid programs in the U.S.) and private insurance plans. Therefore, NEUPOGEN(R) sales may also be affected by future changes in reimbursement rates or changes in the bases for reimbursement.

   INFERGEN(R) (Interferon alfacon-1) was launched in October 1997 for the treatment of chronic hepatitis C virus infection. There are other treatments, including combination therapy, for this infection against which INFERGEN(R) competes. The Company cannot predict the extent to which it will maintain its share or further penetrate this market.

   For 2001, total product sales are expected to grow in the mid to high teens, cost of sales is expected to be in the range of 11.5% to 12.5% of total product sales, corporate partner revenues are expected to be approximately the same as in 2000, research and development expenses and SG&A expenses are each estimated to be in the range of 25% to 27% of total product sales, the effective tax rate is expected to be approximately 34%, and earnings per share is expected to grow in the mid teens.

   Estimates of future product sales, operating expenses and earnings per share are necessarily speculative in nature and are difficult to predict with accuracy.

   Except for the historical information contained herein, the matters discussed herein are by their nature forward-looking. Investors are cautioned that forward-looking statements or projections made by the Company, including those made in this document, are subject to risks and uncertainties that may cause actual results to differ materially from those projected. Reference is made in particular to forward-looking statements regarding product sales, earnings per share and expenses. Amgen operates in a rapidly changing environment that involves a number of risks, some of which are beyond the Company's control. Future operating results and the Company's stock price may be affected by a number of factors, including, without limitation: (i) the results of preclinical and clinical trials; (ii) regulatory approvals of product candidates, new indications and manufacturing facilities; (iii) reimbursement for Amgen's products by governments and private payors; (iv) health care guidelines and policies relating to Amgen's products; (v) intellectual property matters (patents) and the results of litigation; (vi) competition; (vii) fluctuations in operating results and (viii) rapid growth of the Company. These factors and others are discussed herein and in the sections appearing under the heading "Business--Factors That May Affect Amgen" in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, which sections are incorporated herein by reference.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Interest income earned on the Company's investment portfolio is affected by changes in the general level of U.S. interest rates. The Company's short-term borrowings effectively bear interest at variable rates and therefore, changes in U.S. interest rates affect interest expense incurred thereon. The Company had reduced this exposure to interest rate changes by entering into an interest rate swap agreement, which expired during 2000, that effectively changed the interest expense incurred on a portion of its short-term borrowings to a fixed rate. Changes in interest rates do not affect interest expense incurred on the Company's long-term borrowings because they all bear interest at fixed rates. The following tables provide information about the Company's financial instruments that are sensitive to changes in interest rates. For the Company's investment portfolio and debt obligations, the tables present principal cash flows and related weighted-average interest rates by expected maturity dates. Additionally, the Company has assumed its available-for-sale debt securities, comprised primarily of corporate debt instruments and treasury securities, are similar enough to aggregate those securities for presentation purposes. For the interest rate swap, the tables present the notional amount and weighted-average interest rates by contractual maturity date. The notional amount is used to calculate the contractual cash flows to be exchanged under the contract.

                           Interest Rate Sensitivity
              Principal Amount by Expected Maturity as of 12/31/99
                             Average Interest Rate
                             (Dollars in millions)

                                                                                  Fair Value
                          2000    2001    2002   2003   2004  Thereafter  Total    12/31/99
                         ------  ------  ------  -----  ----  ---------- -------- ----------
Available-for-sale debt
 securities............. $376.8  $721.8  $177.7  $17.0  $5.0       --    $1,298.3  $1,293.6
Interest rate...........    6.3%    6.4%    6.5%   6.0%  5.6%      --

Commercial paper........ $100.0     --      --     --    --        --    $  100.0  $  100.0
Interest rate...........    6.4%    --      --     --    --        --

Long-term debt..........    --      --      --   $23.0   --     $200.0   $  223.0  $  216.6
Interest rate...........    --      --      --     6.2%  --        7.3%

Interest rate swap
 related to commercial
 paper issuances:
Pay fixed/receive
 variable............... $ 50.0     --      --     --    --        --    $   50.0  $    0.3
Avg. pay rate...........    5.3%    --      --     --    --        --
Avg. receive rate.......    6.0%    --      --     --    --        --

                           Interest Rate Sensitivity
              Principal Amount by Expected Maturity as of 12/31/00
                             Average Interest Rate
                             (Dollars in millions)

                                                                                    Fair Value
                          2001    2002    2003    2004   2005   Thereafter  Total    12/31/00
                         ------  ------  ------  ------  -----  ---------- -------- ----------
Available-for-sale debt
 securities............. $780.4  $740.6  $232.3  $118.5  $60.0       --    $1,931.8  $1,950.2
Interest rate...........    6.6%    6.7%    7.0%    6.5%   7.0%      --

Commercial paper........ $100.0     --      --      --     --        --    $  100.0  $  100.0
Interest rate...........    6.7%    --      --      --     --        --

Long-term debt..........    --      --   $ 23.0     --     --     $200.0   $  223.0  $  222.0
Interest rate...........    --      --      6.2%    --     --        7.3%

   The Company is exposed to equity price risks on the marketable portion of equity securities included in its portfolio of investments entered into for the promotion of business and strategic objectives. These investments are generally in small capitalization stocks in the biotechnology industry sector. The Company typically does not attempt to reduce or eliminate its market exposure on these securities. An 80% adverse change in equity prices would result in a decrease of approximately $178 million and $72 million in the fair value of the Company's available-for-sale marketable equity securities at December 31, 2000 and 1999, respectively.

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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

   None.

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   Information concerning the directors of the Company is incorporated by reference to the section entitled "Election of Directors" in the Company's definitive Proxy Statement with respect to the Company's 2001 Annual Meeting to be filed with the Securities and Exchange Commission within 120 days of December 31, 2000 (the "Proxy Statement"). For information concerning the executive officers of the Company, see "Item 1. Business--Executive Officers of the Registrant".

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

                                    PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (a)1. Index to Financial Statements

   The following Financial Statements are included herein:

                                                                       Page
                                                                      Number
                                                                    ----------
Report of Ernst & Young LLP, Independent Auditors..................        F-1
Consolidated Statements of Operations for each of the three years
 in the period ended December 31, 2000.............................        F-2
Consolidated Balance Sheets at December 31, 2000 and 1999..........        F-3
Consolidated Statements of Stockholders' Equity for each of the
 three years in the period ended December 31, 2000.................        F-4
Consolidated Statements of Cash Flows for each of the three years
 in the period ended December 31, 2000.............................        F-5
Notes to Consolidated Financial Statements......................... F-6 - F-22

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

   (a)3. Exhibits

 Exhibit
   No.                                 Description
 -------                               -----------
 3.1     Restated Certificate of Incorporation as amended.(10)

 3.2     Amended and Restated Bylaws of Amgen Inc. (as amended October 24,
          2000).(20)

 3.3     Certificate of Amendment of Restated Certificate of Incorporation.(19)

 3.4*    Certificate of Designations of Series A Junior Participating Preferred
          Stock.

 4.1 Indenture dated January 1, 1992 between the Company and Citibank N.A., as trustee.(4)

 4.2     First Supplement to Indenture, dated February 26, 1997 between the
          Company and Citibank N.A., as trustee.(7)

 4.3     Officer's Certificate pursuant to Sections 2.1 and 2.3 of the
          Indenture, as supplemented, establishing a series of securities "8
          1/8% Debentures due April 1, 2097."(9)

 4.4     8 1/8% Debentures due April 1, 2097.(9)

 4.5 Form of stock certificate for the common stock, par value $.0001 of the Company.(10)

 4.6     Officer's Certificate pursuant to Sections 2.1 and 2.3 of the
          Indenture, dated as of January 1, 1992, as supplemented by the First supplemental Indenture, dated as of February 26, 1997, each between the Company and Citibank, N.A., as Trustee, establishing a series of securities entitled "6.50% Notes Due December 1, 2007".(12)

 4.7     6.50% Notes Due December 1, 2007 described in Exhibit 4.6.(12)

 Exhibit
   No.                                 Description
 -------                               -----------
  4.8    Corporate Commercial Paper--Master Note between and among Amgen Inc., as Issuer, Cede & Co., as nominee of The Depository Trust Company and
          Citibank, N.A. as Paying Agent.(14)

 10.1*+  Company's Amended and Restated 1991 Equity Incentive Plan.

 10.2*+  Company's Amended and Restated 1997 Special Non-Officer Equity
          Incentive Plan.

 10.3*   Shareholder's Agreement of Kirin-Amgen, Inc., dated May 11, 1984, between the Company and Kirin Brewery Company, Limited.

 10.4    Amendment Nos. 1, 2, and 3, dated March 19, 1985, July 29, 1985 and
          December 19, 1985, respectively, to the Shareholder's Agreement of
          Kirin-Amgen, Inc., dated May 11, 1984.(19)

 10.5    Product License Agreement, dated September 30, 1985, and Technology
          License Agreement, dated, September 30, 1985 between the Company and
          Ortho Pharmaceutical Corporation.(19)

 10.6    Product License Agreement, dated September 30, 1985, and Technology
          License Agreement, dated September 30, 1985 between Kirin-Amgen, Inc.
          and Ortho Pharmaceutical Corporation.(19)

 10.7+   Company's Amended and Restated Employee Stock Purchase Plan.(19)

 10.8 Research, Development Technology Disclosure and License Agreement PPO, dated January 20, 1986, by and between the Company and Kirin Brewery
          Co., Ltd.(1)

 10.9*   Amendment Nos. 4 and 5, dated October 16, 1986 (effective July 1,
          1986) and December 6, 1986 (effective July 1, 1986), respectively, to the Shareholders Agreement of Kirin-Amgen, Inc. dated May 11, 1984.

 10.10*  Assignment and License Agreement, dated October 16, 1986, between the
          Company and Kirin-Amgen, Inc.

 10.11*  G-CSF European License Agreement, dated December 30, 1986, between
          Kirin-Amgen, Inc. and the Company.

 10.12*+ Company's Retirement and Savings Plan (as amended and restated effective October 23, 2000).

 10.13+  Company's Amended and Restated 1988 Stock Option Plan.(6)

 10.14*+ First Amendment to the Company's Retirement and Savings Plan (as amended and restated effective October 23, 2000).

 10.15   Amendment, dated June 30, 1988, to Research, Development, Technology
          Disclosure and License Agreement: GM-CSF dated March 31, 1987, between Kirin Brewery Company, Limited and the Company.(2)

 10.16   Agreement on G-CSF in Certain European Countries, dated January 1,
          1989, between Amgen Inc. and F. Hoffmann-La Roche & Co. Limited
          Company (with certain confidential information deleted therefrom).(3)

 10.17   Partnership Purchase Agreement, dated March 12, 1993, between the
          Company, Amgen Clinical Partners, L.P., Amgen Development
          Corporation, the Class A limited partners and the Class B limited partner.(5)

 10.18+  Amgen Inc. Supplemental Retirement Plan (As Amended and Restated
          Effective November 1, 1999).(18)

 10.19+  First Amendment to Amgen Inc. Change of Control Severance Plan.(19)

 10.20+  Amended and Restated Amgen Performance Based Management Incentive
          Plan.(17)

 10.21   Credit Agreement, dated as of May 28, 1998, among Amgen Inc., the
          Borrowing Subsidiaries named therein, the Banks named therein, Citibank, N.A., as Issuing Bank, and Citicorp USA, Inc., as
          Administrative Agent.(15)

 Exhibit
   No.                                 Description
 -------                               -----------

 10.22*  G-CSF United States License Agreement dated June 1, 1987 (effective
          July 1, 1986) between Kirin-Amgen, Inc. and the Company.

 10.23*  Amendment No. 1 dated October 20, 1988 to Kirin-Amgen, Inc./Amgen G-
          CSF United States License Agreement dated June 1, 1987 (effective
          July 1, 1986).

 10.24* Amendment No. 2 dated October 17, 1991 (effective November 13, 1990) to Kirin-Amgen, Inc./Amgen G-CSF United States License Agreement dated June 1, 1987 (effective July 1, 1986).

 10.25*  Amendment No. 10 dated March 1, 1996 to the Shareholders' Agreement of
          Kirin-Amgen, Inc. dated May 11, 1984.

 10.26+  Amgen Inc. Change of Control Severance Plan effective as of October
          20, 1998.(16)

 10.27 Preferred Share Rights Agreement, dated as of December 12, 2000, between Amgen Inc. and American Stock Transfer and Trust Company, as
          Rights Agent.(21)

 10.28+ First Amendment, effective January 1, 1998, to the Company's Amended and Restated Employee Stock Purchase Plan.(11)

 10.29* Amendment No. 11 dated March 20, 2000 to the Shareholders' Agreement of Kirin-Amgen, Inc. dated May 11, 1984.

 10.30+  Agreement between Amgen Inc. and Dr. Fabrizio Bonanni, dated March 3,
          1999.(18)

 10.31*  Amendment No. 1 dated June 1, 1987 to Kirin-Amgen, Inc./Amgen G-CSF
          European License Agreement dated December 30, 1986.

 10.32*  Amendment No. 2 dated March 15, 1988 to Kirin-Amgen, Inc./Amgen G-CSF
          European License Agreement dated December 30, 1986.

 10.33*  Amendment No. 3 dated October 20, 1988 to Kirin-Amgen, Inc./Amgen G-
          CSF European License Agreement dated December 30, 1986.

 10.34*  Amendment No. 4 dated December 29, 1989 to Kirin-Amgen, Inc./Amgen G-
          CSF European License Agreement dated December 30, 1986.

 10.35+  Company's Amended and Restated 1987 Directors' Stock Option Plan.(8)

 10.36   Amended and Restated Agreement on G-CSF in the EU between Amgen Inc.
          and F. Hoffmann-La Roche Ltd (with certain confidential information deleted therefrom).(14)

 10.37 Collaboration and License Agreement, dated December 15, 1997, between the Company, GPI NIL Holdings, Inc. and Guilford Pharmaceuticals Inc.
          (with certain confidential information deleted therefrom).(13)

 10.38+  Promissory Note of Dr. Fabrizio Bonanni, dated August 7, 1999.(18)

 10.39   Promissory Note of Dr. Fabrizio Bonanni, dated October 29, 1999.(18)

 10.40*+ Company's Amended and Restated 1997 Equity Incentive Plan.

 10.41+  Agreement between Amgen Inc. and Mr. Gordon M. Binder, dated May 10,
          2000.(19)

 10.42*  Amendment No. 6 dated May 11, 1984 to the Shareholders' Agreement of
          Kirin-Amgen, Inc. dated May 11, 1984.

 10.43*  Amendment No. 7 dated July 17, 1987 (effective April 1, 1987) to the
          Shareholders' Agreement of Kirin-Amgen, Inc. dated May 11, 1984.

 10.44* Amendment No. 8 dated May 28, 1993 (effective November 13, 1990) to the Shareholders' Agreement of Kirin-Amgen, Inc. dated May 11, 1984.

 10.45* Amendment No. 9 dated December 9, 1994 (effective June 14, 1994) to the Shareholders' Agreement of Kirin-Amgen, Inc. dated May 11, 1984.

 Exhibit
   No.                               Description
 -------                             -----------

 21*     Subsidiaries of the Company.

 23      Consent of Ernst & Young LLP, Independent Auditors. The consent set forth as page 41 is incorporated herein by reference.

 24      Power of Attorney. The Power of Attorney set forth on page 40 is incorporated herein by reference.

--------
  * Filed herewith.
  + Management contract or compensatory plan or arrangement.

 (1) Filed as an exhibit to Amendment No. 1 to Form S-1 Registration Statement (Registration No. 33-3069) on March 11, 1986 and incorporated herein by reference.
 (2) Filed as an exhibit to Form 8 amending the Quarterly Report on Form 10-Q for the quarter ended June 30, 1988 on August 25, 1988 and incorporated herein by reference.
 (3) Filed as an exhibit to the Form 8 dated November 8, 1989, amending the Annual Report on Form 10-K for the year ended March 31, 1989 on June 28, 1989 and incorporated herein by reference.
 (4) Filed as an exhibit to Form S-3 Registration Statement dated December 19, 1991 and incorporated herein by reference.
 (5) Filed as an exhibit to the Form 8-A dated March 31, 1993 and incorporated herein by reference.
 (6) Filed as an exhibit to the Form 10-Q for the quarter ended September 30, 1996 on November 5, 1996 and incorporated herein by reference.
 (7) Filed as an exhibit to the Form 8-K Current Report dated March 14, 1997 on March 14, 1997 and incorporated herein by reference.
 (8) Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1996 on March 24, 1997 and incorporated herein by reference.
 (9) Filed as an exhibit to the Form 8-K Current Report dated April 8, 1997 on April 8, 1997 and incorporated herein by reference.
(10) Filed as an exhibit to the Form 10-Q for the quarter ended March 31, 1997 on May 13, 1997 and incorporated herein by reference.
(11) Filed as an exhibit to the Form 10-Q for the quarter ended June 30, 1997 on August 12, 1997 and incorporated herein by reference.
(12) Filed as an exhibit to the Form 8-K Current Report dated and filed on December 5, 1997 and incorporated herein by reference.
(13) Filed as Exhibit 10.40 to the Guilford Pharmaceuticals Inc. Form 10-K for the year ended December 31, 1997 on March 27, 1998 and incorporated herein by reference.
(14) Filed as an exhibit to the Form 10-Q for the quarter ended March 31, 1998 on May 13, 1998 and incorporated herein by reference.
(15) Filed as an exhibit to the Form 10-Q for the quarter ended June 30, 1998 on August 14, 1998 and incorporated herein by reference.
(16) Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1998 on March 16, 1999 and incorporated herein by reference.
(17) Filed as an exhibit to the Form 10-Q for the quarter ended June 30, 1999 on August 3, 1999 and incorporated herein by reference.
(18) Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1999 on March 7, 2000 and incorporated herein by reference.
(19) Filed as an exhibit to the Form 10-Q for the quarter ended June 30, 2000 on August 1, 2000 and incorporated herein by reference.
(20) Filed as an exhibit to the Form 10-Q for the quarter ended September 30, 2000 on November 14, 2000 and incorporated herein by reference.
(21) Filed as an exhibit to the Form 8-K Current Report dated December 13, 2000 on December 18, 2000 and incorporated herein by reference.

   (b) Reports on Form 8-K

   The Company filed three Current Reports on Form 8-K during the three months ended December 31, 2000. The report filed on November 3, 2000 reported under
Item 5 that on October 26, 2000, the Company publicly disseminated a press release announcing its third quarter of 2000 financial results. The report filed on November 13, 2000 reported under Item 5 that on November 8, 2000, the Company publicly disseminated a press release updating the investment community on the Company's business and providing certain financial guidance. The report filed on December 18, 2000 reported under Item 5 that on December 12, 2000, the Company's Board of Directors amended and restated its stockholder rights agreement and approved the Amended and Restated Rights Agreement, dated as of December 12, 2000, between the Company and American Stock Transfer & Trust Company.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          AMGEN INC.
                                          (Registrant)

                                                 /s/ Kathryn E. Falberg
Date: 3/6/01                              By: _________________________________
                                                   Kathryn E. Falberg
                                             Senior Vice President, Finance
                                               and Chief Financial Officer

                               POWER OF ATTORNEY

   KNOW ALL MEN AND WOMEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Kathryn E. Falberg and Barry D. Schehr, or either of them, his or her attorney-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

             Signature                           Title                  Date
             ---------                           -----                  ----

      /s/ Kevin W. Sharer            Chairman of the Board, Chief      3/6/01
____________________________________  Executive Officer and
          Kevin W. Sharer             Director (Principal
                                      Executive Officer)

     /s/ Kathryn E. Falberg          Senior Vice President,            3/6/01
____________________________________  Finance and Chief Financial
         Kathryn E. Falberg           Officer

      /s/ Barry D. Schehr            Vice President, Financial         3/6/01
____________________________________  Operations, and Chief
          Barry D. Schehr             Accounting Officer

      /s/ David Baltimore            Director                          3/6/01
____________________________________
          David Baltimore

   /s/ William K. Bowes, Jr.         Director                          3/6/01
____________________________________
       William K. Bowes, Jr.

      /s/ Jerry D. Choate            Director                          3/6/01
____________________________________
          Jerry D. Choate

     /s/ Frederick W. Gluck          Director                          3/6/01
____________________________________
         Frederick W. Gluck

  /s/ Franklin P. Johnson, Jr.       Director                          3/6/01
____________________________________
      Franklin P. Johnson, Jr.

       /s/ Steven Lazarus            Director                          3/6/01
____________________________________
           Steven Lazarus

      /s/ Gilbert S. Omenn           Director                          3/6/01
____________________________________
          Gilbert S. Omenn
      /s/ Judith C. Pelham           Director                          3/6/01
____________________________________
          Judith C. Pelham
       /s/ J. Paul Reason            Director                          3/6/01
____________________________________
           J. Paul Reason

       /s/ Donald B. Rice            Director                          3/6/01
____________________________________
           Donald B. Rice

                                                                      EXHIBIT 23

               CONSENT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

   We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 33-5111) pertaining to the 1984 Stock Option Plan, 1981 Incentive Stock Option Plan and Nonqualified Stock Option Plan of Amgen Inc., in the Registration Statement (Form S-8 No. 33-24013) pertaining to the Amended and Restated 1988 Stock Option Plan of Amgen Inc., in the Registration Statement (Form S-8 No. 33-39183) pertaining to the Amended and Restated Employee Stock Purchase Plan, in the Registration Statement (Form S-8 No. 33-39104) pertaining to the Amended and Restated Amgen Retirement and Savings Plan, in the Registration Statements (Form S-3/S-8 No. 33-29791 and Form S-8 No. 33-42501) pertaining to the Amended and Restated 1987 Directors' Stock Option Plan, in the Registration Statement (Form S-8 No. 33-42072) pertaining to the Amgen Inc. Amended and Restated 1991 Equity Incentive Plan, in the Registration Statement (Form S-8 No. 33-47605) pertaining to the Retirement and Savings Plan for Amgen Puerto Rico, Inc., in the Registration Statement (Form S-8 No. 333-44727) pertaining to the Amgen Inc. 1997 Special Non-Officer Equity Incentive Plan, in the Registration Statement (Form S-3 No. 333-19931) of Amgen Inc., in the Registration Statement (Form S-3 No. 333-40405) of Amgen Inc., in the Registration Statement (Form S-8 No. 333-62735) pertaining to the Amgen Inc. Amended and Restated 1997 Special Non-Officer Equity Incentive Plan, in the Registration Statement (Form S-3 No. 333-53929) pertaining to the Amgen Inc. 1997 Special Non-Officer Equity Incentive Plan, the Amgen Inc. Amended and Restated 1991 Equity Incentive Plan, the Amended and Restated 1988 Stock Option Plan of Amgen Inc. and the Amended and Restated 1987 Directors' Stock Option Plan and in the Registration Statement (Form S-8 No. 333-74585) pertaining to the Amgen Limited Sharesave Plan and in the related Prospectuses of our report dated January 23, 2001, with respect to the consolidated financial statements and financial statement schedule of Amgen Inc. included in this Annual Report (Form 10-K) for the year ended December 31, 2000.

                                          /s/ ERNST & YOUNG LLP

Los Angeles, California
March 6, 2001

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders of Amgen Inc.

   We have audited the accompanying consolidated balance sheets of Amgen Inc. as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Amgen Inc. as of December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in accordance with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          /s/ ERNST & YOUNG LLP

Los Angeles, California
January 23, 2001

                                   AMGEN INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                  Years ended December 31, 2000, 1999 and 1998
                      (In millions, except per share data)

                                2000      1999      1998
                              --------  --------  --------
Revenues:
  Product sales.............  $3,202.2  $3,042.8  $2,514.4
  Corporate partner
   revenues.................     246.2     161.4     127.9
  Royalty income............     181.0     135.9      75.9
                              --------  --------  --------
    Total revenues..........   3,629.4   3,340.1   2,718.2
                              --------  --------  --------
Operating expenses:
  Cost of sales.............     408.4     402.1     345.2
  Research and development..     845.0     822.8     663.3
  Selling, general and
   administrative...........     826.9     654.3     515.4
  Loss of affiliates, net...      23.9      16.8      28.6
  Other items, net..........     (18.8)    (49.0)    (23.0)
                              --------  --------  --------
    Total operating
     expenses...............   2,085.4   1,847.0   1,529.5
                              --------  --------  --------
Operating income............   1,544.0   1,493.1   1,188.7

Other income (expense):
  Interest and other income,
   net......................     146.2      88.3      45.7
  Interest expense, net.....     (15.9)    (15.2)    (10.0)
                              --------  --------  --------
    Total other income......     130.3      73.1      35.7
                              --------  --------  --------
Income before income taxes..   1,674.3   1,566.2   1,224.4
Provision for income taxes..     535.8     469.8     361.2
                              --------  --------  --------
Net income..................  $1,138.5  $1,096.4  $  863.2
                              ========  ========  ========
Earnings per share:
  Basic.....................  $   1.11  $   1.07  $   0.85
  Diluted...................  $   1.05  $   1.02  $   0.82

Shares used in calculation
 of earnings per share:
  Basic.....................   1,029.6   1,021.7   1,020.2
  Diluted...................   1,084.7   1,078.3   1,057.3


                            See accompanying notes.

                                   AMGEN INC.

                          CONSOLIDATED BALANCE SHEETS

                           December 31, 2000 and 1999
                      (In millions, except per share data)

                                                               2000     1999
                                                             -------- --------
                           ASSETS
                           ------
Current assets:
  Cash and cash equivalents................................. $  226.5 $  130.9
  Marketable securities.....................................  1,801.6  1,202.1
  Trade receivables, net of allowance for doubtful accounts
   of $21.2 in 2000 and $26.0 in 1999.......................    389.2    412.2
  Inventories...............................................    305.2    184.3
  Other current assets......................................    214.6    135.8
                                                             -------- --------
    Total current assets....................................  2,937.1  2,065.3
Property, plant and equipment at cost, net..................  1,781.5  1,553.6
Other assets................................................    681.0    458.7
                                                             -------- --------
                                                             $5,399.6 $4,077.6
                                                             ======== ========
            LIABILITIES AND STOCKHOLDERS' EQUITY
            ------------------------------------
Current liabilities:
  Accounts payable.......................................... $  143.2 $   83.4
  Commercial paper..........................................     99.7     99.5
  Accrued liabilities.......................................    619.2    648.2
                                                             -------- --------
    Total current liabilities...............................    862.1    831.1
Long-term debt..............................................    223.0    223.0
Stockholders' equity:
  Preferred stock; $0.0001 par value; 5.0 shares authorized;
   none issued or outstanding...............................      --       --
  Common stock and additional paid-in capital; $0.0001 par
   value; 2,750.0 shares authorized; outstanding--1,037.4
   shares in 2000 and 1,017.9 shares in 1999................  2,947.3  2,072.3
  Retained earnings.........................................  1,304.6    966.0
  Accumulated other comprehensive income (loss).............     62.6    (14.8)
                                                             -------- --------
    Total stockholders' equity..............................  4,314.5  3,023.5
                                                             -------- --------
                                                             $5,399.6 $4,077.6
                                                             ======== ========


                            See accompanying notes.

                                   AMGEN INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  Years ended December 31, 2000, 1999 and 1998
                                 (In millions)

                                    Common
                                  stock and              Accumulated
                         Number   additional                other
                           of      paid-in   Retained   comprehensive
                         shares    capital   earnings   income (loss)   Total
                         -------  ---------- ---------  ------------- ---------
Balance at December 31,
 1997..................  1,033.1   $1,218.2  $   943.2     $(22.1)    $ 2,139.3
                                                                      ---------
Comprehensive Income:
  Net income...........      --         --       863.2        --          863.2
  Other comprehensive
   income, net of tax:
   Unrealized gains on
    securities,
    net of
    reclassification
    adjustments........      --         --         --         9.1           9.1
   Foreign currency
    translation
    adjustments........      --         --         --         9.0           9.0
                                                                      ---------
     Total other
      comprehensive
      income...........      --         --         --         --           18.1
                                                                      ---------
Comprehensive income...      --         --         --         --          881.3
Issuance of common
 stock upon the
 exercise of employee
 stock options and in
 connection with an
 employee stock
 purchase plan.........     42.8      345.5        --         --          345.5
Tax benefits related to
 employee stock
 options...............      --       108.2        --         --          108.2
Repurchases of common
 stock.................    (57.4)       --      (912.1)       --         (912.1)
                         -------   --------  ---------     ------     ---------
Balance at December 31,
 1998..................  1,018.5    1,671.9      894.3       (4.0)      2,562.2
                                                                      ---------
Comprehensive Income:
  Net income...........      --         --     1,096.4        --        1,096.4
  Other comprehensive
   loss, net of tax:
   Unrealized gains on
    securities, net of
    reclassification
    adjustments........      --         --         --         7.3           7.3
   Foreign currency
    translation
    adjustments........      --         --         --       (18.1)        (18.1)
                                                                      ---------
     Total other
      comprehensive
      loss.............      --         --         --         --          (10.8)
                                                                      ---------
Comprehensive income...      --         --         --         --        1,085.6

Issuance of common
 stock upon the
 exercise of employee
 stock options.........     26.5      248.8        --         --          248.8
Tax benefits related to
 employee stock
 options...............      --       151.6        --         --          151.6
Repurchases of common
 stock.................    (27.1)       --    (1,024.7)       --       (1,024.7)
                         -------   --------  ---------     ------     ---------
Balance at December 31,
 1999..................  1,017.9    2,072.3      966.0      (14.8)      3,023.5
                                                                      ---------
Comprehensive Income:
  Net income...........      --         --     1,138.5        --        1,138.5
  Other comprehensive
   income, net of tax:
   Unrealized gains on
    securities, net of
    reclassification
    adjustments........      --         --         --        99.0          99.0
   Foreign currency
    translation
    adjustments........      --         --         --       (21.6)        (21.6)
                                                                      ---------
     Total other
      comprehensive
      income...........      --         --         --         --           77.4
                                                                      ---------
Comprehensive income...      --         --         --         --        1,215.9

Issuance of common
 stock upon the
 exercise of employee
 stock options and in
 connection with an
 employee stock
 purchase plan.........     29.1      333.7        --         --          333.7
Tax benefits related to
 employee stock
 options...............      --       376.6        --         --          376.6
Issuance of common
 stock for the
 acquisition of Kinetix
 Pharmaceuticals,
 Inc. .................      2.6      164.7        --         --          164.7
Repurchases of common
 stock.................    (12.2)       --      (799.9)       --         (799.9)
                         -------   --------  ---------     ------     ---------
Balance at December 31,
 2000..................  1,037.4   $2,947.3  $ 1,304.6     $ 62.6     $ 4,314.5
                         =======   ========  =========     ======     =========


                            See accompanying notes.

                                   AMGEN INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Years ended December 31, 2000, 1999 and 1998
                                 (In millions)

                                                  2000       1999       1998
                                                ---------  ---------  --------
Cash flows from operating activities:
  Net income................................... $ 1,138.5  $ 1,096.4  $  863.2
  Write-off of acquired in-process research and
   development.................................      30.1        --        --
  Depreciation and amortization................     211.8      176.8     143.8
  Tax benefits related to employee stock
   options.....................................     376.6      151.6     108.2
  Gain on equity investments...................     (31.8)       --      (17.3)
  Other non-cash expenses......................       6.2        9.8      27.5
  Loss of affiliates, net......................      23.9       16.8      28.6
  Cash provided by (used in):
    Trade receivables, net.....................      23.0      (92.3)    (50.9)
    Inventories................................    (120.9)     (73.5)     (1.6)
    Other current assets.......................     (51.4)      (9.0)    (21.2)
    Accounts payable...........................      59.8      (38.2)     17.7
    Accrued liabilities........................     (31.2)     (11.5)     51.7
                                                ---------  ---------  --------
      Net cash provided by operating
       activities..............................   1,634.6    1,226.9   1,149.7
                                                ---------  ---------  --------
Cash flows from investing activities:
  Purchases of property, plant and equipment...    (437.7)    (304.2)   (407.8)
  Proceeds from maturities of marketable
   securities..................................       --        40.0      20.1
  Proceeds from sales of marketable
   securities..................................   1,067.8      843.5     466.2
  Purchases of marketable securities...........  (1,638.7)  (1,032.7)   (766.3)
  Other........................................     (27.7)     (10.1)     14.1
                                                ---------  ---------  --------
      Net cash used in investing activities....  (1,036.3)    (463.5)   (673.7)
                                                ---------  ---------  --------
Cash flows from financing activities:
  Increase (decrease) in commercial paper......       0.2       (0.2)     99.7
  Net proceeds from issuance of common stock
   upon the exercise of employee stock options
   and in connection with an employee stock
   purchase plan...............................     333.7      248.8     345.5
  Repurchases of common stock..................    (799.9)  (1,024.7)   (912.1)
  Other........................................     (36.7)     (57.5)    (47.1)
                                                ---------  ---------  --------
      Net cash used in financing activities....    (502.7)    (833.6)   (514.0)
                                                ---------  ---------  --------
Increase (decrease) in cash and cash
 equivalents...................................      95.6      (70.2)    (38.0)
Cash and cash equivalents at beginning of
 period........................................     130.9      201.1     239.1
                                                ---------  ---------  --------
Cash and cash equivalents at end of period..... $   226.5  $   130.9  $  201.1
                                                =========  =========  ========

                            See accompanying notes.

                                   AMGEN INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 2000

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

 Cash and cash equivalents

   The Company considers cash equivalents to be only those investments which are highly liquid, readily convertible to cash and which mature within three months from date of purchase. Under the Company's cash management system, the bank notifies the Company daily of checks presented for payment against its primary disbursement accounts. The Company transfers funds from short-term investments to cover the checks presented for payment. This system results in a book cash overdraft in the primary disbursement accounts as a result of checks outstanding. The book overdraft, which was reclassified to accounts payable, was $101.2 million and $43.9 million at December 31, 2000 and 1999, respectively.

 Available-for-sale securities

   The Company considers its investment portfolio and marketable equity investments available-for-sale as defined in Statement of Financial Accounting Standards ("SFAS") No. 115 and, accordingly, these investments are recorded at fair value (see Note 9, "Fair values of financial instruments"). Realized gains totaled $32.4 million, $2.8 million and $17.3 million for the years ended December 31, 2000, 1999 and 1998, respectively. Realized losses totaled $2.5 million, $6.6 million and $33.1 million for the years ended December 31, 2000, 1999 and 1998, respectively. The cost of securities sold is based on the specific identification method. The fair value of available-for-sale investments by type of security, contractual maturity and classification in the balance sheets are as follows (in millions):

                                                 Gross      Gross    Estimated
                                     Amortized Unrealized Unrealized   Fair
December 31, 2000                      Cost      Gains      Losses     Value
-----------------                    --------- ---------- ---------- ---------
Type of security:
Corporate debt securities........... $1,054.7    $ 11.3     ($1.4)   $1,064.6
U.S. Treasury securities and
 obligations of U.S. government
 agencies...........................    663.6       5.9        --       669.5
Other interest bearing securities...    215.8       0.4      (0.1)      216.1
                                     --------    ------     -----    --------
  Total debt securities.............  1,934.1      17.6      (1.5)    1,950.2
Equity securities...................     73.1     179.2      (7.0)      245.3
                                     --------    ------     -----    --------
                                     $2,007.2    $196.8     ($8.5)   $2,195.5
                                     ========    ======     =====    ========

                                   AMGEN INC.

                                                 Gross      Gross    Estimated
                                     Amortized Unrealized Unrealized   Fair
December 31, 1999                      Cost      Gains      Losses     Value
-----------------                    --------- ---------- ---------- ---------
Type of security:
Corporate debt securities........... $  963.8    $ 0.4      $(10.8)  $  953.4
U.S. Treasury securities and
 obligations of U.S. government
 agencies...........................    209.9      --         (1.6)     208.3
Other interest bearing securities...    132.4      --         (0.5)     131.9
                                     --------    -----      ------   --------
  Total debt securities.............  1,306.1      0.4       (12.9)   1,293.6
Equity securities...................     66.8     46.7        (8.9)     104.6
                                     --------    -----      ------   --------
                                     $1,372.9    $47.1      $(21.8)  $1,398.2
                                     ========    =====      ======   ========

                                                               December 31,
                                                             ------------------
                                                               2000      1999
                                                             --------  --------
   Contractual maturity:
     Maturing in one year or less........................... $  783.6  $  376.4
     Maturing after one year through three years............    986.1     896.0
     Maturing after three years.............................    180.5      21.2
                                                             --------  --------
       Total debt securities................................  1,950.2   1,293.6
     Equity securities......................................    245.3     104.6
                                                             --------  --------
                                                             $2,195.5  $1,398.2
                                                             ========  ========
   Classification in balance sheets:
     Cash and cash equivalents.............................. $  226.5  $  130.9
     Marketable securities..................................  1,801.6   1,202.1
     Other assets--noncurrent...............................    285.3     144.6
                                                             --------  --------
                                                              2,313.4   1,477.6
     Less cash..............................................   (117.9)    (79.4)
                                                             --------  --------
                                                             $2,195.5  $1,398.2
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

                                   AMGEN INC.

 Inventories

   Inventories are stated at the lower of cost or market. Cost is determined in a manner which approximates the first-in, first-out (FIFO) method. Inventories consist of currently marketed products and product candidates which the Company expects to commercialize. The inventory balance of such product candidates totaled $112.7 million and $20.3 million as of December 31, 2000 and 1999, respectively. Inventories are shown net of applicable reserves and allowances. Inventories consisted of the following (in millions):

                                                                   December 31,
                                                                   -------------
                                                                    2000   1999
                                                                   ------ ------
   Raw materials.................................................. $ 29.4 $ 37.5
   Work in process................................................  238.7   96.6
   Finished goods.................................................   37.1   50.2
                                                                   ------ ------
                                                                   $305.2 $184.3
                                                                   ====== ======

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

 Product sales

   Product sales primarily consist of sales of EPOGEN(R) (Epoetin alfa) and NEUPOGEN(R) (Filgrastim) (see Note 10, "Segment information").

   The Company has the exclusive right to sell Epoetin alfa for dialysis, diagnostics and all non-human uses in the United States. The Company sells Epoetin alfa under the brand name EPOGEN(R). Amgen has granted to Ortho Pharmaceutical Corporation (which has assigned its rights under the product license agreement to Ortho Biotech Products, L.P.), a subsidiary of Johnson & Johnson ("Johnson & Johnson"), a license relating to Epoetin alfa for sales in the United States for all human uses except dialysis and diagnostics. Pursuant to this license, Amgen does not recognize product sales it makes into the exclusive market of Johnson & Johnson and does recognize the product sales made by Johnson & Johnson into Amgen's exclusive market. Sales in Amgen's exclusive market and adjustments thereto are derived from Company shipments and from third-party data on shipments to end users and their usage (see Note 4, "Other items, net--Legal award"). Sales of the Company's other products are recognized when shipped and title has passed.

                                   AMGEN INC.

 Research and development costs

   Research and development costs are expensed as incurred, including the cost to acquire in-process research and development (see Note 11, "Business combination").

 Foreign currency transactions

   The Company has a program to manage foreign currency risk. As part of this program, it has purchased foreign currency option and forward contracts to hedge against possible reductions in values of certain anticipated foreign currency cash flows generally over the next 12 months. At December 31, 2000, the Company had option contracts and forward contracts to exchange foreign currencies for U.S. dollars of $10.0 million and $150.6 million, respectively, all having maturities of eleven months or less. The option contracts, which have only nominal intrinsic value at the time of purchase, are designated as effective hedges of anticipated foreign currency transactions for financial reporting purposes and, accordingly, the net gains on such contracts are deferred and recognized in the same period as the hedged transactions. The forward contracts do not qualify as hedges for financial reporting purposes and, accordingly, are marked-to-market. Net gains realized on option contracts and changes in market values of forward contracts are reflected in "Interest and other income, net" in the accompanying consolidated statements of operations. The deferred premiums on option contracts and fair values of forward contracts are included in "Other current assets" in the accompanying consolidated balance sheets.

   The Company has additional foreign currency forward contracts to hedge exposures to foreign currency fluctuations of certain assets and liabilities denominated in foreign currencies. At December 31, 2000, the Company had forward contracts to exchange foreign currencies for U.S. dollars of $37.8 million, all having maturities of less than one month. These contracts are designated as effective hedges and, accordingly, gains and losses on these forward contracts are recognized in the same period the offsetting gains and losses of hedged assets and liabilities are realized and recognized. The fair values of the forward contracts are included in the corresponding captions of the hedged assets and liabilities. Gains and losses on forward contracts and the related hedged assets and liabilities are included in "Interest and other income, net" in the accompanying consolidated statements of operations.

 Recent accounting pronouncements

   In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards requiring that all derivatives be recorded in the balance sheet as either an asset or liability measured at fair value and that changes in fair value be recognized currently in earnings, unless specific hedge accounting criteria are met. Certain provisions of SFAS No. 133, including its required implementation date, were subsequently amended. The Company will adopt SFAS No. 133, as amended, in the first quarter of 2001 and its adoption will not have a material effect on the Company's results of operations or financial position.

   In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. The Company adopted SAB 101 in the fourth quarter of 2000 and its adoption has not had a material effect on the Company's results of operations or financial position.

   In July 2000, the Emerging Issues Task Force ("EITF") issued EITF 00-15, "Classification in the Statement of Cash Flows of the Income Tax Benefit Realized by a Company upon Employee Exercise of a Nonqualified Stock Option", which requires companies to classify the income tax benefits related to employee

                                   AMGEN INC.

exercises of nonqualified stock options as an operating activity in the statement of cash flows for both current and prior periods. Prior to the adoption of EITF 00-15 in the third quarter of 2000, Amgen had classified these amounts in financing activities in the consolidated statements of cash flows. In addition, the Company has included the income tax benefits related to disqualifying dispositions of incentive stock options within this reclassification.

 Interest

   Interest costs are expensed as incurred, except to the extent such interest is related to construction in progress, in which case interest is capitalized. Interest costs capitalized for the years ended December 31, 2000, 1999 and 1998, were $12.3 million, $11.6 million and $19.2 million, respectively.

 Employee stock option and stock purchase plans

   The Company's employee stock option and stock purchase plans are accounted for under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). See Note 7, "Employee stock option, stock purchase and defined contribution plans".

 Earnings per share

   Basic earnings per share is based upon the weighted-average number of common shares outstanding. Diluted earnings per share is based upon the weighted-average number of common shares and dilutive potential common shares outstanding. Potential common shares are outstanding options under the Company's employee stock option plans, restricted stock and potential issuances of stock under the employee stock purchase plan which are included under the treasury stock method.

   The following table sets forth the computation for basic and diluted earnings per share (in millions, except per share information):

                                                       Years ended December 31,
                                                      --------------------------
                                                        2000     1999     1998
                                                      -------- -------- --------
Numerator for basic and diluted earnings per share--
 net income.......................................... $1,138.5 $1,096.4 $  863.2
                                                      ======== ======== ========
Denominator:
  Denominator for basic earnings per share--weighted-
   average shares....................................  1,029.6  1,021.7  1,020.2
  Effect of dilutive securities--employee stock
   options, restricted stock and potential stock
   issuances under the employee stock purchase plan..     55.1     56.6     37.1
                                                      -------- -------- --------
  Denominator for diluted earnings per share--
   adjusted weighted-average shares..................  1,084.7  1,078.3  1,057.3
                                                      ======== ======== ========
Basic earnings per share............................. $   1.11 $   1.07 $   0.85
                                                      ======== ======== ========
Diluted earnings per share........................... $   1.05 $   1.02 $   0.82
                                                      ======== ======== ========

   Options to purchase 10.6 million, 1.6 million and 3.0 million shares with exercise prices greater than the average market prices of common stock were outstanding at December 31, 2000, 1999 and 1998, respectively. These options were excluded from the respective computations of diluted earnings per share because their effect would be anti-dilutive.

                                   AMGEN INC.

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

2. Related party transactions

   The Company owns a 50% interest in Kirin-Amgen, Inc. ("Kirin-Amgen"), a corporation formed in 1984 for the development and commercialization of certain products based on advanced biotechnology. Pursuant to the terms of agreements entered into with Kirin-Amgen, the Company conducts certain research and development activities on behalf of Kirin-Amgen and is paid for such services at negotiated rates. During the years ended December 31, 2000, 1999 and 1998, Amgen earned revenues from Kirin-Amgen of $221.0 million, $138.5 million and $121.0 million, respectively, under such agreements, which are included in "Corporate partner revenues" in the accompanying consolidated statements of operations.

   In connection with its various agreements with Kirin-Amgen, the Company has been granted sole and exclusive licenses for the manufacture and sale of certain products in specified geographic areas of the world. In return for such licenses, the Company pays Kirin-Amgen royalties based on sales. During the years ended December 31, 2000, 1999 and 1998, Kirin-Amgen earned royalties from Amgen of $140.8 million, $128.1 million and $105.0 million, respectively, under such agreements, which are included in "Cost of sales" in the accompanying consolidated statements of operations.

   At December 31, 2000, Amgen's share of Kirin-Amgen's undistributed retained earnings was approximately $75.9 million.

3. Debt

   The Company has a commercial paper program which provides for unsecured short-term borrowings up to an aggregate of $200 million. As of December 31, 2000, commercial paper with a face amount of $100 million was outstanding. These borrowings had maturities of less than two months and had effective interest rates averaging 6.7%. Commercial paper with a face amount of $100 million and with effective interest rates averaging 6.0% was outstanding at December 31, 1999.

   The Company has established a $500 million debt shelf registration statement. In December 1997, pursuant to this registration statement, the Company issued $100 million of debt securities that bear interest at a fixed rate of 6.5% and mature in 2007 (the "Notes") and established a $400 million medium-term note program. The Company may offer and issue medium-term notes from time to time with terms to be determined by market conditions.

   The Company had $100 million of debt securities outstanding at December 31, 2000 and 1999 that bear interest at a fixed rate of 8.1% and mature in 2097 (the "Century Notes"). These securities may be redeemed in whole or in part at the Company's option at any time for a redemption price equal to the greater of the principal amount to be redeemed or the sum of the present values of the principal and remaining interest payments discounted at a determined rate plus, in each case, accrued interest.

                                   AMGEN INC.

   In addition to the Notes and the Century Notes, debt securities outstanding at December 31, 2000 and 1999 include $23 million of debt securities that bear interest at a fixed rate of 6.2% and mature in 2003. The terms of the debt securities require the Company to meet certain debt to tangible net asset ratios and places limitations on liens and sale/leaseback transactions and, except with respect to the Notes and the Century Notes, places limitations on subsidiary indebtedness.

   The Company has an unsecured credit facility (the "credit facility") that includes a commitment expiring on May 28, 2003 for up to $150 million of borrowings under a revolving line of credit (the "revolving line commitment"). This credit facility supports the Company's commercial paper program. As of December 31, 2000, $150 million was available under the revolving line commitment for borrowing. Borrowings under the revolving line commitment bear interest at various rates which are a function of, at the Company's option, either the prime rate of a major bank, the federal funds rate or a Eurodollar base rate. Under the terms of the credit facility, the Company is required to meet a minimum interest coverage ratio and maintain a minimum level of tangible net worth. In addition, the credit facility contains limitations on investments, liens and sale/leaseback transactions.

   The aggregate stated maturities of all long-term obligations due subsequent to December 31, 2000, are as follows: none in 2001 and 2002; $23 million in 2003; none in 2004 and 2005; and $200 million after 2005.

4. Other items, net

   Other items, net in the accompanying consolidated statements of operations consists of the following (income) and expense items (in millions):

                                                       Years ended December
                                                               31,
                                                       ----------------------
                                                        2000    1999    1998
                                                       ------  ------  ------
   Legal award, net................................... $(73.9) $(49.0) $(23.0)
   Write-off of acquired in-process research and
    development (see Note 11).........................   30.1     --      --
   Amgen Foundation contribution......................   25.0     --      --
                                                       ------  ------  ------
   Other items, net................................... $(18.8) $(49.0) $(23.0)
                                                       ======  ======  ======

 Legal award

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

   A dispute between Amgen and Johnson & Johnson that had been the subject of an arbitration proceeding related to the audit methodology currently employed by the Company to account for Epoetin alfa sales. Under the License Agreement, the Company and Johnson & Johnson are required to compensate each other for Epoetin alfa sales that either party makes into the other party's exclusive market, sometimes described as "spillover" sales. The Company has established and is employing an audit methodology to measure each party's spillover sales and to allocate the net profits from those sales to the appropriate party. The arbitrator in this dispute (the "Arbitrator") issued a final order adopting the Company's audit methodology with certain adjustments and also found that the Company was the successful party in the arbitration. Pursuant to the final order in the arbitration, an independent panel was formed principally (i) to address ongoing challenges to the

                                   AMGEN INC.

survey results for the years 1995 through 1999 and (ii) to refine the procedures for measuring the erythropoietin market as may be necessary. As a result of decisions made by this independent panel regarding certain challenges by Johnson & Johnson as well as other reduced uncertainties, the Company reduced amounts previously provided for potential spillover liabilities by $49 million in the third quarter of 1999 and $23 million in the fourth quarter of 1998.

   Because the Arbitrator ruled that the Company was the successful party in the arbitration, Johnson & Johnson was ordered to pay to the Company all costs and expenses, including reasonable attorneys' fees, that the Company incurred in the arbitration as well as one-half of the audit costs. On July 17, 2000, the Arbitrator issued a final order awarding the Company approximately $78 million in costs and expenses, including reasonable attorneys' fees, that the Company incurred in the arbitration as well as one-half of the audit costs (the "Fee Award"). As a result, the Company recorded a net $73.9 million legal award, which represents the Fee Award reduced by minor amounts related to other miscellaneous disputes with Johnson & Johnson, in the third quarter of 2000.

 Amgen Foundation contribution

   During the fourth quarter of 2000, the Company contributed $25.0 million to the Amgen Foundation. This contribution will allow the Amgen Foundation to increase its support of non-profit organizations that focus on issues in health and medicine, science education and other activities that strengthen local communities over the next several years.

5. Income taxes

   The provision for income taxes includes the following (in millions):

                                                          Years ended December
                                                                  31,
                                                          ---------------------
                                                           2000    1999   1998
                                                          ------  ------ ------
   Current provision:
     Federal (including U.S. possessions)................ $481.7  $422.8 $339.6
     State...............................................   47.5    37.2   27.2
                                                          ------  ------ ------
       Total current provision...........................  529.2   460.0  366.8
                                                          ------  ------ ------
   Deferred provision (benefit):
     Federal (including U.S. possessions)................    9.6     5.3   (4.7)
     State...............................................   (3.0)    4.5   (0.9)
                                                          ------  ------ ------
       Total deferred provision (benefit)................    6.6     9.8   (5.6)
                                                          ------  ------ ------
                                                          $535.8  $469.8 $361.2
                                                          ======  ====== ======

                                   AMGEN INC.

   Deferred income taxes reflect the net tax effects of net operating loss and credit carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows (in millions):

                                                               December 31,
                                                              ----------------
                                                               2000     1999
                                                              -------  -------
   Deferred tax assets:
     Acquired net operating loss and credit carryforwards.... $  66.0  $  64.3
     Expenses capitalized for tax purposes...................    58.9     27.9
     Fixed assets............................................    46.0     22.9
     Expense accruals........................................    32.9     84.0
     Other...................................................    20.0     27.4
                                                              -------  -------
       Total deferred tax assets.............................   223.8    226.5
     Valuation allowance.....................................   (25.4)   (46.0)
                                                              -------  -------
       Net deferred tax assets...............................   198.4    180.5
                                                              -------  -------
   Deferred tax liabilities:
     Purchase of technology rights...........................   (95.9)   (78.1)
     Marketable securities and investments...................   (62.6)   (10.0)
     Other...................................................   (39.3)   (13.9)
                                                              -------  -------
       Total deferred tax liabilities........................  (197.8)  (102.0)
                                                              -------  -------
                                                              $   0.6  $  78.5
                                                              =======  =======

   At December 31, 2000, the Company had operating loss carryforwards available to reduce future federal taxable income of which $29.3 million expire in 2008, $84.0 million expire in 2009 and $16.8 million expire thereafter. These operating loss carryforwards relate to the acquisition of companies. Utilization of these operating loss carryforwards is limited to approximately $26 million in 2001, $23 million in 2002 and $16 million per year thereafter.

   The provision for income taxes varies from income taxes provided based on the federal statutory rate as follows:

                                                            Years ended
                                                            December 31,
                                                           ------------------
                                                           2000   1999   1998
                                                           ----   ----   ----
   Statutory rate applied to income before income taxes..  35.0 % 35.0 % 35.0 %
   Benefit of Puerto Rico operations, net of Puerto Rico
    income taxes.........................................  (2.0)% (2.3)% (3.2)%
   Utilization of tax credits, primarily research and
    experimentation......................................  (1.4)% (2.1)% (2.4)%
   Other, net............................................   0.4 % (0.6)%  0.1 %
                                                           ----   ----   ----
                                                           32.0 % 30.0 % 29.5 %
                                                           ====   ====   ====

   Income taxes paid during the years ended December 31, 2000, 1999 and 1998, totaled $141.3 million, $318.7 million and $251.3 million, respectively.

                                   AMGEN INC.

6. Stockholders' equity

 Stockholder Rights Agreement

   On February 18, 1997, the Board of Directors of the Company redeemed the rights under the Company's former common stock rights plan and declared a dividend of one preferred share purchase right (a "Right") for each then outstanding share of common stock of the Company and authorized the distribution of one Right with respect to each subsequently issued share of common stock. The Rights were distributed to stockholders of record on March 21, 1997. On December 12, 2000, the Board of Directors of the Company amended and restated the preferred stock rights plan governing the Rights (the "Amended and Restated Rights Plan") to, among other things: (i) provide that, as a result of two-for-one splits of the Company's common stock effected in February and November 1999 (the "Stock Splits"), each Right shall represent the right to purchase one four-thousandth of a share of Series A Junior Participating Preferred Stock ("Series A Preferred Stock") of the Company (which one four-thousandth gives effect to the Stock Splits); (ii) increase the exercise price of each Right to $350.00 from $56.25 (as adjusted for the Stock Splits); (iii) extend the term of the rights agreement to December 12, 2010 from March 21, 2007 and (iv) amend the definition of "Outside Director".

   Pursuant to the Amended and Restated Rights Plan, each share of common stock outstanding has attached to it one whole Right. One Right represents the right to purchase one four-thousandth (1/4000) of a share of Series A Preferred Stock of the Company at $350.00. The Rights will expire on December 12, 2010.

   Under certain circumstances, if an acquiring person or group acquires 10% or more of the Company's outstanding common stock, an exercisable Right will entitle its holder (other than the acquirer) to buy shares of common stock of the Company having a market value of two times the exercise price of one Right. However, in limited circumstances approved by the outside directors of the Board of Directors, a stockholder who enters into an acceptable standstill agreement may acquire up to 20% of the outstanding shares without triggering the Rights. If an acquirer acquires at least 10%, but less than 50%, of the Company's common stock, the Board of Directors may exchange each Right (other than those of the acquirer) for one share of common stock per Right. In addition, under certain circumstances, if the Company is involved in a merger or other business combination where it is not the surviving corporation, an exercisable Right will entitle its holder to buy shares of common stock of the acquiring company having a market value of two times the exercise price of one Right. The Company may redeem the Rights at $0.00025 per Right at any time prior to the public announcement that a 10% position has been acquired.

 Stock repurchase program

   The Company has a stock repurchase program primarily to reduce the dilutive effect of its employee stock option and stock purchase plans. Stock repurchased under the program is intended to be retired. The amount the Company spends on and the number of shares repurchased varies based on a variety of factors, including the stock price and blackout periods in which the Company is restricted from repurchasing shares. In December 2000, the Board of Directors authorized the Company to repurchase up to $2 billion of common stock between January 1, 2001 and December 31, 2002.

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

                                   AMGEN INC.

   Information regarding the components of accumulated other comprehensive income/(loss) are as follows (in millions):

                                                                  Accumulated
                                          Unrealized   Foreign       Other
                                           Gains on   Currency   Comprehensive
                                          Securities Translation Income/(Loss)
                                          ---------- ----------- -------------
   Balance at December 31, 1999..........   $ 15.3     $(30.1)      $(14.8)
   Current year other comprehensive
    income/(loss)........................     99.0      (21.6)        77.4
                                            ------     ------       ------
   Balance at December 31, 2000..........   $114.3     $(51.7)      $ 62.6
                                            ======     ======       ======

   Information regarding the income tax effects for items of other comprehensive income/(loss) are as follows (in millions):

                                                              Tax
                                                 Before-Tax Benefit/  After-Tax
                                                   Amount   (Expense)  Amount
                                                 ---------- --------  ---------
   For the year ended December 31, 1998:
   Unrealized losses on available-for-sale
    securities.................................    $ (1.8)   $  0.7    $ (1.1)
   Less: Reclassification adjustments for
    losses realized in net income..............     (15.8)      5.6     (10.2)
                                                   ------    ------    ------
   Net unrealized gains on available-for-sale
    securities.................................      14.0      (4.9)      9.1
   Foreign currency translation adjustments....       9.0       --        9.0
                                                   ------    ------    ------
   Other comprehensive income..................    $ 23.0    $ (4.9)   $ 18.1
                                                   ======    ======    ======
   For the year ended December 31, 1999:
   Unrealized gains on available-for-sale
    securities.................................    $ 12.0    $ (5.3)   $  6.7
   Less: Reclassification adjustments for
    losses realized in net income..............      (1.0)      0.4      (0.6)
                                                   ------    ------    ------
   Net unrealized gains on available-for-sale
    securities.................................      13.0      (5.7)      7.3
   Foreign currency translation adjustments....     (18.1)      --      (18.1)
                                                   ------    ------    ------
   Other comprehensive loss....................    $ (5.1)   $ (5.7)   $(10.8)
                                                   ======    ======    ======
   For the year ended December 31, 2000:
   Unrealized gains on available-for-sale
    securities.................................    $193.0    $(75.8)   $117.2
   Less: Reclassification adjustments for gains
    realized in net income.....................      30.0     (11.8)     18.2
                                                   ------    ------    ------
   Net unrealized gains on available-for-sale
    securities.................................     163.0     (64.0)     99.0
   Foreign currency translation adjustments....     (21.6)      --      (21.6)
                                                   ------    ------    ------
   Other comprehensive income..................    $141.4    $(64.0)   $ 77.4
                                                   ======    ======    ======

 Other

   In addition to common stock, the Company's authorized capital includes 5.0 million shares of preferred stock, $0.0001 par value, of which 0.7 million shares have been designated Series A Preferred Stock. At December 31, 2000 and 1999, no shares of preferred stock were issued or outstanding.

   At December 31, 2000, the Company had reserved 183.1 million shares of its common stock which may be issued through its employee stock option and stock purchase plans and had reserved 0.7 million shares of Series A Preferred Stock.

                                   AMGEN INC.

7. Employee stock option, stock purchase and defined contribution plans

 Employee stock option plans

   The Company's employee stock option plans provide for option grants designated as either nonqualified or incentive stock options. Option grants to employees generally vest over a three to five year period and expire seven years from the date of grant. Most employees are eligible to receive a grant of stock options periodically with the number of shares generally determined by the employee's salary grade, performance level and the stock price. In addition, certain management and professional level employees normally receive a stock option grant upon hire. As of December 31, 2000, the Company had 67.8 million shares of common stock available for future grant under its employee stock option plans.

   Stock option information with respect to all of the Company's employee stock option plans follows (shares in millions):

                                                            Exercise Price
                                                        -----------------------
                                                                      Weighted-
                                                Shares   Low    High   Average
                                                ------  ------ ------ ---------
Balance unexercised at December 31, 1997....... 141.9   $ 0.58 $16.97  $10.02
  Granted......................................  33.5   $11.78 $26.22  $16.53
  Exercised.................................... (42.4)  $ 0.58 $20.77  $ 8.14
  Forfeited....................................  (6.8)  $ 4.48 $18.52  $13.57
                                                -----
Balance unexercised at December 31, 1998....... 126.2   $ 0.66 $26.22  $12.18
  Granted......................................  19.0   $26.25 $57.69  $31.48
  Exercised.................................... (26.9)  $ 0.66 $39.44  $ 9.45
  Forfeited....................................  (2.5)  $ 5.48 $44.97  $17.76
                                                -----
Balance unexercised at December 31, 1999....... 115.8   $ 0.92 $57.69  $15.88
  Granted......................................  13.1   $51.31 $78.00  $67.40
  Exercised.................................... (28.2)  $ 0.92 $72.75  $11.03
  Forfeited....................................  (2.0)  $ 4.48 $74.86  $26.02
                                                -----
Balance unexercised at December 31, 2000.......  98.7   $ 2.55 $78.00  $23.89
                                                =====

   At December 31, 2000, 1999 and 1998, employee stock options to purchase 55.5 million, 61.7 million and 66.1 million shares were exercisable at weighted-average prices of $15.35, $11.80 and $9.76, respectively.

 Fair value disclosures of employee stock options

   Employee stock option grants are set at the closing price of the Company's common stock on the date of grant and the related number of shares granted are fixed at that point in time. Therefore, under the principles of APB 25, the Company does not recognize compensation expense associated with the grant of employee stock options. SFAS No. 123, "Accounting for Stock-Based Compensation," requires the use of option valuation models to provide supplemental information regarding options granted after 1994. Pro forma information regarding net income and earnings per share shown below was determined as if the Company had accounted for its employee stock options and shares sold under its employee stock purchase plan under the fair value method of that statement.

   The fair value of the options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2000, 1999 and 1998, respectively: risk-free interest rates of 5.9%, 5.8% and 5.4%; dividend yields of 0%, 0% and 0%; volatility factors of the expected

                                   AMGEN INC.

market price of the Company's common stock of 45%, 38% and 34%; and expected life of the options of 3.4 years, 3.4 years and 3.4 years. These assumptions resulted in weighted-average fair values of $25.87, $10.55 and $5.11 per share for employee stock options granted in 2000, 1999 and 1998, respectively.

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

   For purposes of pro forma disclosures, the estimated fair values of the options are amortized over the options' vesting periods. The Company's pro forma information is as follows (in millions, except per share information):

                                                       Years ended December 31,
                                                       ------------------------
                                                         2000     1999    1998
                                                       -------- -------- ------
   Pro forma net income............................... $1,035.4 $1,030.0 $735.9
   Pro forma earnings per share:
     Basic............................................ $   1.01 $   1.01 $ 0.72
     Diluted.......................................... $   0.95 $   0.95 $ 0.70

   Information regarding employee stock options outstanding as of December 31, 2000 is as follows (shares in millions):

                                   Options Outstanding      Options Exercisable
                               ---------------------------- --------------------
                                                 Weighted-
                                      Weighted-   Average          Weighted-
                                       Average   Remaining          Average
                                      Exercise  Contractual        Exercise
   Price Range                 Shares   Price      Life     Shares   Price
   -----------                 ------ --------- ----------- ------ ---------
   $10.00 and under...........  11.4   $ 7.83    1.1 years   11.4   $ 7.83
   Over $10.00 to $15.00......  32.4   $13.77    3.4 years   26.7   $13.72
   Over $15.00 to $30.00......  25.2   $16.94    4.5 years   12.0   $17.22
   Over $30.00 to $60.00......  18.2   $33.59    5.5 years    4.9   $32.44
   Over $60.00................  11.5   $68.38    6.5 years    0.5   $66.48

 Employee stock purchase plan

   The Company has an employee stock purchase plan whereby, in accordance with
Section 423 of the Internal Revenue Code, eligible employees may authorize payroll deductions of up to 10% of their salary to purchase shares of the Company's common stock at the lower of 85% of the fair market value of common stock on the first or last day of the offering period. During the years ended December 31, 2000 and 1998, employees purchased 1.3 million and 1.0 million shares at weighted-average prices of approximately $30.33 and $11.46 per share, respectively. No shares were purchased under the employee stock purchase plan during 1999 because the Company had a 15 month offering period which extended from January 1, 1999 to March 31, 2000. At December 31, 2000, the Company had
16.2 million shares available for future issuance under this plan.

                                   AMGEN INC.

 Defined contribution plans

   The Company has defined contribution plans covering substantially all employees in the United States and its possessions. Under these plans, the Company makes certain amounts of matching contributions for those employees who elect to contribute to the plans and makes additional contributions based upon the compensation of eligible employees regardless of whether or not the employees contribute to the plans. In addition, the Company has other defined contribution plans covering certain employees of the Company and employees of its foreign affiliates. The Company's expense for its defined contribution plans totaled $42.6 million, $34.3 million and $26.7 million for the years ended December 31, 2000, 1999 and 1998, respectively.

8. Balance sheet accounts

   Property, plant and equipment consisted of the following (in millions):

                                                               December 31,
                                                             ------------------
                                                               2000      1999
                                                             --------  --------
   Land..................................................... $  120.0  $  110.1
   Buildings and building improvements......................    901.7     841.4
   Manufacturing equipment..................................    287.6     251.8
   Laboratory equipment.....................................    338.1     306.3
   Furniture and office equipment...........................    672.6     577.8
   Leasehold improvements...................................     53.7      50.8
   Construction in progress.................................    345.5     177.0
                                                             --------  --------
                                                              2,719.2   2,315.2
   Less accumulated depreciation and amortization...........   (937.7)   (761.6)
                                                             --------  --------
                                                             $1,781.5  $1,553.6
                                                             ========  ========

   Accrued liabilities consisted of the following (in millions):

                                                                  December 31,
                                                                  -------------
                                                                   2000   1999
                                                                  ------ ------
   Employee compensation and benefits............................ $151.9 $149.1
   Income taxes..................................................  116.7   87.5
   Sales incentives, royalties and allowances....................  107.6  135.7
   Due to affiliated companies and corporate partners............   92.8  160.8
   Clinical development costs....................................   50.5   35.4
   Other.........................................................   99.7   79.7
                                                                  ------ ------
                                                                  $619.2 $648.2
                                                                  ====== ======

9. Fair values of financial instruments

   The carrying amounts of cash, cash equivalents, marketable securities and marketable equity investments approximated their fair values. Fair values of cash equivalents, marketable securities and marketable equity investments are based on quoted market prices.

   The carrying amount of commercial paper approximated its fair value as of December 31, 2000 and 1999. The fair values of long-term debt at December 31, 2000 and 1999 totaled approximately $222.0 million and $216.6 million, respectively. The fair values of commercial paper and long-term debt were estimated based on quoted market rates for instruments with similar terms and remaining maturities.

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

 Revenues

   Revenues consisted of the following (in millions):

                                                       Years ended December 31,
                                                      --------------------------
                                                        2000     1999     1998
                                                      -------- -------- --------
   EPOGEN(R)......................................... $1,962.9 $1,759.1 $1,382.0
   NEUPOGEN(R).......................................  1,223.7  1,256.6  1,116.6
   Other product sales...............................     15.6     27.1     15.8
                                                      -------- -------- --------
   Total product sales...............................  3,202.2  3,042.8  2,514.4
   Other revenues....................................    427.2    297.3    203.8
                                                      -------- -------- --------
   Total revenues.................................... $3,629.4 $3,340.1 $2,718.2
                                                      ======== ======== ========

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

                                                      Years ended December 31,
                                                     --------------------------
                                                       2000     1999     1998
                                                     -------- -------- --------
   Revenues:
     United States and possessions.................. $3,343.0 $3,024.5 $2,441.6
     Foreign countries..............................    286.4    315.6    276.6
                                                     -------- -------- --------
       Total revenues............................... $3,629.4 $3,340.1 $2,718.2
                                                     ======== ======== ========

                                                            December 31,
                                                     --------------------------
                                                       2000     1999     1998
                                                     -------- -------- --------
   Long-lived assets:
     United States and possessions.................. $1,706.5 $1,475.7 $1,360.8
     Foreign countries..............................     75.0     77.9     89.4
                                                     -------- -------- --------
       Total long-lived assets...................... $1,781.5 $1,553.6 $1,450.2
                                                     ======== ======== ========

                                   AMGEN INC.

 Major customers

   Amgen uses wholesale distributors of pharmaceutical products as the principal means of distributing the Company's products to clinics, hospitals and pharmacies. The Company monitors the financial condition of its larger distributors and limits its credit exposure by setting appropriate credit limits and requiring collateral from certain customers. Sales to two large wholesalers accounted for more than 10% of the total revenues for the years ended December 31, 2000, 1999 and 1998. Sales to one wholesaler were $1,233.4 million, $1,078.0 million and $856.2 million for the years ended December 31, 2000, 1999 and 1998, respectively. Sales to another wholesaler were $445.2 million, $438.2 million and $366.5 million for the years ended December 31, 2000, 1999 and 1998, respectively. At December 31, 2000 and 1999, amounts due from four large wholesalers accounted for 51% and 59%, respectively, of gross trade receivables.

11. Business combination

   On December 14, 2000, Amgen acquired Kinetix Pharmaceuticals, Inc. ("Kinetix"), a privately held company with expertise in the discovery of small molecules in the field of protein kinase inhibition. Amgen acquired all the outstanding shares of Kinetix common stock in a tax-free exchange for 2.6 million shares of Amgen common stock. The acquisition has been accounted for under the purchase method of accounting, and accordingly, the operating results of Kinetix are included in the accompanying consolidated financial statements starting from December 14, 2000. The acquisition was valued at $172.2 million, including $1.0 million of related acquisition costs and $6.5 million of Amgen restricted common stock issued in exchange for Kinetix restricted common stock held by employees retained from Kinetix. The $6.5 million will be recognized as compensation expense over the vesting period of the restricted common stock. The preliminary assignment of the purchase price among identifiable tangible and intangible assets and liabilities of Kinetix was based upon an analysis of their fair values. The excess of the purchase price over the fair values of assets and liabilities acquired of $103.3 million was allocated to goodwill and will be amortized on a straight-line basis over a 15 year period.

   The assets acquired included in-process research and development. The value assigned to this asset was determined by an analysis of data concerning four substantive in-process research projects. The values of these research projects were determined based on analyses of cash flows to be generated by the products that are expected to result from the in-process projects. These cash flows were estimated by forecasting total revenues expected from these products and then deducting appropriate operating expenses, cash flow adjustments and contributory asset returns to establish a forecast of net returns on the in-process technology. These net returns were substantially reduced to take into account the time value of money and the risks associated with the inherent difficulties and uncertainties in developing specific molecules into viable human therapeutics given the stage of development of these projects at the date of the acquisition. Finally, these net returns were multiplied by the estimated percentage completed of each project, based upon analysis of three factors-- time, cost and complexity. The above analysis resulted in $30.1 million of value assigned to acquired in-process research and development, which was expensed on the acquisition date in accordance with generally accepted accounting principles. A discounted, risk-adjusted cash flow analysis was also performed to value the technology platform of Kinetix that is expected to generate future molecules that may be developed into human therapeutics. This analysis resulted in valuing the acquired base technology at $36.6 million, which was capitalized and will be amortized on a straight-line basis over a 15 year period. Amgen management believes the assumptions used in valuing these acquired technologies are reasonable, but are inherently uncertain, and no assurance can be given that the assumptions made will occur.

   This business combination would not have had a material impact on Amgen's revenues, net income or earnings per share in either 2000 or 1999.

                                   AMGEN INC.

12. Quarterly financial data (unaudited)
  (in millions, except per share data)

                                                               June
2000 Quarter Ended                     Dec. 31(1) Sept. 30(2)   30   Mar. 31(3)
------------------                     ---------- ----------- ------ ----------
Product sales.........................   $846.8     $851.0    $806.8   $697.6
Gross margin from product sales.......    735.3      741.5     705.1    611.9
Net income............................    210.8      358.9     302.6    266.2
Earnings per share:
  Basic...............................     0.20       0.35      0.29     0.26
  Diluted.............................     0.19       0.33      0.28     0.25
                                                               June
1999 Quarter Ended                     Dec. 31(4) Sept. 30(5)   30    Mar. 31
------------------                     ---------- ----------- ------ ----------
Product sales.........................   $847.4     $769.2    $737.9   $688.3
Gross margin from product sales.......    735.4      670.3     639.1    595.9
Net income............................    281.6      300.0     267.6    247.2
Earnings per share:
  Basic...............................     0.28       0.29      0.26     0.24
  Diluted.............................     0.26       0.28      0.25     0.23

--------
(1) During the fourth quarter of 2000, the Company recorded an after-tax charge of $30.1 million to write off acquired in-process research and development related to the acquisition of Kinetix Pharmaceuticals, Inc. (see Note 11, "Business combination"). In addition, the Company made a contribution of $25 million to the Amgen Foundation (see Note 4, "Other items, net--Amgen Foundation contribution"). After applicable tax effects, these amounts combined with the legal award discussed in item 2 below had no impact on net income for the year ended December 31, 2000.

(2) During the third quarter of 2000, the Company recorded a net legal award of $73.9 million, which primarily represents an award for certain costs and expenses, including attorney's fees, associated with the spillover arbitration with Johnson & Johnson (see Note 4, "Other items, net--Legal award").

(3) During the first quarter of 2000, sales were adversely impacted by Year 2000-related sales totaling $45 million (see item 4 below). In addition, the Company believes sales were adversely impacted by additional 1999 year-end stockpiling of EPOGEN(R) by dialysis providers and by wholesalers reducing their inventories of NEUPOGEN(R).

(4) Due to Year 2000 contingency planning in the fourth quarter of 1999, the Company offered extended payment terms on limited shipments of EPOGEN(R) and NEUPOGEN(R) to certain wholesalers totaling $45 million. Sales in the first quarter of 2000 were adversely impacted by these Year 2000-related sales (see item 3 above).

(5) During the third quarter of 1999, due to reduced uncertainties, the Company reduced its potential spillover liabilities to Johnson & Johnson by $49 million (see Note 4, "Other items, net--Legal award").

                                                                     SCHEDULE II

                                   AMGEN INC.

                               VALUATION ACCOUNTS

                  Years ended December 31, 2000, 1999 and 1998
                                 (In millions)

                                                 Additions
                                      Balance at Charged to             Balance
                                      Beginning  Costs and              at End
                                      of Period   Expenses  Deductions of Period
                                      ---------- ---------- ---------- ---------
Year ended December 31, 2000:
  Allowance for doubtful accounts....   $26.0      $ 0.1       $4.9      $21.2
Year ended December 31, 1999:
  Allowance for doubtful accounts....   $17.1      $10.1       $1.2      $26.0
Year ended December 31, 1998:
  Allowance for doubtful accounts....   $14.2      $ 3.6       $0.7      $17.1