Form 10-Q
period 2001-03-31
AMGEN INC
filed 2001-05-14
CIK 318154

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON D.C. 20549

                                   FORM 10-Q

(Mark One)
[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2001

                                      OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934


Commission file number 000-12477


                                  AMGEN INC.
            (Exact name of registrant as specified in its charter)


          Delaware                                    95-3540776
-------------------------------             -----------------------------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                   Identification No.)


One Amgen Center Drive, Thousand Oaks, California          91320-1799
-------------------------------------------------------------------------
    (Address of principal executive offices)               (Zip Code)


Registrant's telephone number, including area code:  (805) 447-1000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      Yes  X   No

As of March 31, 2001, the registrant had 1,043,163,099 shares of Common Stock, $0.0001 par value, outstanding.

                                  AMGEN INC.

                                     INDEX

                                                                        Page No.
PART I   FINANCIAL INFORMATION

         Item 1. Financial Statements................................     3

             Condensed Consolidated Statements of
             Operations - three months
             ended March 31, 2001 and 2000...........................     4

             Condensed Consolidated Balance Sheets -
             March 31, 2001 and December 31, 2000.....................    5

             Condensed Consolidated Statements of
             Cash Flows - three months
             ended March 31, 2001 and 2000............................    6

             Notes to Condensed Consolidated Financial
             Statements...............................................    7

         Item 2. Management's Discussion and Analysis
                 of Financial Condition and Results of
                 Operations..........................................    12


PART II  OTHER INFORMATION

         Item 1. Legal Proceedings...................................    18

         Item 6. Exhibits and Reports on Form 8-K....................    18

         Signatures..................................................    19

         Index to Exhibits...........................................    20

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         The information in this report for the three months ended March 31, 2001 and 2000 is unaudited but includes all adjustments (consisting only of normal recurring accruals, unless otherwise indicated) which Amgen Inc. ("Amgen" or the "Company") considers necessary for a fair presentation of the results of operations for those periods.

         The condensed consolidated financial statements should be read in conjunction with the Company's financial statements and the notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

         Interim results are not necessarily indicative of results for the full fiscal year.

                                  AMGEN INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                     (In millions, except per share data)
                                  (Unaudited)

                                                                                            Three Months Ended
                                                                                                  March 31,
                                                                                         2001                   2000
                                                                                   ----------------       ----------------
Revenues:
           Product sales                                                                    $798.4                 $697.6
           Corporate partner revenues                                                         51.1                   74.2
           Royalty income                                                                     52.1                   42.3
                                                                                   ----------------       ----------------
                    Total revenues                                                           901.6                  814.1
                                                                                   ----------------       ----------------

Operating expenses:
           Cost of sales                                                                      89.4                   85.7
           Research and development                                                          206.7                  189.8
           Selling, general and administrative                                               196.2                  169.7
           (Earnings) loss of affiliates, net                                                 (7.2)                  16.4
                                                                                   ----------------       ----------------
                    Total operating expenses                                                 485.1                  461.6
                                                                                   ----------------       ----------------

Operating income                                                                             416.5                  352.5

Other income (expense):
           Interest and other income                                                          49.1                   36.4
           Interest expense, net                                                              (4.3)                  (4.2)
                                                                                   ----------------       ----------------
                    Total other income                                                        44.8                   32.2
                                                                                   ----------------       ----------------

Income before income taxes                                                                   461.3                  384.7

Provision for income taxes                                                                   156.4                  118.5
                                                                                   ----------------       ----------------
Net income                                                                                  $304.9                 $266.2
                                                                                   ================       ================
Earnings per share:
           Basic                                                                             $0.29                  $0.26
           Diluted                                                                           $0.28                  $0.25

Shares used in calculation of earnings per share:
           Basic                                                                           1,041.1                1,023.1
           Diluted                                                                         1,086.2                1,085.7

                            See accompanying notes.

                                  AMGEN INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                     (In millions, except per share data)
                                  (Unaudited)

                                                                       March 31,                December 31,
                                                                          2001                      2000
                                                                   -------------------       --------------------
                         ASSETS
                         ------
Current assets:
        Cash and cash equivalents                                           $   478.9                  $   226.5
        Marketable securities                                                 1,813.5                    1,801.6
        Trade receivables, net                                                  431.7                      389.2
        Inventories                                                             352.2                      305.2
        Other current assets                                                    187.6                      214.6
                                                                   -------------------       --------------------
              Total current assets                                            3,263.9                    2,937.1

Property, plant and equipment at cost, net                                    1,810.9                    1,781.5
Other assets                                                                    617.3                      681.0
                                                                   -------------------       --------------------
                                                                            $ 5,692.1                  $ 5,399.6
                                                                   ===================       ====================

          LIABILITIES AND STOCKHOLDERS' EQUITY
          ------------------------------------
Current liabilities:
        Accounts payable                                                    $    96.9                  $   143.2
        Commercial paper                                                         99.2                       99.7
        Accrued liabilities                                                     623.0                      619.2
                                                                   -------------------       --------------------
              Total current liabilities                                         819.1                      862.1

Long-term debt                                                                  223.0                      223.0

Stockholders' equity:
        Preferred stock; $0.0001 par value; 5.0 shares
              authorized; none issued or outstanding                                -                          -
        Common stock and additional paid-in capital;
              $0.0001 par value; 2,750.0 shares authorized;
              outstanding - 1,043.2 shares in 2001 and
              1,037.4 shares in 2000                                          3,094.1                    2,947.3
        Retained earnings                                                     1,533.6                    1,304.6
        Accumulated other comprehensive income                                   22.3                       62.6
                                                                   -------------------       --------------------
              Total stockholders' equity                                      4,650.0                    4,314.5
                                                                   -------------------       --------------------
                                                                            $ 5,692.1                  $ 5,399.6
                                                                   ===================       ====================

                            See accompanying notes.

                                  AMGEN INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In millions)
                                  (Unaudited)

                                                                                      Three Months Ended
                                                                                          March 31,
                                                                                 2001                     2000
                                                                          -------------------       -----------------
Cash flows from operating activities:
      Net income                                                                    $  304.9                $  266.2
      Depreciation and amortization                                                     59.9                    50.8
      Tax benefits related to employee stock options                                    72.0                    67.8
      Gain on equity investments                                                       (12.4)                  (12.1)
      (Earnings) loss of affiliates, net                                                (7.2)                   16.4
      Cash provided by (used in):
           Trade receivables, net                                                      (42.5)                  153.1
           Inventories                                                                 (47.0)                  (53.3)
           Other current assets                                                         30.2                   (26.1)
           Accounts payable                                                            (46.3)                   25.3
           Accrued liabilities                                                           3.8                  (126.0)
                                                                          ------------------       -----------------
           Net cash provided by operating activities                                   315.4                   362.1
                                                                          ------------------       -----------------

Cash flows from investing activities:
      Purchases of property, plant and equipment                                       (86.9)                  (92.5)
      Proceeds from sales of marketable securities                                     138.6                   172.8
      Purchases of marketable securities                                              (129.0)                 (326.1)
      Other                                                                             21.7                   (16.3)
                                                                          ------------------       -----------------
           Net cash used in investing activities                                       (55.6)                 (262.1)
                                                                          ------------------       -----------------

Cash flows from financing activities:
      Net proceeds from issuance of common stock upon the
           exercise of employee stock options and in
           connection with an employee stock purchase plan                              74.8                   126.7
      Repurchases of common stock                                                      (75.9)                 (225.1)
      Other                                                                             (6.3)                   (6.7)
                                                                          ------------------       -----------------
           Net cash used in financing activities                                        (7.4)                 (105.1)
                                                                          ------------------       -----------------
Increase (decrease) in cash and cash equivalents                                       252.4                    (5.1)

Cash and cash equivalents at beginning of period                                       226.5                   130.9
                                                                          ------------------       -----------------
Cash and cash equivalents at end of period                                          $  478.9                $  125.8
                                                                          ==================       =================


                            See accompanying notes.

                                  AMGEN INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                March 31, 2001

1.   Summary of significant accounting policies

   Business

     Amgen Inc. ("Amgen" or the "Company") is a global biotechnology company that discovers, develops, manufactures and markets human therapeutics based on advances in cellular and molecular biology.

   Principles of consolidation

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries as well as affiliated companies in which the Company has a controlling financial interest and exercises control over their operations ("majority controlled affiliates"). All material intercompany transactions and balances have been eliminated in consolidation. Investments in affiliated companies which are 50% or less owned and where the Company exercises significant influence over operations are accounted for using the equity method. All other equity investments are accounted for under the cost method. The caption "(Earnings) loss of affiliates, net" includes Amgen's equity in the operating results of affiliated companies and the minority interest others hold in the operating results of Amgen's majority controlled affiliates.

   Inventories

     Inventories are stated at the lower of cost or market. Cost is determined in a manner which approximates the first-in, first-out (FIFO) method. Inventories consist of currently marketed products and product candidates which the Company expects to commercialize. The inventory balance of such product candidates totaled $155.8 million and $112.7 million as of March 31, 2001 and December 31, 2000, respectively. Inventories are shown net of applicable reserves and allowances. Inventories consisted of the following (in millions):

                                   March 31,           December 31,
                                     2001                  2001
                                 ------------          ------------
          Raw materials            $    23.0             $    29.4
          Work in process              267.5                 238.7
          Finished goods                61.7                  37.1
                                 ------------          ------------
                                   $   352.2             $   305.2
                                 ============          ============

   Product sales

     Product sales primarily consist of sales of EPOGEN(R) (Epoetin alfa) and NEUPOGEN(R) (Filgrastim).

     The Company has the exclusive right to sell Epoetin alfa for dialysis, diagnostics and all non-human uses in the United States. The Company sells Epoetin alfa under the brand name EPOGEN(R). Amgen has granted to Ortho Pharmaceutical Corporation (which has assigned its rights under the product license agreement to Ortho Biotech Products, L.P.), a subsidiary of Johnson & Johnson ("Johnson & Johnson"), a license relating to Epoetin alfa for sales in the United States for all human uses except dialysis and diagnostics. Pursuant to this license, the Company and Johnson & Johnson are required to compensate each other for Epoetin alfa sales that either party makes into the other party's exclusive market, sometimes referred to as "spillover" sales. Accordingly, Amgen does not recognize product sales it makes into the exclusive market of Johnson & Johnson and does recognize the product sales made by Johnson & Johnson into Amgen's exclusive market. Sales in Amgen's exclusive market are derived from the Company's sales to its customers, as adjusted for any spillover sales. The Company is employing an audit methodology to measure each party's spillover sales based in part on estimates of and subsequent adjustments thereto of third-party data on shipments to end users and their usage. Sales of the Company's other products are recognized when shipped and title has passed.

   Derivative instruments

     The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, on January 1, 2001 and its adoption has not had a material effect on the Company's financial statements. SFAS No. 133 requires companies to recognize all of its derivative instruments as either assets or liabilities in the balance sheet at fair value. The accounting for changes in the fair value (i.e., unrealized gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. Derivatives that are not hedges must be adjusted to fair value through current earnings.

     To protect against possible changes in values of certain anticipated foreign currency cash flows, primarily resulting from sales outside the U.S., the Company enters into foreign currency forward contracts which qualify and are designated as cash flow hedges. No portions of these foreign currency forward contracts are excluded from the assessment of hedge effectiveness, and there are no ineffective portions of these hedging instruments. The gains and losses on these forward contracts are reported as a component of other comprehensive income and reclassified into earnings in the same periods during which the hedged transactions affect earnings. At March 31, 2001, amounts in accumulated other comprehensive income related to cash flow hedges were not material.

     To protect against possible reductions in value of certain of its available-for-sale marketable equity securities, the Company has entered into equity forward contracts which qualify and are designated as fair value hedges. The gains and losses on these forward contracts as well as the offsetting losses and gains on the hedged equity securities are recognized in current earnings. During the three months ended March 31, 2001, gains and losses on the portions of these forwards excluded from the assessment of hedge effectiveness and the ineffective portions of these hedging instruments were not material.

     The Company has additional foreign currency forward contracts to reduce exposures to foreign currency fluctuations of certain assets and liabilities denominated in foreign currencies. However, these contracts have not been designated as hedges under SFAS No. 133.

     Prior to the adoption of SFAS No. 133, all of the Company's foreign exchange forward contracts were adjusted to fair value through current earnings. Foreign exchange option contracts that hedged anticipated foreign currency transactions were deferred and recognized in the same period as the hedged transaction. In addition, derivatives that hedged against possible reductions in the fair values of available-for-sale equity securities were included in the basis of the hedged securities and adjusted to fair value through other comprehensive income.

   Employee stock option and stock purchase plans

     The Company's employee stock option and stock purchase plans are accounted for under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees".

   Earnings per share

     Basic earnings per share is based upon the weighted-average number of common shares outstanding. Diluted earnings per share is based upon the weighted-average number of common shares and dilutive potential common shares outstanding. Potential common shares are outstanding options under the Company's employee stock option plans, restricted stock and potential issuances of stock under the employee stock purchase plan (collectively "dilutive securities") which are included under the treasury stock method.

     The following table sets forth the computation for basic and diluted earnings per share (in millions, except per share information):

                                                                    Three Months Ended
                                                                         March 31,
                                                                2001                   2000
                                                          ------------------      ----------------
Numerator for basic and diluted
        earnings per share - net income                              $304.9                $266.2
                                                          ==================      ================

Denominator:
  Denominator for basic earnings
        per share - weighted-average shares                         1,041.1               1,023.1
  Effect of dilutive securities                                        45.1                  62.6
                                                          ------------------      ----------------
  Denominator for diluted earnings
        per share - adjusted weighted-
        average shares                                              1,086.2               1,085.7
                                                          ==================      ================

Basic earnings per share                                              $0.29                 $0.26

Diluted earnings per share                                            $0.28                 $0.25

   Use of estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates.

   Basis of presentation

     The financial information for the three months ended March 31, 2001 and 2000 is unaudited but includes all adjustments (consisting only of normal recurring accruals, unless otherwise indicated) which the Company considers necessary for a fair presentation of the results of operations for these periods. Interim results are not necessarily indicative of results for the full fiscal year.

   Reclassification

     Certain prior year amounts have been reclassified to conform to the current year presentation.

2.   Stockholders' equity

     The Company has a stock repurchase program primarily to reduce the dilutive effect of its employee stock option and stock purchase plans. Stock repurchased under the program is intended to be retired. During the three months ended March 31, 2001, the Company repurchased
1.5 million shares of its common stock at a total cost of $75.9 million under its common stock repurchase program. In December 2000, the Board of Directors authorized the Company to repurchase up to $2.0 billion of common stock between January 1, 2001 and December 31, 2002. The amount the Company spends on and the number of shares repurchased each quarter varies based on a variety of factors, including the stock price and blackout periods in which the Company is restricted from repurchasing shares. As of March 31, 2001, $1,924.1 million was available for stock repurchases through December 31, 2002.

3.   Other comprehensive income/(loss)

     SFAS No. 130, "Reporting Comprehensive Income", requires unrealized gains and losses on the Company's available-for-sale securities, foreign currency translation adjustments, and unrealized gains and losses on cash flow hedge instruments to be included in other comprehensive income/(loss). During the three months ended March 31, 2001 and 2000, total comprehensive income was $264.6 million and $318.1 million, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

     The Company had cash, cash equivalents and marketable securities of $2,292.4 million at March 31, 2001, compared with $2,028.1 million at December 31, 2000. Cash provided by operating activities has been and is expected to continue to be the Company's primary source of funds. During the three months ended March 31, 2001, operations provided $315.4 million of cash compared with $362.1 million during the same period last year.

     Capital expenditures totaled $86.9 million for the three months ended March 31, 2001, compared with $92.5 million for the same period a year ago. The Company anticipates spending approximately $450 million to $550 million in 2001 on capital projects and equipment to expand the Company's global operations.

     The Company receives cash from the exercise of employee stock options and proceeds from the sale of stock by Amgen pursuant to the employee stock purchase plan. During the three months ended March 31, 2001, employee stock option exercises and proceeds from the sale of stock by Amgen pursuant to the employee stock purchase plan provided $74.8 million of cash compared with $126.7 million for the same period last year. Proceeds from the exercise of employee stock options will vary from period to period based upon, among other factors, fluctuations in the market value of the Company's stock relative to the exercise price of such options.

     The Company has a stock repurchase program primarily to reduce the dilutive effect of its employee stock option and stock purchase plans. During the three months ended March 31, 2001, the Company purchased 1.5 million shares of its common stock at a total cost of $75.9 million compared with 3.5 million shares purchased at a cost of $225.1 million during the same period last year. In December 2000, the Board of Directors authorized the Company to repurchase up to $2.0 billion of common stock between January 1, 2001 and December 31, 2002. The amount the Company spends on and the number of shares repurchased each quarter varies based on a variety of factors, including the stock price and blackout periods in which the Company is restricted from repurchasing shares. As of March 31, 2001, $1,924.1 million was available for stock repurchases through December 31, 2002.

     To provide for financial flexibility and increased liquidity, the Company has established several sources of debt financing. As of March 31, 2001, the Company had $223.0 million of unsecured long-term debt securities outstanding. These unsecured long-term debt securities consisted of: 1) $100 million of debt securities that bear interest at a fixed rate of 6.5% and mature in 2007 under a $500 million debt shelf registration (the "Shelf"), 2) $100 million of debt securities that bear interest at a fixed rate of 8.1% and mature in 2097 and 3) $23 million of debt securities that bear interest at a fixed rate of 6.2% and mature in 2003. Under the Shelf, all of the remaining $400 million of debt securities available for issuance may be offered under the Company's medium-term note program with terms to be determined by market conditions.

     The Company's sources of debt financing also include a commercial paper program which provides for unsecured short-term borrowings up to an aggregate face amount of $200 million. As of March 31, 2001, commercial paper with a face amount of $100.0 million was outstanding. These borrowings had maturities of less than four months and had effective interest rates averaging 5.0%. In addition, the Company has an unsecured $150 million credit facility that expires on May 28, 2003. This credit facility supports the Company's commercial paper program. As of March 31, 2001, no amounts were outstanding under this line of credit.

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

Results of Operations

   Product sales

     Product sales were $798.4 million during the three months ended March 31, 2001, an increase of $100.8 million or 14% over the same period last year. Quarterly product sales are influenced by a number of factors, including demand, wholesaler inventory management practices and foreign exchange effects.

     EPOGEN(R) (Epoetin alfa)

     EPOGEN(R) sales were $503.1 million for the three months ended March 31, 2001, an increase of $62.7 million or 14% over the same period last year. This increase was primarily due to demand, which was principally driven by growth in the U.S. dialysis patient population and the effect of higher prices. The Company believes that demand growth has slowed somewhat to a high-single to low-double digit rate. In addition, sales growth over the prior year was, to a lesser extent, favorably impacted by a reduction in sales in the first quarter of 2000 due to Year 2000-related sales to wholesalers in the fourth quarter of 1999 for which the Company provided extended payment terms and, the Company believes, by dialysis provider inventory drawdowns in 2000 of additional 1999 year-end stockpiling.

The Company believes that some of this dialysis provider stockpiling may have been due to Year 2000 concerns and year-end contract expirations.

     NEUPOGEN(R) (Filgrastim)

     Worldwide NEUPOGEN(R) sales were $294.0 million for the three months ended March 31, 2001, an increase of $44.0 million or 18% from the same period last year. This increase was primarily due to reduced sales in the first quarter of 2000 resulting from the adverse impact of Year 2000-related sales to wholesalers in the fourth quarter of 1999 for which the Company provided extended payment terms, additional wholesaler inventory drawdowns in 2000, and, to a lesser extent, higher demand in the current year period. These factors were slightly offset by the negative impact of a stronger U.S. dollar on international sales. The Company believes that demand, which includes the effect of higher prices in the U.S., continued to grow at a mid-single digit rate.

   Corporate partner revenues

     During the three months ended March 31, 2001, corporate partner revenues decreased $23.1 million or 31% from the same period last year. This decrease was primarily due to higher revenues in the first quarter of 2000 from Kirin-Amgen, Inc. related to the successful completion of the ARANESP(TM) (darbepoetin alfa) renal development program, the Company's novel erythropoiesis stimulating protein.

   Cost of sales

     Cost of sales as a percentage of product sales was 11.2% and 12.3% for the three months ended March 31, 2001 and 2000, respectively. The decrease in this percentage was primarily due to reduced costs and increased manufacturing efficiencies.

   Research and development

     During the three months ended March 31, 2001, research and development expenses increased $16.9 million or 9% over the same period last year. This increase was primarily due to higher staff-related costs necessary to support ongoing product development activities. This increase was partially offset by lower product licensing costs.

   Selling, general and administrative

     Selling, general and administrative ("SG&A") expenses increased $26.5 million or 16% during the three months ended March 31, 2001 over the same period last year. This increase was primarily due to higher staff-related costs and outside marketing expenses as the Company continues to support its existing products and prepares for anticipated new product launches.

   (Earnings) loss of affiliates, net

     During the three months ended March 31, 2001, (earnings) loss of affiliates, net decreased $23.6 million or 144% compared with the same period last year. This decrease was primarily due to higher expenses incurred by Kirin-Amgen, Inc. in the first quarter of 2000 (see "- Corporate partner revenues").

   Interest and other income

     During the three months ended March 31, 2001, interest and other income increased $12.7 million or 35% over the same period last year. This increase was primarily due to higher interest income generated from the Company's investment portfolio as a result of higher average cash balances.

   Income taxes

     The Company's effective tax rate for the three months ended March 31, 2001 was 33.9% compared with 30.8% for the same period last year. The Company's tax rate has increased primarily as a result of increased taxable income combined with a provision in the federal tax law that caps tax benefits associated with the Company's Puerto Rico operations at the 1995 income level.

Financial Outlook

     In December 1999 and early 2000, the Company filed regulatory submissions for the use of ARANESP(TM) in patients with chronic renal insufficiency and chronic renal failure in the U.S., the European Union, Canada, Australia and New Zealand. The Company anticipates selling ARANESP(TM), if approved, in most of these markets beginning in 2001. Because the Company is unable to predict the timing and the extent to which health care providers in the U.S. may transition from administering EPOGEN(R) to ARANESP(TM), sales guidance for EPOGEN(R) and ARANESP(TM) will be provided on a combined basis. The Company expects the percentage increase of 2001 sales of EPOGEN(R) and ARANESP(TM) combined over 2000 EPOGEN(R) sales to be in the low-teens. This growth rate is lower than previous guidance of growth in a range of high-teens to low-twenties principally due to a reduced forecast for U.S. dialysis and non-dialysis sales of ARANESP(TM) due to the longer than planned FDA approval timeline for ARANESP(TM), and lower than expected U.S. dialysis patient population growth. The Company now expects its U.S. dialysis business to grow at a mid to high-single digit rate, reduced from a previously expected low-double digit rate. Patients receiving treatment for end stage renal disease are covered primarily under medical programs provided by the federal government. Therefore, EPOGEN(R) sales may also be affected by future changes in reimbursement rates or a change in the basis for reimbursement by the federal government. In addition, ARANESP(TM) sales will be affected by government and private payor reimbursement policies.

     In 2001, the Company expects the NEUPOGEN(R) sales growth rate to be in the high-single digits. The Company believes that there has been and may continue to be a trend in some cancer settings towards the use of chemotherapy treatments that are less myelosuppressive. Chemotherapy treatments that are less myelosuppressive may require less NEUPOGEN(R). Future NEUPOGEN(R) demand is dependent primarily upon penetration of existing markets and the effects of competitive products. NEUPOGEN(R) usage is expected to continue to be affected by cost containment pressures from governments and private insurers on health care providers worldwide. In addition, reported NEUPOGEN(R) sales will continue to be affected by changes in foreign currency exchange rates. In both domestic and foreign markets, sales of NEUPOGEN(R) are dependent, in part, on the availability of reimbursement from third party payors such as governments (for example, Medicare and Medicaid programs in the U.S.) and private insurance plans. Therefore, NEUPOGEN(R) sales may also be affected by future changes in reimbursement rates or changes in the bases for reimbursement.

     The Company has revised its guidance for 2001 total product sales growth from a mid to high-teens rate to a low-double digit rate. For 2001, cost of sales is expected to be in the range of 11.5% to 12.5% of total product sales, corporate partner revenues are expected to be approximately the same as in 2000, research and development expenses and SG&A expenses are each estimated to be in the range of 25% to 27% of total product sales, and the effective tax rate is expected to be approximately 34%. Reflecting the expected slower sales growth, the Company has revised its guidance for earnings per share growth from a mid-teens rate to a low-double digit rate.

     Estimates of future product sales, operating expenses and earnings per share are necessarily speculative in nature and are difficult to predict with accuracy. The Company is providing this information as of the filing date of this Form 10-Q, and does not plan to update this information until its next Form 10-Q filing with the Securities and Exchange Commission and expressly disclaims any duty to update the information contained in this filing.

     Except for the historical information contained herein, the matters discussed herein are by their nature forward-looking. Investors are cautioned that forward-looking statements or projections made by the Company, including those made in this document, are subject to risks and uncertainties that may cause actual results to differ materially from those projected. Reference is made in particular to forward-looking statements regarding product sales, earnings per share and expenses. Amgen operates in a rapidly changing environment that involves a number of risks, some of which are beyond the Company's control. Future operating results and the Company's stock price may be affected by a number of factors, including, without limitation: (i) the results of preclinical and clinical trials; (ii) regulatory approvals of product candidates, new indications and manufacturing facilities; (iii) health care guidelines and policies relating to Amgen's products; (iv) reimbursement for Amgen's products by governments and private payors; (v) intellectual property matters (patents) and the results of litigation; (vi) competition; (vii) fluctuations in operating results and (viii) rapid growth of the Company. These factors and others are discussed herein and in Exhibit 99 filed with this report titled "Factors That May Affect Amgen" and incorporated herein by reference.

                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

     Certain of the Company's legal proceedings are reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, with material developments since that report described below. While it is not possible to predict accurately or to determine the eventual outcome of these matters, the Company believes that the outcome of these proceedings will not have a material adverse effect on the annual financial statements of the Company.

Biogen litigation

     On April 4, 2001, the United States District Court for the District of Massachusetts (the "Massachusetts District Court") entered an order denying Biogen Inc.'s motion for reconsideration of the Massachusetts District Court's March 1, 2001 Order granting the Company's motion to amend the Massachusetts District Court's September 25, 2000 Memorandum and Order.

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




Date:    5/14/01                      By: /s/ Kathryn E. Falberg
------------------                    -------------------------------
                                      Kathryn E. Falberg
                                      Senior Vice President, Finance
                                      and Chief Financial Officer

Date:    5/14/01                      By: /s/ Barry D. Schehr
------------------                    -------------------------------
                                      Barry D. Schehr
                                      Vice President, Financial
                                      Operations, and
                                      Chief Accounting Officer

                                   AMGEN INC.

                                INDEX TO EXHIBITS

Exhibit No.                              Description

   3.1        Restated Certificate of Incorporation as amended. (10)
   3.2        Amended and Restated Bylaws of Amgen Inc. (as amended October 24,
              2000). (20)
   3.3        Certificate of Amendment of Restated Certificate of Incorporation.
              (19)
   3.4 Certificate of Designations of Series A Junior Participating Preferred Stock. (22)
   4.1 Indenture dated January 1, 1992 between the Company and Citibank N.A., as trustee. (4)
   4.2 First Supplement to Indenture, dated February 26, 1997 between the Company and Citibank N.A., as trustee. (7)
   4.3 Officer's Certificate pursuant to Sections 2.1 and 2.3 of the Indenture, as supplemented, establishing a series of securities "8-1/8% Debentures due April 1, 2097." (9)
   4.4        8-1/8% Debentures due April 1, 2097. (9)
   4.5 Form of stock certificate for the common stock, par value $.0001 of the Company. (10)
   4.6 Officer's Certificate pursuant to Sections 2.1 and 2.3 of the Indenture, dated as of January 1, 1992, as supplemented by the First supplemental Indenture, dated as of February 26, 1997, each between the Company and Citibank, N.A., as Trustee, establishing a series of securities entitled "6.50% Notes Due December 1, 2007".
              (12)
   4.7        6.50% Notes Due December 1, 2007 described in Exhibit 4.6. (12)
   4.8 Corporate Commercial Paper - Master Note between and among Amgen Inc., as Issuer, Cede & Co., as nominee of The Depository Trust Company and Citibank, N.A. as Paying Agent. (14)
  10.1        Company's Amended and Restated 1991 Equity Incentive Plan. (22)
  10.2 Company's Amended and Restated 1997 Special Non-Officer Equity Incentive Plan. (22)
  10.3 Shareholder's Agreement of Kirin-Amgen, Inc., dated May 11, 1984, between the Company and Kirin Brewery Company, Limited. (22)
  10.4 Amendment Nos. 1, 2, and 3, dated March 19, 1985, July 29, 1985 and December 19, 1985, respectively, to the Shareholder's Agreement of Kirin-Amgen, Inc., dated May 11, 1984. (19)
  10.5 Product License Agreement, dated September 30, 1985, and Technology License Agreement, dated, September 30, 1985 between the Company and Ortho Pharmaceutical Corporation. (19)
  10.6 Product License Agreement, dated September 30, 1985, and Technology License Agreement, dated September 30, 1985 between Kirin-Amgen, Inc. and Ortho Pharmaceutical Corporation.
              (19)
  10.7        Company's Amended and Restated Employee Stock Purchase Plan. (19)
  10.8 Research, Development Technology Disclosure and License Agreement PPO, dated January 20, 1986, by and between the Company and Kirin Brewery Co., Ltd. (1)
  10.9        Amendment Nos. 4 and 5, dated October 16, 1986 (effective July 1,
              1986) and December 6, 1986 (effective July 1, 1986), respectively, to the Shareholders Agreement of Kirin-Amgen, Inc. dated May 11, 1984. (22)
  10.10 Assignment and License Agreement, dated October 16, 1986, between the Company and Kirin-Amgen, Inc. (22)
  10.11 G-CSF European License Agreement, dated December 30, 1986, between Kirin-Amgen, Inc. and the Company. (22)
  10.12 Company's Retirement and Savings Plan (as amended and restated effective October 23, 2000). (22)
  10.13       Company's Amended and Restated 1988 Stock Option Plan. (6)
  10.14 First Amendment to the Company's Retirement and Savings Plan (as amended and restated effective October 23, 2000). (22)
  10.15 Amendment, dated June 30, 1988, to Research, Development, Technology Disclosure and License Agreement: GM-CSF dated March 31, 1987, between Kirin Brewery Company, Limited and the Company.
              (2)
  10.16 Agreement on G-CSF in Certain European Countries, dated January 1, 1989, between Amgen Inc. and F. Hoffmann-La Roche & Co. Limited Company (with certain confidential information deleted therefrom).
              (3)
  10.17 Partnership Purchase Agreement, dated March 12, 1993, between the Company, Amgen Clinical Partners, L.P., Amgen Development Corporation, the Class A limited partners and the Class B limited partner. (5)
  10.18 Amgen Inc. Supplemental Retirement Plan (As Amended and Restated Effective November 1, 1999). (18)
  10.19       First Amendment to Amgen Inc. Change of Control Severance Plan.
              (19)
  10.20 Amended and Restated Amgen Performance Based Management Incentive Plan. (17)
  10.21 Credit Agreement, dated as of May 28, 1998, among Amgen Inc., the Borrowing Subsidiaries named therein, the Banks named therein, Citibank, N.A., as Issuing Bank, and Citicorp USA, Inc., as Administrative Agent. (15)
  10.22 G-CSF United States License Agreement dated June 1, 1987 (effective July 1, 1986) between Kirin-Amgen, Inc. and the Company. (22)
  10.23 Amendment No. 1 dated October 20, 1988 to Kirin-Amgen, Inc./Amgen G-CSF United States License Agreement dated June 1, 1987 (effective July 1, 1986). (22)
  10.24       Amendment  No. 2 dated  October 17, 1991 (effective November 13,
              1990) to Kirin-Amgen, Inc./Amgen G-CSF United States License Agreement dated June 1, 1987 (effective July 1, 1986). (22)
  10.25 Amendment No. 10 dated March 1, 1996 to the Shareholders' Agreement of Kirin-Amgen, Inc. dated May 11, 1984. (22)

  10.26 Amgen Inc. Change of Control Severance Plan effective as of October 20, 1998. (16)
  10.27 Preferred Share Rights Agreement, dated as of December 12, 2000, between Amgen Inc. and American Stock Transfer and Trust Company, as Rights Agent. (21)
  10.28 First Amendment, effective January 1, 1998, to the Company's Amended and Restated Employee Stock Purchase Plan. (11)
  10.29 Amendment No. 11 dated March 20, 2000 to the Shareholders' Agreement of Kirin-Amgen, Inc. dated May 11, 1984. (22)
  10.30 Agreement between Amgen Inc. and Dr. Fabrizio Bonanni, dated March 3, 1999. (18)
  10.31 Amendment No. 1 dated June 1, 1987 to Kirin-Amgen, Inc./Amgen G-CSF European License Agreement dated December 30, 1986. (22)
  10.32 Amendment No. 2 dated March 15, 1988 to Kirin-Amgen, Inc./Amgen G-CSF European License Agreement dated December 30, 1986. (22)
  10.33 Amendment No. 3 dated October 20, 1988 to Kirin-Amgen, Inc./Amgen G-CSF European License Agreement dated December 30, 1986. (22)
  10.34 Amendment No. 4 dated December 29, 1989 to Kirin-Amgen, Inc./Amgen G-CSF European License Agreement dated December 30, 1986. (22)
  10.35       Company's Amended and Restated 1987 Directors' Stock Option Plan.
              (8)
  10.36 Amended and Restated Agreement on G-CSF in the EU between Amgen Inc. and F. Hoffmann-La Roche Ltd (with certain confidential information deleted therefrom). (14)
  10.37 Collaboration and License Agreement, dated December 15, 1997, between the Company, GPI NIL Holdings, Inc. and Guilford Pharmaceuticals Inc. (with certain confidential information deleted therefrom). (13)
  10.38       Promissory Note of Dr. Fabrizio Bonanni, dated August 7, 1999.
              (18)
  10.39       Promissory Note of Dr. Fabrizio Bonanni, dated October 29, 1999.
              (18)
  10.40       Company's Amended and Restated 1997 Equity Incentive Plan. (22)
  10.41 Agreement between Amgen Inc. and Mr. Gordon M. Binder, dated May 10, 2000. (19)
  10.42 Amendment No. 6 dated May 11, 1984 to the Shareholders' Agreement of Kirin-Amgen, Inc. dated May 11, 1984. (22)
  10.43 Amendment No. 7 dated July 17, 1987 (effective April 1, 1987) to the Shareholders' Agreement of Kirin-Amgen, Inc. dated May 11, 1984. (22)
  10.44 Amendment No. 8 dated May 28, 1993 (effective November 13, 1990) to the Shareholders' Agreement of Kirin-Amgen, Inc. dated May 11, 1984. (22)
  10.45 Amendment No. 9 dated December 9, 1994 (effective June 14, 1994) to the Shareholders' Agreement of Kirin-Amgen, Inc. dated May 11, 1984. (22)
  10.46* Agreement between Amgen Inc. and Mr. George J. Morrow, dated March 3, 2001.

  10.47*      Promissory Note of Mr. George J. Morrow, dated March 11, 2001.
  10.48*      Agreement between Amgen Inc. and Dr. Roger M. Perlmutter, M.D.,
              Ph.D., dated March 5, 2001.
  99*         "Factors That May Affect Amgen"
----------------
*        Filed herewith.

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

(20) Filed as an exhibit to the Form 10-Q for the quarter ended September 30, 2000 on November 14, 2000 and incorporated herein by reference.
(21) Filed as an exhibit to the Form 8-K Current Report dated December 13, 2000 on December 18, 2000 and incorporated herein by reference.
(22) Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2000 on March 7, 2001 and incorporated herein by reference.