Form 10-Q
period 2001-06-30
AMGEN INC
filed 2001-07-27
CIK 318154

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON D.C. 20549

                                   FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2001

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934


Commission file number 000-12477

                                   AMGEN INC.
             (Exact name of registrant as specified in its charter)

               Delaware                                 95-3540776
--------------------------------------    --------------------------------------
    (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                Identification No.)

One Amgen Center Drive, Thousand Oaks, California              91320-1799
--------------------------------------------------------------------------------
  (Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code:          (805) 447-1000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes  X    No

As of June 30, 2001, the registrant had 1,047,140,536 shares of Common Stock, $0.0001 par value, outstanding.

                                   AMGEN INC.

                                     INDEX



PART I    FINANCIAL INFORMATION

          Item 1.  Financial Statements...............................         3

            Condensed Consolidated Statements of
            Operations - three and six months
            ended June 30, 2001 and 2000..............................         4

            Condensed Consolidated Balance Sheets -
            June 30, 2001 and December 31, 2000.......................         5

            Condensed Consolidated Statements of
            Cash Flows - six months
            ended June 30, 2001 and 2000..............................         6

            Notes to Condensed Consolidated Financial
            Statements................................................         7

          Item 2.  Management's Discussion and Analysis
                   of Financial Condition and Results of
                   Operations.........................................        12


PART II   OTHER INFORMATION

          Item 1.  Legal Proceedings..................................        18

          Item 4.  Submission of Matters to a Vote of Security Holders        18

          Item 5.  Other Information..................................        19

          Item 6.  Exhibits and Reports on Form 8-K...................        19

          Signatures..................................................        20

          Index to Exhibits...........................................        21


                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

     The information in this report for the three and six months ended June 30, 2001 and 2000 is unaudited but includes all adjustments (consisting only of normal recurring accruals, unless otherwise indicated) which Amgen Inc. ("Amgen" or the "Company") considers necessary for a fair presentation of the results of operations for those periods.

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

                                  AMGEN INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                     (In millions, except per share data)
                                  (Unaudited)

                                                                Three Months Ended                    Six Months Ended
                                                                      June 30,                             June 30,
                                                                2001          2000                   2001          2000
                                                              --------      --------               --------     ---------
Revenues:
     Product sales                                            $  858.9      $  806.8               $1,657.3      $1,504.4
     Corporate partner revenues                                   70.3          61.1                  121.4         135.3
     Royalty income                                               57.5          46.5                  109.6          88.8
                                                              --------      --------               --------     ---------
         Total revenues                                          986.7         914.4                1,888.3       1,728.5
                                                              --------      --------               --------     ---------
Operating expenses:
     Cost of sales                                                98.4         101.7                  187.8         187.4
     Research and development                                    208.8         202.8                  415.5         392.6
     Selling, general and administrative                         226.5         205.1                  422.7         374.8
     Loss (earnings) of affiliates, net                            3.6           4.9                   (3.6)         21.3
                                                              --------      --------               --------     ---------
         Total operating expenses                                537.3         514.5                1,022.4         976.1
                                                              --------      --------               --------     ---------

Operating income                                                 449.4         399.9                  865.9         752.4

Other income (expense):
     Interest and other income                                    39.7          43.2                   88.8          79.6
     Interest expense, net                                        (3.6)         (3.4)                  (7.9)         (7.6)
                                                              --------      --------               --------     ---------
         Total other income                                       36.1          39.8                   80.9          72.0
                                                              --------      --------               --------     ---------

Income before income taxes                                       485.5         439.7                  946.8         824.4

Provision for income taxes                                       163.6         137.1                  320.0         255.6
                                                              --------      --------               --------     ---------

Net income                                                    $  321.9      $  302.6               $  626.8      $  568.8
                                                              ========      ========               ========      ========

Earnings per share:
     Basic                                                    $   0.31      $   0.29               $   0.60      $   0.55
     Diluted                                                  $   0.30      $   0.28               $   0.58      $   0.52

Shares used in calculation of earnings per share:
     Basic                                                     1,044.8       1,027.5                1,043.0       1,025.4
     Diluted                                                   1,085.1       1,083.3                1,085.7       1,084.6

                            See accompanying notes.

                                  AMGEN INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                     (In millions, except per share data)
                                  (Unaudited)

                                                                            June 30,             December 31,
                                                                              2001                  2000
                                                                            --------             ------------
                               ASSETS
                               ------
Current assets:
     Cash and cash equivalents                                               $  282.5              $  226.5
     Marketable securities                                                    2,187.3               1,801.6
     Trade receivables, net                                                     377.5                 389.2
     Inventories                                                                390.1                 305.2
     Other current assets                                                       194.5                 214.6
                                                                             --------              --------
          Total current assets                                                3,431.9               2,937.1

Property, plant and equipment at cost, net                                    1,861.9               1,781.5
Other assets                                                                    682.7                 681.0
                                                                             --------              --------
                                                                             $5,976.5              $5,399.6
                                                                             ========              ========

                 LIABILITIES AND STOCKHOLDERS' EQUITY
                 ------------------------------------
Current liabilities:
     Accounts payable                                                        $   97.5              $  143.2
     Commercial paper                                                            99.9                  99.7
     Accrued liabilities                                                        538.5                 619.2
                                                                             --------              --------
          Total current liabilities                                             735.9                 862.1

Long-term debt                                                                  223.0                 223.0

Stockholders' equity:
     Preferred stock; $0.0001 par value; 5.0 shares
       authorized; none issued or outstanding                                       -                     -
     Common stock and additional paid-in capital;
       $0.0001 par value; 2,750.0 shares authorized;
       outstanding - 1,047.1 shares in 2001 and
       1,037.4 shares in 2000                                                 3,195.4               2,947.3
     Retained earnings                                                        1,763.5               1,304.6
     Accumulated other comprehensive income                                      58.7                  62.6
                                                                             --------              --------
          Total stockholders' equity                                          5,017.6               4,314.5
                                                                             --------              --------

                                                                             $5,976.5              $5,399.6
                                                                             ========              ========

                            See accompanying notes.

                                  AMGEN INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In millions)
                                  (Unaudited)

                                                                             Six Months Ended
                                                                                 June 30,
                                                                            2001          2000
                                                                          -------       -------
Cash flows from operating activities:
     Net income                                                           $ 626.8       $ 568.8
     Depreciation and amortization                                          128.2         103.8
     Tax benefits related to employee stock options                         120.7         161.2
     Gain on equity investments                                             (12.4)        (30.2)
     Loss (earnings) of affiliates, net                                      (3.6)         21.3
     Cash provided by (used in):
       Trade receivables, net                                                11.7          99.9
       Inventories                                                          (84.9)        (88.3)
       Other current assets                                                   7.6         (23.6)
       Accounts payable                                                     (45.7)         36.7
       Accrued liabilities                                                  (80.7)        (32.1)
                                                                          -------       -------

           Net cash provided by operating activities                        667.7         817.5
                                                                          -------       -------

Cash flows from investing activities:
     Purchases of property, plant and equipment                            (201.2)       (188.7)
     Proceeds from sales of marketable securities                           208.6         337.7
     Purchases of marketable securities                                    (576.9)       (619.4)
     Other                                                                    6.9         (11.6)
                                                                          -------       -------

           Net cash used in investing activities                           (562.6)       (482.0)
                                                                          -------       -------

Cash flows from financing activities:
     Net proceeds from issuance of common stock upon the
       exercise of employee stock options and in
       connection with an employee stock purchase plan                      125.4         175.5
     Repurchases of common stock                                           (167.9)       (485.1)
     Other                                                                   (6.6)        (20.6)
                                                                          -------       -------

           Net cash used in financing activities                            (49.1)       (330.2)
                                                                          -------       -------

Increase in cash and cash equivalents                                        56.0           5.3

Cash and cash equivalents at beginning of period                            226.5         130.9
                                                                          -------       -------

Cash and cash equivalents at end of period                                $ 282.5       $ 136.2
                                                                          =======       =======

                            See accompanying notes.

                                  AMGEN INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 June 30, 2001


1.   Summary of significant accounting policies

  Business

     Amgen Inc. ("Amgen" or the "Company") is a global biotechnology company that discovers, develops, manufactures and markets human therapeutics based on advances in cellular and molecular biology.

  Principles of consolidation

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries as well as affiliated companies in which the Company has a controlling financial interest and exercises control over their operations ("majority controlled affiliates"). All material intercompany transactions and balances have been eliminated in consolidation. Investments in affiliated companies which are 50% or less owned and where the Company exercises significant influence over operations are accounted for using the equity method. All other equity investments are accounted for under the cost method. The caption "Loss (earnings) of affiliates, net" includes Amgen's equity in the operating results of affiliated companies and the minority interest others hold in the operating results of Amgen's majority controlled affiliates.

  Inventories

     Inventories are stated at the lower of cost or market. Cost is determined in a manner which approximates the first-in, first-out (FIFO) method. Inventories consist of currently marketed products and product candidates which the Company expects to commercialize. The inventory balance of such product candidates totaled $164.9 million and $112.7 million as of June 30, 2001 and December 31, 2000, respectively. Inventories are shown net of applicable reserves and allowances. Inventories consisted of the following (in millions):

                                     June 30,      December 31,
                                       2001            2000
                                     --------      -----------

           Raw materials             $   32.6       $   29.4
           Work in process              296.4          238.7
           Finished goods                61.1           37.1
                                     --------       --------
                                     $  390.1       $  305.2
                                     ========       ========

     The Company has entered into a collaboration agreement with PRAECIS PHARMACEUTICALS INCORPORATED ("Praecis") relating to the commercialization of abarelix depot (now referred to as "Plenaxis(TM)"). In June 2001, Praecis received a letter from the U.S. Food and Drug Administration ("FDA") with respect to Praecis' new drug application ("NDA") for Plenaxis(TM) for the treatment of hormonally responsive prostate cancer. The FDA's letter indicated that the information presented in the NDA is inadequate for approval. Amgen and Praecis expect to meet with the FDA in an effort to clarify the various deficiencies cited in the FDA's letter, and discuss what further steps need to
be taken before the NDA may be approved.   At June 30, 2001, the Company had
approximately $56 million of capitalized costs, principally inventories, associated with the commercialization of this product candidate. In addition, the Company is engaged in various ongoing activities, including clinical trials, with respect to this product candidate. While the Company cannot accurately predict the results of the efforts to commercialize Plenaxis(TM), the Company believes that the ultimate resolution of this matter will not have a material adverse effect on its annual financial statements.

  Product sales

     Product sales primarily consist of sales of EPOGEN(R) (Epoetin alfa) and NEUPOGEN(R) (Filgrastim).

     The Company has the exclusive right to sell Epoetin alfa for dialysis, certain diagnostics and all non-human, non-research uses in the United States. The Company sells Epoetin alfa under the brand name EPOGEN(R). Amgen has granted to Ortho Pharmaceutical Corporation (which has assigned its rights under the product license agreement to Ortho Biotech Products, L.P.), a subsidiary of Johnson & Johnson ("Johnson & Johnson"), a license relating to Epoetin alfa for sales in the United States for all human uses except dialysis and diagnostics. Pursuant to this license, the Company and Johnson & Johnson are required to compensate each other for Epoetin alfa sales that either party makes into the other party's exclusive market, sometimes referred to as "spillover" sales. Accordingly, Amgen does not recognize product sales it makes into the exclusive market of Johnson & Johnson and does recognize the product sales made by Johnson & Johnson into Amgen's exclusive market. Sales in Amgen's exclusive market are derived from the Company's sales to its customers, as adjusted for any spillover sales. The Company is employing an audit methodology to measure each party's spillover sales based in part on estimates of and subsequent adjustments thereto of third-party data on shipments to end users and their usage. Sales of the Company's other products are recognized when shipped and title has passed.

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

     To protect against possible changes in values of certain anticipated foreign currency cash flows, primarily resulting from sales outside the U.S., the Company enters into foreign currency forward contracts which qualify and are designated as cash flow hedges. No portions of these foreign currency forward contracts are excluded from the assessment of hedge effectiveness, and there are no ineffective portions of these hedging instruments. The gains and losses on these forward contracts are reported as a component of other comprehensive income and reclassified into earnings in the same periods during which the hedged transactions affect earnings. At June 30, 2001, amounts in accumulated other comprehensive income related to cash flow hedges were not material.

     To protect against possible reductions in value of certain of its available-for-sale marketable equity securities, the Company has entered into equity forward contracts which qualify and are designated as fair value hedges. The gains and losses on these forward contracts as well as the offsetting losses and gains on the hedged equity securities are recognized in current earnings. During the three and six months ended June 30, 2001, gains and losses on the portions of these forwards excluded from the assessment of hedge effectiveness and the ineffective portions of these hedging instruments were not material.

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

     The following table sets forth the computation for basic and diluted earnings per share (in millions, except per share information):

                                                      Three Months Ended             Six Months Ended
                                                           June 30,                      June 30,
                                                      2001          2000            2001          2000
                                                    --------      --------        --------      --------
Numerator for basic and diluted
  earnings per share- net income                    $  321.9      $  302.6        $  626.8      $  568.8
                                                    ========      ========        ========      =========

Denominator:
  Denominator for basic earnings
    per share - weighted-average shares              1,044.8       1,027.5         1,043.0       1,025.4
  Effect of Dilutive Securities                         40.3          55.8            42.7          59.2
                                                    --------      --------        --------      --------
  Denominator for diluted earnings
    per share - adjusted weighted-
    average shares                                   1,085.1       1,083.3         1,085.7       1,084.6
                                                    ========      ========        ========      ========

Basic earnings per share                            $   0.31      $   0.29        $   0.60      $   0.55

Diluted earnings per share                          $   0.30      $   0.28        $   0.58      $   0.52

  Recent accounting pronouncements

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets" effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the statements. Other intangible assets will continue to be amortized over their useful lives. The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the non-amortization provisions of the statement is not expected to have a material effect on the Company's financial statements. The Company will perform the first of the required impairment tests of goodwill as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

  Use of estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates.

  Basis of presentation

     The financial information for the three and six months ended June 30, 2001 and 2000 is unaudited but includes all adjustments (consisting only of normal recurring accruals, unless otherwise indicated) which the Company considers necessary for a fair presentation of the results of operations for these periods. Interim results are not necessarily indicative of results for the full fiscal year.

  Reclassification

     Certain prior year amounts have been reclassified to conform to the current year presentation.


2.   Stockholders' equity

     The Company has a stock repurchase program primarily to reduce the dilutive effect of its employee stock option and stock purchase plans. Stock repurchased under the program is intended to be retired. During the six months ended June 30, 2001, the Company repurchased 2.9 million shares of its common stock at a total cost of $167.9 million under its common stock repurchase program. In December 2000, the Board of Directors authorized the Company to repurchase up to $2.0 billion of common stock between January 1, 2001 and December 31, 2002. The amount the Company spends on and the number of shares repurchased each quarter varies based on a variety of factors, including the stock price and blackout periods in which the Company is restricted from repurchasing shares. As of June 30, 2001, $1,832.1 million was available for stock repurchases through December 31, 2002.


3.   Other comprehensive income/(loss)

     SFAS No. 130, "Reporting Comprehensive Income", requires unrealized gains and losses on the Company's available-for-sale securities, foreign currency translation adjustments, and unrealized gains and losses on cash flow hedge instruments to be included in other comprehensive income/(loss). During the three and six months ended June 30, 2001, total comprehensive income was $358.3 million and $622.9 million, respectively. During the three and six months ended June 30, 2000, total comprehensive income was $291.0 million and $609.2 million, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

     The Company had cash, cash equivalents and marketable securities of $2,469.8 million at June 30, 2001, compared with $2,028.1 million at December 31, 2000. Cash provided by operating activities has been and is expected to continue to be the Company's primary source of funds. During the six months ended June 30, 2001, operations provided $667.7 million of cash compared with $817.5 million during the same period last year.

     Capital expenditures totaled $201.2 million for the six months ended June 30, 2001, compared with $188.7 million for the same period a year ago. The Company anticipates spending approximately $450 million to $550 million in 2001 on capital projects and equipment to expand its global operations.

     The Company receives cash from the exercise of employee stock options and proceeds from the sale of stock by Amgen pursuant to the employee stock purchase plan. During the six months ended June 30, 2001, employee stock option exercises and proceeds from the sale of stock by Amgen pursuant to the employee stock purchase plan provided $125.4 million of cash compared with $175.5 million for the same period last year. Proceeds from the exercise of employee stock options will vary from period to period based upon, among other factors, fluctuations in the market value of the Company's stock relative to the exercise price of such options.

     The Company has a stock repurchase program primarily to reduce the dilutive effect of its employee stock option and stock purchase plans. During the six months ended June 30, 2001, the Company purchased 2.9 million shares of its common stock at a total cost of $167.9 million compared with 7.6 million shares purchased at a cost of $485.1 million during the same period last year. In December 2000, the Board of Directors authorized the Company to repurchase up to $2.0 billion of common stock between January 1, 2001 and December 31, 2002. The amount the Company spends on and the number of shares repurchased each quarter varies based on a variety of factors, including the stock price and blackout periods in which the Company is restricted from repurchasing shares. As of June 30, 2001, $1,832.1 million was available for stock repurchases through December 31, 2002.

     To provide for financial flexibility and increased liquidity, the Company has established several sources of debt financing. As of June 30, 2001, the Company had $223.0 million of unsecured long-term debt securities outstanding. These unsecured long-term debt securities consisted of: 1) $100 million of debt securities that bear interest at a fixed rate of 6.5% and mature in 2007 under a $500 million debt shelf registration (the "Shelf"), 2) $100 million of debt securities that bear interest at a fixed rate of 8.1% and mature in 2097 and 3) $23 million of debt securities that bear interest at a fixed rate of 6.2% and mature in 2003. Under the Shelf, all of the remaining $400 million of debt securities available for issuance may be offered under the Company's medium-term note program with terms to be determined by market conditions.

     The Company's sources of debt financing also include a commercial paper program which provides for unsecured short-term borrowings up to an aggregate face amount of $200 million. As of June 30, 2001, commercial paper with a face amount of $100.0 million was outstanding. These borrowings had maturities of less than one month and had effective interest rates averaging 4.0%. In addition, the Company has an unsecured $150 million credit facility that expires on May 28, 2003. This credit facility supports the Company's commercial paper program. As of June 30, 2001, no amounts were outstanding under this line of credit.

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


Results of Operations

  Product sales

     Product sales were $858.9 million and $1,657.3 million during the three and six months ended June 30, 2001, respectively. These amounts represent increases of $52.1 million and $152.9 million, or 6% and 10%, respectively, over the same periods last year. Quarterly product sales are influenced by a number of factors, including demand, wholesaler inventory management practices and foreign exchange effects.

     EPOGEN(R) (Epoetin alfa)/ARANESP(TM) (darbepoetin alfa)

     Combined EPOGEN(R) and ARANESP(TM) sales were $518.4 million and $1,021.5 million for the three and six months ended June 30, 2001, respectively. These amounts represent increases of $25.4 million and $88.1 million, or 5% and 9%, respectively, over EPOGEN(R) sales in the same periods last year. In June 2001, the Company received approval and launched ARANESP(TM) in several countries in the European Union ("EU"); sales of ARANESP(TM) were not material to either current year period. These increases were primarily due to increased EPOGEN(R) demand, which was principally driven by growth in the U.S. dialysis patient population and the effect of higher prices. The Company believes that EPOGEN(R) sales growth during the three and six months ended June 30, 2001, was negatively impacted somewhat by wholesaler inventory drawdowns.

     NEUPOGEN(R) (Filgrastim)

     Worldwide NEUPOGEN(R) sales were $339.6 million and $633.6 million for the three and six months ended June 30, 2001, respectively. These amounts represent increases of $29.9 million and $73.9 million, or 10% and 13%, respectively, over the same periods last year.

     The increase in the three months ended June 30, 2001, was primarily due to increased worldwide demand, which includes the effect of higher prices in the U.S. The Company believes that demand growth during the three months ended June 30, 2001 approximated reported sales growth. The increase in the six months ended June 30, 2001 benefited primarily from worldwide demand growth, which includes the effect of higher prices in the U.S., and reduced wholesaler inventory drawdowns compared with the prior year period.

  Corporate partner revenues

     During the three months ended June 30, 2001, corporate partner revenues increased $9.2 million, or 15%, over the same period last year. This increase is due to overall increased funding for late-stage product candidates. During the six months ended June 30, 2001, corporate partner revenues decreased $13.9 million, or 10%, from the same period last year. This decrease was primarily due to higher revenues in the first quarter of 2000 from Kirin-Amgen, Inc. related to the ARANESP(TM) (darbepoetin alfa) development program.

  Cost of sales

     Cost of sales as a percentage of product sales was 11.5% and 11.3% for the three and six months ended June 30, 2001, respectively, compared with 12.6% and 12.5% for the same periods last year. These decreases were primarily due to reduced royalty obligations.

  Research and development

     During the three and six months ended June 30, 2001, research and development expenses increased $6.0 million and $22.9 million, or 3% and 6%, respectively, compared with the same periods last year. These increases were primarily due to higher staff-related costs necessary to support ongoing product development activities, partially offset by lower clinical manufacturing and product licensing-related costs.

  Selling, general and administrative

     During the three and six months ended June 30, 2001, selling, general and administrative ("SG&A") expenses increased $21.4 million and $47.9 million, or 10% and 13%, respectively, compared with the same periods last year. These increases were primarily due to higher staff-related costs and outside marketing expenses as the Company continues to support its existing products and prepares for anticipated new product launches.

  Loss (earnings) of affiliates, net

     During the three and six months ended June 30, 2001, loss (earnings) of affiliates, net decreased $1.3 million and $24.9 million, or 27% and 117%, respectively, compared with the same periods last year. The decrease for the six months ended June 30, 2001 was primarily due to higher earnings from Kirin-Amgen, Inc.

  Interest and other income

     During the three months ended June 30, 2001, interest and other income decreased $3.5 million, or 8%, from the same period last year. This decrease was due to gains on the sale of equity investments that occurred in the prior year period, partially offset by higher interest income generated from the Company's investment portfolio as a result of higher average cash balances. During the six months ended June 30, 2001, interest and other income increased $9.2 million, or 12%, compared with the same period last year. This increase was primarily due to higher interest income generated from the Company's investment portfolio as a result of higher average cash balances, partially offset by lower gains realized on the sale of equity investments.

  Income taxes

     The Company's effective tax rate for the three and six months ended June 30, 2001 was 33.7% and 33.8%, respectively, compared with 31.2% and 31.0% for the same periods last year. The Company's tax rate has increased primarily as a result of increased taxable income combined with a provision in the federal tax law that caps tax benefits associated with the Company's Puerto Rico operations at the 1995 income level.


Financial Outlook

     In December 1999 and early 2000, the Company filed regulatory submissions for the use of ARANESP(TM) in patients with chronic renal insufficiency and chronic renal failure in the U.S., the EU, Canada, Australia and New Zealand. The Company has received approval to market ARANESP(TM) in the EU, Australia and New Zealand. ARANESP(TM) was launched in several EU countries, and launches in additional countries will occur as reimbursement is obtained.

     Because the Company is unable to predict the timing and the extent to which health care providers in the U.S. may transition from administering EPOGEN(R) to ARANESP(TM) once approved, sales guidance for EPOGEN(R) and ARANESP(TM) will be provided on a combined basis. Reflecting longer than anticipated FDA review of ARANESP(TM), the Company lowered its guidance for 2001 combined EPOGEN(R) and ARANESP(TM) sales growth over 2000 EPOGEN(R) sales to a low-double digit rate, down from its previous guidance of a low-teens growth rate. This combined EPOGEN(R) and ARANESP(TM) 2001 guidance is not dependent upon ARANESP(TM) launch timing in the U.S. In the future, the

Company expects the growth of its anemia business to be driven primarily by ARANESP(TM) sales in new markets. The Company expects growth in its U.S. dialysis business to come primarily from patient population growth and inflation-related price increases. Patients receiving treatment for end stage renal disease are covered primarily under medical programs provided by the federal government. Therefore, EPOGEN(R) sales may also be affected by future changes in reimbursement rates or a change in the basis for reimbursement by the federal government. In addition, ARANESP(TM) sales will be affected by government and private payor reimbursement policies.

     In 2001, the Company continues to expect NEUPOGEN(R) sales growth to be in the high-single digits. Future NEUPOGEN(R) demand is dependent primarily upon penetration of existing markets and the effects of competitive products. In addition, chemotherapy treatments that are less myelosuppressive may require less NEUPOGEN(R). NEUPOGEN(R) usage is expected to continue to be affected by cost containment pressures from governments and private insurers on health care providers worldwide. In addition, reported NEUPOGEN(R) sales will continue to be affected by changes in foreign currency exchange rates. In both domestic and foreign markets, sales of NEUPOGEN(R) are dependent, in part, on the availability of reimbursement from third party payors such as governments (for example, Medicare and Medicaid programs in the U.S.) and private insurance plans. Therefore, NEUPOGEN(R) sales may also be affected by future changes in reimbursement rates or changes in the bases for reimbursement.

     Regardless of ARANESP(TM) launch timing in the U.S., the Company continues to expect total product sales and earnings per share for 2001 to grow at low-double digit rates. The Company now expects corporate partner revenues to be less than in 2000. Also, cost of sales is now expected to be in the range of 11.0% to 12.0% of total product sales. For 2001, research and development expenses and SG&A expenses are each estimated to be in the range of 25% to 27% of total product sales, and the effective tax rate is expected to be approximately 34%.

     For information regarding the commercialization of Plenaxis(TM) (previously referred to as abarelix depot), see Note 1 to the Condensed Consolidated Financial Statements, "Summary of significant accounting policies - Inventories".

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

                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

     Certain of the Company's legal proceedings are reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, with material developments since that report described in the Company's Form 10-Q for the quarter ended March 31, 2001, and below. While it is not possible to predict accurately or to determine the eventual outcome of these matters, the Company believes that the outcome of these proceedings will not have a material adverse effect on the annual financial statements of the Company.

Johnson & Johnson arbitrations

     The Company has filed a demand in an arbitration with Johnson & Johnson to terminate Johnson & Johnson's rights under a license agreement (the "License Agreement") relating to certain patented technology and know-how of the Company to sell Epoetin alfa throughout the U.S. for all human uses except dialysis and diagnostics and to recover damages for breach of the License Agreement based on the Company's claim that Johnson & Johnson has intentionally sold PROCRIT(R) (the brand name under which Johnson & Johnson sells Epoetin alfa) into the Company's exclusive dialysis market. The trial date is set for September 2001.


Item 4.  Submission of Matters to a Vote of Security Holders

     (a) The Company held its Annual Meeting of Stockholders on May 17, 2001.

     (b) Omitted pursuant to Instruction 3 to Item 4 of Form 10-Q.

     (c) The two matters voted upon at the meeting were: (i) to elect three directors to a three year term of office expiring at the Annual Meeting of Stockholders in the year 2004; and (ii) to ratify the selection of Ernst & Young LLP as independent auditors of the Company for the year ending December 31, 2001 ("Proposal Two").

         (i) With respect to each of the nominees for director, Jerry D. Choate, received 855,700,465 shares in favor and 36,559,074 shares were withheld, Steven Lazarus received 855,623,918 shares in favor and 36,635,621 shares were withheld and Gilbert S. Omenn received 855,880,974 shares in favor and 36,378,565 shares were withheld, and there were no abstentions or broker non-votes. All nominees were declared to have been elected as directors to hold office until the Annual Meeting of Stockholders in the year 2004.

         (ii) With respect to Proposal Two, 885,639,404 shares were in favor, 3,006,273 shares were against, 3,613,862 shares abstained. Proposal Two was declared to have been approved.

    (d)  Not applicable.


Item 5.  Other Information

     The Company's 2002 Annual Meeting of Stockholders will be held on May 16, 2002.


Item 6.  Exhibits and Reports on Form 8-K

    (a)  Reference is made to the Index to Exhibits included herein.

    (b)  Reports on Form 8-K - none

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      Amgen Inc.
                                      (Registrant)



Date:     7/27/01                     By: /s/ Kathryn E. Falberg
------------------                    -----------------------------------------
                                              Kathryn E. Falberg
                                        Senior Vice President, Finance
                                          and Chief Financial Officer


Date:     7/27/01                     By: /s/ Barry D. Schehr
------------------                    -----------------------------------------
                                              Barry D. Schehr
                                         Vice President, Financial
                                           Operations, and Chief
                                            Accounting Officer

                                   AMGEN INC.

                               INDEX TO EXHIBITS

Exhibit No.                      Description
   3.1      Restated Certificate of Incorporation as amended. (10)
   3.2      Amended and Restated Bylaws of Amgen Inc. (as amended October 24,
            2000). (20)
   3.3      Certificate of Amendment of Restated Certificate of Incorporation.
            (19)
   3.4      Certificate of Designations of Series A Junior Participating
            Preferred Stock. (22)
   4.1      Indenture dated January 1, 1992 between the Company and Citibank
            N.A., as trustee. (4)
   4.2      First Supplement to Indenture, dated February 26, 1997 between the
            Company and Citibank N.A., as trustee. (7)
   4.3      Officer's Certificate pursuant to Sections 2.1 and 2.3 of the
            Indenture, as supplemented, establishing a series of securities "8-
            1/8% Debentures due April 1, 2097." (9)
   4.4      8-1/8% Debentures due April 1, 2097. (9)
   4.5      Form of stock certificate for the common stock, par value $.0001 of the Company. (10)
   4.6      Officer's Certificate pursuant to Sections 2.1 and 2.3 of the
            Indenture, dated as of January 1, 1992, as supplemented by the First supplemental Indenture, dated as of February 26, 1997, each between the Company and Citibank, N.A., as Trustee, establishing a series of securities entitled "6.50% Notes Due December 1, 2007". (12)
   4.7      6.50% Notes Due December 1, 2007 described in Exhibit 4.6. (12)
   4.8      Corporate Commercial Paper - Master Note between and among Amgen
            Inc., as Issuer, Cede & Co., as nominee of The Depository Trust
            Company and Citibank, N.A. as Paying Agent. (14)
   10.1     Company's Amended and Restated 1991 Equity Incentive Plan. (22)
   10.2     Company's Amended and Restated 1997 Special Non-Officer Equity
            Incentive Plan. (22)
   10.3     Shareholder's Agreement of Kirin-Amgen, Inc., dated May 11, 1984, between the Company and Kirin Brewery Company, Limited. (22)
   10.4     Amendment Nos. 1, 2, and 3, dated March 19, 1985, July 29, 1985 and
            December 19, 1985, respectively, to the Shareholder's Agreement of
            Kirin-Amgen, Inc., dated May 11, 1984. (19)
   10.5     Product License Agreement, dated September 30, 1985, and Technology
            License Agreement, dated, September 30, 1985 between the Company and
            Ortho Pharmaceutical Corporation. (19)

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

   10.25    Amendment No. 10 dated March 1, 1996 to the Shareholders' Agreement of Kirin-Amgen, Inc. dated May 11, 1984. (22)
   10.26    Amgen Inc. Change of Control Severance Plan effective as of October
            20, 1998. (16)
   10.27    Preferred Share Rights Agreement, dated as of December 12, 2000, between Amgen Inc. and American Stock Transfer and Trust Company, as
            Rights Agent. (21)
   10.28    First Amendment, effective January 1, 1998, to the Company's Amended and Restated Employee Stock Purchase Plan. (11)
   10.29    Amendment No. 11 dated March 20, 2000 to the Shareholders' Agreement of Kirin-Amgen, Inc. dated May 11, 1984. (22)
   10.30    Agreement between Amgen Inc. and Dr. Fabrizio Bonanni, dated March
            3, 1999. (18)
   10.31    Amendment No. 1 dated June 1, 1987 to Kirin-Amgen, Inc./Amgen G-CSF
            European License Agreement dated December 30, 1986. (22)
   10.32    Amendment No. 2 dated March 15, 1988 to Kirin-Amgen, Inc./Amgen G-
            CSF European License Agreement dated December 30, 1986. (22)
   10.33    Amendment No. 3 dated October 20, 1988 to Kirin-Amgen, Inc./Amgen G-
            CSF European License Agreement dated December 30, 1986. (22)
   10.34    Amendment No. 4 dated December 29, 1989 to Kirin-Amgen, Inc./Amgen
            G-CSF European License Agreement dated December 30, 1986. (22)
   10.35    Company's Amended and Restated 1987 Directors' Stock Option Plan.
            (8)
   10.36    Amended and Restated Agreement on G-CSF in the EU between Amgen Inc.
            and F. Hoffmann-La Roche Ltd (with certain confidential information deleted therefrom). (14)
   10.37    Collaboration and License Agreement, dated December 15, 1997, between the Company, GPI NIL Holdings, Inc. and Guilford
            Pharmaceuticals Inc. (with certain confidential information deleted therefrom). (13)
   10.38    Promissory Note of Dr. Fabrizio Bonanni, dated August 7, 1999. (18)
   10.39    Promissory Note of Dr. Fabrizio Bonanni, dated October 29, 1999.
            (18)
   10.40    Company's Amended and Restated 1997 Equity Incentive Plan. (22)
   10.41    Agreement between Amgen Inc. and Mr. Gordon M. Binder, dated May 10,
            2000. (19)
   10.42    Amendment No. 6 dated May 11, 1984 to the Shareholders' Agreement of
            Kirin-Amgen, Inc. dated May 11, 1984. (22)
   10.43    Amendment No. 7 dated July 17, 1987 (effective April 1, 1987) to the
            Shareholders' Agreement of Kirin-Amgen, Inc. dated May 11, 1984.
            (22)
   10.44    Amendment No. 8 dated May 28, 1993 (effective November 13, 1990) to the Shareholders' Agreement of Kirin-Amgen, Inc. dated May 11, 1984.
            (22)
   10.45    Amendment No. 9 dated December 9, 1994 (effective June 14, 1994) to the Shareholders' Agreement of Kirin-Amgen, Inc. dated May 11, 1984.
            (22)
   10.46    Agreement between Amgen Inc. and Mr. George J. Morrow, dated March
            3, 2001. (23)
   10.47    Promissory Note of Mr. George J. Morrow, dated March 11, 2001. (23)

   10.48    Agreement between Amgen Inc. and Dr. Roger M. Perlmutter, M.D.,
            Ph.D., dated March 5, 2001. (23)
   10.49*   Agreement between Amgen Inc. and Mr. Brian McNamee, dated May 5,
            2001.
   10.50*   Agreement between Amgen Inc. and Mr. Richard Nanula, dated May 15,
            2001.
   10.51*   Promissory Note of Mr. Richard Nanula, dated June 27, 2001.
   10.52*   Promissory Note of Dr. Roger M. Perlmutter, dated June 29, 2001.
   99*      "Factors That May Affect Amgen"

----------------------------
*    Filed herewith.

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

(17) Filed as an exhibit to the Form 10-Q for the quarter ended June 30, 1999 on August 3, 1999 and incorporated herein by reference.
(18) Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1999 on March 7, 2000 and incorporated herein by reference.
(19) Filed as an exhibit to the Form 10-Q for the quarter ended June 30, 2000 on August 1, 2000 and incorporated herein by reference.
(20) Filed as an exhibit to the Form 10-Q for the quarter ended September 30, 2000 on November 14, 2000 and incorporated herein by reference.
(21) Filed as an exhibit to the Form 8-K Current Report dated December 13, 2000 on December 18, 2000 and incorporated herein by reference.
(22) Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2000 on March 7, 2001 and incorporated herein by reference.
(23) Filed as an exhibit to the Form 10-Q for the quarter ended March 31, 2001 on May 14, 2001 and incorporated herein by reference.