Form 10-Q
period 2001-09-30
AMGEN INC
filed 2001-10-26
CIK 318154

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number 000-12477

                                   AMGEN INC.
             (Exact name of registrant as specified in its charter)

                     Delaware                                       95-3540776
---------------------------------------------------      --------------------------------
          (State or other jurisdiction of                        (I.R.S. Employer
           incorporation or organization)                       Identification No.)

 One Amgen Center Drive, Thousand Oaks, California                  91320-1799
---------------------------------------------------      --------------------------------
     (Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code                (805) 447-1000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of September 30, 2001, the registrant had 1,045,511,203 shares of Common Stock, $0.0001 par value, outstanding.

                                   AMGEN INC.

                                     INDEX

                                                                       Page No.

PART I    FINANCIAL INFORMATION

          Item 1.  Financial Statements................................   3

              Condensed Consolidated Statements of
              Operations - three and nine months
              ended September 30, 2001 and 2000........................   4

              Condensed Consolidated Balance Sheets -
              September 30, 2001 and December 31, 2000.................   5

              Condensed Consolidated Statements of
              Cash Flows - nine months
              ended September 30, 2001 and 2000........................   6

              Notes to Condensed Consolidated Financial
              Statements...............................................   7

          Item 2.  Management's Discussion and Analysis
                   of Financial Condition and Results of
                   Operations..........................................  13

PART II   OTHER INFORMATION

          Item 1.  Legal Proceedings...................................  19

          Item 6.  Exhibits and Reports on Form 8-K....................  19

          Signatures...................................................  20

          Index to Exhibits............................................  21

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         The information in this report for the three and nine months ended September 30, 2001 and 2000 is unaudited but includes all adjustments (consisting only of normal recurring accruals, unless otherwise indicated) which Amgen Inc. ("Amgen" or the "Company") considers necessary for a fair presentation of the results of operations for those periods.

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

                                   AMGEN INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In millions, except per share data)
                                   (Unaudited)

                                                         Three Months Ended        Nine Months Ended
                                                            September 30,             September 30,
                                                          2001        2000          2001        2000
                                                       ----------   ----------  -----------  -----------
Revenues:
    Product sales                                      $    879.6   $    851.0  $   2,536.9  $   2,355.4
    Corporate partner revenues                               60.6         51.9        182.0        187.2
    Royalty income                                           62.9         46.6        172.5        135.4
                                                       ----------   ----------  -----------  -----------
       Total revenues                                     1,003.1        949.5      2,891.4      2,678.0
                                                       ----------   ----------  -----------  -----------

Operating expenses:
    Cost of sales                                           102.7        109.5        290.5        296.9
    Research and development                                216.9        202.9        632.4        595.5
    Selling, general and administrative                     221.8        202.9        644.5        577.7
    Loss of affiliates, net                                   5.5          4.8          1.9         26.1
    Legal award                                                 -        (73.9)           -        (73.9)
                                                       ----------   ----------  -----------  -----------
       Total operating expenses                             546.9        446.2      1,569.3      1,422.3
                                                       ----------   ----------  -----------  -----------

Operating income                                            456.2        503.3      1,322.1      1,255.7

Other income (expense):
    Interest and other income                                44.4         30.7        133.2        110.3
    Interest expense, net                                    (2.3)        (4.1)       (10.2)       (11.7)
                                                       ----------   ----------  -----------  -----------
       Total other income                                    42.1         26.6        123.0         98.6
                                                       ----------   ----------  -----------  -----------

Income before income taxes                                  498.3        529.9      1,445.1      1,354.3

Provision for income taxes                                  168.4        171.0        488.4        426.6
                                                       ----------   ----------  -----------  -----------
Net income                                             $    329.9   $    358.9  $     956.7  $     927.7
                                                       ==========   ==========  ===========  ===========
Earnings per share:
    Basic                                              $     0.31   $     0.35  $      0.92  $      0.90
    Diluted                                            $     0.30   $     0.33  $      0.88  $      0.86

Shares used in calculation of earnings per share:
    Basic                                                 1,048.3      1,032.1      1,044.9      1,027.7
    Diluted                                               1,084.6      1,085.6      1,085.4      1,085.0

                             See accompanying notes.

                                   AMGEN INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In millions, except per share data)
                                   (Unaudited)


                                                 September 30,    December 31,
                                                     2001             2000
                                                 -------------   -------------
                        ASSETS
                        ------

Current assets:
 Cash and cash equivalents                       $     284.0     $      226.5
 Marketable securities                               2,145.2          1,801.6
 Trade receivables, net                                481.5            389.2
 Inventories                                           384.4            305.2
 Other current assets                                  187.2            214.6
                                                 -----------     ------------
   Total current assets                              3,482.3          2,937.1

Property, plant and equipment at cost, net           1,909.2          1,781.5
Other assets                                           662.2            681.0
                                                 -----------     ------------
                                                 $   6,053.7     $    5,399.6
                                                 ===========     ============

         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------
Current liabilities:
 Accounts payable                                $      70.3     $      143.2
 Commercial paper                                      100.0             99.7
 Accrued liabilities                                   552.2            619.2
                                                 -----------     ------------
   Total current liabilities                           722.5            862.1

Long-term debt                                         223.0            223.0

Stockholders' equity:
 Preferred stock; $0.0001 par value; 5.0 shares
  authorized; none issued or outstanding                   -                -
 Common stock and additional paid-in capital;
  $0.0001 par value; 2,750.0 shares authorized;
  outstanding - 1,045.5 shares in 2001 and
  1,037.4 shares in 2000                             3,298.2          2,947.3
 Retained earnings                                   1,773.7          1,304.6
 Accumulated other comprehensive income                 36.3             62.6
                                                 -----------     ------------
   Total stockholders' equity                        5,108.2          4,314.5
                                                 -----------     ------------

                                                 $   6,053.7     $    5,399.6
                                                 ===========     ============

                             See accompanying notes.

                                   AMGEN INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (In millions)
                                   (Unaudited)


                                                           Nine Months Ended
                                                             September 30,
                                                         2001           2000
                                                     -----------     -----------
Cash flows from operating activities:
 Net income                                          $    956.7      $    927.7
 Depreciation and amortization                            194.9           156.3
 Tax benefits related to employee stock options           166.5           304.5
 Gain on equity investments                               (12.4)          (30.7)
 Loss of affiliates, net                                    1.9            26.1
 Cash provided by (used in):
     Trade receivables, net                               (92.3)          108.9
     Inventories                                         (114.3)         (109.3)
     Other current assets                                  (6.4)          (12.9)
     Accounts payable                                     (72.9)           38.2
     Accrued liabilities                                  (67.0)         (145.9)
                                                     -----------     -----------

        Net cash provided by operating activities         954.7         1,262.9
                                                     -----------     -----------

Cash flows from investing activities:
 Purchases of property, plant and equipment              (310.5)         (318.0)
 Proceeds from maturities of marketable securities        193.1               -
 Proceeds from sales of marketable securities             208.6           868.2
 Purchases of marketable securities                      (701.2)      ( 1,359.7)
 Other                                                     27.4           (15.0)
                                                     -----------     -----------

        Net cash used in investing activities            (582.6)         (824.5)
                                                     -----------     -----------

Cash flows from financing activities:
 Net proceeds from issuance of common stock upon the
     exercise of employee stock options and in
     connection with an employee stock purchase plan      181.1           266.1
 Repurchases of common stock                             (487.6)         (645.1)
 Other                                                     (8.1)          (30.5)
                                                     -----------     -----------

        Net cash used in financing activities            (314.6)         (409.5)
                                                     -----------     -----------

Increase in cash and cash equivalents                      57.5            28.9

Cash and cash equivalents at beginning of period          226.5           130.9
                                                     -----------     -----------

Cash and cash equivalents at end of period           $    284.0      $    159.8
                                                     ===========     ===========

                             See accompanying notes.

                                   AMGEN INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2001


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

     Inventories

         Inventories are stated at the lower of cost or market. Cost is determined in a manner which approximates the first-in, first-out (FIFO) method. Inventories consist of currently marketed products and product candidates which the Company expects to commercialize. The inventory balance of such product candidates totaled $67.0 million and $112.7 million as of September 30, 2001 and December 31, 2000, respectively. Inventories are shown net of applicable reserves and allowances. Inventories consisted of the following (in millions):

                                            September 30,    December 31,
                                                2001            2000
                                            -------------    ------------

               Raw materials                 $      34.7      $     29.4
               Work in process                     287.7           238.7
               Finished goods                       62.0            37.1
                                            -------------    ------------
                                             $     384.4      $    305.2
                                            =============    ============

         The Company has a collaboration agreement with PRAECIS PHARMACEUTICALS INCORPORATED ("Praecis") relating to the commercialization of abarelix depot (now referred to as "Plenaxis(TM)"). Costs of approximately $35 million associated with the manufacture of Plenaxis(TM) are no longer classified in inventories (see footnote 4 - "Collaboration agreement with Praecis").

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

         To protect against possible changes in values of certain anticipated foreign currency cash flows, primarily resulting from sales outside the U.S., the Company enters into foreign currency forward contracts which qualify and are designated as cash flow hedges. No portions of these foreign currency forward contracts are excluded from the assessment of hedge effectiveness, and there are no ineffective portions of these hedging instruments. The gains and losses on these forward contracts are reported as a component of other comprehensive income and reclassified into earnings in the same periods during which the hedged transactions affect earnings. At September 30, 2001, amounts in accumulated other comprehensive income related to cash flow hedges were not material.

         To protect against possible reductions in value of certain of its available-for-sale marketable equity securities, the Company has entered into equity forward contracts which qualify and are designated as fair value hedges. The gains and losses on these forward contracts as well as the offsetting losses and gains on the hedged equity securities are recognized in current earnings. During the three and nine months ended September 30, 2001, gains and losses on the portions of these forwards excluded from the assessment of hedge effectiveness and the ineffective portions of these hedging instruments were not material.

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

         The following table sets forth the computation for basic and diluted earnings per share (in millions, except per share information):

                                                         Three Months Ended               Nine Months Ended
                                                            September 30,                   September 30,
                                                        2001             2000          2001             2000
                                                   ------------      -----------   ------------      -----------
Numerator for basic and diluted
    earnings per share - net income                $     329.9       $    358.9    $     956.7       $   927.7
                                                   ============      ===========   ============      ===========

Denominator:
    Denominator for basic earnings
        per share - weighted-average shares            1,048.3          1,032.1        1,044.9         1,027.7
    Effect of Dilutive Securities                         36.3             53.5           40.5            57.3
                                                   ------------      -----------   ------------      -----------

    Denominator for diluted earnings
       per share - adjusted weighted-
       average shares                                  1,084.6          1,085.6        1,085.4         1,085.0
                                                   ============      ===========   ============      ===========


Basic earnings per share                           $      0.31       $     0.35    $      0.92       $    0.90


Diluted earnings per share                         $      0.30       $     0.33    $      0.88       $    0.86

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

     Basis of presentation

         The financial information for the three and nine months ended September 30, 2001 and 2000 is unaudited but includes all adjustments (consisting only of normal recurring accruals, unless otherwise indicated) which the Company considers necessary for a fair presentation of the results of operations for these periods. Interim results are not necessarily indicative of results for the full fiscal year.

     Reclassification

         Certain prior year amounts have been reclassified to conform to the current year presentation.

2.       Stockholders' equity

         The Company has a stock repurchase program primarily to reduce the dilutive effect of its employee stock option and stock purchase plans. Stock repurchased under the program is intended to be retired. During the nine months ended September 30, 2001, the Company repurchased 8.4 million shares of its common stock at a total cost of $487.6 million under its common stock repurchase program. In December 2000, the Board of Directors authorized the Company to repurchase up to $2.0 billion of common stock between January 1, 2001 and December 31, 2002. As of September 30, 2001, $1,512.4 million was available for stock repurchases through December 31, 2002.

3.       Other comprehensive income/(loss)

         SFAS No. 130, "Reporting Comprehensive Income", requires unrealized gains and losses on the Company's available-for-sale securities, foreign currency translation adjustments, and unrealized gains and losses on cash flow hedge instruments to be included in other comprehensive income/(loss). During the three and nine months ended September 30, 2001, total comprehensive income was $307.5 million and $930.4 million, respectively. During the three and nine months ended September 30, 2000, total comprehensive income was $393.5 million and $1,002.7 million, respectively.

4.       Collaboration agreement with Praecis

         The Company has a collaboration agreement with Praecis relating to the commercialization of Plenaxis(TM). In September 2001, the Company and Praecis announced that they are ending their agreement to jointly develop and commercialize Plenaxis(TM) for all indications. Praecis also stated that it remains committed to the further development and commercialization of Plenaxis(TM). The Company is currently transitioning its development and commercialization responsibilities to Praecis and is negotiating various financial and other matters related to the termination of this agreement. At September 30, 2001, the Company had approximately $60 million of capitalized costs related to this agreement

(including approximately $35 million previously classified as inventories - see footnote 1 "Summary of significant accounting policies - Inventories") and will incur certain additional costs during the transition period. The Company believes it is reasonably possible that it may incur a loss as a result of terminating this agreement. However, due to the current status of negotiations with Praecis, the Company cannot estimate the amount of such loss, if any. Accordingly, no loss has been accrued in the Company's financial statements for the three and nine months ended September 30, 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

         The Company had cash, cash equivalents and marketable securities of $2,429.2 million at September 30, 2001, compared with $2,028.1 million at December 31, 2000. Cash provided by operating activities has been and is expected to continue to be the Company's primary source of funds. During the nine months ended September 30, 2001, operations provided $954.7 million of cash compared with $1,262.9 million during the same period last year.

         Capital expenditures totaled $310.5 million for the nine months ended September 30, 2001, compared with $318.0 million for the same period a year ago. The Company anticipates spending approximately $400 million to $500 million in 2001 on capital projects and equipment to expand its global operations.

         The Company receives cash from the exercise of employee stock options and proceeds from the sale of stock by Amgen pursuant to the employee stock purchase plan. During the nine months ended September 30, 2001, employee stock option exercises and proceeds from the sale of stock by Amgen pursuant to the employee stock purchase plan provided $181.1 million of cash compared with $266.1 million for the same period last year. Proceeds from the exercise of employee stock options will vary from period to period based upon, among other factors, fluctuations in the market value of the Company's stock relative to the exercise price of such options.

         The Company has a stock repurchase program primarily to reduce the dilutive effect of its employee stock option and stock purchase plans. During the nine months ended September 30, 2001, the Company purchased 8.4 million shares of its common stock at a total cost of $487.6 million compared with 9.9 million shares purchased at a cost of $645.1 million during the same period last year. In December 2000, the Board of Directors authorized the Company to repurchase up to $2.0 billion of common stock between January 1, 2001 and December 31, 2002. The amount the Company spends on and the number of shares repurchased each quarter varies based on a variety of factors, including the stock price and blackout periods in which the Company is restricted from repurchasing shares. As of September 30, 2001, $1,512.4 million was available for stock repurchases through December 31, 2002.

         To provide for financial flexibility and increased liquidity, the Company has established several sources of debt financing. As of September 30, 2001, the Company had $223.0 million of unsecured long-term debt securities outstanding. These unsecured long-term debt securities consisted of: 1) $100 million of debt securities that bear interest at a fixed rate of 6.5% and mature in 2007 under a $500 million debt shelf registration (the "Shelf"), 2) $100 million of debt securities that bear interest at a fixed rate of 8.1% and mature in 2097 and 3) $23 million of debt securities that bear interest at a fixed rate of 6.2% and mature in 2003. Under the Shelf, all of the remaining $400 million of debt securities available for issuance may be offered under the Company's medium-term note program with terms to be determined by market conditions.

         The Company's sources of debt financing also include a commercial paper program which provides for unsecured short-term borrowings up to an aggregate face amount of $200 million. As of September 30, 2001, commercial paper with a face amount of $100.0 million was outstanding. These borrowings had maturities of less than one month and had effective interest rates averaging 3.1%. In addition, the Company has an unsecured $150 million credit facility that expires on May 28, 2003. This credit facility supports the Company's commercial paper program. As of September 30, 2001, no amounts were outstanding under this line of credit.

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

Results of Operations

     Product sales

         Product sales were $879.6 million and $2,536.9 million during the three and nine months ended September 30, 2001, respectively. These amounts represent increases of $28.6 million and $181.5 million, or 3% and 8%, respectively, over the same periods last year. Quarterly product sales are influenced by a number of factors, including demand, wholesaler inventory management practices and foreign exchange effects.

         EPOGEN(R) (Epoetin alfa)/Aranesp(TM) (darbepoetin alfa)

         In September 2001, the Company received approval to market Aranesp(TM) in the U.S. for the treatment of anemia associated with chronic renal failure, including patients on dialysis and patients not on dialysis. Aranesp(TM) was launched in October 2001; thus, there were no U.S. sales in the current year quarter. In June 2001, the Company received approval and has launched Aranesp(TM) in several countries in the European Union ("EU"). Sales in these EU markets through September 30, 2001 were not material.

         Combined EPOGEN(R) and Aranesp(TM) sales were $519.8 million and $1,541.3 million for the three and nine months ended September 30, 2001, respectively. These amounts represent increases of $23.7 million and $111.8 million, or 5% and 8%, respectively, over EPOGEN(R) sales in the same periods last year. These increases were primarily due to increased EPOGEN(R) demand, which includes the effect of higher prices and growth in the U.S. dialysis patient population. Sales growth during the three and nine months ended September 30, 2001, was negatively impacted to a slight degree by wholesaler inventory changes.

         NEUPOGEN(R) (Filgrastim)

         Worldwide NEUPOGEN(R) sales were $359.8 million and $993.4 million for the three and nine months ended September 30, 2001, respectively. These amounts represent increases of $7.0 million and $80.9 million, or 2% and 9%, respectively, over the same periods last year.

         The increase in the three months ended September 30, 2001 was primarily due to increased worldwide demand, which includes the effect of higher prices in the U.S. However, this increase was substantially offset by wholesaler inventory changes, and to a lesser extent, the negative impact of a stronger U.S. dollar. The Company believes that demand grew at a high-single digit rate during the third quarter. The increase in the nine months ended September 30, 2001 was primarily due to worldwide demand growth, which includes the effect of higher prices in the U.S., and to a lesser extent, the beneficial effects of wholesaler inventory changes compared with the prior year period. This increase was slightly offset by the negative impact of a stronger U.S. dollar.

     Cost of sales

         Cost of sales as a percentage of product sales was 11.7% and 11.5% for the three and nine months ended September 30, 2001, respectively, compared with 12.9% and 12.6% for the same periods last year. These decreases were primarily due to reduced royalty obligations.

     Research and development

         During the three and nine months ended September 30, 2001, research and development expenses increased $14.0 million and $36.9 million, or 7% and 6%, respectively, compared with the same periods last year. The increase for the three months ended September 30, 2001 was primarily due to higher staff-related costs necessary to support ongoing product development activities. The increase for the nine months ended September 30, 2001, was due to higher staff-related costs, partially offset by lower clinical manufacturing and product licensing-related costs.

     Selling, general and administrative

         During the three and nine months ended September 30, 2001, selling, general and administrative ("SG&A") expenses increased $18.9 million and $66.8 million, or 9% and 12%, respectively, compared with the same periods last year. These increases were primarily due to higher staff-related costs, consulting expenses, and outside marketing expenses as the

Company continues to support its existing products and prepares for anticipated new product launches.

     Legal award

         Included in the three months ended September 30, 2000 was a benefit of $73.9 million primarily from an award for certain costs and expenses, including attorneys' fees, associated with the spillover arbitration with Johnson & Johnson.

     Interest and other income

         During the three and nine months ended September 30, 2001, interest and other income increased $13.7 and $22.9, or 45% and 21%, respectively, over the same periods last year. The increase for the three months ended September 30, 2001 was primarily due to higher interest income generated from the Company's investment portfolio as a result of higher average cash balances. The increase for the nine months ended September 30, 2001 was primarily due to higher interest income generated from the Company's investment portfolio as a result of higher average cash balances, partially offset by higher gains on the sale of equity investments that occurred in the second quarter of 2000.

     Income taxes

         The Company's effective tax rate for both the three and nine months ended September 30, 2001 was 33.8%, compared with 32.3% and 31.5%, respectively, for the same periods last year. The Company's tax rate has increased primarily as a result of increased taxable income combined with a provision in the federal tax law that caps tax benefits associated with the Company's Puerto Rico operations at the 1995 income level.


Financial Outlook

         In the third quarter, the Company received regulatory approval to market Aranesp(TM) in the U.S. for the treatment of anemia associated with chronic renal failure, including patients on dialysis and patients not on dialysis. Aranesp(TM) was launched in the U.S. in October 2001. The Company received approval in the second quarter to market Aranesp(TM) in the EU, Australia and New Zealand. Aranesp(TM) has been launched in several EU countries, and launches in additional countries will occur as reimbursement is obtained.

         Because the Company is unable to predict the timing and the extent to which health care providers in the U.S. may transition from administering EPOGEN(R) to Aranesp(TM), sales guidance for EPOGEN(R) and Aranesp(TM) is provided on a combined basis. The Company continues to expect 2001 combined EPOGEN(R) and Aranesp(TM) sales to grow at a low-double digit rate over 2000 EPOGEN(R) sales. In the future, the Company expects the growth of its anemia business to be driven primarily by Aranesp(TM) sales in new market opportunities. The Company expects growth in its U.S. dialysis business to come primarily from patient population growth and inflation-related price increases. Patients receiving treatment for end stage renal disease are covered primarily under medical programs provided by the federal government. Therefore, EPOGEN(R) sales may also be affected by future changes in reimbursement rates or a change in the basis for reimbursement by the federal government. Worldwide Aranesp(TM) sales will be dependent in part upon such factors as the effects of competitive pressures, penetration of existing and new market opportunities, and the availability and extent of reimbursement by third party payors including governments and private insurance plans.

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

         The Company continues to expect 2001 total product sales and earnings per share, excluding non-recurring items, to grow at low-double digit rates. In 2001, corporate partner revenues are expected to be less than 2000 revenues, cost of sales is estimated to be in the range of 11% to 12% of total product sales, research and development expenses and SG&A expenses are each estimated to be in the range of 25% to 27% of total product sales, and the effective tax rate is expected to be approximately 34%.

         For information regarding the commercialization of Plenaxis(TM), see footnote 4 - "Collaboration agreement with Praecis" to the condensed consolidated financial statements.

         Estimates of future product sales, operating expenses and earnings per share are necessarily speculative in nature and are difficult to predict with accuracy. The Company is providing this information as of the filing date of this Form 10-Q, and does not plan to update this information and expressly disclaims any duty to update the information contained in this filing.

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

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         Certain of the Company's legal proceedings are reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, with material developments since that report described in the Company's Form 10-Q for the quarters ended March 31, 2001 and June 30, 2001, and below. While it is not possible to predict accurately or to determine the eventual outcome of these matters, the Company believes that the outcome of these proceedings will not have a material adverse effect on the annual financial statements of the Company.

Johnson & Johnson arbitrations

         The trial date is scheduled for January 2002.

Genentech litigation

         Briefing was completed and the Federal Circuit Court of Appeals heard oral arguments in October 2001.

Biogen litigation

         The Massachusetts District Court had set September 12, 2001 as the hearing date for Amgen's contention that prosecution history estoppel and issue preclusion compel findings of non-infringement of the '642 and '658 patents in the NEUPOGEN(R) action and the dismissal of the INFERGEN(R) action. Due to the events of September 11, 2001, the hearing was rescheduled to December 19, 2001.

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

                                      Amgen Inc.
                                      (Registrant)



Date:      10/26/01                   By:  /s/  Richard D. Nanula
---------------------------           ------------------------------------------
                                                Richard D. Nanula
                                         Executive Vice President, Finance,
                                           Strategy and Communications,
                                           and Chief Financial Officer


Date:      10/26/01                   By:   /s/  Barry D. Schehr
---------------------------           ------------------------------------------
                                                 Barry D. Schehr
                                       Vice President, Financial Operations,
                                           and Chief Accounting Officer

                                   AMGEN INC.

                                INDEX TO EXHIBITS


Exhibit No.                           Description

   3.1        Restated Certificate of Incorporation as amended. (10)
   3.2        Amended and Restated Bylaws of Amgen Inc. (as amended October 24,
              2000). (20)
   3.3        Certificate of Amendment of Restated Certificate of Incorporation.
              (19)
   3.4        Certificate of Designations of Series A Junior Participating
              Preferred Stock. (22)
   4.1        Indenture dated January 1, 1992 between the Company and Citibank
              N.A., as trustee. (4)
   4.2        First Supplement to Indenture, dated February 26, 1997 between the
              Company and Citibank N.A., as trustee. (7)
   4.3        Officer's Certificate pursuant to Sections 2.1 and 2.3 of the
              Indenture, as supplemented, establishing a series of securities
              "8-1/8% Debentures due April 1, 2097." (9)
   4.4        8-1/8% Debentures due April 1, 2097. (9)
   4.5        Form of stock certificate for the common stock, par value $.0001 of the Company. (10)
   4.6        Officer's Certificate pursuant to Sections 2.1 and 2.3 of the
              Indenture, dated as of January 1, 1992, as supplemented by the
              First supplemental Indenture, dated as of February 26, 1997, each between the Company and Citibank, N.A., as Trustee, establishing a series of securities entitled "6.50% Notes Due December 1, 2007".
              (12)
   4.7        6.50% Notes Due December 1, 2007 described in Exhibit 4.6. (12)
   4.8        Corporate Commercial Paper - Master Note between and among Amgen
              Inc., as Issuer, Cede & Co., as nominee of The Depository Trust
              Company and Citibank, N.A. as Paying Agent. (14)
  10.1*       Company's Amended and Restated 1991 Equity Incentive Plan.
  10.2        Company's Amended and Restated 1997 Special Non-Officer Equity
              Incentive Plan. (22)
  10.3        Shareholder's Agreement of Kirin-Amgen, Inc., dated May 11, 1984, between the Company and Kirin Brewery Company, Limited. (22)
  10.4        Amendment Nos. 1, 2, and 3, dated March 19, 1985, July 29, 1985 and December 19, 1985, respectively, to the Shareholder's
              Agreement of Kirin-Amgen, Inc., dated May 11, 1984. (19)
  10.5        Product License Agreement, dated September 30, 1985, and
              Technology License Agreement, dated, September 30, 1985 between the Company and Ortho Pharmaceutical Corporation. (19)

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

  10.25       Amendment No. 10 dated March 1, 1996 to the Shareholders'
              Agreement of Kirin-Amgen, Inc. dated May 11, 1984. (22)
  10.26       Amgen Inc. Change of Control Severance Plan effective as of
              October 20, 1998. (16)
  10.27       Preferred Share Rights Agreement, dated as of December 12, 2000, between Amgen Inc. and American Stock Transfer and Trust Company,
              as Rights Agent. (21)
  10.28       First Amendment, effective January 1, 1998, to the Company's
              Amended and Restated Employee Stock Purchase Plan. (11)
  10.29       Amendment No. 11 dated March 20, 2000 to the Shareholders'
              Agreement of Kirin-Amgen, Inc. dated May 11, 1984. (22)
  10.30       Agreement between Amgen Inc. and Dr. Fabrizio Bonanni, dated March
              3, 1999. (18)
  10.31       Amendment No. 1 dated June 1, 1987 to Kirin-Amgen, Inc./Amgen
              G-CSF European License Agreement dated December 30, 1986. (22)
  10.32       Amendment No. 2 dated March 15, 1988 to Kirin-Amgen, Inc./Amgen
              G-CSF European License Agreement dated December 30, 1986. (22)
  10.33       Amendment No. 3 dated October 20, 1988 to Kirin-Amgen, Inc./Amgen
              G-CSF European License Agreement dated December 30, 1986. (22)
  10.34       Amendment No. 4 dated December 29, 1989 to Kirin-Amgen, Inc./Amgen
              G-CSF European License Agreement dated December 30, 1986. (22)
  10.35       Company's Amended and Restated 1987 Directors' Stock Option Plan.
              (8)
  10.36       Amended and Restated Agreement on G-CSF in the EU between Amgen
              Inc. and F. Hoffmann-La Roche Ltd (with certain confidential information deleted therefrom). (14)
  10.37       Collaboration and License Agreement, dated December 15, 1997, between the Company, GPI NIL Holdings, Inc. and Guilford
              Pharmaceuticals Inc. (with certain confidential information deleted therefrom). (13)
  10.38       Promissory Note of Dr. Fabrizio Bonanni, dated August 7, 1999.
              (18)
  10.39       Promissory Note of Dr. Fabrizio Bonanni, dated October 29, 1999.
              (18)
  10.40*      Company's Amended and Restated 1997 Equity Incentive Plan.
  10.41       Agreement between Amgen Inc. and Mr. Gordon M. Binder, dated May
              10, 2000. (19)
  10.42       Amendment No. 6 dated May 11, 1984 to the Shareholders' Agreement of Kirin-Amgen, Inc. dated May 11, 1984. (22)
  10.43       Amendment No. 7 dated July 17, 1987 (effective April 1, 1987) to the Shareholders' Agreement of Kirin-Amgen, Inc. dated May 11,
              1984. (22)
  10.44       Amendment No. 8 dated May 28, 1993 (effective November 13, 1990)
              to the Shareholders' Agreement of Kirin-Amgen, Inc. dated May 11,
              1984. (22)
  10.45       Amendment No. 9 dated December 9, 1994 (effective June 14, 1994)
              to the Shareholders' Agreement of Kirin-Amgen, Inc. dated May 11,
              1984. (22)
  10.46       Agreement between Amgen Inc. and Mr. George J. Morrow, dated March
              3, 2001. (23)
  10.47       Promissory Note of Mr. George J. Morrow, dated March 11, 2001.
              (23)

   10.48      Agreement between Amgen Inc. and Dr. Roger M. Perlmutter, M.D.,
              Ph.D., dated March 5, 2001. (23)
   10.49      Agreement between Amgen Inc. and Mr. Brian McNamee, dated May 5,
              2001. (24)
   10.50      Agreement between Amgen Inc. and Mr. Richard Nanula, dated May 15,
              2001. (24)
   10.51      Promissory Note of Mr. Richard Nanula, dated June 27, 2001. (24)
   10.52      Promissory Note of Dr. Roger M. Perlmutter, dated June 29, 2001.
              (24)
   10.53*     Second Amendment to the Amgen Retirement and Savings Plan as
              amended and restated effective October 15, 2001.
   10.54*     Second Amendment to the Amgen Inc. Change of Control Severance
              Plan.
   10.55*     First Amendment to the Amgen Supplemental Retirement Plan as
              amended and restated effective November 1, 1999.
   10.56*     Agreement between Amgen Inc. and Dr. George Morstyn, dated July
              19, 2001.
   10.57*     Promissory Note of Mr. Brian McNamee, dated May 30, 2001.
   10.58*     Restricted Stock Purchase Agreement between Amgen Inc. and Mr.
              Richard Nanula, dated May 16, 2001.
   10.59*     Restricted Stock Purchase Agreement between Amgen Inc. and Dr.
              Roger M. Perlmutter, dated January 8, 2001.
   99*        "Factors That May Affect Amgen"

___________________
 *    Filed herewith.

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

(11) Filed as an exhibit to the Form 10-Q for the quarter ended June 30, 1997 on August 12, 1997 and incorporated herein by reference.
(12) Filed as an exhibit to the Form 8-K Current Report dated and filed on December 5, 1997 and incorporated herein by reference.
(13) Filed as Exhibit 10.40 to the Guilford Pharmaceuticals Inc. Form 10-K for the year ended December 31, 1997 on March 27, 1998 and incorporated herein by reference.
(14) Filed as an exhibit to the Form 10-Q for the quarter ended March 31, 1998 on May 13, 1998 and incorporated herein by reference.
(15) Filed as an exhibit to the Form 10-Q for the quarter ended June 30, 1998 on August 14, 1998 and incorporated herein by reference.
(16) Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1998 on March 16, 1999 and incorporated herein by reference.
(17) Filed as an exhibit to the Form 10-Q for the quarter ended June 30, 1999 on August 3, 1999 and incorporated herein by reference.
(18) Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1999 on March 7, 2000 and incorporated herein by reference.
(19) Filed as an exhibit to the Form 10-Q for the quarter ended June 30, 2000 on August 1, 2000 and incorporated herein by reference.
(20) Filed as an exhibit to the Form 10-Q for the quarter ended September 30, 2000 on November 14, 2000 and incorporated herein by reference.
(21) Filed as an exhibit to the Form 8-K Current Report dated December 13, 2000 on December 18, 2000 and incorporated herein by reference.
(22) Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2000 on March 7, 2001 and incorporated herein by reference.
(23) Filed as an exhibit to the Form 10-Q for the quarter ended March 31, 2001 on May 14, 2001 and incorporated herein by reference.
(24) Filed as an exhibit to the Form 10-Q for the quarter ended June 30, 2001 on July 27, 2001 and incorporated herein by reference.