Form 10-K
period 2001-12-31
AMGEN INC
filed 2002-02-26
CIK 318154

================================================================================
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                                   FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the fiscal year ended December 31, 2001

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

                                (805) 447-1000
              Registrant's telephone number, including area code

          Securities registered pursuant to Section 12(g) of the Act:

       Common stock, $0.0001 par value; preferred share purchase rights;
                     Contractual contingent payment rights
                               (Title of class)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The approximate aggregate market value of voting and non-voting stock held by non-affiliates of the registrant was $60,066,301,000 as of February 14, 2002
(A)

                                 1,047,800,052
    (Number of shares of common stock outstanding as of February 14, 2002)

                     Documents incorporated by reference:

                                                                 Form 10-K
                              Document                             Parts
                              --------                           ---------
     Definitive 2002 Proxy Statement, to be filed within
       120 days of December 31, 2001 (specified portions).......    III

--------

(A) Excludes 12,174,168 shares of common stock held by directors and officers, and any stockholders whose ownership exceeds five percent of the shares outstanding, at February 14, 2002. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, directly or indirectly, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

================================================================================

                                    PART I

Item 1.  BUSINESS

Overview

   Amgen Inc. ("Amgen" or the "Company") is a global biotechnology company that discovers, develops, manufactures, and markets human therapeutics based on advances in cellular and molecular biology.

   The Company manufactures and markets human therapeutic products including, EPOGEN(R) (Epoetin alfa), NEUPOGEN(R) (Filgrastim), Aranesp(TM) (darbepoetin alfa), and Kineret(TM) (anakinra). EPOGEN(R) stimulates the production of red blood cells and is marketed by Amgen in the United States for the treatment of anemia associated with chronic renal failure in patients on dialysis. NEUPOGEN(R) selectively stimulates the production of neutrophils, one type of white blood cell. The Company markets NEUPOGEN(R) in the United States, countries of the European Union ("EU"), Canada, and Australia for use in decreasing the incidence of infection in patients undergoing myelosuppressive chemotherapy. In addition, NEUPOGEN(R) is marketed in most of these countries for use in increasing neutrophil counts in various other treatment modalities. Aranesp(TM) stimulates the production of red blood cells and is marketed in the United States, most countries in the EU, Australia, and New Zealand for the treatment of anemia associated with chronic renal failure, including patients on dialysis and patients not on dialysis. Kineret(TM) blocks the biologic activity of interleukin-1 ("IL-1"), a substance that mediates inflammatory and immunological responses. Kineret(TM) is marketed in the United States for the reduction of the signs and symptoms of moderately to severely active rheumatoid arthritis, in patients 18 years of age or older who have failed one or more disease modifying antirheumatic drugs.

   The Company focuses its research and development efforts on human therapeutics delivered in the form of proteins, monoclonal antibodies, and small molecules in the therapeutic areas of nephrology, cancer, inflammation, and neurology and metabolism. The Company has research facilities in the United States, and has clinical development staff in the United States, the EU, Canada, Australia, and Japan. In addition to internal research and development efforts, the Company has acquired certain product and technology rights and has established research and development collaborations.

   Amgen operates commercial manufacturing facilities located in the United States, Puerto Rico, and a packaging and distribution center in The Netherlands. A sales and marketing force is maintained in the United States, the EU, Canada, Australia, and New Zealand. In addition, Amgen has entered into licensing and/or co-promotion agreements to market certain of its products including EPOGEN(R), NEUPOGEN(R), and Aranesp(TM) in certain geographic areas.

   The Company was incorporated in California in 1980 and was merged into a Delaware corporation in 1987. Amgen's principal executive offices are located at One Amgen Center Drive, Thousand Oaks, California 91320-1799.

Products

  EPOGEN(R) (Epoetin alfa)

   EPOGEN(R) (proper name--Epoetin alfa) is Amgen's registered trademark for its recombinant human erythropoietin product, a protein that stimulates red blood cell production. Red blood cells transport oxygen to all cells of the body. Without adequate amounts of erythropoietin, the red blood cell count is reduced, thereby diminishing the ability of the blood to deliver sufficient amounts of oxygen to the body, resulting in anemia. People with chronic renal failure suffer from anemia because they do not produce sufficient amounts of erythropoietin, which is normally produced in healthy kidneys. Amgen promotes EPOGEN(R) for the treatment of anemia associated with chronic renal failure for patients who are on dialysis. EPOGEN(R) is indicated to elevate or maintain the red blood cell level (as determined by hematocrit or hemoglobin measurements) and to decrease the need for blood transfusions in these patients.

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

   The Company has retained exclusive rights to market EPOGEN(R) in the United States for dialysis patients. Amgen has granted Ortho Pharmaceutical Corporation (which has assigned its rights under the Product License Agreement to Ortho Biotech Products, L.P.), a subsidiary of Johnson & Johnson, hereafter referred to as "Johnson & Johnson", a license to commercialize recombinant human erythropoietin as a human therapeutic in the United States in all markets other than dialysis. Johnson & Johnson markets recombinant human erythropoietin under the trademark PROCRIT(R) in the United States (see Note 1 to the Consolidated Financial Statements, "Summary of significant accounting policies--Product sales"). In countries other than the United States, the People's Republic of China, and Japan, Johnson & Johnson was granted rights to commercialize erythropoietin as a human therapeutic under a licensing agreement with Kirin-Amgen. Affiliates of Johnson & Johnson manufacture and market erythropoietin under the trademark EPREX(R) in various countries (see "Joint Ventures and Business Relationships--Johnson & Johnson").

   In Japan and the People's Republic of China, Kirin was granted rights to market recombinant human erythropoietin under licensing agreements with Kirin-Amgen (see "Joint Ventures and Business Relationships--Kirin Brewery Company, Limited"). Kirin manufactures and markets its recombinant human erythropoietin product under the trademark ESPO(R).

   EPOGEN(R) sales for the year ended December 31, 2001 were $2,108.5 million. For EPOGEN(R) sales information for the years ended December 31, 2000 and 1999, see Note 10 to the Consolidated Financial Statements.

  NEUPOGEN(R) (Filgrastim)

   NEUPOGEN(R) (proper name--Filgrastim) is Amgen's registered trademark for its recombinant-methionyl human granulocyte colony-stimulating factor ("G-CSF"), a protein that selectively stimulates production of certain white blood cells known as neutrophils. Neutrophils defend against infection. Treatments for various diseases and diseases themselves can result in extremely low numbers of neutrophils, a condition called neutropenia. Myelosuppressive chemotherapy, one treatment option for individuals with cancer, targets cell types which grow rapidly, such as tumor cells, neutrophils, and other types of blood cells. Myelosuppressive chemotherapy can be administered with the intent to cure cancer (curative setting) or with the intent to reduce pain and other complications of cancer by managing tumor growth (palliative setting). NEUPOGEN(R) is prescribed more frequently in the curative setting. Providing NEUPOGEN(R) as an adjunct to myelosuppressive chemotherapy can reduce the duration of neutropenia and thereby reduce the potential for infection.

   Severe chronic neutropenia is an example of disease-related neutropenia. In severe chronic neutropenia, the body fails to manufacture sufficient neutrophils. Chronic administration of NEUPOGEN(R) has been shown to reduce the incidence and duration of neutropenia-related consequences, such as fever and infections, in patients with severe chronic neutropenia.

   Patients undergoing bone marrow transplantation are treated with NEUPOGEN(R) to accelerate recovery of neutrophils following chemotherapy and bone marrow infusion. NEUPOGEN(R) also has been shown to induce immature blood cells (progenitor cells, sometimes referred to as stem cells) to migrate (mobilize) from the bone marrow into the blood circulatory system. When these peripheral blood progenitor cells ("PBPC") are collected from the blood, stored, and re-infused (transplanted) after high dose chemotherapy, recovery of platelets, red blood cells, and neutrophils is accelerated. PBPC transplantation may be an alternative to autologous bone marrow transplantation for some patients.

   In the United States, NEUPOGEN(R) was initially indicated to decrease the incidence of infection as manifested by febrile neutropenia for patients with non-myeloid malignancies undergoing myelosuppressive chemotherapy. Subsequently, the FDA approved NEUPOGEN(R) for additional indications: to reduce the duration of neutropenia for patients with non-myeloid malignancies undergoing myeloablative therapy followed by bone marrow transplantation; to reduce the incidence and duration of neutropenia-related consequences in symptomatic patients with congenital neutropenia, cyclic neutropenia, or idiopathic neutropenia (collectively, severe chronic neutropenia); for use in mobilization of PBPC for stem cell transplantation; and to reduce the recovery time of neutrophils and the duration of fever following chemotherapy treatment in patients being treated for acute myelogenous leukemia ("AML"). In the EU, Canada, and Australia, NEUPOGEN(R) is marketed for the same indications. The Company also markets NEUPOGEN(R) in the EU, Canada, and Australia for the treatment of neutropenia in HIV patients receiving antiviral and/or other myelosuppressive medications.

   The Company began selling NEUPOGEN(R) in the United States in February 1991 pursuant to a licensing agreement with Kirin-Amgen. Kirin markets GRAN(R), its G-CSF product, in Japan, the People's Republic of China, Taiwan, and Korea under licensing agreements with Kirin-Amgen (see "Joint Ventures and Business Relationships--Kirin Brewery Company, Limited"). In the EU, NEUPOGEN(R) is commercialized by Amgen and F. Hoffmann-La Roche Ltd ("Roche") under a co-promotion agreement (see "Joint Ventures and Business Relationships--F. Hoffmann-La Roche Ltd"). In geographic areas of the world other than those above, Roche markets NEUPOGEN(R) under licenses from Amgen and Kirin-Amgen (see "Joint Ventures and Business Relationships--Kirin Brewery Company, Limited" and "Joint Ventures and Business Relationships--F. Hoffmann-La Roche Ltd").

   For NEUPOGEN(R) sales information for the years ended December 31, 2001, 2000, and 1999, see Note 10 to the Consolidated Financial Statements.

  Aranesp(TM) (darbepoetin alfa)

   Aranesp(TM) (proper name--darbepoetin alfa) is Amgen's trademark for its erythropoiesis stimulating protein, a protein that stimulates red blood cell production. A reduced red blood cell count can result in anemia (see "--EPOGEN(R) (Epoetin alfa)"). Since this protein leaves the body more slowly, Aranesp(TM) should be administered less frequently than Epoetin alfa, thus simplifying anemia management for patients and health care providers. In 2001, the Company received approval to market Aranesp(TM) in the United States (September 2001), most European countries in the EU, Australia, and New Zealand for the treatment of anemia associated with chronic renal failure, including patients on dialysis and patients not on dialysis.

   The Company has an agreement with Kirin to jointly develop darbepoetin alfa through its joint venture, Kirin-Amgen (see "Joint Ventures and Business Relationships--Kirin Brewery Company, Limited"). Amgen has been granted an exclusive license by Kirin-Amgen to manufacture and market darbepoetin alfa in the United States, all European countries, Canada, Australia, New Zealand, Mexico, and all Central and South American countries. Kirin has been granted similar rights by Kirin-Amgen for Japan, the People's Republic of China, Taiwan, Korea, and certain other countries in Southeast Asia.

   Aranesp(TM) sales for the year ended December 31, 2001 were $41.5 million.

  Neulasta(TM) (pegfilgrastim)

   Neulasta(TM) (proper name--pegfilgrastim) is Amgen's trademark for a protein that selectively stimulates production of certain white blood cells known as neutrophils and is based on the Filgrastim molecule. A polyethylene glycol molecule or "PEG" unit is added to enlarge the Filgrastim molecule, thereby extending its half-life and causing it to be removed more slowly from the body. This allows for administration as a single dose per chemotherapy cycle compared with NEUPOGEN(R) which requires more frequent dosing. In January 2002, Neulasta(TM) was approved by the FDA for decreasing the incidence of infection, as manifested by febrile neutropenia, in patients with non-myeloid malignancies receiving myelosuppressive anti-cancer drugs associated with a clinically significant incidence of febrile neutropenia.

  Kineret(TM) (anakinra)

   Kineret(TM) (proper name--anakinra) is Amgen's trademark for its recombinant nonglycosylated form of the human interleukin-1 ("IL-1") receptor antagonist. Kineret(TM) blocks the biologic activity of IL-1 by competitively inhibiting IL-1 binding to the interleukin-1 type receptor, which is expressed in a wide variety of tissues. IL-1 production is induced in response to inflammatory stimuli and mediates various physiologic responses including inflammatory and immunological responses. Kineret(TM) is a product that was added to the Company's inflammation research program through the acquisition of Synergen, Inc. ("Synergen") (see "Joint Ventures and Business Relationships--Other business relationships").

   In November 2001, Amgen received FDA approval and began marketing Kineret(TM) in the United States for the reduction of the signs and symptoms of moderately to severely active rheumatoid arthritis, in patients 18 years of age or older who have failed one or more disease modifying antirheumatic drugs. Also in November 2001, the Company announced that the European Union Committee for Proprietary Medicinal Products ("CPMP") recommended granting Kineret(TM) a marketing authorization for the signs and symptoms of rheumatoid arthritis in combination with methotrexate, in patients with an inadequate response to methotrexate alone. The CPMP's recommendation has been forwarded to the European Commission for their final decision.

  Other products

   INFERGEN(R) (proper name--Interferon alfacon-1) is Amgen's registered trademark for its recombinant consensus interferon, a non-naturally occurring protein that combines structural features of many interferon sub-types. Interferons are natural proteins produced by the body which stimulate the immune system to fight viral infections. Hepatitis C viral infection ("HCV") is a potentially deadly disease that, if not treated, may lead to cirrhosis and hepatocellular carcinoma, or liver cancer. The Company began selling INFERGEN(R) in the United States in October 1997 and in Canada in March 1999. The Company licensed its rights to market INFERGEN(R) in the United States and Canada to InterMune, Inc. ("InterMune") in June 2001 (see "Joint Ventures and Business Relationships--Other business relationships").

   Previously, Amgen licensed to Yamanouchi Pharmaceutical Co., Ltd. of Japan ("Yamanouchi") the rights to develop, manufacture, and commercialize Interferon alfacon-1 for all indications around the world except in the United States and Canada. Yamanouchi granted rights to the Company to co-develop and market Interferon alfacon-1 in Japan, the People's Republic of China, and Taiwan (see "Joint Ventures and Business Relationships--Yamanouchi Pharmaceutical Co., Ltd.").

Product Candidates

   The Company focuses its research and development efforts on human therapeutics delivered in the form of proteins, monoclonal antibodies, and small molecules in the therapeutic areas of nephrology, cancer, inflammation, and neurology and metabolism (see "Factors That May Affect Amgen--Our product development efforts may not result in commercial products.").

  Nephrology

   A focus of the Company's effort in nephrology is in the area of hyperparathyroidism ("HPT"). HPT is a disorder that results from excessive secretion of parathyroid hormone ("PTH") from the parathyroid gland.

Symptoms of HPT include bone loss, muscle weakness, depression, and forgetfulness. Secondary HPT is commonly seen as a result of kidney failure, affecting a majority of dialysis patients. Primary HPT primarily afflicts post-menopausal women. The Company has entered into a license agreement with NPS Pharmaceuticals, Inc. ("NPS") for Amgen to develop and commercialize NPS's calcimimetic small molecules based on NPS's proprietary calcium receptor technology for the treatment of HPT. The Company has conducted separate phase 2 clinical trials for primary and secondary HPT with a second generation calcimimetic compound. In 2000 and 2001, data from phase 2 studies were presented demonstrating that treatment with small-molecule calcimimetics results in dose-dependent decreases in PTH levels and control of elevated calcium levels. In December 2001, the Company announced it had initiated a phase 3 clinical study in secondary HPT.

  Cancer

   In 2001, the Company announced it had submitted a Biologics License Application Supplement for Aranesp(TM) to the FDA (September) and submitted a variation application to the European Agency for the Evaluation of Medicinal Products (October) for the treatment of cancer patients suffering from anemia associated with certain types of chemotherapy.

   Certain tissue growth factors are believed to play a role in tissue protection, regeneration and/or repair processes. Mucositis is a side effect often experienced by patients undergoing radiation therapy and chemotherapy and is characterized as the irritation or ulceration of the lining of the gastrointestinal tract. Amgen currently is conducting research with Keratinocyte Growth Factor ("KGF") to prevent and treat mucositis. Early-stage clinical trials suggest that treatment with KGF may reduce the duration of severe oral mucositis in cancer patients receiving chemo/radiotherapy. Phase 2 and 3 clinical trials of KGF in cancer patients suffering from mucositis are ongoing.

   In December 2000, the Company acquired the rights from Immunomedics, Inc. ("Immunomedics") to develop and commercialize epratuzumab. Epratuzumab is currently being evaluated for the treatment of non-Hodgkin's lymphoma ("NHL"). Epratuzumab is a humanized monoclonal antibody. Preliminary research and early-stage clinical trials showed epratuzumab has some level of anti-tumor activity, either directly or indirectly, against B-cell malignancies. In July 2001, after refining the phase 3 protocol based on FDA input and adding clinical sites in Canada and Australia, the Company initiated a phase 3 clinical trial. The phase 3 clinical trial is designed to evaluate epratuzumab for the treatment of low-grade NHL in patients who failed to respond, or who responded for less than six months, to rituximab, a monoclonal antibody approved for the treatment of certain types of NHL (see "Competition--Cancer"). A phase 1/2 clinical trial of epratuzumab in combination with rituximab to treat low-grade and aggressive NHL also is ongoing. In 2001, the Company initiated a phase 2 clinical trial of epratuzumab in combination with rituximab in low-grade NHL patients and a phase 2 clinical trial of epratuzumab in aggressive NHL patients.

   Osteoprotegerin ("OPG") is implicated in the regulation of bone mass. Bone mass is maintained in the body by the regulation of the competing activities of bone forming cells (osteoblasts) and bone resorbing cells (osteoclasts). Cancer metastases (cancers which have spread from their original tumor site) to bone cause bone destruction, leading to fractures and bone pain. In preclinical studies, OPG has been shown to inhibit the osteoclast mediated bone destruction induced by invading cancer cells. The Company completed phase 1 studies with the initial molecule in its OPG program. Data from these studies validated the importance of this pathway in the pathology of bone disorders. The Company is currently assessing the potential of several other pre-clinical and clinical candidates in this program and plans to conduct additional phase 1 studies before making the decision to advance into phase 2 studies.

   In March 1999, Amgen acquired the rights from PRAECIS PHARMACEUTICALS INCORPORATED ("Praecis") to develop and commercialize abarelix-depot (see "Joint Ventures and Business Relationships--PRAECIS PHARMACEUTICALS INCORPORATED"). Abarelix-depot may confer a therapeutic benefit to patients with a number of diseases and medical conditions, including prostate cancer and endometriosis. A regulatory file was submitted to the FDA in December 2000 regarding use of abarelix-depot in patients with hormonally-responsive prostate cancer. During 2001, the FDA issued a letter indicating this application was inadequate for approval, and subsequently, Amgen and Praecis announced that they were ending their agreement to jointly develop and commercialize abarelix-depot for all indications. Amgen is transitioning all development and commercialization rights and responsibilities back to Praecis.

  Inflammation

   The inflammatory response is essential for defense against harmful microorganisms and for the repair of damaged tissues. The failure of the body's control mechanisms regulating inflammatory response occurs in conditions such as rheumatoid arthritis. Tumor necrosis factor binding protein was added to the Company's inflammation research program through the acquisition of Synergen (see "Joint Ventures and Business Relationships--Other business relationships"). The Company is in phase 2 development of a second generation inhibitor of tumor necrosis factor, soluble tumor necrosis factor-receptor type I ("sTNF-RI") in patients with rheumatoid arthritis. In 2001, the Company initiated a phase 2 clinical trial of sTNF-RI in combination with Kineret(TM) in patients with rheumatoid arthritis.

  Neurology and Metabolism

   The Company has discovery programs in neurological and metabolism disorders. The Company has a program to develop leptin, a protein encoded by the obesity gene. Leptin is a naturally occurring cytokine hormone secreted by fat cells that may act primarily at the hypothalamus to regulate food intake and energy expenditure. In 1995, the Rockefeller University granted the Company an exclusive license that allows the Company to develop products based on the obesity gene. The Company's clinical trials of leptin failed to show clinical efficacy in normal obesity and diabetes, and development of this molecule was subsequently discontinued in these diseases. Amgen continues to support investigator research in certain exploratory indications.

   In 1997, Amgen acquired the rights from Guilford Pharmaceuticals Inc. ("Guilford") for a novel class of small molecule, orally-active, neurotrophic agents called neuroimmunophilin compounds (see "Joint Ventures and Business Relationships--Other business relationships"). The Company conducted a phase 2 clinical trial with neuroimmunophilins in patients with Parkinson's disease, which did not produce a substantial reversal of the motor symptoms of Parkinson's disease. During 2001, Amgen elected to terminate its agreement with Guilford and return all rights to the neuroimmunophilin compounds.

   Neurotrophic factors are proteins which play a role in nerve cell protection and regeneration and which may therefore be useful in treating a variety of neurological disorders, including neurodegenerative diseases of the central and peripheral nervous systems, nerve injury, and trauma. In January 2001, all clinical development of brain-derived neurotrophic factor ("BDNF") that was being developed in collaboration with Regeneron Pharmaceuticals, Inc. ("Regeneron") (see "Joint Ventures and Business Relationships--Other business relationships") for the potential treatment of amyotrophic lateral sclerosis ("ALS") was discontinued when it was determined that BDNF did not provide a therapeutic advantage to ALS patients in clinical trials. On behalf of the collaboration with the Company, Regeneron is currently evaluating the results of clinical trials of Neurotrophin-3 ("NT-3") for the treatment of chronic constipation.

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

  F. Hoffmann-La Roche Ltd

   Amgen and Roche have an agreement providing for the commercialization of NEUPOGEN(R) (Filgrastim) (known as GRANULOKINE(R) in the EU) and pegfilgrastim. Under this agreement, the companies collaborate in the EU on the commercialization and further clinical development of the product, and Amgen has a majority share in the related costs and profits from sales. Amgen has substantially all of the responsibilities for marketing, promotion, distribution, and other key functions relating to product sales, and the Company primarily distributes the product to EU countries from its European Logistics Center in Breda, The Netherlands. Amgen and Roche also have an agreement to commercialize Filgrastim in certain European countries not located within the EU. Under this agreement, Roche commercializes Filgrastim in these countries and pays a royalty to Amgen on these sales.

  Johnson & Johnson

   Amgen granted Johnson & Johnson a license to commercialize recombinant human erythropoietin as a human therapeutic in the United States in all markets other than dialysis. In countries other than the United States, the People's Republic of China, and Japan, Johnson & Johnson was granted rights to commercialize recombinant human erythropoietin as a human therapeutic for all uses under a licensing agreement with Kirin-Amgen.

  Kirin Brewery Company, Limited

   The Company has a 50-50 joint venture (Kirin-Amgen) with Kirin. Kirin-Amgen, which was formed in 1984, develops and commercializes certain of the Company's and Kirin's technologies which have been transferred to this joint venture. Kirin-Amgen has given exclusive licenses to Amgen and Kirin to manufacture and market erythropoietin in the United States and Japan, respectively. Kirin-Amgen has licensed to Johnson & Johnson rights to erythropoietin in certain geographic areas of the world (see "--Johnson & Johnson"). Kirin-Amgen has also granted Amgen an exclusive license to manufacture and market G-CSF and pegfilgrastim in the United States, Europe, Canada, Australia, and New Zealand. Kirin-Amgen has licensed to Kirin similar rights with respect to G-CSF and pegfilgrastim in Japan, Taiwan and Korea. Kirin markets recombinant human erythropoietin and recombinant-methionyl human granulocyte colony-stimulating factor in the People's Republic of China under a separate agreement. Kirin-Amgen and Roche have an agreement to commercialize Filgrastim in certain territories not covered by the various Amgen/Roche agreements (see "--F. Hoffmann-La Roche Ltd"). Under this agreement, Roche markets Filgrastim in these countries and pays a royalty to Kirin-Amgen on these sales.

   In 1996, Kirin-Amgen licensed to Amgen and Kirin the rights to develop and market darbepoetin alfa. Amgen has been granted an exclusive license by Kirin-Amgen to manufacture and market darbepoetin alfa in the United States, all European countries, Canada, Australia, New Zealand, Mexico, all Central and South American countries, and certain countries in Central Asia, North Africa, and the Middle East. Kirin has been licensed by Kirin-Amgen with similar rights for darbepoetin alfa in Japan, the People's Republic of China, Taiwan, Korea, and certain other countries in Southeast Asia.

   Pursuant to the terms of agreements entered into with Kirin-Amgen, the Company conducts certain research and development activities on behalf of Kirin-Amgen and is paid for such services at negotiated rates. Included in "Corporate partner revenues" in the Company's Consolidated Financial Statements for the years ended December 31, 2001, 2000 and 1999, are $210.1 million, $221.0 million, and $138.5, respectively, related to these agreements.

   In connection with its various license agreements with Kirin-Amgen, the Company pays Kirin-Amgen royalties based on sales. During the years ended December 31, 2001, 2000, and 1999, Kirin-Amgen earned royalties from Amgen of $147.1 million, $140.8 million, and $128.1 million, respectively, under such agreements, which are included in "Cost of sales" in the Company's Consolidated Financial Statements.

  Yamanouchi Pharmaceutical Co., Ltd.

   In 1996, Amgen licensed to Yamanouchi the rights to develop, manufacture, and commercialize Interferon alfacon-1 for the treatment of hepatitis C viral infection and any additional indications around the world except in the United States and Canada. Amgen has earned certain milestones from Yamanouchi and will receive royalties on sales. Yamanouchi has granted to Amgen certain co-development and co-promotion/co-marketing rights in Japan, and certain co-development and co-promotion rights in the People's Republic of China.

  PRAECIS PHARMACEUTICALS INCORPORATED

   In March 1999, Amgen entered into a collaboration with Praecis relating to the exclusive right to develop and commercialize abarelix-depot for all indications, including prostate cancer and endometriosis in the United States, Canada, Australia, Japan, and several secondary markets. In December 2001, Amgen and Praecis terminated their agreement to jointly develop and commercialize abarelix-depot for all indications.

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

   In 1994, the Company acquired Synergen, a biotechnology company. The acquisition of Synergen principally added its inflammation program to Amgen's product candidate pipeline. Synergen Clinical Partners, L.P. ("SCP"), the general partner of which was a subsidiary of Synergen, was formed to fund development and commercialization of Kineret(TM) in certain geographic areas. As a result of the acquisition of Synergen, the general partner of SCP became a subsidiary of Amgen. In connection with the settlement of certain litigation relating to Synergen and SCP, Amgen acquired all of the limited partnership units of SCP. Amgen paid an amount in connection with the FDA approval of Kineret(TM), and will be required to pay additional amounts to the former limited partners that were members of the plaintiff class, other members of the plaintiff class, and their counsel if certain product revenues are realized.

   In 1997, Amgen and Guilford entered into an agreement granting Amgen worldwide rights for Guilford's neuroimmunophilin compounds, a novel class of small molecule, orally-active, neurotrophic agents. During 2001, Amgen elected to terminate its agreement with Guilford and return all rights to the neuroimmunophilin compounds.

   In 2000, Amgen licensed epratuzumab, a therapeutic antibody for the treatment of NHL, from Immunomedics. Under this agreement, Amgen has the rights to develop and commercialize epratuzumab in North America and Australia. Amgen has paid and will make additional payments if certain clinical and commercial milestones are achieved and will make royalty payments based on sales.

   In June 2001, Amgen licensed to InterMune the exclusive rights to develop and commercialize INFERGEN(R), as well as an early stage pegylated interferon product candidate being developed by Amgen, in the United States and Canada. Pursuant to the license agreement, Amgen supplies INFERGEN(R) to InterMune.

Proposed Merger with Immunex

   In December 2001, the Company signed a definitive agreement to acquire Immunex Corporation ("Immunex"). Immunex is a biopharmaceutical company dedicated to developing immune system science to protect human health. The transaction is expected to close in the second half of 2002, subject to various conditions, including Federal Trade Commission approval (see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Proposed Merger with Immunex").

Marketing

   Amgen uses wholesale distributors of pharmaceutical products as the principal means of distributing the Company's products to clinics, hospitals, and pharmacies. The Company monitors the financial condition of its larger distributors and limits its credit exposure by setting appropriate credit limits and requiring collateral from certain customers. Sales to three large wholesalers each accounted for more than 10% of total revenues for the year ended December 31, 2001. In 2001, sales to AmerisourceBergen Corporation were $1,470.1 million, sales to Cardinal Distribution were $535.8 million, and sales to McKesson Corporation were $459.8 million. For the years ended December 31, 2000 and 1999, sales to two wholesalers each accounted for more than 10% of total revenues. Sales to Bergen Brunswig Corporation were $1,233.4 million and $1,078.0 million for the years ended December 31, 2000 and 1999, respectively. Sales to Cardinal Distribution were $445.2 million and $438.2 million for the years ended December 31, 2000 and 1999, respectively.

   Dialysis providers are primarily reimbursed for EPOGEN(R) by the federal government through the End Stage Renal Disease Program ("ESRD Program") of Medicare. The ESRD Program reimburses approved providers for 80% of allowed dialysis costs; the remainder is paid by other sources, including Medicaid, private insurance, and to a lesser extent, state kidney patient programs. The ESRD Program reimbursement rate is established by Congress and is monitored by the Centers for Medicare & Medicaid Services ("CMS"). Changes in coverage and reimbursement policies could have a material adverse effect on EPOGEN(R) sales (see "Factors That May Affect Amgen--Our sales depend on payment and reimbursement from third party payors, and a reduction in the payment rate or reimbursement could result in decreased use or sales of our products.").

   Aranesp(TM) is reimbursed by both private and public payors, and changes in coverage and reimbursement policies of these payors could have a material adverse effect on sales of Aranesp(TM) (see "Factors That May Affect Amgen--Our sales depend on payment and reimbursement from third party payors, and a reduction in the payment rate or reimbursement could result in decreased use or sales of our products."). Aranesp(TM) is marketed by the Company in the United States, Europe, Australia, and New Zealand.

   NEUPOGEN(R) is reimbursed by both private and public payors, and changes in coverage and reimbursement policies of these payors could have a material adverse effect on sales of NEUPOGEN(R) (see "Factors That May Affect Amgen--Our sales depend on payment and reimbursement from third party payors, and a reduction in the payment rate or reimbursement could result in decreased use or sales of our products.").

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

   Kineret(TM) is sold by the Company in the United States. Kineret(TM) is reimbursed through both private and public sources, with primary reimbursement through private payors (see "Factors That May Affect Amgen--Our sales depend on payment and reimbursement from third party payors, and a reduction in the payment rate or reimbursement could result in decreased use or sales of our products.").

Competition

   Competition among biotechnology, pharmaceutical, and other companies that research, develop, manufacture, or market pharmaceuticals is intense and is expected to increase. See "Factors That May Affect Amgen--We face substantial competition, and others may discover, develop, acquire or commercialize products before or more successfully than we do.". Some competitors, principally large pharmaceutical companies, have greater clinical, research, regulatory, and marketing resources and experience than the Company, particularly in the area of small molecule therapeutics. In addition, certain specialized biotechnology firms have entered into cooperative arrangements with major companies for development and commercialization of products, creating an additional source of competition. The Company faces product competition from firms in the United States, countries of the EU, Canada, Australia, and elsewhere. Additionally, some of the Company's competitors, including biotechnology and pharmaceutical companies, are actively engaged in the research and development in areas where the Company is also developing product candidates, as more fully discussed below.

   The introduction of new products or the development of new processes by competitors or new information about existing products may result in product replacements or price reductions, even for products protected by patents. In addition, the timing of entry of a new product into the market can be an important factor in determining the product's eventual success and profitability. Early entry may have important advantages in gaining product acceptance and market share. Accordingly, in some cases, the relative speed with which the Company can develop products, complete the testing and approval process, and supply commercial quantities of the product to the market is expected to be important to Amgen's competitive position. Competition among pharmaceutical products approved for sale also may be based on, among other things, patent position, product efficacy, safety, reliability, availability, and price.

   A significant amount of research and development in the biotechnology industry is conducted by small companies, academic institutions, governmental agencies, and other public and private research organizations. These entities may seek patent protection and enter into licensing arrangements to collect royalties for use of technology or for the sale of products they have discovered or developed. Amgen also may face competition in its licensing or acquisition activities from pharmaceutical companies and large biotechnology companies that also seek to acquire technologies or product candidates from these entities. Accordingly, the Company may have difficulty acquiring technologies or product candidates on acceptable terms. Additionally, the Company competes with these entities and with pharmaceutical and biotechnology companies to attract and retain qualified scientific and technical personnel.

  Nephrology

   Any products or technologies that are directly or indirectly successful in addressing anemia could negatively impact the market for EPOGEN(R) or for Aranesp(TM). Aranesp(TM) directly competes with other currently marketed products which treat anemia, including EPOGEN(R) and the recombinant human erythropoietin product marketed by Johnson & Johnson (see "Products--EPOGEN(R) (Epoetin alfa)" and "Products--Aranesp(TM) (darbepoetin alfa)"). Aventis Pharmaceuticals Inc. ("Aventis") is developing gene-activated erythropoietin for the treatment of anemia (see "Item 3. Legal Proceedings--Transkaryotic Therapies and Aventis litigation"). Baxter International Inc. is developing epoetin omega for the treatment of anemia. Roche is developing a pegylated erythropoietin product for the treatment of anemia.

   The calcimimetic program could face competition from products currently marketed by Abbott Laboratories, Bone Care International, Inc., Genzyme Corporation, and Roche which treat secondary HPT. In addition, another product to treat HPT is currently being developed by Chugai Pharmaceuticals Co., Ltd. ("Chugai").

  Cancer

   Any products or technologies that are directly or indirectly successful in addressing anemia associated with chemotherapy could negatively impact the market for Aranesp(TM). Aranesp(TM) would directly compete with other currently marketed products which treat anemia associated with chemotherapy, the recombinant human erythropoietin product marketed by Johnson & Johnson (see "Products--EPOGEN(R) (Epoetin alfa)"). In Europe, Aranesp(TM) would directly compete with other erythropoietin products marketed by Ortho Biotech/Janssen-Cilag/Johnson & Johnson and Roche. Aventis is developing gene-activated erythropoietin for the treatment of anemia (see "Item 3. Legal Proceedings--Transkaryotic Therapies and Aventis litigation"). Baxter International Inc. is developing epoetin omega for the treatment of anemia. Roche is developing a pegylated erythropoietin product for the treatment of anemia.

   Any products or technologies that are directly or indirectly successful in addressing neutropenia associated with chemotherapy could negatively impact the markets for NEUPOGEN(R) and Neulasta(TM). NEUPOGEN(R) currently faces and Neulasta(TM) will face (when launched) market competition from a competing CSF product, granulocyte macrophage colony stimulating factor ("GM-CSF"), and from the chemoprotectant, amifostine. Potential future sources of competition include other G-CSF products, GM-CSF products, FLT-3 ligand, myelopoietin, PGG-glucan, promegapoietin, and progenipoietin, among others. Once launched, Neulasta(TM) may impact NEUPOGEN(R) sales as health care providers in the U.S. may transition from administering NEUPOGEN(R) to Neulasta(TM).

   Chugai markets a G-CSF product in Japan as an adjunct to chemotherapy and as a treatment for BMT patients. Chugai and Aventis market a G-CSF product in certain EU countries as an adjunct to chemotherapy and as a treatment in BMT settings. Chugai, through its licensee, AMRAD, markets this G-CSF product in Australia as an adjunct to chemotherapy and as a treatment for BMT patients. Under an agreement with Amgen, Chugai is precluded from selling its G-CSF product in the United States, Canada, and Mexico.

   Immunex markets GM-CSF under the trademark LEUKINE(R) in the United States for BMT and PBPC transplant patients and as an adjunct to chemotherapy treatments for acute non-lymphocytic leukemia ("ANLL") and AML. Immunex is also pursuing other indications for its GM-CSF product including as an adjunct to chemotherapy outside the limited settings of ANLL and AML. In connection with proposed merger between Amgen and Immunex, Immunex intends to divest of LEUKINE(R) (see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Proposed Merger with Immunex"). Novartis AG markets another GM-CSF product for use in BMT patients and as an adjunct to chemotherapy in the EU and certain other countries. This GM-CSF product is currently being developed for similar indications in the United States and Canada. Nartograstim, a modified G-CSF protein, is sold by Kyowa Hakko Kogyo Co., Ltd. in Japan.

   Many companies are developing products that promote wound healing, soft tissue regeneration, and chemoprotection. Companies such as Human Genome Sciences, Inc., Genetics Institute, Inc., MedImmune, Inc., and IntraBiotics Pharmaceuticals, Inc. are currently among many companies that are developing products which could be potential competitors for KGF.

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

  Inflammation

   Kineret(TM) and sTNF-RI could face competition in some circumstances from a number of companies developing or marketing rheumatoid arthritis treatments. Current anti-arthritic treatments include generic methotrexate and other products marketed by, among others, Centocor, Inc./Johnson & Johnson, Immunex/American Home Products Corporation, Merck & Co., Inc., Pharmacia Corporation, Novartis AG, and Sanofi-Synthelabo. In addition, a number of companies have cytokine inhibitors in development including Abbott Laboratories, GlaxoSmithKline plc, Pharmacia Corporation, and Taisho Pharmaceutical Co., Ltd.

  Neurology and Metabolism

   Many companies currently market or are believed to be developing obesity treatments that could compete with the leptin program. Potential future competitors include Millennium Pharmaceuticals, Inc. (in collaboration with Roche), Neurogen Corporation (in collaboration with Pfizer Inc.), Bristol Myers Squibb Company, Novartis AG, Eli Lilly and Company, and Merck & Co., Inc. Abbott Laboratories and Roche currently market obesity treatments in various countries.

Research and Development

   The Company's primary sources of new product candidates are internal research and acquisition and licensing from third parties. Amgen's internal research capabilities include an expertise in secreted protein therapeutics. The Company's discovery program may yield targets that lead to the development of therapeutics delivered as proteins, small molecules, or monoclonal antibodies. Amgen has only recently entered the small molecule field. To supplement its small molecule discovery program, in December 2000, Amgen acquired Kinetix Pharmaceuticals, Inc. ("Kinetix"), a privately held company that focused on the discovery of small molecule drugs that inhibit protein kinases, a key class of biological regulators (see Note 11 to the Consolidated Financial Statements). Research and development expenses for the years ended December 31, 2001, 2000, and 1999 were $865.0 million, $845.0 million, and $822.8 million, respectively. Additionally, the Company recorded a $30.1 million write-off of acquired in-process research and development during the year ended December 31, 2000 arising from the acquisition of Kinetix (see Note 4 to the Consolidated Financial Statements).

Government Regulation

   Regulation by governmental authorities in the United States and other countries is a significant factor in the production and marketing of the Company's products and its ongoing research and development activities (see "Factors That May Affect Amgen--Our current products and products in development cannot be sold if we do not obtain and maintain regulatory approval.").

   In order to clinically test, manufacture, and market products for therapeutic use, Amgen must satisfy mandatory procedures and safety and effectiveness standards established by various regulatory bodies. In the United States, the Federal Food, Drug, and Cosmetic Act, as amended, and the regulations promulgated thereunder, and other federal and state statutes and regulations govern, among other things, the testing, manufacture, labeling, storage, record keeping, approval, advertising, and promotion of the Company's products on a product-by-product basis. Product development and approval within this regulatory framework takes a number of years and involve the expenditure of substantial resources. After laboratory analysis and preclinical testing in animals, an investigational new drug application is filed with the FDA to begin human testing. Typically, a three-phase human clinical testing program is then undertaken. In phase 1, small clinical trials are conducted to determine the safety of the product. In phase 2, clinical trials are conducted to assess safety, acceptable dose, and gain preliminary evidence of the efficacy of the product. In phase 3, clinical trials are conducted to provide sufficient data for the statistically valid proof of safety and efficacy. The time and expense required to perform this clinical testing can vary and is substantial. No action can be taken to market any new drug or biologic product in the United States until an appropriate marketing application has been approved by the FDA. Even after initial FDA approval has been obtained, further clinical trials may be required to provide additional data on safety and effectiveness and are required to gain clearance for the use of a product as a treatment for indications other than those initially approved. In addition, side effects or adverse events that are reported during clinical trials can delay, impede, or prevent marketing approval. Similarly, adverse events that are reported after marketing approval can result in additional limitations being placed on the product's use and, potentially, withdrawal of the product from the market. Any adverse event, either before or after marketing approval, can result in product liability claims against the Company.

   In addition to regulating and auditing human clinical trials, the FDA regulates and inspects equipment, facilities, and processes used in the manufacturing of such products prior to providing approval to market a product. If after receiving clearance from the FDA, a material change is made in manufacturing equipment, location, or process, additional regulatory review may be required. The Company also must adhere to current Good Manufacturing Practice and product-specific regulations enforced by the FDA through its facilities inspection program. The FDA also conducts regular, periodic visits to re-inspect equipment, facilities, and processes following the initial approval. If, as a result of these inspections, the FDA determines that the Company's equipment, facilities, or processes do not comply with applicable FDA regulations and conditions of product approval, the FDA may seek civil, criminal, or administrative sanctions and/or remedies against Amgen, including the suspension of the Company's manufacturing operations.

   In the EU countries, Canada, and Australia, regulatory requirements and approval processes are similar in principle to those in the United States. Additionally, depending on the type of drug for which approval is sought, there are currently two potential tracks for marketing approval in the EU countries: mutual recognition and the centralized procedure. These review mechanisms may ultimately lead to approval in all EU countries, but each method grants all participating countries some decision making authority in product approval.

   The Company is also subject to various federal and state laws pertaining to health care "fraud and abuse," including anti-kickback laws and false claims laws. Anti-kickback laws make it illegal for a prescription drug manufacturer to solicit, offer, receive, or pay any remuneration in exchange for, or to induce, the referral of business, including the purchase or prescription of a particular drug. The federal government has published regulations that identify "safe harbors" or exemptions for certain payment arrangements that do not violate the anti-kickback statutes. The Company seeks to comply with the safe harbors where possible. Due to the breadth of the statutory provisions and the absence of guidance in the form of regulations or court decisions addressing some of the Company's practices, it is possible that the Company's practices might be challenged under anti-kickback or similar laws. False claims laws prohibit anyone from knowingly and willingly presenting, or causing to be presented for payment to third party payors (including Medicare and Medicaid) claims for reimbursed drugs or services that are false or fraudulent, claims for items or services not provided as claimed, or claims for medically unnecessary items or services. Amgen's activities relating to the sale and marketing of its products may be subject to scrutiny under these laws. Violations of fraud and abuse laws may be punishable by criminal and/or civil sanctions, including fines and civil monetary penalties, as well as the possibility of exclusion from federal health care programs (including Medicare and Medicaid). If the government were to allege against or convict the Company of violating these laws, there could be a material adverse effect on the Company, including its stock price. The Company's activities could be subject to challenge for the reasons discussed above and due to the broad scope of these laws and the increasing attention being given to them by law enforcement authorities.

   Since 1991, the Company has participated in the Medicaid rebate program established by the Omnibus Budget Reconciliation Act of 1990, and under amendments of that law that became effective in 1993, participation has included extending comparable discounts under the Public Health Service ("PHS") pharmaceutical pricing program. Under the Medicaid rebate program, the Company pays a rebate for each unit of its product reimbursed by Medicaid. The amount of the rebate for each product is set by law as a minimum 15.1% of the average manufacturer price ("AMP") of that product, or if it is greater, the difference between AMP and the best price available from the Company to any customer. The rebate amount also includes an inflation adjustment if AMP increases faster than inflation. The PHS pricing program extends discounts comparable to the Medicaid rebate to a variety of community health clinics and other entities that receive health services grants from the PHS, as well as hospitals that serve a disproportionate share of poor Medicare and Medicaid beneficiaries. The rebate amount is recomputed each quarter based on the Company's reports of its current average manufacturer price and best price for each of its products to the Health Care Financing Administration ("HCFA"). The terms of the Company's participation in the program impose an obligation to correct the prices reported in previous quarters, as may be necessary. Any such corrections could result in an overage or underage in the Company's rebate liability for past quarters, depending on the direction of the correction. In addition to retroactive rebates (and interest, if any), if the Company were found to have knowingly submitted false information to the government, in addition to other penalties available to the government, the statute provides for civil monetary penalties in the amount of $100,000 per item of false information.

   The Company also makes its products available to authorized users of the Federal Supply Schedule ("FSS") of the General Services Administration. Since 1993, as a result of the Veterans Health Care Act of 1992 (the "VHC Act"), federal law has required that product prices for purchases by the Veterans Administration, the Department of Defense, Coast Guard, and the PHS (including the Indian Health Service) be discounted by a minimum of 24% off the AMP to non-federal customers (the non-federal average manufacturer price, "non-FAMP"). The Company's computation and report of non-FAMP is used in establishing the price, and the accuracy of the reported non-FAMP may be audited by the government under applicable federal procurement laws. Among the remedies available to the government for infractions of these laws is recoupment of any overages paid by FSS users during the audited years. In addition, if the Company were found to have knowingly reported a false non-FAMP, the VHC Act provides for civil monetary penalties of $100,000 per item that is incorrect.

   Amgen is also subject to regulation under the Occupational Safety and Health Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act, and other current and potential future federal, state, or local regulations. The Company's research and development activities involve the controlled use of hazardous materials, chemicals, biological materials, and various radioactive compounds. The Company believes that its procedures comply with the standards prescribed by state and federal regulations; however, the risk of injury or accidental contamination cannot be completely eliminated. Amgen's research and manufacturing activities also are conducted in voluntary compliance with the National Institutes of Health Guidelines for Recombinant DNA Research.

   Additionally, the U.S. Foreign Corrupt Practices Act, to which the Company is subject, prohibits corporations and individuals from engaging in certain activities to obtain or retain business or to influence a person working in an official capacity. It is illegal to pay, offer to pay, or authorize the payment of anything of value to any foreign government official, government staff member, political party, or political candidate in an attempt to obtain or retain business or to otherwise influence a person working in an official capacity. The Company's present and future business has been and will continue to be subject to various other laws and regulations.

Patents and Trademarks

   Patents are very important to the Company in establishing proprietary rights to the products it has developed or licensed. The patent positions of pharmaceutical and biotechnology companies, including the Company, can be uncertain and involve complex legal, scientific, and factual questions. See "Factors That May Affect Amgen--If our intellectual property positions are challenged, invalidated or circumvented, or if we fail to prevail in present and future intellectual property litigation, our business could be adversely affected.".

   The Company has filed applications for a number of patents, has been granted patents, or has obtained rights relating to its erythropoietin, G-CSF, darbepoetin alfa, pegfilgrastim, anakinra, consensus interferon and various potential products. In the United States, the U.S. Patent and Trademark Office (the "USPTO") has issued to the Company or the Company has obtained rights to patents relating to erythropoietin that generally cover DNA and host cells (issued in 1987); processes for making erythropoietin (issued in 1995 and 1997); certain product claims to erythropoietin (issued in 1996 and 1997); cells that make certain levels of erythropoietin (issued in 1998); and pharmaceutical compositions of erythropoietin (issued in 1999). These patents have varying expiration dates, with the latest erythropoietin related patents expiring in 2015; all other patents expire earlier. The USPTO has also issued to the Company or the Company has obtained rights to patents relating to aspects of DNA, vectors, cells, and processes relating to recombinant G-CSF (issued in 1989); other aspects of DNA, vectors, cells, and processes relating to recombinant G-CSF (issued in 1991); G-CSF polypeptides (issued in 1996); methods of treatment using G-CSF polypeptides (issued in 1996); methods of enhancing bone marrow transplantation and treating burn wounds (issued in 1997); methods for recombinant production of G-CSF (issued in 1998); and analogs of G-CSF (issued in 1999). The last to issue G-CSF patents expire in 2013; all other patents expire earlier. Additionally, U.S. and EU patents pertaining to pegylated G-CSF (pegfilgrastim) expire in 2015. The patent relating to erythropoietin for the EU expires in 2004. The patent relating to G-CSF for the EU expires in 2006. The Company has been granted or has obtained rights to two patents in the EU relating to darbepoetin alfa and hyperglycosylated erythropoietic proteins which expire in 2014 and 2010, respectively. The Company has been granted or has obtained rights to a patent on DNA encoding anakinra in the United States which expires in 2008 and has been granted or has obtained rights to patents in the countries adhering to the European Patent Office on anakinra and the DNA encoding it which expire in 2009; the Company has applied, or plans to apply, for extensions of anakinra patents.

   There can be no assurance that Amgen's patents or licensed patents will afford legal protection against competitors or provide significant proprietary protection or competitive advantage. In addition, Amgen's patents or licensed patents could be held invalid or unenforceable by a court, or infringed or circumvented by others, or others could obtain patents that the Company would need to license or circumvent. Competitors or potential competitors may have filed patent applications or received patents, and may obtain additional patents and proprietary rights relating to proteins, small molecules, compounds, or processes competitive with those of the Company. Additionally, for certain of the Company's product candidates, competitors, or potential competitors may claim that their existing or pending patents prevent the Company from commercializing such product candidates in certain territories.

   In general, the Company has obtained licenses from various parties which it deems to be necessary or desirable for the manufacture, use, or sale of its products. These licenses generally require Amgen to pay royalties to the parties on product sales. In addition, other companies have filed patent applications or have been granted patents in areas of interest to the Company. There can be no assurance any licenses required under such patents will be available for license on acceptable terms or at all. The Company is engaged in various legal proceedings relating to certain of its patents. See "Item 3. Legal Proceedings".

   Trade secret protection for its unpatented confidential and proprietary information is important to Amgen. To protect its trade secrets, the Company generally requires its employees, material consultants, scientific advisors, and parties to collaboration and licensing agreements to execute confidentiality agreements upon the commencement of employment, the consulting relationship, or the collaboration or licensing arrangement with the Company. However, others could either develop independently the same or similar information or obtain access to Amgen's proprietary information.

   The Company has obtained U.S. registration of its EPOGEN(R), NEUPOGEN(R), and INFERGEN(R) trademarks. In addition, these trademarks have been registered in other countries. The Company also has trademark protection for its product names Aranesp(TM), Kineret(TM), and Neulasta(TM) and is currently seeking U.S. registration of these trademarks.

Manufacturing and Raw Materials

   Amgen has manufacturing facilities which produce commercial quantities of Epoetin alfa, NEUPOGEN(R), Aranesp(TM), Kineret(TM), Neulasta(TM), and INFERGEN(R) (see "Item 2. Properties"). Additionally, the Company supplies Epoetin alfa to Johnson & Johnson under a supply agreement. There can be no assurance that the Company will be able to accurately anticipate future demand for Epoetin alfa, NEUPOGEN(R), Aranesp(TM), Kineret(TM), Neulasta(TM), and INFERGEN(R) or maintain adequate manufacturing capacity (see "Factors That May Affect Amgen--We plan to grow rapidly, and if we fail to adequately manage that growth our business could be adversely impacted.").

   Certain raw materials necessary for the Company's commercial manufacturing of its products are proprietary products of other companies, and in some cases, such proprietary products are specifically cited in the Company's drug application with the FDA such that they must be obtained from that specific, sole source. The Company currently attempts to manage the risk associated with such sole sourced raw materials by active inventory management and alternate source development, where feasible. Amgen attempts to remain apprised of the financial condition of its suppliers, their ability to supply the Company's needs and the market conditions for these raw materials. Also, certain of the raw materials required in the commercial manufacturing of the Company's products are derived from biological sources. The Company is investigating screening procedures with respect to certain biological sources and alternatives to them. Raw materials may be subject to contamination and/or recall. A material shortage, contamination, and/or recall could adversely impact or disrupt Amgen's commercial manufacturing of its products.

Human Resources

   As of December 31, 2001, the Company had approximately 7,700 employees, including approximately 70 part-time employees, of which approximately 3,800 were engaged in research and development, approximately 1,800 were engaged in sales and marketing, and approximately 2,100 were engaged in other activities. There can be no assurance that the Company will be able to continue attracting and retaining qualified personnel in sufficient numbers to meet its needs. None of the Company's employees are covered by a collective bargaining agreement, and the Company has experienced no work stoppages. The Company considers its employee relations to be good.

Executive Officers of the Registrant

   The executive officers of the Company, their ages as of February 26, 2002 and positions are as follows:

   Mr. Kevin W. Sharer, age 53, has served as a director of the Company since November 1992. He became Chief Executive Officer and President in May 2000 and Chairman of the Board in December 2000, having served as President and Chief Operating Officer from October 1992 to May 2000. From April 1989 to October 1992, Mr. Sharer served as President of the Business Markets Division of MCI Communications Corporation, a telecommunications company, and from February 1984 to March 1989 served in numerous executive capacities at General Electric Company. Mr. Sharer also serves as a director of Unocal Corporation and Minnesota Mining & Manufacturing Co.

   Dr. Fabrizio Bonanni, age 55, became Senior Vice President, Quality and Compliance in April 1999. From December 1997 to April 1999, Dr. Bonanni served as the Corporate Vice President for Regulatory/Clinical Affairs for Baxter International Inc. ("Baxter"), a pharmaceutical company, from November 1994 to December 1997, as Corporate Vice President, Quality System, and beginning in 1974, held a variety of quality, regulatory and manufacturing positions with Baxter in Europe and in the U.S. Dr. Bonanni currently serves on the Board of Directors of Aaestrom Biosciences Inc.

   Dr. Dennis M. Fenton, age 50, became Executive Vice President in March 2000, having served as Senior Vice President, Operations, from January 1995 to March 2000, as Senior Vice President, Sales and Marketing from August 1992 to January 1995, and as Vice President, Process Development, Facilities and Manufacturing Services from July 1991 to August 1992. Dr. Fenton also served as Vice President, Pilot Plant Operations and Clinical Manufacturing, from October 1988 to July 1991, and as Director, Pilot Plant Operations, from 1985 to October 1988. Dr. Fenton also serves on the Board of Directors of Aviron and is a member of the Compensation Committee.

   Mr. Brian M. McNamee, age 45, became Senior Vice President, Human Resources in June 2001. From November 1999 to June 2001, Mr. McNamee served as Vice President of Human Resources at Dell Computer Corp. From July 1988 to November 1999, Mr. McNamee held human resource positions at General Electric, including serving as Senior Vice President Human Resources for the National Broadcasting Corporation ("NBC") from 1998 to 1999.

   Mr. George J. Morrow, age 49, became Executive Vice President of Worldwide Sales and Marketing, in January 2001. From January 1999 until December 2000, Mr. Morrow was President and Chief Executive Officer of

Glaxo Wellcome Inc. ("Glaxo"), a subsidiary of GlaxoSmithKline plc. From January 1997 until December 1998, Mr. Morrow was Managing Director of Glaxo Wellcome U.K., also a subsidiary of GlaxoSmithKline plc. From May 1993 until December 1996, Mr. Morrow was Group Vice President for Commercial Operations of Glaxo.

   Mr. Richard D. Nanula, age 41, became Executive Vice President, Finance, Strategy and Communications in May 2001. He also became Chief Financial Officer in August 2001. From November 1999 to February 2001, Mr. Nanula was Chairman and Chief Executive Officer of Broadband Sports, Inc., an internet media company. From March 1998 to May 1999, Mr. Nanula was President and Chief Operating Officer of Starwood Hotels & Resorts Worldwide, a worldwide hotel and gaming company. From August 1986 to March 1998, Mr. Nanula was at the Walt Disney Company where he held several positions including Senior Executive Vice President and Chief Financial Officer and President of Disney Stores Worldwide.

   Mr. Steven M. Odre, age 52, became Senior Vice President, General Counsel and Secretary in March 2000, having served as Vice President, Intellectual Property, and Associate General Counsel since October 1988, and as Associate General Counsel from March 1988 to October 1988. From May 1986 to March 1988, Mr. Odre served as Director of Intellectual Property.

   Dr. Roger M. Perlmutter, age 49, became Executive Vice President of Research and Development in January 2001. From July 1999 to December 2000, Dr. Perlmutter was Executive Vice President, Worldwide Basic Research and Preclinical Development of Merck Research Laboratories ("Merck"), and from February 1999 to July 1999 served as Executive Vice President of Merck, and from February 1997 to January 1999 as Senior Vice President of Merck. From May 1989 to January 1997, Dr. Perlmutter was also Chairman of the Department of Immunology, University of Washington, and from January 1991 to January 1997, Professor in the Departments of Immunology, Biochemistry and Medicine, University of Washington, and from October 1991 to January 1997, Investigator, the Howard Hughes Medical Institute at the University of Washington.
Dr. Perlmutter currently serves on the Board of Directors of Stem Cells, Inc.

   Mr. Barry D. Schehr, age 46, became Vice President, Financial Operations and Chief Accounting Officer in May 2000, having served as Vice President, Accounting and Financial Operations from March 2000 to May 2000 and as Director of Internal Audit from February 1997 to February 2000. From October 1989 to January 1997, Mr. Schehr was a partner with Ernst & Young LLP, an accounting firm.

   Dr. Beth C. Seidenberg, age 45, became Senior Vice President, Development of the Company in January 2002. From September 2001 to December 2001, Dr. Seidenberg was Senior Vice President, Global Development of Bristol-Myers Squibb Company ("Bristol-Myers"). From May 2000 to September 2001, Dr. Seidenberg served as Senior Vice President, Clinical Development & Life Cycle Management, and from April 2000 to May 2000 as Vice President, Clinical Immunology/Pulmonary/Dermatology of Bristol-Myers. From July 1998 to March 2000, Dr. Seidenberg was Vice President, Pulmonary-Immunology of Merck Research Laboratories ("Merck"). From June 1989 to June 1998, Dr. Seidenberg held several director positions at Merck, including Executive Director.

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

  Our product development efforts may not result in commercial products.

   We intend to continue an aggressive product development program. Successful product development in the biotechnology industry is highly uncertain, and very few research and development projects produce a commercial product. Product candidates that appear promising in the early phases of development, such as in early human clinical trials, may fail to reach the market for a number of reasons, such as:

    -- the product candidate did not demonstrate acceptable clinical trial results even though it demonstrated positive preclinical trial results

    -- the product candidate was not effective in treating a specified condition or illness

    -- the product candidate had harmful side effects on humans

    -- the necessary regulatory bodies such as the U.S. Food and Drug
       Administration, did not approve our product candidate for an intended use

    -- the product candidate was not economical for us to manufacture and commercialize

    -- other companies or people have or may have proprietary rights to our product candidate, such as patent rights, and will not let us sell it on reasonable terms, or at all

    -- the product candidate is not cost effective in light of existing therapeutics

   Several of our product candidates have failed at various stages in the product development process, including Brain Derived Neurotrophic Factor ("BDNF"), Megakaryocyte Growth and Development Factor ("MGDF") and Glial Cell-line Derived Neurotrophic Factor ("GDNF"). For example, in 1997, we announced the failure of BDNF for the treatment of amyotrophic lateral sclerosis, or Lou Gehrig's Disease, because the product candidate, when administered by injection, did not produce acceptable clinical results for a specific use after a phase 3 trial, even though BDNF had progressed successfully through preclinical and earlier clinical trials. In addition, in 1998, we discontinued development of MGDF, a novel platelet growth factor, at the phase 3 trial stage after several people in platelet donation trials developed low platelet counts and neutralizing antibodies. In 1999 we discontinued development of GDNF after a phase 1/2 trial of GDNF in Parkinson's disease failed to demonstrate a statistically significant benefit. Of course, there may be other factors that prevent us from marketing a product. We cannot guarantee we will be able to produce commercially successful products. Further, clinical trial results are frequently susceptible to varying interpretations by scientists, medical personnel, regulatory personnel, statisticians, and others which may delay, limit, or prevent further clinical development or regulatory approvals of a product candidate. Also, the length of time that it takes for us to complete clinical trials and obtain regulatory approval for product marketing has in the past varied by product and by the intended use of a product. We expect that this will likely be the case with future product candidates and we cannot predict the length of time to complete necessary clinical trials and obtain regulatory approval. See "- Our current products and products in development cannot be sold if we do not obtain and maintain regulatory approval."

  Our current products and products in development cannot be sold if we do not obtain and maintain regulatory approval.

   We conduct research, preclinical testing, and clinical trials and we manufacture our product candidates. We also manufacture, price, sell, distribute, and market our products for their approved indications. These activities are subject to extensive regulation by numerous state and federal governmental authorities in the U.S., such as the FDA and HCFA, as well as by foreign countries, including the European Union. Currently, we are required in the U.S. and in foreign countries to obtain approval from those countries' regulatory authorities before we can market and sell our products in those countries. In our experience, obtaining regulatory approval is costly and takes many years, and after it is obtained, it remains costly to maintain. The FDA and other U.S. and foreign regulatory agencies have substantial discretion to terminate clinical trials, require additional testing, delay or withhold registration and marketing approval, and mandate product withdrawals. EPOGEN(R), Kineret(TM), and Neulasta(TM) are currently approved in the U.S. and NEUPOGEN(R) and Aranesp(TM) are currently approved in the

U.S., the EU, and in some other foreign countries for specific uses. We currently manufacture EPOGEN(R), NEUPOGEN(R), Aranesp(TM), Kineret(TM), Neulasta(TM), and INFERGEN(R) and market EPOGEN(R), NEUPOGEN(R), Aranesp(TM), and Kineret(TM), and we plan to manufacture and market many of our potential products. Even though we have obtained regulatory approval for EPOGEN(R), NEUPOGEN(R), Aranesp(TM), Kineret(TM), Neulasta(TM), and INFERGEN(R), these products and our manufacturing processes are subject to continued review by the FDA and other regulatory authorities. In addition, later discovery of unknown problems with our products or manufacturing processes could result in restrictions on such products or manufacturing processes, including potential withdrawal of the products from the market. If regulatory authorities determine that we have violated regulations or if they restrict, suspend, or revoke our prior approvals, they could prohibit us from manufacturing or selling EPOGEN(R), NEUPOGEN(R), Aranesp(TM), Kineret(TM), Neulasta(TM), and INFERGEN(R) until we comply or indefinitely. In addition, if regulatory authorities determine that we have not complied with regulations in the research and development of a product candidate, then they may not approve the product candidate and we will not be able to market and sell it. If we are unable to market and sell our products or product candidates, our business would be adversely affected.

  Guidelines and recommendations published by various organizations can reduce the use of our products.

   Government agencies promulgate regulations and guidelines directly applicable to us and to our products. However, professional societies, practice management groups, private health/science foundations, and organizations involved in various diseases from time to time may also publish guidelines or recommendations to the health care and patient communities. Recommendations of government agencies or these other groups/organizations may relate to such matters as usage, dosage, route of administration, and use of concomitant therapies. Organizations like these have in the past made recommendations about our products. Recommendations or guidelines that are followed by patients and health care providers could result in decreased use of our products. In addition, the perception by the investment community or stockholders that recommendations or guidelines will result in decreased use of our products could adversely affect prevailing market prices for our common stock.

  Our sales depend on payment and reimbursement from third party payors, and a reduction in the payment rate or reimbursement could result in decreased use or sales of our products.

   In both domestic and foreign markets, sales of our products are dependent, in part, on the availability of reimbursement from third party payors such as state and federal governments, under programs such as Medicare and Medicaid in the U.S., and private insurance plans. In certain foreign markets, the pricing and profitability of our products generally are subject to government controls. In the U.S., there have been, and we expect there will continue to be, a number of state and federal proposals that could limit the amount that state or federal governments will pay to reimburse the cost of drugs. In addition, we believe the increasing emphasis on managed care in the U.S. has and will continue to put pressure on the price and usage of our products, which may adversely impact product sales. Further, when a new therapeutic product is approved, the availability of governmental and/or private reimbursement for that product is uncertain, as is the amount for which that product will be reimbursed. We cannot predict the availability or amount of reimbursement for our recently approved products or product candidates, including those at a late stage of development, and current reimbursement policies for existing products may change at any time. For example, we believe that sales of Aranesp(TM) are and will be affected by government and private payor reimbursement policies.

   If reimbursement for EPOGEN(R) and NEUPOGEN(R) changes adversely or if we fail to obtain adequate reimbursement for our other current or future products, health care providers may limit how much or under what circumstances they will administer them, which could reduce the use of our products or cause us to reduce the price of our products. This could result in lower product sales or revenues which could have a material adverse effect on us and our results of operations. For example, in the U.S. the use of EPOGEN(R) in connection with treatment for end stage renal disease is funded primarily by the U.S. federal government. In early 1997, HCFA instituted a reimbursement change for EPOGEN(R) which adversely affected Amgen's EPOGEN(R) sales, until the policies were revised. Therefore, as in the past, EPOGEN(R) sales could be adversely affected by future changes in reimbursement rates or the basis for reimbursement by the federal government for the end stage renal disease program.

  If our intellectual property positions are challenged, invalidated or circumvented, or if we fail to prevail in present and future intellectual property litigation, our business could be adversely affected.

   The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and often involve complex legal, scientific, and factual questions. To date, there has emerged no consistent policy regarding breadth of claims allowed in such companies' patents. Third parties may challenge, invalidate, or circumvent our patents and patent applications relating to our products, product candidates, and technologies. In addition, our patent positions might not protect us against competitors with similar products or technologies because competing products or technologies may not infringe our patents. For certain of our product candidates, there are third parties who have patents or pending patents that they may claim prevent us from commercializing these product candidates in certain territories. Patent disputes are frequent, costly and can preclude commercialization of products. We are currently, and in the future may be, involved in patent litigation. For example, we are involved in ongoing patent infringement lawsuits against Transkaryotic Therapies, Inc. and Aventis with respect to our erythropoietin patents. The trial court decided in our favor on January 19, 2001, however, Transkaryotic Therapies, Inc. and Aventis have appealed the decision. If we ultimately lose these or other litigations we could be subject to competition and/or significant liabilities, we could be required to enter into third party licenses for the infringed product or technology, or we could be required to cease using the technology or product in dispute. In addition, we cannot guarantee that such licenses will be available on terms acceptable to us.

   Our success depends in part on our ability to obtain and defend patent rights and other intellectual property rights that are important to the commercialization of our products and product candidates. We have filed applications for a number of patents and have been granted patents or obtained rights relating to erythropoietin, recombinant G-CSF and our other products and potential products. We market our erythropoietin and G-CSF products as EPOGEN(R) and NEUPOGEN(R), respectively. In the United States, we have been issued or obtained rights to several patents relating to erythropoietin that generally cover DNA and host cells, processes for making erythropoietin, various product claims to erythropoietin, cells that make levels of erythropoietin, and pharmaceutical compositions of erythropoietin. We have also been issued or obtained rights to U.S. patents relating to G-CSF that cover aspects of DNA, vectors, cells, processes, polypeptides, methods of treatment using G-CSF polypeptides, methods of enhancing bone marrow transplantation, and treating burn wounds, methods for recombinant production of G-CSF and analogs of G-CSF. We also have been granted or obtained rights to a patent in the EU relating to erythropoietin and a patent in the EU relating to G-CSF, two patents in the EU relating to darbepoetin alfa and hyperglycosylated erythropoietic proteins, and a patent in the U.S. and a patent in the EU relating to anakinra.

  We face substantial competition, and others may discover, develop, acquire or commercialize products before or more successfully than we do.

   We operate in a highly competitive environment. Our products compete with other products or treatments for diseases for which our products may be indicated. For example, although we maintain a substantial share of the chemotherapy induced neutropenia market, NEUPOGEN(R) competes in certain circumstances against a product marketed by Immunex. EPOGEN(R) faces competition from other treatments for anemia in end stage renal disease patients in the U.S. Further, we believe that some of our newly approved products and late stage product candidates may face competition when and as they are approved and marketed. For example, Aranesp(TM) competes with an Epoetin alfa product marketed by Johnson & Johnson in certain anemia markets and Kineret(TM) competes in certain circumstances with rheumatoid arthritis products marketed by Immunex/American Home Products Corporation, Centocor Inc./Johnson & Johnson, and others. Additionally, some of our competitors, including biotechnology and pharmaceutical companies, market products or are actively engaged in research and development in areas where we are developing product candidates. Large pharmaceutical corporations may have greater clinical, research, regulatory, and marketing resources than we do. In addition, some of our competitors may have technical or competitive advantages over us for the development of technologies and processes. These resources may make it difficult for us to compete with them to successfully discover, develop, and market new products.

  Our operating results may fluctuate, and this fluctuation could cause financial results to be below expectations.

   Our operating results may fluctuate from period to period for a number of reasons. In budgeting our operating expenses, we assume that revenues will continue to grow; however, some of our operating expenses are fixed in the short term. Because of this, even a relatively small revenue shortfall may cause a period's results to be below our expectations or projections. A revenue shortfall could arise from any number of factors, some of which we cannot control. For example, we may face:

    -- lower than expected demand for our products

    -- changes in the government's or private payors' reimbursement policies for our products

    -- changes in wholesaler buying patterns

    -- increased competition from new or existing products

    -- fluctuations in foreign currency exchange rates

    -- changes in our product pricing strategies

   Of these, we would only have control over changes in our product pricing strategies and, of course, there may be other factors that affect our revenues in any given period.

  We plan to grow rapidly, and if we fail to adequately manage that growth our business could be adversely impacted.

   We have an aggressive growth plan that includes substantial and increasing investments in research and development, sales and marketing and facilities. Our plan has a number of risks, some of which we cannot control. For example:

    -- we may need to generate higher revenues to cover a higher level of operating expenses, and our ability to do so may depend on factors that we do not control

    -- we may need to attract and assimilate a large number of new employees

    -- we may need to manage complexities associated with a larger and faster growing organization

    -- we will need to accurately anticipate demand for the products we manufacture and maintain adequate manufacturing capacity, and our ability to do so may depend on factors that we do not control

   Of course, there may be other risks and we cannot guarantee that we will be able to successfully manage these or other risks.

  Our stock price is volatile, which could adversely affect your investment.

   Our stock price, like that of other biotechnology companies, is highly volatile. For example, in the fifty-two weeks prior to February 25, 2002, the trading price of our common stock has ranged from a high of $75.06 per share to a low of $45.44 per share. Our stock price may be affected by such factors as:

    -- clinical trial results

    -- product development announcements by us or our competitors

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

  The value of our common stock to be issued to Immunex shareholders in the merger will fluctuate.

   In the merger, Immunex shareholders will receive 0.44 of a share of our stock and $4.50 in cash for each share of Immunex common stock they own. As a result of Immunex shareholders receiving a portion of the merger consideration in shares of our stock, the value of the merger consideration to be received by Immunex shareholders will depend on the market price of our stock at the time the merger is completed. The market price of our stock at the closing of the merger will likely vary from time to time. These variations may be caused by a number of factors, including changes in the businesses, operations or prospects of Amgen or Immunex, the timing of the merger, regulatory considerations, and general market and economic conditions. See "--Our stock price is volatile, which could adversely affect your investment." Additionally, the payment of our common stock to Immunex shareholders in connection with the merger would dilute the share ownership of our existing common stockholders and may affect the value of our common stock. The merger consideration will not be adjusted for any increase or decrease in the market price of our stock or Immunex common stock.

  We may not realize all of the anticipated benefits of the merger.

   The success of the merger will depend, in part, on our ability to realize the anticipated synergies, cost savings, and growth opportunities from integrating the businesses of Immunex with the businesses of Amgen. Our success in realizing these benefits and the timing of this realization depend upon the successful integration of the operations of Immunex. The integration of two independent companies is a complex, costly, and time-consuming process. The difficulties of combining the operations of the companies include, among others:

    -- consolidating research and development and manufacturing operations

    -- retaining key employees

    -- consolidating corporate and administrative infrastructures

    -- coordinating sales and marketing functions

    -- preserving our and Immunex's research and development, distribution, marketing, promotion, and other important relationships

    -- minimizing the diversion of management's attention from ongoing business concerns

    -- coordinating geographically separate organizations

   We cannot assure you that the integration of Immunex with us will result in the realization of the full benefits anticipated by us to result from the merger.

  Our business and stock price may be adversely affected if the merger with Immunex is not completed.

   Our acquisition of Immunex is subject to several customary conditions, including obtaining clearance from governmental entities and the approvals of the transaction by our stockholders and those of Immunex. If our acquisition of Immunex is not completed, we could be subject to a number of risks that may adversely affect our business and stock price, including:

    -- the diversion of our management's attention from our day-to-day business and the disruption to our employees and our relationships with customers and joint venture partners as a result of efforts relating to the acquisition

    -- the market price of shares of our stock may decline to the extent that the current market price reflects a market assumption that the acquisition will be completed

    -- under certain circumstances, we could be required to pay Immunex a $475 million termination fee

    -- we must pay costs related to the merger, such as legal and accounting fees and a portion of the investment banking fees, and, under certain circumstances, could be required to reimburse Immunex for up to $15 million of costs

    -- we would not realize the benefits we expect by acquiring Immunex

Item 2.  PROPERTIES

   Amgen's principal executive offices and a majority of its administrative, manufacturing, and research and development facilities are located in forty buildings in Thousand Oaks, California. Thirty-six of the buildings are owned and four are leased. Adjacent to these buildings are facilities that are under construction and additional property for future expansion. The Thousand Oaks, California properties include manufacturing facilities licensed by various regulatory bodies that produce commercial quantities of Epoetin alfa, NEUPOGEN(R), Aranesp(TM), INFERGEN(R), and Neulasta(TM).

   Amgen owns two buildings and leases four buildings in Boulder, Colorado, housing research facilities and a manufacturing facility capable of producing commercial quantities of Kineret(TM). The Company has a manufacturing complex in Longmont, Colorado, that is licensed to produce commercial quantities of Epoetin alfa. Amgen also plans on using the Longmont facility to produce commercial quantities of Aranesp(TM). The Company has acquired approximately 159 acres of undeveloped land adjacent to the Longmont site to accommodate future expansion.

   Elsewhere in North America, the Company owns a distribution center in Louisville, Kentucky, and a research facility in Cambridge, Massachusetts. The Company leases administrative offices in Washington, D.C. and Canada, and five regional sales offices in the U.S.

   Outside North America, the Company has a manufacturing facility in Juncos, Puerto Rico, and a European packaging and distribution center in Breda, The Netherlands, which have been licensed by various regulatory bodies. In 2001, the Company purchased approximately 76 acres of undeveloped land adjacent to its current Juncos manufacturing facility to accommodate future expansion. The Company leases facilities in thirteen European countries, Australia, New Zealand, Japan, and Taiwan for administration, marketing, and/or research and development.

   Amgen believes that its existing facilities plus anticipated additions are sufficient to meet its current needs.

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

   In a separate matter, on July 30, 1997, Biogen filed a complaint in the Massachusetts District Court alleging that Amgen infringes claims 9 and 17 of the '702 Patent and the claims of the '642 and '658 Patents, identified above, by making and using the claimed subject matter in the United States in the manufacture of INFERGEN(R). In December 2001, the parties settled both actions. Pursuant to such settlement, the judge dismissed both actions with prejudice on December 28, 2001.

Genentech litigation

   On October 16, 1996, Genentech, Inc. ("Genentech") filed suit in the United States District Court for the Northern District of California (the "California Court") for infringement of U.S. Patent Nos. 4,704,362, 5,221,619, and 4,342,832 (the "'362, '619, and '832 Patents"), relating to vectors for expressing cloned genes and the methods for such expression. Genentech alleged that Amgen infringed its patents by manufacturing and selling NEUPOGEN(R). On February 10, 1997, Genentech served an additional counterclaim asserting U.S. Patent No. 5,583,013 (the "'013 Patent"), issued December 10, 1996.

   At a hearing held on May 29, 1998, the parties stipulated to the dismissal with prejudice of claims with respect to the '832 Patent. The judge issued a final claim construction ruling interpreting the '362, '619, and '013 Patent claims which, among other things, essentially limited the claim term "control region" to DNA taken from a single operon and not constructed from control elements derived from various operons. On October 12, 2000, the California Court entered Final Judgment in the Company's favor on the basis of no infringement. Genentech filed a notice of appeal. The parties filed briefs before the Federal Circuit Court of Appeals. Oral arguments were heard on October 9, 2001. The parties are currently awaiting a decision.

Transkaryotic Therapies and Aventis litigation

   On April 15, 1997, Amgen filed suit in the Massachusetts District Court against Transkaryotic Therapies, Inc. ("TKT") and Hoechst Marion Roussel, Inc. ("HMR"--now Aventis Pharmaceuticals Inc., together with TKT, the "Defendants") alleging infringement of three U.S. patents owned by Amgen that claim an erythropoietin product and processes for making erythropoietin. The suit sought an injunction preventing the Defendants from making, importing, using, or selling erythropoietin in the U.S. On October 7, 1999, Amgen filed an amended complaint, which added two additional patents to the litigation. Defendants' amended answer asserted that all five of the patents-in-suit were not infringed, were invalid or were unenforceable due to inequitable conduct.

   Amgen's motion for summary judgment of literal infringement was granted by the Massachusetts District Court on April 26, 2000 with respect to claim 1 of U.S. Patent No. 5,955,422 (the "'422 Patent"). On May 15, 2000, trial began in the Massachusetts District Court. On June 9, 2000, the Massachusetts District Court granted

Defendants' motion for non-infringement of U.S. Patent No. 5,618,698 (the "'698 Patent"), removing the '698 Patent from this action. On July 21, 2000, the Massachusetts District Court granted Amgen's motion for judgment on the Defendants' defenses of invalidity based upon anticipation and obviousness.

   On January 19, 2001, the Massachusetts District Court ruled that claims 2-4 of the '080 Patent, claims 1, 3, 4, and 6 of the '349 Patent and claim 1 of the '422 Patent were valid, enforceable, and infringed by TKT's EPO product and the cells used to make such product. The Massachusetts District Court also held that claim 7 of the '349 patent and claims 1, 2, and 9 of the '933 Patent were not infringed, and that if infringed the claims of the '933 patent would be invalid.

   On January 26, 2001, TKT and HMR filed a Notice of Appeal and on February 14, 2001, Amgen filed a Notice of Cross-Appeal, to the U.S. Court of Appeals for the Federal Circuit. On March 22, 2001, Amgen filed an Amended Notice of Cross-Appeal to include claim 9 of the '698 patent. TKT and HMR filed their appeal brief on April 23, 2001 and a corrected version of their brief on May 11, 2001. Amgen timely filed its appeal brief on December 28, 2001 and a corrected version of its brief on January 15, 2002. TKT and HMR filed a reply brief on February 5, 2002. Amgen filed its reply brief on February 22, 2002. Oral argument has not yet been scheduled.

Citizens for Consumer Justice, et. al. litigation

   A class action complaint in which Amgen and twenty-seven other pharmaceutical manufacturers are named as defendants has come to Amgen's attention. The complaint was filed on December 19, 2001 in the Massachusetts District Court, and it broadly alleges that the defendants' reporting of prices for certain products had the effect of falsely overstating the Average
Wholesale Price, allegedly inflating reimbursements, including co-payments, paid to providers who prescribe and administered the products. The complaint asserts claims under the federal RICO statute and federal antitrust laws. It is brought on behalf of a putative class of individuals and/or entities who paid any portion of the 20% co-payment and/or deductible amount under Medicare Part
B for identified drugs manufactured or distributed by the defendants since 1993.

Johnson & Johnson arbitrations

   The Company has filed a demand in an arbitration with Johnson & Johnson to terminate Johnson & Johnson's rights under a license agreement (the "License Agreement") relating to certain patented technology and know-how of the Company to sell Epoetin alfa throughout the U.S. for all human uses except dialysis and diagnostics and to recover damages for breach of the License Agreement based on the Company's claim that Johnson & Johnson has intentionally sold PROCRIT(R) (the brand name under which Johnson & Johnson sells Epoetin alfa) into the Company's exclusive dialysis market. The trial commenced in January 2002.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of the Company's security holders during the last quarter of its fiscal year ended December 31, 2001.

                                    PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   The Company's common stock trades on The Nasdaq Stock Market under the symbol AMGN. As of February 26, 2002, there were approximately 15,000 holders of record of the Company's common stock. No cash dividends have been paid on the common stock to date, and the Company currently intends to utilize any earnings for development of the Company's business and for repurchases of its common stock.

   The following table sets forth, for the fiscal periods indicated, the range of high and low closing sales prices of the common stock as quoted on The Nasdaq Stock Market for the years 2001 and 2000:

                                            High   Low
                                           ------ ------
                       2001
                          4th Quarter..... $68.49 $56.03
                          3rd Quarter.....  65.66  54.01
                          2nd Quarter.....  70.02  51.51
                          1st Quarter.....  74.19  54.94

                       2000
                          4th Quarter..... $71.38 $54.13
                          3rd Quarter.....  78.00  64.94
                          2nd Quarter.....  70.38  51.31
                          1st Quarter.....  74.69  52.25

Item 6.  SELECTED FINANCIAL DATA
       (in millions, except per share data)

                                                             Years ended December 31,
                                                  -----------------------------------------------
                                                    2001     2000      1999      1998      1997
                                                  -------- --------  --------  --------  --------
Consolidated Statement of Operations Data:
Revenues:
   Product sales(1).............................. $3,511.0 $3,202.2  $3,042.8  $2,514.4  $2,219.8
   Other revenues................................    504.7    427.2     297.3     203.8     181.2
       Total revenues............................  4,015.7  3,629.4   3,340.1   2,718.2   2,401.0
Research and development expenses................    865.0    845.0     822.8     663.3     630.8
Selling, general and administrative expenses.....    970.7    826.9     654.3     515.4     483.8
Other items, net(2)..............................    203.1    (18.8)    (49.0)    (23.0)    157.0
Net income.......................................  1,119.7  1,138.5   1,096.4     863.2     644.3
Diluted earnings per share(2)....................     1.03     1.05      1.02      0.82      0.59
Cash dividends declared per share................       --       --        --        --        --

                                                                  At December 31,
                                                  -----------------------------------------------
                                                    2001     2000      1999      1998      1997
                                                  -------- --------  --------  --------  --------
Consolidated Balance Sheet Data:
Total assets..................................... $6,443.1 $5,399.6  $4,077.6  $3,672.2  $3,110.2
Long-term debt...................................    223.0    223.0     223.0     223.0     229.0
Stockholders' equity.............................  5,217.2  4,314.5   3,023.5   2,562.2   2,139.3

--------
(1) Due to Year 2000 contingency planning in the fourth quarter of 1999, the Company offered extended payment terms on limited shipments of EPOGEN(R) and NEUPOGEN(R) to certain wholesalers. These Year 2000-related sales totaled $45 million, or $0.02 per share, in 1999.

(2) The amount in 2001 is primarily related to the costs of terminating collaboration agreements with various third parties. The amount in 2000 includes a write-off of acquired in-process research and development of $30.1 million, a charitable contribution of $25 million to the Amgen Foundation, and a $73.9 million benefit related to a legal proceeding. The amounts in other years are comprised of benefits and expenses also related to this legal proceeding. See Notes 4 and 11 to the Consolidated Financial Statements for a discussion of the amounts in 2001, 2000, and 1999. In 2001, the amount in other items, net combined with an inventory write-off of $39.5 million recorded in cost of sales decreased earnings per share by $0.15. Other items, net increased/(decreased) earnings per share by $0.00 in 2000, $0.03 in 1999, $0.01 in 1998, and ($0.09) in 1997.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

   The Company had cash, cash equivalents, and marketable securities of $2,662.2 million and $2,028.1 million at December 31, 2001 and 2000, respectively. Cash provided by operating activities has been and is expected to continue to be the Company's primary source of funds. Cash provided from operations was $1,480.2 million and $1,634.6 million in 2001 and 2000, respectively.

   Capital expenditures totaled $441.8 million in 2001 compared with $437.7 million in 2000. The Company anticipates spending approximately $450 million to $550 million in 2002 on capital projects and equipment to expand its global operations.

   The Company receives cash from the exercise of employee stock options and proceeds from the sale of stock by Amgen pursuant to the employee stock purchase plan. Employee stock option exercises and proceeds from the sale of stock by Amgen pursuant to the employee stock purchase plan provided $277.7 million and $333.7 million of cash in 2001 and 2000, respectively. Proceeds from the exercise of employee stock options will vary from period to period based upon, among other factors, fluctuations in the market value of the Company's stock relative to the exercise price of such options.

   The Company has a stock repurchase program primarily to reduce the dilutive effect of its employee stock option and stock purchase plans. In 2001, the Company repurchased 12.7 million shares of its common stock at a total cost of $737.5 million. In 2000, the Company repurchased 12.2 million shares of its common stock at a total cost of $799.9 million. In December 2000, the Board of Directors authorized the Company to repurchase up to $2 billion of common stock between January 1, 2001 and December 31, 2002. The amount the Company spends on and the number of shares repurchased each quarter varies based on a variety of factors, including the stock price and blackout periods in which the Company is restricted from repurchasing shares. As of December 31, 2001, $1,262.5 million was available for stock repurchases through December 31, 2002.

   On February 22, 2002, the Company announced that it has agreed to issue $3.5 billion in aggregate face amount of 30-year zero coupon senior notes (the "Convertible Notes") that are convertible into shares of the Company's common stock. The proceeds from the offering, net of estimated issuance costs, are expected to be approximately $2.45 billion. The Company may raise up to an additional $321 million upon exercise of an over-allotment option that has been granted in connection with the offering. The Company expects to use approximately $650 million of the net proceeds to repurchase shares of its common stock simultaneously with the issuance of the Convertible Notes, with the remaining proceeds to be used for general corporate purposes. The terms of the Convertible Notes include a yield to maturity of 1.125% and an initial conversion premium of 40%. The issuance of the Convertible Notes is subject to customary closing conditions and is expected to be completed by March 1, 2002.

   To provide for financial flexibility and increased liquidity, the Company has established several other sources of debt financing. As of December 31, 2001, the Company had $223 million of unsecured long-term debt securities outstanding. These unsecured long-term debt securities consisted of: 1) $100 million of debt securities that bear interest at a fixed rate of 6.5% and mature in 2007 under a $500 million debt shelf registration (the "Shelf"), 2) $100 million of debt securities that bear interest at a fixed rate of 8.1% and mature in 2097, and 3) $23 million of debt securities that bear interest at a fixed rate of 6.2% and mature in 2003. As of December 31, 2001, the Company's outstanding long-term debt was rated A2 by Moody's and A by Standard & Poor's. Under the Shelf, all of the remaining $400 million of debt securities available for issuance may be offered under the Company's medium-term note program with terms to be determined by market conditions.

   The Company's sources of debt financing also include a commercial paper program which provides for unsecured short-term borrowings up to an aggregate face amount of $200 million. As of December 31, 2001, commercial paper with a face amount of $100 million was outstanding. These borrowings had maturities of less than one month and had effective interest rates averaging 1.9%. In addition, the Company has an unsecured $150 million committed credit facility with five participating banking institutions that expires on May 28, 2003. This credit facility supports the Company's commercial paper program. As of December 31, 2001, no amounts were outstanding under this credit facility.

   The primary objectives for the Company's fixed income investment portfolio are liquidity and safety of principal. Investments are made to achieve the highest rate of return to the Company, consistent with these two objectives. The Company's investment policy limits investments to certain types of instruments issued by institutions with investment grade credit ratings and places restrictions on maturities and concentration by type and issuer.

   The Company believes that existing funds, cash generated from operations, and existing sources of debt financing (including the pending issuance of the Convertible Notes) are adequate to satisfy its working capital and capital expenditure requirements for the foreseeable future, as well as to support its stock repurchase program and the proposed acquisition of Immunex Corporation ("Immunex") (see "Proposed Merger with Immunex"). However, the Company may raise additional capital from time to time.

Results of Operations

  Product sales

   Product sales primarily consist of sales of EPOGEN(R) (Epoetin alfa), Aranesp(TM) (darbepoetin alfa), and NEUPOGEN(R) (Filgrastim). In 2001, product sales were $3,511.0 million, an increase of $308.8 million or 10% over the prior year. Product sales were $3,202.2 million in 2000, an increase of $159.4 million or 5% over the prior year. Product sales are influenced by a number of factors, including underlying demand, wholesaler inventory management practices, and foreign exchange effects.

   EPOGEN(R)/Aranesp(TM)

   In 2001, the Company received approval to market Aranesp(TM) in the U.S. (September 2001), most countries in the European Union ("EU"), Australia, and New Zealand for the treatment of anemia associated with chronic renal failure, including patients on dialysis and patients not on dialysis.

   Combined EPOGEN(TM) and Aranesp(TM) sales in 2001 were $2,150.0 million, an increase of $187.1 million or 10% over 2000 EPOGEN(R) sales. This increase was primarily due to higher EPOGEN(R) demand, which includes the effect of higher prices and growth in the U.S. dialysis patient population, and to a lesser extent, the launch of Aranesp(TM) in the U.S. and Europe. The reported sales growth was negatively impacted to a slight degree by wholesaler inventory changes. Worldwide Aranesp(TM) sales in 2001 were $41.5 million.

   EPOGEN(R) sales in 2000 were $1,962.9 million, an increase of $203.8 million or 12% over the prior year. This increase was primarily due to higher demand, which was principally driven by growth in the U.S. dialysis patient population and to a lesser extent, the effect of higher prices. Sales in 2000 were adversely impacted by Year 2000-related sales to wholesalers in the fourth quarter of 1999 for which the Company provided extended payment terms and, the Company believes, by dialysis provider inventory drawdowns in 2000 of additional 1999 year-end stockpiling. The Company believes that some of this dialysis provider stockpiling may have been due to Year 2000 concerns and year-end contract expirations.

   NEUPOGEN(R)

   Worldwide NEUPOGEN(R) sales in 2001 were $1,346.4 million, an increase of $122.7 million or 10% over the prior year. This increase was primarily due to worldwide demand growth, which includes the effect of higher prices in the U.S.

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

  Corporate partner revenues

   In 2001, corporate partner revenues were $252.0 million, an increase of $5.8 million or 2% over the prior year. This increase was due to slightly higher revenues, primarily related to INFERGEN(R), substantially offset by lower amounts earned from Kirin-Amgen, Inc. In 2000, corporate partner revenues were $246.2 million, an increase of $84.8 million or 53% over the prior year. This increase was primarily due to amounts earned from Kirin-Amgen, Inc. related to the development program for Aranesp(TM).

  Royalty income

   In 2001, royalty income was $252.7 million, an increase of 40% over the prior year. In 2000, royalty income was $181.0 million, an increase of 33% over the prior year. These increases were primarily due to higher royalties from Johnson & Johnson relating to their sales of Epoetin alfa.

  Cost of sales

   Cost of sales as a percentage of product sales was 12.6%, 12.8%, and 13.2% for 2001, 2000, and 1999, respectively. The decrease in 2001 was primarily due to reduced royalty obligations, substantially offset by the impact of the $39.5 million write-off of certain inventory in the fourth quarter of 2001. The decrease in 2000 was primarily due to increased manufacturing efficiencies.

  Research and development

   In 2001, research and development expenses increased $20.0 million or 2% over the prior year. This increase was primarily due to higher staff-related costs necessary to support ongoing research and product development activities, partially offset by lower clinical manufacturing and product licensing-related costs.

   In 2000, research and development expenses increased $22.2 million or 3% over the prior year. This increase was primarily due to higher staff-related costs necessary to support ongoing research and product development activities and higher clinical trial costs. These increases were substantially offset by a reduction in clinical manufacturing and product licensing-related costs.

  Selling, general and administrative

   In 2001, selling, general and administrative ("SG&A") expenses increased $143.8 million or 17% over the prior year. This increase was primarily due to higher outside marketing expenses, staff-related costs, and consulting expenses as support for new product launches was increased.

   In 2000, SG&A expenses increased $172.6 million or 26% over the prior year. This increase was primarily due to higher staff-related costs and outside marketing expenses as the Company continued to support its existing products and prepared for anticipated new product launches.

  Other items, net

   In 2001, other items, net primarily consisted of costs associated with the termination of collaboration agreements with various third parties, including PRAECIS PHARMACEUTICALS INCORPORATED and certain academic institutions. In 2000, other items, net consisted of three items: 1) legal award associated with the spillover arbitration with Johnson & Johnson,
2) a write-off of acquired in-process research and development associated with the acquisition of Kinetix Pharmaceuticals, Inc., and 3) a charitable contribution to the Amgen Foundation. In 1999, other items, net consisted of a reduction in liabilities related to the spillover arbitration with Johnson & Johnson. See Note 4 to the Consolidated Financial Statements for a discussion of the 2001, 2000, and 1999 items.

  Interest and other income, net

   In 2001, interest and other income, net increased $22.5 million or 15% over the prior year. This increase was due to higher interest income generated from the Company's investment portfolio as a result of higher average cash balances, partially offset by lower interest rates in 2001 and higher gains on the sale of equity investments that occurred in 2000.

   In 2000, interest and other income, net increased $57.9 million or 66% over the prior year. This increase was primarily due to gains realized on the sale of certain equity securities in the Company's portfolio and higher interest income generated from the Company's investment portfolio as a result of higher average cash balances and higher interest rates.

  Income taxes

   The Company's effective tax rate was 33.6%, 32.0%, and 30.0% for 2001, 2000, and 1999, respectively. The Company's tax rate in 2001 has increased, in part, due to the absence of capital loss carryforwards that benefited 2000. The tax rate in all three years reflected the tax benefits from the sale of products manufactured in the Company's Puerto Rico manufacturing facility. In addition, the 2001 and 2000 tax rates increased as a result of increased taxable income combined with a provision in the federal tax law that caps tax benefits associated with the Company's Puerto Rico operations at the 1995 income level. The 2000 tax rate increased also as a result of the write-off of acquired in-process research and development, which is not deductible for tax purposes.

Proposed Merger with Immunex

   On December 16, 2001, the Company signed a definitive agreement to acquire Immunex Corporation ("Immunex") in a transaction to be accounted for as a purchase. Immunex is a biopharmaceutical company dedicated to developing immune system science to protect human health. Under the terms of the agreement, each share of Immunex common stock outstanding at the closing of the merger, other than shares as to which dissenters' rights have been validly exercised, will be converted into 0.44 of a share of Amgen common stock and $4.50 cash. In addition, at the closing of the merger each option outstanding to purchase a share of Immunex common stock will be assumed by Amgen and exchanged into an option to purchase Amgen common stock based on the terms of the merger agreement. The estimated purchase price is approximately $17.6 billion, which includes the cash portion of the merger consideration, the estimated fair values of Amgen stock issued and options to be exchanged, and the direct transaction costs. The final purchase price will be determined based upon the number of Immunex shares and options outstanding at the closing date. The transaction is expected to close in the second half of 2002, subject to approval by shareholders of both companies, customary regulatory approvals, as well as other customary closing conditions. More information about this transaction is available in Amgen's Current Report on Form 8-K filed with the SEC on December 17, 2001 which is incorporated herein by reference. Unless otherwise indicated, the discussions in this document relate to Amgen as a stand-alone entity and do not reflect the impact of the proposed merger with Immunex.

Financial Outlook

   In the future, the Company expects the growth of its anemia business to be driven primarily by Aranesp(TM) sales in new markets. The Company expects growth in its U.S. dialysis business to come primarily from patient population growth and inflation-related price increases. Patients receiving treatment for end stage renal disease are covered primarily under medical programs provided by the federal government. Therefore, EPOGEN(R) sales may also be affected by future changes in reimbursement rates or a change in the basis for reimbursement by the federal government. Worldwide Aranesp(TM) sales will be dependent in part upon such factors as the effects of competitive pressures, penetration of existing and new market opportunities, the availability and extent of reimbursement by third-party payors including governments and private insurance plans, and changes in foreign currency exchange rates.

   Future NEUPOGEN(R) demand is dependent primarily upon penetration of existing markets, inflation-related price increases, and the effects of competitive products. In addition, chemotherapy treatments that are less myelosuppressive may require less NEUPOGEN(R). NEUPOGEN(R) usage is expected to continue to be affected by cost containment pressures from governments and private insurers on health care providers worldwide. In addition, reported NEUPOGEN(R) sales will continue to be affected by changes in foreign currency exchange rates. In both domestic and foreign markets, sales of NEUPOGEN(R) are dependent, in part, on the availability of reimbursement from third-party payors such as governments (for example, Medicare and Medicaid programs in the U.S.) and private insurance plans. Therefore, NEUPOGEN(R) sales may also be affected by future changes in reimbursement rates or changes in the bases for reimbursement.

   In January 2002, the Company received regulatory approval to market Neulasta(TM), its new white blood cell booster, in the U.S. Neulasta(TM), administered as a single fixed dose per chemotherapy cycle, is indicated for decreasing the incidence of infection, as manifested by febrile neutropenia in patients with non-myeloid malignancies receiving myelosuppressive anti-cancer drugs associated with clinically significant incidence of febrile neutropenia. The Company expects to launch Neulasta(TM) in April 2002. Once launched, Neulasta may impact NEUPOGEN(R) sales as health care providers in the U.S. may transition from administering NEUPOGEN(R) to Neulasta(TM).

   In November 2001, the Company received regulatory approval to market Kineret(TM) (anakinra) in the U.S. for the reduction in signs and symptoms of moderately to severely active rheumatoid arthritis in adult patients who have failed one or more disease modifying antirheumatic drugs.

   The Company is providing this information as of the filing date of the Company's Annual Report on Form 10-K for the year ended December 31, 2001, and does not plan to update this information and expressly disclaims any duty to update the information contained in this filing, except as required by law.

   Except for the historical information contained herein, the matters discussed herein are by their nature forward-looking. Investors are cautioned that forward-looking statements or projections made by the Company, including those made in this document, are subject to risks and uncertainties that may cause actual results to differ materially from those projected. Reference is made in particular to forward-looking statements regarding product sales, expenses, liquidity and the Convertible Notes, and the proposed merger with Immunex. Amgen operates in a rapidly changing environment that involves a number of risks, some of which are beyond the Company's control. Future operating results and the Company's stock price may be affected by a number of factors, including, without limitation: (i) the results of preclinical and clinical trials; (ii) regulatory approvals of product candidates, new indications, and manufacturing facilities; (iii) health care guidelines and policies relating to Amgen's products; (iv) reimbursement for Amgen's products by governments and private payors; (v) intellectual property matters (patents) and the results of litigation; (vi) competition; (vii) fluctuations in operating results; and (viii) rapid growth of the Company. The proposed merger with Immunex may fail to close or the terms of the merger may need to be modified to achieve regulatory approval. Depending on the timing of the merger, and other factors, Amgen may not realize all of the anticipated benefits of the merger, including the anticipated synergies, cost savings, and growth opportunities from integrating the businesses of Immunex with the businesses of Amgen. Additionally, the value of the Amgen common stock to be issued to the Immunex shareholders in connection with the merger will fluctuate. These factors and others are discussed herein and in the sections appearing under the heading "Business--Factors That May Affect Amgen" and in Amgen's other filings with the Securities and Exchange Commission, which sections are incorporated herein by reference.

Summary of Critical Accounting Policies

  EPOGEN(R) revenue recognition

   The Company has the exclusive right to sell Epoetin alfa for dialysis, certain diagnostics, and all non-human, non-research uses in the United States. Amgen has granted to Johnson & Johnson a license relating to Epoetin alfa for sales in the United States for all human uses except dialysis and diagnostics. Pursuant to this license, the Company and Johnson & Johnson are required to compensate each other for Epoetin alfa sales that either party makes into the other party's exclusive market, sometimes referred to as "spillover" sales. Accordingly, Amgen does not recognize product sales it makes into the exclusive market of Johnson & Johnson and does recognize the product sales made by Johnson & Johnson into Amgen's exclusive market. Sales in Amgen's exclusive market are derived from the Company's sales to its customers, as adjusted for any spillover sales. The Company is employing an arbitrated audit methodology to measure each party's spillover sales based on independent third-party data on shipments to end users and their estimated usage. Data on end user usage is derived in part using market sampling techniques, and accordingly, the results of such sampling can produce variability in recognized spillover sales. The Company initially recognizes spillover sales based on estimates of shipments to end users and their usage, utilizing historical third-party data and subsequently adjusts such amounts based on revised third-party data as received. Differences between initially estimated spillover sales and amounts based on revised third-party data could produce materially different amounts for recognized EPOGEN(R) sales. However, such differences to date have not been material.

  Inventory capitalization

   The Company capitalizes inventory costs associated with certain product candidates prior to regulatory approval, based on management's judgment of probable future commercialization. The Company would be required to expense previously capitalized costs related to pre-approval inventory upon a change in such judgment, due to, among other factors, a decision denying approval of the product candidate by the necessary regulatory bodies. At December 31, 2001, capitalized inventory related to the product candidate Neulasta(TM) totaled $8.8 million. In January 2002, the Company received regulatory approval to market Neulasta(TM) in the U.S.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Interest income earned on the Company's investment portfolio is affected by changes in the general level of U.S. interest rates. In 2001, the Company entered into interest rate swap agreements on a portion of its available-for-sale investment portfolio, effectively converting these fixed income investments to variable income investments. The Company's short-term borrowings effectively bear interest at variable rates and therefore, changes in U.S. interest rates affect interest expense incurred thereon. Changes in interest rates do not affect interest expense incurred on the Company's long-term borrowings because they all bear interest at fixed rates. The following tables provide information about the Company's financial instruments that are sensitive to changes in interest rates. For the Company's investment portfolio and debt obligations, the tables present principal cash flows and related weighted-average interest rates by expected maturity dates. Additionally, the Company has assumed its available-for-sale debt securities, comprised primarily of corporate debt instruments and treasury securities, are similar enough to aggregate those securities for presentation purposes. For the interest rate swaps, the 2001 table presents the notional amount and weighted-average interest rates by contractual maturity date. The notional amount is used to calculate the contractual cash flows to be exchanged under the contract.

                           Interest Rate Sensitivity
         Principal Amount by Expected Maturity as of December 31, 2001
                             (Dollars in millions)
                             Average Interest Rate

                                                                                             Fair Value
                                 2002     2003    2004    2005    2006   Thereafter  Total    12/31/01
                               --------  ------  ------  ------  ------  ---------- -------- ----------
Available-for-sale debt
  securities.................. $1,466.9  $362.9  $390.6  $163.9  $115.0        --   $2,499.3  $2,568.0
Interest rate.................      4.4%    6.6%    5.8%    7.0%    5.1%       --

Commercial paper obligations.. $  100.0      --      --      --      --        --   $  100.0  $  100.0
Interest rate.................      1.9%     --      --      --      --        --

Long-term debt................       --  $ 23.0      --      --      --    $200.0   $  223.0  $  244.9
Interest rate.................       --     6.2%     --      --      --       7.3%

Interest rate swaps related to
  available-for-sale debt
  securities:
Pay fixed/receive variable....       --  $153.7  $144.2  $120.0  $ 40.0        --   $  457.9  $    1.4
Average pay rate..............       --     2.9%    3.8%    4.2%    4.5%       --
Average receive rate..........       --     2.0%    2.0%    2.0%    2.0%       --

                           Interest Rate Sensitivity
         Principal Amount by Expected Maturity as of December 31, 2000
                             (Dollars in millions)
                             Average Interest Rate

                                                                                             Fair Value
                                2001    2002    2003    2004   2005   Thereafter  Total       12/31/00
                               ------  ------  ------  ------  -----  ---------- --------    ----------
Available-for-sale debt
  securities.................. $780.4  $740.6  $232.3  $118.5  $60.0        --   $1,931.8     $1,950.2
Interest rate.................    6.6%    6.7%    7.0%    6.5%   7.0%       --

Commercial paper obligations.. $100.0      --      --      --     --        --   $  100.0     $  100.0
Interest rate.................    6.7%     --      --      --     --        --

Long-term debt................     --      --  $ 23.0      --     --    $200.0   $  223.0     $  222.0
Interest rate.................     --      --     6.2%     --     --       7.3%

   The Company is exposed to equity price risks on the marketable portion of equity securities included in its portfolio of investments entered into for the promotion of business and strategic objectives. These investments are generally in small capitalization stocks in the biotechnology industry sector. In 2001, the Company entered into equity forward contracts to hedge against changes in the fair market value of a portion of its equity investment portfolio. At December 31, 2001 and 2000, the fair value of the unhedged portion of its equity securities was $133.4 million and $223.0 million, respectively. For the years ended December 31, 2001 and 2000, an adverse change in equity prices of 45% and 80%, respectively, would result in a decrease of approximately $60.0 million and $178.4 million, respectively, in the fair value of the unhedged portion of the Company's equity securities. Price volatility for equity investments is based on the volatility of a relevant market index for small capitalization stocks in the biotechnology sector.

   The Company did not have material exposures to changes in foreign currency exchange rates related to its foreign currency forward contracts outstanding as of December 31, 2001 and 2000.

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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

   None.

                                   PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   Information concerning the directors of the Company is incorporated by reference to the section entitled "Election of Directors" in the Company's definitive Proxy Statement with respect to the Company's 2002 Annual Meeting to be filed with the Securities and Exchange Commission within 120 days of December 31, 2001 (the "Proxy Statement"). For information concerning the executive officers of the Company, see "Item 1. Business--Executive Officers of the Registrant".

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

                                    PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (a)1.  Index to Financial Statements

   The following Financial Statements are included herein:

                                                                                                    Page
                                                                                                   Number
                                                                                                 ----------
Report of Ernst & Young LLP, Independent Auditors...............................................    F-1
Consolidated Statements of Operations for each of the three years in the period ended
  December 31, 2001.............................................................................    F-2
Consolidated Balance Sheets at December 31, 2001 and 2000.......................................    F-3
Consolidated Statements of Stockholders' Equity for each of the three years in the period ended
  December 31, 2001.............................................................................    F-4
Consolidated Statements of Cash Flows for each of the three years in the period ended
  December 31, 2001.............................................................................    F-5
Notes to Consolidated Financial Statements...................................................... F-6 - F-24

   (a)2.  Index to Financial Statement Schedules

   The following Schedule is filed as part of this Form 10-K Annual Report:

                                                                           Page
                                                                          Number
                                                                          ------
II. Valuation Accounts...................................................  F-25

   All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated statements or notes thereto.

   (a)3.  Exhibits

Exhibit
  No.                                                 Description
-------                                               -----------

  2.1   Agreement and Plan of Merger, dated as of December 16, 2001, by and among Amgen Inc.,
          AMS Acquisition Inc., and Immunex Corporation. (26)

  3.1   Restated Certificate of Incorporation as amended. (10)

  3.2*  Amended and Restated Bylaws of Amgen Inc. (as amended January 7, 2002).

  3.3   Certificate of Amendment of Restated Certificate of Incorporation. (19)

  3.4   Certificate of Designations of Series A Junior Participating Preferred Stock. (22)

  4.1   Indenture dated January 1, 1992 between the Company and Citibank N.A., as trustee. (4)

  4.2   First Supplement to Indenture, dated February 26, 1997 between the Company and Citibank N.A., as trustee. (7)

  4.3   Officer's Certificate pursuant to Sections 2.1 and 2.3 of the Indenture, as supplemented, establishing a series of securities "8 1/8% Debentures due April 1, 2097." (9)

  4.4   8 1/8% Debentures due April 1, 2097. (9)

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

Exhibit
  No.                                              Description
-------                                            -----------

 4.7    6.50% Notes Due December 1, 2007 described in Exhibit 4.6. (12)

 4.8    Corporate Commercial Paper--Master Note between and among Amgen Inc., as Issuer, Cede & Co., as nominee of The Depository Trust Company and Citibank, N.A. as Paying Agent. (14)

 4.9    Stockholders' Rights Agreement dated as of December 16, 2001, by and among Amgen Inc.,
          American Home Products Corporation, MDP Holdings, Inc., and Lederle Parenterals, Inc. (27)

10.1*+  Company's Amended and Restated 1991 Equity Incentive Plan, effective December 11, 2001.

10.2*+  Company's Amended and Restated 1997 Special Non-Officer Equity Incentive Plan, effective
          December 11, 2001.

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

10.7+   Company's Amended and Restated Employee Stock Purchase Plan. (19)

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

10.10   Assignment and License Agreement, dated October 16, 1986, between the Company and Kirin-
          Amgen, Inc. (22)

10.11   G-CSF European License Agreement, dated December 30, 1986, between Kirin-Amgen, Inc. and the
          Company. (22)

10.12+  Company's Retirement and Savings Plan (as amended and restated effective October 23, 2000). (22)

10.13+  Company's Amended and Restated 1988 Stock Option Plan. (6)

10.14+  First Amendment to the Company's Retirement and Savings Plan (as amended and restated effective
          October 23, 2000). (22)

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

10.18+  Amgen Inc. Supplemental Retirement Plan (As Amended and Restated Effective
          November 1, 1999). (18)

10.19+  First Amendment to Amgen Inc. Change of Control Severance Plan. (19)

10.20+  Amended and Restated Amgen Performance Based Management Incentive Plan. (17)

Exhibit
  No.                                              Description
-------                                            -----------

10.21   Credit Agreement, dated as of May 28, 1998, among Amgen Inc., the Borrowing Subsidiaries named therein, the Banks named therein, Citibank, N.A., as Issuing Bank, and Citicorp USA, Inc., as
          Administrative Agent. (15)

10.22   G-CSF United States License Agreement dated June 1, 1987 (effective July 1, 1986) between Kirin-
          Amgen, Inc. and the Company. (22)

10.23   Amendment No. 1 dated October 20, 1988 to Kirin-Amgen, Inc./Amgen G-CSF United States
          License Agreement dated June 1, 1987 (effective July 1, 1986). (22)

10.24   Amendment No. 2 dated October 17, 1991 (effective November 13, 1990) to Kirin-Amgen, Inc./
          Amgen G-CSF United States License Agreement dated June 1, 1987 (effective July 1, 1986). (22)

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

10.30+  Agreement between Amgen Inc. and Dr. Fabrizio Bonanni, dated March 3, 1999. (18)

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

10.35+  Company's Amended and Restated 1987 Directors' Stock Option Plan. (8)

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

10.38+  Promissory Note of Dr. Fabrizio Bonanni, dated August 7, 1999. (18)

10.39+  Promissory Note of Dr. Fabrizio Bonanni, dated October 29, 1999. (18)

10.40+  Company's Amended and Restated 1997 Equity Incentive Plan. (25)

10.41+  Agreement between Amgen Inc. and Mr. Gordon M. Binder, dated May 10, 2000. (19)

10.42   Amendment No. 6 dated May 11, 1984 to the Shareholders' Agreement of Kirin-Amgen, Inc. dated
          May 11, 1984. (22)

10.43   Amendment No. 7 dated July 17, 1987 (effective April 1, 1987) to the Shareholders' Agreement of
          Kirin-Amgen, Inc. dated May 11, 1984. (22)

10.44   Amendment No. 8 dated May 28, 1993 (effective November 13, 1990) to the Shareholders'
          Agreement of Kirin-Amgen, Inc. dated May 11, 1984. (22)

Exhibit
  No.                                              Description
-------                                            -----------

10.45   Amendment No. 9 dated December 9, 1994 (effective June 14, 1994) to the Shareholders'
          Agreement of Kirin-Amgen, Inc. dated May 11, 1984. (22)

10.46+  Agreement between Amgen Inc. and Mr. George J. Morrow, dated March 3, 2001. (23)

10.47+  Promissory Note of Mr. George J. Morrow, dated March 11, 2001. (23)

10.48+  Agreement between Amgen Inc. and Dr. Roger M. Perlmutter, M.D., Ph.D., dated March 5, 2001.
          (23)

10.49+  Agreement between Amgen Inc. and Mr. Brian McNamee, dated May 5, 2001. (24)

10.50+  Agreement between Amgen Inc. and Mr. Richard Nanula, dated May 15, 2001. (24)

10.51+  Promissory Note of Mr. Richard Nanula, dated June 27, 2001. (24)

10.52+  Promissory Note of Dr. Roger M. Perlmutter, dated June 29, 2001. (24)

10.53+  Second Amendment to the Amgen Retirement and Savings Plan as amended and restated effective
          October 23, 2000. (25)

10.54+  Second Amendment to the Amgen Inc. Change of Control Severance Plan. (25)

10.55+  First Amendment to the Amgen Supplemental Retirement Plan as amended and restated effective
          November 1, 1999. (25)

10.56+  Agreement between Amgen Inc. and Dr. George Morstyn, dated July 19, 2001. (25)

10.57+  Promissory Note of Mr. Brian McNamee, dated May 30, 2001. (25)

10.58+  Restricted Stock Purchase Agreement between Amgen Inc. and Mr. Richard Nanula, dated
          May 16, 2001. (25)

10.59+  Restricted Stock Purchase Agreement between Amgen Inc. and Dr. Roger M. Perlmutter, dated
          January 8, 2001. (25)

10.60*+ Agreement between Amgen Inc. and Dr. Beth C. Seidenberg, dated December 21, 2001.

10.61*+ Amendment to Agreement between Amgen Inc. and Dr. Beth C. Seidenberg, dated
          December 21, 2001.

10.62*+ Second Amendment to the Amgen Supplemental Retirement Plan (As Amended and Restated
          Effective November 1, 1999), effective January 1, 2002.

10.63*+ Third Amendment to the Amgen Retirement and Savings Plan (as amended and restated effective
          October 23, 2000), effective February 1, 2002.

10.64*+ Amgen Inc. Executive Nonqualified Retirement Plan, effective January 1, 2001.

10.65*+ Nonqualified Deferred Compensation Plan, effective January 1, 2002.

10.66   Shareholder voting agreement dated as of December 16, 2001 by and among Amgen Inc., American
          Home Products Corporation, MDP Holdings, Inc., and Lederle Parenterals, Inc. (26)

21*     Subsidiaries of the Company.

23      Consent of Ernst & Young LLP, Independent Auditors. The consent set forth on page 46 is incorporated herein by reference.

24      Power of Attorney. The Power of Attorney set forth on page 45 is incorporated herein by reference.

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

(25) Filed as an exhibit to the Form 10-Q for the quarter ended September 30, 2001 on October 26, 2001 and incorporated herein by reference.

(26) Filed as an exhibit to the Form 8-K Current Report dated December 16, 2001 on December 17, 2001 and incorporated herein by reference.

(27) Filed as an exhibit to the Form S-4 Registration Statement dated January 31, 2002 and incorporated herein by reference.

   (b)  Reports on Form 8-K

   The Company filed one Current Report on Form 8-K during the three months ended December 31, 2001. The report filed on December 17, 2001 reported under
Item 5 that on December 16, 2001, the Company entered into an Agreement and Plan of Merger, dated December 16, 2001 (the "Merger Agreement"). Under the terms of the Merger Agreement, each outstanding share of Immunex common stock will be converted into the right to receive 0.44 of a share of Amgen common stock and $4.50 in cash. The merger is intended to qualify as a tax-free reorganization under Section 368(a) of the Internal Revenue Code of 1986, as amended. Also on December 16, 2001, the Company entered into a Shareholder Voting Agreement (the "Voting Agreement") with American Home Products Corporation and two of its wholly-owned subsidiaries (collectively "AHP"). Pursuant to the Voting Agreement, AHP has agreed to vote in favor of the merger and the Merger Agreement.

                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          AMGEN INC.
                                          (Registrant)

Date: 2/26/02                             By:    /S/  RICHARD D. NANULA
                                              -----------------------------
                                                    Richard D. Nanula
                                                Executive Vice President,
                                                        Finance,
                                              Strategy and Communications,
                                               and Chief Financial Officer

                               POWER OF ATTORNEY

   KNOW ALL MEN AND WOMEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Richard D. Nanula and Barry D. Schehr, or either of them, his or her attorney-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

          Signature                       Title              Date
          ---------                       -----              ----

    /S/  KEVIN W. SHARER      Chairman of the Board, Chief  2/26/02
-----------------------------   Executive Officer and
       Kevin W. Sharer          President, and Director
                                (Principal Executive
                                Officer)

   /S/  RICHARD D. NANULA     Executive Vice President,     2/26/02
-----------------------------   Finance, Strategy and
      Richard D. Nanula         Communications, and Chief
                                Financial Officer

    /S/  BARRY D. SCHEHR      Vice President, Financial     2/26/02
-----------------------------   Operations, and Chief
       Barry D. Schehr          Accounting Officer

    /S/  DAVID BALTIMORE      Director                      2/26/02
-----------------------------
       David Baltimore

  /S/  FRANK J. BIONDI, JR.   Director                      2/26/02
-----------------------------
    Frank J. Biondi, Jr.

 /S/  WILLIAM K. BOWES, JR.   Director                      2/26/02
-----------------------------
    William K. Bowes, Jr.

    /S/  JERRY D. CHOATE      Director                      2/26/02
-----------------------------
       Jerry D. Choate

   /S/  FREDERICK W. GLUCK    Director                      2/26/02
-----------------------------
     Frederick W. Gluck

/S/  FRANKLIN P. JOHNSON, JR. Director                      2/26/02
-----------------------------
  Franklin P. Johnson, Jr.

     /S/  STEVEN LAZARUS      Director                      2/26/02
-----------------------------
       Steven Lazarus

    /S/  GILBERT S. OMENN     Director                      2/26/02
-----------------------------
      Gilbert S. Omenn

    /S/  JUDITH C. PELHAM     Director                      2/26/02
-----------------------------
      Judith C. Pelham

     /S/  J. PAUL REASON      Director                      2/26/02
-----------------------------
       J. Paul Reason

     /S/  DONALD B. RICE      Director                      2/26/02
-----------------------------
       Donald B. Rice

   /S/  PATRICIA C. SUELTZ    Director                      2/26/02
-----------------------------
     Patricia C. Sueltz

                                                                     EXHIBIT 23

              CONSENT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

   We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 33-5111) pertaining to the 1984 Stock Option Plan, 1981 Incentive Stock Option Plan and Nonqualified Stock Option Plan of Amgen Inc., in the Registration Statement (Form S-8 No. 33-24013) pertaining to the Amended and Restated 1988 Stock Option Plan of Amgen Inc., in the Registration Statement (Form S-8 No. 33-39183) pertaining to the Amended and Restated Employee Stock Purchase Plan, in the Registration Statement (Form S-8 No. 33-39104) pertaining to the Amended and Restated Amgen Retirement and Savings Plan, in the Registration Statements (Form S-3/S-8 No. 33-29791 and Form S-8 No. 33-42501) pertaining to the Amended and Restated 1987 Directors' Stock Option Plan, in the Registration Statement (Form S-8 No. 33-42072) pertaining to the Amgen Inc. Amended and Restated 1991 Equity Incentive Plan, in the Registration Statement (Form S-8 No. 33-47605) pertaining to the Retirement and Savings Plan for Amgen Puerto Rico, Inc., in the Registration Statement (Form S-8 No. 333-44727) pertaining to the Amgen Inc. 1997 Special Non-Officer Equity Incentive Plan, in the Registration Statement (Form S-3 No. 333-19931) of Amgen Inc., in the Registration Statement (Form S-3 No. 333-40405) of Amgen Inc., in the Registration Statement (Form S-8 No. 333-62735) pertaining to the Amgen Inc. Amended and Restated 1997 Special Non-Officer Equity Incentive Plan, in the Registration Statement (Form S-3 No. 333-53929) pertaining to the Amgen Inc. 1997 Special Non-Officer Equity Incentive Plan, the Amgen Inc. Amended and Restated 1991 Equity Incentive Plan, the Amended and Restated 1988 Stock Option Plan of Amgen Inc. and the Amended and Restated 1987 Directors' Stock Option Plan, in the Registration Statement (Form S-8 No. 333-74585) pertaining to the Amgen Limited Sharesave Plan, in the Registration Statement (Form S-8 No. 333-81284) pertaining to the Amgen Nonqualified Deferred Compensation Plan, in the Registration Statement (Form S-8 No. 333-56672) pertaining to the Amended and Restated 1997 Special Non-Officer Equity Incentive Plan, and in the Registration Statement (Form S-3 No. 333-56664 and Amendment No. 1 thereto) pertaining to the Amgen Inc. 1997 Special Non-Officer Equity Incentive Plan, the Amgen Inc. Amended and Restated 1991 Equity Incentive Plan, the Amended and Restated 1988 Stock Option Plan of Amgen Inc. and the Amended and Restated 1987 Directors' Stock Option Plan, and in the related Prospectuses of our report dated January 22, 2002, with respect to the consolidated financial statements and financial statement schedule of Amgen Inc. included in this Annual Report (Form 10-K) for the year ended December 31, 2001.

                                          /s/ Ernst & Young LLP
Los Angeles, California
February 26, 2002

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders of Amgen Inc.

   We have audited the accompanying consolidated balance sheets of Amgen Inc. as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Amgen Inc. as of December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in accordance with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          /s/ Ernst & Young LLP
Los Angeles, California
January 22, 2002

                                  AMGEN INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                 Years ended December 31, 2001, 2000, and 1999
                     (In millions, except per share data)

                                                    2001      2000      1999
                                                  --------  --------  --------
Revenues:
   Product sales................................. $3,511.0  $3,202.2  $3,042.8
   Corporate partner revenues....................    252.0     246.2     161.4
   Royalty income................................    252.7     181.0     135.9
                                                  --------  --------  --------
       Total revenues............................  4,015.7   3,629.4   3,340.1
                                                  --------  --------  --------
Operating expenses:
   Cost of sales.................................    443.0     408.4     402.1
   Research and development......................    865.0     845.0     822.8
   Selling, general and administrative...........    970.7     826.9     654.3
   Loss of affiliates, net.......................      2.7      23.9      16.8
   Other items, net..............................    203.1     (18.8)    (49.0)
                                                  --------  --------  --------
       Total operating expenses .................  2,484.5   2,085.4   1,847.0
                                                  --------  --------  --------
Operating income . ..............................  1,531.2   1,544.0   1,493.1

Other income (expense):
   Interest and other income, net................    168.7     146.2      88.3
   Interest expense, net.........................    (13.6)    (15.9)    (15.2)
                                                  --------  --------  --------
       Total other income . .....................    155.1     130.3      73.1
                                                  --------  --------  --------
Income before income taxes ......................  1,686.3   1,674.3   1,566.2
Provision for income taxes.......................    566.6     535.8     469.8
                                                  --------  --------  --------
Net income....................................... $1,119.7  $1,138.5  $1,096.4
                                                  ========  ========  ========
Earnings per share:
   Basic......................................... $   1.07  $   1.11  $   1.07
   Diluted ...................................... $   1.03  $   1.05  $   1.02

Shares used in calculation of earnings per share:
   Basic . ......................................  1,045.5   1,029.6   1,021.7
   Diluted.......................................  1,084.4   1,084.7   1,078.3


                            See accompanying notes.

                                  AMGEN INC.

                          CONSOLIDATED BALANCE SHEETS

                          December 31, 2001 and 2000
                     (In millions, except per share data)

                                                                                     2001     2000
                                                                                   -------- --------
                                     ASSETS
Current assets:
   Cash and cash equivalents ..................................................... $  689.1 $  226.5
   Marketable securities..........................................................  1,973.1  1,801.6
   Trade receivables, net of allowance for doubtful accounts of
     $21.4 in 2001 and $21.2 in 2000 .............................................    497.2    389.2
   Inventories....................................................................    355.6    305.2
   Other current assets ..........................................................    343.6    214.6
                                                                                   -------- --------
       Total current assets ......................................................  3,858.6  2,937.1

Property, plant, and equipment at cost, net . ....................................  1,946.1  1,781.5
Other assets......................................................................    638.4    681.0
                                                                                   -------- --------
                                                                                   $6,443.1 $5,399.6
                                                                                   ======== ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable............................................................... $  136.7 $  143.2
   Commercial paper...............................................................     99.9     99.7
   Accrued liabilities ...........................................................    766.3    619.2
                                                                                   -------- --------
       Total current liabilities .................................................  1,002.9    862.1

Long-term debt....................................................................    223.0    223.0

Stockholders' equity:
   Preferred stock; $0.0001 par value; 5.0 shares authorized; none issued or
     outstanding .................................................................       --       --
   Common stock and additional paid-in capital; $0.0001 par value; 2,750.0 shares authorized; outstanding--1,045.8 shares in 2001 and 1,037.4 shares in 2000...  3,474.1  2,947.3
   Retained earnings .............................................................  1,686.8  1,304.6
   Accumulated other comprehensive income ........................................     56.3     62.6
                                                                                   -------- --------
       Total stockholders' equity.................................................  5,217.2  4,314.5
                                                                                   -------- --------
                                                                                   $6,443.1 $5,399.6
                                                                                   ======== ========


                            See accompanying notes.

                                  AMGEN INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                 Years ended December 31, 2001, 2000, and 1999
                                 (In millions)

                                                                   Common               Accumulated
                                                                 stock and                 other
                                                        Number   additional            comprehensive
                                                          of      paid-in   Retained      income
                                                        shares    capital   earnings      (loss)       Total
                                                        -------  ---------- ---------  ------------- ---------
Balance at December 31, 1998........................... 1,018.5   $1,671.9  $   894.3     $ (4.0)    $ 2,562.2

Comprehensive Income:
   Net income..........................................      --         --    1,096.4         --       1,096.4
   Other comprehensive loss, net of tax:
      Unrealized gains on securities,
        net of reclassification adjustments............      --         --         --        7.3           7.3
      Foreign currency translation adjustments ........      --         --         --      (18.1)        (18.1)
                                                                                                     ---------
          Total other comprehensive loss...............      --         --         --         --         (10.8)
                                                                                                     ---------
Comprehensive income ..................................      --         --         --         --       1,085.6
Issuance of common stock upon the exercise of
  employee stock options ..............................    26.5      248.8         --         --         248.8
Tax benefits related to employee stock options.........      --      151.6         --         --         151.6
Repurchases of common stock............................   (27.1)        --   (1,024.7)        --      (1,024.7)
                                                        -------   --------  ---------     ------     ---------
Balance at December 31, 1999........................... 1,017.9    2,072.3      966.0      (14.8)      3,023.5

Comprehensive Income:
   Net income..........................................      --         --    1,138.5         --       1,138.5
   Other comprehensive income, net of tax:
      Unrealized gains on securities, net of
        reclassification adjustments...................      --         --         --       99.0          99.0
      Foreign currency translation adjustments ........      --         --         --      (21.6)        (21.6)
                                                                                                     ---------
          Total other comprehensive income.............      --         --         --         --          77.4
                                                                                                     ---------
Comprehensive income ..................................      --         --         --         --       1,215.9
Issuance of common stock upon the exercise of
  employee stock options and in connection with an
  employee stock purchase plan ........................    29.1      333.7         --         --         333.7
Tax benefits related to employee stock options.........      --      376.6         --         --         376.6
Issuance of common stock for the acquisition of Kinetix
  Pharmaceuticals, Inc.................................     2.6      164.7         --         --         164.7
Repurchases of common stock............................   (12.2)        --     (799.9)        --        (799.9)
                                                        -------   --------  ---------     ------     ---------
Balance at December 31, 2000........................... 1,037.4    2,947.3    1,304.6       62.6       4,314.5

Comprehensive Income:
   Net income..........................................      --         --    1,119.7         --       1,119.7
   Other comprehensive loss, net of tax:
      Unrealized losses on securities,
        net of reclassification adjustments............      --         --         --       (6.7)         (6.7)
      Foreign currency translation adjustments ........      --         --         --        0.4           0.4
                                                                                                     ---------
          Total other comprehensive loss...............      --         --         --         --          (6.3)
                                                                                                     ---------
Comprehensive income ..................................      --         --         --         --       1,113.4
Issuance of common stock upon the exercise of
  employee stock options and in connection
  with an employee stock purchase plan.................    21.1      282.3         --         --         282.3
Tax benefits related to employee stock options.........      --      244.5         --         --         244.5
Repurchases of common stock............................   (12.7)        --     (737.5)        --        (737.5)
                                                        -------   --------  ---------     ------     ---------
Balance at December 31, 2001........................... 1,045.8   $3,474.1  $ 1,686.8     $ 56.3     $ 5,217.2
                                                        =======   ========  =========     ======     =========

                            See accompanying notes.

                                  AMGEN INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                 Years ended December 31, 2001, 2000, and 1999
                                 (In millions)

                                                                        2001      2000       1999
                                                                      --------  ---------  ---------
Cash flows from operating activities:
   Net income........................................................ $1,119.7  $ 1,138.5  $ 1,096.4
   Depreciation and amortization.....................................    265.9      211.8      176.8
   Tax benefits related to employee stock options ...................    244.5      376.6      151.6
   Loss/(gain) on equity investments ................................      7.4      (31.8)        --
   Other non-cash expenses ..........................................     87.7       29.7         --
   Deferred income taxes.............................................   (148.3)       6.6        9.8
   Loss of affiliates, net...........................................      2.7       23.9       16.8
   Cash provided by (used in):
       Trade receivables, net .......................................   (123.0)      23.0      (92.3)
       Inventories...................................................    (85.5)    (120.9)     (73.5)
       Other current assets..........................................    (31.5)     (51.4)      (9.0)
       Accounts payable..............................................     (6.5)      59.8      (38.2)
       Accrued liabilities...........................................    147.1      (31.2)     (11.5)
                                                                      --------  ---------  ---------
          Net cash provided by operating activities..................  1,480.2    1,634.6    1,226.9
                                                                      --------  ---------  ---------
Cash flows from investing activities:
   Purchases of property, plant, and equipment.......................   (441.8)    (437.7)    (304.2)
   Proceeds from maturities of marketable securities ................    490.3         --       40.0
   Proceeds from sales of marketable securities......................    301.7    1,067.8      843.5
   Purchases of marketable securities ...............................   (918.2)  (1,638.7)  (1,032.7)
   Other.............................................................     28.4      (27.7)     (10.1)
                                                                      --------  ---------  ---------
          Net cash used in investing activities......................   (539.6)  (1,036.3)    (463.5)
                                                                      --------  ---------  ---------
Cash flows from financing activities:
   Net proceeds from issuance of common stock upon the exercise of employee stock options and in connection with an employee stock
     purchase plan...................................................    277.7      333.7      248.8
   Repurchases of common stock.......................................   (737.5)    (799.9)  (1,024.7)
   Other ............................................................    (18.2)     (36.5)     (57.7)
                                                                      --------  ---------  ---------
          Net cash used in financing activities......................   (478.0)    (502.7)    (833.6)
                                                                      --------  ---------  ---------
Increase (decrease) in cash and cash equivalents.....................    462.6       95.6      (70.2)
Cash and cash equivalents at beginning of period ....................    226.5      130.9      201.1
                                                                      --------  ---------  ---------
Cash and cash equivalents at end of period .......................... $  689.1  $   226.5  $   130.9
                                                                      ========  =========  =========

                            See accompanying notes.

                                  AMGEN INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 2001

1.  Summary of significant accounting policies

  Business

   Amgen Inc. ("Amgen" or the "Company") is a global biotechnology company that discovers, develops, manufactures, and markets human therapeutics based on advances in cellular and molecular biology.

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

  Cash and cash equivalents

   The Company considers cash equivalents to be only those investments which are highly liquid, readily convertible to cash, and which mature within three months from date of purchase.

  Available-for-sale securities

   The Company considers its investment portfolio and marketable equity investments available-for-sale as defined in Statement of Financial Accounting Standards ("SFAS") No. 115 and, accordingly, these investments are recorded at fair value (see Note 9, "Fair values of financial instruments"). Realized gains totaled $13.3 million, $32.4 million, and $2.8 million for the years ended December 31, 2001, 2000, and 1999, respectively. Realized losses totaled $21.7 million, $2.5 million, and $6.6 million for the years ended December 31, 2001, 2000, and 1999, respectively. The cost of securities sold is based on the specific identification method. The fair values of available-for-sale investments by type of security, contractual maturity, and classification in the balance sheets are as follows (in millions):

                                                                            Gross      Gross    Estimated
                                                                Amortized unrealized unrealized   fair
                      December 31, 2001                           cost      gains      losses     value
                      -----------------                         --------- ---------- ---------- ---------
Type of security:
   Corporate debt securities .................................. $1,207.7    $ 50.8     $(1.4)   $1,257.1
   U.S. Treasury securities and obligations of U.S. government
     agencies..................................................    601.3      12.1      (0.2)      613.2
   Other interest bearing securities...........................    697.6       1.1      (1.0)      697.7
                                                                --------    ------     -----    --------
       Total debt securities ..................................  2,506.6      64.0      (2.6)    2,568.0
   Equity securities...........................................     58.3     117.9      (0.3)      175.9
                                                                --------    ------     -----    --------
                                                                $2,564.9    $181.9     $(2.9)   $2,743.9
                                                                ========    ======     =====    ========

                                  AMGEN INC.

                                                                            Gross      Gross    Estimated
                                                                Amortized unrealized unrealized   fair
                      December 31, 2000                           cost      gains      losses     value
                      -----------------                         --------- ---------- ---------- ---------
Type of security:
   Corporate debt securities .................................. $1,054.7    $ 11.3     $(1.4)   $1,064.6
   U.S. Treasury securities and obligations of U.S. government
     agencies..................................................    663.6       5.9        --       669.5
   Other interest bearing securities...........................    215.8       0.4      (0.1)      216.1
                                                                --------    ------     -----    --------
       Total debt securities ..................................  1,934.1      17.6      (1.5)    1,950.2
   Equity securities...........................................     73.1     179.2      (7.0)      245.3
                                                                --------    ------     -----    --------
                                                                $2,007.2    $196.8     $(8.5)   $2,195.5
                                                                ========    ======     =====    ========

                                                               December 31,
                                                            ------------------
                                                              2001      2000
                                                            --------  --------
Contractual maturity:
   Maturing in one year or less ........................... $1,480.1  $  783.6
   Maturing after one year through three years.............    785.2     986.1
   Maturing after three years .............................    302.7     180.5
                                                            --------  --------
       Total debt securities...............................  2,568.0   1,950.2
   Equity securities.......................................    175.9     245.3
                                                            --------  --------
                                                            $2,743.9  $2,195.5
                                                            ========  ========

Classification in balance sheets:
   Cash and cash equivalents .............................. $  689.1  $  226.5
   Marketable securities...................................  1,973.1   1,801.6
   Other assets--noncurrent................................    215.9     285.3
                                                            --------  --------
                                                             2,878.1   2,313.4
   Less cash ..............................................   (134.2)   (117.9)
                                                            --------  --------
                                                            $2,743.9  $2,195.5
                                                            ========  ========

   The primary objectives for the Company's fixed income investment portfolio are liquidity and safety of principal. Investments are made to achieve the highest rate of return to the Company, consistent with these two objectives. The Company's investment policy limits investments to certain types of instruments issued by institutions with investment grade credit ratings and places restrictions on maturities and concentration by type and issuer.

                                  AMGEN INC.

  Inventories

   Inventories are stated at the lower of cost or market. Cost is determined in a manner which approximates the first-in, first-out (FIFO) method. Inventories consist of currently marketed products and product candidates which the Company expects to commercialize. The inventory balance of such product candidates totaled $8.8 million and $112.7 million as of December 31, 2001 and 2000, respectively. Inventories are shown net of applicable reserves and allowances. Inventories consisted of the following (in millions):

                                                               December 31,
                                                               -------------
                                                                2001   2000
                                                               ------ ------
   Raw materials.............................................. $ 21.9 $ 29.4
   Work in process ...........................................  266.7  238.7
   Finished goods ............................................   67.0   37.1
                                                               ------ ------
                                                               $355.6 $305.2
                                                               ====== ======

   In the fourth quarter of 2001, the Company recorded a charge of $39.5 million, included in cost of sales, to write-off certain inventory deemed not recoverable.

  Depreciation and amortization

   Depreciation of buildings and equipment is provided over their estimated useful lives on a straight-line basis. Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or lease terms. Useful lives by asset category were as follows:

                              Asset category                            Years
                              --------------                            -----
   Buildings and building improvements................................. 10-30
   Manufacturing equipment.............................................  5-10
   Laboratory equipment................................................  5-10
   Furniture and office equipment......................................  3-10

  Long-lived assets

   The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

  Product sales

   Product sales primarily consist of sales of EPOGEN(R) (Epoetin alfa), Aranesp(TM) (darbepoetin alfa), and NEUPOGEN(R) (Filgrastim) (see Note 10, "Segment information").

   The Company has the exclusive right to sell Epoetin alfa for dialysis, certain diagnostics and all non-human, non-research uses in the United States. The Company sells Epoetin alfa under the brand name EPOGEN(R). Amgen has granted to Ortho Pharmaceutical Corporation (which has assigned its rights under the product license agreement to Ortho Biotech Products, L.P.), a subsidiary of Johnson & Johnson ("Johnson & Johnson"), a license relating to Epoetin alfa for sales in the United States for all human uses except dialysis and diagnostics. Pursuant to this license, the Company and Johnson & Johnson are required to compensate each other for Epoetin alfa sales that either party makes into the other party's exclusive market, sometimes referred to as "spillover" sales. Accordingly, Amgen does not recognize product sales it makes into the exclusive market of Johnson & Johnson and does recognize the product sales made by Johnson & Johnson into Amgen's exclusive market. Sales in

                                  AMGEN INC.

Amgen's exclusive market are derived from the Company's sales to its customers, as adjusted for any spillover sales. The Company is employing an arbitrated audit methodology to measure each party's spillover sales based on estimates of and subsequent adjustments thereto of third-party data on shipments to end users and their usage. Sales of the Company's other products are recognized when shipped and title has passed.

  Research and development costs

   Research and development expenses are comprised of the following types of costs incurred in performing research and development activities: salaries and benefits, allocated overhead and occupancy costs, clinical trial and related clinical manufacturing costs, contract services and other outside costs, and costs to acquire in-process research and development projects and technologies which have no alternative future use (see Note 11, "Kinetix acquisition"). Research and development expenses also include such costs related to activities performed on behalf of corporate partners. Research and development costs are expensed as incurred.

  Derivative instruments

   The Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, on January 1, 2001 and its adoption has not had a material effect on the Company's financial statements. SFAS No. 133 requires companies to recognize all of its derivative instruments as either assets or liabilities in the balance sheet at fair value. The accounting for changes in the fair value (i.e., unrealized gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. Derivatives that are not hedges must be adjusted to fair value through current earnings.

   To protect against possible changes in values of certain anticipated foreign currency cash flows, primarily resulting from sales outside the U.S., the Company enters into foreign currency forward contracts which qualify and are designated as cash flow hedges. These foreign currency forward contracts cover anticipated foreign currency cash flows for up to the succeeding twelve months. No portions of these foreign currency forward contracts are excluded from the assessment of hedge effectiveness, and there are no ineffective portions of these hedging instruments. The gains and losses on these forward contracts are reported as a component of other comprehensive income and reclassified into interest and other income, net in the same periods during which the hedged transactions affect earnings. At December 31, 2001, amounts in accumulated other comprehensive income related to cash flow hedges were not material.

   To protect against possible reductions in value of certain of its available-for-sale marketable equity securities, the Company has entered into equity forward contracts during 2001 which qualify and are designated as fair value hedges. The gains and losses on these forward contracts as well as the offsetting losses and gains on the hedged equity securities are recognized in interest and other income, net in the current period. During the year ended December 31, 2001, gains and losses on the portions of these forwards excluded from the assessment of hedge effectiveness and the ineffective portions of these hedging instruments were not material. In addition, to protect against possible reductions in value of certain available-for-sale fixed income investments, the Company entered into interest rate swap agreements during 2001 which qualify and are designated as fair value hedges. The terms of the interest rate swap agreements correspond to the related hedged investments. As a result, there is no hedge ineffectiveness. During the year ended December 31, 2001, gains and losses on these interest rate swap agreements were fully offset by the losses and gains on the hedged investments.

   The Company has additional foreign currency forward contracts to reduce exposures to foreign currency fluctuations of certain assets and liabilities denominated in foreign currencies. However, these contracts have not been designated as hedges under SFAS No. 133. Accordingly, gains and losses on these foreign currency forward

                                  AMGEN INC.

contracts are recognized in interest and other income, net in the current period. During the year ended December 31, 2001, gains and losses on these foreign currency forward contracts were not material.

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

  Interest

   Interest costs are expensed as incurred, except to the extent such interest is related to construction in progress, in which case interest is capitalized. Interest costs capitalized for the years ended December 31, 2001, 2000, and 1999, were $12.7 million, $12.3 million, and $11.6 million, respectively.

  Employee stock option and stock purchase plans

   The Company's employee stock option and stock purchase plans are accounted for under Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" (see Note 7, "Employee stock option, stock purchase, and defined contribution plans").

  Earnings per share

   Basic earnings per share is based upon the weighted-average number of common shares outstanding. Diluted earnings per share is based upon the weighted-average number of common shares and dilutive potential common shares outstanding. Dilutive potential common shares are outstanding options under the Company's employee stock option plans, restricted stock, and potential issuances of stock under the employee stock purchase plan (collectively "Dilutive Securities") which are included under the treasury stock method.

   The following table sets forth the computation for basic and diluted earnings per share (in millions, except per share information):

                                                                           Years ended December 31,
                                                                          --------------------------
                                                                            2001     2000     1999
                                                                          -------- -------- --------
Numerator for basic and diluted earnings per share--net income........... $1,119.7 $1,138.5 $1,096.4
                                                                          ======== ======== ========
Denominator:
   Denominator for basic earnings per share--weighted-average shares.....  1,045.5  1,029.6  1,021.7
   Effect of Dilutive Securities.........................................     38.9     55.1     56.6
                                                                          -------- -------- --------
   Denominator for diluted earnings per share--adjusted weighted-average shares..............................................................  1,084.4  1,084.7  1,078.3
                                                                          ======== ======== ========
Basic earnings per share................................................. $   1.07 $   1.11 $   1.07
                                                                          ======== ======== ========
Diluted earnings per share............................................... $   1.03 $   1.05 $   1.02
                                                                          ======== ======== ========

   Options to purchase 17.3 million, 10.6 million, and 1.6 million shares with exercise prices greater than the annual average market prices of common stock were outstanding at December 31, 2001, 2000, and 1999, respectively. These options were excluded from the respective computations of diluted earnings per share because their effect would be anti-dilutive.

                                  AMGEN INC.

  Use of estimates

   The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates.

  Recent accounting pronouncements

   In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets" effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their estimated useful lives. The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. The impact of adoption of the new standards will not have a material impact on the results of operations or financial position of the Company.

  Reclassification

   Certain prior year amounts have been reclassified to conform to the current year presentation.

2.  Related party transactions

   The Company owns a 50% interest in Kirin-Amgen, Inc. ("Kirin-Amgen"), a corporation formed in 1984 with Kirin Brewery Company, Limited ("Kirin") for the development and commercialization of certain products based on advanced biotechnology. Kirin-Amgen has given exclusive licenses to Amgen to manufacture and market certain products including erythropoietin, granulocyte colony-stimulating factor ("G-CSF"), darbepoetin alfa, and pegfilgrastim in certain geographic areas of the world. The Company currently markets certain of these products under the brand names EPOGEN(R) (erythropoietin), NEUPOGEN(R) (G-CSF), and Aranesp(TM) (darbepoetin alfa). Kirin-Amgen's revenues primarily consist of royalty income related to its licensed technology rights. Kirin-Amgen receives royalty income from Amgen, as well as Kirin, Johnson & Johnson, Roche, and others under separate product license agreements for certain geographic areas outside of the United States. During the years ended December 31, 2001, 2000, and 1999, Kirin-Amgen earned royalties from Amgen of $147.1 million, $140.8 million, and $128.1 million, respectively, which are included in "Cost of sales" in the accompanying consolidated statements of operations.

   Kirin-Amgen's expenses primarily consist of costs related to research and development activities conducted on its behalf by Amgen and Kirin. Kirin-Amgen pays Amgen and Kirin for such services at negotiated rates. During the years ended December 31, 2001, 2000, and 1999, Amgen earned revenues from Kirin-Amgen of $210.1 million, $221.0 million, and $138.5 million, respectively, for certain research and development activities performed on Kirin-Amgen's behalf, which are included in "Corporate partner revenues" in the accompanying consolidated statements of operations.

   At December 31, 2001, Amgen's share of Kirin-Amgen's undistributed retained earnings was approximately $85.5 million.

3.  Debt

   The Company has a commercial paper program which provides for unsecured short-term borrowings up to an aggregate of $200 million. As of December 31, 2001, commercial paper with a face amount of $100 million

                                  AMGEN INC.

was outstanding. These borrowings had maturities of less than one month and had effective interest rates averaging 1.9%. Commercial paper with a face amount of $100 million and with effective interest rates averaging 6.7% was outstanding at December 31, 2000.

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

   The Company had $100 million of debt securities outstanding at December 31, 2001 and 2000 that bear interest at a fixed rate of 8.1% and mature in 2097 (the "Century Notes"). These securities may be redeemed in whole or in part at the Company's option at any time for a redemption price equal to the greater of the principal amount to be redeemed or the sum of the present values of the principal and remaining interest payments discounted at a determined rate plus, in each case, accrued interest.

   In addition to the Notes and the Century Notes, debt securities outstanding at December 31, 2001 and 2000 include $23 million of debt securities that bear interest at a fixed rate of 6.2% and mature in 2003. The terms of the debt securities require the Company to meet certain debt to tangible net asset ratios and place limitations on liens and sale/leaseback transactions and, except with respect to the Notes and the Century Notes, place limitations on subsidiary indebtedness.

   The Company has an unsecured committed credit facility (the "credit facility") with five participating banking institutions that includes a commitment expiring on May 28, 2003 for up to $150 million of borrowings under a revolving line of credit (the "revolving line commitment"). This credit facility supports the Company's commercial paper program. As of December 31, 2001, $150 million was available under the revolving line commitment for borrowing. Borrowings under the revolving line commitment bear interest at various rates which are a function of, at the Company's option, either the prime rate of a major bank, the federal funds rate, or a Eurodollar base rate. Under the terms of the credit facility, the Company is required to meet a minimum interest coverage ratio and maintain a minimum level of tangible net worth. In addition, the credit facility contains limitations on investments, liens, and sale/leaseback transactions.

   The aggregate stated maturities of all long-term obligations due subsequent to December 31, 2001, are as follows: none in 2002; $23 million in 2003; none in 2004, 2005, and 2006; and $200 million after 2006.

4.  Other items, net

   Other items, net in the accompanying consolidated statements of operations consists of the following expense/(income) items (in millions):

                                                                        Years ended December 31,
                                                                        -----------------------
                                                                         2001     2000    1999
                                                                        ------   ------  ------
Termination of collaboration agreements................................ $203.1   $   --  $   --
Legal award, net.......................................................     --    (73.9)  (49.0)
Write-off of acquired in-process research and development (see Note 11,
  "Kinetix acquisition") . ............................................     --     30.1      --
Amgen Foundation contribution..........................................     --     25.0      --
                                                                        ------   ------  ------
                                                                        $203.1   $(18.8) $(49.0)
                                                                        ======   ======  ======

                                  AMGEN INC.

  Termination of collaboration agreements

   In 2001, the Company recorded a charge of $203.1 million primarily related to the costs of terminating collaboration agreements with various third parties, including PRAECIS PHARMACEUTICALS INCORPORATED ("Praecis") and certain academic institutions. These costs include $102.4 million primarily with respect to amounts previously capitalized related to these agreements, and $100.7 million with respect to amounts to be paid to third parties in connection with the termination of these relationships.

  Legal award, net

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

  Amgen Foundation contribution

   In 2000, the Company contributed $25.0 million to the Amgen Foundation. This contribution will allow the Amgen Foundation to increase its support of non-profit organizations that focus on issues in health and medicine, science education, and other activities that strengthen local communities over the next several years.

                                  AMGEN INC.

5.  Income taxes

   The provision for income taxes includes the following (in millions):

                                                      Years ended December 31,
                                                      ------------------------
                                                        2001     2000    1999
                                                      -------   ------  ------
   Current provision:
      Federal (including U.S. possessions) .......... $ 636.6   $481.7  $422.8
      State .........................................    78.3     47.5    37.2
                                                      -------   ------  ------
          Total current provision....................   714.9    529.2   460.0
                                                      -------   ------  ------

   Deferred (benefit) provision:
      Federal (including U.S. possessions)...........  (104.3)     9.6     5.3
      State .........................................   (44.0)    (3.0)    4.5
                                                      -------   ------  ------
          Total deferred (benefit) provision.........  (148.3)     6.6     9.8
                                                      -------   ------  ------
                                                      $ 566.6   $535.8  $469.8
                                                      =======   ======  ======

   Deferred income taxes reflect the net tax effects of net operating loss and credit carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows (in millions):

                                                              December 31,
                                                            ----------------
                                                             2001     2000
                                                            -------  -------
  Deferred tax assets:
     Expense accruals...................................... $ 105.2  $  32.9
     Expenses capitalized for tax purposes.................    70.6     58.9
     Acquired net operating loss and credit carryforwards..    45.4     66.0
     Credit carryforwards..................................    39.4     15.0
     Fixed assets..........................................    29.3     46.0
     Other.................................................    54.2     16.4
                                                            -------  -------
         Total deferred tax assets.........................   344.1    235.2
     Valuation allowance...................................   (19.6)   (25.4)
                                                            -------  -------
         Net deferred tax assets...........................   324.5    209.8
                                                            -------  -------
  Deferred tax liabilities:
     Purchase of technology rights.........................   (85.9)   (95.9)
     Marketable securities and investments.................   (70.4)   (74.0)
     Other.................................................   (12.5)   (39.3)
                                                            -------  -------
         Total deferred tax liabilities....................  (168.8)  (209.2)
                                                            -------  -------
                                                            $ 155.7  $   0.6
                                                            =======  =======

   At December 31, 2001, the Company had operating loss carryforwards of $99.3 million available to reduce future federal taxable income which will begin expiring in 2008. The Company also had $10.6 million of credit carryforwards against which a partial valuation allowance was established. These operating loss and credit carryforwards relate to the acquisition of companies.

                                  AMGEN INC.

   The provision for income taxes varies from income taxes provided based on the federal statutory rate as follows:

                                                                        Years ended December 31,
                                                                        ----------------------
                                                                         2001    2000    1999
                                                                        -----    -----   -----
Statutory rate applied to income before income taxes...................  35.0 %  35.0 %  35.0 %
Benefit of Puerto Rico operations, net of Puerto Rico income taxes.....  (1.7)%  (2.0)%  (2.3)%
Utilization of tax credits, primarily research and experimentation.....  (1.3)%  (1.4)%  (2.1)%
Other, net.............................................................   1.6 %   0.4 %  (0.6)%
                                                                         ----    ----    ----
                                                                         33.6 %  32.0 %  30.0 %
                                                                         ====    ====    ====

   Income taxes paid during the years ended December 31, 2001, 2000, and 1999, totaled $516.2 million, $141.3 million, and $318.7 million, respectively.

6.  Stockholders' equity

  Stockholder Rights Agreement

   On February 18, 1997, the Board of Directors of the Company redeemed the rights under the Company's former common stock rights plan and declared a dividend of one preferred share purchase right (a "Right") for each then outstanding share of common stock of the Company and authorized the distribution of one Right with respect to each subsequently issued share of common stock. The Rights were distributed to stockholders of record on March 21, 1997. On December 12, 2000, the Board of Directors of the Company amended and restated the preferred stock rights plan governing the Rights (the "Amended and Restated Rights Plan") to, among other things: (i) provide that, as a result of two-for-one splits of the Company's common stock effected in February and November 1999 (the "Stock Splits"), each Right shall represent the right to purchase one four-thousandth of a share of Series A Junior Participating Preferred Stock ("Series A Preferred Stock") of the Company (which one four-thousandth gives effect to the Stock Splits); (ii) increase the exercise price of each Right to $350.00 from $56.25 (as adjusted for the Stock Splits); (iii) extend the term of the rights agreement to December 12, 2010 from March 21, 2007, and (iv) amend the definition of "Outside Director".

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

                                  AMGEN INC.

  Stock repurchase program

   The Company has a stock repurchase program primarily to reduce the dilutive effect of its employee stock option and stock purchase plans. Stock repurchased under the program is intended to be retired. The amount the Company spends on and the number of shares repurchased varies based on a variety of factors, including the stock price and blackout periods in which the Company is restricted from repurchasing shares. In December 2000, the Board of Directors authorized the Company to repurchase up to $2 billion of common stock between January 1, 2001 and December 31, 2002. As of December 31, 2001, $1,262.5 million was available for stock repurchases through December 31, 2002.

  Other comprehensive income/(loss)

   SFAS No. 130, "Reporting Comprehensive Income", requires unrealized gains and losses on the Company's available-for-sale securities and foreign currency forward contracts which qualify and are designated as cash flow hedges, and foreign currency translation adjustments to be included in other comprehensive income.

   Information regarding the components of accumulated other comprehensive income/(loss) are as follows (in millions):

                                                                          Accumulated
                                                  Unrealized   Foreign       other
                                                   gains on   currency   comprehensive
                                                  securities translation    income
                                                  ---------- ----------- -------------
Balance at December 31, 2000.....................   $114.3     $(51.7)       $62.6
Current year other comprehensive (loss)/income...     (6.7)       0.4         (6.3)
                                                    ------     ------        -----
Balance at December 31, 2001.....................   $107.6     $(51.3)       $56.3
                                                    ======     ======        =====

                                  AMGEN INC.

   Information regarding the income tax effects for items of other comprehensive income/(loss) is as follows (in millions):

                                                                                         Tax
                                                                           Before-tax benefit/  After-tax
                                                                             amount   (expense)  amount
                                                                           ---------- --------- ---------
For the year ended December 31, 1999:
Unrealized gains on available-for-sale securities.........................   $ 12.0    $ (5.3)   $  6.7
Less: Reclassification adjustments for losses realized in net income......     (1.0)      0.4      (0.6)
                                                                             ------    ------    ------
Net unrealized gains on available-for-sale securities.....................     13.0      (5.7)      7.3
Foreign currency translation adjustments..................................    (18.1)       --     (18.1)
                                                                             ------    ------    ------
Other comprehensive loss..................................................   $ (5.1)   $ (5.7)   $(10.8)
                                                                             ======    ======    ======

For the year ended December 31, 2000:
Unrealized gains on available-for-sale securities.........................   $193.0    $(75.8)   $117.2
Less: Reclassification adjustments for gains realized in net income.......     30.0     (11.8)     18.2
                                                                             ------    ------    ------
Net unrealized gains on available-for-sale securities.....................    163.0     (64.0)     99.0
Foreign currency translation adjustments..................................    (21.6)       --     (21.6)
                                                                             ------    ------    ------
Other comprehensive income................................................   $141.4    $(64.0)   $ 77.4
                                                                             ======    ======    ======

For the year ended December 31, 2001:
Unrealized losses on available-for-sale securities........................   $(18.4)   $  7.0    $(11.4)
Less: Reclassification adjustments for losses realized in net income......     (8.0)      3.3      (4.7)
                                                                             ------    ------    ------
Net unrealized losses on available-for-sale securities....................    (10.4)      3.7      (6.7)
Foreign currency translation adjustments..................................      0.4        --       0.4
                                                                             ------    ------    ------
Other comprehensive loss..................................................   $(10.0)   $  3.7    $ (6.3)
                                                                             ======    ======    ======

  Other

   In addition to common stock, the Company's authorized capital includes 5.0 million shares of preferred stock, $0.0001 par value, of which 0.7 million shares have been designated Series A Preferred Stock. At December 31, 2001 and 2000, no shares of preferred stock were issued or outstanding.

   At December 31, 2001, the Company had reserved 166.7 million shares of its common stock which may be issued through its employee stock option and stock purchase plans and had reserved 0.7 million shares of Series A Preferred Stock.

7.  Employee stock option, stock purchase, and defined contribution plans

  Employee stock option plans

   The Company's employee stock option plans provide for option grants designated as either nonqualified or incentive stock options. Option grants to employees generally vest over a three to five year period and expire seven years from the date of grant. Most employees are eligible to receive a grant of stock options periodically with the number of shares generally determined by the employee's salary grade, performance level, and the stock price. In addition, certain management and professional level employees normally receive a stock option grant upon hire. In 2001, most employees received stock option grants, totaling 5.2 million shares, in which all shares vest upon the earlier of: (i) five years from the date of grant or (ii) the date on which the closing price of Amgen

                                  AMGEN INC.

stock equals or exceeds $100.00 per share. As of December 31, 2001, the Company had 56.3 million shares of common stock available for future grant under its employee stock option plans.

   Stock option information with respect to all of the Company's employee stock option plans is as follows (shares in millions):

                                                          Exercise price
                                                      -----------------------
                                                                    Weighted-
                                               Shares  Low    High   average
                                               ------ ------ ------ ---------
  Balance unexercised at December 31, 1998.... 126.2  $ 0.66 $26.22  $12.18
     Granted .................................  19.0  $26.25 $57.69  $31.48
     Exercised ............................... (26.9) $ 0.66 $39.44  $ 9.45
     Forfeited................................  (2.5) $ 5.48 $44.97  $17.76
                                               -----

  Balance unexercised at December 31, 1999.... 115.8  $ 0.92 $57.69  $15.88
     Granted .................................  13.1  $51.31 $78.00  $67.40
     Exercised ............................... (28.2) $ 0.92 $72.75  $11.03
     Forfeited................................  (2.0) $ 4.48 $74.86  $26.02
                                               -----

  Balance unexercised at December 31, 2000....  98.7  $ 2.55 $78.00  $23.89
     Granted .................................  18.6  $51.51 $74.19  $63.47
     Exercised ............................... (20.6) $ 2.55 $70.38  $13.12
     Forfeited................................  (2.3) $ 5.48 $78.00  $41.43
                                               -----

  Balance unexercised at December 31, 2001....  94.4  $ 6.19 $78.00  $33.62
                                               =====

   At December 31, 2001, 2000, and 1999, employee stock options to purchase
53.4 million, 55.5 million, and 61.7 million shares were exercisable at weighted-average prices of $20.81, $15.35, and $11.80, respectively.

   During the years ended December 31, 2001 and 2000, the Company issued 0.2 million and 0.1 million shares of restricted common stock, respectively.

  Fair value disclosures of employee stock options

   Employee stock option grants are set at the closing price of the Company's common stock on the date of grant and the related number of shares granted is fixed at that point in time. Therefore, under the principles of APB No. 25, the Company does not recognize compensation expense associated with the grant of employee stock options. SFAS No. 123, "Accounting for Stock-Based Compensation," requires the use of option valuation models to provide supplemental information regarding options granted after 1994. Pro forma information regarding net income and earnings per share shown below was determined as if the Company had accounted for its employee stock options and shares sold under its employee stock purchase plan under the fair value method of that statement.

   The fair value of the options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2001, 2000, and 1999, respectively: risk-free interest rates of 4.7%, 5.9%, and 5.8%; dividend yields of 0%, 0%, and 0%; volatility factors of the expected market price of the Company's common stock of 50%, 45%, and 38%; and expected life of the options of 3.7 years, 3.4 years, and 3.4 years. These assumptions resulted in weighted-average fair values of $26.74, $25.87, and $10.55 per share for employee stock options granted in 2001, 2000, and 1999, respectively.

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

   For purposes of pro forma disclosures, the estimated fair values of the options are amortized over the options' vesting periods. The Company's pro forma information is as follows (in millions, except per share information):

                                                     Years ended December 31,
                                                     ------------------------
                                                      2001    2000     1999
                                                     ------ -------- --------
   Pro forma net income............................. $930.6 $1,035.4 $1,030.0
   Pro forma earnings per share:
      Basic ........................................ $ 0.89 $   1.01 $   1.01
      Diluted....................................... $ 0.86 $   0.95 $   0.95

   Information regarding employee stock options outstanding as of December 31, 2001 is as follows (shares in millions):

                                    Options outstanding      Options exercisable
                                ---------------------------- -------------------
                                                  Weighted-
                                       Weighted-   average             Weighted-
                                        average   remaining             average
                                       exercise  contractual           exercise
  Price range                   Shares   price      life     Shares      price
  -----------                   ------ --------- ----------- ------    ---------
  $10.00 and under ............   4.1   $ 9.66    0.6 years    4.1      $ 9.66
  Over $10.00 to $15.00........  24.4   $13.77    2.4 years   23.2      $13.75
  Over $15.00 to $30.00........  20.6   $17.01    3.6 years   14.6      $17.11
  Over $30.00 to $60.00........  17.1   $35.04    4.6 years    8.1      $33.37
  Over $60.00 .................  28.2   $65.56    6.1 years    3.4      $68.11

  Employee stock purchase plan

   The Company has an employee stock purchase plan whereby, in accordance with
Section 423 of the Internal Revenue Code, eligible employees may authorize payroll deductions of up to 10% of their salary to purchase shares of the Company's common stock at the lower of 85% of the fair market value of common stock on the first or last day of the offering period. During the years ended December 31, 2001 and 2000, employees purchased 0.6 million and 1.3 million shares at weighted-average prices of approximately $47.97 and $30.33 per share, respectively. No shares were purchased under the employee stock purchase plan during 1999 because the Company had a 15 month offering period which extended from January 1, 1999 to March 31, 2000. At December 31, 2001, the Company had
15.6 million shares available for future issuance under this plan.

  Defined contribution plans

   The Company has defined contribution plans covering substantially all employees in the U.S. and its possessions. Under these plans, the Company makes certain amounts of matching contributions for those employees who elect to contribute to the plans and makes additional contributions based upon the compensation

                                  AMGEN INC.

of eligible employees regardless of whether or not the employees contribute to the plans. In addition, the Company has other defined contribution plans covering certain employees of the Company and employees of its foreign affiliates. The Company's expense for its defined contribution plans totaled $45.2 million, $42.6 million, and $34.3 million for the years ended December 31, 2001, 2000, and 1999, respectively.

8.  Balance sheet accounts

   Property, plant, and equipment consisted of the following (in millions):

                                                             December 31,
                                                         -------------------
                                                           2001       2000
                                                         ---------  --------
  Land.................................................. $   207.7  $  120.0
  Buildings and building improvements...................     980.1     901.7
  Manufacturing equipment...............................     356.5     287.6
  Laboratory equipment..................................     394.3     338.1
  Furniture and office equipment........................     894.8     672.6
  Leasehold improvements................................      67.0      53.7
  Construction in progress..............................     209.5     345.5
                                                         ---------  --------
                                                           3,109.9   2,719.2
  Less accumulated depreciation and amortization........  (1,163.8)   (937.7)
                                                         ---------  --------
                                                         $ 1,946.1  $1,781.5
                                                         =========  ========

   Accrued liabilities consisted of the following (in millions):

                                                                                 December 31,
                                                                                 -------------
                                                                                  2001   2000
                                                                                 ------ ------
Employee compensation and benefits.............................................. $147.2 $151.9
Sales incentives, royalties, and allowances ....................................  124.7  107.6
Obligations from terminating collaboration agreements (see Note 4, "Other items,
  net").........................................................................  100.7     --
Due to affiliated companies and corporate partners..............................   97.6   92.8
Income taxes ...................................................................   92.6  116.7
Clinical development costs......................................................   56.0   50.5
Other...........................................................................  147.5   99.7
                                                                                 ------ ------
                                                                                 $766.3 $619.2
                                                                                 ====== ======

9.  Fair values of financial instruments

   The carrying amounts of cash, cash equivalents, marketable securities, and marketable equity investments approximated their fair values. Fair values of cash equivalents, marketable securities, and marketable equity investments are based on quoted market prices.

   The carrying amount of commercial paper approximated its fair value as of December 31, 2001 and 2000. The fair values of long-term debt at December 31, 2001 and 2000 totaled approximately $244.9 million and $222.0 million, respectively. The fair values of commercial paper and long-term debt were estimated based on quoted market rates for instruments with similar terms and remaining maturities.

                                  AMGEN INC.

   The carrying amounts of derivative instruments approximated their fair values. At December 31, 2001 and 2000, the fair values of derivative instruments were not material.

10.   Segment information

   The company operates in one business segment--human therapeutics. Therefore, results of operations are reported on a consolidated basis for purposes of segment reporting. Enterprise-wide disclosures about revenues by product, revenues and long-lived assets by geographic area, and revenues from major customers are presented below.

  Revenues

   Revenues consisted of the following (in millions):

                                                  Years ended December 31,
                                                 --------------------------
                                                   2001     2000     1999
                                                 -------- -------- --------
    EPOGEN(R)/Aranesp(TM)....................... $2,150.0 $1,962.9 $1,759.1
    NEUPOGEN(R) ................................  1,346.4  1,223.7  1,256.6
    Other product sales.........................     14.6     15.6     27.1
                                                 -------- -------- --------
    Total product sales.........................  3,511.0  3,202.2  3,042.8
    Other revenues..............................    504.7    427.2    297.3
                                                 -------- -------- --------
       Total revenues........................... $4,015.7 $3,629.4 $3,340.1
                                                 ======== ======== ========

  Geographic information

   Outside the U.S., the Company sells NEUPOGEN(R) in the European Union ("EU"), Canada, and Australia. Outside the U.S., the Company sells Aranesp(TM) in most countries in the EU, Australia, and New Zealand. Information regarding revenues and long-lived assets (consisting of property, plant, and equipment) attributable to the United States and to all foreign countries collectively is stated below. The geographic classification of product sales was based upon the location of the customer. The geographic classification of all other revenues was based upon the domicile of the entity from which the revenues were earned. Information is as follows (in millions):

                                                  Years ended December 31,
                                                 --------------------------
                                                   2001     2000     1999
                                                 -------- -------- --------
    Revenues:
       U.S. and possessions..................... $3,688.5 $3,343.0 $3,024.5
       Foreign countries........................    327.2    286.4    315.6
                                                 -------- -------- --------
           Total revenues ...................... $4,015.7 $3,629.4 $3,340.1
                                                 ======== ======== ========

                                                        December 31,
                                                 --------------------------
                                                   2001     2000     1999
                                                 -------- -------- --------
    Long-lived assets:
       U.S. and possessions..................... $1,861.0 $1,706.5 $1,475.7
       Foreign countries........................     85.1     75.0     77.9
                                                 -------- -------- --------
           Total long-lived assets ............. $1,946.1 $1,781.5 $1,553.6
                                                 ======== ======== ========

                                  AMGEN INC.

  Major customers

   Amgen uses wholesale distributors of pharmaceutical products as the principal means of distributing the Company's products to clinics, hospitals, and pharmacies. The Company monitors the financial condition of its larger distributors and limits its credit exposure by setting appropriate credit limits and requiring collateral from certain customers.

   For the year ended December 31, 2001, sales to three large wholesalers each accounted for more than 10% of total revenues. Sales to these three wholesalers were $1,470.1 million, $535.8 million, and $459.8 million. For the years ended December 31, 2000 and 1999, sales to two large wholesalers each accounted for more than 10% of total revenues. Sales to these wholesalers were $1,233.4 million and $445.2 million, respectively, for the year ended December 31, 2000. Sales to these two wholesalers were $1,078.0 million and $438.2 million, respectively, for the year ended December 31, 1999.

   At December 31, 2001, amounts due from three large wholesalers each exceeded 10% of gross trade receivables, and accounted for 64% of gross trade receivables on a combined basis. At December 31, 2000, amounts due from four large wholesalers each exceeded 10% of gross trade receivables, and accounted for 51% of gross trade receivables on a combined basis.

11.   Kinetix acquisition

   On December 14, 2000, Amgen acquired all of the outstanding shares of Kinetix Pharmaceuticals, Inc. ("Kinetix"), a privately held company, in a tax-free exchange for 2.6 million shares of Amgen common stock. The acquisition was accounted for under the purchase method of accounting, and accordingly, the operating results of Kinetix are included in the accompanying consolidated financial statements starting from December 14, 2000. The acquisition was valued at $172.2 million, including $1.0 million of related acquisition costs and $6.5 million of Amgen restricted common stock issued in exchange for Kinetix restricted common stock held by employees retained from Kinetix. The $6.5 million is being recognized as compensation expense over the vesting period of the restricted common stock.

   The purchase price was allocated among identifiable tangible and intangible assets and liabilities of Kinetix based upon their fair values. A discounted, risk-adjusted cash flow analysis was performed to value the technology platform of Kinetix expected to generate future molecules that may be developed into human therapeutics, as well as in-process research projects. The analysis resulted in valuing the acquired base technology at $36.6 million, which was capitalized and will be amortized on a straight-line basis over a 15 year period. Additionally, $30.1 million of value was assigned to acquired in-process research and development, and was expensed on the acquisition date in accordance with generally accepted accounting principles. The excess of the purchase price over the fair values of assets and liabilities acquired of $103.3 million was allocated to goodwill, which was amortized through December 31, 2001 using a 15 year useful life. Goodwill amortization ceased beginning January 1, 2002 (see Note 1, "Summary of significant accounting policies--Recent accounting pronouncements").

12.  Proposed merger with Immunex

   On December 16, 2001, the Company signed a definitive agreement to acquire Immunex Corporation ("Immunex") in a transaction to be accounted for as a purchase. Immunex is a biopharmaceutical company dedicated to developing immune system science to protect human health. Under the terms of the agreement, each share of Immunex common stock outstanding at the closing of the merger, other than shares as to which dissenters' rights have been validly exercised, will be converted into 0.44 of a share of Amgen common stock

                                  AMGEN INC.

and $4.50 cash. In addition, at the closing of the merger each option outstanding to purchase a share of Immunex common stock will be assumed by Amgen and exchanged into an option to purchase Amgen common stock based on the terms of the merger agreement. The estimated purchase price is approximately $17.6 billion, which includes the cash portion of the merger consideration, the estimated fair values of Amgen stock issued and options to be exchanged, and the direct transaction costs. The final purchase price will be determined based upon the number of Immunex shares and options outstanding at the closing date. The transaction is expected to close in the second half of 2002, subject to approval by shareholders of both companies, customary regulatory approvals, as well as other customary closing conditions.

13.  Quarterly financial data (unaudited)
     (in millions, except per share data)

        2001 Quarter Ended         Dec. 31(1)    Sept. 30   June 30   Mar. 31
        ------------------         ----------- ------------ ------- -----------
Product sales.....................   $974.1       $879.6    $858.9    $798.4
Gross margin from product sales...    821.6        776.9     760.5     709.0
Net income........................    163.0        329.9     321.9     304.9
Earnings per share:...............
   Basic..........................   $ 0.16       $ 0.31    $ 0.31    $ 0.29
   Diluted........................   $ 0.15       $ 0.30    $ 0.30    $ 0.28

        2000 Quarter Ended         Dec. 31 (2) Sept. 30 (3) June 30 Mar. 31 (4)
        ------------------         ----------- ------------ ------- -----------
Product sales.....................   $846.8       $851.0    $806.8    $697.6
Gross margin from product sales...    735.3        741.5     705.1     611.9
Net income........................    210.8        358.9     302.6     266.2
Earnings per share:...............
   Basic..........................   $ 0.20       $ 0.35    $ 0.29    $ 0.26
   Diluted........................   $ 0.19       $ 0.33    $ 0.28    $ 0.25

--------
(1) During the fourth quarter of 2001, the Company recorded a charge of $203.1 million, primarily related to the costs of terminating collaboration agreements with various third parties, including Praecis and certain academic institutions (see Note 4, "Other items, net--Termination of collaboration agreements"). In addition, Amgen recorded a charge of $39.5 million, included in cost of sales, to write-off certain inventory deemed not recoverable (see Note 1, "Summary of significant accounting policies--Inventories"). After applicable tax effects, the impact of these items on net income was $0.15 per share for the year ended December 31, 2001.

(2) During the fourth quarter of 2000, the Company recorded an after-tax charge of $30.1 million to write-off acquired in-process research and development related to the acquisition of Kinetix (see Note 11, "Kinetix acquisition"). In addition, the Company made a contribution of $25 million to the Amgen Foundation (see Note 4, "Other items, net--Amgen Foundation contribution"). After applicable tax effects, these amounts combined with the legal award discussed in item 3 below had no impact on net income for the year ended December 31, 2000.

(3) During the third quarter of 2000, the Company recorded a net legal award of $73.9 million, which primarily represents an award for certain costs and expenses, including attorney's fees, associated with the spillover arbitration with Johnson & Johnson (see Note 4, "Other items, net--Legal award, net").

(4) During the first quarter of 2000, sales were adversely impacted by Year 2000-related sales totaling $45 million. In addition, the Company believes sales were adversely impacted by additional 1999 year-end stockpiling of EPOGEN(R) by dialysis providers and by wholesalers reducing their inventories of NEUPOGEN(R).

                                  AMGEN INC.

14.  Subsequent event (unaudited)

   On February 22, 2002, the Company announced that it has agreed to issue $3.5 billion in aggregate face amount of 30-year zero coupon senior notes (the "Convertible Notes") that are convertible into shares of the Company's common stock. The proceeds from the offering, net of estimated issuance costs, are expected to be approximately $2.45 billion. The Company may raise up to an additional $321 million upon exercise of an over-allotment option that has been granted in connection with the offering. The Company expects to use approximately $650 million of the net proceeds to repurchase shares of its common stock simultaneously with the issuance of the Convertible Notes, with the remaining proceeds to be used for general corporate purposes.

   The terms of the Convertible Notes include a yield to maturity of 1.125% and an initial conversion premium of 40%. Amgen may not call the Convertible Notes for redemption until five years from the date of issuance, after which they are redeemable by Amgen at the accreted value. The holders of the Convertible Notes will have the option to require the Company to purchase their Convertible Notes at the accreted value on specific dates in years three, five, ten, and fifteen. The Company may choose to pay the redemption purchase price in cash and/or shares of common stock. In addition, starting the day after the fifth anniversary of issuance, the Company will be obligated to make contingent interest payments if the market price of the Convertible Notes exceeds certain thresholds.

   The issuance of the Convertible Notes is subject to customary closing conditions and is expected to be completed by March 1, 2002.

                                                                    SCHEDULE II

                                  AMGEN INC.

                              VALUATION ACCOUNTS

                 Years ended December 31, 2001, 2000, and 1999
                                 (In millions)

                                                Additions
                                     Balance at charged to             Balance
                                     beginning  costs and              at end
                                     of period   expenses  Deductions of period
                                     ---------- ---------- ---------- ---------
 Year ended December 31, 2001:
    Allowance for doubtful accounts.   $21.2      $ 0.3       $0.1      $21.4
 Year ended December 31, 2000:......
    Allowance for doubtful accounts.   $26.0      $ 0.1       $4.9      $21.2
 Year ended December 31, 1999:......
    Allowance for doubtful accounts.   $17.1      $10.1       $1.2      $26.0