Form 10-Q
period 2002-03-31
AMGEN INC
filed 2002-04-29
CIK 318154

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2002

                                   OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number 000-12477

                                   AMGEN INC.
             (Exact name of registrant as specified in its charter)

               Delaware                                        95-3540776
-----------------------------------------------------    -----------------------
   (State or other jurisdiction of                          (I.R.S. Employer
    incorporation or organization)                        Identification No.)

One Amgen Center Drive, Thousand Oaks, California              91320-1799
-----------------------------------------------------    -----------------------
     (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code          (805) 447-1000

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

         As of March 31, 2002, the registrant had 1,038,989,468 shares of Common Stock, $0.0001 par value, outstanding.

                                   AMGEN INC.

                                      INDEX

                                                                        Page No.
PART I   FINANCIAL INFORMATION

         Item 1.  Financial Statements .............................       3

             Condensed Consolidated Statements of
             Operations - three months ended
             March 31, 2002 and 2001 ...............................       4

             Condensed Consolidated Balance Sheets -
             March 31, 2002 and December 31, 2001 ..................       5

             Condensed Consolidated Statements of
             Cash Flows - three months ended
             March 31, 2002 and 2001 ...............................       6

             Notes to Condensed Consolidated Financial
             Statements ............................................       7

         Item 2.  Management's Discussion and Analysis
                  of Financial Condition and Results of
                  Operations .......................................      13

PART II  OTHER INFORMATION

         Item 1.  Legal Proceedings ................................      20

         Item 6.  Exhibits and Reports on Form 8-K .................      21

         Signatures ................................................      22

         Index to Exhibits .........................................      23

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

     The information in this report for the three months ended March 31, 2002 and 2001 is unaudited but includes all adjustments (consisting only of normal recurring accruals, unless otherwise indicated) which Amgen Inc. ("Amgen" or the "Company") considers necessary for a fair presentation of the results of operations for those periods.

     The condensed consolidated financial statements should be read in conjunction with the Company's financial statements and the notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

     Interim results are not necessarily indicative of results for the full fiscal year.

                                   AMGEN INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In millions, except per share data)
                                   (Unaudited)

                                                               Three Months Ended
                                                                    March 31,
                                                             2002            2001
                                                         -----------      -----------
Revenues:
  Product sales                                          $     908.6      $     798.4
  Corporate partner revenues                                    31.5             51.1
  Royalty income                                                68.4             52.1
                                                         -----------      -----------
   Total revenues                                            1,008.5            901.6
                                                         -----------      -----------

Operating expenses:
  Cost of sales                                                103.6             89.4
  Research and development                                     203.4            206.7
  Selling, general and administrative                          245.8            196.2
  Earnings of affiliates, net                                   (1.7)            (7.2)
                                                         -----------      -----------
   Total operating expenses                                    551.1            485.1
                                                         -----------      -----------

Operating income                                               457.4            416.5

Other income (expense):
  Interest and other income, net                                43.7             49.1
  Interest expense, net                                         (7.0)            (4.3)
                                                         -----------      -----------
   Total other income                                           36.7             44.8
                                                         -----------      -----------

Income before income taxes                                     494.1            461.3

Provision for income taxes                                     153.2            156.4
                                                         -----------      -----------

Net income                                               $     340.9      $     304.9
                                                         ===========      ===========


Earnings per share:
  Basic                                                  $      0.33      $      0.29
  Diluted                                                $      0.32      $      0.28

Shares used in calculation of earnings per share:

  Basic                                                      1,043.6          1,041.1
  Diluted                                                    1,085.6          1,086.2

                             See accompanying notes.

                                   AMGEN INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In millions, except per share data)
                                   (Unaudited)

                                                        March 31,   December 31,
                                                          2002         2001
                                                      -----------   -----------
                    ASSETS
                    ------
Current assets:
  Cash and cash equivalents                           $   2,981.2   $    689.1
  Marketable securities                                   2,193.3      1,973.1
  Trade receivables, net                                    525.1        497.2
  Inventories                                               371.6        355.6
  Other current assets                                      334.8        343.6
                                                      -----------   ----------
    Total current assets                                  6,406.0      3,858.6

Property, plant, and equipment at cost, net               1,967.9      1,946.1
Other assets                                                691.0        638.4
                                                      -----------   ----------
                                                      $   9,064.9   $  6,443.1
                                                      ===========   ==========

   LIABILITIES AND STOCKHOLDERS' EQUITY
   ------------------------------------
Current liabilities:
  Accounts payable                                    $     106.1   $    136.7
  Commercial paper                                           99.9         99.9
  Accrued liabilities                                       862.2        766.3
                                                      -----------   ----------
    Total current liabilities                             1,068.2      1,002.9

Long-term debt                                            3,046.9        223.0

Stockholders' equity:
  Preferred stock; $0.0001 par value; 5.0 shares
   authorized; none issued or outstanding                       -            -
  Common stock and additional paid-in capital;
   $0.0001 par value; 2,750.0 shares authorized;
   outstanding - 1,039.0 shares in 2002 and
   1,045.8 shares in 2001                                 3,606.1      3,474.1
  Retained earnings                                       1,312.4      1,686.8
  Accumulated other comprehensive income                     31.3         56.3
                                                      -----------   ----------
    Total stockholders' equity                            4,949.8      5,217.2
                                                      -----------   ----------

                                                      $   9,064.9   $  6,443.1
                                                      ===========   ==========

                             See accompanying notes.

                                   AMGEN INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (In millions)
                                   (Unaudited)

                                                                      Three Months Ended
                                                                           March 31,
                                                                       2002          2001
                                                                   -----------    ----------
Cash flows from operating activities:
 Net income                                                         $   340.9     $   304.9
 Depreciation and amortization                                           60.7          59.9
 Tax benefits related to employee stock options                          51.2          72.0
 Gain on equity investments                                              (4.8)        (12.4)
 Other non-cash expenses                                                  4.5             -
 Earnings of affiliates, net                                             (1.7)         (7.2)
 Cash provided by (used in):
     Trade receivables, net                                             (27.9)        (42.5)
     Inventories                                                        (16.0)        (47.0)
     Other current assets                                                24.7          30.2
     Accounts payable                                                   (30.6)        (46.3)
     Accrued liabilities                                                 85.9           3.8
                                                                   -----------    ----------
        Net cash provided by operating activities                       486.9         315.4
                                                                   -----------    ----------

Cash flows from investing activities:

 Purchases of property, plant, and equipment                            (82.0)        (86.9)
 Proceeds from maturities of marketable securities                      187.6             -
 Proceeds from sales of marketable securities                               -         138.6
 Purchases of marketable securities                                    (429.5)       (129.0)
 Other                                                                    8.4          21.7
                                                                   -----------    ----------
        Net cash used in investing activities                          (315.5)        (55.6)
                                                                   -----------    ----------

Cash flows from financing activities:
 Net proceeds from issuance of common stock upon the
     exercise of employee stock options and in
     connection with an employee stock purchase plan                     79.5          74.8
 Issuance of zero-coupon convertible notes, net
      of issuance costs                                               2,764.7             -
 Repurchases of common stock                                           (715.3)        (75.9)
 Other                                                                   (8.2)         (6.3)
                                                                   -----------    ----------
        Net cash provided by (used in) financing activities           2,120.7          (7.4)
                                                                   -----------    ----------

Increase in cash and cash equivalents                                 2,292.1         252.4

Cash and cash equivalents at beginning of period                        689.1         226.5
                                                                   -----------    ----------

Cash and cash equivalents at end of period                          $ 2,981.2    $    478.9
                                                                   ===========    ==========

                             See accompanying notes.

                                   AMGEN INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2002

1.   Summary of significant accounting policies

   Business

     Amgen Inc. ("Amgen" or the "Company") is a global biotechnology company that discovers, develops, manufactures, and markets human therapeutics based on advances in cellular and molecular biology.

   Principles of consolidation

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries as well as affiliated companies in which the Company has a controlling financial interest and exercises control over their operations ("majority controlled affiliates"). All material intercompany transactions and balances have been eliminated in consolidation. Investments in affiliated companies which are 50% or less owned and where the Company exercises significant influence over operations are accounted for using the equity method. All other equity investments are accounted for under the cost method. The caption "Earnings of affiliates, net" includes Amgen's equity in the operating results of affiliated companies and the minority interest others hold in the operating results of Amgen's majority controlled affiliates.

   Inventories

     Inventories are stated at the lower of cost or market. Cost is determined in a manner which approximates the first-in, first-out (FIFO) method. Inventories consist of raw materials, work in process, and finished goods for currently marketed products and product candidates awaiting regulatory approval which the Company expects to commercialize. As of March 31, 2002, no inventory was capitalized related to such product candidates. The inventory balance of such product candidates totaled $8.8 million as of December 31, 2001. Inventories are shown net of applicable reserves and allowances. Inventories consisted of the following (in millions):

                                   March 31,     December 31,
                                     2002             2001
                                  ----------     ------------

            Raw materials         $    28.7      $     21.9
            Work in process           249.8           266.7
            Finished goods             93.1            67.0
                                  ----------     ------------
                                  $   371.6      $    355.6
                                  ==========     ============

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

     Derivative instruments

         Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, requires companies to recognize all of its derivative instruments as either assets or liabilities in the balance sheet at fair value. The accounting for changes in the fair value (i.e., unrealized gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. Derivatives that are not hedges must be adjusted to fair value through current earnings.

         To protect against possible changes in values of certain anticipated foreign currency cash flows, primarily resulting from sales outside the U.S., the Company enters into foreign currency forward contracts which qualify and are designated as cash flow hedges. These foreign currency forward contracts cover anticipated foreign currency cash flows for up to the succeeding twelve months. No portions of these foreign currency forward contracts are excluded from the assessment of hedge effectiveness, and there are no ineffective portions of these hedging instruments. The gains and losses on these forward contracts are reported as a component of other comprehensive income and reclassified into interest and other income, net in the same periods during which the hedged transactions affect earnings. At March 31, 2002, amounts in accumulated other comprehensive income related to cash flow hedges were not material.

         To protect against possible reductions in value of certain of its available-for-sale marketable equity securities, the Company entered into equity forward contracts during 2001 which qualify and are designated as fair value hedges. The gains and losses on these forward contracts as well as the offsetting losses and gains on the hedged equity securities are recognized in interest and other income, net in the current period. During the three months ended March 31, 2002, gains and losses on the portions of these forwards excluded from the assessment of hedge effectiveness and the ineffective portions of these hedging instruments were not material. In addition, to protect against possible reductions in value of certain available-for-sale fixed income investments, the Company entered into interest rate swap agreements during 2001 which qualify and are designated as fair value hedges. The terms of the interest rate swap agreements correspond to the related hedged investments. As a result, there is no hedge ineffectiveness. During the three months ended March 31, 2002, gains and losses on these interest rate swap agreements were fully offset by the losses and gains on the hedged investments.

         The Company has additional foreign currency forward contracts to reduce exposures to foreign currency fluctuations of certain assets and liabilities denominated in foreign currencies. However, these contracts have not been designated as hedges under SFAS No. 133. Accordingly, gains and losses on these foreign currency forward contracts are recognized in interest and other income, net in the current period. During the three months ended March 31, 2002, gains and losses on these foreign currency forward contracts were not material.

     Employee stock option and stock purchase plans

         The Company's employee stock option and stock purchase plans are accounted for under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees".

     Earnings per share

         Basic earnings per share is based upon the weighted-average number of common shares outstanding. Diluted earnings per share is based upon the weighted-average number of common shares and dilutive potential common shares outstanding. Dilutive potential common shares are: 1) outstanding options under the Company's employee stock option plans, 2) potential issuances of stock under the employee stock purchase plan, and 3) restricted stock (collectively "Dilutive Securities") which are included under the treasury stock method, and
4) common shares to be issued under the assumed conversion of outstanding 30-year, zero-coupon senior convertible notes which are included under the if-converted method (see Footnote 4, "Convertible Notes").

         The following table sets forth the computation for basic and diluted earnings per share (in millions, except per share information):

                                                     Three Months Ended
                                                         March 31,
                                                    2002            2001
                                                 ----------      ----------
   Income (Numerator):
       Net income for basic EPS                   $   340.9       $   304.9
       Adjustment for interest expense on
          Convertible Notes, net of tax                 1.7              -
                                                 ----------      ----------
       Income for diluted EPS, after assumed
          conversion of Convertible Notes         $   342.6       $   304.9
                                                 ==========      ==========

   Shares (Denominator):
       Weighted-average shares for basic EPS        1,043.6         1,041.1
       Effect of Dilutive Securities                   30.1            45.1
       Effect of Convertible Notes                     11.9              -
                                                 ----------      ----------
       Adjusted weighted-average shares for
          diluted EPS                               1,085.6         1,086.2
                                                 ==========      ==========

   Basic earnings per share                       $    0.33       $    0.29
   Diluted earnings per share                     $    0.32       $    0.28


     Recent accounting pronouncements

         The Company adopted SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets" on January 1, 2002, and the adoption of these standards has not had a material effect on the Company's financial statements. Under the new rules, goodwill is no longer amortized, but will be subject to annual impairment tests in accordance with the statements. Other intangible assets will continue to be amortized over their estimated useful lives.

     Use of estimates

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates.

     Basis of presentation

         The financial information for the three months ended March 31, 2002 and 2001 is unaudited but includes all adjustments (consisting only of normal recurring accruals, unless otherwise indicated) which the Company considers necessary for a fair presentation of the results of operations for these periods. Interim results are not necessarily indicative of results for the full fiscal year.

2.   Stockholders' equity

     The Company has a stock repurchase program primarily to reduce the dilutive effect of its employee stock option and stock purchase plans. Stock repurchased under the program is intended to be retired. During the three months ended March 31, 2002, the Company repurchased 12.5 million shares of its common stock at a total cost of $715.3 million under its common stock repurchase program, including 11.3 million shares of common stock repurchased simultaneously with the issuance of 30-year, zero-coupon convertible senior notes at a total cost of $650 million (see Footnote 4, "Convertible Notes"). In December 2000, the Board of Directors authorized the Company to repurchase up to $2.0 billion of common stock between January 1, 2001 and December 31, 2002. As of March 31, 2002, $547.2 million was available for stock repurchases through December 31, 2002.

3.   Other comprehensive income

     SFAS No. 130, "Reporting Comprehensive Income", requires unrealized gains and losses on the Company's available-for-sale securities and foreign currency forward contracts which qualify and are designated as cash flow hedges, and foreign currency translation adjustments to be included in other comprehensive income. During the three months ended March 31, 2002 and 2001, total comprehensive income was $315.9 million and $264.6 million, respectively.

4.   Convertible Notes

     On March 1, 2002, the Company issued $3.95 billion in aggregate face amount at maturity ($1,000 face amount per note) of 30-year, zero-coupon convertible senior notes (the "Convertible Notes") with a yield to maturity of 1.125%. The gross proceeds from the offering were approximately $2.82 billion (a $714.23 per note original issue price). The original issue discount of $1.13 billion (or $285.77 per note) is being accreted to interest expense over the life of the Convertible Notes using the effective interest method. Debt issuance costs were approximately $56.5 million and are being amortized on a straight-line basis over the life of the notes.

     Holders of the Convertible Notes may convert each of their notes into
8.8601 shares of common stock of the Company (the "conversion rate") at any time on or before the maturity date, or approximately 35.0 million shares in the aggregate. The conversion price per share as of any day will equal the original issuance price plus the accrued original issue discount to that day, divided by the conversion rate. The holders of the Convertible Notes may require the Company to purchase all or a portion of their notes on March 1, 2005, March 1, 2007, March 1, 2012, and March 1, 2017 at a price equal to the original issuance price plus the accrued original issue discount to the purchase dates. The Company may choose to pay the purchase price in cash and/or shares of common stock.

     The Company may redeem all or a portion of the Convertible Notes for cash at any time on or after March 1, 2007 at the original issuance price plus accrued original discount as of the redemption date. In addition, the Company will pay contingent cash interest during any six-month period commencing on or after March 2, 2007 if the average market price of a note for a five trading day measurement period preceding the applicable six-month period equals 120% or more of the sum of the original issuance price and accrued original issue discount for such note. The contingent cash interest in respect of any quarterly period will equal the greater of 1) the amount of regular cash dividends paid by the Company per share multiplied by the number of shares of common stock deliverable upon conversion of the Convertible Notes at the then applicable conversion rate or 2) 0.0625% of the average market price of a note for a five trading day measurement period preceding the applicable six-month period provided, that if the Company does not pay cash dividends during a semiannual period it will pay contingent interest semiannually at a rate of 0.125% of the average market price of a note for a five trading day measurement period.

5.   Proposed merger with Immunex

     The Company executed a definitive agreement, dated December 16, 2001, to acquire Immunex Corporation ("Immunex") in a transaction to be accounted for as a purchase. Immunex is a biopharmaceutical company dedicated to developing immune system science to protect human health. Under the terms of the agreement, each share of Immunex common stock outstanding at the closing of the merger, other than shares as to which dissenters' rights have been validly exercised, will be converted into the right to receive 0.44 of a share of Amgen common stock and $4.50 cash. In addition, at the closing of the merger each option outstanding to purchase a share of Immunex common stock will be assumed by Amgen and exchanged into an option to purchase Amgen common stock based on the terms of the merger agreement. The estimated purchase price is approximately $17.7 billion, which includes the cash portion of the merger consideration, the estimated fair values of Amgen stock issued and options to be exchanged, and the estimated direct transaction costs. The final purchase price will be determined based upon the number of Immunex shares and options outstanding at the closing date. The transaction is expected to close as early as June 2002, subject to approval by shareholders of both companies, customary regulatory approvals, as well as other customary closing conditions.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Proposed Merger with Immunex

     The Company executed a definitive agreement, dated December 16, 2001, to acquire Immunex Corporation ("Immunex") in a transaction to be accounted for as a purchase. Immunex is a biopharmaceutical company dedicated to developing immune system science to protect human health. Under the terms of the agreement, each share of Immunex common stock outstanding at the closing of the merger, other than shares as to which dissenters' rights have been validly exercised, will be converted into the right to receive 0.44 of a share of Amgen common stock and $4.50 cash. In addition, at the closing of the merger each option outstanding to purchase a share of Immunex common stock will be assumed by Amgen and exchanged into an option to purchase Amgen common stock based on the terms of the merger agreement. The estimated purchase price is approximately $17.7 billion, which includes the cash portion of the merger consideration of $2.5 billion, the estimated fair values of Amgen stock issued and options to be exchanged, and the estimated direct transaction costs. The final purchase price will be determined based upon the number of Immunex shares and options outstanding at the closing date. The transaction is expected to close as early as June 2002, subject to approval by shareholders of both companies, customary regulatory approvals, as well as other customary closing conditions. More information about this transaction is available in Amgen's Registration Statement on Form S-4 filed with the SEC on January 31, 2002, as amended by Amendment No. 1 to the Registration Statement filed with the SEC on March 22, 2002, which is incorporated herein by reference. Unless otherwise indicated, the discussions in this report relate to Amgen as a stand-alone entity and do not reflect the impact of the proposed merger with Immunex.

Liquidity and Capital Resources

     The Company had cash, cash equivalents, and marketable securities of $5,174.5 million at March 31, 2002, compared with $2,662.2 million at December 31, 2001. Cash provided by operating activities has been and is expected to continue to be the Company's primary recurring source of funds. During the three months ended March 31, 2002, operations provided $486.9 million of cash compared with $315.4 million during the same period last year.

     Capital expenditures totaled $82.0 million for the three months ended March 31, 2002, compared with $86.9 million for the same period a year ago. The Company anticipates spending approximately $450 million to $550 million in 2002 on capital projects and equipment to expand its global operations.

     The Company receives cash from the exercise of employee stock options and proceeds from the sale of stock by Amgen pursuant to the employee stock purchase plan. During the three months ended March 31, 2002, employee stock option exercises and proceeds from the sale of stock by Amgen pursuant to the employee stock purchase plan provided $79.5 million of cash compared with $74.8 million for the same period last year. Proceeds from the exercise of employee stock options will vary from period to period based upon, among other factors, fluctuations in the market value of the Company's stock relative to the exercise price of such options.

     The Company has a stock repurchase program primarily to reduce the dilutive effect of its employee stock option and stock purchase plans. During the three months ended March 31, 2002, the Company purchased 12.5 million shares of its common stock at a total cost of $715.3 million compared with 1.5 million shares purchased at a cost of $75.9 million during the same period last year. Stock repurchased during the three months ended March 31, 2002 includes 11.3 million shares of common stock repurchased simultaneously with the issuance of the 30-year, zero-coupon convertible senior notes (the "Convertible Notes", discussed below) at a total cost of $650 million. In December 2000, the Board of Directors authorized the Company to repurchase up to $2.0 billion of common stock between January 1, 2001 and December 31, 2002. The amount the Company spends on and the number of shares repurchased each quarter varies based on a variety of factors, including the stock price and blackout periods in which the Company is restricted from repurchasing shares. As of March 31, 2002, $547.2 million was available for stock repurchases through December 31, 2002.

     On March 1, 2002, the Company issued $3.95 billion in aggregate face amount at maturity of Convertible Notes with a yield to maturity of 1.125%. The gross proceeds from the offering were approximately $2.82 billion. The original issue discount of $1.13 billion is being accreted to interest expense over the life of the Convertible Notes using the effective interest method. Debt issuance costs were approximately $56.5 million and are being amortized on a straight-line basis over the life of the notes. The remainder of the proceeds will be used for general corporate purposes, including acquisitions, additional share repurchases, capital expenditures, and working capital.

     To provide for financial flexibility and increased liquidity, the Company has established several other sources of debt financing. As of March 31, 2002, the Company had $223 million of unsecured long-term debt securities outstanding. These unsecured long-term debt securities consisted of: 1) $100 million of debt securities that bear interest at a fixed rate of 6.5% and mature in 2007 under a $500 million debt shelf registration (the "Shelf"), 2) $100 million of debt securities that bear interest at a fixed rate of 8.1% and mature in 2097, and 3) $23 million of debt securities that bear interest at a fixed rate of 6.2% and mature in 2003. As of March 31, 2002, the Company's outstanding long-term debt was rated A2 by Moody's and A by Standard & Poor's. Under the Shelf, all of the remaining $400 million of debt securities available for issuance may be offered under the Company's medium-term note program with terms to be determined by market conditions.

     The Company's sources of debt financing also include a commercial paper program which provides for unsecured short-term borrowings up to an aggregate face amount of $200 million. As of March 31, 2002, commercial paper with a face amount of $100 million was outstanding. These borrowings had maturities of less than one month and had effective interest rates averaging 1.9%. In addition, the Company has an unsecured $150 million committed credit facility with five participating banking institutions that expires on May 28, 2003. This credit facility supports the Company's commercial paper program. As of March 31, 2002, no amounts were outstanding under this line of credit.

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

     The Company believes that existing funds, cash generated from operations, and existing sources of debt financing are adequate to satisfy its working capital and capital expenditure requirements for the foreseeable future, as well as to support its stock repurchase program and the proposed acquisition of Immunex (see "Proposed Merger with Immunex"). However, the Company may raise additional capital from time to time.


Results of Operations

     Product sales

         Product sales primarily consist of sales of EPOGEN(R) (Epoetin alfa), Aranesp(TM) (darbepoetin alfa), and NEUPOGEN(R) (Filgrastim). For the three months ended March 31, 2002, product sales were $908.6 million, an increase of $110.2 or 14% over the same period last year. Quarterly product sales are influenced by a number of factors, including underlying demand, wholesaler inventory management practices, and foreign exchange effects.

         EPOGEN(R) (Epoetin alfa)/Aranesp(TM) (darbepoetin alfa)

         In 2001, the Company received approval to market Aranesp(TM) in the U.S. (September 2001), most countries in the European Union ("EU"), Australia, and New Zealand for the treatment of anemia associated with chronic renal failure, including patients on dialysis and patients not on dialysis. As a result of the timing of these launches, there were no Aranesp(TM) sales in the first quarter of 2001.

         Combined EPOGEN(R) and Aranesp(TM) sales were $551.4 million for the three months ended March 31, 2002, an increase of $48.3 million or 10% over EPOGEN(R) sales in the same period last year. This increase was primarily due to Aranesp(TM) sales. Worldwide Aranesp(TM) sales were $39.2 million in the quarter. EPOGEN(R) sales for the three months ended March 31, 2002 were $512.2 million, an increase of $9.1 million or 2% over the same period last year. The Company believes that EPOGEN(R) demand decreased slightly in the quarter due to inventory drawdowns at the end-user.

         NEUPOGEN(R) (Filgrastim)

         Worldwide NEUPOGEN(R) sales were $355.0 million for the three months ended March 31, 2002, an increase of $61.0 million or 21% over the same period last year. This increase was primarily due to increased worldwide demand, which includes the effect of higher prices in the U.S., and to a lesser extent, wholesaler inventory changes. The Company believes that NEUPOGEN(R) demand for the quarter approximated low-double digits.

     Corporate partner revenues

         Corporate partner revenues were $31.5 million for the three months ended March 31, 2002, a decrease of $19.6 million or 38% from the same period last year. This decrease was due to lower revenues earned from Kirin-Amgen, Inc. primarily related to the Aranesp(TM) development program.

     Royalty income

         Royalty income was $68.4 million for the three months ended March 31, 2002, an increase of $16.3 million or 31% over the same period last year. This increase was primarily due to higher royalties from Johnson & Johnson relating to their sales of Epoetin alfa.

     Cost of sales

         Cost of sales as a percentage of product sales was 11.4% and 11.2% for the three months ended March 31, 2002 and 2001, respectively. This increase was primarily due to the impact of higher manufacturing costs for the Company's recently launched products.

     Research and development

         During the three months ended March 31, 2002, research and development expenses decreased $3.3 million or 2% from the same period last year. This decrease was primarily due to slightly lower outside research and development costs, partially offset by higher staff-related costs necessary to support ongoing research and product development activities.

     Selling, general and administrative

         During the three months ended March 31, 2002, selling, general and administrative ("SG&A") expenses increased $49.6 million or 25% over the same period last year. This increase was primarily due to higher outside marketing expenses and staff-related costs as the Company supports its products and new product launches.

     Interest and other income

         During the three months ended March 31, 2002, interest and other income decreased $5.4 million or 11% from the same period last year. This decrease was primarily due to higher gains realized on the sale of equity investments in the same period last year, as well as lower interest income generated from the Company's investment portfolio as a result of lower average interest rates, partially offset by higher average cash balances.

     Income taxes

         The Company's effective tax rate for the three months ended March 31, 2002 and 2001 was 31.0% and 33.9%, respectively. The Company's tax rate has decreased primarily due to an increase in the amount of permanently reinvested foreign earnings resulting from a restructuring of the Company's Puerto Rico operations.

Financial Outlook

         In the future, the Company expects the growth of its anemia business to be driven primarily by Aranesp(TM) sales in new markets. The Company expects growth in its U.S. dialysis business to come primarily from patient population growth and inflation-related price increases. Patients receiving treatment for end stage renal disease are covered primarily under medical programs provided by the federal government. Therefore, EPOGEN(R) sales may also be affected by future changes in reimbursement rates or a change in the basis for reimbursement by the federal government. Worldwide Aranesp(TM) sales may be dependent in part upon such factors as the effects of competitive pressures, penetration of existing and new market opportunities, and changes in foreign currency exchange rates. In addition, worldwide Aranesp(TM) sales may be affected by cost containment pressures from governments and private insurers on health care providers, as well as the availability of reimbursement by third-party payors including governments and private insurance plans. Aranesp(TM) may compete with EPOGEN(R) as health care providers in the U.S. may transition from administering EPOGEN(R) to Aranesp(TM).

     In January 2002, the Company received regulatory approval to market Neulasta(TM), its new white blood cell booster, in the U.S. Neulasta(TM), administered as a single fixed dose per chemotherapy cycle, is indicated for decreasing the incidence of infection, as manifested by febrile neutropenia in patients with non-myeloid malignancies receiving myelosuppressive anti-cancer drugs associated with clinically significant incidence of febrile neutropenia. The Company launched Neulasta(TM) in early April 2002.

     Future NEUPOGEN(R)/Neulasta(TM) demand is dependent primarily upon penetration of existing markets, inflation-related price increases, and the effects of competitive products. Neulasta(TM) may compete with NEUPOGEN(R) as health care providers in the U.S. may transition from administering NEUPOGEN(R) to Neulasta(TM). NEUPOGEN(R) usage is expected to continue to be affected by cost containment pressures from governments and private insurers on health care providers worldwide. Neulasta(TM) usage is expected to be affected by similar cost containment pressures from governments and private insurers on health care providers. Reported NEUPOGEN(R) sales will continue to be affected by changes in foreign currency exchange rates. In both domestic and foreign markets, sales of NEUPOGEN(R) are dependent, in part, on the availability of reimbursement from third-party payors such as governments (for example, Medicare and Medicaid programs in the U.S.) and private insurance plans. In domestic markets, sales of Neulasta(TM) are also dependent, in part, on the availability of reimbursement from third-party payors such as governments and private insurance plans. Therefore, NEUPOGEN(R)/Neulasta(TM) sales may also be affected by future changes in reimbursement rates or changes in the bases for reimbursement. In addition, chemotherapy treatments that are less myelosuppressive may require less NEUPOGEN(R)/Neulasta(TM).

     In November 2001, the Company received regulatory approval to market Kineret(TM) (anakinra) in the U.S. for the reduction in signs and symptoms of moderately to severely active rheumatoid arthritis in adult patients who have failed one or more disease modifying antirheumatic drugs. In March 2002, the Company received approval for Kineret(TM) in the EU for the treatment of the signs and symptoms of rheumatoid arthritis in combination with methotrexate, in patients with an inadequate response to methotrexate alone. Worldwide Kineret(TM) sales may be dependent in part upon such factors as the effects of competitive pressures, penetration of existing and new market opportunities, the availability and extent of reimbursement by third-party payors including governments and private insurance plans, and changes in foreign currency exchange rates.

     As a result of the recent product launches, including Neulasta(TM), the Company is in the process of determining the appropriate level of additional investment necessary to launch Neulasta(TM), for Aranesp(TM) marketing, and for additional sales infrastructure to further support all of its new product launches.

     The Company is providing this information as of the filing date of this Form 10-Q, and does not plan to update this information and expressly disclaims any duty to update the information contained in this filing, except as required by law.

     Except for the historical information contained herein, the matters discussed herein are by their nature forward-looking. Investors are cautioned that forward-looking statements or projections made by the Company, including those made in this document, are subject to risks and uncertainties that may cause actual results to differ materially from those projected. Reference is made in particular to forward-looking statements regarding product sales, expenses, liquidity, and the proposed merger with Immunex. Amgen operates in a rapidly changing environment that involves a number of risks, some of which are beyond the Company's control. Future operating results and the Company's stock price may be affected by a number of factors, including, without limitation: (i) the results of preclinical and clinical trials; (ii) regulatory approvals of product candidates, new indications, and manufacturing facilities; (iii) health care guidelines and policies relating to Amgen's products; (iv) reimbursement for Amgen's products by governments and private payors; (v) intellectual property matters (patents) and the results of litigation; (vi) competition;
(vii) fluctuations in operating results; and (viii) rapid growth of the Company. The proposed merger with Immunex may fail to close or the terms of the merger may need to be modified to achieve regulatory approval. Depending on the timing of the merger, and other factors, Amgen may not realize all of the anticipated benefits of the merger, including the anticipated synergies, cost savings, and growth opportunities from integrating the businesses of Immunex with the businesses of Amgen. Additionally, the value of the Amgen common stock to be issued to the Immunex shareholders in connection with the merger will fluctuate. These factors and others are discussed herein and in Exhibit 99 filed with this report titled "Factors That May Affect Amgen" and incorporated herein by reference.

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

  Inventory capitalization

     The Company capitalizes inventory costs associated with certain product candidates prior to regulatory approval, based on management's judgment of probable future commercialization. The Company would be required to expense previously capitalized costs related to pre-approval inventory upon a change in such judgment, due to, among other factors, a decision denying approval of the product candidate by the necessary regulatory bodies. At March 31, 2002, the Company did not have capitalized inventory related to product candidates.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

     Certain of the Company's legal proceedings are reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, with material developments since that report described below. While it is not possible to predict accurately or to determine the eventual outcome of these matters, the Company believes that the outcome of these proceedings will not have a material adverse effect on the annual financial statements of the Company.

Transkaryotic Therapies and Aventis litigation

     Oral arguments are scheduled for May 7, 2002.

Average Wholesale Price Litigation

     Amgen has either been served with complaints or has learned that it has been named in four separate putative class actions broadly alleging that it, together with a large number of other pharmaceutical manufacturers, reported prices for certain products that overstated the Average Wholesale Price ("AWP"), allegedly inflating reimbursements, including co-payments paid to providers who prescribe and administer the products. The complaints assert claims under the federal RICO statute and its state law corollaries, as well as state law claims for deceptive trade practices and common law fraud and seek an undetermined amount of damages, as well as other relief, including declaratory and injunctive relief. The cases include: Citizens for Consumer Justice et. al. v. Abbott Laboratories, Inc. et. al. (United States District Court, District of Massachusetts) (amended complaint served on Amgen on March 18, 2002); State of Nevada v. American Home Products Corporation et. al. (Second Judicial District Court, Washoe County, Nevada) (complaint served on Amgen on March 26, 2002); State of Montana ex rel. Mike McGrath, Attorney General v. Abbott Laboratories, Inc. et. al. (First Judicial District Court, Lewis and Clark County, Montana) (complaint served on Amgen on March 28, 2002); and Teamsters Health & Welfare Fund of Philadelphia and Vicinity, on behalf of itself and all others similarly situated v. Abbott Laboratories, Inc. et. al. (United States District Court, Eastern District of Pennsylvania) (Amgen has not been served with a complaint as of the date of this filing).

Securities Litigation

  Shareholder Litigation

     On December 14, 2001, David Osher, an alleged shareholder of Immunex Corporation ("Immunex"), filed a purported class action on behalf of Immunex shareholders against the members of the Immunex board of directors (the "Immunex Board") and Wyeth in King County Superior Court of Washington (the "Washington Court"). The complaint alleges that Wyeth and the Immunex Board breached fiduciary duties owed to Immunex shareholders by stalling the merger discussions with Amgen as a result of positions taken by Wyeth in the negotiations relating to its control of Immunex and its marketing rights in future Immunex products. The complaint further alleges that Wyeth and the Immunex Board were favoring their own interests and not acting in good faith toward plaintiff and the purported class. On March 25, 2002, plaintiff filed an amended complaint, alleging that Wyeth and the Immunex Board breached their fiduciary duties owed to Immunex shareholders by approving the merger with Amgen with terms that do not allow consideration of competing offers and by failing to disclose to Immunex shareholders certain information concerning the benefits to be received by Wyeth and certain Immunex directors/officers upon the completion of the merger. The amended complaint further alleges that Amgen aided and abetted Wyeth and the Immunex Board in the breach of their fiduciary duties owed to Immunex shareholders by offering Wyeth and certain Immunex directors/officers disproportionate consideration for approval of the merger with Amgen. Plaintiff seeks: certification as a class action and certification of plaintiff as class representative; preliminary and permanent injunction against proceeding with, or closing, the merger or any transaction that improperly favors the interests of Wyeth; rescission of the merger if it is consummated; and an award of the costs including attorneys' and experts' fees. On April 5, 2002, the Washington Court granted plaintiff's motion for expedited discovery and scheduled a hearing for May 13, 2002 on plaintiff's motion for preliminary injunction. Discovery is ongoing.

   Stockholder Derivative Lawsuit

     On March 14, 2002, Linda Blatchly, an alleged stockholder of Amgen, filed a purported stockholder derivative lawsuit against all members of the Amgen board of directors (the "Amgen Board") and nominally against Amgen in the Ventura County Superior Court of California. The complaint alleges, among other things, that, after the filing with the Securities and Exchange Commission of the Annual Report of Immunex Corporation ("Immunex") on Form 10-K on March 8, 2002 which contained disclosure regarding the lease for the new Immunex facility in Seattle, the Amgen Board members breached their fiduciary duties to Amgen by refusing to renegotiate or terminate the acquisition of Immunex, failing to disclose the true value of the financial condition of Immunex and seeking to acquire Immunex without conducting adequate due diligence. The complaint seeks: a declaration that the Amgen Board members have breached and are breaching their fiduciary and other duties to Amgen and the Amgen stockholders; preliminary and permanent injunction against proceeding with the merger; an order requiring an independent evaluation as to (a) the true worth of Immunex, and (b) if it is determined that the acquisition of Immunex is in the best interests of Amgen, requiring an adjustment of the merger consideration; compensatory damages against defendants in favor of Amgen; and costs including attorneys' fees.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Reference is made to the Index to Exhibits included herein.

     (b)  Reports on Form 8-K.

     The Company filed one Current Report on Form 8-K during the three months ended March 31, 2002. The report filed on March 1, 2002, reported that on March 1, 2002, the Company sold $3.95 billion aggregate principal face amount of 30-year zero-coupon senior notes that are convertible into shares of Amgen common stock. The gross proceeds were approximately $2.8 billion. The Company expects to use the proceeds to fund the repurchase of $650 million of its common stock simultaneously with the issuance of the notes, and for general corporate purposes, including acquisitions, additional share repurchases, capital expenditures, and working capital.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   Amgen Inc.
                                   (Registrant)




Date:   4/26/02                     By:     /s/ Richard D. Nanula
      -----------                       ----------------------------------------
                                                Richard D. Nanula
                                         Executive Vice President, Finance,
                                            Strategy and Communications,
                                            and Chief Financial Officer




Date:   4/26/02                     By:     /s/ Barry D. Schehr
      -----------                       ----------------------------------------
                                                Barry D. Schehr
                                          Vice President, Financial Operations,
                                             and Chief Accounting Officer

                                   AMGEN INC.

                                INDEX TO EXHIBITS

Exhibit No.                           Description

     2.1 Amended and Restated Agreement and Plan of Merger, dated as of December 16, 2001, by and among Amgen Inc., AMS Acquisition Inc., and Immunex Corporation. (30)
     3.1    Restated Certificate of Incorporation as amended. (10)
     3.2    Amended and Restated Bylaws of Amgen Inc. (as amended January 7,
            2002). (28)
     3.3    Certificate of Amendment of Restated Certificate of Incorporation.
            (19)
     3.4 Certificate of Designations of Series A Junior Participating Preferred Stock. (22)
     4.1 Indenture dated January 1, 1992 between the Company and Citibank N.A., as trustee. (4)
     4.2 First Supplement to Indenture, dated February 26, 1997 between the Company and Citibank N.A., as trustee. (7)
     4.3 Officer's Certificate pursuant to Sections 2.1 and 2.3 of the Indenture, as supplemented, establishing a series of securities "8-1/8% Debentures due April 1, 2097." (9)
     4.4    8-1/8% Debentures due April 1, 2097. (9)
     4.5 Form of stock certificate for the common stock, par value $.0001 of the Company. (10)
     4.6 Officer's Certificate pursuant to Sections 2.1 and 2.3 of the Indenture, dated as of January 1, 1992, as supplemented by the First supplemental Indenture, dated as of February 26, 1997, each between the Company and Citibank, N.A., as Trustee, establishing a series of securities entitled "6.50% Notes Due December 1, 2007". (12)
     4.7    6.50% Notes Due December 1, 2007 described in Exhibit 4.6. (12)
     4.8 Corporate Commercial Paper - Master Note between and among Amgen Inc., as Issuer, Cede & Co., as nominee of The Depository Trust Company and Citibank, N.A. as Paying Agent. (14)
     4.9 Shareholders' Rights Agreement dated as of December 16, 2001 by and among Amgen Inc., Wyeth (formerly American Home Products Corporation), MDP Holdings, Inc., and Lederle Parenterals, Inc. (27)
     4.10 Indenture, dated as of March 1, 2002, between Amgen Inc. and LaSalle Bank National Association. (29)
     4.11   Form of Liquid Yield Option(TM) Note due 2032. (29)
     4.12 Registration Rights Agreement, dated as of March 1, 2002, between Amgen Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated.
            (29)
     10.1+ Company's Amended and Restated 1991 Equity Incentive Plan, effective December 11, 2001. (28)
     10.2+ Company's Amended and Restated 1997 Special Non-Officer Equity Incentive Plan, effective December 11, 2001. (28)
     10.3 Shareholder's Agreement of Kirin-Amgen, Inc., dated May 11, 1984, between the Company and Kirin Brewery Company, Limited. (22)
     10.4 Amendment Nos. 1, 2, and 3, dated March 19, 1985, July 29, 1985 and December 19, 1985, respectively, to the Shareholder's Agreement of Kirin-Amgen, Inc., dated May 11, 1984. (19)

     10.5 Product License Agreement, dated September 30, 1985, and Technology License Agreement, dated, September 30, 1985 between the Company and Ortho Pharmaceutical Corporation. (19)
     10.6 Product License Agreement, dated September 30, 1985, and Technology License Agreement, dated September 30, 1985 between Kirin-Amgen, Inc. and Ortho Pharmaceutical Corporation. (19)
     10.7+  Company's Amended and Restated Employee Stock Purchase Plan. (19)
     10.8 Research, Development Technology Disclosure and License Agreement PPO, dated January 20, 1986, by and between the Company and Kirin Brewery Co., Ltd. (1)
     10.9   Amendment Nos. 4 and 5, dated October 16, 1986 (effective July 1,
            1986) and December 6, 1986 (effective July 1, 1986), respectively, to the Shareholders Agreement of Kirin-Amgen, Inc. dated May 11, 1984. (22)
     10.10 Assignment and License Agreement, dated October 16, 1986, between the Company and Kirin-Amgen, Inc. (22)
     10.11 G-CSF European License Agreement, dated December 30, 1986, between Kirin-Amgen, Inc. and the Company. (22)
     10.12+ Company's Retirement and Savings Plan (as amended and restated
            effective October 23, 2000). (22)
     10.13+ Company's Amended and Restated 1988 Stock Option Plan. (6)
     10.14+ First Amendment to the Company's Retirement and Savings Plan (as
            amended and restated effective October 23, 2000). (22)
     10.15 Amendment, dated June 30, 1988, to Research, Development, Technology Disclosure and License Agreement: GM-CSF dated March 31, 1987, between Kirin Brewery Company, Limited and the Company. (2)
     10.16 Agreement on G-CSF in Certain European Countries, dated January 1, 1989, between Amgen Inc. and F. Hoffmann-La Roche & Co. Limited Company (with certain confidential information deleted therefrom).
            (3)
     10.17 Partnership Purchase Agreement, dated March 12, 1993, between the Company, Amgen Clinical Partners, L.P., Amgen Development Corporation, the Class A limited partners and the Class B limited partner. (5)
     10.18+ Amgen Inc. Supplemental Retirement Plan (As Amended and Restated
            Effective November 1, 1999). (18)
     10.19+ First Amendment to Amgen Inc. Change of Control Severance Plan. (19) 10.20+ Amended and Restated Amgen Performance Based Management Incentive
            Plan. (17)
     10.21 Credit Agreement, dated as of May 28, 1998, among Amgen Inc., the Borrowing Subsidiaries named therein, the Banks named therein, Citibank, N.A., as Issuing Bank, and Citicorp USA, Inc., as Administrative Agent. (15)
     10.22 G-CSF United States License Agreement dated June 1, 1987 (effective July 1, 1986) between Kirin-Amgen, Inc. and the Company. (22)
     10.23 Amendment No. 1 dated October 20, 1988 to Kirin-Amgen, Inc./Amgen G-CSF United States License Agreement dated June 1, 1987 (effective July 1, 1986). (22)
     10.24 Amendment No. 2 dated October 17, 1991 (effective November 13, 1990) to Kirin-Amgen, Inc./Amgen G-CSF United States License Agreement dated June 1, 1987 (effective July 1, 1986). (22)
     10.25 Amendment No. 10 dated March 1, 1996 to the Shareholders' Agreement of Kirin-Amgen, Inc. dated May 11, 1984. (22)
     10.26+ Amgen Inc. Change of Control Severance Plan effective as of October
            20, 1998. (16)
     10.27 Preferred Share Rights Agreement, dated as of December 12, 2000, between Amgen Inc. and American Stock Transfer and Trust Company, as Rights Agent. (21)

     10.28+   First Amendment, effective January 1, 1998, to the Company's
              Amended and Restated Employee Stock Purchase Plan. (11)
     10.29    Amendment No. 11 dated March 20, 2000 to the Shareholders'
              Agreement of Kirin-Amgen, Inc. dated May 11, 1984. (22)
     10.30+   Agreement between Amgen Inc. and Dr. Fabrizio Bonanni, dated March
              3, 1999. (18)
     10.31    Amendment No. 1 dated June 1, 1987 to Kirin-Amgen, Inc./Amgen
              G-CSF European License Agreement dated December 30, 1986. (22)
     10.32    Amendment No. 2 dated March 15, 1988 to Kirin-Amgen, Inc./Amgen
              G-CSF European License Agreement dated December 30, 1986. (22)
     10.33    Amendment No. 3 dated October 20, 1988 to Kirin-Amgen, Inc./Amgen
              G-CSF European License Agreement dated December 30, 1986. (22)
     10.34    Amendment No. 4 dated December 29, 1989 to Kirin-Amgen, Inc./Amgen
              G-CSF European License Agreement dated December 30, 1986. (22)
     10.35+   Company's Amended and Restated 1987 Directors' Stock Option Plan.
              (8)
     10.36    Amended and Restated Agreement on G-CSF in the EU between Amgen
              Inc. and F. Hoffmann La Roche Ltd (with certain confidential information deleted therefrom). (14)
     10.37    Collaboration and License Agreement, dated December 15, 1997, between the Company, GPI NIL Holdings, Inc. and Guilford
              Pharmaceuticals Inc. (with certain confidential information deleted therefrom). (13)
     10.38+   Promissory Note of Dr. Fabrizio Bonanni, dated August 7, 1999.
              (18)
     10.39+   Promissory Note of Dr. Fabrizio Bonanni, dated October 29, 1999.
              (18)
     10.40+*  Company's Amended and Restated 1997 Equity Incentive Plan.
     10.41+   Agreement between Amgen Inc. and Mr. Gordon M. Binder, dated May
              10, 2000. (19)
     10.42    Amendment No. 6 dated May 11, 1984 to the Shareholders' Agreement of Kirin-Amgen, Inc. dated May 11, 1984. (22)
     10.43    Amendment No. 7 dated July 17, 1987 (effective April 1, 1987) to the Shareholders' Agreement of Kirin-Amgen, Inc. dated May 11,
              1984. (22)
     10.44    Amendment No. 8 dated May 28, 1993 (effective November 13, 1990)
              to the Shareholders' Agreement of Kirin-Amgen, Inc. dated May 11,
              1984.(22)
     10.45    Amendment No. 9 dated December 9, 1994 (effective June 14, 1994)
              to the Shareholders' Agreement of Kirin-Amgen, Inc. dated May 11,
              1984. (22)
     10.46+   Agreement between Amgen Inc. and Mr. George J. Morrow, dated March
              3, 2001. (23)
     10.47+   Promissory Note of Mr. George J. Morrow, dated March 11, 2001.
              (23)
     10.48+   Agreement between Amgen Inc. and Dr. Roger M. Perlmutter, M.D.,
              Ph.D., dated March 5, 2001. (23)
     10.49+   Agreement between Amgen Inc. and Mr. Brian McNamee, dated May 5,
              2001. (24)
     10.50+   Agreement between Amgen Inc. and Mr. Richard Nanula, dated May 15,
              2001. (24)
     10.51+   Promissory Note of Mr. Richard Nanula, dated June 27, 2001. (24)
     10.52+   Promissory Note of Dr. Roger M. Perlmutter, dated June 29, 2001.
              (24)
     10.53+   Second Amendment to the Amgen Retirement and Savings Plan as
              amended and restated effective October 23, 2000. (25)
     10.54+   Second Amendment to the Amgen Inc. Change of Control Severance
              Plan. (25)
     10.55+   First Amendment to the Amgen Supplemental Retirement Plan as
              amended and restated effective November 1, 1999. (25)
     10.56+   Agreement between Amgen Inc. and Dr. George Morstyn, dated July
              19, 2001. (25)
     10.57+   Promissory Note of Mr. Brian McNamee, dated May 30, 2001. (25)

     10.58+         Restricted Stock Purchase Agreement between Amgen Inc. and
                    Mr. Richard Nanula, dated May 16, 2001. (25)
     10.59+         Restricted Stock Purchase Agreement between Amgen Inc. and
                    Dr. Roger M. Perlmutter, dated January 8, 2001. (25)
     10.60+         Agreement between Amgen Inc. and Dr. Beth C. Seidenberg,
                    dated December 21, 2001. (28)
     10.61+         Amendment to Agreement between Amgen Inc. and Dr. Beth C.
                    Seidenberg, dated December 21, 2001. (28)
     10.62+         Second Amendment to the Amgen Supplemental Retirement Plan
                    (As Amended and Restated Effective November 1, 1999),
                    effective January 1, 2002. (28)
     10.63+         Third Amendment to the Amgen Retirement and Savings Plan (as
                    amended and restated effective October 23, 2000), effective
                    February 1, 2002. (28)
     10.64+         Amgen Inc. Executive Nonqualified Retirement Plan, effective
                    January 1, 2001. (28)
     10.65+         Nonqualified Deferred Compensation Plan, effective January
                    1, 2002. (28)
     10.66          Shareholder voting agreement dated as of December 16, 2001 by and among Amgen Inc., Wyeth (formerly American Home
                    Products Corporation), MDP Holdings, Inc., and Lederle
                    Parenterals, Inc. (26)
     10.67+*        Agreement between Amgen Inc. and Dr. Joseph Miletich, dated
                    March 22, 2002.
     10.68+*        Restricted Stock Purchase Agreement between Amgen Inc. and
                    Dr. Joseph Miletich, dated April 1, 2002.
     10.69          Amended and Restated Promotion Agreement by and between
                    Immunex Corporation, Wyeth (formerly American Home Products
                    Corporation) and Amgen Inc. dated December 16, 2001 (with
                    certain confidential information deleted therefrom). (30)
     10.70          Agreement Regarding Governance and Commercial Matters by and
                    among Wyeth (formerly American Home Products Corporation),
                    American Cyanamid Company and Amgen Inc. dated December 16,
                    2001 (with certain confidential information deleted
                    therefrom). (30)
     99*            "Factors That May Affect Amgen"
----------------------------------------------
* Filed herewith.
+ Management contract or compensatory plan or arrangement.

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

(9) Filed as an exhibit to the Form 8-K Current Report dated April 8, 1997 on April 8, 1997 and incorporated herein by reference.
(10) Filed as an exhibit to the Form 10-Q for the quarter ended March 31, 1997 on May 13, 1997 and incorporated herein by reference.
(11) Filed as an exhibit to the Form 10-Q for the quarter ended June 30, 1997 on August 12, 1997 and incorporated herein by reference.
(12) Filed as an exhibit to the Form 8-K Current Report dated and filed on December 5, 1997 and incorporated herein by reference.
(13) Filed as Exhibit 10.40 to the Guilford Pharmaceuticals Inc. Form 10-K for the year ended December 31, 1997 on March 27, 1998 and incorporated herein by reference.
(14) Filed as an exhibit to the Form 10-Q for the quarter ended March 31, 1998 on May 13, 1998 and incorporated herein by reference.
(15) Filed as an exhibit to the Form 10-Q for the quarter ended June 30, 1998 on August 14, 1998 and incorporated herein by reference.
(16) Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1998 on March 16, 1999 and incorporated herein by reference.
(17) Filed as an exhibit to the Form 10-Q for the quarter ended June 30, 1999 on August 3, 1999 and incorporated herein by reference.
(18) Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1999 on March 7, 2000 and incorporated herein by reference.
(19) Filed as an exhibit to the Form 10-Q for the quarter ended June 30, 2000 on August 1, 2000 and incorporated herein by reference.
(20) Filed as an exhibit to the Form 10-Q for the quarter ended September 30, 2000 on November 14, 2000 and incorporated herein by reference.
(21) Filed as an exhibit to the Form 8-K Current Report dated December 13, 2000 on December 18, 2000 and incorporated herein by reference.
(22) Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2000 on March 7, 2001 and incorporated herein by reference.
(23) Filed as an exhibit to the Form 10-Q for the quarter ended March 31, 2001 on May 14, 2001 and incorporated herein by reference.
(24) Filed as an exhibit to the Form 10-Q for the quarter ended June 30, 2001 on July 27, 2001 and incorporated herein by reference.
(25) Filed as an exhibit to the Form 10-Q for the quarter ended September 30, 2001 on October 26, 2001 and incorporated herein by reference.
(26) Filed as an exhibit to the Form 8-K Current Report dated December 16, 2001 on December 17, 2001 and incorporated herein by reference.
(27) Filed as an exhibit to the Form S-4 Registration Statement dated January 31, 2002 and incorporated herein by reference.
(28) Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2001 on February 26, 2002 and incorporated herein by reference.
(29) Filed as an exhibit to the Form 8-K Current Report dated February 21, 2002 on March 1, 2002 and incorporated herein by reference.
(30) Filed as an exhibit to Amendment No. 1 to the Form S-4 Registration Statement dated March 22, 2002 and incorporated herein by reference.