Form 10-Q
period 2002-06-30
AMGEN INC
filed 2002-08-13
CIK 318154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-12477

AMGEN INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-3540776 (I.R.S. Employer Identification No.)

One Amgen Center Drive, Thousand Oaks, California (Address of principal executive offices)	91320-1799 (Zip Code)

(805) 447-1000
Registrant’s telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

As of July 31, 2002, the registrant had 1,278,174,432 shares of Common Stock, $0.0001 par value, outstanding.

AMGEN INC.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

The information in this report for the three and six months ended June 30, 2002 and 2001 is unaudited but includes all adjustments (consisting only of normal recurring accruals, unless otherwise indicated) which Amgen Inc. (“Amgen” or the “Company”) considers necessary for a fair presentation of the results of operations for those periods.

The condensed consolidated financial statements should be read in conjunction with the Company’s financial statements and the notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

Interim results are not necessarily indicative of results for future quarters or the full fiscal year.

AMGEN INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)
(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Revenues:
Product sales	$1,115.2	$858.9	$2,023.8	$1,657.3
Corporate partner revenues	53.9	70.3	85.4	121.4
Royalty income	80.0	57.5	148.4	109.6

Total revenues	1,249.1	986.7	2,257.6	1,888.3

Operating expenses:
Cost of sales	131.9	98.4	235.5	187.8
Research and development	233.6	208.8	437.0	415.5
Selling, general and administrative	320.5	226.5	566.3	422.7
(Earnings) loss of affiliates, net	(1.7)	3.6	(3.4)	(3.6)

Total operating expenses	684.3	537.3	1,235.4	1,022.4

Operating income	564.8	449.4	1,022.2	865.9
Other income (expense):
Interest and other income, net	45.5	39.7	89.2	88.8
Interest expense, net	(12.7)	(3.6)	(19.7)	(7.9)

Total other income	32.8	36.1	69.5	80.9

Income before income taxes	597.6	485.5	1,091.7	946.8
Provision for income taxes	185.2	163.6	338.4	320.0

Net income	$412.4	$321.9	$753.3	$626.8

Earnings per share:
Basic	$0.40	$0.31	$0.72	$0.60
Diluted	$0.38	$0.30	$0.70	$0.58
Shares used in calculation of earnings per share:
Basic	1,038.6	1,044.8	1,041.2	1,043.0
Diluted	1,098.8	1,085.1	1,092.4	1,085.7
See accompanying notes.

AMGEN INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except per share data)
(Unaudited)

	June 30, 2002	December 31, 2001

ASSETS
Current assets:
Cash and cash equivalents	$2,905.0	$689.1
Marketable securities	2,152.8	1,973.1
Trade receivables, net	553.5	497.2
Inventories	387.2	355.6
Other current assets	335.2	343.6

Total current assets	6,333.7	3,858.6
Property, plant, and equipment at cost, net	2,013.6	1,946.1
Other assets	790.3	638.4

	$9,137.6	$6,443.1

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$132.4	$136.7
Commercial paper	100.0	99.9
Accrued liabilities	969.8	766.3

Total current liabilities	1,202.2	1,002.9
Long-term debt	3,054.8	223.0
Stockholders’ equity:
Preferred stock; $0.0001 par value; 5.0 shares authorized; none issued or outstanding	—	—
Common stock and additional paid-in capital; $0.0001 par value; 2,750.0 shares authorized; outstanding—1,031.0 shares in 2002 and 1,045.8 shares in 2001	3,722.0	3,474.1
Retained earnings	1,134.1	1,686.8
Accumulated other comprehensive income	24.5	56.3

Total stockholders’ equity	4,880.6	5,217.2

	$9,137.6	$6,443.1

See accompanying notes.

AMGEN INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)
(Unaudited)

	Six Months Ended June 30,
	2002	2001
Cash flows from operating activities:
Net income	$753.3	$626.8
Depreciation and amortization	127.4	125.5
Tax benefits related to employee stock options	103.7	120.7
Gain on equity investments	(9.7)	(12.4)
Other non-cash expenses	17.8	2.7
Earnings of affiliates, net	(3.4)	(3.6)
Cash provided by (used in):
Trade receivables, net	(56.3)	11.7
Inventories	(31.6)	(84.9)
Other current assets	29.6	7.6
Accounts payable	(9.7)	(45.7)
Accrued liabilities	203.5	(80.7)

Net cash provided by operating activities	1,124.6	667.7

Cash flows from investing activities:
Purchases of property, plant, and equipment	(192.6)	(201.2)
Proceeds from maturities of marketable securities	375.9	—
Proceeds from sales of marketable securities	298.3	208.6
Purchases of marketable securities	(858.8)	(576.9)
Purchase of certain rights from Roche	(122.5)	—
Other	(12.3)	6.9

Net cash used in investing activities	(512.0)	(562.6)

Cash flows from financing activities:
Net proceeds from issuance of common stock upon the exercise of employee stock options and in connection with an employee stock purchase plan	141.4	125.4
Issuance of zero-coupon convertible notes, net of issuance costs	2,764.7	—
Repurchases of common stock	(1,306.0)	(167.9)
Other	3.2	(6.6)

Net cash provided by (used in) financing activities	1,603.3	(49.1)

Increase in cash and cash equivalents	2,215.9	56.0
Cash and cash equivalents at beginning of period	689.1	226.5

Cash and cash equivalents at end of period	$2,905.0	$282.5

See accompanying notes.

AMGEN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2002

1.    Summary of significant accounting policies

Business

Amgen Inc. (“Amgen” or the “Company”) is a global biotechnology company that discovers, develops, manufactures, and markets human therapeutics based on advances in cellular and molecular biology.

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries as well as affiliated companies in which the Company has a controlling financial interest and exercises control over their operations (“majority controlled affiliates”). All material intercompany transactions and balances have been eliminated in consolidation. Investments in affiliated companies which are 50% or less owned and where the Company exercises significant influence over operations are accounted for using the equity method. All other equity investments are accounted for under the cost method. The caption “(Earnings) loss of affiliates, net” includes Amgen’s equity in the operating results of affiliated companies and the minority interest others hold in the operating results of Amgen’s majority controlled affiliates (see Note 5, “Acquisition of Certain Rights from Roche”).

Inventories

Inventories are stated at the lower of cost or market. Cost is determined in a manner which approximates the first-in, first-out (FIFO) method. Inventories consist of raw materials, work in process, and finished goods for currently marketed products and product candidates awaiting regulatory approval which the Company expects to commercialize. The inventory balance of such product candidates totaled $8.8 million as of December 31, 2001. As of June 30, 2002, no inventory was capitalized related to such product candidates. Inventories are shown net of applicable reserves and allowances. Inventories consisted of the following (in millions):

	June 30, 2002	December 31, 2001
Raw materials	$26.4	$21.9
Work in process	264.5	266.7
Finished goods	96.3	67.0

	$387.2	$355.6

AMGEN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Product sales

Product sales primarily consist of sales of EPOGEN® (Epoetin alfa), Aranesp™ (darbepoetin alfa), NEUPOGEN® (Filgrastim), and Neulasta™ (pegfilgrastim).

The Company has the exclusive right to sell Epoetin alfa for dialysis, certain diagnostics and all non-human, non-research uses in the United States. The Company sells Epoetin alfa under the brand name EPOGEN®. Amgen has granted to Ortho Pharmaceutical Corporation (which has assigned its rights under the product license agreement to Ortho Biotech Products, L.P.), a subsidiary of Johnson & Johnson (“Johnson & Johnson”), a license relating to Epoetin alfa for sales in the United States for all human uses except dialysis and diagnostics. The license agreement, which is perpetual, can be terminated upon mutual agreement of the parties, or default. Pursuant to this license, the Company and Johnson & Johnson are required to compensate each other for Epoetin alfa sales that either party makes into the other party’s exclusive market, sometimes referred to as “spillover” sales. Accordingly, Amgen does not recognize product sales it makes into the exclusive market of Johnson & Johnson and does recognize the product sales made by Johnson & Johnson into Amgen’s exclusive market. Sales in Amgen’s exclusive market are derived from the Company’s sales to its customers, as adjusted for any spillover sales. The Company is employing an arbitrated audit methodology to measure each party’s spillover sales based on estimates of and subsequent adjustments thereto of third-party data on shipments to end users and their usage.

Sales of the Company’s other products are recognized when shipped and title has passed. Product sales are recorded net of reserves for estimated discounts, incentives, and rebates.

Corporate partner revenues

Corporate partner revenues are primarily comprised of amounts earned from Kirin-Amgen, Inc. (“Kirin-Amgen”) for certain research and development (“R&D”) activities and are generally earned as the R&D activities are performed and the amounts become due. In addition, corporate partner revenues include license fees and milestone payments associated with collaborations with third parties. Revenue from non-refundable, upfront license fees where the Company has continuing involvement is recognized ratably over the development or agreement period. Revenue associated with performance milestones is recognized based upon the achievement of the milestones, as defined in the respective agreements. The Company’s collaboration agreements with third parties are performed on a “best efforts” basis.

Royalty income

Royalties from licensees are based on third-party sales of licensed products and are recorded in accordance with contract terms when third-party results are reliably measurable and collectibility is reasonably assured. Royalty estimates are made in advance of amounts collected using historical and forecasted trends. Pursuant to the license agreement with Johnson & Johnson, noted above, the Company earns a 10% royalty on sales of Epoetin alfa by Johnson & Johnson in the U.S.

AMGEN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Research and development costs

Research and development expenses are comprised of the following types of costs incurred in performing R&D activities: salaries and benefits, allocated overhead and occupancy costs, clinical trial and related clinical manufacturing costs, contract services and other outside costs, and costs to acquire in-process research and development projects and technologies which have no alternative future use. Research and development expenses also include such costs related to activities performed on behalf of corporate partners. Research and development costs are expensed as incurred.

Derivative instruments

Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended, requires companies to recognize all of its derivative instruments as either assets or liabilities in the balance sheet at fair value. The accounting for changes in the fair value (i.e., unrealized gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. Derivatives that are not hedges must be adjusted to fair value through current earnings.

To protect against possible changes in values of certain anticipated foreign currency cash flows, primarily resulting from sales outside the U.S., the Company enters into foreign currency forward contracts which qualify and are designated as cash flow hedges. These foreign currency forward contracts cover anticipated foreign currency cash flows for up to the succeeding twelve months. No portions of these foreign currency forward contracts are excluded from the assessment of hedge effectiveness, and there are no ineffective portions of these hedging instruments. The gains and losses on these forward contracts are reported as a component of other comprehensive income and reclassified into interest and other income, net in the same periods during which the hedged transactions affect earnings. At June 30, 2002, amounts in accumulated other comprehensive income related to cash flow hedges were not material.

To protect against possible reductions in value of certain of its available-for-sale marketable equity securities, the Company entered into equity forward contracts during 2001 which qualify and are designated as fair value hedges. The gains and losses on these forward contracts as well as the offsetting losses and gains on the hedged equity securities are recognized in interest and other income, net in the current period. During the three and six months ended June 30, 2002, gains and losses on the portions of these forwards excluded from the assessment of hedge effectiveness and the ineffective portions of these hedging instruments were not material. In addition, to protect against possible reductions in value of certain available-for-sale fixed income investments, the Company entered into interest rate swap agreements during 2001 which qualify and are designated as fair value hedges. The terms of the interest rate swap agreements correspond to the related hedged investments. As a result, there is no hedge ineffectiveness. During the three and six months ended June 30, 2002, gains and losses on these interest rate swap agreements were fully offset by the losses and gains on the hedged investments.

The Company has additional foreign currency forward contracts to reduce exposures to foreign currency fluctuations of certain assets and liabilities denominated in foreign currencies.

AMGEN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

However, these contracts have not been designated as hedges under SFAS No. 133. Accordingly, gains and losses on these foreign currency forward contracts are recognized in interest and other income, net in the current period. During the three and six months ended June 30, 2002, gains and losses on these foreign currency forward contracts were not material.

Employee stock option and stock purchase plans

The Company’s employee stock option and stock purchase plans are accounted for under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”.

Earnings per share

Basic earnings per share is based upon the weighted-average number of common shares outstanding. Diluted earnings per share is based upon the weighted-average number of common shares and dilutive potential common shares outstanding. Dilutive potential common shares are: 1) outstanding options under the Company’s employee stock option plans, 2) potential issuances of stock under the employee stock purchase plan, 3) restricted stock (collectively “Dilutive Securities” which are included under the treasury stock method), and 4) common shares to be issued under the assumed conversion of outstanding 30-year, zero-coupon senior convertible notes which are included under the if-converted method (see Note 4, “Convertible Notes”).

The following table sets forth the computation for basic and diluted earnings per share (in millions, except per share information):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Income (Numerator):
Net income for basic EPS	$412.4	$321.9	$753.3	$626.8
Adjustment for interest expense on Convertible Notes, net of tax	5.2	—	6.9	—

Income for diluted EPS, after assumed conversion of Convertible Notes	$417.6	$321.9	$760.2	$626.8

Shares (Denominator):
Weighted-average shares for basic EPS	1,038.6	1,044.8	1,041.2	1,043.0
Effect of Dilutive Securities	25.2	40.3	27.6	42.7
Effect of Convertible Notes	35.0	—	23.6	—

Adjusted weighted-average shares for diluted EPS	1,098.8	1,085.1	1,092.4	1,085.7

Basic earnings per share	$0.40	$0.31	$0.72	$0.60
Diluted earnings per share	$0.38	$0.30	$0.70	$0.58

AMGEN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recent accounting pronouncements

The Company adopted SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets” on January 1, 2002, and the adoption of these standards has not had a material effect on the Company’s financial statements. Under the new rules, goodwill is no longer amortized, but will be subject to periodic impairment tests in accordance with the statements. Other intangible assets will continue to be amortized over their estimated useful lives.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates.

Basis of presentation

The financial information for the three and six months ended June 30, 2002 and 2001 is unaudited but includes all adjustments (consisting only of normal recurring accruals, unless otherwise indicated) which the Company considers necessary for a fair presentation of the results of operations for these periods. Interim results are not necessarily indicative of results for the full fiscal year.

Reclassification

Certain prior year amounts have been reclassified to conform to the current year presentation.

2.    Stockholders’ equity

The Company has a stock repurchase program primarily to reduce the dilutive effect of its employee stock option and stock purchase plans. Stock repurchased under the program is intended to be retired. During the six months ended June 30, 2002, the Company repurchased 25.5 million shares of its common stock at a total cost of $1,306.0 million under its common stock repurchase program, including 11.3 million shares of common stock repurchased simultaneously with the issuance of 30-year, zero-coupon senior convertible notes at a total cost of $650 million (see Note 4, “Convertible Notes”). In June 2002, the Board of Directors authorized the Company to repurchase up to an additional $2.0 billion of common stock through June 30, 2004. At the time of the additional authorization, the Company had approximately $257.1 million remaining under the previous authorized stock repurchase program. The amount the Company spends on and the number of shares repurchased each quarter varies based on a variety of factors, including the stock price and blackout periods in which the Company is restricted from repurchasing shares. As of June 30, 2002, $1,956.5 million was available for stock repurchases through June 30, 2004.

AMGEN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.    Other comprehensive income

SFAS No. 130, “Reporting Comprehensive Income”, requires unrealized gains and losses on the Company’s available-for-sale securities and foreign currency forward contracts which qualify and are designated as cash flow hedges, and foreign currency translation adjustments to be included in other comprehensive income. During the three and six months ended June 30, 2002, total comprehensive income was $405.6 million and $721.5 million, respectively. During the three and six months ended June 30, 2001, total comprehensive income was $358.3 million and $622.9 million, respectively.

4.    Convertible Notes

On March 1, 2002, the Company issued $3.95 billion in aggregate face amount at maturity ($1,000 face amount per note) of 30-year, zero-coupon senior convertible notes (the “Convertible Notes”) with a yield to maturity of 1.125%. The gross proceeds from the offering were approximately $2.82 billion (a $714.23 per note original issue price). The original issue discount of $1.13 billion (or $285.77 per note) is being accreted to interest expense over the life of the Convertible Notes using the effective interest method. Debt issuance costs were approximately $56.5 million and are being amortized on a straight-line basis over the life of the notes.

Holders of the Convertible Notes may convert each of their notes into 8.8601 shares of common stock of the Company (the “conversion rate”) at any time on or before the maturity date, or approximately 35.0 million shares in the aggregate. The conversion price per share at issuance was $80.61. The conversion price per share as of any day will equal the original issuance price plus the accrued original issue discount to that day, divided by the conversion rate, or $80.91 per share as of June 30, 2002. The holders of the Convertible Notes may require the Company to purchase all or a portion of their notes on March 1, 2005, March 1, 2007, March 1, 2012, and March 1, 2017 at a price equal to the original issuance price plus the accrued original issue discount to the purchase dates. The Company may choose to pay the purchase price in cash and/or shares of common stock.

The Company may redeem all or a portion of the Convertible Notes for cash at any time on or after March 1, 2007 at the original issuance price plus accrued original issue discount as of the redemption date. In addition, the Company will pay contingent cash interest during any six-month period commencing on or after March 2, 2007 if the average market price of a note for a five trading day measurement period preceding the applicable six-month period equals 120% or more of the sum of the original issuance price and accrued original issue discount for such note. The contingent cash interest in respect of any quarterly period will equal the greater of 1) the amount of regular cash dividends paid by the Company per share multiplied by the number of shares of common stock deliverable upon conversion of the Convertible Notes at the then applicable conversion rate or 2) 0.0625% of the average market price of a note for a five trading day measurement period preceding the applicable six-month period provided, that if the Company does not pay cash dividends during a semiannual period it will pay contingent interest semiannually at a rate of 0.125% of the average market price of a note for a five trading day measurement period.

AMGEN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.    Acquisition of Certain Rights from Roche

In May 2002, the Company acquired certain rights related to the commercialization of NEUPOGEN® and GRANULOKINE® (Filgrastim) and pegfilgrastim in the European Union (“EU”), Switzerland, and Norway from F. Hoffman-La Roche Ltd (“Roche”). Amgen agreed to pay $137.5 million for such rights. Upon execution of the purchase agreement, Amgen paid Roche $122.5 million. An additional $15 million is payable to Roche upon the achievement of certain performance targets. The purchase price of the rights was capitalized and will be amortized on a straight-line basis over the useful life of the rights acquired, estimated to be 15 years. Prior to this acquisition, NEUPOGEN® and GRANULOKINE® were commercialized in the EU under a co-promotion agreement between Amgen and Roche. Roche will continue as the licensee for Filgrastim and pegfilgrastim in certain countries in Eastern Europe, the Middle East, Africa, Asia, and Latin America.

6.    Subsequent events

On July 15, 2002, the Company completed its acquisition of Immunex Corporation (“Immunex”) pursuant to the Amended and Restated Agreement and Plan of Merger dated as of December 16, 2001 among Amgen, AMS Acquisition Inc., a wholly owned subsidiary of Amgen (“Merger Sub”), and Immunex, as amended by the First Amendment to the Amended and Restated Agreement and Plan of Merger dated as of July 15, 2002 (the “Merger Agreement”). Pursuant to the Merger Agreement, Immunex was merged with and into Merger Sub, with Merger Sub continuing as the surviving corporation and a wholly owned subsidiary of Amgen.

Each share of Immunex common stock outstanding at the effective time of the merger was converted into the right to receive 0.44 of a share of Amgen common stock and $4.50 in cash. As a result, Amgen issued approximately 244.6 million shares of common stock and paid approximately $2.5 billion in cash to former Immunex shareholders. In addition, each option to purchase Immunex common stock outstanding at the effective time of the merger was assumed by Amgen and exchanged into an option to purchase Amgen common stock based on the terms of the Merger Agreement. As a result, approximately 22.4 million options to purchase Amgen common stock were assumed, on a converted basis. The total value of the acquisition is approximately $17.7 billion, including transaction fees. The value of the Amgen shares used in determining the purchase price was $58.525 per share based on the average of the closing prices of Amgen common stock for a range of four trading days, two days prior to and two days subsequent to the announcement on December 17, 2001 that a definitive agreement related to the merger had been signed. The acquisition will be accounted for under the purchase method of accounting.

In May 2002, Immunex announced that it had agreed to sell its Leukine® (sargramostim) business to Schering AG Germany (“Schering”) for a purchase price of approximately $380 million in cash plus the payment of additional cash consideration upon achievement of certain milestones. Immunex pursued the sale of Leukine® in connection with Amgen’s acquisition of Immunex. The sale of Leukine® was completed in July 2002, subsequent to the close of the Immunex acquisition.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Acquisition of Immunex

On July 15, 2002, the Company completed its acquisition of Immunex Corporation (“Immunex”) pursuant to the Amended and Restated Agreement and Plan of Merger dated as of December 16, 2001 among Amgen, AMS Acquisition Inc., a wholly owned subsidiary of Amgen (“Merger Sub”), and Immunex, as amended by the First Amendment to Amended and Restated Agreement and Plan of Merger dated as of July 15, 2002 (the “Merger Agreement”). Pursuant to the Merger Agreement, Immunex was merged with and into Merger Sub, with Merger Sub continuing as the surviving corporation and a wholly owned subsidiary of Amgen.

Each share of Immunex common stock outstanding at the effective time of the merger was converted into the right to receive 0.44 of a share of Amgen common stock and $4.50 in cash. As a result, Amgen issued approximately 244.6 million shares of common stock and paid approximately $2.5 billion in cash to former Immunex shareholders. In addition, each option to purchase Immunex common stock outstanding at the effective time of the merger was assumed by Amgen and exchanged into an option to purchase Amgen common stock based on the terms of the Merger Agreement. As a result, approximately 22.4 million options to purchase Amgen common stock were assumed, on a converted basis. The total value of the acquisition is approximately $17.7 billion, including transaction fees. The value of the Amgen shares used in determining the purchase price was $58.525 per share based on the average of the closing prices of Amgen common stock for a range of four trading days, two days prior to and two days subsequent to the announcement on December 17, 2001 that a definitive agreement related to the merger had been signed.

Unless otherwise indicated, the discussions in this report relate to Amgen as a stand-alone entity and do not reflect the impact of the acquisition of Immunex.

Liquidity and Capital Resources

The Company had cash, cash equivalents, and marketable securities of $5,057.8 million at June 30, 2002, compared with $2,662.2 million at December 31, 2001. Cash provided by operating activities has been and is expected to continue to be the Company’s primary recurring source of funds. During the six months ended June 30, 2002, operations provided $1,124.6 million of cash compared with $667.7 million for the same period last year. The increase in cash provided by operating activities for the six months ended June 30, 2002 resulted primarily from higher net income and favorable changes to accrued liabilities.

Capital expenditures totaled $192.6 million for the six months ended June 30, 2002, compared with $201.2 million for the same period a year ago.

In the fourth quarter of 2001, the Company recorded a charge of $203.1 million primarily related to the costs of terminating collaboration agreements with various third parties. Of this amount, $100.7 million related to amounts to be paid to third parties in connection with the termination of these agreements. As of June 30, 2002, approximately $64.9 million of this amount remains to be paid under the various terminated agreements.

The Company receives cash from the exercise of employee stock options and proceeds from the sale of stock by Amgen pursuant to the employee stock purchase plan. During the six months ended June 30, 2002, employee stock option exercises and proceeds from the sale of stock by Amgen pursuant to the employee stock purchase plan provided $141.4 million of cash compared with $125.4 million for the same period last year. Proceeds from the exercise of employee stock options will vary from period to period based upon, among other factors, fluctuations in the market value of the Company’s stock relative to the exercise price of such options.

The Company has a stock repurchase program primarily to reduce the dilutive effect of its employee stock option and stock purchase plans. During the six months ended June 30, 2002, the Company purchased 25.5 million shares of its common stock at a total cost of $1,306.0 million compared with 2.9 million shares purchased at a cost of $167.9 million during the same period last year. Stock repurchased during the six months ended June 30, 2002 includes 11.3 million shares of common stock repurchased simultaneously with the issuance of the 30-year, zero-coupon senior convertible notes (the “Convertible Notes”, discussed below) at a total cost of $650 million. In June 2002, the Board of Directors authorized the Company to repurchase up to an additional $2.0 billion of common stock through June 30, 2004. At the time of the additional authorization, the Company had approximately $257.1 million remaining under the previous authorized stock repurchase program. The amount the Company spends on and the number of shares repurchased each quarter varies based on a variety of factors, including the stock price and blackout periods in which the Company is restricted from repurchasing shares. As of June 30, 2002, $1,956.5 million was available for stock repurchases through June 30, 2004.

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

To provide for financial flexibility and increased liquidity, the Company has established several other sources of debt financing. As of June 30, 2002, the Company had $223 million of unsecured long-term debt securities outstanding. These unsecured long-term debt securities consisted of: 1) $100 million of debt securities that bear interest at a fixed rate of 6.5% and mature in 2007 under a $500 million debt shelf registration (the “Shelf”); 2) $100 million of debt securities that bear interest at a fixed rate of 8.1% and mature in 2097; and 3) $23 million of debt securities that bear interest at a fixed rate of 6.2% and mature in 2003. The Company’s outstanding long-term debt is rated A2 by Moody’s and A+ by Standard & Poor’s (“S&P”), upgraded by S&P from A in July 2002. Under the Shelf, all of the remaining $400 million of debt securities available for issuance may be offered under the Company’s medium-term note program with terms to be determined by market conditions.

The Company’s sources of debt financing also include a commercial paper program which provides for unsecured short-term borrowings up to an aggregate face amount of $200 million. As of June 30, 2002, commercial paper with a face amount of $100 million was outstanding. These borrowings had maturities of less than one month and had effective interest rates averaging 1.8%. In addition, the Company has an unsecured $150 million committed credit facility with five participating banking institutions that expires on May 28, 2003. This credit facility supports the

Company’s commercial paper program. As of June 30, 2002, no amounts were outstanding under this line of credit.

The primary objectives for the Company’s fixed income investment portfolio are liquidity and safety of principal. Investments are made to achieve the highest rate of return to the Company, consistent with these two objectives. The Company’s investment policy limits investments to certain types of instruments issued by institutions with investment grade credit ratings and places restrictions on maturities and concentration by type and issuer.

The Company believes that existing funds, cash generated from operations, and existing sources of debt financing are adequate to satisfy its working capital and capital expenditure requirements for the foreseeable future, as well as to support its stock repurchase program (see “Financial Outlook- Liquidity and capital resources”). However, the Company may raise additional capital from time to time.

Results of Operations

Product sales

Product sales primarily consist of sales of EPOGEN® (Epoetin alfa), Aranesp™ (darbepoetin alfa), NEUPOGEN® (Filgrastim), and Neulasta™ (pegfilgrastim). For the three and six months ended June 30, 2002, product sales were $1,115.2 million and $2,023.8 million, respectively. These amounts represent increases of $256.3 and $366.5 million, or 30% and 22%, respectively, over the same periods last year. Quarterly product sales are influenced by a number of factors, including underlying demand, wholesaler and end-user inventory management practices, and foreign exchange effects.

EPOGEN®/Aranesp™

In 2001, the Company received approval to market Aranesp™ in the U.S., most countries in the European Union (“EU”), Australia, and New Zealand for the treatment of anemia associated with chronic renal failure, including patients on dialysis and patients not on dialysis. As a result of the timing of these launches, including the U.S. launch in September 2001, Aranesp™ sales during the three and six months ended June 30, 2001 were not material.

Combined EPOGEN® and Aranesp™ sales were $626.0 million and $1,177.4 million for the three and six months ended June 30, 2002, respectively. These amounts represent increases of $107.6 million and $155.9 million, or 21% and 15%, respectively, over the same periods last year. The increases for the three and six months ended June 30, 2002 were primarily due to Aranesp™ sales and EPOGEN® demand growth. EPOGEN® demand includes the effects of patient population growth and inflation-related price increases.

EPOGEN® sales for the three months ended June 30, 2002 were $570.3 million, an increase of 10% over EPOGEN® sales in the same period last year. The Company believes that EPOGEN® sales for the three months ended June 30, 2002 were driven primarily by demand growth in the high-single digits, and to a lesser extent, wholesaler inventory changes. EPOGEN® sales for the six months ended June 30, 2002 were $1,082.5 million, an increase of 6% over EPOGEN® sales in the same period last year. The increase in EPOGEN® sales for the six months ended June 30, 2002 was driven principally by demand growth, and to a lesser extent, wholesaler inventory changes.

Aranesp™ sales for the three and six months ended June 30, 2002 were $55.7 million and $94.9 million, respectively. The Company believes that Aranesp™ sales for the three and six months ended June 30, 2002 were driven primarily by demand.

NEUPOGEN®/Neulasta™

With the U.S. launch of Neulasta™ on April 1, 2002, combined NEUPOGEN® and Neulasta™ sales were $473.2 million and $828.2 million for the three and six months ended June 30, 2002, respectively. These amounts represent increases of $133.6 million and $194.6 million, or 39% and 31%, respectively, over NEUPOGEN® only sales the same periods last year. NEUPOGEN® sales for the three and six months ended June 30, 2002 were $363.4 and $718.4 million, respectively. These amounts represent increases of $23.8 million and $84.8 million, or 7% and 13%, respectively over the same periods last year. Neulasta™ sales for the three months ended June 30, 2002 were $109.8 million.

The Company believes that the increases in combined sales for NEUPOGEN® and Neulasta™ (the “filgrastim franchise”) for the three and six months ended June 30, 2002 were primarily driven by demand, which includes: the launch of Neulasta™, the conversion of NEUPOGEN® patients to Neulasta™, new filgrastim franchise patients, and the effect of higher NEUPOGEN(R) prices in the U.S. The Company believes that combined worldwide demand for the three months ended June 30, 2002 grew in the mid-20% range for the filgrastim franchise. The sales growth for the three months ended June 30, 2002 also benefited from wholesaler inventory changes, primarily normal inventory stocking in support of the Neulasta™ launch. The sales growth for the six months ended June 30, 2002 benefited from wholesaler inventory changes, also, in part, due to normal inventory stocking in support of the Neulasta™ launch.

Corporate partner revenues

Corporate partner revenues were $53.9 million and $85.4 million for the three and six months ended June 30, 2002, respectively. Of these amounts, $44.9 million and $70.1 million related to amounts earned from Kirin-Amgen, Inc. (“Kirin-Amgen”) for the three and six months ended June 30, 2002, respectively. Corporate partner revenues decreased by $16.4 million and $36.0 million, or 23% and 30%, respectively, from the same periods last year. These decreases were primarily due to lower revenues earned from Kirin-Amgen related to late-state development programs conducted on behalf of Kirin-Amgen.

Royalty income

Substantially all royalty income earned by Amgen relates to amounts received from sales of Epoetin alfa by Johnson & Johnson in the U.S. for use in non-dialysis settings. Royalty income was $80.0 million and $148.4 million for the three and six months ended June 30, 2002, respectively. These amounts represent increases of $22.5 million and $38.8 million, or 39% and 35%, respectively, over the same periods last year. These increases were due to higher royalties earned from Johnson & Johnson from its sales of Epoetin alfa.

Cost of sales

Cost of sales as a percentage of product sales was 11.8% and 11.6% for the three and six months ended June 30, 2002, respectively, compared with 11.5% and 11.3% for the same periods last year. These increases were primarily due to the impact of higher manufacturing costs for the Company’s recently launched products.

Research and development

During the three and six months ended June 30, 2002, research and development (“R&D”) expenses increased $24.8 million and $21.5 million, or 12% and 5%, respectively, over the same periods last year. These increases were primarily due to higher staff-related costs and clinical trial costs necessary to support ongoing research and product development activities, partially offset by lower outside R&D costs.

Selling, general and administrative

During the three and six months ended June 30, 2002, selling, general and administrative (“SG&A”) expenses increased $94.0 million and $143.6 million, or 42% and 34%, respectively, over the same periods last year. These increases were primarily due to higher outside marketing expenses and staff-related costs as the Company increased its support for new products and new product launches.

Interest and other income

During the three and six months ended June 30, 2002, interest and other income increased $5.8 million and $0.4 million, or 15% and 0%, respectively, over the same periods last year. The increase for the three months ended June 30, 2002 was primarily due to higher interest income generated from the Company’s investment portfolio as a result of higher average cash balances, partially offset by lower average interest rates. The increase for the six months ended June 30, 2002 was primarily due to higher interest income generated from the Company’s investment portfolio as a result of higher average cash balances, substantially offset by lower realized gains on the sale of equity investments in the current year period, and lower average interest rates.

Income taxes

The Company’s effective tax rate for both the three and six months ended June 30, 2002 was 31.0%, compared with 33.7% and 33.8% for the same periods last year. The Company’s tax rate has decreased primarily due to an increase in the amount of permanently reinvested foreign earnings resulting from a restructuring of the Company’s Puerto Rico operations.

Summary of Critical Accounting Policies

EPOGEN® revenue recognition

The Company has the exclusive right to sell Epoetin alfa for dialysis, certain diagnostics, and all non-human, non-research uses in the United States. Amgen has granted to Johnson & Johnson a license relating to Epoetin alfa for sales in the United States for all human uses except dialysis and diagnostics. Pursuant to this license, the Company and Johnson & Johnson are required to compensate each other for Epoetin alfa sales that either party makes into the other party’s exclusive market, sometimes referred to as “spillover” sales. Accordingly, Amgen does not recognize product sales it makes into the exclusive market of Johnson & Johnson and does recognize the product sales made by Johnson & Johnson into Amgen’s exclusive market. Sales in Amgen’s exclusive market are derived from the Company’s sales to its customers, as adjusted for any spillover sales. The Company is employing an arbitrated audit methodology to measure each party’s spillover sales based on independent third-party data on shipments to end users and their estimated usage. Data on end user usage is derived in part using market sampling techniques, and accordingly, the results of such sampling can produce variability in recognized spillover sales. The Company initially recognizes spillover sales based on estimates of shipments to end users and their usage, utilizing historical third-party data and subsequently adjusts such amounts based on revised third-party data as received. Differences between initially estimated spillover sales and amounts based on revised third-party data could produce materially different amounts for recognized EPOGEN® sales. However, such differences to date have not been material.

Inventory capitalization

The Company capitalizes inventory costs associated with certain product candidates prior to regulatory approval, based on management’s judgment of probable future commercialization. The Company would be required to expense previously capitalized costs related to pre-approval inventory upon a change in such judgment, due to, among other factors, a decision denying approval of the product candidate by the necessary regulatory bodies. At June 30, 2002, the Company did not have capitalized inventory related to product candidates.

Financial Outlook

Liquidity and capital resources

As a result of the closing of the Immunex acquisition, the Company funded the cash portion of the merger consideration of approximately $2.5 billion. Additional impacts to liquidity related to the Immunex acquisition include:

•	cash and investments acquired from Immunex of approximately $1.2 billion;

•	proceeds from the sale of Leukine® to Schering of approximately $380 million; and

•	costs associated with the Helix project of approximately $200 million related to the termination of the Immunex synthetic lease.

The Company previously estimated spending on capital projects and equipment to be approximately $450 million to $550 million in 2002. Following the acquisition of Immunex, the Company anticipates significantly higher spending on capital projects primarily due to certain acquired facilities.

Results of operations

In the future, the Company expects growth of its businesses to be driven by new products, primarily Aranesp™, Neulasta™, and Enbrel® (etanercept).

Aranesp™

In June 2002, the European Committee on Proprietary Medicinal Products (“CPMP”) recommended approval of Aranesp™ for the treatment of anemia in adult cancer patients with solid tumors receiving chemotherapy. The European Commission must ratify the CPMP recommendation prior to its approval of the marketing authorization. Once ratified, the Company will obtain the extension to the indications for Aranesp™ throughout the EU, and will launch this new indication according to pricing and reimbursement procedures in each EU country. In July 2002, the Company received FDA approval to market Aranesp™ for the treatment of chemotherapy-induced anemia in patients with non-myeloid malignancies. In 2001, Aranesp™ was approved in the U.S., most countries in the EU, Australia, and New Zealand for the treatment of anemia associated with chronic renal failure, including patients on dialysis and patients not on dialysis.

Future Aranesp™ demand may be dependent, in part, upon such factors as: the effects of competitive pressures, penetration of existing and new market opportunities, and changes in foreign currency exchange rates. In addition, future worldwide Aranesp™ sales may be affected by cost containment pressures from governments and private insurers on health care providers, as well as the availability of reimbursement by third-party payors, including governments and private insurance plans. See “Forward Looking Statements and Factors that may Affect Amgen.”

EPOGEN®

The Company expects future growth in its EPOGEN® business, which is marketed in the U.S. for the treatment of anemia associated with chronic renal failure, to come primarily from patient population growth and inflation-related price increases. Patients receiving treatment for end stage renal disease are covered primarily under medical programs provided by the federal government. Therefore, EPOGEN® sales may also be affected by future changes in reimbursement rates or a change in the basis for reimbursement by the federal government. Aranesp™ may compete with EPOGEN® as health care providers in the U.S. may transition from administering EPOGEN® to Aranesp™. See “Forward Looking Statements and Factors that may Affect Amgen.”

NEUPOGEN®/Neulasta™

In January 2002, the Company received regulatory approval to market Neulasta™, its new white blood cell booster, in the U.S. Neulasta™, administered as a single fixed dose per chemotherapy cycle, is indicated for decreasing the incidence of infection, as manifested by febrile neutropenia in patients with non-myeloid malignancies receiving myelosuppressive anti-cancer drugs associated with clinically significant incidence of febrile neutropenia. The Company launched Neulasta™ in the U.S. on April 1, 2002. In June 2002, the CPMP recommended approval of Neulasta™ for the reduction in the duration of neutropenia and the incidence of febrile neutropenia in patients with cytotoxic chemotherapy for malignancy. The European Commission must ratify the CPMP recommendation prior to its approval of the marketing authorization. Once ratified, the Company will launch Neulasta™ according to pricing and reimbursement procedures in each EU country.

NEUPOGEN® is indicated to: decrease the incidence of infection, as manifested by febrile neutropenia, in chemotherapy patients with non-myeloid malignancies; to reduce the duration of neutropenia for patients undergoing myeloablative therapy followed by bone marrow transplantation; to reduce the incidence and duration of neutropenia-related consequences in patients with severe chronic neutropenia; for use in mobilization of peripheral blood progenitor cells for stem cell transplantation; and to reduce the recovery time of neutrophils and the duration of fever following chemotherapy treatment in patients being treated for acute myelogenous leukemia. In the EU, Canada, and Australia, NEUPOGEN® is marketed for the same indications. The Company also markets NEUPOGEN® in the EU, Canada, and Australia for the treatment of neutropenia in HIV patients receiving antiviral and/or other myelosuppressive medications.

The Company believes that future demand for the filgrastim franchise will be dependent upon: penetration of existing markets, the conversion of NEUPOGEN® patients to Neulasta™, new filgrastim franchise patients, inflation-related price increases, the effects of competitive products, the development of new treatments for cancer, cost containment pressures, and the availability of reimbursement. NEUPOGEN® usage is expected to continue to be affected by cost containment pressures from governments and private insurers on health care providers worldwide. Neulasta™ usage is expected to be affected by similar cost containment pressures from governments and private insurers on health care providers in the U.S. Reported NEUPOGEN® sales will continue to be affected by changes in foreign currency exchange rates. In both domestic and foreign markets, sales of NEUPOGEN® are dependent, in part, on the availability of reimbursement from third-party payors such as governments (for example, Medicare and Medicaid programs in the U.S.) and private insurance plans. In domestic markets, sales of Neulasta™ are also dependent, in part, on the availability of reimbursement from third-party payors such as governments and private insurance plans. Therefore, filgrastim franchise sales may also be affected by future changes in reimbursement rates or changes in the bases for reimbursement. In addition, chemotherapy treatments that are less myelosuppressive may require less NEUPOGEN®/Neulasta™. See “Forward Looking Statements and Factors that may Affect Amgen.”

Enbrel®

With the acquisition of Immunex in July 2002, the Company acquired the rights to Enbrel® in the U.S. and Canada. Enbrel® is currently marketed in the U.S. and Canada under a promotion agreement with Wyeth. Enbrel® is approved in the U.S. for: the reduction of the signs and symptoms in patients with moderately to severely active rheumatoid arthritis (“RA”); treating moderately to severely active polyarticular-course juvenile RA in patients who have had an inadequate response to one or more disease modifying antirheumatic drugs; inhibiting the progression of structural damage in patients with moderately to severely active RA; and for reducing the signs and symptoms of active arthritis in patients with psoriatic arthritis. The Company believes that future sales for Enbrel® will be dependent, in part, upon such factors as: limits on the current supply of and sources of Enbrel®, penetration of existing and new market opportunities, the availability and extent of reimbursement by third-party payors, the effects of competitive pressures, and adverse developments discovered with respect to Enbrel®’s safety. In addition, while Kineret™ (anakinra) is generally considered complementary to Enbrel®, there may be circumstances in which physicians may substitute Kineret™ for Enbrel®. See “Forward Looking Statements and Factors that may Affect Amgen.”

Kineret™

In November 2001, the Company received regulatory approval to market Kineret™ in the U.S. for the reduction in signs and symptoms of moderately to severely active RA in adult patients who have failed one or more disease modifying antirheumatic drugs. In March 2002, the Company received approval for Kineret™ in the EU for the treatment of the signs and symptoms of RA in combination with methotrexate, in patients with an inadequate response to methotrexate alone. Worldwide Kineret™ sales may be dependent, in part, upon such factors as: the effects of competitive pressures, penetration of existing and new market opportunities, the availability and extent of reimbursement by third-party payors including governments and private insurance plans, and changes in foreign currency exchange rates. See “Forward Looking Statements and Factors that may Affect Amgen.”

Known Trends on Future Operations

Future operating results of the Company may be impacted by a number of factors, in part, resulting from the Immunex acquisition. The following known trends in our business are expected to impact our future liquidity and results of operations:

•	Enbrel® sales will be recorded commencing from the July 15, 2002 closing date;

•	corporate partner revenues are expected to be significantly lower in 2002 compared to the prior year as a result of lower funding of late stage clinical programs;

•	cost of sales are expected to continue to be impacted by higher manufacturing costs for some of our recently launched products and acquired products;

•	R&D spending is expected to accelerate in the second half of 2002, in part, as a result of the Immunex acquisition;

•	SG&A spending is expected to accelerate in the second half of 2002 primarily as a result of the Immunex acquisition;

•	we expect to record a one-time non-cash expense related to the write-off of acquired in-process R&D in the quarter ending September 30, 2002, estimated to be approximately $2.4 billion;

•
the impact of ongoing non-cash amortization expense of acquired identifiable intangible assets, principally related to Enbrel®. Intangible assets will be amortized over the useful lives, estimated to be 15 years, and the related amortization expense is estimated to be approximately $260 million on an annual basis, net of tax; and

•	spending on capital projects is expected to be significantly higher primarily due to capital requirements for certain acquired facilities.

In accordance with GAAP, Amgen will account for the merger using the purchase method of accounting. Under the purchase method, the estimated purchase price of the acquisition is equal to: 1) the cash consideration; 2) the market value of Amgen common stock issued in connection with the merger based on the average of the closing prices of Amgen common stock for a range of four trading days, two days prior to and two days subsequent to the announcement on December 17, 2001; 3) the fair value of Amgen options issued in exchange for the options to purchase shares of Immunex common stock; and 4) the amount of direct transaction costs associated with the merger. Amgen will allocate the estimated purchase price to the net tangible and identifiable intangible assets acquired based on their respective fair values on July 15, 2002 (the date of the completion of the merger). Any excess of the estimated purchase price over the fair value of net assets acquired will be accounted for as goodwill. Amortizable intangible assets, principally related to Enbrel®, will be amortized over the useful lives, estimated to be 15 years, resulting in amortization of $260 million on an annual basis, net of tax. In-process R&D, currently estimated to be $2.4 billion, will be expensed during the quarter ending September 30, 2002. The current amounts above relating to acquired in-process R&D and amortization of identifiable intangible assets are based on a preliminary allocation of the purchase price, and a final determination will be made upon completion of a third-party valuation. Therefore, the final amounts may differ significantly from the corresponding preliminary amounts presented above. The final determination of the purchase price allocation will be based on the fair values of assets acquired, including the fair values of acquired in-process R&D and other identifiable intangible assets, and the fair values of liabilities assumed as of July 15, 2002 (the date of the completion of the merger).

Forward Looking Statements and Factors that may Affect Amgen

The Company is providing forward looking information in this quarterly report as of the date of filing, and does not plan to update this information and expressly disclaims any duty to update the information contained in this filing, except as required by law.

Except for the historical information contained herein, the matters discussed herein are by their nature forward-looking. Investors are cautioned that forward-looking statements or projections made by the Company, including those made in this document, are subject to risks and uncertainties that may cause actual results to differ materially from those projected. Reference is made in particular to forward-looking statements regarding product sales, expenses, earnings per share, liquidity and capital resources, and known trends on future operations. Amgen and its subsidiaries operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control. Future operating results and the Company’s stock price may be affected by a number of factors. The following discussion highlights some of these risks.

Our product development efforts may not result in commercial products.

We intend to continue an aggressive product development program. Successful product development in the biotechnology industry is highly uncertain, and very few research and development projects produce a commercial product. Product candidates that appear promising in the early phases of development, such as in early human clinical trials, may fail to reach the market for a number of reasons, such as:

•	the product candidate did not demonstrate acceptable clinical trial results even though it demonstrated positive preclinical trial results

•	the product candidate was not effective in treating a specified condition or illness

•	the product candidate had harmful side effects on humans

•	the necessary regulatory bodies such as the U.S. Food and Drug Administration, did not approve our product candidate for an intended use

•	the product candidate was not economical for us to manufacture and commercialize

•	other companies or people have or may have proprietary rights to our product candidate, such as patent rights, and will not let us sell it on reasonable terms, or at all

•	the product candidate is not cost effective in light of existing therapeutics

Several of our product candidates have failed at various stages in the product development process, including Brain Derived Neurotrophic Factor (“BDNF”), Megakaryocyte Growth and Development Factor (“MGDF”) and Glial Cell-line Derived Neurotrophic Factor (“GDNF”). For example, in 1997, we announced the failure of BDNF for the treatment of amyotrophic lateral sclerosis, or Lou Gehrig’s Disease, because the product candidate, when administered by injection, did not produce acceptable clinical results for a specific use after a phase 3 trial, even though BDNF had progressed successfully through preclinical and earlier clinical trials. In addition, in 1998, we discontinued development of MGDF, a novel platelet growth factor, at the phase 3 trial stage after several people in platelet donation trials developed low platelet counts and neutralizing antibodies. In 1999 we discontinued development of GDNF after a phase 1/2 trial of GDNF in Parkinson’s disease failed to demonstrate a statistically significant benefit. Of course, there may be other factors that prevent us from marketing a product. We cannot guarantee we will be able to produce commercially successful products. Further, clinical trial results are frequently susceptible to varying interpretations by scientists, medical personnel, regulatory personnel, statisticians, and others which may delay, limit, or prevent further clinical development or regulatory approvals of a product candidate. Also, the length of time that it takes for us to complete clinical trials and obtain regulatory approval for product marketing has in the past varied by product and by the intended use of a product. We expect that this will likely be the case with future product candidates and we cannot predict the length of time to complete necessary clinical trials and obtain regulatory approval. See “—Our current products and products in development cannot be sold if we do not obtain and maintain regulatory approval.”

Our current products and products in development cannot be sold if we do not obtain and maintain regulatory approval.

We conduct research, preclinical testing, and clinical trials and we manufacture or contract manufacture our product candidates. We also manufacture or contract manufacture, price, sell, distribute, and market or co-market our products for their approved indications. These activities are subject to extensive regulation by numerous state and federal governmental authorities in the U.S., such as the FDA and HCFA, as well as by foreign countries, including the European Union. Currently, we are required in the U.S. and in foreign countries to obtain approval from those countries’ regulatory authorities before we can market and sell our products in those countries. In our experience, obtaining regulatory approval is costly and takes many years, and after it is obtained, it remains costly to maintain. The FDA and other U.S. and foreign regulatory agencies have substantial discretion to terminate clinical trials, require additional testing, delay or withhold registration and marketing approval, and mandate product withdrawals. EPOGEN®, Kineret™ and Neulasta™ are currently approved in the U.S. and NEUPOGEN® and Aranesp™ are currently approved in the U.S., the EU, and in some other foreign countries for specific uses. Enbrel® is approved in the U.S. and Canada. We currently manufacture EPOGEN®, NEUPOGEN®, Aranesp™, Kineret™, Neulasta™, and INFERGEN® and market EPOGEN®, NEUPOGEN®, Aranesp™, Neulasta™, Kineret™ and Enbrel®, and we plan to manufacture and market many of our potential products. Even though we have obtained regulatory approval for EPOGEN®, NEUPOGEN®, Aranesp™, Kineret™, Neulasta™, and INFERGEN®, these products and our manufacturing processes are subject to continued review by the FDA and other regulatory authorities. Currently Enbrel® is manufactured by a third-party contract manufacturer, Boehringer Ingelheim Pharma KG (“BI Pharma”), which is subject to FDA regulatory authority as well. We plan to manufacture Enbrel® ourselves and are in the process of preparing our Rhode Island manufacturing facility for this. FDA approval is required for commercial production of Enbrel® at this facility and there can be no assurance that we will able to obtain (and maintain) FDA approval on a timely basis or at all. In addition, later discovery of unknown problems with our products or manufacturing processes or those of our contract manufacturers could result in restrictions on such products or manufacturing processes, including potential withdrawal of the products from the market. If regulatory authorities determine that we or our contract manufacturers have violated regulations or if they restrict, suspend, or revoke our prior approvals, they could prohibit us from manufacturing or selling EPOGEN®, NEUPOGEN®, Aranesp™, Kineret™, Neulasta™, Enbrel® and/or INFERGEN® until we or our contract manufacturers comply or indefinitely. In addition, if regulatory authorities determine that we have not complied with regulations in the research and development of a product candidate, then they may not approve the product candidate and we will not be able to market and sell it. If we are unable to market and sell our products or product candidates, our business would be adversely affected.

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

Our sales depend on payment and reimbursement from third-party payors, and a reduction in the payment rate or reimbursement could result in decreased use or sales of our products.

In both domestic and foreign markets, sales of our products are dependent, in part, on the availability of reimbursement from third-party payors such as state and federal governments, under programs such as Medicare and Medicaid in the U.S., and private insurance plans. Medicare does not cover prescriptions for Enbrel®. In certain foreign markets, the pricing and profitability of our products generally are subject to government controls. In the U.S., there have been, and we expect there will continue to be, a number of state and federal proposals that could limit the amount that state or federal governments will pay to reimburse the cost of drugs. In addition, we believe the increasing emphasis on managed care in the U.S. has and will continue to put pressure on the price and usage of our products, which may adversely impact product sales. Further, when a new therapeutic product is approved, the availability of governmental and/or private reimbursement for that product is uncertain, as is the amount for which that product will be reimbursed. We cannot predict the availability or amount of reimbursement for our recently approved products or product candidates, including those at a late stage of development, and current reimbursement policies for existing products may change at any time. For example, we believe that sales of Aranesp™, Neulasta™ and Kineret™ are and will be affected by government and private payor reimbursement policies.

If reimbursement for EPOGEN®, NEUPOGEN® and/or Enbrel® changes adversely or if we fail to obtain adequate reimbursement for our other current or future products, health care providers may limit how much or under what circumstances they will administer them, which could reduce the use of our products or cause us to reduce the price of our products. This could result in lower product sales or revenues which could have a material adverse effect on us and our results of operations. For example, in the U.S. the use of EPOGEN® in connection with treatment for end stage renal disease is funded primarily by the U.S. federal government. In early 1997, HCFA instituted a reimbursement change for EPOGEN® which adversely affected Amgen’s EPOGEN® sales, until the policies were revised. Therefore, as in the past, EPOGEN® sales could be adversely affected by future changes in reimbursement rates or the basis for reimbursement by the federal government for the end stage renal disease program.

If our intellectual property positions are challenged, invalidated or circumvented, or if we fail to prevail in present and future intellectual property litigation, our business could be adversely affected.

The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and often involve complex legal, scientific, and factual questions. To date, there has emerged no consistent policy regarding breadth of claims allowed in such companies’ patents. Third parties may challenge, invalidate, or circumvent our patents and patent applications relating to our products, product candidates, and technologies. In addition, our patent positions might not protect us against competitors with similar products or technologies because competing products or technologies may not infringe our patents. For certain of our product candidates, there are third parties who have patents or pending patents that they may claim prevent us from commercializing these product candidates in certain territories. Patent disputes are frequent, costly and can preclude commercialization of products. We are currently, and in the future may be, involved in patent litigation. For example, we are involved in ongoing patent infringement lawsuits against Transkaryotic Therapies, Inc. and Aventis with respect to our erythropoietin patents. The trial court decided in our favor on January 19, 2001, however, Transkaryotic Therapies, Inc. and Aventis have appealed the decision. If we ultimately lose these or other litigations we could be subject to competition and/or significant liabilities, we could be required to enter into third-party licenses for the infringed product or technology, or we could be required to cease using the technology or product in dispute. In addition, we cannot guarantee that such licenses will be available on terms acceptable to us.

Our success depends in part on our ability to obtain and defend patent rights and other intellectual property rights that are important to the commercialization of our products and product candidates. We have filed applications for a number of patents and have been granted patents or obtained rights relating to erythropoietin, recombinant G-CSF, etanercept and our other products and potential products. We market our erythropoietin, G-CSF and etanercept products as EPOGEN®, NEUPOGEN® and Enbrel®, respectively. In the United States, we have been issued or obtained rights to several patents relating to erythropoietin that generally cover DNA and host cells, processes for making erythropoietin, various product claims to erythropoietin, cells that make levels of erythropoietin, and pharmaceutical compositions of erythropoietin. We have also been issued or obtained rights to U.S. patents relating to G-CSF that cover aspects of DNA, vectors, cells, processes, polypeptides, methods of treatment using G-CSF polypeptides, methods of enhancing bone marrow transplantation, and treating burn wounds, methods for recombinant production of G-CSF and analogs of G-CSF. We also have been granted or obtained rights to a patent in the EU relating to erythropoietin, a patent in the EU relating to G-CSF, two patents in the EU relating to darbepoetin alfa and hyperglycosylated erythropoietic proteins, and a patent in the U.S. and a patent in the EU relating to anakinra. Enbrel is a fusion protein consisting of a dimer of two subunits, each comprising a TNF receptor domain derived from a TNF receptor known as “p80,” fused to a segment derived from a human antibody molecule known as an “Fc domain.” Immunex has been issued U.S. patents covering p80 TNFR, DNAs encoding p80 TNFR, and methods of using TNFR:Fc, including for the treatment of arthritis. Immunex was granted a European patent in December 1995 covering p80 TNFR DNAs, proteins and related technology.

We face substantial competition, and others may discover, develop, acquire or commercialize products before or more successfully than we do.

We operate in a highly competitive environment. Our products compete with other products or treatments for diseases for which our products may be indicated. For example, although we maintain a substantial share of the chemotherapy induced neutropenia market, NEUPOGEN® competes in certain circumstances against a product marketed by Schering AG. EPOGEN® faces competition from other treatments for anemia in end stage renal disease patients in the U.S. In addition, Enbrel® competes in certain circumstances with rheumatoid arthritis products marketed by Centocor Inc./Johnson & Johnson, Aventis, Pharmacia and Merck as well as the generic drug methotrexate. Further, we believe that some of our newly approved products and late stage product candidates may face competition when and as they are approved and marketed. For example, Aranesp™ competes with an Epoetin alfa product marketed by Johnson & Johnson in certain anemia markets and Kineret™ competes in certain circumstances with rheumatoid arthritis products marketed by Centocor Inc./Johnson & Johnson, and others. Additionally, some of our competitors, including biotechnology and pharmaceutical companies, market products or are actively engaged in research and development in areas where we are developing product candidates. For example, we anticipate that Enbrel® will face competition from potential rheumatoid arthritis therapies being developed by, among others, Abbott Laboratories/Knoll. Large pharmaceutical corporations may have greater clinical, research, regulatory, manufacturing, and marketing resources than we do. In addition, some of our competitors may have technical or competitive advantages over us for the development of technologies and processes. These resources may make it difficult for us to compete with them to successfully discover, develop, and market new products.

Certain of our raw materials, medical devices and components are single-sourced from third parties; third-party supply failures could adversely affect our ability to supply our products.

Certain raw materials necessary for commercial manufacturing and formulation of our products are provided by single-source unaffiliated third-party suppliers. Also, certain medical devices and components necessary for fill, finish, and packaging of our products are provided by single-source unaffiliated third-party suppliers. Certain of these raw materials, medical devices, and components are the proprietary products of these unaffiliated third-party suppliers, and in some cases, such proprietary products are specifically cited in our drug application with the FDA such that they must be obtained from that specific sole source and could not be obtained from another supplier unless and until the FDA approved such other supplier. We would be unable to obtain these raw materials, medical devices, or components for an indeterminate period of time if these third-party single suppliers were to cease or interrupt production or otherwise fail to supply these materials or products to us for any reason, including due to regulatory requirements or action, due to adverse financial developments at or affecting the supplier, or due to labor shortages or disputes. This, in turn, could adversely affect our ability to satisfy demand for our products, which could adversely affect our operating results.

Also, certain of the raw materials required in the commercial manufacturing and the formulation of our products are derived from biological sources, including bovine serum and human serum albumin (“HSA”). The Company is investigating screening procedures with respect to certain biological sources and alternatives to them. Such raw materials may be subject to contamination and/or recall. A material shortage, contamination, and/or recall could adversely impact or disrupt our commercial manufacturing of our products or could result in a mandated withdrawal of our products from the market. This too, in turn, could adversely affect our ability to satisfy demand for our products, which could adversely affect our operating results.

Limits on our current source of supply for Enbrel® constrain Enbrel® sales.

Because demand for Enbrel® was projected to temporarily exceed supply, Immunex began an Enbrel® enrollment program in November 2000 to help ensure uninterrupted therapy for U.S. patients prescribed Enbrel® before January 1, 2001. The Enbrel® enrollment program called for these patients to register with Immunex and receive an enrollment number. As of January 1, 2001, patients considering therapy with Enbrel®, but not yet receiving treatment, were invited to enroll in the program and were placed on a waiting list to receive Enbrel® on a first come, first served basis once additional supply of Enbrel® becomes available. The enrolled patients do not include patients on the program waiting list. U.S. and Canadian supply of Enbrel® is impacted by many manufacturing and production variables, such as the timing and actual number of production runs, production success rate, bulk drug yield, the timing and outcome of product quality testing, and whether and when our Rhode Island manufacturing facility will be approved by the FDA. For example, in the second quarter of 2002, Immunex experienced a brief period where no Enbrel® was available to fill patient prescriptions, primarily due to variation in the expected production yield from BI Pharma. Once supply of Enbrel® became available, Immunex resumed filling orders on a first come, first served basis. If we are at any time unable to provide an uninterrupted supply of Enbrel® to all patients enrolled in the program, we may lose patients, physicians may elect to prescribe competing therapeutics instead of Enbrel®, our Enbrel® sales will be adversely affected, any of which could adversely affect our results of operations. See “—We depend on third parties for our supply of Enbrel®” and “—Our sources of supply for Enbrel® are limited.”

We depend on third parties for our supply of Enbrel®.

BI Pharma is currently our sole supplier of Enbrel®; accordingly, our U.S. and Canadian supply of Enbrel® is currently primarily dependent on BI Pharma’s production schedule for Enbrel®. We would be unable to obtain Enbrel® for an indeterminate period of time if BI Pharma or other third-party manufacturers used for Enbrel® production were to cease or interrupt production or services or otherwise fail to supply materials, products or services to us for any reason, including due to labor shortages or disputes, due to regulatory requirements or action, or due to contamination of product lots or product recalls. This in turn could materially reduce our ability to satisfy demand for Enbrel®, which could adversely affect our operating results. Factors that will affect our actual supply of Enbrel® at any time include, without limitation, the following:

•
BI Pharma does not produce Enbrel® continuously; rather, it produces the drug through a series of periodic campaigns throughout the year. The amount of commercial inventory available to us at any time depends on a variety of factors, including the timing and actual number of BI Pharma’s production runs, level of production yields and success rates, timing and outcome of product quality testing and the amount of vialing capacity.

•
BI Pharma schedules the vialing production runs for Enbrel® in advance, based on the expected timing and yield of bulk drug production runs. Therefore, if BI Pharma realizes production yields beyond expected levels, or provides additional manufacturing capacity for Enbrel®, it may not have sufficient vialing capacity for all of the Enbrel® bulk drug that it produces. As a result, even if we are able to increase our supply of Enbrel® bulk drug, BI Pharma may not be able to vial the extra bulk drug in time to prevent any supply interruptions.

In addition, once we begin manufacturing Enbrel® in our Rhode Island manufacturing facility, we will be dependent on third parties for vialing Enbrel® bulk drug. If third-party vialers are unable to provide sufficient capacity or otherwise unable to provide vialing services to us, then supply of Enbrel® could be adversely affected. See “—Our sources of supply for Enbrel® are limited.”

Our sources of supply for Enbrel® are limited.

Enbrel® supply for the U.S. and Canada is produced by BI Pharma, currently our sole source supplier. We also plan to manufacture Enbrel® ourselves and are in the process of preparing our Rhode Island manufacturing facility for this. The Rhode Island facility will require FDA approval before we can sell any product manufactured at this facility. See “—We depend on third-party manufacturers for our supply of Enbrel®.” In addition, our current plan includes construction of a new large-scale cell culture commercial manufacturing facility, known as the BioNext Project, at the site of the current Rhode Island manufacturing facility. In April 2002, we announced that we had entered into a manufacturing agreement with Genentech, Inc. to produce Enbrel® at Genentech’s manufacturing facility in South San Francisco, California. The manufacturing facility is subject to FDA approval, which the parties hope to obtain in 2004. Under the terms of the agreement, Genentech will produce Enbrel® through 2005, with an extension through 2006 by mutual agreement. In addition, Wyeth is constructing a new manufacturing facility in Ireland, which is expected to increase the United States and Canadian supply of Enbrel®. If additional manufacturing capacity at the Rhode Island site, pursuant to the Genentech agreement or the Ireland manufacturing facility is not completed, or if these manufacturing facilities do not receive FDA approval before we encounter supply constraints, our sales growth would again be restricted which could have an adverse effect on our results of operations. We anticipate commencing production runs and building commercially significant quantities of inventory of Enbrel® bulk drug at the Rhode Island manufacturing facility prior to estimated FDA approval of the facility. We would not be able to sell, and may be required to write off, inventory unless and until the Rhode Island manufacturing facility and our contract manufacturer for vialing the Enbrel® bulk drug manufactured at the Rhode Island facility are approved by the FDA, which approval is not assured.

Our marketing of Enbrel® will be dependent in part upon Wyeth.

Under the amended and restated promotion agreement, Amgen and Wyeth jointly market and sell Enbrel® in the United States and Canada. An Enbrel® management committee comprised of an equal number of representatives from Amgen and Wyeth is responsible for overseeing the marketing and sales of Enbrel®, including strategic planning, approval of an annual marketing plan, product pricing and establishing an Enbrel® brand team. The Enbrel® brand team, with equal representation from each of Amgen and Wyeth, will prepare and implement the annual marketing plan and will be responsible for all sales activities. If Wyeth fails to market Enbrel® effectively or Amgen and Wyeth fail to coordinate their efforts effectively, Amgen’s sales of Enbrel® may not reach their full potential or may decline.

We may be required to perform additional clinical trials or change the labeling of our products if we or others identify side effects after our products are on the market.

If we or others identify side effects after any of our products are on the market, or if manufacturing problems occur, regulatory approval may be withdrawn and reformulation of our products, additional clinical trials, changes in labeling of our products and changes to or re-approvals of our manufacturing facilities may be required, any of which could have a material adverse effect on sales of the affected products and on our business and results of operations.

For example, because Enbrel® has only been marketed since 1998, its long-term effects on the development or course of serious infection, malignancy and autoimmune disease are largely unknown and more rarely occurring side effects may not be known. In May 1999, Immunex announced an update to the package insert for Enbrel® to advise doctors not to start using Enbrel® in patients who have an active infection, and for doctors to exercise caution when considering using Enbrel® in patients with a history of recurring infections or with underlying conditions that may predispose patients to infections. In October 2000, Immunex again revised the package insert for Enbrel® in response to spontaneous adverse events reported to Immunex, including rare cases of hematologic and central nervous system disorders. The causal relationship between these adverse events and therapy with Enbrel® remains unclear. In January 2001, Immunex revised the package insert for Enbrel® to advise doctors that rare cases of central nervous system disorders, including seizures, and rare cases of tuberculosis have also been reported in patients using Enbrel®. It is possible that additional spontaneous adverse events will be reported to us as experience with Enbrel® continues. If we or others identify new adverse events for patients treated with Enbrel®, additional precautions, warnings or other changes in the label for Enbrel® may be required.

Our operating results may fluctuate, and this fluctuation could cause financial results to be below expectations.

Our operating results may fluctuate from period to period for a number of reasons. In budgeting our operating expenses, we assume that revenues will continue to grow; however, some of our operating expenses are fixed in the short term. Because of this, even a relatively small revenue shortfall may cause a period’s results to be below our expectations or projections. A revenue shortfall could arise from any number of factors, some of which we cannot control. For example, we may face:

•	lower than expected demand for our products

•	inability to provide adequate supply of our products

•	changes in the government’s or private payors’ reimbursement policies for our products

•	changes in wholesaler buying patterns

•	increased competition from new or existing products

•	fluctuations in foreign currency exchange rates

•	changes in our product pricing strategies

Of these, we would only have control over changes in our product pricing strategies and, of course, there may be other factors that affect our revenues in any given period.

We may be required to defend lawsuits or pay damages for product liability claims.

Product liability is a major risk in testing and marketing biotechnology and pharmaceutical products. We face substantial product liability exposure in human clinical trials and for products that we sell after regulatory approval. Product liability claims, regardless of their merits, could be costly and divert management’s attention, and adversely affect our reputation and the demand for our products.

Our corporate compliance program cannot guarantee that we are in compliance with all potentially applicable federal and state regulations.

The development, manufacturing, pricing, sales and reimbursement of our products, together with the general operations of our company, is subject to extensive federal and state regulation. See “—Our current products and products in development cannot be sold if we do not obtain and maintain regulatory approval” and “—We may be required to perform additional clinical trials or change the labeling of our precuts if we or others identify side effects after our products are on the market.” While the Company has developed and instituted a corporate compliance program based on current best practices, we cannot assure you that the Company or its employees has or will be in compliance with all potentially applicable federal and state regulations. A failure to comply with any of these regulations could result in a range of actions, including, but not limited to, the termination of clinical trials, the failure to approve a product candidate, restrictions on the Company’s products or manufacturing processes, including withdrawal of the Company’s products from the market, significant fines or other sanctions or litigation.

We plan to grow rapidly, and if we fail to adequately manage that growth our business could be adversely impacted.

We have an aggressive growth plan that includes substantial and increasing investments in research and development, sales and marketing and facilities. Our plan has a number of risks, some of which we cannot control. For example:

•	we may need to generate higher revenues to cover a higher level of operating expenses, and our ability to do so may depend on factors that we do not control

•	we may need to attract and assimilate a large number of new employees

•	we may need to manage complexities associated with a larger and faster growing organization

•	we will need to accurately anticipate demand for the products we manufacture and maintain adequate manufacturing capacity, and our ability to do so may depend on factors that we do not control

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

Our stock price, like that of other biotechnology companies, is highly volatile. For example, in the fifty-two weeks prior to February 25, 2002, the trading price of our common stock has ranged from a high of $75.06 per share to a low of $45.44 per share. Our stock price may be affected by such factors as:

•	clinical trial results

•	adverse developments regarding the safety or efficacy of our products

•	actual or anticipated product supply constraints

•	product development announcements by us or our competitors

•	regulatory matters

•	announcements in the scientific and research community

•	intellectual property and legal matters

•	changes in reimbursement policies or medical practices

•	broader industry and market trends unrelated to our performance

In addition, if our revenues or earnings in any period fail to meet the investment community’s expectations, there could be an immediate adverse impact on our stock price.

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

•	consolidating research and development and manufacturing operations

•	retaining key employees

•	consolidating corporate and administrative infrastructures

•	coordinating sales and marketing functions

•	preserving our and Immunex’s research and development, distribution, marketing, promotion, and other important relationships

•	minimizing the diversion of management’s attention from ongoing business concerns

•	coordinating geographically separate organizations

In addition, even if we are able to integrate Immunex’s operations successfully, this integration may not result in the realization of the full benefits of the synergies, cost savings or sales and growth opportunities that we currently expect or that these benefits will be achieved within the anticipated time frame. For example, the elimination of significant duplicative costs may not be possible or may take longer than anticipated and the benefits from the merger may be offset by costs incurred in integrating the companies. We cannot assure you that the integration of Immunex with us will result in the realization of the full benefits anticipated by us to result from the merger. Our failure to achieve these benefits could have a material adverse effect on our results of operations.

Sales of a substantial amount of shares of our common stock by Wyeth, or the perception that a large number of shares will be sold by Wyeth, could depress the market price of our common stock.

As of July 15, 2002, Wyeth beneficially owned approximately 98,286,358 shares of our common stock. As required by a stockholders’ rights agreement between us and Wyeth, we have filed with the Securities and Exchange Commission a shelf registration statement seeking to register the resale, from time to time, by Wyeth of the shares of our common stock received by it in connection with our acquisition of Immunex. This registration statement has not been declared effective. Under the stockholders’ rights agreement, subject to certain conditions and limitations, Wyeth may request us to effect up to two underwritten syndicated offerings by supplement or amendment to the shelf registration statement. In addition, beginning on July 15, 2003 and until July 15, 2006, Wyeth may request up to four demand registrations (i.e. require that we file four additional registration statements) registering the resale of the shares of our common stock received by Wyeth in connection with our acquisition of Immunex. As a result, subject to certain black out, lock up and volume limitations set forth in the stockholders’ right agreement, Wyeth will be entitled to sell a significant number of shares of our common stock. If Wyeth sells a substantial number of shares, or the market perceives that a large number of shares will be sold by Wyeth, the market price of our common stock could decline.

PART II — OTHER INFORMATION

Item 1.    Legal Proceedings

Certain of the Company’s legal proceedings are reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, with material developments since that report described in the Company’s Form 10-Q for the quarter ended March 31, 2002, and below. While it is not possible to predict accurately or to determine the eventual outcome of these matters, the Company believes that the outcome of these proceedings will not have a material adverse effect on the annual financial statements of the Company.

Transkaryotic Therapies and Aventis litigation

In the appeal proceedings in the United States, oral arguments were heard on May 7, 2002 by the Court of Appeals for the Federal Circuit.

Genentech litigation

The Court of Appeals for the Federal Circuit issued a decision April 29, 2002 vacating summary judgment of no literal infringement and affirming Genentech’s non-compliance with the local rules, thereby precluding Genentech from proceeding on a theory of infringement under the doctrine of equivalents. The Federal Circuit Court of Appeals remanded the case to the United States District Court for the Northern District of California to determine the issue of literal infringement under a revised claim construction.

Average Wholesale Price Litigation

Amgen has been served with complaints in four separate civil actions broadly alleging that it, together with a large number of other pharmaceutical manufacturers, reported prices for certain products that overstate the Average Wholesale Price (“AWP”), allegedly inflating reimbursement, including co-payments paid to providers who prescribe and administer the products. The complaints assert claims under the federal RICO statutes and its state law corollaries, as well as state law claims for deceptive trade practices and common law fraud and seek an undetermined amount of damages, as well as other relief, including declaratory and injunctive relief. The cases include: Citizens for Consumer Justice, et al., v. Abbott Laboratories, Inc., et al. (U.S. District Court, District of Massachusetts); State of Nevada v. American Home Products Corporation, et al. (removed from Nevada state court to the U.S. District Court for the District of Nevada); State of Montana ex rel. Mike McGrath, Attorney General v. Abbott Laboratories, et al. (removed from Montana state court to the U.S. District Court for the District of Montana); and Teamsters Health & Welfare Fund of Philadelphia, et al., v. Abbott Laboratories, Inc., et al. (U.S. District Court for the Eastern District of Pennsylvania). Immunex Corporation was also served with complaints in the Citizens for Consumer Justice, et al., v. Abbott Laboratories, Inc., et al, State of Nevada v. American Home Products Corporation, et al. and State of Montana ex rel. Mike McGrath, Attorney General v. Abbott Laboratories, et al. cases.

On April 30, 2002, the Joint Panel on Multidistrict Litigation entered an order consolidating certain pending AWP litigation, including the Massachusetts action, and transferring those matters pending further order to Judge Patti Saris, U.S. District Court for the District of Massachusetts. The Teamsters case was subsequently transferred by order dated June 26, 2002. Both the Nevada and

Montana matters have been conditionally transferred to the District of Massachusetts, although plaintiffs in those cases have filed oppositions and intend to move to vacate the conditional transfer orders and have moved to remand those cases to state court, which motions are currently pending.

On June 27, 2002, Amgen and Immunex Corporation filed a motion to dismiss the complaint filed in the Nevada action. Plaintiff filed its opposition to that motion on July 15, 2002. The court has not, to date, scheduled a hearing on the motion. Neither Amgen nor Immunex Corporation has filed any responsive pleadings in any of the other pending matters listed above.

On July 18, 2002, Amgen learned that it and Immunex Corporation were also named as defendants, along with 38 other pharmaceutical manufacturers, in a putative class action filed in Superior Court for Alameda County, California. This action, which was brought under Section 17200 of California’s Business & Professions Code, similarly alleges a similar scheme among defendants to overstate AWP. The complaint alleges that defendants violated California’s Business and Professions Code (Section 17200) and seeks undefined damages, together with equitable and injunctive relief. Amgen has not yet been served with the complaint.

On November 27, 2001, the Action Alliance of Senior Citizens of Greater Philadelphia filed suit in the United States District Court for the Western District of Washington against Immunex Corporation alleging monopolistic, anti-competitive conduct in an industry-wide scheme to defraud the consumer by manipulating the AWP and selling drugs to physicians at prices below the reimbursement cost charged to Medicare. This lawsuit alleges violation of federal antitrust law. On May 1, 2002, Immunex Corporation received notice that a motion for multi-district litigation transfer had been granted and that this federal consumer class action case would be consolidated for pretrial proceedings in United States District Court in Boston, Massachusetts.

Securities Litigation

Shareholder Litigation

On April 29, 2002, Immunex Corporation announced the settlement, which settlement is subject to court approval among other things, of three lawsuits against Immunex Corporation and certain of Immunex Corporation’s former directors and officers, and in the Osher matter, against Amgen relating to the acquisition of Immunex Corporation by Amgen: (i) a suit filed by David Osher, on behalf of a class of Immunex Corporation shareholders, against Immunex, all former members of Immunex Corporation’s board of directors, Wyeth and Amgen; (ii) a suit filed by Adele Brody, on behalf of a class of Immunex Corporation shareholders against Immunex Corporation, Wyeth, all former members of Immunex Corporation’s board of directors and the marital community of each named individual; and (iii) a suit filed by Edwin Weiner, on behalf of a class of Immunex Corporation shareholders, against Immunex Corporation, Wyeth, all former members of Immunex Corporation’s board of directors and the marital community of each named individual.

In connection with the settlement, (i) Immunex Corporation and Amgen agreed to reduce the termination fee payable by Immunex Corporation or Amgen under certain circumstances set forth in the Amended and Restated Agreement and Plan of Merger dated December 16, 2001 between Amgen, AMS Acquisition Inc. and Immunex Corporation by $20 million, (ii) Immunex Corporation obtained an updated opinion from Merrill Lynch, Pierce, Fenner & Smith Incorporated regarding the fairness of the merger consideration from a financial point of view to be received by Immunex Corporation shareholders, and (iii) Immunex Corporation agreed to provide certain additional disclosures regarding the merger in a Current Report on Form 8-K, which was filed with the SEC on April 30, 2002.

Stockholder Derivative Lawsuit

The plaintiff in the purported stockholder derivative lawsuit filed against all members of the Amgen board of directors has tentatively agreed to a dismissal without prejudice for no consideration.

ZymoGenetics litigation

On March 7, 2002, ZymoGenetics filed a patent infringement lawsuit against Immunex Corporation in the U.S. District Court for the Western District of Washington, relating to six U.S. patents having claims directed to certain fusion proteins and processes for making these proteins. The patents-in-suit are the following U.S. patents: 5,843,725; 6,018,026; 6,291,212 BI; 6,291,646 BI; 6,300,099 BI; and 6,323,323 BI. Although not specified in the complaint, it its public statements, ZymoGenetics asserts that the manufacture, importation, and sale of Enbrel® infringes these patents. ZymoGenetics seeks a declaration of infringement and available remedies under the patent laws, including monetary damages and injunctive relief.

Johnson & Johnson arbitrations

The trial concluded in April 2002. Closing arguments are scheduled to be heard in September 2002.

Governmental Investigations

According to press reports, approximately 20 pharmaceutical companies are under investigation by the U.S. Department of Justice, U.S. Department of Health and Human Services, and/or state agencies related to the pricing of their products. Immunex Corporation has received notice from the U.S. Department of Justice requesting it to produce documents in connection with a Civil False Claims Act investigation of the pricing of Immunex Corporation’s current and former products for sale and eventual reimbursement by Medicare or state Medicaid programs. Immunex Corporation also received similar requests from the U.S. Department of Health and Human Services and state agencies. Several of Immunex Corporation’s current and former products are or were regularly sold at substantial discounts from list price. The Company does not know what action, if any, the federal government or any state agency will take as a result of their investigations.

Item 4.	Submission of Matters to a Vote of Security Holders

(a)	The Company held its Annual Meeting of Stockholders on May 16, 2002.

(b)	Omitted pursuant to Instruction 3 to Item 4 of Form 10-Q.

(c)
The four matters voted upon at the meeting were: (i) To approve the issuance of Amgen common stock, par value $.0001 per share, to the shareholders of Immunex pursuant to the Amended and Restated Agreement and Plan of Merger dated December 16, 2001 between Amgen Inc., AMS Acquisition Inc. and Immunex Corporation (“Proposal

One”); (ii) to elect three directors to a three year term of office expiring at the Annual Meeting of Stockholders in the year 2005 (“Proposal Two”); (iii) to ratify the selection of Ernst & Young LLP as independent auditors of the Company for the year ending December 31, 2002 (“Proposal Three”); and (iv) to approve the Amgen Inc. Executive Incentive Plan designed to qualify compensation paid under such plan as performance based compensation under Section 162(m) of the Internal Revenue Code (“Proposal Four”).

(i)
With respect to Proposal One, 598,469,233 shares were in favor, 14,734,551 shares were against, 5,691,645 shares abstained, and 250,791,982 broker non-votes were withheld from voting with respect to such proposal. Proposal One was declared to have been approved.

(ii)
With respect to each of the nominees for director, Dr. David Baltimore received 861,629,325 shares in favor and 8,058,086 shares were withheld, Ms. Judith C. Pelham received 858,087,687 shares in favor and 11,599,724 shares were withheld, and Mr. Kevin W. Sharer received 859,562,696 shares in favor and 10,124,715 shares were withheld, and there were no abstentions or broker non-votes. All nominees were declared to have been elected as directors to hold office until the Annual Meeting of Stockholders in the year 2005.

(iii)
With respect to Proposal Three, 833,655,626 shares were in favor, 31,277,599 shares were against, 4,712,616 shares abstained, and 41,570 broker non-votes were withheld from voting with respect to such proposal. Proposal Three was declared to have been approved.

(iv)
With respect to Proposal Four, 796,783,596 shares were in favor, 63,136,024 shares were against, 9,751,384 shares abstained, and 16,407 broker non-votes were withheld from voting with respect to such proposal. Proposal Four was declared to have been approved.

(d)	Not applicable.

Item 5.	Other Matters

The Company’s 2003 Annual Meeting of Stockholders will be held on May 15, 2003.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Reference is made to the Index to Exhibits included herein.

(b)	Reports on Form 8-K.

The Company filed two Current Reports on Form 8-K for the three months ended June 30, 2002. The report dated May 7, 2002, reported that on May 7, 2002, the Company purchased Roche’s rights, assets, and business related to Filgrastim and pegfilgrastim in the EU, Switzerland, and Norway, effective January 1, 2002. Under the terms of the agreement, the Company will pay Roche

$137.5 million for the acquisition. Roche will continue as the licensee for Filgrastim and pegfilgrastim in certain countries in Eastern Europe, the Middle East, Africa, Asia, and Latin America. The report dated May 16, 2002, reported that on May 16, 2002, stockholders of Amgen and Immunex approved their respective acquisition related proposals pursuant to an Agreement and Plan of Merger dated as of December 16, 2001, between Amgen and Immunex. The 8-K dated May 16, 2002 was filed in connection with the filing of the Company’s Registration Statement on Form S-3 related to registration of shares pertaining to the issuance of the Convertible Notes. The Company filed, among other exhibits, its unaudited pro forma condensed combining balance sheet as of March 31, 2002 and unaudited pro forma condensed combining statements of operations for the year ended December 31, 2001 and three months ended March 31, 2002 and notes thereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMGEN INC. (Registrant)

Date: 8/13/02	By:	/s/ RICHARD D. NANULA
Richard D. Nanula Executive Vice President, Finance, Strategy and Communications, and Chief Financial Officer

Date: 8/13/02	By:	/s/ BARRY D. SCHEHR
Barry D. Schehr Vice President, Financial Operations, and Chief Accounting Officer

AMGEN INC.

INDEX TO EXHIBITS

Exhibit No.	Description

2.1	Amended and Restated Agreement and Plan of Merger, dated as of December 16, 2001, by and among Amgen Inc., AMS Acquisition Inc., and Immunex Corporation. (28)

2.2	First Amendment to Amended and Restated Agreement and Plan of Merger, dated as of July 15, 2002 (30)

3.1	Restated Certificate of Incorporation as amended. (9)

3.2*	Amended and Restated Bylaws of Amgen Inc. (as amended and restated July 15, 2002).

3.3	Certificate of Amendment of Restated Certificate of Incorporation. (17)

3.4	Certificate of Designations of Series A Junior Participating Preferred Stock. (20)

4.1	Indenture dated January 1, 1992 between the Company and Citibank N.A., as trustee. (3)

4.2	First Supplement to Indenture, dated February 26, 1997 between the Company and Citibank N.A., as trustee. (6)

4.3	Officer’s Certificate pursuant to Sections 2.1 and 2.3 of the Indenture, as supplemented, establishing a series of securities “8-1/8% Debentures due April 1, 2097.” (8)

4.4	8-1/8% Debentures due April 1, 2097. (8)

4.5	Form of stock certificate for the common stock, par value $.0001 of the Company. (9)

4.6
Officer’s Certificate pursuant to Sections 2.1 and 2.3 of the Indenture, dated as of January 1, 1992, as supplemented by the First supplemental Indenture, dated as of February 26, 1997, each between the Company and Citibank, N.A., as Trustee, establishing a series of securities entitled “6.50% Notes Due December 1, 2007”. (11)

4.7	6.50% Notes Due December 1, 2007 described in Exhibit 4.6. (11)

4.8	Corporate Commercial Paper—Master Note between and among Amgen Inc., as Issuer, Cede & Co., as nominee of The Depository Trust Company and Citibank, N.A. as Paying Agent. (12)

4.9	Shareholders’ Rights Agreement dated as of December 16, 2001 by and among Amgen Inc., Wyeth (formerly American Home Products Corporation), MDP Holdings, Inc., and Lederle Parenterals, Inc. (25)

4.10	Indenture, dated as of March 1, 2002, between Amgen Inc. and LaSalle Bank National Association. (27)

4.11	Form of Liquid Yield Option(TM) Note due 2032. (27)

4.12	Registration Rights Agreement, dated as of March 1, 2002, between Amgen Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated. (27)

10.1+	Company’s Amended and Restated 1991 Equity Incentive Plan, effective December 11, 2001. (26)

10.2+	Company’s Amended and Restated 1997 Equity Incentive Plan, effective December 11, 2001. (29)

10.3	Shareholder’s Agreement of Kirin-Amgen, Inc., dated May 11, 1984, between the Company and Kirin Brewery Company, Limited. (20)

10.4	Amendment Nos. 1, 2, and 3, dated March 19, 1985, July 29, 1985 and December 19, 1985, respectively, to the Shareholder’s Agreement of Kirin-Amgen, Inc., dated May 11, 1984. (17)

10.5	Product License Agreement, dated September 30, 1985, and Technology License Agreement, dated, September 30, 1985 between the Company and Ortho Pharmaceutical Corporation. (17)

10.6	Product License Agreement, dated September 30, 1985, and Technology License Agreement, dated September 30, 1985 between Kirin-Amgen, Inc. and Ortho Pharmaceutical Corporation. (17)

10.7+	Company’s Amended and Restated Employee Stock Purchase Plan. (17)

10.8	Research, Development Technology Disclosure and License Agreement PPO, dated January 20, 1986, by and between the Company and Kirin Brewery Co., Ltd. (1)

10.9
Amendment Nos. 4 and 5, dated October 16, 1986 (effective July 1, 1986) and December 6, 1986 (effective July 1, 1986), respectively, to the Shareholders Agreement of Kirin-Amgen, Inc. dated May 11, 1984. (20)

10.10	Assignment and License Agreement, dated October 16, 1986, between the Company and Kirin-Amgen, Inc. (20)

10.11	G-CSF European License Agreement, dated December 30, 1986, between Kirin-Amgen, Inc. and the Company. (20)

10.12+	Company’s Retirement and Savings Plan (as amended and restated effective October 23, 2000). (20)

10.13+	Company’s Amended and Restated 1988 Stock Option Plan. (5)

10.14+	First Amendment to the Company’s Retirement and Savings Plan (as amended and restated effective October 23, 2000). (20)

10.15	Amendment, dated June 30, 1988, to Research, Development, Technology Disclosure and License Agreement: GM-CSF dated March 31, 1987, between Kirin Brewery Company, Limited and the Company. (2)

10.16	Enbrel® Supply Agreement, dated April 12, 2002, between Immunex Corporation and Genentech, Inc. (with certain confidential information deleted therefrom). (31)

10.17
Partnership Purchase Agreement, dated March 12, 1993, between the Company, Amgen Clinical Partners, L.P., Amgen Development Corporation, the Class A limited partners and the Class B limited partner. (4)

10.18+	Amgen Inc. Supplemental Retirement Plan (As Amended and Restated Effective November 1, 1999). (16)

10.19+	First Amendment to Amgen Inc. Change of Control Severance Plan. (17)

10.20+	Amended and Restated Amgen Performance Based Management Incentive Plan. (15)

10.21
Credit Agreement, dated as of May 28, 1998, among Amgen Inc., the Borrowing Subsidiaries named therein, the Banks named therein, Citibank, N.A., as Issuing Bank, and Citicorp USA, Inc., as Administrative Agent. (13)

10.22	G-CSF United States License Agreement dated June 1, 1987 (effective July 1, 1986) between Kirin-Amgen, Inc. and the Company. (20)

10.23	Amendment No. 1 dated October 20, 1988 to Kirin-Amgen, Inc./Amgen G-CSF United States License Agreement dated June 1, 1987 (effective July 1, 1986). (20)

10.24	Amendment No. 2 dated October 17, 1991 (effective November 13, 1990) to Kirin-Amgen, Inc./Amgen G-CSF United States License Agreement dated June 1, 1987 (effective July 1, 1986). (20)

10.25	Amendment No. 10 dated March 1, 1996 to the Shareholders’ Agreement of Kirin-Amgen, Inc. dated May 11, 1984. (20)

10.26+	Amgen Inc. Change of Control Severance Plan effective as of October 20, 1998. (14)

10.27	Preferred Share Rights Agreement, dated as of December 12, 2000, between Amgen Inc. and American Stock Transfer and Trust Company, as Rights Agent. (19)

10.28+	First Amendment, effective January 1, 1998, to the Company’s Amended and Restated Employee Stock Purchase Plan. (10)

10.29	Amendment No. 11 dated March 20, 2000 to the Shareholders’ Agreement of Kirin-Amgen, Inc. dated May 11, 1984. (20)

10.30+	Agreement between Amgen Inc. and Dr. Fabrizio Bonanni, dated March 3, 1999. (16)

10.31	Amendment No. 1 dated June 1, 1987 to Kirin-Amgen, Inc./Amgen G-CSF European License Agreement dated December 30, 1986. (20)

10.32	Amendment No. 2 dated March 15, 1988 to Kirin-Amgen, Inc./Amgen G-CSF European License Agreement dated December 30, 1986. (20)

10.33	Amendment No. 3 dated October 20, 1988 to Kirin-Amgen, Inc./Amgen G-CSF European License Agreement dated December 30, 1986. (20)

10.34	Amendment No. 4 dated December 29, 1989 to Kirin-Amgen, Inc./Amgen G-CSF European License Agreement dated December 30, 1986. (20)

10.35+	Company’s Amended and Restated 1987 Directors’ Stock Option Plan. (7)

10.36+	Amgen Inc. Amended and Restated 1993 Equity Incentive Plan (formerly known as the Immunex Corporation 1993 Stock Option Plan). (32)

10.37+	Amgen Inc. Executive Incentive Plan. (28)

10.38+	Promissory Note of Dr. Fabrizio Bonanni, dated August 7, 1999. (16)

10.39+	Promissory Note of Dr. Fabrizio Bonanni, dated October 29, 1999. (16)

10.40+*	2002 Special Severance Pay Plan for Amgen Employees.

10.41+	Agreement between Amgen Inc. and Mr. Gordon M. Binder, dated May 10, 2000. (17)

10.42	Amendment No. 6 dated May 11, 1984 to the Shareholders’ Agreement of Kirin-Amgen, Inc. dated May 11, 1984. (20)

10.43	Amendment No. 7 dated July 17, 1987 (effective April 1, 1987) to the Shareholders’ Agreement of Kirin-Amgen, Inc. dated May 11, 1984. (20)

10.44	Amendment No. 8 dated May 28, 1993 (effective November 13, 1990) to the Shareholders’ Agreement of Kirin-Amgen, Inc. dated May 11, 1984. (20)

10.45	Amendment No. 9 dated December 9, 1994 (effective June 14, 1994) to the Shareholders’ Agreement of Kirin-Amgen, Inc. dated May 11, 1984. (20)

10.46+	Agreement between Amgen Inc. and Mr. George J. Morrow, dated March 3, 2001. (21)

10.47+	Promissory Note of Mr. George J. Morrow, dated March 11, 2001. (21)

10.48+	Agreement between Amgen Inc. and Dr. Roger M. Perlmutter, M.D., Ph.D., dated March 5, 2001. (21)

10.49+	Agreement between Amgen Inc. and Mr. Brian McNamee, dated May 5, 2001. (22)

10.50+	Agreement between Amgen Inc. and Mr. Richard Nanula, dated May 15, 2001. (22)

10.51+	Promissory Note of Mr. Richard Nanula, dated June 27, 2001. (22)

10.52+	Promissory Note of Dr. Roger M. Perlmutter, dated June 29, 2001. (22)

10.53+	Second Amendment to the Amgen Retirement and Savings Plan as amended and restated effective October 23, 2000. (23)

10.54+	Second Amendment to the Amgen Inc. Change of Control Severance Plan. (23)

10.55+	First Amendment to the Amgen Supplemental Retirement Plan as amended and restated effective November 1, 1999. (23)

10.56+	Agreement between Amgen Inc. and Dr. George Morstyn, dated July 19, 2001. (23)

10.57+	Promissory Note of Mr. Brian McNamee, dated May 30, 2001. (23)

10.58+	Restricted Stock Purchase Agreement between Amgen Inc. and Mr. Richard Nanula, dated May 16, 2001. (23)

10.59+	Restricted Stock Purchase Agreement between Amgen Inc. and Dr. Roger M. Perlmutter, dated January 8, 2001. (23)

10.60+	Agreement between Amgen Inc. and Dr. Beth C. Seidenberg, dated December 21, 2001. (26)

10.61+	Amendment to Agreement between Amgen Inc. and Dr. Beth C. Seidenberg, dated December 21, 2001. (26)

10.62+	Second Amendment to the Amgen Supplemental Retirement Plan (As Amended and Restated Effective November 1, 1999), effective January 1, 2002. (26)

10.63+	Third Amendment to the Amgen Retirement and Savings Plan (as amended and restated effective October 23, 2000), effective February 1, 2002. (26)

10.64+	Amgen Inc. Executive Nonqualified Retirement Plan, effective January 1, 2001. (26)

10.65+	Nonqualified Deferred Compensation Plan, effective January 1, 2002. (26)

10.66	Shareholder voting agreement dated as of December 16, 2001 by and among Amgen Inc., Wyeth (formerly American Home Products Corporation), MDP Holdings, Inc., and Lederle Parenterals, Inc. (24)

10.67+	Agreement between Amgen Inc. and Dr. Joseph Miletich, dated March 22, 2002. (29)

10.68+	Restricted Stock Purchase Agreement between Amgen Inc. and Dr. Joseph Miletich, dated April 1, 2002. (29)

10.69
Amended and Restated Promotion Agreement by and between Immunex Corporation, Wyeth (formerly American Home Products Corporation) and Amgen Inc. dated December 16, 2001 (with certain confidential information deleted therefrom). (28)

10.70
Agreement Regarding Governance and Commercial Matters by and among Wyeth (formerly American Home Products Corporation), American Cyanamid Company and Amgen Inc. dated December 16, 2001 (with certain confidential information deleted therefrom). (28)

10.71+	Amgen Inc. Amended and Restated 1999 Equity Incentive Plan (formerly known as the Immunex Corporation 1999 Stock Option Plan). (32)

10.72+	Amgen Inc. Amended and Restated 1999 Stock Purchase Plan (formerly known as the Immunex Corporation 1999 Stock Purchase Plan). (32)

10.73+	Immunex Corporation Stock Option Plan for Nonemployee Directors, as amended. (32)

10.74+	Amgen Inc. Profit Sharing 401(k) Plan and Trust (formerly know as the Immunex Corporation Profit Sharing 401(k) Plan and Trust). (32)

10.75
Enbrel® Supply Agreement among Immunex Corporation, American Home Products Corporation and Boehringer Ingelheim Pharma KG, dated as of November 5, 1998 (with certain confidential information deleted therefrom). (33)

10.76
Amendment No. 1 to the Enbrel® Supply Agreement among Immunex Corporation, American Home Products Corporation and Boehringer Ingelheim Pharma KG, dated June 27, 2000 (with certain confidential information deleted therefrom). (34)

10.77*
Amendment No. 2 to the Enbrel® Supply Agreement among Immunex Corporation, American Home Products Corporation and Boehringer Ingelheim Pharma KG, dated June 3, 2002 (with certain confidential information deleted therefrom).

10.78*	Asset Purchase Agreement, dated May 2, 2002, by and between Immunex Corporation and Schering Aktiengesellschaft (with certain confidential information deleted therefrom).

10.79*	Amendment No. 1 to the Asset Purchase Agreement dated as of June 25, 2002, by and between Immunex Corporation and Schering Aktiengesellschaft.

10.80*	Amendment No. 2 to the Asset Purchase Agreement dated as of July 17, 2002, by and between Immunex Corporation and Schering Aktiengesellschaft.

10.81+*	Promissory Note of Ms. Beth Seidenberg, dated March 20, 2002.

10.82+*	Agreement between Amgen Inc. and Edward Fritzky, dated July 15, 2002.

10.83+*	Restricted Stock Purchase Agreement between Amgen Inc. and Edward Fritzky, dated July 15, 2002.

10.84+*	Stock Option Agreement between Amgen Inc. and Edward Fritzky, dated July 15, 2002.

10.85+*	Agreement between Amgen Inc. and Dr. Douglas Williams, dated July 15, 2002.

10.86+*	Promissory Note of Dr. Hassan Dayem, dated July 10, 2002.

*	Filed herewith.
+	Management contract or compensatory plan or arrangement.

(1)	Filed as an exhibit to Amendment No. 1 to Form S-1 Registration Statement (Registration No. 33-3069) on March 11, 1986 and incorporated herein by reference.
(2)	Filed as an exhibit to Form 8 amending the Quarterly Report on Form 10-Q for the quarter ended June 30, 1988 on August 25, 1988 and incorporated herein by reference.
(3)	Filed as an exhibit to Form S-3 Registration Statement dated December 19, 1991 and incorporated herein by reference.
(4)	Filed as an exhibit to the Form 8-A dated March 31, 1993 and incorporated herein by reference.
(5)	Filed as an exhibit to the Form 10-Q for the quarter ended September 30, 1996 on November 5, 1996 and incorporated herein by reference.
(6)	Filed as an exhibit to the Form 8-K Current Report dated March 14, 1997 on March 14, 1997 and incorporated herein by reference.
(7)	Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1996 on March 24, 1997 and incorporated herein by reference.
(8)	Filed as an exhibit to the Form 8-K Current Report dated April 8, 1997 on April 8, 1997 and incorporated herein by reference.
(9)	Filed as an exhibit to the Form 10-Q for the quarter ended March 31, 1997 on May 13, 1997 and incorporated herein by reference.
(10)	Filed as an exhibit to the Form 10-Q for the quarter ended June 30, 1997 on August 12, 1997 and incorporated herein by reference.
(11)	Filed as an exhibit to the Form 8-K Current Report dated and filed on December 5, 1997 and incorporated herein by reference.
(12)	Filed as an exhibit to the Form 10-Q for the quarter ended March 31, 1998 on May 13, 1998 and incorporated herein by reference.
(13)	Filed as an exhibit to the Form 10-Q for the quarter ended June 30, 1998 on August 14, 1998 and incorporated herein by reference.
(14)	Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1998 on March 16, 1999 and incorporated herein by reference.
(15)	Filed as an exhibit to the Form 10-Q for the quarter ended June 30, 1999 on August 3, 1999 and incorporated herein by reference.
(16)	Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1999 on March 7, 2000 and incorporated herein by reference.
(17)	Filed as an exhibit to the Form 10-Q for the quarter ended June 30, 2000 on August 1, 2000 and incorporated herein by reference.

(18)	Filed as an exhibit to the Form 10-Q for the quarter ended September 30, 2000 on November 14, 2000 and incorporated herein by reference.
(19)	Filed as an exhibit to the Form 8-K Current Report dated December 13, 2000 on December 18, 2000 and incorporated herein by reference.
(20)	Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2000 on March 7, 2001 and incorporated herein by reference.
(21)	Filed as an exhibit to the Form 10-Q for the quarter ended March 31, 2001 on May 14, 2001 and incorporated herein by reference.
(22)	Filed as an exhibit to the Form 10-Q for the quarter ended June 30, 2001 on July 27, 2001 and incorporated herein by reference.
(23)	Filed as an exhibit to the Form 10-Q for the quarter ended September 30, 2001 on October 26, 2001 and incorporated herein by reference.
(24)	Filed as an exhibit to the Form 8-K Current Report dated December 16, 2001 on December 17, 2001 and incorporated herein by reference.
(25)	Filed as an exhibit to the Form S-4 Registration Statement dated January 31, 2002 and incorporated herein by reference.
(26)	Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2001 on February 26, 2002 and incorporated herein by reference.
(27)	Filed as an exhibit to the Form 8-K Current Report dated February 21, 2002 on March 1, 2002 and incorporated herein by reference.
(28)	Filed as an exhibit to Amendment No. 1 to the Form S-4 Registration Statement dated March 22, 2002 and incorporated herein by reference.
(29)	Filed as an exhibit to the Form 10-Q for the quarter ended March 31, 2002 on April 29, 2002 and incorporated herein by reference.
(30)	Filed as an exhibit to the Post-Effective Amendment No. 1 to the Form S-4 Registration Statement dated July 15, 2002 and incorporated herein by reference.
(31)	Filed as an exhibit to Form 8-K Current Report of Immunex Corporation dated April 12, 2002 on May 7, 2002 and incorporated herein by reference.
(32)	Filed as an exhibit to the Form S-8 dated July 16, 2002 and incorporated herein by reference.
(33)	Filed as an exhibit to the Annual Report on Form 10-K of Immunex Corporation for the year ended December 31, 1998.
(34)	Filed as an exhibit to the Form 10-Q of Immunex Corporation for the quarter ended June 30, 2000.