Form 10-Q
period 2002-09-30
AMGEN INC
filed 2002-11-05
CIK 318154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-12477

AMGEN INC.
(Exact name of registrant as specified in its charter)

Delaware	95-3540776
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Amgen Center Drive, Thousand Oaks, California	91320-1799
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (805) 447-1000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

As of October 31, 2002, the registrant had 1,287,065,721 shares of Common Stock, $0.0001 par value, outstanding.

AMGEN INC.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

The information in this report for the three and nine months ended September 30, 2002 and 2001 is unaudited but includes all adjustments (consisting only of normal recurring accruals, unless otherwise indicated) which Amgen Inc. (“Amgen” or the “Company”) considers necessary for a fair presentation of the results of operations for those periods.

The condensed consolidated financial statements should be read in conjunction with the Company’s financial statements and the notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

Interim results are not necessarily indicative of results for future quarters or the full fiscal year.

AMGEN INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Revenues:
Product sales	$1,345.8	$879.6	$3,369.6	$2,536.9
Corporate partner revenues	62.8	60.6	148.2	182.0
Royalty income	90.7	62.9	239.1	172.5

Total revenues	1,499.3	1,003.1	3,756.9	2,891.4

Operating expenses:
Cost of sales	226.4	102.7	461.9	290.5
Research and development	312.6	216.9	749.6	632.4
Selling, general and administrative	394.9	221.8	961.2	644.5
Write off of acquired in-process research and development	2,991.8	—	2,991.8	—
Amortization of acquired intangible assets	70.6	—	70.6	—
(Earnings) loss of affiliates, net	(3.4)	5.5	(6.8)	1.9
Other items, net	(35.5)	—	(35.5)	—

Total operating expenses	3,957.4	546.9	5,192.8	1,569.3

Operating (loss) income	(2,458.1)	456.2	(1,435.9)	1,322.1

Other income (expense):
Interest and other income, net	23.7	44.4	112.9	133.2
Interest expense, net	(11.6)	(2.3)	(31.3)	(10.2)

Total other income	12.1	42.1	81.6	123.0

(Loss) income before income taxes	(2,446.0)	498.3	(1,354.3)	1,445.1
Provision for income taxes	155.6	168.4	494.0	488.4

Net (loss) income	$(2,601.6)	$329.9	$(1,848.3)	$956.7

(Loss) earnings per share:
Basic	$(2.10)	$0.31	$(1.67)	$0.92
Diluted	$(2.10)	$0.30	$(1.67)	$0.88
Shares used in calculation of (loss) earnings per share:
Basic	1,241.7	1,048.3	1,105.5	1,044.9
Diluted	1,241.7	1,084.6	1,105.5	1,085.4

See accompanying notes.

AMGEN INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share data)
(Unaudited)

	September 30, 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$1,158.7	$689.1
Marketable securities	2,883.5	1,973.1
Trade receivables, net	622.2	497.2
Inventories	526.5	355.6
Other current assets	633.5	343.6

Total current assets	5,824.4	3,858.6
Property, plant, and equipment, net	2,666.2	1,946.1
Intangible assets, net	4,904.6	34.1
Goodwill	9,817.2	97.2
Other assets	528.7	507.1

	$23,741.1	$6,443.1

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$197.7	$136.7
Commercial paper	100.0	99.9
Accrued liabilities	1,150.3	766.3
Current portion of long-term debt	23.0	—

Total current liabilities	1,471.0	1,002.9
Deferred tax liabilities	1,565.6	—
Long-term debt	3,039.7	223.0

Stockholders’ equity:
Preferred stock; $0.0001 par value; 5.0 shares authorized; none issued or outstanding	—	—
Common stock and additional paid-in capital; $0.0001 par value; 2,750.0 shares authorized; outstanding—1,282.3 shares in 2002 and 1,045.8 shares in 2001	19,098.5	3,474.1
(Accumulated deficit)/retained earnings	(1,467.5)	1,686.8
Accumulated other comprehensive income	33.8	56.3

Total stockholders’ equity	17,664.8	5,217.2

	$23,741.1	$6,443.1

See accompanying notes.

AMGEN INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine months ended September 30,
	2002	2001
Cash flows from operating activities:
Net (loss) income	$(1,848.3)	$956.7
Write-off of acquired in-process research and development	2,991.8	—
Depreciation and amortization	283.1	189.7
Tax benefits related to employee stock options	181.6	166.5
Net gain on investments	(4.1)	(12.4)
Other	22.2	7.1
Cash provided by (used in) changes in operating assets and liabilities, net of the acquisition:
Trade receivables, net	8.3	(92.3)
Inventories	(78.1)	(114.3)
Other current assets	(30.0)	(6.4)
Accounts payable	(54.0)	(72.9)
Accrued liabilities	(43.8)	(67.0)

Net cash provided by operating activities	1,428.7	954.7

Cash flows from investing activities:
Purchases of property, plant, and equipment	(401.9)	(310.5)
Proceeds from maturities of marketable securities	569.0	193.1
Proceeds from sales of marketable securities	1,142.9	208.6
Purchases of marketable securities	(2,352.9)	(701.2)
Cash paid for Immunex, net of cash acquired	(1,899.0)	—
Proceeds from the sale of the Leukine® business	389.9	—
Purchase of certain rights from Roche	(122.5)	—
Other	(3.1)	27.4

Net cash used in investing activities	(2,677.6)	(582.6)

Cash flows from financing activities:
Net proceeds from issuance of common stock upon the exercise of employee stock options and in connection with an employee stock purchase plan	254.0	181.1
Issuance of zero-coupon convertible notes, net of issuance costs	2,764.7	—
Repurchases of common stock	(1,306.0)	(487.6)
Other	5.8	(8.1)

Net cash provided by (used in) financing activities	1,718.5	(314.6)

Increase in cash and cash equivalents	469.6	57.5
Cash and cash equivalents at beginning of period	689.1	226.5

Cash and cash equivalents at end of period	$1,158.7	$284.0

See accompanying notes.

AMGEN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2002

1.    Summary of significant accounting policies

Business

Amgen Inc. (“Amgen” or the “Company”) is a global biotechnology company that discovers, develops, manufactures, and markets human therapeutics based on advances in cellular and molecular biology.

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries as well as affiliated companies in which the Company has a controlling financial interest and exercises control over their operations (“majority controlled affiliates”). All material intercompany transactions and balances have been eliminated in consolidation. Investments in affiliated companies which are 50% or less owned and where the Company exercises significant influence over operations are accounted for using the equity method. All other equity investments are accounted for under the cost method. The caption “(Earnings) loss of affiliates, net” includes Amgen’s equity in the operating results of affiliated companies and the minority interest others hold in the operating results of Amgen’s majority controlled affiliates (see Note 5, “Acquisition of Certain Rights from Roche”). On July 15, 2002, the Company completed its acquisition of Immunex Corporation (“Immunex”) (see Note 6, “Acquisition of Immunex Corporation”). In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”, Amgen has included in its results of operations for the three and nine months ended September 30, 2002, the results of operations of Immunex from July 16, 2002.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined in a manner which approximates the first-in, first-out (FIFO) method. Inventories consist of raw materials, work in process, and finished goods for: 1) currently marketed products; 2) product candidates awaiting regulatory approval which the Company expects to commercialize; and 3) products manufactured at plants awaiting regulatory approval. The inventory balance of product candidates awaiting regulatory approval totaled $8.8 million as of December 31, 2001, which subsequently received approval. As of September 30, 2002, the inventory balance of product manufactured at a plant awaiting regulatory approval was $32.4 million. Inventories are shown net of applicable reserves and allowances. Inventories consisted of the following (in millions):

AMGEN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	September 30, 2002	December 31, 2001
Raw materials	$72.2	$21.9
Work in process	306.4	266.7
Finished goods	147.9	67.0

	$526.5	$355.6

Intangible assets and goodwill

Intangible assets are recorded at cost, less accumulated amortization. Amortization of intangible assets is provided over their estimated useful lives ranging from 3 to 15 years on a straight-line basis. Goodwill is recorded net of accumulated amortization through December 31, 2001. In accordance with SFAS No. 142 “Goodwill and Intangible Assets”, goodwill is no longer amortized, but is subject to periodic impairment tests. As of September 30, 2002, intangible asset and goodwill balances, net of accumulated amortization were as follows (in millions):

Intangible assets subject to amortization	Weighted average amortization period	Historical cost	Accumulated amortization	Net
Acquired product technology rights:
Developed product technology	14.5 years	$3,279.9	$49.2	$3,230.7
Core technology	15 years	1,348.3	18.7	1,329.6
Tradename	15 years	190.4	2.7	187.7

		4,818.6	70.6	4,748.0
Other intangible assets	15 years	164.5	7.9	156.6

Total		$4,983.1	$78.5	$4,904.6

Intangible assets not subject to amortization
Goodwill		$9,824.6	$7.4	$9,817.2

Acquired product technology rights relate to the identifiable intangible assets acquired in connection with the acquisition of Immunex. Amortization of acquired product technology rights is included in “Amortization of acquired intangible assets” in the accompanying condensed consolidated statements of operations. Other intangible assets primarily consist of rights related to the commercialization of certain products (see Note 5, “Acquisition of Certain Rights from Roche”). Amortization of other intangible assets is principally included in “Selling, general and administrative” expense in the accompanying condensed consolidated statements of operations.

Product sales

Product sales primarily consist of sales of EPOGEN® (Epoetin alfa), Aranesp® (darbepoetin alfa), NEUPOGEN® (Filgrastim), Neulasta™ (pegfilgrastim), and, commencing July 16, 2002, ENBREL® (etanercept).

The Company has the exclusive right to sell Epoetin alfa for dialysis, certain diagnostics and all non-human, non-research uses in the United States. The Company sells Epoetin alfa under the brand name EPOGEN®. Amgen has granted to Ortho Pharmaceutical Corporation (which has

AMGEN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

assigned its rights under the product license agreement to Ortho Biotech Products, L.P.), a subsidiary of Johnson & Johnson (“Johnson & Johnson”), a license relating to Epoetin alfa for sales in the United States for all human uses except dialysis and diagnostics. The license agreement, which is perpetual, can be terminated upon mutual agreement of the parties, or default. Pursuant to this license, the Company and Johnson & Johnson are required to compensate each other for Epoetin alfa sales that either party makes into the other party’s exclusive market, sometimes referred to as “spillover”. Accordingly, Amgen does not recognize product sales it makes into the exclusive market of Johnson & Johnson and does recognize the product sales made by Johnson & Johnson into Amgen’s exclusive market. Sales in Amgen’s exclusive market are derived from the Company’s sales to its customers, as adjusted for spillover. The Company is employing an arbitrated audit methodology to measure each party’s spillover based on estimates of and subsequent adjustments thereto of third-party data on shipments to end users and their usage.

Sales of the Company’s other products are recognized when shipped and title has passed. Product sales are recorded net of reserves for estimated discounts, incentives, and rebates.

Corporate partner revenues

Corporate partner revenues are primarily comprised of amounts earned from Kirin-Amgen, Inc. (“Kirin-Amgen”) for certain research and development (“R&D”) activities and are generally earned as the R&D activities are performed and the amounts become due. In addition, corporate partner revenues include license fees and milestone payments associated with collaborations with third parties. Revenue from non-refundable, upfront license fees where the Company has continuing involvement is recognized ratably over the development or agreement period. Revenue associated with performance milestones is recognized based upon the achievement of the milestones, as defined in the respective agreements. The Company’s collaboration agreements with third parties are performed on a “best efforts” basis with no guarantee of either technological or commercial success.

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

Research and development costs

Research and development expenses are comprised of the following types of costs incurred in performing R&D activities: salaries and benefits, allocated overhead and occupancy costs, clinical trial and related clinical manufacturing costs, contract services, other outside costs, and acquired in-process research and development (“IPR&D”). Research and development expenses also include such costs related to activities performed on behalf of corporate partners. Research and development costs are expensed as incurred.

AMGEN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Acquired in-process research and development

Costs to acquire IPR&D projects and technologies which have no alternative future use and which have not reached technological feasibility at the date of acquisition are expensed as incurred (see Note 6, “Acquisition of Immunex Corporation”). Acquired IPR&D is considered as part of total R&D expense.

Derivative instruments

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended, requires companies to recognize all of its derivative instruments as either assets or liabilities in the balance sheet at fair value. The accounting for changes in the fair value (i.e., unrealized gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. Derivatives that are not hedges must be adjusted to fair value through current earnings.

To protect against possible changes in values of certain anticipated foreign currency cash flows, primarily resulting from sales outside the U.S., the Company enters into foreign currency forward contracts which qualify and are designated as cash flow hedges. These foreign currency forward contracts cover anticipated foreign currency cash flows for up to the succeeding twelve months. No portions of these foreign currency forward contracts are excluded from the assessment of hedge effectiveness, and there are no ineffective portions of these hedging instruments. The gains and losses on these forward contracts are reported as a component of other comprehensive income and reclassified into interest and other income, net in the same periods during which the hedged transactions affect earnings. At September 30, 2002, amounts in accumulated other comprehensive income related to cash flow hedges were not material.

To protect against possible reductions in value of certain of its available-for-sale marketable equity securities, the Company entered into equity forward contracts during 2001 which qualify and are designated as fair value hedges. The gains and losses on these forward contracts as well as the offsetting losses and gains on the hedged equity securities are recognized in interest and other income, net in the current period. During the three and nine months ended September 30, 2002, gains and losses on the portions of these forwards excluded from the assessment of hedge effectiveness and the ineffective portions of these hedging instruments were not material. In addition, to protect against possible reductions in value of certain available-for-sale fixed income investments, the Company entered into interest rate swap agreements during 2001 which qualify and are designated as fair value hedges. The terms of the interest rate swap agreements correspond to the related hedged investments. As a result, there is no hedge ineffectiveness. During the three and nine months ended September 30, 2002, gains and losses on these interest rate swap agreements were fully offset by the losses and gains on the hedged investments.

The Company has additional foreign currency forward contracts to reduce exposures to foreign currency fluctuations of certain assets and liabilities denominated in foreign currencies. However, these contracts have not been designated as hedges under SFAS No. 133. Accordingly, gains and losses on these foreign currency forward contracts are recognized in interest and other income, net in the current period. During the three and nine months ended September 30, 2002, gains and losses on these foreign currency forward contracts were not material.

AMGEN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Employee stock option and stock purchase plans

The Company’s employee stock option and stock purchase plans are accounted for under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”.

Earnings per share

Basic earnings per share is based upon the weighted-average number of common shares outstanding. Diluted earnings per share is based upon the weighted-average number of common shares and dilutive potential common shares outstanding. Potential common shares are: 1) outstanding options under the Company’s employee stock option plans including stock option plans assumed from Immunex, 2) potential issuances of stock under the employee stock purchase plans including employee stock purchase plans assumed from Immunex, 3) restricted stock (collectively “Dilutive Securities” which are included under the treasury stock method when dilutive), and 4) common shares to be issued under the assumed conversion of outstanding 30-year, zero-coupon senior convertible notes which are included under the if-converted method when dilutive (see Note 4, “Convertible Notes”). Diluted earnings per share for the three and nine months ended September 30, 2002 excludes the impact of potential common shares outstanding as the impact of those shares is anti-dilutive.

The following table sets forth the computation for basic and diluted (loss) earnings per share (in millions, except per share information):

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
(Loss) income (Numerator):
Net (loss) income for basic and diluted EPS	$(2,601.6)	$329.9	$(1,848.3)	$956.7

Shares (Denominator):
Weighted-average shares for basic EPS	1,241.7	1,048.3	1,105.5	1,044.9
Effect of Dilutive Securities	—	36.3	—	40.5

Adjusted weighted-average shares for diluted EPS	1,241.7	1,084.6	1,105.5	1,085.4

Basic (loss) earnings per share	$(2.10)	$0.31	$(1.67)	$0.92
Diluted (loss) earnings per share	$(2.10)	$0.30	$(1.67)	$0.88

Recent accounting pronouncements

The Company adopted SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets” on January 1, 2002, and the adoption of these standards has not had a material effect on the Company’s financial statements. Under the new rules, goodwill is no longer

AMGEN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

amortized, but will be subject to periodic impairment tests in accordance with the statements. Other intangible assets will continue to be amortized over their estimated useful lives.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates.

Basis of presentation

The financial information for the three and nine months ended September 30, 2002 and 2001 is unaudited but includes all adjustments (consisting only of normal recurring accruals, unless otherwise indicated) which the Company considers necessary for a fair presentation of the results of operations for these periods. Interim results are not necessarily indicative of results for the full fiscal year.

Reclassification

Certain prior year amounts have been reclassified to conform to the current year presentation.

2.    Stockholders’ equity

The Company has a stock repurchase program primarily to reduce the dilutive effect of its employee stock option and stock purchase plans. Stock repurchased under the program is intended to be retired. During the three months ended September 30, 2002, the Company did not repurchase any shares of its common stock. During the nine months ended September 30, 2002, the Company repurchased 25.5 million shares of its common stock at a total cost of $1,306.0 million under its common stock repurchase program, including 11.3 million shares of common stock repurchased simultaneously with the issuance of 30-year, zero-coupon senior convertible notes at a total cost of $650 million (see Note 4, “Convertible Notes”). In June 2002, the Board of Directors authorized the Company to repurchase up to an additional $2.0 billion of common stock through June 30, 2004. At the time of the additional authorization, the Company had approximately $257.1 million remaining under the previous authorized stock repurchase program. The amount the Company spends on and the number of shares repurchased each quarter varies based on a variety of factors, including the stock price and blackout periods in which the Company is restricted from repurchasing shares. As of September 30, 2002, $1,956.5 million was available for stock repurchases through June 30, 2004.

3.    Other comprehensive income/loss

SFAS No. 130, “Reporting Comprehensive Income”, requires unrealized gains and losses on the Company’s available-for-sale securities and foreign currency forward contracts which qualify and are designated as cash flow hedges, and foreign currency translation adjustments to be included in other comprehensive income. During the three and nine months ended September 30, 2002, total

AMGEN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

comprehensive loss was $2,592.3 million and $1,870.8 million, respectively. During the three and nine months ended September 30, 2001, total comprehensive income was $307.5 million and $930.4 million, respectively.

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

Holders of the Convertible Notes may convert each of their notes into 8.8601 shares of common stock of the Company (the “conversion rate”) at any time on or before the maturity date, or approximately 35.0 million shares in the aggregate. The conversion price per share at issuance was $80.61. The conversion price per share as of any day will equal the original issuance price plus the accrued original issue discount to that day, divided by the conversion rate, or $81.14 per share as of September 30, 2002. The holders of the Convertible Notes may require the Company to purchase all or a portion of their notes on March 1, 2005, March 1, 2007, March 1, 2012, and March 1, 2017 at a price equal to the original issuance price plus the accrued original issue discount to the purchase dates. The Company may choose to pay the purchase price in cash and/or shares of common stock.

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

5.    Acquisition of Certain Rights from Roche

In May 2002, the Company acquired certain rights related to the commercialization of NEUPOGEN® and GRANULOKINE® (Filgrastim) and pegfilgrastim in the European Union (“EU”), Switzerland, and Norway from F. Hoffman-La Roche Ltd (“Roche”). Amgen agreed to pay $137.5 million for such rights. Upon execution of the purchase agreement, Amgen paid Roche $122.5 million. An additional $15 million is payable to Roche upon the achievement of certain performance

AMGEN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

targets. The purchase price of the rights was capitalized and will be amortized on a straight-line basis over the useful life of the rights acquired, estimated to be 15 years. Prior to this acquisition, NEUPOGEN® and GRANULOKINE® were commercialized in the EU under a co-promotion agreement between Amgen and Roche. Roche will continue as the licensee for Filgrastim and pegfilgrastim in certain countries outside the U.S. and the EU.

6.    Acquisition of Immunex Corporation

On July 15, 2002, the Company acquired all of the outstanding common stock of Immunex in a transaction accounted for as a business combination. Immunex was a leading biotechnology company dedicated to developing immune system science to protect human health. The acquisition of Immunex is expected to further advance Amgen’s role as a global biotechnology leader with the benefits of accelerated growth and increased size, product base, product pipeline, and employees. The acquisition is also intended to enhance Amgen’s strategic position within the biotechnology industry by strengthening and diversifying its (1) product base and product pipeline in key therapeutic areas, and (2) discovery research capabilities in proteins and antibodies. The results of Immunex’s operations have been included in the condensed consolidated financial statements commencing July 16, 2002.

Each share of Immunex common stock outstanding at July 15, 2002 was converted into 0.44 of a share of Amgen common stock and $4.50 in cash. As a result, Amgen issued approximately 244.6 million shares of common stock and paid approximately $2.5 billion in cash to former Immunex shareholders. Amgen also paid Wyeth $25 million at the closing of the merger for the termination of certain Immunex product rights in favor of Wyeth, as specified in the agreement regarding governance and commercial matters. In addition, each employee stock option to purchase Immunex common stock outstanding at July 15, 2002 was assumed by Amgen and converted into an option to purchase Amgen common stock based on the terms specified in the merger agreement. As a result, approximately 22.4 million options to purchase Amgen common stock were assumed, on a converted basis. The acquisition is expected to qualify as a tax-free reorganization within the meaning of Section 368(a) of the Internal Revenue Code.

The purchase price of the acquisition was (in millions):

Fair value of Amgen shares issued	$14,313.0
Cash consideration (including payment to Wyeth)	2,526.2
Fair value of Amgen options issued	870.2
Transaction costs	62.4

Total	$17,771.8

The value of the Amgen shares used in determining the purchase price was $58.525 per share based on the average of the closing prices of Amgen common stock for a range of four trading days, two days prior to and two days subsequent to the announcement of the merger. The fair values of stock options issued were also determined based on the $58.525 stock price using the Black-Scholes

AMGEN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

method assuming an expected weighted average life of 1.5 years, weighted average risk-free rate of 2.1%, volatility of 50%, and no expected dividends.

Purchase price allocation

The purchase price was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The excess of the purchase price over the fair values of assets and liabilities acquired amounted to $9,720.0 million and was allocated to goodwill. The Company expects that substantially all of the amount allocated to goodwill will not be deductible for tax purposes.

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed as of the acquisition date (in millions):

Current assets, principally cash and marketable securities	$1,618.4
Deferred tax assets	191.3
Property, plant, and equipment	571.3
In-process research and development	2,991.8
Identifiable intangible assets, principally developed product technology and core technology	4,818.6
Goodwill	9,720.0
Other assets	28.0
Current liabilities	(583.7)
Deferred tax liabilities	(1,583.9)

Net assets	$17,771.8

The allocation of the purchase price is preliminary and was based, in part, on a preliminary third-party valuation for the fair values of in-process research and development, identifiable intangible assets, and certain property, plant, and equipment. The purchase price allocation will remain preliminary until Amgen completes its evaluation of restructuring plans to be undertaken following the consummation of the merger, as discussed below, and obtains a final independent third-party valuation of the above mentioned assets. The final determination of the purchase price allocation is expected to be completed as soon as practicable after the consummation of the acquisition.

In-process research and development

Approximately $2,991.8 million of the purchase price represents the estimated fair value of projects that, as of the acquisition date, had not reached technological feasibility and had no alternative future use. Accordingly, this amount was immediately expensed in the condensed consolidated statement of operations for the three and nine months ended September 30, 2002. The estimated fair values assigned to IPR&D is comprised of the following projects by therapeutic area (in millions):

AMGEN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Value of IPR&D acquired
Inflammation	$2,160.1
Oncology	726.3
Other	105.4

Total	$2,991.8

The estimated fair value of these projects was determined based on the use of a discounted cash flow model. For each project, the estimated after-tax cash flows were probability weighted to take into account the stage of completion and the risks surrounding the successful development and commercialization. These cash flows were then discounted to a present value using discount rates ranging from 12% to 14%. In addition, solely for the purposes of estimating the fair values of these IPR&D projects as of July 15, 2002, the following assumptions were made:

•
Future R&D costs of $500 million to $600 million per therapeutic area would be incurred to complete the inflammation and the oncology research projects. Future R&D costs of $200 million to $250 million would be incurred to complete all other research projects. These estimates are net of any R&D costs that will be shared under collaborations with corporate partners.

•
The research projects, which were in various stages of development from pre-clinical through phase III clinical trials, are expected to reach completion at various dates ranging from 2003 through 2009.

The major risks and uncertainties associated with the timely and successful completion of these projects consist of the ability to confirm the safety and efficacy of the technology based on the data from clinical trials and obtaining necessary regulatory approvals. In addition, no assurance can be given that the underlying assumptions used to forecast the cash flows or the timely and successful completion of such projects will materialize, as estimated. For these reasons, among others, actual results may vary significantly from the estimated results.

Identifiable intangible assets

Acquired identifiable intangible assets primarily include product rights for approved indications of currently marketed products and core technology, both of which principally relate to ENBREL®. The amounts assigned to each intangible asset class as of the acquisition date and the weighted average amortization periods are as follows (amounts in millions):

AMGEN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Value of intangibles acquired	Weighted average amortization period
Developed product technology	$3,279.9	14.5 years
Core technology	1,348.3	15 years
Tradename	190.4	15 years

Total	$4,818.6

Leukine®

In May 2002, Immunex entered into an agreement to sell certain assets used in connection with its Leukine® business to Schering AG Germany (“Schering”) for approximately $389.9 million in cash plus the payment of additional cash consideration upon achievement of certain milestones. The sale of the Leukine® business was pursued in connection with Amgen’s acquisition of Immunex and was completed on July 17, 2002.

Pro forma results of operations

The following unaudited pro forma information presents a summary of the Company’s consolidated results of operations as if the Immunex acquisition had taken place at the beginning of each period presented (in millions, except per share information):

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Product sales	$1,386.9	$1,122.4	$3,917.6	$3,222.8
Total revenues	1,540.3	1,256.0	4,312.1	3,600.5
Net income	368.8	273.3	1,010.9	817.5
Pro forma earnings per share:
Basic	$0.29	$0.21	$0.79	$0.63
Diluted	$0.28	$0.20	$0.76	$0.61

The pro forma net income and earnings per share for each period above exclude the acquired IPR&D charge. In addition, the pro forma results of operations for the three and nine months ended September 30, 2002 include a non-recurring benefit of $35.5 million (see Note 7, “Other items, net”). The pro forma information is not necessarily indicative of results that would have occurred had the acquisition been in effect for the periods presented or indicative of results that may be achieved in the future.

The impact of the Leukine® sale noted above is reflected in the Company’s purchase price allocation as of July 15, 2002. However, for antitrust reasons, information regarding the results of operations attributable to Leukine® is not reviewable by Amgen, and therefore, has not been

AMGEN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

excluded from the pro forma results of operations presented above. Leukine® sales for the three and nine months ended September 30, 2001 were $25.2 million and $75.8 million, respectively. Sales for Leukine® for the three months ended September 30, 2002 were not material. Sales for the nine months ended September 30, 2002 were approximately $60 million.

Restructuring plans

In connection with the recently completed acquisition of Immunex, the Company has initiated an integration plan to consolidate and restructure certain functions and operations of the pre-acquisition Immunex primarily consisting of termination and relocation of certain Immunex personnel, termination of certain duplicative and non-strategic Immunex R&D programs, and consolidation of certain Immunex manufacturing and administrative leased facilities. Upon close of the acquisition, the Company provided approximately $48.7 million of such restructuring costs in connection with employee terminations and relocations, of which approximately $19.3 million was unpaid as of September 30, 2002. These costs have been recognized as a liability assumed in the purchase business combination in accordance with EITF Issue No. 95-3 “Recognition of Liabilities in Connection with Purchase Business Combinations” and reflected as an increase to goodwill. The Company is still in the process of evaluating and finalizing plans regarding various other aspects of these plans. As a result, no amounts have been recorded for these restructuring plans.

7.    Other items, net

In the fourth quarter of 2001, the Company recorded a charge of $203.1 million primarily related to the costs of terminating collaboration agreements with various third parties, including PRAECIS PHARMACEUTICALS INCORPORATED (“Praecis”) and certain academic institutions. These agreements were terminated primarily because the related collaboration activities and/or the underlying technology no longer met the Company’s long-term research and development objectives. Of this amount, $100.7 million related to amounts to be paid to third parties in connection with the termination of these agreements. As of September 30, 2002, approximately $20.5 million of this amount remains to be paid under the various terminated agreements.

During the three months ended September 30, 2002, the Company recorded a one-time, non-recurring benefit of $35.5 million related to the recovery of certain expenses accrued in the fourth quarter of 2001 related to terminating collaboration agreements with various third parties. The benefit principally related to the settlement of the Praecis collaboration agreement.

8.    Income taxes

The tax rate for the three and nine months ended September 30, 2002 is different from the statutory rate primarily as a result of the write-off of acquired IPR&D which is not deductible for income tax purposes.

AMGEN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.    Agreements with Wyeth

As part of its acquisition of Immunex, the Company entered into a co-promotion agreement and co-development agreement with Wyeth. Under the terms of these agreements, Amgen and Wyeth market and sell ENBREL® in the U.S. and Canada and develop certain future indications of ENBREL® for use in these geographic territories. In return for such efforts, Wyeth is paid a share of the resulting profits on sales of ENBREL®, after deducting the applicable costs of sales, including royalties paid to third parties, and expenses associated with R&D and sales and marketing.

10.    Subsequent event

In October 2002, the Company announced that the arbitrator found that Johnson & Johnson had breached its license agreement for Procrit. As a result, the Company was awarded $150 million. The Company will record the award in the three month period ending December 31, 2002. Based on the arbitrator’s ruling, the Company intends to apply to the arbitrator for reimbursement of its fees and costs, as the successful party in the arbitration. At the same time, Johnson & Johnson has indicated in press releases that they will also seek reimbursement of their fees and costs, as the successful party in the arbitration.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Acquisition of Immunex Corporation

On July 15, 2002, the Company acquired all of the outstanding common stock of Immunex Corporation (“Immunex”) in a transaction accounted for as a business combination. Immunex was a leading biotechnology company dedicated to developing immune system science to protect human health. The acquisition of Immunex is expected to further advance Amgen’s role as a global biotechnology leader with the benefits of accelerated growth and increased size, product base, product pipeline, and employees. The acquisition is also intended to enhance Amgen’s strategic position within the biotechnology industry by strengthening and diversifying its (1) product base and product pipeline in key therapeutic areas, and (2) discovery research capabilities in proteins and antibodies.

Each share of Immunex common stock outstanding at July 15, 2002 was converted into 0.44 of a share of Amgen common stock and $4.50 in cash. As a result, Amgen issued approximately 244.6 million shares of common stock and paid approximately $2.5 billion in cash to former Immunex shareholders. Amgen also paid Wyeth $25 million at the closing of the merger for the termination of certain Immunex product rights in favor of Wyeth, as specified in the agreement regarding governance and commercial matters. In addition, each employee stock option to purchase Immunex common stock outstanding at July 15, 2002 was assumed by Amgen and converted into an option to purchase Amgen common stock based on the terms specified in the merger agreement. As a result, approximately 22.4 million options to purchase Amgen common stock were assumed, on a converted basis. The acquisition is expected to qualify as a tax-free reorganization within the meaning of Section 368(a) of the Internal Revenue Code.

Unless otherwise indicated, the discussions in this report of the results of operations for the three and nine months ended September 30, 2002 and financial condition at September 30, 2002 include the results of operations of Immunex commencing from July 16, 2002. Comparisons are made to the results of operations for the three and nine months ended September 30, 2001, and financial condition as of December 31, 2001, which include only the historical results of Amgen.

Liquidity and Capital Resources

The Company had cash, cash equivalents, and marketable securities of $4,042.2 million at September 30, 2002, compared with $2,662.2 million at December 31, 2001. Cash provided by operating activities has been and is expected to continue to be the Company’s primary recurring source of funds. During the nine months ended September 30, 2002, operations provided $1,428.7 million of cash compared with $954.7 million for the same period last year. The increase in cash provided by operating activities for the nine months ended September 30, 2002 resulted primarily from higher earnings, excluding the one-time, non-cash write-off of in-process research and development (“IPR&D”) and depreciation and amortization, and favorable changes to trade receivables and inventories.

As a result of the closing of the Immunex acquisition, the Company paid the cash portion of the merger consideration of approximately $2.5 billion. Additional impacts to liquidity related to the Immunex acquisition included:

•	cash and investments acquired from Immunex of approximately $940 million; and

•	proceeds from the sale of the Leukine® business to Schering AG Germany (“Schering”) of approximately $390 million;

Capital expenditures totaled $401.9 million for the nine months ended September 30, 2002, compared with $310.5 million for the same period a year ago. The increase in capital expenditures for the nine months ended September 30, 2002 resulted primarily from incremental capital expenditures related to the Helix and Rhode Island projects acquired from Immunex.

In the fourth quarter of 2001, the Company recorded a charge of $203.1 million primarily related to the costs of terminating collaboration agreements with various third parties, including PRAECIS PHARMACEUTICALS INCORPORATED (“Praecis”) and certain academic institutions. Of this amount, $100.7 million related to amounts to be paid to third parties in connection with the termination of these agreements. As of September 30, 2002, approximately $20.5 million of this amount remains to be paid under the various terminated agreements (see Note 7, “Other items, net”).

The Company receives cash from the exercise of employee stock options and proceeds from the sale of stock by Amgen pursuant to the employee stock purchase plan. During the nine months ended September 30, 2002, employee stock option exercises and proceeds from the sale of stock by Amgen pursuant to the employee stock purchase plan provided $254.0 million of cash compared with $181.1 million for the same period last year. Proceeds from the exercise of employee stock options will vary from period to period based upon, among other factors, fluctuations in the market value of the Company’s stock relative to the exercise price of such options.

The Company has a stock repurchase program primarily to reduce the dilutive effect of its employee stock option and stock purchase plans. During the three months ended September 30, 2002, the Company did not repurchase any shares of its common stock. During the nine months ended September 30, 2002, the Company purchased 25.5 million shares of its common stock at a total cost of $1,306.0 million compared with 8.4 million shares purchased at a cost of $487.6 million during the same period last year. Stock repurchased during the nine months ended September 30, 2002 includes 11.3 million shares of common stock repurchased simultaneously with the issuance of the 30-year, zero-coupon senior convertible notes (the “Convertible Notes”, discussed below) at a total cost of $650 million. In June 2002, the Board of Directors authorized the Company to repurchase up to an additional $2.0 billion of common stock through June 30, 2004. At the time of the additional authorization, the Company had approximately $257.1 million remaining under the previous authorized stock repurchase program. The amount the Company spends on and the number of shares repurchased each quarter varies based on a variety of factors, including the stock price and blackout periods in which the Company is restricted from repurchasing shares. As of September 30, 2002, $1,956.5 million was available for stock repurchases through June 30, 2004.

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

To provide for financial flexibility and increased liquidity, the Company has established several other sources of debt financing. As of September 30, 2002, the Company had $200 million of unsecured long-term debt securities outstanding. These unsecured long-term debt securities consisted of: 1) $100 million of debt securities that bear interest at a fixed rate of 6.5% and mature in 2007 under a $500 million debt shelf registration (the “Shelf”); and 2) $100 million of debt securities that bear interest at a fixed rate of 8.1% and mature in 2097. In addition, the Company has $23 million of debt securities that bear interest at a fixed rate of 6.2% and mature in 2003, which are classified as current liabilities. The Company’s outstanding long-term debt is rated A2 by Moody’s and A+ by Standard & Poor’s. Under the Shelf, all of the remaining $400 million of debt securities available for issuance may be offered under the Company’s medium-term note program with terms to be determined by market conditions.

The Company’s sources of debt financing also include a commercial paper program which provides for unsecured short-term borrowings up to an aggregate face amount of $200 million. As of September 30, 2002, commercial paper with a face amount of $100 million was outstanding. These borrowings had maturities of less than one month and had effective interest rates averaging 1.8%. In addition, the Company has an unsecured $150 million committed credit facility with five participating banking institutions that expires on May 28, 2003. This credit facility supports the Company’s commercial paper program. As of September 30, 2002, no amounts were outstanding under this line of credit.

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

Results of Operations

Product sales

Product sales primarily consist of sales of EPOGEN® (Epoetin alfa), Aranesp® (darbepoetin alfa), NEUPOGEN® (Filgrastim), Neulasta™ (pegfilgrastim), and, commencing July 16, 2002, ENBREL® (etanercept). For the three and nine months ended September 30, 2002, product sales were $1,345.8 million and $3,369.6 million, respectively. These amounts represent increases of $466.2 and $832.7 million, or 53% and 33%, respectively, over the same periods last year. Product sales for the three and nine months ended September 30, 2002, excluding sales from products acquired from Immunex, were $1,169.0 million and $3,192.8 million, respectively. These amounts represent increases of $289.4 million and 655.9 million, or 33% and 26%, respectively, over the same periods last year. Quarterly product sales are influenced by a number of factors, including demand, wholesaler inventory management practices, foreign exchange effects, new product launches, and acquisitions.

EPOGEN®/Aranesp®

In 2001, the Company received approval to market Aranesp® in the U.S., most countries in the European Union (“EU”), Australia, and New Zealand for the treatment of anemia associated with chronic renal failure, including patients on dialysis and patients not on dialysis. As a result of the timing of these launches, including the U.S. launch in September 2001, Aranesp® sales during the three and nine months ended September 30, 2001 were not material. In July 2002, the Company received FDA approval to market Aranesp® for the treatment of chemotherapy-induced anemia in patients with non-myeloid malignancies. In August 2002, the European Commission approved Aranesp® for the treatment of anemia in adult cancer patients with solid tumors receiving chemotherapy. Aranesp® was launched in several countries in the EU for this indication.

Combined EPOGEN® and Aranesp® sales were $672.1 million and $1,849.5 million for the three and nine months ended September 30, 2002, respectively. These amounts represent increases of $152.3 million and $308.2 million, or 29% and 20%, respectively, over the same periods last year.

EPOGEN® sales for the three months ended September 30, 2002 were $558.4 million, an increase of 8% over EPOGEN® sales in the same period last year. The Company believes that EPOGEN® sales growth for the three months ended September 30, 2002 was principally driven by demand and wholesaler inventory changes each in the low-single digits. EPOGEN® demand growth for the three months ended September 30, 2002 was driven primarily by a price increase. EPOGEN® sales for the nine months ended September 30, 2002 were $1,640.9 million, an increase of 7% over EPOGEN® sales in the same period last year. EPOGEN® sales growth for the nine months ended September 30, 2002 was driven primarily by demand in the mid-single digits, and to a lesser extent, wholesaler inventory changes. EPOGEN® demand growth for the nine months ended September 30, 2002 was driven primarily by a price increase and, to a lesser extent, patient population growth.

Aranesp® sales for the three and nine months ended September 30, 2002 were $113.7 million and $208.6 million, respectively. The Company believes that Aranesp® sales for the three and nine months ended September 30, 2002 were driven primarily by demand. Aranesp® sales for the three months ended September 30, 2002 also reflect the benefit of receiving the oncology indication in the U.S. in July 2002.

NEUPOGEN®/Neulasta™

The Company launched Neulasta™ in the U.S. in April 2002 to decrease the incidence of infection, as manifested by febrile neutropenia in patients with non-myeloid malignancies receiving myelosuppressive anti-cancer drugs associated with a clinically significant incidence of febrile neutropenia. In August 2002, the European Commission approved Neulasta™ for the reduction in the duration of neutropenia and the incidence of febrile neutropenia in patients with cytotoxic chemotherapy for malignancy. The Company currently plans to launch Neulasta™ in Europe on a country-by-country basis beginning in January 2003 as reimbursement is established.

Combined NEUPOGEN® and Neulasta™ sales were $473.9 million and $1,302.1 million for the three and nine months ended September 30, 2002, respectively. These amounts represent increases of $114.1 million and $308.7 million, or 32% and 31%, respectively, over NEUPOGEN® only sales the same periods last year. The Company believes that the increases in combined sales for NEUPOGEN® and Neulasta™ (the “filgrastim franchise”) for the three and nine months ended September 30, 2002 were primarily driven by demand, which includes: the conversion of

NEUPOGEN® patients to Neulasta™, new filgrastim franchise patients, and the effect of higher NEUPOGEN® prices in the U.S. Sales for the filgrastim franchise for the nine months ended September 30, 2002 also benefited from wholesaler inventory changes.

Neulasta™ sales for the three and nine months ended September 30, 2002 were $141.7 million and $251.5 million, respectively. Worldwide NEUPOGEN® sales for the three and nine months ended September 30, 2002 were $332.2 and $1,050.6 million, respectively. These amounts represent a decrease of $27.6 million, or 8%, compared to the three month period in the prior year, and an increase of $57.2 million, or 6%, compared to the nine month period in the prior year. For the three months ended September 30, 2002, U.S. NEUPOGEN® demand decreased at a high-single digit rate. This decrease in demand was due to the conversion of NEUPOGEN® patients to Neulasta™, partially offset by a modest price increase. For the nine months ended September 30, 2002, U.S. NEUPOGEN® demand grew in the low-single digits. This increase in demand benefited from a modest price increase, and was impacted by the conversion of NEUPOGEN® patients to Neulasta™.

ENBREL®

The Company began recording ENBREL® sales on July 16, 2002, subsequent to the close of the Immunex acquisition. For the period from July 16, 2002 through September 30, 2002, ENBREL® sales were $158.1 million. During the third quarter, the Company did not activate additional patients from the prospective patient list, and experienced slight patient attrition.

Corporate partner revenues

Corporate partner revenues were $62.8 million and $148.2 million for the three and nine months ended September 30, 2002, respectively. Of these amounts, $57.7 million and $127.8 million related to amounts earned from Kirin-Amgen, Inc. (“Kirin-Amgen”) for the three and nine months ended September 30, 2002, respectively. Corporate partner revenues for the three months ended September 30, 2002 increased by $2.2 million, or 4%, over the same period last year. This increase was primarily due to higher revenues earned from Kirin-Amgen related to late-stage development programs conducted on behalf of Kirin-Amgen. Corporate partner revenues for the nine months ended September 30, 2002 decreased by $33.8 million, or 19%, compared to the same period last year. This decrease was primarily due to lower revenues earned from Kirin-Amgen related to late-stage development programs conducted on behalf of Kirin-Amgen, and to a lesser extent, lower revenues earned under other collaboration agreements.

Royalty income

Substantially all royalty income earned by Amgen relates to amounts received from sales of Epoetin alfa by Johnson & Johnson in the U.S. for use in non-dialysis settings. Royalty income was $90.7 million and $239.1 million for the three and nine months ended September 30, 2002, respectively. These amounts represent increases of $27.8 million and $66.6 million, or 44% and 39%, respectively, over the same periods last year. These increases were due to higher royalties earned from Johnson & Johnson from its sales of Epoetin alfa.

Cost of sales

Cost of sales as a percentage of product sales was 16.8% and 13.7% for the three and nine months ended September 30, 2002, respectively, compared with 11.7% and 11.5% for the same periods last year. These increases were principally due to the impact of higher manufacturing costs and royalty expense related to ENBREL® compared to Amgen’s other products, and to a lesser extent, higher manufacturing costs of the Company’s recently launched products. In addition, during the third quarter, the Company recorded inventory acquired from Immunex at its estimated fair market value (see Note 6, “Acquisition of Immunex Corporation”). The increase in fair market value will be recognized as cost of sales as the acquired inventory is sold. Cost of sales for the three and nine months ended September 30, 2002 reflects a charge of $22.2 million related to the fair value adjustment to inventory, and $3.5 million of compensation costs payable under the Immunex Corporate Retention Plan.

Research and development

During the three and nine months ended September 30, 2002, research and development (“R&D”) expenses increased $95.7 million and $117.2 million, or 44% and 19%, respectively, over the same periods last year.

The increase for the three months ended September 30, 2002 was primarily due to higher staff-related costs and outside R&D costs principally as a result of the acquired products and product candidates, and to a lesser extent higher clinical manufacturing costs. For the three months ended September 30, 2002, staff-related costs and outside R&D costs increased approximately $52 million and $34 million, respectively, excluding the impact of clinical manufacturing activities. For the three months ended September 30, 2002, clinical manufacturing costs increased approximately $10 million.

The increase for the nine months ended September 30, 2002 was primarily due to higher staff-related costs and higher outside R&D costs, in part due to acquired products and product candidates, and to a lesser extent, higher clinical manufacturing costs. For the nine months ended September 30, 2002, staff-related costs and outside R&D costs increased approximately $66 million and $35 million, respectively, excluding the impact of clinical manufacturing activities. For the nine months ended September 30, 2002, clinical manufacturing costs increased approximately $16 million.

Staff-related costs for the three and nine months ended September 30, 2002 include approximately $8.5 million of compensation costs payable under the Immunex Corporate Retention Plan.

Selling, general and administrative

During the three and nine months ended September 30, 2002, selling, general and administrative (“SG&A”) expenses increased $173.1 million and $316.7 million, or 78% and 49%, respectively, over the same periods last year. The increases for the three and nine months ended September 30, 2002 were primarily due to higher outside marketing expenses and staff-related costs as the Company increased its support for new products launches and acquired products, and to a lesser extent, higher outside services. For the three months ended September 30, 2002, outside marketing expenses increased approximately $77 million, staff-related costs increased approximately $73 million, and other outside services increased approximately $13 million. For the nine months ended September 30, 2002, outside marketing expenses increased approximately $145 million, staff-related costs increased approximately $120 million, and other outside services increased approximately $29 million.

Outside marketing costs for the three and nine months ended September 30, 2002 increased principally due to the launch of new products, marketing costs related to ENBREL®, and the impact of the profit share with Wyeth under the co-promotion agreement (see Note 9, “Agreements with Wyeth”). Staff-related costs increased for the three and nine months ended September 30, 2002 principally to support new product launches, incremental expenses from the addition of Immunex staff, and approximately $9.9 million of compensation costs principally payable under the Immunex Corporate Retention Plan. Outside services consist primarily of consulting expenses. For the three months ended September 30, 2002, outside services also increased due to ongoing integration of the combined companies, including external, incremental consulting and systems integration costs of $8.1 million directly associated with the integration of Immunex.

Acquired in-process research and development

During the three months ended September 30, 2002, the Company incurred a one-time expense of $3.0 billion associated with writing off the acquired IPR&D related to the Immunex acquisition. The amount expensed as IPR&D represents an estimate of the fair value of purchased in-process technology for projects that, as of the acquisition date, had not reached technological feasibility and had no alternative future use. The estimated fair value of these projects was determined based on the use of a discounted cash flow model. For each project, the estimated after-tax cash flows were probability weighted to take into account the stage of completion and the risks surrounding the successful development and commercialization. These cash flows were then discounted to a present value using discount rates ranging from 12% to 14%. In addition, solely for the purposes of estimating the fair values of these IPR&D projects as of July 15, 2002, the following assumptions were made:

•
Future R&D costs of $500 million to $600 million per therapeutic area would be incurred to complete the inflammation and the oncology research projects. Future R&D costs of $200 million to $250 million would be incurred to complete all other research projects. These estimates are net of any R&D costs that will be shared under collaborations with corporate partners.

•
The research projects, which were in various stages of development from pre-clinical through phase III clinical trials, are expected to reach completion at various dates ranging from 2003 through 2009.

The major risks and uncertainties associated with the timely and successful completion of these projects consist of the ability to confirm the safety and efficacy of the technology based on the data from clinical trials and obtaining necessary regulatory approvals. In addition, no assurance can be given that the underlying assumptions used to forecast the cash flows or the timely and successful completion of such projects will materialize, as estimated. For these reasons, among others, actual results may vary significantly from the estimated results.

Amortization of intangible assets

For the three and nine months ended September 30, 2002, amortization expense related to the intangible assets acquired in connection with the Immunex acquisition was $70.6 million. Amortization of intangible assets is provided over their estimated useful lives ranging from 3 to 15 years on a straight-line basis.

Other items, net

During the three months ended September 30, 2002, the Company recorded a one-time, non-recurring benefit of $35.5 million related to the recovery of certain expenses accrued in the fourth quarter of 2001 related to terminating collaboration agreements with various third parties. The benefit principally related to the settlement of the Praecis collaboration agreement.

Interest and other income

During the three and nine months ended September 30, 2002, interest and other income decreased $20.7 million and $20.3 million, or 47% and 15%, respectively, compared to the same periods last year. The decreases for the three and nine months ended September 30, 2002 were primarily due to higher realized losses related to equity securities and higher losses on foreign currency transactions. The decrease for the nine months ended September 30, 2002 was partially offset by higher interest income generated from the Company’s investment portfolio as a result of higher average cash balances.

Income taxes

For the three and nine months ended September 30, 2002, the Company had a tax provision of $155.6 million and $494.0 million compared to $168.4 million and $488.4 million in the three and nine months ended September 30, 2001. The expected tax benefit derived by applying the statutory rate to the pre-tax loss in the three and nine months ended September 30, 2002 differed from the income tax provision recorded primarily due to the write-off of IPR&D costs in connection with the acquisition of Immunex in the third quarter of 2002 which is not deductible for income tax purposes.

In addition, in 2002, the Company restructured its Puerto Rico manufacturing operations using a controlled foreign corporation. Previously, these operations were entitled to a U.S. possession tax credit. This credit is capped based on the 1995 income level and expires in 2005. As permitted in APB Opinion No. 23, “Accounting for Income Taxes,” the Company has not provided U.S. income taxes on the controlled foreign corporation’s undistributed earnings because these earnings are intended to be permanently reinvested outside the U.S. Therefore, the Company’s tax provision for the three months and nine months ended September 30, 2002, reflects the permanent reinvestment of foreign earnings outside the U.S.

Summary of Critical Accounting Policies

EPOGEN® revenue recognition

The Company has the exclusive right to sell Epoetin alfa for dialysis, certain diagnostics, and all non-human, non-research uses in the United States. Amgen has granted to Johnson & Johnson a license relating to Epoetin alfa for sales in the United States for all human uses except dialysis and diagnostics. Pursuant to this license, the Company and Johnson & Johnson are required to compensate each other for Epoetin alfa sales that either party makes into the other party’s exclusive market, sometimes referred to as “spillover”. Accordingly, Amgen does not recognize product sales it makes into the exclusive market of Johnson & Johnson and does recognize the product sales made by Johnson & Johnson into Amgen’s exclusive market. Sales in Amgen’s exclusive market are derived from the Company’s sales to its customers, as adjusted for spillover. The Company is employing an arbitrated audit methodology to measure each party’s spillover based on independent third-party data on shipments to end users and their estimated usage. Data on end user usage is derived in part using market sampling techniques, and accordingly, the results of such sampling can produce variability in the amount of recognized spillover. The Company initially recognizes spillover based on estimates of shipments to end users and their usage, utilizing historical third-party data and subsequently adjusts such amounts based on revised third-party data as received. Differences between initial estimates of spillover and amounts based on revised third-party data could produce materially different amounts for recognized EPOGEN® sales. However, such differences to date have not been material.

Inventory capitalization

The Company capitalizes inventory costs associated with certain product candidates prior to regulatory approval and products manufactured in plants awaiting regulatory approval, based on management’s judgment of probable future commercialization. The Company would be required to expense previously capitalized costs related to pre-approval inventory upon a change in such judgment, due to, among other factors, a decision denying approval of the product candidate or manufacturing plant by the necessary regulatory bodies. At September 30, 2002, the Company had $32.4 million of inventory related to product manufactured in a plant awaiting regulatory approval.

Financial Outlook

Liquidity and capital resources

The Company currently estimates spending on capital projects and equipment to be approximately $600 million to $700 million in 2002, which reflects higher spending on capital projects primarily due to certain acquired facilities.

Results of operations

In the future, the Company expects growth of its businesses to be driven by new products, primarily Aranesp®, Neulasta™, and the newly acquired product ENBREL® (see “Forward Looking Statements and Factors that may Affect Amgen”).

EPOGEN®

EPOGEN® is approved in the U.S. for the treatment of anemia associated with chronic renal failure. The Company believes EPOGEN® sales growth will come primarily from patient population growth and inflation-related price increases. Patients receiving treatment for end stage renal disease are covered primarily under medical programs provided by the federal government. The Company believes future EPOGEN® sales growth may also be affected by future changes in reimbursement rates or a change in the basis for reimbursement by the federal government. EPOGEN® may compete with Aranesp® in the U.S. as health care providers may use Aranesp® to treat anemia associated with chronic renal failure instead of EPOGEN®.

Aranesp®

In 2001, Aranesp® was approved in the U.S., most countries in the EU, Australia, and New Zealand for the treatment of anemia associated with chronic renal failure, including patients on dialysis and patients not on dialysis. In July 2002, Aranesp® was approved in the U.S. for the treatment of chemotherapy-induced anemia in patients with non-myeloid malignancies. In August 2002, Aranesp® was approved in Europe for the treatment of anemia in adult cancer patients with solid tumors receiving chemotherapy. The Company has launched Aranesp® in several European countries and will expand into other countries as reimbursement is finalized.

The Company believes future Aranesp® sales growth will be dependent, in part, on such factors as: the effects of competitive pressures, penetration of existing and new market opportunities, and changes in foreign currency exchange rates. In addition, future worldwide Aranesp® sales growth may be affected by cost containment pressures from governments and private insurers on health care providers, as well as the availability of reimbursement by third-party payors, including governments and private insurance plans. Further, on October 31, 2002, the Centers for Medicare & Medicaid Services (“CMS”), announced changes to the hospital outpatient prospective payment system. This announcement includes a rule that sets a reimbursement rate for Aranesp® for Medicare patients in the hospital outpatient setting that will be significantly reduced effective January 1, 2003. The hospital outpatient setting accounts for approximately 10% of the current U.S. revenues of Aranesp®. Implementation of the rule, as currently promulgated, may reduce future Aranesp® revenues in the U.S. hospital outpatient setting.

NEUPOGEN®/Neulasta™

In January 2002, Neulasta™ was approved in the U.S. to decrease the incidence of infection, as manifested by febrile neutropenia in patients with non-myeloid malignancies receiving myelosuppressive anti-cancer drugs associated with a clinically significant incidence of febrile neutropenia. The Company launched Neulasta™ in the U.S. in April 2002. In August 2002, Neulasta™ was approved in Europe for the reduction in the duration of neutropenia and the incidence of febrile neutropenia in patients with cytotoxic chemotherapy for malignancy. The Company currently plans to launch Neulasta™ in Europe on a country-by-country basis beginning in January 2003 as reimbursement is established.

NEUPOGEN® is approved in the U.S. to: decrease the incidence of infection, as manifested by febrile neutropenia, in chemotherapy patients with non-myeloid malignancies (the same use for which Neulasta™ is approved); to reduce the duration of neutropenia for patients undergoing myeloablative therapy followed by bone marrow transplantation; to reduce the incidence and duration of neutropenia-related consequences in patients with severe chronic neutropenia; for use in mobilization of peripheral blood progenitor cells for stem cell transplantation; and to reduce the recovery time of neutrophils and the duration of fever following chemotherapy treatment in patients being treated for acute myelogenous leukemia. NEUPOGEN® is approved in the EU, Canada, and Australia for these same indications as well as for the treatment of neutropenia in HIV patients receiving antiviral and/or other myelosuppressive medications.

The Company believes future NEUPOGEN®/Neulasta™ (the filgrastim franchise) sales growth will depend on penetration of existing markets, the conversion of NEUPOGEN® patients to Neulasta™, new filgrastim franchise patients, inflation-related price increases, the effects of competitive products or therapies, the development of new treatments for cancer, and changes in foreign currency exchange rates. In addition, future worldwide filgrastim franchise sales growth may be affected by cost containment pressures from governments and private insurers on health care providers, as well as the availability of reimbursement by third-party payors, including governments and private insurance plans. Further, chemotherapy treatments that are less myelosuppressive may require less NEUPOGEN®/Neulasta™. NEUPOGEN® competes with Neulasta™ in the U.S. and the EU. The Company believes that NEUPOGEN® sales have been adversely impacted by the launch of Neulasta™, however the Company cannot accurately predict the extent to which healthcare providers will use Neulasta™ instead of NEUPOGEN® or the timing of this conversion.

ENBREL®

Upon the acquisition of Immunex in July 2002, the Company acquired the rights to ENBREL® in the U.S. and Canada. ENBREL® is approved in the U.S. for: the reduction of the signs and symptoms in patients with moderately to severely active rheumatoid arthritis (“RA”); treating moderately to severely active polyarticular-course juvenile RA in patients who have had an inadequate response to one or more disease modifying antirheumatic drugs; inhibiting the progression of structural damage in patients with moderately to severely active RA; and for reducing the signs and symptoms of active arthritis in patients with psoriatic arthritis. The Company believes that future sales of ENBREL® will depend on: limits on the current supply of and sources of ENBREL®, penetration of existing and new market opportunities, the availability and extent of reimbursement by third-party payors, the effects of competing products or therapies, and any potential adverse developments discovered with respect to ENBREL®’s safety.

ENBREL® is currently marketed in the U.S. and Canada under a co-promotion agreement with Wyeth and, accordingly, Wyeth receives a share of the profits from sales of ENBREL®. In August 2002, the Company filed a supplemental biologics license application with the FDA for the ENBREL® manufacturing facility in Rhode Island, and for the related fill-and-finish operations. The FDA has notified the Company of their intention to inspect this manufacturing facility and the fill and finish facilities in November. A successful inspection is expected to alleviate the current ENBREL® supply constraints in the first quarter of 2003.

Known Trends on Future Operations

Future operating results of the Company may be impacted by a number of factors, in part, resulting from the Immunex acquisition. The following known trends in our business are expected to impact our future liquidity and results of operations:

•	corporate partner revenues are expected to be lower in 2002 compared to the prior year as a result of lower funding of late stage clinical programs;

•	cost of sales are expected to continue to be impacted by higher manufacturing and royalty expense for ENBREL®, and higher manufacturing costs for the Company’s recently launched products;

•	R&D spending is expected to continue to be impacted by the Immunex acquisition;

•
SG&A spending is expected to continue to be impacted by the Immunex acquisition, and the increase from the third quarter of 2002 to the fourth quarter of 2002 is expected to reflect a similar dollar growth to the change from the third quarter to the fourth quarter of 2001;

•
the impact of ongoing non-cash amortization expense of acquired identifiable intangible assets, principally related to ENBREL®. These intangible assets will be amortized over the useful lives, and will be approximately $340 million, pre-tax, on an annual basis; and

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

Except for the historical information contained herein, particularly in “Financial Outlook”, the matters discussed herein are by their nature forward-looking. Investors are cautioned that forward-looking statements or projections made by the Company, including those made in this document, are subject to risks and uncertainties that may cause actual results to differ materially from those projected. Reference is made in particular to forward-looking statements regarding product sales, expenses, earnings per share, liquidity and capital resources, and known trends on future operations. Amgen and its subsidiaries operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control. Future operating results and the Company’s stock price may be affected by a number of factors. The following discussion highlights some of these risks.

Our product development efforts may not result in commercial products.

We intend to continue an aggressive product development program. Successful product development in the biotechnology industry is highly uncertain, and very few research and development projects produce a commercial product. Product candidates that appear promising in the early phases of development, such as in early human clinical trials, may fail to reach the market for a number of reasons, such as:

•	the product candidate did not demonstrate acceptable clinical trial results even though it demonstrated positive preclinical trial results

•	the product candidate was not effective in treating a specified condition or illness

•	the product candidate had harmful side effects on humans

•	the necessary regulatory bodies such as the U.S. Food and Drug Administration (“FDA”) did not approve our product candidate for an intended use

•	the product candidate was not economical for us to manufacture and commercialize

•	other companies or people have or may have proprietary rights to our product candidate, such as patent rights, and will not let us sell it on reasonable terms, or at all

•	the product candidate is not cost effective in light of existing therapeutics

Several of our product candidates have failed at various stages in the product development process, including Brain Derived Neurotrophic Factor (“BDNF”) and Megakaryocyte Growth and Development Factor (“MGDF”). For example, in 1997, we announced the failure of BDNF for the treatment of amyotrophic lateral sclerosis, or Lou Gehrig’s Disease, because the product candidate, when administered by injection, did not produce acceptable clinical results for a specific use after a phase 3 trial, even though BDNF had progressed successfully through preclinical and earlier clinical trials. In addition, in 1998, we discontinued development of MGDF, a novel platelet growth factor, at the phase 3 trial stage after several people in platelet donation trials developed low platelet counts and neutralizing antibodies. Of course, there may be other factors that prevent us from marketing a product. We cannot guarantee we will be able to produce commercially successful products. Further, clinical trial results are frequently susceptible to varying interpretations by scientists, medical personnel, regulatory personnel, statisticians, and others which may delay, limit, or prevent further clinical development or regulatory approvals of a product candidate. Also, the length of time that it takes for us to complete clinical trials and obtain regulatory approval for product marketing has in the past varied by product and by the intended use of a product. We expect that this will likely be the case with future product candidates and we cannot predict the length of time to complete necessary clinical trials and obtain regulatory approval. See “—Our current products and products in development cannot be sold if we do not obtain and maintain regulatory approval.”

Our current products and products in development cannot be sold if we do not obtain and maintain regulatory approval.

We conduct research, preclinical testing, and clinical trials and we manufacture or contract manufacture our product candidates. We also manufacture or contract manufacture, price, sell, distribute, and market or co-market our products for their approved indications. These activities are subject to extensive regulation by numerous state and federal governmental authorities in the U.S., such as the FDA and the Centers for Medicare & Medicaid Services (“CMS”)– formerly Health Care Financing Administration (“HCFA”), as well as by foreign countries, including the European Union (“EU”). Currently, we are required in the U.S. and in foreign countries to obtain approval from those countries’ regulatory authorities before we can market and sell our products in those countries. In our experience, obtaining regulatory approval is costly and takes many years, and after it is obtained, it remains costly to maintain. The FDA and other U.S. and foreign regulatory agencies have substantial discretion to terminate clinical trials, require additional testing, delay or withhold registration and marketing approval, require changes in labeling of our products and mandate product withdrawals. All of our marketed products are currently approved in the U.S. and most are approved in the EU and in other foreign countries for specific uses. We currently manufacture and market ourselves all our marketed products except ENBREL®, and we plan to manufacture and market many of our potential products. Even though we have obtained regulatory approval for our marketed products, these products and our manufacturing processes are subject to continued review by the FDA and other regulatory authorities. Currently we co-market ENBREL® with Wyeth. In addition, ENBREL® is manufactured by a third party contract manufacturer, Boehringer Ingelheim Pharma KG (“BI Pharma”), which is subject to FDA regulatory authority as well. We plan to also manufacture ENBREL® ourselves and are in the process of preparing our Rhode Island manufacturing facility for this. FDA approval is required for commercial production of ENBREL® at this facility and for third party service providers and there can be no assurance that we will be able to obtain (and maintain) FDA approval on a timely basis or at all. See “—Our sources of supply for ENBREL® are limited.” In addition, later discovery of unknown problems with our products or manufacturing processes or those of our contract manufacturers could result in restrictions on such products or manufacturing processes, including potential withdrawal of the products from the market. If regulatory authorities determine that we or our contract manufacturers have violated regulations or if they restrict, suspend, or revoke our prior approvals, they could prohibit us from manufacturing or selling our marketed products until we or our contract manufacturers comply or indefinitely. In addition, if regulatory authorities determine that we have not complied with regulations in the research and development of a product candidate, then they may not approve the product candidate and we will not be able to market and sell it. If we are unable to market and sell our products or product candidates, our business and results of operations would be materially and adversely affected.

Our sales depend on payment and reimbursement from third-party payors, and a reduction in the payment rate or reimbursement could result in decreased use or sales of our products.

In both domestic and foreign markets, sales of our products are dependent, in part, on the availability of reimbursement from third-party payors such as state and federal governments, under programs such as Medicare and Medicaid in the U.S., and private insurance plans. Medicare does not cover prescriptions for ENBREL®. In certain foreign markets, the pricing and profitability of our products generally are subject to government controls. In the U.S., there have been, and we expect there will continue to be, a number of state and federal proposals that could limit the amount that state or federal governments will pay to reimburse the cost of drugs. In addition, we believe the increasing emphasis on managed care in the U.S. has and will continue to put pressure on the price and usage of our products, which may adversely impact product sales. Further, when a new therapeutic product is approved, the availability of governmental and/or private reimbursement for that product is uncertain, as is the amount for which that product will be reimbursed. We cannot predict the availability or amount of reimbursement for our recently approved products or product candidates, including those at a late stage of development, and current reimbursement policies for marketed products may change at any time. We believe that sales of Aranesp®, Neulasta™, and Kineret® are and will be affected by government and private payor reimbursement policies. On October 31, 2002, the Centers for Medicare & Medicaid Services, or CMS (formerly known as HCFA), announced changes to the hospital outpatient prospective payment system. This announcement includes a rule that sets a significantly lower reimbursement rate than the current rate for Aranesp® for Medicare patients in the hospital outpatient setting effective January 1, 2003. The hospital outpatient setting accounts for approximately 10% of the current U.S. revenues of Aranesp®. Worldwide sales of Aranesp® for the three months ended September 30, 2002 were $113.7 million. We believe the new rule is based on inaccurate information and we plan to work to correct these inaccuracies. Nevertheless, implementation of the rule, as currently promulgated, may reduce future Aranesp® revenues in the U.S. hospital outpatient setting. We cannot predict whether we will succeed in correcting the inaccuracies underlying this rule or if such reimbursement changes for Aranesp® in this setting may impact reimbursement in other settings, by other payors or for our other products.

If reimbursement for our marketed products changes adversely or if we fail to obtain adequate reimbursement for our other current or future products, health care providers may limit how much or under what circumstances they will administer them, which could reduce the use of our products or cause us to reduce the price of our products. This could result in lower product sales or revenues which could have a material adverse effect on us and our results of operations. For example, in the U.S. the use of EPOGEN® in connection with treatment for end stage renal disease is funded primarily by the U.S. federal government. In early 1997, CMS instituted a reimbursement change for EPOGEN® which materially and adversely affected our EPOGEN® sales until the policies were revised.

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

Our success depends in part on our ability to obtain and defend patent rights and other intellectual property rights that are important to the commercialization of our products and product candidates. We have filed applications for a number of patents and have been granted patents or obtained rights relating to erythropoietin, recombinant G-CSF, darbepoetin alfa, pegfilgrastim, etanercept, and our other products and potential products. We market our erythropoietin, G-CSF, and etanercept products as EPOGEN®, NEUPOGEN®, Aranesp®, Neulasta™, and ENBREL®, respectively. In the U.S., we have been issued or obtained rights to several patents relating to erythropoietin that generally cover DNA and host cells, processes for making erythropoietin, various product claims to erythropoietin, cells that make levels of erythropoietin, and pharmaceutical compositions of erythropoietin. We have also been issued or obtained rights to U.S. patents relating to G-CSF that cover aspects of DNA, vectors, cells, processes, polypeptides, methods of treatment using G-CSF polypeptides, methods of enhancing bone marrow transplantation and treating burn wounds, methods for recombinant production of G-CSF, and analogs of G-CSF. We have been issued or obtained rights to U.S. and EU patents pertaining to pegfilgrastim (pegylated G-CSF). We also have been granted or obtained rights to a patent in the EU relating to erythropoietin, a patent in the EU relating to G-CSF, two patents in the EU relating to darbepoetin alfa and hyperglycosylated erythropoietic proteins, and a patent in the U.S. and a patent in the EU relating to anakinra. Etanercept is a fusion protein consisting of a dimer of two subunits, each comprising a TNF receptor domain derived from a TNF receptor known as “p80,” fused to a segment derived from a human antibody molecule known as an “Fc domain.” Immunex Corporation, the Company’s wholly owned subsidiary, has been issued U.S. patents covering p80 TNFR, DNAs encoding p80 TNFR, and methods of using TNFR:Fc, including for the treatment of arthritis. Immunex was granted a European patent in December 1995 covering p80 TNFR DNAs, proteins, and related technology.

We face substantial competition, and others may discover, develop, acquire or commercialize products before or more successfully than we do.

We operate in a highly competitive environment. Our products compete with other products or treatments for diseases for which our products may be indicated. For example, although we maintain a substantial share of the chemotherapy induced neutropenia market, NEUPOGEN® and Neulasta™ compete in certain circumstances against a product marketed by Schering AG. EPOGEN® faces competition from other treatments for anemia in end stage renal disease patients in the U.S. In addition, ENBREL® competes in certain circumstances with rheumatoid arthritis products marketed by Centocor Inc./Johnson & Johnson, Aventis, Pharmacia, and Merck as well as the generic drug methotrexate. Further, we believe that some of our newly approved products and late stage product candidates may face competition when and as they are approved and marketed. For example, in the U.S. Aranesp® competes with an Epoetin alfa product marketed by Johnson & Johnson in certain anemia markets and Kineret® competes in certain circumstances with rheumatoid arthritis products marketed by Centocor Inc./Johnson & Johnson and others. Additionally, some of our competitors, including biotechnology and pharmaceutical companies, market products or are actively engaged in research and development in areas where we are developing product candidates. For example, we anticipate that ENBREL® will face competition from potential rheumatoid arthritis therapies being developed by, among others, Abbott Laboratories/Knoll. Large pharmaceutical corporations may have greater clinical, research, regulatory, manufacturing, and marketing resources than we do. In addition, some of our competitors may have technical or competitive advantages over us for the development of technologies and processes. These resources may make it difficult for us to compete with them to successfully discover, develop, and market new products.

Certain of our raw materials, medical devices and components are single-sourced from third parties; third-party supply failures could adversely affect our ability to supply our products.

Certain raw materials necessary for commercial manufacturing and formulation of our products are provided by single-source unaffiliated third-party suppliers. Also, certain medical devices and components necessary for fill, finish, and packaging of our products are provided by single-source unaffiliated third-party suppliers. Certain of these raw materials, medical devices, and components are the proprietary products of these unaffiliated third-party suppliers, and in some cases, such proprietary products are specifically cited in our drug application with the FDA so that they must be obtained from that specific sole source and could not be obtained from another supplier unless and until the FDA approved that other supplier. We would be unable to obtain these raw materials, medical devices, or components for an indeterminate period of time if these third-party single suppliers were to cease or interrupt production or otherwise fail to supply these materials or products to us for any reason, including due to regulatory requirements or action, due to adverse financial developments at or affecting the supplier, or due to labor shortages or disputes. This, in turn, could materially and adversely affect our ability to satisfy demand for our products, which could materially and adversely affect our operating results.

Also, certain of the raw materials required in the commercial manufacturing and the formulation of our products are derived from biological sources, including bovine serum and human serum albumin, or HSA. We are investigating screening procedures with respect to certain biological sources and alternatives to them. Such raw materials may be subject to contamination and/or recall. A material shortage, contamination, and/or recall could adversely impact or disrupt our commercial manufacturing of our products or could result in a mandated withdrawal of our products from the market. This too, in turn, could adversely affect our ability to satisfy demand for our products, which could materially and adversely affect our operating results.

Limits on our current source of supply for ENBREL® constrain ENBREL® sales.

Because demand for ENBREL® was projected to temporarily exceed supply, Immunex began an ENBREL® enrollment program in November 2000 to help ensure uninterrupted therapy for U.S. patients prescribed ENBREL® before January 1, 2001. The ENBREL® enrollment program called for these patients to register with Immunex and receive an enrollment number. As of January 1, 2001, patients considering therapy with ENBREL®, but not yet receiving treatment, were invited to enroll in the program and were placed on a waiting list to receive ENBREL® on a first come, first served basis once additional supply of ENBREL® becomes available. U.S. and Canadian supply of ENBREL® is impacted by many manufacturing and production variables, such as the timing and actual number of production runs, production success rate, bulk drug yield, the timing and outcome of product quality testing, and whether and when our Rhode Island manufacturing facility will be approved by the FDA. For example, in the second quarter of 2002, Immunex experienced a brief period where no ENBREL® was available to fill patient prescriptions, primarily due to variation in the expected production yield from BI Pharma. Once supply of ENBREL® became available, Immunex resumed filling orders on a first come, first served basis. If we are at any time unable to provide an uninterrupted supply of ENBREL® to all patients enrolled in the program, we may lose patients, physicians may elect to prescribe competing therapeutics instead of ENBREL®, our ENBREL® sales will be adversely affected, any of which could materially and adversely affect our results of operations. See “—We depend on third parties for our supply of ENBREL®” and “—Our sources of supply for ENBREL® are limited.”

We depend on third parties for our supply of ENBREL®.

BI Pharma is currently our sole supplier of ENBREL®; accordingly, our U.S. and Canadian supply of ENBREL® is currently primarily dependent on BI Pharma’s production schedule for ENBREL®. We would be unable to obtain ENBREL® for an indeterminate period of time if BI Pharma or other third-party manufacturers used for ENBREL® production were to cease or interrupt production or services or otherwise fail to supply materials, products, or services to us for any reason, including due to labor shortages or disputes, due to regulatory requirements or action, or due to contamination of product lots or product recalls. This in turn could materially reduce our ability to satisfy demand for ENBREL®, which could materially and adversely affect our operating results. Factors that will affect our actual supply of ENBREL® at any time include, without limitation, the following:

•
BI Pharma does not produce ENBREL® continuously; rather, it produces the drug through a series of periodic campaigns throughout the year. The amount of commercial inventory available to us at any time depends on a variety of factors, including the timing and actual number of BI Pharma’s production runs, level of production yields and success rates, timing and outcome of product quality testing, and the amount of vialing capacity.

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

In addition, we will be dependent on third parties for vialing ENBREL® bulk drug manufactured at our Rhode Island facility. If third-party vialers are unable to provide sufficient capacity or otherwise unable to provide vialing services to us, then supply of ENBREL® could be adversely affected. See “Limits on our current source of supply for ENBREL® constrain ENBREL® sales” and “—Our sources of supply for ENBREL® are limited.”

Our sources of supply for ENBREL® are limited.

ENBREL® supply for the U.S. and Canada is produced by BI Pharma, currently our sole source supplier. We also plan to manufacture ENBREL® ourselves and are in the process of preparing our Rhode Island manufacturing facility for this. The Rhode Island facility will require FDA approval before we can sell any product manufactured at this facility. See “—We depend on third parties for our supply of ENBREL®.” In addition, our current plan includes construction of a new large-scale cell culture commercial manufacturing facility, known as the BioNext Project, at the site of the current Rhode Island manufacturing facility. In April 2002, we announced that we had entered into a manufacturing agreement with Genentech, Inc. to produce ENBREL® at Genentech’s manufacturing facility in South San Francisco, California. The manufacturing facility is subject to FDA approval, which the parties hope to obtain in 2004. Under the terms of the agreement,

Genentech will produce ENBREL® through 2005, with an extension through 2006 by mutual agreement. In addition, Wyeth is constructing a new manufacturing facility in Ireland, which is expected to increase the U.S. and Canadian supply of ENBREL®. If additional manufacturing capacity at the Rhode Island site, or pursuant to the Genentech agreement, or if the Ireland manufacturing facility is not completed, or if these manufacturing facilities do not receive FDA approval before we encounter supply constraints our ENBREL® sales growth would again be restricted which could have an adverse effect on our results of operations. We have begun production runs and building commercially significant quantities of inventory of ENBREL® bulk drug at the Rhode Island manufacturing facility prior to FDA approval of the facility. We would not be able to sell, and may be required to write off, inventory unless and until the Rhode Island manufacturing facility and our contract manufacturer for vialing the ENBREL® bulk drug manufactured at the Rhode Island facility are approved by the FDA, which approval is not assured.

We may be required to perform additional clinical trials or change the labeling of our products if we or others identify side effects after our products are on the market.

If we or others identify side effects after any of our products are on the market, or if manufacturing problems occur, regulatory approval may be withdrawn and reformulation of our products, additional clinical trials, changes in labeling of our products, and changes to or re-approvals of our manufacturing facilities may be required, any of which could have a material adverse effect on sales of the affected products and on our business and results of operations.

For example, because ENBREL® has only been marketed since 1998, its long-term effects on the development or course of serious infection, malignancy, and autoimmune disease are largely unknown and more rarely occurring side effects may not be known. In May 1999, Immunex announced an update to the package insert for ENBREL® to advise doctors not to start using ENBREL® in patients who have an active infection, and for doctors to exercise caution when considering using ENBREL® in patients with a history of recurring infections or with underlying conditions that may predispose patients to infections. In October 2000, Immunex again revised the package insert for ENBREL® in response to spontaneous adverse events reported to Immunex, including rare cases of hematologic and central nervous system disorders. The causal relationship between these adverse events and therapy with ENBREL® remains unclear. In January 2001, Immunex revised the package insert for ENBREL® to advise doctors that rare cases of central nervous system disorders, including seizures, and rare cases of tuberculosis have also been reported in patients using ENBREL®. It is possible that additional spontaneous adverse events will be reported to us as experience with ENBREL® continues. If we or others identify new adverse events for patients treated with ENBREL®, additional precautions, warnings, or other changes in the label for ENBREL® may be required.

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

The development, manufacturing, pricing, sales, and reimbursement of our products, together with our general operations, is subject to extensive federal and state regulation. See “—Our current products and products in development cannot be sold if we do not obtain and maintain regulatory approval” and “—We may be required to perform additional clinical trials or change the labeling of our products if we or others identify side effects after our products are on the market.” While we have developed and instituted a corporate compliance program based on current best practices, we cannot assure you that we or our employees are or will be in compliance with all potentially applicable federal and state regulations. If we fail to comply with any of these regulations a range of actions could result, including, but not limited to, the termination of clinical trials, the failure to approve a product candidate, restrictions on our products or manufacturing processes, including withdrawal of our products from the market, significant fines, or other sanctions or litigation.

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

Our stock price, like that of other biotechnology companies, is highly volatile. For example, in the fifty-two weeks prior to September 30, 2002, the trading price of our common stock has ranged from a high of $69.00 per share to a low of $30.57 per share. Our stock price may be affected by such factors as:

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

We may not realize all of the anticipated benefits of our merger with Immunex.

On July 15, 2002, we merged with Immunex. The success of our merger with Immunex will depend, in part, on our ability to realize the anticipated synergies, cost savings, and growth opportunities from integrating the businesses of Immunex with the businesses of Amgen. Our success in realizing these benefits and the timing of this realization depend upon the successful integration of the operations of Immunex. The integration of two independent companies is a complex, costly, and time-consuming process. The difficulties of combining the operations of the companies include, among others:

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

In addition, even if we are able to integrate Immunex’s operations successfully, this integration may not result in the realization of the full benefits of the synergies, cost savings, or sales and growth opportunities that we currently expect or that these benefits will be achieved within the anticipated time frame. For example, the elimination of significant duplicative costs may not be possible or may take longer than anticipated and the benefits from the merger may be offset by costs incurred in integrating the companies. We cannot assure you that the integration of Immunex with us will result in the realization of the full benefits anticipated by us to result from the merger. Our failure to achieve these benefits could have a material adverse effect on our results of operations.

Our marketing of ENBREL® will be dependent in part upon Wyeth.

Under the amended and restated promotion agreement, Amgen and Wyeth jointly market and sell ENBREL® in the U.S. and Canada. An ENBREL® management committee comprised of an equal number of representatives from Amgen and Wyeth is responsible for overseeing the marketing and sales of ENBREL®, including strategic planning, approval of an annual marketing plan, product pricing, and establishing an ENBREL® brand team. The ENBREL® brand team, with equal representation from each of Amgen and Wyeth, will prepare and implement the annual marketing plan and will be responsible for all sales activities. If Wyeth fails to market ENBREL® effectively or Amgen and Wyeth fail to coordinate their efforts effectively, Amgen’s sales of ENBREL® may not reach their full potential or may decline.

Sales of a substantial amount of shares of our common stock by Wyeth, or the perception that a large number of shares will be sold by Wyeth, could depress the market price of our common stock.

As of October 16, 2002, Wyeth beneficially owned approximately 96,786,358 shares of our common stock. As required by a stockholders’ rights agreement between us and Wyeth, we have filed with the Securities and Exchange Commission a shelf registration statement registering the resale, from time to time, by Wyeth of the shares of our common stock received and held by it in connection with our acquisition of Immunex. Under the stockholders’ rights agreement, subject to certain conditions and limitations, Wyeth may request us to effect up to two underwritten syndicated offerings by supplement or amendment to the shelf registration statement. In addition, beginning on July 15, 2003 and until July 15, 2006, Wyeth may request up to four demand registrations (i.e., require that we file four additional registration statements) registering the resale of the shares of our common stock received by Wyeth in connection with our acquisition of Immunex. As a result, subject to certain black out, lock up, and volume limitations set forth in the stockholders’ rights agreement, any of which may be waived or changed from time to time with the mutual consent of the parties, Wyeth will be entitled to sell a significant number of shares of our common stock. For example, the stockholders’ rights agreement provides that Wyeth may sell or transfer up to 20 million shares of our common stock (including common stock underlying derivative transactions) in any calendar quarter. If Wyeth sells a substantial number of shares, or the market perceives that a large number of shares will be sold by Wyeth, the market price of our common stock could decline.

ITEM 4.	CONTROLS AND PROCEDURES

The Company maintains “disclosure controls and procedures”, as such term is defined under Exchange Act Rule 13a-14(c), that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, the Company’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and the Company’s management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company has carried out an evaluation, within the 90 days prior to the date of filing of this report, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective in ensuring that material information relating to the Company, is made known to the Chief Executive Officer and Chief Financial Officer by others within the Company during the period in which this report was being prepared.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date the Company completed its evaluation.

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Certain of the Company’s legal proceedings are reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, with material developments since that report described in the Company’s Form 10-Q for the quarters ended March 31, 2002 and June 30, 2002, and below. While it is not possible to predict accurately or to determine the eventual outcome of these matters, the Company believes that the outcome of these proceedings will not have a material adverse effect on the annual financial statements of the Company.

Genentech Litigation

A trial date has been set for September 2, 2003.

Average Wholesale Price Litigation

The Company has been named in Peter Virag v. Allergan, Inc., et al., an action filed in the California Superior Court, Los Angeles County, on October 3, 2002. This action, which was brought under Section 17200 of California’s Business and Professions Code, broadly alleges that the Company, together with a large number of other pharmaceutical manufacturers, reported prices for certain products that overstate the Average Wholesale Price (“AWP”), allegedly inflating reimbursement, including co-payments paid to providers who prescribe and administer the products. The complaint alleges that defendants violated California’s Business and Professions Code (Section 17200) and seek undefined damages, together with equitable and injunctive relief.

Israel Bio-Engineering Project Litigation

On September 3, 2002, Israel Bio-Engineering Project (“IBEP”), filed a patent infringement lawsuit against the Company, the Company’s wholly-owned subsidiary, Immunex Corporation, Wyeth and Wyeth Pharmaceuticals in the U.S. District Court for the Central District of California, relating to a U.S. Patent No. 5,981,701. IBEP is not the legal title owner of this patent but it alleges equitable ownership. IBEP asserts that the manufacture and sale of ENBREL® (etanercept) infringes claim 1 of this patent. IBEP seeks an accounting of damages and of any royalties or license fees paid to a third party and seeks to have the damages trebled on account of alleged willful infringement. IBEP also seeks to force the defendants to take a compulsory non-exclusive license.

Johnson & Johnson Arbitration

On October 18, 2002 the arbitrator issued his ruling in the arbitration. He found that Johnson & Johnson had breached the license agreement (“License Agreement”) relating to certain patented technology and know-how of the Company to sell Epoetin alfa throughout the U.S. for all human uses except dialysis and diagnostics by promoting its brand of Epoetin alfa, Procrit®, into Amgen’s reserved dialysis market. While the arbitrator ruled that Johnson & Johnson’s conduct did not warrant termination of the License Agreement, he found Johnson & Johnson’s conduct was illegal. As a consequence, the arbitrator awarded the Company $150 million in damages. Based on these findings, the Company intends to apply to the arbitrator for reimbursement of its fees and costs, as the successful party in the arbitration. At the same time, Johnson & Johnson has indicated in press releases that they will also seek reimbursement of their fees and costs, as the successful party in the arbitration.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)  Reference is made to the Index to Exhibits included herein.

(b)  Reports on Form 8-K.

The Company filed three Current Reports on Form 8-K for the three months ended September 30, 2002. The first report dated July 15, 2002 reported the closing of the Company’s acquisition of Immunex effective July 15, 2002. The report provided an update to the Company’s description of the business as set forth in the Annual Report on Form 10-K for the year ended December 31, 2001, as well as a description of factors that may affect the Company’s business, after giving effect to the acquisition. The second report dated July 24, 2002 contained the Company’s press release announcing its earnings for the quarter ended June 30, 2002. The third report dated August 13, 2002 disclosed the signed certifications of the Chief Executive Officer and Chief Financial Officer for the Quarterly Report on Form 10-Q for the three months ended June 30, 2002, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMGEN INC. (Registrant)

Date: 11/5/02	By:	/s/ RICHARD D. NANULA
Richard D. Nanula Executive Vice President, Finance, Strategy and Communications, and Chief Financial Officer

Date: 11/5/02	By:	/s/ BARRY D. SCHEHR
Barry D. Schehr Vice President, Financial Operations, and Chief Accounting Officer

CERTIFICATIONS

I, Kevin W. Sharer, Chairman, Chief Executive Officer and President of Amgen Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Amgen Inc.;
2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and
6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: 11/5/02

/s/ KEVIN W. SHARER
Kevin W. Sharer Chairman, Chief Executive Officer And President

I, Richard D. Nanula, Executive Vice President, Finance, Strategy and Communications, and Chief Financial Officer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Amgen Inc.;
2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and
6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: 11/5/02

/s/ RICHARD D. NANULA
Richard D. Nanula Executive Vice President, Finance, Strategy and Communications, and Chief Financial Officer

AMGEN INC.

INDEX TO EXHIBITS

Exhibit No.		Description

2.1		Amended and Restated Agreement and Plan of Merger, dated as of December 16, 2001, by and among Amgen Inc., AMS Acquisition Inc., and Immunex Corporation. (28)

2.2		First Amendment to Amended and Restated Agreement and Plan of Merger, dated as of July 15, 2002 (30)

3.1		Restated Certificate of Incorporation as amended. (9)

3.2		Amended and Restated Bylaws of Amgen Inc. (as amended and restated July 15, 2002). (35)

3.3		Certificate of Amendment of Restated Certificate of Incorporation. (17)

3.4		Certificate of Designations of Series A Junior Participating Preferred Stock. (20)

4.1		Indenture dated January 1, 1992 between the Company and Citibank N.A., as trustee. (3)

4.2		First Supplement to Indenture, dated February 26, 1997 between the Company and Citibank N.A., as trustee. (6)

4.3		Officer’s Certificate pursuant to Sections 2.1 and 2.3 of the Indenture, as supplemented, establishing a series of securities “8-1/8% Debentures due April 1, 2097.” (8)

4.4		8-1/8% Debentures due April 1, 2097. (8)

4.5		Form of stock certificate for the common stock, par value $.0001 of the Company. (9)

4.6
Officer’s Certificate pursuant to Sections 2.1 and 2.3 of the Indenture, dated as of January 1, 1992, as supplemented by the First supplemental Indenture, dated as of February 26, 1997, each between the Company and Citibank, N.A., as Trustee, establishing a series of securities entitled “6.50% Notes Due December 1, 2007”. (11)

4.7		6.50% Notes Due December 1, 2007 described in Exhibit 4.6. (11)

4.8		Corporate Commercial Paper—Master Note between and among Amgen Inc., as Issuer, Cede & Co., as nominee of The Depository Trust Company and Citibank, N.A. as Paying Agent. (12)

4.9		Shareholders’ Rights Agreement dated as of December 16, 2001 by and among Amgen Inc., Wyeth (formerly American Home Products Corporation), MDP Holdings, Inc., and Lederle Parenterals, Inc. (25)

4.10		Indenture, dated as of March 1, 2002, between Amgen Inc. and LaSalle Bank National Association. (27)

4.11		Form of Liquid Yield Option™ Note due 2032. (27)

4.12		Registration Rights Agreement, dated as of March 1, 2002, between Amgen Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated. (27)

10.1+	*	Company’s Amended and Restated 1991 Equity Incentive Plan, effective July 15, 2002.

10.2+	*	Company’s Amended and Restated 1997 Equity Incentive Plan, effective July 15, 2002.

10.3		Shareholder’s Agreement of Kirin-Amgen, Inc., dated May 11, 1984, between the Company and Kirin Brewery Company, Limited. (20)

Exhibit No.		Description

10.4		Amendment Nos. 1, 2, and 3, dated March 19, 1985, July 29, 1985 and December 19, 1985, respectively, to the Shareholder’s Agreement of Kirin-Amgen, Inc., dated May 11, 1984. (17)

10.5		Product License Agreement, dated September 30, 1985, and Technology License Agreement, dated, September 30, 1985 between the Company and Ortho Pharmaceutical Corporation. (17)

10.6		Product License Agreement, dated September 30, 1985, and Technology License Agreement, dated September 30, 1985 between Kirin-Amgen, Inc. and Ortho Pharmaceutical Corporation. (17)

10.7+		Company’s Amended and Restated Employee Stock Purchase Plan. (17)

10.8		Research, Development Technology Disclosure and License Agreement PPO, dated January 20, 1986, by and between the Company and Kirin Brewery Co., Ltd. (1)

10.9
Amendment Nos. 4 and 5, dated October 16, 1986 (effective July 1, 1986) and December 6, 1986 (effective July 1, 1986), respectively, to the Shareholders Agreement of Kirin-Amgen, Inc. dated May 11, 1984. (20)

10.10		Assignment and License Agreement, dated October 16, 1986, between the Company and Kirin-Amgen, Inc. (20)

10.11		G-CSF European License Agreement, dated December 30, 1986, between Kirin-Amgen, Inc. and the Company. (20)

10.12	+	Company’s Retirement and Savings Plan (as amended and restated effective October 23, 2000). (20)

10.13	+	Company’s Amended and Restated 1988 Stock Option Plan. (5)

10.14	+	First Amendment to the Company’s Retirement and Savings Plan (as amended and restated effective October 23, 2000). (20)

10.15		Amendment, dated June 30, 1988, to Research, Development, Technology Disclosure and License Agreement: GM-CSF dated March 31, 1987, between Kirin Brewery Company, Limited and the Company. (2)

10.16		ENBREL® Supply Agreement, dated April 12, 2002, between Immunex Corporation and Genentech, Inc. (with certain confidential information deleted therefrom). (31)

10.17
Partnership Purchase Agreement, dated March 12, 1993, between the Company, Amgen Clinical Partners, L.P., Amgen Development Corporation, the Class A limited partners and the Class B limited partner. (4)

10.18	+	Amgen Inc. Supplemental Retirement Plan (As Amended and Restated Effective November 1, 1999). (16)

10.19	+	First Amendment to Amgen Inc. Change of Control Severance Plan. (17)

10.20	+	Amended and Restated Amgen Performance Based Management Incentive Plan. (15)

10.21
Credit Agreement, dated as of May 28, 1998, among Amgen Inc., the Borrowing Subsidiaries named therein, the Banks named therein, Citibank, N.A., as Issuing Bank, and Citicorp USA, Inc., as Administrative Agent. (13)

10.22		G-CSF United States License Agreement dated June 1, 1987 (effective July 1, 1986) between Kirin-Amgen, Inc. and the Company. (20)

10.23		Amendment No. 1 dated October 20, 1988 to Kirin-Amgen, Inc./Amgen G-CSF United States License Agreement dated June 1, 1987 (effective July 1, 1986). (20)

10.24		Amendment No. 2 dated October 17, 1991 (effective November 13, 1990) to Kirin-Amgen, Inc./Amgen G-CSF United States License Agreement dated June 1, 1987 (effective July 1, 1986). (20)

10.25		Amendment No. 10 dated March 1, 1996 to the Shareholders’ Agreement of Kirin-Amgen, Inc. dated May 11, 1984. (20)

10.26	+	Amgen Inc. Change of Control Severance Plan effective as of October 20, 1998. (14)

Exhibit No.		Description

10.27		Preferred Share Rights Agreement, dated as of December 12, 2000, between Amgen Inc. and American Stock Transfer and Trust Company, as Rights Agent. (19)

10.28	+	First Amendment, effective January 1, 1998, to the Company’s Amended and Restated Employee Stock Purchase Plan. (10)

10.29		Amendment No. 11 dated March 20, 2000 to the Shareholders’ Agreement of Kirin-Amgen, Inc. dated May 11, 1984. (20)

10.30	+	Agreement between Amgen Inc. and Dr. Fabrizio Bonanni, dated March 3, 1999. (16)

10.31		Amendment No. 1 dated June 1, 1987 to Kirin-Amgen, Inc./Amgen G-CSF European License Agreement dated December 30, 1986. (20)

10.32		Amendment No. 2 dated March 15, 1988 to Kirin-Amgen, Inc./Amgen G-CSF European License Agreement dated December 30, 1986. (20)

10.33		Amendment No. 3 dated October 20, 1988 to Kirin-Amgen, Inc./Amgen G-CSF European License Agreement dated December 30, 1986. (20)

10.34		Amendment No. 4 dated December 29, 1989 to Kirin-Amgen, Inc./Amgen G-CSF European License Agreement dated December 30, 1986. (20)

10.35	+	Company’s Amended and Restated 1987 Directors’ Stock Option Plan. (7)

10.36	+	Amgen Inc. Amended and Restated 1993 Equity Incentive Plan (formerly known as the Immunex Corporation 1993 Stock Option Plan). (32)

10.37	+	Amgen Inc. Executive Incentive Plan. (28)

10.38	+	Promissory Note of Dr. Fabrizio Bonanni, dated August 7, 1999. (16)

10.39	+	Promissory Note of Dr. Fabrizio Bonanni, dated October 29, 1999. (16)

10.40	+	2002 Special Severance Pay Plan for Amgen Employees. (35)

10.41	+	Agreement between Amgen Inc. and Mr. Gordon M. Binder, dated May 10, 2000. (17)

10.42		Amendment No. 6 dated May 11, 1984 to the Shareholders’ Agreement of Kirin-Amgen, Inc. dated May 11, 1984. (20)

10.43		Amendment No. 7 dated July 17, 1987 (effective April 1, 1987) to the Shareholders’ Agreement of Kirin-Amgen, Inc. dated May 11, 1984. (20)

10.44		Amendment No. 8 dated May 28, 1993 (effective November 13, 1990) to the Shareholders’ Agreement of Kirin-Amgen, Inc. dated May 11, 1984. (20)

10.45		Amendment No. 9 dated December 9, 1994 (effective June 14, 1994) to the Shareholders’ Agreement of Kirin-Amgen, Inc. dated May 11, 1984. (20)

10.46	+	Agreement between Amgen Inc. and Mr. George J. Morrow, dated March 3, 2001. (21)

10.47	+	Promissory Note of Mr. George J. Morrow, dated March 11, 2001. (21)

10.48	+	Agreement between Amgen Inc. and Dr. Roger M. Perlmutter, M.D., Ph.D., dated March 5, 2001. (21)

10.49	+	Agreement between Amgen Inc. and Mr. Brian McNamee, dated May 5, 2001. (22)

10.50	+	Agreement between Amgen Inc. and Mr. Richard Nanula, dated May 15, 2001. (22)

10.51	+	Promissory Note of Mr. Richard Nanula, dated June 27, 2001. (22)

10.52	+	Promissory Note of Dr. Roger M. Perlmutter, dated June 29, 2001. (22)

10.53	+	Second Amendment to the Amgen Retirement and Savings Plan as amended and restated effective October 23, 2000. (23)

10.54	+	Second Amendment to the Amgen Inc. Change of Control Severance Plan. (23)

10.55	+	First Amendment to the Amgen Supplemental Retirement Plan as amended and restated effective November 1, 1999. (23)

10.56	+	Agreement between Amgen Inc. and Dr. George Morstyn, dated July 19, 2001. (23)

10.57	+	Promissory Note of Mr. Brian McNamee, dated May 30, 2001. (23)

10.58	+	Restricted Stock Purchase Agreement between Amgen Inc. and Mr. Richard Nanula, dated May 16, 2001. (23)

Exhibit No.		Description

10.59	+	Restricted Stock Purchase Agreement between Amgen Inc. and Dr. Roger M. Perlmutter, dated January 8, 2001. (23)

10.60	+	Agreement between Amgen Inc. and Dr. Beth C. Seidenberg, dated December 21, 2001. (26)

10.61	+	Amendment to Agreement between Amgen Inc. and Dr. Beth C. Seidenberg, dated December 21, 2001. (26)

10.62	+	Second Amendment to the Amgen Supplemental Retirement Plan (As Amended and Restated Effective November 1, 1999), effective January 1, 2002. (26)

10.63	+	Third Amendment to the Amgen Retirement and Savings Plan (as amended and restated effective October 23, 2000), effective February 1, 2002. (26)

10.64	+	Amgen Inc. Executive Nonqualified Retirement Plan, effective January 1, 2001. (26)

10.65	+	Nonqualified Deferred Compensation Plan, effective January 1, 2002. (26)

10.66		Shareholder voting agreement dated as of December 16, 2001 by and among Amgen Inc., Wyeth (formerly American Home Products Corporation), MDP Holdings, Inc., and Lederle Parenterals, Inc. (24)

10.67	+	Agreement between Amgen Inc. and Dr. Joseph Miletich, dated March 22, 2002. (29)

10.68	+	Restricted Stock Purchase Agreement between Amgen Inc. and Dr. Joseph Miletich, dated April 1, 2002. (29)

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

10.71	+	Amgen Inc. Amended and Restated 1999 Equity Incentive Plan (formerly known as the Immunex Corporation 1999 Stock Option Plan). (32)

10.72	+	Amgen Inc. Amended and Restated 1999 Stock Purchase Plan (formerly known as the Immunex Corporation 1999 Stock Purchase Plan). (32)

10.73	+	Immunex Corporation Stock Option Plan for Nonemployee Directors, as amended. (32)

10.74	+	Amgen Inc. Profit Sharing 401(k) Plan and Trust (formerly know as the Immunex Corporation Profit Sharing 401(k) Plan and Trust). (32)

10.75
ENBREL® Supply Agreement among Immunex Corporation, American Home Products Corporation and Boehringer Ingelheim Pharma KG, dated as of November 5, 1998 (with certain confidential information deleted therefrom). (33)

10.76
Amendment No. 1 to the ENBREL® Supply Agreement among Immunex Corporation, American Home Products Corporation and Boehringer Ingelheim Pharma KG, dated June 27, 2000 (with certain confidential information deleted therefrom). (34)

10.77
Amendment No. 2 to the ENBREL® Supply Agreement among Immunex Corporation, American Home Products Corporation and Boehringer Ingelheim Pharma KG, dated June 3, 2002 (with certain confidential information deleted therefrom). (35)

10.78		Asset Purchase Agreement, dated May 2, 2002, by and between Immunex Corporation and Schering Aktiengesellschaft (with certain confidential information deleted therefrom). (35)

10.79		Amendment No. 1 to the Asset Purchase Agreement dated as of June 25, 2002, by and between Immunex Corporation and Schering Aktiengesellschaft. (35)

Exhibit No.		Description

10.80		Amendment No. 2 to the Asset Purchase Agreement dated as of July 17, 2002, by and between Immunex Corporation and Schering Aktiengesellschaft. (35)

10.81	+	Promissory Note of Ms. Beth Seidenberg, dated March 20, 2002. (35)

10.82	+	Agreement between Amgen Inc. and Edward Fritzky, dated July 15, 2002. (35)

10.83	+	Restricted Stock Purchase Agreement between Amgen Inc. and Edward Fritzky, dated July 15, 2002. (35)

10.84	+	Stock Option Agreement between Amgen Inc. and Edward Fritzky, dated July 15, 2002. (35)

10.85	+	Agreement between Amgen Inc. and Dr. Douglas Williams, dated July 15, 2002. (35)

10.86	+	Promissory Note of Dr. Hassan Dayem, dated July 10, 2002. (35)

*	Filed herewith.
+	Management contract or compensatory plan or arrangement.
(1)	Filed as an exhibit to Amendment No. 1 to Form S-1 Registration Statement (Registration No. 33-3069) on March 11, 1986 and incorporated herein by reference.
(2)	Filed as an exhibit to Form 8 amending the Quarterly Report on Form 10-Q for the quarter ended June 30, 1988 on August 25, 1988 and incorporated herein by reference.
(3)	Filed as an exhibit to Form S-3 Registration Statement dated December 19, 1991 and incorporated herein by reference.
(4)	Filed as an exhibit to the Form 8-A dated March 31, 1993 and incorporated herein by reference.
(5)	Filed as an exhibit to the Form 10-Q for the quarter ended September 30, 1996 on November 5, 1996 and incorporated herein by reference.
(6)	Filed as an exhibit to the Form 8-K Current Report dated March 14, 1997 on March 14, 1997 and incorporated herein by reference.
(7)	Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1996 on March 24, 1997 and incorporated herein by reference.
(8)	Filed as an exhibit to the Form 8-K Current Report dated April 8, 1997 on April 8, 1997 and incorporated herein by reference.
(9)	Filed as an exhibit to the Form 10-Q for the quarter ended March 31, 1997 on May 13, 1997 and incorporated herein by reference.
(10)	Filed as an exhibit to the Form 10-Q for the quarter ended June 30, 1997 on August 12, 1997 and incorporated herein by reference.
(11)	Filed as an exhibit to the Form 8-K Current Report dated and filed on December 5, 1997 and incorporated herein by reference.
(12)	Filed as an exhibit to the Form 10-Q for the quarter ended March 31, 1998 on May 13, 1998 and incorporated herein by reference.
(13)	Filed as an exhibit to the Form 10-Q for the quarter ended June 30, 1998 on August 14, 1998 and incorporated herein by reference.
(14)	Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1998 on March 16, 1999 and incorporated herein by reference.
(15)	Filed as an exhibit to the Form 10-Q for the quarter ended June 30, 1999 on August 3, 1999 and incorporated herein by reference.
(16)	Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1999 on March 7, 2000 and incorporated herein by reference.
(17)	Filed as an exhibit to the Form 10-Q for the quarter ended June 30, 2000 on August 1, 2000 and incorporated herein by reference.

(18)	Filed as an exhibit to the Form 10-Q for the quarter ended September 30, 2000 on November 14, 2000 and incorporated herein by reference.
(19)	Filed as an exhibit to the Form 8-K Current Report dated December 13, 2000 on December 18, 2000 and incorporated herein by reference.
(20)	Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2000 on March 7, 2001 and incorporated herein by reference.
(21)	Filed as an exhibit to the Form 10-Q for the quarter ended March 31, 2001 on May 14, 2001 and incorporated herein by reference.
(22)	Filed as an exhibit to the Form 10-Q for the quarter ended June 30, 2001 on July 27, 2001 and incorporated herein by reference.
(23)	Filed as an exhibit to the Form 10-Q for the quarter ended September 30, 2001 on October 26, 2001 and incorporated herein by reference.
(24)	Filed as an exhibit to the Form 8-K Current Report dated December 16, 2001 on December 17, 2001 and incorporated herein by reference.
(25)	Filed as an exhibit to the Form S-4 Registration Statement dated January 31, 2002 and incorporated herein by reference.
(26)	Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2001 on February 26, 2002 and incorporated herein by reference.
(27)	Filed as an exhibit to the Form 8-K Current Report dated February 21, 2002 on March 1, 2002 and incorporated herein by reference.
(28)	Filed as an exhibit to Amendment No. 1 to the Form S-4 Registration Statement dated March 22, 2002 and incorporated herein by reference.
(29)	Filed as an exhibit to the Form 10-Q for the quarter ended March 31, 2002 on April 29, 2002 and incorporated herein by reference.
(30)	Filed as an exhibit to the Post-Effective Amendment No. 1 to the Form S-4 Registration Statement dated July 15, 2002 and incorporated herein by reference.
(31)	Filed as an exhibit to Form 8-K Current Report of Immunex Corporation dated April 12, 2002 on May 7, 2002 and incorporated herein by reference.
(32)	Filed as an exhibit to the Form S-8 dated July 16, 2002 and incorporated herein by reference.
(33)	Filed as an exhibit to the Annual Report on Form 10-K of Immunex Corporation for the year ended December 31, 1998.
(34)	Filed as an exhibit to the Form 10-Q of Immunex Corporation for the quarter ended June 30, 2000.
(35)	Filed as an exhibit to the Form 10-Q for the quarter ended June 30, 2002 on August 13, 2002 and incorporated herein by reference.