Form 10-K
period 2002-12-31
AMGEN INC
filed 2003-03-10
CIK 318154

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For	the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-12477

AMGEN INC.

(Exact name of registrant as specified in its charter)

Delaware	95-3540776
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Amgen Center Drive, Thousand Oaks, California 91320-1799

(Address of principal executive offices) (Zip Code)

(805) 447-1000

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(g) of the Act:

Common stock, $0.0001 par value; preferred share purchase rights;

Contractual contingent payment rights

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer.  ☒

The approximate aggregate market value of voting and non-voting stock held by non-affiliates of the registrant was $66,733,672,440 as of February 13, 2003 (A)

1,292,333,187

(Number of shares of common stock outstanding as of February 13, 2003)

(A)	Excludes 3,540,749 shares of common stock held by directors and officers, and any stockholders whose ownership exceeds five percent of the shares outstanding, at February 13, 2003. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, directly or indirectly, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

PART I

Item 1.    BUSINESS

Overview

Amgen Inc. (including its subsidiaries, “Amgen” or the “Company”) is a global biotechnology company that discovers, develops, manufactures, and markets human therapeutics based on advances in cellular and molecular biology. In July 2002, Amgen completed its acquisition of Immunex Corporation (“Immunex”). Immunex was a leading biotechnology company dedicated to developing immune system science to protect human health.

The Company markets human therapeutic products including, EPOGEN® (Epoetin alfa), Aranesp® (darbepoetin alfa), NEUPOGEN® (Filgrastim), Neulasta™ (pegfilgrastim), and Kineret® (anakinra). Amgen acquired the rights to ENBREL® (etanercept) as a result of the Immunex acquisition. ENBREL® is marketed with Wyeth under a co-promotion agreement. EPOGEN® stimulates the production of red blood cells and is marketed in the United States for the treatment of anemia associated with chronic renal failure in patients on dialysis. Aranesp® stimulates the production of red blood cells and is marketed in the United States, most countries in Europe, Australia, and New Zealand for the treatment of anemia associated with chronic renal failure, including patients on dialysis and patients not on dialysis. Aranesp® is also marketed in the United States for the treatment of chemotherapy-induced anemia in patients with non-myeloid malignancies. Aranesp® is approved in Europe for the treatment of anemia in adult cancer patients with solid tumors receiving chemotherapy, and has been launched in several countries in Europe for this indication. NEUPOGEN® selectively stimulates the production of neutrophils, one type of white blood cell. The Company markets NEUPOGEN® in the United States, certain countries in Europe, Canada, and Australia for use in decreasing the incidence of infection in patients undergoing myelosuppressive chemotherapy. In addition, NEUPOGEN® is marketed in most of these countries for use in increasing neutrophil counts in various other treatment modalities. The Company began marketing Neulasta™ in the United States in April 2002 to decrease the incidence of infection, as manifested by febrile neutropenia in patients with non-myeloid malignancies receiving myelosuppressive anti-cancer drugs associated with a clinically significant incidence of febrile neutropenia. In August 2002, the European Commission approved Neulasta™ for the reduction in the duration of neutropenia and the incidence of febrile neutropenia in patients with cytotoxic chemotherapy for malignancy. In January 2003, the Company commenced launching Neulasta™ in Europe on a country-by-country basis as reimbursement has been established. ENBREL® blocks the biologic activity of tumor necrosis factor (“TNF”) by competitively inhibiting TNF, a substance induced in response to inflammatory and immunological responses. ENBREL® is marketed in the United States and Canada for the reduction of the signs and symptoms in patients with moderately to severely active rheumatoid arthritis. Kineret® blocks the biologic activity of interleukin-1 (“IL-1”), a substance that mediates inflammatory and immunological responses. Kineret® is marketed in the United States for the reduction of the signs and symptoms of moderately to severely active rheumatoid arthritis, in patients 18 years of age or older who have failed one or more disease modifying antirheumatic drugs. Kineret® is also approved for use in Europe and Canada. In addition, Amgen has entered into licensing and/or co-promotion agreements to market certain of its products including Aranesp®, NEUPOGEN®, and Neulasta™ in certain geographic areas outside of the United States.

The Company focuses its research and development efforts on human therapeutics delivered in the form of proteins, monoclonal antibodies, and small molecules in the areas of nephrology, oncology, inflammation, neurology, and metabolic disorders. The Company has research facilities in the United States, and has clinical development staff in the United States, Europe, Canada, Australia, and Japan. In addition to internal research and development efforts, the Company has acquired certain product and technology rights and has established research and development collaborations.

The Company manufactures EPOGEN®, Aranesp®, NEUPOGEN®, Neulasta™, ENBREL®, and Kineret®. Amgen operates commercial manufacturing facilities located in the United States, Puerto Rico, and a packaging and distribution center in The Netherlands. Additional supply of ENBREL® is produced by contract manufacturers. A sales and marketing force is maintained in the United States, Europe, Canada, Australia, and New Zealand.

The Company was incorporated in California in 1980 and was merged into a Delaware corporation in 1987. Amgen’s principal executive offices are located at One Amgen Center Drive, Thousand Oaks, California 91320-1799.

Products

EPOGEN® (Epoetin alfa)

EPOGEN® (proper name—Epoetin alfa) is Amgen’s registered trademark for its recombinant human erythropoietin product, a protein that stimulates red blood cell production. Red blood cells transport oxygen to all cells of the body. Without adequate amounts of erythropoietin, the red blood cell count is reduced, thereby diminishing the ability of the blood to deliver sufficient amounts of oxygen to the body, resulting in anemia. People with chronic renal failure suffer from anemia because they do not produce sufficient amounts of erythropoietin, which is normally produced in healthy kidneys. Amgen markets EPOGEN® for the treatment of anemia associated with chronic renal failure for patients who are on dialysis. EPOGEN® is indicated to elevate or maintain the red blood cell level (as determined by hematocrit or hemoglobin measurements) and to decrease the need for blood transfusions in these patients.

In the United States, Amgen was granted rights to market recombinant human erythropoietin under a licensing agreement with Kirin-Amgen, Inc. (“Kirin-Amgen”), a joint venture between Kirin Brewery Company, Limited (“Kirin”) and Amgen (see “Joint Ventures and Business Relationships—Kirin Brewery Company, Limited”). The Company received U.S. Food and Drug Administration (“FDA”) approval and launched EPOGEN® in 1989 for the treatment of anemia associated with chronic renal failure. In November 1999, the FDA approved EPOGEN® for the treatment of anemia in children with chronic renal failure who are on dialysis.

The Company has retained exclusive rights to market EPOGEN® in the United States for dialysis patients. Amgen has granted Ortho Pharmaceutical Corporation (which has assigned its rights under the Product License Agreement to Ortho Biotech Products, L.P., a subsidiary of Johnson & Johnson, hereafter referred to as “Johnson & Johnson”) a license to commercialize recombinant human erythropoietin as a human therapeutic in the United States in all markets other than dialysis (see “Joint Ventures and Business Relationships—Johnson & Johnson”). Johnson & Johnson markets recombinant human erythropoietin under the trademark PROCRIT® in the United States (see Note 1 to the Consolidated Financial Statements, “Summary of significant accounting policies—Product sales”).

EPOGEN® sales for the years ended December 31, 2002, 2001, and 2000 were $2,260.6 million, $2,108.5 million, and $1,962.9 million, respectively.

Aranesp® (darbepoetin alfa)

Aranesp® (proper name—darbepoetin alfa) is Amgen’s registered trademark for its erythropoiesis stimulating protein, a protein that stimulates red blood cell production. A reduced red blood cell count can result in anemia (see “—EPOGEN® (Epoetin alfa)”). Since this protein leaves the body more slowly, Aranesp® should be administered less frequently than Epoetin alfa, thus simplifying anemia management for patients and health care providers.

The Company has an agreement with Kirin to jointly develop darbepoetin alfa through its joint venture, Kirin-Amgen (see “Joint Ventures and Business Relationships—Kirin Brewery Company, Limited”). Amgen was granted an exclusive license by Kirin-Amgen to manufacture and market darbepoetin alfa in the United States, all European countries, Canada, Australia, New Zealand, Mexico, and all Central and South American countries. In 2001, the Company received approval to market Aranesp® in the United States, most countries in Europe, Australia, and New Zealand for the treatment of anemia associated with chronic renal failure, including patients on dialysis and patients not on dialysis. In July 2002, the Company received approval to market Aranesp® in the United States for the treatment of chemotherapy-induced anemia in patients with non-myeloid malignancies. In August 2002, Aranesp® was approved in Canada for the treatment of anemia associated with chronic renal failure, including patients on dialysis and patients not on dialysis. In August 2002, the European Commission approved Aranesp® for the treatment of anemia in adult cancer patients with solid tumors receiving chemotherapy. Aranesp® has been launched in several countries in Europe for this indication. Amgen markets darbepoetin alfa under the brand name Nespo® in Italy.

Worldwide Aranesp® sales for the years ended December 31, 2002 and 2001 were $415.6 million and $41.5 million, respectively.

NEUPOGEN® (Filgrastim)

NEUPOGEN® (proper name—Filgrastim) is Amgen’s registered trademark for its recombinant-methionyl human granulocyte colony-stimulating factor (“G-CSF”), a protein that selectively stimulates production of certain white blood cells known as neutrophils. Neutrophils defend against infection. Treatments for various diseases and diseases themselves can result in extremely low numbers of neutrophils, a condition called neutropenia. Myelosuppressive chemotherapy, one treatment option for individuals with certain types of cancers, targets cell types which grow rapidly, such as tumor cells, neutrophils, and other types of blood cells. Myelosuppressive chemotherapy can be administered with the intent to cure cancer (curative setting) or with the intent to reduce pain and other complications of cancer by managing tumor growth (palliative setting). NEUPOGEN® is prescribed more frequently in the curative setting. Providing NEUPOGEN® as an adjunct to myelosuppressive chemotherapy can reduce the duration of neutropenia and thereby reduce the potential for infection.

Severe chronic neutropenia is an example of disease-related neutropenia. In severe chronic neutropenia, the body fails to manufacture sufficient neutrophils. Daily administration of NEUPOGEN® has been shown to reduce the incidence and duration of neutropenia-related consequences, such as fever and infections, in symptomatic patients with severe chronic neutropenia.

Patients undergoing bone marrow transplantation may be treated with NEUPOGEN® to accelerate recovery of neutrophils following chemotherapy and bone marrow infusion. NEUPOGEN® also has been shown to induce immature blood cells (progenitor cells, sometimes referred to as stem cells) to migrate (mobilize) from the bone marrow into the blood circulatory system. When these peripheral blood progenitor cells (“PBPC”) are collected from the blood, stored, and re-infused (transplanted) after high dose chemotherapy, recovery of platelets, red blood cells, and neutrophils is accelerated. PBPC transplantation may be an alternative to autologous bone marrow transplantation for some cancer patients.

In the United States, NEUPOGEN® was initially indicated to decrease the incidence of infection as manifested by febrile neutropenia for patients with non-myeloid malignancies undergoing myelosuppressive chemotherapy. Subsequently, the FDA approved NEUPOGEN® for additional indications: to reduce the duration of neutropenia and neutropenia-related consequences for patients with non-myeloid malignancies undergoing myeloablative chemotherapy followed by bone marrow transplantation; to reduce the incidence and duration of neutropenia-related consequences in symptomatic patients with congenital neutropenia, cyclic neutropenia, or idiopathic neutropenia (collectively, severe chronic neutropenia); for use in mobilization of PBPC for stem cell transplantation; and to reduce the recovery time of neutrophils and the duration of fever following induction or consolidation chemotherapy treatment in adult patients with acute myelogenous leukemia (“AML”). In Europe, Canada, and Australia, NEUPOGEN® is marketed for these same indications. The Company also markets NEUPOGEN® in Europe, Canada, and Australia for the treatment of neutropenia in HIV patients receiving antiviral and/or other myelosuppressive medications.

Amgen was granted rights to market G-CSF under a licensing agreement with Kirin-Amgen in the United States, Europe, Canada, Australia, and New Zealand. The Company began selling NEUPOGEN® in the United States in 1991. In May 2002, the Company acquired certain rights related to the commercialization of NEUPOGEN® and GRANULOKINE® (Filgrastim) and pegfilgrastim in the European Union (“EU”) from F. Hoffmann-La Roche Ltd (“Roche”). Prior to this acquisition, NEUPOGEN® and GRANULOKINE® were commercialized in the EU under a co-promotion agreement between Amgen and Roche. Roche will continue as the licensee for Filgrastim and pegfilgrastim in certain countries outside the United States and the EU (see “Joint Ventures and Business Relationships—F. Hoffmann-La Roche Ltd”). Amgen markets Filgrastim under the brand name GRANULOKINE® in Italy.

Worldwide NEUPOGEN® sales for the years ended December 31, 2002, 2001, and 2000 were $1,379.6 million, $1,346.4 million, and $1,223.7 million, respectively.

Neulasta™ (pegfilgrastim)

Neulasta™ (proper name—pegfilgrastim) is Amgen’s trademark for a protein that selectively stimulates production of certain white blood cells known as neutrophils and is based on the Filgrastim molecule. A polyethylene glycol molecule or “PEG” unit is added to enlarge the Filgrastim molecule, thereby extending its half-life and causing it to be removed more slowly from the body. This allows for administration as a single dose per chemotherapy cycle compared with NEUPOGEN® which requires more frequent dosing.

Amgen was granted rights to market pegfilgrastim under a licensing agreement with Kirin-Amgen. In January 2002, the FDA approved Neulasta™ for decreasing the incidence of infection, as manifested by febrile neutropenia, in patients with non-myeloid malignancies receiving myelosuppressive anti-cancer drugs associated with a clinically significant incidence of febrile neutropenia. The Company launched Neulasta™ in the United States in April 2002 for this indication. In August 2002, the European Commission approved Neulasta™ for the reduction in the duration of neutropenia and the incidence of febrile neutropenia in patients with cytotoxic chemotherapy for malignancy. In January 2003, the Company commenced launching Neulasta™ in Europe on a country-by-country basis as reimbursement has been established. Amgen markets pegfilgrastim under the brand name Neupopeg™ in Italy.

Neulasta™ sales for the year ended December 31, 2002 were $463.5 million.

ENBREL® (etanercept)

ENBREL® (proper name—etanercept) is Amgen’s registered trademark for its TNF receptor fusion protein that inhibits the binding of TNF to TNF receptors, resulting in a significant reduction in inflammatory activity. ENBREL® was launched in November 1998 by Immunex. Amgen acquired the rights to ENBREL® in July 2002 as part of its acquisition of Immunex. In the United States, ENBREL® is indicated for reducing the signs and symptoms and inhibiting the progression of structural damage in patients with moderately to severely active rheumatoid arthritis. In addition, the FDA approved ENBREL® for the following indications: for reducing the signs and symptoms of moderately to severely active polyarticular-course juvenile rheumatoid arthritis in patients who have had an inadequate response to one or more disease-modifying antirheumatic drugs, and for reducing the signs and symptoms of active arthritis in patients with psoriatic arthritis.

As part of its acquisition of Immunex, the Company entered into a co-promotion agreement and co-development agreement with Wyeth. Under the terms of these agreements, Amgen and Wyeth market and sell ENBREL® in the United States and Canada and develop certain future indications of ENBREL® for use in these geographic territories. In return for these efforts, Wyeth is paid a share of the resulting profits on sales of ENBREL®, after deducting the applicable cost of sales, including royalties paid to third parties, and associated research and development (“R&D”) and selling and marketing expenses (see “Joint Ventures and Business Relationships—Wyeth”).

ENBREL® sales for the period from July 16, 2002 through December 31, 2002 were $362.1 million.

Kineret® (anakinra)

Kineret® (proper name—anakinra) is Amgen’s registered trademark for its recombinant nonglycosylated form of the human interleukin-1 (“IL-1”) receptor antagonist. Kineret® blocks the biologic activity of IL-1 by competitively inhibiting IL-1 binding to the interleukin-1 type I receptor, which is expressed in a wide variety of tissues. IL-1 production is induced in response to inflammatory stimuli and mediates various physiologic responses including inflammatory and immunological responses.

In November 2001, Amgen received FDA approval and began marketing Kineret® in the United States for the reduction of the signs and symptoms of moderately to severely active rheumatoid arthritis, in patients 18 years of age or older who have failed one or more disease modifying antirheumatic drugs. In March 2002, Kineret® was approved in Europe for the treatment of the signs and symptoms of rheumatoid arthritis in combination with methotrexate, in patients with an inadequate response to methotrexate alone. In May 2002, Kineret® was approved in Canada to reduce the signs and symptoms of active rheumatoid arthritis in patients 18 years of age or older.

Worldwide Kineret® sales for the years ended December 31, 2002 and 2001 were $69.9 million and $12.3 million, respectively.

Product Candidates

The Company focuses its research and development efforts on human therapeutics delivered in the form of proteins, monoclonal antibodies, and small molecules in the areas of nephrology, oncology, inflammation, neurology, and metabolic disorders (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)—Financial Outlook—Forward looking statements and factors that may affect Amgen—Our product development efforts may not result in commercial products”).

Nephrology

A focus of the Company’s R&D effort is in the area of hyperparathyroidism (“HPT”). HPT is a disorder that results from excessive secretion of parathyroid hormone (“PTH”) from the parathyroid gland. Symptoms of HPT include bone loss, muscle weakness, depression, and forgetfulness. Secondary HPT is commonly seen as a result of kidney failure, affecting a majority of dialysis patients. Primary HPT principally afflicts post-menopausal women. The Company has entered into a license agreement with NPS Pharmaceuticals, Inc. (“NPS”) for Amgen to develop and commercialize calcimimetic small molecules based on NPS’s proprietary calcium receptor technology for the treatment of HPT. The Company has conducted separate phase 2 clinical trials for primary and secondary HPT with a second generation calcimimetic compound (Cinacalcet hydrochloride). In 2000 and 2001, data from phase 2 studies with Cinacalcet hydrochloride were presented demonstrating that treatment with small-molecule calcimimetics results in dose-dependent decreases in PTH levels and control of elevated calcium levels. A phase 3 clinical trial with Cinacalcet hydrochloride in secondary HPT is ongoing and enrollment has been completed.

Oncology

Certain tissue growth factors are believed to play a role in tissue protection, regeneration and/or repair processes. Mucositis is a side effect often experienced by patients undergoing radiation therapy and chemotherapy and is characterized as the irritation or ulceration of the lining of the gastrointestinal tract. Amgen currently is conducting research with Keratinocyte Growth Factor (“KGF”) to prevent and treat mucositis. A phase 3 clinical trial evaluating the effects of KGF in decreasing the incidence and duration of oral mucositis in patients with hematologic malignancies undergoing chemotherapy and radiation therapy with autologous PBPC transplantation was completed in the latter part of 2002. In January 2003, the Company announced that preliminary analysis of the data suggested that KGF reduced the duration and incidence of severe mucositis in those who received it, as compared to placebo.

In 2002, as part of the Immunex acquisition, Amgen and Abgenix, Inc. (“Abgenix”) have an agreement providing for the joint development and commercialization of ABX-EGF, a fully human antibody created by Abgenix. ABX-EGF targets the receptor for human epidermal growth factor, or EGFr, which is overexpressed on some of the most prevalent human solid tumor types, including lung, colorectal, pancreatic, renal cell, prostate, and esophageal. Amgen and Abgenix have a series of Phase 2 clinical trials to evaluate ABX-EGF for the treatment of several types of cancer

In December 2000, the Company acquired the rights from Immunomedics, Inc. (“Immunomedics”) to develop and commercialize epratuzumab. Epratuzumab is currently being evaluated for the treatment of non-Hodgkin’s lymphoma (“NHL”). Epratuzumab is a humanized monoclonal antibody. Preliminary research and early-stage clinical trials showed epratuzumab has some level of anti-tumor activity, either directly or indirectly, against some B-cell malignancies. In July 2001, the Company initiated a phase 3 clinical trial. The phase 3 clinical trial was designed to evaluate epratuzumab for the treatment of low-grade NHL in patients who failed to respond, or who responded for less than six months, to rituximab, a monoclonal antibody approved for the treatment of certain types of NHL (see “Competition—Cancer”). In January 2003, the Company announced the closure of this phase 3 study as epratuzumab did not, as a single agent, provide sufficient benefit to meet protocol-specified criteria for continued evaluation using the regimen. A phase 1/2 clinical trial of epratuzumab in combination with rituximab to treat low-grade and aggressive NHL is ongoing. In 2001, the Company initiated a phase 2 clinical trial of epratuzumab in combination with rituximab in low-grade NHL patients and a phase 2 clinical trial of epratuzumab in aggressive NHL patients.

Osteoprotegerin (“OPG”) is implicated in the regulation of bone mass. Bone mass is maintained in the body by the regulation of the competing activities of bone forming cells (osteoblasts) and bone resorbing cells (osteoclasts). Cancer metastases (cancers which have spread from their original tumor site) to bone cause bone destruction, leading to fractures and bone pain. In preclinical studies, OPG has been shown to inhibit the osteoclast mediated bone destruction induced by invading cancer cells. The Company completed phase 1 studies with the initial molecule in its OPG program. Data from these studies validated the importance of this pathway in the pathology of bone disorders. The Company has selected a lead candidate and is currently conducting phase 1 studies in metastatic bone disease and a phase 2 study in osteoporosis.

Inflammation

The inflammatory response is essential for defense against harmful microorganisms and for the repair of damaged tissues. The failure of the body’s control mechanisms for the inflammatory response results in conditions such as rheumatoid arthritis. In September 2002, the Company submitted a supplemental Biologics License Application (“sBLA”) with the FDA for the use of ENBREL® to improve physical function in patients with moderately to severely active rheumatoid arthritis. In October 2002, the Company submitted an sBLA with the FDA to further expand the use of ENBREL® to inhibit the progression of structural damage in psoriatic arthritis patients. The filing was based on the results of a 12-month, double-blind, placebo controlled trial. In December 2002, the Company also submitted an sBLA with the FDA supporting once-weekly dosing of ENBREL®. The filing was based on results from a phase 3 study demonstrating that patients treated with 50 mg of ENBREL® once weekly achieved similar efficacy, tolerability, and pharmacokinetics when compared to patients receiving 25 mg of ENBREL® twice weekly. Additionally, in January 2003, the Company submitted an sBLA with the FDA to expand the labeling of ENBREL® to treat ankylosing spondylitis (“AS”), a chronic inflammatory disease predominantly affecting the spine that results in pain and stiffness and can result in partial or complete fusion of the spine. The filing was based on the results of a phase 3 study of patients with active AS, who were treated with ENBREL® over a six month period. In January 2003, the Company announced positive results of a phase 3 clinical study assessing the efficacy and tolerability of ENBREL® in the treatment of moderate to severe plaque psoriasis. Psoriasis is an inflammatory disease which is characterized by chronic inflammation of the skin that drives the formation of skin plaques.

In addition, in October 2002, the Company submitted an sBLA with the FDA for the use of Kineret® to inhibit the progression of structural damage in adult patients with moderately to severely active rheumatoid arthritis. The filing was based on the results of a 12-month, double-blind, placebo controlled trial. In October 2002, the Company announced that the ENBREL®/Kineret® combination study was stopped as the combination resulted in increased safety concerns with no increased efficacy. The Company is in phase 2 development of a second generation inhibitor of tumor necrosis factor, pegylated soluble tumor necrosis factor-receptor type 1 (“PEG-sTNF-R1”) in patients with rheumatoid arthritis. In 2001, the Company initiated a phase 2 clinical trial of PEG-sTNF-R1 in combination with Kineret® in patients with rheumatoid arthritis. This phase 2 clinical trial was stopped in February 2003 as the combination resulted in increased safety concerns with no increased efficacy.

Neurology and Metabolic Disorders

The Company has discovery programs in neurological and metabolic disorders. Neurotrophic factors are proteins which play a role in nerve cell protection and regeneration and which may therefore be useful in treating a variety of neurological disorders, including neurodegenerative diseases of the central and peripheral nervous systems, and also nerve injury or trauma. In 1999, the Company discontinued development of glial cell line derived neurotrophic factor (“GDNF”) after a phase 1/2 trial of GDNF in Parkinson’s disease failed to demonstrate a statistically significant benefit. However, based on favorable phase 1 clinical data from investigator-sponsored research, the Company is currently in clinical studies of GDNF using a different treatment protocol for possible use in the treatment of Parkinson’s disease.

Amgen continues to support investigator research in certain exploratory indications for Leptin which is a naturally occurring cytokine hormone secreted by fat cells that may act primarily at the hypothalamus to regulate food intake and energy expenditure. In 1995, the Rockefeller University granted the Company an exclusive license that allows the Company to develop products based on the obesity gene. The Company’s clinical trials of leptin failed to show clinical efficacy in normal obesity and diabetes, and development of this molecule was subsequently discontinued in these diseases.

Immunex Acquisition

On July 15, 2002, Amgen acquired all of the outstanding common stock of Immunex in a transaction accounted for as a business combination. Immunex was a leading biotechnology company dedicated to developing immune system science to protect human health. The Immunex acquisition is expected to further advance Amgen’s role as a global biotechnology leader with the benefits of accelerated growth and increased size, product base, product pipeline, and employees. The acquisition is also intended to enhance Amgen’s strategic position within the biotechnology industry by strengthening and diversifying its (1) product base and product pipeline in key therapeutic areas, and (2) discovery research capabilities in proteins and antibodies. The results of Immunex’s operations have been included in the consolidated financial statements commencing July 16, 2002.

Each share of Immunex common stock outstanding at July 15, 2002 was converted into 0.44 of a share of Amgen common stock and $4.50 in cash. As a result, Amgen issued approximately 244.6 million shares of common stock and paid approximately $2.5 billion in cash to former Immunex shareholders. Amgen also paid Wyeth $25 million at the closing of the merger for the termination of certain Immunex product rights in favor of Wyeth, as specified in the agreement regarding governance and commercial matters. In addition, each employee stock option to purchase Immunex common stock outstanding at July 15, 2002 was assumed by Amgen and converted into an option to purchase Amgen common stock based on the terms specified in the merger agreement. As a result, approximately 22.4 million options to purchase Amgen common stock were assumed, on a converted basis. The acquisition was structured to qualify as a tax-free reorganization within the meaning of Section 368(a) of the Internal Revenue Code.

The purchase price of approximately $17.8 billion was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The excess of the purchase price over the fair values of assets and liabilities acquired amounted to approximately $9.8 billion and was allocated to goodwill.

In May 2002, Immunex entered into an agreement to sell certain assets used in connection with its Leukine® business to Schering AG Germany (“Schering”) for approximately $389.9 million in cash plus the payment of additional cash consideration upon achievement of certain milestones. The sale of the Leukine® business was pursued in connection with Amgen’s acquisition of Immunex and was completed on July 17, 2002. In December 2002, the Company licensed the commercialization rights for Novantrone® in the United States to Serono S.A. in exchange for royalties based on future product sales. Also, in connection with the acquisition, the Company initiated an integration plan to consolidate and restructure certain functions and operations of the pre-acquisition Immunex primarily consisting of the termination and relocation of certain Immunex personnel, termination of certain duplicative and non-strategic Immunex R&D programs, and consolidation of certain Immunex leased facilities. See Note 3 to the Consolidated Financial Statements for further discussion of the Immunex acquisition and the related purchase price allocation.

Joint Ventures and Business Relationships

The Company generally manufactures and markets its products. From time to time, the Company may enter into joint ventures and other business relationships to provide additional manufacturing, marketing and product development capabilities. In addition to internal R&D efforts, the Company has acquired certain product and technology rights and has established R&D collaborations.

Wyeth

Prior to the acquisition of Immunex, Wyeth and Immunex were parties to several agreements relating to business and corporate governance matters. As a result of the acquisition, some of these agreements were terminated, however, some agreements have survived the acquisition. In connection with the acquisition, Amgen entered into an agreement with Wyeth to amend and restate an existing long-term ENBREL® co-promotion agreement between Wyeth and Immunex.

Under the amended and restated co-promotion agreement, Wyeth and Amgen market and sell ENBREL® to all appropriate customer segments in the United States and Canada for all approved indications other than oncology. The rights to promote ENBREL® in the United States and Canada for oncology indications are reserved to Amgen.

Under the amended and restated co-promotion agreement, an ENBREL® management committee comprised of equal representation from Wyeth and Amgen is responsible for overseeing the marketing and sales of ENBREL® including strategic planning, approval of an annual marketing plan, product pricing, and establishing an ENBREL® brand team. The ENBREL® brand team, with equal representation from each party, prepares and implements the annual marketing plan and is responsible for all sales activities. The agreement provides that Wyeth and Amgen:

—	have primary tactical execution responsibility for specific activities identified within the agreement or as directed by the management committee

—	are required to maintain a minimum level of financial commitment to promoting and marketing and a minimum number of sales personnel for ENBREL® as established from time to time by the management committee

—	pay a defined percentage of all selling and marketing expenses approved by the management committee

The amended and restated co-promotion agreement further provides that Amgen:

—	pays Wyeth a percentage of the annual gross profits of ENBREL® in the United States and Canada attributable to all indications for ENBREL®, other than oncology indications, on a scale that increases as gross profits increase; however, Amgen maintains a majority share of ENBREL® profits

—	is entitled to keep all of the gross profits attributable to any future United States or Canadian oncology indications for ENBREL®

—	pays Wyeth specified residual royalties on a declining scale based on net sales of ENBREL® in the United States and Canada in the three years following the expiration or termination of Wyeth’s detailing and promotion of ENBREL®

Under the co-promotion agreement between the parties, Wyeth has agreed to reimburse Amgen for a defined percentage of the clinical and regulatory expenses Amgen incurs in connection with the filing and approval of any new indications for ENBREL® in the United States and Canada, excluding oncology and rheumatoid arthritis indications. The Wyeth reimbursement for clinical and regulatory expenses under this agreement, a portion of which is payable upon regulatory filing of any new indication and the remainder of which will be payable upon regulatory approval of any new indication, if any, applies for that part of the United States and Canada’s clinical and regulatory expenses for ENBREL® for which Amgen would otherwise be financially responsible under the cost-sharing provisions in the pre-existing co-development agreement. Wyeth will also provide reimbursement for a defined percentage of specified patent expenses related to ENBREL®, including any up-front license fees, as well as patent litigation and interference expenses.

Subject to specified limitations, Wyeth will also be responsible for a defined percentage of the liabilities, costs, and expenses associated with the manufacture, use, or sale of ENBREL® in the United States and Canada.

Immunex and Wyeth have also entered into a collaboration and global supply agreement related to the manufacture, supply, inventory, and allocation of defined supplies of ENBREL® produced at the Rhode Island manufacturing facility, and a new Rhode Island manufacturing facility under construction as well as particular supplies of ENBREL® produced by Boehringer Ingelheim Pharma KG (“BI Pharma”) in Germany and Wyeth at a manufacturing facility Wyeth is constructing in Ireland.

Johnson & Johnson

Amgen granted Johnson & Johnson a license to commercialize recombinant human erythropoietin as a human therapeutic in the United States in all markets other than dialysis. In the United States, all recombinant human erythropoietin sold by Johnson & Johnson is manufactured by Amgen and sold by Johnson & Johnson under the trademark PROCRIT® (Epoetin alfa). PROCRIT® brand Epoetin alfa is identical to EPOGEN® brand Epoetin alfa, which is manufactured by Amgen and sold by Amgen in the United States dialysis market. Pursuant to the license agreement with Johnson & Johnson, the Company earns a 10% royalty on sales of PROCRIT® by Johnson & Johnson in the United States. Outside the United States, with the exception of the People’s Republic of China and Japan, Johnson & Johnson was granted rights to commercialize recombinant human erythropoietin as a human therapeutic for all uses under a licensing agreement with Kirin-Amgen. With respect to its sales outside of the United States, Johnson & Johnson manufactures its own brand of Epoetin alfa which is then sold throughout the world by Johnson & Johnson under various trademarks such as EPREX® and ERYPO®. The Company is not involved in the manufacture of Epoetin alfa sold by Johnson & Johnson outside of the United States.

Kirin Brewery Company, Limited

The Company formed a 50-50 joint venture (Kirin-Amgen) with Kirin in 1984. Kirin-Amgen develops and commercializes certain of the Company’s and Kirin’s technologies which have been transferred to this joint venture. Kirin-Amgen has given exclusive licenses to Amgen to manufacture and market: 1) recombinant human erythropoietin in the United States, 2) darbepoetin alfa in the United States, all European countries, Canada, Australia, New Zealand, Mexico, all Central and South American countries, and certain countries in Central Asia, North Africa, and the Middle East, and 3) G-CSF and pegfilgrastim in the United States, Europe, Canada, Australia, and New Zealand. Kirin-Amgen has also licensed to Amgen and Kirin the rights to develop darbepoetin alfa.

Kirin-Amgen has also given exclusive licenses to Kirin to manufacture and market: 1) recombinant human erythropoietin in Japan, 2) darbepoetin alfa in Japan, the People’s Republic of China, Taiwan, Korea, and certain other countries in Southeast Asia, and 3) G-CSF and pegfilgrastim in Japan, Taiwan and Korea. Kirin markets recombinant human erythropoietin and G-CSF in the People’s Republic of China under a separate agreement. Kirin markets its recombinant human erythropoietin product in Japan under the trademark ESPO®. Kirin markets its G-CSF product in its respective territories under the trademark GRAN®. Kirin-Amgen has licensed to Johnson & Johnson rights to recombinant human erythropoietin in certain geographic areas of the world (see “—Johnson & Johnson”). Under its agreement with Kirin-Amgen, Johnson & Johnson pays a royalty to Kirin-Amgen based on sales. Kirin-Amgen and Roche have an agreement to commercialize Filgrastim and pegfilgrastim in those territories not licensed to either Amgen or Kirin as described above. Under this agreement, Roche markets Filgrastim and pegfilgrastim in these countries and pays a royalty to Kirin-Amgen on these sales.

In connection with its various license agreements with Kirin-Amgen, the Company pays Kirin-Amgen royalties based on product sales. For the years ended December 31, 2002, 2001, and 2000, Amgen paid Kirin-Amgen royalties of $168.2 million, $147.1 million, and $140.8 million, respectively, under such agreements, which are included in “Cost of sales” in the Company’s Consolidated Financial Statements.

Pursuant to the terms of agreements entered into with Kirin-Amgen, the Company conducts certain R&D activities on behalf of Kirin-Amgen and is paid for such services at negotiated rates, which is included in “Corporate partner revenues” in the Company’s Consolidated Financial Statements. For the years ended December 31, 2002, 2001, and 2000, Amgen recognized $174.6 million, $210.1 million, and $221.0 million, respectively, related to these agreements.

F. Hoffmann-La Roche Ltd

In May 2002, the Company acquired certain rights related to the commercialization of NEUPOGEN® and GRANULOKINE® (Filgrastim) and pegfilgrastim in the EU, Switzerland, and Norway from Roche. Roche will continue as the licensee for Filgrastim and pegfilgrastim in certain countries outside the United States and the EU (see Note 12 to the Consolidated Financial Statements).

Prior to the acquisition of these commercialization rights, Amgen and Roche had an agreement providing for the commercialization of Filgrastim and pegfilgrastim in the EU. Under this agreement, the companies collaborated in the EU on the commercialization and further clinical development of the product, and Amgen had a majority share in the related costs and profits from sales. Amgen had substantially all of the responsibilities for marketing, promotion, distribution, and other key functions relating to product sales, and primarily distributed the product to the EU countries from its European Logistics Center in Breda, The Netherlands.

ENBREL® manufacturing relationships

In November 1998, Immunex and Wyeth entered into a long-term supply agreement with BI Pharma to manufacture commercial quantities of ENBREL®. Amgen’s supply of ENBREL® is largely dependent on product manufactured by BI Pharma. Amgen has made significant purchase commitments to BI Pharma (see “MD&A—Liquidity and Capital Resources—Contractual obligations”). Under the supply agreement, BI Pharma has reserved a specified level of production capacity for ENBREL®, and Amgen’s purchase commitments for ENBREL® are manufactured from that reserved production capacity. Amgen is required to submit a rolling three-year forecast for manufacturing the bulk drug for ENBREL®, and a rolling forecast for a shorter period for the number of finished vials of ENBREL® to be manufactured from the bulk drug. Amgen has submitted firm orders for the maximum production capacity that BI Pharma currently has reserved for ENBREL®. Amgen will be responsible for substantial payments to BI Pharma if Amgen fails to use a specified percentage of the production capacity that BI Pharma has reserved for ENBREL® each calendar year, or if the BI Pharma supply agreement is terminated prematurely under specified conditions. In June 2000, Immunex, Wyeth and BI Pharma amended the BI Pharma supply agreement to offer BI Pharma financial incentives to provide additional near- term production capacity for ENBREL®, to facilitate process improvements for ENBREL®, and to extend the term of the agreement (see “—Wyeth”). The parties further amended the ENBREL® supply agreement as of June 2002, to reflect the transfer of production to a new BI Pharma manufacturing facility, to provide for the use of an improved manufacturing process, to extend the term of the agreement, and to offer BI Pharma additional financial incentives to provide additional near-term production capacity for ENBREL®. A significant portion of all finished dosage forms of ENBREL® are currently manufactured by BI Pharma. Amgen also relies on a third-party contract manufacturer to perform fill and finish services for ENBREL® that is manufactured at its Rhode Island manufacturing facility, as well as a third-party to perform packaging services for ENBREL® manufactured by BI Pharma and at the Company’s Rhode Island facility. The third-party fill and finish plant was approved by the FDA in December 2002. In December 2002, the parties again amended the ENBREL® supply agreement to take advantage of additional ENBREL® production capacity made available by BI Pharma.

In April 2002, Immunex announced that it had entered into a manufacturing agreement with Genentech, Inc. (“Genentech”) to produce ENBREL® at Genentech’s manufacturing facility in South San Francisco, California. The manufacturing facility is subject to FDA approval, which the parties hope to obtain in 2004. Upon approval, the Genentech facility will become a licensed manufacturing site for commercial supply of ENBREL®. Under the terms of the agreement, Genentech will produce ENBREL® through 2005, with an extension through 2006 by mutual agreement.

Other

In 2002, as part of the Immunex acquisition, Amgen and Abgenix have an agreement providing for the joint development and commercialization of ABX-EGF. Under the agreement, development and commercialization costs are shared equally, as would any potential profits from sales of ABX-EGF. Amgen and Abgenix are responsible for the ongoing and future phase 2 clinical trials and Amgen has primary responsibility for future phase 3 clinical trials. If clinical trials for ABX-EGF are successful and regulatory approval is received, Amgen would play the primary role in implementing marketing and product launch activities for ABX-EGF, while Abgenix will participate in co-promotion.

In June 2001, Amgen licensed to InterMune the exclusive rights to develop and commercialize INFERGEN®, as well as an early stage pegylated interferon product candidate being developed by Amgen, in the United States and Canada. Pursuant to the license agreement, Amgen supplies INFERGEN® to InterMune. In 1996, Amgen licensed to Yamanouchi the rights to develop, manufacture, and commercialize Interferon alfacon-1 for the treatment of hepatitis C viral infection and any additional indications around the world except in the United States and Canada. Amgen has earned certain milestones from Yamanouchi and will receive royalties on sales. Yamanouchi has granted to Amgen certain co-development and co-promotion/co-marketing rights in Japan.

In 2000, Amgen licensed epratuzumab, a therapeutic antibody for the treatment of NHL, from Immunomedics. Under this agreement, Amgen has the rights to develop and commercialize epratuzumab in North America and Australia. Amgen has paid and will make additional payments if certain clinical and commercial milestones are achieved and will make royalty payments based on sales.

Marketing

Amgen maintains a sales and marketing force in the United States, Europe, Canada, Australia, and New Zealand. The Company’s sales force markets EPOGEN®, Aranesp®, NEUPOGEN®, Neulasta™, ENBREL®, and Kineret® to healthcare providers including clinics, hospitals, and pharmacies. The Company also markets certain products directly to consumers through direct-to-consumer print and television advertising. ENBREL® is marketed under a co-promotion agreement with Wyeth in the United States and Canada. The Company’s customers primarily consist of wholesale distributors of pharmaceutical products. With the exception of ENBREL®, the Company utilizes these wholesale distributors as the principal means of distributing the Company’s products to healthcare providers such as clinics, hospitals, and pharmacies. With respect to ENBREL®, the Company primarily drop-ships wholesaler orders directly to pharmacies for end-users. The Company monitors the financial condition of its larger distributors and limits its credit exposure by setting appropriate credit limits and requiring collateral from certain customers. Sales to three large wholesalers each accounted for more than 10% of total revenues for the years ended December 31, 2002 and 2001. Sales to AmerisourceBergen Corporation were $2,084.4 million and $1,470.1 million for the years ended December 31, 2002 and 2001, respectively. Sales to Cardinal Distribution were $988.6 million and $535.8 million for the years ended December 31, 2002 and 2001, respectively. Sales to McKesson Corporation were $843.9 million and $459.8 million for the years ended December 31, 2002 and 2001, respectively. For the year ended December 31, 2000, sales to two wholesalers each accounted for more than 10% of total revenues. In 2000, sales to Bergen Brunswig Corporation were $1,233.4 million and sales to Cardinal Distribution were $445.2 million. Outside the United States, Aranesp®, NEUPOGEN®, Neulasta®, and Kineret® are principally distributed to wholesalers and/or hospitals depending upon the distribution practice in each country for which the product has been launched.

Amgen was granted exclusive licenses by Kirin-Amgen to market: 1) erythropoietin in the United States, 2) darbepoetin alfa in the United States, all European counties, Canada, Australia, New Zealand, Mexico, all Central and South American countries, and certain countries in Central Asia, North Africa, and the Middle East, and 3) G-CSF and pegfilgrastim in the United States, Europe, Canada, Australia, and New Zealand. The Company has retained exclusive rights to market EPOGEN® in the United States for dialysis patients. Amgen has granted Johnson & Johnson, a license to commercialize recombinant human erythropoietin as a human therapeutic in the United States in all markets other than dialysis. Johnson & Johnson markets recombinant human erythropoietin under the trademark PROCRIT® in the United States. Under the amended and restated co-promotion agreement with Wyeth, Wyeth and Amgen market ENBREL® to all appropriate customer segments in the United States and Canada for all approved indications other than oncology. The rights to promote ENBREL® in the United States and Canada for oncology indications are reserved to Amgen.

In the United States, dialysis providers are primarily reimbursed for EPOGEN® by the federal government through the End Stage Renal Disease Program (“ESRD Program”) of Medicare. The ESRD Program reimburses approved providers for 80% of allowed dialysis costs; the remainder is paid by other sources, including Medicaid, private insurance, and to a lesser extent, state kidney patient programs. The ESRD Program reimbursement rate is established by Congress and is monitored by the Centers for Medicare & Medicaid Services (“CMS”). Most patients receiving Aranesp®, NEUPOGEN®, Neulasta™, ENBREL®, and Kineret® for approved indications are covered by both government and private payors health care programs. Therefore, sales of Aranesp®, NEUPOGEN®, Neulasta™, ENBREL®, and Kineret® are dependent on the availability and extent of reimbursement from third-party payors, including governments and private insurance plans. Primary reimbursement for ENBREL® is obtained from private payors. Generally, worldwide use of our products may be affected by cost containment pressures from governments and private insurers on health care providers in response to ongoing initiatives to reduce health care expenditures, and to a lesser extent, competition. See “MD&A—Financial Outlook—Forward looking statements and factors that may affect Amgen—Our sales depend on payment and reimbursement from third-party payors, and a reduction in the payment rate or reimbursement could result in decreased use or sales of our products.”

Competition

Competition among biotechnology, pharmaceutical, and other companies that research, develop, manufacture, or market pharmaceuticals is intense and is expected to increase (see “MD&A—Financial Outlook—Forward looking statements and factors that may affect Amgen—We face substantial competition, and others may discover, develop, acquire or commercialize products before or more successfully than we do”). Some competitors, principally large pharmaceutical companies, have greater clinical, research, regulatory, and marketing resources and experience than Amgen, particularly in the area of small molecule therapeutics. In addition, certain specialized biotechnology firms have entered into cooperative arrangements with major companies for the development and commercialization of products, creating an additional source of competition. The Company faces product competition from firms in the United States, Europe, Canada, Australia, and elsewhere. Additionally, some of the Company’s competitors, including biotechnology and pharmaceutical companies, are actively engaged in R&D in areas where the Company is also developing product candidates, as more fully discussed below.

The introduction of new products or the development of new processes by competitors or new information about existing products may result in product replacements or price reductions, even for products protected by patents. In addition, the timing of entry of a new product into the market can be an important factor in determining the product’s eventual success and profitability. Early entry may have important advantages in gaining product acceptance and market share. Accordingly, in some cases, the relative speed with which the Company can develop products, complete the testing, receive approval, and supply commercial quantities of the product to the market is expected to be important to Amgen’s competitive position. Competition among pharmaceutical products approved for sale also may be based on, among other things, patent position, product efficacy, safety, reliability, availability, and price.

A significant amount of R&D in the biotechnology industry is conducted by small companies, academic institutions, governmental agencies, and other public and private research organizations. These entities may seek patent protection and enter into licensing arrangements to collect royalties for use of technology or for the sale of products they have discovered or developed. Amgen also may face competition in its licensing or acquisition activities from pharmaceutical companies and large biotechnology companies that also seek to acquire technologies or product candidates from these entities. Accordingly, the Company may have difficulty acquiring technologies or product candidates on acceptable terms. Additionally, the Company competes with these entities and with pharmaceutical and biotechnology companies to attract and retain qualified scientific and technical personnel.

Nephrology

Any products or technologies that are directly or indirectly successful in addressing anemia could negatively impact the market for EPOGEN® and Aranesp®. Aranesp® directly competes with other currently marketed products which treat anemia, including EPOGEN® and the recombinant human erythropoietin product marketed by Johnson & Johnson (see “Products—EPOGEN® (Epoetin alfa)” and “Products—Aranesp® (darbepoetin alfa)”). Aventis Pharmaceuticals Inc. (“Aventis”) is developing gene-activated erythropoietin for the treatment of anemia (see “Item 3. Legal Proceedings—Transkaryotic Therapies and Aventis litigation”). Baxter International Inc. (“Baxter”) is developing epoetin omega for the treatment of anemia. Roche is developing a pegylated erythropoietin product for the treatment of anemia.

The calcimimetic program could face competition from products currently marketed by Abbott Laboratories (“Abbott”), Bone Care International, Inc., Genzyme Corporation, and Roche which treat secondary HPT. In addition, another product to treat HPT is currently being developed by Chugai Pharmaceuticals Co., Ltd. (“Chugai”).

Oncology

Any products or technologies that are directly or indirectly successful in addressing anemia associated with chemotherapy could negatively impact the market for Aranesp®. Aranesp® directly competes with other currently marketed products which treat anemia associated with chemotherapy, including the recombinant human erythropoietin product marketed by Johnson & Johnson (see “Products—EPOGEN® (Epoetin alfa)”). In Europe, Aranesp® directly competes with other erythropoietin products marketed by Ortho Biotech/Janssen-Cilag/Johnson & Johnson and Roche in the oncology setting. Aventis is also developing its gene-activated erythropoietin for the treatment of anemia (see “Item 3. Legal Proceedings—Transkaryotic Therapies and Aventis litigation”). Baxter and Roche are also developing their products for the treatment of anemia in the oncology setting.

Any products or technologies that are directly or indirectly successful in addressing neutropenia associated with chemotherapy could negatively impact the markets for NEUPOGEN® and Neulasta™. NEUPOGEN® and Neulasta™ currently face market competition from a competing CSF product, granulocyte macrophage colony stimulating factor (“GM-CSF”), and from the chemoprotectant, amifostine. Potential future sources of competition include other G-CSF products, GM-CSF products, FLT-3 ligand, myelopoietin, PGG-glucan, promegapoietin, and progenipoietin, among others. Neulasta™ impacts NEUPOGEN® sales as health care providers in the United States transition from administering NEUPOGEN® to Neulasta™. Since the launch of Neulasta™ in April 2002, NEUPOGEN® patients have been converting to Neulasta™. This trend is expected to continue, and will impact future NEUPOGEN® sales (see “MD&A—Financial Outlook—Trends expected to impact future operations”).

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

Berlex Laboratories, Inc., a division of Schering (“Berlex”) markets GM-CSF under the trademark Leukine® in the United States for BMT and PBPC transplant patients and as an adjunct to chemotherapy treatments for acute non-lymphocytic leukemia (“ANLL”) and AML. Berlex is also pursuing other indications for its GM-CSF product including as an adjunct to chemotherapy outside the limited settings of ANLL and AML. Novartis AG (“Novartis”) markets another GM-CSF product for use in BMT patients and as an adjunct to chemotherapy in Europe and certain other countries. This GM-CSF product is currently being developed for similar indications in the United States and Canada. Nartograstim, a modified G-CSF protein, is sold by Kyowa Hakko Kogyo Co., Ltd. in Japan.

Many companies are developing products that promote wound healing, soft tissue regeneration, and chemoprotection. Companies such as Human Genome Sciences, Inc., Genetics Institute, Inc., MedImmune, Inc., and IntraBiotics Pharmaceuticals, Inc. are currently among many companies that are developing products, which could be potential competitors for KGF.

NHL is primarily treated with standard chemotherapy agents, monoclonal antibodies, or a combination of the two modalities. Epratuzumab could face competition from rituximab, another monoclonal antibody marketed jointly by Genentech and Idec Pharmaceuticals Corporation (“Idec”). However, it is also possible that epratuzumab may be used in combination with rituximab (see “Product candidates—Cancer”). In addition, other monoclonal antibodies are being investigated for the treatment of NHL including those in development by GlaxoSmithKline plc (in collaboration with Beckman Coulter, Inc.) and Idec.

Currently solid tumors are treated primarily with surgery, chemotherapy and/or radiotherapy depending upon tumor type, stage of disease, and the status of the patients. The ABX-EGF program could face competition from products under development by Astra-Zeneca, Imclone/Bristol Myers Squibb/Merck KgA, OSI/Genentech/Roche, Pfizer, and GlaxoSmithKline plc.

The OPG program could face competition from a product currently marketed by Novartis for the treatment of cancer metastases to the bone.

Inflammation

ENBREL®, Kineret® and sTNF-RI could face competition in some circumstances from a number of companies developing or marketing rheumatoid arthritis and psoriatic arthritis treatments. Current anti-arthritic treatments include generic methotrexate and other products marketed by, among others, Centocor, Inc./Johnson & Johnson, Abbott, Merck & Co., Inc. (“Merck”), Pharmacia Corporation (“Pharmacia”), Novartis, Aventis, and Sanofi-Synthelabo. In addition, a number of companies have cytokine inhibitors in development including GlaxoSmithKline plc, Pharmacia, and Taisho Pharmaceutical Co., Ltd. Amgen is currently developing ENBREL® for the treatment of psoriasis. If ENBREL® is approved for this indication, it may compete with products marketed by Biogen, Genentech, and Johnson & Johnson.

Research and Development

Amgen’s product candidates come from internal research, acquisitions, and licensing from third parties. Amgen’s internal research capabilities include an expertise in secreted protein therapeutics. The Company’s discovery program may yield targets that lead to the development of therapeutics delivered as proteins, small molecules, or monoclonal antibodies. Amgen has only recently entered the small molecule field. In July 2002, the Company acquired Immunex, a leading biotechnology company dedicated to developing immune system science to protect human health. Immunex was a leading biotechnology company with scientific expertise in the fields of immunology, cytokine biology, vascular biology, antibody-based therapeutics, and small molecule research. The acquisition is intended to enhance Amgen’s strategic position within the biotechnology industry by strengthening and diversifying its (1) product base and product pipeline in key therapeutic areas, and (2) discovery research capabilities in proteins and antibodies. To supplement the Company’s small molecule discovery program, in December 2000, Amgen acquired Kinetix Pharmaceuticals, Inc. (“Kinetix”), a privately held company that focused on the discovery of small molecule drugs that inhibit protein kinases, a key class of biological regulators (see Note 11 to the Consolidated Financial Statements). R&D expenses for the years ended December 31, 2002, 2001, and 2000 were $1,116.6 million, $865.0 million, and $845.0 million, respectively. In 2002, the Company also recorded a $2,991.8 million write-off of acquired in-process research and development (“IPR&D”) resulting from the Immunex acquisition (see Note 3 to the Consolidated Financial Statements). In 2000, the Company recorded a $30.1 million write-off of IPR&D resulting from the Kinetix acquisition.

Government Regulation

Regulation by governmental authorities in the United States and other countries is a significant factor in the production and marketing of the Company’s products and its ongoing R&D activities (see “MD&A—Financial Outlook—Forward looking statements and factors that may affect Amgen—Our current products and products in development cannot be sold if we do not obtain and maintain regulatory approval”).

In order to clinically test, manufacture, and market products for therapeutic use, Amgen must satisfy mandatory procedures and safety and effectiveness standards established by various regulatory bodies. In the United States, the Federal Food, Drug, and Cosmetic Act, as amended, and the regulations promulgated there under, and other federal and state statutes and regulations govern, among other things, the testing, manufacture, labeling, storage, record keeping, approval, advertising, and promotion of the Company’s products on a product-by-product basis. Product development and approval within this regulatory framework takes a number of years and involves the expenditure of substantial resources. After laboratory analysis and preclinical testing in animals, an investigational new drug application is filed with the FDA to begin human testing. Typically, a three-phase human clinical testing program is then undertaken. In phase 1, small clinical trials are conducted to determine the safety of the product. In phase 2, clinical trials are conducted to assess safety, acceptable dose, and gain preliminary evidence of the efficacy of the product. In phase 3, clinical trials are conducted to provide sufficient data for the statistically valid proof of safety and efficacy. The time and expense required to perform this clinical testing can vary and is substantial. No action can be taken to market any new drug or biologic product in the United States until an appropriate marketing application has been approved by the FDA. Even after initial FDA approval has been obtained, further clinical trials may be required to provide additional data on safety and effectiveness and are required to gain clearance for the use of a product as a treatment for indications other than those initially approved. In addition, side effects or adverse events that are reported during clinical trials can delay, impede, or prevent marketing approval. Similarly, adverse events that are reported after marketing approval can result in additional limitations being placed on the product’s use and, potentially, withdrawal of the product from the market. Any adverse event, either before or after marketing approval, can result in product liability claims against the Company.

In addition to regulating and auditing human clinical trials, the FDA regulates and inspects equipment, facilities, and processes used in the manufacturing of such products prior to providing approval to market a product. If after receiving clearance from the FDA, a material change is made in manufacturing equipment, location, or process, additional regulatory review may be required. The Company also must adhere to current Good Manufacturing Practice and product-specific regulations enforced by the FDA through its facilities inspection program. The FDA also conducts regular, periodic visits to re-inspect equipment, facilities, and processes following the initial approval. If, as a result of these inspections, the FDA determines that the Company’s equipment, facilities, or processes do not comply with applicable FDA regulations and conditions of product approval, the FDA may seek civil, criminal, or administrative sanctions and/or remedies against Amgen, including the suspension of the Company’s manufacturing operations.

In the European countries, Canada, and Australia, regulatory requirements and approval processes are similar in principle to those in the United States. Additionally, depending on the type of drug for which approval is sought, there are currently two potential tracks for marketing approval in the European countries: mutual recognition and the centralized procedure. These review mechanisms may ultimately lead to approval in all EU countries, but each method grants all participating countries some decision-making authority in product approval.

The Company is also subject to various federal and state laws pertaining to health care “fraud and abuse,” including anti-kickback laws and false claims laws. Anti-kickback laws make it illegal for a prescription drug manufacturer to solicit, offer, receive, or pay any remuneration in exchange for, or to induce, the referral of business, including the purchase or prescription of a particular drug. The federal government has published regulations that identify “safe harbors” or exemptions for certain payment arrangements that do not violate the anti-kickback statutes. The Company seeks to comply with the safe harbors where possible. Due to the breadth of the statutory provisions and the absence of guidance in the form of regulations or court decisions addressing some of the Company’s practices, it is possible that the Company’s practices might be challenged under anti-kickback or similar laws. False claims laws prohibit anyone from knowingly and willingly presenting, or causing to be presented for payment to third party payors (including Medicare and Medicaid) claims for reimbursed drugs or services that are false or fraudulent, claims for items or services not provided as claimed, or claims for medically unnecessary items or services. Amgen’s activities relating to the sale and marketing of its products may be subject to scrutiny under these laws. Violations of fraud and abuse laws may be punishable by criminal and/or civil sanctions, including fines and civil monetary penalties, as well as the possibility of exclusion from federal health care programs (including Medicare and Medicaid). If the government were to allege against or convict the Company of violating these laws, there could be a material adverse effect on the Company, including its stock price. The Company’s activities could be subject to challenge for the reasons discussed above and due to the broad scope of these laws and the increasing attention being given to them by law enforcement authorities.

Since 1991, the Company has participated in the Medicaid rebate program established by the Omnibus Budget Reconciliation Act of 1990, and under amendments of that law that became effective in 1993. Participation in this program has included extending comparable discounts under the Public Health Service (“PHS”) pharmaceutical pricing program. Under the Medicaid rebate program, the Company pays a rebate for each unit of its product reimbursed by Medicaid. The amount of the rebate for each product is set by law as a minimum 15.1% of the average manufacturer price (“AMP”) of that product, or if it is greater, the difference between AMP and the best price available from the Company to any customer. The rebate amount also includes an inflation adjustment if AMP increases faster than inflation. The PHS pricing program extends discounts comparable to the Medicaid rebate to a variety of community health clinics and other entities that receive health services grants from the PHS, as well as hospitals that serve a disproportionate share of poor Medicare and Medicaid beneficiaries. The rebate amount is recomputed each quarter based on the Company’s reports of its current average manufacturer price and best price for each of its products to the CMS. The terms of the Company’s participation in the program impose an obligation to correct the prices reported in previous quarters, as may be necessary. Any such corrections could result in an overage or underage in the Company’s rebate liability for past quarters, depending on the direction of the correction. In addition to retroactive rebates (and interest, if any), if the Company were found to have knowingly submitted false information to the government, in addition to other penalties available to the government, the statute provides for civil monetary penalties in the amount of $100,000 per item of false information.

The Company also makes its products available to authorized users of the Federal Supply Schedule (“FSS”) of the General Services Administration. Since 1993, as a result of the Veterans Health Care Act of 1992 (the “VHC Act”), federal law has required that product prices for purchases by the Veterans Administration, the Department of Defense, Coast Guard, and the PHS (including the Indian Health Service) be discounted by a minimum of 24% off the AMP to non-federal customers (the non-federal average manufacturer price, “non-FAMP”). The Company’s computation and report of non-FAMP is used in establishing the price, and the accuracy of the reported non-FAMP may be audited by the government under applicable federal procurement laws. Among the remedies available to the government for infractions of these laws is recoupment of any overages paid by FSS users during the audited years. In addition, if the Company were found to have knowingly reported a false non-FAMP, the VHC Act provides for civil monetary penalties of $100,000 per item that is incorrect.

Amgen is also subject to regulation under the Occupational Safety and Health Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act, and other current and potential future federal, state, or local regulations. The Company’s R&D activities involve the controlled use of hazardous materials, chemicals, biological materials, and various radioactive compounds. The Company believes that its procedures comply with the standards prescribed by state and federal regulations; however, the risk of injury or accidental contamination cannot be completely eliminated. Amgen’s research and manufacturing activities also are conducted in voluntary compliance with the National Institutes of Health Guidelines for Recombinant DNA Research.

Additionally, the U.S. Foreign Corrupt Practices Act, to which the Company is subject, prohibits corporations and individuals from engaging in certain activities to obtain or retain business or to influence a person working in an official capacity. It is illegal to pay, offer to pay, or authorize the payment of anything of value to any foreign government official, government staff member, political party, or political candidate in an attempt to obtain or retain business or to otherwise influence a person working in an official capacity. The Company’s present and future business has been and will continue to be subject to various other laws and regulations.

Patents and Trademarks

Patents are very important to the Company in establishing proprietary rights to the products it has developed or licensed. The patent positions of pharmaceutical and biotechnology companies, including the Company, can be uncertain and involve complex legal, scientific, and factual questions. See “MD&A—Financial Outlook—Forward looking statements and factors that may affect Amgen—If our intellectual property positions are challenged, invalidated or circumvented, or if we fail to prevail in present and future intellectual property litigation, our business could be adversely affected.”

The Company has filed applications for a number of patents, has been granted patents, or has obtained rights relating to erythropoietin, G-CSF, darbepoetin alfa, pegfilgrastim, anakinra, etanercept, consensus interferon and various potential products. In the United States, the U.S. Patent and Trademark Office (the “USPTO”) has issued to the Company or the Company has obtained rights to patents relating to erythropoietin that generally cover DNA and host cells (issued in 1987); processes for making erythropoietin (issued in 1995 and 1997); certain product claims to erythropoietin (issued in 1996 and 1997); cells that make certain levels of erythropoietin (issued in 1998); and pharmaceutical compositions of erythropoietin (issued in 1999). These patents have varying expiration dates, with the latest erythropoietin related patents expiring in 2015; all other patents expire earlier. The USPTO has also issued to the Company or the Company has obtained rights to patents relating to aspects of DNA, vectors, cells, and processes relating to recombinant G-CSF (issued in 1989); other aspects of DNA, vectors, cells, and processes relating to recombinant G-CSF (issued in 1991); G-CSF polypeptides (issued in 1996); methods of treatment using G-CSF polypeptides (issued in 1996); methods of enhancing bone marrow transplantation and treating burn wounds (issued in 1997); methods for recombinant production of G-CSF (issued in 1998); and analogs of G-CSF (issued in 1999). The last to issue G-CSF patents expire in 2013; all other patents expire earlier. Additionally, the U.S. and European patents pertaining to pegylated G-CSF (pegfilgrastim) expire in 2015. The patent relating to erythropoietin for Europe expires in 2004. The patent relating to G-CSF for Europe expires in 2006. The Company has been granted or has obtained rights to two patents in Europe relating to darbepoetin alfa and hyperglycosylated erythropoietic proteins which expire in 2014 and 2010, respectively. The Company has been granted or has obtained rights to patents relating to etanercept in the United States that generally cover DNA, host cells and processes for making proteins (issued in 1995 and 2000); products (issued in 1999 and 2001); and processes for using (issued 1997). These patents have varying expiration dates, with the latest United States etanercept related patent expiring in 2014. The Company has been granted or has obtained rights to patents relating to etanercept in Europe. The latest European patent relating to etanercept expires in 2011. The Company has been granted or has obtained rights to a patent on DNA encoding anakinra in the United States which expires in 2008 and has been granted or has obtained rights to patents in the countries adhering to the European Patent Office on anakinra and the DNA encoding it which expire in 2009; the Company has applied, or plans to apply, for extensions of anakinra patents.

There can be no assurance that Amgen’s patents or licensed patents will afford legal protection against competitors or provide significant proprietary protection or competitive advantage. In addition, Amgen’s patents or licensed patents could be held invalid or unenforceable by a court, or infringed or circumvented by others, or others could obtain patents that the Company would need to license or circumvent. Competitors or potential competitors may have filed patent applications or received patents, and may obtain additional patents and proprietary rights relating to proteins, small molecules, compounds, or processes competitive with those of the Company. Additionally, for certain of the Company’s product candidates, competitors, or potential competitors may claim that their existing or pending patents prevent the Company from commercializing such product candidates in certain territories.

In general, the Company has obtained licenses from various parties which it deems to be necessary or desirable for the manufacture, use, or sale of its products. These licenses generally require Amgen to pay royalties to the parties on product sales. In addition, other companies have filed patent applications or have been granted patents in areas of interest to the Company. There can be no assurance any licenses required under such patents will be available for license on acceptable terms or at all. The Company is engaged in various legal proceedings relating to certain of its patents. See “Item 3. Legal Proceedings”.

Trade secret protection for its unpatented confidential and proprietary information is important to Amgen. To protect its trade secrets, the Company generally requires its employees, material consultants, scientific advisors, and parties to collaboration and licensing agreements to execute confidentiality agreements upon the commencement of employment, the consulting relationship, or the collaboration or licensing arrangement with the Company. However, others could either develop independently the same or similar information or obtain access to Amgen’s proprietary information.

The Company has obtained registrations of its EPOGEN®, NEUPOGEN®, Aranesp®, ENBREL®, and Kineret® trademarks in the United States. In addition, these trademarks have been registered in other countries. The Company also has trademark protection for its product name Neulasta™ and is currently seeking registration of this trademark in the United States.

Manufacturing and Raw Materials

Amgen has manufacturing facilities which produce commercial quantities of Epoetin alfa, Aranesp®, NEUPOGEN®, Neulasta™, ENBREL®, and Kineret® (see “Item 2. Properties”). Additionally, the Company supplies Epoetin alfa in the United States to Johnson & Johnson under a supply agreement. There can be no assurance that the Company will be able to accurately anticipate future demand for Epoetin alfa, Aranesp®, NEUPOGEN®, Neulasta™, ENBREL®, and Kineret® or maintain adequate manufacturing capacity (see “MD&A—Financial Outlook—Forward looking statements and factors that may affect Amgen—We plan to grow rapidly, and if we fail to adequately manage that growth our business could be adversely impacted”).

As part of the Immunex acquisition, Amgen entered into a long-term supply agreement with BI Pharma to manufacture commercial quantities of ENBREL®. Amgen’s supply of ENBREL® is largely dependent on product manufactured by BI Pharma. Amgen has made significant purchase commitments to BI Pharma under the BI Pharma supply agreement to manufacture commercial inventory of ENBREL®. Also as a part of the acquisition, Amgen assumed a large-scale biopharmaceutical manufacturing facility in West Greenwich, Rhode Island (the “RI Facility”). Prior to the acquisition, Immunex and Wyeth had invested substantial sums to retrofit the Rhode Island manufacturing facility to accommodate the commercial production of ENBREL® bulk drug. Amgen also utilizes third-party contract manufacturers to perform fill and finish services for ENBREL® manufactured at the RI Facility, and packaging services for ENBREL® manufactured by BI Pharma and at the RI Facility. The RI Facility and the related third-party fill and finish facility were approved by the FDA in December 2002 (see —“Joint Ventures and Business Relationships—Wyeth”).

Certain raw materials necessary for the Company’s commercial manufacturing of its products are proprietary products of other companies, and in some cases, such proprietary products are specifically cited in the Company’s drug application with the FDA such that they must be obtained from that specific, sole source. The Company currently attempts to manage the risk associated with such sole sourced raw materials by active inventory management and alternate source development, where feasible. Amgen attempts to remain apprised of the financial condition of its suppliers, their ability to supply the Company’s needs and the market conditions for these raw materials. Also, certain of the raw materials required in the commercial manufacturing of the Company’s products are derived from biological sources. The Company is investigating screening procedures with respect to certain biological sources and alternatives to them. Raw materials may be subject to contamination and/or recall. A material shortage, contamination, and/or recall could adversely impact or disrupt Amgen’s commercial manufacturing of its products.

Human Resources

As of December 31, 2002, the Company had approximately 10,100 employees, including: 1) approximately 110 part-time employees, and 2) approximately 150 employees previously employed by Immunex who are on transition assignments for Amgen ending in 2003. Most of the employees retained from Immunex, receive additional compensation payable under the Immunex short-term retention plan, which employees may be eligible for through 2004. Of the total employees as of December 31, 2002, approximately 3,400 were engaged in R&D, approximately 2,200 were engaged in selling and marketing, approximately 2,500 were engaged in commercial manufacturing activities, and approximately 2,000 were engaged in other activities. There can be no assurance that the Company will be able to continue attracting and retaining qualified personnel in sufficient numbers to meet its needs. None of the Company’s employees are covered by a collective bargaining agreement, and the Company has experienced no work stoppages. The Company considers its employee relations to be good.

Executive Officers of the Registrant

The executive officers of the Company, their ages as of February 21, 2003 and positions are as follows:

Mr. Kevin W. Sharer, age 54, has served as a director of the Company since November 1992. Since May 2000, Mr. Sharer has been Chief Executive Officer and President of the Company and has also been Chairman of the Board since December 2000. From October 1992 to May 2000, Mr. Sharer served as President and Chief Operating Officer of the Company. From April 1989 to October 1992, Mr. Sharer was President of the Business Markets Division of MCI Communications Corporation, a telecommunications company. From February 1984 to March 1989, Mr. Sharer held numerous executive capacities at General Electric Company. Mr. Sharer is a director of Unocal Corporation and 3M Company.

Dr. Fabrizio Bonanni, age 56, became Senior Vice President, Quality and Compliance in April 1999. From December 1997 to April 1999, Dr. Bonanni served as the Corporate Vice President for Regulatory/Clinical Affairs for Baxter, a pharmaceutical company and from November 1994 to December 1997, as Corporate Vice President, Quality System. Beginning in 1974, Dr. Bonanni held a variety of quality, regulatory and manufacturing positions with Baxter in Europe and in the United States.

Dr. Hassan Dayem, age 55, became Senior Vice President and Chief Information Officer in May 2002. From December 1998 to May 2002, Dr. Dayem served as Vice President, Information Services and Chief Information Officer at Merck, a pharmaceutical company. From June 1997 to December 1998, Dr. Dayem served as Vice President Research Information Services at Merck. From February 1977 to May 1997, Dr. Dayem was at Los Alamos National Laboratory where he held several positions including Division Director, Computing, Information and Communications Division from July 1993 to May 1997.

Dr. Dennis M. Fenton, age 51, became Executive Vice President in March 2000, having served as Senior Vice President, Operations, from January 1995 to March 2000, as Senior Vice President, Sales and Marketing from August 1992 to January 1995, and as Vice President, Process Development, Facilities and Manufacturing Services from July 1991 to August 1992. From October 1988 to July 1991, Dr. Fenton also served as Vice President, Pilot Plant Operations and Clinical Manufacturing and from 1985 to October 1988, he served as Director, Pilot Plant Operations.

Mr. Brian McNamee, age 46, became Senior Vice President, Human Resources in June 2001. From November 1999 to June 2001, Mr. McNamee served as Vice President of Human Resources at Dell Computer Corp. From 1998 to 1999, Mr. McNamee served as Senior Vice President Human Resources for the National Broadcasting Corporation (“NBC”). From July 1988 to November 1999, Mr. McNamee held human resource positions at General Electric.

Dr. Joseph P. Miletich, age 51, became Senior Vice President, Research & Preclinical Development in April 2002. From January 2001 to March 2002, Dr. Miletich served as Senior Vice President, Worldwide Preclinical Development, at Merck, a pharmaceutical company, and from December 1998 to December 2000 he served as Vice President, Safety Assessment at Merck. From July 1996 to December 1998 Dr. Miletich served as Director of Laboratories at the Barnes-Jewish Hospital. From July 1992 to December 1998, Dr. Miletich served as Professor of Internal Medicine and Pathology at Washington University School of Medicine.

Mr. George J. Morrow, age 50, became Executive Vice President of Worldwide Sales and Marketing, in January 2001. From January 1999 to December 2000, Mr. Morrow was President and Chief Executive Officer of Glaxo Wellcome Inc. (“Glaxo”), a subsidiary of GlaxoSmithKline plc. From January 1997 to December 1998, Mr. Morrow was Managing Director of Glaxo Wellcome U.K., also a subsidiary of GlaxoSmithKline plc. From May 1993 to December 1996, Mr. Morrow was Group Vice President for Commercial Operations of Glaxo.

Mr. Richard D. Nanula, age 42, became Executive Vice President, Finance, Strategy and Communications in May 2001 and beginning in August 2001, Mr. Nanula became Chief Financial Officer. From November 1999 to February 2001, Mr. Nanula was Chairman and Chief Executive Officer of Broadband Sports, Inc., an internet media company. From March 1998 to May 1999, Mr. Nanula was President and Chief Operating Officer of Starwood Hotels & Resorts Worldwide, a worldwide hotel and gaming company. From August 1986 to March 1998, Mr. Nanula was at the Walt Disney Company where he held several positions including Senior Executive Vice President and Chief Financial Officer and President of Disney Stores Worldwide.

Mr. Steven M. Odre, age 53, became Senior Vice President, General Counsel and Secretary in March 2000, having served as Vice President, Intellectual Property, and Associate General Counsel since October 1988, and as Associate General Counsel from March 1988 to October 1988. From May 1986 to March 1988, Mr. Odre served as Director of Intellectual Property.

Dr. Roger M. Perlmutter, age 50, became Executive Vice President of Research and Development in January 2001. From July 1999 to December 2000, Dr. Perlmutter was Executive Vice President, Worldwide Basic Research and Preclinical Development of Merck Research Laboratories. From February 1999 to July 1999, Dr. Perlmutter served as Executive Vice President of Merck Research Laboratories, and from February 1997 to January 1999 as Senior Vice President of Merck Research Laboratories. From May 1989 to January 1997, Dr. Perlmutter was also Chairman of the Department of Immunology, University of Washington, and from January 1991 to January 1997, Professor in the Departments of Immunology, Biochemistry and Medicine, University of Washington. From October 1991 to January 1997, Dr. Perlmutter served as Investigator at the Howard Hughes Medical Institute at the University of Washington. Dr. Perlmutter currently serves on the Board of Directors of Stem Cells, Inc.

Mr. Barry D. Schehr, age 47, became Vice President, Financial Operations and Chief Accounting Officer in May 2000. From March 2000 to May 2000, Mr. Schehr served as Vice President, Accounting and Financial Operations, and from February 1997 to February 2000 as Director of Internal Audit. From October 1989 to January 1997, Mr. Schehr was a partner with Ernst & Young LLP, an accounting firm.

Dr. Beth C. Seidenberg, age 45, became Senior Vice President, Development of the Company in January 2002. From September 2001 to December 2001, Dr. Seidenberg served as Senior Vice President, Global Development of Bristol-Myers, a pharmaceutical company. From May 2000 to September 2001, Dr. Seidenberg served as Senior Vice President, Clinical Development & Life Cycle Management of Bristol-Myers. From April 2000 to May 2000, Dr. Seidenberg served as Vice President, Clinical Immunology/Pulmonary/Dermatology of Bristol-Myers. From July 1998 to March 2000, Dr. Seidenberg served as Vice President, Pulmonary-Immunology of Merck Research Laboratories. From June 1989 to June 1998, Dr. Seidenberg held several director positions at Merck Research Laboratories, including Executive Director.

Geographic Area Financial Information

For financial information concerning the geographic areas in which the Company operates, see Note 9 to the Consolidated Financial Statements.

Factors That May Affect Amgen

Amgen operates in a rapidly changing environment that involves a number of risks, uncertainties, and assumptions, many of which are beyond our control. For a discussion of some of these risks, see “—Financial Outlook—Factors that may affect Amgen” in the MD&A section of this report included under Item 7. Other risks are discussed elsewhere in this Form 10-K.

Investor Information

The Company is subject to the information requirements of the Securities Exchange Act of 1934 (the “Exchange Act”). Therefore, the Company files periodic reports, proxy statements, and other information with the Securities and Exchange Commission (the “SEC”). Such reports, proxy statements, and other information may be obtained by visiting the Public Reference Room of the SEC at 450 Fifth Street, NW, Washington, DC 20549 or by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site  (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically.

Financial and other information about the Company is available on its website (http://www.amgen.com). The Company makes available on its website, free of charge, copies of its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the SEC.

Item 2.    PROPERTIES

Amgen’s principal executive offices and a majority of its administrative, manufacturing, and R&D facilities are located in forty buildings in Thousand Oaks, California. Thirty-six of the buildings are owned and four are leased. Adjacent to these buildings are facilities that are under construction and additional property for future expansion. The Thousand Oaks, California properties include manufacturing facilities licensed by various regulatory bodies to produce commercial quantities of Epoetin alfa, NEUPOGEN®, Aranesp®, and Neulasta™.

Amgen owns seven buildings and leases two buildings in Boulder, Colorado, housing process development research and manufacturing facilities capable of producing commercial quantities of Kineret® bulk drug substance. The Company has a manufacturing complex in Longmont, Colorado, that is licensed to produce commercial quantities of Epoetin alfa and Aranesp® bulk drug substance. The Company has acquired approximately 159 acres of undeveloped land adjacent to the Longmont site to accommodate future expansion.

As part of the Immunex acquisition, Amgen assumed ownership of four buildings and leases for thirteen buildings in the Seattle, Washington area, which house R&D, manufacturing, and administrative facilities. In connection with the acquisition, the Company initiated an integration plan to consolidate certain Immunex leased facilities (see Note 3 to the Consolidated Financial Statements). The Company is currently constructing the Seattle inflammation research headquarters. The Company also owns additional property for future expansion in the Seattle, Washington area.

As part of the Immunex acquisition, Amgen assumed ownership of two buildings in West Greenwich, Rhode Island, including a manufacturing facility which produces commercial quantities of ENBREL®. The Company is also currently constructing a new manufacturing plant to be built adjacent to the existing manufacturing facility in Rhode Island to produce commercial quantities of ENBREL® with completion expected in 2005.

Elsewhere in North America, the Company owns a distribution center in Louisville, Kentucky, and a research facility in Cambridge, Massachusetts. The Company leases administrative offices in Washington, D.C. and Canada, and five regional sales offices in the United States.

Outside North America, the Company has a fill and finish manufacturing facility in Juncos, Puerto Rico, and a European packaging and distribution center in Breda, The Netherlands, which have been licensed by various regulatory bodies. Adjacent to the Company’s current Juncos manufacturing facility, the Company is constructing a new warehouse and new manufacturing facilities with completion dates for various structures expected in late 2003 and beyond. Adjacent to these buildings in Puerto Rico is additional property owned by the Company for future expansion. The Company leases facilities in thirteen European countries, Australia, New Zealand, and Japan, for administration, marketing, and/or research and development.

Amgen believes that its existing facilities plus anticipated additions are sufficient to meet its current needs.

Item 3.    LEGAL PROCEEDINGS

Certain of the Company’s legal proceedings are discussed below. While it is impossible to predict accurately or to determine the eventual outcome of these matters, the Company believes that the outcome of these proceedings will not have a material adverse effect on the annual financial statements of the Company.

Genentech litigation

On October 16, 1996, Genentech filed suit in the United States District Court for the Northern District of California (the “California Court”) for infringement of U.S. Patent Nos. 4,704,362, 5,221,619, and 4,342,832 (the “‘362, ‘619, and ‘832 Patents”), relating to vectors for expressing cloned genes and the methods for such expression. Genentech alleged that Amgen infringed its patents by manufacturing and selling NEUPOGEN®. On February 10, 1997, Genentech served an additional counterclaim asserting U.S. Patent No. 5,583,013 (the “‘013 Patent”), issued December 10, 1996.

At a hearing held on May 29, 1998, the parties stipulated to the dismissal with prejudice of claims with respect to the ‘832 Patent. The judge issued a final claim construction ruling interpreting the ‘362, ‘619, and ‘013 Patent claims which, among other things, essentially limited the claim term “control region” to DNA taken from a single operon and not constructed from control elements derived from various operons. On October 12, 2000, the California Court entered Final Judgment in the Company’s favor on the basis of no infringement. Genentech filed a notice of appeal. The parties filed briefs before the Federal Circuit Court of Appeals. Oral arguments were heard on October 9, 2001.

The Court of Appeals for the Federal Circuit issued a decision April 29, 2002 vacating summary judgment of no literal infringement and affirming Genentech’s non-compliance with the local rules, thereby precluding Genentech from proceeding on a theory of infringement under the doctrine of equivalents. The Federal Circuit Court of Appeals remanded the case to the United States District Court for the Northern District of California to determine the issue of literal infringement under a revised claim construction, as well as the validity and enforceability of Genentech’s patents. The District Court issued an order dated January 24, 2003 denying the Company’s Motion for Summary Judgment of No Literal Infringement. The District Court issued an order dated February 10, 2003 granting Genentech’s Motion for Summary Judgment of No Inequitable Conduct, dismissing that defense with prejudice. A trial date has been set for September 2, 2003.

Transkaryotic Therapies and Aventis litigation

On April 15, 1997, Amgen filed suit in the Massachusetts District Court against Transkaryotic Therapies, Inc. (“TKT”) and Hoechst Marion Roussel, Inc. (“HMR”—now Aventis Pharmaceuticals Inc., together with TKT, the “Defendants”) alleging infringement of three U.S. patents owned by Amgen that claim an erythropoietin product and processes for making erythropoietin. Amgen sought an injunction preventing the Defendants from making, importing, using, or selling erythropoietin in the United States. On October 7, 1999, Amgen filed an amended complaint, which added two additional patents to the litigation. Defendants’ amended answer asserted that all five of the patents-in-suit were not infringed, were invalid, or were unenforceable due to inequitable conduct.

Amgen’s motion for summary judgment of literal infringement was granted by the Massachusetts District Court on April 26, 2000 with respect to claim 1 of U.S. Patent No. 5,955,422 (the “‘422 Patent”). On May 15, 2000, trial began in the Massachusetts District Court. On June 9, 2000, the Massachusetts District Court granted Defendants’ motion for non-infringement of U.S. Patent No. 5,618,698 (the “‘698 Patent”), removing the ‘698 Patent from this action. On July 21, 2000, the Massachusetts District Court granted Amgen’s motion for judgment on the Defendants’ defenses of invalidity based upon anticipation and obviousness.

On January 19, 2001, the Massachusetts District Court ruled that claims 2-4 of the ‘080 Patent, claims 1, 3, 4, and 6 of the ‘349 Patent and claim 1 of the ‘422 Patent were valid, enforceable, and infringed by TKT’s EPO product and the cells used to make such product. The Massachusetts District Court also held that claim 7 of the ‘349 patent and claims 1, 2, and 9 of the ‘933 Patent were not infringed, and that if infringed the claims of the ‘933 patent would be invalid.

On January 26, 2001, TKT and HMR filed a Notice of Appeal and on February 14, 2001, Amgen filed a Notice of Cross-Appeal, to the U.S. Court of Appeals for the Federal Circuit. On March 22, 2001, Amgen filed an Amended Notice of Cross-Appeal to include claim 9 of the ‘698 patent. After the parties briefed the issues on appeal, oral arguments were heard on May 7, 2002 by the U.S. Court of Appeals for the Federal Circuit.

On January 6, 2003, the U.S. Court of Appeals for the Federal Circuit upheld the District Court’s decision that TKT and HMR infringe the ‘349 and ‘422 patents. The court further upheld the enforceability and validity of all of the asserted claims except for validity over two references which was vacated and remanded to the District Court. The court vacated and remanded to the District Court of Massachusetts for further consideration of (i) the finding of infringement of the ‘080 patent, (ii) the holding of non-infringement of the ‘698 patent, and (iii) the effect of two references on the validity of the asserted claims of the patents. On January 20, 2003, TKT and HMR filed a Combined Motion for Panel Rehearing and Rehearing En Banc with the Federal Circuit regarding the court’s affirmance of the validity of the asserted claims under 35 U.S.C. § 112. On March 3, 2003, the Federal Circuit denied TKT and HMR’s Motions for Panel Rehearing and Rehearing En Banc.

Average Wholesale Price Litigation

Amgen has been served with complaints in ten separate civil actions broadly alleging that it, together with a large number of other pharmaceutical manufacturers, reported prices for certain products that overstate the Average Wholesale Price (“AWP”), allegedly inflating reimbursement, including co-payments paid to providers who prescribe and administer the products. An additional civil complaint naming Amgen as a defendant has been filed against the Company, but not formally served upon the Company. In addition, Immunex has been served with eight civil AWP actions and has been named in a ninth complaint that has not been formally served upon Immunex.

The complaints assert varying claims under the federal RICO statutes, their state law corollaries, as well as state law claims for deceptive trade practices and common law fraud. The complaints seek an undetermined amount of damages, as well as other relief, including declaratory and injunctive relief. The cases include the following:

Citizens for Consumer Justice, et al., v. Abbott Laboratories, Inc., et al. (U.S. District Court, District of Massachusetts). Amgen was served with this complaint on January 7, 2002. Immunex was served with this complaint on January 3, 2002. This action, along with others, was consolidated as In Re Pharmaceutical Average Wholesale Price Litigation, MDL No. 1456 (“the AWP MDL”), in the U.S. District Court, District of Massachusetts (Judge Patti Saris) (the “Massachusetts District Court”). On September 9, 2002 a Master Consolidated Class Action Complaint (“MCCAC”) was served upon Amgen and Immunex. Amgen and Immunex, as well as the other defendants, filed a motion to dismiss the MCCAC. On January 13, 2003 the Massachusetts District Court conducted a hearing on the motion to dismiss, but has yet to issue a ruling on the motion.

Teamsters Health & Welfare Fund of Philadelphia, et al., v. Abbott Laboratories, Inc., et al. (U.S. District Court for the Eastern District of Pennsylvania). Amgen was served with this complaint on May 7, 2002. Immunex is not a named defendant in the case. This action, along with Citizens for Consumer Justice, was consolidated into the AWP MDL and transferred to the Massachusetts District Court. The parties are awaiting a decision on the defendants’ motion to dismiss the MCCAC.

Action Alliance of Senior Citizens of Greater Philadelphia v. Immunex Corp., (U.S. District Court for the Western District of Washington). Immunex was served with this complaint on December 10, 2001. Amgen is not a named defendant in the case. This action, along with Citizens for Consumer Justice, was consolidated into the AWP MDL and transferred to the Massachusetts District Court. The parties are awaiting a decision on the defendants’ motion to dismiss the MCCAC.

State of Nevada v. American Home Products Corporation, et al. (removed from Nevada state court to the U.S. District Court for the District of Nevada). Amgen was served with this complaint on March 25, 2002. Immunex was served with this complaint on March 22, 2002. This action was consolidated into the AWP MDL, and transferred to the Massachusetts District court. Plaintiff State of Nevada has filed a Motion to Remand the case to Nevada state court. The Massachusetts District Court has scheduled a hearing on this Motion to Remand for March 7, 2003.

State of Montana ex rel. Mike McGrath, Attorney General v. Abbott Laboratories, et al. (removed from Montana state court to the U.S. District Court for the District of Montana). Amgen was served with this complaint on March 28, 2002. Immunex was served with this complaint on April 5, 2002. This action was consolidated into the AWP MDL, and transferred to the Massachusetts District Court. Plaintiff State of Montana has filed a Motion to Remand the case to Montana state court. The Massachusetts District Court has scheduled a hearing on this Motion to Remand for March 7, 2003.

John Rice, et al. v. Abbott Laboratories, Inc., et al. (removed from California Superior Court, Alameda County to the U.S. District Court for the Northern District of California). Amgen was served with this class action complaint on July 30, 2002. Immunex was served with this complaint on July 25, 2002. This action was conditionally transferred by the Judicial Panel on Multi-District Litigation (“JPML”) to the AWP MDL in the Massachusetts District Court.

Constance Thompson, et al. v. Abbott Laboratories, Inc., et al. (removed from California Superior Court, San Francisco County to the U.S. District Court for the Northern District of California). Neither Amgen nor Immunex have been formally served in this case, but both companies have entered a limited appearance in the case for the purpose of removing the matter to federal court. Both accepted service of the complaint and have appeared in the case. This action was conditionally transferred by JPML to the AWP MDL in the Massachusetts District Court.

Ronald Turner, et al. v. Abbott Laboratories, Inc., et al. (removed from California Superior Court, San Francisco County to the U.S. District Court for the Northern District of California). Amgen was served with this class action complaint on September 26, 2002. Immunex was served with this complaint on September 24, 2002. This action was conditionally transferred by the JPML to the AWP MDL in the Massachusetts District Court. Plaintiff has filed a Motion to Vacate the JPML’s conditional transfer order. A hearing has been scheduled before the JPML for March 27, 2003.

Congress of California Seniors v. Abbott Laboratories, et al. (removed from California Superior Court, Los Angeles County to the U.S. District Court for the Central District of California). Amgen and Immunex were each served with this class action complaint on September 26, 2002. This action was conditionally transferred by the JPML to the AWP MDL in the Massachusetts District Court. Plaintiff did not oppose the conditional transfer and the parties are awaiting the transfer of the case record to the AWP MDL.

Peter Virag v. Allergan, Inc., et al. (removed from California Superior Court, Los Angeles County to the U.S. District Court for the Central District of California). Amgen was served with this class action complaint on October 11, 2002. Immunex is not a named defendant in the case. This action was conditionally transferred by the JPML to the AWP MDL in the Massachusetts District Court. By joint stipulation and order, the case was voluntarily dismissed with prejudice on February 21, 2003.

Robert J. Swanston v. TAP Pharmaceutical Products, Inc., et al. (removed from Arizona Superior Court, Maricopa County to the U.S. District Court for the District of Arizona). Amgen was served with plaintiff’s second amended class action complaint on January 8, 2003. Immunex was served with plaintiff’s second amended complaint on January 7, 2003. On January 10, 2003 defendants filed a Notice of Related Action to the

AWP MDL and on January 13, 2003 filed a Motion to Stay all proceedings pending a decision by the JPML to transfer the case to the AWP MDL.

County of Suffolk v. Abbott Laboratories, Inc., et al. (U.S. District Court for the Eastern District of New York). Amgen was served with this complaint on January 29, 2003. Immunex is not a named defendant in the case. On January 24, 2003 defendants filed a Notice of Related Action to the AWP MDL.

Johnson & Johnson arbitrations

The Company filed a demand in an arbitration with Johnson & Johnson to terminate Johnson & Johnson’s rights under a license agreement (the “License Agreement”) relating to certain patented technology and know-how of the Company to sell Epoetin alfa throughout the United States for all human uses except dialysis and diagnostics and to recover damages for breach of the License Agreement based on the Company’s claim that Johnson & Johnson has intentionally sold PROCRIT® (the brand name under which Johnson & Johnson sells Epoetin alfa) into the Company’s exclusive dialysis market. The trial commenced in January 2002.

On October 18, 2002 the arbitrator issued his ruling in the arbitration. He found that Johnson & Johnson had breached the License Agreement. While the arbitrator ruled that Johnson & Johnson’s conduct did not warrant termination of the License Agreement, he found Johnson & Johnson’s conduct was illegal. As a consequence, the arbitrator awarded the Company $150 million in damages.

On January 24, 2003 the arbitrator determined that Amgen was the prevailing party in the arbitration and ordered Johnson & Johnson to pay Amgen’s costs and expenses, including its reasonable attorneys’ fees, incurred by Amgen in the arbitration. On March 7, 2003, the Company filed a petition for recovery of its costs and fees in the amount of approximately $91.2 million. Such petition and the amount requested is subject to the approval of the arbitrator. Additionally, Johnson & Johnson may contest some or all such costs and fees. At December 31, 2002, no amounts have been recorded related to the reimbursement for costs and expenses.

Israel Bio-Engineering Project litigation

On September 3, 2002, Israel Bio-Engineering Project (“IBEP”), filed a patent infringement lawsuit against the Company, the Company’s wholly-owned subsidiary, Immunex Corporation, Wyeth and Wyeth Pharmaceuticals in the U.S. District Court for the Central District of California, relating to a U.S. Patent No. 5,981,701. Although not the title owner of record, IBEP alleges that it owns the patent. IBEP asserts that the manufacture and sale of ENBREL® (etanercept) infringes claim 1 of this patent. IBEP seeks an accounting of damages and of any royalties or license fees paid to a third-party and seeks to have the damages trebled on account of alleged willful infringement. IBEP also seeks to force the defendants to take a compulsory non-exclusive license.

ZymoGenetics litigation

On March 7, 2002, ZymoGenetics, Inc. (“ZymoGenetics”) filed a patent infringement lawsuit against Immunex Corporation in the U.S. District Court for the Western District of Washington, relating to six U.S. patents having claims directed to certain fusion proteins and processes for making these proteins. The patents-in-suit are the following U.S. patents: 5,843,725; 6,018,026; 6,291,212 BI; 6,291,646 BI; 6,300,099 BI; and 6,323,323 BI. Although not specified in the complaint, in its public statements, ZymoGenetics asserted that the manufacture, importation, and sale of ENBREL® infringed these patents. ZymoGenetics sought a declaration of infringement and available remedies under the patent laws, including monetary damages and injunctive relief. On December 10, 2002, the parties to this litigation entered into a settlement agreement terminating the litigation whereby Amgen and Wyeth received a non-exclusive, worldwide license to the ZymoGenetics patents claiming immunoglobulin fusion proteins in exchange for a one-time payment to ZymoGenetics.

Securities Litigation

Shareholder Litigation

On December 14, 2001, David Osher, an alleged shareholder of Immunex, filed a purported class action on behalf of Immunex shareholders against the members of the Immunex board of directors (the “Immunex Board”) and Wyeth in King County Superior Court of Washington (the “Washington Court”). The complaint alleges that Wyeth and the Immunex Board breached fiduciary duties owed to Immunex shareholders by stalling the merger discussions with Amgen as a result of positions taken by Wyeth in the negotiations relating to its control of Immunex and its marketing rights in future Immunex products. The complaint further alleges that Wyeth and the Immunex Board were favoring their own interests and not acting in good faith toward plaintiff and the purported class. On March 25, 2002, plaintiff filed an amended complaint, alleging that Wyeth and the Immunex Board breached their fiduciary duties owed to Immunex shareholders by approving the merger with Amgen with terms that do not allow consideration of competing offers and by failing to disclose to Immunex shareholders certain information concerning the benefits to be received by Wyeth and certain Immunex directors/officers upon the completion of the merger. The amended complaint further alleges that Amgen aided and abetted Wyeth and the Immunex Board in the breach of their fiduciary duties owed to Immunex shareholders by offering Wyeth and certain Immunex directors/officers disproportionate consideration for approval of the merger with Amgen. Plaintiff seeks: certification as a class action and certification of plaintiff as class representative; preliminary and permanent injunction against proceeding with, or closing, the merger or any transaction that improperly favors the interests of Wyeth; rescission of the merger if it is consummated; and an award of the costs including attorneys’ and experts’ fees.

On April 29, 2002, Immunex announced the settlement, which settlement is subject to court approval among other things, of three lawsuits against Immunex and certain of Immunex’s former directors and officers, and in the Osher matter, against Amgen relating to the acquisition of Immunex by Amgen: (i) a suit filed by David Osher, on behalf of a class of Immunex shareholders, against Immunex, all former members of Immunex’s board of directors, Wyeth and Amgen; (ii) a suit filed by Adele Brody, on behalf of a class of Immunex shareholders against Immunex, Wyeth, all former members of Immunex’s board of directors and the marital community of each named individual; and (iii) a suit filed by Edwin Weiner, on behalf of a class of Immunex shareholders, against Immunex, Wyeth, all former members of Immunex’s board of directors and the marital community of each named individual.

In connection with the settlement, (i) Immunex and Amgen agreed to reduce the termination fee payable by Immunex or Amgen under certain circumstances set forth in the Amended and Restated Agreement and Plan of Merger dated December 16, 2001 between Amgen, AMS Acquisition Inc., and Immunex by $20 million, (ii) Immunex obtained an updated opinion from Merrill Lynch, Pierce, Fenner & Smith Incorporated regarding the fairness of the merger consideration from a financial point of view to be received by Immunex shareholders, and (iii) Immunex agreed to provide certain additional disclosures regarding the merger in a Current Report on Form 8-K, which was filed with the SEC on April 30, 2002.

Stockholder Derivative Lawsuit

On March 14, 2002, Linda Blatchly, an alleged stockholder of Amgen, filed a purported stockholder derivative lawsuit against all members of the Amgen board of directors (the “Amgen Board”) and nominally against Amgen in the Ventura County Superior Court of California. The complaint alleges, among other things, that, after the filing with the SEC of the Annual Report of Immunex on Form 10-K on March 8, 2002 which contained disclosure regarding the lease for the new Immunex facility in Seattle, the Amgen Board members breached their fiduciary duties to Amgen by refusing to renegotiate or terminate the acquisition of Immunex, failing to disclose the true value of the financial condition of Immunex and seeking to acquire Immunex without conducting adequate due diligence. The complaint seeks: a declaration that the Amgen Board members have breached and are breaching their fiduciary and other duties to Amgen and the Amgen stockholders; preliminary and permanent injunction against proceeding with the merger; an order requiring an independent evaluation as to

(a) the true worth of Immunex, and (b) if it is determined that the acquisition of Immunex is in the best interests of Amgen, requiring an adjustment of the merger consideration; compensatory damages against defendants in favor of Amgen; and costs including attorneys’ fees.

The plaintiff in the purported stockholder derivative lawsuit filed against all members of the Amgen board of directors has tentatively agreed to a dismissal without prejudice for no consideration.

Governmental Investigations

According to press reports, approximately 20 pharmaceutical companies are under investigation by the U.S. Department of Justice, U.S. Department of Health and Human Services, and/or state agencies related to the pricing of their products. Immunex has received notice from the U.S. Department of Justice requesting it to produce documents in connection with a Civil False Claims Act investigation of the pricing of Immunex’s current and former products for sale and eventual reimbursement by Medicare or state Medicaid programs. Immunex Corporation also received similar requests from the U.S. Department of Health and Human Services and state agencies. Several of Immunex’s current and former products are or were regularly sold at substantial discounts from list price. The Company does not know what action, if any, the federal government or any state agency will take as a result of their investigations.

Item	4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company’s security holders during the last quarter of its fiscal year ended December 31, 2002.

PART II

Item 5.    MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s common stock trades on The NASDAQ Stock Market under the symbol AMGN. As of February 21, 2003, there were approximately 16,000 holders of record of the Company’s common stock. No cash dividends have been paid on the common stock to date, and the Company currently intends to utilize any earnings for development of the Company’s business and for repurchases of its common stock.

The following table sets forth, for the fiscal periods indicated, the range of high and low closing sales prices of the common stock as quoted on The NASDAQ Stock Market for the years 2002 and 2001:

	High	Low
2002
4th Quarter	$51.75	$43.66
3rd Quarter	48.54	31.07
2nd Quarter	61.39	37.80
1st Quarter	62.48	54.33

2001
4th Quarter	$68.49	$56.03
3rd Quarter	65.66	54.01
2nd Quarter	70.02	51.51
1st Quarter	74.19	54.94

Recent Sale of Unregistered Securities

In March 2002, Amgen issued $3.95 billion in aggregate face amount at maturity of ($1,000 face amount per note) 30-year, zero-coupon senior convertible notes (the “Convertible Notes”) with a yield to maturity of 1.125%. The Convertible Notes were sold in a private placement under Section 4(2) of the Securities Act of 1933, as amended, (the “Securities Act”) in connection with an offering to qualified institutional buyers pursuant to Rule 144A of the Securities Act. Merrill Lynch & Co. was the initial purchaser and received an underwriting discount of $56.3 million in connection with the offering. The resale of the Convertible Notes by note holders was subsequently registered with the SEC in May 2002. The gross proceeds from the offering were approximately $2.82 billion (a $714.23 per note original issue price). The original issue discount of $1.13 billion (or $285.77 per note) is being accreted to interest expense over the life of the Convertible Notes using the effective interest method. Debt issuance costs totaled approximately $56.5 million and are being amortized on a straight-line basis over the life of the notes. Simultaneous with the issuance of the Convertible Notes, the Company repurchased 11.3 million shares at a total cost of $650 million. The remainder of the proceeds are available for use for general corporate purposes, including acquisitions, additional share repurchases, capital expenditures, and working capital. See Note 8 to the Consolidated Financial Statements for further discussion of the terms of Convertible Notes.

Item 6.	SELECTED FINANCIAL DATA
(In millions, except per share data)

	Years ended December 31,
	2002	2001	2000	1999	1998
Consolidated Statement of Operations Data:
Revenues:
Product sales (1)	$4,991.2	$3,511.0	$3,202.2	$3,042.8	$2,514.4
Other revenues	531.8	504.7	427.2	297.3	203.8
Total revenues	5,523.0	4,015.7	3,629.4	3,340.1	2,718.2
Operating expenses:
Cost of sales (2)	735.7	443.0	408.4	402.1	345.2
Research and development	1,116.6	865.0	845.0	822.8	663.3
Selling, general and administrative	1,462.1	970.7	826.9	654.3	515.4
Write off of acquired in-process research and development (3)	2,991.8	—	30.1	—	—
Amortization of acquired intangible assets	155.2	—	—	—	—
Other items, net (4)	(141.3)	203.1	(48.9)	(49.0)	(23.0)
Net (loss) income	(1,391.9)	1,119.7	1,138.5	1,096.4	863.2
Diluted (loss) earnings per share	(1.21)	1.03	1.05	1.02	0.82
Cash dividends declared per share	—	—	—	—	—

	At December 31,
	2002	2001	2000	1999	1998
Consolidated Balance Sheet Data:
Total assets (5)	$24,456.3	$6,443.1	$5,399.6	$4,077.6	$3,672.2
Long-term debt (6)	3,047.7	223.0	223.0	223.0	223.0
Stockholders’ equity (5)	18,286.0	5,217.2	4,314.5	3,023.5	2,562.2

(1)	Due to Year 2000 contingency planning in the fourth quarter of 1999, the Company offered extended payment terms on limited shipments of EPOGEN® and NEUPOGEN® to certain wholesalers. These Year 2000-related sales totaled $45 million.

(2)	In 2001, the Company recorded a charge of $39.5 million to write-off certain inventory deemed not recoverable.

(3)	As part of the purchase price allocation for Immunex, the Company recorded a charge to write-off acquired IPR&D of $2,991.8 million. The IPR&D charge represents an estimate of the fair value of purchased in-process technology for projects that, as of the acquisition date, had not reached technological feasibility and had no alternative future use. In 2000, the Company wrote off $30.1 million of acquired IPR&D related to the acquisition of Kinetix Pharmaceuticals, Inc. See Notes 3 and 11 to the Consolidated Financial Statements for further discussion of IPR&D related to these acquisitions.

(4)	Other items, net in 2002 includes: 1) a benefit of $151.2 million related to the Company’s arbitration with Johnson & Johnson, 2) a benefit of $40.1 million related to a recovery of certain expenses accrued in 2001 related to finalizing the termination of collaboration agreements with various third parties, and 3) a charitable contribution of $50 million to the Amgen Foundation. Other items, net in 2001 primarily relates to the costs of terminating collaboration agreements with various third parties. Other items, net in 2000 includes a benefit of $73.9 million related to a legal proceeding with Johnson & Johnson, and a charitable contribution of $25 million to the Amgen Foundation. Other items, net in 1999 and 1998 relate to various legal proceedings. See Note 4 to the Consolidated Financial Statements for further discussion of other items, net for 2002, 2001, and 2000.

(5)	In July 2002, Amgen acquired all of the outstanding common stock of Immunex for approximately $17.8 billion. See Note 3 to the Consolidated Financial Statements for further discussion of the acquisition and the related purchase price allocation.

(6)	In March 2002, Amgen issued zero-coupon, senior convertible notes with a face amount at maturity of $3.95 billion. See Note 8 to the Consolidated Financial Statements for further discussion of the terms of the convertible notes.

Item 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Each share of Immunex common stock outstanding at July 15, 2002 was converted into 0.44 of a share of Amgen common stock and $4.50 in cash. As a result, Amgen issued approximately 244.6 million shares of common stock and paid approximately $2.5 billion in cash to former Immunex shareholders. Amgen also paid Wyeth $25 million at the closing of the merger for the termination of certain Immunex product rights in favor of Wyeth, as specified in the agreement regarding governance and commercial matters. In addition, each employee stock option to purchase Immunex common stock outstanding at July 15, 2002 was assumed by Amgen and converted into an option to purchase Amgen common stock based on the terms specified in the merger agreement. As a result, approximately 22.4 million options to purchase Amgen common stock were assumed, on a converted basis. The acquisition was structured to qualify as a tax-free reorganization within the meaning of Section 368(a) of the Internal Revenue Code.

Unless otherwise indicated, the discussions in this report of the results of operations for the year ended December 31, 2002 and financial condition at December 31, 2002 include the results of operations of Immunex commencing from July 16, 2002. Comparisons are made to the results of operations for the years ended December 31, 2001 and 2000 and financial condition at December 31, 2001, which include only the historical results of Amgen.

Liquidity and Capital Resources

Cash, cash equivalents, and marketable securities

The Company had cash, cash equivalents, and marketable securities of $4,663.9 million and $2,662.2 million at December 31, 2002 and 2001, respectively. Of the total cash, cash equivalents, and marketable securities at December 31, 2002, approximately $2.0 billion represents cash generated from operations in foreign tax jurisdictions and is intended for use in such foreign operations (see “Results of Operations—Income taxes”). If these funds are repatriated for use in the Company’s U.S. operations, additional taxes on certain of these amounts would be required to be paid. The Company does not currently anticipate a need to repatriate these funds to the United States.

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

Cash flows

Cash provided by operating activities has been and is expected to continue to be the Company’s primary recurring source of funds. In 2002, operations provided $2,248.8 million of cash compared with $1,480.2 million in 2001. The increase in cash provided by operating activities in 2002 resulted primarily from higher earnings, excluding the one-time, non-cash write-off of in-process research and development, and depreciation and amortization.

In July 2002, the Company paid the cash portion of the merger consideration of approximately $2.5 billion upon close of the Immunex acquisition. Also as a result of the acquisition, the Company received:

—	cash and investments acquired from Immunex of approximately $940 million

—	proceeds from the sale of the Leukine® business to Schering AG Germany (“Schering”) of approximately $390 million

Capital expenditures totaled $658.5 million in 2002 compared with $441.8 million in 2001. The increase in capital expenditures in 2002 resulted primarily from capital expenditures related to the Puerto Rico manufacturing expansion, the Seattle inflammation research headquarters, and the Rhode Island manufacturing facilities.

The Company receives cash from the exercise of employee stock options and proceeds from the sale of stock by Amgen pursuant to the employee stock purchase plan. Employee stock option exercises and proceeds from the sale of stock by Amgen pursuant to the employee stock purchase plans provided $427.8 million and $277.7 million of cash in 2002 and 2001, respectively. Proceeds from the exercise of employee stock options will vary from period to period based upon, among other factors, fluctuations in the market value of the Company’s stock relative to the exercise price of such options.

The Company has a stock repurchase program primarily to reduce the dilutive effect of its employee stock option and stock purchase plans. In 2002, the Company repurchased 28.0 million shares of its common stock at a total cost of $1,420.4 million. In 2001, the Company repurchased 12.7 million shares of its common stock at a total cost of $737.5 million. Stock repurchased in 2002 includes 11.3 million shares of common stock repurchased simultaneously with the issuance of the 30-year, zero-coupon senior convertible notes (the “Convertible Notes”, discussed below) at a total cost of $650 million. In June 2002, the Board of Directors authorized the Company to repurchase up to an additional $2.0 billion of common stock through June 30, 2004. At the time of the additional authorization, the Company had approximately $257.1 million remaining under the previous authorized stock repurchase program. The amount the Company spends on and the number of shares repurchased varies based on a variety of factors, including the stock price and blackout periods in which the Company is restricted from repurchasing shares. As of December 31, 2002, $1,842.1 million was available for stock repurchases through June 30, 2004.

Debt financing

In March 2002, the Company issued $3.95 billion in aggregate face amount at maturity of Convertible Notes with a yield to maturity of 1.125%. The gross proceeds from the offering were approximately $2.82 billion. The original issue discount of $1.13 billion is being accreted to interest expense over the life of the Convertible Notes using the effective interest method. Debt issuance costs were approximately $56.5 million and are being amortized on a straight-line basis over the life of the notes. The holders of the Convertible Notes may require the Company to purchase all or a portion of their notes on March 1, 2005, March 1, 2007, March 1, 2012, and March 1, 2017 at a price equal to the original issuance price plus the accrued original issue discount to the purchase dates. In such event, the Company may choose to pay the purchase price in cash and/or shares of common stock (see Note 8, “Debt—Convertible notes” to the Consolidated Financial Statements).

To provide for financial flexibility and increased liquidity, the Company has established several other sources of debt financing. As of December 31, 2002, the Company had $200 million of unsecured long-term debt securities outstanding. These unsecured long-term debt securities consisted of: 1) $100 million of debt securities that bear interest at a fixed rate of 6.5% and mature in 2007 under a $500 million debt shelf registration (the “Shelf”), and 2) $100 million of debt securities that bear interest at a fixed rate of 8.1% and mature in 2097. In addition, the Company has $23 million of debt securities that bear interest at a fixed rate of 6.2% and mature in 2003, which are classified as current liabilities. The Company’s outstanding long-term debt is rated A2 by Moody’s and A+ by Standard & Poor’s. Under the Shelf, all of the remaining $400 million of debt securities available for issuance may be offered under the Company’s medium-term note program with terms to be determined by market conditions.

The Company’s sources of debt financing also include a commercial paper program which provides for unsecured short-term borrowings up to an aggregate face amount of $200 million. As of December 31, 2002, commercial paper with a face amount of $100 million was outstanding. These borrowings had maturities of less than one month and had effective interest rates averaging 1.4%. In addition, the Company has an unsecured $150 million committed credit facility with five participating banking institutions that expires on May 28, 2003. This credit facility supports the Company’s commercial paper program. As of December 31, 2002, no amounts were outstanding under this line of credit.

Contractual obligations

Contractual obligations represent future cash commitments and liabilities under agreements with third parties, and exclude contingent liabilities which the Company cannot reasonably predict future payment. The following chart represents the Company’s contractual obligations, aggregated by type (in millions):

	Payments due by period
Contractual obligations	Total	Less than 1 year	2-3 Years	4-5 Years	More than 5 years
Medium and long-term notes and commercial paper	$323.0	$123.0	$—	$100.0	$100.0
Convertible Notes (1)	2,917.8	—	2,917.8	—	—
Operating lease obligations	135.7	34.7	49.6	23.9	27.5
Unconditional purchase obligations (2)	1,343.4	302.1	530.1	204.5	306.7

Total contractual obligations	$4,719.9	$459.8	$3,497.5	$328.4	$434.2

(1)	Holders of the Convertible Notes may require the Company to purchase all or a portion of the notes on specific dates as early as March 1, 2005 at the original issuance price plus accrued original issue discount (“accreted value”) through the purchase date. The amount above represents the accreted value on March 1, 2005. The accreted value based on the 30-year contractual maturity is $3,950.0 million. In the event the Company is required to repurchase the notes, it may choose to pay the purchase price in cash and/or shares of common stock.

(2)	Unconditional purchase obligations primarily relate to the Company’s long-term supply agreement with Boehringer Ingelheim Pharma KG (“BI Pharma”) for the manufacture of commercial quantities of ENBREL®. Amounts owed to BI Pharma are based on firm commitments for the purchase of production capacity for ENBREL® and reflect certain estimates such as production run success rates and bulk drug yields achieved. The Company’s obligation to pay certain of these amounts may be reduced based on certain future events.

The Company believes that existing funds, cash generated from operations, and existing sources of debt financing are adequate to satisfy its working capital and capital expenditure requirements for the foreseeable future, as well as to support its stock repurchase program (see “Financial Outlook—Liquidity and capital resources”). However, the Company may raise additional capital from time to time.

Results of Operations

Product sales

Product sales in 2002 primarily consisted of sales of EPOGEN® (Epoetin alfa), Aranesp® (darbepoetin alfa), NEUPOGEN® (Filgrastim), Neulasta™ (pegfilgrastim), and ENBREL® (etanercept). In 2002, product sales were

$4,991.2 million, an increase of $1,480.2 million or 42% over the prior year. This increase was principally driven by Neulasta™, Aranesp®, and ENBREL® sales. Product sales for 2002, excluding sales from products acquired from Immunex, were $4,589.4 million, an increase of $1,078.4 million or 31% over the prior year. Product sales were $3,511.0 million in 2001, an increase of $308.8 million or 10% over the prior year. Product sales are influenced by a number of factors, including demand, wholesaler inventory management practices, foreign exchange effects, new product launches, and acquisitions.

EPOGEN®/Aranesp®

In June 2001, the Company received approval to market Aranesp® in most countries in Europe, Australia, and New Zealand for the treatment of anemia associated with chronic renal failure, including patients on dialysis and patients not on dialysis. In September 2001, Amgen received approval in the United States for the same indication. In July 2002, the Company received U.S. Food and Drug Administration (“FDA”) approval to market Aranesp® for the treatment of chemotherapy-induced anemia in patients with non-myeloid malignancies. In August 2002, the European Commission approved Aranesp® for the treatment of anemia in adult cancer patients with solid tumors receiving chemotherapy. Aranesp® was launched in several countries in Europe for this indication.

Combined EPOGEN® and Aranesp® sales for 2002 were $2,676.2 million, an increase of $526.2 million or 24% over combined 2001 sales. EPOGEN® sales for 2002 were $2,260.6 million, an increase of $152.1 million or 7% over 2001 EPOGEN® sales. The Company believes that EPOGEN® sales growth for 2002 was principally driven by demand, which includes the effect of higher prices and growth in the dialysis patient population. Worldwide Aranesp® sales for 2002 were $415.6 million, including U.S. sales of $284.7 million. The Company believes that worldwide Aranesp® sales for 2002 were driven primarily by demand, and reflect the benefit of receiving the oncology indication in the United States in July 2002.

Combined EPOGEN® and Aranesp® sales in 2001 were $2,150.0 million, an increase of $187.1 million or 10% over 2000 EPOGEN® sales. This increase was primarily due to higher EPOGEN® demand, which includes the effect of higher prices and growth in the dialysis patient population, and to a lesser extent, the launch of Aranesp® in the United States and Europe. The reported sales growth was negatively impacted to a slight degree by wholesaler inventory changes. Worldwide Aranesp® sales in 2001 were $41.5 million.

NEUPOGEN®/Neulasta™

The Company launched Neulasta™ in the United States in April 2002 to decrease the incidence of infection, as manifested by febrile neutropenia in patients with non-myeloid malignancies receiving myelosuppressive anti-cancer drugs associated with a clinically significant incidence of febrile neutropenia. In August 2002, the European Commission approved Neulasta™ for the reduction in the duration of neutropenia and the incidence of febrile neutropenia in patients with cytotoxic chemotherapy for malignancy. In January 2003, the Company commenced launching Neulasta™ in Europe on a country-by-country basis as reimbursement has been established.

Combined Neulasta™ and worldwide NEUPOGEN® sales in 2002 were $1,843.1 million, an increase of $496.7 million or 37%, over NEUPOGEN® only sales in the prior year. The Company believes that the increase in combined sales for Neulasta™ and NEUPOGEN® for 2002 was primarily driven by demand for Neulasta™, which reflects the conversion of NEUPOGEN® patients to Neulasta™ and patient population growth. Combined sales also benefited, to a lesser extent, from wholesaler inventory changes and higher NEUPOGEN® prices in the United States.

Neulasta™ sales in 2002 were $463.5 million. Worldwide NEUPOGEN® sales in 2002 were $1,379.6 million, an increase of $33.2 million or 2% over the prior year NEUPOGEN® sales. In 2002, U.S. NEUPOGEN® sales were $1,041.7 million, a decrease of $8.9 million or 1% over 2001 sales. This decrease was primarily due to lower U.S. NEUPOGEN® demand, partially offset by favorable wholesaler inventory changes. The Company believes that U.S. NEUPOGEN® demand declined at a mid-single digit rate from 2001. The decrease in U.S. demand was primarily impacted by the conversion of NEUPOGEN® patients to Neulasta™, partially offset by higher NEUPOGEN® prices in the United States. The Company believes that, as demand for Neulasta™ increased subsequent to its U.S. launch, U.S. NEUPOGEN® demand decreased at an accelerated rate due to the conversion of patients to Neulasta™. In the fourth quarter of 2002, combined Neulasta™ and worldwide NEUPOGEN® sales were $514.0 million, an increase of 53% over worldwide NEUPOGEN® only sales in the prior year period. The Company believes this increase in combined sales was negatively impacted by a decline in U.S. NEUPOGEN® demand in the low-20% range, driven by conversion of patients to Neulasta™ (see “Financial Outlook—Trends expected to impact future operations”).

Worldwide NEUPOGEN® sales in 2001 were $1,346.4 million, an increase of $122.7 million or 10% over the prior year. This increase was primarily due to worldwide demand growth, which includes the effect of higher prices in the United States.

ENBREL®

The Company began recording ENBREL® sales on July 16, 2002, subsequent to the close of the Immunex acquisition. For the period from July 16, 2002 through December 31, 2002, ENBREL® sales were $362.1 million. In 2002, ENBREL® sales were impacted by supply constraints.

Corporate partner revenues

Corporate partner revenues were $200.3 million in 2002, a decrease of $51.7 million or 21% over the prior year. Corporate partner revenues include $174.6 million related to amounts earned from Kirin-Amgen, Inc. (“Kirin-Amgen”) in 2002. The overall decrease in corporate partner revenues was primarily due to lower revenues earned from Kirin-Amgen, and to a lesser extent, lower revenues earned under other collaboration agreements.

In 2001, corporate partner revenues were $252.0 million, an increase of $5.8 million or 2% over the prior year. Corporate partner revenues include $210.1 million related to amounts earned from Kirin-Amgen in 2001. The overall increase in corporate partner revenues was due to slightly higher revenues, primarily related to INFERGEN®, substantially offset by lower amounts earned from Kirin-Amgen.

Royalty income

Substantially all royalty income earned by Amgen relates to amounts received from sales of Epoetin alfa by Johnson & Johnson in the United States for use in non-dialysis settings. Royalty income was $331.5 million in 2002, an increase of $78.8 million or 31% over the prior year. This increase was principally due to higher royalties earned from Johnson & Johnson relating to its sales of Epoetin alfa.

In 2001, royalty income was $252.7 million, an increase of $71.7 million or 40% over the prior year. This increase was primarily due to higher royalties from Johnson & Johnson relating to its sales of Epoetin alfa.

Cost of sales

Cost of sales as a percentage of product sales was 14.7%, 12.6%, and 12.8% for 2002, 2001, and 2000, respectively. The increase in 2002 was principally due to the impact of higher manufacturing costs and royalty expense related to ENBREL® compared to Amgen’s other products. In addition, during 2002 the Company recorded the inventory acquired from Immunex at its estimated fair market value (see Note 3, “Immunex acquisition” to the Consolidated Financial Statements). The increase in fair market value was recognized as cost of sales as the acquired inventory was sold. Cost of sales for 2002 reflects a charge of $38.7 million related to the fair value adjustment to inventory, and $7.5 million of compensation costs payable under the Immunex Corporate Retention Plan.

In 2001, cost of sales as a percentage of product sales decreased from 2000 primarily due to reduced royalty obligations, substantially offset by the impact of the $39.5 million write-off of certain inventory in the fourth quarter of 2001.

Research and development

In 2002, research and development (“R&D”) expenses increased $251.6 million or 29% over the prior year. This increase was primarily due to higher staff-related costs and higher outside R&D costs, and to a lesser extent, higher clinical manufacturing costs as a result of the acquisition. In 2002, staff-related costs and outside R&D costs increased approximately $120 million and $90 million, respectively, excluding the impact of clinical manufacturing activities. In 2002, clinical manufacturing costs increased approximately $38 million. Staff-related costs in 2002 include approximately $18.1 million of compensation costs payable under the Immunex Corporate Retention Plan.

In 2001, research and development expenses increased $20.0 million or 2% over the prior year. This increase was primarily due to higher staff-related costs necessary to support ongoing research and product development activities, partially offset by lower clinical manufacturing and product licensing-related costs.

Selling, general and administrative

In 2002, selling, general and administrative (“SG&A”) expenses increased $491.4 million or 51% over the prior year. This increase was primarily due to higher staff-related costs and outside marketing expenses as the Company increased its support for newly launched products and ENBREL®, and to a lesser extent, higher outside services. In 2002, staff-related costs increased approximately $225 million, outside marketing expenses increased approximately $217 million, and other outside services increased approximately $34 million.

Staff-related costs increased in 2002 principally to support new product launches, from incremental expenses from the addition of Immunex staff, and approximately $14.8 million of compensation costs principally payable under the Immunex Corporate Retention Plan. Outside marketing expenses in 2002 increased principally due to the launch of new products, marketing costs related to ENBREL®, and the impact of the profit share with Wyeth under the co-promotion agreement (see Note 13, “Agreements with Wyeth” to the Consolidated Financial Statements).

In 2001, SG&A expenses increased $143.8 million or 17% over the prior year. This increase was primarily due to higher outside marketing expenses, staff-related costs, and consulting expenses as support for new product launches was increased. In 2001, outside marketing expenses and staff-related costs each increased approximately $60 million and consulting expenses increased approximately $20 million.

Acquired in-process research and development

In the third quarter of 2002, the Company incurred a one-time expense of $3.0 billion associated with writing off the acquired in-process research and development (“IPR&D”) related to the Immunex acquisition. The amount expensed as IPR&D represents an estimate of the fair value of purchased in-process technology for projects that, as of the acquisition date, had not reached technological feasibility and had no alternative future use. The estimated fair value of these projects was determined based on the use of a discounted cash flow model. For each project, the estimated after-tax cash flows were probability weighted to take into account the stage of completion and the risks surrounding the successful development and commercialization. These cash flows were then discounted to a present value using discount rates ranging from 12% to 14%. In addition, solely for the purposes of estimating the fair values of these IPR&D projects as of July 15, 2002, the following assumptions were made:

—	Future R&D costs of $500 million to $600 million per therapeutic area would be incurred to complete the inflammation and the oncology research projects, and future costs of $200 million to $250 million would be incurred to complete all other research projects. These estimates are net of any R&D costs that will be shared under collaborations with corporate partners.

—	The research projects, which were in various stages of development from pre-clinical through phase 3 clinical trials, are expected to reach completion at various dates ranging from 2003 through 2009.

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

Amortization of intangible assets

In 2002, amortization expense related to the intangible assets acquired in connection with the Immunex acquisition was $155.2 million. Amortization of intangible assets is provided over their estimated useful lives ranging from 7 to 15 years on a straight-line basis.

Other items, net

In 2002, other items, net consisted of three items: 1) a one-time, non-recurring benefit of $40.1 million related to the recovery of certain expenses accrued in the fourth quarter of 2001 related to terminating collaboration agreements with various third parties, 2) a legal award associated with the product license arbitration with Johnson & Johnson of $151.2 million, and 3) a charitable contribution to the Amgen Foundation of $50 million.

In 2001, other items, net primarily consisted of costs associated with the termination of collaboration agreements with various third parties, including PRAECIS PHARMACEUTICALS INCORPORATED and certain academic institutions totaling $203.1 million.

In 2000, other items, net consisted of two items: 1) a legal award associated with the spillover arbitration with Johnson & Johnson of $73.9 million, and 2) a charitable contribution to the Amgen Foundation of $25 million.

See Note 4 to the Consolidated Financial Statements for a discussion of the 2002, 2001, and 2000 items.

Interest and other income, net

In 2002, interest and other income, net decreased $24.5 million or 15% over the prior year. This decrease was principally due to higher realized losses related to equity securities and higher losses on foreign currency transactions. The decrease was partially offset by higher interest income generated from the Company’s investment portfolio as a result of higher average cash balances. Higher average cash balances during 2002 offset the impact of lower average interest rates.

In 2001, interest and other income, net increased $22.5 million or 15% over the prior year. This increase was due to higher interest income generated from the Company’s investment portfolio as a result of higher average cash balances, partially offset by lower interest rates in 2001 and higher gains on the sale of equity investments that occurred in 2000.

Income taxes

The Company’s effective tax rate was (103.3%), 33.6%, and 32.0% for 2002, 2001, and 2000, respectively. The Company’s negative effective tax rate for 2002 was primarily due to the pre-tax loss resulting from the write-off of IPR&D costs in connection with the Immunex acquisition which is not deductible for income tax purposes. Excluding the effect of the IPR&D write-off, the 2002 effective tax rate would have been 30.7%. This effective tax rate was lower than the 2001 effective tax rate of 33.6% primarily due to the Puerto Rico restructuring described below.

During 2002, the Company restructured its Puerto Rico manufacturing operations using a controlled foreign corporation. As permitted in APB Opinion No. 23, “Accounting for Income Taxes,” the Company does not provide U.S. income taxes on the controlled foreign corporation’s undistributed earnings that are intended to be permanently reinvested outside the United States. Therefore, the Company’s effective tax rate for 2002 reflected the permanent reinvestment of foreign earnings outside the United States.

In addition, the Puerto Rico manufacturing operations were entitled to a possession tax credit for a portion of 2002. This credit is capped based on the 1995 income level and expires in 2005. The higher effective tax rate in 2001 versus 2000 was a result of increased taxable income combined with the cap on the possession tax credit.

Summary of Critical Accounting Policies

The preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the notes to the financial statements. Some of those judgments can be subjective and complex, and therefore actual results could differ materially from those estimates under different assumptions or conditions.

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

Immunex purchase price allocation

The purchase price for Immunex was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. An independent third-party valuation firm was engaged to assist in determining the fair values of in-process research and development, identifiable intangible assets, and certain property, plant, and equipment. Such a valuation requires significant estimates and assumptions including but not limited to: determining the timing and expected costs to complete the in-process projects, projecting regulatory approvals, estimating future cash flows from product sales resulting from completed products and in-process projects, and developing appropriate discount rates and probability rates by project. The Company believes the fair values assigned to the assets acquired and liabilities assumed are based on reasonable assumptions. However, these assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur. Additionally, estimates for the purchase price allocation may change as subsequent information becomes available.

Deferred income taxes

The Company’s effective tax rate reflects the impact of undistributed foreign earnings for which no U.S. taxes have been provided because such earnings are intended to be permanently reinvested in international operations based on the Company’s projected cash flow, working capital, and long-term investment requirements of its U.S. and foreign operations. If future events, including material changes in estimates of cash, working capital, and long-term investment requirements necessitate that certain assets associated with these earnings be repatriated to the United States, an additional tax provision and related liability would be required which could materially impact the Company’s effective future tax rate.

Financial Outlook

Liquidity and capital resources

The Company currently estimates spending on capital projects and equipment to be approximately $1.3 billion to $1.5 billion in 2003, which reflects higher spending on capital projects including the Puerto Rico manufacturing expansion, the Seattle inflammation research headquarters, and the new Rhode Island manufacturing plant, which will be adjacent to the existing manufacturing facility.

Results of operations

In the future, the Company expects growth of its businesses to be driven by new products, primarily Neulasta™, ENBREL®, and Aranesp® (see “Forward looking statements and factors that may affect Amgen”).

EPOGEN®

EPOGEN® is approved in the United States for the treatment of anemia associated with chronic renal failure. The Company believes EPOGEN® sales growth will come primarily from patient population growth and price increases. Patients receiving treatment for end stage renal disease are covered primarily under medical programs provided by the federal government. The Company believes future EPOGEN® sales growth may also be affected by future changes in reimbursement rates or a change in the basis for reimbursement by the federal government. EPOGEN® may compete with Aranesp® in the United States as health care providers may use Aranesp® to treat anemia associated with chronic renal failure instead of EPOGEN®.

Aranesp®

In 2001, Aranesp® was approved in the United States, most countries in Europe, Australia, and New Zealand for the treatment of anemia associated with chronic renal failure, including patients on dialysis and patients not on dialysis. In July 2002, Aranesp® was approved in the United States for the treatment of chemotherapy-induced anemia in patients with non-myeloid malignancies. In August 2002, Aranesp® was approved in Europe for the treatment of anemia in adult cancer patients with solid tumors receiving chemotherapy. The Company has launched Aranesp® in several European countries and will expand into other countries as reimbursement is finalized.

The Company believes future Aranesp® sales growth will be dependent, in part, on such factors as: the effects of competitive pressures, penetration of existing and new market opportunities, and changes in foreign currency exchange rates. In addition, future worldwide Aranesp® sales growth may be affected by cost containment pressures from governments and private insurers on health care providers, as well as the availability of reimbursement by third-party payors, including governments and private insurance plans. For example, effective January 1, 2003, the Centers for Medicare and Medicaid Services (“CMS”) instituted certain changes to its payment system that included a rule setting a significantly reduced reimbursement rate for Aranesp® for Medicare patients in the hospital outpatient setting. While we believe that this new rule is based on inaccurate information, we cannot predict whether we will be successful in correcting inaccuracies underlying this rule, or if such reimbursement changes for Aranesp® in this setting may impact reimbursement in other settings, by other payors, or for our other products. The hospital outpatient Medicare setting accounted for approximately 10% of our U.S. revenues of Aranesp® for the year ended December 31, 2002. U.S. sales of Aranesp® for the year ended December 31, 2002 were $284.7 million.

NEUPOGEN®/Neulasta™

In January 2002, Neulasta™ was approved in the United States to decrease the incidence of infection, as manifested by febrile neutropenia in patients with non-myeloid malignancies receiving myelosuppressive anti-cancer drugs associated with a clinically significant incidence of febrile neutropenia. The Company launched Neulasta™ in the United States in April 2002. In August 2002, Neulasta™ was approved in Europe for the reduction in the duration of neutropenia and the incidence of febrile neutropenia in patients with cytotoxic chemotherapy for malignancy. In January 2003, the Company commenced launching Neulasta™ in Europe on a country-by-country basis as reimbursement has been established.

NEUPOGEN® is approved in the United States to: decrease the incidence of infection, as manifested by febrile neutropenia, in chemotherapy patients with non-myeloid malignancies (the same use for which Neulasta™ is approved); to reduce the duration of neutropenia for patients undergoing myeloablative therapy followed by bone marrow transplantation; to reduce the incidence and duration of neutropenia-related consequences in patients with severe chronic neutropenia; for use in mobilization of peripheral blood progenitor cells for stem cell transplantation; and to reduce the recovery time of neutrophils and the duration of fever following chemotherapy treatment in patients being treated for acute myelogenous leukemia. NEUPOGEN® is approved in Europe, Canada, and Australia for these same indications as well as for the treatment of neutropenia in HIV patients receiving antiviral and/or other myelosuppressive medications.

The Company believes future NEUPOGEN® and Neulasta™ sales growth will depend on penetration of existing markets, the conversion of NEUPOGEN® patients to Neulasta™, patient population growth, price increases, the effects of competitive products or therapies, the development of new treatments for cancer, and changes in foreign currency exchange rates. In addition, future worldwide sales growth may be affected by cost containment pressures from governments and private insurers on health care providers, as well as the availability of reimbursement by third-party payors, including governments and private insurance plans. Further, chemotherapy treatments that are less myelosuppressive may require less NEUPOGEN®/Neulasta™. NEUPOGEN® competes with Neulasta™ in the United States and Europe. The Company believes that U.S. NEUPOGEN® sales have and will continue to be adversely impacted by the launch of Neulasta™, however the Company cannot accurately predict the extent to which healthcare providers will use Neulasta™ instead of NEUPOGEN® or the timing of this conversion.

ENBREL®

As a result of the Immunex acquisition in July 2002, the Company acquired the rights to ENBREL® in the United States and Canada. ENBREL® is approved in the United States for: the reduction of the signs and symptoms in patients with moderately to severely active rheumatoid arthritis (“RA”); treating moderately to severely active polyarticular-course juvenile RA in patients who have had an inadequate response to one or more disease modifying antirheumatic drugs; inhibiting the progression of structural damage in patients with moderately to severely active RA; and for reducing the signs and symptoms of active arthritis in patients with psoriatic arthritis. The Company believes that future sales of ENBREL® will depend on: limits on the current supply of and sources of ENBREL®, penetration of existing and new market opportunities, the availability and extent of reimbursement by third-party payors, the effects of competing products or therapies, and any potential adverse developments discovered with respect to ENBREL®’s safety.

ENBREL® is currently marketed in the United States and Canada under a co-promotion agreement with Wyeth and, accordingly, Wyeth receives a share of the profits from sales of ENBREL®. In late December 2002, the FDA approved the manufacturing facility and the related third-party fill and finish facilities. Because of these plant approvals, additional supply of ENBREL® is available to patients.

Trends expected to impact future operations

Future operating results of the Company may be impacted by a number of factors. The following trends in our business are expected to impact our future liquidity and results of operations:

—	combined NEUPOGEN® and Neulasta™ sales are expected to increase; however, U.S. NEUPOGEN® sales are expected to continue to decrease due to conversion of patients to Neulasta™

—	cost of sales as a percentage of product sales is expected to continue to increase due to higher manufacturing and royalty expense for ENBREL®

—	SG&A expenses are expected to continue to be impacted by seasonal trends in the fourth quarter that increase expenses over the three prior quarters

—	non-cash amortization expense of acquired identifiable intangible assets, principally related to ENBREL®, will be approximately $340 million, pre-tax, on an annual basis

Forward looking statements and factors that may affect Amgen

This report and other documents we file with the Securities and Exchange Commission (“SEC”) contain forward looking statements that are based on current expectations, estimates, forecasts and projections about us, our future performance, our business or others on our behalf, our beliefs and our management’s assumptions. In addition, we, or others on our behalf, may make forward looking statements in press releases or written statements, or in our communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls, and conference calls. Words such as “expect,” “anticipate,” “outlook,” “could,” “target,” “project,” “intend,” “plan,” “believe,” “seek,” “estimate,” “should,” “may,” “assume,” “continue”, variations of such words and similar expressions are intended to identify such forward looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict. We have based our forward looking statements on our management’s beliefs and assumptions based on information available to our management at the time the statements are made. We caution you that actual outcomes and results may differ materially from what is expressed, implied, or forecast by our forward looking statements. Reference is made in particular to forward looking statements regarding product sales, expenses, earnings per share, liquidity and capital resources, and trends. Except as required under the federal securities laws and the rules and regulations of the SEC, we do not have any intention or obligation to update publicly any forward looking statements after the distribution of this report, whether as a result of new information, future events, changes in assumptions, or otherwise.

The following items are representative of the risks, uncertainties and assumptions that could affect the outcome of the forward looking statements.

Our sales depend on payment and reimbursement from third-party payors, and a reduction in the payment rate or reimbursement could result in decreased use or sales of our products.

In both domestic and foreign markets, sales of our products are dependent, in part, on the availability of reimbursement from third-party payors such as state and federal governments, under programs such as Medicare and Medicaid in the United States, and private insurance plans. Medicare does not cover prescriptions for ENBREL®. In certain foreign markets, the pricing and profitability of our products generally are subject to government controls. In the United States, there have been, and we expect there will continue to be, a number of state and federal proposals that could limit the amount that state or federal governments will pay to reimburse the cost of drugs. In addition, we believe the increasing emphasis on managed care in the United States has and will continue to put pressure on the price and usage of our products, which may adversely impact product sales. Further, when a new therapeutic product is approved, the availability of governmental and/or private reimbursement for that product is uncertain, as is the amount for which that product will be reimbursed. We cannot predict the availability or amount of reimbursement for our recently approved products or product candidates, including those at a late stage of development, and current reimbursement policies for marketed products may change at any time; we believe that sales of Aranesp® and Neulasta™ are and will be affected by government and private payor reimbursement policies. Effective January 1, 2003, CMS instituted certain changes to its payment system that included a rule setting a significantly reduced reimbursement rate for Aranesp® for Medicare patients in the hospital outpatient setting. While we believe that this new rule is based on inaccurate information, we cannot predict whether we will be successful in correcting inaccuracies underlying this rule, or if such reimbursement changes for Aranesp® in this setting may impact reimbursement in other settings, by other payors or for our other products.

If reimbursement for our marketed products changes adversely or if we fail to obtain adequate reimbursement for our other current or future products, health care providers may limit how much or under what circumstances they will administer them, which could reduce the use of our products or cause us to reduce the price of our products. This could result in lower product sales or revenues which could have a material adverse effect on us and our results of operations. For example, in the United States the use of EPOGEN® in connection with treatment for end stage renal disease is funded primarily by the U.S. federal government. In early 1997, CMS instituted a reimbursement change for EPOGEN® which materially and adversely affected our EPOGEN® sales until the policies were revised.

Our current products and products in development cannot be sold if we do not obtain and maintain regulatory approval.

We conduct research, preclinical testing, and clinical trials and we manufacture and contract manufacture our product candidates. We also manufacture and contract manufacture, price, sell, distribute, and market or co-market our products for their approved indications. These activities are subject to extensive regulation by numerous state and federal governmental authorities in the United States, such as the FDA and CMS, as well as in foreign countries, including Europe. Currently, we are required in the United States and in foreign countries to obtain approval from those countries’ regulatory authorities before we can market and sell our products in those countries. In our experience, obtaining regulatory approval is costly and takes many years, and after it is obtained, it remains costly to maintain. The FDA and other U.S. and foreign regulatory agencies have substantial discretion to terminate clinical trials, require additional testing, delay or withhold registration and marketing approval, require changes in labeling of our products and mandate product withdrawals. All of our marketed products are currently approved in the United States and most are approved in Europe and in other foreign countries for specific uses. We currently manufacture and market all our approved products, and we plan to manufacture and market many of our potential products. Even though we have obtained regulatory approval for our marketed products, these products and our manufacturing processes are subject to continued review by the FDA and other regulatory authorities. In addition, ENBREL® is manufactured both by us at our Rhode Island manufacturing facility and by a third-party contract manufacturer, BI Pharma, and fill and finish of bulk product produced at our Rhode Island manufacturing facility is done by third-party service providers. BI Pharma and these third-party service providers are subject to FDA regulatory authority. See “—Our sources of supply for ENBREL® are limited.” In addition, later discovery of unknown problems with our products or manufacturing processes or those of our contract manufacturers or third-party service providers could result in restrictions on such products or manufacturing processes, including potential withdrawal of the products from the market. If regulatory authorities determine that we or our contract manufacturers or third-party service providers have violated regulations or if they restrict, suspend, or revoke our prior approvals, they could prohibit us from manufacturing or selling our marketed products until we or our contract manufacturers or third-party service providers comply or indefinitely. In addition, if regulatory authorities determine that we have not complied with regulations in the research and development of a product candidate, then they may not approve the product candidate and we will not be able to market and sell it. If we are unable to market and sell our products or product candidates, our business and results of operations would be materially and adversely affected.

If our intellectual property positions are challenged, invalidated or circumvented, or if we fail to prevail in present and future intellectual property litigation, our business could be adversely affected.

The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and often involve complex legal, scientific, and factual questions. To date, there has emerged no consistent policy regarding breadth of claims allowed in such companies’ patents. Third parties may challenge, invalidate, or circumvent our patents and patent applications relating to our products, product candidates, and technologies. In addition, our patent positions might not protect us against competitors with similar products or technologies because competing products or technologies may not infringe our patents. For certain of our product candidates, there are third parties who have patents or pending patents that they may claim prevent us from commercializing these product candidates in certain territories. Patent disputes are frequent, costly and can preclude commercialization of products. We are currently, and in the future may be, involved in patent litigation. For example, we are involved in ongoing patent infringement lawsuits against Transkaryotic Therapies, Inc. (“TKT”) and Aventis with respect to our erythropoietin patents. If we ultimately lose these or other litigations we could be subject to competition and/or significant liabilities, we could be required to enter into third-party licenses for the infringed product or technology, or we could be required to cease using the technology or product in dispute. In addition, we cannot guarantee that such licenses will be available on terms acceptable to us.

Our success depends in part on our ability to obtain and defend patent rights and other intellectual property rights that are important to the commercialization of our products and product candidates. We have filed applications for a number of patents and have been granted patents or obtained rights relating to erythropoietin, recombinant G-CSF, darbepoetin alfa, pegfilgrastim, etanercept, and our other products and potential products. We market our erythropoietin, recombinant G-CSF, darbepoetin alfa, pegfilgrastim, and etanercept products as EPOGEN®, NEUPOGEN®, Aranesp®, Neulasta™, and ENBREL®, respectively. In the United States, we have been issued or obtained rights to several patents relating to erythropoietin that generally cover DNA and host cells, processes for making erythropoietin, various product claims to erythropoietin, cells that make levels of erythropoietin, and pharmaceutical compositions of erythropoietin. We have also been issued or obtained rights to U.S. patents relating to G-CSF that cover aspects of DNA, vectors, cells, processes, polypeptides, methods of treatment using G-CSF polypeptides, methods of enhancing bone marrow transplantation and treating burn wounds, methods for recombinant production of G-CSF, and analogs of G-CSF. We have been issued or obtained rights to U.S. and European patents pertaining to pegfilgrastim (pegylated G-CSF). We also have been granted or obtained rights to a patent in Europe relating to erythropoietin, a patent in Europe relating to G-CSF, two patents in Europe relating to darbepoetin alfa and hyperglycosylated erythropoietic proteins, and a patent in the United States and a patent in Europe relating to anakinra. We have been granted or have obtained rights to patents relating to etanercept in the United States that generally cover DNA (issued in 1995 and 2000); products (issued in 1999 and 2001); and processes for using (issued 1997). These patents have varying expiration dates, with the latest United States etanercept related patent expiring in 2014. We have been granted or have obtained rights to patents relating to etanercept in Europe. The latest European patent relating to etanercept expires in 2011.

Limits on supply for ENBREL® may constrain ENBREL® sales.

U.S. and Canadian supply of ENBREL® is impacted by many manufacturing and production variables, such as the timing and actual number of production runs, production success rate, bulk drug yield, and the timing and outcome of product quality testing. For example, in the second quarter of 2002, Immunex Corporation, (the prior owner of ENBREL®), experienced a brief period where no ENBREL® was available to fill patient prescriptions, primarily due to variation in the expected production yield from BI Pharma. Once supply of ENBREL® became available, Immunex resumed filling orders on a first come, first served basis. If we are at any time unable to provide an uninterrupted supply of ENBREL® to patients, we may lose patients, physicians may elect to prescribe competing therapeutics instead of ENBREL®, our ENBREL® sales will be adversely affected, any of which could materially and adversely affect our results of operations. See “—We are dependent on third parties for a significant portion of our supply and the fill and finish of ENBREL®.” and “—Our sources of supply for ENBREL® are limited.”

We are dependent on third parties for a significant portion of our supply and the fill and finish of ENBREL®.

We currently manufacture ENBREL® at our Rhode Island manufacturing facility. However, we also depend on third parties for a significant portion of our ENBREL® supply as well as for the fill and finish of ENBREL® that we manufacture. BI Pharma is currently our sole third-party supplier of ENBREL®; accordingly, our U.S. and Canadian supply of ENBREL® is currently significantly dependent on BI Pharma’s production schedule for ENBREL®. We would be unable to produce ENBREL® in sufficient quantities to substantially offset shortages in BI Pharma’s scheduled production if BI Pharma or other third-party manufacturers used for ENBREL® production were to cease or interrupt production or services or otherwise fail to supply materials, products, or services to us for any reason, including due to labor shortages or disputes, due to regulatory requirements or action, or due to contamination of product lots or product recalls. This in turn could materially reduce our ability to satisfy demand for ENBREL®, which could materially and adversely affect our operating results. Factors that will affect our actual supply of ENBREL® at any time include, without limitation, the following:

—	BI Pharma does not produce ENBREL® continuously; rather, it produces the drug through a series of periodic campaigns throughout the year. The amount of commercial inventory available to us at any time depends on a variety of factors, including the timing and actual number of BI Pharma’s production runs, level of production yields and success rates, timing and outcome of product quality testing, and the amount of vialing capacity.

—	BI Pharma schedules the vialing production runs for ENBREL® in advance, based on the expected timing and yield of bulk drug production runs. Therefore, if BI Pharma realizes production yields beyond expected levels, or provides additional manufacturing capacity of ENBREL®, it may not have sufficient vialing capacity for all of the ENBREL® bulk drug that it produces. As a result, even if we are able to increase our supply of ENBREL® bulk drug, BI Pharma may not be able to fill and finish the extra bulk drug in time to prevent any supply interruptions.

In addition, we are dependent on third parties for fill and finish of ENBREL® bulk drug manufactured at our Rhode Island facility. If third-party fill and finish service providers are unable to provide sufficient capacity or otherwise unable to provide services to us, then supply of ENBREL® could be adversely affected. See “—Limits on supply for ENBREL® may constrain ENBREL® sales,” and “—Our sources of supply for ENBREL® are limited.”

Our sources of supply for ENBREL® are limited.

ENBREL® supply for the United States and Canada is produced by us at our Rhode Island facility and by BI Pharma, currently our sole source third-party supplier. See “—We are dependent on third parties for a significant portion of our supply and the fill and finish of ENBREL®.” In addition, our current plan includes construction of a new large-scale cell culture commercial manufacturing facility at the site of the current Rhode Island manufacturing facility. We have entered into a manufacturing agreement with Genentech, Inc. (“Genentech”) to produce ENBREL® at Genentech’s manufacturing facility in South San Francisco, California. The manufacturing facility is subject to FDA approval, which the parties hope to obtain in 2004. Under the terms of the agreement, Genentech will produce ENBREL® through 2005, with an extension through 2006 by mutual agreement. In addition, Wyeth is constructing a new manufacturing facility in Ireland, which is expected to increase the U.S.

and Canadian supply of ENBREL®. If additional manufacturing capacity at the Rhode Island site, or pursuant to the Genentech agreement, or if the Ireland manufacturing facility is not completed, or if these manufacturing facilities do not receive FDA approval before we encounter supply constraints, our ENBREL® sales would be restricted which could have a material adverse effect on our results of operations.

We face substantial competition, and others may discover, develop, acquire or commercialize products before or more successfully than we do.

We operate in a highly competitive environment. Our products compete with other products or treatments for diseases for which our products may be indicated. For example, ENBREL® competes in certain circumstances with rheumatoid arthritis products marketed by Abbott Laboratories/Knoll, Centocor Inc./Johnson & Johnson, Aventis, Pharmacia, and Merck as well as the generic drug methotrexate and may face competition from potential therapies being developed by Biogen, among others. Further, we believe that some of our newly approved products and late stage product candidates may face competition when and as they are approved and marketed. For example, in the United States, Aranesp® competes with an Epoetin alfa product marketed by Johnson & Johnson in certain anemia markets and Kineret® competes in certain circumstances with rheumatoid arthritis products marketed by Abbott Laboratories/Knoll, Centocor Inc./Johnson & Johnson and others. Additionally, some of our competitors, including biotechnology and pharmaceutical companies, market products or are actively engaged in research and development in areas where we are developing product candidates. Large pharmaceutical corporations may have greater clinical, research, regulatory, manufacturing, and marketing resources than we do. In addition, some of our competitors may have technical or competitive advantages over us for the development of technologies and processes. These resources may make it difficult for us to compete with them to successfully discover, develop, and market new products.

Certain of our raw materials, medical devices and components are single-sourced from third parties; third-party supply failures could adversely affect our ability to supply our products.

Certain raw materials necessary for commercial manufacturing and formulation of our products are provided by single-source unaffiliated third-party suppliers. Also, certain medical devices and components necessary for fill, finish, and packaging of our products are provided by single-source unaffiliated third-party suppliers. Certain of these raw materials, medical devices, and components are the proprietary products of these unaffiliated third-party suppliers and, in some cases, such proprietary products are specifically cited in our drug application with the FDA so that they must be obtained from that specific sole source and could not be obtained from another supplier unless and until the FDA approved that other supplier. We would be unable to obtain these raw materials, medical devices, or components for an indeterminate period of time if these third-party single suppliers were to cease or interrupt production or otherwise fail to supply these materials or products to us for any reason, including due to regulatory requirements or action, due to adverse financial developments at or affecting the supplier, or due to labor shortages or disputes. This, in turn, could materially and adversely affect our ability to satisfy demand for our products, which could materially and adversely affect our operating results.

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

We intend to continue an aggressive research and development program. Successful product development in the biotechnology industry is highly uncertain, and very few research and development projects produce a commercial product. Product candidates that appear promising in the early phases of development, such as in early human clinical trials, may fail to reach the market for a number of reasons, such as:

—	the product candidate did not demonstrate acceptable clinical trial results even though it demonstrated positive preclinical trial results

—	the product candidate was not effective in treating a specified condition or illness

—	the product candidate had harmful side effects on humans

—	the necessary regulatory bodies, such as the FDA, did not approve our product candidate for an intended use

—	the product candidate was not economical for us to manufacture and commercialize

—	other companies or people have or may have proprietary rights to our product candidate, such as patent rights, and will not let us sell it on reasonable terms, or at all

—	the product candidate is not cost effective in light of existing therapeutics

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

Our operating results may fluctuate from period to period for a number of reasons. In budgeting our operating expenses, we assume that revenues will continue to grow; however, some of our operating expenses are fixed in the short term. Because of this, even a relatively small revenue shortfall may cause a period’s results to be below our expectations or projections. A revenue shortfall could arise from any number of factors, some of which we cannot control. For example, we may face:

—	lower than expected demand for our products

—	inability to provide adequate supply of our products

—	changes in the government’s or private payors’ reimbursement policies for our products

—	changes in wholesaler buying patterns

—	increased competition from new or existing products

—	fluctuations in foreign currency exchange rates

—	changes in our product pricing strategies

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

We have an aggressive growth plan that includes substantial and increasing investments in research and development, sales and marketing and facilities. Our plan has a number of risks, some of which we cannot control. For example:

—	we will need to generate higher revenues to cover a higher level of operating expenses, and our ability to do so may depend on factors that we do not control

—	we will need to attract and assimilate a large number of new employees

—	we will need to manage complexities associated with a larger and faster growing organization

—	we will need to accurately anticipate demand for the products we manufacture and maintain adequate manufacturing capacity, and our ability to do so may depend on factors that we do not control

Of course, there may be other risks and we cannot guarantee that we will be able to successfully manage these or other risks.

Our stock price is volatile, which could adversely affect your investment.

Our stock price, like that of other biotechnology companies, is highly volatile. For example, in the fifty-two weeks prior to December 31, 2002, the trading price of our common stock has ranged from a high of $62.94 per share to a low of $30.57 per share. Our stock price may be affected by such factors as:

—	clinical trial results

—	adverse developments regarding the safety or efficacy of our products

—	actual or anticipated product supply constraints

—	product development announcements by us or our competitors

—	regulatory matters

—	announcements in the scientific and research community

—	intellectual property and legal matters

—	changes in reimbursement policies or medical practices

—	broader industry and market trends unrelated to our performance

In addition, if our revenues or earnings in any period fail to meet the investment community’s expectations, there could be an immediate adverse impact on our stock price.

Our corporate compliance program cannot guarantee that we are in compliance with all potentially applicable federal and state regulations.

The development, manufacturing, pricing, sales, and reimbursement of our products, together with our general operations, is subject to extensive federal and state regulation. See “—Our current products and products in development cannot be sold if we do not obtain and maintain regulatory approval.” and “—We may be required to perform additional clinical trials or change the labeling of our products if we or others identify side effects after our products are on the market.” While we have developed and instituted a corporate compliance program based on current best practices, we cannot assure you that we or our employees are or will be in compliance with all potentially applicable federal and state regulations. If we fail to comply with any of these regulations a range of actions could result, including, but not limited to, the termination of clinical trials, the failure to approve a product candidate, restrictions on our products or manufacturing processes, including withdrawal of our products from the market, significant fines, or other sanctions or litigation.

Our marketing of ENBREL® will be dependent in part upon Wyeth.

Under the amended and restated co-promotion agreement, we and Wyeth market and sell ENBREL® in the United States and Canada. An ENBREL® management committee comprised of an equal number of representatives from us and Wyeth is responsible for overseeing the marketing and sales of ENBREL®, including strategic planning, approval of an annual marketing plan, product pricing, and establishing an ENBREL® brand team. The ENBREL® brand team, with equal representation from us and Wyeth, will prepare and implement the annual marketing plan and will be responsible for all sales activities. If Wyeth fails to market ENBREL® effectively or if we and Wyeth fail to coordinate our efforts effectively, our sales of ENBREL® may be adversely affected.

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

On July 15, 2002, we merged with Immunex Corporation. The success of our merger with Immunex will depend, in part, on our ability to realize the anticipated synergies, cost savings, and growth opportunities from integrating the businesses of Immunex with the businesses of Amgen. Our success in realizing these benefits and the timing of this realization depend upon the successful integration of the operations of Immunex. The integration of two independent companies is a complex, costly, and time-consuming process. The difficulties of combining the operations of the companies include, among others:

—	consolidating research and development and manufacturing operations

—	retaining key employees

—	consolidating corporate and administrative infrastructures

—	coordinating sales and marketing functions

—	preserving ours and Immunex’s research and development, distribution, marketing, promotion, and other important relationships

—	minimizing the diversion of management’s attention from ongoing business concerns

—	coordinating geographically separate organizations

In addition, even if we are able to integrate Immunex’s operations successfully, this integration may not result in the realization of the full benefits of the synergies, cost savings, or sales and growth opportunities that we expect or that these benefits will be achieved within the anticipated time frame. For example, the elimination of significant duplicative costs may not be possible or may take longer than anticipated and the benefits from the merger may be offset by costs incurred in integrating the companies. We cannot assure you that the integration of Immunex with us will result in the realization of the full benefits anticipated by us to result from the merger. Our failure to achieve these benefits could have a material adverse effect on our results of operations.

Item 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest income earned on the Company’s investment portfolio is generally affected by changes in the general level of U.S. interest rates. In 2001, the Company entered into interest rate swap agreements on a portion of its available-for-sale investment portfolio, effectively converting these fixed income investments to variable income investments. The Company’s short-term borrowings bear interest at variable rates and therefore, changes in U.S. interest rates affect interest expense incurred thereon. Changes in interest rates do not affect interest expense incurred on the Company’s medium and long-term notes and Convertible Notes because they bear interest at fixed rates. The following tables provide information about the Company’s financial instruments that are sensitive to changes in interest rates. For the Company’s investment portfolio and debt obligations, the tables present principal cash flows and related weighted-average interest rates by expected maturity dates. Additionally, the Company has assumed its available-for-sale debt securities, comprised primarily of corporate debt instruments and treasury securities, are similar enough to aggregate those securities for presentation purposes. For the interest rate swaps, the tables present the notional amount and weighted-average interest rates by contractual maturity date. The notional amount is used to calculate the contractual cash flows to be exchanged under the contract.

Interest Rate Sensitivity

Principal Amount by Expected Maturity as of December 31, 2002

(Dollars in millions)

Average Interest Rate

	2003	2004	2005	2006	2007	Thereafter	Total	Fair value 12/31/02
Available-for-sale debt securities	$2,171.3	$1,072.8	$1,009.9	$164.9	$29.6	$3.0	$4,451.5	$4,534.7
Interest rate	1.1%	4.8%	5.4%	5.1%	4.3%	6.8%

Commercial paper obligations	$100.0	—	—	—	—	—	$100.0	$100.0
Interest rate	1.4%	—	—	—	—	—

Medium and long-term notes	$23.0	—	—	—	$100.0	$100.0	$223.0	$273.6
Interest rate	6.2%	—	—	—	6.5%	8.1%

Convertible Notes (1)	—	—	$2,917.8	—	—	—	$2,917.8	$2,913.5
Interest rate	—	—	1.125%	—	—	—

Interest rate swaps related to available-for-sale debt securities:
Pay fixed/receive variable	$128.2	$80.7	$120.0	$40.0	—	—	$368.9	$(14.9)
Average pay rate	2.9%	3.9%	4.2%	4.5%	—	—
Average receive rate	1.4%	1.4%	1.4%	1.4%	—	—

(1)	Holders of the Convertible Notes may require the Company to purchase all or a portion of the notes on specific dates as early as March 1, 2005 at the original issuance price plus accrued original issue discount (“accreted value”) through the purchase date. The amount above represents the accreted value on March 1, 2005. The accreted value based on the 30-year contractual maturity is $3,950.0 million. In the event the Company is required to repurchase the notes, it may choose to pay the purchase price in cash and/or shares of common stock.

Interest Rate Sensitivity

Principal Amount by Expected Maturity as of December 31, 2001

(Dollars in millions)

Average Interest Rate

	2002	2003	2004	2005	2006	Thereafter	Total	Fair value 12/31/01
Available-for-sale debt securities	$1,466.9	$362.9	$390.6	$163.9	$115.0	—	$2,499.3	$2,568.0
Interest rate	4.4%	6.6%	5.8%	7.0%	5.1%	—

Commercial paper obligations	$100.0	—	—	—	—	—	$100.0	$100.0
Interest rate	1.9%	—	—	—	—	—

Medium and long-term notes	—	$23.0	—	—	—	$200.0	$223.0	$244.9
Interest rate	—	6.2%	—	—	—	7.3%

Interest rate swaps related to available-for-sale debt securities:
Pay fixed/receive variable	—	$153.7	$144.2	$120.0	$40.0	—	$457.9	$1.4
Average pay rate	—	2.9%	3.8%	4.2%	4.5%	—
Average receive rate	—	2.0%	2.0%	2.0%	2.0%	—

The Company is exposed to equity price risks on the marketable portion of equity securities included in its portfolio of investments entered into for the promotion of business and strategic objectives. These investments are generally in small capitalization stocks in the biotechnology industry sector. In 2001, the Company entered into equity forward contracts to hedge against changes in the fair market value of a portion of its equity investment portfolio. At December 31, 2002 and 2001, the fair value of the unhedged portion of its equity securities was $82.8 million and $133.4 million, respectively. For the years ended December 31, 2002 and 2001, an adverse change in equity prices of 45% would result in a decrease of approximately $37.3 million and $60.0 million, respectively, in the fair value of the unhedged portion of the Company’s equity securities. Price volatility for equity investments is based on the volatility of a relevant market index for small capitalization stocks in the biotechnology sector.

The Company did not have material exposures to changes in foreign currency exchange rates related to its foreign currency forward contracts outstanding at December 31, 2002 and 2001.

Item 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is incorporated herein by reference to the financial statements listed in Item 15(a) of Part IV of this Form 10-K Annual Report.

Item 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

PART III

Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers of the Registrant

For information concerning the executive officers of the Company, see “Item 1. Business—Executive Officers of the Registrant”.

Directors of the Registrant

Set forth below is biographical information for each director of the Registrant.

Mr. Kevin W. Sharer, age 54, has served as a director of the Company since November 1992. Since May 2000, Mr. Sharer has been Chief Executive Officer and President of the Company and has also been Chairman of the Board since December 2000. From October 1992 to May 2000, Mr. Sharer served as President and Chief Operating Officer of the Company. From April 1989 to October 1992, Mr. Sharer was President of the Business Markets Division of MCI Communications Corporation, a telecommunications company. From February 1984 to March 1989, Mr. Sharer held numerous executive capacities at General Electric Company. Mr. Sharer is a director of Unocal Corporation and 3M Company.

Dr. David Baltimore, age 64, has served as a director of the Company since June 1999. Since October 1997, Dr. Baltimore has been the President of the California Institute of Technology and since December 1996, he has been the Chairman of the National Institutes for Health AIDS Vaccine Research Committee. From July 1995 to October 1997, Dr. Baltimore was an Institute Professor at the Massachusetts Institute of Technology (“MIT”), and from July 1994 to October 1997, the Ivan R. Cottrell Professor of Molecular Biology and Immunology at MIT. Dr. Baltimore is a director of BB Biotech, AG, a Swiss investment company. In 1975, Dr. Baltimore was the co-recipient of the Nobel Prize in Medicine.

Mr. Frank J. Biondi, Jr., age 58, has served as director of the Company since January 2002. Since March 1999, he has served as Senior Managing Director of WaterView Advisors LLC, an investment advisor organization. From April 1996 to November 1998, Mr. Biondi served as Chairman and Chief Executive Officer of Universal Studios, Inc. From July 1987 to January 1996, Mr. Biondi served as President and Chief Executive Officer of Viacom, Inc. Mr. Biondi is a director of Harrahs Entertainment, Inc., Hasbro, Inc., The Bank of New York Company, Inc. and Vail Resorts, Inc.

Mr. Jerry D. Choate, age 64, has served as a director of the Company since August 1998. From January 1995 to January 1999, Mr. Choate served as Chairman of the Board and Chief Executive Officer of The Allstate Corporation (“Allstate”), an insurance company holding company. From August 1994 to January 1995, Mr. Choate served as President and Chief Executive Officer of Allstate and had previously held various management positions at Allstate since 1962. Mr. Choate is a director of Valero Energy Corporation and serves on the Board of Trustees for the Van Kampen Mutual Funds.

Mr. Edward V. Fritzky, age 52, has served as a director of the Company since July 2002 and is currently employed by the Company as a special advisor. From January 1994 to July 2002, Mr. Fritzky served as Chief Executive Officer, President and Chairman of the board of directors of Immunex Corporation, a biotechnology company. From March 1989 to January 1994, Mr. Fritzky was President and Vice President of Lederle Laboratories, a division of American Cyanamid Company, a pharmaceutical company. Mr. Fritzky is a director of Geron Corporation and SonoSite, Inc.

Mr. Frederick W. Gluck, age 67, has served as a director of the Company since February 1998. Mr. Gluck is currently a consultant to McKinsey & Company, Inc. (“McKinsey”), a management consulting firm. Mr. Gluck joined Bechtel Group, Inc. (“Bechtel”), an engineering, construction and project management company, in

February 1995. From January 1996 to July 1998, Mr. Gluck served as Vice Chairman and Director of Bechtel. Mr. Gluck joined McKinsey in 1967. From 1988 to 1994, Mr. Gluck served as Managing Director of McKinsey, and retired from that firm in February 1995. Mr. Gluck is a director of HCA Corporation, Thinking Tools, Inc., the New York Presbyterian Hospital, and Russell Reynolds Associates, Inc.

Mr. Franklin P. Johnson, Jr., age 74, has served as a director of the Company since October 1980. He is the general partner of Asset Management Partners, a venture capital limited partnership. Mr. Johnson serves as the Vice President, Chief Financial Officer and Secretary of Indo Pacific Investment Company, a privately held investment company. Mr. Johnson has been a private venture capital investor for more than five years. Mr. Johnson is a director of Applied MicroCircuits Corporation and IDEC Pharmaceuticals Corp.

Mr. Steven Lazarus, age 71, has served as a director of the Company since May 1987. Since July 1994, he has been the managing general partner of ARCH Venture Partners, L.P., an early stage venture capital partnership. From October 1986 to July 1994, Mr. Lazarus was President and Chief Executive Officer of the Argonne National Laboratory/The University of Chicago Development Corporation and was also associate dean at the Graduate School of Business, the University of Chicago. Mr. Lazarus is a director of the First Consulting Group Inc. and the National Association of Corporate Directors (NACD), an association of boards of directors, directors and board advisors and is a member of the board of advisors of RAND Health, a research division of The RAND Corporation focusing on health, health behavior and health policy.

Dr. Gilbert S. Omenn, age 61, has served as a director of the Company since January 1987. Since September 1997, he has been Professor of Internal Medicine, Human Genetics and Public Health at the University of Michigan. From September 1997 to July 2002, Dr. Omenn served as Executive Vice President for Medical Affairs and as Chief Executive Officer of the University of Michigan Health System. From July 1982 to September 1997, Dr. Omenn was the Dean of the School of Public Health and Community Medicine and Professor of Medicine at the University of Washington. Dr. Omenn is a director of Rohm & Haas Co.

Ms. Judith C. Pelham, age 57, has served as a director of the Company since May 1995. Since May 2000, Ms. Pelham has been President and CEO of Trinity Health, a national system of healthcare facilities, including hospitals, long-term care, home care, psychiatric care, residences for the elderly and ambulatory care, and the third largest Catholic healthcare system in the United States. From January 1993 to April 2000, Ms. Pelham was the President and Chief Executive Officer of Mercy Health Services, a system of hospitals, home care, long-term care, ambulatory services and managed care established to carry out the health ministry sponsored by the Sisters of Mercy Regional Community of Detroit. From 1982 to 1992, Ms. Pelham was President and Chief Executive Officer of Daughters of Charity Health Services, Austin, Texas, a network of hospitals, home care and ambulatory services serving central Texas.

Admiral J. Paul Reason, USN (Retired), age 61, has served as a director of the Company since January 2001. Since July 2000, he has been the President and Chief Operating Officer of Metro Machine Corporation, a privately held ship repair company. From December 1996 to September 1999, Admiral Reason was a Four Star Admiral and Commander In Chief of the U.S. Atlantic Fleet of the U.S. Navy. From August 1994 to November 1996, Admiral Reason served as Deputy Chief of Naval Operations. From June 1965 to July 1994, Admiral Reason served in numerous capacities, both at sea and ashore, in the U.S. Navy. Admiral Reason is a director of Wal-Mart Stores, Inc. and Norfolk Southern Corporation.

Dr. Donald B. Rice, age 63, has served as a director of the Company since October 2000. Dr. Rice is Chairman of the Board of Agensys, Inc., a private biotechnology company, and has been Chief Executive Officer and President of Agensys, Inc. since its founding in late 1996. From March 1993 until August 1996, Dr. Rice was President and Chief Operating Officer and a director of Teledyne, Inc., a diversified technology-based manufacturing company with major segments in specialty metals and aerospace. Dr. Rice is a director of Scios Inc., Wells Fargo & Company, Unocal Corporation, and Vulcan Materials Company.

Ms. Patricia C. Sueltz, age 50, has served as director of the Company since January 2002. Since July 2002, Ms. Sueltz has been Executive Vice President, Sun Services, at Sun Microsystems, Inc., a software company. From September 1999 to July 2002, Ms. Sueltz served as President, Software Systems Group of Sun Microsystems, Inc. From June 1979 to October 1999, Ms. Sueltz served in various management capacities at IBM Corporation. Ms. Sueltz is a director on the Sun Foundation Board and on the Corporate Advisory Board for the University of Southern California Marshall School of Business and director of Delphi Automotive Systems Corporation.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s executive officers and directors, and persons who own more than 10% of a registered class of the Company’s equity securities (“Reporting Persons”), to file reports of ownership and changes in ownership with the SEC and with The NASDAQ Stock Market. Reporting Persons are required by SEC regulations to furnish the Company with copies of all forms they file pursuant to Section 16(a). Based solely on its review of the copies of such reports received by it, and written representations from certain Reporting Persons that no other reports were required for those persons, the Company believes that, during the year ended December 31, 2002, the Reporting Persons complied with all Section 16(a) filing requirements applicable to them, except that the Initial Statement of Beneficial Ownership of Securities filed by Dr. Seidenberg was amended to correct her initial holdings of Amgen common stock and the amendment was deemed a late filing.

Item 11.    EXECUTIVE COMPENSATION

Compensation of Directors

Cash Compensation

Directors of the Company who are also employees of the Company are not separately compensated for their service as directors. Non-employee directors receive a quarterly retainer of $5,000 (plus $1,500 for a Committee Chairman) and a per Board meeting fee of $1,250 (plus $750 for Committee members attending a committee meeting, up to a maximum of $1,500 for all committee meetings held on the same day). In January 2002, each of the non-employee directors also received $1,250 for his or her attendance at a one-day conference with the Company’s senior management. In addition, Mr. Biondi received $2,250 as compensation for his attendance at three Audit Committee meetings prior to his appointment as a member of the Audit Committee. The members of the Board of Directors also are entitled to reimbursement of their expenses incurred in connection with attendance at Board, committee meetings, and conferences with the Company’s senior management in accordance with Company policy. There are no family relationships among any directors of the Company.

Equity Compensation

Non-employee directors are also entitled to receive stock option grants as compensation for their service as directors. The Amended and Restated 1991 Equity Incentive Plan (the “1991 Plan”) provides for formula grants for non-employee directors. Under this plan, each non-employee director is automatically granted an annual non-discretionary option to purchase shares of common stock of the Company. In addition, newly appointed non-employee directors automatically receive one-time inaugural stock option grants. Non-employee directors receive annual grants of 16,000 shares in January of each year; inaugural grants to new non-employee directors are 60,000 shares. The exercise price of options granted under the 1991 Plan is equal to 100% of the fair market value of the underlying stock on the date of the option grant. Formula stock option grants awarded to non-employee directors under the 1991 Plan vest and are exercisable: (a) on the date of grant, if the director has had three years of prior continuous service as a non-employee director, or (b) one year from the date of grant, if a director has had less than three years of prior continuous service as a non-employee director. Formula Options expire ten years from the date of grant.

In January 2002, the Company granted to each of the non-employee directors a Formula Option under the 1991 Plan covering 16,000 shares at an exercise price of $56.30 per share. In January 2002, the Company also granted to each of Mr. Biondi and Ms. Sueltz an inaugural stock option grant for 60,000 shares, with an exercise price of $55.69 per share, upon their respective appointments to the Board.

For stock options granted prior to June 1998, a non-employee director optionee is entitled to a Reload Option in the event the optionee exercises his or her option, in whole or in part, by surrendering other shares of common stock of the Company held by such non-employee director. Any such Reload Option: (i) will be for a number of shares of common stock equal to the number of shares of common stock surrendered as part or all of the exercise price of the original option; (ii) will have an expiration date that is the same as the expiration date of the original option; and (iii) will have an exercise price that is equal to 100% of the fair market value of the common stock subject to the Reload Option on the date of exercise of the original option. Any such Reload Option will be subject to the availability of sufficient shares under the Amended and Restated 1991 Equity Incentive Plan. There is no Reload Option on a Reload Option. Stock options granted in June 1998 or subsequently do not have Reload Options.

Compensation of Executive Officers

Summary Compensation Table

The following table sets forth summary information concerning certain compensation awarded or paid to, or earned by, the Named Executive Officers for all services rendered in all capacities to the Company for the years ended December 31, 2002, 2001, and 2000:

Summary Compensation Table

							Long-term compensation
	Annual compensation						Awards
Name and principal position	Year	Salary ($)(1)	Bonus ($)		Other annual compensation ($)		Restricted stock award (s) ($)		Securities underlying options (#)	All other compensation ($) (2)
Kevin W. Sharer	2002	980,000	1,800,000		16,140	(3)	—		450,000	497,750	(4)
Chairman of the Board,	2001	933,333	860,533		—		—		450,000	95,798
Chief Executive Officer and President	2000	810,569	1,358,030		—		—		1,450,000	79,019

Roger M. Perlmutter	2002	683,333	1,276,250	(5)	235,279	(6)	—		150,000	1,415,339	(7)
Executive Vice President,	2001	637,917	1,500,000	(8)	253,950	(6)	6,543,645	(9)	350,000	1,371,989	(10)
Research and Development

George J. Morrow	2002	683,335	1,276,252	(5)	20,148	(11)	—		150,000	3,024,607	(12)
Executive Vice President,	2001	618,337	1,500,000	(8)	194,371	(11)	—		350,000	2,624,086	(10)
Worlwide Sales and Marketing

Dennis M. Fenton	2002	680,000	1,071,000		—		—		150,000	13,181
Executive Vice President	2001	652,288	635,231		—		—		180,000	35,342
	2000	455,973	559,084		—		—		153,800	4,257

Richard D. Nanula	2002	616,667	971,250		—		—		225,000	57,343
Executive Vice President, Finance, Strategy and Communications, and Chief Financial Officer	2001	375,000	315,000		—		5,524,992	(13)	350,000	25,228

(1)	Includes compensation deferred under the Company’s Retirement and Savings Plan (the “401(k) Plan”) otherwise payable in cash during each calendar year.

(2)

Figures shown reflect net amounts. Amounts shown for 2002, 2001, and 2000 for Messrs. Sharer and Nanula and Dr. Fenton are comprised primarily of Company credits to the Supplemental Retirement Plan (the “SRP”), with additional amounts included as a result of a contribution by the Company (the “Company

Contribution”) to the Company’s 401(k) Plan for each of the Named Executive Officers. Amounts shown for 2002 and 2001 for Dr. Perlmutter and Mr. Morrow include Company credits to the SRP, Company Contributions, and certain deferred compensation (see footnotes (7), (10) and (12)). The SRP is a non-qualified, unfunded plan. Participation in the SRP is available to selected participants in the Company’s 401(k) Plan who are affected by the Internal Revenue Code limits on the amount of employee compensation that may be recognized for purposes of calculating the Company’s Contributions. Pursuant to the SRP, accounts for the respective Named Executive Officers were credited with (reduced by) the following amounts, including accrued dividends, interest and unrealized gains or losses for the years ended December 31, 2002, 2001, and 2000, respectively: Mr. Sharer, ($18,250), $82,198, and $65,419; Dr. Perlmutter, $56,884, $157,009, and $0; Mr. Morrow $83,307, $97,909, and $0; Dr. Fenton, ($2,819), $21,742, and ($9,343); and Mr. Nanula $41,343, $15,378, and $0. Pursuant to the 401(k) Plan, the Company Contribution for the years ended December 31, 2002, 2001, and 2000, respectively, were: Mr. Sharer, $16,000, $13,600, and $13,600; Dr. Perlmutter, $16,000, $12,800, and $0; Mr. Morrow, $16,000, $13,600, and $0; Dr. Fenton, $16,000, $13,600, and $13,600; and Mr. Nanula, $16,000, $9,850, and $0.

(3)	Consists of a tax gross-up in 2002 for the value of Mr. Sharer’s personal use of a car and driver provided to Mr. Sharer by the Company for his transportation, which resulted in imputed income of $16,565 in 2002.

(4)	The amount includes a deferred compensation credit of $500,000 as a result of a Company contribution to the Amgen Inc. Nonqualified Deferred Compensation Plan. See “—Nonqualified Deferred Compensation Plan.” See also note 2, above.

(5)	Includes a retention bonus in the amount of $200,000. See “—Employment and Compensation Arrangements.”

(6)	For the years ended December 31, 2002 and 2001, respectively, consists of the following amounts paid pursuant to the Company’s relocation programs: reimbursement of relocation expenses in the amounts of $29,514 and $145,353; tax gross-ups of $91,896 and $65,825 for reimbursement of relocation expenses; and reimbursement in the amounts of $113,869 and $42,772 made by the Company in accordance with Dr. Perlmutter’s participation in the Company’s relocation mortgage subsidy program.

(7)	The amount includes a deferred compensation credit of $1,332,005 as a result of a Company contribution to the Amgen Inc. Executive Nonqualified Retirement Plan; of premium in the amount of $10,450 for insurance premiums paid by the Company with respect to a term life insurance policy in the amount of $10,000,000 for Dr. Perlmutter’s benefit until 2007. See “—Executive Nonqualified Retirement Plan.” See also note 2, above.

(8)	Consists of a bonus of $750,000 upon commencement of employment and $750,000 minimum guaranteed incentive bonus. See “—Employment and Compensation Arrangements.”

(9)	Calculated by multiplying the amount of restricted stock by the closing market price of $58.6875 on January 8, 2001, the date of the restricted stock grant, less aggregate consideration paid by Dr. Perlmutter of $11.15. In accordance with the terms of his letter agreement with the Company, effective January 8, 2001, Dr. Perlmutter was granted 111,500 shares of restricted stock of Amgen in consideration of his payment of $11.15. The value of such restricted stock as of December 31, 2002 (calculated by multiplying the amount of restricted stock by the closing market price of $48.34 per share on December 31, 2002, less the aggregate purchase price of $11.15) was $3,456,299. The repurchase option shall lapse with respect to the following number of shares on the following dates: 40,000 shares on April 1, 2002; 23,750 shares on April 1, 2003; 23,750 shares on April 1, 2004; and 24,000 shares on April 1, 2005. On March 22, 2002, Dr. Perlmutter’s letter agreement was amended to accelerate the lapse of the repurchase option with respect to the first 40,000 shares to March 25, 2002 from April 1, 2002. See “—Employment and Compensation Arrangements—Dr. Roger M. Perlmutter.”

(10)	The amount includes $1,202,130 and $2,512,577, respectively, of deferred compensation credits as a result of Company contributions to the Amgen Inc. Executive Nonqualified Retirement Plan for the benefit of Dr. Perlmutter and Mr. Morrow. See “—Executive Nonqualified Retirement Plan.” See also note 2, above.

(11)	For the years ended December 31, 2002 and 2001, respectively, consists of the following amounts paid pursuant to the Company’s relocation programs: reimbursement of relocation expenses in the amounts of $0 and $141,759; tax gross-ups of $8,210 and $42,629 for reimbursement of relocation expenses; and reimbursements in the amounts of $11,938 and $9,983 made by the Company in accordance with Mr. Morrow’s participation in the Company’s relocation mortgage subsidy program.

(12)	This amount includes a deferred compensation credit of $2,807,017 as a result of a Company contribution to the Amgen Inc. Executive Nonqualified Retirement Plan; of premiums in the amount of $26,900 for a term life insurance policy in the amount of $15,000,000 for Mr. Morrow’s benefit until 2006, and $91,383 with respect to insurance premiums paid by the Company on July 9, 2002 for the assumption of split dollar life insurance policies provided to Mr. Morrow by his former employer, respectively. The Company would be reimbursed for certain of its premium payments from the proceeds of the split dollar life insurance policies in the event Mr. Morrow dies or in certain other events. See “—Executive Nonqualified Retirement Plan.” See also note 2, above.

(13)	Calculated by multiplying the amount of restricted stock by the closing market price of $65.00 on May 16, 2001, the date of the restricted stock grant less aggregate consideration paid by Mr. Nanula of $8.50. In accordance with the terms of his letter agreement with the Company, effective May 16, 2001, Mr. Nanula was granted 85,000 shares of restricted stock of the Company in consideration of his payment of $8.50. The value of such restricted stock as of December 31, 2002 (calculated by multiplying the amount of restricted stock by the closing market price of $48.34 per share on December 31, 2002, less the aggregate purchase price of $8.50) was $4,108,892. The repurchase option shall lapse with respect to the following number of shares on the following dates: 20,000 shares on May 16, 2004; 20,000 shares on May 16, 2005; and 45,000 shares on May 16, 2006. See “—Employment and Compensation Arrangements—Mr. Richard D. Nanula.”

Stock Option Grants and Exercises

The following table sets forth information concerning individual grants of stock options made by the Company during the year ended December 31, 2002, to each of the Named Executive Officers:

Option Grants in Fiscal Year 2002

	Individual grants
Name	Number of securities underlying options granted (#) (2)		Percent of total options granted to employees in fiscal year (5)	Exercise or base price ($/sh)	Expiration date	Potential realizable value at assumed annual rates of stock price appreciation for option term (1)
						5% ($)	10% ($)
Kevin W. Sharer	450,000	(3)	2.65%	38.36	7/1/09	7,027,367	16,376,755
Roger M. Perlmutter	150,000	(3)	0.88%	38.36	7/1/09	2,342,456	5,458,918
George J. Morrow	150,000	(3)	0.88%	38.36	7/1/09	2,342,456	5,458,918
Dennis M. Fenton	150,000	(3)	0.88%	38.36	7/1/09	2,342,456	5,458,918
Richard D. Nanula	75,000	(4)	0.44%	54.50	1/29/09	1,664,023	3,877,881
	150,000	(3)	0.88%	38.36	7/1/09	2,342,456	5,458,918

(1)

The potential realizable value is based on the term of the option at the time of its grant, which is seven years for the stock options granted to the Named Executive Officers. The assumed 5% and 10% annual rates of appreciation over the term of the options are set forth in accordance with SEC rules and regulations and do not represent the Company’s estimates of stock price appreciation. The potential realizable value is calculated by assuming that the stock price on the date of grant appreciates at the indicated rate, compounded annually, for the entire term of the option and that the option is exercised and the stock sold on the last day of its term at this appreciated stock price. No valuation method can accurately predict future stock prices or option values because there are too many unknown factors. No gain to the optionee is possible unless the stock price increases over the option term. Such a gain in stock price would benefit all stockholders.

(2)	Options shown in the table have a term of seven years, subject to earlier termination if the optionee ceases employment with the Company or an affiliate of the Company (as defined in the Amended and Restated 1991 Equity Incentive Plan or other applicable plan). The vesting of all options will be automatically accelerated in the event of a change in control (as defined in the Amended and Restated 1991 Equity Incentive Plan or other applicable plan). In addition, the options are subject to, in certain circumstances, full or partial accelerated vesting upon the death or permanent and total disability of the optionee while in the employ of the Company or an affiliate of the Company, or death within three months after termination of employment, or voluntary retirement of an optionee after age 60 who has been employed by the Company or an affiliate of the Company for at least 15 consecutive years, (“Voluntary Retirement”), as provided in the option grant agreement, or at the discretion of the Compensation and Management Development Committee (the “Compensation Committee”) as permitted by the Amended and Restated 1991 Equity Incentive Plan or other applicable plan. Additionally, upon the Voluntary Retirement these options shall not terminate until the earlier of the termination date set in the grant agreement or three years following the date of Voluntary Retirement.

(3)	Options vest and are exercisable as to 20% of the total grant on each of the first, second, third, fourth and fifth anniversaries of the date of the grant.

(4)	Options vested and became exercisable upon the date of grant, January 29, 2002.

(5)	In 2002, the Company granted stock options covering a total of 16,949,622 shares of common stock to Company employees under all stock option plans maintained by the Company and this number was used in calculating the percentages.

Aggregated Option Exercises

The following table sets forth information (on an aggregated basis) concerning each exercise of stock options during the year ended December 31, 2002, by each of the Named Executive Officers and the final year-end value of unexercised options:

Aggregated Option Exercises in Fiscal Year 2002 and Fiscal Year-End 2002 Option Values

	Individual grants
Name	Shares acquired on exercise (#)	Realized value ($) (2)	Number of securities underlying unexercised options at fiscal year-end (#) Exerciseable/Unexerciseable	Value of unexercised in-the-money options at fiscal year-end ($) (1) Exerciseable/Unexerciseable
Kevin W. Sharer	300,000	9,821,158	695,880 / 1,886,000	1,233,915 / 8,766,840
Roger M. Perlmutter	—	—	70,000 / 430,000	0 / 1,497,000
George J. Morrow	—	—	70,000 / 430,000	0 / 1,497,000
Dennis M. Fenton	136,268	4,935,587	442,002 / 463,754	11,105,909 / 3,247,159
Richard D. Nanula	—	—	145,000 / 430,000	0 / 1,497,000

(1)	Value of unexercised in-the-money options is calculated based on the market value of the underlying securities, minus the exercise price, and assumes sale of the underlying securities on December 31, 2002, the last trading day for 2002, at a price of $48.34 per share, the fair market value of the Company’s common stock on such date.

(2)	Value realized is based on the market value of the Company’s common stock on the respective dates of exercise, minus the applicable exercise price, and does not necessarily indicate that the optionee sold stock on that date or, at that price, or at all.

Change-in-Control Arrangements

Effective as of October 20, 1998 (the “Effective Date”), the Board of Directors adopted the Amgen Inc. Change of Control Severance Plan (the “CCS Plan”) which provides certain severance benefits to persons who hold certain designated positions with the Company as of the date on which a Change of Control (as defined below) of the Company occurs. If a Change of Control had occurred on December 31, 2002, the CCS Plan would have covered approximately 728 officers and key employees of the Company, including each of the Named Executive Officers. Under the terms of the CCS Plan, the CCS Plan extends through December 31, 2002, subject to automatic one year extensions unless the Company notified the participants that the term would not be extended no later than September 30, 2002. The Company has not notified participants that the term will not be extended, so the term has been extended to December 31, 2003, subject to possible further extension. If a Change of Control occurs during the original or any extended term, the CCS Plan will continue in effect for at least 36 months following the Change of Control. Prior to the occurrence of a Change of Control, the Company has the right to terminate or amend the CCS Plan at any time; after the occurrence of a Change of Control, the CCS Plan may not be terminated or amended in any way that adversely affects a participant’s interests under the CCS Plan without the participant’s written consent.

Under the CCS Plan, a Change of Control generally will be deemed to have occurred at any of the following times: (i) upon the acquisition by any person, entity or group of beneficial ownership of 50% or more of either the then outstanding common stock or the combined voting power of the Company’s then outstanding securities entitled to vote generally in the election of directors; or (ii) at the time individuals making up the incumbent Board (as defined in the CCS Plan) cease for any reason to constitute at least a majority of the Board; or (iii) immediately prior to the consummation by the Company of a reorganization, merger, or consolidation with respect to which persons who were the stockholders of the Company immediately prior to such transaction do not, immediately thereafter, own more than 50% of the shares of the Company entitled to vote generally in the election of directors; or (iv) a liquidation or dissolution of the Company or the sale of all or substantially all of the assets of the Company; or (v) any other event which the incumbent Board, in its sole discretion, determines is a change of control.

Under the CCS Plan, if a Change of Control occurs and a participant’s employment is terminated within the two year period immediately following the Change of Control by the Company other than for Cause or Disability (each as defined in the CCS Plan) or by the participant for Good Reason (as defined in the CCS Plan), the participant will be entitled to certain payments and benefits in lieu of further salary payments subsequent to such termination and in lieu of severance benefits otherwise payable by the Company (but not including accrued vacation and similar benefits otherwise payable upon termination). In the event of such termination, the participant will receive a lump sum cash severance payment in an amount equal to the excess, if any, of (A) the product of (x) a benefits multiple (either 3, 2 or 1, depending on the participant’s position (a “Benefits Multiple”)), and (y) the sum of (i) the participant’s annual base salary immediately prior to termination or, if higher, immediately prior to the Change of Control, plus (ii) the participant’s targeted annual bonus for the year in which the termination occurs or, if higher, the participant’s average annual bonus for the three years immediately prior to the Change of Control; over (B) the aggregate value (determined in accordance with Section 280G of the Code) of the acceleration of vesting of the participant’s unvested stock options in connection with the Change of Control. The terms of the Amended and Restated 1988 Stock Option Plan, the Amended and Restated 1991 Equity Incentive Plan, and the Amended and Restated 1997 Special Non-Officer Equity Incentive Plan, Article II of the Amended and Restated 1993 Equity Incentive Plan, and Article II of the Amended and Restated 1999 Equity Incentive Plan contain the same definition of “change of control” as the CCS Plan definition, and such option plans provide for the acceleration of vesting of issued and outstanding stock options upon the occurrence of a change of control.

Participants who are senior executive-level staff members who are also members of the Amgen Executive Committee (which as of December 31, 2002, included each of the Named Executive Officers) have a Benefits Multiple of 3; participants who are senior management-level staff members at the level of “director” or equivalent and above (and who are not members of the Amgen Executive Committee), have a Benefits Multiple of 2; and management-level staff members at the level of “associate director” or equivalent have a Benefits Multiple of 1.

The Company will also provide the participant with continued health and other group insurance benefits for a period of 1 to 3 years (depending on the participant’s Benefits Multiple) after the participant’s termination of employment. In addition, the participant will be fully vested in his or her accrued benefits under the Company’s retirement plans and the Company will provide the participant with additional fully vested benefits under such plans in an amount equal to the benefits the participant would have earned under the plans had the participant continued to be employed by the Company for a number of years equal to the participant’s Benefits Multiple. The participant will also be indemnified by the Company and will be provided with directors’ and officers’ liability insurance (if applicable), each as set forth in the CCS Plan. In addition, if any payment, distribution or acceleration of vesting of any stock option or other right with respect to a participant who is a “disqualified individual” (within the meaning of Section 280G of the Code) would be subject to the excise tax imposed by Section 4999 of the Code, then the Company will pay the participant an additional lump sum cash payment in an amount equal to 20% of the amount of the participant’s “excess parachute payments” (within the meaning of Section 280G of the Code). If a Change of Control had occurred on the Effective Date, each of the Named Executive Officers would have received such indemnification and liability insurance.

The CCS Plan provides that for a period of years equal to a participant’s Benefits Multiple after the participant’s termination of employment, the participant will not disclose confidential information of the Company and will not solicit or offer employment to any of the Company’s employees. In the event that the participant breaches any of such provisions, the participant will forfeit any right to receive further payments or benefits under the CCS Plan.

Employment and Compensation Arrangements

Dr. Roger M. Perlmutter

Pursuant to an amended and restated letter agreement, effective as of January 8, 2001, by and between the Company and Dr. Roger Perlmutter, Dr. Perlmutter became Executive Vice President, Research and Development of the Company. The letter agreement provides for a monthly salary of $54,167 and a $750,000 bonus which was paid within 30 days of the start of Dr. Perlmutter’s employment with the Company. Dr. Perlmutter has been guaranteed a minimum incentive payment of $750,000 for each of 2001 and 2002 under the Company’s Amended and Restated Management Incentive Plan. The Company will also pay Dr. Perlmutter a retention bonus of $200,000 on each of the first five one-year anniversaries of the start of his employment with the Company. The Company has also agreed to provide Dr. Perlmutter with certain non-qualified deferred compensation benefits. See “—Executive Nonqualified Retirement Plan.” In addition, the Company also agreed to maintain and pay the premiums on a term life insurance policy in the amount of $10,000,000 for Dr. Perlmutter’s benefit until 2007. Prior to the Sarbanes-Oxley Act, the Company made a loan of $1,000,000 to Dr. Perlmutter. In compliance with the Sarbanes-Oxley Act, the Company no longer makes personal loans to executive officers prohibited by such Act. See “—Certain Relationships and Related Transactions.”

Dr. Perlmutter was granted an option to purchase 200,000 shares of the Company’s common stock on January 8, 2001 with an exercise price of $58.6875 per share. The Company has also agreed to grant to Dr. Perlmutter an option under the periodic stock option program to purchase 150,000 shares of the Company’s common stock in each of 2001 and 2002. On June 15, 2001, July 2, 2001 and July 1, 2002, respectively, the Company granted to Dr. Perlmutter an option to purchase 50,000 shares, 100,000 shares and 150,000 shares of the Company’s common stock with an exercise price of $67.06 per share, $61.67 per share and $38.36 per share, respectively. On January 8, 2001, Dr. Perlmutter was also awarded 111,500 shares of restricted common stock of the Company in consideration of his payment of $11.15. The Company has a right to repurchase the restricted stock at the price paid by Dr. Perlmutter for such stock in the event that Dr. Perlmutter’s employment is terminated for any reason other than his death or permanent and total disability. The repurchase option shall lapse with respect to the following number of shares on the following dates: 40,000 shares on April 1, 2002; 23,750 shares on April 1, 2003; 23,750 shares on April 1, 2004 and 24,000 shares on April 1, 2005. On March 22, 2002, Dr. Perlmutter’s letter agreement was amended to accelerate the lapse of the repurchase option with respect to the first 40,000 shares to March 25, 2002 from April 1, 2002.

If, within the first five years of his employment with the Company, Dr. Perlmutter’s employment is terminated without cause, or he resigns from the Company due to a reduction of his duties or base salary or annual target incentive opportunity under the Management Incentive Plan, Dr. Perlmutter will be entitled to receive three years of base salary and target incentive paid monthly and health care benefits, unless such health care benefits are obtained from another employer. Dr. Perlmutter is also entitled to receive severance benefits under the Company’s CCS Plan in the event of a change of control of the Company.

Mr. George J. Morrow

Pursuant to an amended and restated letter agreement, effective as of January 19, 2001, by and between the Company and Mr. George J. Morrow, Mr. Morrow became Executive Vice President, Worldwide Sales and Marketing of the Company. The letter agreement provides for a monthly salary of $54,167 and a $750,000 bonus which was paid within 30 days of the start of Mr. Morrow’s employment with the Company. Mr. Morrow has been guaranteed a minimum incentive payment of $750,000 for each of 2001 and 2002 under the Company’s Amended and Restated Management Incentive Plan. The Company will also pay Mr. Morrow a retention bonus of $200,000 on each of the first five one-year anniversaries of the start of his employment with the Company. The Company has also agreed to provide Mr. Morrow with certain non-qualified deferred compensation benefits. See “—Executive Nonqualified Retirement Plan.” In addition, the Company also agreed to maintain and pay the premiums on a term life insurance policy in the amount of $15,000,000 for Mr. Morrow’s benefit until 2006. The Company also agreed to either assume responsibility for, or provide alternative compensation with respect to, a split dollar life insurance policy provided to Mr. Morrow by his former employer. Prior to the Sarbanes-Oxley Act, the Company made a loan of $1,000,000 to Mr. Morrow. In compliance with the Sarbanes-Oxley Act, the Company no longer makes personal loans to executive officers prohibited by such Act. See “—Certain Relationships and Related Transactions.”

Mr. Morrow was granted an option to purchase 200,000 shares of the Company’s common stock on January 19, 2001 with an exercise price of $60.00 per share. The Company has also agreed to grant to Mr. Morrow an option under the periodic stock option program to purchase 150,000 shares of the Company’s common stock in each of 2001 and 2002. On June 15, 2001, July 2, 2001 and July 1, 2002, respectively, the Company granted to Mr. Morrow an option to purchase 50,000 shares, 100,000 shares and 150,000 shares of the Company’s common stock with an exercise price of $67.06 per share, $61.67 per share and $38.36 per share, respectively.

If, within the first five years of his employment with the Company, Mr. Morrow’s employment is terminated without cause, or he resigns from the Company due to a reduction of his duties or base salary or annual target incentive opportunity under the Management Incentive Plan, Mr. Morrow will be entitled to receive three years of base salary and target incentive paid monthly and health care benefits, unless such health care benefits are obtained from another employer. Mr. Morrow is also entitled to receive severance benefits under the Company’s CCS Plan in the event of a change of control of the Company.

Mr. Richard D. Nanula

Pursuant to an amended and restated letter agreement, effective as of May 14, 2001, by and between the Company and Mr. Richard D. Nanula, Mr. Nanula became Executive Vice President Finance, Strategy and Communications of the Company. Mr. Nanula became the Company’s Chief Financial Officer in August 2001. The letter agreement provides for a monthly salary of $50,000. Prior to the Sarbanes-Oxley Act, the Company made a loan of $3,000,000 to Mr. Nanula. In compliance with the Sarbanes-Oxley Act, the Company no longer makes personal loans to executive officers prohibited by such Act. See “—Certain Relationships and Related Transactions.”

Mr. Nanula was granted an option to purchase 200,000 shares of the Company’s common stock on May 16, 2001 with an exercise price of $65.00 per share. The Company has also agreed to grant to Mr. Nanula an option under the periodic stock option program to purchase 150,000 shares of the Company’s common stock in each of 2001 and 2002. On June 15, 2001, July 2, 2001 and July 1, 2002, respectively, the Company granted to Mr. Nanula an option to purchase 50,000 shares, 100,000 shares and 150,000 shares of the Company’s common stock with an exercise price of $67.06 per share, $61.67 per share and $38.36 per share, respectively. On May 14, 2001, Mr. Nanula was also awarded 85,000 shares of restricted common stock of the Company in consideration of his payment of $8.50. The Company has a right to repurchase the restricted stock at the price paid by Mr. Nanula for such stock in the event that Mr. Nanula’s employment is terminated for any reason other than his death or permanent and total disability. The repurchase option shall lapse with respect to the following number of shares on the following dates: 20,000 shares on May 16, 2004; 20,000 shares on May 16, 2005 and 45,000 shares on May 16, 2006.

If, within the first five years of his employment with the Company, Mr. Nanula’s employment is terminated without cause, or he resigns from the Company due to a reduction of his duties or base salary or annual target incentive opportunity under the Management Incentive Plan, Mr. Nanula will be entitled to receive three years of base salary and target incentive paid monthly and health care benefits, unless such health care benefits are obtained from another employer. Mr. Nanula is also entitled to receive severance benefits under the Company’s CCS Plan in the event of a change of control of the Company.

Mr. Edward V. Fritzky

In connection with the acquisition of Immunex Corporation by the Company, the Company and Mr. Edward V. Fritzky entered into an employment agreement effective July 15, 2002. The employment agreement was amended and restated on January 2, 2003. Pursuant to the employment agreement, Mr. Fritzky is employed by the Company as a special advisor. Mr. Fritzky is also a member of the Board of Directors. The employment agreement provides for an annual base salary of not less than $500,000 for the term of the employment agreement. Such agreement will terminate July 15, 2004. The Company has contributed a retention bonus of $1,000,000 to a deferred compensation account established for Mr. Fritzky. The retention bonus vests as follows: $500,000 on July 15, 2003 and $250,000 on each of January 15, 2004 and July 15, 2004. Additionally, in consideration of Mr. Fritzky’s waiver of any right to payment pursuant to the Immunex Corporation Leadership Continuity Policy, the Company made a one-time payment to Mr. Fritzky of $5.4 million.

Mr. Fritzky was granted an option to purchase 450,000 shares of the Company’s common stock on July 15, 2002 with an exercise price of $31.07 per share with one third of the shares vesting upon grant and one third vesting on each of the first and second anniversaries of the date of grant. Mr. Fritzky was also awarded 100,000 shares of restricted common stock of the Company in consideration of his payment of $10.00. The Company has a right to repurchase the unvested restricted stock at the price paid by Mr. Fritzky for such stock in the event that Mr. Fritzky’s employment is terminated for any reason. Upon the grant of the restricted common stock, 34,000 shares became fully vested. Subject to Mr. Fritzky’s continued employment, the repurchase option for the remainder of the shares shall lapse with respect to the following number of shares on the following dates: 33,000 shares on July 15, 2003 and 33,000 shares on July 15, 2004.

Pursuant to the employment agreement, Mr. Fritzky receives reimbursement of up to $250,000 annually for secretarial, communications and technology support services approved by the Company. Mr. Fritzky is also entitled to receive financial counseling and tax planning services. If Mr. Fritzky is subject to excise tax as imposed by section 4999 of the Internal Revenue Code on any benefits paid or payable to Mr. Fritzky (“Total Payments”), the Company will pay an additional amount (the “Gross-Up Payment”) such that the net amount retained by Mr. Fritzky, after deduction of any excise tax and any federal, state and local income and employment taxes and excise tax upon the Gross-Up Payment, and after taking into account the phase out of itemized deductions and personal exemptions attributable to the Gross-Up Payment is equal to the Total Payments.

In the event that Mr. Fritzky’s employment is terminated for any reason during the term of his employment agreement, the Company will provide Mr. Fritzky with group welfare benefits and perquisites for three years following termination (except in the event of a termination by the Company for “cause” or by Mr. Fritzky without “good reason” as defined in the employment agreement), and outplacement services for twelve months (except in the event of Mr. Fritzky’s death). If Mr. Fritzky’s employment is terminated by the Company without “cause” or by Mr. Fritzky for “good reason,” Mr. Fritzky will be entitled to all of the benefits described in the preceding sentence, plus (i) Mr. Fritzky will receive a lump sum payment in an amount equal to all base salary due through the remainder of the term of the employment agreement, (ii) Mr. Fritzky’s retention bonus account will fully vest and be paid out, (iii) Mr. Fritzky’s restricted stock will immediately vest, and (iv) all of Mr. Fritzky’s options to purchase Company common stock will fully vest and become immediately exercisable. Mr. Fritzky must execute a release in favor of the Company as a condition to the receipt of these severance benefits.

During the term of Mr. Fritzky’s employment under the agreement, he may not be employed by any person or company other than the Company, without the Company’s prior approval. Mr. Fritzky may, however, perform limited consulting services to certain companies, so long as the consulting does not violate Mr. Fritzky’s proprietary information and arbitration agreement with the Company or interfere with Mr. Fritzky’s duties under the employment agreement. Mr. Fritzky may also be self-employed, an independent contractor, a partner or a consultant in a venture fund, or a founding member of a biotechnology startup so long as these activities do not compete with the Company, violate the proprietary information and arbitration agreement or interfere with Mr. Fritzky’s duties under the employment agreement.

Executive Nonqualified Retirement Plan

The Amgen Inc. Executive Nonqualified Retirement Plan has been established to provide supplemental retirement income benefits for a select group of management and highly compensated employees through Company contributions. Participants are selected by the Compensation Committee. Dr. Perlmutter and Mr. Morrow are currently the only participants in this plan.

Under the plan, if Dr. Perlmutter is actively employed by the Company on September 16, 2007, the Company will credit a deferred compensation account for his benefit under the plan with $10,000,000. In the event that Dr. Perlmutter’s employment with the Company is terminated without cause prior to September 16, 2007, the Company will pay to Dr. Perlmutter between January 2 and January 31 of the year following the year in which his employment was terminated a prorated portion of the $10,000,000. This prorated portion will be equal to the ratio of the number of full months of Dr. Perlmutter’s active employment with the Company and 80 months; provided, however, that if the termination of Dr. Perlmutter’s employment occurs within two years after a change of control of the Company, Dr. Perlmutter will receive the prorated portion described above, plus an amount equal to $10,000,000 minus the sum of the prorated portion, and an amount equal to the aggregate spread between the exercise prices of Dr. Perlmutter’s unvested Company common stock options which are in-the-money and the vesting of which is accelerated by the change of control of the Company and The NASDAQ Stock Market closing price of the Company common stock on the date of the change of control.

If the termination of Dr. Perlmutter’s employment prior to September 16, 2007 is due to his permanent and total disability, Dr. Perlmutter will receive, on the second anniversary of the date upon which he last completed one week of active employment with the Company, a pro rata portion of the $10,000,000 based upon the ratio of the sum of the number of full months of his active employment with the Company plus 24 months, and 80 months.

If Dr. Perlmutter continues to be actively employed by the Company until January 7, 2011, the Company will credit interest on the deferred compensation account at a rate equal to 125% of the 10-year moving average yield on 10-year U.S. Treasury notes, adjusted and compounded annually, from September 16, 2007 until the date upon which the deferred compensation account and accrued interest is distributed to Dr. Perlmutter. If Dr. Perlmutter’s employment is terminated for any reason prior to January 7, 2011, the Company will credit interest on the deferred compensation account at a rate equal to 100% of the 10-year moving average yield on 10-year U.S. Treasury notes, adjusted and compounded annually, from September 16, 2006 until the date upon which the deferred compensation account and accrued interest is distributed to Dr. Perlmutter.

Under the plan, if Mr. Morrow is actively employed by the Company on January 19, 2006, the Company will credit a deferred compensation account for his benefit under the plan with $15,000,000. In the event that Mr. Morrow’s employment with the Company is terminated without cause prior to January 19, 2006, the Company will pay to Mr. Morrow between January 2 and January 31 of the year following the year in which his employment was terminated a prorated portion of the $15,000,000. This prorated portion will be equal to the ratio of the number of full months of Mr. Morrow’s active employment with the Company and 60 months; provided, however, that if the termination of Mr. Morrow’s employment occurs within two years after a change of control of the Company, Mr. Morrow will receive the prorated portion described above, plus an amount equal to $15,000,000 minus the sum of the prorated portion, and an amount equal to the aggregate spread between the exercise prices of Mr. Morrow’s unvested common stock options which are in-the-money and the vesting of which is accelerated by the change of control of the Company and The NASDAQ Stock Market closing price of the common stock on the date of the change of control.

If the termination of Mr. Morrow’s employment prior to January 19, 2006 is due to his permanent and total disability, Mr. Morrow will receive, on the second anniversary of the date upon which he last completed one week of active employment with the Company, a pro rata portion of the $15,000,000 based upon the ratio of the sum of the number of full months of his active employment with the Company plus 24 months, and 80 months.

If Mr. Morrow continues to be actively employed with the Company until January 19, 2011, the Company will credit interest on the deferred compensation account at a rate equal to 125% of the 10-year moving average yield on 10-year U.S. Treasury notes, adjusted and compounded annually, from January 19, 2006 until the date upon which the deferred compensation account and accrued interest is distributed to Mr. Morrow. If Mr. Morrow’s employment is terminated for any reason prior to January 19, 2011, the Company will credit interest on the deferred compensation account at a rate equal to 100% of the 10-year moving average yield on 10-year U.S. Treasury notes, adjusted and compounded annually, from January 19, 2006 until the date upon which the deferred compensation account and accrued interest is distributed to Mr. Morrow.

Nonqualified Deferred Compensation Plan

The Amgen Inc. Nonqualified Deferred Compensation Plan has been established to provide eligible participants with an opportunity to defer a portion of their annual base salary and annual management incentive plan bonus and to earn tax-deferred returns on the deferrals. Executive officers, vice presidents and other key employees of the Company selected by the Compensation Committee are eligible to participate in the Nonqualified Deferred Compensation Plan. The Nonqualified Deferred Compensation Plan is an unfunded plan. Participants may defer up to 50% of their annual base salary and up to 100% of their annual management incentive plan bonus, with a minimum deferral amount of $2,000. In each year the Company may, in its sole discretion, credit any amount it desires to any participant’s account under the Nonqualified Deferred Compensation Plan. As of March 4, 2003 other than the credit made to Mr. Sharer’s account as described below, the Company has not credited any discretionary amounts to any of the other Named Executive Officers’ accounts.

The Company made a credit of $500,000 for the benefit of Mr. Sharer in recognition of Mr. Sharer’s 2002 performance. The vesting of this credit is contingent on Mr. Sharer’s continued employment with the Company until March 2, 2006. The credit and any plan earnings attributable to it may not be paid to Mr. Sharer until after he ceases to be a “covered employee” within the meaning of Section 162(m) of the Internal Revenue Code, as amended, with respect to the Company.

The Compensation Committee selects measurement funds consisting of mutual funds, insurance company funds, indexed rates or other methods for the purpose of providing the basis on which gains and losses shall be attributed to account balances under the plan. The Compensation Committee may, in its sole discretion, discontinue, substitute, or add measurement funds at any time. Participants are entitled to elect to have deferrals credited to one or more measurement funds. A “rabbi trust” has been established to satisfy the Company’s obligations under the plan. Payments from the plan may be made in a lump sum or in annual installments for up to ten years at the election of the participant.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table sets forth certain information as of December 31, 2002 concerning the Company’s common stock that may be issued upon the exercise of options or the purchases of restricted stock under all of the Company’s equity compensation plans approved by stockholders and equity compensation plans not approved by stockholders in effect as of December 31, 2002:

	(a)	(b)		(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options and rights	Weighted-average exercise price of outstanding options and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by Amgen security holders:
Amended and Restated 1987 Directors’ Stock Option Plan	307,200	$8.20		—	(1)
Amended and Restated 1988 Stock Option Plan	90,939	$13.96		—	(2)
Amended and Restated 1991 Equity Incentive Plan	27,833,702	$32.86		42,916,637
Amended and Restated Employee Stock Purchase Plan	—	$—	(3)	14,881,467

Total Approved Plans	28,231,841	$32.53		57,798,104
Equity compensation plans not approved by Amgen security holders:
Amended and Restated 1993 Equity Incentive Plan (4)	11,994,044	$19.65		681,637
Amended and Restated 1999 Equity Incentive Plan (4)	3,713,413	$49.09		14,864,474
Amended and Restated 1997 Special Non-Officer Equity Incentive Plan	59,329,923	$40.39		13,029,402

Foreign Affiliate Plans:
Amgen Limited Sharesave Plan	—	$—	(5)	377,325
The Amgen Limited 2000 UK Company Employee Share Option Plan (6)	—	$—		300,000

Total Unapproved Plans	75,037,380	$37.51		29,252,838

Total All Plans	103,269,221	$36.15		87,050,942

(1)	The Amended and Restated 1987 Directors’ Stock Option Plan (the “1987 Plan”) terminated on January 27, 1997. Although there are options still outstanding under the 1987 Plan, no shares are available for issuance under the 1987 Plan for future grants.

(2)	The Amended and Restated 1988 Stock Option Plan (the “1988 Plan”) terminated on March 14, 1998. Although there are options still outstanding under the 1988 Plan, no shares are available for issuance under the 1988 Plan for future grants.

(3)	The purchase occurred on December 31, 2002 (the “Purchase Date”) with a purchase of 707,628 shares of common stock for a purchase price of $41.09 per share, which is equivalent to 85% of the closing price of the common stock on the Purchase Date.

(4)	The plan was assumed pursuant to the terms of the merger agreement between the Company and Immunex Corporation which was approved by the Company’s stockholders in July 2002. The plan was previously approved by Immunex Corporation’s shareholders. The Amended and Restated 1993 Equity Incentive Plan terminates on March 11, 2003, and no shares will be available for issuance thereafter.

(5)	In April 2002 and October 2002 (the “First Offering”), 21,301 and 1,374 shares, respectively, were purchased at a price of US$24.45, which is equivalent to not less than 80% of the market value of the Company’s common stock determined in accordance with the Exercise Price Determination Process described below. The First Offering period was from April 1, 1999 to March 31, 2002. The shares offered during the second offering (the “Second Offering”) period, which extends from April 1, 2000 to March 31, 2003, will have a purchase price of US$57.65, which is equivalent to not less than 80% of the market value of the Company’s common stock determined in accordance with the Exercise Price Determination Process. See “—Summary of the Equity Compensation Plans not Approved by the Stockholders—The Amgen Limited Sharesave Plan.”

(6)	Although 300,000 shares of common stock are authorized for issuance under the Amgen Limited 2000 UK Company Employee Share Option Plan (“CSOP”), no shares have been issued under the CSOP.

Summary of the Equity Compensation Plans Not Approved by the Stockholders

The following is a summary of the equity compensation plans, which were in effect as of December 31, 2002 and were adopted or assumed by the Board without the approval of the Company’s stockholders:

Amended and Restated 1993 Equity Incentive Plan

The Amended and Restated 1993 Equity Incentive Plan (formerly known as the Immunex Corporation 1993 Stock Option Plan) (the “1993 Plan”) was assumed pursuant to the terms of the merger agreement between the Company and Immunex Corporation which was approved by the Company’s stockholders in July 2002. The plan was previously approved by Immunex Corporation’s shareholders. The 1993 Plan consists of two articles— Article I which governs awards granted prior to July 15, 2002 (the “Restatement Date”) and Article II which governs awards granted on or after the Restatement Date. As the terms of options grants made pursuant to the 1993 Plan going forward are governed exclusively by Article II of the plan, the following is a description of the material provisions of Article II of the 1993 Plan. This description is qualified in its entirety by reference to the 1993 Plan itself, which was filed as an exhibit to the Company’s Form S-8 dated July 16, 2002.

Stock Subject to the 1993 Plan.    Subject to adjustments upon certain changes in the common stock, the shares available for issuance under the 1993 Plan are the Company’s common stock. The number of shares authorized for issuance under the 1993 Plan is 19,510,646. As of February 13, 2003, 385,049 shares remained available for future grant under the 1993 Plan. Awards of (i) incentive stock options, (ii) nonqualified stock options, (iii) stock bonuses, and (iv) rights to purchase restricted stock (“Stock Award”) may be granted under the 1993 Plan. If any Stock Award granted under the 1993 Plan expires or otherwise terminates without having been exercised in full, the common stock not purchased under the rights issued under Article II of the 1993 Plan shall again become available for issuance under the 1993 Plan.

Administration.    The 1993 Plan is administered by the Board of Directors. The Board of Directors has delegated administration of the 1993 Plan to the committees of the Board and certain officers of the Company.

Eligibility.    Incentive stock options may be granted under the 1993 Plan to all employees (including officers) of the Company or its affiliates. All employees (including officers) and directors of the Company or its affiliates and consultants to the Company or its affiliates, or trusts for the benefit of such an employee, director or consultant or his or her spouse or members of their immediate family (“permitted trusts”) designated by any such employee, director or consultant, are eligible to receive Stock Awards other than incentive stock options under the 1993 Plan.

For incentive stock options granted under the 1993 Plan, the aggregate fair market value, determined at the time of grant, of the shares of common stock with respect to which such options are exercisable for the first time by an optionee during any calendar year (under all such plans of the Company or any affiliate of the Company) may not exceed $100,000. No person may receive Stock Awards for more than 1,298,311 shares of common stock in any calendar year.

Terms of Discretionary Options.    The following is a description of the permissible terms of options under the 1993 Plan, other than options awarded to non-employee directors which are described below under the heading “Terms of Non-Discretionary Options Awarded to Non-Employee Directors” (the options described in this section are referred to as “Discretionary Options”). Individual Discretionary Option grants may be more restrictive as to any or all of the permissible terms described below.

The exercise price of Discretionary Options must be equal to at least 100% of the fair market value of the underlying stock on the date of the option grant. On February 13, 2003, the closing sales price of the common stock on The NASDAQ Stock Market was $51.78. The exercise price of Discretionary Options must be paid either: (i) in cash at the time the option is exercised; or (ii) at the discretion of the Board, (a) by delivery of common stock of the Company that has been held for the period required to avoid a charge to the Company’s earnings, (b) pursuant to a deferred payment or other arrangement, or (c) in any other form of legal consideration acceptable to the Board.

Generally, optionees may designate certain specified trusts as beneficiaries with respect to Discretionary Options. In the absence of such a designation, after the death of the optionee, Discretionary Options shall be exercisable by the person(s) to whom the optionee’s rights pass by will or by the laws of descent and distribution. Generally, during the lifetime of an optionee who is a natural person, only the optionee may exercise the Discretionary Option.

The maximum term of Discretionary Options is 10 years. Absent death, disability or voluntary retirement in certain circumstances, Discretionary Options generally terminate three months after termination of the optionee’s employment or relationship as a consultant or director of the Company or any affiliate of the Company. Individual options by their terms may provide for exercise within a longer period of time following termination of employment or the relationship as a director or consultant.

Discretionary Options either become exercisable in cumulative increments or are exercisable in full immediately. The Board has the power to accelerate the beginning of the period during which an option may be exercised (the “vesting date”). Currently, options granted going forward under the 1993 Plan typically vest at the rate of 25% per year during the optionee’s employment or service as a consultant. Stock options typically provide for the acceleration of the vesting of options if the optionee voluntarily retires at or after age 60 after having been an employee of the Company or its affiliate for at least fifteen consecutive years and such retirement is not the result of permanent and total disability (“Voluntary Retirement”). Stock options granted in the future may be subject to different vesting terms. Generally, if any optionee shall terminate his or her employment or relationship as a director or consultant with the Company or an affiliate due to death or disability, then, in such event, the vesting date for those Discretionary Options granted to such employee, director or consultant or to the permitted trust of such employee, director or consultant which have not vested as of the date of such employee’s, director’s or consultant’s termination for reasons of death or disability shall automatically be accelerated by twelve months for each full year of employment or relationship with the Company of such employee, director or consultant. Upon Voluntary Retirement, Discretionary Options shall not terminate until the earlier of the termination date set forth in the applicable grant agreement or three years following the date of Voluntary Retirement. The Board also has the power to accelerate the time during which a Discretionary Option may be exercised. To the extent provided by the terms of a Discretionary Option, an optionee may satisfy any federal, state or local tax withholding obligations relating to the exercise of such option by (1) a cash payment upon exercise, (2) by authorizing the Company to withhold a portion of the stock otherwise issuable to the optionee, (3) by delivering already-owned stock of the Company or (4) by a combination of these means.

Terms of Non-Discretionary Options Awarded to Non-Employee Directors.    The Board may from time to time adopt award programs under the 1993 Plan providing for the grant of formula or non-discretionary Stock Awards to directors of the Company who are not employees of the Company or any affiliate. The terms and conditions of any such program shall be established by the Board in its sole discretion, subject to the terms and conditions of the 1993 Plan.

Terms of Stock Bonuses and Purchases of Restricted Stock.    Stock bonuses and purchases of restricted stock shall be in such form and contain such terms and conditions as the Board shall deem appropriate. The following is a description of some of the permissible terms of stock bonuses and purchases of restricted stock under the 1993 Plan. Individual stock bonuses or purchases of restricted stock may be more restrictive as to any or all of the permissible terms described below or on different terms and conditions.

The purchase price under each stock purchase agreement shall be determined by the Board and may provide for a nominal purchase price or a purchase price that is less than fair market value of the underlying common stock on the award date. The Board may determine that eligible participants may be awarded stock pursuant to a stock bonus agreement in consideration for past services actually rendered to the Company or for its benefit.

The purchase price of stock acquired pursuant to a stock purchase agreement must be paid in accordance with the same terms as Discretionary Options. See “Terms of Discretionary Options—Exercise, Price, Payment.”

Shares of common stock sold or awarded under the 1993 Plan may, but need not, be subject to a repurchase option in favor of the Company in accordance with a vesting schedule determined by the Board. To the extent provided by the terms of a stock bonus or restricted stock purchase agreement, a participant may satisfy any federal, state or local tax withholding obligations relating to the lapsing of a repurchase option or vesting of a stock bonus or a restricted stock award in the same manner that of Discretionary Options. See “Terms of Discretionary Options—Eligibility.”

Generally, rights under a stock bonus or restricted stock purchase agreement shall not be assignable by any participant under the 1993 Plan.

Adjustment Provisions.    If there is any change in the stock subject to the 1993 Plan or subject to any Stock Award granted under the 1993 Plan (through merger, consolidation, reorganization, recapitalization, stock dividend, dividend in property other than cash, stock split, liquidating dividend, combination of shares, exchange of shares, change in corporate structure or other transaction not involving the receipt of consideration by the Company), the 1993 Plan and outstanding Stock Awards thereunder will be appropriately adjusted as to the class and the maximum number of shares subject to such plan, the maximum number of shares which may be granted to a participant in a calendar year, the class, number of shares and price per share of stock subject to such outstanding Stock Awards.

Change in Control.    For purposes of the 1993 Plan, a Change in Control occurs at the following times: (i) upon the acquisition of beneficial ownership of 50% or more of either the then outstanding shares of common stock or the combined voting power of the Company’s then outstanding voting securities entitled to vote generally in the election of directors; or (ii) at the time individuals making up the Incumbent Board (as defined in the 1993 Plan) cease for any reason to constitute at least a majority of the Board; or (iii) immediately prior to the consummation by the Company of a reorganization, merger, or consolidation with respect to which persons who were the stockholders of the Company immediately prior to such transaction do not, immediately thereafter, own more than 50% of the combined voting power of the reorganized, merged or consolidated company’s voting securities entitled to vote generally in the election of directors, or a liquidation or dissolution of the Company or the sale of all or substantially all of the assets of the Company; or (iv) the occurrence of any other event which the incumbent Board determines is a Change of Control. Upon the occurrence of a Change in Control, to the extent permitted by applicable law, the vesting and exercisability of any outstanding Stock Awards under the 1993 Plan will accelerate. Upon and following such acceleration, at the election of the holder of the Stock Award, the Stock Award may be (a) exercised with respect to stock options or, if the surviving or acquiring corporation agrees to assume the Stock Awards or substitute similar awards, (b) assumed or (c) replaced with substitute Stock Awards. Options not exercised, substituted or assumed prior to or upon the Change in Control shall be terminated.

Duration, Amendment and Termination.    The Board may suspend or terminate the 1993 Plan without stockholder approval or ratification at any time or from time to time. Unless sooner terminated, the 1993 Plan will terminate on March 11, 2003. No amendment, suspension or termination may impair the rights or obligations under any Stock Award except with the consent of the person to whom the Stock Award was granted.

Amended and Restated 1999 Equity Incentive Plan

The Amended and Restated 1999 Equity Incentive Plan (formerly known as the Immunex Corporation 1999 Stock Option Plan) (the “1999 Plan”) was assumed pursuant to the terms of the merger agreement between the Company and Immunex Corporation which was approved by the Company’s stockholders in July 2002. The plan was previously approved by Immunex Corporation’s shareholders. The 1999 Plan consists of two articles— Article I which governs awards granted prior to July 15, 2002 (the “Restatement Date”) and Article II which governs awards granted on or after the Restatement Date. As the terms of options grants made pursuant to the 1999 Plan going forward are governed exclusively by Article II of the plan, the following is a description of the material provisions of Article II of the 1999 Plan. This description is qualified in its entirety by reference to the 1999 Plan itself, which was filed as an exhibit to the Company’s Form S-8 dated July 16, 2002. Except as described below, the material provisions of Article II of the 1999 Plan are substantially similar to those of Article II of the 1993 Plan described above (reference to the 1993 Plan are deemed to be replaced with references to the 1999 Plan, as applicable):

—	The 1999 Plan will terminate on July 15, 2012. No incentive stock options may be granted after February 22, 2009;

—	Subject to adjustments upon certain changes in the common stock, the number of shares authorized for issuance under Article II of the 1999 Plan is 19,267,793;

—	As of February 13, 2003, 14,922,383 shares remain available for future grants under Article II of the 1999 Plan; and

—	Under Article II of the 1999 Plan, no person may receive Stock Awards for more than 649,155 shares of common stock in any calendar year.

Amended and Restated 1997 Special Non-Officer Equity Incentive Plan

The Amended and Restated 1997 Special Non-Officer Equity Incentive Plan (the “1997 Plan”) was adopted by the Company on December 8, 1997. This description is qualified in its entirety by reference to the 1997 Plan itself, which was filed as an exhibit to the Company’s Form 10-Q for the quarter ended September 30, 2002. Except as described below, the material provisions of the 1997 Plan are substantially similar to those of Article II of the 1993 Plan described above (reference to the 1993 Plan are deemed to be replaced with references to the 1997 Plan, as applicable):

—	The 1997 Plan does not have a set termination date;

—	Officers who are appointed by the Board are excluded from the 1997 Plan;

—	The 1997 Plan does not provide for non-discretionary grants to Directors of the Company;

—	Subject to adjustments upon certain changes in the common stock, the number of shares authorized for issuance under the 1997 Plan is 89,000,000;

—	As of February 13, 2003, 13,553,578 shares remain available for future grants under the 1997 Plan; and

—	Under the 1997 Plan, no person may receive Stock Awards for more than 2,000,000 shares of common stock in any calendar year.

The Amgen Limited Sharesave Plan

The Amgen Limited Sharesave Plan (the “Sharesave Plan”) was adopted by the Board of Directors of Amgen Limited, the Company’s indirect wholly-owned UK subsidiary, and approved by the Board of Directors of the Company in October 1998. In general, the Sharesave Plan authorizes Amgen Limited to grant options to certain employees of Amgen Limited to buy shares of the Company’s common stock during three-year offering periods through savings contributions and guaranteed company bonuses. The principal purposes of the Sharesave Plan are to provide the Company’s eligible Amgen Limited employees with benefits comparable to those received by United States employees under the Company’s Amended and Restated Employee Stock Purchase Plan through the granting of options. Under the Sharesave Plan, not more than 400,000 shares of common stock are authorized for issuance upon exercise of options subject to adjustment upon certain changes in the Company’s common stock. The Sharesave Plan is administered by the Board of Directors of Amgen Limited. Options are generally exercisable during the six months following the three year offering period at an exercise price determined by the Board, which cannot be less than 80% of the market value of the Company’s common stock determined in accordance with sections 272 and 273 of the UK Taxation of Chargeable Gains Act of 1992 (the “Act of 1992”) and agreed for the purpose of the Amgen Limited Sharesave Plan with the Shares Valuation Division (the “Division”) of the Inland Revenue for the business day last preceding the date of invitation (the “Exercise Price Determination Process”) at the commencement of the offering. Amounts in the plan are paid to the participants to the extent that options are not exercised.

Amgen Limited 2000 UK Company Employee Share Option Plan

The Amgen Limited 2000 UK Company Employee Share Option Plan (“CSOP”) was adopted by the Board of Directors of Amgen Limited and approved by the Board of Directors of the Company in June 1999. The CSOP was established to provide stock option grants to employees of Amgen Limited in accordance with certain UK tax laws. The terms of the CSOP are, to the extent permitted under UK laws, consistent with the Company’s 1997 Plan, as described above, with the exception of the following variations: (i) options cannot be granted to consultants, (ii) options cannot be transferred, (iii) options outstanding after an employee’s death must be exercised within 12 months of the date of such death and (iv) the change in control provision is eliminated. No termination date has been specified for the CSOP. Although 300,000 shares of common stock are authorized for issuance under the CSOP, no shares have been issued under the CSOP.

Common Stock

The following table sets forth certain information regarding the beneficial ownership of the Company’s common stock as of February 13, 2003, by: (i) each director; (ii) the Company’s Chief Executive Officer and President, and each of its other four most highly compensated executive officers (collectively the “Named Executive Officers”) for the year ended December 31, 2002; and (iii) all directors, Named Executive Officers and executive officers of the Company as a group. To the Company’s knowledge, there were no holders beneficially owning more than 5% of the Company’s common stock as of February 13, 2003.

	Common stock beneficially owned (1)(2)
Beneficial owner	Number of shares	Percent of total
David Baltimore	124,000	*
Frank J. Biondi, Jr.	76,000	*
Jerry D. Choate	140,000	*
Edward V. Fritzky (3)	2,066,055	*
Frederick W. Gluck	85,000	*
Franklin P. Johnson, Jr. (4)	2,554,273	*
Steven Lazarus	306,543	*
Gilbert S. Omenn (5)	304,314	*
Judith C. Pelham	147,200	*
J. Paul Reason	76,050	*
Donald B. Rice	96,000	*
Patricia C. Sueltz	76,000	*
Kevin W. Sharer (6)	756,527	*
Roger M. Perlmutter	211,500	*
George J. Morrow	130,000	*
Dennis M. Fenton (7)	562,555	*
Richard D. Nanula	230,000	*
All directors, Named Executive Officers and executive officers as a group (23 persons) (3)(4)(5)(6)(7)(8)(9)	8,675,303	*

*	Less than 1%

(1)	Information in this table regarding directors, Named Executive Officers and executive officers is based on information provided by them. Unless otherwise indicated in the footnotes and subject to community property laws where applicable, each of the directors, Named Executive Officers and executive officers has sole voting and/or investment power with respect to such shares, except for Mr. Sharer and Drs. Bonanni and Fenton who have shared voting and/or investment power through their respective trusts.

(2)	Includes shares which the individuals shown have the right to acquire on February 13, 2003, or within 60 days thereafter, pursuant to outstanding stock options, as follows: Dr. Baltimore—124,000 shares; Mr. Biondi—76,000 shares; Mr. Choate—140,000 shares; Mr. Fritzky—1,785,800 shares; Mr. Gluck— 80,000 shares; Mr. Johnson—158,000 shares; Mr. Lazarus—158,000 shares; Dr. Omenn—158,000 shares; Ms. Pelham—143,200 shares; Adm. Reason—76,000 shares; Dr. Rice—92,000 shares; Ms. Sueltz—76,000 shares; Mr. Sharer—695,880 shares; Dr. Perlmutter—120,000 shares; Mr. Morrow—120,000 shares; Dr. Fenton—392,002 shares; Mr. Nanula—145,000 shares and all current directors, Named Executive Officers and executive officers as a group—5,134,554 shares. Such shares are deemed to be outstanding in calculating the percentage ownership of such individual (and the group), but are not deemed to be outstanding as to any other person.

(3)	Includes 5,743 shares held in the Company’s Retirement and Savings Plan and 1,056 shares held by Mr. Fritzky’s children.

(4)	Includes 1,324,744 shares held by Asset Management Partners, a venture capital limited partnership, of which Mr. Johnson is the general partner. As the general partner, Mr. Johnson may be deemed to have voting and investment power as to all of these shares, and therefore may be deemed to be a beneficial owner of such shares. Excludes 835,816 shares held by Mr. Johnson’s wife; Mr. Johnson disclaims beneficial ownership of such shares.

(5)	Includes 5,250 shares held by one of Dr. Omenn’s children.

(6)	Includes 48,615 shares held by the Sharer Family Trust.

(7)	Includes 169,553 shares held by the Fenton Family Trust and 1,000 shares held by the Fenton Irrevocable Trust.

(8)	Includes 700 shares held by Dr. Bonanni’s children and 4,739 shares held by the Bonanni Family Trust.

(9)	Excludes 4,852 shares held in the Charitable Remainder Trust of Steven Odre; Mr. Odre disclaims beneficial ownership of such shares.

Contractual Contingent Payment Rights

In 1993, the Company exercised its option to purchase the Class A and Class B limited partnership interests of Amgen Clinical Partners, L.P. (the “Partnership”), a limited partnership previously formed to develop and commercialize products from certain technologies for human pharmaceutical use in the United States. As a result of the Company exercising such option, each then-holder of a limited partnership interest in the Partnership acquired contractual contingent payment rights based on the number of such holder’s interests. The contractual contingent payment rights are not voting securities but entitle the holders thereof to receive quarterly payments, subject to certain adjustments, equal to a stated percentage of the Company’s sales of certain products in specified geographic areas. In 2002, holders earned $129,141 for each whole contractual contingent payment right held. The following table sets forth certain information regarding the ownership of the Company’s contractual contingent payment rights as of February 13, 2003, by: (i) each director; (ii) each of the Named Executive Officers; (iii) all directors, Named Executive Officers and executive officers as a group; and (iv) holders known by the Company to be beneficial owners of more than 5%:

Contractual contingent payment rights beneficially owned (1)
Beneficial owner	Number of rights	Percent of total
Drug Royalty USA, Inc.	46.6	5.5
675 Third Avenue
New York, NY 10017
Bioventure Investments, KFT	64.7	7.7
101 Convention Center Drive, Ste 850
Las Vegas, NV 89109
PaineWebber Development Corp. (2)	88.0	10.5
1285 Avenue of the Americas, 13th Floor
New York, NY 10019
David Baltimore	—	*
Frank J. Biondi, Jr.	—	*
Edward V. Fritzky	—	*
Frederick W. Gluck	—	*
Franklin P. Johnson, Jr. (3)	4.0	*
Steven Lazarus	—	*
Gilbert S. Omenn	0.5	*
Judith C. Pelham	—	*
J. Paul Reason	—	*
Donald B. Rice	—	*
Patricia C. Sueltz	—	*
Kevin W. Sharer	—	*
Roger M. Perlmutter	—	*
George J. Morrow	—	*
Dennis M. Fenton	—	*
Richard D. Nanula	—	*
All directors, Named Executive Officers and executive officers as a group (23 persons) (3)	4.5	*

*	Less than 1%

(1)	Information regarding directors, Named Executive Officers, executive officers and beneficial owners of more than 5% of the Company’s contractual contingent payment rights is based on information provided by them. Unless otherwise indicated in the footnotes and subject to community property laws where applicable, each holder of a contractual contingent payment right(s) has sole investment power with respect to such right(s) beneficially owned.

(2)	PaineWebber Development Corp. disclaims beneficial ownership of such contractual contingent payment rights.

(3)	Includes four rights held by Asset Management Partners, a venture capital limited partnership, of which Mr. Johnson is the general partner. As the general partner, Mr. Johnson may be deemed to have investment power as to all of these rights, and therefore may be deemed to be a beneficial owner of such rights.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As a result of the Sarbanes-Oxley Act of 2002, the Company no longer makes personal loans to executive officers that are prohibited by such Act. Prior to the Sarbanes-Oxley Act, the Company had made personal loans to the executive officers of the Company listed below, generally in connection with their relocation closer to the Company. The annual interest rate on the loans to each officer, except the loan to Mr. Nanula, was 4.0% during the year ended December 31, 2002 and will be 3.0% for the year ending December 31, 2003. These interest rates are established and adjusted annually based on the average introductory rates on adjustable loans offered by California banks and savings and loans. The loan to Mr. Nanula is fixed at 5.0% for the term of the loan.

Name	Date of loan		Original amount of loan ($)	Largest aggregate indebtedness since January 1, 2002 ($)	Aggregate outstanding indebtedness at March 1, 2003 ($)
Fabrizio Bonanni (1)	August 1999		250,000	150,000	100,000
Fabrizio Bonanni	October 1999		250,000	250,000	250,000
Hassan Dayem	July 2002		500,000	500,000	500,000
Brian M. McNamee	May 2001		500,000	500,000	500,000
Joseph P. Miletich	October 2000	(2)	824,918	824,918	824,918
George J. Morrow	March 2001		1,000,000	1,000,000	1,000,000
Richard D. Nanula	June 2001		3,000,000	3,150,000	3,100,000
Roger M. Perlmutter	June 2001		1,000,000	1,000,000	1,000,000
Beth C. Seidenberg	March 2002		1,000,000	1,000,000	1,000,000

(1)	The Company will forgive 20% of the loan principal on each anniversary of Dr. Bonanni’s employment until no amount remains outstanding under the loan; interest payments will be reduced correspondingly. Dr. Bonanni commenced employment with the Company in April 1999.

(2)	In March 2002 in connection with his employment by the Company, the Company entered into a letter agreement with Dr. Miletich that required the Company to make a five-year adjustable rate loan for Dr. Miletich’s anticipated purchase of a new primary residence. The Company funded the loan in accordance with its obligations under the letter agreement in October 2002.

On March 2, 2001, the Company signed a letter agreement with Dr. Joan Kreiss, the spouse of Dr. Perlmutter, Executive Vice President, Research and Development, regarding possible funding of research grants for certain scientific work conducted by Dr. Kreiss. Under the terms of the letter agreement, if Dr. Kreiss relocates to Southern California, the Company will work with Dr. Kreiss and any new university with which she affiliates to try to obtain fellowships or grants to replace those that Dr. Kreiss is unable to transfer, if any. In addition, if replacement fellowships or grants cannot be obtained from other sources, the Company, as part of its general scientific research mission or through its charitable contribution programs, will work with Dr. Kreiss and the new university with which she affiliates to fund any deficits or grants which are attributable to fellowships or grants that she is not able to transfer, up to an amount not to exceed $1,250,000 per year for a period of five years from the date that Dr. Kreiss assumes a new position in Southern California. The Company did not fund any amounts pursuant to this agreement in 2002.

Amy Choate and Charles Lear, daughter and son-in-law, respectively, of Mr. Jerry Choate, a member of the Board of Directors, are employed by the Company as a human resources manager and as a manager of information systems communications, respectively. In 2002, Ms. Choate and Mr. Lear were paid $112,419 and $105,713, respectively, in salary and bonus. In 2002, Ms. Choate and Mr. Lear also participated in the Company’s periodic stock option program.

Item 14.    CONTROLS AND PROCEDURES

The Company maintains “disclosure controls and procedures”, as such term is defined under Exchange Act Rule 13a-14(c), that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, the Company’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and the Company’s management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company has carried out an evaluation, within the 90 days prior to the date of filing of this report, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective in ensuring that material information relating to the Company, is made known to the Chief Executive Officer and Chief Financial Officer by others within the Company during the period in which this report was being prepared.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date the Company completed its evaluation.

PART IV

Item 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)1.    Index to Financial Statements

The following Financial Statements are included herein:

(a)2.    Index to Financial Statement Schedules

The following Schedule is filed as part of this Form 10-K Annual Report:

Page Number
II	Valuation Accounts	F-33

All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated statements or notes thereto.

(a)3.    Exhibits

Exhibit No.	Description
2.1	Amended and Restated Agreement and Plan of Merger, dated as of December 16, 2001, by and among Amgen Inc., AMS Acquisition Inc., and Immunex Corporation. (28)

2.2	First Amendment to Amended and Restated Agreement and Plan of Merger, dated as of July 15, 2002 (30)

3.1	Restated Certificate of Incorporation as amended. (9)

3.2	Amended and Restated Bylaws of Amgen Inc. (as amended and restated July 15, 2002). (35)

3.3	Certificate of Amendment of Restated Certificate of Incorporation. (17)

3.4	Certificate of Designations of Series A Junior Participating Preferred Stock. (20)

4.1	Indenture dated January 1, 1992 between the Company and Citibank N.A., as trustee. (3)

4.2	First Supplement to Indenture, dated February 26, 1997 between the Company and Citibank N.A., as trustee. (6)

4.3	Officer’s Certificate pursuant to Sections 2.1 and 2.3 of the Indenture, as supplemented, establishing a series of securities “8 1/8% Debentures due April 1, 2097.” (8)

4.4	8 1/8% Debentures due April 1, 2097. (8)

4.5	Form of stock certificate for the common stock, par value $.0001 of the Company. (9)

Exhibit No.	Description
4.6

Officer’s Certificate pursuant to Sections 2.1 and 2.3 of the Indenture, dated as of January 1, 1992, as supplemented by the First supplemental Indenture, dated as of February 26, 1997, each between the Company and Citibank, N.A., as Trustee, establishing a series of securities entitled “6.50% Notes Due December 1, 2007”. (11)

4.7	6.50% Notes Due December 1, 2007 described in Exhibit 4.6. (11)

4.8	Corporate Commercial Paper—Master Note between and among Amgen Inc., as Issuer, Cede & Co., as nominee of The Depository Trust Company and Citibank, N.A. as Paying Agent. (12)

4.9	Shareholders’ Rights Agreement dated as of December 16, 2001 by and among Amgen Inc., Wyeth (formerly American Home Products Corporation), MDP Holdings, Inc., and Lederle Parenterals, Inc. (25)

4.10	Indenture, dated as of March 1, 2002, between Amgen Inc. and LaSalle Bank National Association. (27)

4.11	Form of Liquid Yield Option™ Note due 2032. (27)

4.12	Registration Rights Agreement, dated as of March 1, 2002, between Amgen Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated. (27)

10.1†	Company’s Amended and Restated 1991 Equity Incentive Plan, effective July 15, 2002. (36)

10.2†	Company’s Amended and Restated 1997 Equity Incentive Plan, effective July 15, 2002. (36)

10.3	Shareholder’s Agreement of Kirin-Amgen, Inc., dated May 11, 1984, between the Company and Kirin Brewery Company, Limited. (20)

10.4	Amendment Nos. 1, 2, and 3, dated March 19, 1985, July 29, 1985 and December 19, 1985, respectively, to the Shareholder’s Agreement of Kirin-Amgen, Inc., dated May 11, 1984. (17)

10.5	Product License Agreement, dated September 30, 1985, and Technology License Agreement, dated, September 30, 1985 between the Company and Ortho Pharmaceutical Corporation. (17)

10.6	Product License Agreement, dated September 30, 1985, and Technology License Agreement, dated September 30, 1985 between Kirin-Amgen, Inc. and Ortho Pharmaceutical Corporation. (17)

10.7†	Company’s Amended and Restated Employee Stock Purchase Plan. (17)

10.8	Research, Development Technology Disclosure and License Agreement PPO, dated January 20, 1986, by and between the Company and Kirin Brewery Co., Ltd. (1)

10.9

Amendment Nos. 4 and 5, dated October 16, 1986 (effective July 1, 1986) and December 6, 1986 (effective July 1, 1986), respectively, to the Shareholders Agreement of Kirin-Amgen, Inc. dated May 11, 1984. (20)

10.10	Assignment and License Agreement, dated October 16, 1986, between the Company and Kirin-Amgen, Inc. (20)

10.11	G-CSF European License Agreement, dated December 30, 1986, between Kirin-Amgen, Inc. and the Company. (20)

10.12†	Company’s Retirement and Savings Plan (as amended and restated effective October 23, 2000). (20)

10.13†	Company’s Amended and Restated 1988 Stock Option Plan. (5)

10.14†	First Amendment to the Company’s Retirement and Savings Plan (as amended and restated effective October 23, 2000). (20)

10.15	Amendment, dated June 30, 1988, to Research, Development, Technology Disclosure and License Agreement: GM-CSF dated March 31, 1987, between Kirin Brewery Company, Limited and the Company. (2)

Exhibit No.	Description
10.16	ENBREL® Supply Agreement, dated April 12, 2002, between Immunex Corporation and Genentech, Inc. (with certain confidential information deleted therefrom). (31)

10.17

Partnership Purchase Agreement, dated March 12, 1993, between the Company, Amgen Clinical Partners, L.P., Amgen Development Corporation, the Class A limited partners and the Class B limited partner. (4)

10.18†	Amgen Inc. Supplemental Retirement Plan (As Amended and Restated Effective November 1, 1999). (16)

10.19†	First Amendment to Amgen Inc. Change of Control Severance Plan. (17)

10.20†	Amended and Restated Amgen Performance Based Management Incentive Plan. (15)

10.21

Credit Agreement, dated as of May 28, 1998, among Amgen Inc., the Borrowing Subsidiaries named therein, the Banks named therein, Citibank, N.A., as Issuing Bank, and Citicorp USA, Inc., as Administrative Agent. (13)

10.22	G-CSF United States License Agreement dated June 1, 1987 (effective July 1, 1986) between Kirin-Amgen, Inc. and the Company. (20)

10.23	Amendment No. 1 dated October 20, 1988 to Kirin-Amgen, Inc./Amgen G-CSF United States License Agreement dated June 1, 1987 (effective July 1, 1986). (20)

10.24	Amendment No. 2 dated October 17, 1991 (effective November 13, 1990) to Kirin-Amgen, Inc./Amgen G-CSF United States License Agreement dated June 1, 1987 (effective July 1, 1986). (20)

10.25	Amendment No. 10 dated March 1, 1996 to the Shareholders’ Agreement of Kirin-Amgen, Inc. dated May 11, 1984. (20)

10.26†	Amgen Inc. Change of Control Severance Plan effective as of October 20, 1998. (14)

10.27	Preferred Share Rights Agreement, dated as of December 12, 2000, between Amgen Inc. and American Stock Transfer and Trust Company, as Rights Agent. (19)

10.28†	First Amendment, effective January 1, 1998, to the Company’s Amended and Restated Employee Stock Purchase Plan. (10)

10.29	Amendment No. 11 dated March 20, 2000 to the Shareholders’ Agreement of Kirin-Amgen, Inc. dated May 11, 1984. (20)

10.30†	Agreement between Amgen Inc. and Dr. Fabrizio Bonanni, dated March 3, 1999. (16)

10.31	Amendment No. 1 dated June 1, 1987 to Kirin-Amgen, Inc./Amgen G-CSF European License Agreement dated December 30, 1986. (20)

10.32	Amendment No. 2 dated March 15, 1988 to Kirin-Amgen, Inc./Amgen G-CSF European License Agreement dated December 30, 1986. (20)

10.33	Amendment No. 3 dated October 20, 1988 to Kirin-Amgen, Inc./Amgen G-CSF European License Agreement dated December 30, 1986. (20)

10.34	Amendment No. 4 dated December 29, 1989 to Kirin-Amgen, Inc./Amgen G-CSF European License Agreement dated December 30, 1986. (20)

10.35†	Company’s Amended and Restated 1987 Directors’ Stock Option Plan. (7)

10.36†	Amgen Inc. Amended and Restated 1993 Equity Incentive Plan (formerly known as the Immunex Corporation 1993 Stock Option Plan). (32)

10.37†	Amgen Inc. Executive Incentive Plan. (28)

10.38†	Promissory Note of Dr. Fabrizio Bonanni, dated August 7, 1999. (16)

10.39†	Promissory Note of Dr. Fabrizio Bonanni, dated October 29, 1999. (16)

Exhibit No.	Description
10.40†	2002 Special Severance Pay Plan for Amgen Employees. (35)

10.41†	Agreement between Amgen Inc. and Mr. Gordon M. Binder, dated May 10, 2000. (17)

10.42	Amendment No. 6 dated May 11, 1984 to the Shareholders’ Agreement of Kirin-Amgen, Inc. dated May 11, 1984. (20)

10.43	Amendment No. 7 dated July 17, 1987 (effective April 1, 1987) to the Shareholders’ Agreement of Kirin-Amgen, Inc. dated May 11, 1984. (20)

10.44	Amendment No. 8 dated May 28, 1993 (effective November 13, 1990) to the Shareholders’ Agreement of Kirin-Amgen, Inc. dated May 11, 1984. (20)

10.45	Amendment No. 9 dated December 9, 1994 (effective June 14, 1994) to the Shareholders’ Agreement of Kirin-Amgen, Inc. dated May 11, 1984. (20)

10.46†	Agreement between Amgen Inc. and Mr. George J. Morrow, dated March 3, 2001. (21)

10.47†	Promissory Note of Mr. George J. Morrow, dated March 11, 2001. (21)

10.48†	Agreement between Amgen Inc. and Dr. Roger M. Perlmutter, M.D., Ph.D., dated March 5, 2001. (21)

10.49†	Agreement between Amgen Inc. and Mr. Brian McNamee, dated May 5, 2001. (22)

10.50†	Agreement between Amgen Inc. and Mr. Richard Nanula, dated May 15, 2001. (22)

10.51†	Promissory Note of Mr. Richard Nanula, dated June 27, 2001. (22)

10.52†	Promissory Note of Dr. Roger M. Perlmutter, dated June 29, 2001. (22)

10.53†	Second Amendment to the Amgen Retirement and Savings Plan as amended and restated effective October 23, 2000. (23)

10.54†	Second Amendment to the Amgen Inc. Change of Control Severance Plan. (23)

10.55†	First Amendment to the Amgen Supplemental Retirement Plan as amended and restated effective November 1, 1999. (23)

10.56†	Agreement between Amgen Inc. and Dr. George Morstyn, dated July 19, 2001. (23)

10.57†	Promissory Note of Mr. Brian McNamee, dated May 30, 2001. (23)

10.58†	Restricted Stock Purchase Agreement between Amgen Inc. and Mr. Richard Nanula, dated May 16, 2001. (23)

10.59†	Restricted Stock Purchase Agreement between Amgen Inc. and Dr. Roger M. Perlmutter, dated January 8, 2001. (23)

10.60†	Agreement between Amgen Inc. and Dr. Beth C. Seidenberg, dated December 21, 2001. (26)

10.61†	Amendment to Agreement between Amgen Inc. and Dr. Beth C. Seidenberg, dated December 21, 2001. (26)

10.62†	Second Amendment to the Amgen Supplemental Retirement Plan (As Amended and Restated Effective November 1, 1999), effective January 1, 2002. (26)

10.63†	Third Amendment to the Amgen Retirement and Savings Plan (as amended and restated effective October 23, 2000), effective February 1, 2002. (26)

10.64†	Amgen Inc. Executive Nonqualified Retirement Plan, effective January 1, 2001. (26)

10.65†	Nonqualified Deferred Compensation Plan, effective January 1, 2002. (26)

10.66	Shareholder voting agreement dated as of December 16, 2001 by and among Amgen Inc., Wyeth (formerly American Home Products Corporation), MDP Holdings, Inc., and Lederle Parenterals, Inc. (24)

Exhibit No.	Description
10.67†	Agreement between Amgen Inc. and Dr. Joseph Miletich, dated March 22, 2002. (29)

10.68†	Restricted Stock Purchase Agreement between Amgen Inc. and Dr. Joseph Miletich, dated April 1, 2002. (29)

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

10.71†	Amgen Inc. Amended and Restated 1999 Equity Incentive Plan (formerly known as the Immunex Corporation 1999 Stock Option Plan). (32)

10.72†	Amgen Inc. Amended and Restated 1999 Stock Purchase Plan (formerly known as the Immunex Corporation 1999 Stock Purchase Plan). (32)

10.73†	Immunex Corporation Stock Option Plan for Nonemployee Directors, as amended. (32)

10.74†	Amgen Inc. Profit Sharing 401(k) Plan and Trust (formerly know as the Immunex Corporation Profit Sharing 401(k) Plan and Trust). (32)

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

10.78	Asset Purchase Agreement, dated May 2, 2002, by and between Immunex Corporation and Schering Aktiengesellschaft (with certain confidential information deleted therefrom). (35)

10.79	Amendment No. 1 to the Asset Purchase Agreement dated as of June 25, 2002, by and between Immunex Corporation and Schering Aktiengesellschaft. (35)

10.80	Amendment No. 2 to the Asset Purchase Agreement dated as of July 17, 2002, by and between Immunex Corporation and Schering Aktiengesellschaft. (35)

10.81†	Promissory Note of Ms. Beth Seidenberg, dated March 20, 2002. (35)

10.82†*	Agreement between Amgen Inc. and Edward Fritzky, dated July 15, 2002.

10.83†	Restricted Stock Purchase Agreement between Amgen Inc. and Edward Fritzky, dated July 15, 2002. (35)

10.84†	Stock Option Agreement between Amgen Inc. and Edward Fritzky, dated July 15, 2002. (35)

10.85†	Agreement between Amgen Inc. and Dr. Douglas Williams, dated July 15, 2002. (35)

10.86†	Promissory Note of Dr. Hassan Dayem, dated July 10, 2002. (35)

10.87*

Amendment No. 3 to the ENBREL® Supply Agreement among Immunex Corporation, American Home Products Corporation and Boehringer Ingelheim Pharma KG, dated December 18, 2002 (with certain confidential information deleted therefrom).

10.88†	Amgen Limited Sharesave Plan. (37)

10.89†*	Amgen Limited 2000 UK Company Employee Share Option Plan.

Exhibit No.		Description
10.90	†*	Restricted Stock Purchase Agreement between Amgen Inc. and Dr. Beth C. Seidenberg, dated January 14, 2002 and First Amendment thereto dated September 20, 2002.

21*		Subsidiaries of the Company.

23		Consent of Ernst & Young LLP, Independent Auditors. The consent set forth on page 89 is incorporated herein by reference.

24		Power of Attorney. The Power of Attorney set forth on page 86 is incorporated herein by reference.

*	Filed herewith.
†	Management contract or compensatory plan or arrangement.

(1)	Filed as an exhibit to Amendment No. 1 to Form S-1 Registration Statement (Registration No. 33-3069) on March 11, 1986 and incorporated herein by reference.

(2)	Filed as an exhibit to Form 8 amending the Quarterly Report on Form 10-Q for the quarter ended June 30, 1988 on August 25, 1988 and incorporated herein by reference.

(3)	Filed as an exhibit to Form S-3 Registration Statement dated December 19, 1991 and incorporated herein by reference.

(4)	Filed as an exhibit to the Form 8-A dated March 31, 1993 and incorporated herein by reference.

(5)	Filed as an exhibit to the Form 10-Q for the quarter ended September 30, 1996 on November 5, 1996 and incorporated herein by reference.

(6)	Filed as an exhibit to the Form 8-K Current Report dated March 14, 1997 on March 14, 1997 and incorporated herein by reference.

(7)	Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1996 on March 24, 1997 and incorporated herein by reference.

(8)	Filed as an exhibit to the Form 8-K Current Report dated April 8, 1997 on April 8, 1997 and incorporated herein by reference.

(9)	Filed as an exhibit to the Form 10-Q for the quarter ended March 31, 1997 on May 13, 1997 and incorporated herein by reference.

(10)	Filed as an exhibit to the Form 10-Q for the quarter ended June 30, 1997 on August 12, 1997 and incorporated herein by reference.

(11)	Filed as an exhibit to the Form 8-K Current Report dated and filed on December 5, 1997 and incorporated herein by reference.

(12)	Filed as an exhibit to the Form 10-Q for the quarter ended March 31, 1998 on May 13, 1998 and incorporated herein by reference.

(13)	Filed as an exhibit to the Form 10-Q for the quarter ended June 30, 1998 on August 14, 1998 and incorporated herein by reference.

(14)	Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1998 on March 16, 1999 and incorporated herein by reference.

(15)	Filed as an exhibit to the Form 10-Q for the quarter ended June 30, 1999 on August 3, 1999 and incorporated herein by reference.

(16)	Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1999 on March 7, 2000 and incorporated herein by reference.

(17)	Filed as an exhibit to the Form 10-Q for the quarter ended June 30, 2000 on August 1, 2000 and incorporated herein by reference.

(18)	Filed as an exhibit to the Form 10-Q for the quarter ended September 30, 2000 on November 14, 2000 and incorporated herein by reference.

(19)	Filed as an exhibit to the Form 8-K Current Report dated December 13, 2000 on December 18, 2000 and incorporated herein by reference.

(20)	Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2000 on March 7, 2001 and incorporated herein by reference.

(21)	Filed as an exhibit to the Form 10-Q for the quarter ended March 31, 2001 on May 14, 2001 and incorporated herein by reference.

(22)	Filed as an exhibit to the Form 10-Q for the quarter ended June 30, 2001 on July 27, 2001 and incorporated herein by reference.

(23)	Filed as an exhibit to the Form 10-Q for the quarter ended September 30, 2001 on October 26, 2001 and incorporated herein by reference.

(24)	Filed as an exhibit to the Form 8-K Current Report dated December 16, 2001 on December 17, 2001 and incorporated herein by reference.

(25)	Filed as an exhibit to the Form S-4 Registration Statement dated January 31, 2002 and incorporated herein by reference.

(26)	Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2001 on February 26, 2002 and incorporated herein by reference.

(27)	Filed as an exhibit to the Form 8-K Current Report dated February 21, 2002 on March 1, 2002 and incorporated herein by reference.

(28)	Filed as an exhibit to Amendment No. 1 to the Form S-4 Registration Statement dated March 22, 2002 and incorporated herein by reference.

(29)	Filed as an exhibit to the Form 10-Q for the quarter ended March 31, 2002 on April 29, 2002 and incorporated herein by reference.

(30)	Filed as an exhibit to the Post-Effective Amendment No. 1 to the Form S-4 Registration Statement dated July 15, 2002 and incorporated herein by reference.

(31)	Filed as an exhibit to Form 8-K Current Report of Immunex Corporation dated April 12, 2002 on May 7, 2002 and incorporated herein by reference.

(32)	Filed as an exhibit to the Form S-8 dated July 16, 2002 and incorporated herein by reference.

(33)	Filed as an exhibit to the Annual Report on Form 10-K of Immunex Corporation for the year ended December 31, 1998.

(34)	Filed as an exhibit to the Form 10-Q of Immunex Corporation for the quarter ended June 30, 2000.

(35)	Filed as an exhibit to the Form 10-Q for the quarter ended June 30, 2002 on August 13, 2002 and incorporated herein by reference.

(36)	Filed as an exhibit to the Form 10-Q for the quarter ended September 30, 2002 on November 5, 2002 and incorporated herein by reference.

(37)	Filed as an exhibit to the Form S-8 dated March 17, 1999 and incorporated herein by reference.

(b)    Reports on Form 8-K

The Company did not file any Current Reports on Form 8-K during the three months ended December 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMGEN INC. (Registrant)

Date: 3/10/03	By:	/s/ RICHARD D. NANULA
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ KEVIN W. SHARER Kevin W. Sharer	Chairman of the Board, Chief Executive Officer and President, and Director (Principal Executive Officer)	3/10/03

/s/ RICHARD D. NANULA Richard D. Nanula	Executive Vice President, Finance, Strategy and Communications, and Chief Financial Officer	3/10/03

/s/ BARRY D. SCHEHR Barry D. Schehr	Vice President, Financial Operations, and Chief Accounting Officer	3/10/03

/s/ DAVID BALTIMORE David Baltimore	Director	3/10/03

/s/ FRANK J. BIONDI, JR. Frank J. Biondi, Jr.	Director	3/10/03

/s/ JERRY D. CHOATE Jerry D. Choate	Director	3/10/03

/s/ EDWARD V. FRITZKY Edward V. Fritzky	Director	3/10/03

/s/ FREDERICK W. GLUCK Frederick W. Gluck	Director	3/10/03

/s/ FRANKLIN P. JOHNSON, JR. Franklin P. Johnson, Jr.	Director	3/10/03

/s/ STEVEN LAZARUS Steven Lazarus	Director	3/10/03

/s/ GILBERT S. OMENN Gilbert S. Omenn	Director	3/10/03

/s/ JUDITH C. PELHAM Judith C. Pelham	Director	3/10/03

/s/ J. PAUL REASON J. Paul Reason	Director	3/10/03

/s/ DONALD B. RICE Donald B. Rice	Director	3/10/03

/s/ PATRICIA C. SUELTZ Patricia C. Sueltz	Director	3/10/03

CERTIFICATIONS

I, Kevin W. Sharer, Chairman, Chief Executive Officer and President of Amgen Inc., certify that:

1.	I have reviewed this annual report on Form 10-K of Amgen Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: 3/10/03

/s/ KEVIN W. SHARER
Kevin W. Sharer
Chairman, Chief Executive Officer and President

I, Richard D. Nanula, Executive Vice President, Finance, Strategy and Communications, and Chief Financial Officer, certify that:

1.	I have reviewed this annual report on Form 10-K of Amgen Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: 3/10/03

/s/ RICHARD D. NANULA
Richard D. Nanula
Executive Vice President, Finance, Strategy and Communications, and Chief Financial Officer

EXHIBIT 23

CONSENT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 33-5111) pertaining to the 1984 Stock Option Plan, 1981 Incentive Stock Option Plan and Nonqualified Stock Option Plan of Amgen Inc., in the Registration Statement (Form S-8 No. 33-24013) pertaining to the Amended and Restated 1988 Stock Option Plan of Amgen Inc., in the Registration Statement (Form S-8 No. 33-39183) pertaining to the Amended and Restated Employee Stock Purchase Plan, in the Registration Statement (Form S-8 No. 33-39104) pertaining to the Amended and Restated Amgen Retirement and Savings Plan, in the Registration Statements (Form S-3/S-8 No. 33-29791 and Form S-8 No. 33-42501) pertaining to the Amended and Restated 1987 Directors’ Stock Option Plan, in the Registration Statement (Form S-8 No. 33-42072) pertaining to the Amgen Inc. Amended and Restated 1991 Equity Incentive Plan, in the Registration Statement (Form S-8 No. 33-47605) pertaining to the Retirement and Savings Plan for Amgen Puerto Rico, Inc., in the Registration Statement (Form S-8 No. 333-44727) pertaining to the Amgen Inc. 1997 Special Non-Officer Equity Incentive Plan, in the Registration Statement (Form S-3 No. 333-19931) of Amgen Inc., in the Registration Statement (Form S-3 No. 333-40405) of Amgen Inc., in the Registration Statement (Form S-8 No. 333-62735) pertaining to the Amgen Inc. Amended and Restated 1997 Special Non-Officer Equity Incentive Plan, in the Registration Statement (Form S-3 No. 333-53929) pertaining to the Amgen Inc. 1997 Special Non-Officer Equity Incentive Plan, the Amgen Inc. Amended and Restated 1991 Equity Incentive Plan, the Amended and Restated 1988 Stock Option Plan of Amgen Inc. and the Amended and Restated 1987 Directors’ Stock Option Plan, in the Registration Statement (Form S-8 No. 333-74585) pertaining to the Amgen Limited Sharesave Plan, in the Registration Statement (Form S-8 No. 333-81284) pertaining to the Amgen Nonqualified Deferred Compensation Plan, in the Registration Statement (Form S-8 No. 333-56672) pertaining to the Amended and Restated 1997 Special Non-Officer Equity Incentive Plan, in the Registration Statement (Form S-3 No. 333-56664 and Amendment No. 1 thereto) pertaining to the Amgen Inc. 1997 Special Non-Officer Equity Incentive Plan, the Amgen Inc. Amended and Restated 1991 Equity Incentive Plan, the Amended and Restated 1988 Stock Option Plan of Amgen Inc., and the Amended and Restated 1987 Directors’ Stock Option Plan, in the Registration Statement (Form S-8 No. 333-83824) pertaining to the Amgen Inc. Amended and Restated 1997 Special Non-Officer Equity Incentive Plan, in the Registration Statement (Form S-3 No. 333-88834) pertaining to Amgen Inc.’s Liquid Yield Option™ Notes, in the Registration Statement (Form S-3 No. 333-92450 and Amendment No. 1 thereto) pertaining to Amgen Inc.’s Common Stock, and in the Registration Statement (Form S-8 No. 333-92424 and Amendment No. 1 thereto) pertaining to the Amgen Inc. Amended and Restated 1993 Equity Incentive Plan (formerly known as the Immunex Corporation 1993 Stock Option Plan), the Amgen Inc. Amended and Restated 1999 Equity Incentive Plan (formerly known as the Immunex Corporation 1999 Stock Option Plan), the Amgen Inc. Amended and Restated 1999 Employee Stock Purchase Plan (formerly known as the Immunex Corporation 1999 Employee Stock Purchase Plan), the Immunex Corporation Stock Option Plan for Nonemployee Directors, and the Amgen Inc. Profit Sharing 401(k) Plan and Trust (formerly known as the Immunex Corporation Profit Sharing 401(k) Plan and Trust) and in the related Prospectuses of our report dated January 24, 2003, with respect to the consolidated financial statements and financial statement schedule of Amgen Inc. included in this Annual Report (Form 10-K) for the year ended December 31, 2002.

Los Angeles, California

March 10, 2003

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders of Amgen Inc.

We have audited the accompanying consolidated balance sheets of Amgen Inc. as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Amgen Inc. as of December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in accordance with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Los Angeles, California

January 24, 2003

AMGEN INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended December 31, 2002, 2001, and 2000

(In millions, except per share data)

	2002	2001	2000
Revenues:
Product sales	$4,991.2	$3,511.0	$3,202.2
Corporate partner revenues	200.3	252.0	246.2
Royalty income	331.5	252.7	181.0

Total revenues	5,523.0	4,015.7	3,629.4

Operating expenses:
Cost of sales	735.7	443.0	408.4
Research and development	1,116.6	865.0	845.0
Selling, general and administrative	1,462.1	970.7	826.9
Write-off of acquired in-process research and development	2,991.8	—	30.1
Amortization of acquired intangible assets	155.2	—	—
(Earnings) loss of affiliates, net	(12.6)	2.7	23.9
Other items, net	(141.3)	203.1	(48.9)

Total operating expenses	6,307.5	2,484.5	2,085.4

Operating (loss) income	(784.5)	1,531.2	1,544.0
Other income (expense):
Interest and other income, net	144.2	168.7	146.2
Interest expense, net	(44.2)	(13.6)	(15.9)

Total other income	100.0	155.1	130.3

(Loss) income before income taxes	(684.5)	1,686.3	1,674.3
Provision for income taxes	707.4	566.6	535.8

Net (loss) income	$(1,391.9)	$1,119.7	$1,138.5

(Loss) earnings per share:
Basic	$(1.21)	$1.07	$1.11
Diluted	$(1.21)	$1.03	$1.05
Shares used in calculation of (loss) earnings per share:
Basic	1,153.5	1,045.5	1,029.6
Diluted	1,153.5	1,084.4	1,084.7

See accompanying notes.

AMGEN INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2002 and 2001

(In millions, except per share data)

	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$1,851.7	$689.1
Marketable securities	2,812.2	1,973.1
Trade receivables, net of allowance for doubtful accounts of $22.9 in 2002 and $21.4 in 2001	752.4	497.2
Inventories	544.9	355.6
Other current assets	442.3	343.6

Total current assets	6,403.5	3,858.6
Property, plant, and equipment at cost, net	2,813.5	1,946.1
Intangible assets, net	4,801.9	34.1
Goodwill	9,871.1	97.2
Other assets	566.3	507.1

	$24,456.3	$6,443.1

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$254.6	$136.7
Accrued liabilities	1,151.7	766.3
Current portion of debt	122.9	99.9

Total current liabilities	1,529.2	1,002.9
Deferred tax liabilities	1,593.4	—
Long-term debt	3,047.7	223.0

Stockholders’ equity:
Preferred stock; $0.0001 par value; 5.0 shares authorized; none issued or outstanding	—	—
Common stock and additional paid-in capital; $0.0001 par value; 2,750.0 shares authorized; outstanding—1,289.1 shares in 2002 and 1,045.8 shares in 2001	19,344.3	3,474.1
(Accumulated deficit)/retained earnings	(1,125.5)	1,686.8
Accumulated other comprehensive income	67.2	56.3

Total stockholders’ equity	18,286.0	5,217.2

	$24,456.3	$6,443.1

See accompanying notes.

AMGEN INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended December 31, 2002, 2001, and 2000

(In millions)

	Number of shares	Common stock and additional paid-in capital	(Accumulated deficit)/ retained earnings	Accumulated other comprehensive income (loss)	Total
Balance at December 31, 1999	1,017.9	$2,072.3	$966.0	$(14.8)	$3,023.5
Comprehensive income:
Net income	—	—	1,138.5	—	1,138.5
Other comprehensive income, net of tax:
Unrealized gains on securities, net of reclassification adjustments	—	—	—	99.0	99.0
Foreign currency translation adjustments	—	—	—	(21.6)	(21.6)

Total other comprehensive income	—	—	—	—	77.4

Comprehensive income	—	—	—	—	1,215.9
Issuance of common stock upon the exercise of employee stock options and in connection with an employee stock purchase plan	29.1	333.7	—	—	333.7
Tax benefits related to employee stock options	—	376.6	—	—	376.6
Issuance of common stock for the acquisition of Kinetix Pharmaceuticals, Inc	2.6	164.7	—	—	164.7
Repurchases of common stock	(12.2)	—	(799.9)	—	(799.9)

Balance at December 31, 2000	1,037.4	2,947.3	1,304.6	62.6	4,314.5
Comprehensive income:
Net income	—	—	1,119.7	—	1,119.7
Other comprehensive loss, net of tax:
Unrealized losses on securities, net of reclassification adjustments	—	—	—	(6.7)	(6.7)
Foreign currency translation adjustments	—	—	—	0.4	0.4

Total other comprehensive loss	—	—	—	—	(6.3)

Comprehensive income	—	—	—	—	1,113.4
Issuance of common stock upon the exercise of employee stock options and in connection with an employee stock purchase plan	21.1	282.3	—	—	282.3
Tax benefits related to employee stock options	—	244.5	—	—	244.5
Repurchases of common stock	(12.7)	—	(737.5)	—	(737.5)

Balance at December 31, 2001	1,045.8	3,474.1	1,686.8	56.3	5,217.2
Comprehensive loss:
Net loss	—	—	(1,391.9)	—	(1,391.9)
Other comprehensive income, net of tax:
Unrealized losses on securities, net of reclassification adjustments	—	—	—	(17.3)	(17.3)
Foreign currency translation adjustments	—	—	—	28.2	28.2

Total other comprehensive income	—	—	—	—	10.9

Comprehensive loss	—	—	—	—	(1,381.0)
Issuance of common stock for the acquisition of Immunex Corporation	244.6	14,313.0	—	—	14,313.0
Fair value of options assumed from Immunex	—	870.2	—	—	870.2
Issuance of common stock upon the exercise of employee stock options and in connection with an employee stock purchase plan	26.7	435.4	—	—	435.4
Tax benefits related to employee stock options	—	251.6	—	—	251.6
Repurchases of common stock	(28.0)	—	(1,420.4)	—	(1,420.4)

Balance at December 31, 2002	1,289.1	$19,344.3	$(1,125.5)	$67.2	$18,286.0

See accompanying notes.

AMGEN INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2002, 2001, and 2000

(In millions)

	2002	2001	2000
Cash flows from operating activities:
Net (loss) income	$(1,391.9)	$1,119.7	$1,138.5
Write-off of acquired in-process research and development	2,991.8	—	30.1
Depreciation and amortization	447.3	265.9	211.8
Tax benefits related to employee stock options	251.6	244.5	376.6
Deferred income taxes	174.7	(148.3)	6.6
Other non-cash expenses	24.9	97.8	(8.3)
Cash provided by (used in) changes in operating assets and liabilities, net of acquisitions:
Trade receivables, net	(121.9)	(123.0)	23.0
Inventories	(101.7)	(85.5)	(120.9)
Other current assets	(5.2)	(31.5)	(51.4)
Accounts payable	11.0	(6.5)	59.8
Accrued liabilities	(31.8)	147.1	(31.2)

Net cash provided by operating activities	2,248.8	1,480.2	1,634.6

Cash flows from investing activities:
Cash paid for Immunex, net of cash acquired	(1,899.0)	—	—
Proceeds from the sale of the Leukine® business	389.9	—	—
Purchases of property, plant, and equipment	(658.5)	(441.8)	(437.7)
Purchase of certain rights from Roche	(137.5)	—	—
Proceeds from maturities of marketable securities	778.2	490.3	—
Proceeds from sales of marketable securities	1,621.5	301.7	1,067.8
Purchases of marketable securities	(2,952.8)	(918.2)	(1,638.7)
Other	(5.6)	28.4	(27.7)

Net cash used in investing activities	(2,863.8)	(539.6)	(1,036.3)

Cash flows from financing activities:
Issuance of zero-coupon convertible notes, net of issuance costs	2,764.7	—	—
Net proceeds from issuance of common stock upon the exercise of employee stock options and in connection with an employee stock purchase plan	427.8	277.7	333.7
Repurchases of common stock	(1,420.4)	(737.5)	(799.9)
Other	5.5	(18.2)	(36.5)

Net cash provided by (used in) financing activities	1,777.6	(478.0)	(502.7)

Increase in cash and cash equivalents	1,162.6	462.6	95.6
Cash and cash equivalents at beginning of period	689.1	226.5	130.9

Cash and cash equivalents at end of period	$1,851.7	$689.1	$226.5

See accompanying notes.

AMGEN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002

1.    Summary of significant accounting policies

Business

Amgen Inc. (“Amgen” or the “Company”) is a global biotechnology company that discovers, develops, manufactures, and markets human therapeutics based on advances in cellular and molecular biology.

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries as well as affiliated companies in which the Company has a controlling financial interest and exercises control over their operations (“majority controlled affiliates”). All material intercompany transactions and balances have been eliminated in consolidation. Investments in affiliated companies which are 50% or less owned and where the Company exercises significant influence over operations are accounted for using the equity method. All other equity investments are accounted for under the cost method. The caption “(Earnings) loss of affiliates, net” includes Amgen’s equity in the operating results of affiliated companies and the minority interest others hold in the operating results of Amgen’s majority controlled affiliates. On July 15, 2002, the Company completed its acquisition of Immunex Corporation (“Immunex”) (see Note 3, “Immunex acquisition”). In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”, Amgen has included in its results of operations for the year ended December 31, 2002, the results of operations of Immunex from July 16, 2002.

Cash and cash equivalents

The Company considers cash equivalents to be only those investments which are highly liquid, readily convertible to cash, and which mature within three months from date of purchase.

Available-for-sale securities

The Company considers its investment portfolio and marketable equity investments available-for-sale as defined in SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Accordingly, these investments are recorded at fair value (see Note 10, “Fair values of financial instruments”). For the years ended December 31, 2002, 2001, and 2000, realized gains totaled $18.5 million, $13.3 million, and $32.4 million, respectively, and realized losses totaled $14.4 million, $21.7 million, and $2.5 million, respectively. The cost of securities sold is based on the specific identification method. The fair values of available-for-sale investments by type of security, contractual maturity, and classification in the balance sheets are as follows (in millions):

December 31, 2002	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Type of security:
Corporate debt securities	$1,708.7	$77.3	$(0.2)	$1,785.8
U.S. Treasury securities and obligations of U.S. government agencies	924.8	17.7	—	942.5
Other interest bearing securities	1,806.8	1.0	(1.4)	1,806.4

Total debt securities	4,440.3	96.0	(1.6)	4,534.7
Equity securities	68.9	60.6	(2.7)	126.8

	$4,509.2	$156.6	$(4.3)	$4,661.5

AMGEN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2001	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Type of security:
Corporate debt securities	$1,207.7	$50.8	$(1.4)	$1,257.1
U.S. Treasury securities and obligations of U.S. government agencies	601.3	12.1	(0.2)	613.2
Other interest bearing securities	697.6	1.1	(1.0)	697.7

Total debt securities	2,506.6	64.0	(2.6)	2,568.0
Equity securities	58.3	117.9	(0.3)	175.9

	$2,564.9	$181.9	$(2.9)	$2,743.9

	December 31,
	2002	2001
Contractual maturity:
Maturing in one year or less	$2,180.8	$1,480.1
Maturing after one year through three years	2,133.6	785.2
Maturing after three years	220.3	302.7

Total debt securities	4,534.7	2,568.0
Equity securities	126.8	175.9

	$4,661.5	$2,743.9

	December 31,
	2002	2001
Classification in balance sheets:
Cash and cash equivalents	$1,851.7	$689.1
Marketable securities	2,812.2	1,973.1
Other assets—noncurrent	166.8	215.9

	4,830.7	2,878.1
Less cash	(169.2)	(134.2)

	$4,661.5	$2,743.9

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

AMGEN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Inventories

Inventories are stated at the lower of cost or market. Cost is determined in a manner which approximates the first-in, first-out (FIFO) method. Inventories consist of raw materials, work in process, and finished goods for currently marketed products. Inventories are shown net of applicable reserves and allowances. Inventories consisted of the following (in millions):

	December 31,
	2002	2001
Raw materials	$76.9	$21.9
Work in process	360.0	266.7
Finished goods	108.0	67.0

	$544.9	$355.6

In the fourth quarter of 2001, the Company recorded a charge of $39.5 million, included in cost of sales, to write-off certain inventory deemed not recoverable.

Depreciation

Depreciation of buildings and equipment is provided over their estimated useful lives on a straight-line basis. Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or lease terms. Useful lives by asset category are as follows:

Asset Category	Years
Buildings and improvements	10-40
Manufacturing equipment	5-12
Laboratory equipment	5-12
Furniture and office equipment	3-12

Property, plant, and equipment

Property, plant, and equipment consisted of the following (in millions):

	December 31,
	2002	2001
Land	$200.4	$125.5
Buildings and improvements	1,443.2	1,129.3
Manufacturing equipment	545.4	356.5
Laboratory equipment	477.3	394.3
Furniture and office equipment	1,102.2	894.8
Construction in progress	471.9	209.5

	4,240.4	3,109.9
Less accumulated depreciation and amortization	(1,426.9)	(1,163.8)

	$2,813.5	$1,946.1

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

AMGEN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Intangible assets and goodwill

Intangible assets are recorded at cost, less accumulated amortization. Amortization of intangible assets is provided over their estimated useful lives ranging from 7 to 15 years on a straight-line basis. Goodwill is recorded net of accumulated amortization through December 31, 2001. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, effective January 1, 2002, goodwill is no longer amortized, but is subject to periodic impairment tests. As of December 31, 2002, intangible asset and goodwill balances, net of accumulated amortization were as follows (amounts in millions):

Intangible assets subject to amortization	Weighted average amortization period	Historical cost	Accumulated amortization	Net
Acquired product technology rights:
Developed product technology	14.5 years	$3,264.5	$108.2	$3,156.3
Core technology	15 years	1,348.3	41.2	1,307.1
Tradename	15 years	190.4	5.8	184.6

		4,803.2	155.2	4,648.0
Other intangible assets	15 years	164.5	10.6	153.9

Total		$4,967.7	$165.8	$4,801.9

Intangible assets not subject to amortization
Goodwill		$9,878.5	$7.4	$9,871.1

Acquired product technology rights relate to the identifiable intangible assets acquired in connection with the Immunex acquisition. Amortization of acquired product technology rights is included in “Amortization of acquired intangible assets” in the accompanying consolidated statements of operations. Other intangible assets primarily consist of rights related to the commercialization of certain products (see Note 12, “Acquisition of certain rights from Roche”). Amortization of other intangible assets is principally included in “Selling, general and administrative” expense in the accompanying consolidated statements of operations.

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

AMGEN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Sales of the Company’s other products are recognized when shipped and title has passed. Product sales are recorded net of reserves for estimated discounts, incentives, and rebates.

Corporate partner revenues

Corporate partner revenues are primarily comprised of amounts earned from Kirin-Amgen, Inc. (“Kirin-Amgen”) for certain research and development (“R&D”) activities and are generally earned as the R&D activities are performed and the amounts become due (see Note 2, “Related party transactions”). In addition, corporate partner revenues include license fees and milestone payments associated with collaborations with third parties. Revenue from non-refundable, upfront license fees where the Company has continuing involvement is recognized ratably over the development or agreement period. Revenue associated with performance milestones is recognized based upon the achievement of the milestones, as defined in the respective agreements. The Company’s collaboration agreements with third parties are performed on a “best efforts” basis with no guarantee of either technological or commercial success.

Royalty income

Royalties from licensees are based on third-party sales of licensed products and are recorded in accordance with contract terms when third-party results are reliably measurable and collectibility is reasonably assured. Royalty estimates are made in advance of amounts collected using historical and forecasted trends. Pursuant to the license agreement with Johnson & Johnson, noted above, the Company earns a 10% royalty on sales of Epoetin alfa by Johnson & Johnson in the United States.

Advertising costs

Advertising costs are expensed as incurred. For the years ended December 31, 2002, 2001, and 2000, advertising costs were $49.4 million, $26.1 million, and $16.4 million, respectively.

Research and development costs

Research and development expenses are comprised of the following types of costs incurred in performing R&D activities: salaries and benefits, allocated overhead and occupancy costs, clinical trial and related clinical manufacturing costs, contract services, and other outside costs. Research and development expenses also include such costs related to activities performed on behalf of corporate partners. Research and development costs are expensed as incurred.

Acquired in-process research and development

Costs to acquire in-process research and development (“IPR&D”) projects and technologies which have no alternative future use and which have not reached technological feasibility at the date of acquisition are expensed as incurred (see Note 3, “Immunex acquisition”). Acquired IPR&D is considered as part of total R&D expense.

Derivative instruments

The Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended, on January 1, 2001 and its adoption has not had a material effect on the Company’s financial statements. SFAS No. 133 requires companies to recognize all of its derivative instruments as either assets or liabilities in the balance sheet at fair value. The accounting for changes in the fair value (i.e., unrealized gains or

AMGEN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. Derivatives that are not hedges must be adjusted to fair value through current earnings. Prior to the adoption of SFAS No. 133, all of the Company’s foreign exchange forward contracts were adjusted to fair value through current earnings.

Periodically, the Company enters into foreign currency forward contracts to protect against possible changes in values of certain anticipated foreign currency cash flows, primarily resulting from sales outside the United States. These contracts are designated as cash flow hedges and accordingly, the gains and losses on these forward contracts are reported as a component of other comprehensive income and reclassified into interest and other income, net in the same periods during which the hedged transactions affect earnings. No portions of these foreign currency forward contracts are excluded from the assessment of hedge effectiveness, and there are no ineffective portions of these hedging instruments. At December 31, 2002 and 2001, amounts in accumulated other comprehensive income related to cash flow hedges were not material. The Company also enters into foreign currency forward contracts to reduce exposures to foreign currency fluctuations of certain assets and liabilities denominated in foreign currencies. These forward contracts have not been designated as hedges under SFAS No. 133 and accordingly gains and losses on these foreign currency forward contracts are recognized in interest and other income, net in the current period. During the years ended December 31, 2002 and 2001, gains and losses on these foreign currency forward contracts were not material.

To protect against possible reductions in value of certain of its available-for-sale marketable equity securities and certain available-for-sale fixed income investments, the Company has entered into equity forward contracts and interest rate swap agreements which qualify and are designated as fair value hedges. The gains and losses on the equity forward contracts as well as the offsetting losses and gains on the hedged equity securities are recognized in interest and other income, net in the current period. During the years ended December 31, 2002 and 2001, gains and losses on the portions of these forwards excluded from the assessment of hedge effectiveness and the ineffective portions of these hedging instruments were not material. The terms of the interest rate swap agreements correspond to the related hedged investments. As a result, there is no hedge ineffectiveness. During the years ended December 31, 2002 and 2001, gains and losses on these interest rate swap agreements were fully offset by the losses and gains on the hedged investments.

Interest

Interest costs are expensed as incurred, except to the extent such interest is related to construction in progress, in which case interest is capitalized. Interest costs capitalized for the years ended December 31, 2002, 2001, and 2000, were $8.1 million, $12.7 million, and $12.3 million, respectively. Interest paid during the years ended December 31, 2002, 2001, and 2000, totaled $24.2 million, $26.6 million, and $28.3 million, respectively.

Earnings per share

Basic earnings per share is based upon the weighted-average number of common shares outstanding. Diluted earnings per share is based upon the weighted-average number of common shares and dilutive potential common shares outstanding. Potential common shares are: 1) outstanding options under the Company’s employee stock option plans including stock option plans assumed from Immunex, 2) potential issuances of stock under the employee stock purchase plans including the employee stock purchase plan assumed from Immunex, 3) restricted stock (collectively “Dilutive Securities” which are included under the treasury stock method when dilutive), and 4) common shares to be issued under the assumed conversion of outstanding 30-year, zero-coupon senior convertible notes which are included under the if-converted method when dilutive (see Note 8, “Debt”). Diluted earnings per share for the year ended December 31, 2002 excludes the potential common shares outstanding, as their impact is anti-dilutive.

AMGEN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the computation for basic and diluted (loss) earnings per share (in millions, except per share information):

	Years ended December 31,
	2002	2001	2000
(Loss) income (Numerator):
Net (loss) income for basic and diluted EPS	$(1,391.9)	$1,119.7	$1,138.5

Shares (Denominator):
Weighted-average shares for basic EPS	1,153.5	1,045.5	1,029.6
Effect of Dilutive Securities	—	38.9	55.1

Adjusted weighted-average shares for diluted EPS	1,153.5	1,084.4	1,084.7

Basic (loss) earnings per share	$(1.21)	$1.07	$1.11

Diluted (loss) earnings per share	$(1.21)	$1.03	$1.05

In 2002, options to purchase 103.0 million shares were outstanding. The weighted average impact of these options was excluded from the computation of diluted earnings per share in 2002 because their effect was anti-dilutive as a result of the net loss. Options to purchase 17.3 million and 10.6 million shares with exercise prices greater than the annual average market prices of common stock were outstanding at December 31, 2001, and 2000, respectively. The weighted average impact of these options was excluded from the respective computations of diluted earnings per share for 2001 and 2000 because their effect was anti-dilutive.

Employee stock option and stock purchase plans

The Company accounts for its employee stock option and stock purchase plans under the recognition and measurement principles of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Under APB No. 25, no stock-based compensation is reflected in net income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant and the related number of shares granted is fixed at that point in time. The following table illustrates the effect on net (loss) income and (loss) earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (see Note 7, “Employee stock option, stock purchase, and defined contribution plans”):

	Years ended December 31,
	2002	2001	2000
Net (loss) income	$(1,391.9)	$1,119.7	$1,138.5
Stock based compensation, net of tax	189.8	189.1	103.1

Pro forma net (loss) income	$(1,581.7)	$930.6	$1,035.4

(Loss) earnings per share:
Basic	$(1.21)	$1.07	$1.11
Basic—pro forma	$(1.37)	$0.89	$1.01

Diluted	$(1.21)	$1.03	$1.05
Diluted—pro forma	$(1.37)	$0.86	$0.95

AMGEN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates.

Recent accounting pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Asset Retirement Obligations” effective for fiscal years beginning after June 15, 2002. Under the new rules, the cost to retire assets or remediate property or certain leased assets is capitalized and recognized as an operating expense over the life of the asset. The Company will apply the new rules on accounting for asset retirement obligations in the first quarter of 2003. The impact of adoption of the new standard is not expected to have a material impact on the results of operations or the financial position of the Company.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” effective for fiscal years beginning after December 15, 2001. The impact of adopting this standard has not had a material impact on the results of operations or the financial position of the Company.

Reclassification

Certain prior year amounts have been reclassified to conform to the current year presentation.

2.    Related party transactions

The Company owns a 50% interest in Kirin-Amgen, a corporation formed in 1984 with Kirin Brewery Company, Limited (“Kirin”) for the development and commercialization of certain products based on advanced biotechnology. Kirin-Amgen has given exclusive licenses to Amgen to manufacture and market certain products including erythropoietin, granulocyte colony-stimulating factor (“G-CSF”), darbepoetin alfa, and pegfilgrastim in certain geographic areas of the world. The Company currently markets certain of these products under the brand names EPOGEN® (erythropoietin), NEUPOGEN® (G-CSF), Aranesp® (darbepoetin alfa), and Neulasta™ (pegfilgrastim). Kirin-Amgen’s revenues primarily consist of royalty income related to its licensed technology rights. Kirin-Amgen receives royalty income from Amgen, as well as Kirin, Johnson & Johnson, F. Hoffmann-La Roche Ltd (“Roche”), and others under separate product license agreements for certain geographic areas outside of the United States. During the years ended December 31, 2002, 2001, and 2000, Kirin-Amgen earned royalties from Amgen of $168.2 million, $147.1 million, and $140.8 million, respectively, which are included in “Cost of sales” in the accompanying consolidated statements of operations.

Kirin-Amgen’s expenses primarily consist of costs related to research and development activities conducted on its behalf by Amgen and Kirin. Kirin-Amgen pays Amgen and Kirin for such services at negotiated rates. During the years ended December 31, 2002, 2001, and 2000, Amgen earned revenues from Kirin-Amgen of $174.6 million, $210.1 million, and $221.0 million, respectively, for certain research and development activities performed on Kirin-Amgen’s behalf, which are included in “Corporate partner revenues” in the accompanying consolidated statements of operations.

At December 31, 2002, Amgen’s share of Kirin-Amgen’s undistributed retained earnings was approximately $96.5 million.

AMGEN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.    Immunex acquisition

On July 15, 2002, the Company acquired all of the outstanding common stock of Immunex in a transaction accounted for as a business combination. Immunex was a leading biotechnology company dedicated to developing immune system science to protect human health. The Immunex acquisition is expected to further advance Amgen’s role as a global biotechnology leader with the benefits of accelerated growth and increased size, product base, product pipeline, and employees. The acquisition is also intended to enhance Amgen’s strategic position within the biotechnology industry by strengthening and diversifying its (1) product base and product pipeline in key therapeutic areas, and (2) discovery research capabilities in proteins and antibodies. The results of Immunex’s operations have been included in the consolidated financial statements commencing July 16, 2002.

Each share of Immunex common stock outstanding at July 15, 2002 was converted into 0.44 of a share of Amgen common stock and $4.50 in cash. As a result, Amgen issued approximately 244.6 million shares of common stock and paid approximately $2.5 billion in cash to former Immunex shareholders. Amgen also paid Wyeth $25 million at the closing of the merger for the termination of certain Immunex product rights in favor of Wyeth, as specified in the agreement regarding governance and commercial matters. In addition, each employee stock option to purchase Immunex common stock outstanding at July 15, 2002 was assumed by Amgen and converted into an option to purchase Amgen common stock based on the terms specified in the merger agreement. As a result, approximately 22.4 million options to purchase Amgen common stock were assumed, on a converted basis. The acquisition was structured to qualify as a tax-free reorganization within the meaning of Section 368(a) of the Internal Revenue Code.

The purchase price of the acquisition was (in millions):

Fair value of Amgen shares issued	$14,313.0
Cash consideration (including payment to Wyeth)	2,526.2
Fair value of Amgen options issued	870.2
Transaction costs	62.4

Total	$17,771.8

The value of the Amgen shares used in determining the purchase price was $58.525 per share based on the average of the closing prices of Amgen common stock for a range of four trading days, two days prior to and two days subsequent to the announcement of the merger on December 16, 2001. The fair values of stock options issued were also determined based on the $58.525 stock price using the Black-Scholes option valuation model assuming an expected weighted average life of 1.5 years, weighted average risk-free rate of 2.1%, volatility of 50%, and no expected dividends.

Purchase price allocation

The purchase price was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The excess of the purchase price over the fair values of assets and liabilities acquired amounted to $9,773.9 million and was allocated to goodwill. The Company expects that substantially all of the amount allocated to goodwill will not be deductible for tax purposes.

AMGEN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date (in millions):

Current assets, principally cash and marketable securities	$1,624.6
Deferred tax assets	200.2
Property, plant, and equipment	572.4
In-process research and development	2,991.8
Identifiable intangible assets, principally developed product technology and core technology	4,803.2
Goodwill	9,773.9
Other assets	26.2
Current liabilities	(625.0)
Deferred tax liabilities	(1,595.5)

Net assets	$17,771.8

The allocation of the purchase price was based, in part, on a third-party valuation of the fair values of in-process research and development, identifiable intangible assets, and certain property, plant, and equipment. The purchase price allocation will remain preliminary until Amgen completes its evaluation of the various restructuring plans undertaken following the consummation of the merger, as discussed below. The final determination of the purchase price allocation is expected to be completed as soon as practicable after the consummation of the acquisition.

In the fourth quarter of 2002, goodwill increased by $53.9 million principally due to the impact of adjusting amounts previously accrued under the Company’s various restructuring plans (see “—Restructuring plans” below) and obtaining final third-party valuations of identifiable intangible assets.

In-process research and development

Approximately $2,991.8 million of the purchase price represents the estimated fair value of projects that, as of the acquisition date, had not reached technological feasibility and had no alternative future use. Accordingly, this amount was immediately expensed in the consolidated statement of operations in the third quarter of 2002. The estimated fair values assigned to IPR&D is comprised of the following projects by therapeutic area (in millions):

Value of IPR&D acquired
Inflammation	$2,160.1
Oncology	726.3
Other	105.4

Total	$2,991.8

AMGEN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The estimated fair value of these projects was determined based on the use of a discounted cash flow model. For each project, the estimated after-tax cash flows were probability weighted to take into account the stage of completion and the risks surrounding the successful development and commercialization. These cash flows were then discounted to a present value using discount rates ranging from 12% to 14%. In addition, solely for the purposes of estimating the fair values of these IPR&D projects as of July 15, 2002, the following assumptions were made:

—	Future R&D costs of $500 million to $600 million (unaudited) per therapeutic area would be incurred to complete the inflammation and the oncology research projects, and future costs of $200 million to $250 million (unaudited) would be incurred to complete all other research projects. These estimates are net of any R&D costs that will be shared under collaborations with corporate partners.

—	The research projects, which were in various stages of development from pre-clinical through phase 3 clinical trials, are expected to reach completion at various dates ranging from 2003 through 2009.

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

Identifiable intangible assets

Acquired identifiable intangible assets primarily relate to ENBREL® and include product rights for approved indications of currently marketed products and core technology. The amounts assigned to each intangible asset class as of the acquisition date and the weighted-average amortization periods are as follows (amounts in millions):

	Value of intangibles acquired	Weighted average amortization period
Developed product technology	$3,264.5	14.5 years
Core technology	1,348.3	15 years
Tradename	190.4	15 years

Total	$4,803.2

Leukine® and Novantrone®

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

In December 2002, the Company licensed the commercialization rights for Novantrone® in the United States to Serono S.A. in exchange for royalties based on future product sales.

AMGEN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pro forma results of operations

The following unaudited pro forma information presents a summary of the Company’s consolidated results of operations as if the Immunex acquisition had taken place at the beginning of each period presented (in millions, except per share information):

	Year ended December 31,
	2002	2001
Product sales	$5,538.5	$4,470.6
Total revenues	6,078.2	5,002.5
Net income	1,486.9	953.1
Pro forma earnings per share:
Basic	$1.16	$0.74
Diluted	$1.12	$0.71

The pro forma net income and earnings per share for each period exclude the acquired IPR&D charge noted above. The pro forma information is not necessarily indicative of results that would have occurred had the acquisition been in effect for the periods presented or indicative of results that may be achieved in the future.

The impact of the Leukine® sale noted above is reflected in the Company’s purchase price allocation as of July 15, 2002. However, for antitrust reasons, information regarding the results of operations attributable to Leukine® is not reviewable by Amgen, and therefore, has not been excluded from the pro forma results of operations presented above. Leukine® sales from January 1, 2002 through July 15, 2002 were approximately $60 million, and in 2001 were $108.4 million.

Restructuring plans

In connection with the Immunex acquisition, the Company initiated an integration plan to consolidate and restructure certain functions and operations of the pre-acquisition Immunex primarily consisting of the termination and relocation of certain Immunex personnel, termination of certain duplicative and non-strategic Immunex R&D programs, and consolidation of certain Immunex leased facilities. These costs have been recognized as liabilities assumed in the purchase business combination in accordance with EITF Issue No. 95-3 “Recognition of Liabilities in Connection with Purchase Business Combinations” and reflected as an increase to goodwill. The following table summarizes the liabilities established as a result of the acquisition and payments made through December 31, 2002 (in millions):

	Restructuring liability	Payments	Balance at 12/31/02
Employee related benefits	$65.1	$(41.0)	$24.1
Facility consolidation	31.2	(0.4)	30.8

Total	$96.3	$(41.4)	$54.9

AMGEN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.    Other items, net

Other items, net in the accompanying consolidated statements of operations consists of the following expense/(income) items (in millions):

	Years ended December 31,
	2002	2001	2000
Termination of collaboration agreements	$(40.1)	$203.1	$—
Legal award, net	(151.2)	—	(73.9)
Amgen Foundation contribution	50.0	—	25.0

	$(141.3)	$203.1	$(48.9)

Termination of collaboration agreements

In the fourth quarter of 2001, the Company recorded a charge of $203.1 million primarily related to the costs of terminating collaboration agreements with various third parties, including PRAECIS PHARMACEUTICALS INCORPORATED (“Praecis”) and certain academic institutions. These agreements were terminated primarily because the related collaboration activities and/or the underlying technology no longer met the Company’s long-term research and development objectives. These costs include $102.4 million primarily with respect to amounts previously capitalized related to these agreements, and $100.7 million with respect to amounts to be paid to third parties in connection with the termination of these relationships. The amounts previously capitalized were comprised of the following: inventory associated with a product candidate that we expected to commercialize—approximately $40 million, receivable from a collaboration partner—approximately $20 million, and equity investments, fixed assets and other assets—approximately $42 million.

During the year ended December 31, 2002, the Company recorded a benefit of $40.1 million related to the finalization of the termination of certain of these collaboration agreements which resulted in the recovery of certain expenses accrued in the fourth quarter of 2001. The benefit principally related to the settlement of the Praecis collaboration agreement. At December 31, 2002, substantially all remaining amounts have been paid to the respective third parties.

Legal award, net

In September 1985, the Company granted Johnson & Johnson’s affiliate, Ortho Pharmaceutical Corporation, a license relating to certain patented technology and know-how of the Company to sell Epoetin alfa throughout the United States for all human uses except dialysis and diagnostics. A number of disputes have arisen between Amgen and Johnson & Johnson as to their respective rights and obligations under the various agreements between them, including the agreement granting the license (the “License Agreement”). The disputes between Amgen and Johnson & Johnson have been resolved through binding arbitration, with an arbitrator (the “Arbitrator”) presiding over both disputes discussed below.

License Agreement arbitration

A dispute arose related to the alleged violation of the License Agreement by Johnson & Johnson. In October 2002, the Arbitrator issued a final order awarding the Company $150 million for Johnson & Johnson’s breach of the License Agreement. The legal award of $151.2 million, which included interest, was recorded in the fourth quarter of 2002. Subsequent to year end, the Company was awarded reimbursement of its costs and expenses, as the successful party in the arbitration. The Arbitrator will determine the final amount of the Company’s recovery

AMGEN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of such costs and expenses. At December 31, 2002, no amounts have been recorded related to the reimbursement for costs and expenses.

Spillover audit methodology arbitration

A dispute arose related to the audit methodology currently employed by the Company to account for Epoetin alfa sales. Under the License Agreement, the Company and Johnson & Johnson are required to compensate each other for Epoetin alfa sales that either party makes into the other party’s exclusive market, sometimes described as spillover. The Company has established and is employing an audit methodology to measure each party’s spillover and to allocate the net profits from those sales to the appropriate party. The Arbitrator issued a final order adopting the Company’s audit methodology with certain adjustments and also found that the Company was the successful party in the arbitration. Pursuant to the final order, an independent panel was formed principally to refine the procedures for measuring the erythropoietin market as may be necessary.

Because the Arbitrator ruled that the Company was the successful party in the arbitration, Johnson & Johnson was ordered to pay to the Company the costs and expenses that the Company incurred in the arbitration as well as one-half of the audit costs. In July 2000, the Arbitrator issued a final order awarding the Company approximately $78 million in such costs and expenses (the “Fee Award”). As a result, the Company recorded a net $73.9 million legal award, which represents the Fee Award reduced by minor amounts related to other miscellaneous disputes with Johnson & Johnson, in the third quarter of 2000.

Amgen Foundation contribution

In 2002 and 2000, the Company contributed $50 million and $25 million, respectively, to the Amgen Foundation. These contributions will allow the Amgen Foundation to continue its support of non-profit organizations that focus on issues in health and medicine, science education, and other activities that strengthen local communities.

5.    Income taxes

The provision for income taxes includes the following (in millions):

	Years ended December 31,
	2002	2001	2000
Current provision:
Federal (including U.S. possessions)	$457.0	$625.1	$475.3
State	15.9	78.3	47.5
Foreign	59.8	11.5	6.4

Total current provision	532.7	714.9	529.2

Deferred provision (benefit):
Federal (including U.S. possessions)	146.1	(104.3)	9.6
State	28.6	(44.0)	(3.0)

Total deferred provision (benefit)	174.7	(148.3)	6.6

	$707.4	$566.6	$535.8

AMGEN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income taxes reflect the net tax effects of net operating loss and credit carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows (in millions):

	December 31,
	2002	2001
Deferred tax assets:
Acquired net operating loss and credit carryforwards	$246.0	$45.4
Fixed assets	215.3	29.3
Expenses capitalized for tax purposes	83.3	91.9
Expense accruals	82.7	105.2
Credit carryforwards	40.7	39.4
Other	36.2	28.8

Total deferred tax assets	704.2	340.0
Valuation allowance	(22.6)	(19.6)

Net deferred tax assets	681.6	320.4

Deferred tax liabilities:
Acquired intangibles	(1,817.4)	—
Foreign operations	(106.7)	(1.0)
Purchase of technology rights	(62.6)	(85.9)
Marketable securities and investments	(56.5)	(70.4)
Other	(39.8)	(7.4)

Total deferred tax liabilities	(2,083.0)	(164.7)

	$(1,401.4)	$155.7

At December 31, 2002, the Company had operating loss carryforwards of $532.5 million available to reduce future federal taxable income which begin expiring in 2008. The Company also had $59.6 million of credit carryforwards against which a partial valuation allowance was established. These operating loss and credit carryforwards relate to the acquisition of companies. In addition, at December 31, 2002, the Company had $40.0 million of state research and experimentation tax credit carryforward, which has no expiration date.

The Company recorded gross deferred tax assets of $410.9 million and gross deferred tax liabilities of $1.8 billion as a result of the Immunex acquisition. The gross deferred tax assets were composed primarily of net operating loss and tax credit carryforwards and other temporary differences. The gross deferred tax liabilities were composed primarily of basis differences related to purchased identifiable intangible assets.

AMGEN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The reconciliation between the Company’s effective tax rate and the federal statutory rate is as follows (amounts in millions):

	2002 Amount	Tax rate for the years ended December 31,
		2002	2001	2000
Statutory rate applied to income before income taxes	$(239.6)	35.0%	35.0%	35.0%
Acquired IPR&D	1,047.1	(153.0)%	—	—
Foreign earnings including permanently reinvested amounts	(106.3)	15.5%	—	—
Benefit of Puerto Rico operations, net of Puerto Rico income taxes	(17.2)	2.5%	(1.7)%	(2.0)%
State taxes	44.5	(6.5)%	1.4%	1.7%
Utilization of tax credits, primarily research and experimentation	(33.5)	4.9%	(1.3)%	(1.4)%
Other, net	12.4	(1.7)%	0.2%	(1.3)%

	$707.4	(103.3)%	33.6%	32.0%

The Company does not provide for U.S. income taxes on undistributed earnings of its foreign operations that are intended to be permanently reinvested. At December 31, 2002, these earnings amounted to approximately $368 million. If these earnings were repatriated to the United States, the Company would be required to accrue and pay approximately $128 million of additional taxes based on the current tax rates in effect. For the year ended December 31, 2002, the Company’s foreign profits before income taxes were approximately $360 million. For the years ended December 31, 2001 and 2000, foreign profits before income taxes were not material.

The Company’s income tax returns are routinely audited by the Internal Revenue Service and various state tax authorities. While disputes may arise with these tax authorities, some of which may be significant, the Company believes that adequate tax liabilities have been established for all open audit years.

Income taxes paid during the years ended December 31, 2002, 2001, and 2000, totaled $438.4 million, $516.2 million, and $141.3 million, respectively.

6.    Stockholders’ equity

Stockholder Rights Agreement

On February 18, 1997, the Board of Directors of the Company redeemed the rights under the Company’s former common stock rights plan and declared a dividend of one preferred share purchase right (a “Right”) for each then outstanding share of common stock of the Company and authorized the distribution of one Right with respect to each subsequently issued share of common stock. The Rights were distributed to stockholders of record on March 21, 1997. On December 12, 2000, the Board of Directors of the Company amended and restated the preferred stock rights plan governing the Rights (the “Amended and Restated Rights Plan”) to, among other things: (i) provide that, as a result of two-for-one splits of the Company’s common stock effected in February and November 1999 (the “Stock Splits”), each Right shall represent the right to purchase one four-thousandth of a share of Series A Junior Participating Preferred Stock (“Series A Preferred Stock”) of the Company (which one four-thousandth gives effect to the Stock Splits); (ii) increase the exercise price of each Right to $350.00 from $56.25 (as adjusted for the Stock Splits); (iii) extend the term of the rights agreement to December 12, 2010 from March 21, 2007, and (iv) amend the definition of “Outside Director”.

AMGEN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pursuant to the Amended and Restated Rights Plan, each share of common stock outstanding has attached to it one whole Right. One Right represents the right to purchase one four-thousandth (1/4000) of a share of Series A Preferred Stock of the Company at $350.00. The Rights will expire on December 12, 2010.

Under certain circumstances, if an acquiring person or group acquires 10% or more of the Company’s outstanding common stock, an exercisable Right will entitle its holder (other than the acquirer) to buy shares of common stock of the Company having a market value of two times the exercise price of one Right. However, in limited circumstances approved by the outside directors of the Board of Directors, a stockholder who enters into an acceptable standstill agreement may acquire up to 20% of the outstanding shares without triggering the Rights. If an acquirer acquires at least 10%, but less than 50%, of the Company’s common stock, the Board of Directors may exchange each Right (other than those of the acquirer) for one share of common stock per Right. In addition, under certain circumstances, if the Company is involved in a merger or other business combination where it is not the surviving corporation, an exercisable Right will entitle its holder to buy shares of common stock of the acquiring company having a market value of two times the exercise price of one Right. The Company may redeem the Rights at $0.00025 per Right at any time prior to the public announcement that a 10% position has been acquired.

Stock repurchase program

The Company has a stock repurchase program primarily to reduce the dilutive effect of its employee stock option and stock purchase plans. Stock repurchased under the program is intended to be retired. The amount the Company spends and the number of shares repurchased varies based on a variety of factors, including the stock price and blackout periods in which the Company is restricted from repurchasing shares. In June 2002, the Board of Directors authorized the Company to repurchase up to an additional $2.0 billion of common stock through June 30, 2004. At the time of the additional authorization, the Company had approximately $257.1 million remaining under the December 2000 stock repurchase authorization. In December 2000, the Board of Directors authorized the Company to repurchase up to $2 billion of common stock between January 1, 2001 and December 31, 2002. As of December 31, 2002, $1,842.1 million was available for stock repurchases through June 30, 2004.

Other comprehensive income/(loss)

SFAS No. 130, “Reporting Comprehensive Income”, requires unrealized gains/(losses) on the Company’s available-for-sale securities and foreign currency forward contracts which qualify and are designated as cash flow hedges, and foreign currency translation adjustments to be included in other comprehensive income.

Information regarding the components of accumulated other comprehensive income/(loss) are as follows (in millions):

	Unrealized gains/(losses) on securities	Foreign currency translation	Accumulated other comprehensive income
Balance at December 31, 2001	$107.6	$(51.3)	$56.3
Current year other comprehensive (loss)/income	(17.3)	28.2	10.9

Balance at December 31, 2002	$90.3	$(23.1)	$67.2

AMGEN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Information regarding the income tax effects for items of other comprehensive income/(loss) is as follows (in millions):

	Before-tax amount	Tax benefit/ (expense)	After-tax amount
For the year ended December 31, 2000:
Unrealized gains on available-for-sale securities	$193.0	$(75.8)	$117.2
Less: Reclassification adjustments for gains realized in net income	30.0	(11.8)	18.2

Net unrealized gains on available-for-sale securities	163.0	(64.0)	99.0
Foreign currency translation adjustments	(21.6)	—	(21.6)

Other comprehensive income	$141.4	$(64.0)	$77.4

For the year ended December 31, 2001:
Unrealized losses on available-for-sale securities	$(18.4)	$7.0	$(11.4)
Less: Reclassification adjustments for losses realized in net income	(8.0)	3.3	(4.7)

Net unrealized losses on available-for-sale securities	(10.4)	3.7	(6.7)
Foreign currency translation adjustments	0.4	—	0.4

Other comprehensive loss	$(10.0)	$3.7	$(6.3)

For the year ended December 31, 2002:
Unrealized losses on available-for-sale securities	$(23.7)	$9.1	$(14.6)
Less: Reclassification adjustments for gains realized in net income	4.2	(1.5)	2.7

Net unrealized losses on available-for-sale securities	(27.9)	10.6	(17.3)
Foreign currency translation adjustments	28.2	—	28.2

Other comprehensive income	$0.3	$10.6	$10.9

Other

In addition to common stock, the Company’s authorized capital includes 5.0 million shares of preferred stock, $0.0001 par value, of which 0.7 million shares have been reserved and designated Series A Preferred Stock. At December 31, 2002 and 2001, no shares of preferred stock were issued or outstanding.

At December 31, 2002, the Company had reserved 190.3 million shares of its common stock which may be issued through its employee stock option and stock purchase plans. The number of shares available for issuance at December 31, 2002 includes available shares from stock option plans assumed from Immunex.

7.    Employee stock option, stock purchase, and defined contribution plans

Employee stock option plans

The Company’s employee stock option plans provide for option grants designated as either nonqualified or incentive stock options. Option grants to employees generally vest over a three to five year period and expire seven years from the date of grant. Most employees are eligible to receive a grant of stock options annually with the number of shares generally determined by the employee’s salary grade and performance level. In addition, certain management and professional level employees typically receive a stock option grant upon commencement of employment.

AMGEN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As a result of the acquisition, the Company assumed stock options to purchase Immunex common stock outstanding at July 15, 2002. Outstanding options at July 15, 2002 were converted into 22.4 million options to purchase Amgen common stock based on the terms specified in the merger agreement. Approximately 18.9 million of the total options assumed were exercisable at July 15, 2002. In 2001, most employees received an additional stock option grant, totaling 5.2 million shares, in which all shares vest upon the earlier of: (i) five years from the date of grant or (ii) the date on which the closing price of Amgen stock equals or exceeds $100.00 per share.

As of December 31, 2002, the Company had 71.8 million shares of common stock available for future grant under its employee stock option plans, including common stock available for future grant under employee stock option plans assumed from Immunex. Stock option information with respect to all of the Company’s employee stock option plans is as follows (shares in millions):

		Exercise price
	Shares	Low	High	Weighted- average
Balance unexercised at December 31, 1999	115.8	$0.92	$57.69	$15.88
Granted	13.1	$51.31	$78.00	$67.40
Exercised	(28.2)	$0.92	$72.75	$11.03
Forfeited	(2.0)	$4.48	$74.86	$26.02

Balance unexercised at December 31, 2000	98.7	$2.55	$78.00	$23.89
Granted	18.6	$51.51	$74.19	$63.47
Exercised	(20.6)	$2.55	$70.38	$13.12
Forfeited	(2.3)	$5.48	$78.00	$41.43

Balance unexercised at December 31, 2001	94.4	$6.19	$78.00	$33.62
Granted	17.3	$31.07	$62.48	$40.61
Assumed from Immunex Corporation (including 18.9 million vested options)	22.4	$1.97	$72.00	$23.66
Exercised	(26.2)	$2.00	$60.36	$15.90
Forfeited	(4.9)	$8.50	$76.44	$52.01

Balance unexercised at December 31, 2002	103.0	$1.97	$78.00	$36.25

At December 31, 2002, 2001, and 2000, employee stock options to purchase 62.4 million, 53.4 million, and 55.5 million shares were exercisable at weighted-average prices of $27.03, $20.81, and $15.35, respectively.

Information regarding employee stock options outstanding as of December 31, 2002 is as follows (shares in millions):

	Options outstanding			Options exercisable
Price range	Shares	Weighted- average exercise price	Weighted- average remaining contractual life	Shares	Weighted- average exercise price
$10.00 and under	5.1	$6.07	3.7 years	5.1	$6.07
Over $10.00 to $15.00	16.5	$13.69	1.6 years	16.5	$13.69
Over $15.00 to $30.00	19.3	$18.44	3.4 years	18.2	$18.54
Over $30.00 to $60.00	36.0	$39.25	5.2 years	14.1	$37.44
Over $60.00	26.1	$65.54	5.1 years	8.5	$66.41

AMGEN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the years ended December 31, 2002, 2001, and 2000, the Company issued 0.1 million, 0.2 million, and 0.1 million shares of restricted common stock, respectively.

Fair value disclosures of employee stock options

The exercise price of employee stock option grants is set at the closing price of the Company’s common stock on the date of grant and the related number of shares granted is fixed at that point in time. Therefore, under the principles of APB No. 25, the Company does not recognize compensation expense associated with the grant of employee stock options. SFAS No. 123 requires the use of option valuation models to provide supplemental information regarding options granted after 1994.

The fair value of the options was estimated at the date of grant using a Black-Scholes option valuation model with the following weighted-average assumptions for 2002, 2001, and 2000, respectively: 1) a risk-free interest rate of 3.6%, 4.7%, and 5.9%, 2) a dividend yield of 0%, 0%, and 0%, 3) a volatility factor of the expected market price of the Company’s common stock of 50%, 50%, and 45%, and 4) an expected life of the options of 3.9 years, 3.7 years, and 3.4 years. These assumptions resulted in weighted-average fair values of $16.66, $26.74, and $25.87 per share for employee stock options granted in 2002, 2001, and 2000, respectively.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options. The Company’s employee stock options have characteristics significantly different from those of traded options such as extremely limited transferability and, in most cases, vesting restrictions. In addition, the assumptions used in option valuation models (see above) are highly subjective, particularly the expected stock price volatility of the underlying stock. Because changes in these subjective input assumptions can materially affect the fair value estimate, in management’s opinion, existing valuation models do not provide a reliable, single measure of the fair value of its employee stock options. For purposes of pro forma disclosures, the estimated fair values of the options are amortized over the options’ vesting periods. See Note 1, “Summary of significant accounting policies—Employee stock option and stock purchase plans” for a detailed computation of pro forma net income and earnings per share.

Employee stock purchase plan

The Company has an employee stock purchase plan whereby, in accordance with Section 423 of the Internal Revenue Code, eligible employees may authorize payroll deductions of up to 10% of their salary to purchase shares of the Company’s common stock at the lower of 85% of the fair market value of common stock on the first or last day of the offering period. During the years ended December 31, 2002, 2001, and 2000, employees purchased 0.7 million, 0.6 million, and 1.3 million shares at prices of $41.09, $47.97, and $30.33 per share, respectively. In addition, during 2002, former Immunex employees purchased approximately 46,200 shares at a price of $39.58 under an Immunex stock purchase plan assumed by Amgen as a result of the acquisition. The Immunex stock purchase plan was terminated in October 2002. At December 31, 2002, the Company had 15.3 million shares available for future issuance under this plan.

Defined contribution plans

The Company has defined contribution plans covering substantially all employees in the United States and its possessions. Under these plans, the Company makes certain amounts of matching contributions for those employees who elect to contribute to the plans and makes additional contributions based upon the compensation of eligible employees regardless of whether or not the employees contribute to the plans. As a result of the Immunex acquisition, the Company assumed Immunex’s defined contribution plan. Commencing on July 16, 2002, the Company made certain amounts of matching contributions for those employees who elected to

AMGEN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

contribute to the former Immunex plan. In addition, the Company has other defined contribution plans covering certain employees of the Company and employees of its foreign affiliates. The Company’s expense for its defined contribution plans totaled $55.6 million, $45.2 million, and $42.6 million for the years ended December 31, 2002, 2001, and 2000, respectively.

8.    Debt

Commercial paper program and line of credit

The Company has a commercial paper program which provides for unsecured, short-term borrowings up to an aggregate of $200 million. At December 31, 2002, commercial paper with a face amount of $100 million was outstanding. These borrowings had maturities of less than one month and had effective interest rates averaging 1.4%. Commercial paper with a face amount of $100 million and with effective interest rates averaging 1.9% was outstanding at December 31, 2001.

The Company has an unsecured committed credit facility (the “credit facility”) with five participating banking institutions that includes a commitment expiring on May 28, 2003 for up to $150 million of borrowings under a revolving line of credit (the “revolving line commitment”). This credit facility supports the Company’s commercial paper program. As of December 31, 2002, $150 million was available under the revolving line commitment for borrowing. Borrowings under the revolving line commitment bear interest at various rates which are a function of, at the Company’s option, either the prime rate of a major bank, the federal funds rate, or a Eurodollar base rate. Under the terms of the credit facility, the Company is required to meet a minimum interest coverage ratio and maintain a minimum level of tangible net worth. In addition, the credit facility contains limitations on investments, liens, and sale/leaseback transactions.

Medium and long-term notes

The Company has established a $500 million debt shelf registration statement. In December 1997, pursuant to this registration statement, the Company issued $100 million of debt securities that bear interest at a fixed rate of 6.5% and mature in 2007 (the “Notes”) and established a $400 million medium-term note program. The Company may offer and issue medium-term notes from time to time with terms to be determined by market conditions.

The Company had $100 million of debt securities outstanding at December 31, 2002 and 2001 that bear interest at a fixed rate of 8.1% and mature in 2097 (the “Century Notes”). These securities may be redeemed in whole or in part at the Company’s option at any time for a redemption price equal to the greater of the principal amount to be redeemed or the sum of the present values of the principal and remaining interest payments discounted at a determined rate plus, in each case, accrued interest.

The Company also had $23 million of debt securities outstanding at December 31, 2002 and 2001 that bear interest at a fixed rate of 6.2% and mature in 2003. The terms of the debt securities require the Company to meet certain debt to tangible net asset ratios and place limitations on liens and sale/leaseback transactions and, except with respect to the Notes and the Century Notes, place limitations on subsidiary indebtedness.

Convertible notes

On March 1, 2002, the Company issued $3.95 billion in aggregate face amount at maturity ($1,000 face amount per note) 30-year, zero-coupon senior convertible notes (the “Convertible Notes”) with a yield to maturity of 1.125%. The gross proceeds from the offering were approximately $2.82 billion (a $714.23 per note

AMGEN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

original issue price). The original issue discount of $1.13 billion (or $285.77 per note) is being accreted to interest expense over the life of the Convertible Notes using the effective interest method. Debt issuance costs were approximately $56.5 million and are being amortized on a straight-line basis over the life of the notes.

Holders of the Convertible Notes may convert each of their notes into 8.8601 shares of common stock of the Company (the “conversion rate”) at any time on or before the maturity date, approximately 35.0 million shares in the aggregate. The conversion price per share at issuance was $80.61. The conversion price per share as of any day will equal the original issuance price plus the accrued original issue discount to that day, divided by the conversion rate, or $81.37 per share as of December 31, 2002. The holders of the Convertible Notes may require the Company to purchase all or a portion of their notes on March 1, 2005, March 1, 2007, March 1, 2012, and March 1, 2017 at a price equal to the original issuance price plus the accrued original issue discount to the purchase dates. The Company may choose to pay the purchase price in cash and/or shares of common stock.

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

The aggregate stated maturities of all long-term obligations and commercial paper due subsequent to December 31, 2002, are as follows (in millions):

Maturity date	Amount
2003	$123.0
2004	—
2005(1)	2,917.8
2006	—
2007	100.0
After 2007	100.0

$3,240.8

(1)	Holders of the Convertible Notes may require the Company to purchase all or a portion of the notes on specific dates as early as March 1, 2005 at the original issuance price plus accrued original issue discount (“accreted value”) through the purchase date. The amount above represents the accreted value on March 1, 2005. The accreted value based on the 30-year contractual maturity is $3,950.0 million. In the event the Company is required to repurchase the notes, it may choose to pay the purchase price in cash and/or shares of common stock.

AMGEN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.    Segment information

The company operates in one business segment—human therapeutics. Therefore, results of operations are reported on a consolidated basis for purposes of segment reporting. Enterprise-wide disclosures about revenues by product, revenues and long-lived assets by geographic area, and revenues from major customers are presented below.

Revenues

Revenues consisted of the following (in millions):

	Years ended December 31,
	2002	2001	2000
Product sales:
EPOGEN®	$2,260.6	$2,108.5	$1,962.9
NEUPOGEN®	1,379.6	1,346.4	1,223.7
Neulasta™	463.5	—	—
Aranesp®	415.6	41.5	—
ENBREL®	362.1	—	—
Other	109.8	14.6	15.6

Total product sales	4,991.2	3,511.0	3,202.2
Other revenues	531.8	504.7	427.2

Total revenues	$5,523.0	$4,015.7	$3,629.4

Geographic information

Outside the United States, the Company principally sells: 1) NEUPOGEN® in Europe, Canada, and Australia, 2) Aranesp® in most countries in Europe, Australia, and New Zealand commencing with the June 2001 launch, and 3) ENBREL® in Canada commencing July 16, 2002. Information regarding revenues and long-lived assets (consisting of property, plant, and equipment) attributable to the United States and to all foreign countries collectively is stated below. The geographic classification of product sales was based upon the location of the customer. The geographic classification of all other revenues was based upon the domicile of the entity from which the revenues were earned. Information is as follows (in millions):

	Years ended December 31,
	2002	2001	2000
Revenues:
United States	$5,025.9	$3,688.5	$3,343.0
Foreign countries	497.1	327.2	286.4

Total revenues	$5,523.0	$4,015.7	$3,629.4

	December 31,
	2002	2001	2000
Long-lived assets:
United States	$2,473.8	$1,754.5	$1,596.9
Foreign countries	339.7	191.6	184.6

Total long-lived assets	$2,813.5	$1,946.1	$1,781.5

AMGEN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Major customers

The Company’s customers primarily consist of wholesale distributors of pharmaceutical products. With the exception of ENBREL®, the Company utilizes these wholesale distributors as the principal means of distributing the Company’s products to clinics, hospitals, and pharmacies. With respect to ENBREL®, the Company primarily drop-ships wholesaler orders directly to pharmacies for end-users. The Company monitors the financial condition of its larger distributors and limits its credit exposure by setting appropriate credit limits and requiring collateral from certain customers.

For the years ended December 31, 2002 and 2001, sales to three large wholesalers each accounted for more than 10% of total revenues. Sales to these three wholesalers were $2,084.4 million, $988.6 million, and $843.9 million, respectively, for the year ended December 31, 2002. Sales to these three wholesalers were $1,470.1 million, $535.8 million, and $459.8 million, respectively, for the year ended December 31, 2001. For the year ended December 31, 2000, sales to two large wholesalers each accounted for more than 10% of total revenues. Sales to these wholesalers were $1,233.4 million and $445.2 million, respectively, for the year ended December 31, 2000.

At December 31, 2002 and 2001, amounts due from these three large wholesalers each exceeded 10% of gross trade receivables, and accounted for 58% and 64%, respectively, of gross trade receivables on a combined basis.

10.    Fair values of financial instruments

The carrying amounts of cash, cash equivalents, marketable securities, and marketable equity investments approximated their fair values. Fair values of cash equivalents, marketable securities, and marketable equity investments are based on quoted market prices.

The carrying amount of commercial paper approximated its fair value at December 31, 2002 and 2001. The fair values of the medium and long-term notes at December 31, 2002 and 2001 were approximately $273.6 million and $244.9 million, respectively. The fair value of the Convertible Notes at December 31, 2002 was approximately $2,913.5 million. In May 2002, the Company registered the Convertible Notes with the Securities and Exchange Commission allowing the notes to be traded on the open market. The fair value of the notes was based on the quoted market price at December 31, 2002. The fair values for commercial paper, medium term notes, and long-term notes were estimated based on quoted market rates for instruments with similar terms and remaining maturities.

The carrying amounts of derivative instruments approximated their fair values. At December 31, 2002 and 2001, the fair values of derivative instruments were not material.

11.    Kinetix acquisition

On December 14, 2000, Amgen acquired all of the outstanding shares of Kinetix Pharmaceuticals, Inc. (“Kinetix”), a privately held company, in a tax-free exchange for 2.6 million shares of Amgen common stock. The acquisition was accounted for under the purchase method of accounting, and accordingly, the operating results of Kinetix are included in the accompanying consolidated financial statements starting from December 15, 2000. The acquisition was valued at $172.2 million, including $1.0 million of related acquisition costs and $6.5 million of Amgen restricted common stock issued in exchange for Kinetix restricted common stock held by employees retained from Kinetix. The $6.5 million is being recognized as compensation expense over the vesting period of the restricted common stock.

AMGEN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The purchase price was allocated among identifiable tangible and intangible assets and liabilities of Kinetix based upon their estimated fair values. A discounted, risk-adjusted cash flow analysis was performed to value the technology platform of Kinetix expected to generate future molecules that may be developed into human therapeutics, as well as in-process research projects. The analysis resulted in valuing the acquired base technology at $36.6 million, which was capitalized and will be amortized on a straight-line basis over a 15 year period. Additionally, $30.1 million of value was assigned to acquired IPR&D, and was expensed on the acquisition date in accordance with GAAP. The excess of the purchase price over the fair values of assets and liabilities acquired of $103.3 million was allocated to goodwill, which was amortized through December 31, 2001 using a 15 year useful life. Goodwill amortization ceased beginning January 1, 2002 in accordance with SFAS No. 142.

12.    Acquisition of certain rights from Roche

In May 2002, the Company acquired certain rights related to the commercialization of NEUPOGEN® and GRANULOKINE® (Filgrastim) and pegfilgrastim in the European Union (“EU”), Switzerland, and Norway from Roche. Amgen paid $137.5 million for such rights. The purchase price of the rights was capitalized and will be amortized on a straight-line basis over the useful life of the rights acquired, estimated to be 15 years. Prior to this acquisition, NEUPOGEN® and GRANULOKINE® were commercialized in the EU under a co-promotion agreement between Amgen and Roche. Roche will continue as the licensee for Filgrastim and pegfilgrastim in certain countries outside the United States and the EU.

13.    Agreements with Wyeth

As part of the Immunex acquisition, the Company entered into a co-promotion agreement and co-development agreement with Wyeth. Under the terms of these agreements, Amgen and Wyeth market and sell ENBREL® in the United States and Canada and develop certain future indications of ENBREL® for use in these geographic territories. In return for such efforts, Wyeth is paid a share of the resulting profits on sales of ENBREL®, after deducting the applicable costs of sales, including royalties paid to third parties, and expenses associated with R&D and sales and marketing. Such amounts paid to Wyeth are included in “Selling, general and administrative” expense in the accompanying consolidated statements of operations.

14.    Accrued liabilities

Accrued liabilities consisted of the following (in millions):

	December 31,
	2002	2001
Employee compensation and benefits	$370.4	$147.2
Sales incentives, royalties, and allowances	287.7	124.7
Due to affiliated companies and corporate partners	152.1	100.0
Clinical development costs	112.9	56.0
Obligations from terminating collaboration agreements (see Note 4, “Other items, net”)	14.2	100.7
Income taxes	—	92.6
Other	214.4	145.1

	$1,151.7	$766.3

AMGEN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.    Commitments

The Company leases certain administrative and laboratory facilities under non-cancelable operating leases that expire through December 2010 (see Note 3, “Immunex acquisition—Restructuring plans” for further discussion of certain leased facilities acquired). The following table summarizes the minimum future rental commitments under non-cancelable operating leases at December 31, 2002 (in millions):

Year ended December 31,	Lease payments
2003	$34.7
2004	28.7
2005	20.9
2006	13.7
2007	10.2
Thereafter	27.5

Total minimum lease payments	$135.7

Rental expense on operating leases for the years ended December 31, 2002, 2001, and 2000 was $26.0 million, $18.3 million, and $18.0 million, respectively.

As a result of the Immunex acquisition, the Company is under supply agreements with various contract manufacturers for the production, vialing, and packaging of ENBREL®. Under the terms of the various contracts, Amgen is required to purchase certain minimum quantities of ENBREL® each year through 2010. The following table summarizes the minimum contractual inventory commitments from third-party contract manufacturers at December 31, 2002 (in millions):

Year ended December 31,	Inventory commitments
2003	$302.1
2004	285.3
2005	244.8
2006	102.3
2007	102.2
Thereafter	306.7

Total contractual purchases	$1,343.4

The amounts above primarily relate to the Company’s long-term supply agreement with Boehringer Ingelheim Pharma KG (“BI Pharma”) for the manufacture of commercial quantities of ENBREL®. Amounts owed to BI Pharma are based on firm commitments for the purchase of production capacity for ENBREL® and reflect certain estimates such as production run success rates and bulk drug yields achieved. The Company’s obligation to pay certain of these amounts may be reduced based on certain future events.

AMGEN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.    Quarterly financial data (unaudited)

        (In millions, except per share data)

2002 Quarter ended	Dec. 31 (1)	Sept. 30 (2)	June 30	Mar. 31
Product sales	$1,621.6	$1,345.8	$1,115.2	$908.6
Gross margin from product sales	1,347.8	1,119.4	983.3	805.0
Net income (loss)	456.4	(2,601.6)	412.4	340.9
Earnings (loss) per share:
Basic	$0.35	$(2.10)	$0.40	$0.33
Diluted	$0.34	$(2.10)	$0.38	$0.32

2001 Quarter ended	Dec. 31 (3)	Sept. 30	June 30	Mar. 31
Product sales	$974.1	$879.6	$858.9	$798.4
Gross margin from product sales	821.6	776.9	760.5	709.0
Net income	163.0	329.9	321.9	304.9
Earnings per share:
Basic	$0.16	$0.31	$0.31	$0.29
Diluted	$0.15	$0.30	$0.30	$0.28

(1)	In the fourth quarter of 2002, the Company recorded: 1) a gain from a legal award related to the Company’s arbitration with Johnson & Johnson of $151.2 million, 2) a contribution of $50 million to the Amgen Foundation, and 3) a benefit of $4.6 million related to finalizing the termination of certain collaboration agreements.

(2)	In the third quarter of 2002, the Company recorded: 1) a charge of $2,991.8 million to write-off the fair value of acquired IPR&D, and 2) a benefit of $35.5 million related to finalizing the termination of certain collaboration agreements.

(3)	In the fourth quarter of 2001, the Company recorded a charge of $203.1 million, primarily related to the costs of terminating collaboration agreements with various third parties, including Praecis and certain academic institutions. In addition, Amgen recorded a charge of $39.5 million, included in cost of sales, to write-off certain inventory deemed not recoverable.

See Notes 1, 3, and 4 for further discussion of the items described above.

SCHEDULE II

AMGEN INC.

VALUATION ACCOUNTS

Years ended December 31, 2002, 2001, and 2000

(In millions)

	Balance at beginning of period	Additions charged to costs and expenses	Other additions (1)	Deductions	Balance at end of period
Year ended December 31, 2002:
Allowance for doubtful accounts	$21.4	$1.3	$1.2	$1.0	$22.9
Year ended December 31, 2001:
Allowance for doubtful accounts	$21.2	$0.3	$—	$0.1	$21.4
Year ended December 31, 2000:
Allowance for doubtful accounts	$26.0	$0.1	$—	$4.9	$21.2

(1)	As a result of the Immunex acquisition, the Company assumed the allowance for doubtful accounts of Immunex of $1.2 million as of the acquisition date.