Form 10-Q
period 2003-03-31
AMGEN INC
filed 2003-05-02
CIK 318154

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

As of April 18, 2003, the registrant had 1,289,516,972 shares of common stock, $0.0001 par value, outstanding.

AMGEN INC.

PART I—FINANCIAL INFORMATION

Item 1.     Financial Statements

The information in this report for the three months ended March 31, 2003 and 2002 is unaudited but includes all adjustments (consisting only of normal recurring accruals, unless otherwise indicated) which Amgen Inc., including its subsidiaries, (“Amgen” or the “Company”) considers necessary for a fair presentation of the results of operations for those periods.

The condensed consolidated financial statements should be read in conjunction with the Company’s financial statements and the notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Interim results are not necessarily indicative of results for future quarters or the full fiscal year.

AMGEN INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2003	2002
Revenues:
Product sales	$1,635.9	$908.6
Corporate partner revenues	33.9	31.5
Royalty income	91.4	68.4

Total revenues	1,761.2	1,008.5

Operating expenses:
Cost of sales	283.3	103.6
Research and development	351.3	203.4
Selling, general and administrative	390.1	245.8
Amortization of acquired intangible assets	83.9	—
Earnings of affiliates, net	(9.6)	(1.7)

Total operating expenses	1,099.0	551.1

Operating income	662.2	457.4
Other income (expense):
Interest and other income, net	32.8	43.7
Interest expense, net	(6.9)	(7.0)

Total other income	25.9	36.7

Income before income taxes	688.1	494.1
Provision for income taxes	194.8	153.2

Net income	$493.3	$340.9

Earnings per share:
Basic	$0.38	$0.33
Diluted	$0.37	$0.32
Shares used in calculation of earnings per share:
Basic	1,290.5	1,043.6
Diluted	1,349.9	1,085.6

See accompanying notes.

AMGEN INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except per share data)

(Unaudited)

	March 31, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$2,340.2	$1,851.7
Marketable securities	2,416.8	2,812.2
Trade receivables, net	845.2	752.4
Inventories	582.7	544.9
Other current assets	471.0	442.3

Total current assets	6,655.9	6,403.5
Property, plant, and equipment at cost, net	2,954.2	2,813.5
Intangible assets, net	4,715.5	4,801.9
Goodwill	9,873.5	9,871.1
Other assets	530.4	566.3

	$24,729.5	$24,456.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$291.8	$254.6
Accrued liabilities	1,270.0	1,151.7
Current portion of debt	23.0	122.9

Total current liabilities	1,584.8	1,529.2
Deferred tax liabilities	1,585.6	1,593.4
Long-term debt	3,055.7	3,047.7
Stockholders’ equity:
Preferred stock; $0.0001 par value; 5.0 shares authorized; none issued or outstanding	—	—
Common stock and additional paid-in capital; $0.0001 par value; 2,750.0 shares authorized; outstanding—1,288.2 shares in 2003 and 1,289.1 shares in 2002	19,541.8	19,344.3
Accumulated deficit	(1,082.8)	(1,125.5)
Accumulated other comprehensive income	44.4	67.2

Total stockholders’ equity	18,503.4	18,286.0

	$24,729.5	$24,456.3

See accompanying notes.

AMGEN INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Three Months Ended March 31,
	2003	2002
Cash flows from operating activities:
Net income	$493.3	$340.9
Depreciation and amortization	169.8	60.7
Tax benefits related to employee stock options	76.7	51.2
Other non-cash items	16.4	(2.0)
Cash provided by (used in) changes in operating assets and liabilities, net of acquisitions:
Trade receivables, net	(92.8)	(27.9)
Inventories	(37.8)	(16.0)
Other current assets	(18.2)	24.7
Accounts payable	38.7	(30.6)
Accrued liabilities	134.7	85.9

Net cash provided by operating activities	780.8	486.9

Cash flows from investing activities:
Purchases of property, plant, and equipment	(268.2)	(82.0)
Proceeds from maturities of marketable securities	135.9	187.6
Proceeds from sales of marketable securities	429.5	—
Purchases of marketable securities	(172.2)	(429.5)
Other	(7.0)	8.4

Net cash provided by (used in) investing activities	118.0	(315.5)

Cash flows from financing activities:
Issuance of zero-coupon convertible notes, net of issuance costs	—	2,764.7
Repayment of commercial paper	(100.0)	—
Net proceeds from issuance of common stock upon the exercise of employee stock options and in connection with an employee stock purchase plan	136.0	79.5
Repurchases of common stock	(450.6)	(715.3)
Other	4.3	(8.2)

Net cash (used in) provided by financing activities	(410.3)	2,120.7

Increase in cash and cash equivalents	488.5	2,292.1
Cash and cash equivalents at beginning of period	1,851.7	689.1

Cash and cash equivalents at end of period	$2,340.2	$2,981.2

See accompanying notes.

AMGEN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2003

1.	Summary of significant accounting policies

Business

Amgen Inc., including its subsidiaries, (“Amgen” or the “Company”) is a global biotechnology company that discovers, develops, manufactures, and markets human therapeutics based on advances in cellular and molecular biology.

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries as well as affiliated companies in which the Company has a controlling financial interest and exercises control over their operations (“majority controlled affiliates”). All material intercompany transactions and balances have been eliminated in consolidation. Investments in affiliated companies which are 50% or less owned and where the Company exercises significant influence over operations are accounted for using the equity method. All other equity investments are accounted for under the cost method. The caption “Earnings of affiliates, net” includes Amgen’s equity in the operating results of affiliated companies and the minority interest others hold in the operating results of Amgen’s majority controlled affiliates (see Note 7, “Acquisition of certain rights from Roche”). On July 15, 2002, the Company completed its acquisition of Immunex Corporation (“Immunex”) (see Note 3, “Immunex acquisition”). In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”, Amgen has included in its results of operations for the three months ended March 31, 2003, the results of operations of Immunex.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined in a manner which approximates the first-in, first-out (FIFO) method. Inventories consist of raw materials, work in process, and finished goods for currently marketed products. Inventories are shown net of applicable reserves and allowances. Inventories consisted of the following (in millions):

	March 31, 2003	December 31, 2002
Raw materials	$81.7	$76.9
Work in process	379.6	360.0
Finished goods	121.4	108.0

	$582.7	$544.9

Intangible assets and goodwill

Intangible assets are recorded at cost, less accumulated amortization. Amortization of intangible assets is provided over their estimated useful lives ranging from 7 to 15 years on a straight-line basis. Goodwill is recorded net of accumulated amortization through December 31, 2001. In

AMGEN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill is no longer amortized, but is subject to periodic impairment tests. As of March 31, 2003, intangible asset and goodwill balances, net of accumulated amortization were as follows (in millions):

Intangible assets subject to amortization	Weighted average amortization period	Historical cost	Accumulated amortization	Net
Acquired product technology rights:
Developed product technology	14.5 years	$3,264.5	$166.4	$3,098.1
Core technology	15 years	1,348.3	63.7	1,284.6
Tradename	15 years	190.4	9.0	181.4

		4,803.2	239.1	4,564.1
Other intangible assets	15 years	164.5	13.1	151.4

Total		$4,967.7	$252.2	$4,715.5

Intangible assets not subject to amortization
Goodwill		$9,880.7	$7.2	$9,873.5

Acquired product technology rights relate to the identifiable intangible assets acquired in connection with the Immunex acquisition. Amortization of acquired product technology rights is included in “Amortization of acquired intangible assets” in the accompanying condensed consolidated statements of operations. Other intangible assets primarily consist of rights related to the commercialization of certain products (see Note 7, “Acquisition of certain rights from Roche”). Amortization of other intangible assets is principally included in “Selling, general and administrative” expense in the accompanying condensed consolidated statements of operations.

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

AMGEN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Royalty income

Royalties from licensees are based on third-party sales of licensed products and are recorded in accordance with contract terms when third-party results are reliably measurable and collectibility is reasonably assured. Royalty estimates are made in advance of amounts collected using historical and forecasted trends. Pursuant to the license agreement with Johnson & Johnson, noted above, the Company earns a 10% royalty on sales of Epoetin alfa by Johnson & Johnson in the United States

Research and development costs

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

Earnings per share

Basic earnings per share is based upon the weighted-average number of common shares outstanding. Diluted earnings per share is based upon the weighted-average number of common shares and dilutive potential common shares outstanding. Potential common shares are: 1) outstanding options under the Company’s employee stock option plans including stock option plans assumed from Immunex, 2) potential issuances of stock under the employee stock purchase plans including employee stock purchase plans assumed from Immunex, 3) restricted stock (collectively “Dilutive Securities” which are included under the treasury stock method when dilutive), and 4)

AMGEN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

common shares to be issued under the assumed conversion of outstanding 30-year, zero-coupon senior convertible notes which are included under the if-converted method when dilutive (see Note 6, “Debt”).

The following table sets forth the computation for basic and diluted earnings per share (in millions, except per share information):

	Three Months Ended March 31,
	2003	2002
Income (Numerator):
Net income for basic and diluted EPS	$493.3	$340.9
Adjustment for interest expense on Convertible Notes, net of tax	5.2	1.7

Income for diluted EPS, after assumed conversion of Convertible Notes	$498.5	$342.6

Shares (Denominator):
Weighted-average shares for basic EPS	1,290.5	1,043.6
Effect of Dilutive Securities	24.4	30.1
Effect of Convertible Notes	35.0	11.9

Adjusted weighted-average shares for diluted EPS	1,349.9	1,085.6

Basic earnings per share	$0.38	$0.33
Diluted earnings per share	$0.37	$0.32

Employee stock option and stock purchase plans

The Company accounts for its employee stock option and stock purchase plans under the recognition and measurement principles of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Under APB No. 25, no stock-based compensation is reflected in net income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant and the related number of shares granted is fixed at that point in time. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”:

AMGEN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three Months Ended March 31,
	2003	2002
Net income	$493.3	$340.9
Stock based compensation, net of tax	(37.4)	(49.4)

Pro forma net income	$455.9	$291.5

Earnings per share:
Basic	$0.38	$0.33
Basic—pro forma	$0.35	$0.28

Diluted	$0.37	$0.32
Diluted—pro forma	$0.34	$0.27

The fair value of the options was estimated at the date of grant using a Black-Scholes option valuation model with the following weighted-average assumptions for the three months ended March 31, 2003 and 2002, respectively: 1) a risk-free interest rate of 2.2% and 3.2%, 2) a dividend yield of 0% and 0%, 3) a volatility factor of the expected market price of the Company’s common stock of 50% and 50%, and 4) an expected life of the options of 3.6 years and 3.0 years. These assumptions resulted in weighted-average fair values of $20.59 and $20.31 per share for employee stock options granted during the three months ended March 31, 2003 and 2002, respectively.

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

Recent accounting pronouncements

In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”, effective for fiscal years ending after December 15, 2002. This rule amends SFAS No. 123 to provide several alternatives for adopting the stock option expense provisions of SFAS No. 123, as well as additional required interim financial statement disclosures. SFAS No. 148 does not require companies to expense stock options in

AMGEN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

current earnings. The Company has not adopted the provisions of SFAS No. 123 for expensing stock based compensation (see “— Employee stock option and stock purchase plans”); however, the Company has adopted the additional interim disclosure provisions of the statement. The impact of the new standard is not expected to have a material impact on the results of operations or the financial position of the Company.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities”, effective as of the first interim period beginning after June 15, 2003. The impact upon adoption of the standard is not expected to have a material impact on the results of operations or the financial position of the Company.

Basis of presentation

The financial information for the three months ended March 31, 2003 and 2002 is unaudited but includes all adjustments (consisting only of normal recurring accruals, unless otherwise indicated) which the Company considers necessary for a fair presentation of the results of operations for these periods. Interim results are not necessarily indicative of results for the full fiscal year.

Reclassification

Certain prior year amounts have been reclassified to conform to the current year presentation.

2.	Related party transactions

The Company owns a 50% interest in Kirin-Amgen, a corporation formed in 1984 with Kirin Brewery Company, Limited (“Kirin”) for the development and commercialization of certain products based on advanced biotechnology. Kirin-Amgen has given exclusive licenses to Amgen to manufacture and market certain products including erythropoietin, granulocyte colony-stimulating factor (“G-CSF”), darbepoetin alfa, and pegfilgrastim in certain geographic areas of the world. The Company currently markets certain of these products under the brand names EPOGEN® (erythropoietin), NEUPOGEN® (G-CSF), Aranesp® (darbepoetin alfa), and Neulasta™ (pegfilgrastim). Kirin-Amgen’s revenues primarily consist of royalty income related to its licensed technology rights. Kirin-Amgen receives royalty income from Amgen, as well as Kirin, Johnson & Johnson, F. Hoffmann-La Roche Ltd (“Roche”), and others under separate product license agreements for certain geographic areas outside of the United States. During the three months ended March 31, 2003 and 2002, Kirin-Amgen earned royalties from Amgen of $45.3 million and $35.2 million, respectively, which are included in “Cost of sales” in the accompanying condensed consolidated statements of operations.

Kirin-Amgen’s expenses primarily consist of costs related to research and development activities conducted on its behalf by Amgen and Kirin. Kirin-Amgen pays Amgen and Kirin for such services at negotiated rates. During the three months ended March 31, 2003 and 2002, Amgen earned revenues from Kirin-Amgen of $26.3 million and $25.2 million, respectively, for certain research and development activities performed on Kirin-Amgen’s behalf, which are included in “Corporate partner revenues” in the accompanying condensed consolidated statements of operations.

AMGEN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The value of the Amgen shares used in determining the purchase price was $58.525 per share based on the average of the closing prices of Amgen common stock for a range of four trading days, two days prior to and two days subsequent to the announcement of the merger. The fair values of stock options issued were also determined based on the $58.525 stock price using the Black-Scholes method assuming an expected weighted average life of 1.5 years, weighted average risk-free rate of 2.1%, volatility of 50%, and no expected dividends.

Purchase price allocation

The purchase price was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The excess of the purchase price over the fair values of assets and liabilities acquired amounted to $9,776.3 million and

AMGEN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

was allocated to goodwill. The Company expects that substantially all of the amount allocated to goodwill will not be deductible for tax purposes.

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed as of the acquisition date (in millions):

Current assets, principally cash and marketable securities	$1,624.6
Deferred tax assets	200.2
Property, plant, and equipment	571.5
In-process research and development	2,991.8
Identifiable intangible assets, principally developed product technology and core technology	4,803.2
Goodwill	9,776.3
Other assets	26.2
Current liabilities	(626.5)
Deferred tax liabilities	(1,595.5)

Net assets	$17,771.8

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

In the first quarter of 2003, goodwill increased by $2.4 million principally due to the impact of adjusting amounts previously accrued under the Company’s various restructuring plans (see “—Restructuring plans” below).

In-process research and development

Approximately $2,991.8 million of the purchase price represents the estimated fair value of projects that, as of the acquisition date, had not reached technological feasibility and had no alternative future use. Accordingly, this amount was immediately expensed in the consolidated statement of operations during the three months ended September 30, 2002. The estimated fair values assigned to IPR&D is comprised of the following projects by therapeutic area (in millions):

Value of IPR&D acquired
Inflammation	$2,160.1
Oncology	726.3
Other	105.4

Total	$2,991.8

AMGEN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

AMGEN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In December 2002, the Company licensed the commercialization rights for Novantrone® in the United States to Serono S.A. for royalties based on future product sales.

Pro forma results of operations

The following unaudited pro forma information for the three months ended March 31, 2002 presents a summary of the Company’s consolidated results of operations as if the Immunex acquisition had taken place at the beginning of 2002 (in millions, except per share information):

Three Month Ended March 31, 2002
Product sales	$1,174.0
Total revenues	1,280.5
Net income	287.0
Pro forma earnings per share:
Basic	$0.22
Diluted	$0.21

The pro forma net income and earnings per share for the three months ended March 31, 2002 exclude the acquired IPR&D charge noted above. The pro forma information is not necessarily indicative of results that would have occurred had the acquisition been in effect for the periods presented or indicative of results that may be achieved in the future.

The impact of the Leukine® sale noted above is reflected in the Company’s purchase price allocation as of July 15, 2002. However, for antitrust reasons, information regarding the results of operations attributable to Leukine® is not reviewable by Amgen, and therefore, has not been excluded from the pro forma results of operations for the three months ended March 31, 2002. Leukine® sales for the three months ended March 31, 2002 were $28.6 million.

Restructuring plans

In connection with the Immunex acquisition, the Company initiated an integration plan to consolidate and restructure certain functions and operations of the pre-acquisition Immunex primarily consisting of the termination and relocation of certain Immunex personnel, termination of certain duplicative and non-strategic Immunex R&D programs, and consolidation of certain Immunex leased facilities. These costs have been recognized as liabilities assumed in the purchase business combination in accordance with EITF Issue No. 95-3 “Recognition of Liabilities in Connection with Purchase Business Combinations” and reflected as an increase to goodwill. The following table summarizes the liabilities established as a result of the acquisition and payments made through March 31, 2003 (in millions):

AMGEN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Balance at 12/31/02	Adjustments	Payments	Balance at 3/31/03
Employee related benefits	$24.1	$1.7	$(12.0)	$13.8
Facility consolidation	30.8	—	(1.1)	29.7

Total	$54.9	$1.7	$(13.1)	$43.5

4.	Stockholders’ equity

Stock repurchase program

The Company has a stock repurchase program primarily to reduce the dilutive effect of its employee stock option and stock purchase plans. Stock repurchased under the program is intended to be retired. During the three months ended March 31, 2003, the Company repurchased 8.2 million shares of its common stock at a total cost of $450.6 million. In June 2002, the Board of Directors authorized the Company to repurchase up to an additional $2.0 billion of common stock through June 30, 2004. At the time of the additional authorization, the Company had approximately $257.1 million remaining under the previous authorized stock repurchase program. The amount the Company spends on and the number of shares repurchased varies based on a variety of factors, including the stock price and blackout periods in which the Company is restricted from repurchasing shares. As of March 31, 2003, $1,391.5 million was available for stock repurchases through June 30, 2004.

Other comprehensive income

SFAS No. 130, “Reporting Comprehensive Income”, requires unrealized gains/losses on the Company’s available-for-sale securities and foreign currency forward contracts which qualify and are designated as cash flow hedges, and foreign currency translation adjustments to be included in other comprehensive income. During the three months ended March 31, 2003 and 2002, total comprehensive income was $470.5 million and $315.9 million, respectively.

5.	Income taxes

The tax rate for the three months ended March 31, 2003 is different from the statutory rate primarily as a result of permanently reinvested earnings of the Company’s foreign operations. The Company does not provide for U.S. income taxes on undistributed earnings of its foreign operations that are intended to be permanently reinvested.

The Company’s income tax returns are routinely audited by the Internal Revenue Service and various state tax authorities. While disputes may arise with these tax authorities, some of which may be significant, the Company believes that adequate tax liabilities have been established for all open audit years.

AMGEN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.	Debt

Commercial Paper

The Company has a commercial paper program which provides for unsecured, short-term borrowings up to an aggregate of $200 million. At December 31, 2002, commercial paper with a face amount of $100 million was outstanding. These borrowings had maturities of less than one month and had effective interest rates averaging 1.4%. The Company paid off all amounts outstanding under its commercial paper program as of March 31, 2003.

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

Holders of the Convertible Notes may convert each of their notes into 8.8601 shares of common stock of the Company (the “conversion rate”) at any time on or before the maturity date, or approximately 35.0 million shares in the aggregate. The conversion price per share at issuance was $80.61. The conversion price per share as of any day will equal the original issuance price plus the accrued original issue discount to that day, divided by the conversion rate, or $81.60 per share as of March 31, 2003. The holders of the Convertible Notes may require the Company to purchase all or a portion of their notes on March 1, 2005, March 1, 2007, March 1, 2012, and March 1, 2017 at a price equal to the original issuance price plus the accrued original issue discount to the purchase dates. The Company may choose to pay the purchase price in cash and/or shares of common stock.

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

AMGEN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.	Acquisition of certain rights from Roche

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

Unless otherwise indicated, the discussions in this report of the results of operations for the three months ended March 31, 2003 and financial condition at March 31, 2003 include the results of operations of Immunex. Comparisons are made to the results of operations for the three months ended March 31, 2002, which include only the historical results of Amgen.

Liquidity and Capital Resources

Cash, cash equivalents, and marketable securities

The Company had cash, cash equivalents, and marketable securities of $4,757.0 million and $4,663.9 million at March 31, 2003 and December 31, 2002, respectively. Of the total cash, cash equivalents, and marketable securities at March 31, 2003, approximately $2.3 billion represents cash generated from operations in foreign tax jurisdictions and is intended for use in such foreign operations (see “Results of Operations- Income taxes”). If these funds are repatriated for use in the Company’s U.S. operations, additional taxes on certain of these amounts would be required to be paid. The Company does not currently anticipate a need to repatriate these funds to the United States.

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

Cash flows

Cash provided by operating activities has been and is expected to continue to be the Company’s primary recurring source of funds. During the three months ended March 31, 2003, operations provided $780.8 million of cash compared with $486.9 million during the same period last year. The increase in cash provided by operating activities during the three months ended March 31, 2003 resulted primarily from higher earnings, excluding depreciation and amortization.

Capital expenditures totaled $268.2 million for the three months ended March 31, 2003 compared with $82.0 million for the same period a year ago. The increase in capital expenditures during the three months ended March 31, 2003 resulted primarily from capital expenditures related to the Puerto Rico manufacturing expansion, the Seattle research center, and the new Rhode Island manufacturing facility.

The Company receives cash from the exercise of employee stock options and proceeds from the sale of stock by Amgen pursuant to the employee stock purchase plans. During the three months ended March 31, 2003, employee stock option exercises and proceeds from the sale of stock by Amgen pursuant to the employee stock purchase plans provided $136.0 million of cash compared with $79.5 million for the same period last year. Proceeds from the exercise of employee stock options will vary from period to period based upon, among other factors, fluctuations in the market value of the Company’s stock relative to the exercise price of such options.

The Company has a stock repurchase program primarily to reduce the dilutive effect of its employee stock option and stock purchase plans. During the three months ended March 31, 2003, the Company repurchased 8.2 million shares of its common stock at a total cost of $450.6 million compared with 12.5 million shares purchased at a cost of $715.3 million during the same period last year. Stock repurchased during the three months ended March 31, 2002 includes 11.3 million shares of common stock repurchased simultaneously with the issuance of the 30-year, zero-coupon senior convertible notes (the “Convertible Notes”) discussed below at a total cost of $650 million. In June 2002, the Board of Directors authorized the Company to repurchase up to an additional $2.0 billion of common stock through June 30, 2004. At the time of the additional authorization, the Company had approximately $257.1 million remaining under the previous authorized stock repurchase program. The amount the Company spends on and the number of shares repurchased varies based on a variety of factors, including the stock price and blackout periods in which the Company is restricted from repurchasing shares. As of March 31, 2003, $1,391.5 million was available for stock repurchases through June 30, 2004.

Debt financing

In March 2002, the Company issued $3.95 billion in aggregate face amount at maturity of Convertible Notes with a yield to maturity of 1.125%. The gross proceeds from the offering were approximately $2.82 billion. The original issue discount of $1.13 billion is being accreted to interest expense over the life of the Convertible Notes using the effective interest method. Debt issuance costs were approximately $56.5 million and are being amortized on a straight-line basis over the life of the notes. The holders of the Convertible Notes may require the Company to purchase all or a portion of their notes on March 1, 2005, March 1, 2007, March 1, 2012, and March 1, 2017 at a price equal to the original issuance price plus the accrued original issue discount to the purchase dates. In such event, the Company may choose to pay the purchase price in cash and/or shares of common stock (see Note 6, “Debt” to the condensed consolidated financial statements).

To provide for financial flexibility and increased liquidity, the Company has established several other sources of debt financing. As of March 31, 2003, the Company had $200 million of unsecured long-term debt securities outstanding. These unsecured long-term debt securities consisted of: 1) $100 million of debt securities that bear interest at a fixed rate of 6.5% and mature in 2007 under a $500 million debt shelf registration (the “Shelf”), and 2) $100 million of debt securities that bear interest at a fixed rate of 8.1% and mature in 2097. In addition, the Company has $23 million of debt securities that bear interest at a fixed rate of 6.2% and mature in 2003, which are classified as current liabilities. The Company’s outstanding long-term debt is rated A2 by Moody’s and A+ by Standard & Poor’s. Under the Shelf, all of the remaining $400 million of debt securities available for issuance may be offered from time to time with terms to be determined by market conditions.

The Company’s sources of debt financing also include a commercial paper program which provides for unsecured short-term borrowings up to an aggregate face amount of $200 million. During the three months ended March 31, 2003, the Company repaid all of the outstanding balances under the Commercial paper program, totaling $100 million. In addition, the Company has an unsecured $150 million committed credit facility with five participating banking institutions that expires on May 28, 2003. This credit facility supports the Company’s commercial paper program. As of March 31, 2003, no amounts were outstanding under this line of credit.

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

Results of Operations

Product sales

Product sales for the three months ended March 31, 2003 primarily consisted of sales of EPOGEN® (Epoetin alfa), Aranesp® (darbepoetin alfa), NEUPOGEN® (Filgrastim), Neulasta™ (pegfilgrastim), and ENBREL® (etanercept). Product sales are influenced by a number of factors, including demand, wholesaler inventory management practices, foreign exchange effects, new product launches, and acquisitions.

For the three months ended March 31, 2003, product sales were $1,635.9 million, an increase of $727.3 million or 80% over the same period last year. This increase was principally driven by ENBREL®, Neulasta™, and Aranesp® sales. Product sales for the three months ended March 31, 2003, excluding ENBREL®, were $1,361.9 million, an increase of $453.3 million or 50% over the same period last year. U.S. product sales for the three months ended March 31, 2003 were $1,427.5 million, an increase of $608.4 million or 74% over the same period last year. International sales for the three months ended March 31, 2003 were $208.4 million, an increase of $118.9 million or 133% over the same period last year. Excluding the beneficial impact of foreign currency exchange rates, international sales increased 97% for the three months ended March 31, 2003. For the three months ended March 31, 2003 and 2002, sales by product and geographic region were as follows (in millions):

	Three months ended March 31,
	2003	2002
EPOGEN®	$547.1	$512.2
Aranesp®—U.S.	157.9	24.5
Aranesp®—International	96.9	14.7
NEUPOGEN®—U.S.	194.0	280.7
NEUPOGEN®—International	90.0	74.3
NeulastaTM—U.S.	252.4	—
NeulastaTM—International	5.5	—
ENBREL®—U.S.	264.5	—
ENBREL®—International	9.5	—
Other product sales	18.1	2.2

Total product sales	$1,635.9	$908.6

Total U.S.	$1,427.5	$819.1
Total International	208.4	89.5

	$1,635.9	$908.6

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

Combined EPOGEN® and Aranesp® sales for the three months ended March 31, 2003 were $801.9 million, an increase of $250.5 million or 45% over combined sales for the same period last year. This increase in combined sales was primarily driven by Aranesp® sales. EPOGEN® sales for the three months ended March 31, 2003 were $547.1 million, an increase of $34.9 million or 7% over EPOGEN® sales for the same period last year. The growth in reported EPOGEN® sales was due to a favorable revised estimate of dialysis demand for 2002, which the Company refers to as spillover (see Note 1, “Summary of significant accounting policies— Product sales” and “Summary of Critical Accounting Policies—EPOGEN® revenue recognition”). This revised estimate was based on independent data and indicated that dialysis use for Epoetin alfa was greater in 2002 than initially estimated. During the three months ended March 31, 2003, EPOGEN® demand declined slightly from the same period last year.

Worldwide Aranesp® sales for the three months ended March 31, 2003 were $254.8 million. Aranesp® sales in the United States for the three months ended March 31, 2003 were $157.9 million. The increase in U.S. Aranesp® sales over the same period last year was principally driven by demand, reflecting the mid-year 2002 approval of Aranesp® for the treatment of chemotherapy-induced anemia, and to a lesser extent, favorable wholesaler inventory changes. International Aranesp® sales were $96.9 million. The increase in international Aranesp® sales over the same period last year was principally driven by demand, and to a lesser extent, favorable changes in foreign currency exchange rates.

NEUPOGEN®/Neulasta™

The Company launched Neulasta™ in the United States in April 2002 to decrease the incidence of infection, as manifested by febrile neutropenia in patients with non-myeloid malignancies receiving myelosuppressive anti-cancer drugs associated with a clinically significant incidence of febrile neutropenia. In August 2002, the European Commission approved Neulasta™ for the reduction in the duration of neutropenia and the incidence of febrile neutropenia in patients with cytotoxic chemotherapy for malignancy. In January 2003, the Company commenced launching Neulasta™ in Europe on a country-by-country basis as reimbursement was established.

Combined worldwide Neulasta™ and NEUPOGEN® sales for the three months ended March 31, 2003 were $541.9 million, an increase of $186.9 million or 53%, over NEUPOGEN® only sales for the same period last year. The Company believes that the increase in combined sales for Neulasta™ and NEUPOGEN® for the three months ended March 31, 2003 was primarily driven by demand for Neulasta™, which reflects the conversion of NEUPOGEN® patients to Neulasta™ in the United States and to a lesser extent, patient population growth. Worldwide Neulasta™ sales for the three months ended March 31, 2003 were $257.9 million.

Worldwide NEUPOGEN® sales for the three months ended March 31, 2003 were $284.0 million, a decrease of $71.0 million or 20% over the same period last year. For the three months ended March 31, 2003, U.S. NEUPOGEN® sales were $194.0 million, a decrease of $86.7 million or 31% over sales for the same period last year. This decrease was primarily due to a decline in U.S. NEUPOGEN® demand of approximately 30% primarily due to the conversion of patients from NEUPOGEN® to Neulasta™ (see “Financial Outlook- Trends expected to impact future operations”). For the three months ended March 31, 2003, international NEUPOGEN® sales were $90.0 million, an increase of $15.7 million or 21% over international NEUPOGEN® sales in the same period last year. The increase in international NEUPOGEN® sales is principally due to favorable changes in foreign currency exchange rates, and to a lesser extent, higher demand.

ENBREL®

ENBREL® sales for the three months ended March 31, 2003 were $274.0 million. The Company believes that as ENBREL® supply increased following FDA approval of the Rhode Island manufacturing facility, additional demand was met. ENBREL® demand was primarily driven by the addition of new patients, the transition of patients off the prospective patient list onto the product, and to a lesser extent, the conversion of some Radius II trial patients from clinical trial product to commercial drug.

Royalty income

The majority of royalty income earned by Amgen relates to amounts received from sales of Epoetin alfa by Johnson & Johnson in the United States for use in non-dialysis settings. Additionally in December 2002, the Company licensed the commercialization rights for Novantrone® in the United States to Serono S.A. for royalties based on future product sales. Royalty income was $91.4 million for the three months ended March 31, 2003, an increase of $23.0 million or 34% over the same period last year. This increase was principally due to royalties earned from Serono S.A. relating to its sales of Novantrone® and, to a lesser extent, higher royalties earned from Johnson & Johnson relating to its sales of Epoetin alfa.

Cost of sales

Cost of sales for the three months ended March 31, 2003 were $283.3 million. The increase in cost of sales over the same period last year was primarily due to increased sales and the shift in product mix principally due to ENBREL®. Cost of sales as a percentage of product sales was 17.3% and 11.4% for the three months ended March 31, 2003 and 2002, respectively. This increase was principally due to the inclusion of ENBREL®. ENBREL® has higher manufacturing costs and royalty expense compared to Amgen’s other products. Additionally, manufacturing costs of the Rhode Island production facility are greater than those of the Company’s contract manufacturer. Also, to a lesser extent, the Company’s newly launched products increased cost of sales as a percentage of sales due to higher costs compared to the Company’s core products, EPOGEN® and NEUPOGEN®. Cost of sales for the three months ended March 31, 2003 includes approximately $4.9 million of compensation costs payable under the Immunex Corporate Retention Plan.

Research and development

During the three months ended March 31, 2003, research and development (“R&D”) expenses increased $147.9 million or 73% over the same period last year primarily due to higher staff-related costs and higher outside R&D costs, principally clinical trials, and to a lesser extent, higher clinical manufacturing costs. This increase was due in part to the Immunex acquisition. During the three months ended March 31, 2003, staff-related costs and outside R&D costs increased approximately $66 million and $61 million, respectively, excluding the impact of clinical manufacturing activities. During the three months ended March 31, 2003, clinical manufacturing costs increased approximately $21 million. Staff-related costs for the three months ended March 31, 2003 includes approximately $9.7 million of compensation costs payable under the Immunex Corporate Retention Plan.

Selling, general and administrative

During the three months ended March 31, 2003, selling, general and administrative (“SG&A”) expenses increased $144.3 million or 59% over the same period last year. This increase was primarily due to higher staff-related costs and outside marketing expenses in support of ENBREL®, the Wyeth profit share, and support of new product launches. During the three months ended March 31, 2003, staff-related costs increased approximately $72 million, including $4.8 million of compensation costs payable under the Immunex Corporate Retention Plan, and outside marketing expenses increased approximately $71 million.

Amortization of intangible assets

During the three months ended March 31, 2003, amortization expense related to the intangible assets acquired in connection with the Immunex acquisition was $83.9 million. Amortization of intangible assets is provided over their estimated useful lives ranging from 7 to 15 years on a straight-line basis.

Interest and other income, net

During the three months ended March 31, 2003, interest and other income, net decreased $10.9 million or 25% from the same period last year. This decrease was primarily due to lower realized gains on investments.

Income taxes

The Company’s effective tax rate for the three months ended March 31, 2003 was 28.3%, compared with 31.0% for the same period last year.

During 2002, the company restructured its Puerto Rico manufacturing operations using a controlled foreign corporation. As permitted in APB 23, the company does not provide U.S. income taxes on the controlled foreign corporation’s undistributed earnings that are intended to be permanently reinvested outside the U.S. In addition, the Puerto Rico manufacturing operations were entitled to a possession tax credit for a portion of 2002.

The Company’s effective tax rate for the three months ended March 31, 2003 has decreased primarily due to an increase in the amount of permanently reinvested foreign earnings and amortization expense of acquired intangible assets partially offset by the loss of the possession tax credit.

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

EPOGEN® revenue recognition

The Company has the exclusive right to sell Epoetin alfa for dialysis, certain diagnostics, and all non-human, non-research uses in the United States. Amgen has granted to Johnson & Johnson a license relating to Epoetin alfa for sales in the United States for all human uses except dialysis and diagnostics. Pursuant to this license, the Company and Johnson & Johnson are required to compensate each other for Epoetin alfa sales that either party makes into the other party’s exclusive market, sometimes referred to as “spillover”. Accordingly, Amgen does not recognize product sales it makes into the exclusive market of Johnson & Johnson and does recognize the product sales made by Johnson & Johnson into Amgen’s exclusive market. Sales in Amgen’s exclusive market are derived from the Company’s sales to its customers, as adjusted for spillover. The Company is employing an arbitrated audit methodology to measure each party’s spillover based on independent third-party data on shipments to end users and their estimated usage. Data on end user usage is derived in part using market sampling techniques, and accordingly, the results of such sampling can produce variability in the amount of recognized spillover. The Company initially recognizes spillover based on estimates of shipments to end users and their usage, utilizing historical third-party data and subsequently adjusts such amounts based on revised third-party data as received. Differences between initial estimates of spillover and amounts based on revised third-party data could produce materially different amounts for recognized EPOGEN® sales. However, such differences to date have not been material to the consolidated financial statements.

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

Financial Outlook

Liquidity and capital resources

The Company estimates spending on capital projects and equipment to be approximately $1.3 billion to $1.5 billion for 2003, which reflects higher spending on capital projects including the Puerto Rico manufacturing expansion, the Seattle research center, and the new Rhode Island manufacturing plant.

Results of operations

In the future, the Company expects growth of its businesses to be driven by new products, primarily Aranesp®, ENBREL®, and Neulasta™ (see “Forward looking statements and factors that may affect Amgen”).

EPOGEN®

EPOGEN® is approved in the United States for the treatment of anemia associated with chronic renal failure. The Company believes EPOGEN® sales growth will come primarily from underlying patient population growth and to a lesser extent, by improving patient outcomes. Patients receiving treatment for end-stage renal disease are covered primarily under medical programs provided by the federal government. The Company believes future EPOGEN® sales growth may also be affected by future changes in reimbursement rates or a change in the basis for reimbursement by the federal government. EPOGEN® may compete with Aranesp® in the United States as health care providers may use Aranesp® to treat anemia associated with chronic renal failure instead of EPOGEN®.

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

The Company believes future Aranesp® sales growth will be dependent, in part, on such factors as: the effects of competitive products or therapies, penetration of existing and new market opportunities, and changes in foreign currency exchange rates. In addition, future worldwide Aranesp® sales growth may be affected by cost containment pressures from governments and private insurers on health care providers, as well as the availability of reimbursement by third-party payors, including governments and private insurance plans. For example, effective January 1, 2003, the Centers for Medicare and Medicaid Services (“CMS”) instituted certain changes to its payment system that included a rule setting a significantly reduced reimbursement rate for Aranesp® for Medicare patients in the hospital outpatient setting. While the Company believes that this new rule is based on inaccurate information, the Company cannot predict whether it will be successful in correcting inaccuracies underlying this rule, or if such reimbursement changes for Aranesp® in this setting may impact reimbursement in other settings, by other payors, or for its other products. The hospital outpatient Medicare setting accounts for approximately 10% of U.S. revenues of Aranesp®.

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

The Company believes future NEUPOGEN® and Neulasta™ sales growth will depend on penetration of existing markets, the conversion of NEUPOGEN® patients to Neulasta™, patient population growth, price increases, the effects of competitive products or therapies, the development of new treatments for cancer, and changes in foreign currency exchange rates. In addition, future worldwide sales growth may be affected by cost containment pressures from governments and private insurers on health care providers, as well as the availability of reimbursement by third-party payors, including governments and private insurance plans. Further, chemotherapy treatments that are less myelosuppressive may require less NEUPOGEN®/Neulasta™. NEUPOGEN® competes with Neulasta™ in the United States and Europe. The Company believes that U.S. NEUPOGEN® sales have and will continue to be adversely impacted by the launch of Neulasta™, however the Company cannot accurately predict the extent to which healthcare providers will use Neulasta™ instead of NEUPOGEN® or the timing or rate of this conversion.

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

ENBREL® is currently marketed in the United States and Canada under a co-promotion agreement with Wyeth and, accordingly, Wyeth receives a share of the profits from sales of ENBREL®. In late December 2002, the FDA approved the Rhode Island manufacturing facility and the related third-party fill and finish facilities. Because of these plant approvals, additional supply of ENBREL® is available to patients.

Trends expected to impact future operations

Future operating results of the Company may be impacted by a number of factors. The following trends in our business are expected to impact our future liquidity and results of operations:

•	combined NEUPOGEN® and Neulasta™ sales are expected to increase; however, U.S. NEUPOGEN® sales are expected to continue to decrease due to conversion of patients to Neulasta™

•	SG&A expenses are expected to continue to be impacted by seasonal trends in the fourth quarter that increase expenses over the three prior quarters

•	reported sales in the first quarter for each of EPOGEN® and combined NEUPOGEN®/Neulasta™ have tended to be comparable or slightly less than respective reported sales in the fourth quarter of the previous year

•	non-cash amortization expense of acquired identifiable intangible assets, principally related to ENBREL®, will be approximately $340 million, pre-tax, on an annual basis

Forward looking statements and factors that may affect Amgen

This report and other documents we file with the Securities and Exchange Commission (“SEC”) contain forward looking statements that are based on current expectations, estimates, forecasts and projections about us, our future performance, our business or others on our behalf, our beliefs and our management’s assumptions. In addition, we, or others on our behalf, may make forward looking statements in press releases or written statements, or in our communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls, and conference calls. Words such as “expect,” “anticipate,” “outlook,” “could,” “target,” “project,” “intend,” “plan,” “believe,” “seek,” “estimate,” “should,” “may,” “assume,” “continue,” variations of such words and similar expressions are intended to identify such forward looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict. We have based our forward looking statements on our management’s beliefs and assumptions based on information available to our management at the time the statements are made. We caution you that actual outcomes and results may differ materially from what is expressed, implied, or forecast by our forward looking statements. Reference is made in particular to forward looking statements regarding product sales, expenses, earnings per share, liquidity and capital resources, and trends. Except as required under the federal securities laws and the rules and regulations of the SEC, we do not have any intention or obligation to update publicly any forward looking statements after the distribution of this report, whether as a result of new information, future events, changes in assumptions, or otherwise.

The following items are representative of the risks, uncertainties, and assumptions that could affect the outcome of the forward looking statements.

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

If reimbursement for our marketed products changes adversely or if we fail to obtain adequate reimbursement for our other current or future products, health care providers may limit how much or under what circumstances they will administer them, which could reduce the use of our products or cause us to reduce the price of our products. This could result in lower product sales or revenues which could have a material adverse effect on us and our results of operations. For example, in the United States the use of EPOGEN® in connection with treatment for end-stage renal disease is funded primarily by the U.S. federal government. In early 1997, CMS instituted a reimbursement change for EPOGEN® which materially and adversely affected our EPOGEN® sales until the policies were revised.

Our current products and products in development cannot be sold if we do not obtain and maintain regulatory approval.

We conduct research, preclinical testing, and clinical trials and we manufacture and contract manufacture our product candidates. We also manufacture and contract manufacture, price, sell, distribute, and market or co-market our products for their approved indications. These activities are subject to extensive regulation by numerous state and federal governmental authorities in the United States, such as the FDA and CMS, as well as in foreign countries, including Europe. Currently, we are required in the United States and in foreign countries to obtain approval from those countries’ regulatory authorities before we can market and sell our products in those countries. In our experience, obtaining regulatory approval is costly and takes many years, and after it is obtained, it remains costly to maintain. The FDA and other U.S. and foreign regulatory agencies have substantial discretion to terminate clinical trials, require additional testing, delay or withhold registration and marketing approval, require changes in labeling of our products, and mandate product withdrawals. Substantially all of our marketed products are currently approved in the United States and most are approved in Europe and in other foreign countries for specific uses. We currently manufacture and market all our approved products, and we plan to manufacture and market many of our potential products. Even though we have obtained regulatory approval for our marketed products, these products and our manufacturing processes are subject to continued review by the FDA and other regulatory authorities. In addition, ENBREL® is manufactured both by us at our Rhode Island manufacturing facility and by a third-party contract manufacturer, Boehringer Ingelheim Pharma KG (“BI Pharma”), and fill and finish of bulk product produced at our Rhode Island manufacturing facility is done by third-party service providers. BI Pharma and these third-party service providers are subject to FDA regulatory authority. See “—Our sources of supply for ENBREL® are limited.” In addition, later discovery of unknown problems with our products or manufacturing processes or those of our contract manufacturers or third-party service providers could result in restrictions on such products or manufacturing processes, including potential withdrawal of the products from the market. If regulatory authorities determine that we or our contract manufacturers or third-party service providers have violated regulations or if they restrict, suspend, or revoke our prior approvals, they could prohibit us from manufacturing or selling our marketed products until we or our contract manufacturers or third-party service providers comply or indefinitely. In addition, if regulatory authorities determine that we have not complied with regulations in the research and development of a product candidate, then they may not approve the product candidate and we will not be able to market and sell it. If we are unable to market and sell our products or product candidates, our business and results of operations would be materially and adversely affected.

If our intellectual property positions are challenged, invalidated or circumvented, or if we fail to prevail in present and future intellectual property litigation, our business could be adversely affected.

The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and often involve complex legal, scientific, and factual questions. To date, there has emerged no consistent policy regarding breadth of claims allowed in such companies’ patents. Third parties may challenge, invalidate, or circumvent our patents and patent applications relating to our products, product candidates, and technologies. In addition, our patent positions might not protect us against competitors with similar products or technologies because competing products or technologies may not infringe our patents. For certain of our product candidates, there are third parties who have patents or pending patents that they may claim prevent us from commercializing these product candidates in certain territories. Patent disputes are frequent, costly, and can preclude commercialization of products. We are currently, and in the future may be, involved in patent litigation. For example, we are involved in ongoing patent infringement lawsuits against Transkaryotic Therapies, Inc. (“TKT”) and Aventis with respect to our erythropoietin patents. If we ultimately lose these or other litigations we could be subject to competition and/or significant liabilities, we could be required to enter into third-party licenses for the infringed product or technology, or we could be required to cease using the technology or product in dispute. In addition, we cannot guarantee that such licenses will be available on terms acceptable to us.

Our success depends in part on our ability to obtain and defend patent rights and other intellectual property rights that are important to the commercialization of our products and product candidates. We have filed applications for a number of patents and have been granted patents or obtained rights relating to erythropoietin, recombinant G-CSF, darbepoetin alfa, pegfilgrastim, etanercept, and our other products and potential products. We market our erythropoietin, recombinant G-CSF, darbepoetin alfa, pegfilgrastim, and etanercept products as EPOGEN®, NEUPOGEN®, Aranesp®, Neulasta™, and ENBREL®, respectively. In the United States, we have been issued or obtained rights to several patents relating to erythropoietin that generally cover DNA and host cells, processes for making erythropoietin, various product claims to erythropoietin, cells that make levels of erythropoietin, and pharmaceutical compositions of erythropoietin. We have also been issued or obtained rights to U.S. patents relating to G-CSF that cover aspects of DNA, vectors, cells, processes, polypeptides, methods of treatment using G-CSF polypeptides, methods of enhancing bone marrow transplantation and treating burn wounds, methods for recombinant production of G-CSF, and analogs of G-CSF. We have been issued or obtained rights to U.S. and European patents relating to pegfilgrastim (pegylated G-CSF). We also have been granted or obtained rights to a patent in Europe relating to erythropoietin, a patent in Europe relating to G-CSF, two patents in Europe relating to darbepoetin alfa and hyperglycosylated erythropoietic proteins, and a patent in the United States and a patent in Europe relating to anakinra. We have been granted or have obtained rights to patents relating to etanercept in the United States that generally cover DNA (issued in 1995 and 2000); products (issued in 1999 and 2001); and processes for using (issued in 1997). These patents have varying expiration dates; with the latest U.S. etanercept related patent expiring in 2014. We have been granted or have obtained rights to patents relating to etanercept in Europe. The latest European patent relating to etanercept expires in 2011.

Limits on supply for ENBREL® may constrain ENBREL® sales.

U.S. and Canadian supply of ENBREL® is impacted by many manufacturing and production variables, such as the timing and actual number of production runs, production success rate, bulk drug yield, and the timing and outcome of product quality testing. For example, in the second quarter of 2002, the prior co-marketer with respect to ENBREL®, experienced a brief period where no ENBREL® was available to fill patient prescriptions, primarily due to variation in the expected production yield from BI Pharma. Once supply of ENBREL® became available, the prior co-marketer resumed filling orders on a first come, first served basis. If we are at any time unable to provide an uninterrupted supply of ENBREL® to patients, we may lose patients, physicians may elect to prescribe competing therapeutics instead of ENBREL®, our ENBREL® sales will be adversely affected, any of which could materially and adversely affect our results of operations. See “—We are dependent on third parties for a significant portion of our supply and the fill and finish of ENBREL®.” and “—Our sources of supply for ENBREL® are limited.”

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

In addition, we are dependent on third parties for fill and finish of ENBREL® bulk drug manufactured at our Rhode Island facility. If third-party fill and finish service providers are unable to provide sufficient capacity or otherwise unable to provide services to us, then supply of ENBREL® could be adversely affected. See “—Limits on supply for ENBREL® may constrain ENBREL® sales.” and “—Our sources of supply for ENBREL® are limited.”

Our sources of supply for ENBREL® are limited.

ENBREL® supply for the United States and Canada is produced by us at our Rhode Island facility and by BI Pharma, currently our sole source third-party supplier. See “—We are dependent on third parties for a significant portion of our supply and the fill and finish of ENBREL®.” In addition, our current plan includes construction of an additional large-scale cell culture commercial manufacturing facility at the site of the current Rhode Island manufacturing facility. We have entered into a manufacturing agreement with Genentech, Inc. (“Genentech”) to produce ENBREL® at Genentech’s manufacturing facility in South San Francisco, California. The manufacturing facility is subject to FDA approval, which the parties hope to obtain in 2004. Under the terms of the agreement, Genentech will produce ENBREL® through 2005, with an extension through 2006 by mutual agreement. In addition, Wyeth is constructing a new manufacturing facility in Ireland, which is expected to increase the U.S. and Canadian supply of ENBREL®. If additional manufacturing capacity at the Rhode Island site, or pursuant to the Genentech agreement, or if the Ireland manufacturing facility is not completed, or if these manufacturing facilities do not receive FDA approval before we encounter supply constraints, our ENBREL® sales would be restricted which could have a material adverse effect on our results of operations.

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

We intend to continue an aggressive research and development program. Successful product development in the biotechnology industry is highly uncertain, and very few research and development projects produce a commercial product. Product candidates that appear promising in the early phases of development, such as in early human clinical trials, may fail to reach the market for a number of reasons, such as:

•	the product candidate did not demonstrate acceptable clinical trial results even though it demonstrated positive preclinical trial results

•	the product candidate was not effective in treating a specified condition or illness

•	the product candidate had harmful side effects on humans

•	the necessary regulatory bodies, such as the FDA, did not approve our product candidate for an intended use

•	the product candidate was not economical for us to manufacture and commercialize

•	other companies or people have or may have proprietary rights to our product candidate, such as patent rights, and will not let us sell it on reasonable terms, or at all

•	the product candidate is not cost effective in light of existing therapeutics

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

We have an aggressive growth plan that includes substantial and increasing investments in research and development, sales and marketing, and facilities. Our plan has a number of risks, some of which we cannot control. For example:

•	we will need to generate higher revenues to cover a higher level of operating expenses, and our ability to do so may depend on factors that we do not control

•	we will need to attract and assimilate a large number of new employees

•	we will need to manage complexities associated with a larger and faster growing organization

•	we will need to accurately anticipate demand for the products we manufacture and maintain adequate manufacturing capacity, and our ability to do so may depend on factors that we do not control

Of course, there may be other risks and we cannot guarantee that we will be able to successfully manage these or other risks.

Our stock price is volatile, which could adversely affect your investment.

Our stock price, like that of other biotechnology companies, is highly volatile. For example, in the fifty-two weeks prior to March 31, 2003, the trading price of our common stock has ranged from a high of $61.48 per share to a low of $30.57 per share. Our stock price may be affected by such factors as:

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

On July 15, 2002, we merged with Immunex Corporation. The success of our merger with Immunex will depend, in part, on our ability to realize the anticipated synergies, cost savings, and growth opportunities from integrating the businesses of Immunex with the businesses of Amgen. Our success in realizing these benefits and the timing of this realization depend upon the successful integration of the operations of Immunex. The integration of two independent companies is a complex, costly, and time-consuming process. The difficulties of combining the operations of the companies include, among others:

•	consolidating research and development and manufacturing operations

•	retaining key employees

•	consolidating corporate and administrative infrastructures

•	coordinating sales and marketing functions

•	preserving ours and Immunex’s research and development, distribution, marketing, promotion, and other important relationships

•	minimizing the diversion of management’s attention from ongoing business concerns

•	coordinating geographically separate organizations

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

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Certain of the Company’s legal proceedings are reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, with material developments since that report described below. While it is not possible to predict accurately or to determine the eventual outcome of these matters, the Company believes that the outcome of these proceedings will not have a material adverse effect on the annual financial statements of the Company.

Average Wholesale Price Litigation

State of Nevada v. American Home Products Corporation, et al. The Massachusetts District Court conducted a hearing on the Motion to Remand on March 7, 2003.

State of Montana ex rel. Mike McGrath, Attorney General v. Abbott Laboratories, et al. The Massachusetts District Court conducted a hearing on the Motion to Remand on March 7, 2003

John Rice, et al. v. Abbott Laboratories, Inc., et al., Constance Thompson, et al. v. Abbott Laboratories, Inc., et al., Ronald Turner, et al. v. Abbott Laboratories, Inc., et al., and Congress of California Seniors, et al. v. Abbott Laboratories, Inc., et al. These actions were consolidated into In Re Pharmaceutical Average Wholesale Price Litigation, MDL No. 1456 in the U.S. District Court, District of Massachusetts (Judge Patti Saris) by the Judicial Panel on Multi-District Litigation.

Item 6.    Exhibits and Reports on Form 8-K

(a) Reference is made to the Index to Exhibits included herein.

(b) Reports on Form 8-K.

The Company did not file any Current Reports on Form 8-K for the three months ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMGEN INC. (Registrant)

Date:	5/2/03	By:	/s/ RICHARD D. NANULA
Richard D. Nanula Executive Vice President, Finance, Strategy and Communications, and Chief Financial Officer

Date:	5/2/03	By:	/s/ BARRY D. SCHEHR
Barry D. Schehr Vice President, Financial Operations, and Chief Accounting Officer

CERTIFICATIONS

I, Kevin W. Sharer, Chairman, Chief Executive Officer and President of Amgen Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Amgen Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date: 5/2/03

/s/ KEVIN W. SHARER
Kevin W. Sharer Chairman, Chief Executive Officer And President

CERTIFICATIONS

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

Date: 5/2/03

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

4.7	6.50% Notes Due December 1, 2007 described in Exhibit 4.6. (11)

4.8	Corporate Commercial Paper—Master Note between and among Amgen Inc., as Issuer, Cede & Co., as nominee of The Depository Trust Company and Citibank, N.A. as Paying Agent. (12)

4.9	Shareholders’ Rights Agreement dated as of December 16, 2001 by and among Amgen Inc., Wyeth (formerly American Home Products Corporation), MDP Holdings, Inc., and Lederle Parenterals, Inc. (25)

4.10	Indenture, dated as of March 1, 2002, between Amgen Inc. and LaSalle Bank National Association. (27)

4.11	Form of Liquid Yield Option™ Note due 2032. (27)

4.12	Registration Rights Agreement, dated as of March 1, 2002, between Amgen Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated. (27)

10.1+*	Company’s Amended and Restated 1991 Equity Incentive Plan, effective March 2003.

10.2+	Company’s Amended and Restated 1997 Equity Incentive Plan, effective July 15, 2002. (36)

10.3	Shareholder’s Agreement of Kirin-Amgen, Inc., dated May 11, 1984, between the Company and Kirin Brewery Company, Limited. (20)

Exhibit No.	Description

10.4	Amendment Nos. 1, 2, and 3, dated March 19, 1985, July 29, 1985 and December 19, 1985, respectively, to the Shareholder’s Agreement of Kirin-Amgen, Inc., dated May 11, 1984. (17)

10.5	Product License Agreement, dated September 30, 1985, and Technology License Agreement, dated, September 30, 1985 between the Company and Ortho Pharmaceutical Corporation. (17)

10.6	Product License Agreement, dated September 30, 1985, and Technology License Agreement, dated September 30, 1985 between Kirin-Amgen, Inc. and Ortho Pharmaceutical Corporation. (17)

10.7+	Company’s Amended and Restated Employee Stock Purchase Plan. (17)

10.8	Research, Development Technology Disclosure and License Agreement PPO, dated January 20, 1986, by and between the Company and Kirin Brewery Co., Ltd. (1)

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

10.22	G-CSF United States License Agreement dated June 1, 1987 (effective July 1, 1986) between Kirin-Amgen, Inc. and the Company. (20)

10.23	Amendment No. 1 dated October 20, 1988 to Kirin-Amgen, Inc./Amgen G-CSF United States License Agreement dated June 1, 1987 (effective July 1, 1986). (20)

10.24	Amendment No. 2 dated October 17, 1991 (effective November 13, 1990) to Kirin-Amgen, Inc./Amgen G-CSF United States License Agreement dated June 1, 1987 (effective July 1, 1986). (20)

10.25	Amendment No. 10 dated March 1, 1996 to the Shareholders’ Agreement of Kirin-Amgen, Inc. dated May 11, 1984. (20)

10.26+	Amgen Inc. Change of Control Severance Plan effective as of October 20, 1998. (14)

Exhibit No.	Description

10.27	Preferred Share Rights Agreement, dated as of December 12, 2000, between Amgen Inc. and American Stock Transfer and Trust Company, as Rights Agent. (19)

10.28+	First Amendment, effective January 1, 1998, to the Company’s Amended and Restated Employee Stock Purchase Plan. (10)

10.29	Amendment No. 11 dated March 20, 2000 to the Shareholders’ Agreement of Kirin-Amgen, Inc. dated May 11, 1984. (20)

10.30+	Agreement between Amgen Inc. and Dr. Fabrizio Bonanni, dated March 3, 1999. (16)

10.31	Amendment No. 1 dated June 1, 1987 to Kirin-Amgen, Inc./Amgen G-CSF European License Agreement dated December 30, 1986. (20)

10.32	Amendment No. 2 dated March 15, 1988 to Kirin-Amgen, Inc./Amgen G-CSF European License Agreement dated December 30, 1986. (20)

10.33	Amendment No. 3 dated October 20, 1988 to Kirin-Amgen, Inc./Amgen G-CSF European License Agreement dated December 30, 1986. (20)

10.34	Amendment No. 4 dated December 29, 1989 to Kirin-Amgen, Inc./Amgen G-CSF European License Agreement dated December 30, 1986. (20)

10.35+	Company’s Amended and Restated 1987 Directors’ Stock Option Plan. (7)

10.36+*	Amgen Inc. Amended and Restated 1993 Equity Incentive Plan (formerly known as the Immunex Corporation 1993 Stock Option Plan).

10.37+	Amgen Inc. Executive Incentive Plan. (28)

10.38+	Promissory Note of Dr. Fabrizio Bonanni, dated August 7, 1999. (16)

10.39+	Promissory Note of Dr. Fabrizio Bonanni, dated October 29, 1999. (16)

10.40+	2002 Special Severance Pay Plan for Amgen Employees. (35)

10.41+	Agreement between Amgen Inc. and Mr. Gordon M. Binder, dated May 10, 2000. (17)

10.42	Amendment No. 6 dated May 11, 1984 to the Shareholders’ Agreement of Kirin-Amgen, Inc. dated May 11, 1984. (20)

10.43	Amendment No. 7 dated July 17, 1987 (effective April 1, 1987) to the Shareholders’ Agreement of Kirin-Amgen, Inc. dated May 11, 1984. (20)

10.44	Amendment No. 8 dated May 28, 1993 (effective November 13, 1990) to the Shareholders’ Agreement of Kirin-Amgen, Inc. dated May 11, 1984. (20)

10.45	Amendment No. 9 dated December 9, 1994 (effective June 14, 1994) to the Shareholders’ Agreement of Kirin-Amgen, Inc. dated May 11, 1984. (20)

10.46+	Agreement between Amgen Inc. and Mr. George J. Morrow, dated March 3, 2001. (21)

10.47+	Promissory Note of Mr. George J. Morrow, dated March 11, 2001. (21)

10.48+	Agreement between Amgen Inc. and Dr. Roger M. Perlmutter, M.D., Ph.D., dated March 5, 2001. (21)

10.49+	Agreement between Amgen Inc. and Mr. Brian McNamee, dated May 5, 2001. (22)

10.50+	Agreement between Amgen Inc. and Mr. Richard Nanula, dated May 15, 2001. (22)

10.51+	Promissory Note of Mr. Richard Nanula, dated June 27, 2001. (22)

10.52+	Promissory Note of Dr. Roger M. Perlmutter, dated June 29, 2001. (22)

10.53+	Second Amendment to the Amgen Retirement and Savings Plan as amended and restated effective October 23, 2000. (23)

10.54+	Second Amendment to the Amgen Inc. Change of Control Severance Plan. (23)

10.55+	First Amendment to the Amgen Supplemental Retirement Plan as amended and restated effective November 1, 1999. (23)

10.56+	Agreement between Amgen Inc. and Dr. George Morstyn, dated July 19, 2001. (23)

10.57+	Promissory Note of Mr. Brian McNamee, dated May 30, 2001. (23)

10.58+	Restricted Stock Purchase Agreement between Amgen Inc. and Mr. Richard Nanula, dated May 16, 2001. (23)

Exhibit No.	Description

10.59+	Restricted Stock Purchase Agreement between Amgen Inc. and Dr. Roger M. Perlmutter, dated January 8, 2001. (23)

10.60+	Agreement between Amgen Inc. and Dr. Beth C. Seidenberg, dated December 21, 2001. (26)

10.61+	Amendment to Agreement between Amgen Inc. and Dr. Beth C. Seidenberg, dated December 21, 2001. (26)

10.62+	Second Amendment to the Amgen Supplemental Retirement Plan (As Amended and Restated Effective November 1, 1999), effective January 1, 2002. (26)

10.63+	Third Amendment to the Amgen Retirement and Savings Plan (as amended and restated effective October 23, 2000), effective February 1, 2002. (26)

10.64+	Amgen Inc. Executive Nonqualified Retirement Plan, effective January 1, 2001. (26)

10.65+	Nonqualified Deferred Compensation Plan, effective January 1, 2002. (26)

10.66	Shareholder voting agreement dated as of December 16, 2001 by and among Amgen Inc., Wyeth (formerly American Home Products Corporation), MDP Holdings, Inc., and Lederle Parenterals, Inc. (24)

10.67+	Agreement between Amgen Inc. and Dr. Joseph Miletich, dated March 22, 2002. (29)

10.68+	Restricted Stock Purchase Agreement between Amgen Inc. and Dr. Joseph Miletich, dated April 1, 2002. (29)

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

10.71+*	Amgen Inc. Amended and Restated 1999 Equity Incentive Plan (formerly known as the Immunex Corporation 1999 Stock Option Plan).

10.72+	Amgen Inc. Amended and Restated 1999 Stock Purchase Plan (formerly known as the Immunex Corporation 1999 Stock Purchase Plan). (32)

10.73+	Immunex Corporation Stock Option Plan for Nonemployee Directors, as amended. (32)

10.74+	Amgen Inc. Profit Sharing 401(k) Plan and Trust (formerly know as the Immunex Corporation Profit Sharing 401(k) Plan and Trust). (32)

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

10.78	Asset Purchase Agreement, dated May 2, 2002, by and between Immunex Corporation and Schering Aktiengesellschaft (with certain confidential information deleted therefrom). (35)

10.79	Amendment No. 1 to the Asset Purchase Agreement dated as of June 25, 2002, by and between Immunex Corporation and Schering Aktiengesellschaft. (35)

Exhibit No.	Description

10.80	Amendment No. 2 to the Asset Purchase Agreement dated as of July 17, 2002, by and between Immunex Corporation and Schering Aktiengesellschaft. (35)

10.81+	Promissory Note of Ms. Beth Seidenberg, dated March 20, 2002. (35)

10.82+	Agreement between Amgen Inc. and Edward Fritzky, dated July 15, 2002. (35)

10.83+	Restricted Stock Purchase Agreement between Amgen Inc. and Edward Fritzky, dated July 15, 2002. (35)

10.84+	Stock Option Agreement between Amgen Inc. and Edward Fritzky, dated July 15, 2002. (35)

10.85+	Agreement between Amgen Inc. and Dr. Douglas Williams, dated July 15, 2002. (35)

10.86+	Promissory Note of Dr. Hassan Dayem, dated July 10, 2002. (35)

10.87

Amendment No. 3 to the ENBREL® Supply Agreement among Immunex Corporation, American Home Products Corporation and Boehringer Ingelheim Pharma KG, dated December 18, 2002 (with certain confidential information deleted therefrom). (38)

10.88+	Amgen Limited Sharesave Plan. (37)

10.89+	Amgen Limited 2000 UK Company Employee Share Option Plan. (38)

10.90+	Restricted Stock Purchase Agreement between Amgen Inc. and Dr. Beth C. Seidenberg, dated January 14, 2002 and First Amendment thereto dated September 20, 2002. (38)

* Filed herewith.

+ Management contract or compensatory plan or arrangement.

(1)	Filed as an exhibit to Amendment No. 1 to Form S-1 Registration Statement (Registration No. 33-3069) on March 11, 1986 and incorporated herein by reference.
(2)	Filed as an exhibit to Form 8 amending the Quarterly Report on Form 10-Q for the quarter ended June 30, 1988 on August 25, 1988 and incorporated herein by reference.
(3)	Filed as an exhibit to Form S-3 Registration Statement dated December 19, 1991 and incorporated herein by reference.
(4)	Filed as an exhibit to the Form 8-A dated March 31, 1993 and incorporated herein by reference.
(5)	Filed as an exhibit to the Form 10-Q for the quarter ended September 30, 1996 on November 5, 1996 and incorporated herein by reference.
(6)	Filed as an exhibit to the Form 8-K Current Report dated March 14, 1997 on March 14, 1997 and incorporated herein by reference.
(7)	Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1996 on March 24, 1997 and incorporated herein by reference.
(8)	Filed as an exhibit to the Form 8-K Current Report dated April 8, 1997 on April 8, 1997 and incorporated herein by reference.
(9)	Filed as an exhibit to the Form 10-Q for the quarter ended March 31, 1997 on May 13, 1997 and incorporated herein by reference.
(10)	Filed as an exhibit to the Form 10-Q for the quarter ended June 30, 1997 on August 12, 1997 and incorporated herein by reference.
(11)	Filed as an exhibit to the Form 8-K Current Report dated and filed on December 5, 1997 and incorporated herein by reference.
(12)	Filed as an exhibit to the Form 10-Q for the quarter ended March 31, 1998 on May 13, 1998 and incorporated herein by reference.
(13)	Filed as an exhibit to the Form 10-Q for the quarter ended June 30, 1998 on August 14, 1998 and incorporated herein by reference.

(14)	Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1998 on March 16, 1999 and incorporated herein by reference.
(15)	Filed as an exhibit to the Form 10-Q for the quarter ended June 30, 1999 on August 3, 1999 and incorporated herein by reference.
(16)	Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1999 on March 7, 2000 and incorporated herein by reference.
(17)	Filed as an exhibit to the Form 10-Q for the quarter ended June 30, 2000 on August 1, 2000 and incorporated herein by reference.
(18)	Filed as an exhibit to the Form 10-Q for the quarter ended September 30, 2000 on November 14, 2000 and incorporated herein by reference.
(19)	Filed as an exhibit to the Form 8-K Current Report dated December 13, 2000 on December 18, 2000 and incorporated herein by reference.
(20)	Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2000 on March 7, 2001 and incorporated herein by reference.
(21)	Filed as an exhibit to the Form 10-Q for the quarter ended March 31, 2001 on May 14, 2001 and incorporated herein by reference.
(22)	Filed as an exhibit to the Form 10-Q for the quarter ended June 30, 2001 on July 27, 2001 and incorporated herein by reference.
(23)	Filed as an exhibit to the Form 10-Q for the quarter ended September 30, 2001 on October 26, 2001 and incorporated herein by reference.
(24)	Filed as an exhibit to the Form 8-K Current Report dated December 16, 2001 on December 17, 2001 and incorporated herein by reference.
(25)	Filed as an exhibit to the Form S-4 Registration Statement dated January 31, 2002 and incorporated herein by reference.
(26)	Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2001 on February 26, 2002 and incorporated herein by reference.
(27)	Filed as an exhibit to the Form 8-K Current Report dated February 21, 2002 on March 1, 2002 and incorporated herein by reference.
(28)	Filed as an exhibit to Amendment No. 1 to the Form S-4 Registration Statement dated March 22, 2002 and incorporated herein by reference.
(29)	Filed as an exhibit to the Form 10-Q for the quarter ended March 31, 2002 on April 29, 2002 and incorporated herein by reference.
(30)	Filed as an exhibit to the Post-Effective Amendment No. 1 to the Form S-4 Registration Statement dated July 15, 2002 and incorporated herein by reference.
(31)	Filed as an exhibit to Form 8-K Current Report of Immunex Corporation dated April 12, 2002 on May 7, 2002 and incorporated herein by reference.
(32)	Filed as an exhibit to the Form S-8 dated July 16, 2002 and incorporated herein by reference.
(33)	Filed as an exhibit to the Annual Report on Form 10-K of Immunex Corporation for the year ended December 31, 1998.
(34)	Filed as an exhibit to the Form 10-Q of Immunex Corporation for the quarter ended June 30, 2000.
(35)	Filed as an exhibit to the Form 10-Q for the quarter ended June 30, 2002 on August 13, 2002 and incorporated herein by reference.
(36)	Filed as an exhibit to the Form 10-Q for the quarter ended September 30, 2002 on November 5, 2002 and incorporated herein by reference.
(37)	Filed as an exhibit to the Form S-8 dated March 17, 1999 and incorporated herein by reference.
(38)	Filed as an exhibit to the Form 10-K for the year ended December 31, 2002 on March 10, 2003 and incorporated herein by reference.