Form 10-Q
period 2003-06-30
AMGEN INC
filed 2003-07-30
CIK 318154

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

As of July 18, 2003, the registrant had 1,290,780,772 shares of common stock, $0.0001 par value, outstanding.

AMGEN INC.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

The information in this report for the three and six months ended June 30, 2003 and 2002 is unaudited but includes all adjustments (consisting only of normal recurring accruals, unless otherwise indicated) which Amgen Inc., including its subsidiaries, (“Amgen” or the “Company”) considers necessary for a fair presentation of the results of operations for those periods.

The condensed consolidated financial statements should be read in conjunction with the Company’s financial statements and the notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Interim results are not necessarily indicative of results for future quarters or the full fiscal year.

AMGEN INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenues:
Product sales	$1,916.5	$1,115.2	$3,552.4	$2,023.8
Royalty income	91.9	80.0	183.3	148.4
Corporate partner revenues	32.7	53.9	66.6	85.4

Total revenues	2,041.1	1,249.1	3,802.3	2,257.6

Operating expenses:
Cost of sales	329.1	131.9	612.4	235.5
Research and development	393.7	233.6	745.0	437.0
Selling, general and administrative	453.5	320.5	843.6	566.3
Amortization of acquired intangible assets	84.0	—	167.9	—
Earnings of affiliates, net	(12.3)	(1.7)	(21.9)	(3.4)
Other items, net	(24.0)	—	(24.0)	—

Total operating expenses	1,224.0	684.3	2,323.0	1,235.4

Operating income	817.1	564.8	1,479.3	1,022.2

Other income (expense):
Interest and other income, net	40.4	45.5	73.2	89.2
Interest expense, net	(8.8)	(12.7)	(15.7)	(19.7)

Total other income	31.6	32.8	57.5	69.5

Income before income taxes	848.7	597.6	1,536.8	1,091.7

Provision for income taxes	241.5	185.2	436.3	338.4

Net income	$607.2	$412.4	$1,100.5	$753.3

Earnings per share:
Basic	$0.47	$0.40	$0.85	$0.72
Diluted	$0.45	$0.38	$0.82	$0.70

Shares used in calculation of earnings per share:
Basic	1,287.9	1,038.6	1,289.3	1,041.2
Diluted	1,347.0	1,098.8	1,348.5	1,092.4

See accompanying notes.

AMGEN INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except per share data)

(Unaudited)

	June 30, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$1,070.5	$1,851.7
Marketable securities	3,914.9	2,812.2
Trade receivables, net	960.7	752.4
Inventories	638.7	544.9
Other current assets	384.5	442.3

Total current assets	6,969.3	6,403.5

Property, plant, and equipment at cost, net	3,152.7	2,813.5
Intangible assets, net	4,628.8	4,801.9
Goodwill	9,871.8	9,871.1
Other assets	758.9	566.3

	$25,381.5	$24,456.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$270.0	$254.6
Accrued liabilities	1,394.3	1,151.7
Current portion of debt	23.0	122.9

Total current liabilities	1,687.3	1,529.2

Deferred tax liabilities	1,685.8	1,593.4
Long-term debt	3,063.7	3,047.7

Stockholders’ equity:
Preferred stock; $0.0001 par value; 5.0 shares authorized; none issued or outstanding	—	—
Common stock and additional paid-in capital; $0.0001 par value; 2,750.0 shares authorized; outstanding—1,288.7 shares in 2003 and 1,289.1 shares in 2002	19,785.2	19,344.3
Accumulated deficit	(924.6)	(1,125.5)
Accumulated other comprehensive income	84.1	67.2

Total stockholders’ equity	18,944.7	18,286.0

	$25,381.5	$24,456.3

See accompanying notes.

AMGEN INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Six Months Ended June 30,
	2003	2002
Cash flows from operating activities:
Net income	$1,100.5	$753.3
Depreciation and amortization	341.2	127.4
Tax benefits related to employee stock options	161.9	103.7
Other non-cash items	98.9	4.7
Cash provided by (used in) changes in operating assets and liabilities, net of acquisitions:
Trade receivables, net	(208.3)	(56.3)
Inventories	(93.8)	(31.6)
Other current assets	55.0	29.6
Accounts payable	16.8	(9.7)
Accrued liabilities	248.3	203.5

Net cash provided by operating activities	1,720.5	1,124.6

Cash flows from investing activities:
Purchases of property, plant, and equipment	(544.0)	(192.6)
Proceeds from maturities of marketable securities	281.1	375.9
Proceeds from sales of marketable securities	996.2	298.3
Purchases of marketable securities	(2,409.8)	(858.8)
Purchase of certain rights from Roche	—	(122.5)
Other	(147.4)	(12.3)

Net cash used in investing activities	(1,823.9)	(512.0)

Cash flows from financing activities:
Issuance of zero-coupon convertible notes, net of issuance costs	—	2,764.7
Repayment of commercial paper	(100.0)	—
Net proceeds from issuance of common stock upon the exercise of employee stock options and in connection with an employee stock purchase plan	302.9	141.4
Repurchases of common stock	(899.6)	(1,306.0)
Other	18.9	3.2

Net cash (used in) provided by financing activities	(677.8)	1,603.3

(Decrease) increase in cash and cash equivalents	(781.2)	2,215.9

Cash and cash equivalents at beginning of period	1,851.7	689.1

Cash and cash equivalents at end of period	$1,070.5	$2,905.0

See accompanying notes.

AMGEN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2003

1. Summary of significant accounting policies

Business

Amgen Inc., including its subsidiaries, (“Amgen” or the “Company”) is a global biotechnology company that discovers, develops, manufactures, and markets human therapeutics based on advances in cellular and molecular biology.

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries as well as affiliated companies in which the Company has a controlling financial interest and exercises control over their operations (“majority controlled affiliates”). All material intercompany transactions and balances have been eliminated in consolidation. Investments in affiliated companies which are 50% or less owned and where the Company exercises significant influence over operations are accounted for using the equity method. All other equity investments are accounted for under the cost method. The caption “Earnings of affiliates, net” includes Amgen’s equity in the operating results of affiliated companies and the minority interest others hold in the operating results of Amgen’s majority controlled affiliates. On July 15, 2002, the Company completed its acquisition of Immunex Corporation (“Immunex”) (see Note 3, “Immunex acquisition”). In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”, Amgen has included in its results of operations for the three and six months ended June 30, 2003, the results of operations of Immunex.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined in a manner which approximates the first-in, first-out (FIFO) method. Inventories consist of raw materials, work in process, and finished goods for currently marketed products. Inventories are shown net of applicable reserves and allowances. Inventories consisted of the following (in millions):

	June 30, 2003	December 31, 2002
Raw materials	$95.9	$76.9
Work in process	402.1	360.0
Finished goods	140.7	108.0

	$638.7	$544.9

Intangible assets and goodwill

Intangible assets are recorded at cost, less accumulated amortization. Amortization of intangible assets is provided over their estimated useful lives ranging from 7 to 15 years on a straight-line basis (weighted average amortization period of 14.7 years at June 30, 2003). As of June 30, 2003

AMGEN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and December 31, 2002, accumulated amortization of intangible assets amounted to $338.9 million and $165.8 million, respectively. Intangible assets primarily consist of acquired product technology rights, which relate to the identifiable intangible assets acquired in connection with the Immunex acquisition (see Note 3, “Immunex acquisition”). Amortization of acquired product technology rights is included in “Amortization of acquired intangible assets” in the accompanying condensed consolidated statements of operations. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill, which primarily relates to the Immunex acquisition, is no longer amortized, but is subject to periodic impairment tests.

Product sales

Product sales primarily consist of sales of EPOGEN® (Epoetin alfa), Aranesp® (darbepoetin alfa), NEUPOGEN® (Filgrastim), NeulastaTM (pegfilgrastim), and ENBREL® (etanercept).

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

Sales of the Company’s other products are recognized when shipped and title has passed. Product sales are recorded net of reserves for estimated discounts, returns, incentives, and rebates.

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

AMGEN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Earnings per share

Basic earnings per share is based upon the weighted-average number of common shares outstanding. Diluted earnings per share is based upon the weighted-average number of common shares and dilutive potential common shares outstanding. Potential common shares are: 1) outstanding options under the Company’s employee stock option plans including stock option plans assumed from Immunex, 2) potential issuances of stock under the employee stock purchase plans including employee stock purchase plans assumed from Immunex, 3) restricted stock (collectively “Dilutive Securities” which are included under the treasury stock method when dilutive), and 4) common shares to be issued under the assumed conversion of outstanding 30-year, zero-coupon senior convertible notes (see Note 6, “Debt”) which are included under the if-converted method when dilutive.

The following table sets forth the computation for basic and diluted earnings per share (in millions, except per share information):

AMGEN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Income (Numerator):
Net income for basic and diluted EPS	$607.2	$412.4	$1,100.5	$753.3
Adjustment for interest expense on Convertible Notes, net of tax	5.2	5.2	10.4	6.9

Income for diluted EPS, after assumed conversion of Convertible Notes	$612.4	$417.6	$1,110.9	$760.2

Shares (Denominator):
Weighted-average shares for basic EPS	1,287.9	1,038.6	1,289.3	1,041.2
Effect of Dilutive Securities	24.1	25.2	24.2	27.6
Effect of Convertible Notes	35.0	35.0	35.0	23.6

Adjusted weighted-average shares for diluted EPS	1,347.0	1,098.8	1,348.5	1,092.4

Basic earnings per share	$0.47	$0.40	$0.85	$0.72
Diluted earnings per share	$0.45	$0.38	$0.82	$0.70

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

AMGEN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net income	$607.2	$412.4	$1,100.5	$753.3
Stock based compensation, net of tax	(47.7)	(48.0)	(85.1)	(97.4)

Pro forma net income	$559.5	$364.4	$1,015.4	$655.9

Earnings per share:
Basic	$0.47	$0.40	$0.85	$0.72
Basic—pro forma	$0.43	$0.35	$0.79	$0.63

Diluted	$0.45	$0.38	$0.82	$0.70
Diluted—pro forma	$0.42	$0.34	$0.76	$0.61

The fair value of the options was estimated at the date of grant using a Black-Scholes option valuation model with the following weighted-average assumptions for the three months ended June 30, 2003 and 2002, respectively: 1) a risk-free interest rate of 1.9% and 3.5%, 2) a dividend yield of 0% and 0%, 3) a volatility factor of the expected market price of the Company’s common stock of 50% and 50%, and 4) an expected life of the options of 3.7 years and 3.6 years. These assumptions resulted in weighted-average fair values of $24.10 and $19.55 per share for employee stock options granted during the three months ended June 30, 2003 and 2002, respectively.

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

Recent accounting pronouncements

In May 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”), effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. This rule amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, to provide more consistent reporting of contracts

AMGEN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

as either derivatives or hybrid instruments. The impact upon adoption of SFAS No. 149 is not expected to have a material impact on the results of operations or the financial position of the Company.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”), effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The impact upon adoption of SFAS No. 150 is not expected to have a material impact on the results of operations or the financial position of the Company.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which is effective for the Company on July 1, 2003. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The impact upon adoption of FIN 46 is being currently evaluated, but the Company expects that its adoption will not have a material impact on the results of operations or the financial position of the Company.

Basis of presentation

The financial information for the three and six months ended June 30, 2003 and 2002 is unaudited but includes all adjustments (consisting only of normal recurring accruals, unless otherwise indicated) which the Company considers necessary for a fair presentation of the results of operations for these periods. Interim results are not necessarily indicative of results for the full fiscal year.

Reclassification

Certain prior year amounts have been reclassified to conform to the current year presentation.

2. Related party transactions

The Company owns a 50% interest in Kirin-Amgen, a corporation formed in 1984 with Kirin Brewery Company, Limited (“Kirin”) for the development and commercialization of certain products based on advanced biotechnology. Kirin-Amgen has given exclusive licenses to Amgen to manufacture and market certain products including erythropoietin, granulocyte colony-stimulating factor (“G-CSF”), darbepoetin alfa, and pegfilgrastim in certain geographic areas of the world. The Company currently markets certain of these products under the brand names EPOGEN® (erythropoietin), NEUPOGEN® (G-CSF), Aranesp® (darbepoetin alfa), and NeulastaTM (pegfilgrastim). Kirin-Amgen’s revenues primarily consist of royalty income related to its licensed technology rights. Kirin-Amgen receives royalty income from Amgen, as well as Kirin, Johnson & Johnson, F. Hoffmann-La Roche Ltd, and others under separate product license agreements for certain geographic areas outside of the United States. During the three and six months ended June 30, 2003, Kirin-Amgen earned royalties from Amgen of $54.6 million and $99.9 million, respectively. During the three and six months ended June 30, 2002, Kirin-Amgen earned royalties from Amgen of

AMGEN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$39.1 million and $74.3 million, respectively. These amounts are included in “Cost of sales” in the accompanying condensed consolidated statements of operations.

Kirin-Amgen’s expenses primarily consist of costs related to research and development activities conducted on its behalf by Amgen and Kirin. Kirin-Amgen pays Amgen and Kirin for such services at negotiated rates. During the three and six months ended June 30, 2003, Amgen earned revenues from Kirin-Amgen of $21.7 million and $48.0 million, respectively, for certain research and development activities performed on Kirin-Amgen’s behalf. During the three and six months ended June 30, 2002, Amgen earned revenues from Kirin-Amgen of $44.9 million and $70.1 million, respectively. These amounts are included in “Corporate partner revenues” in the accompanying condensed consolidated statements of operations.

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

The purchase price of the acquisition was (in millions):

Fair value of Amgen shares issued (244.6 shares)	$14,313.0
Cash consideration	2,526.2
Fair value of Amgen options issued (22.4 options)	870.2
Transaction costs	62.4

Total	$17,771.8

Purchase price allocation

The purchase price was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The allocation of the purchase price was based, in part, on third-party valuations of the fair values of in-process research and development, identifiable intangible assets, and certain property, plant, and equipment. The excess of the purchase price over the fair values of assets and liabilities acquired amounted to $9,775.3 million and was allocated to goodwill. The Company expects that substantially all of the amount allocated to goodwill will not be deductible for tax purposes.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date (in millions):

AMGEN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Current assets, principally cash and marketable securities	$1,619.1
Deferred tax assets	200.2
Property, plant, and equipment	571.6
In-process research and development	2,991.8
Identifiable intangible assets, principally developed product technology and core technology	4,803.2
Goodwill	9,775.3
Other assets	26.2
Current liabilities	(620.1)
Deferred tax liabilities	(1,595.5)

Net assets	$17,771.8

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

Pro forma results of operations

The following unaudited pro forma information for the three and six months ended June 30, 2002 presents a summary of the Company’s consolidated results of operations as if the Immunex acquisition had taken place at the beginning of 2002 (in millions, except per share information):

AMGEN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three Months Ended June 30, 2002	Six Months Ended June 30, 2002
Product sales	$1,356.7	$2,530.7
Total revenues	1,491.3	2,771.8
Net income	337.9	627.8
Pro forma earnings per share:
Basic	$0.26	$0.49
Diluted	$0.25	$0.47

The pro forma net income and earnings per share for the three and six months ended June 30, 2002 exclude the acquired IPR&D charge noted above. The pro forma information is not necessarily indicative of results that would have occurred had the acquisition been in effect for the periods presented or indicative of results that may be achieved in the future.

The impact of the Leukine® sale noted above is reflected in the Company’s purchase price allocation as of July 15, 2002. However, for antitrust reasons, information regarding the results of operations attributable to Leukine® is not reviewable by Amgen, and therefore, has not been excluded from the pro forma results of operations for the three and six months ended June 30, 2002. Leukine® sales for the three and six months ended June 30, 2002 were $30.0 million and $58.6 million, respectively.

Restructuring plans

In connection with the Immunex acquisition, the Company initiated an integration plan to consolidate and restructure certain functions and operations of the pre-acquisition Immunex primarily consisting of the termination and relocation of certain Immunex personnel and consolidation of certain Immunex leased facilities. These costs have been recognized as liabilities assumed in the purchase business combination in accordance with Emerging Issues Task Force (“EITF”) Issue No. 95-3 “Recognition of Liabilities in Connection with Purchase Business Combinations” and reflected as an increase to goodwill. The following table summarizes the liabilities established as a result of the acquisition and payments made through June 30, 2003 (in millions):

	Balance at 12/31/02	Adjustments	Payments	Balance at 6/30/03
Employee related benefits	$24.1	$0.8	$(15.3)	$9.6
Facility consolidation	30.8	—	(2.1)	28.7

Total	$54.9	$0.8	$(17.4)	$38.3

4. Stockholders’ equity

Stock repurchase program

The Company has a stock repurchase program primarily to reduce the dilutive effect of its employee stock option and stock purchase plans. Stock repurchased under the program is intended

AMGEN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

to be retired. During the six months ended June 30, 2003, the Company repurchased 15.5 million shares of its common stock at a total cost of $899.6 million. In June 2002, the Board of Directors authorized the Company to repurchase up to an additional $2.0 billion of common stock through June 30, 2004. At the time of the additional authorization, the Company had approximately $257.1 million remaining under the previous authorized stock repurchase program. The amount the Company spends on and the number of shares repurchased varies based on a variety of factors, including the stock price and blackout periods in which the Company is restricted from repurchasing shares. As of June 30, 2003, $942.5 million was available for stock repurchases through June 30, 2004.

Other comprehensive income

SFAS No. 130, “Reporting Comprehensive Income”, requires unrealized gains and losses on the Company’s available-for-sale securities and foreign currency forward contracts which qualify and are designated as cash flow hedges, and foreign currency translation adjustments to be included in other comprehensive income. During the three and six months ended June 30, 2003, total comprehensive income was $646.9 million and $1,117.4 million, respectively. During the three and six months ended June 30, 2002, total comprehensive income was $405.6 million and $721.5 million, respectively.

5. Income taxes

The tax rate for the three and six months ended June 30, 2003 is different from the statutory rate primarily as a result of permanently reinvested earnings of the Company’s foreign operations. The Company does not provide for U.S. income taxes on undistributed earnings of its foreign operations that are intended to be permanently reinvested.

The Company’s income tax returns are routinely audited by the Internal Revenue Service and various state tax authorities. While disputes may arise with these tax authorities, some of which may be significant, the Company believes that adequate tax liabilities have been established for all open audit years.

6. Debt

Commercial Paper

The Company has a commercial paper program which provides for unsecured, short-term borrowings up to an aggregate of $200 million. At December 31, 2002, commercial paper with a face amount of $100 million was outstanding. These borrowings had maturities of less than one month and had effective interest rates averaging 1.4%. The Company paid off all amounts outstanding under its commercial paper program during the three months ended March 31, 2003.

Convertible Notes

On March 1, 2002, the Company issued $3.95 billion in aggregate face amount at maturity ($1,000 face amount per note) of 30-year, zero-coupon senior convertible notes (the “Convertible

AMGEN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Notes”) with a yield to maturity of 1.125%. The gross proceeds from the offering were approximately $2.82 billion (a $714.23 per note original issue price). The original issue discount of $1.13 billion (or $285.77 per note) is being accreted to the balance of the Convertible Notes and recognized as interest expense over the life of the Convertible Notes using the effective interest method. Debt issuance costs were approximately $56.5 million and are being amortized on a straight-line basis over the life of the notes.

Holders of the Convertible Notes may convert each of their notes into 8.8601 shares of common stock of the Company (the “conversion rate”) at any time on or before the maturity date, or approximately 35.0 million shares in the aggregate. The conversion price per share at issuance was $80.61. The conversion price per share as of any day will equal the original issuance price plus the accrued original issue discount to that day, divided by the conversion rate, or $81.83 per share as of June 30, 2003. The holders of the Convertible Notes may require the Company to purchase all or a portion of their notes on March 1, 2005, March 1, 2007, March 1, 2012, and March 1, 2017 at a price equal to the original issuance price plus the accrued original issue discount to the purchase dates. The Company may choose to pay the purchase price in cash and/or shares of common stock.

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

7. Other items, net

License Agreement arbitration

In September 1985, the Company granted Johnson & Johnson’s affiliate, Ortho Pharmaceutical Corporation, a license relating to certain patented technology and know-how of the Company to sell Epoetin alfa throughout the United States for all human uses except dialysis and diagnostics. A number of disputes arose between Amgen and Johnson & Johnson as to their respective rights and obligations under the various agreements between them, including the agreement granting the license (the “License Agreement”). These disputes between Amgen and Johnson & Johnson have been resolved through binding arbitration. One of these disputes related to the alleged violation of the License Agreement by Johnson & Johnson. In October 2002, the Arbitrator issued a final order awarding the Company $150.0 million for Johnson & Johnson’s breach of the License Agreement. The legal award of $151.2 million, which included interest, was recorded in the fourth quarter of

AMGEN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2002. In January 2003, the Company was awarded reimbursement of its costs and expenses, as the successful party in the arbitration. In May 2003, the Arbitrator issued a final order awarding the Company $74.0 million in such costs and expenses, which were recorded in the three months ended June 30, 2003.

Amgen Foundation contribution

During the three months ended June 30, 2003, the Company made a $50.0 million cash contribution to the Amgen Foundation. This contribution will allow the Amgen Foundation to continue its support of non-profit organizations that focus on issues in health and medicine, science education, and other activities that strengthen local communities.

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

Unless otherwise indicated, the discussions in this report of the results of operations for the three and six months ended June 30, 2003 and financial condition at June 30, 2003 include the results of operations of Immunex. Comparisons are made to the results of operations for the three and six months ended June 30, 2002, which include only the historical results of Amgen.

Liquidity and Capital Resources

Cash, cash equivalents, and marketable securities

The Company had cash, cash equivalents, and marketable securities of $4,985.4 million and $4,663.9 million at June 30, 2003 and December 31, 2002, respectively. Of the total cash, cash equivalents, and marketable securities at June 30, 2003, approximately $2.4 billion represents cash generated from operations in foreign tax jurisdictions and is intended for use in such foreign operations (see “Results of Operations- Income taxes”). If these funds are repatriated for use in the Company’s U.S. operations, additional taxes on certain of these amounts would be required to be paid. The Company does not currently anticipate a need to repatriate these funds to the United States.

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

Cash flows

Cash provided by operating activities has been and is expected to continue to be the Company’s primary recurring source of funds. During the six months ended June 30, 2003, operations provided $1,720.5 million of cash compared with $1,124.6 million during the same period last year. The increase in cash provided by operating activities during the six months ended June 30, 2003 resulted primarily from higher earnings, excluding depreciation and amortization.

Capital expenditures totaled $544.0 million for the six months ended June 30, 2003 compared with $192.6 million for the same period a year ago. The increase in capital expenditures during the six months ended June 30, 2003 resulted primarily from capital expenditures related to the new Rhode Island manufacturing facility, the Puerto Rico manufacturing expansion, and the Seattle research center.

The Company receives cash from the exercise of employee stock options and proceeds from the sale of stock by Amgen pursuant to the employee stock purchase plans. During the six months ended June 30, 2003, employee stock option exercises and proceeds from the sale of stock by Amgen pursuant to the employee stock purchase plans provided $302.9 million of cash compared with $141.4 million for the same period last year. Proceeds from the exercise of employee stock options will vary from period to period based upon, among other factors, fluctuations in the market value of the Company’s stock relative to the exercise price of such options.

The Company has a stock repurchase program primarily to reduce the dilutive effect of its employee stock option and stock purchase plans. During the six months ended June 30, 2003, the Company repurchased 15.5 million shares of its common stock at a total cost of $899.6 million compared with 25.5 million shares repurchased at a cost of $1,306.0 million during the same period last year. Stock repurchased during the six months ended June 30, 2002 includes 11.3 million shares of common stock repurchased simultaneously with the issuance of the 30-year, zero-coupon senior convertible notes (the “Convertible Notes”) discussed below at a total cost of $650 million. In June 2002, the Board of Directors authorized the Company to repurchase up to an additional $2.0 billion of common stock through June 30, 2004. At the time of the additional authorization, the Company had approximately $257.1 million remaining under the previous authorized stock repurchase program. The amount the Company spends on and the number of shares repurchased varies based on a variety of factors, including the stock price and blackout periods in which the Company is restricted from repurchasing shares. As of June 30, 2003, $942.5 million was available for stock repurchases through June 30, 2004.

Debt financing

In March 2002, the Company issued $3.95 billion in aggregate face amount at maturity of Convertible Notes with a yield to maturity of 1.125%. The gross proceeds from the offering were approximately $2.82 billion. The original issue discount of $1.13 billion is being accreted to the balance of the Convertible Notes and recognized as interest expense over the life of the Convertible Notes using the effective interest method. Debt issuance costs were approximately $56.5 million and are being amortized on a straight-line basis over the life of the notes. The holders of the Convertible Notes may require the Company to purchase all or a portion of their notes on March 1, 2005, March 1, 2007, March 1, 2012, and March 1, 2017 at a price equal to the original issuance price plus the accrued original issue discount to the purchase dates. In such event, the Company may choose to pay the purchase price in cash and/or shares of common stock (see Note 6, “Debt” to the condensed consolidated financial statements).

To provide for financial flexibility and increased liquidity, the Company has established several other sources of debt financing. As of June 30, 2003, the Company had $200 million of unsecured long-term debt securities outstanding. These unsecured long-term debt securities consisted of: 1) $100 million of debt securities that bear interest at a fixed rate of 6.5% and mature in 2007 under a $500 million debt shelf registration (the “Shelf”), and 2) $100 million of debt securities that bear interest at a fixed rate of 8.1% and mature in 2097. In addition, the Company has $23 million of debt securities that bear interest at a fixed rate of 6.2% and mature in 2003, which are classified as current liabilities. The Company’s outstanding long-term debt is rated A2 by Moody’s and A+ by Standard & Poor’s. Under the Shelf, all of the remaining $400 million of debt securities available for issuance may be offered from time to time with terms to be determined by market conditions.

The Company has a commercial paper program which provides for unsecured short-term borrowings up to an aggregate face amount of $200 million. During the six months ended June 30, 2003, the Company repaid all of the outstanding balances under the commercial paper program, totaling $100 million. In addition, the Company had an unsecured $150 million committed credit facility that expired on May 28, 2003. This credit facility supported the Company’s commercial paper program.

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

Results of Operations

Product sales

Product sales for the three and six months ended June 30, 2003 primarily consisted of sales of EPOGEN® (Epoetin alfa), Aranesp® (darbepoetin alfa), NEUPOGEN® (Filgrastim), NeulastaTM (pegfilgrastim), and ENBREL® (etanercept). Product sales are influenced by a number of factors, including demand, wholesaler inventory management practices, foreign exchange effects, new product launches, and acquisitions.

For the three and six months ended June 30, 2003, worldwide product sales were $1,916.5 million and $3,552.4 million, respectively. Worldwide product sales increased $801.3 million and $1,528.6 million, or 72% and 76%, respectively, over the same periods last year. These increases were principally driven by worldwide sales of ENBREL®, Aranesp®, and NeulastaTM. Product sales for the three and six months ended June 30, 2003, excluding ENBREL®, were $1,612.5 million and $2,974.4 million, respectively. These amounts represent increases of $497.3 million and $950.6 million, or 45% and 47%, respectively, over the same periods last year. U.S. product sales for the three and six months ended June 30, 2003 were $1,657.3 million and $3,084.8 million, respectively. U.S. product sales increased $649.0 million and $1,257.4 million, or 64% and 69%, respectively, over the same periods last year. International product sales for the three and six months ended June 30, 2003 were $259.2 million and $467.6 million, respectively. International product sales increased $152.3 million and $271.2 million, or 142% and 138%, respectively, over the same periods last year. Excluding the beneficial impact of foreign currency exchange rates, international product sales increased 102% and 100% for the three and six months ended June 30, 2003, respectively. For the three and six months ended June 30, 2003 and 2002, sales by product and geographic region were as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
EPOGEN®—U.S.	$611.1	$570.3	$1,158.2	$1,082.5
Aranesp®—U.S.	216.6	33.0	374.5	57.5
Aranesp®—International	131.1	22.7	228.0	37.4
NEUPOGEN®—U.S.	233.3	280.5	427.3	561.2
NEUPOGEN®—International	97.5	82.9	187.5	157.2
NeulastaTM—U.S.	291.0	109.8	543.4	109.8
NeulastaTM—International	12.5	—	18.0	—
ENBREL®—U.S.	293.7	—	558.2	—
ENBREL®—International	10.3	—	19.8	—
Other product sales	19.4	16.0	37.5	18.2

Total product sales	$1,916.5	$1,115.2	$3,552.4	$2,023.8

Total U.S.	$1,657.3	$1,008.3	$3,084.8	$1,827.4
Total International	259.2	106.9	467.6	196.4

	$1,916.5	$1,115.2	$3,552.4	$2,023.8

EPOGEN®/Aranesp®

In July 2002, the Company received U.S. Food and Drug Administration (“FDA”) approval to market Aranesp® for the treatment of chemotherapy-induced anemia in patients with non-myeloid malignancies. In August 2002, the European Commission approved Aranesp® for the treatment of anemia in adult cancer patients with solid tumors receiving chemotherapy. Aranesp® has been launched in most countries in Europe for this indication.

Combined EPOGEN® and worldwide Aranesp® sales were $958.8 million and $1,760.7 million for the three and six months ended June 30, 2003, respectively. Combined EPOGEN® and worldwide Aranesp® sales increased $332.8 million and $583.3 million, or 53% and 50%, respectively, over the same periods last year. These increases in combined sales were primarily driven by worldwide Aranesp® sales.

EPOGEN® sales for the three and six months ended June 30, 2003 were $611.1 million and $1,158.2 million, respectively. EPOGEN® sales increased $40.8 million and $75.7 million, or 7% and 7%, respectively, over the same periods last year. The growth in reported EPOGEN® sales for the three months ended June 30, 2003 was substantially all due to a favorable revised estimate of dialysis demand for prior quarters, which the Company refers to as spillover (see Note 1, “Summary of significant accounting policies– Product sales”). This revised estimate was based on independent data and indicated that dialysis use for Epoetin alfa was greater in prior quarters than initially estimated. EPOGEN® demand for the three months ended June 30, 2003 increased slightly compared to the prior year period. Growth in reported EPOGEN® sales for the six months ended June 30, 2003 was driven by a favorable revised estimate of dialysis demand for 2002 and mid-single digit growth in demand. Reported EPOGEN® sales for the six months ended June 30, 2003 was slightly offset by unfavorable inventory changes.

Worldwide Aranesp® sales for the three and six months ended June 30, 2003 were $347.7 million and $602.5 million, respectively. Aranesp® sales in the United States for the three and six months ended June 30, 2003 were $216.6 million and $374.5 million, respectively. U.S. Aranesp® sales increased $183.6 million and $317.0 million, or 556% and 551%, respectively, over the same periods last year. These increases were principally driven by demand, reflecting the mid-year 2002 approval of Aranesp® for the treatment of chemotherapy-induced anemia in the United States, and to a lesser extent, favorable wholesaler inventory changes. International Aranesp® sales were $131.1 million and $228.0 million for the three and six months ended June 30, 2003, respectively. International Aranesp® sales increased $108.4 million and $190.6 million, or 478% and 510%, respectively, over the same periods last year. These increases were principally driven by demand, reflecting the strong acceptance of Aranesp® in Europe, and to a lesser extent, favorable changes in foreign currency exchange rates. International Aranesp® sales growth for the three and six months ended June 30, 2003 benefited by $23 and $39 million, respectively, from favorable changes in foreign currency exchange rates.

NEUPOGEN®/NeulastaTM

The Company launched NeulastaTM in the United States in April 2002 to decrease the incidence of infection, as manifested by febrile neutropenia in patients with non-myeloid malignancies receiving myelosuppressive anti-cancer drugs associated with a clinically significant incidence of febrile neutropenia. In August 2002, the European Commission approved NeulastaTM for the reduction in the duration of neutropenia and the incidence of febrile neutropenia in patients with cytotoxic chemotherapy for malignancy. NeulastaTM has been launched in Germany, Sweden, the United Kingdom, the Netherlands, Spain, and Greece and will be launched in additional European countries as reimbursement is established.

Combined worldwide NEUPOGEN® and NeulastaTM sales for the three and six months ended June 30, 2003 were $634.3 million and $1,176.2 million, respectively. Combined worldwide NEUPOGEN® and NeulastaTM sales increased $161.1 million and $348.0 million, or 34% and 42%, respectively, over the same periods last year. The Company believes that the increase in combined sales for NEUPOGEN® and NeulastaTM for the three and six months ended June 30, 2003 was primarily driven by demand for NeulastaTM, which reflects the conversion of NEUPOGEN® patients to NeulastaTM in the United States and to a lesser extent, patient population growth. Worldwide NeulastaTM sales for the three and six months ended June 30, 2003 were $303.5 million and $561.4 million, respectively, primarily driven by U.S. demand.

Worldwide NEUPOGEN® sales for the three and six months ended June 30, 2003 were $330.8 million and $614.8 million, respectively. Worldwide NEUPOGEN® sales decreased $32.6 million and $103.6 million, or 9% and 14%, respectively, from the same periods last year. NEUPOGEN® sales in the United States for the three and six months ended June 30, 2003 were $233.3 million and $427.3 million, respectively. U.S. NEUPOGEN® sales decreased $47.2 million and $133.9 million, or 17% and 24%, respectively, from the same periods last year. These decreases were primarily due to a comparable rate of decline in NEUPOGEN® demand, principally due to the conversion of patients from NEUPOGEN® to NeulastaTM. The Company believes that the rate of conversion has slowed. For the three and six months ended June 30, 2003, international NEUPOGEN® sales were $97.5 million and $187.5 million, respectively. International NEUPOGEN® sales increased $14.6 million and $30.3 million, or 18% and 19%, respectively, over the same periods last year. These increases were entirely due to favorable changes in foreign currency exchange rates.

ENBREL®

ENBREL® sales for the three and six months ended June 30, 2003 were $304.0 million and $578.0 million, respectively. ENBREL® demand was primarily driven by the addition of new patients in both rheumatology and dermatology.

Royalty income

Royalty income principally relates to amounts received from sales of Epoetin alfa by Johnson & Johnson in the United States for use in non-dialysis settings. Additionally in December 2002, the Company licensed the commercialization rights for Novantrone® in the United States to Serono S.A. for royalties based on future product sales. Royalty income was $91.9 million and $183.3 million for the three and six months ended June 30, 2003, respectively. Royalty income increased $11.9 million and $34.9 million, or 15% and 24%, respectively, over the same periods last year. These increases were principally due to royalties earned from Serono S.A. relating to its sales of Novantrone®.

Corporate partner revenues

Corporate partner revenues were $32.7 million and $66.6 million for the three and six months ended June 30, 2003, respectively. Of these amounts, $21.7 million and $48.0 million related to amounts earned from Kirin-Amgen, Inc. (“Kirin-Amgen”) for the three and six months ended June 30, 2003, respectively. Corporate partner revenues decreased $21.2 million and $18.8 million, or 39% and 22%, respectively, over the same periods last year. These decreases were primarily due to lower revenues earned from Kirin-Amgen related to late-stage development programs conducted on behalf of Kirin-Amgen, partially offset by higher revenues earned under other collaboration agreements.

Cost of sales

Cost of sales for the three and six months ended June 30, 2003 were $329.1 million and $612.4 million, respectively. Cost of sales increased $197.2 million and $376.9 million, or 150% and 160%, respectively, over the same periods last year. These increases were primarily due to increased sales which include ENBREL® for the 2003 period only. Cost of sales as a percentage of product sales was 17.2% and 17.2% for the three and six months ended June 30, 2003, respectively, compared with 11.8% and 11.6% for the same periods last year. These increases were principally due to the inclusion of ENBREL®, which has significantly higher manufacturing costs and royalty expense compared to Amgen’s other products. Additionally, the manufacturing costs of the Rhode Island production facility are greater than those of the Company’s contract manufacturer. Cost of sales for the three and six months ended June 30, 2003 includes approximately $4.9 million and $9.8 million, respectively, of compensation costs payable under the Immunex Corporate Retention Plan.

Research and development

Research and development (“R&D”) expenses for the three and six months ended June 30, 2003 were $393.7 million and $745.0 million, respectively. During the three and six months ended June 30, 2003, R&D expenses increased $160.1 million and $308.0 million, or 69% and 70%, respectively, over the same periods last year. These increases were primarily due to: 1) higher staff-related costs, in part due to Immunex, 2) higher outside R&D costs, principally licensing and milestone fees and clinical trials, and 3) higher clinical manufacturing costs. During the three months ended June 30, 2003, staff-related costs, outside R&D costs, and clinical manufacturing costs increased approximately $68 million, $60 million, and $32 million, respectively. During the six months ended June 30, 2003, staff-related costs, outside R&D costs, and clinical manufacturing costs increased approximately $133 million, $110 million, and $65 million, respectively. Staff-related costs for the three and six months ended June 30, 2003 includes approximately $9.1 million and $18.8 million, respectively, of compensation costs payable under the Immunex Corporate Retention Plan.

Selling, general and administrative

Selling, general and administrative (“SG&A”) expenses for the three and six months ended June 30, 2003 were $453.5 million and $843.6 million, respectively. During the three and six months ended June 30, 2003, SG&A expenses increased $133.0 million and $277.3 million, or 41% and 49%, respectively, over the same periods last year. These increases were primarily due to higher staff-related costs to support recent product launches and higher outside marketing expenses in support of ENBREL®, including the Wyeth profit share. During the three and six months ended June 30, 2003, staff-related costs increased approximately $72 million and $144 million, respectively, including $3.7 million and $8.5 million, respectively, of compensation costs payable under the Immunex Corporate Retention Plan and outside marketing expenses increased approximately $71 million and $142 million, respectively.

Amortization of intangible assets

During the three and six months ended June 30, 2003, amortization expense related to the intangible assets acquired in connection with the Immunex acquisition was $84.0 million and $167.9 million, respectively. Amortization of intangible assets is provided over their estimated useful lives ranging from 7 to 15 years on a straight-line basis.

Other items, net

During the three and six months ended June 30, 2003, other items, net consisted of a benefit for the recovery of costs and expenses associated with a legal award related to an arbitration proceeding with Johnson & Johnson of $74.0 million, partially offset by a charitable contribution to the Amgen Foundation of $50.0 million.

Income taxes

The Company’s effective tax rate for the three and six months ended June 30, 2003 was 28.5% and 28.4% respectively, compared with 31.0% for the same periods last year.

During 2002, the company restructured its Puerto Rico manufacturing operations using a controlled foreign corporation. As permitted in APB 23, “Accounting for Income Taxes—Special Areas”, the company does not provide for U.S. income taxes on the controlled foreign corporation’s undistributed earnings that are intended to be permanently reinvested outside the U.S. In addition, the Puerto Rico manufacturing operations were entitled to a possession tax credit for a portion of 2002.

The Company’s effective tax rate for the three and six months ended June 30, 2003 has decreased primarily due to an increase in the amount of permanently reinvested foreign earnings and amortization expense of acquired intangible assets partially offset by the loss of the possession tax credit.

Financial Outlook

Liquidity and capital resources

The Company estimates spending on capital projects and equipment to be approximately $1.3 billion to $1.5 billion for 2003, which reflects higher spending on capital projects including the new Rhode Island manufacturing plant, the Puerto Rico manufacturing expansion, and the Seattle research center.

Results of operations

In the future, the Company expects growth of its businesses to be driven by new products, primarily Aranesp®, ENBREL®, and NeulastaTM (see “Forward looking statements and factors that may affect Amgen”).

EPOGEN®

EPOGEN® is approved in the United States for the treatment of anemia associated with chronic renal failure. The Company believes EPOGEN® sales growth will come primarily from underlying patient population growth. Patients receiving treatment for end-stage renal disease are covered primarily under medical programs provided by the federal government. The Company believes future EPOGEN® sales growth may also be affected by future changes in reimbursement rates or a change in the basis for reimbursement by the federal government. EPOGEN® may compete with Aranesp® in the United States as health care providers may use Aranesp® to treat anemia associated with chronic renal failure instead of EPOGEN®.

Aranesp®

In 2001, Aranesp® was approved in the United States, most countries in Europe, Australia, and New Zealand for the treatment of anemia associated with chronic renal failure, including patients on dialysis and patients not on dialysis. In July 2002, Aranesp® was approved in the United States for the treatment of chemotherapy-induced anemia in patients with non-myeloid malignancies. In August 2002, Aranesp® was approved in Europe for the treatment of anemia in adult cancer patients with solid tumors receiving chemotherapy. Aranesp® has been launched in most countries in Europe for this indication. In June 2003, the European Committee on Proprietary Medicinal Products recommended to extend the Aranesp® label to include the treatment of chemotherapy-induced anemia in adult patients with non-myeloid malignancies.

The Company believes future worldwide Aranesp® sales growth will be dependent, in part, on such factors as: the effects of competitive products or therapies, penetration of existing and new market opportunities, and changes in foreign currency exchange rates. In addition, future worldwide Aranesp® sales growth may be affected by cost containment pressures from governments and private insurers on health care providers, as well as the availability of reimbursement by third-party payors, including governments and private insurance plans. For example, effective January 1, 2003, the Centers for Medicare and Medicaid Services (“CMS”) instituted certain changes to its payment system that included a rule setting a significantly reduced reimbursement rate for Aranesp® for Medicare patients in the hospital outpatient setting. While the Company believes that this new rule is based on inaccurate information, the Company cannot predict whether it will be successful in correcting inaccuracies underlying this rule, or if such reimbursement changes for Aranesp® in this setting may impact reimbursement in other settings, by other payors, or for its other products. The hospital outpatient Medicare setting accounts for approximately 10% of U.S. revenues of Aranesp®.

NEUPOGEN®/NeulastaTM

In January 2002, NeulastaTM was approved in the United States to decrease the incidence of infection, as manifested by febrile neutropenia in patients with non-myeloid malignancies receiving myelosuppressive anti-cancer drugs associated with a clinically significant incidence of febrile neutropenia. The Company launched NeulastaTM in the United States in April 2002. In August 2002, NeulastaTM was approved in Europe for the reduction in the duration of neutropenia and the incidence of febrile neutropenia in patients with cytotoxic chemotherapy for malignancy. NeulastaTM has been launched in Germany, Sweden, the United Kingdom, the Netherlands, Spain, and Greece and will be launched in additional European countries as reimbursement is established.

NEUPOGEN® is approved in the United States to: decrease the incidence of infection, as manifested by febrile neutropenia, in chemotherapy patients with non-myeloid malignancies (the same use for which NeulastaTM is approved); to reduce the duration of neutropenia for patients undergoing myeloablative therapy followed by bone marrow transplantation; to reduce the incidence and duration of neutropenia-related consequences in patients with severe chronic neutropenia; for use in mobilization of peripheral blood progenitor cells for stem cell transplantation; and to reduce the recovery time of neutrophils and the duration of fever following chemotherapy treatment in patients being treated for acute myelogenous leukemia. NEUPOGEN® is approved in Europe, Canada, and Australia for these same indications as well as for the treatment of neutropenia in HIV patients receiving antiviral and/or other myelosuppressive medications.

The Company believes future worldwide NEUPOGEN® and NeulastaTM sales growth will depend on penetration of existing markets, the conversion of NEUPOGEN® patients to NeulastaTM, patient population growth, price increases, the effects of competitive products or therapies, the development of new treatments for cancer, and changes in foreign currency exchange rates. In addition, future worldwide sales growth may be affected by cost containment pressures from governments and private insurers on health care providers, as well as the availability of reimbursement by third-party payors, including governments and private insurance plans. Further, chemotherapy treatments that are less myelosuppressive may require less NEUPOGEN®/NeulastaTM. NEUPOGEN® competes with NeulastaTM in the United States and Europe. The Company believes that U.S. NEUPOGEN® sales have been and may continue to be adversely impacted by NeulastaTM, however the rate of conversion of patients to NeulastaTM has slowed. The Company cannot accurately predict the rate or timing of the remaining conversion of NEUPOGEN® patients to NeulastaTM.

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

ENBREL® is currently marketed in the United States and Canada under a co-promotion agreement with Wyeth and, accordingly, Wyeth receives a share of the profits from sales of ENBREL®. In late December 2002, the FDA approved the Rhode Island manufacturing facility and the related third-party fill and finish facilities. Because of these plant approvals, additional supply of ENBREL® is available to patients. In July 2003, the FDA approved ENBREL® to reduce the signs and symptoms in patients with active ankylosing spondylitis. Also, in July 2003, Amgen and Wyeth announced the filing of a supplemental Biologics License Application for the use of ENBREL® to treat moderate to severe plaque psoriasis.

Trends expected to impact future operations

Future operating results of the Company may be impacted by a number of factors. The following trends in our business are expected to impact our future liquidity and results of operations:

•	SG&A expenses are expected to continue to be impacted by seasonal trends in the fourth quarter that increase expenses over the three prior quarters.

•	reported sales in the first quarter for each of EPOGEN® and combined NEUPOGEN®/NeulastaTM have tended to be comparable or slightly less than respective reported sales in the fourth quarter of the previous year.

•	non-cash amortization expense of acquired identifiable intangible assets, principally related to ENBREL®, will be approximately $340 million, pre-tax, on an annual basis

•	in the second half of 2003, quarterly comparisons to prior periods will reflect the inclusion of ENBREL® and the launch of Aranesp® in oncology in both periods.

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

In both domestic and foreign markets, sales of our products are dependent, in part, on the availability of reimbursement from third-party payors such as state and federal governments, under programs such as Medicare and Medicaid in the United States, and private insurance plans. Medicare does not cover prescriptions for ENBREL®. In certain foreign markets, the pricing and profitability of our products generally are subject to government controls. In the United States, there have been, there are, and we expect there will continue to be, a number of state and federal proposals that could limit the amount that state or federal governments will pay to reimburse the cost of drugs. In addition, we believe the increasing emphasis on managed care in the United States has and will continue to put pressure on the price and usage of our products, which may adversely impact product sales. Further, when a new therapeutic product is approved, the availability of governmental and/or private reimbursement for that product is uncertain, as is the amount for which that product will be reimbursed. We cannot predict the availability or amount of reimbursement for our recently approved products or product candidates, including those at a late stage of development, and current reimbursement policies for marketed products may change at any time; we believe that sales of Aranesp® and NeulastaTM are and will be affected by government and private payor reimbursement policies. Effective January 1, 2003, CMS instituted certain changes to its payment system that included a rule setting a significantly reduced reimbursement rate for Aranesp® for Medicare patients in the hospital outpatient setting. While we believe that this new rule is based on inaccurate information, we cannot predict whether we will be successful in correcting inaccuracies underlying this rule, or if such reimbursement changes for Aranesp® in this setting may impact reimbursement in other settings, by other payors, or for our other products.

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

The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and often involve complex legal, scientific, and factual questions. To date, there has emerged no consistent policy regarding breadth of claims allowed in such companies’ patents. Third parties may challenge, invalidate, or circumvent our patents and patent applications relating to our products, product candidates, and technologies. In addition, our patent positions might not protect us against competitors with similar products or technologies because competing products or technologies may not infringe our patents. For certain of our product candidates, there are third parties who have patents or pending patents that they may claim prevent us from commercializing these product candidates in certain territories. Patent disputes are frequent, costly, and can preclude commercialization of products. We are currently, and in the future may be, involved in patent litigation. For example, we are involved in ongoing patent infringement lawsuits against Transkaryotic Therapies, Inc. (“TKT”) and Aventis with respect to our erythropoietin patents. If we lose or settle these or other litigations at certain stages or entirely, we could be subject to competition and/or significant liabilities, we could be required to enter into third-party licenses for the infringed product or technology, or we could be required to cease using the technology or product in dispute. In addition, we cannot guarantee that such licenses will be available on terms acceptable to us.

Our success depends in part on our ability to obtain and defend patent rights and other intellectual property rights that are important to the commercialization of our products and product candidates. We have filed applications for a number of patents and have been granted patents or obtained rights relating to erythropoietin, recombinant G-CSF, darbepoetin alfa, pegfilgrastim, etanercept, and our other products and potential products. We market our erythropoietin, recombinant G-CSF, darbepoetin alfa, pegfilgrastim, and etanercept products as EPOGEN®, NEUPOGEN®, Aranesp®, NeulastaTM, and ENBREL®, respectively. In the United States, we have been issued or obtained rights to several patents relating to erythropoietin that generally cover DNA and host cells, processes for making erythropoietin, various product claims to erythropoietin, cells that make levels of erythropoietin, and pharmaceutical compositions of erythropoietin. We have also been issued or obtained rights to U.S. patents relating to G-CSF that cover aspects of DNA, vectors, cells, processes, polypeptides, methods of treatment using G-CSF polypeptides, methods of enhancing bone marrow transplantation and treating burn wounds, methods for recombinant production of G-CSF, and analogs of G-CSF. We have been issued or obtained rights to U.S. and European patents relating to pegfilgrastim (pegylated G-CSF). We also have been granted or obtained rights to a patent in Europe relating to erythropoietin, a patent in Europe relating to G-CSF, two patents in Europe relating to darbepoetin alfa and hyperglycosylated erythropoietic proteins, and a patent in the United States and a patent in Europe relating to anakinra. We have been granted or have obtained rights to patents relating to etanercept in the United States that generally cover DNA (issued in 1995 and 2000); products (issued in 1999 and 2001); and processes for using (issued in 1997). These patents have varying expiration dates; with the latest U.S. etanercept related patent expiring in 2014. We have been granted or have obtained rights to patents relating to etanercept in Europe. The latest European patent relating to etanercept expires in 2011.

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

ENBREL® supply for the United States and Canada is produced by us at our Rhode Island facility and by BI Pharma, currently our sole source third-party supplier. See “—We are dependent on third parties for a significant portion of our supply and the fill and finish of ENBREL®.” In addition, our current plan includes construction of an additional large-scale cell culture commercial manufacturing facility at the site of the current Rhode Island manufacturing facility. We have entered into a manufacturing agreement with Genentech, Inc. (“Genentech”) to produce ENBREL® at Genentech’s manufacturing facility in South San Francisco, California. The manufacturing facility is subject to FDA approval, which the parties hope to obtain in 2004. Under the terms of the agreement, Genentech will produce ENBREL® through 2005, with an extension through 2006 by mutual agreement. In addition, Wyeth is constructing a new manufacturing facility in Ireland, which is expected to increase the U.S. and Canadian supply of ENBREL®. If the additional ENBREL® manufacturing capacity at the Rhode Island site, at Genentech, or in Ireland are not completed on time, or if these manufacturing facilities do not receive FDA approval before we encounter supply constraints, our ENBREL® sales would be restricted, which could have a material adverse effect on our results of operations.

We face substantial competition, and others may discover, develop, acquire or commercialize products before or more successfully than we do.

We operate in a highly competitive environment. Our products compete with other products or treatments for diseases for which our products may be indicated. For example, ENBREL® competes in certain circumstances with rheumatoid arthritis products marketed by Abbott

Laboratories/Knoll, Centocor Inc./Johnson & Johnson, Aventis, Pharmacia, and Merck as well as the generic drug methotrexate and may face competition from potential therapies being developed. Further, we believe that some of our newer products and late stage product candidates or products approved for other indications that may be submitted for new indications, may face competition when and as they are approved and marketed. For example, in the United States, Aranesp® competes with an Epoetin alfa product marketed by Johnson & Johnson in certain anemia markets and Enbrel® may compete in certain circumstances with psoriasis products marketed by Biogen, among others. Additionally, some of our competitors, including biotechnology and pharmaceutical companies, market products or are actively engaged in research and development in areas where we have products or where we are developing product candidates or new indications for existing products. In the future, we expect that our products will compete with new drugs currently in development, drugs approved for other indications that may be approved for the same indications as those of our products, and off-label use of drugs approved for other indications. Our products may compete against products that have lower prices, superior performance, are easier to administer, or that are otherwise competitive with our products. Our inability to compete effectively could adversely affect product sales.

Large pharmaceutical corporations may have greater clinical, research, regulatory, manufacturing, marketing, financial and human resources than we do. In addition, some of our competitors may have technical or competitive advantages over us for the development of technologies and processes. These resources may make it difficult for us to compete with them to successfully discover, develop, and market new products and for our current products to compete with new products or new product indications that these competitors bring to market. Business combinations among our competitors may also increase competition and the resources available to our competitors.

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

Also, certain of the raw materials required in the commercial manufacturing and the formulation of our products are derived from biological sources, including bovine serum and human serum albumin, or HSA. We are investigating alternatives to certain biological sources. Raw materials may be subject to contamination and/or recall. A material shortage, contamination, and/or recall could adversely impact or disrupt our commercial manufacturing of our products or could result in a mandated withdrawal of our products from the market. This too, in turn, could adversely affect our ability to satisfy demand for our products, which could materially and adversely affect our operating results.

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

Our stock price, like that of other biotechnology companies, is highly volatile. For example, in the fifty-two weeks prior to June 30, 2003, the trading price of our common stock has ranged from a high of $67.54 per share to a low of $30.57 per share. Our stock price may be affected by such factors as:

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

Item 4. Controls and Procedures

The Company maintains “disclosure controls and procedures”, as such term is defined under Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, the Company’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and in reaching a reasonable level of assurance the Company’s management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company has carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective in ensuring that material information relating to the Company, is made known to the Chief Executive Officer and Chief Financial Officer by others within the Company during the period in which this report was being prepared.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

Certain of the Company’s legal proceedings are reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, with material developments since that report described in the Company’s Form 10-Q for the three months ended March 31, 2003, and below. While it is not possible to predict accurately or to determine the eventual outcome of these matters, the Company believes that the outcome of these proceedings will not have a material adverse effect on the annual financial statements of the Company.

Average Wholesale Price Litigation

On May 13, 2003, the United States District Court, District of Massachusetts (the “Massachusetts Court”) issued a decision on the Defendants’ Motion to Dismiss In Re Pharmaceutical Industry Average Wholesale Price Litigation. Amgen was dismissed without prejudice from the case and certain claims against Immunex were also dismissed without prejudice. The Plaintiffs were granted leave to amend and on June 13, 2003, an amended complaint was filed with the Massachusetts Court in which Amgen and Immunex were named as defendants. The amended complaint makes substantially the same allegations as the original complaint.

International Union of Operating Engineers, Local No. 68 Welfare Fund v. AstraZeneca PLC, et al. (Superior Court of New Jersey, Equity Division Monmouth County)

Amgen was served with this complaint on July 14, 2003 and Immunex was served with this complaint on July 15, 2003. This complaint asserts varying claims related to deceptive trade practices and common law fraud. The complaint seeks an undetermined amount of damages, as well as other relief, including declaratory and injunctive relief.

Johnson & Johnson arbitrations

The parties reached a settlement of Amgen’s claim for its costs and expenses incurred in the Termination Arbitration and on May 29, 2003, Johnson & Johnson paid Amgen $74.0 million resolving this matter.

Shareholder Litigation

On July 11, 2003, the King County Superior Court of Washington preliminarily approved the terms of the settlement that Immunex Corporation announced on April 29, 2002.

Columbia Litigation

On June 18, 2003, Amgen and Immunex filed suit in the U.S. District Court for the Central District of California against The Trustees of Columbia University seeking a declaratory judgment. In its complaint, Amgen and Immunex request a declaratory judgment that Columbia’s claims for royalties under license agreements with Amgen and Immunex lack merit and that no royalties are owed. The complaint further seeks a declaratory judgment that Amgen and Immunex do not infringe Columbia’s recently issued U.S. Patent No. 6,455,275 and that the ‘275 patent is invalid and unenforceable.

Item 4. Submission of Matters to a Vote of Security Holders

(a)	The Company held its Annual Meeting of Stockholders on May 15, 2003.

(b)	Omitted pursuant to Instruction 3 to Item 4 of Form 10-Q.

(c)	The three matters voted upon at the meeting were: (i) to elect four directors to a three year term of office expiring at the Annual Meeting of Stockholders in the year 2006 (“Proposal One”); (ii) to approve an amendment to the Company’s Amended and Restated 1991 Equity Incentive Plan to permit certain performance-based stock awards to qualify for deductibility under Section 162(m) of the Internal Revenue Code, as amended (“Proposal Two”); and (iii) to ratify the selection of Ernst & Young LLP as independent auditors of the Company for the year ending December 31, 2003 (“Proposal Three”). The stockholder proposal concerning stock option grants to senior executives, which was included in the Company’s 2003 Proxy Statement was not properly presented; therefore, the stockholder proposal was not placed before the meeting.

(i)	With respect to Proposal One, nominees Mr. Frederick W. Gluck received 1,102,333,718 shares voted in favor and 32,222,950 shares were withheld from voting, Mr. Franklin P. Johnson, Jr. received 1,102,836,250 shares voted in favor and 31,720,418 shares were withheld from voting, Adm. J. Paul Reason received 1,102,274,228 shares in favor and 32,282,440 shares were withheld and Mr. Donald B. Rice received 1,097,277,233 shares voted in favor and 37,279,435 shares were withheld from voting, and there were no abstentions or broker non-votes. All nominees were declared to have been elected as directors to hold office until the Annual Meeting of Stockholders in the year 2006.

(ii)	With respect to Proposal Two, 1,061,256,670 shares were voted in favor, 53,219,885 shares were voted against, 10,078,944 shares abstained from voting, and 1,129 were withheld from voting as broker non-votes with respect to such proposal. Proposal Two was declared to have been approved.

(iii)	With respect to Proposal Three, 1,080,546,227 shares were voted in favor, 46,327,017 shares were voted against, 7,683,384 shares abstained from voting, and there were no broker non-votes. Proposal Three was declared to have been approved.

(d)	Not applicable.

Item 5. Other Information

The Company’s 2004 Annual Meeting of Stockholders will be held on May 13, 2004.

Item 6. Exhibits and Reports on Form 8-K

(a)	Reference is made to the Index to Exhibits included herein.

(b)	Reports on Form 8-K.

The Company filed one Current Report on Form 8-K for the three months ended June 30, 2003. The report dated April 29, 2003 contained the Company’s press release announcing its earnings for the three months ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Amgen Inc.
(Registrant)

Date: 7/30/03	By:	/s/ RICHARD D. NANULA
Richard D. Nanula
Executive Vice President, Finance, Strategy and Communications, and Chief Financial Officer

Date: 7/30/03	By:	/s/ BARRY D. SCHEHR
Barry D. Schehr
Vice President, Financial Operations, and Chief Accounting Officer

AMGEN INC.

INDEX TO EXHIBITS

Exhibit No.	Description

2.1	Amended and Restated Agreement and Plan of Merger, dated as of December 16, 2001, by and among Amgen Inc., AMS Acquisition Inc., and Immunex Corporation. (28)

2.2	First Amendment to Amended and Restated Agreement and Plan of Merger, dated as of July 15, 2002 (30)

3.1	Restated Certificate of Incorporation as amended. (9)

3.2*	Amended and Restated Bylaws of Amgen Inc. (as amended and restated May 14, 2003).

3.3	Certificate of Amendment of Restated Certificate of Incorporation. (17)

3.4	Certificate of Designations of Series A Junior Participating Preferred Stock. (20)

4.1	Indenture dated January 1, 1992 between the Company and Citibank N.A., as trustee. (3)

4.2	First Supplement to Indenture, dated February 26, 1997 between the Company and Citibank N.A., as trustee. (6)

4.3	Officer’s Certificate pursuant to Sections 2.1 and 2.3 of the Indenture, as supplemented, establishing a series of securities “8-1/8% Debentures due April 1, 2097.” (8)

4.4	8-1/8% Debentures due April 1, 2097. (8)

4.5	Form of stock certificate for the common stock, par value $.0001 of the Company. (9)

4.6	Officer’s Certificate pursuant to Sections 2.1 and 2.3 of the Indenture, dated as of January 1, 1992, as supplemented by the First supplemental Indenture, dated as of February 26, 1997, each between the Company and Citibank, N.A., as Trustee, establishing a series of securities entitled “6.50% Notes Due December 1, 2007”. (11)

4.7	6.50% Notes Due December 1, 2007 described in Exhibit 4.6. (11)

4.8	Corporate Commercial Paper - Master Note between and among Amgen Inc., as Issuer, Cede & Co., as nominee of The Depository Trust Company and Citibank, N.A. as Paying Agent. (12)

4.9	Shareholders’ Rights Agreement dated as of December 16, 2001 by and among Amgen Inc., Wyeth (formerly American Home Products Corporation), MDP Holdings, Inc., and Lederle Parenterals, Inc. (25)

4.10	Indenture, dated as of March 1, 2002, between Amgen Inc. and LaSalle Bank National Association. (27)

4.11	Form of Liquid Yield Option™ Note due 2032. (27)

4.12	Registration Rights Agreement, dated as of March 1, 2002, between Amgen Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated. (27)

10.1+	Company’s Amended and Restated 1991 Equity Incentive Plan, effective March 2003. (39)

10.2*+	Company’s Amended and Restated 1997 Equity Incentive Plan, effective July 15, 2002.

10.3	Shareholder’s Agreement of Kirin-Amgen, Inc., dated May 11, 1984, between the Company and Kirin Brewery Company, Limited. (20)

10.4	Amendment Nos. 1, 2, and 3, dated March 19, 1985, July 29, 1985 and December 19, 1985, respectively, to the Shareholder’s Agreement of Kirin-Amgen, Inc., dated May 11, 1984. (17)

10.5	Product License Agreement, dated September 30, 1985, and Technology License Agreement, dated, September 30, 1985 between the Company and Ortho Pharmaceutical Corporation. (17)

10.6	Product License Agreement, dated September 30, 1985, and Technology License Agreement, dated September 30, 1985 between Kirin-Amgen, Inc. and Ortho Pharmaceutical Corporation. (17)

10.7+	Company’s Amended and Restated Employee Stock Purchase Plan. (17)

10.8	Research, Development Technology Disclosure and License Agreement PPO, dated January 20, 1986, by and between the Company and Kirin Brewery Co., Ltd. (1)

10.9	Amendment Nos. 4 and 5, dated October 16, 1986 (effective July 1, 1986) and December 6, 1986 (effective July 1, 1986), respectively, to the Shareholders Agreement of Kirin-Amgen, Inc. dated May 11, 1984. (20)

10.10	Assignment and License Agreement, dated October 16, 1986, between the Company and Kirin-Amgen, Inc. (20)

10.11	G-CSF European License Agreement, dated December 30, 1986, between Kirin-Amgen, Inc. and the Company. (20)

10.12+	Company’s Retirement and Savings Plan (as amended and restated effective October 23, 2000). (20)

10.13+	Company’s Amended and Restated 1988 Stock Option Plan. (5)

10.14+	First Amendment to the Company’s Retirement and Savings Plan (as amended and restated effective October 23, 2000). (20)

10.15	Amendment, dated June 30, 1988, to Research, Development, Technology Disclosure and License Agreement: GM-CSF dated March 31, 1987, between Kirin Brewery Company, Limited and the Company. (2)

10.16	ENBREL® Supply Agreement, dated April 12, 2002, between Immunex Corporation and Genentech, Inc. (with certain confidential information deleted therefrom). (31)

10.17	Partnership Purchase Agreement, dated March 12, 1993, between the Company, Amgen Clinical Partners, L.P., Amgen Development Corporation, the Class A limited partners and the Class B limited partner. (4)

10.18+	Amgen Inc. Supplemental Retirement Plan (As Amended and Restated Effective November 1, 1999). (16)

10.19+	First Amendment to Amgen Inc. Change of Control Severance Plan. (17)

10.20+	Amended and Restated Amgen Performance Based Management Incentive Plan. (15)

10.21	Credit Agreement, dated as of May 28, 1998, among Amgen Inc., the Borrowing Subsidiaries named therein, the Banks named therein, Citibank, N.A., as Issuing Bank, and Citicorp USA, Inc., as Administrative Agent. (13)

10.22	G-CSF United States License Agreement dated June 1, 1987 (effective July 1, 1986) between Kirin-Amgen, Inc. and the Company. (20)

10.23	Amendment No. 1 dated October 20, 1988 to Kirin-Amgen, Inc./Amgen G-CSF United States License Agreement dated June 1, 1987 (effective July 1, 1986). (20)

10.24	Amendment No. 2 dated October 17, 1991 (effective November 13, 1990) to Kirin-Amgen, Inc./Amgen G-CSF United States License Agreement dated June 1, 1987 (effective July 1, 1986). (20)

10.25	Amendment No. 10 dated March 1, 1996 to the Shareholders’ Agreement of Kirin-Amgen, Inc. dated May 11, 1984. (20)

10.26+	Amgen Inc. Change of Control Severance Plan effective as of October 20, 1998. (14)

10.27	Preferred Share Rights Agreement, dated as of December 12, 2000, between Amgen Inc. and American Stock Transfer and Trust Company, as Rights Agent. (19)

10.28+	First Amendment, effective January 1, 1998, to the Company’s Amended and Restated Employee Stock Purchase Plan. (10)

10.29	Amendment No. 11 dated March 20, 2000 to the Shareholders’ Agreement of Kirin-Amgen, Inc. dated May 11, 1984. (20)

10.30+	Agreement between Amgen Inc. and Dr. Fabrizio Bonanni, dated March 3, 1999. (16)

10.31	Amendment No. 1 dated June 1, 1987 to Kirin-Amgen, Inc./Amgen G-CSF European License Agreement dated December 30, 1986. (20)

10.32	Amendment No. 2 dated March 15, 1988 to Kirin-Amgen, Inc./Amgen G-CSF European License Agreement dated December 30, 1986. (20)

10.33	Amendment No. 3 dated October 20, 1988 to Kirin-Amgen, Inc./Amgen G-CSF European License Agreement dated December 30, 1986. (20)

10.34	Amendment No. 4 dated December 29, 1989 to Kirin-Amgen, Inc./Amgen G-CSF European License Agreement dated December 30, 1986. (20)

10.35+	Company’s Amended and Restated 1987 Directors’ Stock Option Plan. (7)

10.36+	Amgen Inc. Amended and Restated 1993 Equity Incentive Plan (formerly known as the Immunex Corporation 1993 Stock Option Plan). (39)

10.37+	Amgen Inc. Executive Incentive Plan. (28)

10.38+	Promissory Note of Dr. Fabrizio Bonanni, dated August 7, 1999. (16)

10.39+	Promissory Note of Dr. Fabrizio Bonanni, dated October 29, 1999. (16)

10.40+	2002 Special Severance Pay Plan for Amgen Employees. (35)

10.41+	Agreement between Amgen Inc. and Mr. Gordon M. Binder, dated May 10, 2000. (17)

10.42	Amendment No. 6 dated May 11, 1984 to the Shareholders’ Agreement of Kirin-Amgen, Inc. dated May 11, 1984. (20)

10.43	Amendment No. 7 dated July 17, 1987 (effective April 1, 1987) to the Shareholders’ Agreement of Kirin-Amgen, Inc. dated May 11, 1984. (20)

10.44	Amendment No. 8 dated May 28, 1993 (effective November 13, 1990) to the Shareholders’ Agreement of Kirin-Amgen, Inc. dated May 11, 1984. (20)

10.45	Amendment No. 9 dated December 9, 1994 (effective June 14, 1994) to the Shareholders’ Agreement of Kirin-Amgen, Inc. dated May 11, 1984. (20)

10.46+	Agreement between Amgen Inc. and Mr. George J. Morrow, dated March 3, 2001. (21)

10.47+	Promissory Note of Mr. George J. Morrow, dated March 11, 2001. (21)

10.48+	Agreement between Amgen Inc. and Dr. Roger M. Perlmutter, M.D., Ph.D., dated March 5, 2001. (21)

10.49+	Agreement between Amgen Inc. and Mr. Brian McNamee, dated May 5, 2001. (22)

10.50+	Agreement between Amgen Inc. and Mr. Richard Nanula, dated May 15, 2001. (22)

10.51+	Promissory Note of Mr. Richard Nanula, dated June 27, 2001. (22)

10.52+	Promissory Note of Dr. Roger M. Perlmutter, dated June 29, 2001. (22)

10.53+	Second Amendment to the Amgen Retirement and Savings Plan as amended and restated effective October 23, 2000. (23)

10.54+	Second Amendment to the Amgen Inc. Change of Control Severance Plan. (23)

10.55+	First Amendment to the Amgen Supplemental Retirement Plan as amended and restated effective November 1, 1999. (23)

10.56+	Agreement between Amgen Inc. and Dr. George Morstyn, dated July 19, 2001. (23)

10.57+	Promissory Note of Mr. Brian McNamee, dated May 30, 2001. (23)

10.58+	Restricted Stock Purchase Agreement between Amgen Inc. and Mr. Richard Nanula, dated May 16, 2001. (23)

10.59+	Restricted Stock Purchase Agreement between Amgen Inc. and Dr. Roger M. Perlmutter, dated January 8, 2001. (23)

10.60+	Agreement between Amgen Inc. and Dr. Beth C. Seidenberg, dated December 21, 2001. (26)

10.61+	Amendment to Agreement between Amgen Inc. and Dr. Beth C. Seidenberg, dated December 21, 2001. (26)

10.62+	Second Amendment to the Amgen Supplemental Retirement Plan (As Amended and Restated Effective November 1, 1999), effective January 1, 2002. (26)

10.63+	Third Amendment to the Amgen Retirement and Savings Plan (as amended and restated effective October 23, 2000), effective February 1, 2002. (26)

10.64+	Amgen Inc. Executive Nonqualified Retirement Plan, effective January 1, 2001. (26)

10.65+	Nonqualified Deferred Compensation Plan, effective January 1, 2002. (26)

10.66	Shareholder voting agreement dated as of December 16, 2001 by and among Amgen Inc., Wyeth (formerly American Home Products Corporation), MDP Holdings, Inc., and Lederle Parenterals, Inc. (24)

10.67+	Agreement between Amgen Inc. and Dr. Joseph Miletich, dated March 22, 2002. (29)

10.68+	Restricted Stock Purchase Agreement between Amgen Inc. and Dr. Joseph Miletich, dated April 1, 2002. (29)

10.69	Amended and Restated Promotion Agreement by and between Immunex Corporation, Wyeth (formerly American Home Products Corporation) and Amgen Inc. dated December 16, 2001 (with certain confidential information deleted therefrom). (28)

10.70	Agreement Regarding Governance and Commercial Matters by and among Wyeth (formerly American Home Products Corporation), American Cyanamid Company and Amgen Inc. dated December 16, 2001 (with certain confidential information deleted therefrom). (28)

10.71+	Amgen Inc. Amended and Restated 1999 Equity Incentive Plan (formerly known as the Immunex Corporation 1999 Stock Option Plan). (39)

10.72+	Amgen Inc. Amended and Restated 1999 Stock Purchase Plan (formerly known as the Immunex Corporation 1999 Stock Purchase Plan). (32)

10.73+	Immunex Corporation Stock Option Plan for Nonemployee Directors, as amended. (32)

10.74+	Amgen Inc. Profit Sharing 401(k) Plan and Trust (formerly know as the Immunex Corporation Profit Sharing 401(k) Plan and Trust). (32)

10.75	ENBREL® Supply Agreement among Immunex Corporation, American Home Products Corporation and Boehringer Ingelheim Pharma KG, dated as of November 5, 1998 (with certain confidential information deleted therefrom). (33)

10.76	Amendment No. 1 to the ENBREL® Supply Agreement among Immunex Corporation, American Home Products Corporation and Boehringer Ingelheim Pharma KG, dated June 27, 2000 (with certain confidential information deleted therefrom). (34)

10.77	Amendment No. 2 to the ENBREL® Supply Agreement among Immunex Corporation, American Home Products Corporation and Boehringer Ingelheim Pharma KG, dated June 3, 2002 (with certain confidential information deleted therefrom). (35)

10.78	Asset Purchase Agreement, dated May 2, 2002, by and between Immunex Corporation and Schering Aktiengesellschaft (with certain confidential information deleted therefrom). (35)

10.79	Amendment No. 1 to the Asset Purchase Agreement dated as of June 25, 2002, by and between Immunex Corporation and Schering Aktiengesellschaft. (35)

10.80	Amendment No. 2 to the Asset Purchase Agreement dated as of July 17, 2002, by and between Immunex Corporation and Schering Aktiengesellschaft. (35)

10.81+	Promissory Note of Ms. Beth Seidenberg, dated March 20, 2002. (35)

10.82+	Agreement between Amgen Inc. and Edward Fritzky, dated July 15, 2002. (35)

10.83+	Restricted Stock Purchase Agreement between Amgen Inc. and Edward Fritzky, dated July 15, 2002. (35)

10.84+	Stock Option Agreement between Amgen Inc. and Edward Fritzky, dated July 15, 2002. (35)

10.85+	Agreement between Amgen Inc. and Dr. Douglas Williams, dated July 15, 2002. (35)

10.86+	Promissory Note of Dr. Hassan Dayem, dated July 10, 2002. (35)

10.87	Amendment No. 3 to the ENBREL® Supply Agreement among Immunex Corporation, American Home Products Corporation and Boehringer Ingelheim Pharma KG, dated December 18, 2002 (with certain confidential information deleted therefrom). (38)

10.88+	Amgen Limited Sharesave Plan. (37)

10.89+	Amgen Limited 2000 UK Company Employee Share Option Plan. (38)

10.90+	Restricted Stock Purchase Agreement between Amgen Inc. and Dr. Beth C. Seidenberg, dated January 14, 2002 and First Amendment thereto dated September 20, 2002. (38)

10.91*+	Restricted Stock Purchase Agreement between Amgen Inc. and Brian M. McNamee, dated March 3, 2003.

31*	Rule 13a-14(a) Certifications.

32	Section 1350 Certifications.

*	Filed herewith.
+	Management contract or compensatory plan or arrangement.
(1)	Filed as an exhibit to Amendment No. 1 to Form S-1 Registration Statement (Registration No. 33-3069) on March 11, 1986 and incorporated herein by reference.
(2)	Filed as an exhibit to Form 8 amending the Quarterly Report on Form 10-Q for the quarter ended June 30, 1988 on August 25, 1988 and incorporated herein by reference.
(3)	Filed as an exhibit to Form S-3 Registration Statement dated December 19, 1991 and incorporated herein by reference.
(4)	Filed as an exhibit to the Form 8-A dated March 31, 1993 and incorporated herein by reference.
(5)	Filed as an exhibit to the Form 10-Q for the quarter ended September 30, 1996 on November 5, 1996 and incorporated herein by reference.
(6)	Filed as an exhibit to the Form 8-K Current Report dated March 14, 1997 on March 14, 1997 and incorporated herein by reference.
(7)	Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1996 on March 24, 1997 and incorporated herein by reference.
(8)	Filed as an exhibit to the Form 8-K Current Report dated April 8, 1997 on April 8, 1997 and incorporated herein by reference.
(9)	Filed as an exhibit to the Form 10-Q for the quarter ended March 31, 1997 on May 13, 1997 and incorporated herein by reference.
(10)	Filed as an exhibit to the Form 10-Q for the quarter ended June 30, 1997 on August 12, 1997 and incorporated herein by reference.

(11)	Filed as an exhibit to the Form 8-K Current Report dated and filed on December 5, 1997 and incorporated herein by reference.
(12)	Filed as an exhibit to the Form 10-Q for the quarter ended March 31, 1998 on May 13, 1998 and incorporated herein by reference.
(13)	Filed as an exhibit to the Form 10-Q for the quarter ended June 30, 1998 on August 14, 1998 and incorporated herein by reference.
(14)	Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1998 on March 16, 1999 and incorporated herein by reference.
(15)	Filed as an exhibit to the Form 10-Q for the quarter ended June 30, 1999 on August 3, 1999 and incorporated herein by reference.
(16)	Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1999 on March 7, 2000 and incorporated herein by reference.
(17)	Filed as an exhibit to the Form 10-Q for the quarter ended June 30, 2000 on August 1, 2000 and incorporated herein by reference.
(18)	Filed as an exhibit to the Form 10-Q for the quarter ended September 30, 2000 on November 14, 2000 and incorporated herein by reference.
(19)	Filed as an exhibit to the Form 8-K Current Report dated December 13, 2000 on December 18, 2000 and incorporated herein by reference.
(20)	Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2000 on March 7, 2001 and incorporated herein by reference.
(21)	Filed as an exhibit to the Form 10-Q for the quarter ended March 31, 2001 on May 14, 2001 and incorporated herein by reference.
(22)	Filed as an exhibit to the Form 10-Q for the quarter ended June 30, 2001 on July 27, 2001 and incorporated herein by reference.
(23)	Filed as an exhibit to the Form 10-Q for the quarter ended September 30, 2001 on October 26, 2001 and incorporated herein by reference.
(24)	Filed as an exhibit to the Form 8-K Current Report dated December 16, 2001 on December 17, 2001 and incorporated herein by reference.
(25)	Filed as an exhibit to the Form S-4 Registration Statement dated January 31, 2002 and incorporated herein by reference.
(26)	Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2001 on February 26, 2002 and incorporated herein by reference.
(27)	Filed as an exhibit to the Form 8-K Current Report dated February 21, 2002 on March 1, 2002 and incorporated herein by reference.
(28)	Filed as an exhibit to Amendment No. 1 to the Form S-4 Registration Statement dated March 22, 2002 and incorporated herein by reference.
(29)	Filed as an exhibit to the Form 10-Q for the quarter ended March 31, 2002 on April 29, 2002 and incorporated herein by reference.
(30)	Filed as an exhibit to the Post-Effective Amendment No. 1 to the Form S-4 Registration Statement dated July 15, 2002 and incorporated herein by reference.
(31)	Filed as an exhibit to Form 8-K Current Report of Immunex Corporation dated April 12, 2002 on May 7, 2002 and incorporated herein by reference.
(32)	Filed as an exhibit to the Form S-8 dated July 16, 2002 and incorporated herein by reference.
(33)	Filed as an exhibit to the Annual Report on Form 10-K of Immunex Corporation for the year ended December 31, 1998.
(34)	Filed as an exhibit to the Form 10-Q of Immunex Corporation for the quarter ended June 30, 2000.
(35)	Filed as an exhibit to the Form 10-Q for the quarter ended June 30, 2002 on August 13, 2002 and incorporated herein by reference.

(36)	Filed as an exhibit to the Form 10-Q for the quarter ended September 30, 2002 on November 5, 2002 and incorporated herein by reference.
(37)	Filed as an exhibit to the Form S-8 dated March 17, 1999 and incorporated herein by reference.
(38)	Filed as an exhibit to the Form 10-K for the year ended December 31, 2002 on March 10, 2003 and incorporated herein by reference.
(39)	Filed as an exhibit to the Form 10-Q for the quarter ended March 31, 2003 on May 2, 2003 and incorporated herein by reference.