Form 10-Q
period 2003-09-30
AMGEN INC
filed 2003-10-30
CIK 318154

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

As of October 17, 2003, the registrant had 1,289,949,059 shares of common stock, $0.0001 par value, outstanding.

AMGEN INC.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

The information in this report for the three and nine months ended September 30, 2003 and 2002 is unaudited but includes all adjustments (consisting only of normal recurring accruals, unless otherwise indicated) which Amgen Inc., including its subsidiaries, (“Amgen” or the “Company”) considers necessary for a fair presentation of the results of operations for those periods.

The condensed consolidated financial statements should be read in conjunction with the Company’s financial statements and the notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Interim results are not necessarily indicative of results for future quarters or the full fiscal year.

AMGEN INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenues:
Product sales	$2,078.1	$1,345.8	$5,630.5	$3,369.6
Royalty income	100.5	90.7	283.8	239.1
Corporate partner revenues	28.8	62.8	95.4	148.2

Total revenues	2,207.4	1,499.3	6,009.7	3,756.9

Operating expenses:
Cost of sales	340.0	226.4	952.4	461.9
Research and development	407.5	312.6	1,152.5	749.6
Selling, general and administrative	483.0	394.9	1,326.6	961.2
Write off of acquired in-process research and development	—	2,991.8	—	2,991.8
Amortization of acquired intangible assets	83.9	70.6	251.8	70.6
Loss (earnings) of affiliates, net	36.2	(3.4)	14.3	(6.8)
Other items, net	—	(35.5)	(24.0)	(35.5)

Total operating expenses	1,350.6	3,957.4	3,673.6	5,192.8

Operating income (loss)	856.8	(2,458.1)	2,336.1	(1,435.9)

Other income (expense):
Interest and other income, net	17.2	23.7	90.4	112.9
Interest expense, net	(7.8)	(11.6)	(23.5)	(31.3)

Total other income	9.4	12.1	66.9	81.6

Income (loss) before income taxes	866.2	(2,446.0)	2,403.0	(1,354.3)

Provision for income taxes	254.1	155.6	690.4	494.0

Net income (loss)	$612.1	$(2,601.6)	$1,712.6	$(1,848.3)

Earnings (loss) per share:
Basic	$0.47	$(2.10)	$1.33	$(1.67)
Diluted	$0.46	$(2.10)	$1.28	$(1.67)

Shares used in calculation of earnings (loss) per share:
Basic	1,289.4	1,241.7	1,289.4	1,105.5
Diluted	1,347.9	1,241.7	1,348.0	1,105.5

See accompanying notes.

AMGEN INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except per share data)

(Unaudited)

	September 30, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$1,049.7	$1,851.7
Marketable securities	3,975.3	2,812.2
Trade receivables, net	1,001.4	752.4
Inventories	684.8	544.9
Other current assets	582.8	442.3

Total current assets	7,294.0	6,403.5

Property, plant, and equipment at cost, net	3,456.7	2,813.5
Intangible assets, net	4,542.1	4,801.9
Goodwill	9,870.7	9,871.1
Other assets	705.3	566.3

	$25,868.8	$24,456.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$253.4	$254.6
Accrued liabilities	1,294.9	1,151.7
Current portion of debt	—	122.9

Total current liabilities	1,548.3	1,529.2

Deferred tax liabilities	1,791.4	1,593.4
Long-term debt	3,071.8	3,047.7

Stockholders’ equity:
Preferred stock; $0.0001 par value; 5.0 shares authorized; none issued or outstanding	—	—
Common stock and additional paid-in capital; $0.0001 par value; 2,750.0 shares authorized; outstanding - 1,289.6 shares in 2003 and 1,289.1 shares in 2002	20,027.1	19,344.3
Accumulated deficit	(635.7)	(1,125.5)
Accumulated other comprehensive income	65.9	67.2

Total stockholders’ equity	19,457.3	18,286.0

	$25,868.8	$24,456.3

See accompanying notes.

AMGEN INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Nine Months Ended September 30,
	2003	2002
Cash flows from operating activities:
Net income (loss)	$1,712.6	$(1,848.3)
Write-off of acquired in-process research and development	—	2,991.8
Depreciation and amortization	509.6	283.1
Tax benefits related to employee stock options	249.7	181.6
Other non-cash items	270.4	18.1
Cash provided by (used in) changes in operating assets and liabilities, net of acquisitions:
Trade receivables, net	(249.0)	8.3
Inventories	(139.9)	(78.1)
Other current assets	(127.8)	(30.0)
Accounts payable and accrued liabilities	143.5	(97.8)

Net cash provided by operating activities	2,369.1	1,428.7

Cash flows from investing activities:
Purchases of property, plant, and equipment	(931.5)	(401.9)
Proceeds from maturities of marketable securities	331.3	569.0
Proceeds from sales of marketable securities	1,804.2	1,142.9
Purchases of marketable securities	(3,362.9)	(2,352.9)
Cash paid for Immunex, net of cash acquired	—	(1,899.0)
Proceeds from the sale of the Leukine® business	—	389.9
Purchase of certain rights from Roche	—	(122.5)
Other	(147.2)	(3.1)

Net cash used in investing activities	(2,306.1)	(2,677.6)

Cash flows from financing activities:
Issuance of zero-coupon convertible notes, net of issuance costs	—	2,764.7
Repayment of debt	(23.0)
Repayment of commercial paper	(100.0)	—
Net proceeds from issuance of common stock upon the exercise of employee stock options and in connection with an employee stock purchase plan	468.6	254.0
Repurchases of common stock	(1,222.8)	(1,306.0)
Other	12.2	5.8

Net cash (used in) provided by financing activities	(865.0)	1,718.5

(Decrease) increase in cash and cash equivalents	(802.0)	469.6

Cash and cash equivalents at beginning of period	1,851.7	689.1

Cash and cash equivalents at end of period	$1,049.7	$1,158.7

See accompanying notes.

AMGEN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2003

1. Summary of significant accounting policies

Business

Amgen Inc., including its subsidiaries, (“Amgen” or the “Company”) is a global biotechnology company that discovers, develops, manufactures, and markets human therapeutics based on advances in cellular and molecular biology.

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries as well as affiliated companies in which the Company has a majority ownership interest and exercises control over their operations (“majority-owned affiliates”). All material intercompany transactions and balances have been eliminated in consolidation. Investments in affiliated companies which are 50% or less owned and where the Company exercises significant influence over operations are accounted for using the equity method. All other equity investments are accounted for under the cost method. The caption “Loss (earnings) of affiliates, net” includes Amgen’s equity in the operating results of affiliated companies and the minority interest others hold in the operating results of Amgen’s majority controlled affiliates. On July 15, 2002, the Company completed its acquisition of Immunex Corporation (“Immunex”) (see Note 3, “Immunex acquisition”). In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”, Amgen has included the results of operations of Immunex in its results of operations since the acquisition date.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined in a manner which approximates the first-in, first-out (FIFO) method. Inventories are shown net of applicable reserves and allowances. Inventories consisted of the following (in millions):

	September 30, 2003	December 31, 2002
Raw materials	$112.4	$76.9
Work in process	438.7	360.0
Finished goods	133.7	108.0

	$684.8	$544.9

Intangible assets and goodwill

Intangible assets are recorded at cost, less accumulated amortization. Amortization of intangible assets is provided over their estimated useful lives ranging from 7 to 15 years on a straight-line basis (weighted average amortization period of 14.7 years at September 30, 2003). As of September 30, 2003 and December 31, 2002, accumulated amortization of intangible assets amounted

AMGEN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

to $425.6 million and $165.8 million, respectively. Intangible assets primarily consist of acquired product technology rights, which relate to the identifiable intangible assets acquired in connection with the Immunex acquisition (see Note 3, “Immunex acquisition”). Amortization of acquired product technology rights is included in “Amortization of acquired intangible assets” in the accompanying condensed consolidated statements of operations. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill, which primarily relates to the Immunex acquisition, is no longer amortized, but is subject to periodic impairment tests.

Product sales

Product sales primarily consist of sales of EPOGEN® (Epoetin alfa), Aranesp® (darbepoetin alfa), NEUPOGEN® (Filgrastim), Neulasta® (pegfilgrastim), and ENBREL® (etanercept).

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

AMGEN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

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

Earnings (loss) per share

Basic earnings (loss) per share is based upon the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is based upon the weighted-average number of common shares and dilutive potential common shares outstanding. Potential common shares are: 1) outstanding options under the Company’s employee stock option plans including stock option plans assumed from Immunex, 2) potential issuances of stock under the employee stock purchase plans including employee stock purchase plans assumed from Immunex, 3) restricted stock (collectively “Dilutive Securities” which are included under the treasury stock method when dilutive), and 4) common shares to be issued under the assumed conversion of outstanding 30-year, zero-coupon senior convertible notes (see Note 6, “Debt”) which are included under the if-converted method when dilutive. Diluted earnings (loss) per share for the three and nine months ended September 30, 2002, excludes the impact of potential common shares outstanding, as the impact of those shares is anti-dilutive.

AMGEN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

The following table sets forth the computation for basic and diluted earnings (loss) per share (in millions, except per share information):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Income (loss) (Numerator):
Net income (loss) for basic and diluted EPS	$612.1	$(2,601.6)	$1,712.6	$(1,848.3)
Adjustment for interest expense on Convertible Notes, net of tax	5.2	—	15.6	—

Income (loss) for diluted EPS, after assumed conversion of Convertible Notes	$617.3	$(2,601.6)	$1,728.2	$(1,848.3)

Shares (Denominator):
Weighted-average shares for basic EPS	1,289.4	1,241.7	1,289.4	1,105.5
Effect of Dilutive Securities	23.5	—	23.6	—
Effect of Convertible Notes	35.0	—	35.0	—

Adjusted weighted-average shares for diluted EPS	1,347.9	1,241.7	1,348.0	1,105.5

Basic earnings (loss) per share	$0.47	$(2.10)	$1.33	$(1.67)
Diluted earnings (loss) per share	$0.46	$(2.10)	$1.28	$(1.67)

Employee stock option and stock purchase plans

The Company accounts for its employee stock option and stock purchase plans under the recognition and measurement principles of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Under APB No. 25, no stock-based compensation is reflected in net income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant and the related number of shares granted is fixed at that point in time. The following table illustrates the effect on net income and earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income (loss)	$612.1	$(2,601.6)	$1,712.6	$(1,848.3)
Stock based compensation, net of tax	(53.6)	(46.2)	(138.7)	(143.7)

Pro forma net income (loss)	$558.5	$(2,647.8)	$1,573.9	$(1,992.0)

Earnings (loss) per share:
Basic	$0.47	$(2.10)	$1.33	$(1.67)
Basic - pro forma	$0.43	$(2.13)	$1.22	$(1.80)

Diluted	$0.46	$(2.10)	$1.28	$(1.67)
Diluted - pro forma	$0.42	$(2.13)	$1.18	$(1.80)

AMGEN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

The fair value of the options was estimated at the date of grant using a Black-Scholes option valuation model with the following weighted-average assumptions for the three months ended September 30, 2003 and 2002, respectively: 1) a risk-free interest rate of 2.4% and 3.7%, 2) a dividend yield of 0% and 0%, 3) a volatility factor of the expected market price of the Company’s common stock of 50% and 50%, and 4) an expected life of the options of 4.1 years and 3.9 years. These assumptions resulted in weighted-average fair values of $27.09 and $15.89 per share for employee stock options granted during the three months ended September 30, 2003 and 2002, respectively.

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

Recent accounting pronouncements

In May 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”), effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on the results of operations or the financial position of the Company.

AMGEN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

In May 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”), effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. This rule amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, to provide more consistent reporting of contracts as either derivatives or hybrid instruments. The adoption of SFAS No. 149 did not have a material impact on the results of operations or the financial position of the Company.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which was originally effective for the Company on July 1, 2003. In October 2003, the FASB deferred the effective date for applying the provisions of FIN 46 to December 31, 2003 for interests held by public companies in variable interest entities or potential variable interest entities created before February 1, 2003. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The Company has completed its evaluation of the provisions of FIN 46 and does not have any significant interests in variable interest entities. Accordingly, the adoption of FIN 46 did not have a material impact on the results of operations or the financial position of the Company.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”, effective for fiscal years ending after December 15, 2002. This rule amends SFAS No. 123 to provide several alternatives for adopting the stock option expense provisions of SFAS No. 123, as well as additional required interim financial statement disclosures. SFAS No. 148 does not require companies to expense stock options in current earnings. The Company has not adopted the provisions of SFAS No. 123 for expensing stock based compensation (see “– Employee stock option and stock purchase plans”); however, the Company has adopted the additional interim disclosure provisions of the statement. The impact of the adoption of SFAS No. 148 did not have a material impact on the results of operations or the financial position of the Company.

Basis of presentation

The financial information for the three and nine months ended September 30, 2003 and 2002 is unaudited but includes all adjustments (consisting only of normal recurring accruals, unless otherwise indicated) which the Company considers necessary for a fair presentation of the results of operations for these periods. Interim results are not necessarily indicative of results for the full fiscal year.

Reclassification

Certain prior year amounts have been reclassified to conform to the current year presentation.

AMGEN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

2. Related party transactions

The Company owns a 50% interest in Kirin-Amgen, Inc. (“KA”), a corporation formed in 1984 with Kirin Brewery Company, Limited (“Kirin”) for the development and commercialization of certain products based on advanced biotechnology. The Company accounts for its interest in KA under the equity method and includes its share of KA’s profits or losses in “Loss (earnings) of affiliates, net” in the accompanying condensed consolidated statements of operations. KA has given exclusive licenses to Amgen to manufacture and market certain products including erythropoietin, granulocyte colony-stimulating factor (“G-CSF”), darbepoetin alfa, and pegfilgrastim in certain geographic areas of the world. The Company currently markets certain of these products under the brand names EPOGEN® (erythropoietin), NEUPOGEN® (G-CSF), Aranesp® (darbepoetin alfa), and Neulasta® (pegfilgrastim). KA’s revenues primarily consist of royalty income related to its licensed technology rights. KA receives royalty income from Amgen, as well as Kirin, Johnson & Johnson, F. Hoffmann-La Roche Ltd, and others under separate product license agreements for certain geographic areas outside of the United States. During the three and nine months ended September 30, 2003, KA earned royalties from Amgen of $59.7 million and $159.6 million, respectively. During the three and nine months ended September 30, 2002, KA earned royalties from Amgen of $42.2 million and $116.5 million, respectively. These amounts are included in “Cost of sales” in the accompanying condensed consolidated statements of operations.

KA’s expenses primarily consist of costs related to research and development activities conducted on its behalf by Amgen and Kirin. KA pays Amgen and Kirin for such services at negotiated rates. During the three and nine months ended September 30, 2003, Amgen earned revenues from KA of $16.5 million and $64.6 million, respectively, for certain research and development activities performed on KA’s behalf. During the three and nine months ended September 30, 2002, Amgen earned revenues from KA of $57.6 million and $127.7 million, respectively. These amounts are included in “Corporate partner revenues” in the accompanying condensed consolidated statements of operations.

In August 2003, the Company paid a legal settlement to Genentech, Inc. (“Genentech”) in connection with settling a patent litigation relating to the Company’s processes for producing NEUPOGEN® and Neulasta®. Pursuant to the terms of the license agreement with KA, KA is obligated to indemnify the Company for the payment made to Genentech. During the three months ended September 30, 2003, the Company recorded $47.1 million as its share of the loss incurred by KA, net of tax, in “Loss (earnings) of affiliates, net” in the accompanying condensed consolidated statements of operations.

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

AMGEN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

The purchase price of the acquisition was (in millions):

Fair value of Amgen shares issued (244.6 shares)	$14,313.0
Cash consideration	2,526.2
Fair value of Amgen options issued (22.4 options)	870.2
Transaction costs	62.4

Total	$17,771.8

Purchase price allocation

The purchase price was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The allocation of the purchase price was based, in part, on third-party valuations of the fair values of in-process research and development, identifiable intangible assets, and certain property, plant, and equipment. The excess of the purchase price over the fair values of assets and liabilities acquired amounted to $9,774.2 million and was allocated to goodwill. The Company expects that substantially all of the amount allocated to goodwill will not be deductible for tax purposes.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date (in millions):

Current assets, principally cash and marketable securities	$1,619.1
Deferred tax assets	200.2
Property, plant, and equipment	571.6
In-process research and development	2,991.8
Identifiable intangible assets, principally developed product technology and core technology	4,803.2
Goodwill	9,774.2
Other assets	26.2
Current liabilities	(579.0)
Deferred tax liabilities	(1,635.5)

Net assets	$17,771.8

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

AMGEN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

cash plus the payment of additional cash consideration upon achievement of certain milestones. The sale of the Leukine® business was pursued in connection with Amgen’s acquisition of Immunex and was completed on July 17, 2002.

In December 2002, the Company licensed the commercialization rights for Novantrone® in the United States to Serono S.A. for royalties based on future product sales.

Pro forma results of operations

The following unaudited pro forma information for the three and nine months ended September 30, 2002 presents a summary of the Company’s consolidated results of operations as if the Immunex acquisition had taken place at the beginning of 2002 (in millions, except per share information):

	Three Months Ended September 30, 2002	Nine Months Ended September 30, 2002
Product sales	$1,386.9	$3,917.6
Total revenues	1,540.3	4,312.1
Net income	368.8	1,010.9
Pro forma earnings per share:
Basic	$0.29	$0.79
Diluted	$0.28	$0.76

The pro forma net income and earnings per share for the three and nine months ended September 30, 2002 exclude the acquired IPR&D charge noted above. The pro forma information is not necessarily indicative of results that would have occurred had the acquisition been in effect for the periods presented or indicative of results that may be achieved in the future.

The impact of the Leukine® sale noted above is reflected in the Company’s purchase price allocation as of July 15, 2002. However, for antitrust reasons, information regarding the results of operations attributable to Leukine® is not reviewable by Amgen, and therefore, has not been excluded from the pro forma results of operations for the three and nine months ended September 30, 2002. Leukine® sales for the three months ended September 30, 2002 were not material. Sales for the nine months ended September 30, 2002 were approximately $60 million.

Restructuring plans

In connection with the Immunex acquisition, the Company initiated an integration plan to consolidate and restructure certain functions and operations of the pre-acquisition Immunex primarily consisting of the termination and relocation of certain Immunex personnel and consolidation of certain Immunex leased facilities. These costs have been recognized as liabilities assumed in the purchase business combination in accordance with Emerging Issues Task Force (“EITF”) Issue No. 95-3 “Recognition of Liabilities in Connection with Purchase Business Combinations” and reflected as an increase to goodwill. The following table summarizes the liabilities established as a result of the acquisition and payments made through September 30, 2003 (in millions):

	Balance at 12/31/02	Adjustments	Payments	Balance at 9/30/03
Employee related benefits	$24.1	$0.5	$(20.2)	$4.4
Facility consolidation	30.8	—	(3.0)	27.8

Total	$54.9	$0.5	$(23.2)	$32.2

AMGEN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

4. Stockholders’ equity

Stock repurchase program

The Company has a stock repurchase program primarily to reduce the dilutive effect of its employee stock option and stock purchase plans. Stock repurchased under the program is intended to be retired. During the nine months ended September 30, 2003, the Company repurchased 20.2 million shares of its common stock at a total cost of $1,222.8 million. In June 2002, the Board of Directors authorized the Company to repurchase up to an additional $2.0 billion of common stock through June 30, 2004. At the time of the additional authorization, the Company had approximately $257.1 million remaining under the previous authorized stock repurchase program. The amount the Company spends on and the number of shares repurchased varies based on a variety of factors, including the stock price and blackout periods in which the Company is restricted from repurchasing shares. As of September 30, 2003, $619.3 million was available for stock repurchases through June 30, 2004.

Other comprehensive income

SFAS No. 130, “Reporting Comprehensive Income”, requires unrealized gains and losses on the Company’s available-for-sale securities and foreign currency forward contracts which qualify and are designated as cash flow hedges, and foreign currency translation adjustments to be included in other comprehensive income. During the three and nine months ended September 30, 2003, total comprehensive income was $593.9 million and $1,711.3 million, respectively. During the three and nine months ended September 30, 2002, total comprehensive loss was $2,592.3 million and $1,870.8 million, respectively.

5. Income taxes

The tax rate for the three and nine months ended September 30, 2003 is different from the statutory rate primarily as a result of permanently reinvested earnings of the Company’s foreign operations. The Company does not provide for U.S. income taxes on undistributed earnings of its foreign operations that are intended to be permanently reinvested.

The Company’s income tax returns are routinely audited by the Internal Revenue Service and various state tax authorities. While disputes may arise with these tax authorities, some of which may be significant, the Company believes that adequate tax liabilities have been established for all open audit years.

AMGEN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

6. Debt

Commercial Paper

The Company has a commercial paper program which provides for unsecured, short-term borrowings up to an aggregate of $200 million. At December 31, 2002, commercial paper with a face amount of $100 million was outstanding at an average interest rate of 1.4%. The Company paid off all amounts outstanding under its commercial paper program during the three months ended March 31, 2003 and no amounts were outstanding at September 30, 2003.

Medium and long-term notes

The Company has $100 million of debt securities outstanding at September 30, 2003 and December 31, 2002 that bear interest at a fixed rate of 6.5% and mature in 2007 (the “Notes”). The Company also has $100 million of debt securities outstanding at September 30, 2003 and December 31, 2002 that bear interest at a fixed rate of 8.1% and mature in 2097 (the “Century Notes”). These securities may be redeemed in whole or in part at the Company’s option at any time for a redemption price equal to the greater of the principal amount to be redeemed or the sum of the present values of the principal and remaining interest payments discounted at a determined rate plus, in each case, accrued interest.

In September 2003, the Company entered into two interest rate swap agreements, which qualify and are designated as fair value hedges, to protect against possible increases in value of the Notes and the Century Notes. The terms of the interest rate swap agreements correspond to the related hedged debt instruments. As a result, there is no hedge ineffectiveness. During the three and nine months ended September 30, 2003, gains and losses on these interest rate swap agreements were not material and were fully offset by the losses and gains on the hedged debt instruments.

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

Holders of the Convertible Notes may convert each of their notes into 8.8601 shares of common stock of the Company (the “conversion rate”) at any time on or before the maturity date, or approximately 35.0 million shares in the aggregate. The conversion price per share at issuance was $80.61. The conversion price per share as of any day will equal the original issuance price plus the accrued original issue discount to that day, divided by the conversion rate, or $82.05 per share as of September 30, 2003.

AMGEN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

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

8. Subsequent events

In September 2003, the Company signed a multifaceted agreement, subject to regulatory approval, under which the Company received exclusive rights to develop and commercialize certain of Biovitrum AB’s (“Biovitrum”) small molecules for the treatment of metabolic diseases and certain other medical disorders. Upon obtaining regulatory approval in October 2003, the Company paid and expensed the upfront fee of $86.5 million associated with this agreement. Also under the agreement, the Company will fund and conduct all further development and commercialization activities in the licensed territory, as defined; make significant periodic milestone payments related to development progress, regulatory submissions, and approvals for metabolic diseases and certain other indications; pay tiered royalties to Biovitrum on future sales of all products arising from the agreement; and fund a three-year research program conducted by Biovitrum to develop additional compounds from the licensed small molecules.

In October 2003, the Company established a $1.0 billion shelf registration statement (the “Shelf”) to provide for financial flexibility. The Shelf allows the Company to issue debt securities, common stock, and associated preferred share purchase rights, preferred stock, warrants to purchase debt securities, common stock or preferred stock, securities purchase contracts, securities purchase units and depositary shares of the Company. Under the Shelf, all of the securities available for issuance may be offered from time to time with terms to be determined at the time of issuance.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Immunex Acquisition

On July 15, 2002, Amgen Inc., including its subsidiaries, (“Amgen” or the “Company”) acquired all of the outstanding common stock of Immunex Corporation (“Immunex”) in a transaction accounted for as a business combination. Immunex was a leading biotechnology company dedicated to developing immune system science to protect human health. The acquisition of Immunex is expected to further advance the Company’s role as a global biotechnology leader with the benefits of accelerated growth and increased size, product base, product pipeline, and employees. The acquisition is also intended to enhance the Company’s strategic position within the biotechnology industry by strengthening and diversifying its (1) product base and product pipeline in key therapeutic areas, and (2) discovery research capabilities in proteins and antibodies. The acquisition was structured to qualify as a tax-free reorganization within the meaning of Section 368(a) of the Internal Revenue Code.

Unless otherwise indicated, the discussions in this report of the results of operations for the three and nine months ended September 30, 2003 and financial condition at September 30, 2003 include the results of operations of Immunex. Comparisons are made to the results of operations for the three and nine months ended September 30, 2002, which only include the results of operations of Immunex from July 16, 2002 to September 30, 2002.

Liquidity and Capital Resources

Cash, cash equivalents, and marketable securities

The Company had cash, cash equivalents, and marketable securities of $5,025.0 million and $4,663.9 million at September 30, 2003 and December 31, 2002, respectively. Of the total cash, cash equivalents, and marketable securities at September 30, 2003, approximately $2.3 billion represents cash generated from operations in foreign tax jurisdictions and is intended for use in such foreign operations (see “Results of Operations- Income taxes”). If these funds are repatriated for use in the Company’s U.S. operations, additional taxes on certain of these amounts would be required to be paid. The Company does not currently anticipate a need to repatriate these funds to the United States.

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

Cash flows

Cash provided by operating activities has been and is expected to continue to be the Company’s primary recurring source of funds. During the nine months ended September 30, 2003, operations provided $2,369.1 million of cash compared with $1,428.7 million during the same period last year. The increase in cash provided by operating activities during the nine months ended September 30, 2003 resulted primarily from higher earnings, excluding depreciation and amortization.

Capital expenditures totaled $931.5 million for the nine months ended September 30, 2003 compared with $401.9 million for the same period a year ago. The increase in capital expenditures during the nine months ended September 30, 2003 resulted primarily from capital expenditures related to the new Rhode Island manufacturing facility, the Puerto Rico manufacturing expansion, and the Seattle research center.

The Company receives cash from the exercise of employee stock options and proceeds from the sale of stock by Amgen pursuant to the employee stock purchase plans. During the nine months ended September 30, 2003, employee stock option exercises and proceeds from the sale of stock by Amgen pursuant to the employee stock purchase plans provided $468.6 million of cash compared with $254.0 million for the same period last year. Proceeds from the exercise of employee stock options will vary from period to period based upon, among other factors, fluctuations in the market value of the Company’s stock relative to the exercise price of such options.

The Company has a stock repurchase program primarily to reduce the dilutive effect of its employee stock option and stock purchase plans. During the nine months ended September 30, 2003, the Company repurchased 20.2 million shares of its common stock at a total cost of $1,222.8 million compared with 25.5 million shares repurchased at a cost of $1,306.0 million during the same period last year. Stock repurchased during the nine months ended September 30, 2002 includes 11.3 million shares of common stock repurchased simultaneously with the issuance of the 30-year, zero-coupon senior convertible notes (the “Convertible Notes”) discussed below at a total cost of $650 million. In June 2002, the Board of Directors authorized the Company to repurchase up to an additional $2.0 billion of common stock through June 30, 2004. At the time of the additional authorization, the Company had approximately $257.1 million remaining under the previous authorized stock repurchase program. The amount the Company spends on and the number of shares repurchased varies based on a variety of factors, including the stock price and blackout periods in which the Company is restricted from repurchasing shares. As of September 30, 2003, $619.3 million was available for stock repurchases through June 30, 2004.

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

To provide for financial flexibility and increased liquidity, the Company has established several other sources of debt financing. As of September 30, 2003, the Company had $200 million of unsecured long-term debt securities outstanding. These unsecured long-term debt securities consisted of: 1) $100 million of debt securities that bear interest at a fixed rate of 6.5% and mature in 2007 under a $500 million debt shelf registration (the “Shelf”), and 2) $100 million of debt securities that bear interest at a fixed rate of 8.1% and mature in 2097. The Company’s outstanding long-term debt is rated A2 by Moody’s and A+ by Standard & Poor’s. Under the Shelf, all of the remaining $400 million of debt securities available for issuance may be offered from time to time with terms to be determined by market conditions.

The Company has a commercial paper program which provides for unsecured short-term borrowings up to an aggregate face amount of $200 million. During the nine months ended September 30, 2003, the Company repaid all of the outstanding balances under the commercial paper program, totaling $100 million. In addition, the Company had an unsecured $150 million committed credit facility that expired on May 28, 2003; the Company elected not to replace this facility. This credit facility supported the Company’s commercial paper program.

In October 2003, the Company established a $1.0 billion shelf registration statement (the “Shelf”) which allows the Company to issue debt securities, common stock, and associated preferred share purchase rights, preferred stock, warrants to purchase debt securities, common stock or preferred stock, securities purchase contracts, securities purchase units and depositary shares of the Company, to provide for financial flexibility. Under the Shelf, all of the securities available for issuance may be offered from time to time with terms to be determined at the time of issuance.

The Company believes that existing funds, cash generated from operations, and existing sources of debt and equity financing are adequate to satisfy its working capital and capital expenditure requirements for the foreseeable future, as well as to support its stock repurchase program (see “Financial Outlook- Liquidity and capital resources”). However, the Company may raise additional capital from time to time.

Results of Operations

Product sales

Product sales for the three and nine months ended September 30, 2003 primarily consisted of sales of EPOGEN® (Epoetin alfa), Aranesp® (darbepoetin alfa), NEUPOGEN® (Filgrastim), Neulasta® (pegfilgrastim), and ENBREL® (etanercept). Product sales are influenced by a number of factors, including demand, wholesaler inventory management practices, foreign exchange effects, new product launches, and acquisitions.

For the three and nine months ended September 30, 2003, worldwide product sales were $2,078.1 million and $5,630.5 million, respectively. Worldwide product sales increased $732.3 million and $2,260.9 million, or 54% and 67%, respectively, over the same periods last year. These increases were principally driven by worldwide product sales of Aranesp®, Neulasta®, and ENBREL®. Worldwide product sales for the three and nine months ended September 30, 2003, excluding ENBREL®, were $1,736.5 million and $4,710.9 million, respectively. These amounts represent increases of $548.8 million and $1,499.4 million, or 46% and 47%, respectively, over the same periods last year. U.S. product sales for the three and nine months ended September 30, 2003 were $1,778.4 million and $4,863.2 million, respectively. U.S. product sales increased $570.8 million and $1,828.2 million, or 47% and 60%, respectively, over the same periods last year. International product sales for the three and nine months ended September 30, 2003 were $299.7 million and $767.3 million, respectively. International product sales increased $161.5 million and $432.7 million, or 117% and 129%, respectively, over the same periods last year. Excluding the beneficial impact of foreign currency exchange rates, international product sales increased 91% and 95% for the three and nine months ended September 30, 2003, respectively. For the three and nine months ended September 30, 2003 and 2002, sales by product and geographic region were as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
EPOGEN® – U.S.	$625.9	$558.4	$1,784.1	$1,640.9
Aranesp® – U.S.	283.9	76.8	658.4	134.3
Aranesp® – International	154.4	36.9	382.4	74.3
NEUPOGEN® – U.S.	227.9	241.1	655.2	802.3
NEUPOGEN® – International	102.5	91.1	290.0	248.3
Neulasta® – U.S.	304.3	141.7	847.7	251.5
Neulasta® – International	22.6	—	40.6	—
ENBREL® – U.S.	329.1	150.5	887.3	150.5
ENBREL® – International	12.5	7.6	32.3	7.6
Other product sales – U.S.	7.3	39.1	30.5	55.5
Other product sales – International	7.7	2.6	22.0	4.4

Total product sales	$2,078.1	$1,345.8	$5,630.5	$3,369.6

Total U.S.	$1,778.4	$1,207.6	$4,863.2	$3,035.0
Total International	299.7	138.2	767.3	334.6

Total product sales	$2,078.1	$1,345.8	$5,630.5	$3,369.6

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

Combined EPOGEN® and worldwide Aranesp® sales were $1,064.2 million and $2,824.9 million for the three and nine months ended September 30, 2003, respectively. Combined EPOGEN® and worldwide Aranesp® sales increased $392.1 million and $975.4 million, or 58% and 53%, respectively, over the same periods last year. These increases in combined sales were primarily driven by strong worldwide Aranesp® demand.

EPOGEN® sales for the three and nine months ended September 30, 2003 were $625.9 million and $1,784.1 million, respectively. EPOGEN® sales increased $67.5 million and $143.2 million, or 12% and 9%, respectively, over the same periods last year. The growth in reported EPOGEN® sales for the three months ended September 30, 2003 was primarily due to a favorable revised estimate of dialysis demand for prior quarters, which the Company refers to as “spillover” (see Note 1, “Summary of significant accounting policies– Product sales”). This revised estimate was based on independent data and indicated that dialysis use for Epoetin alfa was greater in prior quarters than initially estimated. The growth in reported EPOGEN® sales for the three months ended September 30, 2003 was also due to mid-single digit growth in demand. These increases were partially offset by unfavorable wholesaler inventory changes. The growth in reported EPOGEN® sales for the nine months ended September 30, 2003 was due to a favorable revised estimate of dialysis demand for prior quarters (i.e. spillover) and growth in demand, both in the mid-single digits, partially offset by unfavorable wholesaler inventory changes.

Worldwide Aranesp® sales for the three and nine months ended September 30, 2003 were $438.3 million and $1,040.8 million, respectively. Aranesp® sales in the United States for the three and nine months ended September 30, 2003 were $283.9 million and $658.4 million, respectively. U.S. Aranesp® sales increased $207.1 million and $524.1 million, or 270% and 390%, respectively, over the same periods last year. These increases were principally driven by demand, reflecting the mid-year 2002 approval of Aranesp® for the treatment of chemotherapy-induced anemia in the United States, and to a lesser extent, favorable wholesaler inventory changes. International Aranesp® sales were $154.4 million and $382.4 million for the three and nine months ended September 30, 2003, respectively. International Aranesp® sales increased $117.5 million and $308.1 million, or 318% and 415%, respectively, over the same periods last year. These increases were principally driven by demand, reflecting the strong acceptance of Aranesp® in Europe, and to a lesser extent, favorable changes in foreign currency exchange rates. International Aranesp® sales growth for the three and nine months ended September 30, 2003 benefited by $18.5 and $59.1 million, respectively, from favorable changes in foreign currency exchange rates.

NEUPOGEN®/Neulasta®

The Company launched Neulasta® in the United States in April 2002 to decrease the incidence of infection, as manifested by febrile neutropenia in patients with non-myeloid malignancies receiving myelosuppressive anti-cancer drugs associated with a clinically significant incidence of febrile neutropenia. In August 2002, the European Commission approved Neulasta® for the reduction in the duration of neutropenia and the incidence of febrile neutropenia in patients with cytotoxic chemotherapy for malignancy. Neulasta® has been launched in most countries in Europe for this indication, and will be launched in additional European countries as reimbursement is established.

Combined worldwide NEUPOGEN® and Neulasta® sales for the three and nine months ended September 30, 2003 were $657.3 million and $1,833.5 million, respectively. Combined worldwide NEUPOGEN® and Neulasta® sales increased $183.4 million and $531.4 million, or 39% and 41%, respectively, over the same periods last year. The increase in combined sales for NEUPOGEN® and Neulasta® for the three and nine months ended September 30, 2003 was primarily driven by U.S. demand for Neulasta®.

Worldwide Neulasta® sales for the three and nine months ended September 30, 2003 were $326.9 million and $888.3 million, respectively. Worldwide Neulasta® sales increased $185.2 million and $636.8 million, or 131% and 253%, respectively, over the same periods last year. The increase was primarily driven by U.S. demand, which reflects the conversion of NEUPOGEN® patients to Neulasta® in the United States, which the Company believes has slowed.

Worldwide NEUPOGEN® sales for the three and nine months ended September 30, 2003 were $330.4 million and $945.2 million, respectively. Worldwide NEUPOGEN® sales decreased $1.8 million and $105.4 million, or 1% and 10%, respectively, from the same periods last year. NEUPOGEN® sales in the United States for the three and nine months ended September 30, 2003 were $227.9 million and $655.2 million, respectively. U.S. NEUPOGEN® sales decreased $13.2 million and $147.1 million, or 5% and 18%, respectively, from the same periods last year. These decreases were primarily due to declines in NEUPOGEN® demand, principally due to the conversion of patients from NEUPOGEN® to Neulasta®. For the three months ended September 30, 2003, the decrease was also slightly offset by favorable wholesaler inventory changes. For the three and nine months ended September 30, 2003, international NEUPOGEN® sales were $102.5 million and $290.0 million, respectively. International NEUPOGEN® sales increased $11.4 million and $41.7 million, or 13% and 17%, respectively, over the same periods last year. These increases were primarily due to favorable changes in foreign currency exchange rates.

ENBREL®

ENBREL® sales for the three and nine months ended September 30, 2003 were $341.6 million and $919.6 million, respectively. ENBREL® sales for the three months ended September 30, 2003, increased $183.5 million, or 116%, from the same period last year, principally due to demand. ENBREL® demand was primarily driven by the addition of new patients in both rheumatology and dermatology. ENBREL® sales for the three months ended September 30, 2002, were adversely impacted by supply shortages and reflect two weeks fewer sales as a result of the acquisition of Immunex on July 15, 2002.

Royalty income

Royalty income principally relates to amounts received from sales of Epoetin alfa by Johnson & Johnson in the United States for use in non-dialysis settings. Additionally in December 2002, the Company licensed the commercialization rights for Novantrone® in the United States to Serono S.A. for royalties based on future product sales. Royalty income was $100.5 million and $283.8 million for the three and nine months ended September 30, 2003, respectively. Royalty income increased $9.8 million and $44.7 million, or 11% and 19%, respectively, over the same periods last year. These increases were principally due to royalties earned from Serono S.A. relating to its sales of Novantrone®.

Corporate partner revenues

Corporate partner revenues were $28.8 million and $95.4 million for the three and nine months ended September 30, 2003, respectively. Of these amounts, $16.5 million and $64.6 million related to amounts earned from Kirin-Amgen, Inc. (“KA”) for the three and nine months ended September 30, 2003, respectively. Corporate partner revenues decreased $34.0 million and $52.8 million, or 54% and 36%, respectively, over the same periods last year. These decreases were primarily due to lower revenues earned from KA related to late-stage development programs conducted on behalf of KA, partially offset by higher revenues earned under other collaboration agreements.

Cost of sales

Cost of sales for the three and nine months ended September 30, 2003 were $340.0 million and $952.4 million, respectively. Cost of sales for the three and nine months ended September 30, 2002 were $226.4 million and $461.9 million, respectively, and reflect a charge of $22.2 million related to the fair value adjustment to inventory acquired from Immunex. Cost of sales increased $113.6 million and $490.5 million, or 50% and 106%, respectively, over the same periods last year. These increases were primarily due to increased sales, over the same periods last year, which only included ENBREL® sales from July 16, 2002 to September 30, 2002. Cost of sales as a percentage of product sales was 16.4% for the three months ended September 30, 2003. Excluding the charge to cost of sales of $22.2 million for the three months ended September 30, 2002, cost of sales as a percentage of product sales would have been 15.2%. The increase from 15.2% for the three months ended September 30, 2002 to 16.4% for the three months ended September 30, 2003, primarily reflects an increase of ENBREL® sales as a percentage of total product sales. ENBREL® has significantly higher manufacturing costs and royalty expense compared to the Company’s other products. Additionally, the manufacturing costs of the Rhode Island production facility, which began producing in December 2002, are greater than those of the Company’s contract manufacturer. Cost of sales as a percentage of product sales was 16.9% for the nine months ended September 30, 2003, compared with 13.7% for the same period last year. This increase was principally due to the inclusion of ENBREL®.

Research and development

Research and development (“R&D”) expenses for the three and nine months ended September 30, 2003 were $407.5 million and $1,152.5 million, respectively. During the three and nine months ended September 30, 2003, R&D expenses increased $94.9 million and $402.9 million, or 30% and 54%, respectively, over the same periods last year. These increases were primarily due to: 1) higher staff-related costs, 2) higher outside R&D costs, principally licensing and milestone fees and clinical trials, and 3) higher clinical manufacturing costs. During the three months ended September 30, 2003, staff-related costs, outside R&D costs, and clinical manufacturing costs increased approximately $36 million, $32 million, and $19 million, respectively. During the nine months ended September 30, 2003, staff-related costs, outside R&D costs, and clinical manufacturing costs increased approximately $169 million, $118 million, and $84 million, respectively.

Selling, general and administrative

Selling, general and administrative (“SG&A”) expenses for the three and nine months ended September 30, 2003 were $483.0 million and $1,326.6 million, respectively. During the three and nine months ended September 30, 2003, SG&A expenses increased $88.1 million and $365.4 million, or 22% and 38%, respectively, over the same periods last year. These increases were primarily due to higher outside marketing expenses, which includes higher Wyeth profit share as a result of ENBREL® sales growth, and higher staff-related costs to support new products in competitive markets and sales growth. During the three and nine months ended September 30, 2003, outside marketing expenses, which includes the Wyeth profit share, increased approximately $56 million and $197 million, respectively, and staff-related costs increased approximately $38 million and $181 million, respectively.

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

Amortization of intangible assets

During the three and nine months ended September 30, 2003, amortization expense related to the intangible assets acquired in connection with the Immunex acquisition was $83.9 million and $251.8 million, respectively. Amortization of intangible assets is provided over their estimated useful lives ranging from 7 to 15 years on a straight-line basis (weighted average amortization period of 14.7 years at September 30, 2003).

Loss (earnings) of affiliates, net

Loss (earnings) of affiliates, net for the three and nine months ended September 30, 2003 were net losses of $36.2 million and $14.3 million, respectively. During the three and nine months ended September 30, 2003, loss (earnings) of affiliates, net decreased by $39.6 million and $21.1 million, respectively, from the same periods last year. The net losses in the three and nine months ended September 30, 2003 were primarily due to a loss from KA in connection with KA’s obligation to indemnify the Company, pursuant to the terms of a license agreement, for the payment made to Genentech, Inc. to settle a patent litigation relating to the Company’s processes for producing NEUPOGEN® and Neulasta®. During the three months ended September 30, 2003, the Company recorded $47.1 million as its share of the loss incurred by KA, net of tax, in “Loss (earnings) of affiliates, net” in the accompanying condensed consolidated statements of operations.

Other items, net

During the nine months ended September 30, 2003, other items, net consisted of a benefit for the recovery of costs and expenses associated with a legal award related to an arbitration proceeding with Johnson & Johnson of $74.0 million, partially offset by a charitable contribution to the Amgen Foundation of $50.0 million.

During the three months ended September 30, 2002, the Company recorded a one-time, non-recurring benefit of $35.5 million related to the recovery of certain expenses accrued in the fourth quarter of 2001 related to terminating collaboration agreements with various third parties. The benefit principally related to the settlement of the Praecis collaboration agreement.

Income taxes

The Company’s effective tax rates for the three and nine months ended September 30, 2003 were 29.3% and 28.7%, respectively, compared with (6.4%) and (36.5%), respectively, for the same periods last year. The Company’s negative effective tax rates for last year were primarily due to the pre-tax loss resulting from the write-off of non-deductible IPR&D costs in connection with the acquisition of Immunex. Excluding the effect of the IPR&D write-off, the effective tax rates for the three and nine months ended September 30, 2002 would have been 28.5% and 30.2%, respectively.

The Company’s effective tax rate for the three months ended September 30, 2002 as compared to the nine months ended September 30, 2002, excluding the effect of the IPR&D write-off, was lower principally as a result of the acquisition of Immunex in the third quarter of 2002. The Company’s effective tax rate for the three months ended September 30, 2003 as compared to the same period last year excluding the effect of the IPR&D write-off, increased primarily due to the Company’s share of the loss resulting from the Genentech legal settlement. The effective tax rate for the nine months ended September 30, 2003 has decreased over the comparable period last year due to an increase in the amount of permanently reinvested foreign earnings, partially offset by the loss of the possession tax credit.

During 2002, the Company restructured its Puerto Rico manufacturing operations using a controlled foreign corporation. As permitted in APB 23, “Accounting for Income Taxes – Special Areas”, the Company does not provide U.S. income taxes on the controlled foreign corporation’s undistributed earnings that are intended to be permanently reinvested outside the U.S. In addition, the Puerto Rico manufacturing operations were entitled to a possession tax credit for a portion of 2002.

Financial Outlook

Liquidity and capital resources

The Company believes that existing funds, cash generated from operations, and existing sources of debt and equity financing are adequate to satisfy its working capital and capital expenditure requirements for the foreseeable future, as well as to support its stock repurchase program. However, the Company may raise additional capital from time to time.

The Company estimates spending on capital projects and equipment to be approximately $1.3 billion to $1.5 billion for 2003, primarily related to the new Rhode Island manufacturing plant, the Puerto Rico manufacturing expansion, and the Seattle research center.

Results of operations

In the future, the Company expects growth of its businesses to be driven by new products, primarily Aranesp®, Neulasta®, and ENBREL® (see “Forward looking statements and factors that may affect Amgen”).

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

The Company believes future worldwide Aranesp® sales growth will be dependent, in part, on such factors as: the effects and pricing of competitive products or therapies, penetration of existing and new market opportunities, and changes in foreign currency exchange rates. In addition, future worldwide Aranesp® sales growth may be affected by cost containment pressures from governments and private insurers on health care providers, as well as the availability of reimbursement by third-party payors, including governments and private insurance plans. For example, effective January 1, 2003, the Centers for Medicare and Medicaid Services (“CMS”) instituted certain changes to its payment system that included a rule setting a significantly reduced reimbursement rate for Aranesp® for Medicare patients in the hospital outpatient setting. While the Company believes that this new rule is based on inaccurate information, the Company cannot predict whether it will be successful in correcting inaccuracies underlying this rule, or if such reimbursement changes for Aranesp® in this setting may impact reimbursement in other settings, by other payors, or for its other products. The hospital outpatient Medicare setting accounts for approximately 10% of U.S. revenues of Aranesp®.

NEUPOGEN®/Neulasta®

In January 2002, Neulasta® was approved in the United States to decrease the incidence of infection, as manifested by febrile neutropenia in patients with non-myeloid malignancies receiving myelosuppressive anti-cancer drugs associated with a clinically significant incidence of febrile neutropenia. The Company launched Neulasta® in the United States in April 2002. In August 2002, Neulasta® was approved in Europe for the reduction in the duration of neutropenia and the incidence of febrile neutropenia in patients with cytotoxic chemotherapy for malignancy. Neulasta® has been launched in most countries in Europe for this indication, and will be launched in additional European countries as reimbursement is established.

NEUPOGEN® is approved in the United States to: decrease the incidence of infection, as manifested by febrile neutropenia, in chemotherapy patients with non-myeloid malignancies (the same use for which Neulasta® is approved); to reduce the duration of neutropenia for patients undergoing myeloablative therapy followed by bone marrow transplantation; to reduce the incidence and duration of neutropenia-related consequences in patients with severe chronic neutropenia; for use in mobilization of peripheral blood progenitor cells for stem cell transplantation; and to reduce the recovery time of neutrophils and the duration of fever following chemotherapy treatment in patients being treated for acute myelogenous leukemia. NEUPOGEN® is approved in Europe, Canada, and Australia for these same indications as well as for the treatment of neutropenia in HIV patients receiving antiviral and/or other myelosuppressive medications.

The Company believes future worldwide NEUPOGEN® and Neulasta® sales growth will depend on penetration of existing markets, the conversion of NEUPOGEN® patients to Neulasta®, patient population growth, price increases, the effects of competitive products or therapies, the development of new treatments for cancer, and changes in foreign currency exchange rates. In addition, future worldwide sales growth may be affected by cost containment pressures from governments and private insurers on health care providers, as well as the availability of reimbursement by third-party payors, including governments and private insurance plans. Further, chemotherapy treatments that are less myelosuppressive may require less NEUPOGEN®/Neulasta®. NEUPOGEN® competes with Neulasta® in the United States and Europe. The Company believes that U.S. NEUPOGEN® sales have been and may continue to be adversely impacted by conversion of patients to Neulasta®. However, the Company believes that the conversion rate has naturally slowed in the U. S. due to the rapid adoption of Neulasta®. The Company cannot accurately predict the rate or timing of future conversion of NEUPOGEN® patients to Neulasta® worldwide.

ENBREL®

As a result of the Immunex acquisition in July 2002, the Company acquired the rights to ENBREL® in the United States and Canada. ENBREL® is approved in the United States for: the reduction of the signs and symptoms in patients with moderately to severely active rheumatoid arthritis (“RA”); treating moderately to severely active polyarticular-course juvenile RA in patients who have had an inadequate response to one or more disease modifying antirheumatic drugs; inhibiting the progression of structural damage in patients with moderately to severely active RA; for reducing the signs and symptoms of active arthritis in patients with psoriatic arthritis; and to inhibit the progression of structural damage of active arthritis in patients with psoriatic arthritis. In July 2003, the FDA approved ENBREL® to reduce the signs and symptoms in patients with active ankylosing spondylitis. Also, in July 2003, Amgen and Wyeth announced the filing of a supplemental Biologics License Application for the use of ENBREL® to treat moderate to severe plaque psoriasis.

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

Trends expected to impact future operations

Future operating results of the Company may be impacted by a number of factors. The following trends in our business are expected to impact our future liquidity and results of operations:

-	SG&A expenses in the fourth quarter are expected to increase over the previous three quarters in a trend similar to that seen in previous years.

-	Reported sales in the first quarter for each of EPOGEN® and combined NEUPOGEN®/Neulasta® have tended to be comparable or slightly less than respective reported sales in the fourth quarter of the previous year.

-	Non-cash amortization expense of acquired identifiable intangible assets, principally related to ENBREL®, will be approximately $340 million, pre-tax, on an annual basis.

-	Beginning in the second half of 2003, quarterly comparisons to prior periods will reflect the inclusion of ENBREL® and the launch of Aranesp® in oncology in both periods.

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

In both domestic and foreign markets, sales of our products are dependent, in part, on the availability of reimbursement from third-party payors such as state and federal governments, under programs such as Medicare and Medicaid in the United States, and private insurance plans. Medicare does not cover prescriptions for ENBREL®. In certain foreign markets, the pricing and profitability of our products generally are subject to government controls. In the United States, there have been, there are, and we expect there will continue to be, a number of state and federal proposals that could limit the amount that state or federal governments will pay to reimburse the cost of drugs. In addition, we believe the increasing emphasis on managed care in the United States has and will continue to put pressure on the price and usage of our products, which may adversely impact product sales. Further, when a new therapeutic product is approved, the availability of governmental and/or private reimbursement for that product is uncertain, as is the amount for which that product will be reimbursed. We cannot predict the availability or amount of reimbursement for our recently approved products or product candidates, including those at a late stage of development, and current reimbursement policies for marketed products may change at any time; we believe that sales of Aranesp® and Neulasta® are and will be affected by government and private payor reimbursement policies. Effective January 1, 2003, CMS instituted certain changes to its payment system that included a rule setting a significantly reduced reimbursement rate for Aranesp® for Medicare patients in the hospital outpatient setting. While we believe that this new rule is based on inaccurate information, we cannot predict whether we will be successful in correcting inaccuracies underlying this rule, or if such reimbursement changes for Aranesp® in this setting may impact reimbursement in other settings, by other payors, or for our other products.

If reimbursement for our marketed products changes adversely or if we fail to obtain adequate reimbursement for our other current or future products, health care providers may limit how much or under what circumstances they will administer them, which could reduce the use of our products or cause us to reduce the price of our products. This could result in lower product sales or revenues which could have a material adverse effect on us and our results of operations. For example, in the United States the use of EPOGEN® in connection with treatment for end-stage renal disease is funded primarily by the U.S. federal government. In early 1997, CMS, formerly known as HICFA, instituted a reimbursement change for EPOGEN® which materially and adversely affected our EPOGEN® sales until the policies were revised.

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

Our success depends in part on our ability to obtain and defend patent rights and other intellectual property rights that are important to the commercialization of our products and product candidates. We have filed applications for a number of patents and have been granted patents or obtained rights relating to erythropoietin, recombinant G-CSF, darbepoetin alfa, pegfilgrastim, etanercept, and our other products and potential products. We market our erythropoietin, recombinant G-CSF, darbepoetin alfa, pegfilgrastim, and etanercept products as EPOGEN®, NEUPOGEN®, Aranesp®, Neulasta®, and ENBREL®, respectively. In the United States, we have been issued or obtained rights to several patents relating to erythropoietin that generally cover DNA and host cells, processes for making erythropoietin, various product claims to erythropoietin, cells that make levels of erythropoietin, and pharmaceutical compositions of erythropoietin. We have also been issued or obtained rights to U.S. patents relating to G-CSF that cover aspects of DNA, vectors, cells, processes, polypeptides, methods of treatment using G-CSF polypeptides, methods of enhancing bone marrow transplantation and treating burn wounds, methods for recombinant production of G-CSF, and analogs of G-CSF. We have been issued or obtained rights to U.S. and European patents relating to pegfilgrastim (pegylated G-CSF). We also have been granted or obtained rights to a patent in Europe relating to erythropoietin, a patent in Europe relating to G-CSF, two patents in Europe relating to darbepoetin alfa and hyperglycosylated erythropoietic proteins, and a patent in the United States and a patent in Europe relating to anakinra. We have been granted or have obtained rights to patents relating to etanercept in the United States that generally cover DNA (issued in 1995 and 2000); products (issued in 1999 and 2001); and processes for using (issued in 1997). These patents have varying expiration dates; with the latest U.S. etanercept related patent expiring in 2014. We have been granted or have obtained rights to patents relating to etanercept in Europe. The latest European patent relating to etanercept expires in 2011.

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

We currently manufacture ENBREL® at our Rhode Island manufacturing facility. However, we also depend on third parties for a significant portion of our ENBREL® supply as well as for the fill and finish of ENBREL® that we manufacture. BI Pharma is currently our sole third-party supplier of ENBREL®; accordingly, our U.S. and Canadian supply of ENBREL® is currently significantly dependent on BI Pharma’s production schedule for ENBREL®. We would be unable to produce ENBREL® in sufficient quantities to substantially offset shortages in BI Pharma’s scheduled production if BI Pharma or other third-party manufacturers used for ENBREL® production were to cease or interrupt production or services or otherwise fail to supply materials, products, or services to us for any reason, including due to labor shortages or disputes, due to regulatory requirements or action, or due to contamination of product lots or product recalls. This in turn could materially reduce our ability to satisfy demand for ENBREL®, which could materially and adversely affect our operating results. Factors that will affect our actual supply of ENBREL® at any time include, without limitation, the following:

-	BI Pharma does not produce ENBREL® continuously; rather, it produces the drug through a series of periodic campaigns throughout the year. The amount of commercial inventory available to us at any time depends on a variety of factors, including the timing and actual number of BI Pharma’s production runs, level of production yields and success rates, timing and outcome of product quality testing, and the amount of vialing capacity.

-	BI Pharma schedules the vialing production runs for ENBREL® in advance, based on the expected timing and yield of bulk drug production runs. Therefore, if BI Pharma realizes production yields beyond expected levels, or provides additional manufacturing capacity for ENBREL®, it may not have sufficient vialing capacity for all of the ENBREL® bulk drug that it produces. As a result, even if we are able to increase our supply of ENBREL® bulk drug, BI Pharma may not be able to fill and finish the extra bulk drug in time to prevent any supply interruptions.

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

ENBREL® supply for the United States and Canada is produced by us at our Rhode Island facility and by BI Pharma, currently our sole source third-party supplier. See “—We are dependent on third parties for a significant portion of our supply and the fill and finish of ENBREL®.” In addition, our current plan includes construction of an additional large-scale cell culture commercial manufacturing facility at the site of the current Rhode Island manufacturing facility. We have entered into a manufacturing agreement with Genentech, Inc. (“Genentech”) to produce ENBREL® at Genentech’s manufacturing facility in South San Francisco, California. The manufacturing facility is subject to FDA approval, which the parties hope to obtain in 2004. Under the terms of the agreement, Genentech will produce ENBREL® through 2005, with an extension through 2006 by mutual agreement. In addition, Wyeth is constructing a new manufacturing facility in Ireland, which is expected to increase the U.S. and Canadian supply of ENBREL®. If the additional ENBREL® manufacturing capacity at the Rhode Island site, or at Genentech, or in Ireland are not completed on time, or if these manufacturing facilities do not receive FDA approval before we encounter supply constraints, our ENBREL® sales would be restricted, which could have a material adverse effect on our results of operations.

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

We intend to continue an aggressive research and development program. Successful product development in the biotechnology industry is highly uncertain, and very few research and development projects produce a commercial product. Product candidates that appear promising in the early phases of development, such as in early human clinical trials, may fail to reach the market for a number of reasons, such as:

-	the product candidate did not demonstrate acceptable clinical trial results even though it demonstrated positive preclinical trial results

-	the product candidate was not effective in treating a specified condition or illness

-	the product candidate had harmful side effects on humans

-	the necessary regulatory bodies, such as the FDA, did not approve our product candidate for an intended use

-	the product candidate was not economical for us to manufacture and commercialize

-	other companies or people have or may have proprietary rights to our product candidate, such as patent rights, and will not let us sell it on reasonable terms, or at all

-	the product candidate is not cost effective in light of existing therapeutics

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

Our operating results may fluctuate from period to period for a number of reasons. In budgeting our operating expenses, we assume that revenues will continue to grow; however, some of our operating expenses are fixed in the short term. Because of this, even a relatively small revenue shortfall may cause a period’s results to be below our expectations or projections. A revenue shortfall could arise from any number of factors, some of which we cannot control. For example, we may face:

-	lower than expected demand for our products

-	inability to provide adequate supply of our products

-	changes in the government’s or private payors’ reimbursement policies for our products

-	changes in wholesaler buying patterns

-	increased competition from new or existing products

-	fluctuations in foreign currency exchange rates

-	changes in our product pricing strategies

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

We have an aggressive growth plan that includes substantial and increasing investments in research and development, sales and marketing, and facilities. Our plan has a number of risks, some of which we cannot control. For example:

-	we will need to generate higher revenues to cover a higher level of operating expenses, and our ability to do so may depend on factors that we do not control

-	we will need to attract and assimilate a large number of new employees

-	we will need to manage complexities associated with a larger and faster growing organization

-	we will need to accurately anticipate demand for the products we manufacture and maintain adequate manufacturing capacity, and our ability to do so may depend on factors that we do not control

Of course, there may be other risks and we cannot guarantee that we will be able to successfully manage these or other risks.

Our stock price is volatile, which could adversely affect your investment.

Our stock price, like that of other biotechnology companies, is highly volatile. For example, in the fifty-two weeks prior to September 30, 2003, the trading price of our common stock has ranged from a high of $72.37 per share to a low of $41.98 per share. Our stock price may be affected by such factors as:

-	clinical trial results

-	adverse developments regarding the safety or efficacy of our products

-	actual or anticipated product supply constraints

-	product development announcements by us or our competitors

-	regulatory matters

-	announcements in the scientific and research community

-	intellectual property and legal matters

-	changes in reimbursement policies or medical practices

-	broader industry and market trends unrelated to our performance

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

On July 15, 2002, we merged with Immunex Corporation. The success of our merger with Immunex will depend, in part, on our ability to realize the anticipated synergies, cost savings, and growth opportunities from integrating the businesses of Immunex with the businesses of Amgen. Our success in realizing these benefits and the timing of this realization depend upon the successful integration of the operations of Immunex. The integration of two independent companies is a complex, costly, and time-consuming process. The difficulties of combining the operations of the companies include, among others:

-	consolidating research and development and manufacturing operations

-	retaining key employees

-	consolidating corporate and administrative infrastructures

-	coordinating sales and marketing functions

-	preserving ours and Immunex’s research and development, distribution, marketing, promotion, and other important relationships

-	minimizing the diversion of management’s attention from ongoing business concerns

-	coordinating geographically separate organizations

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

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

Certain of the Company’s legal proceedings are reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, with material developments since that report described in the Company’s Form 10-Q for the three months ended March 31, 2003, June 30, 2003, and below. While it is not possible to predict accurately or to determine the eventual outcome of these matters, the Company believes that the outcome of these proceedings will not have a material adverse effect on the annual financial statements of the Company.

Average Wholesale Price Litigation

As disclosed previously, the Company has been served with complaints broadly alleging that it, together with a large number of other pharmaceutical manufacturers, reported prices for certain products that overstate the Average Wholesale Price (“AWP”), allegedly inflating reimbursement, including co-payments paid to providers who prescribe and administer the products.

The complaints assert varying claims under the federal RICO statutes, their state law corollaries, as well as state law claims for deceptive trade practices and common law fraud. Many of these actions were consolidated as In Re Pharmaceutical Average Wholesale Price Litigation, MDL No. 1456 (“the AWP MDL”), in the U.S. District Court, District of Massachusetts (Judge Patti Saris). Below are the developments in these complaints and any new complaints filed during the three months ended September 30, 2003:

County of Suffolk v. Abbott Laboratories, Inc., et al. (U.S. District Court for the Southern District of New York).

An amended complaint was filed in this case on July 31, 2003. Amgen was named as a defendant in the original complaint; Immunex was a newly added defendant in the amended complaint. The amended complaint has not been served on Immunex.

County of Westchester v. Abbott Laboratories, Inc., et al. (U.S. District Court for the Southern District of New York)

Amgen was served with this complaint on August 27, 2003. Immunex was served with this complaint on August 25, 2003. On September 5, 2003, the defendants filed a Notice of Related Action to the AWP MDL. The complaint seeks an undetermined amount of damages, as well as other relief, including declaratory and injunctive relief.

County of Rockland v. Abbott Laboratories, Inc., et al. (U.S. District Court for the Southern District of New York)

Amgen was served with this complaint on September 25, 2003. Immunex was served with this complaint on September 23, 2003. On September 30, 2003, the defendants filed a Notice of Related Action to the AWP MDL. The complaint seeks an undetermined amount of damages, as well as other relief, including declaratory and injunctive relief.

Genentech litigation

On August 27, 2003, the Company announced it settled its patent litigation with Genentech, Inc. (“Genentech”) in the U.S. District Court for the Northern District of California. Under the settlement agreement, both parties agreed to dismiss their claims and counterclaims against each other. The settlement includes a one-time payment to Genentech (See Note 2, “Related party transactions”).

Shareholder Litigation

On September 12, 2003, the King County Superior Court of Washington issued a Final Judgment and Order of Dismissal with Prejudice in which the court dismissed the litigation and finalized its approval of the terms of the settlement that Immunex Corporation announced on April 29, 2002.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Reference is made to the Index to Exhibits included herein.

(b)	Reports on Form 8-K.

The Company furnished, but did not file, one Current Report on Form 8-K during the three months ended September 30, 2003. The report dated July 25, 2003 contained the Company’s press release announcing its earnings for the three months ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Amgen Inc. (Registrant)

Date: 10/29/03	By:	/s/ RICHARD D. NANULA

Richard D. Nanula

Executive Vice President, Finance,

Strategy and Communications,

and Chief Financial Officer,

acting in both his capacity as authorized

signatory on behalf of the registrant and

as principal financial officer

AMGEN INC.

INDEX TO EXHIBITS

Exhibit No.	Description

2.1	Amended and Restated Agreement and Plan of Merger, dated as of December 16, 2001, by and among Amgen Inc., AMS Acquisition Inc., and Immunex Corporation. (28)
2.2	First Amendment to Amended and Restated Agreement and Plan of Merger, dated as of July 15, 2002. (30)
3.1	Restated Certificate of Incorporation as amended. (9)
3.2	Amended and Restated Bylaws of Amgen Inc. (as amended and restated May 14, 2003). (40)
3.3	Certificate of Amendment of Restated Certificate of Incorporation. (17)
3.4	Certificate of Designations of Series A Junior Participating Preferred Stock. (20)
4.1	Indenture dated January 1, 1992 between the Company and Citibank N.A., as trustee. (3)
4.2	First Supplement to Indenture, dated February 26, 1997 between the Company and Citibank N.A., as trustee. (6)
4.3	Officer’s Certificate pursuant to Sections 2.1 and 2.3 of the Indenture, as supplemented, establishing a series of securities “8-1/8% Debentures due April 1, 2097.” (8)
4.4	8-1/8% Debentures due April 1, 2097. (8)
4.5	Form of stock certificate for the common stock, par value $.0001 of the Company. (9)
4.6	Officer’s Certificate pursuant to Sections 2.1 and 2.3 of the Indenture, dated as of January 1, 1992, as supplemented by the First supplemental Indenture, dated as of February 26, 1997, each between the Company and Citibank, N.A., as Trustee, establishing a series of securities entitled “6.50% Notes Due December 1, 2007”. (11)
4.7	6.50% Notes Due December 1, 2007 described in Exhibit 4.6. (11)
4.8	Corporate Commercial Paper-Master Note between and among Amgen Inc., as Issuer, Cede & Co., as nominee of The Depository Trust Company and Citibank, N.A. as Paying Agent. (12)
4.9	Shareholders’ Rights Agreement dated as of December 16, 2001 by and among Amgen Inc., Wyeth (formerly American Home Products Corporation), MDP Holdings, Inc., and Lederle Parenterals, Inc. (25)
4.10	Indenture, dated as of March 1, 2002, between Amgen Inc. and LaSalle Bank National Association. (27)
4.11	Form of Liquid Yield Option™ Note due 2032. (27)
4.12	Registration Rights Agreement, dated as of March 1, 2002, between Amgen Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated. (27)
10.1+	Company’s Amended and Restated 1991 Equity Incentive Plan, effective March 2003. (39)
10.2+	Company’s Amended and Restated 1997 Equity Incentive Plan, effective July 15, 2002. (40)
10.3	Shareholder’s Agreement of Kirin-Amgen, Inc., dated May 11, 1984, between the Company and Kirin Brewery Company, Limited. (20)

10.4	Amendment Nos. 1, 2, and 3, dated March 19, 1985, July 29, 1985 and December 19, 1985, respectively, to the Shareholder’s Agreement of Kirin-Amgen, Inc., dated May 11, 1984. (17)
10.5	Product License Agreement, dated September 30, 1985, and Technology License Agreement, dated, September 30, 1985 between the Company and Ortho Pharmaceutical Corporation. (17)
10.6	Product License Agreement, dated September 30, 1985, and Technology License Agreement, dated September 30, 1985 between Kirin-Amgen, Inc. and Ortho Pharmaceutical Corporation. (17)
10.7+	Company’s Amended and Restated Employee Stock Purchase Plan. (17)
10.8	Research, Development Technology Disclosure and License Agreement PPO, dated January 20, 1986, by and between the Company and Kirin Brewery Co., Ltd. (1)
10.9	Amendment Nos. 4 and 5, dated October 16, 1986 (effective July 1, 1986) and December 6, 1986 (effective July 1, 1986), respectively, to the Shareholders Agreement of Kirin-Amgen, Inc. dated May 11, 1984. (20)
10.10	Assignment and License Agreement, dated October 16, 1986, between the Company and Kirin-Amgen, Inc. (20)
10.11	G-CSF European License Agreement, dated December 30, 1986, between Kirin-Amgen, Inc. and the Company. (20)
10.12+	Company’s Retirement and Savings Plan (as amended and restated effective October 23, 2000). (20)
10.13+	Company’s Amended and Restated 1988 Stock Option Plan. (5)
10.14+	First Amendment to the Company’s Retirement and Savings Plan (as amended and restated effective October 23, 2000). (20)
10.15	Amendment, dated June 30, 1988, to Research, Development, Technology Disclosure and License Agreement: GM-CSF dated March 31, 1987, between Kirin Brewery Company, Limited and the Company. (2)
10.16	ENBREL® Supply Agreement, dated April 12, 2002, between Immunex Corporation and Genentech, Inc. (with certain confidential information deleted therefrom). (31)
10.17	Partnership Purchase Agreement, dated March 12, 1993, between the Company, Amgen Clinical Partners, L.P., Amgen Development Corporation, the Class A limited partners and the Class B limited partner. (4)
10.18+	Amgen Inc. Supplemental Retirement Plan (As Amended and Restated Effective November 1, 1999). (16)
10.19+	First Amendment to Amgen Inc. Change of Control Severance Plan. (17)
10.20+	Amended and Restated Amgen Performance Based Management Incentive Plan. (15)
10.21	Credit Agreement, dated as of May 28, 1998, among Amgen Inc., the Borrowing Subsidiaries named therein, the Banks named therein, Citibank, N.A., as Issuing Bank, and Citicorp USA, Inc., as Administrative Agent. (13)
10.22	G-CSF United States License Agreement dated June 1, 1987 (effective July 1, 1986) between Kirin-Amgen, Inc. and the Company. (20)
10.23	Amendment No. 1 dated October 20, 1988 to Kirin-Amgen, Inc./Amgen G-CSF United States License Agreement dated June 1, 1987 (effective July 1, 1986). (20)
10.24	Amendment No. 2 dated October 17, 1991 (effective November 13, 1990) to Kirin-Amgen, Inc./Amgen G-CSF United States License Agreement dated June 1, 1987 (effective July 1, 1986). (20)
10.25	Amendment No. 10 dated March 1, 1996 to the Shareholders’ Agreement of Kirin-Amgen, Inc. dated May 11, 1984. (20)
10.26+	Amgen Inc. Change of Control Severance Plan effective as of October 20, 1998. (14)

10.27	Preferred Share Rights Agreement, dated as of December 12, 2000, between Amgen Inc. and American Stock Transfer and Trust Company, as Rights Agent. (19)
10.28+	First Amendment, effective January 1, 1998, to the Company’s Amended and Restated Employee Stock Purchase Plan. (10)
10.29	Amendment No. 11 dated March 20, 2000 to the Shareholders’ Agreement of Kirin-Amgen, Inc. dated May 11, 1984. (20)
10.30+	Agreement between Amgen Inc. and Dr. Fabrizio Bonanni, dated March 3, 1999. (16)
10.31	Amendment No. 1 dated June 1, 1987 to Kirin-Amgen, Inc./Amgen G-CSF European License Agreement dated December 30, 1986. (20)
10.32	Amendment No. 2 dated March 15, 1988 to Kirin-Amgen, Inc./Amgen G-CSF European License Agreement dated December 30, 1986. (20)
10.33	Amendment No. 3 dated October 20, 1988 to Kirin-Amgen, Inc./Amgen G-CSF European License Agreement dated December 30, 1986. (20)
10.34	Amendment No. 4 dated December 29, 1989 to Kirin-Amgen, Inc./Amgen G-CSF European License Agreement dated December 30, 1986. (20)
10.35+	Company’s Amended and Restated 1987 Directors’ Stock Option Plan. (7)
10.36+	Amgen Inc. Amended and Restated 1993 Equity Incentive Plan (formerly known as the Immunex Corporation 1993 Stock Option Plan). (39)
10.37+	Amgen Inc. Executive Incentive Plan. (28)
10.38+	Promissory Note of Dr. Fabrizio Bonanni, dated August 7, 1999. (16)
10.39+	Promissory Note of Dr. Fabrizio Bonanni, dated October 29, 1999. (16)
10.40+	2002 Special Severance Pay Plan for Amgen Employees. (35)
10.41+	Agreement between Amgen Inc. and Mr. Gordon M. Binder, dated May 10, 2000. (17)
10.42	Amendment No. 6 dated May 11, 1984 to the Shareholders’ Agreement of Kirin-Amgen, Inc. dated May 11, 1984. (20)
10.43	Amendment No. 7 dated July 17, 1987 (effective April 1, 1987) to the Shareholders’ Agreement of Kirin-Amgen, Inc. dated May 11, 1984. (20)
10.44	Amendment No. 8 dated May 28, 1993 (effective November 13, 1990) to the Shareholders’ Agreement of Kirin-Amgen, Inc. dated May 11, 1984. (20)
10.45	Amendment No. 9 dated December 9, 1994 (effective June 14, 1994) to the Shareholders’ Agreement of Kirin-Amgen, Inc. dated May 11, 1984. (20)
10.46+	Agreement between Amgen Inc. and Mr. George J. Morrow, dated March 3, 2001. (21)
10.47+	Promissory Note of Mr. George J. Morrow, dated March 11, 2001. (21)
10.48+	Agreement between Amgen Inc. and Dr. Roger M. Perlmutter, M.D., Ph.D., dated March 5, 2001. (21)
10.49+	Agreement between Amgen Inc. and Mr. Brian McNamee, dated May 5, 2001. (22)
10.50+	Agreement between Amgen Inc. and Mr. Richard Nanula, dated May 15, 2001. (22)
10.51+	Promissory Note of Mr. Richard Nanula, dated June 27, 2001. (22)
10.52+	Promissory Note of Dr. Roger M. Perlmutter, dated June 29, 2001. (22)
10.53+	Second Amendment to the Amgen Retirement and Savings Plan as amended and restated effective October 23, 2000. (23)
10.54+	Second Amendment to the Amgen Inc. Change of Control Severance Plan. (23)
10.55+	First Amendment to the Amgen Supplemental Retirement Plan as amended and restated effective November 1, 1999. (23)
10.56+	Agreement between Amgen Inc. and Dr. George Morstyn, dated July 19, 2001. (23)
10.57+	Promissory Note of Mr. Brian McNamee, dated May 30, 2001. (23)
10.58+	Restricted Stock Purchase Agreement between Amgen Inc. and Mr. Richard Nanula, dated May 16, 2001. (23)

10.59+	Restricted Stock Purchase Agreement between Amgen Inc. and Dr. Roger M. Perlmutter, dated January 8, 2001. (23)
10.60+	Agreement between Amgen Inc. and Dr. Beth C. Seidenberg, dated December 21, 2001. (26)
10.61+	Amendment to Agreement between Amgen Inc. and Dr. Beth C. Seidenberg, dated December 21, 2001. (26)
10.62+	Second Amendment to the Amgen Supplemental Retirement Plan (As Amended and Restated Effective November 1, 1999), effective January 1, 2002. (26)
10.63+	Third Amendment to the Amgen Retirement and Savings Plan (as amended and restated effective October 23, 2000), effective February 1, 2002. (26)
10.64+	Amgen Inc. Executive Nonqualified Retirement Plan, effective January 1, 2001. (26)
10.65+	Nonqualified Deferred Compensation Plan, effective January 1, 2002. (26)
10.66	Shareholder voting agreement dated as of December 16, 2001 by and among Amgen Inc., Wyeth (formerly American Home Products Corporation), MDP Holdings, Inc., and Lederle Parenterals, Inc. (24)
10.67+	Agreement between Amgen Inc. and Dr. Joseph Miletich, dated March 22, 2002. (29)
10.68+	Restricted Stock Purchase Agreement between Amgen Inc. and Dr. Joseph Miletich, dated April 1, 2002. (29)
10.69	Amended and Restated Promotion Agreement by and between Immunex Corporation, Wyeth (formerly American Home Products Corporation) and Amgen Inc. dated December 16, 2001 (with certain confidential information deleted therefrom). (28)
10.70	Agreement Regarding Governance and Commercial Matters by and among Wyeth (formerly American Home Products Corporation), American Cyanamid Company and Amgen Inc. dated December 16, 2001 (with certain confidential information deleted therefrom). (28)
10.71+	Amgen Inc. Amended and Restated 1999 Equity Incentive Plan (formerly known as the Immunex Corporation 1999 Stock Option Plan). (39)
10.72+	Amgen Inc. Amended and Restated 1999 Stock Purchase Plan (formerly known as the Immunex Corporation 1999 Stock Purchase Plan). (32)
10.73+	Immunex Corporation Stock Option Plan for Nonemployee Directors, as amended. (32)
10.74+	Amgen Inc. Profit Sharing 401(k) Plan and Trust (formerly know as the Immunex Corporation Profit Sharing 401(k) Plan and Trust). (32)
10.75	ENBREL® Supply Agreement among Immunex Corporation, American Home Products Corporation and Boehringer Ingelheim Pharma KG, dated as of November 5, 1998 (with certain confidential information deleted therefrom). (33)
10.76	Amendment No. 1 to the ENBREL® Supply Agreement among Immunex Corporation, American Home Products Corporation and Boehringer Ingelheim Pharma KG, dated June 27, 2000 (with certain confidential information deleted therefrom). (34)
10.77	Amendment No. 2 to the ENBREL® Supply Agreement among Immunex Corporation, American Home Products Corporation and Boehringer Ingelheim Pharma KG, dated June 3, 2002 (with certain confidential information deleted therefrom). (35)
10.78	Asset Purchase Agreement, dated May 2, 2002, by and between Immunex Corporation and Schering Aktiengesellschaft (with certain confidential information deleted therefrom). (35)
10.79	Amendment No. 1 to the Asset Purchase Agreement dated As of September 25, 2002, by and between Immunex Corporation and Schering Aktiengesellschaft. (35)

10.80	Amendment No. 2 to the Asset Purchase Agreement dated as of July 17, 2002, by and between Immunex Corporation and Schering Aktiengesellschaft. (35)
10.81+	Promissory Note of Ms. Beth Seidenberg, dated March 20, 2002. (35)
10.82+	Agreement between Amgen Inc. and Edward Fritzky, dated July 15, 2002. (35)
10.83+	Restricted Stock Purchase Agreement between Amgen Inc. and Edward Fritzky, dated July 15, 2002. (35)
10.84+	Stock Option Agreement between Amgen Inc. and Edward Fritzky, dated July 15, 2002. (35)
10.85+	Agreement between Amgen Inc. and Dr. Douglas Williams, dated July 15, 2002. (35)
10.86+	Promissory Note of Dr. Hassan Dayem, dated July 10, 2002. (35)
10.87	Amendment No. 3 to the ENBREL® Supply Agreement among Immunex Corporation, American Home Products Corporation and Boehringer Ingelheim Pharma KG, dated December 18, 2002 (with certain confidential information deleted therefrom). (38)
10.88+	Amgen Limited Sharesave Plan. (37)
10.89+	Amgen Limited 2000 UK Company Employee Share Option Plan. (38)
10.90+	Restricted Stock Purchase Agreement between Amgen Inc. and Dr. Beth C. Seidenberg, dated January 14, 2002 and First Amendment thereto dated September 20, 2002. (38)
10.91+	Restricted Stock Purchase Agreement between Amgen Inc. and Brian M. McNamee, dated March 3, 2003. (40)
31*	Rule 13a-14(a) Certifications.
32**	Section 1350 Certifications.

(* = filed herewith)

(** = furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended)

(+ = management contract or compensatory plan or arrangement.)

(1)	Filed as an exhibit to Amendment No. 1 to Form S-1 Registration Statement (Registration No. 33-3069) on March 11, 1986 and incorporated herein by reference.
(2)	Filed as an exhibit to Form 8 amending the Quarterly Report on Form 10-Q for the quarter ended June 30, 1988 on August 25, 1988 and incorporated herein by reference.
(3)	Filed as an exhibit to Form S-3 Registration Statement dated December 19, 1991 and incorporated herein by reference.
(4)	Filed as an exhibit to the Form 8-A dated March 31, 1993 and incorporated herein by reference.
(5)	Filed as an exhibit to the Form 10-Q for the quarter ended September 30, 1996 on November 5, 1996 and incorporated herein by reference.
(6)	Filed as an exhibit to the Form 8-K Current Report dated March 14, 1997 on March 14, 1997 and incorporated herein by reference.
(7)	Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1996 on March 24, 1997 and incorporated herein by reference.
(8)	Filed as an exhibit to the Form 8-K Current Report dated April 8, 1997 on April 8, 1997 and incorporated herein by reference.
(9)	Filed as an exhibit to the Form 10-Q for the quarter ended March 31, 1997 on May 13, 1997 and incorporated herein by reference.
(10)	Filed as an exhibit to the Form 10-Q for the quarter ended June 30, 1997 on August 12, 1997 and incorporated herein by reference.

(11)	Filed as an exhibit to the Form 8-K Current Report dated and filed on December 5, 1997 and incorporated herein by reference.
(12)	Filed as an exhibit to the Form 10-Q for the quarter ended March 31, 1998 on May 13, 1998 and incorporated herein by reference.
(13)	Filed as an exhibit to the Form 10-Q for the quarter ended June 30, 1998 on August 14, 1998 and incorporated herein by reference.
(14)	Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1998 on March 16, 1999 and incorporated herein by reference.
(15)	Filed as an exhibit to the Form 10-Q for the quarter ended June 30, 1999 on August 3, 1999 and incorporated herein by reference.
(16)	Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1999 on March 7, 2000 and incorporated herein by reference.
(17)	Filed as an exhibit to the Form 10-Q for the quarter ended June 30, 2000 on August 1, 2000 and incorporated herein by reference.
(18)	Filed as an exhibit to the Form 10-Q for the quarter ended September 30, 2000 on November 14, 2000 and incorporated herein by reference.
(19)	Filed as an exhibit to the Form 8-K Current Report dated December 13, 2000 on December 18, 2000 and incorporated herein by reference.
(20)	Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2000 on March 7, 2001 and incorporated herein by reference.
(21)	Filed as an exhibit to the Form 10-Q for the quarter ended March 31, 2001 on May 14, 2001 and incorporated herein by reference.
(22)	Filed as an exhibit to the Form 10-Q for the quarter ended June 30, 2001 on July 27, 2001 and incorporated herein by reference.
(23)	Filed as an exhibit to the Form 10-Q for the quarter ended September 30, 2001 on October 26, 2001 and incorporated herein by reference.
(24)	Filed as an exhibit to the Form 8-K Current Report dated December 16, 2001 on December 17, 2001 and incorporated herein by reference.
(25)	Filed as an exhibit to the Form S-4 Registration Statement dated January 31, 2002 and incorporated herein by reference.
(26)	Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2001 on February 26, 2002 and incorporated herein by reference.
(27)	Filed as an exhibit to the Form 8-K Current Report dated February 21, 2002 on March 1, 2002 and incorporated herein by reference.
(28)	Filed as an exhibit to Amendment No. 1 to the Form S-4 Registration Statement dated March 22, 2002 and incorporated herein by reference.
(29)	Filed as an exhibit to the Form 10-Q for the quarter ended March 31, 2002 on April 29, 2002 and incorporated herein by reference.
(30)	Filed as an exhibit to the Post-Effective Amendment No. 1 to the Form S-4 Registration Statement dated July 15, 2002 and incorporated herein by reference.
(31)	Filed as an exhibit to Form 8-K Current Report of Immunex Corporation dated April 12, 2002 on May 7, 2002 and incorporated herein by reference.
(32)	Filed as an exhibit to the Form S-8 dated July 16, 2002 and incorporated herein by reference.
(33)	Filed as an exhibit to the Annual Report on Form 10-K of Immunex Corporation for the year ended December 31, 1998.
(34)	Filed as an exhibit to the Form 10-Q of Immunex Corporation for the quarter ended June 30, 2000.
(35)	Filed as an exhibit to the Form 10-Q for the quarter ended June 30, 2002 on August 13, 2002 and incorporated herein by reference.

(36)	Filed as an exhibit to the Form 10-Q for the quarter ended September 30, 2002 on November 5, 2002 and incorporated herein by reference.
(37)	Filed as an exhibit to the Form S-8 dated March 17, 1999 and incorporated herein by reference.
(38)	Filed as an exhibit to the Form 10-K for the year ended December 31, 2002 on March 10, 2003 and incorporated herein by reference.
(39)	Filed as an exhibit to the Form 10-Q for the quarter ended March 31, 2003 on May 2, 2003 and incorporated herein by reference.
(40)	Filed as an exhibit to the Form 10-Q for the quarter ended June 30, 2003 on July 30, 2003 and incorporated herein by reference.