Form 10-K
period 2003-12-31
AMGEN INC
filed 2004-03-11
CIK 318154

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-12477

Amgen Inc.
(Exact name of registrant as specified in its charter)

Delaware	95-3540776
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Amgen Center Drive, Thousand Oaks, California (Address of principal executive offices)	91320-1799 (Zip Code)

(805) 447-1000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(g) of the Act:

Common stock, $0.0001 par value; preferred share purchase rights;

Contractual contingent payment rights
(Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑

      Indicate by check mark whether the registrant is an accelerated filer.     ☑

      The approximate aggregate market value of voting and non-voting stock held by non-affiliates of the registrant was $82,599,577,717 as of February 13, 2004A

1,280,068,013

(Number of shares of common stock outstanding as of February 13, 2004)

     A Excludes 2,820,793 shares of common stock held by directors and officers, and any stockholders whose ownership exceeds five percent of the shares outstanding, at February 13, 2004. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, directly or indirectly, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

PART I

Item 1.     BUSINESS

Overview

      Amgen Inc. (including its subsidiaries, “Amgen” or the “Company”) is a global biotechnology company that discovers, develops, manufactures, and markets human therapeutics based on advances in cellular and molecular biology. On July 15, 2002, Amgen acquired all of the outstanding common stock of Immunex Corporation (“Immunex”) for stock and cash valued at $17.8 billion in a transaction accounted for as a business combination (see Note 3, “Immunex acquisition” to the Consolidated Financial Statements). Immunex was a leading biotechnology company dedicated to developing immune system science to protect human health. The acquisition has enhanced Amgen’s strategic position within the biotechnology industry by strengthening and diversifying its (1) product base and product pipeline in key therapeutic areas, and (2) discovery research capabilities in proteins and antibodies.

      The Company markets human therapeutic products in the areas of hematology, oncology, and inflammation. The Company’s key products include EPOGEN® (Epoetin alfa), Aranesp® (darbepoetin alfa), Neulasta® (pegfilgrastim), NEUPOGEN® (Filgrastim), and ENBREL® (etanercept), which is marketed under a co-promotion agreement with Wyeth. The Company’s other products include Kineret® (anakinra) and Stemgen® (Ancestim).

      EPOGEN® and Aranesp® stimulate the production of red blood cells. EPOGEN® is marketed in the United States for the treatment of anemia associated with chronic renal failure in patients on dialysis. Aranesp® is marketed in the United States, most countries in Europe, Australia, and New Zealand for the treatment of anemia associated with chronic renal failure, including patients on dialysis and patients not on dialysis. Aranesp® is also marketed in the United States for the treatment of chemotherapy-induced anemia in patients with non-myeloid malignancies. Aranesp® is marketed in Europe for the treatment of anemia in adult cancer patients with solid tumors receiving chemotherapy and for the treatment of chemotherapy-induced anemia in adult patients with non-myeloid malignancies.

      Neulasta® and NEUPOGEN® selectively stimulate the production of neutrophils, one type of white blood cell. Neulasta® is marketed in the United States to decrease the incidence of infection, as manifested by febrile neutropenia in patients with non-myeloid malignancies receiving myelosuppressive anti-cancer drugs associated with a clinically significant incidence of febrile neutropenia. Neulasta® is marketed in most countries in Europe for the reduction in the duration of neutropenia and the incidence of febrile neutropenia in patients with cytotoxic chemotherapy for malignancy. NEUPOGEN® is marketed in the United States, certain countries in Europe, Canada, and Australia for use in decreasing the incidence of infection in patients undergoing myelosuppressive chemotherapy. In addition, NEUPOGEN® is marketed in most of these countries for use in increasing neutrophil counts in various other treatment modalities.

      ENBREL® blocks the biologic activity of tumor necrosis factor (“TNF”) by competitively inhibiting TNF, a substance induced in response to inflammatory and immunological responses. ENBREL® is marketed in the United States for reducing the signs and symptoms, improving physical function, and inhibiting the progression of structural damage in patients with moderately to severely active rheumatoid arthritis; and for reducing the signs and symptoms and inhibiting the progression of structural damage in patients with psoriatic arthritis. In addition, ENBREL is approved for reducing the signs and symptoms of moderately to severely active polyarticular-course juvenile rheumatoid arthritis in patients who have had an inadequate response to one or more disease-modifying medicines; and to treat the signs and symptoms in patients with active ankylosing spondylitis.

      The Company maintains a sales and marketing force in the United States, Europe, Canada, Australia, and New Zealand. In addition, Amgen has entered into licensing and/or co-promotion agreements to market certain of its products including Aranesp®, Neulasta®, NEUPOGEN®, and ENBREL® in certain geographic areas outside of the United States.

      The Company focuses its research and development (“R&D”) efforts on human therapeutics delivered in the form of proteins, monoclonal antibodies, and small molecules in the areas of hematology, oncology, inflammation, metabolic and bone disorders, and neuroscience. The Company has research facilities in the United States, and has clinical development staff in the United States, Europe, Canada, Australia, and Japan. In addition to internal R&D efforts, the Company has acquired certain product and technology rights and has established R&D collaborations.

      The Company manufactures EPOGEN®, Aranesp®, Neulasta®, NEUPOGEN®, and ENBREL®. Amgen operates commercial manufacturing facilities located in the United States, Puerto Rico, and a packaging and distribution center in the Netherlands. Additional supply of ENBREL® is produced by our contract manufacturer, Boehringer Ingelheim Pharma KG (“BI Pharma”).

      The Company was incorporated in California in 1980 and was merged into a Delaware corporation in 1987. Amgen’s principal executive offices are located at One Amgen Center Drive, Thousand Oaks, California 91320-1799.

Products

EPOGEN® (Epoetin alfa)

      EPOGEN® (Epoetin alfa) is Amgen’s registered trademark for its recombinant human erythropoietin product, a protein that stimulates red blood cell production. Red blood cells transport oxygen to all cells of the body. Without adequate amounts of erythropoietin, the red blood cell count is reduced, thereby diminishing the ability of the blood to deliver sufficient amounts of oxygen to the body, resulting in anemia. People with chronic renal failure suffer from anemia because they do not produce sufficient amounts of erythropoietin, which is normally produced in healthy kidneys. Amgen markets EPOGEN® for the treatment of anemia associated with chronic renal failure for patients who are on dialysis. EPOGEN® is indicated to elevate or maintain the red blood cell level (as determined by hematocrit or hemoglobin measurements) and to decrease the need for blood transfusions in these patients.

      In the United States, Amgen was granted rights to manufacture and market recombinant human erythropoietin under a licensing agreement with Kirin-Amgen, Inc. (“KA”), a joint venture between Kirin Brewery Company, Limited (“Kirin”) and Amgen (see “Joint Ventures and Business Relationships — Kirin Brewery Company, Limited”). EPOGEN® is approved for the treatment of anemia associated with chronic renal failure and for the treatment of anemia in children with chronic renal failure who are on dialysis.

      The Company has retained exclusive rights to market EPOGEN® in the United States for dialysis patients. Amgen granted Ortho Pharmaceutical Corporation (which has assigned its rights under the Product License Agreement to Ortho Biotech Products, L.P., a subsidiary of Johnson & Johnson, hereafter referred to as “Johnson & Johnson”) a license to commercialize recombinant human erythropoietin as a human therapeutic in the United States in all markets other than dialysis (see “Joint Ventures and Business Relationships — Johnson & Johnson”). Johnson & Johnson markets recombinant human erythropoietin under the trademark PROCRIT® in the United States (see Note 1, “Summary of significant accounting policies — Product sales” to the Consolidated Financial Statements).

      EPOGEN® sales for the years ended December 31, 2003, 2002, and 2001 were $2,434.7 million, $2,260.6 million, and $2,108.5 million, respectively.

Aranesp® (darbepoetin alfa)

      Aranesp® (darbepoetin alfa) is Amgen’s registered trademark for its erythropoiesis stimulating protein, a protein that stimulates red blood cell production. A reduced red blood cell count can result in anemia (see “— EPOGEN® (Epoetin alfa)”). Since this protein leaves the body more slowly, Aranesp® should be administered less frequently than Epoetin alfa, thus simplifying anemia management for patients and health care providers.

      The Company has an agreement with Kirin to jointly develop darbepoetin alfa through its joint venture, KA. Amgen was granted an exclusive license by KA to manufacture and market darbepoetin alfa in the United States, all European countries, Canada, Australia, New Zealand, Mexico, and all Central and South American countries. In 2001, the Company received approval to market Aranesp® in the United States, most countries in Europe, Australia, and New Zealand for the treatment of anemia associated with chronic renal failure, including patients on dialysis and patients not on dialysis. In July 2002, the Company received approval to market and launched Aranesp® in the United States for the treatment of chemotherapy-induced anemia in patients with non-myeloid malignancies. In August 2002, Aranesp® was approved in Canada for the treatment of anemia associated with chronic renal failure, including patients on dialysis and patients not on dialysis. In August 2002 and June 2003, respectively, the European Commission approved Aranesp® for the treatment of anemia in adult cancer patients with solid tumors receiving chemotherapy and for the treatment of chemotherapy-induced anemia in adult patients with non-myeloid malignancies. The Company commenced launching Aranesp® in Europe on a country-by-country basis as reimbursement has been established. Amgen markets darbepoetin alfa under the brand name Nespo® in Italy.

      Worldwide Aranesp® sales for the years ended December 31, 2003, 2002 and 2001 were $1,543.8 million, $415.6 million and $41.5 million, respectively.

Neulasta® (pegfilgrastim)

      Neulasta® (pegfilgrastim) is Amgen’s registered trademark for a protein that selectively stimulates production of certain white blood cells known as neutrophils and is based on the Filgrastim molecule. A polyethylene glycol molecule or “PEG” is added to enlarge the Filgrastim molecule, thereby extending its half-life and causing it to be removed more slowly from the body. This allows for administration as a single dose per chemotherapy cycle compared with NEUPOGEN® which requires more frequent dosing.

      Amgen was granted rights to manufacture and market pegfilgrastim under a licensing agreement with KA in the United States, Europe, Canada, Australia, and New Zealand. In January 2002, the U.S. Food and Drug Administration (“FDA”) approved Neulasta® for decreasing the incidence of infection, as manifested by febrile neutropenia, in patients with non-myeloid malignancies receiving myelosuppressive anti-cancer drugs associated with a clinically significant incidence of febrile neutropenia. The Company launched Neulasta® in the United States in April 2002 for this indication. In August 2002, the European Commission approved Neulasta® for the reduction in the duration of neutropenia and the incidence of febrile neutropenia in patients with cytotoxic chemotherapy for malignancy. In January 2003, the Company commenced launching Neulasta® in Europe on a country-by-country basis as reimbursement has been established. Amgen markets pegfilgrastim under the brand name NeupopegTM in Italy.

      Neulasta® sales for the year ended December 31, 2003 and 2002 were $1,255.0 million and $463.5 million, respectively.

NEUPOGEN® (Filgrastim)

      NEUPOGEN® (Filgrastim) is Amgen’s registered trademark for its recombinant-methionyl human granulocyte colony-stimulating factor (“G-CSF”), a protein that selectively stimulates production of certain white blood cells known as neutrophils. Neutrophils defend against infection. Treatments for various diseases and diseases themselves can result in extremely low numbers of neutrophils, a condition called neutropenia. Myelosuppressive chemotherapy, one treatment option for individuals with certain types of cancers, targets cell types which grow rapidly, such as tumor cells, neutrophils, and other types of blood cells. Myelosuppressive chemotherapy can be administered with the intent to cure cancer (curative setting) or treat other complications of cancer by managing tumor growth (palliative setting). NEUPOGEN® is prescribed more frequently in the curative setting. Providing NEUPOGEN® as an adjunct to myelosuppressive chemotherapy can reduce the duration of neutropenia and thereby reduce the potential for infection.

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

      Amgen was granted rights to manufacture and market G-CSF under a licensing agreement with KA in the United States, Europe, Canada, Australia, and New Zealand. In May 2002, the Company acquired certain rights related to the commercialization of NEUPOGEN® and GRANULOKINE® (Filgrastim) and pegfilgrastim in the European Union (“EU”) from F. Hoffmann-La Roche Ltd (“Roche”). Prior to this acquisition, NEUPOGEN® and GRANULOKINE® were commercialized in the EU under a co-promotion agreement between Amgen and Roche. Roche will continue as the licensee for Filgrastim and pegfilgrastim in certain countries outside the United States and the EU. Amgen markets Filgrastim under the brand name GRANULOKINE® in Italy.

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

      Worldwide NEUPOGEN® sales for the years ended December 31, 2003, 2002, and 2001 were $1,266.7 million, $1,379.6 million, and $1,346.4 million, respectively.

ENBREL® (etanercept)

      ENBREL® (etanercept) is Amgen’s registered trademark for its TNF receptor fusion protein that inhibits the binding of TNF to TNF receptors, that can result in a significant reduction in inflammatory activity. ENBREL® was launched in November 1998 by Immunex. Amgen acquired the rights to ENBREL® in July 2002 as part of its acquisition of Immunex. In addition, the Company has a co-promotion agreement and a global supply agreement with Wyeth (see “Joint Ventures and Business Relationships — Wyeth”).

      In the United States, ENBREL® is approved for reducing the signs and symptoms, improving physical function, and inhibiting the progression of structural damage in patients with moderately to severely active rheumatoid arthritis; for reducing the signs and symptoms of moderately to severely active polyarticular-course juvenile rheumatoid arthritis in patients who have had an inadequate response to one or more disease-modifying medicines; for reducing the signs and symptoms of active arthritis and inhibiting structural damage in patients with psoriatic arthritis; and to treat the signs and symptoms in patients with active ankylosing spondylitis.

      ENBREL® sales for the year ended December 31, 2003 and the period from July 16, 2002 through December 31, 2002 were $1,300.0 million and $362.1 million, respectively.

Selected Product Candidates

      The Company focuses its R&D efforts on human therapeutics delivered in the form of proteins, monoclonal antibodies, and small molecules in the areas of hematology, oncology, inflammation, metabolic and bone disorders, and neuroscience. (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) — Financial Outlook — Forward looking statements and factors that may affect Amgen — Our product development efforts may not result in commercial products”). The following is a selection of some of the Company’s product candidates in various therapeutic areas.

Oncology

      Certain tissue growth factors are believed to play a role in tissue protection, regeneration, and/or repair processes. Mucositis is a side effect often experienced by patients undergoing radiation therapy and chemotherapy and is characterized as the irritation or ulceration of the lining of the gastrointestinal tract. Amgen currently is conducting research with palifermin to treat oral mucositis. A phase 3 clinical trial evaluating the effects of palifermin in decreasing the incidence and duration of oral mucositis in patients with hematologic malignancies undergoing chemotherapy and radiation therapy with autologous PBPC transplantation was completed in the latter part of 2002. In 2003, the Company announced that analysis of the data suggested that palifermin reduced the duration and incidence of severe oral mucositis in those who received it, as compared to placebo.

      Amgen and Abgenix Inc. (“Abgenix”) have an agreement providing for the development and commercialization of panitumumab (ABX-EGF), a fully human monoclonal antibody created by Abgenix (see “Joint Ventures and Business Relationships — Abgenix Inc.). Panitumumab targets the receptor pathway for human epidermal growth factor, or EGFr, which is expressed on some of the most prevalent human solid tumor types, including lung, colorectal, pancreatic, renal cell, prostate, and esophageal cancers. Amgen and Abgenix have pursued a series of phase 2 clinical trials to evaluate panitumumab for the treatment of several types of cancer. In January 2004, Amgen initiated two pivotal studies to evaluate panitumumab as a third-line therapy in colorectal cancer patients.

      In December 2000, the Company acquired the rights from Immunomedics, Inc. (“Immunomedics”) to develop and commercialize epratuzumab, a potential treatment for non-Hodgkin’s lymphoma (“NHL”). In November 2003, the Company announced its decision not to commence a registration study in NHL and plans to seek another party for the development and commercialization of its rights to epratuzumab.

Inflammation

      The inflammatory response is essential for defense against harmful microorganisms and for the repair of damaged tissues. The failure of the body’s control mechanisms for the inflammatory response can result in conditions such as rheumatoid arthritis, psoriatic arthritis, ankylosing spondylitis, and psoriasis. In January 2003, the Company announced positive results of a phase 3 clinical study assessing the efficacy and tolerability of ENBREL® in the treatment of moderate to severe plaque psoriasis. Psoriasis is an inflammatory disease which is characterized by chronic inflammation of the skin that drives the formation of skin plaques. In July 2003, the Company submitted a supplemental Biologics License Application (sBLA) with the FDA for the use of ENBREL® to treat moderate to severe plaque psoriasis.

      In 2001, the Company initiated a phase 2 clinical trial of a second generation inhibitor of tumor necrosis factor, pegylated soluble tumor necrosis factor-receptor type 1 (“PEG-sTNF-R1”) in combination with Kineret®, the Company’s interleukin-1 blocker, in patients with rheumatoid arthritis. This phase 2 clinical trial was stopped in February 2003 as the combination resulted in increased safety concerns with no increased efficacy. The Company completed a phase 2 clinical trial of PEG-sTNF-R1 for patients with rheumatoid arthritis and is currently evaluating the data. The Company is also evaluating PEG-sTNF-R1 in other indications.

Metabolic and Bone Disorders

      A focus of the Company’s R&D effort is in the area of hyperparathyroidism (“HPT”). HPT is a disorder that results from excessive secretion of parathyroid hormone (“PTH”) from the parathyroid gland. Symptoms of HPT include bone loss, muscle weakness, depression, and forgetfulness. Secondary HPT is commonly seen as a result of kidney failure, affecting a majority of dialysis patients. Primary HPT principally afflicts post-menopausal women. The Company has a license agreement with NPS Pharmaceuticals, Inc. (“NPS”) for Amgen to develop and commercialize calcimimetic small molecules based on NPS’s proprietary calcium receptor technology for the treatment of HPT. The Company has conducted separate phase 2 clinical trials for primary and secondary HPT with a second-generation calcimimetic compound, SensiparTM (cinacalcet HCl) (“SensiparTM”). In July 2003, the Company announced the successful completion of three phase 3 studies supporting the use of SensiparTM in secondary HPT. In March 2004, the FDA approved SensiparTM for the treatment of secondary HPT in chronic kidney disease patients on dialysis and for the treatment of hypercalcemia in patients with parathyroid carcinoma.

      Bone health is maintained through regulation of the competing activities of bone forming cells (osteoblasts) and bone resorbing cells (osteoclasts). Bone loss is the result of an imbalance between bone formation and resorption (bone remodeling), where the amount of bone resorbed exceeds the amount of bone formed. Receptor Activator of Nuclear Factor kappa B Ligand (RANKL) is a key-mediator of the resorptive phase of the bone remodeling process. AMG 162 is a fully human monoclonal antibody that specifically and with high affinity binds and neutralizes RANKL. In preclinical studies, AMG 162 has been shown to inhibit the osteoclast mediated bone destruction characteristic of postmenopausal osteoporosis. In addition, AMG 162 has been shown to reduce bone resorption associated with bone metastases of cancer. Cancer can metastasize to bone leading to bone destruction, fractures, and bone pain. The Company completed phase 1 studies with AMG 162 in osteoporosis and cancer. Data from these studies validated the importance of this pathway in the pathology of bone disorders. The Company is currently conducting further studies with AMG 162 in osteoporosis and cancer.

      In September 2003, the Company announced an agreement with Biovitrum AB under which the Company received exclusive rights to develop and commercialize Biovitrum’s small molecule 11ßHSD1 enzyme inhibitors for the treatment of metabolic diseases and certain other medical disorders. The most advanced compound included in the agreement is BVT.3498, for type 2 diabetes.

Neuroscience

      The Company has discovery programs in the neurosciences. Neurotrophic factors are proteins which play a role in nerve cell protection and regeneration and which may therefore be useful in treating a variety of neurological disorders, including neurodegenerative diseases of the central and peripheral nervous systems, and also nerve injury or trauma. In 1999, the Company discontinued development of glial cell line derived neurotrophic factor (“GDNF”) after a phase 1/2 trial of GDNF in Parkinson’s disease failed to demonstrate a statistically significant benefit. However, based on favorable phase 1 clinical data from investigator-sponsored research, the Company is currently in phase 2 clinical studies of GDNF using a different treatment protocol for possible use in the treatment of Parkinson’s disease.

Joint Ventures and Business Relationships

      The Company generally discovers, develops, manufactures, and markets its products. From time to time, the Company may enter into joint ventures and other business relationships to provide additional development, manufacturing, and marketing capabilities. In addition to internal R&D efforts, the Company has acquired certain product and technology rights and has established R&D collaborations to enhance the Company’s internally developed product pipeline.

Kirin Brewery Company, Limited

      The Company formed KA, a 50-50 joint venture with Kirin in 1984. KA develops and commercializes certain of the Company’s and Kirin’s technologies which have been transferred to this joint venture. KA has given exclusive licenses to Amgen to manufacture and market: 1) recombinant human erythropoietin in the United States, 2) darbepoetin alfa in the United States, all European countries, Canada, Australia, New Zealand, Mexico, all Central and South American countries, and certain countries in Central Asia, North Africa, and the Middle East, and 3) pegfilgrastim and G-CSF in the United States, Europe, Canada, Australia, and New Zealand. The Company currently markets certain of these products under the brand names EPOGEN® (erythropoietin), Aranesp® (darbepoetin alfa), Neulasta® (pegfilgrastim), and NEUPOGEN® (G-CSF).

      KA has also given exclusive licenses to Kirin to manufacture and market: 1) recombinant human erythropoietin in Japan, 2) darbepoetin alfa in Japan, the People’s Republic of China, Taiwan, Korea, and certain other countries in Southeast Asia, and 3) G-CSF and pegfilgrastim in Japan, Taiwan and Korea. Kirin markets recombinant human erythropoietin and G-CSF in the People’s Republic of China under a separate agreement. Kirin markets its recombinant human erythropoietin product in Japan under the trademark ESPO®. Kirin markets its G-CSF product in its respective territories under the trademark GRAN®. KA has licensed to Johnson & Johnson rights to recombinant human erythropoietin in certain geographic areas of the world (see “— Johnson & Johnson”). Under its agreement with KA, Johnson & Johnson pays a royalty to KA based on sales.

      In connection with its various license agreements with KA, the Company pays KA royalties based on product sales and also receives payment for conducting certain R&D activities on behalf of KA (See Note 2, “Related party transactions” to the Consolidated Financial Statements).

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

      Outside the United States, with the exception of the People’s Republic of China and Japan, Johnson & Johnson was granted rights to manufacture and commercialize recombinant human erythropoietin as a human therapeutic for all uses under a licensing agreement with KA. With respect to its sales outside of the United States, Johnson & Johnson manufactures and commercializes its own brand of Epoetin alfa which is then sold throughout the world by Johnson & Johnson under various trademarks such as EPREX® and ERYPO®. The Company is not involved in the manufacture of Epoetin alfa sold by Johnson & Johnson outside of the United States.

Wyeth

      Amgen and Wyeth market and sell ENBREL® in the United States and Canada for all approved indications other than oncology. The rights to promote ENBREL® in the United States and Canada for oncology indications are reserved to Amgen. The rights to market ENBREL® outside of the United States and Canada are reserved to Wyeth. Under a co-promotion agreement, a management committee comprised of equal representation from Wyeth and Amgen is responsible for overseeing the marketing and sales of ENBREL® including: strategic planning, the approval of an annual marketing plan, product pricing, and the establishment of a brand team. The brand team, with equal representation from each party, prepares and implements the annual marketing plan, which includes a minimum level of financial and sales personnel commitment from each party, and is responsible for all sales activities. Further, pursuant to the co-promotion agreement, Wyeth and Amgen each pay a defined percentage of all selling and marketing expenses approved by the management committee. In addition, Amgen pays Wyeth a percentage of the annual gross profits of ENBREL®, which reflect the sharing of manufacturing costs, in the United States and Canada attributable to all indications for ENBREL®, other than oncology indications, on a scale that increases as gross profits increase; however, Amgen maintains a majority share of ENBREL® profits. Under the co-promotion agreement, Wyeth is required to reimburse Amgen for: 1) certain clinical and regulatory expenses Amgen incurs in connection with the filing and approval of any new indications for ENBREL® in the United States and Canada, excluding oncology and rheumatoid arthritis indications; 2) certain specified patent expenses related to ENBREL®; and 3) certain costs, expenses, and liabilities associated with the manufacture, use, or sale of ENBREL® in the United States and Canada.

      The Company also has a global supply agreement with Wyeth related to the manufacture, supply, inventory, and allocation of supplies of ENBREL®.

Boehringer Ingelheim Pharma KG

      Amgen and Wyeth have a long-term supply agreement with BI Pharma to manufacture commercial quantities of ENBREL®. In 2000 and 2002, the long-term supply agreement was amended to provide for additional production capacity, improved manufacturing processes, and to extend the term of the agreement.

      Amgen’s supply of ENBREL® is significantly dependent on product manufactured by BI Pharma, and, accordingly, Amgen has made significant purchase commitments to BI Pharma (see “MD&A — Contractual obligations”). Under the supply agreement, BI Pharma has reserved a specified level of production capacity for ENBREL®, and Amgen’s purchase commitments for ENBREL® are manufactured from that reserved production capacity. Amgen is required to submit a rolling three-year forecast for manufacturing the bulk drug for ENBREL®, and a rolling forecast for a shorter period for the number of finished vials of ENBREL® to be manufactured from the bulk drug. Amgen has submitted firm orders for the maximum production capacity that BI Pharma currently has reserved for ENBREL®. Amgen will be responsible for substantial payments to BI Pharma if Amgen fails to use a specified percentage of the production capacity that BI Pharma has reserved for ENBREL® each calendar year or if the BI Pharma supply agreement is terminated prematurely under specified conditions.

Genentech, Inc.

      The Company has a manufacturing agreement with Genentech, Inc. (“Genentech”) to produce ENBREL® at Genentech’s manufacturing facility in South San Francisco, California. The manufacturing facility is subject to FDA approval. If approved, the Genentech facility will become a licensed manufacturing site for commercial supply of ENBREL®. Under the terms of the agreement, Genentech will produce ENBREL® through 2005, with an extension through 2006 by mutual agreement.

Abgenix Inc.

      In October 2003, Amgen and Abgenix amended an existing agreement to jointly develop and commercialize panitumumab, a fully human monoclonal antibody created by Abgenix (See “Selected Product Candidates — Oncology). Under the amended agreement, Amgen has decision-making authority for the joint development and commercialization of panitumumab, but development and commercialization costs, as well as any potential profits from future sales of panitumumab, are shared equally. Amgen has the right to conduct all future clinical trials. In addition, Abgenix will manufacture clinical and early commercial supplies of panitumumab with Amgen’s support and assistance. If clinical trials for panitumumab are successful and regulatory approval is received, Amgen would play the primary role in implementing marketing and product launch activities for panitumumab, while Abgenix may participate in co-promotion.

      Amgen has agreed to advance Abgenix certain amounts that may be used by Abgenix to fund its share of development and commercialization costs for panitumumab. Abgenix is not obligated to repay such advances if panitumumab does not reach commercialization. As of December 31, 2003, no amounts have been advanced.

Tularik Inc.

      In May 2003, the Company entered into an agreement with Tularik Inc. (“Tularik”) to collaborate on the discovery, development, and commercialization of therapeutics aimed at oncology targets. The terms of the agreement include milestones payable to Tularik upon the achievement of specified targets, committed research funding paid to Tularik over a five-year period, and royalties on net commercial sales of Company products resulting from the agreement.

      As part of the agreement, the Company purchased shares of Tularik common stock and is required to purchase additional shares of newly-issued Tularik common stock over the next three years at the then market price. The Company accounts for its investment in Tularik common stock under the equity method (see Note 1, “Summary of significant accounting policies — Principles of consolidation” to the Consolidated Financial Statements).

Biovitrum AB

      In September 2003, the Company entered into an agreement under which the Company received exclusive rights to develop and commercialize certain of Biovitrum’s small molecules for the treatment of metabolic diseases and certain other medical disorders. Under the agreement, the Company will fund and conduct all further development and commercialization activities relating to the licensed small molecules in the licensed territory, as defined; make milestone payments to Biovitrum upon achievement of certain specified targets including those related to development and regulatory submissions and approvals; pay tiered royalties to Biovitrum on future sales of all products arising from the agreement; and fund a three-year research program conducted by Biovitrum to develop additional compounds from the licensed small molecules.

Marketing

      Amgen maintains a sales and marketing force in the United States, Europe, Canada, Australia, and New Zealand. The Company’s sales force markets EPOGEN®, Aranesp®, Neulasta®, NEUPOGEN®, ENBREL®, and other products to healthcare providers including clinics, hospitals, and pharmacies. The Company also markets certain products directly to consumers through direct-to-consumer print and television advertising. In addition, Amgen has entered into licensing and/or co-promotion agreements to market certain of its products including Aranesp®, Neulasta®, and NEUPOGEN® in certain geographic areas outside of the United States. Under a co-promotion agreement with Wyeth, Amgen and Wyeth market ENBREL® in the United States and Canada for all approved indications other than oncology. The rights to develop and promote ENBREL® in the United States and Canada for oncology indications are reserved to Amgen.

      In the United States, the Company sells primarily to wholesale distributors of pharmaceutical products. With the exception of ENBREL®, the Company utilizes these wholesale distributors as the principal means of distributing the Company’s products to healthcare providers such as clinics, hospitals, and pharmacies. With respect to ENBREL®, the Company primarily drop-ships wholesaler orders directly to pharmacies for end-users. The Company monitors the financial condition of its larger distributors and limits its credit exposure by setting appropriate credit limits and requiring collateral from certain customers. Sales to three large wholesalers each accounted for more than 10% of total revenues for the years ended December 31, 2003, 2002, and 2001. Sales to AmerisourceBergen Corporation were $2,686.2 million, $2,084.4 million, and $1,470.1 million for the years ended December 31, 2003, 2002, and 2001, respectively. Sales to Cardinal Distribution were $1,596.2 million, $988.6 million, and $535.8 million for the years ended December 31, 2003, 2002, and 2001, respectively. Sales to McKesson Corporation were $1,340.4 million, $843.9 million, and $459.8 million for the years ended December 31, 2003, 2002, and 2001, respectively. Outside the United States, Aranesp®, Neulasta®, and NEUPOGEN® are principally distributed to hospitals and/or wholesalers depending upon the distribution practice in each country for which the product has been launched.

      Amgen was granted exclusive licenses by KA to market: 1) erythropoietin in the United States, 2) darbepoetin alfa in the United States, all European counties, Canada, Australia, New Zealand, Mexico, all Central and South American countries, and certain countries in Central Asia, North Africa, and the Middle

East, and 3) pegfilgrastim and G-CSF in the United States, Europe, Canada, Australia, and New Zealand. The Company markets erythropoietin, darbepoetin alfa, pegfilgrastim, and G-CSF in certain geographic areas under the brand names EPOGEN®, Aranesp®, Neulasta®, and NEUPOGEN®, respectively. The Company has retained exclusive rights to market EPOGEN® in the United States for dialysis patients, but granted Johnson & Johnson, a license to commercialize recombinant human erythropoietin as a human therapeutic in the United States in all markets other than dialysis. Johnson & Johnson markets recombinant human erythropoietin under the trademark PROCRIT® in the United States.

      In the United States, dialysis providers are primarily reimbursed for EPOGEN® by the federal government through the End Stage Renal Disease Program (“ESRD Program”) of Medicare. The ESRD Program reimburses approved providers for 80% of allowed dialysis costs; the remainder is paid by other sources, including Medicaid, private insurance, and to a lesser extent, state kidney patient programs. The ESRD Program reimbursement rate is established by Congress and is monitored by the Centers for Medicare & Medicaid Services (“CMS”). Most patients receiving Aranesp®, Neulasta®, NEUPOGEN®, and ENBREL® for approved indications are covered by both government and private payors health care programs. Therefore, sales of Aranesp®, Neulasta®, NEUPOGEN®, and ENBREL® are dependent on the availability and extent of reimbursement from third-party payors, including governments and private insurance plans. Primary reimbursement for ENBREL® is obtained from private payors. Generally, worldwide use of our products may be affected by cost containment pressures from governments and private insurers on health care providers in response to ongoing initiatives to reduce health care expenditures, and to a lesser extent, competition (see “MD&A — Financial Outlook — Forward looking statements and factors that may affect Amgen — Our sales depend on payment and reimbursement from third-party payors, and a reduction in the payment rate or reimbursement could result in decreased use or sales of our products.”).

Competition

      Competition among biotechnology, pharmaceutical, and other companies that research, develop, manufacture, or market biologics and pharmaceuticals is intense and is expected to increase (see “MD&A — Financial Outlook — Forward looking statements and factors that may affect Amgen — Our marketed products face substantial competition and others may discover, develop, acquire or commercialize products before or more successfully than we do”). Some competitors, principally large pharmaceutical companies, have greater clinical, research, regulatory, and marketing resources and experience than Amgen, particularly in the area of small molecule therapeutics. In addition, certain specialized biotechnology firms have entered into cooperative arrangements with major companies for the development and commercialization of products, creating an additional source of competition. The Company faces product competition from firms in the United States, Europe, Canada, Australia, and elsewhere. Additionally, some of the Company’s competitors, including both biotechnology and pharmaceutical companies, are actively engaged in R&D in areas where the Company is also developing product candidates, as more fully discussed below.

      The introduction of new products or the development of new processes by competitors or new information about existing products may result in product replacements or price reductions, even for products protected by patents. In addition, the timing of entry of a new product into the market can be an important factor in determining the product’s eventual success and profitability. Early entry may have important advantages in gaining product acceptance and market share. Accordingly, in some cases, the relative speed with which the Company can develop products, complete the testing, receive approval, and supply commercial quantities of the product to the market is expected to be important to Amgen’s competitive position. Competition among biologic and pharmaceutical products approved for sale also may be based on, among other things, patent position, product efficacy, safety, reliability, availability, and price, as well as, the development and marketing of new competitive products.

      The Company’s European patent relating to erythropoietin expires on December 12, 2004. After such expiration of patent protection, other companies could develop and market new competitive products. While the Company does not market erythropoietin in Europe as this right belongs to Johnson & Johnson (through KA), the Company does market Aranesp® in the EU which competes with Johnson & Johnson’s and others’ erythropoietin products. In addition, the European patent relating to G-CSF expires on August 22, 2006. After such expiration of patent protection, other companies could also develop new competitive products; presenting new competition for NEUPOGEN® and Neulasta® (see “MD&A — Financial Outlook — Forward looking statements and factors that may affect Amgen — Our marketed products face substantial competition and other companies may discover, develop, acquire or commercialize products before or more successfully than we do”).

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

Hematology

      Any products or technologies that are directly or indirectly successful in addressing anemia could negatively impact the market for EPOGEN® and Aranesp®. Aranesp® directly competes with other currently marketed products which treat anemia, including EPOGEN® and the recombinant human erythropoietin product marketed by Johnson & Johnson (see “Products — EPOGEN® (Epoetin alfa)” and “Products — Aranesp® (darbepoetin alfa)”). Aventis Pharmaceuticals Inc. (“Aventis”) is developing gene-activated erythropoietin for the treatment of anemia (see “Item 3. Legal Proceedings — Transkaryotic Therapies and Aventis litigation”). Baxter International Inc. (“Baxter”) is developing epoetin omega for the treatment of anemia. Roche is developing a pegylated erythropoietin product for the treatment of anemia.

Oncology

      Any products or technologies that are directly or indirectly successful in addressing anemia associated with chemotherapy could negatively impact the market for Aranesp®. In the United States, Aranesp® directly competes with other currently marketed products which treat anemia associated with chemotherapy, including the recombinant human erythropoietin product marketed by Johnson & Johnson (see “Products — EPOGEN® (Epoetin alfa)”). In Europe, Aranesp® directly competes with other erythropoietin products marketed by Ortho Biotech/Janssen-Cilag/Johnson & Johnson and Roche in the oncology setting. Aventis is also developing its gene-activated erythropoietin for the treatment of anemia (see “Item 3. Legal Proceedings — Transkaryotic Therapies and Aventis litigation”). Baxter and Roche are also developing their products for the treatment of anemia in the oncology setting.

      Any products or technologies that are directly or indirectly successful in addressing neutropenia associated with chemotherapy could negatively impact the markets for NEUPOGEN® and Neulasta®. NEUPOGEN® and Neulasta® currently face market competition from a competing CSF product, granulocyte macrophage colony stimulating factor (“GM-CSF”), and from the chemoprotectant, amifostine. Potential future sources of competition include other G-CSF products, GM-CSF products, among others. Neulasta® impacts NEUPOGEN® sales as health care providers in the United States transition from administering NEUPOGEN® to Neulasta®. Since the U.S. launch of Neulasta® in April 2002, NEUPOGEN® patients have been converting to Neulasta®. While the Company believes that most of the conversion has occurred, there is still some opportunity for this to continue into the future, albeit at a much slower rate, negatively impacting future NEUPOGEN® sales (see “MD&A — Financial Outlook — Trends expected to impact future operations”).

      Chugai Pharmaceuticals Co., Ltd. (“Chugai”) markets a G-CSF product in Japan as an adjunct to chemotherapy and as a treatment for bone marrow transplant (“BMT”) patients. Chugai and Aventis market a G-CSF product in certain EU countries as an adjunct to chemotherapy and as a treatment in BMT settings. Chugai, through its licensee, AMRAD, markets this G-CSF product in Australia as an adjunct to chemotherapy and as a treatment for BMT patients. Under an agreement with Amgen, Chugai is precluded from selling its G-CSF product in the United States, Canada, and Mexico.

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

      Many companies are developing products that promote wound healing, soft tissue regeneration, and chemoprotection. Companies such as Genetics Institute, Inc., MedImmune, Inc., and IntraBiotics Pharmaceuticals, Inc. are currently among many companies that are developing products, which could be potential competitors for palifermin.

      Currently solid tumors are treated primarily with surgery, chemotherapy and/or radiotherapy depending upon tumor type, stage of disease, and the status of the patients. The panitumumab program could face competition from products under development or approved by Astra-Zeneca, Imclone Systems Inc./Bristol Myers Squibb Co./ Merck KgA, OSI/Genentech/Roche, Pfizer Inc. (“Pfizer”), and GlaxoSmithKline plc (“GlaxoSmithKline”).

      AMG 162 could face competition from products currently marketed by Novartis and Merck & Co., Inc. (“Merck”) for osteoporosis and a product currently marketed by Novartis for the treatment of cancer metastases to the bone.

Inflammation

      ENBREL® and PEG-sTNF-R1 could face competition in some circumstances from a number of companies developing or marketing rheumatoid arthritis and psoriatic arthritis treatments. Current anti-arthritic treatments include generic methotrexate and other products marketed by, among others, Centocor, Inc./Johnson & Johnson, Abbott Laboratories (“Abbott”), Merck, Pfizer, Novartis, Aventis, and Sanofi-Synthélabo. In addition, a number of companies have cytokine inhibitors in development including GlaxoSmithKline, Pfizer, and Taisho Pharmaceutical Co., Ltd. Amgen is currently developing ENBREL® for the treatment of psoriasis. If ENBREL® is approved for this indication, it may compete with products marketed by Biogen, Genentech, and Johnson & Johnson.

Metabolic and Bone Disorders

      SensiparTM could face competition from products currently marketed by Abbott, Bone Care International, Inc., Genzyme Corporation, and Roche which treat secondary HPT. In addition, another product to treat HPT is currently being developed by Chugai.

Neuroscience

      The GDNF program could face competition from a deep brain stimulation device currently marketed by Medtronic Inc.

Research and Development

      Amgen’s product candidates (See — “Selected Product Candidates”) come from internal research, acquisitions, and licensing from third parties. The Company has research facilities in the United States, and has clinical development staff in the United States, Europe, Canada, Australia, and Japan (see “Item 2. Properties”). Amgen’s internal research capabilities include an expertise in secreted protein therapeutics. The Company’s discovery program may yield targets that lead to the development of therapeutics delivered as proteins, small molecules, or monoclonal antibodies. In addition, the acquisition of Immunex has enhanced Amgen’s strategic position within the biotechnology industry by strengthening and diversifying its product base and product pipeline in key therapeutic areas and its discovery research capabilities in proteins and antibodies. R&D expenses for the years ended December 31, 2003, 2002, and 2001 were $1,655.4 million, $1,116.6 million, and $865.0 million, respectively. In 2002, the Company recorded a $2,991.8 million write-off of acquired in-process research and development (“IPR&D”) resulting from the Immunex acquisition (see Note 3, “Immunex acquisition” to the Consolidated Financial Statements).

Government Regulation

      Regulation by governmental authorities in the United States and other countries is a significant factor in the production and marketing of the Company’s products and its ongoing R&D activities (see “MD&A — Financial Outlook — Forward looking statements and factors that may affect Amgen — Our current products and products in development cannot be sold if we do not obtain and maintain regulatory approval”).

      In order to clinically test, manufacture, and market products for therapeutic use, Amgen must satisfy mandatory procedures and safety and effectiveness standards established by various regulatory bodies. In the United States, the Public Health Service Act and the Federal Food, Drug, and Cosmetic Act, as amended, and the regulations promulgated there under, and other federal and state statutes and regulations govern, among other things, the testing, manufacture, labeling, storage, record keeping, approval, advertising, and promotion of the Company’s products on a product-by-product basis. Product development and approval within this regulatory framework takes a number of years and involves the expenditure of substantial resources. After laboratory analysis and preclinical testing in animals, an investigational new drug application is filed with the FDA to begin human testing. Typically, a three-phase human clinical testing program is then undertaken. In phase 1, small clinical trials are conducted to determine the safety of the product. In phase 2, clinical trials are conducted to assess safety, acceptable dose, and gain preliminary evidence of the efficacy of the product. In phase 3, clinical trials are conducted to provide sufficient data for the statistically valid proof of safety and efficacy. The time and expense required to perform this clinical testing can vary and is substantial. No action can be taken to market any new drug or biologic product in the United States until an appropriate marketing application has been approved by the FDA. Even after initial FDA approval has been obtained, further clinical trials may be required to provide additional data on safety and effectiveness and are required to gain clearance for the use of a product as a treatment for indications other than those initially approved. In addition, side effects or adverse events that are reported during clinical trials can delay, impede, or prevent marketing approval. Similarly, adverse events that are reported after marketing approval can result in additional limitations being placed on the product’s use and, potentially, withdrawal of the product from the market. Any adverse event, either before or after marketing approval, can result in product liability claims against the Company.

      In addition to regulating and auditing human clinical trials, the FDA regulates and inspects equipment, facilities, and processes used in the manufacturing and testing of such products prior to providing approval to market a product. If after receiving clearance from the FDA, a material change is made in manufacturing equipment, location, or process, additional regulatory review may be required. The Company also must adhere to current Good Manufacturing Practice and product-specific regulations enforced by the FDA through its facilities inspection program. The FDA also conducts regular, periodic visits to re-inspect equipment, facilities, laboratories, and processes following the initial approval. If, as a result of these inspections, the FDA determines that the Company’s equipment, facilities, laboratories, or processes do not comply with applicable FDA regulations and conditions of product approval, the FDA may seek civil, criminal, or administrative sanctions and/or remedies against Amgen, including the suspension of the Company’s manufacturing operations.

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

      Since 1991, the Company has participated in the Medicaid rebate program established by the Omnibus Budget Reconciliation Act of 1990, and under amendments of that law that became effective in 1993. Participation in this program has included extending comparable discounts under the Public Health Service (“PHS”) pharmaceutical pricing program. Under the Medicaid rebate program, the Company pays a rebate for each unit of its product reimbursed by Medicaid. The amount of the rebate for each product is set by law as a minimum 15.1% of the average manufacturer price (“AMP”) of that product, or if it is greater, the difference between AMP and the best price available from the Company to any customer. The rebate amount also includes an inflation adjustment if AMP increases faster than inflation. The PHS pricing program extends discounts comparable to the Medicaid rebate to a variety of community health clinics and other entities that receive health services grants from the PHS, as well as hospitals that serve a disproportionate share of poor Medicare and Medicaid beneficiaries. The rebate amount is recomputed each quarter based on the Company’s reports of its current AMP and best price for each of its products to the CMS. The terms of the Company’s participation in the program impose an obligation to correct the prices reported in previous quarters, as may be necessary. Any such corrections could result in an overage or underage in the Company’s rebate liability for past quarters, depending on the direction of the correction. In addition to retroactive rebates (and interest, if any), if the Company were found to have knowingly submitted false information to the government, in addition to other penalties available to the government, the statute provides for civil monetary penalties in the amount of $100,000 per item of false information.

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

Patents and Trademarks

      The company has filed applications for a number of patents, has been granted patents, or has obtained rights relating to its products and various potential products. The material patents of the Company are set forth in the table below.

Product		General Subject Matter	Expiration

Epoetin alfa	U.S.	— DNA and host cells (issued in 1987)	10/27/2004
		— Process of making erythropoietin (issued in 1995 and 1997)	8/15/2012
		— Product claims to erythropoietin (issued in 1996 and 1997)	8/20/2013
		— Pharmaceutical compositions of erythropoietin (issued in 1999)	8/20/2013
		— Cells that make certain levels of erythropoietin (issued in 1998)	5/26/2015
	Europe(1)	— Erythropoietin DNA cells, polypeptides and processes (issued in 1990)	12/12/2004
darbepoetin alfa	Europe(1)	— Glycosylation analogs of erythropoietin proteins (issued in 1999)	10/12/2010
		— Glycosylation analogs of erythropoietin proteins (issued in 1997)	8/16/2014
Filgrastim	U.S.	— Methods for recombinant production of G-CSF (issued in 1998)	8/23/2005
		— Analogs of G-CSF (issued in 1999)	8/23/2005
		— Pharmaceutical Compositions Comprising G-CSF (issued in 2002)	8/23/2005
		— DNA, vectors, cells and processes relating to recombinant G-CSF (issued in 1989 and 1991)	3/7/2006
		— G-CSF polypeptides (issued in 1996)	12/3/2013
		— Methods of treatment using G-CSF polypeptides (issued in 1996)	12/10/2013
	Europe(1)	— G-CSF DNA Vectors, cells, polypeptides, methods of use and production (issued in 1991)	8/22/2006
pegfilgrastim	U.S.	— Pegylated G-CSF (issued in 1998)	10/20/2015
	Europe(1)	— Pegylated G-CSF (issued in 1999)	2/8/2015
etanercept	U.S.	— Methods of treating TNF — dependent disease (issued in 2003)	9/5/2009
		— TNFR proteins and pharmaceutical compositions (issued in 1999 and 2001)	9/5/2009
		— TNFR DNA vectors, cells and processes for making proteins (issued in 1995 and 2000)	3/7/2012

(1)	In some cases these European patents may also be entitled to Supplemental Protection in one or more countries in Europe and the length of any such extension will vary country by country.

      There can be no assurance that Amgen’s patents or licensed patents will afford legal protection against competitors or provide significant proprietary protection or competitive advantage. In addition, Amgen’s patents or licensed patents could be held invalid or unenforceable by a court, or infringed or circumvented by others, or others could obtain patents that the Company would need to license or circumvent. Competitors or potential competitors may have filed patent applications or received patents, and may obtain additional patents and proprietary rights relating to proteins, small molecules, compounds, or processes competitive with those of the Company. Additionally, for certain of the Company’s product candidates, competitors, or potential competitors may claim that their existing or pending patents prevent the Company from commercializing such product candidates in certain territories. Further, when the Company’s patents expire, other companies could develop new competitive products to the Company’s products. The Company’s near-term European patent expirations could result in new competitive products to the Company’s products in Europe.

      In general, the Company has obtained licenses from various parties which it deems to be necessary or desirable for the manufacture, use or sale of its products. These licenses generally require Amgen to pay royalties to the parties on product sales. In addition, other companies have filed patent applications or have been granted patents in areas of interest to the Company. There can be no assurance any licenses required under such patents will be available for license on acceptable terms or at all. The Company is engaged in various legal proceedings relating to certain of its patents (see “Item 3. Legal Proceedings”).

      Trade secret protection for its unpatented confidential and proprietary information is important to Amgen. To protect its trade secrets, the Company generally requires its employees, material consultants, scientific advisors, and parties to collaboration and licensing agreements to execute confidentiality agreements upon the commencement of employment, the consulting relationship, or the collaboration or licensing arrangement with the Company. However, others could either develop independently the same or similar information or obtain access to Amgen’s information.

Manufacturing and Raw Materials

      Amgen has manufacturing facilities which produce commercial quantities of Epoetin alfa, Aranesp®, Neulasta®, NEUPOGEN®, and ENBREL®. Amgen operates commercial manufacturing facilities located in the United States, Puerto Rico, and a packaging and distribution center in The Netherlands (see “Item 2. Properties”). Additional supply of ENBREL® is produced by our contract manufacturer. Additionally, the Company supplies Epoetin alfa in the United States to Johnson & Johnson under a supply agreement. There can be no assurance that the Company will be able to accurately anticipate future demand for Epoetin alfa, Aranesp®, Neulasta®, NEUPOGEN®, and ENBREL® or maintain adequate manufacturing capacity (see “MD&A — Financial Outlook — Forward looking statements and factors that may affect Amgen — We have grown rapidly, and if we fail to adequately manage that growth our business could be adversely impacted”).

      Amgen and Wyeth have a long-term supply agreement with BI Pharma to manufacture commercial quantities of ENBREL®. Amgen’s supply of ENBREL® is significantly dependent on product manufactured by BI Pharma (see “Joint Ventures and Business Relationships — Boehringer Ingelheim Pharma KG”). Amgen has made significant purchase commitments to BI Pharma under the BI Pharma supply agreement to manufacture commercial inventory of ENBREL®. Amgen has a large-scale biopharmaceutical manufacturing facility in West Greenwich, Rhode Island (the “RI Facility”). Amgen also utilizes third-party contract manufacturers to perform fill and finish services for ENBREL® manufactured at the RI Facility and packaging services for ENBREL® manufactured by BI Pharma and at the RI Facility.

      Certain raw materials, medical devices, and components necessary for the Company’s commercial manufacturing of its products are proprietary products of other companies, and in some cases, such proprietary products are specifically cited in the Company’s drug application with the FDA such that they must be obtained from that specific, sole source. The Company currently attempts to manage the risk associated with such sole sourced raw materials by active inventory management and alternate source development, where feasible (see “MD&A — Financial Outlook — Forward looking statements and factors that may affect Amgen — Certain of our raw materials, medical devices and components are single-sourced from third parties; third-party supply failures could adversely affect our ability to supply our products”). Amgen attempts to remain apprised of the financial condition of its suppliers, their ability to supply the Company’s needs and the market conditions for these raw materials. Also, certain of the raw materials required in the commercial manufacturing of the Company’s products are derived from biological sources, including mammalian tissues, bovine serum, and human serum albumin, or HSA. The Company is investigating screening procedures with respect to certain biological sources and alternatives to them. Raw materials may be subject to contamination and/or recall. A material shortage, contamination, and/or recall could adversely impact or disrupt Amgen’s commercial manufacturing of its products.

Human Resources

      As of December 31, 2003, the Company had approximately 12,900 employees, which includes approximately 110 part-time employees. Of the total employees as of December 31, 2003, approximately 4,700 were engaged in R&D, approximately 2,600 were engaged in selling and marketing, approximately 3,600 were engaged in commercial manufacturing activities, and approximately 2,000 were engaged in other activities. There can be no assurance that the Company will be able to continue attracting and retaining qualified personnel in sufficient numbers to meet its needs. None of the Company’s employees are covered by a collective bargaining agreement, and the Company has experienced no work stoppages. The Company considers its employee relations to be good.

Geographic Area Financial Information

      For financial information concerning the geographic areas in which the Company operates, see Note 9, “Segment information — Geographic information” to the Consolidated Financial Statements.

Factors That May Affect Amgen

      Amgen operates in a rapidly changing environment that involves a number of risks, uncertainties, and assumptions, many of which are beyond our control. For a discussion of some of these risks, see “— Financial Outlook — Forward looking statements and factors that may affect Amgen” in the MD&A section of this Report included under Item 7. Other risks are discussed elsewhere in this Form 10-K.

Investor Information

      Financial and other information about the Company is available on its website (http://www.amgen.com) (This website address is not intended to function as a hyperlink, and the information contained in the Company’s website is not intended to be a part of this filing). The Company makes available on its website, free of charge, copies of its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the SEC.

Item 2.	PROPERTIES

      Amgen’s principal executive offices and a majority of its administrative, manufacturing, and R&D facilities are located in forty-two buildings in Thousand Oaks, California. Thirty-six of the buildings are owned and seven are leased. Adjacent to these buildings are facilities that are under construction and additional property for future expansion. The Thousand Oaks, California properties include manufacturing facilities licensed by various regulatory bodies to produce commercial quantities of Epoetin alfa, Aranesp®, Neulasta®, and NEUPOGEN®.

      The Company owns six buildings in Longmont, Colorado, including a manufacturing complex that is licensed to produce commercial quantities of Epoetin alfa and Aranesp® bulk drug substance. The Company has undeveloped land adjacent to the Longmont site to accommodate future expansion. Amgen also owns two buildings and leases four buildings in Boulder, Colorado, housing process development research and manufacturing facilities capable of producing commercial quantities of Kineret® bulk drug substance.

      Amgen owns ten buildings and leases fifteen buildings in the Seattle, Washington area, which house research, manufacturing, and administrative facilities. In January 2004, the Company opened the Seattle research center. In connection with the acquisition, the Company initiated an integration plan to consolidate certain Immunex leased facilities (see Note 3, “Immunex acquisition” to the Consolidated Financial Statements). The Company also owns additional property for future expansion in the Seattle, Washington area.

      Amgen owns five buildings in West Greenwich, Rhode Island, including a manufacturing facility which produces commercial quantities of ENBREL®. The Company is also currently constructing a new manufacturing plant to be built adjacent to the existing manufacturing facility in Rhode Island to produce commercial quantities of ENBREL® with completion expected in 2005.

      Elsewhere in North America, the Company owns a distribution center in Louisville, Kentucky, and a research facility in Cambridge, Massachusetts. The Company leases facilities for administrative offices in Washington, D.C. and Canada, and leases four facilities for regional sales and marketing offices in the United States.

      Outside the continental United States, Amgen owns four buildings in Juncos, Puerto Rico, including a fill and finish manufacturing facility and a warehouse. The Company is constructing new manufacturing and testing facilities with completion dates for various structures expected in 2004 and beyond. The Company also owns additional property on the Puerto Rico Site for future expansion. The Company also owns a European packaging and distribution center in Breda, The Netherlands. The Company leases facilities in fifteen European countries, Australia, New Zealand, and Japan, for administration, sales and marketing, and/or development.

      Amgen believes that its existing facilities plus anticipated additions are sufficient to meet its expected needs.

Item 3.	LEGAL PROCEEDINGS

      Certain of the Company’s legal proceedings are discussed below. While it is impossible to predict accurately or to determine the eventual outcome of these matters, the Company does not believe any such proceedings currently pending will have a material adverse effect on its annual consolidated financial statements, although an adverse resolution in any reporting period of one or more of the proceedings could have a material impact on the results of operations for that period.

Transkaryotic Therapies and Aventis Litigation

      On April 15, 1997, Amgen filed suit in the Massachusetts District Court against Transkaryotic Therapies, Inc. (“TKT”) and Hoechst Marion Roussel, Inc. (“HMR” — now Aventis Pharmaceuticals Inc., together with TKT, the “Defendants”) alleging infringement of three U.S. patents owned by Amgen that claim an erythropoietin product and processes for making erythropoietin. Amgen sought an injunction preventing the Defendants from making, importing, using, or selling erythropoietin in the United States. On October 7, 1999, Amgen filed an amended complaint, which added two additional patents to the litigation. Defendants’ amended answer asserted that all five of the patents-in-suit were not infringed, were invalid, or were unenforceable due to inequitable conduct.

      Amgen’s motion for summary judgment of literal infringement was granted by the Massachusetts District Court on April 26, 2000 with respect to claim 1 of U.S. Patent No. 5,955,422 (the “’422 Patent”). On May 15, 2000, trial began in the Massachusetts District Court. On June 9, 2000, the Massachusetts District Court granted Defendants’ motion for non-infringement of U.S. Patent No. 5,618,698 (the “’698 Patent”), removing the ’698 Patent from this action. On July 21, 2000, the Massachusetts District Court granted Amgen’s motion for judgment on the Defendants’ defenses of invalidity based upon anticipation and obviousness.

      On January 19, 2001, the Massachusetts District Court ruled that claims 2-4 of the ’080 Patent, claims 1, 3, 4, and 6 of the ’349 Patent and claim 1 of the ’422 Patent were valid, enforceable, and infringed by TKT’s

EPO product and the cells used to make such product. The Massachusetts District Court also held that claim 7 of the ’349 patent and claims 1, 2, and 9 of the ’933 Patent were not infringed, and that if infringed the claims of the ’933 patent would be invalid.

      On January 26, 2001, TKT and HMR filed a Notice of Appeal and on February 14, 2001, Amgen filed a Notice of Cross-Appeal, to the U.S. Court of Appeals for the Federal Circuit. On March 22, 2001, Amgen filed an Amended Notice of Cross-Appeal to include claim 9 of the ’698 patent. After the parties briefed the issues on appeal, oral arguments were heard on May 7, 2002 by the U.S. Court of Appeals for the Federal Circuit.

      On January 6, 2003, the U.S. Court of Appeals for the Federal Circuit upheld the District Court’s decision that TKT and HMR infringe the ’349 and ’422 patents. The court further upheld the enforceability and validity of all of the asserted claims except for validity over two references which was vacated and remanded to the District Court. The court vacated and remanded to the District Court of Massachusetts for further consideration of (i) the finding of infringement of the ’080 patent, (ii) the holding of non-infringement of the ’698 patent, and (iii) the effect of two references on the validity of the asserted claims of the patents. On January 20, 2003, TKT and HMR filed a Combined Motion for Panel Rehearing and Rehearing En Banc with the Federal Circuit regarding the court’s affirmance of the validity of the asserted claims under 35 U.S.C. § 112. On March 3, 2003, the Federal Circuit denied TKT and HMR’s Motions for Panel Rehearing and Rehearing En Banc. The Massachusetts District Court held a trial on the remanded issues on October 7-8 and 15-17 and November 3-6, 2003. On October 30, 2003, the Massachusetts District Court ruled that claims 2-4 of the ’080 patent are infringed. The rest of the remanded issues are awaiting decision from the Massachusetts District Court.

Israel Bio-Engineering Project Litigation

      On September 3, 2002, Israel Bio-Engineering Project (“IBEP”), filed a patent infringement lawsuit against the Company, the Company’s wholly-owned subsidiary, Immunex Corporation, Wyeth and Wyeth Pharmaceuticals in the U.S. District Court for the Central District of California, relating to a U.S. Patent No. 5,981,701. Although not the title owner of record, IBEP alleges that it owns the patent. IBEP asserts that the manufacture and sale of ENBREL® (etanercept) infringes claim 1 of this patent. IBEP seeks an accounting of damages and of any royalties or license fees paid to a third-party and seeks to have the damages trebled on account of alleged willful infringement. IBEP also seeks to force the defendants to take a compulsory non-exclusive license. On September 4, 2003, Yeda Research and Development Co. Ltd. (“Yeda”), the title owner of record of the ’701 patent, joined as an interventor-defendant. On February 18, 2004, the court granted summary judgment in favor of Yeda on the issue of ownership. As a result of the granting of summary judgment, the Company and Immunex Corporation expect the court to enter judgment in their favor.

Columbia Litigation

      On June 18, 2003, Amgen and Immunex filed suit in the U.S. District Court for the Central District of California against The Trustees of Columbia University seeking a declaratory judgment. In its complaint, Amgen and Immunex request a declaratory judgment that Columbia’s claims for royalties under license agreements with Amgen and Immunex lack merit and that no royalties are owed. The complaint further seeks a declaratory judgment that Amgen and Immunex do not infringe Columbia’s recently issued U.S. Patent No. 6,455,275 and that the ’275 patent is invalid and unenforceable. On February 12, 2004, Columbia filed breach of contract and declaratory relief counterclaims against Amgen and Immunex along with its answer to the complaint.

Average Wholesale Price Litigation

      Amgen and Immunex are named as defendants, either separately or together, in thirteen (13) civil actions broadly alleging that they, together with many other pharmaceutical manufacturers, reported prices for certain products in a manner that allegedly inflated reimbursement under Medicare and/or Medicaid, including co-payments paid to providers who prescribe and administer the products. All but one of these actions (the Swanston matter, discussed below) have been consolidated, or are in the process of being consolidated, in a federal Multi-District Litigation proceeding (“the MDL Proceeding”), captioned In Re: Pharmaceutical Industry Average Wholesale Price Litigation MDL No. 1456 and pending in the U.S. District Court for the District of Massachusetts (“the Massachusetts District Court”).

      The complaints assert varying claims under the federal RICO statutes, their state law corollaries, as well as state law claims for deceptive trade practices, common law fraud, and various related state law claims. The complaints seek an undetermined amount of damages, as well as other relief, including declaratory and injunctive relief. These cases include the following: Citizens for Consumer Justice, et al., v. Abbott Laboratories, Inc., et al. (originally filed in the Massachusetts District Court and consolidated into the MDL Proceeding as the lead MDL case); Teamsters Health & Welfare Fund of Philadelphia, et al., v. Abbott Laboratories, Inc., et al.; Action Alliance of Senior Citizens of Greater Philadelphia v. Immunex Corp.; Constance Thompson, et al. v. Abbott Laboratories, Inc., et al.; Ronald Turner, et al. v. Abbott Laboratories, Inc., et al.; Congress of California Seniors v. Abbott Laboratories, et al.

      These cases also include State of Nevada v. American Home Products Corporation, et al., State of Montana ex rel. Mike McGrath, Attorney General v. Abbott Laboratories, et al,. County of Suffolk, New York v. Abbott Laboratories, Inc., et al. with respect to which the Massachusetts District Court conducted a hearing on the defendants’ Motions to Dismiss. No ruling has been issued and the respective parties are awaiting the Massachusetts District Court’s decision on the defendants’ Motions to Dismiss. Further, the cases also include County of Westchester, New York v. Abbott Laboratories, Inc., et al., County of Rockland, New York v. Abbott Laboratories, Inc., et al. with respect to which the parties have agreed to stay these cases pending the Massachusetts District Court’s ruling on the defendants’ Motion to Dismiss Suffolk County’s Amended Complaint.

      Robert J. Swanston v. TAP Pharmaceutical Products, Inc., et al. (removed from Arizona Superior Court, Maricopa County to the U.S. District Court for the District of Arizona and consolidated into the MDL Proceeding in the Massachusetts District Court). Amgen was served with plaintiff’s second amended class action complaint on January 8, 2003. Immunex was served with plaintiff’s second amended complaint on January 7, 2003, and was served with a proper summons on February 27, 2003. On October 9, 2003 the Massachusetts District Court conducted a hearing on Plaintiff’s Motion to Remand the case to Arizona Superior Court. On January 9, 2004, the Massachusetts District Court issued a decision allowing the Plaintiff’s Motion to Remand, and ordering the case remanded to Arizona Superior Court, Maricopa County.

      International Union of Operating Engineers, Local No. 68 Welfare Fund v. AstraZeneca PLC, et al. (removed from the Superior Court of New Jersey, Equity Division Monmouth County, to the U.S. District Court for the District of New Jersey and in the process of being consolidated into the MDL Proceeding in the Massachusetts District Court). Amgen was served with this complaint on July 14, 2003 and Immunex was served with this complaint on July 15, 2003. This complaint asserts varying claims related to deceptive trade practices and common law fraud. The complaint seeks an undetermined amount of damages, as well as other relief, including declaratory and injunctive relief.

Immunex Governmental Investigations

      According to press reports, many pharmaceutical companies are under investigation by the U.S. Department of Justice, the U.S. Department of Health and Human Services, and/or state agencies related to the pricing of their products. Immunex has received notices from the U.S. Department of Justice requesting it to produce documents in connection with a Civil False Claims Act investigation of the pricing of Immunex’s current and former products for sale and eventual reimbursement by Medicare or state Medicaid programs. Immunex also received similar requests to procure documents from the U.S. Department of Health and Human Services and state agencies. Several of Immunex’s current and former products are or were regularly sold at substantial discounts from list price. The Company does not know what action, if any, the federal government or any state agency may take as a result of their investigations.

State Attorney General Investigations

      Amgen and/or Immunex have been advised by the Attorneys General for the state of California, Florida, Kentucky, Nevada, and Illinois (also acting on behalf of 8 other Attorneys General) of pending investigations regarding drug pricing practices pertaining to the calculation of Average Manufacturer Price (“AMP”) and Best Price calculations under the Medicaid Drug Rebate Act. These states have requested that Amgen and Immunex preserve records relating to AMP and best price calculations. The Company does not know what actions, if any, may be taken as a result of these investigations.

Johnson & Johnson Arbitration/ Demand for Separate BLA

      On November 11, 2003, Ortho Biotech Products, L.P., Ortho Biotech Inc., and Ortho-McNeil Pharmaceutical (wholly owned subsidiaries of Johnson & Johnson, collectively, “Ortho”) filed a demand for arbitration against the Company before the American Arbitration Association in Chicago, Illinois. In its demand, Ortho seeks declaratory relief that, among other things, (1) Ortho has the right under the parties’ Product License Agreement to apply for its own FDA license to market its brand of recombinant erythropoietin, Procrit®, based on bulk product supplied by the Company, (2) the Company must cooperate with Ortho to achieve Ortho’s separate FDA licensure, (3) the Company must negotiate with Ortho to reach agreement to permit Ortho to receive bulk erythropoeitin from the Company, so that Ortho can market finished Procrit® under its own FDA license, (4) pending FDA approval of Ortho’s separate license, the Company must continue to supply Ortho with Ortho’s commercial requirements of finished erythropoeitin products, and (5) the Company must cooperate with Ortho on erythropoeitin development projects, including Ortho’s proposal for a 120,000 unit per ml formulation.

      Amgen contests Ortho’s claims and will respond accordingly.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of the Company’s security holders during the last quarter of its fiscal year ended December 31, 2003.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The Company’s common stock trades on The NASDAQ Stock Market under the symbol AMGN. As of February 13, 2004, there were approximately 16,000 holders of record of the Company’s common stock. No cash dividends have been paid on the common stock to date, and the Company currently intends to utilize any earnings for development of the Company’s business and for repurchases of its common stock.

      The following table sets forth, for the fiscal periods indicated, the range of high and low closing sales prices of the common stock as quoted on The NASDAQ Stock Market for the years 2003 and 2002:

	High	Low

2003
4th Quarter	$67.50	$56.76
3rd Quarter	72.37	63.61
2nd Quarter	67.54	56.90
1st Quarter	59.06	48.09
2002
4th Quarter	$51.75	$43.66
3rd Quarter	48.54	31.07
2nd Quarter	61.39	37.80
1st Quarter	62.48	54.33

Item 6.	SELECTED FINANCIAL DATA (IN MILLIONS, EXCEPT PER SHARE DATA)

	Years Ended December 31,

Consolidated Statement of Operations Data:	2003	2002	2001	2000	1999

Revenues:
Product sales(1)	$7,868.2	$4,991.2	$3,511.0	$3,202.2	$3,042.8
Other revenues	487.8	531.8	504.7	427.2	297.3
Total revenues	8,356.0	5,523.0	4,015.7	3,629.4	3,340.1
Operating expenses:
Cost of sales	1,340.7	735.7	443.0	408.4	402.1
Research and development	1,655.4	1,116.6	865.0	845.0	822.8
Selling, general and administrative	1,952.6	1,462.1	970.7	826.9	654.3
Write off of acquired in-process research and development(2)	—	2,991.8	—	30.1	—
Amortization of acquired intangible assets	335.8	155.2	—	—	—
Other items, net(3)	(24.0)	(141.3)	203.1	(48.9)	(49.0)
Net income (loss)	2,259.5	(1,391.9)	1,119.7	1,138.5	1,096.4
Diluted earnings (loss) per share	1.69	(1.21)	1.03	1.05	1.02
Cash dividends declared per share	—	—	—	—	—

	At December 31,

Consolidated Balance Sheet Data:	2003	2002	2001	2000	1999

Total assets(4)	$26,176.5	$24,456.3	$6,443.1	$5,399.6	$4,077.6
Long-term debt(5)	3,079.5	3,047.7	223.0	223.0	223.0
Stockholders’ equity(4)	19,389.1	18,286.0	5,217.2	4,314.5	3,023.5

(1)	The Company began recording ENBREL® sales subsequent to its acquisition of Immunex on July 15, 2002.

(2)	As part of the accounting for the Immunex acquisition, the Company recorded a charge to write-off acquired IPR&D of $2,991.8 million in 2002. The IPR&D charge represents an estimate of the fair value of purchased in-process technology for projects that, as of the acquisition date, had not reached technological feasibility and had no alternative future use. See Note 3, “Immunex acquisition” to the Consolidated Financial Statements for further discussion of the IPR&D write-off.

(3)	See Note 4, “Other items, net” to the Consolidated Financial Statements for further discussion of other items, net for 2003, 2002, and 2001. Other items, net in 2000 includes a benefit of $73.9 million related to a legal proceeding with Johnson & Johnson partially offset by a charitable contribution of $25 million to the Amgen Foundation. Other items, net in 1999 relates to various legal proceedings.

(4)	On July 15, 2002, Amgen acquired all of the outstanding common stock of Immunex for approximately $17.8 billion. See Note 3, “Immunex acquisition” to the Consolidated Financial Statements for further discussion of the acquisition and the related accounting.

(5)	In March 2002, Amgen issued 30-year zero-coupon, senior convertible notes with a face amount at maturity of $3.95 billion. See Note 8, “Financing arrangements” to the Consolidated Financial Statements for further discussion of the terms of the Convertible Notes.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Acquisition of Immunex Corporation

      On July 15, 2002, the Company acquired all of the outstanding common stock of Immunex Corporation (“Immunex”) for stock and cash valued at $17.8 billion in a transaction accounted for as a business combination (see Note 3, “Immunex acquisition” to the Consolidated Financial Statements). Immunex was a leading biotechnology company dedicated to developing immune system science to protect human health. The acquisition has enhanced Amgen’s strategic position within the biotechnology industry by strengthening and diversifying its (1) product base and product pipeline in key therapeutic areas, and (2) discovery research capabilities in proteins and antibodies. The acquisition was structured to qualify as a tax-free reorganization within the meaning of Section 368(a) of the Internal Revenue Code.

      Unless otherwise indicated, the discussions in this report of the results of operations of the Company reflect the inclusion of the results of operations of Immunex commencing July 16, 2002. The results of operations of the Company prior to July 16, 2002 include only the historical results of Amgen.

Liquidity and Capital Resources

      The Company believes that existing funds, cash generated from operations, and existing sources of and access to financing are adequate to satisfy its working capital, capital expenditure and debt service requirements for the foreseeable future, as well as to support its stock repurchase program. However, in order to provide for greater financial flexibility and liquidity, the Company may raise additional capital from time to time.

Cash, cash equivalents, and marketable securities

      The Company had cash, cash equivalents, and marketable securities of $5,122.9 million and $4,663.9 million at December 31, 2003 and 2002, respectively. Of the total cash, cash equivalents, and marketable securities at December 31, 2003, approximately $1.6 billion represents cash generated from operations in foreign tax jurisdictions and is intended for use outside the United States (see “Results of Operations — Income taxes”). If these funds are repatriated for use in the Company’s U.S. operations, additional taxes on certain of these amounts would be required to be paid. The Company does not currently anticipate a need to repatriate these funds to the United States.

      The primary objectives for the Company’s marketable securities portfolio, which is primarily comprised of fixed income investments, are liquidity and safety of principal. Investments are made with the objective of achieving the highest rate of return to the Company, consistent with these two objectives. The Company’s investment policy limits investments to certain types of instruments issued by institutions primarily with investment grade credit ratings and places restrictions on maturities and concentration by type and issuer.

Cash flows

      Cash provided by operating activities has been and is expected to continue to be the Company’s primary recurring source of funds. In 2003, operations provided $3,566.6 million of cash compared with $2,248.8 million in 2002. The increase in cash provided by operating activities in 2003 resulted primarily from higher earnings (See Consolidated Statements of Cash Flows).

      Capital expenditures totaled $1,356.8 million in 2003 compared with $658.5 million in 2002. The increase in capital expenditures in 2003 resulted primarily from capital expenditures related to the Rhode Island manufacturing plant, the Puerto Rico manufacturing expansion, and the Seattle research center.

      The Company receives cash from the exercise of employee stock options and proceeds from the sale of stock by Amgen pursuant to the employee stock purchase plan. Employee stock option exercises and proceeds from the sale of stock by Amgen pursuant to the employee stock purchase plans provided $529.0 million and $427.8 million of cash in 2003 and 2002, respectively. Proceeds from the exercise of employee stock options will vary from period to period based upon, among other factors, fluctuations in the market value of the Company’s stock relative to the exercise price of such options.

      The Company has a stock repurchase program primarily to reduce the dilutive effect of its employee stock option and stock purchase plans. Additionally, stock repurchases beyond this level reflect the Company’s confidence in the long-term value of Amgen common stock. In 2003, the Company repurchased 29.7 million shares of its common stock at a total cost of $1,801.0 million. In 2002, the Company repurchased 28.0 million shares of its common stock at a total cost of $1,420.4 million. Stock repurchased in 2002 included 11.3 million shares of common stock repurchased simultaneously with the issuance of the 30-year, zero-coupon senior convertible notes (the “Convertible Notes”, discussed below) at a total cost of $650 million. In December 2003, the Board of Directors authorized the Company to repurchase up to an additional $5.0 billion of common stock allowing for a multi-year stock repurchase program. As of December 31, 2003, approximately $5 billion was available for stock repurchases. The amount the Company spends and the number of shares repurchased varies based on a variety of factors, including employee stock option grants, the stock price and blackout periods in which the Company is restricted from repurchasing shares.

Financing

      As of December 31, 2003, the Company had $2.88 billion of Convertible Notes outstanding, which have an aggregate face amount of $3.95 billion at maturity with a yield to maturity of 1.125%. The original issue discount of $1.13 billion is being accreted to the balance of the Convertible Notes and recognized as interest expense over the life of the Convertible Notes using the effective interest method. The holders of the Convertible Notes may require the Company to purchase all or a portion of their notes on March 1, 2005, March 1, 2007, March 1, 2012, and March 1, 2017 at a price equal to the original issuance price plus the accrued original issue discount to the purchase dates. In such event, the Company may choose to pay the purchase price in cash and/or shares of common stock, which would be issued at the then current market price (see Note 8, “Financing arrangements — Convertible notes” to the Consolidated Financial Statements). The Company’s Convertible Notes are rated A2 by Moody’s and A+ by Standard & Poor’s.

      In October 2003, the Company established a $1.0 billion shelf registration (the “$1 Billion Shelf”) which allows the Company to issue debt securities, common stock, and associated preferred share purchase rights, preferred stock, warrants to purchase debt securities, common stock or preferred stock, securities purchase contracts, securities purchase units and depositary shares of the Company. The $1 Billion Shelf was established to provide for further financial flexibility and the securities available for issuance may be offered from time to time with terms to be determined at the time of issuance. As of December 31, 2003, no securities had been issued under the $1 Billion Shelf.

      As of December 31, 2003, the Company had $200 million of unsecured long-term debt securities outstanding. These unsecured long-term debt securities consisted of: 1) $100 million of debt securities that bear interest at a fixed rate of 6.5% and mature in 2007 (the “Notes”) under a $500 million debt shelf registration (the “$500 Million Shelf”), and 2) $100 million of debt securities that bear interest at a fixed rate of 8.1% and mature in 2097 (the “Century Notes”). The Company’s outstanding unsecured long-term debt is rated A2 by Moody’s and A+ by Standard & Poor’s. Under the $500 Million Shelf, all of the remaining $400 million of debt securities available for issuance may be offered from time to time under the Company’s medium-term note program with terms to be determined at the time of issuance.

      The Company has a commercial paper program which provides for unsecured short-term borrowings up to an aggregate face amount of $200 million. During the year ended December 31, 2003, the Company repaid all of the outstanding balances under the commercial paper program, totaling $100 million.

Off-Balance Sheet Arrangements

      The Company does not have any off-balance sheet arrangements that are currently material or reasonably likely to be material to its financial position or results of operations.

Contractual Obligations

      Contractual obligations represent future cash commitments and liabilities under agreements with third parties, and exclude contingent liabilities for which the Company cannot reasonably predict future payment. The following chart represents the Company’s contractual obligations as of December 31, 2003, aggregated by type (in millions):

	Payments Due by Period

		Less Than	1-3	3-5	More Than
Contractual Obligations	Total	1 Year	Years	Years	5 Years

Long-term debt obligations(1)	$3,903.9	$14.6	$2,949.4 (2)	$122.2	$817.7
Operating lease obligations	181.8	50.9	65.1	35.1	30.7
Purchase obligations(3)	3,227.0	1,694.6	800.5	260.8	471.1

Total contractual obligations	$7,312.7	$1,760.1	$3,815.0	$418.1	$1,319.5

(1)	The long-term obligation amounts in the above table differ from the related carrying amounts on the Consolidated Balance Sheet as of December 31, 2003 due to the accretion of the original issue discount on the Convertible Notes and the inclusion of future interest payments. Future interest payments are included on the Notes and the Century Notes at fixed rates of 6.5% and 8.1%, respectively, through maturity in 2007 and 2097, respectively.

(2)	Holders of the Convertible Notes may require the Company to purchase all or a portion of the notes on specific dates as early as March 1, 2005 at the original issuance price plus accrued original issue discount (“accreted value”) through the purchase date. The amount above represents the accreted value on March 1, 2005. The accreted value based on the 30-year contractual maturity is $3.95 billion. In the event the Company is required to repurchase the notes, it may choose to pay the purchase price in cash and/or shares of common stock which would be issued at the then current market price.

(3)	Purchase obligations primarily relate to (1) the Company’s long-term supply agreement with Boehringer Ingelheim Pharma KG (“BI Pharma”) for the manufacture of commercial quantities of ENBREL®, which are based on firm commitments for the purchase of production capacity for ENBREL® and reflect certain estimates such as production run success rates and bulk drug yields achieved; (2) research and development commitments (including those related to clinical trials) for new and existing products; (3) capital expenditures which primarily relate to the new Rhode Island manufacturing plant and the Puerto Rico manufacturing expansion; and (4) open purchase orders for the acquisition of goods and services in the ordinary course of business. The Company’s obligation to pay certain of these amounts may be reduced based on certain future events.

Results of Operations

Product sales

      For the years ended December 31, 2003, 2002 and 2001, sales by product and geographic region were as follows (in millions):

	Years Ended December 31,

	2003	2002	2001

EPOGEN® — U.S.	$2,434.7	$2,260.6	$2,108.5
Aranesp® — U.S.	979.9	284.7	27.0
Aranesp® — International	563.9	130.9	14.5
Neulasta® — U.S.	1,175.7	463.5	—
Neulasta® — International	79.3	—	—
NEUPOGEN® — U.S.	880.5	1,041.7	1,050.6
NEUPOGEN® — International	386.2	337.9	295.8
ENBREL® — U.S.	1,253.7	346.2	—
ENBREL® — International	46.3	15.9	—
Other product sales — U.S.	39.4	100.0	13.3
Other product sales — International	28.6	9.8	1.3

Total product sales	$7,868.2	$4,991.2	$3,511.0

Total U.S.	$6,763.9	$4,496.7	$3,199.4
Total International	1,104.3	494.5	311.6

Total product sales	$7,868.2	$4,991.2	$3,511.0

      See “Products” in Item 1. Business for a discussion of these products and their approved indications. Product sales are influenced by a number of factors, including demand, third-party reimbursement availability and policies, wholesaler inventory management practices, foreign exchange effects, new product launches and indications, competitive products, product supply, and acquisitions.

      In 2003, worldwide product sales were $7,868.2 million, an increase of $2,877.0 million or 58% over the prior year. Sales growth for 2003 was principally driven by demand for Aranesp®, ENBREL®, and Neulasta®. Year over year comparisons were aided by the mid-year 2002 oncology launch of Aranesp® (darbepoetin alfa), the mid-year 2002 acquisition of ENBREL® (etanercept), and the second quarter 2002 U.S. launch of Neulasta® (pegfilgrastim). U.S. product sales for 2003 were $6,763.9 million, an increase of $2,267.2 million, or 50% over the prior year. International product sales for 2003 were $1,104.3 million, an increase of $609.8 million, or 123%, over the prior year. Excluding the beneficial impact of foreign currency exchange rates of $166.2 million, international product sales increased 90% for the year ended December 31, 2003.

EPOGEN®/Aranesp®

      Combined EPOGEN® and worldwide Aranesp® sales were $3,978.5 million for 2003. Combined EPOGEN® and worldwide Aranesp® sales increased $1,302.3 million, or 49%, over the prior year. These increases in combined sales were primarily driven by strong worldwide Aranesp® demand, reflecting the mid-year 2002 approval of Aranesp® for the treatment of chemotherapy-induced anemia in the United States and Europe.

      EPOGEN® sales for 2003 were $2,434.7 million, an increase of $174.1 million, or 8% over the prior year. The growth in reported EPOGEN® sales for 2003 was primarily due to demand and to a lesser extent, spillover (See “Summary of Critical Accounting Policies — EPOGEN® revenue recognition” and Note 1, “Summary of significant accounting policies — Product sales” to the Consolidated Financial Statements). Demand was driven by growth in the dialysis patient population and improved patient outcomes.

      Worldwide Aranesp® sales for 2003 were $1,543.8 million. Aranesp® sales in the United States for 2003 were $979.9 million, an increase of $695.2 million, or 244%, over the prior year. This increase was principally driven by demand, reflecting the mid-year 2002 launch of Aranesp® for the treatment of chemotherapy-induced anemia in the United States. International Aranesp® sales were $563.9 million for 2003, an increase of $433.0 million, or 331%, over the prior year. This increase was principally driven by demand, reflecting the mid-year 2002 launch of Aranesp® for the treatment of chemotherapy-induced anemia in Europe, and to a lesser extent, favorable changes in foreign currency exchange rates. International Aranesp® sales growth for 2003 benefited by $87.0 million from favorable changes in foreign currency exchange rates.

      Combined EPOGEN® and worldwide Aranesp® sales for 2002 were $2,676.2 million, an increase of $526.2 million or 24% over combined 2001 sales. The increase in combined sales was primarily driven by strong worldwide Aranesp® demand.

      EPOGEN® sales for 2002 were $2,260.6 million, an increase of $152.1 million or 7% over 2001 EPOGEN® sales. EPOGEN sales growth for 2002 was principally driven by demand, which includes the effect of higher prices and growth in the dialysis patient population.

      Worldwide Aranesp® sales for 2002 were $415.6 million, including U.S. sales of $284.7 million. Worldwide Aranesp® sales for 2002 were driven primarily by demand, and reflect the benefit of receiving the oncology indication in the United States midyear 2002.

Neulasta®/NEUPOGEN®

      Combined worldwide Neulasta® and NEUPOGEN® sales for 2003 were $2,521.7 million, an increase of $678.6 million, or 37%, over the prior year. The increase in combined sales for Neulasta® and NEUPOGEN® for 2003 was primarily driven by U.S. demand for Neulasta® reflecting the April 2002 launch of Neulasta®.

      Worldwide Neulasta® sales for 2003 were $1,255.0 million, an increase of $791.5 million, or 171%, over the prior year. The increase was primarily driven by U.S. demand, which reflects the conversion of NEUPOGEN® patients to Neulasta® resulting from the April 2002 Neulasta® launch and, to a lesser extent, international demand, which reflects the January 2003 launch of Neulasta® in Europe.

      Worldwide NEUPOGEN® sales for 2003 were $1,266.7 million. Worldwide NEUPOGEN® sales decreased $112.9 million, or 8%, from the prior year. NEUPOGEN® sales in the United States for 2003 were $880.5 million, a decrease of $161.2 million, or 15%, from the prior year. This decrease was principally due to the conversion of patients from NEUPOGEN® to Neulasta®, which the Company believes has slowed. For 2003, international NEUPOGEN® sales were $386.2 million, an increase of $48.3 million, or 14%, over the prior year. This increase was entirely due to favorable changes in foreign currency exchange rates.

      Combined Neulasta® and worldwide NEUPOGEN® sales in 2002 were $1,843.1 million, an increase of $496.7 million or 37%, over NEUPOGEN® only sales in the prior year. The increase in combined sales for Neulasta® and NEUPOGEN® for 2002 was primarily driven by the U.S. launch of Neulasta® in April 2002 and patient population growth. Combined sales also benefited, to a lesser extent, from higher wholesaler inventory levels and higher NEUPOGEN® prices in the United States.

      Neulasta® sales in 2002 were $463.5 million which reflect the conversion of NEUPOGEN® patients to Neulasta® resulting from the April 2002 launch.

      Worldwide NEUPOGEN® sales in 2002 were $1,379.6 million, an increase of $33.2 million or 2% over the prior year NEUPOGEN® sales. In 2002, U.S. NEUPOGEN® sales were $1,041.7 million, a decrease of $8.9 million or 1% from 2001 sales. This decrease was primarily due to lower U.S. NEUPOGEN® demand, partially offset by higher wholesaler inventory levels. U.S. NEUPOGEN® demand declined at a mid-single digit rate from 2001 and was primarily impacted by the conversion of NEUPOGEN® patients to Neulasta®, partially offset by higher NEUPOGEN® prices in the United States.

ENBREL®

      ENBREL® sales for 2003 were $1,300.0 million, an increase of 259% over 2002 sales. The Company began recording ENBREL® sales on July 16, 2002, subsequent to the close of the Immunex acquisition. ENBREL® sales were primarily driven by the addition of new patients in both rheumatology and dermatology. For the period from July 16, 2002 through December 31, 2002, ENBREL® sales were $362.1 million and were adversely impacted by supply constraints.

Royalty income

      Royalty income principally relates to amounts received from sales of Epoetin alfa by Johnson & Johnson in the United States for use in non-dialysis settings. Additionally, in December 2002 the Company licensed the commercialization rights for Novantrone® in the United States to Serono S.A. for royalties based on future product sales. Royalty income was $383.1 million for 2003, an increase of $51.6 million, or 16%, over the prior year. This increase was principally due to royalties earned from Serono S.A. relating to its sales of Novantrone®, partially offset by lower royalties earned from Johnson & Johnson relating to its sales of Epoetin alfa in the United States.

      Royalty income was $331.5 million in 2002, an increase of $78.8 million or 31% over the prior year. This increase was principally due to higher royalties earned from Johnson & Johnson relating to its sales of Epoetin alfa.

Corporate partner revenues

      Corporate partner revenues were $104.7 million in 2003, a decrease of $95.6 million, or 48%, from the prior year. This decrease was primarily due to lower revenues earned from Kirin-Amgen, Inc. (“KA”) related to late-stage development programs conducted on behalf of KA (see Note 2 “Related party transactions” in the Consolidated Financial Statements).

      Corporate partner revenues were $200.3 million in 2002, a decrease of $51.7 million, or 21%, from the prior year. Corporate partner revenues include $174.6 million related to amounts earned from KA in 2002. The overall decrease in corporate partner revenues was primarily due to lower revenues earned from KA, and to a lesser extent, lower revenues earned under other collaboration agreements.

Cost of sales

      Cost of sales for 2003 were $1,340.7 million, an increase of $605.0 million, or 82%, over the prior year, primarily due to higher sales. Cost of sales as a percentage of product sales was 17.0% and 14.7% for 2003 and 2002, respectively. This increase primarily reflects an increase of ENBREL® sales as a percentage of total product sales. ENBREL® has significantly higher manufacturing costs and royalty expense compared to the Company’s other products. Additionally, the manufacturing costs of the Rhode Island production facility, which began producing in December 2002, are greater than those of the Company’s contract manufacturer, Boehringer Ingelheim Pharma KG (“BI Pharma”).

      Cost of sales as a percentage of product sales was 14.7% and 12.6% for 2002 and 2001, respectively. The increase in 2002 was principally due to the impact of higher manufacturing costs and royalty expense related to ENBREL® compared to the Company’s other products. In addition, during 2002 the Company recorded the inventory acquired from Immunex at its estimated fair market value (see Note 3, “Immunex acquisition” to the Consolidated Financial Statements). The increase in fair market value was recognized as cost of sales as the acquired inventory was sold. Cost of sales for 2002 reflects a charge of $38.7 million related to the fair value adjustment to inventory, and $7.5 million of compensation costs payable under the Immunex Corporate Retention Plan.

Research and development

      In 2003, research and development (“R&D”) expenses were $1,655.4 million an increase of $538.8 million, or 48%, over the prior year. This increase was primarily due to: 1) higher outside R&D costs, principally licensing and milestone fees which include the Biovitrum AB up-front fee of $86.5 million, 2) higher staff-related costs, and 3) higher clinical manufacturing costs. In 2003, outside R&D costs, staff-related costs and clinical manufacturing costs increased approximately $252 million, $163 million, and $92 million, respectively.

      In 2002, R&D expenses increased $251.6 million or 29% over the prior year. This increase was primarily due to higher staff-related costs and higher outside R&D costs, and to a lesser extent, higher clinical manufacturing costs as a result of the Immunex acquisition. In 2002, staff-related costs and outside R&D costs increased approximately $120 million and $90 million, respectively, and clinical manufacturing costs increased approximately $38 million. Staff-related costs in 2002 include approximately $18.1 million of compensation costs payable under the Immunex Corporate Retention Plan.

Selling, general and administrative

      In 2003, selling, general and administrative (“SG&A”) expenses were $1,952.6 million, an increase of $490.5 million, or 34%, over the prior year. This increase was primarily due to higher outside marketing expenses, which includes higher Wyeth profit share (see Note 11, “Agreements with Wyeth” in the Consolidated Financial Statements) as a result of ENBREL® sales growth, and higher staff-related costs to support new products in competitive markets and sales growth. In 2003, outside marketing expenses, which includes the Wyeth profit share, increased approximately $276 million and staff-related costs increased approximately $207 million.

      In 2002, SG&A expenses increased $491.4 million or 51% over the prior year. This increase was primarily due to higher staff-related costs and outside marketing expenses as the Company increased its support for newly launched products and ENBREL®, and to a lesser extent, higher outside services. In 2002, staff-related costs increased approximately $225 million, outside marketing expenses increased approximately $217 million, and other outside services increased approximately $34 million. Staff-related costs increased in 2002 principally to support new product launches, from incremental expenses due to the addition of Immunex staff, and approximately $14.8 million of compensation costs principally payable under the Immunex Corporate Retention Plan. Outside marketing expenses in 2002 increased principally due to the launch of new products, marketing costs related to ENBREL®, and the impact of the profit share with Wyeth under the co-promotion agreement.

Acquired in-process research and development

      In the third quarter of 2002, the Company incurred a one-time expense of $3.0 billion associated with writing off the acquired in-process research and development (“IPR&D”) related to the Immunex acquisition. The amount expensed as IPR&D represents an estimate of the fair value of purchased in-process technology for projects that, as of the acquisition date, had not reached technological feasibility and had no alternative future use (See Note 3 “Immunex acquisition” in the Consolidated Financial Statements).

Amortization of intangible assets

      In 2003 and 2002, amortization expense related to the intangible assets acquired in connection with the Immunex acquisition was $335.8 million and $155.2 million, respectively. Amortization of intangible assets is provided over their estimated useful lives ranging from 7 to 15 years on a straight-line basis (weighted average amortization period of 14.7 years at December 31, 2003).

Loss (earnings) of affiliates, net

      In 2003, Loss (earnings) of affiliates, net was a loss of $4.3 million, a decrease of $16.9 million from the prior year’s earnings of $12.6 million. The loss in 2003 was primarily due to a loss from KA in connection with KA’s obligation to indemnify the Company, pursuant to the terms of a license agreement, for the payment made to Genentech, Inc. to settle a patent litigation relating to the Company’s processes for producing NEUPOGEN® and Neulasta®. In 2003, the Company recorded $47.1 million as its share of the litigation loss incurred by KA, net of tax, in “Loss (earnings) of affiliates, net” in the Consolidated Statements of Operations.

Other items, net

      In 2003, other items, net consisted of a benefit for the recovery of costs and expenses associated with a legal award related to an arbitration proceeding with Johnson & Johnson of $74.0 million, partially offset by a charitable contribution to the Amgen Foundation of $50.0 million.

      In 2002, other items, net consisted of a one-time benefit of $40.1 million related to the recovery of certain expenses accrued in the fourth quarter of 2001 related to terminating collaboration agreements with various third parties and a legal award associated with the product license arbitration with Johnson & Johnson of $151.2 million, partially offset by a charitable contribution to the Amgen Foundation of $50.0 million.

      In 2001, other items, net primarily consisted of costs associated with the termination of collaboration agreements with various third parties, including PRAECIS PHARMACEUTICALS INCORPORATED and certain academic institutions totaling $203.1 million.

      See Note 4, “Other items, net”, to the Consolidated Financial Statements for further discussion.

Interest and other income, net

      In 2003, interest and other income, net decreased $30.8 million or 21% from the prior year. This decrease was principally due to lower interest income generated from the Company’s investment portfolio as a result of lower average interest rates and higher losses on foreign currency transactions. The decrease was partially offset by higher realized gains related to equity and fixed income securities.

      In 2002, interest and other income, net decreased $24.5 million or 15% from the prior year. This decrease was principally due to higher realized losses related to equity securities and higher losses on foreign currency transactions. The decrease was partially offset by higher interest income generated from the Company’s investment portfolio as a result of higher average cash balances. Higher average cash balances during 2002 offset the impact of lower average interest rates.

Income taxes

      The Company’s effective tax rate was 28.8%, (103.3%) and 33.6% for 2003, 2002 and 2001 respectively. The Company’s negative effective tax rate for 2002 was primarily due to the pre-tax loss resulting from the write-off of non-deductible IPR&D costs in connection with the acquisition of Immunex. Excluding the effect of the IPR&D write-off, the 2002 effective tax rate would have been 30.7%.

      During 2002, the Company restructured its Puerto Rico manufacturing operations using a controlled foreign corporation. As permitted in APB 23, “Accounting for Income Taxes — Special Areas”, the Company does not provide U.S. income taxes on the controlled foreign corporation’s undistributed earnings that are intended to be permanently reinvested outside the United States. In addition, the Puerto Rico manufacturing operations were entitled to a possession tax credit for a portion of 2002.

      The Company’s effective tax rates for 2003 and 2002 reflected the permanent reinvestment of foreign earnings outside the United States. The 2003 effective tax rate of 28.8% was lower than the 2002 effective tax rate (excluding the effect of non-deductible IPR&D costs) of 30.7% primarily due to an increase in the amount of permanently reinvested foreign earnings partially offset by the loss of the possession tax credit.

      The Company’s 2002 effective tax rate (excluding the effect of non-deductible IPR&D costs) of 30.7% was lower than the 2001 effective rate of 33.6% primarily due to the Puerto Rico restructuring described above.

      See Note 5, “Income taxes”, to the Consolidated Financial Statements for further discussion.

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

Deferred income taxes

      The Company’s effective tax rate reflects the impact of undistributed foreign earnings for which no U.S. taxes have been provided because such earnings are intended to be permanently reinvested internationally based on the Company’s projected cash flow, working capital, and long-term investment requirements of its U.S. and foreign operations. If future events, including material changes in estimates of cash, working capital, and long-term investment requirements necessitate that certain assets associated with these earnings be repatriated to the United States, an additional tax provision and related liability would be required which could materially impact the Company’s effective future tax rate.

Financial Outlook

Results of operations

      In the near-term, the Company expects growth of its businesses to be driven primarily by Aranesp®, Neulasta®, and ENBREL® (see “Forward looking statements and factors that may affect Amgen”). On December 8, 2003, President Bush signed into law the Medicare Prescription Drug Improvement and Modernization Act of 2003. As of the date of this filing, the Company has not determined the full impact of this new law on its business. However, the Company believes that legislation that reduces reimbursement for its products could adversely impact how much or under what circumstances healthcare providers will prescribe or administer its products and could negatively impact its business. (See “Forward looking statements and factors that may affect Amgen — Our sales depend on payment and reimbursement from third-party payors, and a reduction in the payment rate or reimbursement could result in decreased use or sales of our products.”)

      See “Products” in Item 1. Business for a discussion of our key products and their approved indications and “Selected Product Candidates” in Item 1. Business for a discussion of additional indications under development and subject to regulatory approval. Product sales are influenced by a number of factors, including demand, third-party reimbursement availability and policies, wholesaler inventory management practices, foreign exchange effects, new product launches and indications, competitive products, product supply, and acquisitions (See “Forward looking statements and factors that may affect Amgen”).

EPOGEN®

      The Company believes EPOGEN® sales growth will primarily depend on patient population growth. Patients receiving treatment for end stage renal disease are covered primarily under medical programs provided by the federal government. The Company believes future EPOGEN® sales growth may also be affected by future changes in reimbursement rates or a change in the basis for reimbursement by the federal government. EPOGEN® may compete with Aranesp® in the United States as health care providers may use Aranesp® to treat anemia associated with chronic renal failure instead of EPOGEN®.

Aranesp®

      The Company believes future worldwide Aranesp® sales growth will be dependent, in part, on such factors as: reimbursement by third party payors (including governments and private insurance plans); the effects and pricing of competitive products or therapies; penetration of existing and new market opportunities; and changes in foreign currency exchange rates. In addition, future worldwide sales growth may be affected by cost containment pressures from governments and private insurers on health care providers.

Neulasta®/ NEUPOGEN®

      The Company believes future worldwide Neulasta® and NEUPOGEN® sales growth will be dependent, in part, on such factors as: reimbursement by third-party payors (including governments and private insurance plans); penetration of existing markets; patient population growth; the conversion of NEUPOGEN® patients to Neulasta®; price increases; the effects of competitive products or therapies; the development of new treatments for cancer; and changes in foreign currency exchange rates. In addition, future worldwide sales growth may be affected by cost containment pressures from governments and private insurers on health care providers. Further, chemotherapy treatments that are less myelosuppressive may require less Neulasta®/ NEUPOGEN®. NEUPOGEN® competes with Neulasta® in the United States and Europe. The Company believes that U.S. NEUPOGEN® sales have and will continue to be adversely impacted by the launch of Neulasta®. However, the Company believes that the conversion rate has naturally slowed in the U.S. due to the rapid adoption of Neulasta®. The Company believes that opportunity for conversion exists in Europe, but to a lesser extent than experienced in the United States. The Company cannot accurately predict the rate or timing of future conversion of NEUPOGEN® patients to Neulasta® worldwide.

ENBREL®

      The Company believes that future sales growth of ENBREL® will be dependent, in part, on such factors as: limits on the current supply of and sources of ENBREL®; the effects of competing products or therapies; penetration of existing and new market opportunities, including potential new indications; and the availability and extent of reimbursement by third-party payors.

Capital expenditures

      The Company currently estimates spending on capital projects and equipment to be approximately $1.3 billion to $1.5 billion in 2004, primarily related to the new Rhode Island manufacturing plant and the Puerto Rico manufacturing expansion.

Trends expected to impact future operations

      Future operating results of the Company may be impacted by a number of factors. The following trends in our business are reasonably expected to impact our future liquidity and results of operations:

•	SG&A expenses in the fourth quarter are expected to increase over the previous three quarters in a trend similar to that seen in previous years.

•	reported sales in the first quarter for each of EPOGEN® and combined NEUPOGEN®/ Neulasta® have tended to be comparable or slightly less than respective reported sales in the fourth quarter of the previous year.

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

      In both domestic and foreign markets, sales of our products are dependent, in part, on the availability of reimbursement from third-party payors such as state and federal governments, under programs such as Medicare and Medicaid in the United States, and private insurance plans. Medicare does not cover prescriptions for ENBREL®. In certain foreign markets, the pricing and profitability of our products generally are subject to government controls. In the United States, there have been, there are, and we expect there will continue to be, a number of state and federal proposals that could limit the amount that state or federal governments will pay to reimburse the cost of pharmaceutical and biologic products. On December 8, 2003, President Bush signed into law the Medicare Prescription Drug Improvement and Modernization Act of 2003. As of the date of this filing, we have not determined the full impact of this new law on our business. However, we believe that legislation that reduces reimbursement for our products could adversely impact how much or under what circumstances healthcare providers will prescribe or administer our products, and could negatively impact our business. In addition, we believe the increasing emphasis on managed care in the United States has and will continue to put pressure on the price and usage of our products, which may adversely impact product sales. Further, when a new therapeutic product is approved, the availability of governmental and/or private reimbursement for that product is uncertain, as is the amount for which that product will be reimbursed. We cannot predict the availability or amount of reimbursement for our approved products or product candidates, including those at a late stage of development, and current reimbursement policies for marketed products may change at any time.

      If reimbursement for our marketed products changes adversely or if we fail to obtain adequate reimbursement for our other current or future products, health care providers may limit how much or under what circumstances they will prescribe or administer them, which could reduce the use of our products or cause us to reduce the price of our products. This could result in lower product sales or revenues, which could have a material adverse effect on us and our results of operations. For example, in the United States the use of EPOGEN® in connection with treatment for end-stage renal disease is funded primarily by the U.S. federal government. In early 1997, CMS, formerly known as HCFA, instituted a reimbursement change for EPOGEN® which materially and adversely affected our EPOGEN® sales until the policies were revised.

Our current products and products in development cannot be sold if we do not obtain and maintain regulatory approval.

      We conduct research, preclinical testing, and clinical trials and we manufacture and contract manufacture our product candidates. We also manufacture and contract manufacture, price, sell, distribute, and market or co-market our products for their approved indications. These activities are subject to extensive regulation by numerous state and federal governmental authorities in the United States, such as the FDA and CMS, as well as in foreign countries, including Europe. Currently, we are required in the United States and in foreign countries to obtain approval from those countries’ regulatory authorities before we can manufacture (or have our third-party manufacturers produce product), market and sell our products in those countries. In our experience, obtaining regulatory approval is costly and takes many years, and after it is obtained, it remains costly to maintain. The FDA and other U.S. and foreign regulatory agencies have substantial discretion to terminate clinical trials, require additional testing, delay or withhold registration and marketing approval, require changes in labeling of our products, and mandate product withdrawals. Substantially all of our marketed products are currently approved in the United States and most are approved in Europe and in other foreign countries for specific uses. We currently manufacture and market all our approved products, and we plan to manufacture and market many of our potential products. Even though we have obtained regulatory approval for our marketed products, these products and our manufacturing processes are subject to continued review by the FDA and other regulatory authorities. In addition, ENBREL® is manufactured both by us at our Rhode Island manufacturing facility and by a third-party contract manufacturer, BI Pharma, and fill and finish of bulk product produced at our Rhode Island manufacturing facility is done by third-party service providers. BI Pharma and these third-party service providers are subject to FDA regulatory authority. See “— Limits on supply for ENBREL® may constrain ENBREL® sales.” In addition, later discovery of unknown problems with our products or manufacturing processes or those of our contract manufacturers or third-party service providers could result in restrictions on such products or manufacturing processes, including potential withdrawal of the products from the market. If regulatory authorities determine that we or our contract manufacturers or third-party service providers have violated regulations or if they restrict, suspend, or revoke our prior approvals, they could prohibit us from manufacturing or selling our marketed products until we or our contract manufacturers or third-party service providers comply, or indefinitely. In addition, if regulatory authorities determine that we have not complied with regulations in the research and development of a product candidate, then they may not approve the product candidate and we will not be able to market and sell it. If we were unable to market and sell our products or product candidates, our business and results of operations would be materially and adversely affected.

If our intellectual property positions are challenged, invalidated, circumvented or expire, or if we fail to prevail in present and future intellectual property litigation, our business could be adversely affected.

      The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and often involve complex legal, scientific, and factual questions. To date, there has emerged no consistent policy regarding breadth of claims allowed in such companies’ patents. Third parties may challenge, invalidate, or circumvent our patents and patent applications relating to our products, product candidates, and technologies. In addition, our patent positions might not protect us against competitors with similar products or technologies because competing products or technologies may not infringe our patents. For certain of our product candidates, there are third parties who have patents or pending patents that they may claim prevent us from commercializing these product candidates in certain territories. Patent disputes are frequent, costly, and can preclude commercialization of products. We are currently, and in the future may be, involved in patent litigation. For example, we are involved in ongoing patent infringement lawsuits against Transkaryotic Therapies, Inc. (“TKT”) and Aventis with respect to our erythropoietin patents. If we lose or settle these or other litigations at certain stages or entirely, we could be: subject to competition and/or significant liabilities; required to enter into third-party licenses for the infringed product or technology; or required to cease using the technology or product in dispute. In addition, we cannot guarantee that such licenses will be available on terms acceptable to us, or at all.

      Our success depends in part on our ability to obtain and defend patent rights and other intellectual property rights that are important to the commercialization of our products and product candidates. We have filed applications for a number of patents and have been granted patents or obtained rights relating to erythropoietin, recombinant G-CSF, darbepoetin alfa, pegfilgrastim, etanercept, and our other products and potential products (see “Patents and Trademarks” in Item 1. Business). We market our erythropoietin, recombinant G-CSF, darbepoetin alfa, pegfilgrastim, and etanercept products as EPOGEN®, NEUPOGEN®, Aranesp®, Neulasta®, and ENBREL®, respectively.

      We also have been granted or obtained rights to patents in Europe relating to: erythropoietin; G-CSF; pegfilgrastim (pegylated G-CSF); etanercept; two relating to darbepoetin alfa; and hyperglycosylated erythropoietic proteins. Our European patents relating to erythropoietin and G-CSF expire on December 12, 2004 and August 22, 2006, respectively, and we believe that after the expiration of these patents, other companies could develop and market new competitive products to our products in Europe; presenting additional competition to our products. While we do not market erythropoietin in Europe as this right belongs to Johnson & Johnson (through KA), we do market Aranesp® in the EU which competes with Johnson & Johnson’s and others’ erythropoietin products. We believe that the EU is currently in the process of developing regulatory requirements that would affect the development and approval of new competitive products. Until such requirements are finalized, we cannot predict when new competitive products could appear on the market in the EU or to what extent such additional competition would impact future Aranesp® and NEUPOGEN®/ Neulasta® sales in the EU.

Limits on supply for ENBREL® may constrain ENBREL® sales.

      U.S. and Canadian supply of ENBREL® is impacted by many manufacturing variables, such as the timing and actual number of production runs, production success rate, bulk drug yield, and the timing and outcome of product quality testing. For example, in the second quarter of 2002, the prior co-marketer with respect to ENBREL®, experienced a brief period where no ENBREL® was available to fill patient prescriptions, primarily due to variation in the expected production yield from BI Pharma. If we are at any time unable to provide an uninterrupted supply of ENBREL® to patients, we may lose patients, physicians may elect to prescribe competing therapeutics instead of ENBREL®, and ENBREL® sales will be adversely affected, which could materially and adversely affect our results of operations. See “— We are dependent on third parties for a significant portion of our supply and the fill and finish of ENBREL®; and our sources of supply are limited.”

We are dependent on third parties for a significant portion of our supply and the fill and finish of ENBREL®; and our sources of supply are limited.

      We currently produce a substantial portion of annual ENBREL® supply at our Rhode Island manufacturing facility. However, we also depend on third parties for a significant portion of our ENBREL® supply as well as for the fill and finish of ENBREL® that we manufacture. BI Pharma is currently our sole third-party manufacturer of ENBREL® bulk drug; accordingly, our U.S. and Canadian supply of ENBREL® is currently significantly dependent on BI Pharma’s production schedule for ENBREL®. We would be unable to produce ENBREL® in sufficient quantities to substantially offset shortages in BI Pharma’s scheduled production if BI Pharma or other third-party manufacturers used for the fill and finish of ENBREL® bulk drug were to cease or interrupt production or services or otherwise fail to supply materials, products, or services to us for any reason, including due to labor shortages or disputes, due to regulatory requirements or action, or due to contamination of product lots or product recalls. This in turn could materially reduce our ability to satisfy demand for ENBREL®, which could materially and adversely affect our operating results. Factors that will affect our actual supply of ENBREL® at any time include, without limitation, the following:

•	BI Pharma does not produce ENBREL® continuously; rather, it produces the drug through a series of periodic campaigns throughout the year. Our Rhode Island manufacturing facility is currently dedicated to Enbrel® production. The amount of commercial inventory available to us at any time depends on a variety of factors, including the timing and actual number of BI Pharma’s production runs, the actual number of runs at our Rhode Island manufacturing facility, and, for either Rhode

Island or BI Pharma facilities, the level of production yields and success rates, the timing and outcome of product quality testing, and the amount of vialing capacity.

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

      We are dependent on third parties for fill and finish of ENBREL® bulk drug manufactured at our Rhode Island facility. If third-party fill and finish manufacturers are unable to provide sufficient capacity or otherwise unable to provide services to us, then supply of ENBREL® could be adversely affected.

      Our current plan to increase U.S. and Canadian supply of ENBREL® includes construction of an additional large-scale cell culture commercial manufacturing facility adjacent to the current Rhode Island manufacturing facility. Additionally, we have entered into a manufacturing agreement with Genentech, Inc. (“Genentech”) to produce ENBREL® at Genentech’s manufacturing facility in South San Francisco, California. These manufacturing facilities are subject to FDA approval. Under the terms of the agreement, Genentech is expected to produce ENBREL® through 2005, with an extension through 2006 by mutual agreement. However, certain milestones under the manufacturing agreement, including obtaining FDA approval for the manufacturing process, have not been met in the pre-agreed time frame and there can be no assurance that Genentech will be able to obtain the requisite FDA approval. If and when approval is received, ENBREL® bulk drug produced at the Genentech facility is expected to be produced in campaigns similar to those conducted at BI Pharma. Consequently, supply from the Genentech facility is expected to also be dependent on the timing and number of production runs in addition to the other manufacturing risk discussed above. In addition, Wyeth is constructing a new manufacturing facility in Ireland, which is expected to increase the U.S. and Canadian supply of ENBREL®. If the additional ENBREL® manufacturing capacity at the Rhode Island site, or at Genentech, or in Ireland are not completed on time, or if these manufacturing facilities do not receive FDA approval before we encounter supply constraints, our ENBREL® sales would be restricted, which could have a material adverse effect on our results of operations. See “— Limits on supply for ENBREL® may constrain ENBREL® sales.”

Our marketed products face substantial competition and other companies may discover, develop, acquire or commercialize products before or more successfully than we do.

      We operate in a highly competitive environment. Our products compete with other products or treatments for diseases for which our products may be indicated. For example, ENBREL® competes in certain circumstances with rheumatoid arthritis products marketed by Abbott Laboratories/ Knoll, Centocor Inc./ Johnson & Johnson, Aventis, Pfizer, and Merck as well as the generic drug methotrexate, and may face competition from other potential therapies being developed. Further, if our currently marketed products are approved for new uses, or if we sell new products, we may face new, additional competition that we do not face today. For example, in the United States, Aranesp® competes with an Epoetin alfa product marketed by Johnson & Johnson in certain anemia markets and ENBREL®, if approved, may compete in certain circumstances with psoriasis products marketed by Biogen and Genentech, among others. Additionally, some of our competitors, including biotechnology and pharmaceutical companies, market products or are actively engaged in research and development in areas where we have products or where we are developing product candidates or new indications for existing products. In the future, we expect that our products will compete with new drugs currently in development, drugs approved for other indications that may be approved for the same indications as those of our products, and off-label use of drugs approved for other indications. Our European patents relating to erythropoietin and G-CSF expire on December 12, 2004 and August 22, 2006, respectively, and we believe that after the expiration of these patents, other companies could develop and market new competitive products to our products in Europe; presenting additional competition to our products. While we do not market erythropoietin in Europe as this right belongs to Johnson & Johnson (through KA), we do market Aranesp® in the EU which competes with Johnson & Johnson’s and others’

erythropoietin products. We believe that the EU is currently in the process of developing regulatory requirements that would affect the development and approval of new competitive products. Until such requirements are finalized, we cannot predict when new competitive products could appear on the market in the EU or to what extent such additional competition would impact future Aranesp® and NEUPOGEN®/ Neulasta® sales in the EU. Our products may compete against products that have lower prices, superior performance, are easier to administer, or that are otherwise competitive with our products. Our inability to compete effectively could adversely affect product sales.

      Large pharmaceutical corporations may have greater clinical, research, regulatory, manufacturing, marketing, financial and human resources than we do. In addition, some of our competitors may have technical or competitive advantages over us for the development of technologies and processes. These resources may make it difficult for us to compete with them to successfully discover, develop, and market new products and for our current products to compete with new products or new product indications that these competitors may bring to market. Business combinations among our competitors may also increase competition and the resources available to our competitors.

Certain of our raw materials, medical devices and components are single-sourced from third parties; third-party supply failures could adversely affect our ability to supply our products.

      Certain raw materials necessary for commercial manufacturing and formulation of our products are provided by single-source unaffiliated third-party suppliers. Also, certain medical devices and components necessary for fill, finish, and packaging of our products are provided by single-source unaffiliated third-party suppliers. Certain of these raw materials, medical devices, and components are the proprietary products of these unaffiliated third-party suppliers and, in some cases, such proprietary products are specifically cited in our drug application with the FDA so that they must be obtained from that specific sole source and could not be obtained from another supplier unless and until the FDA approved that other supplier. We would be unable to obtain these raw materials, medical devices, or components for an indeterminate period of time if these third-party single-source suppliers were to cease or interrupt production or otherwise fail to supply these materials or products to us for any reason, including due to regulatory requirements or action, due to adverse financial developments at or affecting the supplier, or due to labor shortages or disputes. This, in turn, could materially and adversely affect our ability to satisfy demand for our products, which could materially and adversely affect our operating results.

      Also, certain of the raw materials required in the commercial manufacturing and the formulation of our products are derived from biological sources, including mammalian tissues, bovine serum and human serum albumin, or HSA. We are investigating alternatives to certain biological sources. Raw materials may be subject to contamination and/or recall. A material shortage, contamination, and/or recall could adversely impact or disrupt our commercial manufacturing of our products or could result in a mandated withdrawal of our products from the market. This too, in turn, could adversely affect our ability to satisfy demand for our products, which could materially and adversely affect our operating results.

Our product development efforts may not result in commercial products.

      We intend to continue an aggressive research and development program. Successful product development in the biotechnology industry is highly uncertain, and very few research and development projects produce a commercial product. Product candidates that appear promising in the early phases of development, such as in early human clinical trials, may fail to reach the market for a number of reasons, such as:

•	the product candidate did not demonstrate acceptable clinical trial results even though it demonstrated positive preclinical trial results

•	the product candidate was not effective in treating a specified condition or illness

•	the product candidate had harmful side effects in humans

•	the necessary regulatory bodies, such as the FDA, did not approve our product candidate for an intended use

•	the product candidate was not economical for us to manufacture and commercialize

•	other companies or people have or may have proprietary rights to our product candidate, such as patent rights, and will not let us sell it on reasonable terms, or at all

•	the product candidate is not cost effective in light of existing therapeutics

      Several of our product candidates have failed or been discontinued at various stages in the product development process, including Brain Derived Neurotrophic Factor (“BDNF”) and Megakaryocyte Growth and Development Factor (“MGDF”). For example, in 1997, we announced the failure of BDNF for the treatment of amyotrophic lateral sclerosis, or Lou Gehrig’s Disease, because the product candidate, when administered by injection, did not produce acceptable clinical results for a specific use after a phase 3 trial, even though BDNF had progressed successfully through preclinical and earlier clinical trials. In addition, in 1998, we discontinued development of MGDF, a novel platelet growth factor, at the phase 3 trial stage after several people in platelet donation trials developed low platelet counts and neutralizing antibodies. Of course, there may be other factors that prevent us from marketing a product. We cannot guarantee we will be able to produce commercially successful products. Further, clinical trial results are frequently susceptible to varying interpretations by scientists, medical personnel, regulatory personnel, statisticians, and others, which may delay, limit, or prevent further clinical development or regulatory approvals of a product candidate. Also, the length of time that it takes for us to complete clinical trials and obtain regulatory approval for product marketing has in the past varied by product and by the intended use of a product. We expect that this will likely be the case with future product candidates and we cannot predict the length of time to complete necessary clinical trials and obtain regulatory approval. See “— Our current products and products in development cannot be sold if we do not obtain and maintain regulatory approval.”

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

      After any of our products are approved for commercial use, we or regulatory bodies could decide that changes to our product labeling are required. Label changes may be necessary for a number of reasons, including: the identification of actual or theoretical safety or efficacy concerns by regulatory agencies or the discovery of significant problems with a similar product that implicates an entire class of products. Any significant concerns raised about the safety or efficacy of our products could also result in the need to reformulate those products, to conduct additional clinical trials, to make changes to our manufacturing processes, or to seek re-approval of our manufacturing facilities. Significant concerns about the safety and effectiveness of one of our products could ultimately lead to the revocation of its marketing approval. The revision of product labeling or the regulatory actions described above could be required even if there is no clearly established connection between the product and the safety or efficacy concerns that have been raised. The revision of product labeling or the regulatory actions described above could have a material adverse effect on sales of the affected products and on our business and results of operations.

Our business may be impacted by government investigations or litigation

      We and certain of our subsidiaries are involved in legal proceedings relating to various patent matters, government investigations, and other legal proceedings that arise from time to time in the ordinary course of our business. Matters required to be disclosed by us are set forth in “Item 3. Legal Proceedings” in our Form 10-K for the year ended December 31, 2003 and are updated as required in subsequently filed Form 10-Qs. Litigation is inherently unpredictable, and excessive verdicts can occur. Consequently, it is possible that we could, in the future, incur judgments or enter into settlements of claims for monetary damages that could have a material adverse effect on our results of operations in the period in which such amounts are incurred.

      The Federal government, state governments and private payors are investigating, and many have filed actions against, numerous pharmaceutical and biotechnology companies, including Amgen and Immunex, alleging that the reporting of prices for pharmaceutical products has resulted in false and overstated Average Wholesale Price (“AWP”), which in turn is alleged to have improperly inflated the reimbursement paid by Medicare beneficiaries, insurers, state Medicaid programs, medical plans and other payors to health care providers who prescribed and administered those products. Thirteen of these actions have been brought against us and/or Immunex, now a wholly owned subsidiary of ours. Eleven states and Puerto Rico have pending investigations regarding our drug pricing practices and the U.S. Departments of Justice and Health and Human Services have requested that Immunex produce documents relating to pricing issues. Further certain state government entity plaintiffs in some of these AWP cases are also alleging that companies, including ours, are not reporting their “best price” to the states under the Medicaid program. These cases and investigations are described in “Item 3. Legal Proceedings — Average Wholesale Price Litigation” in our Form 10-K for the year ended December 31, 2003, and are updated as required in subsequent Form 10-Qs. Other states and agencies could initiate investigations of our pricing practices. A decision adverse to our interests on these actions and/or investigations could result in substantial economic damages and could have a material adverse effect on our results of operations in the period in which such amounts are incurred.

We may be required to defend lawsuits or pay damages for product liability claims.

      Product liability is a major risk in testing and marketing biotechnology and pharmaceutical products. We may face substantial product liability exposure in human clinical trials and for products that we sell after regulatory approval. Product liability claims, regardless of their merits, could be costly and divert management’s attention, and adversely affect our reputation and the demand for our products.

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

We have grown rapidly, and if we fail to adequately manage that growth our business could be adversely impacted.

      We have had an aggressive growth plan that has included substantial and increasing investments in research and development, sales and marketing, and facilities. We plan to continue to grow and our plan has a number of risks, some of which we cannot control. For example:

•	we will need to generate higher revenues to cover a higher level of operating expenses, and our ability to do so may depend on factors that we do not control

•	we will need to assimilate a large number of new employees

•	we will need to manage complexities associated with a larger and faster growing organization

•	we will need to accurately anticipate demand for the products we manufacture and maintain adequate manufacturing capacity, and our ability to do so may depend on factors that we do not control

      Of course, there may be other risks and we cannot guarantee that we will be able to successfully manage these or other risks.

Our stock price is volatile, which could adversely affect your investment.

      Our stock price, like that of other biotechnology companies, is highly volatile. For example, in the fifty-two weeks prior to December 31, 2003, the trading price of our common stock has ranged from a high of $72.37 per share to a low of $48.09 per share. Our stock price may be affected by a number of factors, such as:

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

      In addition, if our revenues, earnings or other financial results in any period fail to meet the investment community’s expectations, there could be an immediate adverse impact on our stock price.

Our corporate compliance program cannot guarantee that we are in compliance with all potentially applicable federal and state regulations.

      The development, manufacturing, distribution, pricing, sales, and reimbursement of our products, together with our general operations, is subject to extensive federal and state regulation. See “— Our current products and products in development cannot be sold if we do not obtain and maintain regulatory approval.” and “— We may be required to perform additional clinical trials or change the labeling of our products if we or others identify side effects after our products are on the market.” While we have developed and instituted a corporate compliance program based on current best practices, we cannot assure you that we or our employees are or will be in compliance with all potentially applicable federal and state regulations. If we fail to comply with any of these regulations a range of actions could result, including, but not limited to, the termination of clinical trials, the failure to approve a product candidate, restrictions on our products or manufacturing processes, including withdrawal of our products from the market, significant fines, or other sanctions or litigation.

Our marketing of ENBREL® will be dependent in part upon Wyeth.

      Under a co-promotion agreement, we and Wyeth market and sell ENBREL® in the United States and Canada. A management committee comprised of an equal number of representatives from us and Wyeth is responsible for overseeing the marketing and sales of ENBREL®: including strategic planning, the approval of an annual marketing plan, product pricing, and the establishment of a brand team. The brand team, with equal representation from us and Wyeth, will prepare and implement the annual marketing plan, which includes a minimum level of financial and sales personnel commitment from each party, and is responsible for all sales activities. If Wyeth fails to market ENBREL® effectively or if we and Wyeth fail to coordinate our efforts effectively, our sales of ENBREL® may be adversely affected.

Guidelines and recommendations published by various organizations can reduce the use of our products.

      Government agencies promulgate regulations and guidelines directly applicable to us and to our products. However, professional societies, practice management groups, private health/science foundations, and organizations involved in various diseases from time to time may also publish guidelines or recommendations to the health care and patient communities. Recommendations of government agencies or these other groups/organizations may relate to such matters as usage, dosage, route of administration, and use of related therapies. Organizations like these have in the past made recommendations about our products. Recommendations or guidelines that are followed by patients and health care providers could result in decreased use of our products. In addition, the perception by the investment community or stockholders that recommendations or guidelines will result in decreased use of our products could adversely affect prevailing market prices for our common stock.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Interest income earned on the Company’s fixed income investment portfolio is impacted by fluctuations in U.S. interest rates upon reinvestment of funds received on maturity or sale of securities at the then current market rates. In 2001, the Company entered into interest rate swap agreements, which qualify and are designated as fair value hedges, to protect against possible reductions in value on certain of its available-for-sale investment portfolio. In 2003, the Company entered into two interest rate swap agreements, which also qualify and are designated as fair value hedges, to protect against possible increase in value of the Notes and the Century Notes. Changes in interest rates do not affect interest expense incurred on the Company’s Notes, Century Notes and Convertible Notes because they bear interest at fixed rates. The following tables provide information about the Company’s financial instruments that are sensitive to changes in interest rates. For the Company’s investment portfolio and debt obligations, the tables present principal cash flows and related weighted-average interest rates by expected maturity dates. Additionally, the Company has assumed its available-for-sale debt securities, comprised primarily of corporate debt instruments and treasury securities, are similar enough to aggregate those securities for presentation purposes. For the interest rate swaps, the tables present the notional amounts and related weighted-average interest rates by contractual maturity date. For the interest rate swaps, variable rates are the average forward rates for the term of each contract. The notional amount is used to calculate the contractual cash flows to be exchanged under the contract.

Interest Rate Sensitivity

Principal (Notional) Amount by Expected Maturity as of December 31, 2003
(Dollars in millions)
Average Interest Rate

						There-		Fair value
	2004	2005	2006	2007	2008	after	Total	12/31/03

Available-for-sale debt securities	$2,076.9	$1,254.1	$667.3	$392.5	$476.5	$—	$4,867.3	$4,882.2
Average Interest rate	2.8%	4.0%	4.1%	5.2%	3.7%	—
Medium and long-term notes	—	—	—	$100.0	—	$100.0	$200.0	$249.3
Interest rate	—	—	—	6.5%	—	8.1%
Convertible Notes(1)	—	$2,917.1	—	—	—	—	$2,917.1	$2,978.5
Interest rate	—	1.125%	—	—	—	—
Interest rate swaps related to available-for-sale debt securities:
Pay fixed/receive variable	$25.0	$120.0	$25.0	—	—	—	$170.0	$(7.7)
Average pay rate	3.9%	4.2%	4.5%	—	—	—
Average receive rate	1.3%	2.3%	3.4%	—	—	—
Interest rate swaps related to debt:
Pay variable/receive fixed	—	—	—	$100.0	—	$100.0	$200.0	$(5.0)
Average pay rate	—	—	—	4.6%	—	5.1%
Average receive rate	—	—	—	3.6%	—	5.5%

Interest Rate Sensitivity

Principal Amount by Expected Maturity as of December 31, 2002
(Dollars in millions)
Average Interest Rate

						There-		Fair value
	2003	2004	2005	2006	2007	after	Total	12/31/02

Available-for-sale debt securities	$2,171.3	$1,072.8	$1,009.9	$164.9	$29.6	$3.0	$4,451.5	$4,534.7
Average interest rate	1.1%	4.8%	5.4%	5.1%	4.3%	6.8%
Commercial paper obligations	$100.0	—	—	—	—	—	$100.0	$100.0
Interest rate	1.4%	—	—	—	—	—
Medium and long-term notes	$23.0	—	—	—	$100.0	$100.0	$223.0	$273.6
Interest rate	6.2%	—	—	—	6.5%	8.1%
Convertible Notes(1)	—	—	$2,917.1	—	—	—	$2,917.1	$2,913.5
Interest rate	—	—	1.125%	—	—	—
Interest rate swaps related to available-for-sale debt securities:
Pay fixed/receive variable	$128.2	$80.7	$120.0	$40.0	—	—	$368.9	$(14.9)
Average pay rate	2.9%	3.9%	4.2%	4.5%	—	—
Average receive rate	1.4%	1.4%	1.4%	1.4%	—	—

(1)	Holders of the Convertible Notes may require the Company to purchase all or a portion of the notes on specific dates as early as March 1, 2005 at the original issuance price plus accrued original issue discount (“accreted value”) through the purchase date. The amount above represents the accreted value on March 1, 2005. The accreted value based on the 30-year contractual maturity is $3.95 billion. In the event the Company is required to repurchase the notes, it may choose to pay the purchase price in cash and/or shares of common stock.

      The Company is exposed to equity price risks on the marketable portion of equity securities included in its portfolio of investments entered into for the promotion of business and strategic objectives. These investments are generally in small capitalization stocks in the biotechnology industry sector. At December 31, 2003 and 2002, the Company had equity forward contracts to hedge against changes in the fair market value of a portion of its equity investment portfolio. The Company did not have material equity price risk on the unhedged portion of its equity investment portfolio at December 31, 2003 and 2002.

      The Company did not have material exposures to changes in foreign currency exchange rates related to its foreign currency forward contracts outstanding at December 31, 2003 and 2002.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The information required by this item is incorporated herein by reference to the financial statements listed in Item 15(a) of Part IV of this Form 10-K Annual Report.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

      None.

Item 9A.	CONTROLS AND PROCEDURES

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

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors of the Registrant

      The members of the Board of Directors of the Company (the “Board”) and nominees to the Board as of March 9, 2004 are as follows:

      Mr. Kevin W. Sharer, age 56, has served as a director of the Company since November 1992. Since May 2000, Mr. Sharer has been Chief Executive Officer and President of the Company and has also been Chairman of the Board since December 2000. From October 1992 to May 2000, Mr. Sharer served as President and Chief Operating Officer of the Company. From April 1989 to October 1992, Mr. Sharer was

President of the Business Markets Division of MCI Communications Corporation, a telecommunications company. From February 1984 to March 1989, Mr. Sharer held numerous executive capacities at General Electric Company. Mr. Sharer is a director of Unocal Corporation, 3M Company and Northrup Grumman Corporation.

      Dr. David Baltimore, age 66, has served as a director of the Company since June 1999. Since October 1997, Dr. Baltimore has been the President of the California Institute of Technology. From July 1995 to October 1997, Dr. Baltimore was an Institute Professor at the Massachusetts Institute of Technology (“MIT”), and from July 1994 to October 1997, the Ivan R. Cottrell Professor of Molecular Biology and Immunology at MIT. Dr. Baltimore is a director of BB Biotech, AG, a Swiss investment company, and MedImmune, Inc. In 1975, Dr. Baltimore was the co-recipient of the Nobel Prize in Medicine.

      Mr. Frank J. Biondi, Jr., age 59, has served as director of the Company since January 2002. Since March 1999, he has served as Senior Managing Director of WaterView Advisors LLC, an investment advisor organization. From April 1996 to November 1998, Mr. Biondi served as Chairman and Chief Executive Officer of Universal Studios, Inc. From July 1987 to January 1996, Mr. Biondi served as President and Chief Executive Officer of Viacom, Inc. Mr. Biondi is a director of Harrahs Entertainment, Inc., Hasbro, Inc., The Bank of New York Company, Inc. and Vail Resorts, Inc.

      Mr. Jerry D. Choate, age 65, has served as a director of the Company since August 1998. From January 1995 to January 1999, Mr. Choate served as Chairman of the Board and Chief Executive Officer of The Allstate Corporation (“Allstate”), an insurance company holding company. From August 1994 to January 1995, Mr. Choate served as President and Chief Executive Officer of Allstate and had previously held various management positions at Allstate since 1962. Mr. Choate is a director of Valero Energy Corporation and serves on the Board of Trustees for the Van Kampen Mutual Funds.

      Mr. Edward V. Fritzky, age 53, has served as a director of the Company since July 2002 and is currently employed by the Company as a special advisor. From January 1994 to July 2002, Mr. Fritzky served as Chief Executive Officer, President and Chairman of the board of directors of Immunex Corporation, a biotechnology company. From March 1989 to January 1994, Mr. Fritzky was President and Vice President of Lederle Laboratories, a division of American Cyanamid Company, a pharmaceutical company. Mr. Fritzky is a director of Geron Corporation, SonoSite, Inc. and Jacobs Engineering Group Inc.

      Mr. Frederick W. Gluck, age 68, has served as a director of the Company since February 1998. Mr. Gluck is the former managing partner of McKinsey & Company, Inc. (“McKinsey”), an international management consulting firm. He served with McKinsey from 1967 to 1995 and led the firm as its Managing Director from 1988 to 1994, when he retired to join Bechtel Group, Inc., an engineering, construction and project management company, where he served as Vice Chairman and Director. Mr. Gluck retired from Bechtel in July 1998. He rejoined McKinsey as a consultant in 1998 and continued in that role until July 2003. Mr. Gluck is a director of HCA Inc. and Thinking Tools, Inc.

      Mr. Frank C. Herringer, age 61, a nominee for election to the Board at the Company’s May 13, 2004 Annual Meeting of Stockholders, has been Chairman of the Board of Transamerica Corporation (“Transamerica”), a financial services company, since 1995. He served as Chief Executive Officer of Transamerica from 1991 to 1999 and President from 1986 to 1999. From 1999 to May 2000, Mr. Herringer served on the Executive Board of Aegon N.V. and as Chairman of the Board of Aegon U.S.A. Mr. Herringer is a director of AT&T Corp., The Charles Schwab Corporation, and Unocal Corporation.

      Mr. Franklin P. Johnson, Jr., age 75, has served as a director of the Company since October 1980. He is the general partner of Asset Management Partners, a venture capital limited partnership. Mr. Johnson serves as the Vice President, Chief Financial Officer and Secretary of Indo Pacific Investment Company, a privately held investment company. Mr. Johnson has been a private venture capital investor for more than five years. Mr. Johnson is a director of Applied MicroCircuits Corporation.

      Mr. Steven Lazarus, age 72, has served as a director of the Company since May 1987. Since July 1994, he has been the managing general partner of ARCH Venture Partners, L.P., an early stage venture capital partnership. From October 1986 to July 1994, Mr. Lazarus was President and Chief Executive Officer of the

Argonne National Laboratory/ The University of Chicago Development Corporation and was also associate dean at the Graduate School of Business, the University of Chicago. Mr. Lazarus is a director of the First Consulting Group Inc.

      Dr. Gilbert S. Omenn, age 62, has served as a director of the Company since January 1987. Since September 1997, he has been Professor of Internal Medicine, Human Genetics and Public Health at the University of Michigan. From September 1997 to July 2002, Dr. Omenn also served as Executive Vice President for Medical Affairs and as Chief Executive Officer of the University of Michigan Health System. From July 1982 to September 1997, Dr. Omenn was the Dean of the School of Public Health and Community Medicine and Professor of Medicine at the University of Washington. Dr. Omenn is a director of Rohm & Haas Co.

      Ms. Judith C. Pelham, age 58, has served as a director of the Company since May 1995. Since May 2000, Ms. Pelham has been President and CEO of Trinity Health, a national system of healthcare facilities, including hospitals, long-term care, home care, psychiatric care, residences for the elderly and ambulatory care, and the third largest Catholic healthcare system in the U.S. From January 1993 to April 2000, Ms. Pelham was the President and Chief Executive Officer of Mercy Health Services, a system of hospitals, home care, long-term care, ambulatory services and managed care established to carry out the health ministry sponsored by the Sisters of Mercy Regional Community of Detroit. From 1982 to 1992, Ms. Pelham was President and Chief Executive Officer of Daughters of Charity Health Services, Austin, Texas, a network of hospitals, home care and ambulatory services serving central Texas.

      Admiral J. Paul Reason, USN (Retired), age 62, has served as a director of the Company since January 2001. Since July 2000, he has been the President and Chief Operating Officer of Metro Machine Corporation, a privately held ship repair company. From December 1996 to September 1999, Admiral Reason was a Four Star Admiral and Commander In Chief of the U.S. Atlantic Fleet of the U.S. Navy. From August 1994 to November 1996, Admiral Reason served as Deputy Chief of Naval Operations. From June 1965 to July 1994, Admiral Reason served in numerous capacities, both at sea and ashore, in the U.S. Navy. Admiral Reason is a director of Wal-Mart Stores, Inc. and Norfolk Southern Corporation.

      Dr. Donald B. Rice, age 64, has served as a director of the Company since October 2000. Dr. Rice is Chairman of the Board of Agensys, Inc., a private biotechnology company, and has been Chief Executive Officer and President of Agensys, Inc. since its founding in late 1996. From March 1993 until August 1996, Dr. Rice was President and Chief Operating Officer and a director of Teledyne, Inc., a diversified technology-based manufacturing company with major segments in specialty metals and aerospace. Dr. Rice is a director of Wells Fargo & Company, Unocal Corporation and Vulcan Materials Company.

      Mr. Leonard D. Schaeffer, age 58, has served as a director of the Company since March 2004. Since 1992, Mr. Schaeffer has been Chairman of the Board of Directors and Chief Executive Officer of WellPoint Health Networks Inc., an insurance organization that owns Blue Cross of California, Blue Cross and Blue Shield of Georgia, Blue Cross and Blue Shield of Missouri, Blue Cross and Blue Shield of Wisconsin and various other organizations. Mr. Schaeffer was the Administrator of the U.S. Health Care Financing Administration from 1978 to 1980. He is Chairman of the Board of the National Institute for Health Care Management and a member of the Institute of Medicine. Mr. Schaeffer is a director of Allergan, Inc.

      Ms. Patricia C. Sueltz, age 51, has served as director of the Company since January 2002. Since March 2004, Ms. Sueltz has been President, Marketing, Technology & Systems, of Salesforce.com, an on-demand customer relationship management solutions company. From July 2002 to February 2004, Ms. Sueltz was Executive Vice President, Sun Services, at Sun Microsystems, Inc., a systems company. From September 1999 to July 2002, Ms. Sueltz served as President, Software Systems Group of Sun Microsystems, Inc. From June 1979 to October 1999, Ms. Sueltz served in various management capacities at IBM Corporation.

Executive Officers of the Registrant

      The executive officers of the Company as of March 9, 2004 are as follows:

      Mr. Kevin W. Sharer, age 56, has served as a director of the Company since November 1992. Since May 2000, Mr. Sharer has been Chief Executive Officer and President of the Company and has also been Chairman of the Board since December 2000. From October 1992 to May 2000, Mr. Sharer served as President and Chief Operating Officer of the Company. From April 1989 to October 1992, Mr. Sharer was President of the Business Markets Division of MCI Communications Corporation, a telecommunications company. From February 1984 to March 1989, Mr. Sharer held numerous executive capacities at General Electric Company. Mr. Sharer is a director of Unocal Corporation, 3M Company and Northrup Grumman Corporation.

      Dr. Fabrizio Bonanni, age 57, became Senior Vice President, Quality and Compliance in April 1999 and in March 2003 became Senior Vice President, Manufacturing. From December 1997 to April 1999, Dr. Bonanni served as the Corporate Vice President for Regulatory/ Clinical Affairs for Baxter, a pharmaceutical company and from November 1994 to December 1997, as Corporate Vice President, Quality System. Beginning in 1974, Dr. Bonanni held a variety of quality, regulatory and manufacturing positions with Baxter in Europe and in the United States.

      Dr. Hassan Dayem, age 57, became Senior Vice President and Chief Information Officer in May 2002. From December 1998 to May 2002, Dr. Dayem served as Vice President, Information Services and Chief Information Officer at Merck, a pharmaceutical company. From June 1997 to December 1998, Dr. Dayem served as Vice President Research Information Services at Merck. From February 1977 to May 1997, Dr. Dayem was at Los Alamos National Laboratory where he held several positions including Division Director, Computing, Information and Communications Division from July 1993 to May 1997.

      Dr. Dennis M. Fenton, age 52, became Executive Vice President in March 2000 and in May 2003 became Executive Vice President, Operations and Compliance Officer. From January 1995 to March 2000, Dr. Fenton served as Senior Vice President, Operations, from August 1992 to January 1995 as Senior Vice President, Sales and Marketing, and from July 1991 to August 1992 as Vice President, Process Development, Facilities and Manufacturing Services. From October 1988 to July 1991, Dr. Fenton also served as Vice President, Pilot Plant Operations and Clinical Manufacturing and from 1985 to October 1988, he served as Director, Pilot Plant Operations.

      Mr. Brian McNamee, age 47, became Senior Vice President, Human Resources in June 2001. From November 1999 to June 2001, Mr. McNamee served as Vice President of Human Resources at Dell Computer Corp. From 1998 to 1999, Mr. McNamee served as Senior Vice President Human Resources for the National Broadcasting Corporation (“NBC”). From July 1988 to November 1999, Mr. McNamee held human resource positions at General Electric.

      Dr. Joseph P. Miletich, age 52, became Senior Vice President, Research & Preclinical Development in April 2002. From January 2001 to March 2002, Dr. Miletich served as Senior Vice President, Worldwide Preclinical Development, at Merck, a pharmaceutical company, and from December 1998 to December 2000 he served as Vice President, Safety Assessment at Merck. From July 1996 to December 1998 Dr. Miletich served as Director of Laboratories at the Barnes-Jewish Hospital. From July 1992 to December 1998, Dr. Miletich served as Professor of Internal Medicine and Pathology at Washington University School of Medicine.

      Mr. George J. Morrow, age 52, became Executive Vice President of Worldwide Sales and Marketing, in January 2001 and became Executive Vice President, Global Commercial Operations in April 2003. From January 1999 to December 2000, Mr. Morrow was President and Chief Executive Officer of Glaxo Wellcome Inc. (“Glaxo”), a subsidiary of GlaxoSmithKline plc. From January 1997 to December 1998, Mr. Morrow was Managing Director of Glaxo Wellcome U.K., also a subsidiary of GlaxoSmithKline plc. From May 1993 to December 1996, Mr. Morrow was Group Vice President for Commercial Operations of Glaxo.

      Mr. Richard D. Nanula, age 43, became Executive Vice President, Finance, Strategy and Communications in May 2001 and beginning in August 2001, Mr. Nanula became Chief Financial Officer. From November 1999 to February 2001, Mr. Nanula was Chairman and Chief Executive Officer of Broadband Sports, Inc., an internet media company. From March 1998 to May 1999, Mr. Nanula was President and Chief Operating Officer of Starwood Hotels & Resorts Worldwide, a worldwide hotel and gaming company. From August 1986 to March 1998, Mr. Nanula was at the Walt Disney Company where he held several positions including Senior Executive Vice President and Chief Financial Officer and President of Disney Stores Worldwide.

      Dr. Roger M. Perlmutter, age 51, became Executive Vice President of Research and Development in January 2001. From July 1999 to December 2000, Dr. Perlmutter was Executive Vice President, Worldwide Basic Research and Preclinical Development of Merck Research Laboratories. From February 1999 to July 1999, Dr. Perlmutter served as Executive Vice President of Merck Research Laboratories, and from February 1997 to January 1999 as Senior Vice President of Merck Research Laboratories. From May 1989 to January 1997, Dr. Perlmutter was also Chairman of the Department of Immunology, University of Washington, and from January 1991 to January 1997, Professor in the Departments of Immunology, Biochemistry and Medicine, University of Washington. From October 1991 to January 1997, Dr. Perlmutter served as Investigator at the Howard Hughes Medical Institute at the University of Washington. Dr. Perlmutter currently serves on the Board of Directors of Stem Cells, Inc.

      Mr. Barry D. Schehr, age 48, became Senior Director Finance and Chief Accounting Officer in December 2003, having served as Vice President, Financial Operations and Chief Accounting Officer from May 2000 to November 2003. From March 2000 to May 2000, Mr. Schehr served as Vice President, Accounting and Financial Operations, and from February 1997 to February 2000 as Director of Internal Audit. From October 1989 to January 1997, Mr. Schehr was a partner with Ernst & Young LLP, an accounting firm.

      Mr. David J. Scott, age 51, became Senior Vice President, General Counsel and Secretary in March 2004. From May 1999 to February 2004, Mr. Scott served as Senior Vice President and General Counsel of Medtronic, Inc., a medical technology company, and also as Secretary from January 2000. From December 1997 to April 1999, Mr. Scott served as General Counsel of London-based United Distillers & Vintners. From April 1996 to November 1997, Mr. Scott served as General Counsel of London-based International Distillers & Vintners.

      Dr. Beth C. Seidenberg, age 46, became Senior Vice President, Development of the Company in January 2002 and became and Chief Medical Officer in May 2003. From September 2001 to December 2001, Dr. Seidenberg served as Senior Vice President, Global Development of Bristol-Myers, a pharmaceutical company. From May 2000 to September 2001, Dr. Seidenberg served as Senior Vice President, Clinical Development & Life Cycle Management of Bristol-Myers. From April 2000 to May 2000, Dr. Seidenberg served as Vice President, Clinical Immunology/ Pulmonary/ Dermatology of Bristol-Myers. From July 1998 to March 2000, Dr. Seidenberg served as Vice President, Pulmonary-Immunology of Merck Research Laboratories. From June 1989 to June 1998, Dr. Seidenberg held several director positions at Merck Research Laboratories, including Executive Director.

Audit Committee and Audit Committee Financial Expert

      The Audit Committee of the Board of Directors is comprised of Frank J. Biondi, Jr., who serves as Chairman, Jerry D. Choate, Franklin P. Johnson, Jr., Gilbert S. Omenn, Judith C. Pelham and Patricia C. Sueltz. The Board has determined that each of Messrs. Biondi, Choate and Johnson is an “audit committee financial expert” as defined by the Securities and Exchange Commission (“SEC”) and each is independent under the revised listing standards of NASDAQ. The Audit Committee meets the NASDAQ composition requirements, including the requirements regarding financial literacy and financial sophistication.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Exchange Act requires the Company’s executive officers and directors, and persons who own more than 10% of a registered class of the Company’s equity securities (“Reporting Persons”), to file reports of ownership and changes in ownership with the SEC and with The Nasdaq Stock Market. Reporting Persons are required by SEC regulations to furnish the Company with copies of all forms they file pursuant to Section 16(a). Based solely on its review of the copies of such reports received by it, and written representations from certain Reporting Persons that no other reports were required for those persons, the Company believes that, during the year ended December 31, 2003, the Reporting Persons met all applicable Section 16(a) filing requirements, except for Mr. Sharer who, in February 2004, filed a late Form 5 covering a gift of 10,000 shares of Common Stock to the U.S. Naval Academy made in May 2000, and a gift of 10 shares of Common Stock made to a family member in September 2001.

Code of Ethics

      The Company maintains a code of ethics applicable to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, and other persons performing similar functions. To view this code of ethics free of charge, please visit the Company’s website at www.amgen.com (This website address is not intended to function as a hyperlink, and the information contained in the Company’s website is not intended to be a part of this filing). The Company intends to satisfy the disclosure requirements under Item 10 of Form 8-K regarding an amendment to, or waiver from, a provision of this code of ethics, if any, by posting such information on the Company’s website.

Item 11.	EXECUTIVE COMPENSATION

Compensation of Directors

      Directors of the Company who are also employees of the Company are not separately compensated for their services as directors.

Cash Compensation

      From January 1, 2003 to June 30, 2003, non-employee director compensation consisted of an annual retainer of $20,000, committee chair fees of $6,000, and meeting fees of $1,250 for each Board meeting attended, and $750 for each committee meeting attended (up to a maximum of $1,500 for all committee meetings attended on the same day). Effective July 1, 2003, the Board approved a change in non-employee director compensation as follows: (i) an annual retainer of $55,000; (ii) an Audit Committee chair fee of $20,000; (iii) a Compensation Committee chair fee of $10,000; (iv) an Other Committee chair fee of $6,000; (v) Board meeting fees of $3,000 per meeting ($1,500 for telephonic attendance), and (vi) committee meeting fees of $1,500 per meeting ($750 for telephonic attendance).

      Non-employee directors also are compensated for attending committee meetings of which they are not members if they are invited to do so by the Chairman of the Board or the Chair of the committee. During fiscal year 2003, Mr. Biondi was compensated in the amount of $1,500 for attending two Executive Committee meetings prior to his appointment to the Executive Committee. The members of the Board also are entitled to reimbursement of their expenses, in accordance with Company policy, incurred in connection with attendance at Board and committee meetings and conferences with the Company’s senior management. There are no family relationships among any directors of the Company.

Equity Compensation

      Prior to 2004, non-employee directors also were entitled to receive non-discretionary stock option grants as compensation for their service as directors. Under the Company’s Amended and Restated 1991 Equity Incentive Plan (the “1991 Plan”), each non-employee director was automatically granted an annual non-discretionary option (a “Formula Grant”) to purchase shares of Common Stock of the Company. The exercise price of options granted under the 1991 Plan is 100% of the fair market value on the date of grant. In addition, newly appointed non-employee directors received an inaugural option grant under the 1991 Plan pursuant to terms comparable to the Formula Grants. Non-employee directors received annual Formula Grants of 16,000 shares in January of each year and inaugural grants to new non-employee directors were 60,000 shares. Formula Grants vest and are exercisable: (a) on the date of grant, if the non-employee director has had three years of prior continuous service as a non-employee director, or (b) one year from the date of grant, if the non-employee director has had less than three years of prior continuous service as a non-employee director. Generally, Formula Grants must be exercised within ten years from the date of grant.

      In January 2003, the Company granted to each non-employee director a Formula Grant covering 16,000 shares at an exercise price of $50.78 per share.

      In December 2003, the Board approved a new equity award program for non-employee directors beginning in 2004, in place of the Formula Grants described above, as compensation for their service as directors. Formula Grants were not awarded in January 2004. The new equity compensation program is maintained under the 1991 Plan and provides that in March of each year, non-employee directors will automatically receive stock options for 5,000 shares of Common Stock and restricted stock units (“RSU“s) to acquire $100,000 worth of Common Stock. New non-employee directors are entitled to an inaugural grant of stock options for 20,000 shares of Common Stock. The terms of stock option awards are the same as those for the Formula Grants except that (i) the stock options must be exercised within seven years from the date of grant, and (ii) under certain circumstances, in the case of death or disability of a Board member, the vesting of unvested stock options may be partially or completely accelerated. The number of RSUs granted to a director is based on the closing price of the Common Stock on the date of grant and the RSUs vest: (a) on the date of grant if the non-employee director has had three years of prior continuous service as a non-employee director, or (b) one year from the date of grant if the non-employee director has had less than three years of prior continuous service as a non-employee director. In the event of a director’s death or disability, a prorated potion of RSUs would vest. The RSU’s are paid in Common Stock (on a one-to-one basis) on the vesting date, unless a director has previously selected a deferred payment alternative.

      Other Benefits. Non-employee directors are eligible to participate in the Matching Gift Program of The Amgen Foundation (the “Foundation”) on the same terms as the Company’s employees. The Foundation will match qualifying contributions made by non-employee directors to eligible organizations, up to $20,000 per non-employee director per year. In addition, directors are eligible to participate in the Amgen Nonqualified Deferred Compensation Plan. See “— Employment and Compensation Arrangements.”

Compensation of Executive Officers

Summary Compensation Table

      The following table sets forth summary information concerning certain compensation awarded, paid to, or earned by the Named Executive Officers for all services rendered in all capacities to the Company for the years ended December 31, 2003, 2002, and 2001:

Summary Compensation Table

							Long-term Compensation

	Annual Compensation						Awards

					Other Annual		Restricted	Securities	All Other
		Salary			Compensation		Stock	Underlying	Compensation
Name and Principal Position	Year	($)(1)	Bonus ($)		($)		Award(s) ($)	Options (#)	($)(2)

Kevin W. Sharer	2003	1,098,333	2,475,000		217,844	(3)	—	450,000	530,554
Chairman of the Board,	2002	980,000	1,800,000		16,140	(3)	—	450,000	497,750	(4)
Chief Executive Officer	2001	933,333	860,533		—		—	450,000	95,798
and President
George J. Morrow	2003	756,001	1,390,000	(5)	1,577	(6)	—	150,000	3,249,161	(7)
Executive Vice President,	2002	683,335	1,276,252	(5)	20,148	(6)	—	150,000	3,024,607	(7)
Global Commercial	2001	618,337	1,500,000	(5)	194,371	(6)	—	350,000	2,624,086	(7)
Operations

							Long-term Compensation

	Annual Compensation						Awards

					Other Annual		Restricted		Securities	All Other
		Salary			Compensation		Stock		Underlying	Compensation
Name and Principal Position	Year	($)(1)	Bonus ($)		($)		Award(s) ($)		Options (#)	($)(2)

Roger M. Perlmutter	2003	737,333	1,365,000	(5)	101,802	(8)	—		150,000	1,595,624	(9)
Executive Vice President,	2002	683,333	1,276,250	(5)	235,279	(8)	—		150,000	1,415,339	(9)
Research and Development	2001	637,917	1,500,000	(5)	253,950	(8)	6,543,645	(10)	350,000	1,371,989	(9)
Dennis M. Fenton	2003	726,800	1,145,000		—		—		150,000	344,494
Executive Vice President,	2002	680,000	1,071,000		—		—		150,000	13,181
Operations and Corporate	2001	652,288	635,231		—		—		180,000	35,342
Compliance Officer
Richard D. Nanula	2003	658,334	1,040,000		1,441	(11)	—		150,000	188,849
Executive Vice President,	2002	616,667	971,250		—		—		225,000	57,343
Finance, Strategy and	2001	375,000	315,000		—		5,524,992	(12)	350,000	25,228
Communications, and
Chief Financial Officer

(1)	Includes compensation deferred under the Company’s Retirement and Savings Plan (the “401(k) Plan”) otherwise payable in cash during each calendar year.

(2)	Figures shown reflect net amounts. Amounts shown for 2003, 2002, and 2001 include Company credits to the Supplemental Retirement Plan (the “SRP”) and matching contributions made by the Company (the “Company Contribution”) to the 401(k) Plan. The 2002 amount shown for Mr. Sharer also includes certain deferred compensation (see footnote (4)). Amounts shown for 2003, 2002 and 2001 for Mr. Morrow and Dr. Perlmutter also include certain deferred compensation (see footnotes (7) and (9)). The SRP is a non-qualified, unfunded plan. Participation in the SRP is available to selected participants in the 401(k) Plan who are affected by the Internal Revenue Code limits on the amount of employee compensation that may be recognized for purposes of calculating the Company Contributions. Pursuant to the SRP, accounts for the respective Named Executive Officers were credited with (reduced by) the following amounts, including accrued dividends, interest and unrealized gains or losses for the years ended December 31, 2003, 2002, and 2001, respectively: Mr. Sharer, $514,554, ($18,250), and $82,198; Mr. Morrow, $226,112, $83,307, and $97,909; Dr. Perlmutter, $155,013, $56,884, and $157,009; Dr. Fenton, $328,494, ($2,819), and $21,742; and Mr. Nanula, $172,849, $41,343, and $15,378. Pursuant to the 401(k) Plan, the Company Contributions for the years ended December 31, 2003, 2002, and 2001, respectively, were: Mr. Sharer, $16,000, $16,000, and $13,600; Mr. Morrow, $16,000, $16,000, and $13,600; Dr. Perlmutter, $16,000, $16,000, and $12,800; Dr. Fenton, $16,000, $16,000, and $13,600; and Mr. Nanula, $16,000, $16,000, and $9,850.

(3)	The amount shown for 2003 includes $212,763 that is the incremental cost to the Company of Mr. Sharer’s personal use of the Company’s aircraft and a tax gross-up of $1,245 for the value of Mr. Sharer’s personal use of a car and driver provided by the Company. The amount shown for 2002 consists of a tax gross-up for the value of Mr. Sharer’s personal use of a car and driver provided by the Company.

(4)	Includes a deferred compensation credit of $500,000 as a result of a Company contribution to the Amgen Nonqualified Deferred Compensation Plan.

(5)	The amounts shown for each of 2003 and 2002 include retention bonuses for each year in the amount of $200,000. The amount shown for 2001 consists of a bonus of $750,000 upon commencement of employment and $750,000 minimum guaranteed incentive bonus. See “— Employment and Compensation Arrangements.”

(6)	The amounts shown for 2003, 2002 and 2001, respectively, include tax gross-ups of $136, $8,210 and $42,629, respectively, for reimbursement of relocation-related expenses. The amount shown for 2003 includes a tax gross-up of $1,441 for the value of personal financial counseling reimbursed by the Company. The amount shown for 2002 includes reimbursement in the amount of $11,938 made by the Company in accordance with Mr. Morrow’s participation in the Company’s relocation mortgage subsidy program. The amount shown for 2001 includes $141,759 of relocation-related expenses reimbursed to Mr. Morrow.

(7)	The amounts shown for 2003, 2002 and 2001, respectively, include deferred compensation credits of $2,980,149, $2,807,017 and $2,512,577, respectively, as a result of Company contributions to the Amgen Inc. Executive Nonqualified Retirement Plan. See “— Executive Nonqualified Retirement Plan.” The amounts shown for each of 2003 and 2002 include premiums of $26,900 paid by the Company for a term life insurance policy in the amount of $15,000,000 for Mr. Morrow’s benefit. The 2002 amount includes a premium of $91,383 paid by the Company for the assumption of split dollar life insurance policies provided to Mr. Morrow by his former employer. The Company would be reimbursed for certain of its premium payments from the proceeds of the split dollar life insurance policies in the event Mr. Morrow dies or in certain other events. See “— Employment and Compensation Arrangements.”

(8)	The amounts shown for 2003, 2002, and 2001, respectively, include $75,409, $29,514 and $145,353, respectively, of relocation-related expenses reimbursed to Dr. Perlmutter, and tax gross-ups of $2,365, $91,896 and $65,825, respectively, for reimbursement of relocation-related expenses. The amount shown for 2003 includes a tax gross-up of $5,887 for the value of Dr. Perlmutter’s personal use of a car and driver provided by the Company. The amount shown for 2002 includes reimbursement in the amount of $113,869 made by the Company in accordance with Dr. Perlmutter’s participation in the Company’s relocation mortgage subsidy program.

(9)	The amounts shown for 2003, 2002 and 2001, respectively, include deferred compensation credits of $1,414,161, $1,332,005 and $1,202,130, respectively, as a result of Company contributions to the Amgen Inc. Executive Nonqualified Retirement Plan. See “— Executive Nonqualified Retirement Plan.” The amounts shown for each of 2003 and 2002, also include premiums of $10,450 paid by the Company for a term life insurance policy in the amount of $10,000,000 for Dr. Perlmutter’s benefit. See “— Employment and Compensation Arrangements.”

(10)	Calculated by multiplying the amount of restricted stock by the closing market price of $58.68 on January 8, 2001, the date of the restricted stock grant, less aggregate consideration paid by Dr. Perlmutter of $11.15. In accordance with the terms of his offer letter, effective January 8, 2001, Dr. Perlmutter was granted 111,500 shares of restricted stock of Amgen in consideration of his payment of $11.15. The value of such restricted stock as of December 31, 2003 was $6,889,574 (calculated by multiplying the amount of restricted stock by the closing market price of $61.79 per share on December 31, 2003, less the aggregate purchase price of $11.15). See “— Employment and Compensation Arrangements.”

(11)	This amount consists of a tax gross-up for the value of personal financial counseling reimbursed by the Company.

(12)	Calculated by multiplying the amount of restricted stock by the closing market price of $65.00 on May 16, 2001, the date of the restricted stock grant less aggregate consideration paid by Mr. Nanula of $8.50. In accordance with the terms of his offer letter, effective May 16, 2001, Mr. Nanula was granted 85,000 shares of restricted stock of the Company in consideration of his payment of $8.50. The value of such restricted stock as of December 31, 2003 was $5,252,142 (calculated by multiplying the amount of restricted stock by the closing market price of $61.79 per share on December 31, 2003, less the aggregate purchase price of $8.50). See “— Employment and Compensation Arrangements.”

Stock Option Grants

      The following table sets forth information concerning individual grants of stock options made by the Company during the year ended December 31, 2003, to each of the Named Executive Officers:

Option Grants in Fiscal Year 2003

	Individual Grants

	Number of	Percent of			Potential Realizable Value
	Securities	Total Options			at Assumed Annual Rates
	Underlying	Granted to			of Stock Price Appreciation
	Options	Employees in	Exercise		for Option Term(1)
	Granted	Fiscal	or Base	Expiration
Name	(#)(2)	Year(3)	Price ($/sh)	Date	5% ($)	10% ($)

Kevin W. Sharer	450,000 (4)	2.46%	65.85	7/1/10	12,063,403	28,112,859
George J. Morrow	150,000 (4)	0.82%	65.85	7/1/10	4,021,134	9,370,953
Roger M. Perlmutter	150,000 (4)	0.82%	65.85	7/1/10	4,021,134	9,370,953
Dennis M. Fenton	150,000 (4)	0.82%	65.85	7/1/10	4,021,134	9,370,953
Richard D. Nanula	150,000 (4)	0.82%	65.85	7/1/10	4,021,134	9,370,953

(1)	The potential realizable value is based on the term of the option at the time of its grant, which is seven years for the stock options granted to the Named Executive Officers. The assumed 5% and 10% annual rates of appreciation over the term of the options are set forth in accordance with SEC rules and regulations and do not represent the Company’s estimates of stock price appreciation. The potential realizable value is calculated by assuming that the stock price on the date of grant appreciates at the indicated rate, compounded annually, for the entire term of the option and that the option is exercised and the stock sold on the last day of its term at this appreciated stock price. No valuation method can accurately predict future stock prices or option values because there are too many unknown factors. No gain to the optionee is possible unless the stock price increases over the option term. Such a gain in stock price would benefit all stockholders.

(2)	Options shown in the table have a term of seven years, subject to earlier termination if the optionee ceases employment with the Company or an affiliate of the Company (as defined in the applicable plan). The vesting of all options will be automatically accelerated in the event of a change in control (as defined in the applicable plan). In addition, the options are subject to, in certain circumstances, full or partial accelerated vesting upon the death or permanent and total disability of the optionee while in the employ of the Company or an affiliate of the Company, or death, or voluntary retirement of an optionee after age 60 who has been employed by the Company or an affiliate of the Company for at least 15 consecutive years (“Voluntary Retirement”), as provided in the option grant agreement, or at the discretion of the Compensation and Management Development Committee (the “Compensation Committee”) as permitted by the applicable plan. Additionally, upon Voluntary Retirement these options will not terminate until the earlier of the termination date set forth in the grant agreement or three years following the date of Voluntary Retirement.

(3)	In 2003, the Company granted stock options covering a total of 18,301,993 shares of Common Stock to Company employees under all stock option plans maintained by the Company and this number was used in calculating the percentages.

(4)	Options vest and are exercisable as to 20% of the total grant on each of the first, second, third, fourth and fifth anniversaries of the date of the grant.

Aggregated Option Exercises

      The following table sets forth information (on an aggregated basis) concerning each exercise of stock options during the year ended December 31, 2003, by each of the Named Executive Officers and the final year-end value of unexercised options:

Aggregated Option Exercises in Fiscal Year 2003 and Fiscal Year-End 2003 Option Values

	Individual Grants

			Number of
			Securities Underlying	Value of Unexercised
	Shares		Unexercised Options at	In-the-Money Options
	Acquired on	Value Realized	Fiscal Year-End	at Fiscal Year-End ($)(1)
Name	Exercise (#)	($)(2)	Exerciseable/Unexerciseable	Exerciseable/Unexerciseable

Kevin W. Sharer	157,172	5,357,513	523,354/1,289,000	1,417,473/9,593,562
George J. Morrow	—	—	170,000/480,000	886,700/2,997,800
Roger M. Perlmutter	25,000	811,000	145,000/480,000	432,200/3,129,050
Dennis M. Fenton	147,836	6,804,782	433,443/474,477	11,581,270/3,322,734
Richard D. Nanula	30,000	965,118	215,000/480,000	551,550/2,818,800

(1)	Value of unexercised in-the-money options is calculated based on the fair market value of the underlying securities, minus the exercise price, and assumes sale of the underlying securities on December 31, 2003, the last trading day for 2003, at a price of $61.79 per share, the fair market value of the Company’s Common Stock on such date.

(2)	Value realized is based on the fair market value of the Company’s Common Stock on the respective dates of exercise, minus the applicable exercise price, and does not necessarily indicate that the optionee sold stock on that date, at that price, or at all.

Change-in-Control Arrangements

      Effective as of October 20, 1998 (the “Effective Date”), the Board of Directors adopted the Amgen Inc. Change of Control Severance Plan, as amended, (the “CCS Plan”) which provides certain severance benefits to persons who hold certain designated positions with the Company as of the date on which a Change of Control (as defined below) of the Company occurs. If a Change of Control had occurred on December 31, 2003, the CCS Plan would have covered approximately 963 officers and key employees of the Company, including each of the Named Executive Officers. Under the terms of the CCS Plan, the CCS Plan extended through December 31, 2003, subject to automatic one year extensions unless the Company notified the participants that the term would not be extended no later than September 30, 2003. The Company did not notify participants that the term would not be extended, so the term has been extended to December 31, 2004, subject to possible further extensions. If a Change of Control occurs during the original or any extended term, the CCS Plan will continue in effect for at least 36 months following the Change of Control. Prior to the occurrence of a Change of Control, the Company has the right to terminate or amend the CCS Plan at any time; after the occurrence of a Change of Control, the CCS Plan may not be terminated or amended in any way that adversely affects a participant’s interests under the CCS Plan without the participant’s written consent.

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

      Under the CCS Plan, if a Change of Control occurs and a participant’s employment is terminated within the two year period immediately following the Change of Control by the Company other than for Cause or Disability (each as defined in the CCS Plan) or by the participant for Good Reason (as defined in the CCS Plan), the participant will be entitled to certain payments and benefits in lieu of further salary payments subsequent to such termination and in lieu of severance benefits otherwise payable by the Company (but not including accrued vacation and similar benefits otherwise payable upon termination). In the event of such termination, the participant will receive a lump sum cash severance payment in an amount equal to the excess, if any, of (A) the product of (x) a benefits multiple (either 3, 2 or 1, depending on the participant’s position (a “Benefits Multiple”)), and (y) the sum of (i) the participant’s annual base salary immediately prior to termination or, if higher, immediately prior to the Change of Control, plus (ii) the participant’s targeted annual bonus for the year in which the termination occurs or, if higher, the participant’s average annual bonus for the three years immediately prior to the Change of Control; over (B) the aggregate value (determined in accordance with Section 280G of the Code) of the acceleration of vesting of the participant’s unvested stock options in connection with the Change of Control. An award to a participant under the Amgen Inc. Performance Award Program under the 1991 Plan will be excluded from the calculation described in (B) above. The terms of the Amended and Restated 1988 Stock Option Plan, the 1991 Plan, and the Amended and Restated 1997 Special Non-Officer Equity Incentive Plan, Article II of the Amended and Restated 1993 Equity Incentive Plan, and Article II of the Amended and Restated 1999 Equity Incentive Plan contain the same definition of “change of control” as the CCS Plan definition, and such option plans provide for the acceleration of vesting of issued and outstanding stock options upon the occurrence of a change of control.

      Participants who are senior executive-level staff members who are also members of the Amgen Executive Committee (which as of December 31, 2003, included each of the Named Executive Officers) have a Benefits Multiple of 3; participants who are senior management-level staff members at the level of “director” or equivalent and above (and who are not members of the Amgen Executive Committee), have a Benefits Multiple of 2; and management-level staff members at the level of “associate director” or equivalent have a Benefits Multiple of 1.

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

Employment and Compensation Arrangements

Dr. Roger M. Perlmutter

      Dr. Perlmutter became Executive Vice President, Research and Development pursuant to an amended and restated offer letter, effective as of January 8, 2001. The offer letter provided for a monthly salary of $54,167 and a $750,000 bonus that was paid within 30 days of the start of Dr. Perlmutter’s employment with the Company. Dr. Perlmutter was guaranteed a minimum incentive payment of $750,000 for each of 2001 and 2002 under the Company’s Amended and Restated Management Incentive Plan (the “MIP”). The Company will also pay Dr. Perlmutter a retention bonus of $200,000 on each of the first five one-year anniversaries of the start of his employment with the Company. The Company has also agreed to provide Dr. Perlmutter with certain non-qualified deferred compensation benefits. See “— Executive Nonqualified Retirement Plan.” In addition, the Company also agreed to maintain and pay the premiums on a term life insurance policy in the amount of $10,000,000 for Dr. Perlmutter’s benefit until 2007. Prior to the Sarbanes-Oxley Act, the Company made a loan of $1,000,000 to Dr. Perlmutter. In compliance with the Sarbanes-Oxley Act, the Company no longer makes personal loans to executive officers prohibited by such act. See “— Item 13. Certain Relationships and Related Transactions.”

      Dr. Perlmutter was granted an option to purchase 200,000 shares of the Company’s Common Stock on January 8, 2001 with an exercise price of $58.68 per share. The Company also agreed to grant to Dr. Perlmutter an option under the periodic stock option program to purchase 150,000 shares of the Company’s Common Stock in each of 2001 and 2002. On June 15, 2001, July 2, 2001 and July 1, 2002, respectively, the Company granted to Dr. Perlmutter an option to purchase 50,000 shares, 100,000 shares and 150,000 shares of the Company’s Common Stock with a per share exercise price of $67.06, $61.67 and $38.36, respectively. On January 8, 2001, Dr. Perlmutter was also awarded 111,500 shares of restricted Common Stock of the Company in consideration of his payment of $11.15. The Company has a right to repurchase the restricted stock at the price paid by Dr. Perlmutter in the event that his employment is terminated for any reason other than his death or permanent and total disability. The Company’s repurchase option shall lapse with respect to the following number of shares on the following dates: 40,000 shares on April 1, 2002; 23,750 shares on April 1, 2003; 23,750 shares on April 1, 2004 and 24,000 shares on April 1, 2005. On March 22, 2002, the offer letter was amended to accelerate the lapse of the repurchase option with respect to the first 40,000 shares to March 25, 2002 from April 1, 2002.

      If, within the first five years of his employment with the Company, Dr. Perlmutter’s employment is terminated without cause, or he resigns from the Company due to a reduction of his duties or base salary or annual target incentive opportunity under the MIP, Dr. Perlmutter will be entitled to receive three years of base salary and target incentive paid monthly and health care benefits, unless such health care benefits are obtained from another employer. Dr. Perlmutter is also entitled to receive severance benefits under the Company’s CCS Plan in the event of a change of control of the Company.

Mr. George J. Morrow

      Mr. Morrow became Executive Vice President, Worldwide Sales and Marketing pursuant to an amended and restated offer letter, effective as of January 19, 2001. He became Executive Vice President, Global Commercial Operations in April 2003. The offer letter provided for a monthly salary of $54,167 and a $750,000 bonus that was paid within 30 days of the start of Mr. Morrow’s employment with the Company. Mr. Morrow was guaranteed a minimum incentive payment of $750,000 for each of 2001 and 2002 under the MIP. The Company will also pay Mr. Morrow a retention bonus of $200,000 on each of the first five one-year anniversaries of the start of his employment with the Company. The Company has also agreed to provide Mr. Morrow with certain non-qualified deferred compensation benefits. See “— Executive Nonqualified Retirement Plan.” In addition, the Company also agreed to maintain and pay the premiums on a term life insurance policy in the amount of $15,000,000 for Mr. Morrow’s benefit until 2006. The Company also agreed to either assume responsibility for, or provide alternative compensation with respect to, a split dollar life insurance policy provided to Mr. Morrow by his former employer. Prior to the Sarbanes-Oxley Act, the Company made a loan of $1,000,000 to Mr. Morrow. In compliance with the Sarbanes-Oxley Act, the

Company no longer makes personal loans to executive officers prohibited by such act. See “— Item 13. Certain Relationships and Related Transactions.”

      Mr. Morrow was granted an option to purchase 200,000 shares of the Company’s Common Stock on January 19, 2001 with an exercise price of $60.00 per share. The Company also agreed to grant to Mr. Morrow an option under the periodic stock option program to purchase 150,000 shares of the Company’s Common Stock in each of 2001 and 2002. On June 15, 2001, July 2, 2001 and July 1, 2002, respectively, the Company granted to Mr. Morrow an option to purchase 50,000 shares, 100,000 shares and 150,000 shares of the Company’s Common Stock with a per share exercise price of $67.06, $61.67 and $38.36, respectively.

      If, within the first five years of his employment with the Company, Mr. Morrow’s employment is terminated without cause, or he resigns from the Company due to a reduction of his duties or base salary or annual target incentive opportunity under the MIP, Mr. Morrow will be entitled to receive three years of base salary and target incentive paid monthly and health care benefits, unless such health care benefits are obtained from another employer. Mr. Morrow is also entitled to receive severance benefits under the Company’s CCS Plan in the event of a change of control of the Company.

Mr. Richard D. Nanula

      Mr. Nanula became Executive Vice President Finance, Strategy and Communications pursuant to an amended and restated offer letter, effective as of May 14, 2001. He became the Company’s Chief Financial Officer in August 2001. The offer letter provided for a monthly salary of $50,000. Prior to the Sarbanes-Oxley Act, the Company made a loan of $3,000,000 to Mr. Nanula. In compliance with the Sarbanes-Oxley Act, the Company no longer makes personal loans to executive officers prohibited by such act. See “— Item 13. Certain Relationships and Related Transactions.”

      Mr. Nanula was granted an option to purchase 200,000 shares of the Company’s Common Stock on May 16, 2001 with an exercise price of $65.00 per share. The Company also agreed to grant to Mr. Nanula an option under the periodic stock option program to purchase 150,000 shares of the Company’s Common Stock in each of 2001 and 2002. On June 15, 2001, July 2, 2001 and July 1, 2002, respectively, the Company granted to Mr. Nanula an option to purchase 50,000 shares, 100,000 shares and 150,000 shares of the Company’s Common Stock with a per share exercise price of $67.06, $61.67 and $38.36, respectively. On May 14, 2001, Mr. Nanula was also awarded 85,000 shares of restricted Common Stock of the Company in consideration of his payment of $8.50. The Company has a right to repurchase the restricted stock at the price paid by Mr. Nanula in the event that his employment is terminated for any reason other than his death or permanent and total disability. The Company’s repurchase option shall lapse with respect to the following number of shares on the following dates: 20,000 shares on May 16, 2004; 20,000 shares on May 16, 2005 and 45,000 shares on May 16, 2006.

      If, within the first five years of his employment with the Company, Mr. Nanula’s employment is terminated without cause, or he resigns from the Company due to a reduction of his duties or base salary or annual target incentive opportunity under the MIP, Mr. Nanula will be entitled to receive three years of base salary and target incentive paid monthly and health care benefits, unless such health care benefits are obtained from another employer. Mr. Nanula is also entitled to receive severance benefits under the Company’s CCS Plan in the event of a change of control of the Company.

Mr. Edward V. Fritzky

      In connection with the acquisition of Immunex Corporation by the Company, the Company and Mr. Edward V. Fritzky entered into an employment agreement effective July 15, 2002. The employment agreement was amended and restated on January 2, 2003. Pursuant to the employment agreement, Mr. Fritzky is employed by the Company as a special advisor. Mr. Fritzky is also a member of the Board of Directors. The employment agreement provides for an annual base salary of not less than $500,000 for the term of the employment agreement. Such agreement will terminate July 15, 2004. The Company has also contributed a retention bonus of $1,000,000 to a deferred compensation account established for Mr. Fritzky. The retention bonus vests as follows: $500,000 on July 15, 2003 and $250,000 on each of January 15, 2004 and

July 15, 2004. Additionally, in consideration of Mr. Fritzky’s waiver of any right to payment pursuant to the Immunex Corporation Leadership Continuity Policy, the Company made a one-time payment to Mr. Fritzky of $5.4 million.

      Mr. Fritzky was granted an option to purchase 450,000 shares of the Company’s Common Stock on July 15, 2002 with an exercise price of $31.07 per share with one third of the shares vesting upon grant and one third vesting on each of the first and second anniversaries of the date of grant. Mr. Fritzky was also awarded 100,000 shares of restricted Common Stock of the Company in consideration of his payment of $10.00. The Company has a right to repurchase the unvested restricted stock at the price paid by Mr. Fritzky in the event that his employment is terminated for any reason. Upon the grant of the restricted Common Stock, 34,000 shares became fully vested. Subject to Mr. Fritzky’s continued employment, the Company’s repurchase option for the remainder of the shares shall lapse with respect to the following number of shares on the following dates: 33,000 shares on July 15, 2003 and 33,000 shares on July 15, 2004.

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

      In the event that Mr. Fritzky’s employment is terminated for any reason during the term of his employment agreement, the Company will provide Mr. Fritzky with group welfare benefits and perquisites for three years following termination (except in the event of a termination by the Company for “cause” or by Mr. Fritzky without “good reason” as defined in the employment agreement), and outplacement services for twelve months (except in the event of Mr. Fritzky’s death). If Mr. Fritzky’s employment is terminated by the Company without “cause” or by Mr. Fritzky for “good reason”, Mr. Fritzky will be entitled to all of the benefits described in the preceding sentence, plus (i) Mr. Fritzky will receive a lump sum payment in an amount equal to all base salary due through the remainder of the term of the employment agreement, (ii) Mr. Fritzky’s retention bonus account will fully vest and be paid out, (iii) Mr. Fritzky’s restricted stock will immediately vest, and (iv) all of Mr. Fritzky’s options to purchase Company Common Stock will fully vest and become immediately exercisable. Mr. Fritzky must execute a release in favor of the Company as a condition to the receipt of these severance benefits.

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

Compensation and management development committee interlocks and insider participation

      The Company’s Compensation Committee consists of Mr. Choate, Mr. Gluck, Mr. Lazarus, Adm. Reason and Dr. Rice, all of whom are non-employee directors. Mr. Choate has an adult child and a son-in-law who are employed by the Company. See “— Certain Relationships and Related Transactions.”

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

      Under the plan, if Dr. Perlmutter is actively employed by the Company on September 16, 2007, the Company will credit a deferred compensation account with $10,000,000 for his benefit. In the event that Dr. Perlmutter’s employment with the Company is terminated without cause prior to September 16, 2007, the Company will pay to Dr. Perlmutter, between January 2 and January 31 of the year following the year in which his employment was terminated, a prorated portion of the $10,000,000. This prorated portion will be equal to the ratio of the number of full months of Dr. Perlmutter’s active employment with the Company and 80 months; provided, however, that if the termination of Dr. Perlmutter’s employment occurs within two years after a change of control of the Company, Dr. Perlmutter will receive the prorated portion described above, plus an amount equal to $10,000,000 minus the sum of the prorated portion, and an amount equal to the aggregate spread between the exercise prices of Dr. Perlmutter’s unvested Company Common Stock options which are in-the-money, and the vesting of which is accelerated by the change of control of the Company, and The Nasdaq Stock Market closing price of the Company Common Stock on the date of the change of control.

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

      Under the plan, if Mr. Morrow is actively employed by the Company on January 19, 2006, the Company will credit a deferred compensation account with $15,000,000 for his benefit. In the event that Mr. Morrow’s employment with the Company is terminated without cause prior to January 19, 2006, the Company will pay to Mr. Morrow between, January 2 and January 31 of the year following the year in which his employment was terminated, a prorated portion of the $15,000,000. This prorated portion will be equal to the ratio of the number of full months of Mr. Morrow’s active employment with the Company and 60 months; provided, however, that if the termination of Mr. Morrow’s employment occurs within two years after a change of control of the Company, Mr. Morrow will receive the prorated portion described above, plus an amount equal to $15,000,000 minus the sum of the prorated portion, and an amount equal to the aggregate spread between the exercise prices of Mr. Morrow’s unvested Common Stock options which are in-the-money, and the vesting of which is accelerated by the change of control of the Company, and The Nasdaq Stock Market closing price of the Common Stock on the date of the change of control.

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

Nonqualified deferred compensation plan

      The Amgen Nonqualified Deferred Compensation Plan (the “DCP”) was established to provide eligible participants with an opportunity to defer all or a portion of their compensation and to earn tax-deferred returns on the deferrals. Directors, executive officers, vice presidents and other key employees of the Company selected by the Compensation Committee are eligible to participate in the DCP. Directors may defer all or a portion of their retainers, chair fees and meeting fees. All other participants may defer up to a maximum of 50% of their annual base salary and up to a maximum of 100% of their annual MIP bonus, with a minimum deferral amount of $2,000. Under the DCP, the Company may, in its sole discretion, credit any amount it desires to any participant’s account.

      The DCP is an unfunded plan for tax purposes and for purposes of Title I of the Employee Retirement Income Security Act of 1974, as amended. A “rabbi trust” has been established to satisfy the Company’s obligations under the DCP.

      The Compensation Committee selects measurement funds consisting of mutual funds, insurance company funds, indexed rates or other methods for participants to choose from for the purpose of providing the basis on which gains and losses shall be attributed to account balances under the plan. Participants are entitled to select one or more measurement funds and they do not have an ownership interest in the measurement funds they select. The Compensation Committee may, in its sole discretion, discontinue, substitute, or add measurement funds at any time. Payments from the DCP are made in a lump sum or in annual installments for up to ten years at the election of the participant. In addition, participants may elect to receive a short-term payout of a deferral as soon as three years after the end of the plan year in which the deferral was made.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

      The following table sets forth certain information as of December 31, 2003 concerning the Company’s common stock that may be issued upon the exercise of options or pursuant to purchases of stock under all of the Company’s equity compensation plans approved by stockholders and equity compensation plans not approved by stockholders in effect as of December 31, 2003:

			(c)
	(a)		Number of
	Number of	(b)	Securities Remaining
	Securities to be	Weighted	Available for Future
	Issued Upon	Average	Issuance Under
	Exercise of	Exercise Price	Equity Compensation
	Outstanding	Outstanding	Plans (Excluding
	Options and	Options and	Securities Reflected
Plan Category	Rights	Rights	in Column (a))

Equity compensation plans approved by Amgen security holders:
Amended and Restated 1987 Directors’ Stock Option Plan(1)	211,200	$8.64	—
Amended and Restated 1988 Stock Option Plan(2)	63,620	$13.91	—
Amended and Restated 1991 Equity Incentive Plan	22,881,496	$43.05	39,284,456
Amended and Restated Employee Stock Purchase Plan	—	$— (3)	13,651,219

Total Approved Plans	23,156,316	$42.65	52,935,675

Equity compensation plans not approved by Amgen security holders:
Amended and Restated 1993 Equity Incentive Plan(4)	7,601,792	$24.91	145,497
Amended and Restated 1999 Equity Incentive Plan(4)	2,195,284	$48.76	15,046,523
Amended and Restated 1997 Special Non-Officer Equity Incentive Plan	62,273,783	$47.34	2,019,431

Foreign Affiliate Plans:
Amgen Limited Sharesave Plan	—	$— (5)	372,839
The Amgen Limited 2000 UK Company Employee Share Option Plan(6)	—	$—	300,000

Total Unapproved Plans	72,070,859	$45.02	17,884,290

Total All Plans	95,227,175	$44.45	70,819,965

(1)	The Amended and Restated 1987 Directors’ Stock Option Plan (the “1987 Plan”) terminated on January 27, 1997. Although there are options still outstanding under the 1987 Plan, no shares are available for issuance under this plan for future grants.

(2)	The Amended and Restated 1988 Stock Option Plan (the “1988 Plan”) terminated on March 14, 1998. Although there are options still outstanding under the 1988 Plan, no shares are available for issuance under this plan for future grants.

(3)	The purchase occurred on December 31, 2003 (the “Purchase Date”) with a purchase of an aggregate 1,230,248 shares of Common Stock comprised of 1,154,066 shares at a purchase price of $41.92 per share, and 76,182 shares at a purchase price of $52.52 per share, such purchase prices reflect the lesser of 85% of either the closing price of the Common Stock on the Purchase Date or the closing price of the Common Stock on the start date of the applicable employee’s participation in the plan.

(4)	These plans were assumed pursuant to the terms of the merger agreement between the Company and Immunex Corporation which was approved by the Company’s stockholders in May 2002. Both plans were previously approved by Immunex Corporation’s shareholders. The Amended and Restated 1993 Equity Incentive Plan terminated on March 11, 2003 and no shares are available for issuance under the 1993 Plan for future grants.

(5)	During a second offering from April 1, 2000 to March 31, 2003, 4,486 shares were purchased at a price of $57.65, which is equivalent to not less than 80% of the market value of the Company’s Common Stock determined in accordance with the Exercise Price Determination Process described below. As of December 31, 2003, there were no additional offerings under the Amgen Limited Sharesave Plan.

(6)	Although 300,000 shares of common stock are authorized for issuance under the Amgen Limited 2000 UK Company Employee Share Option Plan, no shares have been issued under this plan.

Summary of the Equity Compensation Plans Not Approved by the Stockholders

      The following is a summary of the equity compensation plans, which were in effect as of December 31, 2003 and were adopted or assumed by the Board without the approval of the Company’s stockholders:

Amended and Restated 1993 Equity Incentive Plan

      The Amended and Restated 1993 Equity Incentive Plan (formerly known as the Immunex Corporation 1993 Stock Option Plan) (the “1993 Plan”) terminated on March 11, 2003 (the “Termination Date”) and no shares are available for issuance after the Termination Date. The 1993 Plan was assumed pursuant to the terms of the merger agreement between the Company and Immunex Corporation which was approved by the Company’s stockholders in May 2002. The plan was previously approved by Immunex Corporation’s shareholders. The 1993 Plan consists of two articles — Article I which governs awards granted prior to July 15, 2002 (the “Restatement Date”) and Article II which governs awards granted on or after the Restatement Date. As the terms of options grants made pursuant to the 1993 Plan after the Restatement Date until the Termination Date are governed exclusively by Article II of the plan, the following is a description of the material provisions of Article II of the 1993 Plan as such provisions applied prior to the Termination Date. This description is qualified in its entirety by reference to the 1993 Plan itself, which was filed as an exhibit to the Company’s Form S-8 dated July 16, 2002.

      Stock Subject to the 1993 Plan. Subject to adjustments upon certain changes in the common stock, the shares available for issuance under the 1993 Plan upon exercise of the outstanding grants made pursuant to the 1993 Plan are the Company’s common stock. The number of shares authorized for issuance under the 1993 Plan is 19,510,646. Awards of (i) incentive stock options, (ii) nonqualified stock options, (iii) stock bonuses, and (iv) rights to purchase restricted stock (“Stock Award”) may be granted under the 1993 Plan.

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

      Terms of Discretionary Options. The following is a description of the permissible terms of options granted under the 1993 Plan, other than options awarded to non-employee directors which are described below under the heading “Terms of Non-Discretionary Options Awarded to Non-Employee Directors” (the options described in this section are referred to as “Discretionary Options”). Individual Discretionary Option grants may be more restrictive as to any or all of the permissible terms described below.

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

      Discretionary Options either become exercisable in cumulative increments or are exercisable in full immediately. The Board has the power to accelerate the beginning of the period during which an option may be exercised (the “vesting date”). Options granted from the Restatement Date under the 1993 Plan typically vest at the rate of 25% per year during the optionee’s employment or service as a consultant. Stock options typically provide for the acceleration of the vesting of options if the optionee voluntarily retires at or after age 60 after having been an employee of the Company or its affiliate for at least fifteen consecutive years and such retirement is not the result of permanent and total disability (“Voluntary Retirement”). Generally, if any optionee shall terminate his or her employment or relationship as a director or consultant with the Company or an affiliate due to death or disability, then, in such event, the vesting date for those Discretionary Options granted to such employee, director or consultant or to the permitted trust of such employee, director or consultant which have not vested as of the date of such employee’s, director’s or consultant’s termination for reasons of death or disability shall automatically be accelerated by twelve months for each full year of employment or relationship with the Company of such employee, director or consultant. Upon Voluntary Retirement, Discretionary Options shall not terminate until the earlier of the termination date set forth in the applicable grant agreement or three years following the date of Voluntary Retirement. The Board also has the power to accelerate the time during which a Discretionary Option may be exercised. To the extent provided by the terms of a Discretionary Option, an optionee may satisfy any federal, state or local tax withholding obligations relating to the exercise of such option by (1) a cash payment upon exercise, (2) by authorizing the Company to withhold a portion of the stock otherwise issuable to the optionee, (3) by delivering already-owned stock of the Company or (4) by a combination of these means.

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

      The purchase price of stock acquired pursuant to a stock purchase agreement must be paid in accordance with the same terms as Discretionary Options. See “Terms of Discretionary Options.”

      Shares of common stock sold or awarded under the 1993 Plan may, but need not, be subject to a repurchase option in favor of the Company in accordance with a vesting schedule determined by the Board. To the extent provided by the terms of a stock bonus or restricted stock purchase agreement, a participant may satisfy any federal, state or local tax withholding obligations relating to the lapsing of a repurchase option or vesting of a stock bonus or a restricted stock award in the same manner as that of Discretionary Options. See “Terms of Discretionary Options.”

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

      Duration, Amendment and Termination. Prior to the Termination Date, the Board may suspend or terminate the 1993 Plan without stockholder approval or ratification at any time or from time to time. The 1993 Plan terminated on March 11, 2003. No amendment, suspension or termination may impair the rights or obligations under any Stock Award except with the consent of the person to whom the Stock Award was granted.

Amended and Restated 1999 Equity Incentive Plan

      The Amended and Restated 1999 Equity Incentive Plan (formerly known as the Immunex Corporation 1999 Stock Option Plan) (the “1999 Plan”) was assumed pursuant to the terms of the merger agreement between the Company and Immunex Corporation which was approved by the Company’s stockholders in May 2002. The plan was previously approved by Immunex Corporation’s shareholders. The 1999 Plan consists of two articles — Article I which governs awards granted prior to July 15, 2002 (the “Restatement Date”) and Article II which governs awards granted on or after the Restatement Date. As the terms of options grants made pursuant to the 1999 Plan going forward are governed exclusively by Article II of the plan, the following is a description of the material provisions of Article II of the 1999 Plan. This description is qualified in its entirety by reference to the 1999 Plan itself, which was filed as an exhibit to the Company’s Form S-8 dated July 16, 2002. Except as described below, the material provisions of Article II of the 1999 Plan are substantially similar to those of Article II of the 1993 Plan described above (reference to the 1993 Plan are deemed to be replaced with references to the 1999 Plan, as applicable):

•	The 1999 Plan will terminate on July 15, 2012. No incentive stock options may be granted after February 22, 2009;

•	Subject to adjustments upon certain changes in the common stock, the number of shares authorized for issuance under Article II of the 1999 Plan is 19,267,793;

•	As of February 13, 2004, 15,053,613 shares remain available for future grants under Article II of the 1999 Plan and if any Stock Award granted under the 1999 Plan expires or otherwise terminates without having been exercised in full, the common stock not purchased under the rights issued under Article II of the 1999 Plan shall again become available for issuance under the 1999 Plan; and

•	Under Article II of the 1999 Plan, no person may receive Stock Awards for more than 649,155 shares of common stock in any calendar year.

Amended and Restated 1997 Special Non-Officer Equity Incentive Plan

      The Amended and Restated 1997 Special Non-Officer Equity Incentive Plan (the “1997 Plan”) was adopted by the Company on December 8, 1997. This description is qualified in its entirety by reference to the 1997 Plan itself, which was filed as an exhibit to the Company’s Form 10-Q for the quarter ended September 30, 2002. Except as described below, the material provisions of the 1997 Plan are substantially similar to those of Article II of the 1993 Plan described above (reference to the 1993 Plan are deemed to be replaced with references to the 1997 Plan, as applicable):

•	The 1997 Plan does not have a set termination date;

•	Officers who are appointed by the Board are excluded from the 1997 Plan;

•	The 1997 Plan does not provide for non-discretionary grants to Directors of the Company;

•	Subject to adjustments upon certain changes in the common stock, the number of shares authorized for issuance under the 1997 Plan is 89,000,000;

•	As of February 13, 2004, 2,121,655 shares remain available for future grants under the 1997 Plan and if any Stock Award granted under the 1997 Plan expires or otherwise terminates without having been exercised in full, the common stock not purchased under the rights issued under Article II of the 1997 Plan shall again become available for issuance under the 1997 Plan; and

•	Under the 1997 Plan, no person may receive Stock Awards for more than 2,000,000 shares of common stock in any calendar year.

The Amgen Limited Sharesave Plan

      The Amgen Limited Sharesave Plan (the “Sharesave Plan”) was adopted by the Board of Directors of Amgen Limited, the Company’s indirectly wholly-owned UK subsidiary, and approved by the Board of Directors of the Company in October 1998. In general, the Sharesave Plan authorizes Amgen Limited to grant options to certain employees of Amgen Limited to buy shares of the Company’s common stock during three-year offering periods through savings contributions and guaranteed company bonuses. The principal purposes of the Sharesave Plan are to provide the Company’s eligible Amgen Limited employees with benefits comparable to those received by United States employees under the Company’s Amended and Restated Employee Stock Purchase Plan through the granting of options. Under the Sharesave Plan, not more than 400,000 shares of common stock are authorized for issuance upon exercise of options subject to adjustment upon certain changes in the Company’s common stock. The Sharesave Plan is administered by the Board of Directors of Amgen Limited. Options are generally exercisable during the six months following the three year offering period at an exercise price determined by the Board, which cannot be less than 80% of the market value of the Company’s common stock determined in accordance with sections 272 and 273 of the UK Taxation of Chargeable Gains Act of 1992 (the “Act of 1992”) and agreed for the purpose of the Sharesave Plan with the Shares Valuation Division (the “Division”) of the Inland Revenue for the business day last preceding the date of invitation (the “Exercise Price Determination Process”) at the commencement of the offering. Amounts in the Sharesave Plan are paid to the participants to the extent that options are not exercised.

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

Common Stock

      The following table sets forth certain information regarding the beneficial ownership of the Company’s Common Stock as of March 9, 2004, by: (i) each director and nominee; (ii) the Company’s Chief Executive Officer and President, and each of its other four most highly compensated executive officers (collectively the “Named Executive Officers”) for the year ended December 31, 2003; and (iii) all directors and nominees, Named Executive Officers and executive officers of the Company as a group. To the Company’s knowledge, there were no holders beneficially owning more than 5% of the Company’s Common Stock as of March 9, 2004.

	Common Stock
	Beneficially Owned(1)(2)

	Number of	Percent of
Beneficial Owner	Shares	Total

David Baltimore	127,600	*
Frank J. Biondi, Jr.	92,000	*
Jerry D. Choate	144,000	*
Edward V. Fritzky(3)	1,434,526	*
Frederick W. Gluck(4)	85,000	*
Frank C. Herringer	6,365	*
Franklin P. Johnson, Jr.(5)	1,854,079	*
Steve Lazarus	266,543	*
Gilbert S. Omenn(6)	300,038	*
Judith C. Pelham	100,000	*
J. Paul Reason	92,050	*
Donald B. Rice	112,000	*
Leonard D. Schaeffer	—	*
Patricia C. Sueltz	92,000	*
Kevin W. Sharer(7)	552,511	*
George J. Morrow	230,000	*
Roger M. Perlmutter	262,750	*
Dennis M. Fenton(8)	559,396	*
Richard D. Nanula	300,000	*
All directors and nominees, Named Executive Officers and executive officers as a group (25 individuals)(3)(4)(5)(6)(7)(8)(9)	7,263,569	*

*	Less than 1%

(1)	Information in this table regarding directors and nominees, Named Executive Officers and executive officers is based on information provided by them. Unless otherwise indicated in the footnotes and subject to community property laws where applicable, each of the directors, Named Executive Officers and executive officers has sole voting and/or investment power with respect to such shares, except for Mr. Sharer and Drs. Bonanni and Fenton who have shared voting and/or investment power through their respective trusts.

(2)	Includes shares which the individuals shown have the right to acquire as of March 9, 2004, or within 60 days thereafter, pursuant to outstanding stock options and/or restricted stock grants, as follows: Dr. Baltimore 124,000 shares; Mr. Biondi 92,000 shares; Mr. Choate 140,000 shares; Mr. Fritzky 1,184,000 shares; Mr. Gluck 80,000 shares; Mr. Johnson 135,600 shares; Mr. Lazarus 117,200 shares; Dr. Omenn 135,600 shares; Ms. Pelham 96,000 shares; Adm. Reason 92,000 shares; Dr. Rice 108,000 shares; Ms. Sueltz 92,000 shares; Mr. Sharer 523,354 shares; Mr. Morrow 220,000 shares; Dr. Perlmutter 195,000 shares; Dr. Fenton 425,801 shares; Mr. Nanula 215,000 shares. Such shares are deemed to be outstanding in calculating the percentage ownership of such individual (and the group), but are not deemed to be outstanding as to any other person.

(3)	Includes 1,056 shares held by Mr. Fritzky’s children.

(4)	These shares are held by family trusts.

(5)	Includes 720,800 shares held by Asset Management Partners, a venture capital limited partnership, of which Mr. Johnson is the general partner. As the general partner, Mr. Johnson may be deemed to have voting and investment power as to all of these shares, and therefore may be deemed to be a beneficial owner of such shares. Excludes 848,888 shares held by Mr. Johnson’s wife; Mr. Johnson disclaims beneficial ownership of such shares.

(6)	Includes 5,250 shares held by one of Dr. Omenn’s children.

(7)	Includes 19,301 shares held by a family trust.

(8)	Includes 133,595 shares held by family trusts.

(9)	Includes 1,100 shares held by Dr. Fabrizio Bonanni’s children and 6,901 shares held by a family trust.

Contractual Contingent Payment Rights

      In 1993, the Company exercised its option to purchase the Class A and Class B limited partnership interests of Amgen Clinical Partners, L.P. (the “Partnership”), a limited partnership previously formed to develop and commercialize products from certain technologies for human pharmaceutical use in the United States. As a result of the Company exercising such option, each then-holder of a limited partnership interest in the Partnership acquired contractual contingent payment rights based on the number of such holder’s interests. The contractual contingent payment rights are not voting securities but entitle the holders thereof to receive quarterly payments, subject to certain adjustments, equal to a stated percentage of the Company’s sales of certain products in specified geographic areas. In 2003, holders earned $166,919 for each whole contractual contingent payment right held. The following table sets forth certain information regarding the ownership of the Company’s contractual contingent payment rights as of March 9, 2004, by: (i) each director or nominee; (ii) each of the Named Executive Officers; (iii) all directors and nominees, Named Executive Officers and executive officers as a group; and (iv) holders known by the Company to be beneficial owners of more than 5%:

Contractual Contingent
Payment Rights
Beneficially Owned(1)

	Number of	Percent of
Beneficial Owner	Rights	Total

PaineWebber Development Corp.(2)	88.0	10.5
1285 Avenue of the Americas, 13th Floor New York, NY 10017
Royalty Pharma Finance Trust	64.7	7.7
c/o RP Management LLC as Administrator 675 Third Avenue, Suite 3000 New York, NY 10019
Frank J. Biondi, Jr.	—	*
Jerry D. Choate	—	*
Edward V. Fritzky	—	*
Frederick W. Gluck	—	*
Frank C. Herringer	—	*
Franklin P. Johnson, Jr.(3)	4.0	*
Gilbert S. Omenn	0.5	*
Judith C. Pelham	—	*
J. Paul Reason	—	*
Donald B. Rice	—	*
Leonard D. Schaeffer	—	*
Patricia C. Sueltz	—	*
Kevin W. Sharer	—	*
George J. Morrow	—	*
Roger M. Perlmutter	—	*
Dennis M. Fenton	—	*
Richard D. Nanula	—	*
All directors and nominees, Named Executive Officers and executive officers as a group (25 individuals)(3)	4.5	*

*	Less than 1%

(1)	Information regarding directors and nominees, Named Executive Officers, executive officers and beneficial owners of more than 5% of the Company’s contractual contingent payment rights is based on information provided by them. Unless otherwise indicated in the footnotes and subject to community property laws where applicable, each holder of a contractual contingent payment right(s) has sole investment power with respect to such right(s) beneficially owned. Contractual contingent payment rights have no voting rights.

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

Loans to Executive Officers

      As a result of the Sarbanes-Oxley Act of 2002, the Company no longer makes personal loans to executive officers that are prohibited by such act. Prior to the Sarbanes-Oxley Act, the Company had made personal loans to the executive officers of the Company listed below, generally in connection with their relocation closer to the Company. The annual interest rate on the loans to each officer, except the loan to Mr. Nanula, was 3.0% during the year ended December 31, 2003 and will be 3.0% for the year ending December 31, 2004. These interest rates are established and adjusted annually based on the average introductory rates on adjustable loans offered by California banks and savings and loans. The loan to Mr. Nanula is fixed at 5.0% for the term of the loan.

				Largest
				Aggregate	Aggregate
				Indebtedness	Outstanding
			Original	Since	Indebtedness
			Amount of	January 1,	at March 1,
Name	Date of Loan		Loan ($)	2003 ($)	2004 ($)

Fabrizio Bonanni(1)	August 1999		250,000	100,000	50,000
Fabrizio Bonanni	October 1999		250,000	250,000	250,000
Hassan Dayem	July 2002		500,000	500,000	500,000
Brian M. McNamee	May 2001		500,000	500,000	500,000
Joseph P. Miletich	October 2002	(2)	824,918	824,918	824,918
George J. Morrow	March 2001		1,000,000	1,000,000	750,000
Richard D. Nanula	June 2001		3,000,000	3,175,000	3,100,000
Roger M. Perlmutter	June 2001		1,000,000	1,000,000	1,000,000
Beth C. Seidenberg	March 2002		1,000,000	1,000,000	1,000,000

(1)	The Company will forgive 20% of the loan principal on each anniversary of Dr. Bonanni’s employment until no amount remains outstanding under the loan; interest payments will be reduced correspondingly. Dr. Bonanni commenced employment with the Company in April 1999.

(2)	In March 2002 in connection with his employment by the Company, the Company entered into a letter agreement with Dr. Miletich that required the Company to make a five-year adjustable rate loan for Dr. Miletich’s anticipated purchase of a new primary residence. The Company funded the loan in accordance with its obligations under the letter agreement in October 2002.

Philanthropy

      In 2000, the Company established a $2 million endowed professorship at the California Institute of Technology (“Cal Tech”) in honor of Gordon Binder, the Company’s former Chairman and Chief Executive Officer. As of December 31, 2003, the Company has paid $1,500,000 under this endowment. Dr. Baltimore, a member of the Board since June 1999, has been the President of Cal Tech since December 1996.

      The Amgen Foundation (the “Foundation”) supports causes dedicated to enriching the quality of life in the community and makes contributions to regional and national nonprofit organizations that complement Amgen’s dedication to significantly improving people’s lives. In furtherance of these efforts, during fiscal year 2003, the Foundation made a charitable grant of $500,000 to The UCSB Foundation, on whose Board of Trustees Mr. Gluck, a member of the Board, serves; a charitable grant of $1,035,892 to the California Science Center, on whose Board of Directors Dr. Fabrizio Bonanni, Senior Vice President, Manufacturing, serves; and a charitable grant of $250,000 to the Children’s Hospital of Los Angeles, on whose Board of Trustees Dr. Joseph P. Miletich, Senior Vice President, Research and Preclinical Development, serves.

Other Relationships

      Amy Choate and Charles Lear, daughter and son-in-law, respectively, of Mr. Choate, a member of the Board of Directors, are employed by the Company as a human resources manager and as a manager of information systems communications, respectively. In 2003, Ms. Choate and Mr. Lear were paid $124,561 and $109,771, respectively, in salary and bonus. In 2003, Ms. Choate and Mr. Lear also participated in the Company’s periodic stock option program.

      On March 2, 2001, the Company signed a letter agreement with Dr. Joan Kreiss, the spouse of Dr. Perlmutter, Executive Vice President, Research and Development, regarding possible funding of research grants for certain scientific work conducted by Dr. Kreiss. Under the terms of the letter agreement, if Dr. Kreiss relocates to Southern California, the Company will work with Dr. Kreiss and any new university with which she affiliates to try to obtain fellowships or grants to replace those that Dr. Kreiss is unable to transfer, if any. In addition, if replacement fellowships or grants cannot be obtained from other sources, the Company, as part of its general scientific research mission or through its charitable contribution programs, will work with Dr. Kreiss and the new university with which she affiliates to fund any deficits or grants which are attributable to fellowships or grants that she is not able to transfer, up to an amount not to exceed $1,250,000 per year for a period of five years from the date that Dr. Kreiss assumes a new position in Southern California. The Company has not funded any amounts pursuant to this agreement.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Auditors

      The following summarizes the fees paid to Ernst & Young LLP (“Ernst & Young”) for the years ended December 31, 2003 and 2002:

	2003	2002

Audit	$2,215,000	$2,662,000
Audit-Related	615,000	176,000
Tax	1,760,000	1,288,000
All Other	15,000	13,000

Total Fees	$4,605,000	$4,139,000

      Audit-Related fees are primarily attributable to audits of affiliated companies and of the Company’s retirement plans. The 2003 Audit-Related fees also include amounts for audits of third party royalties owed to the Company. Tax fees are primarily attributable to various corporate tax planning activities and expatriate tax compliance. All Other fees are attributable to the Company’s subscription to an Ernst & Young online service used for accounting research purposes. Ernst & Young did not perform any professional services with respect to information systems design and implementation for the years ended December 31, 2003 and 2002. The Audit Committee has considered whether the Audit-Related, Tax and All Other services provided by Ernst & Young are compatible with maintaining that firm’s independence.

      From and after the effective date of the SEC rule requiring Audit Committee pre-approval of all audit and permissible non-audit services provided by independent auditors, the Audit Committee has pre-approved all audit and permissible non-audit services provided by Ernst & Young.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a)1.     Index to Financial Statements

      The following Financial Statements are included herein:

Page
Number

Report of Ernst & Young LLP, Independent Auditors	F-1
Consolidated Statements of Operations for each of the three years in the period ended December 31, 2003	F-2
Consolidated Balance Sheets at December 31, 2003 and 2002	F-3
Consolidated Statements of Stockholders’ Equity for each of the three years in the period ended December 31, 2003	F-4
Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2003	F-5
Notes to Consolidated Financial Statements	F-6 - F-30

      (a)2.     Index to Financial Statement Schedules

      The following Schedule is filed as part of this Form 10-K Annual Report:

Page
Number

II. Valuation Accounts	F-31

      All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated statements or notes thereto.

      (a)3.     Exhibits

Exhibit No.	Description

2.1	Amended and Restated Agreement and Plan of Merger, dated as of December 16, 2001, by and among Amgen Inc., AMS Acquisition Inc., and Immunex Corporation.(28)
2.2	First Amendment to Amended and Restated Agreement and Plan of Merger, dated as of July 15, 2002(30)
3.1	Restated Certificate of Incorporation as amended.(9)
3.2	Amended and Restated Bylaws of Amgen Inc. (as amended and restated May 14, 2003).(40)
3.3	Certificate of Amendment of Restated Certificate of Incorporation.(17)
3.4	Certificate of Designations of Series A Junior Participating Preferred Stock.(20)
4.1	Indenture dated January 1, 1992 between the Company and Citibank N.A., as trustee.(3)
4.2	First Supplement to Indenture, dated February 26, 1997 between the Company and Citibank N.A., as trustee.(6)
4.3	Officer’s Certificate pursuant to Sections 2.1 and 2.3 of the Indenture, as supplemented, establishing a series of securities “8 1/8% Debentures due April 1, 2097.”(8)
4.4	8 1/8% Debentures due April 1, 2097.(8)
4.5	Form of stock certificate for the common stock, par value $.0001 of the Company.(9)
4.6	Officer’s Certificate pursuant to Sections 2.1 and 2.3 of the Indenture, dated as of January 1, 1992, as supplemented by the First supplemental Indenture, dated as of February 26, 1997, each between the Company and Citibank, N.A., as Trustee, establishing a series of securities entitled “6.50% Notes Due December 1, 2007”.(11)
4.7	6.50% Notes Due December 1, 2007 described in Exhibit 4.6.(11)

Exhibit No.		Description

4.8		Corporate Commercial Paper — Master Note between and among Amgen Inc., as Issuer, Cede & Co., as nominee of The Depository Trust Company and Citibank, N.A. as Paying Agent.(12)
4.9		Shareholders’ Rights Agreement dated as of December 16, 2001 by and among Amgen Inc., Wyeth (formerly American Home Products Corporation), MDP Holdings, Inc., and Lederle Parenterals, Inc.(25)
4.10		Indenture, dated as of March 1, 2002, between Amgen Inc. and LaSalle Bank National Association.(27)
4.11		Form of Liquid Yield Option™ Note due 2032.(27)
4.12		Registration Rights Agreement, dated as of March 1, 2002, between Amgen Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated.(27)
10	.1†	Company’s Amended and Restated 1991 Equity Incentive Plan, effective March 2003.(39)
10	.2†	Company’s Amended and Restated 1997 Equity Incentive Plan, effective July 15, 2002.(40)
10.3		Shareholder’s Agreement of Kirin-Amgen, Inc., dated May 11, 1984, between the Company and Kirin Brewery Company, Limited.(20)
10.4		Amendment Nos. 1, 2, and 3, dated March 19, 1985, July 29, 1985 and December 19, 1985, respectively, to the Shareholder’s Agreement of Kirin-Amgen, Inc., dated May 11, 1984.(17)
10.5		Product License Agreement, dated September 30, 1985, and Technology License Agreement, dated, September 30, 1985 between the Company and Ortho Pharmaceutical Corporation.(17)
10.6		Product License Agreement, dated September 30, 1985, and Technology License Agreement, dated September 30, 1985 between Kirin-Amgen, Inc. and Ortho Pharmaceutical Corporation.(17)
10	.7†	Company’s Amended and Restated Employee Stock Purchase Plan.(17)
10.8		Research, Development Technology Disclosure and License Agreement PPO, dated January 20, 1986, by and between the Company and Kirin Brewery Co., Ltd.(1)
10.9		Amendment Nos. 4 and 5, dated October 16, 1986 (effective July 1, 1986) and December 6, 1986 (effective July 1, 1986), respectively, to the Shareholders Agreement of Kirin-Amgen, Inc. dated May 11, 1984.(20)
10.10		Assignment and License Agreement, dated October 16, 1986, between the Company and Kirin-Amgen, Inc.(20)
10.11		G-CSF European License Agreement, dated December 30, 1986, between Kirin-Amgen, Inc. and the Company.(20)
10	.12†*	Company’s Retirement and Savings Plan (as amended and restated effective January 1, 2003).
10	.13†	Company’s Amended and Restated 1988 Stock Option Plan.(5)
10	.14†*	First Amendment to the Amgen Nonqualified Deferred Compensation Plan.
10.15		Amendment, dated June 30, 1988, to Research, Development, Technology Disclosure and License Agreement: GM-CSF dated March 31, 1987, between Kirin Brewery Company, Limited and the Company.(2)
10.16		ENBREL® Supply Agreement, dated April 12, 2002, between Immunex Corporation and Genentech, Inc. (with certain confidential information deleted therefrom).(31)
10.17		Partnership Purchase Agreement, dated March 12, 1993, between the Company, Amgen Clinical Partners, L.P., Amgen Development Corporation, the Class A limited partners and the Class B limited partner.(4)
10	.18†	Amgen Inc. Supplemental Retirement Plan (As Amended and Restated Effective November 1, 1999).(16)
10	.19†	First Amendment to Amgen Inc. Change of Control Severance Plan.(17)
10	.20†	Amended and Restated Amgen Performance Based Management Incentive Plan.(15)

Exhibit No.		Description

10.21		Credit Agreement, dated as of May 28, 1998, among Amgen Inc., the Borrowing Subsidiaries named therein, the Banks named therein, Citibank, N.A., as Issuing Bank, and Citicorp USA, Inc., as Administrative Agent.(13)
10.22		G-CSF United States License Agreement dated June 1, 1987 (effective July 1, 1986) between Kirin-Amgen, Inc. and the Company.(20)
10.23		Amendment No. 1 dated October 20, 1988 to Kirin-Amgen, Inc./ Amgen G-CSF United States License Agreement dated June 1, 1987 (effective July 1, 1986).(20)
10.24		Amendment No. 2 dated October 17, 1991 (effective November 13, 1990) to Kirin-Amgen, Inc./ Amgen G-CSF United States License Agreement dated June 1, 1987 (effective July 1, 1986).(20)
10.25		Amendment No. 10 dated March 1, 1996 to the Shareholders’ Agreement of Kirin-Amgen, Inc. dated May 11, 1984.(20)
10	.26†	Amgen Inc. Change of Control Severance Plan effective as of October 20, 1998.(14)
10.27		Preferred Share Rights Agreement, dated as of December 12, 2000, between Amgen Inc. and American Stock Transfer and Trust Company, as Rights Agent.(19)
10	.28†	First Amendment, effective January 1, 1998, to the Company’s Amended and Restated Employee Stock Purchase Plan.(10)
10.29		Amendment No. 11 dated March 20, 2000 to the Shareholders’ Agreement of Kirin-Amgen, Inc. dated May 11, 1984.(20)
10	.30†	Agreement between Amgen Inc. and Dr. Fabrizio Bonanni, dated March 3, 1999.(16)
10.31		Amendment No. 1 dated June 1, 1987 to Kirin-Amgen, Inc./ Amgen G-CSF European License Agreement dated December 30, 1986.(20)
10.32		Amendment No. 2 dated March 15, 1988 to Kirin-Amgen, Inc./ Amgen G-CSF European License Agreement dated December 30, 1986.(20)
10.33		Amendment No. 3 dated October 20, 1988 to Kirin-Amgen, Inc./ Amgen G-CSF European License Agreement dated December 30, 1986.(20)
10.34		Amendment No. 4 dated December 29, 1989 to Kirin-Amgen, Inc./ Amgen G-CSF European License Agreement dated December 30, 1986.(20)
10	.35†	Company’s Amended and Restated 1987 Directors’ Stock Option Plan.(7)
10	.36†	Amgen Inc. Amended and Restated 1993 Equity Incentive Plan (formerly known as the Immunex Corporation 1993 Stock Option Plan).(39)
10	.37†	Amgen Inc. Executive Incentive Plan.(28)
10	.38†	Promissory Note of Dr. Fabrizio Bonanni, dated August 7, 1999.(16)
10	.39†	Promissory Note of Dr. Fabrizio Bonanni, dated October 29, 1999.(16)
10	.40†	2002 Special Severance Pay Plan for Amgen Employees.(35)
10	.41†	Agreement between Amgen Inc. and Mr. Gordon M. Binder, dated May 10, 2000.(17)
10.42		Amendment No. 6 dated May 11, 1984 to the Shareholders’ Agreement of Kirin-Amgen, Inc. dated May 11, 1984.(20)
10.43		Amendment No. 7 dated July 17, 1987 (effective April 1, 1987) to the Shareholders’ Agreement of Kirin-Amgen, Inc. dated May 11, 1984.(20)
10.44		Amendment No. 8 dated May 28, 1993 (effective November 13, 1990) to the Shareholders’ Agreement of Kirin-Amgen, Inc. dated May 11, 1984.(20)
10.45		Amendment No. 9 dated December 9, 1994 (effective June 14, 1994) to the Shareholders’ Agreement of Kirin-Amgen, Inc. dated May 11, 1984.(20)
10	.46†	Agreement between Amgen Inc. and Mr. George J. Morrow, dated March 3, 2001.(21)
10	.47†	Promissory Note of Mr. George J. Morrow, dated March 11, 2001.(21)
10	.48†	Agreement between Amgen Inc. and Dr. Roger M. Perlmutter, M.D., Ph.D., dated March 5, 2001.(21)

Exhibit No.		Description

10	.49†	Agreement between Amgen Inc. and Mr. Brian McNamee, dated May 5, 2001.(22)
10	.50†	Agreement between Amgen Inc. and Mr. Richard Nanula, dated May 15, 2001.(22)
10	.51†	Promissory Note of Mr. Richard Nanula, dated June 27, 2001.(22)
10	.52†	Promissory Note of Dr. Roger M. Perlmutter, dated June 29, 2001.(22)
10	.53*	Amendment No. 1 to ENBREL® Supply Agreement, effective as of September 20, 2002 (with certain confidential information deleted therefrom).
10	.54†	Second Amendment to the Amgen Inc. Change of Control Severance Plan.(23)
10	.55†	First Amendment to the Amgen Supplemental Retirement Plan as amended and restated effective November 1, 1999.(23)
10	.56†	Agreement between Amgen Inc. and Dr. George Morstyn, dated July 19, 2001.(23)
10	.57†	Promissory Note of Mr. Brian McNamee, dated May 30, 2001.(23)
10	.58†	Restricted Stock Purchase Agreement between Amgen Inc. and Mr. Richard Nanula, dated May 16, 2001.(23)
10	.59†	Restricted Stock Purchase Agreement between Amgen Inc. and Dr. Roger M. Perlmutter, dated January 8, 2001.(23)
10	.60†	Agreement between Amgen Inc. and Dr. Beth C. Seidenberg, dated December 21, 2001.(26)
10	.61†	Amendment to Agreement between Amgen Inc. and Dr. Beth C. Seidenberg, dated December 21, 2001.(26)
10	.62†	Second Amendment to the Amgen Supplemental Retirement Plan (As Amended and Restated Effective November 1, 1999), effective January 1, 2002.(26)
10	.63*	Amendment No. 2 to ENBREL® Supply Agreement, effective as of July 16, 2002.
10	.64†	Amgen Inc. Executive Nonqualified Retirement Plan, effective January 1, 2001.(26)
10	.65†	Nonqualified Deferred Compensation Plan, effective January 1, 2002.(26)
10.66		Shareholder voting agreement dated as of December 16, 2001 by and among Amgen Inc., Wyeth (formerly American Home Products Corporation), MDP Holdings, Inc., and Lederle Parenterals, Inc.(24)
10	.67†	Agreement between Amgen Inc. and Dr. Joseph Miletich, dated March 22, 2002.(29)
10	.68†	Restricted Stock Purchase Agreement between Amgen Inc. and Dr. Joseph Miletich, dated April 1, 2002.(29)
10.69		Amended and Restated Promotion Agreement by and between Immunex Corporation, Wyeth (formerly American Home Products Corporation) and Amgen Inc. dated December 16, 2001 (with certain confidential information deleted therefrom).(28)
10.70		Agreement Regarding Governance and Commercial Matters by and among Wyeth (formerly American Home Products Corporation), American Cyanamid Company and Amgen Inc. dated December 16, 2001 (with certain confidential information deleted therefrom).(28)
10	.71†	Amgen Inc. Amended and Restated 1999 Equity Incentive Plan (formerly known as the Immunex Corporation 1999 Stock Option Plan).(32)
10	.72†	Amgen Inc. Amended and Restated 1999 Stock Purchase Plan (formerly known as the Immunex Corporation 1999 Stock Purchase Plan).(32)
10	.73†	Immunex Corporation Stock Option Plan for Nonemployee Directors, as amended.(32)
10	.74†	Amgen Inc. Profit Sharing 401(k) Plan and Trust (formerly know as the Immunex Corporation Profit Sharing 401(k) Plan and Trust).(32)
10.75		ENBREL® Supply Agreement among Immunex Corporation, American Home Products Corporation and Boehringer Ingelheim Pharma KG, dated as of November 5, 1998 (with certain confidential information deleted therefrom).(33)
10.76		Amendment No. 1 to the ENBREL® Supply Agreement among Immunex Corporation, American Home Products Corporation and Boehringer Ingelheim Pharma KG, dated June 27, 2000 (with certain confidential information deleted therefrom).(34)

Exhibit No.		Description

10.77		Amendment No. 2 to the ENBREL® Supply Agreement among Immunex Corporation, American Home Products Corporation and Boehringer Ingelheim Pharma KG, dated June 3, 2002 (with certain confidential information deleted therefrom).(35)
10.78		Asset Purchase Agreement, dated May 2, 2002, by and between Immunex Corporation and Schering Aktiengesellschaft (with certain confidential information deleted therefrom).(35)
10.79		Amendment No. 1 to the Asset Purchase Agreement dated as of September 25, 2002, by and between Immunex Corporation and Schering Aktiengesellschaft.(35)
10.80		Amendment No. 2 to the Asset Purchase Agreement dated as of July 17, 2002, by and between Immunex Corporation and Schering Aktiengesellschaft.(35)
10	.81†	Promissory Note of Ms. Beth Seidenberg, dated March 20, 2002.(35)
10	.82†	Agreement between Amgen Inc. and Edward Fritzky, dated July 15, 2002.(35)
10	.83†	Restricted Stock Purchase Agreement between Amgen Inc. and Edward Fritzky, dated July 15, 2002.(35)
10	.84†	Stock Option Agreement between Amgen Inc. and Edward Fritzky, dated July 15, 2002.(35)
10	.85†	Agreement between Amgen Inc. and Dr. Douglas Williams, dated July 15, 2002.(35)
10	.86†	Promissory Note of Dr. Hassan Dayem, dated July 10, 2002.(35)
10.87		Amendment No. 3 to the ENBREL® Supply Agreement among Immunex Corporation, American Home Products Corporation and Boehringer Ingelheim Pharma KG, dated December 18, 2002 (with certain confidential information deleted therefrom).(38)
10	.88†	Amgen Limited Sharesave Plan.(37)
10	.89†	Amgen Limited 2000 UK Company Employee Share Option Plan.(38)
10	.90†	Restricted Stock Purchase Agreement between Amgen Inc. and Dr. Beth C. Seidenberg, dated January 14, 2002 and First Amendment thereto dated September 20, 2002.(38)
10	.91†	Restricted Stock Purchase Agreement between Amgen Inc. and Brian M. McNamee, dated March 3, 2003.(40)
10	.92*	Amendment No. 3 to ENBREL® Supply Agreement, effective as of March 26, 2003 (with certain confidential information deleted therefrom).
10	.93*	Amendment No. 4 to ENBREL® Supply Agreement, effective as of October 31, 2003 (with certain confidential information deleted therefrom).
10	.94*	Description of Amendment No. 1 to Amended and Restated Promotion Agreement, effective as of July 8, 2003 (with certain confidential information deleted therefrom).
10	.95†*	Amended and Restated Agreement between Amgen Inc. and David J. Scott, dated February 16, 2004.
10	.96†*	Amgen Inc. Director Equity Incentive Program, effective as of December 9, 2003.
10	.97†*	Form of Restricted Stock Unit Agreement.
10	.98†*	Amgen Inc. Performance Award Program, effective as of December 9, 2003.
10	.99†*	Form of Performance Unit Agreement.
21*		Subsidiaries of the Company.
23		Consent of Ernst & Young LLP, Independent Auditors. The consent set forth on page 94 is incorporated herein by reference.
24		Power of Attorney. The Power of Attorney set forth on page 93 is incorporated herein by reference.
31*		Rule 13a-14(a) Certifications.
32**		Section 1350 Certifications.

(* = filed herewith)

(** = furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended)

(† = management contract or compensatory plan or arrangement.)

(1)	Filed as an exhibit to Amendment No. 1 to Form S-1 Registration Statement (Registration No. 33-3069) on March 11, 1986 and incorporated herein by reference.

(2)	Filed as an exhibit to Form 8 amending the Quarterly Report on Form 10-Q for the quarter ended June 30, 1988 on August 25, 1988 and incorporated herein by reference.

(3)	Filed as an exhibit to Form S-3 Registration Statement dated December 19, 1991 and incorporated herein by reference.

(4)	Filed as an exhibit to the Form 8-A dated March 31, 1993 and incorporated herein by reference.

(5)	Filed as an exhibit to the Form 10-Q for the quarter ended September 30, 1996 on November 5, 1996 and incorporated herein by reference.

(6)	Filed as an exhibit to the Form 8-K Current Report dated March 14, 1997 on March 14, 1997 and incorporated herein by reference.

(7)	Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1996 on March 24, 1997 and incorporated herein by reference.

(8)	Filed as an exhibit to the Form 8-K Current Report dated April 8, 1997 on April 8, 1997 and incorporated herein by reference.

(9)	Filed as an exhibit to the Form 10-Q for the quarter ended March 31, 1997 on May 13, 1997 and incorporated herein by reference.

(10)	Filed as an exhibit to the Form 10-Q for the quarter ended June 30, 1997 on August 12, 1997 and incorporated herein by reference.

(11)	Filed as an exhibit to the Form 8-K Current Report dated and filed on December 5, 1997 and incorporated herein by reference.

(12)	Filed as an exhibit to the Form 10-Q for the quarter ended March 31, 1998 on May 13, 1998 and incorporated herein by reference.

(13)	Filed as an exhibit to the Form 10-Q for the quarter ended June 30, 1998 on August 14, 1998 and incorporated herein by reference.

(14)	Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1998 on March 16, 1999 and incorporated herein by reference.

(15)	Filed as an exhibit to the Form 10-Q for the quarter ended June 30, 1999 on August 3, 1999 and incorporated herein by reference.

(16)	Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1999 on March 7, 2000 and incorporated herein by reference.

(17)	Filed as an exhibit to the Form 10-Q for the quarter ended June 30, 2000 on August 1, 2000 and incorporated herein by reference.

(18)	Filed as an exhibit to the Form 10-Q for the quarter ended September 30, 2000 on November 14, 2000 and incorporated herein by reference.

(19)	Filed as an exhibit to the Form 8-K Current Report dated December 13, 2000 on December 18, 2000 and incorporated herein by reference.

(20)	Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2000 on March 7, 2001 and incorporated herein by reference.

(21)	Filed as an exhibit to the Form 10-Q for the quarter ended March 31, 2001 on May 14, 2001 and incorporated herein by reference.

(22)	Filed as an exhibit to the Form 10-Q for the quarter ended June 30, 2001 on July 27, 2001 and incorporated herein by reference.

(23)	Filed as an exhibit to the Form 10-Q for the quarter ended September 30, 2001 on October 26, 2001 and incorporated herein by reference.

(24)	Filed as an exhibit to the Form 8-K Current Report dated December 16, 2001 on December 17, 2001 and incorporated herein by reference.

(25)	Filed as an exhibit to the Form S-4 Registration Statement dated January 31, 2002 and incorporated herein by reference.

(26)	Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2001 on February 26, 2002 and incorporated herein by reference.

(27)	Filed as an exhibit to the Form 8-K Current Report dated February 21, 2002 on March 1, 2002 and incorporated herein by reference.

(28)	Filed as an exhibit to Amendment No. 1 to the Form S-4 Registration Statement dated March 22, 2002 and incorporated herein by reference.

(29)	Filed as an exhibit to the Form 10-Q for the quarter ended March 31, 2002 on April 29, 2002 and incorporated herein by reference.

(30)	Filed as an exhibit to the Post-Effective Amendment No. 1 to the Form S-4 Registration Statement dated July 15, 2002 and incorporated herein by reference.

(31)	Filed as an exhibit to Form 8-K Current Report of Immunex Corporation dated April 12, 2002 on May 7, 2002 and incorporated herein by reference.

(32)	Filed as an exhibit to the Form S-8 dated July 16, 2002 and incorporated herein by reference.

(33)	Filed as an exhibit to the Annual Report on Form 10-K of Immunex Corporation for the year ended December 31, 1998.

(34)	Filed as an exhibit to the Form 10-Q of Immunex Corporation for the quarter ended June 30, 2000.

(35)	Filed as an exhibit to the Form 10-Q for the quarter ended June 30, 2002 on August 13, 2002 and incorporated herein by reference.

(36)	Filed as an exhibit to the Form 10-Q for the quarter ended September 30, 2002 on November 5, 2002 and incorporated herein by reference.

(37)	Filed as an exhibit to the Form S-8 dated March 17, 1999 and incorporated herein by reference.

(38)	Filed as an exhibit to the Form 10-K for the year ended December 31, 2002 on March 10, 2003 and incorporated herein by reference.

(39)	Filed as an exhibit to the Form 10-Q for the quarter ended March 31, 2003 on May 2, 2003 and incorporated herein by reference.

(40)	Filed as an exhibit to the Form 10-Q for the quarter ended June 30, 2003 on July 30, 2003 and incorporated herein by reference.

      (b) Reports on Form 8-K

      The Company furnished, but did not file, one Current Report on Form 8-K during the three months ended December 31, 2003. The report dated October 27, 2003 contained the Company’s press release announcing its earnings for the three months ended September 30, 2003.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMGEN INC.
(Registrant)

Date: 3/11/04

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

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ KEVIN W. SHARER Kevin W. Sharer	Chairman of the Board, Chief Executive Officer and President, and Director (Principal Executive Officer)	3/11/04

/s/ RICHARD D. NANULA Richard D. Nanula	Executive Vice President, Finance, Strategy and Communications, and Chief Financial Officer	3/11/04

/s/ BARRY D. SCHEHR Barry D. Schehr	Senior Director Finance and Chief Accounting Officer	3/11/04

/s/ DAVID BALTIMORE David Baltimore	Director	3/11/04

/s/ FRANK J. BIONDI, JR. Frank J. Biondi, Jr.	Director	3/11/04

/s/ JERRY D. CHOATE Jerry D. Choate	Director	3/11/04

/s/ EDWARD V. FRITZKY Edward V. Fritzky	Director	3/11/04

/s/ FREDERICK W. GLUCK Frederick W. Gluck	Director	3/11/04

/s/ FRANKLIN P. JOHNSON, JR. Franklin P. Johnson, Jr.	Director	3/11/04

/s/ STEVEN LAZARUS Steven Lazarus	Director	3/11/04

/s/ GILBERT S. OMENN Gilbert S. Omenn	Director	3/11/04

/s/ JUDITH C. PELHAM Judith C. Pelham	Director	3/11/04

/s/ J. PAUL REASON J. Paul Reason	Director	3/11/04

Signature	Title	Date

/s/ DONALD B. RICE Donald B. Rice	Director	3/11/04

/s/ PATRICIA C. SUELTZ Patricia C. Sueltz	Director	3/11/04

Leonard D. Schaeffer	Director

CONSENT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

      We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 33-5111) pertaining to the 1984 Stock Option Plan, 1981 Incentive Stock Option Plan and Nonqualified Stock Option Plan of Amgen Inc., in the Registration Statement (Form S-8 No. 33-24013) pertaining to the Amended and Restated 1988 Stock Option Plan of Amgen Inc., in the Registration Statement (Form S-8 No. 33-39183) pertaining to the Amended and Restated Employee Stock Purchase Plan, in the Registration Statement (Form S-8 No. 33-39104) pertaining to the Amended and Restated Amgen Retirement and Savings Plan, in the Registration Statements (Form S-3/ S-8 No. 33-29791 and Form S-8 No. 33-42501) pertaining to the Amended and Restated 1987 Directors’ Stock Option Plan, in the Registration Statement (Form S-8 No. 33-42072) pertaining to the Amgen Inc. Amended and Restated 1991 Equity Incentive Plan, in the Registration Statement (Form S-8 No. 33-47605) pertaining to the Retirement and Savings Plan for Amgen Puerto Rico, Inc., in the Registration Statement (Form S-8 No. 333-44727) pertaining to the Amgen Inc. 1997 Special Non-Officer Equity Incentive Plan, in the Registration Statement (Form S-3 No. 333-19931) of Amgen Inc., in the Registration Statement (Form S-3 No. 333-40405) of Amgen Inc., in the Registration Statement (Form S-8 No. 333-62735) pertaining to the Amgen Inc. Amended and Restated 1997 Special Non-Officer Equity Incentive Plan, in the Registration Statement (Form S-3 No. 333-53929) pertaining to the Amgen Inc. 1997 Special Non-Officer Equity Incentive Plan, the Amgen Inc. Amended and Restated 1991 Equity Incentive Plan, the Amended and Restated 1988 Stock Option Plan of Amgen Inc. and the Amended and Restated 1987 Directors’ Stock Option Plan, in the Registration Statement (Form S-8 No. 333-74585) pertaining to the Amgen Limited Sharesave Plan, in the Registration Statement (Form S-8 No. 333-81284) pertaining to the Amgen Nonqualified Deferred Compensation Plan, in the Registration Statement (Form S-8 No. 333-56672) pertaining to the Amended and Restated 1997 Special Non-Officer Equity Incentive Plan, in the Registration Statement (Form S-3 No. 333-56664 and Amendment No. 1 thereto) pertaining to the Amgen Inc. 1997 Special Non-Officer Equity Incentive Plan, the Amgen Inc. Amended and Restated 1991 Equity Incentive Plan, the Amended and Restated 1988 Stock Option Plan of Amgen Inc., and the Amended and Restated 1987 Directors’ Stock Option Plan, in the Registration Statement (Form S-8 No. 333-83824) pertaining to the Amgen Inc. Amended and Restated 1997 Special Non-Officer Equity Incentive Plan, in the Registration Statement (Form S-3 No. 333-88834) pertaining to Amgen Inc.’s Liquid Yield Option™ Notes, in the Registration Statement (Form S-3 No. 333-92450 and Amendment No. 1 thereto) pertaining to Amgen Inc.’s Common Stock, in the Registration Statement (Form S-8 No. 333-92424 and Amendment No. 1 thereto) pertaining to the Amgen Inc. Amended and Restated 1993 Equity Incentive Plan (formerly known as the Immunex Corporation 1993 Stock Option Plan), the Amgen Inc. Amended and Restated 1999 Equity Incentive Plan (formerly known as the Immunex Corporation 1999 Stock Option Plan), the Amgen Inc. Amended and Restated 1999 Employee Stock Purchase Plan (formerly known as the Immunex Corporation 1999 Employee Stock Purchase Plan), the Immunex Corporation Stock Option Plan for Nonemployee Directors, and the Amgen Inc. Profit Sharing 401(k) Plan and Trust (formerly known as the Immunex Corporation Profit Sharing 401(k) Plan and Trust), and in the Registration Statement (Form S-3 No. 333-107639 and Amendment 1 thereto) relating to debt securities, common stock and associated preferred share repurchase rights, preferred stock, warrants to purchase debt securities, common stock or preferred stock, securities purchase contracts, securities purchase units and depositary shares of Amgen Inc. and in the related Prospectuses of our report dated January 21, 2004, with respect to the consolidated financial statements and financial statement schedule of Amgen Inc. included in this Annual Report (Form 10-K) for the year ended December 31, 2003.

/s/ ERNST & YOUNG LLP

Los Angeles, California

March 9, 2004

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders of Amgen Inc.

      We have audited the accompanying consolidated balance sheets of Amgen Inc. as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Amgen Inc. as of December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in accordance with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ ERNST & YOUNG LLP

Los Angeles, California

January 21, 2004

AMGEN INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended December 31, 2003, 2002, and 2001
(In millions, except per share data)

	2003	2002	2001

Revenues:
Product sales	$7,868.2	$4,991.2	$3,511.0
Royalty income	383.1	331.5	252.7
Corporate partner revenues	104.7	200.3	252.0

Total revenues	8,356.0	5,523.0	4,015.7

Operating expenses:
Cost of sales	1,340.7	735.7	443.0
Research and development	1,655.4	1,116.6	865.0
Selling, general and administrative	1,952.6	1,462.1	970.7
Write-off of acquired in-process research and development	—	2,991.8	—
Amortization of acquired intangible assets	335.8	155.2	—
Loss (earnings) of affiliates, net	4.3	(12.6)	2.7
Other items, net	(24.0)	(141.3)	203.1

Total operating expenses	5,264.8	6,307.5	2,484.5

Operating income (loss)	3,091.2	(784.5)	1,531.2
Other income (expense):
Interest and other income, net	113.4	144.2	168.7
Interest expense, net	(31.5)	(44.2)	(13.6)

Total other income	81.9	100.0	155.1

Income (loss) before income taxes	3,173.1	(684.5)	1,686.3
Provision for income taxes	913.6	707.4	566.6

Net income (loss)	$2,259.5	$(1,391.9)	$1,119.7

Earnings (loss) per share:
Basic	$1.75	$(1.21)	$1.07
Diluted	$1.69	$(1.21)	$1.03
Shares used in calculation of earnings (loss) per share:
Basic	1,288.4	1,153.5	1,045.5
Diluted	1,346.0	1,153.5	1,084.4

See accompanying notes.

AMGEN INC.

CONSOLIDATED BALANCE SHEETS
December 31, 2003 and 2002
(In millions, except per share data)

	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$836.6	$1,851.7
Marketable securities	4,286.3	2,812.2
Trade receivables, net of allowance for doubtful accounts of $26.5 in 2003 and $22.9 in 2002	1,007.9	752.4
Inventories	712.6	544.9
Other current assets	558.8	442.3

Total current assets	7,402.2	6,403.5
Property, plant, and equipment at cost, net	3,799.4	2,813.5
Intangible assets, net	4,455.5	4,801.9
Goodwill	9,715.9	9,871.1
Other assets	803.5	566.3

	$26,176.5	$24,456.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$327.2	$254.6
Accrued liabilities	1,919.1	1,151.7
Current portion of debt	—	122.9

Total current liabilities	2,246.3	1,529.2
Deferred tax liabilities	1,461.6	1,593.4
Long-term debt	3,079.5	3,047.7
Stockholders’ equity:
Preferred stock; $0.0001 par value; 5.0 shares authorized; none issued or outstanding	—	—
Common stock and additional paid-in capital; $0.0001 par value; 2,750.0 shares authorized; outstanding — 1,283.7 shares in 2003 and 1,289.1 shares in 2002	19,995.3	19,344.3
Accumulated deficit	(667.0)	(1,125.5)
Accumulated other comprehensive income	60.8	67.2

Total stockholders’ equity	19,389.1	18,286.0

	$26,176.5	$24,456.3

See accompanying notes.

AMGEN INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years ended December 31, 2003, 2002, and 2001
(In millions)

		Common		Accumulated
		Stock and	(Accumulated	Other
	Number	Additional	Deficit)/Retained	Comprehensive
	of Shares	Paid-in Capital	Earnings	Income	Total

Balance at December 31, 2000	1,037.4	$2,947.3	$1,304.6	$62.6	$4,314.5
Comprehensive income:
Net income	—	—	1,119.7	—	1,119.7
Other comprehensive loss, net of tax:
Unrealized losses on securities, net of reclassification adjustments	—	—	—	(6.7)	(6.7)
Foreign currency translation adjustments	—	—	—	0.4	0.4

Total other comprehensive loss	—	—	—	—	(6.3)

Comprehensive income	—	—	—	—	1,113.4
Issuance of common stock upon the exercise of employee stock options and in connection with an employee stock purchase plan	21.1	282.3	—	—	282.3
Tax benefits related to employee stock options	—	244.5	—	—	244.5
Repurchases of common stock	(12.7)	—	(737.5)	—	(737.5)

Balance at December 31, 2001	1,045.8	3,474.1	1,686.8	56.3	5,217.2
Comprehensive loss:
Net loss	—	—	(1,391.9)	—	(1,391.9)
Other comprehensive income, net of tax:
Unrealized losses on securities, net of reclassification adjustments	—	—	—	(17.3)	(17.3)
Foreign currency translation adjustments	—	—	—	28.2	28.2

Total other comprehensive income	—	—	—	—	10.9

Comprehensive loss	—	—	—	—	(1,381.0)
Issuance of common stock for the acquisition of Immunex Corporation	244.6	14,313.0	—	—	14,313.0
Fair value of options assumed from Immunex	—	870.2	—	—	870.2
Issuance of common stock upon the exercise of employee stock options and in connection with an employee stock purchase plan	26.7	435.4	—	—	435.4
Tax benefits related to employee stock options	—	251.6	—	—	251.6
Repurchases of common stock	(28.0)	—	(1,420.4)	—	(1,420.4)

Balance at December 31, 2002	1,289.1	19,344.3	(1,125.5)	67.2	18,286.0
Comprehensive income:
Net income	—	—	2,259.5	—	2,259.5
Other comprehensive loss, net of tax:
Unrealized losses on securities, net of reclassification adjustments	—	—	—	(57.8)	(57.8)
Foreign currency translation adjustments	—	—	—	51.4	51.4

Total other comprehensive loss	—	—	—	—	(6.4)

Comprehensive income	—	—	—	—	2,253.1
Issuance of common stock upon the exercise of employee stock options and in connection with an employee stock purchase plan	24.3	537.7	—	—	537.7
Tax benefits related to employee stock options	—	113.3	—	—	113.3
Repurchases of common stock	(29.7)	—	(1,801.0)	—	(1,801.0)

Balance at December 31, 2003	1,283.7	$19,995.3	$(667.0)	$60.8	$19,389.1

See accompanying notes.

AMGEN INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2003, 2002, and 2001
(In millions)

	2003	2002	2001

Cash flows from operating activities:
Net income (loss)	$2,259.5	$(1,391.9)	$1,119.7
Write-off of acquired in-process research and development	—	2,991.8	—
Depreciation and amortization	686.5	447.3	265.9
Tax benefits related to employee stock options	268.6	251.6	244.5
Deferred income taxes	(189.6)	174.7	(148.3)
Other non-cash expenses	99.0	24.9	97.8
Cash provided by (used in) changes in operating assets and liabilities, net of acquisitions:
Trade receivables, net	(255.5)	(121.9)	(123.0)
Inventories	(167.7)	(101.7)	(85.5)
Other current assets	(32.8)	(5.2)	(31.5)
Accounts payable	74.0	11.0	(6.5)
Accrued liabilities	824.6	(31.8)	147.1

Net cash provided by operating activities	3,566.6	2,248.8	1,480.2

Cash flows from investing activities:
Purchases of property, plant, and equipment	(1,356.8)	(658.5)	(441.8)
Purchases of marketable securities	(5,320.3)	(2,952.8)	(918.2)
Proceeds from sales of marketable securities	3,338.6	1,621.5	301.7
Proceeds from maturities of marketable securities	370.8	778.2	490.3
Cash paid for Immunex, net of cash acquired	—	(1,899.0)	—
Proceeds from the sale of the Leukine® business	—	389.9	—
Purchase of certain rights from Roche	—	(137.5)	—
Other	(242.5)	(5.6)	28.4

Net cash used in investing activities	(3,210.2)	(2,863.8)	(539.6)

Cash flows from financing activities:
Issuance of zero-coupon convertible notes, net of issuance costs	—	2,764.7	—
Repayment of debt	(123.0)	—	—
Net proceeds from issuance of common stock upon the exercise of employee stock options and in connection with an employee stock purchase plan	529.0	427.8	277.7
Repurchases of common stock	(1,801.0)	(1,420.4)	(737.5)
Other	23.5	5.5	(18.2)

Net cash (used in) provided by financing activities	(1,371.5)	1,777.6	(478.0)

(Decrease) increase in cash and cash equivalents	(1,015.1)	1,162.6	462.6
Cash and cash equivalents at beginning of period	1,851.7	689.1	226.5

Cash and cash equivalents at end of period	$836.6	$1,851.7	$689.1

See accompanying notes.

AMGEN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003

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

Available-for-sale securities

      The Company considers its investment portfolio and marketable equity investments available-for-sale as defined in SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Accordingly, these investments are recorded at fair value, which is based on quoted market prices. For the years ended December 31, 2003, 2002, and 2001, realized gains totaled $28.1 million, $18.5 million, and $13.3 million, respectively, and realized losses totaled $16.3 million, $14.4 million, and $21.7 million, respectively. The cost of securities sold is based on the specific identification method. The fair values of available-for-sale investments by type of security, contractual maturity, and classification in the balance sheets are as follows (in millions):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
December 31, 2003	Cost	Gains	Losses	Value

Type of security:
Corporate debt securities	$2,468.3	$23.4	$(8.1)	$2,483.6
U.S. Treasury securities and obligations of U.S. government agencies	1,816.0	6.1	(6.9)	1,815.2
Other interest bearing securities	583.0	0.4	—	583.4

Total debt securities	4,867.3	29.9	(15.0)	4,882.2
Equity securities	101.1	55.1	(0.3)	155.9

	$4,968.4	$85.0	$(15.3)	$5,038.1

AMGEN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
December 31, 2002	Cost	Gains	Losses	Value

Type of security:
Corporate debt securities	$1,708.7	$77.3	$(0.2)	$1,785.8
U.S. Treasury securities and obligations of U.S. government agencies	924.8	17.7	—	942.5
Other interest bearing securities	1,806.8	1.0	(1.4)	1,806.4

Total debt securities	4,440.3	96.0	(1.6)	4,534.7
Equity securities	68.9	60.6	(2.7)	126.8

	$4,509.2	$156.6	$(4.3)	$4,661.5

	December 31,

Contractual Maturity:	2003	2002

Maturing in one year or less	$1,050.4	$2,180.8
Maturing after one year through three years	1,997.4	2,133.6
Maturing after three years	1,834.4	220.3

Total debt securities	4,882.2	4,534.7
Equity securities	155.9	126.8

	$5,038.1	$4,661.5

	December 31,

Classification in Balance Sheets:	2003	2002

Cash and cash equivalents	$836.6	$1,851.7
Marketable securities	4,286.3	2,812.2
Other assets — noncurrent	195.9	166.8

	5,318.8	4,830.7
Less cash	(280.7)	(169.2)

	$5,038.1	$4,661.5

      The primary objectives for the Company’s fixed income investment portfolio are liquidity and safety of principal. Investments are made with the objective of achieving the highest rate of return to the Company, consistent with these two objectives. The Company’s investment policy limits investments to certain types of instruments issued by institutions primarily with investment grade credit ratings and places restrictions on maturities and concentration by type and issuer.

AMGEN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inventories

      Inventories are stated at the lower of cost or market. Cost is determined in a manner which approximates the first-in, first-out (FIFO) method. Inventories are shown net of applicable reserves and allowances. Inventories consisted of the following (in millions):

	December 31,

	2003	2002

Raw materials	$125.3	$76.9
Work in process	451.5	360.0
Finished goods	135.8	108.0

	$712.6	$544.9

Depreciation

      Depreciation of buildings and equipment is provided over their estimated useful lives on a straight-line basis. Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or lease terms. Useful lives by asset category are as follows:

Asset Category	Years

Buildings and improvements	10-40
Manufacturing equipment	5-12
Laboratory equipment	5-12
Furniture and office equipment	3-12

Property, plant, and equipment

      Property, plant, and equipment consisted of the following (in millions):

	December 31,

	2003	2002

Land	$217.5	$200.4
Buildings and improvements	1,783.0	1,443.2
Manufacturing equipment	609.0	545.4
Laboratory equipment	554.8	477.3
Furniture and office equipment	1,343.5	1,102.2
Construction in progress	1,018.3	471.9

	5,526.1	4,240.4
Less accumulated depreciation and amortization	(1,726.7)	(1,426.9)

	$3,799.4	$2,813.5

      The Company reviews its property, plant and equipment assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Intangible assets and goodwill

      Intangible assets are recorded at cost, less accumulated amortization. Amortization of intangible assets is provided over their estimated useful lives ranging from 7 to 15 years on a straight-line basis (weighted average

AMGEN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amortization period of 14.7 years at December 31, 2003). As of December 31, 2003, intangible assets consisted of the following (dollars in millions):

		December 31,
	Weighted Average
Intangible Assets Subject to Amortization	Amortization Period	2003	2002

Acquired product technology rights:
Developed product technology	14.5 years	$3,264.5	$3,264.5
Core technology	15 years	1,348.3	1,348.3
Tradename	15 years	190.4	190.4
Other intangible assets	15 years	164.5	164.5

		4,967.7	4,967.7
Less accumulated amortization		(512.2)	(165.8)

		$4,455.5	$4,801.9

      Acquired product technology rights relate to the identifiable intangible assets acquired in connection with the Immunex acquisition in July 2002. Amortization of acquired product technology rights is included in “Amortization of acquired intangible assets” in the accompanying consolidated statements of operations. Other intangible assets primarily consist of certain rights purchased from F. Hoffmann-La Roche Ltd (“Roche”) related to the commercialization of Filgrastim and pegfilgrastim in the European Union, Switzerland, and Norway. Amortization of other intangible assets is principally included in “Selling, general and administrative” expense in the accompanying consolidated statements of operations. The Company reviews its intangible assets for impairment periodically and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

      Goodwill is recorded net of accumulated amortization through December 31, 2001. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, effective January 1, 2002, goodwill is no longer amortized, but is subject to an annual impairment test. The Company had $9,715.9 million and $9,871.1 million of goodwill at December 31, 2003 and 2002, respectively. The decrease in goodwill from the prior year is primarily due to the tax benefit realized upon exercise of Immunex related stock options.

Product sales

      Product sales primarily consist of sales of EPOGEN® (Epoetin alfa), Aranesp® (darbepoetin alfa), ENBREL® (etanercept), NEUPOGEN® (Filgrastim), and Neulasta® (pegfilgrastim).

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

AMGEN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Sales of the Company’s other products are recognized when shipped and title and risk of loss have passed. Product sales are recorded net of reserves for estimated discounts, returns, incentives, and rebates.

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

Corporate partner revenues

      Corporate partner revenues are primarily comprised of amounts earned from Kirin-Amgen, Inc. (“KA”) for certain research and development (“R&D”) activities and are generally earned as the R&D activities are performed and the amounts become due (see Note 2, “Related party transactions”). In addition, corporate partner revenues include license fees and milestone payments associated with collaborations with third parties. Revenue from non-refundable, upfront license fees where the Company has continuing involvement is recognized ratably over the development or agreement period. Revenue associated with performance milestones is recognized based upon the achievement of the milestones, as defined in the respective agreements. The Company’s collaboration agreements with third parties are performed on a “best efforts” basis with no guarantee of either technological or commercial success.

Advertising costs

      Advertising costs are expensed as incurred. For the years ended December 31, 2003, 2002, and 2001, advertising costs were $55.7 million, $49.4 million, and $26.1 million, respectively.

Research and development costs

      Research and development costs, which are expensed as incurred, are comprised of the following types of costs incurred in performing R&D activities: salaries and benefits, allocated overhead and occupancy costs, clinical trial and related clinical manufacturing costs, contract services, and other outside costs. R&D expenses also include such costs related to activities performed on behalf of corporate partners.

Acquired in-process research and development

      Costs to acquire in-process research and development (“IPR&D”) projects and technologies which have no alternative future use and which have not reached technological feasibility at the date of acquisition are expensed as incurred (see Note 3, “Immunex acquisition”). Acquired IPR&D is considered as part of total R&D expense.

Derivative instruments

      The Company uses financial instruments, including foreign currency forward, equity forward and interest rate swap contracts, to manage its exposures to movements in foreign exchange rates and interest rates. The use of these financial instruments modifies the exposure of these risks with the intent to reduce the risk or cost to the Company. The Company does not use derivatives for trading purposes and is not a party to leveraged derivatives.

      The Company recognizes all of its derivative instruments as either assets or liabilities at fair value in its consolidated balance sheet. Fair value is determined based on quoted market prices. The accounting for changes in the fair value (i.e., unrealized gains or losses) of a derivative instrument depends on whether it has

AMGEN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. The Company also formally assesses, both at inception and periodically thereafter, whether the hedging derivatives are highly effective in offsetting changes in either the fair value or cash flows of the hedged item. The Company’s derivatives that are not designated and qualify as hedges are adjusted to fair value through current earnings.

      Periodically, the Company enters into foreign currency forward contracts to protect against possible changes in values of certain anticipated foreign currency cash flows, primarily resulting from sales outside the United States. These contracts are designated as cash flow hedges and accordingly, the gains and losses on these forward contracts are reported as a component of other comprehensive income and reclassified into interest and other income, net in the same periods during which the hedged transactions affect earnings. No portions of these foreign currency forward contracts are excluded from the assessment of hedge effectiveness, and there are no ineffective portions of these hedging instruments. At December 31, 2003 and 2002, amounts in accumulated other comprehensive income related to cash flow hedges were not material. The Company also enters into foreign currency forward contracts to reduce exposures to foreign currency fluctuations of certain assets and liabilities denominated in foreign currencies. These forward contracts have not been designated as hedges and accordingly gains and losses on these foreign currency forward contracts are recognized in interest and other income, net in the current period. During the years ended December 31, 2003, 2002 and 2001, gains and losses on these foreign currency forward contracts were not material.

      To protect against possible reductions in value of certain of its available-for-sale marketable equity securities and certain available-for-sale fixed income investments, the Company has entered into equity forward contracts and interest rate swap agreements which qualify and are designated as fair value hedges. The gains and losses on the equity forward contracts as well as the offsetting losses and gains on the hedged equity securities are recognized in interest and other income, net in the current period. During the years ended December 31, 2003, 2002 and 2001, gains and losses on the portions of these forwards excluded from the assessment of hedge effectiveness and the ineffective portions of these hedging instruments were not material. The terms of the interest rate swap agreements correspond to the related hedged investments. As a result, there is no hedge ineffectiveness. During the years ended December 31, 2003, 2002 and 2001, gains and losses on these interest rate swap agreements were fully offset by the losses and gains on the hedged investments.

      In September 2003, the Company entered into two interest rate swap agreements, which qualify and are designated as fair value hedges, to protect against possible increases in value of the Notes and the Century Notes (see Note 8, “Financing arrangements — Medium and long-term notes”). The terms of the interest rate swap agreements correspond to the related hedged debt instruments. As a result, there is no hedge ineffectiveness. During the year ended December 31, 2003, gains and losses on these interest rate swap agreements were not material and were fully offset by the losses and gains on the hedged debt instruments.

Interest costs

      Interest costs are expensed as incurred, except to the extent such interest is related to construction in progress, in which case interest is capitalized. Interest costs capitalized for the years ended December 31, 2003, 2002, and 2001, were $23.5 million, $8.1 million, and $12.7 million, respectively. Interest paid during the years ended December 31, 2003, 2002, and 2001, totaled $21.1 million, $24.2 million, and $26.6 million, respectively.

Earnings (loss) per share

      Basic earnings (loss) per share is based upon the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is based upon the weighted-average number of common shares and dilutive potential common shares outstanding. Potential common shares outstanding include stock options under the Company’s employee stock option plans, potential issuances of stock under the employee stock

AMGEN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

purchase plans, and restricted stock plans under the treasury stock method (collectively “Dilutive Securities”). Common shares to be issued under the assumed conversion of the outstanding 30-year, zero-coupon senior convertible notes (the “Convertible Notes”) (see Note 8, “Financing arrangements — Convertible notes”) are included under the if-converted method when dilutive.

      The following table sets forth the computation for basic and diluted earnings (loss) per share (in millions, except per share information):

	Years Ended December 31,

	2003	2002	2001

Income (Loss) (Numerator):
Net income (loss) for basic EPS	$2,259.5	$(1,391.9)	$1,119.7
Adjustment for interest expense on Convertible Notes, net of tax	20.8	—	—

Income (loss) for diluted EPS, after assumed conversion of Convertible Notes	$2,280.3	$(1,391.9)	$1,119.7

Shares (Denominator):
Weighted-average shares for basic EPS	1,288.4	1,153.5	1,045.5
Effect of Dilutive Securities	22.6	—	38.9
Effect of Convertible Notes, after assumed conversion of Convertible Notes	35.0	—	—

Adjusted weighted-average shares for diluted EPS	1,346.0	1,153.5	1,084.4

Basic earnings (loss) per share	$1.75	$(1.21)	$1.07

Diluted earnings (loss) per share	$1.69	$(1.21)	$1.03

      In 2003 and 2001, options to purchase 38.4 million and 17.3 million shares, respectively, with exercise prices greater than the annual average market prices of common stock were excluded from the computation of diluted earnings per share because their effect was anti-dilutive. In 2002, options to purchase 103.0 million shares were outstanding. The weighted average impact of these options and common shares to be issued under the assumed conversion of the outstanding Convertible Notes was excluded from the computation of diluted earnings per share in 2002 because their effect was anti-dilutive as a result of the net loss.

Employee stock option and stock purchase plans

      The Company accounts for its employee stock option and stock purchase plans under the recognition and measurement principles of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Under APB No. 25, no stock-based compensation is reflected in net income (loss), as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant and the related number of shares granted is fixed at that point in time. The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-

AMGEN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Based Compensation” (see Note 7, “Employee stock option, stock purchase, and defined contribution plans”)(in millions, except per share information):

	Years Ended December 31,

	2003	2002	2001

Net income (loss)	$2,259.5	$(1,391.9)	$1,119.7
Stock based compensation, net of tax	198.0	189.8	189.1

Pro forma net income (loss)	$2,061.5	$(1,581.7)	$930.6

Earnings (loss) per share:
Basic	$1.75	$(1.21)	$1.07
Basic — pro forma	$1.60	$(1.37)	$0.89
Diluted	$1.69	$(1.21)	$1.03
Diluted — pro forma	$1.55	$(1.37)	$0.86

Use of estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates.

Recent accounting pronouncements

      In May 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective as of July 1, 2003. The adoption of SFAS No. 150 did not have a material impact on the results of operations or the financial position of the Company.

      In May 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on the results of operations or the financial position of the Company.

      In January 2003, the FASB issued FASB Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities,” which was originally effective on July 1, 2003. In December 2003, the FASB deferred the effective date for applying the provisions of FIN 46 to March 31, 2004 for interests held by public companies in variable interest entities or potential variable interest entities created before February 1, 2003. The Company has completed its evaluation of the provisions of FIN 46 and does not have any significant interests in variable interest entities. Accordingly, the adoption of FIN 46 did not have a material impact on the results of operations or the financial position of the Company.

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”, effective for fiscal years ending after December 15, 2002. This rule amends SFAS No. 123 to provide several alternatives for adopting the stock option expense provisions of SFAS No. 123, as well as additional required interim financial statement disclosures. SFAS No. 148 does not require companies to expense stock options in current earnings. The Company has not adopted the provisions of SFAS No. 123 for expensing stock based compensation (see “— Employee stock option and stock purchase plans”); however, the Company has adopted the additional interim disclosure provisions of the statement. The impact of the adoption of SFAS No. 148 did not have a material impact on the results of operations or the financial position of the Company.

AMGEN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reclassification

      Certain prior year amounts have been reclassified to conform to the current year presentation.

2.     Related party transactions

      The Company owns a 50% interest in KA, a corporation formed in 1984 with Kirin Brewery Company, Limited (“Kirin”) for the development and commercialization of certain products based on advanced biotechnology. The Company accounts for its interest in KA under the equity method and includes its share of KA’s profits or losses in “Loss (earnings) of affiliates, net” in the Consolidated Statements of Operations. KA’s revenues consist of royalty income related to its licensed technology rights. All of Amgen’s rights to manufacture and market certain products including erythropoietin, granulocyte colony-stimulating factor (“G-CSF”), darbepoetin alfa, and pegfilgrastim are pursuant to exclusive licenses from KA. The Company currently markets certain of these products under the brand names EPOGEN® (erythropoietin), NEUPOGEN® (G-CSF), Aranesp® (darbepoetin alfa), and Neulasta® (pegfilgrastim). KA receives royalty income from Amgen, as well as Kirin, Johnson & Johnson, Roche, and others under separate product license agreements for certain geographic areas outside of the United States. During the years ended December 31, 2003, 2002, and 2001, KA earned royalties from Amgen of $231.4 million, $168.2 million, and $147.1 million, respectively, which are included in “Cost of sales” in the consolidated statements of operations.

      KA’s expenses primarily consist of costs related to research and development activities conducted on its behalf by Amgen and Kirin. KA pays Amgen and Kirin for such services at negotiated rates. During the years ended December 31, 2003, 2002, and 2001, Amgen earned revenues from KA of $68.0 million, $174.6 million, and $210.1 million, respectively, for certain research and development activities performed on KA’s behalf, which are included in “Corporate partner revenues” in the accompanying consolidated statements of operations. The related costs of performing such activities is included in research and development expense in the accompanying consolidated statements of operations.

      In August 2003, the Company paid a legal settlement to Genentech, Inc. (“Genentech”) in connection with settling a patent litigation relating to the Company’s processes for producing NEUPOGEN® and Neulasta®. Pursuant to the terms of the license agreement with KA, KA is obligated to indemnify the Company for the payment made to Genentech. During the three months ended September 30, 2003, the Company recorded $47.1 million as its share of the litigation loss incurred by KA, net of tax, in “Loss (earnings) of affiliates, net” in the accompanying consolidated statements of operations.

      At December 31, 2003, Amgen’s share of KA’s undistributed retained earnings was approximately $94.1 million.

3.     Immunex acquisition

      On July 15, 2002, the Company acquired all of the outstanding common stock of Immunex in a transaction accounted for as a business combination. Immunex was a leading biotechnology company dedicated to developing immune system science to protect human health. The acquisition enhanced Amgen’s strategic position within the biotechnology industry by strengthening and diversifying its (1) product base and product pipeline in key therapeutic areas, and (2) discovery research capabilities in proteins and antibodies. The results of Immunex’s operations have been included in the consolidated financial statements commencing July 16, 2002. The acquisition was structured to qualify as a tax-free reorganization within the meaning of Section 368(a) of the Internal Revenue Code.

AMGEN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The purchase price of the acquisition was (in millions):

Fair value of 244.6 Amgen shares issued	$14,313.0
Cash consideration	2,526.2
Fair value of 22.4 Amgen stock options issued	870.2
Transaction costs	62.4

Total	$17,771.8

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

      The allocation of the purchase price was based, in part, on a third-party valuation of the fair values of in-process research and development, identifiable intangible assets, and certain property, plant, and equipment. The Company expects that substantially all of the amount allocated to goodwill will not be deductible for tax purposes. The purchase price allocation was completed in 2003 and did not result in significant adjustments to the preliminary purchase price allocation.

In-process research and development

      Approximately $2,991.8 million of the purchase price represents the estimated fair value of projects that, as of the acquisition date, had not reached technological feasibility and had no alternative future use (IPR&D). Accordingly, this amount was immediately expensed in the consolidated statement of operations in the third quarter of 2002. The estimated fair values assigned to IPR&D is comprised of the following projects by therapeutic area (in millions):

Value of
IPR&D
Acquired

Inflammation	$2,160.1
Oncology	726.3
Other	105.4

Total	$2,991.8

AMGEN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Identifiable intangible assets

      Acquired identifiable intangible assets primarily relate to ENBREL® and include product rights for approved indications of currently marketed products and core technology. The amounts assigned to each intangible asset class as of the acquisition date and the weighted-average amortization periods are as follows (dollars in millions):

	Value of
	Intangibles	Weighted Average
	Acquired	Amortization Period

Developed product technology	$3,264.5	14.5 years
Core technology	1,348.3	15 years
Tradename	190.4	15 years

Total	$4,803.2

Leukine® and Novantrone®

      In May 2002, Immunex entered into an agreement to sell certain assets used in connection with its Leukine® business to Schering AG Germany for approximately $389.9 million in cash plus the payment of additional cash consideration upon achievement of certain milestones. The sale of the Leukine® business was pursued in connection with Amgen’s acquisition of Immunex and was completed on July 17, 2002.

      In December 2002, the Company licensed the commercialization rights for Novantrone® in the United States to Serono S.A. in exchange for royalties based on future product sales.

AMGEN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      The pro forma net income and earnings per share for 2002 exclude the acquired IPR&D charge noted above. The pro forma information is not necessarily indicative of results that would have occurred had the acquisition been in effect for the periods presented or indicative of results that may be achieved in the future.

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

Restructuring plans

      In connection with the Immunex acquisition, the Company initiated an integration plan to consolidate and restructure certain functions and operations of the pre-acquisition Immunex primarily consisting of the termination and relocation of certain Immunex personnel, and consolidation of certain Immunex leased facilities. These costs, which aggregate approximately $96 million, have been recognized as liabilities assumed in the purchase business combination in accordance with EITF Issue No. 95-3 “Recognition of Liabilities in Connection with Purchase Business Combinations” and reflected as an increase to goodwill. As of December 31, 2003, approximately $30 million of these amounts were remaining to be paid.

4.     Other items, net

      Other items, net in the accompanying consolidated statements of operations consists of the following expense/(income) items (in millions):

	Years Ended December 31,

	2003	2002	2001

License Agreement arbitration	$(74.0)	$(151.2)	$—
Amgen Foundation contribution	50.0	50.0	—
Termination of collaboration agreements	—	(40.1)	203.1

	$(24.0)	$(141.3)	$203.1

License agreement arbitration

      In September 1985, the Company granted Johnson & Johnson’s affiliate, Ortho Pharmaceutical Corporation, a license relating to certain patented technology and know-how of the Company to sell Epoetin

AMGEN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

alfa throughout the United States for all human uses except dialysis and diagnostics. A number of disputes arose between Amgen and Johnson & Johnson as to their respective rights and obligations under the various agreements between them, including the agreement granting the license (the “License Agreement”). These disputes between Amgen and Johnson & Johnson have been resolved through binding arbitration. One of these disputes related to the alleged violation of the License Agreement by Johnson & Johnson. In October 2002, the Arbitrator issued a final order awarding the Company $150.0 million for Johnson & Johnson’s breach of the License Agreement. The legal award of $151.2 million, which included interest, was recorded in the fourth quarter of 2002. In January 2003, the Company was awarded reimbursement of its costs and expenses, as the successful party in the arbitration. In May 2003, the Arbitrator issued a final order awarding the Company $74.0 million in such costs and expenses, which were recorded in the second quarter of 2003.

Amgen Foundation contribution

      In each of 2003 and 2002, the Company contributed $50 million to the Amgen Foundation. These contributions will allow the Amgen Foundation to continue its support of non-profit organizations that focus on issues in health and medicine, science education, and other activities that strengthen local communities.

Termination of collaboration agreements

      In the fourth quarter of 2001, the Company recorded a charge of $203.1 million primarily related to the costs of terminating collaboration agreements with various third parties, including PRAECIS PHARMACEUTICALS INCORPORATED (“Praecis”) and certain academic institutions. These agreements were terminated primarily because the related collaboration activities and/or the underlying technology no longer met the Company’s long-term research and development objectives. These costs include $102.4 million primarily with respect to amounts previously capitalized related to these agreements, and $100.7 million with respect to amounts to be paid to third parties in connection with the termination of these relationships. The amounts previously capitalized were comprised of the following: 1) inventory associated with a product candidate that we expected to commercialize of approximately $40 million, 2) receivable from a collaboration partner of approximately $20 million, and 3) equity investments, fixed assets and other assets of approximately $42 million.

      During the year ended December 31, 2002, the Company recorded a benefit of $40.1 million related to the finalization of the termination of certain of these collaboration agreements which resulted in the recovery of certain expenses accrued in the fourth quarter of 2001. The benefit principally related to the settlement of the Praecis collaboration agreement. At December 31, 2002, substantially all amounts had been paid to the respective third parties.

AMGEN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.     Income taxes

      The provision for income taxes includes the following (in millions):

	Years Ended December 31,

	2003	2002	2001

Current provision:
Federal (including U.S. possessions)	$923.3	$457.0	$625.1
State	72.1	15.9	78.3
Foreign	107.8	59.8	11.5

Total current provision	1,103.2	532.7	714.9

Deferred (benefit) provision:
Federal (including U.S. possessions)	(170.5)	146.1	(104.3)
State	(19.1)	28.6	(44.0)

Total deferred provision (benefit)	(189.6)	174.7	(148.3)

	$913.6	$707.4	$566.6

      Deferred income taxes reflect the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and the net tax effects of net operating loss and credit carryforwards. Significant components of the Company’s deferred tax assets and liabilities are as follows (in millions):

	December 31,

	2003	2002

Deferred tax assets:
Intercompany inventory related items	$487.0	$35.3
Fixed assets	220.0	215.3
Expense accruals	94.2	47.4
Acquired net operating loss and credit carry forwards	71.2	246.0
Other	98.0	126.3

Total deferred tax assets	970.4	670.3
Valuation allowance	(47.6)	(22.6)

Net deferred tax assets	922.8	647.7

Deferred tax liabilities:
Acquired intangibles	(1,674.9)	(1,817.4)
Foreign operations	(178.1)	(42.8)
Financing debt instrument	(92.9)	(42.8)
Other	(152.1)	(146.1)

Total deferred tax liabilities	(2,098.0)	(2,049.1)

	$(1,175.2)	$(1,401.4)

AMGEN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The reconciliation between the Company’s effective tax rate and the federal statutory rate is as follows:

	Tax Rate for the
	Years Ended December 31,

	2003	2002	2001

Statutory rate applied to income before income taxes	35.0%	35.0%	35.0%
Acquired IPR&D	—	(153.0)%	—
Foreign earnings including permanently reinvested amounts	(7.5)%	15.5%	—
Benefit of Puerto Rico operations, net of Puerto Rico income taxes	—	2.5%	(1.7)%
State taxes	1.7%	(6.5)%	1.4%
Utilization of tax credits, primarily research and experimentation	(0.6)%	4.9%	(1.3)%
Other, net	0.2%	(1.7)%	0.2%

	28.8%	(103.3)%	33.6%

      The Company does not provide for U.S. income taxes on undistributed earnings of its foreign operations that are intended to be permanently reinvested. At December 31, 2003, these earnings amounted to approximately $1,185 million. If these earnings were repatriated to the United States, the Company would be required to accrue and pay approximately $421 million of additional taxes based on the current tax rates in effect. For the years ended December 31, 2003 and 2002, the Company’s total foreign profits before income taxes were approximately $956 million and $360 million, respectively. For the year ended December 31, 2001, foreign profits before income taxes were not material.

      The Company’s income tax returns are routinely audited by the Internal Revenue Service and various state tax authorities. While disputes may arise with these tax authorities, some of which may be significant, the Company believes that adequate tax liabilities have been established for all open audit years.

      Income taxes paid during the years ended December 31, 2003, 2002, and 2001, totaled $396.9 million, $438.4 million, and $516.2 million, respectively.

6.     Stockholders’ equity

Stockholder rights agreement

      The Company has an amended and restated preferred stock rights plan effective through December 12, 2010 pursuant to which each share of common stock outstanding and each subsequently issued share have attached to them one whole preferred share purchase right (a “Right”). The Right represents the right to purchase one four-thousandth (1/4000) of a share of Series A Junior Participating Preferred Stock of the Company at $350.00. These Rights expire on December 12, 2010.

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

AMGEN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock repurchase program

      The Company has a stock repurchase program primarily to reduce the dilutive effect of its employee stock option and stock purchase plans. Additionally, stock repurchases beyond this level reflect a measure of the Company’s confidence in the long-term value of Amgen common stock. In 2003, the Company repurchased 29.7 million shares of its common stock at a total cost of $1,801.0 million. In 2002, the Company repurchased 28.0 million shares of its common stock at a total cost of $1,420.4 million. Stock repurchased in 2002 included 11.3 million shares of common stock repurchased simultaneously with the issuance of the Convertible Notes at a total cost of $650 million. In December 2003, the Board of Directors authorized the Company to repurchase up to an additional $5.0 billion of common stock allowing for a multi-year stock repurchase program. As of December 31, 2003, approximately $5 billion was available for stock repurchases. The amount the Company spends and the number of shares repurchased varies based on a variety of factors, including employee stock option grants, the stock price and blackout periods in which the Company is restricted from repurchasing shares.

Other comprehensive income/(loss)

      Information regarding the components of accumulated other comprehensive income/(loss) are as follows (in millions):

			Accumulated
	Unrealized	Foreign	Other
	Gains/(Losses)	Currency	Comprehensive
	on Securities	Translation	Income

Balance at December 31, 2002	$90.3	$(23.1)	$67.2
Current year other comprehensive (loss)/income	(57.8)	51.4	(6.4)

Balance at December 31, 2003	$32.5	$28.3	$60.8

Other

      In addition to common stock, the Company’s authorized capital includes 5.0 million shares of preferred stock, $0.0001 par value, of which 0.7 million shares have been reserved and designated Series A Preferred Stock. At December 31, 2003 and 2002, no shares of preferred stock were issued or outstanding.

      At December 31, 2003, the Company had reserved 166.0 million shares of its common stock which may be issued through its employee stock option and stock purchase plans.

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

AMGEN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      As of December 31, 2003, the Company had 56.8 million shares of common stock available for future grant under its employee stock option plans. Stock option information with respect to all of the Company’s employee stock option plans is as follows (shares in millions):

		Exercise Price

				Weighted-
	Shares	Low	High	Average

Balance unexercised at December 31, 2000	98.7	$2.55	$78.00	$23.89
Granted	18.6	$51.51	$74.19	$63.47
Exercised	(20.6)	$2.55	$70.38	$13.12
Forfeited	(2.3)	$5.48	$78.00	$41.43

Balance unexercised at December 31, 2001	94.4	$6.19	$78.00	$33.62
Granted	17.3	$31.07	$62.48	$40.61
Assumed from Immunex Corporation (including 18.9 million vested options)	22.4	$1.97	$72.00	$23.66
Exercised	(26.2)	$2.00	$60.36	$15.90
Forfeited	(4.9)	$8.50	$76.44	$52.01

Balance unexercised at December 31, 2002	103.0	$1.97	$78.00	$36.25
Granted	18.5	$48.88	$71.54	$64.44
Exercised	(23.0)	$2.09	$69.31	$20.98
Forfeited	(3.8)	$5.05	$78.00	$55.59

Balance unexercised at December 31, 2003	94.7	$1.97	$78.00	$44.68

      At December 31, 2003, 2002, and 2001, employee stock options to purchase 52.4 million, 62.4 million, and 53.4 million shares were exercisable at weighted-average prices of $34.38, $27.03, and $20.81, respectively.

      Information regarding employee stock options outstanding as of December 31, 2003 is as follows (shares in millions):

	Options Outstanding			Options Exercisable

			Weighted-
		Weighted-	Average		Weighted-
		Average	Remaining		Average
		Exercise	Contractual		Exercise
Price Range	Shares	Price	Life	Shares	Price

$10.00 and under	2.4	$7.21	3.3 years	2.4	$7.21
Over $10.00 to $15.00	8.5	$13.61	0.9 years	8.5	$13.61
Over $15.00 to $30.00	13.0	$18.41	2.4 years	13.0	$18.41
Over $30.00 to $60.00	31.3	$40.52	4.6 years	16.0	$38.14
Over $60.00	39.5	$65.60	5.1 years	12.5	$65.85

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

AMGEN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The weighted average fair value of common stock and stock options on the date of grant, and the assumptions used to estimate the fair value of the stock options using the Black-Scholes option valuation model, were as follows:

	2003	2002	2001

Weighted average fair value of common stock	$64.44	$40.61	$63.47
Weighted average fair value of stock options granted	26.04	16.66	26.74
Risk-free interest rate	2.4%	3.6%	4.7%
Expected life (in years)	4.0	3.9	3.7
Expected volatility	50.0%	50.0%	50.0%
Expected dividend yield	0%	0%	0%

      The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options. The Company’s employee stock options have characteristics significantly different from those of traded options such as extremely limited transferability and, in most cases, vesting restrictions. In addition, the assumptions used in option valuation models (see above) are highly subjective, particularly the expected stock price volatility of the underlying stock. Because changes in these subjective input assumptions can materially affect the fair value estimate, in management’s opinion, existing valuation models do not provide a reliable, single measure of the fair value of its employee stock options. For purposes of pro forma disclosures, the estimated fair values of the options are amortized over the options’ vesting periods. See Note 1, “Summary of significant accounting policies — Employee stock option and stock purchase plans” for a detailed computation of pro forma net income (loss) and earnings (loss) per share.

Employee stock purchase plan

      The Company has an employee stock purchase plan whereby, in accordance with Section 423 of the Internal Revenue Code, eligible employees may authorize payroll deductions of up to 15% of their salary to purchase shares of the Company’s common stock at the lower of 85% of the fair market value of common stock on the first or last day of the offering period. During the years ended December 31, 2003, 2002, and 2001, employees purchased 1.2 million, 0.7 million, and 0.6 million shares at weighted average prices of $42.70, $41.09, and $47.97 per share, respectively. At December 31, 2003, the Company had 14.0 million shares available for future issuance under this plan.

Defined contribution plans

      The Company has defined contribution plans covering substantially all employees in the United States and its possessions. Under these plans, the Company makes certain amounts of matching contributions for those employees who elect to contribute to the plans and makes additional contributions based upon the compensation of eligible employees regardless of whether or not the employees contribute to the plans. In addition, the Company has other defined contribution plans covering certain employees of the Company and employees of its foreign affiliates. The Company’s expense for its defined contribution plans totaled $76.8 million, $55.6 million, and $45.2 million for the years ended December 31, 2003, 2002, and 2001, respectively.

8.     Financing arrangements

Convertible notes

      On March 1, 2002, the Company issued the Convertible Notes with an aggregate face amount at maturity of $3.95 billion ($1,000 face amount per note). The 30-year, zero-coupon senior convertible notes have a yield to maturity of 1.125%. The gross proceeds from the offering were approximately $2.82 billion (a

AMGEN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$714.23 per note original issue price). The original issue discount of $1.13 billion (or $285.77 per note) is being accreted to the balance of the Convertible Notes and recognized as interest expense over the life of the notes using the effective interest method. Debt issuance costs were approximately $56.5 million and are being amortized to interest expense on a straight-line basis over the life of the notes.

      Holders of the Convertible Notes may convert each of their notes into 8.8601 shares of common stock of the Company (the “conversion rate”) at any time on or before the maturity date, approximately 35.0 million shares in the aggregate. The conversion price per share at issuance was $80.61. The conversion price per share as of any day will equal the original issuance price plus the accrued original issue discount to that day, divided by the conversion rate, or $82.29 per share as of December 31, 2003. The holders of the Convertible Notes may require the Company to purchase all or a portion of their notes on March 1, 2005, March 1, 2007, March 1, 2012, and March 1, 2017 at a price equal to the original issuance price plus the accrued original issue discount to the purchase dates. The Company may choose to pay the purchase price in cash and/or shares of common stock which would be issued at the then current market price.

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

Shelf registrations

      In October 2003, the Company established a $1.0 billion shelf registration (the “$1 Billion Shelf”) to provide for financial flexibility. The $1 Billion Shelf allows the Company to issue debt securities, common stock, and associated preferred share purchase rights, preferred stock, warrants to purchase debt securities, common stock or preferred stock, securities purchase contracts, securities purchase units and depositary shares of the Company. Under the $1 Billion Shelf, all of the securities available for issuance may be offered from time to time with terms to be determined at the time of issuance. As of December 31, 2003, no securities had been issued under the $1 Billion Shelf.

      The Company also has a $500 million debt shelf registration statement (the “$500 Million Shelf”) which was established in 1997. Also in 1997, pursuant to the $500 Million Shelf, the Company established a $400 million medium-term note program. All of the $400 million of debt securities available for issuance may be offered from time to time under the Company’s medium-term note program with terms to be determined at the time of issuance. As of December 31, 2003, no securities were outstanding under the $400 million medium-term note program.

Medium and long-term notes

      Under the $500 Million Shelf, the Company had $100 million of debt securities outstanding at December 31, 2003 and 2002 with a fixed rate of 6.5% that mature in 2007 (the “Notes”).

      The Company had $100 million of debt securities outstanding at December 31, 2003 and 2002 with a fixed interest rate of 8.1% that mature in 2097 (the “Century Notes”). These securities may be redeemed in

AMGEN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

whole or in part at the Company’s option at any time for a redemption price equal to the greater of the principal amount to be redeemed or the sum of the present values of the principal and remaining interest payments discounted at a determined rate plus, in each case, accrued interest.

Commercial paper program

      The Company has a commercial paper program which provides for unsecured, short-term borrowings up to an aggregate of $200 million. During the year ended December 31, 2003, the Company repaid all of the outstanding balances under the commercial paper program, totaling $100 million. These borrowings had maturities of less than one month and had effective interest rates averaging 1.4%. To support the commercial paper program, the Company had an unsecured $150 million committed credit facility (the “Credit Facility”) that expired on May 28, 2003.

Contractual maturities of long-term debt obligations

      The aggregate contractual maturities of all long-term debt obligations due subsequent to December 31, 2003, are as follows (in millions):

Maturity Date	Amount

2004	$—
2005(1)	2,879.5
2006	—
2007	100.0
2008	—
After 2008	100.0

$3,079.5

(1)	Holders of the Convertible Notes may require the Company to purchase all or a portion of the notes on specific dates as early as March 1, 2005 at the original issuance price plus accrued original issue discount (“accreted value”) through the purchase date. The amount above represents the accreted value on March 1, 2005. The accreted value based on the 30-year contractual maturity is $3.95 billion. In the event the Company is required to repurchase the notes, it may choose to pay the purchase price in cash and/or shares of common stock.

9.     Segment information

      The Company operates in one business segment — human therapeutics. Therefore, results of operations are reported on a consolidated basis for purposes of segment reporting. Enterprise-wide disclosures about revenues by product, revenues and long-lived assets by geographic area, and revenues from major customers are presented below.

AMGEN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenues

      Revenues consisted of the following (in millions):

	Years Ended December 31,

	2003	2002	2001

Product sales:
EPOGEN®	$2,434.7	$2,260.6	$2,108.5
Aranesp®	1,543.8	415.6	41.5
ENBREL®	1,300.0	362.1	—
NEUPOGEN®	1,266.7	1,379.6	1,346.4
Neulasta®	1,255.0	463.5	—
Other	68.0	109.8	14.6

Total product sales	7,868.2	4,991.2	3,511.0
Other revenues	487.8	531.8	504.7

Total revenues	$8,356.0	$5,523.0	$4,015.7

Geographic information

      Outside the United States, the Company principally sells: 1) NEUPOGEN® in Europe, Canada, and Australia, 2) Aranesp® in most countries in Europe, Australia, and New Zealand commencing with the June 2001 launch, 3) Neulasta® in most counties in Europe commencing with the January 2003 launch, and 4) ENBREL® in Canada commencing July 16, 2002. Information regarding revenues and long-lived assets (consisting of property, plant, and equipment) attributable to the United States and to all foreign countries collectively is stated below. The geographic classification of product sales was based upon the location of the customer. The geographic classification of all other revenues was based upon the domicile of the entity from which the revenues were earned. Information is as follows (in millions):

	Years Ended December 31,

	2003	2002	2001

Revenues:
United States	$7,245.5	$5,025.9	$3,688.5
Foreign countries	1,110.5	497.1	327.2

Total revenues	$8,356.0	$5,523.0	$4,015.7

	December 31,

	2003	2002	2001

Long-lived assets:
United States	$3,086.0	$2,473.8	$1,754.5
Foreign countries	713.4	339.7	191.6

Total long-lived assets	$3,799.4	$2,813.5	$1,946.1

Major customers

      The Company sells primarily to wholesale distributors of pharmaceutical products. With the exception of ENBREL®, the Company utilizes these wholesale distributors as the principal means of distributing the Company’s products to clinics, hospitals, and pharmacies. With respect to ENBREL®, the Company primarily

AMGEN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

drop-ships wholesaler orders directly to pharmacies for end-users. The Company monitors the financial condition of its larger distributors and limits its credit exposure by setting appropriate credit limits and requiring collateral from certain customers.

      For the years ended December 31, 2003, 2002 and 2001, sales to three large wholesalers each accounted for more than 10% of total revenues. Sales to these three wholesalers were $2,686.2 million, $1,596.2 million, and $1,340.4 million, respectively, for the year ended December 31, 2003. Sales to these three wholesalers were $2,084.4 million, $988.6 million, and $843.9 million, respectively, for the year ended December 31, 2002. Sales to these three wholesalers were $1,470.1 million, $535.8 million, and $459.8 million, respectively, for the year ended December 31, 2001.

      At December 31, 2003 and 2002, amounts due from these three large wholesalers each exceeded 10% of gross trade receivables, and accounted for 53% and 58%, respectively, of gross trade receivables on a combined basis. At December 31, 2003 and 2002, 37% and 19%, respectively, of trade receivables, net were due from customers located outside the United States, primarily in Europe.

10.     Fair values of financial instruments

Short-term assets and liabilities

      The fair values of cash equivalents, accounts receivable, accounts payable, and the current portion of debt approximate their carrying value due to the short-term nature of these financial instruments.

Non-current assets

      The fair values of the Company’s equity method investments at December 31, 2003 and 2002 were approximately $413.2 million and $170.3 million, respectively, based on quoted market prices to the extent available. Certain of the Company’s equity method investments do not have readily available fair values and therefore the carrying values are considered to approximate their fair values. At December 31, 2003 and 2002, the carrying values of the Company’s equity method investments were $282.7 million and $170.3 million, respectively, and are included in non-current other assets in the accompanying consolidated balance sheets.

Long-term debt

      The fair values of the Notes and Century Notes at December 31, 2003 and 2002 were approximately $249.3 million and $273.6 million, respectively. The fair value of the Convertible Notes at December 31, 2003 and 2002 were approximately $2,978.5 million and $2,913.5 million, respectively. In May 2002, the Company registered the Convertible Notes with the Securities and Exchange Commission allowing the notes to be traded on the open market. The fair value of the Convertible Notes was based on the quoted market prices at December 31, 2003 and 2002. The fair values for medium and long term notes were estimated based on quoted market rates for instruments with similar terms and remaining maturities.

11.     Agreements with Wyeth

      The Company has a co-promotion agreement with Wyeth. Under the terms of this agreement, Amgen and Wyeth market and sell ENBREL® in the United States and Canada and develop certain future indications of ENBREL® for use in these geographic territories. Wyeth is paid a share of the resulting profits on sales of ENBREL®, after deducting the applicable costs of sales, including manufacturing costs and royalties paid to third parties, and expenses associated with R&D and sales and marketing. Such amounts paid to Wyeth are included in “Selling, general and administrative” expense in the accompanying consolidated statements of operations.

AMGEN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company also has a global supply agreement with Wyeth related to the manufacture, supply, inventory, and allocation of supplies of ENBREL®.

12.     Accrued liabilities

      Accrued liabilities consisted of the following (in millions):

	December 31,

	2003	2002

Sales incentives, royalties, and allowances	$523.8	$287.7
Employee compensation and benefits	444.5	370.4
Income taxes	421.1	—
Clinical development costs	113.0	112.9
Due to affiliated companies and corporate partners	59.0	152.1
Other	357.7	228.6

	$1,919.1	$1,151.7

13.     Commitments and contingencies

      The Company leases certain administrative and laboratory facilities under non-cancelable operating leases that expire through December 2010. The following table summarizes the minimum future rental commitments under non-cancelable operating leases at December 31, 2003 (in millions):

Lease
Year Ended December 31,	Payments

2004	$50.9
2005	39.4
2006	25.7
2007	19.5
2008	15.5
Thereafter	30.8

Total	$181.8
Less income from subleases	54.6

Net minimum operating lease payments	$127.2

      Rental expense on operating leases for the years ended December 31, 2003, 2002, and 2001 was $29.8 million, $26.0 million, and $18.3 million, respectively. Sublease income for the years ended December 31, 2003, 2002 and 2001 was not material.

AMGEN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company is under supply agreements with various contract manufacturers for the production, vialing, and packaging of ENBREL®. Under the terms of the various contracts, Amgen is required to purchase certain minimum quantities of ENBREL® each year through 2010. The following table summarizes the minimum contractual inventory commitments from third-party contract manufacturers at December 31, 2003 (in millions):

Inventory
Year Ended December 31,	Commitments

2004	$428.9
2005	309.3
2006	116.8
2007	118.0
2008	117.0
Thereafter	471.0

Total contractual purchases	$1,561.0

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

      In the ordinary course of business, the Company is involved in various legal proceedings. While it is not possible to accurately predict or determine the eventual outcome of these proceedings, the Company does not believe any such proceedings currently pending will have a material adverse effect on its annual consolidated financial statements, although an adverse resolution in any reporting period of one or more of the proceedings could have a material impact on the results of operations for that period.

AMGEN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.     Quarterly financial data (unaudited)

(In millions, except per share data)

2003 Quarter Ended	Dec. 31(1)	Sept. 30(2)	June 30	Mar. 31

Product sales	$2,237.7	$2,078.1	$1,916.5	$1,635.9
Gross margin from product sales	1,849.4	1,738.1	1,587.4	1,352.6
Net income	546.9	612.1	607.2	493.3
Earnings per share:
Basic	$0.43	$0.47	$0.47	$0.38
Diluted	$0.41	$0.46	$0.45	$0.37

2002 Quarter Ended	Dec. 31(3)	Sept. 30(4)	June 30	Mar. 31

Product sales	$1,621.6	$1,345.8	$1,115.2	$908.6
Gross margin from product sales	1,347.8	1,119.4	983.3	805.0
Net income (loss)	456.4	(2,601.6)	412.4	340.9
Earnings (loss) per share:
Basic	$0.35	$(2.10)	$0.40	$0.33
Diluted	$0.34	$(2.10)	$0.38	$0.32

(1)	In the fourth quarter of 2003, the Company recorded a charge of $86.5 million for the upfront fee paid to Biovitrum AB (“Biovitrum”), related to the multifaceted agreement under which the Company received exclusive rights to develop and commercialize certain of Biovitrum’s small molecules for the treatment of metabolic diseases and certain other medical disorders.

(2)	In the third quarter of 2003, the Company recorded: 1) a charge of $47.1 million related to the legal settlement paid to Genentech, 2) a gain from a legal award related to the Company’s arbitration with Johnson & Johnson of $74.0 million, and 3) a contribution of $50.0 million to the Amgen Foundation.

(3)	In the fourth quarter of 2002, the Company recorded: 1) a gain from a legal award related to the Company’s arbitration with Johnson & Johnson of $151.2 million, 2) a contribution of $50.0 million to the Amgen Foundation, and 3) a benefit of $4.6 million related to finalizing the termination of certain collaboration agreements.

(4)	In the third quarter of 2002, the Company recorded: 1) a charge of $2,991.8 million to write-off the fair value of acquired IPR&D, and 2) a benefit of $35.5 million related to finalizing the termination of certain collaboration agreements.

      See Notes 2, 3, and 4 for further discussion of the items described above.

SCHEDULE II

AMGEN INC.

VALUATION ACCOUNTS

Years ended December 31, 2003, 2002, and 2001
(In millions)

		Additions
	Balance at	Charged to			Balance
	Beginning	Costs and	Other		at End
	of Period	Expenses	Additions(1)	Deductions	of Period

Year ended December 31, 2003:
Allowance for doubtful accounts	$22.9	$3.6	$—	$—	$26.5
Year ended December 31, 2002:
Allowance for doubtful accounts	$21.4	$1.3	$1.2	$1.0	$22.9
Year ended December 31, 2001:
Allowance for doubtful accounts	$21.2	$0.3	$—	$0.1	$21.4

(1)	In connection with the Immunex acquisition, the Company recorded an additional allowance for doubtful accounts of $1.2 million as of the acquisition date.