Form 10-Q
period 2004-03-31
AMGEN INC
filed 2004-05-03
CIK 318154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

     Indicate by check mark whether the registrant is an accelerated filer. [X]

     As of April 16, 2004, the registrant had 1,271,651,559 shares of common stock, $0.0001 par value, outstanding.

AMGEN INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

     The information in this report for the three months ended March 31, 2004 and 2003 is unaudited but includes all adjustments (consisting only of normal recurring accruals, unless otherwise indicated) which Amgen Inc., including its subsidiaries, (“Amgen” or the “Company”) considers necessary for a fair presentation of the results of operations for those periods.

     The Condensed Consolidated Financial Statements should be read in conjunction with the Company’s financial statements and the notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

     Interim results are not necessarily indicative of results for future quarters or the full fiscal year.

AMGEN INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2004	2003
Revenues:
Product sales	$2,207.8	$1,635.9
Other revenues	135.2	125.3

Total revenues	2,343.0	1,761.2

Operating expenses:
Cost of sales	373.2	283.3
Research and development	441.3	351.3
Selling, general and administrative	516.5	380.5
Amortization of acquired intangible assets	83.9	83.9

Total operating expenses	1,414.9	1,099.0

Operating income	928.1	662.2
Interest and other income and expense, net	21.1	25.9

Income before income taxes	949.2	688.1
Provision for income taxes	259.0	194.8

Net income	$690.2	$493.3

Earnings per share:
Basic	$0.54	$0.38
Diluted	$0.52	$0.37
Shares used in calculation of earnings per share:
Basic	1,279.4	1,290.5
Diluted	1,332.5	1,349.9

See accompanying notes.

AMGEN INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share data)
(Unaudited)

	March 31,	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$761.5	$836.6
Marketable securities	3,747.6	4,286.3
Trade receivables, net	1,195.2	1,007.9
Inventories	736.7	712.6
Other current assets	494.4	558.8

Total current assets	6,935.4	7,402.2
Property, plant, and equipment at cost, net	4,086.3	3,799.4
Intangible assets, net	4,408.0	4,455.5
Goodwill	9,707.0	9,715.9
Other assets	842.7	803.5

	$25,979.4	$26,176.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$311.0	$327.2
Accrued liabilities	1,577.5	1,919.1
Convertible notes	2,887.6	—

Total current liabilities	4,776.1	2,246.3
Deferred tax liabilities	1,432.0	1,461.6
Long-term debt	200.0	3,079.5
Stockholders’ equity:
Preferred stock; $0.0001 par value; 5.0 shares authorized; none issued or outstanding	—	—
Common stock and additional paid-in capital; $0.0001 par value; 2,750.0 shares authorized; outstanding - 1,277.6 shares in 2004 and 1,283.7 shares in 2003	20,122.4	19,995.3
Accumulated deficit	(626.5)	(667.0)
Accumulated other comprehensive income	75.4	60.8

Total stockholders’ equity	19,571.3	19,389.1

	$25,979.4	$26,176.5

See accompanying notes.

AMGEN INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended
	March 31,
	2004	2003
Cash flows from operating activities:
Net income	$690.2	$493.3
Depreciation and amortization	176.3	169.8
Tax benefits related to employee stock options	46.7	76.7
Other non-cash items	19.5	16.4
Cash provided by (used in) changes in operating assets and liabilities:
Trade receivables, net	(187.3)	(92.8)
Inventories	(24.1)	(37.8)
Other current assets	62.5	(18.2)
Accounts payable and accrued liabilities	(385.2)	173.4

Net cash provided by operating activities	398.6	780.8

Cash flows from investing activities:
Purchases of property, plant, and equipment	(385.8)	(268.2)
Proceeds from maturities of marketable securities	32.7	135.9
Proceeds from sales of marketable securities	2,644.9	429.5
Purchases of marketable securities	(2,138.9)	(172.2)
Other	(82.4)	(7.0)

Net cash provided by investing activities	70.5	118.0

Cash flows from financing activities:
Repayment of commercial paper	—	(100.0)
Net proceeds from issuance of common stock upon the exercise of employee stock options and in connection with an employee stock purchase plan	101.3	136.0
Repurchases of common stock	(649.7)	(450.6)
Other	4.2	4.3

Net cash used in financing activities	(544.2)	(410.3)

(Decrease) increase in cash and cash equivalents	(75.1)	488.5
Cash and cash equivalents at beginning of period	836.6	1,851.7

Cash and cash equivalents at end of period	$761.5	$2,340.2

See accompanying notes.

AMGEN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2004

1.	Summary of significant accounting policies

   Business

          Amgen Inc., including its subsidiaries, (“Amgen” or the “Company”) is a global biotechnology company that discovers, develops, manufactures, and markets human therapeutics based on advances in cellular and molecular biology.

   Basis of presentation

          The financial information for the three months ended March 31, 2004 and 2003 is unaudited but includes all adjustments (consisting only of normal recurring accruals, unless otherwise indicated) which the Company considers necessary for a fair presentation of the results of operations for these periods. Interim results are not necessarily indicative of results for the full fiscal year.

   Principles of consolidation

          The Condensed Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries as well as affiliated companies in which the Company has a majority ownership interest and exercises control over their operations (“majority-owned affiliates”). All material intercompany transactions and balances have been eliminated in consolidation. Investments in affiliated companies which are 50% or less owned and where the Company exercises significant influence over operations are accounted for using the equity method.

   Use of estimates

          The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the Condensed Consolidated Financial Statements and accompanying notes. Actual results may differ from those estimates.

   Inventories

          Inventories are stated at the lower of cost or market. Cost is determined in a manner which approximates the first-in, first-out (FIFO) method. Inventories are shown net of applicable reserves and allowances. Inventories consisted of the following (in millions):

	March 31,	December 31,
	2004	2003
Raw materials	$129.9	$125.3
Work in process	447.0	451.5
Finished goods	159.8	135.8

	$736.7	$712.6

AMGEN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

   Intangible assets and goodwill

          Intangible assets are recorded at cost, less accumulated amortization. Amortization of intangible assets is provided over their estimated useful lives ranging from 7 to 15 years on a straight-line basis (weighted average amortization period of 14.6 years at March 31, 2004). As of March 31, 2004 and December 31, 2003, accumulated amortization of intangible assets amounted to $599.0 million and $512.2 million, respectively. Intangible assets primarily consist of acquired product technology rights of $4,228.3 million, net of accumulated amortization of $574.9 million, which relate to the identifiable intangible assets acquired in connection with the Immunex Corporation (“Immunex”) acquisition in July 2002. Amortization of acquired product technology rights is included in “Amortization of acquired intangible assets” in the accompanying Condensed Consolidated Statements of Operations. The Company reviews its intangible assets for impairment periodically and whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.

          In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill, which primarily relates to the Immunex acquisition, is no longer amortized, but is subject to an annual impairment test.

   Product sales

          Product sales primarily consist of sales of EPOGEN® (Epoetin alfa), Aranesp® (darbepoetin alfa), ENBREL® (etanercept), Neulasta® (pegfilgrastim), and NEUPOGEN® (Filgrastim).

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

AMGEN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

   Earnings per share

          Basic earnings per share is based upon the weighted-average number of common shares outstanding. Diluted earnings per share is based upon the weighted-average number of common shares and dilutive potential common shares outstanding. Potential common shares outstanding include stock options under the Company’s employee stock option plans, potential issuances of stock under the employee stock purchase plans, and restricted stock plans under the treasury stock method (collectively “Dilutive Securities”). Common shares to be issued under the assumed conversion of the outstanding 30-year, zero-coupon senior convertible notes (the “Convertible Notes”) (see Note 5, “Convertible notes”) are included under the if-converted method when dilutive.

          The following table sets forth the computation for basic and diluted earnings per share (in millions, except per share information):

	Three Months Ended
	March 31,
	2004	2003
Income (Numerator):
Net income for basic EPS	$690.2	$493.3
Adjustment for interest expense on Convertible Notes, net of tax	5.3	5.2

Net income for diluted EPS, after assumed conversion of Convertible Notes	$695.5	$498.5

Shares (Denominator):
Weighted-average shares for basic EPS	1,279.4	1,290.5
Effect of Dilutive Securities	18.1	24.4
Effect of Convertible Notes	35.0	35.0

Adjusted weighted-average shares for diluted EPS	1,332.5	1,349.9

Basic earnings per share	$0.54	$0.38
Diluted earnings per share	$0.52	$0.37

AMGEN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

   Employee stock option and stock purchase plans

          The Company accounts for its employee stock option and stock purchase plans under the recognition and measurement principles of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Under APB No. 25, no stock-based compensation is reflected in net income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant and the related number of shares granted is fixed at that point in time. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended:

	Three Months Ended
	March 31,
	2004	2003
Net income	$690.2	$493.3
Stock-based compensation, net of tax	(85.0)	(37.4)

Pro forma net income	$605.2	$455.9

Earnings per share:
Basic	$0.54	$0.38
Basic - pro forma	$0.47	$0.35
Diluted	$0.52	$0.37
Diluted - pro forma	$0.46	$0.34

          The weighted average fair value of common stock and stock options on the date of grant, and the assumptions used to estimate the fair value of the stock options using the Black-Scholes option valuation model, were as follows for the three months ended March 31:

	2004	2003
Weighted average fair value of common stock	$59.84	$53.63
Weighted average fair value of stock options granted	23.07	20.59
Risk-free interest rate	2.4%	2.2%
Expected life (in years)	4.2	3.6
Expected volatility	45.0%	50.0%
Expected dividend yield	0%	0%

   Recent accounting developments

          In March 2004, the Financial Accounting Standards Board (“FASB”) issued a Proposed SFAS, “Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95” (“Exposure Draft”). The Exposure Draft would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, Accounting for Stock Issued to Employees, and generally would require such transactions be accounted for using a fair-value-based method and the resulting cost recognized

AMGEN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

in the financial statements. The Company is closely monitoring developments related to the Exposure Draft and will adopt the final standards upon issuance.

   Reclassification

          Certain prior year amounts have been reclassified to conform to the current year presentation.

2.	Related party transactions

          The Company owns a 50% interest in KA, a corporation formed in 1984 with Kirin Brewery Company, Limited (“Kirin”) for the development and commercialization of certain products based on advanced biotechnology. The Company accounts for its interest in KA under the equity method and includes its share of KA’s profits or losses in “Selling, general, and administrative” in the Condensed Consolidated Statements of Operations. KA’s revenues consist of royalty income related to its licensed technology rights. All of Amgen’s rights to manufacture and market certain products including erythropoietin, granulocyte colony-stimulating factor (“G-CSF”), darbepoetin alfa, and pegfilgrastim are pursuant to exclusive licenses from KA. The Company currently markets certain of these products under the brand names EPOGEN® (erythropoietin), NEUPOGEN® (G-CSF), Aranesp® (darbepoetin alfa), and Neulasta® (pegfilgrastim). KA receives royalty income from Amgen, as well as Kirin, Johnson & Johnson, F. Hoffmann-La Roche Ltd, and others under separate product license agreements for certain geographic areas outside of the United States. During the three months ended March 31, 2004 and 2003, KA earned royalties from Amgen of $62.2 million and $45.3 million, respectively. These amounts are included in “Cost of sales” in the accompanying Condensed Consolidated Statements of Operations.

          KA’s expenses primarily consist of costs related to research and development activities conducted on its behalf by Amgen and Kirin. KA pays Amgen and Kirin for such services at negotiated rates. During the three months ended March 31, 2004 and 2003, Amgen earned revenues from KA of $33.9 million and $26.3 million, respectively, for certain research and development activities performed on KA’s behalf. These amounts are included in “Other revenues” in the accompanying Condensed Consolidated Statements of Operations.

3.	Income taxes

          The tax rate for the three months ended March 31, 2004 is different from the statutory rate primarily as a result of permanently reinvested earnings of the Company’s foreign operations. The Company does not provide for U.S. income taxes on undistributed earnings of its foreign operations that are intended to be permanently reinvested outside the United Sates.

          The Company’s income tax returns are routinely audited by the Internal Revenue Service and various state tax authorities. While disputes may arise with these tax authorities, some of which may be significant, the Company believes that adequate tax liabilities have been established for all open audit years.

AMGEN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

4.	Stockholders’ equity

   Stock repurchase program

          The Company has a stock repurchase program primarily to reduce the dilutive effect of its employee stock option and stock purchase plans. Additionally, stock repurchases beyond this level reflect a measure of the Company’s confidence in the long-term value of Amgen common stock. During the three months ended March 31, 2004, the Company repurchased 10.1 million shares of its common stock at a total cost of $649.7 million. In December 2003, the Board of Directors authorized the Company to repurchase up to an additional $5.0 billion of common stock allowing for a multi-year stock repurchase program. As of March 31, 2004, $4.4 billion was available for stock repurchases. The amount the Company spends and the number of shares repurchased varies based on a variety of factors, including the stock price and blackout periods in which the Company is restricted from repurchasing shares.

   Other comprehensive income

          SFAS No. 130, “Reporting Comprehensive Income”, requires unrealized gains and losses on the Company’s available-for-sale securities and foreign currency forward contracts which qualify and are designated as cash flow hedges, and foreign currency translation adjustments to be included in other comprehensive income. During the three months ended March 31, 2004 and 2003, total comprehensive income was $704.8 million and $470.5 million, respectively.

5.	Convertible notes

          As of March 31, 2004, the Company had Convertible Notes (30-year, zero-coupon senior convertible notes) with an accreted value of $2.9 billion outstanding, with an aggregate face amount of $3.95 billion and yield to maturity of 1.125%. The original issue discount of $1.13 billion is being accreted to the balance of the Convertible Notes and recognized as interest expense over the life of the Convertible Notes using the effective interest method. The holders of the Convertible Notes may require the Company to purchase all or a portion of their notes on various dates, the earliest of which is March 1, 2005, at a price equal to the original issuance price plus the accrued original issue discount to the purchase dates, and accordingly, the Convertible Notes are classified as current in the accompanying Condensed Consolidated Balance Sheet as of March 31, 2004. In such event, the Company may choose to pay the purchase price in cash and/or shares of common stock, which would be issued at the then current market price.

          Holders of the Convertible Notes may convert each of their notes into 8.8601 shares of common stock of the Company (the “conversion rate”) at any time on or before the maturity date, or approximately 35.0 million shares in the aggregate. The conversion price per share as of any day will equal the original issuance price plus the accrued original issue discount to that day, divided by the conversion rate, or $82.52 per share as of March 31, 2004.

AMGEN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

6.	Contingencies

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

7.	Proposed merger with Tularik Inc.

          On March 28, 2004, the Company signed a definitive agreement to acquire Tularik Inc. (“Tularik”) in a transaction to be accounted for as a business combination. Tularik is a pioneer in drug discovery related to cell signaling and the control of gene expression. Under the terms of the agreement, each share of Tularik common stock outstanding at the close of the merger will be converted into Amgen common stock based on an exchange ratio that will be determined by dividing $25 by the average closing price of Amgen common stock for the ten trading day period ending two days prior to the closing of the merger. In addition, at the closing of the merger each option and warrant outstanding to purchase a share of Tularik common stock will be assumed by Amgen and converted into an option or warrant to purchase Amgen common stock based on the terms of the merger agreement. The estimated purchase price is approximately $1.5 billion, which includes Amgen’s existing ownership of Tularik of approximately 21%, the estimated fair value of Amgen stock issued, options and warrants to be converted, and the direct transaction costs. The final purchase price will be determined based upon the number of Tularik shares, options, and warrants outstanding at the closing date. The transaction is expected to close in the second half of 2004, subject to approval by shareholders of Tularik, customary regulatory approvals, as well as certain other closing conditions. It is expected that the merger will qualify as a tax-free reorganization within the meaning of Section 368(a) of the Internal Revenue Code.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

   Business

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

          In March 2004, the U.S. Food and Drug Administration (“FDA”) approved Sensipar™ (cinacalcet HCI), the Company’s first small molecule, for the treatment of secondary hyperparathyroidism in chronic kidney disease patients on dialysis and for the treatment of hypercalcemia in patients with parathyroid carcinoma.

          In March 2004, the Company signed a definitive agreement to acquire Tularik Inc, a pioneer in drug discovery related to cell signaling and the control of gene expression, in a transaction to be accounted for as a business combination. (See Note 7, “Proposed merger with Tularik Inc.” to the Condensed Consolidated Financial Statements).

   Key products

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

          For additional information about these and the Company’s other products and their approved indications see “Item 1. Business – Products” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Results of Operations

   Product sales

          For the three months ended March 31, 2004 and 2003, sales by product and geographic region were as follows (in millions):

	Three months ended
	March 31,
	2004	2003
EPOGEN® - U.S	$590.0	$547.1
Aranesp® - U.S	329.6	157.9
Aranesp® - International	213.0	96.9
Neulasta® - U.S	336.3	252.4
Neulasta® - International	58.4	5.5
NEUPOGEN® - U.S	172.3	194.0
NEUPOGEN® - International	96.7	90.0
ENBREL® - U.S	381.7	264.5
ENBREL® - International	15.6	9.5
Other product sales - U.S	7.8	11.6
Other product sales - International	6.4	6.5

Total product sales	$2,207.8	$1,635.9

Total U.S	$1,817.7	$1,427.5
Total International	390.1	208.4

Total product sales	$2,207.8	$1,635.9

          See “Overview – Key products” for a discussion of these products and their approved indications. Product sales are influenced by a number of factors, including demand, third-party reimbursement availability and policies, wholesaler inventory management practices, foreign exchange effects, new product launches and indications, competitive products, product supply, and acquisitions.

          For the three months ended March 31, 2004, worldwide product sales were $2,207.8 million, an increase of $571.9 million or 35% over the same period last year. Sales growth for the three months ended March 31, 2004 was principally driven by demand for Aranesp®, Neulasta®, and ENBREL®. U.S. product sales for the three months ended March 31, 2004 were $1,817.7 million, an increase of $390.2 million, or 27% over the same period last year. International product sales for the three months ended March 31, 2004 were $390.1 million, an increase of $181.7 million, or 87%, over the prior year. Excluding the beneficial impact of foreign currency exchange rates of $60.3 million, international product sales increased 58% for the three months ended March 31, 2004.

          EPOGEN®/Aranesp®

          Combined EPOGEN® and worldwide Aranesp® sales were $1,132.6 million for the three months ended March 31, 2004. Combined EPOGEN® and worldwide Aranesp® sales increased $330.7 million, or 41%, over the same period last year. This increase in combined sales was primarily driven by strong worldwide Aranesp® demand.

          EPOGEN® sales for the three months ended March 31, 2004 were $590.0 million, an increase of $42.9 million, or 8% over the same period last year. The growth in reported EPOGEN® sales for the three months ended March 31, 2004 was primarily due to changes in wholesaler inventory levels and to a lesser extent a favorable revised estimate of dialysis demand for prior quarters. This revised estimate of demand is primarily spillover (See Note 1, “Summary of significant accounting policies – Product sales” to the Condensed Consolidated Financial Statements).

          Worldwide Aranesp® sales for the three months ended March 31, 2004 were $542.6 million. Aranesp® sales in the United States for the three months ended March 31, 2004 were $329.6 million, an increase of $171.7 million, or 109%, over the same period last year. This increase was driven by demand. International Aranesp® sales were $213.0 million for the three months ended March 31, 2004, an increase of $116.1 million, or 120%, over the prior year. This increase was principally driven by demand, and to a lesser extent, favorable changes in foreign currency exchange rates. International Aranesp® sales growth for the three months ended March 31, 2004 benefited by $33.0 million, or 34%, from foreign currency exchange rates.

          Neulasta®/NEUPOGEN®

          Combined worldwide Neulasta® and NEUPOGEN® sales for the three months ended March 31, 2004 were $663.7 million, an increase of $121.8 million, or 22%, over the same period last year. The increase in combined sales for Neulasta® and NEUPOGEN® for the three months ended March 31, 2004 was driven principally by demand for Neulasta®.

          Worldwide Neulasta® sales for the three months ended March 31, 2004 were $394.7 million, an increase of $136.8 million, or 53%, over the same period last year. Neulasta® sales in the United States for the three months ended March 31, 2004 were $336.3 million, an increase of $83.9 million, or 33%, from the same period last year. This increase was primarily driven by demand. For the three months ended March 31, 2004, international Neulasta® sales were $58.4 million, an increase of $52.9 million over the same period last year. This increase was primarily due to demand, which reflects the January 2003 launch of Neulasta® in Europe.

          Worldwide NEUPOGEN® sales for the three months ended March 31, 2004 were $269.0 million. Worldwide NEUPOGEN® sales decreased $15.0 million, or 5%, from the same period last year. NEUPOGEN® sales in the United States for the three months ended March 31, 2004 were $172.3 million, a decrease of $21.7 million, or 11%, from the same period last year. This decrease was principally due to a decline in demand. For the three months ended March 31, 2004, international NEUPOGEN® sales were $96.7 million, an increase of $6.7 million, or 7%, over the same period last year. This increase was due to favorable changes in foreign currency exchange rates offset by a decline in demand.

          ENBREL®

          ENBREL® sales for the three months ended March 31, 2004 were $397.3 million, an increase of $123.3, or 45%, over the same period last year. ENBREL® sales growth was primarily driven by the addition of new patients in both rheumatology and dermatology. ENBREL® was re-launched in the first quarter of 2003, following FDA approval of the Company’s Rhode Island manufacturing facility.

   Operating expenses

          The following table summarizes the Company’s operating expenses (dollars in millions):

	Three months ended
	March 31,
	2004	2003
Product sales	$2,207.8	$1,635.9
Operating expenses:
Cost of sales	$373.2	$283.3
% of product sales	17%	17%
Research and development	$441.3	$351.3
% of product sales	20%	21%
Selling, general and administrative	$516.5	$380.5
% of product sales	23%	23%

          Cost of sales

          Cost of sales for the three months ended March 31, 2004 were $373.2 million, an increase of $89.9 million, or 32%, over the prior year, primarily due to higher sales. Cost of sales as a percent of product sales was comparable for the three months ended March 31, 2004 and 2003.

          Research and development

          During the three months ended March 31, 2004, R&D expenses were $441.3 million, an increase of $90.0 million, or 26%, over the same period last year. This increase was primarily due to: 1) higher staff-related costs, 2) higher outside R&D costs, including collaboration agreements, and 3) higher clinical manufacturing costs. During the three months ended March 31, 2004, staff-related costs, outside R&D costs, and clinical manufacturing costs increased approximately $48 million, $24 million, and $17 million, respectively.

          Selling, general and administrative

          During the three months ended March 31, 2004, selling, general and administrative (“SG&A”) expenses were $516.5 million, an increase of $136.0 million, or 36%, over the same period last year. This increase was primarily due to higher staff-related costs and higher outside marketing expenses, to support products in competitive markets and sales growth. Outside marketing expenses include higher Wyeth profit share related to ENBREL®. During the three months ended March 31, 2004, staff-related costs increased approximately $77 million and outside marketing expenses, which include the Wyeth profit share, increased approximately $37 million.

          Income taxes

          The Company’s effective tax rate for the three months ended March 31, 2004 was 27.3%, compared with 28.3% for the same period last year. The Company’s effective tax rate for the three months ended March 31, 2004 has decreased primarily due to an increase in the amount of permanently reinvested foreign earnings. As permitted in APB No. 23, the Company does not provide U.S. income taxes on its controlled foreign corporations’ undistributed earnings that are intended to be permanently reinvested outside the U.S.

          See Note 3, “Income taxes”, to the Condensed Consolidated Financial Statements for further discussion.

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

   Cash, cash equivalents, and marketable securities

          The Company had cash, cash equivalents, and marketable securities of $4,509.1 and $5,122.9 million at March 31, 2004 and December 31, 2003, respectively. Of the total cash, cash equivalents, and marketable securities at March 31, 2004, approximately $1.8 billion represents cash generated from operations in foreign tax jurisdictions and is intended for use outside the United States (see “Results of Operations - Income taxes”). If these funds are repatriated for use in the Company’s U.S. operations, additional taxes on certain of these amounts would be required to be paid. The Company does not currently anticipate a need to repatriate these funds to the United States.

   Cash flows

          Cash provided by operating activities has been and is expected to continue to be the Company’s primary recurring source of funds. During the three months ended March 31, 2004, operations provided $398.6 million of cash compared with $780.8 million during the same period last year. The decrease in cash provided by operating activities during the three months ended March 31, 2004 resulted primarily from the timing of accrued liability payments partially offset by higher earnings (See Condensed Consolidated Statements of Cash Flows).

          Capital expenditures totaled $385.8 million during the three months ended March 31, 2004 compared with $268.2 million during the same period last year. The increase in capital expenditures during the three months ended March 31, 2004 resulted primarily from capital expenditures related to the Puerto Rico manufacturing and Thousand Oaks site expansions and the new ENBREL® manufacturing plant in Rhode Island.

          The Company receives cash from the exercise of employee stock options and proceeds from the sale of stock by Amgen pursuant to the employee stock purchase plan. Employee stock option exercises and proceeds from the sale of stock by Amgen pursuant to the employee stock purchase plans provided $101.3 million and $136.0 million of cash during the three months ended March 31, 2004 and 2003, respectively. Proceeds from the exercise of employee stock options will vary from period to period based upon, among other factors, fluctuations in the market value of the Company’s stock relative to the exercise price of such options.

          The Company has a stock repurchase program primarily to reduce the dilutive effect of its employee stock option and stock purchase plans. Additionally, stock repurchases beyond this level reflect the Company’s confidence in the long-term value of Amgen common stock. During the three months ended March 31, 2004, the Company repurchased 10.1 million shares of its common stock at a total cost of $649.7 million. During the three months ended March 31, 2003, the Company repurchased 8.2 million shares of its common stock at a total cost of $450.6 million. In December 2003, the Board of Directors authorized the Company to repurchase up to an additional $5.0 billion of common stock allowing for a multi-year stock repurchase program. As of March 31, 2004, $4.4 billion was available for stock repurchases. The amount the Company spends and the number of shares repurchased varies based on a variety of factors, including employee stock option grants, the stock price and blackout periods in which the Company is restricted from repurchasing shares. See Part II – Other Information, Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities for additional information regarding the Company’s stock repurchase program.

   Financing

          As of March 31, 2004, the Company had Convertible Notes (30-year, zero-coupon senior convertible notes) with an accreted value of $2.9 billion outstanding, with an aggregate face amount of $3.95 billion and yield to maturity of 1.125%. The original issue discount of $1.13 billion is being accreted to the balance of the Convertible Notes and recognized as interest expense over the life of the Convertible Notes using the effective interest method. The holders of the Convertible Notes may require the Company to purchase all or a portion of their notes on various dates, the earliest of which is March 1, 2005 at a price equal to the original issuance price plus the accrued original issue discount to the purchase dates, and accordingly, the Convertible Notes are classified as current in the accompanying Condensed Consolidated Balance Sheet as of March 31, 2004. In such event, the

Company may choose to pay the purchase price in cash and/or shares of common stock, which would be issued at the then current market price.

          Holders of the Convertible Notes may convert each of their notes into 8.8601 shares of common stock of the Company (the “conversion rate”) at any time on or before the maturity date, or approximately 35.0 million shares in the aggregate. The conversion price per share as of any day will equal the original issuance price plus the accrued original issue discount to that day, divided by the conversion rate, or $82.52 per share as of March 31, 2004. The Company’s Convertible Notes are rated A2 by Moody’s and A+ by Standard & Poor’s.

          The Company has a $1.0 billion shelf registration (the “$1 Billion Shelf”) which allows the Company to issue debt securities, common stock, and associated preferred share purchase rights, preferred stock, warrants to purchase debt securities, common stock or preferred stock, securities purchase contracts, securities purchase units and depositary shares of the Company. The $1 Billion Shelf was established to provide for further financial flexibility and the securities available for issuance may be offered from time to time with terms to be determined at the time of issuance. As of March 31, 2004, no securities had been issued under the $1 Billion Shelf.

          The Company has $100 million of debt securities outstanding bearing interest at a fixed rate of 6.5% and maturing in 2007 (the “Notes”) under a $500 million debt shelf registration (the “$500 Million Shelf”). Under the $500 Million Shelf, all of the remaining $400 million of debt securities available for issuance may be offered from time to time under the Company’s medium-term note program with terms to be determined at the time of issuance.

Financial Outlook

   Results of operations

          In the near-term, the Company expects growth of its businesses to be driven primarily by Aranesp®, Neulasta®, and ENBREL® (see “Forward looking statements and factors that may affect Amgen”). On December 8, 2003, President Bush signed into law the Medicare Prescription Drug Improvement and Modernization Act of 2003. As of the date of this filing, the Company has not determined the full impact of this new law on its business. However, the Company believes that legislation that reduces reimbursement for its products could adversely impact how much or under what circumstances healthcare providers will prescribe or administer its products. In addition, the Company believes that private insurers, such as managed care organizations, may adopt their own reimbursement reductions in response to such legislation. Reduction in reimbursement for the Company’s products could have a material adverse effect on results of operations of the Company. (See “Forward looking statements and factors that may affect Amgen – Our sales depend on payment and reimbursement from third-party payors, and a reduction in the payment rate or reimbursement could result in decreased use or sales of our products.”)

          See “Overview – Key products” for a discussion of our key products and their approved indications. Product sales are influenced by a number of factors, including demand, third-party reimbursement availability and policies, wholesaler inventory management practices, foreign exchange effects, new product launches and indications, competitive products, product supply, and acquisitions (See “Forward looking statements and factors that may affect Amgen”).

          EPOGEN®

          The Company believes EPOGEN® sales growth will primarily depend on patient population growth. For the full year of 2004, the Company believes that patient population growth will approximate 4%. Patients receiving treatment for end stage renal disease are covered primarily under medical programs provided by the federal government. The Company believes future EPOGEN® sales growth may also be affected by future changes in reimbursement rates or a change in the basis for reimbursement by the federal government and governmental or private organization regulations or guidelines relating to the use of our products. EPOGEN® competes to a slight degree with Aranesp® in the United States as some health care providers use Aranesp® to treat anemia associated with chronic renal failure instead of EPOGEN®.

          Aranesp®

          The Company believes future worldwide Aranesp® sales growth will be dependent, in part, on such factors as: reimbursement by third party payors (including governments and private insurance plans); governmental or private organization regulations or guidelines relating to the use of our products; the effects and pricing of competitive products or therapies; penetration of existing and new market opportunities; and changes in foreign currency exchange rates. In addition, future worldwide sales growth may be affected by cost containment pressures from governments and private insurers on health care providers.

          Neulasta®/NEUPOGEN®

          The Company believes future worldwide Neulasta® and NEUPOGEN® sales growth will be dependent, in part, on such factors as: reimbursement by third-party payors (including governments and private insurance plans); penetration of existing markets; patient population growth; price increases; the effects of competitive products or therapies; the development of new treatments for cancer; governmental or private organization regulations or guidelines relating to the use of our products; and changes in foreign currency exchange rates. In addition, future worldwide sales growth may be affected by cost containment pressures from governments and private insurers on health care providers. Further, chemotherapy treatments that are less myelosuppressive may require less Neulasta®/NEUPOGEN®. NEUPOGEN® competes with Neulasta® in the United States and Europe. The Company believes that U.S. NEUPOGEN® sales have and will continue to be adversely impacted by the launch of Neulasta®. However, the Company believes that the conversion rate has naturally slowed in the U.S. due to the rapid adoption of Neulasta®. The Company believes that it is beginning to experience conversion of NEUPOGEN® patients to Neulasta® in Europe, but expects this conversion to occur to a lesser extent than experienced in the United States. The Company cannot accurately predict the rate or timing of future conversion of NEUPOGEN® patients to Neulasta® worldwide.

          ENBREL®

          The Company believes that future sales growth of ENBREL® will be dependent, in part, on such factors as: limits on the current supply of and sources of ENBREL®; the effects of competing products or therapies; penetration of existing and new market opportunities, including potential new indications; governmental or private organization regulations or guidelines relating to the use of our products; and the availability and extent of reimbursement by third-party payors.

   Capital expenditures

          The Company currently estimates spending on capital projects and equipment to be approximately $1.3 billion to $1.5 billion in 2004, the most significant of which relate to the new ENBREL® manufacturing plant in Rhode Island and the Puerto Rico manufacturing expansion.

     Trends expected to impact future operations

          Future operating results of the Company may be impacted by a number of factors. The following trends in our business are reasonably expected to impact our results of operations:

•	SG&A expenses in the fourth quarter are expected to increase over the previous three quarters in a trend similar to that seen in previous years.

•	reported sales in the first quarter for each of EPOGEN® and combined NEUPOGEN®/Neulasta® have tended to be comparable or slightly less than respective reported sales in the fourth quarter of the previous year.

•	on a full year basis, the effective tax rate is expected to be lower than the tax rate for the first quarter of 2004.

     Forward looking statements and factors that may affect Amgen

          This report and other documents we file with the Securities and Exchange Commission (“SEC”) contain forward looking statements that are based on current expectations, estimates, forecasts and projections about us, our future performance, our business or others on our behalf, our beliefs and our management’s assumptions. In addition, we, or others on our behalf, may make forward looking statements in press releases or written statements, or in our communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls, and conference calls. Words such as “expect,” “anticipate,” “outlook,” “could,” “target,” “project,” “intend,” “plan,” “believe,” “seek,” “estimate,” “should,” “may,” “assume,” “continue,” variations of such words and similar expressions are intended to identify such forward looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict. We have based our forward looking statements on our management’s beliefs and assumptions based on information available to our management at the time the statements are made. We caution you that actual outcomes and results may differ materially from what is expressed, implied, or forecast by our forward looking statements. Reference is made in particular to forward looking statements regarding product sales, reimbursement, expenses, earnings per share, liquidity and capital resources, and trends. Except as required under the federal securities laws and the rules and regulations of the SEC, we do not have any intention or obligation to update publicly any forward looking statements after the distribution of this report, whether as a result of new information, future events, changes in assumptions, or otherwise.

          The following items are representative of the risks, uncertainties, and assumptions that could affect the outcome of the forward looking statements.

Our sales depend on payment and reimbursement from third-party payors, and a reduction in the payment rate or reimbursement could result in decreased use or sales of our products.

          In both domestic and foreign markets, sales of our products are dependent, in part, on the availability of reimbursement from third-party payors such as state and federal governments, under programs such as Medicare and Medicaid in the United States, and private insurance plans. Medicare does not cover prescriptions for ENBREL®. In certain foreign markets, the pricing and profitability of our products generally are subject to government controls. In the United States, there have been, there are, and we expect there will continue to be, a number of state and federal proposals that could limit the amount that state or federal governments will pay to reimburse the cost of pharmaceutical and biologic products. On December 8, 2003, President Bush signed into law the Medicare Prescription Drug Improvement and Modernization Act of 2003. As of the date of this filing, we have not determined the full impact of this new law on our business. However, we believe that legislation that reduces reimbursement for our products could adversely impact how much or under what circumstances healthcare providers will prescribe or administer our products. In addition, the Company believes that private insurers, such as managed care organizations, may adopt their own reimbursement reductions in response to such legislation. Reduction in reimbursement for the Company’s products could have a material adverse effect on results of operations of the Company. Also, we believe the increasing emphasis on managed care in the United States has and will continue to put pressure on the price and usage of our products, which may adversely impact product sales. Further, when a new therapeutic product is approved, the availability of governmental and/or private reimbursement for that product is uncertain, as is the amount for which that product will be reimbursed. We cannot predict the availability or amount of reimbursement for our approved products or product candidates, including those at a late stage of development, and current reimbursement policies for marketed products may change at any time.

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

          We conduct research, preclinical testing, and clinical trials and we manufacture and contract manufacture our product candidates. We also manufacture and contract manufacture, price, sell, distribute, and market or co-market our products for their approved indications. These activities are subject to extensive regulation by numerous state and federal governmental authorities in the United States, such as the FDA and CMS, as well as in foreign countries, including Europe. Currently, we are required in the United States and in foreign countries to obtain approval from those countries’ regulatory authorities before we can manufacture (or have our third-party manufacturers produce product), market and sell our products in those countries. In our experience, obtaining regulatory approval is costly and takes many years, and after it is obtained, it remains costly to maintain. The FDA and other U.S. and foreign regulatory agencies have substantial discretion to terminate clinical trials, require additional testing, delay or withhold registration and marketing approval, require changes in labeling of our products, and mandate product withdrawals. Substantially all of our marketed products are currently approved in the United States and most are approved in Europe and in other foreign countries for specific uses. We currently manufacture and market all our approved key products, and we plan to manufacture and market many of our potential products. See “—We may be required to perform additional clinical trials or change the labeling of our products if we or others identify side effects after our products are on the market.” Even though we have obtained regulatory approval for our marketed products, these products and our manufacturing processes are subject to continued review by the FDA and other regulatory authorities. In addition, ENBREL® is manufactured both by us at our Rhode Island manufacturing facility and by a third-party contract manufacturer, BI Pharma, and fill and finish of bulk product produced at our Rhode Island manufacturing facility is done by third-party service providers. BI Pharma and these third-party service providers are subject to FDA regulatory authority. See "—Limits on supply for ENBREL® may constrain ENBREL® sales.” In addition, later discovery of unknown problems with our products or manufacturing processes or those of our contract manufacturers or third-party service providers could result in restrictions on such products or manufacturing processes, including potential withdrawal of the products from the market. If regulatory authorities determine that we or our contract manufacturers or third-party service providers have violated regulations or if they restrict, suspend, or revoke our prior approvals, they could prohibit us from manufacturing or selling our marketed products until we or our contract manufacturers or third-party service providers comply, or indefinitely. In addition, if regulatory authorities determine that we have not complied with regulations in the research and development of a product candidate, then they may not approve the product candidate and we will not be able to market and sell it. If we were unable to market and sell our products or product candidates, our business and results of operations would be materially and adversely affected.

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

NEUPOGEN®, Aranesp®, Neulasta®, and ENBREL®, respectively. Our material patents are listed in the table below:

PRODUCT		GENERAL SUBJECT MATTER		EXPIRATION
Epoetin alfa	U.S.	-	DNA and host cells (issued in 1987)	10/27/2004
		-	Process of making erythropoietin (issued in 1995 and 1997)	8/15/2012
		-	Product claims to erythropoietin (issued in 1996 and 1997)	8/20/2013
		-	Pharmaceutical compositions of erythropoietin (issued in 1999)	8/20/2013
		-	Cells that make certain levels of erythropoietin (issued in 1998)	5/26/2015

	Europe(1)	-	Erythropoietin DNA cells, polypeptides and processes (issued in 1990)	12/12/2004

darbepoetin alfa	Europe(1)	-	Glycosylation analogs of erythropoietin proteins (issued in 1999)	10/12/2010
		-	Glycosylation analogs of erythropoietin proteins (issued in 1997)	8/16/2014

Filgrastim	U.S.	-	Methods for recombinant production of G- CSF (issued in 1998)	8/23/2005
		-	Analogs of G-CSF (issued in 1999)	8/23/2005
		-	Pharmaceutical Compositions Comprising G-CSF (issued in 2002)	8/23/2005
		-	DNA, vectors, cells and processes relating to recombinant G-CSF (issued in 1989 and 1991)	3/7/2006
		-	G-CSF polypeptides (issued in 1996)	12/3/2013
		-	Methods of treatment using G-CSF polypeptides (issued in 1996)	12/10/2013

	Europe(1)	-	G-CSF DNA Vectors, cells, polypeptides, methods of use and production (issued in 1991)	8/22/2006

pegfilgrastim	U.S.	-	Pegylated G-CSF (issued in 1998)	10/20/2015

	Europe(1)	-	Pegylated G-CSF (issued in 1999)	2/8/2015

etanercept	U.S.	-	Methods of treating TNF - dependent disease (issued in 2003)	9/5/2009
		-	TNFR proteins and pharmaceutical compositions (issued in 1999 and 2001)	9/5/2009
		-	TNFR DNA vectors, cells and processes for making proteins (issued in 1995 and 2000)	3/7/2012

(1)	In some cases these European patents may also be entitled to Supplemental Protection in one or more countries in Europe and the length of any such extension will vary country by country.

          We also have been granted or obtained rights to patents in Europe relating to: erythropoietin; G-CSF; pegfilgrastim (pegylated G-CSF); etanercept; two relating to darbepoetin alfa; and hyperglycosylated erythropoietic proteins. Our European patents relating to erythropoietin and G-CSF expire on December 12, 2004 and August 22, 2006, respectively, and we believe that after the expiration of these patents, other companies could develop and market new competitive products to our products in Europe; presenting additional competition to our products. While we do not market erythropoietin in Europe as this right belongs to Johnson & Johnson (through KA), we do market Aranesp® in the EU which competes with Johnson & Johnson’s and others’ erythropoietin products. We believe that the EU is currently in the process of developing regulatory requirements that would affect the development and approval of new competitive products. Until such requirements are finalized, we cannot predict when new competitive products could appear on the market in the EU or to what extent such additional competition would impact future Aranesp® and NEUPOGEN®/Neulasta® sales in the EU.

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

          Our current plan to increase U.S. and Canadian supply of ENBREL® includes construction of an additional large-scale cell culture commercial manufacturing facility adjacent to the current Rhode Island manufacturing facility. Additionally, we have entered into a manufacturing agreement with Genentech, Inc. (“Genentech”) to produce ENBREL® at Genentech’s manufacturing facility in South San Francisco, California. These manufacturing facilities are subject to FDA approval. Under the terms of the agreement, Genentech is expected to produce ENBREL® through 2005, with an extension through 2006 by mutual agreement. However, certain milestones under the manufacturing agreement, including obtaining FDA approval for the manufacturing process, have not been met in the pre-agreed time frame and there can be no assurance that Genentech will be able to obtain the requisite FDA approval. If and when approval is received, Enbrel® bulk drug produced at the Genentech facility is expected to be produced in campaigns similar to those conducted at BI Pharma. Consequently, supply from the Genentech facility is expected to also be dependent on the timing and number of production runs in addition to the other manufacturing risk discussed above. In addition, Wyeth is constructing a new manufacturing facility in Ireland, which is expected to increase the U.S. and Canadian supply of ENBREL®. If the additional ENBREL® manufacturing capacity at the Rhode Island site, or at Genentech, or in Ireland are not completed on time, or if these manufacturing facilities do not receive FDA or The European Agency for the Evaluation of Medicinal Products (EMEA) approval before we encounter supply constraints, our ENBREL® sales would be restricted, which could have a material adverse effect on our results of operations. See “—Limits on supply for ENBREL® may constrain ENBREL® sales.” If these third-party manufacturing facilities are completed and approved by the various regulatory authorities, our costs of acquiring bulk drug may fluctuate.

Continual manufacturing process improvement efforts may result in the carrying value of certain existing manufacturing facilities or other assets becoming impaired.

          In connection with our ongoing process improvement activities associated with products we manufacture, we continually invest in our various manufacturing practices and related processes with the objective of increasing production yields and success rates to gain increased cost efficiencies and capacity utilization. Depending on the timing and outcomes of these efforts and our other estimates and assumptions regarding future product sales, the carrying value of certain manufacturing facilities or other assets may not be fully recoverable and could result in the recognition of an impairment in the carrying value at the time that such effects are identified. The potential recognition of impairment in the carrying value, if any, could have a material and adverse affect on our results of operations.

Our marketed products face substantial competition and other companies may discover, develop, acquire or commercialize products before or more successfully than we do.

          We operate in a highly competitive environment. Our products compete with other products or treatments for diseases for which our products may be indicated. For example, ENBREL® competes in certain circumstances with rheumatoid arthritis products marketed by Abbott Laboratories/Knoll, Centocor Inc./Johnson & Johnson, Aventis, Pfizer, and Merck as well as the generic drug methotrexate, and may face competition from other potential therapies being developed. Further, if our currently marketed products are approved for new uses, or if we sell new products, we may face new, additional competition that we do not face today. For example, in the United States, Aranesp® competes with an Epoetin alfa product marketed by Johnson & Johnson in certain anemia markets and Enbrel®, if approved, may compete in certain circumstances with psoriasis products marketed by Biogen and Genentech, among others. Additionally, some of our competitors, including biotechnology and pharmaceutical companies, market products or are actively engaged in research and development in areas where we have products or where we are developing product candidates or new indications for existing products. In the future, we expect that our products will compete with new drugs currently in development, drugs approved for other indications that may be approved for the same indications as those of our products, and off-label use of drugs approved for other indications. Our European patents relating to erythropoietin and G-CSF expire on December 12, 2004 and August 22, 2006, respectively, and we believe that after the expiration of these patents, other companies could develop and market new competitive products to our products in Europe; presenting additional competition to our products. While we do not market erythropoietin in Europe as this right belongs to Johnson & Johnson (through KA), we do market Aranesp® in the EU which competes with Johnson & Johnson’s and others’ erythropoietin products. We believe that the EU is currently in the process of developing regulatory requirements that would affect the development and approval of new competitive products. Until such requirements are finalized, we cannot predict when new competitive products could appear on the market in the EU or to what extent such additional competition would impact future Aranesp® and NEUPOGEN®/Neulasta® sales in the EU. Our products may compete against products that have lower prices, superior performance, are easier to administer, or that are otherwise competitive with our products. Our inability to compete effectively could adversely affect product sales.

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

          The Federal government, state governments and private payors are investigating, and many have filed actions against, numerous pharmaceutical and biotechnology companies, including Amgen and Immunex, alleging that the reporting of prices for pharmaceutical products has resulted in false and overstated Average Wholesale Price (“AWP”), which in turn is alleged to have improperly inflated the reimbursement paid by Medicare beneficiaries, insurers, state Medicaid programs, medical plans and other payors to health care providers who prescribed and administered those products. Fourteen of these actions have been brought against us and/or Immunex, now a wholly owned subsidiary of ours. Eleven states and Puerto Rico have pending investigations regarding our drug pricing practices and the U.S. Departments of Justice and Health and Human Services have requested that Immunex produce documents relating to pricing issues. Further certain state government entity plaintiffs in some of these AWP cases are also alleging that companies, including ours, are not reporting their “best price” to the states under the Medicaid program. These cases and investigations are described in “Item 3. Legal Proceedings - Average Wholesale Price Litigation” in our Form 10-K for the year ended December 31, 2003, and are updated as required in subsequent Form 10-Qs (See Part II – Other Information, Item 1. Legal Proceedings). Other states and agencies could initiate investigations of our pricing practices. A decision adverse to our interests on these actions and/or investigations could result in substantial economic damages and could have a material adverse effect on our results of operations in the period in which such amounts are incurred.

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

          Our stock price, like that of other biotechnology companies, is highly volatile. For example, in the fifty-two weeks prior to March 31, 2004, the trading price of our common stock has ranged from a high of $72.37 per share to a low of $56.76 per share. Our stock price may be affected by a number of factors, such as:

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

     Israel Bio-Engineering Project Litigation

          On March 31, 2004, judgment was entered in favor of the defendants including the Company and the Company’s wholly owned subsidiary, Immunex Corporation. Israel Bio-Engineering Project has filed a Notice of Appeal.

     Columbia Litigation

          On April 8, 2004, the Judicial Panel on Multidistrict Litigation transferred this action to the U.S. District Court for the District of Massachusetts for consolidated pre-trial proceedings with other actions involving Columbia’s U.S. Patent No. 6,455,275. Average Wholesale Price Litigation

          On March 10, 2004, a civil action was filed in the Commonwealth Court for Pennsylvania broadly alleging that the Company, together with many other pharmaceutical manufacturers, reported prices for certain products in a manner that allegedly inflated reimbursement under Medicare and/or Medicaid, including co-payments paid to providers who prescribe and administer the products.. This action captioned, Commonwealth of Pennsylvania v. TAP Pharmaceutical Products, Inc. et al., is the fourteenth such civil action naming the Company and/or Immunex Corporation as defendants, either separately or together.

     Tularik Stockholder Litigation

          On March 29, 2004, a lawsuit was filed by Janis Zvokel against Tularik Inc. (“Tularik”), members of the Tularik board of directors and the Company in the Court of Chancery in the State of Delaware in and for New Castle County. In addition, on April 7, 2004, Zvokel served a First Request for Production of Documents on all defendants. Zvokel’s suit is denominated as a class action purportedly on behalf of Tularik stockholders. The complaint alleges that the members of the Tularik board of directors and the Company breached their fiduciary duties owed to the Tularik stockholders. The complaint further alleges that the consideration to be paid to the class members in the proposed acquisition of Tularik by the Company is unfair and inadequate because the intrinsic value of Tularik’s common stock is materially in excess of the amount offered for those securities. The plaintiff seeks the following relief from the court: an order that the action be maintained as a class action and certification of the plaintiff as a proper class representative; the enjoining of the proposed acquisition of Tularik by the Company; an order that the Tularik board of directors do the following: undertake an appropriate evaluation of Tularik’s worth as a merger/acquisition candidate; take all appropriate steps to enhance Tularik’s value and attractiveness as a merger/acquisition candidate; take all appropriate steps to effectively expose Tularik to the marketplace in an effort to create an active auction for Tularik, including, but not limited to, engaging in serious negotiations with the Company; act independently so that the interests of Tularik stockholders will be protected; and adequately ensure that no conflicts of interest exist between defendants’ own interests and their fiduciary obligation to maximize stockholder value or, if such conflicts exist, to ensure that all conflicts be resolved in the best interests of Tularik stockholders; and such other and further relief as the court deems appropriate. Further, the plaintiff seeks the following damages: compensatory damages against defendants individually and severally; and costs and disbursements, including plaintiff’s counsel’s fees and experts’ fees.

          On March 30, 2004, a second lawsuit containing class action allegations was filed by Fred Zucker against Tularik, members of the Tularik board of directors, and the Company in the Court of Chancery of the State of Delaware in and for New Castle County. Zucker’s suit is filed purportedly on behalf of Tularik stockholders. The complaint alleges that the members of the Tularik board of directors breached their fiduciary duties owed to Tularik stockholders, and that the Company knowingly aided and abetted these breaches of fiduciary duty through an alleged failure to: undertake an appropriate evaluation of Tularik’s net worth as a merger/acquisition candidate; actively evaluate the proposed merger in an attempt to obtain the best value for Tularik’s public stockholders; act independently so that the interests of Tularik’s public stockholders will be protected and enhanced; and adequately ensure that no conflicts of interest exist between the individual defendants’ own interests and their fiduciary obligations and, if such conflicts exist, ensure that all conflicts are resolved in the best interests of Tularik’s public stockholders. In addition, the complaint alleges that each defendant is sued individually and/or as a conspirator and an aider and abettor. The complaint further alleges that the consideration to be paid to the class members in the proposed acquisition of Tularik by the Company is unfair and inadequate because the intrinsic value of Tularik common stock is in excess of the amount offered for those securities, giving due consideration to the anticipated operating results, net asset value, cash flow, profitability and established markets of Tularik. The plaintiff seeks the following relief: an order that the action be maintained as a class action and certification of the plaintiff as a proper class representative; a declaration that defendants have breached their fiduciary duties to plaintiff and the class and aided and abetted such breaches; the enjoining of the proposed acquisition of Tularik by the Company and, if the proposed acquisition is consummated, rescinding it; and granting such other relief as the court may find just and proper. Further, the plaintiff seeks the following damages: compensatory and/or rescissory damages as allowed by law; and interest, attorney’s fees, expert fees and other costs.

          On April 7, 2004, a lawsuit was filed by Mary Kahler against Tularik, members of the Tularik board of directors, and the Company in the Superior Court of the State of California for the County of San Mateo. The suit is denominated as a class action purportedly on behalf of Tularik stockholders. The complaint alleges that the Company has clear and material conflicts of interest that have caused, with the acquiescence of the Tularik board of directors, an alleged failure to act in good faith toward the plaintiff and other members of the purported class and have caused it to take actions that allegedly have furthered the Company’s interests at the expense of Tularik stockholders. The complaint alleges that the Company and the Tularik directors have breached and are breaching their fiduciary duties to the members of the class. The complaint also alleges that defendants were and are under a duty: to act in the interests of the equity owners; to maximize stockholder value; to undertake an appropriate evaluation of Tularik’s net worth as a merger/acquisition candidate; and to act in accordance with their fundamental duties of due care and loyalty. The complaint alleges that the defendants breached fiduciary duties owed to Tularik stockholders and also failed to exercise ordinary care and diligence in the exercise of such fiduciary obligations. In addition, plaintiff alleges that the defendants, individually and as part of a common plan and scheme, or in breach of fiduciary duties owed to Tularik stockholders, are attempting unfairly to deprive the plaintiff and the other class members of the true value of their investment in Tularik. The complaint further alleges that the consideration to be paid to the class members in the proposed merger of Tularik and the Company is unfair and inadequate because the intrinsic value of Tularik common stock is materially in excess of the amount offered for those securities. The plaintiff seeks the following relief: an order that this action may be maintained as a class action and certification of plaintiff as the proper class representative; the preliminarily and permanent enjoining of the proposed acquisition of the publicly owned shares of Tularik common stock by the Company and, if the proposed transaction is consummated, the recission of it or the award of rescissory damages to the class members; and the granting such other and further relief as the court may find just and proper. Plaintiff seeks the following damages: compensatory and/or rescissory damages as allowed by law; and interest, attorney’s fees, expert fees and other costs. The Company has not been served in this matter.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

          During the three months ended March 31, 2004, the Company had two outstanding stock repurchase programs. As of March 31, 2004, all of the shares authorized under one of these programs were repurchased. The Company’s stock repurchase program is primarily intended to reduce the dilutive effect of its employee stock option and stock purchase plans. Additionally, stock repurchases beyond this level reflect the Company’s confidence in the long-term value of Amgen common stock. The amount the Company spends and the number of shares repurchased varies based on a variety of factors, including employee stock option grants, the stock price and blackout periods in which the Company is restricted from repurchasing shares.

          A summary of the Company’s repurchase activity for the three months ended March 31, 2004 is as follows:

			Total Number
			of Shares	Maximum $ Value
	Total Number	Average	Purchased as Part	that May Yet Be
	of Shares	Price Paid	of Publicly	Purchased Under the
	Purchased	per Share	Announced Programs	Programs (1)
January 1 - January 31	3,632,843	$64.35	3,598,700	$4,809,527,907
February 1 - February 29	5,211,577	64.71	5,200,041	4,473,019,148
March 1 - March 31	1,339,724	61.98	1,316,500	4,391,417,764

Total	10,184,144 (2)	$64.23	10,115,241

(1)	In June 2002, the Board of Directors (the “Board”) authorized the Company to repurchase $2.0 billion of common stock through June 30, 2004 (the “2002 Program). Additionally, in December 2003, the Board authorized the Company to repurchase up to an additional $5.0 billion of common stock allowing for a multi-year stock repurchase program with no expiration date. All amounts remaining under the 2002 Program were spent in January 2004.

(2)	The difference between total number of shares purchased and the total number of shares purchased as part of publicly announced programs is due to repurchases of common stock from certain employees in connection with their exercise of stock options issued prior to June 23, 1998 as well as shares of common stock withheld by the Company for the payment of taxes upon vesting of certain employees’ restricted stock.

Item 6. Exhibits and Reports on Form 8-K

(a)	Reference is made to the Index to Exhibits included herein.

(b)	Reports on Form 8-K.

The Company filed one Current Report on Form 8-K during the three months ended March 31, 2004. The report filed on March 29, 2004 reported under Item 5 that on March 28, 2004 the Company entered into an Agreement and Plan of Merger, dated March 28, 2004 (the “Merger Agreement”). Under the terms of the Merger Agreement, each outstanding share of Tularik common stock will be converted into the right to receive Amgen common stock based on an exchange ratio that will be determined by dividing $25 by the average closing price of Amgen common stock for the ten trading day period ending two days prior to the closing of the merger. The merger is intended to qualify as a tax-free reorganization under Section 368(a) of the Internal Revenue Code of 1986, as amended.

     The Company also furnished, but did not file, one Current Report on Form 8-K during the three months ended March 31, 2004. The report dated January 29, 2004 contained the Company’s press release announcing its earnings for the three months ended December 31, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Amgen Inc. (Registrant)
Date: 05/03/04	By:	/s/ Richard D. Nanula
Richard D. Nanula
Executive Vice President, Finance, Strategy and Communications, and Chief Financial Officer, acting in both his capacity as authorized signatory on behalf of the registrant and as principal financial officer

AMGEN INC.

INDEX TO EXHIBITS

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated March 28, 2004, by and between Amgen Inc., Arrow Acquisition, LLC, and Tularik Inc. (42)

3.1	Restated Certificate of Incorporation as amended. (9)

3.2	Amended and Restated Bylaws of Amgen Inc. (as amended and restated March 8, 2004). (42)

3.3	Certificate of Amendment of Restated Certificate of Incorporation. (17)

3.4	Certificate of Designations of Series A Junior Participating Preferred Stock. (20)

4.1	Indenture dated January 1, 1992 between the Company and Citibank N.A., as trustee. (3)

4.2	First Supplement to Indenture, dated February 26, 1997 between the Company and Citibank N.A., as trustee. (6)

4.3	Officer’s Certificate pursuant to Sections 2.1 and 2.3 of the Indenture, as supplemented, establishing a series of securities “8-1/8% Debentures due April 1, 2097.” (8)

4.4	8-1/8% Debentures due April 1, 2097. (8)

4.5	Form of stock certificate for the common stock, par value $.0001 of the Company. (9)

4.6	Officer’s Certificate pursuant to Sections 2.1 and 2.3 of the Indenture, dated as of January 1, 1992, as supplemented by the First supplemental Indenture, dated as of February 26, 1997, each between the Company and Citibank, N.A., as Trustee, establishing a series of securities entitled “6.50% Notes Due December 1, 2007”. (11)

4.7	6.50% Notes Due December 1, 2007 described in Exhibit 4.6. (11)

4.8	Corporate Commercial Paper - Master Note between and among Amgen Inc., as Issuer, Cede & Co., as nominee of The Depository Trust Company and Citibank, N.A. as Paying Agent. (12)

4.9	Shareholders’ Rights Agreement dated as of December 16, 2001 by and among Amgen Inc., Wyeth (formerly American Home Products Corporation), MDP Holdings, Inc., and Lederle Parenterals, Inc. (25)

4.10	Indenture, dated as of March 1, 2002, between Amgen Inc. and LaSalle Bank National Association. (27)

4.11	Form of Liquid Yield Option™ Note due 2032. (27)

4.12	Registration Rights Agreement, dated as of March 1, 2002, between Amgen Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated. (27)

10.1+	Company’s Amended and Restated 1991 Equity Incentive Plan, effective December 2003. (42)

10.2+	Company’s Amended and Restated 1997 Equity Incentive Plan, effective July 15, 2002. (40)

10.3	Shareholder’s Agreement of Kirin-Amgen, Inc., dated May 11, 1984, between the Company and Kirin Brewery Company, Limited. (20)

10.4	Amendment Nos. 1, 2, and 3, dated March 19, 1985, July 29, 1985 and December 19, 1985, respectively, to the Shareholder’s Agreement of Kirin-Amgen, Inc., dated May 11, 1984. (17)

Exhibit No.	Description
10.5	Product License Agreement, dated September 30, 1985, and Technology License Agreement, dated, September 30, 1985 between the Company and Ortho Pharmaceutical Corporation. (17)

10.6	Product License Agreement, dated September 30, 1985, and Technology License Agreement, dated September 30, 1985 between Kirin-Amgen, Inc. and Ortho Pharmaceutical Corporation. (17)

10.7+	Company’s Amended and Restated Employee Stock Purchase Plan. (17)

10.8	Research, Development Technology Disclosure and License Agreement PPO, dated January 20, 1986, by and between the Company and Kirin Brewery Co., Ltd. (1)

10.9	Amendment Nos. 4 and 5, dated October 16, 1986 (effective July 1, 1986) and December 6, 1986 (effective July 1, 1986), respectively, to the Shareholders Agreement of Kirin-Amgen, Inc. dated May 11, 1984. (20)

10.10	Assignment and License Agreement, dated October 16, 1986, between the Company and Kirin-Amgen, Inc. (20)

10.11	G-CSF European License Agreement, dated December 30, 1986, between Kirin-Amgen, Inc. and the Company. (20)

10.12+	Company’s Retirement and Savings Plan (as amended and restated effective January 1, 2003). (41)

10.13+	Company’s Amended and Restated 1988 Stock Option Plan. (5)

10.14+	First Amendment to the Amgen Nonqualified Deferred Compensation Plan. (41)

10.15	Amendment, dated June 30, 1988, to Research, Development, Technology Disclosure and License Agreement: GM-CSF dated March 31, 1987, between Kirin Brewery Company, Limited and the Company. (2)

10.16	ENBREL® Supply Agreement, dated April 12, 2002, between Immunex Corporation and Genentech, Inc. (with certain confidential information deleted therefrom). (31)

10.17	Partnership Purchase Agreement, dated March 12, 1993, between the Company, Amgen Clinical Partners, L.P., Amgen Development Corporation, the Class A limited partners and the Class B limited partner. (4)

10.18+	Amgen Inc. Supplemental Retirement Plan (As Amended and Restated Effective November 1, 1999). (16)

10.19+	First Amendment to Amgen Inc. Change of Control Severance Plan. (17)

10.20+	Amended and Restated Amgen Performance Based Management Incentive Plan. (15)

10.21	Credit Agreement, dated as of May 28, 1998, among Amgen Inc., the Borrowing Subsidiaries named therein, the Banks named therein, Citibank, N.A., as Issuing Bank, and Citicorp USA, Inc., as Administrative Agent. (13)

10.22	G-CSF United States License Agreement dated June 1, 1987 (effective July 1, 1986) between Kirin-Amgen, Inc. and the Company. (20)

10.23	Amendment No. 1 dated October 20, 1988 to Kirin-Amgen, Inc./Amgen G-CSF United States License Agreement dated June 1, 1987 (effective July 1, 1986). (20)

10.24	Amendment No. 2 dated October 17, 1991 (effective November 13, 1990) to Kirin-Amgen, Inc./Amgen G-CSF United States License Agreement dated June 1, 1987 (effective July 1, 1986). (20)

10.25	Amendment No. 10 dated March 1, 1996 to the Shareholders’ Agreement of Kirin-Amgen, Inc. dated May 11, 1984. (20)

10.26+	Amgen Inc. Change of Control Severance Plan effective as of October 20, 1998. (14)

Exhibit No.	Description
10.27	Preferred Share Rights Agreement, dated as of December 12, 2000, between Amgen Inc. and American Stock Transfer and Trust Company, as Rights Agent. (19)

10.28+	First Amendment, effective January 1, 1998, to the Company’s Amended and Restated Employee Stock Purchase Plan. (10)

10.29	Amendment No. 11 dated March 20, 2000 to the Shareholders’ Agreement of Kirin-Amgen, Inc. dated May 11, 1984. (20)

10.30+	Agreement between Amgen Inc. and Dr. Fabrizio Bonanni, dated March 3, 1999. (16)

10.31	Amendment No. 1 dated June 1, 1987 to Kirin-Amgen, Inc./Amgen G-CSF European License Agreement dated December 30, 1986. (20)

10.32	Amendment No. 2 dated March 15, 1988 to Kirin-Amgen, Inc./Amgen G-CSF European License Agreement dated December 30, 1986. (20)

10.33	Amendment No. 3 dated October 20, 1988 to Kirin-Amgen, Inc./Amgen G-CSF European License Agreement dated December 30, 1986. (20)

10.34	Amendment No. 4 dated December 29, 1989 to Kirin-Amgen, Inc./Amgen G-CSF European License Agreement dated December 30, 1986. (20)

10.35+	Company’s Amended and Restated 1987 Directors’ Stock Option Plan. (7)

10.36+	Amgen Inc. Amended and Restated 1993 Equity Incentive Plan (formerly known as the Immunex Corporation 1993 Stock Option Plan). (39)

10.37+	Amgen Inc. Executive Incentive Plan. (28)

10.38+	Promissory Note of Dr. Fabrizio Bonanni, dated August 7, 1999. (16)

10.39+	Promissory Note of Dr. Fabrizio Bonanni, dated October 29, 1999. (16)

10.40+	2002 Special Severance Pay Plan for Amgen Employees. (35)

10.42	Amendment No. 6 dated May 11, 1984 to the Shareholders’ Agreement of Kirin-Amgen, Inc. dated May 11, 1984. (20)

10.43	Amendment No. 7 dated July 17, 1987 (effective April 1, 1987) to the Shareholders’ Agreement of Kirin-Amgen, Inc. dated May 11, 1984. (20)

10.44	Amendment No. 8 dated May 28, 1993 (effective November 13, 1990) to the Shareholders’ Agreement of Kirin-Amgen, Inc. dated May 11, 1984. (20)

10.45	Amendment No. 9 dated December 9, 1994 (effective June 14, 1994) to the Shareholders’ Agreement of Kirin-Amgen, Inc. dated May 11, 1984. (20)

10.46+	Agreement between Amgen Inc. and Mr. George J. Morrow, dated March 3, 2001. (21)

10.47+	Promissory Note of Mr. George J. Morrow, dated March 11, 2001. (21)

10.48+	Agreement between Amgen Inc. and Dr. Roger M. Perlmutter, M.D., Ph.D., dated March 5, 2001. (21)

10.49+	Agreement between Amgen Inc. and Mr. Brian McNamee, dated May 5, 2001. (22)

10.50+	Agreement between Amgen Inc. and Mr. Richard Nanula, dated May 15, 2001. (22)

10.51+	Promissory Note of Mr. Richard Nanula, dated June 27, 2001. (22)

10.52+	Promissory Note of Dr. Roger M. Perlmutter, dated June 29, 2001. (22)

10.53	Amendment No. 1 to ENBREL® Supply Agreement, effective as of September 20, 2002 (with certain confidential information deleted therefrom). (41)

10.54+	Second Amendment to the Amgen Inc. Change of Control Severance Plan. (23)

10.55+	First Amendment to the Amgen Supplemental Retirement Plan as amended and restated effective November 1, 1999. (23)

10.57+	Promissory Note of Mr. Brian McNamee, dated May 30, 2001. (23)

10.58+	Restricted Stock Purchase Agreement between Amgen Inc. and Mr. Richard Nanula, dated May 16, 2001. (23)

Exhibit No.	Description
10.59+	Restricted Stock Purchase Agreement between Amgen Inc. and Dr. Roger M. Perlmutter, dated January 8, 2001. (23)

10.60+	Agreement between Amgen Inc. and Dr. Beth C. Seidenberg, dated December 21, 2001. (26)

10.61+	Amendment to Agreement between Amgen Inc. and Dr. Beth C. Seidenberg, dated December 21, 2001. (26)

10.62+	Second Amendment to the Amgen Supplemental Retirement Plan (As Amended and Restated Effective November 1, 1999), effective January 1, 2002. (26)

10.63	Amendment No. 2 to ENBREL® Supply Agreement, effective as of July 16, 2002. (41)

10.64+	Amgen Inc. Executive Nonqualified Retirement Plan, effective January 1, 2001. (26)

10.65+	Nonqualified Deferred Compensation Plan, effective January 1, 2002. (26)

10.66	Shareholder voting agreement dated as of December 16, 2001 by and among Amgen Inc., Wyeth (formerly American Home Products Corporation), MDP Holdings, Inc., and Lederle Parenterals, Inc. (24)

10.67+	Agreement between Amgen Inc. and Dr. Joseph Miletich, dated March 22, 2002. (29)

10.68+	Restricted Stock Purchase Agreement between Amgen Inc. and Dr. Joseph Miletich, dated April 1, 2002. (29)

10.69	Amended and Restated Promotion Agreement by and between Immunex Corporation, Wyeth (formerly American Home Products Corporation) and Amgen Inc. dated December 16, 2001 (with certain confidential information deleted therefrom). (28)

10.70	Agreement Regarding Governance and Commercial Matters by and among Wyeth (formerly American Home Products Corporation), American Cyanamid Company and Amgen Inc. dated December 16, 2001 (with certain confidential information deleted therefrom). (28)

10.71+	Amgen Inc. Amended and Restated 1999 Equity Incentive Plan (formerly known as the Immunex Corporation 1999 Stock Option Plan). (32)

10.72+	Amgen Inc. Amended and Restated 1999 Stock Purchase Plan (formerly known as the Immunex Corporation 1999 Stock Purchase Plan). (32)

10.75	ENBREL® Supply Agreement among Immunex Corporation, American Home Products Corporation and Boehringer Ingelheim Pharma KG, dated as of November 5, 1998 (with certain confidential information deleted therefrom). (33)

10.76	Amendment No. 1 to the ENBREL® Supply Agreement among Immunex Corporation, American Home Products Corporation and Boehringer Ingelheim Pharma KG, dated June 27, 2000 (with certain confidential information deleted therefrom). (34)

10.77	Amendment No. 2 to the ENBREL® Supply Agreement among Immunex Corporation, American Home Products Corporation and Boehringer Ingelheim Pharma KG, dated June 3, 2002 (with certain confidential information deleted therefrom). (35)

10.78	Asset Purchase Agreement, dated May 2, 2002, by and between Immunex Corporation and Schering Aktiengesellschaft (with certain confidential information deleted therefrom). (35)

10.79	Amendment No. 1 to the Asset Purchase Agreement dated as of September 25, 2002, by and between Immunex Corporation and Schering Aktiengesellschaft. (35)

10.80	Amendment No. 2 to the Asset Purchase Agreement dated as of July 17, 2002, by and between Immunex Corporation and Schering Aktiengesellschaft. (35)

10.81+	Promissory Note of Ms. Beth Seidenberg, dated March 20, 2002. (35)

Exhibit No.	Description
10.82+	Agreement between Amgen Inc. and Edward Fritzky, dated July 15, 2002. (35)

10.83+	Restricted Stock Purchase Agreement between Amgen Inc. and Edward Fritzky, dated July 15, 2002. (35)

10.84+	Stock Option Agreement between Amgen Inc. and Edward Fritzky, dated July 15, 2002. (35)

10.86+	Promissory Note of Dr. Hassan Dayem, dated July 10, 2002. (35)

10.87	Amendment No. 3 to the ENBREL® Supply Agreement among Immunex Corporation, American Home Products Corporation and Boehringer Ingelheim Pharma KG, dated December 18, 2002 (with certain confidential information deleted therefrom). (38)

10.88+	Amgen Limited Sharesave Plan. (37)

10.89+	Amgen Limited 2000 UK Company Employee Share Option Plan. (38)

10.90+	Restricted Stock Purchase Agreement between Amgen Inc. and Dr. Beth C. Seidenberg, dated January 14, 2002 and First Amendment thereto dated September 20, 2002. (38)

10.91+	Restricted Stock Purchase Agreement between Amgen Inc. and Brian M. McNamee, dated March 3, 2003. (40)

10.92	Amendment No. 3 to ENBREL® Supply Agreement, effective as of March 26, 2003 (with certain confidential information deleted therefrom). (41)

10.93	Amendment No. 4 to ENBREL® Supply Agreement, effective as of October 31, 2003 (with certain confidential information deleted therefrom). (41)

10.94	Description of Amendment No. 1 to Amended and Restated Promotion Agreement, effective as of July 8, 2003 (with certain confidential information deleted therefrom). (41)

10.95+	Amended and Restated Agreement between Amgen Inc. and David J. Scott, dated February 16, 2004. (41)

10.96+	Amgen Inc. Director Equity Incentive Program, effective as of December 9, 2003. (41)

10.97+	Form of Restricted Stock Unit Agreement. (41)

10.98+	Amgen Inc. Performance Award Program, effective as of December 9, 2003. (41)

10.99+	Form of Performance Unit Agreement. (41)

31*	Rule 13a-14(a) Certifications.

32**	Section 1350 Certifications.

(* = filed herewith)

(** = furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended)

(+ = management contract or compensatory plan or arrangement.)

(1)	Filed as an exhibit to Amendment No. 1 to Form S-1 Registration Statement (Registration No. 33-3069) on March 11, 1986 and incorporated herein by reference.

(2)	Filed as an exhibit to Form 8 amending the Quarterly Report on Form 10-Q for the quarter ended June 30, 1988 on August 25, 1988 and incorporated herein by reference.

(3)	Filed as an exhibit to Form S-3 Registration Statement dated December 19, 1991 and incorporated herein by reference.

(4)	Filed as an exhibit to the Form 8-A dated March 31, 1993 and incorporated herein by reference.

(5)	Filed as an exhibit to the Form 10-Q for the quarter ended September 30, 1996 on November 5, 1996 and incorporated herein by reference.

(6)	Filed as an exhibit to the Form 8-K Current Report dated March 14, 1997 on March 14, 1997 and incorporated herein by reference.

(7)	Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1996 on March 24, 1997 and incorporated herein by reference.

(8)	Filed as an exhibit to the Form 8-K Current Report dated April 8, 1997 on April 8, 1997 and incorporated herein by reference.

(9)	Filed as an exhibit to the Form 10-Q for the quarter ended March 31, 1997 on May 13, 1997 and incorporated herein by reference.

(10)	Filed as an exhibit to the Form 10-Q for the quarter ended June 30, 1997 on August 12, 1997 and incorporated herein by reference.

(11)	Filed as an exhibit to the Form 8-K Current Report dated and filed on December 5, 1997 and incorporated herein by reference.

(12)	Filed as an exhibit to the Form 10-Q for the quarter ended March 31, 1998 on May 13, 1998 and incorporated herein by reference.

(13)	Filed as an exhibit to the Form 10-Q for the quarter ended June 30, 1998 on August 14, 1998 and incorporated herein by reference.

(14)	Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1998 on March 16, 1999 and incorporated herein by reference.

(15)	Filed as an exhibit to the Form 10-Q for the quarter ended June 30, 1999 on August 3, 1999 and incorporated herein by reference.

(16)	Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1999 on March 7, 2000 and incorporated herein by reference.

(17)	Filed as an exhibit to the Form 10-Q for the quarter ended June 30, 2000 on August 1, 2000 and incorporated herein by reference.

(18)	Filed as an exhibit to the Form 10-Q for the quarter ended September 30, 2000 on November 14, 2000 and incorporated herein by reference.

(19)	Filed as an exhibit to the Form 8-K Current Report dated December 13, 2000 on December 18, 2000 and incorporated herein by reference.

(20)	Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2000 on March 7, 2001 and incorporated herein by reference.

(21)	Filed as an exhibit to the Form 10-Q for the quarter ended March 31, 2001 on May 14, 2001 and incorporated herein by reference.

(22)	Filed as an exhibit to the Form 10-Q for the quarter ended June 30, 2001 on July 27, 2001 and incorporated herein by reference.

(23)	Filed as an exhibit to the Form 10-Q for the quarter ended September 30, 2001 on October 26, 2001 and incorporated herein by reference.

(24)	Filed as an exhibit to the Form 8-K Current Report dated December 16, 2001 on December 17, 2001 and incorporated herein by reference.

(25)	Filed as an exhibit to the Form S-4 Registration Statement dated January 31, 2002 and incorporated herein by reference.

(26)	Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2001 on February 26, 2002 and incorporated herein by reference.

(27)	Filed as an exhibit to the Form 8-K Current Report dated February 21, 2002 on March 1, 2002 and incorporated herein by reference.

(28)	Filed as an exhibit to Amendment No. 1 to the Form S-4 Registration Statement dated March 22, 2002 and incorporated herein by reference.

(29)	Filed as an exhibit to the Form 10-Q for the quarter ended March 31, 2002 on April 29, 2002 and incorporated herein by reference.

(30)	Filed as an exhibit to the Post-Effective Amendment No. 1 to the Form S-4 Registration Statement dated July 15, 2002 and incorporated herein by reference.

(31)	Filed as an exhibit to Form 8-K Current Report of Immunex Corporation dated April 12, 2002 on May 7, 2002 and incorporated herein by reference.

(32)	Filed as an exhibit to the Form S-8 dated July 16, 2002 and incorporated herein by reference.

(33)	Filed as an exhibit to the Annual Report on Form 10-K of Immunex Corporation for the year ended December 31, 1998.

(34)	Filed as an exhibit to the Form 10-Q of Immunex Corporation for the quarter ended June 30, 2000.

(35)	Filed as an exhibit to the Form 10-Q for the quarter ended June 30, 2002 on August 13, 2002 and incorporated herein by reference.

(36)	Filed as an exhibit to the Form 10-Q for the quarter ended September 30, 2002 on November 5, 2002 and incorporated herein by reference.

(37)	Filed as an exhibit to the Form S-8 dated March 17, 1999 and incorporated herein by reference.

(38)	Filed as an exhibit to the Form 10-K for the year ended December 31, 2002 on March 10, 2003 and incorporated herein by reference.

(39)	Filed as an exhibit to the Form 10-Q for the quarter ended March 31, 2003 on May 2, 2003 and incorporated herein by reference.

(40)	Filed as an exhibit to the Form 10-Q for the quarter ended June 30, 2003 on July 30, 2003 and incorporated herein by reference.

(41)	Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2003 on March 11, 2004 and incorporated herein by reference.

(42)	Filed as an exhibit to the Form S-4 dated April 26, 2004 and incorporated herein by reference.