Form 10-Q
period 2004-06-30
AMGEN INC
filed 2004-08-06
CIK 318154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

     As of July 16, 2004, the registrant had 1,266,016,718 shares of common stock, $0.0001 par value, outstanding.

AMGEN INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

     The information in this report for the three and six months ended June 30, 2004 and 2003 is unaudited but includes all adjustments (consisting only of normal recurring accruals, unless otherwise indicated) which Amgen Inc., including its subsidiaries, (“Amgen” or the “Company”) considers necessary for a fair presentation of the results of operations for those periods.

     The Condensed Consolidated Financial Statements should be read in conjunction with the Company’s financial statements and the notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

     Interim results are not necessarily indicative of results for future quarters or the full fiscal year.

AMGEN INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Revenues:
Product sales	$2,431.0	$1,916.5	$4,638.8	$3,552.4
Other revenues	153.9	124.6	289.1	249.9

Total revenues	2,584.9	2,041.1	4,927.9	3,802.3

Operating expenses:
Cost of sales (excludes amortization of acquired intangible assets presented below)	435.4	329.1	808.6	612.4
Research and development	467.8	393.7	909.1	745.0
Selling, general and administrative	591.0	441.2	1,107.5	821.7
Amortization of acquired intangible assets	84.0	84.0	167.9	167.9
Other items, net	—	(24.0)	—	(24.0)

Total operating expenses	1,578.2	1,224.0	2,993.1	2,323.0

Operating income	1,006.7	817.1	1,934.8	1,479.3
Interest and other income and expense, net	10.1	31.6	31.2	57.5

Income before income taxes	1,016.8	848.7	1,966.0	1,536.8
Provision for income taxes	268.7	241.5	527.7	436.3

Net income	$748.1	$607.2	$1,438.3	$1,100.5

Earnings per share:
Basic	$0.59	$0.47	$1.13	$0.85
Diluted	$0.57	$0.45	$1.09	$0.82
Shares used in calculation of earnings per share:
Basic	1,268.2	1,287.9	1,274.3	1,289.3
Diluted	1,317.7	1,347.0	1,325.6	1,348.5

See accompanying notes.

AMGEN INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share data)
(Unaudited)

	June 30,	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$1,716.9	$836.6
Marketable securities	2,544.9	4,286.3
Trade receivables, net	1,281.2	1,007.9
Inventories	725.1	712.6
Other current assets	568.0	558.8

Total current assets	6,836.1	7,402.2
Property, plant, and equipment at cost, net	4,351.2	3,799.4
Intangible assets, net	4,338.8	4,455.5
Goodwill	9,700.4	9,715.9
Other assets	833.5	803.5

	$26,060.0	$26,176.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$311.9	$327.2
Accrued liabilities	1,786.8	1,919.1
Convertible notes	2,895.7	—

Total current liabilities	4,994.4	2,246.3
Deferred tax liabilities	1,454.8	1,461.6
Long-term debt	200.0	3,079.5
Stockholders’ equity:
Preferred stock; $0.0001 par value; 5.0 shares authorized; none issued or outstanding	—	—
Common stock and additional paid-in capital; $0.0001 par value; 2,750.0 shares authorized; outstanding - 1,265.4 shares in 2004 and 1,283.7 shares in 2003	20,255.4	19,995.3
Accumulated deficit	(884.4)	(667.0)
Accumulated other comprehensive income	39.8	60.8

Total stockholders’ equity	19,410.8	19,389.1

	$26,060.0	$26,176.5

See accompanying notes.

AMGEN INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended
	June 30,
	2004	2003
Cash flows from operating activities:
Net income	$1,438.3	$1,100.5
Depreciation and amortization	355.1	341.2
Tax benefits related to employee stock options	91.8	161.9
Other non-cash items	71.5	98.9
Cash provided by (used in) changes in operating assets and liabilities:
Trade receivables, net	(273.3)	(208.3)
Inventories	(12.5)	(93.8)
Other current assets	32.0	55.0
Accounts payable and accrued liabilities	(189.1)	265.1

Net cash provided by operating activities	1,513.8	1,720.5

Cash flows from investing activities:
Purchases of property, plant, and equipment	(741.8)	(544.0)
Proceeds from maturities of marketable securities	109.8	281.1
Proceeds from sales of marketable securities	4,655.4	996.2
Purchases of marketable securities	(3,086.6)	(2,409.8)
Other	(114.4)	(147.4)

Net cash used in investing activities	822.4	(1,823.9)

Cash flows from financing activities:
Repayment of commercial paper	—	(100.0)
Net proceeds from issuance of common stock upon the exercise of employee stock options and in connection with an employee stock purchase plan	194.8	302.9
Repurchases of common stock	(1,649.7)	(899.6)
Other	(1.0)	18.9

Net cash used in financing activities	(1,455.9)	(677.8)

Increase (decrease) in cash and cash equivalents	880.3	(781.2)
Cash and cash equivalents at beginning of period	836.6	1,851.7

Cash and cash equivalents at end of period	$1,716.9	$1,070.5

See accompanying notes.

AMGEN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004

1.	Summary of significant accounting policies

   Business

     Amgen Inc., including its subsidiaries, (“Amgen” or the “Company”) is a global biotechnology company that discovers, develops, manufactures, and markets human therapeutics based on advances in cellular and molecular biology.

   Basis of presentation

     The financial information for the three and six months ended June 30, 2004 and 2003 is unaudited but includes all adjustments (consisting only of normal recurring accruals, unless otherwise indicated), which the Company considers necessary for a fair presentation of the results of operations for these periods. Interim results are not necessarily indicative of results for the full fiscal year.

   Principles of consolidation

     The Condensed Consolidated Financial Statements include the accounts of the Company as well as its wholly owned subsidiaries and majority-owned affiliates (affiliated companies in which the Company has a majority ownership interest and exercises control over their operations) that are not considered variable interest entities. As of June 30, 2004, the Company does not have any significant interests in variable interest entities. All material intercompany transactions and balances have been eliminated in consolidation.

   Use of estimates

     The preparation of financial statements in conformity with United States generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the Condensed Consolidated Financial Statements and accompanying notes. Actual results may differ from those estimates.

   Inventories

     Inventories are stated at the lower of cost or market. Cost is determined in a manner which approximates the first-in, first-out (FIFO) method. Inventories are shown net of applicable reserves and allowances. Inventories consisted of the following (in millions):

AMGEN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

	June 30,	December 31,
	2004	2003
Raw materials	$127.7	$125.3
Work in process	443.0	451.5
Finished goods	154.4	135.8

	$725.1	$712.6

   Intangible assets and goodwill

     Intangible assets are recorded at cost, less accumulated amortization. Amortization of intangible assets is provided over their estimated useful lives ranging from 7 to 15 years on a straight-line basis (weighted average amortization period of 14.6 years at June 30, 2004). As of June 30, 2004 and December 31, 2003, accumulated amortization of intangible assets amounted to $668.9 million and $512.2 million, respectively. Intangible assets primarily consist of acquired product technology rights of $4,803.2 million, net of accumulated amortization of $658.8 million, which relate to the identifiable intangible assets acquired in connection with the Immunex Corporation (“Immunex”) acquisition in July 2002. Amortization of acquired product technology rights is included in “Amortization of acquired intangible assets” in the accompanying Condensed Consolidated Statements of Operations. The Company reviews its intangible assets for impairment periodically and whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.

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

AMGEN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

party’s spillover based on estimates of and subsequent adjustments thereto of third-party data on shipments to end users and their usage.

     Sales of the Company’s other products are recognized when shipped and title and risk of loss have passed. Product sales are recorded net of accruals for estimated rebates, including Medicaid, discounts, incentives, and returns.

   Research and development costs

     Research and development expenses are comprised of the following types of costs incurred in performing R&D activities: salaries and benefits, allocated overhead and occupancy costs, clinical trial and related clinical manufacturing costs, contract services, and other outside costs, which include milestones, consulting fees, and regulatory fees. Research and development expenses also include such costs related to activities performed on behalf of corporate partners. Research and development costs are expensed as incurred.

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

     The following table sets forth the computation for basic and diluted earnings per share (in millions, except per share information):

AMGEN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Income (Numerator):
Net income for basic EPS	$748.1	$607.2	$1,438.3	$1,100.5
Adjustment for interest expense on Convertible Notes, net of tax	5.3	5.2	10.6	10.4

Net income for diluted EPS, after assumed conversion of Convertible Notes	$753.4	$612.4	$1,448.9	$1,110.9

Shares (Denominator):
Weighted-average shares for basic EPS	1,268.2	1,287.9	1,274.3	1,289.3
Effect of Dilutive Securities	14.5	24.1	16.3	24.2
Effect of Convertible Notes, after assumed conversion of Convertible Notes	35.0	35.0	35.0	35.0

Weighted-average shares for diluted EPS	1,317.7	1,347.0	1,325.6	1,348.5

Basic earnings per share	$0.59	$0.47	$1.13	$0.85
Diluted earnings per share	$0.57	$0.45	$1.09	$0.82

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

AMGEN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

     The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income	$748.1	$607.2	$1,438.3	$1,100.5
Stock-based compensation, net of tax	(72.3)	(47.7)	(157.3)	(85.1)

Pro forma net income	$675.8	$559.5	$1,281.0	$1,015.4

Earnings per share:
Basic	$0.59	$0.47	$1.13	$0.85
Basic – pro forma	$0.53	$0.43	$1.01	$0.79
Diluted	$0.57	$0.45	$1.09	$0.82
Diluted – pro forma	$0.52	$0.42	$0.98	$0.76

     The weighted average fair value of common stock and stock options on the date of grant, and the weighted average assumptions used to estimate the fair value of the stock options using the Black-Scholes option valuation model, were as follows for the three months ended June 30:

	2004	2003
Weighted average fair value of common stock	$56.45	$62.37
Weighted average fair value of stock options granted	21.97	24.10
Risk-free interest rate	3.3%	1.9%
Expected life (in years)	4.5	3.7
Expected volatility	42.0%	50.0%
Expected dividend yield	0%	0%

   Recent accounting developments

     In March 2004, the Financial Accounting Standards Board (“FASB”) issued a Proposed SFAS, “Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95” (“Exposure Draft”). The Exposure Draft would eliminate the ability to account for share-based compensation transactions using APB No. 25, Accounting for Stock Issued to Employees, and generally would require such transactions be accounted for using a fair-value-based method and the resulting cost recognized in the financial statements. The Company is closely monitoring developments related to the Exposure Draft and will adopt the final standard upon issuance.

   Reclassification

     Certain prior year amounts have been reclassified to conform to the current year presentation.

AMGEN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

2.	Related party transactions

     The Company owns a 50% interest in Kirin-Amgen (“KA”), a corporation formed in 1984 with Kirin Brewery Company, Limited (“Kirin”) for the development and commercialization of certain products based on advanced biotechnology. The Company accounts for its interest in KA under the equity method and includes its share of KA’s profits or losses in “Selling, general, and administrative” in the Condensed Consolidated Statements of Operations. KA’s revenues consist of royalty income related to its licensed technology rights. All of Amgen’s rights to manufacture and market certain products including erythropoietin, granulocyte colony-stimulating factor (“G-CSF”), darbepoetin alfa, and pegfilgrastim are pursuant to exclusive licenses from KA. The Company currently markets certain of these products under the brand names EPOGEN® (erythropoietin), NEUPOGEN® (G-CSF), Aranesp® (darbepoetin alfa), and Neulasta® (pegfilgrastim). KA receives royalty income from Amgen, as well as Kirin, Johnson & Johnson, F. Hoffmann-La Roche Ltd, and others under separate product license agreements for certain geographic areas outside of the United States. During the three and six months ended June 30, 2004, KA earned royalties from Amgen of $68.3 million and $130.5 million, respectively. During the three and six months ended June 30, 2003, KA earned royalties from Amgen of $54.6 million and $99.9 million, respectively. These amounts are included in “Cost of sales” in the accompanying Condensed Consolidated Statements of Operations.

     KA’s expenses primarily consist of costs related to research and development activities conducted on its behalf by Amgen and Kirin. KA pays Amgen and Kirin for such services at negotiated rates. During the three and six months ended June 30, 2004, Amgen earned revenues from KA of $57.7 million and $91.6 million, respectively, for certain research and development activities performed on KA’s behalf. During the three and six months ended June 30, 2003, Amgen earned revenues from KA of $21.7 million and $48.0 million, respectively. These amounts are included in “Other revenues” in the accompanying Condensed Consolidated Statements of Operations.

3.	Income taxes

     The tax rates for the three and six months ended June 30, 2004, are different from the statutory rate primarily as a result of permanently reinvested earnings of the Company’s foreign operations. The Company does not provide for U.S. income taxes on undistributed earnings of its foreign operations that are intended to be permanently reinvested outside of the United States. During 2002, the Company restructured its Puerto Rico manufacturing operations using a controlled foreign corporation.

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

   Stock repurchase program

     The Company has a stock repurchase program primarily to reduce the dilutive effect of its employee stock option and stock purchase plans. Additionally, stock repurchases beyond this level reflect a measure of the Company’s confidence in the long-term value of Amgen common stock. A summary of the Company’s repurchase activity for the six months ended June 30, 2004 and 2003 is as follows (amounts in millions):

	2004		2003
	Shares	Dollars	Shares	Dollars
First quarter	10.1	$649.7	8.2	$450.6
Second quarter	17.4	1,000.0	7.3	449.0

Total	27.5	$1,649.7	15.5	$899.6

     In December 2003, the Board of Directors authorized the Company to repurchase up to an additional $5.0 billion of common stock allowing for a multi-year stock repurchase program. As of June 30, 2004, $3.4 billion was available for stock repurchases. The amount the Company spends and the number of shares repurchased varies based on a variety of factors, including the stock price and blackout periods in which the Company is restricted from repurchasing shares.

   Other comprehensive income

     SFAS No. 130, “Reporting Comprehensive Income”, requires unrealized gains and losses on the Company’s available-for-sale securities and foreign currency forward contracts, which qualify and are designated as cash flow hedges, and foreign currency translation adjustments to be included in other comprehensive income. During the three and six months ended June 30, 2004, total comprehensive income was $712.5 million and $1,417.3 million, respectively. During the three and six months ended June 30, 2003, total comprehensive income was $646.9 million and $1,117.4 million, respectively.

5.	Convertible notes

     As of June 30, 2004, the Company had Convertible Notes (30-year, zero-coupon senior convertible notes) with an accreted value of $2.9 billion outstanding and having an aggregate face amount of $3.95 billion and yield to maturity of 1.125%. The original issue discount of $1.13 billion is being accreted to the balance of the Convertible Notes and recognized as interest expense over the life of the Convertible Notes using the effective interest method. The holders of the Convertible Notes may require the Company to purchase all or a portion of their notes on various dates, the earliest of which is March 1, 2005, at a price equal to the original issuance price plus the accrued original issue discount to the purchase dates, and accordingly, the Convertible Notes were classified as current in the accompanying Condensed Consolidated Balance Sheet as of June 30, 2004. In such

AMGEN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

event, under the terms of the Convertible Notes, the Company has the right to pay the purchase price in cash and/or shares of common stock, which would be issued at the then current market price.

     Holders of the Convertible Notes may convert each of their notes into 8.8601 shares of common stock of the Company (the “conversion rate”) at any time on or before the maturity date, or approximately 35.0 million shares in the aggregate. The conversion price per share as of any day will equal the original issuance price plus the accrued original issue discount to that day, divided by the conversion rate, or $82.75 per share as of June 30, 2004.

6.	Other items, net

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

7.	Contingencies

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

AMGEN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

8.	Proposed merger with Tularik Inc.

     On March 28, 2004, the Company signed a definitive agreement to acquire Tularik Inc. (“Tularik”) in a transaction to be accounted for as a business combination. Tularik is a pioneer in drug discovery related to cell signaling and the control of gene expression. Under the terms of the agreement, each share of Tularik common stock outstanding at the close of the merger will be converted into Amgen common stock based on an exchange ratio that will be determined by dividing $25 by the average closing price of Amgen common stock for the ten trading day period ending two trading days prior to the closing of the merger. In addition, at the closing of the merger each option and warrant outstanding to purchase a share of Tularik common stock will be assumed by Amgen and converted into an option or warrant to purchase Amgen common stock based on the terms of the merger agreement. The estimated purchase price is approximately $1.5 billion, which includes Amgen’s existing ownership of Tularik of approximately 21%, the estimated fair value of Amgen stock issued, options and warrants to be converted, and the direct transaction costs. The final purchase price will be determined based upon the number of Tularik shares, options, and warrants outstanding at the closing date. The transaction is expected to close in the second half of 2004, subject to approval by shareholders of Tularik, customary regulatory approvals, as well as certain other closing conditions. It is expected that the merger will qualify as a tax-free reorganization within the meaning of Section 368(a) of the Internal Revenue Code.

9.	Subsequent event

     In July 2004, the Company established a $1.0 billion five-year unsecured revolving credit facility to be used for general corporate purposes, including commercial paper support. Additionally, the Company increased the size of its commercial paper authorization by $1.0 billion. No amounts were outstanding under the credit facility or commercial paper program.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

   Forward looking statements

     This report and other documents we file with the Securities and Exchange Commission (“SEC”) contain forward looking statements that are based on current expectations, estimates, forecasts and projections about us, our future performance, our business or others on our behalf, our beliefs and our management’s assumptions. In addition, we, or others on our behalf, may make forward looking statements in press releases or written statements, or in our communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls, and conference calls. Words such as “expect,” “anticipate,” “outlook,” “could,” “target,” “project,” “intend,” “plan,” “believe,” “seek,” “estimate,” “should,” “may,” “assume,” “continue,” variations of such words and similar expressions are intended to identify such forward looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict. We describe our respective risks, uncertainties, and assumptions that could affect the outcome or results of operations in “Factors that may affect Amgen”. We have based our forward looking statements on our management’s beliefs and assumptions based on information available to our management at the time the statements are made. We caution you that actual outcomes and results may differ materially from what is expressed, implied, or forecast by our forward looking statements. Reference is made in particular to forward looking statements regarding product sales, reimbursement, expenses, earnings per share, liquidity and capital resources, and trends. Except as required under the federal securities laws and the rules and regulations of the SEC, we do not have any intention or obligation to update publicly any forward looking statements after the distribution of this report, whether as a result of new information, future events, changes in assumptions, or otherwise.

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

     The Company primarily earns revenues and income and generates cash from sales of human therapeutic products in the areas of hematology, oncology, and inflammation. In the near-term, the Company expects business growth to be primarily driven by sales of Aranesp®, Neulasta®, and ENBREL®. For the three and six months ended June 30, 2004, total revenues were $2,584.9 million and $4,927.9 million, respectively, and net income was $748.1 million and $1,438.3 million, respectively. As of June 30, 2004, cash and marketable securities were approximately $4.3 billion.

     Net income was $748.1 million, or $0.57 per share, for the three months ended June 30, 2004 compared with $607.2 million, or $0.45 per share, for the three months ended June 30, 2003. These increases were primarily driven by a 27% increase in product sales partially offset by a 29% increase in total operating expenses from the same period of the prior year.

     The Medicare Prescription Drug, Improvement and Modernization Act (or the Medicare Modernization Act (MMA)) was enacted into law in December 2003. The Company is closely monitoring the impact on its business of the change from the current Average Wholesale Price (AWP) mechanism as the basis of Medicare Part B payment for covered outpatient drugs and biologics to an “average sales price” (ASP) methodology. The Company expects that effective January 1, 2005, in the physician clinic market segment, Aranesp®, NEUPOGEN® and Neulasta® will be reimbursed under a new Part B system that reimburses each product at 106% of its ASP (sometimes referred to as “ASP + 6%”). The Centers for Medicare and Medicaid Services (CMS) is in the process of determining what each product’s ASP will be and on July 28, 2004, CMS issued ASPs for Aranesp®, Neupogen®, and Neulasta® based on data submitted by the Company from first quarter 2004. Although ASP + 6% does not become effective in the physician clinic market segment until January 1, 2005, the reimbursement rates for Aranesp®, NEUPOGEN® and Neulasta® calculated at 106% of the ASPs issued on July 28, 2004, and based on first quarter 2004 Company data, are lower than the current 2004 reimbursement rates. The MMA calls for quarterly payment rates based on updated ASP information. The Company expects that the respective ASPs for these products will change, that the first quarter 2005 reimbursement rate for these products will be based on third quarter 2004 Company data, and that these reimbursement rates are likely to change in every quarter thereafter. Effective January 1, 2006, the Outpatient Prospective Payment System, which determines payment rates for specified covered outpatient drugs and biologics in the hospital outpatient setting, will change from an AWP based reimbursement system to a system based on “average acquisition cost” as determined by CMS considering surveys by the General Accounting Office in 2004 and 2005. This change will affect Aranesp®, NEUPOGEN®, and Neulasta® when administered in the hospital outpatient setting.

     Further, the MMA changes Medicare reimbursement for EPOGEN® used in the dialysis setting for calendar year 2005 from the current rate of $10 per 1,000 units to a rate based upon an acquisition cost determined by the Office of the Inspector General (OIG), or to an amount set by the Secretary of Health and Human Services if the OIG has not determined an acquisition cost. On July 28, 2004, CMS announced a proposed rule suggesting that 2005 Medicare payments to dialysis facilities for all drugs separately billed when used in dialysis (including EPOGEN®) be set based on an ASP calculation of 97% of ASP (sometimes referred to as “ASP –3%”). The proposal calls for quarterly updates to the payment rates based on updated ASP information from the manufacturer. Pursuant to the MMA and the CMS proposed rule, the difference between the 2004 reimbursement rates for all drugs separately billed (including EPOGEN®) and the 2005 reimbursement rates for such drugs will be added to the composite rate that dialysis providers receive for dialysis treatment. CMS has solicited comments on its proposal and the Company plans on working with CMS to ensure continued patient access to EPOGEN® therapy in 2005 and beyond. CMS is expected to issue a final rule on or about November 1, 2004. Under the MMA, effective January 1, 2006, reimbursement for EPOGEN® in the dialysis setting will be based on the acquisition cost as determined by the OIG or based on the amount determined under the ASP +6% methodology established in the MMA for Medicare-reimbursed drugs provided in certain other settings, at the discretion of the Secretary.

     In addition, the Company believes that beginning on January 1, 2006, ENBREL®, SensiparTM, and Kineret® will be covered by the MMA-mandated outpatient prescription drug benefit (also known as “Part D”). These changes driven by the MMA are lowering the 2005 reimbursement rate for EPOGEN® and may lower reimbursement rates for certain of our other products.

     However, because additional information and decisions are expected to be made by CMS regarding reimbursement affecting our products, and because the Company cannot predict the impact of any such changes on how, or under what circumstances, healthcare providers will prescribe or administer our products, as of the date of this filing, the Company has not determined the full impact of this new law on its business.

     On July 8, 2004, CMS released a proposed revision to the Hematocrit Measurement Audit Program Memorandum (HMA-PM), a Medicare payment review mechanism used by CMS to audit appropriate hematocrit outcomes of dialysis patients. As of the date of this filing, the proposed revision is in a 60-day comment period, but is expected to go into effect on or after January 1, 2005. Among other things, the proposed policy would establish new guidelines defining a maximum number of units of EPOGEN® that will be paid for by Medicare per month for dialysis patients whose hematocrits exceed a specified amount. The Medicare EPOGEN® usage limits would not be applied if there is medical justification for the higher hematocrit. The Company is currently reviewing the draft guidelines to assess its impact and will provide comments to CMS, as appropriate.

     The Company believes that legislation or regulations that reduce reimbursement for its products could adversely impact how much or under what circumstances healthcare providers will prescribe or administer its products.

   Key products

     The Company markets human therapeutic products in the areas of hematology, oncology, and inflammation. The Company’s key products include EPOGEN® (Epoetin alfa), Aranesp® (darbepoetin alfa), Neulasta® (pegfilgrastim), NEUPOGEN® (Filgrastim), and ENBREL® (etanercept), which is marketed under a co-promotion agreement with Wyeth.

     EPOGEN® and Aranesp® stimulate the production of red blood cells. EPOGEN® is marketed in the United States for the treatment of anemia associated with chronic renal failure in patients on dialysis. Aranesp® is marketed in the United States, most countries in Europe, Canada, Australia, and New Zealand for the treatment of anemia associated with chronic renal failure, including patients on dialysis and patients not on dialysis. Aranesp® is also marketed in the United States for the treatment of chemotherapy-induced anemia in patients with non-myeloid malignancies. Aranesp® is marketed in Europe for the treatment of anemia in adult cancer patients with solid tumors receiving chemotherapy and for the treatment of chemotherapy-induced anemia in adult patients with non-myeloid malignancies.

     Neulasta® and NEUPOGEN® selectively stimulate the production of neutrophils, one type of white blood cell. Neulasta® is marketed in the United States to decrease the incidence of infection, as manifested by febrile neutropenia in patients with non-myeloid malignancies receiving myelosuppressive anti-cancer drugs associated with a clinically significant incidence of febrile neutropenia. Neulasta® is marketed in most countries in Europe and Canada for the reduction in the duration of neutropenia and the incidence of febrile neutropenia in patients with cytotoxic chemotherapy for malignancy. NEUPOGEN® is marketed in the United States, certain countries in Europe, Canada, and Australia for use in decreasing the incidence of infection in patients undergoing myelosuppressive chemotherapy. In addition, NEUPOGEN® is marketed in most of these countries for use in increasing neutrophil counts in various other treatment modalities.

     ENBREL® blocks the biologic activity of tumor necrosis factor (“TNF”) by competitively inhibiting TNF, a substance induced in response to inflammatory and immunological responses. In April 2004, the FDA approved ENBREL® for the treatment of adult patients with moderate to severe plaque psoriasis who are candidates for systemic therapy or phototherapy and immediately launched ENBREL® for this indication. ENBREL® is marketed in the United States for reducing the signs and symptoms, improving physical function, and inhibiting the progression of structural damage in patients with moderately to severely active rheumatoid arthritis; and for reducing the signs and symptoms and inhibiting the progression of structural damage in patients with psoriatic arthritis. In addition, ENBREL is approved for reducing the signs and symptoms of moderately to severely active polyarticular-course juvenile rheumatoid arthritis in patients who have had an inadequate response to one or more disease-modifying medicines; to treat the signs and symptoms in patients with active ankylosing spondylitis; and for the treatment of adult patients with moderate to severe plaque psoriasis who are candidates for systemic therapy or phototherapy.

     For additional information about these and the Company’s other products and their approved indications see “Item 1. Business – Products” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Results of Operations

   Product sales

     For the three and six months ended June 30, 2004 and 2003, total product sales by geographic region were as follows (in millions):

	Three months ended			Six months ended
	June 30,			June 30,
	2004	2003	Change	2004	2003	Change
Total U.S.	$2,007.3	$1,657.3	21%	$3,825.0	$3,084.8	24%
Total International	423.7	259.2	63%	813.8	467.6	74%

Total product sales	$2,431.0	$1,916.5	27%	$4,638.8	$3,552.4	31%

     See “Overview – Key products” for a discussion of these products and their approved indications. Product sales are influenced by a number of factors, including demand, third-party reimbursement availability and policies, wholesaler inventory management practices, foreign exchange effects, new product launches and indications, competitive products, pricing strategies, product supply, and acquisitions.

     Sales growth was principally driven by demand for Aranesp®, ENBREL®, and Neulasta®. Excluding the beneficial impact of foreign currency exchange rates of $33.8 million and $96.1 million, respectively, international product sales increased 50% and 53%, respectively, for the three and six months ended June 30, 2004.

     In the near-term, the Company expects growth of its businesses to be driven primarily by Aranesp®, Neulasta®, and ENBREL®.

   EPOGEN®/Aranesp®

     (Amounts in millions)

	Three months ended			Six months ended
	June 30,			June 30,
	2004	2003	Change	2004	2003	Change
EPOGEN® – U.S.	$632.6	$611.1	4%	$1,222.6	$1,158.2	6%

Aranesp® – U.S.	380.7	216.6	76%	710.3	374.5	90%
Aranesp® – International	236.6	131.1	80%	449.6	228.0	97%

Aranesp® – Total	617.3	347.7	78%	1,159.9	602.5	93%

Total EPOGEN® and Aranesp®	$1,249.9	$958.8	30%	$2,382.5	$1,760.7	35%

     The increase in combined EPOGEN® and worldwide Aranesp® sales was primarily driven by strong worldwide Aranesp® demand.

     The growth in reported EPOGEN® sales for the three months ended June 30, 2004 was primarily due to demand partially offset by changes in wholesaler inventory levels. For the six months ended June 30, 2004, the growth in reported EPOGEN® sales was primarily due to demand.

     The Company believes EPOGEN® sales growth will primarily depend on dialysis patient population growth. Patients receiving treatment for end stage renal disease are covered primarily under medical programs provided by the federal government. The Company believes future EPOGEN® sales growth may also be affected by future changes in reimbursement rates or a change in the basis for reimbursement by the federal government and governmental or private organization regulations or guidelines relating to the use of our products. EPOGEN® competes to a slight degree with Aranesp® in the United States as some health care providers use Aranesp® to treat anemia associated with chronic renal failure instead of EPOGEN®. Additionally, reported sales in the first quarter for EPOGEN® have tended to be comparable or slightly less than reported sales in the fourth quarter of the previous year.

     The increase in Aranesp® sales in the United States was driven by demand. The increase in international Aranesp® sales was principally driven by demand, and to a lesser extent, favorable changes in foreign currency exchange rates. International Aranesp® sales growth for the three and six months ended June 30, 2004, benefited by $19.1 million and $53.3 million, respectively, from foreign currency exchange rate changes.

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

   Neulasta®/NEUPOGEN®

     (Amounts in millions)

	Three months ended			Six months ended
	June 30,			June 30,
	2004	2003	Change	2004	2003	Change
Neulasta® – U.S.	$362.2	$291.0	24%	$698.5	$543.4	29%
Neulasta® – International	63.7	12.5	410%	122.1	18.0	578%

Neulasta® – Total	425.9	303.5	40%	820.6	561.4	46%

NEUPOGEN® – U.S.	194.5	233.3	(17%)	366.8	427.3	(14%)
NEUPOGEN® – International	100.7	97.5	3%	197.4	187.5	5%

NEUPOGEN® – Total	295.2	330.8	(11%)	564.2	614.8	(8%)

Total Neulasta® and NEUPOGEN®	$721.1	$634.3	14%	$1,384.8	$1,176.2	18%

     The increase in combined worldwide Neulasta® and NEUPOGEN® sales was driven by demand for Neulasta®.

     The increase in Neulasta® sales in the United States was primarily driven by demand partially offset by changes in wholesaler inventory levels. The increase in international Neulasta® sales was primarily due to demand, which reflects the January 2003 launch of Neulasta® in Europe.

     The decrease in NEUPOGEN® sales in the United States was principally due to a decline in demand. Additionally, for the three months ended June 30, 2004, changes in wholesaler inventory levels also contributed to the decrease in U.S. NEUPOGEN® sales. The increase in international NEUPOGEN® sales was due to favorable changes in foreign currency exchange rates partially offset by a decline in demand.

     The Company believes future worldwide Neulasta® and NEUPOGEN® sales growth will be dependent, in part, on such factors as: reimbursement by third-party payors (including governments and private insurance plans); penetration of existing markets; patient population growth; price increases; the effects of competitive products or therapies; the development of new treatments for cancer; governmental or private organization regulations or guidelines relating to the use of our products; and changes in foreign currency exchange rates. In addition, future worldwide sales growth may be affected by cost containment pressures from governments and private insurers on health care providers. Further, chemotherapy treatments that are less myelosuppressive may require less Neulasta®/NEUPOGEN®. NEUPOGEN® competes with Neulasta® in the United States and Europe. The Company believes that U.S. NEUPOGEN® sales have and will continue to be adversely impacted by Neulasta®. However, the Company believes that most of the conversion in the U.S. has occurred due to the rapid adoption of Neulasta®. The Company believes that it is experiencing conversion of NEUPOGEN® patients to Neulasta® in Europe, but believes this conversion will occur to a lesser extent than that experienced in the United States. The Company cannot accurately predict the rate or timing of future conversion of NEUPOGEN® patients to Neulasta® worldwide. Additionally, reported sales in the first quarter for combined Neulasta®/NEUPOGEN® have tended to be comparable or slightly less than respective reported sales in the fourth quarter of the previous year.

   ENBREL®

   (Amounts in millions)

	Three months ended			Six months ended
	June 30,			June 30,
	2004	2003	Change	2004	2003	Change
ENBREL® – U.S.	$423.5	$293.7	44%	$805.2	$558.2	44%
ENBREL® – International	16.9	10.3	64%	32.5	19.8	64%

Total ENBREL®	$440.4	$304.0	45%	$837.7	$578.0	45%

     ENBREL® sales growth was driven by growing demand in rheumatology due to greater use of biologics and increased use by dermatologists driven by the 2004 approval of ENBREL® for use in psoriasis. ENBREL® was re-launched in the first quarter of 2003, following FDA approval of the Company’s Rhode Island manufacturing facility.

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

   Selected operating expenses

     The following table summarizes selected operating expenses (dollars in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Product sales	$2,431.0	$1,916.5	$4,638.8	$3,552.4
Operating expenses:
Cost of sales (excludes amortization of acquired intangible assets)	$435.4	$329.1	$808.6	$612.4
% of product sales	18%	17%	17%	17%
Research and development	$467.8	$393.7	$909.1	$745.0
% of product sales	19%	21%	20%	21%
Selling, general and administrative	$591.0	$441.2	$1,107.5	$821.7
% of product sales	24%	23%	24%	23%

     Cost of sales

     Cost of sales, which excludes the amortization of acquired intangible assets (see “Condensed Consolidated Statements of Operations”), increased 32% for the three and six months ended June 30, 2004, respectively, primarily due to higher sales. Cost of sales as a percent of product sales was slightly higher for the three months ended June 30, 2004, primarily due to costs incurred at certain manufacturing facilities which are temporarily operating at less than normal capacity as they transition to other products, as well as changes in the product mix. Cost of sales as a percent of product sales was comparable for the six months ended June 30, 2004 and 2003.

     Research and development

     R&D expenses increased 19% for the three months ended June 30, 2004 primarily due to: 1) higher staff-related costs, and 2) higher outside R&D costs. During the three months ended June 30, 2004, staff-related costs and outside R&D costs increased approximately $42 million and $28 million, respectively. R&D expenses increased 22% for the six months ended June 30, 2004, respectively, primarily due to: 1) higher staff-related costs, (2) higher outside R&D costs, including collaboration agreements, and 3) higher clinical manufacturing costs. During the six months ended June 30, 2004, staff-related costs, outside R&D costs, and clinical manufacturing costs increased approximately $90 million, $51 million, and $23 million, respectively.

     Selling, general and administrative

     Selling, general and administrative (“SG&A”) expenses increased 34% and 35% for the three and six months ended June 30, 2004, respectively, primarily due to higher staff-related costs and higher outside marketing expenses, to support products in competitive markets and sales growth. Outside marketing expenses include the Wyeth profit share related to ENBREL®. During the three months ended June 30, 2004, staff-related costs increased approximately $62 million and outside marketing expenses increased approximately $64 million. During the six months ended June 30, 2004, staff-related costs increased approximately $134 million and outside marketing expenses increased approximately $107 million.

     SG&A expenses in the fourth quarter are expected to increase over the first three quarters of the year in a trend similar to that seen in previous years.

   Other items, net

     During the three and six months ended June 30, 2003, other items, net consisted of a benefit for the recovery of costs and expenses associated with a legal award related to an arbitration proceeding with Johnson & Johnson of $74.0 million, partially offset by a charitable contribution to the Amgen Foundation of $50.0 million (See Note 6, “Other items, net”).

     Income taxes

     The Company’s effective tax rates for the three and six months ended June 30, 2004, were 26.4% and 26.8%, respectively, compared with 28.5% and 28.4%, respectively, for the same periods last year. The Company’s effective tax rates for the three and six months ended June 30, 2004, have decreased primarily due to an increase in the amount of permanently reinvested foreign earnings.

     During 2002, the Company restructured its Puerto Rico manufacturing operations using a controlled foreign corporation. As permitted in APB No. 23, the Company does not provide U.S. income taxes on its controlled foreign corporations’ undistributed earnings that are intended to be permanently reinvested outside the U.S.

Financial Condition, Liquidity and Capital Resources

     The following table summarizes selected financial data (amounts in millions):

	June 30,	December 31,
	2004	2003
Cash, cash equivalents, and marketable securities	$4,261.8	$5,122.9
Total assets	26,060.0	26,176.5
Total current and non-current debt	3,095.7	3,079.5
Stockholders’ equity	19,410.8	19,389.1

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

  Cash, cash equivalents, and marketable securities

     Of the total cash, cash equivalents, and marketable securities at June 30, 2004, approximately $1.9 billion represents cash generated from operations in foreign tax jurisdictions and is intended for use outside the United States (see “Results of Operations – Income taxes”). If these funds are repatriated for use in the Company’s U.S. operations, additional taxes on certain of these amounts would be required to be paid. The Company does not currently anticipate a need to repatriate these funds to the United States.

     Financing activities

     As of June 30, 2004, the Company had Convertible Notes (30-year, zero-coupon senior convertible notes) with an accreted value of $2.9 billion outstanding and having an aggregate face amount of $3.95 billion and yield to maturity of 1.125%. The original issue discount of $1.13 billion is being accreted to the balance of the Convertible Notes and recognized as interest expense over the life of the Convertible Notes using the effective interest method. The holders of the Convertible Notes may require the Company to purchase all or a portion of their notes on various dates, the earliest of which is March 1, 2005, at a price equal to the original issuance price plus the accrued original issue discount to the purchase dates, and accordingly, the Convertible Notes are classified as current in the accompanying Condensed Consolidated Balance Sheet as of June 30, 2004. In such event, under the terms of the Convertible Notes, the Company has the right to pay the purchase price in cash and/or shares of common stock, which would be issued at the then current market price.

     Holders of the Convertible Notes may convert each of their notes into 8.8601 shares of common stock of the Company (the “conversion rate”) at any time on or before the maturity date, or approximately 35.0 million shares in the aggregate. The conversion price per share as of any day will equal the original issuance price plus the accrued original issue discount to that day, divided by the conversion rate, or $82.75 per share as of June 30, 2004. The Company’s Convertible Notes are rated A2 by Moody’s and A+ by Standard & Poor’s.

     In July 2004, the Company established a $1.0 billion five-year unsecured revolving credit facility to be used for general corporate purposes, including commercial paper support. Additionally, the Company increased the size of its commercial paper authorization by $1.0 billion. No amounts were outstanding under the credit facility or commercial paper program.

     The Company has a $1.0 billion shelf registration (the “$1 Billion Shelf”), which allows the Company to issue debt securities, common stock, and associated preferred share purchase rights, preferred stock, warrants to purchase debt securities, common stock or preferred stock, securities purchase contracts, securities purchase units and depositary shares of the Company. The $1 Billion Shelf was established to provide for further financial flexibility and the securities available for issuance may be offered from time to time with terms to be determined at the time of issuance. As of June 30, 2004, no securities had been issued under the $1 Billion Shelf.

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

  Cash flows

     The following table summarizes the Company’s cash flow activity (amounts in millions):

	Six months ended June 30,
	2004	2003
Net cash provided by operating activities	$1,513.8	$1,720.5
Net cash provided by (used in) investing activities	822.4	(1,823.9)
Net cash used in financing activities	(1,455.9)	(677.8)

     Operating

     Cash provided by operating activities has been and is expected to continue to be the Company’s primary recurring source of funds. The decrease in cash provided by operating activities during the six months ended June 30, 2004 resulted primarily from the timing of accrued liability payments partially offset by higher earnings (See Condensed Consolidated Statements of Cash Flows).

     Investing

     Capital expenditures totaled $741.8 million during the six months ended June 30, 2004, compared with $544.0 million during the same period last year. The increase in capital expenditures during the six months ended June 30, 2004 resulted primarily from capital expenditures related to the new ENBREL® manufacturing plant in Rhode Island, the Thousand Oaks site expansion, and the Puerto Rico manufacturing expansion.

     The Company currently estimates spending on capital projects and equipment to be approximately $1.3 billion to $1.5 billion in 2004, the most significant of which relate to the new ENBREL® manufacturing plant in Rhode Island, the Puerto Rico manufacturing expansion, and the Thousand Oaks site expansion.

     Financing

     The Company receives cash from the exercise of employee stock options and proceeds from the sale of stock by Amgen pursuant to the employee stock purchase plan. Employee stock option exercises and proceeds from the sale of stock by Amgen pursuant to the employee stock purchase plans provided $194.8 million and $302.9 million of cash during the six months ended June 30, 2004 and 2003, respectively. Proceeds from the exercise of employee stock options will vary from period to period based upon, among other factors, fluctuations in the market value of the Company’s stock relative to the exercise price of such options.

     The Company has a stock repurchase program primarily to reduce the dilutive effect of its employee stock option and stock purchase plans. Additionally, stock repurchases beyond this level reflect the Company’s confidence in the long-term value of Amgen common stock. A summary of the Company’s repurchase activity for the six months ended June 30, 2004 and 2003 is as follows (amounts in millions):

	2004		2003
	Shares	Dollars	Shares	Dollars
First quarter	$10.1	649.7	8.2	$450.6
Second quarter	17.4	1,000.0	7.3	449.0

Total	$27.5	1,649.7	15.5	$899.6

     In December 2003, the Board of Directors authorized the Company to repurchase up to an additional $5.0 billion of common stock allowing for a multi-year stock repurchase program. As of June 30, 2004, $3.4 billion was available for stock repurchases. The amount the Company spends and the number of shares repurchased varies based on a variety of factors, including employee stock option grants, the stock price and blackout periods in which the Company is restricted from repurchasing shares. See Part II – Other Information, Item 2. Changes in Securities, Use of Proceeds

and Issuer Purchases of Equity Securities for additional information regarding the Company’s stock repurchase program.

     Summary of Critical Accounting Policies

     The preparation of the Company’s consolidated financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the notes to the financial statements. Some of those judgments can be subjective and complex, and therefore, actual results could differ materially from those estimates under different assumptions or conditions.

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

  Deferred income taxes

     The Company’s effective tax rate reflects the impact of undistributed foreign earnings for which no U.S. taxes have been provided because such earnings are intended to be permanently reinvested internationally based on the Company’s projected cash flow, working capital, and long- term investment requirements of its U.S. and foreign operations. If future events, including material changes in estimates of cash, working capital, and long-term investment requirements necessitate that certain assets associated with these earnings be repatriated to the United States, an additional tax provision and related liability would be required which could materially impact the Company’s effective future tax rate.

   Sales incentives and returns

     Product sales are recorded net of accruals for estimated rebates including Medicaid, discounts, incentives, and returns. These accruals are established in the same period the related sales are recognized and are included in accrued liabilities. The accruals are based on reasonable estimates of the amounts earned or to be claimed during the related periods. These estimates take into consideration current contractual and statutory requirements, specific known market events and trends, historical data (both internal and external) and forecasted activity of the number of customers that ultimately earn or claim such amounts. Rebates, discounts, incentives and returns are product-specific and, therefore, for any given year, can be impacted by the mix of products sold.

     The most significant and difficult to estimate of these accruals relates to rebates earned by healthcare providers such as clinics, hospitals and pharmacies which are performance-based incentive offers, primarily based on sales volumes and growth. As a result, the calculation of the accrual for these rebates is complicated by the need to estimate customer buying patterns and the resulting applicable contractual rebate rate(s) to be earned over a contractual period. The Company believes that the accruals we have established for rebates are reasonable and appropriate given current facts and circumstances. However, actual results may differ. For example, a 5 percent change in the revenue reduction attributable to rebates recognized in 2003 would have had an approximate $35 million effect on the Company’s reported product sales in 2003.

     Amounts accrued for rebates, discounts, incentives and returns are adjusted when trends or significant events indicate that adjustment is appropriate. Accruals are also adjusted to reflect actual results. However, such adjustments to date have not been material to results of operations or financial position

   Factors that may affect Amgen

     The following items are representative of the risks, uncertainties, and assumptions that could affect the outcome of the forward looking statements.

Our sales depend on payment and reimbursement from third-party payors, and a reduction in the payment rate or reimbursement could result in decreased use or sales of our products.

     In both domestic and foreign markets, sales of our products are dependent, in part, on the availability of reimbursement from third-party payors such as state and federal governments, under programs such as Medicare and Medicaid in the United States, and private insurance plans. Medicare does not cover prescriptions for ENBREL®. In certain foreign markets, the pricing and profitability of our products generally are subject to government controls. In the United States, there have been, there are, and we expect there will continue to be, a number of state and federal proposals that could limit the amount that state or federal governments will pay to reimburse the cost of pharmaceutical and biologic products. The Medicare Prescription Drug, Improvement and Modernization Act (or the Medicare Modernization Act (MMA)) was enacted into law in December 2003. We are closely monitoring the impact on our business of the change from the current Average Wholesale Price (AWP) mechanism as the basis of Medicare Part B payment for covered outpatient drugs and biologics to an “average sales price” (ASP) methodology. We expect that effective January 1, 2005, in the physician clinic market segment, Aranesp®, NEUPOGEN®, and Neulasta® will be reimbursed under a new Part B system that reimburses each product at 106% of its ASP (sometimes referred to as “ASP + 6%”). The Centers for Medicare and Medicaid Services (CMS) is in the process of determining what each product’s ASP will be and on July 28, 2004, CMS issued ASPs for Aranesp®, Neupogen® and Neulasta® based on data submitted by us from first quarter 2004. Although ASP + 6% does not become effective in the physician clinic market segment until January 1, 2005, the reimbursement rates for Aranesp®, NEUPOGEN® and Neulasta® calculated at 106% of the ASPs issued on July 28, 2004, and based on first quarter 2004 Company data, are lower than the current 2004 reimbursement rates. The MMA calls for quarterly payment rates based on updated ASP information. We expect that the respective ASPs for these products will change, that the first quarter 2005 reimbursement rate for these products will be based on third quarter 2004 Company data, and that these reimbursement rates are likely to change in every quarter thereafter. Effective January 1, 2006, the Outpatient Prospective Payment System, which determines payment rates for specified covered outpatient drugs and biologics in the hospital outpatient setting, will change from an AWP based reimbursement system to a system based on “average acquisition cost” as determined by CMS considering surveys by the General Accounting Office in 2004 and 2005. This change will affect Aranesp®, NEUPOGEN®, and Neulasta® when administered in the hospital outpatient setting.

     Further, the MMA changes Medicare reimbursement for EPOGEN® used in the dialysis setting for calendar year 2005 from the current rate of $10 per 1,000 units to a rate based upon an acquisition cost determined by the Office of the Inspector General (OIG), or to an amount set by the Secretary of Health and Human Services if the OIG has not determined an acquisition cost. On July 28, 2004, CMS announced a proposed rule suggesting that 2005 Medicare payments to dialysis facilities for all drugs separately billed when used in dialysis (including EPOGEN®) be set based on an ASP calculation of 97% of ASP (sometimes referred to as “ASP –3%”). The proposal calls for quarterly updates to the payment rates based on updated ASP information from the manufacturer. Pursuant to the MMA and the CMS proposed rule, the difference between the 2004 reimbursement rates for all drugs separately billed (including EPOGEN®) and the 2005 reimbursement rates for such drugs will be added to the composite rate that dialysis providers receive for dialysis treatment. CMS has solicited comments on its proposal and we plan on working with CMS to ensure continued patient access to EPOGEN® therapy in 2005 and beyond. CMS is expected to issue a final rule on or about November 1, 2004. Under the MMA, effective January 1, 2006, reimbursement for EPOGEN® in the dialysis setting will be based on the acquisition cost as determined by the OIG or based on the amount determined under the ASP +6% methodology established in the MMA for Medicare-reimbursed drugs provided in certain other settings, at the discretion of the Secretary.

     In addition, we believe that beginning on January 1, 2006, ENBREL®, SensiparTM, and Kineret® will be covered by the MMA-mandated outpatient prescription drug benefit (also known as “Part D”). These changes driven by the MMA are lowering the 2005 reimbursement rate for EPOGEN® and may lower reimbursement rates for certain of our other products.

     However, because additional information and decisions are expected to be made by CMS regarding reimbursement affecting our products, and because we cannot predict the impact of any such changes on how, or under what circumstances, healthcare providers will prescribe or administer our products, as of the date of this filing, we have not determined the full impact of this new law on our business.

     On July 8, 2004, CMS released a proposed revision to the Hematocrit Measurement Audit Program Memorandum (HMA-PM), a Medicare payment review mechanism used by CMS to audit appropriate hematocrit outcomes of dialysis patients. As of the date of this filing, the proposed revision is in a 60-day comment period, but is expected to go into effect on or after January 1, 2005. Among other things, the proposed policy would establish new guidelines defining a maximum number of units of EPOGEN® that will be paid for by Medicare per month for dialysis patients whose hematocrits exceed a specified amount. The Medicare EPOGEN® usage limits would not be applied if there is medical justification for the higher hematocrit. We are currently reviewing the draft guidelines to assess its impact and will provide comments to CMS, as appropriate.

     However, we believe that legislation or regulations that reduce reimbursement for our products could adversely impact how much or under what circumstances healthcare providers will prescribe or administer our products. In addition, we believe that private insurers, such as managed care organizations, may adopt their own reimbursement reductions in response to such legislation or regulations. Reduction in reimbursement for our products could have a material adverse effect on our results of operations. Also, we believe the increasing emphasis on managed care in the United States has and will continue to put pressure on the price and usage of our products, which may adversely impact product sales. Further, when a new therapeutic product is approved, the availability of governmental and/or private reimbursement for that product is uncertain, as is the amount for which that product will be reimbursed. We cannot predict the availability or amount of reimbursement for our approved products or product candidates, including those at a late stage of development, and current reimbursement policies for marketed products may change at any time. Sales of all our products are and will be affected by government and private payor reimbursement policies

     If reimbursement for our marketed products changes adversely or if we fail to obtain adequate reimbursement for our other current or future products, health care providers may limit how much or under what circumstances they will prescribe or administer them, which could reduce the use of our products or cause us to reduce the price of our products. This could result in lower product sales or revenues, which could have a material adverse effect on us and our results of operations. For example, in the United States the use of EPOGEN® in connection with treatment for end-stage renal disease is funded primarily by the U.S. federal government. In early 1997, CMS, formerly known as HCFA, instituted a reimbursement change for EPOGEN®, which materially and adversely affected our EPOGEN® sales until the policies were revised.

Our current products and products in development cannot be sold if we do not obtain and maintain regulatory approval.

     We conduct research, preclinical testing, and clinical trials and we manufacture and contract manufacture our product candidates. We also manufacture and contract manufacture, price, sell, distribute, and market or co-market our products for their approved indications. These activities are subject to extensive regulation by numerous state and federal governmental authorities in the United States, such as the FDA and CMS, as well as in foreign countries, including Europe. Currently, we are required in the United States and in foreign countries to obtain approval from those countries’ regulatory authorities before we can manufacture (or have our third-party manufacturers produce product), market and sell our products in those countries. In our experience, obtaining regulatory approval is costly and takes many years, and after it is obtained, it remains costly to maintain. The FDA and other U.S. and foreign regulatory agencies have substantial discretion to terminate clinical trials, require additional testing, delay or withhold registration and marketing approval, require changes in labeling of our products, and mandate product withdrawals. Substantially all of our marketed products are currently approved in the United States and most are approved in Europe and in other foreign countries for specific uses. We currently manufacture and market all our approved key products, and we plan to manufacture and market many of our potential products. See “–We may be required to perform additional clinical trials or change the labeling of our products if we or others identify side effects after our products are on the market.” Even though we have obtained regulatory approval for our marketed products, these products and our manufacturing processes are subject to continued review by the FDA and other regulatory authorities. In addition, ENBREL® is manufactured both by us at our Rhode Island manufacturing facility and by a third-party contract manufacturer, Boehringer Ingelheim Pharma KG (“BI Pharma”), and fill and finish of bulk product produced at our Rhode Island manufacturing facility is done by third-party service providers. BI Pharma and these third-party service providers are subject to FDA regulatory authority. See “–Limits on supply for ENBREL® may constrain ENBREL® sales.” In addition, later discovery of unknown problems with our products or manufacturing processes or those of our contract manufacturers or third-party service providers could result in restrictions on such products or manufacturing processes, including potential withdrawal of the products from the market. If regulatory authorities determine that we or our contract manufacturers or third-party service providers have violated regulations or if they restrict, suspend, or revoke our prior approvals, they could prohibit us from manufacturing or selling our marketed products until we or our contract manufacturers or third-party service providers comply, or indefinitely. In addition, if regulatory authorities determine that we have not complied with regulations in the research and development of a product candidate, then they may not approve the product candidate and we will not be able to market and sell it. If we were unable to market and sell our products or product candidates, our business and results of operations would be materially and adversely affected.

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

PRODUCT		GENERAL SUBJECT MATTER		EXPIRATION
Epoetin alfa	U.S.	-	DNA and host cells (issued in 1987)	10/27/2004
		-	Process of making erythropoietin (issued in 1995 and 1997)	8/15/2012
		-	Product claims to erythropoietin (issued in 1996 and 1997)	8/20/2013
		-	Pharmaceutical compositions of erythropoietin (issued in 1999)	8/20/2013
		-	Cells that make certain levels of erythropoietin (issued in 1998)	5/26/2015

	Europe(1)	-	Erythropoietin DNA cells, polypeptides and processes (issued in 1990)	12/12/2004

darbepoetin alfa	Europe(1)	-	Glycosylation analogs of erythropoietin proteins (issued in 1999)	10/12/2010
		-	Glycosylation analogs of erythropoietin proteins (issued in 1997)	8/16/2014

Filgrastim	U.S.	-	Methods for recombinant production of G-CSF (issued in 1998)	8/23/2005
		-	Analogs of G-CSF (issued in 1999)	8/23/2005
		-	Pharmaceutical Compositions Comprising G-CSF (issued in 2002)	8/23/2005
		-	DNA, vectors, cells and processes relating to recombinant G-CSF (issued in 1989 and 1991)	3/7/2006
		-	G-CSF polypeptides (issued in 1996)	12/3/2013
		-	Methods of treatment using G-CSF polypeptides (issued in 1996)	12/10/2013

	Europe(1)	-	G-CSF DNA Vectors, cells, polypeptides, methods of use and production (issued in 1991)	8/22/2006

pegfilgrastim	U.S.	-	Pegylated G-CSF (issued in 1998)	10/20/2015

	Europe(1)	-	Pegylated G-CSF (issued in 1999)	2/8/2015

etanercept	U.S.	-	Methods of treating TNF - dependent disease (issued in 2003)	9/5/2009
		-	TNFR proteins and pharmaceutical compositions (issued in 1999 and 2001)	9/5/2009
		-	TNFR DNA vectors, cells and processes for making proteins (issued in 1995 and 2000)	3/7/2012

(1)	In some cases these European patents may also be entitled to Supplemental Protection in one or more countries in Europe and the length of any such extension will vary country by country.

     We also have been granted or obtained rights to patents in Europe relating to: erythropoietin; G-CSF; pegfilgrastim (pegylated G-CSF); etanercept; two relating to darbepoetin alfa; and hyperglycosylated erythropoietic proteins. Our European patents relating to erythropoietin and G-CSF expire on December 12, 2004 and August 22, 2006, respectively, and we believe that after the expiration of these patents, other companies could develop and market follow-on or biosimilar products to our products in Europe; presenting additional competition to our products. While we do not market erythropoietin in Europe as this right belongs to Johnson & Johnson (through KA), we do market Aranesp® in the EU, which competes with Johnson & Johnson’s and others’ erythropoietin products. We believe that the EU is currently in the process of developing regulatory requirements that would affect the development and approval of new competitive products. Until such requirements are finalized, we cannot predict when follow-on or biosimilar products could appear on the market in the EU or to what extent such additional competition would impact future Aranesp® and NEUPOGEN®/Neulasta® sales in the EU.

     Limits on supply for ENBREL® may constrain ENBREL® sales.

     U.S. and Canadian supply of ENBREL® is impacted by many manufacturing variables, such as the timing and actual number of production runs, production success rate, bulk drug yield, and the timing and outcome of product quality testing. For example, in the second quarter of 2002, the prior co-marketer with respect to ENBREL®, experienced a brief period where no ENBREL® was available to fill patient prescriptions, primarily due to variation in the expected production yield from BI Pharma. If we are at any time unable to provide an uninterrupted supply of ENBREL® to patients, we may lose patients, physicians may elect to prescribe competing therapeutics instead of ENBREL®, and ENBREL® sales will be adversely affected, which could materially and adversely affect our results of operations. See “–We are dependent on third parties for a significant portion of our supply and the fill and finish of ENBREL®; and our sources of supply are limited.”

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

     Our current plan to increase U.S. and Canadian supply of ENBREL® includes construction of an additional large-scale cell culture commercial manufacturing facility adjacent to the current Rhode Island manufacturing facility. Additionally, we have entered into a manufacturing agreement with Genentech, Inc. (“Genentech”) to produce ENBREL® at Genentech’s manufacturing facility in South San Francisco, California. These manufacturing facilities are subject to FDA approval. Under the terms of the agreement, Genentech is expected to produce ENBREL® through 2005, with an extension through 2006 by mutual agreement. However, certain milestones under the manufacturing agreement, including obtaining FDA approval for the manufacturing process, have not been met in the pre-agreed time frame and there can be no assurance that Genentech will be able to obtain the requisite FDA approval. If and when approval is received, Enbrel® bulk drug produced at the Genentech facility is expected to be produced in campaigns similar to those conducted at BI Pharma. Consequently, supply from the Genentech facility is expected to also be dependent on the timing and number of production runs in addition to the other manufacturing risk discussed above. In addition, Wyeth is constructing a new manufacturing facility in Ireland, which is expected to increase the U.S. and Canadian supply of ENBREL®. If the additional ENBREL® manufacturing capacity at the Rhode Island site, or at Genentech, or in Ireland are not completed on time, or if these manufacturing facilities do not receive FDA or The European Agency for the Evaluation of Medicinal Products (EMEA) approval before we encounter supply constraints, our ENBREL® sales would be restricted, which could have a material adverse effect on our results of operations. See “–Limits on supply for ENBREL® may constrain ENBREL® sales.” If these third-party manufacturing facilities are completed and approved by the various regulatory authorities, our costs of acquiring bulk drug may fluctuate.

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

     We operate in a highly competitive environment. Our products compete with other products or treatments for diseases for which our products may be indicated. For example, ENBREL® competes in certain circumstances with rheumatoid arthritis products marketed by Abbott Laboratories/Knoll, Centocor Inc./Johnson & Johnson, Aventis Pharmaceuticals, Inc., Pfizer Inc., and Merck & Co., Inc. (“Merck) as well as the generic drug methotrexate, and may face competition from other potential therapies being developed. Additionally, Aranesp® competes with Johnson & Johnson in the United States and the EU. Further, if our currently marketed products are approved for new uses, or if we sell new products, we may face new, additional competition that we do not face today. Additionally, some of our competitors, including biotechnology and pharmaceutical companies, market products or are actively engaged in research and development in areas where we have products or where we are developing product candidates or new indications for existing products. In the future, we expect that our products will compete with new drugs currently in development, drugs approved for other indications that may be approved for the same indications as those of our products, and off-label use of drugs approved for other indications. Our European patents relating to erythropoietin and G-CSF expire on December 12, 2004 and August 22, 2006, respectively, and we believe that after the expiration of these patents, other companies could develop and market follow-on or biosimilar products to our products in Europe; presenting additional competition to our products. While we do not market erythropoietin in Europe as this right belongs to Johnson & Johnson (through KA), we do market Aranesp® in the EU, which competes with Johnson & Johnson’s and others’ erythropoietin products. We believe that the EU is currently in the process of developing regulatory requirements that would affect the development and approval of follow-on or biosimilar products. Until such requirements are finalized, we cannot predict when follow-on or biosimilar products could appear on the market in the EU or to what extent such additional competition would impact future Aranesp® and NEUPOGEN®/Neulasta® sales in the EU. Our products may compete against products that have lower prices, superior performance, are easier to administer, or that are otherwise competitive with our products. Our inability to compete effectively could adversely affect product sales.

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

     We intend to continue an aggressive research and development program. Successful product development in the biotechnology industry is highly uncertain, and very few research and development projects produce a commercial product. Product candidates that appear promising in the early phases of development, such as in early human clinical trials, may fail to reach the market for a number of reasons, such as:

-	the product candidate did not demonstrate acceptable clinical trial results even though it demonstrated positive preclinical trial results

-	the product candidate was not effective in treating a specified condition or illness

-	the product candidate had harmful side effects in humans

-	the necessary regulatory bodies, such as the FDA, did not approve our product candidate for an intended use

-	the product candidate was not economical for us to manufacture and commercialize

-	other companies or people have or may have proprietary rights to our product candidate, such as patent rights, and will not let us sell it on reasonable terms, or at all

-	the product candidate is not cost effective in light of existing therapeutics

     Several of our product candidates have failed or been discontinued at various stages in the product development process, including Brain Derived Neurotrophic Factor (“BDNF”) and Megakaryocyte Growth and Development Factor (“MGDF”). For example, in 1997, we announced the failure of BDNF for the treatment of amyotrophic lateral sclerosis, or Lou Gehrig’s Disease, because the product candidate, when administered by injection, did not produce acceptable clinical results for a specific use after a phase 3 trial, even though BDNF had progressed successfully through preclinical and earlier clinical trials. In addition, in 1998, we discontinued development of MGDF, a novel platelet growth factor, at the phase 3 trial stage after several people in platelet donation trials developed low platelet counts and neutralizing antibodies. Of course, there may be other factors that prevent us from marketing a product. We cannot guarantee we will be able to produce commercially successful products. Further, clinical trial results are frequently susceptible to varying interpretations by scientists, medical personnel, regulatory personnel, statisticians, and others, which may delay, limit, or prevent further clinical development or regulatory approvals of a product candidate. Also, the length of time that it takes for us to complete clinical trials and obtain regulatory approval for product marketing has in the past varied by product and by the intended use of a product. We expect that this will likely be the case with future product candidates and we cannot predict the length of time to complete necessary clinical trials and obtain regulatory approval. See “–Our current products and products in development cannot be sold if we do not obtain and maintain regulatory approval.”

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

     After any of our products are approved for commercial use, we or regulatory bodies could decide that changes to our product labeling are required. Label changes may be necessary for a number of reasons, including: the identification of actual or theoretical safety or efficacy concerns by regulatory agencies or the discovery of significant problems with a similar product that implicates an entire class of products. Any significant concerns raised about the safety or efficacy of our products could also result in the need to reformulate those products, to conduct additional clinical trials, to make changes to our manufacturing processes, or to seek re-approval of our manufacturing facilities. Significant concerns about the safety and effectiveness of one of our products could ultimately lead to the revocation of its marketing approval. The revision of product labeling or the regulatory actions described above could be required even if there is no clearly established connection between the product and the safety or efficacy concerns that have been raised. The revision of product labeling or the regulatory actions described above could have a material adverse effect on sales of the affected products and on our business and results of operations. See “–Our current products and products in development cannot be sold if we do not obtain and maintain regulatory approval.”

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

     The Federal government, state governments and private payors are investigating, and many have filed actions against, numerous pharmaceutical and biotechnology companies, including Amgen and Immunex, alleging that the reporting of prices for pharmaceutical products has resulted in false and overstated Average Wholesale Price (“AWP”), which in turn is alleged to have improperly inflated the reimbursement paid by Medicare beneficiaries, insurers, state Medicaid programs, medical plans and other payors to health care providers who prescribed and administered those products. Fifteen of these actions have been brought against us and/or Immunex, now a wholly owned subsidiary of ours. Eleven states and Puerto Rico have pending investigations regarding our drug pricing practices and the U.S. Departments of Justice and Health and Human Services have requested that Immunex produce documents relating to pricing issues. Further, certain state government entity plaintiffs in some of these AWP cases are also alleging that companies, including ours, are not reporting their “best price” to the states under the Medicaid program. These cases and investigations are described in “Item 3. Legal Proceedings – Average Wholesale Price Litigation” in our Form 10-K for the year ended December 31, 2003, and are updated as required in subsequent Form 10-Qs (See Part II – Other Information, Item 1. Legal Proceedings). Other states and agencies could initiate investigations of our pricing practices. A decision adverse to our interests on these actions and/or investigations could result in substantial economic damages and could have a material adverse effect on our results of operations in the period in which such amounts are incurred.

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

     We have had an aggressive growth plan that has included substantial and increasing investments in research and development, sales and marketing, and facilities. We plan to continue to grow and our plan has a number of risks, some of which we cannot control. For example:

-	we will need to generate higher revenues to cover a higher level of operating expenses, and our ability to do so may depend on factors that we do not control

-	we will need to assimilate a large number of new employees

-	we will need to manage complexities associated with a larger and faster growing organization

-	we will need to accurately anticipate demand for the products we manufacture and maintain adequate manufacturing capacity, and our ability to do so may depend on factors that we do not control

     Of course, there may be other risks and we cannot guarantee that we will be able to successfully manage these or other risks.

     Our stock price is volatile, which could adversely affect your investment.

     Our stock price, like that of other biotechnology companies, is highly volatile. For example, in the fifty-two weeks prior to June 30, 2004, the trading price of our common stock has ranged from a high of $72.37 per share to a low of $52.15 per share. Our stock price may be affected by a number of factors, such as:

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

     The development, manufacturing, distribution, pricing, sales, and reimbursement of our products, together with our general operations, is subject to extensive federal and state regulation. See “–Our current products and products in development cannot be sold if we do not obtain and maintain regulatory approval.” and “–We may be required to perform additional clinical trials or change the labeling of our products if we or others identify side effects after our products are on the market.” While we have developed and instituted a corporate compliance program based on current best practices, we cannot assure you that we or our employees are or will be in compliance with all potentially applicable federal and state regulations. If we fail to comply with any of these regulations a range of actions could result, including, but not limited to, the termination of clinical trials, the failure to approve a product candidate, restrictions on our products or manufacturing processes, including withdrawal of our products from the market, significant fines, or other sanctions or litigation.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Israel Bio-Engineering Project Litigation

     Israel Bio-Engineering Project filed its appeal brief on June 2, 2004.

Columbia Litigation

     On May 6, 2004, the U.S. Patent and Trademark Office (“PTO”) granted a request to reexamine Columbia’s U.S. Patent No. 6,455,275 (“the ‘275 patent”). On June 18, 2004, Columbia filed a reissue application in the PTO of the ‘275 patent. On June 23, 2004, the U.S. District Court of the District of Massachusetts denied Columbia’s request to stay the litigation pending the reexamination and reissue proceedings before the PTO. The court also scheduled a November 22, 2004 hearing regarding motions for summary judgment that the ‘275 patent is invalid for double patenting and a December 13, 2004 trial date on that issue.

Average Wholesale Price Litigation

     On June 3, 2004 a civil action was filed in Dane County Circuit Court in Madison, Wisconsin broadly alleging that the Company, together with many other pharmaceutical manufacturers, reported prices for certain products in a manner that allegedly inflated reimbursement under Medicare and/or Medicaid, including co-payments paid to providers who prescribe and administer the products. This action, captioned State of Wisconsin v. Abbott Laboratories, et al. is the fifteenth such civil action naming the Company and/or Immunex Corporation as defendants, either separately or together.

Tularik Inc. Stockholder Litigation

   Janis Zvokel v. Tularik Inc. et al and Fred Zucker v. David V. Goeddel et al

     On June 15, 2004, the Court of Chancery in the State of Delaware in and for New Castle County issued an order consolidating the above matters into In re: Tularik Inc. Shareholders Litigation.

   Mary Kahler v. Tularik, Inc. et al

     On July 2, 2004, the plaintiff filed an amended complaint. In addition to the allegations in the initial complaint, the plaintiff also alleges that the defendants breached their fiduciary duties by failing to provide Tularik’s stockholders with material information necessary for them to make a fully informed decision concerning the merger of Tularik Inc. with and into Arrow Acquisition, LLC, a wholly owned subsidiary of the Company, in exchange for shares of common stock of the Company. In connection with the amended complaint, the plaintiff sought the permission of the Superior Court of the state of California for the County of San Mateo to take expedited discovery in support of the plaintiff’s claims and to schedule a preliminary injunction hearing before the Tularik stockholders’ meeting on August 12, 2004. These matters were heard by the court on July 8, 2004. At the hearing, the court denied the plaintiff’s motion to take expedited discovery and set a preliminary injunction hearing date of August 6, 2004.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

     During the three months ended June 30, 2004, the Company had two outstanding stock repurchase programs. As of January 2004, all of the shares authorized under one of these programs were repurchased. The Company’s stock repurchase program is primarily intended to reduce the dilutive effect of its employee stock option and stock purchase plans. Additionally, stock repurchases beyond this level reflect the Company’s confidence in the long-term value of Amgen common stock. The amount the Company spends and the number of shares repurchased varies based on a variety of factors, including employee stock option grants, the stock price and blackout periods in which the Company is restricted from repurchasing shares.

     A summary of the Company’s repurchase activity for the three months ended June 30, 2004 is as follows:

			Total Number
			of Shares	Maximum $ Value
	Total Number	Average	Purchased as Part	that May Yet Be
	of Shares	Price Paid	of Publicly	Purchased Under the
	Purchased	per Share	Announced Programs	Programs (1)
April 1 - April 30	9,326,337	$59.14	9,295,110	$3,841,698,192
May 1 - May 31	6,253,108	55.47	6,232,692	3,495,940,076
June 1 - June 30	1,950,025	55.11	1,897,406	3,391,368,654

Total	17,529,470 (2)	$57.39	17,425,208

(1)	In June 2002, the Board of Directors (the “Board”) authorized the Company to repurchase $2.0 billion of common stock through June 30, 2004 (the “2002 Program). The 2002 Program expired on June 30, 2004 and all amounts remaining under the program were spent in January 2004. Additionally, in December 2003, the Board authorized the Company to repurchase up to an additional $5.0 billion of common stock allowing for a multi-year stock repurchase program with no expiration date.

(2)	The difference between total number of shares purchased and the total number of shares purchased as part of publicly announced programs is due to repurchases of common stock from certain employees in connection with their exercise of stock options issued prior to June 23, 1998 as well as shares of common stock withheld by the Company for the payment of taxes upon vesting of certain employees’ restricted stock.

Item 4. Submission of Matters to a Vote of Security Holders

(a)	The Company held its Annual Meeting of Stockholders on May 13, 2004.

(b)	Omitted pursuant to Instruction 3 to Item 4 of Form 10-Q.

(c)	The three items voted upon at the meeting were: (i) to elect four directors to a three year term of office expiring at the 2007 Annual Meeting of Stockholders (“Item One”); (ii) to ratify the selection of Ernst & Young LLP as independent auditors of the Company for the year ending December 31, 2004 (“Item Two”); and (iii) the Stockholder Proposals (“Item Three”): (A)

Stockholder Proposal #1 relating to the preparation of an Equal Employment Opportunity-1 Report, and (B) Stockholder Proposal #2 relating to the expensing of stock options.

     The voting was as follows:

				Broker
	In Favor	Against	Abstain	Non-Votes
		(“Withheld” for
		purposes of Item
		One)
Item One
Mr. Frank J. Biondi, Jr.	1,062,682,952	39,693,214	0	0
Mr. Jerry D. Choate	757,782,299	344,593,867	0	0
Mr. Frank C. Herringer	1,082,830,030	19,546,136	0	0
Dr. Gilbert S. Omenn	1,058,731,884	43,644,282	0	0
Item Two	1,040,961,284	54,476,817	6,938,063	2
Item Three
Stockholder Proposal #1	106,580,845	627,868,746	105,587,364	262,339,206
Stockholder Proposal #2	500,347,704	313,077,636	26,602,402	262,348,424

All nominees to the Board of Directors were declared to have been elected as directors to hold office until the 2007 Annual Meeting of Stockholders. Item Two was declared to have been approved. Stockholder Proposal #1 was declared to have not been approved. Stockholder Proposal #2 was declared to have been approved.

(d)	Not applicable.

Item 5. Other Information

     The Company’s 2005 Annual Meeting of Stockholders will be held on May 11, 2005.

Item 6. Exhibits and Reports on Form 8-K

(a)	Reference is made to the Index to Exhibits included herein.

(b)	Reports on Form 8-K.

     The Company also furnished, but did not file, one Current Report on Form 8-K during the three months ended June 30, 2004. The report dated April 27, 2004 contained the Company’s press release announcing its earnings for the three months ended March 31, 2004.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Amgen Inc. (Registrant)

Date: 08/06/04	By:	/s/ Richard D. Nanula

Richard D. Nanula
Executive Vice President
and Chief Financial Officer,
acting in both his capacity as authorized
signatory on behalf of the registrant and
as principal financial officer

AMGEN INC.

INDEX TO EXHIBITS

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated March 28, 2004, by and between Amgen Inc., Arrow Acquisition, LLC, and Tularik Inc. (included as Annex A to the proxy statement/prospectus)(43)

3.1	Restated Certificate of Incorporation as amended. (9)

3.2*	Amended and Restated Bylaws of Amgen Inc. (as amended and restated July 13, 2004). (43)

3.3	Certificate of Amendment of Restated Certificate of Incorporation. (17)

3.4	Certificate of Designations of Series A Junior Participating Preferred Stock. (20)

4.1	Indenture dated January 1, 1992 between the Company and Citibank N.A., as trustee. (3)

4.2	First Supplement to Indenture, dated February 26, 1997 between the Company and Citibank N.A., as trustee. (6)

4.3	Officer’s Certificate pursuant to Sections 2.1 and 2.3 of the Indenture, as supplemented, establishing a series of securities “8-1/8% Debentures due April 1, 2097.” (8)

4.4	8-1/8% Debentures due April 1, 2097. (8)

4.5	Form of stock certificate for the common stock, par value $.0001 of the Company. (9)

4.6	Officer’s Certificate pursuant to Sections 2.1 and 2.3 of the Indenture, dated as of January 1, 1992, as supplemented by the First supplemental Indenture, dated as of February 26, 1997, each between Amgen Inc. and Citibank, N.A., as Trustee, establishing a series of securities entitled “6.50% Notes Due December 1, 2007”. (11)

4.7	6.50% Notes Due December 1, 2007 described in Exhibit 4.6. (11)

4.8	Corporate Commercial Paper – Master Note between and among Amgen Inc., as Issuer, Cede & Co., as nominee of The Depository Trust Company and Citibank, N.A. as Paying Agent. (12)

4.9	Shareholders’ Rights Agreement dated as of December 16, 2001 by and among Amgen Inc., Wyeth (formerly American Home Products Corporation), MDP Holdings, Inc., and Lederle Parenterals, Inc. (25)

4.10	Indenture, dated as of March 1, 2002, between Amgen Inc. and LaSalle Bank National Association. (27)

4.11	Form of Liquid Yield Option™ Note due 2032. (27)

4.12	Registration Rights Agreement, dated as of March 1, 2002, between Amgen Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated. (27)

9.1	Stockholder Voting Agreement by and between Amgen Inc. and the Stockholders of Tularik Inc. identified on Schedule A attached thereto dated as of March 28, 2004. (43)

10.1+	Company’s Amended and Restated 1991 Equity Incentive Plan, effective December 2003. (42)

10.2+	Company’s Amended and Restated 1997 Equity Incentive Plan, effective July 15, 2002. (40)

Exhibit No.	Description
10.3	Shareholder’s Agreement of Kirin-Amgen, Inc., dated May 11, 1984, between the Company and Kirin Brewery Company, Limited. (20)

10.4	Amendment Nos. 1, 2, and 3, dated March 19, 1985, July 29, 1985 and December 19, 1985, respectively, to the Shareholder’s Agreement of Kirin-Amgen, Inc., dated May 11, 1984. (17)

10.5	Product License Agreement, dated September 30, 1985, and Technology License Agreement, dated, September 30, 1985 between Amgen Inc. and Ortho Pharmaceutical Corporation. (17)

10.6	Product License Agreement, dated September 30, 1985, and Technology License Agreement, dated September 30, 1985 between Kirin-Amgen, Inc. and Ortho Pharmaceutical Corporation. (17)

10.7+	Amended and Restated Employee Stock Purchase Plan of Amgen Inc. (17)

10.8	Research, Development Technology Disclosure and License Agreement PPO, dated January 20, 1986, by and between Amgen Inc. and Kirin Brewery Co., Ltd. (1)

10.9	Amendment Nos. 4 and 5, dated October 16, 1986 (effective July 1, 1986) and December 6, 1986 (effective July 1, 1986), respectively, to the Shareholders Agreement of Kirin-Amgen, Inc. dated May 11, 1984. (20)

10.10	Assignment and License Agreement, dated October 16, 1986, between Amgen Inc. and Kirin-Amgen, Inc. (20)

10.11	G-CSF European License Agreement, dated December 30, 1986, between Kirin-Amgen, Inc. and Amgen Inc. (20)

10.12+	Retirement and Savings Plan of Amgen Inc. (as amended and restated effective January 1, 2003). (41)

10.13+	Amended and Restated 1988 Stock Option Plan of Amgen Inc. (5)

10.14+	First Amendment to the Amgen Inc. Nonqualified Deferred Compensation Plan. (40)

10.15	Amendment, dated June 30, 1988, to Research, Development, Technology Disclosure and License Agreement: GM-CSF dated March 31, 1987, between Kirin Brewery Company, Limited and Amgen Inc. (2)

10.16	ENBREL® Supply Agreement, dated April 12, 2002, between Immunex Corporation and Genentech, Inc. (with certain confidential information deleted therefrom). (31)

10.17	Partnership Purchase Agreement, dated March 12, 1993, between Amgen Inc., Amgen Clinical Partners, L.P., Amgen Development Corporation, the Class A limited partners and the Class B limited partner. (4)

10.18+	Amgen Inc. Supplemental Retirement Plan (As Amended and Restated Effective November 1, 1999). (16)

10.19+	First Amendment to Amgen Inc. Change of Control Severance Plan. (17)

10.20+	Amended and Restated Amgen Performance Based Management Incentive Plan. (15)

10.21	G-CSF United States License Agreement dated June 1, 1987 (effective July 1, 1986) between Kirin-Amgen, Inc. and Amgen Inc. (20)

10.22	Amendment No. 1 dated October 20, 1988 to Kirin-Amgen, Inc./Amgen G-CSF United States License Agreement dated June 1, 1987 (effective July 1, 1986). (20)

10.23	Amendment No. 2 dated October 17, 1991 (effective November 13, 1990) to Kirin-Amgen, Inc./Amgen G-CSF United States License Agreement dated June 1, 1987 (effective July 1, 1986). (20)

10.24	Amendment No. 10 dated March 1, 1996 to the Shareholders’ Agreement of Kirin-Amgen, Inc. dated May 11, 1984. (20)

Exhibit No.	Description
10.25+	Amgen Inc. Change of Control Severance Plan effective as of October 20, 1998. (14)

10.26	Preferred Share Rights Agreement, dated as of December 12, 2000, between Amgen Inc. and American Stock Transfer and Trust Company, as Rights Agent. (19)

10.27+	First Amendment, effective January 1, 1998, to the Amended and Restated Employee Stock Purchase Plan of Amgen Inc. (10)

10.28	Amendment No. 11 dated March 20, 2000 to the Shareholders’ Agreement of Kirin-Amgen, Inc. dated May 11, 1984. (20)

10.29+	Agreement between Amgen Inc. and Dr. Fabrizio Bonanni, dated March 3, 1999. (16)

10.30	Amendment No. 1 dated June 1, 1987 to Kirin-Amgen, Inc./Amgen G-CSF European License Agreement dated December 30, 1986. (20)

10.31	Amendment No. 2 dated March 15, 1988 to Kirin-Amgen, Inc./Amgen G-CSF European License Agreement dated December 30, 1986. (20)

10.32	Amendment No. 3 dated October 20, 1988 to Kirin-Amgen, Inc./Amgen G-CSF European License Agreement dated December 30, 1986. (20)

10.33	Amendment No. 4 dated December 29, 1989 to Kirin-Amgen, Inc./Amgen G-CSF European License Agreement dated December 30, 1986. (20)

10.34+	Amended and Restated 1987 Directors’ Stock Option Plan of Amgen Inc. (7)

10.35+	Amgen Inc. Amended and Restated 1993 Equity Incentive Plan (formerly known as the Immunex Corporation 1993 Stock Option Plan). (39)

10.36+	Amgen Inc. Executive Incentive Plan. (28)

10.37+	Promissory Note of Dr. Fabrizio Bonanni, dated October 29, 1999. (16)

10.38+	2002 Special Severance Pay Plan for Amgen Employees. (35)

10.39	Amendment No. 6 dated May 11, 1984 to the Shareholders’ Agreement of Kirin-Amgen, Inc. dated May 11, 1984. (20)

10.40	Amendment No. 7 dated July 17, 1987 (effective April 1, 1987) to the Shareholders’ Agreement of Kirin-Amgen, Inc. dated May 11, 1984. (20)

10.41	Amendment No. 8 dated May 28, 1993 (effective November 13, 1990) to the Shareholders’ Agreement of Kirin-Amgen, Inc. dated May 11, 1984. (20)

10.42	Amendment No. 9 dated December 9, 1994 (effective June 14, 1994) to the Shareholders’ Agreement of Kirin-Amgen, Inc. dated May 11, 1984. (20)

10.43+	Agreement between Amgen Inc. and Mr. George J. Morrow, dated March 3, 2001. (21)

10.44+	Promissory Note of Mr. George J. Morrow, dated March 11, 2001. (21)

10.45+	Agreement between Amgen Inc. and Dr. Roger M. Perlmutter, M.D., Ph.D., dated March 5, 2001. (21)

10.46+	Agreement between Amgen Inc. and Mr. Brian McNamee, dated May 5, 2001. (22)

10.47+	Agreement between Amgen Inc. and Mr. Richard Nanula, dated May 15, 2001. (22)

10.48+	Promissory Note of Mr. Richard Nanula, dated June 27, 2001. (22)

10.49+	Promissory Note of Dr. Roger M. Perlmutter, dated June 29, 2001. (22)

10.50	Amendment No. 1 to ENBREL® Supply Agreement, effective as of September 20, 2002 (with certain confidential information deleted therefrom). (41)

10.51+	Second Amendment to the Amgen Inc. Change of Control Severance Plan. (23)

10.52+	First Amendment to the Amgen Supplemental Retirement Plan as amended and restated effective November 1, 1999. (23)

10.53+	Promissory Note of Mr. Brian McNamee, dated May 30, 2001. (23)

10.54+	Restricted Stock Purchase Agreement between Amgen Inc. and Mr. Richard Nanula, dated May 16, 2001. (23)

Exhibit No.	Description
10.55+	Restricted Stock Purchase Agreement between Amgen Inc. and Dr. Roger M. Perlmutter, dated January 8, 2001. (23)

10.56+	Agreement between Amgen Inc. and Dr. Beth C. Seidenberg, dated December 21, 2001. (26)

10.57+	Amendment to Agreement between Amgen Inc. and Dr. Beth C. Seidenberg, dated December 21, 2001. (26)

10.58+	Second Amendment to the Amgen Supplemental Retirement Plan (As Amended and Restated Effective November 1, 1999), effective January 1, 2002. (26)

10.59	Amendment No. 2 to ENBREL® Supply Agreement, effective as of July 16, 2002. (41)

10.60+	Amgen Inc. Executive Nonqualified Retirement Plan, effective January 1, 2001. (26)

10.61+	Nonqualified Deferred Compensation Plan, effective January 1, 2002. (26)

10.62	Shareholder voting agreement dated as of December 16, 2001 by and among Amgen Inc., Wyeth (formerly American Home Products Corporation), MDP Holdings, Inc., and Lederle Parenterals, Inc. (24)

10.63+	Agreement between Amgen Inc. and Dr. Joseph Miletich, dated March 22, 2002. (29)

10.64+	Restricted Stock Purchase Agreement between Amgen Inc. and Dr. Joseph Miletich, dated April 1, 2002. (29)

10.65	Amended and Restated Promotion Agreement by and between Immunex Corporation, Wyeth (formerly American Home Products Corporation) and Amgen Inc. dated December 16, 2001 (with certain confidential information deleted therefrom). (28)

10.66	Agreement Regarding Governance and Commercial Matters by and among Wyeth (formerly American Home Products Corporation), American Cyanamid Company and Amgen Inc. dated December 16, 2001 (with certain confidential information deleted therefrom). (28)

10.67+	Amgen Inc. Amended and Restated 1999 Equity Incentive Plan (formerly known as the Immunex Corporation 1999 Stock Option Plan). (32)

10.68+	Amgen Inc. Amended and Restated 1999 Stock Purchase Plan (formerly known as the Immunex Corporation 1999 Stock Purchase Plan). (32)

10.69	ENBREL® Supply Agreement among Immunex Corporation, American Home Products Corporation and Boehringer Ingelheim Pharma KG, dated as of November 5, 1998 (with certain confidential information deleted therefrom). (33)

10.70	Amendment No. 1 to the ENBREL® Supply Agreement among Immunex Corporation, American Home Products Corporation and Boehringer Ingelheim Pharma KG, dated June 27, 2000 (with certain confidential information deleted therefrom). (34)

10.71	Amendment No. 2 to the ENBREL® Supply Agreement among Immunex Corporation, American Home Products Corporation and Boehringer Ingelheim Pharma KG, dated June 3, 2002 (with certain confidential information deleted therefrom). (35)

10.72	Asset Purchase Agreement, dated May 2, 2002, by and between Immunex Corporation and Schering Aktiengesellschaft (with certain confidential information deleted therefrom). (35)

10.73	Amendment No. 1 to the Asset Purchase Agreement dated as of September 25, 2002, by and between Immunex Corporation and Schering Aktiengesellschaft. (35)

10.74	Amendment No. 2 to the Asset Purchase Agreement dated as of July 17, 2002, by and between Immunex Corporation and Schering Aktiengesellschaft. (35)

10.75+	Promissory Note of Ms. Beth Seidenberg, dated March 20, 2002. (35)

Exhibit No.	Description
10.76+	Agreement between Amgen Inc. and Edward Fritzky, dated July 15, 2002. (35)

10.77+	Restricted Stock Purchase Agreement between Amgen Inc. and Edward Fritzky, dated July 15, 2002. (35)

10.78+	Stock Option Agreement between Amgen Inc. and Edward Fritzky, dated July 15, 2002. (35)

10.79+	Promissory Note of Dr. Hassan Dayem, dated July 10, 2002. (35)

10.80	Amendment No. 3 to the ENBREL® Supply Agreement among Immunex Corporation, American Home Products Corporation and Boehringer Ingelheim Pharma KG, dated December 18, 2002 (with certain confidential information deleted therefrom). (38)

10.81+	Amgen Limited Sharesave Plan. (37)

10.82+	Amgen Limited 2000 UK Company Employee Share Option Plan. (38)

10.83+	Restricted Stock Purchase Agreement between Amgen Inc. and Dr. Beth C. Seidenberg, dated January 14, 2002 and First Amendment thereto dated September 20, 2002. (38)

10.84+	Restricted Stock Purchase Agreement between Amgen Inc. and Brian M. McNamee, dated March 3, 2003. (40)

10.85	Amendment No. 3 to ENBREL® Supply Agreement, effective as of March 26, 2003 (with certain confidential information deleted therefrom). (41)

10.86	Amendment No. 4 to ENBREL® Supply Agreement, effective as of October 31, 2003 (with certain confidential information deleted therefrom). (41)

10.87	Description of Amendment No. 1 to Amended and Restated Promotion Agreement, effective as of July 8, 2003 (with certain confidential information deleted therefrom). (41)

10.88+	Amended and Restated Agreement between Amgen Inc. and David J. Scott, dated February 16, 2004. (41)

10.89+	Amgen Inc. Director Equity Incentive Program, effective as of December 9, 2003. (41)

10.90+	Form of Restricted Stock Unit Agreement. (41)

10.91+	Amgen Inc. Performance Award Program, effective as of December 9, 2003. (41)

10.92+	Form of Performance Unit Agreement. (41)

10.93	Description of Amendment No. 2 to Amended and Restated Promotion Agreement, effective as of April 20, 2004. (43)

10.94*	Amgen Inc. Credit Agreement, dated as of July 16, 2004, among Amgen Inc. the Banks therein named, Citibank N.A., as Issuing Bank, Citicorp USA, Inc., as Administrative Agent and Barclays Bank PLC, as Syndication Agent.

31*	Rule 13a-14(a) Certifications.

32**	Section 1350 Certifications.

(*	=	filed herewith)

(**	=	furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended)

(+	=	management contract or compensatory plan or arrangement.)

(1)	Filed as an exhibit to Amendment No. 1 to Form S-1 Registration Statement (Registration No. 33-3069) on March 11, 1986 and incorporated herein by reference.

(2)	Filed as an exhibit to Form 8 amending the Quarterly Report on Form 10-Q for the quarter ended June 30, 1988 on August 25, 1988 and incorporated herein by reference.

(3)	Filed as an exhibit to Form S-3 Registration Statement dated December 19, 1991 and incorporated herein by reference.

(4)	Filed as an exhibit to the Form 8-A dated March 31, 1993 and incorporated herein by reference.

(5)	Filed as an exhibit to the Form 10-Q for the quarter ended September 30, 1996 on November 5, 1996 and incorporated herein by reference.

(6)	Filed as an exhibit to the Form 8-K Current Report dated March 14, 1997 on March 14, 1997 and incorporated herein by reference.

(7)	Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1996 on March 24, 1997 and incorporated herein by reference.

(8)	Filed as an exhibit to the Form 8-K Current Report dated April 8, 1997 on April 8, 1997 and incorporated herein by reference.

(9)	Filed as an exhibit to the Form 10-Q for the quarter ended March 31, 1997 on May 13, 1997 and incorporated herein by reference.

(10)	Filed as an exhibit to the Form 10-Q for the quarter ended June 30, 1997 on August 12, 1997 and incorporated herein by reference.

(11)	Filed as an exhibit to the Form 8-K Current Report dated and filed on December 5, 1997 and incorporated herein by reference.

(12)	Filed as an exhibit to the Form 10-Q for the quarter ended March 31, 1998 on May 13, 1998 and incorporated herein by reference.

(13)	Filed as an exhibit to the Form 10-Q for the quarter ended June 30, 1998 on August 14, 1998 and incorporated herein by reference.

(14)	Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1998 on March 16, 1999 and incorporated herein by reference.

(15)	Filed as an exhibit to the Form 10-Q for the quarter ended June 30, 1999 on August 3, 1999 and incorporated herein by reference.

(16)	Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1999 on March 7, 2000 and incorporated herein by reference.

(17)	Filed as an exhibit to the Form 10-Q for the quarter ended June 30, 2000 on August 1, 2000 and incorporated herein by reference.

(18)	Filed as an exhibit to the Form 10-Q for the quarter ended September 30, 2000 on November 14, 2000 and incorporated herein by reference.

(19)	Filed as an exhibit to the Form 8-K Current Report dated December 13, 2000 on December 18, 2000 and incorporated herein by reference.

(20)	Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2000 on March 7, 2001 and incorporated herein by reference.

(21)	Filed as an exhibit to the Form 10-Q for the quarter ended March 31, 2001 on May 14, 2001 and incorporated herein by reference.

(22)	Filed as an exhibit to the Form 10-Q for the quarter ended June 30, 2001 on July 27, 2001 and incorporated herein by reference.

(23)	Filed as an exhibit to the Form 10-Q for the quarter ended September 30, 2001 on October 26, 2001 and incorporated herein by reference.

(24)	Filed as an exhibit to the Form 8-K Current Report dated December 16, 2001 on December 17, 2001 and incorporated herein by reference.

(25)	Filed as an exhibit to the Form S-4 Registration Statement dated January 31, 2002 and incorporated herein by reference.

(26)	Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2001 on February 26, 2002 and incorporated herein by reference.

(27)	Filed as an exhibit to the Form 8-K Current Report dated February 21, 2002 on March 1, 2002 and incorporated herein by reference.

(28)	Filed as an exhibit to Amendment No. 1 to the Form S-4 Registration Statement dated March 22, 2002 and incorporated herein by reference.

(29)	Filed as an exhibit to the Form 10-Q for the quarter ended March 31, 2002 on April 29, 2002 and incorporated herein by reference.

(30)	Filed as an exhibit to the Post-Effective Amendment No. 1 to the Form S-4 Registration Statement dated July 15, 2002 and incorporated herein by reference.

(31)	Filed as an exhibit to Form 8-K Current Report of Immunex Corporation dated April 12, 2002 on May 7, 2002 and incorporated herein by reference.

(32)	Filed as an exhibit to the Form S-8 dated July 16, 2002 and incorporated herein by reference.

(33)	Filed as an exhibit to the Annual Report on Form 10-K of Immunex Corporation for the year ended December 31, 1998.

(34)	Filed as an exhibit to the Form 10-Q of Immunex Corporation for the quarter ended June 30, 2000.

(35)	Filed as an exhibit to the Form 10-Q for the quarter ended June 30, 2002 on August 13, 2002 and incorporated herein by reference.

(36)	Filed as an exhibit to the Form 10-Q for the quarter ended September 30, 2002 on November 5, 2002 and incorporated herein by reference.

(37)	Filed as an exhibit to the Form S-8 dated March 17, 1999 and incorporated herein by reference.

(38)	Filed as an exhibit to the Form 10-K for the year ended December 31, 2002 on March 10, 2003 and incorporated herein by reference.

(39)	Filed as an exhibit to the Form 10-Q for the quarter ended March 31, 2003 on May 2, 2003 and incorporated herein by reference.

(40)	Filed as an exhibit to the Form 10-Q for the quarter ended June 30, 2003 on July 30, 2003 and incorporated herein by reference.

(41)	Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2003 on March 11, 2004 and incorporated herein by reference.

(42)	Filed as an exhibit to the Form S-4 dated April 26, 2004 and incorporated herein by reference.

(43)	Filed as an exhibit to the Form S-4/A dated June 29, 2004 and incorporated herein by reference.