Form 10-K
period 2004-12-31
AMGEN INC
filed 2005-03-09
CIK 318154

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is an accelerated filer.     ☑
      The approximate aggregate market value of voting and non-voting stock held by non-affiliates of the registrant was $78,645,591,780 as of February 10, 2005A
1,252,717,295
(Number of shares of common stock outstanding as of February 10, 2005)

     A Excludes 2,305,892 shares of common stock held by directors and officers, and any stockholders whose ownership exceeds five percent of the shares outstanding, at February 10, 2005. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, directly or indirectly, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

PART I

Item 1.	BUSINESS
Overview
      Amgen Inc. (including its subsidiaries, “Amgen”) was incorporated in 1980 and is a global biotechnology company that discovers, develops, manufactures, and markets human therapeutics based on advances in cellular and molecular biology. We operate in one business segment — human therapeutics.
      We market human therapeutic products in the areas of nephrology, supportive cancer care, and inflammatory disease. Our principal products include EPOGEN® (Epoetin alfa), Aranesp® (darbepoetin alfa), Neulasta® (pegfilgrastim), NEUPOGEN® (Filgrastim), and ENBREL® (etanercept), which is marketed under a co-promotion agreement with Wyeth in the United States and Canada. EPOGEN® and Aranesp® stimulate the production of red blood cells to treat anemia. Neulasta® and NEUPOGEN® selectively stimulate the production of neutrophils, one type of white blood cell that helps the body fight infections. ENBREL® blocks the biologic activity of tumor necrosis factor (“TNF”) by competitively inhibiting TNF, a substance induced in response to inflammatory and immunological responses, such as rheumatoid arthritis and psoriasis.
      In April 2004, the U.S. Food and Drug Administration (“FDA”) approved ENBREL® for the treatment of adult patients with chronic moderate to severe plaque psoriasis who are candidates for systemic therapy or phototherapy and we immediately launched ENBREL® for this indication. In September 2004, the FDA approved ENBREL® for inducing a Major Clinical Response in active rheumatoid arthritis (a Major Clinical Response represents a high level of disease control). Additionally, in September 2004, the FDA approved ENBREL® in a pre-filled syringe (50 mg/mL liquid formation) for once-weekly use in most patients.
      In September 2004, the European Commission approved expanded marketing authorization for Aranesp® in the European Union (“EU”) to allow extended Aranesp® dosing intervals of once every three weeks in the treatment of adult cancer patients with non-myeloid malignancies who are receiving chemotherapy and up to once-per-month Aranesp® administration in the treatment of anemia in chronic kidney disease (“CKD”) patients not on dialysis.
      In March 2004, the FDA approved Sensipar® (cinacalcet HCl) for the treatment of secondary hyperparathyroidism in CKD patients on dialysis and for the treatment of hypercalcemia in patients with parathyroid carcinoma. Additionally in October 2004, the European Commission approved Mimpara® (cinacalcet HCl) (known as Sensipar® in the United States) in the EU, for the treatment of secondary hyperparathyroidism in patients with CKD on dialysis as well as for the treatment of elevated calcium levels in patients with cancer of the parathyroid gland. In December 2004, following priority review, the FDA approved Kepivancetm (palifermin), the first and only therapy to decrease the incidence and duration of severe oral mucositis (mouth sores) in patients with hematologic (blood) cancers undergoing high-dose chemotherapy, with or without radiation, followed by a bone marrow transplant.
      We maintain sales forces and marketing operations in the United States, Europe, Canada, and Australia. We market our principal products to healthcare providers including clinics, hospitals, and pharmacies. In addition, we have entered into licensing and/or co-promotion agreements to market certain of our products including Aranesp®, Neulasta®, NEUPOGEN®, and ENBREL® in certain geographic areas outside of the United States. In the United States, we sell primarily to wholesale distributors. Outside the United States, we sell principally to hospitals and/or wholesalers depending upon the distribution practice in each country.
      We focus our research and development (“R&D”) efforts on novel therapeutics delivered in the form of proteins, monoclonal antibodies, and small molecules in the areas of oncology, inflammation, metabolic disorders, neuroscience, and general medicine. We have research facilities in the United States, and have clinical development staff in the United States, Europe, Canada, Australia, and Japan. To enhance our internal R&D efforts, we have acquired and licensed certain product and technology rights and have established R&D collaborations. On August 13, 2004, we acquired Tularik Inc. (“Tularik”) at a purchase price of approximately $1.5 billion in a transaction accounted for as a business combination. Tularik was a company engaged in drug discovery related to cell signaling and the control of gene expression. In connection with the Tularik acquisition, we incurred a charge of $554 million associated with writing off the fair value of in-process research and development (“IPR&D”) acquired (see Note 7, “Acquisitions” in the consolidated financial statements).
      We manufacture our principal products and we operate commercial manufacturing facilities located in the United States, Puerto Rico, and a packaging and distribution center in the Netherlands. Additional supply of certain of our products is manufactured by third-party contract manufacturers.
Principal Products

EPOGEN® (Epoetin alfa)
      EPOGEN® is Amgen’s registered trademark for its recombinant human erythropoietin product, a protein that stimulates red blood cell production. Red blood cells transport oxygen to all cells of the body. Without adequate amounts of erythropoietin, the red blood cell count is reduced, thereby diminishing the ability of the blood to deliver sufficient amounts of oxygen to the body, resulting in anemia. People with chronic renal failure suffer from anemia because they do not produce sufficient amounts of erythropoietin, which is normally produced in healthy kidneys. The FDA approved EPOGEN® for the treatment of anemic adult and pediatric patients with chronic renal failure who are on dialysis in 1989 and 1999, respectively. EPOGEN® is indicated to elevate or maintain the red blood cell level (as determined by hematocrit or hemoglobin measurements) and to decrease the need for blood transfusions in these patients.
      We were granted an exclusive license to manufacture and market recombinant human erythropoietin in the United States under a licensing agreement with Kirin-Amgen, Inc. (“KA”), a joint venture between Kirin Brewery Company, Limited (“Kirin”) and Amgen (see “Joint Ventures and Business Relationships — Kirin Brewery Company, Limited”).
      We market EPOGEN® in the United States for the treatment of anemia associated with chronic renal failure for patients who are on dialysis. We have retained exclusive rights to market EPOGEN® in the United States for dialysis patients. We granted Ortho Pharmaceutical Corporation (which has assigned its rights under the Product License Agreement to Ortho Biotech Products, L.P., a subsidiary of Johnson & Johnson, hereafter referred to as “Johnson & Johnson”) a license to commercialize recombinant human erythropoietin as a human therapeutic in the United States in all markets other than dialysis (see “Joint Ventures and Business Relationships — Johnson & Johnson”). Johnson & Johnson markets recombinant human erythropoietin under the trademark PROCRIT® in the United States (see Note 1, “Summary of significant accounting policies — Product sales” to the consolidated financial statements).
      EPOGEN® sales for the years ended December 31, 2004, 2003, and 2002 were $2,601 million, $2,435 million, and $2,261 million, respectively.

Aranesp® (darbepoetin alfa)
      Aranesp® is Amgen’s registered trademark for one of its erythropoiesis stimulating proteins, a protein that stimulates red blood cell production. A reduced red blood cell count can result in anemia (see “— EPOGEN® (Epoetin alfa)”). In 2001, Aranesp® was approved in the United States, most countries in Europe, Australia, and New Zealand for the treatment of anemia associated with chronic renal failure, including patients on dialysis and patients not on dialysis. In July 2002, we received approval to market Aranesp® in the United States for the treatment of chemotherapy-induced anemia in patients with non-myeloid malignancies. In August 2002 and June 2003, respectively, the European Commission approved Aranesp® for the treatment of anemia in adult cancer patients with solid tumors receiving chemotherapy and for the treatment of chemotherapy-induced anemia in adult patients with non-myeloid malignancies.
      We were granted an exclusive license by KA to manufacture and market darbepoetin alfa in the United States, all European countries, Canada, Australia, New Zealand, Mexico, all Central and South American countries, and certain countries in Central Asia, North Africa, and the Middle East. Under this license, we market Aranesp® in these geographic areas for all approved indications for which reimbursement is established. Darbepoetin alfa is marketed under the brand name Nespo® in Italy.
      Worldwide Aranesp® sales for the years ended December 31, 2004, 2003, and 2002 were $2,473 million, $1,544 million, and $416 million, respectively.

Neulasta® (pegfilgrastim)
      Neulasta® is Amgen’s registered trademark for a protein that selectively stimulates production of certain white blood cells known as neutrophils and is based on the Filgrastim molecule (see “— NEUPOGEN® (Filgrastim))” for additional information on neutrophils). A polyethylene glycol molecule or “PEG” is added to enlarge the Filgrastim molecule, thereby extending its half-life and causing it to be removed more slowly from the body. Because pegfilgrastim works by binding to its receptor on the neutrophils and its precursors, pegfilgrastim remains in the circulation until neutrophils recovery has occurred. This neutrophil-regulated clearance allows for administration as a single dose per chemotherapy cycle compared with NEUPOGEN® which requires more frequent dosing. In January 2002, the FDA approved Neulasta® for decreasing the incidence of infection, as manifested by febrile neutropenia, in patients with non-myeloid malignancies receiving myelosuppressive anti-cancer drugs associated with a clinically significant incidence of febrile neutropenia. In August 2002, the European Commission approved Neulasta® for the reduction in the duration of neutropenia and the incidence of febrile neutropenia in patients treated with cytotoxic chemotherapy for malignancy.
      We were granted an exclusive license to manufacture and market pegfilgrastim in the United States, Europe, Canada, Australia, and New Zealand under a licensing agreement with KA. Under this license, we market Neulasta® in these geographic areas for all approved indications for which reimbursement is established. Pegfilgrastim is marketed under the brand name Neupopegtm in Italy.
      Worldwide Neulasta® sales for the years ended December 31, 2004, 2003, and 2002 were $1,740 million, $1,255 million and $464 million, respectively.

NEUPOGEN® (Filgrastim)
      NEUPOGEN® is Amgen’s registered trademark for its recombinant-methionyl human granulocyte colony-stimulating factor (“G-CSF”), a protein that selectively stimulates production of certain white blood cells known as neutrophils. Neutrophils defend against infection. Treatments for various diseases and diseases themselves can result in extremely low numbers of neutrophils, a condition called neutropenia. Myelosuppressive chemotherapy, one treatment option for individuals with certain types of cancers, targets cell types which grow rapidly, such as tumor cells. Normal cells that also divide rapidly, such as neutrophils, are also vulnerable to the effects of cytotoxic chemotherapy, resulting in neutropenia with an increased risk of severe infection. Very often, neutropenia is the dose limiting side effect of chemotherapy and can thus be responsible for a reduction in the amount of chemotherapy that can be administered safely. Such reductions in chemotherapy dose can compromise the effectiveness of chemotherapy on the cancer it is being used to treat, with the result of a higher treatment failure rate. By addressing the dose limiting side effect of neutropenia, full doses of chemotherapy can be given, resulting in the potential for an improved treatment success rate in certain types of cancer such as early stage breast cancer and in intermediate grade non-Hodgkin’s Lymphomas. Because of this, NEUPOGEN® is prescribed more frequently in the curative setting, in which myelosuppressive chemotherapy is administered with the intent to cure cancer, rather than in the palliative setting, in which myelosuppressive chemotherapy is administered to treat other complications of cancer by managing tumor growth. In 1991, the FDA approved NEUPOGEN® to decrease the incidence of infection as manifested by febrile neutropenia for patients with non-myeloid malignancies undergoing myelosuppressive chemotherapy.
      In the United States, most countries in Europe, Canada, and Australia, NEUPOGEN® is approved for the following indications: to decrease the incidence of infection as manifested by febrile neutropenia for patients with non-myeloid malignancies undergoing myelosuppressive chemotherapy; to reduce the duration of neutropenia and neutropenia-related consequences for patients with non-myeloid malignancies undergoing myeloablative chemotherapy followed by bone marrow transplantation; to reduce the incidence and duration of neutropenia-related consequences in symptomatic patients with congenital neutropenia, cyclic neutropenia, or idiopathic neutropenia (collectively, severe chronic neutropenia); for use in mobilization of peripheral blood progenitor cells (“PBPC”) for stem cell transplantation; and to reduce the recovery time of neutrophils and the duration of fever following induction or consolidation chemotherapy treatment in adult patients with acute myelogenous leukemia (“AML”).
      We were granted an exclusive license to manufacture and market G-CSF in the United States, Europe, Canada, Australia, and New Zealand under a licensing agreement with KA. Under this license, we market

G-CSF as NEUPOGEN® in these geographic areas for all approved indications for which reimbursement is established. Filgrastim is marketed under the brand name GRANULOKINE® in Italy.
      Worldwide NEUPOGEN® sales for the years ended December 31, 2004, 2003, and 2002 were $1,175 million, $1,267 million, and $1,380 million, respectively.

ENBREL® (etanercept)
      ENBREL® is Amgen’s registered trademark for its TNF receptor fusion protein that inhibits the binding of TNF to TNF receptors, which can result in a significant reduction in inflammatory activity. ENBREL® was launched in November 1998 by Immunex Corporation (“Immunex”) for the treatment of adult patients with rheumatoid arthritis. We acquired the rights to ENBREL® in July 2002 as part of our acquisition of Immunex.
      In April 2004, the FDA approved ENBREL® for the treatment of adult patients with chronic moderate to severe plaque psoriasis who are candidates for systemic therapy or phototherapy and we immediately launched ENBREL® for this indication. In September 2004, the FDA approved ENBREL® for inducing a Major Clinical Response in active rheumatoid arthritis (a Major Clinical Response represents a high level of disease control). Additionally, in September 2004, ENBREL® was also approved in a new 50 mg/mL pre-filled syringe as the recommended dosing form for treatment in all approved adult indications. The new pre-filled syringe, which was made available for patient use in the fourth quarter of 2004, eliminates the need to mix drug prior to injecting and allows most patients receiving ENBREL® to take only one injection per week, instead of the two 25 mg injections previously used weekly by patients. In addition to the approvals received in 2004, ENBREL® is approved in the United States for reducing the signs and symptoms, improving physical function, and inhibiting the progression of structural damage in patients with moderately to severely active rheumatoid arthritis; for reducing the signs and symptoms of moderately to severely active polyarticular-course juvenile rheumatoid arthritis in patients who have had an inadequate response to one or more disease-modifying medicines; for reducing the signs and symptoms of active arthritis and inhibiting the progression of structural damage in patients with psoriatic arthritis; and to treat the signs and symptoms in patients with active ankylosing spondylitis.
      We market ENBREL® under a co-promotion agreement with Wyeth in the United States and Canada for all approved indications (see “Joint Ventures and Business Relationships — Wyeth”). The rights to market ENBREL® outside of the United States and Canada are reserved to Wyeth.
      ENBREL® sales for the years ended December 31, 2004 and 2003 and the period from July 16, 2002 through December 31, 2002 were $1,900 million, $1,300 million, and $362 million, respectively.
Marketing and Distribution
      We maintain a sales and marketing force in the United States, Europe, Canada, and Australia. Our sales force markets our principal products to healthcare providers including clinics, hospitals, and pharmacies. We also market certain products directly to consumers through direct-to-consumer print and television advertising. In addition, for certain of our products, we promote programs to increase public awareness of the health risks associated with the diseases these products treat, as well as providing support to various patient education and support programs in these therapeutic areas. We have granted Johnson & Johnson a license to commercialize recombinant human erythropoietin as a human therapeutic in the United States in all markets other than dialysis (see “Joint Ventures and Business Relationships — Johnson & Johnson”). Johnson & Johnson markets recombinant human erythropoietin under the trademark PROCRIT® in the United States (see Note 1, “Summary of significant accounting policies — Product sales” to the consolidated financial statements). Under a co-promotion agreement with Wyeth, Amgen and Wyeth market ENBREL® in the United States and Canada for all approved indications. The rights to detail and promote ENBREL® in the United States and Canada for use in oncology are reserved to Amgen (see “Joint Ventures and Business Relationships — Wyeth”). Additionally, we have entered into licensing and/or co-promotion agreements to market certain of our products including Aranesp®, Neulasta®, NEUPOGEN®, and ENBREL® in certain geographic areas outside of the United States.

      In the United States, we sell primarily to wholesale distributors of pharmaceutical products. With the exception of ENBREL®, we utilize these wholesale distributors as the principal means of distributing our products to healthcare providers such as clinics, hospitals, and pharmacies. With respect to ENBREL®, we primarily drop-ship wholesaler orders directly to pharmacies for end users. We monitor the financial condition of our larger distributors and limit our credit exposure by setting appropriate credit limits and requiring collateral from certain customers. We had net product sales to three large wholesalers each accounting for more than 10% of total revenues for the years ended December 31, 2004, 2003, and 2002. Net product sales to AmerisourceBergen Corporation were $3,406 million, $2,686 million, and $2,084 million for the years ended December 31, 2004, 2003, and 2002, respectively. Net product sales to McKesson Corporation were $1,809 million, $1,340 million, and $844 million for the years ended December 31, 2004, 2003, and 2002, respectively. Net product sales to Cardinal Distribution were $1,683 million, $1,596 million, and $989 million for the years ended December 31, 2004, 2003, and 2002, respectively. Outside the United States, Aranesp®, Neulasta®, and NEUPOGEN® are principally distributed to hospitals and/or wholesalers depending upon the distribution practice in each country for which the product has been launched.
Reimbursement
      In the United States, dialysis providers are primarily reimbursed for EPOGEN® by the federal government through the End Stage Renal Disease Program (“ESRD Program”) of Medicare. The ESRD Program reimburses approved providers for 80% of allowed dialysis costs; the remainder is paid by other sources, including patients, state Medicaid programs, private insurance, and to a lesser extent, state kidney patient programs. The ESRD Program reimbursement rate is established by federal law and is monitored and implemented by the Centers for Medicare & Medicaid Services (“CMS”). Most patients receiving Aranesp®, Neulasta®, and NEUPOGEN® for approved indications are covered by both government and private payer health care programs. Therefore, sales of Aranesp®, Neulasta®, and NEUPOGEN® are dependent, in part, on the availability and extent of reimbursement from third-party payers, including governments and private insurance plans. Primary reimbursement for ENBREL® is obtained from private payers. Generally, worldwide use of our products may be affected by cost containment pressures from governments and private insurers on health care providers in response to ongoing initiatives to reduce health care expenditures (see “MD&A — Factors That May Affect Amgen — Our sales depend on payment and reimbursement from third-party payers, and, to the extent that reimbursement for our products is reduced, this could negatively impact the utilization of our products.”).
      The Medicare Prescription Drug, Improvement and Modernization Act (or the “Medicare Modernization Act” (“MMA”)) was enacted into law in December 2003. We expect that, beginning in 2005, reimbursement changes resulting from the MMA are likely, to a degree, to negatively affect product sales of some of our marketed products. The main components of the MMA that affect our currently marketed products are as follows:

•	Through 2004 the Average Wholesale Price (“AWP”) mechanism was the basis of Medicare Part B payment for covered outpatient drugs and biologics. Effective January 1, 2005, in the physician clinic market segment, Aranesp®, Neulasta® and NEUPOGEN® will be reimbursed under a new Medicare Part B system that reimburses each product at 106% of its “average sales price” (“ASP”) (sometimes referred to as “ASP+6%”). On November 3, 2004, the CMS released final rules for revisions to payment policies under the physician fee schedule for 2005. CMS then calculated each of our product’s ASPs based on data submissions from us. ASPs will remain in effect for one quarter and will be updated quarterly thereafter. The 2005 reimbursement rates for Aranesp®, Neulasta®, and NEUPOGEN® (calculated at 106% of the ASPs and initially based on third quarter 2004 company data), are lower than our 2004 reimbursement rates as the ASP methodology incorporates sales incentives offered to healthcare providers. Per the MMA, effective January 1, 2006, physicians in this market segment will have the choice under the “competitive acquisition program” (CAP) between purchasing and billing for drugs under the ASP+6% system or obtaining drugs from vendors selected by CMS via a competitive bidding process.

•	The Medicare hospital outpatient prospective payment system (“OPPS”), which determines payment rates for specified covered outpatient drugs and biologics in the hospital outpatient setting, will continue to utilize AWP as the basis for reimbursement in 2005. On November 3, 2004, CMS issued a final rule for the reimbursement of Aranesp® in 2005. Under this final rule, as in 2003 and 2004, CMS continued the application of an “equitable adjustment” such that the Aranesp® reimbursement rate for 2005 is based on the AWP of PROCRIT®. For 2005, the reimbursement rate for Aranesp® is 83% of the AWP for PROCRIT®, down from 88% of the AWP for PROCRIT® in 2004, with a dose conversion ratio of 330 U PROCRIT® to 1 mcg Aranesp®, the same ratio as 2004. Effective January 1, 2006, the OPPS system will change from an AWP based reimbursement system to a system based on “average acquisition cost”. This change will affect Aranesp®, Neulasta® and NEUPOGEN® when administered in the hospital outpatient setting. Although we do not know how CMS will define the OPPS average acquisition cost, it is possible that CMS could link acquisition cost to ASP, which could lower the reimbursement rate.

•	Pursuant to final rules issued by CMS on November 3, 2004, Medicare reimbursement for EPOGEN® used in the dialysis setting for calendar year 2005 has been changed from the previous rate of $10 per 1,000 Units to $9.76 per 1,000 Units, a rate based upon an average acquisition cost for 2003 determined by the Office of the Inspector General (“OIG”) and adjusted for price inflation based on the Producer Price Index for pharmaceutical products. Pursuant to the CMS final rules, the difference between the 2004 reimbursement rates for all drugs separately billed outside the dialysis composite rate (including EPOGEN®) and the 2005 reimbursement rates for such drugs will be added to the composite rate that dialysis providers receive for dialysis treatment. Again in 2006, the EPOGEN® rate may change, as the MMA provided for discretion in either continuing to pay for these separately reimbursed dialysis drugs at acquisition cost, or switching to an ASP based system. The payment rate for dialysis drugs not studied by the OIG, including Aranesp®, will be ASP+6%.

•	We believe that beginning on January 1, 2006, ENBREL®, Sensipar®, and Kineret® will be covered by the MMA-mandated Medicare outpatient prescription drug benefit (also known as “Part D”). With the exception of a demonstration project that CMS is conducting in 2004-2005 that will, among other things, provide reimbursement for ENBREL® for certain Medicare beneficiary participants, Medicare currently does not cover prescriptions for ENBREL®, Sensipar®, and Kineret®.

      With the exception of the Part D prescription drug benefit, we believe these changes driven by the MMA are lowering the 2005 reimbursement rate for all areas in which CMS provides reimbursement for EPOGEN®, Aranesp®, Neulasta® and NEUPOGEN®. However, because we cannot predict the impact of any such changes on how, or under what circumstances, healthcare providers will prescribe or administer our products, as of the date of this filing, we cannot predict the full impact of the MMA on our business; however, it is likely to be, to a degree, negative.
      In addition, on July 8, 2004, CMS released a proposed revision to the Hematocrit Measurement Audit Program Memorandum (“HMA-PM”), a Medicare payment review mechanism used by CMS to audit EPOGEN® utilization and appropriate hematocrit outcomes of dialysis patients. As of the date of this filing, the comment period for the proposed revision has expired and no final program memorandum has been issued. The proposed policy would not permit reimbursement for EPOGEN® in the following circumstances without medical justification: EPOGEN® doses greater than 40,000 Units per month in a patient with a hemoglobin greater than 13 grams per deciliter or doses greater than 20,000 Units per month in a patient with hemoglobin greater than 14 grams per deciliter. If the proposed revision, which has not yet been finalized, is adopted as the final form, it could result in a reduction in utilization of EPOGEN®. Although the proposed revision was scheduled to go into effect as early as January 1, 2005, it is unclear as to when it may be implemented. We and the dialysis community have provided public comment based on data analysis suggesting that revision to the proposed policy is unwarranted. Given the importance of EPOGEN® utilization for maintaining the quality of care for dialysis patients, the precise impact of such a change on provider utilization remains unclear.
      Sales of all our products are and will be affected by government and private payer reimbursement policies. Reduction in reimbursement for our products could have a material adverse effect on our results of operations.
Research and Development and Selected Product Candidates
      We focus our R&D efforts on human therapeutics delivered in the form of proteins, monoclonal antibodies, and small molecules in the areas of oncology, inflammation, metabolic disorders, neuroscience, and general medicine (see “MD&A — Factors That May Affect Amgen — Our product development efforts may not result in commercial products”). Our product candidates come from internal research, acquisitions, and licensing from and collaborations with third parties. We have research facilities in the United States, and clinical development staff in the United States, Europe, Canada, Australia, and Japan (see “Item 2. Properties”). We focus on the development of novel therapeutics for the treatment of serious illness. We take a modality-independent approach to R&D — that is, we identify targets, then choose the modality best suited to address a specific target. As such, our discovery programs may yield targets that lead to the development of therapeutics delivered as proteins, small molecules, or monoclonal antibodies. In addition, acquisitions of companies and technologies, and establishing R&D collaborations have enhanced our strategic position within the biotechnology industry by strengthening and diversifying our product base, product pipeline, and discovery research capabilities in proteins, small molecules, and antibodies.
      R&D expenses for the years ended December 31, 2004, 2003, and 2002 were $2,028 million, $1,655 million, and $1,117 million, respectively. In 2004 and 2002, we recorded $554 million and $2,992 million for the write-off of acquired IPR&D resulting from the Tularik and Immunex acquisitions, respectively (see Note 7, “Acquisitions” to the consolidated financial statements).
      The following table is a selection of certain of our product candidates in our therapeutic areas of focus and shows the status of these molecules as of February 3, 2005. Additional product candidate (pipeline) information can be found on our website at (http://www.amgen.com). (This website address is not intended to function as a hyperlink, and the information contained on our website is not intended to be a part of this filing.)

Molecule	Disease/Condition	Status

Oncology
AMG 102	Cancer	Phase 1
AMG 114	Chemotherapy-induced anemia	Phase 1
AMG 162	Bone metastases (cancer spread to bone)	Phase 2
AMG 162	Bone loss induced by hormone ablation therapy for breast cancer or prostate cancer	Phase 3
AMG 386	Cancer	Phase 1
AMG 531	Immune Thrombocytopenic Purpura (an autoimmune bleeding disorder)	Phase 2
AMG 706	Cancer	Phase 2
AMG 951	Cancer	Phase 1
panitumumab	Colorectal cancer	Phase 3
palifermin	Oral mucositis associated with radiation therapy and chemotherapy for solid tumors	Phase 3
Inflammation
AMG 108	Osteoarthritis	Phase 2
AMG 162	Rheumatoid arthritis	Phase 2
AMG 317	Asthma	Phase 1
AMG 623	Systemic lupus erythematosus	Phase 1
AMG 714	Rheumatoid arthritis	Phase 2
anakinra	Osteoarthritis	Phase 2
Metabolic disorders
AMG 076	Obesity	Phase 1
AMG 131	Type 2 diabetes	Phase 2
AMG 162	Postmenopausal osteoporosis	Phase 3
Leptin	Lipodystrophy (abnormal fat changes)	Phase 2
Leptin	Hypothalamic amenorrhea (absence of menstruation)	Phase 2
cinacalcet HCl	Primary hyperparathyroidism	Phase 2
cinacalcet HCl	Secondary hyperparathyroidism in chronic renal insufficiency	Phase 3
Neuroscience
AMG 517	Pain	Phase 1
GDNF	Parkinson’s Disease	Development temporarily discontinued
General medicine
darbepoetin alfa	Anemia in congestive heart failure.	Phase 2

      The following represents additional information about certain of our product candidates that are in phase 2 or later human clinical trials.

AMG 162
      AMG 162 is an investigational, fully human monoclonal antibody that specifically targets the receptor activator of nuclear factor kappa B ligand (RANKL), a key mediator of the resorptive phase of bone remodeling. Inhibition of RANKL signaling is a rational therapeutic strategy for treating conditions where excessive bone resorption or bone remodeling prevail. AMG 162 is being studied across a range of conditions, including osteoporosis, treatment-induced bone loss, rheumatoid arthritis, bone metastases, and multiple myeloma.
      Amgen announced interim data from a Phase 2 clinical study reporting the clinical effects of AMG 162 on bone mineral density endpoints in postmenopausal, osteoporotic women. Based on this interim data, Phase 3 clinical studies with AMG 162 were initiated in 2004.
      AMG 162 is also being studied in metastatic bone disease for the suppression of bone loss in patients with cancer. In one study, AMG 162 reduced bone turnover markers in cancer patients compared to standard therapy. Phase 2 clinical studies of AMG 162 in metastatic bone disease were initiated in 2004.

AMG 531
      AMG 531 is a first-in-class molecule with a novel mechanism of action for the treatment of immune (idiopathic) thrombocytopenic purpura (“ITP”). ITP is an autoimmune bleeding disorder characterized by an abnormal decrease in platelets, a condition known as thrombocytopenia. Platelets are specialized blood cells that help prevent and stop bleeding by participating in clotting. ITP is characterized by thrombocytopenia that results in bruising and bleeding that is sometimes severe. Phase 2 clinical studies were completed in 2004.

AMG 706
      AMG 706 is a potent, oral, multi-kinase inhibitor with anti-angiogenic activity achieved by selectively targeting vascular endothelial growth factor (VEGF) receptors, platelet derived growth factor (PDGF) receptor, Kit and Ret. By inhibiting multiple receptors, AMG 706 potentially may provide more than one mechanism of action in various cancers. Early clinical data for AMG 706 show signs of tumor regression with promising preliminary safety data using once-daily continuous dosing that potentially allows for combination therapy. A Phase 2 clinical study evaluating AMG 706 in imatinib-resistant GIST is ongoing.

panitumumab
      Co-developed with Abgenix, Inc. (“Abgenix”) panitumumab (rHuMAb-EGFr) targets the epidermal growth factor receptor (EGFr). The EGFr pathway is important in normal and tumor cell growth. Panitumumab is the first fully human monoclonal antibody directed against EGFr and is being evaluated for the treatment of various types of cancer (solid tumor). In Phase 3 clinical studies to date, panitumumab has demonstrated anti-tumor activity in advanced, refractory colorectal cancer. Amgen initiated pivotal clinical studies evaluating panitumumab as a third-line monotherapy in colorectal cancer patients in 2004.

palifermin
      Palifermin is currently in Phase 3 clinical studies to investigate its safety and efficacy for oral mucositis in patients with solid tumors receiving localized radiation with or without chemotherapy.

AMG 108
      AMG 108 is a monoclonal antibody that blocks the action of interleukin-1 (“IL-1”), a cytokine believed to play a role in the joint destruction associated with osteoarthritis. Phase 2 clinical studies are ongoing investigating the treatment of AMG 108 in osteoarthritis.

AMG 714
      AMG 714 is a fully human monoclonal antibody directed against interleukin-15 (IL-15) that is being developed under an agreement with Genmab S/ A. IL-15 blockade has potential utility in a wide variety of inflammatory diseases, such as rheumatoid arthritis, psoriasis, inflammatory bowel disease, lupus, multiple sclerosis and others. A Phase 2 trial investigating AMG 714 in the treatment of rheumatoid arthritis is currently under way.

anakinra
      Anakinra is a recombinant form of a naturally occurring human protein that regulates IL-1, a key cytokine in regulating normal immune function and the cascade of reactions that cause the inflammatory process of rheumatoid arthritis. A Phase 2 clinical study investigating anakinra for the treatment of osteoarthritis was conducted in 2004; the study has been completed and results are being analyzed.

AMG 131
      Phase 2 efficacy and safety studies have been initiated with AMG 131 for the treatment of patients with type 2 (insulin resistant) diabetes mellitus. AMG 131, an orally-administered therapy, is expected to lower blood glucose in diabetic patients by improving the body’s ability to respond to insulin. AMG 131 is a selective modulator of PPAR&gama; (peroxisome proliferator activated receptor gamma), a receptor involved in regulating the body’s ability to respond to insulin.

darbepoetin alfa
      Darbepoetin alpha is currently being evaluated in a Phase 2 study for treatment of anemia in patients with heart failure.

cinacalcet HCl
      Cinacalcet HCl is currently being evaluated in studies for use in secondary hyperparathyroidism of chronic renal insufficiency (CRI) and for use in primary hyperparathyroidism.
      The following represents additional information about a product candidate that failed in late-stage development.

GDNF
      Neurotrophic factors are proteins which play a role in nerve cell protection and regeneration and which may therefore be useful in treating a variety of neurological disorders, including neurodegenerative diseases of the central and peripheral nervous systems, and also nerve injury or trauma. In June 2004, we announced that the phase 2 study of GDNF for the treatment of advanced Parkinson’s disease did not meet the primary study endpoint upon completion of six months of the double-blind treatment phase of the study even though the small phase 1 pilot investigator initiated open label study over a three year period appeared to result in improvements for advanced Parkinson’s disease patients. Subsequently, in the fall of 2004, we discontinued clinical development of GDNF in patients with advanced Parkinson’s disease and no longer provide GDNF to patients with advanced Parkinson’s disease after several patients in the phase 2 study developed neutralizing antibodies and new preclinical data showed that GDNF caused irreversible damage to the area of the brain critical to movement control and coordination. On February 11, 2005, we confirmed our previous decision to halt clinical trials and, as a part of that decision and based on thorough scientific review, we also concluded that we will not provide GDNF to the 48 patients who participated in clinical trials that were terminated in the fall of 2004. However, we plan to continue to support GDNF by continuing to conduct additional research to better understand the potential of GDNF in the treatment of Parkinson’s disease, including by expanding toxicology studies and work on discoveries to improve delivery of GDNF.
Competition
      Competition among biotechnology, pharmaceutical, and other companies that research, develop, manufacture, or market biologics and pharmaceuticals is intense and is expected to increase (see “MD&A —

Factors That May Affect Amgen – Our marketed products face substantial competition and others may discover, develop, acquire or commercialize products before or more successfully than we do”). We compete with these entities in all areas of our business including competing to attract and retain qualified scientific and technical personnel.
      Our products’ competitive position among other biologic and pharmaceutical products approved for sale may be based on, among other things, patent position, product efficacy, safety, reliability, availability, patient convenience/delivery devices and price, as well as, the development and marketing of new competitive products. Certain of our products face substantial competition from products marketed by large pharmaceutical companies, which have greater clinical, research, regulatory, manufacturing, marketing, financial experience and human resources than we do. In addition, the introduction of new products or the development of new processes by competitors or new information about existing products may result in product replacements or price reductions, even for products protected by patents. Certain of our products may also face competition from follow-on biologics, also known as biosimilars in Europe, in certain geographic areas. Our European patent relating to erythropoietin expired on December 12, 2004 and our European patent relating to G-CSF expires on August 22, 2006. While we do not market erythropoietin in Europe as this right belongs to Johnson & Johnson (through KA), we do market Aranesp® in the EU, which competes with Johnson & Johnson’s and others’ erythropoietin products. Additionally, we market G-CSF in most countries in Europe as NEUPOGEN®. We believe that after the expiration of each of these patents, other companies could receive approval for and market follow-on biologics to each of these products in Europe. We believe that the EU is currently in the process of developing regulatory requirements related to the development and approval of follow-on biologics. Until such requirements are finalized, we cannot predict when follow-on biologics could appear in the market in the EU. However, based on the process and timing outlined by the European Agency for the Evaluation of Medical Products (“EMEA”), we believe product specific guidelines are not likely to be finalized until 2006.
      Some of our competitors are actively engaged in R&D in areas where we are also developing product candidates. The competitive marketplace for our product candidates is significantly dependent upon the timing of entry into the market. Early entry may have important advantages in gaining product acceptance and market share contributing to the product’s eventual success and profitability. Accordingly, in some cases, the relative speed with which we can develop products, complete the testing, receive approval, and supply commercial quantities of the product to the market is expected to be important to our competitive position.
      In addition, we compete with large pharmaceutical and biotechnology companies when entering into cooperative arrangements with smaller companies and research organizations in the biotechnology industry for the development and commercialization of products and product candidates. Small companies, academic institutions, governmental agencies, and other public and private research organizations conduct a significant amount of R&D in the biotechnology industry. These entities may seek to enter into licensing arrangements to collect royalties for use of technology or for the sale of products they have discovered or developed. We may face competition in our licensing or acquisition activities from pharmaceutical companies and large biotechnology companies that also seek to acquire technologies or product candidates from these entities. Accordingly, we may have difficulty acquiring technologies or product candidates on acceptable terms.
      The following provides additional information on competition related to our principal products in our therapeutic areas of focus.

Nephrology
      Any products or technologies that are directly or indirectly successful in addressing anemia associated with CKD could negatively impact the market for EPOGEN® and Aranesp®. Aranesp® directly competes with other currently marketed products which treat anemia, including EPOGEN® and the recombinant human erythropoietin product marketed by Johnson & Johnson (see “Products — EPOGEN® (Epoetin alfa)” and “Products — Aranesp® (darbepoetin alfa)”). In Europe, Aranesp® directly competes with erythropoietin products marketed by Janssen-Cilag/ Johnson & Johnson and Roche in the nephrology setting. Transkaryotic Therapies (“TKT”) is developing gene-activated erythropoietin for the treatment of anemia (see “Item 3. Legal Proceedings — Transkaryotic Therapies and Aventis litigation”). Roche is also develop-

ing a pegylated erythropoietin product for the treatment of anemia. In addition, Yamanouchi/ FibroGen are developing an erythropoietic small molecule for the treatment of anemia.

Supportive cancer care
      Any products or technologies that are directly or indirectly successful in addressing anemia associated with chemotherapy could negatively impact the market for Aranesp®. In the United States, Aranesp® directly competes with other currently marketed products which treat anemia associated with chemotherapy, including the recombinant human erythropoietin product marketed by Johnson & Johnson (see “Products — EPOGEN® (Epoetin alfa)”). In Europe, Aranesp® directly competes with erythropoietin products marketed by Janssen-Cilag/ Johnson & Johnson and Roche in the oncology setting. TKT is also developing its gene-activated erythropoietin for the treatment of anemia (see “Item 3. Legal Proceedings — Transkaryotic Therapies and Aventis litigation”). Roche and Yamanouchi/ FibroGen are also developing their products for the treatment of anemia in the oncology setting.
      Neulasta® and NEUPOGEN® could face competition in some circumstances from companies marketing or developing treatments for neutropenia associated with chemotherapy, for bone marrow and PBPC transplant patients, and AML. In the United States, Neulasta® and NEUPOGEN® currently face market competition in certain indications from a granulocyte macrophage colony-stimulating factor (“GM-CSF”) product marketed by Berlex Laboratories, Inc., a division of Schering (“Berlex”) and from the chemoprotectant, amifostine. In Europe, Neulasta® and NEUPOGEN® currently face market competition in certain indications from a competing G-CSF product (lenograstim), a GM-CSF (molgramostim), a G-CSF product marketed by Chugai Pharmaceuticals Co., Ltd. (“Chugai”) and Sanofi-Aventis, and the GM-CSF product marketed by Novartis AG (“Novartis”). In certain areas outside the United States and Europe, Neulasta®and NEUPOGEN® currently compete in certain indications with a G-CSF product marketed by Chugai and a modified G-CSF protein marketed by Kyowa Hakko Kogyo Co., Ltd.
      NEUPOGEN® also competes with Neulasta® in the United States and Europe. U.S. NEUPOGEN® sales have been adversely impacted by Neulasta®. However, we believe that most of the conversion in the United States has occurred. We believe that we are experiencing conversion of NEUPOGEN® patients to Neulasta® in Europe, but we believe that this conversion will occur to a lesser extent than that experienced in the United States. However, we cannot accurately predict the rate or timing of future conversion of NEUPOGEN® patients to Neulasta® in Europe.

Inflammatory disease
      ENBREL® could face competition in some circumstances from companies developing or marketing rheumatoid arthritis, ankylosing spondylitis, psoriatic arthritis, and psoriasis treatments. Current treatments for these indications include generic methotrexate and other products marketed by, among others, Biogen IDEC Inc., Centocor, Inc./ Johnson & Johnson, Abbott Laboratories (“Abbott”), Genentech, Inc. (“Genentech”), Pfizer, Novartis, and Sanofi-Aventis. In addition, a number of companies have cytokine inhibitors in development including GlaxoSmithKline, Pfizer, Bristol-Myers Squibb, Repligen, and Taisho Pharmaceutical Co., Ltd.

Product candidates
      We are currently developing product candidates, including AMG 162, panitumumab, and others, which we expect will enter into highly competitive markets, if approved. These product candidates would face substantial competition from products currently marketed as well as those under development by other pharmaceutical and biotechnology companies.
Manufacturing and Raw Materials

Manufacturing
      We have manufacturing facilities which produce commercial quantities of Epoetin alfa, Aranesp®, Neulasta®, NEUPOGEN®, and ENBREL®. We operate commercial manufacturing facilities located in the United States and Puerto Rico, and a packaging and distribution center in the Netherlands (see “Item 2.

Properties”). Our manufacturing facilities in Juncos, Puerto Rico, are responsible for formulation, fill and finish activities related to our production of Epoetin alfa, Aranesp®, Neulasta®, NEUPOGEN® and ENBREL®. In addition to these activities, the Puerto Rico facilities perform key manufacturing support functions including quality control, process development, procurement and production scheduling. In 2005, the Puerto Rico facilities are anticipated to begin production of NEUPOGEN® and Neulasta® bulk drug product in a new manufacturing plant for which we plan to submit an application for FDA approval in the first quarter of 2005. We are also constructing a second bulk manufacturing plant in Juncos which will be used for the production of Epoetin alfa and Aranesp®. We actively manage our inventory supply produced by our manufacturing facilities and the supply produced by our third-party manufacturers (see “MD&A — Factors That May Affect Amgen — We have grown rapidly, and if we fail to adequately manage that growth our business could be adversely impacted.” and “MD&A — Factors That May Affect Amgen — We formulate, fill and finish substantially all our products at our Puerto Rico manufacturing facility; if significant natural disasters or production failures occur at this facility, we may not be able to supply these products.”). In addition to producing our own commercial quantities of Epoetin alfa, we also supply Epoetin alfa in the United States to Johnson & Johnson under a supply agreement. Commercial quantities of ENBREL® produced by our large-scale biopharmaceutical manufacturing facility in West Greenwich, Rhode Island (the “RI Facility”) are by itself, insufficient to fill the current level of demand for this product. Our current plan to increase U.S. and Canadian supply of ENBREL® includes completion of an additional large-scale cell culture commercial manufacturing facility adjacent to the current RI Facility, which we plan to submit for FDA approval in 2005. We also have contract manufacturing agreements with BI Pharma and Genentech for the production of additional supply of ENBREL®. In addition, we utilize third-party contract manufacturers to perform fill and finish services and packaging services for ENBREL®.

Boehringer Ingelheim Pharma KG
      Amgen and Wyeth have a long-term supply agreement with BI Pharma to manufacture commercial quantities of ENBREL®. In 2000 and 2002, the long-term supply agreement was amended to provide for additional production capacity, improved manufacturing processes, and to extend the term of the agreement.
      Our supply of ENBREL® is significantly dependent on product manufactured by BI Pharma, and, accordingly, we have made significant purchase commitments to BI Pharma (see Note 8, “Commitments and contingencies” to the consolidated financial statements). Under the supply agreement, BI Pharma has reserved a specified level of production capacity for ENBREL®, and our supply under these purchase commitments for ENBREL® is manufactured from that reserved production capacity. We are required to submit a rolling three-year forecast for manufacturing the bulk drug for ENBREL®, and a rolling forecast for a shorter period for the number of finished vials of ENBREL® to be manufactured from the bulk drug. We have submitted firm orders for the maximum production capacity that BI Pharma currently has reserved for ENBREL®. We will be responsible for substantial payments to BI Pharma if we fail to use a specified percentage of the production capacity that BI Pharma has reserved for ENBREL® each calendar year or if the BI Pharma supply agreement is terminated prematurely under specified conditions.

Genentech, Inc.
      We have a manufacturing agreement with Genentech to produce ENBREL® at Genentech’s manufacturing facility in South San Francisco, California. In October 2004, the FDA approved this facility for ENBREL® production and Genentech began manufacturing commercial quantities of ENBREL®. Under the terms of the agreement, Genentech will produce ENBREL® through 2005, with an extension through 2006 by mutual agreement.

Raw Materials
      Certain raw materials, medical devices, and components necessary for our commercial manufacturing of our products are proprietary products of other companies, and in some cases, such proprietary products are specifically cited in our drug application with the FDA such that they must be obtained from that specific, sole source. We currently attempt to manage the risk associated with such sole sourced raw materials by active inventory management and alternate source development, when feasible (see “MD&A — Factors That May Affect Amgen — Certain of our raw materials, medical devices and components are single-sourced from third parties; third-party supply failures could adversely affect our ability to supply our products”). We monitor the financial condition of our suppliers, their ability to supply our needs and the market conditions for these raw materials. Also, certain of the raw materials required in the commercial manufacturing and formulation of our products are derived from biological sources, including mammalian tissues, bovine serum, and human serum albumin, or HSA. We are investigating screening procedures with respect to certain biological sources and alternatives to them. Raw materials may be subject to contamination and/or recall. A material shortage, contamination, recall and/or restriction could adversely impact or disrupt our commercial manufacturing of our products.
Joint Ventures and Business Relationships
      We generally discover, develop, manufacture, and market our products. From time to time, we may enter into joint ventures and other business relationships to provide additional development, manufacturing, and marketing capabilities. In addition to our internal R&D efforts, we have acquired certain product and technology rights and have established R&D collaborations to enhance our R&D capabilities and internally developed product pipeline. Our R&D collaborations generally can consist of non-refundable, upfront license fees, R&D and commercial performance milestones, cost sharing, royalties and/or profit sharing. Additionally, these collaborations may include manufacturing and co-promotion arrangements. Our collaboration agreements with third parties are performed on a “best efforts” basis with no guarantee of either technological or commercial success.

Kirin Brewery Company, Limited
      We formed KA, a 50-50 joint venture with Kirin in 1984. KA develops and commercializes certain of our and Kirin’s technologies, which have been transferred to this joint venture. KA has given exclusive licenses to us to manufacture and market: 1) recombinant human erythropoietin in the United States, 2) darbepoetin alfa in the United States, all European countries, Canada, Australia, New Zealand, Mexico, all Central and South American countries, and certain countries in Central Asia, North Africa, and the Middle East, and 3) pegfilgrastim and G-CSF in the United States, Europe, Canada, Australia, and New Zealand. We currently market certain of these products under the brand names EPOGEN® (erythropoietin), Aranesp® (darbepoetin alfa), Neulasta®(pegfilgrastim), and NEUPOGEN® (G-CSF).
      KA has also given exclusive licenses to Kirin to manufacture and market: 1) recombinant human erythropoietin in Japan, 2) darbepoetin alfa in Japan, the People’s Republic of China (“China”), Taiwan, Korea, and certain other countries in Southeast Asia, and 3) G-CSF and pegfilgrastim in Japan, Taiwan and Korea. Kirin markets recombinant human erythropoietin and G-CSF in China under a separate agreement. Kirin markets its recombinant human erythropoietin product in Japan under the trademark ESPO®. Kirin markets its G-CSF product in its respective territories under the trademark GRAN®. KA has licensed to Johnson & Johnson rights to recombinant human erythropoietin in certain geographic areas of the world (see “— Johnson & Johnson”). Under its agreement with KA, Johnson & Johnson pays a royalty to KA based on sales.
      In connection with our various license agreements with KA, we pay KA royalties based on product sales and also receive payment for conducting certain R&D activities on behalf of KA (See Note 2, “Related party transactions” to the consolidated financial statements).

Johnson & Johnson
      We granted Johnson & Johnson a license to commercialize recombinant human erythropoietin as a human therapeutic in the United States in all markets other than dialysis. In the United States, all recombinant human erythropoietin sold by Johnson & Johnson is manufactured by us and sold by Johnson & Johnson under the trademark PROCRIT® (Epoetin alfa). PROCRIT® brand Epoetin alfa is identical to EPOGEN® brand Epoetin alfa, which is manufactured and sold by us in the United States dialysis market. Pursuant to the license agreement with Johnson & Johnson, we earn a 10% royalty on sales of PROCRIT® by Johnson & Johnson in the United States.
      Outside the United States, with the exception of China and Japan, Johnson & Johnson was granted rights to manufacture and commercialize recombinant human erythropoietin as a human therapeutic for all uses under a licensing agreement with KA. With respect to its sales outside of the United States, Johnson & Johnson manufactures and commercializes its own brand of Epoetin alfa which is then sold throughout the world by Johnson & Johnson under various trademarks such as EPREX® and ERYPO®. We are not involved in the manufacture of Epoetin alfa sold by Johnson & Johnson outside of the United States.

Wyeth
      Amgen and Wyeth market and sell ENBREL® under a co-promotion agreement in the United States and Canada for all approved indications. The rights to detail and promote ENBREL® in the United States and Canada for oncology indications are reserved to Amgen. The rights to market ENBREL® outside of the United States and Canada are reserved to Wyeth. Under the co-promotion agreement, a management committee comprised of equal representation from Wyeth and Amgen is responsible for overseeing the marketing and sales of ENBREL® including: strategic planning, the approval of an annual marketing plan, product pricing, and the establishment of a brand team. The brand team, with equal representation from each party, prepares and implements the annual marketing plan, which includes a minimum level of financial and sales personnel commitment from each party, and is responsible for all sales activities. Further, pursuant to the co-promotion agreement, Wyeth and Amgen each pay a defined percentage of all selling and marketing expenses approved by the management committee. In addition, we pay Wyeth a percentage of the annual gross profits of ENBREL®, which reflect the sharing of manufacturing costs, in the United States and Canada attributable to all approved indications for ENBREL® on a scale that increases as gross profits increase; however, we maintain a majority share of ENBREL® profits. Under the co-promotion agreement, Wyeth is required to reimburse Amgen for: 1) certain clinical and regulatory expenses we incur in connection with the filing and approval of any new indications for ENBREL® in the United States and Canada, excluding oncology and rheumatoid arthritis indications; 2) certain specified patent expenses related to ENBREL®; and 3) certain costs, expenses, and liabilities associated with the manufacture, use, or sale of ENBREL® in the United States and Canada.
      We also have a global supply agreement with Wyeth related to the manufacture, supply, inventory, and allocation of supplies of ENBREL®.

Abgenix Inc.
      In October 2003, Amgen and Abgenix amended an existing agreement to jointly develop and commercialize panitumumab, a fully human monoclonal antibody created by Abgenix (See “Selected Product Candidates”). Under the amended agreement, we have decision-making authority for the joint development and commercialization of panitumumab, but development and commercialization costs, as well as any potential profits from future sales of panitumumab, are shared equally. We have the right to conduct all future clinical trials. In addition, Abgenix will manufacture clinical and early commercial supplies of panitumumab with our support and assistance. If clinical trials for panitumumab are successful and regulatory approval is received, we would have the primary role in implementing marketing and product launch activities for panitumumab, while Abgenix may participate in co-promotion.
      We have agreed to advance Abgenix up to $60 million that may be used by Abgenix to fund its share of development and commercialization costs for panitumumab. Abgenix is not obligated to repay such advances if panitumumab does not reach commercialization. As Abgenix’s obligation to repay such advances is dependent upon the commercialization of an in-process technology, such advances are expensed as incurred.
Government Regulation
      Regulation by governmental authorities in the United States and other countries is a significant factor in the production and marketing of our products and our ongoing R&D activities (see “MD&A — Factors That May Affect Amgen — Our current products and products in development cannot be sold if we do not obtain and maintain regulatory approval”).
      In order to clinically test, manufacture, and market products for therapeutic use, we must satisfy mandatory procedures and safety and effectiveness standards established by various regulatory bodies. In the United States, the Public Health Service Act and the Federal Food, Drug, and Cosmetic Act, as amended, and the regulations promulgated there under, and other federal and state statutes and regulations govern, among other things, the testing, manufacture, labeling, storage, record keeping, approval, advertising, and promotion of our products on a product-by-product basis. Product development and approval within this regulatory framework takes a number of years and involves the expenditure of substantial resources. After laboratory analysis and preclinical testing in animals, an investigational new drug application is filed with the FDA to begin human testing. Typically, a three-phase human clinical testing program is then undertaken. In phase 1, small clinical trials are conducted to determine the safety of the product. In phase 2, clinical trials are conducted to assess safety, acceptable dose, and gain preliminary evidence of the efficacy of the product. In phase 3, clinical trials are conducted to provide sufficient data for the statistically valid proof of safety and efficacy. The time and expense required to perform this clinical testing can vary and is substantial. No action can be taken to market any new drug or biologic product in the United States until an appropriate marketing application has been approved by the FDA. Even after initial FDA approval has been obtained, further clinical trials may be required to provide additional data on safety and effectiveness and are required to gain clearance for the use of a product as a treatment for indications other than those initially approved. In addition, side effects or adverse events that are reported during clinical trials can delay, impede, or prevent marketing approval. Similarly, adverse events that are reported after marketing approval can result in additional limitations being placed on the product’s use and, potentially, withdrawal of the product from the market. Any adverse event, either before or after marketing approval, can result in product liability claims against us.
      In addition to regulating and auditing human clinical trials, the FDA regulates and inspects equipment, facilities, laboratories, and processes used in the manufacturing and testing of such products prior to providing approval to market a product. If after receiving clearance from the FDA, a material change is made in manufacturing equipment, location, or process, additional regulatory review may be required. We also must adhere to current Good Manufacturing Practice and product-specific regulations enforced by the FDA through its facilities inspection program. The FDA also conducts regular, periodic visits to re-inspect equipment, facilities, laboratories, and processes following the initial approval. If, as a result of these inspections, the FDA determines that our equipment, facilities, laboratories, or processes do not comply with applicable FDA regulations and conditions of product approval, the FDA may seek civil, criminal, or administrative sanctions and/or remedies against us, including the suspension of our manufacturing operations.
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
      We are also subject to various federal and state laws pertaining to health care “fraud and abuse,” including anti-kickback laws and false claims laws. Anti-kickback laws make it illegal to solicit, offer, receive, or pay any remuneration in exchange for, or to induce, the referral of business, including the purchase or prescription of a particular drug. The federal government has published regulations that identify “safe harbors” or exemptions for certain arrangements that do not violate the anti-kickback statutes. We seek to comply with the safe harbors where possible. Due to the breadth of the statutory provisions and the absence of guidance in the form of regulations or court decisions addressing some of our practices, it is possible that our practices might be challenged under anti-kickback or similar laws. False claims laws prohibit anyone from knowingly and willingly presenting, or causing to be presented for payment to third party payers (including Medicare and Medicaid), claims for reimbursed drugs or services that are false or fraudulent, claims for items or services not provided as claimed, or claims for medically unnecessary items or services. Our activities relating to the sale and marketing of our products may be subject to scrutiny under these laws. Violations of fraud and abuse laws may be punishable by criminal and/or civil sanctions, including fines and civil monetary penalties, as well as the possibility of exclusion from federal health care programs (including Medicare and Medicaid). If the government were to allege against or convict us of violating these laws, there could be a material adverse effect on us, including our stock price. Our activities could be subject to challenge for the reasons discussed above and due to the broad scope of these laws and the increasing attention being given to them by law enforcement authorities.

      Since 1991, we have participated in the Medicaid rebate program established by the Omnibus Budget Reconciliation Act of 1990, and under amendments of that law that became effective in 1993. Participation in this program has included extending comparable discounts under the Public Health Service (“PHS”) pharmaceutical pricing program. Under the Medicaid rebate program, we pay a rebate for each unit of our product reimbursed by Medicaid. The amount of the rebate for each product is set by law as a minimum 15.1% of the average manufacturer price (“AMP”) of that product, or if it is greater, the difference between AMP and the best price available from us to any customer. The rebate amount also includes an inflation adjustment if AMP increases faster than inflation. The PHS pricing program extends discounts comparable to the Medicaid rebate to a variety of community health clinics and other entities that receive health services grants from the PHS, as well as hospitals that serve a disproportionate share of poor Medicare and Medicaid beneficiaries. The rebate amount is recomputed each quarter based on our reports of our current AMP and best price for each of our products to the CMS. The terms of our participation in the program impose an obligation to correct the prices reported in previous quarters, as may be necessary. Any such corrections could result in an overage or underage in our rebate liability for past quarters, depending on the direction of the correction. In addition to retroactive rebates (and interest, if any), if we were found to have knowingly submitted false information to the government, in addition to other penalties available to the government, the statute provides for civil monetary penalties in the amount of $100,000 per item of false information.
      We also make our products available to authorized users of the Federal Supply Schedule (“FSS”) of the General Services Administration. Since 1993, as a result of the Veterans Health Care Act of 1992 (the “VHC Act”), federal law has required that product prices for purchases by the Veterans Administration, the Department of Defense, Coast Guard, and the PHS (including the Indian Health Service) be discounted by a minimum of 24% off the AMP to non-federal customers (the non-federal average manufacturer price, “non-FAMP”). Our computation and report of non-FAMP is used in establishing the price, and the accuracy of the reported non-FAMP may be audited by the government under applicable federal procurement laws. Among the remedies available to the government for infractions of these laws is recoupment of any overages paid by FSS users during the audited years. In addition, if we were found to have knowingly reported a false non-FAMP, in addition to other penalties available to the government, the VHC Act provides for civil monetary penalties of $100,000 per item that is incorrect.
      We are also subject to regulation under the Occupational Safety and Health Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act, and other current and potential future federal, state, or local laws, rules, and/or regulations. Our R&D activities involve the controlled use of hazardous materials, chemicals, biological materials, and various radioactive compounds. We believe that our procedures comply with the standards prescribed by federal, state, or local laws, rules, and/or regulations; however, the risk of injury or accidental contamination cannot be completely eliminated. Our research and manufacturing activities also are conducted in voluntary compliance with the National Institutes of Health Guidelines for Recombinant DNA Research.
      Additionally, the U.S. Foreign Corrupt Practices Act, to which we are subject, prohibits corporations and individuals from engaging in certain activities to obtain or retain business or to influence a person working in an official capacity. It is illegal to pay, offer to pay, or authorize the payment of anything of value to any foreign government official, government staff member, political party, or political candidate in an attempt to obtain or retain business or to otherwise influence a person working in an official capacity. Our present and future business has been and will continue to be subject to various other laws, rules, and/or regulations.

Patents and Trademarks
      We have filed applications for a number of patents, have been granted patents, or have obtained rights relating to our products and various potential products. Our material patents are set forth in the table below.

Product		General Subject Matter	Expiration

Epoetin alfa	U.S	— Process of making erythropoietin (issued in 1995 and 1997)	8/15/2012
		— Product claims to erythropoietin (issued in 1996 and 1997)	8/20/2013
		— Pharmaceutical compositions of erythropoietin (issued in 1999)	8/20/2013
		— Cells that make certain levels of erythropoietin (issued in 1998)	5/26/2015
darbepoetin alfa	Europe(1)	— Glycosylation analogs of erythropoietin proteins (issued in 1999)	10/12/2010
		— Glycosylation analogs of erythropoietin proteins (issued in 1997)	8/16/2014
Filgrastim	U.S.	— Methods for recombinant production of G-CSF (issued in 1998)	8/23/2005
		— Analogs of G-CSF (issued in 1999)	8/23/2005
		— Pharmaceutical Compositions Comprising G-CSF (issued in 2002)	8/23/2005
		— DNA, vectors, cells and processes relating to recombinant G-CSF (issued in 1989 and 1991)	3/7/2006
		— G-CSF polypeptides (issued in 1996)	12/3/2013
		— Methods of treatment using G-CSF polypeptides (issued in 1996)	12/10/2013
	Europe(1)	— G-CSF DNA Vectors, cells, polypeptides, methods of use and production (issued in 1991)	8/22/2006
pegfilgrastim	U.S.	— Pegylated G-CSF (issued in 1998)	10/20/2015
	Europe(1)	— Pegylated G-CSF (issued in 1999)	2/8/2015
etanercept	U.S.	— Methods of treating TNF — dependent disease (issued in 2003)	9/5/2009
		— TNFR proteins and pharmaceutical compositions (issued in 1999 and 2001)	9/5/2009
		— TNFR DNA vectors, cells and processes for making proteins (issued in 1995 and 2000)	10/23/2012

(1)	In some cases these European patents may also be entitled to Supplemental Protection in one or more countries in Europe and the length of any such extension will vary country by country.
      There can be no assurance that our patents or licensed patents will afford legal protection against competitors or provide significant proprietary protection or competitive advantage. In addition, our patents or licensed patents could be held invalid or unenforceable by a court, or infringed or circumvented by others, or others could obtain patents that we would need to license or circumvent. Competitors or potential competitors may have filed patent applications or received patents, and may obtain additional patents and proprietary rights relating to proteins, small molecules, compounds, or processes competitive with ours. Additionally, for certain of our product candidates, competitors, or potential competitors may claim that their existing or pending patents prevent us from commercializing such product candidates in certain territories. Further, when our patents expire, other companies could develop new competitive products to our products. Our near-term European patent expirations could result in new competitive products to our products in Europe. Our European patent relating to erythropoietin expired on December 12, 2004 and our European patent relating to G-CSF expires on August  22, 2006. We believe that after the expiration of each of these patents, other companies could receive approval for and market follow-on biologics (sometimes referred to as “biosimilar” in Europe) to each of these products in Europe. We believe that the EU is currently in the process of developing regulatory requirements related to the development and approval of follow-on biologics. Until such requirements are finalized, we cannot predict when follow-on biologics could appear in the market in the EU. However, based on the process and timing outlined by the EMEA, we believe product specific guidelines are not likely to be finalized until 2006.
      In general, we have obtained licenses from various parties which we deem to be necessary or desirable for the manufacture, use or sale of our products. These licenses generally require us to pay royalties to the parties on product sales. In addition, other companies have filed patent applications or have been granted patents in areas of interest to us. There can be no assurance any licenses required under such patents will be available for license on acceptable terms or at all. We are engaged in various legal proceedings relating to certain of our patents (see “Item 3. Legal Proceedings”).
      Trade secret protection for our unpatented confidential and proprietary information is important to us. To protect our trade secrets, we generally require our staff members, material consultants, scientific advisors, and parties to collaboration and licensing agreements to execute confidentiality agreements upon the commencement of employment, the consulting relationship, or the collaboration or licensing arrangement with us. However, others could either develop independently the same or similar information or obtain access to our information.
Human Resources
      As of December 31, 2004, we had approximately 14,400 staff members, which includes approximately 100 part-time staff members. Of the total staff members as of December 31, 2004, approximately 5,600 were engaged in R&D, approximately 2,700 were engaged in selling and marketing, approximately 4,400 were engaged in commercial manufacturing activities, and approximately 1,700 were engaged in other activities. There can be no assurance that we will be able to continue attracting and retaining qualified personnel in sufficient numbers to meet our needs. None of our staff members are covered by a collective bargaining agreement, and we have experienced no work stoppages. We consider our staff relations to be good.
Executive Officers
      The executive officers of the Company as of February 28, 2005 are as follows:
      Mr. Kevin W. Sharer, age 56, has served as a director of the Company since November 1992. Since May 2000, Mr. Sharer has been Chief Executive Officer and President of the Company and has also been Chairman of the Board since December 2000. From October 1992 to May 2000, Mr. Sharer served as President and Chief Operating Officer of the Company. From April 1989 to October 1992, Mr. Sharer was President of the Business Markets Division of MCI Communications Corporation, a telecommunications company. From February 1984 to March 1989, Mr. Sharer held numerous executive capacities at General Electric Company. Mr. Sharer is a director of Unocal Corporation, 3M Company and Northrop Grumman Corporation.
      Dr. Hassan Dayem, age 58, became Senior Vice President and Chief Information Officer in May 2002. From December 1998 to May 2002, Dr. Dayem served as Vice President, Information Services and Chief Information Officer at Merck & Co., Inc. (“Merck”), a pharmaceutical company. From June 1997 to December 1998, Dr. Dayem served as Vice President, Research Information Services at Merck. From February 1977 to May 1997, Dr. Dayem was at Los Alamos National Laboratory, where he held several positions including Division Director, Computing, Information and Communications Division from July 1993 to May 1997.
      Dr. Dennis M. Fenton, age 53, became Executive Vice President in March 2000 and in May 2003 became Executive Vice President, Operations and Compliance Officer. From January 1995 to March 2000, Dr. Fenton served as Senior Vice President, Operations; from August 1992 to January 1995 as Senior Vice President, Sales and Marketing; and from July 1991 to August 1992 as Vice President, Process Development, Facilities and Manufacturing Services. From October 1988 to July 1991, Dr. Fenton also served as Vice

President, Pilot Plant Operations and Clinical Manufacturing; and from 1985 to October 1988, he served as Director, Pilot Plant Operations.
      Mr. Brian McNamee, age 48, became Senior Vice President, Human Resources in June 2001. From November 1999 to June 2001, Mr. McNamee served as Vice President of Human Resources at Dell Computer Corp. From 1998 to 1999, Mr. McNamee served as Senior Vice President, Human Resources for the National Broadcasting Corporation (“NBC”), a division of General Electric Company. From July 1988 to November 1999, Mr. McNamee held human resource positions at General Electric Company.
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
      Mr. Richard D. Nanula, age 44, became Executive Vice President and Chief Financial Officer in August 2001. From November 1999 to February 2001, Mr. Nanula was Chairman and Chief Executive Officer of Broadband Sports, Inc., an Internet media company. From March 1998 to May 1999, Mr. Nanula was President and Chief Operating Officer of Starwood Hotels & Resorts Worldwide, a worldwide hotel and gaming company. From August 1986 to March 1998, Mr. Nanula was at the Walt Disney Company; where he held several positions including Senior Executive Vice President and Chief Financial Officer and President of Disney Stores Worldwide. Mr. Nanula currently serves on the Board of Directors of The Boeing Company.
      Dr. Roger M. Perlmutter, age 52, became Executive Vice President of Research and Development in January 2001. From July 1999 to December 2000, Dr. Perlmutter was Executive Vice President, Worldwide Basic Research and Preclinical Development of Merck Research Laboratories. From February 1999 to July 1999, Dr. Perlmutter served as Executive Vice President of Merck Research Laboratories, and from February 1997 to January 1999, as Senior Vice President of Merck Research Laboratories. From May 1989 to January 1997, Dr. Perlmutter was also Chairman of the Department of Immunology, University of Washington, and from January 1991 to January 1997, Professor in the Departments of Immunology, Biochemistry and Medicine, University of Washington. From October 1991 to January 1997, Dr. Perlmutter served as Investigator at the Howard Hughes Medical Institute at the University of Washington. Dr. Perlmutter currently serves on the Board of Directors of Stem Cells, Inc.
      Mr. David J. Scott, age 52, became Senior Vice President, General Counsel and Secretary in March 2004. From May 1999 to February 2004, Mr. Scott served as Senior Vice President and General Counsel of Medtronic, Inc., a medical technology company, and also as Secretary from January 2000. From December 1997 to April 1999, Mr. Scott served as General Counsel of London-based United Distillers & Vintners. From April 1996 to November 1997, Mr. Scott served as General Counsel of London-based International Distillers & Vintners.
Geographic Area Financial Information
      For financial information concerning the geographic areas in which we operate, see Note 9, “Segment information — Geographic information” to the consolidated financial statements.
Factors That May Affect Amgen
      We operate in a rapidly changing environment that involves a number of risks, uncertainties, and assumptions, many of which are beyond our control. For a discussion of some of these risks, see “Factors That May Affect Amgen” in the MD&A section of this Report included under “Item 7”. Other risks are discussed elsewhere in this Form 10-K.
Investor Information
      Financial and other information about us is available on our website (http://www.amgen.com) (This website address is not intended to function as a hyperlink, and the information contained in our website is not intended to be a part of this filing). We make available on our website, free of charge, copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the SEC.

Item 2.	PROPERTIES
      Our principal executive offices and a majority of our administrative and a significant portion of our R&D facilities are located in forty-four buildings in Thousand Oaks, California. Thirty-seven of the buildings located in Thousand Oaks are owned and seven are leased. Adjacent to these buildings are facilities that are under construction and additional land for future expansion. The Thousand Oaks, California, properties include manufacturing facilities licensed by various regulatory bodies to produce commercial quantities of Epoetin alfa, Aranesp®, Neulasta®, and NEUPOGEN®.
      We own six buildings in Longmont, Colorado, including a manufacturing complex that is licensed to produce commercial quantities of Epoetin alfa and Aranesp® bulk drug substance. We have undeveloped land adjacent to the Longmont site to accommodate future expansion. We also own two buildings and lease four buildings in Boulder, Colorado, housing process development research and manufacturing facilities capable of producing commercial quantities of Kineret® bulk drug substance.
      We own ten buildings and lease space in nine buildings in the Seattle, Washington area, which house research, manufacturing, and administrative facilities. In connection with the Immunex acquisition in 2002, we initiated an integration plan to consolidate certain Immunex leased facilities, and currently only occupy three of the nine leased buildings. In January 2004, we opened the Seattle research center. We also own additional land for future expansion in the Seattle, Washington area.
      We own five buildings in West Greenwich, Rhode Island, including a manufacturing facility which produces commercial quantities of ENBREL®, and lease a warehouse facility in Cranston, Rhode Island. We are also currently completing a new manufacturing plant adjacent to the existing manufacturing facility in Rhode Island to produce commercial quantities of ENBREL®, which we plan to submit for FDA approval in 2005.
      As part of the Tularik acquisition, we assumed leases on eight buildings in South San Francisco, California, which house R&D and administrative facilities. In connection with the acquisition, we initiated an integration plan to consolidate certain Tularik leased facilities, and currently only occupy two of the eight buildings. Additionally, we assumed leases on land for future development in the South San Francisco, California area.
      Elsewhere in North America, we own a distribution center in Louisville, Kentucky, and a research facility in Cambridge, Massachusetts. We lease facilities for administrative offices in Washington, D.C. and Canada, and lease five facilities for regional sales and marketing offices in the United States.
      Outside North America, we own six buildings in Juncos, Puerto Rico, including both bulk and formulation, fill and finish manufacturing facilities and warehouse facilities. Our facilities in Juncos, Puerto Rico, are responsible for formulation, fill and finish activities related to our production of Epoetin alfa, Aranesp®, Neulasta®, NEUPOGEN® and ENBREL®. In 2005, we plan to submit an application for FDA approval of a new bulk drug production plant in Puerto Rico which will be used for the production of NEUPOGEN® and Neulasta®. We are also constructing a second bulk manufacturing plant in Juncos which will be used for the production of Epoetin alfa and Aranesp®. In addition, we own additional property on the Puerto Rico Site for future expansion. We also own a European packaging and distribution center in Breda, The Netherlands. We lease facilities in seventeen European countries, Australia, New Zealand, and Japan, for administration, sales and marketing, and/or development.
      We believe that our existing facilities plus anticipated additions are sufficient to meet our expected needs.

Item 3.	LEGAL PROCEEDINGS
      Certain of our legal proceedings are discussed below. While it is impossible to predict accurately or to determine the eventual outcome of these matters, we do not believe any such proceedings currently pending will have a material adverse effect on our annual consolidated financial statements, although an adverse resolution in any reporting period of one or more of the proceedings could have a material impact on the results of operations for that period.

Transkaryotic Therapies and Aventis Litigation
      On April 15, 1997, Amgen filed suit in the Massachusetts District Court against TKT and Hoechst Marion Roussel, Inc. (“HMR” — now Aventis Pharmaceuticals Inc., together with TKT, the “Defendants”) alleging infringement of three U.S. patents owned by Amgen that claim an erythropoietin product and processes for making erythropoietin. Amgen sought an injunction preventing the Defendants from making, importing, using, or selling erythropoietin in the United States. On October 7, 1999, Amgen filed an amended complaint, which added two additional patents to the litigation. Defendants’ amended answer asserted that all five of the patents-in-suit were not infringed, were invalid, or were unenforceable due to inequitable conduct.
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
      On January 19, 2001, the Massachusetts District Court ruled that claims 2-4 of U.S. Patent No. 5,621,080 (the “’080 Patent”), claims 1, 3, 4, and 6 of U.S. Patent No. 5,756,349 (the “’349 Patent”) and claim 1 of the ’422 Patent were valid, enforceable, and infringed by TKT’s erythropoietin product and the cells used to make such product. The Massachusetts District Court also held that claim 7 of the ’349 patent and claims 1, 2, and 9 of U.S. Patent No. 5,547,933 (the “933 Patent”) were not infringed, and that if infringed the claims of the ’933 patent would be invalid.
      On January 26, 2001, the Defendants filed a Notice of Appeal and on February 14, 2001, Amgen filed a Notice of Cross-Appeal, to the U.S. Court of Appeals for the Federal Circuit. On March 22, 2001, Amgen filed an Amended Notice of Cross-Appeal to include claim 9 of the ’698 patent. After the parties briefed the issues on appeal, oral arguments were heard on May 7, 2002 by the U.S. Court of Appeals for the Federal Circuit.
      On January 6, 2003, the U.S. Court of Appeals for the Federal Circuit upheld the District Court’s decision that the Defendants infringe the ’349 and ’422 patents and held that claims 1 and 2 of the ’933 patent were invalid. The court further upheld the enforceability and validity of all of the asserted claims except for validity over two references which was vacated and remanded to the District Court. The court vacated and remanded to the District Court of Massachusetts for further consideration of (i) the finding of infringement of the ’080 patent, (ii) the holding of non-infringement of the ’698 patent, and (iii) the effect of two references on the validity of the asserted claims of the patents. On January 20, 2003, the Defendants filed a Combined Motion for Panel Rehearing and Rehearing En Banc with the Federal Circuit regarding the court’s affirmance of the validity of the asserted claims under 35 U.S.C. §112. On March 3, 2003, the Federal Circuit denied the Defendant’s Motions for Panel Rehearing and Rehearing En Banc. The Massachusetts District Court held a trial on the remanded issues on October 7-8 and 15-17 and November 3-6, 2003. On October 30, 2003, the Massachusetts District Court ruled that claims 2-4 of the ’080 patent are infringed.
      On October 15, 2004, the Massachusetts District Court decided the remaining issues remanded from the U.S. Court of Appeals for the Federal Circuit in Amgen’s favor. In the October 15 decision, the court ruled that claims 4-9 of the ’698 patent are valid and infringed, claims 2-4 of the ’080 claims are valid, claim 1 of the ’422 is valid and claim 7 of the ’349 patent is valid and infringed. On December 10, 2004, TKT filed a Notice of Appeal to the U.S. Court of Appeals for the Federal Circuit.

Israel Bio-Engineering Project Litigation
      On September 3, 2002, Israel Bio-Engineering Project (“IBEP”), filed a patent infringement lawsuit against Amgen’s wholly-owned subsidiary, Immunex Corporation (“Immunex”), Wyeth and Wyeth Pharmaceuticals in the U.S. District Court for the Central District of California, relating to a U.S. Patent

No. 5,981,701 (the “’701 Patent”). Although not the title owner of record, IBEP alleges that it owns the ’701 Patent. IBEP asserts that the manufacture and sale of ENBREL® (etanercept) infringes claim 1 of this patent. IBEP seeks an accounting of damages and of any royalties or license fees paid to a third-party and seeks to have the damages trebled on account of alleged willful infringement. IBEP also seeks to force the defendants to take a compulsory non-exclusive license. On September 4, 2003, Yeda Research and Development Co. Ltd. (“Yeda”), the title owner of record of the ’701 patent, joined as an interventor-defendant. On February 18, 2004, the court granted summary judgment in favor of Yeda on the issue of ownership.
      On March 31, 2004, judgment was entered in favor of the defendants including Amgen and Immunex. IBEP filed a Notice of Appeal and filed its appeal brief on June 2, 2004. Amgen and Immunex filed their appeal brief on July 29, 2004. IBEP filed its reply brief on August 27, 2004. Oral argument heard by the Court of Appeals for the Federal Circuit was held on January 11, 2005.

Columbia Litigation
      On June 18, 2003, Amgen and Immunex filed suit in the U.S. District Court for the Central District of California against The Trustees of Columbia University (“Columbia”) seeking a declaratory judgment that Columbia’s claims for royalties under license agreements with Amgen and Immunex lack merit and that no royalties are owed. The complaint further sought a declaratory judgment that Amgen and Immunex do not infringe Columbia’s recently issued U.S. Patent No. 6,455,275 (the “’275 Patent”) and that the ’275 Patent is invalid and unenforceable. On February 12, 2004, Columbia filed breach of contract and declaratory relief counterclaims against Amgen and Immunex along with its answer to the complaint.
      On April 8, 2004, the Judicial Panel on Multidistrict Litigation transferred this action to the U.S. District Court for the District of Massachusetts for consolidated pre-trial proceedings with other actions involving the ’275 Patent.
      On May 6, 2004, the U.S. Patent and Trademark Office (“PTO”) granted a request to reexamine the ’275 Patent. On June 18, 2004, Columbia filed a reissue application in the PTO of the ’275 Patent. On June 23, 2004, the U.S. District Court of the District of Massachusetts denied Columbia’s request to stay the litigation pending the reexamination and reissue proceedings before the PTO. The court also scheduled a November 22, 2004 hearing regarding motions for summary judgment that the ’275 Patent is invalid for double patenting and a December 13, 2004 trial date on that issue.
      On September 1, 2004, The Trustees of Columbia University (“Columbia”) filed a covenant not to sue the plaintiffs for infringement of the ’275 patent. On October 12, 2004, Columbia filed an Amended and Restated Covenant. Columbia filed a Motion to Dismiss based upon this covenant, seeking to dismiss claims against Amgen and Immunex which it contends relate to the ’275 Patent and to transfer the remaining claims back to the U.S. District Court for the Central District of California. On November 5, 2004, the Court granted Columbia’s Motion to Dismiss claims based upon the ’275 patent and requested briefing regarding the schedule for remaining issues.
      On December 15, 2004, Amgen Manufacturing Limited, Amgen USA Inc. and Immunex Rhode Island Corporation, Amgen’s subsidiaries, filed a Complaint in the U.S. District Court for the District of Massachusetts seeking a declaratory judgment that the plaintiffs do not infringe Columbia’s ’275 Patent and that the ’275 Patent is invalid and unenforceable. On January 4, 2005, Columbia filed a Motion to Dismiss the complaint for lack of subject matter jurisdiction. On January 18, 2005, the plaintiffs opposed Columbia’s motion.

Average Wholesale Price Litigation
      Amgen and Immunex are named as defendants, either separately or together, in numerous civil actions broadly alleging that they, together with many other pharmaceutical manufacturers, reported prices for certain products in a manner that allegedly inflated reimbursement under the Medicare and/or Medicaid programs, and commercial insurance plans, including co-payments paid to providers who prescribe and administer the products. The complaints generally assert varying claims under the federal RICO statutes, their state law corollaries, as well as state law claims for deceptive trade practices, common law fraud, and various related state law claims. The complaints seek an undetermined amount of damages, as well as other relief, including declaratory and injunctive relief.
      The AWP litigation was commenced against Amgen and Immunex on December 19, 2001 with the filing of Citizens for Consumer Justice et al. v. Abbott Laboratories, Inc., et al. Additional cases have been filed since that time. Most of these actions, as discussed below, have been consolidated, or are in the process of being consolidated, in a federal Multi-District Litigation proceeding (“the MDL Proceeding”), captioned In Re: Pharmaceutical Industry Average Wholesale Price Litigation MDL No. 1456 and pending in the U.S. District Court for the District of Massachusetts (“the Massachusetts District Court”).
      These cases that are, or are in the process of being consolidated into the MDL Proceeding, are being brought by consumer classes and certain state and local governmental entities. The cases consist of the following:

•	Citizens for Consumer Justice, et al., v. Abbott Laboratories, Inc., et al.; Teamsters Health & Welfare Fund of Philadelphia, et al., v. Abbott Laboratories, Inc., et al.; Action Alliance of Senior Citizens of Greater Philadelphia v. Immunex Corp.; Constance Thompson, et al. v. Abbott Laboratories, Inc., et al.; John Rice, et al. v. Abbott Laboratories, Inc., et al.; Ronald Turner, et al. v. Abbott Laboratories, Inc., et al.; Congress of California Seniors v. Abbott Laboratories, et al.; State of Montana v. Abbott Laboratories, Inc., et al.; State of Nevada v. American Home Products Corp., et al.; County of Suffolk v. Abbott Laboratories, Inc., et al.; IUOE, Local 68 v. AstraZeneca, PLC, et al.; County of Westchester v. Abbott Laboratories, Inc., et al.; County of Rockland v. Abbott Laboratories, Inc., et al.; City of New York v. Abbott Laboratories, Inc., et al.; and County of Nassau v. Abbott Laboratories, Inc., et al; County of Onondaga v. Abbott Laboratories, Inc., et al.
      In the MDL Proceeding, the U.S. District Court for the District of Massachusetts has set various deadlines relating to motions to dismiss the complaints, discovery, class certification, summary judgment and other pre-trial issues. For the class action cases, the Court has divided the defendant companies into a Phase I group and a Phase II group. The class certification hearing for the Phase I group was held on February 10, 2004. Both Amgen and Immunex are in the Phase II group, and plaintiffs have yet to file their motion for class certification as to the Phase II companies.
      Certain AWP cases are not a part of the MDL Proceeding. These cases are:

•	Robert J. Swanston v. TAP Pharmaceutical Products, Inc., et al. This Arizona state class action was filed against Amgen and Immunex on December 20, 2002 in the Maricopa County, Arizona Superior Court. The Court has set a hearing on plaintiffs’ motion to certify a statewide class for May 13, 2005.

•	Commonwealth of Pennsylvania v. TAP Pharmaceutical Products, Inc., et al. This case was filed against Amgen in the Commonwealth Court for Pennsylvania in Harrisburg, Pennsylvania on March 10, 2004. On February 1, 2005, the court sustained defendants Preliminary Objections, and gave the Commonwealth of Pennsylvania 30 days in which to file an amended complaint.

•	State of Wisconsin v. Amgen, Inc., et al. An amended complaint was filed against Amgen and Immunex on November 1, 2004 in the Circuit Court for Dane County, Wisconsin. Defendants’ filed their motions to dismiss the complaint on January 20, 2005.

•	Commonwealth of Kentucky v. Alphapharma, Inc., et al. This case was filed against Amgen and Immunex on November 4, 2004 in the Franklin County Circuit Court, Franklin County, Kentucky. Defendants filed their motions to dismiss the complaint on February 1, 2005.

•	State of Alabama v. Abbott Laboratories, Inc., et. al. This case was filed against Amgen and Immunex on January 26, 2005 in the Circuit Court of Montgomery County, Alabama.

•	People of State of Illinois v. Abbott, et. al This case was filed against Amgen and Immunex on February 7, 2005 in the Circuit Court for Cook County, Illinois.

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

State Attorney General Investigations
      Amgen and/or Immunex have been advised by several State Attorneys General of pending investigations regarding drug pricing practices pertaining to the calculation of Average Manufacturer Price (“AMP”) and Best Price calculations under the Medicaid Drug Rebate Act. These states have requested that Amgen and Immunex preserve records relating to AMP and best price calculations. The Company does not know what actions, if any, may be taken as a result of these investigations.

Johnson & Johnson Arbitration/ Demand for Separate BLA
      On November 11, 2003, Ortho Biotech Products, L.P., Ortho Biotech Inc., and Ortho-McNeil Pharmaceutical (wholly owned subsidiaries of Johnson & Johnson, collectively, “Ortho”) filed a demand for arbitration against the Company before the American Arbitration Association in Chicago, Illinois. In its demand, Ortho seeks declaratory relief that, among other things, (1) Ortho has the right under the parties’ Product License Agreement to apply for its own FDA license to market its brand of recombinant erythropoietin, PROCRIT®, based on bulk product supplied by the Company, (2) the Company must cooperate with Ortho to achieve Ortho’s separate FDA licensure, (3) pending FDA approval of Ortho’s separate license, the Company must continue to supply Ortho with Ortho’s commercial requirements of finished erythropoeitin products, and (4) pending FDA approval of Ortho’s separate license, the Company must cooperate with Ortho on erythropoeitin development projects, including Ortho’s proposal for a 120,000 unit per ml formulation.
      Amgen contests Ortho’s claims and will respond accordingly.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      No matters were submitted to a vote of our security holders during the last quarter of our fiscal year ended December 31, 2004.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
      Our common stock trades on The NASDAQ Stock Market under the symbol AMGN. As of February 11, 2005, there were approximately 15,000 holders of record of our common stock. No cash dividends have been paid on the common stock to date, and we currently intend to utilize any earnings for development of our business and for repurchases of our common stock.
      The following table sets forth, for the fiscal periods indicated, the range of high and low closing sales prices of the common stock as quoted on The NASDAQ Stock Market for the years 2004 and 2003:

	High	Low

2004
4th Quarter	$64.76	$52.70
3rd Quarter	59.98	53.23
2nd Quarter	60.43	52.82
1st Quarter	66.23	57.83
2003
4th Quarter	$67.14	$57.62
3rd Quarter	71.54	64.52
2nd Quarter	67.50	57.60
1st Quarter	58.87	48.88

Item 5(c).	CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES
      During the three months ended December 31, 2004, we had two outstanding stock repurchase programs. The amount we spend and the number of shares repurchased varies based on a variety of factors including the stock price and blackout periods in which we are restricted from repurchasing shares. Repurchases under our stock repurchase program reflect, in part, our confidence in the long-term value of Amgen common stock. A summary of our repurchase activity for the three months ended December 31, 2004 is as follows:

				Total Number of	Maximum $ Value
	Total Number		Average	Shares Purchased as	that May Yet Be
	of Shares		Price Paid	Part of Publicly	Purchased Under the
	Purchased		per Share	Announced Programs	Programs(1)

October 1 — October 31	6,965,448		$55.53	6,964,112	$1,606,702,718
November 1 — November 30	10,633,691		59.98	10,625,000	968,880,721
December 1 — December 31	35,339		13.87	—	5,968,880,721

Total	17,634,478	(2)	$58.13	17,589,112

(1)	In December 2003, the Board authorized us to repurchase up to $5.0 billion of common stock. Additionally, in December 2004, the Board authorized us to repurchase up to an additional $5.0 billion of common stock.

(2)	The difference between total number of shares purchased and the total number of shares purchased as part of publicly announced programs is due to repurchases of common stock from certain employees in connection with their exercise of stock options issued prior to June 23, 1998 as well as shares of common stock withheld by us for the payment of taxes upon vesting of certain employees’ restricted stock.

Item 6.	SELECTED FINANCIAL DATA

	Years Ended December 31,

Consolidated Statement of Operations Data:	2004	2003	2002	2001	2000

	(In millions, except per share data)
Revenues:
Product sales(1)	$9,977	$7,868	$4,991	$3,511	$3,202
Other revenues	573	488	532	505	427
Total revenues	10,550	8,356	5,523	4,016	3,629
Operating expenses:
Cost of sales (excludes amortization of acquired intangible assets presented below)	1,731	1,341	736	443	408
Research and development	2,028	1,655	1,117	865	845
Write off of acquired in-process research and development(2)	554	—	2,992	—	30
Selling, general and administrative	2,556	1,957	1,449	974	851
Amortization of acquired intangible assets	333	336	155	—	—
Other items, net(3)	—	(24)	(141)	203	(49)
Net income (loss)	2,363	2,259	(1,392)	1,120	1,139
Diluted earnings (loss) per share	1.81	1.69	(1.21)	1.03	1.05
Cash dividends declared per share	—	—	—	—	—

	At December 31,

Consolidated Balance Sheet Data:	2004	2003	2002	2001	2000

Total assets(4)	$29,221	$26,113	$24,456	$6,443	$5,400
Long-term debt(5)	3,937	3,080	3,048	223	223
Stockholders’ equity(4)	19,705	19,389	18,286	5,217	4,315

(1)	We began recording ENBREL® sales subsequent to our acquisition of Immunex on July 15, 2002.

(2)	As part of the accounting for the Tularik and Immunex acquisitions, we recorded a charge to write-off acquired IPR&D of $554 million in 2004 and $2,992 million in 2002, respectively. The IPR&D charge represents an estimate of the fair value of the in-process research and development for projects and technologies that, as of the acquisition date, had not reached technological feasibility and had no alternative future use. See Note 7, “Acquisitions” to the consolidated financial statements for further discussion of the IPR&D write-offs related to the Tularik and Immunex acquisitions.

(3)	See Note 12, “Other items, net” to the consolidated financial statements for further discussion of other items, net for 2003 and 2002. Other items, net in 2001 consists of a charge primarily related to the costs of terminating collaboration agreements with various third parties, including PRAECIS PHARMACEUTICALS INCORPORATED and certain academic institutions. Other items, net in 2000 includes a benefit of $74 million related to a legal proceeding with Johnson & Johnson partially offset by a charitable contribution of $25 million to the Amgen Foundation.

(4)	In August 2004, we acquired all of the outstanding common stock of Tularik for a purchase price of approximately $1.5 billion. In July 2002, we acquired all of the outstanding common stock of Immunex for a purchase price of approximately $17.8 billion. See Note 7, “Acquisitions” to the consolidated financial statements for further discussion of these acquisitions and the related accounting.

(5)	In March 2002, we issued 30-year zero-coupon, senior convertible notes (“Convertible Notes”) with a face amount at maturity of $3.95 billion. Holders of the Convertible Notes may require us to purchase all or a portion of the notes on specific dates as early as March 1, 2005 at the original issuance price plus accrued original issue discount (“accreted value”) through the purchase dates. On March 2, 2005, as a result of certain holders of the Convertible Notes exercising their March 1, 2005 put option, we repurchased $1,175 million, or approximately 40%, of the outstanding Convertible Notes at their then-accreted value for cash. Concurrently, we amended the terms of the Convertible Notes to add an additional put date in order to permit the remaining holders, at their option, to cause us to repurchase the Convertible Notes on March 1, 2006 at the then-accreted value. Accordingly, the portion of the Convertible Notes outstanding at December 31, 2004 not repurchased on March 2, 2005 was classified as long-term debt. See Note 4, “Financing arrangements” to the consolidated financial statements for further discussion of the terms of the Convertible Notes. Additionally, in November 2004, we issued $1 billion aggregate principal amount of 4.00% senior notes due in 2009 and $1 billion aggregate principal amount of 4.85% senior notes due in 2014.

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
Overview
      The following management’s discussion and analysis (“MD&A”) is intended to assist the reader in understanding Amgen. MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and accompanying notes.
      We are a global biotechnology company that discovers, develops, manufactures, and markets human therapeutics based on advances in cellular and molecular biology. Our mission is to serve patients. As a science-based, patient-focused organization, we discover and develop innovative therapies to treat serious illness. We operate in one business segment — human therapeutics. Therefore, our results of operations are discussed on a consolidated basis.
      We primarily earn revenues and income and generate cash from sales of human therapeutic products in the areas of nephrology, supportive cancer care, and inflammatory disease. For the year ended December 31, 2004, total revenues were $10,550 million and net income was $2,363 million, or $1.81 per share. As of December 31, 2004, cash, cash equivalents and marketable securities were $5,808 million.
      For the years ended December 31, 2004, 2003, and 2002, product sales represented 95%, 94%, and 90% of total revenues, respectively. Over the last two years, our product sales growth has been primarily driven by sales of Aranesp®, ENBREL®, and Neulasta®, which benefited from market share gains and/or market growth. We expect these products to continue to drive sales growth in the near term. Most patients receiving our principal products for approved indications, excluding ENBREL®, are covered by both government and private payers health care programs. Therefore, our product sales are and will be affected by government and private payer reimbursement policies. Reduction in reimbursement could adversely affect our results of operations. For example, the MMA was enacted into law in December 2003. We expect that, beginning in

2005, reimbursement changes resulting from the MMA are likely, to a degree, to negatively affect product sales of some of our marketed products. For additional information on reimbursement and its impact on our business, see “Reimbursement” in “Item 1. Business”. Although we have achieved market share gains during 2004, we expect that continued gains will be a challenge as we operate in a highly competitive environment. Going forward, we expect to continue to focus on market share gains, but we also expect to increase our focus on growing the market. See “Competition” in “Item 1. Business” for further information on the impact of competition on our business.
      International product sales for the years ended December 31, 2004, 2003, and 2002 represented 17%, 14%, and 10% of total product sales and consisted principally of European sales. International product sales have grown substantially since 2002 as a result of the launches of Aranesp®and Neulasta® and continued market penetration. International product sales grew 54% during 2004 and 123% during 2003. Our international sales are impacted by foreign currency changes (see “Results of Operations” discussion below). International product sales growth during 2004 and 2003 benefited by $164 million and $166 million, respectively, from foreign currency exchange rate changes. However, both positive and negative impacts from movements in foreign exchange rates have been mitigated by the natural, opposite impact to our international operating expenses and as a result of our foreign currency hedging activities. Our hedging activities seek to offset the impact, both positive and negative, that foreign exchange rate changes may have on our net income. As such, the impact to our results of operations from changes in foreign currency exchange rates has been largely mitigated.
      For 2004, operating income increased $257 million primarily as a result of our product sales growth. Operating income as a percentage of product sales was 34% for 2004 compared to 39% for 2003. This decrease was primarily attributable to the impact of the 2004 IPR&D charge of $554 million relating to the acquisition of Tularik. During 2004, we increased our operating expenses to support our product sales growth and to invest in R&D to advance our product pipeline. In 2005, our operating expenses are expected to further increase in support of our anticipated product sales growth, and as a result of our continued investment in R&D to advance our pipeline.
      We focus our R&D efforts on human therapeutics delivered in the form of proteins, monoclonal antibodies, and small molecules in the areas of oncology, inflammation, metabolic disorders, neuroscience, and general medicine. We focus on the development of novel therapeutics for the treatment of serious illness. We take a modality-independent approach to R&D — that is, we identify targets, then choose the modality best suited to address a specific target. To enhance our internal R&D efforts, we have acquired and licensed certain product and technology rights and have established R&D collaborations. On August 13, 2004, we acquired Tularik at a purchase price of approximately $1.5 billion in a transaction accounted for as a business combination. Tularik was a company engaged in drug discovery related to cell signaling and the control of gene expression. In connection with the Tularik acquisition, we incurred a charge of $554 million associated with writing off the fair value of IPR&D acquired (see Note 7, “Acquisitions” in the consolidated financial statements). The IPR&D write-off represents the estimated fair value of the various acquired R&D projects in Tularik’s pipeline that, as of the acquisition date, had not reached technological feasibility and had no alternative future use. See “Research and Development and Selected Product Candidates” in “Item 1. Business” for further information on our product pipeline. We expect to continue to invest significantly in R&D.
      There are many economic and industry-wide factors that affect our business, including, among others, those relating to broad reimbursement changes, increased complexity and cost of R&D, increasingly intense competition for our currently marketed products and product candidates, complex and expanding regulatory requirements, and intellectual property protection. See “Item 1. Business” and “Factors That May Affect Amgen” for further information on these economic and industry-wide factors and their impact on our business.

Results of Operations

Product sales
      For the years ended December 31, 2004, 2003, and 2002, total product sales by geographic region were as follows (amounts in millions):

	2004	Change	2003	Change	2002

Total U.S.	$8,279	22%	$6,764	50%	$4,497
Total International	1,698	54%	1,104	123%	494

Total product sales	$9,977	27%	$7,868	58%	$4,991

      See “Principal Products” in “Item 1. Business” for a discussion of our principal products and their approved indications. Product sales are influenced by a number of factors, including demand, third-party reimbursement availability and policies, pricing strategies, wholesaler inventory management practices, foreign currency exchange effects, new product launches and indications, competitive products, product supply, and acquisitions.
      Sales growth in 2004 was principally driven by demand for Aranesp®, ENBREL®, and Neulasta®. U.S. sales for Aranesp® and Neulasta® were impacted by higher incentives earned by customers under performance-based contracts. International product sales growth benefited by $164 million from foreign currency exchange rate changes.
      In the near term, we expect sales growth to continue to be driven primarily by Aranesp®, ENBREL®, and Neulasta®. We believe that changes in reimbursement for our products are likely to adversely affect, to a degree, the prescription and administration of our products by healthcare providers, impacting sequential sales growth and historical sales trends. In prior years, certain of our products have reported sales in the first quarter that were comparable or slightly less than reported sales in the fourth quarter of the previous year. However, due to the uncertainties surrounding the impact of reimbursement, we are unsure that such historical sales trends will continue.

EPOGEN®/ Aranesp®
      For the years ended December 31, 2004, 2003, and 2002, total EPOGEN® and Aranesp® sales by geographic region were as follows (amounts in millions):

	2004	Change	2003	Change	2002

EPOGEN® — U.S.	$2,601	7%	$2,435	8%	$2,261
Aranesp® — U.S.	1,533	56%	980	244%	285
Aranesp® — International	940	67%	564	331%	131

Aranesp® — Total	2,473	60%	1,544	271%	416

Total EPOGEN® and Aranesp®	$5,074	28%	$3,979	49%	$2,677

      The increases in combined EPOGEN® and worldwide Aranesp® sales for the years ended December 31, 2004 and 2003 were primarily driven by worldwide demand for Aranesp®. The increase for the year ended December 31, 2003 reflects the mid-year 2002 approval of Aranesp® for the treatment of chemotherapy-induced anemia in the United States and Europe.
      The growth in reported EPOGEN® sales for the year ended December 31, 2004 was primarily driven by demand, which reflects dialysis patient population growth and a continued focus in the renal community on patient outcomes, and to a lesser extent, increases in wholesaler inventory levels.
      For the year ended December 31, 2003, the growth in reported EPOGEN® sales was primarily due to demand, and to a lesser extent, spillover (See “Summary of Critical Accounting Policies — EPOGEN® revenue recognition” and Note 1, “Summary of significant accounting policies — Product sales” to the consolidated financial statements). Demand was driven by growth in the dialysis patient population and improved patient outcomes.

      Patients receiving treatment for anemia associated with end stage renal disease with EPOGEN® are covered primarily under medical programs provided by the federal government. We believe EPOGEN® sales growth will primarily depend on dialysis patient population growth and changes in reimbursement rates or a change in the basis for reimbursement by the federal government (see “Factors That May Affect Amgen — Our sales depend on payment and reimbursement from third-party payers, and, to the extent that reimbursement for our products is reduced, this could negatively impact the utilization of our products.”). We believe EPOGEN® sales growth will also be dependent, in part, on future governmental or private organization regulations or guidelines relating to the use of our products and cost containment pressures from the federal government on health care providers. Further, EPOGEN® competes to a slight degree with Aranesp® in the United States as some health care providers use Aranesp® to treat anemia associated with chronic renal failure instead of EPOGEN®. To the extent that future Aranesp® sales in the United States are impacted by the effects of reimbursement and pricing strategies (see Aranesp® below), we would expect further competition between EPOGEN® and Aranesp® for the treatment of anemia associated with chronic renal failure for patients who are on dialysis.
      The increase in U.S. Aranesp® sales for the year ended December 31, 2004 was driven by demand, which benefited from market share gains in both oncology and nephrology and market growth. Sales growth was impacted by higher incentives earned by customers attaining higher sales volumes and growth under performance-based contracts. The increase in international Aranesp® sales for the year ended December 31, 2004 was principally driven by demand, and to a lesser extent, favorable changes in foreign currency exchange rates. International Aranesp® sales growth for 2004 benefited by $92 million from foreign currency exchange rate changes.
      The increase in U.S. Aranesp® sales for the year ended December 31, 2003 was principally driven by demand, reflecting the mid-year 2002 launch of Aranesp® for the treatment of chemotherapy-induced anemia in the United States. The increase in international Aranesp® sales for the year ended December 31, 2003 was principally driven by demand, reflecting the mid-year 2002 launch of Aranesp® for the treatment of chemotherapy-induced anemia in Europe, and to a lesser extent, favorable changes in foreign currency exchange rates. International Aranesp® sales growth for 2003 benefited by $87 million from favorable changes in foreign currency exchange rates.
      We believe future worldwide Aranesp® sales growth will be dependent, in part, on such factors as: reimbursement by third party payers (including governments and private insurance plans) (see “Factors That May Affect Amgen — Our sales depend on payment and reimbursement from third-party payers, and, to the extent that reimbursement for our products is reduced, this could negatively impact the utilization of our products.”); cost containment pressures from governments and private insurers on health care providers; governmental or private organization regulations or guidelines relating to the use of our products; penetration of new and existing markets; patient population growth; the effects of pricing strategies; competitive products or therapies, including follow-on biologic products in Europe; the development of new treatments for cancer; and changes in foreign currency exchange rates.

Neulasta®/ NEUPOGEN®
      For the years ended December 31, 2004, 2003, and 2002, total Neulasta® and NEUPOGEN® sales by geographic region were as follows (amounts in millions):

	2004	Change	2003	Change	2002

Neulasta® — U.S.	$1,476	26%	$1,175	153%	$464
Neulasta® — International	264	230%	80	N/A	—

Neulasta® — Total	$1,740	39%	$1,255	170%	$464

NEUPOGEN® — U.S.	778	(12)%	881	(15)%	1,042
NEUPOGEN® — International	397	3%	386	14%	338

NEUPOGEN® — Total	1,175	(7)%	1,267	(8)%	1,380

Total Neulasta® and NEUPOGEN®	$2,915	16%	$2,522	37%	$1,844

      The increase in combined worldwide Neulasta® and NEUPOGEN® sales for the years ended December 31, 2004 and 2003 was driven by worldwide demand for Neulasta®. The increase for the year ended December 31, 2003 reflects the April 2002 launch of Neulasta®.
      The increase in U.S. Neulasta® sales for the year ended December 31, 2004 was primarily driven by demand, which benefited from new clinical data demonstrating the value of first cycle use. Sales growth was impacted by higher incentives earned by customers attaining higher sales volumes and growth under performance-based contracts. The increase in international Neulasta® sales for the year ended December 31, 2004 was primarily due to demand, which reflects continued market penetration since the January 2003 launch of Neulasta® in Europe, and to a lesser extent, favorable changes in foreign currency exchange rates. International Neulasta® sales growth for 2004 benefited by $27 million from foreign currency exchange rate changes.
      The increase in U.S. Neulasta® sales for the year ended December 31, 2003 was primarily driven by U.S. demand, which reflects the conversion of NEUPOGEN® patients to Neulasta®resulting from the April 2002 Neulasta® launch. International Neulasta® sales for the year ended December 31, 2003 reflect the January 2003 launch of Neulasta® in Europe.
      The decrease in U.S. NEUPOGEN® sales for the year ended December 31, 2004 was primarily due to a decline in demand. The increase in international NEUPOGEN® sales for the year ended December 31, 2004 was due to favorable changes in foreign currency exchange rates partially offset by a decline in demand. International NEUPOGEN® sales growth for 2004 benefited by $38 million from foreign currency exchange rate changes. Both the United States and international decreases in demand reflect the conversion of NEUPOGEN® patients to Neulasta®.
      The decrease in NEUPOGEN® sales in the United States for the year ended December 31, 2003 was principally due to the conversion of patients from NEUPOGEN® to Neulasta®. The increase in international NEUPOGEN® sales for the year ended December 31, 2003 was entirely due to favorable changes in foreign currency exchange rates.
      We believe future worldwide Neulasta® and NEUPOGEN® sales growth will be dependent, in part, on such factors as: reimbursement by third-party payers (including governments and private insurance plans) (see “Factors That May Affect Amgen — Our sales depend on payment and reimbursement from third-party payers, and, to the extent that reimbursement for our products is reduced, this could negatively impact the utilization of our products.”); cost containment pressures from governments and private insurers on health care providers; governmental or private organization regulations or guidelines relating to the use of our products; penetration of existing markets; patient population growth; the effects of pricing strategies; competitive products or therapies, including follow-on biologic products in Europe; the development of new treatments for cancer; and changes in foreign currency exchange rates. Future chemotherapy treatments that are less myelosuppressive may require less Neulasta®/ NEUPOGEN®, however, other future chemotherapy treatments that are more myelosuppressive, such as dose dense chemotherapy, could require more Neulasta®/ NEUPOGEN®. NEUPOGEN® competes with Neulasta® in the United States and Europe. U.S. NEUPOGEN® sales have been adversely impacted by conversion to Neulasta®. However, we believe that most of the conversion in the United States has occurred. We believe that we are experiencing conversion of NEUPOGEN® patients to Neulasta® in Europe, but we believe that this conversion will occur to a lesser extent than that experienced in the United States. However, we cannot accurately predict the rate or timing of future conversion of NEUPOGEN® patients to Neulasta® in Europe.

ENBREL®
      For the years ended December 31, 2004, 2003, and 2002, total ENBREL® sales by geographic region were as follows (amounts in millions):

	2004	Change	2003	Change	2002

ENBREL® — U.S.	$1,827	46%	$1,254	262%	$346
ENBREL® — International	73	59%	46	188%	16

Total ENBREL®	$1,900	46%	$1,300	259%	$362

      ENBREL® sales growth for the year ended December 31, 2004 was driven by demand, benefiting from ENBREL®’s competitive profile and significant growth of biologics in the rheumatology and dermatology markets. In the dermatology market, ENBREL® has grown significantly since its approval for moderate to severe psoriasis in April of 2004 and has become the number one prescribed systemic therapy in this market.
      ENBREL® sales for the year ended December 31, 2003 were primarily driven by the addition of new patients in both rheumatology and dermatology. The increase from the prior year reflects that we only recorded ENBREL® sales beginning on July 16, 2002, subsequent to the close of the Immunex acquisition. These sales were adversely impacted by supply constraints.
      We believe that future ENBREL® sales growth will be dependent, in part, on such factors as: the effects of competing products or therapies; penetration of existing and new markets, including potential new indications; the availability and extent of reimbursement by government and third-party payers; governmental or private organization regulations or guidelines relating to the use of our products (see “Factors That May Affect Amgen — Our sales depend on payment and reimbursement from third-party payers, and, to the extent that reimbursement for our products is reduced, this could negatively impact the utilization of our products”); and limits on the current supply of and sources of ENBREL®.

Selected operating expenses
      The following table summarizes selected operating expenses for the years ended December 31, 2004, 2003, and 2002 (amounts in millions):

	2004	2003	2002

Product sales	$9,977	$7,868	$4,991
Operating expenses:
Cost of sales (excludes amortization of acquired intangible assets)	$1,731	$1,341	$736
% of product sales	17%	17%	15%
Research and development	$2,028	$1,655	$1,117
% of product sales	20%	21%	22%
Write-off of acquired in-process research and development	$554	$—	$2,992
Selling, general and administrative	$2,556	$1,957	$1,449
% of product sales	26%	25%	29%

Cost of sales
      Cost of sales, which excludes the amortization of acquired intangible assets (see “Consolidated Statements of Operations”), increased 29% for the year ended December 31, 2004, primarily driven by higher sales volumes, and to a lesser extent, higher manufacturing costs due to changes in the product mix. In 2005, we expect cost of sales to be affected by further product mix changes, including the impact of higher ENBREL® sales as it has significantly higher manufacturing costs and royalty expenses as compared to our other principal products.
      Cost of sales for the year ended December 31, 2003 increased 82% over the prior year, primarily due to higher sales. The increase in cost of sales as a percentage of product sales in 2003 primarily reflects an increase of ENBREL® sales as a percentage of total product sales. ENBREL® has significantly higher manufacturing costs and royalty expense compared to our other products. Additionally, the manufacturing costs of the Rhode Island production facility, which began producing in December 2002, are greater than those of our contract manufacturer, BI Pharma.

Research and development
      R&D expenses are primarily comprised of salaries and benefits associated with R&D personnel, overhead and occupancy costs, clinical trial and related clinical manufacturing costs, contract services, and other outside costs. R&D expenses increased 23% for the year ended December 31, 2004, primarily driven by higher staff-related costs including the addition of R&D personnel from Tularik, and to a lesser extent, higher costs relating to clinical manufacturing and key clinical trials costs, including the commencement of large-scale phase 3 trials for AMG 162, Amgen’s investigational therapy for bone loss. In 2004, staff-related costs and clinical manufacturing and clinical trial costs increased approximately $233 million and $122 million, respectively. In 2005, we expect our R&D expenses to increase primarily due to higher clinical manufacturing and clinical trial costs to support our development efforts for AMG 162 and Aranesp® (TREAT) (see “Item 1. Business — Research and Development and Selected Product Candidates”).
      In 2003, R&D expenses increased 48% over the prior year, primarily due to higher outside R&D costs, principally licensing and milestone fees which include the Biovitrum AB up-front fee of $87 million, higher staff-related costs, and higher clinical manufacturing costs. In 2003, outside R&D costs, staff-related costs and clinical manufacturing costs increased approximately $252 million, $163 million, and $92 million, respectively.

Acquired in-process research and development
      IPR&D represents an estimate of the fair value of the various R&D projects and technologies in the acquired company’s pipeline that, as of the acquisition date, had not reached technological feasibility and had no alternative future use. In 2004 and 2002, we incurred charges of $554 million and $2,992 million, respectively, associated with writing off the fair value of IPR&D acquired in the Tularik and Immunex acquisitions, respectively (see Note 7, “Acquisitions” in the consolidated financial statements).

Selling, general and administrative
      Selling, general and administrative (“SG&A”) expenses are primarily comprised of salaries and benefits associated with sales and marketing, finance, legal, and other administrative personnel; outside marketing expenses; overhead and occupancy costs; and other general and administrative costs. SG&A increased 31% for the year ended December 31, 2004, primarily due to higher staff-related costs and higher outside marketing expenses, which reflects higher spending to support our products in competitive markets and sales growth. Outside marketing expenses include the Wyeth profit share related to ENBREL®, which has increased due to ENBREL® sales growth. In 2004, staff-related costs and outside marketing expenses increased approximately $255 million and $236 million, respectively. In 2005, we expect higher Wyeth profit share expense due to expected ENBREL® sales growth; however, we expect to see some leveraging of our 2004 SG&A spending during 2005. Additionally, SG&A expenses in the fourth quarter are expected to increase over the previous three quarters in a trend similar to that which has occurred in previous years.
      In 2003, SG&A expenses increased 35%, over the prior year primarily due to higher outside marketing expenses, which includes higher Wyeth profit share as a result of ENBREL® sales growth, and higher staff-related costs to support new products in competitive markets and sales growth. In 2003, outside marketing expenses, which include the Wyeth profit share, increased approximately $276 million and staff-related costs increased approximately $207 million.

Other items, net
      In 2003, other items, net consisted of a benefit for the recovery of costs and expenses associated with a legal award related to an arbitration proceeding with Johnson & Johnson of $74 million, partially offset by a charitable contribution to the Amgen Foundation of $50 million.
      In 2002, other items, net consisted of a benefit of $40 million related to the recovery of certain expenses accrued in the fourth quarter of 2001 related to terminating collaboration agreements with various third parties and a legal award associated with the product license arbitration with Johnson & Johnson of $151 million, partially offset by a charitable contribution to the Amgen Foundation of $50 million.
      See Note 12, “Other items, net”, to the consolidated financial statements for further discussion.

Income taxes
      Our effective tax rate was 30.4%, 28.8%, and (103.3%) for 2004, 2003, and 2002 respectively.
      Our effective tax rate for 2004 has increased primarily due to the write-off of non-deductible IPR&D costs of $554 million in connection with the acquisition of Tularik. This increase was partially offset by an increase in the amount of foreign earnings intended to be invested indefinitely outside the United States.

      Our negative effective tax rate for 2002 was due to the pre-tax loss resulting from the write-off of non-deductible IPR&D costs of $2,992 million in connection with the acquisition of Immunex. The 2003 effective tax rate was higher than the 2002 effective tax rate primarily due to Immunex IPR&D write-off in 2002 and the loss of the possession tax credit in 2003 partially offset by an increase in the amount of foreign earnings intended to be invested indefinitely outside the United States.
      During 2002, we restructured our Puerto Rico manufacturing operations using a controlled foreign corporation. As permitted in Accounting Principles Board Opinion (“APB”) No. 23, “Accounting for Income Taxes — Special Areas”, we do not provide U.S. income taxes on our controlled foreign corporations’ undistributed earnings that are intended to be invested indefinitely outside the United States.
      On October 22, 2004, the President of the United States signed the American Jobs Creation Act of 2004 (the “Jobs Act”), which provides a temporary incentive to repatriate undistributed foreign earnings. However, uncertainty remains as to how to interpret numerous provisions in the Jobs Act. As such, we are currently evaluating the repatriation provisions of the Jobs Act and our 2004 results of operations do not reflect any impact relating to such repatriation provisions.
      See Note 3, “Income taxes”, to the consolidated financial statements for further discussion.

Stock option expense
      In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (“SFAS”) No. 123R, “Share-Based Payment”. SFAS No. 123R will require us to account for our stock options using a fair-value-based method as described in such statement and recognize the resulting compensation expense in our financial statements. We currently account for our employee stock options using the intrinsic value method under APB No. 25, “Accounting for Stock Issued to Employees” and related Interpretations, which generally results in no employee stock option expense. We plan to adopt SFAS No. 123R using the modified-retrospective transition method on July 1, 2005 and do not plan to restate our financial statements for periods ending prior to January 1, 2005. We expect that our after tax expense for stock options for the full twelve months in 2005 will range between $170 million to $220 million, or $0.13 to $0.17 per share. The estimated after tax expense for 2005 is less than the corresponding pro forma expense amount for 2004 ($292 million, see Note 1, “Summary of significant accounting policies — Employee stock options” in the consolidated financial statements) principally due to a reduction in the estimated number of stock options to be granted in 2005 and a reduction in the estimated fair value of our stock options, which is primarily due to a lower estimated future volatility of our stock price, reflecting the consideration of implied volatility in our publicly traded equity instruments. However, the actual annual expense in 2005 is dependent on a number of factors including the number of stock options granted, our common stock price and related expected volatility, and other inputs utilized in estimating the fair value of the stock options at the time of grant. Accordingly, the adoption in 2005 of SFAS No. 123R will have a material impact on our results of operations.
Financial Condition, Liquidity and Capital Resources
      The following table summarizes selected financial data (amounts in millions):

	December 31,	December 31,
	2004	2003

Cash, cash equivalents, and marketable securities	$5,808	$5,123
Total assets	29,221	26,113
Current debt	1,173	—
Non-current debt	3,937	3,080
Stockholders’ equity	19,705	19,389
      We believe that existing funds, cash generated from operations, and existing sources of and access to financing are adequate to satisfy our working capital, capital expenditure and debt service requirements for the foreseeable future, as well as to support our stock repurchase programs. However, in order to provide for greater financial flexibility and liquidity, we may raise additional capital from time to time.

Cash, cash equivalents, and marketable securities
      Of the total cash, cash equivalents, and marketable securities at December 31, 2004, approximately $2.1 billion represents cash generated from operations in foreign tax jurisdictions and is intended for use outside the United States (see “Results of Operations — Income taxes”). If these funds are repatriated for use in our U.S. operations, additional taxes on certain of these amounts would be required to be paid. Based on our preliminary analysis to date, we are limited under the Jobs Act to repatriate up to $500 million in foreign profits to take advantage of the 85% dividends received deduction.
      The primary objectives for our marketable securities portfolio, which is primarily comprised of fixed income investments, is liquidity and safety of principal. Investments are made with the objective of achieving the highest rate of return, consistent with these two objectives. Our investment policy limits investments to certain types of instruments issued by institutions primarily with investment grade credit ratings and places restrictions on maturities and concentration by type and issuer.

Financing activities
      As of December 31, 2004, we had Convertible Notes (30-year, zero-coupon senior convertible notes) with an accreted value of $2.9 billion outstanding and having an aggregate face amount of $3.95 billion and yield to maturity of 1.125%. The original issue discount of $1.13 billion is being accreted to the balance of the Convertible Notes and recognized as interest expense over the life of the Convertible Notes using the effective interest method. The holders of the Convertible Notes may require us to purchase all or a portion of their notes on various dates, the earliest of which is March 1, 2005, at a price equal to the original issuance price plus the accrued original issue discount (“accreted value”) through the purchase dates. In such event, under the terms of the Convertible Notes, we have the right to pay the purchase price in cash and/or shares of common stock, which would be issued at the then current market price. On March 2, 2005, as a result of certain holders of the Convertible Notes exercising their March 1, 2005 put option, we repurchased $1,175 million, or approximately 40%, of the outstanding Convertible Notes at their then-accreted value for cash. Concurrently, we amended the terms of the Convertible Notes to add an additional put date in order to permit the remaining holders, at their option, to cause us to repurchase the Convertible Notes on March 1, 2006 at the then-accreted value. Accordingly, the portion of the Convertible Notes outstanding at December 31, 2004 not repurchased on March 2, 2005 was classified as long-term debt (see Note 4, “Financing arrangements — Convertible notes” to the consolidated financial statements). Our Convertible Notes are rated A2 by Moody’s and A+ by Standard & Poor’s.
      Holders of the Convertible Notes may convert each of their notes into 8.8601 shares of common stock of Amgen (the “conversion rate”) at any time on or before the maturity date. The conversion price per share as of any day will equal the original issuance price plus the accrued original issue discount to that day, divided by the conversion rate, or $83.22 per share as of December 31, 2004.
      In November 2004, we issued $1.0 billion aggregate principal amount of 4.00% senior notes due 2009 (the “2009 Notes”) and $1.0 billion aggregate principal amount of 4.85% senior notes due 2014 (the “2014 Notes”). The net proceeds of $1,989 million are intended to be used for purchases of shares under our stock repurchase program and for general corporate purposes, including capital expenditures and working capital.
      In July 2004, we established a $1.0 billion five-year unsecured revolving credit facility to be used for general corporate purposes, including commercial paper support. Additionally, we increased the size of our commercial paper authorization by $1.0 billion to $1.2 billion. No amounts were outstanding under the credit facility or commercial paper program as of December 31, 2004.
      We have a $1.0 billion shelf registration (the “$1 Billion Shelf”) which allows us to issue debt securities, common stock, and associated preferred share purchase rights, preferred stock, warrants to purchase debt securities, common stock or preferred stock, securities purchase contracts, securities purchase units and depositary shares. The $1 Billion Shelf was established to provide for further financial flexibility and the securities available for issuance may be offered from time to time with terms to be determined at the time of issuance. As of December 31, 2004, no securities had been issued under the $1 Billion Shelf.
      As of December 31, 2004, we had $200 million of long-term debt securities outstanding. These long-term debt securities consisted of: 1) $100 million of debt securities that bear interest at a fixed rate of 6.5% and mature in 2007 (the “2007 Notes”) under a $500 million debt shelf registration (the ‘$500 Million Shelf”), and 2) $100 million of debt securities that bear interest at a fixed rate of 8.1% and mature in 2097 (the “Century Notes”). Our outstanding long-term debt is rated A2 by Moody’s and A+ by Standard & Poor’s. Under the $500 Million Shelf, all of the remaining $400 million of debt securities available for issuance may be offered from time to time under our medium-term note program with terms to be determined at the time of issuance.
      Certain of our financing arrangements contain non-financial covenants and as of December 31, 2004, we are in compliance with all applicable covenants.

Cash flows
      The following table summarizes our cash flow activity for the years ended December 31, 2004, 2003, and 2002 (amounts in millions):

	2004	2003	2002

Net cash provided by operating activities	$3,697	$3,567	$2,249
Net cash used in investing activities	(1,399)	(3,210)	(2,864)
Net cash (used in) provided by financing activities	(1,609)	(1,372)	1,778

Operating
      Cash provided by operating activities has been and is expected to continue to be our primary recurring source of funds. The increase in cash provided by operating activities during the year ended December 31, 2004 resulted primarily from higher cash receipts from customers driven by the growth in product sales. This increase was partially offset primarily by the timing of cash payments relating to our tax liabilities (See consolidated statements of cash flows).

Investing
      Capital expenditures totaled $1,336 million in 2004 compared with $1,357 million in the prior year. Capital expenditures in 2004 primarily related to the Thousand Oaks site expansion, the new ENBREL® manufacturing plant in Rhode Island, and the Puerto Rico manufacturing expansion. Capital expenditures in 2003 primarily related to the new ENBREL® manufacturing plant in Rhode Island, the Puerto Rico manufacturing expansion, and the Seattle research center which was completed in January 2004.
      We currently estimate 2005 spending on capital projects and equipment to be consistent with 2004. The most significant of these expenditures are expected to relate to the new ENBREL® manufacturing plant in Rhode Island, the Puerto Rico manufacturing expansion, and the Thousand Oaks site expansion.

Financing
      In December 2003, the Board of Directors (the “Board”) authorized us to repurchase up to $5.0 billion of common stock. Additionally, in December 2004, the Board authorized us to repurchase up to an additional $5.0 billion of common stock. As of December 31, 2004, $5,969 million was available for stock repurchases. The amount we spend and the number of shares repurchased varies based on a variety of factors including the stock price and blackout periods in which we are restricted from repurchasing shares. Repurchases under our stock repurchase programs reflect, in part, our confidence in the long-term value of Amgen common stock. A summary of our repurchase activity for the years ended December 31, 2004 and 2003 is as follows (amounts in millions):

	2004		2003

	Shares	Dollars	Shares	Dollars

First quarter	10	$650	8	$451
Second quarter	17	1,000	7	449
Third quarter	24	1,398	5	324
Fourth quarter	18	1,024	10	577

Total	69	$4,072	30	$1,801

      See “Part II — Item 5 Market for Registrants Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities — Item 5(c). Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities” for additional information regarding our stock repurchase programs.
      In November 2004, we issued $1.0 billion aggregate principal amount of 4.00% senior notes due 2009 (the “2009 Notes”) and $1.0 billion aggregate principal amount of 4.85% senior notes due 2014 (the “2014 Notes”). The net proceeds of $1,989 million are intended to be used for purchases of shares under our stock repurchase program and for general corporate purposes, including capital expenditures and working capital.
      We receive cash from the exercise of employee stock options and proceeds from the sale of stock pursuant to the employee stock purchase plan. Employee stock option exercises and proceeds from the sale of stock by us pursuant to the employee stock purchase plans provided $453 million and $529 million of cash during the years ended December 31, 2004 and 2003, respectively. Proceeds from the exercise of employee stock options will vary from period to period based upon, among other factors, fluctuations in the market value of our stock relative to the exercise price of such options.
Off-Balance Sheet Arrangements
      We do not have any off-balance sheet arrangements that are currently material or reasonably likely to be material to our financial position or results of operations.
Contractual Obligations
      Contractual obligations represent future cash commitments and liabilities under agreements with third parties, and exclude contingent liabilities for which we cannot reasonably predict future payment. Accordingly, the table below excludes contractual obligations relating to milestone and royalty payments due to third parties contingent upon certain future events. Such events could include, but are not limited to, development milestones, regulatory approvals and product sales. Additionally, the expected timing of payment of the obligations presented below is estimated based on current information. Timing of payments and actual amounts paid may be different depending on the timing of receipt of goods or services or changes to agreed-upon terms or amounts for some obligations.
      The following chart represents our contractual obligations as of December 31, 2004, aggregated by type (in millions):

	Payments Due by Period

		Less Than		1-3		3-5	More Than
Contractual Obligations	Total	1 Year		Years		Years	5 Years

Long-term debt obligations(1)	$6,584	$1,278	(2)	$2,068	(2)	$1,190	$2,048
Operating lease obligations	656	81		131		96	348
Purchase obligations(3)	2,291	1,087		525		298	381

Total contractual obligations	$9,531	$2,446		$2,724		$1,584	$2,777

(1)	The long-term obligation amounts in the above table differ from the related carrying amounts on the Consolidated Balance Sheet as of December 31, 2004 due to the accretion of the original issue discount on the Convertible Notes and the inclusion of future interest payments. Future interest payments are included on the 2007 Notes, the 2009 Notes, the 2014 Notes, and the Century Notes at fixed rates of 6.5%, 4.00%, 4.85%, and 8.1%, respectively, through maturity in 2007, 2009, 2014, and 2097, respectively.

(2)	Holders of the Convertible Notes may require us to purchase all or a portion of the notes on specific dates as early as March 1, 2005 at the original issuance price plus accrued original issue discount (“accreted value”) through the purchase dates. On March 2, 2005, as a result of certain holders of the Convertible Notes exercising their March 1, 2005 put option, we repurchased $1,175 million, or approximately 40%, of the outstanding Convertible Notes at their then-accreted value for cash. Concurrently, we amended the terms of the Convertible Notes to add an additional put date in order to permit the remaining holders, at their option, to cause us to repurchase the Convertible Notes on March 1, 2006 at the then-accreted value. The amounts above reflect the Convertible Notes’ accreted value repurchased on March 1, 2005 and the remaining Convertible Notes’ accreted value on March 1, 2006, the next put date. In the event we are required to repurchase the remaining Convertible Notes, we may choose to pay the purchase price in cash and/or shares of common stock, which would be issued at the then current market price. See Note 4, “Financing arrangements” to the consolidated financial statements for further discussion of the terms of the Convertible Notes.

(3)	Purchase obligations primarily relate to (1) our long-term supply agreement with BI Pharma for the manufacture of commercial quantities of ENBREL®, which are based on firm commitments for the purchase of production capacity for ENBREL® and reflect certain estimates such as production run success rates and bulk drug yields achieved; (2) R&D commitments (including those related to clinical trials) for new and existing products; (3) capital expenditures which primarily relate to the Thousand Oaks site expansion, the new Rhode Island manufacturing plant, and the Puerto Rico manufacturing expansion; and (4) open purchase orders for the acquisition of goods and services in the ordinary course of business. Our obligation to pay certain of these amounts may be reduced based on certain future events.

Summary of Critical Accounting Policies
      The preparation of our consolidated financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the notes to the financial statements. Some of those judgments can be subjective and complex, and therefore, actual results could differ materially from those estimates under different assumptions or conditions.

Product sales, sales incentives and returns
      Sales of our products other than EPOGEN® (see “EPOGEN® revenue recognition” below) are recognized when shipped and title and risk of loss have passed. This typically occurs at the time products are shipped to the customer, generally a wholesale distributor.
      In the United States, we utilize these wholesalers as the principal means of distributing our products to healthcare providers such as clinics, hospitals, and pharmacies. Products we sell outside the United States are principally distributed to hospitals and/or wholesalers depending upon the distribution practice in each country for which the product has been launched. We monitor the inventory levels of our products at our wholesale distributors using third-party data, and we believe that wholesaler inventories have been maintained at appropriate levels (generally two to three weeks) given end-user demand. Accordingly, historical fluctuations in wholesaler inventory levels have not significantly impacted our method of estimating sales incentives and returns.
      Accruals for estimated rebates (including Medicaid), wholesaler chargebacks, discounts, and other incentives (collectively “sales incentives”) are recorded in the same period that the related sales are recorded and are recognized as a reduction in product sales. Sales incentive accruals are based on reasonable estimates of the amounts earned or to be claimed on the related sales. These estimates take into consideration current contractual and statutory requirements, specific known market events and trends, internal and external historical data, and forecasted customer buying patterns. Sales incentives are product-specific and, therefore, for any given year, can be impacted by the mix of products sold.
      Reductions in product sales relating to sales incentives are comprised of the following (amounts in millions):

	2004	2003

Rebates	$1,033	$520
Wholesaler chargebacks	1,069	553
Discounts and other incentives	490	286

Total sales incentives	$2,592	$1,359

      Rebates earned by healthcare providers such as clinics, hospitals and pharmacies in the United States are the sales incentives that are most difficult to estimate. These rebates are performance-based offers that are primarily based on attaining contractually specified sales volumes and growth. As a result, the calculation of the accrual for these rebates is complicated by the need to estimate customer buying patterns and the resulting applicable contractual rebate rate(s) to be earned over a contractual period. These rebates totaled $1,033 million in 2004 and $520 million in 2003. We believe that the methodology we use to accrue for rebates is reasonable and appropriate given current facts and circumstances. However, actual results may differ. For example, a 5 percent change in the revenue reduction attributable to rebates recognized in 2004 would have had an approximate $50 million effect on our reported product sales in 2004.
      Wholesaler chargebacks are another type of arrangement included in “sales incentives” that relates to our contractual agreements to sell products to healthcare providers in the United States at fixed prices that are lower than the list prices we charge wholesalers. When the healthcare providers purchase our products through wholesalers at these reduced prices, the wholesaler charges us for the difference between the prices they pay us and the prices they sold the products to the healthcare providers. These chargebacks from wholesalers totaled $1,069 million in 2004 and $553 million in 2003. Accruals for wholesaler chargebacks are less difficult to estimate than rebates and closely approximate actual results since chargeback amounts are fixed at the date of purchase by the healthcare provider and we settle these deductions generally within a few weeks of incurring the liability.
      Amounts accrued for sales incentives are adjusted when trends or significant events indicate that adjustment is appropriate. Accruals are also adjusted to reflect actual results. However, such adjustments to date have not been material to our results of operations or financial position. The following table summarizes amounts recorded in accrued liabilities regarding sales incentives (amounts in millions):

	Balance at	Amounts		Balance at
	Beginning	Charged Against		End of
	of Period	Product Sales*	Payments	Period

Year ended December 31, 2004	$358	$2,592	$2,361	$589
Year ended December 31, 2003	$212	$1,359	$1,213	$358

*	Includes immaterial amounts related to prior year product sales based on changes in estimates. Such amounts represented less than 1% of amounts charged against product sales for both 2004 and 2003.
      Accruals for estimated sales returns are recorded in the same period that the related product sales are recorded and are recognized as reductions in product sales. Returns are estimated through comparison of historical return data to their related sales on a production lot basis. Historical rates of return are determined for each product and are adjusted for known or expected changes in the marketplace specific to each product when appropriate. Historically, sales returns have been insignificant, amounting to approximately 1% of gross product sales.

EPOGEN® revenue recognition
      We have the exclusive right to sell Epoetin alfa for dialysis, certain diagnostics, and all non-human, non-research uses in the United States. We granted to Johnson & Johnson a license relating to Epoetin alfa for sales in the United States for all human uses except dialysis and diagnostics. Pursuant to this license, Amgen and Johnson & Johnson are required to compensate each other for Epoetin alfa sales that either party makes into the other party’s exclusive market, sometimes referred to as “spillover”. Accordingly, we do not recognize product sales we make into the exclusive market of Johnson & Johnson and do recognize the product sales made by Johnson & Johnson into our exclusive market. Sales in our exclusive market are derived from our sales to our customers, as adjusted for spillover. We are employing an arbitrated audit methodology to measure each party’s spillover based on independent third-party data on shipments to end users and their estimated usage. Data on end user usage is derived in part using market sampling techniques, and accordingly, the results of such sampling can produce variability in the amount of recognized spillover. We initially recognize spillover based on estimates of shipments to end users and their usage, utilizing historical third-party data and subsequently adjust such amounts based on revised third-party data as received. Differences between initial estimates of spillover and amounts based on revised third-party data could produce materially different amounts for recognized EPOGEN® sales. However, such differences to date have not been material.

Deferred income taxes
      Our effective tax rate reflects the impact of undistributed foreign earnings for which no U.S. taxes have been provided because such earnings are intended to be invested indefinitely outside the United States based on our projected cash flow, working capital, and long-term investment requirements of our U.S. and foreign operations. If future events, including material changes in estimates of cash, working capital, and long-term investment requirements necessitate that certain assets associated with these earnings be repatriated to the United States, an additional tax provision and related liability would be required which could materially impact our future effective tax rate. The Jobs Act provides a temporary incentive to repatriate undistributed foreign earnings. However, we are currently evaluating the repatriation provisions of the Jobs Act, as there is uncertainty as to how to interpret many of its provisions.

Contingencies
      In the ordinary course of business, we are involved in various types of legal proceedings such as intellectual property disputes, contractual disputes, tax claims, and governmental investigations. Certain of these proceedings are discussed in “Item 3. Legal Proceedings”. We record accruals for such contingencies to the extent we conclude their occurrence is both probable and estimable. We consider all relevant factors when making assessments regarding these contingencies.
      Our income tax returns are routinely audited by the Internal Revenue Service and various state and foreign tax authorities. Significant disputes may arise with these tax authorities involving issues of the timing and amount of deductions and allocations of income among various tax jurisdictions because of differing interpretations of tax laws and regulations. We periodically evaluate our exposures associated with tax filing positions. While we believe our positions comply with applicable laws, we record liabilities based upon estimates of the ultimate outcomes of these matters.
      While it is not possible to predict accurately or determine the eventual outcome of these matters, we do not believe any such items currently pending will have a material adverse effect on our annual consolidated financial statements, although an adverse resolution in any quarterly reporting period of one or more of these items could have a material impact on the results of operations for that period.

Tularik purchase price allocation
      The purchase price for Tularik was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. An independent third-party valuation firm was engaged to assist in determining the fair values of various research and development projects and technologies in Turlarik’s pipeline that, as of the acquisition date, had not reached technological feasibility and had no alternative future use. This valuation required the use of significant estimates and assumptions including but not limited to:

•	determining the timing and expected costs to complete the in-process projects,

•	projecting regulatory approvals,

•	estimating future cash flows from product sales resulting from completed products and in-process projects,

•	and developing appropriate discount rates and probability rates by project.
      We believe the fair values assigned to the assets acquired and liabilities assumed are based upon reasonable assumptions given current available facts and circumstances. However, certain estimates for the purchase price allocation may change due to unanticipated events and as subsequent information becomes available.
Factors That May Affect Amgen
      The following items are representative of the risks, uncertainties, and assumptions that could affect the outcome of the forward looking statements.

Our sales depend on payment and reimbursement from third-party payers, and, to the extent that reimbursement for our products is reduced, this could negatively impact the utilization of our products.
      In both domestic and foreign markets, sales of our products are dependent, in part, on the availability of reimbursement from third-party payers such as state and federal governments, under programs such as Medicare and Medicaid in the United States, and private insurance plans. In certain foreign markets, the pricing and profitability of our products generally are subject to government controls. In the United States, there have been, there are, and we expect there will continue to be, a number of state and federal laws and/or regulations, or in some cases draft legislation or regulations that could limit the amount that state or federal governments will pay to reimburse the cost of pharmaceutical and biologic products. For example, the Medicare Prescription Drug, Improvement and Modernization Act (or the Medicare Modernization Act (MMA)) was enacted into law in December 2003. In addition, we believe that private insurers, such as managed care organizations, may adopt their own reimbursement reductions in response to legislation or regulations, including, without limitation, the MMA. However, we believe that private payers ability to fully implement reimbursement mechanisms in alignment with government legislation or regulations is limited. For example, we are aware of a few private payers who have adopted an average sales price methodology similar in structure to that of the MMA. However, the reimbursement rates based on such methodology are substantially greater than those under the current MMA reimbursement rates. We expect that, beginning in 2005, reimbursement changes resulting from the MMA are likely, to a degree, to negatively affect product sales of some of our marketed products. The main components of the MMA that affect our currently marketed products are as follows:

•	Through 2004 the Average Wholesale Price (AWP) mechanism was the basis of Medicare Part B payment for covered outpatient drugs and biologics. Effective January 1, 2005, in the physician clinic market segment, Aranesp®, Neulasta® and NEUPOGEN® will be reimbursed under a new Medicare Part B system that reimburses each product at 106% of its “average sales price” (“ASP”) (sometimes referred to as “ASP+6%”). On November 3, 2004, The Centers for Medicare and Medicaid Services (“CMS”) released final rules for revisions to payment policies under the physician fee schedule for 2005. CMS then calculated each of Amgen’s product’s ASPs based on data submissions from us. ASPs will remain in effect for one quarter and will be updated quarterly thereafter. The 2005 reimbursement rates for Aranesp®, Neulasta®, and NEUPOGEN®(calculated at 106% of the ASPs and initially based on third quarter 2004 company data), are lower than our 2004 reimbursement rates as the ASP methodology incorporates sales incentives offered to healthcare providers. Per the MMA, effective January 1, 2006, physicians in this market segment will have the choice under the “competitive acquisition program” (CAP) between purchasing and billing for drugs under the ASP+6% system or obtaining drugs from vendors selected by CMS via a competitive bidding process.

•	The Medicare hospital outpatient prospective payment system (OPPS), which determines payment rates for specified covered outpatient drugs and biologics in the hospital outpatient setting, will continue to utilize AWP as the basis for reimbursement in 2005. On November 3, 2004, CMS issued a final rule for the reimbursement of Aranesp® in 2005. Under this final rule, as in 2003 and 2004, CMS continued the application of an “equitable adjustment” such that the Aranesp® reimbursement rate for 2005 is based on the AWP of PROCRIT®. For 2005 the reimbursement rate for Aranesp® is 83% of the AWP for PROCRIT®, down from 88% of the AWP for PROCRIT® in 2004, with a dose conversion ratio of 330 U PROCRIT® to 1 mcg Aranesp®, the same ratio as 2004. Effective January 1, 2006, the OPPS system will change from an AWP based reimbursement system to a system based on “average acquisition cost”. This change will affect Aranesp®, Neulasta® and NEUPOGEN® when administered in the hospital outpatient setting. Although we do not know how CMS will define the OPPS average acquisition cost, it is possible that CMS could link acquisition cost to ASP, which could lower the reimbursement rate.

•	Pursuant to final rules issued by CMS on November 3, 2004, Medicare reimbursement for EPOGEN® used in the dialysis setting for calendar year 2005 has been changed from the previous rate of $10 per 1,000 Units to $9.76 per 1,000 Units, a rate based upon an average acquisition cost for 2003 determined by the Office of the Inspector General (OIG) and adjusted for price inflation based on the Producer Price Index for pharmaceutical products. Pursuant to the CMS final rules, the difference between the

2004 reimbursement rates for all drugs separately billed outside the dialysis composite rate (including EPOGEN®) and the 2005 reimbursement rates for such drugs will be added to the composite rate that dialysis providers receive for dialysis treatment. Again in 2006, the EPOGEN® rate may change, as the MMA provided for discretion in either continuing to pay for these separately reimbursed dialysis drugs at acquisition cost, or switching to an ASP based system. The payment rate for dialysis drugs not studied by the OIG, including Aranesp®, will be ASP+6%.

      We believe these changes driven by the MMA are lowering the 2005 reimbursement rate for all areas in which CMS provides reimbursement for EPOGEN®, Aranesp®, Neulasta® and NEUPOGEN®. However, because we cannot predict the impact of any such changes on how, or under what circumstances, healthcare providers will prescribe or administer our products, as of the date of this filing, we cannot predict the full impact of the MMA on our business; however, it is likely to be, to a degree, negative.
      In addition, on July 8, 2004, CMS released a proposed revision to the Hematocrit Measurement Audit Program Memorandum (HMA-PM), a Medicare payment review mechanism used by CMS to audit EPOGEN® utilization and appropriate hematocrit outcomes of dialysis patients. As of the date of this filing, the comment period for the proposed revision has expired and no final program memorandum has been issued. The proposed policy would not permit reimbursement for EPOGEN® in the following circumstances without medical justification: EPOGEN® doses greater than 40,000 Units per month in a patient with a hemoglobin greater than 13 grams per deciliter or doses greater than 20,000 Units per month in a patient with hemoglobin greater than 14 grams per deciliter. If the proposed revision, which has not yet been finalized, is adopted as the final form, it could result in a reduction in utilization of EPOGEN®. Although the proposed revision was scheduled to go into effect as early as January 1, 2005, it is unclear as to when it may be implemented. Amgen and the dialysis community have provided public comment based on data analysis suggesting that revision to the proposed policy is unwarranted. Given the importance of EPOGEN® utilization for maintaining the quality of care for dialysis patients, the precise impact of such a change on provider utilization remains unclear.
      If, and when, reimbursement rates or availability for our marketed products changes adversely or if we fail to obtain adequate reimbursement for our current or future products, health care providers may limit how much or under what circumstances they will prescribe or administer them, which could reduce the use of our products or cause us to reduce the price of our products. This could result in lower product sales or revenues, which could have a material adverse effect on us and our results of operations. For example, in the United States the use of EPOGEN® in connection with treatment for end-stage renal disease is funded primarily by the U.S. federal government. In early 1997, CMS, formerly known as Healthcare Financing Administration (HCFA), instituted a reimbursement change for EPOGEN®, which materially and adversely affected our EPOGEN® sales until the policies were revised. Also, we believe the increasing emphasis on cost-containment initiatives in the United States has and will continue to put pressure on the price and usage of our products, which may adversely impact product sales. Further, when a new therapeutic product is approved, the governmental and/or private coverage and reimbursement for that product is uncertain. We cannot predict the availability or amount of reimbursement for our approved products or product candidates, including those at a late stage of development, and current reimbursement policies for marketed products may change at any time. Sales of all our products are and will be affected by government and private payer reimbursement policies. Reduction in reimbursement for our products could have a material adverse effect on our results of operations.

Our current products and products in development cannot be sold if we do not maintain regulatory approval.
      We and certain of our licensors and partners conduct research, preclinical testing, and clinical trials for our product candidates. In addition, we manufacture and contract manufacture and certain of our licensors and partners manufacture our product candidates. We also manufacture and contract manufacture, price, sell, distribute, and market or co-market our products for their approved indications. These activities are subject to extensive regulation by numerous state and federal governmental authorities in the United States, such as the FDA and CMS, as well as in foreign countries, including Europe. Currently, we are required in the United States and in foreign countries to obtain approval from those countries’ regulatory authorities before we can manufacture (or have our third-party manufacturers produce product), market and sell our products in those countries. In our experience, obtaining regulatory approval is costly and takes many years, and after it is obtained, it remains costly to maintain. The FDA and other U.S. and foreign regulatory agencies have substantial authority to terminate clinical trials, require additional testing, delay or withhold registration and marketing approval, require changes in labeling of our products, and mandate product withdrawals. Substantially all of our marketed products are currently approved in the United States and most are approved in Europe and in other foreign countries for specific uses. However, later discovery of unknown problems with our products could result in restrictions on the sale or use of such products, including potential withdrawal of the product from the market. If new medical data suggests an unacceptable safety risk or previously unidentified side-affects, we may voluntarily withdraw, or regulatory authorities may mandate the withdrawal of such product from the market for some period or permanently. We currently manufacture and market all our approved principal products, and we plan to manufacture and market many of our potential products. See “— We may be required to perform additional clinical trials or change the labeling of our products if we or others identify side effects after our products are on the market.” Even though we have obtained regulatory approval for our marketed products, these products and our manufacturing processes are subject to continued review by the FDA and other regulatory authorities. In addition, ENBREL® is manufactured both by us at our Rhode Island manufacturing facility and by third-party contract manufacturers, Boehringer Ingelheim Pharma KG (“BI Pharma”) and Genentech, Inc. (“Genentech”). Fill and finish of bulk product produced both at our Rhode Island manufacturing facility and at Genentech is done by us and third-party service providers. BI Pharma, Genentech, and these third-party service providers are also subject to FDA regulatory authority. (See “— Limits on supply for ENBREL® may constrain ENBREL® sales.”) In addition, later discovery of unknown problems with our products or manufacturing processes or those of our contract manufacturers or third-party service providers could result in restrictions on the sale, manufacture, or use of such products, including potential withdrawal of the products from the market. If regulatory authorities determine that we or our contract manufacturers or third-party service providers have violated regulations or if they restrict, suspend, or revoke our prior approvals, they could prohibit us from manufacturing or selling our marketed products until we or our contract manufacturers or third-party service providers comply, or indefinitely. In addition, if regulatory authorities determine that we or our licenser or partner conducting research and development activities on our behalf have not complied with regulations in the research and development of a product candidate, then they may not approve the product candidate and we will not be able to market and sell it. If we were unable to market and sell our products or product candidates, our business and results of operations would be materially and adversely affected.

If our intellectual property positions are challenged, invalidated, circumvented or expire, or if we fail to prevail in present and future intellectual property litigation, our business could be adversely affected.
      The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and often involve complex legal, scientific, and factual questions. To date, there has emerged no consistent policy regarding breadth of claims allowed in such companies’ patents. Third parties may challenge, invalidate, or circumvent our patents and patent applications relating to our products, product candidates, and technologies. In addition, our patent positions might not protect us against competitors with similar products or technologies because competing products or technologies may not infringe our patents. For certain of our product candidates, there are third parties who have patents or pending patents that they may claim prevent us from commercializing these product candidates in certain territories. Patent disputes are frequent, costly, and can preclude or delay commercialization of products. We are currently, and in the future may be, involved in patent litigation. For example, we are involved in an ongoing patent infringement lawsuit against Transkaryotic Therapies, Inc. (“TKT”) and Aventis with respect to our erythropoietin patents. If we lose or settle this or other litigations at certain stages or entirely, we could be: subject to competition and/or significant liabilities; required to enter into third-party licenses for the infringed product or technology; or required to cease using the technology or product in dispute. In addition, we cannot guarantee that such licenses will be available on terms acceptable to us, or at all.
      Our success depends in part on our ability to obtain and defend patent rights and other intellectual property rights that are important to the commercialization of our products and product candidates. We have filed applications for a number of patents and have been granted patents or obtained rights relating to erythropoietin, natural and recombinant G-CSF, darbepoetin alfa, pegfilgrastim, etanercept, and our other products and potential products. We market our erythropoietin, recombinant G-CSF, darbepoetin alfa, pegfilgrastim, and etanercept products as EPOGEN®, NEUPOGEN®, Aranesp®, Neulasta®, and ENBREL®, respectively. For additional information on our material patents see “Patents and Trademarks” in “Item 1. Business.”
      We also have been granted or obtained rights to patents in Europe relating to: erythropoietin; G-CSF; pegfilgrastim (pegylated G-CSF); etanercept; two relating to darbepoetin alfa; and hyperglycosylated erythropoietic proteins. Our European patent relating to erythropoietin expired on December 12, 2004 and our European patent relating to G-CSF expires on August 22, 2006. We believe that after the expiration of each of these patents, other companies could receive approval for and market follow-on or biosimilar products to each of these products in Europe; presenting additional competition to our products. (See “Our marketed products face substantial competition and other companies may discover, develop, acquire or commercialize products before or more successfully than we do.”) While we do not market erythropoietin in Europe as this right belongs to Johnson & Johnson (through KA), we do market Aranesp® in the EU, which competes with Johnson & Johnson’s and others’ erythropoietin products. We believe that the EU is currently in the process of developing regulatory requirements related to the development and approval of new competitive products. Until such requirements are finalized, we cannot predict when follow-on or biosimilar products could appear on the market in the EU or to what extent such additional competition would impact future Aranesp® and NEUPOGEN®/ Neulasta® sales in the EU. However, based on the process and timing outlined by the EMEA, we believe product specific guidelines are not likely to be finalized until 2006.

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
      We currently produce a substantial portion of annual ENBREL®supply at our Rhode Island manufacturing facility. However, we also depend on third parties for a significant portion of our ENBREL® supply as well as for the fill and finish of ENBREL® that we manufacture. BI Pharma is our primary third-party manufacturer of ENBREL® bulk drug; accordingly, our U.S. and Canadian supply of ENBREL® is currently significantly dependent on BI Pharma’s production schedule for ENBREL®. We would be unable to produce ENBREL® in sufficient quantities to substantially offset shortages in BI Pharma’s scheduled production if BI Pharma or other third-party manufacturers used for the fill and finish of ENBREL® bulk drug were to cease or interrupt production or services or otherwise fail to supply materials, products, or services to us for any reason, including due to labor shortages or disputes, due to regulatory requirements or action, or due to contamination of product lots or product recalls. This in turn could materially reduce our ability to satisfy demand for ENBREL®, which could materially and adversely affect our operating results. Factors that will affect our actual supply of ENBREL® at any time include, without limitation, the following:

•	BI Pharma does not produce ENBREL® continuously; rather, it produces the bulk drug substance through a series of periodic campaigns throughout the year. Our Rhode Island manufacturing facility is currently dedicated to ENBREL® production. The amount of commercial inventory available to us at any time depends on a variety of factors, including the timing and actual number of BI Pharma’s production runs, the actual number of runs at our Rhode Island manufacturing facility, and, for either the Rhode Island or BI Pharma facilities, the level of production yields and success rates, the timing and outcome of product quality testing, and the amount of filling and packaging capacity.

•	BI Pharma schedules the vialing production runs for ENBREL® in advance, based on the expected timing and yield of bulk drug production runs. Therefore, if BI Pharma realizes production yields beyond expected levels, or provides additional manufacturing capacity for ENBREL®, it may not have sufficient vialing capacity for all of the ENBREL® bulk drug that it produces. As a result, even if we are able to increase our supply of ENBREL® bulk drug, BI Pharma may not be able to fill and finish the extra bulk drug in time to prevent any supply interruptions.
      We are dependent on third parties for some fill and finish and packaging of ENBREL® bulk drug substance manufactured at our Rhode Island facility. If third-party fill and finish and packaging manufacturers are unable to provide sufficient capacity or otherwise unable to provide services to us, then supply of ENBREL® could be adversely affected.
      Our current plan to increase U.S. and Canadian supply of ENBREL® includes completion of an additional large-scale cell culture commercial manufacturing facility adjacent to the current Rhode Island manufacturing facility. We expect to submit this facility for FDA approval in 2005. Additionally, we have entered into a manufacturing agreement with Genentech to produce ENBREL® at Genentech’s manufacturing facility in South San Francisco, California and the FDA approved this facility for ENBREL® production in October 2004. Under the terms of the agreement, Genentech is expected to produce ENBREL® through 2005, with an extension through 2006 by mutual agreement. ENBREL® bulk drug substance produced at the Genentech facility will be produced in campaigns similar to those conducted at BI Pharma. Consequently, supply from the Genentech facility is expected to also be dependent on the timing and number of production runs in addition to the other manufacturing, filling, and packaging risk discussed above. In addition, Wyeth is constructing a new manufacturing facility in Ireland, which is expected to increase the U.S. and Canadian supply of ENBREL®. If the additional ENBREL® manufacturing capacity at the Rhode Island site, or in Ireland are not completed on time, or if these manufacturing facilities do not receive FDA or the European Agency for the Evaluation of Medical Products (EMEA) approval before we encounter supply constraints, our ENBREL® sales would be restricted, which could have a material adverse effect on our results of operations. (See “— Limits on supply for ENBREL® may constrain ENBREL® sales.”) If these third-party manufacturing facilities are completed and approved by the various regulatory authorities, our costs of acquiring bulk drug may fluctuate.

We formulate, fill and finish substantially all our products at our Puerto Rico manufacturing facility; if significant natural disasters or production failures occur at this facility, we may not be able to supply these products.
      We currently perform all of the formulation, fill and finish for EPOGEN®, Aranesp®, NEUPOGEN® and Neulasta® and some formulation, fill and finish operations for ENBREL® at our manufacturing facility in Juncos, Puerto Rico. Our global supply of these products is dependent on the uninterrupted and efficient operation of this facility. Power failures, the breakdown, failure or substandard performance of equipment, the improper installation or operation of equipment, natural or other disasters, including hurricanes, or failures to comply with regulatory requirements, including those of the FDA, among others, could adversely affect our formulation, fill and finish operations. As a result, we may be unable to supply these products, which could adversely and materially affect our product sales. Although we have obtained limited insurance to protect against business interruption loss, there can be no assurance that such coverage will be adequate or that such coverage will continue to remain available on acceptable terms, if at all. The extent of the coverage of our insurance could limit our ability to mitigate for lost sales and could result in such losses materially and adversely affecting our operating results.

Our marketed products face substantial competition and other companies may discover, develop, acquire or commercialize products before or more successfully than we do.
      We operate in a highly competitive environment. Our products compete with other products or treatments for diseases for which our products may be indicated. For example, ENBREL® competes in certain circumstances with rheumatoid arthritis products marketed by Biogen IDEC Inc., Centocor, Inc., Johnson & Johnson, Abbott, Genentech, Pfizer, Novartis, and Sanofi-Aventis, as well as the generic drug methotrexate, and may face competition from other potential therapies being developed. Additionally, Aranesp® competes with Johnson & Johnson in the United States and the EU. Further, if our currently marketed products are approved for new uses, or if we sell new products, we may face new, additional competition that we do not face today. Additionally, some of our competitors, including biotechnology and pharmaceutical companies, market products or are actively engaged in research and development in areas where we have products or where we are developing product candidates or new indications for existing products. In the future, we expect that our products will compete with new drugs currently in development, drugs approved for other indications that may be approved for the same indications as those of our products, and off-label use of drugs approved for other indications. Our European patent relating to erythropoietin expired on December 12, 2004 and our European patent relating to G-CSF expires on August 22, 2006. We believe that after the expiration of each of these patents, other companies could receive approval for and market follow-on or biosimilar products to each of these products in Europe; presenting additional competition to our products. While we do not market erythropoietin in Europe as this right belongs to Johnson & Johnson (through KA), we do market Aranesp® in the EU, which competes with Johnson & Johnson’s and others’ erythropoietin products. We believe that the EU is currently in the process of developing regulatory requirements related to the development and approval of follow-on or biosimilar products. Until such requirements are finalized, we cannot predict when follow-on or biosimilar products could appear on the market in the EU or to what extent such additional competition would impact future Aranesp® and NEUPOGEN®/ Neulasta® sales in the EU. However, based on the process and timing outlined by the EMEA, we believe product specific guidelines are not likely to be finalized until 2006. Our products may compete against products that have lower prices, superior performance, are easier to administer, or that are otherwise competitive with our products. Our inability to compete effectively could adversely affect product sales.
      Large pharmaceutical corporations may have greater clinical, research, regulatory, manufacturing, marketing, financial experience and human resources than we do. In addition, some of our competitors may have technical or competitive advantages over us for the development of technologies and processes. These resources may make it difficult for us to compete with them to successfully discover, develop, and market new products and for our current products to compete with new products or new product indications that these competitors may bring to market. Business combinations among our competitors may also increase competition and the resources available to our competitors.

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
      Also, certain of the raw materials required in the commercial manufacturing and the formulation of our products are derived from biological sources, including mammalian tissues, bovine serum and human serum albumin, or HSA. We are investigating alternatives to certain biological sources. Raw materials may be subject to contamination and/or recall. Also, some countries in which we market our products may restrict the use of certain biologically derived substances in the manufacture of drugs. A material shortage, contamination, recall, and/or restriction of the use of certain biologically derived substances in the manufacture of our products could adversely impact or disrupt our commercial manufacturing of our products or could result in a mandated withdrawal of our products from the market. This too, in turn, could adversely affect our ability to satisfy demand for our products, which could materially and adversely affect our operating results.

Our product development efforts may not result in commercial products.
      We intend to continue an aggressive research and development program. Successful product development in the biotechnology industry is highly uncertain, and very few research and development projects produce a commercial product. Product candidates that appear promising in the early phases of development, such as in early human clinical trials, may fail to reach the market for a number of reasons, such as:

•	the product candidate did not demonstrate acceptable clinical trial results even though it demonstrated positive preclinical trial results

•	the product candidate was not effective in treating a specified condition or illness

•	the product candidate had harmful side effects in humans or animals

•	the necessary regulatory bodies, such as the FDA, did not approve our product candidate for an intended use

•	the product candidate was not economical for us to manufacture and commercialize

•	other companies or people have or may have proprietary rights to our product candidate, such as patent rights, and will not let us sell it on reasonable terms, or at all

•	the product candidate is not cost effective in light of existing therapeutics

•	certain of our licensors or partners may fail to effectively conduct clinical development or clinical manufacturing activities
      Several of our product candidates have failed or been discontinued at various stages in the product development process, including, but not limited to, Brain Derived Neurotrophic Factor (“BDNF”), Megakaryocyte Growth and Development Factor (“MGDF”), and Glial Cell Lined-Derived Neurotrophic Factor (“GDNF”). For example, in 1997, we announced the failure of BDNF for the treatment of amyotrophic lateral sclerosis, or Lou Gehrig’s Disease, because the product candidate, when administered by injection, did not produce acceptable clinical results for a specific use after a phase 3 trial, even though BDNF had progressed successfully through preclinical and earlier clinical trials. In addition, in 1998, we discontinued development of MGDF, a novel platelet growth factor, at the phase 3 trial stage after several people in platelet donation trials developed low platelet counts and neutralizing antibodies. Also, in June 2004, we announced that the phase 2 study of GDNF for the treatment of advanced Parkinson’s disease did not meet the primary study endpoint upon completion of six months of the double-blind treatment phase of the study even though a small phase 1 pilot investigator initiated open label study over a three year period appeared to result in improvements for advanced Parkinson’s disease patients. Subsequently, in the fall of 2004 we discontinued clinical development of GDNF in patients with advanced Parkinson’s disease after several patients in the phase 2 study developed neutralizing antibodies and new preclinical data showed that GDNF caused irreversible damage to the area of the brain critical to movement control and coordination. On February 11, 2005, we confirmed our previous decision to halt clinical trials and, as a part of that decision and based on thorough scientific review, we also concluded that we will not provide GDNF to the 48 patients who participated in clinical trials that were terminated in the fall of 2004. Of course, there may be other factors that prevent us from marketing a product. We cannot guarantee we will be able to produce commercially successful products. Further, clinical trial results are frequently susceptible to varying interpretations by scientists, medical personnel, regulatory personnel, statisticians, and others, which may delay, limit, or prevent further clinical development or regulatory approvals of a product candidate. Also, the length of time that it takes for us to complete clinical trials and obtain regulatory approval for product marketing has in the past varied by product and by the intended use of a product. We expect that this will likely be the case with future product candidates and we cannot predict the length of time to complete necessary clinical trials and obtain regulatory approval. (See “— Our current products and products in development cannot be sold if we do not maintain regulatory approval.”)

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
      After any of our products are approved for commercial use, we or regulatory bodies could decide that changes to our product labeling are required. Label changes may be necessary for a number of reasons, including: the identification of actual or theoretical safety or efficacy concerns by regulatory agencies or the discovery of significant problems with a similar product that implicates an entire class of products. Any significant concerns raised about the safety or efficacy of our products could also result in the need to reformulate those products, to conduct additional clinical trials, to make changes to our manufacturing processes, or to seek re-approval of our manufacturing facilities. Significant concerns about the safety and effectiveness of a product could ultimately lead to the revocation of its marketing approval. The revision of product labeling or the regulatory actions described above could be required even if there is no clearly established connection between the product and the safety or efficacy concerns that have been raised. The revision of product labeling or the regulatory actions described above could have a material adverse effect on sales of the affected products and on our business and results of operations. (See “— Our current products and products in development cannot be sold if we do not maintain regulatory approval.”)

Our business may be impacted by government investigations or litigation.
      We and certain of our subsidiaries are involved in legal proceedings relating to various patent matters, government investigations, and other legal proceedings that arise from time to time in the ordinary course of our business. Matters required to be disclosed by us are set forth in “Item 3. Legal Proceedings” in our Form 10-K for the year ended December 31, 2004 and are updated as required in subsequently filed Form 10-Qs. Litigation is inherently unpredictable, and excessive verdicts can occur. Consequently, it is possible that we could, in the future, incur judgments or enter into settlements of claims for monetary damages that could have a material adverse effect on our results of operations in the period in which such amounts are incurred.
      The Federal government, state governments and private payers are investigating, and many have filed actions against, numerous pharmaceutical and biotechnology companies, including Amgen and Immunex, alleging that the reporting of prices for pharmaceutical products has resulted in false and overstated Average Wholesale Price (“AWP”), which in turn is alleged to have improperly inflated the reimbursement paid by Medicare beneficiaries, insurers, state Medicaid programs, medical plans and other payers to health care providers who prescribed and administered those products. As of the date of this filing, a number of these actions have been brought against us and/or Immunex, now a wholly owned subsidiary of ours. Additionally, a number of states have pending investigations regarding our Medicaid drug pricing practices and the U.S. Departments of Justice and Health and Human Services have requested that Immunex produce documents relating to pricing issues. Further, certain state government entity plaintiffs in some of these AWP cases are also alleging that companies, including ours, are not reporting their “best price” to the states under the Medicaid program. These cases and investigations are described in “Item 3. Legal Proceedings — Average Wholesale Price Litigation” in our Form 10-K for the year ended December 31, 2004, and are updated as required in subsequent Form 10-Qs. Other states and agencies could initiate investigations of our pricing practices. A decision adverse to our interests on these actions and/or investigations could result in substantial economic damages and could have a material adverse effect on our results of operations in the period in which such amounts are incurred.

We may be required to defend lawsuits or pay damages for product liability claims.
      Product liability is a major risk in testing and marketing biotechnology and pharmaceutical products. We may face substantial product liability exposure in human clinical trials and for products that we sell after regulatory approval. Product liability claims, regardless of their merits, could be costly and divert manage-

ment’s attention, and adversely affect our reputation and the demand for our products. Amgen and Immunex have been named as defendants in product liability actions for certain company products.

Our operating results may fluctuate, and this fluctuation could cause financial results to be below expectations.
      Our operating results may fluctuate from period to period for a number of reasons. In budgeting our operating expenses for the foreseeable future, we assume that revenues will continue to grow; however, some of our operating expenses are fixed in the short term. Because of this, even a relatively small revenue shortfall may cause a period’s results to be below our expectations or projections. A revenue shortfall could arise from any number of factors, some of which we cannot control. For example, we may face:

•	changes in the government’s or private payers’ reimbursement policies for our products

•	inability to maintain regulatory approval of marketed products

•	changes in our product pricing strategies

•	lower than expected demand for our products

•	inability to provide adequate supply of our products

•	changes in wholesaler buying patterns

•	increased competition from new or existing products

•	fluctuations in foreign currency exchange rates
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
      We have had an aggressive growth plan that has included substantial and increasing investments in research and development, sales and marketing, and facilities. We plan to continue to grow and our plan has a number of risks, some of which we cannot control. For example:

•	we need to generate higher revenues to cover a higher level of operating expenses, and our ability to do so may depend on factors that we do not control

•	we will need to assimilate new staff members

•	we will need to manage complexities associated with a larger and faster growing organization

•	we will need to accurately anticipate demand for the products we manufacture and maintain adequate manufacturing capacity, and our ability to do so may depend on factors that we do not control

•	we will need to start up and operate a number of new manufacturing facilities, which may result in temporary inefficiencies and higher cost of goods
      Of course, there may be other risks and we cannot guarantee that we will be able to successfully manage these or other risks.

Our stock price is volatile, which could adversely affect your investment.
      Our stock price, like that of other biotechnology companies, is highly volatile. For example, in the fifty-two weeks prior to December 31, 2004, the trading price of our common stock has ranged from a high of $66.88 per share to a low of $52.00 per share. Our stock price may be affected by a number of factors, such as:

•	changes in reimbursement policies or medical practices

•	adverse developments regarding the safety or efficacy of our products

•	clinical trial results

•	actual or anticipated product supply constraints

•	product development announcements by us or our competitors

•	regulatory matters

•	announcements in the scientific and research community

•	intellectual property and legal matters

•	broader economic, industry and market trends unrelated to our performance
      In addition, if our revenues, earnings or other financial results in any period fail to meet the investment community’s expectations, there could be an immediate adverse impact on our stock price.

Our corporate compliance program cannot guarantee that we are in compliance with all potentially applicable federal and state regulations.
      The development, manufacturing, distribution, pricing, sales, marketing, and reimbursement of our products, together with our general operations, is subject to extensive federal and state regulation. (See “— Our current products and products in development cannot be sold if we do not maintain regulatory approval.” and “— We may be required to perform additional clinical trials or change the labeling of our products if we or others identify side effects after our products are on the market.”) While we have developed and instituted a corporate compliance program based on current best practices, we cannot assure you that we or our employees are or will be in compliance with all potentially applicable federal and state regulations and/or laws. If we fail to comply with any of these regulations and/or laws a range of actions could result, including, but not limited to, the termination of clinical trials, the failure to approve a product candidate, restrictions on our products or manufacturing processes, including withdrawal of our products from the market, significant fines, exclusion from government healthcare programs, or other sanctions or litigation.

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
      On August 13, 2004, we merged with Tularik Inc. The success of our merger with Tularik will depend, in part, on our ability to retain Tularik staff and to realize the anticipated synergies, cost savings, and growth opportunities from integrating the businesses of Tularik with the businesses of Amgen. Our success in realizing these benefits and the timing of this realization depend upon the successful integration of the operations and personnel of Tularik. The integration of two independent companies is a complex, costly, and time-consuming process. The difficulties of combining the operations of the companies include, among others:

•	retaining key staff members

•	consolidating research and development operations

•	consolidating corporate and administrative infrastructures

•	preserving ours and Tularik’s research and development, and other important relationships

•	minimizing the diversion of management’s attention from ongoing business concerns

•	coordinating geographically separate organizations
      In addition, even if we are able to integrate Tularik’s operations successfully, this integration may not result in the realization of the full benefits of the synergies, cost savings, or sales and growth opportunities that we expect or that these benefits will be achieved within the anticipated time frame. For example, as of the date of this filing, we have discontinued a number of Tularik clinical development programs and may discontinue other or all such programs. Further, the elimination of significant duplicative costs may not be possible or may take longer than anticipated and the benefits from the merger may be offset by costs incurred in integrating the companies. We cannot assure you that the integration of Tularik with us will result in the realization of the full benefits anticipated by us to result from the merger. Our failure to achieve these benefits could have a material adverse effect on our results of operations.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
      Interest income earned on our fixed income investment portfolio is impacted by fluctuations in U.S. interest rates upon reinvestment of funds received on maturity or sale of securities at the then current market rates. In 2004, we entered into two interest rate swap agreements, which also qualify and are designated as fair value hedges, to protect against possible increases in value of the 2009 Notes and 2014 Notes. In 2003, we entered into two interest rate swap agreements, which also qualify and are designated as fair value hedges, to protect against possible increase in value of the 2007 Notes and the Century Notes. Changes in interest rates do not affect interest expense incurred on our 2007 Notes, 2009 Notes, 2014 Notes, Century Notes and Convertible Notes because they bear interest at fixed rates. The following tables provide information about our financial instruments that are sensitive to changes in interest rates. For our investment portfolio and debt obligations, the tables present principal cash flows and related weighted-average interest rates by expected maturity dates. Additionally, we have assumed our available-for-sale debt securities, comprised primarily of corporate debt instruments and treasury securities, are similar enough to aggregate those securities for presentation purposes. For the interest rate swaps, the tables present the notional amounts and related weighted-average interest rates by contractual maturity date. Variable rates relating to the interest rate swaps are the average forward rates for the term of each contract. The notional amount is used to calculate the contractual cash flows to be exchanged under the contract.
Interest Rate Sensitivity
Principal (Notional) Amount by Expected Maturity as of December 31, 2004
(Dollars in millions)
Average Interest Rate

						There-		Fair value
	2005	2006	2007	2008	2009	after	Total	12/31/04

Available-for-sale debt securities	$4,021	$630	$241	$268	$221	—	$5,381	$5,390
Average Interest rate	1.9%	3.3%	5.1%	4.3%	3.9%	—
Medium and long-term notes	—	—	$100	—	$1,000	$1,100	$2,200	$2,242
Interest rate	—	—	6.5%	—	4.0%	5.1%
Convertible Notes(1)	$1,175	$1,762	—	—	—	—	$2,937	$2,933
Interest rate	1.125%	1.125%	—	—	—	—
Interest rate swaps related to available-for-sale debt securities:
Pay fixed/receive variable	$120	$25	—	—	—	—	$145		$(1)
Average pay rate	4.2%	4.5%	—	—	—	—
Average receive rate	2.2%	2.2%	—	—	—	—
Interest rate swaps related to debt:
Pay variable/receive fixed	—	—	$100	—	$500	$1,100	$1,700	—
Average pay rate	—	—	2.4%	—	2.5%	2.5%
Average receive rate	—	—	3.6%	—	3.9%	4.7%
Interest Rate Sensitivity
Principal (Notional) Amount by Expected Maturity as of December 31, 2003
(Dollars in millions)
Average Interest Rate

						There-		Fair value
	2004	2005	2006	2007	2008	after	Total	12/31/03

Available-for-sale debt securities	$2,077	$1,254	$667	$393	$476	$—	$4,867	$4,882
Average Interest rate	2.8%	4.0%	4.1%	5.2%	3.7%	—
Medium and long-term notes	—	—	—	$100	—	$100	$200	$249
Interest rate	—	—	—	6.5%	—	8.1%
Convertible Notes(1)	—	$2,917	—	—	—	—	$2,917	$2,979
Interest rate	—	1.125%	—	—	—	—
Interest rate swaps related to available-for-sale debt securities:
Pay fixed/receive variable	$25	$120	$25	—	—	—	$170		$(8)
Average pay rate	3.9%	4.2%	4.5%	—	—	—
Average receive rate	1.3%	2.3%	3.4%	—	—	—
Interest rate swaps related to debt:
Pay variable/receive fixed	—	—	—	$100	—	$100	$200		$(5)
Average pay rate	—	—	—	4.6%	—	5.1%
Average receive rate	—	—	—	3.6%	—	5.5%

(1)	Holders of the Convertible Notes may require us to purchase all or a portion of the notes on specific dates as early as March 1, 2005 at the original issuance price plus accrued original issue discount (“accreted value”) through the purchase dates. On March 2, 2005, as a result of certain holders of the Convertible Notes exercising their March 1, 2005 put option, we repurchased $1,175 million, or approximately 40%, of the outstanding Convertible Notes at their then-accreted value for cash. Concurrently, we amended the terms of the Convertible Notes to add an additional put date in order to permit the remaining holders, at their option, to cause us to repurchase the Convertible Notes on March 1, 2006 at the then-accreted value. The amounts above reflect the Convertible Notes’ accreted value repurchased on March 1, 2005 and the remaining Convertible Notes’ accreted value on March 1, 2006, the next put date. In the event we are required to repurchase the remaining Convertible Notes, we may choose to pay the purchase price in cash and/or shares of common stock, which would be issued at the then current market price. See Note 4, “Financing arrangements” to the consolidated financial statements for further discussion of the terms of the Convertible Notes.

      We are exposed to equity price risks on the marketable portion of equity securities included in our portfolio of investments entered into for the promotion of business and strategic objectives. These investments are generally in small capitalization stocks in the biotechnology industry sector. At December 31, 2004 and 2003, we had equity forward contracts to hedge against changes in the fair market value of a portion of our equity investment portfolio. We did not have material equity price risk on the unhedged portion of our equity investment portfolio at December 31, 2004 and 2003.
      Our results of operations are affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies, predominately the Euro, as a result of the sales of our products in foreign markets. Foreign currency forward and option contracts are used to hedge against the effects of such fluctuations. Both positive and negative impacts to our international product sales from movements in foreign exchange rates have been mitigated by the natural, opposite impact to our international operating expenses and as a result of our foreign currency hedging activities. Our hedging activities seek to offset the impact, both positive and negative, that foreign exchange rate changes may have on our results of operations. As such, the impact to our results of operations from changes in foreign currency exchange rates has been largely mitigated.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
      The information required by this item is incorporated herein by reference to the financial statements and schedule listed in Item 15 (a)1 and (a)2 of Part IV of this Form 10-K Annual Report.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
      None.

Item 9A.	CONTROLS AND PROCEDURES
      We maintain “disclosure controls and procedures”, as such term is defined under Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in Amgen’s Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to Amgen’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, Amgen’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and in reaching a reasonable level of assurance Amgen’s management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation under the supervision and with the participation of our management, including Amgen’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Amgen’s disclosure controls and procedures. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2004.
      Further, management determined that, as of December 31, 2004, there were no changes in our internal control over financial reporting that occurred during the fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
      Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the U.S. However, all internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and reporting.
      Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2004, based on those criteria.
      Management’s assessment of the effectiveness of the Company’s internal control over financial reporting has been audited by Ernst & Young, LLP, an independent registered public accounting firm, as stated in their report appearing below, which expresses unqualified opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
INTERNAL CONTROL OVER FINANCIAL REPORTING
The Board of Directors and Stockholders of Amgen Inc.
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Amgen Inc. (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that Amgen Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Amgen Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Amgen Inc. as of December 31, 2004 and 2003 and related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2004 of Amgen Inc. and our report dated March 4, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Los Angeles, California
March 4, 2005

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Directors of the Registrant
      The members of the Board of Directors of the Company (the “Board”) as of February 28, 2005 are as follows:
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
      Mr. Frank J. Biondi, Jr., age 60, has served as a director of the Company since January 2002. Since March 1999, he has served as Senior Managing Director of WaterView Advisors LLC, an investment advisor organization. From April 1996 to November 1998, Mr. Biondi served as Chairman and Chief Executive Officer of Universal Studios, Inc. From July 1987 to January 1996, Mr. Biondi served as President and Chief Executive Officer of Viacom, Inc. Mr. Biondi is a director of Harrahs Entertainment, Inc., Hasbro, Inc. and The Bank of New York Company, Inc.
      Mr. Jerry D. Choate, age 66, has served as a director of the Company since August 1998. From January 1995 to January 1999, Mr. Choate served as Chairman of the Board and Chief Executive Officer of The Allstate Corporation (“Allstate”), an insurance holding company. From August 1994 to January 1995, Mr. Choate served as President and Chief Executive Officer of Allstate and had previously held various management positions at Allstate since 1962. Mr. Choate is a director of Valero Energy Corporation and serves on the Board of Trustees for the Van Kampen Mutual Funds.
      Mr. Edward V. Fritzky, age 54, has served as a director of the Company since July 2002. From January 1994 to July 2002, Mr. Fritzky served as Chief Executive Officer, President and Chairman of the board of directors of Immunex Corporation, a biotechnology company. From March 1989 to January 1994, Mr. Fritzky was President and Vice President of Lederle Laboratories, a division of American Cyanamid Company, a pharmaceutical company. Mr. Fritzky is a director of Geron Corporation, SonoSite, Inc. and Jacobs Engineering Group Inc.
      Mr. Frederick W. Gluck, age 69, has served as a director of the Company since February 1998. Mr. Gluck is a former managing partner of McKinsey & Company, Inc. (“McKinsey”), an international management consulting firm. From 1967 to 1995, he served with McKinsey and from 1988 to 1994 he led the firm as its Managing Director, when he retired to join Bechtel Group, Inc., an engineering, construction and project management company, where he served as Vice Chairman and Director. Mr. Gluck retired from Bechtel in July 1998. He rejoined McKinsey as a consultant in 1998 and continued in that role until July 2003. Mr. Gluck is a director of HCA Inc. and GVI Security Solutions, Inc.
      Mr. Frank C. Herringer, age 62, has served as a director of the Company since May 2004. Mr. Herringer has been Chairman of the Board of Transamerica Corporation (“Transamerica”), a financial services company, since 1995. From 1991 to 1999, he served as Chief Executive Officer of Transamerica and from 1986 to 1999 he served as President. From 1999 to 2000, Mr. Herringer served on the Executive Board of Aegon N.V. and as Chairman of the Board of Aegon U.S.A. Mr. Herringer is a director of AT&T Corp. and The Charles Schwab Corporation.
      Mr. Franklin P. Johnson, Jr., age 76, has served as a director of the Company since October 1980. He is the general partner of Asset Management Partners, a venture capital limited partnership. Mr. Johnson has been a private venture capital investor for more than five years. Mr. Johnson is a director of Applied MicroCircuits Corporation.
      Dr. Gilbert S. Omenn, age 63, has served as a director of the Company since January 1987. Since September 1997, he has been Professor of Internal Medicine, Human Genetics and Public Health at the University of Michigan. From September 1997 to July 2002, Dr. Omenn also served as Executive Vice

President for Medical Affairs and as Chief Executive Officer of the University of Michigan Health System. From July 1982 to September 1997, Dr. Omenn was the Dean of the School of Public Health and Community Medicine and Professor of Medicine at the University of Washington. Dr. Omenn is a director of Rohm & Haas Co.
      Ms. Judith C. Pelham, age 59, has served as a director of the Company since May 1995. She is currently President-Emeritus of Trinity Health, a national system of healthcare facilities, including hospitals, long-term care, home care, psychiatric care, residences for the elderly and ambulatory care, and the third largest Catholic healthcare system in the U.S. From May 2000 to December 2004, Ms. Pelham was President and CEO of Trinity Health. From January 1993 to April 2000, Ms. Pelham was the President and Chief Executive Officer of Mercy Health Services, a system of hospitals, home care, long-term care, ambulatory services and managed care established to carry out the health ministry sponsored by the Sisters of Mercy Regional Community of Detroit. From 1982 to 1992, Ms. Pelham was President and Chief Executive Officer of Daughters of Charity Health Services, Austin, Texas, a network of hospitals, home care and ambulatory services serving central Texas.
      Admiral J. Paul Reason, USN (Retired), age 63, has served as a director of the Company since January 2001. Since July 2000, he has been the President and Chief Operating Officer of Metro Machine Corporation, a privately held ship repair company. From December 1996 to September 1999, Admiral Reason was a Four Star Admiral and Commander-In-Chief of the U.S. Atlantic Fleet of the U.S. Navy. From August 1994 to November 1996, Admiral Reason served as Deputy Chief of Naval Operations. From June 1965 to July 1994, Admiral Reason served in numerous capacities, both at sea and ashore, in the U.S. Navy. Admiral Reason is a director of Wal-Mart Stores, Inc. and Norfolk Southern Corporation.
      Dr. Donald B. Rice, age 65, has served as a director of the Company since October 2000. Dr. Rice is Chairman of the Board of Agensys, Inc., a private biotechnology company, and has been Chief Executive Officer and President of Agensys, Inc. since its founding in late 1996. From March 1993 until August 1996, Dr. Rice was President and Chief Operating Officer and a director of Teledyne, Inc., a diversified technology-based manufacturing company with major segments in specialty metals and aerospace. Dr. Rice is a director of Wells Fargo & Company, Unocal Corporation and Vulcan Materials Company.
      Mr. Leonard D. Schaeffer, age 59, has served as a director of the Company since March 2004. Since December 2004, Mr. Schaeffer has been Chairman of the Board of Directors of WellPoint Inc., the largest health insurance company in the U.S. From 1992 through 2004 he was Chairman and Chief Executive Officer of WellPoint Health Networks Inc. Mr. Schaeffer was the Administrator of the U.S. Health Care Financing Administration from 1978 to 1980. He is Chairman of the Board of the National Institute for Health Care Management and a member of the Institute of Medicine. Mr. Schaeffer is a director of Allergan, Inc.
      Mr. Kevin W. Sharer, age 56, has served as a director of the Company since November 1992. Since May 2000, Mr. Sharer has been Chief Executive Officer and President of the Company and has also been Chairman of the Board since December 2000. From October 1992 to May 2000, Mr. Sharer served as President and Chief Operating Officer of the Company. From April 1989 to October 1992, Mr. Sharer was President of the Business Markets Division of MCI Communications Corporation, a telecommunications company. From February 1984 to March 1989, Mr. Sharer served in numerous executive capacities at General Electric Company. Mr. Sharer is a director of Unocal Corporation, 3M Company and Northrop Grumman Corporation.
Executive Officers of the Registrant
      Information about our executive officers is contained in the discussion entitled “Executive Officers” in “Part I — Item 1. Business”.
Audit Committee and Audit Committee Financial Expert
      The Audit Committee of the Board of Directors is comprised of Frank J. Biondi, Jr., who serves as Chairman, and David Baltimore, Frank C. Herringer, Franklin P. Johnson, Jr., Gilbert S. Omenn and Judith C. Pelham. The Board has determined that each of Messrs. Biondi, Herringer, and Johnson is an “audit committee financial expert” as defined by the Securities and Exchange Commission and each is independent under the revised listing standards of NASDAQ. The Audit Committee meets the NASDAQ composition requirements, including the requirements regarding financial literacy and financial sophistication.
Section 16(a) Beneficial Ownership Reporting Compliance
      Section 16(a) of the Exchange Act requires the Company’s executive officers and directors, and persons who own more than 10% of a registered class of the Company’s equity securities (“Reporting Persons”), to file reports of ownership and changes in ownership with the SEC and with NASDAQ. Based solely on the Company’s review of the reports filed by Reporting Persons, and written representations from certain Reporting Persons that no other reports were required for those persons, the Company believes that, during the year ended December 31, 2004, the Reporting Persons met all applicable Section 16(a) filing requirements, except for Adm. J. Paul Reason, who, in April 2004, filed a late Form 4 covering an exercise of stock options conducted in February 2004, and Timothy O. Martin, the Company’s Chief Accounting Officer, who, in January 2005, filed a late Form 4 covering a grant of restricted stock made in December 2004.
Code of Ethics
      We maintain a code of ethics applicable to our principal executive officer, principal financial officer, principal accounting officer or controller, and other persons performing similar functions. To view this code of ethics free of charge, please visit our website at www.amgen.com (This website address is not intended to function as a hyperlink, and the information contained in our website is not intended to be a part of this filing). We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of this code of ethics, if any, by posting such information on our website as set forth above.

Item 11.	EXECUTIVE COMPENSATION

Compensation of Directors
      Directors of the Company who are also employees of the Company are not separately compensated for their service as directors.

Cash Compensation.
      Non-employee director compensation consists of (i) an annual retainer of $55,000; (ii) an Audit Committee chair fee of $20,000; (iii) a Compensation Committee chair fee of $10,000; (iv) an other committee chair fee of $6,000; (v) Board meeting fees of $3,000 per meeting ($1,500 for telephonic attendance), and (vi) committee meeting fees of $1,500 per meeting ($750 for telephonic attendance).
      The non-employee directors received the following aggregate amounts of cash compensation for the year ended December 31, 2004: Dr. Baltimore, $75,250; Mr. Biondi, $99,000; Mr. Choate, $92,750; Mr. Gluck, $76,750; Mr. Herringer, $55,899; Mr. Johnson, $85,000; Dr. Omenn, $82,750; Ms. Pelham, $84,250; Adm. Reason, $82,000; Dr. Rice, $90,250; and Mr. Schaeffer, $81,325.
      Non-employee directors are compensated for attending committee meetings of which they are not members if they are invited to do so by the Chairman of the Board or the Chair of the committee. The members of the Board also are entitled to reimbursement of their expenses, in accordance with Company policy, incurred in connection with attendance at Board and committee meetings and conferences with the Company’s senior management. There are no family relationships among any directors of the Company.

Equity Compensation.
      Pursuant to the Amended and Restated Director Equity Incentive Program under the Company’s Amended and Restated 1991 Equity Incentive Plan (the “1991 Plan”), non-employee directors receive in March of each year stock options for 5,000 shares of Common Stock and restricted stock units (“RSUs”) to acquire $100,000 worth of Common Stock. New non-employee directors are entitled to an inaugural grant of stock options for 20,000 shares of Common Stock.

      Material Terms of Stock Options. Stock options vest (a) on the date of grant if the non-employee director has had three years of prior continuous service as a non-employee director, or (b) one year from the date of grant if the non-employee director has had less than three years of prior continuous service as a non-employee director. Under certain circumstances, in the case of death or disability of a director, the vesting of unvested stock options may be partially or completely accelerated. The exercise price of stock options is 100% of the fair market value of the Common Stock on the grant date and the stock options must be exercised within seven years from the grant date. Stock options granted in March 2004 to non-employee directors had an exercise price of $59.48, the fair market value of the Common Stock on the grant date.
      Material Terms of RSUs. RSUs vest (a) on the date of grant if the non-employee director has had three years of prior continuous service as a non-employee director, or (b) one year from the date of grant if the non-employee director has had less than three years of prior continuous service as a non-employee director. In the event of a director’s death or disability, a prorated portion of RSUs would vest. The number of RSUs granted to a director is based on the closing price of the Common Stock on the grant date and are paid in Common Stock (on a one-to-one basis) on the vesting date, unless a director has previously selected a deferred payment alternative. In March 2004, each non-employee director received 1,643 RSUs.
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
Compensation of Executive Officers

Summary Compensation Table.
      The following table sets forth summary information concerning certain compensation awarded, paid to, or earned by the Named Executive Officers for all services rendered in all capacities to the Company for the years ended December 31, 2004, 2003, and 2002:
Summary Compensation Table

							Long-term Compensation

	Annual Compensation						Awards

					Other Annual		Restricted		Securities	All Other
		Salary			Compensation		Stock		Underlying	Compensation
Name and Principal Position	Year	($)(1)	Bonus ($)		($)		Award(s) ($)		Options (#)	($)(2)

Kevin W. Sharer	2004	1,301,954	3,622,000		255,382	(3)	—		225,000	364,284
Chairman of the Board,	2003	1,098,333	2,475,000		217,844	(3)	—		450,000	530,554
Chief Executive Officer	2002	980,000	1,800,000		16,140	(3)	—		450,000	497,750	(4)
and President
George J. Morrow	2004	823,815	1,700,000	(5)	1,555	(6)	—		75,000	3,404,845	(7)
Executive Vice President,	2003	756,001	1,390,000	(5)	1,577	(6)	—		150,000	3,249,161	(7)
Global Commercial Operations	2002	683,335	1,276,252	(5)	20,148	(6)	—		150,000	3,024,607	(7)
Roger M. Perlmutter	2004	794,393	1,460,000	(5)	10,837	(8)	—		75,000	1,717,129	(9)
Executive Vice President,	2003	737,333	1,365,000	(5)	101,802	(8)	—		150,000	1,595,624	(9)
Research and Development	2002	683,333	1,276,250	(5)	235,279	(8)	—		150,000	1,415,339	(9)
Dennis M. Fenton	2004	767,755	1,210,000		1,406	(10)	1,257,198	(11)	75,000	181,491
Executive Vice President,	2003	726,800	1,145,000		—		—		150,000	344,494
Operations and Corporate	2002	680,000	1,071,000		—		—		150,000	13,181
Compliance Officer
Richard D. Nanula	2004	695,442	1,095,000		1,611	(12)	—		75,000	163,738
Executive Vice President,	2003	658,334	1,040,000		1,441	(12)	—		150,000	188,849
and Chief Financial Officer	2002	616,667	971,250		—		—		225,000	57,343

(1)	Includes compensation deferred under the Company’s Retirement and Savings Plan (the “401(k) Plan”) and Nonqualified Deferred Compensation Plan (“DCP”) otherwise payable in cash during each calendar year.

(2)	Figures shown reflect net amounts. Amounts shown for 2004, 2003 and 2002 include Company credits to the SRP and matching contributions made by the Company (the “Company Contribution”) to the 401(k) Plan. The 2002 amount shown for Mr. Sharer also includes certain deferred compensation (see footnote (4)). Amounts shown for 2004, 2003 and 2002 for Mr. Morrow and Dr. Perlmutter also include certain deferred compensation (see footnotes (7) and (9)). The SRP is a non-qualified, unfunded plan and participation is available to selected participants in the 401(k) Plan who are affected by the limits of the Internal Revenue Code of 1986, as amended (the “Code”), on the amount of employee compensation that may be recognized for purposes of calculating the Company Contributions. The table below sets forth (a) amounts, including accrued dividends, interest and unrealized gains or losses that the accounts of the Named Executive Officers were credited with (reduced by) pursuant to the SRP for the years ended December 31, 2004, 2003 and 2002 and (b) the Company Contributions for the years ended December 31, 2004, 2003, and 2002.

Plan	Year	Sharer	Morrow	Perlmutter	Fenton	Nanula

SRP	2004	$354,034	$201,179	$195,045	$171,241	$153,488
	2003	$514,554	$226,112	$155,013	$328,494	$172,849
	2002	$(18,250)	$83,307	$56,884	$(2,819)	$41,343
401(k)	2004	$10,250	$10,250	$10,250	$10,250	$10,250
	2003	$16,000	$16,000	$16,000	$16,000	$16,000
	2002	$16,000	$16,000	$16,000	$16,000	$16,000

(3)	The amounts shown for 2004 and 2003, respectively, include $216,849 and $212,763, respectively, that is the incremental cost to the Company of Mr. Sharer’s personal use of the Company’s aircraft. The amounts shown for 2004, 2003 and 2002, respectively, include tax gross-ups of $12,188, $1,245 and $16,140, respectively, for the value of Mr. Sharer’s personal use of a car and driver provided by the Company. The amount shown for 2004 includes a tax gross-up of $1,441 for the value of personal financial counseling reimbursed by the Company.

(4)	Includes a deferred compensation credit of $500,000 as a result of a Company contribution to the DCP.

(5)	The amounts shown for each of 2004, 2003 and 2002 include retention bonuses for each year in the amount of $200,000. See “— Employment and Compensation Arrangements.”

(6)	The amount shown for 2004 includes a tax gross-up of $114 for the value of Mr. Morrow’s personal use of a car and driver provided by the Company. The amounts shown for each of 2004 and 2003 include a tax gross-up of $1,441 for the value of personal financial counseling reimbursed by the Company. The amounts shown for 2003 and 2002, respectively, include tax gross-ups of $136 and $8,210, respectively, for reimbursement of relocation-related expenses. The amount shown for 2002 includes reimbursement in the amount of $11,938 made by the Company in accordance with Mr. Morrow’s participation in the Company’s relocation mortgage subsidy program.

(7)	The amounts shown for 2004, 2003 and 2002, respectively, include deferred compensation credits of $3,163,958, $2,980,149 and $2,807,017, respectively, as a result of Company contributions to the Amgen Inc. Executive Nonqualified Retirement Plan. See “— Executive Nonqualified Retirement Plan.” The amounts shown for 2004, 2003 and 2002, respectively, include premiums of $29,458, $26,900 and $26,900, respectively, paid by the Company for a term life insurance policy in the amount of $15,000,000 for Mr. Morrow’s benefit. The 2002 amount includes a premium of $91,383 paid by the Company for the assumption of split dollar life insurance policies provided to Mr. Morrow by his former employer. The Company would be reimbursed for certain of its premium payments from the proceeds of the split dollar life insurance policies in the event Mr. Morrow dies or in certain other events. See “— Employment and Compensation Arrangements.”

(8)	The amounts shown for 2004 and 2003, respectively, include tax gross-ups of $10,837 and $5,887, respectively, for the value of Dr. Perlmutter’s personal use of a car and driver provided by the Company. The amounts shown for 2003 and 2002, respectively, include $75,409 and $29,514, respectively, of relocation-related expenses reimbursed to Dr. Perlmutter, and tax gross-ups of $2,365 and $91,896, respectively, for reimbursement of relocation-related expenses. The amount shown for 2002 includes reimbursement in the amount of $113,869 made by the Company in accordance with Dr. Perlmutter’s participation in the Company’s relocation mortgage subsidy program.

(9)	The amounts shown for 2004, 2003 and 2002, respectively, include deferred compensation credits of $1,501,384, $1,414,161 and $1,332,005, respectively, as a result of Company contributions to the Amgen Inc. Executive Nonqualified Retirement Plan. See “— Executive Nonqualified Retirement Plan.” The amounts shown for each of 2004, 2003 and 2002 also include premiums of $10,450 paid by the Company for a term life insurance policy in the amount of $10,000,000 for Dr. Perlmutter’s benefit. See “— Employment and Compensation Arrangements.”

(10)	This amount includes tax gross-ups of $29 for the value of Mr. Fenton’s personal use of a car and driver provided by the Company, and $1,377 for the value of personal financial counseling reimbursed by the Company.

(11)	Calculated by multiplying the amount of restricted stock by the closing market price of $62.86 on December 6, 2004, the date of the restricted stock grant, less aggregate consideration paid by Dr. Fenton of $2.00. The Compensation Committee awarded Dr. Fenton 20,000 shares of restricted stock of Amgen in consideration of his payment of $2.00. The value of such restricted stock as of December 31, 2004 was $1,282,998 (calculated by multiplying the amount of restricted stock by the closing market price of $64.15 per share on December 31, 2004, less the aggregate purchase price of $2.00).

(12)	The amount shown for 2004 includes a tax gross-up of $170 for the value of Mr. Nanula’s personal use of a car and driver provided by the Company. The amounts shown for each of 2004 and 2003 include a tax gross-up of $1,441 for the value of personal financial counseling reimbursed by the Company.
Stock Option Grants
      The following table sets forth information concerning individual grants of stock options made by the Company during the year ended December 31, 2004, to each of the Named Executive Officers:
Option Grants in Fiscal Year 2004

	Individual Grants

	Number of		Percent of			Potential Realizable Value
	Securities		Total Options			at Assumed Annual Rates
	Underlying		Granted to			of Stock Price Appreciation
	Options		Employees in	Exercise		for Option Term(1)
	Granted		Fiscal	or Base	Expiration
Name	(#)(2)		Year(3)	Price ($/sh)	Date	5% ($)	10% ($)

Kevin W. Sharer	225,000	(4)	1.38%	59.48	3/15/11	5,448,225	12,696,681
George J. Morrow	75,000	(4)	0.46%	59.48	3/15/11	1,816,075	4,232,227
Roger M. Perlmutter	75,000	(4)	0.46%	59.48	3/15/11	1,816,075	4,232,227
Dennis M. Fenton	75,000	(4)	0.46%	59.48	3/15/11	1,816,075	4,232,227
Richard D. Nanula	75,000	(4)	0.46%	59.48	3/15/11	1,816,075	4,232,227

(1)	The potential realizable value is based on the term of the option at the time of its grant, which is seven years for the stock options granted to the Named Executive Officers. The assumed 5% and 10% annual rates of appreciation over the term of the options are set forth in accordance with SEC rules and regulations and do not represent the Company’s estimates of stock price appreciation. The potential realizable value is calculated by assuming that the stock price on the date of grant appreciates at the indicated rate, compounded annually, for the entire term of the option and that the option is exercised and the stock sold on the last day of its term at this appreciated stock price. No valuation method can accurately predict future stock prices or option values because there are too many unknown factors. No gain to the optionee is possible unless the stock price increases over the option term. Such a gain in stock price would benefit all stockholders.

(2)	Options shown in the table have a term of seven years, subject to earlier termination if the optionee ceases employment with the Company or an affiliate of the Company (as defined in the applicable plan). The vesting of all options will be automatically accelerated in the event of a change in control (as defined in the applicable plan). In addition, the options are subject to, in certain circumstances, full or partial accelerated vesting upon the death or permanent and total disability of the optionee while in the employ of the Company or an affiliate of the Company, or voluntary retirement of an optionee after age 60 who has been employed by the Company or an affiliate of the Company for at least 15 consecutive years (“Voluntary Retirement”), as provided in the option grant agreement, or at the discretion of the Compensation Committee as permitted by the applicable plan. Additionally, upon Voluntary Retirement, if applicable, options terminate on the earlier of the termination date set forth in the grant agreement or three years following the date of Voluntary Retirement.

(3)	In 2004, the Company granted stock options covering a total of 16,332,651 shares of Common Stock to Company employees under all stock option plans maintained by the Company and this number was used in calculating the percentages.

(4)	Options vest and are exercisable as to 20% of the total grant on each of the first, second, third, fourth and fifth anniversaries of the date of the grant.
Aggregated Option Exercises
      The following table sets forth information (on an aggregated basis) concerning each exercise of stock options during the year ended December 31, 2004, by each of the Named Executive Officers and the final year-end value of unexercised options:
Aggregated Option Exercises in Fiscal Year 2004 and Fiscal Year-End 2004 Option Values

	Individual Grants

			Number of
			Securities Underlying	Value of Unexercised
	Shares		Unexercised Options at	In-the-Money Options
	Acquired on	Value Realized	Fiscal Year-End (#)	at Fiscal Year-End ($)(1)
Name	Exercise(#)	($)(2)	Exerciseable/Unexerciseable	Exerciseable/Unexerciseable

Kevin W. Sharer	3,534	140,757	898,820/1,135,000	5,795,606/8,596,602
George J. Morrow	59,998	1,273,607	240,002/425,000	771,352/2,978,050
Roger M. Perlmutter	—	—	275,000/425,000	1,870,825/3,043,675
Dennis M. Fenton	169,378	7,234,677	396,544/416,998	5,649,430/2,790,338
Richard D. Nanula	—	—	345,000/425,000	1,646,250/2,770,550

(1)	Value of unexercised in-the-money options is calculated based on the fair market value of the underlying securities, minus the exercise price, and assumes sale of the underlying securities on December 31, 2004, the last trading day for 2004, at a price of $64.15 per share, the fair market value of the Common Stock on such date.

(2)	Value realized is based on the fair market value of the Common Stock on the respective dates of exercise, minus the applicable exercise price, and does not necessarily indicate that the optionee sold stock on that date, at that price, or at all.
Long-Term Incentive Plan Awards
      The following table sets forth information concerning the participation of the Named Executive Officers in the Amended and Restated Amgen Inc. Performance Award Program (the “Program”) established under the 1991 Plan:
Long-Term Incentive Plan Awards in Fiscal Year 2004

	Number of		Future Payout Value ($)(2)
	Units
Name	(#)(1)	Performance Period	Threshold(3)	Target(3)	Maximum(3)

Kevin W. Sharer	112,500	01/01/04 to 12/31/06	$0	$6,691,500	$15,055,875
George J. Morrow	37,500	01/01/04 to 12/31/06	$0	$2,230,500	$5,018,625
Roger M. Perlmutter	37,500	01/01/04 to 12/31/06	$0	$2,230,500	$5,018,625
Dennis M. Fenton	37,500	01/01/04 to 12/31/06	$0	$2,230,500	$5,018,625
Richard D. Nanula	37,500	01/01/04 to 12/31/06	$0	$2,230,500	$5,018,625

(1)	These amounts reflect the number of performance units (“Performance Units”) granted to each Named Executive Officer in 2004 for the performance period that began on January 1, 2004 and ends on December 31, 2006 (the “2004-2006 Performance Period”). A Performance Unit is a right granted to a participant to receive Common Stock, the payment of which is contingent upon the Company achieving specified performance goals pre-established by the Compensation Committee. Performance Units are assigned a unit value based on the fair market value of a share of Common Stock on the grant date. For the 2004-2006 Performance Period, the value of a Performance Unit is $59.48, which was the fair market value of a share of Common Stock on March 15, 2004, the grant date. The aggregate dollar value of the Performance Units granted to each of the Named Executive Officers for the 2004-2006 Performance Period are: Mr. Sharer, $6,691,500; Mr. Morrow, $2,230,500; Dr. Perlmutter, $2,230,500; Dr. Fenton, $2,230,500; and Mr. Nanula, $2,230,500.

(2)	The performance goals for the 2004-2006 Performance Period are based on (i) the Company’s independent financial performance and (ii) comparative financial performance, in each case with respect to compound annual growth rates for revenue and earnings per share, as such metrics are defined in the goals for the 2004-2006 Performance Period. The ultimate number of Performance Units earned is based on the level of the Company’s individual and comparative financial performance. The Company’s individual financial performance is evaluated against pre-established thresholds and targets for the performance goals. However, if the Company’s individual performance is below the minimum specified level for either revenue or earnings per share growth, then no individual performance is achieved with respect to that measure (regardless of comparative performance). For the comparative performance measure, the Company ranks, from highest to lowest, the performance of each company in a pre-established peer group (consisting of leading biotechnology and pharmaceutical companies) based on such other company’s revenue and earnings per share compound annual growth rates for the 2004-2006 Performance Period. The higher the Company ranks with respect to relative revenue and earnings per share growth, the greater the level of achievement. The Company’s independent performance results and its comparative performance results, which are determined by the Compensation Committee after the end of the 2004-2006 Performance Period, are combined under a set formula to determine an ultimate level of attainment of goals, which is expressed as a percentage. This percentage, which may range from 0% to 225%, is multiplied by the number of Performance Units initially granted. The resulting number of Performance Units is multiplied by the initial value per unit to determine the aggregate dollar value of the award. The aggregate dollar value of the award is divided by the Share Price (as defined below) to determine the number of shares of Common Stock then payable to a participant. The Compensation Committee is required to determine the amount of the performance award payable to each participant within six months following the end of the applicable performance period. The “Share Price” is the average of the daily closing prices of a share of Common Stock on NASDAQ for the 30 trading days ending seven trading days immediately preceding the date that the Compensation Committee determines the amount of the award payable to participants. Accordingly, the number of shares of Common Stock that will be delivered to each Named Executive Officer, if any, cannot be determined at this time. If a participant’s employment with the Company is terminated prior to the last business day of a performance period by reason of such participant’s voluntary retirement (assuming the participant is retirement eligible under the Program), death or disability, the prorated amount of such participant’s award, if any, applicable to such performance period will be paid. Notwithstanding the foregoing, if a participant’s employment with the Company is terminated for any reason within six months following the commencement of a performance period, all of such participant’s rights to an award for such performance period are forfeited.

(3)	These values are set forth in accordance with SEC rules and regulations, and are based on SEC definitions of “Threshold,” “Target,” and “Maximum.” Such terms may have different meanings under the Program. There is no guaranteed payout under the Program and thus the “Threshold” for SEC disclosure purposes is $0. The Program contains a different definition of “Threshold” that reflects a required minimum level of financial performance for there to be any award payable.

Change-in-Control Arrangements
      Effective as of October 20, 1998 (the “Effective Date”), the Board of Directors adopted the Amgen Inc. Change of Control Severance Plan, as amended (the “CCS Plan”), which provides certain severance benefits to persons who hold certain designated positions with the Company as of the date on which a Change of Control (as defined below) of the Company occurs. If a Change of Control had occurred on December 31, 2004, the CCS Plan would have covered approximately 1,259 officers and key employees of the Company, including each of the Named Executive Officers. Under the terms of the CCS Plan, the CCS Plan extended through December 31, 2004, subject to automatic one year extensions unless the Company notified the participants no later than September 30, 2004 that the term would not be extended. The Company did not notify participants that the term would not be extended, so the term has been extended to December 31, 2005, subject to possible further extensions. If a Change of Control occurs during the original or any extended term, the CCS Plan will continue in effect for at least 36 months following the Change of Control. Prior to the occurrence of a Change of Control, the Company has the right to terminate or amend the CCS Plan at any time; after the occurrence of a Change of Control, the CCS Plan may not be terminated or amended in any way that adversely affects a participant’s interests under the CCS Plan without the participant’s written consent.
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
      Under the CCS Plan, if a Change of Control occurs and a participant’s employment is terminated within the two year period immediately following the Change of Control by the Company other than for Cause or Disability (each as defined in the CCS Plan) or by the participant for Good Reason (as defined in the CCS Plan), the participant will be entitled to certain payments and benefits in lieu of further salary payments subsequent to such termination and in lieu of severance benefits otherwise payable by the Company (but not including accrued vacation and similar benefits otherwise payable upon termination). In the event of such termination, the participant will receive a lump sum cash severance payment in an amount equal to the excess, if any, of (A) the product of (x) a benefits multiple (either 3, 2 or 1, depending on the participant’s position (a “Benefits Multiple”)), and (y) the sum of (i) the participant’s annual base salary immediately prior to termination or, if higher, immediately prior to the Change of Control, plus (ii) the participant’s targeted annual bonus for the year in which the termination occurs or, if higher, the participant’s average annual bonus for the three years immediately prior to the Change of Control; over (B) the aggregate value (determined in accordance with Section 280G of the Code) of the acceleration of vesting of the participant’s unvested stock options in connection with the Change of Control. An award to a participant under the Amgen Inc. Performance Award Program will be excluded from the calculation described in (B) above. The terms of the Amended and Restated 1988 Stock Option Plan, the 1991 Plan, and the Amended and Restated 1997 Special Non-Officer Equity Incentive Plan, Article II of the Amended and Restated 1993 Equity Incentive Plan, and Article II of the Amended and Restated 1999 Equity Incentive Plan contain the same definition of “change of control” as the CCS Plan definition, and such option plans provide for the acceleration of vesting of issued and outstanding stock options upon the occurrence of a change of control.
      Participants who are senior executive-level staff members (including each of the Named Executive Officers) have a Benefits Multiple of 3; participants who are senior management-level staff members at the level of “director” or equivalent and above have a Benefits Multiple of 2; and management-level staff members at the level of “associate director” or equivalent have a Benefits Multiple of 1.

      The Company will also provide the participant with continued health and other group insurance benefits for a period of one to three years (depending on the participant’s Benefits Multiple) after the participant’s termination of employment. In addition, the participant will be fully vested in his or her accrued benefits under the Company’s retirement plans and the Company will provide the participant with additional fully vested benefits under such plans, to the extent allowed under applicable law, in an amount equal to the benefits the participant would have earned under the plans had the participant continued to be employed by the Company for a number of years equal to the participant’s Benefits Multiple. If such benefits are not allowed under applicable law, a lump sum payment in an amount equal to the value of such benefits will be paid to the participant. The participant will also be indemnified by the Company and will be provided with directors’ and officers’ liability insurance (if applicable), each as set forth in the CCS Plan. If a Change of Control had occurred on the Effective Date, each of the Named Executive Officers would have received such indemnification and liability insurance. In addition, if any payment, distribution or acceleration of vesting of any stock option or other right with respect to a participant who is a “disqualified individual” (within the meaning of Section 280G of the Code) would be subject to the excise tax imposed by Section 4999 of the Code, then the Company will pay the participant an additional lump sum cash payment in an amount equal to 20% of the amount of the participant’s “excess parachute payments” (within the meaning of Section 280G of the Code).
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
Employment and Compensation Arrangements

Mr. George J. Morrow
      Mr. Morrow became Executive Vice President, Worldwide Sales and Marketing pursuant to an amended and restated offer letter, effective as of January 19, 2001. He became Executive Vice President, Global Commercial Operations in April 2003. The offer letter provided for a monthly salary of $54,167 and a $750,000 bonus that was paid within 30 days of the start of Mr. Morrow’s employment with the Company. Mr. Morrow was guaranteed a minimum incentive payment of $750,000 for each of 2001 and 2002 under the Company’s Amended and Restated Management Incentive Plan (the “MIP”). The Company will also pay Mr. Morrow a retention bonus of $200,000 on each of the first five one-year anniversaries of the start of his employment with the Company. The Company has also agreed to provide Mr. Morrow with certain non-qualified deferred compensation benefits. See “— Executive Nonqualified Retirement Plan.” In addition, the Company also agreed to maintain and pay the premiums on a term life insurance policy in the amount of $15,000,000 for Mr. Morrow’s benefit until 2006. The Company also agreed to either assume responsibility for, or provide alternative compensation with respect to, a split dollar life insurance policy provided to Mr. Morrow by his former employer. Prior to the Sarbanes-Oxley Act, the Company made a loan of $1,000,000 to Mr. Morrow. In compliance with the Sarbanes-Oxley Act, the Company no longer makes personal loans to executive officers prohibited by such act. See “Item 13. Certain Relationships and Related Transactions.”
      Mr. Morrow was granted an option to purchase 200,000 shares of Common Stock on January 19, 2001 with an exercise price of $60.00 per share. The Company also agreed to grant to Mr. Morrow an option under the periodic stock option program to purchase 150,000 shares of Common Stock in each of 2001 and 2002. On June 15, 2001, July 2, 2001 and July 1, 2002, respectively, the Company granted to Mr. Morrow an option to purchase 50,000 shares, 100,000 shares and 150,000 shares of Common Stock with a per share exercise price of $67.06, $61.67 and $38.36, respectively.
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

Dr. Roger M. Perlmutter
      Dr. Perlmutter became Executive Vice President, Research and Development pursuant to an amended and restated offer letter, effective as of January 8, 2001. The offer letter provided for a monthly salary of $54,167 and a $750,000 bonus that was paid within 30 days of the start of Dr. Perlmutter’s employment with the Company. Dr. Perlmutter was guaranteed a minimum incentive payment of $750,000 for each of 2001 and 2002 under the MIP. The Company will also pay Dr. Perlmutter a retention bonus of $200,000 on each of the first five one-year anniversaries of the start of his employment with the Company. The Company has also agreed to provide Dr. Perlmutter with certain non-qualified deferred compensation benefits. See “— Executive Nonqualified Retirement Plan.” In addition, the Company also agreed to maintain and pay the premiums on a term life insurance policy in the amount of $10,000,000 for Dr. Perlmutter’s benefit until 2007. Prior to the Sarbanes-Oxley Act, the Company made a loan of $1,000,000 to Dr. Perlmutter. In compliance with the Sarbanes-Oxley Act, the Company no longer makes personal loans to executive officers prohibited by such act. See “Item 13. Certain Relationships and Related Transactions.”
      Dr. Perlmutter was granted an option to purchase 200,000 shares of Common Stock on January 8, 2001 with an exercise price of $58.68 per share. The Company also agreed to grant to Dr. Perlmutter an option under the periodic stock option program to purchase 150,000 shares of Common Stock in each of 2001 and 2002. On June 15, 2001, July 2, 2001 and July 1, 2002, respectively, the Company granted to Dr. Perlmutter an option to purchase 50,000 shares, 100,000 shares and 150,000 shares of Common Stock with a per share exercise price of $67.06, $61.67 and $38.36, respectively. On January 8, 2001, Dr. Perlmutter was also awarded 111,500 shares of restricted Common Stock in consideration of his payment of $11.15. The Company has a right to repurchase the restricted stock at the price paid by Dr. Perlmutter in the event that his employment is terminated for any reason other than his death or permanent and total disability. The Company’s repurchase option shall lapse with respect to the following number of shares on the following dates: 40,000 shares on April 1, 2002; 23,750 shares on April 1, 2003; 23,750 shares on April 1, 2004 and 24,000 shares on April 1, 2005. On March 22, 2002, the offer letter was amended to accelerate the lapse of the repurchase option with respect to the first 40,000 shares to March 25, 2002 from April 1, 2002.
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

Mr. Richard D. Nanula
      Mr. Nanula became Executive Vice President pursuant to an amended and restated offer letter, effective as of May 14, 2001. He became the Company’s Chief Financial Officer in August 2001. The offer letter provided for a monthly salary of $50,000. Prior to the Sarbanes-Oxley Act, the Company made a loan of $3,000,000 to Mr. Nanula. In compliance with the Sarbanes-Oxley Act, the Company no longer makes personal loans to executive officers prohibited by such act. See “Item 13. Certain Relationships and Related Transactions.”
      Mr. Nanula was granted an option to purchase 200,000 shares of Common Stock on May 16, 2001 with an exercise price of $65.00 per share. The Company also agreed to grant to Mr. Nanula an option under the periodic stock option program to purchase 150,000 shares of Common Stock in each of 2001 and 2002. On June 15, 2001, July 2, 2001 and July 1, 2002, respectively, the Company granted to Mr. Nanula an option to purchase 50,000 shares, 100,000 shares and 150,000 shares of Common Stock with a per share exercise price of $67.06, $61.67 and $38.36, respectively. On May 14, 2001, Mr. Nanula was also awarded 85,000 shares of restricted Common Stock in consideration of his payment of $8.50. The Company has a right to repurchase the restricted stock at the price paid by Mr. Nanula in the event that his employment is terminated for any reason other than his death or permanent and total disability. The Company’s repurchase option shall lapse with respect to the following number of shares on the following dates: 20,000 shares on May 16, 2004; 20,000 shares on May 16, 2005 and 45,000 shares on May 16, 2006.

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

Mr. Edward V. Fritzky
      In connection with the Company’s acquisition of Immunex Corporation, the Company and Mr. Edward V. Fritzky entered into an employment agreement effective July 15, 2002. The employment agreement was amended and restated on January 2, 2003. Pursuant to the employment agreement, Mr. Fritzky was employed by the Company as a special advisor and was also appointed to the Board of Directors. The employment agreement, which terminated on July 15, 2004, provided for an annual base salary of not less than $500,000 for the term of the employment agreement. The Company also contributed a retention bonus of $1,000,000 to a deferred compensation account established for Mr. Fritzky. The retention bonus vested as follows: $500,000 on July 15, 2003 and $250,000 on each of January 15, 2004 and July 15, 2004. Additionally, in consideration of Mr. Fritzky’s waiver of any right to payment pursuant to the Immunex Corporation Leadership Continuity Policy, the Company made a one-time payment to Mr. Fritzky of $5.4 million.
      Mr. Fritzky was granted an option to purchase 450,000 shares of Common Stock on July 15, 2002 with an exercise price of $31.07 per share, with one third of the shares vesting upon grant and one third vesting on each of the first and second anniversaries of the date of grant. Mr. Fritzky was also awarded 100,000 shares of restricted Common Stock in consideration of his payment of $10.00. Upon the grant of the restricted Common Stock, 34,000 shares became fully vested. The remaining shares vested as follows: 33,000 shares on July 15, 2003 and 33,000 shares on July 15, 2004.
      Pursuant to the employment agreement, Mr. Fritzky received reimbursement of up to $250,000 annually for secretarial, communications and technology support services approved by the Company. Mr. Fritzky was also entitled to receive financial counseling and tax planning services. If Mr. Fritzky is subject to excise tax as imposed by Section 4999 of the Code on any benefits paid or payable to Mr. Fritzky (“Total Payments”), the Company will pay an additional amount (the “Gross-Up Payment”) such that the net amount retained by Mr. Fritzky, after deduction of any excise tax and any federal, state and local income and employment taxes and excise tax upon the Gross-Up Payment, and after taking into account the phase out of itemized deductions and personal exemptions attributable to the Gross-Up Payment is equal to the Total Payments.
      During the term of Mr. Fritzky’s employment under the agreement, he could not be employed by any person or company other than the Company, without the Company’s prior approval. Mr. Fritzky could, however, perform limited consulting services to certain companies, so long as the consulting did not violate Mr. Fritzky’s proprietary information and arbitration agreement with the Company or interfere with Mr. Fritzky’s duties under the employment agreement. Mr. Fritzky could also be self-employed, an independent contractor, a partner or a consultant in a venture fund, or a founding member of a biotechnology startup so long as these activities did not compete with the Company, violate the proprietary information and arbitration agreement or interfere with Mr. Fritzky’s duties under the employment agreement.

Compensation and management development committee interlocks and insider participation
      The Company’s Compensation Committee consists of Mr. Choate, Mr. Gluck, Adm. Reason, Dr. Rice and Mr. Schaeffer, all of whom are non-employee directors. Mr. Choate has a daughter and a son-in-law who are employed by the Company. See “Item 13. Certain Relationships and Related Transactions.”

Executive nonqualified retirement plan
      The Amgen Inc. Executive Nonqualified Retirement Plan has been established to provide supplemental retirement income benefits for a select group of management and highly compensated employees through Company contributions. Participants are selected by the Compensation Committee. Mr. Morrow and Dr. Perlmutter are currently the only participants in this plan.

      Under the plan, if Mr. Morrow is actively employed by the Company on January 19, 2006, the Company will credit a deferred compensation account with $15,000,000 for his benefit. In the event that Mr. Morrow’s employment with the Company is terminated without cause prior to January 19, 2006, the Company will pay to Mr. Morrow, between January 2 and January 31 of the year following the year in which his employment was terminated, a prorated portion of the $15,000,000. This prorated portion will be equal to the ratio of the number of full months of Mr. Morrow’s active employment with the Company and 60 months; provided, however, that if the termination of Mr. Morrow’s employment occurs within two years after a change of control of the Company, Mr. Morrow will receive the prorated portion described above, plus an amount equal to $15,000,000 minus the sum of the prorated portion, and an amount equal to the aggregate spread between the exercise prices of Mr. Morrow’s unvested stock options which are in-the-money, and the vesting of which is accelerated by the change of control of the Company, and the NASDAQ closing price of the Common Stock on the date of the change of control.
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
      Under the plan, if Dr. Perlmutter is actively employed by the Company on September 16, 2007, the Company will credit a deferred compensation account with $10,000,000 for his benefit. In the event that Dr. Perlmutter’s employment with the Company is terminated without cause prior to September 16, 2007, the Company will pay to Dr. Perlmutter, between January 2 and January 31 of the year following the year in which his employment was terminated, a prorated portion of the $10,000,000. This prorated portion will be equal to the ratio of the number of full months of Dr. Perlmutter’s active employment with the Company and 80 months; provided, however, that if the termination of Dr. Perlmutter’s employment occurs within two years after a change of control of the Company, Dr. Perlmutter will receive the prorated portion described above, plus an amount equal to $10,000,000 minus the sum of the prorated portion, and an amount equal to the aggregate spread between the exercise prices of Dr. Perlmutter’s unvested stock options which are in-the-money, and the vesting of which is accelerated by the change of control of the Company, and the NASDAQ closing price of the Common Stock on the date of the change of control.
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

Nonqualified deferred compensation plan
      The Amgen Nonqualified Deferred Compensation Plan (the “DCP”) was established to provide eligible participants with an opportunity to defer all or a portion of their compensation and to earn tax-deferred returns on the deferrals. Directors, officers and other key employees of the Company selected by the Compensation Committee (including each of the Named Executive Officers) are eligible to participate in the DCP. Directors may defer all or a portion of their retainers, chair fees and meeting fees. All other participants may defer up to a maximum of 50% of their annual base salary and up to a maximum of 100% of their annual incentive bonus, with a minimum deferral amount of $2,000. Under the DCP, the Company may, in its sole discretion, credit any amount it desires to any participant’s account.
      The DCP is an unfunded plan for tax purposes and for purposes of Title I of the Employee Retirement Income Security Act of 1974, as amended. A “rabbi trust” has been established to satisfy the Company’s obligations under the DCP.
      The Compensation Committee selects measurement funds consisting of mutual funds, insurance company funds, indexed rates or other methods for participants to choose from for the purpose of providing the basis on which gains and losses shall be attributed to account balances under the DCP. Participants are entitled to select one or more measurement funds and they do not have an ownership interest in the measurement funds they select. The Compensation Committee may, in its sole discretion, discontinue, substitute, or add measurement funds at any time. Payments from the DCP are made in a lump sum or in annual installments for up to ten years at the election of the participant. In addition, participants may elect to receive a short-term payout of a deferral as soon as three years after the end of the plan year in which the deferral was made.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan Information
      The following table sets forth certain information as of December 31, 2004 concerning our common stock that may be issued upon the exercise of options or pursuant to purchases of stock under all of our equity compensation plans approved by stockholders and equity compensation plans not approved by stockholders in effect as of December 31, 2004:

				(c)
	(a)			Number of
	Number of	(b)		Securities Remaining
	Securities to be	Weighted		Available for Future
	Issued Upon	Average		Issuance Under
	Exercise of	Exercise Price		Equity Compensation
	Outstanding	Outstanding		Plans (Excluding
	Options and	Options and		Securities Reflected
Plan Category	Rights	Rights		in Column (a))

Equity compensation plans approved by Amgen security holders:
Amended and Restated 1987 Directors’ Stock Option Plan(1)	121,600	$10.45		—
Amended and Restated 1991 Equity Incentive Plan	16,851,899	$56.83		38,239,303
Amended and Restated Employee Stock Purchase Plan	—	$—	(2)	12,431,637

Total Approved Plans	16,973,499	$56.49		50,670,940
Equity compensation plans not approved by Amgen security holders:
Amended and Restated 1993 Equity Incentive Plan(3)	5,241,185	$26.77		—
Amended and Restated 1999 Equity Incentive Plan(3)	10,085,813	$58.07		6,711,124
Amgen Inc. Amended and Restated 1997 Equity Incentive Plan(4)	3,478,667	$31.14		600,103
Tularik Inc. 1991 Stock Plan(4)	21,272	$1.95		—
Tularik Inc. Amended and Restated 1997 Non-Employee Directors’ Stock Option Plan(4)	—	$—		—
Amended and Restated 1997 Special Non-Officer Equity Incentive Plan	53,411,760	$51.31		1,976,219
Foreign Affiliate Plans:
Amgen Limited Sharesave Plan	—	$—	(5)	372,839
The Amgen Limited 2000 UK Company Employee Share Option Plan(6)	—	$—		300,000

Total Unapproved Plans	72,238,697	$49.49		9,960,285

Total All Plans	89,212,196	$50.82		60,631,225

(1)	The Amended and Restated 1987 Directors’ Stock Option Plan (the “1987 Plan”) terminated on January 27, 1997. Although there are options still outstanding under the 1987 Plan, no shares are available for issuance under this plan for future grants.

(2)	The purchase occurred on December 31, 2004 (the “Purchase Date”) with a purchase of an aggregate 1,219,582 shares of Common Stock at a purchase price of $53.00 per share, such purchase price reflects the lesser of 85% of either the closing price of the Common Stock on the Purchase Date or the closing price of the Common Stock on the start date of the applicable employee’s participation in the plan.

(3)	These plans were assumed pursuant to the terms of the merger agreement between Amgen and Immunex Corporation which was approved by our stockholders in May 2002. Both plans were previously approved by Immunex Corporation’s shareholders. The Amended and Restated 1993 Equity Incentive Plan terminated on March 11, 2003 and no shares are available for issuance under the 1993 Plan for future grants.

(4)	These plans were assumed by Amgen in connection with the merger of Tularik Inc. with and into Amgen SF, LLC, a wholly owned subsidiary of Amgen, on August 13, 2004 (the “Merger”). All of these plans were previously approved by Tularik Inc.’s shareholders. The Tularik Inc. 1991 Stock Plan (the “Tularik 1991 Plan”) was terminated on March 14, 1997 by Tularik Inc. The Tularik Inc. Amended and Restated 1997 Non-Employee Directors’ Stock Option Plan (the “1997 Director Plan”) was terminated pursuant to its terms by the Board of Directors of Amgen Inc. on the date of the Merger. Although there are options still outstanding under the Tularik 1991 Plan and the 1997 Director Plan, no shares are available for issuance under these plans for future grants.

(5)	As of December 31, 2003, there were no further offerings under the Amgen Limited Sharesave Plan and last share purchase under this plan was March 31, 2003.

(6)	Although 300,000 shares of common stock are authorized for issuance under the Amgen Limited 2000 UK Company Employee Share Option Plan, no shares have been issued under this plan.
Summary of Equity Compensation Plans Not Approved by Stockholders
      The following is a summary of the equity compensation plans, which have shares available for issuance for future grants as of December 31, 2004 and were adopted or assumed by the Board without the approval of our stockholders:

Amended and Restated 1999 Equity Incentive Plan
      The Amended and Restated 1999 Equity Incentive Plan (formerly known as the Immunex Corporation 1999 Stock Option Plan) (the “1999 Plan”) was assumed pursuant to the terms of the merger agreement between the Company and Immunex Corporation which was approved by the Company’s stockholders in May 2002. The plan was previously approved by Immunex Corporation’s shareholders. The 1999 Plan consists of two articles — Article I which governs awards granted prior to July 15, 2002 (the “Restatement Date”) and Article II which governs awards granted on or after the Restatement Date. As the terms of Stock Awards (as defined below) made pursuant to the 1999 Plan going forward are governed exclusively by Article II of the plan, the following is a description of the material provisions of Article II of the 1999 Plan. This description is qualified in its entirety by reference to the 1999 Plan itself, which was filed as an exhibit to the Company’s Form S-8 dated July 16, 2002.
      Stock Subject to the 1999 Plan. Subject to adjustments upon certain changes in the common stock, the shares available for issuance under the 1999 Plan upon exercise of the outstanding grants made pursuant to the 1999 Plan are Amgen’s common stock. The number of shares authorized for issuance under the 1999 Plan is 19,273,852. Awards of (i) incentive stock options, (ii) nonqualified stock options, (iii) stock bonuses, and (iv) rights to purchase restricted stock (“Stock Award”) may be granted under the 1999 Plan.
      Administration. The 1999 Plan is administered by the Board of Directors. The Board of Directors has delegated administration of the 1999 Plan to the committees of the Board and certain officers of Amgen Inc.
      Eligibility. Incentive stock options may be granted under the 1999 Plan to all employees (including officers) of Amgen or its affiliates. All employees (including officers) and directors of Amgen or its affiliates and consultants to Amgen or its affiliates, or trusts for the benefit of such an employee, director or consultant or his or her spouse or members of their immediate family (“permitted trusts”) designated by any such employee, director or consultant, are eligible to receive Stock Awards other than incentive stock options under the 1999 Plan.
      For incentive stock options granted under the 1999 Plan, the aggregate fair market value, determined at the time of grant, of the shares of common stock with respect to which such options are exercisable for the first time by an optionee during any calendar year (under all such plans of Amgen or any affiliate of Amgen) may not exceed $100,000. No person may receive Stock Awards for more than 649,455 shares of common stock in any calendar year.
      Terms of Discretionary Options. The following is a description of the permissible terms of options granted under the 1999 Plan, other than options awarded to non-employee directors which are described below under the heading “Terms of Non-Discretionary Options Awarded to Non-Employee Directors” (the options described in this section are referred to as “Discretionary Options”). Individual Discretionary Option grants may be more restrictive as to any or all of the permissible terms described below.
      The exercise price of Discretionary Options must be equal to at least 100% of the fair market value of the underlying stock on the date of the option grant. The exercise price of Discretionary Options must be paid either: (i) in cash at the time the option is exercised; or (ii) at the discretion of the Board, (a) by delivery of common stock of Amgen that has been held for the period required to avoid a charge to Amgen’s earnings, (b) pursuant to a deferred payment or other arrangement, or (c) in any other form of legal consideration acceptable to the Board.
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
      The maximum term of Discretionary Options is 10 years. Absent death, disability or voluntary retirement in certain circumstances, Discretionary Options generally terminate three months after termination of the optionee’s employment or relationship as a consultant or director of Amgen or any affiliate of Amgen. Individual options by their terms may provide for exercise within a longer period of time following termination of employment or the relationship as a director or consultant.
      Discretionary Options either become exercisable in cumulative increments or are exercisable in full immediately. The Board has the power to accelerate the beginning of the period during which an option may be exercised (the “vesting date”). Options granted from the Restatement Date under the 1999 Plan typically vest at the rate of 25% per year during the optionee’s employment or service as a consultant. Stock options typically provide for the acceleration of the vesting of options if the optionee voluntarily retires at or after age 60 after having been an employee of Amgen or its affiliate for at least fifteen consecutive years and such retirement is not the result of permanent and total disability (“Voluntary Retirement”). Generally, if any optionee shall terminate his or her employment or relationship as a director or consultant with Amgen or an affiliate due to death or disability, then, in such event, the vesting date for those Discretionary Options granted to such employee, director or consultant or to the permitted trust of such employee, director or consultant which have not vested as of the date of such employee’s, director’s or consultant’s termination for reasons of death or disability shall automatically be accelerated by twelve months for each full year of employment or relationship with Amgen of such employee, director or consultant. Upon Voluntary Retirement, Discretionary Options shall not terminate until the earlier of the termination date set forth in the applicable grant agreement or three years following the date of Voluntary Retirement. The Board also has the power to accelerate the time during which a Discretionary Option may be exercised. To the extent provided by the terms of a Discretionary Option, an optionee may satisfy any federal, state or local tax withholding obligations relating to the exercise of such option by (1) a cash payment upon exercise, (2) by authorizing Amgen to withhold a portion of the stock otherwise issuable to the optionee, (3) by delivering already-owned stock of Amgen or (4) by a combination of these means.
      Terms of Non-Discretionary Options Awarded to Non-Employee Directors. The Board may from time to time adopt award programs under the 1999 Plan providing for the grant of formula or non-discretionary Stock Awards to directors of Amgen who are not employees of Amgen or any affiliate. The terms and conditions of any such program shall be established by the Board in its sole discretion, subject to the terms and conditions of the 1999 Plan.
      Terms of Stock Bonuses and Purchases of Restricted Stock. Stock bonuses and purchases of restricted stock shall be in such form and contain such terms and conditions as the Board shall deem appropriate. The following is a description of some of the permissible terms of stock bonuses and purchases of restricted stock under the 1999 Plan. Individual stock bonuses or purchases of restricted stock may be more restrictive as to any or all of the permissible terms described below or on different terms and conditions.
      The purchase price under each stock purchase agreement shall be determined by the Board and may provide for a nominal purchase price or a purchase price that is less than fair market value of the underlying common stock on the award date. The Board may determine that eligible participants may be awarded stock pursuant to a stock bonus agreement in consideration for past services actually rendered to Amgen or for its benefit.
      The purchase price of stock acquired pursuant to a stock purchase agreement must be paid in accordance with the same terms as Discretionary Options. See “Terms of Discretionary Options.”
      Shares of common stock sold or awarded under the 1999 Plan may, but need not, be subject to a repurchase option in favor of the Company in accordance with a vesting schedule determined by the Board. To the extent provided by the terms of a stock bonus or restricted stock purchase agreement, a participant may satisfy any federal, state or local tax withholding obligations relating to the lapsing of a repurchase option or vesting of a stock bonus or a restricted stock award in the same manner as that of Discretionary Options. See “Terms of Discretionary Options.”
      Generally, rights under a stock bonus or restricted stock purchase agreement shall not be assignable by any participant under the 1999 Plan.
      Adjustment Provisions. If there is any change in the stock subject to the 1999 Plan or subject to any Stock Award granted under the 1999 Plan (through merger, consolidation, reorganization, recapitalization, stock dividend, dividend in property other than cash, stock split, liquidating dividend, combination of shares, exchange of shares, change in corporate structure or other transaction not involving the receipt of consideration by the Company), the 1999 Plan and outstanding Stock Awards thereunder will be appropriately adjusted as to the class and the maximum number of shares subject to such plan, the maximum number of shares which may be granted to a participant in a calendar year, the class, number of shares and price per share of stock subject to such outstanding Stock Awards.
      Change in Control. For purposes of the 1999 Plan, a Change in Control occurs at the following times: (i) upon the acquisition of beneficial ownership of 50% or more of either the then outstanding shares of common stock or the combined voting power of the Company’s then outstanding voting securities entitled to vote generally in the election of directors; or (ii) at the time individuals making up the Incumbent Board (as defined in the 1999 Plan) cease for any reason to constitute at least a majority of the Board; or (iii) immediately prior to the consummation by the Company of a reorganization, merger, or consolidation with respect to which persons who were the stockholders of the Company immediately prior to such transaction do not, immediately thereafter, own more than 50% of the combined voting power of the reorganized, merged or consolidated company’s voting securities entitled to vote generally in the election of directors, or a liquidation or dissolution of the Company or the sale of all or substantially all of the assets of the Company; or (iv) the occurrence of any other event which the incumbent Board determines is a Change of Control. Upon the occurrence of a Change in Control, to the extent permitted by applicable law, the vesting and exercisability of any outstanding Stock Awards under the 1999 Plan will accelerate. Upon and following such acceleration, at the election of the holder of the Stock Award, the Stock Award may be (a) exercised with respect to stock options or, if the surviving or acquiring corporation agrees to assume the Stock Awards or substitute similar awards, (b) assumed or (c) replaced with substitute Stock Awards. Options not exercised, substituted or assumed prior to or upon the Change in Control shall be terminated.
      Duration, Amendment and Termination. The Board may suspend or terminate the 1999 Plan without stockholder approval or ratification at any time or from time to time. No incentive stock options may be granted under the 1999 Plan after February 22, 2009. No amendment, suspension or termination may impair the rights or obligations under any Stock Award except with the consent of the person to whom the Stock Award was granted.

Amgen Inc. Amended and Restated 1997 Equity Incentive Plan
      The Amgen Inc. Amended and Restated 1997 Equity Incentive Plan (formerly known as the Tularik Inc. 1997 Equity Incentive Plan, as amended) (the “Acquired 1997 Plan”) was assumed by Amgen in connection with the merger of Tularik Inc. with and into Amgen SF, LLC, a wholly owned subsidiary of Amgen on August 13, 2004. The Acquired 1997 Plan was previously approved by Tularik Inc.’s shareholders. The Acquired 1997 Plan consists of two articles — Article I which governs awards granted prior to August 13, 2004 (the “Restatement Date”) and Article II which governs awards granted on or after the Restatement Date. As the terms of options grants made pursuant to the Acquired 1997 Plan going forward are governed exclusively by Article II of the plan, the following is a description of the material provisions of Article II of the Acquired 1997 Plan. This description is qualified in its entirety by reference to the Acquired 1997 Plan itself, which was filed as an exhibit to the Company’s Form S-8 dated August 16, 2004. Except as described below, the material provisions of Article II of the Acquired 1997 Plan are substantially similar to those of Article II of the 1999 Plan described above (reference to the 1999 Plan are deemed to be replaced with references to the Acquired 1997 Plan, as applicable):

•	The Acquired 1997 Plan will terminate on March 2, 2007;
      Subject to adjustments upon certain changes in the common stock, the number of shares authorized for issuance under Article II of the Acquired 1997 Plan is 1,153,152;

•	As of February 10, 2005, 422,934 shares remain available for future grants under Article II of the Acquired 1997 Plan and if any Stock Award granted under the Acquired 1997 Plan expires or otherwise terminates without having been exercised in full, the common stock not purchased under the rights issued under Article II of the Acquired 1997 Plan shall again become available for issuance under the Acquired 1997 Plan; and

•	No Stock Award may be granted to any person under Article II of the Acquired 1997 Plan who is an employee or director of or consultant to the Company or its affiliates (other than Tularik Inc.) on the Restatement Date;

•	Under Article II of the Acquired 1997 Plan, no person may receive Stock Awards for more than 451,000 shares of common stock in any calendar year;

•	Subject to adjustments upon certain changes in the common stock, under Article II of the Acquired 1997 Plan no more than 902,006 of the shares eligible for issuance under the plan in any calendar year may be issued upon exercise of Incentive Stock Options under the plan;

•	The purchase price under each stock purchase agreement shall be not less than fifty (50%) of the fair market value of the Company’s Common Stock on the date such award is made; and

•	The Board shall have the power to condition the grant or vesting of stock bonuses and rights to purchase restricted stock under Article II of the Acquired 1997 Plan upon attainment of performance goals with respect to any one or more of the following business criteria with respect to the Company, any affiliate, any division, any operating unit or any product line: (i) return on capital, assets or equity, (ii) sales or revenue, (iii) net income, (iv) cash flow, (v) earnings per share, (vi) adjusted earnings or adjusted net income (as defined by the plan), (vii) working capital, (vii) total shareholder return, (ix) economic value or (x) product development, research, in-licensing, out-licensing, litigation, human resources, information services, manufacturing, manufacturing capacity, production, inventory, site development, plant, building or facility development, government relations, product market share, mergers, acquisitions or sales of assets or subsidiaries.

Amended and Restated 1997 Special Non-Officer Equity Incentive Plan
      The Amended and Restated 1997 Special Non-Officer Equity Incentive Plan (the “1997 Plan”) was adopted by the Company on December 8, 1997. This description is qualified in its entirety by reference to the 1997 Plan itself, which was filed as an exhibit to the Company’s Form 10-Q for the quarter ended September 30, 2002. Except as described below, the material provisions of the 1997 Plan are substantially similar to those of Article II of the 1999 Plan described above (reference to the 1999 Plan are deemed to be replaced with references to the 1997 Plan, as applicable):

•	The 1997 Plan does not have a set termination date;

•	Officers who are appointed by the Board are excluded from the 1997 Plan;

•	The 1997 Plan does not provide for non-discretionary grants to Directors of the Company;

•	Subject to adjustments upon certain changes in the common stock, the number of shares authorized for issuance under the 1997 Plan is 101,000,000;

•	As of February 10, 2005, 2,459,348 shares remain available for future grants under the 1997 Plan and if any Stock Award granted under the 1997 Plan expires or otherwise terminates without having been exercised in full, the common stock not purchased under the rights issued under Article II of the 1997 Plan shall again become available for issuance under the 1997 Plan; and

•	Under the 1997 Plan, no person may receive Stock Awards for more than 2,000,000 shares of common stock in any calendar year.

The Amgen Limited Sharesave Plan
      The Amgen Limited Sharesave Plan (the “Sharesave Plan”) was adopted by the Board of Directors of Amgen Limited, the Company’s indirectly wholly-owned UK subsidiary, and approved by the Board of Directors of the Company in October 1998. In general, the Sharesave Plan authorizes Amgen Limited to grant options to certain employees of Amgen Limited to buy shares of the Company’s common stock during three-year offering periods through savings contributions and guaranteed company bonuses. The principal purposes of the Sharesave Plan are to provide the Company’s eligible Amgen Limited employees with benefits comparable to those received by U.S. employees under the Company’s Amended and Restated Employee Stock Purchase Plan through the granting of options. Under the Sharesave Plan, not more than 400,000 shares of common stock are authorized for issuance upon exercise of options subject to adjustment upon certain changes in the Company’s common stock. The Sharesave Plan is administered by the Board of Directors of Amgen Limited. Options are generally exercisable during the six months following the three year offering period at an exercise price determined by the Board, which cannot be less than 80% of the market value of the Company’s common stock determined in accordance with sections 272 and 273 of the UK Taxation of Chargeable Gains Act of 1992 (the “Act of 1992”) and agreed for the purpose of the Sharesave Plan with the Shares Valuation Division (the “Division”) of the Inland Revenue for the business day last preceding the date of invitation (the “Exercise Price Determination Process”) at the commencement of the offering. Amounts in the Sharesave Plan are paid to the participants to the extent that options are not exercised.

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

Common Stock
      The following table sets forth certain information regarding the beneficial ownership of the Company’s Common Stock as of February 28, 2005, by: (i) each director and nominee; (ii) the Company’s Chief Executive Officer, and each of its other four most highly compensated executive officers for the year ended December 31, 2004 (collectively the “Named Executive Officers”); and (iii) all directors and nominees, Named Executive Officers and executive officers of the Company as a group. To the Company’s knowledge, there were no holders beneficially owning more than 5% of the Common Stock as of February 28, 2005.

	Common Stock
	Beneficially Owned(1)(2)

	Number of	Percent of
Beneficial Owner	Shares	Total

David Baltimore	134,243	*
Frank J. Biondi, Jr.	97,000	*
Jerry D. Choate	150,643	*
Edward V. Fritzky(3)	839,533	*
Frederick W. Gluck	91,643	*
Frank C. Herringer(4)	12,075	*
Franklin P. Johnson, Jr.(5)	2,440,870	*
Gilbert S. Omenn(6)	296,801	*
Judith C. Pelham	106,643	*
J. Paul Reason	82,693	*
Donald B. Rice	118,643	*
Leonard D. Schaeffer	25,000	*
Kevin W. Sharer(7)	976,911	*
George J. Morrow	315,002	*
Roger M. Perlmutter	399,260	*
Dennis M. Fenton(8)	512,235	*
Richard D. Nanula	425,000	*
All directors and nominees, Named Executive Officers and executive officers as a group (20 individuals)(3)(4)(5)(6)(7)(8)	7,361,221	*

*	Less than 1%

(1)	Information in this table is based on the Company’s records and information provided by directors, nominees, Named Executive Officers and executive officers. Unless otherwise indicated in the footnotes and subject to community property laws where applicable, each of the directors and nominees, Named Executive Officers and executive officers has sole voting and/or investment power with respect to such shares.

(2)	Includes shares which the individuals shown have the right to acquire as of February 28, 2005, or within 60 days thereafter, as follows: Dr. Baltimore, 129,000 shares; Mr. Biondi, 97,000 shares; Mr. Choate, 145,000 shares; Mr. Fritzky, 601,800 shares; Mr. Gluck, 85,000 shares; Mr. Johnson, 122,200 shares; Dr. Omenn, 122,200 shares; Ms. Pelham, 101,000 shares; Adm. Reason, 81,000 shares; Dr. Rice, 113,000 shares; Mr. Schaeffer, 25,000 shares; Mr. Sharer, 943,820 shares; Mr. Morrow, 305,002 shares; Dr. Perlmutter, 340,000 shares; Dr. Fenton, 383,648 shares; and Mr. Nanula, 360,000 shares. Such shares are deemed to be outstanding in calculating the percentage ownership of such individual (and the group), but are not deemed to be outstanding as to any other person.

(3)	Includes 1,056 shares held by Mr. Fritzky’s children.

(4)	Includes 10,075 shares held by family trusts.

(5)	Includes 600,000 shares held by Asset Management Partners, a venture capital limited partnership, of which Mr. Johnson is the general partner. As the general partner, Mr. Johnson may be deemed to have voting and investment power as to all of these shares, and therefore may be deemed to be a beneficial owner of such shares. Also includes 1,006,627 shares held by a family trust.

(6)	Includes 5,590 shares held by one of Dr. Omenn’s children.

(7)	Includes 33,091 shares held by a trust.

(8)	Includes 108,587 shares held by family trusts.

Contractual Contingent Payment Rights
      In 1993, the Company exercised its option to purchase the Class A and Class B limited partnership interests of Amgen Clinical Partners, L.P. (the “Partnership”), a limited partnership previously formed to develop and commercialize products from certain technologies for human pharmaceutical use in the United States. As a result of the Company exercising such option, each then-holder of a limited partnership interest in the Partnership acquired contractual contingent payment rights (“CCPR”s) based on the number of such holder’s interests. Certain of the Company’s directors owned Class A partnership interests in the Partnership and are current owners of CCPRs. CCPRs are not voting securities but entitle the holders thereof to receive quarterly payments, subject to certain adjustments, equal to a stated percentage of the Company’s sales of certain products in specified geographic areas. In 2004, each such director earned $200,368 for each whole Class A CCPR held. The following table sets forth certain information regarding the ownership of the Company’s Class A CCPRs as of February 28, 2005, by: (i) each director and nominee; (ii) each of the Named Executive Officers; and (iii) all directors and nominees, Named Executive Officers and executive officers as a group:

Contractual Contingent
Payment Rights
Benefically Owned(1)

	Number of	Percent of
Beneficial Owner	Rights	Total

David Baltimore	—	*
Frank J. Biondi,Jr.	—	*
Jerry D. Choate	—	*
Edward V. Fritzky	—	*
Frederick W. Gluck	—	*
Frank C. Herringer	—	*
Franklin P. Johnson, Jr.(2)	4.0	*
Gilbert S. Omenn	0.5	*
Judith C. Pelham	—	*
J. Paul Reason	—	*
Donald B. Rice	—	*
Leonard D. Schaeffer	—	*
Kevin W. Sharer	—	*
George J. Morrow	—	*
Roger M. Perlmutter	—	*
Dennis M. Fenton	—	*
Richard D. Nanula	—	*
All directors and nominees, Named Executive Officers and executive officers as a group(20 individuals)	4.5	*

*	Less than 1%

(1)	Information in this table is based on the Company’s records and information provided by directors, nominees, Named Executive Officers and executive officers. Unless otherwise indicated in the footnotes and subject to community property laws where applicable, each holder of a CCPR has sole investment power with respect to such right(s) beneficially owned.

(2)	Includes four rights held by Asset Management Partners, a venture capital limited partnership, of which Mr. Johnson is the general partner. As the general partner, Mr. Johnson may be deemed to have investment power as to all of these rights, and therefore may be deemed to be a beneficial owner of such rights.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Loans to Executive Officers
      As a result of the Sarbanes-Oxley Act of 2002, the Company no longer makes personal loans to executive officers that are prohibited by such act. Prior to the Sarbanes-Oxley Act, the Company had made personal loans to the executive officers of the Company listed below, generally in connection with their relocation closer to the Company. The annual interest rate on the loans to each officer, except the loan to Mr. Nanula, was 3% during the year ended December 31, 2004 and will be 3% for the year ending December 31, 2005. These interest rates are established and adjusted annually based on the average introductory rates on adjustable loans offered by California banks and savings and loans. The loan to Mr. Nanula is fixed at 5% for the term of the loan.

			Largest
			Aggregate	Aggregate
			Indebtedness	Outstanding
		Original	Since	Indebtedness
		Amount of	January 1,	at March 1,
Name	Date of Loan	Loan ($)	2004 ($)	2005 ($)

Hassan Dayem	July 2002	500,000	500,000	500,000
Brian M. McNamee	May 2001	500,000	500,000	—
George J. Morrow	March 2001	1,000,000	750,000	500,000
Richard D. Nanula	June 2001	3,000,000	3,212,500	3,100,000
Roger M. Perlmutter	June 2001	1,000,000	1,000,000	1,000,000
Philanthropy
      In 2000, the Company established a $2,000,000 endowed professorship at the California Institute of Technology (“Cal Tech”) in honor of Gordon Binder, the Company’s former Chairman and Chief Executive Officer. The endowment was paid in installments beginning in 2000. As of December 31, 2004, the Company has paid the full $2,000,000 under the endowment. Dr. Baltimore, a member of the Board, has been the President of Cal Tech since December 1996.
      The Amgen Foundation (the “Foundation”) seeks to advance science education, improve quality of care and access for patients, and support resources that create sound communities in which we live and work. The Foundation makes contributions to regional and national nonprofit organizations that complement Amgen’s dedication to significantly improving people’s lives. In 2002, the Foundation pledged $1,000,000 to the UCSB Foundation in support of the John Carbon Chair in Biochemistry and Molecular Biology. As of December 31, 2004, the Company has paid the full $1,000,000 under the pledge. Mr. Gluck, a member of the Board, serves on the Board of Trustees of the UCSB Foundation.
Other Relationships
      Amy Choate and Charles Lear, daughter and son-in-law, respectively, of Mr. Choate, a member of the Board, are employed by the Company as a human resources manager and as a manager of information systems communications, respectively. In 2004, Ms. Choate and Mr. Lear were paid $133,229 and $107,219, respectively, in salary and bonus and also participated in the Company’s periodic stock option program.
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

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Registered Public Accountants
      The following summarizes the fees paid to Ernst & Young LLP for the years ended December 31, 2004 and 2003:

	2004	2003

Audit	$4,970,000	$2,215,000
Audit-Related	230,000	615,000
Tax	814,000	1,760,000
All Other	18,000	15,000

Total Fees	$6,032,000	$4,605,000

      Audit-Related fees are primarily attributable to audits of affiliated companies and of the Company’s retirement plans. The 2003 Audit-Related fees also include amounts for audits of third party royalties owed to the Company. Tax fees are primarily attributable to various corporate tax planning and compliance activities and expatriate tax compliance. All Other fees are attributable to the Company’s subscription to an Ernst & Young LLP online service used for accounting research purposes. Ernst & Young LLP did not perform any professional services with respect to information systems design and implementation for the years ended December 31, 2004 and 2003. The Audit Committee has considered whether the Audit-Related, Tax and All Other services provided by Ernst & Young LLP are compatible with maintaining that firm’s independence.
      From and after the effective date of the SEC rule requiring Audit Committee pre-approval of all audit and permissible non-audit services provided by independent registered public accountants, the Audit Committee has pre-approved all audit and permissible non-audit services provided by Ernst & Young LLP.
PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
      (a)1.     Index to Financial Statements
      The following Financial Statements are included herein:

Page
Number

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm	F-1
Consolidated Statements of Operations for each of the three years in the period ended December 31, 2004	F-2
Consolidated Balance Sheets at December 31, 2004 and 2003	F-3
Consolidated Statements of Stockholders’ Equity for each of the three years in the period ended December 31, 2004	F-4
Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2004	F-5
Notes to Consolidated Financial Statements	F-6 - F-28

      (a)2.     Index to Financial Statement Schedules
      The following Schedule is filed as part of this Form 10-K Annual Report:

Page
Number

II. Valuation Accounts	F-29
      All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated statements or notes thereto.
      (a)3.     Exhibits

Exhibit No.		Description

3.1		Restated Certificate of Incorporation as amended.(9)
3.2		Amended and Restated Bylaws of Amgen Inc. (as amended and restated July 13, 2004).(43)

3.3		Certificate of Amendment of Restated Certificate of Incorporation.(17)

3.4		Certificate of Designations of Series A Junior Participating Preferred Stock.(20)

4.1		Indenture dated January 1, 1992 between the Company and Citibank N.A., as trustee.(3)

4.2		First Supplement to Indenture, dated February 26, 1997 between the Company and Citibank N.A., as trustee.(6)

4.3		Officer’s Certificate pursuant to Sections 2.1 and 2.3 of the Indenture, as supplemented, establishing a series of securities “8 1/8% Debentures due April 1, 2097.”(8)

4.4		8 1/8% Debentures due April 1, 2097.(8)

4.5		Form of stock certificate for the common stock, par value $.0001 of the Company.(9)

4.6		Officer’s Certificate pursuant to Sections 2.1 and 2.3 of the Indenture, dated as of January 1, 1992, as supplemented by the First supplemental Indenture, dated as of February 26, 1997, each between Amgen Inc. and Citibank, N.A., as Trustee, establishing a series of securities entitled “6.50% Notes Due December 1, 2007”.(11)

4.7		6.50% Notes Due December 1, 2007 described in Exhibit 4.6.(11)

4.8		Corporate Commercial Paper — Master Note between and among Amgen Inc., as Issuer, Cede & Co., as nominee of The Depository Trust Company and Citibank, N.A. as Paying Agent.(12)

4.9		Indenture, dated as of August 4, 2003, between the Company and JP Morgan Chase Bank, N.A., as trustee.(46)

4.10		Indenture, dated as of March 1, 2002, between Amgen Inc. and LaSalle Bank National Association.(27)

4.11		Form of Liquid Yield Optiontm Note due 2032.(27)

4.12		Registration Rights Agreement, dated as of March 1, 2002, between Amgen Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated.(27)

4.13		Officers’ Certificate of Amgen Inc. dated November 18, 2004, including forms of the Company’s 4.00% Senior Notes due 2009 and 4.85% Senior Notes due 2014.(48)

4.14		Form of 4.00% Senior Note due 2014.(48)

4.15		Registration Rights Agreement, dated as of November 18, 2004, among Amgen Inc. and Morgan Stanley & Co. and Merrill Lynch, Pierce, Fenner & Smith Incorporated as representatives of the several initial purchasers.(48)

4.16		Supplemental Indenture, dated as of March 2, 2005, between Amgen Inc. and LaSalle Bank National Association.(52)

10	.1+	Amended and Restated 1991 Equity Incentive Plan(as of December 2004).(49)

10	.2+	Amgen Inc. Amended and Restated 1997 Equity Incentive Plan(as of August 2004).(50)

10.3		Shareholder’s Agreement of Kirin-Amgen, Inc., dated May 11, 1984, between the Company and Kirin Brewery Company, Limited.(20)

10.4		Amendment Nos. 1, 2, and 3, dated March 19, 1985, July 29, 1985 and December 19, 1985, respectively, to the Shareholder’s Agreement of Kirin-Amgen, Inc., dated May 11, 1984.(17)

10.5		Product License Agreement, dated September 30, 1985, and Technology License Agreement, dated, September 30, 1985 between Amgen Inc. and Ortho Pharmaceutical Corporation.(17)

Exhibit No.		Description

10.6		Product License Agreement, dated September 30, 1985, and Technology License Agreement, dated September 30, 1985 between Kirin-Amgen, Inc. and Ortho Pharmaceutical Corporation.(17)

10	.7+	Amended and Restated Employee Stock Purchase Plan of Amgen Inc.(17)

10.8		Research, Development Technology Disclosure and License Agreement PPO, dated January 20, 1986, by and between Amgen Inc. and Kirin Brewery Co., Ltd.(1)

10.9		Amendment Nos. 4 and 5, dated October 16, 1986 (effective July 1, 1986) and December 6, 1986 (effective July 1, 1986), respectively, to the Shareholders Agreement of Kirin-Amgen, Inc. dated May 11, 1984.(20)

10.10		Assignment and License Agreement, dated October 16, 1986, between Amgen Inc. and Kirin-Amgen, Inc.(20)

10.11		G-CSF European License Agreement, dated December 30, 1986, between Kirin-Amgen, Inc. and Amgen Inc.(20)

10	.12+	Retirement and Savings Plan of Amgen Inc. (as amended and restated effective January 1, 2003).(41)

10.13		Purchase Agreement, dated as of November 15, 2004, among Amgen Inc. and Morgan Stanley & Co. and Merrill Lynch, Pierce, Fenner & Smith Incorporated as representatives of the several initial purchasers.(48)

10	.14+*	First Amendment to the Amgen Retirement and Savings Plan (As Amended and Restated Effective As of January 1, 2003).

10.15		Amendment, dated June 30, 1988, to Research, Development, Technology Disclosure and License Agreement: GM-CSF dated March 31, 1987, between Kirin Brewery Company, Limited and Amgen Inc.(2)

10.16		ENBREL® Supply Agreement, dated April 12, 2002, between Immunex Corporation and Genentech, Inc. (with certain confidential information deleted therefrom).(31)

10.17		Partnership Purchase Agreement, dated March 12, 1993, between Amgen Inc., Amgen Clinical Partners, L.P., Amgen Development Corporation, the Class A limited partners and the Class B limited partner.(4)

10	.18+*	Second Amendment to the Amgen Retirement and Savings Plan (As Amended And Restated Effective As Of January 1, 2003).

10	.19+	First Amendment to Amgen Inc. Change of Control Severance Plan.(17)

10	.20+	First Amendment to the Amgen Inc. Executive Incentive Plan.(49)

10.21		G-CSF United States License Agreement dated June 1, 1987 (effective July 1, 1986) between Kirin-Amgen, Inc. and Amgen Inc.(20)

10.22		Amendment No. 1 dated October 20, 1988 to Kirin-Amgen, Inc./Amgen G-CSF United States License Agreement dated June 1, 1987 (effective July 1, 1986).(20)

10.23		Amendment No. 2 dated October 17, 1991 (effective November 13, 1990) to Kirin-Amgen, Inc./Amgen G-CSF United States License Agreement dated June 1, 1987 (effective July 1, 1986).(20)

10.24		Amendment No. 10 dated March 1, 1996 to the Shareholders’ Agreement of Kirin-Amgen, Inc. dated May 11, 1984.(20)

10	.25+	Amgen Inc. Change of Control Severance Plan effective as of October 20, 1998.(14)

10.26		Preferred Share Rights Agreement, dated as of December 12, 2000, between Amgen Inc. and American Stock Transfer and Trust Company, as Rights Agent.(19)

10	.27+	First Amendment, effective January 1, 1998, to the Amended and Restated Employee Stock Purchase Plan of Amgen Inc.(10)

10.28		Amendment No. 11 dated March 20, 2000 to the Shareholders’ Agreement of Kirin-Amgen, Inc. dated May 11, 1984.(20)

10	.29+	Agreement between Amgen Inc. and Dr. Fabrizio Bonanni, dated March 3, 1999.(16)

10.30		Amendment No. 1 dated June 1, 1987 to Kirin-Amgen, Inc./Amgen G-CSF European License Agreement dated December 30, 1986.(20)

Exhibit No.		Description

10.31		Amendment No. 2 dated March 15, 1988 to Kirin-Amgen, Inc./Amgen G-CSF European License Agreement dated December 30, 1986.(20)

10.32		Amendment No. 3 dated October 20, 1988 to Kirin-Amgen, Inc./Amgen G-CSF European License Agreement dated December 30, 1986.(20)

10.33		Amendment No. 4 dated December 29, 1989 to Kirin-Amgen, Inc./Amgen G-CSF European License Agreement dated December 30, 1986.(20)

10	.34+	Amended and Restated 1987 Directors’ Stock Option Plan of Amgen Inc.(7)

10	.35+	Amgen Inc. Amended and Restated 1993 Equity Incentive Plan (formerly known as the Immunex Corporation 1993 Stock Option Plan).(39)

10	.36+	Amgen Inc. Executive Incentive Plan. (28)

10	.37+	Promissory Note of Dr. Fabrizio Bonanni, dated October 29, 1999.(16)

10	.38+	2002 Special Severance Pay Plan for Amgen Employees.(35)

10.39		Amendment No. 6 dated May 11, 1984 to the Shareholders’ Agreement of Kirin-Amgen, Inc. dated May 11, 1984.(20)

10.40		Amendment No. 7 dated July 17, 1987 (effective April 1, 1987) to the Shareholders’ Agreement of Kirin-Amgen, Inc. dated May 11, 1984.(20)

10.41		Amendment No. 8 dated May 28, 1993 (effective November 13, 1990) to the Shareholders’ Agreement of Kirin-Amgen, Inc. dated May 11, 1984.(20)

10.42		Amendment No. 9 dated December 9, 1994 (effective June 14, 1994) to the Shareholders’ Agreement of Kirin-Amgen, Inc. dated May 11, 1984.(20)

10	.43+	Agreement between Amgen Inc. and Mr. George J. Morrow, dated March 3, 2001.(21)

10	.44+	Promissory Note of Mr. George J. Morrow, dated March 11, 2001.(21)

10	.45+	Agreement between Amgen Inc. and Dr. Roger M. Perlmutter, M.D., Ph.D., dated March 5, 2001.(21)

10	.46+	Agreement between Amgen Inc. and Mr. Brian McNamee, dated May 5, 2001.(22)

10	.47+	Agreement between Amgen Inc. and Mr. Richard Nanula, dated May 15, 2001.(22)

10	.48+	Promissory Note of Mr. Richard Nanula, dated June 27, 2001.(22)

10	.49+	Promissory Note of Dr. Roger M. Perlmutter, dated June 29, 2001.(22)

10.50		Amendment No. 1 to ENBREL® Supply Agreement, effective as of September 20, 2002 (with certain confidential information deleted therefrom).(41)

10	.51+	Second Amendment to the Amgen Inc. Change of Control Severance Plan.(23)

10	.52+*	Third Amendment to the Amgen Inc. Change of Control Severance Plan.

10	.53+	Promissory Note of Mr. Brian McNamee, dated May 30, 2001.(23)

10	.54+	Restricted Stock Purchase Agreement between Amgen Inc. and Mr. Richard Nanula, dated May 16, 2001.(23)

10	.55+*	Fourth Amendment to the Amgen Inc. Change of Control Severance Plan.

10	.56+	Agreement between Amgen Inc. and Dr. Beth C. Seidenberg, dated December 21, 2001.(26)

10	.57+	Amendment to Agreement between Amgen Inc. and Dr. Beth C. Seidenberg, dated December 21, 2001.(26)

10	.58+	Form of Performance Unit Agreement (Amended and Restated Effective December 6, 2004). (49)

10.59		Amendment No. 2 to ENBREL® Supply Agreement, effective as of July 16, 2002.

10	.60+	Amgen Inc. Executive Nonqualified Retirement Plan, effective January 1, 2001.(26)

10	.61+	Amgen Inc. Performance Award Program (Amended and Restated Effective December 6, 2004). (49)

10	.62+	Fourth Amendment to the Amgen Retirement and Savings Plan (As Amended and Restated Effective as of January 1, 2003).(49)

10	.63+	Agreement between Amgen Inc. and Dr. Joseph Miletich, dated March 22, 2002.(29)

Exhibit No.		Description

10	.64+	Restricted Stock Purchase Agreement between Amgen Inc. and Dr. Joseph Miletich, dated April 1, 2002.(29)

10	.65+	Fifth Amendment to the Amgen Inc. Change of Control Severance Plan.(49)

10.66		Agreement Regarding Governance and Commercial Matters by and among Wyeth (formerly American Home Products Corporation), American Cyanamid Company and Amgen Inc. dated December 16, 2001 (with certain confidential information deleted therefrom).(28)

10	.67+	Amgen Inc. Supplemental Retirement Plan (As Amended and Restated Effective January 1, 2005).(45)

10	.68+	Amgen Inc. Amended and Restated 1999 Stock Purchase Plan (formerly known as the Immunex Corporation 1999 Stock Purchase Plan).(32)

10.69		ENBREL® Supply Agreement among Immunex Corporation, American Home Products Corporation and Boehringer Ingelheim Pharma KG, dated as of November 5, 1998 (with certain confidential information deleted therefrom).(33)

10.70		Amendment No. 1 to the ENBREL® Supply Agreement among Immunex Corporation, American Home Products Corporation and Boehringer Ingelheim Pharma KG, dated June 27, 2000 (with certain confidential information deleted therefrom).(34)

10.71		Amendment No. 2 to the ENBREL® Supply Agreement among Immunex Corporation, American Home Products Corporation and Boehringer Ingelheim Pharma KG, dated June 3, 2002 (with certain confidential information deleted therefrom).(35)

10.72		Asset Purchase Agreement, dated May 2, 2002, by and between Immunex Corporation and Schering Aktiengesellschaft (with certain confidential information deleted therefrom).(35)

10.73		Amendment No. 1 to the Asset Purchase Agreement dated as of September 25, 2002, by and between Immunex Corporation and Schering Aktiengesellschaft.(35)

10.74		Amendment No. 2 to the Asset Purchase Agreement dated as of July 17, 2002, by and between Immunex Corporation and Schering Aktiengesellschaft.(35)

10	.75+	Promissory Note of Ms. Beth Seidenberg, dated March 20, 2002.(35)

10	.76+	Agreement between Amgen Inc. and Edward Fritzky, dated July 15, 2002.(35)

10	.77+	Amgen Nonqualified Deferred Compensation Plan (As Amended and Restated Effective January 1, 2005).(45)

10	.78+	Stock Option Agreement between Amgen Inc. and Edward Fritzky, dated July 15, 2002.(35)

10	.79+	Promissory Note of Dr. Hassan Dayem, dated July 10, 2002.(35)

10.80		Amendment No. 3 to the ENBREL® Supply Agreement among Immunex Corporation, American Home Products Corporation and Boehringer Ingelheim Pharma KG, dated December 18, 2002 (with certain confidential information deleted therefrom).(38)

10	.81+	Forms of Option Grant Agreements under the Company’s Amended and Restated 1991 Equity Incentive Plan, effective December 2003.(51)

10	.82+	Amgen Inc. Credit Agreement, dated as of July 16, 2004, among Amgen Inc. the Banks therein named, Citibank N.A., as Issuing Bank, Citicorp USA, Inc., as Administrative Agent and Barclays Bank PLC, as Syndication Agent.(44)

10	.83+	Restricted Stock Purchase Agreement between Amgen Inc. and Dr. Beth C. Seidenberg, dated January 14, 2002 and First Amendment thereto dated September 20, 2002.(38)

10	.84+	Restricted Stock Purchase Agreement between Amgen Inc. and Brian M. McNamee, dated March 3, 2003.(40)

10.85		Amendment No. 3 to ENBREL® Supply Agreement, effective as of March 26, 2003 (with certain confidential information deleted therefrom).(41)

10.86		Amendment No. 4 to ENBREL® Supply Agreement, effective as of October 31, 2003 (with certain confidential information deleted therefrom).(41)

10.87		Description of Amendment No. 1 to Amended and Restated Promotion Agreement, effective as of July 8, 2003 (with certain confidential information deleted therefrom).(41)

10	.88+	Amended and Restated Agreement between Amgen Inc. and David J. Scott, dated February 16, 2004.(41)

Exhibit No.		Description

10	.89+	Amgen Inc. Director Equity Incentive Program (Amended and Restated Effective December 6, 2004).(49)

10	.90+	Form of Restricted Stock Unit Agreement.(41)

10	.91+	Amgen Inc. Performance Award Program, effective as of December 9, 2003.(41)

10	.92+	Form of Performance Unit Agreement.(41)

10.93		Description of Amendment No. 2 to Amended and Restated Promotion Agreement, effective as of April 20, 2004.(43)

10	.94+	Third Amendment to the Amgen Retirement and Savings Plan (As Amended and Restated Effective as of January 1, 2003).(45)

21	*	Subsidiaries of the Company.

23		Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm. The consent set forth on page 90 is incorporated herein by reference.

24		Power of Attorney. The Power of Attorney set forth on page 89 is incorporated herein by reference.
31	*	Rule 13a-14(a) Certifications.
32	**	Section 1350 Certifications.

  (*     = filed herewith)

(** = furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended)
  (+  = management contract or compensatory plan or arrangement.)

(1)	Filed as an exhibit to Amendment No. 1 to Form S-1 Registration Statement (Registration No. 33-3069) on March 11, 1986 and incorporated herein by reference.

(2)	Filed as an exhibit to Form 8 amending the Quarterly Report on Form 10-Q for the quarter ended June 30, 1988 on August 25, 1988 and incorporated herein by reference.

(3)	Filed as an exhibit to Form S-3 Registration Statement dated December 19, 1991 and incorporated herein by reference.

(4)	Filed as an exhibit to the Form 8-A dated March 31, 1993 and incorporated herein by reference.

(5)	Filed as an exhibit to the Form 10-Q for the quarter ended September 30, 1996 on November 5, 1996 and incorporated herein by reference.

(6)	Filed as an exhibit to the Form 8-K Current Report dated March 14, 1997 on March 14, 1997 and incorporated herein by reference.

(7)	Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1996 on March 24, 1997 and incorporated herein by reference.

(8)	Filed as an exhibit to the Form 8-K Current Report dated April 8, 1997 on April 8, 1997 and incorporated herein by reference.

(9)	Filed as an exhibit to the Form 10-Q for the quarter ended March 31, 1997 on May 13, 1997 and incorporated herein by reference.

(10)	Filed as an exhibit to the Form 10-Q for the quarter ended June 30, 1997 on August 12, 1997 and incorporated herein by reference.

(11)	Filed as an exhibit to the Form 8-K Current Report dated and filed on December 5, 1997 and incorporated herein by reference.

(12)	Filed as an exhibit to the Form 10-Q for the quarter ended March 31, 1998 on May 13, 1998 and incorporated herein by reference.

(13)	Filed as an exhibit to the Form 10-Q for the quarter ended June 30, 1998 on August 14, 1998 and incorporated herein by reference.

(14)	Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1998 on March 16, 1999 and incorporated herein by reference.

(15)	Filed as an exhibit to the Form 10-Q for the quarter ended June 30, 1999 on August 3, 1999 and incorporated herein by reference.

(16)	Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1999 on March 7, 2000 and incorporated herein by reference.

(17)	Filed as an exhibit to the Form 10-Q for the quarter ended June 30, 2000 on August 1, 2000 and incorporated herein by reference.

(18)	Filed as an exhibit to the Form 10-Q for the quarter ended September 30, 2000 on November 14, 2000 and incorporated herein by reference.

(19)	Filed as an exhibit to the Form 8-K Current Report dated December 13, 2000 on December 18, 2000 and incorporated herein by reference.

(20)	Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2000 on March 7, 2001 and incorporated herein by reference.

(21)	Filed as an exhibit to the Form 10-Q for the quarter ended March 31, 2001 on May 14, 2001 and incorporated herein by reference.

(22)	Filed as an exhibit to the Form 10-Q for the quarter ended June 30, 2001 on July 27, 2001 and incorporated herein by reference.

(23)	Filed as an exhibit to the Form 10-Q for the quarter ended September 30, 2001 on October 26, 2001 and incorporated herein by reference.

(24)	Filed as an exhibit to the Form 8-K Current Report dated December 16, 2001 on December 17, 2001 and incorporated herein by reference.

(25)	Filed as an exhibit to the Form S-4 Registration Statement dated January 31, 2002 and incorporated herein by reference.

(26)	Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2001 on February 26, 2002 and incorporated herein by reference.

(27)	Filed as an exhibit to the Form 8-K Current Report dated February 21, 2002 on March 1, 2002 and incorporated herein by reference.

(28)	Filed as an exhibit to Amendment No. 1 to the Form S-4 Registration Statement dated March 22, 2002 and incorporated herein by reference.

(29)	Filed as an exhibit to the Form 10-Q for the quarter ended March 31, 2002 on April 29, 2002 and incorporated herein by reference.

(30)	Filed as an exhibit to the Post-Effective Amendment No. 1 to the Form S-4 Registration Statement dated July 15, 2002 and incorporated herein by reference.

(31)	Filed as an exhibit to Form 8-K Current Report of Immunex Corporation dated April 12, 2002 on May 7, 2002 and incorporated herein by reference.

(32)	Filed as an exhibit to the Form S-8 dated July 16, 2002 and incorporated herein by reference.

(33)	Filed as an exhibit to the Annual Report on Form 10-K of Immunex Corporation for the year ended December 31, 1998.

(34)	Filed as an exhibit to the Form 10-Q of Immunex Corporation for the quarter ended June 30, 2000.

(35)	Filed as an exhibit to the Form 10-Q for the quarter ended June 30, 2002 on August 13, 2002 and incorporated herein by reference.

(36)	Filed as an exhibit to the Form 10-Q for the quarter ended September 30, 2002 on November 5, 2002 and incorporated herein by reference.

(37)	Filed as an exhibit to the Form S-8 dated March 17, 1999 and incorporated herein by reference.

(38)	Filed as an exhibit to the Form 10-K for the year ended December 31, 2002 on March 10, 2003 and incorporated herein by reference.

(39)	Filed as an exhibit to the Form 10-Q for the quarter ended March 31, 2003 on May 2, 2003 and incorporated herein by reference.

(40)	Filed as an exhibit to the Form 10-Q for the quarter ended June 30, 2003 on July 30, 2003 and incorporated herein by reference.

(41)	Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2003 on March 11, 2004 and incorporated herein by reference.

(42)	Filed as an exhibit to the Form S-4 dated April 26, 2004 and incorporated herein by reference.

(43)	Filed as an exhibit to the Form S-4/ A dated June 29, 2004 and incorporated herein by reference.

(44)	Filed as an exhibit to the Form 10-Q for the quarter ended June 30, 2004 on August 6, 2004 and incorporated herein by reference.

(45)	Filed as an exhibit to the Form 8-K Current Report dated October 5, 2004 on October 12, 2004 and incorporated herein by reference.

(46)	Filed as an exhibit to Form S-3 Registration Statement dated August 4, 2003 and incorporated herein by reference.

(47)	Filed as an exhibit to Form 8-K dated October 5, 2004 and incorporated by reference.

(48)	Filed as an exhibit to Form 8-K dated November 15, 2004 and incorporated herein by reference.

(49)	Filed as an exhibit to Form 8-K dated December 6, 2004 and incorporated herein by reference.

(50)	Filed as an exhibit to Form S-8 dated August 16, 2004 and incorporated herein by reference.

(51)	Filed as an exhibit to the Form 10-Q for the quarter ended June 30, 2004 on August 6, 2004 and incorporated herein by reference.

(52)	Filed as an exhibit to Form 8-K dated March 2, 2005 and incorporated herein by reference.
      (b) Reports on Form 8-K
      We also furnished or filed, as appropriate, four Current Reports on Form 8-K during the three months ended December 31, 2004. A report dated October 5, 2004 was filed with the SEC to report our Third Amendment to the Amgen Retirement and Savings Plan (As Amended and Restated Effective as of January 2003) (the “Amgen 401(k) Plan”) and the Amendment and Restatement of the Amgen Supplemental Retirement Plan (As Amended and Restated Effective November 1, 1999) and the Amgen Nonqualified Deferred Compensation Plan. This October 5, 2004 report also described the terms of a retention payment to be credited to the account of Fabrizio Bonanni, Senior Vice President, Manufacturing in the Nonqualified Deferred Compensation Plan. A report dated October 20, 2004 was furnished to the SEC and contained our press release announcing our earnings for the three and nine months ended September 30, 2004. A report dated November 15, 2004 was filed with the SEC reporting our entry into and terms of a Purchase Agreement for our sale (on the date of such agreement) of $1,000,000,000 in principal amount of our 4.00% Senior Notes due 2009 (the “2009 Notes”), dated as of November 15, 2004 among Amgen and Morgan Stanley & Co. and Merrill Lynch, Pierce, Fenner & Smith Incorporated as representatives of the initial purchasers of the 2009 Notes and the forms and terms of the collateral agreements related to this sale. A report dated December 6, 2004 was filed with the SEC to report our: Fourth Amendment to the Amgen 401(k) Plan; Fifth Amendment to the Amgen Inc. Change of Control Severance Plan; First Amendment to the Amgen Inc. Executive Incentive Plan and the Amendment and Restatement of the 1991 Equity Incentive Plan and the corresponding Amendment and Restatement of the Amgen Inc. Performance Award Program and the form of performance unit agreement under such program.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Amgen Inc.
(Registrant)
Date: 3/9/05

By:	/s/ Richard D. Nanula

Richard D. Nanula
Executive Vice President
and Chief Financial Officer

EXHIBIT 24
POWER OF ATTORNEY
      KNOW ALL MEN AND WOMEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Richard D. Nanula and Timothy O. Martin, or either of them, his or her attorney-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Kevin W. Sharer Kevin W. Sharer	Chairman of the Board, Chief Executive Officer and President, and Director (Principal Executive Officer)	3/9/05

/s/ Richard D. Nanula Richard D. Nanula	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	3/9/05

/s/ Timothy O. Martin Timothy O. Martin	Vice President Control Planning and Chief Accounting Officer (Principal Accounting Officer)	3/9/05

/s/ David Baltimore David Baltimore	Director	3/9/05

/s/ Frank J. Biondi, Jr. Frank J. Biondi, Jr.	Director	3/9/05

/s/ Jerry D. Choate Jerry D. Choate	Director	3/9/05

/s/ Edward V. Fritzky Edward V. Fritzky	Director	3/9/05

/s/ Frederick W. Gluck Frederick W. Gluck	Director	3/9/05

/s/ Frank C. Herringer Frank C. Herringer	Director	3/9/05

/s/ Franklin P. Johnson, Jr. Franklin P. Johnson, Jr.	Director	3/9/05

/s/ Gilbert S. Omenn Gilbert S. Omenn	Director	3/9/05

/s/ Judith C. Pelham Judith C. Pelham	Director	3/9/05

/s/ J. Paul Reason J. Paul Reason	Director	3/9/05

/s/ Donald B. Rice Donald B. Rice	Director	3/9/05

/s/ Leonard D. Schaeffer Leonard D. Schaeffer	Director	3/9/05

EXHIBIT 23
CONSENT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM
      We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 33-5111) pertaining to the 1984 Stock Option Plan, 1981 Incentive Stock Option Plan and Nonqualified Stock Option Plan of Amgen Inc., in the Registration Statement (Form S-8 No. 33-24013) pertaining to the Amended and Restated 1988 Stock Option Plan of Amgen Inc., in the Registration Statement (Form S-8 No. 33-39183) pertaining to the Amended and Restated Employee Stock Purchase Plan, in the Registration Statement (Form S-8 No. 33-39104) pertaining to the Amended and Restated Amgen Retirement and Savings Plan, in the Registration Statements (Form S-3/ S-8 No. 33-29791 and Form S-8 No. 33-42501) pertaining to the Amended and Restated 1987 Directors’ Stock Option Plan, in the Registration Statement (Form S-8 No. 33-42072) pertaining to the Amgen Inc. Amended and Restated 1991 Equity Incentive Plan, in the Registration Statement (Form S-8 No. 33-47605) pertaining to the Retirement and Savings Plan for Amgen Puerto Rico, Inc., in the Registration Statement (Form S-8 No. 333-44727) pertaining to the Amgen Inc. 1997 Special Non-Officer Equity Incentive Plan, in the Registration Statement (Form S-3 No. 333-19931) of Amgen Inc., in the Registration Statement (Form S-3 No. 333-40405) of Amgen Inc., in the Registration Statement (Form S-8 No. 333-62735) pertaining to the Amgen Inc. Amended and Restated 1997 Special Non-Officer Equity Incentive Plan, in the Registration Statement (Form S-3 No. 333-53929) pertaining to the Amgen Inc. 1997 Special Non-Officer Equity Incentive Plan, the Amgen Inc. Amended and Restated 1991 Equity Incentive Plan, the Amended and Restated 1988 Stock Option Plan of Amgen Inc. and the Amended and Restated 1987 Directors’ Stock Option Plan, in the Registration Statement (Form S-8 No. 333-74585) pertaining to the Amgen Limited Sharesave Plan, in the Registration Statement (Form S-8 No. 333-81284) pertaining to the Amgen Nonqualified Deferred Compensation Plan, in the Registration Statement (Form S-8 No. 333-56672) pertaining to the Amended and Restated 1997 Special Non-Officer Equity Incentive Plan, in the Registration Statement (Form S-3 No. 333-56664 and Amendment No. 1 thereto) pertaining to the Amgen Inc. 1997 Special Non-Officer Equity Incentive Plan, the Amgen Inc. Amended and Restated 1991 Equity Incentive Plan, the Amended and Restated 1988 Stock Option Plan of Amgen Inc., and the Amended and Restated 1987 Directors’ Stock Option Plan, in the Registration Statement (Form S-8 No. 333-83824) pertaining to the Amgen Inc. Amended and Restated 1997 Special Non-Officer Equity Incentive Plan, in the Registration Statement (Form S-3 No. 333-88834) pertaining to Amgen Inc.’s Liquid Yield Optiontm Notes, in the Registration Statement (Form S-3 No. 333-92450 and Amendment No. 1 thereto) pertaining to Amgen Inc.’s Common Stock, in the Registration Statement (Form S-8 No. 333-92424 and Amendment No. 1 thereto) pertaining to the Amgen Inc. Amended and Restated 1993 Equity Incentive Plan (formerly known as the Immunex Corporation 1993 Stock Option Plan), the Amgen Inc. Amended and Restated 1999 Equity Incentive Plan (formerly known as the Immunex Corporation 1999 Stock Option Plan), the Amgen Inc. Amended and Restated 1999 Employee Stock Purchase Plan (formerly known as the Immunex Corporation 1999 Employee Stock Purchase Plan), the Immunex Corporation Stock Option Plan for Nonemployee Directors, and the Amgen Inc. Profit Sharing 401(k) Plan and Trust (formerly known as the Immunex Corporation Profit Sharing 401(k) Plan and Trust), in the Registration Statement (Form S-3 No. 333-107639 and Amendment 1 thereto) relating to debt securities, common stock and associated preferred share repurchase rights, preferred stock, warrants to purchase debt securities, common stock or preferred stock, securities purchase contracts, securities purchase units and depositary shares of Amgen Inc. and in the related Prospectuses, and in the Registration Statement (Form S-8 No. 333-118254) pertaining to the Amgen Inc. Amended and Restated 1997 Equity Incentive Plan (formerly known as the Tularik Inc. 1997 Equity Incentive Plan, as amended), the Tularik Inc. 1991 Stock Plan, as amended, the Tularik Inc. Amended and Restated 1997 Non-Employee Directors’ Stock Option Plan, as amended, the Amgen Salary Savings Plan (formerly known as Tularik Salary Savings Plan), and a Nonstatutory Stock Option Agreement of our reports dated March 4, 2005, with respect to the consolidated financial statements and schedule of Amgen Inc., Amgen Inc. management’s assessment of the effectiveness of internal control over financial reporting, and the effectiveness of internal control over financial reporting of Amgen Inc., included in this Annual Report (Form 10-K) for the year ended December 31, 2004.

/s/ Ernst & Young LLP
Los Angeles, California
March 8, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON THE FINANCIAL STATEMENTS
The Board of Directors and Stockholders of Amgen Inc.
      We have audited the accompanying consolidated balance sheets of Amgen Inc. (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a)2. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Amgen Inc. at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Amgen Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 4, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Los Angeles, California
March 4, 2005

AMGEN INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2004, 2003, and 2002
(In millions, except per share data)

	2004	2003	2002

Revenues:
Product sales	$9,977	$7,868	$4,991
Other revenues	573	488	532

Total revenues	10,550	8,356	5,523

Operating expenses:
Cost of sales (excludes amortization of acquired intangible assets presented below)	1,731	1,341	736
Research and development	2,028	1,655	1,117
Write-off of acquired in-process research and development	554	—	2,992
Selling, general and administrative	2,556	1,957	1,449
Amortization of acquired intangible assets	333	336	155
Other items, net	—	(24)	(141)

Total operating expenses	7,202	5,265	6,308

Operating income (loss)	3,348	3,091	(785)
Other income (expense):
Interest and other income, net	85	113	144
Interest expense, net	(38)	(31)	(44)

Total other income	47	82	100

Income (loss) before income taxes	3,395	3,173	(685)
Provision for income taxes	1,032	914	707

Net income (loss)	$2,363	$2,259	$(1,392)

Earnings (loss)per share:
Basic	$1.86	$1.75	$(1.21)
Diluted	$1.81	$1.69	$(1.21)
Shares used in calculation of earnings (loss) per share:
Basic	1,271	1,288	1,154
Diluted	1,320	1,346	1,154
See accompanying notes.

AMGEN INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2004 and 2003
(In millions, except per share data)

	2004	2003

ASSETS
Current assets:
Cash and cash equivalents	$1,526	$837
Marketable securities	4,282	4,286
Trade receivables, net of allowance for doubtful accounts of $29 in 2004 and $27 in 2003	1,461	1,008
Inventories	888	713
Other current assets	1,013	558

Total current assets	9,170	7,402
Property, plant, and equipment, net	4,712	3,799
Intangible assets, net	4,033	4,288
Goodwill	10,525	9,820
Other assets	781	804

	$29,221	$26,113

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$507	$327
Accrued liabilities	2,477	2,129
Convertible notes	1,173	—

Total current liabilities	4,157	2,456
Deferred tax liabilities	1,294	1,146
Convertible notes	1,739	2,880
Other long-term debt	2,198	200
Other non-current liabilities	128	42
Commitments and contingencies
Stockholders’ equity:
Preferred stock; $0.0001 par value; 5 shares authorized; none issued or outstanding	—	—
Common stock and additional paid-in capital; $0.0001 par value; 2,750 shares authorized; outstanding-1,260 shares in 2004 and 1,284 shares in 2003	22,078	19,995
Accumulated deficit	(2,376)	(667)
Accumulated other comprehensive income	3	61

Total stockholders’ equity	19,705	19,389

	$29,221	$26,113

See accompanying notes.

AMGEN INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended December 31, 2004, 2003, and 2002
(In millions)

		Common		Accumulated
		Stock and	(Accumulated	Other
	Number	Additional	Deficit)/ Retained	Comprehensive
	of Shares	Paid-in Capital	Earnings	Income	Total

Balance at December 31, 2001	1,046	$3,474	$1,687	$56	$5,217
Comprehensive loss:
Net loss	—	—	(1,392)	—	(1,392)
Other comprehensive income, net of tax:
Unrealized losses on securities, net of reclassification adjustments	—	—	—	(17)	(17)
Foreign currency translation adjustments	—	—	—	28	28

Total other comprehensive income	—	—	—	—	11

Comprehensive loss	—	—	—	—	(1,381)
Issuance of common stock for the acquisition of Immunex Corporation	244	14,313	—	—	14,313
Fair value of options assumed from Immunex	—	870	—	—	870
Issuance of common stock upon the exercise of employee stock options and in connection with an employee stock purchase plan	27	435	—	—	435
Tax benefits related to employee stock options	—	252	—	—	252
Repurchases of common stock	(28)	—	(1,420)	—	(1,420)

Balance at December 31, 2002	1,289	19,344	(1,125)	67	18,286
Comprehensive income:
Net income	—	—	2,259	—	2,259
Other comprehensive loss, net of tax:
Unrealized losses on securities, net of reclassification adjustments	—	—	—	(57)	(57)
Foreign currency translation adjustments	—	—	—	51	51

Total other comprehensive loss	—	—	—	—	(6)

Comprehensive income	—	—	—	—	2,253
Issuance of common stock upon the exercise of employee stock options and in connection with an employee stock purchase plan	25	538	—	—	538
Tax benefits related to employee stock options	—	113	—	—	113
Repurchases of common stock	(30)	—	(1,801)	—	(1,801)

Balance at December 31, 2003	1,284	19,995	(667)	61	19,389
Comprehensive income:
Net income	—	—	2,363	—	2,363
Other comprehensive loss, net of tax:
Unrealized losses on securities, net of reclassification adjustments	—	—	—	(82)	(82)
Foreign currency translation adjustments	—	—	—	24	24

Total other comprehensive loss	—	—	—	—	(58)

Comprehensive income	—	—	—	—	2,305
Issuance of common stock for the acquisition of Tularik Inc.	24	1,332	—	—	1,332
Fair value of options assumed from Tularik	—	71	—	—	71
Issuance of common stock upon the exercise of employee stock options and in connection with an employee stock purchase plan	21	513	—	—	513
Tax benefits related to employee stock options	—	167	—	—	167
Repurchases of common stock	(69)	—	(4,072)	—	(4,072)

Balance at December 31, 2004	1,260	$22,078	$(2,376)	$3	$19,705

See accompanying notes.

AMGEN INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2004, 2003, and 2002
(In millions)

	2004	2003	2002

Cash flows from operating activities:
Net income (loss)	$2,363	$2,259	$(1,392)
Write-off of acquired in-process research and development	554	—	2,992
Depreciation and amortization	734	687	447
Tax benefits related to employee stock options	203	269	252
Deferred income taxes	57	(442)	175
Other non-cash expenses	161	100	25
Cash provided by (used in) changes in operating assets and liabilities, net of acquisitions:
Trade receivables, net	(453)	(256)	(122)
Inventories	(175)	(168)	(102)
Other current assets	(85)	(33)	(5)
Accounts payable	179	74	11
Accrued income taxes	(318)	683	(103)
Other accrued liabilities	477	394	71

Net cash provided by operating activities	3,697	3,567	2,249

Cash flows from investing activities:
Purchases of property, plant, and equipment	(1,336)	(1,357)	(659)
Purchases of marketable securities	(21,488)	(5,320)	(2,953)
Proceeds from sales of marketable securities	13,079	3,339	1,622
Proceeds from maturities of marketable securities	8,354	371	778
Cash paid for acquisitions, net of cash acquired	115	—	(1,899)
Other	(123)	(243)	247

Net cash used in investing activities	(1,399)	(3,210)	(2,864)

Cash flows from financing activities:
Issuance of debt, net of issuance costs	1,989	—	2,765
Repayment of debt	—	(123)	—
Net proceeds from issuance of common stock upon the exercise of employee stock options and in connection with an employee stock purchase plan	453	529	428
Repurchases of common stock	(4,072)	(1,801)	(1,420)
Other	21	23	5

Net cash (used in) provided by financing activities	(1,609)	(1,372)	1,778

Increase (decrease) in cash and cash equivalents	689	(1,015)	1,163
Cash and cash equivalents at beginning of period	837	1,852	689

Cash and cash equivalents at end of period	$1,526	$837	$1,852

See accompanying notes.

AMGEN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004

1.	Summary of significant accounting policies

Business
      Amgen Inc., including its subsidiaries, (“Amgen”) is a global biotechnology company that discovers, develops, manufactures, and markets human therapeutics based on advances in cellular and molecular biology.

Principles of consolidation
      The consolidated financial statements include the accounts of Amgen as well as its wholly owned subsidiaries and majority-owned affiliates (affiliated companies in which we have a majority ownership interest and exercise control over its operations) that are not considered variable interest entities. We do not have any significant interests in any variable interest entities. All material intercompany transactions and balances have been eliminated in consolidation.

Use of estimates
      The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates.

Cash equivalents
      We consider cash equivalents to be only those investments which are highly liquid, readily convertible to cash, and which mature within three months from date of purchase.

Available-for-sale securities
      We consider our investment portfolio and marketable equity investments available-for-sale as defined in Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Accordingly, these investments are recorded at fair value, which is based on quoted market prices. For the years ended December 31, 2004, 2003, and 2002, realized gains totaled $23 million, $28 million, and $19 million, respectively, and realized losses totaled $27 million, $16 million, and $14 million, respectively. The cost of securities sold is based on the specific identification method. The fair values of available-for-sale investments by type of security, contractual maturity, and classification in the balance sheets are as follows (in millions):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
December 31, 2004	Cost	Gains	Losses	Value

Type of security:
Corporate debt securities	$2,181	$4	$(11)	$2,174
U.S. Treasury securities and obligations of U.S. government agencies	2,328	2	(7)	2,323
Other interest bearing securities	893	—	—	893

Total debt securities	5,402	6	(18)	5,390
Equity securities	119	26	—	145

	$5,521	$32	$(18)	$5,535

AMGEN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
December 31, 2003	Cost	Gains	Losses	Value

Type of security:
Corporate debt securities	$2,468	$24	$(8)	$2,484
U.S. Treasury securities and obligations of U.S. government agencies	1,816	6	(7)	1,815
Other interest bearing securities	583	—	—	583

Total debt securities	4,867	30	(15)	4,882
Equity securities	101	55	—	156

	$4,968	$85	$(15)	$5,038

	December 31,

Contractual Maturity:	2004	2003

Maturing in one year or less	$2,374	$1,051
Maturing after one year through three years	1,429	1,997
Maturing after three years	1,587	1,834

Total debt securities	5,390	4,882
Equity securities	145	156

	$5,535	$5,038

	December 31,

Classification in Balance Sheets:	2004	2003

Cash and cash equivalents	$1,526	$837
Marketable securities	4,282	4,286
Other assets-non current	167	196

	5,975	5,319
Less cash	(440)	(281)

	$5,535	$5,038

      The primary objectives for our fixed income investment portfolio are liquidity and safety of principal. Investments are made with the objective of achieving the highest rate of return consistent with these two objectives. Our investment policy limits investments to certain types of instruments issued by institutions primarily with investment grade credit ratings and places restrictions on maturities and concentration by type and issuer.

AMGEN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inventories
      Inventories are stated at the lower of cost or market. Cost is determined in a manner which approximates the first-in, first-out (FIFO) method. Inventories consisted of the following (in millions):

	December 31,

	2004	2003

Raw materials	$117	$125
Work in process	565	452
Finished goods	206	136

	$888	$713

Depreciation
      Depreciation of buildings, equipment, furniture, and fixtures is provided over their estimated useful lives on a straight-line basis. Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or lease terms. Useful lives by asset category are as follows:

Asset Category	Years

Buildings and improvements	10-40
Manufacturing equipment	5-12
Laboratory equipment	5-15
Furniture, fixtures, and office equipment	3-12

Property, plant, and equipment
      Property, plant, and equipment consisted of the following (in millions):

	December 31,

	2004	2003

Land	$285	$217
Buildings and improvements	2,096	1,783
Manufacturing equipment	641	609
Laboratory equipment	684	555
Furniture, fixtures, and office equipment	1,784	1,344
Construction in progress	1,302	1,018

	6,792	5,526
Less accumulated depreciation and amortization	(2,080)	(1,727)

	$4,712	$3,799

      We review our property, plant and equipment assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Intangible assets and goodwill
      Intangible assets are recorded at cost, less accumulated amortization. Amortization of intangible assets is provided over their estimated useful lives ranging from 7 to 15 years on a straight-line basis (weighted average

AMGEN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
amortization period of 14.6 years at December 31, 2004). As of December 31, 2004, intangible assets consisted of the following (dollars in millions):

		December 31,
	Weighted Average
Intangible Assets Subject to Amortization	Amortization Period	2004	2003

Acquired product technology rights:
Developed product technology	14.5 years	$3,077	$3,077
Core technology	15 years	1,348	1,348
Trade name	15 years	190	190
Other intangible assets	13.3 years	252	165

		4,867	4,780
Less accumulated amortization		(834)	(492)

		$4,033	$4,288

      Acquired product technology rights relate to the identifiable intangible assets acquired in connection with the Immunex Corporation (“Immunex”) acquisition in July 2002. Amortization of acquired product technology rights is included in “Amortization of acquired intangible assets” in the accompanying consolidated statements of operations. Amortization of other intangible assets is principally included in “Selling, general and administrative” expense in the accompanying consolidated statements of operations. We review our intangible assets for impairment periodically and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.
      We had $10,525 million and $9,820 million of goodwill at December 31, 2004 and 2003, respectively, which primarily relates to the acquisition of Immunex. The increase in goodwill from the prior year is primarily due to $752 million related to the Tularik Inc. (“Tularik”) acquisition (see Note 7, “Acquisitions”) partially offset by a tax benefit realized upon exercise of Immunex related stock options. We perform an impairment test annually and whenever events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable.

Product sales
      Product sales primarily consist of sales of EPOGEN® (Epoetin alfa), Aranesp® (darbepoetin alfa), ENBREL® (etanercept), Neulasta® (pegfilgrastim), and NEUPOGEN® (Filgrastim).
      We have the exclusive right to sell Epoetin alfa for dialysis, certain diagnostics and all non-human, non-research uses in the United States. We sell Epoetin alfa under the brand name EPOGEN®. We have granted to Ortho Pharmaceutical Corporation (which has assigned its rights under the product license agreement to Ortho Biotech Products, L.P.), a subsidiary of Johnson & Johnson (“Johnson & Johnson”), a license relating to Epoetin alfa for sales in the United States for all human uses except dialysis and diagnostics. The license agreement, which is perpetual, can be terminated upon mutual agreement of the parties, or default. Pursuant to this license, Amgen and Johnson & Johnson are required to compensate each other for Epoetin alfa sales that either party makes into the other party’s exclusive market, sometimes referred to as “spillover”. Accordingly, we do not recognize product sales we make into the exclusive market of Johnson & Johnson and do recognize the product sales made by Johnson & Johnson into our exclusive market. Sales in our exclusive market are derived from our sales to our customers, as adjusted for spillover. We are employing an arbitrated audit methodology to measure each party’s spillover based on estimates of and subsequent adjustments thereto of third-party data on shipments to end users and their usage.

AMGEN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Sales of our other products are recognized when shipped and title and risk of loss have passed. Product sales are recorded net of accruals for estimated rebates (including Medicaid), discounts, and other incentives (collectively “sales incentives”) and returns.

Other revenues
      Other revenues consist of royalty income and corporate partner revenues. Royalties from licensees are based on third-party sales of licensed products and are recorded in accordance with contract terms when third-party results are reliably measurable and collectibility is reasonably assured. Royalty estimates are made in advance of amounts collected using historical and forecasted trends. Pursuant to the license agreement with Johnson & Johnson, noted above, the Company earns a 10% royalty on sales of Epoetin alfa by Johnson & Johnson in the United States. Corporate partner revenues are primarily comprised of amounts earned from Kirin-Amgen, Inc. (“KA”) for certain research and development (“R&D”) activities and are generally earned as the R&D activities are performed and the amounts become due (see Note 2, “Related party transactions”). In addition, corporate partner revenues include license fees and milestone payments associated with collaborations with third parties. Revenue from non-refundable, upfront license fees where the Company has continuing involvement is recognized ratably over the development or agreement period. Revenue associated with performance milestones is recognized based upon the achievement of the milestones, as defined in the respective agreements. The Company’s collaboration agreements with third parties are performed on a “best efforts” basis with no guarantee of either technological or commercial success.

Research and development costs
      R&D costs, which are expensed as incurred, are primarily comprised of the following types of costs incurred in performing R&D activities: salaries and benefits, overhead and occupancy costs, clinical trial and related clinical manufacturing costs, contract services, and other outside costs. R&D expenses also include such costs related to activities performed on behalf of corporate partners.

Acquired in-process research and development
      The fair value of acquired in-process research and development (“IPR&D”) projects and technologies which have no alternative future use and which have not reached technological feasibility at the date of acquisition are expensed as incurred (see Note 7, “Acquisitions”). Acquired IPR&D is considered part of total R&D expense.

Selling, general and administrative costs
      Selling, general and administrative expenses are primarily comprised of salaries and benefits associated with sales and marketing, finance, legal, and other administrative personnel; outside marketing expenses; overhead and occupancy costs; and other general and administrative costs.
      We have a co-promotion agreement with Wyeth. Under the terms of this agreement, Amgen and Wyeth market and sell ENBREL® in the United States and Canada and develop certain future indications of ENBREL® for use in these geographic territories. Wyeth is paid a share of the resulting profits on sales of ENBREL®, after deducting the applicable costs of sales, including manufacturing costs and royalties paid to third parties, and expenses associated with R&D and sales and marketing. Such amounts paid to Wyeth are included in “Selling, general and administrative” expense in the accompanying consolidated statements of operations. The rights to market ENBREL® outside of the United States and Canada are reserved to Wyeth. We also have a global supply agreement with Wyeth related to the manufacture, supply, inventory, and allocation of supplies of ENBREL®.

AMGEN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Advertising costs are expensed as incurred. For the years ended December 31, 2004, 2003, and 2002, advertising costs were $73 million, $56 million, and $49 million, respectively.

Interest costs
      Interest costs are expensed as incurred, except to the extent such interest is related to construction in progress, in which case interest is capitalized. Interest costs capitalized for the years ended December 31, 2004, 2003, and 2002, were $20 million, $24 million, and $8 million, respectively. Interest paid during the years ended December 31, 2004, 2003, and 2002, totaled $24 million, $21 million, and $24 million, respectively.

Earnings (loss) per share
      Basic earnings (loss) per share is based upon the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is based upon the weighted-average number of common shares and dilutive potential common shares outstanding. Potential common shares outstanding include stock options under our employee stock option plans and potential issuances of stock under equity incentive plans utilizing the treasury stock method (collectively “Dilutive Securities”). Common shares to be issued under the assumed conversion of the outstanding 30-year, zero-coupon senior convertible notes (the “Convertible Notes”) (see Note 4, “Financing arrangements — Convertible notes”) are included under the if-converted method when dilutive.
      The following table sets forth the computation for basic and diluted earnings (loss) per share (in millions, except per share information):

	Years Ended December 31,

	2004	2003	2002

Income(Loss)(Numerator):
Net income(loss) for basic EPS	$2,363	$2,259	$(1,392)
Adjustment for interest expense on Convertible Notes, net of tax	21	21	—

Income (loss) for diluted EPS, after assumed conversion of Convertible Notes	$2,384	$2,280	$(1,392)

Shares(Denominator):
Weighted-average shares for basic EPS	1,271	1,288	1,154
Effect of Dilutive Securities	14	23	—
Effect of Convertible Notes, after assumed conversion of Convertible Notes	35	35	—

Adjusted weighted-average shares for diluted EPS	1,320	1,346	1,154

Basic earnings(loss) per share	$1.86	$1.75	$(1.21)

Diluted earnings(loss) per share	$1.81	$1.69	$(1.21)

      In 2004 and 2003, options to purchase 51 million and 38 million shares, respectively, with exercise prices greater than the average market prices of common stock were excluded from the computation of diluted earnings per share because their effect was anti-dilutive. In 2002, options to purchase 103 million shares were outstanding. The weighted average impact of these options and common shares to be issued under the assumed conversion of the outstanding Convertible Notes was excluded from the computation of diluted earnings per share in 2002 because their effect was anti-dilutive as a result of the net loss.

AMGEN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Employee stock options
      We account for our employee stock options under the recognition and measurement principles of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations, which generally results in no stock option expense. We grant our employee stock options at exercise prices equal to the market value of the underlying common stock on the date of grant and the related number of shares granted is fixed at that point in time resulting in no employee stock option expense reflected in net income (loss).
      The following table illustrates the effect on net income (loss) and earnings (loss) per share if we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (see Note 6, “Employee stock options”)(in millions, except per share information):

	Years Ended December 31,

	2004	2003	2002

Net income(loss)	$2,363	$2,259	$(1,392)
Stock based compensation, net of tax	292	198	190

Pro forma net income(loss)	$2,071	$2,061	$(1,582)

Earnings(loss) per share:
Basic	$1.86	$1.75	$(1.21)
Impact of stock option expense	(0.23)	(0.15)	(0.16)

Basic — pro forma	$1.63	$1.60	$(1.37)

Diluted	$1.81	$1.69	$(1.21)
Impact of stock option expense	(0.23)	(0.14)	(0.16)

Diluted — pro forma	$1.58	$1.55	$(1.37)

      In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, “Share-Based Payment”. SFAS No. 123R will require us to account for our stock options using a fair-value-based method as described in such statement and recognize the resulting compensation expense in our financial statements. We plan to adopt SFAS No. 123R using the modified-retrospective transition method on July  1, 2005 and we do not plan to restate our financial statements for periods ending prior to January 1, 2005. We expect that our after tax expense for stock options for the full twelve months in 2005 will range between $170 million to $220 million, or $0.13 to $0.17 per share. The estimated after tax expense for 2005 is less than the corresponding pro forma expense amount for 2004 ($292 million) principally due to a reduction in the estimated number of stock options to be granted in 2005 and a reduction in the estimated fair value of our stock options, which is primarily due to a lower estimated future volatility of our stock price, reflecting the consideration of implied volatility in our publicly traded equity instruments. However, the actual annual expense in 2005 is dependent on a number of factors including the number of stock options granted, our common stock price and related expected volatility, and other inputs utilized in estimating the fair value of the stock options at the time of grant. Accordingly, the adoption in 2005 of SFAS No. 123R will have a material impact on our results of operations. Additionally, SFAS No. 123R requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.

AMGEN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Derivative instruments
      We use financial instruments, including foreign currency forward, foreign currency option, equity forward, and interest rate swap contracts to manage our exposures to movements in foreign exchange rates, equity market price fluctuations, and interest rates. The use of these financial instruments modifies the exposure of these risks with the intent to reduce the risk or cost to us. We do not use derivatives for trading purposes and are not a party to leveraged derivatives.
      We recognize all of our derivative instruments as either assets or liabilities at fair value in our consolidated balance sheet. Fair value is determined based on quoted market prices. The accounting for changes in the fair value (i.e., unrealized gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. We also formally assess, both at inception and periodically thereafter, whether the hedging derivatives are highly effective in offsetting changes in either the fair value or cash flows of the hedged item. Our derivatives that are not designated and qualify as hedges are adjusted to fair value through current earnings.
      Periodically, we enter into foreign currency forward and option contracts to protect against possible changes in values of certain anticipated foreign currency cash flows, primarily resulting from sales outside the United States. These contracts are designated as cash flow hedges and accordingly, the gains and losses on these forward and option contracts are reported as a component of other comprehensive income and reclassified into interest and other income, net in the same periods during which the hedged transactions affect earnings. No portions of these foreign currency forward and option contracts are excluded from the assessment of hedge effectiveness, and there are no material ineffective portions of these hedging instruments. At December 31, 2004 and 2003, amounts in accumulated other comprehensive income related to cash flow hedges were not material. We also enter into foreign currency forward contracts to reduce exposures to foreign currency fluctuations of certain assets and liabilities denominated in foreign currencies. These forward contracts have not been designated as hedges and accordingly, gains and losses on these foreign currency forward contracts are recognized in interest and other income, net in the current period. During the years ended December 31, 2004, 2003 and 2002, gains and losses on these foreign currency forward contracts were not material.
      To protect against possible reductions in value of certain of its available-for-sale marketable equity securities and certain available-for-sale fixed income investments, we have entered into equity forward contracts and interest rate swap agreements which qualify and are designated as fair value hedges. The gains and (losses) on the equity forward contracts as well as the offsetting losses and gains on the hedged equity securities are recognized in interest and other income, net in the current period. During the years ended December 31, 2004, 2003, and 2002, gains and losses on the portions of these forwards excluded from the assessment of hedge effectiveness and the ineffective portions of these hedging instruments were not material. The terms of the interest rate swap agreements correspond to the related hedged investments. As a result, there is no hedge ineffectiveness. During the years ended December 31, 2004, 2003, and 2002, gains and losses on these interest rate swap agreements were fully offset by the losses and gains on the hedged investments.
      The Company has interest rate swap agreements, which qualify and are designated as fair value hedges, to protect against possible increases in value of certain debt instruments. The terms of the interest rate swap agreements correspond to the related hedged debt instruments. As a result, there is no hedge ineffectiveness. During the years ended December 31, 2004 and 2003, gains and losses on these interest rate swap agreements were not material and were fully offset by the losses and gains on the hedged debt instruments.

AMGEN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reclassification
      Certain prior year amounts have been reclassified to conform to the current year presentation.

2.	Related party transactions
      We own a 50% interest in KA, a corporation formed in 1984 with Kirin Brewery Company, Limited (“Kirin”) for the development and commercialization of certain products based on advanced biotechnology. We account for our interest in KA under the equity method and include our share of KA’s profits or losses in “Selling, general and administrative” in the consolidated statements of operations. For the years ended December 31, 2004, 2003, and 2002, our share of KA’s profits or losses were $25 million, ($2) million, and $11 million, respectively. KA’s revenues consist of royalty income related to its licensed technology rights. All of our rights to manufacture and market certain products including erythropoietin, granulocyte colony-stimulating factor (“G-CSF”), darbepoetin alfa, and pegfilgrastim are pursuant to exclusive licenses from KA. We currently market certain of these products under the brand names EPOGEN® (erythropoietin), NEUPOGEN® (G-CSF), Aranesp® (darbepoetin alfa), and Neulasta® (pegfilgrastim). KA receives royalty income from us, as well as Kirin, Johnson & Johnson, F. Hoffmann-La Roche Ltd, and others under separate product license agreements for certain geographic areas outside of the United States. During the years ended December 31, 2004, 2003, and 2002, KA earned royalties from us of $266 million, $216 million, and $168 million, respectively, which are included in “Cost of sales (excludes amortization of acquired intangible assets)” in the consolidated statements of operations.
      KA’s expenses primarily consist of costs related to research and development activities conducted on its behalf by Amgen and Kirin. KA pays Amgen and Kirin for such services at negotiated rates. During the years ended December 31, 2004, 2003, and 2002, we earned revenues from KA of $187 million, $68 million, and $175 million, respectively, for certain research and development activities performed on KA’s behalf, which are included in “Other revenues” in the accompanying consolidated statements of operations.
      In August 2003, we paid a legal settlement to Genentech, Inc. (“Genentech”) in connection with settling a patent litigation relating to our processes for producing NEUPOGEN® and Neulasta®. Pursuant to the terms of the license agreement with KA, KA indemnified us for the payment made to Genentech. During the year ended December 31, 2003, we recorded $47 million as our share of the loss incurred by KA, net of tax, in “Selling, general and administrative” in the accompanying consolidated statements of operations. In July 2004, KA received third-party reimbursement for a portion of the legal settlement paid to Genentech. During the year ended December 31, 2004, we recorded $11 million, net of tax, as our share of the reimbursement received by KA in “Selling, general and administrative” in the accompanying consolidated statements of operations.

AMGEN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Income taxes
      The provision for income taxes includes the following (in millions):

	Years Ended December 31,

	2004	2003	2002

Current provision:
Federal(including U.S. possessions)	$809	$1,155	$456
State	88	93	16
Foreign	78	108	60

Total current provision	975	1,356	532

Deferred(benefit) provision:
Federal(including U.S. possessions)	52	(402)	146
State	14	(40)	29
Foreign	(9)	—	—

Total deferred provision (benefit)	57	(442)	175

	$1,032	$914	$707

      Deferred income taxes reflect the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and the net tax effects of net operating loss and credit carryforwards. Significant components of our deferred tax assets and liabilities are as follows (in millions):

	December 31,

	2004	2003

Deferred tax assets:
Intercompany inventory related items	$449	$487
Fixed assets	4	220
Expense accruals	208	94
Acquired net operating loss and credit carryforwards	233	71
Other	159	98

Total deferred tax assets	1,053	970
Valuation allowance	(57)	(48)

Net deferred tax assets	996	922

Deferred tax liabilities:
Acquired intangibles	(1,486)	(1,611)
Financing debt instrument	(147)	(93)
Other	(38)	(78)
Total deferred tax liabilities	(1,671)	(1,782)

	$(675)	$(860)

      At December 31, 2004, we had net current deferred tax assets of $618 million, primarily composed of temporary differences related to inventory, accrued liabilities, and financing debt instruments, as well as acquired net operating losses and credits. At December 31, 2003, our net current deferred tax assets were $286 million.

AMGEN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      At December 31, 2004, we had operating loss carryforwards of $403 million available to reduce future federal taxable income, which begin expiring in 2007. In addition, we had operating loss carryforwards of $323 million available to reduce future taxable income in various state taxing jurisdictions. We have provided a valuation allowance against $214 million of the state operating loss carryforwards. The state operating loss carryforwards will begin expiring in 2005.
      The reconciliation between the Company’s effective tax rate and the federal statutory rate is as follows:

	Tax Rate for the
	Years Ended December 31,

	2004	2003	2002

Statutory rate applied to income before income taxes	35.0%	35.0%	35.0%
Acquired IPR&D	5.7%	0.0%	(153.0)%
Foreign earnings including permanently reinvested amounts	(12.8)%	(7.5)%	15.5%
Benefit of Puerto Rico operations, net of Puerto Rico income taxes	0.0%	0.0%	2.5%
State taxes	3.0%	1.7%	(6.5)%
Utilization of tax credits, primarily research and experimentation	(0.5)%	(0.6)%	4.9%
Other, net	0.0%	0.2%	(1.7)%

	30.4%	28.8%	(103.3)%

      We do not provide for U.S. income taxes on undistributed earnings of our foreign operations that are intended to be invested indefinitely outside the United States. At December 31, 2004, these earnings amounted to approximately $2,487 million. If these earnings were repatriated to the United States, we would be required to accrue and pay approximately $905 million of additional taxes based on the current tax rates in effect. For the years ended December 31, 2004, 2003, and 2002, our total foreign profits before income taxes were approximately $1,443 million, $956 million, and $360 million, respectively.
      On October 22, 2004, the President of the United States signed the American Jobs Creation Act of 2004 (the “Jobs Act”). The Jobs Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. The deduction is subject to a number of limitations. The Internal Revenue Service (“IRS”) issued its first guidance on the domestic reinvestment plans on January 13, 2005. However, uncertainty remains as to how to interpret numerous provisions in the Jobs Act. As such, we are currently evaluating the repatriation provisions of the Jobs Act and our 2004 results of operations do not reflect any impact relating to such repatriation provisions. Based on our preliminary analysis to date, we are limited under the Jobs Act to repatriate up to $500 million in foreign profits, and we estimate the tax liability to be approximately $30 to $40 million if we repatriate the full $500 million.
      Our income tax returns are routinely audited by the Internal Revenue Service and various state and foreign tax authorities. Significant disputes may arise with these tax authorities involving issues of the timing and amount of deductions and allocations of income among various tax jurisdictions because of differing interpretations of tax laws and regulations. We periodically evaluate our exposures associated with tax filing positions. While we believe our positions comply with applicable laws, we record liabilities based upon estimates of the ultimate outcomes of these matters.
      Income taxes paid during the years ended December 31, 2004, 2003, and 2002, totaled $1,138 million, $397 million, and $438 million, respectively.

AMGEN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Financing arrangements

Convertible notes
      As of December 31, 2004 and 2003, we had Convertible Notes (30-year, zero-coupon senior convertible notes) with an accreted value of $2.9 billion outstanding and having an aggregate face amount of $3.95 billion ($1,000 face amount per note) and yield to maturity of 1.125%. The original issue discount of $1.13 billion (or $285.77 per note) is being accreted to the balance of the Convertible Notes and recognized as interest expense over the life of the Convertible Notes using the effective interest method.
      Holders of the Convertible Notes may convert each of their notes into 8.8601 shares of common stock of Amgen (the “conversion rate”) at any time on or before the maturity date. The conversion price per share at issuance was $80.61. The conversion price per share as of any day will equal the original issuance price plus the accrued original issue discount to that day, divided by the conversion rate, or $83.22 per share as of December 31, 2004. The holders of the Convertible Notes may require us to purchase all or a portion of their notes on March 1, 2005, March 1, 2007, March 1, 2012, and March 1, 2017 at a price equal to the original issuance price plus the accrued original issue discount to the purchase dates. In such event, under the terms of the Convertible Notes, we have the right to pay the purchase price in cash and/or shares of common stock, which would be issued at the then current market price.
      On March 2, 2005, as a result of certain holders of the Convertible Notes exercising their March 1, 2005 put option, we repurchased $1,175 million, or approximately 40%, of the outstanding Convertible Notes at their then-accreted value for cash. Upon the repurchase of such Convertible Notes, a pro rata portion, $20 million, of the related debt issuance costs were immediately charged to interest expense in the quarter ending March 31, 2005. We made an aggregate cash payment of $22 million to the holders of the Convertible Notes who did not exercise the put option and continued to hold outstanding Convertible Notes subsequent to March 1, 2005. This payment is approximately equal to 1.25% of each Convertible Note’s then-accreted value and will be amortized to interest expense over the life of the remaining outstanding Convertible Notes using the effective interest method. Concurrently, we amended the terms of the Convertible Notes to add an additional put date in order to permit the remaining holders, at their option, to cause us to repurchase the Convertible Notes on March 1, 2006 at the then-accreted value. In such event, we have the right to pay the purchase price in cash and/or shares of common stock, which would be issued at the then current market price. Accordingly, the portion of the Convertible Notes outstanding at December 31, 2004 not repurchased on March 2, 2005 was classified as long-term debt in the accompanying consolidated balance sheet.
      We may redeem all or a portion of the Convertible Notes for cash at any time on or after March 1, 2007 at the original issuance price plus accrued original issue discount as of the redemption date. In addition, we will pay contingent cash interest during any six-month period commencing on or after March 2, 2007 if the average market price of a note for a five trading day measurement period preceding the applicable six-month period equals 120% or more of the sum of the original issuance price and accrued original issue discount for such note. The contingent cash interest in respect of any quarterly period will equal the greater of 1) the amount of regular cash dividends paid by us per share multiplied by the number of shares of common stock deliverable upon conversion of the Convertible Notes at the then applicable conversion rate or 2) 0.0625% of the average market price of a note for a five trading day measurement period preceding the applicable six-month period provided, that if we do not pay cash dividends during a semiannual period we will pay contingent interest semiannually at a rate of 0.125% of the average market price of a note for a five trading day measurement period.

Medium and long-term notes
      In November 2004, we issued $1.0 billion aggregate principal amount of 4.00% senior notes due 2009 (the “2009 Notes”) and $1.0 billion aggregate principal amount of 4.85% senior notes due 2014 (the “2014

AMGEN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Notes”). The net proceeds of $1,989 million are intended to be used for purchases of shares under our stock repurchase program and for general corporate purposes, including capital expenditures and working capital.
      We had $100 million of debt securities outstanding at December 31, 2004 and 2003 with a fixed rate of 6.5% that mature in 2007 (the “2007 Notes”), which were issued under our $500 million debt shelf registration statement (the “500 Million Shelf”) which was established in 1997. See below for additional information on the $500 Million Shelf.
      We had $100 million of debt securities outstanding at December 31, 2004 and 2003 with a fixed interest rate of 8.1% that mature in 2097 (the “Century Notes”). These securities may be redeemed in whole or in part at our option at any time for a redemption price equal to the greater of the principal amount to be redeemed or the sum of the present values of the principal and remaining interest payments discounted at a determined rate plus, in each case, accrued interest.

Shelf registrations and other facilities
      In July 2004, we established a $1.0 billion five-year unsecured revolving credit facility to be used for general corporate purposes, including commercial paper support. Additionally, we increased the size of our commercial paper authorization by $1.0 billion to $1.2 billion. No amounts were outstanding under the credit facility or commercial paper program as of December 31, 2004.
      In October 2003, we established a $1.0 billion shelf registration (the “$1 Billion Shelf”) to provide for financial flexibility. The $1 Billion Shelf allows us to issue debt securities, common stock, and associated preferred share purchase rights, preferred stock, warrants to purchase debt securities, common stock or preferred stock, securities purchase contracts, securities purchase units and depositary shares. Under the $1 Billion Shelf, all of the securities available for issuance may be offered from time to time with terms to be determined at the time of issuance. As of December 31, 2004, no securities had been issued under the $1 Billion Shelf.
      In 1997, pursuant to the $500 Million Shelf, we established a $400 million medium-term note program. All of the $400 million of debt securities available for issuance may be offered from time to time under our medium-term note program with terms to be determined at the time of issuance. As of December 31, 2004, no securities were outstanding under the $400 million medium-term note program.
      Certain of our financing arrangements contain non-financial covenants and as of December 31, 2004, we are in compliance with all applicable covenants.

AMGEN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Contractual maturities of long-term debt obligations
      The aggregate contractual maturities of all long-term debt obligations due subsequent to December 31, 2004, are as follows (in millions):

Maturity Date	Amount

2005(1)	$1,175
2006(1)	1,762
2007	100
2008	—
2009	1,000
After 2009	1,100

$5,137

(1)	The amounts above reflect the Convertible Notes’ accreted value repurchased on March 1, 2005 and the remaining Convertible Notes’ accreted value on March 1, 2006, the next put date (see Convertible notes above).

5.	Stockholders’ equity

Stockholder Rights Agreement
      We have an amended and restated preferred stock rights plan effective through December 12, 2010 pursuant to which each share of common stock outstanding and each subsequently issued share have attached to them one whole preferred share purchase right (a “Right”). The Right represents the right to purchase one four-thousandth (1/4000) of a share of Series A Junior Participating Preferred Stock of Amgen at $350.00. These Rights expire on December 12, 2010.
      Under certain circumstances, if an acquiring person or group acquires 10% or more of our outstanding common stock, an exercisable Right will entitle its holder (other than the acquirer) to buy shares of common stock of Amgen having a market value of two times the exercise price of one Right. However, in limited circumstances approved by the outside directors of the Board of Directors, a stockholder who enters into an acceptable standstill agreement may acquire up to 20% of the outstanding shares without triggering the Rights. If an acquirer acquires at least 10%, but less than 50%, of our common stock, the Board of Directors may exchange each Right (other than those of the acquirer) for one share of common stock per Right. In addition, under certain circumstances, if we are involved in a merger or other business combination where we are not the surviving corporation, an exercisable Right will entitle its holder to buy shares of common stock of the acquiring company having a market value of two times the exercise price of one Right. We may redeem the Rights at $0.00025 per Right at any time prior to the public announcement that a 10% position has been acquired.

Stock repurchase program
      In December 2003, the Board of Directors (the “Board”) authorized us to repurchase up to $5.0 billion of common stock. Additionally, in December 2004, the Board authorized us to repurchase up to an additional $5.0 billion of common stock. As of December 31, 2004, $5,969 million was available for stock repurchases under these two authorizations. The amount we spend and the number of shares repurchased varies based on a variety of factors including the stock price and blackout periods in which we are restricted from repurchasing shares.

AMGEN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      A summary of our repurchase activity for the years ended December 31, 2004 and 2003 is as follows (amounts in millions):

	2004		2003

	Shares	Dollars	Shares	Dollars

First quarter	10	$650	8	$451
Second quarter	17	1,000	7	449
Third quarter	24	1,398	5	324
Fourth quarter	18	1,024	10	577

Total	69	$4,072	30	$1,801

Other comprehensive income/(loss)
      Information regarding the components of accumulated other comprehensive income/(loss) are as follows (in millions):

			Accumulated
	Unrealized	Foreign	Other
	Gains/(Losses)	Currency	Comprehensive
	on Securities	Translation	Income

Balance at December 31, 2003	$33	$28	$61
Current year other comprehensive(loss)/income	(82)	24	(58)

Balance at December 31, 2004	$(49)	$52	$3

Other
      In addition to common stock, our authorized capital includes 5 million shares of preferred stock, $0.0001 par value, of which 0.7 million shares have been reserved and designated Series A Preferred Stock. At December 31, 2004 and 2003, no shares of preferred stock were issued or outstanding.
      At December 31, 2004, we had reserved 185 million shares of our common stock, which may be issued through our employee stock option and stock purchase plans and through conversion of our Convertible Notes.

6.	Employee stock options

Employee stock option plans
      Our employee stock option plans provide for option grants designated as either nonqualified or incentive stock options. Option grants to employees generally vest over a three to five year period and expire seven years from the date of grant. Most employees are eligible to receive a grant of stock options annually with the number of shares generally determined by the employee’s salary grade and performance level. In addition, certain management and professional level employees typically receive a stock option grant upon commencement of employment.

AMGEN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      As of December 31, 2004, we had 48 million shares of common stock available for future grant under our employee stock option plans. Stock option information with respect to all of our employee stock option plans is as follows (shares in millions):

		Exercise Price

				Weighted-
	Shares	Low	High	Average

Balance unexercised at December 31, 2001	94	$6.19	$78.00	$33.62
Granted	18	$31.07	$62.48	$40.61
Assumed from Immunex Corporation (including 19 million vested options)	22	$1.97	$72.00	$23.66
Exercised	(26)	$2.00	$60.36	$15.90
Forfeited	(5)	$8.50	$76.44	$52.01

Balance unexercised at December 31, 2002	103	$1.97	$78.00	$36.25
Granted	19	$48.88	$71.54	$64.44
Exercised	(23)	$2.09	$69.31	$20.98
Forfeited	(4)	$5.05	$78.00	$55.59

Balance unexercised at December 31, 2003	95	$1.97	$78.00	$44.68
Granted	16	$37.68	$66.23	$59.32
Assumed from Tularik Inc. (including 2 million vested options)	4	$1.11	$129.16	$23.15
Exercised	(20)	$2.00	$64.56	$20.42
Forfeited	(6)	$12.67	$78.00	$59.93

Balance unexercised at December 31,2004	89	$1.11	$129.16	$50.82

      At December 31, 2004, 2003, and 2002, employee stock options to purchase 47 million, 52 million, and 62 million shares were exercisable at weighted-average prices of $44.69, $34.38, and $27.03, respectively.
      Information regarding employee stock options outstanding as of December 31, 2004 is as follows (shares in millions):

	Options Outstanding			Options Exercisable

			Weighted-
		Weighted-	Average		Weighted-
		Average	Remaining		Average
		Exercise	Contractual		Exercise
Price Range	Shares	Price	Life	Shares	Price

Over $0.00 to $30.00	12	$16.84	2.8	11	$16.63
Over $30.00 to $60.00	40	$47.53	4.7	17	$40.34
Over $60.00	37	$65.51	4.2	19	$65.58

Fair value disclosures of employee stock options
      The exercise price of employee stock option grants is set at the closing price of our common stock on the date of grant and the related number of shares granted is fixed at that point in time. Therefore, under the principles of APB No. 25, we do not recognize compensation expense associated with the grant of employee stock options. SFAS No. 123 requires the use of option valuation models to provide supplemental information regarding options granted after 1994.

AMGEN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The weighted average fair value of common stock and stock options on the date of grant, and the assumptions used to estimate the fair value of the stock options using the Black-Scholes option valuation model, were as follows:

	2004	2003	2002

Weighted average fair value of common stock	$59.32	$64.44	$40.61
Weighted average fair value of stock options granted	22.90	26.04	16.66
Risk-free interest rate	2.6%	2.4%	3.6%
Expected life (in years)	4.3	4.0	3.9
Expected volatility	44.0%	50.0%	50.0%
Expected dividend yield	0%	0%	0%
      The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options. Our employee stock options have characteristics significantly different from those of traded options such as extremely limited transferability and, in most cases, vesting restrictions. In addition, the assumptions used in option valuation models (see above) are highly subjective, particularly the expected stock price volatility of the underlying stock. Changes in these subjective input assumptions can materially affect the fair value estimate of our employee stock options. For purposes of pro forma disclosures, the estimated fair values of the options are amortized over the options’ vesting periods. See Note 1, “Summary of significant accounting policies — Employee stock option and stock purchase plans” for a detailed computation of pro forma net income (loss) and earnings (loss) per share.

7.	Acquisitions

Tularik Inc.
      On August 13, 2004, we acquired all of the outstanding common stock of Tularik in a transaction accounted for as a business combination. Tularik was a company engaged in drug discovery related to cell signaling and the control of gene expression. We issued 24 million shares in the acquisition. Additionally, we issued 4 million stock options in exchange for Tularik stock options assumed in the acquisition. The purchase price of $1.5 billion, which included the carrying value of our existing ownership interest in Tularik of approximately 21% or $82 million, was preliminarily allocated to goodwill of $752 million, IPR&D of $554 million (see Note 1, “Summary of significant accounting policies — Acquired in-process research and development”), and other net assets acquired of $191 million. The amount allocated to IPR&D was immediately expensed in the consolidated statement of operations during the three months ended September 30, 2004. The estimated fair value of these R&D projects was determined through the assistance of an independent valuation firm and was based on discounted cash flows. The final determination of the purchase price allocation is expected to be completed as soon as practicable after the consummation of the acquisition. The results of Tularik’s operations have been included in the consolidated financial statements commencing August  14, 2004. Pro forma results of operations for the year ended December 31, 2004 assuming the acquisition of Tularik had taken place at the beginning of 2004 would not differ significantly from actual reported results. The merger was structured to qualify as a tax-free reorganization within the meaning of Section 368(a) of the Internal Revenue Code.

Immunex Corporation
      On July 15, 2002, we acquired all of the outstanding common stock of Immunex in a transaction accounted for as a business combination. The purchase price of the acquisition was $17.8 billion and was primarily allocated to goodwill, intangible assets (see Note 1, “Summary of significant accounting policies — Intangible assets and goodwill”), and IPR&D (see Note 1, “Summary of significant accounting policies — Acquired in-process research and development”) based on their estimated fair values at the acquisition date.

AMGEN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The amount allocated to IPR&D, $2,992 million, was immediately expensed in the consolidated statement of operations during the three months ended September 30, 2002. The estimated fair value of these R&D projects was determined through the assistance of an independent valuation firm and was based on discounted cash flows. The results of Immunex’s operations have been included in the consolidated financial statements commencing July 16, 2002. The merger was structured to qualify as a tax-free reorganization within the meaning of Section 368(a) of the Internal Revenue Code.
      The following unaudited pro forma information presents a summary of our consolidated results of operations as if the Immunex acquisition had taken place at the beginning of 2002 (in millions, except per share information):

Year Ended
December 31,
2002

Product sales	$5,539
Total revenues	6,078
Net income	1,487
Pro forma earnings per share:
Basic	$1.16
Diluted	$1.12
      The pro forma net income and earnings per share for 2002 exclude the acquired IPR&D charge noted above. The pro forma information is not necessarily indicative of results that would have occurred had the acquisition been in effect for the periods presented or indicative of results that may be achieved in the future.

8.	Commitments and contingencies

Commitments
      We lease certain administrative and laboratory facilities under non-cancelable operating leases that expire through December 2021. The following table summarizes the minimum future rental commitments under non-cancelable operating leases at December 31, 2004 (in millions):

Lease
Year Ended December 31,	Payments

2005	$81
2006	70
2007	61
2008	51
2009	45
Thereafter	348

Total	656
Less income from subleases	62

Net minimum operating lease payments	$594

      Rental expense on operating leases for the years ended December 31, 2004, 2003, and 2002 was $45 million, $30 million, and $26 million, respectively. Sublease income for the years ended December 31, 2004, 2003, and 2002 was not material.
      We are under supply agreements with various contract manufacturers for the production, vialing, and packaging of ENBREL®. Under the terms of the various contracts, we are required to purchase certain

AMGEN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
minimum quantities of ENBREL® each year through 2010. The following table summarizes the minimum contractual inventory commitments from third-party contract manufacturers at December 31, 2004 (in millions):

Inventory
Year Ended December 31,	Commitments

2005	$313
2006	121
2007	123
2008	123
2009	123
Thereafter	373

Total contractual purchases	$1,176

      The amounts above primarily relate to our long-term supply agreement with Boehringer Ingelheim Pharma KG (“BI Pharma”) for the manufacture of commercial quantities of ENBREL®. Amounts owed to BI Pharma are based on firm commitments for the purchase of production capacity for ENBREL® and reflect certain estimates such as production run success rates and bulk drug yields achieved.
      Amounts purchased under contractual inventory commitments from third-party contract manufacturers for the years ended December 31, 2004 and 2003 were $268 million and $282 million, respectively.

Contingencies
      In the ordinary course of business, we are involved in various legal proceedings and other matters, including tax-related. While it is not possible to accurately predict or determine the eventual outcome of these items, we do not believe any such items currently pending will have a material adverse effect on our annual consolidated financial statements, although an adverse resolution in any quarterly reporting period of one or more of these items could have a material impact on the results of operations for that period.

9.	Segment information
      We operate in one business segment — human therapeutics. Therefore, results of operations are reported on a consolidated basis for purposes of segment reporting. Enterprise-wide disclosures about revenues by product, revenues and long-lived assets by geographic area, and revenues from major customers are presented below.

AMGEN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Revenues
      Revenues consisted of the following (in millions):

	Years Ended December 31,

	2004	2003	2002

Product sales:
EPOGEN®	$2,601	$2,435	$2,261
Aranesp®	2,473	1,544	416
ENBREL®	1,900	1,300	362
Neulasta®	1,740	1,255	464
NEUPOGEN®	1,175	1,267	1,380
Other	88	67	108

Total product sales	9,977	7,868	4,991
Other revenues	573	488	532

Total revenues	$10,550	$8,356	$5,523

Geographic information
      Outside the United States, we principally sell: 1) Aranesp® in most countries in Europe, Canada, and Australia, 2) Neulasta® in certain countries in Europe commencing with the January 2003 launch, Canada, and Australia, 3) NEUPOGEN® in most countries in Europe, Canada, and Australia, and 4) ENBREL® in Canada commencing July  16, 2002. Information regarding revenues and long-lived assets (consisting of property, plant, and equipment) attributable to the United States and to all foreign countries collectively is stated below. The geographic classification of product sales was based upon the location of the customer. The geographic classification of all other revenues was based upon the domicile of the entity from which the revenues were earned. Information is as follows (in millions):

	Years Ended December 31,

	2004	2003	2002

Revenues:
United States	$8,847	$7,246	$5,026
Foreign countries	1,703	1,110	497

Total revenues	$10,550	$8,356	$5,523

	December 31,

	2004	2003	2002

Long-lived assets:
United States	$3,647	$3,086	$2,474
Foreign countries	1,065	713	340

Total long-lived assets	$4,712	$3,799	$2,814

Major customers
      In the United States, we sell primarily to wholesale distributors of pharmaceutical products. With the exception of ENBREL®, we utilize these wholesale distributors as the principal means of distributing our principal products to healthcare providers such as clinics, hospitals, and pharmacies. With respect to

AMGEN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
ENBREL®, we primarily drop-ship wholesaler orders directly to pharmacies for end-users. We monitor the financial condition of our larger distributors and limit our credit exposure by setting appropriate credit limits and requiring collateral from certain customers.
      For the years ended December 31, 2004, 2003 and 2002, sales to three large wholesalers each accounted for more than 10% of total revenues. Net product sales to these three wholesalers were $3,406 million, $1,809 million, and $1,683 million, respectively for the year ended December 31, 2004. Sales to these three wholesalers were $2,686 million, $1,340 million, and $1,596 million, respectively, for the year ended December 31, 2003. Sales to these three wholesalers were $2,084 million, $844 million, and $989 million, respectively, for the year ended December 31, 2002.
      At December 31, 2004 and 2003, amounts due from these three large wholesalers each exceeded 10% of gross trade receivables, and accounted for 52% and 53%, respectively, of net trade receivables on a combined basis. At December 31, 2004 and 2003, 38% and 37%, respectively, of trade receivables, net were due from customers located outside the United States, primarily in Europe.

10.	Accrued liabilities
      Accrued liabilities consisted of the following (in millions):

	December 31,

	2004	2003

Employee compensation and benefits	$610	$445
Sales incentives and allowances	589	358
Income taxes	355	673
Accrued royalties	146	133
Other	777	520

	$2,477	$2,129

11.	Fair values of financial instruments

Short-term assets and liabilities
      The fair values of cash equivalents, accounts receivable, and accounts payable approximate their carrying value due to the short-term nature of these financial instruments.

Non-current assets
      The fair values of our equity method investments at December 31, 2004 and 2003 were approximately $238 million and $413 million, respectively, based on quoted market prices to the extent available. Certain of our equity method investments do not have readily available fair values and therefore the carrying values are considered to approximate their fair values. At December 31, 2004 and 2003, the carrying values of our equity method investments were $238 million and $283 million, respectively, and are included in non-current other assets in the accompanying consolidated balance sheets.

Convertible Notes
      The fair value of the Convertible Notes at December 31, 2004 and 2003 were approximately $2,933 million and $2,979 million, respectively. The Convertible Notes are registered with the Securities and Exchange Commission and traded on the open market. The fair value of the Convertible Notes was based on the quoted market prices at December 31, 2004 and 2003.

AMGEN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Long-term debt
      The fair value of the 2009 Notes and the 2014 Notes at December 31, 2004 was $2,000 million. The fair values of the 2007 Notes and Century Notes at December 31, 2004 and 2003 were approximately $242 million and $249 million, respectively. The fair values for medium and long–term notes were estimated based on quoted market rates for instruments with similar terms and remaining maturities.

12.	Other items, net
      Other items, net in the accompanying consolidated statements of operations consists of the following expense/(income) items (in millions):

	Years Ended
	December 31,

	2003	2002

License Agreement arbitration	$(74)	$(151)
Amgen Foundation contribution	50	50
Termination of collaboration agreements	—	(40)

	$(24)	$(141)

License Agreement arbitration
      In September 1985, we granted Johnson & Johnson’s affiliate, Ortho Pharmaceutical Corporation, a license relating to certain patented technology and know-how of Amgen to sell Epoetin alfa throughout the United States for all human uses except dialysis and diagnostics. A number of disputes arose between Amgen and Johnson & Johnson as to their respective rights and obligations under the various agreements between them, including the agreement granting the license (the “License Agreement”). These disputes between Amgen and Johnson & Johnson have been resolved through binding arbitration. One of these disputes related to the alleged violation of the License Agreement by Johnson & Johnson. In October 2002, the Arbitrator issued a final order awarding us $150 million for Johnson & Johnson’s breach of the License Agreement. The legal award of $151 million, which included interest, was recorded in the fourth quarter of 2002. In January 2003, we were awarded reimbursement of our costs and expenses, as the successful party in the arbitration. In May 2003, the Arbitrator issued a final order awarding us $74 million in such costs and expenses, which were recorded in the second quarter of 2003.

Amgen Foundation contribution
      In each of 2003 and 2002, we contributed $50 million to the Amgen Foundation. These contributions will allow the Amgen Foundation to continue its support of non-profit organizations that focus on issues in health and medicine, science education, and other activities that strengthen local communities.

Termination of collaboration agreements
      During the year ended December 31, 2002, we recorded a benefit of $40 million related to the finalization of the termination of certain collaboration agreements which resulted in the recovery of certain expenses accrued in the fourth quarter of 2001. The benefit principally related to the settlement of the PRAECIS PHARMACEUTICALS INCORPORATED collaboration agreement. At December 31, 2002, substantially all amounts had been paid to the respective third parties.

AMGEN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Quarterly financial data (unaudited)
(In millions, except per share data)

2004 Quarter Ended	Dec. 31	Sept. 30(1)	June 30	Mar. 31

Product sales	$2,778	$2,560	$2,431	$2,208
Gross profit from product sales	2,302	2,113	1,996	1,835
Net income	689	236	748	690
Earnings per share(4):
Basic	$0.55	$0.19	$0.59	$0.54
Diluted	$0.53	$0.18	$0.57	$0.52

2003 Quarter Ended	Dec. 31(2)	Sept. 30(3)	June 30	Mar. 31

Product sales	$2,238	$2,078	$1,916	$1,636
Gross profit from product sales	1,849	1,738	1,587	1,353
Net income	547	612	607	493
Earnings per share(4):
Basic	$0.43	$0.47	$0.47	$0.38
Diluted	$0.41	$0.46	$0.45	$0.37

(1)	In the third quarter of 2004, we recorded: 1) a charge of $554 million related to the write-off of IPR&D related to the Tularik acquisition and 2) a benefit of $11 million for the reimbursement of certain amounts paid to Genentech for the legal settlement.

(2)	In the fourth quarter of 2003, we recorded a charge of $87 million for the upfront fee paid to Biovitrum AB (“Biovitrum”), related to the multifaceted agreement under which we received exclusive rights to develop and commercialize certain of Biovitrum’s small molecules for the treatment of metabolic diseases and certain other medical disorders.

(3)	In the third quarter of 2003, we recorded: 1) a charge of $47 million related to the legal settlement paid to Genentech, 2) a gain from a legal award related to our arbitration with Johnson & Johnson of $74 million, and 3) a contribution of $50 million to the Amgen Foundation.

(4)	Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share information may not equal annual earnings per share.
      See Notes 2, 7, and 12 for further discussion of the items described above.

SCHEDULE II
AMGEN INC.
VALUATION ACCOUNTS
Years Ended December 31, 2004, 2003, and 2002
(In millions)

		Additions
	Balance at	Charged to			Balance
	Beginning	Costs and	Other		at End
	of Period	Expense	Additions(1)	Deductions	of Period

Year ended December 31, 2004:
Allowance for doubtful accounts	$27	$2	$—	$—	$29
Year ended December 31, 2003:
Allowance for doubtful accounts	$23	$4	$—	$—	$27
Year ended December 31, 2002:
Allowance for doubtful accounts	$21	$1	$1	$—	$23

(1)	In connection with the Immunex acquisition, we recorded an additional allowance for doubtful accounts of $1 million as of the acquisition date.