Form 10-Q
period 2005-03-31
AMGEN INC
filed 2005-05-04
CIK 318154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-12477

AMGEN INC.

(Exact name of registrant as specified in its charter)

Delaware	95-3540776

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

One Amgen Center Drive, Thousand Oaks, California	91320-1799

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code	(805) 447-1000

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

     As of April 15, 2005, the registrant had 1,237,480,665 shares of common stock, $0.0001 par value, outstanding.

AMGEN INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

          The information in this report for the three months ended March 31, 2005 and 2004 is unaudited but includes all adjustments (consisting only of normal recurring accruals, unless otherwise indicated) which Amgen Inc., including its subsidiaries, (“Amgen”) considers necessary for a fair presentation of the results of operations for those periods.

          The Condensed Consolidated Financial Statements should be read in conjunction with our Consolidated Financial Statements and the notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2004.

          Interim results are not necessarily indicative of results for the full fiscal year.

AMGEN INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2005	2004
Revenues:
Product sales	$2,735	$2,208
Other revenues	98	135

Total revenues	2,833	2,343

Operating expenses:
Cost of sales (excludes amortization of acquired intangible assets presented below)	489	373
Research and development	524	441
Selling, general and administrative	577	517
Amortization of acquired intangible assets	87	84

Total operating expenses	1,677	1,415

Operating income	1,156	928

Interest and other income and (expense), net	(10)	21

Income before income taxes	1,146	949

Provision for income taxes	292	259

Net income	$854	$690

Earnings per share:
Basic	$0.68	$0.54
Diluted	$0.67	$0.52

Shares used in calculation of earnings per share:
Basic	1,249	1,279
Diluted	1,290	1,332

See accompanying notes.

AMGEN INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share data)
(Unaudited)

	March 31,	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$1,183	$1,526
Marketable securities	2,852	4,282
Trade receivables, net	1,584	1,461
Inventories	932	888
Other current assets	873	1,013

Total current assets	7,424	9,170

Property, plant, and equipment, net	4,790	4,712
Intangible assets, net	3,965	4,033
Goodwill	10,519	10,525
Other assets	722	781

	$27,420	$29,221

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$549	$507
Accrued liabilities	2,485	2,477
Convertible notes	1,744	1,173

Total current liabilities	4,778	4,157

Deferred tax liabilities	1,280	1,294
Convertible notes	—	1,739
Other long-term debt	2,198	2,198
Other non-current liabilities	124	128

Contingencies

Stockholders’ equity:
Preferred stock; $0.0001 par value; 5 shares authorized; none issued or outstanding	—	—
Common stock and additional paid-in capital; $0.0001 par value; 2,750 shares authorized; outstanding - 1,237 shares in 2005 and 1,260 shares in 2004	22,237	22,078
Accumulated deficit	(3,197)	(2,376)
Accumulated other comprehensive income	—	3

Total stockholders’ equity	19,040	19,705

	$27,420	$29,221

AMGEN INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended
	March 31,
	2005	2004
Cash flows from operating activities:
Net income	$854	$690
Depreciation and amortization	202	176
Tax benefits related to employee stock options	45	47
Other items, net	12	20
Cash provided by (used in) changes in operating assets and liabilities:
Trade receivables, net	(123)	(187)
Inventories	(44)	(24)
Other assets	91	62
Accounts payable	42	(16)
Accrued income taxes	259	(159)
Other accrued liabilities	(215)	(210)

Net cash provided by operating activities	1,123	399

Cash flows from investing activities:
Purchases of property, plant, and equipment	(198)	(386)
Proceeds from maturities of marketable securities	4,556	33
Proceeds from sales of marketable securities	9,263	2,645
Purchases of marketable securities	(12,409)	(2,139)
Other	54	(84)

Net cash provided by investing activities	1,266	69

Cash flows from financing activities:
Repurchases of common stock	(1,675)	(650)
Repayment of Convertible Notes	(1,175)	—
Net proceeds from issuance of common stock upon the exercise of employee stock options and in connection with an employee stock purchase plan	128	101
Other	(10)	5

Net cash used in financing activities	(2,732)	(544)

Decrease in cash and cash equivalents	(343)	(76)

Cash and cash equivalents at beginning of period	1,526	837

Cash and cash equivalents at end of period	$1,183	$761

See accompanying notes.

AMGEN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2005

1. Summary of significant accounting policies

     Business

          Amgen Inc., including its subsidiaries, (“Amgen”) is a global biotechnology company that discovers, develops, manufactures, and markets human therapeutics based on advances in cellular and molecular biology.

     Basis of presentation

          The financial information for the three months ended March 31, 2005 and 2004 is unaudited but includes all adjustments (consisting only of normal recurring accruals, unless otherwise indicated), which we consider necessary for a fair presentation of the results of operations for these periods. Interim results are not necessarily indicative of results for the full fiscal year.

     Principles of consolidation

          The Condensed Consolidated Financial Statements include the accounts of Amgen as well as its wholly owned subsidiaries. We do not have any significant interests in variable interest entities. All material intercompany transactions and balances have been eliminated in consolidation.

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

     Inventories

          Inventories are stated at the lower of cost or market. Cost is determined in a manner, which approximates the first-in, first-out (FIFO) method. Inventories consisted of the following (in millions):

AMGEN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

	March 31,	December 31,
	2005	2004
Raw materials	$138	$117
Work in process	600	565
Finished goods	194	206

	$932	$888

     Intangible assets and goodwill

          Intangible assets are recorded at cost, less accumulated amortization. Amortization of intangible assets is provided over their estimated useful lives ranging from 5 to 15 years on a straight-line basis (weighted-average amortization period of 14.4 years at March 31, 2005). As of March 31, 2005 and December 31, 2004, accumulated amortization of intangible assets amounted to $928 million and $834 million, respectively. Intangible assets primarily consist of acquired product technology rights of $3,734 million, net of accumulated amortization of $882 million, which relate to the identifiable intangible assets acquired in connection with the Immunex Corporation (“Immunex”) acquisition in July 2002. Amortization of acquired product technology rights is included in “Amortization of acquired intangible assets” in the accompanying Condensed Consolidated Statements of Operations. We review our intangible assets for impairment periodically and whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.

          Goodwill principally relates to the acquisition of Immunex. The decrease in goodwill from the prior year is due to tax benefits realized upon exercise of Immunex related stock options during the three months ended March 31, 2005. We perform an impairment test annually and whenever events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable.

     Product sales

          Product sales primarily consist of sales of EPOGEN® (Epoetin alfa), Aranesp® (darbepoetin alfa), Neulasta® (pegfilgrastim), NEUPOGEN® (Filgrastim), and ENBREL® (etanercept).

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

AMGEN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

employing an arbitrated audit methodology to measure each party’s spillover based on estimates of and subsequent adjustments thereto of third-party data on shipments to end users and their usage.

          Sales of our other products are recognized when shipped and title and risk of loss have passed. Product sales are recorded net of accruals for estimated rebates (including Medicaid), wholesaler chargebacks, discounts, and other incentives (collectively “sales incentives”) and returns.

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

     Earnings per share

          Basic earnings per share is based upon the weighted-average number of common shares outstanding. Diluted earnings per share is based upon the weighted-average number of common shares and dilutive potential common shares outstanding. Potential common shares outstanding include stock options under our employee stock option plans and potential issuances of stock under equity incentive plans utilizing the treasury stock method (collectively “Dilutive Securities”). Common shares to be issued under the assumed conversion of the outstanding 30-year, zero-coupon senior convertible notes (the “Convertible Notes”) (see Note 4, “Convertible notes”) are included under the if-converted method when dilutive.

          The following table sets forth the computation for basic and diluted earnings per share (in millions, except per share information):

AMGEN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

	Three Months Ended
	March 31,
	2005	2004
Income (Numerator):
Net income for basic EPS	$854	$690
Adjustment for interest expense on Convertible Notes, net of tax	5	5

Net income for diluted EPS, after assumed conversion of Convertible Notes	$859	$695

Shares (Denominator):
Weighted-average shares for basic EPS	1,249	1,279
Effect of Dilutive Securities	11	18
Effect of Convertible Notes, after assumed conversion of Convertible Notes	30	35

Weighted-average shares for diluted EPS	1,290	1,332

Basic earnings per share	$0.68	$0.54
Diluted earnings per share	$0.67	$0.52

     Employee stock options

          We account for our employee stock options under the recognition and measurement principles of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations, which generally results in no stock option expense. We grant our employee stock options at exercise prices equal to the market value of the underlying common stock on the date of grant and the related number of shares granted is fixed at that point in time resulting in no employee stock option expense reflected in net income.

          The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”, as amended (in millions, except per share information):

AMGEN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

	Three Months Ended
	March 31,
	2005	2004
Net income	$854	$690
Stock-based compensation, net of tax	(71)	(85)

Pro forma net income	$783	$605

Earnings per share:
Basic	$0.68	$0.54
Impact of stock option expense	(0.05)	(0.07)

Basic — pro forma	$0.63	$0.47

Diluted	$0.67	$0.52
Impact of stock option expense	(0.06)	(0.06)

Diluted — pro forma	$0.61	$0.46

          The weighted-average fair value of common stock and stock options on the date of grant, and the weighted-average assumptions used to estimate the fair value of the stock options using the Black-Scholes option valuation model, were as follows for the three months ended March 31:

	2005	2004
Weighted average fair value of common stock	$59.16	$59.84
Weighted average fair value of stock options granted	$17.71	$23.07
Risk-free interest rate	4.0%	2.4%
Expected life (in years)	5.1	4.2
Expected volatility	24.0%	45.0%
Expected dividend yield	0%	0%

          During the three months ended, we revised our method of estimating expected volatility used in the Black-Scholes option valuation model to reflect the consideration of implied volatility in our publicly traded equity instruments.

          In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, “Share-Based Payment”. SFAS No. 123R will require us to account for our stock options using a fair-value-based method as described in such statement and recognize the resulting compensation expense in our financial statements. The adoption of SFAS 123R will have a material impact on our results of operations. The Securities and Exchange Commission (“SEC’) has provided for a phase-in implementation process for SFAS No. 123R, which requires us to adopt the new accounting standard no later than January 1, 2006. We are currently evaluating when to adopt SFAS No. 123R given the recent phase-in implementation process provided by the SEC.

AMGEN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

2. Related party transactions

          We own a 50% interest in Kirin-Amgen, Inc. (“KA”), a corporation formed in 1984 with Kirin Brewery Company, Limited (“Kirin”) for the development and commercialization of certain products based on advanced biotechnology. We account for our interest in KA under the equity method and include our share of KA’s profits or losses in “Selling, general and administrative” in the Condensed Consolidated Statements of Operations. KA’s revenues consist of royalty income related to its licensed technology rights. All of our rights to manufacture and market certain products including erythropoietin, granulocyte colony-stimulating factor (“G-CSF”), darbepoetin alfa, and pegfilgrastim are pursuant to exclusive licenses from KA. We currently market erythropoietin, G-CSF, darbepoetin alfa, and pegfilgrastim under the brand names EPOGEN®, NEUPOGEN®, Aranesp®, and Neulasta®, respectively. KA receives royalty income from us, as well as Kirin, Johnson & Johnson, F. Hoffmann-La Roche Ltd, and others under separate product license agreements for certain geographic areas outside of the United States. During the three months ended March 31, 2005 and 2004, KA earned royalties from us of $68 million and $60 million, respectively, which are included in “Cost of sales (excludes amortization of acquired intangible assets)” in the Condensed Consolidated Statements of Operations.

          KA’s expenses primarily consist of costs related to research and development activities conducted on its behalf by Amgen and Kirin. KA pays Amgen and Kirin for such services at negotiated rates. During the three months ended March 31, 2005 and 2004, we earned revenues from KA of $22 million and $34 million, respectively, for certain research and development activities performed on KA’s behalf, which are included in “Other revenues” in the accompanying Condensed Consolidated Statements of Operations.

3. Income taxes

          The tax rate for the three months ended March 31, 2005 is different from the statutory rate primarily as a result of indefinitely invested earnings of our foreign operations. We do not provide for U.S. income taxes on undistributed earnings of our controlled foreign corporations that are intended to be invested indefinitely outside the United States.

          On October 22, 2004, the President of the United States signed the American Jobs Creation Act of 2004 (the “Jobs Act”). The Jobs Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. The deduction is subject to a number of limitations. The Internal Revenue Service (“IRS”) issued its first guidance on the domestic reinvestment plans on January 13, 2005. However, uncertainty still remains as to how to interpret numerous provisions in the Jobs Act. As such, we are still evaluating the repatriation provisions of the Jobs Act and our 2005 first quarter results of operations do not reflect any impact relating to such repatriation provisions. Based on our preliminary analysis to date, we are limited under the Jobs Act to repatriate up to $500 million in foreign profits, and we estimate the tax liability to be approximately $30 to 40 million if we repatriate the full $500 million. We expect to complete our evaluation within a reasonable period of time following the publication of additional guidance.

AMGEN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

          Our income tax returns are routinely audited by the IRS and various state and foreign tax authorities. Significant disputes can arise with these tax authorities involving issues of the timing and amount of deductions and allocations of income among various tax jurisdictions because of differing interpretations of tax laws and regulations. We periodically evaluate our exposures associated with tax filing positions. While we believe our positions comply with applicable laws, we record liabilities based upon estimates of the ultimate outcomes of these matters. While it is not possible to accurately predict or determine the eventual outcome of these matters, we do not believe any such items will have a material adverse effect on our annual Consolidated Financial Statements, although an adverse resolution in any quarterly reporting period of one or more of these items could have a material impact on the results of operations for that period.

4. Financing arrangements

          On March 2, 2005, as a result of certain holders of the Convertible Notes exercising their March 1, 2005 put option, we repurchased $1.59 billion aggregate principal amount of Convertible Notes for their then-accreted value of $1,175 million in cash, representing approximately 40%, of our outstanding Convertible Notes. Upon the repurchase of such Convertible Notes, a pro rata portion, $20 million, of the related debt issuance costs were immediately charged to interest expense in the three months ended March 31, 2005. Also on March 2, 2005, we made an aggregate cash payment of $22 million to the holders of the Convertible Notes who did not exercise the put option and continued to hold outstanding Convertible Notes subsequent to March 1, 2005. This payment is approximately equal to 1.25% of each Convertible Note’s then-accreted value and is being amortized to interest expense over the life of the remaining outstanding Convertible Notes using the effective interest method. Concurrently, we amended the terms of the Convertible Notes to add an additional put date in order to permit the remaining holders, at their option, to cause us to repurchase the Convertible Notes on March 1, 2006 at the then-accreted value.

          As of March 31, 2005, we had Convertible Notes (30-year, zero-coupon senior convertible notes) with an accreted value of $1.7 billion outstanding and having an aggregate face amount of $2.36 billion and yield to maturity of 1.125%. The original issue discount is being accreted to the balance of the Convertible Notes and recognized as interest expense over the life of the Convertible Notes using the effective interest method. The holders of the Convertible Notes may require us to purchase all or a portion of their notes on various dates, the earliest of which is March 1, 2006, at a price equal to the original issuance price plus the accrued original issue discount to the purchase dates. Accordingly, the Convertible Notes were classified as current in the accompanying Condensed Consolidated Balance Sheet as of March 31, 2005. In such event, under the terms of the Convertible Notes, we have the right to pay the purchase price in cash and/or shares of common stock, which would be issued at the then current market price.

          Holders of the Convertible Notes may convert each of their notes into 8.8601 shares of our common stock (the “conversion rate”) or approximately 21 million shares in the aggregate at any time on or before the maturity date. The conversion price per share as of any day will equal the original issuance price plus the accrued original issue discount to that day, divided by the conversion rate, or $83.45 per share as of March 31, 2005.

AMGEN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

          During April 2005, we made an offer to the holders of the Convertible Notes to exchange their notes for new zero-coupon convertible notes (see Note 7, “Subsequent Events”)

5. Stockholders’ equity

     Stock repurchase program

          During the three months ended March 31, 2005 and 2004, we repurchased 27 million and 10 million shares of our common stock at a total cost of $1,675 million and $650 million, respectively. As of March 31, 2005, we had $4,294 million available for stock repurchases under our stock repurchase program authorized by the Board of Directors. The amount we spend and the number of shares repurchased varies based on a variety of factors including the stock price and blackout periods in which we are restricted from repurchasing shares. Repurchases under our stock repurchase programs reflect, in part, our confidence in the long-term value of Amgen common stock.

     Other comprehensive income

          Our other comprehensive income includes unrealized gains and losses on our available-for-sale securities and foreign currency forward and option contracts, which qualify and are designated as cash flow hedges, and foreign currency translation adjustments. During the three months ended March 31, 2005 and 2004, total comprehensive income was $851 million and $705 million, respectively.

6. Contingencies

          In the ordinary course of business, we are involved in various legal proceedings and other matters, including those that are tax-related. While it is not possible to accurately predict or determine the eventual outcome of these items, we do not believe any such items currently pending will have a material adverse effect on our annual Consolidated Financial Statements, although an adverse resolution in any quarterly reporting period of one or more of these items could have a material impact on the results of operations for that period.

7. Subsequent events

          In April 2005, we made an offer to exchange the Convertible Notes (see Note 4, “Financing arrangements”) for new zero-coupon senior convertible notes (the “New Convertible Notes”) and a total cash payment of approximately $6 million. The New Convertible Notes have certain different terms from the Convertible Notes, the most significant of which relate to convertibility and how the New Convertible Notes are settled upon conversion. Additionally, in the event the holders of the New Convertible Notes require us to purchase all or a portion of their notes on various specified dates, the earliest of which is March 1, 2006, we are required to pay the purchase price solely in cash.

          The New Convertible Notes can only be converted if: 1) the closing price of our common stock exceeds the conversion price per share, as defined, during a specified time period, 2) we call the New

AMGEN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

Convertible Notes for redemption, or 3) we make certain significant distributions to common stockholders or enter into specified types of corporate transactions. If converted, the New Convertible Notes would be settled in 1) cash equal to the lesser of the accreted value of the New Notes at the conversion date or the conversion value, as defined, and 2) shares of common stock to the extent, if any, the conversion value exceeds the cash payment.

          The exchange offer expires at 5:00 p.m., New York City time, on May 4, 2005, unless extended by Amgen.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Forward looking statements

          This report and other documents we file with the Securities and Exchange Commission (“SEC”) contain forward looking statements that are based on current expectations, estimates, forecasts and projections about us, our future performance, our business, our beliefs and our management’s assumptions. In addition, we, or others on our behalf, may make forward looking statements in press releases or written statements, or in our communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls, and conference calls. Words such as “expect,” “anticipate,” “outlook,” “could,” “target,” “project,” “intend,” “plan,” “believe,” “seek,” “estimate,” “should,” “may,” “assume,” “continue,” variations of such words and similar expressions are intended to identify such forward looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict. We describe our respective risks, uncertainties, and assumptions that could affect the outcome or results of operations in “Factors that may affect Amgen”. We have based our forward looking statements on our management’s beliefs and assumptions based on information available to our management at the time the statements are made. We caution you that actual outcomes and results may differ materially from what is expressed, implied, or forecast by our forward looking statements. Reference is made in particular to forward looking statements regarding product sales, reimbursement, expenses, earnings per share, liquidity and capital resources, and trends. Except as required under the federal securities laws and the rules and regulations of the SEC, we do not have any intention or obligation to update publicly any forward looking statements after the distribution of this report, whether as a result of new information, future events, changes in assumptions, or otherwise.

Overview

          The following management’s discussion and analysis (“MD&A”) is intended to assist the reader in understanding Amgen’s business. MD&A is provided as a supplement to, and should be read in conjunction with, our Condensed Consolidated Financial Statements and accompanying notes included in this Quarterly Report on Form 10-Q and our Consolidated Financial Statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2004.

          We are a global biotechnology company that discovers, develops, manufactures, and markets human therapeutics based on advances in cellular and molecular biology. Our mission is to serve patients. As a science-based, patient-focused organization, we discover and develop innovative therapies to treat serious illness. We operate in one business segment – human therapeutics. Therefore, our results of operations are discussed on a consolidated basis.

          We primarily earn revenues and income and generate cash from sales of human therapeutic products in the areas of nephrology, supportive cancer care, and inflammatory disease. For the three months ended March 31, 2005, total revenues were $2,833 million and net income was $854 million, or $0.67 per share. As of March 31, 2005, cash, cash equivalents and marketable securities were $4,035 million.

          Our principal products include EPOGEN® (Epoetin alfa), Aranesp® (darbepoetin alfa), Neulasta® (pegfilgrastim), NEUPOGEN® (Filgrastim), and ENBREL® (etanercept), which is marketed under a co-promotion agreement with Wyeth in the United States and Canada. For additional information about our principal products, their approved indication, and where they are marketed, see “Item 1. Business – Principal products” in our Annual Report on Form 10-K for the year ended December 31, 2004. For the three months ended March 31, 2005 and 2004, product sales represented 97% and 94% of total revenues, respectively. Over the last two years, our product sales growth has been primarily driven by sales of Aranesp®, ENBREL®, and Neulasta®, which benefited from market share gains and/or market growth. We expect these products to continue to drive sales growth in the near term. Although we achieved market share gains during 2004, we expect that continued gains will be a challenge as we operate in a highly competitive environment. Going forward, we expect to continue to focus on market share gains, but we also expect to increase our focus on growing the market. Most patients receiving our principal products for approved indications, excluding ENBREL®, are covered by both government and private payer health care programs. Primary reimbursement for ENBREL® is obtained from private payers. Therefore, our product sales are and will be affected by government and private payer reimbursement policies. Reduction in reimbursement could adversely affect our results of operations. See “Reimbursement” below for further information.

          International product sales for the three months ended March 31, 2005 and 2004 represented approximately 18% of total product sales and consisted principally of European sales. Our international sales are impacted by foreign currency changes (see “Results of Operations” discussion below). International product sales growth for the three months ended March 31, 2005 benefited by approximately $28 million from foreign currency exchange rate changes. However, both positive and negative impacts from movements in foreign exchange rates have been mitigated by the natural, opposite impact to our international operating expenses and as a result of our foreign currency hedging activities. Our hedging activities seek to offset the impact, both positive and negative, that foreign exchange rate changes may have on our net income. As such, the impact to our net results of operations from changes in foreign currency exchange rates has been largely mitigated.

          For the three months ended March 31, 2005, operating income increased $228 million as compared to operating income for the three months ended March 31, 2004 primarily as a result of our product sales growth. Operating income as a percentage of product sales was 42% for the three months ended March 31, 2005 and 2004. In 2005, our operating expenses are expected to further increase in support of our anticipated product sales growth, and as a result of our continued investment in R&D to advance our pipeline.

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

          There are many economic and industry-wide factors that affect our business, including, among others, those relating to broad reimbursement changes, increased complexity and cost of R&D, increasingly intense competition for our currently marketed products and product candidates, complex and expanding regulatory requirements, and intellectual property protection. See “Item 1. Business” in our Annual Report on Form 10-K for the year ended December 31, 2004 and “Factors

That May Affect Amgen” for further information on these economic and industry-wide factors and their impact on our business.

Reimbursement

          In the United States, dialysis providers are primarily reimbursed for EPOGEN® by the federal government through the End Stage Renal Disease Program (“ESRD Program”) of Medicare. The ESRD Program reimburses approved providers for 80% of allowed dialysis costs; the remainder is paid by other sources, including patients, state Medicaid programs, private insurance, and to a lesser extent, state kidney patient programs. The ESRD Program reimbursement rate is established by federal law and is monitored and implemented by the Centers for Medicare & Medicaid Services (“CMS”). Most patients receiving Aranesp®, Neulasta®, and NEUPOGEN® for approved indications are covered by both government and private payer health care programs. Therefore, sales of Aranesp®, Neulasta®, and NEUPOGEN® are dependent, in part, on the availability and extent of reimbursement from third-party payers, including governments and private insurance plans. Primary reimbursement for ENBREL® is obtained from private payers. Generally, worldwide use of our products may be affected by cost containment pressures from governments and private insurers on health care providers in response to ongoing initiatives to reduce health care expenditures (see “MD&A – Factors That May Affect Amgen — Our sales depend on payment and reimbursement from third-party payers, and, to the extent that reimbursement for our products is reduced, this could negatively impact the utilization of our products.”).

          The Medicare Prescription Drug, Improvement and Modernization Act (or the “Medicare Modernization Act” (“MMA”)) was enacted into law in December 2003. Although we believe our product sales for the three months ended March 31, 2005 were not significantly impacted by the recent reimbursement changes, we expect that, during the remainder of 2005, reimbursement changes resulting from the MMA could negatively affect product sales of some of our marketed products. The main components of the MMA that affect our currently marketed products are as follows:

-Through 2004 the Average Wholesale Price (AWP) mechanism was the basis of Medicare Part B payment for covered outpatient drugs and biologics. Effective January 1, 2005, in the physician clinic market segment, Aranesp®, Neulasta® and NEUPOGEN® are being reimbursed under a new Medicare Part B system that reimburses each product at 106% of its “average sales price” (ASP) (sometimes referred to as “ASP+6%”). ASP is calculated by the manufacturer based on a statutorily defined methodology and submitted to CMS. A product’s ASP is calculated on a quarterly basis and therefore may change each quarter. The ASP in effect for a given quarter (the “Current Period”) is based upon certain historical sales and sales incentive data covering a statutorily defined period of time preceding the Current Period. For example, the ASP for Aranesp® that we submit for the third quarter of 2005 will be based on certain historical sales and sales incentive data for Aranesp® from April 1, 2004 through March 31, 2005. CMS publishes the ASPs for products in advance of the quarter in which they go into effect. The first and second quarter 2005 reimbursement rates for Aranesp®, Neulasta®, and NEUPOGEN® (calculated at 106% of the ASPs), are lower than our 2004 reimbursement rates as the ASP methodology incorporates lagged sales incentives offered to healthcare providers. We expect that the ASPs for our products will trend downward throughout 2005, and we expect it will be towards the end of 2005 before our ASPs stabilize. Per the MMA, effective January 1, 2006, physicians in this market segment will have the choice between purchasing and billing for drugs under the ASP+6% system or obtaining drugs from vendors selected by CMS under the

“competitive acquisition program” (CAP). Physicians who select to obtain drugs from CAP will no longer purchase or obtain reimbursement directly for such drugs. CMS issued a draft proposed rule related to the CAP in February 2005. Comments on the draft were due at the end of April. However, the draft CAP rule issued by CMS does not provide sufficient detail to assess the impact on our business.

-The Medicare hospital outpatient prospective payment system (OPPS), which determines payment rates for specified covered outpatient drugs and biologics in the hospital outpatient setting, will continue to utilize AWP as the basis for reimbursement in 2005. CMS’ 2005 reimbursement rate, as in 2003 and 2004, continued the application of an “equitable adjustment” such that the 2005 Aranesp® reimbursement rate is based on the AWP of PROCRIT®. For 2005 the reimbursement rate for Aranesp® is 83% of the AWP for PROCRIT®, down from 88% of the AWP for PROCRIT® in 2004, with a dose conversion ratio of 330 U PROCRIT® to 1 mcg Aranesp®, the same ratio as 2004. Effective January 1, 2006, the OPPS system will change from an AWP based reimbursement system to a system based on “average acquisition cost”. This change will affect Aranesp®, Neulasta® and NEUPOGEN® when administered in the hospital outpatient setting. Although we do not know how CMS will define the OPPS average acquisition cost, it is possible that CMS could define acquisition cost as ASP. Regardless of whether CMS adopts an average acquisition cost or ASP system in OPPS in 2006, we expect that the reimbursement rates will be below those in 2005, as the new rates will incorporate discounts provided to hospitals.

-Pursuant to final rules issued by CMS on November 3, 2004, Medicare reimbursement for EPOGEN® used in the dialysis setting for calendar year 2005 has been changed from the previous rate of $10 per 1,000 Units to $9.76 per 1,000 Units, a rate based upon an average acquisition cost for 2003 determined by the Office of the Inspector General (OIG) and adjusted for price inflation based on the Producer Price Index for pharmaceutical products. Pursuant to the CMS final rules, the difference between the 2004 reimbursement rates for all drugs separately billed outside the dialysis composite rate (including EPOGEN®) and the 2005 reimbursement rates for such drugs will be added to the composite rate that dialysis providers receive for dialysis treatment. Again in 2006, the EPOGEN® rate may change, as the MMA provided for discretion in either continuing to pay for these separately reimbursed dialysis drugs at acquisition cost, or switching to an ASP based system. The payment rate for dialysis drugs not studied by the OIG, including Aranesp®, is ASP+6% in 2005, and could likely remain at this rate in 2006.

-We believe that beginning on January 1, 2006, ENBREL®, Sensipar®, and Kineret® will be covered by the MMA-mandated Medicare outpatient prescription drug benefit (also known as “Part D”). With the exception of a demonstration project that CMS is conducting in 2004-2005 that will, among other things, provide reimbursement for ENBREL® for certain Medicare beneficiary participants, Medicare currently does not cover prescriptions for ENBREL®, Sensipar®, and Kineret®.

          With the exception of the Part D prescription drug benefit, we believe these changes driven by the MMA are lowering the 2005 reimbursement rate for all areas in which CMS provides reimbursement for EPOGEN®, Aranesp®, Neulasta® and NEUPOGEN®. However, because we cannot predict the impact of any such changes on how, or under what circumstances, healthcare providers will prescribe or administer our products, as of the date of this filing, we cannot predict the full impact of the MMA on our business; however, it could be negative.

          In addition, on July 8, 2004, CMS released a proposed revision to the Hematocrit Measurement Audit Program Memorandum (“HMA-PM”), a Medicare payment review mechanism used by CMS to audit EPOGEN® utilization and appropriate hematocrit outcomes of dialysis patients. As of the date of this filing, the comment period for the proposed revision has expired and no final program memorandum has been issued. The proposed policy would not permit reimbursement for EPOGEN® in the following circumstances without medical justification: EPOGEN® doses greater than 40,000 Units per month in a patient with a hemoglobin greater than 13 grams per deciliter or doses greater than 20,000 Units per month in a patient with hemoglobin greater than 14 grams per deciliter. If the proposed revision, which has not yet been finalized, is adopted as the final form, it could result in a reduction in utilization of EPOGEN®. Although the proposed revision was scheduled to go into effect as early as January 1, 2005, it is unclear as to when it may be implemented. We and the dialysis community have provided public comment based on data analysis suggesting that the proposed revision to the HMA-PM is unwarranted. Given the importance of EPOGEN® utilization for maintaining the quality of care for dialysis patients, the precise impact of such a change on provider utilization remains unclear.

          Sales of all our products are and will be affected by government and private payer reimbursement policies. Reduction in reimbursement for our products could have a material adverse effect on our results of operations.

Results of Operations

     Product sales

          For the three months ended March 31, 2005 and 2004, total product sales by geographic region were as follows (amounts in millions):

	Three months ended
	March 31,
	2005	2004	Change
Total U.S.	$2,231	$1,818	23%
Total International	504	390	29%

Total product sales	$2,735	$2,208	24%

          Product sales are influenced by a number of factors, including demand, third-party reimbursement availability and policies, pricing strategies, wholesaler and end-user inventory management practices, foreign exchange effects, new product launches and indications, competitive products, product supply, and acquisitions.

          Sales growth was principally driven by demand for Aranesp®, ENBREL®, and Neulasta®. U.S. sales for Aranesp® and Neulasta® were impacted by higher sales incentives earned by customers under performance-based contracts. International product sales growth benefited by $28 million from foreign currency exchange rate changes.

          In the near term, we expect sales growth to continue to be driven primarily by Aranesp®, ENBREL®, and Neulasta®. Although we believe our product sales for the three months ended March 31, 2005 were not significantly impacted by the recent reimbursement changes, we expect that, during the remainder of 2005, changes in reimbursement for our products could negatively affect product sales of some of our marketed products. Further, reimbursement changes could impact sequential sales growth and historical sales trends (see “Reimbursement “above).

during the remainder of 2005, changes in reimbursement for our products are likely, to a degree, to negatively affect product sales of some of our marketed products. Further, reimbursement changes are expected to impact sequential sales growth and historical sales trends (see “Reimbursement “above).

EPOGEN®

          (Amounts in millions)

	Three months ended
	March 31,
	2005	2004	Change
EPOGEN® — U.S	$583	$590	(1%)

           The decrease in reported EPOGEN® sales for the three months ended March 31, 2005 was primarily due to an unfavorable revised estimate of dialysis demand for prior quarters and to a lesser extent, changes in wholesaler inventory levels. This revised estimate of demand is primarily spillover (See Note 1, “Summary of significant accounting policies — Product sales” to the Condensed Consolidated Financial Statements). This decrease was partially offset by a mid-single digit growth in demand. Demand growth was impacted by higher sales incentives provided to customers.

           Patients receiving treatment for anemia associated with end stage renal disease with EPOGEN® are covered primarily under medical programs provided by the federal government. We believe EPOGEN® sales growth will primarily depend on dialysis patient population growth and changes in reimbursement rates or a change in the basis for reimbursement by the federal government (see “Factors That May Affect Amgen — Our sales depend on payment and reimbursement from third-party payers, and, to the extent that reimbursement for our products is reduced, this could negatively impact the utilization of our products.”). We believe EPOGEN® sales growth will also be dependent, in part, on future governmental or private organization regulations or guidelines relating to the use of our products, cost containment pressures from the federal government on health care providers and the effects of pricing strategies. Further, EPOGEN® competes to a slight degree with Aranesp® in the United States as some health care providers use Aranesp® to treat anemia associated with chronic renal failure instead of EPOGEN®. To the extent that future changes in reimbursement and/or our pricing strategies impact these products, we could experience further competition between EPOGEN® and Aranesp® for the treatment of anemia associated with chronic renal failure for patients who are on dialysis.

Aranesp®

          (Amounts in millions)

	Three months ended
	March 31,
	2005	2004	Change
Aranesp® — U.S.	447	330	35%
Aranesp® — International	276	213	30%

Total Aranesp®	$723	$543	33%

           The increase in U.S. Aranesp® sales for the three months ended March 31, 2005 was driven by demand which benefited from market share gains in both oncology and nephrology and market growth. Sales growth was impacted by higher incentives earned by customers attaining higher sales volumes and growth under performance-based contracts. The increase in international Aranesp® sales was principally driven by demand, and to a lesser extent, favorable changes in foreign currency exchange rates. International Aranesp® sales growth for the three months ended March 31, 2005, benefited by $14 million from foreign currency exchange rate changes.

           We believe future worldwide Aranesp® sales growth will be dependent, in part, on such factors as: reimbursement by third-party payers (including governments and private insurance plans) (see “Factors That May Affect Amgen — Our sales depend on payment and reimbursement from third-party payers, and, to the extent that reimbursement for our products is reduced, this could negatively impact the utilization of our products.”); cost containment pressures from governments and private insurers on health care providers; governmental or private organization regulations or guidelines relating to the use of our products; penetration of new and existing markets; patient population growth; the effects of pricing strategies; competitive products or therapies, including follow-on biologic products in Europe; the development of new treatments for cancer; and changes in foreign currency exchange rates. Also, we believe that U.S. sales for the remainder of 2005 could be negatively impacted as we expect that the ASPs for Aranesp® will trend downward throughout 2005. We expect it will be towards the end of 2005 before our ASPs for Aranesp® stabilize.

          Neulasta®/NEUPOGEN®

           (Amounts in millions)

	Three months ended
	March 31,
	2005	2004	Change
Neulasta® — U.S.	$416	$336	24%
Neulasta® — International	85	59	44%

Neulasta® — Total	501	395	27%

NEUPOGEN® — U.S.	182	172	6%
NEUPOGEN® — International	112	97	15%

NEUPOGEN® — Total	294	269	9%

Total Neulasta®/NEUPOGEN®	$795	$664	20%

           The increase in combined worldwide Neulasta®/NEUPOGEN® sales for the three months ended March 31, 2005 was driven primarily by demand for Neulasta®. Sales growth was impacted by higher incentives earned by customers attaining higher sales volumes and growth under performance-based contracts for U.S. Neulasta® sales. Combined international Neulasta®/NEUPOGEN® sales growth for the three months ended March 31, 2005, benefited by $11 million from foreign currency exchange rated changes.

           We believe future worldwide Neulasta®/NEUPOGEN® sales growth will be dependent, in part, on such factors as: reimbursement by third-party payers (including governments and private insurance plans) (see “Factors That May Affect Amgen — Our sales depend on payment and reimbursement from third-party payers, and, to the extent that reimbursement for our products is reduced, this could negatively impact the utilization of our products.”); cost containment pressures from governments and private insurers on health care providers; governmental or private organization regulations or guidelines relating to the use of our products; penetration of existing markets; patient population growth; the effects of pricing strategies; competitive products or therapies, including follow-on biologic products in Europe; the development of new treatments for cancer; and changes in foreign currency exchange rates. Future chemotherapy treatments that are less myelosuppressive may require less Neulasta®/NEUPOGEN®, however, other future chemotherapy treatments that are more myelosuppressive, such as dose dense chemotherapy, could require more Neulasta®/NEUPOGEN®. NEUPOGEN® competes with Neulasta® in the United States and Europe. U.S. NEUPOGEN® sales have been adversely impacted by conversion to Neulasta®. However, we believe that most of the conversion in the United States has occurred. We believe that we are experiencing conversion of NEUPOGEN® patients to Neulasta® in Europe, but we believe that this conversion will occur to a lesser extent than that experienced in the United States. However, we cannot accurately predict the rate or timing of future conversion of NEUPOGEN® patients to Neulasta® in Europe. Also, we believe that U.S. Neulasta®/NEUPOGEN® sales for the remainder of 2005 could be negatively impacted as we expect that their ASPs will trend downward throughout 2005. We expect it will be towards the end of 2005 before our ASPs for Neulasta®/NEUPOGEN® stabilize.

           ENBREL®

           (Amounts in millions)

	Three months ended
	March 31,
	2005	2004	Change
ENBREL® — U.S	$570	$382	49%
ENBREL® — International	22	15	47%

Total ENBREL®	$592	$397	49%

           ENBREL® sales growth for the three months ended March 31, 2005 was driven by demand, benefiting from ENBREL®’s competitive profile and significant growth of biologics in the rheumatology and dermatology markets. In the dermatology market, ENBREL® sales have grown significantly since its approval for moderate to severe psoriasis in April of 2004.

           We believe that future ENBREL® sales growth will be dependent, in part, on such factors as: the effects of competing products or therapies; penetration of existing and new markets, including potential new indications; the availability and extent of reimbursement by government and third-party payers; governmental or private organization regulations or guidelines relating to the use of our products (see “Factors That May Affect Amgen — Our sales depend on payment and reimbursement from third-party payers, and, to the extent that reimbursement for our products is reduced, this could negatively impact the utilization of our products”); and limits on the current supply of and sources of ENBREL® (see “Factors That May Affect Amgen — Limits on supply for ENBREL® may constrain ENBREL® sales”).

Selected operating expenses

           The following table summarizes selected operating expenses (amounts in millions):

	Three months ended
	March 31,
	2005	2004
Product sales	$2,735	$2,208
Operating expenses:
Cost of sales (excludes amortization of acquired intangible assets)	$489	$373
% of product sales	18%	17%
Research and development	$524	$441
% of product sales	19%	20%
Selling, general and administrative	$577	$517
% of product sales	21%	23%

           Cost of sales

           Cost of sales, which excludes the amortization of acquired intangible assets (see “Condensed Consolidated Statements of Operations”), increased 31% for the three months ended March 31, 2005, primarily due to higher sales volumes. Costs of sales as a percentage of product sales was impacted by costs associated with ongoing process improvement efforts at our manufacturing facilities as well as product mix changes. In 2005, we have seen and expect to continue to see cost of sales to be affected by further product mix changes, including the impact of higher ENBREL® sales as it has significantly higher manufacturing costs and royalty expenses as compared to our other principal products.

           Research and development

           R&D expenses are primarily comprised of salaries and benefits associated with R&D personnel, overhead and occupancy costs, clinical trial and related clinical manufacturing costs, contract services, and other outside costs. R&D expenses increased 19% for the three months ended March 31, 2005, primarily driven by higher staff-related costs including the addition of R&D personnel from Tularik, and to a lesser extent, higher costs relating to key clinical trials, including the ramp up of large-scale phase 3 trials for AMG 162, Amgen’s investigational therapy for bone loss. During the three months ended March 31, 2005, staff-related costs and clinical trial costs increased approximately $58 million and $20 million, respectively. In 2005, we expect our R&D expenses to increase primarily due to higher clinical manufacturing and clinical trial costs to support our development efforts for AMG 162 and Aranesp® (Trial to Reduce Cardiovascular Events with Aranesp Therapy, TREAT) as compared to 2004.

           Selling, general and administrative

           Selling, general and administrative (“SG&A”) expenses are primarily comprised of salaries and benefits associated with sales and marketing, finance, legal, and other administrative personnel; outside marketing expenses; overhead and occupancy costs; and other general and administrative costs. SG&A increased 12% for the three months ended March 31, 2005, primarily due to higher outside marketing expenses, which reflects higher spending to support our products in competitive markets and sales growth. Outside marketing expenses include the Wyeth profit share related to ENBREL®, which has increased due to ENBREL® sales growth. During the three months ended March 31, 2005, outside marketing expenses increased approximately $54 million. In 2005, we expect higher Wyeth profit share expense due to expected ENBREL® sales growth; however, we have seen and expect to continue to see some leveraging of our 2004 SG&A spending during 2005.

           Income taxes

           Our effective tax rate for the three months ended March 31, 2005 was 25.5%, compared with 27.3% for the same period last year. Our effective tax rate for the three months ended March 31, 2005 has decreased primarily due to a slightly lower state effective tax rate and the passing of legislation during the fourth quarter of 2004 that extended the federal R&D credit, which was set to expire on June 30, 2004. The federal R&D credit has been extended through December 31, 2005.

           We do not provide for U.S. income taxes on undistributed earnings of our controlled foreign corporations that are intended to be invested indefinitely outside the United States.

           On October 22, 2004, the President of the United States signed the American Jobs Creation Act of 2004 (the “Jobs Act”), which provides a temporary incentive to repatriate undistributed foreign earnings. There are uncertainties that remain as to how to interpret numerous provisions in the Jobs Act. As such, we are still evaluating the repatriation provisions of the Jobs Act and our 2005 first quarter results of operations do not reflect any impact relating to such repatriation provisions. We expect to complete our evaluation within a reasonable period of time following the publication of additional guidance.

           See Note 3, “Income Taxes”, to the Condensed Consolidated Financial Statements for further discussion.

Financial Condition, Liquidity and Capital Resources

           The following table summarizes selected financial data (amounts in millions):

	March 31,	December 31,
	2005	2004
Cash, cash equivalents, and marketable securities	$4,035	$5,808
Total assets	27,420	29,221
Current debt	1,744	1,173
Non-current debt	2,198	3,937
Stockholders’ equity	19,040	19,705

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

           Cash, cash equivalents, and marketable securities

           Of the total cash, cash equivalents, and marketable securities at March 31, 2005, approximately $2.8 billion represents cash generated from operations in foreign tax jurisdictions and is intended for use outside the United States. If these funds are repatriated for use in our U.S. operations, additional taxes on certain of these amounts would be required to be paid. Based on our preliminary analysis to date, we are limited under the Jobs Act to repatriate up to $500 million in foreign profits. See “Results of Operations — Income taxes” for further discussion.

           Financing arrangements

           As of March 31, 2005, we had Convertible Notes (30-year, zero-coupon senior convertible notes) with an accreted value of $1.7 billion outstanding and having an aggregate face amount of $2.36 billion and yield to maturity of 1.125%. The original issue discount is being accreted to the balance of the Convertible Notes and recognized as interest expense over the life of the Convertible Notes using the effective interest method. The holders of the Convertible Notes may require us to purchase all or a portion of their notes on various dates, the earliest of which is March 1, 2006, at a price equal to the original issuance price plus the accrued original issue discount to the purchase dates, and accordingly, the Convertible Notes were classified as current in the accompanying Condensed Consolidated Balance Sheet as of March 31, 2005. In such event, under the terms of the Convertible Notes, we have the right to pay the purchase price in cash and/or shares of common stock, which would be issued at the then current market price.

           Holders of the Convertible Notes may convert each of their notes into 8.8601 shares of our common stock (the “conversion rate”), or approximately 21 million shares in the aggregate, at any time on or before the maturity date. The conversion price per share as of any day will equal the original issuance price plus the accrued original issue discount to that day, divided by the conversion rate, or $83.45 per share as of March 31, 2005. The Convertible Notes are rated A2 by Moody’s and A+ by Standard & Poor’s.

           In April 2005, we made an offer to exchange the Convertible Notes (see Note 7, “Subsequent events”) for new zero-coupon senior convertible notes (the “New Convertible Notes”) and a total cash payment of approximately $6 million. The New Convertible Notes have certain different terms from the Convertible Notes, the most significant of which relate to convertibility and how the New Convertible Notes are settled upon conversion. Additionally, in the event the holders of the New Convertible Notes require us to purchase all or a portion of their notes on various specified dates, the earliest of which is March 1, 2006, we are required to pay the purchase price solely in cash.

           The New Convertible Notes can only be converted if: 1) the closing price of our common stock exceeds the conversion price per share, as defined, during a specified time period, 2) we call the New Convertible Notes for redemption, or 3) we make certain significant distributions to common stockholders or enter into specified types of corporate transactions. If converted, the New Convertible Notes would be settled in 1) cash equal to the lesser of the accreted value of the New Notes at the conversion date or the conversion value, as defined, and 2) shares of common stock to the extent, if any, the conversion value exceeds the cash payment.

           The exchange offer expires at 5:00 p.m., New York City time, on May 4, 2005, unless extended by Amgen.

           As of March 31, 2005, we had $2 billion of long-term senior notes outstanding. These long-term senior notes consisted of: 1) $1 billion of senior notes that bear interest at a fixed rate of 4.0% and mature in 2009, and 2) $1 billion of senior notes that bear interest at a fixed rate of 4.85% and mature in 2014. Moody’s and Standard & Poor’s rate our outstanding long-term senior notes A2 and A+, respectively.

           As of March 31, 2005, we had $200 million of additional long-term debt securities outstanding. These long-term debt securities consisted of: 1) $100 million of debt securities that bear interest at a fixed rate of 6.5% and mature in 2007 under a $500 million debt shelf registration (the “$500 Million Shelf”), and 2) $100 million of debt securities that bear interest at a fixed rate of 8.1% and mature in 2097. Our outstanding long-term debt is rated A2 by Moody’s and A+ by Standard & Poor’s. Under the $500 Million Shelf, all of the remaining $400 million of debt securities available for issuance may be offered from time to time under our medium-term note program with terms to be determined at the time of issuance.

           We have a $1.0 billion five-year unsecured revolving credit facility to be used for general corporate purposes, including commercial paper support. Additionally, we have a commercial paper program, which provides for unsecured, short-term borrowings of up to an aggregate of $1.2 billion. No amounts were outstanding under the credit facility or commercial paper program as of March 31, 2005.

           We have a $1.0 billion shelf registration (the “$1 Billion Shelf”) which allows us to issue debt securities, common stock, and associated preferred share purchase rights, preferred stock, warrants to purchase debt securities, common stock or preferred stock, securities purchase contracts, securities purchase units and depositary shares. The $1 Billion Shelf was established to provide for further financial flexibility and the securities available for issuance may be offered from time to time with terms to be determined at the time of issuance. As of March 31, 2005, no securities had been issued under the $1 Billion Shelf.

           Certain of our financing arrangements contain non-financial covenants and as of March 31, 2005, we are in compliance with all applicable covenants.

Cash flows

           The following table summarizes our cash flow activity (amounts in millions):

	Three months ended March 31,
	2005	2004
Net cash provided by operating activities	$1,123	$399
Net cash provided by investing activities	1,266	69
Net cash used in financing activities	(2,732)	(544)

           Operating

           Cash provided by operating activities has been and is expected to continue to be our primary recurring source of funds. The increase in cash provided by operating activities during the three months ended March 31, 2005 resulted primarily from higher cash receipts from customers driven by the growth in product sales and timing differences of cash payments relating to our tax liabilities. (See Condensed Consolidated Statements of Cash Flows).

           Investing

           Capital expenditures totaled $198 million during the three months ended March 31, 2005, compared with $386 million during the same period last year. The decrease in capital expenditures during the three months ended March 31, 2005 is primarily due to lower expenditures relating to the new ENBREL® manufacturing plant in Rhode Island, which is nearing completion. These capital expenditures were offset by net proceeds from maturities and sales of marketable securities of $1,410 million during the three months ended March 31, 2005.

           We currently estimate 2005 spending on capital projects and equipment to be comparable to or slightly less than our 2004 expenditures of $1.3 billion. The most significant of these expenditures are expected to relate to the Puerto Rico manufacturing and the Thousand Oaks site expansions.

           Financing

           During the three months ended March 31, 2005 and 2004, we repurchased 27 million and 10 million shares of our common stock at a total cost of $1,675 million and $650 million, respectively. As of March 31, 2005, we had $4,294 million available for stock repurchases under our stock repurchase program authorized by the Board of Directors. The amount we spend and the number of shares repurchased varies based on a variety of factors including the stock price and blackout periods in which we are restricted from repurchasing shares. Repurchases under our stock repurchase programs reflect, in part, our confidence in the long-term value of Amgen common stock.

           See Part II — Other Information, Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities for additional information regarding our stock repurchase program.

           On March 2, 2005, as a result of certain holders of the Convertible Notes exercising their March 1, 2005 put option, we repurchased $1.59 billion aggregate principal amount of Convertible Notes at their then-accreted value for $1,175 million in cash, or approximately 40%, of the outstanding Convertible Notes.

           We receive cash from the exercise of employee stock options and proceeds from the sale of stock pursuant to the employee stock purchase plan. Employee stock option exercises and proceeds from the sale of stock by us pursuant to the employee stock purchase plans provided $128 million and $101 million of cash during the three months ended March 31, 2005 and 2004, respectively. Proceeds from the exercise of employee stock options will vary from period to period based upon, among other factors, fluctuations in the market value of our stock relative to the exercise price of such options.

Factors that may affect Amgen

           The following items are representative of the risks, uncertainties, and assumptions that could affect the outcome of the forward looking statements.

Our sales depend on payment and reimbursement from third-party payers, and, to the extent that reimbursement for our products is reduced, this could negatively impact the utilization of our products.

           In both domestic and foreign markets, sales of our products are dependent, in part, on the availability of reimbursement from third-party payers such as state and federal governments, under programs such as Medicare and Medicaid in the United States, and private insurance plans. In certain foreign markets, the pricing and profitability of our products generally are subject to government controls. In the United States, there have been, there are, and we expect there will continue to be, a number of state and federal laws and/or regulations, or in some cases draft legislation or regulations that could limit the amount that state or federal governments will pay to reimburse the cost of pharmaceutical and biologic products. For example, the Medicare Prescription Drug, Improvement and Modernization Act (or the Medicare Modernization Act (MMA)) was enacted into law in December 2003. In addition, we believe that private insurers, such as managed care organizations, may adopt their own reimbursement reductions in response to legislation or regulations, including, without limitation, the MMA. Although we believe our product sales for the three months ended March 31, 2005 were not significantly impacted by the recent reimbursement changes, we expect that, during the remainder of 2005, reimbursement changes resulting from the MMA could negatively affect product sales of some of our marketed products. The main components of the MMA that affect our currently marketed products are as follows:

-	Through 2004 the Average Wholesale Price (AWP) mechanism was the basis of Medicare Part B payment for covered outpatient drugs and biologics. Effective January 1, 2005, in the physician clinic market segment, Aranesp®, Neulasta® and NEUPOGEN® are being reimbursed under a new Medicare Part B system that reimburses each product at 106% of its “average sales price” (ASP) (sometimes referred to as “ASP+6%”). ASP is calculated by the manufacturer based on a statutorily defined methodology and submitted to CMS. A product’s ASP is calculated on a quarterly basis and therefore may change each quarter. The ASP in effect for a given quarter (the “Current Period”) is based upon certain historical sales and sales incentive data covering a statutorily defined period of time preceding the Current Period. For example, the ASP for Aranesp® that we submit for the third quarter of 2005 will be based on certain historical sales and sales incentive data for Aranesp® from April 1, 2004 through March 31, 2005. CMS publishes the ASPs for products in advance of the quarter in which they go into effect. The first and second quarter 2005 reimbursement rates for Aranesp®, Neulasta®, and NEUPOGEN® (calculated at 106% of the ASPs), are lower than our 2004 reimbursement rates as the ASP methodology incorporates lagged sales incentives offered to healthcare providers. We expect that the ASPs for our products will trend downward throughout 2005, and we expect it will be towards the end of 2005 before our ASPs stabilize. Per the MMA, effective January 1, 2006, physicians in this market segment will have the choice between purchasing and billing for drugs under the ASP+6% system or obtaining drugs from vendors selected by CMS under the “competitive acquisition program” (CAP). Physicians who select to obtain drugs from CAP will no longer purchase or obtain reimbursement directly for such drugs. CMS issued a draft proposed rule related to the CAP in February 2005. Comments on the draft were due at the end of April. However, the draft CAP rule issued by CMS does not provide sufficient detail to assess the impact on our business.

-	The Medicare hospital outpatient prospective payment system (OPPS), which determines payment rates for specified covered outpatient drugs and biologics in the hospital outpatient setting, will continue to utilize AWP as the basis for reimbursement in 2005. CMS’ 2005 reimbursement rate, as in 2003 and 2004, continued the application of an “equitable adjustment” such that the 2005 Aranesp® reimbursement rate is based on the AWP of PROCRIT®. For 2005 the reimbursement rate for Aranesp® is 83% of the AWP for PROCRIT®, down from 88% of the AWP for PROCRIT® in 2004, with a dose conversion ratio of 330 U PROCRIT® to 1 mcg Aranesp®, the same ratio as 2004. Effective January 1, 2006, the OPPS system will change from an AWP based reimbursement system to a system based on “average acquisition cost”. This change will affect Aranesp®, Neulasta® and NEUPOGEN® when administered in the hospital outpatient setting. Although we do not know how CMS will define the OPPS average acquisition cost, it is possible that CMS could define acquisition cost as ASP. Regardless of whether CMS adopts an average acquisition cost or ASP system in OPPS in 2006, we expect that the reimbursement rates will be below those in 2005, as the new rates will incorporate discounts provided to hospitals.

-	Pursuant to final rules issued by CMS on November 3, 2004, Medicare reimbursement for EPOGEN® used in the dialysis setting for calendar year 2005 has been changed from the previous rate of $10 per 1,000 Units to $9.76 per 1,000 Units, a rate based upon an average acquisition cost for 2003 determined by the Office of the Inspector General (OIG) and adjusted for price inflation based on the Producer Price Index for pharmaceutical products. Pursuant to the CMS final rules, the difference between the 2004 reimbursement rates for all drugs separately billed outside the dialysis composite rate (including EPOGEN®) and the 2005 reimbursement rates for such drugs will be added to the composite rate that dialysis providers receive for dialysis treatment. Again in 2006, the EPOGEN® rate may change, as the MMA provided for discretion in either continuing to pay for these separately reimbursed dialysis drugs at acquisition cost, or switching to an ASP based system. The payment rate for dialysis drugs not studied by the OIG, including Aranesp®, is ASP+6% in 2005, and could likely remain at this rate in 2006.

           We believe these changes driven by the MMA are lowering the 2005 reimbursement rate for all areas in which CMS provides reimbursement for EPOGEN®, Aranesp®, Neulasta® and NEUPOGEN®. However, because we cannot predict the impact of any such changes on how, or under what circumstances, healthcare providers will prescribe or administer our products, as of the date of this filing, we cannot predict the full impact of the MMA on our business; however, it could be negative.

           In addition, on July 8, 2004, CMS released a proposed revision to the Hematocrit Measurement Audit Program Memorandum (HMA-PM), a Medicare payment review mechanism used by CMS to audit EPOGEN® utilization and appropriate hematocrit outcomes of dialysis patients. As of the date of this filing, the comment period for the proposed revision has expired and no final program memorandum has been issued. The proposed policy would not permit reimbursement for EPOGEN® in the following circumstances without medical justification: EPOGEN® doses greater than 40,000 Units per month in a patient with a hemoglobin greater than 13 grams per deciliter or doses greater than 20,000 Units per month in a patient with hemoglobin greater than 14 grams per deciliter. If the proposed revision, which has not yet been finalized, is adopted as the final form, it could result in a reduction in utilization of EPOGEN®. Although the proposed revision was scheduled to go into effect as early as January 1, 2005, it is unclear as to when it may be implemented. We and the dialysis community have provided public comment based on data analysis suggesting that the proposed revision to the HMA-PM is unwarranted. Given the importance of EPOGEN® utilization for maintaining the quality of care for dialysis patients, the precise impact of such a change on provider utilization remains unclear.

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

           We and certain of our licensors and partners conduct research, preclinical testing, and clinical trials for our product candidates. In addition, we manufacture and contract manufacture and certain of our licensors and partners manufacture our product candidates. We also manufacture and contract manufacture, price, sell, distribute, and market or co-market our products for their approved indications. These activities are subject to extensive regulation by numerous state and federal governmental authorities in the United States, such as the FDA and CMS, as well as in foreign countries, including Europe. Currently, we are required in the United States and in foreign countries to obtain approval from those countries’ regulatory authorities before we can manufacture (or have our third-party manufacturers produce product), market and sell our products in those countries. In our experience, obtaining regulatory approval is costly and takes many years, and after it is obtained, it remains costly to maintain. The FDA and other U.S. and foreign regulatory agencies have substantial authority to terminate clinical trials, require additional testing, delay or withhold registration and marketing approval, require changes in labeling of our products, and mandate product withdrawals. Substantially all of our marketed products are currently approved in the United States and most are approved in Europe and in other foreign countries for specific uses. However, later discovery of unknown problems with our products could result in restrictions on the sale or use of such products, including potential withdrawal of the product from the market. If new medical data suggests an unacceptable safety risk or previously unidentified side-affects, we may voluntarily withdraw, or regulatory authorities may mandate the withdrawal of such product from the market for some period or permanently. We currently manufacture and market all our approved principal products, and we plan to manufacture and market many of our potential products. See “—We may be required to perform additional clinical trials or change the labeling of our products if we or others identify side effects after our products are on the market.” Even though we have obtained regulatory approval for our marketed products, these products and our manufacturing processes are subject to continued review by the FDA and other regulatory authorities. In addition, ENBREL® is manufactured both by us at our Rhode Island manufacturing facility and by third-party contract manufacturers, including Boehringer Ingelheim Pharma KG (“BI Pharma”). Fill and finish of bulk product produced at our Rhode Island manufacturing facility is done by us and third-party service providers. The third-party contract manufacturers and third-party service providers are also subject to FDA regulatory authority. (See “—Limits on supply for ENBREL® may constrain ENBREL® sales.”) In addition, later discovery of unknown problems with our products or manufacturing processes or those of our contract manufacturers or third-party service providers could result in restrictions on the sale, manufacture, or use of such products, including potential withdrawal of the products from the market. If regulatory authorities determine that we or our contract manufacturers or third-party service providers have violated regulations or if they restrict, suspend, or revoke our prior approvals, they could prohibit us from manufacturing or selling our marketed products until we or our contract manufacturers or third-party service providers comply, or indefinitely. In addition, if regulatory authorities determine that we or our licenser or partner conducting research and development activities on our behalf have not complied with regulations in the research and development of a product candidate, then they may not approve the product candidate and we will not be able to market and sell it. If we were unable to market and sell our products or product candidates, our business and results of operations would be materially and adversely affected.

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

Product		General Subject Matter	Expiration
Epoetin alfa	U.S.
		— Process of making erythropoietin (issued in 1995 and 1997)	8/15/2012
		— Product claims to erythropoietin (issued in 1996 and 1997)	8/20/2013
		— Pharmaceutical compositions of erythropoietin (issued in 1999)	8/20/2013
		— Cells that make certain levels of erythropoietin (issued in 1998)	5/26/2015

darbepoetin alfa	Europe(1)	— Glycosylation analogs of erythropoietin proteins (issued in 1999)	10/12/2010
		— Glycosylation analogs of erythropoietin proteins (issued in 1997)	8/16/2014
Filgrastim	U.S.	— Methods for recombinant production of G-CSF (issued in 1998)	8/23/2005
		— Analogs of G-CSF (issued in 1999)	8/23/2005
		— Pharmaceutical Compositions Comprising G-CSF (issued in 2002)	8/23/2005
		— DNA, vectors, cells and processes relating to recombinant G-CSF (issued in 1989 and 1991)	3/7/2006
		— G-CSF polypeptides (issued in 1996)	12/3/2013
		— Methods of treatment using G-CSF polypeptides (issued in 1996)	12/10/2013
	Europe(1)	— G-CSF DNA Vectors, cells, polypeptides, methods of use and production (issued in 1991)	8/22/2006
pegfilgrastim	U.S.	— Pegylated G-CSF (issued in 1998)	10/20/2015
	Europe(1)	— Pegylated G-CSF (issued in 1999)	2/8/2015
Etanercept	U.S.	— Methods of treating TNF — dependent disease (issued in 2003)	9/5/2009
		— TNFR proteins and pharmaceutical compositions (issued in 1999 and 2001)	9/5/2009
		— TNFR DNA vectors, cells and processes for making proteins (issued in 1995 and 2000)	10/23/2012

(1)	In some cases these European patents may also be entitled to Supplemental Protection in one or more countries in Europe and the length of any such extension will vary country by country.

           We also have been granted or obtained rights to patents in Europe relating to: erythropoietin; G-CSF; pegfilgrastim (pegylated G-CSF); etanercept; two relating to darbepoetin alfa; and hyperglycosylated erythropoietic proteins. Our European patent relating to erythropoietin expired on December 12, 2004 and our European patent relating to G-CSF expires on August 22, 2006. We believe that after the expiration of each of these patents, other companies could receive approval for and market follow-on or biosimilar products to each of these products in Europe; presenting additional competition to our products. (See “Our marketed products face substantial competition and other companies may discover, develop, acquire or commercialize products before or more successfully than we do.”) While we do not market erythropoietin in Europe as this right belongs to Johnson & Johnson (through KA), we do market Aranesp® in the EU, which competes with Johnson

& Johnson’s and others’ erythropoietin products. We believe that the EU is currently in the process of developing regulatory guidelines related to the development and approval of biosimilar products. Until such guidelines are finalized, we cannot predict when follow-on or biosimilar products could appear on the market in the EU or to what extent such additional competition would impact future Aranesp® and NEUPOGEN®/Neulasta® sales in the EU. However, based on the process and timing outlined by the European Agency for the Evaluation of Medical Products (EMEA), we believe product specific guidelines are not likely to be finalized before 2006.

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

           We are dependent on third parties for some fill and finish and packaging of ENBREL® bulk drug substance manufactured at our Rhode Island facility. If third-party fill and finish and packaging manufacturers are unable to provide sufficient capacity or are otherwise unable to provide services to us, then supply of ENBREL® could be adversely affected.

           Our current plan to increase U.S. and Canadian supply of ENBREL® includes requiring regulatory approval of an additional large-scale cell culture commercial manufacturing facility adjacent to the current Rhode Island manufacturing facility. We submitted this facility for FDA approval in April 2005. In addition, Wyeth has constructed a new manufacturing facility in Ireland and has filed for licensure by the EMEA. These facilities are expected to increase the U.S. and Canadian supply of ENBREL®. If the additional ENBREL® manufacturing capacity at the Rhode Island site, or in Ireland do not receive FDA or the EMEA approval before we encounter supply constraints, our ENBREL® sales would be restricted, which could have a material adverse effect on our results of operations. (See “—Limits on supply for ENBREL® may constrain ENBREL® sales.”) If these manufacturing facilities are completed and approved by the various regulatory authorities, our costs of acquiring bulk drug may fluctuate.

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

           We operate in a highly competitive environment. Our products compete with other products or treatments for diseases for which our products may be indicated. For example, ENBREL® competes in certain circumstances with products marketed by Biogen IDEC Inc., Centocor, Inc., Johnson & Johnson, Abbott, Genentech, Pfizer, Novartis, and Sanofi-Aventis, as well as the generic drug methotrexate, and may face competition from other potential therapies being developed.

Additionally, Aranesp® competes with products marketed by Johnson & Johnson in the United States and the EU. Further, if our currently marketed products are approved for new uses, or if we sell new products, we may face new, additional competition that we do not face today. Additionally, some of our competitors, including biotechnology and pharmaceutical companies, market products or are actively engaged in research and development in areas where we have products or where we are developing product candidates or new indications for existing products. In the future, we expect that our products will compete with new drugs currently in development, drugs approved for other indications that may be approved for the same indications as those of our products, and off-label use of drugs approved for other indications. Our European patent relating to erythropoietin expired on December 12, 2004 and our European patent relating to G-CSF expires on August 22, 2006. We believe that after the expiration of each of these patents, other companies could receive approval for and market follow-on or biosimilar products to each of these products in Europe; presenting additional competition to our products. While we do not market erythropoietin in Europe as this right belongs to Johnson & Johnson (through KA), we do market Aranesp® in the EU, which competes with Johnson & Johnson’s and others’ erythropoietin products. We believe that the EU is currently in the process of developing regulatory guidelines related to the development and approval of follow-on or biosimilar products. Until such guidelines are finalized, we cannot predict when follow-on or biosimilar products could appear on the market in the EU or to what extent such additional competition would impact future Aranesp® and NEUPOGEN®/Neulasta® sales in the EU. However, based on the process and timing outlined by the EMEA, we believe product specific guidelines are not likely to be finalized before 2006. Our products may compete against products that have lower prices, superior performance, are easier to administer, or that are otherwise competitive with our products. Our inability to compete effectively could adversely affect product sales.

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

           We intend to continue an aggressive research and development program. Successful product development in the biotechnology industry is highly uncertain, and very few research and development projects produce a commercial product. Product candidates that appear promising in the early phases of development, such as in early human clinical trials, may fail to reach the market for a number of reasons, such as:

-	the product candidate did not demonstrate acceptable clinical trial results even though it demonstrated positive preclinical trial results

-	the product candidate was not effective in treating a specified condition or illness

-	the product candidate had harmful side effects in humans or animals

-	the necessary regulatory bodies, such as the FDA, did not approve our product candidate for an intended use

-	the product candidate was not economical for us to manufacture and commercialize

-	other companies or people have or may have proprietary rights to our product candidate, such as patent rights, and will not let us sell it on reasonable terms, or at all

-	the product candidate is not cost effective in light of existing therapeutics

-	certain of our licensors or partners may fail to effectively conduct clinical development or clinical manufacturing activities

           Several of our product candidates have failed or been discontinued at various stages in the product development process, including, but not limited to, Brain Derived Neurotrophic Factor (“BDNF”), Megakaryocyte Growth and Development Factor (“MGDF”), and Glial Cell Lined-Derived Neurotrophic Factor (“GDNF”). For example, in 1997, we announced the failure of BDNF for the treatment of amyotrophic lateral sclerosis, or Lou Gehrig’s Disease, because the product candidate, when administered by injection, did not produce acceptable clinical results for a specific use after a phase 3 trial, even though BDNF had progressed successfully through preclinical and earlier clinical trials. In addition, in 1998, we discontinued development of MGDF, a novel platelet growth factor, at the phase 3 trial stage after several people in platelet donation trials developed low platelet counts and neutralizing antibodies. Also, in June 2004, we announced that the phase 2 study of GDNF for the treatment of advanced Parkinson’s disease did not meet the primary study endpoint upon completion of six months of the double-blind treatment phase of the study even though a small phase 1 pilot investigator initiated open label study over a three year period appeared to result in improvements for advanced Parkinson’s disease patients. Subsequently, in the fall of 2004 we discontinued clinical development of GDNF in patients with advanced Parkinson’s disease after several patients in the phase 2 study developed neutralizing antibodies and new preclinical data showed that GDNF caused irreversible damage to the area of the brain critical to movement control and coordination. On February 11, 2005, we confirmed our previous decision to halt clinical trials and, as a part of that decision and based on thorough scientific review, we also concluded that we will not provide GDNF to the 48 patients who participated in clinical trials that were terminated in the fall of 2004. Of course, there may be other factors that prevent us from marketing a product. We cannot guarantee we will be able to produce commercially successful products. Further, clinical trial results are frequently susceptible to varying interpretations by scientists, medical personnel, regulatory personnel, statisticians, and others, which may delay, limit, or prevent further clinical development or regulatory approvals of a product candidate. Also, the length of time that it takes for us to complete clinical trials and obtain regulatory approval for product marketing has in the past varied by product and by the intended use of a product. We expect that this will likely be the case with future product candidates and we cannot predict the length of time to complete necessary clinical trials and obtain regulatory approval. (See “—Our current products and products in development cannot be sold if we do not maintain regulatory approval.”)

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

           After any of our products are approved for commercial use, we or regulatory bodies could decide that changes to our product labeling are required. Label changes may be necessary for a number of reasons, including: the identification of actual or theoretical safety or efficacy concerns by regulatory agencies, the discovery of significant problems with a similar product that implicates an entire class of products or subsequent concerns about the sufficiency of the data or studies underlying the label. Any significant concerns raised about the safety or efficacy of our products could also result in the need to reformulate those products, to conduct additional clinical trials, to make changes to our manufacturing processes, or to seek re-approval of our manufacturing facilities. Significant concerns about the safety and effectiveness of a product could ultimately lead to the revocation of its marketing approval. The revision of product labeling or the regulatory actions described above could be required even if there is no clearly established connection between the product and the safety or efficacy concerns that have been raised. The revision of product labeling or the regulatory actions described above could have a material adverse effect on sales of the affected products and on our business and results of operations. (See “—Our current products and products in development cannot be sold if we do not maintain regulatory approval.”)

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

           Our operating results may fluctuate from period to period for a number of reasons. In budgeting our operating expenses for the foreseeable future, we assume that revenues will continue to grow; however, some of our operating expenses are fixed in the short term. Because of this, even a relatively small revenue shortfall may cause a period’s results to be below our expectations or projections. A revenue shortfall could arise from any number of factors, some of which we cannot control. For example, we may face:

-	changes in the government’s or private payers’ reimbursement policies for our products

-	inability to maintain regulatory approval of marketed products

-	changes in our product pricing strategies

-	lower than expected demand for our products

-	inability to provide adequate supply of our products

-	changes in wholesaler buying patterns

-	increased competition from new or existing products

-	fluctuations in foreign currency exchange rates

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

           We have had an aggressive growth plan that has included substantial and increasing investments in research and development, sales and marketing, and facilities. We plan to continue to grow and our plan has a number of risks, some of which we cannot control. For example:

-	we need to generate higher revenues to cover a higher level of operating expenses, and our ability to do so may depend on factors that we do not control

-	we will need to assimilate new staff members

-	we will need to manage complexities associated with a larger and faster growing organization

-	we will need to accurately anticipate demand for the products we manufacture and maintain adequate manufacturing capacity, and our ability to do so may depend on factors that we do not control

-	we will need to start up and operate a number of new manufacturing facilities, which may result in temporary inefficiencies and higher cost of goods

           Of course, there may be other risks and we cannot guarantee that we will be able to successfully manage these or other risks.

Our stock price is volatile, which could adversely affect your investment.

           Our stock price, like that of other biotechnology companies, is highly volatile. For example, in the fifty-two weeks prior to March 31, 2005, the trading price of our common stock has ranged from a high of $65.24 per share to a low of $57.63 per share. Our stock price may be affected by a number of factors, such as:

-	changes in reimbursement policies or medical practices

-	adverse developments regarding the safety or efficacy of our products

-	clinical trial results

-	actual or anticipated product supply constraints

-	product development announcements by us or our competitors

-	regulatory matters

-	announcements in the scientific and research community

-	intellectual property and legal matters

-	broader economic, industry and market trends unrelated to our performance

           In addition, if our revenues, earnings or other financial results in any period fail to meet the investment community’s expectations, there could be an immediate adverse impact on our stock price.

Our corporate compliance program cannot guarantee that we are in compliance with all potentially applicable federal and state regulations.

           The development, manufacturing, distribution, pricing, sales, marketing, and reimbursement of our products, together with our general operations, is subject to extensive federal and state regulation. (See “—Our current products and products in development cannot be sold if we do not maintain regulatory approval.” and “—We may be required to perform additional clinical trials or change the labeling of our products if we or others identify side effects after our products are on the market.”) While we have developed and instituted a corporate compliance program based on current best practices, we cannot assure you that we or our employees are or will be in compliance with all potentially applicable federal and state regulations and/or laws. If we fail to comply with any of these regulations and/or laws a range of actions could result, including, but not limited to, the termination of clinical trials, the failure to approve a product candidate, restrictions on our products or manufacturing processes, including withdrawal of our products from the market, significant fines, exclusion from government healthcare programs, or other sanctions or litigation.

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

-	retaining key staff members

-	consolidating research and development operations

-	consolidating corporate and administrative infrastructures

-	preserving ours and Tularik’s research and development, and other important relationships

-	minimizing the diversion of management’s attention from ongoing business concerns

-	coordinating geographically separate organizations

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

           We maintain “disclosure controls and procedures”, as such term is defined under Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in Amgen’s Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to Amgen’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, Amgen’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and in reaching a reasonable level of assurance Amgen’s management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation under the supervision and with the participation of our management, including Amgen’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Amgen’s disclosure controls and procedures. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2005.

           Further, management determined that, as of March 31, 2005, there were no changes in our internal control over financial reporting that occurred during the first fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

           Certain of the Company’s legal proceedings are reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, with material developments since that report described below. While it is impossible to predict accurately or to determine the eventual outcome of these matters, we do not believe any such proceedings currently pending will have a material adverse effect on our annual Consolidated Financial Statements, although an adverse resolution in any reporting period of one or more of the proceedings could have a material impact on the results of operations for that period.

Israel Bio-Engineering Project Litigation

           Israel Bio-Engineering Project (“IBEP”) filed a Notice of Appeal for the Federal Circuit. On March 15, 2005, the Court of Appeals affirmed in part, reversed in part and remanded to the U.S. District Court for the Central District of California. The Court of Appeals affirmed the District Court’s findings that IBEP did not gain title to the U.S. Patent No. 5,981,701 under its contract interpretation theory. However, the Court of Appeals reversed and remanded the issue whether IBEP gained title under its employment theory.

Average Wholesale Price Litigation

           Amgen and Immunex have been named in approximately twenty eight lawsuits filed by separate counties in New York State in the United States District Courts for the Northern, Southern, Western and Eastern Districts of New York. These lawsuits broadly allege that Amgen and Immunex, together with many other pharmaceutical manufacturers reported prices for certain products in a manner that allegedly inflated reimbursement under the Medicaid program. The complaints generally assert varying claims or fraud, and other causes of action, under federal and state laws. The complaints seek an undetermined amount of damages, as well as other relief, including declaratory and injunctive relief. All of these cases are in the process of being consolidated with the federal Multi-District proceeding captioned In Re: Pharmaceutical Industry Average Wholesale Price Litigation MDL. No. 1456 pending in the U.S. District Court for the District Court of Massachusetts.

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

           During the three months ended March 31, 2005, we had two stock repurchase programs. The remaining availability under one of the two stock repurchase programs was fully utilized during the three months ended March 31, 2005. At March 31, 2005, we had one outstanding stock repurchase program. The amount we spend and the number of shares repurchased varies based on a variety of factors including the stock price and blackout periods in which we are restricted from repurchasing shares. Repurchases under our stock repurchase programs reflect, in part, our confidence in the long-term value of Amgen common stock. A summary of our repurchase activity for the three months ended March 31, 2005 is as follows:

				Total Number
				of Shares	Maximum $ Value
	Total Number		Average	Purchased as Part	that May Yet Be
	of Shares		Price Paid	of Publicly	Purchased Under the
	Purchased		per Share	Announced Programs	Programs
January 1 - January 31	816,900		$61.38	806,700	$5,918,880,970
February 1 - February 28	21,531,639		62.52	21,529,400	4,572,762,976
March 1 - March 31	4,498,536		61.98	4,489,800	4,293,991,590

Total	26,847,075	(1)	$62.40	26,825,900

(1)	The difference between total number of shares purchased and the total number of shares purchased as part of publicly announced programs is due to repurchases of common stock from certain employees in connection with their exercise of stock options issued prior to June 23, 1998 as well as shares of common stock withheld by us for the payment of taxes upon vesting of certain employees’ restricted stock.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Reference is made to the Index to Exhibits included herein.

(b)	Reports on Form 8-K.

           We also furnished or filed, as appropriate, four Current Reports on Form 8-K during the three months ended March 31, 2005. A report dated January 27, 2005 was furnished to the SEC and contained our press release announcing our earnings for the three and twelve months ended December 31, 2004 and reconciliations for certain historical non-GAAP financial measures with respect to the twelve months ended December 31, 2004, 2003, 2002 and 2001. A report dated January 31, 2005 was filed with the SEC and contained our press release announcing our filing of a Tender Offer Statement on Schedule TO-I with the SEC relating to the obligations of Amgen to purchase its Liquid Yield Option TM Notes due 2032 (the “LYONs”). A report dated March 2, 2005 was filed with the SEC reporting the Company’s entry into a Supplemental Indenture with LaSalle Bank National Association (the “Trustee”) to the Indenture between the Company and the Trustee dated as of March 1, 2002 with respect to the Company’s LYONs. A report dated March 7, 2005 was filed with the SEC reporting the Company’s amendment and restatement of certain of its equity incentive plans and programs, amendment and restatement to or new forms of equity incentive award agreements, performance program awards to certain executive officers, awards and performance goals and target awards for certain executive officers and amendments to the Company’s Amended and Restated Bylaws.

SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Amgen Inc.
(Registrant)

Date: 5/4/05	By:	/s/ Richard D. Nanula

Richard D. Nanula
Executive Vice President and Chief Financial Officer

AMGEN INC.

INDEX TO EXHIBITS

Exhibit No.	Description
3.1	Restated Certificate of Incorporation as amended. (9)

3.2	Amended and Restated Bylaws of Amgen Inc. (as amended and restated March 7, 2005). (51)

3.3	Certificate of Amendment of Restated Certificate of Incorporation. (17)

3.4	Certificate of Designations of Series A Junior Participating Preferred Stock. (20)

4.1	Indenture dated January 1, 1992 between the Company and Citibank N.A., as trustee. (3)

4.2	First Supplement to Indenture, dated February 26, 1997 between the Company and Citibank N.A., as trustee. (6)

4.3	Officer’s Certificate pursuant to Sections 2.1 and 2.3 of the Indenture, as supplemented, establishing a series of securities “8-1/8% Debentures due April 1, 2097.” (8)

4.4	8-1/8% Debentures due April 1, 2097. (8)

4.5	Form of stock certificate for the common stock, par value $.0001 of the Company. (9)

4.6	Officer’s Certificate pursuant to Sections 2.1 and 2.3 of the Indenture, dated as of January 1, 1992, as supplemented by the First supplemental Indenture, dated as of February 26, 1997, each between Amgen Inc. and Citibank, N.A., as Trustee, establishing a series of securities entitled “6.50% Notes Due December 1, 2007” (11)

4.7	6.50% Notes Due December 1, 2007 described in Exhibit 4.6. (11)

4.8	Corporate Commercial Paper — Master Note between and among Amgen Inc., as Issuer, Cede & Co., as nominee of The Depository Trust Company and Citibank, N.A. as Paying Agent. (12)

4.9	Indenture, dated as of August 4, 2003, between the Company and JP Morgan Chase Bank, N.A., as trustee. (44)

4.10	Indenture, dated as of March 1, 2002, between Amgen Inc. and LaSalle Bank National Association. (27)

4.11	Form of Liquid Yield Option™ Note due 2032. (27)

4.12	Registration Rights Agreement, dated as of March 1, 2002, between Amgen Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated. (27)

4.13	Officers Certificate of Amgen Inc. dated November 18, 2004, including forms of the Company’s 4.00% Senior Notes due 2009 and 4.85% Senior Notes due 2014. (46)

4.14	Form of 4.00% Senior Note due 2009. (46)

4.15	Form of 4.85% Senior Notes due 2014. (46)

4.16	Registration Rights Agreement, dated as of November 18, 2004, among Amgen Inc. and Morgan Stanley & Co. and Merrill Lynch, Pierce, Fenner & Smith Incorporated as representatives of the several initial purchasers. (46)

4.17	Supplemental Indenture, dated as of March 2, 2005, between Amgen Inc. and LaSalle Bank National Association. (50)

10.1+	Amended and Restated 1991 Equity Incentive Plan (as of March 2005). (51)

10.2+	Amgen Inc. Amended and Restated 1997 Equity Incentive Plan (as of March 7, 2005). (51)

Exhibit No.	Description
10.3	Shareholder’s Agreement of Kirin-Amgen, Inc., dated May 11, 1984, between the Company and Kirin Brewery Company, Limited. (20)

10.4	Amendment Nos. 1, 2, and 3, dated March 19, 1985, July 29, 1985 and December 19, 1985, respectively, to the Shareholder’s Agreement of Kirin-Amgen, Inc., dated May 11, 1984. (17)

10.5	Product License Agreement, dated September 30, 1985, and Technology License Agreement, dated, September 30, 1985 between Amgen Inc. and Ortho Pharmaceutical Corporation. (17)

10.6	Product License Agreement, dated September 30, 1985, and Technology License Agreement, dated September 30, 1985 between Kirin-Amgen, Inc. and Ortho Pharmaceutical Corporation. (17)

10.7+	Amended and Restated Employee Stock Purchase Plan of Amgen Inc. (17)

10.8	Research, Development Technology Disclosure and License Agreement PPO, dated January 20, 1986, by and between Amgen Inc. and Kirin Brewery Co., Ltd. (1)

10.9	Amendment Nos. 4 and 5, dated October 16, 1986 (effective July 1, 1986) and December 6, 1986 (effective July 1, 1986), respectively, to the Shareholders Agreement of Kirin-Amgen, Inc. dated May 11, 1984. (20)

10.10	Assignment and License Agreement, dated October 16, 1986, between Amgen Inc. and Kirin-Amgen, Inc. (20)

10.11	G-CSF European License Agreement, dated December 30, 1986, between Kirin-Amgen, Inc. and Amgen Inc. (20)

10.12+	Retirement and Savings Plan of Amgen Inc. (as amended and restated effective January 1, 2003). (39)

10.13	Purchase Agreement, dated as of November 15, 2004, among Amgen Inc. and Morgan Stanley & Co. and Merrill Lynch, Pierce, Fenner & Smith Incorporated as representatives of the several initial purchasers. (46)

10.14+	First Amendment to the Amgen Retirement and Savings Plan (As Amended and Restated Effective As of January 1, 2003). (54)

10.15	Amendment, dated June 30, 1988, to Research, Development, Technology Disclosure and License Agreement: GM-CSF dated March 31, 1987, between Kirin Brewery Company, Limited and Amgen Inc. (2)

10.16*	Amendment No. 3 To Amended and Restated Promotion Agreement By and Among Wyeth, Amgen Inc. and Immunex Corporation entered into as of April 19, 2005 (with certain confidential information deleted therefrom).

10.17	Partnership Purchase Agreement, dated March 12, 1993, between Amgen Inc., Amgen Clinical Partners, L.P., Amgen Development Corporation, the Class A limited partners and the Class B limited partner. (4)

10.18+	Second Amendment to the Amgen Retirement and Savings Plan (As Amended And Restated Effective As Of January 1, 2003). (54)

10.19+	First Amendment to Amgen Inc. Change of Control Severance Plan. (17)

10.20+	First Amendment to the Amgen Inc. Executive Incentive Plan. (47)

10.21	G-CSF United States License Agreement dated June 1, 1987 (effective July 1, 1986) between Kirin-Amgen, Inc. and Amgen Inc. (20)

10.22	Amendment No. 1 dated October 20, 1988 to Kirin-Amgen, Inc./Amgen G-CSF United States License Agreement dated June 1, 1987 (effective July 1, 1986). (20)

10.23	Amendment No. 2 dated October 17, 1991 (effective November 13, 1990) to Kirin-Amgen, Inc./Amgen G-CSF United States License Agreement dated June 1, 1987 (effective July 1, 1986). (20)

Exhibit No.	Description
10.24	Amendment No. 10 dated March 1, 1996 to the Shareholders’ Agreement of Kirin-Amgen, Inc. dated May 11, 1984. (20)

10.25+	Amgen Inc. Change of Control Severance Plan effective as of October 20, 1998. (14)

10.26	Preferred Share Rights Agreement, dated as of December 12, 2000, between Amgen Inc. and American Stock Transfer and Trust Company, as Rights Agent. (19)

10.27+	First Amendment, effective January 1, 1998, to the Amended and Restated Employee Stock Purchase Plan of Amgen Inc. (10)

10.28	Amendment No. 11 dated March 20, 2000 to the Shareholders’ Agreement of Kirin-Amgen, Inc. dated May 11, 1984. (20)

10.29+	Amended and Restated Equity Incentive Plan, effective as of March 7, 2005. (51)

10.30	Amendment No. 1 dated June 1, 1987 to Kirin-Amgen, Inc./Amgen G-CSF European License Agreement dated December 30, 1986. (20)

10.31	Amendment No. 2 dated March 15, 1988 to Kirin-Amgen, Inc./Amgen G-CSF European License Agreement dated December 30, 1986. (20)

10.32	Amendment No. 3 dated October 20, 1988 to Kirin-Amgen, Inc./Amgen G-CSF European License Agreement dated December 30, 1986. (20)

10.33	Amendment No. 4 dated December 29, 1989 to Kirin-Amgen, Inc./Amgen G-CSF European License Agreement dated December 30, 1986. (20)

10.34+	Amended and Restated 1987 Directors’ Stock Option Plan of Amgen Inc. (7)

10.35+	Amgen Inc. Executive Incentive Plan. (28)

10.36+	Forms of Stock Option Grant Agreements and Restricted Stock Unit Agreements for the 1997 Equity Incentive Plan (Amended and Restated Effective March 7, 2005). (51)

10.37+	2002 Special Severance Pay Plan for Amgen Employees. (34)

10.38	Amendment No. 6 dated May 11, 1984 to the Shareholders’ Agreement of Kirin-Amgen, Inc. dated May 11, 1984. (20)

10.39	Amendment No. 7 dated July 17, 1987 (effective April 1, 1987) to the Shareholders’ Agreement of Kirin-Amgen, Inc. dated May 11, 1984. (20)

10.40	Amendment No. 8 dated May 28, 1993 (effective November 13, 1990) to the Shareholders’ Agreement of Kirin-Amgen, Inc. dated May 11, 1984. (20)

10.41	Amendment No. 9 dated December 9, 1994 (effective June 14, 1994) to the Shareholders’ Agreement of Kirin-Amgen, Inc. dated May 11, 1984. (20)

10.42+	Agreement between Amgen Inc. and Mr. George J. Morrow, dated March 3, 2001. (21)

10.43+	Promissory Note of Mr. George J. Morrow, dated March 11, 2001. (21)

10.44+	Agreement between Amgen Inc. and Dr. Roger M. Perlmutter, M.D., Ph.D., dated March 5, 2001. (21)

10.45+	Agreement between Amgen Inc. and Mr. Brian McNamee, dated May 5, 2001. (22)

10.46+	Agreement between Amgen Inc. and Mr. Richard Nanula, dated May 15, 2001. (22)

10.47+	Promissory Note of Mr. Richard Nanula, dated June 27, 2001. (22)

10.48+	Promissory Note of Dr. Roger M. Perlmutter, dated June 29, 2001. (22)

10.49+	Second Amendment to the Amgen Inc. Change of Control Severance Plan. (23)

10.50+	Third Amendment to the Amgen Inc. Change of Control Severance Plan. (54)

10.51+	Promissory Note of Mr. Brian McNamee, dated May 30, 2001. (23)

10.52+	Restricted Stock Purchase Agreement between Amgen Inc. and Mr. Richard Nanula, dated May 16, 2001. (23)

10.53+	Fourth Amendment to the Amgen Inc. Change of Control Severance Plan. (54)

10.54+	Form of Performance Unit Agreement (Amended and Restated Effective December 6, 2004). (47)

Exhibit No.	Description
10.55	Amendment No. 2 to ENBREL® Supply Agreement, effective as of July 16, 2002. (39)

10.56+	Amgen Inc. Executive Nonqualified Retirement Plan, effective January 1, 2001. (26)

10.57+	Amgen Inc. Performance Award Program (Amended and Restated Effective December 6, 2004). (47)

10.58+	Fourth Amendment to the Amgen Retirement and Savings Plan (As Amended and Restated Effective as of January 1, 2003). (47)

10.59+	Forms of Stock Option Grant Agreements for 1999 Equity Incentive Plan (Amended and Restated March 7, 2005). (51)

10.60+	Fifth Amendment to the Amgen Inc. Change of Control Severance Plan. (47)

10.61	Agreement Regarding Governance and Commercial Matters by and among Wyeth (formerly American Home Products Corporation), American Cyanamid Company and Amgen Inc. dated December 16, 2001 (with certain confidential information deleted therefrom). (28)

10.62+	Amgen Inc. Supplemental Retirement Plan (As Amended and Restated Effective January 1, 2005). (43)

10.63	ENBREL® Supply Agreement among Immunex Corporation, American Home Products Corporation and Boehringer Ingelheim Pharma KG, dated as of November 5, 1998 (with certain confidential information deleted therefrom). (32)

10.64	Amendment No. 1 to the ENBREL® Supply Agreement among Immunex Corporation, American Home Products Corporation and Boehringer Ingelheim Pharma KG, dated June 27, 2000 (with certain confidential information deleted therefrom). (33)

10.65	Amendment No. 2 to the ENBREL® Supply Agreement among Immunex Corporation, American Home Products Corporation and Boehringer Ingelheim Pharma KG, dated June 3, 2002 (with certain confidential information deleted therefrom). (34)

10.66	Asset Purchase Agreement, dated May 2, 2002, by and between Immunex Corporation and Schering Aktiengesellschaft (with certain confidential information deleted therefrom). (34)

10.67	Amendment No. 1 to the Asset Purchase Agreement dated as of September 25, 2002, by and between Immunex Corporation and Schering Aktiengesellschaft. (34)

10.68	Amendment No. 2 to the Asset Purchase Agreement dated as of July 17, 2002, by and between Immunex Corporation and Schering Aktiengesellschaft. (34)

10.69+	Agreement between Amgen Inc. and Edward Fritzky, dated July 15, 2002. (34)

10.70+	Amgen Nonqualified Deferred Compensation Plan (As Amended and Restated Effective January 1, 2005). (43)

10.71+	Stock Option Agreement between Amgen Inc. and Edward Fritzky, dated July 15, 2002. (34)

10.72+	Promissory Note of Dr. Hassan Dayem, dated July 10, 2002. (34)

10.73	Amendment No. 3 to the ENBREL® Supply Agreement among Immunex Corporation, American Home Products Corporation and Boehringer Ingelheim Pharma KG, dated December 18, 2002 (with certain confidential information deleted therefrom). (37)

10.74+	Forms of Stock Option Grant Agreements and Restricted Stock Unit Agreements for the Amended and Restated 1991 Equity Incentive Plan (Amended and Restated Effective March 7, 2005). (51)

10.75+	Amgen Inc. Credit Agreement, dated as of July 16, 2004, among Amgen Inc. the Banks therein named, Citibank N.A., as Issuing Bank, Citicorp USA, Inc., as Administrative Agent and Barclays Bank PLC, as Syndication Agent. (42)

Exhibit No.	Description
10.76+	Restricted Stock Purchase Agreement between Amgen Inc. and Brian M. McNamee, dated March 3, 2003. (38)

10.77	Description of Amendment No. 1 to Amended and Restated Promotion Agreement, effective as of July 8, 2003 (with certain confidential information deleted therefrom). (39)

10.78+	Amended and Restated Agreement between Amgen Inc. and David J. Scott, dated February 16, 2004. (39)

10.79+	Amgen Inc. Director Equity Incentive Program (Amended and Restated Effective December 6, 2004). (47)

10.80+	Form of Restricted Stock Unit Agreement. (39)

10.81+	Amended and Restated Amgen Inc. Performance Award Program (Amended and Restated Effective March 7, 2005). (51)

10.82+	Form of Performance Unit Agreement (Amended and Restated Effective March 7, 2005). (51)

10.83	Description of Amendment No. 2 to Amended and Restated Promotion Agreement, effective as of April 20, 2004. (41)

10.84+	Third Amendment to the Amgen Retirement and Savings Plan (As Amended and Restated Effective as of January 1, 2003). (43)

31*	Rule 13a-14(a) Certifications.

32**	Section 1350 Certifications.

(*	= filed herewith)

(**	= furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended)

(+	= management contract or compensatory plan or arrangement.)

(1)	Filed as an exhibit to Amendment No. 1 to Form S-1 Registration Statement (Registration No. 33-3069) on March 11, 1986 and incorporated herein by reference.

(2)	Filed as an exhibit to Form 8 amending the Quarterly Report on Form 10-Q for the quarter ended June 30, 1988 on August 25, 1988 and incorporated herein by reference.

(3)	Filed as an exhibit to Form S-3 Registration Statement dated December 19, 1991 and incorporated herein by reference.

(4)	Filed as an exhibit to the Form 8-A dated March 31, 1993 and incorporated herein by reference.

(5)	Filed as an exhibit to the Form 10-Q for the quarter ended September 30, 1996 on November 5, 1996 and incorporated herein by reference.

(6)	Filed as an exhibit to the Form 8-K Current Report dated March 14, 1997 on March 14, 1997 and incorporated herein by reference.

(7)	Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1996 on March 24, 1997 and incorporated herein by reference.

(8)	Filed as an exhibit to the Form 8-K Current Report dated April 8, 1997 on April 8, 1997 and incorporated herein by reference.

(9)	Filed as an exhibit to the Form 10-Q for the quarter ended March 31, 1997 on May 13, 1997 and incorporated herein by reference.

(10)	Filed as an exhibit to the Form 10-Q for the quarter ended June 30, 1997 on August 12, 1997 and incorporated herein by reference.

(11)	Filed as an exhibit to the Form 8-K Current Report dated and filed on December 5, 1997 and incorporated herein by reference.

(12)	Filed as an exhibit to the Form 10-Q for the quarter ended March 31, 1998 on May 13, 1998 and incorporated herein by reference.

(13)	Filed as an exhibit to the Form 10-Q for the quarter ended June 30, 1998 on August 14, 1998 and incorporated herein by reference.

(14)	Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1998 on March 16, 1999 and incorporated herein by reference.

(15)	Filed as an exhibit to the Form 10-Q for the quarter ended June 30, 1999 on August 3, 1999 and incorporated herein by reference.

(16)	Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1999 on March 7, 2000 and incorporated herein by reference.

(17)	Filed as an exhibit to the Form 10-Q for the quarter ended June 30, 2000 on August 1, 2000 and incorporated herein by reference.

(18)	Filed as an exhibit to the Form 10-Q for the quarter ended September 30, 2000 on November 14, 2000 and incorporated herein by reference.

(19)	Filed as an exhibit to the Form 8-K Current Report dated December 13, 2000 on December 18, 2000 and incorporated herein by reference.

(20)	Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2000 on March 7, 2001 and incorporated herein by reference.

(21)	Filed as an exhibit to the Form 10-Q for the quarter ended March 31, 2001 on May 14, 2001 and incorporated herein by reference.

(22)	Filed as an exhibit to the Form 10-Q for the quarter ended June 30, 2001 on July 27, 2001 and incorporated herein by reference.

(23)	Filed as an exhibit to the Form 10-Q for the quarter ended September 30, 2001 on October 26, 2001 and incorporated herein by reference.

(24)	Filed as an exhibit to the Form 8-K Current Report dated December 16, 2001 on December 17, 2001 and incorporated herein by reference.

(25)	Filed as an exhibit to the Form S-4 Registration Statement dated January 31, 2002 and incorporated herein by reference.

(26)	Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2001 on February 26, 2002 and incorporated herein by reference.

(27)	Filed as an exhibit to the Form 8-K Current Report dated February 21, 2002 on March 1, 2002 and incorporated herein by reference.

(28)	Filed as an exhibit to Amendment No. 1 to the Form S-4 Registration Statement dated March 22, 2002 and incorporated herein by reference.

(29)	Filed as an exhibit to the Form 10-Q for the quarter ended March 31, 2002 on April 29, 2002 and incorporated herein by reference.

(30)	Filed as an exhibit to the Post-Effective Amendment No. 1 to the Form S-4 Registration Statement dated July 15, 2002 and incorporated herein by reference.

(31)	Filed as an exhibit to Form 8-K Current Report of Immunex Corporation dated April 12, 2002 on May 7, 2002 and incorporated herein by reference.

(32)	Filed as an exhibit to the Annual Report on Form 10-K of Immunex Corporation for the year ended December 31, 1998.

(33)	Filed as an exhibit to the Form 10-Q of Immunex Corporation for the quarter ended June 30, 2000.

(34)	Filed as an exhibit to the Form 10-Q for the quarter ended June 30, 2002 on August 13, 2002 and incorporated herein by reference.

(35)	Filed as an exhibit to the Form 10-Q for the quarter ended September 30, 2002 on November 5, 2002 and incorporated herein by reference.

(36)	Filed as an exhibit to the Form S-8 dated March 17, 1999 and incorporated herein by reference.

(37)	Filed as an exhibit to the Form 10-K for the year ended December 31, 2002 on March 10, 2003 and incorporated herein by reference.

(38)	Filed as an exhibit to the Form 10-Q for the quarter ended June 30, 2003 on July 30, 2003 and incorporated herein by reference.

(39)	Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2003 on March 11, 2004 and incorporated herein by reference.

(40)	Filed as an exhibit to the Form S-4 dated April 26, 2004 and incorporated herein by reference.

(41)	Filed as an exhibit to the Form S-4/A dated June 29, 2004 and incorporated herein by reference.

(42)	Filed as an exhibit to the Form 10-Q for the quarter ended June 30, 2004 on August 6, 2004 and incorporated herein by reference.

(43)	Filed as an exhibit to the Form 8-K Current Report dated October 5, 2004 on October 12, 2004 and incorporated herein by reference.

(44)	Filed as an exhibit to Form S-3 Registration Statement dated August 4, 2003 and incorporated herein by reference.

(45)	Filed as an exhibit to Form 8-K dated October 5, 2004 and incorporated by reference.

(46)	Filed as an exhibit to Form 8-K dated November 15, 2004 and incorporated herein by reference.

(47)	Filed as an exhibit to Form 8-K dated December 6, 2004 and incorporated herein by reference.

(48)	Filed as an exhibit to Form S-8 dated August 16, 2004 and incorporated herein by reference.

(49)	Filed as an exhibit to the Form 10-Q for the quarter ended June 30, 2004 on August 6, 2004 and incorporated herein by reference.

(50)	Filed as an exhibit to Form 8-K dated March 2, 2005 and incorporated herein by reference.

(51)	Filed as an exhibit to Form 8-K dated March 7, 2005 and incorporated herein by reference.

(52)	Filed as an exhibit to Form S-4 dated April 5, 2005 and incorporated by reference.

(53)	Filed as an exhibit to Form S-4 dated March 14, 2005 and incorporated by reference.

(54)	Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2004 on March 9, 2005 and incorporated herein by reference.