Form 10-Q
period 2005-06-30
AMGEN INC
filed 2005-08-08
CIK 318154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer. ☑
     As of July 15, 2005, the registrant had 1,233,806,783 shares of common stock, $0.0001 par value, outstanding.

AMGEN INC.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
     The information in this report for the three and six months ended June 30, 2005 and 2004 is unaudited but includes all adjustments (consisting only of normal recurring accruals, unless otherwise indicated) which Amgen Inc., including its subsidiaries (“Amgen”), considers necessary for a fair presentation of the results of operations for those periods.
     The Condensed Consolidated Financial Statements should be read in conjunction with our Consolidated Financial Statements and the notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2004.
     Interim results are not necessarily indicative of results for the full fiscal year.

AMGEN INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Revenues:
Product sales	$3,072	$2,431	$5,807	$4,639
Other revenues	100	154	198	289

Total revenues	3,172	2,585	6,005	4,928

Operating expenses:
Cost of sales (excludes amortization of acquired intangible assets presented below)	530	435	1,019	809
Research and development	567	468	1,091	909
Selling, general and administrative	646	591	1,223	1,107
Amortization of acquired intangible assets	87	84	174	168
Legal settlements	49	—	49	—

Total operating expenses	1,879	1,578	3,556	2,993

Operating income	1,293	1,007	2,449	1,935

Interest and other income and (expense), net	6	10	(4)	31

Income before income taxes	1,299	1,017	2,445	1,966

Provision for income taxes	270	269	562	528

Net income	$1,029	$748	$1,883	$1,438

Earnings per share:
Basic	$0.83	$0.59	$1.52	$1.13
Diluted	$0.82	$0.57	$1.49	$1.09

Shares used in calculation of earnings per share:
Basic	1,233	1,268	1,241	1,274
Diluted	1,250	1,318	1,270	1,326
See accompanying notes.

AMGEN INC
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share data)
(Unaudited)

	June 30,	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$1,621	$1,526
Marketable securities	2,819	4,282
Trade receivables, net	1,707	1,461
Inventories	984	888
Other current assets	894	1,013

Total current assets	8,025	9,170

Property, plant, and equipment, net	4,863	4,712
Intangible assets, net	3,872	4,033
Goodwill	10,519	10,525
Other assets	759	781

	$28,038	$29,221

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$503	$507
Accrued liabilities	2,675	2,477
Convertible notes	1,749	1,173

Total current liabilities	4,927	4,157

Deferred tax liabilities	1,209	1,294
Convertible notes	—	1,739
Other long-term debt	2,198	2,198
Other non-current liabilities	123	128

Contingencies

Stockholders’ equity:
Preferred stock; $0.0001 par value; 5 shares authorized; none issued or outstanding	—	—
Common stock and additional paid-in capital; $0.0001 par value; 2,750 shares authorized; outstanding - 1,231 shares in 2005 and 1,260 shares in 2004	22,468	22,078
Accumulated deficit	(2,918)	(2,376)
Accumulated other comprehensive income	31	3
Total stockholders’ equity	19,581	19,705

	$28,038	$29,221

See accompanying notes.

AMGEN INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended
	June 30,
	2005	2004
Cash flows from operating activities:
Net income	$1,883	$1,438
Depreciation and amortization	419	355
Tax benefits related to employee stock options	124	92
Other items, net	(49)	72
Cash provided by (used in) changes in operating assets and liabilities:
Trade receivables, net	(246)	(273)
Inventories	(96)	(13)
Other assets	39	32
Accounts payable	(4)	(15)
Accrued income taxes	78	(232)
Other accrued liabilities	192	58

Net cash provided by operating activities	2,340	1,514

Cash flows from investing activities:
Purchases of property, plant, and equipment	(403)	(742)
Proceeds from maturities of marketable securities	10,702	110
Proceeds from sales of marketable securities	14,875	4,655
Purchases of marketable securities	(24,114)	(3,087)
Other	44	(114)

Net cash provided by investing activities	1,104	822

Cash flows from financing activities:
Repurchases of common stock	(2,425)	(1,650)
Repayment of Convertible Notes	(1,175)	—
Net proceeds from issuance of common stock upon the exercise of employee stock options and in connection with an employee stock purchase plan	270	195
Other	(19)	(1)

Net cash used in financing activities	(3,349)	(1,456)

Increase in cash and cash equivalents	95	880

Cash and cash equivalents at beginning of period	1,526	837

Cash and cash equivalents at end of period	$1,621	$1,717

See accompanying notes.

AMGEN INC.
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
     1. Summary of significant accounting policies
      Business
     Amgen Inc., including its subsidiaries, (“Amgen”) is a global biotechnology company that discovers, develops, manufactures, and markets human therapeutics based on advances in cellular and molecular biology.
     Basis of presentation
     The financial information for the three and six months ended June 30, 2005 and 2004 is unaudited but includes all adjustments (consisting only of normal recurring accruals, unless otherwise indicated), which we consider necessary for a fair presentation of the results of operations for these periods. Interim results are not necessarily indicative of results for the full fiscal year.
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
     Inventories
     Inventories are stated at the lower of cost or market. Cost is determined in a manner, which approximates the first-in, first-out (FIFO) method. Inventories consisted of the following (in millions):

	June 30,	December 31,
	2005	2004
Raw materials	$148	$117
Work in process	595	565
Finished goods	241	206

	$984	$888

AMGEN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
     Intangible assets and goodwill
     Intangible assets are recorded at cost, less accumulated amortization. Amortization of intangible assets is provided over their estimated useful lives ranging from 5 to 15 years on a straight-line basis (weighted-average amortization period of 14.4 years at June 30, 2005). As of June 30, 2005 and December 31, 2004, accumulated amortization of intangible assets amounted to $1,021 million and $834 million, respectively. Intangible assets primarily consist of acquired product technology rights of $3,647 million, net of accumulated amortization of $969 million, which relate to the identifiable intangible assets acquired in connection with the Immunex Corporation (“Immunex”) acquisition in July 2002. Amortization of acquired product technology rights is included in “Amortization of acquired intangible assets” in the accompanying Condensed Consolidated Statements of Operations. We review our intangible assets for impairment periodically and whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.
     Goodwill principally relates to the acquisition of Immunex. The decrease in goodwill from the prior year is due to tax benefits realized upon exercise of Immunex related stock options during the six months ended June 30, 2005. We perform an impairment test annually and whenever events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable.
     Product sales
     Product sales primarily consist of sales of Aranesp® (darbepoetin alfa), EPOGEN® (Epoetin alfa), Neulasta® (pegfilgrastim), NEUPOGEN® (Filgrastim), and ENBREL® (etanercept).
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

AMGEN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
      Research and development costs
     Research and development (“R&D”) costs, which are expensed as incurred, are primarily comprised of the following types of costs incurred in performing R&D activities: salaries and benefits, overhead and occupancy costs, clinical trial and related clinical manufacturing costs, contract services, and other outside costs. R&D expenses also include such costs related to activities performed on behalf of corporate partners.
      Earnings per share
     Basic earnings per share (“EPS”) is based upon the weighted-average number of common shares outstanding. Diluted EPS is based upon the weighted-average number of common shares and dilutive potential common shares outstanding. Potential common shares outstanding include stock options under our employee stock option plans and potential issuances of stock under our equity incentive plans and under the assumed conversion of our Modified Convertible Notes utilizing the treasury stock method (collectively “Dilutive Securities”). Potential common shares outstanding also include common shares to be issued under the assumed conversion of our Convertible Notes under the if-converted method. For further information regarding our convertible notes, see Note 4, “Financing arrangements”.
     The following table sets forth the computation for basic and diluted EPS (in millions, except per share information):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Income (Numerator):
Net income for basic EPS	$1,029	$748	$1,883	$1,438
Adjustment for interest expense on Convertible Notes, net of tax	1	5	6	11

Net income for diluted EPS, after assumed conversion	$1,030	$753	$1,889	$1,449

Shares (Denominator):
Weighted-average shares for basic EPS	1,233	1,268	1,241	1,274
Effect of Dilutive Securities	9	15	10	17
Effect of Convertible Notes, after assumed conversion	8	35	19	35

Weighted-average shares for diluted EPS	1,250	1,318	1,270	1,326

Basic earnings per share	$0.83	$0.59	$1.52	$1.13
Diluted earnings per share	$0.82	$0.57	$1.49	$1.09

AMGEN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
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
     The following table illustrates the effect on net income and EPS if we had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”, as amended (in millions, except per share information):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income	$1,029	$748	$1,883	$1,438
Stock-based compensation, net of tax	(66)	(72)	(137)	(157)

Pro forma net income	$963	$676	$1,746	$1,281

Earnings per share:
Basic	$0.83	$0.59	$1.52	$1.13
Impact of stock option expense	(0.05)	(0.06)	(0.11)	(0.12)

Basic — pro forma	$0.78	$0.53	$1.41	$1.01

Diluted	$0.82	$0.57	$1.49	$1.09
Impact of stock option expense	(0.05)	(0.05)	(0.11)	(0.11)

Diluted — pro forma	$0.77	$0.52	$1.38	$0.98

     The weighted-average fair value of common stock and stock options on the date of grant, and the weighted-average assumptions used to estimate the fair value of the stock options using the Black-Scholes option valuation model, were as follows for the three months ended June 30:

	2005	2004
Weighted average fair value of common stock	$59.66	$56.45
Weighted average fair value of stock options granted	$16.07	$21.97
Risk-free interest rate	3.7%	3.3%
Expected life (in years)	4.9	4.5
Expected volatility	22.0%	42.0%
Expected dividend yield	0%	0%
     During the three months ended March 31, 2005, we revised our method of estimating expected volatility used in the Black-Scholes option valuation model to reflect the consideration of implied volatility in our publicly traded equity instruments.

AMGEN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
     In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, “Share-Based Payment”. SFAS No. 123R will require us to account for our stock options using a fair-value-based method as described in such statement and recognize the resulting compensation expense in our financial statements. Subsequently, the Securities and Exchange Commission (“SEC”) has provided for a phase-in implementation process for SFAS No. 123R, which requires us to adopt the new accounting standard no later than January 1, 2006. We plan to adopt SFAS No. 123R on January 1, 2006 and do not plan to restate our financial statements for periods ending prior to January 1, 2006. The adoption of SFAS No. 123R will have a material impact on our results of operations. The actual annual expense in 2006 is dependent on a number of factors including the number of stock options granted, our common stock price and related expected volatility, and other inputs utilized in estimating the fair value of the stock options at the time of grant.
2. Related party transactions
     We own a 50% interest in Kirin-Amgen, Inc. (“KA”), a corporation formed in 1984 with Kirin Brewery Company, Limited (“Kirin”) for the development and commercialization of certain products based on advanced biotechnology. We account for our interest in KA under the equity method and include our share of KA’s profits or losses in “Selling, general and administrative” in the Condensed Consolidated Statements of Operations. During the three and six months ended June 30, 2005, our share of KA’s profits were $16 million and $30 million, respectively. During the three and six months ended June 30, 2004 our share of KA’s losses and profits were ($1) million and $5 million, respectively. KA’s revenues consist of royalty income related to its licensed technology rights. All of our rights to manufacture and market certain products including erythropoietin, granulocyte colony-stimulating factor (“G-CSF”), darbepoetin alfa, and pegfilgrastim are pursuant to exclusive licenses from KA. We currently market erythropoietin, G-CSF, darbepoetin alfa, and pegfilgrastim under the brand names EPOGEN®, NEUPOGEN®, Aranesp®, and Neulasta®, respectively. KA receives royalty income from us, as well as Kirin, Johnson & Johnson, F. Hoffmann-La Roche Ltd, and others under separate product license agreements for certain geographic areas outside of the United States. During the three and six months ended June 30, 2005 KA earned royalties from us of $75 million and $143 million, respectively. During the three and six months ended June 30, 2004, KA earned royalties from us of $65 million and $125 million, respectively. These amounts are included in “Cost of sales (excludes amortization of acquired intangible assets)” in the Condensed Consolidated Statements of Operations.
     KA’s expenses primarily consist of costs related to research and development activities conducted on its behalf by Amgen and Kirin. KA pays Amgen and Kirin for such services at negotiated rates. During the three and six months ended June 30, 2005, we earned revenues from KA of $25 million and $47 million, respectively, for certain research and development activities performed on KA’s behalf. During the three and six months ended June 30, 2004, we earned revenues from KA of $58 million and $92 million, respectively. These amounts are included in “Other revenues” in the accompanying Condensed Consolidated Statements of Operations.

AMGEN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
3. Income taxes
     The tax rates for the three and six months ended June 30, 2005 are different from the statutory rate primarily as a result of favorable resolution of prior year foreign tax credit claims and research and development tax credits with the Internal Revenue Service (“IRS”) and indefinitely reinvested earnings of our foreign operations. The favorable impact of prior year tax matters amounted to approximately $47 million, or $0.04 per diluted share, for the three months ended June 30, 2005. We do not provide for U.S. income taxes on undistributed earnings of our controlled foreign corporations that are intended to be reinvested indefinitely outside the United States.
     On October 22, 2004, the President of the United States signed the American Jobs Creation Act of 2004 (the “Jobs Act”). The Jobs Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. The deduction is subject to a number of limitations. The IRS issued its first guidance on the repatriation provision of the Jobs Act on January 13, 2005. On May 10, 2005, the IRS issued additional guidance in this area. However, uncertainty still remains as to how to interpret certain provisions in the Jobs Act. We are still evaluating the repatriation provisions of the Jobs Act and our 2005 second quarter results of operations do not reflect any impact relating to such repatriation provisions. Based on our preliminary analysis to date, we are limited under the Jobs Act to repatriate up to $500 million in foreign profits, and we estimate the tax liability to be approximately $30 to $40 million if we repatriate the full $500 million. We expect to complete our evaluation within a reasonable period of time following the publication of additional guidance by the IRS.
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
4. Financing arrangements
     On March 2, 2005, as a result of certain holders of the outstanding 30-year, zero-coupon senior convertible notes (the “Convertible Notes”) exercising their March 1, 2005 put option, we repurchased $1.59 billion aggregate principal amount of Convertible Notes for their then-accreted value of $1,175 million in cash, representing approximately 40% of our then outstanding Convertible Notes. Upon the repurchase of such Convertible Notes, a pro rata portion, $20 million, of the related debt issuance costs were immediately charged to interest expense in the three months ended March 31, 2005. Also on March 2, 2005, we made an aggregate cash payment of $22 million to the holders of the Convertible Notes who did not exercise the put option and continued to hold Convertible Notes subsequent to March 1, 2005. This payment is approximately equal to 1.25% of each Convertible

AMGEN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
Note’s then-accreted value. Concurrently, we amended the terms of the Convertible Notes to add an additional put date in order to permit the remaining holders, at their option, to cause us to repurchase the Convertible Notes on March 1, 2006 at the then-accreted value.
     On May 6, 2005, we exchanged new zero-coupon senior convertible notes (the “Modified Convertible Notes”) and a cash payment of approximately $6 million for approximately 95% of the remaining Convertible Notes then outstanding. The significant terms of the Modified Convertible Notes are the same as the Convertible Notes except as follows:
•	While the Convertible Notes are convertible into common stock at any time, the Modified Convertible Notes can only be converted if: 1) the closing price of common stock exceeds the conversion price per share during a defined period at the end of the previous calendar quarter, 2) we call the Modified Convertible Notes for redemption, or 3) we make certain significant distributions to common stockholders or enter into specified types of corporate transactions.
•	If converted, the Convertible Notes will be settled for a specified number of shares of common stock. The conversion of the Modified Convertible Notes will be settled for a “conversion value” equal to the product of the conversion rate (8.8601 shares of Amgen common stock per note as of June 30, 2005) multiplied by the average closing price of our common stock during a specified period following the conversion date. The conversion value is paid in: 1) cash equal to the lesser of the accreted value of the Modified Convertible Notes at the conversion date or the conversion value, and 2) shares of common stock, if any, to the extent the conversion value exceeds the accreted value.
•	The conversion rate of the Convertible Notes will be adjusted to the extent we pay cash dividends equal to, or in excess of, a specified amount in any 12-month period. The conversion rate of the Modified Convertible Notes will be adjusted for any cash dividend paid by an amount equal to the dividend divided by the average closing price of common stock during a specified period immediately prior to the ex-dividend date.
•	If holders of the Convertible Notes exercise their option to require us to purchase all, or a portion of, their notes, we have the right to pay the accreted value in cash and/or shares of common stock. If holders of the Modified Convertible Notes exercise their option, we must pay the accreted value solely in cash.
•	If certain conditions are met, we are required to pay contingent interest on the Convertible Notes equal to the greater of: 1) cash dividends per share paid multiplied by the conversion rate or 2) a specified percentage of the market price of the Convertible Notes, as defined. Contingent interest on the Modified Convertible Notes must be paid if these same conditions are met but in an amount equal to a specified percentage of the market price of the Modified Convertible Notes, as defined, without regard to the amount of cash dividends paid, if any.
     The changes to the Convertible Notes outstanding as a result of the May 2005 exchange combined with those made in March 2005 are being accounted for as a debt modification.

AMGEN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
Accordingly, all cash paid to the holders of the Modified Convertible Notes and Convertible Notes (collectively referred to as “convertible notes”) is being amortized to interest expense over the life of the convertible notes using the effective interest method, and the costs incurred to modify the terms of the convertible notes were expensed as incurred.
     At June 30, 2005, we had convertible notes outstanding with the following accreted values:

Modified Convertible Notes	$1,660
Convertible Notes	89

Total convertible notes	$1,749

     These convertible notes had an aggregate face amount of $2.36 billion and yield to maturity of 1.125%. The original issue discount is being accreted to the balance of the convertible notes and recognized as interest expense over the life of the convertible notes using the effective interest method. The holders of the convertible notes may require us to purchase all or a portion of their notes on various dates, the earliest of which is March 1, 2006, at a price equal to the original issuance price plus the accrued original issue discount to the purchase dates. Accordingly, the convertible notes were classified as current in the accompanying Condensed Consolidated Balance Sheet as of June 30, 2005.
5. Stockholders’ equity
      Stock repurchase program
     A summary of our stock repurchase activity for the six months ended June 30, 2005 and 2004 is as follows:

	2005		2004
	Shares	Dollars	Shares	Dollars
First quarter	27	$1,675	10	$650
Second quarter	12	750	17	1,000

Total	39	$2,425	27	$1,650

     As of June 30, 2005, we had $3,544 million available for stock repurchases under our stock repurchase program authorized by the Board of Directors in December 2004. The amount we spend and the number of shares repurchased varies based on a variety of factors including the stock price and blackout periods in which we are restricted from repurchasing shares.

AMGEN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
     Other comprehensive income
     Our other comprehensive income includes unrealized gains and losses on our available-for-sale securities and foreign currency forward and option contracts, which qualify and are designated as cash flow hedges, and foreign currency translation adjustments. During the three and six months ended June 30, 2005, total comprehensive income was $1,060 million and $1,911 million, respectively. During the three and six months ended June 30, 2004, total comprehensive income was $712 million and $1,417 million, respectively.
6. Contingencies
     During the three months ended June 30, 2005, we settled certain legal matters, primarily related to a patent legal proceeding, and recorded an expense of $49 million, net of amounts previously accrued.
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
     Forward looking statements
     This report and other documents we file with the Securities and Exchange Commission (“SEC”) contain forward looking statements that are based on current expectations, estimates, forecasts and projections about us, our future performance, our business, our beliefs and our management’s assumptions. In addition, we, or others on our behalf, may make forward looking statements in press releases or written statements, or in our communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls, and conference calls. Words such as “expect,” “anticipate,” “outlook,” “could,” “target,” “project,” “intend,” “plan,” “believe,” “seek,” “estimate,” “should,” “may,” “assume,” “continue,” variations of such words and similar expressions are intended to identify such forward looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict. We describe our respective risks, uncertainties, and assumptions that could affect the outcome or results of operations in “Factors that may affect Amgen”. We have based our forward looking statements on our management’s beliefs and assumptions based on information available to our management at the time the statements are made. We caution you that actual outcomes and results may differ materially from what is expressed, implied, or forecast by our forward looking statements. Reference is made in particular to forward looking statements regarding product sales, reimbursement, expenses, EPS, liquidity and capital resources, and trends. Except as required under the federal securities laws and the rules and regulations of the SEC, we do not have any intention or obligation to update publicly any forward looking statements after the distribution of this report, whether as a result of new information, future events, changes in assumptions, or otherwise.
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
     We primarily earn revenues and income and generate cash from sales of human therapeutic products in the areas of nephrology, supportive cancer care, and inflammatory disease. For the three and six months ended June 30, 2005, total revenues were $3,172 million and $6,005 million, respectively, and net income was $1,029 million and $1,883 million, respectively, or $0.82 per share and $1.49 per share, respectively. As of June 30, 2005, cash, cash equivalents and marketable securities were $4,440 million.

     Our principal products include Aranesp® (darbepoetin alfa), EPOGEN® (Epoetin alfa), Neulasta® (pegfilgrastim), NEUPOGEN® (Filgrastim), and ENBREL® (etanercept), which is marketed under a co-promotion agreement with Wyeth in the United States and Canada. For additional information about our principal products, their approved indications, and where they are marketed, see “Item 1. Business – Principal products” in our Annual Report on Form 10-K for the year ended December 31, 2004. For both the three and six months ended June 30, 2005 and 2004, product sales represented 97% and 94% of total revenues, respectively. Over the last several years, our product sales growth has been primarily driven by sales of Aranesp®, ENBREL®, and Neulasta®, which benefited from market share gains and/or market growth. We expect these products to continue to drive sales growth in the near term. However, we expect that continued market share gains on a sequential basis will be a challenge as we operate in a highly competitive environment. Going forward, we expect to continue to focus on market share gains, but we also expect to increase our focus on growing the market. Most patients receiving our principal products for approved indications, excluding ENBREL®, are covered by both government and private payer health care programs. Primary reimbursement for ENBREL® is obtained from private payers. Therefore, our product sales are and will be affected by government and private payer reimbursement policies. Reduction in reimbursement could adversely affect our results of operations. See “Reimbursement” below for further information.
     International product sales for both the three and six months ended June 30, 2005 represented approximately 18% of total product sales as compared to approximately 17% and 18% for the three and six months ended June 30, 2004, respectively. Our international product sales consisted principally of European sales. Our international sales are impacted by foreign currency changes (see “Results of Operations” discussion below). International product sales growth for the three and six months ended June 30, 2005 benefited by approximately $31 million and $59 million, respectively, from foreign currency exchange rate changes. However, both positive and negative impacts from movements in foreign exchange rates have been mitigated by the natural, opposite impact to our international operating expenses and as a result of our foreign currency hedging activities. Our hedging activities seek to offset the impact, both positive and negative, that foreign exchange rate changes may have on our net income. As such, the impact to our net results of operations from changes in foreign currency exchange rates has been largely mitigated.
     For the three and six months ended June 30, 2005, operating income increased $286 million and $514 million, respectively, as compared to operating income for the three and six months ended June 30, 2004 primarily as a result of our product sales growth. Operating income as a percentage of product sales was 42% and 41% for the three months ended June 30, 2005 and 2004, respectively. For both the six months ended June 30, 2005 and 2004, operating income as a percentage of product sales was 42%. For the three and six months ended June 30, 2005, our operating income as a percentage of product sales was negatively impacted by a settlement expense of $49 million, resulting from certain legal matters primarily related to a patent legal proceeding. For the remainder of 2005, we expect our operating expenses to increase as compared to the first half of 2005, in support of our anticipated product sales growth, and as a result of our continued investment in research and development (“R&D”) to advance our pipeline. Furthermore, operating expenses as a percentage of product sales for the second half of 2005 is expected to be higher than that of the first half of 2005.
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
Reimbursement
     In the United States, dialysis providers are primarily reimbursed for EPOGEN® by the federal government through the End Stage Renal Disease Program (“ESRD Program”) of Medicare. The ESRD Program reimburses approved providers for 80% of allowed dialysis costs; the remainder is paid by other sources, including patients, state Medicaid programs, private insurance, and to a lesser extent, state kidney patient programs. The ESRD Program reimbursement rate is established by federal law and is monitored and implemented by the Centers for Medicare & Medicaid Services (“CMS”). Most patients receiving Aranesp®, Neulasta®, and NEUPOGEN® for approved indications are covered by both government and private payer health care programs. Therefore, sales of Aranesp®, Neulasta®, and NEUPOGEN® are dependent, in part, on the availability and extent of reimbursement from third-party payers, including governments and private insurance plans. Primary reimbursement for ENBREL® is obtained from private payers. Generally, worldwide use of our products may be affected by cost containment pressures from governments and private insurers on health care providers in response to ongoing initiatives to reduce health care expenditures (see “MD&A – Factors That May Affect Amgen — Our sales depend on payment and reimbursement from third-party payers, and, to the extent that reimbursement for our products is reduced, this could negatively impact the utilization of our products.”)
     The Medicare Prescription Drug Improvement and Modernization Act (or the “Medicare Modernization Act” (“MMA”)) was enacted into law in December 2003. For the first half of 2005, we believe that our product sales were not significantly impacted by the reimbursement changes resulting from the MMA. We believe this was, in part, due to the effects of CMS’s oncology demonstration project (the “Demonstration Project”) on sales of our products used in supportive cancer care, especially Aranesp®. Furthermore, we believe this was also, in part, due to increased reimbursement rates to physicians from CMS for services associated with drug administration. The Demonstration Project, which provides financial incentives to physicians for collecting and reporting oncology patient survey data, is currently scheduled to expire on December 31, 2005. However, we expect that during the remainder of 2005, reimbursement changes resulting from the MMA could negatively affect product sales of some of our marketed products.
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

its “average sales price” (ASP) (sometimes referred to as “ASP+6%”). ASP is calculated by the manufacturer based on a statutorily defined methodology and submitted to CMS. A product’s ASP is calculated on a quarterly basis and therefore may change each quarter. The ASP in effect for a given quarter (the “Current Period”) is based upon certain historical sales and sales incentive data covering a statutorily defined period of time preceding the Current Period. For example, the ASP for Aranesp® that we submit for the fourth quarter of 2005 will be based on certain historical sales and sales incentive data for Aranesp® from July 1, 2004 through June 30, 2005. CMS publishes the ASPs for products in advance of the quarter in which they go into effect. The first second and third quarter 2005 reimbursement rates for Aranesp®, Neulasta®, and NEUPOGEN® (calculated at 106% of the ASPs), are lower than our 2004 reimbursement rates as the ASP methodology incorporates lagged sales incentives offered to healthcare providers. We expect that the ASPs for our products will trend downward throughout 2005, and we expect it will be towards the end of 2005 before our ASPs stabilize.
•	Per the MMA, physicians in this market segment will have the choice between purchasing and billing for drugs under the ASP+6% system or obtaining drugs from vendors selected by CMS under the “competitive acquisition program” (CAP). Physicians who select to obtain drugs from CAP will no longer purchase or obtain reimbursement directly for such drugs. CMS issued an interim final rule related to CAP at the end of June of 2005. On August 3, 2005, CMS announced that it expects to publish a final rule in late 2005 and that drugs will first be delivered through the CAP by July 2006. Based on the interim final rule for CAP as proposed, we do not anticipate widespread adoption of this system initially. However, because we cannot fully predict how many physicians will select to obtain drugs from CAP, and because this is not a final rule, we cannot predict the full impact of the CAP on our business. While the rule does not provide the CAP vendors with the ability to utilize formularies, discounts to CAP vendors are included in the calculation of ASPs and therefore has the potential to impact the ASPs for certain of our products.
•	The Medicare hospital outpatient prospective payment system (OPPS), which determines payment rates for specified covered outpatient drugs and biologics in the hospital outpatient setting, will continue to utilize AWP as the basis for reimbursement in 2005. CMS’ 2005 reimbursement rate, as in 2003 and 2004, continued the application of an “equitable adjustment” such that the 2005 Aranesp® reimbursement rate is based on the AWP of PROCRIT®. For 2005 the reimbursement rate for Aranesp® is 83% of the AWP for PROCRIT®, down from 88% of the AWP for PROCRIT® in 2004, with a dose conversion ratio of 330 U PROCRIT® to 1 mcg Aranesp®, the same ratio as 2004. Effective January 1, 2006, the OPPS system will change from an AWP based reimbursement system to a system based on “average acquisition cost”. This change will affect Aranesp®, Neulasta® and NEUPOGEN® when administered in the hospital outpatient setting. In July 2005, CMS released its draft OPPS rule for 2006. This rule recommended removing the equitable adjustment for Aranesp®, as well as basing reimbursement for non-pass through products such as Aranesp® on an ASP plus 6% (based upon the ASP for the second quarter of 2005) and an additional 2% added for pharmacy handling costs. CMS is soliciting public comments on these recommendations, and we expect that the final rule will not be issued until October 2005.
•	Pursuant to final rules issued by CMS on November 3, 2004, Medicare reimbursement for EPOGEN® used in the dialysis setting for calendar year 2005 has been changed from the previous rate of $10 per 1,000 Units to $9.76 per 1,000 Units, a rate based upon an average acquisition cost for 2003 determined by the Office of the Inspector General (OIG) and adjusted for price inflation based on the Producer Price Index for pharmaceutical products. Pursuant to the CMS final rules, the difference between the 2004 reimbursement rates for all drugs separately billed outside the dialysis composite rate (including EPOGEN®) and the 2005 reimbursement rates for such drugs has been added to the composite rate that dialysis providers receive for dialysis treatment. Again in 2006, the EPOGEN® rate may change, as the MMA provided for discretion in either continuing to pay for these separately reimbursed dialysis drugs at acquisition cost, or switching to an ASP based system. The payment rate for dialysis drugs not studied by the OIG, including Aranesp®, is ASP+6% in 2005, and could remain at this rate in 2006.
•	On August 1, 2005 CMS released the 2006 Medicare Physician Fee Schedule/ESRD Payment Proposed Rule. We are currently in the process of evaluating this proposed rule. As a result, as of the date of this filing, we cannot predict the potential full impact of this proposed rule on our business. This proposed rule recommends changing the payment mechanism for separately reimbursed dialysis drugs, including EPOGEN®, from the current acquisition cost approach to ASP+6. Based on our preliminary evaluation, the proposed rule appears to reduce reimbursement in a number of areas including certain drug administration fees. The comment period for this proposed rule ends September 30, 2005.
•	We believe that beginning on January 1, 2006, ENBREL®, Sensipar®, and Kineret® will be covered by the MMA-mandated Medicare outpatient prescription drug benefit (also known as “Part D”). With the exception of a Part D demonstration project that CMS is conducting in 2004-2005 that will, among other things, provide reimbursement for ENBREL® for certain Medicare beneficiary participants, Medicare currently does not cover prescriptions for ENBREL®, Sensipar®, and Kineret®.
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
     In addition, on July 8, 2004, CMS released a proposed revision to the Hematocrit Measurement Audit Program Memorandum (HMA-PM), a Medicare payment review mechanism used by CMS to audit EPOGEN® utilization and appropriate hematocrit outcomes of dialysis patients. The proposed policy would not permit reimbursement for EPOGEN® in the following circumstances without medical justification: EPOGEN® doses greater than 40,000 Units per month in a patient with a hemoglobin greater than 13 grams per deciliter or doses greater than 20,000 Units per month in a patient with hemoglobin greater than 14 grams per deciliter. As of the date of this filing, the comment period for the proposed revision has expired and no final program memorandum has been issued. If the proposed revision, which has not yet been finalized, is adopted as the final form, it could result in a reduction in utilization of EPOGEN®. We and the nephrology community have provided public comment based on data analysis suggesting that the proposed revision to the HMA-PM is unwarranted. The nephrology community has worked closely with CMS in response to the draft policy to develop consensus recommendations for a new policy that is focused on appropriate EPOGEN® utilization rather than EPOGEN® dose or hemoglobin levels. It is possible that CMS may adopt all or some aspects of the consensus recommendations when issuing a final policy. Although the proposed revision was scheduled to go into effect as early as January 1, 2005, it is unclear as to when it may be implemented but we believe that implementation would be no earlier than January 2006. Given the importance of EPOGEN® utilization for maintaining the quality of care for dialysis patients, the precise impact of such a change on provider utilization remains unclear.
     Our product sales are and will be affected by government and private payer reimbursement policies. Reduction in reimbursement for our products could have a material adverse effect on our results of operations.
Results of Operations
Product sales
     For the three and six months ended June 30, 2005 and 2004, total product sales by geographic region were as follows (amounts in millions):

	Three months ended			Six months ended
	June 30,			June 30,
	2005	2004	Change	2005	2004	Change
Total U.S.	$2,532	$2,007	26%	$4,763	$3,825	25%
Total International	540	424	27%	1,044	814	28%

Total product sales	$3,072	$2,431	26%	$5,807	$4,639	25%

     Product sales are influenced by a number of factors, including demand, third-party reimbursement availability and policies, pricing strategies, wholesaler and end-user inventory management practices, foreign exchange effects, new product launches and indications, competitive products, product supply, and acquisitions.
     Sales growth was principally driven by demand for Aranesp®, ENBREL®, and Neulasta®. U.S. sales for Aranesp® and Neulasta® were impacted by higher sales incentives earned by customers under performance-based contracts. International product sales growth for the three and six months ended June 30, 2005 benefited by approximately $31 million and $59 million, respectively, from foreign currency exchange rate changes.
     In the near term, we expect sales growth to continue to be driven primarily by Aranesp®, ENBREL®, and Neulasta®. For the first half of 2005, we believe that our product sales were not significantly impacted by the reimbursement changes resulting from the MMA. We believe this was, in part, due to the effects of CMS’s oncology demonstration project (the “Demonstration Project”) on sales of our products used in supportive cancer care, especially Aranesp®. Furthermore, we believe this was also, in part, due to increased reimbursement rates to physicians from CMS for services associated with drug administration. The Demonstration Project, which provides financial incentives to physicians for collecting and reporting oncology patient survey data, is currently scheduled to expire on December 31, 2005. However, we expect that during the remainder of 2005, reimbursement changes resulting from the MMA could negatively affect product sales of some of our marketed products. Further, reimbursement changes could impact sequential sales growth and historical sales trends (see “Reimbursement “above).

Aranesp®
     (Amounts in millions)

	Three months ended			Six months ended
	June 30,			June 30,
	2005	2004	Change	2005	2004	Change
Aranesp® — U.S.	$536	$380	41%	$983	$710	38%
Aranesp® — International	301	237	27%	577	450	28%

Total Aranesp®	$837	$617	36%	$1,560	$1,160	34%

     The increase in U.S. Aranesp® sales for the three and six months ended June 30, 2005 was primarily driven by demand which benefited from market share gains in both oncology and nephrology and to a lesser extent market growth. Sales growth was impacted by higher incentives earned by customers attaining higher sales volumes and growth under performance-based contracts. The increase in international Aranesp® sales was principally driven by demand, and to a lesser extent, favorable changes in foreign currency exchange rates. International Aranesp® sales growth for the three and six months ended June 30, 2005, benefited by $17 million and $31 million, respectively, from foreign currency exchange rate changes.
     We believe future worldwide Aranesp® sales growth will be dependent, in part, on such factors as: reimbursement by third-party payers (including governments and private insurance plans) (see “Factors That May Affect Amgen – Our sales depend on payment and reimbursement from third-party payers, and, to the extent that reimbursement for our products is reduced, this could negatively impact the utilization of our products.”); cost containment pressures from governments and private insurers on health care providers; governmental or private organization regulations or guidelines relating to the use of our products; government programs such as the Demonstration Project; penetration of new and existing markets; patient population growth; the effects of pricing strategies; competitive products or therapies, including follow-on biologic products in Europe; the development of new treatments for cancer; and changes in foreign currency exchange rates. Also, we believe that U.S. sales for the remainder of 2005 could be negatively impacted as we expect that the ASPs for Aranesp® will trend downward throughout 2005. We expect it will be towards the end of 2005 before our ASPs for Aranesp® stabilize.
EPOGEN®
     (Amounts in millions)

	Three months ended			Six months ended
	June 30,			June 30,
	2005	2004	Change	2005	2004	Change
EPOGEN® — U.S.	$647	$633	2%	$1,230	$1,223	1%
     The growth in reported EPOGEN® sales for the three months ended June 30, 2005 was primarily due to changes in wholesaler inventory levels and to a lesser extent, a favorable revised estimate of dialysis demand for prior quarters. This revised estimate of demand is primarily spillover (See Note 1, “Summary of significant accounting policies – Product sales” to the Condensed Consolidated Financial Statements). This increase was partially offset by a mid-single digit decline in demand, impacted by higher sales incentives provided to customers and increased usage of Aranesp® in dialysis.
     For the six months ended June 30, 2005, growth was primarily due to changes in wholesaler inventory levels. Demand was comparable to the six months ended June 30, 2004, reflecting an increase in dialysis purchases offset by the impact of higher sales incentives provided to customers, both of which were in the mid-single digits. Demand was also impacted by increased usage of Aranesp® in dialysis.
     Patients receiving treatment for anemia associated with end stage renal disease with EPOGEN® are covered primarily under medical programs provided by the federal government. We believe EPOGEN® sales growth will primarily depend on dialysis patient population growth and changes in reimbursement rates or a change in the basis for reimbursement by the federal government (see “Factors That May Affect Amgen – Our sales depend on payment and reimbursement from third-party payers, and, to the extent that reimbursement for our products is reduced, this could negatively impact the utilization of our products.”). We believe EPOGEN® sales growth will also be dependent, in part, on future governmental or private organization regulations or guidelines relating to the use of our products, cost containment pressures from the federal government on health care providers and the effects of pricing strategies. Further, EPOGEN® sales have been and may continue to be impacted by Aranesp® in the United States as some health care providers use Aranesp® to treat anemia associated with chronic renal failure instead of EPOGEN®. To the extent that future changes in reimbursement and/or our pricing strategies impact these products, we could experience further usage of Aranesp® for the treatment of anemia associated with chronic renal failure for patients who are on dialysis.
Neulasta®/NEUPOGEN®
     (Amounts in millions)

	Three months ended			Six months ended
	June 30,			June 30,
	2005	2004	Change	2005	2004	Change
Neulasta® — U.S.	$490	$362	35%	$906	$698	30%
Neulasta® — International	97	64	52%	182	123	48%

Neulasta® — Total	587	426	38%	1,088	821	33%

NEUPOGEN® — U.S.	208	195	7%	390	367	6%
NEUPOGEN® — International	104	100	4%	216	197	10%

NEUPOGEN® — Total	312	295	6%	606	564	7%

Total Neulasta®/NEUPOGEN®	$899	$721	25%	$1,694	$1,385	22%

     The increase in combined worldwide Neulasta®/NEUPOGEN® sales for the three and six months ended June 30, 2005 was driven primarily by demand for Neulasta® and to a lesser extent, changes in wholesaler inventory levels, primarily relating to Neulasta® sales in the United States. Sales growth was impacted by higher incentives earned by customers attaining higher sales volumes and growth under performance-based contracts for U.S. Neulasta® sales. Combined international Neulasta®/NEUPOGEN® sales growth for the three and six months ended June 30, 2005, benefited by $11 million and $23 million, respectively, from foreign currency exchange rate changes.

     We believe future worldwide Neulasta®/NEUPOGEN® sales growth will be dependent, in part, on such factors as: reimbursement by third-party payers (including governments and private insurance plans) (see “Factors That May Affect Amgen – Our sales depend on payment and reimbursement from third-party payers, and, to the extent that reimbursement for our products is reduced, this could negatively impact the utilization of our products.”); cost containment pressures from governments and private insurers on health care providers; governmental or private organization regulations or guidelines relating to the use of our products; government programs such as the Demonstration Project; penetration of existing markets; patient population growth; the effects of pricing strategies; competitive products or therapies, including follow-on biologic products in Europe; the development of new treatments for cancer; and changes in foreign currency exchange rates. Future chemotherapy treatments that are less myelosuppressive may require less Neulasta®/NEUPOGEN®, however, other future chemotherapy treatments that are more myelosuppressive, such as dose dense chemotherapy, could require more Neulasta®/NEUPOGEN®. NEUPOGEN® competes with Neulasta® in the United States and Europe. U.S. NEUPOGEN® sales have been adversely impacted by conversion to Neulasta®. However, we believe that most of the conversion in the United States has occurred. We believe that we are experiencing conversion of NEUPOGEN® patients to Neulasta® in Europe, but we believe that this conversion will occur to a lesser extent than that experienced in the United States. However, we cannot accurately predict the rate or timing of future conversion of NEUPOGEN® patients to Neulasta® in Europe. Also, we believe that U.S. Neulasta®/NEUPOGEN® sales for the remainder of 2005 could be negatively impacted as we expect their ASPs will trend downward throughout 2005. We expect it will be towards the end of 2005 before our ASPs for U.S. Neulasta®/NEUPOGEN® stabilize.
ENBREL®
     (Amounts in millions)

	Three months ended			Six months ended
	June 30,			June 30,
	2005	2004	Change	2005	2004	Change
ENBREL® — U.S.	$614	$423	45%	$1,184	$805	47%
ENBREL® — International	25	17	47%	47	32	47%

Total ENBREL®	$639	$440	45%	$1,231	$837	47%

     ENBREL® sales growth for the three and six months ended June 30, 2005 was driven by demand, benefiting from ENBREL®’s competitive profile and significant growth of biologics in the rheumatology and dermatology markets. In the dermatology market, ENBREL® sales have grown significantly since its approval for moderate to severe psoriasis in April of 2004.
     We believe that future ENBREL® sales growth will be dependent, in part, on such factors as: the effects of competing products or therapies; penetration of existing and new markets, including potential new indications; the availability and extent of reimbursement by government and third-party payers; governmental or private organization regulations or guidelines relating to the use of our products (see “Factors That May Affect Amgen – Our sales depend on payment and reimbursement from third-party payers, and, to the extent that reimbursement for our products is reduced, this could negatively impact the utilization of our products”); and limits on the current supply of and sources of ENBREL® (see “Factors That May Affect Amgen – Limits on supply for ENBREL® may constrain ENBREL® sales”).

Selected operating expenses
     The following table summarizes selected operating expenses (amounts in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Product sales	$3,072	$2,431	$5,807	$4,639
Operating expenses:
Cost of sales (excludes amortization of acquired intangible assets)	$530	$435	$1,019	$809
% of product sales	17%	18%	18%	17%
Research and development	$567	$468	$1,091	$909
% of product sales	18%	19%	19%	20%
Selling, general and administrative	$646	$591	$1,223	$1,107
% of product sales	21%	24%	21%	24%
     Cost of sales
     Cost of sales, which excludes the amortization of acquired intangible assets (see “Condensed Consolidated Statements of Operations”), increased 22% and 26% for the three and six months ended June 30, 2005, respectively, primarily due to higher sales volumes. Costs of sales as a percentage of product sales was comparable to the three and six months ended June 30, 2004.
     Research and development
     R&D expenses are primarily comprised of salaries and benefits associated with R&D personnel, overhead and occupancy costs, clinical trial and related clinical manufacturing costs, contract services, and other outside costs. R&D expenses increased 21% and 20% for the three and six months ended June 30, 2005, respectively, primarily driven by higher staff-related costs including the addition of R&D personnel from Tularik, and to a lesser extent, higher costs relating to key clinical trials and clinical manufacturing, including the ramp up of large-scale phase 3 trials for AMG 162, Amgen’s investigational therapy for bone loss. During the three months ended June 30, 2005, staff-related costs and clinical trial and clinical manufacturing costs increased approximately $54 million and $49 million, respectively. During the six months ended June 30, 2005, staff-related costs and clinical trial and clinical manufacturing costs increased approximately $96 million and $76 million, respectively. In 2005, we expect our R&D expenses to increase primarily due to higher clinical manufacturing, clinical trial, and staff-related costs, including the addition of R&D personnel from Tularik, to support our development efforts for AMG 162 and other product candidates as compared to 2004.
     Selling, general and administrative
     Selling, general and administrative (“SG&A”) expenses are primarily comprised of salaries and benefits associated with sales and marketing, finance, legal, and other administrative personnel; outside marketing expenses; overhead and occupancy costs; and other general and administrative costs. SG&A increased 9% and 10% for the three and six months ended June 30, 2005, respectively, primarily due to higher staff-related expenses and higher outside marketing expenses in support of our key products. Outside marketing expenses include the Wyeth profit share related to ENBREL®, which has increased due to ENBREL® sales growth. During the three months ended June 30, 2005, outside marketing expenses and staff-related costs increased approximately $43 million and $41 million, respectively. During the six months ended June 30, 2005, outside marketing expenses and staff-related costs increased approximately $99 million and $36 million, respectively. The three and six month increases in outside marketing and staff-related expenses were partially offset by higher earnings from our affiliates, primarily Kirin-Amgen, Inc. (see Note 2, “Related party transactions”, to the Condensed Consolidated Financial Statements for further information.) For the remainder of 2005, we expect our SG&A expenses to increase, compared to the first half of 2005, primarily due to continued support of our marketed products including higher Wyeth profit share expense due to expected ENBREL® sales growth. Furthermore, SG&A expense as a percentage of product sales is expected to be higher in the second half of 2005, than that of the first half of 2005. However we have seen and expect to continue to see some leveraging of our 2004 SG&A spending during 2005.
     Legal settlements
     During the three months ended June 30, 2005, we settled certain legal matters, primarily related to a patent legal proceeding, and recorded an expense of $49 million, net of amounts previously accrued.
     Income taxes
     Our effective tax rates for the three and six months ended June 30, 2005 were 20.8% and 23.0%, respectively, compared with 26.4% and 26.8%, respectively, for the same periods last year. Our effective tax rates for the three and six months ended June 30, 2005 have decreased primarily due to favorable resolution of prior year foreign tax credit claims and research and development tax credits with the Internal Revenue Service (“IRS”) and an increase in indefinitely reinvested earnings of our foreign operations. The favorable impact of prior year tax matters amounted to approximately $47 million, or $0.04 per diluted share, for the three months ended June 30, 2005. For the remainder of 2005, the effective tax rate is expected to be slightly lower than our first quarter 2005 rate of 25.5%.
     We do not provide for U.S. income taxes on undistributed earnings of our controlled foreign corporations that are intended to be reinvested indefinitely outside the United States.
     On October 22, 2004, the President of the United States signed the American Jobs Creation Act of 2004 (the “Jobs Act”), which provides a temporary incentive to repatriate undistributed foreign earnings. There are uncertainties that remain as to how to interpret certain provisions in the Jobs Act. As such, we are still evaluating the repatriation provisions of the Jobs Act and our 2005 second quarter results of operations do not reflect any impact relating to such repatriation provisions. We expect to complete our evaluation within a reasonable period of time following the publication of additional guidance by the IRS.
     See Note 3, “Income taxes”, to the Condensed Consolidated Financial Statements for further discussion.

Financial Condition, Liquidity and Capital Resources
     The following table summarizes selected financial data (amounts in millions):

	June 30,	December 31,
	2005	2004
Cash, cash equivalents, and marketable securities	$4,440	$5,808
Total assets	28,038	29,221
Current debt	1,749	1,173
Non-current debt	2,198	3,937
Stockholders’ equity	19,581	19,705
     We believe that existing funds, cash generated from operations, and existing sources of and access to financing are adequate to satisfy our working capital, capital expenditure and debt service requirements for the foreseeable future, as well as to support our stock repurchase program. However, in order to provide for greater financial flexibility and liquidity, we may raise additional capital from time to time.
     Cash, cash equivalents, and marketable securities
     Of the total cash, cash equivalents, and marketable securities at June 30, 2005, approximately $2.6 billion represents cash generated from operations in foreign tax jurisdictions and is intended for use outside the United States. If these funds are repatriated for use in our U.S. operations, additional taxes on certain of these amounts would be required to be paid. Based on our preliminary analysis to date, we are limited under the Jobs Act to repatriate up to $500 million in foreign profits. See “Results of Operations — Income taxes” for further discussion.
     Financing arrangements
     As of June 30, 2005 we had convertible notes (30-year, zero-coupon senior convertible notes) with an accreted value of $1.7 billion outstanding and having an aggregate face amount of $2.36 billion and yield to maturity of 1.125%. The holders of the convertible notes may require us to purchase all or a portion of their notes on various dates (the “Put Option”), the earliest of which is March 1, 2006, at a price equal to the original issuance price plus the accrued original issue discount to the purchase dates. Accordingly, the convertible notes were classified as current in the accompanying Condensed Consolidated Balance Sheet as of June 30, 2005. Holders of the convertible notes may convert each of their notes according to the terms as outlined in Note 4, “Financing arrangements.” In the event the holders of the convertible notes exercise their Put Option or elect to convert their convertible notes, we are required to pay substantially all the accreted value in cash. Moody’s and Standard & Poor’s rate our outstanding convertible notes A2 and A+, respectively.
     As of June 30, 2005 we had $2 billion of long-term senior notes outstanding. These long-term senior notes consisted of: 1) $1 billion of senior notes that bear interest at a fixed rate of 4.0% and mature in 2009, and 2) $1 billion of senior notes that bear interest at a fixed rate of 4.85% and mature in 2014. Moody’s and Standard & Poor’s rate our outstanding long-term senior notes A2 and A+, respectively.

     As of June 30, 2005, we had $200 million of additional long-term debt securities outstanding. These long-term debt securities consisted of: 1) $100 million of debt securities that bear interest at a fixed rate of 6.5% and mature in 2007 under a $500 million debt shelf registration (the “$500 Million Shelf”), and 2) $100 million of debt securities that bear interest at a fixed rate of 8.1% and mature in 2097. Our outstanding long-term debt is rated A2 by Moody’s and A+ by Standard & Poor’s. Under the $500 Million Shelf, all of the remaining $400 million of debt securities available for issuance may be offered from time to time under our medium-term note program with terms to be determined at the time of issuance.
     We have a $1.0 billion five-year unsecured revolving credit facility to be used for general corporate purposes, including commercial paper support. Additionally, we have a commercial paper program, which provides for unsecured, short-term borrowings of up to an aggregate of $1.2 billion. No amounts were outstanding under the credit facility or commercial paper program as of June 30, 2005.
     We have a $1.0 billion shelf registration (the “$1 Billion Shelf”) which allows us to issue debt securities, common stock, and associated preferred share purchase rights, preferred stock, warrants to purchase debt securities, common stock or preferred stock, securities purchase contracts, securities purchase units and depositary shares. The $1 Billion Shelf was established to provide for further financial flexibility and the securities available for issuance may be offered from time to time with terms to be determined at the time of issuance. As of June 30, 2005, no securities had been issued under the $1 Billion Shelf.
     Certain of our financing arrangements contain non-financial covenants and as of June 30, 2005, we are in compliance with all applicable covenants.
   Cash flows
     The following table summarizes our cash flow activity (amounts in millions):

	Six months ended June 30,
	2005	2004
Net cash provided by operating activities	$2,340	$1,514
Net cash provided by investing activities	1,104	822
Net cash used in financing activities	(3,349)	(1,456)
     Operating
     Cash provided by operating activities has been and is expected to continue to be our primary recurring source of funds. The increase in cash provided by operating activities during the six months ended June 30, 2005 resulted primarily from higher cash receipts from customers driven by the growth in product sales and timing differences of cash payments relating to our tax and other accrued liabilities. (See Condensed Consolidated Statements of Cash Flows).
     Investing
     Capital expenditures totaled $403 million during the six months ended June 30, 2005, compared with $742 million during the same period last year. The decrease in capital expenditures during the six months ended June 30, 2005 is primarily due to lower expenditures relating to the new ENBREL® manufacturing plant in Rhode Island, which has been completed and is awaiting final FDA approval. These capital expenditures were more than offset by net proceeds from maturities and sales of marketable securities of $1,463 million during the six months ended June 30, 2005.
     We currently estimate 2005 spending on capital projects and equipment to be $1.1 billion, an amount slightly less than our 2004 expenditures. The most significant of these expenditures are expected to relate to the Puerto Rico manufacturing and the Thousand Oaks site expansions.
     Financing
     During the six months ended June 30, 2005 and 2004, we repurchased 39 million and 27 million shares of our common stock, respectively, at a total cost of $2,425 million and $1,650 million, respectively. As of June 30, 2005, we had $3,544 million available for stock repurchases under our stock repurchase program authorized by the Board of Directors. The amount we spend and the number of shares repurchased varies based on a variety of factors including the stock price and blackout periods in which we are restricted from repurchasing shares. Repurchases under our stock repurchase programs have reflected, in part, our confidence in the long-term value of Amgen common stock.
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
     We receive cash from the exercise of employee stock options and proceeds from the sale of stock pursuant to the employee stock purchase plan. Employee stock option exercises and proceeds from the sale of stock by us pursuant to the employee stock purchase plans provided $270 million and $195 million of cash during the six months ended June 30, 2005 and 2004, respectively. Proceeds from the exercise of employee stock options will vary from period to period based upon, among other factors, fluctuations in the market value of our stock relative to the exercise price of such options.

Factors that may affect Amgen
     The following items are representative of the risks, uncertainties, and assumptions that could affect the outcome of the forward looking statements.
Our sales depend on payment and reimbursement from third-party payers, and, to the extent that reimbursement for our products is reduced, this could negatively impact the utilization of our products.
     In both domestic and foreign markets, sales of our products are dependent, in part, on the availability of reimbursement from third-party payers such as state and federal governments, under programs such as Medicare and Medicaid in the United States, and private insurance plans. In certain foreign markets, the pricing and profitability of our products generally are subject to government controls. In the United States, there have been, there are, and we expect there will continue to be, a number of state and federal laws and/or regulations, or in some cases draft legislation or regulations that could limit the amount that state or federal governments will pay to reimburse the cost of pharmaceutical and biologic products. For example, the Medicare Prescription Drug, Improvement and Modernization Act (or the Medicare Modernization Act (MMA)) was enacted into law in December 2003. In addition, we believe that private insurers, such as managed care organizations, may adopt their own reimbursement reductions in response to legislation or regulations, including, without limitation, the MMA. For the first half of 2005, we believe that our product sales were not significantly impacted by the reimbursement changes resulting from the MMA. We believe this was, in part, due to the effects of CMS’s oncology demonstration project (the “Demonstration Project”) on sales of our products used in supportive cancer care, especially Aranesp®. Furthermore, we believe this was also, in part, due to increased reimbursement rates to physicians from CMS for services associated with drug administration. The Demonstration Project, which provides financial incentives to physicians for collecting and reporting oncology patient survey data, is currently scheduled to expire on December 31, 2005. However, we expect that during the remainder of 2005, reimbursement changes resulting from the MMA could negatively affect product sales of some of our marketed products.
The main components of the MMA that affect our currently marketed products are as follows:
•	Through 2004 the Average Wholesale Price (AWP) mechanism was the basis of Medicare Part B payment for covered outpatient drugs and biologics. Effective January 1, 2005, in the physician clinic market segment, Aranesp®, Neulasta® and NEUPOGEN® are being reimbursed under a new Medicare Part B system that reimburses each product at 106% of its “average sales price” (ASP) (sometimes referred to as “ASP+6%”). ASP is calculated by the manufacturer based on a statutorily defined methodology and submitted to CMS. A product’s ASP is calculated on a quarterly basis and therefore may change each quarter. The ASP in effect for a given quarter (the “Current Period”) is based upon certain historical sales and sales incentive data covering a statutorily defined period of time preceding the Current Period. For example, the ASP for Aranesp® that we submit for the fourth quarter of 2005 will be based on certain historical sales and sales incentive data for Aranesp® from July 1, 2004 through June 30, 2005. CMS publishes the ASPs for products in advance of the quarter in which they go into effect. The first second and third quarter 2005 reimbursement rates for Aranesp®, Neulasta®, and NEUPOGEN® (calculated at 106% of the ASPs), are lower than our 2004 reimbursement rates as the ASP methodology incorporates lagged sales incentives offered to healthcare providers. We expect that the

ASPs for our products will trend downward throughout 2005, and we expect it will be towards the end of 2005 before our ASPs stabilize.

•	Per the MMA, physicians in this market segment will have the choice between purchasing and billing for drugs under the ASP+6% system or obtaining drugs from vendors selected by CMS under the “competitive acquisition program” (CAP). Physicians who select to obtain drugs from CAP will no longer purchase or obtain reimbursement directly for such drugs. CMS issued an interim final rule related to CAP at the end of June of 2005. On August 3, 2005, CMS announced that it expects to publish a final rule in late 2005 and that drugs will first be delivered through the CAP by July 2006. Based on the interim final rule for CAP as proposed, we do not anticipate widespread adoption of this system initially. However, because we cannot fully predict how many physicians will select to obtain drugs from CAP, and because this is not a final rule, we cannot predict the full impact of the CAP on our business. While the rule does not provide the CAP vendors with the ability to utilize formularies, discounts to CAP vendors are included in the calculation of ASPs and therefore has the potential to impact the ASPs for certain of our products.

•	The Medicare hospital outpatient prospective payment system (OPPS), which determines payment rates for specified covered outpatient drugs and biologics in the hospital outpatient setting, will continue to utilize AWP as the basis for reimbursement in 2005. CMS’ 2005 reimbursement rate, as in 2003 and 2004, continued the application of an “equitable adjustment” such that the 2005 Aranesp® reimbursement rate is based on the AWP of PROCRIT®. For 2005 the reimbursement rate for Aranesp® is 83% of the AWP for PROCRIT®, down from 88% of the AWP for PROCRIT® in 2004, with a dose conversion ratio of 330 U PROCRIT® to 1 mcg Aranesp®, the same ratio as 2004. Effective January 1, 2006, the OPPS system will change from an AWP based reimbursement system to a system based on “average acquisition cost”. This change will affect Aranesp®, Neulasta® and NEUPOGEN® when administered in the hospital outpatient setting. In July 2005, CMS released its draft OPPS rule for 2006. This rule recommended removing the equitable adjustment for Aranesp®, as well as basing reimbursement for non-pass through products such as Aranesp® on an ASP plus 6% (based upon the ASP for the second quarter of 2005) and an additional 2% added for pharmacy handling costs. CMS is soliciting public comments on these recommendations, and we expect that the final rule will not be issued until October 2005.

•	Pursuant to final rules issued by CMS on November 3, 2004, Medicare reimbursement for EPOGEN® used in the dialysis setting for calendar year 2005 has been changed from the previous rate of $10 per 1,000 Units to $9.76 per 1,000 Units, a rate based upon an average acquisition cost for 2003 determined by the Office of the Inspector General (OIG) and adjusted for price inflation based on the Producer Price Index for pharmaceutical products. Pursuant to the CMS final rules, the difference between the 2004 reimbursement rates for all drugs separately billed outside the dialysis composite rate (including EPOGEN®) and the 2005 reimbursement rates for such drugs has been added to the composite rate that dialysis providers receive for dialysis treatment. Again in 2006, the EPOGEN® rate may change, as the MMA provided for discretion in either continuing to pay for these separately reimbursed dialysis drugs at acquisition cost, or switching to an ASP based system. The payment rate for dialysis drugs not studied by the OIG, including Aranesp®, is ASP+6% in 2005, and could remain at this rate in 2006.

•	On August 1, 2005 CMS released the 2006 Medicare Physician Fee Schedule/ESRD Payment Proposed Rule. We are currently in the process of evaluating this proposed rule. As a result, as of the date of this filing, we cannot predict the potential full impact of this proposed rule on our business. This proposed rule recommends changing the payment mechanism for separately reimbursed dialysis drugs, including EPOGEN®, from the current acquisition cost approach to ASP+6. Based on our preliminary evaluation, the proposed rule appears to reduce reimbursement in a number of areas including certain drug administration fees. The comment period for this proposed rule ends September 30, 2005.
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
     In addition, on July 8, 2004, CMS released a proposed revision to the Hematocrit Measurement Audit Program Memorandum (HMA-PM), a Medicare payment review mechanism used by CMS to audit EPOGEN® utilization and appropriate hematocrit outcomes of dialysis patients. The proposed policy would not permit reimbursement for EPOGEN® in the following circumstances without medical justification: EPOGEN® doses greater than 40,000 Units per month in a patient with a hemoglobin greater than 13 grams per deciliter or doses greater than 20,000 Units per month in a patient with hemoglobin greater than 14 grams per deciliter. As of the date of this filing, the comment period for the proposed revision has expired and no final program memorandum has been issued. If the proposed revision, which has not yet been finalized, is adopted as the final form, it could result in a reduction in utilization of EPOGEN®. We and the nephrology community have provided public comment based on data analysis suggesting that the proposed revision to the HMA-PM is unwarranted. The nephrology community has worked closely with CMS in response to the draft policy to develop consensus recommendations for a new policy that is focused on appropriate EPOGEN® utilization rather than EPOGEN® dose or hemoglobin levels. It is possible that CMS may adopt all or some aspects of the consensus recommendations when issuing a final policy. Although the proposed revision was scheduled to go into effect as early as January 1, 2005, it is unclear as to when it may be implemented but we believe that implementation would be no earlier than January 2006. Given the importance of EPOGEN® utilization for maintaining the quality of care for dialysis patients, the precise impact of such a change on provider utilization remains unclear.
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
     The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and often involve complex legal, scientific, and factual questions. To date, there has emerged no consistent policy regarding breadth of claims allowed in such companies’ patents. Third parties may challenge, invalidate, or circumvent our patents and patent applications relating to our products, product candidates, and technologies. In addition, our patent positions might not protect us against competitors with similar products or technologies because competing products or technologies may not infringe our patents. For example, Roche is developing a pegylated erythropoietin molecule that, according to Roche’s public statements, they expect to bring to the US market despite their acknowledgement of our U.S. erythropoietin patents. For certain of our product candidates, there are third parties who have patents or pending patents that they may claim prevent us from commercializing these product candidates in certain territories. Patent disputes are frequent, costly, and can preclude or delay commercialization of products. We are currently, and in the future may be, involved in patent litigation. For example, we are currently involved in an ongoing patent infringement lawsuit against Transkaryotic Therapies, Inc. (“TKT”) and Aventis with respect to our erythropoietin patents. If we lose or settle current or future litigations at certain stages or entirely, we could be: subject to competition and/or significant liabilities; required to enter into third-party licenses for the infringed product or technology; or required to cease using the technology or product in dispute. In addition, we cannot guarantee that such licenses will be available on terms acceptable to us, or at all.
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

Product		General Subject Matter	Expiration
Epoetin alfa	U.S.
		—Process of making erythropoietin (issued in 1995 and 1997)	8/15/2012
		—Product claims to erythropoietin (issued in 1996 and 1997)	8/20/2013
		—Pharmaceutical compositions of erythropoietin (issued in 1999)	8/20/2013
		—Cells that make certain levels of erythropoietin (issued in 1998)	5/26/2015

darbepoetin alfa	Europe(1)	—Glycosylation analogs of erythropoietin proteins (issued in 1999)	10/12/2010
		—Glycosylation analogs of erythropoietin proteins (issued in 1997)	8/16/2014

Product		General Subject Matter	Expiration
Filgrastim	U.S.	—Methods for recombinant production of G-CSF (issued in 1998)	8/23/2005
		—Analogs of G-CSF (issued in 1999)	8/23/2005
		—Pharmaceutical Compositions Comprising G-CSF (issued in 2002)	8/23/2005
		—DNA, vectors, cells and processes relating to recombinant G-CSF (issued in 1989 and 1991)	3/7/2006
		—G-CSF polypeptides (issued in 1996)	12/3/2013
		—Methods of treatment using G-CSF polypeptides (issued in 1996)	12/10/2013
	Europe(1)	—G-CSF DNA Vectors, cells, polypeptides, methods of use and production (issued in 1991)	8/22/2006
pegfilgrastim	U.S.	—Pegylated G-CSF (issued in 1998)	10/20/2015
	Europe(1)	—Pegylated G-CSF (issued in 1999)	2/8/2015
Etanercept	U.S.	—Methods of treating TNF — dependent disease (issued in 2003)	9/5/2009
		—TNFR proteins and pharmaceutical compositions (issued in 1999 and 2001)	9/5/2009
		—TNFR DNA vectors, cells and processes for making proteins (issued in 1995 and 2000)	10/23/2012

(1)	In some cases these European patents may also be entitled to Supplemental Protection in one or more countries in Europe and the length of any such extension will vary country by country.
     We also have been granted or obtained rights to patents in Europe relating to: erythropoietin; G-CSF; pegfilgrastim (pegylated G-CSF); etanercept; two relating to darbepoetin alfa; and hyperglycosylated erythropoietic proteins. Our European patent relating to erythropoietin expired on December 12, 2004 and our European patent relating to G-CSF expires on August 22, 2006. We believe that after the expiration of each of these patents, other companies could receive approval for and market follow-on or biosimilar products to each of these products in Europe; presenting additional competition to our products. (See “Our marketed products face substantial competition and other companies may discover, develop, acquire or commercialize products before or more successfully than we do.”) While we do not market erythropoietin in Europe as this right belongs to Johnson & Johnson (through KA), we do market Aranesp® in the EU, which competes with Johnson & Johnson’s and others’ erythropoietin products. We believe that the EU is currently in the process of developing regulatory guidelines related to the development and approval of biosimilar products. Until such guidelines are finalized, we cannot predict when follow-on or biosimilar products could appear on the market in the EU or to what extent such additional competition would impact future Aranesp® and NEUPOGEN®/Neulasta® sales in the EU. However, based on the process and timing outlined by the European Agency for the Evaluation of Medical Products (EMEA), we believe product specific guidelines are not likely to be finalized before 2006. In July 2005, the EMEA issued clinical trial guidance for certain biosimilar products including erythropoeitins and granulocyte-colony stimulating factors, which guidance recommends that applicants seeking approval of such biosimilar products conduct pharmacodynamic, toxicological, clinical safety studies and a pharmacovigilance program.

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
     We currently perform all of the formulation, fill and finish for EPOGEN®, Aranesp®, NEUPOGEN® and Neulasta® and some formulation, fill and finish operations for ENBREL® at our manufacturing facility in Juncos, Puerto Rico. Our global supply of these products is dependent on the uninterrupted and efficient operation of this facility. Power failures, the breakdown, failure or substandard performance of equipment, the improper installation or operation of equipment, natural or other disasters, including hurricanes, or failures to comply with regulatory requirements, including those of the FDA, among others, could adversely affect our formulation, fill and finish operations. As a result, we may be unable to supply these products, which could adversely and materially affect our product sales. Although we have obtained limited insurance to protect against certain business interruption losses, there can be no assurance that such coverage will be adequate or that such coverage will continue to remain available on acceptable terms, if at all. The extent of the coverage of our insurance could limit our ability to mitigate for lost sales and could result in such losses materially and adversely affecting our operating results.
Our marketed products face substantial competition and other companies may discover, develop, acquire or commercialize products before or more successfully than we do.
     We operate in a highly competitive environment. Our products compete with other products or treatments for diseases for which our products may be indicated. For example, ENBREL® competes in certain circumstances with products marketed by Biogen IDEC Inc., Centocor, Inc., Johnson & Johnson, Abbott, Genentech, Pfizer, Novartis, and Sanofi-Aventis, as well as the generic drug methotrexate, and may face competition from other potential therapies being developed. Additionally, Aranesp® competes with products marketed by Johnson & Johnson in the United States and the EU. Further, if our currently marketed products are approved for new uses, or if we sell new products, we may face new, additional competition that we do not face today. Additionally, some of our competitors, including biotechnology and pharmaceutical companies, market products or are actively engaged in research and development in areas where we have products or where we are developing product candidates or new indications for existing products. In the future, we expect that our products will compete with new drugs currently in development, drugs approved for other indications that may be approved for the same indications as those of our products, and off-label use of drugs approved for other indications. Our European patent relating to erythropoietin expired on

December 12, 2004 and our European patent relating to G-CSF expires on August 22, 2006. We believe that after the expiration of each of these patents, other companies could receive approval for and market follow-on or biosimilar products to each of these products in Europe; presenting additional competition to our products. While we do not market erythropoietin in Europe as this right belongs to Johnson & Johnson (through KA), we do market Aranesp® in the EU, which competes with Johnson & Johnson’s and others’ erythropoietin products. We believe that the EU is currently in the process of developing regulatory guidelines related to the development and approval of follow-on or biosimilar products. Until such guidelines are finalized, we cannot predict when follow-on or biosimilar products could appear on the market in the EU or to what extent such additional competition would impact future Aranesp® and NEUPOGEN®/Neulasta® sales in the EU. However, based on the process and timing outlined by the EMEA, we believe product specific guidelines are not likely to be finalized before 2006. In July 2005, the EMEA issued clinical trial guidance for certain biosimilar products including erythropoietins and granulocyte-colony stimulating factors, which guidance recommends that applicants seeking approval of such biosimilar products conduct pharmacodynamic, toxicological, clinical safety studies and a pharmacovigilance program. Our products may compete against products that have lower prices, superior performance, are easier to administer, or that are otherwise competitive with our products. Our inability to compete effectively could adversely affect product sales.
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
     After any of our products are approved for commercial use, we or regulatory bodies could decide, and have in the past decided, that changes to our product labeling are required. Label changes may be necessary for a number of reasons, including: the identification of actual or theoretical safety or efficacy concerns by regulatory agencies, the discovery of significant problems with a similar product that implicates an entire class of products or subsequent concerns about the sufficiency of the data or studies underlying the label. Any significant concerns raised about the safety or efficacy of our products could also result in the need to reformulate those products, to conduct additional clinical trials, to make changes to our manufacturing processes, or to seek re-approval of our manufacturing facilities. Significant concerns about the safety and effectiveness of a product could ultimately lead to the revocation of its marketing approval. The revision of product labeling or the regulatory actions described above could be required even if there is no clearly established connection between the product and the safety or efficacy concerns that have been raised. The revision of product labeling or the regulatory actions described above could have a material adverse effect on sales of the affected products and on our business and results of operations. (See “—Our current products and products in development cannot be sold if we do not maintain regulatory approval.”)
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
     Our operating results may fluctuate from period to period for a number of reasons. In budgeting our operating expenses for the foreseeable future, we assume that revenues will continue to grow; however, some of our operating expenses are fixed in the short term. Because of this, even a relatively small revenue shortfall may cause a period’s results to be below our expectations or projections. A revenue shortfall could arise from any number of factors, some of which we cannot control. For example, we may face:
•	changes in the government’s or private payers’ reimbursement policies for our products

•	inability to maintain regulatory approval of marketed products or manufacturing facilities

•	changes in our product pricing strategies

•	lower than expected demand for our products

•	inability to provide adequate supply of our products

•	changes in wholesaler buying patterns

•	increased competition from new or existing products

•	fluctuations in foreign currency exchange rates
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
     Our stock price, like that of other biotechnology companies, is highly volatile. For example, in the fifty-two weeks prior to July 22, 2005, the trading price of our common stock has ranged from a high of $83.10 per share to a low of $52.00 per share. Our stock price may be affected by a number of factors, such as:

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
Item 4. Controls and Procedures
     We maintain “disclosure controls and procedures”, as such term is defined under Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in Amgen’s Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to Amgen’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, Amgen’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and in reaching a reasonable level of assurance Amgen’s management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation under the supervision and with the participation of our management, including Amgen’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Amgen’s disclosure controls and procedures. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2005.
     Further, management determined that, as of June 30, 2005, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter then ended that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     Certain of our legal proceedings are reported in our Annual Report on Form 10-K for the year ended December 31, 2004, with material developments since that report described in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 and below. While it is impossible to predict accurately or to determine the eventual outcome of these matters, we do not believe any such proceedings currently pending will have a material adverse effect on our annual Consolidated Financial Statements, although an adverse resolution in any reporting period of one or more of the proceedings could have a material impact on the results of operations for that period.
     Israel Bio-Engineering Project Litigation
     The U.S. District Court for the Central District of California set a trial date for January 31, 2006.
     Average Wholesale Price Litigation
     City of New York v. Abbott, et. al. Amgen and Immunex were named in a Consolidated Complaint filed on June 15, 2005 in U.S. District Court for the District of Massachusetts. The consolidated complaint includes complaints filed by 31 New York counties in the Northern, Southern, Eastern and Western Districts of New York. These lawsuits broadly allege that Amgen and Immunex, together with many other pharmaceutical manufacturers, reported prices for certain products in a manner that allegedly inflated reimbursement under the Medicaid program. The complaints generally assert varying claims or fraud, and other causes of action under federal and state laws. The complaints seek an undetermined amount of damages, as well as other relief, including declaratory and injunctive relief. All of these cases are a part of the federal Multi-District proceeding captioned In Re: Pharmaceutical Industry Average Wholesale Price Litigation MDL. No. 1456 pending in the U.S. District Court for the District Court of Massachusetts.
     Columbia Litigation
     On July 13, 2005, Amgen and Columbia filed a Stipulation to Dismiss With Prejudice the actions filed by Amgen and by its affiliates.
Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities
     During the three months ended June 30, 2005, we had one outstanding stock repurchase program. The amount we spend and the number of shares repurchased varies based on a variety of factors including the stock price and blackout periods in which we are restricted from repurchasing shares. Repurchases under our stock repurchase program reflect, in part, our confidence in the long-term value of Amgen common stock. A summary of our repurchase activity for the three months ended June 30, 2005 is as follows:

			Total Number
			of Shares	Maximum $ Value
	Total Number	Average	Purchased as Part	that May Yet Be
	of Shares	Price Paid	of Publicly	Purchased Under the
	Purchased	per Share	Announced Programs	Programs
April 1- April 30	14,477	$57.42	—	$4,293,991,590
May 1 - May 31	12,125,267	61.91	12,113,400	3,543,924,735
June 1 - June 30	4,427	37.21	—	3,543,924,735

Total	12,144,171	$61.90	12,113,400

(1)	The difference between total number of shares purchased and the total number of shares purchased as part of publicly announced programs is due to repurchases of common stock from certain employees in connection with their exercise of stock options issued prior to June 23, 1998 as well as shares of common stock withheld by us for the payment of taxes upon vesting of certain employees’ restricted stock.
Item 4. Submission of Matters to a Vote of Security Holders
(a)	The Company held its Annual Meeting of Stockholders on May 11, 2005.

(b)	Omitted pursuant to Instruction 3 to Item 4 of Form 10-Q.

(c)	The three items voted upon at the meeting were: (i) to elect three directors to a three year term of office expiring at the 2008 Annual Meeting of Stockholders (“Item One”); (ii) to ratify the selection of Ernst & Young LLP as the independent registered public accounting firm for the Company for the year ending December 31, 2005 (“Item Two”); and (iii) the Stockholder Proposals (“Item Three”): (A) Stockholder Proposal #1 relating to in vitro testing, (B) Stockholder Proposal #2 relating to executive compensation and (C) Stockholder Proposal # 3 relating to stock retention by senior executives.
The voting was as follows:

		Against
		("Withheld" for
		purposes of Item		Broker
	In Favor	One)	Abstain	Non-Votes
Item One
Dr. David Baltimore	1,001,399,763	93,386,532	0	0
Ms. Judith C. Pelham	1,050,447,669	44,338,626	0	0
Mr. Kevin W. Sharer	1,042,130,141	52,656,154	0	0
Item Two	1,065,592,524	19,991,085	9,104,584	0
Item Three
Stockholder Proposal #1	19,621,198	733,707,612	103,620,890	237,836,595
Stockholder Proposal #2	68,119,703	773,527,507	15,139,006	238,000,079
Stockholder Proposal #3	306,449,418	522,443,387	28,514,203	237,379,287
All nominees to the Board of Directors were declared to have been elected as directors to hold office until the 2008 Annual Meeting of Stockholders. Item Two was declared to have been approved. Stockholder Proposals #s 1, 2 and 3 were declared to have not been approved.
(d)	Not applicable.
Item 5. Other Items
     The Company’s 2006 Annual Meeting of Stockholders will be held May 10, 2006.

Item 6. Exhibits
(a)	Reference is made to the Index to Exhibits included herein.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Amgen Inc. (Registrant)
Date: August 5, 2005	By:	/s/ Richard D. Nanula
Richard D. Nanula
Executive Vice President and Chief Financial Officer

AMGEN INC.
INDEX TO EXHIBITS

Exhibit No.	Description
3.1	Restated Certificate of Incorporation as amended. (9)

3.2	Certificate of Amendment of Restated Certificate of Incorporation. (19)

3.3*	Amended and Restated Bylaws of Amgen Inc. (as amended and restated May 11, 2005).

3.4	Certificate of Designations of Series A Junior Participating Preferred Stock. (22)

4.1	Indenture dated January 1, 1992 between the Company and Citibank N.A., as trustee. (3)

4.2	6.50% Notes Due December 1, 2007. (11)

4.3	First Supplemental Indenture, dated February 26, 1997, to Indenture, dated January 1, 1992, between the Company and Citibank N.A., as trustee. (6)

4.4	Officer’s Certificate pursuant to Sections 2.1 and 2.3 of the Indenture, dated as of January 1, 1992, as supplemented by the First Supplemental Indenture, dated as of February 26, 1997, each between Amgen Inc. and Citibank, N.A., as Trustee, establishing a series of securities entitled “6.50% Notes Due December 1, 2007” (11)

4.5	8-1/8% Debentures due April 1, 2097. (8)

4.6	Officer’s Certificate pursuant to Sections 2.1 and 2.3 of the Indenture, dated as of January 1, 1992, as supplemented by the First Supplemental Indenture, dated as of February 26, 1997, each between the Company and Citibank, N.A., as Trustee, establishing a series of securities entitled “8 1/8% Debentures due April 1, 2097.” (8)

4.7	Form of Liquid Yield Option™ Note due 2032. (29)

4.8	Indenture, dated as of March 1, 2002, between Amgen Inc. and LaSalle Bank National Association. (29)

4.9	Supplemental Indenture, dated as of March 2, 2005, between Amgen Inc. and LaSalle Bank National Association. (48)

4.10	Registration Rights Agreement, dated as of March 1, 2002, between Amgen Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated. (29)

4.11	Indenture, dated as of August 4, 2003, between the Company and JP Morgan Chase Bank, N.A., as trustee. (39)

4.12	Form of 4.00% Senior Note due 2009. (45)

4.13	Form of 4.85% Senior Notes due 2014. (45)

4.14	Officers Certificate of Amgen Inc. dated November 18, 2004, including forms of the Company’s 4.00% Senior Notes due 2009 and 4.85% Senior Notes due 2014. (45)

4.15	Registration Rights Agreement, dated as of November 18, 2004, among Amgen Inc. and Morgan Stanley & Co. and Merrill Lynch, Pierce, Fenner & Smith Incorporated as representatives of the several initial purchasers. (45)

4.16	Form of Zero Coupon Convertible Note due 2032 (54)

4.17	Indenture, dated as of May 6, 2005, between Amgen Inc. and LaSalle Bank National Association. (54)

10.1+	Corporate Commercial Paper — Master Note between and among Amgen Inc., as Issuer, Cede & Co., as nominee of The Depository Trust Company and Citibank, N.A. as Paying Agent. (12)

10.2+	Form of stock certificate for the common stock, par value $.0001 of the Company. (9)

10.3+	Amended and Restated 1991 Equity Incentive Plan (as of March 7, 2005). (49)

10.4+	Forms of Stock Option Grant Agreements and Restricted Stock Unit Agreements for the Amended and Restated 1991 Equity Incentive Plan (Amended and Restated effective March 7, 2005). (49)

Exhibit No.	Description
10.5+	Amgen Inc. Director Equity Incentive Program (Amended and Restated effective December 6, 2004). (46)

10.6+	Form of Restricted Stock Unit Agreement pursuant to the Director Equity Incentive Plan. (40)

10.7+	Amgen Inc. Amended and Restated 1997 Equity Incentive Plan (as of March 7, 2005). (49)

10.8+	Forms of Stock Option Grant Agreements and Restricted Stock Unit Agreements for the 1997 Equity Incentive Plan (Amended and Restated effective March 7, 2005). (49)

10.9+	Amended and Restated 1999 Equity Incentive Plan (as of March 7, 2005). (49)

10.10+	Forms of Stock Option Grant Agreements for 1999 Equity Incentive Plan (Amended and Restated March 7, 2005). (49)

10.12+	Amended and Restated Employee Stock Purchase Plan of Amgen Inc. (19)

10.13+	First Amendment, effective July 12, 2005, to the Amended and Restated Employee Stock Purchase Plan of Amgen Inc. (55)

10.14+	Retirement and Savings Plan of Amgen Inc. (As amended and restated effective January 1, 2003). (40)

10.15+	First Amendment, effective January 1, 2004, and Second Amendment, effective June 1, 2004, to the Amgen Retirement and Savings Plan. (50)

10.16+	Third Amendment, effective January 1, 2005, to the Amgen Retirement and Savings Plan (As Amended and Restated effective as of January 1, 2003). (44)

10.17+	Fourth Amendment, effective January 1, 2004, to the Amgen Retirement and Savings Plan (As Amended and Restated effective as of January 1, 2003). (46)

10.18+	Amgen Inc. Supplemental Retirement Plan (As Amended and Restated effective as of January 1, 2005). (44)

10.19+	Amgen Inc. Change of Control Severance Plan effective as of October 20, 1998. (14)

10.20+	First Amendment to Amgen Inc. Change of Control Severance Plan. (19)

10.21+	Second Amendment to the Amgen Inc. Change of Control Severance Plan. (25)

10.22+	Third Amendment to the Amgen Inc. Change of Control Severance Plan. (50)

10.23+	Fourth Amendment to the Amgen Inc. Change of Control Severance Plan. (50)

10.24+	Fifth Amendment to the Amgen Inc. Change of Control Severance Plan. (46)

10.25+	Amgen Inc. Executive Incentive Plan. (30)

10.26+	First Amendment to the Amgen Inc. Executive Incentive Plan. (46)

10.27+	Amgen Inc. Executive Nonqualified Retirement Plan, effective January 1, 2001. (28)

10.28+	Amgen Nonqualified Deferred Compensation Plan (As Amended and Restated effective January 1, 2005). (44)

10.29+	Amended and Restated Amgen Inc. Performance Award Program (Amended and Restated effective March 7, 2005). (49)

10.30+	Form of Performance Unit Agreement (Amended and Restated effective March 7, 2005). (49)

10.31+	Amended and Restated 1987 Directors’ Stock Option Plan of Amgen Inc. (7)

10.32+	2002 Special Severance Pay Plan for Amgen Employees. (35)

10.33+	Agreement between Amgen Inc. and Mr. George J. Morrow, dated March 3, 2001. (23)

10.34+	Promissory Note of Mr. George J. Morrow, dated March 11, 2001. (23)

10.35+	Agreement between Amgen Inc. and Dr. Roger M. Perlmutter, M.D., Ph.D., dated March 5, 2001. (23)

10.36+	Promissory Note of Dr. Roger M. Perlmutter, dated June 29, 2001. (24)

10.37+	Agreement between Amgen Inc. and Mr. Brian McNamee, dated May 5, 2001. (24)

10.38+	Promissory Note of Mr. Brian McNamee, dated May 30, 2001. (25)

10.39+	Restricted Stock Purchase Agreement between Amgen Inc. and Brian M. McNamee, dated March 3, 2003. (38)

Exhibit No.	Description
10.40+	Agreement between Amgen Inc. and Mr. Richard Nanula, dated May 15, 2001. (24)

10.41+	Promissory Note of Mr. Richard Nanula, dated June 27, 2001. (24)

10.42+	Restricted Stock Purchase Agreement between Amgen Inc. and Mr. Richard Nanula, dated May 16, 2001. (25)

10.43+	Promissory Note of Dr. Hassan Dayem, dated July 10, 2002. (35)

10.44+	Amended and Restated Agreement between Amgen Inc. and David J. Scott, dated February 16, 2004. (40)

10.45	Product License Agreement, dated September 30, 1985, and Technology License Agreement, dated, September 30, 1985 between Amgen Inc. and Ortho Pharmaceutical Corporation. (19)

10.46	Shareholder’s Agreement of Kirin-Amgen, Inc., dated May 11, 1984, between the Company and Kirin Brewery Company, Limited. (22)

10.47	Amendment Nos. 1, 2, and 3, dated March 19, 1985, July 29, 1985 and December 19, 1985, respectively, to the Shareholder’s Agreement of Kirin-Amgen, Inc., dated May 11, 1984. (19)

10.48	Amendment Nos. 4, 5, 6, 7, 8, 9, 10 and 11 dated October 16, 1986 (effective July 1, 1986), December 6, 1986 (effective July 1, 1986), May 11, 1984, July 17, 1987 (effective April 1, 1987), May 28, 1993 (effective November 13, 1990), December 9, 1994 (effective June 14, 1994), March 1, 1996 and March 20, 2000 respectively, to the Shareholders Agreement of Kirin-Amgen, Inc. dated May 11, 1984. (22)

10.49*	Amendment No. 12 dated January 31, 2001 to the Shareholders Agreement of Kirin-Amgen, Inc. dated May 11, 1984.

10.50	Product License Agreement, dated September 30, 1985, and Technology License Agreement, dated September 30, 1985 between Kirin-Amgen, Inc. and Ortho Pharmaceutical Corporation. (19)

10.51	Research, Development Technology Disclosure and License Agreement PPO, dated January 20, 1986, by and between Amgen Inc. and Kirin Brewery Co., Ltd. (1)

10.52	Amendment, dated June 30, 1988, to Research, Development, Technology Disclosure and License Agreement: GM-CSF dated March 31, 1987, between Kirin Brewery Company, Limited and Amgen Inc. (2)

10.53	Assignment and License Agreement, dated October 16, 1986, between Amgen Inc. and Kirin-Amgen, Inc. (22)

10.54	G-CSF United States License Agreement dated June 1, 1987 (effective July 1, 1986), Amendment No. 1 dated October 20, 1988 and Amendment No. 2 dated October 17, 1991 (effective November 13, 1990) between Kirin-Amgen, Inc. and Amgen Inc. (22)

10.55	G-CSF European License Agreement, dated December 30, 1986, Amendment No. 1 dated June 1, 1987, Amendment No. 2 dated March 15, 1998, Amendment No. 3 dated October 20, 1988, and Amendment No. 4 dated December 29, 1989 between Kirin-Amgen, Inc. and Amgen Inc. (22)

10.56	Partnership Purchase Agreement, dated March 12, 1993, between Amgen Inc., Amgen Clinical Partners, L.P., Amgen Development Corporation, the Class A limited partners and the Class B limited partner. (4)

10.57	ENBREL(R) Supply Agreement among Immunex Corporation, American Home Products Corporation and Boehringer Ingelheim Pharma KG, dated as of November 5, 1998 (with certain confidential information deleted therefrom). (15)

10.58	Amendment No. 1 to the ENBREL(R) Supply Agreement among Immunex Corporation, American Home Products Corporation and Boehringer Ingelheim Pharma KG, dated June 27, 2000 (with certain confidential information deleted therefrom). (33)

Exhibit No.	Description
10.59	Amendment No. 2 to the ENBREL(R) Supply Agreement among Immunex Corporation, American Home Products Corporation and Boehringer Ingelheim Pharma KG, dated June 3, 2002 (with certain confidential information deleted therefrom). (35)

10.60	Amendment No. 3 to the ENBREL(R) Supply Agreement among Immunex Corporation, American Home Products Corporation and Boehringer Ingelheim Pharma KG, dated December 18, 2002 (with certain confidential information deleted therefrom). (37)

10.61*	Amendment No. 4 to the ENBREL(R) Supply Agreement among Immunex Corporation, American Home Products Corporation and Boehringer Ingelheim Pharma KG, dated May 21, 2004.

10.62	Agreement Regarding Governance and Commercial Matters by and among Wyeth (formerly American Home Products Corporation), American Cyanamid Company and Amgen Inc. dated December 16, 2001 (with certain confidential information deleted therefrom). (30)

10.63	Asset Purchase Agreement, dated May 2, 2002, by and between Immunex Corporation and Schering Aktiengesellschaft (with certain confidential information deleted therefrom). (35)

10.64	Amendment No. 1 dated as of September 25, 2002 and Amendment No. 2 dated as of July 17, 2002to the Asset Purchase Agreement dated as of September 25, 2002, by and between Immunex Corporation and Schering Aktiengesellschaft. (35)

10.65	Amended and Restated Promotion Agreement By and Among Wyeth, Amgen Inc. and Immunex Corporation entered into as of December 16, 2001 (with certain confidential information deleted therefrom). (30)

10.66 W	Description of Amendment No. 1 to Amended and Restated Promotion Agreement By and Among yeth, Amgen Inc. and Immunex Corporation, effective as of July 8, 2003 (with certain confidential information deleted therefrom). (40)

10.67	Description of Amendment No. 2 to Amended and Restated Promotion Agreement By and Among Wyeth, Amgen Inc. and Immunex Corporation, effective as of April 20, 2004. (42)

10.68	Description of Amendment No. 3 To Amended and Restated Promotion Agreement By and Among Wyeth, Amgen Inc. and Immunex Corporation, effective as of January 1, 2005, (with certain confidential information deleted therefrom). (53)

10.69	Amgen Inc. Credit Agreement, dated as of July 16, 2004, among Amgen Inc. the Banks therein named, Citibank N.A., as Issuing Bank, Citicorp USA, Inc., as Administrative Agent and Barclays Bank PLC, as Syndication Agent. (43)

10.70	Purchase Agreement, dated as of November 15, 2004, among Amgen Inc. and Morgan Stanley & Co. and Merrill Lynch, Pierce, Fenner & Smith Incorporated as representatives of the several initial purchasers. (45)

31*	Rule 13a-14(a) Certifications.

32**	Section 1350 Certifications.

(*	= filed herewith)

(**	= furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended)

(+	= management contract or compensatory plan or arrangement.)

(1)	Filed as an exhibit to Amendment No. 1 to Form S-1 Registration Statement (Registration No. 33-3069) on March 11, 1986 and incorporated herein by reference.

(2)	Filed as an exhibit to Form 8 amending the Quarterly Report on Form 10-Q for the quarter ended June 30, 1988 on August 25, 1988 and incorporated herein by reference.
(3)	Filed as an exhibit to Form S-3 Registration Statement dated December 19, 1991 and incorporated herein by reference.
(4)	Filed as an exhibit to the Form 8-A dated March 31, 1993 and incorporated herein by reference.
(5)	Filed as an exhibit to the Form 10-Q for the quarter ended September 30, 1996 on November 5, 1996 and incorporated herein by reference.
(6)	Filed as an exhibit to the Form 8-K Current Report dated March 14, 1997 on March 14, 1997 and incorporated herein by reference.
(7)	Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1996 on March 24, 1997 and incorporated herein by reference.
(8)	Filed as an exhibit to the Form 8-K Current Report dated April 8, 1997 on April 8, 1997 and incorporated herein by reference.
(9)	Filed as an exhibit to the Form 10-Q for the quarter ended March 31, 1997 on May 13, 1997 and incorporated herein by reference.
(10)	Filed as an exhibit to the Form 10-Q for the quarter ended June 30, 1997 on August 12, 1997 and incorporated herein by reference.
(11)	Filed as an exhibit to the Form 8-K Current Report dated and filed on December 5, 1997 and incorporated herein by reference.
(12)	Filed as an exhibit to the Form 10-Q for the quarter ended March 31, 1998 on May 13, 1998 and incorporated herein by reference.
(13)	Filed as an exhibit to the Form 10-Q for the quarter ended June 30, 1998 on August 14, 1998 and incorporated herein by reference.
(14)	Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1998 on March 16, 1999 and incorporated herein by reference.
(15)	Filed as an exhibit to the Annual Report on Form 10-K of Immunex Corporation for the year ended December 31, 1998.
(16)	Filed as an exhibit to the Form S-8 dated March 17, 1999 and incorporated herein by reference.
(17)	Filed as an exhibit to the Form 10-Q for the quarter ended June 30, 1999 on August 3, 1999 and incorporated herein by reference.
(18)	Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1999 on March 7, 2000 and incorporated herein by reference.
(19)	Filed as an exhibit to the Form 10-Q for the quarter ended June 30, 2000 on August 1, 2000 and incorporated herein by reference.
(20)	Filed as an exhibit to the Form 10-Q for the quarter ended September 30, 2000 on November 14, 2000 and incorporated herein by reference.
(21)	Filed as an exhibit to the Form 8-K Current Report dated December 13, 2000 on December 18, 2000 and incorporated herein by reference.
(22)	Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2000 on March 7, 2001 and incorporated herein by reference.
(23)	Filed as an exhibit to the Form 10-Q for the quarter ended March 31, 2001 on May 14, 2001 and incorporated herein by reference.
(24)	Filed as an exhibit to the Form 10-Q for the quarter ended June 30, 2001 on July 27, 2001 and incorporated herein by reference.
(25)	Filed as an exhibit to the Form 10-Q for the quarter ended September 30, 2001 on October 26, 2001 and incorporated herein by reference.
(26)	Filed as an exhibit to the Form 8-K Current Report dated December 16, 2001 on December 17, 2001 and incorporated herein by reference.
(27)	Filed as an exhibit to the Form S-4 Registration Statement dated January 31, 2002 and incorporated herein by reference.

(28)	Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2001 on February 26, 2002 and incorporated herein by reference.
(29)	Filed as an exhibit to the Form 8-K Current Report dated February 21, 2002 on March 1, 2002 and incorporated herein by reference.
(30)	Filed as an exhibit to Amendment No. 1 to the Form S-4 Registration Statement dated March 22, 2002 and incorporated herein by reference.
(31)	Filed as an exhibit to the Form 10-Q for the quarter ended March 31, 2002 on April 29, 2002 and incorporated herein by reference.
(32)	Filed as an exhibit to the Post-effective Amendment No. 1 to the Form S-4 Registration Statement dated July 15, 2002 and incorporated herein by reference.
(33)	Filed as an exhibit to Form 8-K Current Report of Immunex Corporation dated April 12, 2002 on May 7, 2002 and incorporated herein by reference.
(34)	Filed as an exhibit to the Form 10-Q of Immunex Corporation for the quarter ended June 30, 2000.
(35)	Filed as an exhibit to the Form 10-Q for the quarter ended June 30, 2002 on August 13, 2002 and incorporated herein by reference.
(36)	Filed as an exhibit to the Form 10-Q for the quarter ended September 30, 2002 on November 5, 2002 and incorporated herein by reference.
(37)	Filed as an exhibit to the Form 10-K for the year ended December 31, 2002 on March 10, 2003 and incorporated herein by reference.
(38)	Filed as an exhibit to the Form 10-Q for the quarter ended June 30, 2003 on July 30, 2003 and incorporated herein by reference.
(39)	Filed as an exhibit to Form S-3 Registration Statement dated August 4, 2003 and incorporated herein by reference.
(40)	Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2003 on March 11, 2004 and incorporated herein by reference.
(41)	Filed as an exhibit to the Form S-4 dated April 26, 2004 and incorporated herein by reference.
(42)	Filed as an exhibit to the Form S-4/A dated June 29, 2004 and incorporated herein by reference.
(43)	Filed as an exhibit to the Form 10-Q for the quarter ended June 30, 2004 on August 6, 2004 and incorporated herein by reference.
(44)	Filed as an exhibit to the Form 8-K Current Report dated October 5, 2004 on October 12, 2004 and incorporated herein by reference.
(45)	Filed as an exhibit to Form 8-K dated November 15, 2004 and incorporated herein by reference.

(46)	Filed as an exhibit to Form 8-K dated December 6, 2004 and incorporated herein by reference.

(47)	Filed as an exhibit to Form S-8 dated August 16, 2004 and incorporated herein by reference.

(48)	Filed as an exhibit to Form 8-K dated March 2, 2005 and incorporated herein by reference.

(49)	Filed as an exhibit to Form 8-K dated March 7, 2005 and incorporated herein by reference.
(50)	Filed as an exhibit to Form 10-K for the year ended December 31, 2004 on March 9, 2005 and incorporated herein by reference.
(51)	Filed as an exhibit to Form S-4 dated March 14, 2005 and incorporated by reference.
(52)	Filed as an exhibit to Form S-4 dated April 5, 2005 and incorporated by reference.
(53)	Filed as an exhibit to Form 10-Q for the quarter ended March 31, 2005 on May 4, 2005 and incorporated herein by reference.
(54)	Filed as an exhibit to Form 8-K dated May 5, 2005 and incorporated herein by reference.
(55)	Filed as an exhibit to Form 8-K dated July 11, 2005 and incorporated herein by reference.