Form 10-Q
period 2005-09-30
AMGEN INC
filed 2005-11-09
CIK 318154

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of October 14, 2005, the registrant had 1,234,319,868 shares of common stock, $0.0001 par value, outstanding.

AMGEN INC.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
     The information in this report for the three and nine months ended September 30, 2005 and 2004 is unaudited but includes all adjustments (consisting only of normal recurring accruals, unless otherwise indicated) which Amgen Inc., including its subsidiaries (“Amgen”), considers necessary for a fair presentation of the results of operations for those periods.
     The Condensed Consolidated Financial Statements should be read in conjunction with our Consolidated Financial Statements and the notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2004.
     Interim results are not necessarily indicative of results for the full fiscal year.

AMGEN INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenues:
Product sales	$3,047	$2,560	$8,854	$7,199
Other revenues	107	153	305	442

Total revenues	3,154	2,713	9,159	7,641

Operating expenses:
Cost of sales (excludes amortization of acquired intangible assets presented below)	552	447	1,571	1,255
Research and development	562	502	1,653	1,411
Write-off of acquired in-process research and development	—	554	—	554
Selling, general and administrative	656	632	1,879	1,740
Amortization of acquired intangible assets	86	84	260	252
Legal settlements	—	—	49	—

Total operating expenses	1,856	2,219	5,412	5,212

Operating income	1,298	494	3,747	2,429

Interest and other income, net	14	15	10	46

Income before income taxes	1,312	509	3,757	2,475

Provision for income taxes	345	273	907	801

Net income	$967	$236	$2,850	$1,674

Earnings per share:
Basic	$0.78	$0.19	$2.30	$1.32
Diluted	$0.77	$0.18	$2.26	$1.28

Shares used in calculation of earnings per share:
Basic	1,233	1,272	1,238	1,273
Diluted	1,249	1,320	1,263	1,323

See accompanying notes.

AMGEN INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share data)
(Unaudited)

	September 30,	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$2,151	$1,526
Marketable securities	3,400	4,282
Trade receivables, net	1,664	1,461
Inventories	1,059	888
Other current assets	919	1,013

Total current assets	9,193	9,170

Property, plant, and equipment, net	4,894	4,712
Intangible assets, net	3,779	4,033
Goodwill	10,496	10,525
Other assets	770	781

	$29,132	$29,221

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$497	$507
Accrued liabilities	2,855	2,477
Convertible notes	1,754	1,173

Total current liabilities	5,106	4,157

Deferred tax liabilities	1,180	1,294
Convertible notes	—	1,739
Other long-term debt	2,198	2,198
Other non-current liabilities	118	128

Contingencies

Stockholders’ equity:
Preferred stock; $0.0001 par value; 5 shares authorized; none issued or outstanding	—	—
Common stock and additional paid-in capital; $0.0001 par value; 2,750 shares authorized; outstanding - 1,234 shares in 2005 and 1,260 shares in 2004	23,233	22,078
Accumulated deficit	(2,720)	(2,376)
Accumulated other comprehensive income	17	3

Total stockholders’ equity	20,530	19,705

	$29,132	$29,221

See accompanying notes.

AMGEN INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended
	September 30,
	2005	2004
Cash flows from operating activities:
Net income	$2,850	$1,674
Write-off of acquired in-process research and development	—	554
Depreciation and amortization	623	541
Tax benefits related to employee stock options	247	138
Other items, net	3	184
Cash provided by (used in) changes in operating assets and liabilities:
Trade receivables, net	(203)	(405)
Inventories	(171)	(3)
Other assets	2	(64)
Accounts payable	(10)	9
Accrued income taxes	194	(329)
Other accrued liabilities	247	288

Net cash provided by operating activities	3,782	2,587

Cash flows from investing activities:
Purchases of property, plant, and equipment	(602)	(1,040)
Proceeds from maturities of marketable securities	16,048	167
Proceeds from sales of marketable securities	17,077	5,625
Purchases of marketable securities	(32,246)	(4,410)
Other	26	(28)

Net cash provided by investing activities	303	314

Cash flows from financing activities:
Repurchases of common stock	(3,194)	(3,048)
Repayment of Convertible Notes	(1,175)	—
Net proceeds from issuance of common stock upon the exercise of employee stock options and in connection with an employee stock purchase plan	924	302
Other	(15)	(6)

Net cash used in financing activities	(3,460)	(2,752)

Increase in cash and cash equivalents	625	149

Cash and cash equivalents at beginning of period	1,526	837

Cash and cash equivalents at end of period	$2,151	$986

See accompanying notes.

AMGEN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005
1. Summary of significant accounting policies
  Business
     Amgen Inc., including its subsidiaries, (“Amgen”) is a global biotechnology company that discovers, develops, manufactures, and markets human therapeutics based on advances in cellular and molecular biology.
  Basis of presentation
     The financial information for the three and nine months ended September 30, 2005 and 2004 is unaudited but includes all adjustments (consisting only of normal recurring accruals, unless otherwise indicated), which we consider necessary for a fair presentation of the results of operations for these periods. Interim results are not necessarily indicative of results for the full fiscal year.
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
  Inventories
     Inventories are stated at the lower of cost or market. Cost is determined in a manner, which approximates the first-in, first-out (FIFO) method. Inventories consisted of the following (in millions):

	September 30,	December 31,
	2005	2004
Raw materials	$147	$117
Work in process	654	565
Finished goods	258	206

	$1,059	$888

AMGEN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
  Intangible assets and goodwill
     Intangible assets are recorded at cost, less accumulated amortization. Amortization of intangible assets is provided over their estimated useful lives ranging from 5 to 15 years on a straight-line basis (weighted-average amortization period of 14.4 years at September 30, 2005). As of September 30, 2005 and December 31, 2004, accumulated amortization of intangible assets amounted to $1,115 million and $834 million, respectively. Intangible assets primarily consist of acquired product technology rights of $3,560 million, net of accumulated amortization of $1,056 million, which relate to the identifiable intangible assets acquired in connection with the Immunex Corporation (“Immunex”) acquisition in July 2002. Amortization of acquired product technology rights is included in “Amortization of acquired intangible assets” in the accompanying Condensed Consolidated Statements of Operations. We review our intangible assets for impairment periodically and whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.
     Goodwill principally relates to the acquisition of Immunex. The decrease in goodwill from the prior year is due primarily to tax benefits realized upon exercise of Immunex related stock options during the nine months ended September 30, 2005. We perform an impairment test annually and whenever events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable.
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

AMGEN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
     The following table sets forth the computation for basic and diluted EPS (in millions, except per share information):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Income (Numerator):
Net income for basic EPS	$967	$236	$2,850	$1,674
Adjustment for interest expense on Convertible Notes, net of tax	—	5	6	16

Net income for diluted EPS, after assumed conversion	$967	$241	$2,856	$1,690

Shares (Denominator):
Weighted-average shares for basic EPS	1,233	1,272	1,238	1,273
Effect of Dilutive Securities	15	13	12	15
Effect of Convertible Notes, after assumed conversion	1	35	13	35

Weighted-average shares for diluted EPS	1,249	1,320	1,263	1,323

Basic earnings per share	$0.78	$0.19	$2.30	$1.32
Diluted earnings per share	$0.77	$0.18	$2.26	$1.28
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

AMGEN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
     The following table illustrates the effect on net income and EPS if we had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”, as amended (in millions, except per share information):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income	$967	$236	$2,850	$1,674
Stock-based compensation, net of tax	(46)	(67)	(183)	(225)

Pro forma net income	$921	$169	$2,667	$1,449

Earnings per share:
Basic	$0.78	$0.19	$2.30	$1.32
Impact of stock option expense	(0.03)	(0.06)	(0.15)	(0.18)

Basic — pro forma	$0.75	$0.13	$2.15	$1.14

Diluted	$0.77	$0.18	$2.26	$1.28
Impact of stock option expense	(0.03)	(0.05)	(0.14)	(0.17)

Diluted pro forma	$0.74	$0.13	$2.12	$1.11

     The weighted-average fair value of common stock and stock options on the date of grant, and the weighted-average assumptions used to estimate the fair value of the stock options using the Black-Scholes option valuation model, were as follows for the three months ended September 30:

	2005	2004
Weighted average fair value of common stock	$78.84	$56.32
Weighted average fair value of stock options granted	$22.04	$22.21
Risk-free interest rate	4.2%	3.1%
Expected life (in years)	4.9	4.8
Expected volatility	22.0%	41.0%
Expected dividend yield	0%	0%
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

AMGEN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
annual expense in 2006 is dependent on a number of factors including the number of stock options granted, our common stock price and related expected volatility, and other inputs utilized in estimating the fair value of the stock options at the time of grant.
2. Related party transactions
     We own a 50% interest in Kirin-Amgen, Inc. (“KA”), a corporation formed in 1984 with Kirin Brewery Company, Limited (“Kirin”) for the development and commercialization of certain products based on advanced biotechnology. We account for our interest in KA under the equity method and include our share of KA’s profits or losses in “Selling, general and administrative” in the Condensed Consolidated Statements of Operations. During the three and nine months ended September 30, 2005, our share of KA’s profits were $13 million and $43 million, respectively. During the three and nine months ended September 30, 2004 our share of KA’s profits were $3 million and $8 million, respectively. KA’s revenues consist of royalty income related to its licensed technology rights. All of our rights to manufacture and market certain products including erythropoietin, granulocyte colony-stimulating factor (“G-CSF”), darbepoetin alfa, and pegfilgrastim are pursuant to exclusive licenses from KA. We currently market erythropoietin, G-CSF, darbepoetin alfa, and pegfilgrastim under the brand names EPOGEN®, NEUPOGEN®, Aranesp®, and Neulasta®, respectively. KA receives royalty income from us, as well as Kirin, Johnson & Johnson, F. Hoffmann-La Roche Ltd, and others under separate product license agreements for certain geographic areas outside of the United States. During the three and nine months ended September 30, 2005, KA earned royalties from us of $72 million and $215 million, respectively. During the three and nine months ended September 30, 2004, KA earned royalties from us of $78 million and $201 million, respectively. These amounts are included in “Cost of sales (excludes amortization of acquired intangible assets)” in the Condensed Consolidated Statements of Operations.
     KA’s expenses primarily consist of costs related to research and development activities conducted on its behalf by Amgen and Kirin. KA pays Amgen and Kirin for such services at negotiated rates. During the three and nine months ended September 30, 2005, we earned revenues from KA of $34 million and $81 million, respectively, for certain research and development activities performed on KA’s behalf. During the three and nine months ended September 30, 2004, we earned revenues from KA of $53 million and $145 million, respectively. These amounts are included in “Other revenues” in the accompanying Condensed Consolidated Statements of Operations.
3. Income taxes
     The tax rates for the three and nine months ended September 30, 2005 are different from the statutory rate primarily as a result of indefinitely reinvested earnings of our foreign operations. We do not provide for U.S. income taxes on undistributed earnings of our controlled foreign corporations that are intended to be reinvested indefinitely outside the United States.
     On October 22, 2004, the President of the United States signed the American Jobs Creation Act of 2004 (the “Jobs Act”). The Jobs Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. The deduction is subject to a number of

AMGEN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
limitations. We are still evaluating the repatriation provisions of the Jobs Act and the related guidance that has been issued by the Internal Revenue Service (“IRS”), and our 2005 third quarter results of operations do not reflect any impact relating to such repatriation provisions. Based on our preliminary analysis to date, we are limited under the Jobs Act to repatriate up to $500 million in foreign profits, and we estimate the tax liability to be approximately $30 to $40 million if we repatriate the full $500 million. We expect to complete our evaluation during the fourth quarter of 2005.
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
4. Financing arrangements
     On March 2, 2005, as a result of certain holders of the outstanding 30-year, zero-coupon senior convertible notes (the “Convertible Notes”) exercising their March 1, 2005 put option, we repurchased $1.59 billion aggregate principal amount of Convertible Notes for their then-accreted value of $1,175 million in cash, representing approximately 40% of our then outstanding Convertible Notes. Upon the repurchase of such Convertible Notes, a pro rata portion, $20 million, of the related debt issuance costs were immediately charged to interest expense in the three months ended March 31, 2005. Also on March 2, 2005, we made an aggregate cash payment of $22 million to the holders of the Convertible Notes who did not exercise the put option and continued to hold Convertible Notes subsequent to March 1, 2005. This payment is approximately equal to 1.25% of the then-accreted value of each Convertible Note. Concurrently, we amended the terms of the Convertible Notes to add an additional put date in order to permit the remaining holders, at their option, to cause us to repurchase the Convertible Notes on March 1, 2006 at the then-accreted value.
     On May 6, 2005, we exchanged new zero-coupon senior convertible notes (the “Modified Convertible Notes”) and a cash payment of approximately $6 million for approximately 95% of the remaining Convertible Notes then outstanding. In August 2005, we exchanged substantially all of the remaining Convertible Notes. The significant terms of the Modified Convertible Notes are the same as the Convertible Notes except as follows:
•	While the Convertible Notes are convertible into common stock at any time, the Modified Convertible Notes can only be converted if: 1) the closing price of common stock exceeds the conversion price per share during a defined period at the end of the previous calendar quarter, 2) we call the Modified Convertible Notes for redemption, or 3) we make certain

AMGEN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
significant distributions to common stockholders or enter into specified types of corporate transactions.

•	If converted, the Convertible Notes will be settled for a specified number of shares of common stock. The conversion of the Modified Convertible Notes will be settled for a “conversion value” equal to the product of the conversion rate (8.8601 shares of Amgen common stock per note as of September 30, 2005) multiplied by the average closing price of our common stock during a specified period following the conversion date. The conversion value is paid in: 1) cash equal to the lesser of the accreted value of the Modified Convertible Notes at the conversion date or the conversion value, and 2) shares of common stock, if any, to the extent the conversion value exceeds the accreted value.

•	The conversion rate of the Convertible Notes will be adjusted to the extent we pay cash dividends equal to, or in excess of, a specified amount in any 12-month period. The conversion rate of the Modified Convertible Notes will be adjusted for any cash dividend paid by an amount equal to the dividend divided by the average closing price of common stock during a specified period immediately prior to the ex-dividend date.

•	If holders of the Convertible Notes exercise their option to require us to purchase all, or a portion of, their notes, we have the right to pay the accreted value in cash and/or shares of common stock. If holders of the Modified Convertible Notes exercise their option, we must pay the accreted value solely in cash.

•	If certain conditions are met, we are required to pay contingent interest on the Convertible Notes equal to the greater of: 1) cash dividends per share paid multiplied by the conversion rate or 2) a specified percentage of the market price of the Convertible Notes, as defined. Contingent interest on the Modified Convertible Notes must be paid if these same conditions are met but in an amount equal to a specified percentage of the market price of the Modified Convertible Notes, as defined, without regard to the amount of cash dividends paid, if any.
     The changes to the Convertible Notes outstanding as a result of the May and August 2005 exchanges combined with those made in March 2005 are being accounted for as a debt modification. Accordingly, all cash paid to the holders of the Modified Convertible Notes and Convertible Notes (collectively referred to as “convertible notes”) is being amortized to interest expense over the life of the convertible notes using the effective interest method, and the costs incurred to modify the terms of the convertible notes were expensed as incurred.
     At September 30, 2005, we had convertible notes outstanding with the following accreted values (in millions):

Modified Convertible Notes	$1,734
Convertible Notes	20

Total convertible notes	$1,754

AMGEN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
     These convertible notes had an aggregate face amount of $2.36 billion and yield to maturity of 1.125%. The original issue discount is being accreted to the balance of the convertible notes and recognized as interest expense over the life of the convertible notes using the effective interest method. The holders of the convertible notes may require us to purchase all or a portion of their notes on various dates, the earliest of which is March 1, 2006, at a price equal to the original issuance price plus the accrued original issue discount to the purchase dates. Accordingly, the convertible notes were classified as current in the accompanying Condensed Consolidated Balance Sheet as of September 30, 2005.
5. Stockholders’ equity
   Stock repurchase program
     A summary of our stock repurchase activity for the nine months ended September 30, 2005 and 2004 is as follows (in millions):

	2005		2004
	Shares	Dollars	Shares	Dollars
First quarter	26.8	$1,675	10.1	$650
Second quarter	12.1	750	17.5	1,000
Third quarter	9.5	769	24.0	1,398

Total	48.4	$3,194	51.6	$3,048

     As of September 30, 2005, we had $2,775 million available for stock repurchases under our stock repurchase program authorized by the Board of Directors in December 2004. The amount we spend and the number of shares repurchased varies based on a variety of factors including the stock price and blackout periods in which we are restricted from repurchasing shares.
  Other comprehensive income
     Our other comprehensive income includes unrealized gains and losses on our available-for-sale securities and foreign currency forward and option contracts, which qualify and are designated as cash flow hedges, and foreign currency translation adjustments. During the three and nine months ended September 30, 2005, total comprehensive income was $953 million and $2,864 million, respectively. During the three and nine months ended September 30, 2004, total comprehensive income was $233 million and $1,650 million, respectively.
6. Contingencies
     During the three months ended June 30, 2005, we settled certain legal matters, primarily related to a patent legal proceeding, and recorded an expense of $49 million, net of amounts previously accrued.

AMGEN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
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
7. Tularik Inc. acquisition
     On August 13, 2004, the Company acquired all of the outstanding common stock of Tularik in a transaction accounted for as a business combination. Tularik was a company engaged in drug discovery related to cell signaling and the control of gene expression. Amgen issued 24 million shares in the acquisition. Additionally, Amgen issued 4 million stock options in exchange for Tularik stock options assumed in the acquisition. The purchase price of $1.5 billion, which included the carrying value of Amgen’s existing ownership interest in Tularik of approximately 21% or $82 million, was preliminarily allocated to goodwill of $755 million, IPR&D of $554 million (see Note 1, Summary of significant accounting policies — Acquired in-process research and development), and other net assets acquired of $188 million. The amount allocated to IPR&D was immediately expensed in the Condensed Consolidated Statement of Operations during the three months ended September 30, 2004. The estimated fair value of these R&D projects was determined through the assistance of an independent valuation firm and was based on discounted cash flows. The results of Tularik’s operations have been included in our Consolidated Financial Statements commencing August 14, 2004. The merger was structured to qualify as a tax-free reorganization within the meaning of Section 368(a) of the Internal Revenue Code.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
   Forward looking statements
     This report and other documents we file with the Securities and Exchange Commission (“SEC”) contain forward looking statements that are based on current expectations, estimates, forecasts and projections about us, our future performance, our business, our beliefs and our management’s assumptions. In addition, we, or others on our behalf, may make forward looking statements in press releases or written statements, or in our communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls, and conference calls. Words such as “expect,” “anticipate,” “outlook,” “could,” “target,” “project,” “intend,” “plan,” “believe,” “seek,” “estimate,” “should,” “may,” “assume,” “continue,” variations of such words and similar expressions are intended to identify such forward looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict. We describe our respective risks, uncertainties, and assumptions that could affect the outcome or results of operations in “Factors that may affect Amgen”. We have based our forward looking statements on our management’s beliefs and assumptions based on information available to our management at the time the statements are made. We caution you that actual outcomes and results may differ materially from what is expressed, implied, or forecast by our forward looking statements. Reference is made in particular to forward looking statements regarding product sales, reimbursement, expenses, earnings per share (“EPS”), liquidity and capital resources, and trends. Except as required under the federal securities laws and the rules and regulations of the SEC, we do not have any intention or obligation to update publicly any forward looking statements after the distribution of this report, whether as a result of new information, future events, changes in assumptions, or otherwise.
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
     We primarily earn revenues and income and generate cash from sales of human therapeutic products in the areas of nephrology, supportive cancer care, and inflammatory disease. For the three and nine months ended September 30, 2005, total revenues were $3,154 million and $9,159 million, respectively, and net income was $967 million and $2,850 million, respectively, or $0.77 per share and $2.26 per share, respectively. As of September 30, 2005, cash, cash equivalents and marketable securities were $5,551 million.

     Our principal products include Aranesp® (darbepoetin alfa), EPOGEN® (Epoetin alfa), Neulasta® (pegfilgrastim), NEUPOGEN® (Filgrastim), and ENBREL® (etanercept), which is marketed under a co-promotion agreement with Wyeth in the United States and Canada. For additional information about our principal products, their approved indications, and where they are marketed, see “Item 1. Business – Principal products” in our Annual Report on Form 10-K for the year ended December 31, 2004. For both the three and nine months ended September 30, 2005 and 2004, product sales represented 97% and 94% of total revenues, respectively. Over the last several years, our product sales growth has been primarily driven by sales of Aranesp®, ENBREL®, and Neulasta®, which benefited from market share gains and/or market growth. We expect these products to continue to drive year over year sales growth in the near term. However, we expect that continued market share gains on a sequential basis will be a challenge as we operate in a highly competitive environment. Going forward, we expect to continue to focus on market share gains, but we also expect to increase our focus on growing the market. Most patients receiving our principal products for approved indications, excluding ENBREL®, are covered by both government and private payer health care programs. Primary reimbursement for ENBREL® is obtained from private payers. Therefore, our product sales are and will be affected by government and private payer reimbursement policies. Reduction in reimbursement could have a material adverse effect on our results of operations. See “Reimbursement” below for further information.
     International product sales for both the three and nine months ended September 30, 2005 represented approximately 18% of total product sales as compared to approximately 16% and 17% for the three and nine months ended September 30, 2004, respectively. Our international product sales consisted principally of European sales. Our international sales are impacted by foreign currency changes (see “Results of Operations” discussion below). International product sales growth for the three and nine months ended September 30, 2005 benefited by approximately $9 million and $68 million, respectively, from foreign currency exchange rate changes. However, both positive and negative impacts from movements in foreign exchange rates have been mitigated by the natural, opposite impact to our international operating expenses and as a result of our foreign currency hedging activities. Our hedging activities seek to offset the impact, both positive and negative, that foreign exchange rate changes may have on our net income. As such, the impact to our net results of operations from changes in foreign currency exchange rates has been largely mitigated.
     For the three and nine months ended September 30, 2005, operating income increased $804 million and $1,318 million, respectively, as compared to operating income for the three and nine months ended September 30, 2004 primarily as a result of our product sales growth. Operating income as a percentage of product sales was 43% and 19% for the three months ended September 30, 2005 and 2004, respectively. For the nine months ended September 30, 2005 and 2004, operating income as a percentage of product sales was 42% and 34%, respectively. For the three and nine months ended September 30, 2004, our operating income as a percentage of product sales was negatively impacted by a charge of $554 million associated with writing off the fair value of IPR&D acquired in the Tularik acquisition. For the fourth quarter of 2005, we expect our operating expenses to increase both in absolute dollars and as a percentage of product sales as compared to the first three quarters of 2005 in support of our principal products in competitive markets and anticipated product sales growth, and as a result of our continued investment in research and development (“R&D”) to advance our pipeline.
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
     The Medicare Prescription Drug Improvement and Modernization Act (or the “Medicare Modernization Act” (“MMA”)) was enacted into law in December 2003. Reimbursement changes resulting from the MMA could negatively affect product sales of some of our marketed products. However, for the first three quarters of 2005, we believe that our product sales were not significantly impacted by the reimbursement changes resulting from the MMA. We believe this was, in part, due to the effects of CMS’s oncology demonstration project (the “2005 Demonstration Project”) on sales of our products used in supportive cancer care, especially Aranesp®. Furthermore, we believe this was also, in part, due to increased reimbursement rates to physicians from CMS for services associated with drug administration. The 2005 Demonstration Project, which provides financial incentives to physicians for collecting and reporting oncology patient survey data, is currently scheduled to expire on December 31, 2005. In the final rule for the 2006 Medicare Physician Fee Schedule/ESRD Payment issued in November 2005, payment amounts for physician services in 2006 are expected to decrease by approximately 4.4% on average. In November 2005, CMS announced a new demonstration project (the “2006 Demonstration Project”) that uses different criteria for how patients with cancer are evaluated and treated and that is targeted at approximately half of the funding originally targeted for the 2005 Demonstration Project.
     The main components of the MMA that affect our currently marketed products are as follows:

•	Through 2004, the Average Wholesale Price (AWP) mechanism was the basis of Medicare Part B payment for covered outpatient drugs and biologics. Effective January 1, 2005, in the physician clinic setting, Aranesp®, Neulasta® and NEUPOGEN® are being reimbursed under a new Medicare Part B system that reimburses each product at 106% of its “average sales price” (ASP) (sometimes referred to as “ASP+6%”). ASP is calculated by the manufacturer based on a statutorily defined methodology and submitted to CMS. A product’s ASP is calculated on a quarterly basis and therefore may change each quarter. The ASP in effect for a given quarter (the “Current Period”) is based upon certain historical sales and sales incentive data covering a statutorily defined period of time preceding the Current Period. For example, the ASP for Aranesp® that we submit for the first quarter of 2006 will be based on certain historical sales and sales incentive data for Aranesp® from October 1, 2004 through September 30, 2005. CMS publishes the ASPs for products in advance of the quarter in which they go into effect. The 2005 reimbursement rates for Aranesp®, Neulasta®, and NEUPOGEN® (calculated at 106% of the ASPs), are lower than our 2004 reimbursement rates for our customers and the ASPs for these products have trended downward during 2005. However, we expect that our ASPs for these products will begin to stabilize during the fourth quarter of 2005.

•	Per the MMA, physicians in the physician clinic setting will have the choice between purchasing and billing for drugs under the ASP+6% system or obtaining drugs from vendors selected by CMS under the “competitive acquisition program” (CAP) starting in 2006. Physicians who select to obtain drugs from CAP will no longer purchase or obtain reimbursement directly for such drugs. CMS issued a final rule related to CAP in November 2005. Based on this final rule, the election period for 2006 will occur between April 1 and May 15, 2006 for participation from July 1 through December 31, 2006; the first drug deliveries through the CAP will occur in July 2006. Based on the final rule for CAP, we do not anticipate widespread adoption of this system initially. However, because we cannot fully predict how many physicians will select to obtain drugs from CAP, we cannot predict the full impact of the CAP on our business. However, pursuant to the final rule, discounts to CAP vendors are excluded from the calculation of ASPs and therefore do not have the potential to impact the ASPs for our products that would be available through the CAP.

•	The Medicare hospital outpatient prospective payment system (OPPS), which determines payment rates for specified covered outpatient drugs and biologics in the hospital outpatient setting, will continue to utilize AWP as the basis for reimbursement in 2005. CMS’ 2005 reimbursement rate, as in 2003 and 2004, continued the application of an “equitable adjustment” such that the 2005 Aranesp® reimbursement rate is based on the AWP of PROCRIT®. For 2005, the reimbursement rate for Aranesp® is 83% of the AWP for PROCRIT®, down from 88% of the AWP for PROCRIT® in 2004, with a dose conversion ratio of 330 U PROCRIT® to 1 mcg Aranesp®, the same ratio as 2004. Effective January 1, 2006, the OPPS system will change from an AWP based reimbursement system to a system based on ASP. This change will affect Aranesp®, Neulasta® and NEUPOGEN® when administered in the hospital outpatient setting. In November 2005, CMS released its final OPPS rule for 2006. This final rule bases reimbursement for non-pass through products such as Aranesp®, Neulasta® and NEUPOGEN® on an ASP+6% using the same payment amounts as used in the physician clinic setting and does not apply an “equitable adjustment” to tie the reimbursement rate for Aranesp® to PROCRIT® using a dose conversion ratio. In the final rule, CMS noted that it reserves the right to apply “equitable adjustment” to the Aranesp® reimbursement rate calculation methodology in years after 2006.

•	Pursuant to final rules issued by CMS on November 3, 2004, Medicare reimbursement for EPOGEN® used in the dialysis setting for calendar year 2005 has been changed from the previous rate of $10 per 1,000 Units to $9.76 per 1,000 Units, a rate based upon an average acquisition cost for 2003 determined by the Office of the Inspector General (OIG) and adjusted for price inflation based on the Producer Price Index for pharmaceutical products. Pursuant to the CMS final rules, the difference between the 2004 reimbursement rates for all drugs separately billed outside the dialysis composite rate (including EPOGEN®) and the 2005 reimbursement rates for such drugs has been added to the composite rate that dialysis providers receive for dialysis treatment. In November 2005, CMS released the 2006 Medicare Physician Fee Schedule/ESRD Payment Final Rule. We are currently in the process of evaluating this final rule. As a result, as of the date of this filing, we cannot predict the potential full impact of this proposed rule on our business. This final rule establishes the payment mechanism for separately reimbursed dialysis drugs in both freestanding and hospital-based dialysis centers, including EPOGEN® and Aranesp®, at ASP+6% using the same payment amounts used in the physician clinic setting. Based on our preliminary evaluation, the final rule appears to reduce reimbursement in a number of areas including reducing payment amounts for physician services by approximately 4.4% on average. Based on this final rule, we expect that the reimbursement rate for EPOGEN® will decrease for 2006. The reduced payment rate may negatively impact product sales.

•	We believe that beginning on January 1, 2006, ENBREL®, Sensipar®, and Kineret® will be covered by the MMA-mandated Medicare outpatient prescription drug benefit (also known as “Part D”). With the exception of a Part D demonstration project that CMS is conducting in 2004-2005 that will, among other things, provide reimbursement for ENBREL® for certain Medicare beneficiary participants, Medicare currently does not cover prescriptions for ENBREL®, Sensipar®, and Kineret®.
     With the exception of the Part D prescription drug benefit, we believe these changes driven by the MMA have lowered the 2005 reimbursement rates for all areas in which CMS provides reimbursement for EPOGEN®, Aranesp®, Neulasta® and NEUPOGEN®. However, we believe that our ASPs for Aranesp®, Neulasta® and NEUPOGEN® will begin to stabilize in the fourth quarter of 2005. Further, we believe that payment amounts for physician services will be reduced by 4.4% on average and the 2006 Demonstration Project is targeted at approximately half of the funding originally targeted for the 2005 Demonstration Project. However, because we cannot predict the impact of any such changes on how, or under what circumstances, healthcare providers will prescribe or administer our products, as of the date of this filing, we cannot predict the full impact of the MMA on our business; however, it could be negative.
     In addition, on July 8, 2004, CMS released a proposed revision to the Hematocrit Measurement Audit Program Memorandum (HMA-PM), a Medicare payment review mechanism used by CMS to audit EPOGEN® utilization and appropriate hematocrit outcomes of dialysis patients. The proposed policy would not permit reimbursement for EPOGEN® in the following circumstances without medical justification: EPOGEN® doses greater than 40,000 Units per month in a patient with a hemoglobin greater than 13 grams per deciliter or doses greater than 20,000 Units per month in a patient with hemoglobin greater than 14 grams per deciliter. As of the date of this filing, the comment period for the proposed revision has expired and no final program memorandum has been issued. If the proposed revision, which has not yet been finalized, is adopted as the final form, it could result in a reduction in utilization of EPOGEN®. We and the nephrology community have provided public comment based on data analysis suggesting that the proposed revision to the HMA-PM is unwarranted. The nephrology community has worked closely with CMS in response to the draft policy to develop consensus recommendations for a new policy that is focused on appropriate EPOGEN® utilization rather than EPOGEN® dose or hemoglobin levels. It is possible that CMS may adopt all or some aspects of the consensus recommendations when issuing a final policy. Although the proposed revision was scheduled to go into effect as early as January 1, 2005, it is unclear as to when it may be implemented but we believe that implementation would be no earlier than April 2006. Given the importance of EPOGEN® for maintaining the quality of care for dialysis patients, we do not expect that the revised policy will substantially impact the utilization of EPOGEN®.
     Our product sales are and will be affected by government and private payer reimbursement policies. Reduction in reimbursement for our products could have a material adverse effect on our results of operations.
Results of Operations
   Product sales
     For the three and nine months ended September 30, 2005 and 2004, total product sales by geographic region were as follows (amounts in millions):

	Three months ended			Nine months ended
	September 30,			September 30,
	2005	2004	Change	2005	2004	Change
Total U.S.	$2,504	$2,141	17%	$7,267	$5,966	22%
Total International	543	419	30%	1,587	1,233	29%

Total product sales	$3,047	$2,560	19%	$8,854	$7,199	23%

     Product sales are influenced by a number of factors, including demand, third-party reimbursement availability and policies, pricing strategies, wholesaler and end-user inventory management practices, foreign exchange effects, new product launches and indications, competitive products, product supply, and acquisitions.
     Sales growth was principally driven by demand for Aranesp®, ENBREL®, and Neulasta®. For the nine months ended September 30, 2005, U.S. sales for Aranesp® and Neulasta® were impacted by higher sales incentives earned by customers under performance-based contracts. International product sales growth for the three and nine months ended September 30, 2005 benefited by approximately $9 million and $68 million, respectively, from foreign currency exchange rate changes.
     In the near term, we expect our year over year sales growth to continue to be driven primarily by Aranesp®, ENBREL®, and Neulasta®. Reimbursement changes resulting from the MMA could negatively affect product sales of some of our marketed products. Further, reimbursement changes could impact sequential sales growth and historical sales trends (see “Reimbursement “above). However, for the first three quarters of 2005, we believe that our product sales were not significantly impacted by the reimbursement changes resulting from the MMA. We believe this was, in part, due to the effects of the 2005 Demonstration Project on sales of our products used in supportive cancer care, especially Aranesp®. Furthermore, we believe this was also, in part, due to increased reimbursement rates to physicians from CMS for services associated with drug administration. The 2005 Demonstration Project, which provides financial incentives to physicians for collecting and reporting oncology patient survey data, is currently scheduled to expire on December 31, 2005. In the final rule for the 2006 Medicare Physician Fee Schedule/ESRD Payment issued in November 2005, payment amounts for physician services in 2006 are expected to decrease by approximately 4.4% on average. In November 2005, CMS announced the 2006 Demonstration Project that uses different criteria for how patients with cancer are evaluated and treated and that is targeted at approximately half of the funding originally targeted for the 2005 Demonstration Project.
  Aranesp®
     (Amounts in millions)

	Three months ended			Nine months ended
	September 30,			September 30,
	2005	2004	Change	2005	2004	Change
Aranesp® — U.S.	$542	$374	45%	$1,525	$1,084	41%
Aranesp® — International	298	234	27%	875	684	28%

Total Aranesp®	$840	$608	38%	$2,400	$1,768	36%

     The increase in U.S. Aranesp® sales for the three and nine months ended September 30, 2005 was primarily driven by demand. For the three and nine months ended September 30, 2005, the U.S. Aranesp® growth rates were favorably impacted slightly by changes in estimates relating to sales incentives and product sales returns recorded in the third quarter of 2004. Sales growth for the nine months ended September 30, 2005 was also impacted by higher incentives earned by customers attaining higher sales volumes and growth under performance-based contracts. The increase in international Aranesp® sales was principally driven by demand. International Aranesp® sales growth for the nine months ended September 30, 2005 also benefited from favorable changes in foreign currency exchange rates by $35 million.
     We believe future worldwide Aranesp® sales growth will be dependent, in part, on such factors as: reimbursement by third-party payers (including governments and private insurance plans) (see “Factors That May Affect Amgen — Our sales depend on payment and reimbursement from third-party payers, and, to the extent that reimbursement for our products is reduced, this could negatively impact the utilization of our products.”); cost containment pressures from governments and private insurers on health care providers; governmental or private organization regulations or guidelines relating to the use of our products; government programs such as the Demonstration Project; penetration of new and existing markets; patient population growth; the effects of pricing strategies; competitive products or therapies, including follow-on biologic products in Europe; the development of new treatments for cancer; and changes in foreign currency exchange rates. Further, sales of Aranesp® have been and may continue to be benefited by its use in U.S. hospital dialysis clinics to treat anemia associated with chronic renal failure instead of EPOGEN®. Also, although the ASPs for U.S. Aranesp® have trended downward during 2005, we expect that they will begin to stabilize during the fourth quarter of 2005.

  EPOGEN®
     (Amounts in millions)

	Three months ended			Nine months ended
	September 30,			September 30,
	2005	2004	Change	2005	2004	Change
EPOGEN® — U.S.	$599	$681	(12)%	$1,829	$1,904	(4)%
     Reported EPOGEN® sales for the three and nine months ended September 30, 2005 decreased primarily due to changes in wholesaler inventory levels, lower demand and to a lesser extent an unfavorable revised estimate of dialysis demand for prior quarters. The lower demand was impacted by increased usage of Aranesp® in hospital dialysis clinics and by higher sales incentives provided to customers. The revised estimate of dialysis demand was primarily spillover (See Note 1, “Summary of significant accounting policies — Product sales” to the Condensed Consolidated Financial Statements).
     Patients receiving treatment for anemia associated with end stage renal disease with EPOGEN® are covered primarily under medical programs provided by the federal government. We believe EPOGEN® sales growth will primarily depend on dialysis patient population growth and changes in reimbursement rates or a change in the basis for reimbursement by the federal government (see “Factors That May Affect Amgen — Our sales depend on payment and reimbursement from third-party payers, and, to the extent that reimbursement for our products is reduced, this could negatively impact the utilization of our products.”). We believe EPOGEN® sales growth will also be dependent, in part, on future governmental or private organization regulations or guidelines relating to the use of our products, cost containment pressures from the federal government on health care providers and the effects of pricing strategies. Further, EPOGEN® sales have been and may continue to be impacted by the use of Aranesp® in hospital dialysis clinics to treat anemia associated with chronic renal failure instead of EPOGEN®. To the extent that future changes in reimbursement and/or our pricing strategies impact these products, we could experience further usage of Aranesp® in the hospital dialysis setting, which has represented approximately 10% of the EPOGEN® business. However, we currently expect Aranesp® use in the hospital dialysis clinics to stabilize by mid 2006.
  Neulasta®/NEUPOGEN®
     (Amounts in millions)

	Three months ended			Nine months ended
	September 30,			September 30,
	2005	2004	Change	2005	2004	Change
Neulasta® — U.S.	$475	$384	24%	$1,381	$1,082	28%
NEUPOGEN® — U.S.	205	207	(1)%	595	574	4%

U.S. Neulasta®/NEUPOGEN® — Total	680	591	15%	1,976	1,656	19%

Neulasta® — International	102	66	55%	284	189	50%
NEUPOGEN® — International	100	95	5%	316	292	8%

International Neulasta®/NEUPOGEN® — Total	202	161	25%	600	481	25%

Total Worldwide Neulasta®/NEUPOGEN®	$882	$752	17%	$2,576	$2,137	21%

     The increase in U.S. Neulasta®/NEUPOGEN® sales for the three months ended September 30, 2005 was driven primarily by demand for Neulasta® partially offset by changes in wholesaler inventory levels. The increase in U.S. Neulasta®/NEUPOGEN® sales for the nine months ended September 30, 2005 was driven primarily by demand for Neulasta®. Sales growth for the nine months ended September 30, 2005 was impacted by higher incentives earned by customers attaining higher sales volumes and growth under performance-based contracts. For the three and nine months ended September 30, 2005, the U.S. Neulasta® growth rates were favorably impacted slightly by changes in estimates relating to sales incentives and product sales returns recorded in the third quarter of 2004. The increase in international Neulasta®/NEUPOGEN® sales for the three and nine months ended September 30, 2005 was driven primarily by demand for Neulasta®. International Neulasta®/NEUPOGEN® sales growth for the nine months ended September 30, 2005, also benefited by $26 million from foreign currency exchange rate changes.
     We believe future worldwide Neulasta®/NEUPOGEN® sales growth will be dependent, in part, on such factors as: reimbursement by third-party payers (including governments and private insurance plans) (see “Factors That May Affect Amgen — Our sales depend on payment and reimbursement from third-party payers, and, to the extent that reimbursement for our products is reduced, this could negatively impact the utilization of our products.”); cost containment pressures from governments and private insurers on health care providers; governmental or private organization regulations or guidelines relating to the use of our products; government programs such as the Demonstration Project; penetration of existing markets; patient population growth; the effects of pricing strategies; competitive products or therapies, including follow-on biologic products in Europe; the development of new treatments for cancer; and changes in foreign currency exchange rates. Future chemotherapy treatments that are less myelosuppressive may require less Neulasta®/NEUPOGEN®, however, other future chemotherapy treatments that are more myelosuppressive, such as dose dense chemotherapy, could require more Neulasta®/NEUPOGEN®. NEUPOGEN® competes with Neulasta® in the United States and Europe. U.S. NEUPOGEN® sales have been adversely impacted by conversion to Neulasta®. However, we believe that most of the conversion in the United States has occurred. We believe that we are experiencing conversion of NEUPOGEN® patients to Neulasta® in Europe, but we believe that this conversion will occur to a lesser extent than that experienced in the United States. However, we cannot accurately predict the rate or timing of future conversion of NEUPOGEN® patients to Neulasta® in Europe. Also, although the ASPs for U.S. Neulasta®/NEUPOGEN® have trended downward during 2005, we expect that they will begin to stabilize during the fourth quarter of 2005.
     ENBREL®
     (Amounts in millions)

	Three months ended			Nine months ended
	September 30,			September 30,
	2005	2004	Change	2005	2004	Change
ENBREL® — U.S.	$641	$477	34%	$1,825	$1,282	42%
ENBREL® — International	27	19	42%	74	51	45%

Total ENBREL®	$668	$496	35%	$1,899	$1,333	42%

     ENBREL® sales growth for the three and nine months ended September 30, 2005 was driven by demand, benefiting from ENBREL®’s competitive profile and significant growth of biologics in the rheumatology and dermatology markets.

     We believe that future ENBREL® sales growth will be dependent, in part, on such factors as: the effects of competing products or therapies; penetration of existing and new markets, including potential new indications; the availability and extent of reimbursement by government and third-party payers; and governmental or private organization regulations or guidelines relating to the use of our products (see “Factors That May Affect Amgen — Our sales depend on payment and reimbursement from third-party payers, and, to the extent that reimbursement for our products is reduced, this could negatively impact the utilization of our products”).
  Selected operating expenses
     The following table summarizes selected operating expenses (amounts in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Product sales	$3,047	$2,560	$8,854	$7,199
Operating expenses:
Cost of sales (excludes amortization of acquired intangible assets)	$552	$447	$1,571	$1,255
% of product sales	18%	17%	18%	17%
Research and development	$562	$502	$1,653	$1,411
% of product sales	18%	20%	19%	20%
Selling, general and administrative	$656	$632	$1,879	$1,740
% of product sales	22%	25%	21%	24%
     Cost of sales
     Cost of sales, which excludes the amortization of acquired intangible assets (see “Condensed Consolidated Statements of Operations”), increased 23% and 25% for the three and nine months ended September 30, 2005, respectively, primarily due to higher sales volumes. Costs of sales for the three and nine months ended September 30, 2005 was also impacted by the $47 million write-off of a semi-completed manufacturing asset that will not be used due to a change in manufacturing strategy.
     Research and development
     R&D expenses are primarily comprised of salaries and benefits associated with R&D personnel, overhead and occupancy costs, clinical trial and related clinical manufacturing costs, contract services, and other outside costs. R&D expenses increased 12% and 17% for the three and nine months ended September 30, 2005, respectively, primarily driven by higher staff-related costs and higher costs relating to key clinical trials and clinical manufacturing, including the ramp up of large-scale phase 3 trials for denosumab (formally known as AMG 162), Amgen’s investigational therapy for bone loss. During the three months ended September 30, 2005, both staff-related costs and clinical trial and clinical manufacturing costs increased approximately $27 million. During the nine months ended September 30, 2005, staff-related costs and clinical trial and clinical manufacturing costs increased approximately $122 million and $103 million, respectively. In the fourth quarter of 2005, we expect our R&D expenses to increase primarily due to higher costs to support our development efforts for denosumab and other product candidates as compared to 2004.

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
     Selling, general and administrative
     Selling, general and administrative (“SG&A”) expenses are primarily comprised of salaries and benefits associated with sales and marketing, finance, legal, and other administrative personnel; outside marketing expenses; overhead and occupancy costs; and other general and administrative costs. SG&A increased 4% and 8% for the three and nine months ended September 30, 2005, respectively, primarily due to higher outside marketing expenses in support of our principal products. Outside marketing expenses include the Wyeth profit share related to ENBREL®, which has increased due to ENBREL® sales growth. For the fourth quarter of 2005, we expect our SG&A expenses to increase, compared to each of the first three quarters of 2005, primarily due to continued support of our marketed products. Furthermore, SG&A expense as a percentage of product sales is expected to be higher in the fourth quarter of 2005, than that of the first three quarters of 2005. Historically, our SG&A expense has increased in the fourth quarter, both in absolute terms and as a percent of sales, due to the timing of major medical meetings and certain other discretionary programs, which occur in the latter part of the year. However, we have seen and expect to continue to see some leveraging of our 2004 SG&A spending during the fourth quarter of 2005.
     Legal settlements
     During the three months ended June 30, 2005, we settled certain legal matters, primarily related to a patent legal proceeding, and recorded an expense of $49 million, net of amounts previously accrued.
     Income taxes
     The effective tax rates for the three and nine months ended September 30, 2005 were 26.3% and 24.2%, respectively, compared with 53.7% and 32.4%, respectively, for the same periods last year. Our effective tax rates for the three and nine months ended September 30, 2005 have decreased primarily due to the $554 million write-off of non-deductible IPR&D in connection with the acquisition of Tularik in August 2004. The decrease in our effective tax rate for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004 was partially offset by a $47 million write-off of a semi-completed manufacturing asset that will not be used due to a change in manufacturing strategy, causing a decrease in the indefinitely reinvested earnings of our foreign operations. Our effective tax rate for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004, has decreased due to an increase in indefinitely reinvested earnings of our foreign operations and the favorable resolution of prior year foreign tax credit claims and research and development tax credits.
     We do not provide for U.S. income taxes on undistributed earnings of our controlled foreign corporations that are intended to be reinvested indefinitely outside the United States.

     On October 22, 2004, the President of the United States signed the American Jobs Creation Act of 2004 (the “Jobs Act”), which provides a temporary incentive to repatriate undistributed foreign earnings. We are still evaluating the repatriation provisions of the Jobs Act and the Internal Revenue Service (“IRS”) guidance that has been issued, and our 2005 third quarter results of operations do not reflect any impact relating to such repatriation provisions. We expect to complete our evaluation during the fourth quarter of 2005.
     See Note 3, “Income taxes”, to the Condensed Consolidated Financial Statements for further discussion.
Financial Condition, Liquidity and Capital Resources
     The following table summarizes selected financial data (amounts in millions):

	September 30,	December 31,
	2005	2004
Cash, cash equivalents, and marketable securities	$5,551	$5,808
Total assets	29,132	29,221
Current debt	1,754	1,173
Non-current debt	2,198	3,937
Stockholders’ equity	20,530	19,705
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
     Cash, cash equivalents, and marketable securities
     Of the total cash, cash equivalents, and marketable securities at September 30, 2005, approximately $3.0 billion represents cash generated from operations in foreign tax jurisdictions and is intended for use outside the United States. If these funds are repatriated for use in our U.S. operations, additional taxes on certain of these amounts will be required to be paid. Based on our preliminary analysis to date, we are limited under the Jobs Act to repatriate up to $500 million in foreign profits. See “Results of Operations — Income taxes” for further discussion.
     Financing arrangements
     As of September 30, 2005 we had convertible notes (30-year, zero-coupon senior convertible notes) with an accreted value of $1.75 billion outstanding and having an aggregate face amount of $2.36 billion and yield to maturity of 1.125%. The holders of the convertible notes may require us to purchase all or a portion of their notes on various dates (the “Put Option”), the earliest of which is March 1, 2006, at a price equal to the original issuance price plus the accrued original issue discount to the purchase dates. Accordingly, the convertible notes were classified as current in the accompanying Condensed Consolidated Balance Sheet as of September 30, 2005. Holders of the convertible notes may convert each of their notes according to the terms as outlined in Note 4,

“Financing arrangements.” In the event the holders of the convertible notes exercise their Put Option or elect to convert their convertible notes, we are required to pay the accreted value in cash. Moody’s and Standard & Poor’s rate our outstanding convertible notes A2 and A+, respectively.
     As of September 30, 2005 we had $2 billion of long-term senior notes outstanding. These long-term senior notes consisted of: 1) $1 billion of senior notes that bear interest at a fixed rate of 4.0% and mature in 2009, and 2) $1 billion of senior notes that bear interest at a fixed rate of 4.85% and mature in 2014. Moody’s and Standard & Poor’s rate our outstanding long-term senior notes A2 and A+, respectively.
     As of September 30, 2005, we had $200 million of additional long-term debt securities outstanding. These long-term debt securities consisted of: 1) $100 million of debt securities that bear interest at a fixed rate of 6.5% and mature in 2007 under a $500 million debt shelf registration (the “$500 Million Shelf”), and 2) $100 million of debt securities that bear interest at a fixed rate of 8.1% and mature in 2097. Our outstanding long-term debt is rated A2 by Moody’s and A+ by Standard & Poor’s. Under the $500 Million Shelf, all of the remaining $400 million of debt securities available for issuance may be offered from time to time under our medium-term note program with terms to be determined at the time of issuance.
     We have a $1.0 billion five-year unsecured revolving credit facility to be used for general corporate purposes, including commercial paper support. Additionally, we have a commercial paper program, which provides for unsecured, short-term borrowings of up to an aggregate of $1.2 billion. No amounts were outstanding under the credit facility or commercial paper program as of September 30, 2005.
     We have a $1.0 billion shelf registration (the “$1 Billion Shelf”) which allows us to issue debt securities, common stock, and associated preferred share purchase rights, preferred stock, warrants to purchase debt securities, common stock or preferred stock, securities purchase contracts, securities purchase units and depositary shares. The $1 Billion Shelf was established to provide for further financial flexibility and the securities available for issuance may be offered from time to time with terms to be determined at the time of issuance. As of September 30, 2005, no securities had been issued under the $1 Billion Shelf.
     Certain of our financing arrangements contain non-financial covenants and as of September 30, 2005, we are in compliance with all applicable covenants.
  Cash flows
     The following table summarizes our cash flow activity (amounts in millions):

	Nine months ended September 30,
	2005	2004
Net cash provided by operating activities	$3,782	$2,587
Net cash provided by investing activities	303	314
Net cash used in financing activities	(3,460)	(2,752)

     Operating
     Cash provided by operating activities has been and is expected to continue to be our primary recurring source of funds. The increase in cash provided by operating activities during the nine months ended September 30, 2005 resulted primarily from higher cash receipts from customers driven by the growth in product sales and timing differences of cash payments relating to our tax and other accrued liabilities. (See Condensed Consolidated Statements of Cash Flows).
     Investing
     Capital expenditures totaled $602 million during the nine months ended September 30, 2005, compared with $1,040 million during the same period last year. The decrease in capital expenditures during the nine months ended September 30, 2005 is primarily due to lower expenditures relating to the new ENBREL® manufacturing plant in Rhode Island, which has been completed and received U.S. Food and Drug Administration (“FDA”) approval in September 2005. These capital expenditures were more than offset by net proceeds from maturities and sales of marketable securities of $879 million during the nine months ended September 30, 2005.
     We currently estimate 2005 spending on capital projects and equipment to be approximately $1.0 billion. The most significant of these expenditures are expected to relate to the Puerto Rico manufacturing and the Thousand Oaks administrative site expansions.
     Financing
     During the nine months ended September 30, 2005 and 2004, we repurchased 48.4 million and 51.6 million shares of our common stock, respectively, at a total cost of $3,194 million and $3,048 million, respectively. As of September 30, 2005, we had $2,775 million available for stock repurchases under our stock repurchase program authorized by the Board of Directors. The amount we spend and the number of shares repurchased varies based on a variety of factors including the stock price and blackout periods in which we are restricted from repurchasing shares. Repurchases under our stock repurchase programs have reflected, in part, our confidence in the long-term value of Amgen common stock.
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
     We receive cash from the exercise of employee stock options and proceeds from the sale of stock pursuant to the employee stock purchase plan. Employee stock option exercises and proceeds from the sale of stock by us pursuant to the employee stock purchase plans provided $924 million and $302 million of cash during the nine months ended September 30, 2005 and 2004, respectively. Proceeds from the exercise of employee stock options will vary from period to period based upon, among other factors, fluctuations in the market value of our stock relative to the exercise price of such options.

Factors that may affect Amgen
     The following items are representative of the risks, uncertainties, and assumptions that could affect the outcome of the forward looking statements.
Our sales depend on payment and reimbursement from third-party payers, and, to the extent that reimbursement for our products is reduced, this could negatively impact the utilization of our products.
     In both domestic and foreign markets, sales of our products are dependent, in part, on the availability of reimbursement from third-party payers such as state and federal governments, under programs such as Medicare and Medicaid in the United States, and private insurance plans. In certain foreign markets, the pricing and profitability of our products generally are subject to government controls or to various types of cost-containment programs (for example, reference price systems, generic incentives or generic substitution). Some of these cost-containment programs are being developed or changed, and the entry into the market of follow-on or biosimilar products could further adversely affect the price at which our products are reimbursed in these countries. (See “—Our marketed products face substantial competition and other companies may discover, develop, acquire or commercialize products before or more successfully than we do.”) In the United States, there have been, there are, and we expect there will continue to be, a number of state and federal laws and/or regulations, or in some cases draft legislation or regulations that could limit the amount that state or federal governments will pay to reimburse the cost of pharmaceutical and biologic products. For example, the Medicare Prescription Drug Improvement and Modernization Act (or the “Medicare Modernization Act” (“MMA”)) was enacted into law in December 2003. In addition, we believe that private insurers, such as managed care organizations, may adopt their own reimbursement reductions in response to legislation or regulations, including, without limitation, the MMA. Reimbursement changes resulting from the MMA could negatively affect product sales of some of our marketed products. However, for the first three quarters of 2005, we believe that our product sales were not significantly impacted by the reimbursement changes resulting from the MMA. We believe this was, in part, due to the effects of CMS’s oncology demonstration project (the “2005 Demonstration Project”) on sales of our products used in supportive cancer care, especially Aranesp®. Furthermore, we believe this was also, in part, due to increased reimbursement rates to physicians from CMS for services associated with drug administration. The 2005 Demonstration Project, which provides financial incentives to physicians for collecting and reporting oncology patient survey data, is currently scheduled to expire on December 31, 2005. In the final rule for the 2006 Medicare Physician Fee Schedule/ESRD Payment issued in November 2005, payment amounts for physician services in 2006 are expected to decrease by approximately 4.4% on average. In November 2005, CMS announced a new demonstration project (the “2006 Demonstration Project”) that uses different criteria for how patients with cancer are evaluated and treated and that is targeted at approximately half of the funding originally targeted for the 2005 Demonstration Project.
     The main components of the MMA that affect our currently marketed products are as follows:
•	Through 2004, the Average Wholesale Price (AWP) mechanism was the basis of Medicare Part B payment for covered outpatient drugs and biologics. Effective January 1, 2005, in the physician clinic setting, Aranesp®, Neulasta® and NEUPOGEN® are being reimbursed under a new Medicare Part B system that reimburses each product at 106% of its “average sales price” (ASP) (sometimes referred to as “ASP+6%”). ASP is calculated by the manufacturer based on a statutorily defined methodology and submitted to CMS. A product’s ASP is calculated on a quarterly basis and therefore may change each quarter. The ASP in effect for a given quarter (the “Current Period”) is based upon certain historical sales and sales incentive data covering a statutorily defined period of time preceding the Current Period. For example, the ASP for Aranesp® that we submit for the first quarter of 2006 will be based on certain historical sales and sales incentive data for

Aranesp® from October 1, 2004 through September 30, 2005. CMS publishes the ASPs for products in advance of the quarter in which they go into effect. The 2005 reimbursement rates for Aranesp®, Neulasta®, and NEUPOGEN® (calculated at 106% of the ASPs), are lower than our 2004 reimbursement rates for our customers and the ASPs for these products have trended downward during 2005. However, we expect that our ASPs for these products will begin to stabilize during the fourth quarter of 2005.

•	Per the MMA, physicians in the physician clinic setting will have the choice between purchasing and billing for drugs under the ASP+6% system or obtaining drugs from vendors selected by CMS under the “competitive acquisition program” (CAP) starting in 2006. Physicians who select to obtain drugs from CAP will no longer purchase or obtain reimbursement directly for such drugs. CMS issued a final rule related to CAP in November 2005. Based on this final rule, the election period for 2006 will occur between April 1 and May 15, 2006 for participation from July 1 through December 31, 2006; the first drug deliveries through the CAP will occur in July 2006. Based on the final rule for CAP, we do not anticipate widespread adoption of this system initially. However, because we cannot fully predict how many physicians will select to obtain drugs from CAP, we cannot predict the full impact of the CAP on our business. However, pursuant to the final rule, discounts to CAP vendors are excluded from the calculation of ASPs and therefore do not have the potential to impact the ASPs for our products that would be available through the CAP.

•	The Medicare hospital outpatient prospective payment system (OPPS), which determines payment rates for specified covered outpatient drugs and biologics in the hospital outpatient setting, will continue to utilize AWP as the basis for reimbursement in 2005. CMS’ 2005 reimbursement rate, as in 2003 and 2004, continued the application of an “equitable adjustment” such that the 2005 Aranesp® reimbursement rate is based on the AWP of PROCRIT®. For 2005, the reimbursement rate for Aranesp® is 83% of the AWP for PROCRIT®, down from 88% of the AWP for PROCRIT® in 2004, with a dose conversion ratio of 330 U PROCRIT® to 1 mcg Aranesp®, the same ratio as 2004. Effective January 1, 2006, the OPPS system will change from an AWP based reimbursement system to a system based on ASP. This change will affect Aranesp®, Neulasta® and NEUPOGEN® when administered in the hospital outpatient setting. In November 2005, CMS released its final OPPS rule for 2006. This final rule bases reimbursement for non-pass through products such as Aranesp®, Neulasta® and NEUPOGEN® on an ASP+6% using the same payment amounts as used in the physician clinic setting and does not apply an “equitable adjustment” to tie the reimbursement rate for Aranesp® to PROCRIT® using a dose conversion ratio. In the final rule, CMS noted that it reserves the right to apply “equitable adjustment” to the Aranesp® reimbursement rate calculation methodology in years after 2006.

•	Pursuant to final rules issued by CMS on November 3, 2004, Medicare reimbursement for EPOGEN® used in the dialysis setting for calendar year 2005 has been changed from the previous rate of $10 per 1,000 Units to $9.76 per 1,000 Units, a rate based upon an average acquisition cost for 2003 determined by the Office of the Inspector General (OIG) and adjusted for price inflation based on the Producer Price Index for pharmaceutical products. Pursuant to the CMS final rules, the difference between the 2004 reimbursement rates for all drugs separately billed outside the dialysis composite rate (including EPOGEN®) and the 2005 reimbursement rates for such drugs has been added to the composite rate that dialysis providers receive for dialysis treatment.

In November 2005, CMS released the 2006 Medicare Physician Fee Schedule/ESRD Payment Final Rule. We are currently in the process of evaluating this final rule. As a result, as of the date of this filing, we cannot predict the potential full impact of this proposed rule on our business. This final rule establishes the payment mechanism for separately reimbursed dialysis drugs in both freestanding and hospital-based dialysis centers, including EPOGEN® and Aranesp®, at ASP+6% using the same payment amounts used in the physician clinic setting. Based on our preliminary evaluation, the final rule appears to reduce reimbursement in a number of areas including reducing payment amounts for physician services by approximately 4.4% on average. Based on this final rule, we expect that the reimbursement rate for EPOGEN® will decrease for 2006. The reduced payment rate may negatively impact product sales.
     These changes driven by the MMA have lowered the 2005 reimbursement rates for all areas in which CMS provides reimbursement for EPOGEN®, Aranesp®, Neulasta® and NEUPOGEN®. However, we believe that our ASPs for Aranesp®, Neulasta® and NEUPOGEN® will begin to stabilize in the fourth quarter of 2005. Further, we believe that payment amounts for physician services will be reduced by 4.4% on average and the 2006 Demonstration Project is targeted at approximately half of the funding originally targeted for the 2005 Demonstration Project. However, because we cannot predict the impact of any such changes on how, or under what circumstances, healthcare providers will prescribe or administer our products, as of the date of this filing, we cannot predict the full impact of the MMA on our business; however, it could be negative.
     In addition, on July 8, 2004, CMS released a proposed revision to the Hematocrit Measurement Audit Program Memorandum (HMA-PM), a Medicare payment review mechanism used by CMS to audit EPOGEN® utilization and appropriate hematocrit outcomes of dialysis patients. The proposed policy would not permit reimbursement for EPOGEN® in the following circumstances without medical justification: EPOGEN® doses greater than 40,000 Units per month in a patient with a hemoglobin greater than 13 grams per deciliter or doses greater than 20,000 Units per month in a patient with hemoglobin greater than 14 grams per deciliter. As of the date of this filing, the comment period for the proposed revision has expired and no final program memorandum has been issued. If the proposed revision, which has not yet been finalized, is adopted as the final form, it could result in a reduction in utilization of EPOGEN®. We and the nephrology community have provided public comment based on data analysis suggesting that the proposed revision to the HMA-PM is unwarranted. The nephrology community has worked closely with CMS in response to the draft policy to develop consensus recommendations for a new policy that is focused on appropriate EPOGEN® utilization rather than EPOGEN® dose or hemoglobin levels. It is possible that CMS may adopt all or some aspects of the consensus recommendations when issuing a final policy. Although the proposed revision was scheduled to go into effect as early as January 1, 2005, it is unclear as to when it may be implemented but we believe that implementation would be no earlier than April 2006. Given the importance of EPOGEN® for maintaining the quality of care for dialysis patients, we do not expect that the revised policy will substantially impact the utilization of EPOGEN®.
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
     We and certain of our licensors and partners conduct research, preclinical testing, and clinical trials for our product candidates. In addition, we manufacture and contract manufacture and certain of our licensors and partners manufacture our product candidates. We also manufacture and contract manufacture, price, sell, distribute, and market or co-market our products for their approved indications. These activities are subject to extensive regulation by numerous state and federal governmental authorities in the United States, such as the FDA and CMS, as well as in foreign countries, including Europe. Currently, we are required in the United States and in foreign countries to obtain approval from those countries’ regulatory authorities before we can manufacture (or have our third-party manufacturers produce product), market and sell our products in those countries. In our experience, obtaining regulatory approval is costly and takes many years, and after it is obtained, it remains costly to maintain. The FDA and other U.S. and foreign regulatory agencies have substantial authority to terminate clinical trials, require additional testing, delay or withhold registration and marketing approval, require changes in labeling of our products, and mandate product withdrawals. Substantially all of our marketed products are currently approved in the United States and most are approved in Europe and in other foreign countries for specific uses. However, later discovery of unknown problems with our products could result in restrictions on the sale or use of such products, including potential withdrawal of the product from the market. If new medical data suggests an unacceptable safety risk or previously unidentified side-affects, we may voluntarily withdraw, or regulatory authorities may mandate the withdrawal, of such product from the market for some period or permanently. Further, regulatory agencies could change existing, or promulgate new, regulations at any time which may affect our ability to obtain or maintain approval of our products and/or product candidates or require significant additional costs to obtain or maintain such approvals. We currently manufacture and market all our approved principal products, and we plan to manufacture and market many of our potential products. (See “—Difficulties, disruptions or delays in manufacturing may limit supply of our products and limit our product sales.” and “—We may be required to perform additional clinical trials or change the labeling of our products if we or others identify side effects after our products are on the market.”) Even though we have obtained regulatory approval for our marketed products, these products and our manufacturing processes are subject to continued review by the FDA and other regulatory authorities. In addition, ENBREL® is manufactured both by us at our Rhode Island manufacturing facilities and by third-party contract manufacturers, including Boehringer Ingelheim Pharma KG (“BI Pharma”).

Formulation, fill, and finish of bulk product produced at our Rhode Island manufacturing facilities is performed by us and third-party service providers and formulation, fill, and finish of bulk product manufactured at our other facilities that is currently solely performed by us may also be performed by us and third-party service providers in the future. The third-party contract manufacturers and third-party service providers are also subject to FDA regulatory authority. (See “—Difficulties, disruptions or delays in manufacturing may limit supply of our products and limit our product sales.”) In addition, later discovery of unknown problems with our products or manufacturing processes or those of our contract manufacturers or third-party service providers could result in restrictions on the sale, manufacture, or use of such products, including potential withdrawal of the products from the market. If regulatory authorities determine that we or our contract manufacturers or third-party service providers have violated regulations or if they restrict, suspend, or revoke our prior approvals, they could prohibit us from manufacturing or selling our marketed products until we or our contract manufacturers or third-party service providers comply, or indefinitely. In addition, if regulatory authorities determine that we or our licensor or partner conducting research and development activities on our behalf have not complied with regulations in the research and development of a product candidate, then they may not approve the product candidate and we will not be able to market and sell it. If we were unable to market and sell our products or product candidates, our business and results of operations would be materially and adversely affected.
If our intellectual property positions are challenged, invalidated, circumvented or expire, or if we fail to prevail in present and future intellectual property litigation, our business could be adversely affected.
     The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and often involve complex legal, scientific, and factual questions. To date, there has emerged no consistent policy regarding breadth of claims allowed in such companies’ patents. Third parties may challenge, invalidate, or circumvent our patents and patent applications relating to our products, product candidates, and technologies. In addition, our patent positions might not protect us against competitors with similar products or technologies because competing products or technologies may not infringe our patents. For example, F. Hoffmann-La Roche Ltd (“Roche”) is developing a pegylated erythropoietin molecule that, according to Roche’s public statements, they expect to bring to the US market despite their acknowledgement of our U.S. erythropoietin patents. On November 8, 2005, we filed a lawsuit against Roche for patent infringement of six of our U.S. patents. This lawsuit is described in “Part II Other Information, Item 1. Legal Proceedings - Amgen Inc. v. Hoffman LaRoche Ltd et al.” For certain of our product candidates, there are third parties who have patents or pending patents that they may claim prevent us from commercializing these product candidates in certain territories. Patent disputes are frequent, costly, and can preclude or delay commercialization of products. We are currently, and in the future may be, involved in patent litigation. For example, we are currently involved in an ongoing patent infringement lawsuit against Transkaryotic Therapies, Inc. (“TKT”) and Aventis with respect to our erythropoietin patents. If we lose or settle current or future litigations at certain stages or entirely, we could be: subject to competition and/or significant liabilities; required to enter into third-party licenses for the infringed product or technology; or required to cease using the technology or product in dispute. In addition, we cannot guarantee that such licenses will be available on terms acceptable to us, or at all.
     Our success depends in part on our ability to obtain and defend patent rights and other intellectual property rights that are important to the commercialization of our products and product candidates. We have filed applications for a number of patents and have been granted patents or obtained rights relating to erythropoietin, natural and recombinant G-CSF, darbepoetin alfa, pegfilgrastim, etanercept, and our other products and potential products. We market our erythropoietin, recombinant G-CSF, darbepoetin alfa, pegfilgrastim, and etanercept products as EPOGEN®, NEUPOGEN®, Aranesp®, Neulasta®, and ENBREL®, respectively. Our material patents are set forth below. With respect to our material patents, we have had a number of GCSF patent expiries in the U.S. and one erythropoietin patent expiry in the EU.

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
     We also have been granted or obtained rights to patents in Europe relating to: erythropoietin; G-CSF; pegfilgrastim (pegylated G-CSF); etanercept; two relating to darbepoetin alfa; and hyperglycosylated erythropoietic proteins. Our principal European patent relating to erythropoietin expired on December 12, 2004 and our principal European patent relating to G-CSF expires on August 22, 2006. We believe that after the expiration of each of these patents, other companies could receive approval for and market follow-on or biosimilar products to each of these products in the EU; presenting additional competition to our products. (See “Our marketed products face substantial competition and other companies may discover, develop, acquire or commercialize products before or more successfully than we do.”) While we do not market erythropoietin in Europe as this right belongs to Johnson & Johnson (through KA), we do market Aranesp® in the EU, which competes with Johnson & Johnson’s and others’ erythropoietin products. We cannot predict with certainty when the next follow-on biologic or the first biosimilar products could appear on the market in the EU. However, we expect that the next follow-on biologic or first biosimilar erythropoietin product will be approved in the EU by the end of 2006. We believe that the EU is currently in the process of developing regulatory guidelines related to the development and approval of biosimilar products. Based on the process and timing outlined by the European Agency for the Evaluation of Medical Products (EMEA), we believe product specific guidelines are likely to be finalized in November 2005. In July 2005, the EMEA issued clinical trial guidance for certain biosimilar products including erythropoeitins and granulocyte-colony stimulating factors, which guidance recommends that applicants seeking approval of such biosimilar products conduct fairly extensive pharmacodynamic, toxicological, clinical safety studies and a pharmacovigilance program. In October 2005, the EMEA confirmed that follow-on or biosimilar products will be approved under a different legal pathway than the one applicable to generics of small molecule drugs.
     Difficulties, disruptions or delays in manufacturing may limit supply of our products and limit our product sales.
     We currently manufacture and market all our principal products, and we plan to manufacture and market many of our potential products. Manufacturing biologic human therapeutic products is difficult, complex and highly regulated. (See “—Our current products and products in development cannot be sold if we do not maintain regulatory approval.) Our ability to adequately and timely manufacture and supply our products is impacted by many manufacturing variables, such as facility capacity, the timing and actual number of production runs, production success rates, bulk drug yields, and the timing and outcome of product quality testing. If we have problems in one or more of these or other manufacturing variables, we may experience delayed shipments, supply constraints, stock-outs and/or product recalls of our products. For example, in the second quarter of 2002, the prior co-marketers with respect to ENBREL®, experienced a brief period where no ENBREL® was available to fill patient prescriptions, primarily due to variation in the expected production yield from BI Pharma, our primary third-party manufacturer of ENBREL®. If we are at any time unable to provide an uninterrupted supply of our products to patients, we may lose patients, physicians may elect to prescribe competing therapeutics instead of our products, and sales of our products will be adversely affected, which could materially and adversely affect our results of operations.
We are dependent on third parties for a significant portion of our bulk supply and the formulation, fill, and finish of ENBREL®.
     We currently produce a substantial portion of annual ENBREL® supply at our Rhode Island manufacturing facilities. However, we also depend on third parties for a significant portion of our ENBREL® bulk supply as well as for the formulation, fill, and finish of ENBREL® that we manufacture. BI Pharma is our third-party manufacturer of ENBREL® bulk drug; accordingly, our U.S. and Canadian supply of ENBREL® is currently significantly dependent on BI Pharma’s production schedule for ENBREL®. We would be unable to produce ENBREL® in sufficient quantities to substantially offset shortages in BI Pharma’s scheduled production if BI Pharma or other third-party manufacturers used for the formulation, fill, and finish of ENBREL® bulk drug were to cease or interrupt production or services or otherwise fail to supply materials, products, or services to us for any reason, including due to labor shortages or disputes, due to regulatory requirements or action, or due to contamination of product lots or product recalls. This in turn could materially reduce our ability to satisfy demand for ENBREL®, which could materially and adversely affect our operating results. Factors that will affect our actual supply of ENBREL® at any time include, without limitation, the following:
•	BI Pharma does not produce ENBREL® continuously; rather, it produces the bulk drug substance through a series of periodic campaigns throughout the year. Our Rhode Island manufacturing facilities are currently dedicated to ENBREL® production. The amount of commercial inventory available to us at any time depends on a variety of factors, including the timing and actual number of BI Pharma’s production runs, the actual number of runs at our Rhode Island manufacturing facilities, and, for either the Rhode Island or BI Pharma facilities, the level of production yields and success rates, the timing and outcome of product quality testing, and the amount of formulation, fill, and finish capacity.

•	BI Pharma schedules the vialing production runs for ENBREL® in advance, based on the expected timing and yield of bulk drug production runs. Therefore, if BI Pharma realizes production yields beyond expected levels, or provides additional manufacturing capacity for ENBREL®, it may not have sufficient vialing capacity for all of the ENBREL® bulk drug that it produces. As a result, even if we are able to increase our supply of ENBREL® bulk drug, BI Pharma may not be able to formulate, fill, and finish the extra bulk drug in time to prevent any supply interruptions.
     We are dependent on third parties for some formulation, fill, and finish of ENBREL® bulk drug substance manufactured at our Rhode Island facilities. If third-party formulation, fill, and finish manufacturers are unable to provide sufficient capacity or are otherwise unable to provide services to us, then supply of ENBREL® could be adversely affected.
     Under a collaboration and global supply agreement, we and Wyeth share the total worldwide supply of ENBREL® produced by Amgen’s Rhode Island manufacturing facilities, BI Pharma and Wyeth’s manufacturing facility in Ireland. Our ENBREL® supply forecasts rely on certain assumptions of how much ENBREL® each of these manufacturing facilities is expected to produce. If any of these manufacturing facilities are unable to produce in accordance with our expectations, the worldwide supply of ENBREL® could be adversely affected. In such cases, we may be required to allocate supply for Wyeth’s benefit. To the extent that there is a shortfall in worldwide production expectations, our supply of ENBREL® could be adversely affected.
We formulate, fill, and finish substantially all our products at our Puerto Rico manufacturing facility; if significant natural disasters or production failures occur at this facility, we may not be able to supply these products.
     We currently perform all of the formulation, fill, and finish for EPOGEN®, Aranesp®, NEUPOGEN® and Neulasta® and some formulation, fill, and finish operations for ENBREL® at our manufacturing facility in Juncos, Puerto Rico. Our global supply of these products is dependent on the uninterrupted and efficient operation of this facility. Additionally, to keep up with the growing demand for our products, we are operating this facility at nearly full production capacity. Power failures, the breakdown, failure or substandard performance of equipment, the improper installation or operation of equipment, natural or other disasters, including hurricanes, or failures to comply with regulatory requirements, including those of the FDA, among others, could adversely affect our formulation, fill, and finish operations. As a result, we may be unable to supply these products, which could adversely and materially affect our product sales. Although we have obtained limited insurance to protect against certain business interruption losses, there can be no assurance that such coverage will be adequate or that such coverage will continue to remain available on acceptable terms, if at all. The extent of the coverage of our insurance could limit our ability to mitigate for lost sales and could result in such losses materially and adversely affecting our operating results.

Our marketed products face substantial competition and other companies may discover, develop, acquire or commercialize products before or more successfully than we do.
     We operate in a highly competitive environment. Our products compete with other products or treatments for diseases for which our products may be indicated. For example, ENBREL® competes in certain circumstances with products marketed by Biogen IDEC Inc., Centocor, Inc., Johnson & Johnson, Abbott Laboratories, Genentech, Inc., Pfizer Inc., Novartis Corp., and Sanofi-Aventis, as well as the generic drug methotrexate, and may face competition from other potential therapies being developed. Additionally, Aranesp® competes with products marketed by Johnson & Johnson in the United States and the EU and with products marketed by Roche in the EU. Also, Aranesp® may face competition in the EU from another Epoetin alfa product produced by Shire Pharmaceuticals Group plc in 2006. Further, if our currently marketed products are approved for new uses, or if we sell new products, we may face new, additional competition that we do not face today. Additionally, some of our competitors, including biotechnology and pharmaceutical companies, market products or are actively engaged in research and development in areas where we have products or where we are developing product candidates or new indications for existing products. In the future, we expect that our products will compete with new drugs currently in development, drugs approved for other indications that may be approved for the same indications as those of our products, and drugs approved for other indications that are used off-label. Our principal European patent relating to erythropoietin expired on December 12, 2004 and our principal European patent relating to G-CSF expires on August 22, 2006. We believe that after the expiration of each of these patents, other companies could receive approval for and market follow-on biologics or biosimilar products to each of these products in the EU; presenting additional competition to our products. While we do not market erythropoietin in Europe as this right belongs to Johnson & Johnson (through KA), we do market Aranesp® in the EU, which competes with Johnson & Johnson’s and others’ erythropoietin products. We cannot predict with certainty when the next follow-on biologic or first biosimilar products could appear on the market in the EU. However, we expect that the first follow-on or biosimilar erythropoietin product will be approved in the EU by the end of 2006. We cannot predict whether or to what extent the entry of follow-on biologics or biosimilar products would impact future Aranesp®, Neulasta® or NEUPOGEN® sales in the EU. Our products may compete against products that have lower prices, superior performance, are easier to administer, or that are otherwise competitive with our products. Our inability to compete effectively could adversely affect product sales. We believe that the EU is currently in the process of developing regulatory guidelines related to the development and approval of biosimilar products. Based on the process and timing outlined by the EMEA, we believe product specific guidelines are likely to be finalized in November 2005. In July 2005, the EMEA issued clinical trial guidance for certain biosimilar products including erythropoietins and granulocyte-colony stimulating factors, which guidance recommends that applicants seeking approval of such biosimilar products conduct pharmacodynamic, toxicological, clinical safety studies and a fairly extensive pharmacovigilance program. In October 2005, the EMEA confirmed that follow-on or biosimilar products will be approved under a different legal pathway than the one applicable to generics of small molecule drugs.
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
     We have had an aggressive growth plan that has included substantial and increasing investments in research and development, sales and marketing, and facilities. We plan to continue to grow and our plan has a number of risks, some of which we cannot control. For example:
•	we need to generate higher revenues to cover a higher level of operating expenses, and our ability to do so may depend on factors that we do not control

•	we need to attract and retain highly qualified management, scientific, manufacturing and sales and marketing personnel

•	we will need to assimilate new staff members and we will need to manage complexities associated with a larger and faster growing organization

•	we will need to significantly expand our clinical development resources to manage and execute increasingly larger and more complex clinical trials

•	we will need to accurately anticipate demand for the products we manufacture and maintain adequate manufacturing capacity, and our ability to do so may depend on factors that we do not control

•	we will need to start up and operate a number of new manufacturing facilities, which may result in temporary inefficiencies and higher cost of goods
     Of course, there may be other risks and we cannot guarantee that we will be able to successfully manage these or other risks. If we fail to manage our growth in these ways or others, such failure could result in a material adverse affect on our results of operations.
Certain of our raw materials, medical devices and components are single-sourced from third parties; third-party supply failures could adversely affect our ability to supply our products.
     Certain raw materials necessary for commercial manufacturing and formulation of our products are provided by single-source unaffiliated third-party suppliers. Also, certain medical devices and components necessary for formulation, fill, and finish of our products are provided by single-source unaffiliated third-party suppliers. Certain of these raw materials, medical devices, and components are the proprietary products of these unaffiliated third-party suppliers and, in some cases, such proprietary products are specifically cited in our drug application with the FDA so that they must be obtained from that specific sole source and could not be obtained from another supplier unless and until the FDA approved that other supplier. We would be unable to obtain these raw materials, medical devices, or components for an indeterminate period of time if these third-party single-source suppliers were to cease or interrupt production or otherwise fail to supply these materials or products to us for any reason, including due to regulatory requirements or action, due to adverse financial developments at or affecting the supplier, due to unexpected demand, or due to labor shortages or disputes. We would also be unable to obtain these materials, devices and components for an indeterminate period of time if such supply was subsequently found to not be in compliance with our quality standards or resulted in quality failures or product contamination and/or recall when used to manufacture, formulate, fill, or finish our products. These events could materially and adversely affect our ability to satisfy demand for our products, which could materially and adversely affect our operating results.
     Also, certain of the raw materials required in the commercial manufacturing and the formulation of our products are derived from biological sources, including mammalian tissues, bovine serum and human serum albumin, or HSA. We are investigating alternatives to certain biological sources. Raw materials may be subject to contamination and/or recall. Also, some countries in which we market our products may restrict the use of certain biologically derived substances in the manufacture of drugs. A material shortage, contamination, recall, and/or restriction of the use of certain biologically derived substances in the manufacture of our products could adversely impact or disrupt our commercial manufacturing of our products or could result in a mandated withdrawal of our products from the market. This could adversely affect our ability to satisfy demand for our products, which could materially and adversely affect our operating results.
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
     Several of our product candidates have failed or been discontinued at various stages in the product development process, including, but not limited to, Brain Derived Neurotrophic Factor (“BDNF”), Megakaryocyte Growth and Development Factor (“MGDF”), and Glial Cell Lined-Derived Neurotrophic Factor (“GDNF”). For example, in 1997, we announced the failure of BDNF for the treatment of amyotrophic lateral sclerosis, or Lou Gehrig’s Disease, because the product candidate, when administered by injection, did not produce acceptable clinical results for a specific use after a phase 3 trial, even though BDNF had progressed successfully through preclinical and earlier clinical trials. In addition, in 1998, we discontinued development of MGDF, a novel platelet growth factor, at the phase 3 trial stage after several people in platelet donation trials developed low platelet counts and neutralizing antibodies. Also, in June 2004, we announced that the phase 2 study of GDNF for the treatment of advanced Parkinson’s disease did not meet the primary study endpoint upon completion of nine months of the double-blind treatment phase of the study even though a small phase 1 pilot investigator initiated open label study over a three year period appeared to result in improvements for advanced Parkinson’s disease patients. Subsequently, in the fall of 2004 we discontinued clinical development of GDNF in patients with advanced Parkinson’s disease after several patients in the phase 2 study developed neutralizing antibodies and new preclinical data showed that GDNF caused irreversible damage to the area of the brain critical to movement control and coordination. On February 11, 2005, we confirmed our previous decision to halt clinical trials and, as a part of that decision and based on thorough scientific review, we also concluded that we will not provide GDNF to the 48 patients who participated in clinical trials that were terminated in the fall of 2004. Of course, there may be other factors that prevent us from marketing a product. We cannot guarantee we will be able to produce or manufacture commercially successful products. (See “—Difficulties, disruptions or delays in manufacturing may limit supply of our products and limit our product sales.”) Further, clinical trial results are frequently susceptible to varying interpretations by scientists, medical personnel, regulatory personnel, statisticians, and others, which may delay, limit, or prevent further clinical development or regulatory approvals of a product candidate. Also, the length of time that it takes for us to complete clinical trials and obtain regulatory approval for product marketing has in the past varied by product and by the intended use of a product. We expect that this will likely be the case with future product candidates and we cannot predict the length of time to complete necessary clinical trials and obtain regulatory approval. (See “—Our current products and products in development cannot be sold if we do not maintain regulatory approval.”)
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
     We and certain of our subsidiaries are involved in legal proceedings relating to various patent matters, government investigations, our business operations, and other legal proceedings that arise from time to time in the ordinary course of our business. Matters required to be disclosed by us are set forth in “Item 3. Legal Proceedings” in our Form 10-K for the year ended December 31, 2004 and are updated as required in subsequently filed Form 10-Qs. Litigation is inherently unpredictable, and the outcome can result in excessive verdicts and/or injunctive relief that affects how we operate our business. Consequently, it is possible that we could, in the future, incur judgments or enter into settlements of claims for monetary damages or change the way we operate our business, which could have a material adverse effect on our results of operations (in the case of monetary damages, in the period in which such damages are incurred).
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
     Our stock price, like that of other biotechnology companies, is highly volatile. For example, in the fifty-two weeks prior to October 14, 2005, the trading price of our common stock has ranged from a high of $86.92 per share to a low of $52.00 per share. Our stock price may be affected by a number of factors, such as:
•	changes in reimbursement policies or medical practices

•	adverse developments regarding the safety or efficacy of our products

•	clinical trial results

•	actual or anticipated product supply constraints

•	product development announcements by us or our competitors

•	regulatory matters or actions

•	announcements in the scientific and research community

•	intellectual property and legal matters

•	broader economic, industry and market trends unrelated to our performance
     In addition, if our revenues, earnings or other financial results in any period fail to meet the investment community’s expectations, there could be an immediate adverse impact on our stock price.
Our corporate compliance program cannot guarantee that we are in compliance with all potentially applicable federal and state regulations.
     The development, manufacturing, distribution, pricing, sales, marketing, and reimbursement of our products, together with our general operations, is subject to extensive federal and state regulation in the U.S. and to extensive regulation in foreign countries. (See “—Our current products and products in development cannot be sold if we do not maintain regulatory approval.” and “—Difficulties, disruptions or delays in manufacturing may limit supply of our products and limit our product sales.” and “—We may be required to perform additional clinical trials or change the labeling of our products if we or others identify side effects after our products are on the market.”) While we have developed and instituted a corporate compliance program based on current best practices, we cannot assure you that we or our employees are or will be in compliance with all potentially applicable U.S. federal and state regulations and/or laws or all potentially applicable foreign regulations and/or laws. If we fail to comply with any of these regulations and/or laws a range of actions could result, including, but not limited to, the termination of clinical trials, the failure to approve a product candidate, restrictions on our products or manufacturing processes, including withdrawal of our products from the market, significant fines, exclusion from government healthcare programs, or other sanctions or litigation.
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
     Government agencies promulgate regulations and guidelines directly applicable to us and to our products. However, professional societies, practice management groups, private health/science foundations, and organizations involved in various diseases from time to time may also publish guidelines or recommendations to the health care and patient communities. Recommendations of government agencies or these other groups/organizations may relate to such matters as usage, dosage, route of administration, and use of related therapies. Organizations like these have in the past made recommendations about our products. Recommendations or guidelines that are followed by patients and health care providers could result in decreased use of our products. For example, we understand that the Agency for Healthcare Research and Quality (AHRQ) is currently preparing a report on erythropoietic stimulating proteins used in cancer treatment. To the extent that the report makes recommendations on the use of Aranesp®, use of this product could be affected. In addition, the perception by the investment community or stockholders that recommendations or guidelines will result in decreased use of our products could adversely affect prevailing market prices for our common stock.
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

Item 4. Controls and Procedures
     We maintain “disclosure controls and procedures”, as such term is defined under Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in Amgen’s Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to Amgen’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, Amgen’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and in reaching a reasonable level of assurance Amgen’s management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation under the supervision and with the participation of our management, including Amgen’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Amgen’s disclosure controls and procedures. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2005.
     Further, management determined that, as of September 30, 2005, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter then ended that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     Certain of our legal proceedings are reported in our Annual Report on Form 10-K for the year ended December 31, 2004, with material developments since that report described in our Quarterly Report on Form 10-Q for the quarterly periods ended March 31, 2005 and June 30, 2005, and below. While it is impossible to predict accurately or to determine the eventual outcome of these matters, we do not believe any such proceedings currently pending will have a material adverse effect on our annual Consolidated Financial Statements, although an adverse resolution in any reporting period of one or more of the proceedings could have a material impact on the results of operations for that period.
Average Wholesale Price Litigation
     Commonwealth of Pennsylvania v. TAP Pharmaceutical Products, Inc., et al., State of Wisconsin v. Amgen, Inc., et al. and State of Alabama v. Abbott Laboratories, Inc., et. al. All cases have been remanded to state court, the Commonwealth Court for Pennsylvania in Harrisburg, Pennsylvania, the Circuit Court for Dane County, Wisconsin and the Circuit Court of Montgomery County, Alabama, respectively.
     Commonwealth of Kentucky v. Alpharma, Inc., et al. and People of State of Illinois v. Abbott, et. al. Hearings have been scheduled before the Joint Panel on Multidistrict Litigation on plaintiffs’ opposition to the proposed transfer of the cases to the MDL proceeding in Boston.
     State of California ex rel. Ven-A-Care of the Florida Keys, Inc v. Abbott Laboratories, Inc., et al. On or about August 24, 2005, the State of California filed a First Amended Complaint naming Amgen and Immunex, together with many other pharmaceutical manufacturers, as defendants. The amended complaint was filed in the MDL proceedings in Boston and broadly alleges that Amgen and Immunex, together with many other pharmaceutical manufacturers, reported prices for certain products in a manner that allegedly inflated reimbursement under Medi-Cal, California’s state Medicaid program.
Ortho Biotech Litigation
     On October 11, 2005, Ortho Biotech Products, L.P. (“Ortho”) filed suit in the United States District Court for the District of New Jersey against Amgen alleging violations of Sections 1 and 2 of the Sherman Act, §15 U.S.C. Sections 1 and 2. The complaint seeks a preliminary injunction enjoining Amgen from offering discounts to oncology clinics on its G-CSF products (NEUPOGEN® and Neulasta®) and Aranesp®, if customers purchase certain amounts of both types of products. Ortho also seeks a permanent injunction against such discounts, as well as damages it has allegedly sustained by virtue of Amgen’s contracting program. The court has ordered completion of discovery on Ortho’s preliminary injunction motion by March 10, 2006 and an additional period for briefing, before deciding whether an evidentiary hearing on that motion will be necessary.
State of Mississippi v. Abbott Laboratories, Inc., et al.
     On or about October 20, the State of Mississippi filed a complaint naming Amgen and Immunex, along with several other pharmaceutical manufacturers, as defendants in this litigation. The complaint was filed in the Chancery Court of Hinds County, Mississippi, First Judicial District. The complaint alleges that Amgen and Immunex, together with many other pharmaceutical manufacturers, reported prices for certain products in a manner that allegedly inflated reimbursement under the Mississippi state Medicaid program.
Amgen Inc. v. F. Hoffmann-LaRoche Ltd., et al.
     On November 8, 2005, Amgen filed a lawsuit in the United States District Court in Boston, Massachusetts against F. Hoffmann-LaRoche Ltd., Roche Diagnostics GmbH, and Hoffmann-LaRoche, Inc. seeking a declaration by the Court that defendants’ importation, use, sale or offer to sell a pegylated version of recombinant human erythropoietin infringes Amgen’s patents. Amgen alleges infringement of six of its U.S. Patents that claim erythropoietin products (“EPO”), pharmaceutical compositions, and processes for making erythropoietin, specifically U.S. Patent Nos. 5,756,349, 5,621,080, 5,618,698, 5,955,422, 5,547,933 and 5,441,868. Amgen is seeking a permanent injunction preventing the defendants from making, importing, using, offering for sale or selling recombinant human EPO, including pegylated EPO, in the United States.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities
     During the three months ended September 30, 2005, we had one outstanding stock repurchase program. The amount we spend and the number of shares repurchased varies based on a variety of factors including the stock price and blackout periods in which we are restricted from repurchasing shares. Repurchases under our stock repurchase program reflect, in part, our confidence in the long-term value of Amgen common stock. A summary of our repurchase activity for the three months ended September 30, 2005 is as follows:

			Total Number
			of Shares	Maximum $ Value
	Total Number	Average	Purchased as Part	that May Yet Be
	of Shares	Price Paid	of Publicly	Purchased Under the
	Purchased	per Share	Announced Programs	Programs
July 1 - July 31	2,976,535	$81.05	2,976,000	$3,302,727,763
August 1 - August 31	6,297,500	80.83	6,297,500	2,793,710,384
September 1 - September 30	235,408	79.94	235,200	2,774,909,357

Total	9,509,443	$80.87	9,508,700

(1)	The difference between total number of shares purchased and the total number of shares purchased as part of publicly announced programs is due to repurchases of common stock from certain employees in connection with their exercise of stock options issued prior to June 23, 1998 as well as shares of common stock withheld by us for the payment of taxes upon vesting of certain employees’ restricted stock.
     On August 17, 2005, the Company issued $94,000,000 principal amount at maturity of its Zero Coupon Convertible Notes due 2032 (the “New Notes”) in exchange for a like principal amount at maturity of its outstanding Liquid Yield Option Notes due 2032 (the “Old Notes”). The New Notes were issued under an Indenture (the “Indenture”) dated as of May 6, 2005 between the Company and LaSalle Bank National Association, as trustee.
     The New Notes were issued solely to an existing security holder pursuant to an exemption from registration under Section 3(a)(9) of the Securities Act of 1933, as amended (the “Act”). The Company did not pay or give, directly or indirectly, any commission or other remuneration in connection with the exchange of the Old Notes for the New Notes.
     The New Notes are part of the same class of securities as the Zero Coupon Convertible Notes due 2032 issued by the Company on May 6, 2005 pursuant to an exchange offer registered under the Act. The New Notes are convertible into the Company’s common stock. The Indenture which governs the New Notes contains the terms of conversion of the New Notes.
Item 6. Exhibits
     (a) Reference is made to the Index to Exhibits included herein.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Amgen Inc.
(Registrant)

Date: November 8, 2005	By:	/s/ Richard D. Nanula
Richard D. Nanula
Executive Vice President
and Chief Financial Officer

AMGEN INC.
INDEX TO EXHIBITS

Exhibit No.	Description
3.1	Restated Certificate of Incorporation as amended. (9)
3.2	Certificate of Amendment of Restated Certificate of Incorporation. (19)
3.3	Amended and Restated Bylaws of Amgen Inc. (as amended and restated May 11, 2005). (56)
3.4	Certificate of Designations of Series A Junior Participating Preferred Stock. (22)
4.1	Indenture dated January 1, 1992 between the Company and Citibank N.A., as trustee. (3)
4.2	6.50% Notes Due December 1, 2007. (11)
4.3	First Supplemental Indenture, dated February 26, 1997, to Indenture, dated January 1, 1992, between the Company and Citibank N.A., as trustee. (6)
4.4	Officer’s Certificate pursuant to Sections 2.1 and 2.3 of the Indenture, dated as of January 1, 1992, as supplemented by the First Supplemental Indenture, dated as of February 26, 1997, each between Amgen Inc. and Citibank, N.A., as Trustee, establishing a series of securities entitled “6.50% Notes Due December 1, 2007” (11)
4.5	8-1/8% Debentures due April 1, 2097. (8)
4.6	Officer’s Certificate pursuant to Sections 2.1 and 2.3 of the Indenture, dated as of January 1, 1992, as supplemented by the First Supplemental Indenture, dated as of February 26, 1997, each between the Company and Citibank, N.A., as Trustee, establishing a series of securities entitled “8 1/8% Debentures due April 1, 2097.” (8)
4.7	Form of Liquid Yield Option™ Note due 2032. (29)
4.8	Indenture, dated as of March 1, 2002, between Amgen Inc. and LaSalle Bank National Association. (29)
4.9	Supplemental Indenture, dated as of March 2, 2005, between Amgen Inc. and LaSalle Bank National Association. (48)
4.10	Registration Rights Agreement, dated as of March 1, 2002, between Amgen Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated. (29)
4.11	Indenture, dated as of August 4, 2003, between the Company and JP Morgan Chase Bank, N.A., as trustee. (39)
4.12	Form of 4.00% Senior Note due 2009. (45)
4.13	Form of 4.85% Senior Notes due 2014. (45)
4.14	Officers Certificate of Amgen Inc. dated November 18, 2004, including forms of the Company’s 4.00% Senior Notes due 2009 and 4.85% Senior Notes due 2014. (45)
4.15	Registration Rights Agreement, dated as of November 18, 2004, among Amgen Inc. and Morgan Stanley & Co. and Merrill Lynch, Pierce, Fenner & Smith Incorporated as representatives of the several initial purchasers. (45)
4.16	Form of Zero Coupon Convertible Note due 2032 (54)
4.17	Indenture, dated as of May 6, 2005, between Amgen Inc. and LaSalle Bank National Association. (54)
10.1+	Corporate Commercial Paper — Master Note between and among Amgen Inc., as Issuer, Cede & Co., as nominee of The Depository Trust Company and Citibank, N.A. as Paying Agent. (12)
10.2+	Form of stock certificate for the common stock, par value $.0001 of the Company. (9)
10.3+	Amended and Restated 1991 Equity Incentive Plan (as of March 7, 2005). (49)
10.4+	Forms of Stock Option Grant Agreements and Restricted Stock Unit Agreements for the

Exhibit No.	Description
10.5+	Amended and Restated 1991 Equity Incentive Plan (Amended and Restated effective October 17, 2005). (57)
10.6+	Amgen Inc. Director Equity Incentive Program (Amended and Restated effective December 6, 2004). (46)
10.7+	Form of Restricted Stock Unit Agreement pursuant to the Director Equity Incentive Plan. (40)
10.8+	Amgen Inc. Amended and Restated 1997 Equity Incentive Plan (as of March 7, 2005). (49)
10.9+	Forms of Stock Option Grant Agreements and Restricted Stock Unit Agreements for the 1997 Equity Incentive Plan (Amended and Restated effective October 17, 2005). (57)
10.10+	Amended and Restated 1999 Equity Incentive Plan (as of March 7, 2005). (49)
10.11+	Forms of Stock Option Grant Agreements for 1999 Equity Incentive Plan (Amended and Restated October 17, 2005). (57)
10.13+	Amgen Inc. Amended and Restated Employee Stock Purchase Plan . (19)
10.14+	First Amendment, effective July 12, 2005, to the Amgen Inc. Amended and Restated Employee Stock Purchase Plan . (55)
10.15+	Amgen Retirement and Savings Plan (As Amended and Restated effective January 1, 2006). (57)
10.16+	Amgen Supplemental Retirement Plan (As Amended and Restated effective January 1, 2005). (44)
10.17+	First Amendment to Amgen Supplemental Retirement Plan. (57)
10.18+	Amgen Inc. Change of Control Severance Plan. (14)
10.19+	First Amendment to Amgen Inc. Change of Control Severance Plan. (19)
10.20+	Second Amendment to the Amgen Inc. Change of Control Severance Plan.(25)
10.21+	Third Amendment to the Amgen Inc. Change of Control Severance Plan. (50)
10.22+	Fourth Amendment to the Amgen Inc. Change of Control Severance Plan.(50)
10.23+	Fifth Amendment to the Amgen Inc. Change of Control Severance Plan. (46)
10.24+	Amgen Inc. Executive Incentive Plan. (30)
10.25+	First Amendment to the Amgen Inc. Executive Incentive Plan. (46)
10.26+	Amgen Inc. Executive Nonqualified Retirement Plan. (28)
10.27+	Amgen Nonqualified Deferred Compensation Plan (As Amended and Restated effective January 1, 2005). (44)
10.28+	First Amendment to Amgen Nonqualified Deferred Compensation Plan. (57)
10.29+	Amended and Restated Amgen Inc. Performance Award Program (Amended and Restated effective March 7, 2005). (49)
10.30+	Form of Performance Unit Agreement (Amended and Restated effective March 7, 2005). (49)
10.31+	Amended and Restated 1987 Directors’ Stock Option Plan of Amgen Inc. (7)
10.32+	2002 Special Severance Pay Plan for Amgen Employees. (35)
10.33+	Agreement between Amgen Inc. and Mr. George J. Morrow, dated March 3, 2001. (23)
10.34+	Promissory Note of Mr. George J. Morrow, dated March 11, 2001. (23)
10.35+	Agreement between Amgen Inc. and Dr. Roger M. Perlmutter, M.D., Ph.D., dated March 5, 2001. (23)
10.36+	Promissory Note of Dr. Roger M. Perlmutter, dated June 29, 2001. (24)
10.37+	Agreement between Amgen Inc. and Mr. Brian McNamee, dated May 5, 2001. (24)
10.38+	Promissory Note of Mr. Brian McNamee, dated May 30, 2001. (25)
10.39+	Restricted Stock Purchase Agreement between Amgen Inc. and Brian M. McNamee, dated March 3, 2003. (38)
10.40+	Agreement between Amgen Inc. and Mr. Richard Nanula, dated May 15, 2001. (24)
10.41+	Promissory Note of Mr. Richard Nanula, dated June 27, 2001. (24)
10.42+	Restricted Stock Purchase Agreement between Amgen Inc. and Mr. Richard Nanula,

Exhibit No.	Description
dated May 16, 2001. (25)
10.43+	Promissory Note of Dr. Hassan Dayem, dated July 10, 2002. (35)
10.44+	Amended and Restated Agreement between Amgen Inc. and David J. Scott, dated February 16, 2004. (40)
10.45	Product License Agreement, dated September 30, 1985, and Technology License Agreement, dated, September 30, 1985 between Amgen Inc. and Ortho Pharmaceutical Corporation. (19)
10.46	Shareholder’s Agreement of Kirin-Amgen, Inc., dated May 11, 1984, between the Company and Kirin Brewery Company, Limited. (22)
10.47	Amendment Nos. 1, 2, and 3, dated March 19, 1985, July 29, 1985 and December 19, 1985, respectively, to the Shareholder’s Agreement of Kirin-Amgen, Inc., dated May 11, 1984. (19)
10.48	Amendment Nos. 4, 5, 6, 7, 8, 9, 10 and 11 dated October 16, 1986 (effective July 1, 1986), December 6, 1986 (effective July 1, 1986), May 11, 1984, July 17, 1987 (effective April 1, 1987), May 28, 1993 (effective November 13, 1990), December 9, 1994 (effective June 14, 1994), March 1, 1996 and March 20, 2000 respectively, to the Shareholders Agreement of Kirin-Amgen, Inc. dated May 11, 1984. (22)
10.49	Amendment No. 12 dated January 31, 2001 to the Shareholders Agreement of Kirin-Amgen, Inc. dated May 11, 1984. (56)
10.50	Product License Agreement, dated September 30, 1985, and Technology License Agreement, dated September 30, 1985 between Kirin-Amgen, Inc. and Ortho Pharmaceutical Corporation. (19)
10.51	Research, Development Technology Disclosure and License Agreement PPO, dated January 20, 1986, by and between Amgen Inc. and Kirin Brewery Co., Ltd. (1)
10.52	Amendment, dated June 30, 1988, to Research, Development, Technology Disclosure and License Agreement: GM-CSF dated March 31, 1987, between Kirin Brewery Company, Limited and Amgen Inc. (2)
10.53	Assignment and License Agreement, dated October 16, 1986, between Amgen Inc. and Kirin-Amgen, Inc. (22)
10.54	G-CSF United States License Agreement dated June 1, 1987 (effective July 1, 1986), Amendment No. 1 dated October 20, 1988 and Amendment No. 2 dated October 17, 1991 (effective November 13, 1990) between Kirin-Amgen, Inc. and Amgen Inc. (22)
10.55	G-CSF European License Agreement, dated December 30, 1986, Amendment No. 1 dated June 1, 1987, Amendment No. 2 dated March 15, 1998, Amendment No. 3 dated October 20, 1988, and Amendment No. 4 dated December 29, 1989 between Kirin-Amgen, Inc. and Amgen Inc. (22)
10.56	Partnership Purchase Agreement dated March 12, 1993, between Amgen Inc., Amgen Clinical Partners, L.P., Amgen Development Corporation, the Class A limited partners and the Class B limited partner. (4)
10.57	ENBREL® Supply Agreement among Immunex Corporation, American Home Products Corporation and Boehringer Ingelheim Pharma KG, dated as of November 5, 1998 (with certain confidential information deleted therefrom). (15)
10.58	Amendment No. 1 to the ENBREL® Supply Agreement among Immunex Corporation, American Home Products Corporation and Boehringer Ingelheim Pharma KG, dated June 27, 2000 (with certain confidential information deleted therefrom). (33)
10.59	Amendment No. 2 to the ENBREL® Supply Agreement among Immunex Corporation, American Home Products Corporation and Boehringer Ingelheim Pharma KG, dated June 3, 2002 (with certain confidential information deleted therefrom). (35)

Exhibit No.	Description
10.60	Amendment No. 3 to the ENBREL® Supply Agreement among Immunex Corporation, American Home Products Corporation and Boehringer Ingelheim Pharma KG, dated December 18, 2002 (with certain confidential information deleted therefrom). (37)
10.61	Amendment No. 4 to the ENBREL® Supply Agreement among Immunex Corporation, American Home Products Corporation and Boehringer Ingelheim Pharma KG, dated May 21, 2004. (56)
10.62*	Amendment No. 5 to the ENBREL® Supply Agreement among Immunex Corporation, American Home Products Corporation and Boehringer Ingelheim Pharma KG, dated August 30, 2005.
10.63	Agreement Regarding Governance and Commercial Matters by and among Wyeth (formerly American Home Products Corporation), American Cyanamid Company and Amgen Inc. dated December 16, 2001 (with certain confidential information deleted therefrom). (30)
10.64	Asset Purchase Agreement dated May 2, 2002, by and between Immunex Corporation and Schering Aktiengesellschaft (with certain confidential information deleted therefrom). (35)
10.65	Amendment No. 1 dated as of September 25, 2002 and Amendment No. 2 dated as of July 17, 2002 to the Asset Purchase Agreement dated as of September 25, 2002, by and between Immunex Corporation and Schering Aktiengesellschaft. (35)
10.66	Amended and Restated Promotion Agreement By and Among Wyeth, Amgen Inc. and Immunex Corporation entered into as of December 16, 2001 (with certain confidential information deleted therefrom). (30)
10.67	Description of Amendment No. 1 to Amended and Restated Promotion Agreement By and Among Wyeth, Amgen Inc. and Immunex Corporation, effective as of July 8, 2003 (with certain confidential information deleted therefrom). (40)
10.68	Description of Amendment No. 2 to Amended and Restated Promotion Agreement By and Among Wyeth, Amgen Inc. and Immunex Corporation, effective as of April 20, 2004. (42)
10.69	Description of Amendment No. 3 To Amended and Restated Promotion Agreement By and Among Wyeth, Amgen Inc. and Immunex Corporation, effective as of January 1, 2005, (with certain confidential information deleted therefrom). (53)
10.70	Amgen Inc. Credit Agreement, dated as of July 16, 2004, among Amgen Inc. the Banks therein named, Citibank N.A., as Issuing Bank, Citicorp USA, Inc., as Administrative Agent and Barclays Bank PLC, as Syndication Agent. (43)
10.71	Purchase Agreement, dated as of November 15, 2004, among Amgen Inc. and Morgan Stanley & Co. and Merrill Lynch, Pierce, Fenner & Smith Incorporated as representatives of the several initial purchasers. (45)
31*	Rule 13a-14(a) Certifications.
32**	Section 1350 Certifications.

(*	= filed herewith)

(**	= furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended)

(+	= management contract or compensatory plan or arrangement.)

(1)	Filed as an exhibit to Amendment No. 1 to Form S-1 Registration Statement (Registration No. 33-3069) on March 11, 1986 and incorporated herein by reference.

(2)	Filed as an exhibit to Form 8 amending the Quarterly Report on Form 10-Q for the quarter ended June 30, 1988 on August 25, 1988 and incorporated herein by reference.

(3)	Filed as an exhibit to Form S-3 Registration Statement dated December 19, 1991 and incorporated herein by reference.

(4)	Filed as an exhibit to the Form 8-A dated March 31, 1993 and incorporated herein by reference.

(5)	Filed as an exhibit to the Form 10-Q for the quarter ended September 30, 1996 on November 5, 1996 and incorporated herein by reference.

(6)	Filed as an exhibit to the Form 8-K Current Report dated March 14, 1997 on March 14, 1997 and incorporated herein by reference.

(7)	Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1996 on March 24, 1997 and incorporated herein by reference.

(8)	Filed as an exhibit to the Form 8-K Current Report dated April 8, 1997 on April 8, 1997 and incorporated herein by reference.

(9)	Filed as an exhibit to the Form 10-Q for the quarter ended March 31, 1997 on May 13, 1997 and incorporated herein by reference.

(10)	Filed as an exhibit to the Form 10-Q for the quarter ended June 30, 1997 on August 12, 1997 and incorporated herein by reference.

(11)	Filed as an exhibit to the Form 8-K Current Report dated and filed on December 5, 1997 and incorporated herein by reference.

(12)	Filed as an exhibit to the Form 10-Q for the quarter ended March 31, 1998 on May 13, 1998 and incorporated herein by reference.

(13)	Filed as an exhibit to the Form 10-Q for the quarter ended June 30, 1998 on August 14, 1998 and incorporated herein by reference.

(14)	Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1998 on March 16, 1999 and incorporated herein by reference.

(15)	Filed as an exhibit to the Annual Report on Form 10-K of Immunex Corporation for the year ended December 31, 1998.

(16)	Filed as an exhibit to the Form S-8 dated March 17, 1999 and incorporated herein by reference.

(17)	Filed as an exhibit to the Form 10-Q for the quarter ended June 30, 1999 on August 3, 1999 and incorporated herein by reference.

(18)	Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1999 on March 7, 2000 and incorporated herein by reference.

(19)	Filed as an exhibit to the Form 10-Q for the quarter ended June 30, 2000 on August 1, 2000 and incorporated herein by reference.

(20)	Filed as an exhibit to the Form 10-Q for the quarter ended September 30, 2000 on November 14, 2000 and incorporated herein by reference.

(21)	Filed as an exhibit to the Form 8-K Current Report dated December 13, 2000 on December 18, 2000 and incorporated herein by reference.

(22)	Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2000 on March 7, 2001 and incorporated herein by reference.

(23)	Filed as an exhibit to the Form 10-Q for the quarter ended March 31, 2001 on May 14, 2001 and incorporated herein by reference.

(24)	Filed as an exhibit to the Form 10-Q for the quarter ended June 30, 2001 on July 27, 2001 and incorporated herein by reference.

(25)	Filed as an exhibit to the Form 10-Q for the quarter ended September 30, 2001 on October 26, 2001 and incorporated herein by reference.

(26)	Filed as an exhibit to the Form 8-K Current Report dated December 16, 2001 on December 17, 2001 and incorporated herein by reference.

(27)	Filed as an exhibit to the Form S-4 Registration Statement dated January 31, 2002 and incorporated herein by reference.

(28)	Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2001 on February 26, 2002 and incorporated herein by reference.

(29)	Filed as an exhibit to the Form 8-K Current Report dated February 21, 2002 on March 1, 2002 and incorporated herein by reference.

(30)	Filed as an exhibit to Amendment No. 1 to the Form S-4 Registration Statement dated March 22, 2002 and incorporated herein by reference.

(31)	Filed as an exhibit to the Form 10-Q for the quarter ended March 31, 2002 on April 29, 2002 and incorporated herein by reference.

(32)	Filed as an exhibit to the Post-effective Amendment No. 1 to the Form S-4 Registration Statement dated July 15, 2002 and incorporated herein by reference.

(33)	Filed as an exhibit to Form 8-K Current Report of Immunex Corporation dated April 12, 2002 on May 7, 2002 and incorporated herein by reference.

(34)	Filed as an exhibit to the Form 10-Q of Immunex Corporation for the quarter ended June 30, 2000.

(35)	Filed as an exhibit to the Form 10-Q for the quarter ended June 30, 2002 on August 13, 2002 and incorporated herein by reference.

(36)	Filed as an exhibit to the Form 10-Q for the quarter ended September 30, 2002 on November 5, 2002 and incorporated herein by reference.

(37)	Filed as an exhibit to the Form 10-K for the year ended December 31, 2002 on March 10, 2003 and incorporated herein by reference.

(38)	Filed as an exhibit to the Form 10-Q for the quarter ended June 30, 2003 on July 30, 2003 and incorporated herein by reference.

(39)	Filed as an exhibit to Form S-3 Registration Statement dated August 4, 2003 and incorporated herein by reference.

(40)	Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2003 on March 11, 2004 and incorporated herein by reference.

(41)	Filed as an exhibit to the Form S-4 dated April 26, 2004 and incorporated herein by reference.

(42)	Filed as an exhibit to the Form S-4/A dated June 29, 2004 and incorporated herein by reference.

(43)	Filed as an exhibit to the Form 10-Q for the quarter ended June 30, 2004 on August 6, 2004 and incorporated herein by reference.

(44)	Filed as an exhibit to the Form 8-K Current Report dated October 5, 2004 on October 12, 2004 and incorporated herein by reference.

(45)	Filed as an exhibit to Form 8-K dated November 15, 2004 and incorporated herein by reference.

(46)	Filed as an exhibit to Form 8-K dated December 6, 2004 and incorporated herein by reference.

(47)	Filed as an exhibit to Form S-8 dated August 16, 2004 and incorporated herein by reference.

(48)	Filed as an exhibit to Form 8-K dated March 2, 2005 and incorporated herein by reference.

(49)	Filed as an exhibit to Form 8-K dated March 7, 2005 and incorporated herein by reference.

(50)	Filed as an exhibit to Form 10-K for the year ended December 31, 2004 on March 9, 2005 and incorporated herein by reference.

(51)	Filed as an exhibit to Form S-4 dated March 14, 2005 and incorporated by reference.

(52)	Filed as an exhibit to Form S-4 dated April 5, 2005 and incorporated by reference.

(53)	Filed as an exhibit to Form 10-Q for the quarter ended March 31, 2005 on May 4, 2005 and incorporated herein by reference.

(54)	Filed as an exhibit to Form 8-K dated May 5, 2005 and incorporated herein by reference.

(55)	Filed as an exhibit to Form 8-K dated July 11, 2005 and incorporated herein by reference.

(56)	Filed as an exhibit to Form 10-Q for the quarter ended June 30, 2005 on August 8, 2005 and incorporated herein by reference.

(57)	Filed as an exhibit to Form 8-K dated October 19, 2005 and incorporated herein by reference.