Form 10-K
period 2005-12-31
AMGEN INC
filed 2006-03-10
CIK 318154

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-12477

Amgen Inc.

(Exact name of registrant as specified in its charter)

Delaware	95-3540776
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
One Amgen Center Drive,	91320-1799
Thousand Oaks, California	(Zip Code)
(Address of principal executive offices)

(805) 447-1000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(g) of the Act:
Common stock, $0.0001 par value; preferred share purchase rights;
Contractual contingent payment rights

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities act. Yes ☒   No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filed. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filed. ☒	Accelerated Filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐   No ☒

The approximate aggregate market value of voting and non-voting stock held by non-affiliates of the registrant was $74,237,828,127 as of June 30, 2005(A)

(A)           Excludes 2,740,144 shares of common stock held by directors and officers, and any stockholders whose ownership exceeds five percent of the shares outstanding, at June 30, 2005. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, directly or indirectly, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

1,184,633,787

(Number of shares of common stock outstanding as of February 28, 2006)

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the registrant’s Proxy Statement with respect to the 2006 Annual Meeting of stockholders to be held May 10, 2006 are incorporated by reference into Part III of this annual report.

PART I

Item 1.                        BUSINESS

Overview

Amgen Inc. (including its subsidiaries, “Amgen”) was incorporated in 1980 and is a global biotechnology company that discovers, develops, manufactures, and markets human therapeutics based on advances in cellular and molecular biology. We operate in one business segment — human therapeutics.

We market human therapeutic products in the areas of inflammation, nephrology, and supportive cancer care. Our principal products include Aranesp® (darbepoetin alfa), EPOGEN® (Epoetin alfa), Neulasta® (pegfilgrastim), NEUPOGEN® (Filgrastim), and Enbrel® (etanercept), which is marketed under a co-promotion agreement with Wyeth in the United States and Canada. Aranesp® and EPOGEN® stimulate the production of red blood cells to treat anemia. Neulasta® and NEUPOGEN® selectively stimulate the production of neutrophils, one type of white blood cell that helps the body fight infections. ENBREL blocks the biologic activity of tumor necrosis factor (“TNF”) by competitively inhibiting TNF, a substance induced in response to inflammatory and immunological responses, such as rheumatoid arthritis and psoriasis. For the years ended December 31, 2005, 2004, and 2003, our principal products represented 98%, 99%, and 99% of total product sales, respectively.

We maintain sales and marketing forces in the United States, Europe, Canada, and Australia. We market our principal products to healthcare providers including clinics, dialysis centers, hospitals, and pharmacies. In addition, we have entered into licensing and/or co-promotion agreements to market our principal products in certain geographic areas. In the United States, we sell primarily to wholesale distributors. Outside the United States, we sell principally to hospitals and/or wholesalers depending upon the distribution practice in each country. Sales of our principal products are dependent, in part, on the availability and extent of reimbursement from third-party payers, including governments and private insurance plans. Further, competition in all areas of our business is intense and is expected to increase.

We focus our research and development (“R&D”) efforts on novel therapeutics for the treatment of grievous illness in the areas of inflammation, oncology and hematology, neuroscience and metabolic disorders. Our research takes a “modality-independent” approach to drug discovery, in which we choose the best possible approach to block a specific disease process before considering the type of drug (modality) that may be required to pursue that approach. We are studying molecules in the areas of proteins, monoclonal antibodies, peptibodies, and small molecules. We have research facilities in the United States as well as a small center in Germany, and have clinical development staff in the United States, Europe, Canada, Australia, and Japan. To enhance our internal R&D efforts, we have acquired companies, acquired and licensed certain product and technology rights and have established R&D collaborations. Our R&D efforts are significant and are expected to continue to grow significantly in support of our pipeline, especially in the number, size, duration, and complexity of our clinical trials.

Our manufacturing operations consist of bulk manufacturing and formulation, fill, and finish activities which produce Epoetin alfa, Aranesp®, Neulasta®, NEUPOGEN®, ENBREL, and other products (and product candidates) for both clinical and commercial purposes. We operate clinical and commercial manufacturing facilities in several locations throughout the United States and in Puerto Rico. Third-party contract manufacturers produce additional supply of certain of our products. As part of our overall strategy to increase manufacturing capacity, we have announced plans to build a new process development, bulk manufacturing and fill and finish facility in Ireland, a new formulation, fill, and finish facility in Puerto Rico, and further expansion of our bulk manufacturing capacity in Puerto Rico.

Principal Products

We market our principal products in the areas of inflammation, nephrology, and supportive cancer care. Our principal products include Aranesp® (darbepoetin alfa), EPOGEN® (Epoetin alfa), Neulasta® (pegfilgrastim), NEUPOGEN® (Filgrastim), and Enbrel® (etanercept).

Aranesp® (darbepoetin alfa)

Aranesp® is Amgen’s registered trademark for one of its novel erythropoiesis stimulating proteins, a protein that stimulates red blood cell production. Red blood cells transport oxygen to all cells of the body. Without adequate amounts of erythropoietin, the red blood cell count is reduced. A deficient red blood cell count could result in anemia, a condition where insufficient oxygen is delivered to the body’s organs and tissues. Anemia can be associated with chronic renal failure, both in patients on dialysis and not on dialysis. Anemia can also result from chemotherapy treatments for patients with nonmyeloid malignancies. Aranesp® relieves anemia symptoms and reduces the need for blood transfusions.

We were granted an exclusive license by Kirin-Amgen, Inc. (“KA”), a joint venture between Kirin Brewery Company, Limited (“Kirin”) and Amgen (see “Joint Ventures and Business Relationships — Kirin Brewery Company, Limited”) to manufacture and market darbepoetin alfa in the United States, Europe, Canada, Australia, New Zealand, Mexico, all Central and South American countries, and certain countries in Central Asia, North Africa, and the Middle East.

We primarily market Aranesp® in the United States and Europe. Darbepoetin alfa is also marketed under the brand name Nespo® in Italy. Aranesp® was initially launched in 2001 in the United States and Europe and is indicated for the treatment of anemia associated with chronic renal failure (both in patients on dialysis and patients not on dialysis) as well as for the treatment of chemotherapy-induced anemia in patients with non-myeloid malignancies.

During 2005, we filed U.S. Food and Drug Administration (“FDA”) submissions requesting label changes to include extended dosing frequency in the treatment of chemotherapy-induced anemia and anemia associated with chronic renal failure.

Worldwide Aranesp® sales for the years ended December 31, 2005, 2004, and 2003 were $3,273 million, $2,473 million, and $1,544 million, respectively.

EPOGEN® (Epoetin alfa)

EPOGEN® is Amgen’s registered trademark for its recombinant human erythropoietin product, a protein that stimulates red blood cell production. A reduced red blood cell count can result in anemia (see “— Aranesp® (darbepoetin alfa)”). People with chronic renal failure suffer from anemia because they do not produce sufficient amounts of erythropoietin, which is normally produced in healthy kidneys.

We were granted an exclusive license to manufacture and market recombinant human erythropoietin in the United States under a licensing agreement with KA. We have retained exclusive rights to market EPOGEN® in the United States for dialysis patients. We granted Ortho Pharmaceutical Corporation (which has assigned its rights under the Product License Agreement to Ortho Biotech Products, L.P., a subsidiary of Johnson & Johnson, hereafter referred to as “Johnson & Johnson”) a license to commercialize recombinant human erythropoietin as a human therapeutic in the United States in all markets other than dialysis (see “Joint Ventures and Business Relationships — Johnson & Johnson”). Johnson & Johnson markets recombinant human erythropoietin under the trademark PROCRIT® in the United States (see Note 1, “Summary of significant accounting policies — Product sales” to the Consolidated Financial Statements).

We launched EPOGEN® in the United States in 1989 for the treatment of anemia associated with chronic renal failure for patients who are on dialysis. EPOGEN® is approved for the treatment of anemic adult and pediatric patients with chronic renal failure who are on dialysis. EPOGEN® is indicated to elevate or maintain the red blood cell level (as determined by hematocrit or hemoglobin measurements) and to decrease the need for blood transfusions in these patients.

EPOGEN® sales for the years ended December 31, 2005, 2004, and 2003 were $2,455 million, $2,601 million, and $2,435 million, respectively.

Neulasta® (pegfilgrastim)

Neulasta® is Amgen’s registered trademark for a pegylated protein that selectively stimulates production of certain white blood cells known as neutrophils and is based on the Filgrastim molecule (see “— NEUPOGEN® (Filgrastim))”. Neutrophils defend against infection. Treatments for various diseases and diseases themselves can result in extremely low numbers of neutrophils, a condition called neutropenia. Myelosuppressive chemotherapy, one treatment option for individuals with certain types of cancers, targets cell types that grow rapidly, such as tumor cells. Normal cells that also divide rapidly, such as those in the bone marrow that become neutrophils, are also vulnerable to the effects of cytotoxic chemotherapy, resulting in neutropenia with an increased risk of severe infection. Very often, neutropenia is the dose limiting side effect of chemotherapy and can thus be responsible for a reduction in the amount of chemotherapy that can be administered safely. Such reductions in chemotherapy dose can compromise the effectiveness of chemotherapy on the cancer it is being used to treat, with the result of a higher treatment failure rate. By addressing the dose limiting side effect of neutropenia, full doses of chemotherapy can be given, resulting in the potential for an improved treatment success rate in certain types of cancer such as early stage breast cancer and in intermediate grade non-Hodgkin’s Lymphomas. As mentioned above, the pegfilgrastim molecule is based on the Filgrastim molecule. A polyethylene glycol molecule or “PEG” is added to enlarge the Filgrastim molecule, thereby extending its half-life and causing it to be removed more slowly from the body. Because pegfilgrastim works by binding to its receptor on the neutrophils and its precursors, pegfilgrastim remains in the circulation until neutrophil recovery has occurred. This neutrophil-mediated clearance allows for administration as a single dose per chemotherapy cycle, compared with NEUPOGEN®, which requires more frequent dosing. Neulasta® is prescribed more frequently in the curative setting, in which myelosuppressive chemotherapy is administered with the intent to cure cancer, rather than in the palliative setting, in which myelosuppressive chemotherapy is administered to treat other complications of cancer by managing tumor growth.

We were granted an exclusive license to manufacture and market pegfilgrastim in the United States, Europe, Canada, Australia, and New Zealand under a licensing agreement with KA.

We primarily market Neulasta® in the United States and Europe. Pegfilgrastim is marketed under the brand name Neupopeg™ in Italy. Neulasta® was initially launched in the United States and Europe in 2002 and is indicated for reducing the incidence of infection associated with chemotherapy-induced neutropenia in cancer patients with non-myeloid malignancies.

In September 2005, the FDA approved an update to the Neulasta® prescribing information to include data from a landmark phase 3 study demonstrating that Neulasta® helps protect patients with breast cancer undergoing moderately myelosuppressive chemotherapy from infection, as manifested by febrile neutropenia. Administration of Neulasta® in all cycles of chemotherapy is now approved for patients receiving myelosuppressive chemotherapy associated with at least a 17% risk of febrile neutropenia.

Worldwide Neulasta® sales for the years ended December 31, 2005, 2004, and 2003 were $2,288 million, $1,740 million and $1,255 million, respectively.

NEUPOGEN® (Filgrastim)

NEUPOGEN® is Amgen’s registered trademark for its recombinant-methionyl human granulocyte colony-stimulating factor (“G-CSF”), a protein that selectively stimulates production of certain white blood cells known as neutrophils (see “— Neulasta® (pegfilgrastim)”) for additional information on neutrophils). Similar to Neulasta®, NEUPOGEN® is prescribed more frequently in the curative setting, in which myelosuppressive chemotherapy is administered with the intent to cure cancer, rather than in the palliative setting, in which myelosuppressive chemotherapy is administered to treat other complications of cancer by managing tumor growth.

We were granted an exclusive license to manufacture and market G-CSF in the United States, Europe, Canada, Australia, and New Zealand under a licensing agreement with KA.

We market NEUPOGEN® primarily in the United States and Europe. Filgrastim is marketed under the brand name GRANULOKINE® in Italy. NEUPOGEN® was initially launched in the United States and Europe in 1991. NEUPOGEN® is indicated for the following: to reduce the incidence of infection as manifested by febrile neutropenia for patients with non-myeloid malignancies undergoing myelosuppressive chemotherapy; to reduce the duration of neutropenia and neutropenia-related consequences for patients with non-myeloid malignancies undergoing myeloablative chemotherapy followed by bone marrow transplantation; to reduce the incidence and duration of neutropenia-related consequences in symptomatic patients with congenital neutropenia, cyclic neutropenia, or idiopathic neutropenia (collectively, severe chronic neutropenia); for use in mobilization of peripheral blood progenitor cells (“PBPC”) for stem cell transplantation; and to reduce the recovery time of neutrophils and the duration of fever following induction or consolidation chemotherapy treatment in adult patients with acute myelogenous leukemia (“AML”).

Worldwide NEUPOGEN® sales for the years ended December 31, 2005, 2004, and 2003 were $1,216 million, $1,175 million, and $1,267 million, respectively.

Enbrel® (etanercept)

ENBREL is Amgen’s registered trademark for its TNF receptor fusion protein that inhibits the binding of TNF to TNF receptors, which can result in a significant reduction in inflammatory activity. TNF is one of the chemical messengers that help regulate the inflammatory process. When the body produces too much TNF, it overwhelms the immune system’s ability to control inflammation of the joints or of psoriasis-affected skin areas. ENBREL is similar to a protein that the body produces naturally, and like this protein, it binds and deactivates certain TNF molecules before they can trigger inflammation.

We acquired the rights to ENBREL in July 2002 as part of our acquisition of Immunex Corporation (“Immunex”).

We market ENBREL under a co-promotion agreement with Wyeth in the United States and Canada (see “Joint Ventures and Business Relationships — Wyeth”). The rights to market ENBREL outside of the United States and Canada are reserved to Wyeth. ENBREL was initially launched in November 1998 by Immunex. In June 2005, the FDA approved an expanded indication for ENBREL as the first and only treatment to improve physical function in patients with psoriatic arthritis. In addition, the FDA approved an update to the ENBREL label to include new radiographic data demonstrating that ENBREL continued to inhibit the progression of joint destruction for two years among most psoriatic arthritis patients who received ongoing therapy. In addition to the approvals received in 2005, ENBREL is indicated for reducing the signs and symptoms, improving physical function, inhibiting the progression of structural damage, and inducing a Major Clinical Response (a Major Clinical Response represents a high level of disease control) in patients with moderately to severely active rheumatoid arthritis; for the treatment of chronic moderate to severe plaque psoriasis in adult patients who are candidates for systemic therapy or phototherapy; for reducing the signs and symptoms of moderately to severely active polyarticular-course juvenile rheumatoid arthritis in patients who have had an inadequate response to one or more disease-modifying medicines; for reducing the signs and symptoms of active arthritis and inhibiting the progression of structural damage in patients with psoriatic arthritis; and to treat the signs and symptoms in patients with active ankylosing spondylitis. ENBREL is approved in a 50 mg/ml pre-filled syringe as the recommended dosing form for treatment in all approved adult indications. The pre-filled syringe eliminates the need to mix drug prior to injecting and allows most patients receiving ENBREL to take only one injection per week, instead of two 25 mg injections previously used weekly by patients.

ENBREL sales for the years ended December 31, 2005, 2004, and 2003 were $2,573 million, $1,900 million, and $1,300 million, respectively.

Other

Other marketed products are principally comprised of Sensipar® (cinacalcet HCl). Sensipar® is Amgen’s registered trademark for its first small molecule medicine used in treating chronic kidney disease (“CKD”) patients on dialysis who produce too much parathyroid hormone, a condition known as secondary hyperparathyroidism. Sensipar® was initially launched in 2004 and is indicated for CKD patients on dialysis with secondary hyperparathyroidism as well as for the treatment of hypercalcemia in patients with parathyroid carcinoma. Cinacalcet HCl is marketed in Europe as Mimpara®.

Sensipar® sales for the years ended December 31, 2005 and 2004 were $157 million and $37 million, respectively.

Marketing and Distribution

We maintain sales and marketing forces in the United States, Europe, Canada, and Australia. We market our principal products to healthcare providers including clinics, dialysis centers, hospitals, and pharmacies. We also market certain products directly to consumers through direct-to-consumer print and television advertising. In addition, for certain of our products, we promote programs to increase public awareness of the health risks associated with the diseases these products treat, as well as providing support to various patient education and support programs in the related therapeutic areas.

In the United States, we sell primarily to wholesale distributors of pharmaceutical products. With the exception of ENBREL, we utilize these wholesale distributors as the principal means of distributing our products to healthcare providers such as clinics, dialysis centers, hospitals, and pharmacies. For ENBREL wholesaler orders, we primarily drop-ship directly to pharmacies. Outside the United States, Aranesp®, Neulasta®, and NEUPOGEN® are principally distributed to hospitals and wholesalers depending upon the distribution practice in each country for which the product has been launched. We monitor the financial condition of our larger distributors and limit our credit exposure by setting appropriate credit limits, requiring collateral and obtaining credit insurance, where appropriate. We had net product sales to three large wholesaler distributors each accounting for more than 10% of total revenues for the years ended December 31, 2005, 2004, and 2003. On a combined basis, these distributors accounted for 74% and 94% of total revenues and U.S. product sales, respectively, for 2005, as noted in the following table (in millions).

	2005	2004	2003
AmerisourceBergen Corporation
Net product sales	$4,760	$3,406	$2,686
% of total revenues	38%	32%	32%
% of U.S. product sales	48%	41%	40%
Cardinal Health, Inc.
Net product sales	$2,370	$1,683	$1,596
% of total revenues	19%	16%	19%
% of U.S. product sales	24%	20%	24%
McKesson Corporation
Net product sales	$2,140	$1,809	$1,340
% of total revenues	17%	17%	16%
% of U.S. product sales	22%	22%	20%

We have granted Johnson & Johnson a license to commercialize recombinant human erythropoietin as a human therapeutic in the United States in all markets other than dialysis (see “Joint Ventures and Business Relationships — Johnson & Johnson”). Johnson & Johnson markets recombinant human erythropoietin under the trademark PROCRIT® in the United States (see Note 1, “Summary of significant accounting policies — Product sales” to the Consolidated Financial Statements). Under a co-promotion agreement with Wyeth, Amgen and Wyeth market ENBREL in the United States and Canada for all approved indications other than for use in oncology. The rights to detail and promote ENBREL in the United States and Canada for use in oncology are reserved to Amgen (see “Joint Ventures and Business Relationships — Wyeth”). Additionally, we have entered into licensing agreements to market certain of our products including Aranesp®, Neulasta®, and NEUPOGEN® in certain geographic areas outside of the United States.

Reimbursement

In the United States, dialysis providers are primarily reimbursed for EPOGEN® by the federal government through the End Stage Renal Disease Program (“ESRD Program”) of Medicare. The ESRD Program reimburses approved providers for 80% of allowed dialysis costs; the remainder is paid by other sources, including patients, state Medicaid programs, private insurance, and to a lesser extent, state kidney patient programs. The ESRD Program reimbursement rate is established by federal law and is monitored and implemented by the Centers for Medicare & Medicaid Services (“CMS”). Most patients receiving Aranesp®, Neulasta®, and NEUPOGEN® for approved indications are covered by both government and private payer health care programs. Beginning in 2006, ENBREL and Sensipar® are eligible for coverage from the U.S. government under Medicare Part D. Therefore, sales of all of our principal products are dependent, in part, on the availability and extent of reimbursement from third-party payers, including governments and private insurance plans. Generally, worldwide use of our products may be affected by cost containment pressures and cost shifting from governments and private insurers on health care providers in response to ongoing initiatives to reduce health care expenditures.

The Medicare Prescription Drug Improvement and Modernization Act (or the “Medicare Modernization Act” (“MMA”)) was enacted into law in December 2003 and became effective January 1, 2005. Changes resulting from the MMA, which lowered reimbursement for our products, could negatively affect product sales of some of our marketed products. However in 2005, we believe that our product sales were not significantly impacted by the reimbursement changes resulting from the MMA. We believe this was, in part, due to the effects of CMS’s oncology demonstration project (the “2005 Demonstration Project”) on sales of our products used in supportive cancer care, especially Aranesp®. Furthermore, we believe this was also, in part, due to increased reimbursement rates to physicians from CMS for services associated with drug administration. The 2005 Demonstration Project, which provided financial incentives to physicians for collecting and reporting oncology patient survey data, expired on December 31, 2005. In November 2005, CMS announced a new demonstration project (the “2006 Demonstration Project”) that uses different criteria for how patients with cancer are evaluated and treated and that is targeted at approximately half of the funding originally targeted for the 2005 Demonstration Project. The final rule for the 2006 Medicare Physician Fee Schedule Payment Final Rule issued in November 2005 reduced payments for physician services in 2006 by approximately 4.4% on average. However, recently passed legislation will eliminate this reduction for 2006. Because we cannot accurately predict the impact of any such changes on how, or under what circumstances, healthcare providers will prescribe or administer our products, we cannot estimate the full impact of the MMA on our business. However, we believe that it is not likely to be significant to our business in 2006.

The main components of the MMA that affect our currently marketed products are as follows:

•       Through 2004, the Average Wholesale Price (“AWP”) mechanism was the basis of Medicare Part B payment for covered outpatient drugs and biologics. Effective January 1, 2005, in the physician clinic setting, Aranesp®, Neulasta® and NEUPOGEN® are being reimbursed under a Medicare Part B payment methodology that reimburses each product at 106% of its “average sales price” (“ASP”) (sometimes referred to as “ASP+6%”). ASP is calculated by the manufacturer based on a statutorily defined formula and submitted to CMS. A product’s ASP is calculated on a quarterly basis and therefore may change each quarter. The ASP in effect for a given quarter (the “Current Period”) is based upon certain historical sales and sales incentive data covering a statutorily defined period of time preceding the Current Period. For example, the ASP for Aranesp® that we submit for the second quarter of 2006 will be based on certain historical sales and sales incentive data for Aranesp® from January 1, 2005 through December 31, 2005. CMS publishes the ASPs for products in advance of the quarter in which they go into effect. The 2005 reimbursement rates for Aranesp® and Neulasta® (calculated at 106% of the ASPs) were lower than their respective 2004 reimbursement rates. Although the ASPs for Aranesp® and Neulasta® have trended downward during 2005, they began to stabilize during the fourth quarter of 2005.

•       Per the MMA, physicians in the physician clinic setting will have the choice between purchasing and billing for drugs under the ASP+6% system or obtaining drugs from vendors selected by CMS under the “competitive acquisition program” (“CAP”) starting in 2006. Physicians who select to obtain drugs from CAP will no longer purchase or obtain reimbursement directly for such drugs. CMS issued a final rule related to CAP in November 2005. Based on this final rule, the election period for 2006 will occur between April 3 and May 15, 2006 for participation from July 1 through December 31, 2006; the first drug deliveries through the CAP will occur in July 2006. Based on the final rule for CAP, we do not anticipate widespread adoption of this program initially. Nevertheless, because we cannot fully predict how many physicians will select to obtain drugs from CAP, we cannot predict the full impact of the CAP on our business. However, pursuant to the final rule, discounts to CAP vendors are excluded from the calculation of ASPs and therefore do not have the potential to impact the ASPs for our products that would be available through the CAP.

•       Medicare’s hospital outpatient prospective payment system (“OPPS”), which determines payment rates for specified covered outpatient drugs and biologics in the hospital outpatient setting, utilized AWP as the basis for reimbursement in 2005. CMS’ 2005 reimbursement rate, as in 2003 and 2004, continued the application of an “equitable adjustment” such that the 2005 Aranesp® reimbursement rate was based on the AWP of PROCRIT®. For 2005, the reimbursement rate for Aranesp® was 83% of the AWP for PROCRIT®, down from 88% of the AWP for PROCRIT® in 2004, with a dose conversion ratio of 330 U PROCRIT® to 1 mcg Aranesp®, the same ratio as 2004. Effective January 1, 2006, the OPPS system changed from an AWP based reimbursement system to a system based on ASP. This change affects Aranesp®, Neulasta® and NEUPOGEN® when administered in the hospital outpatient setting. In November 2005, CMS released its final OPPS rule for 2006. This final rule bases reimbursement for non-pass through products such as Aranesp®, Neulasta® and NEUPOGEN® on an ASP+6% using the same payment amounts as used in the physician clinic setting and does not apply an “equitable adjustment” to tie the reimbursement rate for Aranesp® to PROCRIT® using a dose conversion ratio. In the final rule, CMS noted that it reserves the right to apply “equitable adjustment” to the Aranesp® reimbursement rate calculation methodology in years after 2006.

•       Pursuant to final rules issued by CMS on November 3, 2004, Medicare reimbursement for EPOGEN® used in the dialysis setting for calendar year 2005 changed from the previous rate in 2004 of $10 per 1,000 Units to $9.76 per 1,000 Units, in 2005, a rate based upon an average acquisition cost for 2003 determined by the Office of the Inspector General (“OIG”) and adjusted for price inflation based on the Producer Price Index for pharmaceutical products. Pursuant to the CMS final rules, the difference between the 2004 reimbursement rates for all drugs separately billed outside the dialysis composite rate (including EPOGEN®) and the 2005 reimbursement rates for such drugs was added to the composite rate that dialysis providers receive for dialysis treatment. In November 2005, CMS released the 2006 Medicare Physician Fee Schedule Payment Final Rule. In the final rule, CMS stated that EPOGEN® and separately billed ESRD drugs will be reimbursable at ASP+6% in both freestanding and hospital-based dialysis centers. This final rule establishes the payment mechanism for separately reimbursed dialysis drugs in both freestanding and hospital-based dialysis centers, including EPOGEN® and Aranesp®, at ASP+6% using the same payment amounts used in the physician clinic setting and calculated quarterly in the same manner as described above for our products under the Medicare Part B payment methodology. Based on this final rule, we expect that the reimbursement rate for EPOGEN® will decrease for 2006 compared to 2005. Because we cannot accurately predict the extent to which this reduced reimbursement will impact how, or under what circumstances, healthcare providers will prescribe or administer EPOGEN®, we cannot estimate the full impact of the reduced reimbursement rate on our EPOGEN® product sales. However, we believe that it is not likely to be significant in 2006.

•       Beginning January 1, 2006, ENBREL and Sensipar® are eligible for coverage from the U.S. government under Medicare Part D, the MMA-mandated Medicare outpatient prescription drug benefit. With the exception of a Part D demonstration project that CMS conducted in 2004-2005 that provided, among other things, reimbursement for ENBREL and Sensipar® for certain Medicare beneficiary participants, Medicare did not cover prescriptions for ENBREL and Sensipar® in 2005.

In addition, on November 9, 2005, CMS released a final revision to the Hematocrit Measurement Audit Program Memorandum (“HMA-PM”), a Medicare payment review mechanism used by CMS to audit EPOGEN® and Aranesp® (when used in dialysis) utilization and appropriate hematocrit outcomes of dialysis patients. The new policy, Claims Monitoring Policy: Erythropoietin/darbepoetin alfa usage for beneficiaries with end stage renal disease (“Claims Monitoring Policy”), will be effective April 1, 2006. The final Claims Monitoring Policy provides that if a patient’s hemoglobin is greater than 13 grams per deciliter, providers are instructed to reduce the patient’s EPOGEN® and Aranesp® dose by twenty-five percent. If the provider does not reduce the patient’s EPOGEN® and Aranesp® dose and there is no medical documentation to support the higher dosage, reimbursement will be reduced to the level it would have been had the provider reduced dosage by twenty-five percent. Based on our preliminary evaluation, we do not expect the new Claims Monitoring Policy to have a negative impact on EPOGEN® and Aranesp® sales and given the importance of EPOGEN® and Aranesp® for maintaining the quality of care for dialysis patients, we do not expect that the new policy will substantially impact the utilization of EPOGEN® and Aranesp®. However, we are currently in the process of further evaluating the new Claims Monitoring Policy. As a result, we cannot predict the potential full impact of this final guidance on our business.

Research and Development and Selected Product Candidates

Our vision is to deliver therapies that can make a meaningful difference in patients’ lives and therefore, we focus our R&D on novel human therapeutics for the treatment of grievous illness. We focus our R&D efforts in the areas of inflammation, oncology and hematology, neuroscience and metabolic disorders. We take a modality-independent approach to R&D — that is, we identify targets, and then choose the modality best suited to address a specific target. As such, our discovery research programs may yield targets that lead to the development of human therapeutics delivered as proteins, monoclonal antibodies, peptibodies or small molecules.

In addition to product candidates and marketed products generated from our internal R&D efforts, acquisitions of companies, licensed technologies, and establishing R&D collaborations have enhanced our strategic position within the biotechnology industry by strengthening and diversifying our R&D capabilities, product pipeline and marketed product base (see “Item 1A. Risk Factors — Our product development efforts may not result in commercial products”). We plan to expand our R&D capabilities substantially, requiring significant investments over the next several years. In 2006, we are expecting a significant increase in the number, size, duration and complexity of our clinical trials, in particular with respect to denosumab, our late-stage investigational product for osteoporosis, and we expect total research and development expenses to increase by 30-40%. For example, testing denosumab in the osteoporosis setting requires large clinical trials, substantial time and resources to recruit patients and significant expense to execute. We expect to start eleven “mega-site” trials (involving 200 or more sites) in 2006 to support denosumab and our other late-stage programs. To execute our clinical trial programs, we need to accelerate the growth of our development organization, implement new management structures and approaches and increase dependence on third-party contract clinical trial providers. Further, to increase the number of patients available for enrollment for our clinical trials, we are planning to open clinical sites and enroll patients in a number of new geographic locations where our experience conducting clinical trials is more limited, including Russia, China, India and some South American countries. We plan to conduct clinical trial activities in these new territories through third-party contract clinical trial providers. (See “Item 1A. Risk Factors — Before we commercialize and sell any of our product candidates, we must conduct clinical trials in humans; if we fail to adequately manage these trials we may not be able to sell future products and our sales could be adversely affected.”)

We have major research facilities in the United States as well as a smaller research center in Germany, and clinical development staff in the United States, Europe, Canada, Australia, and Japan (see “Item 2. Properties”).

R&D expenses for the years ended December 31, 2005, 2004, and 2003 were $2,314 million, $2,028 million, and $1,655 million, respectively. In 2004, we recorded $554 million for the write-off of acquired IPR&D resulting from the Tularik Inc. (“Tularik”) acquisition (see Note 7, “Acquisitions” to the Consolidated Financial Statements).

The following table is a selection of certain of our product candidates in our therapeutic areas of focus and shows the status of these molecules as of January 26, 2006. Additional product candidate (pipeline) information can be found on our website at (http://www.amgen.com). (This website address is not intended to function as a hyperlink, and the information contained on our website is not intended to be a part of this filing.)

Molecule	Disease/Condition	Status
Onocology
AMG 102	Cancer	Phase 1
AMG 386	Cancer	Phase 1
AMG 479	Cancer	Phase 1
AMG 531	Immune thrombocytopenic purpura (an autoimmune bleeding disorder)	Phase 3
AMG 623	B-cell chronic lymphocytic leukemia	Phase 1
AMG 655	Cancer	Phase 1
AMG 706	Cancer	Phase 3
ANG 951	Cancer	Phase 1
Aranesp® (darbepoetin alfa)	Anemia of cancer in patients not receiving chemotherapy	Phase 3
Denosumab*	Bone metastases (cancer spread to bone) in breast cancer	Phase 2
Denosumab*	Bone loss induced by hormone ablation therapy for breast cancer or prostate cancer	Phase 3
Denosumab	Prolonging bone metastases-free survival	Phase 3
Kepivance™ (palifermin)	Oral mucositis associated with radiation therapy and chemotherapy for solid tumors	Phase 3
Panitumumab	Colorectal cancer	Phase 3
Inflammation
AMG 108	Rheumatoid arthritis	Phase 2
AMG 317	Asthma	Phase 1
AMG 623	Systemic lupus erythematosus	Phase 1
AMG 714**	Psoriasis	Preclinical
Denosumab*	Rheumatoid arthritis	Phase 2
Metabolic disorders
AMG 076	Obesity	Phase 1
AMG 221***	Type 2 diabetes	Phase 1
Denosumab*	Postmenopausal osteoporosis	Phase 3
Sensipar® (cinacalcet HCl)	Primary hyperparathyroidism	Phase 2
Sensipar®	Secondary hyperparathyroidism in chronic renal insufficiency	Phase 3
General medicine****
Aranesp®	Anemia in heart failure	Phase 2
Aranesp®	Cardiovascular disease in patients with chronic kidney disease and type 2 diabetes	Phase 3

Neuroscience
AMG 403	Pain	Phase 1
AMG 517	Pain	Phase 1

*                            Program formerly identified as AMG 162.

**                     Amgen anticipates entering phase 1 studies in 2006 with a new formulation in a more commercially productive cell line.

***              Program formerly identified as 11β-HSD1.

****        Includes hematology.

Preclinical studies collect data to show that a molecule is reasonably safe for use in initial small-scale clinical trials.

Phase 1 clinical trials investigate safety and proper dose ranges of a product candidate in a small number of human subjects.

Phase 2 clinical trials investigate side effect profiles and efficacy of a product candidate in a large number of patients who have the disease or condition under study.

Phase 3 clinical trials investigate the safety and efficacy of a product candidate in a large number of patients who have the disease or condition under study.

The following represents additional information about certain of our product candidates that are in phase 2 or later human clinical trials.

Denosumab (Program formerly identified as AMG 162)

Denosumab is a fully human monoclonal antibody that specifically targets the receptor activator of nuclear factor kappa B ligand (“RANKL”), a key mediator of the resorptive phase of bone remodeling. Denosumab is being studied across a range of conditions, including osteoporosis, treatment-induced bone loss, rheumatoid arthritis, bone metastases, and multiple myeloma.

Amgen announced interim data from a phase 2 clinical study reporting the clinical effects of denosumab on bone mineral density endpoints in postmenopausal, osteoporotic women. Based on this interim data, phase 3 clinical studies with denosumab were initiated in 2004.

Denosumab is also being studied in metastatic bone disease for the treatment of bone metastases to prevent skeletal related events (“SREs”). Phase 2 clinical studies of denosumab in metastatic bone disease were initiated in 2004 and completed enrollment in 2005.

Panitumumab

Co-developed with Abgenix, Inc. (see “Joint Ventures and Business Relationships — Abgenix, Inc.”), panitumumab (rHuMAb-EGFr) targets the epidermal growth factor receptor (“EGFr”). The EGFr pathway is important in normal and tumor cell growth. Panitumumab is a fully human monoclonal antibody directed against EGFr and is being evaluated for the treatment of various types of cancer (solid tumor). In phase 2 clinical studies to date, panitumumab has demonstrated anti-tumor activity in advanced, refractory colorectal cancer (“CRC”). In a phase 3 pivotal study examining panitumumab as third-line monotherapy in CRC patients, patients who received panitumumab every two weeks showed a 46 percent decrease in tumor progression rate versus those who received best supportive care alone. Amgen initiated submission of the U.S. biologics license application under CMA pilot program I in December 2005.

A non-registrational phase 3b study was initiated in 2005 to evaluate panitumumab plus Avastin in first-line CRC (“PACCE”). Registrational studies in first-line, and second-line CRC, as well as head and neck cancer (“HNC”) are planned for 2006.

Panitumumab is also being developed in combination with AMG 706 in the treatment of various solid tumors in a variety of conditions. Phase 1b combination studies in first-line CRC, first-line non-small cell lung cancer (“NSCLC”), and HNC were initiated in 2005.

AMG 706

AMG 706 is an oral, multi-kinase inhibitor with both anti-angiogenic and direct antitumor activity achieved by targeting vascular endothelial growth factor (“VEGF”) receptors, platelet derived growth factor (“PDGF”) receptor and Kit. By inhibiting multiple receptors, AMG 706 potentially may provide more than one mechanism of action in various cancers. A phase 2 clinical study evaluating AMG 706 monotherapy in imatinib-resistant gastrointestinal stromal tumor (“GIST”) has completed enrollment, and a phase 2 trial in advanced thyroid cancer is ongoing.

AMG 706 is also being developed in combination with multiple chemotherapy regimens, with and without panitumumab, in the treatment of solid tumors. Phase 1b combination studies in CRC, NSCLC, and other solid tumors are ongoing. These studies are also evaluating the tolerability and safety of twice-daily dosing of AMG 706.

AMG 531

AMG 531 is a first-in-class molecule, a protein called a peptibody. The active peptide component stimulates the thrombopoietin (“TPO”) receptor resulting in increased platelet production. It is being investigated for the treatment of immune (idiopathic) thrombocytopenic purpura (“ITP”). ITP is an autoimmune bleeding disorder characterized by an abnormal decrease in platelets, a condition known as thrombocytopenia. Platelets are specialized blood cells that help prevent and stop bleeding by participating in clotting. ITP is characterized by thrombocytopenia that results in bruising and bleeding that is sometimes severe. Phase 2 clinical studies have been completed. Phase 3 clinical studies were initiated in 2005.

Phase 2 studies in chemotherapy-induced thrombocytopenia (“CIT”) and myelodysplastic syndrome (“MDS”) are expected to begin in 2006.

AMG 108

AMG 108 is a monoclonal antibody that inhibits the action of interleukin-1 (“IL-1”), a cytokine known to play a role in the joint destruction associated with rheumatoid arthritis. A phase 2 clinical study is under way to investigate the treatment of rheumatoid arthritis with AMG 108.

Aranesp®

Aranesp® is currently being evaluated in phase 3 studies for treatment of anemia in cancer patients not undergoing chemotherapy, a condition known as anemia of cancer.

Amgen has completed several phase 2 studies evaluating Aranesp® for treatment of anemia in patients with heart failure. A phase 3 program will be initiated in 2006 to evaluate the effect of treatment of anemia with darbepoetin alfa on morbidity and mortality in patients with heart failure.

The Trial to Reduce Cardiovascular Events with Aranesp® Therapy (“TREAT”) is an approximately 4,000-patient, multi-center, double-blind, randomized, controlled trial designed to determine the impact of anemia therapy with darbepoetin alfa on mortality and non-fatal cardiovascular events in patients with CKD and type 2 (insulin-resistant) diabetes.

Kepivance™ (palifermin)

Kepivance™ is currently being evaluated in localized radiation and chemotherapy settings to determine its safety and anti-mucositis activity in patients with HNC cancer (phase 3), NSCLC and colon cancer (phase 2).

Sensipar®

Sensipar® is approved for the treatment of secondary hyperparathyroidism in patients with CKD on dialysis. Currently, a clinical trial is being planned to assess the effects of cinacalcet HCl on mortality and cardiovascular morbidity in patients with CKD undergoing maintenance dialysis. Additionally, cinacalcet HCl is being evaluated in studies for use in secondary hyperparathyroidism of chronic renal insufficiency (stage 3 & 4 CKD) and for use in primary hyperparathyroidism.

Competition

Competition among biotechnology, pharmaceutical, and other companies that research, develop, manufacture, or market biologics and pharmaceuticals is intense and is expected to increase. We compete with these entities in all areas of our business including competing to attract and retain qualified scientific, technical, and operational personnel. (See “Item 1A. Risk Factors — Our marketed products face substantial competition and other companies may discover, develop, acquire or commercialize products before or more successfully than we do.”)

Our products’ competitive position among other biologic and pharmaceutical products may be based on, among other things, patent position, product efficacy, safety, reliability, availability, patient convenience/delivery devices and price. We remain committed to vigorously defending our intellectual property and growing our businesses as well as holding or increasing share. For example, the anemia area represents a significant and growing business opportunity. As such, we expect to face increasingly intense competition in this area, including new and existing technologies and competitive pressures associated with follow-on biologics, or biosimilar products as they are known in Europe and Australia (see further discussion below). We are committed to growing our anemia business, which includes impacting outcomes and supporting the development of new standards of care, exploring new technologies in anemia therapy, preparing to compete with biosimilar products in Europe, and defending our intellectual property.

Certain of our products are expected to face competition in certain geographic areas from biosimilar products. Our principal European patent relating to erythropoietin expired on December 12, 2004 and our principal European patent relating to G-CSF expires on August 22, 2006. We believe that after the expiration of each of these patents, other companies could receive approval for and market biosimilar products to compete with our products in the European Union (“EU”), presenting additional competition to our products. While we do not market erythropoietin in Europe as this right belongs to Johnson & Johnson (through KA), we do market Aranesp® in the EU, which competes with Johnson & Johnson’s EPREX® product, Roche’s Neorecormon® product, and others’ erythropoietin products. We cannot predict with certainty when the first biosimilar products could appear on the market in the EU. However, based on an announcement by Shire Pharmaceuticals Group plc (“Shire”), we expect that the first competing Epoetin alfa product, manufactured by Shire, may appear on the market in the EU in the first half of 2007. Also, we expect that biosimilar erythropoietin products may be approved in the EU beginning in late 2006 and could be available in the EU shortly after approval. We also expect that the first biosimilar G-CSF product may be approved as early as mid-2007 and that it would compete with Neulasta® and NEUPOGEN®. We cannot predict whether or to what extent the entry of biosimilar products would impact future Aranesp®, Neulasta® or NEUPOGEN® sales in the EU. Our products may compete against products that have lower prices, superior performance, are easier to administer, or that are otherwise competitive with our products. Our inability to compete effectively could adversely affect product sales materially. The EU is currently in the process of developing regulatory guidelines related to the development and approval of biosimilar products. In July 2005, the European Agency for the Evaluation of Medical Products (“EMEA”) issued clinical trial guidance for certain biosimilar products including erythropoietins and granulocyte-colony stimulating factors, which guidance recommends that applicants seeking approval of such biosimilar products conduct fairly extensive pharmacodynamic, toxicological, clinical safety studies and a pharmacovigilance program. In October 2005, the EMEA confirmed that biosimilar products will be approved under a different legal pathway than the one applicable to generics of small molecule drugs. Based on the process and timing outlined by the EMEA, we believe relevant product specific guidelines are likely to be finalized by the first quarter of 2006. However, we cannot predict what the final EMEA product specific guidelines will be.

Certain of our products face substantial competition from products marketed by large pharmaceutical companies, which may have greater clinical, research, regulatory, manufacturing, marketing, financial and human resources than we do. In addition, the introduction of new products or the development of new processes by competitors or new information about existing products may result in product replacements or price reductions, even for products protected by patents.

Some of our competitors are actively engaged in R&D in areas where we are also performing research and developing product candidates. The competitive marketplace for our product candidates is significantly dependent upon the timing of entry into the market. Early entry may have important advantages in gaining product acceptance contributing to the product’s eventual success and profitability. Accordingly, in some cases, the relative speed with which we can develop products, complete the clinical testing, receive regulatory approval, and supply commercial quantities of the product to the market is expected to be important to our competitive position.

In addition, we compete with large pharmaceutical and biotechnology companies when entering into collaborative arrangements with companies primarily in the biotechnology industry, research organizations and other entities for the research, development and commercialization of technologies, product candidates and marketed products. Other public and privately owned companies, research organizations, academic institutions and governmental agencies conduct a significant amount of R&D in the biotechnology industry. We may face competition in our collaborative arrangements or licensing and acquisition activities from other pharmaceutical and biotechnology companies that also seek to license or acquire technologies, product candidates or marketed products from these entities. Accordingly, we may have difficulty entering into collaborative arrangements and licensing or acquiring technologies, product candidates and marketed products on acceptable terms.

The following provides additional information on competition related to our principal products and selected product candidates in the therapeutic area(s) in which we market or expect to market them.

Nephrology

Any products or technologies that are directly or indirectly successful in addressing anemia associated with CKD could negatively impact product sales for Aranesp® and EPOGEN®. In the United States, Aranesp® and EPOGEN® compete with each other, primarily in the U.S. hospital dialysis clinics.

Additionally, Aranesp® competes internationally with other companies’ marketed products to treat anemia associated with CKD. The following table reflects other companies and their currently marketed products that primarily compete with Aranesp® internationally in the nephrology setting.

Amgen Marketed Product	Competitor Marketed Product	Competitor
Aranesp® — International	EPREX®/ERYPO®	Janssen-Cilag(1)
Aranesp® — International	Neorecormon®	F. Hoffmann-La Roche Ltd. (“Roche”)

(1)          A division of Johnson & Johnson.

Roche is developing a pegylated erythropoietin product for the treatment of anemia in the United States that is the same as the product presently marketed and sold in the EU (see “Item 3. Legal Proceedings — Amgen Inc. v. F. Hoffmann-La Roche Ltd., et al.”). Transkaryotic Therapies (“TKT”) is also developing a gene-activated erythropoietin for the treatment of anemia (see “Item 3. Legal Proceedings — Transkaryotic Therapies and Aventis litigation”). In addition, Yamanouchi Pharmaceutical Co., Ltd./FibroGen are co-developing an erythropoietic small molecule and Affymax, Inc. (“Affymax”) is developing an erythropoietin mimetic for the treatment of anemia. The first competing Epoetin alpha product, manufactured by Shire, may appear on the market in the EU in the first half of 2007.

Supportive cancer care

Any products or technologies that are directly or indirectly successful in addressing anemia associated with chemotherapy could negatively impact product sales for Aranesp®. In the United States, Aranesp® directly competes with other currently marketed products which treat anemia associated with chemotherapy. Neulasta® and NEUPOGEN® could face competition in some circumstances from companies marketing or developing treatments for neutropenia associated with chemotherapy, for bone marrow and PBPC transplant patients, and AML.

Neulasta® also competes with NEUPOGEN® in the United States and Europe. United States NEUPOGEN® sales have been adversely impacted by conversion to Neulasta®. However, we believe that most of the conversion in the United States has occurred. In Europe, we plan to continue to actively convert NEUPOGEN® patients to Neulasta®, emphasizing its less frequent dosing requirements as compared to NEUPOGEN®. However, we cannot accurately predict the rate or timing of future conversion of NEUPOGEN® patients to Neulasta® in Europe.

The following table reflects companies and their currently marketed products that primarily compete with Aranesp®, Neulasta®, and NEUPOGEN® in the United States and internationally in the supportive cancer care setting.

Amgen Marketed Product	Competitor Marketed Product	Competitor
Aranesp® — U.S.	PROCRIT®	Ortho Biotech Products, L.P.(1)
Aranesp® — International	EPREX®/ERYPO®	Janssen-Cilag(1)
Aranesp® — International	Neorecormon®	Roche
Neulasta®/NEUPOGEN® — U.S.	Leukine®	Berlex, Inc.(2)
Neulasta®/NEUPOGEN® — U.S.	Ethyol®	MedImmune Oncology, Inc.
Neulasta®/NEUPOGEN® — International	Granocyte®	Chugai Pharmaceuticals Co., Ltd. and Sanofi-Aventis
Neulasta®/NEUPOGEN® — International	Leucomax®	Novartis AG (“Novartis”)
Neulasta®/NEUPOGEN® — International	Neu-up®	Kyowa Hakko Kogyo Co., Ltd.

(1)          A division of Johnson & Johnson.

(2)          A division of Schering AG Germany.

Roche is developing a pegylated erythropoietin product (see “Item 3. Legal Proceedings — Amgen Inc. v. F. Hoffmann-La Roche Ltd., et al.”). TKT is also developing its gene-activated erythropoietin for the treatment of anemia (see “Item 3. Legal Proceedings — Transkaryotic Therapies and Aventis litigation”). Yamanouchi/FibroGen are co-developing an erythropoietic small molecule, and Affymax is developing an erythropoietin mimetic for the treatment of anemia.

Inflammatory disease

ENBREL could face competition in some circumstances from companies developing or marketing rheumatoid arthritis, ankylosing spondylitis, psoriatic arthritis, and psoriasis treatments. Current treatments for these indications include generic methotrexate and other products.

The following table reflects companies and their currently marketed products that primarily compete with our own product in the United States and internationally in the inflammatory disease setting.

Amgen Marketed Product	Competitor Marketed Product	Competitor
ENBREL — U.S. & Canada	REMICADE®	Centocor, Inc.(1)/Schering Plough Corporation
ENBREL — U.S. & Canada	HUMIRA®	Abbott Laboratories
ENBREL — U.S. & Canada	Raptiva®	Genentech, Inc.
ENBREL — U.S. & Canada	Amevive®	Biogen IDEC Inc.
ENBREL — U.S. & Canada	Orencia®	Bristol-Myers Squibb Corporation (“Bristol-Myers Squibb”)
ENBREL — U.S. & Canada	Neoral®	Novartis
ENBREL — U.S. & Canada	Arava®	Sanofi-Aventis
ENBREL — U.S. & Canada	Celebrex®	Pfizer, Inc. (“Pfizer”)

(1)          A division of Johnson & Johnson.

In addition, a number of companies have cytokine inhibitors in development including GlaxoSmithKline plc (“GlaxoSmithKline”), Pfizer, Repligen Corporation, and Taisho Pharmaceutical Co., Ltd.

Product candidates

We are currently developing product candidates, including denosumab, panitumumab, and others, which, if approved, we expect will enter into highly competitive markets. These product candidates will face substantial competition from products currently marketed as well as those under development by other biotechnology and pharmaceutical companies. The bone loss setting, in which denosumab would compete, is currently comprised of three therapeutic classes: bisphosphonates, selective estrogen receptor modulators, and anabolic agents. The oncology setting, in which panitumumab would compete, is currently comprised of several therapeutic classes, including, but not limited to, cytotoxic agents, and VEGF and EGFr inhibitors. Competitive intensity will increase in the bone loss and oncology settings with the expected approval of new agents.

The following table reflects other companies and their currently marketed products that will primarily compete with denosumab and panitumumab, if approved:

Amgen Product Candidate	Competitor Marketed Product	Potential Competitor
Denosumab	Fosamax®	Merck & Co., Inc.
Denosumab	Boniva®	Roche /GlaxoSmithKline
Panitumumab	Erbitux®	Imclone Systems Incorporated/Bristol Myers Squibb /Merck KGaA

Manufacturing and Raw Materials

Manufacturing

Our manufacturing operations consist of bulk manufacturing, and formulation, fill, and finish activities which produce Epoetin alfa, Aranesp®, Neulasta®, NEUPOGEN®, ENBREL, and other products and product candidates for both clinical and commercial purposes. We operate clinical and commercial manufacturing facilities in several locations throughout the United States and in Puerto Rico (see “Item 2. Properties”).

Bulk Commercial Manufacturing

Our bulk commercial manufacturing facilities are located in Longmont, Colorado, which produce Epoetin alfa and Aranesp®; West Greenwich, Rhode Island, where we produce a substantial portion of our annual ENBREL supply; Thousand Oaks, California where we produce Epoetin alfa, Aranesp®, Neulasta® and NEUPOGEN®; and Juncos, Puerto Rico where, starting in September 2005, we began manufacturing Neulasta® and NEUPOGEN®. In September 2005, a second manufacturing facility in Rhode Island received FDA approval for the production of ENBREL.

Commercial quantities of ENBREL produced at Rhode Island are insufficient to fill the current level of demand for this product. We and Wyeth also have a contract manufacturing agreement with Boehringer Ingelheim Pharma KG (“BI Pharma”) for the production of additional supply of ENBREL. We also have a global supply agreement with Wyeth related to the manufacture, supply, inventory, and allocation of supplies of ENBREL. Under this agreement, we and Wyeth share the total worldwide supply of ENBREL produced by Amgen’s Rhode Island manufacturing facilities, BI Pharma’s manufacturing facility in Germany, and Wyeth’s manufacturing facility in Ireland.

Our supply of ENBREL is significantly dependent on product manufactured by BI Pharma, and, accordingly, we have made significant purchase commitments to BI Pharma (see Note 8, “Commitments and contingencies” to the Consolidated Financial Statements). Under the supply agreement, BI Pharma has reserved a specified level of production capacity for ENBREL, and our supply under these purchase commitments for ENBREL is manufactured from that reserved production capacity. We are required to submit a rolling three-year forecast for manufacturing the bulk drug for ENBREL, and a rolling forecast for a shorter period for the number of finished vials of ENBREL. We have submitted firm orders for the maximum production capacity that BI Pharma currently has reserved for ENBREL. We will be responsible for substantial payments to BI Pharma if we fail to use a specified percentage of the production capacity that BI Pharma has reserved for ENBREL each calendar year or if the BI Pharma supply agreement is terminated prematurely under specified conditions.

In addition to producing our own commercial quantities of Epoetin alfa, we also supply Epoetin alfa in the United States to Johnson & Johnson under a supply agreement (see “Joint Ventures and Business Relationships — Johnson & Johnson”).

Formulation, Fill, and Finish

Our operations in Puerto Rico, perform all of the formulation, fill, and finish activities for our commercial supply of Epoetin alfa, Aranesp®, Neulasta®, NEUPOGEN® and some of our supply of ENBREL. In addition to the formulation, fill, and finish for ENBREL performed in Puerto Rico, BI Pharma also performs these activities for the ENBREL they manufacture and supply to us under the above-noted contract manufacturing agreement. Additionally, a certain portion of the formulation, fill, and finish activities for ENBREL is performed by a third-party contract manufacturer other than BI Pharma.

To keep up with the growing demand for our products, we are operating the Puerto Rico formulation, fill, and finish facility at nearly full production capacity. In addition to the above-noted manufacturing activities, our operations in Puerto Rico perform key manufacturing support functions including quality control, process development, procurement and production scheduling. Our global supply of our principal products is significantly dependent on the uninterrupted and efficient operation of these Puerto Rico facilities (see “Item 1A. Risk Factors — We formulate, fill, and finish substantially all our products at our Puerto Rico manufacturing facility; if significant natural disasters or production failures occur at this facility, we may not be able to supply these products”).

Clinical Manufacturing

Bulk manufacturing of our products and product candidates for use in clinical trials is performed at our facilities in California, Colorado, Rhode Island, and Washington, by certain collaboration partners, and by third-party manufacturers. We perform formulation, fill, and finish activities for products and product candidates used in clinical applications at our facilities in California and Puerto Rico. We also utilize contract manufacturers for these activities.

Manufacturing Initiatives

We actively manage our inventory supply produced by our manufacturing facilities and the supply produced by our third-party contract manufacturers. Our manufacturing capacity and third-party contract manufacturing agreements have increased and are expected to continue to increase to supply the growth in our commercial products and to support our expanding R&D activities (see “Item 1A. Risk Factors — We have grown rapidly, and if we fail to adequately manage that growth our business could be adversely impacted”).

To mitigate the risks associated with our rapid growth and the concentration of manufacturing activity in Puerto Rico, we have several ongoing and new planned initiatives in place. With respect to these risks and meeting our objective to supply every patient every time with our medicines, we are in the process of increasing the number of third-party contract manufacturers and building additional manufacturing capacity. The most significant of our efforts to increase capacity and to reduce concentration is our recently announced project to construct a process development, bulk manufacturing, and formulation, fill, and finish facility in Ireland. Construction of the facility in Ireland is expected to begin in 2006.

Other capacity expansion projects that are already in process or are expected to begin in 2006 include the construction of an additional formulation, fill, and finish facility in Puerto Rico and upgrades to the existing formulation, fill, and finish operations, and the further expansion of our bulk manufacturing operations in Puerto Rico to begin to produce Epoetin alfa and Aranesp® and to increase production of Neulasta® and NEUPOGEN®.

Raw Materials

Certain raw materials, medical devices, and components necessary for our commercial manufacturing of our products are proprietary products of other companies, and in some cases, such proprietary products are specifically cited in our drug application with the FDA such that they must be obtained from that specific, sole source. We currently attempt to manage the risk associated with such sole-sourced raw materials by active inventory management, relationship management, and alternate source development, when feasible (see “Item 1A. Risk Factors — Certain of our raw materials, medical devices and components are single-sourced from third parties; third-party supply failures could adversely affect our ability to supply our products”). We monitor the financial condition of certain suppliers, their ability to supply our needs and the market conditions for these raw materials. Also, certain of the raw materials required in the commercial manufacturing and formulation of our products are derived from biological sources, including mammalian tissues, bovine serum, and human serum albumin, or HSA. We are investigating screening procedures with respect to certain biological sources and alternatives to them. Raw materials, medical de vices, and components may be subject to contamination and/or recall. A material shortage, contamination, recall and/or restriction could adversely impact or disrupt our commercial manufacturing of our products.

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

Kirin Brewery Company, Limited

We formed KA, a 50-50 joint venture with Kirin in 1984. KA develops and commercializes certain of our and Kirin’s technologies, which have been transferred to this joint venture. KA has given exclusive licenses to us to manufacture and market: 1) darbepoetin alfa in the United States, all European countries, Canada, Australia, New Zealand, Mexico, all Central and South American countries, and certain countries in Central Asia, North Africa, and the Middle East, 2) recombinant human erythropoietin in the United States, and 3) pegfilgrastim and G-CSF in the United States, Europe, Canada, Australia, and New Zealand. We currently market certain of these products under the brand names EPOGEN® (Epoetin alfa), Aranesp® (darbepoetin alfa), Neulasta® (pegfilgrastim), and NEUPOGEN® (Filgrastim).

KA has also given exclusive licenses to Kirin to manufacture and market: 1) darbepoetin alfa in Japan, the People’s Republic of China (“China”), Taiwan, Korea, and certain other countries in Southeast Asia, 2) recombinant human erythropoietin in Japan, and 3) G-CSF and pegfilgrastim in Japan, Taiwan and Korea. Kirin markets recombinant human erythropoietin and G-CSF in China under a separate agreement with KA. Kirin markets its recombinant human erythropoietin product in Japan under the trademark ESPO®. Kirin markets its G-CSF product in its respective territories under the trademark GRAN®.

KA has licensed to Johnson & Johnson rights to recombinant human erythropoietin in certain geographic areas of the world (see “— Johnson & Johnson”). Under its agreement with KA, Johnson & Johnson pays a royalty to KA based on sales. KA has also licensed to Roche rights to pegfilgrastim and G-CSF in certain geographic areas of the world.

During 2005 certain of our and Kirin’s technologies related to AMG 531 were transferred to KA. In return, KA has given us and Kirin exclusive licenses to manufacture and market AMG 531 in certain territories. KA is currently conducting phase 3 studies related to AMG 531.

In connection with our various license agreements with KA, we pay KA royalties based on product sales and also receive payment for conducting certain R&D activities on behalf of KA (See Note 2, “Related party transactions” to the Consolidated Financial Statements).

Johnson & Johnson

We granted Johnson & Johnson a license to commercialize recombinant human erythropoietin as a human therapeutic in the United States in all markets other than dialysis. In the United States, all recombinant human erythropoietin sold by Johnson & Johnson is manufactured by us and sold by Johnson & Johnson under the trademark PROCRIT® (Epoetin alfa). PROCRIT® brand Epoetin alfa is identical to EPOGEN® brand Epoetin alfa, which is manufactured and sold by us in the U.S. dialysis market. Pursuant to the license agreement with Johnson & Johnson, we earn a 10% royalty on sales of PROCRIT® by Johnson & Johnson in the United States.

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

(See “Item 3. Legal Proceedings — Johnson & Johnson Matters — Arbitration/Demand for Separate BLA.”)

Wyeth

Amgen and Wyeth market and sell ENBREL under a co-promotion agreement in the United States and Canada for all approved indications other than for use in oncology. The rights to detail and promote ENBREL in the United States and Canada for oncology indications are reserved to Amgen. The rights to market ENBREL outside of the United States and Canada are reserved to Wyeth. Under the co-promotion agreement, a management committee comprised of equal representation from Wyeth and Amgen is responsible for overseeing the marketing and sales of ENBREL including: strategic planning, the approval of an annual marketing plan, product pricing, and the establishment of a brand team. The brand team, with equal representation from each party, prepares and implements the annual marketing plan, which includes a minimum level of financial and sales personnel commitment from each party, and is responsible for all sales activities. Further, pursuant to the co-promotion agreement, Wyeth and Amgen each pay a defined percentage of all selling and marketing expenses approved by the management committee. In addition, we pay Wyeth a percentage of the annual gross profits of ENBREL, which reflect the sharing of manufacturing costs in the United States and Canada attributable to all approved indications for ENBREL on a scale that increases as gross profits increase; however, we maintain a majority share of ENBREL profits. Under the co-promotion agreement, Wyeth is required to reimburse Amgen for: 1) certain clinical and regulatory expenses we incur in connection with the filing and approval of any new indications for ENBREL in the United States and Canada, excluding oncology and rheumatoid arthritis indications; 2) certain specified patent expenses related to ENBREL; and 3) certain costs, expenses, and liabilities associated with the manufacture, use, or sale of ENBREL in the United States and Canada.

We also have a global supply agreement with Wyeth related to the manufacture, supply, inventory, and allocation of supplies of ENBREL. Under this agreement, we and Wyeth share the total worldwide supply of ENBREL produced by Amgen’s Rhode Island manufacturing facilities, BI Pharma’s manufacturing facility in Germany, and Wyeth’s manufacturing facility in Ireland.

Abgenix, Inc.

In October 2003, Amgen and Abgenix, Inc. (“Abgenix”) amended an existing agreement to jointly develop and commercialize panitumumab, a fully human monoclonal antibody created by Abgenix (see “Research and Development and Selected Product Candidates”). Abgenix is a company specializing in the discovery, development and manufacture of human therapeutic antibodies. Under the amended agreement, we have decision-making authority for the joint development and commercialization of panitumumab, but development and commercialization costs, as well as any potential profits from future sales of panitumumab, are shared equally. We have the right to conduct all future clinical trials. In addition, Abgenix will manufacture clinical and early commercial supplies of panitumumab with our support and assistance. If clinical trials for panitumumab are successful and regulatory approval is received, we would have the primary role in implementing marketing and product launch activities for panitumumab, while Abgenix may participate in co-promotion.

In December 2005, we signed a definitive merger agreement under which we will pay shareholders of Abgenix $22.50 in cash per common share for a total value of approximately $2.2 billion and will assume Abgenix’s outstanding debt. The Federal Trade Commission approved the merger on January 19, 2006 and we expect to close the merger, subject to Abgenix shareholder approval, by April 2006. If and when the merger is closed, the terms of the above-noted business relationship will terminate.

Government Regulation

Regulation by governmental authorities in the United States and other countries is a significant factor in the production and marketing of our products and our ongoing R&D activities.

In order to clinically test, manufacture, and market products for therapeutic use, we must satisfy mandatory procedures and safety and effectiveness standards established by various regulatory bodies. In the United States, the Public Health Service Act and the Federal Food, Drug, and Cosmetic Act, as amended, and the regulations promulgated there under, and other federal and state statutes and regulations govern, among other things, the raw materials and components used in the production of, testing, manufacture, labeling, storage, record keeping, approval, advertising, and promotion of our products on a product-by-product basis. Product development and approval within this regulatory framework takes a number of years and involves our expenditure of substantial resources and, after approval, such approval remains costly for us to maintain. After laboratory analysis and preclinical testing in animals, we file an investigational new drug application with the FDA to begin human testing. Typically, we undertake a three-phase human clinical testing program. In phase 1, we conduct small clinical trials to determine the safety and proper dose ranges of our product candidates. In phase 2, we conduct clinical trials to assess safety and gain preliminary evidence of the efficacy of our product candidates. In phase 3, we conduct clinical trials to provide sufficient data for the statistically valid proof of safety and efficacy. The time and expense required for us to perform this clinical testing can vary and is substantial. For example, our late-stage product candidate denosumab requires large trials that require substantial time and resources to recruit patients and significant expense to execute. Historically, our products have required smaller, shorter trials. We cannot take any action to market any new drug or biologic product in the United States until our appropriate marketing application has been approved by the FDA. Even after we have obtained initial FDA approval, we may be required to conduct further clinical trials and provide additional data on safety and effectiveness and are required to gain clearance for the use of a product as a treatment for indications other than those initially approved. In addition, side effects or adverse events that are reported during clinical trials can delay, impede, or prevent marketing approval. Similarly, adverse events that are reported after marketing approval can result in additional limitations being placed on the product’s use and, potentially, withdrawal of the product from the market. Any adverse event, either before or after marketing approval, can result in product liability claims against us.

In addition to regulating and auditing human clinical trials, the FDA regulates and inspects equipment, facilities, laboratories, and processes used in the manufacturing and testing of such products prior to providing approval to market a product. If after receiving clearance from the FDA, we make a material change in manufacturing equipment, location, or process, additional regulatory review may be required. We also must adhere to current Good Manufacturing Practice (GMP) regulations and product-specific regulations enforced by the FDA through its facilities inspection program. The FDA also conducts regular, periodic visits to re-inspect our equipment, facilities, laboratories, and processes following the initial approval. If, as a result of these inspections, the FDA determines that our equipment, facilities, laboratories, or processes do not comply with applicable FDA regulations and conditions of product approval, the FDA may seek civil, criminal, or administrative sanctions and/or remedies against us, including the suspension of our manufacturing operations.

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

We are also subject to various federal and state laws pertaining to health care “fraud and abuse,” including anti-kickback laws and false claims laws. Anti-kickback laws make it illegal to solicit, offer, receive, or pay any remuneration in exchange for, or to induce, the referral of business, including the purchase or prescription of a particular drug. The federal government has published regulations that identify “safe harbors” or exemptions for certain arrangements that do not violate the anti-kickback statutes. We seek to comply with the safe harbors where possible. Due to the breadth of the statutory provisions and the absence of guidance in the form of regulations or court decisions addressing some of our practices, it is possible that our practices might be challenged under anti-kickback or similar laws. False claims laws prohibit anyone from knowingly and willingly presenting, or causing to be presented for payment to third-party payers (including Medicare and Medicaid), claims for reimbursed drugs or services that are false or fraudulent, claims for items or services not provided as claimed, or claims for medically unnecessary items or services. Our activities relating to the sale and marketing of our products may be subject to scrutiny under these laws. Violations of fraud and abuse laws may be punishable by criminal and/or civil sanctions, including fines and civil monetary penalties, as well as the possibility of exclusion from federal health care programs (including Medicare and Medicaid). If the government were to allege against or convict us of violating these laws, there could be a material adverse effect on us, including our stock price. Our activities could be subject to challenge for the reasons discussed above and due to the broad scope of these laws and the increasing attention being given to them by law enforcement authorities.

Since 1991, we have participated in the Medicaid rebate program established by the Omnibus Budget Reconciliation Act of 1990 and under amendments of that law that became effective in 1993. Participation in this program has included extending comparable discounts under the Public Health Service (“PHS”) pharmaceutical pricing program. Under the Medicaid rebate program, we pay a rebate for each unit of our product reimbursed by Medicaid. The amount of the rebate for each product is set by law as a minimum 15.1% of the average manufacturer price (“AMP”) of that product, or if it is greater, the difference between AMP and the best price available from us to any customer. The rebate amount also includes an inflation adjustment if AMP increases faster than inflation. The PHS pricing program extends discounts comparable to the Medicaid rebate to a variety of community health clinics and other entities that receive health services grants from the PHS, as well as hospitals that serve a disproportionate share of poor Medicare and Medicaid beneficiaries. The rebate amount is recomputed each quarter based on our reports of our current AMP and best price for each of our products to the CMS. The terms of our participation in the program impose an obligation to correct the prices reported in previous quarters, as may be necessary. Any such corrections could result in an overage or underage in our rebate liability for past quarters, depending on the direction of the correction. In addition to retroactive rebates (and interest, if any), if we were found to have knowingly submitted false information to the government, in addition to other penalties available to the government, the statute provides for civil monetary penalties in the amount of $100,000 per item of false information.

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

(See “Item 1A. Risk Factors — Our current products and products in development cannot be sold if we do not maintain regulatory approval and comply with manufacturing regulations.”)

Patents and Trademarks

We have filed applications for a number of patents, have been granted patents, or have obtained rights relating to our products and various potential products. Our material patents are set forth in the table below.

Product		General Subject Matter	Expiration
Epoetin alfa	U.S.	— Process of making erythropoietin	8/15/2012
		— Product claims to erythropoietin	8/20/2013
		— Pharmaceutical compositions of erythropoietin	8/20/2013
		— Cells that make certain levels of erythropoietin	5/26/2015
darbepoetin alfa	Europe(1)	— Glycosylation analogs of erythropoietin proteins	10/12/2010
		— Glycosylation analogs of erythropoietin proteins	8/16/2014
Filgrastim	U.S.	— DNA, vectors, cells and processes relating to recombinant G-CSF	3/7/2006
		— G-CSF polypeptides	12/3/2013
		— Methods of treatment using G-CSF polypeptides	12/10/2013
	Europe(1)	— G-CSF DNA Vectors, cells, polypeptides, methods of use and production	8/22/2006
pegfilgrastim	U.S.	— Pegylated G-CSF	10/20/2015
	Europe(1)	— Pegylated G-CSF	2/8/2015
Etanercept	U.S.	— Methods of treating TNF — dependent disease	9/5/2009
		— TNFR proteins and pharmaceutical compositions	9/5/2009
		— TNFR DNA vectors, cells and processes for making proteins	10/23/2012

(1)          In some cases these European patents may also be entitled to supplemental protection in one or more countries in Europe and the length of any such extension will vary country by country.

There can be no assurance that our patents or licensed patents will afford legal protection against competitors or provide significant proprietary protection or competitive advantage. In addition, our patents or licensed patents could be held invalid or unenforceable by a court, or infringed or circumvented by others, or others could obtain patents that we would need to license or circumvent. Competitors or potential competitors may have filed patent applications or received patents, and may obtain additional patents and proprietary rights relating to proteins, small molecules, compounds, or processes competitive with ours. Additionally, for certain of our product candidates, competitors, or potential competitors may claim that their existing or pending patents prevent us from commercializing such product candidates in certain territories. Further, when our patents expire, other companies could develop new competitive products to our products. Our near-term European patent expirations could result in new competitive products to our products in Europe. Our principal European patent relating to erythropoietin expired on December 12, 2004 and our principal European patent relating to G-CSF expires on August 22, 2006. We believe that after the expiration of each of these patents, other companies could receive approval for and market follow-on or biosimilar products to compete with these products in the EU; presenting additional competition to our products. (See “Item 1A. Risk Factors — Our marketed products face substantial competition and other companies may discover, develop, acquire or commercialize products before or more successfully than we do.”) While we do not market erythropoietin in Europe as this right belongs to

Johnson & Johnson (through KA), we do market Aranesp® in the EU, which competes with Johnson & Johnson’s EPREX® product, Roche’s Neorecormon® product, and others’ erythropoietin products. We cannot predict with certainty when the first biosimilar products could appear on the market in the EU. However, based on an announcement by Shire, we expect that the first competing Epoetin alfa product, manufactured by Shire, may appear on the market in the EU in the first half of 2007. Also, we expect that biosimilar erythropoietin products may be approved in the EU beginning in late 2006 and could be available in the EU shortly after approval. We also expect that the first biosimilar G-CSF product may be approved as early as mid-2007 and that it would compete with Neulasta® and NEUPOGEN®. We cannot predict whether or to what extent the entry of biosimilar products would impact future Aranesp®, Neulasta® or NEUPOGEN® sales in the EU. The EU is currently in the process of developing regulatory guidelines related to the development and approval of biosimilar products. In July 2005, the EMEA, issued clinical trial guidance for certain biosimilar products including erythropoietins and granulocyte-colony stimulating factors, which guidance recommends that applicants seeking approval of such biosimilar products conduct fairly extensive pharmacodynamic, toxicological, clinical safety studies and a pharmacovigilance program. In October 2005, the EMEA confirmed that biosimilar products will be approved under a different legal pathway than the one applicable to generics of small molecule drugs. Based on the process and timing outlined by the EMEA, we believe relevant product specific guidelines are likely to be finalized by the first quarter of 2006. However, we cannot predict what final EMEA product specific guidelines will be.

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

(See “Item 1A. Risk Factors — If our intellectual property positions are challenged, invalidated, circumvented or expire, or if we fail to prevail in present and future intellectual property litigation, our business could be adversely affected.”)

(See “Item 1A. Risk Factors — Our marketed products face substantial competition and other companies may discover, develop, acquire or commercialize products before or more successfully than we do.”)

Human Resources

As of December 31, 2005, we had approximately 16,500 staff members, which includes approximately 100 part-time staff members. Of the total staff members as of December 31, 2005, approximately 6,500 were engaged in R&D, approximately 3,000 were engaged in selling and marketing, approximately 5,100 were engaged in commercial manufacturing activities, and approximately 1,900 were engaged in other activities. There can be no assurance that we will be able to continue attracting and retaining qualified personnel in sufficient numbers to meet our needs. None of our staff members are covered by a collective bargaining agreement, and we have experienced no work stoppages. We consider our staff relations to be good. We expect to hire additional staff members throughout 2006, primarily in R&D to enable us to advance the pipeline.

Executive Officers of the Registrant

The executive officers of the Company as of February 2, 2006 are as follows:

Mr. Kevin W. Sharer, age 57, has served as a director of the Company since November 1992. Since May 2000, Mr. Sharer has been Chief Executive Officer and President of the Company and has also been Chairman of the Board since December 2000. From October 1992 to May 2000, Mr. Sharer served as President and Chief Operating Officer of the Company. From April 1989 to October 1992, Mr. Sharer was President of the Business Markets Division of MCI Communications Corporation, a telecommunications company. From February 1984 to March 1989, Mr. Sharer held numerous executive capacities at General Electric Company. Mr. Sharer is a director of 3M Company and Northrop Grumman Corporation.

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

Dr. Dennis M. Fenton, age 54, became Executive Vice President in March 2000 and in May 2003 became Executive Vice President, Operations. From January 1995 to March 2000, Dr. Fenton served as Senior Vice President, Operations; from August 1992 to January 1995 as Senior Vice President, Sales and Marketing; and from July 1991 to August 1992 as Vice President, Process Development, Facilities and Manufacturing Services. From October 1988 to July 1991, Dr. Fenton also served as Vice President, Pilot Plant Operations and Clinical Manufacturing; and from 1985 to October 1988, he served as Director, Pilot Plant Operations.

Mr. Brian McNamee, age 49, became Senior Vice President, Human Resources in June 2001. From November 1999 to June 2001, Mr. McNamee served as Vice President of Human Resources at Dell Computer Corp. From 1998 to 1999, Mr. McNamee served as Senior Vice President, Human Resources for the National Broadcasting Corporation (“NBC”), a division of General Electric Company. From July 1988 to November 1999, Mr. McNamee held human resource positions at General Electric Company.

Mr. George J. Morrow, age 53, became Executive Vice President of Worldwide Sales and Marketing, in January 2001 and became Executive Vice President, Global Commercial Operations in April 2003. From January 1999 to December 2000, Mr. Morrow was President and Chief Executive Officer of Glaxo Wellcome Inc. (“Glaxo”), a subsidiary of GlaxoSmithKline plc. From January 1997 to December 1998, Mr. Morrow was Managing Director of Glaxo Wellcome U.K., also a subsidiary of GlaxoSmithKline plc. From May 1993 to December 1996, Mr. Morrow was Group Vice President for Commercial Operations of Glaxo.

Mr. Richard D. Nanula, age 45, became Executive Vice President and Chief Financial Officer in August 2001. From November 1999 to February 2001, Mr. Nanula was Chairman and Chief Executive Officer of Broadband Sports, Inc., an Internet media company. From March 1998 to May 1999, Mr. Nanula was President and Chief Operating Officer of Starwood Hotels & Resorts Worldwide, a worldwide hotel and gaming company. From August 1986 to March 1998, Mr. Nanula was at the Walt Disney Company; where he held several positions including Senior Executive Vice President and Chief Financial Officer and President of Disney Stores Worldwide. Mr. Nanula currently serves on the Board of Directors of The Boeing Company.

Dr. Roger M. Perlmutter, age 53, became Executive Vice President of Research and Development in January 2001. From July 1999 to December 2000, Dr. Perlmutter was Executive Vice President, Worldwide Basic Research and Preclinical Development of Merck Research Laboratories. From February 1999 to

July 1999, Dr. Perlmutter served as Executive Vice President of Merck Research Laboratories, and from February 1997 to January 1999, as Senior Vice President of Merck Research Laboratories. From May 1989 to January 1997, Dr. Perlmutter was also Chairman of the Department of Immunology, University of Washington, and from January 1991 to January 1997, Professor in the Departments of Immunology, Biochemistry and Medicine, University of Washington. From July 1984 to January 1997, Dr. Perlmutter served as Investigator at the Howard Hughes Medical Institute at the University of Washington. Dr. Perlmutter currently serves on the Board of Directors of StemCells, Inc.

Mr. David J. Scott, age 53, became Senior Vice President, General Counsel and Secretary in March 2004. From May 1999 to February 2004, Mr. Scott served as Senior Vice President and General Counsel of Medtronic, Inc., a medical technology company, and also as Secretary from January 2000. From December 1997 to April 1999, Mr. Scott served as General Counsel of London-based United Distillers & Vintners. From April 1996 to November 1997, Mr. Scott served as General Counsel of London-based International Distillers & Vintners.

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

Item 1A. RISK FACTORS

This report and other documents we file with the Securities and Exchange Commission (“SEC”) contain forward looking statements that are based on current expectations, estimates, forecasts and projections about us, our future performance, our business or others on our behalf, our beliefs and our management’s assumptions. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict. You should carefully consider the risks and uncertainties facing our business. The risks described below are not the only ones facing us. Our business is also subject to the risks that affect many other companies, such as employment relations, general economic conditions, geopolitical events and international operations. Further, additional risks not currently known to us or that we currently believe are immaterial also may impair our business, operations, liquidity and stock price materially and adversely.

If our intellectual property positions are challenged, invalidated, circumvented or expire, or if we fail to prevail in present and future intellectual property litigation, our business could be adversely affected.

The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and often involve complex legal, scientific, and factual questions. To date, there has emerged no consistent policy regarding breadth of claims allowed in such companies’ patents. Third parties may challenge, invalidate, or circumvent our patents and patent applications relating to our products, product candidates, and technologies. In addition, our patent positions might not protect us against competitors with similar products or technologies because competing products or technologies may not infringe our patents. For example, F. Hoffmann-La Roche Ltd (“Roche”) is developing a pegylated erythropoietin molecule that, according to Roche’s public statements, they expect to bring to the U.S. market despite their acknowledgement of our U.S. erythropoietin patents. On November 8, 2005, we filed a lawsuit against Roche for patent infringement of six of our U.S. patents. This lawsuit is described in “Item 3. Legal Proceedings - Amgen Inc. v. F. Hoffman-La Roche Ltd., et al.” For certain of our product candidates, there are third parties who have patents or pending patents that they may claim prevent us from commercializing these product candidates in certain territories. Patent disputes are frequent, costly, and can preclude or delay commercialization of products. We are currently, and in the future may be, involved in patent litigation. For example, we are currently involved in an ongoing patent infringement lawsuit against Transkaryotic Therapies, Inc. (“TKT”) and Aventis with respect to our erythropoietin patents. If we lose or settle current or future litigations at certain stages or entirely, we could be: subject to competition and/or significant liabilities; required to enter into third-party licenses for the infringed product or technology; or required to cease using the technology or product in dispute. In addition, we cannot guarantee that such licenses will be available on terms acceptable to us, or at all.

Our success depends in part on our ability to obtain and defend patent rights and other intellectual property rights that are important to the commercialization of our products and product candidates. We have filed applications for a number of patents and have been granted patents or obtained rights relating to erythropoietin, natural and recombinant G-CSF, darbepoetin alfa, pegfilgrastim, etanercept, and our other products and potential products. We market our erythropoietin, recombinant G-CSF, darbepoetin alfa, pegfilgrastim, and etanercept products as EPOGEN® (Epoetin alfa), NEUPOGEN® (Filgrastim), Aranesp® (darbepoetin alfa), Neulasta® (pegfilgrastim), and Enbrel® (etanercept), respectively. With respect to our material patents, we have had a number of G-CSF patent expiries in the United States and one erythropoietin patent expiry in the European Union (“EU”). For additional information on our material patents see “Patents and Trademarks” in “Item 1. Business.”

We also have been granted or obtained rights to patents in Europe relating to: erythropoietin; G-CSF; pegfilgrastim (pegylated G-CSF); etanercept; two relating to darbepoetin alfa; and hyperglycosylated erythropoietic proteins. Our principal European patent relating to erythropoietin expired on December 12, 2004 and our principal European patent relating to G-CSF expires on August 22, 2006. We believe that after the expiration of each of these patents, other companies could receive approval for and market follow-on or biosimilar products to compete with these products in the EU; presenting additional competition to our products. (See “— Our marketed products face substantial competition and other companies may discover, develop, acquire or commercialize products before or more successfully than we do.”) While we do not market erythropoietin in Europe as this right belongs to Johnson & Johnson (through Kirin Amgen, Inc. (“KA”)), we do market Aranesp® in the EU, which competes with Johnson & Johnson’s EPREX® product, Roche’s Neorecormon® product, and others’ erythropoietin products. We cannot predict with certainty when the first biosimilar products could appear on the market in the EU. However, based on an announcement by Shire Pharmaceuticals Group plc (“Shire”), we expect that the first competing Epoetin alfa product, manufactured by Shire, may appear on the market in the EU in the first half of 2007. Also, we expect that biosimilar erythropoietin products may be approved in the EU beginning in late 2006 and could be available in the EU shortly after approval. We also expect that the first biosimilar G-

CSF product may be approved as early as mid-2007 and that it would compete with Neulasta® and NEUPOGEN®. We cannot predict whether or to what extent the entry of biosimilar products would impact future Aranesp®, Neulasta® or NEUPOGEN® sales in the EU. The EU is currently in the process of developing regulatory guidelines related to the development and approval of biosimilar products. In July 2005, the European Agency for the Evaluation of Medical Products (“EMEA”), issued clinical trial guidance for certain biosimilar products including erythropoietins and granulocyte-colony stimulating factors, which guidance recommends that applicants seeking approval of such biosimilar products conduct fairly extensive pharmacodynamic, toxicological, clinical safety studies and a pharmacovigilance program. In October 2005, the EMEA confirmed that biosimilar products will be approved under a different legal pathway than the one applicable to generics of small molecule drugs. Based on the process and timing outlined by the EMEA, we believe relevant product specific guidelines are likely to be finalized by the first quarter of 2006. However, we cannot predict what final EMEA product specific guidelines will be.

Before we commercialize and sell any of our product candidates, we must conduct clinical trials in humans; if we fail to adequately manage these trials we may not be able to sell future products and our sales could be adversely affected.

Before we can sell any products, we must conduct clinical trials which demonstrate that our product candidates are safe and effective for use in humans for the indications sought. The results of these clinical trials are used as the basis to obtain regulatory approval from government authorities such as the U.S. Food and Drug Administration (“FDA”). Clinical trials are experiments conducted using our product candidates in human patients having the diseases or medical conditions we are trying to address. Conducting clinical trials is a complex, time-consuming and expensive process. We are required to conduct clinical trials using an appropriate number of trial sites and patients to support the product label claims we are seeking. The length of time, number of trial sites and patients required for clinical trials vary substantially according to the type, complexity, novelty and intended use of the product candidate, and therefore, we may spend as much as several years completing certain trials. Further, the time within which we can complete our clinical trials depends in large part on the rate of patient enrollment. Patient enrollment is a function of several factors, including the size of the patient population, enrollment criteria, the proximity of the patients to the trial sites, and competition with other clinical trials for eligible patients. As such, there may be limited availability of patients who meet the criteria for certain clinical trials. Delays in planned patient enrollment can result in increased development costs, delays in regulatory approvals and associated delays in product candidates reaching the market. Patients may also suffer adverse medical events or side effects in the course of our clinical trials that may delay or prohibit regulatory approval of our product candidates. Of course, even if we successfully manage our clinical trials, we may not obtain favorable clinical trial results and may not be able to obtain regulatory approval on this basis.

In 2006, we are expecting a significant increase in the number, size, duration and complexity of our clinical trials, in particular with respect to denosumab, our late-stage investigational product for osteoporosis, and we expect total research and development expenses to increase by 30-40%. For example, testing denosumab in the osteoporosis setting requires large clinical trials, substantial time and resources to recruit patients and significant expense to execute. We expect to start eleven “mega-site” trials (involving 200 or more sites) in 2006 to support denosumab and our other late-stage programs. To execute our clinical trial programs, we need to accelerate the growth of our development organization, implement new management structures and approaches and increase dependence on third-party contract clinical trial providers. Further, to increase the number of patients available for enrollment for our clinical trials, we are planning to open clinical sites and enroll patients in a number of new geographic locations where our experience conducting clinical trials is more limited, including Russia, China, India and some South American countries. We plan to conduct clinical trial activities in these new territories through third-party contract clinical trial providers.

If we fail to adequately manage the increasing number, size and complexity of our clinical trials, our clinical trials and corresponding regulatory approvals may be delayed or we may fail to gain approval for our product candidates altogether. If we are unable to market and sell our product candidates or are unable to obtain approvals in the timeframe needed to execute our product strategies, our business and results of operations would be adversely affected materially.

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

•       we and certain of our licensors or partners may fail to effectively conduct clinical development or clinical manufacturing activities

Several of our product candidates have failed or been discontinued at various stages in the product development process, including, but not limited to, Brain Derived Neurotrophic Factor (“BDNF”), Megakaryocyte Growth and Development Factor (“MGDF”), and Glial Cell Lined-Derived Neurotrophic Factor (“GDNF”). For example, in 1997, we announced the failure of BDNF for the treatment of amyotrophic lateral sclerosis, or Lou Gehrig’s Disease, because the product candidate, when administered by injection, did not produce acceptable clinical results for a specific use after a phase 3 trial, even though BDNF had progressed successfully through preclinical and earlier clinical trials. In addition, in 1998, we discontinued development of MGDF, a novel platelet growth factor, at the phase 3 trial stage after several people in platelet donation trials developed low platelet counts and neutralizing antibodies. Also, in June 2004, we announced that the phase 2 study of GDNF for the treatment of advanced Parkinson’s disease did not meet the primary study endpoint upon completion of nine months of the double-blind treatment phase of the study even though a small phase 1 pilot investigator initiated open label study over a three year period appeared to result in improvements for advanced Parkinson’s disease patients. Subsequently, in the fall of 2004 we discontinued clinical development of GDNF in patients with advanced Parkinson’s disease after several patients in the phase 2 study developed neutralizing antibodies and new preclinical data showed that GDNF caused irreversible damage to the area of the brain critical to movement control and coordination. On February 11, 2005, we confirmed our previous decision to halt clinical trials and, as a part of that decision and based on thorough scientific review, we also concluded that we will not provide GDNF to the 48 patients who participated in clinical trials that were terminated in the fall of 2004. Of course, there may be other factors that prevent us from marketing a product. We cannot guarantee we will be able to produce or manufacture commercially successful products. (See “— Difficulties, disruptions or delays in manufacturing may limit supply of our products and limit our product sales.”, “— Our current products and products in development cannot be sold if we do not maintain regulatory approval and comply with manufacturing regulations.” and “— Before we commercialize and sell any of our product candidates, we must conduct clinical trials in humans; if we fail to adequately manage these trials we may not be able to sell future products and our sales could be adversely affected.”)

Our sales depend on payment and reimbursement from third-party payers, and, to the extent that reimbursement for our products is reduced, this could negatively impact the utilization of our products.

In the United States, dialysis providers are primarily reimbursed for EPOGEN® by the federal government through the End Stage Renal Disease Program (“ESRD Program”) of Medicare. The ESRD Program reimburses approved providers for 80% of allowed dialysis costs; the remainder is paid by other sources, including patients, state Medicaid programs, private insurance, and to a lesser extent, state kidney patient programs. The ESRD Program reimbursement rate is established by federal law and is monitored and implemented by the Centers for Medicare & Medicaid Services (“CMS”). Most patients receiving Aranesp®, Neulasta®, and NEUPOGEN® for approved indications are covered by both government and private payer health care programs. Beginning in 2006, ENBREL and Sensipar® are eligible for coverage from the U.S. government under Medicare Part D. Therefore, sales of all of our principal products are dependent, in part, on the availability and extent of reimbursement from third-party payers, including governments and private insurance plans. Generally, worldwide use of our products may be affected by cost containment pressures and cost shifting from governments and private insurers on health care providers in response to ongoing initiatives to reduce health care expenditures.

The Medicare Prescription Drug Improvement and Modernization Act (or the “Medicare Modernization Act” (“MMA”)) was enacted into law in December 2003 and became effective January 1, 2005. Changes resulting from the MMA, which lowered reimbursement for our products, could negatively affect product sales of some of our marketed products. However in 2005, we believe that our product sales were not significantly impacted by the reimbursement changes resulting from the MMA. We believe this was, in part, due to the effects of CMS’s oncology demonstration project (the “2005 Demonstration Project”) on sales of our products used in supportive cancer care, especially Aranesp®. Furthermore, we believe this was also, in part, due to increased reimbursement rates to physicians from CMS for services associated with drug administration. The 2005 Demonstration Project, which provided financial incentives to physicians for collecting and reporting oncology patient survey data, expired on December 31, 2005. In November 2005, CMS announced a new demonstration project (the “2006 Demonstration Project”) that uses different criteria for how patients with cancer are evaluated and treated and that is targeted at approximately half of the funding originally targeted for the 2005 Demonstration Project. The final rule for the 2006 Medicare Physician Fee Schedule Payment Final Rule issued in November 2005 reduced payments for physician services in 2006 by approximately 4.4% on average. However, recently passed legislation will eliminate this reduction for 2006. Because we cannot accurately predict the impact of any such changes on how, or under what circumstances, healthcare providers will prescribe or administer our products, we cannot estimate the full impact of the MMA on our business. However, we believe that it is not likely to be significant to our business in 2006.

The main components of the MMA that affect our currently marketed products are as follows:

•       Through 2004, the Average Wholesale Price (“AWP”) mechanism was the basis of Medicare Part B payment for covered outpatient drugs and biologics. Effective January 1, 2005, in the physician clinic setting, Aranesp®, Neulasta® and NEUPOGEN® are being reimbursed under a Medicare Part B payment methodology that reimburses each product at 106% of its “average sales price” (“ASP”) (sometimes referred to as “ASP+6%”). ASP is calculated by the manufacturer based on a statutorily defined formula and submitted to CMS. A product’s ASP is calculated on a quarterly basis and therefore may change each quarter. The ASP in effect for a given quarter (the “Current

Period”) is based upon certain historical sales and sales incentive data covering a statutorily defined period of time preceding the Current Period. For example, the ASP for Aranesp® that we submit for the second quarter of 2006 will be based on certain historical sales and sales incentive data for Aranesp® from January 1, 2005 through December 31, 2005. CMS publishes the ASPs for products in advance of the quarter in which they go into effect. The 2005 reimbursement rates for Aranesp® and Neulasta® (calculated at 106% of the ASPs) were lower than their respective 2004 reimbursement rates. Although the ASPs for Aranesp® and Neulasta® have trended downward during 2005, they began to stabilize during the fourth quarter of 2005.

•       Per the MMA, physicians in the physician clinic setting will have the choice between purchasing and billing for drugs under the ASP+6% system or obtaining drugs from vendors selected by CMS under the “competitive acquisition program” (“CAP”) starting in 2006. Physicians who select to obtain drugs from CAP will no longer purchase or obtain reimbursement directly for such drugs. CMS issued a final rule related to CAP in November 2005. Based on this final rule, the election period for 2006 will occur between April 3 and May 15, 2006 for participation from July 1 through December 31, 2006; the first drug deliveries through the CAP will occur in July 2006. Based on the final rule for CAP, we do not anticipate widespread adoption of this program initially. Nevertheless, because we cannot fully predict how many physicians will select to obtain drugs from CAP, we cannot predict the full impact of the CAP on our business. However, pursuant to the final rule, discounts to CAP vendors are excluded from the calculation of ASPs and therefore do not have the potential to impact the ASPs for our products that would be available through the CAP.

•       Medicare’s hospital outpatient prospective payment system (“OPPS”), which determines payment rates for specified covered outpatient drugs and biologics in the hospital outpatient setting, utilized AWP as the basis for reimbursement in 2005. CMS’ 2005 reimbursement rate, as in 2003 and 2004, continued the application of an “equitable adjustment” such that the 2005 Aranesp® reimbursement rate was based on the AWP of PROCRIT®. For 2005, the reimbursement rate for Aranesp® was 83% of the AWP for PROCRIT®, down from 88% of the AWP for PROCRIT® in 2004, with a dose conversion ratio of 330 U PROCRIT® to 1 mcg Aranesp®, the same ratio as 2004. Effective January 1, 2006, the OPPS system changed from an AWP based reimbursement system to a system based on ASP. This change affects Aranesp®, Neulasta® and NEUPOGEN® when administered in the hospital outpatient setting. In November 2005, CMS released its final OPPS rule for 2006. This final rule bases reimbursement for non-pass through products such as Aranesp®, Neulasta® and NEUPOGEN® on an ASP+6% using the same payment amounts as used in the physician clinic setting and does not apply an “equitable adjustment” to tie the reimbursement rate for Aranesp® to PROCRIT® using a dose conversion ratio. In the final rule, CMS noted that it reserves the right to apply “equitable adjustment” to the Aranesp® reimbursement rate calculation methodology in years after 2006.

•       Pursuant to final rules issued by CMS on November 3, 2004, Medicare reimbursement for EPOGEN® used in the dialysis setting for calendar year 2005 changed from the previous rate in 2004 of $10 per 1,000 Units to $9.76 per 1,000 Units, in 2005, a rate based upon an average acquisition cost for 2003 determined by the Office of the Inspector General (“OIG”) and adjusted for price inflation based on the Producer Price Index for pharmaceutical products. Pursuant to the CMS final rules, the difference between the 2004 reimbursement rates for all drugs separately billed outside the dialysis composite rate (including EPOGEN®) and the 2005 reimbursement rates for such drugs was added to the composite rate that dialysis providers receive for dialysis treatment. In November 2005, CMS released the 2006 Medicare Physician Fee Schedule Payment Final Rule. In the final rule, CMS stated that EPOGEN® and separately billed ESRD drugs will be reimbursable at ASP+6% in both freestanding and hospital-based dialysis centers. This final rule establishes the payment mechanism for separately reimbursed dialysis drugs in both freestanding and hospital-

based dialysis centers, including EPOGEN® and Aranesp®, at ASP+6% using the same payment amounts used in the physician clinic setting and calculated quarterly in the same manner as described above for our products under the Medicare Part B payment methodology. Based on this final rule, we expect that the reimbursement rate for EPOGEN® will decrease for 2006 compared to 2005. Because we cannot accurately predict the extent to which this reduced reimbursement will impact how, or under what circumstances, healthcare providers will prescribe or administer EPOGEN®, we cannot estimate the full impact of the reduced reimbursement rate on our EPOGEN® product sales. However, we believe that it is not likely to be significant in 2006.

In addition, on November 9, 2005, CMS released a final revision to the Hematocrit Measurement Audit Program Memorandum (“HMA-PM”), a Medicare payment review mechanism used by CMS to audit EPOGEN® and Aranesp® (when used in dialysis) utilization and appropriate hematocrit outcomes of dialysis patients. The new policy, Claims Monitoring Policy: Erythropoietin/darbepoetin alfa usage for beneficiaries with end stage renal disease (“Claims Monitoring Policy”), will be effective April 1, 2006. The final Claims Monitoring Policy provides that if a patient’s hemoglobin is greater than 13 grams per deciliter, providers are instructed to reduce the patient’s EPOGEN® and Aranesp® dose by twenty-five percent. If the provider does not reduce the patient’s EPOGEN® and Aranesp® dose and there is no medical documentation to support the higher dosage, reimbursement will be reduced to the level it would have been had the provider reduced dosage by twenty-five percent. Based on our preliminary evaluation, we do not expect the new Claims Monitoring Policy to have a negative impact on EPOGEN® and Aranesp® sales and given the importance of EPOGEN® and Aranesp® for maintaining the quality of care for dialysis patients, we do not expect that the new policy will substantially impact the utilization of EPOGEN® and Aranesp®. However, we are currently in the process of further evaluating the new Claims Monitoring Policy. As a result, we cannot predict the potential full impact of this final guidance on our business.

If, and when, reimbursement rates or availability for our marketed products changes adversely or if we fail to obtain adequate reimbursement for our current or future products, health care providers may limit how much or under what circumstances they will prescribe or administer them, which could reduce the use of our products or cause us to reduce the price of our products. This could result in lower product sales, which could have a material adverse effect on us and our results of operations. For example, the use of EPOGEN® in the United States in connection with treatment for end stage renal disease is funded primarily by the U.S. federal government. In early 1997, CMS, formerly known as Healthcare Financing Administration (“HCFA”), instituted a reimbursement change for EPOGEN®, which materially and adversely affected our EPOGEN® sales until the policies were revised. Also, we believe the increasing emphasis on cost-containment initiatives in the United States, Europe, and other countries has and will continue to put pressure on the price and usage of our products, which may adversely impact product sales. Further, when a new therapeutic product is approved, the governmental and/or private coverage and reimbursement for that product is uncertain. We cannot predict the availability or amount of reimbursement for our approved products or product candidates, including those at a late stage of development, and current reimbursement policies for marketed products may change at any time. Sales of all our products are and will be affected by government and private payer reimbursement policies. Reduction in reimbursement for our products could have a material adverse effect on our product sales and results of operations.

Certain of our raw materials, medical devices and components are single-sourced from third parties; third-party supply failures could adversely affect our ability to supply our products.

Certain raw materials necessary for commercial manufacturing and formulation of our products are provided by single-source unaffiliated third-party suppliers. Also, certain medical devices and components necessary for formulation, fill, and finish of our products are provided by single-source unaffiliated third-party suppliers. Certain of these raw materials, medical devices, and components are the proprietary products of these unaffiliated third-party suppliers and, in some cases, such proprietary products are specifically cited in our drug application with the FDA so that they must be obtained from that specific sole source and could not be obtained from another supplier unless and until the FDA approved that other supplier. We would be unable to obtain these raw materials, medical devices, or components for an indeterminate period of time if these third-party single-source suppliers were to cease or interrupt production or otherwise fail to supply these materials or products to us for any reason, including due to regulatory requirements or action, due to adverse financial developments at or affecting the supplier, and/or due to unexpected demand, labor shortages or disputes. We would also be unable to obtain these materials, devices and components for an indeterminate period of time if such supply was subsequently found to not be in compliance with our quality standards or resulted in quality failures or product contamination and/or recall when used to manufacture, formulate, fill, or finish our products. These events could adversely affect our ability to satisfy demand for our products, which could adversely affect our product sales and operating results materially. For example, we have experienced shortages in certain components necessary for the formulation, fill, and finish of certain of our products in our Puerto Rico facility without impact on our ability to supply these products. However, we may experience the shortages in the future resulting in delayed shipments, supply constraints, stock-outs and/or recalls of our products.

Also, certain of the raw materials required in the commercial manufacturing and the formulation of our products are derived from biological sources, including mammalian tissues, bovine serum and human serum albumin, or HSA. We are investigating alternatives to certain biological sources as such raw materials may be subject to contamination and/or recall. Also, some countries in which we market our products may restrict the use of certain biologically derived substances in the manufacture of drugs. A material shortage, contamination, recall, and/or restriction of the use of certain biologically derived substances in the manufacture of our products could adversely impact or disrupt our commercial manufacturing of our products or could result in a mandated withdrawal of our products from the market. This could adversely affect our ability to satisfy demand for our products, which could adversely affect our product sales and operating results materially.

Our current products and products in development cannot be sold if we do not maintain regulatory approval and comply with manufacturing regulations.

We and certain of our licensors and partners conduct research, preclinical testing, and clinical trials for our product candidates. In addition, we manufacture and contract manufacture and certain of our licensors and partners manufacture our product candidates. We also manufacture and contract manufacture, price, sell, distribute, and market or co-market our products for their approved indications. These activities are subject to extensive regulation by numerous state and federal governmental authorities in the United States, such as the FDA and CMS, as well as in foreign countries, including European countries, Canada, Australia and Japan. Currently, we are required in the United States and in foreign countries to obtain approval from those countries’ regulatory authorities before we can manufacture (or have our third-party manufacturers produce), market and sell our products in those countries. In our experience, obtaining regulatory approval is costly and takes many years, and after it is obtained, remains costly to maintain. (See “— Before we commercialize and sell any of our product candidates, we must conduct clinical trials in humans; if we fail to adequately manage these trials we may not be able to sell future products and our sales could be adversely affected.”)

The FDA and other U.S. and foreign regulatory agencies have substantial authority to terminate clinical trials, require additional testing, delay or withhold registration and marketing approval, require changes in labeling of our products, and mandate product withdrawals. Substantially all of our marketed products are currently approved in the United States and most are approved in Europe and in other foreign countries for specific uses. However, later discovery of unknown problems with our products could result in restrictions on the sale or use of such products, including potential withdrawal of the product from the market. If new medical data suggests an unacceptable safety risk or previously unidentified side-effects, we may voluntarily withdraw, or regulatory authorities may mandate the withdrawal of, such product from the market for some period or permanently. Further, regulatory agencies could change existing, or promulgate new, regulations at any time which may affect our ability to obtain or maintain approval of our existing or future products or require significant additional costs to obtain or maintain such approvals. We currently manufacture and market all our approved principal products, and we plan to manufacture and market many of our potential products. (See “— Difficulties, disruptions or delays in manufacturing may limit supply of our products and limit our product sales.” and “— We may be required to perform additional clinical trials or change the labeling of our products if we or others identify side effects after our products are on the market.”) Even though we have obtained regulatory approval for our marketed products, these products and our manufacturing processes are subject to continued review by the FDA and other regulatory authorities. In addition, ENBREL is manufactured both by us at our Rhode Island manufacturing facilities and by third-party contract manufacturers, including Boehringer Ingelheim Pharma KG (“BI Pharma”). Formulation, fill, and finish of bulk product produced at our Rhode Island manufacturing facilities is performed by us and third-party service providers and formulation, fill, and finish of bulk product manufactured at our other facilities that is currently solely performed by us may also be performed by us and third-party service providers in the future. The third-party contract manufacturers and third-party service providers are also subject to FDA regulatory authority. (See “— Difficulties, disruptions or delays in manufacturing may limit supply of our products and limit our product sales.”) In addition, later discovery of unknown problems with our products or manufacturing processes or those of our contract manufacturers or third-party service providers could result in restrictions on the sale, manufacture, or use of such products, including potential withdrawal of the products from the market. For example, we have conducted a voluntary wholesaler recall of a limited number of lots of ENBREL as a result of a small number of reports of missing, detached or loose rubber caps on the needle-less syringe filled with diluent liquid by a third-party contract manufacturer and packaged with the vials of ENBREL. Although there have been no observable adverse event trends associated with the reports of missing detached or loose rubber caps, we may experience the same or other problems in the future resulting in broader product recalls or adverse event trends. If regulatory authorities determine that we or our contract manufacturers or third-party service providers have violated regulations or if they restrict, suspend, or revoke our prior approvals, they could prohibit us from manufacturing or selling our marketed products until we or our contract manufacturers or third-party service providers comply, or indefinitely. In addition, if regulatory authorities determine that we or our licensor or partner conducting research and development activities on our behalf have not complied with regulations in the research and development of a product candidate, then they may not approve the product candidate and we will not be able to market and sell it. If we were unable to market and sell our products or product candidates, our business and results of operations would be materially and adversely affected.

We formulate, fill, and finish substantially all our products at our Puerto Rico manufacturing facility; if significant natural disasters or production failures occur at this facility, we may not be able to supply these products.

We currently perform all of the formulation, fill, and finish for EPOGEN®, Aranesp®, Neulasta® and NEUPOGEN® and some formulation, fill, and finish operations for ENBREL at our manufacturing facility in Juncos, Puerto Rico. Our global supply of these products is significantly dependent on the uninterrupted and efficient operation of this facility. Additionally, to keep up with the growing demand for our products, we are operating this facility at nearly full production capacity. Power failures, the breakdown, failure or substandard performance of equipment, the improper installation or operation of equipment, natural or other disasters, including hurricanes, or failures to comply with regulatory requirements, including those of the FDA, contamination or shortages of components used in the formulation, fill, and finish of our products, among others, could adversely affect our formulation, fill, and finish operations. For example, this facility in Puerto Rico has experienced manufacturing component shortages and has had evidence of adverse trends in the microbial bioburden of the production environment that has reduced the production output. Although these experiences in Puerto Rico have not impacted our ability to supply product in the past, the same or other problems may result in our being unable to supply these products, which could adversely affect our product sales and operating results materially. Although we have obtained limited insurance to protect against certain business interruption losses, there can be no assurance that such coverage will be adequate or that such coverage will continue to remain available on acceptable terms, if at all. The extent of the coverage of our insurance could limit our ability to mitigate for lost sales and could result in such losses adversely affecting our product sales and operating results materially.

Difficulties, disruptions or delays in manufacturing may limit supply of our products and limit our product sales.

We currently manufacture and market all our principal products, and we plan to manufacture and market many of our potential products. Manufacturing biologic human therapeutic products is difficult, complex and highly regulated. (See “— Our current products and products in development cannot be sold if we do not maintain regulatory approval and comply with manufacturing regulations.”) Our ability to adequately and timely manufacture and supply our products is impacted by many manufacturing variables, such as availability of raw materials and components used in the manufacturing process, particularly those for which we have no other source or supplier, facility capacity, the timing and actual number of production runs, production success rates, bulk drug yields, and the timing and outcome of product quality testing. If we have problems in one or more of these or other manufacturing variables, we may experience delayed shipments, supply constraints, stock-outs and/or recalls of our products. For example, in the second quarter of 2002, the prior co-marketers with respect to ENBREL experienced a brief period where no ENBREL was available to fill patient prescriptions, primarily due to variation in the expected production yield from BI Pharma, our primary third-party manufacturer of ENBREL. If we are at any time unable to provide an uninterrupted supply of our products to patients, we may lose patients, physicians may elect to prescribe competing therapeutics instead of our products, and sales of our products will be adversely affected, which could materially and adversely affect our product sales and results of operations.

We are dependent on third parties for a significant portion of our bulk supply and the formulation, fill, and finish of ENBREL.

We currently produce a substantial portion of annual ENBREL supply at our Rhode Island manufacturing facilities. However, we also depend on third parties for a significant portion of our ENBREL bulk supply as well as for some of the formulation, fill, and finish of ENBREL that we manufacture. BI Pharma is our third-party manufacturer of ENBREL bulk drug; accordingly, our U.S. and Canadian supply of ENBREL is currently significantly dependent on BI Pharma’s production schedule for ENBREL. We would be unable to produce ENBREL in sufficient quantities to substantially offset shortages in BI Pharma’s scheduled production if BI Pharma or other third-party manufacturers used for the formulation, fill, and finish of ENBREL bulk drug were to cease or interrupt production or services or otherwise fail to supply materials, products, or services to us for any reason, including due to labor shortages or disputes, regulatory requirements or action, or contamination of product lots or product recalls. This in turn could materially reduce our ability to satisfy demand for ENBREL, which could materially and adversely affect our operating results. Among the factors that could affect our actual supply of ENBREL at any time in clude, without limitation, is BI Pharma’s and the Rhode Island facilities’ bulk drug production scheduling. For example, BI Pharma does not produce ENBREL continuously; rather, it produces the bulk drug substance through a series of periodic campaigns throughout the year. Our Rhode Island manufacturing facilities are currently dedicated to ENBREL production. The amount of commercial inventory available to us at any time depends on a variety of factors, including the timing and actual number of BI Pharma’s production runs, the actual number of runs at our Rhode Island manufacturing facilities, and, for either the Rhode Island or BI Pharma facilities, the level of production yields and success rates, the timing and outcome of product quality testing, and the amount of formulation, fill, and finish capacity.

We are dependent on third parties for some formulation, fill, and finish of ENBREL bulk drug substance manufactured at our Rhode Island facilities. If third-party formulation, fill, and finish manufacturers are unable to provide sufficient capacity or are otherwise unable to provide services to us, then supply of ENBREL could be adversely affected materially.

Under a collaboration and global supply agreement, we and Wyeth share the total worldwide supply of ENBREL produced by Amgen’s Rhode Island manufacturing facilities, BI Pharma’s manufacturing facility in Germany and Wyeth’s manufacturing facility in Ireland. Our ENBREL supply forecasts rely on certain assumptions of how much ENBREL each of these manufacturing facilities is expected to produce. If any of these manufacturing facilities are unable to produce in accordance with our or Wyeth’s expectations, the worldwide supply of ENBREL could be adversely affected materially. In such cases, we may be required to allocate supply for Wyeth’s benefit. To the extent that there is a shortfall in worldwide production expectations, our supply of ENBREL could be adversely affected.

We have grown rapidly, and if we fail to adequately manage that growth our business could be adversely impacted.

We have had an aggressive growth plan that has included substantial and increasing investments in research and development, sales and marketing, and facilities. We plan to continue to grow and our plan has a number of risks, some of which we cannot completely control. For example:

•       we need to generate higher revenues to cover a higher level of operating expenses, and our ability to do so may depend on factors that we do not control

•       we need to attract and retain highly qualified management, scientific, manufacturing and sales and marketing personnel, including hiring of approximately 1,000 new staff into our research and development organizations in 2006

•       we will need to assimilate new staff members and we will need to manage complexities associated with a larger, faster growing and geographically diverse organization

•       we will need to significantly expand our clinical development resources to manage and execute increasingly larger and more complex clinical trials

•       we will need to significantly expand our sales and marketing resources to launch a number of late-stage product candidates close in time

•       we will need to accurately anticipate demand for the products we manufacture and maintain adequate manufacturing capacity for both commercial and clinical supply

•       we will need to start up and operate a number of new manufacturing facilities and enter into and manage new third-party contract manufacturing arrangements, which may result in temporary inefficiencies and higher cost of goods

•       we are implementing an enterprise resource planning system to support our increasingly complex business and business processes and such implementation carries substantial operations risk, including loss of data or information, unanticipated increases in costs, disruption of operations or business interruption

Of course, there may be other risks and we cannot guarantee that we will be able to successfully manage these or other risks. If we fail to manage our growth in these ways or others, such failure could result in a material adverse affect on our business and results of operations.

Our marketed products face substantial competition and other companies may discover, develop, acquire or commercialize products before or more successfully than we do.

We operate in a highly competitive environment. Our products compete with other products or treatments for diseases for which our products may be indicated. For example, ENBREL competes in certain circumstances with products marketed by Centocor, Inc., Johnson & Johnson, Abbott Laboratories, Biogen IDEC Inc., Genentech, Inc., Pfizer Inc., Novartis Corp., and Sanofi-Aventis, as well as the generic drug methotrexate, and may face competition from other potential therapies being developed. Additionally, Aranesp® competes with products marketed by Johnson & Johnson in the United States and the EU and with products marketed by Roche in the EU. Also, Aranesp® may face competition in the EU from another Epoetin alfa product produced by Shire in the first half of 2007. Aranesp® and EPOGEN® may also face competition from Roche’s pegylated erythropoietin molecule that, according to Roche’s public statements, they expect to bring to the U.S. market despite their acknowledgement of our U.S. erythropoietin patents. (See “— If our intellectual property positions are challenged, invalidated, circumvented or expire, or if we fail to prevail in present and future intellectual property litigation, our business could be adversely affected.”) Further, if our currently marketed products are approved for new uses, or if we sell new products, we may face new, additional competition that we do not face today. Our principal European patent relating to erythropoietin expired on December 12, 2004 and our principal European patent relating to G-CSF expires on August 22, 2006. We believe that after the expiration of each of these patents, other companies could receive approval for and market biosimilar products to compete with our products in the EU, presenting additional competition to our products. While we do not market erythropoietin in Europe as this right belongs to Johnson & Johnson (through KA), we do market Aranesp® in the EU, which competes with Johnson & Johnson’s EPREX® product, Roche’s Neorecormon® product and others’ erythropoietin products. We cannot predict with certainty when the first biosimilar products could appear on the market in the EU. However, we believe that biosimilar erythropoietin products may be approved in the EU beginning in late 2006 and could be available in the EU shortly after approval. We also expect that the first biosimilar G-CSF product may be approved as early as mid-2007 and that it would compete with Neulasta® and NEUPOGEN®. We cannot predict whether or to what extent the entry of biosimilar products would impact future Aranesp®, Neulasta® or NEUPOGEN® sales in the EU. Our products may compete against products that have lower prices, superior performance, are easier to administer, or that are otherwise competitive with our products. Our inability to compete effectively could adversely affect product sales materially. The EU is currently in the process of developing regulatory guidelines related to the development and approval of biosimilar products. In July 2005, the EMEA issued clinical trial guidance for certain biosimilar products including erythropoietins and granulocyte-colony stimulating factors, which guidance recommends that applicants seeking approval of such biosimilar products conduct fairly extensive pharmacodynamic, toxicological, clinical safety studies and a pharmacovigilance program. In October 2005, the EMEA confirmed that biosimilar products will be approved under a different legal pathway than the one applicable to generics of small molecule drugs. Based on the process and timing outlined by the EMEA, we believe relevant product specific guidelines are likely to be finalized by the first quarter of 2006. However, we cannot predict what the final EMEA product specific guidelines will be.

Certain of our competitors, including biotechnology and pharmaceutical companies, market products or are actively engaged in research and development in areas where we have products or where we are developing product candidates or new indications for existing products. In the future, we expect that our products will compete with new drugs currently in development, drugs approved for other indications that may be approved for the same indications as those of our products, and drugs approved for other indications that are used off-label.

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

Concentration of sales at certain of our wholesaler distributors and consolidation of freestanding dialysis clinic businesses may negatively impact our bargaining power and profit margins.

A significant portion of our product sales are made to three pharmaceutical product wholesaler distributors, AmerisourceBergen Corporation, Cardinal Health, Inc., and McKesson Corporation. Sales to these three customers aggregated approximately 94% of total U.S. product sales in 2005. These distributors, in turn, sell our products to their customers, which include clinics, dialysis centers, hospitals and pharmacies. One of these products, EPOGEN®, is primarily sold to independent freestanding dialysis clinics, which have recently experienced significant consolidation. Three of these freestanding dialysis clinics, DaVita Inc., Fresenius Medical Care North America, Inc., and Renal Care Group, Inc., account for approximately 70% of all EPOGEN® sales in the freestanding dialysis clinic setting. This concentration and consolidation has increased these entities’ purchasing leverage and may put pressure on our pricing by their potential ability to extract price discounts on our products or fees for other services, correspondingly negatively impacting our bargaining position and profit margins. The results of these developments may have a material adverse effect on our product sales and results of operations.

Our marketing of ENBREL will be dependent in part upon Wyeth.

Under a co-promotion agreement, we and Wyeth market and sell ENBREL in the United States and Canada. A management committee comprised of an equal number of representatives from us and Wyeth is responsible for overseeing the marketing and sales of ENBREL including strategic planning, the approval of an annual marketing plan, product pricing, and the establishment of a brand team. The brand team, with equal representation from us and Wyeth, prepares and implements the annual marketing plan, which includes a minimum level of financial and sales personnel commitment from each party, and is responsible for all sales activities. If Wyeth fails to market ENBREL effectively or if we and Wyeth fail to coordinate our efforts effectively, our sales of ENBREL may be adversely affected materially.

Our business may be impacted by government investigations or litigation.

We and certain of our subsidiaries are involved in legal proceedings relating to various patent matters, government investigations, our business operations, government requests for information, and other legal proceedings that arise from time to time in the ordinary course of our business. Matters required to be disclosed by us are set forth in “Item 3. Legal Proceedings” and are updated as required in subsequently filed Form 10-Qs. Litigation is inherently unpredictable, and the outcome can result in excessive verdicts and/or injunctive relief that affects how we operate our business. Consequently, it is possible that we could, in the future, incur judgments or enter into settlements of claims for monetary damages or change the way we operate our business, which could have a material adverse effect on our results of operations (in the case of monetary damages, in the period in which such damages are incurred).

The federal government, state governments and private payers are investigating, and many have filed actions against, numerous pharmaceutical and biotechnology companies, including Amgen and Immunex Corporation, now a wholly owned subsidiary of ours, alleging that the reporting of prices for pharmaceutical products has resulted in false and overstated AWP, which in turn is alleged to have improperly inflated the reimbursement paid by Medicare beneficiaries, insurers, state Medicaid programs, medical plans and other payers to health care providers who prescribed and administered those products. A number of these actions have been brought against us and/or Immunex. Additionally, a number of states have pending in vestigations regarding our Medicaid drug pricing practices and the U.S. Departments of Justice and Health and Human Services have requested that Immunex produce documents relating to pricing issues. Further, certain state government entity plaintiffs in some of these AWP cases are also alleging that companies, including ours, are not reporting their “best price” to the states under the Medicaid program. These cases and investigations are described in “Item 3. Legal Proceedings — Average Wholesale Price Litigation”, and are updated as required in subsequent Form 10-Qs. Other states and agencies could initiate investigations of our pricing practices. A decision adverse to our interests on these actions and/or investigations could result in substantial economic damages and could have a material adverse effect on our results of operations in the period in which such liabilities are incurred.

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

After any of our products are approved for commercial use, we or regulatory bodies could decide, and have in the past decided, that changes to our product labeling are required. Label changes may be necessary for a number of reasons, including: the identification of actual or theoretical safety or efficacy concerns by regulatory agencies; the discovery of significant problems with a similar product that implicates an entire class of products or subsequent concerns about the sufficiency of the data or studies underlying the label. Any significant concerns raised about the safety or efficacy of our products could also result in the need to reformulate those products, to conduct additional clinical trials, to make changes to our manufacturing processes, or to seek re-approval of our manufacturing facilities. Significant concerns about the safety and effectiveness of a product could ultimately lead to the revocation of its marketing approval. The revision of product labeling or the regulatory actions described above could be required even if there is no clearly established connection between the product and the safety or efficacy concerns that have been raised. The revision of product labeling or the regulatory actions described above could have a material adverse effect on sales of the affected products and on our business and results of operations. (See “— Our current products and products in development cannot be sold if we do not maintain regulatory approval and comply with manufacturing regulations.”)

Guidelines and recommendations published by various organizations can reduce the use of our products.

Government agencies promulgate regulations and guidelines directly applicable to us and to our products. However, professional societies, practice management groups, private health/science foundations, and organizations involved in various diseases from time to time may also publish guidelines or recommendations to the health care and patient communities. Recommendations of government agencies or these other groups/organizations may relate to such matters as usage, dosage, route of administration, and use of related therapies. Organizations like these have in the past made recommendations about our products. Recommendations or guidelines that are followed by patients and health care providers could result in decreased use of our products. For example, we understand that the Agency for Healthcare Re search and Quality (“AHRQ”) is currently preparing a report on erythropoietic stimulating proteins used in cancer treatment. To the extent that the report makes recommendations on the use of Aranesp®, use of this product could be affected. In addition, the perception by the investment community or stockholders that recommendations or guidelines will result in decreased use of our products could adversely affect prevailing market prices for our common stock.

Our stock price is volatile, which could adversely affect your investment.

Our stock price, like that of other biotechnology companies, is volatile. For example, in the fifty-two weeks prior to December 31, 2005, the trading price of our common stock has ranged from a high of $86.17 per share to a low of $57.20 per share. Our stock price may be affected by a number of factors, such as:

•       changes in reimbursement policies or medical practices

•       adverse developments regarding the safety or efficacy of our products

•       actual or anticipated clinical trial results

•       actual or anticipated product supply constraints

•       product development or other business announcements by us or our competitors

•       regulatory matters or actions

•       announcements in the scientific and research community

•       intellectual property and legal matters

•       broader economic, industry and market trends unrelated to our performance

•       failure to complete the Abgenix, Inc. (“Abgenix”) acquisition

In addition, if our revenues, earnings or other financial results in any period fail to meet the investment community’s expectations, there could be an immediate adverse impact on our stock price.

Our corporate compliance program cannot guarantee that we are in compliance with all potentially applicable U.S. federal and state regulations and all potentially applicable foreign regulations.

The development, manufacturing, distribution, pricing, sales, marketing, and reimbursement of our products, together with our general operations, is subject to extensive federal and state regulation in the United States and to extensive regulation in foreign countries. (See “— Our current products and products in development cannot be sold if we do not maintain regulatory approval and comply with manufacturing regulations.” and “— Difficulties, disruptions or delays in manufacturing may limit supply of our products and limit our product sales.” and “— We may be required to perform additional clinical trials or change the labeling of our products if we or others identify side effects after our products are on the market.”) While we have developed and instituted a corporate compliance program based on what we believe to be current best practices, we cannot assure you that we or our employees are or will be in compliance with all potentially applicable U.S. federal and state regulations and/or laws or all potentially applicable foreign regulations and/or laws. If we fail to comply with any of these regulations and/or laws a range of actions could result, including, but not limited to, the termination of clinical trials, the failure to approve a product candidate, restrictions on our products or manufacturing processes, including withdrawal of our products from the market, significant fines, exclusion from government healthcare programs, or other sanctions or litigation.

Our revenues may fluctuate, and this fluctuation could cause financial results to be below expectations.

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

We may not realize all of the anticipated benefits of our merger with Abgenix, Inc.

On December 14, 2005, we announced that we had signed a definitive merger agreement under which we would acquire Abgenix for approximately $2.2 billion in cash plus the assumption of debt. The acquisition will provide us with full ownership of panitumumab and eliminate a tiered royalty on denosumab, two of our most important advanced pipeline products, as well as provide us with Abgenix’s manufacturing plant. The success of the merger will depend, in part, on our ability to realize the anticipated growth opportunities from integrating the businesses. In particular, this will require the successful regulatory approval and commercial launch of panitumumab along with production of panitumumab at Abgenix’s manufacturing plant. The integration of two independent companies is a complex, costly, and time-consuming process.

In addition, even if we are able to successfully integrate Abgenix’s operations, this integration may not result in the realization of the full benefits of the growth opportunities that we expect to result from the merger, or we may not achieve the expected benefits within the anticipated time frame. Further, the benefits from the merger may be offset by costs incurred in integrating the two companies. We cannot assure you that the integration of Abgenix with us will result in the realization of the full post-merger benefits anticipated by us. Our failure to achieve these benefits could have a material and adverse effect on our results of operations.

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

Item 1B.               UNRESOLVED STAFF COMMENTS

None.

Item 2.                        PROPERTIES

The following discussion summarizes our significant properties as of December 31, 2005. For additional information regarding planned additions to our facilities, see “Item 1. Business — Manufacturing and Raw Materials.”

Our principal executive offices, a majority of our administrative offices, and a significant portion of our R&D facilities are located in forty-five buildings in Thousand Oaks, California. Thirty-eight of the buildings located in Thousand Oaks are owned and seven are leased. Adjacent to these buildings are facilities that are under construction and additional land for future expansion. The Thousand Oaks, California, properties include manufacturing facilities licensed by various regulatory bodies to produce commercial quantities of Epoetin alfa, Aranesp® (darbepoetin alfa), Neulasta® (pegfilgrastim), and NEUPOGEN® (Filgrastim). Clinical manufacturing of certain of our product candidates is also performed in Thousand Oaks.

We own six buildings in Longmont, Colorado, including a manufacturing complex that is licensed to produce commercial quantities of Epoetin alfa and Aranesp® bulk drug substance. We have undeveloped land adjacent to the Longmont site to accommodate future expansion. We also own two buildings and lease seven buildings in Boulder, Colorado, housing process development research and manufacturing facilities. We also perform clinical manufacturing of Aranesp® in Colorado.

We own ten buildings and lease space in five buildings in the Seattle, Washington area, which house research, clinical manufacturing, and administrative facilities. In January 2004, we opened the Seattle research center. We also own additional land for future expansion in the Seattle, Washington area.

We own five buildings in West Greenwich, Rhode Island, including two manufacturing facilities which produce commercial and clinical quantities of Enbrel® (etanercept), and lease a warehouse facility in Cranston, Rhode Island.

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

Elsewhere in North America, we own a distribution center in Louisville, Kentucky, and a research facility in Cambridge, Massachusetts. We lease facilities for administrative offices in Washington, D.C.; San Diego, Sacramento, and Camarillo, California; and Canada, and lease four facilities for regional sales and marketing offices in the United States.

Outside North America, we own twelve buildings in Juncos, Puerto Rico, including both bulk and formulation, fill, and finish manufacturing facilities and warehouse facilities. Our facilities in Juncos, Puerto Rico, are responsible for formulation, fill, and finish activities related to our production of Epoetin alfa, Aranesp®, Neulasta®, NEUPOGEN® and ENBREL. In September 2005, we received FDA approval of a new bulk drug production plant in Puerto Rico which is used for the production of Neulasta® and NEUPOGEN®. We are also in process of constructing an additional bulk manufacturing plant in Juncos which will be used for the production of Epoetin alfa and Aranesp®. In addition, we own additional property on the Puerto Rico Site for future expansion. We also own a European packaging and distribution center in Breda, The Netherlands. We lease facilities in nineteen European countries, Australia, New Zealand, and Japan, for administration, sales and marketing, and/or development.

We believe that our existing facilities, third party contract manufacturing agreements, and our anticipated additions are sufficient to meet our expected needs.

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

On January 19, 2001, the Massachusetts District Court ruled that claims 2-4 of U.S. Patent No. 5,621,080 (the “‘080 Patent”), claims 1, 3, 4, and 6 of U.S. Patent No. 5,756,349 (the “‘349 Patent”) and claim 1 of the ‘422 Patent were valid, enforceable, and infringed by TKT’s erythropoietin product and the cells used to make such product. The Massachusetts District Court also held that claim 7 of the ‘349 patent and claims 1, 2, and 9 of U.S. Patent No. 5,547,933 (the “933 Patent”) were not infringed, and that if infringed the claims of the ‘933 patent would be invalid.

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

On January 6, 2003, the U.S. Court of Appeals for the Federal Circuit upheld the District Court’s decision that the Defendants infringe the ‘349 and ‘422 patents and held that claims 1 and 2 of the ‘933 patent were invalid. The court further upheld the enforceability and validity of all of the asserted claims except for validity over two references which was vacated and remanded to the District Court. The court vacated and remanded to the District Court of Massachusetts for further consideration of (i) the finding of infringement of the ‘080 patent, (ii) the holding of non-infringement of the ‘698 patent, and (iii) the effect of two references on the validity of the asserted claims of the patents. On January 20, 2003, the Defendants filed a Combined Motion for Panel Rehearing and Rehearing En Banc with the Federal Circuit regarding the court’s affirmance of the validity of the asserted claims under 35 U.S.C. §112. On March 3, 2003, the Federal Circuit denied the Defendant’s Motions for Panel Rehearing and Rehearing En Banc. The Massachusetts District Court held a trial on the remanded issues on October 7-8 and 15-17 and November 3-6, 2003. On October 30, 2003, the Massachusetts District Court ruled that claims 2-4 of the ‘080 patent are infringed.

On October 15, 2004, the Massachusetts District Court decided the remaining issues remanded from the U.S. Court of Appeals for the Federal Circuit in Amgen’s favor. In the October 15 decision, the court ruled that claims 4-9 of the ‘698 patent are valid and infringed, claims 2-4 of the ‘080 claims are valid, claim 1 of the ‘422 is valid and claim 7 of the ‘349 patent is valid and infringed. On December 10, 2004, TKT filed a Notice of Appeal to the U.S. Court of Appeals for the Federal Circuit.  After the parties briefed the issues, on December 6, 2005, the U.S. Court of Appeals for the Federal Circuit heard oral argument on the appeal filed by TKT.

Israel Bio-Engineering Project Litigation

On September 3, 2002, Israel Bio-Engineering Project (“IBEP”), filed a patent infringement lawsuit against Amgen’s wholly-owned subsidiary, Immunex Corporation (“Immunex”), Wyeth and Wyeth Pharmaceuticals in the U.S. District Court for the Central District of California, relating to a U.S. Patent No. 5,981,701 (the “‘701 Patent”). Although not the title owner of record, IBEP alleges that it owns the ‘701 Patent. IBEP asserts that the manufacture and sale of Enbrel® (etanercept) infringes claim 1 of this patent. IBEP seeks an accounting of damages and of any royalties or license fees paid to a third-party and seeks to have the damages trebled on account of alleged willful infringement. IBEP also seeks to force the defendants to take a compulsory non-exclusive license. On September 4, 2003, Yeda Research and Development Co. Ltd. (“Yeda”), the title owner of record of the ‘701 patent, joined as an interventor-defendant. On February 18, 2004, the court granted summary judgment in favor of Yeda on the issue of ownership.

On March 31, 2004, judgment was entered in favor of the defendants including Amgen and Immunex. IBEP filed a Notice of Appeal. Oral argument was heard by the Court of Appeals for the Federal Circuit on January 11, 2005.

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

On December 22, 2005, the U.S. District Court for the Central District of California granted Intervenor Yeda’s motion for summary judgment that the plaintiff, IBEP, lacks standing to sue Amgen, Immunex and Wyeth for patent infringement. On January 26, 2006, IBEP filed a Notice of Appeal with the U.S. Court of Appeals for the Federal Circuit.

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

These cases that are, or are in the process of being consolidated into the MDL Proceeding, are being brought by consumer classes and certain state and local governmental entities. The cases consist of the following:

•       Citizens for Consumer Justice, et al., v. Abbott Laboratories, Inc., et al.; Teamsters Health & Welfare Fund of Philadelphia, et al., v. Abbott Laboratories, Inc., et al.; Action Alliance of Senior Citizens of Greater Philadelphia v. Immunex Corp.; Constance Thompson, et al. v. Abbott Laboratories, Inc., et al.; Ronald Turner, et al. v. Abbott Laboratories, Inc., et al.; Congress of California Seniors v. Abbott Laboratories, et al.; State of Montana v. Abbott Laboratories, Inc., et al.; State of Nevada v. American Home Products Corp., et al.; County of Suffolk v. Abbott Laboratories, Inc., et al.; IUOE, Local 68 v. AstraZeneca, PLC, et al.; County of Westchester v. Abbott Laboratories, Inc., et al.; County of Rockland v. Abbott Laboratories, Inc., et al.; City of New York v. Abbott Laboratories, Inc., et al.; County of Nassau v. Abbott Laboratories, Inc., et al; County of Onondaga v. Abbott Laboratories, Inc., et al.;.; County of Erie v. Abbott Laboratories, Inc., et al.; County of Chenango v. Abbott Laboratories, Inc., et al.; County of Chautauqua v. Abbott Laboratories, Inc., et al.; County of Tompkins v. Abbott Laboratories, Inc., et al.; County of Wayne v. Abbott Laboratories, Inc., et al.; County of Monroe v. Abbott Laboratories, Inc., et al.; County of Washington v. Abbott Laboratories, Inc., et al.; County of Herkimer v. Abbott Laboratories, Inc., et al.; County of Cayuga v. Abbott Laboratories, Inc., et al.; County of Allegany v. Abbott Laboratories, Inc., et al.; County of Rensselaer v. Abbott Laboratories, Inc., et al.; County of Albany v. Abbott Laboratories, Inc., et al.; County of Cattaraugus v. Abbott Laboratories, Inc., et al.; County of Yates v. Abbott Laboratories, Inc., et al.; County of Broome v. Abbott Laboratories, Inc., et al.; County of Warren v. Abbott Laboratories, Inc., et al.; County of Greene v. Abbott Laboratories, Inc., et al.; County of Saratoga v. Abbott Laboratories, Inc., et al.; County of St. Lawrence v. Abbott Laboratories, Inc., et al.; County of Oneida v. Abbott Laboratories, Inc., et al.; County of Genesee v. Abbott Laboratories, Inc., et al.; Count of Fulton v. Abbott Laboratories, Inc., et al.; County of Steuben v. Abbott Laboratories, Inc., et al.; County of Putnam v. Abbott Laboratories, Inc., et al.; County of Niagara v. Abbott Laboratories, Inc., et al.; County of Jefferson v. Abbott Laboratories, Inc., et al.; County of Madison v. Abbott Laboratories, Inc., et al; County of Lewis v. Abbott Laboratories, Inc., et al.; County of Columbia v. Abbott Laboratories, Inc., et al.; County of Essex v. Abbott Laboratories, Inc., et al.; County of Cortland v. Abbott Laboratories, Inc., et al.; County of Seneca v. Abbott Laboratories, Inc., et al.; County of Orleans v. Abbott Laboratories, Inc., et al.; County of Duchess v. Abbott Laboratories, Inc., et al.; County of Ontario v. Abbott Laboratories, Inc., et al.; County of Schuyler v. Abbott Laboratories, Inc., et al.; County of Wyoming v. Abbott Laboratories, Inc., et al.; State of California ex rel. Ven-A-Care of the Florida Keys, Inc v. Abbott Laboratories, Inc., et al.

In the MDL Proceeding, the Massachusetts District Court has set various deadlines relating to motions to dismiss the complaints, discovery, class certification, summary judgment and other pre-trial issues. For the class action cases, the Court has divided the defendant companies into a Phase I group and a Phase II group. The class certification hearing for the Phase I group was held on February 10, 2004. On January 30, 2006, the Massachusetts District Court certified three classes (one nationwide class and two Massachusetts-only classes) with respect to the Phase I group. Both Amgen and Immunex are in the Phase II group. On March 2, 2006, plaintiffs filed a fourth amended master consolidated complaint, which did not include their motion for class certification as to the Phase II companies.

Certain AWP cases are not a part of the MDL Proceeding. These cases are:

•       Robert J. Swanston v. TAP Pharmaceutical Products, Inc., et al. This Arizona state class action was filed against Amgen and Immunex on December 20, 2002 in the Maricopa County, Arizona Superior Court. The Court has set a hearing on plaintiffs’ motion to certify a statewide class for May 13, 2005; however, the Court stayed the entire case on March 10, 2005. A status conference was held on December 12, 2005 in which the Court extended the stay until May 2006.

•       Commonwealth of Pennsylvania v. TAP Pharmaceutical Products, Inc., et al. This case was filed against Amgen in the Commonwealth Court for Pennsylvania in Harrisburg, Pennsylvania on March 10, 2004. On March 10, 2005, the Commonwealth of Pennsylvania filed an amended complaint, adding Immunex, and defendants filed Preliminary Objections. A hearing on the Preliminary Objections was held on June 8, 2005. On July 13, 2005, defendants filed a notice of removal from Commonwealth Court to U.S. District Court for the Eastern District of Pennsylvania. The case was remanded to state court by Order dated September 9, 2005. Amgen and Immunex filed answers to the complaint on January 5, 2006.

•       State of Wisconsin v. Amgen, Inc., et al. An amended complaint was filed against Amgen and Immunex on November 1, 2004 in the Circuit Court for Dane County, Wisconsin. Defendants’ filed their motions to dismiss the complaint on January 20, 2005. On July 13, 2005, defendants filed a notice of removal from Circuit Court to U.S. District Court for the Western District of Wisconsin. This case has been remanded to state court by Order dated September 29, 2005.

•       Commonwealth of Kentucky v. Alphapharma, Inc., et al. This case was filed against Amgen and Immunex on November 4, 2004 in the Franklin County Circuit Court, Franklin County, Kentucky. Defendants filed their motions to dismiss the complaint on February 1, 2005. On July 13, 2005, defendants filed a notice of removal from County Circuit Court to U.S. District Court for the Eastern District of Kentucky. A hearing on plaintiffs’ opposition to the proposed transfer of this case to the MDL proceeding in Boston was considered by the Joint Panel on Multidistrict Litigation on November 17, 2005.

•       State of Alabama v. Abbott Laboratories, Inc., et. al. This case was filed against Amgen and Immunex on January 26, 2005, in the Circuit Court of Montgomery County, Alabama. On July 13, 2005, defendants filed a notice of removal from Circuit Court to U.S. District Court for the Middle District of Alabama. The case was remanded to state court by Order dated August 11, 2005. Defendants’ motions to dismiss were denied on October 13, 2005. Amgen and Immunex filed their answer to plaintiff’s second amended complaint on January 30, 2006.

•       People of State of Illinois v. Abbott Laboratories, Inc., et. al This case was filed against Amgen and Immunex on February 7, 2005 in the Circuit Court for Cook County, Illinois. Defendants filed their motions to dismiss the complaint on June 7, 2005. A hearing on plaintiffs’ opposition to the proposed transfer of this case to the MDL proceeding in Boston was considered by the Joint Panel on Multidistrict Litigation on November 17, 2005.

•       County of Erie v. Abbott Laboratories, Inc., et al. This case was filed against Amgen and Immunex on March 8, 2005, in the Supreme Court of New York, Erie County. The complaint alleges that all defendants participated in a scheme to market the spread between the true wholesale price (i.e., selling price) and the false and inflated AWP reported, in order to increase market share, thus defrauding the county Medicaid program. On April 15, 2005, defendants filed a notice of removal from the Supreme Court of New York to the U.S. District Court for the Western District of New York. The case was remanded to state court by Order dated January 10, 2006.

•       State of Mississippi v. Abbott Laboratories, Inc., et al. On or about October 20, 2005, the State of Mississippi filed a complaint naming Amgen and Immunex, along with several other pharmaceutical manufacturers, as defendants in this litigation. The complaint was filed in the Chancery Court of Hinds County, Mississippi, First Judicial District. The complaint alleges that Amgen and Immunex, together with many other pharmaceutical manufacturers, reported prices for certain products in a manner that allegedly inflated reimbursement under the Mississippi state Medicaid program.

•       State of Arizona, etc., et al., vs. Abbott Laboratories, Inc., et al. On December 7, 2005, the State of Arizona filed a complaint naming Amgen and Immunex, along with several other pharmaceutical manufacturers, as defendants in this litigation. The complaint was filed in Maricopa County. It alleges that Amgen and Immunex, together with many other pharmaceutical manufacturers, reported prices for certain products in a manner that allegedly inflated reimbursement under the Arizona state Medicaid program.

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

State Attorney General Investigations

Amgen and/or Immunex have been advised by the Attorneys General for 14 states of pending investigations regarding drug pricing practices pertaining to the calculation of Average Manufacturer Price (“AMP”) and Best Price calculations under the Medicaid Drug Rebate Act, as those terms are defined in 42 U.S.C. 1396r-8. These states have requested that Amgen and Immunex preserve records relating to AMP and best price calculations. Immunex has also been advised that the Attorney General for the State of Idaho is investigating claims relating to AWP as to numerous companies, including Immunex. The Company does not know what actions, if any, may be taken as a result of these investigations.

Johnson & Johnson Matters

Arbitration/Demand for Separate BLA

On November 11, 2003, Ortho Biotech Products, L.P., Ortho Biotech Inc., and Ortho-McNeil Pharmaceutical (wholly owned subsidiaries of Johnson & Johnson, collectively, “Ortho”) filed a demand for arbitration against the Company before the American Arbitration Association in Chicago, Illinois. In its demand, Ortho seeks declaratory relief that, among other things, (1) Ortho has the right under the parties’ Product License Agreement to apply for its own FDA license to market its brand of recombinant erythropoietin, PROCRIT®, based on bulk product supplied by the Company, (2) the Company must cooperate with Ortho to achieve Ortho’s separate FDA licensure, (3) pending FDA approval of Ortho’s separate license, the Company must continue to supply Ortho with Ortho’s commercial requirements of finished erythropoietin products, and (4) pending FDA approval of Ortho’s separate license, the Company must cooperate with Ortho on erythropoietin development projects, including Ortho’s proposal for a 120,000 unit per ml formulation. Amgen contests Ortho’s claims and will respond accordingly. The parties are currently undertaking discovery and a final arbitration hearing date has been set for September 6, 2006.

Ortho Biotech Litigation

On October 11, 2005, Ortho Biotech Products, L.P. (“Ortho Biotech”) filed suit in the United States District Court for the District of New Jersey against Amgen alleging violations of Sections 1 and 2 of the Sherman Act, §15 U.S.C. Sections 1 and 2. The complaint seeks a preliminary injunction enjoining Amgen from offering discounts to oncology clinics on its G-CSF products (NEUPOGEN® (Filgrastim) and Neulasta® (pegfilgrastim)) and Aranesp® (darbepoetin alfa), if customers purchase certain amounts of both types of products. Ortho Biotech also seeks a permanent injunction against such discounts, as well as damages it has allegedly sustained by virtue of Amgen’s contracting program. The court has ordered completion of discovery on Ortho Biotech’s preliminary injunction motion by April 10, 2006, and an additional period for briefing, before deciding whether an evidentiary hearing on that motion will be necessary.

Amgen Inc. v. F. Hoffmann-La Roche Ltd., et al.

On November 8, 2005, Amgen filed a lawsuit in the United States District Court in Boston, Massachusetts against F. Hoffmann-La Roche Ltd., Roche Diagnostics GmbH, and Hoffmann-La Roche, Inc. seeking a declaration by the Court that defendants’ importation, use, sale or offer to sell a pegylated version of recombinant human erythropoietin infringes Amgen’s patents. Amgen alleges infringement of six of its U.S. Patents that claim erythropoietin products (“EPO”), pharmaceutical compositions, and processes for making erythropoietin, specifically U.S. Patent Nos. 5,756,349; 5,621,080; 5,618,698; 5,955,422; 5,547,933; and 5,441,868. Amgen is seeking a permanent injunction preventing the defendants from making, importing, using, offering for sale or selling recombinant human EPO, including pegylated EPO, in the United States. On March 9, 2006, Ortho Biotech Products, L.P. filed a motion to intervene as a plaintiff in the lawsuit.

Other

In February 2006, Amgen received service of a subpoena from the U.S. Attorney’s Office for the District of Massachusetts for the production of documents relating to Amgen’s business relationship with a long-term care pharmacy organization concerning several of our products. We intend to cooperate in responding to the subpoena.

Item 4.                        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the last quarter of our fiscal year ended December 31, 2005.

PART II

Item 5.                        MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock trades on The NASDAQ Stock Market under the symbol AMGN. As of February 3, 2006, there were approximately 14,000 holders of record of our common stock. No cash dividends have been paid on the common stock to date, and we currently intend to utilize any earnings for development of our business and to repurchase our common stock.

The following table sets forth, for the periods indicated, the range of high and low quarterly closing sales prices of the common stock as quoted on The NASDAQ Stock Market:

	High	Low
Year ended December 31, 2005
4th Quarter	$84.42	$73.37
3rd Quarter	86.17	60.86
2nd Quarter	63.18	57.20
1st Quarter	64.87	57.98
Year ended December 31, 2004
4th Quarter	$64.76	$52.70
3rd Quarter	59.98	53.23
2nd Quarter	60.43	52.82
1st Quarter	66.23	57.83

Item 5(c).        CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

During the three months ended December 31, 2005, we had two outstanding stock repurchase programs. The manner of purchases, the amount we spend and the number of shares repurchased will vary based on a variety of factors including the stock price and blackout periods in which we are restricted from repurchasing shares and may include private block purchases as well as market transactions. Repurchases under our stock repurchase program reflect, in part, our confidence in the long-term value of Amgen common stock. Additionally, we believe that it is an effective way of returning cash to our stockholders. A summary of our repurchase activity for the three months ended December 31, 2005 is as follows:

			Total Number
			of Shares	Maximum $ Value
	Total Number	Average	Purchased as Part	that May Yet Be
	of Shares	Price Paid	of Publicly	Purchased Under the
	Purchased	per Share	Announced Programs	Programs(1)
October 1 — October 31	21,131	$76.11	—	$2,774,930,757
November 1 — November 30	9,586,325	81.97	9,585,700	1,989,159,938
December 1 — December 31	5,179,900	87.02	5,172,414	6,539,004,766
Total	14,787,356 (2)	$83.73	14,758,114 (2)

(1)          In December 2004, the Board authorized us to repurchase up to $5.0 billion of common stock. Additionally, in December 2005, the Board authorized us to repurchase up to an additional $5.0 billion of common stock.

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

Item 6.                        SELECTED FINANCIAL DATA

	Years ended December 31,
Consolidated Statement of Operations Data:	2005	2004	2003	2002	2001
	(In millions, except per share data)
Revenues:
Product sales(1)	$12,022	$9,977	$7,868	$4,991	$3,511
Other revenues	408	573	488	532	505
Total revenues .	12,430	10,550	8,356	5,523	4,016
Operating expenses(2):
Cost of sales (excludes amortization of acquired intangible assets presented below)	2,082	1,731	1,341	736	443
Research and development	2,314	2,028	1,655	1,117	865
Write off of acquired in-process research and development(3)	—	554	—	2,992	—
Selling, general and administrative	2,790	2,556	1,957	1,449	974
Amortization of acquired intangible assets .	347	333	336	155	—
Other items, net	49	—	(24)	(141)	203
Net income (loss) .	3,674	2,363	2,259	(1,392)	1,120
Diluted earnings (loss) per share	2.93	1.81	1.69	(1.21)	1.03
Cash dividends declared per share	—	—	—	—	—

	At December 31,
Consolidated Balance Sheet Data:	2005	2004	2003	2002	2001
	(In millions)
Total assets(4)	$29,297	$29,221	$26,113	$24,456	$6,443
Long-term debt(5)(6)	3,957	3,937	3,080	3,048	223
Stockholders’ equity(4)	20,451	19,705	19,389	18,286	5,217

In addition to the following notes, see Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and accompanying notes for further information regarding our consolidated results of operations and financial position for periods reported therein and for known factors that will impact comparability of future results.

(1)          We began recording Enbrel® sales subsequent to our acquisition of Immunex Corporation in July 2002.

(2)          Included in operating expenses are acquisition charges of $12 million, $53 million, $70 million, and $87 million, in 2005, 2004, 2003, and 2002, respectively. Acquisition charges consist of the incremental compensation provided to certain employees under short-term retention plans, including non-cash compensation expense associated with stock options assumed in connection with the acquisition, non-cash expense related to valuing the inventory acquired at fair value, and external, incremental consulting and systems integration costs directly associated with integrating the acquisition.

(3)          As part of the accounting for the Tularik Inc. and Immunex Corporation acquisitions, we recorded a charge to write-off acquired IPR&D of $554 million in 2004 and $2,992 million in 2002, respectively. The IPR&D charge represents an estimate of the fair value of the in-process research and development for projects and technologies that, as of the acquisition date, had not reached technological feasibility and had no alternative future use.

(4)          In August 2004, we acquired all of the outstanding common stock of Tularik Inc. for a purchase price of approximately $1.5 billion. In July 2002, we acquired all of the outstanding common stock of Immunex Corporation for a purchase price of approximately $17.8 billion.

(5)          In March 2002, we issued convertible notes with a face amount at maturity of $3.95 billion. Holders of the convertible notes may require us to purchase all or a portion of the notes on specific dates, the earliest of which was March 1, 2005, at the accreted principal amount through the purchase dates. On March 2, 2005, as a result of certain holders of the convertible notes exercising their March 1, 2005 put option, we repurchased $1.2 billion, or approximately 40%, of the outstanding convertible notes at their then-accreted value for cash. Accordingly, the convertible notes repurchased were classified as current liabilities at December 31, 2004. Holders of the remaining outstanding convertible notes may require us to purchase, generally for cash, all or a portion of the notes on various dates at a price equal to the accreted principal amount through the purchase date. The next available put date was March 1, 2006, however, the holders of substantially all of the then outstanding convertible notes did not require us to repurchase such notes on this date. The next date that the holders of these notes may require us to repurchase all or a portion of these notes is on March 1, 2007. Accordingly, as of December 31, 2005, the convertible notes have been classified as non-current liabilities.

(6)          In November 2004, we issued $1.0 billion aggregate principal amount of 4.00% senior notes due in 2009 and $1.0 billion aggregate principal amount of 4.85% senior notes due in 2014.

Item 7.                        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward looking statements

This report and other documents we file with the Securities and Exchange Commission (“SEC”) contain forward looking statements that are based on current expectations, estimates, forecasts and projections about us, our future performance, our business or others on our behalf, our beliefs and our management’s assumptions. In addition, we, or others on our behalf, may make forward looking statements in press releases or written statements, or in our communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls, and conference calls. Words such as “expect,” “anticipate,” “outlook,” “could,” “target,” “project,” “intend,” “plan,” “believe,” “seek,” “estimate,” “should,” “may,” “assume,” “continue,” variations of such words and similar expressions are intended to identify such forward looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict. We describe our respective risks, uncertainties, and assumptions that could affect the outcome or results of operations in “Item 1A. Risk Factors.” We have based our forward looking statements on our management’s beliefs and assumptions based on information available to our management at the time the statements are made. We caution you that actual outcomes and results may differ materially from what is expressed, implied, or forecast by our forward looking statements. Reference is made in particular to forward looking statements regarding product sales, reimbursement, expenses, earnings per share, liquidity and capital resources, and trends. Except as required under the federal securities laws and the rules and regulations of the SEC, we do not have any intention or obligation to update publicly any forward looking statements after the distribution of this report, whether as a result of new information, future events, changes in assumptions, or otherwise.

Overview

The following management’s discussion and analysis (“MD&A”) is intended to assist the reader in understanding Amgen. MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and accompanying notes.

We are a global biotechnology company that discovers, develops, manufactures, and markets human therapeutics based on advances in cellular and molecular biology. Our mission is to serve patients. As a science-based, patient-focused organization, we discover and develop innovative therapies to treat grievous illness. We operate in one business segment — human therapeutics. Therefore, our results of operations are discussed on a consolidated basis.

We primarily earn revenues and income and generate cash from sales of human therapeutic products in the areas of inflammation, nephrology and supportive cancer care. For the year ended December 31, 2005, total revenues were $12,430 million and net income was $3,674 million, or $2.93 per share on a diluted basis. As of December 31, 2005, cash, cash equivalents and marketable securities totaled $5,255 million.

For the years ended December 31, 2005 and 2004, product sales represented 97% and 95% of total revenues, respectively. Over the last several years, our product sales growth has been primarily driven by sales of Aranesp® (darbepoetin alfa), Enbrel® (etanercept), and Neulasta® (pegfilgrastim), which have benefited from share gains and/or market growth. We expect these products to continue to drive year over year sales growth in the near term. However, we expect that continued share gains will be more of a challenge than those achieved in previous years as we operate in a highly competitive environment. (See “Competition” in “Item 1. Business” for further information on the impact of competition on our business.) Going forward, we will continue to focus on share gains, but we will also increase our focus on both growing and penetrating the therapeutic areas in which our products are used. Our principal products have attained significant sales levels, and for certain of our products, in a relatively short period of time. As a result, although we have experienced significant year over year sales growth as a result of share gains and/or market growth, in the near term, we expect our product sales growth to be lower than that achieved in the past several years.

Most patients receiving our principal products for approved indications are covered by both government and private payer health care programs. (Through 2005, primary reimbursement for ENBREL was obtained from private payers but, beginning in 2006, ENBREL and Sensipar® will be eligible for coverage from the U.S. government under Medicare Program Part D.) Therefore, our principal product sales and sales growth are and will be affected by government and private payer reimbursement policies. While we believe that our 2005 product sales were not significantly impacted by the reimbursement changes resulting from the Medicare Prescription Drug Improvement and Modernization Act (or the “Medicare Modernization Act” (“MMA”)) that went into effect in 2005, additional provisions of the MMA and other regulations affecting reimbursement that went into effect on January 1, 2006 could affect our product sales and related sales growth in the future. However, we believe that such changes are not likely to be significant to our business in 2006. For additional information on reimbursement and its impact on our business, see “Reimbursement” in “Item 1. Business”.

International product sales for the years ended December 31, 2005 and 2004 represented 18% and 17% of total product sales and consisted principally of European sales. International product sales have grown significantly over the last several years driven by Aranesp® and Neulasta® reflecting continued penetration. However, we anticipate facing greater competition in Europe from the availability of biosimilar products. We expect that biosimilar erythropoietin products may be approved in the European Union (“EU”) beginning in late 2006 and could be available in the EU shortly after approval which would compete with Aranesp®. We also expect that the first biosimilar G-CSF product may be approved as early as mid-2007 and that it would compete with Neulasta® and NEUPOGEN® (Filgrastim). We cannot predict whether or to what extent the entry of biosimilar products would impact future Aranesp®, Neulasta® or NEUPOGEN® sales in the EU. (See “Competition” in “Item 1. Business” for further information regarding biosimilar products.) In order to maintain commercial success in Europe, we plan to continue to support the development of new standards of care and continue to actively convert NEUPOGEN® patients to Neulasta®, emphasizing its less frequent dosing requirements as compared to NEUPOGEN®.

Our international product sales are impacted by foreign currency changes (see “Results of Operations” discussion below). International product sales growth during 2005 and 2004 benefited by $46 million and $164 million, respectively, from foreign currency exchange rate changes. During 2005, international product sales for the first three quarters of the year benefited from foreign currency exchange rate changes, but were adversely affected in the fourth quarter. However, both the positive and negative impacts that movements in foreign exchange rates have on our international product sales are mitigated, in part, by the natural, opposite impact these exchange rate movements have on our international operating expenses and as a result of our foreign currency hedging activities. Our hedging activities seek to offset the impact, both positive and negative, that foreign exchange rate changes may have on our net income. As such, the impact to our net results of operations from changes in foreign currency exchange rates has been largely mitigated.

For 2005 and 2004, operating income increased $1,500 million and $257 million over their respective prior year periods, primarily as a result of our product sales growth. Operating income as a percentage of product sales was 40% for 2005 and 34% for 2004. Operating income for 2004 was impacted by the IPR&D charge of $554 million relating to the acquisition of Tularik during 2004 (see Note 7, “Acquisitions” in the Consolidated Financial Statements). During 2005, we increased our operating expenses to advance our product pipeline and support our product sales growth. During 2005, selling, general and administrative (“SG&A”) expenses as a percentage of product sales decreased from 26% to 23% as we leveraged our prior year SG&A spending. In 2006, we expect our R&D expenses to grow 30-40%, principally as a result of significant increases in our clinical development activities discussed below. To support this increased investment in our pipeline, SG&A expenses in 2006 are expected to grow at a rate comparable to the 2005 growth rate. As a result of the significant anticipated growth in R&D expenses, we expect our 2006 operating expenses to grow at a higher rate than our anticipated 2006 product sales growth.

We focus our R&D on novel human therapeutics for the treatment of grievous illness. (See “Research and Development and Selected Product Candidates” in “Item 1. Business” for further information on our R&D vision and product pipeline.) In December 2005, we signed a definitive merger agreement under which we will pay shareholders of Abgenix, Inc. (“Abgenix”) $22.50 in cash per common share for a total value of approximately $2.2 billion and will assume Abgenix’s outstanding debt. Abgenix is a company specializing in the discovery, development and manufacture of human therapeutic antibodies and is our co-development partner for panitumumab. The Federal Trade Commission approved the merger on January 19, 2006 and we expect to close the merger, subject to Abgenix shareholder approval, by April 2006. (See “Joint Ventures and Business Relationships — Abgenix, Inc.” in “Item 1. Business” for further information on the co-development agreement with Abgenix.) We have expanded and will need to continue to significantly expand our clinical development resources, including human capital, to manage and execute increasingly larger and more complex clinical trials. In 2006, we are expecting a significant increase in the number, size, duration and complexity of our clinical trials, in particular with respect to denosumab, our late-stage investigational product for osteoporosis, and we expect total research and development expenses to increase by 30-40%. For example, testing denosumab in the osteoporosis setting requires large clinical trials, substantial time and resources to recruit patients and significant expense to execute. We expect to start eleven “mega-site” trials (involving 200 or more sites) in 2006 to support denosumab and our other late-stage programs. To execute our clinical trial programs, we need to accelerate the growth of our development organization, implement new management structures and approaches and increase dependence on third-party contract clinical trial providers. Further, to increase the number of patients available for enrollment for our clinical trials, we are planning to open clinical sites and enroll patients in a number of new geographic locations where our experience conducting clinical trials is more limited, including Russia, China, India and some South American countries. We plan to conduct clinical trial activities in these new territories through third-party contract clinical trial providers.

There are many economic and industry-wide factors that affect our business, including, among others, those relating to increased complexity and cost of R&D, increasingly intense competition for our currently marketed products and product candidates, broad reimbursement changes, complex and expanding regulatory requirements, and intellectual property protection. (See “Item 1. Business” and “Item 1A. Risk Factors” for further information on these economic and industry-wide factors and their impact and potential impact on our business.)

In addition to these economic and industry-wide factors, we, as a company, face certain additional challenges and have a number of opportunities as well. We have established leadership positions with all of our principal products, attaining significant sales levels, and for certain of our products, in a relatively short period of time. As a result, we expect our product sales growth rates in the near term will be lower than those achieved in the past several years. We expect increasing competition internationally as the first biosimilar products may be available in Europe shortly after the anticipated approval in late 2006 and in the anemia area worldwide, as the related business opportunities are significant and growing. We believe that future sales growth for certain of our principal products should benefit from increased penetration and market growth through new areas of treatment and/or greater awareness. Further, over the last several years, our pipeline has substantially increased and with that comes the challenge of delivering on the pipeline, including executing on large and complex clinical trials. Our strategy to overcome these challenges and to be successful in taking advantage of our opportunities is straightforward. We plan to:

•       Focus solely on human therapeutics

•       Invest heavily in R&D and be productive

•       Pursue organic growth supplemented by external investments and partnerships

•       Secure and defend our intellectual property

•       Hire and retain the best people

In the near term, our 2006 objectives are straightforward as well. We intend to balance short-term financial performance with significant R&D investment to drive long-term growth. We plan to grow our markets and hold or increase share. We will continue to vigorously defend our intellectual property and plan to take steps to grow our anemia business. We will continue to proactively manage and expand our production capacity ensuring that our commercial and clinical manufacturing is reliable and not subject to a single-point failure. As always, compliance with regulations and laws is of the utmost importance to us and we intend to sustain and enhance our very good compliance record. Lastly, remaining entrepreneurial, aggressive, and patient-focused as we grow larger will enable us to fulfill these objectives and our mission to serve patients.

Results of Operations

Product sales

For the years ended December 31, 2005, 2004, and 2003, total product sales by geographic region were as follows (amounts in millions):

	2005	Change	2004	Change	2003
Total U.S.	$9,892	19%	$8,279	22%	$6,764
Total International	2,130	25%	1,698	54%	1,104
Total product sales.	$12,022	20%	$9,977	27%	$7,868

Product sales are influenced by a number of factors, including demand, third-party reimbursement availability and policies, pricing strategies, wholesaler and end-user inventory management practices, foreign exchange effects, new product launches and indications, competitive products, product supply, and acquisitions. (See “Principal Products” in “Item 1. Business” for a discussion of our principal products and their approved indications.)

Sales growth in 2005 was principally driven by demand for Aranesp®, ENBREL, and Neulasta®, which have benefited from share gains and/or market growth. International product sales growth benefited by $46 million from foreign currency exchange rate changes. During 2005, the first three quarters of the year benefited from foreign currency exchange rate changes, but were adversely affected in the fourth quarter.

Sales growth in 2004 was principally driven by demand for Aranesp®, ENBREL, and Neulasta®. U.S. sales for Aranesp® and Neulasta® were impacted by higher incentives earned by customers under performance-based contracts. International product sales growth benefited by $164 million from foreign currency exchange rate changes.

We expect Aranesp®, ENBREL, and Neulasta® to continue to drive year over year sales growth in the near term. However, we expect that continued share gains will be more of a challenge than those achieved in previous years as we operate in a highly competitive environment. Going forward, we will continue to focus on share gains, but we will also increase our focus on both growing and penetrating the therapeutic areas in which our products are used.

In 2005, we believe that our product sales were not significantly impacted by the reimbursement changes resulting from the MMA. We believe this was, in part, due to the effects of CMS’s oncology demonstration project (the “2005 Demonstration Project”) on sales of our products used in supportive cancer care, especially Aranesp®. Furthermore, we believe this was also, in part, due to increased reimbursement rates to physicians from CMS for services associated with drug administration. The 2005 Demonstration Project, which provided financial incentives to physicians for collecting and reporting oncology patient survey data, expired on December 31, 2005. In November 2005, CMS announced a new demonstration project (the “2006 Demonstration Project”) that uses different criteria for how patients with cancer are evaluated and treated and that is targeted at approximately half of the funding originally targeted for the 2005 Demonstration Project. The final rule for the 2006 Medicare Physician Fee Schedule Payment Final Rule issued in November 2005 reduced payments for physician services in 2006 by approximately 4.4% on average. However recently passed legislation will eliminate this reduction for 2006. Because we cannot accurately predict the impact of any such changes on how, or under what circumstances, healthcare providers will prescribe or administer our products, we cannot estimate the full impact of the MMA on our business. However, we believe that it is not likely to be significant to our business in 2006. For additional information on reimbursement and its impact on our business, see “Reimbursement” in “Item 1. Business.”

Aranesp®

For the years ended December 31, 2005, 2004, and 2003, total Aranesp® sales by geographic region were as follows (amounts in millions):

	2005	Change	2004	Change	2003
Aranesp® — U.S.	$2,104	37%	$1,533	56%	$980
Aranesp® — International	1,169	24%	940	67%	564
Total Aranesp®	$3,273	32%	$2,473	60%	$1,544

The increase in U.S. Aranesp® sales for the year ended December 31, 2005 was primarily driven by market growth and share gains. Sales growth for 2005 was slightly impacted by higher incentives earned by customers attaining higher sales volumes and growth under performance-based contracts. Although the ASPs for U.S. Aranesp® trended downward during 2005, we believe that they began to stabilize during the fourth quarter of 2005. In 2005, Aranesp® usage in U.S. hospital dialysis clinics increased, reflecting a conversion from EPOGEN® (Epoetin alfa). This conversion is expected to stabilize by mid 2006. International Aranesp® sales growth for 2005 was principally driven by demand, benefiting only slightly, $20 million, from changes in foreign currency exchange rates.

The increase in U.S. Aranesp® sales for the year ended December 31, 2004 was driven by demand, which benefited from share gains in both oncology and nephrology and market growth. Sales growth was impacted by higher incentives earned by customers attaining higher sales volumes and growth under performance-based contracts. The increase in international Aranesp® sales for the year ended December 31, 2004 was principally driven by demand, and to a lesser extent, favorable changes in foreign currency exchange rates. International Aranesp® sales growth for 2004 also benefited by $92 million from foreign currency exchange rate changes.

For 2006, we believe Aranesp® sales growth will be driven primarily by market growth and greater penetration from extended dosing. However, we believe future worldwide Aranesp® sales growth will be dependent, in part, on such factors as: reimbursement by third-party payers (including governments and private insurance plans) (see “Item 1A. Risk Factors — Our sales depend on payment and reimbursement from third-party payers, and, to the extent that reimbursement for our products is reduced, this could negatively impact the utilization of our products.”); cost containment pressures from governments and private insurers on health care providers; governmental or private organization regulations or guidelines relating to the use of our products; government programs such as the 2006 Demonstration Project; penetration of new and existing markets; patient population growth; the effects of pricing strategies; competitive products or therapies, including biosimilar products in Europe; the development of new treatments for cancer; and changes in foreign currency exchange rates. Further, sales of Aranesp® have been and may continue to be benefited by its use in U.S. hospital dialysis clinics to treat anemia associated with chronic renal failure instead of EPOGEN®. This conversion is expected to stabilize by mid 2006.

EPOGEN®

	2005	Change	2004	Change	2003
	(Amounts in millions)
EPOGEN® — U.S.	$2,455	(6)%	$2,601	7%	$2,435

EPOGEN® sales for the year ended December 31, 2005 decreased primarily due to lower demand, unfavorable changes in wholesaler inventory levels, and an unfavorable revised estimate of dialysis demand, primarily spillover, for prior quarters. Demand for 2005 was affected by conversion to Aranesp® in the U.S. hospital dialysis clinics, which has represented approximately 10% of the EPOGEN® business, and reflects higher sales incentives. This conversion to Aranesp® is expected to stabilize by mid 2006. Demand for EPOGEN® in the freestanding dialysis clinics remains consistent with patient population growth at approximately 3% to 4%. Spillover is a result of our contractual relationship with Johnson & Johnson (see “Summary of Critical Accounting Policies — EPOGEN® revenue recognition” and Note 1, “Summary of significant accounting policies — Product sales” to the Consolidated Financial Statements).

For the year ended December 31, 2004, the growth in reported EPOGEN® sales was primarily driven by demand, which reflects dialysis patient population growth and a continued focus in the renal community on patient outcomes, and to a lesser extent, increases in wholesaler inventory levels.

We believe EPOGEN® should experience sales growth in 2006 primarily as a result of patient population growth and the stabilization of conversion to Aranesp® in the U.S. hospital dialysis clinics by mid 2006. Patients receiving treatment for anemia associated with end stage renal disease with EPOGEN® are covered primarily under medical programs provided by the federal government. Therefore, we believe EPOGEN® sales growth will further depend on changes in reimbursement rates or a change in the basis for reimbursement by the federal government (see “Item 1A. Risk Factors — Our sales depend on payment and reimbursement from third-party payers, and, to the extent that reimbursement for our products is reduced, this could negatively impact the utilization of our products.”). We believe EPOGEN® sales growth will also be dependent, in part, on future governmental or private organization regulations or guidelines relating to the use of our products, cost containment pressures from the federal government on health care providers and the effects of pricing.

Neulasta®/NEUPOGEN®

For the years ended December 31, 2005, 2004, and 2003, total Neulasta® and NEUPOGEN® (Filgrastim) sales by geographic region were as follows (amounts in millions):

	2005	Change	2004	Change	2003
Neulasta® — U.S.	$1,900	29%	$1,476	26%	$1,175
NEUPOGEN® — U.S.	805	3%	778	(12)%	881
U.S. Neulasta®/NEUPOGEN® — Total	2,705	20%	2,254	10%	2,056
Neulasta® — International	388	47%	264	230%	80
NEUPOGEN® — International	411	4%	397	3%	386
International Neulasta®/NEUPOGEN® — Total	799	21%	661	42%	466
Total Worldwide Neulasta®/NEUPOGEN®	$3,504	20%	$2,915	16%	$2,522

The increase in U.S. Neulasta®/NEUPOGEN® sales for the year ended December 31, 2005 was driven primarily by demand for Neulasta®, which benefited from recent guidelines recommending earlier use. U.S. Neulasta®/NEUPOGEN® sales, Neulasta® in particular, also benefited from a label extension based on new clinical data demonstrating the value of first cycle use in moderate risk chemotherapy regimens. In addition, U.S. sales growth was slightly impacted by higher incentives earned by customers attaining higher sales volumes and growth under performance-based contracts. Although the ASPs for U.S. Neulasta® have trended downward during 2005, we believe that they began to stabilize during the fourth quarter of 2005. The increase in international Neulasta®/NEUPOGEN® sales for the year ended December 31, 2005, was driven primarily by demand for Neulasta®. International Neulasta®/NEUPOGEN® sales for 2005 also benefited by $18 million from foreign currency exchange rate changes.

The increase in U.S. Neulasta®/NEUPOGEN® sales for the year ended December 31, 2004 was primarily driven by demand for Neulasta®, which benefited from new clinical data demonstrating the value of first cycle use. Sales growth was impacted by higher incentives earned by customers attaining higher sales volumes and growth under performance-based contracts. The increase in international Neulasta®/NEUPOGEN® sales for the year ended December 31, 2004 was primarily due to demand for Neulasta®, which reflects continued market penetration since the January 2003 launch of Neulasta® in Europe, and to a lesser extent, favorable changes in foreign currency exchange rates. International Neulasta®/NEUPOGEN® sales growth for 2004 benefited by $65 million from favorable changes in foreign currency exchange rates.

We believe that 2006 sales growth for Neulasta®/NEUPOGEN® will be primarily driven by greater first cycle use due to increased awareness of febrile neutropenia. However, future worldwide Neulasta®/NEUPOGEN® sales growth will be dependent, in part, on such factors as: reimbursement by third-party payers (including governments and private insurance plans) (see “Item 1A. Risk Factors — Our sales depend on payment and reimbursement from third-party payers, and, to the extent that reimbursement for our products is reduced, this could negatively impact the utilization of our products.”); cost containment pressures from governments and private insurers on health care providers; governmental or private organization regulations or guidelines relating to the use of our products; government programs such as the 2006 Demonstration Project; penetration of existing markets; patient population growth; the effects of pricing strategies; competitive products or therapies, including follow-on biologic products in Europe; the development of new treatments for cancer; and changes in foreign currency exchange rates. Future chemotherapy treatments that are less myelosuppressive may require less Neulasta®/NEUPOGEN®, however, other future chemotherapy treatments that are more myelosuppressive, such as dose dense chemotherapy, could require more Neulasta®/NEUPOGEN®. NEUPOGEN® competes with Neulasta® in the United States and Europe. U.S. NEUPOGEN® sales have been adversely impacted by conversion to

Neulasta®. However, we believe that most of the conversion in the United States has occurred. In Europe, we plan to continue actively converting NEUPOGEN® patients to Neulasta®, emphasizing its less frequent dosing requirements as compared to NEUPOGEN®. However, we cannot accurately predict the rate or timing of future conversion of NEUPOGEN® patients to Neulasta® in Europe.

ENBREL

For the years ended December 31, 2005, 2004, and 2003, total ENBREL sales by geographic region were as follows (amounts in millions):

	2005	Change	2004	Change	2003
ENBREL — U.S.	$2,470	35%	$1,827	46%	$1,254
ENBREL — International	103	41%	73	59%	46
Total ENBREL	$2,573	35%	$1,900	46%	$1,300

ENBREL sales growth for the years ended December 31, 2005 and 2004 was driven by demand, reflecting strong growth in both rheumatology and dermatology. ENBREL sales growth has benefited from its competitive profile and significant growth of biologics in both the rheumatology and dermatology settings. In dermatology, ENBREL has grown significantly since its approval for moderate to severe psoriasis in April of 2004 and is the number one prescribed systemic therapy in this area.

We believe 2006 sales growth will be driven by increased penetration in both the rheumatology and dermatology settings and as a result of ENBREL being eligible for coverage from the U.S. government under Medicare Program Part D beginning in 2006. However, future ENBREL sales growth will be dependent, in part, on such factors as: the effects of competing products or therapies; penetration of existing and new markets, including potential new indications; the availability and extent of reimbursement by government and third-party payers; and governmental or private organization regulations or guidelines relating to the use of our products (see “Item 1A. Risk Factors — Our sales depend on payment and reimbursement from third-party payers, and, to the extent that reimbursement for our products is reduced, this could negatively impact the utilization of our products”).

Selected operating expenses

The following table summarizes selected operating expenses for the years ended December 31, 2005, 2004, and 2003 (amounts in millions):

	2005	Change	2004	Change	2003
Product sales	$12,022	20%	$9,977	27%	$7,868
Operating expenses:
Cost of sales (excludes amortization of acquired intangible assets)	$2,082	20%	$1,731	29%	$1,341
% of product sales	17%		17%		17%
Research and development	$2,314	14%	$2,028	23%	$1,655
% of product sales	19%		20%		21%
Write-off of acquired in-process research and development	—		$554		—
Selling, general and administrative	$2,790	9%	$2,556	31%	$1,957
% of product sales	23%		26%		25%

Cost of sales

Cost of sales, which excludes the amortization of acquired intangible assets (see “Consolidated Statements of Operations”), increased 20% for the year ended December 31, 2005, primarily due to higher sales volumes. Costs of sales for 2005 was also impacted by the $47 million write-off of a semi-completed manufacturing asset that will not be used due to a change in manufacturing strategy. Cost of sales as a percentage of sales for 2006 is expected to be comparable to 2005.

Cost of sales for the year ended December 31, 2004, increased 29% primarily driven by higher sales volumes, and to a lesser extent, higher manufacturing costs due to changes in the product mix.

Research and development

R&D expenses are primarily comprised of salaries and benefits associated with R&D personnel, overhead and occupancy costs, clinical trial and related clinical manufacturing costs, contract services, and other outside costs. R&D expenses increased 14% for the year ended December 31, 2005, primarily driven by higher staff-related costs, which included the full year integration of the Tularik operations and the buildup of our R&D organization to support the growth in our pipeline. The 2005 growth also reflects higher costs relating to key clinical trials and clinical manufacturing, including the continued ramp up of large-scale phase 3 trials for denosumab (formally known as AMG 162), Amgen’s investigational therapy for bone loss. In 2005, staff-related costs and clinical trial and clinical manufacturing costs increased approximately $171 million and $118 million, respectively. In 2006, we expect our total R&D expenses to increase 30-40% primarily due to higher staff-related costs and a significant increase in clinical trial and clinical manufacturing costs. Staff-related costs are expected to increase due to a significant increase in personnel throughout 2006. Clinical trial and clinical manufacturing costs are expected to increase due to several large ongoing late-stage clinical trials initiated in 2005 as well as additional planned trials for 2006. These include trials in denosumab, panitumumab, AMG 706, Aranesp®, Sensipar®, and ENBREL (see “Item 1. Business — Research and Development and Selected Product Candidates.”) Our expected increase in R&D costs for 2006 does not include any incremental R&D costs associated with the proposed acquisition of Abgenix (see “Item 1. Business — Joint Ventures and Business Relationships — Abgenix, Inc.”)

In 2004, R&D expenses increased 23% over the prior year, primarily driven by higher staff-related costs including the addition of R&D personnel from Tularik, and to a lesser extent, higher costs relating to clinical manufacturing and key clinical trials costs, including the commencement of large-scale phase 3 trials for AMG 162, Amgen’s investigational therapy for bone loss. In 2004, staff-related costs and clinical manufacturing and clinical trial costs increased approximately $233 million and $122 million, respectively.

Acquired in-process research and development

IPR&D represents an estimate of the fair value of the various R&D projects and technologies in the acquired company’s pipeline that, as of the acquisition date, had not reached technological feasibility and had no alternative future use. In 2004, we incurred a charge of $554 million, associated with writing off the fair value of IPR&D acquired in the Tularik acquisition (see Note 7, “Acquisitions” in the Consolidated Financial Statements). Assuming successful completion of the proposed acquisition of Abgenix expected to close by April 2006, we would expect to incur a charge for IPR&D. However, the amount of this charge has not yet been determined.

Selling, general and administrative

SG&A expenses are primarily comprised of salaries and benefits associated with sales and marketing, finance, legal, and other administrative personnel; outside marketing expenses; overhead and occupancy costs; and other general and administrative costs. SG&A increased 9% for the year ended December 31, 2005, primarily due to higher outside marketing expenses in support of our principal products. Outside marketing expenses include the Wyeth profit share related to ENBREL, which has increased due to ENBREL sales growth. In 2005, outside marketing expenses and staff-related costs increased approximately $241 million and $42 million, respectively. During 2005, SG&A as a percentage of sales decreased from 26% to 23% as we leveraged our prior year SG&A spending. In 2006, we expect higher Wyeth profit share expense due to expected ENBREL sales growth. However, total SG&A expense growth for 2006 is expected to be comparable to 2005 growth to allow greater investment in the pipeline.

In 2004, SG&A increased 31% for the year ended December 31, 2004, primarily due to higher staff-related costs and higher outside marketing expenses, which reflects higher spending to support our products in competitive markets and sales growth. In 2004, staff-related costs and outside marketing expenses increased approximately $255 million and $236 million, respectively.

Other items, net

In 2005, other items, net consisted of a $49 million charge, net of amounts previously accrued, for settling certain legal matters associated with a patent legal proceeding.

In 2003, other items, net consisted of a benefit for the recovery of costs and expenses associated with a legal award related to an arbitration proceeding with Johnson & Johnson of $74 million, partially offset by a charitable contribution to the Amgen Foundation of $50 million.

(See Note 12, “Other items, net”, to the Consolidated Financial Statements for further discussion.)

Income taxes

Our effective tax rate was 24.5%, 30.4%, and 28.8% for 2005, 2004, and 2003 respectively.

Our effective tax rate for 2005 has decreased primarily due to favorable resolution of prior year foreign tax credit claims and research and development tax credits with the Internal Revenue Service (“IRS”), and the absence of the write-off of non-deductible IPR&D costs in connection with the acquisition of Tularik in 2004. This decrease was partially offset by the tax on the repatriation of foreign earnings in 2005 under the American Jobs Creation Act of 2004.

The 2004 effective tax rate was higher than the 2003 effective tax rate due to the write-off of non-deductible IPR&D costs of $554 million in connection with the acquisition of Tularik. This increase was partially offset by an increase in the amount of foreign earnings intended to be invested indefinitely outside of the United States. As permitted in Accounting Principles Board Opinion (“APB”) No. 23, “Accounting for Income Taxes — Special Areas”, we do not provide U.S. income taxes on our controlled foreign corporations’ undistributed earnings that are intended to be invested indefinitely outside the United States.

On October 22, 2004, the President of the United States signed the American Jobs Creation Act, which provided a temporary incentive to repatriate undistributed foreign earnings. One provision of the American Jobs Creation Act effectively reduced the tax rate by providing an 85% dividend-received deduction for certain dividends from controlled foreign corporations. In the fourth quarter of 2005, we repatriated $500 million of foreign earnings, which was the maximum amount of foreign earnings qualifying for the reduced tax rate. The tax expense incurred on the repatriation was approximately $43 million.

(See Note 3, “Income taxes”, to the Consolidated Financial Statements for further discussion.)

Stock option expense

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (‘SFAS”) No. 123R, “Share-Based Payment.” Subsequently, the Securities and Exchange Commission (“SEC”) provided for a phase-in implementation process for SFAS No. 123R, which required us to adopt the new accounting standard no later than January 1, 2006. SFAS No. 123R requires us to account for our stock options using a fair-value-based method as described in such statement and recognize the resulting compensation expense in our financial statements. Prior to January 1, 2006, we accounted for our employee stock options using the intrinsic value method under APB No. 25, “Accounting for Stock Issued to Employees” and related Interpretations, which generally results in no employee stock option expense. We adopted SFAS No. 123R on January 1, 2006 and do not plan to restate our financial statements for prior periods. We plan to continue to use the Black-Scholes option valuation model in estimating the fair value of the stock option awards issued under SFAS No. 123R. The adoption of SFAS No. 123R will have a material impact on our results of operations. The actual annual stock option expense in 2006 is dependent on a number of factors including the number of stock options granted, our common stock price and related expected volatility, and other inputs utilized in estimating the fair value of the stock options at the time of grant. We expect the impact of stock option compensation expense to be in the range of $0.12 to $0.14 per share in 2006 compared to $0.19 for 2005 (see Note 1, “Summary of significant accounting policies — Employee stock options” in the Consolidated Financial Statements). The estimated impact of stock option expense for 2006 is less than the corresponding pro forma expense amount for 2005 principally due to a reduction in the estimated number of stock options to be granted in 2006 in favor of a combination of other equity awards. Other equity awards are comprised of restricted stock, restricted stock units, and performance units. Stock-based compensation expense relating to these other equity awards for the years ended December 31, 2005 and 2004 was $106 million and $45 million, respectively. For the year ended December 31, 2003, stock-based compensation expense relating to other equity awards was not significant.

Financial Condition, Liquidity and Capital Resources

The following table summarizes selected financial data (amounts in millions):

	December 31, 2005	December 31, 2004
Cash, cash equivalents, and marketable securities	$5,255	$5,808
Total assets	29,297	29,221
Current debt	—	1,173
Non-current debt	3,957	3,937
Stockholders’ equity	20,451	19,705

We believe that existing funds, cash generated from operations, and existing sources of and access to financing are adequate to satisfy our working capital, capital expenditure and debt service requirements for the foreseeable future, as well as to support our stock repurchase programs and other business initiatives, including acquisitions and licensing activities (see “Item 1. Business — Joint Ventures and Business Relationships — Abgenix, Inc.” for further discussion regarding the proposed Abgenix acquisition). However, in order to provide for greater financial flexibility and liquidity, we may raise additional capital from time to time by accessing both public and private markets. (See “Financing Arrangements” for a discussion regarding February 2006 financing activities.)

Cash, cash equivalents, and marketable securities

Of the total cash, cash equivalents, and marketable securities at December 31, 2005, approximately $3.1 billion was generated from operations in foreign tax jurisdictions and is intended for use outside the

United States. If these funds are repatriated for use in our U.S. operations, additional taxes on certain of these amounts would be required to be paid. In the fourth quarter of 2005, we repatriated $500 million of foreign earnings, which was the maximum amount of foreign earnings qualifying for the reduced tax rate under the American Jobs Act. The repatriation of these funds resulted in an increase in our tax provision of $43 million.

The primary objectives for our marketable securities portfolio, which is primarily comprised of fixed income investments, are liquidity and safety of principal. Investments are made with the objective of achieving the highest rate of return, consistent with these two objectives. Our investment policy limits investments to certain types of instruments issued by institutions primarily with investment grade credit ratings and places restrictions on maturities and concentration by type and issuer.

Financing arrangements

As of December 31, 2005 we had convertible notes (30-year, zero-coupon convertible notes) with an accreted value of $1.8 billion outstanding and having an aggregate face amount of $2.36 billion and yield to maturity of 1.125% (“convertible notes”). The holders of the convertible notes may require us to purchase, generally for cash, all or a portion of their convertible notes on various dates (the “Put Option”), at a price equal to the original issuance price plus the accrued original issue discount through the purchase date. The earliest date was on March 1, 2006, however, the holders of substantially all of the convertible notes did not require us to repurchase such notes on that date. The next date that the holders of these notes may require us to repurchase all or a portion of these notes is on March 1, 2007. Accordingly, the convertible notes were classified as non-current in the accompanying Consolidated Balance Sheet as of December 31, 2005. Holders of the convertible notes may convert each of their convertible notes according to the terms as outlined in Note 4, “Financing arrangements” in the Consolidated Financial Statements. Moody’s and Standard & Poor’s rate our outstanding convertible notes A2 and A+, respectively.

As of December 31, 2005 we had $2.0 billion of long-term notes outstanding. These long-term notes consisted of: 1) $1.0 billion of notes that bear interest at a fixed rate of 4.0% and mature in 2009 (the “2009 Notes,”), and 2) $1.0 billion of notes that bear interest at a fixed rate of 4.85% and mature in 2014 (the “2014 Notes.”) Moody’s and Standard & Poor’s rate our outstanding long-term senior notes A2 and A+, respectively.

As of December 31, 2005, we had $200 million of additional long-term debt securities outstanding. These long-term debt securities consisted of: 1) $100 million of debt securities that bear interest at a fixed rate of 6.5% and mature in 2007 (the “2007 Notes”) under a $500 million debt shelf registration (the “$500 Million Shelf”), and 2) $100 million of debt securities that bear interest at a fixed rate of 8.1% and mature in 2097 (the “Century Notes”). Our outstanding long-term debt is rated A2 by Moody’s and A+ by Standard & Poor’s. Under the $500 Million Shelf, all of the remaining $400 million of debt securities available for issuance may be offered from time to time under our medium-term note program with terms to be determined at the time of issuance.

In February 2006, we issued $2.5 billion principal amount of convertible notes due in 2011 (the “2011 Convertible Notes”) and $2.5 billion principal amount of convertible notes due in 2013 (the “2013 Convertible Notes”) in a private placement. The 2011 Convertible Notes and the 2013 Convertible Notes were issued at par and pay interest at a rate of 0.125% and 0.375%, respectively. The 2011 Convertible Notes and the 2013 Convertible Notes may be convertible based on an initial conversion rate of 12.5247 shares and 12.5814 shares, respectively, per $1,000 principal amount of notes (which represents an initial conversion price of approximately $79.84 and $79.48 per share, respectively). The 2011 Convertible Notes and the 2013 Convertible Notes may only be converted: 1) during any calendar quarter beginning after June 30, 2006 if the closing price of our common stock exceeds 130% of the respective conversion price per share during a defined period at the end of the previous quarter, 2) if we make specified distributions to holders of our common stock or specified corporate transactions occur, or 3) one month prior to the respective maturity date. Upon conversion, a holder would receive: 1) cash equal to the lesser of the principal amount of the note or the conversion value, as defined, and 2) to the extent the conversion value exceeds the principal amount of the note, shares of our common stock, cash, or a combination of common stock and cash, at our option (the “excess conversion value”). In addition, upon a change in control, as defined, the holders may require us to purchase for cash all or a portion of their notes for 100% of the principal amount of the notes plus accrued and unpaid interest, if any. A total of $3.0 billion of the net proceeds from these debt issuances were used to repurchase common stock under our stock repurchase program.

Concurrent with the issuance of the 2011 Convertible Notes and the 2013 Convertible Notes, we purchased convertible note hedges in private transactions. The convertible note hedges allow us to receive shares of our common stock and/or cash from the counterparties to the transactions equal to the amounts of common stock and/or cash related to the excess conversion value that we would pay to the holders of the 2011 Convertible Notes and the 2013 Convertible Notes upon conversion. These transactions will terminate the earlier of the maturity dates of the related notes or the first day none of the related notes remain outstanding due to conversion or otherwise. The convertible note hedges, which cost an aggregate of approximately $1.5 billion, will be recorded as a reduction of equity.

Also concurrent with the issuance of the 2011 Convertible Notes and the 2013 Convertible Notes, we sold warrants to acquire shares of our common stock at an exercise price of $107.90 per share in a private placement. Pursuant to these transactions, warrants for 31.3 million shares of our common stock may be settled in May 2011 and warrants for 31.5 million shares of our common stock may be settled in May 2013 (the “settlement dates”). If the average price of our common stock during a defined period ending on or about the respective settlement dates exceeds the exercise price of the warrants, the warrants will be settled, at our option, in cash or shares of our common stock. Proceeds received from the issuance of the warrants totaled approximately $774 million.

We have a $1.0 billion unsecured revolving credit facility to be used for general corporate purposes, including commercial paper support, which matures in November 2010. Additionally, we have a commercial paper program, which provides for unsecured, short-term borrowings of up to an aggregate of $1.2 billion. No amounts were outstanding under the credit facility or commercial paper program as of December 31, 2005.

We have a $1.0 billion shelf registration (the “$1 Billion Shelf”) which allows us to issue debt securities, common stock, and associated preferred share purchase rights, preferred stock, warrants to purchase debt securities, common stock or preferred stock, securities purchase contracts, securities purchase units and depositary shares. The $1 Billion Shelf was established to provide for further financial flexibility and the securities available for issuance may be offered from time to time with terms to be determined at the time of issuance. As of December 31, 2005, no securities had been issued under the $1 Billion Shelf.

Certain of our financing arrangements contain non-financial covenants and as of December 31, 2005, we are in compliance with all applicable covenants.

Cash flows

The following table summarizes our cash flow activity for the years ended December 31, 2005, 2004, and 2003 (amounts in millions):

	2005	2004	2003
Net cash provided by operating activities	$4,911	$3,697	$3,567
Net cash used in investing activities	(59)	(1,399)	(3,210)
Net cash used in financing activities	(4,538)	(1,609)	(1,372)

Operating

Cash provided by operating activities has been and is expected to continue to be our primary recurring source of funds. The increase in cash provided by operating activities during the year ended December 31, 2005 resulted primarily from higher cash receipts from customers driven by the growth in product sales and timing differences of cash payments relating to our tax and other accrued liabilities (see Consolidated Statements of Cash Flows).

The increase in cash provided by operations for 2004 resulted primarily from higher cash receipts from customers driven by growth in product sales. This increase was partially offset primarily by the timing of cash payments related to our tax liabilities (see Consolidated Statements of Cash Flows).

Investing

Capital expenditures totaled $867 million in 2005 compared with $1.3 billion in 2004 and $1.4 billion in 2003. Capital expenditures in 2005 primarily related to the Puerto Rico manufacturing expansion which included a new manufacturing plant for the commercial production of Neulasta® and NEUPOGEN® approved by the FDA in September 2005, Thousand Oaks site expansion, Colorado manufacturing expansion, and site development to support the new ENBREL manufacturing plant in Rhode Island, also approved by the FDA in September 2005.

Capital expenditures in 2004 primarily related to the Thousand Oaks site expansion, the new ENBREL manufacturing plant in Rhode Island, and the Puerto Rico manufacturing expansion. Capital expenditures in 2003 related to the new ENBREL manufacturing plant in Rhode Island, the Puerto Rico manufacturing expansion, and the Seattle research center which was completed in January 2004.

We currently estimate 2006 spending on capital projects and equipment to be in excess of $1 billion as we continue to increase our manufacturing and R&D operations globally. The most significant of these expenditures are expected to be incurred with the start of engineering and construction of a new process development, bulk manufacturing and formulation, fill, and finish facility in Ireland, the further expansion of the Puerto Rico bulk manufacturing, formulation, fill, and finish facilities, the expansion of R&D operations at existing sites in the United States and the United Kingdom and the construction of a new development center in Uxbridge, United Kingdom. For additional information on our planned capital projects, see “Item 1. Business — Manufacturing and Raw Materials.”

In addition, we expect to spend approximately $2.2 billion by the end of April 2006, in conjunction with our proposed acquisition of Abgenix. We will also assume Abgenix’s debt in connection with this proposed transaction.

Financing

In December 2004, the Board of Directors (the “Board”) authorized us to repurchase up to $5.0 billion of common stock. Additionally, in December 2005, the Board authorized us to repurchase up to an additional $5.0 billion of common stock. As of December 31, 2005, $6.5 billion was available for stock repurchases under these programs. The manner of purchases, amount we spend, and the number of shares repurchased will vary based on a variety of factors including the stock price and blackout periods in which we are restricted from repurchasing shares, and may include private block purchases as well as market transactions. Repurchases under our stock repurchase programs reflect, in part, our confidence in the long-term value of Amgen common stock. Additionally, we believe that it is an effective way of returning cash to our stockholders. A summary of our repurchase activity for the years ended December 31, 2005, 2004, and 2003 is as follows (amounts in millions):

	2005		2004		2003
	Shares	Dollars	Shares	Dollars	Shares	Dollars
First quarter	26.8	$1,675	10.1	$650	8.2	$451
Second quarter	12.1	750	17.4	1,000	7.3	449
Third quarter	9.5	769	24.0	1,398	4.8	323
Fourth quarter	14.8	1,236	17.6	1,024	9.4	578
Total	63.2	$4,430	69.1	$4,072	29.7	$1,801

(See “Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters — Item 5(c). Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities” for additional information regarding our stock repurchase programs.)

On March 2, 2005, as a result of certain holders of the convertible notes exercising their March 1, 2005 put option, we repurchased $1.6 billion aggregate principal amount of convertible notes at their then-accreted value for $1.2 billion in cash, or approximately 40%, of the outstanding convertible notes.

We receive cash from the exercise of employee stock options and proceeds from the sale of stock pursuant to the employee stock purchase plan. Employee stock option exercises and proceeds from the sale of stock by us pursuant to the employee stock purchase plans provided $1.1 billion, $453 million, and $529 million of cash during the years ended December 31, 2005, 2004, and 2003 respectively. Proceeds from the exercise of employee stock options will vary from period to period based upon, among other factors, fluctuations in the market value of our stock relative to the exercise price of such options.

In November 2004, we issued $1.0 billion aggregate principal amount of 4.00% senior notes due 2009 and $1.0 billion aggregate principal amount of 4.85% senior notes due 2014. The net proceeds totaled $1,989 million and were intended for purchases of stock under the stock repurchase program then in affect and for general corporate purposes, including capital expenditures and working capital.

In February 2006, we raised $5.0 billion of cash proceeds by issuing convertible notes at par in a private placement. Of the $5.0 billion convertible notes, $2.5 billion pay interest at 0.125 percent and are due in 2011 and $2.5 billion pay interest at 0.375 percent and are due in 2013. A total of $3.0 billion of the net proceeds from these debt issuances were used to repurchase common stock under our stock repurchase program. Concurrent with the issuance of the convertible notes, we purchased convertible note hedges at a cost of approximately $1.5 billion. Also in February 2006, we sold 62.8 million warrants to acquire shares of our common stock for proceeds of $774 million, 31.3 million of which may be settled in May 2011 and 31.5 million of which may be settled in May 2013. For further information on these transactions, see “Financing arrangements” above.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that are currently material or reasonably likely to be material to our financial position or results of operations.

Contractual Obligations

Contractual obligations represent future cash commitments and liabilities under agreements with third parties, and exclude contingent liabilities for which we cannot reasonably predict future payment. Accordingly, the table below excludes contractual obligations relating to milestone and royalty payments due to third parties and purchase price consideration for proposed mergers and acquisitions (see “Item 1. Business — Joint Ventures and Business Relationships — Abgenix, Inc.”), all of which are contingent upon certain future events. Such events could include, but are not limited to, development milestones, regulatory approvals, product sales, and shareholder approval for proposed transactions. Additionally, the expected timing of payment of the obligations presented below is estimated based on current information. Timing of payments and actual amounts paid may be different depending on the timing of receipt of goods or services or changes to agreed-upon terms or amounts for some obligations.

The following chart represents our contractual obligations as of December 31, 2005, aggregated by type (in millions):

	Payments due by period
Contractual obligations	Total	Less than 1 year	1-3 Years		3-5 Years	More than 5 years
Long-term debt obligations(1)	$5,326	$103	$2,081	(2)	$1,150	$1,992
Operating lease obligations	658	74	129		94	361
Purchase obligations(3)	2,879	1,249	1,014		331	285
Total contractual obligations	$8,863	$1,426	$3,224		$1,575	$2,638

(1)          The long-term obligation amounts in the above table differ from the related carrying amounts on the Consolidated Balance Sheet as of December 31, 2005 due to the accretion of the original issue discount on the convertible notes and the inclusion of future interest payments. Future interest payments are included on the 2007 Notes, the 2009 Notes, the 2014 Notes, and the Century Notes at fixed rates of 6.5%, 4.00%, 4.85%, and 8.1%, respectively, through maturity in 2007, 2009, 2014, and 2097, respectively.

(2)          Holders of the convertible notes could have required us to purchase all or a portion of the notes on specific dates as early as March 1, 2006 at the original issuance price plus accrued original issue discount (“accreted value”) through the purchase dates. However, the holders of substantially all of the convertible notes did not require us to repurchase such notes on this date. Consequently, the amounts above reflect the convertible notes’ accreted value on March 1, 2007, the next put date. (See Note 4, “Financing arrangements” to the Consolidated Financial Statements for further discussion of the terms of the convertible notes.)

(3)          Purchase obligations primarily relate to (1) our long-term supply agreement with BI Pharma for the manufacture of commercial quantities of ENBREL, which are based on firm commitments for the purchase of production capacity for ENBREL and reflect certain estimates such as production run success rates and bulk drug yields achieved; (2) R&D commitments (including those related to clinical trials) for new and existing products; (3) capital expenditures for engineering and construction which primarily relate to the Colorado manufacturing projects, Thousand Oaks research and development expansion and site development, Rhode Island site development, and certain ongoing Puerto Rico manufacturing projects; and (4) open purchase orders for the acquisition of goods and services in the ordinary course of business. Our obligation to pay certain of these amounts may be reduced based on certain future events.

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

Accruals for estimated rebates, wholesaler chargebacks, discounts, and other incentives (collectively “sales incentives”) are recorded in the same period that the related sales are recorded and are recognized as a reduction in product sales. Sales incentive accruals are based on reasonable estimates of the amounts earned or to be claimed on the related sales. These estimates take into consideration current contractual and statutory requirements, specific known market events and trends, internal and external historical data, and forecasted customer buying patterns. Sales incentives are product-specific and, therefore, for any given year, can be impacted by the mix of products sold.

Reductions in product sales relating to sales incentives are comprised of the following (amounts in millions):

	2005	2004	2003
Rebates	$1,344	$1,033	$520
Wholesaler chargebacks	1,559	1,069	553
Discounts and other incentives	891	490	286
Total sales incentives	$3,794	$2,592	$1,359
Percent of gross product sales	24%	20%	15%

Rebates earned by healthcare providers such as clinics, hospitals and pharmacies in the United States are the sales incentives that are most difficult to estimate. These rebates are performance-based offers that are primarily based on attaining contractually-specified sales volumes and growth. As a result, the calculation of the accrual for these rebates is complicated by the need to estimate customer buying patterns and the resulting applicable contractual rebate rate(s) to be earned over a contractual period. These rebates totaled $1,344 million in 2005, $1,033 million in 2004, and $520 million in 2003. We believe that the methodology we use to accrue for rebates is reasonable and appropriate given current facts and circumstances. However, actual results may differ. For example, a 5% change in the revenue reduction attributable to rebates recognized in 2005 would have had an approximate $65 million effect on our reported product sales in 2005.

Wholesaler chargebacks are another type of arrangement included in “sales incentives” that relate to our contractual agreements to sell products to healthcare providers in the United States at fixed prices that are lower than the list prices we charge wholesalers. When the healthcare providers purchase our products through wholesalers at these reduced prices, the wholesaler charges us for the difference between the prices they pay us and the prices they sold the products to the healthcare providers. These chargebacks from wholesalers totaled $1,559 million in 2005, $1,069 million in 2004, and $553 million in 2003. Accruals for wholesaler chargebacks are less difficult to estimate than rebates and closely approximate actual results since chargeback amounts are fixed at the date of purchase by the healthcare provider and we settle these deductions generally within a few weeks of incurring the liability.

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

	Balance at Beginning of Period	Amounts Charged Against Product Sales*	Payments	Balance at End of Period
Year ended:
December 31, 2005	$589	$3,794	$3,519	$864
December 31, 2004	$358	$2,592	$2,361	$589

*                    Includes immaterial amounts related to prior year product sales based on changes in estimates. Such amounts represented approximately 1% of incentive amounts charged against product sales for both 2005 and 2004.

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

EPOGEN® revenue recognition

We have the exclusive right to sell Epoetin alfa for dialysis, certain diagnostics, and all non-human, non-research uses in the United States. We granted to Johnson & Johnson a license relating to Epoetin alfa for sales in the United States for all human uses except dialysis and diagnostics. Pursuant to this license, Amgen and Johnson & Johnson are required to compensate each other for Epoetin alfa sales that either party makes into the other party’s exclusive market, sometimes referred to as “spillover.” Accordingly, we do not recognize product sales we make into the exclusive market of Johnson & Johnson and do recognize the product sales made by Johnson & Johnson into our exclusive market. Sales in our exclusive market are derived from our sales to our customers, as adjusted for spillover. We are employing an arbitrated audit methodology to measure each party’s spillover based on independent third-party data on shipments to end users and their estimated usage. Data on end user usage is derived in part using market sampling techniques, and accordingly, the results of such sampling can produce variability in the amount of recognized spillover. We initially recognize spillover based on estimates of shipments to end users and their usage, utilizing historical third-party data and subsequently adjust such amounts based on revised third-party data as received. Differences between initial estimates of spillover and amounts based on revised third-party data could produce materially different amounts for recognized EPOGEN® sales. However, such differences to date have not been material.

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

The American Jobs Creation Act was enacted on October 22, 2004. One provision of the American Jobs Creation Act effectively reduced the tax rate on a qualifying repatriation of earnings by providing for an 85% dividend-received deduction. In the fourth quarter of 2005, we repatriated $500 million under the American Jobs Creation Act, which was the maximum amount of foreign earnings qualifying for the reduced rate. The tax expense incurred on this repatriation was approximately $43 million. We intend to continue to indefinitely reinvest any undistributed earnings of foreign subsidiaries that were not repatriated under the American Jobs Creation Act.

Contingencies

In the ordinary course of business, we are involved in various types of legal proceedings such as intellectual property disputes, contractual disputes, tax claims, and governmental investigations. Certain of these proceedings are discussed in “Item 3. Legal Proceedings.” We record accruals for such contingencies to the extent we conclude their occurrence is both probable and estimable. We consider all relevant factors when making assessments regarding these contingencies.

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

Valuation of acquired intangible assets

We have acquired and continue to acquire intangible assets primarily via the acquisition of biotechnology companies. These intangible assets primarily consist of technology associated with human therapeutic products and in-process product candidates as well as goodwill arising in business combinations. When significant identifiable intangible assets are acquired, an independent third-party valuation firm is engaged to assist in determining the fair values of these assets as of the acquisition date. Discounted cash flow models are typically used in these valuations, and these models require the use of significant estimates and assumptions including but not limited to:

•       determining the timing and expected costs to complete the in-process projects,

•       projecting regulatory approvals,

•       estimating future cash flows from product sales resulting from completed products and in-process projects,

•       and developing appropriate discount rates and probability rates by project.

We believe the fair values assigned to the intangible assets acquired are based upon reasonable estimates and assumptions given available facts and circumstances as of the acquisition dates.

Item 7A.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following tables provide information about our financial instruments that are sensitive to changes in interest rates. For our investment portfolio and debt obligations, the tables present principal cash flows and related weighted-average interest rates by expected maturity dates. Additionally, we have assumed our available-for-sale debt securities, comprised primarily of corporate debt instruments and treasury securities, are similar enough to aggregate for presentation purposes. Interest income earned on our fixed income investment portfolio is impacted by fluctuations in U.S. interest rates upon reinvestment of funds received on maturity or sale of securities at the then current market rates. Changes in interest rates do not affect interest expense incurred on our 2007 Notes, 2009 Notes, 2014 Notes, Century Notes and convertible notes because they bear interest at fixed rates. However, in 2003 and 2004, we entered into interest rate swap agreements, which qualify and are designated as fair value hedges, to protect against possible increases in value of our non-convertible notes, which swapped fixed interest payments for variable interest payments over the lives of the respective notes. For the interest rate swaps, the tables present the notional amounts and related weighted-average interest rates by contractual maturity date. Variable rates relating to the interest rate swaps are the average estimated forward rates for the term of each contract. The notional amount is used to calculate the contractual cash flows to be exchanged under the contract. The interest rate swaps related to the available-for-sale debt securities shown in the 2004 table were liquidated in 2005 when the underlying available-for-sale fixed income securities either matured or were sold.

Interest Rate Sensitivity
Principal (Notional) Amount by Expected Maturity as of December 31, 2005
(Dollars in millions)
Average Interest Rate

	2006	2007	2008	2009	2010	There- after	Total	Fair value 12/31/05
Available-for-sale debt securities	$2,926	$470	$585	$309	$248	$541	$5,079	$5,049
Average interest rate	1.7%	4.4%	4.1%	4.2%	4.1%	4.3%
Medium and long-term notes	—	$100	—	$1,000	—	$1,100	$2,200	$2,201
Average interest rate	—	6.5%	—	4.0%	—	5.1%
Convertible notes(1)	—	$1,782	—	—	—	—	$1,782	$1,837
Interest rate	—	1.125%	—	—	—	—
Interest rate swaps related to debt:
Pay variable/receive fixed	—	$100	—	$500	—	$1,100	$1,700	$(35)
Average pay rate	—	4.4%	—	4.6%	—	4.5%
Average receive rate	—	3.6%	—	3.9%	—	4.7%

Interest Rate Sensitivity
Principal (Notional) Amount by Expected Maturity as of December 31, 2004
(Dollars in millions)
Average Interest Rate

	2005	2006	2007	2008	2009	There- after	Total	Fair value 12/31/04
Available-for-sale debt securities	$4,021	$630	$241	$268	$221	—	$5,381	$5,390
Average interest rate	1.9%	3.3%	5.1%	4.3%	3.9%	—
Medium and long-term notes	—	—	$100	—	$1,000	$1,100	$2,200	$2,242
Average interest rate	—	—	6.5%	—	4.0%	5.1%
Convertible notes(1)	$1,175	$1,762	—	—	—	—	$2,937	$2,933
Interest rate	1.125%	1.125%	—	—	—	—
Interest rate swaps related to available-for-sale debt securities:
Pay fixed/receive variable	$120	$25	—	—	—	—	$145	$(1)
Average pay rate	4.2%	4.5%	—	—	—	—
Average receive rate	2.2%	2.2%	—	—	—	—
Interest rate swaps related to debt:
Pay variable/receive fixed	—	—	$100	—	$500	$1,100	$1,700	—
Average pay rate	—	—	2.4%	—	2.5%	2.5%
Average receive rate	—	—	3.6%	—	3.9%	4.7%

(1)           Holders of the convertible notes were able to require us to purchase all or a portion of the notes on specific dates as early as March 1, 2005 at the original issuance price plus accrued original issue discount (“accreted value”) through the purchase dates. On March 2, 2005, as a result of certain holders of the convertible notes exercising their March 1, 2005 Put Option, we repurchased $1.2 billion, or approximately 40%, of the outstanding convertible notes at their then-accreted value for cash. Concurrently, we amended the terms of the convertible notes to add an additional put date in order to permit the remaining holders, at their option, to cause us to repurchase the remaining convertible notes on March 1, 2006 at the then-accreted value. However, the holders of substantially all of the convertible notes did not require us to repurchase such notes on this date. Consequently, for the December 31, 2004 table the amounts above reflect the convertible notes’ accreted value repurchased on March 2, 2005 and the remaining notes accreted value on March 1, 2006 (the then next available put date) and for the December 31, 2005 table the remaining convertible notes’ accreted value on March 1, 2007, the next available put date. In the event the holders of the convertible notes convert their convertible notes, we generally are required to pay the accreted value in cash. (See Note 4, “Financing arrangements” to the Consolidated Financial Statements for further discussion of the terms of the convertible notes.)

We are exposed to equity price risks on the marketable portion of equity securities included in our portfolio of investments entered into for the promotion of business and strategic objectives. These investments are generally in small capitalization stocks in the biotechnology industry sector. At December 31, 2005 and 2004, we had equity forward contracts to hedge against changes in the fair market value of a portion of our equity investment portfolio. We did not have material equity price risk on the unhedged portion of our equity investment portfolio at December 31, 2005 and 2004.

Our results of operations are affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies, predominately the Euro, as a result of the sales of our products in foreign markets. Foreign currency forward and option contracts are used to hedge against the effects of such fluctuations. Both positive and negative impacts to our international product sales from movements in foreign exchange rates have been mitigated by the natural, opposite impact that the investments in foreign exchange rates have on our international operating expenses and as a result of our foreign currency hedging activities. Our hedging activities seek to offset the impact, both positive and negative, that foreign exchange rate changes may have on our results of operations. As such, the impact to our results of operations from changes in foreign currency exchange rates has been largely mitigated.

Item 8.                        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is incorporated herein by reference to the financial statements and schedule listed in Item 15 (a)1 and (a)2 of Part IV and included in this Form 10-K Annual Report.

Item 9.                        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

Item 9A.                CONTROLS AND PROCEDURES

We maintain “disclosure controls and procedures”, as such term is defined under Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in Amgen’s Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to Amgen’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, Amgen’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and in reaching a reasonable level of assurance Amgen’s management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation under the supervision and with the participation of our management, including Amgen’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Amgen’s disclosure controls and procedures. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2005.

Further, management determined that, as of December 31, 2005, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter then ended that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report On Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States. However, all internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and reporting.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2005, based on those criteria.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report appearing below, which expresses unqualified opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005.

Report Of Independent Registered Public Accounting Firm
On Internal Control Over Financial Reporting

The Board of Directors and Stockholders of Amgen Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Amgen Inc. (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Amgen Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Amgen Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Consolidated Balance Sheets of Amgen Inc. as of December 31, 2005 and 2004 and related Consolidated Statements of Operations, Stockholders’ Equity and Cash Flows for each of the three years in the period ended December 31, 2005 of Amgen Inc. and our report dated March 2, 2006 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Los Angeles, California
March 2, 2006

Item 9B.               OTHER INFORMATION

Not applicable.

PART III

Item 10.                 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information about our Directors is incorporated by reference from the section entitled “ELECTION OF DIRECTORS “ in our Proxy Statement for the 2006 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2005 (the “Proxy Statement”). Information about compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference from the section entitled “OTHER MATTERS — Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement. Information about our Audit Committee, including members of the committee, and our Audit Committee financial experts is incorporated by reference from the section entitled “ELECTION OF DIRECTORS — Board Independence, Meetings and Committees” in our Proxy Statement. Information about our executive officers is contained in the discussion entitled “Executive Officers of the Registrant” in “Item 1. Business.”

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

Item 11.                 EXECUTIVE COMPENSATION

Information about director and executive compensation is incorporated by reference from the Section entitled “EXECUTIVE COMPENSATION” in our Proxy Statement.

Item 12.                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information as of December 31, 2005 concerning our common stock that may be issued upon the exercise of options or pursuant to purchases of stock under all of our equity compensation plans approved by stockholders and equity compensation plans not approved by stockholders in effect as of December 31, 2005:

	(a)	(b)	(c)
			Number of
			Securities Remaining
	Number of	Weighted	Available for Future
	Securities to be	Average	Issuance Under
	Issued Upon	Exercise Price	Equity Compensation
	Exercise of	Outstanding	Plans (Excluding
	Outstanding	Options and	Securities Reflected
Plan Category	Options and Rights	Rights	in Column (a))
Equity compensation plans approved by Amgen security holders:
Amended and Restated 1987 Directors’ Stock Option Plan(1)	38,400	$14.72	—
Amended and Restated 1991 Equity Incentive Plan	15,714,092	$47.65	34,952,828
Amended and Restated Employee Stock Purchase Plan	—	$— (2)	11,047,202
Total Approved Plans	15,752,492	$47.57	46,000,030
Equity compensation plans not approved by Amgen security holders:
Amended and Restated 1993 Equity Incentive Plan(3)	3,004,872	$29.84	—
Amended and Restated 1999 Equity Incentive Plan(3)	12,172,643	$61.79	3,340,677
Amgen Inc. Amended and Restated 1997 Equity Incentive Plan(4)	3,020,498	$38.12	179,165
Tularik Inc. 1991 Stock Plan(4)	15,017	$1.98	—
Amended and Restated 1997 Special Non-Officer Equity Incentive Plan	36,426,414	$57.15	1,962,902
Foreign Affiliate Plans:
Amgen Limited Sharesave Plan	—	$— (5)	372,839
The Amgen Limited 2000 UK Company Employee Share Option Plan(6)	—	$—	300,000
Total Unapproved Plans	54,639,444	$55.61	6,155,583
Total All Plans	70,391,936	$53.81	52,155,613

(1)           The Amended and Restated 1987 Directors’ Stock Option Plan (the “1987 Plan”) terminated on January 27, 1997. Although there are options still outstanding under the 1987 Plan, no shares are available for issuance under this plan for future grants.

(2)           The purchase occurred on December 31, 2005 (the “Purchase Date”) with a purchase of an aggregate 1,384,425 shares of Common Stock at a purchase price of $54.64 per share, such purchase price reflects the lesser of 85% of either the closing price of the Common Stock on the Purchase Date or the closing price of the Common Stock on the start date of the applicable employee’s participation in the plan.

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

(4)           This plan was assumed by Amgen in connection with the merger of Tularik Inc. with and into Amgen SF, LLC, a wholly owned subsidiary of Amgen, on August 13, 2004 (the “Merger”). This plan was previously approved by Tularik Inc.’s shareholders. The Tularik Inc. 1991 Stock Plan (the “Tularik 1991 Plan”) was terminated on March 14, 1997 by Tularik Inc. Although there are options still outstanding under the Tularik 1991 Plan, no shares are available for issuance under these plans for future grants.

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

Summary of Equity Compensation Plans Not Approved by Stockholders

The following is a summary of the equity compensation plans, which have shares available for issuance for future grants as of December 31, 2005 and were adopted or assumed by the Board without the approval of our stockholders:

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

Administration.   The 1999 Plan is administered by the Board of Directors. The Board of Directors has delegated administration of the 1999 Plan to the committees of the Board.

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

Discretionary Options either become exercisable in cumulative increments or are exercisable in full immediately. The Board has the power to accelerate the beginning of the period during which an option may be exercised (the “vesting date”). Options granted from the Restatement Date under the 1999 Plan typically vest at the rate of 25% per year during the optionee’s employment or service as a consultant. Stock options typically provide for the acceleration of the vesting of options if the optionee voluntarily retires at or after age 60 after having been an employee of Amgen or its affiliate for at least fifteen consecutive years and such retirement is not the result of permanent and total disability (“Voluntary Retirement”). Generally, if any optionee shall terminate his or her employment or relationship as a director or consultant with Amgen or an affiliate due to death or disability, then, in such event, the vesting date for those Discretionary Options granted to such employee, director or consultant or to the permitted trust of such employee, director or consultant which have not vested as of the date of such employee’s, director’s or consultant’s termination for reasons of death or disability shall automatically be accelerated in full for those with five or more years or to December 31 of the year following the year in which the termination occurs for those with less than five years of employment or relationship with Amgen of such employee, director or consultant. Upon Voluntary Retirement, Discretionary Options shall not terminate until the earlier of the termination date set forth in the applicable grant agreement or eighteen months following the date of Voluntary Retirement. The Board also has the power to accelerate the time during which a Discretionary Option may be exercised. To the extent provided by the terms of a Discretionary Option, an optionee may satisfy any federal, state or local tax withholding obligations relating to the exercise of such option by (1) a cash payment upon exercise, (2) by authorizing Amgen to withhold a portion of the stock otherwise issuable to the optionee, (3) by delivering already-owned stock of Amgen or (4) by a combination of these means.

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

Terms of Restricted Stock Units (RSUs).   The following is a description of the permissible terms of RSUs granted under the Acquired 1997 Plan after the Restatement Date. Individual grants of RSUs may be more restrictive as to any or all of the permissible terms described below.

RSUs granted under the Acquired 1997 Plan shall constitute stock bonuses and shall be in such form and contain such terms and conditions as the Board shall deem appropriate. RSUs vest in cumulative increments or vest fully after a specified holding period. RSUs granted from the Restatement Date under the Acquired 1997 Plan typically vest at the rate of 25% per year during the grantee’s employment or service as a consultant. Absent death, disability or Voluntary Retirement, in certain circumstances, unvested RSUs shall automatically expire and terminate on the date of termination of employment. The Board also has the power to accelerate the vesting period for RSUs or suspend vesting during leaves of absences.

Upon a grantee’s Voluntary Retirement, the RSUs scheduled to vest between and including the date of such retirement and December 31 of the second year following the year in which the retirement occurs shall accelerate to vest immediately. If the grantee terminates his or her employment or relationship as a consultant with Amgen or an affiliate due to death or disability and has been employed for less than five full years, the RSUs scheduled to vest between and including the date of such death or disability and December 31 in the first year following such termination, shall accelerate to vest immediately. If the grantee terminates his or her employment or relationship as a consultant with Amgen or an affiliate due to death or disability and has been employed for five or more years, the RSUs scheduled to vest between and including the date of such death or disability and December 31 in the second year following such termination, shall accelerate to vest immediately.

To the extent provided by the terms of the RSUs, the grantee may satisfy any federal, state or local tax withholding obligations by (1) authorizing Amgen to withhold a portion of the stock otherwise issuable to grantee, (2) deducting such obligations from compensation, (3) a cash payment upon vesting or (4) by a combination of these means.

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

•       The 1997 Plan terminates on December 9, 2007;

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

Amgen Limited 2000 UK Company Employee Share Option Plan

The Amgen Limited 2000 UK Company Employee Share Option Plan (“CSOP”) was adopted by the Board of Directors of Amgen Limited and approved by the Board of Directors of the Company in June 1999. The CSOP was established to provide stock option grants to employees of Amgen Limited in accordance with certain UK tax laws. The terms of the CSOP are, to the extent permitted under UK laws, consistent with the Company’s 1997 Plan, as described above, with the exception of the following variations: (i) options cannot be granted to consultants, (ii) options cannot be transferred, (iii) options outstanding after an employee’s death must be exercised within 12 months of the date of such death, and (iv) the change in control provision is eliminated. No termination date has been specified for the CSOP. Although 300,000 shares of common stock are authorized for issuance under the CSOP, no shares have been issued under the CSOP.

Common Stock and Contractual Contingent Payment Rights

Information about security ownership of certain beneficial owners and management is incorporated by reference from the sections entitled “SECURITY OWNERSHIP OF DIRECTORS AND EXECUTIVE OFFICERS AND CERTAIN BENEFICIAL OWNERS — Common Stock” and “SECURITY OWNERSHIP OF DIRECTORS AND EXECUTIVE OFFICERS AND CERTAIN BENEFICIAL OWNERS — Contractual Contingent Payment Rights” in our Proxy Statement.

Item 13.                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information about certain relationships and transactions with related parties is incorporated by reference from the section entitled “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS” in our Proxy Statement.

Item 14.                 PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information about the fees for professional services rendered by our independent registered public accountants is incorporated by reference from the section entitled “AUDIT MATTERS — Independent Registered Public Accountants” in our Proxy Statement.

PART IV

Item 15.                 EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)1.   Index to Financial Statements

The following Consolidated Financial Statements are included herein:

(a)2.   Index to Financial Statement Schedules

The following Schedule is filed as part of this Form 10-K Annual Report:

Page Number
II. Valuation Accounts	F-32

All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the Consolidated Financial Statements or notes thereto.

(a)3.   Exhibits

Exhibit No.	Description
3.1*	Amended and Restated Certificate of Incorporation (as amended and restated December 6, 2005).
3.2	Amended and Restated Bylaws of Amgen Inc. (as amended and restated May 11, 2005).(56)
3.3	Certificate of Designations of Series A Junior Participating Preferred Stock.(22)
4.1	Indenture dated January 1, 1992 between the Company and Citibank N.A., as trustee.(3)
4.2	6.50% Notes Due December 1, 2007.(11)
4.3	First Supplemental Indenture, dated February 26, 1997, to Indenture, dated January 1, 1992, between the Company and Citibank N.A., as trustee.(6)
4.4

Officer’s Certificate pursuant to Sections 2.1 and 2.3 of the Indenture, dated as of January 1, 1992, as supplemented by the First Supplemental Indenture, dated as of February 26, 1997, each between Amgen Inc. and Citibank, N.A., as Trustee, establishing a series of securities entitled “6.50% Notes Due December 1, 2007”(11)

4.5	8 1/8% Debentures due April 1, 2097.(8)
4.6

Officer’s Certificate pursuant to Sections 2.1 and 2.3 of the Indenture, dated as of January 1, 1992, as supplemented by the First Supplemental Indenture, dated as of February 26, 1997, each between the Company and Citibank, N.A., as Trustee, establishing a series of securities entitled “8 1/8% Debentures due April 1, 2097.”(8)

4.7	Form of Liquid Yield Option™ Note due 2032.(29)
4.8	Indenture, dated as of March 1, 2002, between Amgen Inc. and LaSalle Bank National Association.(29)
4.9	Supplemental Indenture, dated as of March 2, 2005, between Amgen Inc. and LaSalle Bank National Association.(48)
4.10	Registration Rights Agreement, dated as of March 1, 2002, between Amgen Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated.(29)
4.11	Indenture, dated as of August 4, 2003, between the Company and JP Morgan Chase Bank, N.A., as trustee.(39)
4.12	Form of 4.00% Senior Note due 2009.(45)
4.13	Form of 4.85% Senior Notes due 2014.(45)
4.14	Officers Certificate of Amgen Inc. dated November 18, 2004, including forms of the Company’s 4.00% Senior Notes due 2009 and 4.85% Senior Notes due 2014.(45)
4.15

Registration Rights Agreement, dated as of November 18, 2004, among Amgen Inc. and Morgan Stanley & Co. and Merrill Lynch, Pierce, Fenner & Smith Incorporated as representatives of the several initial purchasers.(45)

4.16	Form of Zero Coupon Convertible Note due 2032(54)
4.17	Indenture, dated as of May 6, 2005, between Amgen Inc. and LaSalle Bank National Association.(54)
4.18	Indenture, dated as of February 17, 2006, between Amgen Inc. and JP Morgan Chase Bank, N.A., as trustee (including form of 0.125% Convertible Senior Note due 2011).(60)
4.19	Indenture, dated as of February 17, 2006, between Amgen Inc. and JP Morgan Chase Bank, N.A., as trustee (including form of 0.375% Convertible Senior Note due 2013).(60)
4.20

Registration Rights Agreement, dated as of February 17, 2006, among Amgen Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co. Incorporated, Citigroup Global Markets Inc., J.P. Morgan Securities Inc., Lehman Brothers Inc., Bear, Stearns & Co. Inc., Credit Suisse Securities (USA) LLC.(60)

10.1	Corporate Commercial Paper - Master Note between and among Amgen Inc., as Issuer, Cede & Co., as nominee of The Depository Trust Company and Citibank, N.A. as Paying Agent.(12)
10.2	Form of stock certificate for the common stock, par value $.0001 of the Company.(9)
10.3+	Amended and Restated 1991 Equity Incentive Plan (as of December 5, 2005).(59)
10.4+ 10.5+	Forms of Stock Option Grant Agreements and Restricted Stock Unit Agreements for the Amended and Restated 1991 Equity Incentive Plan (Amended and Restated effective December 5, 2005).(59)
10.6+	Amgen Inc. Director Equity Incentive Program (Amended and Restated effective December 6, 2005).(59)
10.7+	Forms of Stock Option and Restricted Stock Unit Agreements pursuant to the Director Equity Incentive Plan.(59)
10.8+	Amgen Inc. Amended and Restated 1997 Equity Incentive Plan (as of December 5, 2005).(59)
10.9+	Forms of Stock Option Grant Agreements and Restricted Stock Unit Agreements for the 1997 Equity Incentive Plan (Amended and Restated effective December 5, 2005).(59)

10.10+	Amended and Restated 1999 Equity Incentive Plan (as of December 5, 2005).(59)
10.11+	Forms of Stock Option Grant Agreements for 1999 Equity Incentive Plan (Amended and Restated December 5, 2005).(59)
10.13+	Amgen Inc. Amended and Restated Employee Stock Purchase Plan.(19)
10.14+	First Amendment, effective July 12, 2005, to the Amgen Inc. Amended and Restated Employee Stock Purchase Plan.(55)
10.15+	Amgen Retirement and Savings Plan (As Amended and Restated effective January 1, 2006).(57)
10.16+	Amgen Supplemental Retirement Plan (As Amended and Restated effective January 1, 2005).(44)
10.17+	First Amendment to Amgen Supplemental Retirement Plan.(57)
10.18+	Amgen Inc. Change of Control Severance Plan.(14)
10.19+	First Amendment to Amgen Inc. Change of Control Severance Plan.(19)
10.20+	Second Amendment to the Amgen Inc. Change of Control Severance Plan.(25)
10.21+	Third Amendment to the Amgen Inc. Change of Control Severance Plan.(50)
10.22+	Fourth Amendment to the Amgen Inc. Change of Control Severance Plan.(50)
10.23+	Fifth Amendment to the Amgen Inc. Change of Control Severance Plan.(46)
10.24+	Amgen Inc. Executive Incentive Plan.(30)
10.25+	First Amendment to the Amgen Inc. Executive Incentive Plan.(46)
10.26+	Amgen Inc. Executive Nonqualified Retirement Plan.(28)
10.27+	Amgen Nonqualified Deferred Compensation Plan (As Amended and Restated effective January 1, 2005).(44)
10.28+	First Amendment to Amgen Nonqualified Deferred Compensation Plan.(57)
10.29+	Amended and Restated Amgen Inc. Performance Award Program (Amended and Restated effective December 5, 2005).(59)
10.30+	Form of Performance Unit Agreement (Amended and Restated effective December 5, 2005).(59)
10.31+	Amended and Restated 1987 Directors’ Stock Option Plan of Amgen Inc.(7)
10.32+	2002 Special Severance Pay Plan for Amgen Employees.(35)
10.33+	Agreement between Amgen Inc. and Mr. George J. Morrow, dated March 3, 2001.(23)
10.34+	Promissory Note of Mr. George J. Morrow, dated March 11, 2001.(23)
10.35+	Agreement between Amgen Inc. and Dr. Roger M. Perlmutter, M.D., Ph.D., dated March 5, 2001.(23)
10.36+	Promissory Note of Dr. Roger M. Perlmutter, dated June 29, 2001.(24)
10.37+	Agreement between Amgen Inc. and Mr. Brian McNamee, dated May 5, 2001.(24)
10.38+	Promissory Note of Mr. Brian McNamee, dated May 30, 2001.(25)
10.39+	Restricted Stock Purchase Agreement between Amgen Inc. and Brian M. McNamee, dated March 3, 2003.(38)
10.40+	Agreement between Amgen Inc. and Mr. Richard Nanula, dated May 15, 2001.(24)

10.41+	Promissory Note of Mr. Richard Nanula, dated June 27, 2001.(24)
10.42+	Restricted Stock Purchase Agreement between Amgen Inc. and Mr. Richard Nanula, dated May 16, 2001.(25)
10.43+	Promissory Note of Dr. Hassan Dayem, dated July 10, 2002.(35)
10.44+	Amended and Restated Agreement between Amgen Inc. and David J. Scott, dated February 16, 2004.(40)
10.45+*	Restricted Stock Purchase Agreement between Amgen Inc. and Dennis M. Fenton, dated December 6, 2004.
10.46	Product License Agreement, dated September 30, 1985, and Technology License Agreement, dated, September 30, 1985 between Amgen Inc. and Ortho Pharmaceutical Corporation.(19)
10.47	Shareholder’s Agreement of Kirin-Amgen, Inc., dated May 11, 1984, between the Company and Kirin Brewery Company, Limited.(22)
10.48	Amendment Nos. 1, 2, and 3, dated March 19, 1985, July 29, 1985 and December 19, 1985, respectively, to the Shareholder’s Agreement of Kirin-Amgen, Inc., dated May 11, 1984.(19)
10.49

Amendment Nos. 4, 5, 6, 7, 8, 9, 10 and 11 dated October 16, 1986 (effective July 1, 1986), December 6, 1986 (effective July 1, 1986), May 11, 1984, July 17, 1987 (effective April 1, 1987), May 28, 1993 (effective November 13, 1990), December 9, 1994 (effective June 14, 1994), March 1, 1996 and March 20, 2000 respectively, to the Shareholders Agreement of Kirin-Amgen, Inc. dated May 11, 1984.(22)

10.50	Amendment No. 12 dated January 31, 2001 to the Shareholders Agreement of Kirin-Amgen, Inc. dated May 11, 1984.(56)
10.51	Product License Agreement, dated September 30, 1985, and Technology License Agreement, dated September 30, 1985 between Kirin-Amgen, Inc. and Ortho Pharmaceutical Corporation.(19)
10.52	Research, Development Technology Disclosure and License Agreement PPO, dated January 20, 1986, by and between Amgen Inc. and Kirin Brewery Co., Ltd.(1)
10.53	Amendment, dated June 30, 1988, to Research, Development, Technology Disclosure and License Agreement: GM-CSF dated March 31, 1987, between Kirin Brewery Company, Limited and Amgen Inc.(2)
10.54	Assignment and License Agreement, dated October 16, 1986, between Amgen Inc. and Kirin-Amgen, Inc.(22)
10.55

G-CSF United States License Agreement dated June 1, 1987 (effective July 1, 1986), Amendment No. 1 dated October 20, 1988 and Amendment No. 2 dated October 17, 1991 (effective November 13, 1990) between Kirin-Amgen, Inc. and Amgen Inc.(22)

10.56

G-CSF European License Agreement, dated December 30, 1986, Amendment No. 1 dated June 1, 1987, Amendment No. 2 dated March 15, 1998, Amendment No. 3 dated October 20, 1988, and Amendment No. 4 dated December 29, 1989 between Kirin-Amgen, Inc. and Amgen Inc.(22)

10.57	Partnership Purchase Agreement dated March 12, 1993, between Amgen Inc., Amgen Clinical Partners, L.P., Amgen Development Corporation, the Class A limited partners and the Class B limited partner.(4)

10.58

ENBREL® Supply Agreement among Immunex Corporation, American Home Products Corporation and Boehringer Ingelheim Pharma KG, dated as of November 5, 1998 (with certain confidential information deleted therefrom).(15)

10.59

Amendment No. 1 to the ENBREL® Supply Agreement among Immunex Corporation, American Home Products Corporation and Boehringer Ingelheim Pharma KG, dated June 27, 2000 (with certain confidential information deleted therefrom).(33)

10.60

Amendment No. 2 to the ENBREL® Supply Agreement among Immunex Corporation, American Home Products Corporation and Boehringer Ingelheim Pharma KG, dated June 3, 2002 (with certain confidential information deleted therefrom).(35)

10.61

Amendment No. 3 to the ENBREL® Supply Agreement among Immunex Corporation, American Home Products Corporation and Boehringer Ingelheim Pharma KG, dated December 18, 2002 (with certain confidential information deleted therefrom).(37)

10.62	Amendment No. 4 to the ENBREL® Supply Agreement among Immunex Corporation, American Home Products Corporation and Boehringer Ingelheim Pharma KG, dated May 21, 2004.(56)
10.63	Amendment No. 5 to the ENBREL® Supply Agreement among Immunex Corporation, American Home Products Corporation and Boehringer Ingelheim Pharma KG, dated August 30, 2005.(58)
10.64

Agreement Regarding Governance and Commercial Matters by and among Wyeth (formerly American Home Products Corporation), American Cyanamid Company and Amgen Inc. dated December 16, 2001 (with certain confidential information deleted therefrom).(30)

10.65	Asset Purchase Agreement dated May 2, 2002, by and between Immunex Corporation and Schering Aktiengesellschaft (with certain confidential information deleted therefrom).(35)
10.66

Amendment No. 1 dated as of September 25, 2002 and Amendment No. 2 dated as of July 17, 2002to the Asset Purchase Agreement dated as of September 25, 2002, by and between Immunex Corporation and Schering Aktiengesellschaft.(35)

10.67	Amended and Restated Promotion Agreement By and Among Wyeth, Amgen Inc. and Immunex Corporation entered into as of December 16, 2001 (with certain confidential information deleted therefrom).(30)
10.68

Description of Amendment No. 1 to Amended and Restated Promotion Agreement By and Among Wyeth, Amgen Inc. and Immunex Corporation, effective as of July 8, 2003 (with certain confidential information deleted therefrom).(40)

10.69	Description of Amendment No. 2 to Amended and Restated Promotion Agreement By and Among Wyeth, Amgen Inc. and Immunex Corporation, effective as of April 20, 2004.(42)
10.70

Description of Amendment No. 3 To Amended and Restated Promotion Agreement By and Among Wyeth, Amgen Inc. and Immunex Corporation, effective as of January 1, 2005, (with certain confidential information deleted therefrom).(53)

10.71

Amgen Inc. Credit Agreement, dated as of July 16, 2004, among Amgen Inc. the Banks therein named, Citibank N.A., as Issuing Bank, Citicorp USA, Inc., as Administrative Agent and Barclays Bank PLC, as Syndication Agent.(43)

10.72

First Amendment dated as of December 6, 2004, to the Credit Agreement, dated as of July 16, 2004, among Amgen Inc. the Banks therein named, Citibank N.A., as Issuing Bank, Citicorp USA, Inc., as Administrative Agent and Barclays Bank PLC, as Syndication Agent.(59).

10.73

Purchase Agreement, dated as of November 15, 2004, among Amgen Inc. and Morgan Stanley & Co. and Merrill Lynch, Pierce, Fenner & Smith Incorporated as representatives of the several initial purchasers.(45)

10.74

Purchase Agreement, dated as of February 14, 2006, among Amgen Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co. Incorporated, Citigroup Global Markets Inc., J.P. Morgan Securities Inc., Lehman Brothers Inc., Bear, Stearns & Co. Inc., Credit Suisse Securities (USA) LLC.(60)

10.75*	Confirmation of OTC Convertible Note Hedge related to 2011 Notes, dated February 14, 2006, between Amgen Inc. and Merrill Lynch International.
10.76*	Confirmation of OTC Convertible Note Hedge related to 2013 Notes, dated February 14, 2006, between Amgen Inc. and Merrill Lynch International.
10.77*	Confirmation of OTC Convertible Note Hedge related to 2011 Notes, dated February 14, 2006, between Amgen Inc. and Morgan Stanley & Co. International Limited and Morgan Stanley Bank as agent.
10.78*	Confirmation of OTC Warrant Transaction, dated February 14, 2006, between Amgen Inc. and Merrill Lynch International for warrants expiring in 2011.
10.79*	Confirmation of OTC Warrant Transaction, dated February 14, 2006, between Amgen Inc. and Merrill Lynch International for warrants expiring in 2013.
10.80*	Confirmation of OTC Warrant Transaction, dated February 14, 2006, between Amgen Inc. and Morgan Stanley & Co. International Limited and Morgan Stanley Bank as agent for warrants expiring in 2011.
10.81*	Accelerated Share Repurchase Agreement, dated February 16, 2006, between Amgen Inc. and Citigroup Global Markets Inc.
21*	Subsidiaries of the Company.
23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm. The consent set forth on page 97 is incorporated herein by reference.
24	Power of Attorney. The Power of Attorney set forth on page 96 is incorporated herein by reference.
31*	Rule 13a-14(a) Certifications.
32**	Section 1350 Certifications.

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

(58)   Filed as an exhibit to Form 10-Q for the quarter ended September 30, 2005 on November 9, 2005.

(59)   Filed as an exhibit to Form 8-K dated December 8, 2005 and incorporated herein by reference.

(60)   Filed as an exhibit to Form 8-K dated February 21, 2006 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMGEN INC.
(Registrant)
Date:	03/10/06	By:	/s/ RICHARD D. NANULA
Richard D. Nanula
Executive Vice President
and Chief Financial Officer

EXHIBIT 24

POWER OF ATTORNEY

KNOW ALL MEN AND WOMEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Richard D. Nanula and Michael A. Kelly, or either of them, his or her attorney-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ KEVIN W. SHARER	Chairman of the Board, Chief Executive	3/10/06
Kevin W. Sharer	Officer and President, and Director
(Principal Executive Officer)
/s/ RICHARD D. NANULA	Executive Vice President and	3/10/06
Richard D. Nanula	Chief Financial Officer
(Principal Financial Officer)
/s/ MICHAEL A. KELLY	Vice President Corporate	3/10/06
Michael A. Kelly	Planning and Control and Chief Accounting Officer
(Principal Accounting Officer)
/s/ DAVID BALTIMORE	Director	3/10/06
David Baltimore
/s/ FRANK J. BIONDI, JR.	Director	3/10/06
Frank J. Biondi, Jr.
/s/ JERRY D. CHOATE	Director	3/10/06
Jerry D. Choate
/s/ FREDERICK W. GLUCK	Director	3/10/06
Frederick W. Gluck
/s/ FRANK C. HERRINGER	Director	3/10/06
Frank C. Herringer
/s/ FRANKLIN P. JOHNSON, JR.	Director	3/10/06
Franklin P. Johnson, Jr.
/s/ GILBERT S. OMENN	Director	3/10/06
Gilbert S. Omenn
/s/ JUDITH C. PELHAM	Director	3/10/06
Judith C. Pelham
/s/ J. PAUL REASON	Director	3/10/06
J. Paul Reason
/s/ DONALD B. RICE	Director	3/10/06
Donald B. Rice
/s/ LEONARD D. SCHAEFFER	Director	3/10/06
Leonard D. Schaeffer

EXHIBIT 23

CONSENT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 33-5111) pertaining to the 1984 Stock Option Plan, 1981 Incentive Stock Option Plan and Nonqualified Stock Option Plan of Amgen Inc., in the Registration Statement (Form S-8 No. 33-24013) pertaining to the Amended and Restated 1988 Stock Option Plan of Amgen Inc., in the Registration Statement (Form S-8 No. 33-39183) pertaining to the Amended and Restated Employee Stock Purchase Plan, in the Registration Statement (Form S-8 No. 33-39104) pertaining to the Amended and Restated Amgen Retirement and Savings Plan, in the Registration Statements (Form S-3/S-8 No. 33-29791 and Form S-8 No. 33-42501) pertaining to the Amended and Restated 1987 Directors’ Stock Option Plan, in the Registration Statement (Form S-8 No. 33-42072) pertaining to the Amgen Inc. Amended and Restated 1991 Equity Incentive Plan, in the Registration Statement (Form S-8 No. 33-47605) pertaining to the Retirement and Savings Plan for Amgen Puerto Rico, Inc., in the Registration Statement (Form S-8 No. 333-44727) pertaining to the Amgen Inc. 1997 Special Non-Officer Equity Incentive Plan, in the Registration Statement (Form S-3 No. 333-19931) of Amgen Inc., in the Registration Statement (Form S-3 No. 333-40405) of Amgen Inc., in the Registration Statement (Form S-8 No. 333-62735) pertaining to the Amgen Inc. Amended and Restated 1997 Special Non-Officer Equity Incentive Plan, in the Registration Statement (Form S-3 No. 333-53929) pertaining to the Amgen Inc. 1997 Special Non-Officer Equity Incentive Plan, the Amgen Inc. Amended and Restated 1991 Equity Incentive Plan, the Amended and Restated 1988 Stock Option Plan of Amgen Inc. and the Amended and Restated 1987 Directors’ Stock Option Plan, in the Registration Statement (Form S-8 No. 333-74585) pertaining to the Amgen Limited Sharesave Plan, in the Registration Statement (Form S-8 No. 333-81284) pertaining to the Amgen Nonqualified Deferred Compensation Plan, in the Registration Statement (Form S-8 No. 333-56672) pertaining to the Amended and Restated 1997 Special Non-Officer Equity Incentive Plan, in the Registration Statement (Form S-3 No. 333-56664 and Amendment No. 1 thereto) pertaining to the Amgen Inc. 1997 Special Non-Officer Equity Incentive Plan, the Amgen Inc. Amended and Restated 1991 Equity Incentive Plan, the Amended and Restated 1988 Stock Option Plan of Amgen Inc., and the Amended and Restated 1987 Directors’ Stock Option Plan, in the Registration Statement (Form S-8 No. 333-83824) pertaining to the Amgen Inc. Amended and Restated 1997 Special Non-Officer Equity Incentive Plan, in the Registration Statement (Form S-3 No. 333-88834) pertaining to Amgen Inc.’s Liquid Yield Option™ Notes, in the Registration Statement (Form S-3 No. 333-92450 and Amendment No. 1 thereto) pertaining to Amgen Inc.’s Common Stock, in the Registration Statement (Form S-8 No. 333-92424 and Amendment No. 1 thereto) pertaining to the Amgen Inc. Amended and Restated 1993 Equity Incentive Plan (formerly known as the Immunex Corporation 1993 Stock Option Plan), the Amgen Inc. Amended and Restated 1999 Equity Incentive Plan (formerly known as the Immunex Corporation 1999 Stock Option Plan), the Amgen Inc. Amended and Restated 1999 Employee Stock Purchase Plan (formerly known as the Immunex Corporation 1999 Employee Stock Purchase Plan), the Immunex Corporation Stock Option Plan for Nonemployee Directors, and the Amgen Inc. Profit Sharing 401(k) Plan and Trust (formerly known as the Immunex Corporation Profit Sharing 401(k) Plan and Trust), in the Registration Statement (Form S-3 No. 333-107639 and Amendment 1 thereto) relating to debt securities, common stock and associated preferred share repurchase rights, preferred stock, warrants to purchase debt securities, common stock or preferred stock, securities purchase contracts, securities purchase units and depositary shares of Amgen Inc. and in the related Prospectuses, and in the Registration Statement (Form S-8 No. 333-118254) pertaining to the Amgen Inc. Amended and Restated 1997 Equity Incentive Plan (formerly known as the Tularik Inc. 1997 Equity Incentive Plan, as amended), the Tularik Inc. 1991 Stock Plan, as amended, the Tularik Inc. Amended and Restated 1997 Non-Employee Directors’ Stock Option Plan, as amended, the Amgen Salary Savings Plan (formerly known as Tularik Salary Savings Plan), a Nonstatutory Stock Option Agreement, and in the Registration Statement (Form S-3 No. 333-132286) relating to the potential resale of securities acquired from Amgen Inc. by selling security holders in unregistered private offerings, of our reports dated March 2, 2006, with respect to the consolidated financial statements and schedule of Amgen Inc., Amgen Inc. management’s assessment of the effectiveness of internal control over financial reporting, and the effectiveness of internal control over financial reporting of Amgen Inc., included in this Annual Report (Form 10-K) for the year ended December 31, 2005.

/s/ Ernst & Young LLP
Los Angeles, California
March 7, 2006

Report of Independent Registered Public Accounting Firm
on the Financial Statements

The Board of Directors and Stockholders of Amgen Inc.

We have audited the accompanying Consolidated Balance Sheets of Amgen Inc. (the “Company”) as of December 31, 2005 and 2004, and the related Consolidated Statements of Operations, Stockholders’ Equity, and Cash Flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a)2. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Amgen Inc. at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Amgen Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California

March 2, 2006

AMGEN INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended December 31, 2005, 2004, and 2003
(In millions, except per share data)

	2005	2004	2003
Revenues:
Product sales	$12,022	$9,977	$7,868
Other revenues	408	573	488
Total revenues	12,430	10,550	8,356
Operating expenses:
Cost of sales (excludes amortization of acquired intangible assets presented below)	2,082	1,731	1,341
Research and development	2,314	2,028	1,655
Write-off of acquired in-process research and development	—	554	—
Selling, general and administrative	2,790	2,556	1,957
Amortization of acquired intangible assets	347	333	336
Other items, net	49	—	(24)
Total operating expenses	7,582	7,202	5,265
Operating income	4,848	3,348	3,091
Other income (expense):
Interest and other income, net	119	85	113
Interest expense, net	(99)	(38)	(31)
Total other income	20	47	82
Income before income taxes	4,868	3,395	3,173
Provision for income taxes	1,194	1,032	914
Net income	$3,674	$2,363	$2,259
Earnings per share:
Basic	$2.97	$1.86	$1.75
Diluted	$2.93	$1.81	$1.69
Shares used in calculation of earnings per share:
Basic	1,236	1,271	1,288
Diluted	1,258	1,320	1,346

See accompanying notes.

AMGEN INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2005 and 2004
(In millions, except per share data)

	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$1,840	$1,526
Marketable securities	3,415	4,282
Trade receivables, net	1,769	1,461
Inventories	1,258	888
Other current assets	953	1,013
Total current assets	9,235	9,170
Property, plant, and equipment, net	5,038	4,712
Intangible assets, net	3,742	4,033
Goodwill	10,495	10,525
Other assets	787	781
	$29,297	$29,221
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$596	$507
Accrued liabilities	2,999	2,477
Convertible notes	—	1,173
Total current liabilities	3,595	4,157
Deferred tax liabilities	1,163	1,294
Convertible notes	1,759	1,739
Other long-term debt	2,198	2,198
Other non-current liabilities	131	128
Commitments and contingencies
Stockholders’ equity:
Preferred stock; $0.0001 par value; 5 shares authorized; none issued or outstanding	—	—
Common stock and additional paid-in capital; $0.0001 par value; 2,750 shares authorized; outstanding — 1,224 shares in 2005 and 1,260 shares in 2004	23,561	22,078
Accumulated deficit	(3,132)	(2,376)
Accumulated other comprehensive income	22	3
Total stockholders’ equity	20,451	19,705
	$29,297	$29,221

See accompanying notes.

AMGEN INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years ended December 31, 2005, 2004, and 2003
(In millions)

		Common		Accumulated
		stock and		other
	Number	additional	Accumulated	comprehensive
	of shares	paid-in capital	deficit	income	Total
Balance at December 31, 2002	1,289	$19,344	$(1,125)	$67	$18,286
Comprehensive income:
Net income	—	—	2,259	—	2,259
Other comprehensive loss, net of tax:
Unrealized losses on securities, net of reclassification adjustments	—	—	—	(57)	(57)
Foreign currency translation adjustments	—	—	—	51	51
Total other comprehensive loss	—	—	—	—	(6)
Comprehensive income	—	—	—	—	2,253
Issuance of common stock upon the exercise of employee stock options and in connection with an employee stock purchase plan	25	538	—	—	538
Tax benefits related to employee stock options	—	113	—	—	113
Repurchases of common stock	(30)	—	(1,801)	—	(1,801)
Balance at December 31, 2003	1,284	19,995	(667)	61	19,389
Comprehensive income:
Net income	—	—	2,363	—	2,363
Other comprehensive loss, net of tax:
Unrealized losses on securities, net of reclassification adjustments	—	—	—	(82)	(82)
Foreign currency translation adjustments	—	—	—	24	24
Total other comprehensive loss	—	—	—	—	(58)
Comprehensive income	—	—	—	—	2,305
Issuance of common stock for the acquisition of Tularik Inc.	24	1,332	—	—	1,332
Fair value of options assumed from Tularik	—	71	—	—	71
Issuance of common stock upon the exercise of employee stock options and in connection with an employee stock purchase plan	21	513	—	—	513
Tax benefits related to employee stock options	—	167	—	—	167
Repurchases of common stock	(69)	—	(4,072)	—	(4,072)
Balance at December 31, 2004	1,260	22,078	(2,376)	3	19,705
Comprehensive income:
Net income	—	—	3,674	—	3,674
Other comprehensive income, net of tax:
Unrealized gains on securities, net of reclassification adjustments	—	—	—	65	65
Foreign currency translation adjustments	—	—	—	(46)	(46)
Total other comprehensive income	—	—	—	—	19
Comprehensive income	—	—	—	—	3,693
Issuance of common stock upon the exercise of employee stock options and in connection with an employee stock purchase plan	27	1,207	—	—	1,207
Tax benefits related to employee stock options	—	276	—	—	276
Repurchases of common stock	(63)	—	(4,430)	—	(4,430)
Balance at December 31, 2005	1,224	$23,561	$(3,132)	$22	$20,451

See accompanying notes.

AMGEN INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2005, 2004, and 2003
(In millions)

	2005	2004	2003
Cash flows from operating activities:
Net income	$3,674	$2,363	$2,259
Depreciation and amortization	841	734	687
Write-off of acquired in-process research and development	—	554	—
Tax benefits related to employee stock options	315	203	269
Deferred income taxes	(95)	57	(442)
Other items, net	166	161	100
Cash provided by (used in) changes in operating assets and liabilities, net of acquisitions:
Trade receivables, net	(308)	(453)	(256)
Inventories	(370)	(175)	(168)
Other current assets	(47)	(85)	(33)
Accounts payable	72	179	74
Accrued income taxes	81	(318)	683
Other accrued liabilities	582	477	394
Net cash provided by operating activities	4,911	3,697	3,567
Cash flows from investing activities:
Purchases of property, plant, and equipment	(867)	(1,336)	(1,357)
Purchases of marketable securities	(9,597)	(6,869)	(5,320)
Proceeds from sales of marketable securities	9,835	6,606	3,339
Proceeds from maturities of marketable securities	603	208	371
Cash paid for acquisitions, net of cash acquired	—	115	—
Other	(33)	(123)	(243)
Net cash used in investing activities	(59)	(1,399)	(3,210)
Cash flows from financing activities:
Repurchases of common stock	(4,430)	(4,072)	(1,801)
Repayment of debt	(1,175)	—	(123)
Net proceeds from issuance of common stock upon the exercise of employee stock options and in connection with an employee stock purchase plan	1,087	453	529
Issuance of debt, net of issuance costs	—	1,989	—
Other	(20)	21	23
Net cash used in financing activities	(4,538)	(1,609)	(1,372)
Increase (decrease) in cash and cash equivalents	314	689	(1,015)
Cash and cash equivalents at beginning of year	1,526	837	1,852
Cash and cash equivalents at end of year	$1,840	$1,526	$837

See accompanying notes.

AMGEN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005

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

Available-for-sale securities

We consider our investment portfolio and marketable equity investments available-for-sale as defined in Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Accordingly, these investments are recorded at fair value, which is based on quoted market prices. For the years ended December 31, 2005, 2004, and 2003, realized gains totaled $25 million, $23 million, and $28 million, respectively, and realized losses totaled $20 million, $27 million, and $16 million, respectively. The cost of securities sold is based on the specific identification method. The fair values of available-for-sale investments by type of security, contractual maturity, and classification in the balance sheets are as follows (in millions):

		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
December 31, 2005	cost	gains	losses	value
Type of security:
Corporate debt securities	$1,556	$1	$(15)	$1,542
U.S. Treasury securities and obligations of U.S. government agencies	2,699	—	(16)	2,683
Other interest bearing securities	824	—	—	824
Total debt securities	5,079	1	(31)	5,049
Equity securities	105	8	(1)	112
	$5,184	$9	$(32)	$5,161

AMGEN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
December 31, 2004	cost	gains	losses	value
Type of security:
Corporate debt securities	$2,181	$4	$(11)	$2,174
U.S. Treasury securities and obligations of U.S. government agencies	2,328	2	(7)	2,323
Other interest bearing securities	893	—	—	893
Total debt securities	5,402	6	(18)	5,390
Equity securities	119	26	—	145
	$5,521	$32	$(18)	$5,535

	December 31,
Contractual maturity:	2005	2004
Maturing in one year or less	$2,913	$2,374
Maturing after one year through three years	1,351	1,429
Maturing after three years	785	1,587
Total debt securities	5,049	5,390
Equity securities	112	145
	$5,161	$5,535

	December 31,
Classification in balance sheets:	2005	2004
Cash and cash equivalents	$1,840	$1,526
Marketable securities	3,415	4,282
Other assets — noncurrent	83	167
	5,338	5,975
Less cash	(177)	(440)
	$5,161	$5,535

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

AMGEN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Inventories

Inventories are stated at the lower of cost or market. Cost, which include amounts related to materials, labor, and overhead, is determined in a manner which approximates the first-in, first-out (FIFO) method. Inventories consisted of the following (in millions):

	December 31,
	2005	2004
Raw materials	$145	$117
Work in process	758	565
Finished goods	355	206
	$1,258	$888

Depreciation

Depreciation of buildings, equipment, furniture, and fixtures is provided over their estimated useful lives on a straight-line basis. Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or lease terms. Useful lives by asset category are as follows:

Asset Category	Years
Buildings and improvements	10-40
Manufacturing equipment	5-12
Laboratory equipment	5-12
Furniture, fixtures, and other equipment	3-15

Property, plant, and equipment

Property, plant, and equipment are recorded at historical cost and consisted of the following (in millions):

	December 31,
	2005	2004
Land	$294	$285
Buildings and improvements	2,485	2,096
Manufacturing equipment	923	641
Laboratory equipment	618	624
Furniture, fixtures, and other equipment	2,043	1,844
Construction in progress	958	1,302
	7,321	6,792
Less accumulated depreciation and amortization	(2,283)	(2,080)
	$5,038	$4,712

We review our property, plant and equipment assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

AMGEN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Intangible assets and goodwill

Intangible assets are recorded at cost, less accumulated amortization. Amortization of intangible assets is provided over their estimated useful lives ranging from 5 to 15 years on a straight-line basis (weighted average amortization period of 14.4 years at December 31, 2005). As of December 31, 2005, intangible assets consisted of the following (dollars in millions):

	Weighted average	December 31,
Intangible assets subject to amortization	amortization period	2005	2004
Acquired product technology rights:
Developed product technology	14.3 years	$3,077	$3,077
Core technology	15 years	1,348	1,348
Trade name	15 years	190	190
Other intangible assets	12 years	335	252
		4,950	4,867
Less accumulated amortization		(1,208)	(834)
		$3,742	$4,033

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

We had $10,495 million and $10,525 million of goodwill at December 31, 2005 and 2004, respectively, which primarily relates to the acquisition of Immunex. The decrease in goodwill from the prior year is due primarily to tax benefits realized upon exercise of Immunex related stock options during the year ended December 31, 2005. We perform an impairment test annually and whenever events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable.

Product sales

Product sales primarily consist of sales of Aranesp® (darbepoetin alfa), EPOGEN® (Epoetin alfa), Neulasta® (pegfilgrastim)/NEUPOGEN® (Filgrastim), and Enbrel® (etanercept).

We have the exclusive right to sell Epoetin alfa for dialysis, certain diagnostics and all non-human, non-research uses in the United States. We sell Epoetin alfa under the brand name EPOGEN®. We have granted to Ortho Pharmaceutical Corporation (which has assigned its rights under the product license agreement to Ortho Biotech Products, L.P.), a subsidiary of Johnson & Johnson (“Johnson & Johnson”), a license relating to Epoetin alfa for sales in the United States for all human uses except dialysis and diagnostics. The license agreement, which is perpetual, can be terminated upon mutual agreement of the parties, or default. Pursuant to this license, Amgen and Johnson & Johnson are required to compensate each other for Epoetin alfa sales that either party makes into the other party’s exclusive market, sometimes referred to as “spillover.” Accordingly, we do not recognize product sales we make into the exclusive market of Johnson & Johnson and do recognize the product sales made by Johnson & Johnson into our exclusive market. Sales in our exclusive market are derived from our sales to our customers, as adjusted for

AMGEN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

spillover. We are employing an arbitrated audit methodology to measure each party’s spillover based on estimates of and subsequent adjustments thereto of third-party data on shipments to end users and their usage.

Sales of our other products are recognized when shipped and title and risk of loss have passed. Product sales are recorded net of accruals for estimated rebates, wholesaler chargebacks, discounts, and other incentives (collectively “sales incentives”) and returns.

Other revenues

Other revenues consist of royalty income and corporate partner revenues. Royalties from licensees are based on third-party sales of licensed products and are recorded in accordance with contract terms when third-party results are reliably measurable and collectibility is reasonably assured. Royalty estimates are made in advance of amounts collected using historical and forecasted trends. Pursuant to the license agreement with Johnson & Johnson, noted above, we earn a 10% royalty on sales of Epoetin alfa by Johnson & Johnson in the United States. Corporate partner revenues are primarily comprised of amounts earned from Kirin-Amgen, Inc. (“KA”) for certain research and development (“R&D”) activities and are generally earned as the R&D activities are performed and the amounts become due (see Note 2, “Related party transactions”). In addition, corporate partner revenues include license fees and milestone payments associated with collaborations with third parties. Revenue from non-refundable, upfront license fees where we have continuing involvement is recognized ratably over the development or agreement period. Revenue associated with performance milestones is recognized based upon the achievement of the milestones, as defined in the respective agreements. Our collaboration agreements with third parties are performed on a “best efforts” basis with no guarantee of either technological or commercial success.

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

Acquired in-process research and development

The fair value of acquired in-process research and development (“IPR&D”) projects and technologies which have no alternative future use and which have not reached technological feasibility at the date of acquisition are expensed as incurred. In 2004, as part of the acquisition of Tularik Inc. (“Tularik”), we wrote off $554 million of IPR&D (see Note 7, “Acquisitions”). Acquired IPR&D is considered part of total R&D expense.

Selling, general and administrative costs

Selling, general and administrative expenses are primarily comprised of salaries and benefits associated with sales and marketing, finance, legal, and other administrative personnel; outside marketing expenses; overhead and occupancy costs; and other general and administrative costs.

AMGEN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We have a co-promotion agreement with Wyeth. Under the terms of this agreement, Amgen and Wyeth market and sell ENBREL in the United States and Canada and develop certain future indications of ENBREL for use in these geographic territories. The rights to detail and promote ENBREL in the United States and Canada for oncology indications are reserved for us. Wyeth is paid a share of the resulting profits on sales of ENBREL, after deducting the applicable costs of sales, including manufacturing costs and royalties paid to third parties, and expenses associated with R&D and sales and marketing. Such amounts paid to Wyeth are included in “Selling, general and administrative” expense in the accompanying Consolidated Statements of Operations. The rights to market ENBREL outside of the United States and Canada are reserved to Wyeth. We also have a global supply agreement with Wyeth related to the manufacture, supply, inventory, and allocation of supplies of ENBREL.

Advertising costs are expensed as incurred. For the years ended December 31, 2005, 2004, and 2003, advertising costs were $109 million, $73 million, and $56 million, respectively.

Interest costs

Interest costs are expensed as incurred, except to the extent such interest is related to construction in progress, in which case interest is capitalized. Interest expense, net for the years ended December 31, 2005, 2004, and 2003 were $99 million, $38 million, and $31 million, respectively. Interest costs capitalized for the years ended December 31, 2005, 2004, and 2003, were $30 million, $20 million, and $24 million, respectively. Interest paid, net of interest rate swap settlement activity, during the years ended December 31, 2005, 2004, and 2003, totaled $84 million, $13 million, and $19 million, respectively.

Earnings per share

Basic earnings per share (“EPS”) is based upon the weighted-average number of common shares outstanding. Diluted EPS is based upon the weighted-average number of common shares and dilutive potential common shares outstanding. Potential common shares outstanding include stock options under our employee stock option plans and potential issuances of stock under our other equity incentive plans and under the assumed conversion of our Modified Convertible Notes utilizing the treasury stock method (collectively “Dilutive Securities”). Potential common shares outstanding also include common shares to be issued under the assumed conversion of our Convertible Notes under the if-converted method. For further information regarding our convertible notes, see Note 4, “Financing arrangements”.

AMGEN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table sets forth the computation for basic and diluted EPS (in millions, except per share information):

	Years ended December 31,
	2005	2004	2003
Income (Numerator):
Net income for basic EPS	$3,674	$2,363	$2,259
Adjustment for interest expense on Convertible Notes, net of tax	6	21	21
Income for diluted EPS, after assumed conversion of Convertible Notes	$3,680	$2,384	$2,280
Shares (Denominator):
Weighted-average shares for basic EPS	1,236	1,271	1,288
Effect of Dilutive Securities	12	14	23
Effect of Convertible Notes, after assumed conversion of Convertible Notes	10	35	35
Adjusted weighted-average shares for diluted EPS	1,258	1,320	1,346
Basic earnings per share	$2.97	$1.86	$1.75
Diluted earnings per share	$2.93	$1.81	$1.69

As of December 31, 2005, 2004, and 2003, we had employee stock options to purchase 3 million, 51 million, and 38 million shares, respectively, with exercise prices greater than the average market prices of common stock for each of the respective years.

Employee stock options

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, “Share-Based Payment.” Subsequently, the Securities and Exchange Commission (“SEC”) provided for a phase-in implementation process for SFAS No. 123R, which required us to adopt the new accounting standard no later than January 1, 2006. SFAS No. 123R requires us to account for our stock options using a fair-value-based method as described in such statement and recognize the resulting compensation expense in our financial statements. Prior to January 1, 2006, we accounted for our employee stock options using the intrinsic value method under APB No. 25, “Accounting for Stock Issued to Employees” and related Interpretations, which generally results in no employee stock option expense. We adopted SFAS No. 123R on January 1, 2006 and do not plan to restate our financial statements for prior periods. We plan to continue to use the Black-Scholes option valuation model in estimating the fair value of the stock option awards issued under SFAS No. 123R. The adoption of SFAS No. 123R will have a material impact on our results of operations. The actual annual stock option expense in 2006 is dependent on a number of factors including the number of stock options granted, our common stock price and related expected volatility, and other inputs utilized in estimating the fair value of the stock options at the time of grant. We expect the impact of stock option compensation expense to be in the range of $0.12 to $0.14 per share in 2006 compared to $0.19 for 2005. The estimated impact of stock option expense for 2006 is less than the corresponding pro forma expense amount for 2005 principally due to a reduction in the estimated number of stock options to be granted in 2006 in favor of a combination of other equity awards. Other equity awards are comprised of restricted stock, restricted stock units, and performance units. Stock-based compensation expense relating to these other equity awards for the years ended December 31, 2005 and

AMGEN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2004 was $106 million and $45 million, respectively. For the year ended December 31, 2003, stock-based compensation expense relating to other equity awards was not significant.

Prior to the adoption of SFAS No. 123R on January 1, 2006 and for all periods reported herein, we accounted for our employee stock options under the recognition and measurement principles of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations and disclosed the effect on net income and EPS if we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”. We grant our employee stock options at exercise prices equal to the market value of the underlying common stock on the date of grant and the related number of shares granted is fixed at that point in time resulting in no employee stock option expense reflected in net income. Accordingly, the application of APB No. 25 for us generally resulted in no stock option expense.

The following table illustrates the effect on net income and EPS if we had applied the fair value recognition provisions of SFAS No. 123 (see Note 6, “Employee stock options”)(in millions, except per share information):

	Years ended December 31,
	2005	2004	2003
Net income	$3,674	$2,363	$2,259
Stock based compensation, net of tax	(233)	(292)	(198)
Pro forma net income	$3,441	$2,071	$2,061
Earnings per share:
Basic	$2.97	$1.86	$1.75
Impact of stock option expense	(0.19)	(0.23)	(0.15)
Basic — pro forma	$2.78	$1.63	$1.60
Diluted	$2.93	$1.81	$1.69
Impact of stock option expense	(0.19)	(0.23)	(0.14)
Diluted — pro forma	$2.74	$1.58	$1.55

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

We recognize all of our derivative instruments as either assets or liabilities at fair value in our Consolidated Balance Sheets. Fair value is determined based on quoted market prices. The accounting for changes in the fair value (i.e., unrealized gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For derivatives designated as hedges, we also formally assess, both at inception and periodically thereafter, whether the hedging derivatives are highly effective in offsetting changes in either the fair value or cash flows of the hedged item. Our derivatives that are not designated and do not qualify as hedges are adjusted to fair value through current earnings.

AMGEN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Periodically, we enter into foreign currency forward and option contracts to protect against possible changes in values of certain anticipated foreign currency cash flows, primarily resulting from sales in Europe. These contracts are designated as cash flow hedges and accordingly, the gains and losses on these forward and option contracts are reported as a component of other comprehensive income and reclassified into interest and other income, net in the same periods during which the hedged transactions affect earnings. No portions of these foreign currency forward and option contracts are excluded from the assessment of hedge effectiveness, and there are no material ineffective portions of these hedging instruments. At December 31, 2005 and 2004, amounts in accumulated other comprehensive income related to cash flow hedges were not material. We also enter into foreign currency forward contracts to reduce exposures to foreign currency fluctuations of certain assets and liabilities denominated in foreign currencies. These forward contracts have not been designated as hedges and accordingly, gains and losses on these foreign currency forward contracts are recognized in interest and other income, net in the current period. During the years ended December 31, 2005, 2004 and 2003, gains and losses on these foreign currency forward contracts were not material.

To protect against possible reductions in value of certain of our available-for-sale marketable equity securities and certain available-for-sale fixed income investments, we have entered into equity forward contracts and interest rate swap agreements which qualify and are designated as fair value hedges. The gains and losses on the equity forward contracts as well as the offsetting losses and gains on the hedged equity securities are recognized in interest and other income, net in the current period. During the years ended December 31, 2005, 2004, and 2003, gains and losses on the portions of these equity forwards excluded from the assessment of hedge effectiveness and the ineffective portions of these hedging instruments were not material. The interest rate swap agreements were liquidated in 2004 and in 2005 when the underlying available-for-sale fixed income securities either matured or were sold. The terms of the interest rate swap agreements corresponded to the related hedged investments for the periods that both the interest rate swap agreements and the related hedged investments were outstanding. As a result, there was no hedge ineffectiveness. During the years ended December 31, 2005, 2004, and 2003, gains and losses on these interest rate swap agreements were fully offset by the losses and gains on the hedged investments.

We also have interest rate swap agreements, which qualify and are designated as fair value hedges, to protect against possible increases in value of certain debt instruments. The terms of the interest rate swap agreements correspond to the related hedged debt instruments. As a result, there is no hedge ineffectiveness. During the years ended December 31, 2005, 2004, and 2003, gains and losses on these interest rate swap agreements were not material and were fully offset by the losses and gains on the hedged debt instruments.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

2. Related party transactions

We own a 50% interest in KA, a corporation formed in 1984 with Kirin Brewery Company, Limited (“Kirin”) for the development and commercialization of certain products based on advanced biotechnology. We account for our interest in KA under the equity method and include our share of KA’s profits or losses in “Selling, general and administrative” in the Consolidated Statements of Operations. For the years ended December 31, 2005, 2004, and 2003, our share of KA’s profits or losses were $58 million,

AMGEN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

$25 million, and ($2) million, respectively. At December 31, 2005 and 2004, the carrying value of our equity method investment in KA was $180 million and $132 million, respectively, and is included in non-current other assets in the accompanying Consolidated Balance Sheets. KA’s revenues consist of royalty income related to its licensed technology rights. All of our rights to manufacture and market certain products including erythropoietin, granulocyte colony-stimulating factor (“G-CSF”), darbepoetin alfa, and pegfilgrastim are pursuant to exclusive licenses from KA. We currently market certain of these products under the brand names EPOGEN® (erythropoietin), NEUPOGEN® (G-CSF), Aranesp® (darbepoetin alfa), and Neulasta® (pegfilgrastim). KA receives royalty income from us, as well as Kirin, Johnson & Johnson, F. Hoffmann-La Roche Ltd, and others under separate product license agreements for certain geographic areas outside of the United States. During the years ended December 31, 2005, 2004, and 2003, KA earned royalties from us of $288 million, $266 million, and $216 million, respectively, which are included in “Cost of sales (excludes amortization of acquired intangible assets)” in the Consolidated Statements of Operations.

KA’s expenses primarily consist of costs related to R&D activities conducted on its behalf by Amgen and Kirin. KA pays Amgen and Kirin for such services at negotiated rates. During the years ended December 31, 2005, 2004, and 2003, we earned revenues from KA of $113 million, $187 million, and $68 million, respectively, for certain R&D activities performed on KA’s behalf, which are included in “Other revenues” in the accompanying Consolidated Statements of Operations.

3. Income taxes

The provision for income taxes includes the following (in millions):

	Years ended December 31,
	2005	2004	2003
Current provision:
Federal	$1,079	$809	$1,155
State	82	88	93
Foreign	128	78	108
Total current provision	1,289	975	1,356
Deferred (benefit) provision:
Federal	(90)	52	(402)
State	(7)	14	(40)
Foreign	2	(9)	—
Total deferred (benefit) provision	(95)	57	(442)
	$1,194	$1,032	$914

AMGEN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Deferred income taxes reflect the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and the net tax effects of net operating loss and credit carryforwards. Significant components of our deferred tax assets and liabilities are as follows (in millions):

	December 31,
	2005	2004
Deferred tax assets:
Intercompany inventory related items	$454	$449
Expense accruals	205	208
Acquired net operating loss and credit carryforwards	189	233
Other	151	163
Total deferred tax assets	999	1,053
Valuation allowance	(102)	(57)
Net deferred tax assets	897	996
Deferred tax liabilities:
Acquired intangibles	(1,356)	(1,486)
Financing debt instrument	(30)	(147)
Fixed assets	(85)	—
Other	(44)	(38)
Total deferred tax liabilities	(1,515)	(1,671)
	$(618)	$(675)

At December 31, 2005, we had net current deferred tax assets of $543 million, primarily composed of temporary differences related to inventory, accrued liabilities, and financing debt instruments, as well as acquired net operating losses and credits. At December 31, 2004, our net current deferred tax assets were $618 million.

At December 31, 2005, we had operating loss carryforwards of $138 million available to reduce future federal taxable income, which begin expiring in 2008. In addition, we had operating loss carryforwards of $310 million available to reduce future taxable income in various state taxing jurisdictions. We have provided a valuation allowance against $310 million of the state operating loss carryforwards. The state operating loss carryforwards will begin expiring in 2007.

The reconciliation between our effective tax rate and the federal statutory rate is as follows:

	Tax rate for the
	years ended December 31,
	2005	2004	2003
Statutory rate applied to income before income taxes	35.0%	35.0%	35.0%
Foreign earnings including earnings invested indefinitely	(10.3)%	(12.8)%	(7.5)%
State taxes	1.5%	3.0%	1.7%
Acquired IPR&D	0.0%	5.7%	0.0%
Utilization of tax credits, primarily research and experimentation	(0.7)%	(0.5)%	(0.6)%
Other, net	(1.0)%	0.0%	0.2%
	24.5%	30.4%	28.8%

AMGEN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We do not provide for U.S. income taxes on undistributed earnings of our foreign operations that are intended to be invested indefinitely outside the United States. At December 31, 2005, these earnings amounted to approximately $3,635 million. If these earnings were repatriated to the United States, we would be required to accrue and pay approximately $1,330 million of additional taxes based on the current tax rates in effect. For the years ended December 31, 2005, 2004, and 2003, our total foreign profits before income taxes were approximately $1,830 million, $1,443 million, and $956 million, respectively. These earnings include income from manufacturing operations in Puerto Rico under tax incentive grants that expire in 2020.

On October 22, 2004, the President of the United States signed the American Jobs Creation Act of 2004, which provided a temporary incentive to repatriate undistributed foreign earnings. One provision of the American Jobs Creation Act effectively reduced the tax rate by providing an 85% dividend-received deduction for certain dividends from controlled foreign corporations. In the fourth quarter of 2005, we repatriated $500 million of foreign earnings, which was the maximum amount of foreign earnings qualifying for the reduced tax rate. The tax expense incurred on the repatriation was approximately $43 million.

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

Income taxes paid during the years ended December 31, 2005, 2004, and 2003, totaled $840 million, $1,138 million, and $397 million, respectively.

4. Financing arrangements

The following table reflects the carrying value of our long-term borrowings under our various financing arrangements as of December 31, 2005 and 2004 (in millions):

	December 31,
	2005	2004
Convertible notes	$1,759	$2,912
4.85% notes due 2014 (2014 notes)	1,000	1,000
4.00% notes due 2009 (2009 notes)	998	998
6.5% debt securities due 2007 (2007 notes)	100	100
8.1% notes due 2097 (Century notes)	100	100
Total borrowings	3,957	5,110
Less current portion	—	1,173
Total non-current debt	$3,957	$3,937

Convertible notes

As of December 31, 2004, we had Convertible Notes (30-year, zero-coupon convertible notes) with an accreted value of $2.9 billion outstanding and having an aggregate face amount of $3.95 billion ($1,000 face amount per note) and yield to maturity of 1.125%. The original issue discount of $1.13 billion (prior to

AMGEN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

repurchase of a portion of the Convertible Notes discussed below) or $285.77 per note is being accreted to the balance of the Convertible Notes and recognized as interest expense over the life of the Convertible Notes using the effective interest method.

The holders of the Convertible Notes had the right to require us to repurchase all or a portion of their notes on March 1, 2005. On March 2, 2005, as a result of certain holders of the Convertible Notes exercising this March 1, 2005 put option, we repurchased $1.59 billion aggregate principal amount of Convertible Notes for their then-accreted value of $1,175 million in cash, or approximately 40% of our then outstanding Convertible Notes. Upon the repurchase of such Convertible Notes, a pro rata portion, $20 million, of the related debt issuance costs were immediately charged to interest expense in the quarter ending March 31, 2005. We made an aggregate cash payment of $22 million to the holders of the Convertible Notes who did not exercise the put option and continued to hold outstanding Convertible Notes subsequent to March 1, 2005. This payment was approximately equal to 1.25% of each Convertible Note’s then-accreted value and will be amortized to interest expense over the life of the remaining outstanding Convertible Notes using the effective interest method. Concurrently, we amended the terms of the Convertible Notes to add an additional put date in order to permit the remaining holders, at their option, to cause us to repurchase the Convertible Notes on March 1, 2006 at the then-accreted value. Accordingly, the portion of the Convertible Notes outstanding at December 31, 2004 not repurchased on March 2, 2005 was classified as long-term debt in the accompanying Consolidated Balance Sheet.

On May 6, 2005, we exchanged new zero-coupon senior convertible notes (the “Modified Convertible Notes”) and a cash payment of approximately $6 million for approximately 95% of the remaining Convertible Notes then outstanding. In August 2005, we exchanged substantially all of the remaining Convertible Notes. The changes to the Convertible Notes outstanding as a result of the May and August 2005 exchanges combined with those made in March 2005 are being accounted for as a debt modification. Accordingly, all cash paid to the holders of the Modified Convertible Notes and Convertible Notes (collectively, the “convertible notes”) is being amortized to interest expense over the life of the convertible notes using the effective interest method, and the costs incurred to modify the terms of the convertible notes were expensed as incurred. As of December 31, 2005, convertible notes with an accreted value of $1.8 billion and having an aggregate face amount of $2.36 billion remained outstanding. Because the holders of substantially all of the convertible notes did not require us to repurchase such notes on March 1, 2006, the next available put date, the convertible notes were classified as non-current in the accompanying Consolidated Balance Sheet as of December 31, 2005.

The significant terms of the convertible notes are as follows:

•       Holders of Convertible Notes and Modified Convertible Notes may convert each of their notes based on a conversion rate of 8.8601 shares of common stock of Amgen as defined below. The conversion price per share of the convertible notes as of any day will equal the original issuance price plus the accrued original issue discount to that day, divided by the conversion rate or $84.15 as of December 31, 2005. The conversion price per share at issuance of the Convertible Notes was $80.61. While the Convertible Notes are convertible into common stock at any time, the Modified Convertible Notes can only be converted if: 1) the closing price of common stock exceeds the conversion price per share during a defined period at the end of the previous calendar quarter, 2) we call the Modified Convertible Notes for redemption, or 3) we make certain significant distributions to common stockholders or enter into specified types of corporate transactions.

AMGEN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•       If converted, the Convertible Notes will be settled for a specified number of shares of common stock-based on the stated conversion rate. The conversion of the Modified Convertible Notes will be settled for a “conversion value” equal to the product of the conversion rate (8.8601 shares of Amgen common stock per note as of December 31, 2005) multiplied by the average closing price of our common stock during a specified period following the conversion date. The conversion value is paid in: 1) cash equal to the lesser of the accreted value of the Modified Convertible Notes at the conversion date or the conversion value, and 2) shares of common stock, if any, to the extent the conversion value exceeds the accreted value.

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

•       The holders of the convertible notes may require us to purchase all or a portion of their notes on March 1, 2007, March 1, 2012, and March 1, 2017 at a price equal to the original issuance price plus the accrued original issue discount to the purchase dates. In such event, under the terms of the Convertible Notes, we have the right to pay the purchase price in cash and/or shares of common stock, which would be issued at the then current market price. If holders of the Modified Convertible Notes exercise their option, we must pay the accreted value solely in cash.

•       If certain conditions are met, we are required to pay contingent interest on the Convertible Notes for a specified period of time equal to the greater of: 1) our cash dividends per share paid multiplied by the conversion rate or 2) a specified percentage of the market price of the Convertible Notes, as defined. Contingent interest on the Modified Convertible Notes must be paid if these same conditions are met but in an amount equal to a specified percentage of the market price of the Modified Convertible Notes, as defined, without regard to the amount of cash dividends paid, if any.

•       We may redeem all or a portion of the convertible notes for cash at any time on or after March 1, 2007 at the original issuance price plus accrued original issue discount as of the redemption date.

Medium and long-term notes

In November 2004, we issued $1.0 billion aggregate principal amount of 4.00% notes due 2009 (the “2009 Notes”) and $1.0 billion aggregate principal amount of 4.85% notes due 2014 (the “2014 Notes”). The net proceeds of these two issuances totaled $1,989 million.

We had $100 million of debt securities outstanding at December 31, 2005 and 2004 with a fixed rate of 6.5% that mature in 2007 (the “2007 Notes”), which were issued under our $500 million debt shelf registration statement (the “$500 Million Shelf”) which was established in 1997. See below for additional information on the $500 Million Shelf.

AMGEN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We had $100 million of debt securities outstanding at December 31, 2005 and 2004 with a fixed interest rate of 8.1% that mature in 2097 (the “Century Notes”). These securities may be redeemed in whole or in part at our option at any time for a redemption price equal to the greater of the principal amount to be redeemed or the sum of the present values of the principal and remaining interest payments discounted at a determined rate plus, in each case, accrued interest.

Shelf registrations and other facilities

In July 2004, we established a $1.0 billion unsecured revolving credit facility to be used for general corporate purposes, including commercial paper support, which matures in November 2010. Additionally, we increased the size of our commercial paper authorization by $1.0 billion to $1.2 billion. No amounts were outstanding under the credit facility or commercial paper program as of December 31, 2005.

In October 2003, we established a $1.0 billion shelf registration (the “$1 Billion Shelf”) to provide for financial flexibility. The $1 Billion Shelf allows us to issue debt securities, common stock, and associated preferred share purchase rights, preferred stock, warrants to purchase debt securities, common stock or preferred stock, securities purchase contracts, securities purchase units and depositary shares. Under the $1 Billion Shelf, all of the securities available for issuance may be offered from time to time with terms to be determined at the time of issuance. As of December 31, 2005, no securities had been issued under the $1 Billion Shelf.

In 1997, pursuant to the $500 Million Shelf, we established a $400 million medium-term note program. All of the $400 million of debt securities available for issuance may be offered from time to time under our medium-term note program with terms to be determined at the time of issuance. As of December 31, 2005, no securities were outstanding under the $400 million medium-term note program. We do have $100 million of long-term debt securities outstanding under the $500 million shelf, as discussed above.

Certain of our financing arrangements contain non-financial covenants and as of December 31, 2005, we are in compliance with all applicable covenants.

Contractual maturities of long-term debt obligations

The aggregate contractual maturities of all long-term debt obligations due subsequent to December 31, 2005, are as follows (in millions):

Maturity date	Amount
2006	$—
2007(1)	1,882
2008	—
2009	1,000
2010	—
After 2010	1,100
$3,982

(1)          Included in this amount is the remaining convertible notes’ accreted value on March 1, 2007, the next put date (see convertible notes above).

AMGEN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Stock repurchase program

In December 2004, the Board of Directors (the “Board”) authorized us to repurchase up to $5.0 billion of common stock. Additionally, in December 2005, the Board authorized us to repurchase up to an additional $5.0 billion of common stock. As of December 31, 2005, $6.5 billion was available for stock repurchases under these two authorizations. The manner of purchases, amount we spend, and the number of shares repurchased will vary based on a variety of factors including the stock price and blackout periods in which we are restricted from repurchasing shares, and may include private block purchases as well as market transactions.

A summary of our repurchase activity for the years ended December 31, 2005, 2004, and 2003 is as follows (amounts in millions):

	2005		2004		2003
	Shares	Dollars	Shares	Dollars	Shares	Dollars
First quarter	26.8	$1,675	10.1	$650	8.2	$451
Second quarter	12.1	750	17.4	1,000	7.3	449
Third quarter	9.5	769	24.0	1,398	4.8	323
Fourth quarter	14.8	1,236	17.6	1,024	9.4	578
Total	63.2	$4,430	69.1	$4,072	29.7	$1,801

AMGEN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other comprehensive income/(loss)

Information regarding the components of accumulated other comprehensive income/(loss), net of tax, are as follows (in millions):

			Accumulated
	Unrealized	Foreign	other
	gains/(losses)	currency	comprehensive
	on securities	translation	income
Balance at December 31, 2004	$(49)	$52	$3
Current year other comprehensive income/(loss)	65	(46)	19
Balance at December 31, 2005	$16	$6	$22

Other

In addition to common stock, our authorized capital includes 5 million shares of preferred stock, $0.0001 par value, of which 0.7 million shares have been reserved and designated Series A Preferred Stock. At December 31, 2005 and 2004, no shares of preferred stock were issued or outstanding.

At December 31, 2005, we had reserved 145 million shares of our common stock, which may be issued through our employee stock option and stock purchase plans and through conversion of our convertible notes.

6.                 Employee stock options

Employee stock option plans

Our employee stock option plans provide for option grants designated as either nonqualified or incentive stock options. Option grants to employees generally vest over a three to five year period and expire seven years from the date of grant. Eligible employees receive a grant of stock options annually with the number of shares generally determined by the employee’s salary grade and performance level. In addition, certain management and professional level employees typically receive a stock option grant upon commencement of employment.

AMGEN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2005, we had 39 million shares of common stock available for future grant under our employee stock option plans. Stock option information with respect to all of our employee stock option plans is as follows (shares in millions):

		Exercise price
				Weighted-
	Options	Low	High	average
Balance unexercised at December 31, 2002	103	$1.97	$78.00	$36.25
Granted	19	$48.88	$71.54	$64.44
Exercised	(23)	$2.09	$69.31	$20.98
Forfeited	(4)	$5.05	$78.00	$55.59
Balance unexercised at December 31, 2003	95	$1.97	$78.00	$44.68
Granted	16	$37.68	$66.23	$59.32
Assumed from Tularik Inc. (including 2 million vested options)	4	$1.11	$129.16	$23.15
Exercised	(20)	$2.00	$64.56	$20.42
Forfeited	(6)	$12.67	$78.00	$59.93
Balance unexercised at December 31, 2004	89	$1.11	$129.16	$50.82
Granted	10	$57.33	$83.58	$63.47
Exercised	(25)	$1.11	$80.07	$39.73
Forfeited	(6)	$10.75	$81.65	$59.83
Balance unexercised at December 31, 2005	68	$1.67	$129.16	$56.03

At December 31, 2005, 2004, and 2003, employee stock options to purchase 34 million, 47 million, and 52 million shares were exercisable at weighted-average prices of $51.92, $44.69, and $34.38, respectively.

Information regarding employee stock options outstanding as of December 31, 2005 is as follows (shares in millions):

	Options outstanding			Options exercisable
			Weighted-
		Weighted-	average		Weighted-
		average	remaining		average
		exercise	contractual		exercise
Price range	Options	price	life (years)	Options	price
Over $0.00 to $55.00	17	$33.79	3.3	13	$32.00
Over $55.00 to $65.00	30	$59.93	4.8	11	$60.58
Over $65.00	21	$68.20	3.7	10	$67.77

Fair value disclosures of employee stock options

The exercise price of employee stock option grants is set at the closing price of our common stock on the date of grant and the related number of shares granted is fixed at that point in time. Therefore, under the principles of APB No. 25, we do not recognize compensation expense associated with the grant of employee stock options. SFAS No. 123 requires the use of option valuation models to provide supplemental information regarding employee stock options. See Note 1, “Summary of significant accounting policies — Employee stock options” for further discussion on accounting for employee stock options.

AMGEN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The weighted average fair value of common stock and stock options on the date of grant, and the assumptions used to estimate the fair value of the stock options using the Black-Scholes option valuation model, were as follows:

	2005	2004	2003
Weighted average fair value of common stock	$63.47	$59.32	$64.44
Weighted average fair value of stock options granted	$18.46	$22.90	$26.04
Risk-free interest rate	4.0%	2.6%	2.4%
Expected life (in years)	5.0	4.3	4.0
Expected volatility	23.4%	44.0%	50.0%
Expected dividend yield	0%	0%	0%

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options. Our employee stock options have characteristics significantly different from those of traded options such as extremely limited transferability and, in most cases, vesting restrictions. In addition, the assumptions used in option valuation models (see above) are highly subjective, particularly the expected stock price volatility of the underlying stock. Changes in these subjective input assumptions can materially affect the fair value estimate of our employee stock options. For purposes of pro forma disclosures, the estimated fair values of the options are amortized over the options’ vesting periods. See Note 1, “Summary of significant accounting policies - Employee stock options” for a detailed computation of pro forma net income and earnings per share.

During the quarter ended March 31, 2005, we revised our method of estimating expected volatility used in the Black-Scholes option valuation model to reflect the consideration of implied volatility in our publicly traded equity instruments.

7. Acquisitions

Tularik Inc.

On August 13, 2004, we acquired all of the outstanding common stock of Tularik in a transaction accounted for as a business combination. Tularik was a company engaged in drug discovery related to cell signaling and the control of gene expression. We issued 24 million shares in the acquisition. Additionally, we issued 4 million stock options in exchange for Tularik stock options assumed in the acquisition. The purchase price of $1.5 billion, which included the carrying value of our existing ownership interest in Tularik of approximately 21% or $82 million, was allocated to goodwill of $755 million, IPR&D of $554 million (see Note 1, “Summary of significant accounting policies — Acquired in-process research and development”), and other net assets acquired of $188 million. The amount allocated to IPR&D was immediately expensed in the Consolidated Statement of Operations during the three months ended September 30, 2004. The estimated fair value of these R&D projects was determined through the assistance of an independent valuation firm and was based on discounted cash flows. The results of Tularik’s operations have been included in our consolidated financial statements commencing August 14, 2004. Pro forma results of operations for the year ended December 31, 2004 assuming the acquisition of Tularik had taken place at the beginning of 2004 would not differ significantly from actual reported results. The merger was structured to qualify as a tax-free reorganization within the meaning of Section 368(a) of the Internal Revenue Code. There were no significant adjustments to the purchase price allocation in 2005.

AMGEN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Abgenix, Inc.

In December 2005, we signed a definitive merger agreement under which we will pay shareholders of Abgenix $22.50 in cash per common share for a total value of approximately $2.2 billion and will assume Abgenix’s outstanding debt. The Federal Trade Commission approved the merger on January 19, 2006 and we expect to close the merger agreement, subject to Abgenix shareholder approval, by April 2006.

8. Commitments and contingencies

Commitments

We lease certain administrative and laboratory facilities under non-cancelable operating leases that expire through December 2021. The following table summarizes the minimum future rental commitments under non-cancelable operating leases at December 31, 2005 (in millions):

Lease
Year ended December 31,	payments
2006	$74
2007	71
2008	58
2009	50
2010	44
Thereafter	361
Total	658
Less income from subleases	39
Net minimum operating lease payments	$619

Rental expense on operating leases, net of sublease rental income, for the years ended December 31, 2005, 2004, and 2003 was $48 million, $45 million, and $30 million, respectively. Sublease income for the years ended December 31, 2005, 2004, and 2003 was not material.

We have supply agreements with various third-party contract manufacturers for the production, vialing, and packaging of ENBREL. Under the terms of these various contracts, we are required to purchase certain minimum quantities of ENBREL each year through 2010. The following table summarizes the minimum contractual inventory commitments from all third-party contract manufacturers at December 31, 2005 (in millions):

Inventory
Year ended December 31,	commitments
2006	$269
2007	139
2008	130
2009	132
2010	127
Thereafter	263
Total contractual purchases	$1,060

The amounts above primarily relate to our long-term supply agreement with Boehringer Ingelheim Pharma KG (“BI Pharma”) for the manufacture of commercial quantities of ENBREL. Amounts owed to

AMGEN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

BI Pharma are based on firm commitments for the purchase of ENBREL and reflect certain estimates such as production run success rates and bulk drug yields achieved.

Amounts purchased under contractual inventory commitments from third-party contract manufacturers for the years ended December 31, 2005, 2004, and 2003 were $386 million, $268 million, and $282 million, respectively.

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

9. Segment information

We operate in one business segment — human therapeutics. Therefore, results of operations are reported on a consolidated basis for purposes of segment reporting. Enterprise-wide disclosures about product sales, revenues and long-lived assets by geographic area, and revenues from major customers are presented below.

Revenues

Revenues consisted of the following (in millions):

	Years ended December 31,
	2005	2004	2003
Product sales:
Aranesp® — U.S.	$2,104	$1,533	$980
Aranesp® — International	1,169	940	564
EPOGEN® — U.S.	2,455	2,601	2,435
Neulasta® — U.S.	1,900	1,476	1,175
NEUPOGEN® — U.S.	805	778	881
Neulasta® — International	388	264	80
NEUPOGEN® — International	411	397	386
Enbrel® — U.S.	2,470	1,827	1,254
Enbrel® — International	103	73	46
Other	217	88	67
Total product sales	12,022	9,977	7,868
Other revenues	408	573	488
Total revenues	$12,430	$10,550	$8,356

Geographic information

Outside the United States, we principally sell Aranesp®, Neulasta® and NEUPOGEN® in Europe, Canada, and Australia. We sell ENBREL only in the United States and Canada. Information regarding

AMGEN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

revenues and long-lived assets (consisting of property, plant, and equipment) attributable to the United States and to all foreign countries collectively is stated below. The geographic classification of product sales was based upon the location of the customer. The geographic classification of all other revenues was based upon the domicile of the entity from which the revenues were earned. Information is as follows (in millions):

	Years ended December 31,
	2005	2004	2003
Revenues:
United States	$10,298	$8,847	$7,246
Foreign countries	2,132	1,703	1,110
Total revenues	$12,430	$10,550	$8,356

	December 31,
	2005	2004	2003
Long-lived assets:
United States	$3,780	$3,647	$3,086
Foreign countries	1,258	1,065	713
Total long-lived assets	$5,038	$4,712	$3,799

AMGEN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Major customers

In the United States, we sell primarily to wholesale distributors of pharmaceutical products. With the exception of ENBREL, we utilize these wholesale distributors as the principal means of distributing our products to healthcare providers such as clinics, dialysis centers, hospitals, and pharmacies. For ENBREL wholesaler orders, we primarily drop-ship directly to pharmacies. Outside the United States, Aranesp®, Neulasta®, and NEUPOGEN® are principally distributed to hospitals and wholesalers depending upon the distribution practice in each country for which the product has been launched. We monitor the financial condition of our larger distributors and limit our credit exposure by setting appropriate credit limits, requiring collateral and obtaining credit insurance, where appropriate. We had net product sales to three large wholesaler distributors each accounting for more than 10% of total revenues for the years ended December 31, 2005, 2004, and 2003. On a combined basis, these distributors accounted for 74% and 94% of total revenues and U.S. product sales, respectively, for 2005, as noted in the following table (in millions).

	2005	2004	2003
AmerisourceBergen Corporation
Net product sales	$4,760	$3,406	$2,686
% of total revenues	38%	32%	32%
% of U.S. product sales	48%	41%	40%
Cardinal Health, Inc.
Net product sales	$2,370	$1,683	$1,596
% of total revenues	19%	16%	19%
% of U.S. product sales	24%	20%	24%
McKesson Corporation
Net product sales	$2,140	$1,809	$1,340
% of total revenues	17%	17%	16%
% of U.S. product sales	22%	22%	20%

At December 31, 2005 and 2004, amounts due from these three large wholesalers each exceeded 10% of gross trade receivables, and accounted for 62% and 52%, respectively, of net trade receivables on a combined basis. At December 31, 2005 and 2004, 30% and 38%, respectively, of trade receivables, net were due from customers located outside the United States, primarily in Europe. Our total allowances for doubtful accounts for the years ended December 31, 2005 and 2004 were not material.

10. Accrued liabilities

Accrued liabilities consisted of the following (in millions):

	December 31,
	2005	2004
Sales incentives and returns	$864	$589
Employee compensation and benefits	737	610
Income taxes	476	355
Accrued royalties	230	146
Other	692	777
	$2,999	$2,477

AMGEN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Fair values of financial instruments

Short-term assets and liabilities

The fair values of cash equivalents, accounts receivable, and accounts payable approximate their carrying value due to the short-term nature of these financial instruments.

Convertible notes

The convertible notes are registered with the Securities and Exchange Commission and traded on the open market. The fair value of the convertible notes at December 31, 2005 and 2004 were approximately $1,837 million and $2,933 million, respectively, and are based on quoted market prices.

Long-term debt

The fair value of the 2009 Notes and the 2014 Notes at December 31, 2005 and 2004 was $1,952 million and $2,000 million, respectively. The fair values of the 2007 Notes and Century Notes at December 31, 2005 and 2004 were approximately $249 million and $242 million, respectively. The fair values for medium and long-term notes were estimated based on quoted market rates for instruments with similar terms and remaining maturities.

12. Other items, net

Other items, net in the accompanying Consolidated Statements of Operations consists of the following expense/(income) items (in millions):

	Years ended December 31,
	2005	2003
Legal settlement	$49	$—
License Agreement arbitration	—	(74)
Amgen Foundation contribution	—	50
	$49	$(24)

Legal settlement

In 2005, we settled certain legal matters, primarily related to a patent legal proceeding, and recorded an expense of $49 million, net of amounts previously accrued.

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

AMGEN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

fourth quarter of 2002. In January 2003, we were awarded reimbursement of our costs and expenses, as the successful party in the arbitration. In May 2003, the Arbitrator issued a final order awarding us $74 million in such costs and expenses, which were recorded in the second quarter of 2003.

Amgen Foundation contribution

In 2003, we contributed $50 million to the Amgen Foundation. This contribution will allow the Amgen Foundation to continue its support of non-profit organizations that focus on issues in health and medicine, science education, and other activities that strengthen local communities.

13.   Quarterly financial data (unaudited)
(In millions, except per share data)

2005 Quarter ended	Dec. 31(1)	Sept. 30(2)	June 30(3)	Mar. 31
Product sales	$3,168	$3,047	$3,072	$2,735
Gross profit from product sales	2,657	2,495	2,542	2,246
Net income	824	967	1,029	854
Earnings per share(5):
Basic	$0.67	$0.78	$0.83	$0.68
Diluted	$0.66	$0.77	$0.82	$0.67

2004 Quarter ended	Dec. 31	Sept. 30(4)	June 30	Mar. 31
Product sales	$2,778	$2,560	$2,431	$2,208
Gross profit from product sales	2,302	2,113	1,996	1,835
Net income	689	236	748	690
Earnings per share(5):
Basic	$0.55	$0.19	$0.59	$0.54
Diluted	$0.53	$0.18	$0.57	$0.52

(1)   In the fourth quarter of 2005, we recorded a charge of $43 million for the tax liability incurred as a result of repatriating certain foreign earnings under the American Jobs Act.

(2)   In the third quarter of 2005, we recorded a charge of $47 million for writing off the cost of a semi-completed manufacturing asset that will not be used due to a change in manufacturing strategy.

(3)   In the second quarter of 2005, we recorded a charge of $49 million for the impact of legal settlements incurred, net of amounts previously accrued, primarily related to settling a patent legal proceeding.

(4)   In the third quarter of 2004, we recorded a charge of $554 million related to the write-off of IPR&D related to the Tularik acquisition.

(5)   EPS are computed independently for each of the quarters presented. Therefore, the sum of the quarterly EPS information may not equal annual EPS.

See Notes 3, 7, and 12 for further discussion of the items described above.

AMGEN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.          Subsequent events

In February 2006, we issued $2.5 billion principal amount of convertible notes due in 2011 (the “2011 Convertible Notes”) and $2.5 billion principal amount of convertible notes due in 2013 (the “2013 Convertible Notes”) in a private placement. The 2011 Convertible Notes and the 2013 Convertible Notes were issued at par and pay interest at a rate of 0.125% and 0.375%, respectively. The 2011 Convertible Notes and the 2013 Convertible Notes may be convertible based on an initial conversion rate of 12.5247 shares and 12.5814 shares, respectively, per $1,000 principal amount of notes (which represents an initial conversion price of approximately $79.84 and $79.48 per share, respectively). The 2011 Convertible Notes and the 2013 Convertible Notes may only be converted: 1) during any calendar quarter beginning after June 30, 2006 if the closing price of our common stock exceeds 130% of the respective conversion price per share during a defined period at the end of the previous quarter, 2) if we make specified distributions to holders of our common stock or specified corporate transactions occur, or 3) one month prior to the respective maturity date. Upon conversion, a holder would receive: 1) cash equal to the lesser of the principal amount of the note or the conversion value, as defined, and 2) to the extent the conversion value exceeds the principal amount of the note, shares of our common stock, cash, or a combination of common stock and cash, at our option (the “excess conversion value”). In addition, upon a change in control, as defined, the holders may require us to purchase for cash all or a portion of their notes for 100% of the principal amount of the notes plus accrued and unpaid interest, if any. A total of $3.0 billion of the net proceeds from these debt issuances were used to repurchase common stock under our stock repurchase program.

Concurrent with the issuance of the 2011 Convertible Notes and the 2013 Convertible Notes, we purchased convertible note hedges in private transactions. The convertible note hedges allow us to receive shares of our common stock and/or cash from the counterparties to the transactions equal to the amounts of common stock and/or cash related to the excess conversion value that we would pay to the holders of the 2011 Convertible Notes and the 2013 Convertible Notes upon conversion. These transactions will terminate the earlier of the maturity dates of the related notes or the first day none of the related notes remain outstanding due to conversion or otherwise. The convertible note hedges, which cost an aggregate of approximately $1.5 billion, will be recorded as a reduction of equity.

Also concurrent with the issuance of the 2011 Convertible Notes and the 2013 Convertible Notes, we sold warrants to acquire shares of our common stock at an exercise price of $107.90 per share in a private placement. Pursuant to these transactions, warrants for 31.3 million shares of our common stock may be settled in May 2011 and warrants for 31.5 million shares of our common stock may be settled in May 2013 (the “settlement dates”). If the average price of our common stock during a defined period ending on or about the respective settlement dates exceeds the exercise price of the warrants, the warrants will be settled, at our option, in cash or shares of our common stock. Proceeds received from the issuance of the warrants totaled approximately $774 million.

SCHEDULE II

AMGEN INC.
VALUATION ACCOUNTS
Years ended December 31, 2005, 2004, and 2003
(In millions)

		Additions
	Balance at	charged to			Balance
	beginning	costs and	Other		at end
	of period	expenses	additions	Deductions	of period
Year ended December 31, 2005:
Allowance for doubtful accounts	$29	$7	$—	$1	$35
Year ended December 31, 2004:
Allowance for doubtful accounts	$27	$2	$—	$—	$29
Year ended December 31, 2003:
Allowance for doubtful accounts	$23	$4	$—	$—	$27