Form 10-Q
period 2006-03-31
AMGEN INC
filed 2006-05-10
CIK 318154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

(805) 447-1000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐   No ☒

As of April 14, 2006, the registrant had 1,179,216,307 shares of common stock, $0.0001 par value, outstanding.

AMGEN INC.

i

PART I - FINANCIAL INFORMATION

Item 1.                    Financial Statements

The information in this report for the three months ended March 31, 2006 and 2005 is unaudited but includes all adjustments (consisting only of normal recurring accruals, unless otherwise indicated) which Amgen Inc., including its subsidiaries (“Amgen”), considers necessary for a fair presentation of the results of operations for those periods.

The Condensed Consolidated Financial Statements should be read in conjunction with our Consolidated Financial Statements and the notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2005.

Interim results are not necessarily indicative of results for the full fiscal year.

AMGEN INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
Revenues:
Product sales	$3,127	$2,735
Other revenues	90	98
Total revenues	3,217	2,833

Operating expenses:
Cost of sales (excludes amortization of acquired intangible assets presented below)	552	489
Research and development	655	524
Selling, general and administrative	689	577
Amortization of acquired intangible assets	87	87
Total operating expenses	1,983	1,677

Operating income	1,234	1,156

Interest and other income and (expense), net	80	(10)

Income before income taxes	1,314	1,146

Provision for income taxes	313	292

Net income	$1,001	$854

Earnings per share:
Basic	$0.83	$0.68
Diluted	$0.82	$0.67

Shares used in calculation of earnings per share:
Basic	1,202	1,249
Diluted	1,218	1,290

See accompanying notes.

AMGEN INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except per share data)

(Unaudited)

	March 31,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$1,747	$1,840
Restricted cash	2,100	—
Marketable securities	3,300	3,415
Trade receivables, net	1,794	1,769
Inventories	1,273	1,258
Other current assets	943	953
Total current assets	11,157	9,235

Property, plant, and equipment, net	5,122	5,038
Intangible assets, net	3,646	3,742
Goodwill	10,492	10,495
Other assets	898	787
	$31,315	$29,297

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$442	$596
Accrued liabilities	3,178	2,999
Convertible notes	1,763	—
Total current liabilities	5,383	3,595

Deferred tax liabilities	1,160	1,163
Convertible notes	5,000	1,759
Other long-term debt	2,198	2,198
Other non-current liabilities	183	131

Contingencies

Stockholders’ equity:
Preferred stock; $0.0001 par value; 5 shares authorized; none issued or outstanding	—	—
Common stock and additional paid-in capital; $0.0001 par value; 2,750 shares authorized; outstanding - 1,178 shares in 2006 and 1,224 shares in 2005	22,915	23,561
Accumulated deficit	(5,517)	(3,132)
Accumulated other comprehensive (loss) income	(7)	22
Total stockholders’ equity	17,391	20,451
	$31,315	$29,297

See accompanying notes.

AMGEN INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
Cash flows from operating activities:
Net income	$1,001	$854
Depreciation and amortization	219	202
Stock-based compensation expense	100	16
Tax benefits related to employee stock options	7	45
Other items, net	(29)	(4)
Cash provided by (used in) changes in operating assets and liabilities:
Trade receivables, net	(25)	(123)
Inventories	(2)	(44)
Other assets	8	91
Accounts payable	(136)	42
Accrued income taxes	373	259
Other accrued liabilities	(333)	(215)
Net cash provided by operating activities	1,183	1,123

Cash flows from investing activities:
Cash restricted for acquisition of Abgenix, Inc.	(2,100)	—
Purchases of property, plant, and equipment	(225)	(198)
Proceeds from maturities of marketable securities	251	171
Proceeds from sales of marketable securities	344	4,920
Purchases of marketable securities	(481)	(3,681)
Other	11	54
Net cash (used in) provided by investing activities	(2,200)	1,266

Cash flows from financing activities:
Proceeds from issuance of convertible notes and related transactions, net (see Note 5)	440	—
Proceeds from issuance of warrants	774	—
Repurchases of common stock	(386)	(1,675)
Repayment of convertible notes	(1)	(1,175)
Net proceeds from issuance of common stock upon the exercise of employee stock options and in connection with an employee stock purchase plan	89	128
Other	8	(10)
Net cash provided by (used in) financing activities	924	(2,732)

Decrease in cash and cash equivalents	(93)	(343)

Cash and cash equivalents at beginning of period	1,840	1,526

Cash and cash equivalents at end of period	$1,747	$1,183

See accompanying notes.

AMGEN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

1.             Summary of significant accounting policies

Business

Amgen Inc., including its subsidiaries, (“Amgen”) is a global biotechnology company that discovers, develops, manufactures, and markets human therapeutics based on advances in cellular and molecular biology.

Basis of presentation

The financial information for the three months ended March 31, 2006 and 2005 is unaudited but includes all adjustments (consisting only of normal recurring accruals, unless otherwise indicated), which we consider necessary for a fair presentation of the results of operations for these periods. Interim results are not necessarily indicative of results for the full fiscal year.

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

Inventories

Inventories are stated at the lower of cost or market. Cost, which includes amounts related to materials, labor, and overhead, is determined in a manner which approximates the first-in, first-out (FIFO) method. Inventories consisted of the following (in millions):

	March 31,	December 31,
	2006	2005
Raw materials	$179	$145
Work in process	783	758
Finished goods	311	355
	$1,273	$1,258

Intangible assets and goodwill

Intangible assets are recorded at cost, less accumulated amortization. Amortization of intangible assets is provided over their estimated useful lives ranging from 5 to 15 years on a straight-line basis (weighted-average amortization period of 14.4 years at March 31, 2006). As of March 31, 2006 and December 31, 2005, accumulated amortization of intangible assets amounted to $1,305 million and $1,208 million, respectively. Intangible assets primarily consist of acquired product technology rights of $3,386 million, net of accumulated amortization of $1,229 million, which relate to the identifiable intangible assets acquired in connection with the Immunex Corporation (“Immunex”) acquisition in July 2002. Amortization of acquired product technology rights is included in “Amortization of acquired intangible assets” in the accompanying Condensed Consolidated Statements of Operations. We review our intangible assets for impairment periodically and whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.

Goodwill principally relates to the acquisition of Immunex. The decrease in goodwill from the prior year is due primarily to tax benefits realized upon exercise of Immunex related stock options during the three months ended March 31, 2006. We perform an impairment test annually and whenever events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable.

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

Earnings per share

Basic earnings per share (“EPS”) is based upon the weighted-average number of common shares outstanding. Diluted EPS is based upon the weighted-average number of common shares and dilutive potential common shares outstanding. Potential common shares outstanding principally include stock options under our employee stock option plans and potential issuances of stock under our other equity incentive plans and under the assumed conversion of our 2032 Modified Convertible Notes, 2011 Convertible Notes, 2013 Convertible Notes and under the assumed exercise of our warrants using the treasury stock method (collectively “Dilutive Securities”). Potential common shares also include common stock to be issued upon conversion of our 2032 Convertible Notes under the if-converted method. For further information regarding our convertible notes and warrants, see Note 5, “Financing arrangements”.

The following table sets forth the computation for basic and diluted EPS (in millions, except per share information):

	Three Months Ended
	March 31,
	2006	2005
Income (Numerator):
Net income for basic EPS	$1,001	$854
Adjustment for interest expense on 2032 convertible notes, net of tax	—	5
Net income for diluted EPS, after assumed conversion	$1,001	$859

Shares (Denominator):
Weighted-average shares for basic EPS	1,202	1,249
Effect of Dilutive Securities	16	11
Effect of 2032 convertible notes, after assumed conversion	—	30
Weighted-average shares for diluted EPS	1,218	1,290

Basic earnings per share	$0.83	$0.68
Diluted earnings per share	$0.82	$0.67

Recent Accounting Pronouncements

Effective January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment”, using the modified-prospective-transition method. See Note 2, “Employee stock-based payments” for further discussion regarding this accounting pronouncement.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

2.             Employee stock-based payments

We have employee compensation plans under which various types of stock-based instruments are granted. These instruments, as more fully described below, principally include stock options, restricted stock (including restricted stock units), and performance units. As of March 31, 2006, these plans provide for future grants and/or issuances of up to 51 million shares of common stock to our employees. Stock-based awards under our employee compensation plans are made with newly issued shares reserved for this purpose.

Prior to January 1, 2006, we accounted for our employee stock-based compensation under the recognition and measurement principles of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation”. Under the recognition principles of APB No. 25, compensation expense related to restricted stock and performance units was recognized in our financial statements. However, APB No. 25 generally did not require the recognition of compensation expense for our stock options because the exercise price of these instruments was generally equal to the market value of the underlying common stock on the date of grant, and the related number of shares granted were fixed at that point in time.

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment”. In addition to recognizing compensation expense related to restricted stock and performance units, SFAS No. 123(R) also requires us to recognize compensation expense related to the estimated fair value of stock options. We adopted SFAS No. 123(R) using the modified-prospective-transition method. Under that transition method, compensation expense recognized subsequent to adoption includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the values estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair values estimated in accordance with the provisions of SFAS No. 123(R). Consistent with the modified-prospective-transition method, our results of operations for prior periods have not been adjusted to reflect the adoption of FAS 123(R).

As a result of recognizing compensation expense for stock options pursuant to the provisions of SFAS No. 123(R), our income before income taxes and net income for the three months ended

March 31, 2006, were $66 million and $45 million lower, respectively, than if we had continued to account for stock options under APB No. 25. In addition, both basic and diluted earnings per share for the three months ended March 31, 2006 were $.04 lower than if we had continued to account for stock options under APB No. 25.

The following table reflects the components of stock-based compensation expense recognized in our Condensed Consolidated Statements of Operations for the three months ended March 31, 2006 and 2005 (amounts in millions):

	Three months ended
	March 31,
	2006	2005
Stock options	$66	$—
Restricted stock	11	5
Performance unit plan	23	11
Total stock-based compensation expense, pre-tax	100	16
Tax benefit from stock-based compensation expense	(32)	(4)
Total stock-based compensation expense, net of tax	$68	$12

In addition to the amounts reflected above, employee stock-based compensation cost capitalized as part of inventory and fixed assets for the three months ended March 31, 2006 was $13 million.

The above table does not reflect any stock option compensation for the three months ended March 31, 2005 as we generally did not record stock option expense under APB No. 25, as previously discussed. The following table illustrates the effect on net income and earnings per share for the three months ended March 31, 2005 if we had applied the fair value recognition provisions to our stock options as provided under SFAS No. 123 (in millions, except per share information):

Net income	$854
Stock-based compensation, net of tax	(71)
Pro forma net income	$783

Earnings per share:
Basic	$0.68
Impact of stock option expense	(0.05)
Basic - pro forma	$0.63

Diluted	$0.67
Impact of stock option expense	(0.06)
Diluted - pro forma	$0.61

For purposes of this pro forma disclosure, the fair values of stock options were estimated using the Black-Scholes option valuation model and amortized to expense over the options’ vesting periods.

 Employee stock option and restricted stock grants

Several of our equity-based compensation plans provide for grants of stock options to employees. The option exercise price is set at the closing price of our common stock on the date of grant, and the related number of shares granted is fixed at that point in time. These plans also provide for grants of restricted stock. Grants of these equity instruments generally vest/have restrictions which lapse over a three to five year period. In addition, stock option awards expire seven years from the date of grant. Eligible employees generally receive a grant of stock options and/or restricted stock annually with the number of shares and type of instrument generally determined by the employee’s salary grade and performance level. In addition, certain management and professional level employees typically receive a stock option grant upon commencement of employment. These stock-based plans provide for accelerated vesting/lapse of restrictions if there is a change in control as defined in the plans.

We use the Black-Scholes option valuation model to estimate the grant date fair value of employee stock options. The expected volatility reflects the consideration of the implied volatility in our publicly traded instruments during the period the option is granted. We believe implied volatility in these instruments is more indicative of expected future volatility than the historical volatility in the price of our common stock. Upon the adoption of SFAS No. 123(R) the expected life of the option is estimated using the “simplified” method as provided in Securities and Exchange Commission Staff Accounting Bulletin No. 107. Under this method, the expected life equals the arithmetic average of the vesting term and the original contractual term of the option. Prior to adoption of SFAS No. 123(R), we used historical data to estimate the expected life of the options. The risk-free interest rates for periods within the expected life of the option are based on the U.S. Treasury yield curve in effect during the period the options were granted. Upon adoption of SFAS No. 123(R), we began using historical data to estimate forfeiture rates applied to the gross amount of expense determined using the option valuation model. Prior to adoption of SFAS No. 123(R), we recognized forfeitures as they occurred. There was no material impact upon adoption of SFAS No. 123(R) between these methods of accounting for forfeitures. The assumptions used to estimate the fair value of the stock options using the Black-Scholes option valuation model were as follows for the three months ended March 31:

	2006	2005
Weighted average fair value of common stock	$75.48	$59.16
Weighted average fair value of stock options granted	$21.91	$17.71
Risk-free interest rate	4.6%	4.0%
Expected life (in years)	4.7	5.1
Expected volatility	23.0%	24.0%
Expected dividend yield	0%	0%

Stock option information with respect to our stock-based compensation plans during the three months ended March 31, 2006 is as follows (options and dollars in millions, except per share amounts):

			Weighted-
		Weighted-	average
		average	remaining	Aggregate
		exercise	contractual	intrinsic
	Options	price	life (Yrs)	value
Balance unexercised at December 31, 2005	67.6	$56.03
Granted	1.5	$75.48
Exercised	(1.4)	$38.64
Forfeited/expired	(0.7)	$59.38

Balance unexercised at March 31, 2006	67.0	$56.79	3.9	$1,088

Vested or expected to vest at March 31, 2006	64.2	$56.54	3.9	$1,055

Exercisable at March 31, 2006	37.6	$53.29	3.3	$734

The total intrinsic value of options exercised during the three months ended March 31, 2006 was $53 million.

The fair values of shares of restricted stock are determined based on the closing price of Amgen common stock on the grant dates. Information regarding our restricted stock during the three months ended March 31, 2006 is as follows (shares in millions):

		Weighted-
		average
		grant date
Nonvested shares	Shares	fair value
Nonvested at January 1, 2006	2.8	$58.90
Granted	0.1	$75.75
Vested	(0.6)	$59.05
Forfeited	(0.1)	$58.35

Nonvested at March 31, 2006	2.2	$59.02

The total fair value of shares of restricted stock that vested during the three months ended March 31, 2006 was $46 million.

As of March 31, 2006, there was $350 million of total unrecognized compensation cost related to nonvested awards of both stock options and shares of restricted stock. That cost is expected to be recognized over a weighted-average period of 1.2 years. For stock option and restricted stock awards subject to graded vesting that were issued after January 1, 2006, we recognize the total compensation cost on a straight-line basis over the service period for the entire award.

Performance award program

Beginning in 2004, certain management-level employees receive annual grants of performance units. A performance unit gives the recipient the right to receive common stock that is contingent upon achievement of specified pre-established performance goals over a three-year performance period. The performance goals are based upon both Amgen’s standalone performance and its performance compared to other benchmark companies, in each case with respect to compound annual growth rates for revenue and earnings per share, as defined. Performance units are assigned a unit value based on the fair market value of Amgen common stock on the grant date. The ultimate level of attainment of performance goals is determined at the end of the performance period and expressed as a percentage (within a range of 0% to 225%). This percentage is multiplied by the number of performance units initially granted and by the initial value per unit to determine the aggregate dollar value of the award. The aggregate dollar value is then divided by the average closing price of Amgen common stock during a specified period following the performance period to determine the number of shares of common stock payable to the recipient.

Because the first performance period for these instruments ends on December 31, 2006, no performance units have yet vested and no common stock has been issued to any recipient. As of March 31, 2006, there was $181 million of total estimated unrecognized compensation cost related to performance units that is expected to be recognized over a weighted-average period of 1.3 years.

Under APB No. 25, the estimated amounts owed for grants of performance units were classified in stockholders’ equity, but upon adoption of SFAS 123(R), these amounts are classified as liabilities. Accordingly, on January 1, 2006, a reclassification was made from stockholders’ equity to liabilities (current and non-current) totaling $104 million.

3.             Related party transactions

We own a 50% interest in Kirin-Amgen, Inc. (“KA”), a corporation formed in 1984 with Kirin Brewery Company, Limited (“Kirin”) for the development and commercialization of certain products based on advanced biotechnology. We account for our interest in KA under the equity method and include our share of KA’s profits or losses in “Selling, general and administrative” in the Condensed Consolidated Statements of Operations. During the three months ended March 31, 2006 and 2005, our share of KA’s profits were $12 million and $15 million, respectively. At March 31, 2006 and December 31, 2005 the carrying value of our equity method investment in KA was $192 million and $180 million, respectively, and is included in non-current other assets in the accompanying Condensed Consolidated Balance Sheets. KA’s revenues consist of royalty income related to its licensed technology rights. All of our rights to manufacture and market certain products including erythropoietin, granulocyte colony-stimulating factor (“G-CSF”), darbepoetin alfa, and pegfilgrastim are pursuant to exclusive licenses from KA. We currently market certain of these products under the brand names EPOGEN® (erythropoietin), NEUPOGEN® (G-CSF), Aranesp® (darbepoetin alfa), and Neulasta® (pegfilgrastim). KA receives royalty income from us, as well as Kirin, Johnson & Johnson, and F. Hoffmann-La Roche Ltd under separate product license agreements for certain geographic areas outside of the United States. During the three months ended March 31, 2006 and 2005, KA earned royalties from us of $74 million and $68 million, respectively, which are included in “Cost of sales (excludes amortization of acquired intangible assets)” in the Condensed Consolidated Statements of Operations.

KA’s expenses primarily consist of costs related to R&D activities conducted on its behalf by Amgen and Kirin. KA pays Amgen and Kirin for such services at negotiated rates. During the three months ended March 31, 2006 and 2005, we earned revenues from KA of $28 million and $22 million, respectively, for certain R&D activities performed on KA’s behalf, which are included in “Other revenues” in the accompanying Condensed Consolidated Statements of Operations.

4.             Income taxes

The tax rate for the three months ended March 31, 2006 is different from the statutory rate primarily as a result of indefinitely invested earnings of our foreign operations. We do not provide for U.S. income taxes on undistributed earnings of our foreign operations that are intended to be invested indefinitely outside the United States.

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

5.             Financing arrangements

The following table reflects the carrying value of our long-term borrowings under our various financing arrangements as of March 31, 2006 and December 31, 2005 (in millions):

	March 31,	December 31,
	2006	2005
0.125% convertible notes due 2011 (2011 Convertible Notes)	$2,500	$—
0.375% convertible notes due 2013 (2013 Convertible Notes)	2,500	—
Zero coupon 30 year modified convertible notes due in 2032 (2032 Modified Convertible Notes)	1,744	1,739
4.85% notes due 2014 (2014 Notes)	1,000	1,000
4.00% notes due 2009 (2009 Notes)	998	998
6.5% debt securities due 2007 (2007 Notes)	100	100
8.1% notes due 2097 (Century Notes)	100	100
Zero coupon 30 year convertible notes due in 2032 (2032 Convertible Notes)	19	20
Total borrowings	8,961	3,957
Less current portion	1,763	—
Total non-current debt	$7,198	$3,957

2011 and 2013 Convertible Notes

In February 2006, we issued $2.5 billion principal amount of convertible notes due in 2011 (the “2011 Convertible Notes”) and $2.5 billion principal amount of convertible notes due in 2013 (the “2013 Convertible Notes”) in a private placement. The 2011 Convertible Notes and the 2013 Convertible Notes were issued at par and pay interest at a rate of 0.125% and 0.375%, respectively. The 2011 Convertible Notes and the 2013 Convertible Notes may be convertible based on an initial conversion rate of 12.5247 shares and 12.5814 shares, respectively, per $1,000 principal amount of notes (which represents an initial conversion price of approximately $79.84 and $79.48 per share, respectively). These conversion rates will be adjusted if we make specified types of distributions or enter into certain other transactions in respect to our common stock. The 2011 Convertible Notes and the 2013 Convertible Notes may only be converted: 1) during any calendar quarter beginning after June 30, 2006 if the closing price of our common stock exceeds 130% of the respective conversion price per share during a defined period at the end of the previous quarter, 2) if we make specified distributions to holders of our common stock or specified corporate transactions occur, or 3) one month prior to the respective maturity date. Upon conversion, a holder would receive the conversion value equal to the conversion rate multiplied by the volume weighted average price of our common stock during a specified period following the conversion date. The conversion value will be paid in: 1) cash equal to the lesser of the principal amount of the note or the conversion value, as defined, and 2) to the extent the conversion value exceeds the principal amount of the note, shares of our common stock, cash, or a combination of common stock and cash, at our option (the “excess conversion value”). In addition, upon a change in control, as defined, the holders may require us to purchase for cash all or a portion of their notes for 100% of the principal amount of the notes plus accrued and unpaid interest, if any. Debt issuance costs totaled approximately $88 million and are being amortized over the life of the notes.

In connection with issuance of these convertible notes, a total of $3.0 billion of our common stock was repurchased under our stock repurchase program. Also concurrent with the issuance of the 2011 Convertible Notes and the 2013 Convertible Notes, we purchased convertible note hedges in private transactions. The convertible note hedges allow us to receive shares of our common stock and/or cash from the counterparties to the transactions equal to the amounts of common stock and/or cash related to the excess conversion value that we would pay to the holders of the 2011 Convertible Notes and the 2013 Convertible Notes upon conversion. These transactions will terminate the earlier of the maturity dates of the related notes or the first day none of the related notes remain outstanding due to conversion or otherwise. The cost of the convertible note hedges, which aggregated approximately $1.5 billion, was recorded as a reduction of equity. The net proceeds received from the issuance of the 2011 and 2013 Convertible Notes, the repurchase of our common stock and the purchase of the convertible note hedges was $440 million.

Also concurrent with the issuance of the 2011 Convertible Notes and the 2013 Convertible Notes, we sold warrants to acquire shares of our common stock at an exercise price of $107.90 per share in a private placement. Pursuant to these transactions, warrants for approximately 31.3 million shares of our common stock may be settled in May 2011 and warrants for approximately 31.5 million shares of our common stock may be settled in May 2013 (the “settlement dates”). If the average price of our common stock during a defined period ending on or about the respective settlement dates exceeds the exercise price of the warrants, the warrants will be settled, at our option, in cash or shares of our common stock. Proceeds received from the issuance of the warrants totaled approximately $774 million.

2032 Convertible Notes and 2032 Modified Convertible Notes

In 2002, we issued zero coupon, 30 year convertible notes (“2032 Convertible Notes”). In March 2005, certain of these notes were repurchased at their then accreted value, for cash, in accordance with their terms. Subsequently, in March and August, of 2005, we modified the terms of substantially all of the remaining 2032 Convertible Notes (“2032 Modified Convertible Notes”). Pursuant to the terms of the 2032 Convertible Notes and 2032 Modified Convertible Notes, as amended, holders of such notes may require us to purchase on specific dates all or some of their notes generally for cash. The next specified date when holders can require us to repurchase some or all of their notes at their then accreted value is on March 1, 2007. Accordingly, the notes are classified as current liabilities as of March 31, 2006 in the accompanying Condensed Consolidated Balance Sheet.

6.             Stockholders’ equity

Stock repurchase program

During the three months ended March 31, 2006 and 2005, we repurchased 46.7 million and 26.8 million shares of our common stock at a total cost of $3,386 million and $1,675 million, respectively. As of March 31, 2006, $3,165 million was available for stock repurchases under our stock repurchase program authorized by the Board of Directors in December 2005. The manner of purchases, amount we spend, and the number of shares repurchased will vary based on a variety of factors including the stock price and blackout periods in which we are restricted from repurchasing shares, and may include private block purchases as well as market transactions.

Comprehensive income

Our comprehensive income includes net income, unrealized gains and losses on our available-for-sale securities and foreign currency forward and option contracts, which qualify and are designated as cash flow hedges, and foreign currency translation adjustments. During the three months ended March 31, 2006 and 2005, total comprehensive income was $972 million and $851 million, respectively.

7.             Contingencies

In the ordinary course of business, we are involved in various legal proceedings and other matters, including those that are tax-related. While it is not possible to accurately predict or determine the eventual outcome of these items, we do not believe any such items currently pending will have a material adverse effect on our consolidated financial position or liquidity, although an adverse resolution in any quarterly or annual reporting period of one or more of these items could have a material impact on the consolidated results of our operations for that period.

8.             Subsequent events

On April 1, 2006, we completed the acquisition of Abgenix, Inc. (“Abgenix”). Abgenix specialized in the discovery, development and manufacture of human therapeutic antibodies. Pursuant to the merger, shareholders of Abgenix received $22.50 in cash per common share for a total value of approximately $2.1 billion, which is presented on our March 31, 2006 Condensed Consolidated Balance Sheet as restricted cash. In connection with the acquisition, we assumed Abgenix’s outstanding debt with a fair value of approximately $703 million and acquired approximately $262 million in cash. Abgenix’s operations will be included in our Consolidated Financial Statements commencing April 1, 2006. In connection with the acquisition, we will write-off the estimated fair value of Abgenix’s in-process research and development during the three months ended June 30, 2006. The purchase price allocation has not been finalized.

Item 2.            Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward looking statements

This report and other documents we file with the Securities and Exchange Commission (“SEC”) contain forward looking statements that are based on current expectations, estimates, forecasts and projections about us, our future performance, our business, our beliefs and our management’s assumptions. In addition, we, or others on our behalf, may make forward looking statements in press releases or written statements, or in our communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls, and conference calls. Words such as “expect,” “anticipate,” “outlook,” “could,” “target,” “project,” “intend,” “plan,” “believe,” “seek,” “estimate,” “should,” “may,” “assume,” “continue,” variations of such words and similar expressions are intended to identify such forward looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict. We describe our respective risks, uncertainties, and assumptions that could affect the outcome or results of operations in “Item 1A. Risk Factors”. We have based our forward looking statements on our management’s beliefs and assumptions based on information available to our management at the time the statements are made. We caution you that actual outcomes and results may differ materially from what is expressed, implied, or forecast by our forward looking statements. Reference is made in particular to forward looking statements regarding product sales, reimbursement, expenses, earnings per share (“EPS”), liquidity and capital resources, and trends. Except as required under the federal securities laws and the rules and regulations of the SEC, we do not have any intention or obligation to update publicly any forward looking statements after the distribution of this report, whether as a result of new information, future events, changes in assumptions, or otherwise.

Overview

The following management’s discussion and analysis (“MD&A”) is intended to assist the reader in understanding Amgen’s business. MD&A is provided as a supplement to, and should be read in conjunction with, our Condensed Consolidated Financial Statements and accompanying notes included in this Quarterly Report on Form 10-Q and our Consolidated Financial Statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2005.

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

We primarily earn revenues and income and generate cash from sales of human therapeutic products in the areas of inflammation, nephrology and supportive cancer care. For the three months ended March 31, 2006, total revenues were $3.2 billion and net income was $1.0 billion or $0.82 per share. As of March 31, 2006, cash, cash equivalents and marketable securities were $7.1 billion, of which $2.1 billion was restricted for use to acquire the outstanding shares of Abgenix, Inc. (“Abgenix”) in connection with the acquisition, which closed on April 1, 2006. Of the total cash, cash equivalents, and marketable securities at March 31, 2006, approximately $3.7 billion was generated from operations in foreign tax jurisdictions and is intended for use outside the United States.

Our principal products include Aranesp® (darbepoetin alfa), EPOGEN® (Epoetin alfa), Neulasta® (pegfilgrastim), NEUPOGEN® (Filgrastim), and Enbrel® (etanercept), which is marketed under a co-promotion agreement with Wyeth in the United States and Canada. For additional information about our principal products, their approved indications, and where they are marketed, see “Item 1. Business – Principal products” in our Annual Report on Form 10-K for the year ended December 31, 2005. For the three months ended March 31, 2006 and 2005, product sales represented 97% of total revenues. Over the last several years, our product sales growth has been primarily driven by sales of Aranesp®, ENBREL, and Neulasta®, which have benefited primarily from share gains and/or market growth. We expect these products to continue to drive year over year sales growth in 2006. However, we expect that continued share gains will be more of a challenge than those achieved in previous years as we operate in a highly competitive environment. Going forward, we will continue to focus on share gains, but we will also increase our focus on both growing and penetrating the therapeutic areas in which our products are used. Our principal products have attained significant sales levels, and for certain of our products, in a relatively short period of time. As a result, although we have experienced significant year over year sales growth as a result of share gains and/or market growth, in the near term, we expect our product sales growth to be lower than that achieved in the past several years. Furthermore, various factors can influence sales growth on a sequential quarterly basis, such as wholesaler and end-user inventory management practices and fluctuations in foreign exchange rates.

Most patients receiving our principal products for approved indications are covered by either government or private payer health care programs. Beginning in the first quarter of 2006, ENBREL and Sensipar® (cinacalcet HCl) also became eligible for coverage from the U.S. government under Medicare Program Part D. Therefore, our principal product sales and sales growth are and will be affected by government and private payer reimbursement policies. While we believe that our 2005 product sales were not significantly impacted by the reimbursement changes resulting from the Medicare Prescription Drug Improvement and Modernization Act (or the “Medicare Modernization Act” (“MMA”)) that went into effect in 2005, additional provisions of the MMA and other regulations affecting reimbursement that have gone or are expected to go into effect in 2006 could affect our product sales and related sales growth in the future. However, we believe that such changes are not likely to have a significant impact to our business in 2006. See “Reimbursement” below for further information.

International product sales represented approximately 18% of total product sales for each of the three month periods ended March 31, 2006 and 2005. Our international product sales consist principally of European sales of Aranesp®, Neulasta® and NEUPOGEN® and were unfavorably impacted by approximately $46 million by foreign currency changes (see “Results of Operations” discussion below) for the three months ended March 31, 2006. However, both the positive and negative impacts that movements in foreign exchange rates have on our international product sales are mitigated, in part, by the natural, opposite impact these exchange rate movements have on our international operating expenses and as a result of our foreign currency hedging activities. Our hedging activities seek to offset the impact, both positive and negative, that foreign exchange rate changes may have on our net income. As such, the impact to our net results of operations from changes in foreign currency exchange rates has been largely mitigated.

For the three months ended March 31, 2006, operating income increased $78 million compared to the three months ended March 31, 2005 primarily as a result of our product sales growth. Operating income as a percentage of product sales was 39% and 42% for the three months ended

March 31, 2006 and 2005, respectively. In connection with our adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123R on January 1, 2006, we began expensing the estimated fair value of our employee stock options. As a result, operating income for the three months ended March 31, 2006, was adversely impacted by the inclusion of $66 million of stock option expense (See “Stock option expense”).

We focus our R&D on novel human therapeutics for the treatment of grievous illness. We have expanded and will need to continue to significantly expand our clinical development resources, including human capital, to manage and execute increasingly larger and more complex clinical trials. Throughout 2006, we are expecting a significant increase in the number, size, duration and complexity of our clinical trials, in particular with respect to denosumab, our late-stage investigational product for osteoporosis and metastatic bone cancer. For example, testing denosumab in the osteoporosis setting requires large clinical trials, substantial time and resources to recruit patients and significant expense to execute. We have begun one and expect to begin conducting ten additional “mega-site” trials (involving 200 or more sites) in 2006 to support denosumab and our other late-stage programs. To execute our clinical trial programs, we need to accelerate the growth of our development organization, implement new management structures and approaches and increase dependence on third-party contract clinical trial providers. Further, to increase the number of patients available for enrollment for our clinical trials, we are planning to open clinical sites and enroll patients in a number of new geographic locations where our experience conducting clinical trials is more limited, including Russia, China, India and some Central and South American countries. We plan to conduct clinical trial activities in these new territories through third-party contract clinical trial providers.

In December 2005, we signed a definitive merger agreement to acquire Abgenix, which we completed on April 1, 2006. Pursuant to the merger agreement, we paid shareholders of Abgenix, $22.50 in cash per common share for a total value of approximately $2.1 billion and assumed Abgenix’s outstanding debt with a fair value of approximately $703 million. Abgenix specialized in the discovery, development and manufacture of human therapeutic antibodies and was our co-development partner for panitumumab.

There are many economic and industry-wide factors that affect our business generally and uniquely, including, among others, those relating to broad reimbursement changes, increased complexity and cost of R&D, increasingly intense competition for our currently marketed products and product candidates including the expected introduction of biosimilar products in Europe, complex and expanding regulatory requirements, and intellectual property protection. See “Item 1. Business” in our Annual Report on Form 10-K for the year ended December 31, 2005 and “Item 1A. Risk Factors” in Part II herein for further information on these economic and industry-wide factors and their impact on our business.

Reimbursement

In the United States, dialysis providers are primarily reimbursed for EPOGEN® by the federal government through the End Stage Renal Disease Program (“ESRD Program”) of Medicare. The ESRD Program reimburses approved providers for 80% of allowed dialysis costs; the remainder is paid by other sources, including patients, state Medicaid programs, private insurance, and to a lesser extent, state kidney patient programs. The ESRD Program reimbursement rate is established by federal law and is monitored and implemented by the Centers for Medicare & Medicaid Services (“CMS”). Most patients receiving Aranesp®, Neulasta®, and NEUPOGEN® for approved indications are covered by both government and private payer health care programs. Since January 1, 2006, ENBREL and Sensipar® are eligible for coverage from the U.S. government under Medicare Part D. Although both ENBREL and Sensipar® have received broad formulary placement in 2006, Part D formulary placements are made by individual Part D plan sponsors with oversight by CMS and are subject to revision in the future. Therefore, sales of all of our principal products are dependent, in part, on the availability and extent of reimbursement from third-party payers, including governments and private insurance plans. Generally, worldwide use of our products may be affected by cost containment pressures and cost shifting from governments and private insurers on health care providers in response to ongoing initiatives to reduce health care expenditures.

The Medicare Prescription Drug Improvement and Modernization Act (or the “Medicare Modernization Act” (“MMA”)) was enacted into law in December 2003 and became effective January 1, 2005. Changes resulting from the MMA, which lowered reimbursement for our products, could negatively affect product sales of some of our marketed products. However in 2005, we believe that our product sales were not significantly impacted by the reimbursement changes resulting from the MMA. We believe this was, in part, due to the effects of CMS’ oncology demonstration project (the “2005 Demonstration Project”) on sales of our products used in supportive cancer care, especially Aranesp®. Furthermore, we believe this was also, in part, due to increased reimbursement rates to physicians from CMS for services associated with drug administration. The 2005 Demonstration Project, which provided financial incentives to physicians for collecting and reporting oncology patient survey data, expired on December 31, 2005. In November 2005, CMS announced a new demonstration project (the “2006 Demonstration Project”) that uses different criteria for how patients with cancer are evaluated and treated and that is targeted at approximately half of the funding originally targeted for the 2005 Demonstration Project. The final rule for the 2006 Medicare Physician Fee Schedule Payment Final Rule issued in November 2005 reduced payments for physician services in 2006 by approximately 4.4% on average. Although legislation eliminated this reduction for 2006, it is uncertain whether payments for physician services will again be reduced after 2006. Because we cannot accurately predict the impact of any such changes on how, or under what circumstances, healthcare providers will prescribe or administer our products, we cannot estimate the full impact of the MMA on our business. However, we believe that it is not likely to be significant to our business in 2006.

The main components of the MMA that affect our currently marketed products are as follows:

•                  Through 2004, the Average Wholesale Price (“AWP”) mechanism was the basis of Medicare Part B payment for covered outpatient drugs and biologics. Since January 1, 2005, in the physician clinic setting, Aranesp®, Neulasta® and NEUPOGEN® are being reimbursed under a Medicare Part B payment methodology that reimburses each product at 106% of its “average sales price” (“ASP”) (sometimes referred to as “ASP+6%”). ASP is calculated by the manufacturer based on a statutorily defined formula and submitted to CMS. A product’s ASP is calculated on a quarterly basis and therefore may change each quarter. The ASP in effect for a given quarter (the “Current Period”) is based upon certain historical sales and sales incentive data covering a statutorily defined period of time preceding the Current Period. For example, the ASP for Aranesp® that we submit for the third quarter of 2006 will be based on certain historical sales and sales incentive data for Aranesp® from April 1, 2005 through March 31, 2006. CMS publishes the ASPs for products in advance of the quarter in which they go into effect. The ASPs for Aranesp® and Neulasta® trended downward during the first three quarters of 2005, began to stabilize during the fourth quarter of

2005 and the first quarter of 2006 and had a small increase for the second quarter of 2006.

•                  Per the MMA, beginning in 2006, physicians in the physician clinic setting will have the choice between purchasing and billing for drugs under the ASP+6% system or obtaining drugs from vendors selected by CMS under the “competitive acquisition program” (“CAP”). Physicians who select to obtain drugs from CAP will no longer purchase or obtain reimbursement directly for such drugs under Medicare. CMS issued a final rule related to CAP in November 2005. Based on this final rule, the election period for 2006 was scheduled to occur between April 3 and May 15, 2006 for participation from July 1 through December 31, 2006, however, the beginning of physician enrollment has not yet been announced by CMS. In April, CMS announced that BioScrip would be the sole initial vendor for CAP. Based on the final rule for CAP, we do not anticipate widespread adoption of this program initially. Nevertheless, because we cannot fully predict how many physicians will select to obtain drugs from CAP, we cannot predict the full impact of the CAP on our business. However, pursuant to the final rule, discounts to CAP vendors are excluded from the calculation of ASPs and therefore do not have the potential to impact the ASPs for our products that would be available through the CAP.

•                  Medicare’s hospital outpatient prospective payment system (“OPPS”), which determines payment rates for specified covered outpatient drugs and biologics in the hospital outpatient setting, utilized AWP as the basis for reimbursement in 2005. CMS’ 2005 reimbursement rate, as in 2003 and 2004, continued the application of an “equitable adjustment” such that the 2005 Aranesp® reimbursement rate was based on the AWP of PROCRIT®. For 2005, the reimbursement rate for Aranesp® was 83% of the AWP for PROCRIT®, down from 88% of the AWP for PROCRIT® in 2004, with a dose conversion ratio of 330 U PROCRIT® to 1 mcg Aranesp®, the same ratio as 2004. Effective January 1, 2006, the OPPS system changed from an AWP based reimbursement system to a system based on ASP. This change affects Aranesp®, Neulasta® and NEUPOGEN® when administered in the hospital outpatient setting. The OPPS rule for 2006 bases reimbursement for non-pass through products such as Aranesp®, Neulasta® and NEUPOGEN® on an ASP+6% using the same payment amounts as used in the physician clinic setting and does not apply an “equitable adjustment” to tie the reimbursement rate for Aranesp® to PROCRIT® using a dose conversion ratio. In the final rule, CMS noted that it reserves the right to apply “equitable adjustment” to the Aranesp® reimbursement rate calculation methodology in years after 2006.

•                  Pursuant to final rules issued by CMS on November 3, 2004, Medicare reimbursement for EPOGEN® used in the dialysis setting for calendar year 2005 changed from the previous rate in 2004 of $10 per 1,000 Units to $9.76 per 1,000 Units, in 2005, a rate based upon an average acquisition cost for 2003 determined by the Office of the Inspector General (“OIG”) and adjusted for price inflation based on the Producer Price Index for pharmaceutical products. Pursuant to the CMS final rules, the difference between the 2004 reimbursement rates for all drugs separately billed outside the dialysis composite rate (including EPOGEN®) and the 2005 reimbursement rates for such drugs was added to the composite rate that dialysis providers receive for dialysis treatment. Pursuant to the Medicare Physician Fee Schedule Payment Final Rule,

effective January 1, 2006, the payment mechanism for separately reimbursed dialysis drugs in both freestanding and hospital-based dialysis centers, including EPOGEN® and Aranesp®, is reimbursed by Medicare at ASP+6% using the same payment amounts used in the physician clinic setting and calculated quarterly in the same manner as described above for our products under the Medicare Part B payment methodology. Based on this final rule, the reimbursement rate for EPOGEN®, for the first and second quarters of 2006 decreased from the reimbursement rate in 2005 and we expect that the reimbursement rates for the remainder of 2006 will also be lower than the corresponding period for 2005. Because we cannot accurately predict the extent to which this reduced reimbursement will impact how, or under what circumstances, healthcare providers will prescribe or administer EPOGEN®, we cannot estimate the full impact of the reduced reimbursement rate on our EPOGEN® product sales. However, we believe that it is not likely to be significant in 2006.

•                  The Office of the Inspector General (OIG) released a study entitled “Medicare Reimbursement for New End Stage Renal Disease Drugs” on March 31, 2006. A section of the MMA required OIG to study “new” drugs’ acquisition costs. A small fraction of providers (approximately 1 percent of all dialysis centers) were identified by the OIG as using Aranesp® for treatment of anemia in dialysis patients and were surveyed by the OIG for the study. The OIG data indicated that 99.9% of “new” drug expenditures in dialysis were for Aranesp®, so Aranesp® was the only drug studied in the report. The OIG stated that this small group of providers acquired Aranesp® at prices below the Medicare reimbursement amount, at an average of 17.5% below the dollar-weighted average Medicare reimbursement rate (ASP+6%) for 2005. The report noted that Aranesp® dialysis expenditures accounted for less than 2% ($26 million) of total Medicare reimbursement for all ESRD drugs billed by independent dialysis facilities compared to the almost $800 million reimbursed by Medicare Part B in 2005 for darbepoetin alfa provided in physician offices. The results of this report by the OIG may be taken into consideration by CMS in setting payment rates for Aranesp®, although the OIG made no specific recommendations in the report. To the extent that CMS uses this report to lower reimbursement for Aranesp®, patient access and our sales may be negatively impacted.

In addition, on November 9, 2005, CMS released a final revision to the Hematocrit Measurement Audit Program Memorandum (“HMA-PM”), a Medicare payment review mechanism used by CMS to audit EPOGEN® and Aranesp® (when used in dialysis) utilization and appropriate hematocrit outcomes of dialysis patients. The new policy, Claims Monitoring Policy: Erythropoietin/darbepoetin alfa usage for beneficiaries with end stage renal disease (“Claims Monitoring Policy”), became effective April 1, 2006. The final Claims Monitoring Policy provides that if a patient’s hemoglobin is greater than 13 grams per deciliter, providers are instructed to reduce the patient’s EPOGEN® and Aranesp® dose by twenty-five percent. If the provider does not reduce the patient’s EPOGEN® and Aranesp® dose and there is no medical documentation to support the higher dosage, reimbursement will be reduced to the level it would have been had the provider reduced dosage by twenty-five percent. Based on our preliminary evaluation, we do not expect the new Claims Monitoring Policy to have a negative impact on EPOGEN® and Aranesp® sales and given the importance of EPOGEN® and Aranesp® for maintaining the quality of care for dialysis patients, we do not expect that the new policy will substantially impact the utilization of EPOGEN® and Aranesp®. However, we are currently in the process of further evaluating the new Claims

Monitoring Policy. As a result, we cannot predict the potential full impact of this final guidance on our business.

Results of Operations

Product sales

For the three months ended March 31, 2006 and 2005, worldwide product sales and total product sales by geographic region were as follows:

(Amounts in millions)

	Three months ended March 31,
	2006	2005	Change
Aranesp®	$893	$723	24%
EPOGEN®	604	583	4%
Neulasta®/NEUPOGEN®	896	795	13%
Enbrel®	658	592	11%
Sensipar®	61	27	126%
Other	15	15	0%
Total product sales	$3,127	$2,735	14%

Total U.S.	$2,571	$2,231	15%
Total International	556	504	10%
Total product sales	$3,127	$2,735	14%

Product sales are influenced by a number of factors, including demand, third-party reimbursement availability and policies, pricing strategies, wholesaler and end-user inventory management practices, foreign exchange effects, new product launches and indications, competitive products, product supply, and acquisitions.

Sales growth for the three months ended March 31, 2006 was principally driven by demand for Aranesp®, ENBREL, and Neulasta®. International product sales growth for the three months ended March 31, 2006 were unfavorably impacted by approximately $46 million from foreign currency exchange rate changes.

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

While we believe that our 2005 product sales were not significantly impacted by the reimbursement changes resulting from the MMA that went into effect in 2005, additional provisions of the MMA and other regulations affecting reimbursement that have gone or are expected to go into effect in 2006 could affect our product sales and related sales growth in the future. Because we cannot accurately predict the impact of any such changes on how, or under what circumstances, healthcare providers will prescribe or administer our products, we cannot estimate the full impact of the MMA on our business. However, we believe that such changes are not likely to have a significant impact on our business in 2006. For additional information on reimbursement and its impact on our business, see “Reimbursement” above.

Aranesp®

(Amounts in millions)

	Three months ended March 31,
	2006	2005	Change
Aranesp® - U.S	$596	$447	33%
Aranesp® - International	297	276	8%
Total Aranesp®	$893	$723	24%

The increase in U.S. Aranesp® sales for the three months ended March 31, 2006 was primarily driven by demand partially offset by changes in wholesaler inventory levels. In addition, Aranesp® usage in U.S. hospital dialysis clinics increased during the three months ended March 31, 2006, reflecting a conversion from EPOGEN®. This conversion is expected to stabilize by mid 2006. The increase in international Aranesp® sales for the three months ended March 31, 2006 was also principally driven by demand and was unfavorably impacted by $27 million due to changes in foreign currency exchange rates.

For 2006, we believe Aranesp® sales growth will be driven primarily by market growth and greater penetration from extended dosing. However, we believe future worldwide Aranesp® sales growth will be dependent, in part, on such factors as: reimbursement by third-party payers (including governments and private insurance plans) (see “Item 1A. Risk Factors in Part II herein – Our sales depend on payment and reimbursement from third-party payers, and, to the extent that reimbursement for our products is reduced, this could negatively impact the utilization of our products.”); cost containment pressures from governments and private insurers on health care providers; governmental or private organization regulations or guidelines relating to the use of our products; government programs such as the 2006 Demonstration Project; penetration of new and existing markets; patient population growth; the effects of pricing strategies; competitive products or therapies, including biosimilar products in Europe; the development of new treatments for cancer; and changes in foreign currency exchange rates. Further, sales of Aranesp® have been and may continue to be benefited by its use in U.S. hospital dialysis clinics to treat anemia associated with chronic renal failure instead of EPOGEN®. This conversion is expected to stabilize by mid 2006.

EPOGEN®

(Amounts in millions)

	Three months ended March 31,
	2006	2005	Change
EPOGEN® - U.S.	$604	$583	4%

Reported EPOGEN® sales for the three months ended March 31, 2006 increased primarily due to changes in wholesaler inventory levels as increased demand for EPOGEN® in the freestanding dialysis centers was offset by the conversion of EPOGEN® to Aranesp® in the U.S. hospital dialysis clinics. This conversion to Aranesp® is expected to stabilize by mid 2006. On an annual basis we believe demand for EPOGEN® in the freestanding dialysis clinics, which account for the vast majority of EPOGEN® sales, remains consistent with estimated annual patient population growth at approximately 3-4%.

We believe EPOGEN® should experience sales growth in 2006 primarily as a result of patient population growth and the expected stabilization of conversion to Aranesp® in the U.S. hospital dialysis clinics by mid 2006. On an annual basis we believe demand for EPOGEN® in the freestanding dialysis clinics remains consistent with estimated annual patient population growth at approximately 3-4%. Patients receiving treatment for anemia associated with end stage renal disease with EPOGEN® are covered primarily under medical programs provided by the federal government. Therefore, we believe EPOGEN® sales growth will further depend on changes in reimbursement rates or a change in the basis for reimbursement by the federal government (see “Item 1A. Risk Factors in Part II herein – Our sales depend on payment and reimbursement from third-party payers, and, to the extent that reimbursement for our products is reduced, this could negatively impact the utilization of our products.”). We believe EPOGEN® sales growth will also be dependent, in part, on future governmental or private organization regulations or guidelines relating to the use of our products, cost containment pressures from the federal government on health care providers and the effects of pricing.

Neulasta®/NEUPOGEN®

(Amounts in millions)

	Three months ended March 31,
	2006	2005	Change
Neulasta® - U.S.	$497	$416	19%
NEUPOGEN® - U.S.	191	182	5%
U.S. Neulasta®/NEUPOGEN® - Total	688	598	15%
Neulasta® - International	111	85	31%
NEUPOGEN® - International	97	112	(13)%
International Neulasta®/NEUPOGEN® - Total	208	197	6%
Total Worldwide Neulasta®/NEUPOGEN®	$896	$795	13%

The increase in U.S. Neulasta®/NEUPOGEN® sales for the three months ended March 31, 2006 was driven primarily by demand for Neulasta® partially offset by changes in wholesaler inventory levels. U.S. demand for Neulasta® benefited from a product label extension based on new clinical data demonstrating the value of first cycle use in moderate risk chemotherapy regimens. The increase in international Neulasta®/NEUPOGEN® sales for the three months ended March 31, 2006 was driven primarily by demand for Neulasta® and was unfavorably impacted by $18 million from foreign currency exchange rate changes.

We believe that 2006 sales growth for Neulasta®/NEUPOGEN® will be primarily driven by greater first cycle use in the U.S. due to increased awareness of febrile neutropenia. However, future worldwide Neulasta®/NEUPOGEN® sales growth will be dependent, in part, on such factors as: reimbursement by third-party payers (including governments and private insurance plans) (see “Item 1A. Risk Factors in Part II herein – Our sales depend on payment and reimbursement from third-party payers, and, to the extent that reimbursement for our products is reduced, this could negatively impact the utilization of our products.”); cost containment pressures from governments and private insurers on health care providers; governmental or private organization regulations or guidelines relating to the use of our products; government programs such as the 2006 Demonstration Project; penetration of existing markets; patient population growth; the effects of pricing strategies; competitive products or therapies, including follow-on biologic products in Europe; the development of new treatments for cancer; and changes in foreign currency exchange rates. Future chemotherapy treatments that are less myelosuppressive may require less Neulasta®/NEUPOGEN®, however, other future chemotherapy treatments that are more myelosuppressive, such as dose dense chemotherapy, could require more Neulasta®/NEUPOGEN®. NEUPOGEN® competes with Neulasta® in the United States and Europe. U.S. NEUPOGEN® sales have been adversely impacted by conversion to Neulasta®. However, we believe that most of the conversion in the United States has occurred. In Europe, we plan to continue actively converting NEUPOGEN® patients to Neulasta®, emphasizing its less frequent dosing requirements as compared to NEUPOGEN®. However, we cannot accurately predict the rate or timing of future conversion of NEUPOGEN® patients to Neulasta® in Europe.

ENBREL

(Amounts in millions)

	Three months ended March 31,
	2006	2005	Change
ENBREL - U.S.	$629	$570	10%
ENBREL - International	29	22	32%
Total ENBREL	$658	$592	11%

ENBREL sales growth for the three months ended March 31, 2006 was driven by demand in both rheumatology and dermatology. ENBREL continues to maintain a leading position in both segments, although ENBREL sales growth in the first quarter was affected by slowing market growth and increased competitive activities. Segment growth in rheumatology slowed in the first quarter, in part, due to slower than anticipated Medicare Part D patient enrollment. In addition, the combination of competitor pricing strategies and approval of new indications for competitive products resulted in share loss in the rheumatology segment. There was also, to a lesser degree, a share loss in the dermatology segment as a result of approval of new indications for competitive products. Segment growth in dermatology has been further challenged by managed care access, and less patient outreach and education, including direct to consumer advertising, potentially resulting in fewer patients asking their dermatologists about biologic treatment options such as ENBREL.

We believe 2006 sales growth will be driven by increased penetration in both the rheumatology and dermatology settings and as a result of ENBREL beginning in 2006, being eligible for coverage from the U.S. government under Medicare Program Part D. However, future ENBREL sales growth will be dependent, in part, on such factors as: the effects of competing products or therapies; penetration of existing and new markets, including potential new indications; the availability and extent of reimbursement by government and third-party payers; cost containment pressures from governments and private insurers on health care providers; government programs such as Medicare Program Part D; governmental or private organization regulations or guidelines relating to the use of our products; and the effects of pricing strategies (see “Item 1A. Risk Factors in Part II herein – Our sales depend on payment and reimbursement from third-party payers, and, to the extent that reimbursement for our products is reduced, this could negatively impact the utilization of our products.”).

Selected operating expenses

The following table summarizes selected operating expenses (amounts in millions):

	Three months ended March 31,
	2006	2005	Change
Product sales	$3,127	$2,735	14%
Operating expenses:
Cost of sales (excludes amortization of acquired intangible assets)	$552	$489	13%
% of product sales	18%	18%
Research and development	$655	$524	25%
% of product sales	21%	19%
Selling, general and administrative	$689	$577	19%
% of product sales	22%	21%

Cost of sales

Cost of sales, which excludes the amortization of acquired intangible assets (see “Condensed Consolidated Statements of Operations”), increased 13% for the three months ended March 31, 2006, primarily due to higher manufacturing costs, in part due to higher sales volumes. The higher manufacturing costs were also in part due to changes in product mix, specifically the impact of higher ENBREL sales, as manufacturing costs for ENBREL are significantly higher as compared to our other products. Further, ENBREL manufacturing costs were also negatively impacted as a result of our sharing the costs related to the ramp up of Wyeth’s new manufacturing facility, as provided for in our global supply agreement with Wyeth. Royalty expenses included in cost of sales were lower in the first quarter of 2006 as certain contractual royalty obligations on Neulasta®/NEUPOGEN® sales terminated in December 2005.

Research and development

R&D expenses are primarily comprised of salaries and benefits associated with R&D personnel, overhead and occupancy costs, clinical trial and related clinical manufacturing costs, including contract services, and other outside costs. R&D expenses increased 25% for the three months ended March 31, 2006 primarily driven by higher staff-related costs and increased funding to support clinical trials for our late stage programs, including higher manufacturing costs. In addition, R&D costs for the first quarter of 2006 include approximately $29 million in stock option expense, which was not reflected in our Consolidated Results of Operations prior to January 1, 2006 (see “Stock option expense”). During the three months ended March 31, 2006, staff-related costs, including stock option compensation, and clinical trial and clinical manufacturing costs increased approximately $86 million and $44 million, respectively. As the number of large-scale clinical trials initiated during the rest of the year increases we expect to see accelerated growth in R&D expenses as compared to 2005.

Selling, general and administrative

SG&A expenses are primarily comprised of salaries and benefits associated with sales and marketing, finance, legal, and other administrative personnel; outside marketing expenses; overhead and occupancy costs; and other general and administrative costs. SG&A increased 19% for the three months ended March 31, 2006 primarily due to $84 million of costs associated with higher staff levels to support the growing organization, $14 million in higher legal costs associated with ongoing litigation, and $10 million in increased outside marketing expenses in support of our principal products, including the Wyeth profit share related to ENBREL, which has increased due to ENBREL sales growth. Staff-related expenses noted above include approximately $37 million in stock option expense, which was not reflected in our Consolidated Results of Operations prior to January 1, 2006 (see “Stock option expense”).

Interest and other income and (expense), net

Interest and other income (expense), net for the three months ended March 31, 2006 was $80 million of income compared to net expense of $10 million for the three months ended March 31, 2005. The increase in the first quarter of 2006 over the first quarter of 2005 was principally attributable to an increase in interest income.

Income taxes

Our effective tax rate for the three months ended March 31, 2006 was 23.8%, compared with 25.5% for the same period last year. Our effective tax rate for the three months ended March 31, 2006 has decreased primarily due to an increase in the amount of foreign earnings intended to be invested indefinitely outside of the United States. This decrease was partially offset by an increase in the rate due to the expiration of the federal research and experimentation (R&E) credit in 2005 and a one-time taxable dividend from a foreign affiliate. As permitted in Accounting Principles Board Opinion (“APB”) No. 23, “Accounting for Income Taxes – Special Areas”, we do not provide for U.S. income taxes on undistributed earnings of our foreign operations that are intended to be invested indefinitely outside the United States.

See Note 4, “Income taxes”, to the Condensed Consolidated Financial Statements for further discussion.

Stock option expense

On January 1, 2006 we adopted SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R requires us to account for our stock options using a fair-value-based method as described in such statement and recognize the resulting compensation expense in our financial statements. Prior to January 1, 2006, we accounted for our employee stock options using the intrinsic value method under APB No. 25, “Accounting for Stock Issued to Employees” and related Interpretations, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation”, which generally did not result in any employee stock option expense. We adopted SFAS No. 123R using the modified-prospective-transition method. Under this transition method, compensation expense recognized subsequent to adoption includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the values estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair values estimated in accordance with the provisions of SFAS No. 123(R). The modified-prospective-transition method did not require recognition of related compensation expense in our financial statements for prior periods. Comparability, therefore, of the current period financial statements to prior periods will be impacted.

The adoption of SFAS No. 123R will have a material impact on our results of operations for 2006. The actual annual stock option expense in 2006 is dependent on a number of factors including the number of stock options granted, our common stock price and related expected volatility, and other inputs utilized in estimating the fair value of the stock options at the time of grant. As a result of recognizing compensation expense for stock options pursuant to the provisions of SFAS No. 123(R), our income before income taxes and net income for the three months ended March 31, 2006, were $66 million and $45 million lower, respectively, than if we had continued to account for stock options under APB No. 25. In addition, both basic and diluted earnings per share for the three months ended March 31, 2006 were $.04 lower than if we had continued to account for stock options under APB No. 25. We expect the impact of stock option expense to be in the range of $0.12 to $0.14 per share in 2006 compared to $0.19 for 2005 (see Note 2, “Employee stock-based payments” in the Condensed Consolidated Financial Statements). The estimated impact of stock option expense for 2006 is less than the corresponding pro forma expense amount for 2005 principally due to a reduction in the estimated number of stock options to be granted in 2006 in favor of a combination of other equity awards. Other equity awards are comprised principally of restricted stock and performance units. Pre-tax stock-based compensation expense relating to these other equity awards for the quarters ended March 31, 2006 and March 31, 2005 was $34 million and $16 million, respectively. As of March 31, 2006, there was $350 million of total unrecognized compensation cost related to unvested stock options and shares of restricted stock that is expected to be recognized over the weighted-average period of 1.2 years and $181 million of total unrecognized compensation cost related to performance units that is expected to be recognized over the weighted-average period of 1.3 years.

Financial Condition, Liquidity and Capital Resources

The following table summarizes selected financial data (amounts in millions):

	March 31,	December 31,
	2006	2005
Cash, cash equivalents, restricted cash, and marketable securities	$7,147	$5,255
Total assets	31,315	29,297
Current debt	1,763	—
Non-current debt	7,198	3,957
Stockholders’ equity	17,391	20,451

We believe that existing funds, cash generated from operations, and existing sources of and access to financing are adequate to satisfy our working capital, capital expenditure and debt service requirements for the foreseeable future, as well as to support our stock repurchase program and other business initiatives, including acquisitions and licensing activities. However, in order to provide for greater financial flexibility and liquidity, we may raise additional capital from time to time by accessing both public and private markets.

Cash, cash equivalents, and marketable securities

Of the total cash, cash equivalents, and marketable securities at March 31, 2006, approximately $3.7 billion was generated from operations in foreign tax jurisdictions and is intended for use outside the United States. If these funds are repatriated for use in our U.S. operations, additional taxes on certain of these amounts will be required to be paid. In addition, at March 31, 2006, $2.1 billion of cash was restricted for use to acquire the outstanding shares of Abgenix in connection with the acquisition, which closed on April 1, 2006.

Financing arrangements

In February 2006, we issued $2.5 billion principal amount of convertible notes due in 2011 (the “2011 Convertible Notes”) and $2.5 billion principal amount of convertible notes due in 2013 (the “2013 Convertible Notes”) in a private placement. The 2011 Convertible Notes and the 2013 Convertible Notes were issued at par and pay interest at a rate of 0.125% and 0.375%, respectively. The 2011 Convertible Notes and the 2013 Convertible Notes may be convertible based on an initial conversion rate of 12.5247 shares and 12.5814 shares, respectively, per $1,000 principal amount of notes (which represents an initial conversion price of approximately $79.84 and $79.48 per share, respectively). The 2011 Convertible Notes and the 2013 Convertible Notes may only be converted: 1) during any calendar quarter beginning after June 30, 2006 if the closing price of our common stock exceeds 130% of the respective conversion price per share during a defined period at the end of the previous quarter, 2) if we make specified distributions to holders of our common stock or specified corporate transactions occur, or 3) one month prior to the respective maturity date. Upon conversion, a holder would receive: 1) cash equal to the lesser of the principal amount of the note or the conversion value, as defined, and 2) to the extent the conversion value exceeds the principal amount of the note, shares of our common stock, cash, or a combination of common stock and cash, at our option (the “excess conversion value”). In addition, upon a change in control, as defined, the holders may require us to purchase for cash all or a portion of their notes for 100% of the principal amount of the notes plus accrued and unpaid interest, if any. Debt issuance costs totaled approximately $88 million and are being amortized over the life of the notes. Moody’s and Standard & Poor’s rate our outstanding convertible notes A2 and A+, respectively.

In connection with the issuance of these convertible notes, a total of $3.0 billion of our common stock was repurchased under our stock repurchase program. Also concurrent with the issuance of the 2011 Convertible Notes and the 2013 Convertible Notes, we purchased convertible note hedges in private transactions. The convertible note hedges allow us to receive shares of our common stock and/or cash from the counterparties to the transactions equal to the amounts of common stock and/or cash related to the excess conversion value that we would pay to the holders of the 2011 Convertible Notes and the 2013 Convertible Notes upon conversion. These transactions will terminate the earlier of the maturity dates of the related notes or the first day none of the related notes remain outstanding due to conversion or otherwise. The cost of the convertible note hedges, which aggregated approximately $1.5 billion, was recorded as a reduction of equity. The net proceeds from the issuance of the 2011 and 2013 Convertible Notes, the repurchase of common stock and the purchase of the convertible note hedges was $440 million.

Also concurrent with the issuance of the 2011 Convertible Notes and the 2013 Convertible Notes, we sold warrants to acquire shares of our common stock at an exercise price of $107.90 per share in a private placement. Pursuant to these transactions, warrants for approximately 31.3 million shares of our common stock may be settled in May 2011 and warrants for approximately 31.5 million shares of our common stock may be settled in May 2013 (the “settlement dates”). If the average price of our common stock during a defined period ending on or about the respective settlement dates exceeds the exercise price of the warrants, the warrants will be settled, at our option, in cash or shares of our common stock. Proceeds received from the issuance of the warrants totaled approximately $774 million.

As of March 31, 2006 we had zero coupon convertible notes due in 2032 with an accreted value of $1.8 billion outstanding and having an aggregate face amount of $2.36 billion and yield to maturity of 1.125%. The holders of these convertible notes may require us to purchase, generally for cash, all or a portion of their convertible notes on specified dates (the “Put Option”), at a price equal to the original issuance price plus the accrued original issue discount through the purchase date. The next available Put Option date is on March 1, 2007. Accordingly, the convertible notes were classified as current liabilities in the accompanying Condensed Consolidated Balance Sheet as of March 31, 2006. Moody’s and Standard & Poor’s rate our outstanding convertible notes A2 and A+, respectively.

As of March 31, 2006 we had $2.0 billion of long-term notes outstanding. These long-term notes consisted of: 1) $1.0 billion of notes that bear interest at a fixed rate of 4.0% and mature in 2009, and 2) $1.0 billion of notes that bear interest at a fixed rate of 4.85% and mature in 2014. Moody’s and Standard & Poor’s rate our outstanding long-term senior notes A2 and A+, respectively.

As of March 31, 2006, we had $200 million of additional long-term debt securities outstanding. These long-term debt securities consisted of: 1) $100 million of debt securities that bear interest at a fixed rate of 6.5% and mature in 2007 under a $500 million debt shelf registration (the “$500 Million Shelf”), and 2) $100 million of debt securities that bear interest at a fixed rate of 8.1% and mature in 2097. Our outstanding long-term debt is rated A2 by Moody’s and A+ by Standard & Poor’s. Under the $500 Million Shelf, all of the remaining $400 million of debt securities available for issuance may be offered from time to time under our medium-term note program with terms to be determined at the time of issuance.

We have a $1.0 billion unsecured revolving credit facility to be used for general corporate purposes, including commercial paper support, which matures in November 2010. Additionally, we have a commercial paper program, which provides for unsecured, short-term borrowings of up to an aggregate of $1.2 billion. No amounts were outstanding under the credit facility or commercial paper program as of March 31, 2006.

We have a $1.0 billion shelf registration (the “$1 Billion Shelf”) which allows us to issue debt securities, common stock, and associated preferred share purchase rights, preferred stock, warrants to purchase debt securities, common stock or preferred stock, securities purchase contracts, securities purchase units and depositary shares. The $1 Billion Shelf was established to provide for further financial flexibility and the securities available for issuance may be offered from time to time with terms to be determined at the time of issuance. As of March 31, 2006, no securities had been issued under the $1 Billion Shelf.

Certain of our financing arrangements contain non-financial covenants and as of March 31, 2006, we are in compliance with all applicable covenants.

Cash flows

The following table summarizes our cash flow activity (amounts in millions):

	Three months ended March 31,
	2006	2005
Net cash provided by operating activities	$1,183	$1,123
Net cash (used in) provided by investing activities	(2,200)	1,266
Net cash provided by (used in) financing activities	924	(2,732)

Operating

Cash provided by operating activities has been and is expected to continue to be our primary recurring source of funds. The increase in cash provided by operating activities during the three months ended March 31, 2006 resulted primarily from higher cash receipts from customers driven by the growth in product sales. (See Condensed Consolidated Statements of Cash Flows).

Investing

Capital expenditures totaled $225 million during the three months ended March 31, 2006, compared with $198 million during the same period last year. The capital expenditures during the three months ended March 31, 2006 were primarily associated with ongoing manufacturing and site expansion in Puerto Rico, manufacturing expansion in Colorado, site development in Rhode Island and Thousand Oaks, and costs associated with implementing our global enterprise resource planning system.

Capital expenditures for the three months ended March 31, 2005 were primarily associated with manufacturing and site expansion in Puerto Rico, manufacturing expansion in Colorado,

administration and site development in Thousand Oaks, and building improvements for our research facility in Massachusetts.

We currently estimate 2006 spending on capital projects and equipment to be in excess of $1 billion as we continue to increase our manufacturing and R&D operations globally and implementation of our global enterprise resource planning system. The most significant of these expenditures are expected to be incurred with the start of engineering and construction of a new process development, bulk manufacturing and formulation, fill, and finish facility in Ireland, the further expansion of the Puerto Rico bulk manufacturing, formulation, fill, and finish facilities, the expansion of R&D operations at existing sites in the United States and the United Kingdom, and construction of a new development center in Uxbridge, United Kingdom.

On April 1, 2006, we completed our acquisition of Abgenix and paid $2.1 billion in cash to the shareholders of Abgenix to acquire the outstanding shares. In addition, we acquired approximately $262 million in Abgenix cash and assumed approximately $703 million fair value of Abgenix debt most of which is expected to be paid off within 90 days of the acquisition.

Financing

In February 2006, we issued $5.0 billion convertible notes, of which $2.5 billion pay interest at 0.125% and are due in 2011 and $2.5 billion pay interest at 0.375% and are due in 2013. In connection with the issuance of these convertible notes, a total of $3.0 billion of our common stock was repurchased under our stock repurchase program. Also concurrent with the issuance of these convertible notes, we purchased convertible note hedges at a cost of approximately $1.5 billion. The net proceeds received from the issuance of the 2011 and 2013 Convertible Notes, the repurchase of common stock and the purchase of the convertible note hedges was $440 million. Also concurrent with the issuance of the convertible notes, we sold 62.8 million warrants to acquire shares of our common stock for proceeds of $774 million, 31.3 million of which may be settled in May 2011 and 31.5 million of which may be settled in May 2013. For further information on these transactions, see “Financing arrangements” above.

During the three months ended March 31, 2006 and 2005, we repurchased 46.7 million and 26.8 million shares of our common stock, respectively, at a total cost of $3,386 million and $1,675 million, respectively. As of March 31, 2006, we had $3,165 million available for stock repurchases under our stock repurchase program authorized by the Board of Directors. The manner of purchases, amount we spend, and the number of shares repurchased will vary based on a variety of factors including the stock price and blackout periods in which we are restricted from repurchasing shares, and may include private block purchases as well as market transactions. Repurchases under our stock repurchase program reflect, in part, our confidence in the long-term value of Amgen common stock. Additionally, we believe that it is an effective way of returning cash to our stockholders.

See Part II – Other Information, Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities for additional information regarding our stock repurchase program.

On March 2, 2005, as a result of certain holders of the zero coupon convertible notes due in 2032 exercising their March 1, 2005 Put Option, we repurchased $1.59 billion aggregate principal amount or approximately 40% of the then outstanding convertible notes at their then-accreted value for $1,175 million in cash.

We receive cash from the exercise of employee stock options and proceeds from the sale of stock pursuant to the employee stock purchase plan. Employee stock option exercises and proceeds from the sale of stock by us pursuant to the employee stock purchase plans provided $89 million and $128 million of cash during the three months ended March 31, 2006 and 2005, respectively. Proceeds from the exercise of employee stock options will vary from period to period based upon, among other factors, fluctuations in the market value of our stock relative to the exercise price of such options.

Item 4.                                   Controls and Procedures

We maintain “disclosure controls and procedures”, as such term is defined under Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in Amgen’s Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to Amgen’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, Amgen’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and in reaching a reasonable level of assurance Amgen’s management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation under the supervision and with the participation of our management, including Amgen’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Amgen’s disclosure controls and procedures. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2006.

Further, management determined that, as of March 31, 2006, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter then ended that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.                                   Legal Proceedings

Certain of our legal proceedings are reported in our Annual Report on Form 10-K for the year ended December 31, 2005, with material developments since that report described below. While it is not possible to accurately predict or determine the eventual outcome of these items, we do not believe any such items currently pending will have a material adverse effect on our consolidated financial position or liquidity, although an adverse resolution in any quarterly or annual reporting period of one or more of these items could have a material impact on the consolidated results of our operations for that period.

Israel Bio-Engineering Project Litigation  (“IBEP”)

On April 5, 2006 IBEP filed its brief to the U.S. Court of Appeals for the Federal Circuit.

Average Wholesale Price Litigation

In the Multi-District Litigation (the “MDL”) Proceeding, the Massachusetts District Court set a hearing date of July 20, 2006 for plaintiffs motion for class certification as to the Phase II defendants, which include Amgen and Immunex Corporation (“Immunex”). Also in the MDL Proceeding, the Court set a hearing date of May 22, 2006 for defendants’ motions to dismiss the California Attorney General complaint (State of California v. Abbott Laboratories, Inc., et. al.). Immunex, and not Amgen, is a defendant in the State of California case.

•                  Commonwealth of Pennsylvania v. TAP Pharmaceutical Products, Inc., et al.

Immunex filed an answer to Commonwealth of Pennsylvania’s amended complaint on April 6, 2006.

•                  Commonwealth of Kentucky v. Alphapharma, Inc., et al.

The case was remanded to state court, the Franklin County Circuit Court, Franklin County, Kentucky on March 16, 2006. A hearing on defendants’ (which include Amgen and Immunex) motion to dismiss has been scheduled for June 6, 2006.

•                  People of State of Illinois v. Abbott Laboratories, Inc., et. al

The case was remanded to state court, Circuit Court for Cook County, Illinois on March 16, 2006.

•                  County of Erie v. Abbott Laboratories, Inc., et al

A hearing on defendants’ (which includes Amgen and Immunex) motion to dismiss was held on May 2, 2006.

Ortho Biotech Litigation

Amgen and Ortho Biotech Products, L.P. (“Ortho Biotech”) agreed to the completion of discovery on Ortho Biotech’s preliminary injunction motion by April 21, 2006. A hearing has been set on Ortho Biotech’s motion for preliminary injunction for June 12th through 15th, 2006 in Trenton, New Jersey.

Roche Matters

Amgen Inc. v. F. Hoffmann-La Roche Ltd., et al.

On April 11, 2006, F. Hoffman-La Roche Ltd., Roche Diagnostics GmbH, and Hoffman –La Roche, Inc. (collectively, “Roche”) filed motions to dismiss the lawsuit arguing a lack of subject matter jurisdiction and lack of personal jurisdiction over F. Hoffmann-La Roche Ltd. and Roche Diagnostics GmbH. Amgen filed its response to the motions to dismiss on April 25, 2006 and oral arguments on the motions to dismiss have been scheduled for May 10, 2006.

U.S. International Trade Commission

On April 11, 2006, Amgen filed a Complaint with the U.S. International Trade Commission (“ITC”) in Washington D.C. requesting that the ITC institute an investigation of Roche’s importation of pegylated recombinant human erythropoietin (“peg-EPO”) into the U.S. as Amgen believes that importation of peg-EPO is unlawful because peg-EPO, and the method of its manufacture, are covered by Amgen’s EPO patents. Amgen is asking the ITC to issue a permanent exclusion order that would prohibit importation of peg-EPO into the United States. The ITC has voted to institute an investigation of Roche’s importation of peg-EPO into the U.S.

Amgen Inc., et. al. v. Ariad Pharmaceuticals, Inc.

On April 20, 2006, Amgen, Immunex, Amgen USA Inc., Amgen Manufacturing, Limited and Immunex Rhode Island Corporation filed a complaint against Ariad Pharmaceuticals, Inc. (“Ariad”) in the United States District Court in Delaware requesting that the court declare all of the claims of U.S. Patent Number 6,410,516 (the “‘516 patent”) invalid and not infringed by any activities related to Enbrel® or Kineret®. The ‘516 patent is exclusively licensed to Ariad. Ariad was served with the complaint on April 24, 2006.

Item 1A.                          Risk Factors

The following items are representative of the risks, uncertainties, and assumptions that could affect the outcome of the forward looking statements and actual results could be materially different.

If our intellectual property positions are challenged, invalidated, circumvented or expire, or if we fail to prevail in present and future intellectual property litigation, our business could be adversely affected.

The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and often involve complex legal, scientific, and factual questions. To date, there has emerged no consistent policy regarding breadth of claims allowed in such companies’ patents. Third parties may challenge, invalidate, or circumvent our patents and patent applications relating to our products, product candidates, and technologies. In addition, our patent positions might not protect us against competitors with similar products or technologies because competing products or technologies may not infringe our patents. For certain of our product candidates, there are third parties who have patents or pending patents that they may claim prevent us from commercializing these product candidates in certain territories. Patent disputes are frequent, costly, and can preclude or delay commercialization of products. We are currently, and in the future may be, involved in patent litigation. For example, F. Hoffmann-La Roche Ltd (“Roche”) is developing a pegylated erythropoietin molecule that, according to Roche’s public statements, they expect to bring to the U.S. market despite their acknowledgement of our U.S. erythropoietin patents. On November 8, 2005, we filed a lawsuit against Roche for patent infringement of six of our U.S. patents. This lawsuit is described in “Item 1. Legal Proceedings – Amgen Inc. v. F. Hoffmann-La Roche Ltd., et al.” in our Form 10-K for the year ended December 31, 2005, and updated in Item 1. Legal Proceedings – Roche Matters” above. In addition, on April 11, 2006, we filed a complaint with the U.S. International Trade Commission (ITC) requesting that the ITC institute an investigation of Roche’s importation of pegylated recombinant human erythropoietin. This matter is described in “Item 1. Legal Proceedings – Roche Matters.” Further, we are currently involved in an ongoing patent infringement lawsuit against Transkaryotic Therapies, Inc. (“TKT”) and Aventis with respect to our erythropoietin patents. If we lose or settle current or future litigations at certain stages or entirely, we could be: subject to competition and/or significant liabilities; required to enter into third-party licenses for the infringed product or technology; or required to cease using the technology or product in dispute. In addition, we cannot guarantee that such licenses will be available on terms acceptable to us, or at all.

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

We also have been granted or obtained rights to patents in Europe relating to: erythropoietin; G-CSF; pegfilgrastim (pegylated G-CSF); etanercept; two relating to darbepoetin alfa; and hyperglycosylated erythropoietic proteins. Our principal European patent relating to erythropoietin expired on December 12, 2004 and our principal European patent relating to G-CSF expires on August 22, 2006. We believe that after the expiration of each of these patents, other companies could receive approval for and market follow-on or biosimilar products to compete with these products in the EU; presenting additional competition to our products. (See “—Our marketed products face substantial competition and other companies may discover, develop, acquire or commercialize products before or more successfully than we do.”) While we do not market erythropoietin in Europe as this right belongs to Johnson & Johnson (through Kirin Amgen, Inc. (“KA”)), we do market Aranesp® in the EU, which competes with Johnson & Johnson’s EPREX® product, Roche’s Neorecormon® product, and others’ erythropoietin products. Although we cannot predict with certainty when the first biosimilar products could appear on the market in the EU, we expect that biosimilar erythropoietin products may be approved in the EU beginning in 2007 and could be available in the EU shortly after approval. In addition, based on an announcement by Shire Pharmaceuticals Group plc (“Shire”), we expect that a competing erythropoietin product, manufactured by Shire, may appear on the market in the EU in the first half of 2007. We also expect that the first biosimilar G-CSF product may be approved as early as mid-2007 and that it would compete with Neulasta® and NEUPOGEN®. In first quarter of 2006, the European Medicines Agency (“EMEA”) developed and issued final regulatory guidelines related to the development and approval of biosimilar products. The final guidelines included clinical trial guidance for certain biosimilar products including erythropoietins and granulocyte-colony stimulating factors, which guidance recommends that applicants seeking approval of such biosimilar products conduct fairly extensive pharmacodynamic, toxicological, clinical safety studies and a pharmacovigilance program. Although, we cannot predict whether or to what extent the entry of biosimilar products would impact future Aranesp®, Neulasta® or NEUPOGEN® sales in the EU, biosimilar or other products that effectively compete with our products could reduce sales which could have a material adverse affect on our results of operations.

Before we commercialize and sell any of our product candidates, we must conduct clinical trials in humans; if we fail to adequately manage these trials we may not be able to sell future products and our sales could be adversely affected.

Before we can sell any products, we must conduct clinical trials which demonstrate that our product candidates are safe and effective for use in humans for the indications sought. The results of these clinical trials are used as the basis to obtain regulatory approval from government authorities such as the U.S. Food and Drug Administration (“FDA”). Clinical trials are experiments conducted using our product candidates in human patients having the diseases or medical conditions we are trying to address. Conducting clinical trials is a complex, time-consuming and expensive process. We are required to conduct clinical trials using an appropriate number of trial sites and patients to support the product label claims we are seeking. The length of time, number of trial sites and patients required for clinical trials vary substantially according to the type, complexity, novelty and intended use of the product candidate, and therefore, we may spend as much as several years completing certain trials. Additionally, clinical trials must be designed based on the current standard of medical care. However in certain diseases, such as cancer, the standard of care is evolving rapidly. In these diseases, the duration of time needed to complete certain clinical trials may result in the design of such clinical trials being based on an out of date standard of medical care; limiting the utility and application of such trials. Further, the time within which we can complete our clinical trials depends in large part on the rate of patient enrollment. Patient enrollment is a function of several factors, including the size of the patient population, enrollment criteria, the proximity of the patients to the trial sites, and competition with other clinical trials for eligible patients. As such, there may be limited availability of patients who meet the criteria for certain clinical trials. Delays in planned patient enrollment can result in increased development costs, delays in regulatory approvals and associated delays in product candidates reaching the market. Patients may also suffer adverse medical events or side effects in the course of our clinical trials that may delay or prohibit regulatory approval of our product candidates. Of course, even if we successfully manage our clinical trials, we may not obtain favorable clinical trial results and may not be able to obtain regulatory approval on this basis.

The number, size, duration and complexity of our clinical trials has increased and we expect will continue to increase significantly for 2006, in particular with respect to denosumab, our late-stage investigational product for osteoporosis and metastatic bone cancer. As the number of large-scale clinical trials initiated during the rest of the year increases, we expect to see accelerated growth in research and development expense in 2006 as compared to 2005. For example, testing denosumab in the osteoporosis setting requires large clinical trials, substantial time and resources to recruit patients and significant expense to execute. We have begun one and expect to begin conducting ten additional “mega-site” trials (involving 200 or more sites) in 2006 to support denosumab and our other late-stage programs. To execute our clinical trial programs, we need to accelerate the growth of our development organization, implement new management structures and approaches and increase dependence on third-party contract clinical trial providers. Further, to increase the number of patients available for enrollment for our clinical trials, we are planning to open clinical sites and enroll patients in a number of new geographic locations where our experience conducting clinical trials is more limited, including Russia, China, India and some Central and South American countries. We plan to conduct clinical trial activities in these new territories with the assistance of third-party contract clinical trial providers.

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

We may not be able to develop commercial products.

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

•                  we and certain of our licensors or partners may fail to effectively conduct clinical development or clinical manufacturing activities

Several of our product candidates have failed or been discontinued at various stages in the product development process, including, but not limited to, Brain Derived Neurotrophic Factor (“BDNF”), Megakaryocyte Growth and Development Factor (“MGDF”), and Glial Cell Lined-Derived Neurotrophic Factor (“GDNF”). For example, in 1997, we announced the failure of BDNF for the treatment of amyotrophic lateral sclerosis, or Lou Gehrig’s Disease, because the product candidate, when administered by injection, did not produce acceptable clinical results for a specific use after a phase 3 trial, even though BDNF had progressed successfully through preclinical and earlier clinical trials. In addition, in 1998, we discontinued development of MGDF, a novel platelet growth factor, at the phase 3 trial stage after several people in platelet donation trials developed low platelet counts and neutralizing antibodies. Also, in June 2004, we announced that the phase 2 study of GDNF for the treatment of advanced Parkinson’s disease did not meet the primary study endpoint upon completion of nine months of the double-blind treatment phase of the study even though a small phase 1 pilot investigator initiated open label study over a three year period appeared to result in improvements for advanced Parkinson’s disease patients. Subsequently, in the fall of 2004 we discontinued clinical development of GDNF in patients with advanced Parkinson’s disease after several patients in the phase 2 study developed neutralizing antibodies and new preclinical data showed that GDNF caused irreversible damage to the area of the brain critical to movement control and coordination. On February 11, 2005, we confirmed our previous decision to halt clinical trials and, as a part of that decision and based on thorough scientific review, we also concluded that we will not provide GDNF to the 48 patients who participated in clinical trials that were terminated in the fall of 2004. Of course, there may be other factors that prevent us from marketing a product. We cannot guarantee we will be able to produce or manufacture commercially successful products. (See “—Difficulties, disruptions or delays in manufacturing or failure to comply with manufacturing regulations may limit supply of our products and limit our product sales.”, “—Our current products and products in development cannot be sold if we do not maintain regulatory approval of our products and we may be required to perform additional clinical trials or change the labeling of our products if we or others identify side effects after our products are on the market.” and “—Before we commercialize and sell any of our product candidates, we must conduct clinical trials in humans; if we fail to adequately manage these trials we may not be able to sell future products and our sales could be adversely affected.”)

Our sales depend on payment and reimbursement from third-party payers, and, to the extent that reimbursement for our products is reduced, this could negatively impact the utilization of our products.

In the United States, dialysis providers are primarily reimbursed for EPOGEN® by the federal government through the End Stage Renal Disease Program (“ESRD Program”) of Medicare. The ESRD Program reimburses approved providers for 80% of allowed dialysis costs; the remainder is paid by other sources, including patients, state Medicaid programs, private insurance, and to a lesser extent, state kidney patient programs. The ESRD Program reimbursement rate is established by federal law and is monitored and implemented by the Centers for Medicare & Medicaid Services (“CMS”). Most patients receiving Aranesp®, Neulasta®, and NEUPOGEN® for approved indications are covered by both government and private payer health care programs. Since January 1, 2006, ENBREL and Sensipar® are eligible for coverage from the U.S. government under Medicare Part D. Although both ENBREL and Sensipar® have received broad formulary placement in 2006, Part D formulary placements are made by individual Part D plan sponsors with oversight by CMS and are subject to revision in the future. Therefore, sales of all of our principal products are dependent, in part, on the availability and extent of reimbursement from third-party payers, including governments and private insurance plans. Generally, worldwide use of our products may be affected by cost containment pressures and cost shifting from governments and private insurers on health care providers in response to ongoing initiatives to reduce health care expenditures.

The Medicare Prescription Drug Improvement and Modernization Act (or the “Medicare Modernization Act” (“MMA”)) was enacted into law in December 2003 and became effective January 1, 2005. Changes resulting from the MMA, which lowered reimbursement for our products, could negatively affect product sales of some of our marketed products. However in 2005, we believe that our product sales were not significantly impacted by the reimbursement changes resulting from the MMA. We believe this was, in part, due to the effects of CMS’ oncology demonstration project (the “2005 Demonstration Project”) on sales of our products used in supportive cancer care, especially Aranesp®. Furthermore, we believe this was also, in part, due to increased reimbursement rates to physicians from CMS for services associated with drug administration. The 2005 Demonstration Project, which provided financial incentives to physicians for collecting and reporting oncology patient survey data, expired on December 31, 2005. In November 2005, CMS announced a new demonstration project (the “2006 Demonstration Project”) that uses different criteria for how patients with cancer are evaluated and treated and that is targeted at approximately half of the funding originally targeted for the 2005 Demonstration Project. The final rule for the 2006 Medicare Physician Fee Schedule Payment Final Rule issued in November 2005 reduced payments for physician services in 2006 by approximately 4.4% on average. Although legislation eliminated this reduction for 2006, it is uncertain whether payments for physician services will again be reduced after 2006. Because we cannot accurately predict the impact of any such changes on how, or under what circumstances, healthcare providers will prescribe or administer our products, we cannot estimate the full impact of the MMA on our business. However, we believe that it is not likely to be significant to our business in 2006.

The main components of the MMA that affect our currently marketed products are as follows:

•                  Through 2004, the Average Wholesale Price (“AWP”) mechanism was the basis of Medicare Part B payment for covered outpatient drugs and biologics. Since January 1, 2005, in the physician clinic setting, Aranesp®, Neulasta® and NEUPOGEN® are being reimbursed under a Medicare Part B payment methodology that reimburses each product at 106% of its “average sales price” (“ASP”) (sometimes referred to as

“ASP+6%”). ASP is calculated by the manufacturer based on a statutorily defined formula and submitted to CMS. A product’s ASP is calculated on a quarterly basis and therefore may change each quarter. The ASP in effect for a given quarter (the “Current Period”) is based upon certain historical sales and sales incentive data covering a statutorily defined period of time preceding the Current Period. For example, the ASP for Aranesp® that we submit for the third quarter of 2006 will be based on certain historical sales and sales incentive data for Aranesp® from April 1, 2005 through March 31, 2006. CMS publishes the ASPs for products in advance of the quarter in which they go into effect. The ASPs for Aranesp® and Neulasta® trended downward during the first three quarters of 2005, began to stabilize during the fourth quarter of 2005 and the first quarter of 2006 and had a small increase for the second quarter of 2006.

•                  Per the MMA, beginning in 2006, physicians in the physician clinic setting will have the choice between purchasing and billing for drugs under the ASP+6% system or obtaining drugs from vendors selected by CMS under the “competitive acquisition program” (“CAP”). Physicians who select to obtain drugs from CAP will no longer purchase or obtain reimbursement directly for such drugs under Medicare. CMS issued a final rule related to CAP in November 2005. Based on this final rule, the election period for 2006 was scheduled to occur between April 3 and May 15, 2006 for participation from July 1 through December 31, 2006, however, the beginning of physician enrollment has not yet been announced by CMS. In April, CMS announced that BioScrip would be the sole initial vendor for CAP. Based on the final rule for CAP, we do not anticipate widespread adoption of this program initially. Nevertheless, because we cannot fully predict how many physicians will select to obtain drugs from CAP, we cannot predict the full impact of the CAP on our business. However, pursuant to the final rule, discounts to CAP vendors are excluded from the calculation of ASPs and therefore do not have the potential to impact the ASPs for our products that would be available through the CAP.

•                  Medicare’s hospital outpatient prospective payment system (“OPPS”), which determines payment rates for specified covered outpatient drugs and biologics in the hospital outpatient setting, utilized AWP as the basis for reimbursement in 2005. CMS’ 2005 reimbursement rate, as in 2003 and 2004, continued the application of an “equitable adjustment” such that the 2005 Aranesp® reimbursement rate was based on the AWP of PROCRIT®. For 2005, the reimbursement rate for Aranesp® was 83% of the AWP for PROCRIT®, down from 88% of the AWP for PROCRIT® in 2004, with a dose conversion ratio of 330 U PROCRIT® to 1 mcg Aranesp®, the same ratio as 2004. Effective January 1, 2006, the OPPS system changed from an AWP based reimbursement system to a system based on ASP. This change affects Aranesp®, Neulasta® and NEUPOGEN® when administered in the hospital outpatient setting. The OPPS rule for 2006 bases reimbursement for non-pass through products such as Aranesp®, Neulasta® and NEUPOGEN® on an ASP+6% using the same payment amounts as used in the physician clinic setting and does not apply an “equitable adjustment” to tie the reimbursement rate for Aranesp® to PROCRIT® using a dose conversion ratio. In the final rule, CMS noted that it reserves the right to apply “equitable adjustment” to the Aranesp® reimbursement rate calculation methodology in years after 2006.

•                  Pursuant to final rules issued by CMS on November 3, 2004, Medicare reimbursement for EPOGEN® used in the dialysis setting for calendar year 2005 changed from the previous rate in 2004 of $10 per 1,000 Units to $9.76 per 1,000 Units, in 2005, a rate based upon an average acquisition cost for 2003 determined by the Office of the Inspector General (“OIG”) and adjusted for price inflation based on the Producer Price Index for pharmaceutical products. Pursuant to the CMS final rules, the difference between the 2004 reimbursement rates for all drugs separately billed outside the dialysis composite rate (including EPOGEN®) and the 2005 reimbursement rates for such drugs was added to the composite rate that dialysis providers receive for dialysis treatment. Pursuant to the Medicare Physician Fee Schedule Payment Final Rule, effective January 1, 2006, the payment mechanism for separately reimbursed dialysis drugs in both freestanding and hospital-based dialysis centers, including EPOGEN® and Aranesp®, is reimbursed by Medicare at ASP+6% using the same payment amounts used in the physician clinic setting and calculated quarterly in the same manner as described above for our products under the Medicare Part B payment methodology. Based on this final rule, the reimbursement rate for EPOGEN®, for the first and second quarters of 2006 decreased from the reimbursement rate in 2005 and we expect that the reimbursement rates for the remainder of 2006 will also be lower than the corresponding period for 2005. Because we cannot accurately predict the extent to which this reduced reimbursement will impact how, or under what circumstances, healthcare providers will prescribe or administer EPOGEN®, we cannot estimate the full impact of the reduced reimbursement rate on our EPOGEN® product sales. However, we believe that it is not likely to be significant in 2006.

•                     The Office of the Inspector General (OIG) released a study entitled “Medicare Reimbursement for New End Stage Renal Disease Drugs” on March 31, 2006. A section of the MMA required OIG to study “new” drugs’ acquisition costs. A small fraction of providers (approximately 1 percent of all dialysis centers) were identified by the OIG as using Aranesp® for treatment of anemia in dialysis patients and were surveyed by the OIG for the study. The OIG data indicated that 99.9% of “new” drug expenditures in dialysis were for Aranesp®, so Aranesp® was the only drug studied in the report. The OIG stated that this small group of providers acquired Aranesp® at prices below the Medicare reimbursement amount, at an average of 17.5% below the dollar-weighted average Medicare reimbursement rate (ASP+6%) for 2005. The report noted that Aranesp® dialysis expenditures accounted for less than 2% ($26 million) of total Medicare reimbursement for all ESRD drugs billed by independent dialysis facilities compared to the almost $800 million reimbursed by Medicare Part B in 2005 for darbepoetin alfa provided in physician offices. The results of this report by the OIG may be taken into consideration by CMS in setting payment rates for Aranesp®, although the OIG made no specific recommendations in the report. To the extent that CMS uses this report to lower reimbursement for Aranesp®, patient access and our sales may be negatively impacted.

In addition, on November 9, 2005, CMS released a final revision to the Hematocrit Measurement Audit Program Memorandum (“HMA-PM”), a Medicare payment review mechanism used by CMS to audit EPOGEN® and Aranesp® (when used in dialysis) utilization and appropriate hematocrit outcomes of dialysis patients. The new policy, Claims Monitoring Policy: Erythropoietin/darbepoetin alfa usage for beneficiaries with end stage renal disease (“Claims Monitoring Policy”), became effective April 1, 2006. The final Claims Monitoring Policy provides that if a patient’s hemoglobin is greater than 13 grams per deciliter, providers are instructed to reduce the patient’s EPOGEN® and Aranesp® dose by twenty-five percent. If the provider does not reduce the patient’s EPOGEN® and Aranesp® dose and there is no medical documentation to support the higher dosage, reimbursement will be reduced to the level it would have been had the provider reduced dosage by twenty-five percent. Based on our preliminary evaluation, we do not expect the new Claims Monitoring Policy to have a negative impact on EPOGEN® and Aranesp® sales and given the importance of EPOGEN® and Aranesp® for maintaining the quality of care for dialysis patients, we do not expect that the new policy will substantially impact the utilization of EPOGEN® and Aranesp®. However, we are currently in the process of further evaluating the new Claims Monitoring Policy. As a result, we cannot predict the potential full impact of this final guidance on our business.

If, and when, reimbursement rates or availability for our marketed products changes adversely or if we fail to obtain adequate reimbursement for our current or future products, health care providers may limit how much or under what circumstances they will prescribe or administer them, which could reduce the use of our products or cause us to reduce the price of our products. This could result in lower product sales, which could have a material adverse effect on us and our results of operations. For example, the use of EPOGEN® in the United States in connection with treatment for end stage renal disease is funded primarily by the U.S. federal government. In early 1997, CMS, formerly known as Healthcare Financing Administration (“HCFA”), instituted a reimbursement change for EPOGEN®, which materially and adversely affected our EPOGEN® sales until the policies were revised. Also, we believe the increasing emphasis on cost-containment initiatives in the United States, Europe, and other countries has and will continue to put pressure on the price and usage of our products, which may adversely impact product sales. Further, when a new therapeutic product is approved, the governmental and/or private coverage and reimbursement for that product is uncertain and a failure to demonstrate clear economic value associated with the use of a new therapeutic product as compared to existing therapeutic products or practices may result in inadequate or no reimbursement. We cannot predict the availability or amount of reimbursement for our approved products or product candidates, including those at a late stage of development, and current reimbursement policies for marketed products may change at any time. Sales of all our products are and will be affected by government and private payer reimbursement policies. Reduction in reimbursement for our products could have a material adverse effect on our product sales and results of operations.

We rely on single third-party suppliers for some our raw materials, medical devices and components; if these third-parties fail to supply these items, we may be unable to supply our products.

Certain raw materials necessary for commercial manufacturing and formulation of our products are provided by single-source unaffiliated third-party suppliers. Also, certain medical devices and components necessary for formulation, fill, and finish of our products are provided by single-source unaffiliated third-party suppliers. Certain of these raw materials, medical devices, and components are the proprietary products of these unaffiliated third-party suppliers and, in some cases, such proprietary products are specifically cited in our drug application with the FDA so that they must be obtained from that specific sole source and could not be obtained from another supplier unless and until the FDA approved that other supplier. We would be unable to obtain these raw materials, medical devices, or components for an indeterminate period of time if these third-party single-source suppliers were to cease or interrupt production or otherwise fail to supply these materials or products to us for any reason, including due to regulatory requirements or action, due to adverse financial developments at or affecting the supplier, and/or due to unexpected demand, labor shortages or disputes. We would also be unable to obtain these materials, devices and components for an indeterminate period of time if such supply were subsequently found to not be in compliance with our quality standards or resulted in quality failures or product contamination and/or recall when used to manufacture, formulate, fill, or finish our products. These events could adversely affect our ability to satisfy demand for our products, which could adversely affect our product sales and operating results materially. For example, we have experienced shortages in certain components necessary for the formulation, fill, and finish of certain of our products in our Puerto Rico facility without impact on our ability to supply these products. However, we may experience these shortages in the future resulting in delayed shipments, supply constraints and/or stock-outs of our products.

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

Our current products and products in development cannot be sold if we do not maintain regulatory approval of our products and we may be required to perform additional clinical trials or change the labeling of our products if we or others identify side effects after our products are on the market.

We and certain of our licensors and partners conduct research, preclinical testing, and clinical trials for our product candidates. In addition, we manufacture and contract manufacture and certain of our licensors and partners manufacture our product candidates. We also manufacture and contract manufacture, price, sell, distribute, and market or co-market our products for their approved indications. These activities are subject to extensive regulation by numerous state and federal governmental authorities in the United States, such as the FDA and CMS, as well as in foreign countries, including European countries, Canada, Australia and Japan. Currently, we are required in the United States and in foreign countries to obtain approval from those countries’ regulatory authorities before we can manufacture (or have our third-party manufacturers produce), market and sell our products in those countries. In our experience, obtaining regulatory approval is costly and takes many years, and after it is obtained, remains costly to maintain. With the occurrence of a number of high profile safety events with certain pharmaceutical products such as Vioxx and Bextra, regulatory authorities, medical professionals including physicians and investigators, and the general public are increasingly concerned about potential or perceived safety issues associated with pharmaceutical and biological products. As a result, clinical trials may receive greater scrutiny with respect to safety. Any safety concerns may result in the FDA or other regulatory authorities requiring longer or additional clinical trials that may result in substantial additional expense. (See “—Before we commercialize and sell any of our product candidates, we must conduct clinical trials in humans; if we fail to adequately manage these trials we may not be able to sell future products and our sales could be adversely affected.”) In addition, if regulatory authorities determine that we or our licensor or partner conducting research and development activities on our behalf have not complied with regulations in the research and development of a product candidate, then they may not approve the product candidate and we will not be able to market and sell it. If we were unable to market and sell our products or product candidates, our business and results of operations would be materially and adversely affected.

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

If we or others identify side effects after any of our products are on the market, or if manufacturing problems occur, regulatory approval may be withdrawn and reformulation of our products, additional clinical trials, changes in labeling of our products, and changes to or re-approvals of our manufacturing facilities may be required, any of which could have a material adverse effect on sales of the affected products and on our business and results of operations. After any of our products are approved for commercial use, we or regulatory bodies could decide, and have in the past decided, that changes to our product labeling are required. Label changes may be necessary for a number of reasons, including: the identification of actual or theoretical safety or efficacy concerns by regulatory agencies; the discovery of significant problems with a similar product that implicates an entire class of products or subsequent concerns about the sufficiency of the data or studies underlying the label. For example, the FDA instituted a class label change for the three recombinant erythropoiesis stimulating proteins (ESPs) marketed in the U.S. The label change to the class, which included EPOGEN® and Aranesp®, added information about pure red cell aplasia (PRCA) to the adverse event profile section to the three ESP product labels’ in the U.S. Any significant concerns raised about the safety or efficacy of our products could also result in the need to reformulate those products, to conduct additional clinical trials, to make changes to our manufacturing processes, or to seek re-approval of our manufacturing facilities. Significant concerns about the safety and effectiveness of a product could ultimately lead to the revocation of its marketing approval. The revision of product labeling or the regulatory actions described above could be required even if there is no clearly established connection between the product and the safety or efficacy concerns that have been raised. If the revision of product labeling or the regulatory actions described above resulted in decreased use of our products, it could have a material adverse effect on sales of the affected products and on our business and results of operations.

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

Difficulties, disruptions or delays in manufacturing or failure to comply with manufacturing regulations may limit supply of our products and limit our product sales.

We currently manufacture and market all our principal products, and we plan to manufacture and market many of our potential products. Manufacturing biologic human therapeutic products is difficult, complex and highly regulated. (See “—Our current products and products in development cannot be sold if we do not maintain regulatory approval of our products and we may be required to perform additional clinical trials or change the labeling of our products if we or others identify side effects after our products are on the market.”) Our ability to adequately and timely manufacture and supply our products is dependent on the uninterrupted and efficient operation of our facilities which is impacted by many manufacturing variables, such as availability or contamination of raw materials and components used in the manufacturing process, particularly those for which we have no other source or supplier, facility capacity, facility contamination, compliance with regulatory requirements, forecasts of future demand, the timing and actual number of production runs, production success rates, bulk drug yields, and the timing and outcome of product quality testing. If we have problems in one or more of these or other manufacturing variables, we may experience delayed shipments, supply constraints, stock-outs and/or recalls of our products. For example, in the second quarter of 2002, the prior co-marketers with respect to ENBREL experienced a brief period where no ENBREL was available to fill patient prescriptions, primarily due to variation in the expected production yield from Boehringer Ingelheim Pharma KG (“BI Pharma”). If we are at any time unable to provide an uninterrupted supply of our products to patients, we may lose patients, physicians may elect to prescribe competing therapeutics instead of our products, and sales of our products will be adversely affected, which could materially and adversely affect our product sales and results of operations.

We manufacture and contract manufacture, price, sell, distribute, and market or co-market our products for their approved indications. These activities are subject to extensive regulation by numerous state and federal governmental authorities in the United States, such as the FDA and CMS, as well as in foreign countries, including European countries, Canada, Australia and Japan. Although we have obtained regulatory approval for our marketed products, these products and our manufacturing processes and those of our third-party contract manufacturers are subject to continued review by the FDA and other regulatory authorities. If regulatory authorities determine that we or our third-party contract manufacturers or third-party service providers have violated regulations or if they restrict, suspend, or revoke our prior approvals, they could prohibit us from manufacturing or selling our marketed products until we or our third-party contract manufacturers or third-party service providers comply, or indefinitely. Because our third-party contract manufacturers and third-party service providers are subject to FDA and foreign regulatory authorities, they must undergo a potentially lengthy FDA or other regulatory approval process and as a result, alternative qualified third-party contract manufacturers and service providers may not be available on a timely basis or at all. If we or our third-party contract manufacturers and third-party service providers cease or interrupt production or if our third-party contract manufacturers and third-party service providers fail to supply materials, products, or services to us for any reason, we may experience delayed shipments, supply constraints, stock-outs and/or recalls of our products. If we are unable to manufacture, market and sell our products, our business and results of operations would be materially and adversely affected.

We are dependent on third parties for a significant portion of our bulk supply and the formulation, fill, and finish of ENBREL.

We currently produce a substantial portion of annual ENBREL supply at our Rhode Island manufacturing facilities. However, we also depend on third parties for a significant portion of our ENBREL bulk supply as well as for some of the formulation, fill, and finish of ENBREL that we manufacture. BI Pharma is our third-party contract manufacturer of ENBREL bulk drug; accordingly, our U.S. and Canadian supply of ENBREL is currently significantly dependent on BI Pharma’s production schedule for ENBREL. We would be unable to produce ENBREL in sufficient quantities to substantially offset shortages in BI Pharma’s scheduled production if BI Pharma or other third-party contract manufacturers used for the formulation, fill, and finish of ENBREL bulk drug were to cease or interrupt production or services or otherwise fail to supply materials, products, or services to us for any reason, including due to labor shortages or disputes, regulatory requirements or action, or contamination of product lots or product recalls. For example, in the second quarter of 2002, the prior co-marketers with respect to ENBREL experienced a brief period where no ENBREL was available to fill patient prescriptions, primarily due to variation in the expected production yield from BI Pharma. We cannot guarantee that an alternative third-party contract manufacturer would be available on a timely basis or at all. This in turn could materially reduce our ability to satisfy demand for ENBREL, which could materially and adversely affect our operating results.

Among the factors that could affect our actual supply of ENBREL at any time include, without limitation, BI Pharma’s and the Rhode Island facilities’ bulk drug production scheduling. For example, BI Pharma does not produce ENBREL continuously; rather, it produces the bulk drug substance through a series of periodic campaigns throughout the year. Our Rhode Island manufacturing facilities are currently dedicated to ENBREL production. The amount of commercial inventory available to us at any time depends on a variety of factors, including the timing and actual number of BI Pharma’s production runs, the actual number of runs at our Rhode Island manufacturing facilities, and, for either the Rhode Island or BI Pharma facilities, the level of production yields and success rates, the timing and outcome of product quality testing, and the amount of formulation, fill, and finish capacity. We are also dependent on third-parties for some formulation, fill, and finish of ENBREL bulk drug substance manufactured at our Rhode Island facilities. If third-party formulation, fill, and finish manufacturers are unable to provide sufficient capacity or are otherwise unable to provide services to us, then supply of ENBREL could be adversely affected materially.

Under a collaboration and global supply agreement, we and Wyeth share the total worldwide supply of ENBREL produced by Amgen’s Rhode Island manufacturing facilities, BI Pharma’s manufacturing facility in Germany and Wyeth’s manufacturing facility in Ireland. Our ENBREL supply forecasts rely on certain assumptions of how much ENBREL each of these manufacturing facilities is expected to produce. If any of these manufacturing facilities are unable to produce in accordance with our or Wyeth’s expectations, the worldwide supply of ENBREL could be adversely affected materially. In such cases, we may be required to allocate supply for Wyeth’s benefit. To the extent that there is a shortfall in worldwide production expectations, our supply of ENBREL could be adversely affected. Additionally, the costs associated with a shortfall or failure in production of ENBREL would be borne by both parties.

Our marketed products face substantial competition and other companies may discover, develop, acquire or commercialize products before or more successfully than we do.

We operate in a highly competitive environment. Our products compete with other products or treatments for diseases for which our products may be indicated. For example, ENBREL competes in certain circumstances with products marketed by Centocor, Inc., Johnson & Johnson, Abbott Laboratories, Biogen IDEC Inc., Genentech, Inc., Pfizer Inc., Novartis Corp., and Sanofi-Aventis, as well as the generic drug methotrexate, and may face competition from other potential therapies being developed. Additionally, Aranesp® competes with products marketed by Johnson & Johnson in the United States and the EU and with products marketed by Roche in the EU. Also, Aranesp® may face competition in the EU from another erythropoietin product produced by Shire in the first half of 2007. Aranesp® and EPOGEN® may also face competition from Roche’s pegylated erythropoietin molecule that, according to Roche’s public statements, they expect to bring to the U.S. market despite their acknowledgement of our U.S. erythropoietin patents. (See “—If our intellectual property positions are challenged, invalidated, circumvented or expire, or if we fail to prevail in present and future intellectual property litigation, our business could be adversely affected.”) Further, if our currently marketed products are approved for new uses, or if we sell new products, we may face new, additional competition that we do not face today. Our products may compete against products that have lower prices, superior performance, are easier to administer, or that are otherwise competitive with our products. Our principal European patent relating to erythropoietin expired on December 12, 2004 and our principal European patent relating to G-CSF expires on August 22, 2006. We believe that after the expiration of each of these patents, other companies could receive approval for and market biosimilar products to compete with our products in the EU, presenting additional competition to our products. While we do not market erythropoietin in Europe as this right belongs to Johnson & Johnson (through KA), we do market Aranesp® in the EU, which competes with Johnson & Johnson’s EPREX® product, Roche’s Neorecormon® product and others’ erythropoietin products. Although, we cannot predict with certainty when the first biosimilar products could appear on the market in the EU, we believe that biosimilar erythropoietin products may be approved in the EU beginning in 2007 and could be available in the EU shortly after approval. We also expect that the first biosimilar G-CSF product may be approved as early as mid-2007 and that it would compete with Neulasta® and NEUPOGEN®. In 2006, the EMEA developed and issued final regulatory guidelines related to the development and approval of biosimilar products. The final guidelines included clinical trial guidance for certain biosimilar products including erythropoietins and granulocyte-colony stimulating factors, which guidance recommends that applicants seeking approval of such biosimilar products conduct fairly extensive pharmacodynamic, toxicological, clinical safety studies and a pharmacovigilance program. We cannot predict whether or to what extent the entry of biosimilar products would impact future Aranesp®, Neulasta® or NEUPOGEN® sales in the EU. Our inability to compete effectively could reduce sales which could have a material adverse affect on our results of operations.

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

We have had an aggressive growth plan that has included substantial and increasing investments in research and development, sales and marketing, and facilities. We plan to continue to grow and our plan has a number of risks, some of which we cannot completely control. For example:

•                  we need to generate higher revenues to cover a higher level of operating expenses, and our ability to do so may depend on factors that we do not control

•                  we need to attract and retain highly qualified management, scientific, manufacturing and sales and marketing personnel, including the planned hiring of approximately 1,000 new staff into our research and development organizations and a significant number of new personnel to support our manufacturing operations in 2006

•                  we will need to assimilate new staff members and we will need to manage complexities associated with a larger, faster growing and geographically diverse organization

•                  we will need to significantly expand our clinical development resources to manage and execute increasingly global, larger and more complex clinical trials

•                  we will need to significantly expand our sales and marketing resources to launch a number of late-stage product candidates close in time

•                  we will need to accurately anticipate demand for the products we manufacture and maintain adequate manufacturing capacity for both commercial and clinical supply

•                  we will need to start up and operate a number of new manufacturing facilities and enter into and manage new third-party contract manufacturing arrangements, which may result in temporary inefficiencies and higher cost of goods

•                  we are implementing an enterprise resource planning system to support our increasingly complex business and business processes and such implementation carries substantial operations risk, including loss of data or information, unanticipated increases in costs, disruption of operations or business interruption

Of course, there may be other risks and we cannot guarantee that we will be able to successfully manage these or other risks. If we fail to manage our growth in these ways or others, such failure could result in a material adverse affect on our business and results of operations.

Concentration of sales at certain of our wholesaler distributors and consolidation of freestanding dialysis clinic businesses may negatively impact our bargaining power and profit margins.

The substantial majority of our product sales are made to three pharmaceutical product wholesaler distributors, AmerisourceBergen Corporation, Cardinal Health, Inc., and McKesson Corporation. These distributors, in turn, sell our products to their customers, which include clinics, dialysis centers, hospitals and pharmacies. One of these products, EPOGEN®, is primarily sold to independent freestanding dialysis clinics, which have recently experienced significant consolidation. Two of these freestanding dialysis clinics, DaVita Inc. and Fresenius Medical Care North America, Inc., account for the substantial majority of all EPOGEN® sales in the freestanding dialysis clinic setting. This concentration and consolidation has increased these entities’ purchasing leverage and may put pressure on our pricing by their potential ability to extract price discounts on our products or fees for other services, correspondingly negatively impacting our bargaining position and profit margins. The results of these developments may have a material adverse effect on our product sales and results of operations.

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

Matters required to be disclosed by us are set forth in “Item 3. Legal Proceedings” in Form 10-K for the year ended December 31, 2005, and are updated as required in subsequently filed Form 10-Qs. Litigation is inherently unpredictable, and the outcome can result in excessive verdicts and/or injunctive relief that affects how we operate our business. Consequently, it is possible that we could, in the future, incur judgments or enter into settlements of claims for monetary damages or change the way we operate our business, which could have a material adverse effect on our results of operations (in the case of monetary damages, in the period in which such damages are incurred).

The federal government, state governments and private payers are investigating, and many have filed actions against, numerous pharmaceutical and biotechnology companies, including Amgen and Immunex Corporation, now a wholly owned subsidiary of ours, alleging that the reporting of prices for pharmaceutical products has resulted in false and overstated AWP, which in turn is alleged to have improperly inflated the reimbursement paid by Medicare beneficiaries, insurers, state Medicaid programs, medical plans and other payers to health care providers who prescribed and administered those products. A number of these actions have been brought against us and/or Immunex. Additionally, a number of states have pending investigations regarding our Medicaid drug pricing practices and the U.S. Departments of Justice and Health and Human Services have requested that Immunex produce documents relating to pricing issues. Further, certain state government entity plaintiffs in some of these AWP cases are also alleging that companies, including ours, are not reporting their “best price” to the states under the Medicaid program. These cases and investigations are described in “Item 3. Legal Proceedings - Average Wholesale Price Litigation” in Form 10-K for the year ended December 31, 2005, and are updated as required in subsequent Form 10-Qs. Other states and agencies could initiate investigations of our pricing practices. A decision adverse to our interests on these actions and/or investigations could result in substantial economic damages and could have a material adverse effect on our results of operations in the period in which such liabilities are incurred.

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

Government agencies promulgate regulations and guidelines directly applicable to us and to our products. However, professional societies, practice management groups, private health/science foundations, and organizations involved in various diseases from time to time may also publish guidelines or recommendations to the health care and patient communities. Recommendations of government agencies or these other groups/organizations may relate to such matters as usage, dosage, route of administration, and use of related therapies. Organizations like these have in the past made recommendations about our products. Recommendations or guidelines that are followed by patients and health care providers could result in decreased use of our products. For example, we understand that the Agency for Healthcare Research and Quality (“AHRQ”) is currently preparing a report on erythropoietic stimulating proteins used in cancer treatment. To the extent that the report makes recommendations on the use of Aranesp®, use of this product could be affected. In addition, the perception by the investment community or stockholders that recommendations or guidelines will result in decreased use of our products could adversely affect prevailing market prices for our common stock.

Our stock price is volatile, which could adversely affect your investment.

Our stock price, like that of other biotechnology companies, is volatile. For example, in the fifty-two weeks prior to March 31, 2006, the trading price of our common stock has ranged from a high of $86.92 per share to a low of $56.19 per share. Our stock price may be affected by a number of factors, such as:

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

The development, manufacturing, distribution, pricing, sales, marketing, and reimbursement of our products, together with our general operations, is subject to extensive federal and state regulation in the United States and to extensive regulation in foreign countries. (See “—Our current products and products in development cannot be sold if we do not maintain regulatory approval of our products and we may be required to perform additional clinical trials or change the labeling of our products if we or others identify side effects after our products are on the market.” and “—Difficulties, disruptions or delays in manufacturing or failure to comply with manufacturing regulations may limit supply of our products and limit our product sales.”) While we have developed and instituted a corporate compliance program based on what we believe to be current best practices, we cannot assure you that we or our employees are or will be in compliance with all potentially applicable U.S. federal and state regulations and/or laws or all potentially applicable foreign regulations and/or laws. If we fail to comply with any of these regulations and/or laws a range of actions could result, including, but not limited to, the termination of clinical trials, the failure to approve a product candidate, restrictions on our products or manufacturing processes, including withdrawal of our products from the market, significant fines, exclusion from government healthcare programs, or other sanctions or litigation.

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

On April 1, 2006, we completed our acquisition of Abgenix for approximately $2.1 billion in cash plus the assumption of debt. The acquisition provides us with full ownership of panitumumab and eliminates a tiered royalty on denosumab, two of our most important advanced pipeline products, as well as provides us with Abgenix’s manufacturing plant. The success of the merger will depend, in part, on our ability to realize the anticipated growth opportunities from integrating the businesses. In particular, this will require the successful regulatory approval and commercial launch of panitumumab along with production of panitumumab at Abgenix’s manufacturing plant. The integration of two independent companies is a complex, costly, and time-consuming process. We cannot assure you that the integration of Abgenix with us will result in the realization of the full post-merger benefits anticipated by us.

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

Item 2.    Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

During the three months ended March 31, 2006, we had one outstanding stock repurchase program. The manner of purchases, the amount we spend and the number of shares repurchased will vary based on a variety of factors including the stock price and blackout periods in which we are restricted from repurchasing shares and may include private block purchases as well as market transactions. Repurchases under our stock repurchase program reflect, in part, our confidence in the long-term value of Amgen common stock. Additionally, we believe that it is an effective way of returning cash to our stockholders. A summary of our repurchase activity for the three months ended March 31, 2006 is as follows:

				Total Number
				of Shares		Maximum $ Value
	Total Number		Average	Purchased as Part		that May Yet Be
	of Shares		Price Paid	of Publicly		Purchased Under the
	Purchased		per Share	Announced Programs		Programs (1)
January 1 - January 31	—		$—	—		$6,539,004,766
February 1 - February 28(3)	41,633,041		72.07	41,628,363		3,538,987,428
March 1 - March 31	5,269,281		73.97	5,056,600		3,165,063,443
Total	46,902,322	(2)	$72.28	46,684,963	(2)

(1)	In December 2005, the Board authorized us to repurchase up to $5.0 billion of common stock.
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

(3)

The total number of shares purchased in February includes 1,710,201 of shares received in March but funded in February concurrent with the issuance of our 2011 and 2013 convertible notes. See Part I – Financial Information, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition, Liquidity and Capital Resources – Financing arrangements for further discussion.

Item 6.    Exhibits

(a)                            Reference is made to the Index to Exhibits included herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Amgen Inc.
(Registrant)

Date:	May 9, 2006	By:	/s/ RICHARD D. NANULA

Richard D. Nanula

Executive Vice President
and Chief Financial Officer

AMGEN INC.

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation (as amended and restated December 6, 2005). (43)
3.2	Amended and Restated Bylaws of Amgen Inc. (as amended and restated May 10, 2006). (44)
3.3	Certificate of Designations of Series A Junior Participating Preferred Stock. (14)
4.1	Form of stock certificate for the common stock, par value $.0001 of the Company. (7)
4.2	Indenture dated January 1, 1992 between the Company and Citibank N.A., as trustee. (3)
4.3	6.50% Notes Due December 1, 2007. (8)
4.4	First Supplemental Indenture, dated February 26, 1997, to Indenture, dated January 1, 1992, between the Company and Citibank N.A., as trustee. (4)
4.5

Officer’s Certificate pursuant to Sections 2.1 and 2.3 of the Indenture, dated as of January 1, 1992, as supplemented by the First Supplemental Indenture, dated as of February 26, 1997, each between Amgen Inc. and Citibank, N.A., as Trustee, establishing a series of securities entitled “6.50% Notes Due December 1, 2007” (8)

4.6	8-1/8% Debentures due April 1, 2097. (6)
4.7

Officer’s Certificate pursuant to Sections 2.1 and 2.3 of the Indenture, dated as of January 1, 1992, as supplemented by the First Supplemental Indenture, dated as of February 26, 1997, each between the Company and Citibank, N.A., as Trustee, establishing a series of securities entitled “8 1/8% Debentures due April 1, 2097.” (6)

4.8	Form of Liquid Yield Option™ Note due 2032. (19)
4.9	Indenture, dated as of March 1, 2002, between Amgen Inc. and LaSalle Bank National Association. (19)
4.10	Supplemental Indenture, dated as of March 2, 2005, between Amgen Inc. and LaSalle Bank National Association. (33)
4.11	Registration Rights Agreement, dated as of March 1, 2002, between Amgen Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated. (19)
4.12	Indenture, dated as of August 4, 2003, between the Company and JP Morgan Chase Bank, N.A., as trustee. (26)
4.13	Form of 4.00% Senior Note due 2009. (31)
4.14	Form of 4.85% Senior Notes due 2014. (31)
4.15	Officers Certificate of Amgen Inc. dated November 18, 2004, including forms of the Company’s 4.00% Senior Notes due 2009 and 4.85% Senior Notes due 2014. (31)
4.16

Registration Rights Agreement, dated as of November 18, 2004, among Amgen Inc. and Morgan Stanley & Co. and Merrill Lynch, Pierce, Fenner & Smith Incorporated as representatives of the several initial purchasers. (31)

4.17	Form of Zero Coupon Convertible Note due 2032 (36)
4.18	Indenture, dated as of May 6, 2005, between Amgen Inc. and LaSalle Bank National Association. (36)
4.19	Indenture, dated as of February 17, 2006, between Amgen Inc. and JP Morgan Chase Bank, N.A., as trustee (including form of 0.125% Convertible Senior Note due 2011). (42)
4.20	Indenture, dated as of February 17, 2006, between Amgen Inc. and JP Morgan Chase Bank, N.A., as trustee (including form of 0.375% Convertible Senior Note due 2013). (42)
4.21

The instruments defining the rights of holders of the long -term debt securities of Abgenix Inc. and its subsidiaries are omitted pursuant to section (b)(4)(iii)(A) of Item 601 of Regulation S -K. Amgen Inc. hereby agrees to furnish copies of these instruments to the Securities and Exchange Commission upon request.

10.1

Registration Rights Agreement, dated as of February 17, 2006, among Amgen Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co. Incorporated, Citigroup Global Markets Inc., J.P. Morgan Securities Inc., Lehman Brothers Inc., Bear, Stearns & Co. Inc., Credit Suisse Securities (USA) LLC . (42)

10.2	Corporate Commercial Paper - Master Note between and among Amgen Inc., as Issuer, Cede & Co., as nominee of The Depository Trust Company and Citibank, N.A. as Paying Agent. (9)
10.3+	Amended and Restated 1991 Equity Incentive Plan (as of December 5, 2005). (41)
10.4+	Forms of Stock Option Grant Agreements and Restricted Stock Unit Agreements for the Amended and Restated 1991 Equity Incentive Plan (Amended and Restated effective December 5, 2005). (41)
10.5+	Amgen Inc. Director Equity Incentive Program (Amended and Restated effective December 6, 2005). (41)
10.6+	Forms of Stock Option and Restricted Stock Unit Agreements pursuant to the Director Equity Incentive Plan. (41)
10.7+	Amgen Inc. Amended and Restated 1997 Equity Incentive Plan (as of December 5, 2005). (41)
10.8+	Forms of Stock Option Grant Agreements and Restricted Stock Unit Agreements for the 1997 Equity Incentive Plan (Amended and Restated effective December 5, 2005). (41)
10.9+	Amended and Restated 1999 Equity Incentive Plan (as of December 5, 2005). (41)
10.10+	Forms of Stock Option Grant Agreements for 1999 Equity Incentive Plan (Amended and Restated December 5, 2005). (41)
10.11+	Amgen Inc. Amended and Restated Employee Stock Purchase Plan . (12)
10.12+	First Amendment, effective July 12, 2005, to the Amgen Inc. Amended and Restated Employee Stock Purchase Plan . (37)
10.13+	Amgen Retirement and Savings Plan (As Amended and Restated effective January 1, 2006). (39)
10.14+	Amgen Supplemental Retirement Plan (As Amended and Restated effective January 1, 2005). (30)

10.15+	First Amendment to Amgen Supplemental Retirement Plan. (39)
10.16+	Amgen Inc. Change of Control Severance Plan. (10)
10.17+	First Amendment to Amgen Inc. Change of Control Severance Plan. (12)
10.18+	Second Amendment to the Amgen Inc. Change of Control Severance Plan.(17)
10.19+	Third Amendment to the Amgen Inc. Change of Control Severance Plan. (34)
10.20+	Fourth Amendment to the Amgen Inc. Change of Control Severance Plan.(34)
10.21+	Fifth Amendment to the Amgen Inc. Change of Control Severance Plan. (32)
10.22+	Preferred Share Rights Agreement, dated as of December 12, 2000, between Amgen Inc. and American Stock Transfer and Trust Company, as Rights Agent. (32)
10.23+	Amgen Inc. Executive Incentive Plan. (20)
10.24+	First Amendment to the Amgen Inc. Executive Incentive Plan. (32)
10.25+	Amgen Inc. Executive Nonqualified Retirement Plan. (18)
10.26+	Amgen Nonqualified Deferred Compensation Plan (As Amended and Restated effective January 1, 2005). (30)
10.27+	First Amendment to Amgen Nonqualified Deferred Compensation Plan. (39)
10.28+	Amended and Restated Amgen Inc. Performance Award Program (Amended and Restated effective December 5, 2005). (41)
10.29+	Form of Performance Unit Agreement (Amended and Restated effective December 5, 2005). (41)
10.30+	Amended and Restated 1987 Directors’ Stock Option Plan of Amgen Inc. (5)
10.31+	2002 Special Severance Pay Plan for Amgen Employees. (23)
10.32+	Agreement between Amgen Inc. and Mr. George J. Morrow, dated March 3, 2001. (15)
10.33+	Agreement between Amgen Inc. and Dr. Roger M. Perlmutter, M.D., Ph.D., dated March 5, 2001. (15)
10.34+	Promissory Note of Dr. Roger M. Perlmutter, dated June 29, 2001. (16)
10.35+	Agreement between Amgen Inc. and Mr. Brian McNamee, dated May 5, 2001. (16)
10.36+	Restricted Stock Purchase Agreement between Amgen Inc. and Brian M. McNamee, dated March 3, 2003. (25)
10.37+	Agreement between Amgen Inc. and Mr. Richard Nanula, dated May 15, 2001. (16)
10.38+	Promissory Note of Mr. Richard Nanula, dated June 27, 2001. (16)
10.39+	Restricted Stock Purchase Agreement between Amgen Inc. and Mr. Richard Nanula, dated May 16, 2001. (17)
10.40+	Amended and Restated Agreement between Amgen Inc. and David J. Scott, dated February 16, 2004. (27)
10.41+	Restricted Stock Purchase Agreement between Amgen Inc. and Dennis M. Fenton, dated December 6, 2004. (43)
10.42+	Amgen Inc. Amended and Restated 1996 Incentive Stock Plan. (45)
10.43+	Amgen Inc. Amended and Restated 1999 Incentive Stock Plan. (45)
10.44	Product License Agreement, dated September 30, 1985, and Technology License Agreement, dated, September 30, 1985 between Amgen Inc. and Ortho Pharmaceutical Corporation. (12)
10.45	Shareholder’s Agreement of Kirin-Amgen, Inc., dated May 11, 1984, between the Company and Kirin Brewery Company, Limited. (14)

10.46	Amendment Nos. 1, 2, and 3, dated March 19, 1985, July 29, 1985 and December 19, 1985, respectively, to the Shareholder’s Agreement of Kirin-Amgen, Inc., dated May 11, 1984. (12)
10.47

Amendment Nos. 4, 5, 6, 7, 8, 9, 10 and 11 dated October 16, 1986 (effective July 1, 1986), December 6, 1986 (effective July 1, 1986), May 11, 1984, July 17, 1987 (effective April 1, 1987), May 28, 1993 (effective November 13, 1990), December 9, 1994 (effective June 14, 1994), March 1, 1996 and March 20, 2000 respectively, to the Shareholders Agreement of Kirin-Amgen, Inc. dated May 11, 1984. (14)

10.48	Amendment No. 12 dated January 31, 2001 to the Shareholders Agreement of Kirin-Amgen, Inc. dated May 11, 1984. (38)
10.49	Product License Agreement, dated September 30, 1985, and Technology License Agreement, dated September 30, 1985 between Kirin-Amgen, Inc. and Ortho Pharmaceutical Corporation. (12)
10.50	Research, Development Technology Disclosure and License Agreement PPO, dated January 20, 1986, by and between Amgen Inc. and Kirin Brewery Co., Ltd. (1)
10.51	Amendment, dated June 30, 1988, to Research, Development, Technology Disclosure and License Agreement: GM-CSF dated March 31, 1987, between Kirin Brewery Company, Limited and Amgen Inc. (2)
10.52	Assignment and License Agreement, dated October 16, 1986, between Amgen Inc. and Kirin-Amgen, Inc. (14)
10.53

G-CSF United States License Agreement dated June 1, 1987 (effective July 1, 1986), Amendment No. 1 dated October 20, 1988 and Amendment No. 2 dated October 17, 1991 (effective November 13, 1990) between Kirin-Amgen, Inc. and Amgen Inc. (14)

10.54

G-CSF European License Agreement, dated December 30, 1986, Amendment No. 1 dated June 1, 1987, Amendment No. 2 dated March 15, 1998, Amendment No. 3 dated October 20, 1988, and Amendment No. 4 dated December 29, 1989 between Kirin-Amgen, Inc. and Amgen Inc. (14)

10.55

ENBREL® Supply Agreement among Immunex Corporation, American Home Products Corporation and Boehringer Ingelheim Pharma KG, dated as of November 5, 1998 (with certain confidential information deleted therefrom). (11)

10.56

Amendment No. 1 to the ENBREL® Supply Agreement among Immunex Corporation, American Home Products Corporation and Boehringer Ingelheim Pharma KG, dated June 27, 2000 (with certain confidential information deleted therefrom). (21)

10.57

Amendment No. 2 to the ENBREL® Supply Agreement among Immunex Corporation, American Home Products Corporation and Boehringer Ingelheim Pharma KG, dated June 3, 2002 (with certain confidential information deleted therefrom). (23)

10.58

Amendment No. 3 to the ENBREL® Supply Agreement among Immunex Corporation, American Home Products Corporation and Boehringer Ingelheim Pharma KG, dated December 18, 2002 (with certain confidential information deleted therefrom). (24)

10.59	Amendment No. 4 to the ENBREL® Supply Agreement among Immunex Corporation, American Home Products Corporation and Boehringer Ingelheim Pharma KG, dated May 21, 2004. (38)
10.60	Amendment No. 5 to the ENBREL® Supply Agreement among Immunex Corporation, American Home Products Corporation and Boehringer Ingelheim Pharma KG, dated August 30, 2005. (40)
10.61

Agreement Regarding Governance and Commercial Matters by and among Wyeth (formerly American Home Products Corporation), American Cyanamid Company and Amgen Inc. dated December 16, 2001 (with certain confidential information deleted therefrom). (20)

10.62	Asset Purchase Agreement dated May 2, 2002, by and between Immunex Corporation and Schering Aktiengesellschaft (with certain confidential information deleted therefrom). (23)
10.63

Amendment No. 1 dated as of September 25, 2002 and Amendment No. 2 dated as of July 17, 2002 to the Asset Purchase Agreement dated as of September 25, 2002, by and between Immunex Corporation and Schering
Aktiengesellschaft. (23)

10.64	Amended and Restated Promotion Agreement By and Among Wyeth, Amgen Inc. and Immunex Corporation entered into as of December 16, 2001 (with certain confidential information deleted therefrom). (20)
10.65

Description of Amendment No. 1 to Amended and Restated Promotion Agreement By and Among Wyeth, Amgen Inc. and Immunex Corporation, effective as of July 8, 2003 (with certain confidential information deleted therefrom). (27)

10.66	Description of Amendment No. 2 to Amended and Restated Promotion Agreement By and Among Wyeth, Amgen Inc. and Immunex Corporation, effective as of April 20, 2004. (28)
10.67

Description of Amendment No. 3 To Amended and Restated Promotion Agreement By and Among Wyeth, Amgen Inc. and Immunex Corporation, effective as of January 1, 2005, (with certain confidential information deleted therefrom). (35)

10.68

Amgen Inc. Credit Agreement, dated as of July 16, 2004, among Amgen Inc. the Banks therein named, Citibank N.A., as Issuing Bank, Citicorp USA, Inc., as Administrative Agent and Barclays Bank PLC, as Syndication Agent. (29)

10.69

First Amendment dated as of December 6, 2004, to the Credit Agreement, dated as of July 16, 2004, among Amgen Inc. the Banks therein named, Citibank N.A., as Issuing Bank, Citicorp USA, Inc., as Administrative Agent and Barclays Bank PLC, as Syndication Agent. (41).

10.70

Purchase Agreement, dated as of November 15, 2004, among Amgen Inc. and Morgan Stanley & Co. and Merrill Lynch, Pierce, Fenner & Smith Incorporated as representatives of the several initial purchasers. (31)

10.71

Purchase Agreement, dated as of February 14, 2006, among Amgen Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co. Incorporated, Citigroup Global Markets Inc., J.P. Morgan Securities Inc., Lehman Brothers Inc., Bear, Stearns & Co. Inc., Credit Suisse Securities (USA) LLC . (42)

10.72	Confirmation of OTC Convertible Note Hedge related to 2011 Notes, dated

February 14, 2006, between Amgen Inc. and Merrill Lynch International. (43)
10.73	Confirmation of OTC Convertible Note Hedge related to 2013 Notes, dated February 14, 2006, between Amgen Inc. and Merrill Lynch International. (43)
10.74	Confirmation of OTC Convertible Note Hedge related to 2011 Notes, dated February 14, 2006, between Amgen Inc. and Morgan Stanley & Co. International Limited and Morgan Stanley Bank as agent. (43)
10.75	Confirmation of OTC Warrant Transaction, dated February 14, 2006, between Amgen Inc. and Merrill Lynch International for warrants expiring in 2011. (43)
10.76	Confirmation of OTC Warrant Transaction, dated February 14, 2006, between Amgen Inc. and Merrill Lynch International for warrants expiring in 2013. (43)
10.77	Confirmation of OTC Warrant Transaction, dated February 14, 2006, between Amgen Inc. and Morgan Stanley & Co. International Limited and Morgan Stanley Bank as agent for warrants maturing in 2011. (43)
10.78	Accelerated Share Repurchase Agreement, dated February 16, 2006, between Amgen Inc. and Citigroup Global Markets Inc. (43)
31*	Rule 13a-14(a) Certifications.
32**	Section 1350 Certifications.

(*   = filed herewith)

(** = furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended)

(+  = management contract or compensatory plan or arrangement.)

(1)	Filed as an exhibit to Amendment No. 1 to Form S-1 Registration Statement (Registration No. 33-3069) on March 11, 1986 and incorporated herein by reference.
(2)	Filed as an exhibit to Form 8 amending the Quarterly Report on Form 10-Q for the quarter ended June 30, 1988 on August 25, 1988 and incorporated herein by reference.
(3)	Filed as an exhibit to Form S-3 Registration Statement dated December 19, 1991 and incorporated herein by reference.
(4)	Filed as an exhibit to the Form 8-K Current Report dated March 14, 1997 on March 14, 1997 and incorporated herein by reference.
(5)	Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1996 on March 24, 1997 and incorporated herein by reference.
(6)	Filed as an exhibit to the Form 8-K Current Report dated April 8, 1997 on April 8, 1997 and incorporated herein by reference.
(7)	Filed as an exhibit to the Form 10-Q for the quarter ended March 31, 1997 on May 13, 1997 and incorporated herein by reference.
(8)	Filed as an exhibit to the Form 8-K Current Report dated and filed on December 5, 1997 and incorporated herein by reference.
(9)	Filed as an exhibit to the Form 10-Q for the quarter ended March 31, 1998 on May 13, 1998 and incorporated herein by reference.

(10)	Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1998 on March 16, 1999 and incorporated herein by reference.
(11)	Filed as an exhibit to the Annual Report on Form 10-K of Immunex Corporation for the year ended December 31, 1998.
(12)	Filed as an exhibit to the Form 10-Q for the quarter ended June 30, 2000 on August 1, 2000 and incorporated herein by reference.
(13)	Filed as an exhibit to the Form 8-K Current Report dated December 13, 2000 on December 18, 2000 and incorporated herein by reference.
(14)	Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2000 on March 7, 2001 and incorporated herein by reference.
(15)	Filed as an exhibit to the Form 10-Q for the quarter ended March 31, 2001 on May 14, 2001 and incorporated herein by reference.
(16)	Filed as an exhibit to the Form 10-Q for the quarter ended June 30, 2001 on July 27, 2001 and incorporated herein by reference.
(17)	Filed as an exhibit to the Form 10-Q for the quarter ended September 30, 2001 on October 26, 2001 and incorporated herein by reference.
(18)	Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2001 on February 26, 2002 and incorporated herein by reference.
(19)	Filed as an exhibit to the Form 8-K Current Report dated February 21, 2002 on March 1, 2002 and incorporated herein by reference.
(20)	Filed as an exhibit to Amendment No. 1 to the Form S-4 Registration Statement dated March 22, 2002 and incorporated herein by reference.
(21)	Filed as an exhibit to Form 8-K Current Report of Immunex Corporation dated April 12, 2002 on May 7, 2002 and incorporated herein by reference.
(22)	Filed as an exhibit to the Form 10-Q of Immunex Corporation for the quarter ended June 30, 2000.
(23)	Filed as an exhibit to the Form 10-Q for the quarter ended June 30, 2002 on August 13, 2002 and incorporated herein by reference.
(24)	Filed as an exhibit to the Form 10-K for the year ended December 31, 2002 on March 10, 2003 and incorporated herein by reference.
(25)	Filed as an exhibit to the Form 10-Q for the quarter ended June 30, 2003 on July 30, 2003 and incorporated herein by reference.
(26)	Filed as an exhibit to Form S-3 Registration Statement dated August 4, 2003 and incorporated herein by reference.
(27)	Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2003 on March 11, 2004 and incorporated herein by reference.
(28)	Filed as an exhibit to the Form S-4/A dated June 29, 2004 and incorporated herein by reference.
(29)	Filed as an exhibit to the Form 10-Q for the quarter ended June 30, 2004 on August 6, 2004 and incorporated herein by reference.
(30)	Filed as an exhibit to the Form 8-K Current Report dated October 5, 2004 on October 12, 2004 and incorporated herein by reference.
(31)	Filed as an exhibit to Form 8-K dated November 15, 2004 and incorporated herein by reference.
(32)	Filed as an exhibit to Form 8-K dated December 6, 2004 and incorporated herein by reference.

(33)	Filed as an exhibit to Form 8-K dated March 2, 2005 and incorporated herein by reference.
(34)	Filed as an exhibit to Form 10-K for the year ended December 31, 2004 on March 9, 2005 and incorporated herein by reference.
(35)	Filed as an exhibit to Form 10-Q for the quarter ended March 31, 2005 on May 4, 2005 and incorporated herein by reference.
(36)	Filed as an exhibit to Form 8-K dated May 5, 2005 and incorporated herein by reference.
(37)	Filed as an exhibit to Form 8-K dated July 11, 2005 and incorporated herein by reference.
(38)	Filed as an exhibit to Form 10-Q for the quarter ended June 30, 2005 on August 8, 2005 and incorporated herein by reference.
(39)	Filed as an exhibit to Form 8-K dated October 19, 2005 and incorporated herein by reference.
(40)	Filed as an exhibit to Form 10-Q for the quarter ended September 30, 2005 on November 9, 2005.
(41)	Filed as an exhibit to Form 8-K dated December 8, 2005 and incorporated herein by reference.
(42)	Filed as an exhibit to Form 8-K dated February 21, 2006 and incorporated herein by reference.
(43)	Filed as an exhibit to Form 10-K for the year ended December 31, 2005 on March 10, 2006 and incorporated herein by reference.
(44)	Filed as an exhibit to Form 8-K dated March 13, 2006 and incorporated herein by reference.
(45)	Filed as an exhibit to Form S-8 dated April 3, 2006 and incorporated herein by reference.