Form 10-Q
period 2006-06-30
AMGEN INC
filed 2006-08-09
CIK 318154

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

As of July 21, 2006, the registrant had 1,170,571,415 shares of common stock, $0.0001 par value, outstanding.

AMGEN INC.

i

PART I - FINANCIAL INFORMATION

Item 1.            Financial Statements

The information in this report for the three and six months ended June 30, 2006 and 2005 is unaudited but includes all adjustments (consisting only of normal recurring accruals, unless otherwise indicated) which Amgen Inc., including its subsidiaries (“Amgen”), considers necessary for a fair presentation of the results of operations for those periods.

The Condensed Consolidated Financial Statements should be read in conjunction with our Consolidated Financial Statements and the notes thereto contained in our Annual Report on Form  10-K for the year ended December 31, 2005.

Interim results are not necessarily indicative of results for the full fiscal year.

AMGEN INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenues:
Product sales	$3,491	$3,072	$6,618	$5,807
Other revenues	113	100	203	198
Total revenues	3,604	3,172	6,821	6,005

Operating expenses:
Cost of sales (excludes amortization of acquired intangible assets presented below)	493	530	1,045	1,019
Research and development	788	567	1,443	1,091
Selling, general and administrative	840	646	1,529	1,223
Write-off of acquired in-process research and development	1,101	—	1,101	—
Amortization of acquired intangible assets	87	87	174	174
Legal settlements	—	49	—	49
Total operating expenses	3,309	1,879	5,292	3,556

Operating income	295	1,293	1,529	2,449

Interest and other income and (expense), net	21	6	101	(4)

Income before income taxes	316	1,299	1,630	2,445

Provision for income taxes	302	270	615	562

Net income	$14	$1,029	$1,015	$1,883

Earnings per share:
Basic	$0.01	$0.83	$0.85	$1.52
Diluted	$0.01	$0.82	$0.84	$1.49

Shares used in calculation of earnings per share:
Basic	1,173	1,233	1,188	1,241
Diluted	1,185	1,250	1,202	1,270

See accompanying notes.

AMGEN INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except per share data)

(Unaudited)

	June 30,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$1,947	$1,840
Marketable securities	3,023	3,415
Trade receivables, net	2,018	1,769
Inventories	1,520	1,258
Other current assets	995	953
Total current assets	9,503	9,235

Property, plant, and equipment, net	5,438	5,038
Intangible assets, net	3,965	3,742
Goodwill	11,210	10,495
Other assets	1,172	787
	$31,288	$29,297

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$668	$596
Accrued liabilities	3,477	2,999
Convertible notes	1,768	—
Total current liabilities	5,913	3,595

Deferred tax liabilities	1,064	1,163
Convertible notes	5,000	1,759
Other long-term debt	2,232	2,198
Other non-current liabilities	240	131

Contingencies

Stockholders’ equity:
Preferred stock; $0.0001 par value; 5 shares authorized; none issued or outstanding	—	—
Common stock and additional paid-in capital; $0.0001 par value; 2,750 shares authorized; outstanding - 1,170 shares in 2006 and 1,224 shares in 2005	23,240	23,561
Accumulated deficit	(6,385)	(3,132)
Accumulated other comprehensive (loss) income	(16)	22
Total stockholders’ equity	16,839	20,451
	$31,288	$29,297

See accompanying notes.

AMGEN INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Six Months Ended
	June 30,
	2006	2005
Cash flows from operating activities:
Net income	$1,015	$1,883
Write-off of in-process research and development	1,101	—
Depreciation and amortization	476	419
Stock-based compensation expense	229	50
Tax benefits related to employee stock-based compensation	55	124
Other items, net	(193)	(99)
Cash provided by (used in) changes in operating assets and liabilities:
Trade receivables, net	(249)	(246)
Inventories	(193)	(96)
Other assets	41	39
Accounts payable	88	(4)
Accrued income taxes	154	78
Other accrued liabilities	50	192
Net cash provided by operating activities	2,574	2,340

Cash flows from investing activities:
Cash paid for acquisition of Abgenix, Inc., net of cash acquired	(1,888)	—
Purchases of property, plant, and equipment	(458)	(403)
Proceeds from maturities of marketable securities	527	212
Proceeds from sales of marketable securities	1,414	8,955
Purchases of marketable securities	(1,546)	(7,704)
Other	(91)	44
Net cash (used in) provided by investing activities	(2,042)	1,104

Cash flows from financing activities:
Repurchases of common stock (see Notes 5 and 6)	(1,250)	(2,425)
Repayment of debt assumed in Abgenix acquisition	(653)	—
Repayment of convertible notes	(1)	(1,175)
Proceeds from issuance of convertible notes and related transactions, net (see Note 5)	440	—
Proceeds from issuance of warrants (see Note 5)	774	—
Net proceeds from issuance of common stock upon the exercise of employee stock options and in connection with an employee stock purchase plan	225	270
Other	40	(19)
Net cash used in financing activities	(425)	(3,349)

Increase in cash and cash equivalents	107	95

Cash and cash equivalents at beginning of period	1,840	1,526

Cash and cash equivalents at end of period	$1,947	$1,621

See accompanying notes.

AMGEN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

1.             Summary of significant accounting policies

Business

Amgen Inc., including its subsidiaries, (“Amgen”) is a global biotechnology company that discovers, develops, manufactures, and markets human therapeutics based on advances in cellular and molecular biology.

Basis of presentation

The financial information for the three and six months ended June 30, 2006 and 2005 is unaudited but includes all adjustments (consisting only of normal recurring accruals, unless otherwise indicated), which we consider necessary for a fair presentation of the results of operations for those periods. Interim results are not necessarily indicative of results for the full fiscal year.

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

Inventories

Inventories are stated at the lower of cost or market. Cost, which includes amounts related to materials, labor, and overhead, is determined in a manner which approximates the first-in, first-out (FIFO) method. Inventories consisted of the following (in millions):

	June 30,	December 31,
	2006	2005
Raw materials	$196	$145
Work in process.	1,015	758
Finished goods	309	355
	$1,520	$1,258

Intangible assets and goodwill

Intangible assets are recorded at cost, less accumulated amortization. Amortization of intangible assets is provided over their estimated useful lives ranging from 5 to 15 years on a straight-line basis (weighted-average amortization period of 13.7 years at June 30, 2006). Intangible assets primarily consist of acquired product technology rights of $3,299 million, net of accumulated amortization of $1,316 million, which relate to the identifiable intangible assets acquired in connection with the Immunex Corporation (“Immunex”) acquisition in July 2002. Amortization of acquired product technology rights is included in “Amortization of acquired intangible assets” in the accompanying Condensed Consolidated Statements of Operations. Intangible assets also include technology used in research and development with alternative future uses, specifically the XenoMouse® technology acquired in the Abgenix, Inc. (“Abgenix”) acquisition (see Note 8, “Abgenix, Inc. acquisition”). Amortization of the XenoMouse® technology is included in “Research and development” in the accompanying Condensed Consolidated Statements of Operations. We review our intangible assets for impairment periodically and whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.

	Weighted average	June 30,	December 31,
Intangible assets subject to amortization	amortization period	2006	2005
Acquired product technology rights:
Developed product technology	14.3 years	$3,077	$3,077
Core technology	15 years	1,348	1,348
Trade name	15 years	190	190
XenoMouse® technology	5 years	320	—
Other intangible assets	10.9 years	450	335
		5,385	4,950
Less accumulated amortization		(1,420)	(1,208)
		$3,965	$3,742

Goodwill principally relates to the acquisition of Immunex. The increase over the balance at December 31, 2005 is due to the goodwill associated with the Abgenix acquisition on April 1, 2006 (see Note 8, “Abgenix, Inc. acquisition”) net of the decrease due primarily to tax benefits realized upon exercise of Immunex related stock options during the six months ended June 30, 2006. We perform an impairment test annually and whenever events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable.

Product sales

Product sales primarily consist of sales of Aranesp® (darbepoetin alfa), EPOGEN® (Epoetin alfa), Neulasta® (pegfilgrastim)/NEUPOGEN® (Filgrastim), and Enbrel® (etanercept).

We have the exclusive right to sell Epoetin alfa for dialysis, certain diagnostics and all non-human, non-research uses in the United States. We sell Epoetin alfa under the brand name EPOGEN®. We granted to Ortho Pharmaceutical Corporation (which has assigned its rights under the product license agreement to Ortho Biotech Products, L.P.), a subsidiary of Johnson & Johnson

(“Johnson & Johnson”), a license relating to Epoetin alfa for sales in the United States for all human uses except dialysis and diagnostics. This license agreement, which is perpetual, may be terminated for various reasons, including upon mutual agreement of the parties, or default. The parties are required to compensate each other for Epoetin alfa sales that either party makes into the other party’s exclusive market, sometimes referred to as “spillover.” Accordingly, we do not recognize product sales we make into the exclusive market of Johnson & Johnson and do recognize the product sales made by Johnson & Johnson into our exclusive market. Sales in our exclusive market are derived from our sales to our customers, as adjusted for spillover. We are employing an arbitrated audit methodology to measure each party’s spillover based on estimates of and subsequent adjustments thereto of third-party data on shipments to end users and their usage.

Sales of our other products are recognized when shipped and title and risk of loss have passed. Product sales are recorded net of accruals for estimated rebates, wholesaler chargebacks, discounts, and other incentives (collectively “sales incentives”) and returns.

Research and development costs

Research and development (“R&D”) costs, which are expensed as incurred, are primarily comprised of costs for: salaries and benefits associated with R&D personnel, overhead and occupancy, clinical trial and related clinical manufacturing, including contract services and other outside costs, process development, quality assurance, information systems, and amortization of technology used in R&D with alternative future uses. R&D expenses also include such costs related to activities performed on behalf of corporate partners.

Acquired in-process research and development

The fair value of acquired in-process research and development (“IPR&D”) projects and technologies which have no alternative future use and which have not reached technological feasibility at the date of acquisition are expensed as incurred. In the second quarter of 2006 we wrote off $1,101 million of acquired IPR&D related to the Abgenix acquisition (see Note 8, “Abgenix, Inc. acquisition”). Acquired IPR&D is considered part of total R&D expense.

Earnings per share

Basic earnings per share (“EPS”) is based upon the weighted-average number of common shares outstanding. Diluted EPS is based upon the weighted-average number of common shares and dilutive potential common shares outstanding. Potential common shares outstanding principally include stock options under our employee stock option plans and potential issuances of stock under our other equity incentive plans and under the assumed conversion of our 2032 Modified Convertible Notes, 2011 Convertible Notes, 2013 Convertible Notes and under the assumed exercise of our warrants using the treasury stock method (collectively “Dilutive Securities”). Potential common shares also include common stock to be issued upon conversion of our 2032 Convertible Notes under the if-converted method. For further information regarding our convertible notes and warrants (see Note 5, “Financing arrangements”).

The following table sets forth the computation for basic and diluted EPS (in millions, except per share information):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Income (Numerator):
Net income for basic EPS	$14	$1,029	$1,015	$1,883
Adjustment for interest expense on 2032 Convertible Notes, net of tax	—	1	—	6
Net income for diluted EPS, after assumed conversion	$14	$1,030	$1,015	$1,889

Shares (Denominator):
Weighted-average shares for basic EPS	1,173	1,233	1,188	1,241
Effect of Dilutive Securities	12	9	14	10
Effect of 2032 Convertible Notes, after assumed conversion	—	8	—	19
Weighted-average shares for diluted EPS	1,185	1,250	1,202	1,270

Basic earnings per share	$0.01	$0.83	$0.85	$1.52
Diluted earnings per share	$0.01	$0.82	$0.84	$1.49

Recent Accounting Pronouncements

Effective January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment”, using the modified-prospective-transition method. See Note 2, “Employee stock-based payments” for further discussion regarding this accounting pronouncement.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes”, effective for fiscal years beginning after December 15, 2006. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing rules for recognition, measurement, classification and disclosure in our financial statements of tax positions taken or expected to be taken in a tax return. We are currently evaluating the provisions in FIN 48, but have not yet determined its expected impact on us; however it is not anticipated to be material. We plan to adopt this new standard on January 1, 2007.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

2.             Employee stock-based payments

We have employee compensation plans under which various types of stock-based instruments are granted. These instruments, as more fully described below, principally include stock options, restricted stock (including restricted stock units), and performance units. As of June 30, 2006, these plans provide for future grants and/or issuances of up to 44 million shares of common stock to our employees. Stock-based awards under our employee compensation plans are made with newly issued shares reserved for this purpose.

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

As a result of recognizing compensation expense for stock options pursuant to the provisions of SFAS No. 123(R), our income before income taxes for the three and six months ended June 30, 2006, was $63 million and $129 million lower, respectively, and our net income was $43 million and $88 million lower, respectively, than if we had continued to account for stock options under APB No. 25. In addition, both basic and diluted earnings per share for the three and six months ended June 30, 2006 were $.04 and $.08 lower, respectively, than if we had continued to account for stock options under APB No. 25.

The following table reflects the components of stock-based compensation expense recognized in our Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2006 and 2005 (amounts in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Stock options	$63	$—	$129	$—
Restricted stock	14	17	25	22
Performance units	52	17	75	28
Total stock-based compensation expense, pre-tax	129	34	229	50
Tax benefit from stock-based compensation expense	(42)	(11)	(74)	(15)
Total stock-based compensation expense, net of tax	$87	$23	$155	$35

The above table does not reflect any stock option compensation for the three and six months ended June 30, 2005 as we generally did not record stock option expense under APB No. 25, as previously discussed. The following table illustrates the effect on net income and earnings per share for the three and six months ended June 30, 2005 if we had applied the fair value recognition provisions to our stock options as provided under SFAS No. 123 (in millions, except per share information):

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005
Net income	$1,029	$1,883
Stock-based compensation, net of tax	(66)	(137)
Pro forma net income	$963	$1,746

Earnings per share:
Basic	$0.83	$1.52
Impact of stock option expense	(0.05)	(0.11)
Basic - pro forma	$0.78	$1.41

Diluted	$0.82	$1.49
Impact of stock option expense	(0.05)	(0.11)
Diluted - pro forma	$0.77	$1.38

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

We use the Black-Scholes option valuation model to estimate the grant date fair value of employee stock options. The expected volatility reflects the consideration of the implied volatility in our publicly traded instruments during the period the option is granted. We believe implied volatility in these instruments is more indicative of expected future volatility than the historical volatility in the price of our common stock. Upon the adoption of SFAS No. 123(R) the expected life of the option is estimated using the “simplified” method as provided in Securities and Exchange Commission Staff Accounting Bulletin No. 107. Under this method, the expected life equals the arithmetic average of the vesting term and the original contractual term of the option. Prior to adoption of SFAS No. 123(R), we used historical data to estimate the expected life of the options. The risk-free interest rates for periods within the expected life of the option are based on the U.S. Treasury yield curve in effect during the period the options were granted. Upon adoption of SFAS No. 123(R), we began using historical data to estimate forfeiture rates applied to the gross amount of expense determined using the option valuation model. Prior to adoption of SFAS No. 123(R), we recognized forfeitures as they occurred. There was no material impact upon adoption of SFAS No. 123(R) between these methods of accounting for forfeitures. The assumptions used to estimate the fair value of the stock options using the Black-Scholes option valuation model were as follows for the six months ended June 30:

	2006	2005
Weighted average fair value of common stock	$71.83	$59.34
Weighted average fair value of stock options granted	$22.03	$17.45
Risk-free interest rate	4.8%	4.0%
Expected life (in years)	4.7	5.1
Expected volatility	25.0%	24.0%
Expected dividend yield	0%	0%

Stock option information with respect to our stock-based compensation plans during the six months ended June 30, 2006 is as follows (options and dollars in millions, except per share amounts):

			Weighted-
		Weighted-	average
		average	remaining	Aggregate
		exercise	contractual	intrinsic
	Options	price	life (Yrs)	value
Balance unexercised at December 31, 2005	67.6	$56.03
Granted	8.9	$71.83
Assumed from Abgenix (including 1.4 vested)	1.9	$33.79
Exercised	(6.1)	$33.79
Forfeited/expired	(1.5)	$55.93

Balance unexercised at June 30, 2006	70.8	$59.32	4.1	$539

Vested or expected to vest at June 30, 2006	66.9	$59.01	4.0	$524

Exercisable at June 30, 2006	38.5	$56.31	3.2	$377

The total intrinsic value of options exercised during the three and six months ended June 30, 2006 was $164 million and $217 million, respectively.

The fair values of shares of restricted stock are determined based on the closing price of Amgen common stock on the grant dates. Information regarding our restricted stock during the six months ended June 30, 2006 is as follows (shares in millions):

		Weighted-
		average
		grant date
Nonvested shares	Shares	fair value
Nonvested at December 31, 2005	2.8	$58.90
Granted	2.3	$71.64
Vested	(0.7)	$59.44
Forfeited	(0.2)	$60.46

Nonvested at June 30, 2006	4.2	$65.56

The total fair value of shares of restricted stock that vested during the three and six months ended June 30, 2006 was $5 million and $51 million, respectively.

As of June 30, 2006, there was $612 million of total unrecognized compensation cost related to nonvested awards of both stock options and shares of restricted stock. That cost is expected to be recognized over a weighted-average period of 1.6 years. For stock option and restricted stock awards subject to graded vesting that were issued after January 1, 2006, we recognize the total compensation cost on a straight-line basis over the service period for the entire award.

Performance award program

Beginning in 2004, certain management-level employees receive annual grants of performance units. A performance unit gives the recipient the right to receive common stock that is contingent upon achievement of specified pre-established performance goals over a three-year performance period. The performance goals are based upon both Amgen’s standalone performance and its performance compared to other benchmark companies, in each case with respect to compound annual growth rates for revenue and earnings per share, as defined in the program. Performance units are assigned a unit value based on the fair market value of Amgen common stock on the grant date. The ultimate level of attainment of performance goals is determined at the end of the performance period and expressed as a percentage (within a range of 0% to 225%). This percentage is multiplied by the number of performance units initially granted and by the initial value per unit to determine the aggregate dollar value of the award. The aggregate dollar value is then divided by the average closing price of Amgen common stock during a specified period following the performance period to determine the number of shares of common stock payable to the recipient.

Because the first performance period for these instruments ends on December 31, 2006, no performance units have yet vested and no common stock has been issued to any recipient. As of June 30, 2006, there was $176 million of total estimated unrecognized compensation cost related to performance units that is expected to be recognized over a weighted-average period of 1.1 years.

Under APB No. 25, the estimated amounts owed for grants of performance units were classified in stockholders’ equity, but upon adoption of SFAS 123(R), these amounts are classified as liabilities. Accordingly, on January 1, 2006, a reclassification was made from stockholders’ equity to liabilities (current and non-current) totaling $104 million.

3.             Related party transactions

We own a 50% interest in Kirin-Amgen, Inc. (“KA”), a corporation formed in 1984 with Kirin Brewery Company, Limited (“Kirin”) for the development and commercialization of certain products based on advanced biotechnology. We account for our interest in KA under the equity method and include our share of KA’s profits or losses in “Selling, general and administrative” in the Condensed Consolidated Statements of Operations. During the three and six months ended June 30, 2006 our share of KA’s profits were $16 million and $28 million, respectively. During the three and six months ended June 30, 2005, our share of KA’s profits were $15 million and $30 million, respectively. At June 30, 2006 and December 31, 2005 the carrying value of our equity method investment in KA was $207 million and $180 million, respectively, and is included in non-current other assets in the accompanying Condensed Consolidated Balance Sheets. KA’s revenues consist of royalty income related to its licensed technology rights. All of our rights to manufacture and market certain products including erythropoietin, granulocyte colony-stimulating factor (“G-CSF”), darbepoetin alfa, and pegfilgrastim are pursuant to exclusive licenses from KA. We currently market certain of these products under the brand names EPOGEN® (erythropoietin), NEUPOGEN® (G-CSF), Aranesp® (darbepoetin alfa), and Neulasta® (pegfilgrastim). KA receives royalty income from us, as well as Kirin, Johnson & Johnson, and F. Hoffmann-La Roche Ltd under separate product license agreements for certain geographic areas outside of the United States. During the three and six months ended June 30, 2006, KA earned royalties from us of $82 million and $156 million, respectively. During the three and six months ended June 30, 2005 KA earned royalties from us of $75 million and $143 million, respectively. These amounts are included in “Cost of sales (excludes amortization of acquired intangible assets)” in the Condensed Consolidated Statements of Operations.

KA’s expenses primarily consist of costs related to R&D activities conducted on its behalf by Amgen and Kirin. KA pays Amgen and Kirin for such services at negotiated rates. During the three and six months ended June 30, 2006, we earned revenues from KA of $35 million and $63 million, respectively, for certain R&D activities performed on KA’s behalf. During the three and six months ended June 30, 2005, we earned revenues from KA of $25 million and $47 million, respectively. These amounts are included in “Other revenues” in the accompanying Condensed Consolidated Statements of Operations.

4.             Income taxes

The tax rates for the three and six months ended June 30, 2006 are different from the statutory rate primarily as a result of the write-off of non-deductible acquired IPR&D in connection with the acquisition of Abgenix and indefinitely invested earnings of our foreign operations. We do not provide for U.S. income taxes on undistributed earnings of our foreign operations that are intended to be invested indefinitely outside the United States.

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

5.             Financing arrangements

The following table reflects the carrying value of our long-term borrowings under our various financing arrangements as of June 30, 2006 and December 31, 2005 (in millions):

	June 30,	December 31,
	2006	2005
0.125% convertible notes due 2011 (2011 Convertible Notes)	$2,500	$—
0.375% convertible notes due 2013 (2013 Convertible Notes)	2,500	—
Zero coupon 30 year modified convertible notes due in 2032 (2032 Modified Convertible Notes)	1,748	1,739
4.85% notes due 2014 (2014 Notes)	1,000	1,000
4.00% notes due 2009 (2009 Notes)	999	998
6.5% debt securities due 2007 (2007 Notes)	100	100
8.1% notes due 2097 (Century Notes)	100	100
Non-interest bearing note due 2013 (acquired Abgenix note)	33	—
Zero coupon 30 year convertible notes due in 2032 (2032 Convertible Notes)	20	20
Total borrowings	9,000	3,957
Less current portion	1,768	—
Total non-current debt	$7,232	$3,957

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

In connection with issuance of these convertible notes, a total of $3.0 billion of our common stock was repurchased under our stock repurchase program. Also concurrent with the issuance of the 2011 Convertible Notes and the 2013 Convertible Notes, we purchased convertible note hedges in private transactions. The convertible note hedges allow us to receive shares of our common stock and/or cash from the counterparties to the transactions equal to the amounts of common stock and/or cash related to the excess conversion value that we would pay to the holders of the 2011 Convertible Notes and the 2013 Convertible Notes upon conversion. These transactions will terminate at the earlier of the maturity dates of the related notes or the first day none of the related notes remain outstanding due to conversion or otherwise. The cost of the convertible note hedges aggregated approximately $1.5 billion. The net proceeds received from the issuance of the 2011 and 2013 Convertible Notes, the repurchase of our common stock and the purchase of the convertible note hedges was $440 million.

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

Because we have the choice of settling the convertible note hedges and warrants in cash or shares of our stock, and these contracts meet all of the applicable criteria for equity classification as outlined in EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” the cost of the convertible note hedges and net proceeds from the sale of the warrants are classified in stockholders’ equity. In addition, because both of these contracts are classified in stockholders’ equity and are indexed to our own common stock, they are not accounted for as derivatives under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”.

2032 Convertible Notes and 2032 Modified Convertible Notes

In 2002, we issued zero coupon, 30 year convertible notes (“2032 Convertible Notes”). In March 2005, certain of these notes were repurchased at their then accreted value, for cash, in accordance with their terms. Subsequently, in March and August, of 2005, we modified the terms of substantially all of the remaining 2032 Convertible Notes (“2032 Modified Convertible Notes”). Pursuant to the terms of the 2032 Convertible Notes and 2032 Modified Convertible Notes, as amended, holders of such notes may require us to purchase on specific dates all or some of their notes generally for cash. The next specified date when holders can require us to repurchase some or all of their notes at their then accreted value is on March 1, 2007. Accordingly, the notes are classified as current liabilities as of June 30, 2006 in the accompanying Condensed Consolidated Balance Sheet.

6.             Stockholders’ equity

Stock repurchase program

A summary of activity under our stock repurchase program for the six months ended June 30, 2006 and 2005 is as follows:

	2006		2005
	Shares	Dollars	Shares	Dollars
First quarter	46.7	$3,374	26.8	$1,675
Second quarter	13.0	876	12.1	750
Total	59.7	$4,250	38.9	$2,425

As of June 30, 2006, $2,289 million was available for stock repurchases under our stock repurchase program authorized by the Board of Directors in December 2005. The manner of purchases, the amount we spend, and the number of shares repurchased will vary based on a variety of factors including the stock price and blackout periods in which we are restricted from repurchasing shares, and may include private block purchases as well as market transactions.

Stockholder Rights Agreement

On July 11, 2006, Amgen’s board of directors voted unanimously to terminate our preferred stock rights plan. The plan was originally scheduled to expire on December 12, 2010, but was amended to accelerate the expiration date to July 31, 2006.

Comprehensive income

Our comprehensive income includes net income, unrealized gains and losses on our available-for-sale securities and foreign currency forward and option contracts, which qualify and are designated as cash flow hedges, and foreign currency translation adjustments. During the three and six months ended June 30, 2006, total comprehensive income was $5 million and $977 million, respectively. During the three and six months ended June 30, 2005, total comprehensive income was $1,060 million and $1,911 million, respectively.

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

8.             Abgenix, Inc. acquisition

On April 1, 2006, we acquired all of the outstanding common stock of Abgenix, a company specializing in the discovery, development and manufacture of human therapeutic antibodies. We paid cash consideration of $22.50 per share in this transaction that was accounted for as a business combination. Additionally, we issued 1.9 million stock options in exchange for Abgenix stock options assumed in the acquisition, 1.4 million options of which were vested at the date of acquisition. The purchase price was as follows (in millions):

Cash paid for shares	$2,103
Other, principally fair value of vested options assumed	92
Total	$2,195

The purchase price was preliminarily allocated to all of the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The excess of the purchase price over the fair values of assets and liabilities acquired was assigned to goodwill. The following table summarizes the estimated fair values at the acquisition date (in millions):

In-process research and development	$1,101
Identifiable intangible asset	320
Cash	252
Deferred tax assets, net	258
Property, plant and equipment	220
Other assets	76
Liabilities, principally convertible debt	(762)
Goodwill	730
Net assets acquired	$2,195

The preliminary estimated fair values of in-process research and development (“IPR&D”), the identifiable intangible asset, and property, plant and equipment were determined with the assistance of an independent valuation firm. The estimated fair values of the intangible assets were determined based upon discounted after-tax cash flows adjusted for the probabilities of successful development and commercialization. The final determination of the purchase price allocation is expected to be completed as soon as practicable. The identifiable intangible asset consists of Abgenix’s XenoMouse® technology that has alternative future uses in our research and development activities and will be amortized over its 5-year estimated useful life. The amount preliminarily allocated to IPR&D was immediately expensed in the Condensed Consolidated Statement of Operations during the three months ended June 30, 2006 (see Note 1, “Summary of significant accounting policies – Acquired in process-research and development”). The results of Abgenix’s operations have been included in the Condensed Consolidated Financial Statements commencing April 1, 2006. Pro forma results of operations for the three and six months ended June 30, 2006 assuming the acquisition of Abgenix had taken place at the beginning of 2006 would not differ significantly from actual reported results.

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

We primarily earn revenues and income and generate cash from sales of human therapeutic products in the areas of inflammation, nephrology and supportive cancer care. For the three and six months ended June 30, 2006, total revenues were $3.6 billion and $6.8 billion, respectively. For the three and six months ended June 30, 2006, net income was $14 million and $1.0 billion, respectively, or $0.01 per share and $0.84 per share. The results of our operations for the three and six months ended June 30, 2006 reflect the $1.1 billion write-off of acquired in-process research and development (“IPR&D”) costs associated with the Abgenix, Inc. (“Abgenix”) acquisition recorded in the three months ended June 30, 2006. As of June 30, 2006, cash, cash equivalents and marketable securities were $5.0 billion, of which approximately $4.5 billion was generated from operations in foreign tax jurisdictions and is intended for use outside the United States.

Our principal products include Aranesp® (darbepoetin alfa), EPOGEN® (Epoetin alfa), Neulasta® (pegfilgrastim)/NEUPOGEN® (Filgrastim), and Enbrel® (etanercept), which is marketed under a co-promotion agreement with Wyeth in the United States and Canada. For additional information about our principal products, their approved indications, and where they are marketed, see “Item 1. Business – Principal products” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2005. For the three and six months ended June 30, 2006 and 2005, product sales represented 97% of total revenues. Over the last several years, our product sales growth has been primarily driven by sales of Aranesp®, ENBREL, and Neulasta®, which have benefited primarily from share gains and/or segment growth. We expect these products to continue to drive year over year sales growth in 2006. However, we expect that continued share gains will be more of a challenge than those achieved in previous years as we operate in a highly competitive environment. Going forward, we will continue to focus on growing our segments, including increasing our penetration in the therapeutic areas in which our products are used, while maintaining our focus on share gains. Our principal products have attained significant sales levels, and for certain of our products, in a relatively short period of time. As a result, although we have experienced significant year over year sales growth as a result of share gains and/or segment growth, in the near term, we expect our product sales growth to be lower than that achieved in the past several years. Furthermore, various factors can influence sales growth on a sequential quarterly basis, such as wholesaler and end-user inventory management practices and fluctuations in foreign exchange rates. For example, wholesaler buying patterns in advance of holidays may result in higher sequential quarterly sales growth for the quarters ending June 30 and December 31.

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

International product sales represented approximately 18% of total product sales for each of the three and six month periods ended June 30, 2006 and 2005. Our international product sales consist principally of European sales of Aranesp® and Neulasta®/NEUPOGEN® and were unfavorably impacted by foreign currency changes of approximately $9 million and $55 million (see “Results of Operations” discussion below) for the three and six months ended June 30, 2006, respectively. However, both the positive and negative impacts that movements in foreign exchange rates have on our international product sales are mitigated, in part, by the natural, opposite impact these exchange rate movements have on our international operating expenses and as a result of our foreign currency hedging activities. Our hedging activities seek to offset the impact, both positive and negative, that foreign exchange rate changes may have on our net income. As such, the impact to our net results of operations from changes in foreign currency exchange rates has been largely mitigated.

For the three and six months ended June 30, 2006 and 2005, operating income was as follows:

(Amounts in millions)

	Three months ended			Six months ended
	June 30,			June 30,
	2006	2005	Change	2006	2005	Change
Operating Income	$295	$1,293	(77)%	$1,529	$2,449	(38)%

Operating income as a percentage of product sales was 8% and 42% for the three months ended June 30, 2006 and 2005, respectively. For the six months ended June 30, 2006 and 2005, operating income as a percentage of product sales was 23% and 42%, respectively. The decline in operating income for the three and six month periods largely reflects the write-off of acquired IPR&D of $1.1 billion in connection with the Abgenix acquisition.

We focus our research and development (“R&D”) on novel human therapeutics for the treatment of grievous illness. We have expanded and will need to continue to significantly expand our clinical development resources, including human capital, to manage and execute increasingly larger and more complex clinical trials. Throughout 2006, we are expecting a significant increase in the number, size, duration and complexity of our clinical trials, in particular with respect to denosumab, our late-stage investigational product for osteoporosis and metastatic bone cancer. For example, testing denosumab in the osteoporosis setting requires large clinical trials, substantial time and resources to recruit patients and significant expense to execute. We have begun seven and expect to begin conducting two additional “mega-site” trials (involving 200 or more sites) in 2006 to support denosumab and our other late-stage programs. (Two additional “mega-site” trials associated with our late-stage program for AMG 706, specifically the Phase 3 studies in first line breast cancer and first line non-small cell lung cancer, previously expected to begin in the fourth quarter of 2006 have been delayed as a result of observing an increased frequency of cholecysitis, inflammation of the gall bladder, in patients treated with this late stage product candidate see “Item 1A. Risk Factors in Part II herein – Before we commercialize and sell any of our product candidates, we must conduct clinical trials in humans; if we fail to adequately manage these trials we may not be able to sell future products and our sales could be adversely affected.”) To execute our clinical trial programs, we need to continue to accelerate the growth of our development organization and associated R&D support organizations, implement new management structures and approaches, and increase dependence on third-party contract clinical trial providers. Further, to increase the number of patients available for enrollment for our clinical trials, we have and will continue to open clinical sites and enroll patients in a number of new geographic locations where our experience conducting clinical trials is more limited, including Russia, China, India and some Central and South American countries utilizing third-party contract clinical trial providers.

On April 1, 2006, we paid shareholders of Abgenix $22.50 in cash per common share for a total value of approximately $2.1 billion to acquire all of the shares and assumed Abgenix’s outstanding debt with a fair value of approximately $686 million. Abgenix specialized in the discovery, development and manufacture of human therapeutic antibodies and was our co-development partner for Vectibix™ (panitumumab) (pending FDA approval). The results of Abgenix’s operations have been included in our Condensed Consolidated Financial Statements commencing April 1, 2006.

There are many economic and industry-wide factors that affect our business generally and uniquely, including, among others, those relating to broad reimbursement changes, increased complexity and cost of R&D, increasingly intense competition for our currently marketed products and product candidates including the expected introduction of biosimilar products in Europe, complex and expanding regulatory requirements, and intellectual property protection. See “Item 1. Business” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2005 and “Item 1A. Risk Factors” in Part II herein for further information on these economic and industry-wide factors and their impact on our business.

Reimbursement

In the United States, dialysis providers are primarily reimbursed for EPOGEN® by the federal government through the End Stage Renal Disease Program (“ESRD Program”) of Medicare. The ESRD Program reimburses approved providers for 80% of allowed dialysis costs; the remainder is paid by other sources, including patients, state Medicaid programs, private insurance, and to a lesser extent, state kidney patient programs. The ESRD Program reimbursement rate is established by federal law and is monitored and implemented by the Centers for Medicare & Medicaid Services (“CMS”). Most patients receiving Aranesp®, Neulasta®, and NEUPOGEN® for approved indications are covered by both government and private payer health care programs. Since January 1, 2006, ENBREL and Sensipar® are eligible for coverage from the U.S. government under Medicare Part D. Although both ENBREL and Sensipar® have received broad formulary placement in 2006, Part D formulary placements are made by individual Part D plan sponsors with oversight by CMS and are subject to revision in the future. Generally, in Europe and other countries outside the U.S., the government sponsored healthcare system is the primary payer of healthcare costs of patients. Governments may regulate access to, prices or reimbursement levels of our products to control costs. Worldwide use of our products may be affected by these cost containment pressures and cost shifting from governments and private insurers to health care providers in response to ongoing initiatives to reduce health care expenditures. Therefore, sales of all of our principal products are dependent, in part, on the availability and extent of reimbursement from third-party payers, including governments and private insurance plans.

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

The main components of the MMA that affect our currently marketed products are as follows:

•      Through 2004, the Average Wholesale Price (“AWP”) mechanism was the basis of Medicare Part B payment for covered outpatient drugs and biologics. Since January 1, 2005, in the physician clinic setting, Aranesp®, Neulasta® and NEUPOGEN® are being reimbursed under a Medicare Part B payment methodology that reimburses each product at 106% of its “average sales price” (“ASP”) (sometimes referred to as “ASP+6%”). ASP is calculated by the manufacturer based on a statutorily defined formula and submitted to CMS. A product’s ASP is calculated on a quarterly basis and therefore may change each quarter. The ASP in effect for a given quarter (the “Current Period”) is based upon certain historical sales and sales incentive data covering a statutorily defined period of time preceding the Current Period. For example, the ASP for Aranesp® that we submit for the fourth quarter of 2006 will be based on certain historical sales and sales incentive data for Aranesp® from July 1, 2005 through June 30, 2006. CMS publishes the ASPs for products in advance of the quarter in which they go into effect. The ASPs for Aranesp® and Neulasta® trended downward during the first three quarters of 2005, began to stabilize during the fourth quarter of 2005 and have remained relatively stable in 2006.

•      Per the MMA, beginning in 2006, physicians in the physician clinic setting will have the choice between purchasing and billing for specific drugs under the ASP+6% system or obtaining those drugs from vendors selected by CMS under the “competitive acquisition program” (“CAP”). Physicians who select to obtain drugs from CAP will no longer purchase or obtain reimbursement directly for such drugs under Medicare. CMS issued several rules related to CAP in 2005 and delayed implementation until July 2006. In April 2006, CMS announced that BioScrip would be the sole initial vendor for CAP. The initial physician election period occurred between May 8, 2006 through June 2, 2006 and physicians who elected to participate in CAP during this timeframe began the program on July 1, 2006. CMS announced an extension of the election period to June 30, 2006 and physicians who elected to participate in CAP between June 2, 2006 and June 30, 2006 began participation on August 1, 2006 for the initial period until December 31, 2006. Based upon disclosed CAP enrollment data, we do not anticipate widespread adoption of this program initially. Although we cannot fully predict how many physicians will select to obtain drugs from CAP, we believe CAP is unlikely to have a significant impact on our business. Pursuant to the final rule, discounts to CAP vendors are excluded from the calculation of ASPs and therefore do not have the potential to impact the ASPs for our products that would be available through the CAP.

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

•      Pursuant to final rules issued by CMS on November 3, 2004, Medicare reimbursement for EPOGEN® used in the dialysis setting for calendar year 2005 changed from the previous rate in 2004 of $10 per 1,000 Units to $9.76 per 1,000 Units, in 2005, a rate based upon an average acquisition cost for 2003 determined by the Office of the Inspector General (“OIG”) and adjusted for price inflation based on the Producer Price Index for pharmaceutical products. Pursuant to the CMS final rules, the difference between the 2004 reimbursement rates for all drugs separately billed outside the dialysis composite rate (including EPOGEN®) and the 2005 reimbursement rates for such drugs was added to the composite rate that dialysis providers receive for dialysis treatment. Pursuant to the Medicare Physician Fee Schedule Payment Final Rule, effective January 1, 2006, the payment mechanism for separately reimbursed dialysis drugs in both freestanding and hospital-based dialysis centers, including EPOGEN® and Aranesp®, is reimbursed by Medicare at ASP+6% using the same payment amounts used in the physician clinic setting and calculated quarterly in the same manner as described above for our products under the Medicare Part B payment methodology. CMS publishes the ASPs for products in advance of the quarter in which they go into effect. Based on this final rule, the reimbursement rate for EPOGEN®, for the first three quarters of 2006 decreased from the reimbursement rate in 2005, and we expect that the reimbursement rate for the fourth quarter of 2006 will also be lower than the reimbursement rate in 2005. Because we cannot accurately predict the extent to which this reduced reimbursement will impact how, or under what circumstances, healthcare providers will prescribe or administer EPOGEN®, we cannot estimate the full impact of the reduced reimbursement rate on our EPOGEN® product sales. However, we believe that it is not likely to be significant in 2006.

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

Further, the Deficit Reduction Act of 2005 (“DRA”) included provisions, which are phased in over time, regarding state collection and submission of data for the purpose of collecting Medicaid drug rebates from manufacturers for physician-administered drugs. We expect that state compliance with elements of these provisions that become effective in 2007 will increase the level of Medicaid rebates paid by us. We are currently in the process of further evaluating the impact of the DRA, and as a result we cannot predict the potential full impact on our business.

Results of Operations

Product sales

For the three and six months ended June 30, 2006 and 2005, worldwide product sales and total product sales by geographic region were as follows:

(Amounts in millions)

	Three months ended			Six months ended
	June 30,			June 30,
	2006	2005	Change	2006	2005	Change
Aranesp®	$1,055	$837	26%	$1,948	$1,560	25%
EPOGEN®	613	647	(5)%	1,217	1,230	(1)%
Neulasta®/NEUPOGEN®	1,005	899	12%	1,901	1,694	12%
Enbrel®	724	639	13%	1,382	1,231	12%
Sensipar®	79	36	119%	140	63	122%
Other	15	14	7%	30	29	3%
Total product sales	$3,491	$3,072	14%	$6,618	$5,807	14%

Total U.S.	$2,861	$2,532	13%	$5,432	$4,763	14%
Total International	630	540	17%	1,186	1,044	14%
Total product sales	$3,491	$3,072	14%	$6,618	$5,807	14%

Product sales are influenced by a number of factors, including demand, third-party reimbursement availability and policies, pricing strategies, wholesaler and end-user inventory management practices, fluctuations in foreign exchange rates, new product launches and indications, competitive products, product supply, and acquisitions.

Sales growth for the three and six months ended June 30, 2006 was principally driven by demand for Aranesp®, ENBREL, and Neulasta®. International product sales growth for the three and six months ended June 30, 2006 was unfavorably impacted by approximately $9 million and $55 million, respectively, from foreign currency exchange rate changes.

We expect Aranesp®, ENBREL, and Neulasta® to continue to drive year over year sales growth in the near term. However, we expect that continued share gains will be more of a challenge than those achieved in previous years as we operate in a highly competitive environment. Going forward, we will continue to focus on growing our segments, including increasing our penetration in the therapeutic areas in which our products are used, while maintaining our focus on share gains.

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

Aranesp®

(Amounts in millions)

	Three months ended			Six months ended
	June 30,			June 30,
	2006	2005	Change	2006	2005	Change
Aranesp® - U.S.	$713	$536	33%	$1,309	$983	33%
Aranesp® - International	342	301	14%	639	577	11%
Total Aranesp®	$1,055	$837	26%	$1,948	$1,560	25%

The increase in U.S. Aranesp® sales for the three and six months ended June 30, 2006 was primarily driven by demand reflecting both segment growth and continued overall share gains. The increase in international Aranesp® sales for the three and six months ended June 30, 2006 was also principally driven by demand. International sales for the six months ended June 30, 2006 were unfavorably impacted by $35 million due to changes in foreign currency exchange rates.

For the remainder of 2006, we believe that Aranesp® sales growth will be driven primarily by increased demand due to both segment growth and continued share gains resulting from extended dosing. Further, sales of Aranesp® have been and may continue to be benefited by its use in U.S. hospital dialysis clinics to treat anemia associated with chronic renal failure instead of EPOGEN®, however, we believe this conversion had stabilized as of June 30, 2006. In addition, we believe future worldwide Aranesp® sales growth will also be dependent, in part, on such factors as: reimbursement by third-party payers (including governments and private insurance plans) (see “Item 1A. Risk Factors in Part II herein – Our sales depend on payment and reimbursement from third-party payers, and, to the extent that reimbursement for our products is reduced, this could negatively impact the utilization of our products.”); cost containment pressures from governments and private insurers on health care providers; governmental or private organization regulations or guidelines relating to the use of our products; government programs such as the 2006 Demonstration Project; penetration of existing and new segments, including potential new indications; patient population growth; the effects of pricing strategies; competitive products or therapies, including biosimilar products in Europe; the development of new treatments for cancer; and changes in foreign currency exchange rates.

EPOGEN®

(Amounts in millions)

	Three months ended			Six months ended
	June 30,			June 30,
	2006	2005	Change	2006	2005	Change
EPOGEN® - U.S.	$613	$647	(5)%	$1,217	$1,230	(1)%

Reported EPOGEN® sales for the three months ended June 30, 2006 decreased primarily due to changes in wholesaler inventory levels and increased use of Aranesp® in the hospital setting, which offset the demand for EPOGEN® in the freestanding dialysis clinics. Reported EPOGEN® sales for the six months ended June 30, 2006 decreased primarily due to increased use of Aranesp® in the hospital setting. We believe that conversion to Aranesp® in the hospital setting has stabilized as of June 30, 2006.

We believe EPOGEN® should experience sales growth for the remainder of 2006 primarily as a result of patient population growth and the stabilization of conversion to Aranesp® in the U.S. hospital dialysis clinics. On an annual basis, we believe demand for EPOGEN® in the freestanding dialysis clinics, which account for a majority of EPOGEN® sales, remains consistent with estimated annual patient population growth at approximately 3-4%. Patients receiving treatment for anemia associated with end stage renal disease with EPOGEN® are covered primarily under medical programs provided by the federal government. Therefore, going forward, we believe EPOGEN® sales growth will further depend on changes in reimbursement rates or a change in the basis for reimbursement by the federal government (see “Item 1A. Risk Factors in Part II herein – Our sales depend on payment and reimbursement from third-party payers, and, to the extent that reimbursement for our products is reduced, this could negatively impact the utilization of our products.”). We believe EPOGEN® sales growth will also be dependent, in part, on future governmental or private organization regulations or guidelines relating to the use of our products, cost containment pressures from the federal government on health care providers and the effects of pricing strategies.

Neulasta®/NEUPOGEN®

(Amounts in millions)

	Three months ended			Six months ended
	June 30,			June 30,
	2006	2005	Change	2006	2005	Change
Neulasta® - U.S.	$579	$490	18%	$1,076	$906	19%
NEUPOGEN® - U.S.	206	208	(1)%	397	390	2%
U.S. Neulasta®/NEUPOGEN® - Total	785	698	12%	1,473	1,296	14%
Neulasta® - International	122	97	26%	233	182	28%
NEUPOGEN® - International	98	104	(6)%	195	216	(10)%
International Neulasta®/NEUPOGEN® - Total	220	201	9%	428	398	8%
Total Worldwide Neulasta®/NEUPOGEN®	$1,005	$899	12%	$1,901	$1,694	12%

The increase in U.S. Neulasta®/NEUPOGEN® sales for the three and six months ended June 30, 2006 was driven primarily by demand for Neulasta®. In addition, the increase in demand for Neulasta® for the three months ended June 30, 2006 also includes the impact of a 2 percent U.S. price increase in April 2006. U.S. demand for Neulasta® continued to benefit from a product label extension based on new clinical data demonstrating the value of first cycle use in moderate risk chemotherapy regimens. The increase in international Neulasta®/NEUPOGEN® sales for the three and six months ended June 30, 2006 was driven primarily by demand for Neulasta®. International sales for the six months ended June 30, 2006 were unfavorably impacted by $22 million in foreign currency exchange rate changes.

For the remainder of 2006, we believe sales growth for Neulasta®/NEUPOGEN® will continue to benefit from a label extension for Neulasta® based on new clinical data demonstrating the value of first cycle use in moderate risk chemotherapy regimes. In addition, future worldwide Neulasta®/NEUPOGEN® sales growth will be dependent, in part, on such factors as: reimbursement by third-party payers (including governments and private insurance plans) (see “Item 1A. Risk Factors in Part II herein – Our sales depend on payment and reimbursement from third-party payers, and, to the extent that reimbursement for our products is reduced, this could negatively impact the utilization of our products.”); cost containment pressures from governments and private insurers on health care providers; governmental or private organization regulations or guidelines relating to the use of our products; government programs such as the 2006 Demonstration Project; penetration of existing segments; patient population growth; the effects of pricing strategies; competitive products or therapies, including biosimilar products in Europe; the development of new treatments for cancer; and changes in foreign currency exchange rates. Future chemotherapy treatments that are less myelosuppressive may require less Neulasta®/NEUPOGEN®, however, other future chemotherapy treatments that are more myelosuppressive, such as dose dense chemotherapy, could require more Neulasta®/NEUPOGEN®. NEUPOGEN® competes with Neulasta® in the United States and Europe. U.S. and International NEUPOGEN® sales have been adversely impacted by conversion to Neulasta®. However, we believe that most of the conversion in the United States has occurred. In Europe, we plan to continue actively converting NEUPOGEN® patients to Neulasta®, emphasizing its less frequent dosing requirements as compared to NEUPOGEN®. However, we cannot accurately predict the rate or timing of future conversion of NEUPOGEN® patients to Neulasta® in Europe.

ENBREL

(Amounts in millions)

	Three months ended			Six months ended
	June 30,			June 30,
	2006	2005	Change	2006	2005	Change
ENBREL - U.S.	$685	$614	12%	$1,314	$1,184	11%
ENBREL - International	39	25	56%	68	47	45%
Total ENBREL	$724	$639	13%	$1,382	$1,231	12%

ENBREL sales growth for the three and six months ended June 30, 2006 was driven by demand. In addition, the increase in demand for the three months ended June 30, 2006 also includes the impact of a 4.9 percent U.S. price increase. While ENBREL continued to maintain a leading position in both rheumatology and dermatology, ENBREL sales growth has been affected in 2006 by slowing segment growth in dermatology and by increased competitive activities in both segments. The year to date sales growth was also impacted by slower segment growth in rheumatology in the three months ended March 31, 2006, in part, due to slower than anticipated Medicare Part D patient enrollment. In addition, sales growth for the six months ended June 30, 2006 has been affected by share loss in rheumatology and, to a lesser degree, in dermatology.

We believe 2006 sales growth will be driven by increased penetration in both the rheumatology and dermatology settings and as a result of ENBREL, beginning in 2006, being eligible for coverage from the U.S. Government under Medicare Program Part D. Going forward, future ENBREL sales growth will be dependent, in part, on such factors as: the effects of competing products or therapies; penetration of existing and new segments, including potential new indications; the availability and extent of reimbursement by government and third-party payers; cost containment pressures from governments and private insurers on health care providers; government programs such as Medicare Program Part D; governmental or private organization regulations or guidelines relating to the use of our products; and the effects of pricing strategies (see “Item 1A. Risk Factors in Part II herein – Our sales depend on payment and reimbursement from third-party payers, and, to the extent that reimbursement for our products is reduced, this could negatively impact the utilization of our products.”).

Selected operating expenses

The following table summarizes selected operating expenses (amounts in millions):

	Three months ended			Six months ended
	June 30,			June 30,
	2006	2005	Change	2006	2005	Change
Product sales	$3,491	$3,072	14%	$6,618	$5,807	14%
Operating expenses:
Cost of sales (excludes amortization of acquired intangible assets)	$493	$530	(7)%	$1,045	$1,019	3%
% of product sales	14%	17%		16%	18%
Research and development	$788	$567	39%	$1,443	$1,091	32%
% of product sales	23%	18%		22%	19%
Selling, general and administrative	$840	$646	30%	$1,529	$1,223	25%
% of product sales	24%	21%		23%	21%
Write-off of acquired in-process research and development	$1,101	$—		$1,101	$—

Cost of sales

Cost of sales, which excludes the amortization of acquired intangible assets (see “Condensed Consolidated Statements of Operations”), decreased 7% for the three months and increased 3% for the six months ended June 30, 2006. The decrease in the three months ended June 30, 2006 was primarily driven by lower royalty expenses and, to a lesser extent, production efficiencies. Royalty expenses were lower in the three months ended June 30, 2006 due to the expiration of certain contractual royalty obligations on Neulasta® and NEUPOGEN® and the acquisition of certain royalty rights on sales of ENBREL and European Union sales of Neulasta® and NEUPOGEN®. The increase in costs of sales for the six months ended June 30, 2006 is primarily due to higher manufacturing costs in the first three months, in part due to higher sales volumes, offsetting the reduction experienced during the last three months.

Research and development

R&D expenses are primarily comprised of costs and expenses for: salaries and benefits associated with R&D personnel, overhead and occupancy, clinical trial and related clinical manufacturing, including contract services and other outside costs, process development, quality assurance, information systems, and amortization of technology used in R&D with alternative future uses. R&D expenses also include such costs related to activities performed on behalf of corporate partners. R&D expenses increased 39% and 32%, respectively, for the three and six months ended June 30, 2006 primarily driven by higher staff-related costs and increased funding to support clinical trials for our late stage programs, including higher clinical material and manufacturing costs. In addition, R&D costs for the three and six months ended June 30, 2006, include approximately $28 million and $57 million, respectively, in stock option expense, which was not reflected in our Consolidated Results of Operations prior to January 1, 2006 (see “Stock option expense”). During the three months ended June 30, 2006, staff-related costs, including stock option compensation, and clinical trial and clinical manufacturing costs increased approximately $115 million and $81 million, respectively. During the six months ended June 30, 2006, staff-related costs, including stock option compensation, and clinical trial and clinical manufacturing costs increased approximately $208 million and $125 million, respectively. We expect R&D expense growth rates to accelerate in the remainder of the year reflecting a full six months of the seven “mega-site” trials started in the first half of the year and two additional “mega-site” trials expected to start in the second half.

Acquired in-process research and development

The fair value of acquired IPR&D projects and technologies which have no alternative future use and which have not reached technological feasibility at the date of acquisition are expensed as incurred. In the second quarter of 2006 we wrote off $1,101 million of acquired IPR&D related to the Abgenix acquisition. Acquired IPR&D is considered part of total R&D expense.

Selling, general and administrative

Selling, general and administrative (“SG&A”) expenses are primarily comprised of salaries and benefits associated with sales and marketing, finance, legal, and other administrative personnel; outside marketing expenses; overhead and occupancy costs; and other general and administrative costs. SG&A increased 30% for the three months ended June 30, 2006 primarily to support our growing organization, including $119 million of costs associated with higher staff levels and $15 million of additional infrastructure costs primarily associated with our Global Enterprise Resource Planning (ERP) system. In addition, we incurred $21 million in higher legal costs associated with ongoing litigation and $55 million in increased outside marketing expenses in support of our principal products, including the Wyeth profit share related to ENBREL. SG&A increased 25% for the six months ended June 30, 2006 primarily due to $203 million of costs associated with higher staff levels, $23 million of additional infrastructure costs primarily associated with our ERP system, $35 million in higher legal costs associated with ongoing litigation, and $65 million in increased outside marketing expenses in support of our principal products, including the Wyeth profit share related to ENBREL. Staff-related expenses for the three and six months ended June 30, 2006, include approximately $34 million and $71 million, respectively, in stock option expense, which was not reflected in our Consolidated Results of Operations prior to January 1, 2006 (see “Stock option expense”).

Interest and other income and (expense), net

Interest and other income (expense), net for the three months ended June 30, 2006 was $21 million of income compared to $6 million of income for the three months ended June 30, 2005. Interest and other income (expense), net for the six months ended June 30, 2006 was $101 million of income compared to net expense of $4 million for the six months ended June 30, 2005. These increases were principally attributable to an increase in interest income.

Legal settlements

During the three months ended June 30, 2005, we settled certain legal matters, primarily related to a patent legal proceeding, and recorded an expense of $49 million, net of amounts previously accrued.

Income taxes

Our effective tax rates for the three and six months ended June 30, 2006 were 95.6% and 37.7%, respectively, compared with 20.8% and 23.0%, respectively, for the same periods last year. Our effective tax rates for the three and six months ended June 30, 2006 have increased primarily due to the write-off of acquired IPR&D costs in connection with the acquisition of Abgenix and the expiration of the federal research and experimentation (R&E) credit in 2005. Also, the second quarter of 2005 reflected a one-time decrease in the tax rate due to the favorable resolution with the Internal Revenue Service of prior year foreign tax credit claims and research and development tax credits. The increase in the rates for 2006 was partially offset by an increase in the amount of foreign earnings intended to be invested indefinitely outside of the United States. As permitted in Accounting Principles Board Opinion (“APB”) No. 23, “Accounting for Income Taxes – Special Areas”, we do not provide for U.S. income taxes on undistributed earnings of our foreign operations that are intended to be invested indefinitely outside the United States.

See Note 4, “Income taxes”, to the Condensed Consolidated Financial Statements for further discussion.

Recent accounting pronouncements

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

The adoption of SFAS No. 123R will have a material impact on our results of operations for 2006. The actual annual stock option expense in 2006 is dependent on a number of factors including the number of stock options granted, our common stock price and related expected volatility, and other inputs utilized in estimating the fair value of the stock options at the time of grant. As a result of recognizing compensation expense for stock options pursuant to the provisions of SFAS No. 123(R), our income before income taxes for the three and six months ended June 30, 2006, was $63 million and $129 million lower, respectively, and our net income was $43 million and $88 million lower, respectively, than if we had continued to account for stock options under APB No. 25. In addition, both basic and diluted earnings per share for the three and six months ended June 30, 2006 were $.04 and $.08 lower, respectively, than if we had continued to account for stock options under APB No. 25. We expect the impact of stock option expense to be in the range of $0.12 to $0.14 per share in 2006 compared to $0.19 for 2005 (see Note 2, “Employee stock-based payments” in the Condensed Consolidated Financial Statements). The estimated impact of stock option expense for 2006 is less than the corresponding pro forma expense amount for 2005 principally due to a reduction in the estimated number of stock options granted in recent years in favor of a combination of other equity awards. Other equity awards are comprised principally of restricted stock and performance units. Pre-tax stock-based compensation expense relating to these other equity awards for the three months ended June 30, 2006 and June 30, 2005 were $66 million and $34 million, respectively. As of June 30, 2006, there was $612 million of total unrecognized compensation cost related to unvested stock options and shares of restricted stock that is expected to be recognized over the weighted-average period of 1.6 years and $176 million of total unrecognized compensation cost related to performance units that is expected to be recognized over the weighted-average period of 1.1 years.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes”, effective for fiscal years beginning after December 15, 2006. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing rules for recognition, measurement, classification and disclosure in our financial statements of tax positions taken or expected to be taken in a tax return. We are currently evaluating the provisions in FIN 48, but have not yet determined its expected impact on us, however it is not anticipated to be material. We plan to adopt this new standard on January 1, 2007.

Financial Condition, Liquidity and Capital Resources

The following table summarizes selected financial data (amounts in millions):

	June 30,	December 31,
	2006	2005
Cash, cash equivalents, restricted cash, and marketable securities	$4,970	$5,255
Total assets	31,288	29,297
Current debt	1,768	—
Non-current debt	7,232	3,957
Stockholders’ equity	16,839	20,451

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

Cash, cash equivalents, and marketable securities

Of the total cash, cash equivalents, and marketable securities at June 30, 2006, approximately $4.5 billion was generated from operations in foreign tax jurisdictions and is intended for use outside the United States. If these funds are repatriated for use in our U.S. operations, substantial additional taxes on certain of these amounts will be required to be paid.

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

As of June 30, 2006 we had zero coupon convertible notes due in 2032 with an accreted value of $1.8 billion outstanding and having an aggregate face amount of $2.36 billion and yield to maturity of 1.125%. The holders of these convertible notes may require us to purchase, generally for cash, all or a portion of their convertible notes on specified dates (the “Put Option”), at a price equal to the original issuance price plus the accrued original issue discount through the purchase date. The next available Put Option date is on March 1, 2007. Accordingly, the convertible notes were classified as current liabilities in the accompanying Condensed Consolidated Balance Sheet as of June 30, 2006. Moody’s and Standard & Poor’s rate our outstanding convertible notes A2 and A+, respectively.

As of June 30, 2006 we had $2.0 billion of long-term notes outstanding. These long-term notes consisted of: 1) $1.0 billion of notes that bear interest at a fixed rate of 4.0% and mature in 2009, and 2) $1.0 billion of notes that bear interest at a fixed rate of 4.85% and mature in 2014. Moody’s and Standard & Poor’s rate our outstanding long-term senior notes A2 and A+, respectively.

As of June 30, 2006, we had $233 million of additional long-term debt securities outstanding. These long-term debt securities consisted of: 1) $100 million of debt securities that bear interest at a fixed rate of 6.5% and mature in 2007 under a $500 million debt shelf registration (the “$500 Million Shelf”), 2) $100 million of debt securities that bear interest at a fixed rate of 8.1% and mature in 2097, and 3) $33 million in notes due in 2013 with an effective rate of 5.35% assumed in the Abgenix acquisition. Our outstanding long-term debt is rated A2 by Moody’s and A+ by Standard & Poor’s. Under the $500 Million Shelf, all of the remaining $400 million of debt securities available for issuance may be offered from time to time under our medium-term note program with terms to be determined at the time of issuance.

We have a $1.0 billion unsecured revolving credit facility to be used for general corporate purposes, including commercial paper support, which matures in November 2010. Additionally, we have a commercial paper program, which provides for unsecured, short-term borrowings of up to an aggregate of $1.2 billion. No amounts were outstanding under the credit facility or commercial paper program as of June 30, 2006.

We have a $1.0 billion shelf registration (the “$1 Billion Shelf”) which allows us to issue debt securities, common stock, and associated preferred share purchase rights, preferred stock, warrants to purchase debt securities, common stock or preferred stock, securities purchase contracts, securities purchase units and depositary shares. The $1 Billion Shelf was established to provide for further financial flexibility and the securities available for issuance may be offered from time to time with terms to be determined at the time of issuance. As of June 30, 2006, no securities had been issued under the $1 Billion Shelf.

Certain of our financing arrangements contain non-financial covenants and as of June 30, 2006, we were in compliance with all applicable covenants.

Cash flows

The following table summarizes our cash flow activity (amounts in millions):

	Six months ended June 30,
	2006	2005
Net cash provided by operating activities	$2,574	$2,340
Net cash (used in) provided by investing activities	(2,042)	1,104
Net cash used in financing activities	(425)	(3,349)

Operating

Cash provided by operating activities has been and is expected to continue to be our primary recurring source of funds. Cash provided by operating activities during the six months ended June 30, 2006 increased from the prior year six month period due to higher cash receipts from customers driven by the growth in product sales partially offset by increased payments associated with higher operating costs and the timing of payments in the ordinary course of business. (See Condensed Consolidated Statements of Cash Flows).

Investing

On April, 1, 2006, we completed our acquisition of Abgenix and paid $2.1 billion in cash to the shareholders of Abgenix to acquire all outstanding shares. In addition, we acquired $252 million in cash, and subsequent to the completion of the acquisition, we paid off $653 million of convertible debt assumed in this transaction.

Capital expenditures totaled $458 million during the six months ended June 30, 2006, compared with $403 million during the same period last year. The capital expenditures during the six months ended June 30, 2006 were primarily associated with ongoing manufacturing and site expansion in Puerto Rico and other locations, and costs associated with implementing our ERP system.

Capital expenditures for the six months ended June 30, 2005 totaled $403 million and were primarily associated with manufacturing and site expansion in Puerto Rico, manufacturing expansion in Colorado, administration and site development in Thousand Oaks, and building improvements for our research facility in Massachusetts.

We currently estimate 2006 spending on capital projects and equipment to be in excess of $1 billion as we continue to increase our manufacturing and R&D operations globally and implementation of our ERP system. The most significant of these expenditures are expected to be incurred with the further expansion of the Puerto Rico bulk manufacturing, formulation, fill, and finish facilities, the start of engineering and construction of a new process development, bulk manufacturing and formulation, fill, and finish facility in Ireland, the expansion of R&D operations at existing sites in the United States and the United Kingdom, and construction of a new development center in Uxbridge, United Kingdom.

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

During the six months ended June 30, 2006 and 2005, we repurchased 59.7 million and 38.9 million shares of our common stock, respectively, at a total cost of $4,250 million and $2,425 million, respectively. As of June 30, 2006, we had $2,289 million available for stock repurchases under our stock repurchase program authorized by the Board of Directors. The manner of purchases, amount we spend, and the number of shares repurchased will vary based on a variety of factors including the stock price and blackout periods in which we are restricted from repurchasing shares, and may include private block purchases as well as market transactions. Repurchases under our stock repurchase program reflect, in part, our confidence in the long-term value of Amgen common stock. Additionally, we believe that it is an effective way of returning cash to our stockholders.

For additional information regarding our stock repurchase program see Part II – Other Information, Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

On March 2, 2005, as a result of certain holders of the zero coupon convertible notes due in 2032 exercising their March 1, 2005 Put Option, we repurchased $1.59 billion aggregate principal amount or approximately 40% of the then outstanding convertible notes at their then-accreted value for $1,175 million in cash.

We receive cash from the exercise of employee stock options and proceeds from the sale of stock pursuant to the employee stock purchase plan. Employee stock option exercises and proceeds from the sale of stock by us pursuant to the employee stock purchase plans provided $225 million and $270 million of cash during the six months ended June 30, 2006 and 2005, respectively. Proceeds from the exercise of employee stock options will vary from period to period based upon, among other factors, fluctuations in the market value of our stock relative to the exercise price of such options.

Item 4.            Controls and Procedures

We maintain “disclosure controls and procedures”, as such term is defined under Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in Amgen’s Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to Amgen’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, Amgen’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and in reaching a reasonable level of assurance Amgen’s management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation under the supervision and with the participation of our management, including Amgen’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Amgen’s disclosure controls and procedures. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2006.

Further, management determined that, as of June 30, 2006, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Transkaryotic Therapies (“TKT”) and Aventis Litigation

On August 3, 2006, the U.S. Court of Appeals for the Federal Circuit affirmed the Massachusetts District Court’s decision that TKT and Hoechst Marion Roussel, Inc. (“HMR” – now Aventis Pharmaceuticals Inc., together with TKT, the “Defendants”) infringe claims 4-9 of the ‘698 patent and claims 1, 3, 4, 6, and 7 of the ‘349 patents. The court further affirmed the validity of claims 4-9 of the ‘698 patent and claim 7 of the ‘349 patent. The court found that claims 2-4 of the ‘080 patent were not infringed under the doctrine of equivalents. The court vacated and remanded to the District Court for further consideration of the validity of claim 1 of the ‘422 patent. The August 3, 2006 decision, in conjunction with the court’s prior rulings, upholds infringement by TKT of 12 claims in 3 patents owned by Amgen (‘933, ‘698, and ‘422).

Israel Bio-Engineering Project Litigation  (“IBEP”)

On June 1, 2006, Amgen and Yeda Research and Development Co. Ltd. each filed its opposition brief with the U.S. Court of Appeals for the Federal Circuit and IBEP filed its reply brief on June 29, 2006. The parties currently await scheduling of oral argument.

Average Wholesale Price Litigation

In the Multi-District Litigation (the “MDL”) Proceeding, the Massachusetts District Court rescheduled the hearing date of July 20, 2006 to September 12, 2006 for plaintiffs’ motion for class certification as to the Phase II defendants, which include Amgen and Immunex Corporation (“Immunex”).

Commonwealth of Kentucky v. Alphapharma, Inc., et al.

On June 6, 2006, a hearing was held on defendants’ (which include Amgen and Immunex) motion to dismiss before the Franklin County Circuit Court, Franklin County, Kentucky. Defendants filed answers to the complaints on July 19, 2006.

Johnson & Johnson Matters

Arbitration/Demand for Separate BLA

On July 12, 2006, a hearing was held on the motions for summary judgment submitted by Amgen and Ortho Biotech Products, L.P., (“Ortho Biotech”) Ortho Biotech Inc., and Ortho-McNeil Pharmaceutical (wholly owned subsidiaries of Johnson & Johnson, collectively, “Ortho”) before the arbitration panel. Both parties motions were denied. A final arbitration hearing has been scheduled beginning September 11, 2006.

Ortho Biotech Litigation

From June 12-15, 2006, a hearing was held on Ortho Biotech’s motion for preliminary injunction in Trenton, New Jersey before the United States District Court for the District of New Jersey. By order of the Court, the parties are filing findings of fact and conclusions of law, along with the evidentiary record.

Roche Matters

Amgen Inc. v. F. Hoffmann-La Roche Ltd., et al.

On May 10, 2006, oral arguments were held before the United States District Court in Boston, Massachusetts on the motions by Ortho Biotech to intervene in the lawsuit and motions by F. Hoffman-La Roche Ltd., Roche Diagnostics GmbH, and Hoffman–La Roche, Inc. (collectively, “Roche”) to dismiss the lawsuit based on a lack of subject matter jurisdiction and lack of personal jurisdiction over F. Hoffmann-La Roche Ltd. and Roche Diagnostics GmbH. On May 18, 2006, Roche withdrew its motion to dismiss based upon lack of personal jurisdiction.

U.S. International Trade Commission

On July 7, 2006, the Administrative Law Judge (“ALJ”) at the U.S. International Trade Commission (“Commission”) in Washington D.C. issued a summary determination that Roche’s importation and use of pegylated recombinant human erythropoietin (“peg-EPO”) in the United States to date are subject to a clinical trial exemption to patent infringement. On July 14, 2006, Amgen filed a petition requesting that the ALJ’s summary determination be reviewed by the full Commission. Amgen anticipates that the Commission will make its decision whether or not to review the ALJ’s decision by September 5, 2006. The Commission has made no determination with respect to the merits of Amgen’s claim that Roche’s future importation and sale of peg-EPO will infringe Amgen’s patents. The decision does not prevent Amgen from re-filing its complaint at a later time.

Amgen Inc., et. al. v. Ariad Pharmaceuticals, Inc.

On June 14, 2006, Ariad Pharmaceuticals, Inc. (“Ariad”) filed a motion to dismiss with the United States District Court in Delaware, which Amgen opposed on June 28, 2006.  The Court has scheduled trial to begin on February 4, 2008.

Other

On July 12, 2006, teams of prosecutors and police conducted separate site visits to the offices of Amgen GmbH our German affiliate in Munich, Germany and our European Logistics Center in Breda, The Netherlands and seized numerous files and computer tapes. The search warrant issued by a Munich court alleges improper payments by our German affiliate to a single hospital physician in Germany in 2001.

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

We also have been granted or obtained rights to patents in Europe relating to: erythropoietin; G-CSF; pegfilgrastim (pegylated G-CSF); etanercept; two relating to darbepoetin alfa; and hyperglycosylated erythropoietic proteins. Our principal European patent relating to erythropoietin expired on December 12, 2004 and our principal European patent relating to G-CSF expires on August 22, 2006. We believe that after the expiration of each of these patents, other companies could receive approval for and market follow-on or biosimilar products to compete with these products in the EU; presenting additional competition to our products. (See “—Our marketed products face substantial competition and other companies may discover, develop, acquire or commercialize products before or more successfully than we do.”) While we do not market EPOGEN® in Europe as this right belongs to Johnson & Johnson (through Kirin Amgen, Inc. (“KA”)), we do market Aranesp® in the EU, which competes with Johnson & Johnson’s EPREX® product, Roche’s Neorecormon® product, and others’ erythropoietin products. Although we cannot predict with certainty when the first biosimilar products could appear on the market in the EU, we expect that biosimilar erythropoietin products may be approved in the EU in 2007 and could be available in the EU shortly after approval. In addition, based on an announcement by Shire Pharmaceuticals Group plc (“Shire”), we expect that a competing erythropoietin product, manufactured by Shire, may appear on the market in the EU in 2007. We also expect that the first biosimilar G-CSF product may be approved in the EU as early as third quarter of 2007 and that it would compete with Neulasta® and NEUPOGEN®. In 2006, the European Medicines Agency (“EMEA”) developed and issued final regulatory guidelines related to the development and approval of biosimilar products. The final guidelines included clinical trial guidance for certain biosimilar products including erythropoietins and granulocyte-colony stimulating factors, which guidance recommends that applicants seeking approval of such biosimilar products conduct fairly extensive pharmacodynamic, toxicological, clinical safety studies and a pharmacovigilance program. Although, we cannot predict whether or to what extent the entry of biosimilar products would impact future Aranesp®, Neulasta® or

NEUPOGEN® sales in the EU, biosimilar or other products that effectively compete with our products could reduce sales which could have a material adverse affect on our results of operations.

Before we commercialize and sell any of our product candidates, we must conduct clinical trials in humans; if we fail to adequately manage these trials we may not be able to sell future products and our sales could be adversely affected.

Before we can sell any products, we must conduct clinical trials which demonstrate that our product candidates are safe and effective for use in humans for the indications sought. The results of these clinical trials are used as the basis to obtain regulatory approval from government authorities such as the U.S. Food and Drug Administration (“FDA”). Clinical trials are experiments conducted using our product candidates in human patients having the diseases or medical conditions we are trying to address. Conducting clinical trials is a complex, time-consuming and expensive process. We are required to conduct clinical trials using an appropriate number of trial sites and patients to support the product label claims we are seeking. The length of time, number of trial sites and patients required for clinical trials vary substantially according to the type, complexity, novelty and intended use of the product candidate, and therefore, we may spend as much as several years completing certain trials. Our ability to timely complete our clinical trials depends in large part on a number of key factors including regulatory approval to commence a study, reaching agreement on acceptable clinical study agreement terms, obtaining institutional review board approval to conduct a study at a prospective clinical trial site and the rate of patient enrollment in clinical trials. Patient enrollment is a function of several factors, including the size and location of the patient population, enrollment criteria and competition with other clinical trials for eligible patients. As such, there may be limited availability of patients who meet the criteria for certain clinical trials. Delays in planned clinical trials can result in increased development costs, delays in regulatory approvals and associated delays in product candidates reaching the market. Patients may also suffer adverse medical events or side effects in the course of our clinical trials that may delay or prohibit regulatory approval of our product candidates or may render the product candidate commercially infeasible. For example, as a result of observing an increased frequency of cholecysitis, inflammation of the gall bladder, in patients treated with our late-stage product candidate AMG 706, we recently announced that two of our “mega-site” trials (involving 200 or more sites) associated with the AMG 706 program, specifically the Phase 3 study in first line breast cancer and first line non-small cell lung cancer, previously expected to begin in the fourth quarter of 2006, have been delayed subject to additional Phase 1 and 2 data and protocol modifications. Additionally, clinical trials must be designed based on the current standard of medical care. However in certain diseases, such as cancer, the standard of care is evolving rapidly. In these diseases, the duration of time needed to complete certain clinical trials may result in the design of such clinical trials being based on an out of date standard of medical care; limiting the utility and application of such trials. Of course, even if we successfully manage our clinical trials, we may not obtain favorable clinical trial results and may not be able to obtain regulatory approval on this basis.

The number, size, duration and complexity of our clinical trials has increased and we expect will continue to increase significantly for 2006, in particular with respect to denosumab, our late-stage investigational product for osteoporosis and metastatic bone cancer. As the number of large-scale clinical trials initiated during the rest of the year further increases, we expect to see further accelerated growth in research and development expense in 2006 as compared to 2005. For example, testing denosumab in the osteoporosis setting requires large clinical trials, substantial time and resources to recruit patients and significant expense to execute. We have begun seven and expect to begin conducting two additional “mega-site” trials in 2006 to support denosumab and our other late-stage programs. To execute our clinical trial programs, we need to accelerate the growth of our development organization, implement new management structures and approaches and increase dependence on third-party contract clinical trial providers. Further, to increase the number of patients available for enrollment for our clinical trials, we are planning to open clinical sites and enroll patients in a number of new geographic locations where our experience conducting clinical trials is more limited, including Russia, China, India and some Central and South American countries. We plan to conduct clinical trial activities in these new territories with the assistance of third-party contract clinical trial providers.

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

We intend to continue an aggressive research and development program. Successful product development in the biotechnology industry is highly uncertain, and very few research and development projects produce a commercial product. Product candidates that appear promising in the early phases of development, such as in early human clinical trials, may fail to reach the market for a number of reasons, such as:

•      the product candidate did not demonstrate acceptable clinical trial results even though it demonstrated positive preclinical trial results

•      the product candidate was not effective or more effective than currently available therapies in treating a specified condition or illness

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

In the United States, dialysis providers are primarily reimbursed for EPOGEN® by the federal government through the End Stage Renal Disease Program (“ESRD Program”) of Medicare. The ESRD Program reimburses approved providers for 80% of allowed dialysis costs; the remainder is paid by other sources, including patients, state Medicaid programs, private insurance, and to a lesser extent, state kidney patient programs. The ESRD Program reimbursement rate is established by federal law and is monitored and implemented by the Centers for Medicare & Medicaid Services (“CMS”). Most patients receiving Aranesp®, Neulasta®, and NEUPOGEN® for approved indications are covered by both government and private payer health care programs. Since January 1, 2006, ENBREL and Sensipar® are eligible for coverage from the U.S. government under Medicare Part D. Although both ENBREL and Sensipar® have received broad formulary placement in 2006, Part D formulary placements are made by individual Part D plan sponsors with oversight by CMS and are subject to revision in the future. Generally, in Europe and other countries outside the U.S., the government sponsored healthcare system is the primary payer of healthcare costs of patients. Governments may regulate access to, prices or reimbursement levels of our products to control costs. Worldwide use of our products may be affected by these cost containment pressures and cost shifting from governments and private insurers to health care providers in response to ongoing initiatives to reduce health care expenditures. Therefore, sales of all of our principal products are dependent, in part, on the availability and extent of reimbursement from third-party payers, including governments and private insurance plans.

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

The main components of the MMA that affect our currently marketed products are as follows:

•      Through 2004, the Average Wholesale Price (“AWP”) mechanism was the basis of Medicare Part B payment for covered outpatient drugs and biologics. Since January 1, 2005, in the physician clinic setting, Aranesp®, Neulasta® and NEUPOGEN® are being reimbursed under a Medicare Part B payment methodology that reimburses each product at 106% of its “average sales price” (“ASP”) (sometimes referred to as “ASP+6%”). ASP is calculated by the manufacturer based on a statutorily defined formula and submitted to CMS. A product’s ASP is calculated on a quarterly basis and therefore may change each quarter. The ASP in effect for a given quarter (the “Current Period”) is based upon certain historical sales and sales incentive data covering a statutorily defined period of time preceding the Current Period. For example, the ASP for Aranesp® that we submit for the fourth quarter of 2006 will be based on certain historical sales and sales incentive data for Aranesp® from July 1, 2005 through June 30, 2006. CMS publishes the ASPs for products in advance of the quarter in which they go into effect. The ASPs for Aranesp® and Neulasta® trended downward during the first three quarters of 2005, began to stabilize during the fourth quarter of 2005 and have remained relatively stable in 2006.

•      Per the MMA, beginning in 2006, physicians in the physician clinic setting will have the choice between purchasing and billing for specific drugs under the ASP+6% system or obtaining those drugs from vendors selected by CMS under the “competitive acquisition program” (“CAP”). Physicians who select to obtain drugs from CAP will no longer purchase or obtain reimbursement directly for such drugs under Medicare. CMS issued several rules related to CAP in 2005 and delayed implementation until July 2006. In April 2006, CMS announced that BioScrip would be the sole initial vendor for CAP. The initial physician election period occurred between

May 8, 2006 through June 2, 2006 and physicians who elected to participate in CAP during this timeframe began the program on July 1, 2006. CMS announced an extension of the election period to June 30, 2006 and physicians who elected to participate in CAP between June 2, 2006 and June 30, 2006 began participation on August 1, 2006 for the initial period until December 31, 2006. Based upon disclosed CAP enrollment data, we do not anticipate widespread adoption of this program initially. Although we cannot fully predict how many physicians will select to obtain drugs from CAP, we believe CAP is unlikely to have a significant impact on our business. Pursuant to the final rule, discounts to CAP vendors are excluded from the calculation of ASPs and therefore do not have the potential to impact the ASPs for our products that would be available through the CAP.

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

•      Pursuant to final rules issued by CMS on November 3, 2004, Medicare reimbursement for EPOGEN® used in the dialysis setting for calendar year 2005 changed from the previous rate in 2004 of $10 per 1,000 Units to $9.76 per 1,000 Units, in 2005, a rate based upon an average acquisition cost for 2003 determined by the Office of the Inspector General (“OIG”) and adjusted for price inflation based on the Producer Price Index for pharmaceutical products. Pursuant to the CMS final rules, the difference between the 2004 reimbursement rates for all drugs separately billed outside the dialysis composite rate (including EPOGEN®) and the 2005 reimbursement rates for such drugs was added to the composite rate that dialysis providers receive for dialysis treatment. Pursuant to the Medicare Physician Fee Schedule Payment Final Rule, effective January 1, 2006, the payment mechanism for separately reimbursed dialysis drugs in both freestanding and hospital-based dialysis centers, including EPOGEN® and Aranesp®, is reimbursed by Medicare at ASP+6% using the same payment amounts used in the physician clinic setting and calculated quarterly in the same manner as described above for our products under the Medicare Part B payment methodology. CMS publishes the ASPs for products in advance of the quarter in which they go into effect. Based on this final rule, the reimbursement rate for EPOGEN®, for the first three quarters of 2006 decreased from the reimbursement rate in 2005, and we expect that the reimbursement rate for the fourth quarter of 2006 will also be lower than the reimbursement rate in 2005. Because we cannot accurately predict the extent to which this reduced reimbursement will impact how, or under what circumstances, healthcare providers will prescribe or administer EPOGEN®, we cannot estimate the full impact of the reduced reimbursement rate on our EPOGEN® product sales. However, we believe that it is not likely to be significant in 2006.

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

Further, the Deficit Reduction Act of 2005 (“DRA”) included provisions, which are phased in over time, regarding state collection and submission of data for the purpose of collecting Medicaid drug rebates from manufacturers for physician-administered drugs. We expect that state compliance with elements of these provisions that become effective in 2007 will increase the level of Medicaid rebates paid by us. We are currently in the process of further evaluating the impact of the DRA, and as a result we cannot predict the potential full impact on our business.

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

We rely on single third-party suppliers for some of our raw materials, medical devices and components; if these third-parties fail to supply these items, we may be unable to supply our products.

Certain raw materials necessary for commercial manufacturing and formulation of our products are provided by single-source unaffiliated third-party suppliers. Also, certain medical devices and components necessary for formulation, fill, and finish of our products are provided by single-source unaffiliated third-party suppliers. Certain of these raw materials, medical devices, and components are the proprietary products of these unaffiliated third-party suppliers and, in some cases, such proprietary products are specifically cited in our drug application with the FDA so that they must be obtained from that specific sole source and could not be obtained from another supplier unless and until the FDA approved that other supplier. We would be unable to obtain these raw materials, medical devices, or components for an indeterminate period of time if these third-party single-source suppliers were to cease or interrupt production or otherwise fail to supply these materials or products to us for any reason, including:

•      regulatory requirements or action by the FDA or others

•      adverse financial developments at or affecting the supplier

•      unexpected demand for or shortage of raw materials, medical devices or components

•      labor shortages or disputes

•      failure to comply with our quality standards which results in quality failures, product contamination and/or recall

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

We and certain of our licensors and partners conduct research, preclinical testing, and clinical trials for our product candidates. In addition, we manufacture and contract manufacture and certain of our licensors and partners manufacture our product candidates. We also manufacture and contract manufacture, price, sell, distribute, and market or co-market our products for their approved indications. These activities are subject to extensive regulation by numerous state and federal governmental authorities in the United States, such as the FDA and CMS, as well as in foreign countries, including European countries, Canada, Australia and Japan. Currently, we are required in the United States and in foreign countries to obtain approval from those countries’ regulatory authorities before we can manufacture (or have our third-party manufacturers produce), market and sell our products in those countries. The FDA and other U.S. and foreign regulatory agencies have substantial authority to terminate clinical trials, require additional testing, delay or withhold registration and marketing approval, mandate product withdrawals and require changes in labeling of our products.

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

Substantially all of our marketed products are currently approved in the United States and most are approved in Europe and in other foreign countries for specific uses. However, later discovery of unknown problems with our products could result in restrictions on the sale or use of such products, including potential withdrawal of the product from the market. If new medical data suggests an unacceptable safety risk or previously unidentified side-effects, we may voluntarily withdraw, or regulatory authorities may mandate the withdrawal of, such product from the market for some period or permanently. For example, we have previously conducted a voluntary wholesaler recall of a limited number of lots of ENBREL as a result of a small number of reports of missing, detached or loose rubber caps on the needle-less syringe filled with diluent liquid by a third-party contract manufacturer and packaged with the vials of ENBREL. Although there have been no observable adverse event trends associated with the reports of missing detached or loose rubber caps, we may experience the same or other problems in the future resulting in broader product recalls or adverse event trends. Further, regulatory agencies could change existing, or promulgate new, regulations at any time which may affect our ability to obtain or maintain approval of our existing or future products or require significant additional costs to obtain or maintain such approvals.

If we or others identify side effects after any of our products are on the market, or if manufacturing problems occur, regulatory approval may be withdrawn and reformulation of our products, additional clinical trials, changes in labeling of our products, and changes to or re-approvals of our manufacturing facilities may be required, any of which could have a material adverse effect on sales of the affected products and on our business and results of operations. After any of our products are approved for commercial use, we or regulatory bodies could decide, and have in the past decided, that changes to our product labeling are required. Label changes may be necessary for a number of reasons, including: the identification of actual or theoretical safety or efficacy concerns by regulatory agencies; the discovery of significant problems with a similar product that implicates an entire class of products or subsequent concerns about the sufficiency of the data or studies underlying the label. For example, the FDA instituted a class label change for the three recombinant erythropoiesis stimulating proteins (ESPs) marketed in the U.S. The label change to the class, which included EPOGEN® and Aranesp®, added information about pure red cell aplasia (PRCA) to the adverse event profile section to the three ESP product labels in the U.S. Any significant concerns raised about the safety or efficacy of our products could also result in the need to reformulate those products, to conduct additional clinical trials, to make changes to our manufacturing processes, or to seek re-approval of our manufacturing facilities. Significant concerns about the safety and effectiveness of a product could ultimately lead to the revocation of its marketing approval. The revision of product labeling or the regulatory actions described above could be required even if there is no clearly established connection between the product and the safety or efficacy concerns that have been raised. If the revision of product labeling or the regulatory actions described above resulted in decreased use of our products, it could have a material adverse effect on sales of the affected products and on our business and results of operations.

Difficulties, disruptions or delays in manufacturing or failure to comply with manufacturing regulations may limit supply of our products and limit our product sales.

We currently manufacture and market all our principal products, and we plan to manufacture and market many of our potential products. Manufacturing biologic human therapeutic products is difficult, complex and highly regulated. (See “—Our current products and products in development cannot be sold if we do not maintain regulatory approval of our products and we may be required to perform additional clinical trials or change the labeling of our products if we or others identify side effects after our products are on the market.”)  We currently manufacture our products at our manufacturing facilities located in Thousand Oaks, California, Boulder and Longmont, Colorado, West Greenwich, Rhode Island and Juncos, Puerto Rico (See “—We formulate, fill, and finish substantially all our products at our Puerto Rico manufacturing facility; if significant natural disasters or production failures occur at this facility, we may not be able to supply these products.”). Additionally, we currently use third-party contract manufacturers to produce ENBREL and plan to use contract manufacturers to produce a number of our late stage product candidates. (See “—We are dependent on third parties for a significant portion of our bulk supply and the formulation, fill, and finish of ENBREL”)  For example, we are currently seeking FDA approval of our facility in Fremont, California that we acquired in the Abgenix transaction and a third-party contract manufacturer fill and finish facility for the manufacture of VectibixTM (panitumumab) (pending FDA approval). Our ability to adequately and timely manufacture and supply our products is dependent on the uninterrupted and efficient operation of our facilities which is impacted by many manufacturing variables, including:

•      availability or contamination of raw materials and components used in the manufacturing process, particularly those for which we have no other source or supplier

•      facility capacity

•      facility contamination by microorganisms or viruses

•      compliance with regulatory requirements

•      changes in forecasts of future demand

•      timing and actual number of production runs

•      production success rates and bulk drug yields

•      timing and outcome of product quality testing

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

We manufacture and contract manufacture, price, sell, distribute, and market or co-market our products for their approved indications. These activities are subject to extensive regulation by numerous state and federal governmental authorities in the United States, such as the FDA and CMS, as well as in foreign countries, including European countries, Canada, Australia and Japan. Although we have obtained regulatory approval for our marketed products, these products and our manufacturing processes and those of our third-party contract manufacturers must undergo a potentially lengthy FDA or other regulatory approval process are subject to continued review by the FDA and other regulatory authorities. It can take longer than five years to build and license a new manufacturing plant and it can take longer than three years to qualify a new contract manufacturer. In order to maintain adequate supply to keep up with growing demand for our products,  mitigate risks associated with the vast majority of our formulation, fill and finish operations located in Puerto Rico, and to adequately prepare to launch a number of our late-stage product candidates, we must successfully implement a number of manufacturing projects on schedule, operate our facilities at nearly full production capacity over the next few years and maintain a state of regulatory compliance. Key manufacturing projects include: 1) construction, qualification and licensure of our new plant in Ireland; 2) construction, qualification and licensure of new formulation, fill and finish facilities at our Puerto Rico site; 3) expansion of existing bulk protein facilities at our Puerto Rico site including the licensure of our Puerto Rico plant for production of Aranesp® and EPOGEN® bulk drug substance; and 4) licensure of our Fremont, California manufacturing facility and a third-party contract manufacturer fill and finish facility for the manufacture of VectibixTM which we expect to launch before the end of 2006.

If regulatory authorities determine that we or our third-party contract manufacturers or third-party service providers have violated regulations or if they restrict, suspend, or revoke our prior approvals, they could prohibit us from manufacturing or selling our marketed products until we or our third-party contract manufacturers or third-party service providers comply, or indefinitely. Because our third-party contract manufacturers and third-party service providers are subject to FDA and foreign regulatory authorities, alternative qualified third-party contract manufacturers and service providers may not be available on a timely basis or at all. If we or our third-party contract manufacturers and third-party service providers cease or interrupt production or if our third-party contract manufacturers and third-party service providers fail to supply materials, products, or services to us for any reason, we may experience delayed shipments, supply constraints, stock-outs and/or recalls of our products. If we are unable to manufacture, market and sell our products, our business and results of operations would be materially and adversely affected.

We formulate, fill, and finish substantially all our products at our Puerto Rico manufacturing facility; if significant natural disasters or production failures occur at this facility, we may not be able to supply these products.

We currently perform all of the formulation, fill, and finish for EPOGEN®, Aranesp®, Neulasta® and NEUPOGEN® and some formulation, fill, and finish operations for ENBREL at our manufacturing facility in Juncos, Puerto Rico. Our global supply of these products is significantly dependent on the uninterrupted and efficient operation of this facility. Additionally, to keep up with the growing demand for our products, we are operating this facility at nearly full production capacity. A number of factors could adversely affect our formulation, fill and finish operations, including:

•      power failures

•      breakdown, failure or substandard performance of equipment

•      improper installation or operation of equipment

•      labor shortages or disputes

•      inability of third-party suppliers to provide raw materials and components

•      natural or other disasters, including hurricanes

•      failures to comply with regulatory requirements, including those of the FDA

For example, this facility in Puerto Rico has experienced manufacturing component shortages and has had evidence of adverse trends in the microbial bioburden of the production environment that reduced the production output. Although these experiences in Puerto Rico have not impacted our ability to supply product in the past, the same or other problems may result in our being unable to supply these products, which could adversely affect our product sales and operating results materially. Although we have obtained limited insurance to protect against certain business interruption losses, there can be no assurance that such coverage will be adequate or that such coverage will continue to remain available on acceptable terms, if at all. The extent of the coverage of our insurance could limit our ability to mitigate for lost sales and could result in such losses adversely affecting our product sales and operating results materially.  (See “—Difficulties, disruptions or delays in manufacturing or failure to comply with manufacturing regulations may limit supply of our products and limit our product sales.”)

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

Among the factors that could affect our actual supply of ENBREL at any time include, without limitation, BI Pharma’s and the Rhode Island facilities’ bulk drug production scheduling. For example, BI Pharma does not produce ENBREL continuously; rather, it produces the bulk drug substance through a series of periodic campaigns throughout the year. Our Rhode Island manufacturing facilities are currently dedicated to ENBREL production. The amount of commercial inventory available to us at any time depends on a variety of factors, including the timing and actual number of BI Pharma’s production runs, the actual number of runs at our Rhode Island manufacturing facilities, and, for either the Rhode Island or BI Pharma facilities, the level of production yields and success rates, the timing and outcome of product quality testing, and the amount of formulation, fill, and finish capacity. We are also dependent on third-parties for some formulation, fill, and finish of ENBREL bulk drug substance manufactured at our Rhode Island facilities. If third-party formulation, fill, and finish manufacturers are unable to provide sufficient capacity or are otherwise unable to provide services to us, the supply of ENBREL could be adversely affected materially.

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

We operate in a highly competitive environment. Our products compete with other products or treatments for diseases for which our products may be indicated. For example, ENBREL competes in certain circumstances with products marketed by Centocor, Inc., Johnson & Johnson, Abbott Laboratories, Biogen IDEC Inc., Genentech, Inc., Pfizer Inc., Novartis Corp., and Sanofi-Aventis, as well as the generic drug methotrexate, and may face competition from other potential therapies being developed. Additionally, Aranesp® competes with products marketed by Johnson & Johnson in the United States and the EU and with products marketed by Roche in the EU. Also, Aranesp® may face competition in the EU from another erythropoietin product produced by Shire in 2007. Aranesp® and EPOGEN® may also face competition from Roche’s pegylated erythropoietin molecule that, according to Roche’s public statements, they expect to bring to the U.S. market despite their acknowledgement of our U.S. erythropoietin patents. (See “—If our intellectual property positions are challenged, invalidated, circumvented or expire, or if we fail to prevail in present and future intellectual property litigation, our business could be adversely affected.”) Further, if our currently marketed products are approved for new uses, or if we sell new products, we may face new, additional competition that we do not face today. Our products may compete against products that have lower prices, superior performance, are easier to administer, or that are otherwise competitive with our products. Our principal European patent relating to erythropoietin expired on December 12, 2004 and our principal European patent relating to G-CSF expires on August 22, 2006. We believe that after the expiration of each of these patents, other companies could receive approval for and market biosimilar products to compete with our products in the EU, presenting additional competition to our products. While we do not market EPOGEN® in Europe as this right belongs to Johnson & Johnson (through KA), we do market Aranesp® in the EU, which competes with Johnson & Johnson’s EPREX® product, Roche’s Neorecormon® product and others’ erythropoietin products. Although, we cannot predict with certainty when the first biosimilar products could appear on the market in the EU, we believe that biosimilar erythropoietin products may be approved in the EU in 2007 and could be available in the EU shortly after approval. We also expect that the first biosimilar G-CSF product may be approved as early as third quarter of 2007 and that it would compete with Neulasta® and

NEUPOGEN®. In 2006, the EMEA developed and issued final regulatory guidelines related to the development and approval of biosimilar products. The final guidelines included clinical trial guidance for certain biosimilar products including erythropoietins and granulocyte-colony stimulating factors, which guidance recommends that applicants seeking approval of such biosimilar products conduct fairly extensive pharmacodynamic, toxicological, clinical safety studies and a pharmacovigilance program. We cannot predict whether or to what extent the entry of biosimilar products would impact future Aranesp®, Neulasta® or NEUPOGEN® sales in the EU. Our inability to compete effectively could reduce sales which could have a material adverse affect on our results of operations.

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

The substantial majority of our product sales are made to three pharmaceutical product wholesaler distributors, AmerisourceBergen Corporation, Cardinal Health, Inc., and McKesson Corporation. These distributors, in turn, sell our products to their customers, which include clinics, dialysis centers, hospitals and pharmacies. One of these products, EPOGEN®, is primarily sold to independent freestanding dialysis clinics, which have recently experienced significant consolidation. Two of these freestanding dialysis clinics, DaVita Inc. and Fresenius Medical Care North America, Inc., account for a significant majority of all EPOGEN® sales in the freestanding dialysis clinic setting. This concentration and consolidation has increased these entities’ purchasing leverage and may put pressure on our pricing by their potential ability to extract price discounts on our products or fees for other services, correspondingly negatively impacting our bargaining position and profit margins. The results of these developments may have a material adverse effect on our product sales and results of operations.

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

The federal government, state governments and private payers are investigating, and many have filed actions against numerous pharmaceutical and biotechnology companies, including Amgen and Immunex Corporation, now a wholly owned subsidiary of ours, alleging that the reporting of prices for pharmaceutical products has resulted in false and overstated AWP, which in turn is alleged to have improperly inflated the reimbursement paid by Medicare beneficiaries, insurers, state Medicaid programs, medical plans and other payers to health care providers who prescribed and administered those products. A number of these actions have been brought against us and/or Immunex. Additionally, a number of states have pending investigations regarding our Medicaid drug pricing practices and the U.S. Departments of Justice and Health and Human Services have requested that Immunex produce documents relating to pricing issues. Further, certain state government entity plaintiffs in some of these AWP cases are also alleging that companies, including ours, are not reporting their “best price” to the states under the Medicaid program. These cases and investigations are described in “Item 3. Legal Proceedings - Average Wholesale Price Litigation” in Form 10-K for the year ended December 31, 2005, and are updated as required in subsequent Form 10-Qs. Other states and agencies could initiate investigations of our pricing practices. A decision adverse to our interests on these actions and/or investigations could result in substantial economic damages and could have a material adverse effect on our results of operations in the period in which such liabilities are incurred.

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

Government agencies promulgate regulations and guidelines directly applicable to us and to our products. However, professional societies, practice management groups, private health/science foundations, and organizations involved in various diseases from time to time may also publish guidelines or recommendations to the health care and patient communities. Recommendations of government agencies or these other groups/organizations may relate to such matters as usage, dosage, route of administration, and use of related therapies. Organizations like these have in the past made recommendations about our products. Recommendations or guidelines that are followed by patients and health care providers could result in decreased use of our products. For example, the Agency for Healthcare Research and Quality (“AHRQ”) issued a report on May 23, 2006 on erythropoietic stimulating proteins (“ESPs”) used in cancer treatment, comparing the effectiveness of Aranesp® and PROCRIT®. In its report, AHRQ concluded that there was no clinically significant difference in the two products’ efficacy in the chemotherapy-induced anemia setting. Although we do not believe Aranesp®  sales will be significantly impacted by the release of this report, payers may use the report’s findings to modify coverage and reimbursement for ESPs used for treatment of chemotherapy-induced anemia, including Aranesp®, and use of this product could be affected. In addition, the perception by the investment community or stockholders that recommendations or guidelines will result in decreased use of our products could adversely affect prevailing market prices for our common stock.

Our stock price is volatile, which could adversely affect your investment.

Our stock price, like that of other biotechnology companies, is volatile. For example, in the fifty-two weeks prior to June 30, 2006, the trading price of our common stock has ranged from a high of $86.92 per share to a low of $60.26 per share. Our stock price may be affected by a number of factors, such as:

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

On April 1, 2006, we completed our acquisition of Abgenix for approximately $2.1 billion in cash plus the assumption of debt. The acquisition provides us with full ownership of VectibixTM and eliminates a tiered royalty on denosumab, two of our most important advanced pipeline products, as well as provides us with Abgenix’s manufacturing plant. The success of the merger will depend, in part, on our ability to realize the anticipated growth opportunities from integrating the businesses. In particular, this will require the successful regulatory approval and commercial launch of panitumumab along with production of panitumumab at Abgenix’s manufacturing plant. The integration of two independent companies is a complex, costly, and time-consuming process. We cannot assure you that the integration of Abgenix with us will result in the realization of the full post-merger benefits anticipated by us.

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

Item 2.            Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

During the three months ended June 30, 2006, we had one outstanding stock repurchase program. The manner of purchases, the amount we spend and the number of shares repurchased will vary based on a variety of factors including the stock price and blackout periods in which we are restricted from repurchasing shares and may include private block purchases as well as market transactions. Repurchases under our stock repurchase program reflect, in part, our confidence in the long-term value of Amgen common stock. Additionally, we believe that it is an effective way of returning cash to our stockholders. A summary of our repurchase activity for the three months ended June 30, 2006 is as follows:

				Total Number
				of Shares		Maximum $ Value
	Total Number		Average	Purchased as Part		that May Yet Be
	of Shares		Price Paid	of Publicly		Purchased Under the
	Purchased		per Share	Announced Programs		Programs (1)
April 1 - April 30	2,770,788		$67.01	2,767,000		$2,979,655,946
May 1 - May 31	8,983,155		67.59	8,961,700		2,373,958,099
June 1 - June 30	1,240,205		68.38	1,239,500		2,289,207,393
Total	12,994,148	(2)	$67.54	12,968,200	(2)

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

(a)         The Company held its Annual Meeting of Stockholders on May 10, 2006.

(b)         Omitted pursuant to Instruction 3 to Item 4 of Form 10-Q.

(c)         The three items voted upon at the meeting were: (i) to elect four directors to a three-year term of office expiring at the 2009 Annual Meeting of Stockholders (“Item One”); (ii) to ratify the selection of Ernst & Young LLP as the independent registered public accounting firm for the Company for the year ending December 31, 2006 (“Item Two”); and (iii) the Stockholder Proposals (“Item Three”):

(A) Stockholder Proposal #1 relating to stock retention by senior executives

(B) Stockholder Proposal # 2 relating to executive compensation

(C) Stockholder Proposal # 3 relating to shareholders rights plans

(D) Stockholder Proposal #4 relating to animal welfare policy

(E) Stockholder Proposal #5 relating to majority elections

(F) Stockholder Proposal #6 relating to corporate political contributions.

The voting was as follows:

				Broker
	In Favor	Against	Abstain	Non-Votes
		(“Withheld” for
		purposes of Item
		One)
Item One
Frederick W. Gluck	969,066,888	44,164,128	0	0
J. Paul Reason	997,075,515	16,155,501	0	0
Donald B. Rice	962,226,736	51,004,280	0	0
Leonard D. Schaeffer	997,663,865	15,567,151	0	0

Item Two	986,763,699	5,728,453	7,588,378	13,150,486

Item Three
Stockholder Proposal #1	264,597,349	493,137,254	27,286,820	228,209,593
Stockholder Proposal #2	70,924,122	655,126,297	62,123,916	225,056,681
Stockholder Proposal #3	615,606,033	161,515,439	11,054,186	225,055,358
Stockholder Proposal #4	57,690,021	631,411,401	99,079,540	225,050,054
Stockholder Proposal #5	365,824,620	408,694,741	13,662,222	225,049,433
Stockholder Proposal #6	528,107,747	171,119,517	87,749,589	226,254,163

All nominees for the Board of Directors were declared to have been elected as directors to hold office until the 2009 Annual Meeting of Stockholders. Item Two was declared to have been approved. Stockholder Proposals #s 3 and 6 were declared to have been approved. Stockholder Proposals #s 1, 2, 4 and 5 were declared to have not been approved.

(d)         Not applicable.

Item 6.            Exhibits

(a)         Reference is made to the Index to Exhibits included herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Amgen Inc.
(Registrant)

Date:	August 8, 2006	By:	/s/ RICHARD D. NANULA

Richard D. Nanula

Executive Vice President
and Chief Financial Officer

AMGEN INC.

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Restated Certificate of Incorporation (As Restated December 6, 2005). (Filed as an exhibit to Form 10-K for the year ended December 31, 2005 on March 10, 2006 and incorporated herein by reference.)
3.2	Amended and Restated Bylaws of Amgen Inc. (As Amended and Restated May 10, 2006). (Filed as an exhibit to Form 8-K dated March 13, 2006 and incorporated herein by reference.)
4.1

Form of stock certificate for the common stock, par value $.0001 of the Company. (Filed as an exhibit to the Form 10-Q for the quarter ended March 31, 1997 on May 13, 1997 and incorporated herein by reference.)

4.2

Form of Indenture, dated January 1, 1992, between Amgen Inc. and Citibank N.A. (Filed as an exhibit to Form S-3 Registration Statement dated and filed on December 19, 1991 and incorporated herein by reference.)

4.3	6.50% Notes Due December 1, 2007. (Filed as an exhibit to the Form 8-K Current Report dated and filed on December 5, 1997 and incorporated herein by reference.)
4.4

First Supplemental Indenture, dated February 26, 1997, between Amgen Inc. and Citibank, N.A. (Filed as an exhibit to the Form 8-K Current Report dated March 14, 1997 on March 14, 1997 and incorporated herein by reference.)

4.5

Officer’s Certificate, dated as of January 1, 1992, as supplemented by the First Supplemental Indenture, dated as of February 26, 1997, each between Amgen Inc. and Citibank, N.A., establishing a series of securities entitled “6.50% Notes Due December 1, 2007” (Filed as an exhibit to the Form 8-K Current Report dated and filed on December 5, 1997 and incorporated herein by reference.)

4.6	8-1/8% Debentures due April 1, 2097. (Filed as an exhibit to the Form 8-K Current Report dated and filed on April 8, 1997 and incorporated herein by reference.)
4.7

Officer’s Certificate, dated as of January 1, 1992, as supplemented by the First Supplemental Indenture, dated as of February 26, 1997, each between Amgen Inc. and Citibank, N.A., establishing a series of securities entitled “8 1/8% Debentures due April 1, 2097.” (Filed as an exhibit to the Form 8-K Current Report dated and filed on April 8, 1997 and incorporated herein by reference.)

4.8	Form of Liquid Yield Option™ Note due 2032. (Filed as an exhibit to the Form 8-K Current Report dated February 21, 2002 on March 1, 2002 and incorporated herein by reference.)
4.9

Indenture, dated as of March 1, 2002, between Amgen Inc. and LaSalle Bank National Association. (Filed as an exhibit to the Form 8-K Current Report dated February 21, 2002 on March 1, 2002 and incorporated herein by reference.)

4.10

First Supplemental Indenture, dated March 2, 2005, between Amgen Inc. and LaSalle Bank National Association. (Filed as an exhibit to Form 8-K dated and filed on March 4, 2005 and incorporated herein by reference.)

4.11

Registration Rights Agreement, dated as of March 1, 2002, between Amgen Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated. (Filed as an exhibit to the Form 8-K Current Report dated February 21, 2002 on March 1, 2002 and incorporated herein by reference.)

4.12	Indenture, dated as of August 4, 2003, between Amgen Inc. and JPMorgan Chase Bank.

(Filed as an exhibit to Form S-3 Registration Statement dated and filed on August 4, 2003 and incorporated herein by reference.)
4.13	Form of 4.00% Senior Note due 2009. (Filed as an exhibit to Form 8-K dated November 15, 2004 on November 19, 2004 and incorporated herein by reference.)
4.14	Form of 4.85% Senior Notes due 2014. (Filed as an exhibit to Form 8-K dated November 15, 2004 on November 19, 2004 and incorporated herein by reference.)
4.15

Officers’ Certificate, dated November 18, 2004, including forms of the 4.00% Senior Notes due 2009 and 4.85% Senior Notes due 2014. (Filed as an exhibit to Form 8-K dated November 15, 2004 on November 19, 2004 and incorporated herein by reference.)

4.16

Registration Rights Agreement, dated as of November 18, 2004, among Amgen Inc. and Morgan Stanley & Co. Incorporated and Merrill Lynch, Pierce, Fenner & Smith Incorporated. (Filed as an exhibit to Form 8-K dated November 15, 2004 on November 19, 2004 and incorporated herein by reference.)

4.17	Form of Zero Coupon Convertible Note due 2032. (Filed as Exhibit A to an exhibit to Form 8-K dated and filed on May 6, 2005 and incorporated herein by reference.)
4.18	Indenture, dated as of May 6, 2005, between Amgen Inc. and LaSalle Bank National Association. (Filed as an exhibit to Form 8-K dated and filed on May 6, 2005 and incorporated herein by reference.)
4.19*

Indenture, dated as of February 17, 2006 and First Supplemental Indenture, dated as of June 8, 2006,between Amgen Inc. and JPMorgan Chase Bank, N.A, as trustee (including form of 0.125% Convertible Senior Note due 2011).

4.20*

Indenture, dated as of February 17, 2006 and First Supplemental Indenture, dated as of June 8, 2006 between Amgen Inc. and JPMorgan Chase Bank, N.A., as trustee (including form of 0.375% Convertible Senior Note due 2013).

4.21

Registration Rights Agreement, dated as of February 17, 2006, among Amgen Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co. Incorporated, Citigroup Global Markets Inc., JPMorgan Securities Inc., Lehman Brothers Inc., Bear, Stearns & Co. Inc., Credit Suisse Securities (USA) LLC. (Filed as an exhibit to Form 8-K dated and filed on February 21, 2006 and incorporated herein by reference.)

4.22

Corporate Commercial Paper - Master Note between and among Amgen Inc., as Issuer, Cede & Co., as Nominee of The Depository Trust Company, and Citibank, N.A., as Paying Agent. (Filed as an exhibit to the Form 10-Q for the quarter ended March 31, 1998 on May 13, 1998 and incorporated herein by reference.)

4.23

The instruments defining the rights of holders of the long-term debt securities of Abgenix, Inc. and its subsidiaries are omitted pursuant to section (b)(4)(iii)(A) of Item 601 of Regulation S-K. Amgen Inc. hereby agrees to furnish copies of these instruments to the Securities and Exchange Commission upon request.

10.1+	Amended and Restated 1991 Equity Incentive Plan (As Amended and Restated December 5, 2005). (Filed as an exhibit to Form 8-K dated and filed on December 8, 2005 and incorporated herein by reference.)
10.2+

Forms of Stock Option Grant Agreements and Restricted Stock Unit Agreements for the Amended and Restated 1991 Equity Incentive Plan (As Amended and Restated December 5, 2005). (Filed as an exhibit to Form 8-K dated and filed on December 8, 2005 and incorporated herein by reference.)

10.3+	Amgen Inc. Director Equity Incentive Program (As Amended and Restated December 6, 2005). (Filed as an exhibit to Form 8-K dated and filed on December 8, 2005 and incorporated herein by reference.)
10.4+

Forms of Stock Option Grant Agreements and Restricted Stock Unit Agreements for the Amgen Inc. Director Equity Incentive Plan. (Filed as an exhibit to Form 8-K dated and filed on December 8, 2005 and incorporated herein by reference.)

10.5+

Amgen Inc. Amended and Restated 1997 Equity Incentive Plan (As Amended and Restated December 5, 2005). (Filed as an exhibit to Form 8-K dated and filed on December 8, 2005 and incorporated herein by reference.)

10.6+

Forms of Stock Option Grant Agreements and Restricted Stock Unit Agreements for the 1997 Equity Incentive Plan (As Amended and Restated December 5, 2005). (Filed as an exhibit to Form 8-K dated and filed on December 8, 2005 and incorporated herein by reference.)

10.7+

Amended and Restated 1999 Equity Incentive Plan (As Amended and Restated of December 5, 2005). (Filed as an exhibit to Form 8-K dated and filed on December 8, 2005 and incorporated herein by reference.)

10.8+

Forms of Stock Option Grant Agreements for 1999 Equity Incentive Plan (As Amended and Restated December 5, 2005). (Filed as an exhibit to Form 8-K dated and filed on December 8, 2005 and incorporated herein by reference.)

10.9+	Amgen Inc. Amended and Restated Employee Stock Purchase Plan. (Filed as an exhibit to the Form 10-Q for the quarter ended June 30, 2000 on August 1, 2000 and incorporated herein by reference.)
10.10+

First Amendment to the Amgen Inc. Amended and Restated Employee Stock Purchase Plan (As Amended and Restated July 12, 2005). (Filed as an exhibit to Form 8-K dated July 12, 2005 on July 14, 2005 and incorporated herein by reference.)

10.11+

Amgen Retirement and Savings Plan (As Amended and Restated effective January 1, 2006). (Filed as an exhibit to Form 8-K dated October 19, 2005 on October 20, 2005 and incorporated herein by reference.)

10.12+

First Amendment to the Amgen Retirement and Savings Plan (As Amended and Restated January 1, 2006). (Filed as an exhibit to Form 8-K dated and filed on May 16, 2006 and incorporated herein by reference.)

10.13+

Second Amendment to the Amgen Retirement and Savings Plan (As Amended and Restated January 1, 2006). (Filed as an exhibit to Form 8-K dated and filed on July 14, 2006 and incorporated herein by reference).

10.14+

Amgen Supplemental Retirement Plan (As Amended and Restated January 1, 2005). (Filed as an exhibit to the Form 8-K Current Report dated October 7, 2004 on October 12, 2004 and incorporated herein by reference.)

10.15+

First Amendment to the Amgen Supplemental Retirement Plan (As Amended and Restated January 1, 2005). (Filed as an exhibit to Form 8-K dated October 19, 2005 on October 20, 2005 and incorporated herein by reference.)

10.16+

Second Amendment to the Amgen Supplemental Retirement Plan (As Amended and Restated July 1, 2006). (Filed as an exhibit to Form 8-K dated and filed on May 16, 2006 and incorporated herein by reference.)

10.17+	Amgen Inc. Change of Control Severance Plan. (Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1998 on March 16, 1999 and incorporated herein by reference.)
10.18+

First Amendment to Amgen Inc. Change of Control Severance Plan (As Amended May 10, 2000). (Filed as an exhibit to the Form 10-Q for the quarter ended June 30, 2000 on August 1, 2000 and incorporated herein by reference.)

10.19+

Second Amendment to the Amgen Inc. Change in Control Severance Plan (As Amended October 16, 2001). (Filed as an exhibit to the Form 10-Q for the quarter ended September 30, 2001 on October 26, 2001 and incorporated herein by reference.)

10.20+

Third Amendment to the Amgen Inc. Change of Control Severance Plan (As Amended January 1 2004). (Filed as an exhibit to Form 10-K for the year ended December 31, 2004 on March 9, 2005 and incorporated herein by reference.)

10.21+	Fourth Amendment to the Amgen Inc. Change of Control Severance Plan (As Amended

June 1, 2004). (Filed as an exhibit to Form 10-K for the year ended December 31, 2004 on March 9, 2005 and incorporated herein by reference.)
10.22+

Fifth Amendment to the Amgen Inc. Change of Control Severance Plan (As Amended December 6, 2004). (Filed as an exhibit to Form 8-K dated and filed on December 9, 2004 and incorporated herein by reference.)

10.23+	Sixth Amendment to the Amgen Inc. Change of Control Severance Plan (As Amended May 10, 2006). (Filed as an exhibit to Form 8-K dated and filed on May 16, 2006 and incorporated herein by reference.)
10.24+	Amgen Inc. Executive Incentive Plan. (Filed as Annex G to Amendment No. 1 to the Form S-4 Registration Statement dated and filed on March 22, 2002 and incorporated herein by reference.)
10.25+	First Amendment to the Amgen Inc. Executive Incentive Plan (As Amended December 6, 2004). (Filed as an exhibit to Form 8-K dated and filed on December 9, 2004 and incorporated herein by reference.)
10.26+

Amgen Inc. Executive Nonqualified Retirement Plan. (Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2001 on February 26, 2002 and incorporated herein by reference.)

10.27+

Amgen Nonqualified Deferred Compensation Plan (As Amended and Restated effective January 1, 2005). (Filed as an exhibit to the Form 8-K Current Report dated October 5, 2004 on October 12, 2004 and incorporated herein by reference.)

10.28+

First Amendment to the Amgen Nonqualified Deferred Compensation Plan (As Amended January 1, 2005). (Filed as an exhibit to Form 8-K dated October 19, 2005 on October 20, 2005 and incorporated herein by reference.)

10.29+

Amended and Restated Amgen Inc. Performance Award Program (As Amended and Restated December 5, 2005). (Filed as an exhibit to Form 8-K dated and filed on December 8, 2005 and incorporated herein by reference.)

10.30+

Form of Performance Unit Agreement to the Amended and Restated Amgen Inc. Performance Award Program (As Amended and Restated December 5, 2005). (Filed as an exhibit to Form 8-K dated and filed on December 8, 2005 and incorporated herein by reference.)

10.31+

Amgen Inc. Amended and Restated 1987 Directors’ Stock Option Plan. (Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1996 on March 24, 1997 and incorporated herein by reference.)

10.32+	2002 Special Severance Pay Plan for Amgen Employees. (Filed as an exhibit to the Form 10-Q for the quarter ended June 30, 2002 on August 13, 2002 and incorporated herein by reference.)
10.33+

Agreement, dated March 2, 2001, between Amgen Inc. and Mr. George J. Morrow. (Filed as an exhibit to the Form 10-Q for the quarter ended March 31, 2001 on May 14, 2001 and incorporated herein by reference.)

10.34+

Agreement, dated March 2, 2001 between Amgen Inc. and Dr. Roger M. Perlmutter, M.D., Ph.D. (Filed as an exhibit to the Form 10-Q for the quarter ended March 31, 2001 on May 14, 2001 and incorporated herein by reference.)

10.35+	Promissory Note, dated June 29, 2001, of Dr. Roger M. Perlmutter. (Filed as an exhibit to the Form 10-Q for the quarter ended June 30, 2001 on July 27, 2001 and incorporated herein by reference.)
10.36+

Agreement, dated May 2, 2001, between Amgen Inc. and Mr. Brian McNamee. (Filed as an exhibit to the Form 10-Q for the quarter ended June 30, 2001 on July 27, 2001 and incorporated herein by reference.)

10.37+	Restricted Stock Purchase Agreement, dated March 3, 2003, between Amgen Inc. and Brian M. McNamee. (Filed as an exhibit to the Form 10-Q for the quarter ended June 30,

2003 on July 30, 2003 and incorporated herein by reference.)
10.38+

Agreement, dated May 14, 2001, between Amgen Inc. and Mr. Richard Nanula. (Filed as an exhibit to the Form 10-Q for the quarter ended June 30, 2001 on July 27, 2001 and incorporated herein by reference.)

10.39+	Promissory Note, dated June 27, 2001, of Mr. Richard Nanula. (Filed as an exhibit to the Form 10-Q for the quarter ended June 30, 2001 on July 27, 2001 and incorporated herein by reference.)
10.40+

Agreement, dated February 11, 2004, between Amgen Inc. and David J. Scott. (Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2003 on March 11, 2004 and incorporated herein by reference.)

10.41+

Restricted Stock Purchase Agreement, dated December 6, 2004, between Amgen Inc. and Dennis M. Fenton. (Filed as an exhibit to Form 10-K for the year ended December 31, 2005 on March 10, 2006 and incorporated herein by reference.)

10.42+

Amgen Inc. Amended and Restated 1996 Incentive Stock Plan (As Amended and Restated April 1, 2006). (Filed as an exhibit to Form S-8 dated and filed on April 3, 2006 and incorporated herein by reference.)

10.43+

Amgen Inc. Amended and Restated 1999 Incentive Stock Plan (As Amended and Restated April 1, 2006). (Filed as an exhibit to Form S-8 dated and filed on April 3, 2006 and incorporated herein by reference.)

10.44

Product License Agreement, dated September 30, 1985, and Technology License Agreement, dated, September 30, 1985 between Amgen and Ortho Pharmaceutical Corporation. (Filed as an exhibit to the Form 10-Q for the quarter ended June 30, 2000 on August 1, 2000 and incorporated herein by reference.)

10.45

Shareholders’ Agreement, dated May 11, 1984, among Amgen, Kirin Brewery Company, Limited and Kirin-Amgen, Inc. (Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2000 on March 7, 2001 and incorporated herein by reference.)

10.46

Amendment No. 1 dated March 19, 1985, Amendment No. 2 dated July 29, 1985 (effective July 1, 1985), and Amendment No. 3, dated December 19, 1985, to the Shareholders’ Agreement dated May 11, 1984. (Filed as an exhibit to the Form 10-Q for the quarter ended June 30, 2000 on August 1, 2000 and incorporated herein by reference.)

10.47

Amendment No. 4 dated October 16, 1986 (effective July 1, 1986), Amendment No. 5 dated December 6, 1986 (effective July 1, 1986), Amendment No. 6 dated June 1, 1987, Amendment No. 7 dated July 17, 1987 (effective April 1, 1987), Amendment No. 8 dated May 28, 1993 (effective November 13, 1990), Amendment No. 9 dated December 9, 1994 (effective June 14, 1994), Amendment No. 10 effective March 1, 1996, and Amendment No. 11 effective March 20, 2000 to the Shareholders’ Agreement, dated May 11, 1984. (Filed as exhibits to the Annual Report on Form 10-K for the year ended December 31, 2000 on March 7, 2001 and incorporated herein by reference.)

10.48	Amendment No. 12 to the Shareholders’ Agreement, dated January 31, 2001. (Filed as an exhibit to Form 10-Q for the quarter ended June 30, 2005 on August 8, 2005 and incorporated herein by reference.)
10.49

Product License Agreement, dated September 30, 1985, and Technology License Agreement, dated September 30, 1985, between Kirin-Amgen, Inc. and Ortho Pharmaceutical Corporation. (Filed as an exhibit to the Form 10-Q for the quarter ended June 30, 2000 on August 1, 2000 and incorporated herein by reference.)

10.50

Research, Development Technology Disclosure and License Agreement: PPO, dated January 20, 1986, by and between Kirin Brewery Co., Ltd. and Amgen Inc. (Filed as an exhibit to Amendment No. 1 to Form S-1 Registration Statement (Registration No. 33-3069) dated March 10, 1986 on March 11, 1986 and incorporated herein by reference.)

10.51

Amendment Agreement, dated June 30, 1988, to Research, Development, Technology Disclosure and License Agreement: GM-CSF dated March 31, 1987, between Kirin Brewery Company, Limited and Amgen Inc. (Filed as an exhibit to Form 8 amending the Quarterly Report on Form 10-Q for the quarter ended June 30, 1988 on August 25, 1988 and incorporated herein by reference.)

10.52

Assignment and License Agreement, dated October 16, 1986 (effective July 1, 1986, between Amgen and Kirin-Amgen, Inc. (Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2000 on March 7, 2001 and incorporated herein by reference.)

10.53

G-CSF United States License Agreement, dated June 1, 1987 (effective July 1, 1986), Amendment No. 1, dated October 20, 1988, and Amendment No. 2, dated October 17, 1991 (effective November 13, 1990), between Kirin-Amgen, Inc. and Amgen Inc. (Filed as exhibits to the Annual Report on Form 10-K for the year ended December 31, 2000 on March 7, 2001 and incorporated herein by reference.)

10.54

G-CSF European License Agreement, dated December 30, 1986, between Kirin-Amgen and Amgen, Amendment No. 1 to Kirin-Amgen, Inc. / Amgen G-CSF European License Agreement, dated June 1, 1987, Amendment No. 2 to Kirin-Amgen, Inc. / Amgen G-CSF European License Agreement, dated March 15, 1998, Amendment No. 3 to Kirin-Amgen, Inc. / Amgen G-CSF European License Agreement, dated October 20, 1988, and Amendment No. 4 to Kirin-Amgen, Inc. / Amgen G-CSF European License Agreement, dated December 29, 1989, between Kirin-Amgen, Inc. and Amgen Inc. (Filed as exhibits to the Annual Report on Form 10-K for the year ended December 31, 2000 on March 7, 2001 and incorporated herein by reference.)

10.55

ENBREL® Supply Agreement among Immunex Corporation, American Home Products Corporation and Boehringer Ingelheim Pharma KG, dated as of November 5, 1998 (with certain confidential information deleted therefrom). (Filed as an exhibit to the Immunex Corporation Annual Report on Form 10-K of for the year ended December 31, 1998.)

10.56

Amendment No. 1 to the ENBREL® Supply Agreement, dated June 27, 2000, among Immunex Corporation, American Home Products Corporation and Boehringer Ingelheim Pharma KG, (with certain confidential information deleted therefrom). (Filed as an exhibit to the Immunex Corporation Form 10-Q for the quarter ended June 30, 2000 on August 11, 2000 and incorporated herein by reference.)

10.57

Amendment No. 2 to the ENBREL® Supply Agreement, dated June 3, 2002, among Immunex Corporation, Wyeth (formerly known as American Home Products Corporation) and Boehringer Ingelheim Pharma KG (with certain confidential information deleted therefrom). (Filed as an exhibit to the Form 10-Q for the quarter ended June 30, 2002 on August 13, 2002 and incorporated herein by reference.)

10.58

Amendment No. 3 to the ENBREL® Supply Agreement, dated December 18, 2002, among Immunex Corporation, Wyeth (formerly, “American Home Products Corporation”) and Boehringer Ingelheim Pharma KG (with certain confidential information deleted therefrom). (Filed as an exhibit to the Form 10-K for the year ended December 31, 2002 on March 10, 2003 and incorporated herein by reference.)

10.59

Amendment No. 4 to the ENBREL® Supply Agreement, dated May 21, 2004, among Immunex Corporation, Wyeth (formerly, “American Home Products Corporation”) and Boehringer Ingelheim Pharma KG. (Filed as an exhibit to Form 10-Q for the quarter ended June 30, 2005 on August 8, 2005 and incorporated herein by reference.)

10.60

Amendment No. 5 to the ENBREL® Supply Agreement, dated August 30, 2005, among Immunex Corporation, Wyeth (formerly, “American Home Products Corporation”) and Boehringer Ingelheim Pharma KG. (Filed as an exhibit to Form 10-Q for the quarter ended September 30, 2005 on November 9, 2005 and incorporated herein by reference.)

10.61

Agreement Regarding Governance and Commercial Matters, dated December 16, 2001, by and among American Home Products Corporation, American Cyanamid Company and Amgen Inc. (with certain confidential information deleted therefrom). (Filed as an exhibit to Amendment No. 1 to the Form S-4 Registration Statement dated and filed on March 22, 2002 and incorporated herein by reference.)

10.62

Asset Purchase Agreement dated May 2, 2002, by and between Immunex Corporation and Schering Aktiengesellschaft (with certain confidential information deleted therefrom). (Filed as an exhibit to the Form 10-Q for the quarter ended June 30, 2002 on August 13, 2002 and incorporated herein by reference.)

10.63

Amendment No. 1 dated as of June 25, 2002 and Amendment No. 2 dated as of July 17, 2002 to the Asset Purchase Agreement dated as of September 25, 2002, by and between Immunex Corporation and Schering Aktiengesellschaft. (Filed as an exhibit to the Form 10-Q for the quarter ended June 30, 2002 on August 13, 2002 and incorporated herein by reference.)

10.64

Amended and Restated Promotion Agreement, dated as of December 16, 2001, by and among Immunex Corporation, American Home Products Corporation and Amgen Inc. (with certain confidential information deleted therefrom). (Filed as an exhibit to Amendment No. 1 to the Form S-4 Registration Statement dated and filed on March 22, 2002 and incorporated herein by reference.)

10.65

Description of Amendment No. 1 to Amended and Restated Promotion Agreement, effective as of July 8, 2003, among Wyeth, Amgen Inc. and Immunex Corporation, (with certain confidential information deleted therefrom). (Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2003 on March 11, 2004 and incorporated herein by reference.)

10.66

Description of Amendment No. 2 to Amended and Restated Promotion Agreement, effective as of April 20, 2004, by and among Wyeth, Amgen Inc. and Immunex Corporation. (Filed as an exhibit to the Form S-4/A dated and filed on June 29, 2004 and incorporated herein by reference.)

10.67

Amendment No. 3 to Amended and Restated Promotion Agreement, effective as of January 1, 2005, by and among Wyeth, Amgen Inc. and Immunex Corporation (with certain confidential information deleted therefrom). (Filed as an exhibit to Form 10-Q for the quarter ended March 31, 2005 on May 4, 2005 and incorporated herein by reference.)

10.68

Credit Agreement, dated as of July 16, 2004, among Amgen Inc., the Banks therein named, Citibank N.A., as Issuing Bank, Citicorp USA, Inc., as Administrative Agent, and Barclays Bank PLC, as Syndication Agent. (Filed as an exhibit to the Form 10-Q for the quarter ended June 30, 2004 on August 6, 2004 and incorporated herein by reference.)

10.69

First Amendment dated as of December 6, 2004, to the Credit Agreement dated as of July 16, 2004, among Amgen Inc., the Banks therein named, Citibank N.A., as Issuing Bank, Citicorp USA, Inc, as Administrative Agent, and Barclays Bank PLC, as Syndication Agent. (Filed as an exhibit to Form 8-K dated and filed on December 8, 2005 and incorporated herein by reference.)

10.70

Purchase Agreement, dated as of November 15, 2004, among Amgen Inc. and Morgan Stanley & Co. Incorporated and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representatives of the several initial purchasers. (Filed as an exhibit to Form 8-K dated November 18, 2004 on November 19, 2004 and incorporated herein by reference.)

10.71

Purchase Agreement, dated as of February 14, 2006, among Amgen Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co. Incorporated, Citigroup Global Markets Inc., JPMorgan Securities, Inc., Lehman Brothers Inc, Bear, Stearns & Co. Inc., Credit Suisse Securities (USA) LLC. (Filed as an exhibit to Form 8-K dated and filed on February 21, 2006 and incorporated herein by reference.)

10.72

Confirmation of OTC Convertible Note Hedge related to 2011 Notes, dated February 14, 2006, to Amgen Inc. from Merrill Lynch International related to the 0.125% Convertible Senior Notes Due 2011. (Filed as an exhibit to Form 10-K for the year ended December 31, 2005 on March 10, 2006 and incorporated herein by reference.)

10.73

Confirmation of OTC Convertible Note Hedge related to 2013 Notes, dated February 14, 2006, to Amgen Inc. from Merrill Lynch International related to 0.375% Convertible Senior Notes Due 2013. (Filed as an exhibit to Form 10-K for the year ended December 31, 2005 on March 10, 2006 and incorporated herein by reference.)

10.74

Confirmation of OTC Convertible Note Hedge related to 2011 Notes, dated February 14, 2006, to Amgen Inc. from Morgan Stanley & Co. International Limited related to the 0.125% Convertible Senior Notes Due 2011 Notes. (Filed as an exhibit to Form 10-K for the year ended December 31, 2005 on March 10, 2006 and incorporated herein by reference.)

10.75

Confirmation of OTC Warrant Transaction, dated February 14, 2006, to Amgen Inc. from Merrill Lynch International for warrants expiring in 2011. (Filed as an exhibit to Form 10-K for the year ended December 31, 2005 on March 10, 2006 and incorporated herein by reference.)

10.76

Confirmation of OTC Warrant Transaction, dated February 14, 2006, to Amgen Inc. from Merrill Lynch International for warrants expiring in 2013. (Filed as an exhibit to Form 10-K for the year ended December 31, 2005 on March 10, 2006 and incorporated herein by reference.)

10.77

Confirmation of OTC Warrant Transaction, dated February 14, 2006, to Amgen Inc. from Morgan Stanley & Co. International Limited for warrants maturing in 2011. (Filed as an exhibit to Form 10-K for the year ended December 31, 2005 on March 10, 2006 and incorporated herein by reference.)

10.78

Purchase Agreement, dated February 16, 2006, between Amgen Inc. and Citigroup Global Markets Inc. (Filed as an exhibit to Form 10-K for the year ended December 31, 2005 on March 10, 2006 and incorporated herein by reference.)

31*	Rule 13a-14(a) Certifications.
32**	Section 1350 Certifications.

(*	=	filed herewith)
(**	=	furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended)
(+	=	management contract or compensatory plan or arrangement.)