Form 10-Q
period 2007-03-31
AMGEN INC
filed 2007-05-09
CIK 318154

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

As of April 16, 2007, the registrant had 1,159,644,524 shares of common stock, $0.0001 par value, outstanding.

AMGEN INC.

INDEX

Page No.

PART I FINANCIAL INFORMATION

PART II OTHER INFORMATION

i

PART I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

The information in this report for the three months ended March 31, 2007 and 2006 is unaudited but includes all adjustments (consisting only of normal recurring accruals, unless otherwise indicated) which Amgen Inc., including its subsidiaries (referred to as “Amgen,” “we,” “our” and “us”), considers necessary for a fair presentation of the results of operations for those periods.

The Condensed Consolidated Financial Statements should be read in conjunction with our Consolidated Financial Statements and the notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2006.

Interim results are not necessarily indicative of results for the full fiscal year.

AMGEN INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2007	2006
Revenues:
Product sales	$3,565	$3,127
Other revenues	122	90

Total revenues	3,687	3,217

Operating expenses:
Cost of sales (excludes amortization of acquired intangible assets presented below)	592	552
Research and development	851	655
Selling, general and administrative	770	689
Amortization of acquired intangible assets	74	87

Total operating expenses	2,287	1,983

Operating income	1,400	1,234
Interest and other income and (expense), net	(6)	80

Income before income taxes	1,394	1,314
Provision for income taxes	283	313

Net income	$1,111	$1,001

Earnings per share:
Basic	$0.95	$0.83
Diluted	$0.94	$0.82
Shares used in calculation of earnings per share:
Basic	1,167	1,202
Diluted	1,177	1,218

See accompanying notes.

AMGEN INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except per share data)

(Unaudited)

	March 31, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$1,067	$1,283
Marketable securities	3,770	4,994
Trade receivables, net	2,157	2,124
Inventories	2,115	1,903
Other current assets	1,418	1,408

Total current assets	10,527	11,712
Property, plant, and equipment, net	6,027	5,921
Intangible assets, net	3,643	3,747
Goodwill	11,269	11,302
Other assets	1,104	1,106

	$32,570	$33,788

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$601	$555
Accrued liabilities	3,906	4,589
Convertible notes	—	1,698
Other long-term debt	100	100

Total current liabilities	4,607	6,942
Deferred tax liabilities	466	367
Convertible notes	5,080	5,080
Other long-term debt	2,134	2,134
Other non-current liabilities	568	301

Contingencies

Stockholders’ equity:
Preferred stock; $0.0001 par value; 5 shares authorized; none issued or outstanding	—	—
Common stock and additional paid-in capital; $0.0001 par value; 2,750 shares authorized; outstanding - 1,159 shares in 2007 and 1,166 shares in 2006	24,335	24,155
Accumulated deficit	(4,638)	(5,203)
Accumulated other comprehensive income	18	12

Total stockholders’ equity	19,715	18,964

	$32,570	$33,788

See accompanying notes.

AMGEN INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net income	$1,111	$1,001
Depreciation and amortization	244	219
Other items, net	193	78
Changes in operating assets and liabilities:
Trade receivables, net	(33)	(25)
Inventories	(201)	(2)
Other assets	(7)	8
Accounts payable	46	(136)
Accrued income taxes	(270)	373
Other accrued liabilities	(190)	(333)

Net cash provided by operating activities	893	1,183

Cash flows from investing activities:
Cash restricted for acquisition of Abgenix, Inc.	—	(2,100)
Purchases of property, plant, and equipment	(325)	(225)
Proceeds from maturities of marketable securities	135	251
Proceeds from sales of marketable securities	2,296	344
Purchases of marketable securities	(1,191)	(481)
Other	12	11

Net cash provided by (used in) investing activities	927	(2,200)

Cash flows from financing activities:
Repurchases of common stock	(537)	(386)
Repayment of convertible notes	(1,702)	(1)
Proceeds from issuance of convertible notes and related transactions, net	—	440
Proceeds from issuance of warrants	—	774
Net proceeds from issuance of common stock upon the exercise of employee stock options and in connection with an employee stock purchase plan	138	89
Other	65	8

Net cash (used in) provided by financing activities	(2,036)	924

Decrease in cash and cash equivalents	(216)	(93)
Cash and cash equivalents at beginning of period	1,283	1,840

Cash and cash equivalents at end of period	$1,067	$1,747

See accompanying notes.

AMGEN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

(Unaudited)

1. Summary of significant accounting policies

Business

Amgen is a global biotechnology company that discovers, develops, manufactures and markets human therapeutics based on advances in cellular and molecular biology.

Basis of presentation

The financial information for the three months ended March 31, 2007 and 2006 is unaudited but includes all adjustments (consisting only of normal recurring accruals, unless otherwise indicated), which we consider necessary for a fair presentation of the results of operations for those periods. Interim results are not necessarily indicative of results for the full fiscal year.

Principles of consolidation

The condensed consolidated financial statements include the accounts of Amgen as well as its wholly owned subsidiaries. We do not have any significant interests in any variable interest entities. All material intercompany transactions and balances have been eliminated in consolidation.

Use of estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results may differ from those estimates.

Inventories

Inventories are stated at the lower of cost or market. Cost, which includes amounts related to materials, labor and overhead, is determined in a manner which approximates the first-in, first-out (“FIFO”) method. Inventories consisted of the following (in millions):

	March 31, 2007	December 31, 2006
Raw materials	$227	$205
Work in process	1,259	1,090
Finished goods	629	608

	$2,115	$1,903

AMGEN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

Intangible assets and goodwill

Intangible assets are recorded at cost, less accumulated amortization. Amortization of intangible assets is provided over their estimated useful lives ranging from 5 to 15 years on a straight-line basis (weighted-average amortization period of 14 years at March 31, 2007). Intangible assets primarily consist of acquired product technology rights of $3,030 million, net of accumulated amortization of $1,386 million, which relate to the identifiable intangible assets acquired in connection with the Immunex Corporation (“Immunex”) acquisition in July 2002. Amortization of acquired product technology rights is included in “Amortization of acquired intangible assets” in the Condensed Consolidated Statements of Operations. Intangible assets also include technology used in research and development (“R&D”) with alternative future uses (“acquired R&D technology rights”), primarily the XenoMouse® technology acquired in the Abgenix, Inc. (“Abgenix”) acquisition. Amortization of the acquired R&D technology rights is included in “Research and development” in the Condensed Consolidated Statements of Operations. Amortization of other intangible assets is principally included in “Cost of sales (excludes amortization of acquired intangible assets)” and “Selling, general and administrative” expense in the Condensed Consolidated Statements of Operations. We review our intangible assets for impairment periodically and whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.

Intangible assets subject to amortization	Weighted-average amortization period	March 31, 2007	December 31, 2006
Acquired product technology rights:
Developed product technology	15 years	$2,877	$2,877
Core technology	15 years	1,348	1,348
Trade name	15 years	190	190
Acquired R&D technology rights	5 years	350	350
Other intangible assets	11 years	454	454

		5,219	5,219
Less accumulated amortization		(1,576)	(1,472)

		$3,643	$3,747

Goodwill principally relates to the acquisition of Immunex. We perform an impairment test annually and whenever events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable.

AMGEN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

Product sales

Product sales primarily consist of sales of Aranesp® (darbepoetin alfa), EPOGEN® (Epoetin alfa), Neulasta® (pegfilgrastim)/NEUPOGEN® (Filgrastim) and Enbrel® (etanercept).

Sales of our products are recognized when shipped and title and risk of loss have passed. Product sales are recorded net of accruals for estimated rebates, wholesaler chargebacks, discounts and other incentives (collectively “sales incentives”) and returns. Taxes assessed by government authorities on the sales of the Company’s products, primarily in Europe, are excluded from revenues.

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

Research and development costs

R&D costs, which are expensed as incurred, are primarily comprised of costs and expenses for salaries and benefits associated with R&D personnel; overhead and occupancy; clinical trial and related clinical manufacturing, including contract services and other outside costs, process development and quality assurance; information systems and amortization of technology used in R&D with alternative future uses. R&D expenses also include such costs related to activities performed on behalf of corporate partners.

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

AMGEN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

The following table sets forth the computation for basic and diluted EPS (in millions, except per share information):

	Three Months Ended March 31,
	2007	2006
Income (Numerator):
Net income for basic EPS	$1,111	$1,001

Shares (Denominator):
Weighted-average shares for basic EPS	1,167	1,202
Effect of Dilutive Securities	10	16

Weighted-average shares for diluted EPS	1,177	1,218

Basic earnings per share	$0.95	$0.83
Diluted earnings per share	$0.94	$0.82

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), which became effective for us as of January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing rules for recognition, measurement and classification in our financial statements of tax positions taken or expected to be taken in a tax return.

For tax benefits to be recognized under FIN 48, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. As of January 1, 2007, the gross amount of our liabilities for unrecognized tax benefits (“UTBs”) was approximately $945 million and accrued interest related to these UTBs totaled approximately $106 million. Included in the balance is approximately $776 million of UTBs (net of the federal benefit on state taxes) that, if recognized, would affect our annual effective tax rate. The cumulative effect of applying the recognition and measurement provisions upon adoption of FIN 48 was not material.

FIN 48 also provides guidance on the balance sheet classification of liabilities for UTBs as either current or non-current depending on the expected timing of payments. Upon adoption of FIN 48, we reclassified approximately $240 million of UTBs from current income taxes payable to non-current liabilities.

AMGEN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

Interest and penalties related to UTBs are classified as a component of our provision for income taxes.

2. Related party transactions

We own a 50% interest in Kirin-Amgen, Inc. (“KA”), a corporation formed in 1984 with Kirin Brewery Company, Limited (“Kirin”) for the development and commercialization of certain products based on advanced biotechnology. We account for our interest in KA under the equity method and include our share of KA’s profits or losses in “Selling, general and administrative” in the Condensed Consolidated Statements of Operations. During the three months ended March 31, 2007 and 2006, our share of KA’s profits was $7 million and $12 million, respectively. At March 31, 2007 and December 31, 2006, the carrying value of our equity method investment in KA was $248 million and $241 million, respectively, and is included in non-current “Other assets” in the Condensed Consolidated Balance Sheets. KA’s revenues consist of royalty income related to its licensed technology rights. All of our rights to manufacture and market certain products including darbepoetin alfa, pegfilgrastim, granulocyte colony-stimulating factor (“G-CSF”) and recombinant human erythropoietin are pursuant to exclusive licenses from KA, which we currently market certain of these products under the brand names Aranesp®, Neulasta®, NEUPOGEN® and EPOGEN®, respectively. KA receives royalty income from us, as well as Kirin, Johnson & Johnson and F. Hoffmann-La Roche Ltd. (“Roche”) under separate product license agreements for certain geographic areas outside of the United States. During the three months ended March 31, 2007 and 2006, KA earned royalties from us of $85 million and $74 million, respectively, which are included in “Cost of sales (excludes amortization of acquired intangible assets)” in the Condensed Consolidated Statements of Operations.

KA’s expenses primarily consist of costs related to R&D activities conducted on its behalf by Amgen and Kirin. KA pays Amgen and Kirin for such services at negotiated rates. During the three months ended March 31, 2007 and 2006, we earned revenues from KA of $56 million and $28 million, respectively, for certain R&D activities performed on KA’s behalf, which are included in “Other revenues” in the Condensed Consolidated Statements of Operations.

3. Income taxes

The tax rate for the three months ended March 31, 2007 is different from the statutory rate primarily as a result of indefinitely invested earnings of our foreign operations. We do not provide for U.S. income taxes on undistributed earnings of our controlled foreign corporations that are intended to be invested indefinitely outside the United States.

One or more of our legal entities file income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and certain foreign jurisdictions. Our income tax returns are routinely audited by the tax authorities in those jurisdictions. Significant disputes can arise with these tax authorities involving issues of the timing and amount of deductions and allocations of income among various tax jurisdictions because of differing interpretations of tax laws and regulations. We are no longer subject to U.S. federal income tax examinations for tax years ending on or before December 31, 2001 or to California state income tax examinations for tax years ending on or before December 31, 2003.

AMGEN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

The Internal Revenue Service (“IRS”) is currently examining our U.S. income tax returns for the years ended December 31, 2002 through 2004 which is anticipated to be completed in 2007. As of March 31, 2007, the IRS has proposed certain adjustments primarily related to our transfer pricing tax positions. Management is currently evaluating those proposed adjustments to determine if it agrees, but if accepted, the Company does not anticipate that the adjustments would result in a material adverse impact to our consolidated financial position, results of operations or cash flows.

As of January 1, 2007, the gross amount of our liabilities for unrecognized tax benefits was approximately $945 million. Assuming the above noted IRS audit is satisfactorily completed and assuming the application of the proposed adjustments related to our transfer pricing tax positions to subsequent periods, we believe that it is reasonably possible that our liabilities for unrecognized tax benefits may decrease by $350 million to $600 million within the next twelve months.

4. Financing arrangements

The following table reflects the carrying value of our long-term borrowings under our various financing arrangements as of March 31, 2007 and December 31, 2006 (in millions):

	March 31, 2007	December 31, 2006
0.125% convertible notes due 2011 (2011 Convertible Notes)	$2,500	$2,500
0.375% convertible notes due 2013 (2013 Convertible Notes)	2,500	2,500
Zero coupon 30 year modified convertible notes due in 2032 (2032 Modified Convertible Notes)	80	1,778
4.85% notes due 2014 (2014 Notes)	1,000	1,000
4.00% notes due 2009 (2009 Notes)	999	999
Other	235	235

Total borrowings	7,314	9,012
Less current portion	100	1,798

Total non-current debt	$7,214	$7,214

On March 2, 2007, as a result of certain holders of the 2032 Modified Convertible Notes exercising their March 1, 2007 put option, we repurchased $2,253 million aggregate principal amount of these convertible notes for their then-accreted value of $1,702 million in cash, representing approximately 96% of the outstanding balance of these notes. Upon the repurchase of these notes, a pro rata portion, $51 million, of deferred financing and related costs were immediately charged to interest expense during the three months ended March 31, 2007.

AMGEN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Stockholders’ equity

Stock repurchase programs

A summary of activity under our stock repurchase programs for the three months ended March 31, 2007 and 2006 is as follows (in millions):

	2007		2006
	Shares	Dollars	Shares	Dollars
First quarter	8.8	$537	46.6	$3,374

As of March 31, 2007, $6,002 million was available for stock repurchases under our stock repurchase programs authorized by the Board of Directors. The manner of purchases, the amount we spend, and the number of shares repurchased will vary based on a variety of factors, including the stock price and blackout periods in which we are restricted from repurchasing shares, and may include private block purchases as well as market transactions.

Comprehensive income

Our comprehensive income includes net income, unrealized gains and losses on our available-for-sale securities and foreign currency forward and option contracts, which qualify and are designated as cash flow hedges, and foreign currency translation adjustments. During the three months ended March 31, 2007 and 2006, total comprehensive income was $1,117 million and $972 million, respectively.

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

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Forward looking statements

This report and other documents we file with the Securities and Exchange Commission (“SEC”) contain forward looking statements that are based on current expectations, estimates, forecasts and projections about us, our future performance, our business or others on our behalf, our beliefs and our management’s assumptions. In addition, we, or others on our behalf, may make forward looking statements in press releases or written statements, or in our communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls and conference calls. Words such as “expect,” “anticipate,” “outlook,” “could,” “target,” “project,” “intend,” “plan,” “believe,” “seek,” “estimate,” “should,” “may,” “assume,” “continue,” variations of such words and similar expressions are intended to identify such forward looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. We describe our respective risks, uncertainties and assumptions that could affect the outcome or results of operations in “Item 1A. Risk Factors.” We have based our forward looking statements on our management’s beliefs and assumptions based on information available to our management at the time the statements are made. We caution you that actual outcomes and results may differ materially from what is expressed, implied or forecast by our forward looking statements. Reference is made in particular to forward looking statements regarding product sales, regulatory activities, clinical trial results, reimbursement, expenses, EPS, liquidity and capital resources and trends. Except as required under the federal securities laws and the rules and regulations of the SEC, we do not have any intention or obligation to update publicly any forward looking statements after the distribution of this report, whether as a result of new information, future events, changes in assumptions or otherwise.

Overview

The following management’s discussion and analysis (“MD&A”) is intended to assist the reader in understanding Amgen’s business. MD&A is provided as a supplement to, and should be read in conjunction with, our Condensed Consolidated Financial Statements and accompanying notes included in this Quarterly Report on Form 10-Q and our Consolidated Financial Statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

We primarily earn revenues and income and generate cash from sales of human therapeutic products in the areas of supportive cancer care, nephrology, inflammation and, beginning in the third quarter 2006, in oncology when we received U.S. Food and Drug Administration (“FDA”) approval and launched Vectibix™ (panitumumab), our first cancer therapeutic. For the three months ended March 31, 2007, total revenues were $3.7 billion and net income was $1.1 billion or $0.94 per share. The results of our operations for the three months ended March 31, 2007 reflect the $51 million write-off of deferred financing and related costs resulting from the repayment of the $1.7 billion of convertible debt. As of March 31, 2007, cash, cash equivalents and marketable securities were $4.8 billion, of which approximately $3.8 billion was generated from operations in foreign tax jurisdictions and is intended for use outside the United States. The total debt outstanding was $7.3 billion as of March 31, 2007.

Our principal products include Aranesp®, EPOGEN®, Neulasta®/NEUPOGEN® and ENBREL, all of which are sold in the United States. ENBREL is marketed under a co-promotion agreement with Wyeth in the United States and Canada. Our international product sales consist principally of European sales of Aranesp® and Neulasta®/NEUPOGEN®. International product sales represented approximately 19% and 18% of total product sales for each of the three months ended March 31, 2007 and 2006, respectively. Most patients receiving our principal products for approved indications are covered by either government or private payer health care programs. Therefore, sales of our principal products and sales growth are and will continue to be affected by the availability and extent of reimbursement from third-party payers, including government and private insurance plans and administration of those programs. For additional information about our principal products, their approved indications and where they are marketed, see “Item 1. Business – Principal products” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2006.

For the three months ended March 31, 2007 and 2006, product sales represented 97% of total revenues, which was mainly comprised of our principal products. During this period, our product sales growth has been primarily driven by sales of Aranesp®, Neulasta® and ENBREL, which have benefited primarily from segment growth and/or share gains. We believe that maintaining or increasing our segments and share will be more difficult than in previous years since, as discussed below, certain of our principal products face various challenges primarily arising from clinical trial results that led to regulatory activities, including revisions to labeling of certain of our products, coverage and reimbursement reviews, and new competition.

Our anemia products have and are continuing to experience significant regulatory challenges. Various clinical studies by Amgen, including our Anemia of Cancer phase 3 study (the “AoC 103 Study”), and third-party studies involving erythropoiesis-stimulating agents (“ESAs”) in off-label uses have recently reported negative safety results. Due to the reported results of our AoC 103 Study, the United States Pharmacopoeia Dispensing Information (“USP DI”) Drug Reference Guides removed Aranesp® for use in the treatment of Anemia of Cancer (“AoC”). Thereafter, nearly all Medicare contractors have stopped reimbursing for Aranesp® use in AoC patients. Further, on March 9, 2007, based upon data from our AoC 103 Study and other third-party studies, the FDA approved updated safety information, including a boxed warning, in the prescribing information for the class of ESAs, including Aranesp® and EPOGEN®. The label changes and the loss of substantially all of the Medicare coverage for Aranesp® in AoC could materially impact future product sales, as applicable, for Aranesp® and EPOGEN®. Sales growth slowed for Aranesp® in the United States in the latter part of the three months ended March 31, 2007 reflecting these developments. Through March 31, 2007, the impact on product sales has been primarily observed in oncology due to the loss of nearly all Medicare coverage in the AoC setting.

However, on April 19, 2007, we announced the results from our “145 study” of Aranesp® in small-cell lung cancer which demonstrated no statistically significant difference in risk of death or in investigator determined progression-free survival. This study had higher initiation and maintenance hemoglobin targets (Hb less than or equal to 13 g/dl) than in the U.S. label. We believe these results contribute to the growing body of evidence on ESA safety when used on label, reinforcing the neutral impact of ESAs on survival in cancer patients suffering from chemotherapy-induced anemia.

In addition, the outcome of certain future key events could also impact future Aranesp® and EPOGEN® sales as they may influence healthcare provider prescribing behavior, use of our products, regulatory or private healthcare organization medical guidelines and reimbursement practices. For example, the following could impact future Aranesp® sales: On March 14, 2007, shortly after the label changes for all ESAs, the Centers for Medicare and Medicaid Services (“CMS”) announced that the agency had begun reviewing all Medicare policies related to the administration of ESAs in non-renal disease applications as part of a national coverage analysis (“NCA”) which is generally CMS’ first step toward developing a national coverage determination (“NCD”). Generally, a NCD is a national policy statement granting, limiting or excluding Medicare coverage or reimbursement for a specific medical item or service. In addition, the FDA has invited us to participate in the Oncologic Drugs Advisory Committee (“ODAC”) meeting on May 10, 2007 to review progress in delineating the effects of ESAs on survival and tumor progression in cancer patients. Further, the European Medicines Agency (“EMEA”) has also reported that it is reviewing the safety of ESAs, made by us, Johnson & Johnson, Shire Pharmaceutical Group plc (“Shire”) and Roche. The following could impact future EPOGEN® sales: CMS has stated that the agency is currently reviewing the Claims Monitoring Policy: Erythropoietin/darbepoetin alfa usage for beneficiaries with end stage renal disease (“EMP”) for patients with end stage renal disease (“ESRD”) who are dialyzed in renal facilities although they have not yet announced further changes to the EMP. Additionally, on April 12, 2007 after a review of existing guidelines, the National Kidney Foundation (“NKF”) distributed to the nephrology community a draft of the Kidney Disease Outcomes Quality Initiative (“KDOQI”) Clinical Practice Guideline and Clinical Practice Recommendations for Anemia Management in Chronic Kidney Disease (“proposed KDOQI guidelines”), which we are currently reviewing to assess the potential impact on future sales of EPOGEN®. The potential impact of these key events on future sales for Aranesp® and EPOGEN®, as applicable, is highly uncertain and currently not determinable.

Our anemia products and certain other principal products are also facing a number of competitive challenges as well. Roche is developing a pegylated erythropoietin molecule (“peg-EPO”) product for the United States for which they have filed a biologic license application (“BLA”) with the FDA, which Roche has stated has a Prescription Drug User Fee Act (“PDUFA”) date of May 19, 2007. Roche has announced plans to launch in the U.S. nephrology segment in 2007, upon regulatory approval, despite our ongoing lawsuit and their acknowledgment of our U.S. erythropoietin patents. We also expect Roche’s peg-EPO product to be launched in the European Union (“EU”) nephrology segment in 2007 upon regulatory approval. Further, in the first quarter of 2007, Shire received approval in the EU for Dynepo™ (Epoetin delta), a competing erythropoietin product. Additionally, we cannot predict with certainty when the first biosimilar products could appear on the market in the EU, however we believe that the first biosimilar erythropoietin products, which would compete with Aranesp®, may be approved in 2007 and could be available in the EU shortly after approval and the first biosimilar G-CSF products, which would compete with Neulasta® and NEUPOGEN®, may be approved sometime in 2007 or early 2008, and could be available in the EU soon thereafter. In addition, ENBREL operates in an extremely competitive environment as evidenced by the number of competitive products, including HUMIRA®, Remicade®, Orencia®, Rituxan®, Raptiva® and Amevive®. Although these competing products have helped to grow both the rheumatology and dermatology segments, they have also resulted in ENBREL experiencing share loss in both of these segments.

Further, as a result of safety concerns related to patient survival, we recently announced that we had discontinued Vectibix™ treatment in our Panitumumab Advanced Colorectal Cancer Evaluation (“PACCE”) trial, a non-registration-enabling trial evaluating the addition of Vectibix™ to standard chemotherapy and Avastin® (bevacizumab) for the treatment of first-line metastatic colorectal cancer. We are in discussions with the FDA with respect to the Vectibix™ label and expect that we will add the data from the PACCE trial to the label. The language is still in development, discussions with the FDA are on-going and any label change is subject to FDA approval. The results of the PACCE trial do not influence ongoing registrational studies in combination with chemotherapy in first and second line metastatic colorectal cancer. Further, we continue to be in discussions with the EMEA and the Committee for Medicinal Products for Human Use (“CHMP”) with respect to the approval of Vectibix™ in the EU to treat patients with metastatic colorectal cancer whose disease has progressed on or following all standard chemotherapy regimens. In the event that Amgen should not obtain an initial positive CHMP opinion, we can request re-examination of the CHMP opinion as part of the EU regulatory process.

For the three months ended March 31, 2007 and 2006, operating income was as follows (in millions):

	Three Months Ended March 31,
	2007	2006	Change
Operating Income	$1,400	$1,234	13%

Operating income as a percentage of product sales was 39% for both the three months ended March 31, 2007 and 2006. As a result of the impact of recent developments discussed above on Aranesp® and EPOGEN® sales, management has begun taking actions to reduce operating expense growth in order to offset any decline in revenues.

We focus our R&D on novel human therapeutics for the treatment of grievous illness. We have substantially expanded our R&D capabilities to manage and execute increasingly larger and more complex clinical trials and to build the capacity to advance more compounds into and through the clinic. In the near term, we expect to see further growth in R&D expense in 2007, but not to the same extent experienced in 2006. For example, the nine “mega-site” trials, which we began in 2006, will continue to require significant time, resources and expense to execute. However, as a result of recent regulatory and reimbursement challenges related to Aranesp® and EPOGEN®, we have been and will continue to assess the optimal level of our R&D investment. To the extent future sales of Aranesp® and EPOGEN® are negatively impacted as a result of these recent events, we may defer or possibly cancel previously planned clinical trials in order to adjust our R&D investment plans. In order to increase the number of patients available for enrollment for our clinical trials, we have and will continue to open clinical sites and enroll patients in a number of new geographic locations where our experience conducting clinical trials is more limited, including Russia, China, India and some Central and South American countries utilizing third-party contract clinical trial providers.

There are many economic and industry-wide factors that affect our business generally and uniquely, including, among others, those relating to increased complexity and cost of R&D due, in part, to greater scrutiny of clinical trials with respect to safety which may lead to fewer treatments being approved by the FDA or other regulatory bodies; increasingly intense competition for marketed products and product candidates; broad reimbursement changes; complex and expanding regulatory requirements; and intellectual property protection. See “Item 1. Business” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2006 and “Item 1A. Risk Factors” in Part II herein for further information on these economic and industry-wide factors and their impact and potential impact on our business.

Reimbursement

Sales of all of our principal products are dependent, in part, on the availability and extent of reimbursement from third-party payers, including governments and private insurance plans. Generally, in Europe and other countries outside the United States, the government sponsored healthcare system is the primary payer of healthcare costs of patients. Governments may regulate access to, prices or reimbursement levels of our products to control costs or to affect levels of use of our products. Worldwide use of our products may be affected by these cost containment pressures and cost shifting from governments and private insurers to healthcare providers in response to ongoing initiatives to reduce healthcare expenditures. Further, adverse events or results from clinical trials or studies performed by us or by others or from the marketed use of our drugs may expand safety labeling for our approved products and may negatively impact worldwide reimbursement for our products. (See also “— Our current products and products in development cannot be sold if we do not gain or maintain regulatory approval of our products and we may be required to perform additional clinical trials or change the labeling of our products or take other potentially limiting or costly actions if we or others identify side effects after our products are on the market.” and “— Guidelines and recommendations published by various organizations can reduce the use of our products.”)

Most patients receiving Aranesp®, Neulasta® and NEUPOGEN® for approved indications are covered by both government and private payer healthcare programs. Government healthcare programs are governed by the Medicare Prescription Drug Improvement and Modernization Act (the “MMA”) which was enacted into law in December 2003 and became effective January 1, 2005. Since January 1, 2005, in the physician clinic setting and since January 1, 2006, in the hospital outpatient setting, Aranesp®, Neulasta® and NEUPOGEN® have been reimbursed under a Medicare Part B payment methodology that reimburses each product at 106% of its “average sales price” (“ASP”) (sometimes referred to as “ASP+6%”). ASP is calculated by the manufacturer based on a statutorily defined formula and submitted to CMS. A product’s ASP is calculated on a quarterly basis and therefore may change each quarter. The ASP in effect for a given quarter (the “Current Period”) is based upon certain historical sales and sales incentive data covering a statutorily defined period of time preceding the Current Period. For example, the ASP for Aranesp® that will be in effect for the third quarter of 2007 will be based in part on certain historical sales and sales incentive data for Aranesp® from April 1, 2006 through March 30, 2007. CMS publishes the ASPs for products in advance of the quarter in which they go into effect. Any changes to the ASP calculation could adversely affect the Medicare reimbursement for our products administered in the physician office and the hospital outpatient setting. Prior to January 1, 2006, Medicare’s hospital outpatient prospective payment system (“OPPS”), which determines payment rates for specified covered outpatient drugs and biologics in the hospital outpatient setting, utilized the average wholesale price (“AWP”) as the basis of Medicare Part B payment for covered outpatient drugs and biologics administered in the hospital outpatient setting. From 2003 to 2005, CMS applied an “equitable adjustment” such that the Aranesp® reimbursement rate was based on the AWP of PROCRIT®, Johnson & Johnson’s recombinant human erythropoietin product marketed in the United States, using a dose conversion ratio. In 2006 and 2007, CMS did not apply an “equitable adjustment” to tie the reimbursement rate for Aranesp® to PROCRIT®. However, CMS has maintained that it reserves the right to apply an “equitable adjustment” to the payment rate for Aranesp® in future years.

In the United States, dialysis providers are primarily reimbursed for EPOGEN® by the federal government through the ESRD Program of Medicare. The ESRD Program reimburses approved providers for 80% of allowed dialysis costs; the remainder is paid by other sources, including patients, state Medicaid programs, private insurance, and to a lesser extent, state kidney patient programs. The ESRD Program reimbursement rate is established by federal law and is monitored and implemented by CMS. Effective January 1, 2006, the payment mechanism for separately reimbursed dialysis drugs in both free-standing and hospital-based dialysis centers, including EPOGEN® and Aranesp®, is reimbursed by Medicare at ASP+6% using the same payment amounts used in the physician clinic setting. Since April 1, 2006, the ESRD Program reimbursement has been subject to a revised Hematocrit Measurement Audit Program Memorandum (“HMA-PM”), a Medicare payment review mechanism used by CMS to audit EPOGEN® and Aranesp® (when used in dialysis) utilization and appropriate hematocrit outcomes of dialysis patients. This policy, EMP, was further revised effective October 1, 2006. The revised EMP provides that if a patient’s hemoglobin is greater than 13 grams per deciliter, providers are instructed to reduce the patient’s EPOGEN® and Aranesp® dose and report this reduction on claims using a coding modifier. If the provider does not reduce the patient’s EPOGEN® and Aranesp® dose and the provider does not submit medical documentation to support maintaining a patient’s hemoglobin above 13 grams per deciliter, reimbursement will be reduced to the level it would have been had the provider reduced dosage by twenty-five percent.

Changes resulting from the MMA, which beginning in 2005 lowered reimbursement for our products, could negatively affect product sales of some of our marketed products. However, we believe that our product sales for 2005 and 2006 were not significantly impacted by the reimbursement changes resulting from the MMA. While we cannot accurately predict the impact of any such changes on how, or under what circumstances, healthcare providers will prescribe or administer our products and we cannot estimate the full impact of the MMA on our business, we believe that it is not likely to be significant to our business in 2007. However, additional provisions of the MMA and other regulations affecting reimbursement that have gone or may go into effect could affect our product sales and related sales growth in the future. For example, the MMA required a demonstration project of a bundled payment system for dialysis, including separately billable drugs and EPOGEN®. The demonstration project was scheduled to start in January 2006, but has been delayed with no announced start date. Bundling initiatives that have been implemented in other healthcare settings have resulted in lower utilization of services that had not previously been a part of the bundled payment. Because CMS is continuing to study bundled payments in the ESRD setting, we cannot predict what impact a bundled payments system would have on sales of EPOGEN® or Aranesp® used in the treatment of persons receiving outpatient dialysis services. In addition, in the Medicare Physician Fee Schedule Proposed Rule for 2007, CMS invited comment on the need for future guidance concerning the methodology for calculating the ASP of drugs sold under market-based pricing arrangements, including “bundled arrangements,” described by CMS as, for example, when a purchaser’s price for one or more drugs is contingent upon the purchase of other drugs or items. In the Medicare Physician Fee Schedule Final Rule for 2007, CMS chose not to establish a specific methodology that manufacturers must use for the treatment of bundled price concessions for the purposes of the ASP calculation at this time. However, CMS stated that it may provide more specific guidance in the future through rulemaking, program instruction or other guidance. Further, on December 29, 2006, the Medicare Payment Advisory Commission (“MedPAC”) released its second Congressionally-mandated report on the impact of changes in Medicare payments for Part B Drugs specifically recommending that the Secretary of the Department of Health and Human Services clarify ASP reporting requirements “to ensure that ASP calculations allocate discounts to reflect the transaction price for each drug.” Under the ASP system, the Company allocates its discounts based on the prices paid for individual drugs, according to the terms of its contracts with physicians and other purchasers, and we believe that the resulting ASPs reflect the transaction prices for individual drugs. As it is premature to speculate on how CMS and other government organizations may react to the MedPAC’s recommendations, we cannot predict the potential impact the report may have on our business.

In addition to private payers, since January 1, 2006, ENBREL and Sensipar® (cinacalcet HCl) have been eligible for coverage from the U.S. government under Medicare Part D. Although both ENBREL and

Sensipar® have received broad formulary placement in 2006 and 2007, Part D formulary placements are made by individual Part D plan sponsors with oversight by CMS and are subject to revision in the future.

Other initiatives reviewing the coverage or reimbursement of our products, including those related to safety, could result in less extensive coverage or lower reimbursement and could negatively affect sales of some of our marketed products. For example, on March 14, 2007, shortly after the label changes for all ESAs, CMS announced that the agency had begun reviewing all Medicare policies related to the administration of ESAs in non-renal disease applications as part of a NCA which is generally CMS’ first step toward developing a NCD. Generally, a NCD is a national policy statement granting, limiting or excluding Medicare coverage or reimbursement for a specific medical item or service. During the initial comment period which ended on April 13, 2007, we submitted comments to CMS which included a detailed and thorough review of the available clinical data, noted a series of important considerations and made a number of specific recommendations for the agency to consider in developing a NCD. CMS is required to issue a proposed NCD by September 14, 2007, but could propose a NCD at any time prior to that deadline. Given the uncertainty of what recommendations a final NCD would consist of, we cannot predict what impact a NCD would have on our business. Following CMS’ announcement that it had begun reviewing all Medicare policies related to the administration of ESAs in non-renal disease applications on March 14, 2007, CMS also stated that the agency is currently reviewing the EMP for patients with ESRD who are dialyzed in renal facilities although they have not yet announced further changes to the EMP. The FDA may also schedule a meeting of the Cardio Renal Advisory Committee to review the use of ESAs in the renal setting although no public announcement has been made. As a result of the revisions and current review of the EMP, we cannot predict the potential full impact any revisions to the EMP may have on our business. However, changes reducing reimbursement coverage could negatively affect product sales of our ESA products.

Further, the Deficit Reduction Act of 2005 (“DRA”) included provisions, which are phased in over time, regarding state collection and submission of data for the purpose of collecting Medicaid drug rebates from manufacturers for physician-administered drugs. We expect that state compliance with elements of these provisions that become effective in 2007 will increase the level of Medicaid rebates paid by us. We are currently in the process of further evaluating the impact of the DRA and are uncertain as to the potential full impact on our business. Related to this issue, CMS issued a proposed Medicaid rule on December 18, 2006 that covered a broad range of topics concerning the calculation and use of AMP and best price as well as a proposed definition for bundled sales under the Medicaid program. We submitted a comment to CMS on the proposed rule which the DRA specifies that CMS issue a final rule no later than July 1, 2007. While we cannot predict the impact of the final rule prior to its issuance, changes reducing reimbursement could negatively affect our business.

Results of Operations

Product sales

For the three months ended March 31, 2007 and 2006, worldwide product sales and total product sales by geographic region were as follows (in millions):

	Three Months Ended March 31,
	2007	2006	Change
Aranesp®	$1,020	$893	14%
EPOGEN®	625	604	3%
Neulasta®/NEUPOGEN®	1,018	896	14%
ENBREL	730	658	11%
Sensipar®	105	61	72%
Vectibix™	51	—	n/a
Other	16	15	7%

Total product sales	$3,565	$3,127	14%

Total U.S.	$2,884	$2,571	12%
Total International	681	556	22%

Total product sales	$3,565	$3,127	14%

Product sales are influenced by a number of factors, including demand, third-party reimbursement availability and policies, government programs, regulatory developments or guidelines, clinical trial outcomes, clinical practice, pricing strategies, wholesaler and end-user inventory management practices, patient population, fluctuations in foreign currency exchange rates, new product launches and indications, competitive products, product supply and acquisitions.

Sales growth for the three months ended March 31, 2007 was principally driven by demand for Aranesp®, Neulasta® and ENBREL, which benefited from segment growth and to a lesser degree share gains. International product sales for the three months ended March 31, 2007 were favorably impacted by $42 million from foreign currency exchange rate changes. Excluding the favorable impact of foreign currency exchange rate changes, international product sales increased 15% over the three months ended March 31, 2006.

Aranesp®

For the three months ended March 31, 2007 and 2006, total Aranesp® sales by geographic region were as follows (in millions):

	Three Months Ended March 31,
	2007	2006	Change
Aranesp® - U.S.	$654	$596	10%
Aranesp® - International	366	297	23%

Total Aranesp®	$1,020	$893	14%

The increase in U.S. Aranesp® sales for the three months ended March 31, 2007 was driven by demand due to segment growth and to a lesser degree favorable wholesaler inventory changes. The slowing growth rate in the United States was driven by initial customer reaction to the ESA product label changes regarding safety discussed above and the resulting loss of substantially all Medicare reimbursement for Aranesp® in AoC. U.S. sales results for Aranesp® for the three months ended March 31, 2007 do not fully reflect the significant impact of these developments, which occurred throughout, but primarily in the latter half, of the first quarter of 2007. The increase in international Aranesp® sales for the three months ended March 31, 2007 was also principally driven by increased demand due to segment growth and share gains and was favorably impacted by $24 million due to changes in foreign currency exchange rates. It is not clear what the impact of the developments in the United States will have on international Aranesp® sales. Excluding the favorable impact of foreign currency exchange rate changes, international Aranesp® sales increased 15% over the three months ended March 31, 2006.

In addition to the factors mentioned in the “Product sales” section above, future worldwide Aranesp® sales growth will be dependent, in part, on such factors as:

•

adverse events or results from clinical trials or studies performed by us or by others which have and could further impact product safety labeling and have or could further negatively impact healthcare provider prescribing behavior, use of our product, regulatory or private healthcare organization medical guidelines and reimbursement practices. For example, as discussed in more detail above in the “Overview” section, negative safety results for various studies performed by us and by third-parties, including our AoC 103 Study, involving off-label usage of ESAs have resulted in the following:

-	product safety label changes in the United States for the class of ESAs, including Aranesp® and EPOGEN®, as well as the EMEA’s reported review of the safety of ESAs;

-	discontinued reimbursement for Aranesp® by nearly all Medicare contractors in the treatment of AoC;

-	an FDA ODAC meeting on May 10, 2007 to review progress in delineating the effects of ESAs on survival and tumor progression in cancer patients; and

-	CMS’ March 14, 2007 announced review of all Medicare policies related to the administration of ESAs in non-renal disease applications as part of an NCA;

any or all of which could negatively impact future healthcare provider prescribing behavior, use of our product, regulatory or private healthcare organization medical guidelines and reimbursement practices;

•	governmental or private organization regulations or guidelines relating to the use of our products;

•	reimbursement by third-party payers, including governments and private insurance plans;

•

an increasingly competitive environment of products or therapies, which in 2007 in the United States could potentially include competition in the nephrology segment from Roche’s peg-EPO product, which Roche has indicated they intend to bring to the U.S. market upon regulatory approval despite our ongoing lawsuit and their acknowledgment of our U.S. erythropoietin patents (see “Item 1. Legal Proceedings – Roche Matters” in Part II herein) and in the EU in 2007 could potentially include Roche’s peg-EPO product, biosimilars and other competing products, such as Shire’s erythropoietin product launched in March 2007;

•	our ability to differentiate Aranesp® from current and potential future competition;

•	pricing strategies; and

•	cost containment pressures from governments and private insurers on healthcare providers.

(See “Item 1A. Risk Factors” in Part II herein for further discussion of certain of the above factors that impact our product sales.)

EPOGEN®

For the three months ended March 31, 2007 and 2006, total EPOGEN® sales were as follows (in millions):

	Three Months Ended March 31,
	2007	2006	Change
EPOGEN® - U.S.	$625	$604	3%

Reported EPOGEN® sales for the three months ended March 31, 2007 increased primarily due to favorable revised estimates of dialysis demand, primarily spillover, for prior quarters (see Note 1, “Summary of significant accounting polices – Product sales” to the Condensed Consolidated Financial Statements for further discussion), and favorable wholesaler inventory changes, partially offset by changes in customer purchasing patterns versus the first quarter of the prior year. The ESA product label changes regarding safety discussed above did not significantly impact EPOGEN® sales results for the three months ended March 31, 2007.

In addition to the factors mentioned in the “Product sales” section above, future EPOGEN® sales will be dependent, in part, on such factors as:

•

adverse events or results from clinical trials or studies performed by us or by others which have and could further impact product safety labeling and may negatively impact healthcare provider prescribing behavior, use of our product, regulatory or private healthcare organization medical guidelines and reimbursement practices. For example, as discussed in more detail above in the “Overview” section, negative safety results for various studies performed by us and by third-parties, including our AoC 103 Study, involving off-label usage of ESAs have resulted in the following:

-	product safety label changes in the United States for the class of ESAs, including Aranesp® and EPOGEN®;

-	CMS’ review of the EMP for patients with ESRD who are dialyzed in renal facilities;

-	NKF issuance of proposed KDOQI guidelines;

any or all of which could negatively impact future healthcare provider prescribing behavior, use of our product, regulatory or private healthcare organization medical guidelines and reimbursement practices;

•	governmental or private organization regulations or guidelines relating to the use of our products.

•	changes in reimbursement rates or a change in the basis for reimbursement by the federal government;

•

the possibility of competition from Roche’s peg-EPO, which Roche has indicated they plan to launch in the nephrology segment in 2007, upon regulatory approval despite our ongoing lawsuit and their acknowledgment of our U.S. erythropoietin patents (see “Item 1. Legal Proceedings – Roche Matters” in Part II herein);

•	cost containment pressures from the federal government on healthcare providers;

•	pricing strategies; and

•

EPOGEN® sales could be favorably impacted by underlying demand in the free-standing dialysis centers, which we believe will remain consistent with the annual patient population growth of approximately 3 percent and the lessened impact of conversion to Aranesp® in the U.S. hospital dialysis clinics, which we believe stabilized in mid-2006.

(See “Item 1A. Risk Factors” in Part II herein for further discussion of certain of the above factors that impact our product sales.)

Neulasta®/NEUPOGEN®

For the three months ended March 31, 2007 and 2006, total Neulasta®/NEUPOGEN® sales by geographic region were as follows (in millions):

	Three Months Ended March 31,
	2007	2006	Change
Neulasta® - U.S.	$573	$497	15%
NEUPOGEN® - U.S.	204	191	7%

U.S. Neulasta®/NEUPOGEN® - Total	777	688	13%

Neulasta® - International	146	111	32%
NEUPOGEN® - International	95	97	(2)%

International Neulasta®/NEUPOGEN® - Total	241	208	16%

Total Worldwide Neulasta®/NEUPOGEN®	$1,018	$896	14%

The increase in U.S. Neulasta®/NEUPOGEN® sales for the three months ended March 31, 2007 was driven primarily by demand for Neulasta® due to segment growth and to a lesser degree favorable wholesaler inventory changes. Neulasta® segment growth is attributable to an increase in patients in part due to the continued increase of Neulasta® in first-cycle use, as well as higher net sales prices. The increase in international Neulasta®/NEUPOGEN® sales for the three months ended March 31, 2007 was driven by the continued conversion to Neulasta® and was favorably impacted by $16 million in foreign currency exchange rate changes. Excluding the favorable impact of foreign currency exchange rate changes, combined international Neulasta®/NEUPOGEN® sales increased 8% over the three months ended March 31, 2006.

For the remainder of 2007, we believe sales growth for Neulasta®/NEUPOGEN® will depend on patient growth and further segment penetration of Neulasta® in the moderate-risk population that would benefit from its use in first and subsequent chemotherapy cycles. NEUPOGEN® competes with Neulasta® in the United States and Europe. Worldwide NEUPOGEN® sales have been adversely impacted by conversion to Neulasta®. However, we believe that most of the conversion in the United States and Europe has occurred.

In addition to the factors mentioned in the “Product sales” section above, future worldwide Neulasta®/NEUPOGEN® sales growth will be dependent, in part, on such factors as:

•	competitive products or therapies, including biosimilar products that may be approved in the EU and be available shortly thereafter;

•

adverse events or results from clinical trials or studies performed by us or by others which may expand safety labeling and may negatively impact healthcare provider prescribing behavior, use of our product, regulatory or private healthcare organization medical guidelines and reimbursement practices;

•	governmental or private organization regulations or guidelines relating to the use of our products;

•	reimbursement by third-party payers, including governments and private insurance plans;

•	cost containment pressures from governments and private insurers on healthcare providers;

•	pricing strategies;

•	penetration of existing segments; and

•

development of new treatments for cancer and future chemotherapy treatments. For example, those that are less myelosuppressive may require less Neulasta®/NEUPOGEN®, however, other future chemotherapy treatments that are more myelosuppressive, such as dose dense chemotherapy, could require more Neulasta®/NEUPOGEN®.

(See “Item 1A. Risk Factors” in Part II herein for further discussion of certain of the above factors that impact our product sales.)

ENBREL

For the three months ended March 31, 2007 and 2006, total ENBREL sales by geographic region were as follows (in millions):

	Three Months Ended March 31,
	2007	2006	Change
ENBREL - U.S.	$693	$629	10%
ENBREL - International	37	29	28%

Total ENBREL	$730	$658	11%

ENBREL sales growth for the three months ended March 31, 2007 was driven by demand due to increases in both patients and net sales price. While ENBREL continued to maintain a leading position in both rheumatology and dermatology, the sales growth in the first quarter was affected by slight share decline in the United States in both segments versus the first quarter of the prior year due to increased competitive activity.

We believe sales growth for the remainder of 2007 will be principally driven by growth in the rheumatology and dermatology segments.

In addition to the factors mentioned in the “Product sales” section above, future ENBREL sales growth will be dependent, in part, on such factors as:

•	the effects of competing products or therapies and, in part, our ability to differentiate ENBREL based on safety and efficacy;

•	segment growth;

•

adverse events or results from clinical trials or studies performed by us or by others which may expand safety labeling and may negatively impact healthcare provider prescribing behavior, use of our product, regulatory or private healthcare organization medical guidelines and reimbursement practices;

•	governmental or private organization regulations or guidelines relating to the use of our products;

•	the availability, extent and access to reimbursement by government and third-party payers;

•	cost containment pressures from governments and private insurers on healthcare providers; and

•	pricing strategies.

(See “Item 1A. Risk Factors” in Part II herein for further discussion of certain of the above factors that impact our product sales.)

Selected operating expenses

The following table summarizes selected operating expenses for the three months ended March 31, 2007 and 2006 (in millions):

	Three Months Ended March 31,
	2007	2006	Change
Product sales	$3,565	$3,127	14%
Operating expenses:
Cost of sales (excludes amortization of acquired intangible assets)	$592	$552	7%
% of product sales	17%	18%
Research and development	$851	$655	30%
% of product sales	24%	21%
Selling, general and administrative	$770	$689	12%
% of product sales	22%	22%
Amortization of acquired intangible assets	$74	$87	(15)%

Cost of sales

Cost of sales, which excludes the amortization of acquired intangible assets (see “Condensed Consolidated Statements of Operations”), increased 7% for the three months ended March 31, 2007. The increase in the three months ended March 31, 2007 was primarily driven by increased sales volumes and the write-off of a semi-completed manufacturing asset that will not be used due to a change in manufacturing strategy largely offset by manufacturing efficiencies.

Research and development

R&D expenses, which are expensed as incurred, are primarily comprised of costs and expenses for salaries and benefits associated with R&D personnel; overhead and occupancy; clinical trial and related clinical manufacturing, including contract services and other outside costs, process development and quality assurance; information systems and amortization of technology used in R&D with alternative future uses. R&D expenses also include such costs related to activities performed on behalf of corporate partners. R&D expenses increased 30% for the three months ended March 31, 2007 primarily to support the increased number and expense of mega-trials to advance our late-stage pipeline as well as the continued advancement of earlier stage compounds. During the three months ended March 31, 2007, staff-related costs and clinical trial and manufacturing costs increased approximately $76 million and $92 million, respectively.

Selling, general and administrative

Selling, general and administrative (“SG&A”) expenses are primarily comprised of salaries and benefits associated with sales and marketing, finance, legal and other administrative personnel; outside marketing expenses; overhead and occupancy costs and other general and administrative costs. SG&A increased 12% for the three months ended March 31, 2007, primarily reflecting the Wyeth profit share related to ENBREL. During the three months ended March 31, 2007 outside marketing expenses in support of our principal products, including Wyeth profit share related to ENBREL, increased by approximately $60 million.

Amortization of acquired intangible assets

Amortization of acquired intangible assets relates to the acquired product technology rights acquired in connection with the Immunex acquisition.

Interest and other income and (expense), net

Interest and other income and (expense), net for the three months ended March 31, 2007 was $6 million of expense compared to $80 million of income for the three months ended March 31, 2006. The decrease was principally attributable to the write-off of $51 million of deferred financing and related costs resulting from the repayment of the convertible debt and lower interest income.

Income taxes

Our effective tax rate for the three months ended March 31, 2007 was 20.3%, compared with 23.8% for the same period last year. Our effective tax rate for the three months ended March 31, 2007 has decreased primarily due to an increase in the amount of foreign earnings intended to be invested indefinitely outside of the United States and the reinstatement of the federal research and experimentation (R&E) credit in the fourth quarter of 2006. The R&E credit expired at December 31, 2005, and was not available for the three months ended March 31, 2006. The rate for the three months ended March 31, 2007 also decreased due to the absence of a one-time taxable dividend that was received in the three months ended March 31, 2006. As permitted in Accounting Principles Board Opinion (“APB”) No. 23, “Accounting for Income Taxes – Special Areas,” we do not provide for U.S. income taxes on undistributed earnings of our foreign operations that are intended to be invested indefinitely outside the United States.

See Note 3, “Income taxes” to the Condensed Consolidated Financial Statements for further discussion.

Recent accounting pronouncements

In July 2006, the FASB issued FIN 48, which became effective for us as of January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing rules for recognition, measurement and classification in our financial statements of tax positions taken or expected to be taken in a tax return.

For tax benefits to be recognized under FIN 48, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. As of January 1, 2007, the gross amount of our liabilities for UTBs was approximately $945 million, and accrued interest related to these UTBs totaled approximately $106 million. Included in the balance is approximately $776 million of UTBs (net of the federal benefit on state taxes) that, if recognized, would affect our annual effective tax rate. The cumulative effect of applying the recognition and measurement provisions upon adoption of FIN 48 was not material.

FIN 48 also provides guidance on the balance sheet classification of liabilities for UTBs as either current or non-current depending on the expected timing of payments. Upon adoption of FIN 48, we reclassified approximately $240 million of UTBs from current income taxes payable to non-current liabilities.

Financial Condition, Liquidity and Capital Resources

The following table summarizes selected financial data (in millions):

	March 31, 2007	December 31, 2006
Cash, cash equivalents and marketable securities	$4,837	$6,277
Total assets	32,570	33,788
Current debt	100	1,798
Non-current debt	7,214	7,214
Stockholders’ equity	19,715	18,964

We believe that existing funds, cash generated from operations and existing sources of and access to financing are adequate to satisfy our working capital, capital expenditure and debt service requirements for the foreseeable future, as well as to support our stock repurchase programs and other business initiatives, including acquisitions and licensing activities. However, in order to provide for greater financial flexibility and liquidity, we are currently reviewing additional borrowing opportunities. We would expect to use any proceeds raised by such borrowing primarily for purchases of shares under our stock repurchase program and for general corporate purposes, including capital expenditures, other working capital needs and other business initiatives.

Cash, cash equivalents and marketable securities

Of the total cash, cash equivalents and marketable securities at March 31, 2007, approximately $3.8 billion was generated from operations in foreign tax jurisdictions and is intended for use outside the United States. If these funds are repatriated for use in our U.S. operations, substantial additional taxes on certain of these amounts will be required to be paid.

Financing arrangements

The following table reflects the carrying value of our long-term borrowings under our various financing arrangements as of March 31, 2007 and December 31, 2006 (in millions):

	March 31, 2007	December 31, 2006
0.125% convertible notes due 2011 (2011 Convertible Notes)	$2,500	$2,500
0.375% convertible notes due 2013 (2013 Convertible Notes)	2,500	2,500
Zero coupon 30 year modified convertible notes due in 2032 (2032 Modified Convertible Notes)	80	1,778
4.85% notes due 2014 (2014 Notes)	1,000	1,000
4.00% notes due 2009 (2009 Notes)	999	999
Other	235	235

Total borrowings	7,314	9,012
Less current portion	100	1,798

Total non-current debt	$7,214	$7,214

Certain of our financing arrangements contain non-financial covenants and as of March 31, 2007, we were in compliance with all applicable covenants. Our outstanding convertible notes, our outstanding long-term senior notes and our outstanding long-term debt are all rated A2 by Moody’s and A+ by Standard & Poor’s. See Note 4, “Financing arrangements” to our Condensed Consolidated Financial Statements for further discussion of the transactions during the quarter ended March 31, 2007 and “Note 5, Financing arrangements” in Part IV of our Annual Report on Form 10-K for the year ended December 31, 2006 for additional discussion of each of our financing arrangements.

Cash flows

The following table summarizes our cash flow activity (in millions):

	Three months ended March 31,
	2007	2006
Net cash provided by operating activities	$893	$1,183
Net cash provided by (used in) investing activities	927	(2,200)
Net cash (used in) provided by financing activities	(2,036)	924

Operating

Cash provided by operating activities has been and is expected to continue to be our primary recurring source of funds. Cash provided by operating activities during the three months ended March 31, 2007 decreased from the prior year three months ended due to increased disbursements from the timing of payments in the ordinary course of business partially offset by higher receipts from customers. (See Condensed Consolidated Statements of Cash Flows.)

Investing

Capital expenditures totaled $325 million during the three months ended March 31, 2007, compared with $225 million during the same period last year. The capital expenditures during the three months ended March 31, 2007 were primarily associated with ongoing manufacturing capacity and site expansions in Puerto Rico and other locations and investment in our global enterprise resource planning (“ERP”) system.

Capital expenditures for the three months ended March 31, 2006 were primarily associated with ongoing manufacturing and site expansion in Puerto Rico, manufacturing expansion in Colorado, site development in Rhode Island and Thousand Oaks and costs associated with implementing our ERP system.

We currently estimate 2007 spending on capital projects and equipment to be similar to the prior year as we continue to increase our manufacturing operations globally and proceed with the implementation of our ERP system. The most significant of these expenditures are expected to be incurred with the further expansion of the Puerto Rico bulk manufacturing, formulation, fill and finish facilities.

Financing

On March 2, 2007, as a result of certain holders of the 2032 Modified Convertible Notes exercising their March 1, 2007 put option, we repurchased $2,253 million aggregate principal amount of Convertible Notes at their then-accreted value for $1,702 million in cash, or approximately 96%, of the outstanding balance of these notes.

During the three months ended March 31, 2007 and 2006, we repurchased 8.8 million and 46.6 million shares of our common stock, respectively, at a total cost of $537 million and $3,374 million, respectively. As of March 31, 2007, we had $6,002 million available for stock repurchases under our stock repurchase programs authorized by the Board of Directors. The manner of purchases, amounts we spend and the number of shares repurchased will vary based on a variety of factors including the stock price and blackout periods in which we are restricted from repurchasing shares, and may include private block purchases as well as market transactions. Repurchases under our stock repurchase programs reflect, in part, our confidence in the long-term value of Amgen common stock. Additionally, we believe that it is an effective way of returning cash to our stockholders.

For additional information regarding our stock repurchase program see Part II – Other Information, “Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities.”

We receive cash from the exercise of employee stock options and proceeds from the sale of stock pursuant to the employee stock purchase plan. Employee stock option exercises and proceeds from the sale of stock by us pursuant to the employee stock purchase plan provided $138 million and $89 million of cash during the three months ended March 31, 2007 and 2006, respectively. Proceeds from the exercise of employee stock options will vary from period to period based upon, among other factors, fluctuations in the market value of our stock relative to the exercise price of such options.

Item 4.	CONTROLS AND PROCEDURES

We maintain “disclosure controls and procedures,” as such term is defined under Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in Amgen’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to Amgen’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, Amgen’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and in reaching a reasonable level of assurance Amgen’s management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation under the supervision and with the participation of our management, including Amgen’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Amgen’s disclosure controls and procedures. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2007.

The Company is in the process of implementing an ERP system using SAP applications, which involves migrating the Company’s legacy financial, supply chain and human resource systems and users worldwide to a common SAP platform. In January 2007, the Company implemented the ERP system in its European operations. The implementation of this phase of the project has involved changes to certain internal controls over financial reporting, which the Company believes were material. In connection with this, we reviewed the design and operating effectiveness of key controls over financial reporting affected by the new system for the quarter ended March 31, 2007. There were no other changes that occurred during the first quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

Certain of our legal proceedings are reported in our Annual Report on Form 10-K for the year ended December 31, 2006 and below. While it is not possible to accurately predict or determine the eventual outcome of these items, we do not believe any such items currently pending will have a material adverse effect on our consolidated financial position or liquidity, although an adverse resolution in any quarterly or annual reporting period of one or more of these items could have a material impact on the consolidated results of our operations for that period.

Transkaryotic Therapies (“TKT”) and Aventis Litigation

On March 22, 2007, Amgen filed a Petition for a Writ of Certiorari with the U.S. Supreme Court.

Average Wholesale Price Litigation

In the Multi-District Litigation (the “MDL”) Proceeding, on April 2, 2007, the judge granted in part and denied in part Defendants’, which includes Amgen and Immunex together with other pharmaceutical manufacturers, motions to dismiss the consolidated New York counties case. On April 5, 2007, the County of Orange, New York filed an AWP complaint in the United States District Court for the Southern District of New York and a notice of related action was filed with the Judicial Panel on Multidistrict Litigation in Boston, Massachusetts. Amgen and Immunex were served with the complaint on April 23, 2007.

Robert J. Swanson v. TAP Pharmaceutical Products, Inc., et. al.

The case remains stayed and another status conference is scheduled for July 30, 2007.

State of Alaska v. Abbott Laboratories, Inc., et. al.

A hearing on Defendants’, which includes Amgen and Immunex together with other pharmaceutical manufacturers, motions to dismiss is scheduled for May 9, 2007.

IUOE, Local 68 v. AstraZenaca, PLC, et al.

A hearing on Defendants’, which includes Amgen and Immunex together with other pharmaceutical manufacturers, motions to dismiss was held on April 5, 2007 in which Defendants’ motions were denied.

Roche Matters

Amgen Inc. v. F. Hoffmann-La Roche Ltd., et al.

On March 5, 2007, we and F. Hoffman-La Roche Ltd., Roche Diagnostics GmbH, and Hoffmann-La Roche, Inc. (collectively, “Roche”) filed opening briefs setting forth respective proposals for the United States District Court for the District of Massachusetts’ (the “District Court”) construction of the claims of the patents. On March 7, 2007, the United States Court of Appeals for the

Federal Circuit dismissed Ortho’s appeal as requested in the parties’ stipulation. On March 19, 2007, the parties filed their responsive briefs with respect to construction of the patent claims. On March 30, 2007, the District Court dismissed Roche’s counterclaim II related to alleged sham litigation and affirmative defense XII relating to equitable estoppel and denied the motion to dismiss Roche’s remaining counterclaims and affirmative defenses. The District Court also stated that the case would be tried by a jury so long as Roche’s antitrust counterclaims remain in the case. On April 2, 2007, Roche filed its Amended Answer and Counterclaims pursuant to the District Court’s March 30 Order. On April 16, 2007, Amgen filed its Answer to Roche’s Amended Answer and Counterclaims. On April 17, 2007, the District Court held a Markman Hearing during which the parties presented their proposed constructions of the claims of the patents-in-suit. The District Court announced its working-construction of many of the claim terms in dispute during the April 17, 2007 hearing, but has not yet issued a written decision with respect to claim construction.

Amgen Inc., et. al. v. Ariad Pharmaceuticals, Inc. (“Ariad”)

On March 27, 2007, the United States District Court for the District of Delaware (the “Delaware District Court”) denied Ariad’s renewed Motion to Dismiss for Failure to Name Indispensable Parties or in the alternative to Transfer. On April 13, 2007, Amgen, Immunex, Amgen USA Inc. and Amgen Manufacturing, Limited (the “Amgen Entities”) filed an Amended Complaint for Declaratory Judgment of Invalidity and Non-infringement against Ariad and the Whitehead Institute for Biomedical Research (the “Whitehead Institute”). On April 13, 2007, Ariad, the Whitehead Institute, Massachusetts Institute of Technology (“MIT”) and The President and Fellows of Harvard College (“Harvard”) filed an Answer to Amgen’s Amended Complaint and a Counterclaim against the Amgen Entities and Wyeth for patent infringement. On April 13, 2007, Ariad, the Whitehead Institute, MIT and Harvard also filed a Complaint in the Delaware District Court against Amgen and Wyeth for patent infringement of the U.S. Patent Number 6,410,516 (the “‘516 patent”).

Other

On March 20, 2007, Amgen received a letter from Chairmen Dingell and Stupak of the House Subcommittee on Oversight & Investigation, Committee on Energy & Commerce. The letter posed questions around ESA studies, promotion of ESAs, communications with the FDA and sales to physicians. Amgen has cooperated fully and submitted its response on April 18, 2007.

On April 17, 2007, a class action shareholder litigation suit was filed against Amgen Inc., Kevin W. Sharer, Willard H. Dere, Richard D. Nanula, Dennis M. Fenton, Roger M. Perlmutter, Brian M. McNamee, George J. Morrow, Edward V. Fritzky, Gilbert S. Omenn and Franklin P. Johnson, Jr., (the “Federal Defendants”) in the United States District Court for the Central District of California (the “California Central District Court”). The complaint alleges that Amgen and these officers and directors made false statements that resulted in a fraudulent scheme and course of business operated as a fraud or deceit on purchasers of Amgen publicly traded securities in that: (i) it temporarily deceived the investing public regarding Amgen’s prospects and business; (ii) it artificially inflated the prices of Amgen’s publicly traded securities; and (iii) it caused plaintiff and other members of the Class to purchase Amgen publicly traded securities at inflated prices. The complaint also makes off-label marketing allegations. Amgen was served with the complaint on April 20, 2007. A second shareholder complaint was filed against the Federal Defendants on May 1, 2007, also in the California Central District Court. The complaint alleges that, throughout the class period, Federal Defendants failed to disclose material adverse facts about the Company’s marketing of Aranesp® and EPOGEN®. Specifically, defendants failed to disclose or indicate the following: (i) that Amgen was improperly marketing Aranesp® and EPOGEN® for off-label uses; and (ii) that the defendants were aware of the negative results of studies which showed more cancer reoccurrences and an increased number of patient deaths in studies that tested Aranesp®. This suit, as well as additional related securities suits, if filed, will be consolidated into a master complaint in the California Central District Court. Also on May 1, 2007, a third shareholder complaint was filed in California Central District Court. The complaint alleges that the Federal Defendants made false statements that resulted in a fraudulent scheme and course of business operated as a fraud or deceit on purchasers of Amgen publicly traded securities in that: (i) it temporarily deceived the investing public regarding Amgen’s prospects and business; (ii) it artificially inflated the prices of Amgen’s publicly traded securities; and (iii) it caused plaintiff and other members of the Class to purchase Amgen publicly traded securities at inflated prices. The complaint also makes off-label marketing allegations. In the three shareholder complaints, plaintiffs seek class certification, compensatory damages, legal fees and other relief deemed proper.

Further on May 1, 2007, two shareholder derivative complaints were filed in Superior Court of the State of California, Ventura County and name Amgen Inc., Kevin W. Sharer, George J. Morrow, Dennis M. Fenton, Brian M. McNamee, Roger M. Perlmutter, David Baltimore, Gilbert S. Omenn, Judith C. Pelham, Frederick W. Gluck, Jerry D. Choate, J. Paul Reason, Frank J. Biondi, Jr., Leonard D. Schaeffer, Frank C. Herringer, Richard D. Nanula, Willard H. Dere, Edward V. Fritzky, Franklin P. Johnson, Jr. and Donald B. Rice as defendants (the “State Defendants”). The complaints allege that the State Defendants breached their fiduciary duties, wasted corporate assets, were unjustly enriched and violated the California Corporations Code. Plaintiffs allege that the State Defendants failed to disclose and/or misrepresented results of Aranesp® clinical studies, marketed both Aranesp® and EPOGEN® for off-label uses and that these actions or inactions as well as the Amgen market strategy caused damage to the Company resulting in several inquiries, investigations and lawsuits that are costly to defend. The complaints also allege insider trading by the State Defendants. Plaintiffs seek treble damages based on various causes of action, reformed corporate governance, equitable and/or injunctive relief, restitution, disgorgement of profits, benefits and other compensation, and legal costs.

Additionally, on May 7, 2007, a third shareholder derivative complaint was filed in the California Central District Court and named Amgen Inc., Kevin W. Sharer, George J. Morrow, Dennis M. Fenton, Brian M. McNamee, Roger M. Perlmutter, David Baltimore, Gilbert S. Omenn, Judith C. Pelham, Frederick W. Gluck, Jerry D. Choate, J. Paul Reason, Frank J. Biondi, Jr., Leonard D. Schaeffer, Frank C. Herringer, Richard D. Nanula, Edward V. Fritzky and Franklin P. Johnson, Jr. as defendants. The complaint alleges the same claims and requests the same relief as in the shareholder derivative complaints filed in the Superior Court of the State of California, Ventura County, described above.

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

The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and often involve complex legal, scientific and factual questions. To date, there has emerged no consistent policy regarding breadth of claims allowed in such companies’ patents. Third parties may challenge, invalidate or circumvent our patents and patent applications relating to our products, product candidates and technologies. In addition, our patent positions might not protect us against competitors with similar products or technologies because competing products or technologies may not infringe our patents. For certain of our product candidates, there are third parties who have patents or pending patents that they may claim prevent us from commercializing these product candidates in certain territories. Patent disputes are frequent, costly and can preclude or delay commercialization of products. We are currently, and in the future may be, involved in patent litigation. However, a patent dispute or litigation may not discourage a potential violator from bringing the product that is alleged to infringe to market and we may be subject to competition during certain periods of litigation. For example, Roche is developing a peg-EPO for which they have filed a BLA with the FDA and which Roche has stated has a PDUFA date of May 19, 2007. On November 8, 2005, we filed a lawsuit against Roche for patent infringement of six of our U.S. patents. In addition, on April 11, 2006, we filed a complaint with the U.S. International Trade Commission (“ITC”) requesting that the ITC institute an investigation of Roche’s importation of peg-EPO. This lawsuit and matter is described in “Item 1. Legal Proceedings — Roche Matters.” According to Roche’s public statements, they expect to launch the molecule in the U.S. nephrology segment in 2007, upon regulatory approval, despite our ongoing lawsuit and their acknowledgement of our U.S. erythropoietin patents. (See “— Our marketed products face substantial competition and other companies may discover, develop, acquire or commercialize products before or more successfully than we do.”) If we lose or settle current or future litigations at certain stages or entirely, we could be subject to competition and/or significant liabilities; required to enter into third-party licenses for the infringed product or technology; or required to cease using the technology or product in dispute. In addition, we cannot guarantee that such licenses will be available on terms acceptable to us, or at all.

Our success depends in part on our ability to obtain and defend patent rights and other intellectual property rights that are important to the commercialization of our products and product candidates. We have filed applications for a number of patents and have been granted patents or obtained rights relating to erythropoietin, natural and recombinant G-CSF, darbepoetin alfa, pegfilgrastim, etanercept, cinacalcet HCl, panitumumab and our other products and potential products. We market our erythropoietin, recombinant G-CSF, darbepoetin alfa, pegfilgrastim, etanercept, cinacalcet HCl and panitumumab products as EPOGEN® (Epoetin alfa), NEUPOGEN®

(Filgrastim), Aranesp® (darbepoetin alfa), Neulasta® (pegfilgrastim), Enbrel® (etanercept), Sensipar®/Mimpara® (cinacalcet HCl) and Vectibix™ (panitumumab), respectively. With respect to our material patents, we have had a number of G-CSF patent expiries in the United States. In addition, we have had one principal erythropoietin patent expiry in the EU and our principal European patent relating to G-CSF has expired.

Product		General Subject Matter	Expiration
Epoetin alfa	U.S.	— Process of making erythropoietin	8/15/2012
		— Product claims to erythropoietin	8/20/2013
		— Pharmaceutical compositions of erythropoietin	8/20/2013
		— Cells that make certain levels of erythropoietin	5/26/2015
darbepoetin alfa	Europe(1)	— Glycosylation analogs of erythropoietin proteins	10/12/2010
		— Glycosylation analogs of erythropoietin proteins	8/16/2014
Filgrastim	U.S.	— G-CSF polypeptides	12/3/2013
		— Methods of treatment using G-CSF polypeptides	12/10/2013
pegfilgrastim	U.S.	— Pegylated G-CSF	10/20/2015
	Europe(1)	— Pegylated G-CSF	2/8/2015
etanercept	U.S.	— Methods of treating TNF — dependent inflammatory response	9/5/2009
		— TNFR proteins and pharmaceutical compositions	9/5/2009
		— TNFR DNA vectors, cells and processes for making proteins	10/23/2012
panitumumab	U.S.	— Human monoclonal antibodies to epidermal growth factor receptor (“EGFr”)	5/5/2017
cinacalcet HCl	U.S.(2)	— Calcium receptor-active molecules	12/14/2016
		— Calcium receptor-active molecules	12/14/2016
		— Calcium receptor-active molecules	12/14/2016
		— Calcium receptor-active molecules	10/23/2015
	Europe(1)	— Calcium receptor-active molecules	10/23/2015

(1)	In some cases these European patents may also be entitled to supplemental protection in one or more countries in Europe and the length of any such extension will vary country by country.
(2)	An application for patent term extension has been submitted and is currently pending in the United States.

We also have been granted or obtained rights to patents in Europe relating to erythropoietin; G-CSF; pegfilgrastim (pegylated G-CSF); etanercept; two relating to darbepoetin alfa; hyperglycosylated erythropoietic proteins; and cinacalcet HCl. Our principal European patent relating to erythropoietin expired on December 12, 2004 and our principal European patent relating to G-CSF expired on August 22, 2006. We believe that as these patents have expired, other companies could receive approval for and market follow-on biologics or biosimilar products (as they are generally known in the EU) to compete with these products in the EU presenting additional competition to our products. (See “— Our marketed products face substantial competition and other companies may discover, develop, acquire or commercialize products before or more successfully than we do.”) Although we cannot predict with certainty when the first biosimilar products could appear on the market in the EU, we expect that the first biosimilar G-CSF product may be approved in the EU some time in 2007 or early 2008 and could be available shortly thereafter, and that it would compete with Neulasta® and NEUPOGEN®. While we do not market EPOGEN® in Europe as this right belongs to Johnson & Johnson (through KA), we do market Aranesp® in the EU, which competes with Johnson & Johnson’s EPREX® product, Roche’s NeoRecormon® product and others’ erythropoietin products. We expect that biosimilar erythropoietin products may be approved in the EU in 2007 and could be available in the EU shortly after approval. In the first quarter of 2007, Shire received approval in the EU for Dynepo™ (Epoetin delta), a competing erythropoietin product. In addition, Roche is developing its peg-EPO product which, upon regulatory approval, we expect they will launch in the EU nephrology segment in 2007. Although, we cannot predict whether or to what extent the entry of biosimilar products or other competing products would impact future Aranesp®, Neulasta® or NEUPOGEN® sales in the EU, biosimilar products or other products that effectively compete with our products could reduce sales which could have a material adverse affect on our results of operations.

In 2006, the EMEA developed and issued final regulatory guidelines related to the development and approval of biosimilar products. The final guidelines included clinical trial guidance for certain biosimilar products including erythropoietins and G-CSFs, which guidance recommends that applicants seeking approval of such biosimilar products conduct fairly extensive pharmacodynamic, toxicological, clinical safety studies and a pharmacovigilance program. In the United States, there currently is no legal approval pathway for follow-on biologics. A number of events would need to occur before these products could enter the market, including passage of legislation by Congress to create a new approval pathway and promulgation of associated regulations and guidance by the FDA. During this current Congressional session, several members of Congress expressed interest in the issue, a number of bills have been introduced, and the House and Senate have held hearings. It is unknown what type of regulatory framework, what legal provisions, and what timeframes for guidance development any final legislation would contain. Until such legislation is created, we cannot predict when follow-on biologics could appear in the United States.

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

Patients may also suffer adverse medical events or side effects in the course of our clinical trials that may delay or prohibit regulatory approval of our product candidates or additional indications for our currently approved products, or may render the product candidate commercially infeasible. Additionally, adverse events or results from clinical trials or studies performed by us or by others may expand safety labeling for our approved products and may negatively impact healthcare provider prescribing behavior, use of our products, regulatory or private healthcare organization medical guidelines and reimbursement of our products. (See “— Our current products and products in development cannot be sold if we do not gain or maintain regulatory approval of our products and we may be required to perform additional clinical trials or change the labeling of our products or take other potentially limiting or costly actions if we or others identify side effects after our products are on the market.”; Our sales depend on payment and reimbursement from third-party payers, and, to the extent that reimbursement for our products is reduced, this could negatively impact the utilization of our products.”; and “— Guidelines and recommendations published by various organizations can reduce the use of our products.”) For example, as a result of observing an increased frequency of cholecystitis, inflammation of the gall bladder, in patients treated with our late-stage product candidate motesanib diphosphate, we delayed our phase 3 “mega-site” trial (involving 200 or more sites) in first line non-small cell lung cancer, which was previously expected to begin in the fourth quarter of 2006, until the second half of 2007. Clinical trials must be designed based on the current standard of medical care. However in certain diseases, such as cancer, the standard of care is evolving rapidly. In these diseases, the duration of time needed to complete certain clinical trials may result in the design of such clinical trials being based on an out of date standard of medical care, limiting the utility and application of such trials. Of course, even if we successfully manage our clinical trials, we may not obtain favorable clinical trial results and may not be able to obtain regulatory approval on this basis.

We have substantially expanded our R&D capabilities to manage and execute increasingly larger and more complex clinical trials and to build the capacity to advance more compounds into and through the clinic. In the near term, we expect to see further growth in R&D expense in 2007, but not to the same extent experienced in 2006. For example, the nine “mega-site” trials which we began in 2006 will continue to require significant time, resources and expense to execute. However, as a result of recent regulatory and reimbursement challenges related to Aranesp® and EPOGEN®, we have been and will continue to assess the optimal level of our R&D investment. For example, we recently announced that after discussions with the FDA we have decided not to file for approval of motesanib diphosphate in refractory thyroid cancer until there is more clarity on what a regulatory filing package would constitute for that indication. To the extent future sales of Aranesp® and EPOGEN® are negatively impacted as a result of these recent events, we may defer or possibly cancel previously planned clinical trials in order to adjust our R&D investment plans. Such actions could delay obtaining approval or reduce the number of indications and market potential of our product candidates. In order to increase the number of patients available for enrollment for our clinical trials, we have and will continue to open clinical sites and enroll patients in a number of new geographic locations where our experience conducting clinical trials is more limited, including Russia, China, India and some Central and South American countries utilizing third-party contract clinical trial providers. Conducting clinical trials in locations where we have limited experience requires substantial time and resources to identify and understand the unique regulatory environments of individual countries. If we fail to adequately manage our increasingly larger, more complex and regulatory diverse clinical trials, our clinical trials and corresponding regulatory approvals may be delayed or we may fail to gain approval for our product candidates altogether. If we are unable to market and sell our product candidates or are unable to obtain approvals in the timeframe needed to execute our product strategies, our business and results of operations would be materially adversely affected. Additional information on our clinical trials can be found on our website at

(http://www.amgen.com). (This website address is not intended to function as a hyperlink, and the information contained on our website is not intended to be a part of this filing.)

Our current products and products in development cannot be sold if we do not gain or maintain regulatory approval of our products and we may be required to perform additional clinical trials or change the labeling of our products or take other potentially limiting or costly actions if we or others identify side effects after our products are on the market.

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

In our experience, obtaining regulatory approval is costly and takes many years, and after it is obtained, remains costly to maintain. With the occurrence of a number of high profile safety events with certain pharmaceutical products such as Vioxx® and Bextra®, regulatory authorities, members of Congress, the Government Accountability Office (“GAO”), private health/science foundations and organizations, medical professionals, including physicians and investigators, and the general public are increasingly concerned about potential or perceived safety issues associated with pharmaceutical and biological products, whether under study for initial approval or already marketed. As a result, safety signals from clinical trials or other sources are receiving greater scrutiny which may lead to fewer treatments being approved by the FDA or other regulatory bodies, termination of clinical trials before completion or longer or additional clinical trials that may result in substantial additional expense. (See “— Before we commercialize and sell any of our product candidates, we must conduct clinical trials in humans; if we fail to adequately manage these trials we may not be able to sell future products and our sales could be adversely affected.”)

Adverse events or results from clinical trials or studies performed by us or by others or from the marketed use of our drugs may expand safety labeling for our approved products and may negatively impact healthcare provider prescribing behavior, use of our products, regulatory or private health organization medical guidelines and reimbursement for our products. (See “— Guidelines and recommendations published by various organizations can reduce the use of our products.” and “Our sales depend on payment and reimbursement from third-party payers, and, to the extent that reimbursement for our products is reduced, this could negatively impact the utilization of our products.”) For example on March 9, 2007, based upon data from our AoC 103 Study, Johnson & Johnson’s Correction of Hemoglobin and Outcomes In Renal Insufficiency (“CHOIR”) study, and preliminary data from the third-party investigator Danish Head and Neck Cancer (DAHANCA) 10 Study, among others, the FDA approved updated safety information, including a boxed warning, in the prescribing information for the class of ESAs, including Aranesp® and EPOGEN®. The new boxed warning notes that ESAs, when administered to target a hemoglobin of greater than 12 g/dL: i) increased the risk for death and serious cardiovascular events; ii) shortened time to tumor progression in patients with advanced head and neck cancer receiving radiation therapy; and iii) shortened overall survival and increased deaths attributed to disease progression at four months in patients with metastatic breast cancer receiving chemotherapy. Physicians were advised in the boxed warning to use the lowest dose of ESAs that will gradually increase the hemoglobin concentration to the lowest level sufficient to avoid the need for red blood cell transfusions, and not to exceed 12 g/dL. The EMEA has also reported that it is reviewing the safety of ESAs, made by us, Johnson & Johnson, Shire and Roche. Further, the FDA has invited us to participate at the May 10, 2007, meeting of the ODAC. It is our understanding that the ODAC will review progress made by us and others in delineating the effects of ESAs on survival and tumor progression in cancer patients. We are uncertain as to what will result from the ODAC meeting and cannot predict what, if any impact, the meeting may have on our business. In addition, we recently announced that we had discontinued Vectibix™ treatment in our PACCE trial, a non-registration-enabling trial evaluating the addition of Vectibix™ to standard chemotherapy and Avastin® (bevacizumab) for the treatment of first-line metastatic colorectal cancer. The PACCE trial investigated a treatment regimen that used dual biologics combined with oxaliplatin- or irinotecan-based chemotherapy. The decision to discontinue Vectibix™ treatment in the trial was based on a preliminary review of data from a pre-planned interim efficacy analysis, which revealed a statistically significant difference in progression-free survival in favor of the control arm. An unplanned analysis of overall survival also demonstrated a statistically significant difference favoring the control arm. We had previously informed investigators and regulatory authorities about safety information from a planned interim safety analysis of the PACCE trial, which showed an increased incidence of grade 3 severe events of diarrhea, dehydration and infections in the Vectibix™-treated patients and additionally an increased incidence of pulmonary embolism was observed in patients who received Vectibix™ compared with those who did not. We are in discussions with the FDA with respect to the Vectibix™ label and expect that we will add the data from the PACCE trial to the label. The language is still in development, discussions with the FDA are on-going and any label change is subject to FDA approval. Further, we continue to be in discussions with EMEA and the CHMP with respect to the approval of Vectibix™ in the EU to treat patients with metastatic colorectal cancer whose disease has progressed on or following all standard chemotherapy regimens. In the event that Amgen should not obtain an initial positive CHMP opinion, we can request re-examination of the CHMP opinion as part of the EU regulatory process.

Substantially all of our marketed products are currently approved in the United States and most are approved in Europe and in other foreign countries for specific uses. However, later discovery of unknown problems with our products could result in restrictions on the sale or use of such products, including potential withdrawal of the product from the market. If new medical data suggests an unacceptable safety risk or previously unidentified side-effects, we may voluntarily withdraw, or regulatory authorities may mandate the withdrawal of, such product from the market for some period or permanently. For example, we previously initiated a voluntary recall of the Neulasta® SureClick™ pre-filled pen in Europe because of the potential risk to patients of receiving an incomplete dose and we have previously conducted a voluntary wholesaler recall of a limited number of lots of ENBREL as a result of a small number of reports of missing, detached or loose rubber caps on the needle-less syringe filled with diluent liquid by a third-party contract manufacturer and packaged with the vials of ENBREL. Although there have been no observable adverse event trends associated with the Neulasta® SureClick™ pre-filled pen or with the reports of missing, detached or loose rubber caps with the needle-less syringe packaged with the ENBREL vials, we may experience the same or other problems in the future resulting in broader product recalls or adverse event trends. Further, regulatory agencies could change existing, or promulgate new, regulations at any time which may affect our ability to obtain or maintain approval of our existing or future products or require significant additional costs to obtain or maintain such approvals.

If we or others identify side effects or other safety concerns before or after any of our products are on the market, or if manufacturing problems occur, regulatory approval may be withdrawn, reformulation of our products may be required or other risk management activities may be imposed by regulators, additional clinical trials may be required, changes in labeling of our products and changes to or re-approvals of our manufacturing facilities may be required, any of which could have a material adverse effect on sales of the affected products and on our business and results of operations. Regulatory agencies such as the FDA could require us to engage in risk management activities which could modify or restrict our existing promotional activities, restrict or encumber the ability of healthcare providers to prescribe, dispense or use our products or limit patient access to our products. Certain specific labeling or label changes may be necessary for a number of reasons, including: the identification of actual or theoretical safety or efficacy concerns by regulatory agencies or the discovery of significant problems with a similar product that implicates an entire class of products or subsequent concerns about the sufficiency of the data or studies underlying the label. Before any of our products are approved for commercial use, regulatory bodies could decide that the product label include certain warning language as part of an evolving label change to a particular class of products. For example, the Vectibix™ prescribing information includes a boxed warning from the FDA on dermatologic toxicities and severe infusion reactions as part of an evolving FDA labeling to the anti-EGFr class. In addition, after any of our products are approved for commercial use, we or regulatory bodies could decide, and have in the past decided, that changes to our product labeling are required. For example, the FDA has instituted a class label change for the three ESAs marketed in the United States to add information about pure red cell aplasia (“PRCA”) to the adverse event profile section and for the boxed warning in the prescribing information of the label described above.

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

In addition, if regulatory authorities determine that we or our licensor or partner conducting R&D activities on our behalf have not complied with regulations in the R&D of a product candidate, new indication or information to support a current indication, then they may not approve the product candidate and we will not be able to market and sell it. If we were unable to market and sell our products or product candidates, our business and results of operations would be materially and adversely affected.

Our sales depend on payment and reimbursement from third-party payers, and, to the extent that reimbursement for our products is reduced, this could negatively impact the utilization of our products.

Sales of all of our principal products are dependent, in part, on the availability and extent of reimbursement from third-party payers, including governments and private insurance plans. Generally, in Europe and other countries outside the United States, the government sponsored healthcare system is the primary payer of healthcare costs of patients. Governments may regulate access to, prices or reimbursement levels of our products to control costs or to affect levels of use of our products. Worldwide use of our products may be affected by these cost containment pressures and cost shifting from governments and private insurers to healthcare providers in response to ongoing initiatives to reduce healthcare expenditures. Further, adverse events or results from clinical trials or studies performed by us or by others or from the marketed use of our drugs may expand safety labeling for our approved products and may negatively impact worldwide reimbursement for our products. (See also “— Our current products and products in development cannot be sold if we do not gain or maintain regulatory approval of our products and we may be required to perform additional clinical trials or change the labeling of our products or take other potentially limiting or costly actions if we or others identify side effects after our products are on the market.” and “— Guidelines and recommendations published by various organizations can reduce the use of our products.”)

Most patients receiving Aranesp®, Neulasta® and NEUPOGEN® for approved indications are covered by both government and private payer healthcare programs. Government healthcare programs are governed by the MMA, which was enacted into law in December 2003 and became effective January 1, 2005. Since January 1, 2005, in the physician clinic setting and since January 1, 2006, in the hospital outpatient setting, Aranesp®, Neulasta® and NEUPOGEN® have been reimbursed under a Medicare Part B payment methodology that reimburses each product at 106% of its ASP (sometimes referred to as “ASP+6%”). ASP is calculated by the manufacturer based on a statutorily defined formula and submitted to CMS. A product’s ASP is calculated on a quarterly basis and therefore may change each quarter. The ASP in effect for a given quarter (the “Current Period”) is based upon certain historical sales and sales incentive data covering a statutorily defined period of time preceding the Current Period. For example, the ASP for Aranesp® that will be in effect for the third quarter of 2007 will be based in part on certain historical sales and sales incentive data for Aranesp® from April 1, 2006 through March 30, 2007. CMS publishes the ASPs for products in advance of the quarter in which they go into effect. Any changes to the ASP calculation could adversely affect the Medicare reimbursement for our products administered in the physician office and the hospital outpatient setting. Prior to January 1, 2006, Medicare’s hospital OPPS, which determines payment rates for specified covered outpatient drugs and biologics in the hospital outpatient setting, utilized the AWP as the basis of Medicare Part B payment for covered outpatient drugs and biologics administered in the hospital outpatient setting. From 2003 to 2005, CMS applied an “equitable adjustment” such that the Aranesp® reimbursement rate was based on the AWP of PROCRIT®, Johnson & Johnson’s recombinant human erythropoietin product marketed in the United States, using a dose conversion ratio. In 2006 and 2007, CMS did not apply an “equitable adjustment” to tie the reimbursement rate for Aranesp® to PROCRIT®. However, CMS has maintained that it reserves the right to apply an “equitable adjustment” to the payment rate for Aranesp® in future years.

In the United States, dialysis providers are primarily reimbursed for EPOGEN® by the federal government through the ESRD Program of Medicare. The ESRD Program reimburses approved providers for 80% of allowed dialysis costs; the remainder is paid by other sources, including patients, state Medicaid programs, private insurance, and to a lesser extent, state kidney patient programs. The ESRD Program reimbursement rate is established by federal law and is monitored and implemented by CMS. Effective January 1, 2006, the payment mechanism for separately reimbursed dialysis drugs in both free-standing and hospital-based dialysis centers, including EPOGEN® and Aranesp®, is reimbursed by Medicare at ASP+6% using the same payment amounts used in the physician clinic setting. Since April 1, 2006, the ESRD Program reimbursement has been subject to a revised HMA-PM, a Medicare payment review mechanism used by CMS to audit EPOGEN® and Aranesp® (when used in dialysis) utilization and appropriate hematocrit outcomes of dialysis patients. This policy, EMP, was further revised effective October 1, 2006. The revised EMP provides that if a patient’s hemoglobin is greater than 13 grams per deciliter, providers are instructed to reduce the patient’s EPOGEN® and Aranesp® dose and report this reduction on claims using a coding modifier. If the provider does not reduce the patient’s EPOGEN® and Aranesp® dose and the provider does not submit medical documentation to support maintaining a patient’s hemoglobin above 13 grams per deciliter, reimbursement will be reduced to the level it would have been had the provider reduced dosage by twenty-five percent.

Changes resulting from the MMA, which beginning in 2005 lowered reimbursement for our products, could negatively affect product sales of some of our marketed products. However, we believe that our product sales for 2005 and 2006 were not significantly impacted by the reimbursement changes resulting from the MMA. While we cannot accurately predict the impact of any such changes on how, or under what circumstances, healthcare providers will prescribe or administer our products and we cannot estimate the full impact of the MMA on our business, we believe that it is not likely to be significant to our business in 2007. However, additional provisions of the MMA and other regulations affecting reimbursement that have gone or may go into effect could affect our product sales and related sales growth in the future. For example, the MMA required a demonstration project of a bundled payment system for dialysis, including separately billable drugs and EPOGEN®. The demonstration project was scheduled to start in January 2006, but has been delayed with no announced start date. Bundling initiatives that have been implemented in other healthcare settings have resulted in lower utilization of services that had not previously been a part of the bundled payment. Because CMS is continuing to study bundled payments in the ESRD setting, we cannot predict what impact a bundled payments system would have on sales of EPOGEN® or Aranesp® used in the treatment of persons receiving outpatient dialysis services. In addition, in the Medicare Physician Fee Schedule Proposed Rule for 2007, CMS invited comment on the need for future guidance concerning the methodology for calculating the ASP of drugs sold under market-based pricing arrangements, including “bundled arrangements,” described by CMS as, for example, when a purchaser’s price for one or more drugs is contingent upon the purchase of other drugs or items. In the Medicare Physician Fee Schedule Final Rule for 2007, CMS chose not to establish a specific methodology that manufacturers must use for the treatment of bundled price concessions for the purposes of the ASP calculation at this time. However, CMS stated that it may provide more specific guidance in the future through rulemaking, program instruction or other guidance. Further, on December 29, 2006, the MedPAC released its second Congressionally-mandated report on the impact of changes in Medicare payments for Part B Drugs specifically recommending that the Secretary of the Department of Health and Human Services clarify ASP reporting requirements “to ensure that ASP calculations allocate discounts to reflect the transaction price for each drug.” Under the ASP system, the Company allocates its discounts based on the prices paid for individual drugs, according to the terms of its contracts with physicians and other purchasers, and we believe that the resulting ASPs reflect the transaction prices for individual drugs. As it is premature to speculate on how CMS and other government organizations may react to the MedPAC’s recommendations, we cannot predict the potential impact the report may have on our business.

In addition to private payers, since January 1, 2006, ENBREL and Sensipar® have been eligible for coverage from the U.S. government under Medicare Part D. Although both ENBREL and Sensipar® have received broad formulary placement in 2006 and 2007, Part D formulary placements are made by individual Part D plan sponsors with oversight by CMS and are subject to revision in the future.

Other initiatives reviewing the coverage or reimbursement of our products, including those related to safety, could result in less extensive coverage or lower reimbursement and could negatively affect sales of some of our marketed products. For example, on March 14, 2007, shortly after the label changes for all ESAs, CMS announced that the agency had begun reviewing all Medicare policies related to the administration of ESAs in non-renal disease applications as part of a NCA, which is generally CMS’ first step toward developing a NCD. Generally, a NCD is a national policy statement granting, limiting or excluding Medicare coverage or reimbursement for a specific medical item or service. During the initial comment period which ended on April 13, 2007, we submitted comments to CMS which included a detailed and thorough review of the available clinical data, noted a series of important considerations and made a number of specific recommendations for the agency to consider in developing a NCD. CMS is required to issue a proposed NCD by September 14, 2007, but could propose a NCD at any time prior to that deadline. Given the uncertainty of what recommendations a final NCD would consist of, we cannot predict what impact a NCD would have on our business. Following CMS’ announcement that it had begun reviewing all Medicare policies related to the administration of ESAs in non-renal disease applications on March 14, 2007, CMS also stated that the agency is currently reviewing the EMP for patients with ESRD who are dialyzed in renal facilities although they have not yet announced further changes to the EMP. The FDA may also schedule a meeting of the Cardio Renal Advisory Committee to review the use of ESAs in the renal setting although no public announcement has been made. As a result of the revisions and current review of the EMP, we cannot predict the potential full impact any revisions to the EMP may have on our business. However, changes reducing reimbursement coverage could negatively affect product sales of our ESA products.

Further, the DRA of 2005 included provisions, which are phased in over time, regarding state collection and submission of data for the purpose of collecting Medicaid drug rebates from manufacturers for physician-administered drugs. We expect that state compliance with elements of these provisions that become effective in 2007 will increase the level of Medicaid rebates paid by us. We are currently in the process of further evaluating the impact of the DRA and are uncertain as to the potential full impact on our business. Related to this issue, CMS issued a proposed Medicaid rule on December 18, 2006 that covered a broad range of topics concerning the calculation and use of AMP and best price as well as a proposed definition for bundled sales under the Medicaid program. We submitted a comment to CMS on the proposed rule which the DRA specifies that CMS issue a final rule no later than July 1, 2007. While we cannot predict the impact of the final rule prior to its issuance, changes reducing reimbursement could negatively affect our business.

If, and when, reimbursement rates or availability for our marketed products changes adversely or if we fail to obtain adequate reimbursement for our current or future products, healthcare providers may limit how much or under what circumstances they will prescribe or administer them, which could reduce the use of our products or cause us to reduce the price of our products. This could result in lower product sales, which could have a material adverse effect on us and our results of operations. For example, the use of EPOGEN® in the United States in connection with treatment for end stage renal disease is funded primarily by the U.S. federal government. In early 1997, CMS, formerly known as Healthcare Financing Administration (“HCFA”), instituted a reimbursement change for EPOGEN®, which materially and adversely affected our EPOGEN® sales until the policies were revised and in 2007, following the update to the ESA labels, nearly all Medicare contractors dropped reimbursement for Aranesp® for anemia of cancer. (See “— Guidelines and recommendations published by various organizations can reduce the use of our products.”) Also, we believe the increasing emphasis on cost-containment initiatives in the United States, Europe and other countries has and will continue to put pressure on the price and usage of our products, which may adversely impact product sales. Further, when a new therapeutic product is approved, the governmental and/or private coverage and reimbursement for that product is uncertain and a failure to demonstrate clear economic value associated with the use of a new therapeutic product as compared to existing therapeutic products or practices may result in inadequate or no reimbursement. We cannot predict the availability or amount of reimbursement for our approved products or product candidates, including those at a late stage of development, and current reimbursement policies for marketed products may change at any time. Sales of all our products are and will be affected by government and private payer reimbursement policies. Reduction in reimbursement for our products could have a material adverse effect on our product sales and results of operations.

Guidelines and recommendations published by various organizations can reduce the use of our products.

Government agencies promulgate regulations and guidelines directly applicable to us and to our products. However, professional societies, practice management groups, insurance carriers, physicians, private health/science foundations and organizations involved in various diseases from time to time may also publish guidelines or recommendations to healthcare providers, administrators and payers, and patient communities. Recommendations of government agencies or these other groups/organizations may relate to such matters as usage, dosage, route of administration and use of related therapies and reimbursement of our products by government and private payers. (See “— Our sales depend on payment and reimbursement from third-party payers, and, to the extent that reimbursement for our products is reduced, this could negatively impact the utilization of our products.”) Organizations like these have in the past made recommendations about our products. Recommendations or guidelines that are followed by patients and healthcare providers could result in decreased use and/or dosage of our products. Some examples of agency and organizational guidelines include:

•

On April 12, 2007 the NKF distributed to the nephrology community the draft of the KDOQI Clinical Practice Guideline and Clinical Practice Recommendations for Anemia Management in Chronic Kidney Disease. The draft guideline was open for comments from the community until April 30, 2007 prior to being finalized and published. The NKF’s Anemia Working Group initiated a review of the existing guidelines following recent clinical developments, such as the publication of the results of the CHOIR and other trials. In the proposed guideline, the group recommends what factors should be considered in selecting a Hb target and states that the selected Hb target should generally be in the range 11.0 to 12.0 g/dL. Like others in the nephrology community, we are currently reviewing the new guideline and cannot predict what impact the revised guideline will have on our business but anticipate that CMS will likely consider the KDOQI guidelines as it undertakes its review of the EMP.

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

•

On February 2, 2007, following the reported results from our AoC 103 Study, the USP DI Drug Reference Guides removed Aranesp® for use in the treatment of AoC. Thereafter, nearly all Medicare contractors stopped reimbursing for Aranesp® use in AoC patients.

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

We intend to continue an aggressive research and development program. Successful product development in the biotechnology industry is highly uncertain, and very few R&D projects produce a commercial product. Product candidates or new indications for existing products (collectively, “product candidates”) that appear promising in the early phases of development, such as in early human clinical trials, may fail to reach the market for a number of reasons, such as:

•	the product candidate did not demonstrate acceptable clinical trial results even though it demonstrated positive preclinical trial results

•	the product candidate was not effective or more effective than currently available therapies in treating a specified condition or illness

•	the product candidate had harmful side effects in humans or animals

•	the necessary regulatory bodies, such as the FDA, did not approve our product candidate for an intended use

•	the product candidate was not economical for us to manufacture and commercialize

•	other parties have or may have proprietary rights to our product candidate, such as patent rights, and will not let us sell it on reasonable terms, or at all

•	the product candidate is not cost effective in light of existing therapeutics

•	we and certain of our licensors or partners may fail to effectively conduct clinical development or clinical manufacturing activities

•	the regulatory pathway to approval for product candidates is uncertain or not well-defined

We recently announced that after discussions with the FDA we have decided not to file for approval of motesanib diphosphate in refractory thyroid cancer until there is more clarity on what would constitute an appropriate regulatory filing package for that indication.

Further, several of our product candidates have failed or been discontinued at various stages in the product development process, including, but not limited to, Brain Derived Neurotrophic Factor (“BDNF”), Megakaryocyte Growth and Development Factor (“MGDF”) and Glial Cell Lined-Derived Neurotrophic Factor (“GDNF”). For example, in 1997, we announced the failure of BDNF for the treatment of amyotrophic lateral sclerosis, or Lou Gehrig’s Disease, because the product candidate, when administered by injection, did not produce acceptable clinical results for a specific use after a phase 3 trial, even though BDNF had progressed successfully through preclinical and earlier clinical trials. In addition, in 1998, we discontinued development of MGDF, a novel platelet growth factor, at the phase 3 trial stage after several people in platelet donation trials developed low platelet counts and neutralizing antibodies. Also, in June 2004, we announced that the phase 2 study of GDNF for the treatment of advanced Parkinson’s disease did not meet the primary study endpoint upon completion of nine months of the double-blind treatment phase of the study even though a small phase 1 pilot investigator-initiated open-label study over a three year period appeared to result in improvements for advanced Parkinson’s disease patients. Subsequently, in the fall of 2004 we discontinued clinical development of GDNF in patients with advanced Parkinson’s disease after several patients in the phase 2 study developed neutralizing antibodies and new preclinical data showed that GDNF caused irreversible damage to the area of the brain critical to movement control and coordination. On February 11, 2005, we confirmed our previous decision to halt clinical trials and, as a part of that decision and based on thorough scientific review, we also concluded that we will not provide GDNF to the 48 patients who participated in clinical trials that were terminated in the fall of 2004. Of course, there may be other factors that prevent us from marketing a product. We cannot guarantee we will be able to produce or manufacture commercially successful products. (See “—Difficulties, disruptions or delays in manufacturing or failure to comply with manufacturing regulations may limit supply of our products and limit our product sales.”; “— Our current products and products in development cannot be sold if we do not gain or maintain regulatory approval of our products and we may be required to perform additional clinical trials or change the labeling of our products or take other potentially limiting or costly actions if we or others identify side effects after our products are on the market.”; and “— Before we commercialize and sell any of our product candidates, we must conduct clinical trials in humans; if we fail to adequately manage these trials we may not be able to sell future products and our sales could be adversely affected.”)

Our business may be impacted by government investigations or litigation.

We and certain of our subsidiaries are involved in legal proceedings relating to various patent matters, government investigations, our business operations, government requests for information and other legal proceedings that arise from time to time in the ordinary course of our business. Matters required to be disclosed by us are set forth in “Item 1. Legal Proceedings” and are updated as required in subsequently filed Form 10-Qs. Litigation is inherently unpredictable, and the outcome can result in excessive verdicts and/or injunctive relief that affects how we operate our business. Consequently, it is possible that we could, in the future, incur judgments or enter into settlements of claims for monetary damages or change the way we operate our business, which could have a material adverse effect on our results of operations (in the case of monetary damages, in the period in which such damages are incurred).

The federal government, state governments and private payers are investigating, and many have filed actions against numerous pharmaceutical and biotechnology companies, including Amgen and Immunex, now a wholly owned subsidiary of ours, alleging that the reporting of prices for pharmaceutical products has resulted in false and overstated AWP, which in turn is alleged to have improperly inflated the reimbursement paid by Medicare beneficiaries, insurers, state Medicaid programs, medical plans and other payers to healthcare providers who prescribed and administered those products. A number of these actions have been brought against us and/or Immunex. Additionally, a number of states have pending investigations regarding our Medicaid drug pricing practices and the U.S. Departments of Justice and Health and Human Services have requested that Immunex produce documents relating to pricing issues. Further, certain state government entity plaintiffs in some of these AWP cases are also alleging that companies, including ours, were not reporting their “best price” to the states under the Medicaid program. These cases and investigations are described in “Item 1. Legal Proceedings — Average Wholesale Price Litigation” and are updated as required in subsequent Form 10-Qs. Other states and agencies could initiate investigations of our pricing practices. A decision adverse to our interests on these actions and/or investigations could result in substantial economic damages and could have a material adverse effect on our results of operations in the period in which such liabilities are incurred.

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

Certain raw materials necessary for commercial manufacturing and formulation of our products are provided by single-source unaffiliated third-party suppliers. Also, certain medical devices and components necessary for formulation, fill and finish of our products are provided by single-source unaffiliated third-party suppliers. Certain of these raw materials, medical devices and components are the proprietary products of these unaffiliated third-party suppliers and, in some cases, such proprietary products are specifically cited in our drug application with the FDA so that they must be obtained from that specific sole source and could not be obtained from another supplier unless and until the FDA approved that other supplier. We would be unable to obtain these raw materials, medical devices or components for an indeterminate period of time if these third-party single-source suppliers were to cease or interrupt production or otherwise fail to supply these materials or products to us for any reason, including:

•	regulatory requirements or action by the FDA or others

•	adverse financial developments at or affecting the supplier

•	unexpected demand for or shortage of raw materials, medical devices or components

•	labor disputes or shortages, including the effects of an avian or pandemic flu outbreak, or otherwise

•	failure to comply with our quality standards which results in quality failures, product contamination and/or recall

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

We currently manufacture and market all our principal products, and we plan to manufacture and market many of our potential products. Manufacturing biologic human therapeutic products is difficult, complex and highly regulated. (See “— Our current products and products in development cannot be sold if we do not gain or maintain regulatory approval of our products and we may be required to perform additional clinical trials or change the labeling of our products or take other potentially limiting or costly actions if we or others identify side effects after our products are on the market.”) We currently manufacture our products and product candidates at our manufacturing facilities located in Thousand Oaks and Fremont, California, Boulder and Longmont, Colorado, West Greenwich, Rhode Island and Juncos, Puerto Rico. (See “— We formulate, fill and finish substantially all our products at our Puerto Rico manufacturing facility; if significant natural disasters or production failures occur at this facility, we may not be able to supply these products.”) Additionally, we currently use third-party contract manufacturers to produce or assist in the production of ENBREL and Sensipar®/Mimpara® and in the formulation, fill and finish of Vectibix™ and plan to use contract manufacturers to produce a number of our late-stage product candidates. (See “— We are dependent on third parties for a significant portion of our bulk supply and the formulation, fill and finish of ENBREL.”) Our ability to adequately and timely manufacture and supply our products is dependent on the uninterrupted and efficient operation of our facilities which is impacted by many manufacturing variables including:

•	availability or contamination of raw materials and components used in the manufacturing process, particularly those for which we have no other source or supplier

•	facility capacity of our facilities or those of our contract manufacturers

•	facility contamination by microorganisms or viruses

•	labor disputes or shortages, including the effects of an avian or pandemic flu outbreak, or otherwise

•	compliance with regulatory requirements

•	changes in forecasts of future demand

•	timing and actual number of production runs

•	production success rates and bulk drug yields

•	timing and outcome of product quality testing

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

We manufacture and contract manufacture, price, sell, distribute and market or co-market our products for their approved indications. These activities are subject to extensive regulation by numerous state and federal governmental authorities in the United States, such as the FDA and CMS, as well as in foreign countries, including European countries, Canada, Australia and Japan. Although we have obtained regulatory approval for our marketed products, these products and our manufacturing processes and those of our third-party contract manufacturers must undergo a potentially lengthy FDA or other regulatory approval process and are subject to continued review by the FDA and other regulatory authorities. It can take longer than five years to build and license a new manufacturing plant and it can take longer than three years to qualify a new contract manufacturer. In order to maintain adequate supply to keep up with growing demand for our products, mitigate risks associated with the vast majority of our formulation, fill and finish operations located in Puerto Rico, and to adequately prepare to launch a number of our late-stage product candidates, we must successfully implement a number of manufacturing projects on schedule, operate our facilities at nearly full production capacity over the next few years, expand our use of third-party contract manufacturers, build inventory of our bulk and finished products and maintain a state of regulatory compliance. Key manufacturing projects include: 1) construction, qualification and licensure of new formulation, fill and finish facilities at our Puerto Rico site; 2) expansion of existing bulk protein facilities at our Puerto Rico site including the licensure of our Puerto Rico plant for production of darbepoetin bulk drug substance and increased production of pegfilgrastim and Filgrastim bulk drug substance; 3) construction, qualification and licensure of our new process bulk and formulation, fill and finish plant in Ireland.

If regulatory authorities determine that we or our third-party contract manufacturers or third-party service providers have violated regulations or if they restrict, suspend or revoke our prior approvals, they could prohibit us from manufacturing our products or conducting clinical trials or selling our marketed products until we or our third-party contract manufacturers or third-party service providers comply, or indefinitely. Because our third-party contract manufacturers and third-party service providers are subject to FDA and foreign regulatory authorities, alternative qualified third-party contract manufacturers and service providers may not be available on a timely basis or at all. For example, we are dependent upon a single FDA approved third-party contract manufacturer for the formulation, fill and finish of Vectibix™. If we or our third-party contract manufacturers and third-party service providers cease or interrupt production or if our third-party contract manufacturers and third-party service providers fail to supply materials, products or services to us for any reason, we may experience delayed shipments, supply constraints, stock-outs and/or recalls of our products. If we are unable to manufacture, market and sell our products, our business and results of operations would be materially and adversely affected.

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

We currently perform all of the formulation, fill and finish for EPOGEN®, Aranesp®, Neulasta® and NEUPOGEN® and some formulation, fill and finish operations for ENBREL at our manufacturing facility in Juncos, Puerto Rico. Our global supply of these products is significantly dependent on the uninterrupted and efficient operation of this facility. Additionally, to keep up with the growing demand for our products, we are operating this facility at nearly full production capacity. A number of factors could adversely affect our formulation, fill and finish operations, including:

•	power failures

•	breakdown, failure or substandard performance of equipment

•	improper installation or operation of equipment

•	labor disputes or shortages, including the effects of an avian or pandemic flu outbreak, or otherwise

•	inability of third-party suppliers to provide raw materials and components

•	natural or other disasters, including hurricanes

•	failures to comply with regulatory requirements, including those of the FDA

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

We operate in a highly competitive environment. Our products compete with other products or treatments for diseases for which our products may be indicated. For example, ENBREL competes in certain circumstances with products marketed by Johnson & Johnson, Abbott, Biogen, Genentech, Bristol-Meyers Squibb, Novartis and Sanofi-Aventis, as well as the generic drug methotrexate, and may face competition from other potential therapies being developed. While ENBREL continues to maintain a leading position in both rheumatology and dermatology, it has experienced and continues to experience share loss to competitors. Additionally, Aranesp® competes with products marketed by Johnson & Johnson in the United States and the EU and with products marketed by Roche in the EU. Also, Aranesp® faces competition in the EU from Dynepo™, a competing erythropoietin product marketed by Shire and may face competition from Roche’s peg-EPO, which may receive approval in the EU and be launched later this year. Aranesp® and EPOGEN® may also face competition in the U.S. from Roche’s peg-EPO for which they have filed a BLA with the FDA and which Roche has stated has a PDUFA date of May 19, 2007. According to Roche’s public statements, they expect to launch the molecule in the U.S. nephrology segment in 2007, upon regulatory approval, despite our ongoing lawsuit and their acknowledgement of our U.S. erythropoietin patents. (See “— If our intellectual property positions are challenged, invalidated, circumvented or expire, or if we fail to prevail in present and future intellectual property litigation, our business could be adversely affected.”) In addition, Astellas/FibroGen are co-developing an erythropoietic small molecule and Affymax is developing an erythropoietin mimetic for the treatment of anemia. Vectibix™, our recently launched oncology therapeutic in the U.S. to treat patients with metastatic colorectal cancer, competes with Imclone’s Erbitux®. Further, if our currently marketed products are approved for new uses, or if we sell new products, or our competitors get new or expanded indications, we may face new, additional competition that we do not face today. Further, adverse clinical developments for our current products could limit our ability to compete. (See “— Our current products and products in development cannot be sold if we do not gain or maintain regulatory approval of our products and we may be required to perform additional clinical trials or change the labeling of our products or take other potentially limiting or costly actions if we or others identify side effects after our products are on the market.”) Our products may compete against products that have lower prices, equivalent or superior performance, are easier to administer or that are otherwise competitive with our products.

Our principal European patent relating to erythropoietin expired on December 12, 2004 and our principal European patent relating to G-CSF expired on August 22, 2006. We believe that as these patents have expired, other companies could receive approval for and market biosimilar products to compete with our products in the EU, presenting additional competition to our products. Although we cannot predict with certainty when the first biosimilar products could appear on the market in the EU, we expect that the first biosimilar G-CSF product may be approved some time in 2007 or early 2008 and could be available shortly thereafter, and that it would compete with Neulasta® and NEUPOGEN®. While we do not market EPOGEN® in Europe as this right belongs to Johnson & Johnson (through KA), we do market Aranesp® in the EU, which competes with Johnson & Johnson’s EPREX® product, Roche’s NeoRecormon® product and others’ erythropoietin products. In addition, Roche is developing its peg-EPO product which, upon regulatory approval, we expect they will launch in the EU nephrology segment in 2007. We believe that biosimilar erythropoietin products may be approved in the EU in 2007 and could be available in the EU shortly after approval. We cannot predict whether or to what extent the entry of biosimilar products or other competing products would impact future Aranesp®, Neulasta® or NEUPOGEN® sales in the EU. Our inability to compete effectively could reduce sales which could have a material adverse affect on our results of operations.

In 2006, the EMEA developed and issued final regulatory guidelines related to the development and approval of biosimilar products. The final guidelines included clinical trial guidance for certain biosimilar products including erythropoietins and G-CSFs, which guidance recommends that applicants seeking approval of such biosimilar products conduct fairly extensive pharmacodynamic, toxicological, clinical safety studies and a pharmacovigilance program. In the United States, there currently is no legal approval pathway for follow-on biologics. A number of events would need to occur before these products could enter the market, including passage of legislation by Congress to create a new approval pathway and promulgation of associated regulations and guidance by the FDA. During this current Congressional session, several members of Congress expressed interest in the issue, a number of bills have been introduced, and the House and Senate have held hearings. It is unknown what type of regulatory framework, what legal provisions, and what timeframes for guidance development any final legislation would contain. Until such legislation is created, we cannot predict when follow-on biologics could appear in the United States.

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

We have had an aggressive growth plan that has included substantial and increasing investments in research and development, sales and marketing and facilities. We plan to continue to grow, however given the recent challenges around ESAs, our plan has a number of risks, some of which we cannot completely control. For example:

•	we will need to manage complexities associated with a larger and more geographically diverse organization

•	we will need to manage and execute larger, more complex and increasingly global clinical trials

•	we will need to monitor and make strategic expense management reduction decisions to effectively offset any decline in revenues

•	we will need to significantly expand our sales and marketing resources to launch late-stage product candidates

•	we will need to accurately anticipate demand for the products we manufacture and maintain adequate manufacturing capacity for both commercial and clinical supply

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

Our revenues may fluctuate and our operating results are subject to fluctuations and these fluctuations could cause financial results to be below expectations and our stock price is volatile, which could adversely affect your investment.

Our operating results may fluctuate from period to period for a number of reasons. In budgeting our operating expenses for the foreseeable future, we assume that revenues will continue to grow; however, some of our operating expenses are fixed in the short term and cannot be reduced within a short period of time to offset unplanned or unexpected reductions in revenue. Because of this, even a relatively small revenue shortfall may cause a period’s results to be below our expectations or projections. A revenue shortfall could arise from any number of factors, some of which we cannot control. For example, as our ESAs and certain other principal products are facing a number of regulatory, reimbursement and competitive challenges, our revenues and operating results and, in turn, our stock price may be subject to significant fluctuations. Additionally, our stock price, like that of other biotechnology companies, is volatile. For example, in the fifty-two weeks prior to March 31, 2007, the trading price of our common stock has ranged from a high of $76.50 per share to a low of $55.72 per share.

Our revenues, operating results and stock price may be affected by a number of factors, such as:

•	adverse developments regarding the safety or efficacy of our products

•	changes in the government’s or private payers’ reimbursement policies or prescribing guidelines for our products

•	inability to maintain regulatory approval of marketed products or manufacturing facilities

•	actual or anticipated clinical trial results of ours or other companies and organizations

•	actual or anticipated product supply constraints

•	business development or licensing activities

•	product development or other business announcements by us or our competitors

•	regulatory matters or actions

•	changes in our product pricing strategies

•	lower than expected demand for our products

•	changes in wholesaler buying patterns

•	increased competition from new or existing products

•	fluctuations in foreign currency exchange rates

•	announcements in the scientific and research community

•	intellectual property and legal matters

•	broader economic, industry and market trends unrelated to our performance

•	pronouncements and rule changes by applicable standards authorities that change the manner in which we account for certain transactions

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

The development, manufacturing, distribution, pricing, sales, marketing and reimbursement of our products, together with our general operations, is subject to extensive federal and state regulation in the United States and to extensive regulation in foreign countries. (See “— Our current products and products in development cannot be sold if we do not gain or maintain regulatory approval of our products and we may be required to perform additional clinical trials or change the labeling of our products or take other potentially limiting or costly actions if we or others identify side effects after our products are on the market.” and “— Difficulties, disruptions or delays in manufacturing or failure to comply with manufacturing regulations may limit supply of our products and limit our product sales.”) While we have developed and instituted a corporate compliance program based on what we believe to be current best practices, we cannot assure you that we, our employees, our consultants or our contractors are or will be in compliance with all potentially applicable U.S. federal and state regulations and/or laws or all potentially applicable foreign regulations and/or laws. If we fail to comply with any of these regulations and/or laws a range of actions could result, including, but not limited to, the termination of clinical trials, the failure to approve a product candidate, restrictions on our products or manufacturing processes, including withdrawal of our products from the market, significant fines, exclusion from government healthcare programs or other sanctions or litigation.

The accounting method for our convertible debt securities may be subject to change.

A convertible debt security providing for net share settlement of the conversion value and meeting specified requirements under Emerging Issues Task Force (“EITF”) Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” is accounted for by recognizing interest expense at its stated coupon rate. For purposes of computing diluted earnings per share, any shares issuable upon conversion of such a security is computed using the treasury stock method. The effect of the treasury stock method is that the shares potentially issuable upon conversion of our convertible debt securities that meet these specified requirements are not included in the calculation of our earnings per share except to the extent that the conversion value of such securities exceeds their principal amount, in which event they are treated for earnings per share purposes as us having issued the number of shares of our common stock necessary to settle the conversion.

The EITF is reviewing whether the accounting method for net share settled convertible securities should be changed. The EITF is considering a proposed method for accounting for net share settled convertible securities under which the debt and equity components of the security would be bifurcated and accounted for separately. The effect of this proposal is that the equity component would be included in the paid-in-capital section of stockholders’ equity on an issuer’s balance sheet and, accordingly, the initial carrying value of the convertible securities would be reduced. Net income for financial reporting purposes attributable to our common stockholders would be lower by recognizing accretion of the reduced carrying value of the convertible debt security to its face amount as additional interest expense. The diluted earnings per share calculation would continue to be calculated based on the treasury stock method.

We cannot predict the outcome of the EITF deliberations and whether the EITF will require that net share settled convertible securities, and their related impact on earnings per share, be accounted for under the existing method, the proposed method described above or some other method, and when any change would be implemented or whether it would be implemented retroactively or prospectively.

We also cannot predict any other changes in GAAP that may be made affecting accounting for convertible debt securities. Any change in the accounting method for convertible debt securities could have an adverse impact on our past or future reported financial results. These impacts could adversely affect the trading price of our common stock and in turn negatively impact the trading price of the notes.

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

During the three months ended March 31, 2007, we had two outstanding stock repurchase programs. The manner of purchases, the amount we spend and the number of shares repurchased will vary based on a variety of factors including the stock price and blackout periods in which we are restricted from repurchasing shares and may include private block purchases as well as market transactions. Repurchases under our stock repurchase programs reflect, in part, our confidence in the long-term value of Amgen common stock. Additionally, we believe that it is an effective way of returning cash to our stockholders. A summary of our repurchase activity for the three months ended March 31, 2007 is as follows:

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs		Maximum $ Value that May Yet Be Purchased Under the Programs (1)
January 1 - January 31	—		$—	—		$6,539,425,046
February 1 - February 28	542,073		69.39	539,100		6,502,011,624
March 1 - March 31	8,301,223		60.48	8,262,400		6,002,394,552

	8,843,296	(2)	61.02	8,801,500	(2)

(1)	In December 2006, the Board authorized us to repurchase up to $5.0 billion of common stock.
(2)	The difference between total number of shares purchased and the total number of shares purchased as part of publicly announced programs is due to shares of common stock withheld by us for the payment of taxes upon vesting of certain employees’ restricted stock.

Item 6.	EXHIBITS

(a) Reference is made to the Index to Exhibits included herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Amgen Inc.
(Registrant)

Date: May 9, 2007	By:	/s/ ROBERT A. BRADWAY
Robert A. Bradway
Executive Vice President
and Chief Financial Officer

AMGEN INC.

INDEX TO EXHIBITS

Exhibit No.	Description
3.1	Restated Certificate of Incorporation (As Restated December 6, 2005). (Filed as an exhibit to Form 10-K for the year ended December 31, 2005 on March 10, 2006 and incorporated herein by reference.)

3.2	Amended and Restated Bylaws of Amgen Inc. (As Amended and Restated February 14, 2007). (Filed as an exhibit to Form 8-K filed on February 20, 2007 and incorporated herein by reference.)

4.1	Form of stock certificate for the common stock, par value $.0001 of the Company. (Filed as an exhibit to Form 10-Q for the quarter ended March 31, 1997 on May 13, 1997 and incorporated herein by reference.)

4.2	Form of Indenture, dated January 1, 1992, between Amgen Inc. and Citibank N.A. (Filed as an exhibit to Form S-3 Registration Statement filed on December 19, 1991 and incorporated herein by reference.)

4.3	6.50% Notes Due December 1, 2007. (Filed as an exhibit to Form 8-K filed on December 5, 1997 and incorporated herein by reference.)

4.4	First Supplemental Indenture, dated February 26, 1997, between Amgen Inc. and Citibank, N.A. (Filed as an exhibit to Form 8-K on March 14, 1997 and incorporated herein by reference.)

4.5	Officer’s Certificate, dated as of January 1, 1992, as supplemented by the First Supplemental Indenture, dated as of February 26, 1997, each between Amgen Inc. and Citibank, N.A., establishing a series of securities entitled “6.50% Notes Due December 1, 2007” (Filed as an exhibit to Form 8-K filed on December 5, 1997 and incorporated herein by reference.)

4.6	8-1/8% Debentures due April 1, 2097. (Filed as an exhibit to Form 8-K filed on April 8, 1997 and incorporated herein by reference.)

4.7	Officer’s Certificate, dated as of January 1, 1992, as supplemented by the First Supplemental Indenture, dated as of February 26, 1997, each between Amgen Inc. and Citibank, N.A., establishing a series of securities entitled “8 1/8% Debentures due April 1, 2097.” (Filed as an exhibit to Form 8-K filed on April 8, 1997 and incorporated herein by reference.)

4.8	Form of Liquid Yield Option™ Note due 2032. (Filed as an exhibit to Form 8-K on March 1, 2002 and incorporated herein by reference.)

4.9	Indenture, dated as of March 1, 2002, between Amgen Inc. and LaSalle Bank National Association. (Filed as an exhibit to Form 8-K on March 1, 2002 and incorporated herein by reference.)

4.10	First Supplemental Indenture, dated March 2, 2005, between Amgen Inc. and LaSalle Bank National Association. (Filed as an exhibit to Form 8-K filed on March 4, 2005 and incorporated herein by reference.)

4.11	Indenture, dated as of August 4, 2003, between Amgen Inc. and JPMorgan Chase Bank. (Filed as an exhibit to Form S-3 Registration Statement on August 4, 2003 and incorporated herein by reference.)

4.12	Form of 4.00% Senior Note due 2009. (Filed as an exhibit to Form 8-K on November 19,

2004 and incorporated herein by reference.)

4.13	Form of 4.85% Senior Notes due 2014. (Filed as an exhibit to Form 8-K on November 19, 2004 and incorporated herein by reference.)

4.14	Officers’ Certificate, dated November 18, 2004, including forms of the 4.00% Senior Notes due 2009 and 4.85% Senior Notes due 2014. (Filed as an exhibit to Form 8-K on November 19, 2004 and incorporated herein by reference.)

4.15	Registration Rights Agreement, dated as of November 18, 2004, among Amgen Inc. and Morgan Stanley & Co. Incorporated and Merrill Lynch, Pierce, Fenner & Smith Incorporated. (Filed as an exhibit to Form 8-K on November 19, 2004 and incorporated herein by reference.)

4.16	Form of Zero Coupon Convertible Note due 2032. (Filed as an exhibit to Form 8-K on May 6, 2005 and incorporated herein by reference.)

4.17	Indenture, dated as of May 6, 2005, between Amgen Inc. and LaSalle Bank National Association. (Filed as an exhibit to Form 8-K on May 6, 2005 and incorporated herein by reference.)

4.18	Indenture, dated as of February 17, 2006 and First Supplemental Indenture, dated as of June 8, 2006, between Amgen Inc. and JPMorgan Chase Bank, N.A, as trustee (including form of 0.125% Convertible Senior Note due 2011). (Filed as exhibit to Form 10-Q for the quarter ended June 30, 2006 on August 9, 2006 and incorporated herein by reference).

4.19	Indenture, dated as of February 17, 2006 and First Supplemental Indenture, dated as of June 8, 2006 between Amgen Inc. and JPMorgan Chase Bank, N.A., as trustee (including form of 0.375% Convertible Senior Note due 2013). (Filed as exhibit to Form 10-Q for the quarter ended June 30, 2006 on August 9, 2006 and incorporated herein by reference).

4.20	Registration Rights Agreement, dated as of February 17, 2006, among Amgen Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co. Incorporated, Citigroup Global Markets Inc., JPMorgan Securities Inc., Lehman Brothers Inc., Bear, Stearns & Co. Inc., Credit Suisse Securities (USA) LLC. (Filed as an exhibit to Form 8-K on February 21, 2006 and incorporated herein by reference.)

4.21	Corporate Commercial Paper - Master Note between and among Amgen Inc., as Issuer, Cede & Co., as Nominee of The Depository Trust Company, and Citibank, N.A., as Paying Agent. (Filed as an exhibit to Form 10-Q for the quarter ended March 31, 1998 on May 13, 1998 and incorporated herein by reference.)

4.22	The instruments defining the rights of holders of the long-term debt securities of Abgenix, Inc. and its subsidiaries are omitted pursuant to section (b)(4)(iii)(A) of Item 601 of Regulation S-K. Amgen Inc. hereby agrees to furnish copies of these instruments to the Securities and Exchange Commission upon request.

10.1+	Amended and Restated 1991 Equity Incentive Plan (As Amended and Restated December 5, 2005) and Forms of Stock Option Grant Agreements and Restricted Stock Unit Agreements. (Filed as exhibits to Form 8-K on December 8, 2005 and incorporated herein by reference.)

10.2+	Amgen Inc. Director Equity Incentive Program (As Amended and Restated December 6, 2005) and Forms of Stock Option Grant Agreements and Restricted Stock Unit Agreements. (Filed as exhibits to Form 8-K on December 8, 2005 and incorporated herein by reference.)

10.3+	Amgen Inc. Amended and Restated 1997 Equity Incentive Plan (As Amended and Restated December 5, 2005) and Forms of Stock Option Grant Agreements and Restricted Stock Unit Agreements. (Filed as exhibits to Form 8-K on December 8, 2005 and incorporated herein by reference.)

10.4+	Amended and Restated 1999 Equity Incentive Plan (As Amended and Restated of December 5, 2005) and Forms of Stock Option Grant Agreements. (Filed as exhibits to Form 8-K on December 8, 2005 and incorporated herein by reference.)

10.5+	Amgen Inc. Amended and Restated 1999 Incentive Stock Plan (As Amended and

Restated April 1, 2006). (Filed as an exhibit to Form S-8 on April 3, 2006 and incorporated herein by reference.)

10.6+	Amgen Inc. Amended and Restated Employee Stock Purchase Plan. (Filed as an exhibit to Form 10-Q for the quarter ended June 30, 2000 on August 1, 2000 and incorporated herein by reference.)

10.7+	First Amendment to the Amgen Inc. Amended and Restated Employee Stock Purchase Plan (As Amended and Restated July 12, 2005). (Filed as an exhibit to Form 8-K on July 14, 2005 and incorporated herein by reference.)

10.8+	Amgen Supplemental Retirement Plan (As Amended and Restated January 1, 2005). (Filed as an exhibit to Form 8-K on October 12, 2004 and incorporated herein by reference.)

10.9+	First Amendment to the Amgen Supplemental Retirement Plan (As Amended and Restated January 1, 2005). (Filed as an exhibit to Form 8-K on October 20, 2005 and incorporated herein by reference.)

10.10+	Second Amendment to the Amgen Supplemental Retirement Plan (As Amended and Restated July 1, 2006). (Filed as an exhibit to Form 8-K on May 16, 2006 and incorporated herein by reference.)

10.11+	Third Amendment to the Amgen Supplemental Retirement Plan (As Amended and Restated January 1, 2007). (Filed as an exhibit to Form 10-K for the year ended December 31, 2006 on February 28, 2007 and incorporated herein by reference.)

10.12+	Amgen Inc. Change of Control Severance Plan. (Filed as an exhibit to Form 10-K for the year ended December 31, 1998 on March 16, 1999 and incorporated herein by reference.)

10.13+	First Amendment to Amgen Inc. Change of Control Severance Plan (As Amended May 10, 2000). (Filed as an exhibit to Form 10-Q for the quarter ended June 30, 2000 on August 1, 2000 and incorporated herein by reference.)

10.14+	Second Amendment to the Amgen Inc. Change in Control Severance Plan (As Amended October 16, 2001). (Filed as an exhibit to Form 10-Q for the quarter ended September 30, 2001 on October 26, 2001 and incorporated herein by reference.)

10.15+	Third Amendment to the Amgen Inc. Change of Control Severance Plan (As Amended January 1, 2004). (Filed as an exhibit to Form 10-K for the year ended December 31, 2004 on March 9, 2005 and incorporated herein by reference.)

10.16+	Fourth Amendment to the Amgen Inc. Change of Control Severance Plan (As Amended June 1, 2004). (Filed as an exhibit to Form 10-K for the year ended December 31, 2004 on March 9, 2005 and incorporated herein by reference.)

10.17+	Fifth Amendment to the Amgen Inc. Change of Control Severance Plan (As Amended December 6, 2004). (Filed as an exhibit to Form 8-K on December 9, 2004 and incorporated herein by reference.)

10.18+	Sixth Amendment to the Amgen Inc. Change of Control Severance Plan (As Amended May 10, 2006). (Filed as an exhibit to Form 8-K on May 16, 2006 and incorporated herein by reference.)

10.19+	Seventh Amendment to the Amgen Inc. Change of Control Severance Plan (As Amended October 4, 2006). (Filed as exhibit to Form 8-K on October 6, 2006 and incorporated herein by reference).

10.20+	Eight Amendment to the Amgen Inc. Change of Control Severance Plan (As Amended December 15, 2006). (Filed as an exhibit to Form 10-K for the year ended December 31, 2006 on February 28, 2007 and incorporated herein by reference).

10.21+	Amgen Inc. Executive Incentive Plan. (Filed as Annex G to Amendment No. 1 to Form S-4 Registration Statement on March 22, 2002 and incorporated herein by reference.)

10.22+	First Amendment to the Amgen Inc. Executive Incentive Plan (As Amended December 6, 2004). (Filed as an exhibit to Form 8-K on December 9, 2004 and incorporated herein by refersence.)

10.23+	Amgen Inc. Executive Nonqualified Retirement Plan. (Filed as an exhibit to Form 10-K for the year ended December 31, 2001 on February 26, 2002 and incorporated herein by reference.)

10.24+	Amgen Nonqualified Deferred Compensation Plan (As Amended and Restated effective January 1, 2005). (Filed as an exhibit to Form 8-K on October 12, 2004 and incorporated herein by reference.)

10.25+	First Amendment to the Amgen Nonqualified Deferred Compensation Plan (As Amended and Restated January 1, 2005). (Filed as an exhibit to Form 8-K on October 20, 2005 and incorporated herein by reference.)

10.26+	Second Amendment to the Amgen Nonqualified Deferred Compensation Plan (As Amended and Restated January 1, 2005). (Filed as an exhibit to Form 8-K on November 22, 2005 and incorporated herein by reference.)

10.27+	Third Amendment to the Amgen Nonqualified Deferred Compensation Plan (As Amended and Restated January 1, 2005). (Filed as an exhibit to Form 10-K for the year ended December 31, 2006 on February 28, 2007 and incorporated herein by reference.)

10.28+	Amended and Restated Amgen Inc. Performance Award Program (As Amended and Restated December 5, 2005). (Filed as an exhibit to Form 8-K on December 8, 2005 and incorporated herein by reference.)

10.29+	Form of Performance Unit Agreement to the Amended and Restated Amgen Inc. Performance Award Program (As Amended and Restated December 5, 2005). (Filed as an exhibit to Form 8-K on December 8, 2005 and incorporated herein by reference.)

10.30+	Amgen Inc. Amended and Restated 1987 Directors’ Stock Option Plan. (Filed as an exhibit to Form 10-K for the year ended December 31, 1996 on March 24, 1997 and incorporated herein by reference.)

10.31+	2002 Special Severance Pay Plan for Amgen Employees. (Filed as an exhibit to Form 10-Q for the quarter ended June 30, 2002 on August 13, 2002 and incorporated herein by reference.)

10.32+	Agreement, dated March 2, 2001, between Amgen Inc. and Mr. George J. Morrow. (Filed as an exhibit to Form 10-Q for the quarter ended March 31, 2001 on May 14, 2001 and incorporated herein by reference.)

10.33+	Agreement, dated March 2, 2001 between Amgen Inc. and Dr. Roger M. Perlmutter, M.D., Ph.D. (Filed as an exhibit to Form 10-Q for the quarter ended March 31, 2001 on May 14, 2001 and incorporated herein by reference.)

10.34+	Agreement, dated May 2, 2001, between Amgen Inc. and Mr. Brian McNamee. (Filed as an exhibit to Form 10-Q for the quarter ended June 30, 2001 on July 27, 2001 and incorporated herein by reference.)

10.35+	Restricted Stock Purchase Agreement, dated March 3, 2003, between Amgen Inc. and Brian M. McNamee. (Filed as an exhibit to Form 10-Q for the quarter ended June 30, 2003 on July 30, 2003 and incorporated herein by reference.)

10.36+	Agreement, dated May 14, 2001, between Amgen Inc. and Mr. Richard Nanula. (Filed as an exhibit to Form 10-Q for the quarter ended June 30, 2001 on July 27, 2001 and incorporated herein by reference.)

10.37+	Promissory Note, dated June 27, 2001, of Mr. Richard Nanula. (Filed as an exhibit to Form 10-Q for the quarter ended June 30, 2001 on July 27, 2001 and incorporated herein by reference.)

10.38+	Agreement, dated February 11, 2004, between Amgen Inc. and David J. Scott. (Filed as an exhibit to Form 10-K for the year ended December 31, 2003 on March 11, 2004 and incorporated herein by reference.)

10.39+	Restricted Stock Purchase Agreement, dated December 6, 2004, between Amgen Inc. and

Dennis M. Fenton. (Filed as an exhibit to Form 10-K for the year ended December 31, 2005 on March 10, 2006 and incorporated herein by reference.)

10.40	Product License Agreement, dated September 30, 1985, and Technology License Agreement, dated, September 30, 1985 between Amgen and Ortho Pharmaceutical Corporation. (Filed as an exhibit to Form 10-Q for the quarter ended June 30, 2000 on August 1, 2000 and incorporated herein by reference.)

10.41	Shareholders’ Agreement, dated May 11, 1984, among Amgen, Kirin Brewery Company, Limited and Kirin-Amgen, Inc. (Filed as an exhibit to Form 10-K for the year ended December 31, 2000 on March 7, 2001 and incorporated herein by reference.)

10.42	Amendment No. 1 dated March 19, 1985, Amendment No. 2 dated July 29, 1985 (effective July 1, 1985), and Amendment No. 3, dated December 19, 1985, to the Shareholders’ Agreement dated May 11, 1984. (Filed as an exhibit to Form 10-Q for the quarter ended June 30, 2000 on August 1, 2000 and incorporated herein by reference.)

10.43	Amendment No. 4 dated October 16, 1986 (effective July 1, 1986), Amendment No. 5 dated December 6, 1986 (effective July 1, 1986), Amendment No. 6 dated June 1, 1987, Amendment No. 7 dated July 17, 1987 (effective April 1, 1987), Amendment No. 8 dated May 28, 1993 (effective November 13, 1990), Amendment No. 9 dated December 9, 1994 (effective June 14, 1994), Amendment No. 10 effective March 1, 1996, and Amendment No. 11 effective March 20, 2000 to the Shareholders’ Agreement, dated May 11, 1984. (Filed as exhibits to Form 10-K for the year ended December 31, 2000 on March 7, 2001 and incorporated herein by reference.)

10.44	Amendment No. 12 to the Shareholders’ Agreement, dated January 31, 2001. (Filed as an exhibit to Form 10-Q for the quarter ended June 30, 2005 on August 8, 2005 and incorporated herein by reference.)

10.45	Product License Agreement, dated September 30, 1985, and Technology License Agreement, dated September 30, 1985, between Kirin-Amgen, Inc. and Ortho Pharmaceutical Corporation. (Filed as an exhibit to Form 10-Q for the quarter ended June 30, 2000 on August 1, 2000 and incorporated herein by reference.)

10.46	Research, Development Technology Disclosure and License Agreement: PPO, dated January 20, 1986, by and between Kirin Brewery Co., Ltd. and Amgen Inc. (Filed as an exhibit to Amendment No. 1 to Form S-1 Registration Statement on March 11, 1986 and incorporated herein by reference.)

10.47	Amendment Agreement, dated June 30, 1988, to Research, Development, Technology Disclosure and License Agreement: GM-CSF dated March 31, 1987, between Kirin Brewery Company, Limited and Amgen Inc. (Filed as an exhibit to Form 8 amending the Quarterly Report on Form 10-Q for the quarter ended June 30, 1988 on August 25, 1988 and incorporated herein by reference.)

10.48	Assignment and License Agreement, dated October 16, 1986 (effective July 1, 1986, between Amgen and Kirin-Amgen, Inc. (Filed as an exhibit to Form 10-K for the year ended December 31, 2000 on March 7, 2001 and incorporated herein by reference.)

10.49	G-CSF United States License Agreement, dated June 1, 1987 (effective July 1, 1986), Amendment No. 1, dated October 20, 1988, and Amendment No. 2, dated October 17, 1991 (effective November 13, 1990), between Kirin-Amgen, Inc. and Amgen Inc. (Filed as exhibits to Form 10-K for the year ended December 31, 2000 on March 7, 2001 and incorporated herein by reference.)

10.50	G-CSF European License Agreement, dated December 30, 1986, between Kirin-Amgen and Amgen, Amendment No. 1 to Kirin-Amgen, Inc. / Amgen G-CSF European License Agreement, dated June 1, 1987, Amendment No. 2 to Kirin-Amgen, Inc. / Amgen G-CSF European License Agreement, dated March 15, 1998, Amendment No. 3 to Kirin-Amgen, Inc. / Amgen G-CSF European License Agreement, dated October 20, 1988, and

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