Form 10-K
period 2007-12-31
AMGEN INC
filed 2008-02-28
CIK 318154

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒    Accelerated filer ☐    Non-accelerated filer ☐    Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)  Yes ☐  No ☒

The approximate aggregate market value of voting and non-voting stock held by non-affiliates of the registrant was $60,164,451,325 as of June 30, 2007(A)

(A)	Excludes 920,444 shares of common stock held by directors and officers, and any stockholders whose ownership exceeds five percent of the shares outstanding, at June 30, 2007. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, directly or indirectly, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

1,087,627,536

(Number of shares of common stock outstanding as of February 18, 2008)

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the registrant’s Proxy Statement with respect to the 2008 Annual Meeting of stockholders to be held May 7, 2008 are incorporated by reference into Part III of this annual report.

i

PART I

Item 1.	BUSINESS

Overview

Amgen Inc. (including its subsidiaries, referred to as “Amgen,” “the Company,” “we,” “our” and “us”) was incorporated in 1980 and is a global biotechnology company that discovers, develops, manufactures and markets human therapeutics based on advances in cellular and molecular biology. We operate in one business segment — human therapeutics.

We market human therapeutic products in the areas of supportive cancer care, nephrology, inflammation and oncology. Our principal products include Aranesp® (darbepoetin alfa), EPOGEN® (Epoetin alfa), Neulasta® (pegfilgrastim), NEUPOGEN® (Filgrastim) and Enbrel® (etanercept). Aranesp® and EPOGEN® stimulate the production of red blood cells to treat anemia and belong to a class of drugs referred to as erythropoiesis-stimulating agents (“ESAs”). Aranesp® is used for the treatment of anemia both in supportive cancer care and in nephrology. EPOGEN® is used to treat anemia associated with chronic renal failure (“CRF”). Neulasta® and NEUPOGEN® selectively stimulate the production of neutrophils, one type of white blood cell that helps the body fight infections. ENBREL blocks the biologic activity of tumor necrosis factor (“TNF”) by inhibiting TNF, a substance induced in response to inflammatory and immunological responses, such as rheumatoid arthritis and psoriasis. For the years ended December 31, 2007, 2006 and 2005, our principal products represented 95%, 97% and 98% of total product sales, respectively.

We operate in a highly regulated industry and various U.S. and foreign regulatory bodies have substantial authority over how we conduct our business in those countries. Government authorities in the United States and in other countries regulate the manufacturing and marketing of our products and our ongoing research and development (“R&D”) activities. (See “Government Regulations.”) For example, prior to obtaining regulatory approval to market a product, we must conduct extensive clinical studies designed to establish the safety and effectiveness of the product candidate for use in humans in the indications sought. Furthermore, in order to maintain regulatory approval to market a product, we may be required to conduct further clinical trials and to provide additional information on safety and effectiveness. (See “Postmarketing and Safety Activities.”) The regulatory environment is evolving and there is increased scrutiny on drug safety and increased authority being granted to regulatory bodies, in particular the U.S. Food and Drug Administration (“FDA”), to assist in ensuring the safety of therapeutic products.

Most patients receiving our principal products for approved indications are covered by either government and/or private payer health care programs. The reimbursement environment is evolving with greater emphasis on cost containment. Therefore, sales of our products are and will continue to be affected by the availability and extent of reimbursement from third-party payers, including government and private insurance plans and administration of those programs. Governments may regulate access to, prices or reimbursement levels of our products to control costs or to affect levels of use of our products. Worldwide use of our products may be affected by these cost containment pressures and cost shifting from governments and private insurers to healthcare providers or patients in response to ongoing initiatives to reduce or reallocate healthcare expenditures. Further, safety signals or adverse events or results from clinical trials or studies performed by us or by others (including our licensees or independent investigators) or from the marketed use of our drugs may expand safety labeling or restrict the use for our approved products and may negatively impact worldwide reimbursement for our products. (See “Reimbursement.”)

We maintain sales and marketing forces primarily in the United States, Europe and Canada. We market our products to healthcare providers including physicians or their clinics, dialysis centers, hospitals and pharmacies. We market ENBREL under a co-promotion agreement with Wyeth in the United States and Canada (see “Joint Ventures and Business Relationships — Wyeth”). In addition, we have entered into licensing and/or co-promotion agreements to market our principal products in certain geographic areas outside of the United States. In the United States, we sell primarily to wholesale distributors of pharmaceutical products. Outside the United States, we sell principally to hospitals and/or wholesalers depending upon the distribution practice in each country.

We focus our R&D efforts on novel therapeutics for the treatment of grievous illness in the core areas of oncology, inflammation, bone and metabolic disorders. Our research takes a “modality-independent” approach to drug discovery in which we choose the best possible approach to block a specific disease process before considering the type of drug (modality) that may be required to pursue that approach. We study molecules in the areas of proteins (sometimes referred to as “large molecules”), including monoclonal antibodies and peptibodies, and small molecules. We have major R&D centers in several locations throughout the United States and in the United Kingdom, as well as, smaller R&D centers in certain other countries throughout the world. To augment our internal R&D efforts, we acquire companies, acquire and license certain product and technology rights and establish R&D collaborations with third parties.

Our manufacturing operations consist of bulk manufacturing, formulation, fill and finish activities which produce Aranesp®, Epoetin alfa, Neulasta®, NEUPOGEN®, ENBREL, Vectibix™ and other products and product candidates for both commercial and clinical purposes. We operate commercial and clinical manufacturing facilities in several locations throughout the United States and in Puerto Rico. Third-party contractors manufacture some or all of certain of our commercial products and/or product candidates.

Key Developments

The year of 2007 was defined by a number of key developments. During the past year, we faced various challenges on many fronts and, in particular, with respect to our marketed ESA products, Aranesp® and EPOGEN®, that resulted in a large unexpected reduction in revenues for these products, in particular Aranesp® sales in the U.S. supportive cancer care segment. These challenges necessitated that we restructure our worldwide operations and adapt to a new environment. Despite these adverse developments, we also achieved certain notable accomplishments. The following is a discussion of selected key developments in 2007 and early 2008.

ESA safety concerns resulted in regulatory and reimbursement changes

Late in 2006 and throughout 2007, adverse safety results involving ESA products were observed in various studies that were performed by us and by others (including our licensees or independent investigators) that culminated in significant regulatory and reimbursement developments affecting the class of ESA products, including Aranesp® and EPOGEN®. These developments were due to a combination of factors, particularly evident in the United States, that have increased the focus on exploring the safety risks associated with therapeutic products. As a result, there is increased focus on product safety and a greater urgency to act to ensure that safety concerns are quickly and fully disclosed, aggressively investigated and thoroughly considered in setting reimbursement and usage policies.

The results of the following ESA studies were released in late 2006 or during 2007:

Sponsor	Study	Hb Target (g/dL)(1)	Disease	Study Results
Roche(2)	CREATE(3)	13-15	CKD(4)

Patients with CKD of stage 3 or 4 and

mild-to-moderate anemia, the

normalization of Hb levels to 13 g/dL to

15 g/dL did not reduce cardiovascular

events as compared with the use of a

lower target range (10.5 g/dL to 11.5 g/dL)

J&J(5)	CHOIR(6)	13.5	CKD	Increased risk of composite events in patients in the ESA group (death, myocardial infarction, congestive heart failure and stroke); No incremental improvement in quality of life

Amgen	Anemia of Cancer(7)	12-13	Non-myeloid malignancies	Higher mortality in ESA group

DAHANCA(8)	DAHANCA-10(9)	14-15.5	HNC(10)	5-year locoregional control poorer in ESA group; No significant difference in overall survival

AGO(11)	PREPARE(9)(12)	12.5-13	Neoadjuvant breast cancer	No significant difference in pathologic complete remission between groups; Decreased 3-year relapse-free and overall survival

GOG(14)	GOG-191	12-14	Cervical cancer	Decreased 3-year PFS(13) and overall survival and locoregional control

(1)	Hemoglobin (“Hb”) measured in grams per deciliter (“g/dL”)
(2)	F. Hoffmann-La Roche Ltd. (“Roche”)
(3)	Cardiovascular Risk Reduction by Early Anemia Treatment with Epoetin Beta (“CREATE”)
(4)	Chronic kidney disease (“CKD”)
(5)	Johnson & Johnson (“J&J”)
(6)	Correction of Hemoglobin and Outcomes in Renal Insufficiency (“CHOIR”)
(7)	Anemia of Cancer (“AoC” ‘103 study)
(8)	Danish Head and Neck Cancer (“DAHANCA”)
(9)	Study included as part of Aranesp® pharmacovigilance program (see “Postmarketing and Safety Activities”).
(10)	Head and neck cancer (“HNC”)
(11)	German Gynecological Oncology Study Group (“AGO”)
(12)	Preoperative Epirubicin Paclitaxel Aranesp® (“PREPARE”)
(13)	Progression-free survival (“PFS”)
(14)	Gynecologic Oncology Group (“GOG”)

The studies summarized in the table above explored the use of ESAs in settings different from those outlined in the FDA approved label, including targeting higher Hb levels and/or use in non-approved patient populations. As the results of these studies were reported, various regulatory and reimbursement agencies began to review the administration and reimbursement of ESA products resulting in certain key developments which have and will continue to materially adversely affect sales of our ESA products and, in particular, Aranesp® sales in the U.S. supportive cancer care segment.

Throughout 2007, we had ongoing discussions with the FDA and other regulatory authorities regarding the administration of our ESA products, which led to several key regulatory developments beginning with the FDA approval, on March 9, 2007, of updated safety information for the class of ESAs, including Aranesp® and EPOGEN®, including a boxed warning in the prescribing information.

Additionally, during 2007, certain of the FDA’s advisory panels, including the Oncologic Drugs Advisory Committee (“ODAC”), the Cardiovascular-Renal Drug Advisory Committee (“CRDAC”) and the Drug Safety and Risk Management Advisory Committee (“DSaRMAC”) held meetings to discuss the safety/efficacy profile of ESA use in certain settings. The ODAC is an advisory committee of external experts who advise the FDA about the safety and efficacy of drug products for use in treating cancer patients. The CRDAC is an advisory committee of external experts who advise the FDA about the safety and efficacy of drug products used in the treatment of cardiovascular and renal disorders. The DSaRMAC is an advisory committee of external experts who advise the FDA on, among other matters, risk management and communication. These committees are advisory only and FDA officials are not bound to or limited by their recommendations. However, the FDA commonly follows the recommendations of its advisory panels. On May 10, 2007, the ODAC held a panel meeting to discuss the safety/efficacy profile of ESAs in oncology. Responding to questions posed by the FDA, the ODAC recommended that more restrictions be added to ESA labels and that additional clinical trials be conducted by companies with currently approved ESAs, including us, although no specific restrictions or studies were recommended at the ODAC meeting (see “Postmarketing and Safety Activities”). Further, on September 11, 2007, the FDA held a joint meeting of the CRDAC and the DSaRMAC (referred to collectively as “CRDAC/DSaRMAC”), which evaluated the safety data on ESA use in renal disease. The CRDAC/DSaRMAC recommended against revising the ESA product labels to state that the target Hb level should not exceed 11 g/dL, recommended that the ESA dosages used to achieve the Hb levels in the lower target groups in the Normal Hematocrit Cardiac Trial and the CHOIR studies were sufficient to form the basis for ESA dosage recommendations and discussed potential clinical studies involving ESAs.

On November 8, 2007, in recognition of the input from the May 2007 ODAC and September 2007 joint CRDAC/DSaRMAC meetings, we announced additional updates to the Aranesp® and EPOGEN®/PROCRIT® package inserts in collaboration with the FDA and Johnson and Johnson Pharmaceutical Research & Development (“J&JPRD”), a subsidiary of J&J. J&J markets recombinant human erythropoietin under the trademark PROCRIT® in the United States (see “Joint Ventures and Business Relationships—Johnson & Johnson”). The changes to the ESA labels included modifications to the boxed warnings, additional language in the INDICATIONS AND USAGE section, and the WARNINGS section and clarification of the Hb range for CRF patients was added in the DOSAGE AND ADMINISTRATION section. In addition, we discussed additional clinical study concepts with the FDA to address potential safety concerns in patients with specific tumor types to be added to our ongoing ESA pharmacovigilance program and are continuing to work with the FDA on this matter (see “Postmarketing and Safety Activities”).

We continue to work closely with the FDA to complete further labeling revisions to the class of ESAs, including Aranesp® and EPOGEN®. We are in discussions with the FDA regarding safety data from the PREPARE and GOG-191 studies including an updated box warning in the labeling information. These proposed labeling changes were submitted under the regulatory mechanism known as a changes being effected (“CBE”) process. We are also in discussions on proposed revisions to the labeling we submitted as part of our prior approval supplement (“PAS”) in December 2007, that addressed questions raised during the May 10, 2007 ODAC meeting regarding Hb initiation, Hb ceiling, discontinuance of ESA therapy after chemotherapy and data from additional clinical studies. Additionally, the FDA has scheduled an ODAC meeting on March 13, 2008 as part of the FDA’s ongoing pharmacovigilance review of ESAs.

On October 29, 2007, the European Agency for the Evaluation of Medicinal Products (“EMEA”) issued a press release about upcoming changes to product information for ESAs stipulating a uniform target Hb range for all ESAs of 10 g/dL to 12 g/dL with a warning not to exceed a concentration of 12 g/dL. We continue to be in discussion with the EMEA to finalize updates to our ESA labels.

Due to these regulatory developments, we and J&JPRD have taken further action since May 2007 in response to recommendations by the FDA and ODAC, including:

•	Issued Dear Healthcare Provider letters to communicate labeling changes

•	Submitted Medication Guide and Instructions for Use (currently under review by FDA) to further inform patients and enhance physician-patient discussion concerning the benefit:risk decision

•

Along with Roche, engaged the Cochrane Collaboration, an independent international not-for-profit organization, to perform a patient-level combined analysis of all available controlled studies in ESAs in oncology patients

•	Collaborating with the National Cancer Institute and FDA on research activities to evaluate ESA therapy in cancer

•

Working with the FDA to design a large, definitive, well controlled study comparing the safety of ESAs administered to a maximum Hb target of 12 g/dL per the product labeling versus placebo in three major tumor types (non-small cell lung cancer (“NSCLC”), breast cancer and advanced colorectal cancer (“CRC”))

We and J&JPRD are continuing to develop and implement a risk management and risk minimization plan to address safety concerns regarding our ESA products. These activities include physician education, cancer patient/patient advocacy group communications, implementation of a Medication Guide, tracking of risk communication to patients, additional labeling changes and continuation of the ongoing pharmacovigilance and postmarketing commitment (“PMC”) studies (see “Postmarketing and Safety Activities”).

In addition to these regulatory developments, there have been a number of reimbursement and related developments during 2007. For example, in February 2007, following the reported results from our AoC 103 study, the United States Pharmacopoeia Dispensing Information (“USP DI”) Drug Reference Guides removed Aranesp® in the treatment of AoC. Thereafter, Aranesp® use in AoC decreased significantly throughout 2007.

Additionally, on July 30, 2007, the Centers for Medicare and Medicaid Services (“CMS”) issued its National Coverage Decision Memorandum for Use of Erythropoiesis Stimulating Agents in Cancer and Related Neoplastic Conditions (the “Decision Memorandum”). The Decision Memorandum establishes the ESA reimbursement policy for Medicare and other government beneficiaries who are treated for chemotherapy-induced anemia (“CIA”) and who all together accounted for approximately 50% of the U.S. cancer patients receiving Aranesp® prior to its issuance. We believe that the majority of CIA patients who received treatment with ESAs, including Aranesp®, were initiated at Hb levels above 10 g/dL and were maintained with Hb levels above 10 g/dL with continued therapy prior to the issuance of the Decision Memorandum. Given that the Decision Memorandum contains a coverage restriction for Hb levels greater than 10 g/dL, we believe that such restriction has and will continue to change the way ESAs are used in clinical practice, for example, by decreasing the number of treated patients, the average ESA dose and the duration of ESA therapy. We believe this restriction on reimbursement of ESAs in the Decision Memorandum has had and will continue to have a material adverse effect on the use, reimbursement and sales of Aranesp®. Additionally, based on our knowledge, although no private payers have implemented the Decision Memorandum to date, many private payers have implemented the Hb initiation restriction included in the Decision Memorandum. Further, due to difficulties in administering a two-tier medical practice, we believe many healthcare providers have reduced ESA utilization for all of their patients regardless of insurance coverage. On January 14, 2008, CMS issued changes to its Medicare National Coverage Determinations Manual, adding to the ESA Decision Memorandum, which provides instructions to local Medicare contractors with respect to the implementation of the Decision Memorandum. Local Medicare contractors have until April 7, 2008 to implement the instructions, although the effective date of the Decision Memorandum is for claims with dates of service on or after July 30, 2007. We continue to evaluate the Decision Memorandum’s impact on use, reimbursement and sales of Aranesp®, and on our business and results of operations.

On November 13, 2007, we submitted new evidence to the CMS to support a formal request for reconsideration of their Decision Memorandum on ESAs. In this request, we stated that we are supportive of most aspects of the Decision Memorandum and are requesting a very narrow reconsideration of a specific provision in the policy.

In particular, we indicated that we share the serious concerns voiced by physicians and their patients that one aspect of the Decision Memorandum, namely the restriction on reimbursement for ESAs when Hb is greater than 10 g/dL, should be reconsidered. We believe that this restriction prevents physicians from using their discretion in appropriately managing CIA with ESAs in individual Medicare patients, subjects Medicare beneficiaries to an untested treatment regimen and may subject them to receive otherwise avoidable blood transfusions. On December 22, 2007, we submitted to CMS a supplement to the November 13, 2007 reconsideration request to reflect updated clinical data.

In addition to the above, further developments occurred in 2007 that have and will continue to affect the administration and reimbursement of our ESA products. For example, on July 20, 2007, the CMS published revisions to its Claims Monitoring Policy: Erythropoietin/darbepoetin alfa usage for beneficiaries with end stage renal disease (“EMP”), effective January 1, 2008, requiring a 50% reduction in Medicare reimbursement if a patient’s Hb is above 13 g/dL for three or more consecutive months. In addition, the EMP reduces the monthly dosing limits to 400,000 international units (“IUs”) of EPOGEN®, from 500,000 IUs, and to 1,200 micrograms (“mcgs”) of Aranesp®, from 1,500 mcgs. Also, on August 30, 2007, the National Kidney Foundation (“NKF”) distributed to the nephrology community final Kidney Disease Outcomes Quality Initiative (“KDOQI”) clinical practice guidelines and recommendations for anemia in CKD. Based on this review, the NKF-KDOQI™ Anemia Work Group recommended in their 2007 Update to the NKF-KDOQI™ Anemia Management Guidelines that physicians target Hb in the range of 11 g/dL to 12 g/dL, and also stipulated that the target not be above 13 g/dL.

Restructuring

As a result of certain of the above regulatory and reimbursement developments affecting ESAs, including our marketed ESA products Aranesp® and EPOGEN®, and the resulting impact on our operations, on August 15, 2007, we announced a plan to restructure our worldwide operations in order to improve our cost structure while continuing to make significant R&D investments and build the framework for our future growth. The restructuring plan is also, to a lesser degree, the result of various challenges facing certain of our other products discussed further below.

Key components of our restructuring plan include: i) staff reductions aggregating approximately 2,200 to 2,600 positions or approximately 12% to 14% of our worldwide staff, ii) rationalization of our worldwide network of manufacturing facilities in order to gain cost efficiencies while continuing to meet future commercial and clinical demand for our products and product candidates and, to a lesser degree, changes to certain R&D capital projects and iii) abandoning leases for certain R&D facilities that will not be used in our operations. We currently anticipate that we will incur approximately $775 million to $825 million of restructuring charges in connection with these actions, of which $739 million was incurred through December 31, 2007.

Other regulatory developments

In addition to the developments affecting ESAs that largely led to our restructuring, there were other developments in 2007 that have negatively impacted and potentially could further impact certain of our other products. For example, we are in discussions with the FDA with respect to the class of TNF inhibitor agents around several safety issues, which may result in additional patient safety information in the form of a boxed warning that will apply to the ENBREL label as has been the case with other TNF inhibitor agents.

Additionally, on March 22, 2007, as a result of safety concerns related to patient survival, we announced that we had discontinued Vectibix™ treatment in our Panitumumab Advanced Colorectal Cancer Evaluation (“PACCE”) trial, a non-registration-enabling trial evaluating the addition of Vectibix™ to standard chemotherapy and Avastin® (bevacizumab) for the treatment of first-line metastatic colorectal cancer (“mCRC”). On October 24, 2007, we announced that we and the FDA adopted changes to the U.S. prescribing information for Vectibix™ based on the results of the PACCE trial highlighting to clinicians the greater risk seen when Vectibix™ is combined with Avastin® and the specific chemotherapy used in the PACCE trial to treat patients with first-line mCRC. Vectibix™ is not indicated for the first-line treatment of mCRC and the new safety information applies to an unapproved use of Vectibix™. Avastin® is the registered trademark for Genentech, Inc.’s (“Genentech”) recombinant humanized monoclonal IgG1 antibody.

Accomplishments

Despite these significant challenges, we were encouraged by certain notable accomplishments in 2007 and early 2008. For example, we successfully defended our intellectual property in 2007 with the October 23, 2007, jury verdict in the U.S. Federal District Court in Boston and the Court’s rulings on various pre-trial and post-trial motions whereby Roche was found to infringe a total of 10 claims from four of Amgen’s erythropoietin product (“EPO”) patents.

Furthermore, our pipeline continued to advance in 2007. Our early stage pipeline achieved significant expansion and our late-stage clinical programs, including denosumab, continued to progress. In January 2008, we announced that our one-year, head-to-head study of denosumab versus alendronate met primary and all secondary endpoints. In addition, we submitted a Biologics License Application (“BLA”) with the FDA for Nplate™ (Romiplostim) for the treatment of thrombocytopenia in adult patients with chronic immune (idiopathic) thrombocytopenic purpura (“ITP”) in October 2007 and also completed regulatory filings for this indication in Europe, Canada and Australia. The FDA has granted priority review of Nplate™, which will be discussed at the March 12, 2008 ODAC meeting, and we expect a regulatory decision in the first half of 2008. Further, on December 5, 2007, the European Commission granted a conditional marketing authorization for Vectibix™ as monotherapy for the treatment of patients with epidermal growth factor receptors (“EGFr”) expressing mCRC with non-mutated (wild-type) KRAS genes after failure of standard chemotherapy regimens. On January 24, 2008, we announced the results of a biomarker analysis which indicated that in mCRC patients who have failed all other chemotherapeutic regimens, the efficacy of Vectibix™ monotherapy is confined to patients with non-mutated (wild-type) KRAS tumors. Specifically, in patients with non-mutated KRAS tumors, Vectibix™ significantly increased PFS and had an impact on quality of life and disease-related symptoms, compared to best supportive care alone.

We also entered into partnering agreements, including a collaboration and license agreement with Daiichi Sankyo Company, Limited (“Daiichi Sankyo”) in July 2007, which provided them the exclusive rights to develop and commercialize denosumab in Japan in postmenopausal osteoporosis (“PMO”) and oncology with the potential for additional indications. In February 2008, we entered into a license agreement with Takeda Pharmaceutical Company Limited (“Takeda”), which provided them the exclusive rights to develop and commercialize for the Japanese market up to 13 early to mid-stage molecules from our pipeline across a range of therapeutic areas, including oncology and inflammation. The molecules covered by the license agreement primarily include: AMG 108, AMG 317, AMG 386, AMG 479, AMG 655 and Vectibix™ (panitumumab). Amgen has the right to participate in the promotion of these products in Japan. In addition, we entered into a collaboration agreement with Takeda for the worldwide development and commercialization of motesanib diphosphate (AMG 706). Each party has the right to participate in the commercialization of motesanib diphosphate in the other party’s territory. In connection with these agreements, Takeda has agreed to acquire our subsidiary in Japan, Amgen K.K.

During 2007, we acquired Alantos Pharmaceuticals Holding, Inc. (“Alantos”), which was a privately held company that specialized in the development of drugs for the treatment of diabetes and inflammatory diseases, and Ilypsa, Inc. (“Ilypsa”), which was a privately held company that specialized in the development of non-absorbed drugs for renal disorders.

Principal Products

We market our principal products in the areas of supportive cancer care, nephrology and inflammation. Our principal products include Aranesp®, EPOGEN®, Neulasta®, NEUPOGEN® and ENBREL. As discussed above, certain of our products, principally our marketed ESA products, Aranesp® and EPOGEN®, have and will continue to face various challenges arising primarily from regulatory and reimbursement developments that began in 2007. The developments involving our marketed ESA products have and will continue to materially adversely affect product sales, particularly Aranesp® sales in the U.S. supportive cancer care segment, as physicians conform to label and reimbursement changes. EPOGEN® sales have also, to a lesser degree, been negatively affected as physician behavior in making treatment and dosing decisions has reflected the issuance by the NKF of the final

KDOQI™ guidelines, revised labeling and anticipation of CMS’ announced revisions to its EMP, effective January 1, 2008. In addition, we continue to work closely with the FDA and the EMEA to complete further revisions to labeling for our marketed ESA products, as previously discussed. Further, Aranesp® continues to face competitive pressures associated with the emergence of biosimilar and other products in the European Union (“EU”).

Aranesp® (darbepoetin alfa)

Aranesp® is our registered trademark for one of our erythropoiesis-stimulating proteins, a protein that stimulates red blood cell production. Red blood cells transport oxygen to all cells of the body. Without adequate amounts of erythropoietin, the red blood cell count is reduced. A deficient red blood cell count can result in anemia, a condition where insufficient oxygen is delivered to the body’s organs and tissues. Anemia can be associated with CRF, both in patients on dialysis and not on dialysis. Anemia can also result from chemotherapy treatments for patients with non-myeloid malignancies.

We were granted an exclusive license by Kirin-Amgen, Inc. (“KA”), a joint venture between Kirin Holdings Company, Limited (“Kirin”) (formerly named Kirin Brewery Company, Limited) and Amgen (see “Joint Ventures and Business Relationships — Kirin Holdings Company, Limited”), to manufacture and market darbepoetin alfa in the United States, all European countries, Canada, Australia, New Zealand, Mexico, all Central and South American countries and certain countries in Central Asia, North Africa and the Middle East.

We market Aranesp® primarily in the United States, Europe and Canada. Darbepoetin alfa is also marketed under the brand name Nespo® in Italy. Aranesp® was initially launched in 2001 in the United States and Europe for the treatment of anemia associated with CRF (both in patients on dialysis and patients not on dialysis) and is also indicated for the treatment of CIA in patients with non-myeloid malignancies.

Worldwide Aranesp® sales for the years ended December 31, 2007, 2006 and 2005 were $3.6 billion, $4.1 billion and $3.3 billion, respectively. As a result of certain of the regulatory and reimbursement developments discussed above in the “Key Developments” section, worldwide Aranesp® sales and, in particular, sales in the U.S. supportive cancer care setting have been and will continue to be materially adversely affected.

EPOGEN® (Epoetin alfa)

EPOGEN® is our registered trademark for our recombinant human erythropoietin product, a protein that stimulates red blood cell production. A reduced red blood cell count can result in anemia (see “— Aranesp® (darbepoetin alfa)”). People with CRF suffer from anemia because they do not produce sufficient amounts of erythropoietin, which is normally produced in healthy kidneys.

We were granted an exclusive license to manufacture and market recombinant human erythropoietin in the United States under a licensing agreement with KA. We have retained exclusive rights to market EPOGEN® in the United States for dialysis patients. We granted Ortho Pharmaceutical Corporation (which has assigned its rights under the Product License Agreement to Ortho Biotech Products, L.P., a subsidiary of J&J, hereafter referred to as “Ortho Biotech Products, L.P.” or “J&J”) a license to commercialize recombinant human erythropoietin as a human therapeutic in the United States in all markets other than dialysis (see “Joint Ventures and Business Relationships — Johnson & Johnson”).

We launched EPOGEN® in the United States in 1989 for the treatment of anemia associated with CRF for patients who are on dialysis. We market EPOGEN® for the treatment of anemic adult and pediatric patients with CRF who are on dialysis. EPOGEN® is indicated for elevating or maintaining the red blood cell level (as determined by hematocrit or Hb measurements) and decreasing the need for blood transfusions in these patients.

EPOGEN® sales were $2.5 billion for each of the years ended December 31, 2007, 2006 and 2005.

Neulasta® (pegfilgrastim)

Neulasta® is our registered trademark for a pegylated protein that selectively stimulates production of certain white blood cells known as neutrophils and is based on the Filgrastim molecule (see “— NEUPOGEN® (Filgrastim)”). Neutrophils defend against infection. Treatments for various diseases and diseases themselves can result in extremely low numbers of neutrophils, a condition called neutropenia. Myelosuppressive chemotherapy, one treatment option for individuals with certain types of cancers, targets cell types that grow rapidly, such as tumor cells. Normal cells that also divide rapidly, such as those in the bone marrow that become neutrophils, are also vulnerable to the effects of cytotoxic chemotherapy, resulting in neutropenia with an increased risk of severe infection. Very often, neutropenia is the dose limiting side effect of chemotherapy and can thus be responsible for a reduction in the amount of chemotherapy that can be administered safely. Such reductions in chemotherapy dose can compromise the effectiveness of chemotherapy on the cancer it is being used to treat, with the result of a higher treatment failure rate. As mentioned above, the pegfilgrastim molecule is based on the Filgrastim molecule. A polyethylene glycol molecule or (“PEG”) is added to enlarge the Filgrastim molecule, thereby extending its half-life and causing it to be removed more slowly from the body. Because pegfilgrastim is eliminated through binding to its receptor on neutrophils and their precursors, pegfilgrastim remains in the circulation until neutrophil recovery has occurred. This neutrophil-mediated clearance allows for administration as a single dose per chemotherapy cycle, compared with NEUPOGEN®, which requires more frequent dosing. Neulasta® is prescribed more frequently in the curative setting, in which myelosuppressive chemotherapy is administered with the intent to cure cancer, rather than in the palliative setting, in which myelosuppressive chemotherapy is administered to treat other complications of cancer by managing tumor growth.

We were granted an exclusive license to manufacture and market pegfilgrastim in the United States, Europe, Canada, Australia and New Zealand under a licensing agreement with KA (see “Joint Ventures and Business Relationships — Kirin Holdings Company, Limited”).

We market Neulasta® primarily in the United States, Europe and Canada. Pegfilgrastim is marketed under the brand name Neupopeg™ in Italy. Neulasta® was initially launched in the United States and Europe in 2002 and is indicated for reducing the incidence of infection associated with chemotherapy-induced neutropenia in cancer patients with non-myeloid malignancies. Subsequently, the FDA approved an update to the Neulasta® prescribing information to include data from a landmark phase 3 study demonstrating that Neulasta® helps protect patients with breast cancer undergoing moderately myelosuppressive chemotherapy from infection, as manifested by febrile neutropenia. Administration of Neulasta® in all cycles of chemotherapy is now approved for patients receiving myelosuppressive chemotherapy associated with at least a 17% risk of febrile neutropenia.

Worldwide Neulasta® sales for the years ended December 31, 2007, 2006 and 2005 were $3.0 billion, $2.7 billion and $2.3 billion, respectively.

NEUPOGEN® (Filgrastim)

NEUPOGEN® is our registered trademark for our recombinant-methionyl human granulocyte colony-stimulating factor (“G-CSF”), a protein that selectively stimulates production of certain white blood cells known as neutrophils (see “— Neulasta® (pegfilgrastim)” for additional information on neutrophils). Similar to Neulasta® , NEUPOGEN® is prescribed more frequently in the curative setting, in which myelosuppressive chemotherapy is administered with the intent to cure cancer, rather than in the palliative setting, in which myelosuppressive chemotherapy is administered to treat other complications of cancer by managing tumor growth.

We were granted an exclusive license to manufacture and market G-CSF in the United States, Europe, Canada, Australia and New Zealand under a licensing agreement with KA (see “Joint Ventures and Business Relationships — Kirin Holdings Company, Limited”).

We market NEUPOGEN® primarily in the United States, Europe and Canada. Filgrastim is marketed under the brand name GRANULOKINE® in Italy. NEUPOGEN® was initially launched in the United States and Europe in 1991. NEUPOGEN® is indicated for reducing the incidence of infection as manifested by febrile neutropenia for patients with non-myeloid malignancies undergoing myelosuppressive chemotherapy; reducing the duration of neutropenia and neutropenia-related consequences for patients with non-myeloid malignancies undergoing myeloablative chemotherapy followed by bone marrow transplantation; reducing the incidence and duration of neutropenia-related consequences in symptomatic patients with congenital neutropenia, cyclic neutropenia or idiopathic neutropenia (collectively, severe chronic neutropenia); mobilizing peripheral blood progenitor cells (“PBPC”) in cancer patients who have undergone myeloablative chemotherapy for stem cell transplantation; and reducing the recovery time of neutrophils and the duration of fever following induction or consolidation chemotherapy treatment in adult patients with acute myeloid leukemia (“AML”).

Worldwide NEUPOGEN® sales for the years ended December 31, 2007, 2006 and 2005 were $1.3 billion, $1.2 billion and $1.2 billion, respectively.

Enbrel® (etanercept)

ENBREL is our registered trademark for our TNF receptor fusion protein that inhibits the binding of TNF to TNF receptors, which can result in a significant reduction in inflammatory activity. TNF is one of the chemical messengers that help regulate the inflammatory process. When the body produces too much TNF, it overwhelms the immune system’s ability to control inflammation of the joints or of psoriasis-affected skin areas. ENBREL is similar to a protein that the body produces naturally, and like this protein, it binds and deactivates certain TNF molecules before they can trigger inflammation.

We acquired the rights to ENBREL in July 2002 as part of our acquisition of Immunex Corporation (“Immunex”).

We market ENBREL under a co-promotion agreement with Wyeth in the United States and Canada (see “Joint Ventures and Business Relationships — Wyeth”). The rights to market ENBREL outside of the United States and Canada are reserved to Wyeth. ENBREL was initially launched in November 1998 by Immunex for the treatment of rheumatoid arthritis. In addition, ENBREL is now indicated for the treatment of adult patients with the following conditions: moderately to severely active rheumatoid arthritis, chronic moderate to severe plaque psoriasis in adult patients who are candidates for systemic therapy or phototherapy; active psoriatic arthritis and active ankylosing spondylitis. ENBREL is also approved for the treatment of moderately to severely active polyarticular-course juvenile rheumatoid arthritis in patients who have had an inadequate response to one or more disease-modifying medicines.

We are in discussions with the FDA with respect to the class of TNF inhibitor agents around several safety issues which may result in additional patient safety information in the form of a boxed warning that will apply to the ENBREL label as has been the case with other TNF inhibitor agents.

ENBREL sales for the years ended December 31, 2007, 2006 and 2005 were $3.2 billion, $2.9 billion and $2.6 billion, respectively.

Other

Other marketed products are principally comprised of Sensipar® (cinacalcet HCl) and Vectibix™ (panitumumab).

Sensipar® (cinacalcet HCl)

Sensipar® (Mimpara® in Europe) is our registered trademark for our first small molecule medicine used in treating CKD patients on dialysis who produce too much parathyroid hormone, a condition known as secondary hyperparathyroidism. In 2004, Sensipar®/Mimpara® was approved in the United States, Canada and Europe for the treatment of secondary hyperparathyroidism in CKD patients on dialysis and for the treatment of hypercalcemia in patients with parathyroid carcinoma. We market Sensipar®/Mimpara® primarily in the United States and Europe.

Sensipar® sales for the years ended December 31, 2007, 2006 and 2005 were $463 million, $321 million and $157 million, respectively.

Vectibix™ (panitumumab)

Vectibix™ is our trademark for our first entirely human monoclonal antibody for the treatment of patients with EGFr expressing mCRC after disease progression on, or following fluoropyrimidine-, oxaliplatin- and irinotecan- containing chemotherapy regimens. EGFr is a protein that plays an important role in cancer cell sig-

naling and is over-expressed in many human cancers. Vectibix™ is an entirely human IgG2 monoclonal antibody that binds with high affinity to EGF receptors and interferes with signals that might otherwise stimulate growth and survival of the cancer cell. The goal of developing entirely human monoclonal antibodies is to offer effective targeted therapies with lessened risk of immune response against these agents. Vectibix™ received FDA approval in late September 2006 and became commercially available in the United States in October 2006.

On October 24, 2007, we announced changes to the U.S. prescribing information for Vectibix™ based on the results of the PACCE trial. On December 5, 2007, the European Commission granted a conditional marketing authorization for Vectibix™ as a monotherapy for the treatment of patients with EGFr expressing mCRC with non-mutated (wild-type) KRAS genes after failure of standard chemotherapy regimens. (See “Key Developments” for further discussion.)

We acquired full ownership of Vectibix™ as part of our acquisition of Abgenix, Inc. (“Abgenix”) in April 2006.

Vectibix™ sales for the year ended December 31, 2007 and 2006 were $170 million and $39 million, respectively.

Postmarketing and Safety Activities

We must conduct extensive clinical trials designed to establish the safety and efficacy of our product candidates in order to file for regulatory approval to market a product. After we have obtained approval to market our products, we monitor adverse events from the use of our products and report these events to regulatory agencies, along with information from postmarketing surveillance or studies. We may utilize other research approaches to learn or confirm information about our marketed products, including observational studies and patient registries, and may engage in risk minimization activities such as physician education initiatives and patient and patient advocacy group initiatives. We may also conduct or be required by regulatory agencies to conduct further clinical trials to provide additional information on our marketed products’ safety and efficacy. These additional trials may include, among other things, studying different doses or schedules of administration that were used in previous studies, use in other patient populations or other stages of the disease or use over a longer period of time. Additional trials of this nature are sometimes required by regulatory agencies as a condition of their approval to market our products; such trials are sometimes referred to as PMCs. Regulatory agencies may also request or require that we conduct specific studies in order to identify or assess possible safety risks of our marketed products that are observed or suggested by available scientific data.

Certain ESA Postmarketing Commitments

Following the ODAC meeting in May 2004, we proposed a pharmacovigilance program comprised of five ongoing studies for Aranesp®, which sought to explore the use of ESAs in settings different from those outlined in the FDA approved label. These studies were subsequently designated by the FDA as PMCs. One of the five studies, the 20010145 (“145”) study, was an Amgen sponsored study, with the other four studies being investigator-sponsored studies. The following table summarizes the five studies:

Sponsor	Study	Tumor Type	Target Hb (g/dL)	Study Results

Amgen	20010145	Small cell lung	13	At median follow-up of 2 1/2 years, ESA and placebo group had similar PFS and overall survival; PFS based on blinded central review similar between ESA and placebo

DAHANCA	DAHANCA-10	Head and neck	14-15.5	5-year locoregional control poorer in ESA group; No significant difference in overall survival

AGO	PREPARE	Neoadjuvant breast	12.5-13	No significant difference in pathologic complete remission between groups; Decreased 3-year relapse-free and overall survival

GELA(1)	LNH-03-6B	NHL(2)	13-15 initially, amended to 13-14	At 1 year, ESA and control groups had similar overall survival and event-free survival(3)

WSG(4)	ARA-03	Adjuvant breast	13-14	Interim results published(5)

(1)	Groupe d’Etudes des Lymphomes de l’Adulte (“GELA”)
(2)	Non-Hodgkin’s Lymphoma (“NHL”)
(3)	The final study report is expected in 2010. Late in 2007, an independent Data Safety Monitoring Committee recommended continuation of the study unchanged.
(4)	West German Study Group (“WSG”)
(5)

Interim results presented by study investigator at the 2007 American Society of Clinical Oncologists conference indicated a higher incidence of thromboembolic events in the ESA group. The final study report is expected in 2011.

In addition, J&JPRD and/or its investigators have conducted numerous studies proposed at the 2004 ODAC meeting including: the EPO-GBR-7 and RTOG-9903 studies in HNC, the EPO-GER-22 and EPO-CAN-20 studies in NSCLC, the EPO-CAN-17 and EPO-GER-7 studies in breast cancer and the EPO-GER-8/AGO-NOGGO study in cervical cancer. All of the above studies are closed to enrollment and summary results were submitted to the FDA. Final study reports for many of these studies are expected in 2008. In addition, J&JPRD’s EPO-ANE-3010 study in breast cancer is ongoing and is designated as an FDA PMC.

Based on our ongoing discussions with the FDA in response to the May 2007 ODAC meeting, we and J&JPRD have carefully considered potential new study designs to further evaluate the risk of mortality and tumor progression with ESAs within the labeled indication of CIA. Based on the safety signals observed with higher Hb levels, we are working with the FDA to design a large, definitive, well controlled study comparing the safety of ESAs administered to a maximum Hb target of 12 g/dL per the product labeling versus placebo in three major tumor types (NSCLC, breast cancer and advanced CRC). We have agreed on the general study design, and plan to submit a study protocol after obtaining guidance from the ODAC. We and J&JPRD are in discussions with the FDA as to any additional studies that will be required to address remaining concerns in other disease settings.

Other Postmarketing Commitments

In addition to our ESA products, we have ongoing PMC studies for substantially all of our marketed products other than Sensipar®. In particular, we have several large ongoing studies with respect to ENBREL which include the evaluation of safety and efficacy of long-term use. We have several ongoing commitments with respect to Vectibix™. Our phase 3 registrational study in second-line mCRC has also been included as part of our Vectibix™ PMCs.

Marketing and Distribution

We maintain sales and marketing forces primarily in the United States, Europe and Canada. We market our products to healthcare providers including physicians or their clinics, dialysis centers, hospitals and pharmacies. We also market certain products directly to consumers through direct-to-consumer print and television advertising. In addition, for certain of our products, we promote programs to increase public awareness of the health risks associated with the diseases these products treat, as well as providing support to various patient education and support programs in the related therapeutic areas.

In the United States, we sell primarily to wholesale distributors of pharmaceutical products. We utilize these wholesale distributors as the principal means of distributing our products to healthcare providers, such as physicians or their clinics, dialysis centers, hospitals and pharmacies. In early 2008, ENBREL’s distribution model was converted from primarily being drop shipped directly to pharmacies to a wholesale distribution model similar to our other products. This change will have a slight non-recurring benefit to sales resulting from the wholesalers’ initial stocking of inventory, which we currently estimate will approximate 10 days of ENBREL sales. Outside the United States, Aranesp®, Neulasta® and NEUPOGEN® are principally distributed to hospitals and/or wholesalers depending upon the distribution practice in each country for which the product has been launched. We monitor the financial condition of our larger customers and limit our credit exposure by setting credit limits, requiring collateral and obtaining credit insurance, as we deem appropriate. We had product sales to three large wholesaler customers each accounting for more than 10% of total revenues for the years ended December 31, 2007, 2006 and 2005. On a combined basis, these distributors accounted for 57% and 71% of worldwide gross revenues and U.S. gross product sales, respectively, for 2007, as noted in the following table (dollar amounts in millions):

	Years ended December 31,
	2007	2006	2005
AmerisourceBergen Corporation
Gross product sales	$6,124	$6,523	$5,593
% of total gross revenues	31%	35%	34%
% of U.S. gross product sales	39%	42%	41%
Cardinal Health, Inc.
Gross product sales	$2,715	$2,490	$2,752
% of total gross revenues	14%	13%	17%
% of U.S. gross product sales	17%	16%	20%
McKesson Corporation
Gross product sales	$2,398	$2,427	$2,534
% of total gross revenues	12%	13%	15%
% of U.S. gross product sales	15%	15%	19%

We have granted J&J a license to commercialize recombinant human erythropoietin as a human therapeutic in the United States in all markets other than dialysis (see “Joint Ventures and Business Relationships — Johnson & Johnson”). Under a co-promotion agreement with Wyeth, Amgen and Wyeth market ENBREL in the United States and Canada for all approved indications. Additionally, we have entered into agreements with third-parties to market certain of our products including Aranesp®, Neulasta® and NEUPOGEN® in certain geographic areas outside of the United States.

Reimbursement

Sales of all of our principal products are dependent, in part, on the availability and extent of reimbursement from third-party payers, including governments and private insurance plans. Generally, in Europe and other countries outside the United States, the government sponsored healthcare system is the primary payer of healthcare costs of patients. Governments may regulate access to, prices or reimbursement levels of our products to control costs or to affect levels of use of our products. Worldwide use of our products may be affected by these cost containment pressures and cost shifting from governments and private insurers to healthcare providers or patients in response to ongoing initiatives to reduce or reallocate healthcare expenditures. Further, adverse events or results from clinical trials or studies performed by us or by others or from the marketed use of our drugs may expand safety labeling for our approved products and may negatively impact worldwide reimbursement for our products. On July 30, 2007, the CMS issued its Decision Memorandum and on January 14, 2008, issued changes to its Medicare National Coverage Determinations Manual, effective for claims with dates of service on or after July 30, 2007, with an implementation date of April 7, 2008. A complete discussion of the Decision Memorandum follows below. (See also “Item 1A. Risk Factors — Our current products and products in development cannot be sold if we do not gain or maintain regulatory approval of our products and we may be required to perform additional clinical trials or change the labeling of our products or take other potentially limiting or costly actions if we or others identify side effects after our products are on the market.” and “— Guidelines and recommendations published by various organizations can reduce the use of our products.”)

Most patients receiving Aranesp®, Neulasta® and NEUPOGEN® for approved indications are covered by government and/or private payer healthcare programs. Medicare and Medicaid government healthcare programs’ payment policies for drugs and biologicals are subject to various laws and regulations. Beginning in January 1, 2005 under the Medicare Prescription Drug Improvement and Modernization Act (the “MMA”), in the physician clinic setting and January 1, 2006, in the hospital outpatient and dialysis settings, Aranesp®, Neulasta® and NEUPOGEN® have been reimbursed under a Medicare Part B payment methodology that reimburses each product at 106% of its average sales price (“ASP”) (sometimes referred to as “ASP+6%”). Effective January 1, 2008, Medicare payment in the hospital outpatient setting reimburses each product at 105% of its ASP. ASP is calculated by the manufacturer based on a statutorily defined formula and submitted to CMS. A product’s ASP is calculated on a quarterly basis and therefore may change each quarter. The ASP in effect for a given quarter (the “Current Period”) is based upon certain historical sales and sales incentive data covering a statutorily defined period of time preceding the Current Period. For example, the ASP based payment rate for Aranesp® that will be in effect for the second quarter of 2008 will be based in part on certain historical sales and sales incentive data for Aranesp® from January 1, 2007 through December 31, 2007. CMS publishes the ASPs for products in advance of the quarter in which they go into effect. In the United States, dialysis providers are primarily reimbursed for EPOGEN® by the federal government through the End Stage Renal Disease (“ESRD”) Program of Medicare. The ESRD Program reimburses approved providers for 80% of allowed dialysis costs; the remainder is paid by other sources, including patients, state Medicaid programs, private insurance, and to a lesser extent, state kidney patient programs. The ESRD Program reimbursement rate is established by federal law and is monitored and implemented by CMS. Effective January 1, 2006, the payment mechanism for separately reimbursed dialysis drugs in both free-standing and hospital-based dialysis centers, including EPOGEN® and Aranesp®, is reimbursed by Medicare at ASP+6% using the same payment amounts used in the physician clinic setting. Beginning in the third quarter of 2007, based on its ongoing assessment for payment of Part B drugs, CMS instituted a single payment limit for Epoetin alfa (EPOGEN® and PROCRIT®). Although we cannot predict the payment levels of EPOGEN® in future quarters or whether Medicare payments for dialysis drugs may be modified by future federal legislation, a decrease in the reimbursement rate for EPOGEN® may have a material adverse effect on our business and results of operations.

In addition, any changes to the ASP calculations directly affect the Medicare reimbursement for our products administered in the physician office, dialysis facility or hospital outpatient setting. These calculations are regularly reviewed for completeness and based on such review, we have revised our reported ASPs to reflect calculation changes both prospectively and retroactively. Partially as a result of our methodology changes, our ASP reimbursement rate for EPOGEN® was reduced for the third quarter of 2007. Further, CMS has proposed revising the methodology for calculating ASP to require the reallocation of price concessions sold under a

“bundled arrangement.” (See also “Item 1A. Risk Factors — Our sales depend on payment and reimbursement from third-party payers, and, to the extent that reimbursement for our products is reduced, this could negatively impact the utilization of our products.”)

Since April 1, 2006, the Medicare reimbursement for ESAs administered to dialysis patients has been subject to a revised Hematocrit Measurement Audit Program Memorandum (“HMA-PM”), a Medicare payment review mechanism used by CMS to audit EPOGEN® and Aranesp® utilization and appropriate hematocrit outcomes of dialysis patients. This policy, EMP, was revised, effective January 1, 2008, requiring a 50% reduction in Medicare reimbursement if a patient’s Hb is above 13 g/dL for three or more consecutive months. In addition, the EMP reduces the monthly dosing limits to 400,000 IUs of EPOGEN®, from 500,000 IUs, and to 1,200 mcgs of Aranesp®, from 1,500 mcgs.

Changes resulting from the MMA, which beginning in 2005 lowered reimbursement for our products, could negatively affect product sales of some of our marketed products. However, we believe that our product sales for 2005, 2006 and 2007 were not significantly impacted by the reimbursement changes resulting from the MMA. However, additional provisions of the MMA and other regulations affecting reimbursement that have gone or may go into effect could affect our product sales and related sales growth in the future. For example, the MMA required a report to Congress and a demonstration project with regard to a bundled payment system for dialysis, including separately billable drugs and EPOGEN®. The report to Congress was issued on February 20, 2008, but the demonstration project, which was scheduled to start in January 2006, has been delayed with no announced start date. Bundling initiatives that have been implemented in other healthcare settings have resulted in lower utilization of services that had not previously been a part of the bundled payment. Because CMS is continuing to study bundled payments in the ESRD setting and legislation is possible, we cannot predict what impact a bundled payments system would have on sales of EPOGEN® or Aranesp® used in the treatment of persons receiving outpatient dialysis services.

Other initiatives reviewing the coverage or reimbursement of our products, including those related to safety, could result in less extensive coverage or lower reimbursement and could negatively affect sales of some of our marketed products. For example, on July 30, 2007, CMS issued its Decision Memorandum which was substantially altered from the Proposed national coverage decision (“NCD”). On January 14, 2008, CMS issued changes to its Medicare National Coverage Determinations Manual, adding the ESA Decision Memorandum, effective for claims with dates of service on and after July 30, 2007 with an implementation date of April 7, 2008. In the Decision Memorandum, CMS determined that ESA treatment was not reasonable and necessary for certain clinical conditions. These conditions include:

•	Any anemia in cancer or cancer treatment patients due to folate deficiency, B-12 deficiency, iron deficiency, hemolysis, bleeding or bone marrow fibrosis;

•	Anemia associated with the treatment of AML, chronic myelogenous leukemias (“CML”) or erythroid cancers;

•	AoC not related to cancer treatment;

•	Any anemia associated only with radiotherapy;

•	Prophylactic use to prevent CIA;

•	Prophylactic use to reduce tumor hypoxia;

•	Patients with erythropoietin-type resistance due to neutralizing antibodies; and

•	Anemia due to cancer treatment if patients have uncontrolled hypertension.

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

We believe this restriction on reimbursement of ESAs in the Decision Memorandum has had and will continue to have a material adverse effect on the use, reimbursement and sales of Aranesp®, and our business and results of operations. Additionally, based on our knowledge, although no private payers have implemented the Decision Memorandum to date, many private payers have implemented the Hb initiation restriction included in the Decision Memorandum. Further, due to difficulties in administering a two-tier medical practice, we believe many healthcare providers have reduced ESA utilization for all of their patients regardless of insurance coverage. Also, although the Decision Memorandum did not directly affect reimbursement for treatment of MDS, we also believe that certain physicians have reduced ESA utilization in this setting. While we cannot fully predict the impact of the Decision Memorandum on how, or under what circumstances, healthcare providers will prescribe or administer our ESAs, it had a significant impact to our business in 2007 and believe that it will significantly impact us in 2008.

In addition, the FDA held a joint meeting of the CRDAC and the DSaRMAC on September 11, 2007, which evaluated the safety data on ESA use in renal disease. Although CMS has made no announcement of a nephrology focused national coverage analysis (“NCA”), any NCD for ESAs in the renal setting, which may include non-coverage and/or new dosing and treatment restrictions similar to those proposed in Decision Memorandum for treatment of anemia in oncology with ESAs, would negatively affect use, reduce reimbursement and coverage, negatively affect product sales of our ESA products and may have a material adverse effect on our business and results of operations.

Research and Development and Selected Product Candidates

Our vision is to deliver therapeutics that can make a meaningful difference in patients’ lives. Therefore, we focus our R&D on novel human therapeutics for the treatment of grievous illness in the core areas of oncology, inflammation, bone and metabolic disorders, however, we also pursue R&D efforts in other therapeutic areas, including general medicine and neuroscience. We take a modality-independent approach to R&D — that is, we identify targets, and then choose the modality best suited to address a specific target. As such, our discovery research programs may yield targets that lead to the development of human therapeutics delivered as proteins, including monoclonal antibodies and peptibodies, or small molecules.

To execute our clinical trial programs, we need to maintain an effective development organization and associated R&D support organizations. We conduct clinical trial activities with both our internal staff and third-party contract clinical trial service providers. In order to increase the number of patients available for enrollment for our clinical trials, we have and will continue to open clinical sites and enroll patients in a number of geographic locations where we have more limited experience conducting clinical trials, including Russia, India, East Asia and some Central and South American countries. (See “Item 1A. Risk Factors — Before we commercialize and sell any of our product candidates, we must conduct clinical trials in humans; if we fail to adequately manage these trials we may not be able to sell future products and our sales could be adversely affected.”)

We have major R&D centers in several locations throughout the United States and in the United Kingdom, as well as, smaller research centers in Canada and Germany, and smaller development facilities throughout Europe and in Canada, Australia, Mexico, Hong Kong and India (see “Item 2. Properties”). As part of our restructuring efforts, we have also moderated expansion of certain R&D facilities throughout the United States, including abandoning leases for certain R&D facilities that will no longer be used in our operations.

In addition to product candidates and marketed products generated from our internal R&D efforts, we acquire companies, acquire and license certain product and technology rights and establish R&D collaborations, which enhance our strategic position within our industry by strengthening and diversifying our R&D capabilities, product pipeline and marketed product base. For example, in July 2007, we completed the acquisitions of Alantos and Ilypsa, providing us with certain clinical-stage drug candidates. Alantos, a privately held company that specialized in the development of drugs for the treatment of diabetes and inflammatory diseases had a DPP-IV inhibitor in phase 2a clinical trials for the treatment of type II diabetes. Ilypsa, a privately held company that specialized in the development of non-absorbed drugs for renal disorders had a phosphate binder in phase 2 clinical trials for the treatment of hyperphosphatemia in CKD patients on hemodialysis. We are continuing the development of these two product candidates. (See Note 8, “Acquisitions” to the Consolidated Financial Statements and “Item 1A. Risk Factors — We may not be able to develop commercial products.”)

In order to continue advancing our expanding pipeline of product candidates and to assist in ensuring that patients around the world are able to benefit from our future products, we are also seeking partners to assist in the development of selected product candidates in our pipeline in certain countries and/or worldwide. For example, in July 2007, we entered into a collaboration and license agreement with Daiichi Sankyo, which provided them the exclusive rights to develop and commercialize denosumab in Japan in PMO and oncology with the potential for additional indications. In February 2008, we entered into a license agreement with Takeda, which provided them the exclusive rights to develop and commercialize for the Japanese market up to 13 early to mid-stage molecules from our pipeline across a range of therapeutic areas, including oncology and inflammation. The molecules covered by the license agreement primarily include: AMG 108, AMG 317, AMG 386, AMG 479, AMG 655 and Vectibix™ (panitumumab). Amgen has the right to participate in the promotion of these products in Japan. In addition, we entered into a collaboration agreement with Takeda for the worldwide development and commercialization of motesanib diphosphate (AMG 706). Each party has the right to participate in the commercialization of motesanib diphosphate in the other party’s territory. In connection with these agreements, Takeda has agreed to acquire our subsidiary in Japan, Amgen K.K.

The following table is a selection of certain of our product candidates by phase of development in our therapeutic areas of focus as of February 27, 2008. Additional product candidate (pipeline) information can be found on our website at (http://www.amgen.com). (This website address is not intended to function as a hyperlink, and the information contained on our website is not intended to be a part of this filing.)

Molecule	Disease/Condition	Therapeutic Area
Phase 3 Programs
Cinacalcet HCl	Cardiovascular disease in patients with secondary hyperparathyroidism and chronic kidney disease undergoing maintenance dialysis	Metabolic Disorders
Darbepoetin alfa	Patients with chronic kidney disease, anemia and type 2 diabetes	General Medicine
Darbepoetin alfa	Anemia in heart failure	General Medicine
Denosumab	Prevention of cancer-related bone damage in breast cancer, prostate cancer and solid tumors	Oncology
Denosumab	Prevention of bone metastases	Oncology
Denosumab	Bone loss induced by hormone ablation therapy in breast cancer or prostate cancer	Oncology
Denosumab	Postmenopausal osteoporosis	Bone
Motesanib diphosphate	First-line non-small cell lung cancer	Oncology
Panitumumab	First- and second-line colorectal cancer	Oncology
Panitumumab	Head and neck cancer	Oncology
Romiplostim*	Immune thrombocytopenic purpura	Oncology

Phase 2 Programs
AMG 102	Various cancer types	Oncology
AMG 108	Rheumatoid arthritis	Inflammation
AMG 222	Type 2 diabetes	Metabolic Disorders
AMG 223	Hyperphosphatemia	General Medicine
AMG 317	Asthma	Inflammation
AMG 386	Various cancer types	Oncology
AMG 479	Various cancer types	Oncology
AMG 655	Various cancer types	Oncology
Cinacalcet HCl	Primary hyperparathyroidism	Metabolic Disorders
Denosumab	Rheumatoid arthritis	Inflammation
Denosumab	Multiple myeloma	Oncology
Motesanib diphosphate	First-line breast cancer	Oncology
Motesanib diphosphate	Thyroid cancer	Oncology
Panitumumab	Locally advanced head and neck cancer	Oncology
rhApo2L/TRAIL	Various cancer types	Oncology
Romiplostim*	Chemotherapy-induced thrombocytopenia in non-small cell lung cancer and lymphoma	Oncology
Romiplostim*	Myelodysplastic syndromes	Oncology

Phase 1 Programs
AMG 221	Type 2 diabetes	Metabolic Disorders
AMG 379	Pain	Neuroscience
AMG 477	Type 2 diabetes	Metabolic Disorders
AMG 557	Systemic lupus erythematosus	Inflammation
AMG 714	Psoriasis	Inflammation
AMG 745	Muscle wasting disorders	General Medicine
AMG 811	Systemic lupus erythematosus	Inflammation
AMG 827	Rheumatoid arthritis	Inflammation
AMG 853	Asthma	Inflammation
Sclerostin Ab (AMG 785)	Bone loss	Bone

*	Program previously identified as AMG 531.

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

The following text provides additional information about selected product candidates, by therapeutic area, that are in human clinical trials.

Oncology

We utilize multiple strategies to develop oncology therapeutics. These approaches include developing products that: (i) kill highly proliferative cells, (ii) inhibit cancer cell nutrient supply and (iii) interdict growth control and cell survival signals. Many of our oncology programs target numerous cancer types.

Vectibix™ (panitumumab)

Vectibix™ targets the EGFr. The EGFr pathway is important in normal and tumor cell growth, and dysregulation of this pathway has been associated with cancer. EGFr is a proven target in oncology. Vectibix™ is a fully-human monoclonal IgG2 antibody binding to the EGFr and is being evaluated for the treatment of various types of cancer (solid tumors).

We performed a biomarker analysis which indicated that in mCRC patients who have failed all other chemotherapeutic regimens, the efficacy of Vectibix™ monotherapy is confined to patients with non-mutated (wild-type) KRAS tumors. Specifically, in patients with non-mutated KRAS tumors, Vectibix significantly increased PFS and had an impact on quality of life and disease-related symptoms, compared to best supportive care alone. Indeed, patients whose tumors contained these mutations did not seem to benefit from Vectibix™ treatment. As a result of our KRAS analyses, we have amended the protocols of our ongoing phase 3 studies for the treatment of first-line and second-line mCRC that were initiated in 2006 to test the effects of adding Vectibix™ to chemotherapy according to KRAS status. In January 2008, we disclosed interim safety results from our first- and second-line studies in mCRC. The independent Data Monitoring Committee’s reviews of the pooled safety data from both arms of these trials recommended the studies continue per protocol. Our phase 2 studies in first- and second-line CRC initiated in 2006 (STEPP, SPIRTT, PRECEPT) are ongoing.

In 2007, we initiated a phase 3 study for the first-line treatment of metastatic head and neck cancer (“SCCHN”) as well as two randomized phase 2 studies in locally advanced SCCHN testing Vectibix™ in combination with chemoradiotherapy or with radiotherapy alone. Vectibix™ is also being investigated in combination with other investigational anti-cancer therapies.

AMG 102

AMG 102 is a fully human monoclonal antibody that targets the action of hepatocyte growth factor/scatter factor (“HGF/SF”). HGF/SF signaling, through its receptor c-Met, appears to play an important role in many types of human cancers. Phase 2 studies of AMG 102 initiated in 2006 as a potential cancer therapeutic for Renal Cell Carcinoma (“RCC”) and Glioblastoma Multiforme (“GBM”) are ongoing.

AMG 386

AMG 386 is a recombinant Fc-peptide fusion protein (peptibody) targeting angiopoietins. AMG 386 is designed to bind angiopoietins 1 and 2, thereby inhibiting Tie2 dependent stimulation of endothelial cells. Angiopoietins, together with vascular endothelial growth factors (“VEGFs”), are key cytokines that regulate neovascularization. In 2007, we initiated four phase 2 studies of AMG 386 for the treatment of RCC, metastatic breast cancer, ovarian cancer and gastric cancer.

AMG 479

AMG 479 is a fully human monoclonal antibody that binds to insulin-like growth factor-1 receptor without cross-reacting with the closely related insulin receptor. A phase 1 clinical study to evaluate the safety and tolerability of AMG 479 monotherapy is ongoing. Phase 1 combination studies with gemcitabine or panitumumab are also ongoing. In 2007, we initiated a phase 2 study of AMG 479 as a potential cancer therapeutic in Ewing’s Sarcoma.

AMG 655

AMG 655 is a fully human monoclonal antibody agonist directed against Death Receptor 5 (“DR5”). AMG 655 is designed to activate caspases and induces apoptosis in sensitive tumor cells. Phase 1b/2 studies in pancreatic cancer, NSCLC, CRC and soft tissue sarcoma are ongoing.

rhApo2L/TRAIL

rhApo2L/TRAIL is a soluble recombinant human protein that targets the pro-apoptotic death receptors DR4 and DR5, which are involved in the regulation of apoptosis (programmed cell death). rhApo2L/TRAIL is being evaluated as a potential cancer therapeutic. A phase 1b study of CRC initiated in 2006 is ongoing. Phase 2 studies were initiated in 2007 for the treatment of NSCLC in combination with chemotherapy both with and without bevacizumab and NHL as a monotherapy and in combination with rituximab. We are developing this product in collaboration with Genentech.

Motesanib diphosphate

Motesanib diphosphate is a highly selective, oral agent that is being evaluated for its ability to inhibit angiogenesis and lymphangiogenesis by targeting vascular endothelial growth factor receptors 1, 2 and 3 (“VEGFR1-3”). It is also under investigation for its potential direct anti-tumor activity by targeting platelet-derived growth factor receptor (“PDGFR”) and stem cell factor receptor (“c-kit”) signaling, which may also confer direct anti-tumor activity. In February 2008, we announced that Takeda will become our worldwide partner for motesanib diphosphate in addition to an exclusive collaboration on up to 13 other programs in the Japanese market (see “Joint Ventures and Business Relationships — Takeda Pharmaceutical Company Limited”).

In 2007, enrollment began for a phase 3 study in NSCLC. Additionally, we are conducting head-to-head phase 2 studies of this agent versus bevacizumab in the treatment of metastatic breast cancer and NSCLC. Motesanib diphosphate is also being investigated in combination with other anti-cancer therapies. Phase 1b combination studies in multiple tumor types are ongoing.

In 2007, we completed a phase 2 trial in advanced thyroid cancer and were encouraged by the clear evidence of biological activity in this setting, as judged by response rate criteria. However, based on our discussions with the FDA, we have decided not to file for approval for motesanib diphosphate in thyroid cancer until there is more clarity on what a regulatory filing package would constitute for this indication.

Romiplostim (formerly known as AMG 531)

Romiplostim (Nplate™) is a protein called a peptibody. The active peptide component stimulates the thrombopoietin (“TPO”) receptor resulting in increased platelet production. It is being investigated for the treatment of chronic ITP. ITP is an autoimmune bleeding disorder characterized by an abnormal decrease in platelets, a condition known as thrombocytopenia.

Data from two phase 3 clinical studies evaluating romiplostim for the treatment of thrombocytopenia in ITP (studying pre- and post-splenectomy ITP) met both primary and secondary endpoints. Based on positive results from these studies, we submitted a BLA with the FDA for the treatment of thrombocytopenia in adult patients with chronic ITP in October 2007 and also completed regulatory filings for this indication in Europe, Canada and Australia. The FDA has granted priority review for Nplate™ which will be discussed at the March 2008 ODAC meeting. We expect a regulatory decision in the first half of 2008.

We are also evaluating AMG 531 in MDS and chemotherapy-induced thrombocytopenia (“CIT”). Phase 2 studies in each setting were initiated in 2006. The trials are currently ongoing and we continue to evaluate the safety and efficacy of AMG 531 in these settings.

Inflammation

AMG 108

AMG 108 is a fully human monoclonal antibody that targets inhibition of the action of interleukin-1 (“IL-1”), a cytokine known to play a role in the joint destruction associated with rheumatoid arthritis. We recently completed a phase 2 clinical study to investigate the treatment of rheumatoid arthritis and are evaluating the results. We are also evaluating AMG 108 for the treatment of type II diabetes.

AMG 317

AMG 317 is a fully human monoclonal antibody that is under investigation for its ability to block the actions of interleukin-4 (“IL-4”) and interleukin-13 (“IL-13”), cytokines that are believed to play a role in asthma. We completed phase 1 clinical studies evaluating the safety and tolerability of AMG 317. In 2007, we initiated phase 2 dose-ranging studies in patients with moderate to severe asthma.

Bone

Denosumab

Denosumab is a fully human monoclonal antibody that specifically targets the receptor activator of nuclear factor kappa B ligand (“RANKL”), a key mediator of the cells responsible for bone breakdown. Denosumab is being studied across a range of conditions, including osteoporosis, treatment-induced bone loss, bone metastases, rheumatoid arthritis, and multiple myeloma.

Currently, we are conducting a number of phase 3 studies of denosumab in the treatment of PMO. In 2007, we disclosed that the 48 month data from our phase 2 PMO treatment study met primary and all secondary endpoints. We also disclosed that the phase 3 PMO prevention study met primary and all secondary endpoints. In January 2008, we disclosed that the head-to-head study comparing the effects of twice-yearly subcutaneous injections of denosumab versus weekly oral doses of alendronate (FOSAMAX® ) on bone mineral density (“BMD”) in postmenopausal women with low BMD met primary and all secondary endpoints. In the second half of 2008, we expect to receive data from additional PMO trials including the phase 3 fracture study.

Denosumab is also being studied in patients with breast cancer, prostate cancer, other solid tumors or multiple myeloma for treatment to prevent skeletal related events (“SRE”). All of the phase 3 SRE clinical studies are ongoing. The phase 3 study evaluating denosumab in patients with non-metastatic prostate cancer to prevent bone metastases is also ongoing. Denosumab is also being evaluated in bone loss induced by hormone ablation therapy (“HALT”) for breast cancer and prostate cancer. In 2007, we disclosed that the phase 3 HALT breast cancer study met primary and all secondary endpoints. In 2008, we expect to receive data from our phase 3 HALT prostate cancer study.

Sclerostin Ab (AMG 785)

Sclerostin Ab (AMG 785), an antibody that targets sclerostin, is being developed in collaboration with UCB. Sclerostin is a protein secreted by bone cells that inhibits bone formation. Sclerostin Ab is being investigated as a therapeutic for various conditions and diseases associated with bone loss. In September 2007, we presented data from our phase 1 study for the treatment of diseases associated with bone loss. The data demonstrated that single doses increased BMD in healthy postmenopausal women.

Metabolic Disorders

Sensipar® (cinacalcet HCl)

The E.V.O.L.V.E.™ (EValuation Of Cinacalcet HCl Therapy to Lower CardioVascular Events) trial, initiated in 2006, is a large (3,800 patient), multi-center, international, randomized, double-blind study to assess the effects of Sensipar® on mortality and cardiovascular morbidity in patients with CKD undergoing maintenance dialysis. The E.V.O.L.V.E.™ study completed enrollment in January 2008. Additionally, Sensipar® is being evaluated for use in primary hyperparathyroidism.

AMG 222

AMG 222 targets inhibition of DPP-IV for the treatment of type II diabetes. We acquired the rights to this compound in 2007 through our acquisition of Alantos. A phase 2a study is ongoing in this disease setting in collaboration with Servier, which owns the rights outside the United States.

General Medicine

Aranesp® (darbepoetin alfa)

The Trial to Reduce Cardiovascular Events with Aranesp® Therapy (“TREAT”) phase 3 study, initiated in 2004, is a large (4,000 patient), multi-center, randomized, double-blind, controlled trial designed to determine the impact of anemia therapy with darbepoetin alfa on mortality and non-fatal cardiovascular events in patients with CKD, anemia and type 2 diabetes. In July 2007, we disclosed that the independent Data Safety Monitoring Committee (“DSMC”) completed a pre-specified, unblinded review of the data at a point where 40% of the targeted number of fully adjudicated events had been recorded. The DSMC recommended that the study continue without modification. In December 2007, the TREAT study completed enrollment.

The Reduction of Events with Darbepoetin alfa in Heart Failure (“RED-HF™”) Trial phase 3 study, initiated in 2006, is a large (3,400 patient), global, randomized, double-blind, placebo-controlled study to evaluate the effect of treatment of anemia with darbepoetin alfa on morbidity and mortality in patients with symptomatic left ventricular heart failure. The RED-HF™ Trial continues to enroll patients.

AMG 223

AMG 223 is a novel polymeric phosphate binder being evaluated for the treatment of hyperphosphatemia in CKD patients on hemodialysis. We acquired the rights to this compound in 2007 through our acquisition of Ilypsa. A phase 2 study in this disease setting was completed by Ilypsa in 2007. We are currently conducting a phase 2b study in this disease setting.

Other Programs

Kepivance® (palifermin)

Kepivance® is approved to decrease the incidence and duration of severe oral mucositis (mouth sores) in patients with hematologic (blood) cancers undergoing high-dose chemotherapy, with or without irradiation, followed by bone marrow transplant. In January 2008, we disclosed results from a preliminary analysis of two clinical studies, in resected and unresected HNC. Kepivance® met its primary endpoint of reducing the incident of severe oral mucositis in patients who are undergoing chemotherapy. At the same time we also saw a trend favoring a reduction in duration and severity of oral mucositis and the use of narcotic analgesics. However these trends when adjusted for multiple comparisons were not statistically significant. The safety profile for Kepivance® in this setting was similar to what was seen in the placebo treated patient. We also have ongoing phase 2 studies to determine safety and anti-mucositis activity in patients receiving radiation and/or chemotherapy for NSCLC and colon cancer.

Competition

The competitive environment among biotechnology, pharmaceutical and other companies that research, develop, manufacture or market biologics and pharmaceuticals is intense and increasing. We compete with these entities in all areas of our business, including attracting and retaining qualified scientific, technical and operational personnel. (See “Item 1A. Risk Factors — Our marketed products face substantial competition and other companies may discover, develop, acquire or commercialize products before or more successfully than we do.”)

Our products’ competitive position among other biologic and pharmaceutical products may be based on, among other things, patent position, product efficacy, safety, reliability, availability, patient convenience/delivery devices, price and reimbursement. Certain of our products face substantial competition from products marketed by large pharmaceutical corporations, which may have greater clinical, research, regulatory, manufacturing, marketing, financial and human resources than we do. In addition, the introduction of new products or the development of new processes by competitors or new information about existing products may result in product replacements or price reductions, even for products protected by patents. Further, the development of new treatment options or standard of care may require less use of our products, particularly in supportive cancer care. For example, the development of new treatments for cancer, such as targeted therapies including monoclonal antibodies, or chemotherapy regimens that are less myelosuppressive may require less Aranesp® or Neulasta®/NEUPOGEN®.

We expect to face increasingly intense competition, including new and existing technologies and competitive pressures associated with biosimilar and other products. For example, our principal European patent relating to erythropoietin expired on December 12, 2004 and our principal European patent relating to G-CSF expired on August 22, 2006. As these patents have expired, some companies have and other companies may receive approval for and market biosimilar products and other products to compete with our products in the EU, presenting additional competition to our products, as discussed further below. (See “Item 1A. Risk Factors — Our marketed products face substantial competition and other companies may discover, develop, acquire or commercialize products before or more successfully than we do.”) In 2006, the EMEA developed and issued final regulatory guidelines related to the development and approval of biosimilar products. The final guidelines included clinical trial guidance for certain biosimilar products including erythropoietins and G-CSFs, which guidance recommends that applicants seeking approval of such biosimilar products conduct fairly extensive pharmacodynamic, toxicological, clinical safety studies and a pharmacovigilance program. In the United States, there currently is no legal approval pathway for the approval of BLAs for biosimilars. A number of events would need to occur before these products could enter the market, including passage of legislation by Congress to create a new approval pathway and, depending on the specific provisions of any such legislation, promulgation of associated regulations or guidance by the FDA. In 2007, several members of Congress expressed interest in the issue, a number of bills were introduced, the House of Representatives and the Senate held hearings on biosimilars and the Senate Committee on Health, Education, Labor, and Pensions (“HELP”) voted on legislation in June 2007. However, no final legislation was passed in either chamber of Congress. Given the continuing interest of Congress in the issue, it is possible legislation on biosimilars will also be considered in 2008. It is unknown what type of regulatory framework, what legal provisions and what timeframes for issuance of regulations or guidance any final legislation would contain. Until such legislation is created, we cannot predict when biosimilars could appear in the United States. (See “Patents and Trademarks.”)

Some of our competitors are actively engaged in R&D in areas where we have products or where we are developing product candidates or new indications for existing products. For example, we compete with other clinical trials for eligible patients, which may limit the number of available patients who meet the criteria for certain clinical trials. The competitive marketplace for our product candidates is significantly dependent upon the timing of entry into the market. Early entry may have important advantages in gaining product acceptance, contributing to the product’s eventual success and profitability. Accordingly, in some cases, the relative speed with which we can develop products, complete the clinical testing, receive regulatory approval and supply commercial quantities of the product to the market is expected to be important to our competitive position.

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

NEUPOGEN® competes with Neulasta® in the United States and Europe. U.S. and international NEUPOGEN® sales have been adversely impacted by conversion to Neulasta®. However, we believe that most of the conversion in the United States and Europe had already occurred by December 31, 2007.

The following table reflects companies and their currently marketed products that primarily compete with Aranesp®, Neulasta® and NEUPOGEN® in the United States and internationally in the supportive cancer care segment.

Amgen Marketed Product	Competitor Marketed Product	Competitor
Aranesp® — U.S.	PROCRIT®	J&J
Aranesp® — International	EPREX® / ERYPO®	Janssen-Cilag(1)
Aranesp® — International	NeoRecormon®	Roche
Aranesp® — International	Retacrit™(2) / Silapo®(2)	Hospira Enterprise B.V. (“Hospira”) / Stada Arzneimittel AG (“Stada”)
Aranesp® — International	Binocrit®(2) / Epoetin Alpha Hexal®(2) / Abseamed®(2)	Sandoz GmbH (“Sandoz”) / Hexal Biotech Forschungs GmbH (“Hexal”)/ Medice Arzneimittel Pütter GmbH & Co. KG (“Medice”)
Neulasta®/NEUPOGEN® — U.S.	Leukine®	Bayer HealthCare Pharmaceuticals
Neulasta®/NEUPOGEN® — U.S.	Ethyol®	MedImmune Oncology, Inc.
Neulasta®/NEUPOGEN® — International	Granocyte®	Chugai Pharmaceuticals Co., Ltd. / Sanofi-Aventis
Neulasta®/NEUPOGEN® — International	Leucomax®	Novartis AG (“Novartis”)
Neulasta®/NEUPOGEN® — International	Neu-up®	Kyowa Hakko Kogyo Co., Ltd.

(1)	A subsidiary of J&J.
(2)	Biosimilar products that were approved and launched in certain EU countries in 2007.

In addition to competition from the above-noted products, Affymax Inc. (“Affymax”)/Takeda are co-developing, Hematide™, an erythropoietin mimetic for the treatment of anemia. Although we cannot predict with certainty when the first G-CSF biosimilar products could appear on the market in the EU, with the February 21, 2008 positive opinion from the Committee for Medicinal Products for Human Use (“CHMP”), we expect that the first G-CSF biosimilar product will be approved in the EU in the first half of 2008 and could be available shortly thereafter, and that it would compete with Neulasta® and NEUPOGEN®.

Nephrology

Any products or technologies that are directly or indirectly successful in addressing anemia associated with CRF could negatively impact product sales for Aranesp® and EPOGEN®. In the United States, Aranesp® and EPOGEN® compete with each other, primarily in the U.S. hospital dialysis clinics and there was a conversion from EPOGEN® to Aranesp® in this setting, however we believe that the conversion has stabilized.

Additionally, Aranesp® competes internationally with other companies’ marketed products to treat anemia associated with CRF. The following table reflects other companies and their currently marketed products that primarily compete with Aranesp® in the United States and internationally in the nephrology segment.

Amgen Marketed Product	Competitor Marketed Product	Competitor
Aranesp® — U.S.	PROCRIT®(1)	J&J
Aranesp® — International	EPREX® / ERYPO®	Janssen-Cilag
Aranesp® — International	NeoRecormon®	Roche
Aranesp® — International	MIRCERA®(2)	Roche
Aranesp® — International	Dynepo®	Shire Pharmaceutical Group Plc (“Shire”)
Aranesp® — International	Retacrit™(3) / Silapo®(3)	Hospira / Stada
Aranesp® — International	Binocrit®(3) / Epoetin Alpha Hexal®(3) / Abseamed®(3)	Sandoz /Hexal /Medice

(1)	In the United States, Aranesp® competes with PROCRIT® in the pre-dialysis setting.
(2)	Approved by the European Commission in July 2007 and launched in certain EU countries shortly thereafter.
(3)	Biosimilar products that were approved and launched in certain EU countries in 2007.

In addition to competition from the above-noted products, Affymax/Takeda are co-developing, Hematide™, an erythropoietin mimetic for the treatment of anemia.

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

Inflammatory disease

Any products or technologies that are directly or indirectly successful in treating moderate to severe rheumatoid arthritis, moderate to severe juvenile rheumatoid arthritis, psoriatic arthritis, ankylosing spondylitis and moderate to severe plaque psoriasis could negatively impact product sales for ENBREL. Current treatments for these indications include generic methotrexate and other products.

The following table reflects companies and their currently marketed products that primarily compete with ENBREL in the United States and Canada in the inflammatory disease setting.

Amgen Marketed Product	Competitor Marketed Product	Competitor
ENBREL — U.S. & Canada	REMICADE®	Centocor, Inc.(1) / Schering Plough Corporation
ENBREL — U.S. & Canada	HUMIRA®	Abbott
ENBREL — U.S. & Canada	Raptiva®	Genentech
ENBREL — U.S. & Canada	Amevive®	Biogen IDEC Inc. (“Biogen”)
ENBREL — U.S. & Canada	Orencia®	Bristol-Myers Squibb Corporation (“BMS”)
ENBREL — U.S. & Canada	Neoral®	Novartis
ENBREL — U.S. & Canada	Arava®	Sanofi-Aventis
ENBREL — U.S. & Canada	Rheumatrex®	DAVA Pharmaceuticals, Inc.
ENBREL — U.S. & Canada	Trexall™	Duramed Pharmaceuticals, Inc.(2)
ENBREL — U.S. & Canada	Rituxan®	Genentech
ENBREL — U.S. & Canada	Soriatane®	Connetics Corporation(3)

(1)	A subsidiary of J&J.
(2)	A subsidiary of Barr Pharmaceuticals, Inc.
(3)	A subsidiary of Stiefel Laboratories, Inc.

In addition, a number of companies have cytokine inhibitors in development, including GlaxoSmithKline plc (“GlaxoSmithKline”), Pfizer Inc. (“Pfizer”), Repligen Corporation and Taisho Pharmaceutical Co., Ltd., which may compete with ENBREL. On December 4, 2007, J&J filed a BLA with the FDA and a market authorization application (“MAA”) with the EMEA for CNTO 1275 (ustekinumab) to treat adults with moderate to severe plaque psoriasis. On February 4, 2008, the FDA accepted the BLA for review. J&J is also developing CNTO 148 (golimumab) for the treatment of rheumatoid arthritis. Roche filed a BLA for its rheumatoid arthritis candidate Actemra (tocilizumab) on November 21, 2007. Abbott is developing ABT-874, which is a psoriasis drug. UCB has partnered with Nektar Therapeutics to develop Cimzia® (PEGylated anti-TNF) for the treatment of rheumatoid arthritis and Crohn’s disease. On February 6, 2008, the FDA agreed to accept, for filing and review, a BLA for Cimzia®.

Oncology

Any products or technologies that are directly or indirectly successful in treating mCRC after disease progression on, or following fluoropyrimidine-, oxaliplatin- and irinotecan- containing chemotherapy regimens could negatively impact product sales for Vectibix™. In October 2006, Vectibix™ was launched in the United States. In December 2007, the European Commission granted a conditional marketing authorization for Vectibix® in the EU. In early 2008, we launched Vectibix® in certain EU countries.

Amgen Marketed Product	Competitor Marketed Product	Competitor
Vectibix™ — U.S.	Erbitux®	Imclone Systems Incorporated (“Imclone”)/ BMS
Vectibix™ — International	Erbitux®	Merck KGaA

Product candidates

We are currently studying new product candidates, including denosumab and Nplate™, and currently marketed products for new indications, including Vectibix™, which, if approved, we expect will enter into highly competitive markets. If successful, these product candidates will face substantial competition from products currently marketed as well as those under development by other biotechnology and pharmaceutical companies. For example, the bone loss setting, in which denosumab would compete, is currently comprised of three therapeutic classes: bisphosphonates, selective estrogen receptor modulators and anabolic agents. Competitive intensity will increase in the bone loss setting with the expected approval of new agents.

The following table reflects other companies and their currently marketed products that will primarily compete with denosumab, if approved:

Amgen Product Candidate	Competitor Marketed Product	Potential Competitor
Denosumab	FOSAMAX®	Merck & Co., Inc. (“Merck”)
Denosumab	Actonel®	Procter & Gamble /Aventis
Denosumab	Boniva®/Bonviva®	Roche / GlaxoSmithKline
Denosumab	Evista®	Eli Lilly and Company (“Eli Lilly”)
Denosumab	Forteo®/Forsteo™	Eli Lilly
Denosumab	Miacalcin®	Novartis
Denosumab	Zometa®	Novartis
Denosumab	Aredia®	Novartis
Denosumab	Aclasta®/Reclast®	Novartis

Merck’s patent covering the use of FOSAMAX® to treat bone loss expired in the United States in February 2008. Following the patent expiry, generic aledronate became available from Teva Pharmaceutical Industries Ltd. and is expected to be available from other companies. GlaxoSmithKline is in the development of PROMACTA®, which is in phase 3, and may compete with Nplate™.

Manufacturing and Raw Materials

Manufacturing

Our manufacturing operations consist of bulk manufacturing, formulation, fill and finish activities which produce Aranesp®, Epoetin alfa, Neulasta®, NEUPOGEN®, ENBREL, Vectibix™ and other products and product candidates for both commercial and clinical purposes. Bulk manufacturing includes fermentation and cell culture, which are the processes in which our proteins are produced. The proteins are purified to a high quality and then formulated into a stable form. The fill process puts the formulated bulk protein into the vials or syringes used by patients or those that administer treatment to patients. Finally, in the finish process, our products are packaged for distribution. We operate commercial and clinical manufacturing facilities in several locations throughout the United States, Puerto Rico and the Netherlands (see “Item 2. Properties”). Manufacturing of Sensipar®, our small molecule product, is performed entirely by third-party contractors.

We actively manage our inventory supply produced at our manufacturing facilities and the supply produced by our third-party contract manufacturers. We expect to continue to use third-party contract manufacturers to produce or assist in the production of certain of our existing products and a number of our late-stage product candidates. (See “Item 1A. Risk Factors — We must build the framework for our future growth, and if we fail to execute on our initiatives our business could be adversely affected.”)

Commercial Bulk Manufacturing

We operate commercial bulk manufacturing facilities in several locations throughout the United States and in Puerto Rico (see “Item 2. Properties”). Other than for ENBREL, we perform all of the commercial bulk manufacturing for our proteins.

In addition to commercial quantities of bulk ENBREL produced at our Rhode Island facility, the Company and Wyeth also have a contract manufacturing agreement with Boehringer Ingelheim Pharma KG (“BI Pharma”) for the production of additional supply of ENBREL. We also have a global supply agreement with Wyeth related to the manufacture, supply, inventory and allocation of bulk supplies of ENBREL. Under this agreement, the Company and Wyeth share the total worldwide bulk supply of ENBREL produced by Amgen’s Rhode Island manufacturing facility, BI Pharma’s manufacturing facility in Germany and Wyeth’s manufacturing facility in Ireland.

Our supply of ENBREL is significantly dependent on product manufactured by BI Pharma, and, accordingly, we have made significant purchase commitments to BI Pharma. Under our supply agreements, BI Pharma has reserved a specified level of production capacity for ENBREL, and we are committed to using at least that level of capacity. We are required to submit a rolling three-year forecast for manufacturing the bulk drug for ENBREL and a rolling forecast for a shorter period for the number of finished vials of ENBREL. We will be responsible for substantial payments to BI Pharma if we fail to use the minimum production capacity that BI Pharma has reserved for ENBREL each calendar year or if the BI Pharma supply agreement is terminated prematurely under specified conditions. (See Note 9, “Commitments” to the Consolidated Financial Statements.)

In addition to producing our own commercial quantities of Epoetin alfa, we also supply Epoetin alfa in the United States to J&J under a supply agreement (see “Joint Ventures and Business Relationships — Johnson & Johnson”).

Commercial Formulation, Fill and Finish

We operate a commercial formulation, fill and finish manufacturing facility in Puerto Rico and conduct certain finish activities in the Netherlands (see “Item 2. Properties”). Other than for ENBREL, Vectibix™ and certain less significant marketed products, we perform substantially all of the formulation, fill and finish activities for our proteins. In addition to the formulation, fill and finish of ENBREL performed by us in Puerto Rico or by BI Pharma for the ENBREL they manufacture and supply to us, fill and finish of a certain portion of ENBREL is also performed by other third-party contract manufacturers.

In addition to the above-noted manufacturing activities, our operations in Puerto Rico perform key manufacturing support functions, including quality control, process development, procurement and production scheduling. Our global supply of our principal products is significantly dependent on the uninterrupted and efficient operation of these Puerto Rico facilities (see “Item 1A. Risk Factors — We manufacture and formulate, fill and finish substantially all our products at our Puerto Rico manufacturing facility; if significant natural disasters or production failures occur at this facility, we may not be able to supply these products”).

Clinical Manufacturing

Clinical bulk manufacturing, formulation, fill and finish manufacturing facilities are operated in several locations throughout the United States and in Puerto Rico (see “Item 2. Properties”). Certain finishing for our clinical products is performed in the Netherlands. In addition, we also utilize third-party contract manufacturers to perform manufacturing activities for certain of our clinical products.

Manufacturing Developments

In connection with our restructuring plan, we made changes to certain capital projects and closed certain production operations. These actions were primarily focused on rationalizing our worldwide network of manufacturing facilities in order to gain cost efficiencies while continuing to meet future commercial and clinical demand for our products and product candidates. In particular, these actions included the indefinite postponement of our planned Ireland manufacturing operations, certain revisions to our planned manufacturing expansion in Puerto Rico, the accelerated closure of one of our ENBREL commercial bulk manufacturing operations in West Greenwich, Rhode Island and the closure of a clinical manufacturing facility in Thousand Oaks, California.

Manufacturing Initiatives

We have a number of key ongoing initiatives to assist in meeting our future manufacturing needs. In order to maintain supply, mitigate risks associated with the vast majority of our formulation, fill and finish operations being performed in a single facility and to adequately prepare to launch a number of our late-stage product candidates, we must successfully implement a number of manufacturing projects on schedule, operate our facilities at appropriate production capacity over the next few years, continue our use of third-party contract manufacturers and maintain a state of regulatory compliance. Key manufacturing projects include: (i) expansion of our existing bulk protein facilities at our Puerto Rico site for the production of our late-stage product candidate denosumab; (ii) construction, qualification and licensure of a new formulation and filling facility at our Puerto Rico site and (iii) expansion of our Fremont, California facility to support future product launches. (See “Item 1A. Risk Factors — Difficulties, disruptions or delays in manufacturing or failure to comply with manufacturing regulations may limit supply of our products and limit our product sales.”)

Raw Materials

Certain raw materials, medical devices and components necessary for our commercial manufacturing of our products are the proprietary products of single-source unaffiliated third-party suppliers. In some cases, such proprietary products are specifically cited in our drug application with the FDA so that they must be obtained from that specific sole source and could not be obtained from another supplier unless and until the FDA approved that other supplier. We currently attempt to manage the risk associated with such sole-sourced raw materials by active inventory management, relationship management and alternate source development, when feasible. We monitor the financial condition of certain suppliers, their ability to supply our needs and the market conditions for these raw materials. Also, certain of the raw materials required in the commercial and clinical manufacturing and the formulation of our products are derived from biological sources, including mammalian tissues, bovine serum and human serum albumin (“HSA”). We are investigating alternatives to certain biological sources and alternative manufacturing processes that do not require the use of certain biologically-sourced raw materials as such raw materials may be subject to contamination and/or recall. Also, some countries in which we market our products may restrict the use of certain biologically derived substances in the manufacture of drugs. A material shortage, contamination, recall and/or restriction of the use of certain biologically derived substances in the manufacture of our products could adversely impact or disrupt our commercial manufacturing of our products or could result in a mandated withdrawal of our products from the market. (See “Item 1A. Risk Factors — We rely on single third-party suppliers for some of our raw materials, medical devices and components; if these third parties fail to supply these items, we may be unable to supply our products.”)

Joint Ventures and Business Relationships

From time to time, we may enter into joint ventures and other business relationships to provide additional development, manufacturing and marketing capabilities. In addition to our internal R&D efforts, we have acquired certain product rights and have established R&D collaborations to enhance our R&D capabilities and internally developed product pipeline. Our R&D collaborations generally consist of non-refundable, upfront license fees, R&D and commercial performance milestones, cost sharing, royalties and/or profit sharing. Additionally, these collaborations may include manufacturing and co-promotion arrangements. Our collaboration agreements with third parties are performed on a “best efforts” basis with no guarantee of either technological or commercial success.

Kirin Holdings Company, Limited

We formed KA, a 50-50 joint venture with Kirin in 1984. KA develops and commercializes certain of our and Kirin’s product rights, which have been transferred to this joint venture. KA has given exclusive licenses to us to manufacture and market: (i) darbepoetin alfa in the United States, all European countries, Canada, Australia, New Zealand, Mexico, all Central and South American countries and certain countries in Central Asia, North Africa and the Middle East, (ii) pegfilgrastim and G-CSF in the United States, Europe, Canada, Australia and New Zealand and (iii) recombinant human erythropoietin in the United States. We currently market darbepoetin alfa, pegfilgrastim, G-CSF and recombinant human erythropoietin under the brand names Aranesp® , Neulasta®, NEUPOGEN® and EPOGEN®, respectively.

KA has also given exclusive licenses to Kirin to manufacture and market: (i) darbepoetin alfa in Japan, the People’s Republic of China (“China”), Taiwan, Korea and certain other countries in Southeast Asia, (ii) pegfilgrastim and G-CSF in Japan, Taiwan and Korea and (iii) recombinant human erythropoietin in Japan. Kirin markets G-CSF and recombinant human erythropoietin in China under a separate agreement with KA. Kirin markets its G-CSF product in its respective territories under the trademark GRAN® . Kirin markets its recombinant human erythropoietin product in Japan under the trademark ESPO®. Kirin received manufacturing and marketing approval for darbepoetin alfa in Japan under the brand name NESP® on April 18, 2007.

KA has licensed to J&J rights to recombinant human erythropoietin in certain geographic areas of the world outside the United States, China and Japan (see “- Johnson & Johnson”). Under its agreement with KA, J&J pays a royalty to KA based on sales. KA has also licensed to Roche rights to pegfilgrastim and G-CSF in certain geographic areas of the world.

During 2005 certain of our and Kirin’s product rights related to AMG 531 were transferred to KA. In return, KA has given us and Kirin exclusive licenses to manufacture and market AMG 531 in certain territories.

In connection with our various license agreements with KA, we pay KA royalties based on product sales. In addition, we also receive payment from KA for conducting certain R&D activities on their behalf (see Note 4, “Related party transactions” to the Consolidated Financial Statements).

Johnson & Johnson

We granted J&J a license to commercialize recombinant human erythropoietin as a human therapeutic in the United States in all markets other than dialysis. All recombinant human erythropoietin sold by J&J in the United States is manufactured by us and sold by J&J under the trademark PROCRIT® (Epoetin alfa). PROCRIT® brand Epoetin alfa is identical to EPOGEN® brand Epoetin alfa, which is manufactured and sold by us in the U.S. dialysis market. Pursuant to the license agreement with J&J, we earn a 10% royalty on net sales of PROCRIT® by J&J in the United States.

Outside the United States, with the exception of China and Japan, J&J was granted rights to manufacture and commercialize recombinant human erythropoietin as a human therapeutic for all uses under a licensing agreement with KA. With respect to its sales outside of the United States, J&J manufactures and commercializes its own brand of Epoetin alfa which is then sold by J&J under various trademarks such as EPREX® and ERYPO®. We are not involved in the manufacture of Epoetin alfa sold by J&J outside of the United States. (See Note 10, “Contingencies — Johnson & Johnson Matters — Arbitration/Demand for Separate BLA and — Ortho Biotech Antitrust Litigation” to the Consolidated Financial Statements.)

Wyeth

Amgen and Wyeth market and sell ENBREL under a co-promotion agreement in the United States and Canada for all approved indications. The rights to market ENBREL outside of the United States and Canada are reserved to Wyeth. Under the co-promotion agreement, a management committee comprised of equal representation from Wyeth and Amgen is responsible for overseeing the marketing and sales of ENBREL including: strategic planning, the approval of an annual marketing plan, product pricing and the establishment of a brand team. The brand team, with equal representation from each party, prepares and implements the annual marketing plan, which requires a minimum level of financial and sales personnel commitment from each party, and is responsible for all sales activities. Further, pursuant to the co-promotion agreement, Wyeth and Amgen each pay a defined percentage of all selling and marketing expenses approved by the management committee. In addition, we pay Wyeth a percentage of the annual gross profits of ENBREL, which reflect the sharing of manufacturing costs in the United States and Canada attributable to all approved indications for ENBREL on a scale that increases as gross profits increase; however, we maintain a majority share of ENBREL profits. Under the co-promotion agreement, Wyeth is required to reimburse Amgen for: (i) certain clinical and regulatory expenses we incur in connection with the filing and approval of any new indications for ENBREL in the United States and Canada, (ii) certain specified patent expenses related to ENBREL and (iii) certain costs, expenses and liabilities associated with the manufacture, use, or sale of ENBREL in the United States and Canada.

We also have a global supply agreement with Wyeth related to the manufacture, supply, inventory and allocation of bulk supplies of ENBREL. Under this agreement, the Company and Wyeth share the total worldwide bulk supplies of ENBREL produced by Amgen’s Rhode Island manufacturing facility, BI Pharma’s manufacturing facility in Germany and Wyeth’s manufacturing facility in Ireland.

Fresenius Medical Care North America, Inc.

In October 2006, we entered into a five-year sole sourcing and supply agreement with an affiliate of Fresenius Medical Care North America, Inc. (“Fresenius”), on its behalf and on behalf of certain of its affiliates, to purchase, and we have agreed to supply, all of Fresenius’ commercial requirements for ESAs for use in managing the anemia of its hemodialysis patients in the United States and Puerto Rico, based on forecasts provided by Fresenius and subject to the terms and conditions of the agreement.

Daiichi Sankyo Company, Limited

In July 2007, we entered into a collaboration and license agreement with Daiichi Sankyo, which provided them the exclusive rights to develop and commercialize denosumab in Japan in PMO and oncology with the potential for additional indications. As part of the agreement, Amgen will receive exclusive worldwide rights to certain Daiichi Sankyo intellectual property to the extent applicable to denosumab.

Takeda Pharmaceutical Company Limited

In February 2008, we entered into a license agreement with Takeda, which provided them the exclusive rights to develop and commercialize for the Japanese market up to 13 early to mid-stage molecules from our pipeline across a range of therapeutic areas, including oncology and inflammation. The molecules covered by the license agreement primarily include: AMG 108, AMG 317, AMG 386, AMG 479, AMG 655 and Vectibix™ (panitumumab). Amgen has the right to participate in the promotion of these products in Japan. In addition, we entered into a collaboration agreement with Takeda for the worldwide development and commercialization of motesanib diphosphate (AMG 706). Each party has the right to participate in the commercialization of motesanib diphosphate in the other party’s territory. In connection with these agreements, Takeda has agreed to acquire our subsidiary in Japan, Amgen K.K.

Government Regulation

Regulation by governmental authorities in the United States and other countries is a significant factor in the production and marketing of our products and our ongoing R&D activities.

In order to clinically test, manufacture and market products for therapeutic use, we must satisfy mandatory procedures and safety and effectiveness standards established by various regulatory bodies. In the United States, the Public Health Service Act and the Federal Food, Drug and Cosmetic Act, as amended, and the regulations promulgated thereunder, and other federal and state statutes and regulations govern, among other things, the raw materials and components used in the production of, research, development, testing, manufacture, quality control, labeling, storage, record keeping, approval, advertising and promotion, and distribution of our products on a product-by-product basis. The failure to comply with the applicable regulatory requirements may subject a company to a variety of administrative or judicially imposed sanctions. These sanctions could include the FDA’s refusal to approve pending applications, withdrawals of approvals, delay or suspension of clinical trials, warning letters, product recalls, product seizures, total or partial suspension of our operations, injunctions, fines, civil penalties or criminal prosecution.

Clinical Development. Product development and approval within this regulatory framework takes a number of years and involves our expenditure of substantial resources and, after approval, such approval remains costly for us to maintain (see “Item 1A. Risk Factors — Our current products and products in development cannot be sold if we do not gain or maintain regulatory approval of our products and we may be required to perform additional clinical trials or change the labeling of our products or take other potentially limiting or costly actions if we or others identify side effects after our products are on the market.”, “— Before we commercialize and sell any of our product candidates, we must conduct clinical trials in humans; if we fail to adequately manage these trials we may not be able to sell future products and our sales could be adversely affected.”, “— We may not be able to develop commercial products.” and “— If our intellectual property positions are challenged, invalidated, circumvented or expire, or if we fail to prevail in present and future intellectual property litigation, our business could be adversely affected.”). After laboratory analysis and preclinical testing in animals, we file an investigational new drug (“IND”) application with the FDA to begin human testing. The IND application automatically becomes effective 30 days after receipt by the FDA, unless the FDA raises concerns or questions. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin.

Typically, we undertake a three-phase human clinical testing program. In phase 1, we conduct small clinical trials to investigate the safety and proper dose ranges of our product candidates in a small number of human subjects. In phase 2, we conduct clinical trials to investigate side effect profiles and efficacy of our product candidates in a larger number of patients who have the disease or condition under study. In phase 3, we conduct clinical trials to investigate the safety and efficacy of our product candidates in a large number of patients who have the disease or condition under study. The time and expense required for us to perform this clinical testing can vary and is substantial. For example, denosumab, one of our late-stage product candidates, requires large trials that require substantial time and resources to recruit patients and significant expense to execute. Historically, our products have required smaller, shorter trials. Foreign studies performed under an IND must meet the same requirements that apply to U.S. studies. The FDA will accept a foreign clinical study not conducted under an IND only if the study is well-designed, well-conducted, performed by qualified investigators, and conforms to the ethical principles contained in the Declaration of Helsinki (as embodied in FDA regulations) and applicable laws and regulations of the country in which the research was conducted. Phase 1, 2, and 3 testing may not be completed successfully within any specified time period, if at all. (See “Item 1A. Risk Factors — We may not be able to develop commercial products.”) The FDA monitors the progress of each trial conducted under an IND and may, at its discretion, reevaluate, alter, suspend, or terminate the testing based upon the data accumulated to that point and the FDA’s risk/benefit assessment with regard to the patients enrolled in the trial. (See “Item 1A. Risk Factors — Before we commercialize and sell any of our product candidates, we must conduct clinical trials in humans; if we fail to adequately manage these trials we may not be able to sell future products and our sales could be adversely affected.”)

Applications. The results of preclinical and clinical trials are submitted to the FDA in the form of a BLA for biologic products subject to the Public Health Service Act or a New Drug Application (“NDA”) for drugs subject to the approval provisions of the Federal Food, Drug and Cosmetic Act. The submission of the application is no guarantee that the FDA will find it complete and accept it for filing. If an application is accepted for filing, and following the FDA review, the FDA may grant marketing approval, request additional information, or deny the application if it determines that the application does not provide an adequate basis for approval. As a condition of approval, the FDA may require postmarketing clinical trials to confirm the product’s safety and efficacy for its intended use. We cannot take any action to market any new drug or biologic product in the United States until our appropriate marketing application has been approved by the FDA.

Post-approval Phase. On September 27, 2007, President Bush signed into law the Food and Drug Administration Amendments Act of 2007 (the “FDAAA”), which significantly added to the FDA’s authority. Under the FDAAA, if the FDA becomes aware of new safety information after approval of a product, they may require us to conduct further clinical trials to assess a known serious risk, signals of serious risk or to identify an unexpected serious risk. If required to conduct a post-approval study, periodic status reports must be submitted to the FDA. Failure to conduct such post-approval studies in a timely manner may result in substantial civil fines.

The FDAAA also gave the FDA authority to require us or other companies to implement a Risk Evaluation and Mitigation Strategy (“REMS”) for a product when necessary to minimize known and preventable safety risks associated with the product. The FDA may require the submission of a REMS before a product is approved, or after approval based on “new safety information,” including new analyses of existing safety information. A REMS may include a medication guide, patient package insert, a plan for communication with healthcare providers, or other elements as the FDA deems are necessary to assure safe use of the product, which could include imposing certain restrictions on distribution or use of a product. A REMS must include a timetable for submission of assessments of the strategy at specified time intervals. Failure to comply with a REMS — including the submission of a required assessment — may result in substantial civil or criminal penalties.

Adverse events that are reported after marketing approval also can result in additional limitations being placed on a product’s use and, potentially, withdrawal of the product from the market. The FDA has authority to mandate labeling changes to products at any point in a product’s lifecycle based on new safety information. (See “Item 1A. Risk Factors — Recent labeling updates to our ESAs and potential future labeling changes or recommendations from the upcoming March 13, 2008 ODAC meeting may adversely impact the use, sales and reimbursement of our ESAs.”) Failure to implement FDA-mandated changes may result in civil or criminal penalties. (See “Item 1A. Risk Factors — Our current products and products in development cannot be sold if we do not gain or maintain regulatory approval of our products and we may be required to perform additional clinical trials or change the labeling of our products or take other potentially limiting or costly actions if we or others identify side effects after our products are on the market.”)

FDA Regulation of Product Marketing and Promotion. The FDA closely reviews and regulates the marketing and promotion of products. We are required to gain the FDA approval before marketing or promoting a product as a treatment for a particular indication. Our product advertising and promotion for approved product indications must comply with the statutory standards of the Federal Food, Drug and Cosmetic Act, and the FDA’s implementing regulations and standards. The FDA’s review of marketing and promotional activities encompasses, but is not limited to, direct-to-consumer advertising, sales representative communications to healthcare professionals, promotional programming, and promotional activities involving the Internet. The FDA also reviews industry-sponsored scientific and educational activities. The FDA may take enforcement action against a company for promoting unapproved uses of a product (“off-label promotion”) or for other violations of its advertising and labeling laws and regulations. Enforcement action may include product seizures, civil or criminal penalties, or regulatory letters, which may require corrective advertising or other corrective communications to healthcare professionals. Failure to comply with the FDA regulations also can result in adverse publicity or increase scrutiny of company activities by Congress or other legislators.

FDA Regulation of Manufacturing Standards. The FDA regulates and inspects equipment, facilities, laboratories and processes used in the manufacturing and testing of products prior to providing approval to market a product. If after receiving clearance from the FDA, we make a material change in manufacturing equipment, location or process, additional regulatory review may be required. We also must adhere to current Good Manufacturing Practice (“GMP”) regulations and product-specific regulations enforced by the FDA through its facilities inspection program. The FDA also conducts regular, periodic visits to re-inspect our equipment, facilities, laboratories and processes following the initial approval. If, as a result of these inspections, the FDA determines that our equipment, facilities, laboratories or processes do not comply with applicable FDA regulations and conditions of product approval, the FDA may seek civil, criminal or administrative sanctions and/or remedies against us, including the suspension of our manufacturing operations.

Approval and Post-Approval Regulation Ex-US. In the EU countries, Canada and Australia, regulatory requirements and approval processes are similar in principle to those in the United States. Additionally, depending on the type of drug for which approval is sought, there are currently several potential tracks for marketing approval in the EU, including a centralized procedure. In the centralized procedure, a company submits a single marketing authorization application to the EMEA who conducts a thorough evaluation, drawing from its scientific resources across Europe. If the drug product is proven to fulfill the requirements for quality, safety and efficacy, the CHMP adopts a positive opinion, which is transmitted to the European Commission for the marketing authorization to be granted. Although not all medicines have to undergo the centralized procedure, it is required of products derived from biotechnology. After evaluation and marketing authorization, various parties, including the national competent authorities, the EMEA, the European Commission and the marketing authorization holders share responsibilities for the detection, assessment and prevention of adverse effects and other medicine-related problems in a process known as pharmacovigilance. This process includes the collection of adverse drug reaction reports as part of the follow-up on any side effects of a product, and upon assessment, the authorities can decide to demand that the product labels be updated with safety data or warnings, that safety data or warnings be provided to healthcare professionals, or recommend the temporary suspension or complete withdrawal of a product from the market.

Other. We are also subject to various federal and state laws, as well as foreign laws, pertaining to healthcare “fraud and abuse,” including anti-kickback laws and false claims laws. Anti-kickback laws make it illegal to solicit, offer, receive or pay any remuneration in exchange for, or to induce, the referral of business, including the purchase or prescription of a particular drug that is reimbursed by a state or federal program. The federal government has published regulations that identify “safe harbors” or exemptions for certain arrangements that do not violate the anti-kickback statute. We seek to comply with the safe harbors where possible. Due to the breadth of the statutory provisions and the absence of guidance in the form of regulations or court decisions addressing some of our practices, it is possible that our practices might be challenged under anti-kickback or similar laws. False claims laws prohibit anyone from knowingly and willingly presenting, or causing to be presented for payment to third-party payers (including Medicare and Medicaid), claims for reimbursed drugs or services that are false or fraudulent, claims for items or services not provided as claimed or claims for medically unnecessary items or services. Our activities relating to the sale and marketing of our products may be subject to scrutiny under these laws. Violations of fraud and abuse laws may be punishable by criminal and/or civil sanctions, including fines and civil monetary penalties, as well as the possibility of exclusion from federal healthcare programs (including Medicare and Medicaid). If the government were to allege against or convict us of violating these laws, there could be a material adverse effect on us, including our stock price. Our activities could be subject to challenge for the reasons discussed above and due to the broad scope of these laws and the increasing attention being given to them by law enforcement authorities.

Since 1991, we have participated in the Medicaid rebate program established in Section 1927 of the Social Security Act by the Omnibus Budget Reconciliation Act of 1990 and subsequent amendments of that law. Related to our participation in this program is a requirement that we extend comparable discounts under the Public Health Service (“PHS”) pharmaceutical pricing program. Under the Medicaid rebate program, we pay a rebate for each unit of our product reimbursed by Medicaid. The amount of the rebate for each of our products is set by law as a minimum 15.1% of the Average Manufacturer Price (“AMP”) of that product, or if it is greater, the difference between AMP and the best price available from us to any non-exempt customer. The rebate amount also includes an inflation adjustment if AMP increases faster than inflation. The PHS pricing program requires that we extend discounts comparable to the Medicaid rebate to a variety of community health clinics and other entities that receive health services grants from the PHS, as well as hospitals that serve a disproportionate share of Medicare and Medicaid beneficiaries. The rebate amount is determined for each quarter based on our reports of the quarter’s AMP and best price for each of our products to the CMS. The terms of our participation in the program impose an obligation to correct the prices reported in previous quarters, as may be necessary. Any such corrections could result in an overage or underage in our rebate liability for past quarters, depending on the direction of the correction. In addition to retroactive rebates, if we were found to have knowingly submitted false information to the government, in addition to other penalties available to the government, the statute provides for civil monetary penalties in the amount of $100,000 per item of false information. Under the Medicare program our products are reimbursed under a Medicare Part B payment methodology that reimburses each product at 106% of its ASP (sometimes referred to as “ASP+6%”). ASP is calculated by the manufacturer based on a statutorily defined formula and submitted to CMS and similar civil monetary penalties apply for knowingly submitting false information. (See “Item 1A. Risk Factors — Our sales depend on payment and reimbursement from third-party payers, and, to the extent that reimbursement for our products is reduced, this could negatively impact the utilization of our products.”)

We also make our products available to authorized users of the Federal Supply Schedule (“FSS”) of the General Services Administration. Since 1993, as a result of the Veterans Health Care Act of 1992 (the “VHC Act”), federal law has required that we offer deeply discounted FSS contract pricing for purchases by the Department of Veterans Affairs, the Department of Defense, the Coast Guard and the PHS (including the Indian Health Service) in order for federal funding to be available for reimbursement of our products under the Medicaid program or purchase of our products by these four federal agencies and certain federal grantees. FSS pricing to these four federal agencies must be equal to or less than the Federal Ceiling Price (“FCP”), which is 24% below the Non-Federal Average Manufacturer Price (“Non-FAMP”) for the prior fiscal year. The accuracy of our reported Non-FAMPs, FCPs and our FSS contract prices may be audited by the government under applicable federal procurement laws and the terms of our FSS contract. Among the remedies available to the government for inaccuracies in calculation of Non-FAMPs and FCPs is recoupment of any overcharges to the four specified Federal agencies based on those inaccuracies. Also, if we were found to have knowingly reported a false Non-FAMP, in addition to other penalties available to the government, the VHC Act provides for civil monetary penalties of $100,000 per item that is incorrect. Finally, we are required to disclose in our FSS contract proposal all commercial pricing that is equal to or less than our proposed FSS pricing, and, subsequent to award of an FSS contract, we are required to monitor certain commercial price reductions and extend commensurate price reductions to the government, under the terms of the FSS contract Price Reductions Clause. Among the remedies available to the government for any failure properly to disclose commercial pricing and/or to extend FSS contract price reductions is recoupment of any FSS overcharges that may result from such omissions.

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

Additionally, the U.S. Foreign Corrupt Practices Act (“FCPA”) prohibits U.S. corporations and their representatives from offering, promising, authorizing or making payments to any foreign government official, government staff member, political party or political candidate in an attempt to obtain or retain business abroad. The scope of the FCPA would include interactions with certain healthcare professionals in many countries. Our present and future business has been and will continue to be subject to various other U.S. and foreign laws, rules and/or regulations.

(See “Item 1A. Risk Factors — Our current products and products in development cannot be sold if we do not gain or maintain regulatory approval of our products and we may be required to perform additional clinical trials or change the labeling of our products or take other potentially limiting or costly actions if we or others identify side effects after our products are on the market.” and “— Our sales depend on payment and reimbursement from third-party payers, and, to the extent that reimbursement for our products is reduced, this could negatively impact the utilization of our products.”)

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

There can be no assurance that our patents or licensed patents will afford legal protection against competitors or provide significant proprietary protection or competitive advantage. In addition, our patents or licensed patents could be held invalid or unenforceable by a court, or infringed or circumvented by others, or others could obtain patents that we would need to license or circumvent. Competitors or potential competitors may have filed patent applications or received patents, and may obtain additional patents and proprietary rights relating to proteins, small molecules, compounds or processes competitive with ours. Additionally, for certain of our product candidates, competitors, or potential competitors may claim that their existing or pending patents prevent us from commercializing such product candidates in certain territories. Further, when our patents expire, other companies could develop new competitive products to our products. Our European patent expirations have resulted in and could result in additional new competitive products to our products in Europe. Our principal European patent relating to erythropoietin expired on December 12, 2004 and our principal European patent relating to G-CSF expired on August 22, 2006. As these patents have expired, some companies have and other companies may receive approval for and market biosimilar or other products to compete with these products in the EU, presenting additional competition to our products. (See “Competition.”) In 2006, the EMEA developed and issued final regulatory guidelines related to the development and approval of biosimilar products. The final guidelines included clinical trial guidance for certain biosimilar products including erythropoietins and G-CSFs, which guidance recommends that applicants seeking approval of such biosimilar products conduct fairly extensive pharmacodynamic, toxicological, clinical safety studies and a pharmacovigilance program. In the United States, there currently is no legal approval pathway for the approval of BLAs for biosimilars. A number of events would need to occur before these products could enter the market, including passage of legislation by Congress to create a new approval pathway and, depending on the specific provisions of any such legislation, promulgation of associated regulations or guidance by the FDA. In 2007, several members of Congress expressed interest in the issue, a number of bills were introduced, the House of Representatives and the Senate held hearings on biosimilars, and the Senate Committee on HELP voted on legislation in June 2007. However, no final legislation was passed in either chamber of Congress. Given the continuing interest of Congress in the issue, it is possible legislation on biosimilars will also be considered in 2008. It is unknown what type of regulatory framework, what legal provisions, and what timeframes for issuance of regulations or guidance any final legislation would contain. Until such legislation is created, we cannot predict when biosimilars could appear in the United States.

In general, we have obtained licenses from various parties which we deem to be necessary or desirable for the manufacture, use or sale of our products. These licenses generally require us to pay royalties to the parties on product sales. In addition, other companies have filed patent applications or have been granted patents in areas of interest to us. There can be no assurance any licenses required under such patents will be available for license on acceptable terms, or at all. We are engaged in various legal proceedings relating to certain of our patents (see Note 10, “Contingencies” to the Consolidated Financial Statements).

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

(See “Item 1A. Risk Factors — If our intellectual property positions are challenged, invalidated, circumvented or expire, or if we fail to prevail in present and future intellectual property litigation, our business could be adversely affected.” and “- Our marketed products face substantial competition and other companies may discover, develop, acquire or commercialize products before or more successfully than we do.”)

Human Resources

As of December 31, 2007, we had approximately 17,500 staff members, which includes approximately 100 part-time staff members. Of the total staff members as of December 31, 2007, approximately 7,000 were engaged in R&D, approximately 2,950 were engaged in selling and marketing, approximately 5,600 were engaged in commercial manufacturing activities and approximately 1,950 were engaged in other activities. There can be no assurance that we will be able to continue attracting and retaining qualified personnel in sufficient numbers to meet our needs. None of our staff members are covered by a collective bargaining agreement, and we have experienced no work stoppages. We consider our staff relations to be good.

Executive Officers of the Registrant

The executive officers of the Company as of January 31, 2008 are as follows:

Mr. Kevin W. Sharer, age 59, has served as a director of the Company since November 1992. Since May 2000, Mr. Sharer has been Chief Executive Officer and President of the Company and has also been Chairman of the Board since December 2000. From October 1992 to May 2000, Mr. Sharer served as President and Chief Operating Officer of the Company. From April 1989 to October 1992, Mr. Sharer was President of the Business Markets Division of MCI Communications Corporation (“MCI”). From February 1984 to March 1989, Mr. Sharer held numerous executive capacities at General Electric Company (“GE”). Mr. Sharer is a director of Chevron Corporation and Northrop Grumman Corporation.

Dr. Fabrizio Bonanni, age 61, became Executive Vice President, Operations in August 2007. He has served as Senior Vice President, Manufacturing of the Company since 2004. Dr. Bonanni joined the Company in 1999 as Senior Vice President, Quality and Compliance and in June 2001 he also became the Corporate Compliance Officer. Previously, Dr. Bonanni held various management positions at Baxter International, Inc. from 1974 to 1999, including positions as Corporate Vice President, Regulatory and Clinical Affairs and Corporate Vice President, Quality System.

Mr. Robert A. Bradway, age 45, became Executive Vice President and Chief Financial Officer in April 2007. He joined the Company in 2006 as Vice President, Operations Strategy. Previously, Mr. Bradway had an 18 year career at Morgan Stanley in New York and London where he was a managing director in investment banking. Mr. Bradway led Morgan Stanley’s healthcare practice in Europe for several years and also ran Morgan Stanley’s European banking department.

Mr. Thomas J. Flanagan, age 58, became Senior Vice President and Chief Information Officer in October 2006. From June 2004 to October 2006, Mr. Flanagan served as Vice President, Information Systems. From December 1995 to May 2004, Mr. Flanagan served in a variety of executive positions including Chief Information Officer and Vice President, Global Service Delivery at MCI.

Mr. Brian McNamee, age 51, became Senior Vice President, Human Resources in June 2001. From November 1999 to June 2001, Mr. McNamee served as Vice President of Human Resources at Dell Computer Corp. From 1998 to 1999, Mr. McNamee served as Senior Vice President, Human Resources for the National Broadcasting Corporation, a division of GE. From July 1988 to November 1999, Mr. McNamee held human resource positions at GE.

Mr. George J. Morrow, age 55, became Executive Vice President of Worldwide Sales and Marketing in January 2001 and became Executive Vice President, Global Commercial Operations in April 2003. From January 1999 to December 2000, Mr. Morrow was President and Chief Executive Officer of Glaxo Wellcome Inc. (“Glaxo”), a subsidiary of GlaxoSmithKline. From January 1997 to December 1998, Mr. Morrow was Managing Director of Glaxo Wellcome U.K., also a subsidiary of GlaxoSmithKline. From May 1993 to December 1996, Mr. Morrow was Group Vice President for Commercial Operations of Glaxo. Mr. Morrow currently serves on the Board of Directors of Align Technology, Inc.

Dr. Roger M. Perlmutter, age 55, became Executive Vice President of Research and Development in January 2001. From July 1999 to December 2000, Dr. Perlmutter was Executive Vice President, Worldwide Basic Research and Preclinical Development of Merck Research Laboratories. From February 1999 to July 1999, Dr. Perlmutter served as Executive Vice President of Merck Research Laboratories, and from February 1997 to January 1999, as Senior Vice President of Merck Research Laboratories. From May 1989 to January 1997, Dr. Perlmutter was also Chairman of the Department of Immunology, University of Washington, and from January 1991 to January 1997, Professor in the Departments of Immunology, Biochemistry and Medicine, University of Washington. From July 1984 to January 1997, Dr. Perlmutter served as Investigator at the Howard Hughes Medical Institute at the University of Washington. Dr. Perlmutter currently serves on the Board of Directors of StemCells, Inc.

Mr. David J. Scott, age 55, became Senior Vice President, General Counsel and Secretary in March 2004. From May 1999 to February 2004, Mr. Scott served as Senior Vice President and General Counsel of Medtronic, Inc. and also as Secretary from January 2000. From December 1997 to April 1999, Mr. Scott served as General Counsel of London-based United Distillers & Vintners. Mr. Scott also served in executive roles at Grand Metropolitan plc and RJR Nabisco, Inc., and was an attorney in private practice.

Geographic Area Financial Information

For financial information concerning the geographic areas in which we operate, see Note 11, “Segment information — Geographic information” to the Consolidated Financial Statements.

Investor Information

Financial and other information about us is available on our website (http://www.amgen.com) (This website address is not intended to function as a hyperlink, and the information contained in our website is not intended to be a part of this filing). We make available on our website, free of charge, copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the Securities and Exchange Commission (“SEC”).

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

We and certain of our licensees and partners conduct research, preclinical testing and clinical trials for our product candidates and marketed product for both their existing indications as well as for new and/or expanded indications. In addition, we manufacture and contract manufacture, and certain of our licensees and partners manufacture our products and product candidates, price, sell, distribute and market or co-market our products for their approved indications. These activities are subject to extensive regulation by numerous state and federal governmental authorities in the United States, such as the FDA and CMS, as well as in foreign countries, such as the EMEA in European countries, Canada and Australia. Currently, we are required in the United States and in foreign countries to obtain approval from those countries’ regulatory authorities before we can manufacture (or have our third-party manufacturers produce), market and sell our products in those countries. The FDA and other U.S. and foreign regulatory agencies have substantial authority to fail to approve commencement of, suspend or terminate clinical trials, require additional testing, delay or withhold registration and marketing approval, mandate product withdrawals and require changes in labeling (including eliminating certain therapeutic indications) of our products. On September 27, 2007, President Bush signed into law the FDAAA, significantly adding to the FDA’s authority including allowing the FDA to (i) require sponsors of marketed products to conduct post-approval clinical studies to assess a known serious risk, signals of serious risk or to identify an unexpected serious risk; (ii) mandate labeling changes to products, at any point in a product’s lifecycle, based on new safety information and (iii) require sponsors to implement a REMS for a product which could include a medication guide, patient package insert, a communication plan to healthcare providers, or other elements as the FDA deems are necessary to assure safe use of the drug, which could include imposing certain restrictions on distribution or use of a product. Failure to comply with the new requirements, if imposed on a sponsor by the FDA under the FDAAA, could result in significant civil monetary penalties. Further, regulatory agencies could change existing, or promulgate new, regulations at any time which may affect our ability to obtain or maintain approval of our existing or future products or require significant additional costs to obtain or maintain such approvals.

In our experience, obtaining regulatory approval has been and continues to be increasingly difficult and costly and takes many years, and after it is obtained remains costly to maintain. With the occurrence of a number of high profile safety events with certain pharmaceutical products, regulatory authorities, and in particular the FDA, members of Congress, the U.S. Government Accountability Office (“GAO”), Congressional committees, private health/science foundations and organizations, medical professionals, including physicians and investigators, and the general public are increasingly concerned about potential or perceived safety issues associated with pharmaceutical and biological products, whether under study for initial approval or already marketed. For example, we have received letters from both the House Subcommittee on Oversight and Investigation, Committee on Energy

and Commerce and the United States Senate Committee on Finance with inquiries with respect to our ESA studies, promotions of our ESA and our pharmacovigilance program to which we have fully cooperated by submitting our responses and meeting with Congressional staff. To the extent that there is resulting legislation or changes in CMS or FDA policy as a result of Congressional concerns, such changes could have a material or adverse effect on the use of our ESA products.

As a result of this increasing concern, potential or perceived safety signals and safety concerns, from clinical trials, use by the market or other sources, are receiving greater scrutiny, which may lead to fewer treatments being approved by the FDA or other regulatory bodies, revised labeling of an approved product or a class of products for safety reasons, potentially including a boxed warning or additional limitations on the use of approved products in specific therapeutic areas (until additional clinical trials can be designed and completed), mandated PMCs, pharmacovigilance programs for approved products or requirement of risk management activities related to the promotion and sale of a product. In addition, significant concerns about the safety and effectiveness of our products could ultimately lead to the revocation of marketing approval by therapeutic area, or in total, which would have a material adverse effect on the use, sales and reimbursement of the affected products and on our business and results of operations. (See “— Our sales depend on payment and reimbursement from third-party payers, and, to the extent that reimbursement for our products is reduced, this could negatively impact the utilization of our products.”)

Certain specific labeling or label changes of approved products or product candidates may be necessary or required for a number of reasons, including: the identification of actual or theoretical safety or efficacy concerns by regulatory agencies, the discovery of significant problems with a similar product that implicates an entire class of products, subsequent concerns about the sufficiency of the data or studies underlying the label or changes to the underlying safety/efficacy analysis related to results from clinical trials performed by us or others. In addition, before or after any of our products are approved for commercial use, regulatory bodies could decide that the product labels need to include certain warning language as part of an evolving label change to a particular class of products. For example, in March and November 2007, the labels of the class of ESA products, including Aranesp® and EPOGEN®, were updated to include revised boxed warnings, restrictions on the use of ESAs in specific therapeutic areas and other safety-related product labeling changes. We continue to be in discussion with the FDA to complete further revisions to our ESA labels. (See “— Recent labeling updates to our ESAs and potential future labeling changes or recommendations from the upcoming March 13, 2008 ODAC meeting may adversely impact the use, sales and reimbursement of our ESAs.”) The FDA previously instituted a class label change for the class of ESAs to add information about pure red cell aplasia (“PRCA”) to the adverse event profile section and for the boxed warning in the prescribing information of the label described above. A revision of product labeling or the regulatory actions described above could be required even if there is no clearly established connection between the product and the safety or efficacy concerns that have been raised. Also in October 2007, we announced that we and the FDA adopted changes to the U.S. prescribing information for Vectibix™ based on the results of the PACCE trial highlighting to clinicians the greater risk seen when Vectibix™ is combined with Avastin® and the specific chemotherapy used in the PACCE trial to treat patients with first-line mCRC. Vectibix™ is not indicated for the first-line treatment of mCRC and the new safety information applies to an unapproved use of Vectibix™. Additionally, we are in discussions with the FDA with respect to the class of TNF inhibitor agents around several safety issues, which may result in additional patient safety information in the form of a boxed warning that will apply to the ENBREL label as has been the case with other TNF inhibitor agents.

In addition, if we or others identify safety concerns before approval of the product or after a product is on the market, the regulatory agencies such as the FDA or EMEA may impose risk management activities upon us and/or may require additional or more extensive clinical trials as part of PMCs or a pharmacovigilance program prior to the marketing approval of our product or for approval of a new indication for a marketed product, any of which could have a material adverse effect on sales of the affected products and on our business and results of operations. Regulatory agencies such as the FDA could require us to engage in risk management activities, possibly including a REMS, which could modify or restrict our existing promotional activities, restrict or encumber the ability of healthcare providers to prescribe, dispense or use our products or limit patient access to our products. In addition to our ESA products, we have ongoing PMC studies for substantially all of our marketed products other than Sensipar®. These clinical trials must be conducted by us to maintain regulatory approval and marketing authorization. For example, we have agreed with the FDA to a robust pharmacovigilance program to continue to study the safety surrounding the use of ESAs in certain cancer indications. (See “— Recent labeling updates to our ESAs and potential future labeling changes or recommendations from the upcoming March 13, 2008 ODAC meeting may adversely impact the use, sales and reimbursement of our ESAs.” and “Item 1. Business — Postmarketing and Safety Activities.”) Additionally, the approval of VectibixTM in both the United States and EU were conditioned on us conducting additional clinical trials of the use of VectibixTM as a therapy in treating mCRC. If results from mandated clinical trials as part of a PMC or pharmacovigilance program are negative or any risk management activities resulted in decreased use of our products, it could have a material adverse effect on sales of the affected products and on our business and results of operations.

Substantially all of our marketed products are currently approved in the United States and most are approved in Europe and in other foreign countries for specific uses. However, later discovery of unknown problems with our products could result in the regulatory activities described above or even the potential withdrawal of the product in certain therapeutic areas or certain product presentations, or completely, from the market. If new medical data suggests an unacceptable safety risk or previously unidentified side-effects, we may voluntarily withdraw, or regulatory authorities may mandate the withdrawal of such product in certain therapeutic areas, or completely or a recall of a product presentation from the market for some period or permanently. For example in 2006, we initiated a voluntary recall of the Neulasta® SureClick™ pre-filled pen in Europe because of the potential risk to patients of receiving an incomplete dose and we conducted a voluntary wholesaler recall of a limited number of lots of ENBREL as a result of a small number of reports of missing, detached or loose rubber caps on the needle-less syringe filled with diluent liquid by a third-party contract manufacturer and packaged with the vials of ENBREL. Although there have been no observable adverse event trends associated with the Neulasta® SureClick™ pre-filled pen or with the reports of missing, detached or loose rubber caps on the needle-less syringe packaged with the ENBREL vials, we may experience the same or other problems in the future resulting in broader product recalls or adverse event trends. Additionally, if other parties (including our licensees, such as J&J and Wyeth, or independent investigators) fail to effectively report to regulatory agencies side effects or other safety concerns that occur from their use of our products in clinical trials or studies or from marketed use, regulatory approval may be withdrawn for a product for the therapeutic area in question, or completely, or other risk management activities may be imposed by regulators.

If regulatory authorities determine that we or our licensees or partners conducting R&D activities on our behalf have not complied with regulations in the R&D of a product candidate, new indication for an existing product or information to support a current indication, then they may not approve the product candidate or new indication or maintain approval of the current indication in its current form or at all, and we will not be able to market and sell it. If we were unable to market and sell our products or product candidates, our business and results of operations would be materially and adversely affected. Additionally, safety signals or adverse events or results from clinical trials or studies performed by us or by others (including our licensees or independent investigators) from the marketed use of our drugs that resulted in revised safety labeling or restrictions on the use of our approved products could negatively impact healthcare provider prescribing behavior, use of our products, regulatory or private health organization medical guidelines and reimbursement for our products all of which would have a material adverse effect on our business and results of operations. (See “— Our sales depend on payment and reimbursement from third-party payers, and, to the extent that reimbursement for our products is reduced, this could negatively impact the utilization of our products.” and “— Guidelines and recommendations published by various organizations can reduce the use of our products.”)

Recent labeling updates to our ESAs and potential future labeling changes or recommendations from the upcoming March 13, 2008 ODAC meeting may adversely impact the use, sales and reimbursement of our ESAs.

On March 9, 2007, based upon data from our AoC 103 Study, J&J’s CHOIR study, and preliminary data from the third-party investigator DAHANCA 10 Study, among others, the FDA approved updated safety information, including a boxed warning, in the prescribing information for the class of ESAs, including Aranesp® and EPOGEN®. On May 10, 2007, the ODAC held a panel meeting to discuss the safety/efficacy profile of ESA use in oncology. Responding to questions posed by the FDA, the ODAC recommended that more restrictions be added to ESA labels and that additional clinical trials be conducted by companies with currently approved ESAs, including us, although no specific restrictions or studies were recommended at the ODAC meeting. The committee is advisory and FDA officials are not bound to or limited by its recommendations. However, the FDA has commonly followed the recommendations of its advisory panels. Although not required, the FDA has and will likely continue to take into consideration the recommendations by the ODAC in its ongoing discussions with us regarding our ESAs. The FDA also held a joint meeting of the CRDAC and the DSaRMAC on September 11, 2007, which evaluated the safety data on ESA use in renal disease.

On November 8, 2007, in recognition of the input from the May 2007 ODAC and September 2007 joint CRDAC/DSaRMAC meetings, we announced additional updates to the Aranesp® and EPOGEN®/PROCRIT® package inserts which reflected ongoing interactions with the FDA regarding the safety and benefit/risk profile of ESAs. The changes to the ESA labels included modifications to the boxed warnings which included language with respect to renal failure which stated that “patients experienced greater risks for death and serious cardiovascular events when administered ESAs to target higher versus lower hemoglobin levels (13.5 vs. 11.3 g/dL; 14 vs. 10 g/dL) in two clinical studies. Individualize dosing to achieve and maintain hemoglobin levels within the range of 10 to 12 g/dL.” The boxed warning for the cancer indication was updated to describe studies in patients with advanced breast, head and neck, lymphoid and NSCLC malignancies and stated that “the risks of shortened survival and tumor promotion have not been excluded when ESAs are dosed to target a hemoglobin of less than 12 g/dL. To minimize these risks as well as the risk of serious cardio- and thrombovascular events, use the lowest dose needed to avoid red blood cell transfusions.” Additional language was also added to the INDICATIONS AND USAGE section, and the WARNINGS section and clarification of the Hb range for CRF patients was added in the DOSAGE AND ADMINISTRATION section. In addition, we are working with the FDA to design a large, definitive, well controlled study comparing the safety of ESAs administered to a maximum Hb target of 12 g/dL per the product labeling versus placebo in three major tumor types (NSCLC, breast cancer and advanced CRC). We have agreed on the general study design, and plan to submit a study protocol after obtaining guidance from ODAC. We and J&JPRD are in discussions with the FDA as to any additional studies that will be required to address remaining concerns in other disease settings. (See “Item 1. Business — Postmarketing and Safety Activities.”) The addition of these clinical trials to our pharmacovigilance program and any additional clinical trials required by the FDA could result in substantial additional expense, additional label restrictions, or the loss of regulatory approval for an approved indication and may have a material adverse effect on our business and results of operations. Additionally, any negative results from such trials could materially affect the extent of approvals, the use, reimbursement and sales of our ESA products. (See “— Before we commercialize and sell any of our product candidates, we must conduct clinical trials in humans; if we fail to adequately manage these trials we may not be able to sell future products and our sales could be adversely affected.”)

We continue to work closely with the FDA to complete further labeling revisions to the class of ESAs, including Aranesp® and EPOGEN®. We are in discussions with the FDA regarding safety data from the PREPARE and GOG-191 studies including an updated box warning in the labeling information. These proposed labeling changes were submitted under the regulatory mechanism known as the CBE process. We continue to work closely with the FDA to complete further revisions to our ESA labels including proposed revisions to the product labeling we submitted to the FDA in December 2007 that addressed questions raised during the May 2007 ODAC meeting regarding Hb initiation, Hb ceiling, discontinuation of ESA therapy after chemotherapy and data from additional clinical studies.

Additionally, the FDA has scheduled an ODAC meeting on March 13, 2008, as part of the ongoing pharmacovigilance review of ESAs. Although we cannot predict what additional action the FDA may require of us or what recommendations may arise from the March 13th ODAC meeting, further revisions to the labels for Aranesp® and EPOGEN® could have a material adverse impact on the reimbursement, use and sales for our ESA products, which would have a material adverse effect on our business and results of operations. (See “— Our current products and products in development cannot be sold if we do not gain or maintain regulatory approval of our products and we may be required to perform additional clinical trials or change the labeling of our products or take other potentially limiting or costly actions if we or others identify side effects after our products are on the market” and “— Our sales depend on payment and reimbursement from third-party payers, and, to the extent that reimbursement for our products is reduced, this could negatively impact the utilization of our products.”)

Further, on October 29, 2007, the EMEA issued a press release about upcoming changes to product information for ESAs stipulating a uniform target Hb range for all ESAs of 10 g/dL to 12 g/dL with a warning not to exceed a concentration of 12 g/dL. We continue to be in discussions with the EMEA to finalize updates to ESA labels. If recommendations from the March 13, 2008 ODAC meeting were to influence the EMEA to add additional safety labeling to the class of ESAs, the reimbursement, use and sales of Aranesp® in Europe could be materially adversely affected.

Before we commercialize and sell any of our product candidates, we must conduct clinical trials in humans; if we fail to adequately manage these trials we may not be able to sell future products and our sales could be adversely affected.

Before we can sell any products, we must conduct clinical trials which demonstrate that our product candidates are safe and effective for use in humans for the indications sought or our existing products are safe and effective for use in humans in new indications sought. Additionally, we may be required to conduct additional trials as a condition of the approval of our label or as a result of perceived or existing safety concerns. The results of these clinical trials are used as the basis to obtain regulatory approval from regulatory authorities such as the FDA. Clinical trials are experiments conducted using our product candidates in human patients having the diseases or medical conditions we are trying to address. Conducting clinical trials is a complex, time-consuming and expensive process. We are required to conduct clinical trials using an appropriate number of trial sites and patients to support the product label claims we are seeking or to support our existing label. The length of time, number of trial sites and patients required for clinical trials vary substantially according to the type, complexity, novelty and intended use of the product candidate or the extent of the safety concerns, postmarketing issues and/or exposure to patients and therefore, we may spend several years and incur substantial expense in completing certain trials. Our ability to complete our clinical trials in a timely fashion depends in large part on a number of key factors including protocol design, regulatory and institutional review board approval and the rate of patient enrollment in clinical trials. Patient enrollment is a function of several factors, including the size and location of the patient population, enrollment criteria and competition with other clinical trials for eligible patients. As such, there may be limited availability of patients who meet the criteria for certain clinical trials. Delays in planned clinical trials can result in increased development costs, delays in regulatory approvals, associated delays in product candidates reaching the market and revisions to existing product labels. In addition, in order to increase the number of patients available for enrollment for our clinical trials, we have and will continue to open clinical sites and enroll patients in a number of new geographic locations where our experience conducting clinical trials is more limited, including Russia, China, India and some Central and South American countries either through utilization of third-party contract clinical trial providers entirely or in combination with local staff. Conducting clinical trials in locations where we have limited experience requires substantial time and resources to identify and understand the unique regulatory environments of individual countries. If we fail to adequately manage the design, execution and regulatory aspects of our large, complex and regulatory diverse clinical trials, our clinical trials and corresponding regulatory approvals may be delayed or we may fail to gain approval for our product candidates altogether or could lose our ability to market existing products in certain therapeutic areas or altogether. If we are unable to market and sell our product candidates or are unable to obtain approvals in the timeframe needed to execute our product strategies, our business and results of operations would be materially adversely affected. Additional information on our clinical trials can be found on our website at (http://www.amgen.com). (This website address is not intended to function as a hyperlink, and the information contained on our website is not intended to be a part of this filing.)

Patients may also suffer adverse medical events or side effects in the course of our, our licensees, partners or independent investigator’s clinical trials of our products that may delay the clinical program, require additional or longer trials to gain approval, prohibit regulatory approval of our product candidates or additional indications for our currently approved products, or may render the product candidate commercially infeasible or limit our ability to market existing products in certain therapeutic areas or at all. For example, as a result of observing an in-

creased frequency of cholecystitis, inflammation of the gall bladder, in patients treated with our late-stage product candidate motesanib diphosphate, we delayed our phase 3 trial in first-line NSCLC, which was previously expected to begin in the fourth quarter of 2006, until the second half of 2007. Clinical trials must be designed based on the current standard of medical care. However in certain diseases, such as cancer, the standard of care is evolving rapidly. In these diseases, the duration of time needed to complete certain clinical trials may result in the design of such clinical trials being based on an out of date standard of medical care, limiting the utility and application of such trials. Of course, even if we successfully manage our clinical trials, we may not obtain favorable clinical trial results and may not be able to obtain regulatory approval for new product candidates, product label extensions or maintenance of our current labels on this basis. Further, clinical trials conducted by others, including our licensees, partners or independent investigators, may result in unfavorable clinical trials results that may call into question the safety of our products in off-label or on label uses that may result in label restrictions and/or additional trials.

In connection with our efforts to improve our cost structure, we refocused our spending on critical R&D and operational priorities and sought greater efficiencies in how we conduct our business, including optimizing ongoing clinical trials and trial initiation. These efforts will assist in allowing us to provide continued support of key activities including (i) current and future postmarketing studies, including those with respect to our ESA products, Aranesp® and EPOGEN®; (ii) regulatory affairs, safety and compliance functions; (iii) clinical studies to advance our late-stage pipeline; (iv) the advancement of earlier stage compounds and (v) research efforts in the core areas of oncology, inflammation, bone and metabolic disorders. To the extent future sales are negatively affected as a result of additional regulatory and reimbursement developments or other challenges, we may be required to further adjust our R&D investment plans. Such actions could result in delays in obtaining approval or reductions in the number of indications and market potential of our product candidates. We also partner certain portions and/or geographic regions of our pipeline to preserve opportunities that may result in sharing the positive economic results with another party.

Our sales depend on payment and reimbursement from third-party payers, and, to the extent that reimbursement for our products is reduced, this could negatively impact the utilization of our products.

Sales of all of our principal products are dependent, in part, on the availability and extent of reimbursement from third-party payers, including governments and private insurance plans. Generally, in Europe and other countries outside the United States, the government sponsored healthcare system is the primary payer of healthcare costs of patients. Governments may regulate access to, prices or reimbursement levels of our products to control costs or to affect levels of use of our products. Worldwide use of our products may be affected by these cost containment pressures and cost shifting from governments and private insurers to healthcare providers or patients in response to ongoing initiatives to reduce or reallocate healthcare expenditures. Further, adverse events or results from clinical trials or studies performed by us or by others or from the marketed use of our drugs may expand safety labeling for our approved products and may negatively impact worldwide reimbursement for our products. On July 30, 2007, the CMS issued its Decision Memorandum and on January 14, 2008, issued changes to its Medicare National Coverage Determinations Manual, effective for claims with dates of service on or after July 30, 2007, with an implementation date of April 7, 2008. A complete discussion of the Decision Memorandum follows below. (See also “— Our current products and products in development cannot be sold if we do not gain or maintain regulatory approval of our products and we may be required to perform additional clinical trials or change the labeling of our products or take other potentially limiting or costly actions if we or others identify side effects after our products are on the market.” and “— Guidelines and recommendations published by various organizations can reduce the use of our products.”)

Most patients receiving Aranesp®, Neulasta® and NEUPOGEN® for approved indications are covered by government and/or private payer healthcare programs. Medicare and Medicaid government healthcare programs’ payment policies for drugs and biologicals are subject to various laws and regulations. Beginning in January 1, 2005 under the MMA, in the physician clinic setting and January 1, 2006, in the hospital outpatient and dialysis settings, Aranesp®, Neulasta® and NEUPOGEN® have been reimbursed under a Medicare Part B payment methodology that reimburses each product at 106% of its ASP (sometimes referred to as “ASP+6%”). Effective January 1, 2008, Medicare payment in the hospital outpatient setting reimburses each product at 105% of its

ASP. ASP is calculated by the manufacturer based on a statutorily defined formula and submitted to CMS. A product’s ASP is calculated on a quarterly basis and therefore may change each quarter. The ASP in effect for a given quarter (the “Current Period”) is based upon certain historical sales and sales incentive data covering a statutorily defined period of time preceding the Current Period. For example, the ASP based payment rate for Aranesp® that will be in effect for the second quarter of 2008 will be based in part on certain historical sales and sales incentive data for Aranesp® from January 1, 2007 through December 31, 2007. CMS publishes the ASPs for products in advance of the quarter in which they go into effect. Any changes to the ASP calculations directly affect the Medicare reimbursement for our products administered in the physician office, dialysis facility and hospital outpatient setting. These calculations are regularly reviewed for completeness and based on such review, we have revised our reported ASPs to reflect calculation changes both prospectively and retroactively. Partially as a result of our methodology changes, our ASP reimbursement rate for EPOGEN® was reduced for the third quarter of 2007. In the United States, dialysis providers are primarily reimbursed for EPOGEN® by the federal government through the ESRD Program of Medicare. The ESRD Program reimburses approved providers for 80% of allowed dialysis costs; the remainder is paid by other sources, including patients, state Medicaid programs, private insurance, and to a lesser extent, state kidney patient programs. The ESRD Program reimbursement rate is established by federal law and is monitored and implemented by CMS. Effective January 1, 2006, the payment mechanism for separately reimbursed dialysis drugs in both free-standing and hospital-based dialysis centers, including EPOGEN® and Aranesp®, is reimbursed by Medicare at ASP+6% using the same payment amounts used in the physician clinic setting. Beginning in the third quarter of 2007, based on its ongoing assessment for payment of Part B drugs, CMS instituted a single payment limit for Epoetin alfa (EPOGEN® and PROCRIT®). Although we cannot predict the payment levels of EPOGEN® in future quarters or whether Medicare payments for dialysis drugs may be modified by future federal legislation, a decrease in the reimbursement rate for EPOGEN® may have a material adverse effect on our business and results of operations.

Any changes to the ASP calculations directly affect the Medicare reimbursement for our products administered in the physician office, dialysis facility and hospital outpatient setting. These calculations are regularly reviewed for completeness and based on such review, we have revised our reported ASPs to reflect calculation changes both prospectively and retroactively. Partially as a result of our methodology changes, our ASP reimbursement rate for EPOGEN® was reduced for the third quarter of 2007.

Since April 1, 2006, the Medicare reimbursement for ESAs administered to dialysis patients has been subject to a revised HMA-PM, a Medicare payment review mechanism used by CMS to audit EPOGEN® and Aranesp® utilization and appropriate hematocrit outcomes of dialysis patients. This policy, EMP, was revised, effective January 1, 2008, requiring a 50% reduction in Medicare reimbursement if a patient’s Hb is above 13 g/dL for three or more consecutive months. In addition, the EMP reduces the monthly dosing limits to 400,000 IUs of EPOGEN®, from 500,000 IUs, and to 1,200 mcgs of Aranesp®, from 1,500 mcgs.

Changes resulting from the MMA, which beginning in 2005 lowered reimbursement for our products, could negatively affect product sales of some of our marketed products. However, we believe that our product sales for 2005, 2006 and 2007 were not significantly impacted by the reimbursement changes resulting from the MMA. However, additional provisions of the MMA and other regulations affecting reimbursement that have gone or may go into effect could affect our product sales and related sales growth in the future. For example, the MMA required a report to Congress and a demonstration project with regard to a bundled payment system for dialysis, including separately billable drugs and EPOGEN®. The report to Congress was issued on February 20, 2008, but the demonstration project, which was scheduled to start in January 2006, has been delayed with no announced start date. Bundling initiatives that have been implemented in other healthcare settings have resulted in lower utilization of services that had not previously been a part of the bundled payment. Because CMS is continuing to study bundled payments in the ESRD setting and legislation is possible, we cannot predict what impact a bundled payments system would have on sales of EPOGEN® or Aranesp® used in the treatment of persons receiving outpatient dialysis services.

In addition, on December 29, 2006, the MedPAC released its second Congressionally-mandated report on the impact of changes in Medicare payments for Part B Drugs specifically recommending that the Secretary of the Department of Health and Human Services clarify ASP reporting requirements “to ensure that ASP calcu-

lations allocate discounts to reflect the transaction price for each drug.” Under the ASP system, the Company allocates its discounts based on the prices paid for individual drugs, according to the terms of its contracts with physicians and other purchasers, and we believe that the resulting ASPs reflect the transaction prices for individual drugs. Referencing MedPAC’s December 2006 report, CMS proposed in the Medicare Physician Fee Schedule Proposed Rule for 2008 revising the methodology for calculating ASP to require the reallocation of price concessions of drugs sold under “bundled arrangements,” described by CMS in part as an arrangement regardless of physical packaging under which the rebate, discount or other price concession is conditioned upon the purchase of the same drug or biological or other drugs or biologicals or some other performance requirement. In the Medicare Physician Fee Schedule Final Rule for 2008, CMS stated that it is not finalizing the proposed regulatory change at this time, based on comments recommending a delay and raising concerns about the proposal. The agency also clarified that in the absence of specific guidance, manufacturers may make “reasonable assumptions” in the calculation of ASP, consistent with the general requirements and the intent of the Medicare statute and regulations and their customary business practices. The agency stated that it will continue to monitor this issue and may provide more specific guidance in the future. Related to this issue, CMS issued a final Medicaid rule on July 6, 2007 that covered a broad range of topics concerning the calculation and use of AMP and best price as well as a definition for bundled sales under the Medicaid program. Although it has minor differences, the definition of “bundled sale” under this rule is essentially the same as what CMS proposed under the definition of “bundled arrangement” in the Medicare Physician Fee Schedule Proposed Rule for 2008 but which was not adopted for ASP reporting in the Final Rule for 2008. We continue in the process of evaluating what impact the final rule will have on our business.

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

On July 30, 2007, CMS issued its Decision Memorandum which was substantially altered from the Proposed NCD. On January 14, 2008, CMS issued changes to its Medicare National Coverage Determinations Manual, adding the ESA Decision Memorandum, effective for claims with dates of service on and after July 30, 2007 with an implementation date of April 7, 2008. In the Decision Memorandum, CMS determined that ESA treatment was not reasonable and necessary for certain clinical conditions. These conditions include:

•	Any anemia in cancer or cancer treatment patients due to folate deficiency, B-12 deficiency, iron deficiency, hemolysis, bleeding or bone marrow fibrosis;

•	Anemia associated with the treatment of AML, CML or erythroid cancers;

•	AoC not related to cancer treatment;

•	Any anemia associated only with radiotherapy;

•	Prophylactic use to prevent CIA;

•	Prophylactic use to reduce tumor hypoxia;

•	Patients with erythropoietin-type resistance due to neutralizing antibodies; and

•	Anemia due to cancer treatment if patients have uncontrolled hypertension.

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

Under the provisions of the Decision Memorandum, Medicare contractors may continue to issue local coverage determinations based on the existing Medicare policy of “reasonable and necessary determinations” on all uses of ESAs that are not determined by the Decision Memorandum, including MDS.

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

We believe this restriction on reimbursement of ESAs in the Decision Memorandum has had and will continue to have a material adverse effect on the use, reimbursement and sales of Aranesp®, and our business and results of operations. Additionally, based on our knowledge, although no private payers have implemented the Decision Memorandum to date, many private payers have implemented the Hb initiation restriction included in the Decision Memorandum. Further, due to difficulties in administering a two-tier medical practice, we believe many healthcare providers have reduced ESA utilization for all of their patients regardless of insurance coverage. Also, although the Decision Memorandum did not directly affect reimbursement for treatment of MDS, we also believe that certain physicians have reduced ESA utilization in this setting. While we cannot fully predict the impact of the Decision Memorandum on how, or under what circumstances, healthcare providers will prescribe or administer our ESAs, it had a significant impact to our business in 2007 and believe that it will significantly impact us in 2008.

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

The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and often involve complex legal, scientific and factual questions. To date, there has emerged no consistent policy regarding breadth of claims allowed in such companies’ patents. Third parties may challenge, invalidate or circumvent our patents and patent applications relating to our products, product candidates and technologies. In addition, our patent positions might not protect us against competitors with similar products or technologies because competing products or technologies may not infringe our patents. For certain of our product candidates, there are third parties who have patents or pending patents that they may claim prevent us from commercializing these product candidates in certain territories. Patent disputes are frequent, costly and can preclude or delay commercialization of products. We are currently, and in the future may be, involved in patent litigation. However, a patent dispute or litigation may not discourage a potential violator from bringing the product that is alleged to infringe to market and we may be subject to competition during certain periods of litigation. For example, with the October 23, 2007, jury verdict in the U.S. Federal District Court in Boston and the Court’s rulings on various pre-trial and post-trial motions, Roche was found to infringe a total of ten claims from four of Amgen’s EPO patents. Roche filed a BLA with the FDA for their peg-EPO product and on November 14, 2007 the FDA approved MIRCERA® for the treatment of anemia associated with CRF including patients on dialysis and patients not on dialysis. We are now requesting a permanent injunction to prevent Roche from commercializing its peg-EPO product in the United States in violation of our affirmed patent rights. This lawsuit is described in Note 10 “Contingencies — Roche Matters” to the Consolidated Financial Statements. (See “— Our marketed products face substantial competition and other companies may discover, develop, acquire or commercialize products before or more successfully than we do.”) Further, under the Hatch-Waxman Act, products approved by the FDA under a NDA may be the subject of patent litigation with generic competitors before the five year period of exclusivity provided for under the Act has expired and prior to the expiration of the patent term of product. If we lose or settle current or future litigations at certain stages or entirely, we could be subject to competition and/or significant liabilities; required to enter into third-party licenses for the infringed product or technology or required to cease using the technology or product in dispute. In addition, we cannot guarantee that such licenses will be available on terms acceptable to us, or at all.

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

We also have been granted or obtained rights to patents in Europe relating to erythropoietin; G-CSF; pegfilgrastim (pegylated G-CSF); etanercept; two relating to darbepoetin alfa; hyperglycosylated erythropoietic proteins; and cinacalcet HCl. Our principal European patent relating to erythropoietin expired on December 12, 2004 and our principal European patent relating to G-CSF expired on August 22, 2006. As these patents have expired, some companies have and we believe others may receive approval for and market biosimilar and other products (as they are generally known in the EU) to compete with these products in the EU presenting additional competition to our products. (See “— Our marketed products face substantial competition and other companies may discover, develop, acquire or commercialize products before or more successfully than we do.”)

We may experience difficulties, delays or unexpected costs and not achieve anticipated cost savings from our recently announced restructuring plan.

As a result of recent developments and, in particular the regulatory and reimbursement changes to our marketed ESA products, on August 15, 2007, we announced a plan to restructure our worldwide operations in order to improve our cost structure while continuing to make significant R&D investments and build the framework for our future growth. As part of the restructuring plan, we reduced staff, made changes to certain capital projects and closed certain production operations. As a result of our restructuring plan, we expect to reduce costs beginning in 2008. Our ability to achieve anticipated savings is dependent upon various future developments, some of which are beyond our control. We may also not realize, in full or in part, the anticipated benefits and savings from our restructuring efforts due to unforeseen difficulties, delays or unexpected costs. If we are unable to achieve the anticipated savings or benefits to our business in the expected time frame or other unforeseen events occur, our business and results of operations may be adversely affected. Further, if we were to experience unanticipated and unforeseen changes to our business, we may face further restructuring and/or reorganization activities in the future.

In addition, our reduction of staff was completed through a combination of a voluntary transition program and an involuntary reduction in force. In order to be successful and build our framework for future growth, we must continue to execute and deliver on our core business initiatives, with fewer human resources and losses of intellectual capital. We must also attract, retain and motivate key employees including highly qualified management, scientific, manufacturing and sales and marketing personnel who are critical to our business. We may not be able to attract, retain or motivate qualified employees in the future and our inability to do so may adversely affect our business.

Guidelines and recommendations published by various organizations can reduce the use of our products.

Government agencies promulgate regulations and guidelines directly applicable to us and to our products. However, professional societies, practice management groups, insurance carriers, physicians, private health/science foundations and organizations involved in various diseases from time to time may also publish guidelines or recommendations to healthcare providers, administrators and payers, and patient communities. Recommendations of government agencies or these other groups/organizations may relate to such matters as usage, dosage, route of administration and use of related therapies and reimbursement of our products by government and private payers. (See “— Our sales depend on payment and reimbursement from third-party payers, and, to the extent that reimbursement for our products is reduced, this could negatively impact the utilization of our products.”) Organizations like these have in the past made recommendations about our products. Recom-

mendations or guidelines that are followed by patients and healthcare providers could result in decreased use and/or dosage of our products. Some examples of agency and organizational guidelines include:

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

•

On February 2, 2007, following the reported results from our AoC 103 Study, the USP DI Drug Reference Guides removed Aranesp® in the treatment of AoC. Thereafter, Aranesp® use in AoC decreased significantly throughout 2007.

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

We intend to continue to make significant R&D investments. Successful product development in the biotechnology industry is highly uncertain, and very few R&D projects produce a commercial product. Product candidates or new indications for existing products (collectively, “product candidates”) that appear promising in the early phases of development, such as in early human clinical trials, may fail to reach the market for a number of reasons, such as:

•	the product candidate did not demonstrate acceptable clinical trial results even though it demonstrated positive preclinical trial results

•	the product candidate was not effective or more effective than currently available therapies in treating a specified condition or illness

•	the product candidate had harmful side effects in humans or animals

•	the necessary regulatory bodies, such as the FDA, did not approve our product candidate for an intended use

•	the product candidate was not economical for us to manufacture and commercialize

•	other parties have or may have proprietary rights to our product candidate, such as patent rights, and will not let us sell it on reasonable terms, or at all

•	the product candidate is not cost effective in light of existing therapeutics

•	we and certain of our licensees, partners or independent investigators may fail to effectively conduct clinical development or clinical manufacturing activities

•	the regulatory pathway to approval for product candidates is uncertain or not well-defined

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

Further, several of our product candidates have failed or been discontinued at various stages in the product development process, including, but not limited to, Brain Derived Neurotrophic Factor (“BDNF”), Megakaryocyte Growth and Development Factor (“MGDF”) and Glial Cell Lined-Derived Neurotrophic Factor (“GDNF”). For example, in 1997, we announced the failure of BDNF for the treatment of amyotrophic lateral sclerosis, or Lou Gehrig’s Disease, because the product candidate, when administered by injection, did not produce acceptable clinical results for a specific use after a phase 3 trial, even though BDNF had progressed successfully through preclinical and earlier clinical trials. In addition, in 1998, we discontinued development of MGDF, a novel platelet growth factor, at the phase 3 trial stage after several people in platelet donation trials developed low platelet counts and neutralizing antibodies. Also, in June 2004, we announced that the phase 2 study of GDNF for the treatment of advanced Parkinson’s disease did not meet the primary study endpoint upon completion of nine months of the double-blind treatment phase of the study even though a small phase 1 pilot investigator-initiated open-label study over a three year period appeared to result in improvements for advanced Parkinson’s disease patients. Subsequently, in the fall of 2004 we discontinued clinical development of GDNF in patients with advanced Parkinson’s disease after several patients in the phase 2 study developed neutralizing antibodies and new preclinical data showed that GDNF caused irreversible damage to the area of the brain critical to movement control and coordination. On February 11, 2005, we confirmed our previous decision to halt clinical trials and, as a part of that decision and based on thorough scientific review, we also concluded that we will not provide GDNF to the 48 patients who participated in clinical trials that were terminated in the fall of 2004. Of course, there may be other factors that prevent us from marketing a product. We cannot guarantee we will be able to produce or manufacture commercially successful products. (See “— Difficulties, disruptions or delays in manufacturing or failure to comply with manufacturing regulations may limit supply of our products and limit our product sales.”; “— Our current products and products in development cannot be sold if we do not gain or maintain regulatory approval of our products and we may be required to perform additional clinical trials or change the labeling of our products or take other potentially limiting or costly actions if we or others identify side effects after our products are on the market.” and “— Before we commercialize and sell any of our product candidates, we must conduct clinical trials in humans; if we fail to adequately manage these trials we may not be able to sell future products and our sales could be adversely affected.”)

Our business may be affected by government investigations or litigation.

We and certain of our subsidiaries are involved in legal proceedings relating to various patent matters, government investigations, our business operations, government requests for information and other legal proceedings that arise from time to time in the ordinary course of our business. Matters required to be disclosed by us are set forth in Note 10, “Contingencies” to the Consolidated Financial Statements and are updated as required in subsequently filed Form 10-Qs. Litigation is inherently unpredictable, and the outcome can result in excessive verdicts and/or injunctive relief that affects how we operate our business. Consequently, it is possible that we could, in the future, incur judgments or enter into settlements of claims for monetary damages or change the way we operate our business, which could have a material adverse effect on our results of operations, financial position or cash flows.

The federal government, state governments and private payers are investigating, and many have filed actions against numerous pharmaceutical and biotechnology companies, including Amgen and Immunex, now a wholly owned subsidiary of ours, alleging that the reporting of prices for pharmaceutical products has resulted in false and overstated average wholesale price (“AWP”), which in turn is alleged to have improperly inflated the reimbursement paid by Medicare beneficiaries, insurers, state Medicaid programs, medical plans and other payers to healthcare providers who prescribed and administered those products. A number of these actions have been brought against us and/or Immunex. Additionally, a number of states have pending investigations regarding our Medicaid drug pricing practices and the U.S. Departments of Justice and Health and Human Services have re-

quested that Immunex produce documents relating to pricing issues. Further, certain state government entity plaintiffs in some of these AWP cases are also alleging that companies, including ours, were not reporting their “best price” to the states under the Medicaid program. These cases and investigations are described in Note 10, “Contingencies — Average Wholesale Price Litigation” to the Consolidated Financial Statements and are updated as required in subsequent Form 10-Qs. Other states and agencies could initiate investigations of our pricing practices. A decision adverse to our interests on these actions and/or investigations could result in substantial economic damages and could have a material adverse effect on our results of operations in the period in which such liabilities are incurred.

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

Our revenues and operating results may fluctuate from period to period for a number of reasons, some of which we cannot control. For example, primarily as a result of various regulatory and reimbursement developments involving ESA products that began in 2007, our anemia product sales, in particular sales of Aranesp®, for 2007 were materially adversely impacted. Even a relatively small revenue shortfall may cause financial results for a period to be below our expectations or projections as some of our operating expenses are fixed in the short term and cannot be reduced within a short period of time to offset reductions in revenue. Further, primarily as a result of the various regulatory and reimbursement developments impacting ESA products, on August 15, 2007, we announced a plan to restructure our worldwide operations in order to improve our cost structure. We have incurred approximately $739 million of the current estimated $775 million to $825 million in charges in connection with this restructuring plan. Our operating results have and will continue to fluctuate and be adversely impacted as a result of these restructuring charges. (See “— We may experience difficulties, delays or unexpected costs and not achieve anticipated cost savings from our recently announced restructuring plan.”) In addition, in the event that the actual restructuring charges exceed our latest estimate, this may cause our operating results for a period to be below our expectations or projections. As a result of the above or other challenges, including the upcoming March 13, 2008 ODAC meeting and continuing label revisions to our ESAs, our revenues and operating results and, in turn, our stock price may be subject to significant fluctuations. Additionally, our stock price, like that of other biotechnology companies, is volatile. For example, in the fifty-two weeks prior to December 31, 2007, the trading price of our common stock has ranged from a high of $75.85 per share to a low of $46.44 per share.

Our revenues, operating results and stock price may be affected by a number of factors, such as:

•	adverse developments regarding the safety or efficacy of our products

•	changes in the government’s or private payers’ reimbursement policies or prescribing guidelines for our products

•	inability to maintain regulatory approval of marketed products or manufacturing facilities

•	actual or anticipated clinical trial results of ours or our licensees, partners or independent investigators

•	business development or licensing activities

•	product development or other business announcements by us or our competitors

•	regulatory matters or actions

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

Of course, there may be other factors that affect our revenues, operating results and stock price in any given period. In addition, if our revenues, earnings or other financial results in any period fail to meet the investment community’s expectations, there could be an immediate adverse impact on our stock price.

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

These events could adversely affect our ability to satisfy demand for our products, which could adversely affect our product sales and operating results materially. For example, we have experienced shortages in certain components necessary for the formulation, fill and finish of certain of our products in our Puerto Rico facility without impact on our ability to supply these products. However, we may experience these or other shortages in the future resulting in delayed shipments, supply constraints and/or stock-outs of our products.

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

We currently manufacture and market all our principal products, and we plan to manufacture and market many of our product candidates. Manufacturing biologic human therapeutic products is difficult, complex and highly regulated. (See “— Our current products and products in development cannot be sold if we do not gain or maintain regulatory approval of our products and we may be required to perform additional clinical trials or change the labeling of our products or take other potentially limiting or costly actions if we or others identify side effects after our products are on the market.”) We currently manufacture our products and product candidates at our manufacturing facilities located in Thousand Oaks and Fremont, California; Boulder and Longmont, Colorado; West Greenwich, Rhode Island; Bothell, Washington and Juncos, Puerto Rico. (See “— We manufacture and formulate, fill and finish substantially all our products at our Puerto Rico manufacturing facility; if significant natural disasters or production failures occur at this facility, we may not be able to supply these products.”) Additionally, we currently use third-party contract manufacturers to produce or assist in the production of ENBREL and Sensipar®/Mimpara® and in the formulation, fill and finish of VectibixTM and plan to use contract manufacturers to produce a number of our late-stage product candidates. (See “— We are dependent on third parties for a significant portion of our bulk supply and the formulation, fill and finish of ENBREL.”) Our ability to adequately and timely manufacture and supply our products is dependent on the uninterrupted and efficient operation of our facilities which is impacted by many manufacturing variables including:

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

We manufacture and contract manufacture, price, sell, distribute and market or co-market our products for their approved indications. These activities are subject to extensive regulation by numerous state and federal governmental authorities in the United States, such as the FDA and CMS, as well as in foreign countries, including European countries, Canada, Australia and Japan. Although we have obtained regulatory approval for our marketed products, these products and our manufacturing processes and those of our third-party contract manufacturers must undergo a potentially lengthy FDA or other regulatory approval process and are subject to continued review by the FDA and other regulatory authorities. It can take longer than five years to build and license a new manufacturing plant and it can take longer than three years to qualify a new contract manufacturer. In order to maintain supply, mitigate risks associated with the vast majority of our formulation, fill and finish operations being performed in a single facility and to adequately prepare to launch a number of our late-stage product candidates, we must successfully implement a number of manufacturing projects on schedule, operate our facilities at appropriate production capacity over the next few years, continue our use of third-party contract manufacturers and maintain a state of regulatory compliance. Key manufacturing projects include: (i) expansion of our existing bulk protein facilities at our Puerto Rico site for the production of our late-stage product candidate denosumab; (ii) construction, qualification and licensure of a new formulation and filling facility at our Puerto Rico site and (iii) expansion of our Fremont, California facility to support future product launches.

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

We currently perform all of the formulation, fill and finish for EPOGEN®, Aranesp®, Neulasta® and NEUPOGEN®, some formulation, fill and finish operations for ENBREL, and all of the bulk manufacturing for Aranesp®, Neulasta® and NEUPOGEN® at our manufacturing facility in Juncos, Puerto Rico. Our global supply of these products is significantly dependent on the uninterrupted and efficient operation of this facility. A number of factors could adversely affect our operations, including:

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

For example, this facility in Puerto Rico has experienced manufacturing component shortages and there was evidence of adverse trends in the microbial bioburden of the production environment that reduced the production output. Although these experiences in Puerto Rico have not impacted our ability to supply product in the past, the same or other problems may result in our being unable to supply these products, which could adversely affect our product sales and operating results materially. Although we have obtained limited insurance to protect against certain business interruption losses, there can be no assurance that such coverage will be adequate or that such coverage will continue to remain available on acceptable terms, if at all. The extent of the coverage of our insurance could limit our ability to mitigate for lost sales and could result in such losses adversely affecting our product sales and operating results materially. (See “— Difficulties, disruptions or delays in manufacturing or failure to comply with manufacturing regulations may limit supply of our products and limit our product sales.”)

We are dependent on third parties for a significant portion of our bulk supply and the formulation, fill and finish of ENBREL.

Under a collaboration and global supply agreement, we and Wyeth share the total worldwide bulk supply of ENBREL produced by our Rhode Island manufacturing facility, BI Pharma’s manufacturing facility in Germany and Wyeth’s manufacturing facility in Ireland. Our ENBREL supply forecasts rely on certain assumptions of how much ENBREL each of these manufacturing facilities is expected to produce. If any of these manufacturing facilities are unable to produce in accordance with our or Wyeth’s expectations, the worldwide supply of ENBREL could be adversely affected materially. In such cases, we may be required to allocate supply for Wyeth’s benefit. To the extent that there is a shortfall in worldwide production, our supply of ENBREL could be adversely affected. Additionally, the costs associated with a shortfall or failure in production of ENBREL would be borne by both parties.

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

We operate in a highly competitive environment. Our products compete with other products or treatments for diseases for which our products may be indicated. For example, ENBREL competes in certain circumstances with products marketed by J&J, Abbott, Biogen, Genentech, BMS, Novartis and Sanofi-Aventis, as well as the generic drug methotrexate, and may face competition from other potential therapies being developed. For example, on January 18, 2008, Abbott announced it had received approval from the FDA to market HUMIRA® as a treatment for adult patients with moderate to severe chronic plaque psoriasis. HUMIRA® will now compete with ENBREL in both the rheumatology and dermatology segments. While ENBREL continues to maintain a leading position in both rheumatology and dermatology, it has experienced and continues to experience share loss to competitors. Vectibix TM, our oncology therapeutic in the United States and the EU to treat patients with mCRC, competes with Imclone’s Erbitux®. Additionally, Aranesp® competes or will potentially compete in the EU with:

Product	Company	Countries	Timing for Launch
EPREX®	J&J	EU	Launched in 1988
Neorecormon®	Roche	EU	Launched in 2007
DynepoTM	Shire	Germany, UK	Launched in 2007
Biosimilar Erythropoietin	Sandoz with co-marketers Hexal and Medice	Germany, UK Others	Launched in 2007 2008
Biosimilar Erythropoietin	Hospira/Stada	Germany, UK	2008
		Others	2008
peg-EPO/MIRCERA®	Roche	Germany, UK, Netherlands, Austria, Sweden, Switzerland	Launched in 2007 2008

In addition, several companies are developing potentially competing therapies. For example, Affymax/Takeda are co-developing, Hematide™, an erythropoietin mimetic for the treatment of anemia. Further, if our currently marketed products are approved for new uses, or if we sell new products, or our competitors get new or expanded indications, we may face new, additional competition that we do not face today. Further, adverse clinical developments for our current products could limit our ability to compete. (See “— Our current products and products in development cannot be sold if we do not gain or maintain regulatory approval of our products and we may be required to perform additional clinical trials or change the labeling of our products or take other potentially limiting or costly actions if we or others identify side effects after our products are on the market.”) Our products may compete against products that have lower prices, equivalent or superior performance, are easier to administer or that are otherwise competitive with our products.

Our principal European patent relating to erythropoietin expired on December 12, 2004 and our principal European patent relating to G-CSF expired on August 22, 2006. As these patents have expired, some companies have and other companies may receive approval for and market biosimilar or other products to compete with our products in the EU, presenting additional competition to our products. Although we cannot predict with certainty when the first G-CSF biosimilar products could appear on the market in the EU, with the February 21, 2008 positive opinion from the CHMP, we expect that the first biosimilar G-CSF product will be approved in the first half of 2008 and could be available shortly thereafter, and that it would compete with Neulasta® and NEUPOGEN®. We cannot predict to what extent the entry of biosimilar products or other competing products will impact future Aranesp® , Neulasta® or NEUPOGEN® sales in the EU. Our inability to compete effectively could reduce sales which could have a material adverse effect on our results of operations.

In 2006, the EMEA developed and issued final regulatory guidelines related to the development and approval of biosimilar products. The final guidelines included clinical trial guidance for certain biosimilar products including erythropoietins and G-CSFs, which guidance recommends that applicants seeking approval of such biosimilar products conduct fairly extensive pharmacodynamic, toxicological, clinical safety studies and a pharmacovigilance program. In the United States, there currently is no legal approval pathway for the approval of BLAs for biosimilars. A number of events would need to occur before these products could enter the market, in-

cluding passage of legislation by Congress to create a new approval pathway and, depending on the specific provisions of any such legislation, promulgation of associated regulations or guidance by the FDA. In 2007, several members of Congress expressed interest in the issue, a number of bills were introduced, the House of Representatives and the Senate held hearings on biosimilars, and the Senate Committee on HELP voted on legislation in June 2007. However, no final legislation was passed in either chamber of Congress. Given the continuing interest of Congress in the issue, it is possible legislation on biosimilars will also be considered in 2008. It is unknown what type of regulatory framework, what legal provisions, and what timeframes for issuance of regulations or guidance any final legislation would contain. Until such legislation is created, we cannot predict when biosimilars could appear in the United States.

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

As a result of developments in 2007 and, in particular the regulatory and reimbursement changes to our ESA products, on August 15, 2007, we announced a plan to restructure our worldwide operations in order to improve our cost structure while continuing to make significant R&D investments and build the framework for our future growth. We face a number of risks, some of which we cannot completely control. For example:

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

The substantial majority of our U.S. product sales are made to three pharmaceutical product wholesaler distributors, AmerisourceBergen Corporation, Cardinal Health, Inc. and McKesson Corporation. These distributors, in turn, sell our products to their customers, which include physicians or their clinics, dialysis centers, hospitals and pharmacies. One of these products, EPOGEN®, is primarily sold to free-standing dialysis clinics, which have experienced significant consolidation. Two organizations, DaVita Inc. and Fresenius own or manage a large number of the outpatient dialysis facilities located in the United States and account for a significant majority of all EPOGEN® sales in the free-standing dialysis clinic setting. In October 2006, we entered into a five-year sole sourcing and supply agreement with an affiliate of Fresenius, on its behalf and on behalf of certain of its affiliates, to purchase, and we have agreed to supply, all of Fresenius’ commercial requirements for ESAs for use in managing the anemia of its hemodialysis patients in the United States and Puerto Rico, based on forecasts provided by Fresenius and subject to the terms and conditions of the agreement.

These entities’ purchasing leverage has increased due to this concentration and consolidation which may put pressure on our pricing by their potential ability to extract price discounts on our products or fees for other services, correspondingly negatively impacting our bargaining position and profit margins. The results of these developments may have a material adverse effect on our product sales and results of operations.

Our marketing of ENBREL is dependent in part upon Wyeth.

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

The development, manufacturing, distribution, pricing, sales, marketing and reimbursement of our products, together with our general operations, are subject to extensive federal and state regulation in the United States and to extensive regulation in foreign countries. (See “ — Our current products and products in development cannot be sold if we do not gain or maintain regulatory approval of our products and we may be required to perform additional clinical trials or change the labeling of our products or take other potentially limiting or costly actions if we or others identify side effects after our products are on the market.” and “ — Difficulties, disruptions or delays in manufacturing or failure to comply with manufacturing regulations may limit supply of our products and limit our product sales.”) While we have developed and instituted a corporate compliance program based on what we believe to be current best practices, we cannot assure you that we, our employees, our consultants or our contractors are or will be in compliance with all potentially applicable U.S. federal and state regulations and/or laws or all potentially applicable foreign regulations and/or laws. If we fail to comply with any of these regulations and/or laws a range of actions could result, including, but not limited to, the termination of clinical trials, the failure to approve a product candidate, restrictions on our products or manufacturing processes, including withdrawal of our products from the market, significant fines, exclusion from government healthcare programs or other sanctions or litigation.

The accounting method for our convertible debt securities may be subject to change.

A convertible debt security providing for share and/or cash settlement of the conversion value and meeting specified requirements under Emerging Issues Task Force (“EITF”) Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” including our outstanding convertible debt securities, is currently classified in its entirety as debt. No portion of the carrying value of such a security related to the conversion option indexed to our stock is classified as equity. In addition, interest expense is recognized at the stated coupon rate. The coupon rate of interest for convertible debt securities, including our convertible debt securities, is typically lower than what an issuer would be required to pay for nonconvertible debt with otherwise similar terms.

The EITF considered in 2007 whether the accounting for convertible debt securities that requires or permits settlement in cash either in whole or in part upon conversion (“cash settled convertible debt securities”) should be changed, but was unable to reach a consensus and discontinued deliberations on this issue. Subsequently, in July 2007, the Financial Accounting Standards Board (“FASB”) voted unanimously to reconsider the current accounting for cash settled convertible debt securities, which includes our convertible debt securities. In August 2007, the FASB exposed for public comment a proposed FASB Staff Position (“FSP”) that would change the method of accounting for such securities and would require the proposed method to be retrospectively applied. The FASB expects to begin deliberations on the proposed FSP in February 2008. The FSP, if issued as proposed, would become effective for calendar year end companies like us in the first quarter of 2008. Under this proposed method of accounting, the debt and equity components of our convertible debt securities would be bifurcated and accounted for separately in a manner that would result in recognizing interest on these securities at effective rates more comparable to what we would have incurred had we issued nonconvertible debt with otherwise similar terms. The equity component of our convertible debt securities would be included in the paid-in-capital section of stockholders’ equity on our Consolidated Balance Sheet and, accordingly, the initial carrying values of these debt securities would be reduced. Our net income for financial reporting purposes would be reduced by recognizing the accretion of the reduced carrying values of our convertible debt securities to their face amounts as additional non-cash interest expense. Therefore, if the proposed method of accounting for cash settled convertible debt securities is adopted by the FASB as described above, it would have an adverse impact on our past and future reported financial results. As the final guidance has not been issued, we cannot predict its ultimate outcome.

We also cannot predict any other changes in accounting principles generally accepted in the United States (“GAAP”) that may be made affecting accounting for convertible debt securities, some of which could have an adverse impact on our past or future reported financial results.

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

The following table summarizes our significant properties and their primary functions as of December 31, 2007. For additional information regarding manufacturing initiatives see “Item 1. Business — Manufacturing and Raw Materials.”

In addition to these properties, we have undeveloped land at certain locations, principally in Thousand Oaks, California; Longmont, Colorado; Louisville, Kentucky; Allentown, Pennsylvania; West Greenwich, Rhode Island; Seattle and Bothell, Washington and Juncos, Puerto Rico, to accommodate future expansion, as required. Also, we purchased land in Ireland in 2006 for the construction of a process development, bulk manufacturing, formulation, fill and finish facility. We subsequently made decisions resulting in indefinitely postponing this project, but have retained ownership of the land. Excluded from the table above are leased properties that have been abandoned and certain buildings that have been closed as part of our restructuring plan as further described in Note 2, “Restructuring” to the Consolidated Financial Statements. In addition, leased facilities in Japan are excluded from the table above, which will be disposed of in connection with Takeda acquiring our subsidiary in Japan.

We believe our facilities are suitable for their intended use and, in conjunction with our third-party contracting manufacturing agreements, provide adequate capacity. However, our bulk manufacturing facility in Puerto Rico currently has excess capacity due principally to declining product sales and related demand for Aranesp® resulting from regulatory and reimbursement developments occurring throughout 2007. The Company expects excess capacity at this Puerto Rico facility to continue through 2008. We also believe that our existing facilities, third-party contract manufacturing agreements and our anticipated additions are sufficient to meet our expected needs. There are no material encumbrances on our properties. (See “Item 1A. Risk Factors — We manufacture and formulate, fill and finish substantially all our products at our Puerto Rico manufacturing facility; if significant natural disasters or production failures occur at this facility, we may not be able to supply these products.” , “— We rely on single third-party suppliers for some of our raw materials, medical devices and components; if these third-parties fail to supply these items, we may be unable to supply our products.” and “— Difficulties, disruptions or delays in manufacturing or failure to comply with manufacturing regulations may limit supply of our products and limit our product sales.”)

Item 3.	LEGAL PROCEEDINGS

Certain of our legal proceedings in which we are involved are discussed in Note 10, “Contingences” to our Consolidated Financial Statements in our 2007 Form 10-K and are hereby incorporated by reference.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the last quarter of our fiscal year ended December 31, 2007.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock trades on The NASDAQ Stock Market under the symbol AMGN. As of February 18, 2008, there were approximately 12,100 holders of record of our common stock. No cash dividends have been paid on the common stock to date, and we currently do not intend to pay any dividends.

The following table sets forth, for the periods indicated, the range of high and low quarterly closing sales prices of the common stock as quoted on The NASDAQ Stock Market:

	High	Low
Year ended December 31, 2007
4th Quarter	$58.17	$46.44
3rd Quarter	57.16	49.01
2nd Quarter	65.10	53.68
1st Quarter	75.85	55.72

Year ended December 31, 2006
4th Quarter	$76.50	$68.31
3rd Quarter	72.14	63.92
2nd Quarter	72.86	63.94
1st Quarter	80.36	71.01

Performance Graph

The chart set forth below shows the value of an investment of $100 on December 31, 2002 in each of Amgen Common Stock, the Amex Biotech Index, the Amex Pharmaceutical Index and Standard & Poor’s 500 Index (the “S&P 500”). All values assume reinvestment of the pre-tax value of dividends paid by companies included in these indices and are calculated as of December 31 of each year. The historical stock price performance of the Company’s Common Stock shown in the performance graph below is not necessarily indicative of future stock price performance.

Amgen vs. Amex Biotech, Amex Pharmaceutical and S&P 500 Indices

	12/31/2002	12/31/2003	12/31/2004	12/31/2005	12/31/2006	12/31/2007
Amgen (AMGN)	$100.00	$127.82	$132.71	$163.14	$141.31	$96.07
Amex Biotech (BTK)	$100.00	$144.91	$201.32	$201.32	$223.01	$232.54
Amex Pharmaceutical (DRG)	$100.00	$114.60	$110.52	$114.43	$126.55	$127.83
S&P 500 (SPX)	$100.00	$128.36	$142.14	$149.01	$172.27	$181.72

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

During the three months ended December 31, 2007, we had two outstanding stock repurchase programs. The manner of purchases, the amount we spend and the number of shares repurchased will vary based on a variety of factors, including the stock price and blackout periods in which we are restricted from repurchasing shares and may include private block purchases as well as market transactions. Repurchases under our stock repurchase program reflect, in part, our confidence in the long-term value of Amgen common stock. Additionally, we believe that it is an effective way of returning cash to our stockholders. A summary of our repurchase activity for the three months ended December 31, 2007 is as follows:

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs		Maximum $ Value that May Yet Be Purchased Under the Programs(1)
October 1 — October 31	—		$—	—		$6,539,425,047
November 1 — November 30	625		56.84	—		6,539,425,047
December 1 — December 31	1,842,272		54.39	1,838,431		6,439,425,117

	1,842,897	(2)	54.39	1,838,431	(2)

(1)

In December 2006, the Board of Directors authorized us to repurchase up to $5.0 billion of common stock. As of December 31, 2007, $1.4 billion was available for stock repurchases under our stock repurchase program authorized by the Board of Directors in December 2006. Additionally, in July 2007, the Board of Directors authorized us to repurchase up to an additional $5.0 billion of common stock.

(2)

The difference between total number of shares purchased and the total number of shares purchased as part of publicly announced programs is due to shares of common stock withheld by us for the payment of taxes upon vesting of certain employees’ restricted stock.

Item 6.	SELECTED FINANCIAL DATA

	Years ended December 31,
Consolidated Statement of Income Data:	2007	2006	2005	2004	2003
	(In millions, except per share data)
Revenues:
Product sales	$14,311	$13,858	$12,022	$9,977	$7,868
Other revenues	460	410	408	573	488
Total revenues	14,771	14,268	12,430	10,550	8,356
Operating expenses(1)(2):
Cost of sales (excludes amortization of acquired intangible assets presented below)	2,548	2,095	2,082	1,731	1,341
Research and development(3)	3,266	3,366	2,314	2,028	1,655
Selling, general and administrative	3,361	3,366	2,790	2,556	1,957
Amortization of acquired intangible assets(4)	298	370	347	333	336
Write-off of acquired in-process research and development(5)	590	1,231	—	554	—
Other items (primarily certain restructuring costs in 2007)	728	—	49	—	(24)
Net income	3,166	2,950	3,674	2,363	2,259
Diluted earnings per share	2.82	2.48	2.93	1.81	1.69
Cash dividends declared per share	—	—	—	—	—

	At December 31,
Consolidated Balance Sheet Data:	2007	2006	2005	2004	2003
	(In millions)
Total assets(2)	$34,639	$33,788	$29,297	$29,221	$26,113
Total debt(6)(7)(8)	11,177	9,012	3,957	3,937	3,080
Stockholders’ equity(7)(9)	17,869	18,964	20,451	19,705	19,389

In addition to the following notes, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and accompanying notes and previously filed Form 10-K’s for further information regarding our consolidated results of operations and financial position for periods reported therein and for known factors that will impact comparability of future results.

(1)

In 2007, we incurred restructuring charges of $739 million ($576 million, net of tax) primarily related to staff separation costs, asset impairment charges, accelerated depreciation and loss accruals for leases for certain R&D facilities that will not be used in our business.

(2)

In July 2007, we acquired all of the outstanding shares of Ilypsa for a net purchase price of approximately $400 million. Also in July 2007, we acquired all of the outstanding shares of Alantos for a net purchase price of approximately $300 million. In October 2006, we acquired all of the outstanding stock of Avidia, Inc. (“Avidia”) for a net purchase price of approximately $275 million. In April 2006, we acquired all of the outstanding common stock of Abgenix for a purchase price of approximately $2.2 billion. In August 2004, we acquired all of the outstanding common stock of Tularik Inc. (“Tularik”) for a purchase price of approximately $1.5 billion. Included in operating expenses are acquisition charges of $37 million, $41 million, $12 million, $53 million and $70 million, in 2007, 2006, 2005, 2004 and 2003, respectively. Acquisition charges, net of tax, for the three-years ended December 31, 2007 were $22 million, $26 million and $7 million, respectively. Acquisition charges consist, where applicable, of the incremental compensation provided to certain employees under short-term retention plans, including non-cash compensation expense associated with stock options assumed in connection with the acquisition, non-cash expense related to valuing the inventory acquired at fair value and external, incremental consulting and systems integration costs directly associated with integrating the acquisition.

(3)

Included in R&D expenses for 2007 and 2006 is the non-cash amortization of acquired R&D technology rights of $71 million ($44 million, net of tax) and $48 million ($30 million, net of tax), respectively.

(4)

Primarily represents the non-cash amortization of acquired product technology rights, primarily ENBREL, related to the Immunex acquisition. Amortization charges, net of tax, for the three years ended December 31, 2007 were $185 million, $200 million and $215 million, respectively.

(5)

As part of the accounting for the acquisitions of Alantos and Ilypsa in 2007, Avidia and Abgenix in 2006 and Tularik in 2004, we recorded charges to write-off acquired in-process R&D (“IPR&D”) of $270 million and $320 million in 2007, respectively, $130 million and $1.1 billion in 2006, respectively, and $554 million in 2004. These charges represent the estimated fair values of the IPR&D that, as of the respective acquisition dates, had not reached technological feasibility and had no alternative future use.

(6)

In May 2007, we issued $2.0 billion aggregate principal amount of floating rate notes due in 2008, $1.1 billion aggregate principal amount of notes due in 2017 and $900 million aggregate principal amount of notes due in 2037 in a private placement. A total of $3.2 billion of the net proceeds raised from the issuance of these notes were used to repurchase shares of our common stock under a block trade entered into in May 2007.

(7)

In February 2006, we issued $2.5 billion principal amount of convertible notes due in 2011 and $2.5 billion principal amount of convertible notes due in 2013 in a private placement. In connection with the issuance of these notes, a total of $3.0 billion of our common stock was repurchased under our stock repurchase program. Also, concurrent with the issuance of these notes, we purchased convertible note hedges in private transactions. The cost of the convertible note hedges, which aggregated approximately $1.5 billion, was recorded as a reduction of equity. Also, concurrent with the issuance of these notes, we sold warrants to acquire shares of our common stock. Proceeds received from the issuance of the warrants totaled approximately $774 million.

(8)

On March 2, 2007, as a result of holders of substantially all of our outstanding 2032 Modified Convertible Notes exercising their March 1, 2007 put option, we repurchased $2.3 billion aggregate principal amount, or the majority of the then outstanding convertible notes at their then-accreted value for $1.7 billion in cash.

(9)

Throughout the five-years ended December 31, 2007 in the table above, we have had share repurchase programs authorized by the Board of Directors through which we have repurchased $5.1 billion, $5.0 billion, $4.4 billion, $4.1 billion and $1.8 billion of Amgen common stock in 2007, 2006, 2005, 2004 and 2003, respectively.

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

Overview

The following management’s discussion and analysis (“MD&A”) is intended to assist the reader in understanding the business of Amgen Inc., including its subsidiaries (referred to as “Amgen,” “the Company,” “we,” “our” and “us”). MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and accompanying notes.

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

We primarily earn revenues and income and generate cash from sales of human therapeutic products in the areas of supportive cancer care, nephrology and inflammation. Our principal products include Aranesp®, EPOGEN®, Neulasta®/NEUPOGEN® and ENBREL all of which are sold in the United States. ENBREL is marketed under a co-promotion agreement with Wyeth in the United States and Canada. Our international product sales consist principally of European sales of Aranesp® and Neulasta®/NEUPOGEN®. For additional information about our principal products, their approved indications and where they are marketed, see “Item 1. Business — Principal Products.”

We operate in a highly regulated industry and various U.S. and foreign regulatory bodies have substantial authority over how we conduct our business in those countries. Government authorities in the United States and in other countries regulate the manufacturing and marketing of our products and our ongoing R&D activities. For example, prior to obtaining regulatory approval to market a product, we must conduct extensive clinical studies designed to establish the safety and effectiveness of the product candidate for use in humans in the indications sought. Furthermore, in order to maintain regulatory approval to market a product, we may be required to conduct further clinical trials and to provide additional information on safety and effectiveness. The regulatory environment is evolving and there is increased scrutiny on drug safety and increased authority being granted to regulatory bodies, in particular the FDA, to assist in ensuring the safety of therapeutic products. For example, on September 27, 2007, President Bush signed into law the FDAAA, significantly adding to the FDA’s authority (see “Item 1. Business — Government Regulation”).

Most patients receiving our principal products for approved indications are covered by either government and/or private payer health care programs. The reimbursement environment is evolving with greater emphasis on cost containment. For example, failure to demonstrate a clear economic value associated with the use of a new therapeutic product as compared to existing therapeutic products or practices may result in reduced reimbursement. Therefore, sales of our products are and will continue to be affected by the availability and extent of reimbursement from third-party payers, including government and private insurance plans and administration of those programs. Governments may regulate access to, prices or reimbursement levels of our products to control costs or to affect levels of use of our products. Worldwide use of our products may be affected by these cost containment pressures and cost shifting from governments and private insurers to healthcare providers or patients in response to ongoing initiatives to reduce or reallocate healthcare expenditures. Further, safety signals or adverse events or results from clinical trials or studies performed by us or by others (including our licensees or independent investigators) or from the marketed use of our drugs may expand safety labeling or restrict the use for our approved products and may negatively impact worldwide reimbursement for our products. For additional information on reimbursement and its impact on our business, see “Item 1. Business — Reimbursement.”

For the year ended December 31, 2007, total revenues were $14.8 billion and net income was $3.2 billion, or $2.82 per share on a diluted basis. In addition to the factors noted in “Item 1. Business — Key Developments,” our results of operations for the year ended December 31, 2007 were negatively impacted by the write-off of $590 million of acquired IPR&D related to the acquisitions of Alantos and Ilypsa and charges of $739 million in connection with our previously announced restructuring plan.

As of December 31, 2007, cash, cash equivalents and marketable securities were $7.2 billion, of which approximately $6.2 billion was generated from operations in foreign tax jurisdictions and is intended for use in our foreign operations. If these funds are repatriated for use in our U.S. operations, we would be required to pay additional U.S. and state income taxes at the applicable marginal tax rates. Our total debt outstanding was $11.2 billion as of December 31, 2007.

Our product sales for the year ended December 31, 2007 were $14.3 billion representing an increase of $453 million, or 3%, over product sales for the year ended December 31, 2006. This increase reflects growth primarily in ENBREL and Neulasta®/NEUPOGEN® significantly offset by a decline in Aranesp®. The decline in sales of Aranesp® , in particular Aranesp® sales in the U.S. supportive cancer care segment, reflects a decrease in demand resulting from various regulatory and reimbursement developments in 2007, as discussed below.

International product sales in 2007 represented 20% of total product sales and consisted principally of European sales of Aranesp®, Neulasta® and NEUPOGEN®. International product sales grew 17% in 2007 to $2.9 billion, principally driven by sales of Neulasta®/NEUPOGEN® and favorable changes in foreign currency exchange rates. International product sales growth during 2007 was favorably impacted by $193 million from foreign currency exchange rate changes. Both the positive and negative impacts that movements in foreign currency exchange rates have on our international product sales are mitigated, in part, by the natural, opposite impact these exchange rate movements have on our international operating expenses and as a result of our foreign currency hedging activities. Our hedging activities seek to offset the impact, both positive and negative, that foreign currency exchange rate changes may have on our net income. As such, the impact to our net results of operations from changes in foreign currency exchange rates has been largely mitigated.

As discussed in more detail in “Item 1. Business — Key Developments,” certain of our products, principally our marketed ESA products, face various challenges primarily arising from regulatory and reimbursement developments that began in 2007. The developments impacting our marketed ESA products include revisions to product labels to reflect adverse safety results in various clinical studies involving ESA products performed by us and others and the loss of or significant restrictions on reimbursements. Furthermore, our ESA products continue to face future challenges, including the potential for further revisions to product labels and changes to reimbursement. These developments have had and will continue to have a material adverse impact on sales of our ESA marketed products, in particular Aranesp® sales in the U.S. supportive cancer care segment. In addition, increased competition, including additional approved indications for existing products, has and will continue to present challenges to certain of our products.

As a result of the above developments, in particular the regulatory and reimbursement changes that began in 2007 involving ESA products, and their resulting impact on our operations, on August 15, 2007, we announced a plan to restructure our worldwide operations in order to improve our cost structure while continuing to make significant R&D investments and build the framework for our future growth.

In connection with the implementation of our restructuring plan, we currently estimate that we will incur $775 million to $825 million of restructuring charges. Included in such amounts are (i) severance related costs of $185 million to $200 million with respect to staff reductions, aggregating approximately 2,200 to 2,600 positions or approximately 12% to 14% of our worldwide staff; (ii) asset related charges of $450 million to $470 million primarily consisting of asset impairments and accelerated depreciation resulting from rationalizing our worldwide network of manufacturing facilities in order to gain cost efficiencies while continuing to meet future commercial and clinical demand for our products and product candidates and, to a lesser degree, changes to certain R&D capital projects and (iii) other costs of $140 million to $155 million, principally related to the accrual of losses for leases for certain R&D facilities that will not be used in our operations. During the year ended December 31, 2007, we completed the majority of the above-noted actions and incurred $739 million of restructuring costs. We expect that substantially all remaining restructuring actions, discussed above, will be completed and the related estimated costs incurred in 2008.

In connection with our efforts to improve our cost structure, we refocused our spending on critical R&D and operational priorities and sought greater efficiencies in how we conduct our business, including optimizing ongoing clinical trials and trial initiation. These efforts will assist in allowing us to provide continued support of key activities including (i) current and future postmarketing studies, including those with respect to our ESA products, Aranesp® and EPOGEN®; (ii) regulatory affairs, safety and compliance functions; (iii) clinical studies to advance our late-stage pipeline; (iv) the advancement of earlier stage compounds and (v) research efforts in the core areas of oncology, inflammation, bone and metabolic disorders.

In order to continue advancing our expanding pipeline of product candidates and to assist in ensuring that patients around the world are able to benefit from our future products, we are also seeking partners to assist in the development of selected product candidates in our pipeline in certain countries and/or worldwide. For example, in July 2007 we entered into a collaboration and license agreement with Daiichi Sankyo, which provided them the exclusive rights to develop and commercialize denosumab in Japan in PMO and oncology with the potential for additional indications. In February 2008, we entered into a license agreement with Takeda, which provided them the exclusive rights to develop and commercialize for the Japanese market up to 13 early to mid-stage molecules from our pipeline across a range of therapeutic areas, including oncology and inflammation. The molecules covered by the license agreement primarily include: AMG 108, AMG 317, AMG 386, AMG 479, AMG 655 and Vectibix™ (panitumumab). Amgen has the right to participate in the promotion of these products in Japan. In addition, we entered into a collaboration agreement with Takeda for the worldwide development and commercialization of motesanib diphosphate (AMG 706). Each party has the right to participate in the commercialization of motesanib diphosphate in the other party’s territory. In connection with these agreements, Takeda has agreed to acquire our subsidiary in Japan, Amgen K.K.

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

Results of Operations

Product sales

For the years ended December 31, 2007, 2006 and 2005, worldwide product sales and total product sales by geographic region were as follows (dollar amounts in millions):

	2007	Change	2006	Change	2005
Aranesp®	$3,614	(12)%	$4,121	26%	$3,273
EPOGEN®	2,489	(1)%	2,511	2%	2,455
Neulasta®/NEUPOGEN®	4,277	9%	3,923	12%	3,504
ENBREL	3,230	12%	2,879	12%	2,573
Sensipar®	463	44%	321	104%	157
Vectibix™	170	336%	39	n/a	—
Other	68	6%	64	7%	60

Total product sales	$14,311	3%	$13,858	15%	$12,022

Total U.S.	$11,443	0%	$11,397	15%	$9,892
Total International	2,868	17%	2,461	16%	2,130

Total product sales	$14,311	3%	$13,858	15%	$12,022

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

Sales growth in 2007 was principally driven by ENBREL and Neulasta® sales, which was substantially offset by a decline in Aranesp® sales. In particular for the year ended December 31, 2007, U.S. Aranesp® sales declined 23%, primarily reflecting a decrease in demand resulting from recent regulatory and reimbursement developments as discussed in more detail below. Sales growth in 2006 was principally driven by demand for Aranesp®, Neulasta® and ENBREL, which benefited from share gains and/or market growth. International product sales growth in 2007 was favorably impacted by $193 million and unfavorably impacted by $13 million in 2006 from foreign currency exchange rate changes. Excluding the impact of foreign currency exchange rate changes, international product sales increased 9% and 16% in 2007 and 2006, respectively.

Aranesp®

For the years ended December 31, 2007, 2006 and 2005, total Aranesp® sales by geographic region were as follows (dollar amounts in millions):

	2007	Change	2006	Change	2005
Aranesp® — U.S.	$2,154	(23)%	$2,790	33%	$2,104
Aranesp® — International	1,460	10%	1,331	14%	1,169

Total Aranesp®	$3,614	(12)%	$4,121	26%	$3,273

The decrease in U.S. Aranesp® sales for the year ended December 31, 2007 was principally driven by a decline in demand. This decline primarily reflects physician conformance to label and reimbursement changes that occurred throughout 2007, primarily in the supportive cancer care setting and, to a lesser extent, a decline in our segment share. Given the timing of these label and reimbursement changes, their impact was primarily realized in the second half of 2007, with U.S. Aranesp® sales experiencing a decrease of 38% compared to the second half of 2006. During the latter part of the three months ended December 31, 2007, Aranesp® sales began to stabilize within a reasonable range as physicians incorporated into their anemia management approaches the new labels and reimbursement changes. In particular, these developments, which are discussed in more detail in “Item 1. Business — Key Developments,” include the Decision Memorandum issued by CMS on July 30, 2007, which significantly restricts Medicare reimbursement for use of Aranesp® in CIA and which we believe has also negatively impacted Aranesp® use in CIA for patients covered by private insurance plans. In addition, these developments include a significant decline in Aranesp® use in AoC throughout 2007 and the ESA product label changes in the United States, which occurred on March 9, 2007 and November 8, 2007.

The increase in international Aranesp® sales for the year ended December 31, 2007 was primarily driven by favorable foreign currency exchange rate changes of $100 million. Excluding the impact of foreign currency exchange rate changes, international Aranesp® sales for the year ended December 31, 2007 increased 2%. International sales were negatively impacted in Europe by dosing conservatism in the oncology segment and pricing pressures across all ESAs. Through December 31, 2007, biosimilars and other recently introduced marketed products in Europe have not had a significant impact on Aranesp® sales.

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

¡

CMS Decision Memorandum issued on July 30, 2007 which significantly restricts Medicare reimbursement for the use of Aranesp® in CIA and any related impact on private payers’ reimbursement or healthcare providers’ prescribing behavior;

¡	reimbursement changes resulting from current or future product label changes;

¡	reimbursement and cost containment pressures by third-party payers, including governments and private insurance plans;

•	regulatory developments, including:

¡	product label changes occurring on November 8, 2007 and March 9, 2007 in the United States for the class of ESAs, including Aranesp® and EPOGEN®;

¡

pending product label changes in the United States for the class of ESAs, including Aranesp® and EPOGEN®, as a result of discussions with the FDA regarding safety data from the PREPARE and GOG-191 studies and the submission of a PAS in December 2007 that addressed questions raised at the May 10, 2007 ODAC meeting;

¡	potential for additional label changes for the class of ESAs, including Aranesp®, resulting from the ODAC meeting on March 13, 2008;

¡	pending changes to product information from the EMEA for the class of ESAs, including Aranesp®, in Europe;

•	our ability to maintain a competitive segment share and differentiate Aranesp® from current and potential future competition;

•

adverse events or results from clinical trials or studies performed by us, including our pharmacovigilance clinical trials, or by others (including our licensees or independent investigators), such as those referred to in “Item 1. Business — Key Developments,” which have and could further impact product safety labeling, negatively impact healthcare provider prescribing behavior, use of our product, regulatory or private healthcare organization medical guidelines and reimbursement practices;

•	governmental or private organization regulations or guidelines relating to the use of our products;

•

an increasingly competitive environment of products or therapies, including biosimilar products which have launched in certain countries outside of the United States, for example Roche’s peg-EPO product, MIRCERA® and Shire’s erythropoietin product Dynepo® (Epoetin delta), and biosimilar products that have been or are expected to be launched in the future; and

•	development of new treatments for cancer and future chemotherapy treatments. For example, those that are less myelosuppressive may require less Aranesp®;

any or all of which could have a material adverse impact on future sales of Aranesp®.

See “Item 1. Business — Key Developments” and “Item 1A. Risk Factors” herein for further discussion of certain of the above factors that could impact our future product sales.

EPOGEN®

For the years ended December 31, 2007, 2006 and 2005, total EPOGEN® sales were as follows (dollar amounts in millions):

	2007	Change	2006	Change	2005
EPOGEN® — U.S.	$2,489	(1)%	$2,511	2%	$2,455

The decline in EPOGEN® sales for the year ended December 31, 2007 reflects a decrease in demand due to a decline in dose/utilization, partially offset by patient population growth of 3%. The decline in dose/utilization is due to physician behavior in making treatment and dosing decisions in response to regulatory and reimbursement developments, that occurred throughout 2007. As discussed in more detail in “Item 1. Business — Key Developments,” these developments include the issuance by the NKF of the final KDOQI guidelines, the March 9, 2007 and November 8, 2007 ESA product label changes and the anticipation of CMS’ announced revisions to its EMP, effective January 1, 2008. The decline in sales for the year ended December 31, 2007 was partially offset by favorable changes in wholesaler inventory and spillover (see Note 1, “Summary of significant accounting policies — Product sales” to the Consolidated Financial Statements for further discussion).

Reported EPOGEN® sales for the year ended December 31, 2006 increased modestly primarily due to the increased demand in the free-standing dialysis centers partially offset by the increased use of Aranesp® in the hospital setting. We believe that conversion to Aranesp® in the hospital setting stabilized in mid-2006. We believe demand for EPOGEN® in the free-standing dialysis centers, which account for the majority of the EPOGEN® sales, remained consistent with patient population growth.

In addition to the factors mentioned in the “Product sales” section above, future EPOGEN® sales will be dependent, in part, on such factors as:

•	reimbursement developments including:

¡	reimbursement changes resulting from CMS’ announced revisions to its EMP, effective January 1, 2008;

¡	reimbursement changes resulting from current or future product label changes;

¡	changes in reimbursement rates or a change in the basis for reimbursement by the federal government;

•	regulatory developments, including:

¡	product label changes occurring on November 8, 2007 and March 9, 2007 in the United States for the class of ESAs, including Aranesp® and EPOGEN®;

¡

pending product label changes in the United States for the class of ESAs, including Aranesp® and EPOGEN®, as a result of discussions with the FDA regarding safety data from the PREPARE and GOG-191 studies and the submission of a PAS in December 2007 that addressed questions raised at the May 10, 2007 ODAC meeting;

•	governmental or private organization regulations or guidelines relating to the use of our products, including:

¡	changes in medical guidelines resulting from the NKF issuance of the final KDOQI guidelines;

¡	legislative actions;

•

adverse events or results from clinical trials or studies performed by us, including our pharmacovigilance clinical trials, or by others (including our licensees or independent investigators), such as those referred to in “Item 1. Business — Key Developments,” which have and could further impact product safety labeling, negatively impact healthcare provider prescribing behavior, use of our product, regulatory or private healthcare organization medical guidelines and reimbursement practices;

•	cost containment pressures from the federal government on healthcare providers; and

•	pricing strategies;

any or all of which could have a material adverse impact on future sales of EPOGEN®.

See “Item 1. Business — Key Developments” and “Item 1A. Risk Factors” for further discussion of certain of the above factors that could impact our future product sales.

Neulasta®/NEUPOGEN®

For the years ended December 31, 2007, 2006 and 2005, total Neulasta®/NEUPOGEN® sales by geographic region were as follows (dollar amounts in millions):

	2007	Change	2006	Change	2005
Neulasta® — U.S.	$2,351	6%	$2,217	17%	$1,900
NEUPOGEN® — U.S.	861	4%	830	3%	805

U.S. Neulasta®/NEUPOGEN® — Total	3,212	5%	3,047	13%	2,705

Neulasta® — International	649	32%	493	27%	388
NEUPOGEN® — International	416	9%	383	(7)%	411

International Neulasta®/NEUPOGEN® — Total	1,065	22%	876	10%	799

Total Worldwide Neulasta®/NEUPOGEN®	$4,277	9%	$3,923	12%	$3,504

The increase in U.S. Neulasta®/NEUPOGEN® sales for the year ended December 31, 2007 was driven by demand for Neulasta® primarily due to segment growth and, to a lesser degree, favorable changes to wholesaler inventory levels. The increase in international Neulasta®/NEUPOGEN® sales for the year ended December 31, 2007 was driven by the continued conversion to Neulasta® from NEUPOGEN® and changes in foreign exchange, which positively impacted the year ended December 31, 2007 combined sales by $74 million. Excluding the impact of foreign currency exchange rate changes, combined international Neulasta®/NEUPOGEN® sales increased 13%.

The increase in U.S. Neulasta®/NEUPOGEN® sales for the year ended December 31, 2006 was driven primarily by demand for Neulasta®, reflecting segment growth. In addition, the increase in demand for Neulasta® for the year ended December 31, 2006 also includes the impact of a price increase in April 2006. U.S. demand for Neulasta® continued to benefit from a product label extension based on clinical data demonstrating the value of first cycle utilization in moderate-high risk chemotherapy regimens. The increase in international Neulasta®/NEUPOGEN® sales for the year ended December 31, 2006 was driven primarily by demand for Neulasta®.

In addition to the factors mentioned in the “Product sales” section above, future worldwide Neulasta®/NEUPOGEN® sales growth will be dependent, in part, on such factors as:

•	penetration of existing segments;

•	competitive products or therapies, including biosimilar products that may be approved in the EU sometime in 2008 and be available shortly thereafter;

•	reimbursement by third-party payers, including governments and private insurance plans;

•

adverse events or results from clinical trials or studies performed by us or by others (including our licensees or independent investigators), which could expand safety labeling and may negatively impact healthcare provider prescribing behavior, use of our product, regulatory or private healthcare organization medical guidelines and reimbursement practices;

•	governmental or private organization regulations or guidelines relating to the use of our products;

•	cost containment pressures from governments and private insurers on healthcare providers;

•	our ability to minimize distraction due to ESA issues;

•	pricing strategies;

•	patient growth; and

•

development of new treatments for cancer and future chemotherapy treatments. For example, those that are less myelosuppressive may require less Neulasta®/NEUPOGEN®, however, other future chemotherapy treatments that are more myelosuppressive, such as dose dense chemotherapy, could require more Neulasta®/NEUPOGEN®.

See “Item 1A. Risk Factors” for further discussion of certain of the above factors that could impact our future product sales.

ENBREL

For the years ended December 31, 2007, 2006 and 2005, total ENBREL sales by geographic region were as follows (dollar amounts in millions):

	2007	Change	2006	Change	2005
ENBREL — U.S.	$3,052	12%	$2,736	11%	$2,470
ENBREL — International	178	24%	143	39%	103

Total ENBREL	$3,230	12%	$2,879	12%	$2,573

ENBREL sales growth for the year ended December 31, 2007 was driven by demand due to increases in both patients and net sales price. While ENBREL continued to maintain a leading position in both rheumatology and dermatology, the sales growth during the year ended December 31, 2007 was affected by slight share declines in the United States in both segments versus the prior year due to increased competitive activity.

ENBREL sales growth for the year ended December 31, 2006 was driven by increased demand in both the rheumatology and dermatology segments. The increase in demand for the year ended December 31, 2006 also includes the impact of a U.S. price increase. While ENBREL continued to maintain a leading position in both rheumatology and dermatology, we have experienced moderate share loss in both segments in 2006 compared to 2005. ENBREL sales growth was also affected in 2006 by slowing segment growth in dermatology and by increased competitive activities in both segments.

In addition to the factors mentioned in the “Product sales” section above, future worldwide ENBREL sales growth will be dependent, in part, on such factors as:

•

the effects of competing products or therapies, which may include new indications for existing products such as a treatment for adult patients with moderate to severe chronic plaque psoriasis for HUMIRA®, and new competitive products coming to market, such as J&J’s CNTO 1275 (ustekinumab) and CNTO 148 (golimumab) and, in part, our ability to differentiate ENBREL based on its safety profile and efficacy;

•	pending change to the patient safety information in the form of a boxed warning that will apply to the ENBREL label as has been the case with other TNF inhibitor agents;

•	growth in the rheumatology and dermatology segments;

•	impact of converting from primarily drop-shipping orders directly to pharmacies to a wholesaler distribution model primarily occurring in the three months ending March 31, 2008;

•	the availability, extent and access to reimbursement by government and third-party payers;

•

adverse events or results from clinical trials or studies performed by us or by others (including our licensees or independent investigators), which could expand safety labeling and may negatively impact healthcare provider prescribing behavior, use of our product, regulatory or private healthcare organization medical guidelines and reimbursement practices;

•	governmental or private organization regulations or guidelines relating to the use of our products;

•	cost containment pressures from governments and private insurers on healthcare providers;

•	pricing strategies; and

•	penetration of existing and new segments, including potential new indications.

See “Item 1A. Risk Factors” for further discussion of certain of the above factors that could impact our future product sales.

Selected operating expenses

The following table summarizes our product sales and operating expenses for the years ended December 31, 2007, 2006 and 2005 (dollar amounts in millions):

	2007	Change	2006	Change	2005
Product sales	$14,311	3%	$13,858	15%	$12,022
Operating expenses:
Cost of sales (excludes amortization of acquired intangible assets)	$2,548	22%	$2,095	1%	$2,082
% of product sales	18%		15%		17%
Research and development	$3,266	(3)%	$3,366	45%	$2,314
% of product sales	23%		24%		19%
Selling, general and administrative	$3,361	0%	$3,366	21%	$2,790
% of product sales	23%		24%		23%
Amortization of acquired intangible assets	$298		$370		$347
Write-off of acquired in-process research and development	$590		$1,231		$—
Other items (primarily certain restructuring costs in 2007)	$728		$—		$49

Cost of sales

Cost of sales, which excludes the amortization of acquired intangible assets (see “Consolidated Statements of Income”), increased 22% for the year ended December 31, 2007. The increase was primarily driven by restructuring and related charges, discussed below, product mix due to higher sales of ENBREL, excess capacity charges at our manufacturing facility in Puerto Rico and the write-off of excess inventory related to certain new product presentations. The Company expects excess capacity charges to continue to occur through 2008 due principally to declining product sales and related demand for Aranesp® resulting from regulatory and reimbursement developments.

Included in costs of sales for the year ended December 31, 2007 are restructuring charges of $150 million, primarily related to accelerated depreciation resulting from the decision to accelerate the closure of one of our ENBREL commercial bulk manufacturing operations in connection with the rationalization of our worldwide network of manufacturing facilities. See Note 2, “Restructuring” to the Consolidated Financial Statements for further discussion. In addition, cost of sales for the year ended December 31, 2007 includes a $90 million write-off of excess inventory related to changing regulatory and reimbursement environments.

Cost of sales increased 1% for the year ended December 31, 2006, primarily due to lower royalties and a more favorable product mix and cost efficiencies at our factories. Royalty expenses were lower due to the expiration of certain contractual royalty obligations on Neulasta® and NEUPOGEN® sales and the acquisition of certain royalty rights on sales of ENBREL and EU Neulasta® and NEUPOGEN® sales.

Research and development

R&D expenses are primarily comprised of costs and expenses for salaries and benefits associated with R&D personnel, overhead and occupancy, clinical trials and related clinical manufacturing, including contract services and other outside costs, process development, quality assurance, information systems and amortization of acquired technology used in R&D with alternative future uses. R&D expenses also include such costs related to activities performed on behalf of corporate partners and cost recoveries from collaboration partners. R&D expenses decreased 3% for the year ended December 31, 2007, which was primarily attributable to reductions in in-licensing expenses of approximately $95 million primarily due to our agreement with Cytokinetics entered into in 2006 and a $50 million benefit in 2007 from third-party collaborations primarily with respect to out-licensing denosumab in Japan to Daiichi Sankyo.

These decreases in R&D expenses for the year ended December 31, 2007 were partially offset by $19 million of restructuring costs, comprised of $38 million in charges related to asset impairments offset by a $19 million benefit associated with the reversal of previously accrued expenses for bonuses and stock-based compensation awards, which were forfeited as a result of the employees’ termination. See Note 2, “Restructuring” to the Consolidated Financial Statements for further discussion.

In 2006, R&D expenses increased 45% over the prior year, primarily due to higher staff levels and increased funding necessary to support clinical trials for our late-stage programs, which included denosumab, our late-stage investigational product for PMO and bone metastasis, and the continued expansion of our research and pre-clinical organization to build the capacity to advance more compounds into and through the clinic. In addition, R&D for the year ended December 31, 2006, includes approximately $48 million in non-cash amortization expense for the intangible asset, XenoMouse® technology, acquired in the Abgenix acquisition. In 2006, staff-related costs, including stock option compensation, and clinical trial and clinical manufacturing costs increased approximately $467 million and $355 million, respectively.

Selling, general and administrative

Selling, general and administrative (“SG&A”) expenses are primarily comprised of salaries and benefits associated with sales and marketing, finance, legal and other administrative personnel; outside marketing expenses including Wyeth profit share; overhead and occupancy costs; other legal costs; and other general and administrative costs. SG&A remained relatively unchanged for the year ended December 31, 2007. During the year ended December 31, 2007, outside legal costs increased $53 million and outside marketing costs increased approximately $59 million. The increase in outside marketing is primarily due to an increase in Wyeth profit share, partially offset by reductions in promotion and advertising on marketed products. These increases were offset by approximately $124 million in expense recoveries associated with our restructuring. See Note 2, “Restructuring” to the Consolidated Financial Statements for further discussion.

Pursuant to our co-promotion agreement, we share profits on sales of ENBREL in the United States and Canada with Wyeth (see “Item 1. Business — Joint Ventures and Business Relationships”). For the years ended December 31, 2007 and 2006, the Wyeth profit share expenses, excluding recoveries associated with our restructuring, were approximately 30% and 25%, respectively, of total SG&A.

SG&A increased 21% for the year ended December 31, 2006, primarily due to higher staff levels and additional infrastructure costs to support the growing organization, in particular our Global Enterprise Resource Planning (“ERP”) system, higher Wyeth profit share expenses related to ENBREL sales and higher legal costs associated with ongoing litigation. SG&A costs for the year ended December 31, 2006 included approximately $120 million in stock option expense, which was not reflected in our results of operations prior to January 1, 2006. Staff-related costs, including stock option compensation and additional infrastructure costs increased over 2005 by $323 million and $59 million, respectively. In addition, outside marketing expenses and legal costs increased by $198 million and $38 million, respectively. The increase in outside marketing expenses was in support of our principal products, including the Wyeth profit share related to increased ENBREL sales growth in 2006 as compared to 2005.

Amortization of acquired intangible assets

Amortization of acquired intangible assets relates to products technology rights acquired in connection with the Immunex acquisition. In 2007 and 2006, this amortization also included $3 million and $49 million, respectively, related to the impairment of a non-ENBREL related intangible asset previously acquired in the Immunex acquisition.

Write-off of acquired in-process research and development

The fair value of acquired IPR&D projects, which have no alternative future use and which have not reached technological feasibility at the date of acquisition, are immediately expensed. In 2007, we wrote-off a total of $590 million of acquired IPR&D. This amount is comprised of $270 million in connection with the Alantos acquisition related to an orally administered treatment for type II diabetes that at the date of acquisition was in phase 2a clinical trials and $320 million in connection with the Ilypsa acquisition related to a phosphate binder that at the date of acquisition was in phase 2 clinical trials for the treatment of hyperphosphatemia in CKD patients on hemodialysis. In 2006, we wrote-off $1.1 billion of acquired IPR&D related to the Abgenix acquisition and $130 million of acquired IPR&D in connection with the Avidia acquisition. The Abgenix IPR&D amount is primarily comprised of approximately $770 million related to the rights which we did not own pursuant to our agreement with Abgenix to jointly develop and commercialize panitumumab and approximately $330 million related to a royalty that we would have owed to Abgenix with respect to future sales of denosumab as a result of using certain of Abgenix’s patented technology in the development of this product candidate. Panitumumab was Abgenix’s fully human monoclonal antibody which, at acquisition, was in phase 2/3 clinical trials for the treatment of certain types of cancer. Denosumab is a fully human monoclonal antibody that is a key mediator of the resorptive phase of bone remodeling and was in phase 2/3 clinical trials for various types of bone diseases at the time of the Abgenix acquisition. There were no individually significant IPR&D projects acquired and written off in the acquisition of Avidia.

We used the “income method” to determine the estimated fair values of acquired IPR&D, which uses a discounted cash flow model and applies a probability weighting based on estimates of successful product development and commercialization to estimated future net cash flows resulting from projected revenues and related costs. These success rates take into account the stages of completion and the risks surrounding successful development and commercialization of the underlying product candidates. These cash flows were then discounted to present value using a discount rate of 10%. The estimated after-tax cash flows were probability weighted at success rates of 38% for the Alantos product candidate, 77% for the Ilypsa product candidate, and 43% to 85% for the Abgenix product candidates. The incremental R&D expenses assumed to be incurred to obtain necessary regulatory approval for the Alantos and Ilypsa product candidates are immaterial. The incremental R&D expenses assumed to be incurred to obtain necessary regulatory approvals for the various indications of panitumumab were estimated at the time of acquisition at approximately $300 million and would be incurred through 2011. The elimination of the royalty on potential future sales of denosumab did not result in us incurring any incremental R&D expenses.

The above assumptions were used solely for the purposes of estimating fair values of these product candidates as of the date of their acquisition. However, we cannot provide assurance that the underlying assumptions used to forecast the cash flows or the timely and successful completion of development and commercialization will materialize, as estimated. The major risks and uncertainties associated with the timely and successful completion of development and commercialization of these product candidates are our ability to confirm their safety and efficacy based on data from clinical trials, our ability to obtain necessary regulatory approvals and our ability to successfully complete these tasks within budgeted costs. We are not able to market a human therapeutic without obtaining regulatory approvals, and such approvals require completing clinical trials that demonstrate a product candidate is safe and effective. Consequently, the eventual realized value of the acquired IPR&D may vary from its estimated value at the date of acquisition.

At the date of acquisition, we intended to develop panitumumab for treatment of various types of cancer. Panitumumab received FDA approval in late September 2006 for the treatment of mCRC after disease progression on, or following, fluoropyrimidine-, oxaliplatin- and irinotecan- containing chemotherapy regimens and is marketed under the trademark Vectibix™. In December 2007, the European Commission granted a conditional marketing authorization for Vectibix™ as monotherapy for the treatment of patients with EGFr expressing mCRC with non-mutated (wild-type) KRAS genes after failure of standard chemotherapy regimens. We are continuing to develop or are evaluating plans to develop Vectibix™ in all of the remaining indications we had intended at the date of acquisition. However, since the acquisition, there have been several events that have affected the development plans for Vectibix™, such as the results of our PACCE trial and KRAS biomarker analysis discussed in “Item 1. Business — Key Developments.” Because of these developments, our expected time to obtain regulatory approvals for the remaining indications has been delayed compared to our original expectations. Our development efforts with respect to denosumab are continuing. In addition, we are continuing to develop the product candidates acquired in the Alantos and Ilypsa acquisitions.

Other items (primarily certain restructuring costs in 2007)

As discussed in Note 2, “Restructuring” to the Consolidated Financial Statements, on August 15, 2007, we announced a plan to restructure our worldwide operations in order to improve our cost structure while continuing to make significant R&D investments and build the framework for our future growth. As a result of this restructuring plan, we recorded in “Other items (primarily certain restructuring costs in 2007)” charges for staff separation costs of $209 million, asset impairments of $366 million and other charges of $119 million primarily related to the loss accruals for leases for certain R&D facilities that will not be used in our business.

Also in 2007, the Company recorded in “Other items (primarily certain restructuring costs in 2007)” a loss accrual for an ongoing commercial legal proceeding and recorded an expense of $34 million.

In 2005, Other items (primarily certain restructuring costs in 2007) consisted of a $49 million charge, net of amounts previously accrued, for settling certain legal matters associated with a patent legal proceeding.

Income taxes

Our effective tax rate was 20.1%, 26.6% and 24.5% for 2007, 2006 and 2005, respectively. The decrease in our effective tax rate for 2007 as compared to 2006 was primarily due to the lesser amount of the write-off of nondeductible acquired IPR&D costs in 2007 than 2006 and the greater tax benefit from the favorable resolutions of our prior years’ income tax examinations in 2007 than 2006.

Our effective tax rate for 2006 increased over 2005 primarily due to the write-off of non-deductible acquired IPR&D costs in connection with the acquisitions of Abgenix and Avidia. The increase in the rate was partially offset by an increase in the amount of foreign earnings intended to be invested indefinitely outside of the United States, the absence of tax on the repatriation of foreign earnings in 2005 under the American Jobs Creation Act and favorable audit settlements.

As permitted in Accounting Principles Board Opinion (“APB”) No. 23, “Accounting for Income Taxes — Special Areas,” we do not provide for U.S. income taxes on undistributed earnings of our foreign operations that are intended to be invested indefinitely outside of the United States.

(See Note 5, “Income taxes” to the Consolidated Financial Statements for further discussion.)

Recent and proposed accounting pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 141(R), “Business Combinations” (“SFAS 141(R)”) and SFAS No. 160, “Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”). These standards will significantly change the accounting and reporting for business combination transactions and noncontrolling (minority) interests in consolidated financial statements, including capitalizing at the acquisition date the fair value of acquired IPR&D, and remeasuring and writing down these assets, if necessary, in subsequent periods during their development. These new standards will be applied prospectively for business combinations that occur on or after January 1, 2009, except that presentation and disclosure requirements of SFAS 160 regarding noncontrolling interests shall be applied retrospectively.

In December 2007, the FASB ratified EITF No. 07-1, “Accounting for Collaborative Agreements” (“EITF 07-1”). EITF 07-1 provides guidance regarding financial statement presentation and disclosure of collaborative arrangements, as defined, which includes arrangements the Company has entered into regarding development and commercialization of products and product candidates. EITF 07-1 is effective for the Company as of January 1, 2009, and its adoption is not expected to have a material impact on our consolidated results of operations or financial position.

In June 2007, the FASB ratified EITF No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (“EITF 07-3”), which requires that nonrefundable advance payments for goods and services that will be used or rendered in future R&D activities pursuant to executory contractual arrangements be deferred and recognized as an expense in the period that the related goods are delivered or services are performed. EITF No. 07-3 became effective as of January 1, 2008 and it did not have a material impact on our consolidated results of operations or financial position upon adoption.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement” (“SFAS 157”). SFAS 157 defines fair value, provides guidance for measuring fair value in U.S. generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 became effective as issued on January 1, 2008 and it did not have a material impact on our consolidated results of operations or financial position upon adoption.

Effective January 1, 2007, we adopted FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing rules for recognition, measurement and classification in our consolidated financial statements of tax positions taken or expected to be taken in a tax return. For tax benefits to be recognized under FIN 48, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon settlement. There was no cumulative effect of applying the recognition and measurement provisions upon adoption of FIN 48. FIN 48 also provides guidance on the balance sheet classification of liabilities for unrecognized tax benefits (“UTBs”) as either current or non-current depending on the expected timing of payments. Upon adoption of FIN 48, we reclassified approximately $240 million of UTBs and related accrued interest from current income taxes payable to other non-current liabilities. Interest and penalties related to UTBs are classified as a component of our provision for income taxes. See Note 5, “Income taxes” to the Consolidated Financial Statements for further discussion.

In August 2007, the FASB exposed for public comment a proposed FSP that would change the method of accounting for convertible debt securities that requires or permits settlement in cash either in whole or in part upon conversion (“cash settled convertible debt securities”), which includes our convertible debt securities, and would require the proposed method to be retrospectively applied. The FASB expects to begin deliberations on the proposed FSP in February 2008. The FSP, if issued as proposed, would become effective for calendar year end companies like us in the first quarter of 2008. Under this proposed method of accounting, the debt and equity components of our convertible debt securities would be bifurcated and accounted for separately in a manner that would result in recognizing interest on these securities at effective rates more comparable to what we would have incurred had we issued nonconvertible debt with otherwise similar terms. The equity component of our convertible debt securities would be included in the paid-in-capital section of stockholders’ equity on our Consolidated Balance Sheet and, accordingly, the initial carrying values of these debt securities would be reduced. Our net income for financial reporting purposes would be reduced by recognizing the accretion of the reduced carrying values of our convertible debt securities to their face amounts as additional non-cash interest expense. Therefore, if the proposed method of accounting for cash settled convertible debt securities is adopted by the FASB as described above, it would have an adverse impact on our past and future reported financial results. As the final guidance has not been issued, we cannot predict its ultimate outcome. We also cannot predict any other changes in GAAP that may be made affecting accounting for convertible debt securities, some of which could have an adverse impact on our past or future reported financial results. For additional discussion on this issue, see “Item 1A. Risk Factors — The accounting method for our convertible debt securities may be subject to change.”

Financial Condition, Liquidity and Capital Resources

The following table summarizes selected financial data (in millions):

	December 31,
	2007	2006
Cash, cash equivalents and marketable securities	$7,151	$6,277
Total assets	34,639	33,788
Current debt	2,000	1,798
Non-current debt	9,177	7,214
Stockholders’ equity	17,869	18,964

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

Cash, cash equivalents and marketable securities

Of the total cash, cash equivalents and marketable securities at December 31, 2007, approximately $6.2 billion was generated from operations in foreign tax jurisdictions and is intended for use in our foreign operations. If these funds are repatriated for use in our U.S. operations, we would be required to pay additional U.S. and state income taxes at the applicable marginal tax rates.

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

Financing arrangements

The following table reflects the carrying value of our long-term borrowings under our various financing arrangements as of December 31, 2007 and 2006 (in millions):

	2007	2006
0.125% convertible notes due 2011 (2011 Convertible Notes)	$2,500	$2,500
0.375% convertible notes due 2013 (2013 Convertible Notes)	2,500	2,500
Floating rate notes due 2008 (2008 Floating Rate Notes)	2,000	—
5.85% notes due 2017 (2017 Notes)	1,099	—
4.85% notes due 2014 (2014 Notes)	1,000	1,000
4.00% notes due 2009 (2009 Notes)	999	999
6.375% notes due 2037 (2037 Notes)	899	—
Zero coupon 30 year modified convertible notes due in 2032 (2032 Modified Convertible Notes)	80	1,778
Other	100	235

Total borrowings	11,177	9,012
Less current portion	2,000	1,798

Total non-current debt	$9,177	$7,214

In May 2007, we issued $2.0 billion aggregate principal amount of floating rate notes due in November 2008 (the “2008 Floating Rate Notes”), $1.1 billion aggregate principal amount of notes due in 2017 (the “2017 Notes”) and $900 million aggregate principal amount of notes due in 2037 (the “2037 Notes”) in a private placement. The 2008 Floating Rate Notes bear interest at a rate per annum equal to LIBOR plus 0.08%, which is reset quarterly. We may redeem the 2008 Floating Rate Notes, in whole or from time to time in part, at any time at a redemption price equal to 100% of the principal amount being redeemed plus accrued interest. The 2017 Notes and 2037 Notes pay interest at fixed annual rates of 5.85% and 6.375%, respectively. The 2017 Notes and 2037 Notes may be redeemed, in whole of from time to time in part, at 100% of the principal amount of the notes being redeemed plus accrued interest, if any, and a “make-whole” amount, as defined. In the event of a change in control triggering event, as defined, we may be required to purchase for cash all or a portion of the 2008 Floating Rate Notes, the 2017 Notes and the 2037 Notes at a price equal to 101% of the principal amount of the notes plus accrued interest. Debt issuance costs totaled approximately $16 million and are being amortized over the life of the notes. A total of $3.2 billion of the net proceeds raised from the issuance of these notes were used to repurchase shares of our common stock under a block trade entered into in May 2007.

In February 2006, we issued $2.5 billion principal amount of convertible notes due in 2011 (the “2011 Convertible Notes”) and $2.5 billion principal amount of convertible notes due in 2013 (the “2013 Convertible Notes”) in a private placement. The 2011 Convertible Notes and the 2013 Convertible Notes were issued at par and pay interest at a rate of 0.125% and 0.375%, respectively. The 2011 Convertible Notes and the 2013 Convertible Notes may be convertible based on an initial conversion rate of 12.5247 shares and 12.5814 shares, respectively, per $1,000 principal amount of notes (which represents an initial conversion price of approximately $79.84 and $79.48 per share, respectively). The 2011 Convertible Notes and the 2013 Convertible Notes may only be converted (i) during any calendar quarter if the closing price of our common stock exceeds 130% of the respective conversion price per share during a defined period at the end of the previous quarter, (ii) if we make specified distributions to holders of our common stock or specified corporate transactions occur or (iii) one month prior to the respective maturity date. Upon conversion, a holder would receive (i) cash equal to the lesser of the principal amount of the note or the conversion value, as defined, and (ii) to the extent the conversion value exceeds the principal amount of the note, shares of our common stock, cash or a combination of common stock and cash, at our option (the “excess conversion value”). In addition, upon a change in control, as defined, the holders may require us to purchase for cash all or a portion of their notes for 100% of the principal amount of the notes plus accrued and unpaid interest, if any.

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

As of December 31, 2007, we had $2.0 billion of long-term notes outstanding. These long-term notes consisted of (i) $1.0 billion of notes that bear interest at a fixed rate of 4.00% and mature in 2009 (“2009 Note”) and (ii) $1.0 billion of notes that bear interest at a fixed rate of 4.85% and mature in 2014 (“2014 Note”).

As of December 31, 2007, we had $180 million of additional debt securities outstanding. These debt securities consisted of (i) $100 million of long-term debt securities that bear interest at a fixed rate of 8.125% and mature in 2097 (“Century Notes”) and (ii) zero coupon convertible notes due in 2032 with an accreted value of $80 million and having an aggregate face amount of $105 million and yield to maturity of 1.125%.

We have a $2.5 billion unsecured revolving credit facility to be used for general corporate purposes, including commercial paper support, which matures in November 2012. Additionally, we have a commercial paper program, which provides for unsecured, short-term borrowings of up to an aggregate of $1.2 billion. No amounts were outstanding under the credit facility or commercial paper program as of December 31, 2007.

We have a $1.0 billion shelf registration statement (the “$1.0 Billion Shelf”) which allows us to issue debt securities, common stock and associated preferred share purchase rights, preferred stock, warrants to purchase debt securities, common stock or preferred stock, securities purchase contracts, securities purchase units and depositary shares. The $1.0 Billion Shelf was established to provide for further financial flexibility and the securities available for issuance may be offered from time to time with terms to be determined at the time of issuance. As of December 31, 2007, no securities had been issued under the $1.0 Billion Shelf.

We have a $400 million debt shelf registration statement whereby the debt securities available for issuance may be offered from time to time under our medium-term note program with terms to be determined at the time of issuance.

To achieve a desired mix of fixed and floating interest rate debt, we entered into interest rate swap agreements for our 2009 Notes, 2014 Notes and Century Notes that effectively convert the payment of these fixed rate notes to LIBOR-based variable interest payments over the life of the respective notes. These interest rate swap agreements qualify and are designated as fair value hedges. As of December 31, 2007, the aggregate face amount of this outstanding fixed interest rate debt of $2.1 billion was covered by these interest rate swap agreements. As of December 31, 2006, the aggregate face amount of our outstanding fixed interest rate debt covered by interest rate swap agreements was $2.2 billion, including the 2009 Notes, 2014, Notes, Century Notes and $100 million of other notes that matured and were repaid during 2007 at which time the interest rate swap agreement matured.

Certain of our financing arrangements contain non-financial covenants and as of December 31, 2007 we were in compliance with all applicable covenants. None of our financing arrangements contain any financial covenants. Our outstanding convertible notes and other long-term debt are rated A+ with a negative outlook by Standard & Poor’s and A2 with a negative outlook by Moody’s Investors Service, Inc.

Cash flows

The following table summarizes our cash flow activity for the years ended December 31, 2007, 2006 and 2005 (in millions):

	2007	2006	2005
Net cash provided by operating activities	$5,401	$5,389	$4,911
Net cash used in investing activities	(1,992)	(5,131)	(59)
Net cash used in financing activities	(2,668)	(815)	(4,538)

Operating

Cash provided by operating activities has been and is expected to continue to be our primary recurring source of funds. Cash provided by operating activities during the year ended December 31, 2007 remained relatively unchanged as higher cash receipts from customers were substantially offset by the timing of payments in the ordinary course of business (see “Consolidated Statements of Cash Flows”).

The increase in cash provided by operations for 2006 resulted primarily from higher cash receipts from customers driven by growth in product sales and timing differences of cash payments relating to our tax and other accrued liabilities (see “Consolidated Statements of Cash Flows”).

Investing

On July 18, 2007, we completed our acquisition of Ilypsa and pursuant to the merger agreement, we paid $398 million in cash, net of cash acquired and transaction costs of $2 million. On July 16, 2007, we completed our acquisition of Alantos and pursuant to the merger agreement, we paid $299 million in cash, net of cash acquired and transaction costs of $1 million.

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

Capital expenditures totaled $1.3 billion in 2007 compared with $1.2 billion in 2006 and $867 million in 2005. Capital expenditures in 2007 were primarily associated with manufacturing capacity and site expansions in Puerto Rico and other locations and investment in our global ERP system. Capital expenditures in 2006 were primarily associated with manufacturing capacity and site expansions in Ireland, Puerto Rico and other locations and costs associated with implementing our ERP system. Capital expenditures in 2005 primarily related to the Puerto Rico manufacturing expansion which included a new manufacturing plant for the commercial production of Neulasta® and NEUPOGEN® approved by the FDA in September 2005, Thousand Oaks site expansion, Colorado manufacturing expansion and site development to support the new ENBREL manufacturing plant in Rhode Island, also approved by the FDA in September 2005.

We currently estimate 2008 spending on capital projects and equipment to be approximately $1.0 billion.

Financing

In December 2006, the Board of Directors authorized us to repurchase up to $5.0 billion of common stock. Additionally, in July 2007, the Board of Directors authorized us to repurchase up to an additional $5.0 billion of common stock. As of December 31, 2007, we had $6.4 billion available for stock repurchases under these authorized stock repurchase programs. The manner of purchases, the amount we spend and the number of shares repurchased will vary based on a variety of factors, including the stock price and blackout periods in which we are restricted from repurchasing shares, and may include private block purchases as well as market transactions. Repurchases under our stock repurchase program reflect, in part, our confidence in the long-term value of Amgen common stock. Additionally, we believe that it is an effective way of returning cash to our stockholders. A summary of our repurchase activity under our stock repurchase programs for the years ended December 31, 2007, 2006 and 2005 is as follows (in millions):

	2007			2006		2005
	Shares		Dollars	Shares	Dollars	Shares	Dollars
First quarter	8.8		$537	46.6	$3,374	26.8	$1,675
Second quarter	73.9	(1)	4,463	13.0	876	12.1	750
Third quarter	2.5	(1)	—	7.3	505	9.5	769
Fourth quarter	1.8		100	3.3	245	14.8	1,236

Total	87.0		$5,100	70.2	$5,000	63.2	$4,430

(1)

The total number of shares repurchased during the three months ended June 30, 2007 excludes 2.5 million shares received in July 2007 in connection with the final settlement of a block trade entered into in May 2007.

(See “Item 5(c). Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities” for additional information regarding our stock repurchase programs.)

In May 2007, we issued $2.0 billion aggregate principal amount of 2008 Floating Rate Notes, $1.1 billion aggregate principal amount of 5.85% notes due in 2017 and $900 million aggregate principal amount of 6.375% notes due in 2037. The 2008 Floating Rate Notes will bear interest at a rate per annum, equal to LIBOR plus 0.08%, which is reset quarterly. A total of $3.2 billion of the net proceeds raised from the issuance of these notes were used to repurchase shares of our common stock under a block trade entered into in May 2007. For further information on these transactions, see “Financing arrangements” above.

On March 2, 2007, as a result of holders of substantially all of our outstanding 2032 Modified Convertible Notes exercising their March 1, 2007 put option, we repurchased $2.3 billion aggregate principal amount, or the majority of the then outstanding convertible notes at their then-accreted value for $1.7 billion in cash.

In December 2007, $100 million of debt securities matured and were repaid. In October 2007, $35 million of debt securities were repaid.

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

On March 2, 2005, as a result of certain holders of the zero coupon convertible notes due in 2032 exercising their March 1, 2005 put option, we repurchased $1.6 billion aggregate principal amount or approximately 40% of the then outstanding convertible notes at their then-accreted value for $1.2 billion in cash.

We receive cash from the exercise of employee stock options and proceeds from the sale of stock pursuant to the employee stock purchase plan. Employee stock option exercises and proceeds from the sale of stock by us pursuant to the employee stock purchase plans provided $277 million, $528 million and $1.1 billion of cash during the years ended December 31, 2007, 2006 and 2005, respectively. Proceeds from the exercise of employee stock options will vary from period to period based upon, among other factors, fluctuations in the market value of our stock relative to the exercise price of such options.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that are material or reasonably likely to be material to our consolidated financial position or consolidated results of operations.

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

The following table represents our contractual obligations as of December 31, 2007, aggregated by type (in millions):

	Payments due by period
Contractual obligations	Total	Less than 1 year	1-3 years	4-5 years		More than 5 years
Long-term debt obligations(1)	$14,722	$2,306	$1,384	$2,958	(2)	$8,074
Operating lease obligations	1,231	144	256	200		631
Purchase obligations(3)	2,689	1,309	975	378		27
Unrecognized tax benefits(4)	300	300	—	—		—

Total contractual obligations	$18,942	$4,059	$2,615	$3,536		$8,732

(1)

The long-term obligation amounts in the above table differ from the related carrying amounts on the Consolidated Balance Sheet as of December 31, 2007 due to the accretion of the original issue discount on the 2032 Modified Convertible Notes and the inclusion of future interest payments. Future interest payments are included on the 2009 Notes, the 2011 Convertible Notes, the 2013 Convertible Notes, the 2014 Notes, 2017 Notes, 2037 Notes and the Century Notes at fixed rates of, 4.00%, 0.125%, 0.375%, 4.85%, 5.85%, 6.375% and 8.125%, respectively. We used an interest rate forward curve at December 31, 2007 to compute the amount of the future interest payments on our variable rate 2008 Floating Rate Note and interest rate swaps.

(2)

Holders of the 2032 Modified Convertible Notes may require us to purchase all or a portion of the notes on specific dates, the next of which is March 1, 2012, at the then-accreted value. Consequently, the amount above reflects the 2032 Modified Convertible Notes accreted value on March 1, 2012, the next put date. (See Note 6, “Financing arrangements” to the Consolidated Financial Statements for further discussion of the terms of the convertible notes.)

(3)

Purchase obligations primarily relate to (i) our long-term supply agreement with BI Pharma for the manufacture of commercial quantities of ENBREL, which are based on firm commitments for the purchase of production capacity for ENBREL and reflect certain estimates such as production run success rates and bulk drug yields achieved; (ii) R&D commitments (including those related to clinical trials) for new and existing products; (iii) capital expenditures and (iv) open purchase orders for the acquisition of goods and services in the ordinary course of business. Our obligation to pay certain of these amounts may be reduced based on certain future events.

(4)

In addition to the current liabilities for UTBs included in the table above, long-term liabilities for UTBs (net of federal tax benefits on state taxes) and related accrued interest totaling approximately $600 million at December 31, 2007 are not included in the contractual obligations table because, due to their nature, there is a high degree of uncertainty regarding the timing of future cash outflows and other events that extinguish these liabilities.

In addition to the above table, we have committed to make potential future milestone payments to third-parties as part of in-licensing and product development programs all of which are contingent upon the occurrence of certain future events. Such events could include, but are not limited to, development milestones, regulatory approvals and product sales. Because the achievement of these milestones is neither probable nor reasonably estimable, such contingencies have not been included in the above table or recorded on our Consolidated Balance Sheets. Individually, these arrangements are not material in any one reporting period. However, if the achievement of the milestones covered by these arrangements would happen to be reached in the same reporting period, the resulting payment obligation would be approximately $1.5 billion.

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

In the United States, we utilize wholesalers as the principal means of distributing our products to healthcare providers, such as physicians or their clinics, dialysis centers, hospitals and pharmacies. Products we sell outside the United States are principally distributed to hospitals and/or wholesalers depending upon the distribution practice in each country for which the product has been launched. We monitor the inventory levels of our products at our wholesale distributors using third-party data and we believe that wholesaler inventories have been maintained at appropriate levels (generally two to three weeks) given end-user demand. Accordingly, historical fluctuations in wholesaler inventory levels have not significantly impacted our method of estimating sales incentives and returns.

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

For the years ended December 31, 2007, 2006 and 2005, reductions in product sales relating to sales incentives were comprised of the following (dollar amounts in millions):

	2007	2006	2005
Rebates	$2,156	$2,164	$1,344
Wholesaler chargebacks	1,649	1,636	1,559
Discounts and other incentives	694	653	891

Total sales incentives	$4,499	$4,453	$3,794

Percent of gross product sales	24%	24%	24%

Rebates earned in the United States by healthcare providers, such as physicians or their clinics, dialysis centers and hospitals are the sales incentives that are most difficult to estimate. These rebates are generally performance-based offers that are primarily based on attaining contractually-specified sales volumes and segment share. As a result, the calculation of the accrual for these rebates is complicated by the need to estimate customer buying patterns and the resulting applicable contractual rebate rate(s) to be earned over a contractual period. These rebates totaled $2.2 billion in 2007, $2.2 billion in 2006 and $1.3 billion in 2005. We believe that the methodology we use to accrue for rebates is reasonable and appropriate given current facts and circumstances. However, actual results may differ. Based on our recent experience, changes in annual estimates related to prior annual periods have been less than 1.5% of the estimated rebate amounts charged against product sales for such periods. These changes in annual estimates substantially relate to sales made in the immediately preceding annual period. A 1.5% change in our rebate estimate attributable to rebates recognized in 2007 would have had an impact of approximately $32 million on our 2007 product sales and a corresponding impact on our financial condition and liquidity.

Wholesaler chargebacks are another type of arrangement included in “sales incentives” that relate to our contractual agreements to sell products to healthcare providers in the United States at fixed prices that are lower than the prices we charge wholesalers. When the healthcare providers purchase our products through wholesalers at these reduced prices, the wholesaler charges us for the difference between the prices they pay us and the prices they sold the products to the healthcare providers. These chargebacks from wholesalers totaled $1.6 billion for each of the years ended December 31, 2007, 2006 and 2005. Accruals for wholesaler chargebacks are less difficult to estimate than rebates and closely approximate actual results since chargeback amounts are fixed at the date of purchase by the healthcare provider and we settle these deductions generally within a few weeks of incurring the liability.

Amounts accrued for sales incentives are adjusted when trends or significant events indicate that adjustment is appropriate. Accruals are also adjusted to reflect actual results. However, such adjustments to date have not been material to our results of operations or financial position. The following table summarizes amounts recorded in accrued liabilities regarding sales incentives (in millions):

	Balance at Beginning of Period	Amounts Charged Against Product Sales (1)	Payments	Balance at End of Period
Year ended:
December 31, 2007	$1,079	$4,499	$4,514	$1,064
December 31, 2006	$864	$4,453	$4,238	$1,079

(1)

Includes immaterial amounts related to prior year product sales based on changes in estimates. Such amounts represented approximately 1% of incentive amounts charged against product sales for both 2007 and 2006.

Accruals for estimated sales returns are recorded in the same period that the related product sales are recorded and are recognized as reductions in product sales. Returns are estimated through comparison of historical return data to their related sales on a production lot basis. Historical rates of return are determined for each product and are adjusted for known or expected changes in the marketplace specific to each product when appropriate. Historically, sales return provisions have been insignificant, amounting to approximately 1% of gross product sales.

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

Contingencies

In the ordinary course of business, we are involved in various legal proceedings such as intellectual property disputes, contractual disputes, governmental investigations and class action suits. Certain of these proceedings are discussed in Note 10, “Contingencies” to the Consolidated Financial Statements. We record accruals for such contingencies to the extent we conclude their occurrence is both probable and estimable. We consider all relevant factors when making assessments regarding these contingencies.

In addition, our income tax returns are routinely audited by the Internal Revenue Service (“IRS”) and various state and foreign tax authorities. Significant disputes may arise with these tax authorities involving issues of the timing and amount of deductions and allocations of income among various tax jurisdictions because of differing interpretations of tax laws and regulations.

While it is not possible to accurately predict or determine the eventual outcome of these items, one or more of these items currently pending could have a material adverse effect on our consolidated results of operations, financial position or cash flows.

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

We are a global biotechnology company with operations in various countries. We are exposed to market risks that may result from changes in interest rates, foreign currency exchange rates, prices of equity instruments as well as changes in the general economic conditions in the countries where we conduct business. To reduce certain of these risks, we monitor the financial condition of our larger customers and limit our credit exposure by setting appropriate credit limits, requiring collateral and obtaining credit insurance, where appropriate. In addition, we have an investment policy that limits investments in certain types of instruments issued by institutions primarily with investment grade credit ratings and places restrictions on maturities and concentrations by type and issuer. We also enter into various types of derivative hedging transactions as part of our risk management program. We do not use derivatives for speculative purposes.

In 2007, the U.S. economy was affected by increased defaults on consumer subprime mortgages, which caused a tightening in the credit market and created volatility in the capital markets. In an attempt to increase liquidity and stimulate the economy, the U.S. federal government has recently reduced the interest rate charged to institutional borrowers. Short term interest rates have declined into early 2008 and may fluctuate in the near term in excess of historical norms. As a result, in the discussion that follows, we have assumed a hypothetical change in interest rates of 20% from those at December 31, 2007.

Interest rate sensitive financial instruments

Our investment portfolio of available-for-sale securities at December 31, 2007 and 2006 was comprised primarily of fixed rate U.S. treasury securities and obligations of U.S. government agencies and corporate debt instruments and, to a lesser degree, other interest bearing securities. The fair value of our investment portfolio was $6.7 billion and $6.1 billion at December 31, 2007 and 2006, respectively. The fair value of our investment portfolio is more sensitive to fluctuations in U.S. interest rates than the income it generates because of the significant composition of fixed rate securities. A hypothetical change in interest rates of 20% relative to interest rates at December 31, 2007 and a hypothetical 10% change in interest rates relative to the interest rates at December 31, 2006 would not have a material effect on the fair values of these securities or our cash flows or income.

On December 31, 2007, we had outstanding debt of $11.2 billion with a fair value of $10.6 billion, including $5.1 billion of convertible debt with a fair value of $4.5 billion. Our outstanding debt at December 31, 2007 was comprised of $9.2 billion of debt with fixed interest rates and $2.0 billion of debt with variable interest rates. On December 31, 2006, we had $9.0 billion of outstanding fixed rate debt with a fair value of $8.9 billion, including $6.8 billion of convertible debt with a fair value of $6.7 billion. Changes in interest rates do not affect interest expense or cash flows on our fixed rate debt. A hypothetical 20% change in interest rates relative to interest rates at December 31, 2007 would not have a material impact on income or cash flows on our $2.0 billion of variable rate debt outstanding at December 31, 2007.

Changes in interest rates would affect the fair values of all of our outstanding debt at December 31, 2007 and 2006, including, to a lesser extent, our variable rate debt for which the interest rate resets quarterly. To achieve a desired mix of fixed and floating interest rate debt, we entered into interest rate swap agreements, which qualify and are designated as fair value hedges, for certain of our fixed rate debt with carrying values totaling $2.1 billion and $2.2 billion at December 31, 2007 and 2006, respectively. These agreements swap the receipt of fixed interest payments for LIBOR-based variable interest payments over the lives of the respective notes. A hypothetical 20% change in interest rates relative to interest rates at December 31, 2007 would result in a change of approximately $460 million in the aggregate fair value of our outstanding debt and would not have a material effect on the fair value, cash flows or income with respect to our interest rate swap agreements. A hypothetical 10% change in interest rates relative to the interest rates at December 31, 2006 would not have a material impact on the aggregate fair value of our outstanding debt or on fair values, cash flows or income with respect to our interest rate swap agreements.

Market price sensitive instruments

As noted above, a portion of our outstanding debt may be converted into our common stock in certain circumstances. Accordingly, the price of our common stock may affect the fair value of our convertible debt. A hypothetical 10% decrease in the price of Amgen stock from the price at December 31, 2007 and 2006 would have reduced the fair value of our then outstanding convertible debt by approximately $78 million and $274 million, respectively.

On December 31, 2007 and 2006, we were also exposed to price risk on equity securities included in our portfolio of investments, which were acquired primarily for the promotion of business and strategic objectives. These investments are generally in small capitalization stocks in the biotechnology industry sector. Price risk relative to our equity investment portfolio on December 31, 2007 and 2006 was not material.

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

On December 31, 2007, we had outstanding forward exchange and options contracts with notional amounts of $1.4 billion and $788 million, respectively. On December 31, 2006, we had outstanding forward exchange and options contracts with notional amounts of $1.6 billion and $902 million, respectively. These contracts are designated for accounting purposes as cash flow hedges of certain anticipated foreign currency transactions. As of December 31, 2007 and 2006 the net unrealized losses on these contracts were not material. With regard to these contracts, a hypothetical 10% adverse movement in foreign exchange rates compared with the U.S. dollar relative to exchange rates on December 31, 2007 and December 31, 2006 would result in a reduction in fair value, cash flows and income of approximately $160 million and $185 million, respectively.

Also on December 31, 2007 and 2006, we had outstanding forward exchange contracts with notional amounts totaling $622 million and $326 million, respectively that hedge fluctuations of certain assets and li-

abilities denominated in foreign currencies but have not been designated as hedges for accounting purposes. These contracts had no material net unrealized gains or losses as of December 31, 2007 and 2006. With regard to these contracts, a hypothetical 10% adverse movement in foreign exchange rates compared with the U.S. dollar relative to exchange rates on December 31, 2007 and December 31, 2006 would not have a material impact on fair value, cash flows or income.

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

We maintain “disclosure controls and procedures,” as such term is defined under Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in Amgen’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to Amgen’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, Amgen’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and in reaching a reasonable level of assurance Amgen’s management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation under the supervision and with the participation of our management, including Amgen’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Amgen’s disclosure controls and procedures. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2007.

Further, management determined that, as of December 31, 2007, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter then ended that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on our assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2007, based on those criteria.

The effectiveness of the Company’s internal control over financial reporting has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report appearing below, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Amgen Inc.

We have audited Amgen Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Amgen Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Amgen Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Consolidated Balance Sheets of Amgen Inc. as of December 31, 2007 and 2006, and the related Consolidated Statements of Income, Stockholders’ Equity, and Cash Flows for each of the three years in the period ended December 31, 2007 of Amgen Inc. and our report dated February 25, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California

February 25, 2008

Item 9B.	OTHER INFORMATION

Not applicable.

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information about our Directors is incorporated by reference from the section entitled “ELECTION OF DIRECTORS” in our Proxy Statement for the 2008 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2007 (the “Proxy Statement”). Information about compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference from the section entitled “OTHER MATTERS — Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement. Information about our Audit Committee, members of the committee and our Audit Committee financial experts is incorporated by reference from the section entitled “CORPORATE GOVERNANCE — Board Committees — Audit committee” in our Proxy Statement. Information about our executive officers is contained in the discussion entitled “Item 1. Business — Executive Officers of the Registrant.”

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

Information about director and executive compensation is incorporated by reference from the sections entitled “EXECUTIVE COMPENSATION” and “CORPORATE GOVERANCE” in our Proxy Statement.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information as of December 31, 2007 concerning our common stock that may be issued upon the exercise of options or pursuant to purchases of stock under all of our equity compensation plans approved by stockholders and equity compensation plans not approved by stockholders in effect as of December 31, 2007:

	(a)	(b)		(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights	Weighted Average Exercise Price Outstanding Options and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by Amgen security holders:
Amended and Restated 1991 Equity Incentive Plan	23,023,290	$45.63		24,396,721
Amended and Restated Employee Stock Purchase Plan	—	$—	(1)	7,254,738

Total Approved Plans	23,023,290	$45.63		31,651,459
Equity compensation plans not approved by Amgen security holders:
Amended and Restated 1993 Equity Incentive Plan(2)	1,729,282	$34.31		—
Amended and Restated 1999 Equity Incentive Plan(2)	13,351,117	$64.70		1,253,189
Amended and Restated 1997 Equity Incentive Plan(3)	2,044,907	$49.29		—
Amended and Restated 1997 Special Non-Officer Equity Incentive Plan	26,079,349	$59.09		—
Amended and Restated 1996 Stock Incentive Plan(4)	416,744	$65.77		—
Amended and Restated 1999 Stock Incentive Plan(4)	2,074,350	$61.27		525,803
Amended and Restated Assumed Avidia Equity Plan(5)	57,535	$2.00		—
Amended and Restated Assumed Ilypsa, Inc. Stock Plan(6)	11,551	$8.29		—
Foreign Affiliate Plans:
Amgen Limited Sharesave Plan	—	$—	(7)	372,839
The Amgen Limited 2000 UK Company Employee Share Option Plan(8)	—	$—		300,000
The Amgen Technology Ireland Irish Tax Approved Share Plan(9)	—	$—		592,168

Total Unapproved Plans	45,764,835	$59.43		3,043,999

Total All Plans	68,788,125	$54.81		34,695,458

(1)

The purchases occurred on June 30, 2007 and December 31, 2007 (the “Purchase Dates”) with a purchase of an aggregate 1,362,769 shares of Common Stock at a purchase price of $47.00 per share on June 30, 2007 and 737,231 shares of Common Stock at a purchase price of $39.47 per share on December 31, 2007. Such purchase prices reflect the lesser of 85% of either the closing price of the Common Stock on the applicable Purchase Date or the closing price of the Common Stock on the start date of the applicable employee’s participation in the plan.

(2)	These plans were assumed pursuant to the terms of the merger agreement between Amgen and Immunex which was approved by our stockholders in May 2002. Both plans were previously approved by Immunex’s shareholders. The Amended and Restated 1993 Equity Incentive Plan terminated on March 11, 2003 and no shares are available for issuance under the 1993 Plan for future grants.

(3)

This plan was assumed by Amgen in connection with the merger of Tularik with and into Amgen SF, LLC, a wholly owned subsidiary of Amgen, on August 13, 2004. This plan was previously approved by Tularik’s shareholders.

(4)

These plans were assumed by Amgen in connection with the merger of Abgenix with and into Amgen Fremont Inc., a wholly owned subsidiary of Amgen, on April 1, 2006. The Amended and Restated 1996 Stock Incentive Plan (the “1996 Plan”) was previously approved by Abgenix’s shareholders. The 1996 Plan terminated on July 16, 2006. Although there are options still outstanding under the 1996 Plan, no shares are available for issuance for future grants.

(5)

This plan was assumed by Amgen in connection with the merger of Avidia with and into Amgen Mountain View Inc., a wholly owned subsidiary of Amgen, on October 24, 2006. This plan was terminated on November 23, 2006 and although there are options still outstanding under this plan, no shares are available for issuance for future grants.

(6)

This plan was assumed by Amgen in connection with the acquisition of Ilypsa on August July 18, 2007. This plan was terminated on August 17, 2007 and although there are options still outstanding on this plan, no shares are available for issuance for future grants.

(7)	As of December 31, 2003, there were no further offerings under the Amgen Limited Sharesave Plan and the last share purchase under this plan was March 31, 2003.

(8)	Although 300,000 shares of common stock are authorized for issuance under the Amgen Limited 2000 U.K. Company Employee Share Option Plan, no shares have been issued under this plan.

(9)	The Amgen Technology Ireland Irish Tax Approved Share Plan was approved by the Board of Directors on March 7, 2007 and 7,832 shares were purchased on March 26, 2007.

Summary of Equity Compensation Plans Not Approved by Stockholders

The following is a summary of the equity compensation plans, which have shares available for issuance for future grants as of December 31, 2007 and were adopted or assumed by the Board of Directors without the approval of our stockholders:

Amended and Restated 1999 Equity Incentive Plan

The Amended and Restated 1999 Equity Incentive Plan (formerly known as the Immunex Corporation 1999 Stock Option Plan) (the “1999 Plan”) was assumed pursuant to the terms of the merger agreement between the Company and Immunex which was approved by the Company’s stockholders in May 2002. The plan was previously approved by Immunex’s shareholders. The 1999 Plan consists of two articles — Article I which governs awards granted prior to July 15, 2002 (the “Restatement Date”) and Article II which governs awards granted on or after the Restatement Date. As the terms of Stock Awards (as defined below) made pursuant to the 1999 Plan going forward are governed exclusively by Article II of the plan, the following is a description of the material provisions of Article II of the 1999 Plan. This description is qualified in its entirety by reference to the 1999 Plan itself, which was filed as an exhibit to the Company’s Form S-8 dated July 16, 2002.

Stock Subject to the 1999 Plan. Subject to adjustments upon certain changes in the common stock, the shares available for issuance under the 1999 Plan upon exercise of the outstanding grants made pursuant to the 1999 Plan are Amgen’s common stock. The number of shares authorized for issuance under the 1999 Plan is 19,273,852. Awards of (i) incentive stock options, (ii) nonqualified stock options, (iii) stock bonuses and iv) rights to purchase restricted stock (“Stock Award”) may be granted under the 1999 Plan.

Administration. The 1999 Plan is administered by the Board of Directors. The Board of Directors has delegated administration of the 1999 Plan to the committees of the Board of Directors.

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

Terms of Discretionary Options. The following is a description of the permissible terms of options granted under the 1999 Plan, other than options awarded to non-employee directors which are described below under the heading “Terms of Non-Discretionary Options Awarded to Non-Employee Directors” (the options described in this section are referred to as “Discretionary Options”). Individual Discretionary Option grants may be more restrictive as to any or all of the permissible terms described below. The exercise price of Discretionary Options must be equal to at least 100% of the fair market value of the underlying stock on the date of the option grant. The exercise price of Discretionary Options must be paid either: (i) in cash at the time the option is exercised or (ii) at the discretion of the Board of Directors, (a) by delivery of common stock of Amgen that has been held for the period required to avoid a charge to Amgen’s earnings, (b) pursuant to a deferred payment or other arrangement or (c) in any other form of legal consideration acceptable to the Board of Directors. Generally, optionees may designate certain specified trusts as beneficiaries with respect to Discretionary Options. In the absence of such a designation, after the death of the optionee, Discretionary Options shall be exercisable by the person(s) to whom the optionee’s rights pass by will or by the laws of descent and distribution. Generally, during the lifetime of an optionee who is a natural person, only the optionee may exercise the Discretionary Option.

The maximum term of Discretionary Options is ten years. Absent death, disability or voluntary retirement in certain circumstances, Discretionary Options generally terminate three months after termination of the optionee’s employment or relationship as a consultant or director of Amgen or any affiliate of Amgen. Individual options by their terms may provide for exercise within a longer period of time following termination of employment or the relationship as a director or consultant. Discretionary Options either become exercisable in cumulative increments or are exercisable in full immediately. The Board of Directors has the power to accelerate the beginning of the period during which an option may be exercised (the “vesting date”). Options granted from the Restatement Date under the 1999 Plan typically vest at the rate of 25% per year during the optionee’s employment or service as a consultant and expire seven years from the date of grant. The grants typically provide for the continuation of the vesting of options if the optionee voluntarily retires at or after age 65 or after age 55, after having been an employee of Amgen or its affiliate for at least ten consecutive years, and such retirement is not the result of permanent and total disability (“Voluntary Retirement”). Generally, if any optionee shall terminate his or her employment or relationship as a director or consultant with Amgen or an affiliate due to death or disability, then, in such event, the Discretionary Options granted to such employee, director or consultant or to the permitted trust of such employee, director or consultant which have not vested as of the date of such employee’s, director’s or consultant’s termination for reasons of death or disability shall automatically be accelerated in full. In the case of Voluntary Retirement death or disability, Discretionary Options terminate the earlier of the termination date set forth in the applicable grant agreement or five years.

The Board of Directors also has the power to accelerate the time during which a Discretionary Option may be exercised. To the extent provided by the terms of a Discretionary Option, an optionee may satisfy any federal, state or local tax withholding obligations relating to the exercise of such option by (i) a cash payment upon exercise, (ii) by authorizing Amgen to withhold a portion of the stock otherwise issuable to the optionee, (iii) by delivering already-owned stock of Amgen or (iv) by a combination of these means.

Terms of Non-Discretionary Options Awarded to Non-Employee Directors. The Board of Directors may from time to time adopt award programs under the 1999 Plan providing for the grant of formula or non-discretionary Stock Awards to directors of Amgen who are not employees of Amgen or any affiliate. The terms and conditions of any such program shall be established by the Board of Directors in its sole discretion, subject to the terms and conditions of the 1999 Plan.

Terms of Stock Bonuses and Purchases of Restricted Stock. Stock bonuses and purchases of restricted stock shall be in such form and contain such terms and conditions as the Board of Directors shall deem appropriate. The following is a description of some of the permissible terms of stock bonuses and purchases of restricted stock under the 1999 Plan. Individual stock bonuses or purchases of restricted stock may be more restrictive as to any or all of the permissible terms described below or on different terms and conditions.

The purchase price under each stock purchase agreement shall be determined by the Board of Directors and may provide for a nominal purchase price or a purchase price that is less than fair market value of the underlying common stock on the award date. The Board of Directors may determine that eligible participants may be awarded stock pursuant to a stock bonus agreement in consideration for past services actually rendered to Amgen or for its benefit. The purchase price of stock acquired pursuant to a stock purchase agreement must be paid in accordance with the same terms as Discretionary Options. See “Terms of Discretionary Options.” Shares of common stock sold or awarded under the 1999 Plan may, but need not, be subject to a repurchase option in favor of the Company in accordance with a vesting schedule determined by the Board of Directors. To the extent provided by the terms of a stock bonus or restricted stock purchase agreement, a participant may satisfy any federal, state or local tax withholding obligations relating to the lapsing of a repurchase option or vesting of a stock bonus or a restricted stock award in the same manner as that of Discretionary Options. See “Terms of Discretionary Options.” Generally, rights under a stock bonus or restricted stock purchase agreement shall not be assignable by any participant under the 1999 Plan.

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

Change in Control. For purposes of the 1999 Plan, a Change in Control occurs at the following times: (i) upon the acquisition of beneficial ownership of 50% or more of either the then outstanding shares of common stock or the combined voting power of the Company’s then outstanding voting securities entitled to vote generally in the election of directors; (ii) at the time individuals making up the Incumbent Board (as defined in the 1999 Plan) cease for any reason to constitute at least a majority of the Board; (iii) immediately prior to the consummation by the Company of a reorganization, merger, or consolidation with respect to which persons who were the stockholders of the Company immediately prior to such transaction do not, immediately thereafter, own more than 50% of the combined voting power of the reorganized, merged or consolidated company’s voting securities entitled to vote generally in the election of directors, or a liquidation or dissolution of the Company or the sale of all or substantially all of the assets of the Company or (iv) the occurrence of any other event which the Incumbent Board determines is a Change of Control. Upon the occurrence of a Change in Control, to the extent permitted by applicable law, the vesting and exercisability of any outstanding Stock Awards under the 1999 Plan will accelerate. Upon and following such acceleration, at the election of the holder of the Stock Award, the Stock Award may be (i) exercised with respect to stock options or, if the surviving or acquiring corporation agrees to assume the Stock Awards or substitute similar awards, (ii) assumed or (iii) replaced with substitute Stock Awards. Options not exercised, substituted or assumed prior to or upon the Change in Control shall be terminated.

Duration, Amendment and Termination. The Board of Directors may suspend or terminate the 1999 Plan without stockholder approval or ratification at any time or from time to time. No incentive stock options may be granted under the 1999 Plan after February 22, 2009. No amendment, suspension or termination may impair the rights or obligations under any Stock Award except with the consent of the person to whom the Stock Award was granted.

Amgen Inc. Amended and Restated 1999 Stock Incentive Plan

The Amgen Inc. Amended and Restated 1999 Stock Incentive Plan (formerly known as the Abgenix, Inc. 1999 Nonstatutory Stock Option Plan, as amended) (the “Acquired 1999 Plan”) was assumed by Amgen in connection with the merger of Abgenix with and into Amgen Fremont Inc. a wholly owned subsidiary of Amgen on April 1, 2006. The Acquired 1999 Plan consists of two articles — Article I which governs awards granted prior to April 1, 2006 (the “Restatement Date”) and Article II which governs awards granted on or after the Restatement Date. As the terms of options grants made pursuant to the Acquired 1999 Plan going forward are governed exclusively by Article II of the plan, the following is a description of the material provisions of Article II of the Acquired 1999 Plan. This description is qualified in its entirety by reference to the Acquired 1999 Plan itself, which was filed as an exhibit to the Company’s Form S-8 dated April 3, 2006. Except as described below, the material provisions of Article II of the Acquired 1999 Plan are substantially similar to those of Article II of the 1999 Plan described above (reference to the 1999 Plan are deemed to be replaced with references to the Acquired 1999 Plan, as applicable):

•	The Acquired 1999 Plan will terminate on October 4, 2009;

•	Subject to adjustments upon certain changes in the common stock, the number of shares authorized for issuance under Article II of the Acquired 1999 Plan is 1,950,597;

•

No Stock Award may be granted to any person under Article II of the Acquired 1999 Plan who is an employee or director of or consultant to the Company or its affiliates (other than Abgenix) on the Restatement Date;

•	Under Article II of the Acquired 1999 Plan, no person may receive Stock Awards for more than 2,000,000 shares of common stock in any calendar year;

•	The purchase price under each stock purchase agreement shall be not less than fifty (50%) of the fair market value of the Company’s Common Stock on the date such award is made; and

•

The Board of Directors shall have the power to condition the grant or vesting of stock bonuses and rights to purchase restricted stock under Article II of the Acquired 1999 Plan upon attainment of performance goals with respect to any one or more of the following business criteria with respect to the Company, any affiliate, any division, any operating unit or any product line: (i) return on capital, assets or equity, (ii) sales or revenue, (iii) net income, (iv) cash flow, (v) earnings per share, (vi) adjusted earnings or adjusted net income (as defined by the plan), (vii) working capital, (viii) total shareholder return, (ix) economic value or (x) product development, research, in-licensing, out-licensing, litigation, human resources, information services, manufacturing, manufacturing capacity, production, inventory, site development, plant, building or facility development, government relations, product market share, mergers, acquisitions or sales of assets or subsidiaries.

The Amgen Limited Sharesave Plan

The Amgen Limited Sharesave Plan (the “Sharesave Plan”) was adopted by the Board of Directors of Amgen Limited, the Company’s indirectly wholly-owned U.K. subsidiary, and approved by the Board of Directors of the Company in October 1998. In general, the Sharesave Plan authorizes Amgen Limited to grant options to certain employees of Amgen Limited to buy shares of the Company’s common stock during three-year offering periods through savings contributions and guaranteed company bonuses. The principal purposes of the Sharesave Plan are to provide the Company’s eligible Amgen Limited employees with benefits comparable to those received by U.S. employees under the Company’s Amended and Restated Employee Stock Purchase Plan through the granting of options. Under the Sharesave Plan, not more than 400,000 shares of common stock are authorized for issuance upon exercise of options subject to adjustment upon certain changes in the Company’s common stock. The Sharesave Plan is administered by the Board of Directors of Amgen Limited. Options are generally exercisable during the six months following the three year offering period at an exercise price determined by the Board of Directors, which cannot be less than 80% of the market value of the Company’s common stock determined in accordance with sections 272 and 273 of the U.K. Taxation of Chargeable Gains Act of 1992 (the

“Act of 1992”) and agreed for the purpose of the Sharesave Plan with the Shares Valuation Division (the “Division”) of the Inland Revenue for the business day last preceding the date of invitation (the “Exercise Price Determination Process”) at the commencement of the offering. Amounts in the Sharesave Plan are paid to the participants to the extent that options are not exercised.

Amgen Limited 2000 U.K. Company Employee Share Option Plan

The Amgen Limited 2000 U.K. Company Employee Share Option Plan (“CSOP”) was adopted by the Board of Directors of Amgen Limited and approved by the Board of Directors of the Company in June 1999. The CSOP was established to provide stock option grants to employees of Amgen Limited in accordance with certain U.K. tax laws. The terms of the CSOP are, to the extent permitted under U.K. laws, consistent with the Company’s 1999 Plan, as described above, with the exception of the following variations: (i) options cannot be granted to consultants, (ii) options cannot be transferred, (iii) options outstanding after an employee’s death must be exercised within 12 months of the date of such death and (iv) the change in control provision is eliminated. No termination date has been specified for the CSOP. Although 300,000 shares of common stock are authorized for issuance under the CSOP, no shares have been issued under the CSOP.

The Amgen Technology Ireland Irish Tax Approved Share Plan

The Amgen Technology Ireland Irish Tax Approved Share Plan (the “Ireland Share Plan”) was adopted by the Board of Directors of Amgen Technology (Ireland) Limited (“ATI”), the Company’s indirectly wholly-owned Ireland subsidiary, and approved by the Board of Directors of the Company in March 2007. In general, the Ireland Share Plan permits certain employees of Amgen Limited to buy shares of the Company’s common stock during annual offering periods. The principal purpose of the Share Plan is to enable the Company’s eligible ATI employees to use their bonus or salary to acquire shares of the Company’s stock in a tax efficient manner, subject to certain terms and holding requirements under the plan. Under the Ireland Share Plan, not more than 600,000 shares of common stock are authorized for issuance subject to adjustment upon certain changes in the Company’s common stock. The Ireland Share Plan is administered by the Board of Directors of ATI.

Security Ownership of Directors and Executive Officers and Certain Beneficial Owners

Information about security ownership of certain beneficial owners and management is incorporated by reference from the sections entitled “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” in our Proxy Statement.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information about security ownership of certain beneficial owners and management is incorporated by reference from the sections entitled “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS” and “CORPORATE GOVERNANCE — Board Independence” in our Proxy Statement.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information about the fees for professional services rendered by our independent registered public accountants in incorporated by reference from the section entitled “AUDIT MATTERS — Independent Registered Public Accountants” in our Proxy Statement.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)1.    Index to Financial Statements

The following Consolidated Financial Statements are included herein:

All other schedules are omitted because they are not applicable, not required or because the required information is included in the Consolidated Financial Statements or notes thereto.

(a)3.     Exhibits

Exhibit No.	Description
3.1	Restated Certificate of Incorporation (As Restated December 6, 2005). (Filed as an exhibit to Form 10-K for the year ended December 31, 2005 on March 10, 2006 and incorporated herein by reference.)

3.2	Certificate of Amendment of the Restated Certificate of Incorporation (As Amended May 24, 2007). (Filed as an exhibit to Form 10-Q for the quarter ended June 30, 2007 on August 9, 2007 and incorporated herein by reference.)

3.3	Certificate of Correction of the Restated Certificate of Incorporation (As Corrected May 24, 2007). (Filed as an exhibit to Form 10-Q for the quarter ended June 30, 2007 on August 9, 2007 and incorporated herein by reference.)

3.4	Amended and Restated Bylaws of Amgen Inc. (As Amended and Restated February 14, 2007). (Filed as an exhibit to Form 8-K filed on February 20, 2007 and incorporated herein by reference.)

3.5	Amendment to Amended and Restated Bylaws of Amgen Inc. (Filed as an exhibit to Form 10-Q for the quarter ended June 30, 2007 on August 9, 2007 and incorporated herein by reference.)

4.1	Form of stock certificate for the common stock, par value $.0001 of the Company. (Filed as an exhibit to Form 10-Q for the quarter ended March 31, 1997 on May 13, 1997 and incorporated herein by reference.)

4.2	Form of Indenture, dated January 1, 1992. (Filed as an exhibit to Form S-3 Registration Statement filed on December 19, 1991 and incorporated herein by reference.)

4.3*	Agreement of Resignation, Appointment and Acceptance dated February 15, 2008.

Exhibit No.	Description
4.4	First Supplemental Indenture, dated February 26, 1997. (Filed as an exhibit to Form 8-K on March 14, 1997 and incorporated herein by reference.)

4.5	8- 1/8% Debentures due April 1, 2097. (Filed as an exhibit to Form 8-K filed on April 8, 1997 and incorporated herein by reference.)

4.6	Officer’s Certificate, dated as of January 1, 1992, as supplemented by the First Supplemental Indenture, dated as of February 26, 1997, establishing a series of securities entitled “8 1/8% Debentures due April 1, 2097.” (Filed as an exhibit to Form 8-K filed on April 8, 1997 and incorporated herein by reference.)

4.7	Form of Liquid Yield Option™ Note due 2032. (Filed as an exhibit to Form 8-K on March 1, 2002 and incorporated herein by reference.)

4.8	Indenture, dated as of March 1, 2002. (Filed as an exhibit to Form 8-K on March 1, 2002 and incorporated herein by reference.)

4.9	First Supplemental Indenture, dated March 2, 2005. (Filed as an exhibit to Form 8-K filed on March 4, 2005 and incorporated herein by reference.)

4.10	Indenture, dated as of August 4, 2003. (Filed as an exhibit to Form S-3 Registration Statement on August 4, 2003 and incorporated herein by reference.)

4.11	Form of 4.00% Senior Note due 2009. (Filed as an exhibit to Form 8-K on November 19, 2004 and incorporated herein by reference.)

4.12	Form of 4.85% Senior Notes due 2014. (Filed as an exhibit to Form 8-K on November 19, 2004 and incorporated herein by reference.)

4.13	Officers’ Certificate, dated November 18, 2004, including forms of the 4.00% Senior Notes due 2009 and 4.85% Senior Notes due 2014. (Filed as an exhibit to Form 8-K on November 19, 2004 and incorporated herein by reference.)

4.14	Registration Rights Agreement, dated as of November 18, 2004, among Amgen Inc. and Morgan Stanley & Co. Incorporated and Merrill Lynch, Pierce, Fenner & Smith Incorporated. (Filed as an exhibit to Form 8-K on November 19, 2004 and incorporated herein by reference.)

4.15	Form of Zero Coupon Convertible Note due 2032. (Filed as an exhibit to Form 8-K on May 6, 2005 and incorporated herein by reference.)

4.16	Indenture, dated as of May 6, 2005. (Filed as an exhibit to Form 8-K on May 6, 2005 and incorporated herein by reference.)

4.17	Indenture, dated as of February 17, 2006 and First Supplemental Indenture, dated as of June 8, 2006 (including form of 0.125% Convertible Senior Note due 2011). (Filed as exhibit to Form 10-Q for the quarter ended June 30, 2006 on August 9, 2006 and incorporated herein by reference).

4.18	Indenture, dated as of February 17, 2006 and First Supplemental Indenture, dated as of June 8, 2006 (including form of 0.375% Convertible Senior Note due 2013). (Filed as exhibit to Form 10-Q for the quarter ended June 30, 2006 on August 9, 2006 and incorporated herein by reference).

4.19	Registration Rights Agreement, dated as of February 17, 2006, among Amgen Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co. Incorporated, Citigroup Global Markets Inc., JPMorgan Securities Inc., Lehman Brothers Inc., Bear, Stearns & Co. Inc., Credit Suisse Securities (USA) LLC. (Filed as an exhibit to Form 8-K on February 21, 2006 and incorporated herein by reference.)

Exhibit No.	Description
4.20	Corporate Commercial Paper — Master Note between and among Amgen Inc., as Issuer, Cede & Co., as Nominee of The Depository Trust Company, and Citibank, N.A., as Paying Agent. (Filed as an exhibit to Form 10-Q for the quarter ended March 31, 1998 on May 13, 1998 and incorporated herein by reference.)

4.21	The instruments defining the rights of holders of the long-term debt securities of Abgenix, Inc. and its subsidiaries are omitted pursuant to section (b)(4)(iii)(A) of Item 601 of Regulation S-K. Amgen Inc. hereby agrees to furnish copies of these instruments to the Securities and Exchange Commission upon request.

4.22	Officers’ Certificate of Amgen Inc. dated as of May 30, 2007, including forms of the Company’s Senior Floating Rate Notes due 2008, 5.85% Senior Notes due 2017 and 6.375% Senior Notes due 2037. (Filed as an exhibit to Form 8-K on May 30, 2007 and incorporated herein by reference).

4.23	Registration Rights Agreement, dated as of May 30, 2007, among Amgen Inc. and Morgan Stanley & Co. Incorporated, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Barclays Capital Inc., Credit Suisse Securities (USA) LLC, Goldman, Sachs & Co., Citigroup Global Markets Inc., J.P. Morgan Securities Inc. and Lehman Brothers Inc. (Filed as an exhibit to Form 8-K on May 30, 2007 and incorporated herein by reference).

10.1+	Amgen Inc. Amended and Restated 1991 Equity Incentive Plan (As Amended and Restated December 5, 2005). (Filed as exhibits to Form 8-K on December 8, 2005 and incorporated herein by reference.)

10.2+*	Forms of Stock Option Grant Agreement and Restricted Stock Unit Agreement for the Amgen Inc. Amended and Restated 1991 Equity Incentive Plan.

10.3+*	Amgen Inc. Amended and Restated Director Equity Incentive Program (As Amended and Restated December 10, 2007) and forms of Stock Option Grant Agreement and Restricted Stock Unit Agreement for the Amgen Inc. Amended and Restated Director Equity Incentive Program.

10.4+	Amgen Inc. Amended and Restated 1997 Equity Incentive Plan (As Amended and Restated December 5, 2005) and Forms of Stock Option Grant Agreements and Restricted Stock Unit Agreements. (Filed as exhibits to Form 8-K on December 8, 2005 and incorporated herein by reference.)

10.5+	Amended and Restated 1999 Equity Incentive Plan (As Amended and Restated of December 5, 2005) and Forms of Stock Option Grant Agreements. (Filed as exhibits to Form 8-K on December 8, 2005 and incorporated herein by reference.)

10.6+	Amgen Inc. Amended and Restated 1999 Incentive Stock Plan (As Amended and Restated April 1, 2006). (Filed as an exhibit to Form S-8 on April 3, 2006 and incorporated herein by reference.)

10.7+	Amgen Inc. Amended and Restated Employee Stock Purchase Plan. (Filed as an exhibit to Form 10-Q for the quarter ended June 30, 2000 on August 1, 2000 and incorporated herein by reference.)

10.8+	First Amendment to the Amgen Inc. Amended and Restated Employee Stock Purchase Plan (As Amended and Restated July 12, 2005). (Filed as an exhibit to Form 8-K on July 14, 2005 and incorporated herein by reference.)

10.9+*	Second Amendment to the Amgen Inc. Amended and Restated Employee Stock Purchase Plan (As Amended and Restated July 12, 2005).

10.10+	Amgen Supplemental Retirement Plan (As Amended and Restated January 1, 2005). (Filed as an exhibit to Form 8-K on October 12, 2004 and incorporated herein by reference.)

Exhibit No.	Description
10.11+	First Amendment to the Amgen Supplemental Retirement Plan (As Amended and Restated January 1, 2005). (Filed as an exhibit to Form 8-K on October 20, 2005 and incorporated herein by reference.)

10.12+	Second Amendment to the Amgen Supplemental Retirement Plan (As Amended and Restated July 1, 2006). (Filed as an exhibit to Form 8-K on May 16, 2006 and incorporated herein by reference.)

10.13+	Third Amendment to the Amgen Supplemental Retirement Plan (As Amended and Restated January 1, 2005). (Filed as an exhibit to Form 10-K for the year ended December 31, 2006 on February 28, 2007 and incorporated herein by reference.)

10.14+	Fourth Amendment to the Amgen Supplemental Retirement Plan (As Amended and Restated January 1, 2005). (Filed as an exhibit to Form 10-Q for the quarter ended September 30, 2007 on November 9, 2007 and incorporated herein by reference.)

10.15+	Amgen Inc. Change of Control Severance Plan. (Filed as an exhibit to Form 10-K for the year ended December 31, 1998 on March 16, 1999 and incorporated herein by reference.)

10.16+	First Amendment to Amgen Inc. Change of Control Severance Plan (As Amended May 10, 2000). (Filed as an exhibit to Form 10-Q for the quarter ended June 30, 2000 on August 1, 2000 and incorporated herein by reference.)

10.17+	Second Amendment to the Amgen Inc. Change in Control Severance Plan (As Amended October 16, 2001). (Filed as an exhibit to Form 10-Q for the quarter ended September 30, 2001 on October 26, 2001 and incorporated herein by reference.)

10.18+	Third Amendment to the Amgen Inc. Change of Control Severance Plan (As Amended January 1, 2004). (Filed as an exhibit to Form 10-K for the year ended December 31, 2004 on March 9, 2005 and incorporated herein by reference.)

10.19+	Fourth Amendment to the Amgen Inc. Change of Control Severance Plan (As Amended June 1, 2004). (Filed as an exhibit to Form 10-K for the year ended December 31, 2004 on March 9, 2005 and incorporated herein by reference.)

10.20+	Fifth Amendment to the Amgen Inc. Change of Control Severance Plan (As Amended December 6, 2004). (Filed as an exhibit to Form 8-K on December 9, 2004 and incorporated herein by reference.)

10.21+	Sixth Amendment to the Amgen Inc. Change of Control Severance Plan (As Amended May 10, 2006). (Filed as an exhibit to Form 8-K on May 16, 2006 and incorporated herein by reference.)

10.22+	Seventh Amendment to the Amgen Inc. Change of Control Severance Plan (As Amended October 4, 2006). (Filed as exhibit to Form 8-K on October 6, 2006 and incorporated herein by reference).

10.23+	Eighth Amendment to the Amgen Inc. Change of Control Severance Plan (As Amended December 15, 2006). (Filed as an exhibit to Form 10-K for the year ended December 31, 2006 on February 28, 2007 and incorporated herein by reference).

10.24+	Amgen Inc. Executive Incentive Plan. (Filed as Annex G to Amendment No. 1 to Form S-4 Registration Statement on March 22, 2002 and incorporated herein by reference.)

10.25+	First Amendment to the Amgen Inc. Executive Incentive Plan (As Amended December 6, 2004). (Filed as an exhibit to Form 8-K on December 9, 2004 and incorporated herein by reference.)

10.26+	Amgen Inc. Executive Nonqualified Retirement Plan. (Filed as an exhibit to Form 10-K for the year ended December 31, 2001 on February 26, 2002 and incorporated herein by reference.)

10.27+	First Amendment to the Amgen Inc. Executive Nonqualified Retirement Plan. (Filed as an exhibit to Form 10-Q for the quarter ended September 30, 2007 on November 9, 2007 and incorporated herein by reference.)

Exhibit No.	Description
10.28+	Amgen Nonqualified Deferred Compensation Plan (As Amended and Restated effective January 1, 2005). (Filed as an exhibit to Form 8-K on October 12, 2004 and incorporated herein by reference.)

10.29+	First Amendment to the Amgen Nonqualified Deferred Compensation Plan (As Amended and Restated January 1, 2005). (Filed as an exhibit to Form 8-K on October 20, 2005 and incorporated herein by reference.)

10.30+	Second Amendment to the Amgen Nonqualified Deferred Compensation Plan (As Amended and Restated January 1, 2005). (Filed as an exhibit to Form 8-K on November 22, 2005 and incorporated herein by reference.)

10.31+	Third Amendment to the Amgen Nonqualified Deferred Compensation Plan (As Amended and Restated January 1, 2005). (Filed as an exhibit to Form 10-K for the year ended December 31, 2006 on February 28, 2007 and incorporated herein by reference.)

10.32+	Fourth Amendment to the Amgen Nonqualified Deferred Compensation Plan (As Amended and Restated January 1, 2005). (Filed as an exhibit to Form 10-Q for the quarter ended September 30, 2007 on November 9, 2007 and incorporated herein by reference.).

10.33+*	Fifth Amendment to the Amgen Nonqualified Deferred Compensation Plan (As Amended and Restated January 1, 2005).

10.34+	Amended and Restated Amgen Inc. Performance Award Program (As Amended and Restated December 10, 2007). (Filed as an exhibit to Form 8-K on December 13, 2007 and incorporated herein by reference.)

10.35+	Form of Performance Unit Agreement to the Amended and Restated Amgen Inc. Performance Award Program (As Amended and Restated December 10, 2007). (Filed as an exhibit to Form 10-Q for the quarter ended June 30, 2007 on August 9, 2007 and incorporated herein by reference.)

10.36+	2002 Special Severance Pay Plan for Amgen Employees. (Filed as an exhibit to Form 10-Q for the quarter ended June 30, 2002 on August 13, 2002 and incorporated herein by reference.)

10.37+	Agreement, dated March 2, 2001, between Amgen Inc. and Mr. George J. Morrow. (Filed as an exhibit to Form 10-Q for the quarter ended March 31, 2001 on May 14, 2001 and incorporated herein by reference.)

10.38+	Agreement, dated March 2, 2001 between Amgen Inc. and Dr. Roger M. Perlmutter, M.D., Ph.D. (Filed as an exhibit to Form 10-Q for the quarter ended March 31, 2001 on May 14, 2001 and incorporated herein by reference.)

10.39+	Agreement, dated May 2, 2001, between Amgen Inc. and Mr. Brian McNamee. (Filed as an exhibit to Form 10-Q for the quarter ended June 30, 2001 on July 27, 2001 and incorporated herein by reference.)

10.40+	Restricted Stock Purchase Agreement, dated March 3, 2003, between Amgen Inc. and Brian M. McNamee. (Filed as an exhibit to Form 10-Q for the quarter ended June 30, 2003 on July 30, 2003 and incorporated herein by reference.)

10.41+	Agreement, dated May 14, 2001, between Amgen Inc. and Mr. Richard Nanula. (Filed as an exhibit to Form 10-Q for the quarter ended June 30, 2001 on July 27, 2001 and incorporated herein by reference.)

10.42+	Promissory Note, dated June 27, 2001, of Mr. Richard Nanula. (Filed as an exhibit to Form 10-Q for the quarter ended June 30, 2001 on July 27, 2001 and incorporated herein by reference.)

Exhibit No.	Description
10.43+	Amendment to Promissory Note, dated August 31, 2007 to Promissory Note, dated June 27, 2001, of Mr. Richard Nanula. (Filed as an exhibit to Form 10-Q for the quarter ended September 30, 2007 on November 9, 2007 and incorporated herein by reference.)

10.44+	Agreement, dated February 11, 2004, between Amgen Inc. and David J. Scott. (Filed as an exhibit to Form 10-K for the year ended December 31, 2003 on March 11, 2004 and incorporated herein by reference.)

10.45	Product License Agreement, dated September 30, 1985, and Technology License Agreement, dated, September 30, 1985 between Amgen and Ortho Pharmaceutical Corporation. (Filed as an exhibit to Form 10-Q for the quarter ended June 30, 2000 on August 1, 2000 and incorporated herein by reference.)

10.46	Shareholders’ Agreement, dated May 11, 1984, among Amgen, Kirin Brewery Company, Limited and Kirin-Amgen, Inc. (Filed as an exhibit to Form 10-K for the year ended December 31, 2000 on March 7, 2001 and incorporated herein by reference.)

10.47	Amendment No. 1 dated March 19, 1985, Amendment No. 2 dated July 29, 1985 (effective July 1, 1985), and Amendment No. 3, dated December 19, 1985, to the Shareholders’ Agreement dated May 11, 1984. (Filed as an exhibit to Form 10-Q for the quarter ended June 30, 2000 on August 1, 2000 and incorporated herein by reference.)

10.48	Amendment No. 4 dated October 16, 1986 (effective July 1, 1986), Amendment No. 5 dated December 6, 1986 (effective July 1, 1986), Amendment No. 6 dated June 1, 1987, Amendment No. 7 dated July 17, 1987 (effective April 1, 1987), Amendment No. 8 dated May 28, 1993 (effective November 13, 1990), Amendment No. 9 dated December 9, 1994 (effective June 14, 1994), Amendment No. 10 effective March 1, 1996, and Amendment No. 11 effective March 20, 2000 to the Shareholders’ Agreement, dated May 11, 1984. (Filed as exhibits to Form 10-K for the year ended December 31, 2000 on March 7, 2001 and incorporated herein by reference.)

10.49	Amendment No. 12 to the Shareholders’ Agreement, dated January 31, 2001. (Filed as an exhibit to Form 10-Q for the quarter ended June 30, 2005 on August 8, 2005 and incorporated herein by reference.)

10.50	Amendment No. 13 to the Shareholders’ Agreement, dated June 28, 2007 (with certain confidential information deleted therefrom). (Filed as an exhibit to Form 10-Q for the quarter ended June 30, 2007 on August 9, 2007 and incorporated herein by reference.)

10.51	Product License Agreement, dated September 30, 1985, and Technology License Agreement, dated September 30, 1985, between Kirin-Amgen, Inc. and Ortho Pharmaceutical Corporation. (Filed as an exhibit to Form 10-Q for the quarter ended June 30, 2000 on August 1, 2000 and incorporated herein by reference.)

10.52	Research, Development Technology Disclosure and License Agreement: PPO, dated January 20, 1986, by and between Kirin Brewery Co., Ltd. and Amgen Inc. (Filed as an exhibit to Amendment No. 1 to Form S-1 Registration Statement on March 11, 1986 and incorporated herein by reference.)

10.53	Amendment Agreement, dated June 30, 1988, to Research, Development, Technology Disclosure and License Agreement: GM-CSF dated March 31, 1987, between Kirin Brewery Company, Limited and Amgen Inc. (Filed as an exhibit to Form 8 amending the Quarterly Report on Form 10-Q for the quarter ended June 30, 1988 on August 25, 1988 and incorporated herein by reference.)

10.54	Assignment and License Agreement, dated October 16, 1986 (effective July 1, 1986, between Amgen and Kirin-Amgen, Inc. (Filed as an exhibit to Form 10-K for the year ended December 31, 2000 on March 7, 2001 and incorporated herein by reference.)

Exhibit No.	Description
10.55	G-CSF United States License Agreement, dated June 1, 1987 (effective July 1, 1986), Amendment No. 1, dated October 20, 1988, and Amendment No. 2, dated October 17, 1991 (effective November 13, 1990), between Kirin-Amgen, Inc. and Amgen Inc. (Filed as exhibits to Form 10-K for the year ended December 31, 2000 on March 7, 2001 and incorporated herein by reference.)

10.56	G-CSF European License Agreement, dated December 30, 1986, between Kirin-Amgen and Amgen, Amendment No. 1 to Kirin-Amgen, Inc. / Amgen G-CSF European License Agreement, dated June 1, 1987, Amendment No. 2 to Kirin-Amgen, Inc. / Amgen G-CSF European License Agreement, dated March 15, 1998, Amendment No. 3 to Kirin-Amgen, Inc. / Amgen G-CSF European License Agreement, dated October 20, 1988, and Amendment No. 4 to Kirin-Amgen, Inc. / Amgen G-CSF European License Agreement, dated December 29, 1989, between Kirin-Amgen, Inc. and Amgen Inc. (Filed as exhibits to Form 10-K for the year ended December 31, 2000 on March 7, 2001 and incorporated herein by reference.)

10.57	Enbrel® Supply Agreement among Immunex Corporation, American Home Products Corporation and Boehringer Ingelheim Pharma KG, dated as of November 5, 1998 (with certain confidential information deleted therefrom). (Filed as an exhibit to the Immunex Corporation Annual Report on Form 10-K for the year ended December 31, 1998 on March 23, 1998 and incorporated herein by reference.)

10.58	Amendment No. 1 to the Enbrel® Supply Agreement, dated June 27, 2000, among Immunex Corporation, American Home Products Corporation and Boehringer Ingelheim Pharma KG, (with certain confidential information deleted therefrom). (Filed as an exhibit to the Immunex Corporation Form 10-Q for the quarter ended June 30, 2000 on August 11, 2000 and incorporated herein by reference.)

10.59	Amendment No. 2 to the Enbrel® Supply Agreement, dated June 3, 2002, among Immunex Corporation, Wyeth (formerly known as American Home Products Corporation) and Boehringer Ingelheim Pharma KG (with certain confidential information deleted therefrom). (Filed as an exhibit to Form 10-Q for the quarter ended June 30, 2002 on August 13, 2002 and incorporated herein by reference.)

10.60	Amendment No. 3 to the Enbrel® Supply Agreement, dated December 18, 2002, among Immunex Corporation, Wyeth (formerly, “American Home Products Corporation”) and Boehringer Ingelheim Pharma KG (with certain confidential information deleted therefrom). (Filed as an exhibit to Form 10-K for the year ended December 31, 2002 on March 10, 2003 and incorporated herein by reference.)

10.61	Amendment No. 4 to the Enbrel® Supply Agreement, dated May 21, 2004, among Immunex Corporation, Wyeth (formerly, “American Home Products Corporation”) and Boehringer Ingelheim Pharma KG. (Filed as an exhibit to Form 10-Q for the quarter ended June 30, 2005 on August 8, 2005 and incorporated herein by reference.)

10.62	Amendment No. 5 to the Enbrel® Supply Agreement, dated August 30, 2005, among Immunex Corporation, Wyeth (formerly, “American Home Products Corporation”) and Boehringer Ingelheim Pharma KG. (Filed as an exhibit to Form 10-Q for the quarter ended September 30, 2005 on November 9, 2005 and incorporated herein by reference.)

10.63*	Amendment No. 6 to the Enbrel® Supply Agreement, dated November 27, 2007, among Immunex Corporation, Wyeth (formerly, “American Home Products Corporation”) and Boehringer Ingelheim Pharma KG (with certain confidential information deleted therefrom).

10.64	Agreement Regarding Governance and Commercial Matters, dated December 16, 2001, by and among American Home Products Corporation, American Cyanamid Company and Amgen Inc. (with certain confidential information deleted therefrom). (Filed as an exhibit to Amendment No. 1 to Form S-4 Registration Statement on March 22, 2002 and incorporated herein by reference.)

Exhibit No.	Description
10.65	Amended and Restated Promotion Agreement, dated as of December 16, 2001, by and among Immunex Corporation, American Home Products Corporation and Amgen Inc. (with certain confidential information deleted therefrom). (Filed as an exhibit to Amendment No. 1 to Form S-4 Registration Statement on March 22, 2002 and incorporated herein by reference.)

10.66	Description of Amendment No. 1 to Amended and Restated Promotion Agreement, effective as of July 8, 2003, among Wyeth, Amgen Inc. and Immunex Corporation, (with certain confidential information deleted therefrom). (Filed as an exhibit to Form 10-K for the year ended December 31, 2003 on March 11, 2004 and incorporated herein by reference.)

10.67	Description of Amendment No. 2 to Amended and Restated Promotion Agreement, effective as of April 20, 2004, by and among Wyeth, Amgen Inc. and Immunex Corporation. (Filed as an exhibit to Form S-4/A on June 29, 2004 and incorporated herein by reference.)

10.68	Amendment No. 3 to Amended and Restated Promotion Agreement, effective as of January 1, 2005, by and among Wyeth, Amgen Inc. and Immunex Corporation (with certain confidential information deleted therefrom). (Filed as an exhibit to Form 10-Q for the quarter ended March 31, 2005 on May 4, 2005 and incorporated herein by reference.)

10.69	Purchase Agreement, dated as of November 15, 2004, among Amgen Inc. and Morgan Stanley & Co. Incorporated and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representatives of the several initial purchasers. (Filed as an exhibit to Form 8-K on November 19, 2004 and incorporated herein by reference.)

10.70	Purchase Agreement, dated as of February 14, 2006, among Amgen Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co. Incorporated, Citigroup Global Markets Inc., JP Morgan Securities, Inc., Lehman Brothers Inc, Bear, Stearns & Co. Inc., Credit Suisse Securities (USA) LLC. (Filed as an exhibit to Form 8-K on February 21, 2006 and incorporated herein by reference.)

10.71	Confirmation of OTC Convertible Note Hedge related to 2011 Notes, dated February 14, 2006, to Amgen Inc. from Merrill Lynch International related to the 0.125% Convertible Senior Notes Due 2011. (Filed as an exhibit to Form 10-K for the year ended December 31, 2005 on March 10, 2006 and incorporated herein by reference.)

10.72	Confirmation of OTC Convertible Note Hedge related to 2013 Notes, dated February 14, 2006, to Amgen Inc. from Merrill Lynch International related to 0.375% Convertible Senior Notes Due 2013. (Filed as an exhibit to Form 10-K for the year ended December 31, 2005 on March 10, 2006 and incorporated herein by reference.)

10.73	Confirmation of OTC Convertible Note Hedge related to 2011 Notes, dated February 14, 2006, to Amgen Inc. from Morgan Stanley & Co. International Limited related to the 0.125% Convertible Senior Notes Due 2011 Notes. (Filed as an exhibit to Form 10-K for the year ended December 31, 2005 on March 10, 2006 and incorporated herein by reference.)

10.74	Confirmation of OTC Warrant Transaction, dated February 14, 2006, to Amgen Inc. from Merrill Lynch International for warrants expiring in 2011. (Filed as an exhibit to Form 10-K for the year ended December 31, 2005 on March 10, 2006 and incorporated herein by reference.)

10.75	Confirmation of OTC Warrant Transaction, dated February 14, 2006, to Amgen Inc. from Merrill Lynch International for warrants expiring in 2013. (Filed as an exhibit to Form 10-K for the year ended December 31, 2005 on March 10, 2006 and incorporated herein by reference.)

10.76	Confirmation of OTC Warrant Transaction, dated February 14, 2006, to Amgen Inc. from Morgan Stanley & Co. International Limited for warrants maturing in 2011. (Filed as an exhibit to Form 10-K for the year ended December 31, 2005 on March 10, 2006 and incorporated herein by reference.)

Exhibit No.	Description
10.77	Purchase Agreement, dated February 16, 2006, between Amgen Inc. and Citigroup Global Markets Inc. (Filed as an exhibit to Form 10-K for the year ended December 31, 2005 on March 10, 2006 and incorporated herein by reference.)

10.78	Purchase Agreement, dated May 24, 2007, among Amgen Inc., Morgan Stanley & Co. Incorporated, Merrill Lynch, Pierce, Fenner & Smith Incorporated and the Initial Purchasers Names in Schedule A thereof. (Filed as an exhibit to Form 10-Q for the quarter ended June 30, 2007 on August 9, 2007 and incorporated herein by reference.)

10.79	Purchase Agreement, dated May 29, 2007, between Amgen Inc. and Merrill Lynch International. (Filed as an exhibit to Form 10-Q for the quarter ended June 30, 2007 on August 9, 2007 and incorporated herein by reference.)

10.80	Collaboration Agreement, dated July 11, 2007, between Amgen Inc. and Daiichi Sankyo Company (with certain confidential information deleted therefrom). (Filed as an exhibit to Form 10-Q for the quarter ended September 30, 2007 on November 9, 2007 and incorporated herein by reference.)

10.81	Credit Agreement, dated November 2, 2007, among Amgen Inc., with Citicorp USA, Inc., as administrative agent, Barclays Bank PLC, as syndication agent, Citigroup Global Markets, Inc. and Barclays Capital, as joint lead arrangers and joint book runners, and the other banks party thereto. (Filed as an exhibit to Form 8-K filed on November 2, 2007 and incorporated herein by reference).

21*	Subsidiaries of the Company.

23	Consent of Independent Registered Public Accounting Firm. The consent is set forth on pages 112 and 113 of this Annual Report on Form 10-K.

24	Power of Attorney. The Power of Attorney is set forth on page 110 of this Annual Report on Form 10-K.

31*	Rule 13a-14(a) Certifications.

32**	Section 1350 Certifications.

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

AMGEN INC.
(Registrant)

Date: 02/28/08	By:	/s/ ROBERT A. BRADWAY
Robert A. Bradway
Executive Vice President
and Chief Financial Officer

EXHIBIT 24

POWER OF ATTORNEY

KNOW ALL MEN AND WOMEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Robert A. Bradway and Michael A. Kelly, or either of them, his or her attorney-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ KEVIN W. SHARER Kevin W. Sharer	Chairman of the Board, Chief Executive Officer and President, and Director (Principal Executive Officer)	02/28/08

/S/ ROBERT A. BRADWAY Robert A. Bradway	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	02/28/08

/S/ MICHAEL A. KELLY Michael A. Kelly	Vice President Finance and Chief Accounting Officer (Principal Accounting Officer)	02/28/08

/S/ DAVID BALTIMORE David Baltimore	Director	02/28/08

/S/ FRANK J. BIONDI, JR. Frank J. Biondi, Jr.	Director	02/28/08

/S/ JERRY D. CHOATE Jerry D. Choate	Director	02/28/08

/S/ VANCE D. COFFMAN Vance D. Coffman	Director	02/28/08

Frederick W. Gluck	Director

/S/ FRANK C. HERRINGER Frank C. Herringer	Director	02/28/08

/S/ GILBERT S. OMENN Gilbert S. Omenn	Director	02/28/08

/S/ JUDITH C. PELHAM Judith C. Pelham	Director	02/28/08

Signature	Title	Date

/S/ J. PAUL REASON J. Paul Reason	Director	02/28/08

/S/ LEONARD D. SCHAEFFER Leonard D. Schaeffer	Director	02/28/08

EXHIBIT 23

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 33-5111) pertaining to the 1984 Stock Option Plan, 1981 Incentive Stock Option Plan and Nonqualified Stock Option Plan of Amgen Inc., in the Registration Statement (Form S-8 No. 33-24013) pertaining to the Amended and Restated 1988 Stock Option Plan of Amgen Inc., in the Registration Statement (Form S-8 No. 33-39183) pertaining to the Amended and Restated Employee Stock Purchase Plan, in the Registration Statement (Form S-8 No. 33-39104) pertaining to the Amended and Restated Amgen Retirement and Savings Plan, in the Registration Statements (Form S-3/S-8 No. 33-29791 and Form S-8 No. 33-42501) pertaining to the Amended and Restated 1987 Directors’ Stock Option Plan, in the Registration Statement (Form S-8 No. 33-42072) pertaining to the Amgen Inc. Amended and Restated 1991 Equity Incentive Plan, in the Registration Statement (Form S-8 No. 33-47605) pertaining to the Retirement and Savings Plan for Amgen Puerto Rico, Inc., in the Registration Statement (Form S-8 No. 333-44727) pertaining to the Amgen Inc. 1997 Special Non-Officer Equity Incentive Plan, in the Registration Statement (Form S-3 No. 333-19931) of Amgen Inc., in the Registration Statement (Form S-3 No. 333-40405) of Amgen Inc., in the Registration Statement (Form S-8 No. 333-62735) pertaining to the Amgen Inc. Amended and Restated 1997 Special Non-Officer Equity Incentive Plan, in the Registration Statement (Form S-3 No. 333-53929) pertaining to the Amgen Inc. 1997 Special Non-Officer Equity Incentive Plan, the Amgen Inc. Amended and Restated 1991 Equity Incentive Plan, the Amended and Restated 1988 Stock Option Plan of Amgen Inc. and the Amended and Restated 1987 Directors’ Stock Option Plan, in the Registration Statement (Form S-8 No. 333-74585) pertaining to the Amgen Limited Sharesave Plan, in the Registration Statement (Form S-8 No. 333-81284) pertaining to the Amgen Nonqualified Deferred Compensation Plan, in the Registration Statement (Form S-8 No. 333-56672) pertaining to the Amended and Restated 1997 Special Non-Officer Equity Incentive Plan, in the Registration Statement (Form S-3 No. 333-56664 and Amendment No. 1 thereto) pertaining to the Amgen Inc. 1997 Special Non-Officer Equity Incentive Plan, the Amgen Inc. Amended and Restated 1991 Equity Incentive Plan, the Amended and Restated 1988 Stock Option Plan of Amgen Inc., and the Amended and Restated 1987 Directors’ Stock Option Plan, in the Registration Statement (Form S-8 No. 333-83824) pertaining to the Amgen Inc. Amended and Restated 1997 Special Non-Officer Equity Incentive Plan, in the Registration Statement (Form S-3 No. 333-88834) pertaining to Amgen Inc.’s Liquid Yield Option™ Notes, in the Registration Statement (Form S-3 No. 333-92450 and Amendment No. 1 thereto) pertaining to Amgen Inc.’s Common Stock, in the Registration Statement (Form S-8 No. 333-92424 and Amendment No. 1 thereto) pertaining to the Amgen Inc. Amended and Restated 1993 Equity Incentive Plan (formerly known as the Immunex Corporation 1993 Stock Option Plan), the Amgen Inc. Amended and Restated 1999 Equity Incentive Plan (formerly known as the Immunex Corporation 1999 Stock Option Plan), the Amgen Inc. Amended and Restated 1999 Employee Stock Purchase Plan (formerly known as the Immunex Corporation 1999 Employee Stock Purchase Plan), the Immunex Corporation Stock Option Plan for Nonemployee Directors, and the Amgen Inc. Profit Sharing 401(k) Plan and Trust (formerly known as the Immunex Corporation Profit Sharing 401(k) Plan and Trust), in the Registration Statement (Form S-3 No. 333-107639 and Amendment 1 thereto) relating to debt securities, common stock and associated preferred share repurchase rights, preferred stock, warrants to purchase debt securities, common stock or preferred stock, securities purchase contracts, securities purchase units and depositary shares of Amgen Inc. and in the related Prospectuses, and in the Registration Statement (Form S-8 No. 333-118254) pertaining to the Amgen Inc. Amended and Restated 1997 Equity Incentive Plan (formerly known as the Tularik Inc. 1997 Equity Incentive Plan, as amended), the Tularik Inc. 1991 Stock Plan, as amended, the Tularik Inc. Amended and Restated 1997 Non-Employee Directors’ Stock Option Plan, as amended, the Amgen Salary Savings Plan (formerly known as Tularik Salary Savings Plan), a Nonstatutory Stock Option Agreement, and in the Registration Statement (Form S-3 No. 333-132286) relating to the potential resale of securities acquired from Amgen Inc. by selling security holders in unregistered private offerings, and in the Registration Statement (Form S-8 No. 333-132932) pertaining to the Amgen Inc. Amended and Restated 1996 Incentive Stock Plan (formerly known as Abgenix, Inc. 1996 Incentive Stock Plan, as amended and restated) Abgenix, Inc. 1998 Director Option Plan, as amended and restated Amgen Inc. Amended and Restated 1999 Incentive Stock Plan (formerly known as Abgenix, Inc. 1999 Nonstatutory Stock Option Plan, as amended and restated), and in the Registration Statement (Form S-8 No. 333-133002) pertaining to the Amgen Inc. Amended and Restated 1996 Incentive Stock Plan (formerly known as Abgenix, Inc. 1996 Incentive Stock Plan, as amended and restated) Abgenix, Inc. 1998 Director Option Plan, as amended and restated Amgen Inc. Amended and Restated 1999 Incentive Stock Plan (formerly known as Abgenix, Inc. 1999 Nonstatutory Stock Option Plan, as amended and restated), and in the Registration Statement (Form S-8 No. 333-138325) pertaining to the Amgen Inc. Amended and Restated Assumed Avidia Equity Incentive Plan (formerly known as the Avidia, Inc. Amended and Restated 2003 Equity Incentive Plan), and the Registration Statement (Form S-8 No. 333-141304) pertaining to the Amgen Technology Ireland Irish Tax Approved Share Plan, in the Registration Statement (Form S-8 No. 333-144579) pertaining to the Amgen Inc. Amended and Restated 1991 Equity Incentive Plan, in the Registration Statement (Form S-8 No. 333-144580) pertaining to the Retirement and Savings Plan for Amgen Manufacturing, Limited, in the Registration Statement (Form S-8 No. 333-144581) pertaining to the Amgen Retirement and Savings Plan, in the Registration Statement (Form S-8 No. 333-144678 ) pertaining to the Amgen Inc. Assumed Ilypsa, Inc. Stock Plan (formerly known as the Ilypsa Inc. 2003 Stock Plan), in the Registration Statement (Form S-8, Registration No. 33-39104) pertaining to the Amgen Retirement and Savings Plan, and in the Registration Statement (Form S-8 No. 033-47605) pertaining to the Retirement and Savings Plan for Amgen Manufacturing, Limited, and in the Registration Statement (Form S-4 No. 333-147482) relating to the possible exchange of unregistered Senior Floating Notes for registered Senior Floating Notes relating to the Prospectus of Amgen Inc. for the registration of Senior Floating Rate Notes due 2008, 5.85% Senior Notes due 2017, 6.375% Senior Notes Due 2037, of our reports dated February 25, 2008, with respect to the consolidated financial statements and schedule of Amgen Inc., and the effectiveness of internal control over financial reporting of Amgen Inc., included in this Annual Report (Form 10-K) for the year ended December 31, 2007.

/s/ Ernst & Young LLP

Los Angeles, California

February 25, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Amgen Inc.

We have audited the accompanying Consolidated Balance Sheets of Amgen Inc. (the “Company”) as of December 31, 2007 and 2006, and the related Consolidated Statements of Income, Stockholders’ Equity, and Cash Flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(a) 2. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Amgen Inc. at December 31, 2007 and 2006, and the consolidated results of operations and cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Amgen Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2008 expressed an unqualified opinion thereon.

As discussed in Note 3 to the Consolidated Financial Statements, the Company changed its method of accounting for stock-based compensation in 2006 upon adoption of Statement of Financial Accounting Standards No. 123 (R), “Share-Based Payments.”

/s/ Ernst & Young LLP

Los Angeles, California

February 25, 2008

AMGEN INC.

CONSOLIDATED STATEMENTS OF INCOME

Years ended December 31, 2007, 2006 and 2005

(In millions, except per share data)

	2007	2006	2005
Revenues:
Product sales	$14,311	$13,858	$12,022
Other revenues	460	410	408

Total revenues	14,771	14,268	12,430

Operating expenses:
Cost of sales (excludes amortization of acquired intangible assets presented below)	2,548	2,095	2,082
Research and development	3,266	3,366	2,314
Selling, general and administrative	3,361	3,366	2,790
Amortization of acquired intangible assets	298	370	347
Write-off of acquired in-process research and development	590	1,231	—
Other items (primarily certain restructuring costs in 2007)	728	—	49

Total operating expenses	10,791	10,428	7,582

Operating income	3,980	3,840	4,848

Other income (expense):
Interest and other income, net	309	309	119
Interest expense, net	(328)	(129)	(99)

Total other income (expense)	(19)	180	20

Income before income taxes	3,961	4,020	4,868

Provision for income taxes	795	1,070	1,194

Net income	$3,166	$2,950	$3,674

Earnings per share:
Basic	$2.83	$2.51	$2.97
Diluted	$2.82	$2.48	$2.93
Shares used in calculation of earnings per share:
Basic	1,117	1,176	1,236
Diluted	1,123	1,190	1,258

See accompanying notes.

AMGEN INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2007 and 2006

(In millions, except per share data)

	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$2,024	$1,283
Marketable securities	5,127	4,994
Trade receivables, net	2,101	2,124
Inventories	2,091	1,903
Other current assets	1,698	1,408

Total current assets	13,041	11,712
Property, plant and equipment, net	5,941	5,921
Intangible assets, net	3,332	3,747
Goodwill	11,240	11,302
Other assets	1,085	1,106

	$34,639	$33,788

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$378	$555
Accrued liabilities	3,801	4,589
Convertible notes	—	1,698
Current portion of other long-term debt	2,000	100

Total current liabilities	6,179	6,942
Deferred tax liabilities	480	367
Convertible notes	5,080	5,080
Other long-term debt	4,097	2,134
Other non-current liabilities	934	301

Commitments and contingencies
Stockholders’ equity: Common stock and additional paid-in capital; $0.0001 par value; 2,750 shares authorized; outstanding — 1,087 shares in 2007 and 1,166 shares in 2006	24,976	24,155
Accumulated deficit	(7,160)	(5,203)
Accumulated other comprehensive income	53	12

Total stockholders’ equity	17,869	18,964

	$34,639	$33,788

See accompanying notes.

AMGEN INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended December 31, 2007, 2006 and 2005

(In millions)

	Number of shares	Common stock and additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Total
Balance at December 31, 2004	1,260	$22,078	$(2,376)	$3	$19,705
Comprehensive income:
Net income	—	—	3,674	—	3,674
Other comprehensive income, net of tax:
Unrealized gains on securities and hedges, net of reclassification adjustments	—	—	—	65	65
Foreign currency translation adjustments	—	—	—	(46)	(46)

Total other comprehensive income	—	—	—	—	19

Comprehensive income	—	—	—	—	3,693
Issuance of common stock in connection with the Company’s equity award programs	27	1,087	—	—	1,087
Stock-based awards	—	120	—	—	120
Tax benefits related to employee stock options	—	276	—	—	276
Repurchases of common stock	(63)	—	(4,430)	—	(4,430)

Balance at December 31, 2005	1,224	23,561	(3,132)	22	20,451
Comprehensive income:
Net income	—	—	2,950	—	2,950
Other comprehensive loss, net of tax:
Unrealized losses on securities and hedges, net of reclassification adjustments	—	—	—	(49)	(49)
Foreign currency translation adjustments	—	—	—	39	39

Total other comprehensive loss	—	—	—	—	(10)

Comprehensive income	—	—	—	—	2,940
Issuance of common stock in connection with the Company’s equity award programs	12	528	—	—	528
Fair value of options assumed from acquisitions	—	61	—	—	61
Stock-based awards	—	335	—	—	335
Tax benefits related to employee stock options	—	58	—	—	58
Convertible note hedge and warrants	—	(284)	—	—	(284)
Reclassification of performance award program to liabilities	—	(104)	—	—	(104)
Repurchases of common stock	(70)	—	(5,021)	—	(5,021)

Balance at December 31, 2006	1,166	24,155	(5,203)	12	18,964
Comprehensive income:
Net income	—	—	3,166	—	3,166
Other comprehensive income, net of tax:
Unrealized gains on securities and hedges, net of reclassification adjustments	—	—	—	27	27
Foreign currency translation adjustments	—	—	—	14	14

Total other comprehensive income	—	—	—	—	41

Comprehensive income	—	—	—	—	3,207
Issuance of common stock in connection with the Company’s equity award programs	8	333	—	—	333
Stock-based awards	—	462	—	—	462
Tax benefits related to employee stock options	—	26	—	—	26
Repurchases of common stock	(87)	—	(5,123)	—	(5,123)

Balance at December 31, 2007	1,087	$24,976	$(7,160)	$53	$17,869

See accompanying notes.

AMGEN INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2007, 2006 and 2005

(In millions)

	2007	2006	2005
Cash flows from operating activities:
Net income	$3,166	$2,950	$3,674
Depreciation and amortization	1,202	963	841
Write-off of acquired in-process research and development	590	1,231	—
Stock-based compensation expense	263	403	106
Tax benefits related to employee stock-based compensation	—	—	315
Deferred income taxes	136	(540)	(95)
Property, plant and equipment impairments	404	—	—
Other items, net	81	(81)	60
Cash provided by (used in) changes in operating assets and liabilities, net of acquisitions:
Trade receivables, net	38	(355)	(308)
Inventories	(109)	(561)	(370)
Other current assets	(119)	(6)	(47)
Accounts payable	(181)	(24)	72
Accrued income taxes	(810)	581	81
Other accrued liabilities	740	828	582

Net cash provided by operating activities	5,401	5,389	4,911

Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(697)	(2,167)	—
Purchases of property, plant and equipment	(1,267)	(1,218)	(867)
Purchases of marketable securities	(5,579)	(5,386)	(9,597)
Proceeds from sales of marketable securities	5,073	3,065	9,835
Proceeds from maturities of marketable securities	454	785	603
Other	24	(210)	(33)

Net cash used in investing activities	(1,992)	(5,131)	(59)

Cash flows from financing activities:
Repurchases of common stock	(5,100)	(2,000)	(4,430)
Repayment of debt	(1,840)	(653)	(1,175)
Proceeds from issuance of debt	3,982	—	—
Proceeds from issuance of convertible notes and related transactions, net	—	439	—
Proceeds from issuance of warrants	—	774	—
Net proceeds from issuance of common stock in connection with the Company’s equity award programs	277	528	1,087
Other	13	97	(20)

Net cash used in financing activities	(2,668)	(815)	(4,538)

Increase (decrease) in cash and cash equivalents	741	(557)	314
Cash and cash equivalents at beginning of year	1,283	1,840	1,526

Cash and cash equivalents at end of year	$2,024	$1,283	$1,840

See accompanying notes.

AMGEN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

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

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results may differ from those estimates.

Cash equivalents

We consider cash equivalents to be only those investments which are highly liquid, readily convertible to cash and which mature within three months from date of purchase.

Available-for-sale securities

We consider our investment portfolio and marketable equity investments available-for-sale as defined in Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Accordingly, these investments are recorded at fair value, which is based on quoted market prices. For the years ended December 31, 2007, 2006 and 2005, realized gains totaled $17 million, $23 million and $25 million, respectively, and realized losses totaled $20 million, $25 million and $20 million, respectively. The cost of securities sold is based on the specific identification method. The fair values of available-for-sale investments by type of security, contractual maturity and classification in the Consolidated Balance Sheets are as follows (in millions):

December 31, 2007	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Type of security:
U.S. Treasury securities and obligations of U.S. government agencies	$2,777	$64	$—	$2,841
Corporate debt securities	2,146	16	(16)	2,146
Other short-term interest bearing securities	1,727	—	(1)	1,726

Total debt securities	6,650	80	(17)	6,713
Equity securities	80	—	(1)	79

	$6,730	$80	$(18)	$6,792

AMGEN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2006	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Type of security:
U.S. Treasury securities and obligations of U.S. government agencies	$2,451	$3	$(11)	$2,443
Corporate debt securities	2,547	5	(10)	2,542
Other short-term interest bearing securities	1,075	—	—	1,075

Total debt securities	6,073	8	(21)	6,060
Equity securities	99	2	(2)	99

	$6,172	$10	$(23)	$6,159

	December 31,
Contractual maturity:	2007	2006
Maturing in one year or less	$2,269	$1,962
Maturing after one year through three years	2,611	2,376
Maturing after three years	1,833	1,722

Total debt securities	6,713	6,060
Equity securities	79	99

	$6,792	$6,159

	December 31,
Classification in Consolidated Balance Sheets:	2007	2006
Cash and cash equivalents	$2,024	$1,283
Marketable securities	5,127	4,994
Other assets — noncurrent	30	56

	7,181	6,333
Less cash	(389)	(174)

	$6,792	$6,159

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

We review periodically our available-for-sale securities for other than temporary declines in fair value below the cost basis and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. As of December 31, 2007 and 2006, the Company believes that the cost basis for our available-for-sale securities was recoverable in all material respects.

AMGEN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Inventories

Inventories are stated at the lower of cost or market. Cost, which includes amounts related to materials, labor and overhead, is determined in a manner which approximates the first-in, first-out (FIFO) method. During 2007, we wrote-off $90 million of excess inventory principally due to changing regulatory and reimbursement environments. Inventories consisted of the following (in millions):

	December 31,
	2007	2006
Raw materials	$173	$205
Work in process	1,246	1,090
Finished goods	672	608

	$2,091	$1,903

Depreciation

Depreciation of buildings, equipment, furniture and fixtures is provided over their estimated useful lives on a straight-line basis. Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or lease terms. Useful lives by asset category are as follows:

Asset Category	Years
Buildings and improvements	10-40
Manufacturing equipment	5-12
Laboratory equipment	5-12
Furniture, fixtures and other assets	3-15

Property, plant and equipment

As of December 31, 2007 and 2006, property, plant and equipment are recorded at historical cost and consisted of the following (in millions):

	December 31,
	2007	2006
Land	$451	$398
Buildings and improvements	3,102	2,776
Manufacturing equipment	1,221	1,081
Laboratory equipment	831	761
Furniture, fixtures and other assets	3,003	2,401
Construction in progress	893	1,271

	9,501	8,688
Less accumulated depreciation and amortization	(3,560)	(2,767)

	$5,941	$5,921

We review our property, plant and equipment assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

AMGEN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Intangible assets and goodwill

Intangible assets are recorded at cost, less accumulated amortization. Amortization of intangible assets is provided over their estimated useful lives ranging from 5 to 15 years on a straight-line basis (weighted average remaining amortization period of 9 years at December 31, 2007). As of December 31, 2007 and 2006, intangible assets consisted of the following (in millions):

Intangible assets subject to amortization	Weighted average amortization period	December 31,
		2007	2006
Acquired product technology rights:
Developed product technology(1)	15 years	$2,872	$2,877
Core technology(1)	15 years	1,348	1,348
Trade name(1)	15 years	190	190
Acquired R&D technology rights(2)	5 years	350	350
Other intangible assets(3)	11 years	456	454

		5,216	5,219
Less accumulated amortization		(1,884)	(1,472)

		$3,332	$3,747

(1)	Amortization is included in “Amortization of acquired intangible assets” in the Consolidated Statements of Income.
(2)	Amortization is included in “Research and development” expense in the Consolidated Statements of Income.
(3)	Amortization is principally included in “Cost of sales” and “Selling, general and administrative” expense in the Consolidated Statements of Income.

Acquired product technology rights relate to the identifiable intangible assets acquired in connection with the Immunex Corporation (“Immunex”) acquisition in July 2002. Intangible assets also include acquired research and development (“R&D”) technology rights consisting of technology used in R&D with alternative future uses. Acquired R&D technology rights principally includes the XenoMouse® technology acquired in the Abgenix, Inc. (“Abgenix”) acquisition (see Note 8, “Acquisitions”). The total estimated amortization for each of the next five years for our intangible assets subject to amortization is $411 million, $411 million, $404 million and $352 million and $316 million in 2008, 2009, 2010, 2011 and 2012, respectively.

We review our intangible assets for impairment periodically and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. During the years ended December 31, 2007 and 2006, we recognized $3 million and $49 million, respectively, of impairment charges related to a non-ENBREL related intangible asset previously acquired in the Immunex acquisition, which is included in “Amortization of acquired intangible assets” in the Consolidated Statements of Income.

We had $11.2 billion and $11.3 billion of goodwill at December 31, 2007 and 2006, respectively, which primarily relates to the acquisition of Immunex. The decrease in goodwill in 2007 is primarily due to the reversal of certain income tax reserves established in connection with various prior acquisitions partially offset by the goodwill associated with the Alantos Pharmaceuticals Holding, Inc. (“Alantos”) and Ilypsa, Inc. (“Ilypsa”) acquisitions (see Note 8, “Acquisitions”) during the year ended December 31, 2007. We perform an impairment test annually and whenever events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable.

AMGEN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Product sales

Product sales primarily consist of sales of Aranesp® (darbepoetin alfa), EPOGEN® (Epoetin alfa), Neulasta® (pegfilgrastim), NEUPOGEN® (Filgrastim) and ENBREL (etanercept).

Sales of our products are recognized when shipped and title and risk of loss have passed. Product sales are recorded net of provisions for estimated rebates, wholesaler chargebacks, discounts and other incentives (collectively “sales incentives”) and returns. Taxes assessed by government authorities on the sales of the Company’s products, primarily in Europe, are excluded from revenues.

We have the exclusive right to sell Epoetin alfa for dialysis, certain diagnostics and all non-human, non-research uses in the United States. We sell Epoetin alfa under the brand name EPOGEN®. We granted to Ortho Pharmaceutical Corporation (which has assigned its rights under the product license agreement to Ortho Biotech Products, L.P.), a subsidiary of Johnson & Johnson (“J&J”), a license relating to Epoetin alfa for sales in the United States for all human uses except dialysis and diagnostics. This license agreement, which is perpetual, may be terminated for various reasons, including upon mutual agreement of the parties, or default. The parties are required to compensate each other for Epoetin alfa sales that either party makes into the other party’s exclusive market, sometimes referred to as “spillover.” Accordingly, we do not recognize product sales we make into the exclusive market of J&J and do recognize the product sales made by J&J into our exclusive market. Sales in our exclusive market are derived from our sales to our customers, as adjusted for spillover. We are employing an arbitrated audit methodology to measure each party’s spillover based on estimates of and subsequent adjustments thereto of third-party data on shipments to end users and their usage.

Other revenues

Other revenues consist of royalty income and corporate partner revenues. Royalties from licensees are based on third-party sales of licensed products and are recorded in accordance with contract terms when third-party results are reliably measurable and collectibility is reasonably assured. Royalty estimates are made in advance of amounts collected using historical and forecasted trends. Pursuant to the license agreement with J&J, noted above, we earn a 10% royalty on net sales, as defined, of Epoetin alfa by J&J in the United States. Corporate partner revenues are primarily comprised of amounts earned from Kirin-Amgen, Inc. (“KA”) for certain R&D activities and are generally earned as the R&D activities are performed and the amounts become due (see Note 4, “Related party transactions”). In addition, corporate partner revenues include license fees and milestone payments associated with collaborations with third parties. Revenue from non-refundable, upfront license fees where we have continuing involvement is recognized ratably over the estimated period of ongoing involvement. Revenue associated with performance milestones is recognized based upon the achievement of the milestones, as defined in the respective agreements. Our collaboration agreements with third parties are performed on a “best efforts” basis with no guarantee of either technological or commercial success.

Research and development costs

R&D costs, which are expensed as incurred, are primarily comprised of costs for salaries and benefits associated with R&D personnel, overhead and occupancy, clinical trials and related clinical manufacturing, including contract services and other outside costs, process development, quality assurance, information systems and amortization of acquired technology used in R&D with alternative future uses. R&D expenses also include such costs related to activities performed on behalf of corporate partners.

Selling, general and administrative costs

Selling, general and administrative expenses are primarily comprised of salaries and benefits associated with sales and marketing, finance, legal and other administrative personnel; outside marketing expenses, including advertising and the Wyeth profit share, discussed below; overhead and occupancy costs; outside legal costs and other general and administrative costs.

AMGEN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We have a co-promotion agreement with Wyeth. Under the terms of this agreement, Amgen and Wyeth market and sell ENBREL in the United States and Canada and develop certain future indications of ENBREL for use in these geographic territories. Wyeth is paid a share of the resulting profits on our sales of ENBREL, after deducting the applicable costs of sales, including manufacturing costs and royalties paid to third parties, and expenses associated with R&D and sales and marketing. Such amounts paid to Wyeth are included in “Selling, general and administrative” expense in the Consolidated Statements of Income. The rights to market ENBREL outside of the United States and Canada are reserved to Wyeth. We also have a global supply agreement with Wyeth related to the manufacture, supply, inventory and allocation of bulk supplies of ENBREL.

Advertising costs are expensed as incurred. For the years ended December 31, 2007, 2006 and 2005, advertising costs were $93 million, $134 million and $109 million, respectively.

Acquired in-process research and development

The estimated fair value of acquired in-process R&D (“IPR&D”) projects, which have not reached technological feasibility at the date of acquisition and which do not have an alternative future use, are immediately expensed. In 2007, we wrote-off $270 million and $320 million of acquired IPR&D related to the Alantos and Ilypsa acquisitions, respectively. In 2006, we wrote-off $1.1 billion and $130 million of acquired IPR&D related to the Abgenix and Avidia, Inc. (“Avidia”) acquisitions, respectively. Acquired IPR&D is considered part of total R&D expense (see Note 8, “Acquisitions”).

Interest costs

Interest costs are expensed as incurred, except to the extent such interest is related to construction in progress, in which case interest is capitalized. Interest expense, net for the years ended December 31, 2007, 2006 and 2005 was $328 million, $129 million and $99 million, respectively. Interest costs capitalized for the years ended December 31, 2007, 2006 and 2005, were $28 million, $43 million and $30 million, respectively. Interest paid, net of interest rate swap settlement activity, during the years ended December 31, 2007, 2006 and 2005, totaled $258 million, $122 million and $84 million, respectively. Included in interest expense, net, for the year ended December 31, 2007, is a pro rata portion, $51 million, of deferred financing and related costs, which were immediately charged to interest expense upon the repurchase of the 2032 Modified Convertible Notes (See Note 6, “Financing arrangements”).

Earnings per share

Basic earnings per share (“EPS”) is based upon the weighted-average number of common shares outstanding. Diluted EPS is based upon the weighted-average number of common shares and dilutive potential common shares outstanding. Potential common shares outstanding principally include stock options, restricted stock (including restricted stock units) and other equity awards under our employee compensation plans and potential issuance of stock upon the assumed conversion of our 2011 Convertible Notes, 2013 Convertible Notes, 2032 Modified Convertible Notes, as discussed below, and upon the assumed exercise of our warrants using the treasury stock method (collectively “Dilutive Securities”). Potential common shares also include common stock to be issued upon the assumed conversion of our 2032 Convertible Notes under the if-converted method. The convertible note hedges purchased in connection with the issuance of our 2011 Convertible Notes and 2013 Convertible Notes are excluded from the calculation of diluted EPS as their impact is always anti-dilutive. For further information regarding our convertible notes and warrants, see Note 6, “Financing arrangements”.

Our 2011 Convertible Notes, 2013 Convertible Notes and 2032 Modified Convertible notes are considered Instrument C securities as defined by Emerging Issues Task Force Issue (“EITF”) No. 90-19 “Convertible Bonds with Issuer Option to Settle for Cash upon Conversion.” Therefore, only the shares of common stock potentially issueable with respect to the excess of the notes’ conversion value over their principal amount (or accreted value

AMGEN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

with respect to the 2032 Modified Convertible Notes), if any, are considered as dilutive potential common shares for purposes of calculating diluted EPS. For the years ended December 31, 2007, 2006 and 2005, the conversion values for our convertible notes were less than the related principal amounts (or accreted value) and, accordingly, no shares were assumed to be issued for purposes of computing diluted EPS. For further information regarding our convertible notes, see Note 6, “Financing arrangements.”

The following table sets forth the computation for basic and diluted EPS (in millions, except per share information):

	Years ended December 31,
	2007	2006	2005
Income (Numerator):
Net income for basic EPS	$3,166	$2,950	$3,674
Adjustment for interest expense on 2032 Convertible Notes, net of tax	—	—	6

Income for diluted EPS, after assumed conversion	$3,166	$2,950	$3,680

Shares (Denominator):
Weighted-average shares for basic EPS	1,117	1,176	1,236
Effect of Dilutive Securities, primarily stock options	6	14	12
Effect of 2032 Convertible Notes, after assumed conversion	—	—	10

Weighted-average shares for diluted EPS	1,123	1,190	1,258

Basic EPS	$2.83	$2.51	$2.97

Diluted EPS	$2.82	$2.48	$2.93

For the years ended December 31, 2007, 2006 and 2005, there were employee stock options, calculated on a weighted average basis, to purchase 48 million, 13 million and 16 million shares, respectively, with exercise prices greater than the average market prices of common stock that are not included in the computation of diluted EPS as their impact would have been anti-dilutive. In addition, shares which may be issued upon conversion of our convertible debt or upon exercise of our warrants are not included above as their impact on diluted EPS would have been anti-dilutive. Shares which may be issued under our 2007 and 2006 performance award programs were also excluded because conditions under the programs were not met as of December 31, 2007.

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

We recognize all of our derivative instruments as either assets or liabilities at fair value in our Consolidated Balance Sheets. Fair value is determined based on quoted market prices. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For derivatives designated as hedges, we formally assess, both at inception and periodically thereafter, whether the hedging derivatives are highly effective in offsetting changes in either the fair value or cash flows of the hedged item. Our derivatives that are not designated and do not qualify as hedges are adjusted to fair value through current earnings.

We enter into foreign currency forward and option contracts to protect against possible changes in values of certain anticipated foreign currency cash flows resulting from changes in foreign currency exchange rates, primarily associated with sales in Europe. These contracts are designated as cash flow hedges and accordingly,

AMGEN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the gains and losses on these forward and option contracts are reported in accumulated other comprehensive income and reclassified to earnings in the same periods during which the hedged transactions affect earnings. During the years ended December 31, 2007, 2006 and 2005, unrealized and realized gains and losses on these foreign currency forward and option contracts were not material. No portions of these contracts are excluded from the assessment of hedge effectiveness, and there are no material ineffective portions of these hedging instruments. At December 31, 2007 and 2006, amounts in accumulated other comprehensive income related to cash flow hedges were not material.

We also enter into foreign currency forward contracts to reduce exposures to foreign currency fluctuations of certain assets and liabilities denominated in foreign currencies. These forward contracts have not been designated as hedges and accordingly, changes in the fair value of these foreign currency forward contracts are recognized in interest and other income, net in the current period. During the years ended December 31, 2007, 2006 and 2005, gains and losses on these foreign currency forward contracts were not material.

We also have interest rate swap agreements, which qualify and are designated as fair value hedges, to achieve a desired mix of fixed and floating interest rate debt. The terms of the interest rate swap agreements correspond to the related hedged debt instruments. As a result, there is no material hedge ineffectiveness. During the years ended December 31, 2007, 2006 and 2005, gains and losses on these interest rate swap agreements were not material and were fully offset by the losses and gains on the hedged debt instruments through current earnings.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”) and SFAS No. 160, “Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”). These standards will significantly change the accounting and reporting for business combination transactions and noncontrolling (minority) interests in consolidated financial statements, including capitalizing at the acquisition date the fair value of acquired IPR&D, and remeasuring and writing down these assets, if necessary, in subsequent periods during their development. These new standards will be applied prospectively for business combinations that occur on or after January 1, 2009, except that presentation and disclosure requirements of SFAS 160 regarding noncontrolling interests shall be applied retrospectively.

In December 2007, the FASB ratified EITF No. 07-1, “Accounting for Collaborative Agreements” (“EITF 07-1”). EITF 07-1 provides guidance regarding financial statement presentation and disclosure of collaborative arrangements, as defined, which includes arrangements the Company has entered into regarding development and commercialization of products and product candidates. EITF 07-1 is effective for the Company as of January 1, 2009, and its adoption is not expected to have a material impact on our consolidated results of operations or financial position.

In June 2007, the FASB ratified EITF No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (“EITF 07-3”), which requires that nonrefundable advance payments for goods and services that will be used or rendered in future R&D activities pursuant to executory contractual arrangements be deferred and recognized as an expense in the period that the related goods are delivered or services are performed. EITF No. 07-3 became effective as of January 1, 2008 and it did not have a material impact on our consolidated results of operations or financial position upon adoption.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement” (“SFAS 157”). SFAS 157 defines fair value, provides guidance for measuring fair value in U.S. generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 became effective as of January 1, 2008 and it did not have a material impact on our consolidated results of operations or financial position.

AMGEN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Restructuring

On August 15, 2007, we announced a plan to restructure our worldwide operations in order to improve our cost structure while continuing to make significant R&D investments and build the framework for our future growth. This restructuring plan was primarily the result of regulatory and reimbursement developments that began in 2007 involving erythropoietic stimulating agent (“ESA”) products, including our marketed ESA products Aranesp® and EPOGEN®, and the resulting impact on our operations. Our ESA products have and will continue to face current and future regulatory and reimbursement challenges, including the potential for further revisions to product labels and loss of or restrictions on reimbursement coverage. In addition, the restructuring plan is also, to a lesser degree, the result of various challenges facing certain of our other products.

We currently estimate that $775 million to $825 million of restructuring charges will be incurred in connection with the implementation of our restructuring plan. Included in such amounts are (i) severance related costs of $185 million to $200 million with respect to staff reductions, aggregating approximately 2,200 to 2,600 positions or approximately 12% to 14% of our worldwide staff; (ii) asset related charges of $450 million to $470 million primarily consisting of asset impairments and accelerated depreciation resulting from rationalizing our worldwide network of manufacturing facilities in order to gain cost efficiencies while continuing to meet future commercial and clinical demand for our products and product candidates and, to a lesser degree, changes to certain R&D capital projects and (iii) other costs of $140 million to $155 million, principally related to the accrual of losses for leases for certain R&D facilities that will not be used in our operations. During the year ended December 31, 2007, we completed the majority of the above-noted actions and incurred $739 million of restructuring costs. We expect that substantially all remaining restructuring actions, discussed above, will be completed and the related estimated costs incurred in 2008. Such cost estimates and amounts incurred to date, noted above, are net of amounts recoverable from our co-promotion partner, Wyeth, as discussed further below.

The following table summarizes the charges (credits) recorded through December 31, 2007 related to the restructuring plan by type of activity (in millions):

Year Ended December 31, 2007	Separation Costs	Asset Impairments	Accelerated Depreciation	Other	Total
Cost of sales (excluding amortization of intangible assets)	$(1)	$4	$147	$—	$150
Research and development	(19)	38	—	—	19
Selling, general and administrative	(11)	—	1	(114)	(124)
Other items (primarily certain restructuring costs in 2007)	209	366	—	119	694

	$178	$408	$148	$5	$739

During the year ended December 31, 2007, we recorded staff separation costs of $209 million, principally consisting of severance. Partially offsetting these amounts in “Cost of sales (excluding amortization of intangible assets)” (“COS”), “Research and development” and “Selling, general and administrative” (“SG&A”) expenses for the year ended December 31, 2007 are the reversal of previously accrued expenses for bonuses and stock-based compensation awards totaling $31 million, which were forfeited as a result of the employees’ termination.

We also recorded asset impairment charges of $408 million during the year ended December 31, 2007. These charges were primarily recorded in connection with our decisions to make changes to certain manufacturing and, to a lesser degree, certain R&D capital projects and to close certain production operations. In particular, these decisions included certain revisions to and the subsequent indefinite postponement of our planned Ireland manufacturing operations, certain revisions to our planned manufacturing expansion in Puerto Rico and the closure of a clinical manufacturing facility in Thousand Oaks, California.

AMGEN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In addition, in connection with the rationalization of our worldwide network of manufacturing facilities, we decided to accelerate the closure of one of our ENBREL commercial bulk manufacturing operations. The decision to accelerate the closure of this manufacturing operation was principally based on a thorough review of the supply plans for bulk ENBREL inventory across its worldwide manufacturing network, including consideration of expected increases in manufacturing yields, and the determination that the related assets no longer had any alternative future uses in our operations. Because the related estimated future cash flows for this manufacturing operation were sufficient to recover the respective book values, we were required to accelerate depreciation of the related assets rather than immediately impairing their carrying values. The amount included in COS in the table above, $147 million, represents the excess of the accelerated depreciation expense recognized during the year ended December 31, 2007 over the depreciation that would otherwise have been recorded, $6 million, if there were no plans to accelerate the closure of this manufacturing operation.

During the year ended December 31, 2007, we also recorded cost recoveries of $114 million for certain restructuring charges, principally with respect to accelerated depreciation, in connection with our co-promotion agreement with Wyeth. Such amounts are recorded as a reduction of SG&A expenses. In addition during the year ended December 31, 2007, we accrued $119 million, primarily related to loss accruals for leases for certain R&D facilities that will not be used in our operations. Such amounts are included in “Other items (primarily certain restructuring costs in 2007)” in the Consolidated Statement of Income.

The following table summarizes the charges and spending relating to the restructuring plan (in millions):

	Separation Costs	Other	Total
Restructuring reserves as of January 1, 2007	$—	$—	$—
Expense	209	119	328
Payments	(112)	(17)	(129)

Restructuring reserves as of December 31, 2007	$97	$102	$199

The Company records restructuring activities in accordance with SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, SFAS No. 144, Accounting for the Impairment and Disposal of Long-Lived Assets and SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.

3. Employee stock-based payments

We have employee compensation plans under which various types of stock-based instruments are granted. These instruments, as more fully described below, principally include stock options, restricted stock (including restricted stock units) and performance units. As of December 31, 2007, these plans provide for future grants and/or issuances of up to approximately 35 million shares of common stock to our employees. Stock-based awards under our employee compensation plans are made with newly issued shares reserved for this purpose.

Prior to January 1, 2006, we accounted for our employee stock-based compensation under the recognition and measurement principles of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under the recognition principles of APB 25, compensation expense related to restricted stock and performance units was recognized in our financial statements. However, APB 25 generally did not require the recognition of compensation expense for our stock options because the exercise price of these instruments was generally equal to the market value of the underlying common stock on the date of grant, and the related number of shares granted were fixed at that point in time.

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment” (“SFAS 123(R)”). In addition to recognizing compensation expense related to restricted stock

AMGEN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

and performance units, SFAS 123(R) also requires us to recognize compensation expense related to the estimated fair value of stock options. We adopted SFAS 123(R) using the modified-prospective-transition method. Under that transition method, compensation expense recognized subsequent to adoption includes: (i) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the values estimated in accordance with the original provisions of SFAS 123 and (ii) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair values estimated in accordance with the provisions of SFAS 123(R). Consistent with the modified-prospective-transition method, our results of operations for prior periods have not been adjusted to reflect the adoption of SFAS 123(R).

As a result of recognizing compensation expense for stock options pursuant to the provisions of SFAS 123(R), our income before income taxes for the year ended December 31, 2007 and 2006, was lower by $181 million and $233 million, respectively, and our net income was lower by $125 million and $152 million, respectively, than if we had continued to account for stock options under APB 25. In addition, diluted earnings per share for the year ended December 31, 2007 and 2006 were lower by $0.12 and $0.14, respectively, than if we had continued to account for stock options under APB 25.

The following table reflects the components of stock-based compensation expense recognized in our Consolidated Statements of Income for the years ended December 31, 2007, 2006 and 2005 (in millions):

	2007	2006	2005
Stock options	$181	$233	$—
Restricted stock	76	58	36
Performance units	6	112	70

Total stock-based compensation expense, pre-tax	263	403	106
Tax benefit from stock-based compensation expense	(81)	(117)	(32)

Total stock-based compensation expense, net of tax	$182	$286	$74

During the year ended December 31, 2007, based on revised estimates of our operating performance, we reduced the expense associated with our performance units recorded in prior years by approximately $60 million.

The above table does not reflect any stock option compensation for the year ended December 31, 2005 as we generally did not record stock option expense under APB 25, as previously discussed. The following table illustrates the effect on net income and earnings per share for the year ended December 31, 2005 if we had applied the fair value recognition provisions to our stock options as provided under SFAS 123 (in millions, except per share information):

2005
Net income	$3,674
Stock-based compensation, net of tax	(233)

Pro forma net income	$3,441

Earnings per share:
Basic	$2.97
Impact of stock option expense	(0.19)

Basic — pro forma	$2.78

Diluted	$2.93
Impact of stock option expense	(0.19)

Diluted — pro forma	$2.74

AMGEN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For purposes of this pro forma disclosure, the fair values of stock options were estimated using the Black-Scholes option valuation model and amortized to expense over the options’ vesting periods.

Employee stock option and restricted stock grants

Several of our equity-based compensation plans provide for grants of stock options to employees. The option exercise price is set at the closing price of our common stock on the date of grant, and the related number of shares granted is fixed at that point in time. These plans also provide for grants of restricted stock and restricted stock units. Grants of these equity instruments generally vest/have restrictions which lapse over a four year period. In addition, stock option awards expire seven years from the date of grant. Eligible employees generally receive a grant of stock options and/or restricted stock units annually with the number of shares and type of instrument generally determined by the employee’s salary grade and performance level. In addition, certain management and professional level employees typically receive a stock option grant upon commencement of employment. These stock-based plans provide for accelerated or continued vesting/lapse of restrictions in certain circumstances, including upon death, disability, a change in control as defined in the plans, or retirement of employees who meet certain service and/or age requirements. The number of outstanding grants affected by these provisions varies based upon the circumstances.

We use the Black-Scholes option valuation model to estimate the grant date fair value of employee stock options. The expected volatility reflects the consideration of the implied volatility in publicly traded instruments associated with Amgen’s common stock during the period the option is granted. We believe implied volatility in these instruments is more indicative of expected future volatility than the historical volatility in the price of our common stock. Upon the adoption of SFAS 123(R) the expected life of the option has been estimated using the “simplified” method as provided in Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 107. Under this method, the expected life equals the arithmetic average of the vesting term and the original contractual term of the option. Prior to adoption of SFAS 123(R), we used historical data to estimate the expected life of the options. The risk-free interest rates for periods within the expected life of the option are based on the U.S. Treasury yield curve in effect during the period the options were granted. Upon adoption of SFAS 123(R), we began using historical data to estimate forfeiture rates applied to the gross amount of expense determined using the option valuation model. Prior to adoption of SFAS 123(R), we recognized forfeitures as they occurred. There was no material impact upon adoption of SFAS 123(R) between these methods of accounting for forfeitures. The weighted-average assumptions used to estimate the fair value of the stock options using the Black-Scholes option valuation model were as follows for the years ended December 31, 2007, 2006 and 2005:

	2007	2006	2005
Fair value of common stock	$62.92	$71.16	$63.47
Fair value of stock options granted	$19.06	$21.70	$18.46
Risk-free interest rate	4.5%	4.8%	4.0%
Expected life (in years)	4.7	4.8	5.0
Expected volatility	24.9%	24.1%	23.4%
Expected dividend yield	0%	0%	0%

AMGEN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock option information with respect to our stock-based compensation plans during the three years ended December 31, 2007 is as follows:

	Options (in millions)	Weighted-average exercise price	Weighted-average remaining contractual life (years)	Aggregate intrinsic value (in millions)
Balance unexercised at December 31, 2004	89.0	$50.82
Granted	9.7	$63.47
Exercised	(25.5)	$39.73
Forfeited/expired	(5.6)	$59.83

Balance unexercised at December 31, 2005	67.6	$56.03
Granted	11.8	$71.17
Assumed from acquisitions (including 1.5 vested)	2.2	$29.94
Exercised	(10.7)	$40.94
Forfeited/expired	(2.7)	$58.10

Balance unexercised at December 31, 2006	68.2	$60.11
Granted	7.6	$62.89
Exercised	(4.2)	$42.92
Forfeited/expired	(9.5)	$65.99

Balance unexercised at December 31, 2007	62.1	$60.70	3.3	$92

Vested or expected to vest at December 31, 2007	60.2	$60.54	3.2	$92

Exercisable at December 31, 2007	41.7	$58.41	2.4	$89

The total intrinsic value of options exercised during the year ended December 31, 2007 was $87 million.

The fair values of shares of restricted stock are determined based on the closing price of Amgen common stock on the grant dates. Information regarding our restricted stock during the two years ended December 31, 2007 is as follows:

Nonvested shares	Shares (in millions)	Weighted- average grant date fair value
Nonvested at December 31, 2005	2.8	$58.90
Granted	2.3	$71.57
Vested	(0.7)	$59.29
Forfeited	(0.3)	$62.89

Nonvested at December 31, 2006	4.1	$65.77
Granted	3.6	$60.59
Vested	(1.2)	$64.74
Forfeited	(0.9)	$64.85

Nonvested at December 31, 2007	5.6	$62.94

The total fair value of shares of restricted stock that vested during the year ended December 31, 2007 was $77 million.

AMGEN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2007, there was $479 million of total unrecognized compensation cost related to nonvested awards of both stock options and shares of restricted stock. That cost is expected to be recognized over a weighted-average period of 1.4 years. For stock option and restricted stock awards subject to graded vesting that were issued after January 1, 2006, we recognize compensation cost on a straight-line basis over the service period for the entire award.

Performance award program

In 2004, 2005 and 2006 certain management-level employees received annual grants of performance units. These performance units gave the recipient the right to receive common stock that is contingent upon achievement of specified pre-established performance goals over a three-year performance period. The performance goals are based upon both Amgen’s standalone performance and its performance compared to other benchmark companies, in each case with respect to compound annual growth rates for revenue and earnings per share, as defined in the program. Performance units are assigned a unit value based on the fair market value of our common stock on the grant date. The ultimate level of performance goals achieved is determined at the end of the performance period and expressed as a percentage (within a range of 0% to 225%). This percentage is multiplied by the number of performance units initially granted and by the initial value per unit to determine the aggregate dollar value of the award. The aggregate dollar value is then divided by the average closing price of our common stock during a specified period following the performance period to determine the number of shares of common stock payable to the recipient. The performance award program provides for accelerated or continued vesting in certain circumstances, including upon death, disability, a change in control as defined in the plans, or retirement of employees who meet certain service and/or age requirements. The number of outstanding grants affected by these provisions varies based upon the circumstances.

Certain changes were made to our performance units granted in 2007. In determining the number of units earned, Amgen’s total compounded annual stockholder return over the performance period will now be used in combination with our standalone performance with regard to compounded annual revenue and earnings per share growth. The number of units earned will be determined at the end of the performance period, which has been shortened to two and one-half years commencing July 1, 2007, and will range from 0% to 225% of the number of units granted. The number of shares of Amgen’s common stock payable to the recipient will equal the number of performance units earned. As a result of certain of these changes, the 2007 grants are accounted for as equity awards. The grant date fair value of these performance units, $71.41 per unit, was calculated using a lattice valuation model with the following assumptions: risk-free interest rate of 4.0%, contractual term of 2.5 years, expected volatility of 28%, dividend yield of 0%, the grant date fair value of our stock of $56.56 and compounded annual stockholder returns based on contractual terms. The assumptions with respect to the risk-free interest rate, expected volatility and dividend yield are computed in a similar manner as discussed above for stock options.

The performance period for those instruments granted in 2004 ended on December 31, 2006 and the related liability was paid by the issuance of approximately one million shares of our common stock to the participants in May 2007, net of shares withheld for taxes.

As of December 31, 2007, there was $72 million of total estimated unrecognized compensation cost related to the 2006 and 2007 performance unit grants that is expected to be recognized over a weighted-average period of 1.2 years.

Under APB 25, the estimated amounts owed for performance units granted in 2004 and 2005 were classified in stockholders’ equity, but upon adoption of SFAS 123(R), these amounts were required to be classified as liabilities based upon the terms of these plans. Accordingly, on January 1, 2006, a reclassification was made from stockholders’ equity to liabilities (current and non-current) totaling $104 million.

AMGEN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Related party transactions

We own a 50% interest in KA, a corporation formed in 1984 with Kirin Holdings Company, Limited (“Kirin”) (formerly named Kirin Brewery Company, Limited) for the development and commercialization of certain products based on advanced biotechnology. We account for our interest in KA under the equity method and include our share of KA’s profits or losses in “Selling, general and administrative” in the Consolidated Statements of Income. For the years ended December 31, 2007, 2006 and 2005, our share of KA’s profits were $51 million, $61 million and $58 million, respectively. At December 31, 2007 and 2006, the carrying value of our equity method investment in KA was $292 million and $241 million, respectively, and is included in non-current “Other assets” in the Consolidated Balance Sheets. KA’s revenues consist of royalty income related to its licensed product rights. All of our rights to manufacture and market certain products including darbepoetin alfa, pegfilgrastim, granulocyte colony-stimulating factor (“G-CSF”) and recombinant human erythropoietin are pursuant to exclusive licenses from KA. We currently market certain of these products under the brand names Aranesp®, Neulasta®, NEUPOGEN® and EPOGEN®, respectively. KA receives royalty income from us, as well as Kirin, J&J and F. Hoffman-La Roche Ltd. (“Roche”) under separate product license agreements for certain geographic areas outside of the United States. During the years ended December 31, 2007, 2006 and 2005, KA earned royalties from us of $336 million, $324 million and $288 million, respectively. These amounts are included in “Cost of sales (excludes amortization of acquired intangible assets)” in the Consolidated Statements of Income. At December 31, 2007 and 2006, we owed KA $91 million and $78 million, respectively, which were included in “Accrued liabilities” in the Consolidated Balance Sheets.

KA’s expenses primarily consist of costs related to R&D activities conducted on its behalf by Amgen and Kirin. KA pays Amgen and Kirin for such services at negotiated rates. During the years ended December 31, 2007, 2006 and 2005, we earned revenues from KA of $180 million, $131 million and $113 million, respectively, for certain R&D activities performed on KA’s behalf. These amounts are included in “Other revenues” in the Consolidated Statements of Income. In addition, included in “Other revenues” in the Consolidated Statements of Income for the year ended December 31, 2007 is $45 million received from KA with respect to achieving certain regulatory filing milestones.

5. Income taxes

The provision for income taxes includes the following (in millions):

	Years ended December 31,
	2007	2006	2005
Current provision:
Federal	$467	$1,392	$1,079
State	40	73	82
Foreign	176	138	128

Total current provision	683	1,603	1,289

Deferred provision (benefit):
Federal	135	(481)	(90)
State	(24)	(49)	(7)
Foreign	1	(3)	2

Total deferred provision (benefit)	112	(533)	(95)

Total provision	$795	$1,070	$1,194

AMGEN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Deferred income taxes reflect the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and the net tax effects of net operating loss and credit carryforwards. Significant components of our deferred tax assets and liabilities are as follows (in millions):

	December 31,
	2007	2006
Deferred tax assets:
Intercompany inventory related items	$581	$668
Expense accruals	535	346
Acquired net operating loss and credit carryforwards	399	532
Expenses capitalized for tax	134	136
Convertible debt	407	362
Stock-based compensation	128	73
Other	172	93

Total deferred tax assets	2,356	2,210
Valuation allowance	(166)	(102)

Net deferred tax assets	2,190	2,108

Deferred tax liabilities:
Acquired intangibles	(1,167)	(1,320)
Financing debt instrument	(4)	(54)
Fixed assets	(158)	(108)
Other	(181)	(3)

Total deferred tax liabilities	(1,510)	(1,485)

Total deferred taxes	$680	$623

At December 31, 2007, we had net current deferred tax assets of $1.2 billion, primarily composed of temporary differences related to inventory, accrued liabilities and acquired net operating losses and credits. At December 31, 2006, our net current deferred tax assets were $990 million.

The valuation allowance for deferred tax assets increased by $64 million in 2007. The increase was primarily due to the deferred tax benefits relating to acquired net operating loss and credit carryforwards, as well as certain foreign subsidiaries’ expenses capitalized for tax. At December 31, 2007, $54 million of benefits from acquired net operating loss and credit carryforwards, which are included in the valuation allowance, will be recorded to goodwill if they are ultimately realized.

At December 31, 2007, we had operating loss carryforwards of $457 million available to reduce future federal taxable income, which begin expiring in 2008. In addition, we had operating loss carryforwards of $668 million available to reduce future taxable income in various state taxing jurisdictions. We have provided a valuation allowance against $456 million of the state operating loss carryforwards. The state operating loss carryforwards will begin expiring in 2008.

Effective January 1, 2007, we adopted FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing rules for recognition, measurement and classification in our consolidated financial statements of tax positions taken or expected to be taken in a tax return. For tax benefits to be recognized under FIN 48, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon settlement. There was no cumulative effect of applying the recognition and measurement provisions upon adoption of FIN 48.

AMGEN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FIN 48 also provides guidance on the balance sheet classification of liabilities for unrecognized tax benefits (“UTBs”) as either current or non-current depending on the expected timing of payments. Upon adoption of FIN 48, we reclassified approximately $240 million of UTBs and related accrued interest from current income taxes payable to other non-current liabilities.

The reconciliation of the total gross amounts of UTBs for the year ended December 31, 2007 is as follows (in millions):

Balance at January 1, 2007	$945
Additions based on tax positions related to the current year	458
Reductions for tax positions of prior years	(284)
Settlements	(197)

Balance at December 31, 2007	$922

The majority of the UTBs, if recognized, would affect our effective tax rate.

During 2007, we settled our examination with the Internal Revenue Service (“IRS”) for the years ended December 31, 2002, 2003, and 2004. We agreed to certain adjustments proposed by the IRS arising out of this examination primarily related to transfer pricing tax positions. Our closing agreement with the IRS also covers certain transfer pricing issues for the years ended December 31, 2005 and 2006; however, these years have not been effectively settled.

As of December 31, 2007, we believe that it was reasonably possible that our liabilities for UTBs may decrease by $200 million to $300 million within the succeeding twelve months due to potential tax settlements as well as resolution of other issues identified during the examination process.

Interest and penalties related to UTBs are classified as a component of our provision for income taxes. During 2007, we recognized approximately $41 million of interest expense through the income tax provision in the Consolidated Statement of Income. At December 31, 2007, there was approximately $46 million of accrued interest associated with UTBs.

The reconciliation between our effective tax rate and the federal statutory rate is as follows:

	Years ended December 31,
	2007	2006	2005
Federal statutory rate applied to income before income taxes	35.0%	35.0%	35.0%
Foreign earnings, including earnings invested indefinitely	(16.1)%	(18.3)%	(10.3)%
State taxes	1.1%	1.6%	1.5%
Acquired IPR&D	5.2%	10.7%	—
Audit settlements	(3.6)%	(2.2)%	—
Utilization of tax credits, primarily research and experimentation	(1.6)%	(1.0)%	(0.7)%
Other, net	0.1%	0.8%	(1.0)%

Effective tax rate	20.1%	26.6%	24.5%

We do not provide for U.S. income taxes on undistributed earnings of our foreign operations that are intended to be invested indefinitely outside of the United States. At December 31, 2007, these earnings amounted to approximately $8.4 billion. If these earnings were repatriated to the United States, we would be required to accrue and pay approximately $2.9 billion of additional taxes based on the current tax rates in effect. For the years ended December 31, 2007, 2006 and 2005, our total foreign profits before income taxes were approximately $2.4 billion, $2.3 billion and $1.8 billion, respectively. These earnings include income from manufacturing operations in Puerto Rico under tax incentive grants that expire in 2020.

AMGEN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On October 22, 2004, the President of the United States signed the American Jobs Creation Act of 2004, which provided a temporary incentive to repatriate undistributed foreign earnings. One provision of the American Jobs Creation Act reduced the effective tax rate by providing an 85% dividends-received deduction for certain dividends from controlled foreign corporations. In the fourth quarter of 2005, we repatriated $500 million of foreign earnings, which was the maximum amount of foreign earnings qualifying for the reduced tax rate. The tax expense incurred on the repatriation was approximately $43 million.

One or more of our legal entities file income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and certain foreign jurisdictions. Our income tax returns are routinely audited by the tax authorities in those jurisdictions. Significant disputes may arise with these tax authorities involving issues of the timing and amount of deductions, the use of credits, and allocations of income among various tax jurisdictions because of differing interpretations of tax laws and regulations. We are no longer subject to U.S. federal income tax examinations for tax years ending on or before December 31, 2004 or to California state income tax examinations for tax years ending on or before December 31, 2003.

Income taxes paid during the years ended December 31, 2007, 2006 and 2005, totaled $895 million, $987 million and $840 million, respectively.

6. Financing arrangements

The following table reflects the carrying value of our long-term borrowings under our various financing arrangements as of December 31, 2007 and 2006 (in millions):

	2007	2006
0.125% convertible notes due 2011 (2011 Convertible Notes)	$2,500	$2,500
0.375% convertible notes due 2013 (2013 Convertible Notes)	2,500	2,500
Floating rate notes due 2008 (2008 Floating Rate Notes)	2,000	—
5.85% notes due 2017 (2017 Notes)	1,099	—
4.85% notes due 2014 (2014 Notes)	1,000	1,000
4.00% notes due 2009 (2009 Notes)	999	999
6.375% notes due 2037 (2037 Notes)	899	—
Zero coupon 30 year modified convertible notes due in 2032 (2032 Modified Convertible Notes)	80	1,778
Other	100	235

Total borrowings	11,177	9,012
Less current portion	2,000	1,798

Total non-current debt	$9,177	$7,214

2008 Floating Rate Notes, 2017 Notes and 2037 Notes

In May 2007, we issued $2.0 billion aggregate principal amount of floating rate notes due in November 2008 (the “2008 Floating Rate Notes”), $1.1 billion aggregate principal amount of notes due in 2017 (the “2017 Notes”) and $900 million aggregate principal amount of notes due in 2037 (the “2037 Notes”) in a private placement. The 2008 Floating Rate Notes bear interest at a rate per annum equal to LIBOR plus 0.08%, which is reset quarterly. We may redeem the 2008 Floating Rate Notes, in whole or from time to time in part, at a redemption price equal to 100% of the principal amount being redeemed plus accrued interest. The 2017 Notes and 2037 Notes pay interest at fixed rates of 5.85% and 6.375%, respectively. The 2017 Notes and 2037 Notes may be redeemed, in whole or from time to time in part, at 100% of the principal amount of the notes being redeemed plus accrued interest, if any, and a “make-whole” amount, as defined. In the event of a change in control triggering event, as defined, we may be required to purchase for cash all or a portion of the 2008 Floating Rate Notes,

AMGEN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the 2017 Notes and the 2037 Notes at a price equal to 101% of the principal amount of the notes plus accrued interest. A total of $3.2 billion of the net proceeds raised from the issuance of these notes were used to repurchase shares of our common stock under a block trade entered into in May 2007.

2011 and 2013 Convertible Notes

In February 2006, we issued $2.5 billion principal amount of convertible notes due in 2011 (the “2011 Convertible Notes”) and $2.5 billion principal amount of convertible notes due in 2013 (the “2013 Convertible Notes”) in a private placement. The 2011 Convertible Notes and the 2013 Convertible Notes were issued at par and pay interest at a rate of 0.125% and 0.375%, respectively. The 2011 Convertible Notes and the 2013 Convertible Notes may be convertible based on an initial conversion rate of 12.5247 shares and 12.5814 shares, respectively, per $1,000 principal amount of notes (which represents an initial conversion price of approximately $79.84 and $79.48 per share, respectively). These conversion rates will be adjusted if we make specified types of distributions or enter into certain other transactions in respect to our common stock. The 2011 Convertible Notes and the 2013 Convertible Notes may only be converted: (i) during any calendar quarter if the closing price of our common stock exceeds 130% of the respective conversion price per share during a defined period at the end of the previous quarter, (ii) if we make specified distributions to holders of our common stock or specified corporate transactions occur or (iii) one month prior to the respective maturity date. Upon conversion, a holder would receive the conversion value equal to the conversion rate multiplied by the volume weighted average price of our common stock during a specified period following the conversion date. The conversion value will be paid in: (i) cash equal to the lesser of the principal amount of the note or the conversion value, as defined, and (ii) to the extent the conversion value exceeds the principal amount of the note, shares of our common stock, cash or a combination of common stock and cash, at our option (the “excess conversion value”). In addition, upon a change in control, as defined, the holders may require us to purchase for cash all or a portion of their notes for 100% of the principal amount of the notes plus accrued and unpaid interest, if any. Debt issuance costs totaled approximately $89 million and are being amortized over the life of the notes using the effective interest method.

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

Because we have the choice of settling the convertible note hedges and warrants in cash or shares of our stock, and these contracts meet all of the applicable criteria for equity classification as outlined in EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s

AMGEN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Own Stock,” the cost of the convertible note hedges and net proceeds from the sale of the warrants are classified in stockholders’ equity in the Consolidated Balance Sheets. In addition, because both of these contracts are classified in stockholders’ equity and are indexed to our own common stock, they are not accounted for as derivatives under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

2032 Modified Convertible Notes

In 2002, we issued zero coupon, 30 year convertible notes (“2032 Convertible Notes”) with an aggregate face amount of $4.0 billion ($1,000 face amount per note) and yield to maturity of 1.125%. The original issue discount of $1.1 billion or $285.77 per note (prior to repurchase of a portion of the 2032 Convertible Notes discussed below) is being accreted and recognized as interest expense over the life of the 2032 Convertible Notes (or the 2032 Modified Convertible Notes, as discussed below) using the effective interest method.

The holders of the 2032 Convertible Notes had the right to require us to repurchase all or a portion of their notes on March 1, 2005. As a result of certain holders of the Convertible Notes exercising this March 1, 2005 put option, we repurchased $1.6 billion aggregate principal amount of 2032 Convertible Notes for their then-accreted value of $1.2 billion in cash. Upon the repurchase of such 2032 Convertible Notes, a pro rata portion, $20 million, of the related debt issuance costs was immediately charged to interest expense. We then made an aggregate cash payment of $22 million to the remaining holders of the 2032 Convertible Notes. Concurrently, we amended the terms of the 2032 Convertible Notes to add an additional put date in order to permit the remaining holders, at their option, to cause us to repurchase the 2032 Convertible Notes on March 1, 2006 at the then-accreted value. Substantially all of the convertible note holders did not require us to repurchase such notes on the March 1, 2006 put date.

On May 6, 2005, we exchanged new zero-coupon senior convertible notes (the “2032 Modified Convertible Notes”) and a cash payment of approximately $6 million for approximately 95% of the remaining 2032 Convertible Notes then outstanding. Subsequently, we exchanged substantially all of the remaining outstanding 2032 Convertible Notes. The changes to the 2032 Convertible Notes outstanding as a result of these exchanges combined with those made in March 2005 were accounted for as a debt modification. Accordingly, all cash paid to the holders of the 2032 Modified Convertible Notes is being amortized to interest expense over the life of the convertible notes using the effective interest method, and the costs incurred to modify the terms of the convertible notes were expensed as incurred.

On March 2, 2007, as a result of holders of substantially all of our 2032 Modified Convertible Notes exercising their March 1, 2007 put option, we repurchased $2.3 billion aggregate principal amount of these convertible notes for their then accreted value of $1.7 billion in cash, representing the majority of the then outstanding balance of these notes. Following the exercise of the March 1, 2007 put option, the remaining outstanding portion of the 2032 Modified Convertible Notes, $80 million, was reclassified from the current portion of convertible notes to non-current convertible notes as of December 31, 2006. Upon the repurchase of these notes, a pro rata portion, $51 million, of deferred financing and related costs were immediately charged to interest expense.

Holders of 2032 Modified Convertible Notes may convert each of their notes based on a conversion rate of 8.8601 shares of common stock. The conversion price per share of the convertible notes as of any day will equal the original issuance price plus the accrued original issue discount to that day, divided by the conversion rate or $86.05 as of December 31, 2007. The 2032 Modified Convertible Notes can only be converted in certain circumstances. If converted, the 2032 Modified Convertible Notes will be settled for a “conversion value” equal to the product of the conversion rate (8.8601 shares of Amgen common stock per note as of December 31, 2007) multiplied by the average closing price of our common stock during a specified period following the conversion date. The conversion value is paid in: (i) cash equal to the lesser of the accreted value of the 2032 Modified Convertible Notes at the conversion date or the conversion value and (ii) shares of common stock, if any, to the extent the conversion value exceeds the accreted value. The conversion rate of the 2032 Modified Convertible Notes will be adjusted for any cash dividend paid.

AMGEN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2009 Notes and 2014 Notes

At December 31, 2007 and 2006, we had $1.0 billion aggregate principal amount of 4.00% notes due 2009 (the “2009 Notes”) and $1.0 billion aggregate principal amount of 4.85% notes due 2014 (the “2014 Notes”) outstanding, originally issued in November 2004.

Other

We had $100 million of debt securities outstanding at December 31, 2007 and 2006 with a fixed interest rate of 8.125% that mature in 2097 (the “Century Notes”). These securities may be redeemed in whole or in part at our option at any time for a redemption price equal to the greater of the principal amount to be redeemed or the sum of the present values of the principal and remaining interest payments discounted at a determined rate plus, in each case, accrued interest.

During the year ended December 31, 2007, we repaid $135 million of other debt securities.

Shelf registration statements and other facilities

In 2007, we established a $2.5 billion unsecured revolving credit facility to be used for general corporate purposes, including commercial paper support, which matures in November 2012 and replaces our prior $1.0 billion unsecured revolving credit facility. At December 31, 2007, we also had commercial paper authorization of $1.2 billion. No amounts were outstanding under the credit facility or commercial paper program as of December 31, 2007.

In 2003, we established a $1.0 billion shelf registration statement (the “$1.0 Billion Shelf”) to provide for financial flexibility. The $1.0 Billion Shelf allows us to issue debt securities, common stock and associated preferred share purchase rights, preferred stock, warrants to purchase debt securities, common stock or preferred stock, securities purchase contracts, securities purchase units and depositary shares. Under the $1.0 Billion Shelf, all of the securities available for issuance may be offered from time to time with terms to be determined at the time of issuance. As of December 31, 2007, no securities had been issued under the $1.0 Billion Shelf.

As of December 31, 2007, we have $400 million remaining under a shelf registration statement that was established in 1997. In connection with this shelf registration, we established a $400 million medium-term note program. All of the $400 million of debt securities available for issuance may be offered from time to time under our medium-term note program with terms to be determined at the time of issuance. As of December 31, 2007, no securities were outstanding under the $400 million medium-term note program.

To achieve a desired mix of fixed and floating interest rate debt we entered into interest rate swap agreements for our 2009 Notes, 2014 Notes and Century Notes that effectively convert the payment of our fixed rate notes to LIBOR-based variable interest payments over the life of the respective notes. These interest rate swap agreements qualify and are designated as fair value hedges. As of December 31, 2007, the aggregate face amount of this outstanding fixed interest rate debt of $2.1 billion was covered by these interest rate swap agreements. As of December 31, 2006, the aggregate face amount of our outstanding fixed interest rate debt covered by interest rate swap agreements was $2.2 billion, including the 2009 Notes, 2014, Notes, Century Notes and $100 million of other notes that matured and were repaid during 2007 at which time the interest rate swap agreement matured.

Certain of our financing arrangements contain non-financial covenants and as of December 31, 2007, we are in compliance with all applicable covenants. None of our financing arrangements contain any financial covenants.

AMGEN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Contractual maturities of long-term debt obligations

The aggregate contractual maturities of all long-term debt obligations due subsequent to December 31, 2007 are as follows (in millions):

Maturity date	Amount
2008	$2,000
2009	1,000
2010	—
2011	2,500
2012(1)	84
Thereafter	5,600

Total	$11,184

(1)	This amount represents the 2032 Modified Convertible Notes’ accreted value on March 1, 2012, the next date on which holders may put the debt to us for repayment.

7. Stockholders’ equity

Stock repurchase program

A summary activity under our stock repurchase program for the years ended December 31, 2007, 2006 and 2005 is as follows (in millions):

	2007			2006		2005
	Shares		Dollars	Shares	Dollars	Shares	Dollars
First quarter	8.8		$537	46.6	$3,374	26.8	$1,675
Second quarter	73.9	(1)	4,463	13.0	876	12.1	750
Third quarter	2.5	(1)	—	7.3	505	9.5	769
Fourth quarter	1.8		100	3.3	245	14.8	1,236

Total	87.0		$5,100	70.2	$5,000	63.2	$4,430

(1)

The total number of shares repurchased during the three months ended June 30, 2007 excludes 2.5 million shares received in July 2007 in connection with the final settlement of a block trade entered into in May 2007, which is discussed in Note 6, “Financing Arrangements” above.

As of December 31, 2007, $6.4 billion was available for stock repurchases under the $5.0 billion repurchase authorization received from the Board of Directors in July 2007 and amounts remaining from the Board of Director’s previous authorization in December 2006. The manner of purchases, the amount we spend, and the number of shares repurchased will vary based on a variety of factors including the stock price and blackout periods in which we are restricted from repurchasing shares, and may include private block purchases as well as market transactions.

AMGEN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accumulated other comprehensive income

The components of accumulated other comprehensive income as of December 31, 2007 is as follows (in millions):

	Before-tax	Tax impact	After-tax
Unrealized losses on foreign currency hedges	$(69)	$26	$(43)
Reclassification adjustments for losses realized in net income	(4)	2	(2)
Unrealized gains on available-for-sale securities	62	(23)	39

	(11)	5	(6)
Cumulative foreign currency translation gain	89	(30)	59

	$78	$(25)	$53

Other

In addition to common stock, our authorized capital includes 5 million shares of preferred stock, $0.0001 par value, of which 0.7 million shares have been reserved and designated Series A Preferred Stock. At December 31, 2007 and 2006, no shares of preferred stock were issued or outstanding.

At December 31, 2007, we had reserved 252 million shares of our common stock, which may be issued through our option and stock purchase plans, through conversion of our convertible notes and through our warrants.

8. Acquisitions

Alantos Pharmaceuticals Holding, Inc.

On July 16, 2007, we completed the acquisition of Alantos, which was accounted for as a business combination. Alantos was a privately held company that specialized in the development of drugs for the treatment of diabetes and inflammatory diseases. Pursuant to the merger agreement, we paid cash of approximately $300 million to acquire all of the outstanding shares of Alantos. The purchase price paid, including transaction costs, was preliminarily allocated to IPR&D of $270 million and other net assets acquired of approximately $10 million, based on their estimated fair values at the acquisition date. The excess of the purchase price over the fair values of assets and liabilities acquired of $23 million was assigned to goodwill. The estimated fair value of the IPR&D was determined based upon discounted after-tax cash flows adjusted for the probabilities of successful development and commercialization. The amount allocated to IPR&D was immediately expensed in the Consolidated Statement of Income (see Note 1, “Summary of significant accounting policies — Acquired in-process research and development”). The results of Alantos’ operations have been included in the consolidated financial statements commencing July 16, 2007. Pro forma results of operations for the year ended December 31, 2007 assuming the acquisition of Alantos had taken place at the beginning of 2007 would not differ significantly from the actual reported results.

Ilypsa, Inc.

On July 18, 2007, we completed the acquisition of Ilypsa, which was accounted for as a business combination. Ilypsa was a privately held company that specialized in the development of non-absorbed drugs for renal disorders. Pursuant to the merger agreement, we paid cash of approximately $400 million to acquire all of the outstanding shares of Ilypsa. The purchase price paid, including transaction costs, was preliminarily allocated to IPR&D of $320 million and other net assets acquired of $42 million, based on their estimated fair values at the acquisition date. The excess of the purchase price over the fair values of assets and liabilities acquired of approximately $41 million was assigned to goodwill. The estimated fair value of the IPR&D was determined based

AMGEN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

upon discounted after-tax cash flows adjusted for the probabilities of successful development and commercialization. The amount allocated to IPR&D was immediately expensed in the Consolidated Statement of Income (see Note 1, “Summary of significant accounting policies — Acquired in-process research and development”). The results of Ilypsa’s operations have been included in the consolidated financial statements commencing July 18, 2007. Pro forma results of operations for the year ended December 31, 2007 assuming the acquisition of Ilypsa had taken place at the beginning of 2007 would not differ significantly from the actual reported results.

Avidia, Inc.

On October 24, 2006, we completed the acquisition of Avidia, which was accounted for as a business combination. Avidia was a privately held company focused on the discovery and development of a new class of human therapeutic known as Avimer™ proteins. Pursuant to the merger agreement, we paid cash of approximately $275 million, net of cash acquired and our existing equity stake in Avidia, and may be subject to pay additional amounts upon the achievement of certain future events, as discussed further below. The purchase price, including cash paid to the former shareholders, the fair value of stock options assumed and transaction costs, was allocated to IPR&D of $130 million and other net assets acquired of $29 million, primarily intangible assets associated with R&D technology rights, based on their estimated fair values at the acquisition date. The excess of the purchase price over the fair values of assets and liabilities acquired of approximately $126 million was assigned to goodwill. The estimated fair values of the IPR&D and the identifiable intangible asset were determined based upon discounted after-tax cash flows adjusted for the probabilities of successful development and commercialization. The amount allocated to IPR&D was immediately expensed in the Consolidated Statement of Income (see Note 1, “Summary of significant accounting policies — Acquired in-process research and development”). The results of Avidia’s operations have been included in the consolidated financial statements commencing October 24, 2006. Pro forma results of operations for the year ended December 31, 2006 assuming the acquisition of Avidia had taken place at the beginning of 2006 would not differ significantly from actual reported results.

We may be required to pay an additional $30 million to the former Avidia shareholders if on or before October 24, 2009 we complete the first dosing in humans of a once per week subcutaneous formulation of a specified interleukin 6 inhibitor molecule developed using Avidia’s proprietary methodology. We also may be required to make an additional payment to the former Avidia shareholders if on or before December 31, 2010 we complete the first dosing of a registration-enabling clinical trial with any interleukin 6 inhibitor molecule developed using Avidia’s proprietary methodology. If the first such dosing is completed on or before December 31, 2009, the amount of the payment owed would be $30 million; if the first dosing is completed after December 31, 2009 but on or before December 31, 2010, the amount of the payment owed would be reduced to $5 million.

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

AMGEN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The purchase price was allocated to all of the tangible and amortizable intangible assets acquired, including acquired IPR&D, and liabilities assumed based on their estimated fair values at the acquisition date. The excess of the purchase price over the fair values of assets and liabilities acquired was assigned to goodwill. The following table summarizes the allocation of the purchase price (in millions):

In-process research and development	$1,101
Identifiable intangible asset	320
Cash	252
Deferred tax assets, net	290
Property, plant and equipment	220
Other assets	75
Liabilities, principally debt	(743)
Goodwill	684

Net assets acquired	$2,199

The estimated fair values of the IPR&D and the identifiable intangible asset were determined based upon discounted after-tax cash flows adjusted for the probabilities of successful development and commercialization. The identifiable intangible asset consists of Abgenix’s XenoMouse® technology that has alternative future uses in our R&D activities and will be amortized over its 5-year estimated useful life. The amount allocated to IPR&D was immediately expensed in the Consolidated Statement of Income (see Note 1, “Summary of significant accounting policies — Acquired in-process research and development”). The results of Abgenix’s operations have been included in the consolidated financial statements commencing April 1, 2006. Pro forma results of operations for the year ended December 31, 2006 assuming the acquisition of Abgenix had taken place at the beginning of 2006 would not differ significantly from actual reported results.

9. Commitments

We lease certain administrative and laboratory facilities under non-cancelable operating leases that expire through December 2021. The following table summarizes the minimum future rental commitments under non-cancelable operating leases at December 31, 2007 (in millions):

Year ending December 31,	Lease commitments
2008	$144
2009	135
2010	121
2011	108
2012	92
Thereafter	631

Total	1,231
Less income from subleases	257

Net minimum operating lease payments	$974

Included in the table above are future rental commitments for abandoned leases in the amount of $369 million less assumed sublease income of $230 million. Rental expense on operating leases, net of sublease rental income, for the years ended December 31, 2007, 2006 and 2005 was $104 million, $69 million and $48 million, respectively. Sublease income for the years ended December 31, 2007, 2006 and 2005 was not material.

AMGEN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We have supply agreements with various third-party contract manufacturers for the production, vialing and packaging of ENBREL and certain of our other products and product candidates. The following table summarizes the minimum contractual commitments to all third-party contract manufacturers at December 31, 2007 (in millions):

Year ending December 31,	Commitments
2008	$200
2009	159
2010	148
2011	142
2012	128
Thereafter	—

Total contractual purchases	$777

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

Amounts purchased under contractual inventory commitments from third-party contract manufacturers for the years ended December 31, 2007, 2006 and 2005 were $153 million, $333 million and $386 million, respectively.

10. Contingencies

In the ordinary course of business, we are involved in various legal proceedings and other matters that are complex in nature and have outcomes that are difficult to predict. In accordance with SFAS No. 5, “Accounting for Contingencies,” we record accruals for such contingencies to the extent that we conclude that it is probable that a liability will be incurred and the amount of the related loss can be reasonably estimated.

Certain of our legal proceedings are discussed below:

Transkaryotic Therapies (“TKT”) and Aventis Litigation

On April 15, 1997, Amgen filed suit in the U.S. District Court for the District of Massachusetts (the “Massachusetts District Court”) against TKT and Hoechst Marion Roussel, Inc. (“HMR” — now Aventis Pharmaceuticals Inc., together with TKT, the “TKT Defendants”) alleging infringement of three U.S. patents owned by Amgen that claim an erythropoietin product and processes for making erythropoietin. Amgen sought an injunction preventing the TKT Defendants from making, importing, using or selling erythropoietin in the United States. On October 7, 1999, Amgen filed an amended complaint, which added two additional patents to the litigation. The TKT Defendants’ amended answer asserted that all five of the patents-in-suit were not infringed, were invalid or were unenforceable due to inequitable conduct.

Amgen’s motion for summary judgment of literal infringement was granted by the Massachusetts District Court on April 26, 2000 with respect to claim 1 of U.S. Patent No. 5,955,422 (the “‘422 Patent”). On May 15, 2000, the trial began in the Massachusetts District Court. On June 9, 2000, the Massachusetts District Court granted the TKT Defendants’ motion for non-infringement of U.S. Patent No. 5,618,698 (the “‘698 Patent”), removing the ‘698 Patent from this action. On July 21, 2000, the Massachusetts District Court granted Amgen’s motion for judgment on the TKT Defendants’ defenses of invalidity based upon anticipation and obviousness.

On January 19, 2001, the Massachusetts District Court ruled that claims 2-4 of U.S. Patent No. 5,621,080 (the “‘080 Patent”), claims 1, 3, 4 and 6 of U.S. Patent No. 5,756,349 (the “‘349 Patent”) and claim 1 of the ‘422 Patent were valid, enforceable and infringed by TKT’s erythropoietin product and the cells used to make such

AMGEN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

product. The Massachusetts District Court also held that claim 7 of the ‘349 patent and claims 1, 2 and 9 of U.S. Patent No. 5,547,933 (the “‘933 Patent”) were not infringed, and that if infringed, the claims of the ‘933 patent would be invalid. On January 26, 2001, the TKT Defendants filed a Notice of Appeal and on February 14, 2001, Amgen filed a Notice of Cross-Appeal, to the U.S. Court of Appeals for the Federal Circuit. On March 22, 2001, Amgen filed an Amended Notice of Cross-Appeal to include claim 9 of the ‘698 patent. After the parties briefed the issues on appeal, oral arguments were heard on May 7, 2002 by the U.S. Court of Appeals for the Federal Circuit.

On January 6, 2003, the U.S. Court of Appeals for the Federal Circuit upheld the Massachusetts District Court’s decision that the TKT Defendants infringe the ‘349 and ‘422 patents and held that claims 1 and 2 of the ‘933 patent were invalid. The court further upheld the enforceability and validity of all of the asserted claims except for validity over two references which was vacated and remanded to the Massachusetts District Court. The court vacated and remanded to the Massachusetts District Court for further consideration of (i) the finding of infringement of the ‘080 patent, (ii) the holding of non-infringement of the ‘698 patent and (iii) the effect of two references on the validity of the asserted claims of the patents. On January 20, 2003, the TKT Defendants filed a Combined Motion for Panel Rehearing and Rehearing En Banc with the U.S. Court of Appeals for the Federal Circuit regarding the court’s affirmance of the validity of the asserted claims under 35 U.S.C. §112. On March 3, 2003, the U.S. Court of Appeals for the Federal Circuit denied the TKT Defendants’ Motions for Panel Rehearing and Rehearing En Banc. The Massachusetts District Court held a trial on the remanded issues on October 7-8 and 15-17 and November 3-6, 2003. On October 30, 2003, the Massachusetts District Court ruled that claims 2-4 of the ‘080 patent are infringed.

On October 15, 2004, the Massachusetts District Court decided the remaining issues remanded from the U.S. Court of Appeals for the Federal Circuit in Amgen’s favor. In the October 15, 2004 decision, the court ruled that claims 4-9 of the ‘698 patent are valid and infringed, claims 2-4 of the ‘080 claims are valid, claim 1 of the ‘422 is valid and claim 7 of the ‘349 patent is valid and infringed. On December 10, 2004, the TKT Defendants filed a Notice of Appeal to the U.S. Court of Appeals for the Federal Circuit. After the parties briefed the issues, on December 6, 2005, the U.S. Court of Appeals for the Federal Circuit heard oral argument on the appeal filed by the TKT Defendants.

On August 3, 2006, the U.S. Court of Appeals for the Federal Circuit affirmed the Massachusetts District Court’s decision that the Defendants infringe claims 4-9 of the ‘698 patent and claims 1, 3, 4, 6 and 7 of the ‘349 patents. The court further affirmed the validity of claims 4-9 of the ‘698 patent and claim 7 of the ‘349 patent. The court found that claims 2-4 of the ‘080 patent were not infringed under the doctrine of equivalents. The court vacated and remanded to the Massachusetts District Court for further consideration of the validity of claim 1 of the ‘422 patent. The August 3, 2006 decision, in conjunction with the court’s prior rulings, upheld infringement by the TKT Defendants of 12 claims in 3 patents owned by Amgen (‘349, ‘698 and ‘422). On August 17, 2006, Amgen filed a combined petition for panel rehearing and rehearing en banc with the U.S. Court of Appeals for the Federal Circuit regarding the claim construction with respect to claim 1 of the ‘422 Patent. On November 22, 2006, the U.S. Court of Appeals for the Federal Circuit denied the petition for panel rehearing and petition for rehearing en banc.

On March 22, 2007, Amgen filed a Petition for a Writ of Certiorari with the U.S. Supreme Court. On May 14, 2007, the U.S. Supreme Court denied Amgen’s petition for a writ of certiorari and the case was remanded to the Massachusetts District Court for further proceedings on the validity of the ‘422 Patent and whether to grant injunctive relief. The Massachusetts District Court set a schedule for briefs on whether the record should be opened for further evidence. On July 17, 2007, the Court entered a ruling refusing to reopen the record to allow additional evidence concerning the issue of validity of the `422 patent. Briefs were submitted by the parties concerning the validity of the `422 patent. The Court held a hearing on December 10, 2007 for issues on remand.

AMGEN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Average Wholesale Price Litigation

Amgen and Immunex are named as defendants, either separately or together, in numerous civil actions broadly alleging that they, together with many other pharmaceutical manufacturers, reported prices for certain products in a manner that allegedly inflated reimbursement under Medicare and/or Medicaid programs, and commercial insurance plans, including co-payments paid to providers who prescribe and administer the products. The complaints generally assert varying claims under the Medicare and Medicaid statutes, as well as state law claims for deceptive trade practices, common law fraud and various related state law claims. The complaints seek an undetermined amount of damages, as well as other relief, including declaratory and injunctive relief.

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

Citizens for Consumer Justice, et al., v. Abbott Laboratories, Inc., et al.; Teamsters Health & Welfare Fund of Philadelphia, et al., v. Abbott Laboratories, Inc., et al.; Action Alliance of Senior Citizens of Greater Philadelphia v. Immunex Corp.; Constance Thompson, et al. v. Abbott Laboratories, Inc., et al.; Ronald Turner, et al. v. Abbott Laboratories, Inc., et al.; Congress of California Seniors v. Abbott Laboratories, et al.; County of Suffolk v. Abbott Laboratories, Inc., et al.; County of Westchester v. Abbott Laboratories, Inc., et al.; County of Rockland v. Abbott Laboratories, Inc., et al.; City of New York v. Abbott Laboratories, Inc., et al.; County of Nassau v. Abbott Laboratories, Inc., et al; County of Onondaga v. Abbott Laboratories, Inc., et al.; County of Erie v. Abbott Laboratories, Inc., et al.; County of Chenango v. Abbott Laboratories, Inc., et al.; County of Chautauqua v. Abbott Laboratories, Inc., et al.; County of Tompkins v. Abbott Laboratories, Inc., et al.; County of Wayne v. Abbott Laboratories, Inc., et al.; County of Monroe v. Abbott Laboratories, Inc., et al.; County of Washington v. Abbott Laboratories, Inc., et al.; County of Herkimer v. Abbott Laboratories, Inc., et al.; County of Cayuga v. Abbott Laboratories, Inc., et al.; County of Allegany v. Abbott Laboratories, Inc., et al.; County of Rensselaer v. Abbott Laboratories, Inc., et al.; County of Albany v. Abbott Laboratories, Inc., et al.; County of Cattaraugus v. Abbott Laboratories, Inc., et al.; County of Yates v. Abbott Laboratories, Inc., et al.; County of Broome v. Abbott Laboratories, Inc., et al.; County of Warren v. Abbott Laboratories, Inc., et al.; County of Greene v. Abbott Laboratories, Inc., et al.; County of Saratoga v. Abbott Laboratories, Inc., et al.; County of St. Lawrence v. Abbott Laboratories, Inc., et al.; County of Oneida v. Abbott Laboratories, Inc., et al.; County of Genesee v. Abbott Laboratories, Inc., et al.; Count of Fulton v. Abbott Laboratories, Inc., et al.; County of Steuben v. Abbott Laboratories, Inc., et al.; County of Putnam v. Abbott Laboratories, Inc., et al.; County of Niagara v. Abbott Laboratories, Inc., et al.; County of Jefferson v. Abbott Laboratories, Inc., et al.; County of Madison v. Abbott Laboratories, Inc., et al; County of Lewis v. Abbott Laboratories, Inc., et al.; County of Columbia v. Abbott Laboratories, Inc., et al.; County of Essex v. Abbott Laboratories, Inc., et al.; County of Cortland v. Abbott Laboratories, Inc., et al.; County of Seneca v. Abbott Laboratories, Inc., et al.; County of Orleans v. Abbott Laboratories, Inc., et al.; County of Duchess v. Abbott Laboratories, Inc., et al.; County of Ontario v. Abbott Laboratories, Inc., et al.; County of Schuyler v. Abbott Laboratories, Inc., et al.; County of Wyoming v. Abbott Laboratories, Inc., et al.; State of California ex rel. Ven-A-Care of the Florida Keys, Inc v. Abbott Laboratories, Inc., et al., State of Iowa v. Abbott Laboratories, Inc., et al.

AMGEN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In the MDL Proceeding, the Massachusetts District Court has set various deadlines relating to motions to dismiss the complaints, discovery, class certification, summary judgment and other pre-trial issues. For the private class action cases, the Massachusetts District Court has divided the defendant companies into a Track I group and a Track II group. The class certification hearing for the Track I group was held on February 10, 2004. On January 30, 2006, the Massachusetts District Court certified three classes (one nationwide class and two Massachusetts-only classes) with respect to the Track I group. Both Amgen and Immunex are in the Track II group. On March 2, 2006, plaintiffs filed a fourth amended master consolidated complaint, which did not include their motion for class certification as to the Track II group. The Massachusetts District Court held a hearing on May 22, 2006, for defendants’ motions to dismiss the California Attorney General (“California AG”) complaint (State of California ex rel. Ven-A-Care of the Florida Keys, Inc. v. Abbott Laboratories, Inc., et al.). Immunex, and not Amgen, was a defendant in the California AG complaint until Immunex was dismissed from the case on January 17, 2007, following a settlement agreement entered into between the parties, executed on December 14, 2006. Judge Saris entered the order of dismissal regarding Immunex on January 25, 2007. On September 12, 2006, a hearing before the Massachusetts District Court was held on plaintiffs’ motion for class certification as to the Track II group defendants, which include Amgen and Immunex. On November 6, 2006, the Massachusetts District Court commenced the Track I trial as to the two Massachusetts-only classes certified. Closing arguments in that case were held on January 26, 2007. Summary judgment motions were filed in the State of Montana v. Abbott Laboratories, Inc., et al. and State of Nevada v. American Home Products Corp., et al., cases and a hearing on both motions has been scheduled for May 2, 2007 in the Massachusetts District Court. Immunex is the sole defendant in both the Montana and Nevada cases. On September 24, 2007, State of Montana v. Abbott Laboratories, Inc., et al. was remanded to the Montana District Court and State of Nevada v. American Home Products Corp., et al. was remanded to the Nevada District Court.

Certain AWP cases remain part of the MDL Proceeding, but they are likely to be remanded. These cases are:

State of Iowa v. Abbott Laboratories, Inc., et al. This case was filed against Amgen and Immunex, along with several other pharmaceutical manufacturers, on October 9, 2007 in the United States District Court for the Southern District of Iowa. On October 9, 2007, Immunex was served with the complaint and on October 25, 2007, Amgen was served with the complaint. On November 20, 2007, this case was removed to the United States District Court for the District of Massachusetts and was transferred to the MDL proceeding. On January 18, 2008, a status conference was held. Motions to dismiss are due February 20, 2008.

Certain AWP cases are not a part of the MDL Proceeding. These cases are:

Robert J. Swanston v. TAP Pharmaceutical Products, Inc., et al. This Arizona state class action was filed against Amgen and Immunex on December 20, 2002 in the Maricopa County, Arizona Superior Court. The Court set a hearing on plaintiffs’ motion to certify a statewide class for May 13, 2005; however, the Court stayed the entire case on March 10, 2005. The case remains stayed and another status conference is scheduled for March 17, 2008.

Commonwealth of Pennsylvania v. TAP Pharmaceutical Products, Inc., et al. This case was filed against Amgen in the Commonwealth Court for Pennsylvania in Harrisburg, Pennsylvania on March 10, 2004. On March 10, 2005, the Commonwealth of Pennsylvania filed an amended complaint, adding Immunex, and defendants filed Preliminary Objections. A hearing on the Preliminary Objections was held on June 8, 2005. On July 13, 2005, defendants filed a notice of removal from Commonwealth Court to the United States District Court for the Eastern District of Pennsylvania (the “Pennsylvania District Court”). This case was remanded to state court by order dated September 9, 2005. Amgen and Immunex filed answers to the complaint on January 5, 2006. Immunex filed an answer to Commonwealth of Pennsylvania’s amended complaint on April 6, 2006. On October 11, 2006, this case was removed to the Pennsylvania Dis-

AMGEN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

trict Court. Plaintiffs filed a motion to remand and on January 22, 2007, and the Pennsylvania District Court stayed the case pending transfer to the MDL proceeding. A hearing on Plaintiff’s motion to remand was held on February 1, 2007. On September 1, 2007, the case was remanded to the Commonwealth Court for Pennsylvania. Currently, the parties have briefed and are awaiting the court’s ruling on the protective order to be entered in the case.

State of Wisconsin v. Amgen, Inc., et al. An amended complaint was filed against Amgen and Immunex on November 1, 2004 in the Circuit Court for Dane County, Wisconsin. Defendants’ filed their motions to dismiss the complaint on January 20, 2005. On July 13, 2005, defendants filed a notice of removal from Circuit Court to the U.S. District Court for the Western District of Wisconsin. This case has been remanded to state court by order dated September 29, 2005. On October 11, 2006, this case was removed to the United States District Court for the Western District of Wisconsin. Plaintiffs filed a motion to remand and on January 16, 2007, the U.S. District Court for the Western District of Wisconsin remanded the case to state court. On July 16, 2007, defendants filed a motion to sever, which was denied on September 28, 2007. Wisconsin has also filed a motion for summary judgment against three defendants (not Immunex or Amgen). A trial is set for February 2, 2009.

Commonwealth of Kentucky v. Alpharma, Inc., et al. This case was filed against Amgen and Immunex on November 4, 2004 in the Franklin County Circuit Court, Franklin County, Kentucky. Defendants filed their motions to dismiss the complaint on February 1, 2005. On July 13, 2005, defendants filed a notice of removal from County Circuit Court to the U.S. District Court for the Eastern District of Kentucky. A hearing on plaintiffs’ opposition to the proposed transfer of this case to the MDL proceeding in Boston was considered by the Joint Panel on Multidistrict Litigation on November 17, 2005. This case has been remanded to state court by order dated March 16, 2006. A hearing on defendants’ motion to dismiss was held on June 6, 2006. Defendants filed a motion to sever the case on July 9, 2007, and a decision on that motion is pending. The case management conference is set for February 27, 2008, and a trial date of May 16, 2009 has been set.

State of Alabama v. Abbott Laboratories, Inc., et al. This case was filed against Amgen and Immunex on January 26, 2005, in the Circuit Court of Montgomery County, Alabama. On July 13, 2005, defendants filed a notice of removal from Circuit Court to U.S. District Court for the Middle District of Alabama. This case was remanded to state court by order dated August 11, 2005. Defendants’ motions to dismiss were denied on October 13, 2005. Amgen and Immunex filed their answer to plaintiff’s second amended complaint on January 30, 2006. On October 11, 2006, this case was removed to the United States District Court for the Middle District of Alabama. On November 3, 2006, this case was remanded to state court. On January 22, 2007, the state court issued an order assigning defendants into four tracks for trial. Amgen and Immunex were assigned to Track 4. The Track 1 trial commenced on February 11, 2008.

People of State of Illinois v. Abbott Laboratories, Inc., et al. This case was filed against Amgen and Immunex on February 7, 2005 in the Circuit Court for Cook County, Illinois. Defendants filed their motions to dismiss the complaint on June 7, 2005. A hearing on plaintiffs’ opposition to the proposed transfer of this case to the MDL proceeding in Boston was considered by the Joint Panel on Multidistrict Litigation on November 17, 2005. This case was remanded to state court by order dated March 16, 2006. On October 11, 2006, this case was removed to United States District Court for the Northern District of Illinois. On December 14, 2006, the case was transferred to the MDL proceeding. A hearing before the Massachusetts District Court on Plaintiff’s motion to remand was held on February 1, 2007. On September 1, 2007, the case was remanded to the Circuit Court for Cook County, Illinois. Defendants have filed a joint motion to dismiss and a hearing on the motions to dismiss is set for March 13, 2008.

County of Erie v. Abbott Laboratories, Inc., et al. This case was filed against Amgen and Immunex on March 8, 2005, in the Supreme Court of New York, Erie County. The complaint alleges that all defendants

AMGEN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

State of Mississippi v. Abbott Laboratories, Inc., et al. This case was filed against Amgen and Immunex, along with several other pharmaceutical manufacturers, on October 20, 2005 in the Chancery Court of Hinds County, Mississippi, First Judicial District. The complaint alleges that defendants reported prices for certain products in a manner that allegedly inflated reimbursement under the Mississippi state Medicaid program. On October 11, 2006, this case was removed to United States District Court for the Northern District of Mississippi. On October 25, 2006, the case was transferred to the MDL proceeding. A hearing before the Massachusetts District Court on Plaintiff’s motion to remand was held on February 1, 2007. On September 1, 2007, the case was remanded to the Chancery Court of Hinds County, Mississippi, First Judicial District. On December 13, 2007, Defendants’ motion to dismiss for subject matter jurisdiction was denied.

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

State of Alaska v. Abbott Laboratories, Inc., et al. This case was filed against Amgen and Immunex, along with several other pharmaceutical manufacturers, on October 6, 2006 in the Alaska Superior Court in Anchorage, Alaska. The compliant alleges that Amgen and Immunex, together with many other pharmaceutical manufacturers, reported prices for certain products in a manner that allegedly inflated reimbursement under the Alaska state Medicaid program. Amgen and Immunex were served with the complaint on October 19, 2006. Amgen and Immunex filed motions to dismiss on January 5, 2007. A hearing on Defendants’, which includes Amgen and Immunex together with other pharmaceutical manufacturers, motions to dismiss was held on May 9, 2007. At the May hearing, the court orally denied the joint motion to dismiss. A tentative trial date of April 2010 has been set. On February 4, 2008, Immunex was dismissed from the case without prejudice.

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

IUOE, Local 68 v. AstraZeneca, PLC, et al. This case was filed against Amgen and Immunex, along with several other pharmaceutical manufacturers, on June 30, 2003 in the Superior Court of New Jersey, Monmouth County. The complaint alleges that Amgen and Immunex, together with many other pharmaceutical manufacturers, reported prices for certain products in a manner that allegedly inflated reimbursement under the New Jersey state Medicaid program. Defendants filed a motion to remove the case to

AMGEN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

federal court; however, the case was remanded to state court on April 14, 2006. A hearing on Defendants’ motion to dismiss is scheduled for April 20, 2007. A hearing on Defendants’, which includes Amgen and Immunex together with other pharmaceutical manufacturers, motions to dismiss was held on April 5, 2007 in which Defendants’ motions were denied. In September 2007, Plaintiff filed notice that it will be filing a motion to dismiss without prejudice those defendants that are also defendants in the Citizens for Consumer Justice action. The parties are currently engaged in discovery.

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

Immunex Governmental Investigations

According to press reports, many pharmaceutical companies are under investigation by the U.S. Department of Justice, the U.S. Department of Health and Human Services, and/or state agencies related to the pricing of their products. Immunex received notices from the U.S. Department of Justice requesting the production of documents in connection with a Civil False Claims Act investigation of the pricing of Immunex’s current and former products for sale and eventual reimbursement by Medicare or state Medicaid programs. Immunex also received similar requests to procure documents from the U.S. Department of Health and Human Services and state agencies. Several of Immunex’s current and former products are, or were, regularly sold at substantial discounts from list price. The Company does not know what action, if any, the federal government or any state agency may take as a result of their investigations.

State Attorney General AMP/AWP Investigations

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

Johnson & Johnson Matters

Arbitration/Demand for Separate BLA

On November 11, 2003, Ortho Biotech Products, L.P., Ortho Biotech Inc., and Ortho-McNeil Pharmaceutical (each a wholly owned subsidiary of Johnson & Johnson, collectively, “Ortho”) filed a demand for arbitration against the Company before the American Arbitration Association in Chicago, Illinois. In its demand, Ortho seeks declaratory relief that, among other things, (i) Ortho has the right under the parties’ Product License Agreement to apply for its own FDA license to market its brand of recombinant erythropoietin, PROCRIT®, based on bulk product supplied by the Company, (ii) the Company must cooperate with Ortho to achieve Ortho’s separate FDA licensure, (iii) pending FDA approval of Ortho’s separate license, the Company must continue to supply Ortho with Ortho’s commercial requirements of finished erythropoietin products and (iv) pending FDA approval of Ortho’s separate license, the Company must cooperate with Ortho on erythropoietin development projects, including Ortho’s proposal for a 120,000 unit per ml formulation.

AMGEN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On July 12, 2006, a hearing was held on the motions for summary judgment submitted by Amgen and Ortho before the arbitration panel. Both parties’ respective motions were denied. From September 11-15, 2006, a final arbitration hearing was held before the arbitration panel in Chicago, Illinois. Closing arguments were held before the panel on November 29, 2006.

Ortho Biotech Antitrust Litigation

On October 11, 2005, Ortho Biotech Products, L.P. (“Ortho Biotech”) filed suit in the United States District Court for the District of New Jersey (the “New Jersey District Court”) against Amgen alleging violations of §§ 1 & 2 of the Sherman Act, §15 U.S.C. Sections 1 and 2. The complaint sought a preliminary injunction to enjoin Amgen from offering discounts to oncology clinics on its G-CSF products (NEUPOGEN® and Neulasta®) and Aranesp® if customers purchased certain amounts of both types of products. Ortho Biotech also seeks a permanent injunction against such discounts, as well as damages it has allegedly sustained by virtue of Amgen’s contracting program.

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

On November 22, 2006, the New Jersey District Court ruled that Ortho Biotech had not demonstrated irreparable harm to justify the granting of a preliminary injunction and therefore, denied Ortho Biotech’s motion. On October 18, 2007, the New Jersey District Court revised its previously-entered discovery Order and entered a new Order extending the date of discovery deadlines and summary judgment deadlines to second and third quarters of 2008. No trial date has been set.

Ortho Biotech Spillover Arbitration

On October 25, 2007, Ortho Biotech filed an arbitration demand with the American Arbitration Association, pursuant to a prior arbitral order and the parties’ product license agreement, in an attempt to reform the established methodology which accounts for U.S. Epoetin alfa sales into the other party’s contractual market segment, or spillover sales. Ortho alleges that introduction of Aranesp® affected a “fundamental change” in the U.S. ESA market and correspondingly rendered the previously-established spillover methodology inaccurate and unreliable. Under its demand, Ortho seeks a new order reforming the spillover methodology and, assuming that a new methodology is approved, retroactive application of the methodology back to the introduction of Aranesp®. The Company disputes these allegations.

Roche Matters

Amgen Inc. v. F. Hoffmann-La Roche Ltd., et al.

On November 8, 2005, Amgen filed a lawsuit in the Massachusetts District Court in Boston, Massachusetts against F. Hoffmann-La Roche Ltd., Roche Diagnostics GmbH, and Hoffmann-La Roche, Inc. (collectively, “Roche”) seeking a declaration by the Court that defendants’ importation, use, sale or offer to sell peg-EPO infringes Amgen’s patents. Amgen alleged infringement of six of its U.S. Patents that claim erythropoietin products (“EPO”), pharmaceutical compositions, and processes for making erythropoietin, specifically U.S. Patent Nos. 5,756,349; 5,621,080; 5,618,698; 5,955,422; 5,547,933 and 5,441,868. Amgen is seeking a permanent injunction preventing the defendants from making, importing, using, offering for sale or selling recombinant human EPO, including pegylated EPO, in the United States. On March 9, 2006, Ortho Biotech filed a motion to intervene as a plaintiff in the lawsuit.

AMGEN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

On October 20, 2006, the Massachusetts District Court denied Roche’s motion to dismiss based upon lack of subject matter jurisdiction and denied Ortho Biotech’s motion to intervene in the lawsuit. On October 23, 2006, a scheduling conference was held in which the judge set September 2007 as the target date for the trial to commence. On November 6, 2006, Roche filed an answer to the complaint in which Roche denies that they infringe the patents-in-suit, assert legal and equitable defenses and counterclaims including non-infringement, patent invalidity, patent unenforceability, patent misuse, as well as accusing Amgen of violating state and federal antitrust and unfair competition law. On November 27, 2006, Amgen filed a motion to dismiss Roche’s counterclaims I-IX and XII and a motion to strike certain of Roche’s affirmative defenses. Roche opposed the motions on December 8, 2006. On December 15, 2006, Ortho Biotech filed an appeal to the Court of Appeals for the Federal Circuit to overturn the denial of its motion to intervene. On December 20, 2006, the Massachusetts District Court denied Amgen’s motion to dismiss counterclaims I and VI, allowed without prejudice Amgen’s motion to dismiss counterclaim II and denied Amgen’s motion to strike except Roche’s equitable estoppel defense, for which the court granted the motion to strike without prejudice. On February 26, 2007, the parties filed a stipulation to dismiss with prejudice Ortho’s appeal before the Massachusetts District Court’s denial of its motion to intervene.

On March 5, 2007, Amgen and Roche filed opening briefs setting forth respective proposals for the Massachusetts District Court construction of the claims of the patents. On March 7, 2007, the United States Court of Appeals for the Federal Circuit dismissed Ortho’s appeal as requested in the parties’ stipulation. On March 19, 2007, the parties filed their responsive briefs with respect to construction of the patent claims. On March 30, 2007, the District Court dismissed Roche’s counterclaim II related to alleged sham litigation and affirmative defense XII relating to equitable estoppel and denied the motion to dismiss Roche’s remaining counterclaims and affirmative defenses. The Massachusetts District Court also stated that the case would be tried by a jury so long as Roche’s antitrust counterclaims remain in the case. On April 2, 2007, Roche filed its Amended Answer and Counterclaims pursuant to the Massachusetts District Court’s March 30 Order. On April 16, 2007, Amgen filed its Answer to Roche’s Amended Answer and Counterclaims. On April 17, 2007, the Massachusetts District Court held a Markman Hearing during which the parties presented their proposed constructions of the claims of the patents-in-suit. The District Court announced its working-construction of many of the claim terms in dispute during the April 17, 2007 hearing, but has not yet issued a written decision with respect to claim construction.

On June 5, 2007, the Massachusetts District Court entered the parties’ Joint Stipulation for Dismissal of Amgen’s Claim for Declaratory Judgment of Infringement of U.S. Patent No. 5,621,080. During June and July of 2007, the parties filed the following motions for summary judgment:

1.	On June 11, 2007, Roche filed its Motion for Summary Judgment of Non-Infringement of Claim 1 of Patent No. ‘422 and Claims 9 and 12 of Patent No. ‘933.

2.	On June 11, 2007, Roche filed its Motion for Summary Judgment that Claim 1 of the ‘422 Patent is Invalid Under 35 U.S.C. § 112.

3.	On June 11, 2007, Roche filed its Motion for Summary Judgment that Claim 10 of the ‘933 Patent is Invalid on the Grounds of Failure to Comply with Claim Differentiation Under § 112, paragraph 4.

AMGEN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	On June 12, 2007, Roche filed its Motion for Summary Judgment that the Claims of Patents-In-Suit Are Invalid For Double Patenting Over Amgen ‘016 Patent by F. Hoffmann-LaRoche LTD, Roche Diagnostics GmbH and Hoffmann LaRoche Inc.

5.	On June 14, 2007, Roche filed its Motion for Summary Judgment that the Asserted Claims of the ‘933 Patent are Invalid for Indefiniteness and Lack of Written Description.

6.	On June 14, 2007, Amgen filed its Motion for Summary Judgment of No Obviousness-Type Double Patenting.

7.	On June 15, 2007, Amgen filed its Motion for Summary Judgment of Infringement of ‘422 Claim 1, ‘933 Claim 3 and ‘698 Claim 6.

8.	On June 15, 2007, Amgen filed its Motion for Summary Judgment on Roche’s Antitrust and State Law Counterclaims.

9.	On June 20, 2007, Amgen filed its Motion for Summary Judgment that Dr. Lin’s Asserted Claims are Definite, Adequately Described and Enabled.

10.	On June 22, 2007, Roche filed its Motion for Summary Judgment that Claim 7 of Patent No. 5,756,349 is Invalid Under 35 U.S.C. § 112 and is Not Infringed.

11.	On June 22, 2007, Amgen filed its Motion for Summary Judgment of No Inequitable Conduct.

12.	On July 3, 2007, Roche filed its Motion for Summary Judgment that Claim 1 of ‘422 is Invalid for Indefiniteness and Lack of Written Description.

13.	On July 3, 2007, Roche filed its Motion for Summary Judgment that Amgen is Estopped from Asserting Infringement Under the Doctrine of Equivalents of the Asserted Claims of the ‘933 and ‘422 Patents.

14.	On July 3, 2007, Roche filed its Motion for Summary Judgment that Amgen is Estopped from Asserting Infringement Under the Doctrine of Equivalents of the Asserted Claims of the ‘698 and ‘868 Patents.

On July 3, 2007, the Massachusetts District Court issued a written decision with respect to claim construction. At a July 17, 2007 hearing, the Massachusetts District Court denied from the bench five of Roche’s motions for summary judgment, consisting of numbered items 1-5 listed above, relating to non-infringement and invalidity. The Court also denied Amgen’s Motion for Summary Judgment of No Inequitable Conduct, item 11 above. The Court also ruled that Roche’s antitrust claim will be tried in December of 2007 after the other claims and the jury trial on the patent case will commence on September 4, 2007 and continue until no later than October 17, 2007.

On August 27, 2007, the Massachusetts District Court granted Amgen’s motions for summary judgment that the ‘349, ‘422 and ‘933 patents are not invalid for obviousness-type double patenting over the `008 patent and that certain of the asserted patent claims are not invalid for indefiniteness, lack of written description or lack of enablement. On August 28, 2007, the Massachusetts District Court granted Amgen’s motion for summary judgment of infringement of claim 1 of the ‘422 patent and denied all of the parties’ remaining pending summary judgment motions, except Amgen’s motion for summary judgment relating to Roche’s antitrust allegations, which the Massachusetts District Court has taken under advisement. During the period starting September 4, 2007 and ending October 18, 2007, Amgen’s patent infringement claims were tried before a jury along with certain of Roche’s defenses and counterclaims of non-infringement and patent invalidity. Roche’s defenses and counterclaims of invalidity based on obviousness-type double patenting and unenforceability based on alleged inequitable conduct were tried to the Massachusetts District Court in separate proceedings. On September 25, 2007, the Massachusetts District Court granted judgment as a matter of law that Roche had not satisfied its burden of proving that ‘422 claim 1 is anticipated. On October 16, 2007, the Massachusetts District Court granted

AMGEN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

judgment as a matter of law that Amgen had not satisfied its burden to prove that Roche’s peg-EPO product infringes claim 7 of the ‘349 patent. On October 17, 2007, the Massachusetts District Court granted judgment as a matter of law that Amgen had not satisfied its burden to prove that Roche’s peg-EPO product infringes claim 9 of the ‘933 patent. On October 23, 2007, the jury rendered a verdict that ten claims of the ‘933, ‘868 and ‘698 patents will be infringed by Roche and that all asserted claims of the ‘422, ‘933, ‘868, ‘698 and ‘349 patents are valid. On the same day, the Massachusetts District Court ruled that Roche did not meet its burden to prove inequitable conduct by Amgen during patent prosecution. On October 30, 2007, the Massachusetts District Court granted Roche’s post-trial motion that Amgen had failed to prove that Roche will infringe claim 12 of the `933 patent under the Doctrine of Equivalents, overturning the jury’s verdict of patent infringement. The Massachusetts District Court has yet to rule on certain of Roche’s invalidity defenses of obviousness-type double patenting, on whether Roche infringes claim 14 of the ‘933 patent or on Amgen’s summary judgment motion relating to Roche’s antitrust allegations. An evidentiary hearing was held on November 15, 2007 and December 5-7, 2007 which the Massachusetts District Court heard evidence concerning Amgen’s request for a permanent injunction to prevent Roche from commercializing its peg-EPO product in the United States until expiration of the infringed patents, the latest of which expires in 2013.

On December 26, 2007, Amgen and Roche filed post-trial motions. Further briefing was filed on January 25, 2008. A hearing on these motions is currently set for February 28, 2008. Amgen also has a pending motion requesting that the Massachusetts District Court enter a permanent injunction to prevent Roche from commercializing MIRCERA® in the United States during the term of Amgen’s patents which have been found to be infringed by Roche. Roche in turn has requested the Massachusetts District Court’s authorization to sell MIRCERA® in the United States under the terms of a proposal that would include a royalty payment to Amgen.

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

On October 11, 2006, Amgen filed a petition for review of the ITC’s decision with the United States Court of Appeals for the Federal Circuit. On January 29, 2007, Amgen timely filed its brief in support of its petition for review. On August 7, 2007, the Court of Appeals for the Federal Circuit held a hearing on Amgen’s Petition.

Amgen Inc., et al. v. Ariad Pharmaceuticals, Inc.

On April 20, 2006, Amgen, Immunex, Amgen USA Inc., Amgen Manufacturing, Limited and Immunex Rhode Island Corporation (the “Amgen Entities”) filed a complaint against Ariad Pharmaceuticals, Inc. (“Ariad”) in the United States District Court for the district of Delaware (the “Delaware District Court”) requesting that the

AMGEN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

court declare all of the claims of U.S. Patent Number 6,410,516 (the “‘516 patent”) invalid and not infringed by any activities related to ENBREL or Kineret®. The ‘516 patent is exclusively licensed to Ariad. Ariad was served with the complaint on April 24, 2006. On June 14, 2006, Ariad filed a motion to dismiss with the Delaware District Court, which Amgen opposed on June 28, 2006.

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

On March 27, 2007, the Delaware District Court denied Ariad’s renewed motion to dismiss for failure to name indispensable parties or in the alternative to transfer. On April 13, 2007, the Amgen Entities filed an amended complaint for declaratory judgment of invalidity and non-infringement against Ariad and the Whitehead Institute for Biomedical Research (the “Whitehead Institute”). On April 13, 2007, Ariad, the Whitehead Institute, Massachusetts Institute of Technology (“MIT”) and The President and Fellows of Harvard College (“Harvard”) filed an answer to Amgen’s amended complaint and a counterclaim against the Amgen Entities and Wyeth for patent infringement. On April 13, 2007, Ariad, the Whitehead Institute, MIT and Harvard also filed a complaint in the Delaware District Court against Amgen and Wyeth for patent infringement of the ‘516 patent.

On May 30, 2007, Ariad filed a motion for leave to file amended counterclaims to assert additional claims for infringement of U.S. Patent Nos. 6,150,090 and 5,804,374. Amgen opposed Ariad’s motion. The Court scheduled trial for November 2008. The Delaware District Court granted Ariad’s motion for leave on September 13, 2007, and Ariad filed its amended counterclaims. On October 9, 2007 Amgen filed its reply to Ariad’s amended counterclaims. The Court scheduled a separate trial in March 2009 on the two additional patents, U.S. Patent Nos. 6,150,090 and 5,804,374.

On December 11, 2007, Wyeth and Ariad filed a stipulated dismissal without prejudice and the Delaware District Court granted the motion on December 12, 2007.

Human Genome Sciences Litigation

On August 30, 2007, Human Genome Sciences (“HGS”) filed an action under 35 U.S.C. §146 against Amgen Inc. and Immunex Corporation (“Amgen”) in the United States District Court for the district of Delaware (“Delaware District Court”) to review the judgment entered July 27, 2007 by the Board of Patent Appeals and Interferences in Interference No. 105,381. Amgen filed its Answer and Counterclaims to the complaint on October 22, 2007 and HGS filed its reply on November 9, 2007. The Court ordered a Rule 16 scheduling teleconference for November 15, 2007. The Court called for letter briefs from the parties to clarify the issues on appeal and to assist the Court in determining the scope of discovery in this action.

On November 30, 2007, HGS filed an action under 35 U.S.C. §146 against Amgen in the Delaware District Court to review a Decision on Motions entered on July 26, 2007 and the Final Judgment entered November 20, 2007 by the Board of Patent Appeals and Interferences in Interference No. 105,240. On January 16, 2008, Amgen filed a motion to dismiss the complaint with prejudice pursuant to Rule 12(b)(1) for lack of subject matter jurisdiction and Rule 12(b)(6) for failure to state a claim.

AMGEN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Federal Securities Litigation — In re Amgen Inc. Securities Litigation

The six federal class action shareholder complaints filed against Amgen Inc., Kevin W. Sharer, Richard D. Nanula, Dennis M. Fenton, Roger M. Perlmutter, Brian M. McNamee, George J. Morrow, Edward V. Fritzky, Gilbert S. Omenn and Franklin P. Johnson, Jr., (the “Federal Defendants”) in the United States District Court for the Central District of California (the “California Central District Court”) on April 17, 2007 (Kairalla v. Amgen Inc., et al.), May 1, 2007 (Mendall v. Amgen Inc., et al. & Jaffe v. Amgen Inc., et al.), May 11, 2007 (Eldon v. Amgen Inc., et al.), May 21, 2007 (Rosenfield v. Amgen Inc., et al.) and June 18, 2007 (Public Employees’ Retirement Association of Colorado v. Amgen Inc., et al.) were consolidated by the California Central District Court into one action captioned In re Amgen Inc. Securities Litigation. The consolidated complaint was filed with the California Central District Court on October 2, 2007. The consolidated complaint alleges that Amgen and these officers and directors made false statements that resulted in: (i) deceiving the investing public regarding Amgen’s prospects and business; (ii) artificially inflating the prices of Amgen’s publicly traded securities and (iii) causing plaintiff and other members of the Class to purchase Amgen publicly traded securities at inflated prices. The complaint also makes off-label marketing allegations that, throughout the class period, the Federal Defendants improperly marketed Aranesp® and EPOGEN® for off-label uses while aware that there were alleged safety signals with these products. The plaintiffs seek class certification, compensatory damages, legal fees and other relief deemed proper. The Federal Defendants filed a motion to dismiss on November 8, 2007. On February 4, 2008, the California Central District Court granted in part and denied in part the Federal Defendants’ motion to dismiss the consolidated amended complaint. Specifically, the California Central District Court granted the Federal Defendants’ motion to dismiss as to individual defendants Fritzky, Omenn, Johnson, Fenton and McNamee, but denied the Federal Defendants’ motion to dismiss as to individual defendants Sharer, Nanula, Perlmutter and Morrow. The California Central District Court granted plaintiffs leave to amend the complaint.

State Derivative Litigation — Larson v. Sharer et al

The three state shareholder derivative complaints filed against Amgen Inc., Kevin W. Sharer, George J. Morrow, Dennis M. Fenton, Brian M. McNamee, Roger M. Perlmutter, David Baltimore, Gilbert S. Omenn, Judith C. Pelham, Frederick W. Gluck, Jerry D. Choate, J. Paul Reason, Frank J. Biondi, Jr., Leonard D. Schaeffer, Frank C. Herringer, Richard D. Nanula, Willard H. Dere, Edward V. Fritzky, Franklin P. Johnson, Jr. and Donald B. Rice as defendants (the “State Defendants”) on May 1, 2007 (Larson v. Sharer, et al. & Anderson v. Sharer, et al.), and August 13, 2007 (Weil v. Sharer, et al.) in the Superior Court of the State of California, Ventura County (the “Superior Court”) were consolidated by the Superior Court under one action captioned Larson v. Sharer et al. The consolidated complaint was filed on July 5, 2007. The complaint alleges that the State Defendants breached their fiduciary duties, wasted corporate assets, were unjustly enriched and violated the California Corporations Code. Plaintiffs allege that the State Defendants failed to disclose and/or misrepresented results of Aranesp® clinical studies, marketed both Aranesp® and EPOGEN® for off-label uses and that these actions or inactions caused shareholders to suffer damages. The complaints also allege insider trading by the State Defendants. The plaintiffs seek treble damages based on various causes of action, reformed corporate governance, equitable and/or injunctive relief, restitution, disgorgement of profits, benefits and other compensation, and legal costs. A hearing on defendants’ motion to dismiss and other motions is currently scheduled for March 13, 2008.

Federal Derivative Litigation

On May 7, 2007, the shareholder derivative lawsuit of Durgin v. Sharer, et al. was filed in the California Central District Court and named Amgen Inc., Kevin W. Sharer, George J. Morrow, Dennis M. Fenton, Brian M. McNamee, Roger M. Perlmutter, David Baltimore, Gilbert S. Omenn, Judith C. Pelham, Frederick W. Gluck, Jerry D. Choate, J. Paul Reason, Frank J. Biondi, Jr., Leonard D. Schaeffer, Frank C. Herringer, Richard D. Nanula, Edward V. Fritzky and Franklin P. Johnson, Jr. as defendants. The complaint alleges the same claims

AMGEN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

and requests the same relief as in the state shareholder derivative complaints filed in Superior Court. The case has been stayed for all purposes until thirty days after a final ruling on the motion to dismiss by the California Central District Court in the In re Amgen Inc. Securities Litigation action.

On September 21, 2007, the shareholder derivative lawsuit of Rosenblum v. Sharer, et al. was filed in the California Central District Court. The complaint alleges that the defendants breached their fiduciary duties, wasted corporate assets and were unjustly enriched. Plaintiffs allege that the defendants failed to disclose and/or misrepresented results of Aranesp® clinical studies, marketed both Aranesp® and EPOGEN® for off-label uses and that these actions or inactions as well as the Amgen market strategy caused damage to the Company resulting in several inquiries, investigations and lawsuits that are costly to defend. The complaint also alleges insider trading by the defendants. The plaintiffs seek treble damages based on various causes of action, reformed corporate governance, equitable and/or injunctive relief, restitution, disgorgement of profits, benefits and other compensation, and legal costs. The case has been stayed for all purposes until thirty days after a final ruling on the motion to dismiss by the California Central District Court in the In re Amgen Inc. Securities Litigation action.

ERISA Litigation

On August 20, 2007, the ERISA class action lawsuit of Harris v. Amgen Inc., et al. was filed against Amgen and certain members of its Board of Directors in the California Central District Court. Plaintiffs claim that Amgen and various Board members breached their fiduciary duties by failing to inform current and former employees who participated in the Amgen Retirement and Savings Manufacturing Plan and the Amgen Savings Plan of the alleged off-label promotion of both Aranesp® and EPOGEN® while a number of studies allegedly demonstrated safety concerns in patients using ESAs. On February 4, 2008, the California Central District Court dismissed the complaint with prejudice as to plaintiff Harris, who had filed claims against Amgen Inc. The claims alleged by the second plaintiff, Ramos, were also dismissed but the court granted the plaintiff leave to amend his complaint.

Third-party Payors Litigation

On June 5, 2007 the United Food & Commercial Workers Central Pennsylvania and Regional Health & Welfare Fund v. Amgen Inc., on June 7, 2007 the Vista Healthplan Inc. v. Amgen Inc., on June 14, 2007, the Painters District Council No. 30 Health & Welfare Fund v. Amgen. Inc., on August 8, 2007, Ironworkers v. Amgen Inc., on August 15, 2007 Watters (State of Michigan) v. Amgen Inc. and August 28, 2007, Sheet Metal v. Amgen Inc putative class action lawsuits were filed by third-party payors against Amgen in the California Central District Court. In each action, the plaintiff alleges that Amgen marketed its anemia medicines, EPOGEN® and Aranesp®, for “off-label” uses, or uses that are not approved by the FDA, and claims that, as a result, the plaintiff paid for unwarranted prescriptions. Specifically, the complaints allege that Amgen promoted EPOGEN® and Aranesp® for: treating cancer patients who are not on chemotherapy; treating quality of life symptoms associated with anemia, such as fatigue; and reaching Hb targets above the FDA-approved level. Each plaintiff asserts claims under California’s consumer protection statutes and for breach of implied warranty and unjust enrichment and plaintiffs seek to represent a nationwide class of individuals and entities.

On October 29, 2007, in the United Food & Commercial Workers Central Pennsylvania and Regional Health & Welfare Fund v. Amgen Inc., the Vista Healthplan Inc. v. Amgen Inc., and the Painters District Council No. 30 Health & Welfare Fund v. Amgen. Inc. third-party payor class actions, a motion to dismiss and a motion to transfer each of the three cases were heard before California Central District Court. On November 13, 2007, the United Food & Commercial Workers Central Pennsylvania and Regional Health & Welfare Fund v. Amgen Inc. case was transferred to the U.S. District Court for the District of Pennsylvania, the Vista Healthplan Inc. v. Amgen Inc. case was transferred to the U.S. District Court for the Southern District of Florida and the Painters District Council No. 30 Health & Welfare Fund v. Amgen. Inc. case was transferred to the U.S. District Court for the Northern District of Illinois. On December 4, 2007, the Watters (State of Michigan) v. Amgen Inc. case was

AMGEN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

transferred to the U.S. District Court for the Eastern District of Michigan. On January 25, 2008, the Ironworkers lawsuit was transferred back to District court in New Jersey. On February 4, 2008, the Judge will hear defendants’ motion to dismiss and motion to transfer the Sheet Metal lawsuit back to the Middle District of Pennsylvania.

On January 10, 2008, plaintiffs in the United Food lawsuit brought a motion before the Judicial Panel on Multi-District Litigation seeking to have the five third-party payor lawsuits consolidated into one MDL case and assigned to the N.D. of Illinois. Defendants filed an opposition to the MDL consolidation motion on February 3, 2008.

On January 11, 2008, the Vista Healthplan lawsuit was voluntarily dismissed.

Federal Antitrust Litigation

On November 2, 2007, the Sheet Metal Workers National Health Fund filed suit in the United States District Court for the District of New Jersey against Amgen Inc. and Amgen USA Inc. The lawsuit alleges both federal and state antitrust violations as well as violations of California’s Unfair Competition Law. The complaint alleges that Amgen engaged in an “anti-competitive tying arrangement and pricing scheme” involving the sale of three of our marketed products, NEUPOGEN®, Neulasta® and Aranesp®. Plaintiff seeks injunctive and compensatory relief for this alleged anticompetitive behavior. Amgen filed a motion to dismiss the complaint on January 18, 2008.

Other

In February 2006, Amgen received service of a subpoena from the U.S. Attorney’s Office for the District of Massachusetts for the production of documents relating to Amgen’s business relationship with a long-term care pharmacy organization concerning several of our products. Amgen is cooperating in responding to the subpoena.

On February 19, 2007, Amgen received an informal inquiry from the SEC’s Atlanta District Office regarding the Danish Head and Neck Cancer (DAHANCA) 10 study. The SEC’s Atlanta District Office transferred the inquiry to the Los Angeles office in late 2007. Amgen has agreed to voluntarily produce certain information and documentation related to a number of ESA studies.

On May 10, 2007, Amgen received a subpoena from the Attorney General of the State of New York seeking documents related to Amgen’s promotional activities, sales and marketing activities, medical education, clinical studies, pricing and contracting, license and distribution agreements and corporate communications. Amgen intends to fully cooperate in responding to the subpoena.

On May 14, 2007, Amgen was served with a shareholder demand on the Board of Directors (“Board”) to establish a Special Litigation Committee to investigate potential breaches of fiduciary duties by current and/or former officers and directors of the Company (the “Individuals”). Shareholders allege that the Individuals violated core fiduciary duties, causing Amgen to suffer damages. Shareholders seek to recover from the Individuals (i) damages resulting from their breach of fiduciary duties, (ii) monies and benefits improperly granted to them, (iii) insider trading proceeds and (iv) all costs associated with the inquiry by the SEC. Shareholders also demand that the Board make a claim under the Company’s Errors and Omissions Policy in the amount of the damages and that the Board commence an action within 90 days.

On October 25, 2007, Amgen received a subpoena from the U.S. Attorney’s Office, Eastern District of New York, for production of documents relating to its products. Amgen is fully cooperating with the request.

On November 1, 2007, Amgen received a subpoena from the U.S. Attorney’s Office, Western District of Washington, for production of documents relating to its products. Amgen is fully cooperating with the request.

AMGEN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On January 14, 2008, Amgen received a subpoena from the New Jersey Attorney General’s Office for production of documents relating to one of its products. Amgen intends to cooperate fully in responding to the subpoena.

On January 14, 2008, the Attorney General for the State of Louisiana as parens patriae on behalf of the State of Louisiana and its citizens and the Louisiana Department of Health and Hospitals filed a lawsuit in the Civil District Court for the Parish of Orleans, State of Louisiana against Amgen alleging state law antitrust violations under the Louisiana Revised Statutes. The complaint seeks damages including treble damages, attorneys’ fees and costs. Amgen was served with the complaint on January 31, 2007. Amgen removed the case to the U.S. District Court for the Eastern District of Louisiana on February 13, 2008.

In the ordinary course of business, we are involved in various legal proceedings and other matters, including those discussed in this Note. While it is not possible to accurately predict or determine the eventual outcome of these items, one or more of these items currently pending could have a material adverse effect on our consolidated results of operations, financial position or cash flows.

11. Segment information

We operate in one business segment — human therapeutics. Therefore, results of our operations are reported on a consolidated basis for purposes of segment reporting. Enterprise-wide disclosures about product sales, revenues and long-lived assets by geographic area, and revenues from major customers are presented below.

Revenues

Revenues consisted of the following (in millions):

	Years ended December 31,
	2007	2006	2005
Product sales:
Aranesp® — U.S.	$2,154	$2,790	$2,104
Aranesp® — International	1,460	1,331	1,169
EPOGEN® — U.S.	2,489	2,511	2,455
Neulasta® — U.S.	2,351	2,217	1,900
NEUPOGEN® — U.S.	861	830	805
Neulasta® — International	649	493	388
NEUPOGEN® — International	416	383	411
ENBREL — U.S.	3,052	2,736	2,470
ENBREL — International	178	143	103
Sensipar® — U.S.	333	238	122
Sensipar® — International	130	83	35
Vectibix™ — U.S.	170	39	—
Other	68	64	60

Total product sales	14,311	13,858	12,022
Other revenues	460	410	408

Total revenues	$14,771	$14,268	$12,430

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

AMGEN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

customer. The geographic classification of all other revenues was based upon the domicile of the entity from which the revenues were earned. Information is as follows (in millions):

	Years ended December 31,
	2007	2006	2005
Revenues:
United States	$11,887	$11,782	$10,298
Foreign countries	2,884	2,486	2,132

Total revenues	$14,771	$14,268	$12,430

	December 31,
	2007	2006
Long-lived assets:
United States	$4,025	$4,213
Foreign countries	1,916	1,708

Total long-lived assets	$5,941	$5,921

Major customers

In the United States, we sell primarily to wholesale distributors of pharmaceutical products. We utilize these wholesale distributors as the principal means of distributing our products to healthcare providers, such as physicians or their clinics, dialysis centers, hospitals and pharmacies. Outside the United States, our products are principally distributed to hospitals and wholesalers depending upon the distribution practice in each country for which the product has been launched. We monitor the financial condition of our larger customers and limit our credit exposure by setting appropriate credit limits, requiring collateral and obtaining credit insurance, where appropriate. We had three large wholesaler customers each accounting for more than 10% of total revenues for the years ended December 31, 2007, 2006 and 2005. On a combined basis, these distributors accounted for 57% and 71% of total worldwide gross revenues and U.S. gross product sales, respectively, for 2007, as noted in the following table (dollar amounts in millions):

	Years ended December 31,
	2007	2006	2005
AmerisourceBergen Corporation
Gross product sales	$6,124	$6,523	$5,593
% of total gross revenues	31%	35%	34%
% of U.S. gross product sales	39%	42%	41%
Cardinal Health, Inc.
Gross product sales	$2,715	$2,490	$2,752
% of total gross revenues	14%	13%	17%
% of U.S. gross product sales	17%	16%	20%
McKesson Corporation
Gross product sales	$2,398	$2,427	$2,534
% of total gross revenues	12%	13%	15%
% of U.S. gross product sales	15%	15%	19%

At December 31, 2007 and 2006, amounts due from these three large wholesalers each exceeded 10% of gross trade receivables, and accounted for 57% and 50%, respectively, of net trade receivables on a combined basis. At December 31, 2007 and 2006, 35% and 31%, respectively, of trade receivables, net were due from customers located outside the United States, primarily in Europe. Our total allowance for doubtful accounts as of December 31, 2007 and 2006 was not material.

AMGEN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Accrued liabilities

Accrued liabilities consisted of the following (in millions):

	December 31,
	2007	2006
Sales incentives	$1,064	$1,079
Employee compensation and benefits	888	1,068
Clinical development costs	406	320
Accrued royalties	212	189
Income taxes	191	1,057
Other	1,040	876

	$3,801	$4,589

13. Fair values of financial instruments

Short-term assets and liabilities

The fair value of available-for-sale investments is based on quoted market prices. The fair values of cash equivalents, accounts receivable and accounts payable approximate their carrying value due to the short-term nature of these financial instruments.

2011 and 2013 Convertible Notes

The fair values of the 2011 and 2013 Convertible Notes at December 31, 2007 and 2006 were approximately $2.3 billion and $2.2 billion, respectively, and $2.5 billion and $2.5 billion, respectively, and are based on market prices.

2032 Modified Convertible Notes

The fair value of the 2032 Modified Convertible Notes at December 31, 2007 and 2006 were approximately $54 million and $1.8 billion, respectively, and are based on market prices.

Other long-term notes

The fair values of the 2008 Floating Rate Notes, the 2017 Notes and the 2037 Notes at December 31, 2007 were $2.0 billion, $1.1 billion and $939 million, respectively. The fair values of the 2009 Notes and the 2014 Notes at December 31, 2007 and 2006 were $2.0 billion and $1.9 billion, respectively. The fair values of the Century Notes at December 31, 2007 and 2006 were approximately $134 million and $236 million, respectively. The fair values for other long-term notes were based on market prices.

14. Other

In 2007, we recorded a loss accrual for an ongoing commercial legal proceeding, and recorded an expense of $34 million. In 2005, we settled certain legal matters, primarily related to a patent legal proceeding, and recorded an expense of $49 million, net of amounts previously accrued. These amounts are included in “Other items (primarily certain restructuring costs in 2007)” in the Consolidated Statements of Income.

AMGEN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Quarterly financial data (unaudited)

	2007 Quarters ended
	Dec. 31(1)	Sept. 30(2)	June 30(3)	Mar. 31(4)
	(In millions, except per share data)
Product sales	$3,618	$3,524	$3,604	$3,565
Gross profit from product sales	3,012	2,732	3,046	2,973
Net income	835	201	1,019	1,111
Earnings per share(8):
Basic	$0.77	$0.19	$0.90	$0.95
Diluted	$0.76	$0.18	$0.90	$0.94

	2006 Quarters ended
	Dec. 31(5)	Sept. 30(6)	June 30(7)	Mar. 31
	(In millions, except per share data)
Product sales	$3,737	$3,503	$3,491	$3,127
Gross profit from product sales	3,176	3,014	2,998	2,575
Net income	833	1,102	14	1,001
Earnings per share(8):
Basic	$0.72	$0.94	$0.01	$0.83
Diluted	$0.71	$0.94	$0.01	$0.82

(1)	In the fourth quarter 2007, we recorded the following in the Consolidated Statement of Income:

a.	charges of $157 million primarily for staff separation costs, asset impairments and accelerated depreciation associated with our restructuring plan;

b.	charge of $34 million ($25 million, net of tax) for a loss accrual for an ongoing commercial legal proceeding; and

c.	severance related expenses of $21 million ($13 million, net of tax) incurred in connection with our acquisition of the remaining 51% ownership interest of Dompe Biotec, S.p.A.

(2)	In the third quarter 2007, we recorded the following in the Consolidated Statement of Income:

a.	charges of $293 million primarily for staff separation costs, asset impairments and accelerated depreciation associated with our restructuring plan;

b.	charges of $270 million and $320 million related to the non-tax deductible write-off of IPR&D related to the Alantos and Ilypsa acquisitions, respectively; and

c.	pre- and post-tax charge of $90 million related to the write-off of excess inventory principally due to changing regulatory and reimbursement environments.

(3)	In the second quarter 2007, we recorded the following in the Consolidated Statement of Income:

a.	charges of $289 million primarily for asset impairments associated with our restructuring plan; and

b.	income tax benefit of $92 million recognized as the result of resolving certain non-routine transfer pricing issues with the Internal Revenue Service for prior periods.

(4)	In the first quarter of 2007, we recorded the following in the Consolidated Statement of Income:

a.	pro-rata portion of the deferred financing and related costs of $51 million ($32 million, net of tax) that were immediately charged to interest expense as a result of certain holders of our 2032 Modified Convertible Notes due in 2032 exercising their March 1, 2007 put option and the related convertible notes being repaid in cash; and

b.	pre- and post-tax charge of $26 million related to the write-off of the cost of a semi-completed manufacturing asset that will not be used due to a change in manufacturing strategy.

AMGEN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(5)	In the fourth quarter 2006, we recorded the following in the Consolidated Statement of Income:

a.	charge of $130 million related to the non-tax deductible write-off of IPR&D related to the Avidia acquisition; and

b.	tax benefits for the retroactive extension of the R&D tax credit and from favorable audit settlements of $35 million and $27 million, respectively.

(6)	In the third quarter 2006, we recorded the following in the Consolidated Statement of Income:

a.	benefit of $60 million from favorable tax audit settlements; and

b.	charge of $49 million ($31 million, net of tax) related to the impairment of a non-ENBREL related intangible asset previously acquired in the Immunex acquisition.

(7)	In the second quarter 2006, we recorded a charge of $1.1 billion related to the non-tax deductible write-off of IPR&D related to the Abgenix acquisition.

(8)	EPS is computed independently for each of the quarters presented. Therefore, the sum of the quarterly EPS information may not equal annual EPS.

See Notes 1, 2, 5, 8 and 14 for further discussion of the items described above.

SCHEDULE II

AMGEN INC.

VALUATION ACCOUNTS

Years ended December 31, 2007, 2006 and 2005

(In millions)

	Balance at beginning of period	Additions charged to costs and expenses	Other additions	Deductions	Balance at end of period
Year ended December 31, 2007:
Allowance for doubtful accounts	$38	$—	$3	$2	$39

Year ended December 31, 2006:
Allowance for doubtful accounts	$35	$3	$—	$—	$38

Year ended December 31, 2005:
Allowance for doubtful accounts	$29	$7	$—	$1	$35