Form 10-Q
period 2008-03-31
AMGEN INC
filed 2008-05-12
CIK 318154

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

As of May 5, 2008, the registrant had 1,088,696,087 shares of common stock, $0.0001 par value, outstanding.

AMGEN INC.

i

PART I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

AMGEN INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Revenues:
Product sales	$3,537	$3,565
Other revenues	76	122

Total revenues	3,613	3,687

Operating expenses:
Cost of sales (excludes amortization of acquired intangible assets presented below)	546	592
Research and development	694	851
Selling, general and administrative	874	770
Amortization of acquired intangible assets	74	74
Other	10	—

Total operating expenses	2,198	2,287

Operating income	1,415	1,400
Interest and other income and (expense), net	22	(6)

Income before income taxes	1,437	1,394
Provision for income taxes	301	283

Net income	$1,136	$1,111

Earnings per share:
Basic	$1.04	$0.95
Diluted	$1.04	$0.94
Shares used in calculation of earnings per share:
Basic	1,089	1,167
Diluted	1,092	1,177

See accompanying notes.

AMGEN INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except per share data)

(Unaudited)

	March 31, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$4,324	$2,024
Marketable securities	4,323	5,127
Trade receivables, net	2,224	2,101
Inventories	2,091	2,091
Other current assets	1,565	1,698

Total current assets	14,527	13,041
Property, plant and equipment, net	5,949	5,941
Intangible assets, net	3,271	3,332
Goodwill	11,347	11,240
Other assets	1,034	1,085

	$36,128	$34,639

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$522	$378
Accrued liabilities	3,432	3,801
Current portion of other long-term debt	2,000	2,000

Total current liabilities	5,954	6,179
Deferred tax liabilities	381	480
Convertible notes	5,080	5,080
Other long-term debt	4,097	4,097
Other non-current liabilities	1,529	934
Contingencies
Stockholders’ equity:
Common stock and additional paid-in capital; $0.0001 par value; 2,750 shares authorized; outstanding - 1,088 shares in 2008 and 1,087 shares in 2007	25,088	24,976
Accumulated deficit	(6,031)	(7,160)
Accumulated other comprehensive income	30	53

Total stockholders’ equity	19,087	17,869

	$36,128	$34,639

See accompanying notes.

AMGEN INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net income	$1,136	$1,111
Depreciation and amortization	266	244
Other items, net	16	193
Changes in operating assets and liabilities, net of acquisitions:
Trade receivables, net	(93)	(33)
Inventories	18	(201)
Other assets	35	(7)
Accounts payable	118	46
Accrued income taxes	112	(270)
Deferred revenue	297	—
Other accrued liabilities	(323)	(190)

Net cash provided by operating activities	1,582	893

Cash flows from investing activities:
Purchases of property, plant and equipment	(170)	(325)
Cash paid for acquisition, net of cash acquired	(48)	—
Purchases of marketable securities	(1,468)	(1,191)
Proceeds from sales of marketable securities	2,126	2,296
Proceeds from maturities of marketable securities	208	135
Other	49	12

Net cash provided by investing activities	697	927

Cash flows from financing activities:
Net proceeds from issuance of common stock in connection with equity award programs	28	138
Repurchases of common stock	—	(537)
Repayment of debt	—	(1,702)
Other	(7)	65

Net cash provided by (used in) financing activities	21	(2,036)

Increase (decrease) in cash and cash equivalents	2,300	(216)
Cash and cash equivalents at beginning of period	2,024	1,283

Cash and cash equivalents at end of period	$4,324	$1,067

See accompanying notes.

AMGEN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

(Unaudited)

1. Summary of significant accounting policies

Business

Amgen Inc. is a global biotechnology company that discovers, develops, manufactures and markets human therapeutics based on advances in cellular and molecular biology.

Basis of presentation

The financial information for the three months ended March 31, 2008 and 2007 is unaudited but includes all adjustments (consisting of only normal recurring adjustments, unless otherwise indicated), which Amgen Inc., including its subsidiaries (referred to as “Amgen,” “the Company,” “we,” “our” or “us”), considers necessary for a fair presentation of the results of operations for those periods. Interim results are not necessarily indicative of results for the full fiscal year.

The condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and the notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

Inventories

Inventories are stated at the lower of cost or market. Cost, which includes amounts related to materials, labor and overhead, is determined in a manner which approximates the first-in, first-out (“FIFO”) method. Inventories consisted of the following (in millions):

	March 31, 2008	December 31, 2007
Raw materials	$176	$173
Work in process	1,217	1,246
Finished goods	698	672

	$2,091	$2,091

AMGEN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Goodwill

Goodwill principally relates to the acquisition of Immunex Corporation (“Immunex”). The increase over the balance at December 31, 2007 is related to the goodwill associated with our acquisition of the remaining 51% ownership interest of Dompé Biotec, S.p.A (“Dompé”) on January 4, 2008 (see Note 7, “Acquisition” for further discussion). We perform an impairment test annually and whenever events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable.

Fair value measurement

The Company adopted the provisions of the Financial Accounting Standards Board’s (“FASB’s”) Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”), effective January 1, 2008, for its financial assets and liabilities. The FASB delayed the effective date of SFAS 157 until January 1, 2009, with respect to the fair value measurement requirements for non-financial assets and liabilities that are not remeasured on a recurring basis. Under this standard, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date. The adoption of SFAS 157 did not have a material impact on the Company’s consolidated financial statements.

In determining the fair value of its financial assets and liabilities, the Company uses various valuation approaches. SFAS 157 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the inputs that market participants would use in pricing the asset or liability and are developed based on the best information available in the circumstances. The fair value hierarchy is broken down into three levels based on the source of inputs as follows:

Level 1	–	Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access

Level 2	–	Valuations based on quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active and models for which all significant inputs are observable, either directly or indirectly

Level 3	–	Valuations based on inputs that are unobservable and significant to the overall fair value measurement

The availability of observable inputs can vary among the various types of financial assets and liabilities. To the extent that the valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for financial statement disclosure purposes, the level in the fair value hierarchy within which the fair value measurement is categorized is based on the lowest level input that is significant to the overall fair value measurement.

The Company’s available-for-sale securities, substantially all of which are fixed income investments, are comprised of U.S. Treasury securities, obligations of U.S. government agencies, money market funds, corporate debt securities, other interest bearing securities and publicly traded equity investments. U.S. Treasury securities, money market funds and publicly traded equity investments are valued using quoted market prices with no valuation adjustments applied. Accordingly, these securities are categorized in Level 1. Obligations of U.S. government agencies, corporate debt securities and other interest bearing securities are valued using

AMGEN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

quoted market prices of recent transactions or are benchmarked to transactions of very similar securities. When observable price quotations are not available, cash flow models are used to incorporate benchmark yields and issuer spreads. Obligations of U.S. government agencies, corporate debt securities and other interest bearing securities are categorized in Level 2.

Derivatives assets and liabilities include interest rate swaps and foreign currency forward and option contracts. The fair values of these derivatives are determined using models based on market observable inputs, including interest rate curves and both forward and spot prices for foreign currencies. All of these derivative contracts are categorized in Level 2.

The following fair value hierarchy table presents information about each major category of the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2008 (in millions):

	Fair value measurement at reporting date using:
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Balance as of March 31, 2008
Assets:
Available-for-sale securities	$4,513	$3,975	$—	$8,488
Derivatives	—	123	—	123

Total	$4,513	$4,098	$—	$8,611

Liabilities:
Derivatives	$—	$118	$—	$118

Total	$—	$118	$—	$118

There were no remeasurements to fair value during the three months ended March 31, 2008 of financial assets and liabilities that are not measured at fair value on a recurring basis.

Product sales

Product sales primarily consist of sales of Aranesp® (darbepoetin alfa), EPOGEN® (Epoetin alfa), Neulasta® (pegfilgrastim), NEUPOGEN® (Filgrastim) and Enbrel® (etanercept).

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

AMGEN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

market. Sales in our exclusive market are derived from our sales to our customers, as adjusted for spillover. We are employing an arbitrated audit methodology to measure each party’s spillover based on estimates of and subsequent adjustments thereto of third-party data on shipments to end users and their usage.

Research and development costs

Research and development (“R&D”) costs are expensed as incurred and primarily include salaries, benefits and other staff related costs; facilities and overhead costs; clinical trial and related clinical manufacturing costs; contract services and other outside costs; information systems and amortization of technology used in R&D with alternative future uses. R&D expenses consist of internal R&D costs, costs incurred under R&D arrangements with our corporate partners, such as activities performed on behalf of Kirin-Amgen Inc. (“KA”), and costs associated with collaborative R&D and in-licensing arrangements, including upfront fees and milestones paid to collaboration partners in connection with technologies that have no alternative future use. R&D collaborations resulting in a net payment or reimbursement of R&D costs are recognized as the obligation has been incurred or we become entitled to the cost recovery.

Selling, general and administrative costs

Selling, general and administrative (“SG&A”) expenses are primarily comprised of salaries and benefits associated with sales and marketing, finance, legal and other administrative personnel; outside marketing expenses; overhead and facilities costs and other general and administrative costs.

Earnings per share

Basic earnings per share (“EPS”) is based upon the weighted-average number of common shares outstanding. Diluted EPS is based upon the weighted-average number of common shares and dilutive potential common shares outstanding. Potential common shares outstanding principally include stock options, restricted stock (including restricted stock units) and other equity awards under our employee compensation plans and potential issuance of stock upon the assumed conversion of our 2011 Convertible Notes and 2013 Convertible Notes, as discussed below, and upon the assumed exercise of our warrants using the treasury stock method (collectively “Dilutive Securities”). The convertible note hedges purchased in connection with the issuance of our 2011 Convertible Notes and 2013 Convertible Notes are excluded from the calculation of diluted EPS as their impact is always anti-dilutive.

Our 2011 Convertible Notes and 2013 Convertible Notes are considered Instrument C securities as defined by Emerging Issues Task Force (“EITF”) Issue No. 90-19 “Convertible Bonds with Issuer Option to Settle for Cash upon Conversion.” Therefore, only the shares of common stock potentially issueable with respect to the excess of the notes’ conversion value over their principal amount, if any, are considered as dilutive potential common shares for purposes of calculating diluted EPS. For the three months ended March 31, 2008 and 2007, the conversion values for our convertible notes were less than the related principal amounts and, accordingly, no shares were assumed to be issued for purposes of computing diluted EPS.

AMGEN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table sets forth the computation for basic and diluted EPS (in millions, except per share information):

	Three months ended March 31,
	2008	2007
Income (Numerator):
Net income for basic and diluted EPS	$1,136	$1,111

Shares (Denominator):
Weighted-average shares for basic EPS	1,089	1,167
Effect of Dilutive Securities	3	10

Weighted-average shares for diluted EPS	1,092	1,177

Basic EPS	$1.04	$0.95
Diluted EPS	$1.04	$0.94

Recent accounting pronouncements

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”) and SFAS No. 160, “Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS 160”). These standards will significantly change the accounting and reporting for business combination transactions and noncontrolling (minority) interests in consolidated financial statements, including capitalizing at the acquisition date the fair value of acquired in-process research and development (“IPR&D”), and testing for impairment and writing down these assets, if necessary, in subsequent periods during their development. These new standards will be applied prospectively for business combinations that occur on or after January 1, 2009, except that presentation and disclosure requirements of SFAS 160 regarding noncontrolling interests shall be applied retrospectively.

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

AMGEN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Through March 31, 2008, we have completed a majority of the actions included in our restructuring plan and expect that all remaining actions will be substantially completed in 2008. Key components of our restructuring plan include: (i) worldwide staff reductions aggregating approximately 2,500 positions, (ii) rationalization of our worldwide network of manufacturing facilities in order to gain cost efficiencies while continuing to meet future commercial and clinical demand for our products and product candidates and, to a lesser degree, changes to certain R&D capital projects and (iii) abandoning leases for certain R&D facilities that will not be used in our operations. We currently estimate that $775 million to $825 million of restructuring charges will be incurred in connection with these actions, of which $751 million has been incurred through March 31, 2008. Such cost estimates and amounts incurred to date are net of amounts recoverable from our co-promotion partner, Wyeth.

The following table summarizes the charges (credits) recorded during the three months ended March 31, 2008 related to the restructuring plan by type of activity (in millions):

	Separation costs	Asset impairments	Other	Total
Cost of sales (excluding amortization of intangible assets)	$—	$1	$—	$1
Research and development	2	—	—	2
Selling, general and administrative	—	—	(1)	(1)
Other	4	2	4	10

	$6	$3	$3	$12

As noted above, since the inception of our restructuring plan through March 31, 2008, we have incurred $751 million of the estimated $775 million to $825 million of charges expected to be incurred. The charges incurred through March 31, 2008 include $184 million of separation costs, $411 million of asset impairments, $148 million of accelerated depreciation and $8 million of other charges, which primarily include $123 million of loss accruals for leases offset by $115 million of cost recoveries from Wyeth.

The following table summarizes the charges and spending relating to the restructuring plan (in millions):

	Separation costs	Other	Total
Restructuring reserves as of January 1, 2008	$97	$102	$199
Expense	6	4	10
Payments	(78)	(4)	(82)

Restructuring reserves as of March 31, 2008	$25	$102	$127

The Company records restructuring activities in accordance with SFAS 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, SFAS 144, Accounting for the Impairment and Disposal of Long-Lived Assets and SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities.

AMGEN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Related party transactions

We own a 50% interest in KA, a corporation formed in 1984 with Kirin Holdings Company, Limited (“Kirin”) for the development and commercialization of certain products based on advanced biotechnology. We account for our interest in KA under the equity method and include our share of KA’s profits or losses in “Selling, general and administrative” in the Condensed Consolidated Statements of Income. During the three months ended March 31, 2008 and 2007, our share of KA’s profits was $14 million and $7 million, respectively. At March 31, 2008 and December 31, 2007, the carrying value of our equity method investment in KA was $306 million and $292 million, respectively, and is included in non-current “Other assets” in the Condensed Consolidated Balance Sheets. KA’s revenues consist of royalty income related to its licensed technology rights. All of our rights to manufacture and market certain products including darbepoetin alfa, pegfilgrastim, granulocyte colony-stimulating factor (“G-CSF”) and recombinant human erythropoietin are pursuant to exclusive licenses from KA, which we currently market certain of these products under the brand names Aranesp®, Neulasta®, NEUPOGEN® and EPOGEN®, respectively. KA receives royalty income from us, as well as Kirin, J&J and F. Hoffmann-La Roche Ltd. (“Roche”) under separate product license agreements for certain geographic areas outside of the United States. During the three months ended March 31, 2008 and 2007, KA earned royalties from us of $75 million and $85 million, respectively. These amounts are included in “Cost of sales (excludes amortization of acquired intangible assets)” in the Condensed Consolidated Statements of Income. At March 31, 2008, KA owed us $6 million, which was included in “Other current assets” in the Condensed Consolidated Balance Sheets. At December 31, 2007, we owed KA $91 million, which was included in “Accrued liabilities” in the Condensed Consolidated Balance Sheets.

KA’s expenses primarily consist of costs related to R&D activities conducted on its behalf by Amgen and Kirin. KA pays Amgen and Kirin for such services at negotiated rates. During the three months ended March 31, 2008 and 2007, we earned revenues from KA of $32 million and $56 million, respectively, for certain R&D activities performed on KA’s behalf. These amounts are included in “Other revenues” in the Condensed Consolidated Statements of Income.

4. Income taxes

The effective tax rate for the three months ended March 31, 2008 is different from the statutory rate primarily as a result of indefinitely invested earnings of our foreign operations. We do not provide for U.S. income taxes on undistributed earnings of our foreign operations that are intended to be invested indefinitely outside the United States.

One or more of our legal entities file income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and certain foreign jurisdictions. Our income tax returns are routinely audited by the tax authorities in those jurisdictions. Significant disputes can arise with these tax authorities involving issues of the timing and amount of deductions and allocations of income among various tax jurisdictions because of differing interpretations of tax laws and regulations. We are no longer subject to U.S. federal income tax examinations for years ending on or before December 31, 2004 or to California state income tax examinations for years ending on or before December 31, 2003.

During the three months ended March 31, 2008, the gross amount of our unrecognized tax benefits (“UTBs”) increased approximately $100 million as a result of tax positions taken during the current year, and decreased approximately $185 million, net, related to tax positions taken in prior years, primarily as a result of an agreement with the Internal Revenue Service related to certain transfer pricing positions for the years 2005 and 2006. The majority of our UTBs at March 31, 2008, if recognized, would affect our effective tax rate.

AMGEN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Financing arrangements

The following table reflects the carrying value of our long-term borrowings under our various financing arrangements as of March 31, 2008 and December 31, 2007 (in millions):

	March 31, 2008	December 31, 2007
0.125% convertible notes due 2011 (2011 Convertible Notes)	$2,500	$2,500
0.375% convertible notes due 2013 (2013 Convertible Notes)	2,500	2,500
Floating rate notes due 2008 (2008 Floating Rate Notes)	2,000	2,000
5.85% notes due 2017 (2017 Notes)	1,099	1,099
4.85% notes due 2014 (2014 Notes)	1,000	1,000
4.00% notes due 2009 (2009 Notes)	999	999
6.375% notes due 2037 (2037 Notes)	899	899
Other	180	180

Total borrowings	11,177	11,177
Less current portion	2,000	2,000

Total non-current debt	$9,177	$9,177

On April 17, 2008, we filed a shelf registration statement with the Securities and Exchange Commission (“SEC”), which replaced our previous $1.0 billion shelf registration statement, which allows us to issue an unspecified amount of debt securities, common stock, preferred stock, warrants to purchase debt securities, common stock, preferred stock or depository shares, rights to purchase common stock or preferred stock, securities purchase contracts, securities purchase units and depository shares. Under this registration statement, all of the securities available for issuance may be offered from time to time with terms to be determined at the time of issuance.

In May 2008, we increased our commercial paper program by $1.3 billion, which provides for unsecured, short-term borrowings of up to an aggregate of $2.5 billion. We also have a $2.5 billion unsecured revolving credit facility to be used for general corporate purposes, including commercial paper backup, which matures in November 2012. No amounts were outstanding under the commercial paper program or credit facility as of March 31, 2008.

6. Stockholders’ equity

Stock repurchase programs

A summary of activity under our stock repurchase programs for the three months ended March 31, 2008 and 2007 is as follows (in millions):

	2008		2007
	Shares	Dollars	Shares	Dollars
First quarter	—	$—	8.8	$537

As of March 31, 2008, $6.4 billion was available for stock repurchases under the $5.0 billion repurchase authorization received from the Board of Directors in July 2007 and amounts remaining from the Board of Director’s previous authorization in December 2006. The manner of purchases, the amount we spend, and the number of shares repurchased will vary based on a variety of factors, including the stock price, blackout periods, in which we are restricted from repurchasing shares, and our credit rating and may include private block purchases as well as market transactions.

AMGEN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Acquisition

On January 4, 2008, we completed the acquisition of Dompé, a privately held company that marketed certain of our products in Italy. This cash acquisition was accounted for as a business combination. The purchase price was approximately $162 million, which included the carrying value of our existing 49% ownership in Dompé. The purchase price paid was preliminarily allocated to net assets acquired of approximately $55 million based on their estimated fair values at the acquisition date and the excess of the purchase price over the fair values of net assets acquired of approximately $107 million was assigned to goodwill. The results of Dompé’s operations have been included in the condensed consolidated financial statements commencing January 4, 2008. Pro forma results of operations for the three months ended March 31, 2008 assuming the acquisition of Dompé had taken place at the beginning of 2008 would not differ significantly from the actual reported results.

8. Contingencies

In the ordinary course of business, we are involved in various legal proceedings and other matters that are complex in nature and have outcomes that are difficult to predict. In accordance with SFAS 5, “Accounting for Contingencies,” we record accruals for such contingencies to the extent that we conclude that it is probable that a liability will be incurred and the amount of the related loss can be reasonably estimated. See Note 10, “Contingencies” to our Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2007 for further discussion of certain of our legal proceedings and other matters.

Certain recent developments concerning our legal proceedings and other matters are discussed below:

Average Wholesale Price Litigation

On March 7, 2008, the Track II defendants reached a tentative class settlement of the in the federal Multi-District Litigation proceeding (“the MDL Proceeding”), captioned In Re: Pharmaceutical Industry Average Wholesale Price Litigation MDL No. 1456 pending in the Massachusetts District Court, which was subsequently amended on April 3, 2008. The tentative Track II settlement relates to claims against numerous defendants including Abbott Laboratories, Inc., Amgen Inc., Aventis Pharmaceuticals Inc., Hoechst Marion Roussel, Baxter Healthcare Corp., Baxter International Inc., Bayer Corporation, Dey, Inc., Fujisawa Healthcare, Inc., Fujisawa USA, Inc., Immunex Corporation, Pharmacia Corporation, Pharmacia & Upjohn LLC (f/k/a Pharmacia & Upjohn, Inc.), Sicor, Inc., Gensia, Inc., Gensia Sicor Pharmaceuticals, Inc., Watson Pharmaceuticals, Inc., and ZLB Behring, L.L.C. A hearing before the Massachusetts District Court was held on April 9, 2008, following which the Massachusetts District Court docketed its preliminarily approval of the proposed settlement and scheduled a fairness hearing for December 16, 2008.

Johnson & Johnson Matters

Arbitration/Demand for Separate BLA

In March 2008, Ortho Biotech Products, L.P., Ortho Biotech Inc., and Ortho-McNeil Pharmaceutical (each a wholly owned subsidiary of Johnson & Johnson, collectively, “Ortho”) and Amgen reached an agreement in principle resolving the claims raised in the arbitration demand.

Ortho Biotech Spillover Arbitration

Ortho Biotech Products, L.P. and Amgen are currently engaged in a joint review of the matters raised in Ortho’s demand and have temporarily stayed the arbitration proceedings to pursue this review.

AMGEN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Roche Matters

Amgen Inc. v. F. Hoffmann-La Roche Ltd., et al (“Roche”).

On February 29, 2008, the U.S. District Court for the District of Massachusetts (the “Court”) entered an Order making a preliminary ruling that the jury’s verdict will stand in all respects and that the parties’ post-trial motions are denied. The Order also preliminarily enjoined Roche, for the life of the patents-in-suit, from infringing the claims of the patents-in-suit found to have been infringed. The February 29, 2008 Order also notified the parties that the Court might modify the preliminary injunction to impose a royalty on Roche along with other conditions in lieu of an injunction. On April 2, 2008, the Court denied Roche’s request for a second extension of time to appeal the preliminary injunction or, in the alternative to modify the injunction to impose a royalty in lieu of the preliminary injunction. On April 9, 2008, Roche filed a Notice of Appeal of the preliminary injunction. Still pending before the Court is Amgen’s motion requesting a permanent injunction upon entry of final judgment that would prevent Roche from commercializing MIRCERA® in the United States during the term of Amgen’s patents which have been found to be infringed by Roche. Roche in turn has requested the Massachusetts District Court’s impose a royalty on future sales of MIRCERA® in the United States in lieu of a permanent injunction.

U.S. International Trade Commission (“ITC”)

On March 19, 2008, the United States Court of Appeals for the Federal Circuit issued a ruling on Amgen’s appeal reversing the ITC’s dismissal of the investigation on jurisdictional grounds and remanding the case for further proceeding to determine if infringement has occurred or will occur and to provide a remedy, if appropriate.

Amgen Inc., et al. v. Ariad Pharmaceuticals, Inc. (“Ariad”)

On January 31, 2008, Ariad agreed to dismiss with prejudice its claims of infringement with respect to U.S. Patent Nos. 6,150,090 and 5,804,374 for any of Amgen’s activities as of the date of the dismissal. The United States District Court for the district of Delaware (the “Delaware District Court”) granted the dismissal with prejudice on February 1, 2008. Both parties filed dispositive motions on April 25, 2008. The Delaware District Court will hold a hearing on the motions on June 19, 2008.

Federal Derivative Litigation – Rosenblum v. Sharer et al

On May 1, 2008, plaintiff in Rosenblum v. Sharer et al filed an amended complaint which removes Dennis Fenton as a defendant and also eliminates the claims for insider selling by defendants. Defendants’ response to the amended complaint is currently due on June 3, 2008.

State Derivative Litigation – Larson v. Sharer et al

In the three state shareholder derivative cases consolidated into one action captioned Larson v. Sharer et al, an amended consolidated complaint was filed on March 13, 2008, adding Anthony Gringeri as a defendant and removing the causes of action for insider selling and misappropriation of information, violation of California Corporations Code Section 25402, and violation of California Corporations Code Section 25403. Defendants’ demurrers and alternative motion to stay this action were filed on April 14, 2008, and are currently scheduled for hearing on June 10, 2008 in the Superior Court of the State of California, Ventura County.

AMGEN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

ERISA Litigation

On February 1, 2008, the plaintiffs in the ERISA class action lawsuit of Harris v. Amgen Inc. et al appealed the decision by the U.S. District Court for the Central District of California to dismiss the claims by both plaintiffs Harris and Ramos to the U.S. Court of Appeals for the 9th Circuit.

Third-party Payors Litigation

On April 8, 2008, the Judicial Panel on Multi-District Litigation granted plaintiffs’ motion in the United Food & Commercial Workers Central Pennsylvania and Regional Health & Welfare Fund v. Amgen Inc. to centralize the five third-party payor lawsuits into one multi-district litigation (“MDL”) case for the purpose of consolidated pretrial proceedings and the five cases are being transferred back to the U.S. District Court for the Central District of California. The cases will be transferred back to the home jurisdictions if and when they are set for trial.

Other

On April 4, 2008, the Attorney General for the State of Louisiana filed a Notice of Dismissal Without Prejudice for the lawsuit filed against Amgen on January 14, 2008 in the Civil District Court for the Parish of Orleans, State of Louisiana.

In the ordinary course of business, we are involved in various legal proceedings and other matters, including those discussed above. While it is not possible to accurately predict or determine the eventual outcome of these items, one or more of these items currently pending could have a material adverse effect on our consolidated results of operations, financial position or cash flows.

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

Overview

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to assist the reader in understanding Amgen’s business. MD&A is provided as a supplement to, and should be read in conjunction with, our condensed consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q and our consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

We primarily earn revenues and income and generate cash from sales of human therapeutic products in the areas of supportive cancer care, nephrology and inflammation. Our principal products include Aranesp®, EPOGEN®, Neulasta®, NEUPOGEN® and ENBREL, all of which are sold in the United States. Aranesp® and EPOGEN® stimulate the production of red blood cells to treat anemia and belong to a class of drugs referred to as erythropoiesis-stimulating agents, or ESAs. Aranesp® is used for the treatment of anemia both in supportive cancer care and in nephrology. EPOGEN® is used to treat anemia associated with chronic renal failure (“CRF”). Neulasta® and NEUPOGEN®, which are used in supportive cancer care, selectively stimulate the production of neutrophils, one type of white blood cell that helps the body fight infections. ENBREL is marketed under a co-promotion agreement with Wyeth in the United States and Canada. ENBREL blocks the biologic activity of tumor necrosis factor (“TNF”) by inhibiting TNF, a substance induced in response to inflammatory and immunological responses, such as rheumatoid arthritis and psoriasis. For each of the three months ended March 31, 2008 and 2007, our principal products represented 95% of total worldwide product sales. Our international product sales consist principally of European sales of Aranesp®, Neulasta® and NEUPOGEN®. International product sales represented approximately 21% and 19% of total product sales for the three months ended March 31, 2008 and 2007, respectively. For additional information about our principal products, their approved indications and where they are marketed, see “Item 1. Business – Principal products” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2007.

We operate in a highly regulated industry and various U.S. and foreign regulatory bodies have substantial authority over how we conduct our business. Government authorities in the United States and in other countries regulate the manufacturing and marketing of our products and our ongoing R&D activities. The regulatory environment is evolving and there is increased scrutiny on drug safety and increased authority being granted to regulatory bodies, in particular the U.S. Food and Drug Administration (“FDA”), to assist in ensuring the safety of therapeutic products. Most patients receiving our principal products for approved indications are covered by either government or private payer health care programs. The reimbursement environment is also evolving with greater emphasis on cost containment. Therefore, sales of our principal products are and will continue to be affected by the availability and extent of reimbursement from third-party payers, including government and private insurance plans and administration of those programs. Further, safety signals or adverse events or results from clinical trials or studies performed by us or by others (including our licensees or independent investigators) or from the marketed use of our products may expand safety labeling, restrict the use for our approved products or may result in additional regulatory requirements, such as requiring risk management activities and/or additional or more extensive clinical trials as part of postmarketing commitments (“PMCs”) or a pharmacovigilance program, and may negatively impact worldwide reimbursement for our products.

Total product sales for the three months ended March 31, 2008 decreased 1%, principally due to a decline in U.S. Aranesp® sales, which was substantially offset by an increase in ENBREL sales. In particular, for the three months ended March 31, 2008, U.S. Aranesp® sales declined $249 million, or 38%, reflecting the negative impact on demand, primarily in the supportive cancer care setting, of ongoing regulatory and reimbursement developments that were principally realized in the second half of 2007. Sales of ENBREL increased $221 million, or 30%, for the three months ended March 31, 2008. This increase includes an initial wholesaler inventory stocking of approximately $120 million resulting from the shift to a wholesaler distribution model. During the three months ended March 31, 2008, ENBREL’s distribution model was converted from primarily being drop shipped directly to pharmacies to a wholesaler distribution model similar to our other products. The increase in ENBREL’s sales also reflects higher demand due to increases in both patients and average net sales price.

Certain of our products, principally our marketed ESA products, face various challenges resulting from regulatory and reimbursement developments. Late in 2006 and throughout 2007, adverse safety results involving ESA products were observed in various studies that were performed by us and by others (including our licensees or independent investigators) that explored the use of ESAs in settings different from those outlined in the FDA approved label, including targeting higher hemoglobin (“Hb”) levels and/or use in non-approved patient populations. The results of these studies culminated in significant regulatory and reimbursement developments affecting the class of ESA products, including Aranesp® and EPOGEN®. For example, in February 2007, following the reported results from our Anemia of Cancer phase 3 study (the “AoC 103 study”), the United States Pharmacopoeia Dispensing Information (“USP DI”) Drug Reference Guides removed Aranesp® for use in the treatment of AoC. Thereafter, Aranesp® use in AoC decreased significantly. In addition, during 2007, we had ongoing discussions with the FDA and other regulatory authorities and meetings with certain of the FDA’s advisory panels, namely the Oncologic Drugs Advisory Committee (“ODAC”), the Cardiovascular-Renal Drug Advisory Committee (“CRDAC”) and the Drug Safety and Risk Management Advisory Committee (“DSaRMAC”), regarding the administration of our ESA products in certain settings. These adverse safety results involving ESA products in various studies and related discussions with regulatory authorities led to several key regulatory and reimbursement developments, including safety-related revisions to ESA product labels in the United States in March and November 2007. Further, in July 2007, the Centers for Medicare and Medicaid Services (“CMS”) issued its National Coverage Decision Memorandum for Use of Erythropoiesis Stimulating Agents in Cancer and Related Neoplastic Conditions (the “Decision Memorandum”). The Decision Memorandum established the ESA reimbursement policy for Medicare and other government beneficiaries who are treated for chemotherapy-induced anemia (“CIA”) with ESAs. We believe that the restrictions in the Decision Memorandum changed the way ESAs are used in clinical practice, for example, by decreasing the number of treated patients, the average ESA dose and the duration of ESA therapy. These developments have had a material adverse impact on sales of our marketed ESA products, in particular Aranesp® sales in the U.S. supportive cancer care setting. Furthermore, our ESA products continue to face future challenges, including those described below under “ESA Developments” and also the potential for further revisions to product labels and changes to reimbursement. In addition, increased competition, including additional approved indications for existing products, has and will continue to present challenges to certain of our products.

As a result of the challenges facing certain of our products and, in particular, the regulatory and reimbursement developments involving our marketed ESA products that began in 2007 and their resulting impact on our operations, on August 15, 2007, we announced a plan to restructure our worldwide operations in order to improve our cost structure while continuing to make significant R&D investments and build the framework for our future growth. Through March 31, 2008, we have completed a majority of the actions included in our restructuring plan and expect that all remaining actions will be substantially completed in 2008. Key components of our restructuring plan include: (i) worldwide staff reductions aggregating approximately 2,500 positions, (ii) rationalization of our worldwide network of manufacturing facilities in order to gain cost efficiencies while continuing to meet future commercial and clinical demand for our products and product candidates and, to a lesser degree, changes to certain R&D capital projects and (iii) abandoning leases for certain R&D facilities that will not be used in our operations. We currently anticipate that we will incur approximately $775 million to $825 million of restructuring charges in connection with these actions, of which $751 million has been incurred through March 31, 2008.

The following is a discussion of select key developments affecting our business that occurred in 2008 and should be read in conjunction with “Item 1. Business – Key Developments” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2007.

ESA Developments

•

On January 1, 2008, the CMS’ revisions to its Claims Monitoring Policy: Erythropoietin/darbepoetin alfa usage for beneficiaries with end stage renal disease (“EMP”) became effective which require a 50% reduction in Medicare reimbursement if a patient’s Hb is above 13 grams per deciliter (“g/dL”) for three or more consecutive months. In addition, the EMP reduces the monthly dosing limits to 400,000 international units (“IUs”) of EPOGEN®, from 500,000 IUs, and to 1,200 micrograms (“mcgs”) of Aranesp®, from 1,500 mcgs. We believe that the EMP implementation in January 2008 has significantly impacted physician behavior resulting in declines in dosing trends, however we believe that the pronounced dose declines, which have been observed in the quarter of implementation, will moderate in subsequent quarters, as has been observed with prior years’ EMP changes.

•

On March 13, 2008, the FDA held a follow-up ODAC panel meeting to discuss cumulative data, including recent study results, on the risks of ESAs when used in the oncology setting. Responding to questions posed by the FDA, the ODAC members discussed (i) continuing to allow the marketing of ESAs for use in the treatment of anemia due to concomitant cancer chemotherapy, (ii) restricting the use of ESAs to only patients with small cell lung cancer, (iii) including a statement that ESA use is not indicated for patients receiving potentially curative treatments, (iv) including a statement that ESA use is not indicated for patients with breast and/or head and neck cancers, (v) requiring the implementation of an informed consent/patient agreement for the treatment of CIA and (vi) restricting the distribution system for oncology patients receiving ESAs. The ODAC is an advisory committee of external experts who advise the FDA about the safety and efficacy of drug products for use in treating cancer patients. This committee is advisory only and FDA officials are not bound to or limited by their recommendations. However, the FDA commonly follows the recommendations of its advisory panels. We are in ongoing discussions with the FDA and, in connection with the available safety data, including the data and study results discussed at the ODAC, the FDA has asked us to (i) propose additional safety-related changes to the labeling for Aranesp® and EPOGEN®, (ii) develop a proposed risk evaluation and mitigation strategy (“REMS”) for Aranesp® and

EPOGEN® and (iii) conduct clinical trials to determine the effects of Aranesp® and EPOGEN® on survival and tumor outcomes. We are in the process of preparing the submissions responsive to the FDA’s recent requests.

•

On March 7, 2008, we announced that the FDA approved updated safety information, including an updated boxed warning in the labeling information for the class of ESAs, including Aranesp® and EPOGEN®. The updated boxed warning states that ESAs shortened overall survival and/or time-to-tumor progression in clinical studies in patients with breast, non-small cell lung, head and neck, lymphoid and cervical cancers when dosed to a target Hb of greater than or equal to 12 g/dL. In the “Increased Mortality and/or Tumor Progression” warning section of the updated labeling, the interim results of the Preoperative Epirubicin Paclitaxel Aranesp® (“PREPARE”) study in neo-adjuvant breast cancer were added as well as follow up data from the Gynecologic Oncology Group study (“GOG-191 study”) in cervical cancer.

•

On March 5, 2008, we announced that the European Commission reached its decision to amend the prescribing information (“PI”) for the class of ESAs, including Aranesp®, based on the positive opinion from the European Committee for Medicinal Products for Human Use (“CHMP”) in January 2008. This includes stipulating a uniform target Hb range of 10 g/dL to 12 g/dL with guidance to avoid sustained Hb levels above 12 g/dL. In addition, on May 6, 2008, we announced that the CHMP has requested that we and other ESA marketing authorization holders participate in a closed meeting of the Scientific Advisory Group on Oncology (“SAG-O”) on May 15, 2008. The marketing authorization holders have been asked to provide an overview on studies that have been initiated or conducted since July 2007, as well as any other new data that can help to elucidate recent issues on the impact of ESAs on tumor progression and survival in cancer patients. These data include previously disclosed interim results from the PREPARE study in neoadjuvant breast cancer therapy; follow-up data from the GOG-191 study in cervical cancer, which were published in the February 2008 issue of Gynecologic Oncology; and the February 2008 meta-analysis by Bennett et al, which was published in the Journal of the American Medical Association. Scientific Advisory Groups (“SAGs”) are created by the CHMP to deliver answers, on a consultative basis, to specific questions addressed to them by the CHMP. The CHMP, while taking into account the position expressed by the SAG, remains responsible for its final opinion.

Other Regulatory Developments

•

On March 17, 2008, we and Wyeth Pharmaceuticals, a division of Wyeth, announced updates to the FDA approved PI for ENBREL in which the U.S. PI now contains a boxed warning relating to the risk of infections, including tuberculosis. This information now in the boxed warning includes additional language regarding screening and monitoring patients for tuberculosis, including patients who tested negative for latent tuberculosis infection.

•

On May 1, 2008, we announced that the FDA has asked us to participate in a meeting of the Dermatologic and Ophthalmic Drugs Advisory Committee (“DODAC”) on June 18, 2008 to review data supporting the supplemental biologic license application (“BLA”) submitted by us for the use of ENBREL in treating pediatric patients with chronic moderate to severe plaque psoriasis, who are inadequately controlled with topical therapy or who have received systemic therapy or phototherapy.

•

On March 12, 2008, the ODAC voted unanimously that the data from our two phase 3 clinical studies evaluating Nplate™ (Romiplostim) for the treatment of thrombocytopenia in immune (idiopathic) thrombocytopenic purpura (“ITP”), which met both primary and secondary endpoints, supports a positive risk/benefit profile for Nplate™. The FDA has required us to submit a REMS as part of our BLA for NplateTM, which extended its Prescription Drug User Fee Act (“PDUFA”) date from April 23, 2008 to July 23, 2008. As noted above, the ODAC is advisory only and FDA officials are not bound to or limited by their recommendations, however the FDA commonly follows the recommendations of its advisory panels.

•

In December 2007, Vectibix® (panitumumab) was granted a conditional marketing authorization by the European Commission for the treatment of metastatic carcinoma of the colon or rectum after failure of standard chemotherapy and was launched in several European countries in the first quarter of 2008.

Licensing Developments

•

In April 2008, we entered into a license agreement with Kyowa Hakko Kogyo Co., Limited (“Kyowa Hakko”), which provides us the exclusive rights to develop and commercialize Kyowa Hakko’s humanized monoclonal antibody KW-0761, which is in phase 1 clinical trials, worldwide, except in Japan, Korea, China and Taiwan. We initially acquired rights in all non-oncology indications and may elect to expand the license to include oncology at a later date. In connection with entering into the agreement, we recorded a R&D expense in April 2008 for the required $100 million (approximately $62 million, net of tax) up-front payment.

In connection with our efforts to improve our cost structure, we refocused our spending on critical R&D and operational priorities and sought greater efficiencies in how we conduct our business, including optimizing on-going clinical trials and trial initiation. These efforts will assist in allowing us to provide continued support of key activities including (i) current and future postmarketing studies, including those with respect to our ESA products, Aranesp® and EPOGEN®; (ii) regulatory affairs, safety and compliance functions; (iii) clinical studies to advance our late-stage pipeline; (iv) the advancement of earlier stage compounds and (v) research efforts in the core areas of oncology, inflammation, bone and metabolic disorders. Further, in order to continue advancing our expanding pipeline of product candidates and to assist in ensuring that patients around the world are able to benefit from our future products, we may seek partners to develop selected product candidates in our pipeline in certain countries and/or worldwide. We may also divest of certain less significant marketed products.

For the three months ended March 31, 2008, net income and diluted earnings per share were $1.1 billion and $1.04, respectively. As of March 31, 2008, cash, cash equivalents and marketable securities were $8.6 billion, of which approximately $4.5 billion was generated from operations in foreign tax jurisdictions and is intended for use in our foreign operations. If these funds are repatriated for use in our U.S. operations, we would be required to pay additional U.S. federal and state income taxes at the applicable marginal tax rates. Our total debt outstanding was $11.2 billion as of March 31, 2008.

There are also many economic and industry-wide factors that affect our business generally and uniquely, including, among others, those relating to increased complexity and cost of R&D due, in part, to greater scrutiny of clinical trials with respect to safety which may lead to fewer treatments being approved by the FDA or other regulatory bodies and/or safety-related label changes for approved products; increasingly intense competition for marketed products and product candidates; reimbursement changes; healthcare provider prescribing behavior, regulatory or private healthcare organization medical guidelines and reimbursement practices; complex and expanding regulatory requirements; and intellectual property protection. See “Item 1. Business” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2007 and “Item 1A. Risk Factors” in Part II herein for further information on these economic and industry-wide factors and their impact and potential impact on our business.

Reimbursement

Sales of all of our principal products are dependent, in part, on the availability and extent of reimbursement from third-party payers, including governments and private insurance plans. Generally, in Europe and other countries outside the United States, the government sponsored healthcare system is the primary payer of healthcare costs of patients. Governments may regulate access to, prices or reimbursement levels of our products to control costs or to affect levels of use of our products. Worldwide use of our products may be affected by these cost containment pressures and cost shifting from governments and private insurers to healthcare providers or patients in response to ongoing initiatives to reduce or reallocate healthcare expenditures. Further, adverse events or results from clinical trials or studies performed by us or by others or from the marketed use of our drugs may expand safety labeling for our approved products and may negatively impact worldwide reimbursement for our products. On July 30, 2007, the CMS issued its Decision Memorandum and on January 14, 2008, issued changes to its Medicare National Coverage Determinations Manual, effective for claims with dates of service on or after July 30, 2007, with an implementation date of April 7, 2008. A discussion of the Decision Memorandum follows below. (See also “Item 1A. Risk Factors — Our current products and products in development cannot be sold if we do not gain or maintain regulatory approval of our products and we may be required to perform additional clinical trials or change the labeling of our products or conduct other potentially limiting or costly risk management activities if we or others identify side effects or safety concerns after our products are on the market.” and “— Guidelines and recommendations published by various organizations can reduce the use of our products.”)

Most patients receiving Aranesp®, Neulasta® and NEUPOGEN® for approved indications are covered by government and/or private payer healthcare programs. Medicare and Medicaid government healthcare programs’ payment policies for drugs and biologicals are subject to various laws and regulations. Beginning in January 1, 2005 under the Medicare Prescription Drug Improvement and Modernization Act (the “MMA”), in the physician clinic setting and January 1, 2006, in the hospital outpatient and dialysis settings, Aranesp®, Neulasta® and NEUPOGEN® have been reimbursed under a Medicare Part B payment methodology that reimburses each product at 106% of its average sales price (“ASP”) (sometimes referred to as “ASP+6%”). Effective January 1, 2008, Medicare payment in the hospital outpatient setting reimburses each product at 105% of its ASP. ASP is calculated by the manufacturer based on a statutorily defined formula and submitted to CMS. A product’s ASP is calculated on a quarterly basis and therefore may change each quarter. The ASP in effect for a given quarter (the “Current Period”) is based upon certain historical sales and sales incentive data covering a statutorily defined period of time preceding the Current Period. For example, the ASP based payment rate for Aranesp® that will be in effect for the third quarter of 2008 will be based in part on certain historical sales and sales incentive data for Aranesp® from April 1, 2007 through March 31, 2008. CMS publishes the ASPs for products in advance of the quarter in which they go into effect.

In the United States, dialysis providers are primarily reimbursed for EPOGEN® by the federal government through the End Stage Renal Disease (“ESRD Program”) of Medicare. The ESRD Program reimburses approved providers for 80% of allowed dialysis costs; the remainder is paid by other sources, including patients, state Medicaid programs, private insurance, and to a lesser extent, state kidney patient programs. The ESRD Program reimbursement methodology is established by federal law and is monitored and implemented by CMS. Effective January 1, 2006, the payment mechanism for separately reimbursed dialysis drugs in both free-standing and hospital-based dialysis centers, including EPOGEN® and Aranesp®, is reimbursed by Medicare at ASP+6% using the same payment amounts used in the physician clinic setting. Beginning in the third quarter of 2007, based on its ongoing assessment for payment of Part B drugs, CMS instituted a single payment limit for Epoetin alfa (EPOGEN® and PROCRIT®) in all provider settings. Although we cannot predict the payment levels of EPOGEN® in future quarters or whether Medicare payments for dialysis drugs may be modified by future federal legislation, a decrease in the reimbursement rate for EPOGEN® may have a material adverse effect on our business and results of operations. Any changes to the ASP calculations directly affect the Medicare reimbursement for our products administered in the physician office, dialysis facility and hospital outpatient setting. These calculations are regularly reviewed for completeness and based on such review, we have revised our reported ASPs to reflect calculation changes both prospectively and retroactively. Partially as a result of our methodology changes, our ASP reimbursement rate for EPOGEN® was reduced for the third quarter of 2007.

Since April 1, 2006, the Medicare reimbursement for ESAs administered to dialysis patients has been subject to a revised Hematocrit Measurement Audit Program Memorandum (“HMA-PM”), a Medicare payment review mechanism used by CMS to monitor EPOGEN® and Aranesp® utilization and appropriate hematocrit outcomes of dialysis patients. This policy, the EMP, was revised, effective January 1, 2008, requiring a 50% reduction in Medicare reimbursement if a patient’s Hb is above 13 g/dL for three or more consecutive months. In addition, the revised EMP reduces the monthly dosing limits to 400,000 IUs of EPOGEN®, from 500,000 IUs, and to 1,200 mcgs of Aranesp®, from 1,500 mcgs. The implementation of the revised EMP and ESA label changes have led to a decline in EPOGEN® sales for the first quarter of 2008 compared to the first quarter of 2007 primarily due to a decline in both overall utilization and as well as average dosing per patient. We believe that pronounced dose declines, which have been observed in the quarter of EMP implementation, will moderate in subsequent quarters, as has been observed with prior years’ EMP changes.

Changes resulting from the MMA, which beginning in 2005 lowered reimbursement for our products, could negatively affect product sales of some of our marketed products. However, we believe that our product sales for 2005, 2006 and 2007 were not significantly impacted by the reimbursement changes resulting from the MMA. However, additional provisions of the MMA and other regulations affecting reimbursement that have gone or may go into effect could affect our product sales in the future. For example, the MMA required a report to Congress and a demonstration project with regard to a bundled payment system for dialysis, including separately billable drugs and EPOGEN®. The report to Congress was issued on February 20, 2008, but the demonstration project, which was scheduled to start in January 2006, has been delayed with no announced start date. Bundling initiatives that have been implemented in other healthcare settings have resulted in lower utilization of services that had not previously been a part of the bundled payment. Because CMS is continuing to study bundled payments in the ESRD setting and legislation is possible, we cannot predict what impact a bundled payments system would have on sales of EPOGEN® or Aranesp® used in the treatment of persons receiving outpatient dialysis services.

In addition, in response to CMS considering and rejecting changes to the ASP calculation methodology for accounting for discounts in multi-product contracts in the 2007 Medicare Physician Fee Schedule Final Rule, MedPAC released its second Congressionally-mandated report on December 29, 2006 on the impact of changes in Medicare payments for Part B Drugs specifically recommending that the Secretary of the Department of Health and Human Services clarify ASP reporting requirements “to ensure that ASP calculations allocate discounts to reflect the transaction price for each drug.” Under the ASP system, we allocate our discounts based on the prices paid for individual drugs, according to the terms of its contracts with physicians and other purchasers, and we believe that the resulting ASPs reflect the transaction prices for individual drugs. Referencing a MedPAC December 2006 report, CMS proposed in the Medicare Physician Fee Schedule Proposed Rule for 2008 revising the methodology for calculating ASP to require the reallocation of price concessions of drugs sold under “bundled arrangements,” described by CMS in part as an arrangement regardless of physical packaging under which the rebate, discount or other price concession is conditioned upon the purchase of the same drug or biological or other drugs or biologicals or some other performance requirement. In the Medicare Physician Fee Schedule Final Rule for 2008, CMS stated that it was not finalizing the proposed regulatory change at this time, based on comments recommending a delay and raising concerns about the proposal. The agency also clarified that in the absence of specific guidance, manufacturers may continue to make “reasonable assumptions” in the calculation of ASP, consistent with the general requirements and the intent of the Medicare statute and regulations and their customary business practices. The agency stated that it will continue to monitor this issue and may provide more specific guidance in the future. Related to this issue, CMS issued a final Medicaid rule on July 6, 2007 that covered a broad range of topics concerning the calculation and use of average manufacturing price (“AMP”) and best price as well as a definition for bundled sales under the Medicaid program. Although it has minor differences, the definition of “bundled sale” under this rule is essentially the same as what CMS proposed under the definition of “bundled arrangement” in the Medicare Physician Fee Schedule Proposed Rule for 2008 but which was not adopted for ASP reporting in the Final Rule for 2008. We continue in the process of evaluating what impact the final Medicaid rule will have on our business.

Other initiatives reviewing the coverage or reimbursement of our products, including those related to safety, could result in less extensive coverage or lower reimbursement and could negatively affect sales of some of our marketed products. For example, on March 14, 2007, shortly after the March 9, 2007 label changes for all ESAs, CMS announced that the agency had begun reviewing all Medicare policies related to the administration of ESAs in non-renal disease applications as part of a national coverage analysis (“NCA”) which is generally CMS’ first step toward developing a national coverage determination (“NCD”). Generally, a NCD is a national policy statement granting, limiting or excluding Medicare coverage or reimbursement for a specific medical item or service. On May 14, 2007, CMS issued the proposed NCD following a review of data and public comments submitted as part of the NCA, which under the MMA, was subject to a 30-day public comment period that ended June 13, 2007. On July 30, 2007, CMS issued its Decision Memorandum which was substantially altered from the proposed NCD. On January 14, 2008, CMS issued changes to its Medicare NCD Manual, adding the ESA Decision Memorandum, effective for claims with dates of service on and after July 30, 2007 with an implementation date of April 7, 2008. In the Decision Memorandum, CMS determined that ESA treatment was not reasonable and necessary for certain clinical conditions. The Decision Memorandum established the ESA reimbursement policy for Medicare and other government beneficiaries who are treated for CIA with ESAs. We believe that the restrictions in the Decision Memorandum changed the way ESAs are used in clinical practice, for example, by decreasing the number of treated patients, the average ESA dose and the duration of ESA therapy.

We believe this restriction on reimbursement of ESAs in the Decision Memorandum has had a material adverse effect on the use, reimbursement and sales of Aranesp® , and our business and results of operations. Additionally, based on our knowledge, although no private payers have implemented the Decision Memorandum to date, many private payers have implemented the restrictions included in the Decision Memorandum. Further, due to difficulties in administering a two-tier medical practice, we believe many healthcare providers have reduced ESA utilization for all of their patients regardless of insurance coverage.

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

Results of Operations

For the three months ended March 31, 2008 and 2007, worldwide product sales and total product sales by geographic region were as follows (dollar amounts in millions):

	Three months ended March 31,		Change
	2008	2007
Aranesp®	$761	$1,020	(25)%
EPOGEN®	554	625	(11)%
Neulasta®/NEUPOGEN®	1,086	1,018	7%
ENBREL	951	730	30%
Sensipar®	133	105	27%
Vectibix®	34	51	(33)%
Other	18	16	13%

Total product sales	$3,537	$3,565	(1)%

Total U.S.	$2,788	$2,884	(3)%
Total International	749	681	10%

Total product sales	$3,537	$3,565	(1)%

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

Total product sales for the three months ended March 31, 2008 decreased 1%, principally due to a decline in U.S. Aranesp® sales, which was substantially offset by an increase in ENBREL sales. In particular, for the three months ended March 31, 2008, U.S. Aranesp® sales declined $249 million, or 38%, reflecting the negative impact on demand, primarily in the supportive cancer care setting, of ongoing regulatory and reimbursement developments that were principally realized in the second half of 2007. Sales of ENBREL increased $221 million, or 30%, for the three months ended March 31, 2008, which includes an initial wholesaler inventory stocking of approximately $120 million resulting from the shift to a wholesaler distribution model. During the three months ended March 31, 2008, ENBREL’s distribution model was converted from primarily being drop shipped directly to pharmacies to a wholesaler distribution model similar to our other products. The increase in ENBREL sales in the first quarter of 2008 also reflects higher demand due to increases in both patients and average net sales price. Total international product sales for the three months ended March 31, 2008 increased 10% and were favorably impacted by $72 million from foreign currency exchange rate changes. Excluding the favorable impact of foreign currency exchange rate changes, international product sales decreased 1% over the three months ended March 31, 2007.

Aranesp®

For the three months ended March 31, 2008 and 2007, total Aranesp® sales by geographic region were as follows (dollar amounts in millions):

	Three months ended March 31,		Change
	2008	2007
Aranesp® - U.S.	$405	$654	(38)%
Aranesp® - International	356	366	(3)%

Total Aranesp®	$761	$1,020	(25)%

The decrease in U.S. Aranesp® sales for the three months ended March 31, 2008 reflects the negative impact on demand, primarily in the supportive cancer care setting, of physician conformance to ongoing regulatory and reimbursement developments, which were principally realized in the second half of 2007, and a slight decline in our segment share. This decrease in Aranesp® sales was partially offset by a slight benefit from a change in accounting estimates related to sales return reserves. The regulatory and reimbursement developments include in particular, (i) the CMS’ Decision Memorandum issued in July 2007, which significantly restricted Medicare reimbursement for use of Aranesp® in CIA and which we believe has also negatively impacted Aranesp® use in CIA for patients covered by private insurance plans, (ii) the loss of Aranesp® for use in the treatment of AoC and (iii) the March 9, 2007 and November 8, 2007 product safety-related label changes in the United States. During the latter part of the three months ended December 31, 2007 and during the three months ended March 31, 2008, Aranesp® sales were relatively stable as we realized only a slight decrease in underlying demand.

The decrease in international Aranesp® sales for the three months ended March 31, 2008 principally reflects continued ESA dosing conservatism and pricing pressures in Europe, partially offset by changes in foreign currency exchange rates, which positively impacted sales by approximately $35 million. Excluding the impact of foreign currency exchange rate changes, international Aranesp® sales for the three month period decreased 12%. Through March 31, 2008, biosimilars and other recently introduced marketed products in Europe have not had a significant impact on total international Aranesp® sales.

In addition to the factors mentioned in the “Product sales” section above, future worldwide Aranesp® sales will be dependent, in part, on such factors as:

•	regulatory developments, including those resulting from:

¡

product safety-related label changes occurring on March 7, 2008 in the United States for the class of ESAs, including Aranesp®, as a result of discussions with the FDA regarding safety data from the PREPARE and GOG-191 studies;

¡	pending additional product label changes in the United States for the class of ESAs, including Aranesp®, resulting from the ODAC meeting on March 13, 2008;

¡

product PI changes occurring on March 5, 2008 in Europe for the class of ESAs, including Aranesp®, by the European Commission and the potential for further changes resulting from additional regulatory review;

¡

outcome of the SAG-O meeting on May 15, 2008 to review an overview on studies that have been initiated or conducted since July 2007, as well as any other new data that can help to elucidate recent issues on the impact of ESAs on tumor progression and survival in cancer patients;

¡	future product label changes;

¡	risk management activities undertaken by us or required by the FDA or other regulatory authorities, including a REMS;

•	reimbursement developments, including those resulting from:

¡	government’s and/or third-party payer’s reaction to recent or future product label changes;

¡	current or future cost containment pressures by third-party payers, including governments and private insurance plans;

•	our ability to maintain segment share and differentiate Aranesp® from current and potential future competition, including through pricing strategies;

•

adverse events or results from clinical trials or studies performed by us, including our pharmacovigilance clinical trials, or by others (including our licensees or independent investigators), which have and could further impact product safety labeling, negatively impact healthcare provider prescribing behavior, use of our product, regulatory or private healthcare organization medical guidelines and reimbursement practices;

•	governmental or private organization regulations or guidelines relating to the use of our products;

•

an increasingly competitive environment of products or therapies, which have launched in certain countries outside of the United States, for example Roche’s NeoRecormon® and peg-EPO product, MIRCERA®, and Shire Pharmaceutical Group Plc’s (“Shire’s”) erythropoietin product, Dynepo® (Epoetin delta), and biosimilar products that have been or are expected to be launched in the future; and

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

EPOGEN®

For the three months ended March 31, 2008 and 2007, total EPOGEN® sales were as follows (dollar amounts in millions):

	Three months ended March 31,		Change
	2008	2007
EPOGEN® - U.S.	$554	$625	(11)%

The decrease in EPOGEN® sales for the three months ended March 31, 2008 was primarily driven by a reduction in dose/utilization due to ESA label changes and the CMS’ revisions to its EMP, that became effective January 1, 2008, as well as unfavorable wholesaler inventory changes and unfavorable revised estimates of dialysis demand (primarily spillover) for prior quarters (see Note 1, “Summary of significant accounting policies – Product sales” to the Condensed Consolidated Financial Statements for further discussion).

We believe that the EMP implementation in January 2008 has significantly impacted physician behavior resulting in declines in dosing trends, however we believe that the pronounced dose declines, which have been observed in the quarter of implementation, will moderate in subsequent quarters, as has been observed with prior years’ EMP changes.

In addition to the factors mentioned in the “Product sales” section above, future EPOGEN® sales will be dependent, in part, on such factors as:

•	reimbursement developments, including those resulting from:

¡	changes in healthcare providers’ prescribing behavior resulting in dose declines due to the CMS’ revisions to its EMP, which became effective January 1, 2008;

¡	the federal government’s reaction to recent or future product label changes;

¡	changes in reimbursement rates or changes in the basis for reimbursement by the federal government;

•	regulatory developments, including those resulting from:

¡	future product label changes;

¡	risk management activities undertaken by us or required by the FDA, including a REMS;

•	governmental or private organization regulations or guidelines relating to the use of our products, including changes in medical guidelines and legislative actions;

•

adverse events or results from clinical trials or studies performed by us, including our pharmacovigilance clinical trials, or by others (including our licensees or independent investigators), which have and could further impact product safety labeling, negatively impact healthcare provider prescribing behavior, use of our product, regulatory or private healthcare organization medical guidelines and reimbursement practices;

•	cost containment pressures from the federal government on healthcare providers;

•	pricing strategies; and

•	changes in future patient population growth or dose/utilization;

any or all of which could have a material adverse impact on future sales of EPOGEN®.

See the “Overview” section above and “Item 1A. Risk Factors” in Part II herein for further discussion of certain of the above factors that could impact our future product sales.

Neulasta®/NEUPOGEN®

For the three months ended March 31, 2008 and 2007, total Neulasta®/NEUPOGEN® sales by geographic region were as follows (dollar amounts in millions):

	Three months ended March 31,		Change
	2008	2007
Neulasta® - U.S.	$569	$573	(1)%
NEUPOGEN® - U.S.	223	204	9%

U.S. Neulasta®/NEUPOGEN® - Total	792	777	2%

Neulasta® - International	187	146	28%
NEUPOGEN® - International	107	95	13%

International Neulasta®/NEUPOGEN® - Total	294	241	22%

Total Worldwide Neulasta®/NEUPOGEN®	$1,086	$1,018	7%

The increase in U.S. sales of Neulasta®/NEUPOGEN® for the three months ended March 31, 2008 was primarily driven by higher demand for Neulasta® primarily reflecting increases in average net sales price, partially offset by unfavorable wholesaler inventory changes. The increase in international Neulasta®/NEUPOGEN® sales for the three months ended March 31, 2008 reflects changes in foreign currency exchange rates, which positively impacted first quarter combined international sales by $28 million, as well as increased demand driven by continued conversion from NEUPOGEN® to Neulasta®. Excluding the favorable impact of foreign currency exchange rate changes, international Neulasta®/NEUPOGEN® sales increased 10%.

In addition to the factors mentioned in the “Product sales” section above, future worldwide Neulasta®/NEUPOGEN® sales growth will be dependent, in part, on such factors as:

•	penetration of existing segments;

•

competitive products or therapies, including biosimilar products that have been or may be approved in the European Union (“EU”) sometime in 2008 and be available shortly thereafter. For example, in February 2008, Teva Pharmaceuticals Industries Limited (“Teva”) received a positive opinion from the CHMP for its G-CSF biosimilar product, TevaGrastim®, and is expected to launch in the EU in the second quarter of 2008;

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

•	governmental or private organization regulations or guidelines relating to the use of our products;

•	cost containment pressures from governments and private insurers on healthcare providers;

•	our ability to minimize healthcare provider distraction from Neulasta®/NEUPOGEN® due to ESA issues;

•	pricing strategies;

•	patient growth; and

•

development of new treatments for cancer and future chemotherapy treatments. For example, those that are less myelosuppressive may require less Neulasta®/NEUPOGEN®, however, other future chemotherapy treatments that are more myelosuppressive, such as dose dense chemotherapy, could require more Neulasta®/NEUPOGEN®.

See “Item 1A. Risk Factors” in Part II herein for further discussion of certain of the above factors that could impact our future product sales.

ENBREL

For the three months ended March 31, 2008 and 2007, total ENBREL sales by geographic region were as follows (dollar amounts in millions):

	Three months ended March 31,		Change
	2008	2007
ENBREL - U.S.	$904	$693	30%
ENBREL - International	47	37	27%

Total ENBREL	$951	$730	30%

ENBREL sales growth for the three months ended March 31, 2008 includes an initial wholesaler inventory stocking of approximately $120 million resulting from the shift to a wholesaler distribution model in the first quarter of 2008. During the three months ended March 31, 2008, ENBREL’s distribution model was converted from primarily being drop shipped directly to pharmacies to a wholesaler distribution model similar to our other products. We believe that this estimated initial wholesaler inventory stocking is within the expected normal inventory range. The increase in ENBREL sales in the first quarter of 2008 also reflects higher demand due to increases in both patients and average net sales price. While ENBREL continued to maintain a leading position in both rheumatology and dermatology, the sales growth during the three months ended March 31, 2008 was affected by slight share declines in the United States in both segments versus the first quarter of 2007 due to increased competitive activity.

In addition to the factors mentioned in the “Product sales” section above, future worldwide ENBREL sales growth will be dependent, in part, on such factors as:

•

the effects of competing products or therapies, which may include new indications for existing products and new competitive products coming to market, such as J&J’s CNTO 1275 (ustekinumab) and CNTO 148 (golimumab) and, in part, our ability to differentiate ENBREL based on its safety profile and efficacy;

•	recent or future product label changes;

•	risk management activities undertaken by us or required by the FDA or other regulatory authorities;

•	growth in the rheumatology and dermatology segments;

•	outcome of the DODAC meeting on June 18, 2008 to review data supporting the supplemental BLA submitted by us for the use of ENBREL in treating pediatric patients with chronic moderate to severe plaque psoriasis, who are inadequately controlled with topical therapy or who have received systemic therapy or phototherapy;

•	the availability, extent and access to reimbursement by government and third-party payers;

•

adverse events or results from clinical trials or studies performed by us or by others (including our licensees or independent investigators), which could expand safety labeling and may negatively impact healthcare provider prescribing behavior, use of our product, regulatory or private healthcare organization medical guidelines and reimbursement practices;

•	governmental or private organization regulations or guidelines relating to the use of our products;

•	cost containment pressures from governments and private insurers on healthcare providers;

•	pricing strategies; and

•	penetration of existing and new segments, including potential expanded indications.

See “Item 1A. Risk Factors” in Part II herein for further discussion of certain of the above factors that could impact our future product sales.

Selected operating expenses

The following table summarizes selected operating expenses for the three months ended March 31, 2008 and 2007 (dollar amounts in millions):

	Three months ended March 31,		Change
	2008	2007
Product sales	$3,537	$3,565	(1)%
Operating expenses:
Cost of sales (excludes amortization of acquired intangible assets)	$546	$592	(8)%
% of product sales	15%	17%
Research and development	$694	$851	(18)%
% of product sales	20%	24%
Selling, general and administrative	$874	$770	14%
% of product sales	25%	22%
Amortization of acquired intangible assets	$74	$74	0%
Other	$10	$—	100%

Cost of sales

Cost of sales, which excludes the amortization of acquired intangible assets (see “Condensed Consolidated Statements of Income”), decreased 8% during the three months ended March 31, 2008 primarily driven by lower Aranesp® sales volume and reduced product scrap charges partially offset by a higher cost product mix attributable to increased ENBREL sales and a $26 million write-off of a semi-completed manufacturing asset during the three months ended March 31, 2007.

Research and development

R&D costs are expensed as incurred and primarily include salaries, benefits and other staff related costs; facilities and overhead costs; clinical trial and related clinical manufacturing costs; contract services and other outside costs; information systems and amortization of technology used in R&D with alternative future uses. R&D expenses consist of internal R&D costs, costs incurred under R&D arrangements with our corporate partners, such as activities performed on behalf of KA, and costs associated with collaborative R&D and in-licensing arrangements, including upfront fees and milestones paid to collaboration partners in connection with technologies that have no alternative future use. R&D collaborations resulting in a net payment or reimbursement of R&D costs are recognized as the obligation has been incurred or we become entitled to the cost recovery.

R&D expenses decreased 18% for the three months ended March 31, 2008, which was primarily attributable to decreases of $64 million in staff-related costs and other expense reductions principally resulting from the previously announced restructuring plan, $36 million from cost recoveries derived from licensing transactions with Daiichi Sankyo Company, Limited and Takeda Pharmaceutical Company Limited (“Takeda”) in Japan and $41 million of clinical trial costs. Clinical trial costs decreased as some of our large clinical trials completed enrollment and the significant costs associated with site initiation and patient enrollment are no longer being incurred.

Selling, general and administrative

SG&A expenses are primarily comprised of salaries and benefits associated with sales and marketing, finance, legal and other administrative personnel; outside marketing expenses; overhead and facilities costs and other general and administrative costs. For the three months ended March 31, 2008, the 14% increase in SG&A is primarily driven by higher Wyeth profit expense due to higher ENBREL sales, which accounted for approximately three quarters of the increase. For the three months ended March 31, 2008 and 2007, the Wyeth profit share expense as a percentage of total SG&A, was approximately one third and 30%, respectively.

Amortization of acquired intangible assets

Amortization of acquired intangible assets relates to the acquired product technology rights acquired in connection with the Immunex acquisition.

Other

As discussed in Note 2, “Restructuring” to the Condensed Consolidated Financial Statements, on August 15, 2007, we announced plans to restructure our worldwide operations in order to improve our cost structure while continuing to make significant R&D investments and build the framework for our future growth. As a result of this restructuring plan, we recorded the following charges during the three months ended March 31, 2008: (i) staff separation costs of $4 million, (ii) asset impairment charges of $2 million and (iii) other charges of $4 million.

Interest and other income and (expense), net

Interest and other income and (expense), net for the three months ended March 31, 2008 was $22 million of income compared to $6 million of expense for the three months ended March 31, 2007. This change is primarily due to the rebalancing of investments in our marketable securities portfolio which resulted in net realized gains of approximately $30 million during the three months ended March 31, 2008 and the write-off of $51 million of deferred financing and related costs in March 2007 resulting from the repayment of certain of our convertible debt, partially offset by the incremental interest expense of approximately $53 million related to the $4.0 billion of debt issued in May 2007.

Income taxes

Our effective tax rate for the three months ended March 31, 2008 was 21.0%, compared with 20.3% for the same period last year. The increase in our effective tax rate for the three months ended March 31, 2008 compared to the three months ended March 31, 2007 was primarily due to the expiration of the federal research and experimentation tax credit (“R&E Credit”) on December 31, 2007, partially offset by a proportionate increase in the amount of foreign earnings intended to be invested indefinitely outside of the United States relative to total pretax income.

See Note 4, “Income taxes” to the Condensed Consolidated Financial Statements for further discussion.

Recent and proposed accounting pronouncements

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” and SFAS No. 160, “Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”. These standards will significantly change the accounting and reporting for business combination transactions and noncontrolling (minority) interests in consolidated financial statements, including capitalizing at the acquisition date the fair value of acquired IPR&D, and testing for impairment and writing down these assets, if necessary, in subsequent periods during their development. These new standards will be applied prospectively for business combinations that occur on or after January 1, 2009, except that presentation and disclosure requirements of SFAS 160 regarding noncontrolling interests shall be applied retrospectively.

In December 2007, the FASB ratified EITF No. 07-1, “Accounting for Collaborative Agreements”. EITF 07-1 provides guidance regarding financial statement presentation and disclosure of collaborative arrangements, as defined, which includes arrangements we have entered into regarding development and commercialization of products and product candidates. EITF 07-1 is effective for us as of January 1, 2009, and its adoption is not expected to have a material impact on our condensed consolidated results of operations or financial position.

In August 2007, the FASB exposed for public comment a proposed FASB Staff Position (“FSP”) that would change the method of accounting for convertible debt securities that require or permit settlement in cash either in whole or in part upon conversion (“cash settled convertible debt securities”), which includes our convertible debt securities, and would require the proposed method to be retrospectively applied. During its March 2008 deliberations, the FASB affirmed the proposed method of accounting and decided to delay the effective date of the final FSP for calendar year end companies like us to the first quarter of 2009. The FASB currently indicates that it expects to take a final vote on and, if approved, issue the final FSP in the second quarter of 2008. Under this proposed method of accounting, the debt and equity components of our convertible debt securities would be bifurcated and accounted for separately in a manner that would result in recognizing interest on these securities at effective rates more comparable to what we would have incurred had we issued nonconvertible debt with otherwise similar terms. The equity component of our convertible debt securities would be included in the paid-in-capital section of stockholders’ equity on our Consolidated Balance Sheet and, accordingly, the initial carrying values of these debt securities would be reduced. Our net income for financial reporting purposes would be reduced by recognizing the accretion of the reduced carrying values of our convertible debt securities to their face amounts as additional non-cash interest expense. Therefore, if the FASB issues the final FSP to change the method of accounting for cash settled convertible debt securities as described above, it would have a material adverse impact on our past and future reported financial results. We cannot predict any other changes in GAAP that may be made which would affect accounting for convertible debt securities and which could have an adverse impact on our past or future reported financial results.

Financial Condition, Liquidity and Capital Resources

The following table summarizes selected financial data (in millions):

	March 31, 2008	December 31, 2007
Cash, cash equivalents and marketable securities	$8,647	$7,151
Total assets	36,128	34,639
Current debt	2,000	2,000
Non-current debt	9,177	9,177
Stockholders’ equity	19,087	17,869

We believe that existing funds, cash generated from operations and existing sources of and access to financing are adequate to satisfy our working capital, capital expenditure and debt service requirements for the foreseeable future, as well as to support our stock repurchase programs and other business initiatives, including acquisitions and licensing activities. We have $2.0 billion of floating rate notes due in November 2008 and we are currently exploring alternatives to refinance opportunistically.

Cash, cash equivalents and marketable securities

Of the total cash, cash equivalents and marketable securities at March 31, 2008, approximately $4.5 billion was generated from operations in foreign tax jurisdictions and is intended for use in our foreign operations. If these funds are repatriated for use in our U.S. operations, we would be required to pay additional U.S. federal and state income taxes at the applicable marginal tax rates.

Financing arrangements

The following table reflects the carrying value of our long-term borrowings under our various financing arrangements as of March 31, 2008 and December 31, 2007 (in millions):

	March 31, 2008	December 31, 2007
0.125% convertible notes due 2011 (2011 Convertible Notes)	$2,500	$2,500
0.375% convertible notes due 2013 (2013 Convertible Notes)	2,500	2,500
Floating rate notes due 2008 (2008 Floating Rate Notes)	2,000	2,000
5.85% notes due 2017 (2017 Notes)	1,099	1,099
4.85% notes due 2014 (2014 Notes)	1,000	1,000
4.00% notes due 2009 (2009 Notes)	999	999
6.375% notes due 2037 (2037 Notes)	899	899
Other	180	180

Total borrowings	11,177	11,177
Less current portion	2,000	2,000

Total non-current debt	$9,177	$9,177

On April 17, 2008, we filed a shelf registration statement with the SEC, which replaced our previous $1.0 billion shelf registration statement, which allows us to issue an unspecified amount of debt securities, common stock, preferred stock, warrants to purchase debt securities, common stock, preferred stock or depository shares, rights to purchase common stock or preferred stock, securities purchase contracts, securities purchase units and depository shares. Under this registration statement, all of the securities available for issuance may be offered from time to time with terms to be determined at the time of issuance.

In May 2008, we increased our commercial paper program by $1.3 billion, which provides for unsecured, short-term borrowings of up to an aggregate of $2.5 billion. We also have a $2.5 billion unsecured revolving credit facility to be used for general corporate purposes, including commercial paper backup, which matures in November 2012. No amounts were outstanding under the commercial paper program or credit facility as of March 31, 2008.

Certain of our financing arrangements contain non-financial covenants and as of March 31, 2008 we were in compliance with all applicable covenants. None of our financing arrangements contain any financial covenants. Our outstanding convertible notes and our outstanding long-term notes are rated “A+” with a negative outlook by Standard & Poor’s, “A2” under review for possible downgrade by Moody’s Investors Service, Inc. and “A” with a stable outlook by Fitch, Inc.

See “Recent and proposed accounting pronouncements” for a discussion of potential future impacts to the accounting for our convertible debt.

Cash flows

The following table summarizes our cash flow activity (in millions):

	Three months ended March 31,
	2008	2007
Net cash provided by operating activities	$1,582	$893
Net cash provided by investing activities	697	927
Net cash provided by (used in) financing activities	21	(2,036)

Operating

Cash provided by operating activities has been and is expected to continue to be our primary recurring source of funds. Cash provided by operating activities during the three months ended March 31, 2008 increased primarily due to a decrease in disbursements from the timing of payments in the normal course of business and the receipt of $300 million for an upfront milestone payment related to our licensing agreement with Takeda, which is included in the “Changes in deferred revenue” in the Condensed Consolidated Statements of Cash Flows.

Investing

Capital expenditures totaled $170 million during the three months ended March 31, 2008, compared with $325 million during the same period last year. The capital expenditures during the three months ended March 31, 2008 were primarily associated with manufacturing capacity expansions in Puerto Rico and Fremont, other site developments and investment in our global enterprise resource planning (“ERP”) system. The capital expenditures during the three months ended March 31, 2007 were primarily associated with manufacturing capacity expansions in Puerto Rico and other locations and investment in our global ERP system. We currently estimate 2008 spending on capital projects and equipment to be approximately $900 million.

Financing

During the three months ended March 31, 2008, we did not repurchase any shares of our common stock. During the three months ended March 31, 2007, we repurchased 8.8 million shares of our common stock at a total cost of $537 million. As of March 31, 2008, we had $6.4 billion available for stock repurchases under the $5.0 billion repurchase authorization received from the Board of Directors in July 2007 and amounts remaining from the Board of Director’s previous authorization in December 2006. The manner of purchases, amounts we spend and the number of shares repurchased will vary based on a variety of factors including the stock price, blackout periods, in which we are restricted from repurchasing shares, and our credit rating and may include private block purchases as well as market transactions. Repurchases under our stock repurchase programs reflect, in part, our confidence in the long-term value of Amgen common stock. Additionally, we believe that it is an effective way of returning cash to our stockholders.

For additional information regarding our stock repurchase program, see “Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities” in Part II herein.

We receive cash from the exercise of employee stock options and proceeds from the sale of stock. Employee stock option exercises provided $28 million and $138 million of cash during the three months ended March 31, 2008 and 2007, respectively. Proceeds from the exercise of employee stock options will vary from period to period based upon, among other factors, fluctuations in the market value of our stock relative to the exercise price of such options.

On March 2, 2007, as a result of holders of substantially all of our outstanding 2032 Modified Convertible Notes exercising their March 1, 2007 put option, we purchased $2.3 billion aggregate principal amount, or the majority of the then outstanding convertible notes at their then-accreted value for $1.7 billion in cash.

Item 4.	CONTROLS AND PROCEDURES

We maintain “disclosure controls and procedures,” as such term is defined under Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in Amgen’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to Amgen’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, Amgen’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and in reaching a reasonable level of assurance Amgen’s management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation under the supervision and with the participation of our management, including Amgen’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Amgen’s disclosure controls and procedures. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2008.

Management determined that, as of March 31, 2008, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

See Note 8, “Contingences” to the Condensed Consolidated Financial Statements for a discussion which is limited to certain recent developments concerning our legal proceedings. This discussion should be read in conjunction with Note 10, “Contingencies” to our Consolidated Financial Statements in Part IV of our Annual Report on Form 10-K for the year ended December 31, 2007.

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

Our current products and products in development cannot be sold if we do not gain or maintain regulatory approval of our products and we may be required to perform additional clinical trials or change the labeling of our products or conduct other potentially limiting or costly risk management activities if we or others identify side effects or safety concerns after our products are on the market.

We and certain of our licensees and partners conduct research, preclinical testing and clinical trials for our product candidates and marketed products for both their existing indications as well as for new and/or expanded indications. In addition, we manufacture and contract manufacture, and certain of our licensees and partners manufacture our products and product candidates, price, sell, distribute and market or co-market our products for their approved indications. These activities are subject to extensive regulation by numerous state and federal governmental authorities in the United States, such as the FDA and CMS, as well as in foreign countries, such as the European Agency for the Evaluation of Medicinal Products (“EMEA”) in European countries, Canada and Australia. Currently, we are required in the United States and in foreign countries to obtain approval from those countries’ regulatory authorities before we can manufacture (or have our third-party manufacturers produce), market and sell our products in those countries. The FDA and other U.S. and foreign regulatory agencies have substantial authority to fail to approve commencement of, suspend or terminate clinical trials, require additional testing, delay or withhold registration and marketing approval, mandate product withdrawals and require changes in labeling (including eliminating certain therapeutic indications) of our products. On September 27, 2007, President Bush signed into law the Food and Drug Administration Amendments Act of 2007 (the “FDAAA”), significantly adding to the FDA’s authority including allowing the FDA to (i) require sponsors of marketed products to conduct post-approval clinical studies to assess a known serious risk, signals of serious risk or to identify an unexpected serious risk; (ii) mandate labeling changes to products, at any point in a product’s lifecycle, based on new safety information and (iii) require sponsors to implement a REMS for a product which could include a medication guide, patient package insert, a communication plan to healthcare providers, or other elements as the FDA deems are necessary to assure safe use of the drug, which could include imposing certain restrictions on distribution or use of a product. Failure to comply with the new requirements, if imposed on a sponsor by the FDA under the FDAAA, could result in significant civil monetary penalties. Further, regulatory agencies could change existing, or promulgate new, regulations at any time which may affect our ability to obtain or maintain approval of our existing or future products or require significant additional costs to obtain or maintain such approvals.

In our experience, obtaining regulatory approval has been and continues to be increasingly difficult and costly and takes many years, and after it is obtained remains costly to maintain. With the occurrence of a number of high profile safety events with certain pharmaceutical products, regulatory authorities, and in particular the FDA, members of Congress, the U.S. Government Accountability Office (“GAO”), Congressional committees, private health/science foundations and organizations, medical professionals, including physicians and investigators, and the general public are increasingly concerned about potential or perceived safety issues associated with pharmaceutical and biological products, whether under study for initial approval or already marketed. For example, we have received letters from both the House Subcommittee on Oversight and Investigation, Committee on Energy and Commerce and the United States Senate Committee on Finance with inquiries with respect to our ESA studies, promotions of our ESAs and other products, rebates and contracting strategies and our pharmacovigilance program, to which we have fully cooperated by submitting our responses and meeting with Congressional staff. To the extent that there is resulting legislation or changes in CMS or FDA policy or regulatory activity as a result of Congressional concerns, such changes could have a material or adverse effect on the use of our ESA products.

As a result of this increasing concern, potential or perceived safety signals and safety concerns, from clinical trials, use by the market or other sources, are receiving greater scrutiny, which may lead to fewer treatments being approved by the FDA or other regulatory bodies, revised labeling of an approved product or a class of products for safety reasons, potentially including a boxed warning or additional limitations on the use of approved products in specific therapeutic areas (until additional clinical trials can be designed and completed), mandated PMCs, pharmacovigilance programs for approved products or requirement of risk management activities (including a REMS) related to the promotion and sale of a product. In addition, significant concerns about the safety and effectiveness of our products could ultimately lead to the revocation of marketing approval by therapeutic area, or in total, which would have a material adverse effect on the use, sales and reimbursement of the affected products and on our business and results of operations. (See “– Our sales depend on payment and reimbursement from third-party payers, and, to the extent that reimbursement for our products is reduced, this could negatively impact the utilization of our products.”)

Certain specific labeling or label changes of approved products or product candidates may be necessary or required for a number of reasons, including: the identification of actual or theoretical safety or efficacy concerns by regulatory agencies, the discovery of significant problems with a similar product that implicates an entire class of products, subsequent concerns about the sufficiency of the data or studies underlying the label or changes to the underlying safety/efficacy analysis related to results from clinical trials performed by us or others. In addition, before or after any of our products are approved for commercial use, regulatory bodies could decide that the product labels need to include certain warning language as part of an evolving label change to a particular class of products. For example, in March and November 2007 and in March 2008, the labels of the class of ESA products, including Aranesp® and EPOGEN®, were updated to include revised boxed warnings, restrictions on the use of ESAs in specific therapeutic areas and other safety-related product labeling changes. We continue to be in discussion with the FDA to complete further revisions to our ESA labels. (See “– The potential future labeling changes or risk management activities including those discussed at the March 13, 2008 ODAC meeting may adversely impact the use, sales and reimbursement of our ESAs.”) On March 17, 2008, we and Wyeth announced updates to the FDA approved PI for ENBREL in which the U.S. PI now contains a boxed warning relating to the risk of infections, including tuberculosis. This information now in the boxed warning includes additional language regarding screening and monitoring patients for tuberculosis, including patients who tested negative for latent tuberculosis infection. Additionally, on May 1, 2008, we announced that the FDA has asked us to participate in a meeting of the DODAC on June 18, 2008 to review data supporting the supplemental BLA submitted by us for the use of ENBREL in treating pediatric patients with chronic moderate to severe plaque psoriasis, who are inadequately controlled with topical therapy or who have received systemic therapy or phototherapy. Although we cannot predict what action, if any, the FDA may take or require of us or what recommendations may arise from the DODAC meeting, a recommendation by the DODAC not to approve the new indication or any further revisions to the ENBREL label could have a negative impact on the use and sales of ENBREL. Additionally, the FDA previously instituted a class label change for the class of ESAs to add information about pure red cell aplasia (“PRCA”) to the adverse event profile section and for the boxed warning in the PI of the label described above. A revision of product labeling or the regulatory actions described above could be required even if there is no clearly established connection between the product and the safety or efficacy concerns that have been raised. Also in October 2007, we announced that we and the FDA adopted changes to the U.S. PI for Vectibix® based on the results of the Panitumumab Advanced Colorectal Cancer Evaluation (“PACCE”) trial highlighting to clinicians the greater risk seen when Vectibix® is combined with Avastin® and the specific chemotherapy used in the PACCE trial to treat patients with first-line metastatic colorectal cancer (“mCRC”). Vectibix® is not indicated for the first-line treatment of mCRC and the new safety information applies to an unapproved use of Vectibix®.

In addition, if we or others identify safety concerns before approval of the product or after a product is on the market, the regulatory agencies such as the FDA or EMEA may impose risk management activities upon us at substantial costs and/or may require additional or more extensive clinical trials as part of a pharmacovigilance program of our product, or for approval of a new indication, any of which could have a negative affect on our ability to launch the product candidate and could have a material adverse effect on sales of the affected products and on our business and results of operations. For example, the FDA required us to submit a REMS as part of the BLA for NplateTM which extended its PDUFA date from April 23 to July 23, 2008. Regulatory agencies such as the FDA could also require us to engage in risk management activities, including a REMS, which could modify or restrict our existing promotional activities, restrict or encumber the ability of healthcare providers to prescribe, dispense or use our products or limit patient access to our products. In addition to our ESA products, we have ongoing PMC studies for substantially all of our marketed products other than Sensipar®. These clinical trials must be conducted by us to maintain regulatory approval and marketing authorization. For example, we have agreed with the FDA to a robust pharmacovigilance program to continue to study the safety surrounding the use of ESAs in certain cancer indications. (See “– The potential future labeling changes or risk management activities including those discussed at the March 13, 2008 ODAC meeting may adversely impact the use, sales and reimbursement of our ESAs.”) Additionally, the approvals of Vectibix® in both the United States and EU were conditioned on us conducting additional clinical trials of the use of Vectibix® as a therapy in treating mCRC. If results from mandated clinical trials as part of a PMC or pharmacovigilance program are negative or any risk management activities resulted in decreased use of our products, it could have a material adverse effect on sales of the affected products and on our business and results of operations.

Substantially all of our marketed products are currently approved in the United States and most are approved in Europe and in other foreign countries for specific uses. However, later discovery of unknown problems with our products could result in the regulatory activities described above or even the potential withdrawal of the product in certain therapeutic areas or certain product presentations, or completely, from the market. If new medical data suggests an unacceptable safety risk or previously unidentified side-effects, we may voluntarily withdraw, or regulatory authorities may mandate we withdraw such product in certain therapeutic areas, or completely recall a product presentation from the market for some period or permanently. For example in 2006, we initiated a voluntary recall of the Neulasta® SureClick™ pre-filled pen in Europe because of the potential risk to patients of receiving an incomplete dose and we conducted a voluntary wholesaler recall of a limited number of lots of ENBREL as a result of a small number of reports of missing, detached or loose rubber caps on the needleless syringe filled with diluent liquid by a third-party contract manufacturer and packaged with the vials of ENBREL. Although there have been no observable adverse event trends associated with the Neulasta® SureClick™ pre-filled pen or with the reports of missing, detached or loose rubber caps on the needleless syringe packaged with the ENBREL vials, we may experience the same or other problems in the future resulting in broader product recalls or adverse event trends. Additionally, if other parties (including our licensees, such as J&J and Wyeth, or independent investigators) fail to effectively report to regulatory agencies side effects or other safety concerns that occur from their use of our products in clinical trials or studies or from marketed use, regulatory approval may be withdrawn for a product for the therapeutic area in question, or completely, or other risk management activities may be imposed by regulators.

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

The potential future labeling changes or risk management activities including those discussed at the March 13, 2008 ODAC meeting may adversely impact the use, sales and reimbursement of our ESAs.

On March 9, 2007, based upon data from our AoC 103 Study, J&J’s Correction of Hemoglobin and Outcomes in Renal Insufficiency (“CHOIR”) study, and preliminary data from the third-party investigator Danish Head and Neck Cancer (“DAHANCA”) 10 Study, among others, the FDA approved updated safety information, including a boxed warning, in the PI for the class of ESAs, including Aranesp® and EPOGEN®. On May 10, 2007, the ODAC held a panel meeting to discuss the safety/efficacy profile of ESA use in oncology. Responding to questions posed by the FDA, the ODAC recommended that more restrictions be added to ESA labels and that additional clinical trials be conducted by companies with currently approved ESAs, including us, although no specific restrictions or studies were recommended at the ODAC meeting. The committee is advisory and FDA officials are not bound to or limited by its recommendations. However, the FDA has commonly followed the recommendations of its advisory panels. The FDA also held a joint meeting of the CRDAC and the DSaRMAC on September 11, 2007, which evaluated the safety data on ESA use in renal disease.

On November 8, 2007, in recognition of the input from the May 2007 ODAC and September 2007 joint CRDAC/DSaRMAC meetings, we announced additional updates to the Aranesp® and EPOGEN®/PROCRIT® package inserts which reflected ongoing interactions with the FDA regarding the safety and benefit/risk profile of ESAs. The changes to the ESA labels included modifications to the boxed warnings which included language with respect to renal failure which stated that “patients experienced greater risks for death and serious cardiovascular events when administered ESAs to target higher versus lower hemoglobin levels (13.5 vs. 11.3 g/dL; 14 vs. 10 g/dL) in two clinical studies. Individualize dosing to achieve and maintain hemoglobin levels within the range of 10 to 12 g/dL.” Additional language was also added to the INDICATIONS AND USAGE section, and the WARNINGS section and clarification of the Hb range for CRF patients was added in the DOSAGE AND ADMINISTRATION section. On March 7, 2008, we announced that the FDA approved updated safety information, including the boxed warning in the labeling information for the class of ESAs, including Aranesp® and EPOGEN®. The updated boxed warning states that ESAs shortened overall survival and/or time-to-tumor progression in clinical studies in patients with breast, non-small cell lung, head and neck, lymphoid and cervical cancers when dosed to a target Hb of greater than or equal to 12 g/dL. In the “Increased Mortality and/or Tumor Progression” warning section of the updated labeling, the interim results of the PREPARE study in neo-adjuvant breast cancer were added as well as follow up data from the GOG-191 study in cervical cancer.

On March 13, 2008, the FDA held a follow-up ODAC panel meeting to discuss cumulative data, including recent study results, on the risks of ESAs when used in the oncology setting. Although not required, the FDA has and will likely continue to take into consideration the recommendations by the ODAC in its ongoing discussions with us regarding our ESAs. Responding to questions posed by the FDA, the fourteen ODAC members voted as follows:

FDA Questions to the Committee	Yes	No	Abstention
Considering all the available data on the benefit and risks of ESAs in the treatment of anemia due to concomitant cancer chemotherapy, do you recommend that these products continue to be marketed for that indication?	13	1

Should the current indication be modified to restrict use only to patients with small cell lung cancer?	6	8

Should the current indication be modified to include a statement that ESA use is not indicated for patients receiving potentially curative treatments?	11	2	1

Should the current indication be modified to include a statement that ESA use is not indicated for patients with breast and/or head and neck cancers?	9	5

Should the FDA require the implementation of an informed consent/patient agreement for the treatment of chemotherapy induced anemia?	8	5	1

Should the FDA mandate a restricted distribution system for oncology patients receiving ESAs?*	1	10	2

* Only thirteen votes cast.

We are in ongoing discussions with the FDA, and in connection with available safety data, including the data and study results discussed at the ODAC, the FDA has asked us to (i) propose additional safety-related changes to the labeling for Aranesp® and EPOGEN®, (ii) develop a proposed REMS for Aranesp® and EPOGEN® and (iii) conduct clinical trials to determine the effects of Aranesp® and EPOGEN® on survival and tumor outcomes. We are in the process of preparing the submissions responsive to the FDA’s requests and although we cannot predict what final label revisions or risk management activities the FDA may require of us based upon the recommendations from the ODAC meeting, further revisions to the labels for Aranesp® and EPOGEN® and/or risk management activities could have a material adverse impact on the reimbursement, use and sales of our ESA products, which would have a material adverse effect on our business and results of operations. (See “– Our current products and products in development cannot be sold if we do not gain or maintain regulatory approval of our products and we may be required to perform additional clinical trials or change the labeling of our products or conduct other potentially limiting or costly risk management activities if we or others identify side effects or safety concerns after our products are on the market” and “– Our sales depend on payment and reimbursement from third-party payers, and, to the extent that reimbursement for our products is reduced, this could negatively impact the utilization of our products.”)

In addition, we continue to work with the FDA to finalize protocols for large placebo-controlled randomized studies that will formally evaluate overall survival and progression free survival endpoints in patients treated according to the U.S. approved package insert. The addition of these clinical trials to our pharmacovigilance program and any additional clinical trials required by the FDA could result in substantial additional expense, additional label restrictions, or the loss of regulatory approval for an approved indication and may have a material adverse effect on our business and results of operations. Additionally, any negative results from such trials could materially affect the extent of approvals, the use, reimbursement and sales of our ESA products. (See “– Before we commercialize and sell any of our product candidates or existing products for new indications, we must conduct clinical trials in humans; if we fail to adequately manage these trials we may not be able to sell future products and our sales could be adversely affected.”)

On March 5, 2008, we announced that the European Commission reached its decision to amend the PI for the class of ESAs, including Aranesp®, based on the positive opinion from the CHMP in January 2008, which was consistent with the EMEA’s October 23, 2007 press release stipulating a uniform target Hb range for all ESAs of 10 g/dL to 12 g/dL with guidance to avoid sustained Hb levels above 12 g/dL. Following the March 13, 2008 ODAC, we have continued to share additional ESA safety data with the EMEA as it has become available. In addition, on May 6, 2008, we announced that the CHMP has requested that we and other ESA marketing authorization holders participate in a closed meeting of the SAG-O on May 15, 2008. The marketing authorization holders have been asked to provide an overview on studies that have been initiated or conducted since July 2007, as well as any other new data that can help to elucidate recent issues on the impact of ESAs on tumor progression and survival in cancer patients. These data include previously disclosed interim results from the PREPARE study in neoadjuvant breast cancer therapy; follow-up data from the GOG-191 study in cervical cancer, which were published in the February 2008 issue of Gynecologic Oncology; and the February 2008 meta-analysis by Bennett et al, which was published in the Journal of the American Medical Association. SAGs are created by the CHMP to deliver answers, on a consultative basis, to specific questions addressed to them by the CHMP. The CHMP, while taking into account the position expressed by the SAG, remains responsible for its final opinion. Should the CHMP and EMEA add additional safety labeling to the class of ESAs based upon the SAG-O meeting, the reimbursement, use and sales of Aranesp® in Europe could be materially adversely affected.

Before we commercialize and sell any of our product candidates or existing products for new indications, we must conduct clinical trials in humans; if we fail to adequately manage these trials we may not be able to sell future products and our sales could be adversely affected.

Before we can sell any products, we must conduct clinical trials which demonstrate that our product candidates are safe and effective for use in humans for the indications sought or our existing products are safe and effective for use in humans in new indications sought. Additionally, we may be required to conduct additional trials as a condition of the approval of our label or as a result of perceived or existing safety concerns. The results of these clinical trials are used as the basis to obtain regulatory approval from regulatory authorities such as the FDA. Clinical trials are experiments conducted using our product candidates in human patients having the diseases or medical conditions we are trying to address. Conducting clinical trials is a complex, time-consuming and expensive process. We are required to conduct clinical trials using an appropriate number of trial sites and patients to support the product label claims we are seeking or to support our existing label. The length of time, number of trial sites and patients required for clinical trials vary substantially according to the type, complexity, novelty and intended use of the product candidate or the extent of the safety concerns, post-marketing issues and/or exposure to patients and therefore, we may spend several years and incur substantial expense in completing certain trials. Our ability to complete our clinical trials in a timely fashion depends in large part on a number of key factors including protocol design, regulatory and institutional review board approval, availability of clinical study material and the rate of patient enrollment in clinical trials. Patient enrollment is a function of several factors, including the size and location of the patient population, enrollment criteria and competition with other clinical trials for eligible patients. As such, there may be limited availability of patients who meet the criteria for certain clinical trials. Delays in planned clinical trials can result in increased development costs, delays in regulatory approvals, associated delays in product candidates reaching the market and revisions to existing product labels. In addition, in order to increase the number of patients available for enrollment for our clinical trials, we have and will continue to open clinical sites and enroll patients in a number of new geographic locations where our experience conducting clinical trials is more limited, including Russia, China, India and some Central and South American countries either through utilization of third-party contract clinical trial providers entirely or in combination with local staff. Conducting clinical trials in locations where we have limited experience requires substantial time and resources to identify and understand the unique regulatory environments of individual countries. If we fail to adequately manage the design, execution and regulatory aspects of our large, complex and regulatory diverse clinical trials, our clinical trials and corresponding regulatory approvals may be delayed or we may fail to gain approval for our product candidates altogether or could lose our ability to market existing products in certain therapeutic areas or altogether. If we are unable to market and sell our product candidates or are unable to obtain approvals in the timeframe needed to execute our product strategies, our business and results of operations would be materially adversely affected. Additional information on our clinical trials can be found on our website at (http://www.amgen.com). (This website address is not intended to function as a hyperlink, and the information contained on our website is not intended to be a part of this filing.)

Patients may also suffer adverse medical events or side effects in the course of our, our licensees, partners or independent investigator’s clinical trials of our products or product candidates that may delay the clinical program, require additional or longer trials to gain approval, prohibit regulatory approval of our product candidates or additional indications for our currently approved products, or may render the product candidate commercially unfeasible or limit our ability to market existing products in certain therapeutic areas or at all. For example, as a result of observing an increased frequency of cholecystitis, inflammation of the gall bladder, in patients treated with our late-stage product candidate motesanib diphosphate, we delayed our phase 3 trial in first-line non-small cell lung cancer (“NSCLC”), which was previously expected to begin in the fourth quarter of 2006, until the second half of 2007. Clinical trials must be designed based on the current standard of medical care. However in certain diseases, such as cancer, the standard of care is evolving rapidly. In these diseases, the duration of time needed to complete certain clinical trials may result in the design of such clinical trials being based on an out of date standard of medical care, limiting the utility and application of such trials. Of course, even if we successfully manage our clinical trials, we may not obtain favorable clinical trial results and may not be able to obtain regulatory approval for new product candidates, product label extensions or maintenance of our current labels on this basis. Further, clinical trials conducted by others, including our licensees, partners or independent investigators, may result in unfavorable clinical trials results that may call into question the safety of our products in off-label or on label uses that may result in label restrictions and/or additional trials.

In connection with our efforts to improve our cost structure, we refocused our spending on critical R&D and operational priorities and sought greater efficiencies in how we conduct our business, including optimizing ongoing clinical trials and trial initiation. These efforts will assist in allowing us to provide continued support of key activities including (i) current and future postmarketing studies, including those with respect to our ESA products, Aranesp® and EPOGEN®; (ii) regulatory affairs, safety and compliance functions; (iii) clinical studies to advance our late-stage pipeline; (iv) the advancement of earlier stage compounds and (v) research efforts in the core areas of oncology, inflammation, bone and metabolic disorders. To the extent future sales are negatively affected as a result of additional regulatory and reimbursement developments or other challenges, we may be required to further adjust our R&D investment plans. Such actions could result in delays in obtaining approval or reductions in the number of indications and market potential of our product candidates. We also partner certain portions and/or geographic regions of our pipeline to preserve opportunities that may result in sharing the positive economic results with another party. For example, in the first quarter of 2008 we completed a collaboration with Takeda for up to thirteen clinical molecules from our pipeline.

Our sales depend on payment and reimbursement from third-party payers, and, to the extent that reimbursement for our products is reduced, this could negatively impact the utilization of our products.

Sales of all of our principal products are dependent, in part, on the availability and extent of reimbursement from third-party payers, including governments and private insurance plans. Generally, in Europe and other countries outside the United States, the government sponsored healthcare system is the primary payer of healthcare costs of patients. Governments may regulate access to, prices or reimbursement levels of our products to control costs or to affect levels of use of our products. Worldwide use of our products may be affected by these cost containment pressures and cost shifting from governments and private insurers to healthcare providers or patients in response to ongoing initiatives to reduce or reallocate healthcare expenditures. Further, adverse events or results from clinical trials or studies performed by us or by others or from the marketed use of our drugs may expand safety labeling for our approved products and may negatively impact worldwide reimbursement for our products. On July 30, 2007, the CMS issued its Decision Memorandum and on January 14, 2008, issued changes to its Medicare National Coverage Determinations Manual, effective for claims with dates of service on or after July 30, 2007, with an implementation date of April 7, 2008. A discussion of the Decision Memorandum follows below. (See also “– Our current products and products in development cannot be sold if we do not gain or maintain regulatory approval of our products and we may be required to perform additional clinical trials or change the labeling of our products or conduct other potentially limiting or costly risk management activities if we or others identify side effects or safety concerns after our products are on the market.” and “– Guidelines and recommendations published by various organizations can reduce the use of our products.”)

Most patients receiving Aranesp®, Neulasta® and NEUPOGEN® for approved indications are covered by government and/or private payer healthcare programs. Medicare and Medicaid government healthcare programs’ payment policies for drugs and biologicals are subject to various laws and regulations. Beginning in January 1, 2005 under the MMA, in the physician clinic setting and January 1, 2006, in the hospital outpatient and dialysis settings, Aranesp®, Neulasta® and NEUPOGEN® have been reimbursed under a Medicare Part B payment methodology that reimburses each product at 106% of its ASP (sometimes referred to as “ASP+6%”). Effective January 1, 2008, Medicare payment in the hospital outpatient setting reimburses each product at 105% of its ASP. ASP is calculated by the manufacturer based on a statutorily defined formula and submitted to CMS. A product’s ASP is calculated on a quarterly basis and therefore may change each quarter. The ASP in effect for a given quarter (the “Current Period”) is based upon certain historical sales and sales incentive data covering a statutorily defined period of time preceding the Current Period. For example, the ASP based payment rate for Aranesp® that will be in effect for the third quarter of 2008 will be based in part on certain historical sales and sales incentive data for Aranesp® from April 1, 2007 through March 31, 2008. CMS publishes the ASPs for products in advance of the quarter in which they go into effect.

In the United States, dialysis providers are primarily reimbursed for EPOGEN® by the federal government through the ESRD Program of Medicare. The ESRD Program reimburses approved providers for 80% of allowed dialysis costs; the remainder is paid by other sources, including patients, state Medicaid programs, private insurance, and to a lesser extent, state kidney patient programs. The ESRD Program reimbursement methodology is established by federal law and is monitored and implemented by CMS. Effective January 1, 2006, the payment mechanism for separately reimbursed dialysis drugs in both free-standing and hospital-based dialysis centers, including EPOGEN® and Aranesp®, is reimbursed by Medicare at ASP+6% using the same payment amounts used in the physician clinic setting. Beginning in the third quarter of 2007, based on its ongoing assessment for payment of Part B drugs, CMS instituted a single payment limit for Epoetin alfa (EPOGEN® and PROCRIT®) in all provider settings. Although we cannot predict the payment levels of EPOGEN® in future quarters or whether Medicare payments for dialysis drugs may be modified by future federal legislation, a decrease in the reimbursement rate for EPOGEN® may have a material adverse effect on our business and results of operations. Any changes to the ASP calculations directly affect the Medicare reimbursement for our products administered in the physician office, dialysis facility and hospital outpatient setting. These calculations are regularly reviewed for completeness and based on such review, we have revised our reported ASPs to reflect calculation changes both prospectively and retroactively. Partially as a result of our methodology changes, our ASP reimbursement rate for EPOGEN® was reduced for the third quarter of 2007.

Since April 1, 2006, the Medicare reimbursement for ESAs administered to dialysis patients has been subject to a revised HMA-PM, a Medicare payment review mechanism used by CMS to monitor EPOGEN® and Aranesp® utilization and appropriate hematocrit outcomes of dialysis patients. This policy, the EMP, was revised, effective January 1, 2008, requiring a 50% reduction in Medicare reimbursement if a patient’s Hb is above 13 g/dL for three or more consecutive months. In addition, the revised EMP reduces the monthly dosing limits to 400,000 IUs of EPOGEN®, from 500,000 IUs, and to 1,200 mcgs of Aranesp®, from 1,500 mcgs. The implementation of the revised EMP and ESA label changes have led to a decline in EPOGEN® sales for the first quarter of 2008 compared to the first quarter of 2007 primarily due to a decline in both overall utilization and as well as average dosing per patient. We believe that pronounced dose declines, which have been observed in the quarter of EMP implementation, will moderate in subsequent quarters, as has been observed with prior years’ EMP changes. However, further reductions in utilization or declining doses of EPOGEN® as a result of the revised EMP will have a material adverse effect on the sales of EPOGEN® and our business and results of operations.

Changes resulting from the MMA, which beginning in 2005 lowered reimbursement for our products, could negatively affect product sales of some of our marketed products. However, we believe that our product sales for 2005, 2006 and 2007 were not significantly impacted by the reimbursement changes resulting from the MMA. However, additional provisions of the MMA and other regulations affecting reimbursement that have gone or may go into effect could affect our product sales in the future. For example, the MMA required a report to Congress and a demonstration project with regard to a bundled payment system for dialysis, including separately billable drugs and EPOGEN®. The report to Congress was issued on February 20, 2008, but the demonstration project, which was scheduled to start in January 2006, has been delayed with no announced start date. Bundling initiatives that have been implemented in other healthcare settings have resulted in lower utilization of services that had not previously been a part of the bundled payment. Because CMS is continuing to study bundled payments in the ESRD setting and legislation is possible, we cannot predict what impact a bundled payments system would have on sales of EPOGEN® or Aranesp® used in the treatment of persons receiving outpatient dialysis services.

In addition, in response to CMS considering and rejecting changes to the ASP calculation methodology for accounting for discounts in multi-product contracts in the 2007 Medicare Physician Fee Schedule Final Rule, MedPAC released its second Congressionally-mandated report on December 29, 2006 on the impact of changes in Medicare payments for Part B Drugs specifically recommending that the Secretary of the Department of Health and Human Services clarify ASP reporting requirements “to ensure that ASP calculations allocate discounts to reflect the transaction price for each drug.” Under the ASP system, we allocate our discounts based on the prices paid for individual drugs, according to the terms of its contracts with physicians and other purchasers, and we believe that the resulting ASPs reflect the transaction prices for individual drugs. Referencing a MedPAC December 2006 report, CMS proposed in the Medicare Physician Fee Schedule Proposed Rule for 2008 revising the methodology for calculating ASP to require the reallocation of price concessions of drugs sold under “bundled arrangements,” described by CMS in part as an arrangement regardless of physical packaging under which the rebate, discount or other price concession is conditioned upon the purchase of the same drug or biological or other drugs or biologicals or some other performance requirement. In the Medicare Physician Fee Schedule Final Rule for 2008, CMS stated that it was not finalizing the proposed regulatory change at this time, based on comments recommending a delay and raising concerns about the proposal. The agency also clarified that in the absence of specific guidance, manufacturers may continue to make “reasonable assumptions” in the calculation of ASP, consistent with the general requirements and the intent of the Medicare statute and regulations and their customary business practices. The agency stated that it will continue to monitor this issue and may provide more specific guidance in the future. Related to this issue, CMS issued a final Medicaid rule on July 6, 2007 that covered a broad range of topics concerning the calculation and use of AMP and best price as well as a definition for bundled sales under the Medicaid program. Although it has minor differences, the definition of “bundled sale” under this rule is essentially the same as what CMS proposed under the definition of “bundled arrangement” in the Medicare Physician Fee Schedule Proposed Rule for 2008 but which was not adopted for ASP reporting in the Final Rule for 2008. We continue in the process of evaluating what impact the final Medicaid rule will have on our business.

Other initiatives reviewing the coverage or reimbursement of our products, including those related to safety, could result in less extensive coverage or lower reimbursement and could negatively affect sales of some of our marketed products. For example, on March 14, 2007, shortly after the March 9, 2007 label changes for all ESAs, CMS announced that the agency had begun reviewing all Medicare policies related to the administration of ESAs in non-renal disease applications as part of a NCA which is generally CMS’ first step toward developing a NCD. Generally, a NCD is a national policy statement granting, limiting or excluding Medicare coverage or reimbursement for a specific medical item or service. On May 14, 2007, CMS issued the proposed NCD following a review of data and public comments submitted as part of the NCA, which under the MMA, was subject to a 30-day public comment period that ended June 13, 2007. On July 30, 2007, CMS issued its Decision Memorandum which was substantially altered from the proposed NCD. On January 14, 2008, CMS issued changes to its Medicare NCD Manual, adding the ESA Decision Memorandum, effective for claims with dates of service on and after July 30, 2007 with an implementation date of April 7, 2008. In the Decision Memorandum, CMS determined that ESA treatment was not reasonable and necessary for certain clinical conditions. The Decision Memorandum established the ESA reimbursement policy for Medicare and other government beneficiaries who are treated for CIA with ESAs. We believe that the restrictions in the Decision Memorandum changed the way ESAs are used in clinical practice, for example, by decreasing the number of treated patients, the average ESA dose and the duration of ESA therapy.

We believe this restriction on reimbursement of ESAs in the Decision Memorandum has had and may continue to have a material adverse effect on the use, reimbursement and sales of Aranesp®, and our business and results of operations. Additionally, based on our knowledge, although no private payers have implemented the Decision Memorandum to date, many private payers have implemented the restrictions included in the Decision Memorandum. Further, due to difficulties in administering a two-tier medical practice, we believe many healthcare providers have reduced ESA utilization for all of their patients regardless of insurance coverage. While we cannot fully predict the further impact of the Decision Memorandum on how, or under what circumstances, healthcare providers will prescribe or administer our ESAs, it had a significant impact to our business in 2007 and believe that it may continue to impact us in 2008.

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

If, and when, reimbursement rates or availability for our marketed products changes adversely or if we fail to obtain adequate reimbursement for our current or future products, healthcare providers may limit how much or under what circumstances they will prescribe or administer them, which could reduce the use of our products or cause us to reduce the price of our products. This could result in lower product sales, which could have a material adverse effect on us and our results of operations. For example, the use of EPOGEN® in the United States in connection with treatment for ESRD is funded primarily by the U.S. federal government. In early 1997, CMS, formerly known as Healthcare Financing Administration (“HCFA”), instituted a reimbursement change for EPOGEN®, which materially and adversely affected our EPOGEN® sales until the policies were revised. In addition, following the update to the ESA labels and associated revisions in compendia, nearly all Medicare contractors dropped reimbursement for Aranesp® for anemia of cancer. (See “– Guidelines and recommendations published by various organizations can reduce the use of our products.”) Also, we believe the increasing emphasis on cost-containment initiatives in the United States, Europe and other countries has and will continue to put pressure on the price and usage of our products, which may adversely impact product sales. Further, when a new therapeutic product is approved, the governmental and/or private coverage and reimbursement for that product is uncertain and a failure to demonstrate clear clinical and/or comparative value associated with the use of a new therapeutic product as compared to existing therapeutic products or practices may result in inadequate or no reimbursement. We cannot predict the availability or amount of reimbursement for our approved products or product candidates, including those at a late stage of development, and current reimbursement policies for marketed products may change at any time. Sales of all our products are and will be affected by government and private payer reimbursement policies. Reduction in reimbursement for our products could have a material adverse effect on our product sales and results of operations.

If our intellectual property positions are challenged, invalidated, circumvented or expire, or if we fail to prevail in present and future intellectual property litigation, our business could be adversely affected.

The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and often involve complex legal, scientific and factual questions. To date, there has emerged no consistent policy regarding breadth of claims allowed in such companies’ patents. Third parties may challenge, invalidate or circumvent our patents and patent applications relating to our products, product candidates and technologies. In addition, our patent positions might not protect us against competitors with similar products or technologies because competing products or technologies may not infringe our patents. For certain of our product candidates, there are third parties who have patents or pending patent applications that they may claim prevent us from commercializing these product candidates in certain territories. Patent disputes are frequent, costly and can preclude or delay commercialization of products. We are currently, and in the future may be, involved in patent litigation. However, a patent dispute or litigation may not discourage a potential violator from bringing the product that is alleged to infringe to market and we may be subject to competition during certain periods of litigation. For example, with the October 23, 2007, jury verdict in the U.S. Federal District Court in Boston and the Court’s rulings on various pre-trial and post-trial motions, F. Hoffmann-La Roche Ltd., Roche Diagnostics GmbH, and Hoffmann-La Roche, Inc. (collectively, “Roche”) was found to infringe a total of ten claims from four of Amgen’s EPO patents. Roche filed a BLA with the FDA for their peg-EPO product and on November 14, 2007 the FDA approved MIRCERA® for the treatment of anemia associated with CRF including patients on dialysis and patients not on dialysis. We are now requesting the Court make permanent the preliminary injunction currently in place that prohibits Roche from commercializing its peg-EPO product in the United States in violation of our affirmed patent rights. On April 9, 2008, Roche appealed the preliminary injunction. This lawsuit is described in Note 10 “Contingencies – Roche Matters” to the Consolidated Financial Statements in our 2007 Form 10-K and are updated as required in subsequently filed Form 10-Qs. (See “– Our marketed products face substantial competition and other companies may discover, develop, acquire or commercialize products before or more successfully than we do.”) Further, under the Hatch-Waxman Act, products approved by the FDA under a new drug application (“NDA”) may be the subject of patent litigation with generic competitors before the five year period of data exclusivity provided for under the Hatch-Waxman Act has expired and prior to the expiration of the patent term of product. If we lose or settle current or future litigations at certain stages or entirely, we could be subject to competition and/or significant liabilities; required to enter into third-party licenses for the infringed product or technology or required to cease using the technology or product in dispute. In addition, we cannot guarantee that such licenses will be available on terms acceptable to us, or at all.

Our success depends in part on our ability to obtain and defend patent rights and other intellectual property rights that are important to the commercialization of our products and product candidates. We have filed applications for a number of patents and have been granted patents or obtained rights relating to erythropoietin, natural and recombinant G-CSF, darbepoetin alfa, pegfilgrastim, etanercept, cinacalcet HCl, panitumumab and our other products and potential products. We market our erythropoietin, recombinant G-CSF, darbepoetin alfa, pegfilgrastim, etanercept, cinacalcet HCl and panitumumab products as EPOGEN® (Epoetin alfa), NEUPOGEN® (Filgrastim), Aranesp® (darbepoetin alfa), Neulasta® (pegfilgrastim), Enbrel® (etanercept), Sensipar®/Mimpara® (cinacalcet HCl) and Vectibix® (panitumumab), respectively. With respect to our material patents, we have had a number of G-CSF patent expiries in the United States.

We also have been granted or obtained rights to patents in Europe relating to erythropoietin; G-CSF; pegfilgrastim (pegylated G-CSF); etanercept; two relating to darbepoetin alfa; hyperglycosylated erythropoietic proteins; and cinacalcet HCl. Our principal European patent relating to erythropoietin expired on December 12, 2004 and our principal European patent relating to G-CSF expired on August 22, 2006. As these patents have expired, some companies have and we believe others may receive approval for and market biosimilar (as they are generally known in the EU) and other products to compete with these products in the EU presenting additional competition to our products. (See “– Our marketed products face substantial competition and other companies may discover, develop, acquire or commercialize products before or more successfully than we do.”)

We may experience difficulties, delays or unexpected costs and not achieve or maintain anticipated cost savings from our recently announced restructuring plan.

As a result of recent developments and, in particular the regulatory and reimbursement changes to our marketed ESA products, on August 15, 2007, we announced a plan to restructure our worldwide operations in order to improve our cost structure while continuing to make significant R&D investments and build the framework for our future growth. As part of the restructuring plan, we reduced staff, made changes to certain capital projects and closed certain production operations. As a result of our restructuring plan, we expect to reduce costs beginning in 2008. Our ability to achieve and maintain anticipated savings is dependent upon various future developments, some of which are beyond our control. We may also not realize or maintain, in full or in part, the anticipated benefits and savings from our restructuring efforts due to unforeseen difficulties, delays or unexpected costs. If we are unable to achieve or maintain the anticipated savings or benefits to our business in the expected time frame or other unforeseen events occur, our business and results of operations may be adversely affected. Further, if we were to experience additional changes to our business, we may face further restructuring and/or reorganization activities in the future.

In addition, our reduction of staff was completed through a combination of a voluntary transition program and an involuntary reduction in force. In order to be successful and build our framework for future growth, we must continue to execute and deliver on our core business initiatives with fewer human resources and losses of intellectual capital. We must also attract, retain and motivate key employees including highly qualified management, scientific, manufacturing and sales and marketing personnel who are critical to our business. We may not be able to attract, retain or motivate qualified employees in the future and our inability to do so may adversely affect our business.

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

Government agencies promulgate regulations and guidelines directly applicable to us and to our products. However, professional societies, practice management groups, insurance carriers, physicians, private health/science foundations and organizations involved in various diseases from time to time may also publish guidelines or recommendations to healthcare providers, administrators and payers, and patient communities. Recommendations of government agencies or these other groups/organizations may relate to such matters as usage, dosage, route of administration and use of related therapies and reimbursement of our products by government and private payers. (See “– Our sales depend on payment and reimbursement from third-party payers, and, to the extent that reimbursement for our products is reduced, this could negatively impact the utilization of our products.”) Organizations like these have in the past made recommendations about our products. Recommendations or guidelines that are followed by patients and healthcare providers could result in decreased use and/or dosage of our products. Some examples of agency and organizational guidelines include:

•

On August 30, 2007, the National Kidney Foundation (the “NKF”) distributed to the nephrology community final updated Kidney Disease Outcomes Quality Initiative (“KDOQI”) clinical practice guidelines and clinical practice recommendations for anemia in chronic kidney disease (“CKD”). The NKF’s Anemia Work Group conducted an extensive review of results from 26 new and existing randomized controlled trials, comparing the risks and benefits of a range of Hb therapeutic targets in CKD patients. Based on this review, the NKF-KDOQI™ Anemia Work Group recommended in their 2007 Update to the NKF-KDOQI™ Anemia Management Guidelines that physicians target Hb in the range of 11 g/dL to 12 g/dL, and also stipulated that the target not be above 13 g/dL. Like others in the nephrology community, we continue to monitor the impact the updated guidelines have had and will have on physician utilization and dosage of EPOGEN® and Aranesp®.

•

The GAO issued a report on December 5, 2006 recommending that ESRD drugs and biologics, including EPOGEN®, be bundled into the Medicare dialysis composite payment rate. This recommendation is similar to the ones made by MedPAC and CMS. A day after the GAO report was released, the House Ways and Means Committee held a hearing that focused on EPOGEN®, including discussion of the delay in the MMA mandated bundled payment demonstration, and the GAO report and recommendation. Future Medicare reform legislation may require a bundled payment for all dialysis services, including but not limited to ESAs, other drugs and labs common in dialysis.

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

Further, several of our product candidates have failed or been discontinued at various stages in the product development process, including, but not limited to, Brain Derived Neurotrophic Factor (“BDNF”), Megakaryocyte Growth and Development Factor (“MGDF”) and Glial Cell Lined-Derived Neurotrophic Factor (“GDNF”). For example, in 1997, we announced the failure of BDNF for the treatment of amyotrophic lateral sclerosis, or Lou Gehrig’s Disease, because the product candidate, when administered by injection, did not produce acceptable clinical results for a specific use after a phase 3 trial, even though BDNF had progressed successfully through preclinical and earlier clinical trials. In addition, in 1998, we discontinued development of MGDF, a novel platelet growth factor, at the phase 3 trial stage after several people in platelet donation trials developed low platelet counts and neutralizing antibodies. Also, in June 2004, we announced that the phase 2 study of GDNF for the treatment of advanced Parkinson’s disease did not meet the primary study endpoint upon completion of nine months of the double-blind treatment phase of the study even though a small phase 1 pilot investigator-initiated open-label study over a three year period appeared to result in improvements for advanced Parkinson’s disease patients. Subsequently, in the fall of 2004 we discontinued clinical development of GDNF in patients with advanced Parkinson’s disease after several patients in the phase 2 study developed neutralizing antibodies and new preclinical data showed that GDNF caused irreversible damage to the area of the brain critical to movement control and coordination. On February 11, 2005, we confirmed our previous decision to halt clinical trials and, as a part of that decision and based on thorough scientific review, we also concluded that we will not provide GDNF to the 48 patients who participated in clinical trials that were terminated in the fall of 2004. Of course, there may be other factors that prevent us from marketing a product. We cannot guarantee we will be able to produce or manufacture commercially successful products. (See “– Difficulties, disruptions or delays in manufacturing or failure to comply with manufacturing regulations may limit supply of our products and limit our product sales.”; “– Our current products and products in development cannot be sold if we do not gain or maintain regulatory approval of our products and we may be required to perform additional clinical trials or change the labeling of our products or conduct other potentially limiting or costly risk management activities if we or others identify side effects or safety concerns after our products are on the market.” and “– Before we commercialize and sell any of our product candidates or existing products for new indications, we must conduct clinical trials in humans; if we fail to adequately manage these trials we may not be able to sell future products and our sales could be adversely affected.”)

Our business may be affected by government investigations or litigation.

We and certain of our subsidiaries are involved in legal proceedings relating to various patent matters, government investigations, our business operations, government requests for information and other legal proceedings that arise from time to time in the ordinary course of our business. Matters required to be disclosed by us are set forth in Note 10, “Contingencies” to the Consolidated Financial Statements in our 2007 Form 10-K and are updated as required in subsequently filed Form 10-Qs. Litigation is inherently unpredictable, and the outcome can result in excessive verdicts and/or injunctive relief that affects how we operate our business. Consequently, it is possible that we could, in the future, incur judgments or enter into settlements of claims for monetary damages or change the way we operate our business, which could have a material adverse effect on our results of operations, financial position or cash flows.

The federal government, state governments and private payers are investigating, and many have filed actions against numerous pharmaceutical and biotechnology companies, including Amgen and Immunex, now a wholly owned subsidiary of ours, alleging that the reporting of prices for pharmaceutical products has resulted in false and overstated average wholesale price (“AWP”), which in turn is alleged to have improperly inflated the reimbursement paid by Medicare beneficiaries, insurers, state Medicaid programs, medical plans and other payers to healthcare providers who prescribed and administered those products. A number of these actions have been brought against us and/or Immunex. Additionally, a number of states have pending investigations regarding our Medicaid drug pricing practices and the U.S. Departments of Justice and Health and Human Services have requested that Immunex produce documents relating to pricing issues. Further, certain state government entity plaintiffs in some of these AWP cases are also alleging that companies, including ours, were not reporting their “best price” to the states under the Medicaid program. These cases and investigations are described in Note 10, “Contingencies – Average Wholesale Price Litigation” to the Consolidated Financial Statements in our 2007 Form 10-K and are updated as required in subsequently filed Form 10-Qs. Other states and agencies could initiate investigations of our pricing practices. A decision adverse to our interests on these actions and/or investigations could result in substantial economic damages and could have a material adverse effect on our results of operations, financial position or cash flows in the period in which such liabilities are incurred.

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

Our revenues and operating results may fluctuate from period to period for a number of reasons, some of which we cannot control. For example, primarily as a result of various regulatory and reimbursement developments involving ESA products that began in 2007, our anemia product sales, in particular sales of Aranesp®, for 2007 were materially adversely impacted. Even a relatively small revenue shortfall may cause financial results for a period to be below our expectations or projections as some of our operating expenses are fixed in the short term and cannot be reduced within a short period of time to offset reductions in revenue. Further, primarily as a result of the various regulatory and reimbursement developments impacting ESA products, on August 15, 2007, we announced a plan to restructure our worldwide operations in order to improve our cost structure. As of March 31, 2008, we have incurred approximately $751 million of the current estimated $775 million to $825 million in charges in connection with this restructuring plan. Our operating results have and will continue to fluctuate and be adversely impacted as a result of these restructuring charges. (See “– We may experience difficulties, delays or unexpected costs and not achieve or maintain anticipated cost savings from our recently announced restructuring plan.”) In addition, in the event that the actual restructuring charges exceed our latest estimate, this may cause our operating results for a period to be below our expectations or projections. As a result of the above or other challenges, including the outcomes from the March 13, 2008 ODAC meeting and continuing label revisions to our ESAs, our revenues and operating results and, in turn, our stock price may be subject to significant fluctuations. Changes in credit ratings issued by nationally recognized statistical ratings organizations could adversely affect our cost of financing and have an adverse effect on the market price of our securities. Additionally, our stock price, like that of other biotechnology companies, is volatile. For example, in the fifty-two weeks prior to March 31, 2008, the trading price of our common stock has ranged from a high of $65.10 per share to a low of $39.97 per share.

Our revenues, operating results and stock price may be affected by a number of factors, such as:

•	adverse developments regarding the safety or efficacy of our products

•	changes in the government’s or private payers’ reimbursement policies or prescribing guidelines for our products

•	inability to maintain regulatory approval of marketed products or manufacturing facilities

•	actual or anticipated clinical trial results of ours or our licensees, partners or independent investigators

•	business development or licensing activities

•	product development or other business announcements by us or our competitors

•	regulatory matters or actions, such as label changes or risk management activities

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

Also, certain of the raw materials required in the commercial manufacturing and the formulation of our products are sourced from other countries and/or derived from biological sources, including mammalian tissues, bovine serum and human serum albumin (“HSA”). We are also investigating alternatives to certain biological sources and alternative manufacturing processes that do not require the use of certain biologically-sourced raw materials as such raw materials may be subject to contamination and/or recall. Also, some countries in which we market our products may restrict the use of certain biologically derived substances in the manufacture of drugs. A material shortage, contamination, recall and/or restriction of the use of certain biologically derived substances or other raw materials, which may be sourced from other countries, used in the manufacture of our products could adversely impact or disrupt our commercial manufacturing of our products or could result in a mandated withdrawal of our products from the market. This could adversely affect our ability to satisfy demand for our products, which could adversely affect our product sales and operating results materially. Further, any disruptions or delays by us or by third-party suppliers or partners in converting to alternatives to certain biological sources and alternative manufacturing processes or our ability to gain regulatory approval for the alternative materials and manufacturing processes could increase our associated costs or result in the recognition of an impairment in the carrying value of certain related assets, which could have a material and adverse affect on our results of operations.

Difficulties, disruptions or delays in manufacturing or failure to comply with manufacturing regulations may limit supply of our products and limit our product sales.

We currently manufacture and market all our principal products, and we plan to manufacture and market many of our product candidates. Manufacturing biologic human therapeutic products is difficult, complex and highly regulated. (See “– Our current products and products in development cannot be sold if we do not gain or maintain regulatory approval of our products and we may be required to perform additional clinical trials or change the labeling of our products or conduct other potentially limiting or costly risk management activities if we or others identify side effects or safety concerns after our products are on the market.”) We currently manufacture our products and product candidates at our manufacturing facilities located in Thousand Oaks and Fremont, California; Boulder and Longmont, Colorado; West Greenwich, Rhode Island; Bothell, Washington and Juncos, Puerto Rico. (See “– We manufacture and formulate, fill and finish substantially all our products at our Puerto Rico manufacturing facility; if significant natural disasters or production failures occur at this facility, we may not be able to supply these products.”) Additionally, we currently use third-party contract manufacturers to produce or assist in the production of ENBREL and Sensipar®/Mimpara® and in the formulation, fill and finish of Vectibix® and plan to use contract manufacturers to produce a number of our late-stage product candidates. (See “– We are dependent on third parties for a significant portion of our bulk supply and the formulation, fill and finish of ENBREL.”) Our ability to adequately and timely manufacture and supply our products is dependent on the uninterrupted and efficient operation of our facilities which is impacted by many manufacturing variables including:

•	availability or contamination of raw materials and components used in the manufacturing process, particularly those for which we have no other source or supplier

•	facility capacity of our facilities or those of our contract manufacturers

•	facility contamination by microorganisms or viruses

•	labor disputes or shortages, including the effects of an avian or pandemic flu outbreak

•	compliance with regulatory requirements

•	changes in forecasts of future demand

•	timing and actual number of production runs

•	production success rates and bulk drug yields

•	timing and outcome of product quality testing

If we have problems in one or more of these or other manufacturing variables, we may experience delayed shipments, supply constraints, stock-outs and/or recalls of our products. For example, in the second quarter of 2002, the prior co-marketers with respect to ENBREL experienced a brief period where no ENBREL was available to fill new patient prescriptions, primarily due to variation in the expected production yield from BI Pharma. If we are at any time unable to provide an uninterrupted supply of our products to patients, we may lose patients, physicians may elect to prescribe competing therapeutics instead of our products, and sales of our products will be adversely affected, which could materially and adversely affect our product sales and results of operations.

We manufacture and contract manufacture, price, sell, distribute and market or co-market our products for their approved indications. These activities are subject to extensive regulation by numerous state and federal governmental authorities in the United States, such as the FDA and CMS, as well as in foreign countries, including European countries, Canada, Australia and Japan. Although we have obtained regulatory approval for our marketed products, these products and our manufacturing processes and those of our third-party contract manufacturers must undergo a potentially lengthy FDA or other regulatory approval process and are subject to continued review by the FDA and other regulatory authorities. It can take longer than five years to build and license a new manufacturing plant and it can take longer than three years to qualify and license a new contract manufacturer. In order to maintain supply, mitigate risks associated with the vast majority of our formulation, fill and finish operations being performed in a single facility and to adequately prepare to launch a number of our late-stage product candidates, we must successfully implement a number of manufacturing projects on schedule, operate our facilities at appropriate production capacity over the next few years, continue our use of third-party contract manufacturers and maintain a state of regulatory compliance. Key manufacturing projects include: (i) expansion of our existing bulk protein facilities at our Puerto Rico site for the production of our late-stage product candidate denosumab; (ii) construction, qualification and licensure of a new formulation and filling facility at our Puerto Rico site and (iii) expansion of our Fremont, California facility to support future product launches.

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

We currently perform all of the formulation, fill and finish for EPOGEN®, Aranesp®, Neulasta® and NEUPOGEN®, some formulation, fill and finish operations for ENBREL, and all of the bulk manufacturing for Aranesp®, Neulasta® and NEUPOGEN® at our manufacturing facility in Juncos, Puerto Rico. Our global supply of these products is significantly dependent on the uninterrupted and efficient operation of this facility. A number of factors could adversely affect our operations, including:

•	power failures

•	breakdown, failure or substandard performance of equipment

•	improper installation or operation of equipment

•	labor disputes or shortages, including the effects of an avian or pandemic flu outbreak

•	inability of third-party suppliers to provide raw materials and components

•	natural or other disasters, including hurricanes

•	failures to comply with regulatory requirements, including those of the FDA

For example, this facility in Puerto Rico has experienced manufacturing component shortages and there was evidence of adverse trends in the microbial bioburden of the production environment that reduced the production output in the past. Although these experiences in Puerto Rico have not impacted our ability to supply product in the past, the same or other problems may result in our being unable to supply these products, which could adversely affect our product sales and operating results materially. Although we have obtained limited insurance to protect against certain business interruption losses, there can be no assurance that such coverage will be adequate or that such coverage will continue to remain available on acceptable terms, if at all. The extent of the coverage of our insurance could limit our ability to mitigate for lost sales and could result in such losses adversely affecting our product sales and operating results materially. (See “– Difficulties, disruptions or delays in manufacturing or failure to comply with manufacturing regulations may limit supply of our products and limit our product sales.”)

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

We currently produce a substantial portion of the annual ENBREL supply at our Rhode Island manufacturing facility. However, we also depend on third parties for a significant portion of our ENBREL bulk supply as well as for some of the formulation, fill and finish of ENBREL that we manufacture. BI Pharma is our third-party contract manufacturer of ENBREL bulk drug; accordingly, our U.S. and Canadian supply of ENBREL is currently significantly dependent on BI Pharma’s production schedule for ENBREL. We would be unable to produce ENBREL in sufficient quantities to substantially offset shortages in BI Pharma’s scheduled production if BI Pharma or other third-party contract manufacturers used for the formulation, fill and finish of ENBREL bulk drug were to cease or interrupt production or services or otherwise fail to supply materials, products or services to us for any reason, including labor shortages or disputes, regulatory requirements or action or contamination of product lots or product recalls. For example, in the second quarter of 2002, the prior co-marketers with respect to ENBREL experienced a brief period where no ENBREL was available to fill new patient prescriptions, primarily due to variation in the expected production yield from BI Pharma. We cannot guarantee that an alternative third-party contract manufacturer would be available on a timely basis or at all. This in turn could materially reduce our ability to satisfy demand for ENBREL, which could materially and adversely affect our operating results.

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

We operate in a highly competitive environment. Our products compete with other products or treatments for diseases for which our products may be indicated. For example, ENBREL competes in certain circumstances with products marketed by J&J, Abbott Laboratories (“Abbott”), Biogen IDEC Inc., Genentech, Inc., Bristol-Myers Squibb Corporation, Novartis AG and Sanofi-Aventis, as well as the generic drug methotrexate, and may face competition from other potential therapies being developed, including J&J’s CNTO 1275 (ustekinumab). Additionally, on January 18, 2008, Abbott announced it had received approval from the FDA to market HUMIRA® as a treatment for adult patients with moderate to severe chronic plaque psoriasis. HUMIRA® will now compete with ENBREL in both the rheumatology and dermatology segments. While ENBREL continues to maintain a leading position in both rheumatology and dermatology, it has experienced and continues to experience share loss to competitors. Vectibix®, our oncology therapeutic in the United States and the EU to treat patients with mCRC, competes with Imclone’s Erbitux®. Additionally, Aranesp® competes or will potentially compete in the EU with:

Product	Company	Countries	Timing for Launch
EPREX®	J&J	EU	Launched in 1988

Neorecormon®	Roche	EU	Launched in 1993

Dynepo™	Shire	Germany, UK	Launched in 2007

Biosimilar Erythropoietin	Sandoz with co-marketers Hexal and Medice	Germany, UK Others	Launched in 2007 2008

Biosimilar Erythropoietin	Hospira/Stada	Germany, UK	2008
		Others	2008

peg-EPO/MIRCERA®	Roche	Germany, UK	Launched in 2007
		Netherlands, Austria, Sweden, Switzerland	2008

In addition, several companies are developing potentially competing therapies. For example, Affymax Inc./Takeda are co-developing, Hematide™, an erythropoietin mimetic for the treatment of anemia. Further, if our currently marketed products are approved for new uses, or if we sell new products, or our competitors get new or expanded indications, we may face new, additional competition that we do not face today. Further, adverse clinical developments for our current products could limit our ability to compete. (See “– Our current products and products in development cannot be sold if we do not gain or maintain regulatory approval of our products and we may be required to perform additional clinical trials or change the labeling of our products or conduct other potentially limiting or costly risk management activities if we or others identify side effects or safety concerns after our products are on the market.”) Our products may compete against products that have lower prices, equivalent or superior performance, are easier to administer or that are otherwise competitive with our products.

Our principal European patent relating to erythropoietin expired on December 12, 2004 and our principal European patent relating to G-CSF expired on August 22, 2006. As these patents have expired, some companies have and other companies may receive approval for and market biosimilar or other products to compete with our products in the EU, presenting additional competition to our products. Although we cannot predict with certainty when the first G-CSF biosimilar products could appear on the market in the EU, with the February 21, 2008 positive opinion from the CHMP, we expect that the first biosimilar G-CSF product will be approved in the second quarter of 2008 and could be available shortly thereafter, and that it would compete with Neulasta® and NEUPOGEN®. For example, in February 2008, Teva received a positive opinion from the CHMP for its G-CSF biosimilar product, TevaGrastim®, which is expected to launch in the EU in the second quarter of 2008. We cannot predict to what extent the entry of biosimilar products or other competing products will impact future Aranesp®, Neulasta® or NEUPOGEN® sales in the EU. Our inability to compete effectively could reduce sales which could have a material adverse effect on our results of operations.

In 2006, the EMEA developed and issued final regulatory guidelines related to the development and approval of biosimilar products. The final guidelines included clinical trial guidance for certain biosimilar products including erythropoietins and G-CSFs, which guidance recommends that applicants seeking approval of such biosimilar products conduct fairly extensive pharmacodynamic, toxicological, clinical safety studies and a pharmacovigilance program. In the United States, there currently is no legal approval pathway for the approval of BLAs for biosimilars. A number of events would need to occur before these products could enter the market, including passage of legislation by Congress to create a new approval pathway and, depending on the specific provisions of any such legislation, promulgation of associated regulations or guidance by the FDA. In 2007, several members of Congress expressed interest in the issue, a number of bills were introduced, the House of Representatives and the Senate held hearings on biosimilars, and the Senate Committee on HELP voted on legislation in June 2007. In 2008, additional legislation was introduced in the House of Reprsentatives. To date, however, no final legislation has been considered or passed in either chamber of Congress. Given the continuing interest of Congress in the issue, it is possible but not likely that legislation on biosimilars will be finalized this year. It is unknown what type of regulatory framework, what legal provisions, and what timeframes for issuance of regulations or guidance any final legislation would contain. Until such legislation is created, we cannot predict when biosimilars could appear in the United States.

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

•

we have and continue to implement an ERP system to support our increasingly complex business and business processes and such implementation is costly and carries substantial operations risk, including loss of data or information, unanticipated increases in costs, disruption of operations or business interruption

Of course, there may be other risks and we cannot guarantee that we will be able to successfully manage these or other risks. If we fail to execute on our initiatives in these ways or others, such failure could result in a material adverse effect on our business and results of operations.

Concentration of sales at certain of our wholesaler distributors and consolidation of free-standing dialysis clinic businesses may negatively impact our bargaining power and profit margins.

The substantial majority of our U.S. product sales are made to three pharmaceutical product wholesaler distributors, AmerisourceBergen Corporation, Cardinal Health, Inc. and McKesson Corporation. These distributors, in turn, sell our products to their customers, which include physicians or their clinics, dialysis centers, hospitals and pharmacies. One of these products, EPOGEN®, is primarily sold to free-standing dialysis clinics, which have experienced significant consolidation. Two organizations, DaVita Inc. and Fresenius Medical Care North America, Inc. (“Fresenius”) own or manage a large a number of the outpatient dialysis facilities located in the United States and account for a significant majority of all EPOGEN® sales in the free-standing dialysis clinic setting. In October 2006, we entered into a five-year sole sourcing and supply agreement with an affiliate of Fresenius, on its behalf and on behalf of certain of its affiliates, to purchase, and we have agreed to supply, all of Fresenius’ commercial requirements for ESAs for use in managing the anemia of its hemodialysis patients in the United States and Puerto Rico, based on forecasts provided by Fresenius and subject to the terms and conditions of the agreement.

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

Under a co-promotion agreement, we and Wyeth market and sell ENBREL in the United States and Canada. A management committee comprised of an equal number of representatives from us and Wyeth is responsible for overseeing the marketing and sales of ENBREL including strategic planning, the approval of an annual marketing plan, product pricing and the establishment of a brand team. The brand team, with equal representation from us and Wyeth, prepares and implements the annual marketing plan, which includes a minimum level of financial and sales personnel commitment from each party, and is responsible for all sales activities. If Wyeth fails to effectively deliver on its marketing commitments to us or if we and Wyeth fail to coordinate our efforts effectively, our sales of ENBREL may be adversely affected materially.

Our corporate compliance program cannot guarantee that we are in compliance with all potentially applicable U.S. federal and state regulations and all potentially applicable foreign regulations.

The development, manufacturing, distribution, pricing, sales, marketing and reimbursement of our products, together with our general operations, are subject to extensive federal and state regulation in the United States and to extensive regulation in foreign countries. (See “ – Our current products and products in development cannot be sold if we do not gain or maintain regulatory approval of our products and we may be required to perform additional clinical trials or change the labeling of our products or conduct other potentially limiting or costly risk management activities if we or others identify side effects or safety concerns after our products are on the market.” and “ – Difficulties, disruptions or delays in manufacturing or failure to comply with manufacturing regulations may limit supply of our products and limit our product sales.”) While we have developed and instituted a corporate compliance program, we cannot guarantee you that we, our employees, our consultants or our contractors are or will be in compliance with all potentially applicable U.S. federal and state regulations and/or laws or all potentially applicable foreign regulations and/or laws. If we fail to comply with any of these regulations and/or laws, a range of actions could result, including, but not limited to, the termination of clinical trials, the failure to approve a product candidate, restrictions on our products or manufacturing processes, withdrawal of our products from the market, significant fines, exclusion from government healthcare programs or other sanctions or litigation.

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

The EITF considered in 2007 whether the accounting for convertible debt securities that require or permit settlement in cash either in whole or in part upon conversion (“cash settled convertible debt securities”) should be changed, but was unable to reach a consensus and discontinued deliberations on this issue. Subsequently, in July 2007, the FASB voted unanimously to reconsider the current accounting for cash settled convertible debt securities, which includes our convertible debt securities. In August 2007, the FASB exposed for public comment a proposed FSP that would change the method of accounting for such securities and would require the proposed method to be retrospectively applied. During its March 2008 deliberations, the FASB affirmed the proposed method of accounting and decided to delay the effective date of the final FSP for calendar year end companies like us to the first quarter of 2009. The FASB currently indicates that it expects to take a final vote on and, if approved, issue the final FSP in the second quarter of 2008. Under this proposed method of accounting, the debt and equity components of our convertible debt securities would be bifurcated and accounted for separately in a manner that would result in recognizing interest on these securities at effective rates more comparable to what we would have incurred had we issued nonconvertible debt with otherwise similar terms. The equity component of our convertible debt securities would be included in the paid-in-capital section of stockholders’ equity on our Consolidated Balance Sheet and, accordingly, the initial carrying values of these debt securities would be reduced. Our net income for financial reporting purposes would be reduced by recognizing the accretion of the reduced carrying values of our convertible debt securities to their face amounts as additional non-cash interest expense. Therefore, if the FASB issues the final FSP to change the method of accounting for cash settled convertible debt securities as described above, it would have a material adverse impact on our past and future reported financial results.

We cannot predict any other changes in GAAP that may be made which would affect accounting for convertible debt securities and which could have an adverse impact on our past or future reported financial results.

Continual process improvement efforts may result in the carrying value of certain existing manufacturing facilities or other assets becoming impaired or other related charges being incurred.

In connection with our continuous process improvement activities, we evaluate our processes and procedures in order to identify opportunities to achieve greater efficiencies in how we conduct our business in order to reduce costs. In particular, we evaluate our manufacturing practices and related processes to increase production yields and/or success rates as well as capacity utilization to gain increased cost efficiencies. Depending on the timing and outcomes of these process improvement initiatives, the carrying value of certain manufacturing or other assets may not be fully recoverable and could result in the recognition of impairment charges and/or the recognition of other related charges. The recognition of such charges, if any, could have a material and adverse affect on our results of operations.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

During the three months ended March 31, 2008, we had two outstanding stock repurchase programs. The manner of purchases, the amount we spend and the number of shares repurchased will vary based on a variety of factors including the stock price, blackout periods, in which we are restricted from repurchasing shares, and our credit rating and may include private block purchases as well as market transactions. Repurchases under our stock repurchase programs reflect, in part, our confidence in the long-term value of Amgen common stock. Additionally, we believe that it is an effective way of returning cash to our stockholders. A summary of our repurchase activity for the three months ended March 31, 2008 is as follows:

	Total number of shares purchased		Average price paid per share	Total number of shares purchased as part of publicly announced programs		Maximum $ value that may yet be purchased under the programs (1)
January 1 - January 31	—		$—	—		$6,439,425,117
February 1 - February 29	2,993		46.56	—		6,439,425,117
March 1 - March 31	35,158		45.48	—		6,439,425,117

	38,151	(2)	45.56	—	(2)

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

In May 2008, we increased our commercial paper program by $1.3 billion, which provides for unsecured, short-term borrowings of up to an aggregate of $2.5 billion. We also have a $2.5 billion unsecured revolving credit facility to be used for general corporate purposes, including commercial paper backup, which matures in November 2012. No amounts were outstanding under the commercial paper program or credit facility as of March 31, 2008.

Item 6.	EXHIBITS

(a) Reference is made to the Index to Exhibits included herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Amgen Inc.
(Registrant)

Date:	May 12, 2008	By:	/s/ ROBERT A. BRADWAY
Robert A. Bradway
Executive Vice President and Chief Financial Officer

AMGEN INC.

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Restated Certificate of Incorporation (As Restated December 6, 2005). (Filed as an exhibit to Form 10-K for the year ended December 31, 2005 on March 10, 2006 and incorporated herein by reference.)

3.2	Certificate of Amendment of the Restated Certificate of Incorporation (As Amended May 24, 2007). (Filed as an exhibit to Form 10-Q for the quarter ended June 30, 2007 on August 9, 2007 and incorporated herein by reference.)

3.3	Certificate of Correction of the Restated Certificate of Incorporation (As Corrected May 24, 2007). (Filed as an exhibit to Form 10-Q for the quarter ended June 30, 2007 on August 9, 2007 and incorporated herein by reference.)

3.4	Amended and Restated Bylaws of Amgen Inc. (As Amended and Restated February 14, 2007). (Filed as an exhibit to Form 8-K filed on February 20, 2007 and incorporated herein by reference.)

3.5	Amendment to Amended and Restated Bylaws of Amgen Inc. (Filed as an exhibit to Form 10-Q for the quarter ended June 30, 2007 on August 9, 2007 and incorporated herein by reference.)

4.1	Form of stock certificate for the common stock, par value $.0001 of the Company. (Filed as an exhibit to Form 10-Q for the quarter ended March 31, 1997 on May 13, 1997 and incorporated herein by reference.)

4.2	Form of Indenture, dated January 1, 1992. (Filed as an exhibit to Form S-3 Registration Statement filed on December 19, 1991 and incorporated herein by reference.)

4.3	Agreement of Resignation, Appointment and Acceptance dated February 15, 2008. (Filed as an exhibit to Form 10-K for the year ended December 31, 2007 on February 28, 2008 and incorporated herein by reference.)

4.4	First Supplemental Indenture, dated February 26, 1997. (Filed as an exhibit to Form 8-K on March 14, 1997 and incorporated herein by reference.)

4.5	8-1/8% Debentures due April 1, 2097. (Filed as an exhibit to Form 8-K filed on April 8, 1997 and incorporated herein by reference.)

4.6	Officer’s Certificate, dated as of January 1, 1992, as supplemented by the First Supplemental Indenture, dated as of February 26, 1997, establishing a series of securities entitled “8 1/8% Debentures due April 1, 2097.” (Filed as an exhibit to Form 8-K filed on April 8, 1997 and incorporated herein by reference.)

4.7	Form of Liquid Yield Option™ Note due 2032. (Filed as an exhibit to Form 8-K on March 1, 2002 and incorporated herein by reference.)

4.8	Indenture, dated as of March 1, 2002. (Filed as an exhibit to Form 8-K on March 1, 2002 and incorporated herein by reference.)

4.9	First Supplemental Indenture, dated March 2, 2005. (Filed as an exhibit to Form 8-K filed on March 4, 2005 and incorporated herein by reference.)

4.10	Indenture, dated as of August 4, 2003. (Filed as an exhibit to Form S-3 Registration Statement on August 4, 2003 and incorporated herein by reference.)

4.11	Form of 4.00% Senior Note due 2009. (Filed as an exhibit to Form 8-K on November 19, 2004 and incorporated herein by reference.)

4.12	Form of 4.85% Senior Notes due 2014. (Filed as an exhibit to Form 8-K on November 19, 2004 and incorporated herein by reference.)

4.13	Officers’ Certificate, dated November 18, 2004, including forms of the 4.00% Senior Notes due 2009 and 4.85% Senior Notes due 2014. (Filed as an exhibit to Form 8-K on November 19, 2004 and incorporated herein by reference.)

4.14	Registration Rights Agreement, dated as of November 18, 2004, among Amgen Inc. and Morgan Stanley & Co. Incorporated and Merrill Lynch, Pierce, Fenner & Smith Incorporated. (Filed as an exhibit to Form 8-K on November 19, 2004 and incorporated herein by reference.)

4.15	Form of Zero Coupon Convertible Note due 2032. (Filed as an exhibit to Form 8-K on May 6, 2005 and incorporated herein by reference.)

4.16	Indenture, dated as of May 6, 2005. (Filed as an exhibit to Form 8-K on May 6, 2005 and incorporated herein by reference.)

4.17	Indenture, dated as of February 17, 2006 and First Supplemental Indenture, dated as of June 8, 2006 (including form of 0.125% Convertible Senior Note due 2011). (Filed as exhibit to Form 10-Q for the quarter ended June 30, 2006 on August 9, 2006 and incorporated herein by reference).

4.18	Indenture, dated as of February 17, 2006 and First Supplemental Indenture, dated as of June 8, 2006 (including form of 0.375% Convertible Senior Note due 2013). (Filed as exhibit to Form 10-Q for the quarter ended June 30, 2006 on August 9, 2006 and incorporated herein by reference).

4.19	Registration Rights Agreement, dated as of February 17, 2006, among Amgen Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co. Incorporated, Citigroup Global Markets Inc., JPMorgan Securities Inc., Lehman Brothers Inc., Bear, Stearns & Co. Inc., Credit Suisse Securities (USA) LLC. (Filed as an exhibit to Form 8-K on February 21, 2006 and incorporated herein by reference.)

4.20	Corporate Commercial Paper - Master Note between and among Amgen Inc., as Issuer, Cede & Co., as Nominee of The Depository Trust Company, and Citibank, N.A., as Paying Agent. (Filed as an exhibit to Form 10-Q for the quarter ended March 31, 1998 on May 13, 1998 and incorporated herein by reference.)

4.21	The instruments defining the rights of holders of the long-term debt securities of Abgenix, Inc. and its subsidiaries are omitted pursuant to section (b)(4)(iii)(A) of Item 601 of Regulation S-K. Amgen Inc. hereby agrees to furnish copies of these instruments to the Securities and Exchange Commission upon request.

4.22	Officers’ Certificate of Amgen Inc. dated as of May 30, 2007, including forms of the Company’s Senior Floating Rate Notes due 2008, 5.85% Senior Notes due 2017 and 6.375% Senior Notes due 2037. (Filed as an exhibit to Form 8-K on May 30, 2007 and incorporated herein by reference).

4.23	Registration Rights Agreement, dated as of May 30, 2007, among Amgen Inc. and Morgan Stanley & Co. Incorporated, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Barclays Capital Inc., Credit Suisse Securities (USA) LLC, Goldman, Sachs & Co., Citigroup Global Markets Inc., J.P. Morgan Securities Inc. and Lehman Brothers Inc. (Filed as an exhibit to Form 8-K on May 30, 2007 and incorporated herein by reference).

10.1+	Amgen Inc. Amended and Restated 1991 Equity Incentive Plan (As Amended and Restated December 5, 2005). (Filed as exhibits to Form 8-K on December 8, 2005 and incorporated herein by reference.)

10.2+	Forms of Stock Option Grant Agreement and Restricted Stock Unit Agreement for the Amgen Inc. Amended and Restated 1991 Equity Incentive Plan. (Filed as an exhibit to Form 10-K for the year ended December 31, 2007 on February 28, 2008 and incorporated herein by reference.)

10.3+	Amgen Inc. Amended and Restated Director Equity Incentive Program (As Amended and Restated December 10, 2007) and forms of Stock Option Grant Agreement and Restricted Stock Unit Agreement for the Amgen Inc. Amended and Restated Director Equity Incentive Program. (Filed as an exhibit to Form 10-K for the year ended December 31, 2007 on February 28, 2008 and incorporated herein by reference.)

10.4+	Amgen Inc. Amended and Restated 1997 Equity Incentive Plan (As Amended and Restated December 5, 2005) and Forms of Stock Option Grant Agreements and Restricted Stock Unit Agreements. (Filed as exhibits to Form 8-K on December 8, 2005 and incorporated herein by reference.)

10.5+	Amended and Restated 1999 Equity Incentive Plan (As Amended and Restated of December 5, 2005) and Forms of Stock Option Grant Agreements. (Filed as exhibits to Form 8-K on December 8, 2005 and incorporated herein by reference.)

10.6+	Amgen Inc. Amended and Restated 1999 Incentive Stock Plan (As Amended and Restated April 1, 2006). (Filed as an exhibit to Form S-8 on April 3, 2006 and incorporated herein by reference.)

10.7+	Amgen Inc. Amended and Restated Employee Stock Purchase Plan. (Filed as an exhibit to Form 10-Q for the quarter ended June 30, 2000 on August 1, 2000 and incorporated herein by reference.)

10.8+	First Amendment to the Amgen Inc. Amended and Restated Employee Stock Purchase Plan (As Amended and Restated July 12, 2005). (Filed as an exhibit to Form 8-K on July 14, 2005 and incorporated herein by reference.)

10.9+	Second Amendment to the Amgen Inc. Amended and Restated Employee Stock Purchase Plan (As Amended and Restated July 12, 2005). (Filed as an exhibit to Form 10-K for the year ended December 31, 2007 on February 28, 2008 and incorporated herein by reference.)

10.10+	Amgen Supplemental Retirement Plan (As Amended and Restated January 1, 2005). (Filed as an exhibit to Form 8-K on October 12, 2004 and incorporated herein by reference.)

10.11+	First Amendment to the Amgen Supplemental Retirement Plan (As Amended and Restated January 1, 2005). (Filed as an exhibit to Form 8-K on October 20, 2005 and incorporated herein by reference.)

10.12+	Second Amendment to the Amgen Supplemental Retirement Plan (As Amended and Restated July 1, 2006). (Filed as an exhibit to Form 8-K on May 16, 2006 and incorporated herein by reference.)

10.13+	Third Amendment to the Amgen Supplemental Retirement Plan (As Amended and Restated January 1, 2005). (Filed as an exhibit to Form 10-K for the year ended December 31, 2006 on February 28, 2007 and incorporated herein by reference.)

10.14+	Fourth Amendment to the Amgen Supplemental Retirement Plan (As Amended and Restated January 1, 2005). (Filed as an exhibit to Form 10-Q for the quarter ended September 30, 2007 on November 9, 2007 and incorporated herein by reference.)

10.15+*	Fifth Amendment to the Amgen Supplemental Retirement Plan (As Amended and Restated January 1, 2005).

10.16+	Amgen Inc. Change of Control Severance Plan. (Filed as an exhibit to Form 10-K for the year ended December 31, 1998 on March 16, 1999 and incorporated herein by reference.)

10.17+	First Amendment to Amgen Inc. Change of Control Severance Plan (As Amended May 10, 2000). (Filed as an exhibit to Form 10-Q for the quarter ended June 30, 2000 on August 1, 2000 and incorporated herein by reference.)

10.18+	Second Amendment to the Amgen Inc. Change in Control Severance Plan (As Amended October 16, 2001). (Filed as an exhibit to Form 10-Q for the quarter ended September 30, 2001 on October 26, 2001 and incorporated herein by reference.)

10.19+	Third Amendment to the Amgen Inc. Change of Control Severance Plan (As Amended January 1, 2004). (Filed as an exhibit to Form 10-K for the year ended December 31, 2004 on March 9, 2005 and incorporated herein by reference.)

10.20+	Fourth Amendment to the Amgen Inc. Change of Control Severance Plan (As Amended June 1, 2004). (Filed as an exhibit to Form 10-K for the year ended December 31, 2004 on March 9, 2005 and incorporated herein by reference.)

10.21+	Fifth Amendment to the Amgen Inc. Change of Control Severance Plan (As Amended December 6, 2004). (Filed as an exhibit to Form 8-K on December 9, 2004 and incorporated herein by reference.)

10.22+	Sixth Amendment to the Amgen Inc. Change of Control Severance Plan (As Amended May 10, 2006). (Filed as an exhibit to Form 8-K on May 16, 2006 and incorporated herein by reference.)

10.23+	Seventh Amendment to the Amgen Inc. Change of Control Severance Plan (As Amended October 4, 2006). (Filed as exhibit to Form 8-K on October 6, 2006 and incorporated herein by reference).

10.24+	Eighth Amendment to the Amgen Inc. Change of Control Severance Plan (As Amended December 15, 2006). (Filed as an exhibit to Form 10-K for the year ended December 31, 2006 on February 28, 2007 and incorporated herein by reference).

10.25+	Amgen Inc. Executive Incentive Plan. (Filed as Annex G to Amendment No. 1 to Form S-4 Registration Statement on March 22, 2002 and incorporated herein by reference.)

10.26+	First Amendment to the Amgen Inc. Executive Incentive Plan (As Amended December 6, 2004). (Filed as an exhibit to Form 8-K on December 9, 2004 and incorporated herein by reference.)

10.27+	Amgen Inc. Executive Nonqualified Retirement Plan. (Filed as an exhibit to Form 10-K for the year ended December 31, 2001 on February 26, 2002 and incorporated herein by reference.)

10.28+	First Amendment to the Amgen Inc. Executive Nonqualified Retirement Plan. (Filed as an exhibit to Form 10-Q for the quarter ended September 30, 2007 on November 9, 2007 and incorporated herein by reference.)

10.29+	Amgen Nonqualified Deferred Compensation Plan (As Amended and Restated effective January 1, 2005). (Filed as an exhibit to Form 8-K on October 12, 2004 and incorporated herein by reference.)

10.30+	First Amendment to the Amgen Nonqualified Deferred Compensation Plan (As Amended and Restated January 1, 2005). (Filed as an exhibit to Form 8-K on October 20, 2005 and incorporated herein by reference.)

10.31+	Second Amendment to the Amgen Nonqualified Deferred Compensation Plan (As Amended and Restated January 1, 2005). (Filed as an exhibit to Form 8-K on November 22, 2005 and incorporated herein by reference.)

10.32+	Third Amendment to the Amgen Nonqualified Deferred Compensation Plan (As Amended and Restated January 1, 2005). (Filed as an exhibit to Form 10-K for the year ended December 31, 2006 on February 28, 2007 and incorporated herein by reference.)

10.33+	Fourth Amendment to the Amgen Nonqualified Deferred Compensation Plan (As Amended and Restated January 1, 2005). (Filed as an exhibit to Form 10-Q for the quarter ended September 30, 2007 on November 9, 2007 and incorporated herein by reference.)

10.34+	Fifth Amendment to the Amgen Nonqualified Deferred Compensation Plan (As Amended and Restated January 1, 2005). (Filed as an exhibit to Form 10-K for the year ended December 31, 2007 on February 28, 2008 and incorporated herein by reference.)

10.35+*	Amended and Restated Amgen Inc. Performance Award Program (As Amended and Restated March 21, 2008) and form of Performance Unit Agreement.

10.36+	2002 Special Severance Pay Plan for Amgen Employees. (Filed as an exhibit to Form 10-Q for the quarter ended June 30, 2002 on August 13, 2002 and incorporated herein by reference.)

10.37+	Agreement, dated March 2, 2001, between Amgen Inc. and Mr. George J. Morrow. (Filed as an exhibit to Form 10-Q for the quarter ended March 31, 2001 on May 14, 2001 and incorporated herein by reference.)

10.38+	Agreement, dated March 2, 2001 between Amgen Inc. and Dr. Roger M. Perlmutter, M.D., Ph.D. (Filed as an exhibit to Form 10-Q for the quarter ended March 31, 2001 on May 14, 2001 and incorporated herein by reference.)

10.39+	Agreement, dated May 2, 2001, between Amgen Inc. and Mr. Brian McNamee. (Filed as an exhibit to Form 10-Q for the quarter ended June 30, 2001 on July 27, 2001 and incorporated herein by reference.)

10.40+	Restricted Stock Purchase Agreement, dated March 3, 2003, between Amgen Inc. and Brian M. McNamee. (Filed as an exhibit to Form 10-Q for the quarter ended June 30, 2003 on July 30, 2003 and incorporated herein by reference.)

10.41+	Agreement, dated May 14, 2001, between Amgen Inc. and Mr. Richard Nanula. (Filed as an exhibit to Form 10-Q for the quarter ended June 30, 2001 on July 27, 2001 and incorporated herein by reference.)

10.42+	Promissory Note, dated June 27, 2001, of Mr. Richard Nanula. (Filed as an exhibit to Form 10-Q for the quarter ended June 30, 2001 on July 27, 2001 and incorporated herein by reference.)

10.43+	Amendment to Promissory Note, dated August 31, 2007 to Promissory Note, dated June 27, 2001, of Mr. Richard Nanula. (Filed as an exhibit to Form 10-Q for the quarter ended September 30, 2007 on November 9, 2007 and incorporated herein by reference.)

10.44+	Agreement, dated February 11, 2004, between Amgen Inc. and David J. Scott. (Filed as an exhibit to Form 10-K for the year ended December 31, 2003 on March 11, 2004 and incorporated herein by reference.)

10.45	Product License Agreement, dated September 30, 1985, and Technology License Agreement, dated, September 30, 1985 between Amgen and Ortho Pharmaceutical Corporation. (Filed as an exhibit to Form 10-Q for the quarter ended June 30, 2000 on August 1, 2000 and incorporated herein by reference.)

10.46	Shareholders’ Agreement, dated May 11, 1984, among Amgen, Kirin Brewery Company, Limited and Kirin-Amgen, Inc. (Filed as an exhibit to Form 10-K for the year ended December 31, 2000 on March 7, 2001 and incorporated herein by reference.)

10.47	Amendment No. 1 dated March 19, 1985, Amendment No. 2 dated July 29, 1985 (effective July 1, 1985), and Amendment No. 3, dated December 19, 1985, to the Shareholders’ Agreement dated May 11, 1984. (Filed as an exhibit to Form 10-Q for the quarter ended June 30, 2000 on August 1, 2000 and incorporated herein by reference.)

10.48	Amendment No. 4 dated October 16, 1986 (effective July 1, 1986), Amendment No. 5 dated December 6, 1986 (effective July 1, 1986), Amendment No. 6 dated June 1, 1987, Amendment No. 7 dated July 17, 1987 (effective April 1, 1987), Amendment No. 8 dated May 28, 1993 (effective November 13, 1990), Amendment No. 9 dated December 9, 1994 (effective June 14, 1994), Amendment No. 10 effective March 1, 1996, and Amendment No. 11 effective March 20, 2000 to the Shareholders’ Agreement, dated May 11, 1984. (Filed as exhibits to Form 10-K for the year ended December 31, 2000 on March 7, 2001 and incorporated herein by reference.)

10.49	Amendment No. 12 to the Shareholders’ Agreement, dated January 31, 2001. (Filed as an exhibit to Form 10-Q for the quarter ended June 30, 2005 on August 8, 2005 and incorporated herein by reference.)

10.50	Amendment No. 13 to the Shareholders’ Agreement, dated June 28, 2007 (with certain confidential information deleted therefrom). (Filed as an exhibit to Form 10-Q for the quarter ended June 30, 2007 on August 9, 2007 and incorporated herein by reference.)

10.51	Product License Agreement, dated September 30, 1985, and Technology License Agreement, dated September 30, 1985, between Kirin-Amgen, Inc. and Ortho Pharmaceutical Corporation. (Filed as an exhibit to Form 10-Q for the quarter ended June 30, 2000 on August 1, 2000 and incorporated herein by reference.)

10.52	Research, Development Technology Disclosure and License Agreement: PPO, dated January 20, 1986, by and between Kirin Brewery Co., Ltd. and Amgen Inc. (Filed as an exhibit to Amendment No. 1 to Form S-1 Registration Statement on March 11, 1986 and incorporated herein by reference.)

10.53	Amendment Agreement, dated June 30, 1988, to Research, Development, Technology Disclosure and License Agreement: GM-CSF dated March 31, 1987, between Kirin Brewery Company, Limited and Amgen Inc. (Filed as an exhibit to Form 8 amending the Quarterly Report on Form 10-Q for the quarter ended June 30, 1988 on August 25, 1988 and incorporated herein by reference.)

10.54	Assignment and License Agreement, dated October 16, 1986 (effective July 1, 1986, between Amgen and Kirin-Amgen, Inc. (Filed as an exhibit to Form 10-K for the year ended December 31, 2000 on March 7, 2001 and incorporated herein by reference.)

10.55	G-CSF United States License Agreement, dated June 1, 1987 (effective July 1, 1986), Amendment No. 1, dated October 20, 1988, and Amendment No. 2, dated October 17, 1991 (effective November 13, 1990), between Kirin-Amgen, Inc. and Amgen Inc. (Filed as exhibits to Form 10-K for the year ended December 31, 2000 on March 7, 2001 and incorporated herein by reference.)

10.56	G-CSF European License Agreement, dated December 30, 1986, between Kirin-Amgen and Amgen, Amendment No. 1 to Kirin-Amgen, Inc. / Amgen G-CSF European License Agreement, dated June 1, 1987, Amendment No. 2 to Kirin-Amgen, Inc. / Amgen G-CSF European License Agreement, dated March 15, 1998, Amendment No. 3 to Kirin-Amgen, Inc. / Amgen G-CSF European License Agreement, dated October 20, 1988, and Amendment No. 4 to Kirin-Amgen, Inc. / Amgen G-CSF European License Agreement, dated December 29, 1989, between Kirin-Amgen, Inc. and Amgen Inc. (Filed as exhibits to Form 10-K for the year ended December 31, 2000 on March 7, 2001 and incorporated herein by reference.)

10.57	Enbrel® Supply Agreement among Immunex Corporation, American Home Products Corporation and Boehringer Ingelheim Pharma KG, dated as of November 5, 1998 (with certain confidential information deleted therefrom). (Filed as an exhibit to the Immunex Corporation Annual Report on Form 10-K for the year ended December 31, 1998 on March 23, 1998 and incorporated herein by reference.)

10.58	Amendment No. 1 to the Enbrel® Supply Agreement, dated June 27, 2000, among Immunex Corporation, American Home Products Corporation and Boehringer Ingelheim Pharma KG, (with certain confidential information deleted therefrom). (Filed as an exhibit to the Immunex Corporation Form 10-Q for the quarter ended June 30, 2000 on August 11, 2000 and incorporated herein by reference.)

10.59	Amendment No. 2 to the Enbrel® Supply Agreement, dated June 3, 2002, among Immunex Corporation, Wyeth (formerly known as American Home Products Corporation) and Boehringer Ingelheim Pharma KG (with certain confidential information deleted therefrom). (Filed as an exhibit to Form 10-Q for the quarter ended June 30, 2002 on August 13, 2002 and incorporated herein by reference.)

10.60	Amendment No. 3 to the Enbrel® Supply Agreement, dated December 18, 2002, among Immunex Corporation, Wyeth (formerly, “American Home Products Corporation”) and Boehringer Ingelheim Pharma KG (with certain confidential information deleted therefrom). (Filed as an exhibit to Form 10-K for the year ended December 31, 2002 on March 10, 2003 and incorporated herein by reference.)

10.61	Amendment No. 4 to the Enbrel® Supply Agreement, dated May 21, 2004, among Immunex Corporation, Wyeth (formerly, “American Home Products Corporation”) and Boehringer Ingelheim Pharma KG. (Filed as an exhibit to Form 10-Q for the quarter ended June 30, 2005 on August 8, 2005 and incorporated herein by reference.)

10.62	Amendment No. 5 to the Enbrel® Supply Agreement, dated August 30, 2005, among Immunex Corporation, Wyeth (formerly, “American Home Products Corporation”) and Boehringer Ingelheim Pharma KG. (Filed as an exhibit to Form 10-Q for the quarter ended September 30, 2005 on November 9, 2005 and incorporated herein by reference.)

10.63	Amendment No. 6 to the Enbrel® Supply Agreement, dated November 27, 2007, among Immunex Corporation, Wyeth (formerly, “American Home Products Corporation”) and Boehringer Ingelheim Pharma KG (with certain confidential information deleted therefrom) (Filed as an exhibit to Form 10-K for the year ended December 31, 2007 on February 28, 2008 and incorporated herein by reference.)

10.64	Agreement Regarding Governance and Commercial Matters, dated December 16, 2001, by and among American Home Products Corporation, American Cyanamid Company and Amgen Inc. (with certain confidential information deleted therefrom). (Filed as an exhibit to Amendment No. 1 to Form S-4 Registration Statement on March 22, 2002 and incorporated herein by reference.)

10.65	Amended and Restated Promotion Agreement, dated as of December 16, 2001, by and among Immunex Corporation, American Home Products Corporation and Amgen Inc. (with certain confidential information deleted therefrom). (Filed as an exhibit to Amendment No. 1 to Form S-4 Registration Statement on March 22, 2002 and incorporated herein by reference.)

10.66	Description of Amendment No. 1 to Amended and Restated Promotion Agreement, effective as of July 8, 2003, among Wyeth, Amgen Inc. and Immunex Corporation, (with certain confidential information deleted therefrom). (Filed as an exhibit to Form 10-K for the year ended December 31, 2003 on March 11, 2004 and incorporated herein by reference.)

10.67	Description of Amendment No. 2 to Amended and Restated Promotion Agreement, effective as of April 20, 2004, by and among Wyeth, Amgen Inc. and Immunex Corporation. (Filed as an exhibit to Form S-4/A on June 29, 2004 and incorporated herein by reference.)

10.68	Amendment No. 3 to Amended and Restated Promotion Agreement, effective as of January 1, 2005, by and among Wyeth, Amgen Inc. and Immunex Corporation (with certain confidential information deleted therefrom). (Filed as an exhibit to Form 10-Q for the quarter ended March 31, 2005 on May 4, 2005 and incorporated herein by reference.)

10.69	Purchase Agreement, dated as of November 15, 2004, among Amgen Inc. and Morgan Stanley & Co. Incorporated and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representatives of the several initial purchasers. (Filed as an exhibit to Form 8-K on November 19, 2004 and incorporated herein by reference.)

10.70	Purchase Agreement, dated as of February 14, 2006, among Amgen Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co. Incorporated, Citigroup Global Markets Inc., JP Morgan Securities, Inc., Lehman Brothers Inc, Bear, Stearns & Co. Inc., Credit Suisse Securities (USA) LLC. (Filed as an exhibit to Form 8-K on February 21, 2006 and incorporated herein by reference.)

10.71	Confirmation of OTC Convertible Note Hedge related to 2011 Notes, dated February 14, 2006, to Amgen Inc. from Merrill Lynch International related to the 0.125% Convertible Senior Notes Due 2011. (Filed as an exhibit to Form 10-K for the year ended December 31, 2005 on March 10, 2006 and incorporated herein by reference.)

10.72	Confirmation of OTC Convertible Note Hedge related to 2013 Notes, dated February 14, 2006, to Amgen Inc. from Merrill Lynch International related to 0.375% Convertible Senior Notes Due 2013. (Filed as an exhibit to Form 10-K for the year ended December 31, 2005 on March 10, 2006 and incorporated herein by reference.)

10.73	Confirmation of OTC Convertible Note Hedge related to 2011 Notes, dated February 14, 2006, to Amgen Inc. from Morgan Stanley & Co. International Limited related to the 0.125% Convertible Senior Notes Due 2011 Notes. (Filed as an exhibit to Form 10-K for the year ended December 31, 2005 on March 10, 2006 and incorporated herein by reference.)

10.74	Confirmation of OTC Warrant Transaction, dated February 14, 2006, to Amgen Inc. from Merrill Lynch International for warrants expiring in 2011. (Filed as an exhibit to Form 10-K for the year ended December 31, 2005 on March 10, 2006 and incorporated herein by reference.)

10.75	Confirmation of OTC Warrant Transaction, dated February 14, 2006, to Amgen Inc. from Merrill Lynch International for warrants expiring in 2013. (Filed as an exhibit to Form 10-K for the year ended December 31, 2005 on March 10, 2006 and incorporated herein by reference.)

10.76	Confirmation of OTC Warrant Transaction, dated February 14, 2006, to Amgen Inc. from Morgan Stanley & Co. International Limited for warrants maturing in 2011. (Filed as an exhibit to Form 10-K for the year ended December 31, 2005 on March 10, 2006 and incorporated herein by reference.)

10.77	Purchase Agreement, dated February 16, 2006, between Amgen Inc. and Citigroup Global Markets Inc. (Filed as an exhibit to Form 10-K for the year ended December 31, 2005 on March 10, 2006 and incorporated herein by reference.)

10.78	Purchase Agreement, dated May 24, 2007, among Amgen Inc., Morgan Stanley & Co. Incorporated, Merrill Lynch, Pierce, Fenner & Smith Incorporated and the Initial Purchasers Names in Schedule A thereof. (Filed as an exhibit to Form 10-Q for the quarter ended June 30, 2007 on August 9, 2007 and incorporated herein by reference.)

10.79	Purchase Agreement, dated May 29, 2007, between Amgen Inc. and Merrill Lynch International. (Filed as an exhibit to Form 10-Q for the quarter ended June 30, 2007 on August 9, 2007 and incorporated herein by reference.)

10.80	Collaboration Agreement, dated July 11, 2007, between Amgen Inc. and Daiichi Sankyo Company (with certain confidential information deleted therefrom). (Filed as an exhibit to Form 10-Q for the quarter ended September 30, 2007 on November 9, 2007 and incorporated herein by reference.)

10.81	Credit Agreement, dated November 2, 2007, among Amgen Inc., with Citicorp USA, Inc., as administrative agent, Barclays Bank PLC, as syndication agent, Citigroup Global Markets, Inc. and Barclays Capital, as joint lead arrangers and joint book runners, and the other banks party thereto. (Filed as an exhibit to Form 8-K filed on November 2, 2007 and incorporated herein by reference).

10.82*	Multi-product License Agreement with Respect to Japan between Amgen Inc. and Takeda Pharmaceutical Company Limited dated February 1, 2008 (with certain confidential information deleted therefrom).

10.83*	License Agreement for motesanib diphosphate between Amgen Inc. and Takeda Pharmaceutical Company Limited dated February 1, 2008 (with certain confidential information deleted therefrom).

10.84*	Supply Agreement between Amgen Inc. and Takeda Pharmaceutical Company Limited dated February 1, 2008 (with certain confidential information deleted therefrom).

10.85*	Sale and Purchase Agreement between Amgen Inc. and Takeda Pharmaceutical Company Limited dated February 1, 2008 (with certain confidential information deleted therefrom).

31*	Rule 13a-14(a) Certifications.

32**	Section 1350 Certifications.

(*	= filed herewith)

(**	= furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended)

(+	= management contract or compensatory plan or arrangement.)