Form 10-Q
period 2008-06-30
AMGEN INC
filed 2008-08-08
CIK 318154

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

As of August 4, 2008, the registrant had 1,058,036,145 shares of common stock, $0.0001 par value, outstanding.

AMGEN INC.

i

PART I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

AMGEN INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Revenues:
Product sales	$3,692	$3,604	$7,229	$7,169
Other revenues	72	124	148	246

Total revenues	3,764	3,728	7,377	7,415

Operating expenses:
Cost of sales (excludes amortization of acquired intangible assets presented below)	515	558	1,061	1,150
Research and development	809	817	1,503	1,668
Selling, general and administrative	904	860	1,778	1,630
Amortization of acquired intangible assets	73	74	147	148
Other charges	284	289	294	289

Total operating expenses	2,585	2,598	4,783	4,885

Operating income	1,179	1,130	2,594	2,530

Interest and other income, net	9	7	31	1

Income before income taxes	1,188	1,137	2,625	2,531

Provision for income taxes	247	118	548	401

Net income	$941	$1,019	$2,077	$2,130

Earnings per share:
Basic	$0.87	$0.90	$1.92	$1.86
Diluted	$0.87	$0.90	$1.91	$1.84

Shares used in calculation of earnings per share:
Basic	1,078	1,129	1,083	1,147
Diluted	1,081	1,134	1,086	1,155

See accompanying notes.

AMGEN INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except per share data)

(Unaudited)

	June 30, 2008	December 31, 2007
ASSETS

Current assets:
Cash and cash equivalents	$3,392	$2,024
Marketable securities	5,091	5,127
Trade receivables, net	2,331	2,101
Inventories	2,134	2,091
Other current assets	1,579	1,698

Total current assets	14,527	13,041

Property, plant and equipment, net	5,968	5,941
Intangible assets, net	3,176	3,332
Goodwill	11,338	11,240
Other assets	1,052	1,085

	$36,061	$34,639

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$764	$378
Accrued liabilities	3,665	3,801
Current portion of other long-term debt	1,000	2,000

Total current liabilities	5,429	6,179

Deferred tax liabilities	381	480
Convertible notes	5,081	5,080
Other long-term debt	5,094	4,097
Other non-current liabilities	1,543	934

Contingencies

Stockholders’ equity:
Common stock and additional paid-in capital; $0.0001 par value; 2,750 shares authorized; outstanding - 1,057 shares in 2008 and 1,087 shares in 2007	25,199	24,976
Accumulated deficit	(6,653)	(7,160)
Accumulated other comprehensive (loss) income	(13)	53

Total stockholders’ equity	18,533	17,869

	$36,061	$34,639

See accompanying notes.

AMGEN INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Six months ended June 30,
	2008	2007
Cash flows from operating activities:
Net income	$2,077	$2,130
Depreciation and amortization	531	526
Asset impairment	16	286
Other items, net	82	334
Changes in operating assets and liabilities, net of acquisitions:
Trade receivables, net	(200)	(39)
Inventories	(69)	(252)
Other assets	46	(65)
Accounts payable	360	(12)
Accrued income taxes	(23)	(737)
Deferred revenue	276	-
Other accrued liabilities	105	112

Net cash provided by operating activities	3,201	2,283

Cash flows from investing activities:
Purchases of property, plant and equipment	(335)	(727)
Cash paid for acquisition, net of cash acquired	(48)	-
Purchases of marketable securities	(3,422)	(2,154)
Proceeds from sales of marketable securities	3,081	3,382
Proceeds from maturities of marketable securities	370	184
Other	61	(25)

Net cash (used in) provided by investing activities	(293)	660

Cash flows from financing activities:
Net proceeds from issuance of common stock in connection with equity award programs	33	205
Repurchases of common stock	(1,549)	(5,000)
Repayment of debt	(1,000)	(1,702)
Proceeds from issuance of notes, net	992	3,981
Other	(16)	17

Net cash used in financing activities	(1,540)	(2,499)

Increase in cash and cash equivalents	1,368	444

Cash and cash equivalents at beginning of period	2,024	1,283

Cash and cash equivalents at end of period	$3,392	$1,727

See accompanying notes.

AMGEN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

(Unaudited)

1. Summary of significant accounting policies

Business

Amgen Inc. is a global biotechnology company that discovers, develops, manufactures and markets human therapeutics based on advances in cellular and molecular biology.

Basis of presentation

The financial information for the three and six months ended June 30, 2008 and 2007 is unaudited but includes all adjustments (consisting of only normal recurring adjustments, unless otherwise indicated), which Amgen Inc., including its subsidiaries (referred to as “Amgen,” “the Company,” “we,” “our” or “us”), considers necessary for a fair presentation of the results of operations for those periods. Interim results are not necessarily indicative of results for the full fiscal year.

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

Inventories

Inventories are stated at the lower of cost or market. Cost, which includes amounts related to materials, labor and overhead, is determined in a manner which approximates the first-in, first-out (“FIFO”) method. Inventories consisted of the following (in millions):

	June 30, 2008	December 31, 2007
Raw materials	$152	$173
Work in process	1,382	1,246
Finished goods	600	672

	$2,134	$2,091

AMGEN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Property, plant and equipment, net

Property, plant and equipment are recorded at historical cost, net of accumulated depreciation of $3.9 billion and $3.6 billion as of June 30, 2008 and December 31, 2007, respectively.

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

AMGEN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company’s available-for-sale securities, substantially all of which are fixed income investments, are comprised of U.S. Treasury securities, obligations of U.S. government agencies, money market funds, corporate debt securities, other interest bearing securities and publicly traded equity investments. U.S. Treasury securities, money market funds and publicly traded equity investments are valued using quoted market prices with no valuation adjustments applied. Accordingly, these securities are categorized in Level 1. Obligations of U.S. government agencies, corporate debt securities and other interest bearing securities are valued using quoted market prices of recent transactions or are benchmarked to transactions of very similar securities. When observable price quotations are not available, cash flow models are used to incorporate benchmark yields and issuer spreads. Obligations of U.S. government agencies, corporate debt securities and other interest bearing securities are categorized in Level 2.

Derivatives assets and liabilities include interest rate swaps and foreign currency forward and option contracts. The fair values of these derivatives are determined using models based on market observable inputs, including interest rate curves and both forward and spot prices for foreign currencies. All of these derivative contracts are categorized in Level 2.

The following fair value hierarchy table presents information about each major category of the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2008 (in millions):

	Fair value measurement at reporting date using:
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Balance as of June 30, 2008
Assets:
Available-for-sale securities	$3,131	$4,983	$-	$8,114
Derivatives	-	37	-	37

Total	$3,131	$5,020	$-	$8,151

Liabilities:
Derivatives	$-	$99	$-	$99

Total	$-	$99	$-	$99

There were no material remeasurements to fair value during the three and six months ended June 30, 2008 of financial assets and liabilities that are not measured at fair value on a recurring basis.

Product sales

Product sales primarily consist of sales of Aranesp® (darbepoetin alfa), EPOGEN® (Epoetin alfa), Neulasta® (pegfilgrastim), NEUPOGEN® (Filgrastim) and Enbrel® (etanercept).

Sales of our products are recognized when title and risk of loss have passed. Product sales are recorded net of provisions for estimated rebates, wholesaler chargebacks, discounts and other incentives (collectively “sales incentives”) and returns. Taxes assessed by government authorities on the sales of the Company’s products, primarily in Europe, are excluded from revenues.

AMGEN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We have the exclusive right to sell Epoetin alfa for dialysis, certain diagnostics and all non-human, non-research uses in the United States. We sell Epoetin alfa under the brand name EPOGEN®. We granted to Ortho Pharmaceutical Corporation (which has assigned its rights under the product license agreement to Ortho Biotech Products, L.P. (“Ortho Biotech”)), a subsidiary of Johnson & Johnson (“J&J”), a license relating to Epoetin alfa for sales in the United States for all human uses except dialysis and diagnostics. This license agreement, which is perpetual, may be terminated for various reasons, including upon mutual agreement of the parties, or default. The parties are required to compensate each other for Epoetin alfa sales that either party makes into the other party’s exclusive market, sometimes referred to as “spillover.” Accordingly, we do not recognize product sales we make into the exclusive market of J&J and do recognize the product sales made by J&J into our exclusive market. Sales in our exclusive market are derived from our sales to our customers, as adjusted for spillover. We are employing an arbitrated audit methodology to measure each party’s spillover based on estimates of and subsequent adjustments thereto of third-party data on shipments to end users and their usage.

Research and development costs

Research and development (“R&D”) costs are expensed as incurred and primarily include salaries, benefits and other staff related costs; facilities and overhead costs; clinical trial and related clinical manufacturing costs; contract services and other outside costs; information systems and amortization of technology used in R&D with alternative future uses. R&D expenses consist of internal R&D costs, costs incurred under R&D arrangements with our corporate partners, such as activities performed on behalf of Kirin-Amgen Inc. (“KA”), and costs associated with collaborative R&D and in-licensing arrangements, including upfront fees and milestones paid to collaboration partners in connection with technologies that have no alternative future use. R&D collaborations resulting in a net payment or reimbursement of R&D costs are recognized as the obligation has been incurred or as we become entitled to the cost recovery.

Selling, general and administrative costs

Selling, general and administrative (“SG&A”) expenses are primarily comprised of salaries and benefits associated with sales and marketing, finance, legal and other administrative personnel; outside marketing expenses; overhead and facilities costs and other general and administrative costs. In connection with a co-promotion agreement, we and Wyeth market and sell ENBREL in the United States and Canada and Wyeth is paid a share of the related profits, as defined. The share of ENBREL’s profits owed to Wyeth (the “Wyeth profit share expense”) is included in SG&A expenses. For the three and six months ended June 30, 2008, the Wyeth profit share expense was $283 million and $588 million, respectively. For the three and six months ended June 30, 2007, the Wyeth profit share expense was $250 million and $474 million, respectively.

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

Our 2011 Convertible Notes and 2013 Convertible Notes are considered Instrument C securities as defined by Emerging Issues Task Force (“EITF”) Issue No. 90-19 “Convertible Bonds with Issuer Option to Settle for Cash upon Conversion.” Therefore, only the shares of common stock potentially issueable with respect to the

AMGEN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

excess of the notes’ conversion value over their principal amount, if any, are considered as dilutive potential common shares for purposes of calculating diluted EPS. For the three and six months ended June 30, 2008 and 2007, the conversion values for our convertible notes were less than the related principal amounts and, accordingly, no shares were assumed to be issued for purposes of computing diluted EPS.

The following table sets forth the computation for basic and diluted EPS (in millions, except per share information):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Income (Numerator):
Net income for basic and diluted EPS	$941	$1,019	$2,077	$2,130

Shares (Denominator):
Weighted-average shares for basic EPS	1,078	1,129	1,083	1,147
Effect of dilutive securities	3	5	3	8

Weighted-average shares for diluted EPS	1,081	1,134	1,086	1,155

Basic EPS	$0.87	$0.90	$1.92	$1.86
Diluted EPS	$0.87	$0.90	$1.91	$1.84

Recent accounting pronouncements

In June 2008, the FASB ratified EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). Equity-linked instruments (or embedded features) that otherwise meet the definition of a derivative as outlined in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” are not be accounted for as derivatives if certain criteria are met, one of which is that the instrument (or embedded feature) must be indexed to the entity’s stock. EITF 07-5 provides guidance on how to determine if equity-linked instruments (or embedded features) such as warrants to purchase our stock, our convertible notes and convertible note hedges are considered indexed to our stock. EITF 07-5 is effective for the financial statements issued for fiscal years and interim periods within those fiscal years, beginning after December 15, 2008 and will be applied to outstanding instruments as of the beginning of the fiscal year in which it is adopted. Upon adoption, a cumulative effect adjustment will be recorded, if necessary, based on amounts that would have been recognized if this guidance had been applied from the issuance date of the affected instruments. We are currently determining the impact that EITF 07-05 will have on our financial statements, if any.

In May 2008, the FASB issued FASB Staff Position (“FSP”) No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement” (“FSP APB 14-1”) that changes the method of accounting for convertible debt securities that require or permit settlement in cash either in whole or in part upon conversion, including our convertible debt securities (see Note 5, “Financing arrangements”). We will adopt FSP APB 14-1 in the first quarter of 2009 and retrospectively apply this change to prior periods, as required by this new standard. Under this new method of accounting, the debt and equity components of our convertible debt securities will be bifurcated and accounted for separately in a manner that will result in recognizing interest expense on these securities at effective rates reflective of what we would have incurred had we issued nonconvertible debt with otherwise similar terms. The equity component of our convertible debt securities will be included in the paid-in-capital section of stockholders’ equity on our Consolidated Balance Sheet and, accordingly, the initial carrying values of these debt securities will be reduced. Our net income for financial reporting purposes will be reduced by recognizing the accretion of the reduced

AMGEN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

carrying values of our convertible debt securities to their face amounts as additional non-cash interest expense. We are currently determining the impact FSP APB 14-1 will have on our financial statements. We expect it will have a material adverse impact on our past and future reported financial results but will have no impact on past or future cash flows.

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

Through June 30, 2008, we have completed a majority of the actions included in our restructuring plan and expect that all remaining actions will be substantially completed in 2008. Key components of our restructuring plan include: (i) worldwide staff reductions aggregating approximately 2,500 positions, (ii) rationalization of our worldwide network of manufacturing facilities in order to gain cost efficiencies while continuing to meet future commercial and clinical demand for our products and product candidates and, to a lesser degree, changes to certain R&D capital projects and (iii) abandoning leases primarily for certain R&D facilities that will not be used in our operations. We currently estimate that $775 million to $825 million of restructuring charges will be incurred in connection with these actions, of which $773 million has been incurred through June 30, 2008. Such cost estimates and amounts incurred to date are net of amounts recoverable from our ENBREL co-promotion partner, Wyeth.

AMGEN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables summarize the charges recorded during the three and six months ended June 30, 2008 and 2007 related to the restructuring plan by type of activity (in millions):

Three months ended June 30, 2008	Separation costs	Asset impairments	Other	Total
R&D	$1	$-	$-	$1
SG&A	-	-	-	-
Other charges	-	12	9	21

	$1	$12	$9	$22

Three months ended June 30, 2007
Other charges	$3	$286	$-	$289

	$3	$286	$-	$289

Six months ended June 30, 2008
Cost of sales (excludes amortization of acquired intangible assets)	$-	$1	$-	$1
R&D	3	-	-	3
SG&A	-	-	(1)	(1)
Other charges	4	14	13	31

	$7	$15	$12	$34

Six months ended June 30, 2007
Other charges	$3	$286	$-	$289

	$3	$286	$-	$289

As noted above, since the inception of our restructuring plan through June 30, 2008, we have incurred $773 million of the estimated $775 million to $825 million of charges expected to be incurred. The charges incurred through June 30, 2008 include $185 million of separation costs, $423 million of asset impairments, $148 million of accelerated depreciation and $17 million of other charges, which primarily include $132 million of loss accruals for leases offset by $115 million of cost recoveries from Wyeth.

The following table summarizes the charges and spending relating to the restructuring plan (in millions):

	Separation costs	Other	Total
Restructuring reserves as of January 1, 2008	$97	$102	$199
Expense	7	13	20
Payments	(91)	(12)	(103)

Restructuring reserves as of June 30, 2008	$13	$103	$116

The Company records restructuring activities in accordance with SFAS 88, “Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” SFAS 144, “Accounting for the Impairment and Disposal of Long-Lived Assets” and SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities.”

AMGEN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Related party transactions

We own a 50% interest in KA, a corporation formed in 1984 with Kirin Holdings Company, Limited (“Kirin”) for the development and commercialization of certain products based on advanced biotechnology. We account for our interest in KA under the equity method and include our share of KA’s profits or losses in “Selling, general and administrative” in the Condensed Consolidated Statements of Income. During the three and six months ended June 30, 2008, our share of KA’s profits was $17 million and $31 million, respectively. During the three and six months ended June 30, 2007, our share of KA’s profits was $15 million and $22 million, respectively. At June 30, 2008 and December 31, 2007, the carrying value of our equity method investment in KA was $323 million and $292 million, respectively, and is included in non-current “Other assets” in the Condensed Consolidated Balance Sheets. KA’s revenues consist of royalty income related to its licensed technology rights. All of our rights to manufacture and market certain products including darbepoetin alfa, pegfilgrastim, granulocyte colony-stimulating factor (“G-CSF”) and recombinant human erythropoietin are pursuant to exclusive licenses from KA, which we currently market certain of these products under the brand names Aranesp®, Neulasta®, NEUPOGEN® and EPOGEN®, respectively. KA receives royalty income from us, as well as Kirin, J&J and F. Hoffmann-La Roche Ltd. (“Roche”) under separate product license agreements for certain geographic areas outside of the United States. During the three and six months ended June 30, 2008, KA earned royalties from us of $83 million and $158 million, respectively. During the three and six months ended June 30, 2007, KA earned royalties from us of $85 million and $170 million, respectively. These amounts are included in “Cost of sales (excludes amortization of acquired intangible assets)” in the Condensed Consolidated Statements of Income. At June 30, 2008 and December 31, 2007, we owed KA $75 million and $91 million, respectively, which was included in “Accrued liabilities” in the Condensed Consolidated Balance Sheets.

KA’s expenses primarily consist of costs related to R&D activities conducted on its behalf by Amgen and Kirin. KA pays Amgen and Kirin for such services at negotiated rates. During the three and six months ended June 30, 2008, we earned revenues from KA of $27 million and $59 million, respectively, for certain R&D activities performed on KA’s behalf. During the three and six months ended June 30, 2007, we earned revenues from KA of $49 million and $105 million, respectively. These amounts are included in “Other revenues” in the Condensed Consolidated Statements of Income.

4. Income taxes

The effective tax rates for the three and six months ended June 30, 2008 and 2007 are different from the statutory rate primarily as a result of indefinitely invested earnings of our foreign operations. In addition, the effective tax rate for the three and six months ended June 30, 2007 was further reduced by favorable resolution of our federal tax examination for prior years. We do not provide for U.S. income taxes on undistributed earnings of our controlled foreign corporations that are intended to be invested indefinitely outside the United States.

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

During the three and six months ended June 30, 2008, the gross amount of our unrecognized tax benefits (“UTBs”) increased approximately $80 million and $180 million, respectively, as a result of tax positions taken during the current year. During the six months ended June 30, 2008, the gross amount of our UTBs decreased approximately $185 million, net, related to tax positions taken in prior years, primarily as a result of an agreement with the Internal Revenue Service in the first quarter 2008 related to certain transfer pricing positions for the years 2005 and 2006. The majority of our UTBs at June 30, 2008, if recognized, would affect our effective tax rate.

AMGEN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Financing arrangements

The following table reflects the carrying value of our long-term borrowings under our various financing arrangements as of June 30, 2008 and December 31, 2007 (in millions):

	June 30, 2008	December 31, 2007
0.125% convertible notes due 2011 (2011 Convertible Notes)	$2,500	$2,500
0.375% convertible notes due 2013 (2013 Convertible Notes)	2,500	2,500
5.85% notes due 2017 (2017 Notes)	1,099	1,099
Floating rate notes due 2008 (2008 Floating Rate Notes)	1,000	2,000
4.85% notes due 2014 (2014 Notes)	1,000	1,000
4.00% notes due 2009 (2009 Notes)	999	999
6.375% notes due 2037 (2037 Notes)	899	899
6.15% notes due 2018 (2018 Notes)	499	-
6.90% notes due 2038 (2038 Notes)	498	-
Other	181	180

Total borrowings	11,175	11,177
Less current portion	1,000	2,000

Total non-current debt	$10,175	$9,177

On April 17, 2008, we filed a shelf registration statement with the Securities and Exchange Commission (“SEC”), which replaced our previous $1.0 billion shelf registration statement and allows us to issue an unspecified amount of debt securities, common stock, preferred stock, warrants to purchase debt securities, common stock, preferred stock or depository shares, rights to purchase common stock or preferred stock, securities purchase contracts, securities purchase units and depository shares. Under this registration statement, all of the securities available for issuance may be offered from time to time with terms to be determined at the time of issuance.

In May 2008, we increased our commercial paper program by $1.3 billion, which provides for unsecured, short-term borrowings of up to an aggregate of $2.5 billion. We also have a $2.5 billion syndicated unsecured revolving credit facility which matures in November 2012 and is available for general corporate purposes, or as a liquidity backstop to our $2.5 billion commercial paper program. No amounts were outstanding under the commercial paper program or credit facility as of June 30, 2008.

In May 2008, we issued $500 million aggregate principal amount of notes due in 2018 (the “2018 Notes”) and $500 million aggregate principal amount of notes due in 2038 (the “2038 Notes”) in a registered offering. The 2018 Notes and 2038 Notes pay interest at fixed annual rates of 6.15% and 6.90%, respectively. Concurrent with the issuance of the 2018 Notes, we entered into interest rate swap agreements that effectively convert the payment of our fixed rate interest payments to variable rate interest payments over the life of the 2018 Notes. The 2018 Notes and 2038 Notes may be redeemed at any time at our option, in whole or in part, at 100% of the principal amount of the notes being redeemed plus accrued and unpaid interest, if any, and a “make-whole” amount, as defined in the indenture governing the notes. In the event of a change in control triggering event, as defined in the indenture governing the notes, we may be required to purchase for cash all or a portion of the 2018 Notes and the 2038 Notes at a price equal to 101% of the principal amount of the notes plus accrued interest. Debt issuance costs totaled approximately $6 million and are being amortized over the life of the notes.

AMGEN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Upon the receipt of the proceeds from the issuance of the 2018 Notes and 2038 Notes, we exercised our right to call $1.0 billion of Floating Rate Notes due November 2008, which were retired in June 2008.

6. Stockholders’ equity

Stock repurchase programs

A summary of activity under our stock repurchase programs for the three and six months ended June 30, 2008 and 2007 is as follows (in millions):

	2008			2007
	Shares	Dollars		Shares		Dollars
First quarter	-	$-		8.8		$537
Second quarter	32.7	1,549	(1)	73.9	(2)	4,463

Total	32.7	$1,549	(1)	82.7	(2)	$5,000

(1)

The total cost of shares repurchased during the three and six months ended June 30, 2008 excludes approximately $19 million paid in July 2008 in connection with the final settlement of an accelerated share repurchase program (“ASR”) entered into in May 2008.

(2)

The total number of shares repurchased during the three and six months ended June 30, 2007 excludes 2.5 million shares received in July 2007 in connection with the final settlement of an ASR entered into in May 2007.

As of June 30, 2008, $4.9 billion remained available for stock repurchases as authorized by our Board of Directors. The manner of purchases, the amount we spend, and the number of shares repurchased will vary based on a variety of factors, including the stock price, blackout periods in which we are restricted from repurchasing shares, and our credit rating and may include private block purchases as well as market transactions.

7. Acquisition

On January 4, 2008, we completed the acquisition of Dompé, a privately held company that marketed certain of our products in Italy. This cash acquisition was accounted for as a business combination. The purchase price was approximately $162 million, which included the carrying value of our existing 49% ownership in Dompé. The purchase price paid was preliminarily allocated to net assets acquired of approximately $63 million based on their estimated fair values at the acquisition date and the excess of the purchase price over the fair values of net assets acquired of approximately $99 million was assigned to goodwill. There was no material gain or loss related to the reacquisition of marketing rights previously granted to Dompé as a result of this business combination. The results of Dompé’s operations have been included in the condensed consolidated financial statements commencing January 4, 2008. Pro forma results of operations for the three and six months ended June 30, 2008 assuming the acquisition of Dompé had taken place at the beginning of 2008 would not differ significantly from the actual reported results.

AMGEN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Other charges

In the three and six months ended June 30, 2008, we recorded loss accruals for settlements of certain commercial legal proceedings aggregating $263 million, principally related to the settlement of the Ortho Biotech antitrust suit. Such expense is included in “Other charges” in the Condensed Consolidated Statements of Income.

9. Contingencies

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

Certain recent developments concerning our legal proceedings and other matters are discussed below:

Average Wholesale Price Litigation

On July 2, 2008, the United States District Court for the District of Massachusetts (the “Massachusetts District Court”) issued an order of preliminary approval of the Track II defendants’ class settlement in the federal Multi-District Litigation proceeding (“the MDL Proceeding”), captioned In Re: Pharmaceutical Industry Average Wholesale Price Litigation MDL No. 1456. The Track II settlement relates to claims against numerous defendants including Abbott Laboratories, Inc., Amgen Inc., Aventis Pharmaceuticals Inc., Hoechst Marion Roussel, Baxter Healthcare Corp., Baxter International Inc., Bayer Corporation, Dey, Inc., Fujisawa Healthcare, Inc., Fujisawa USA, Inc., Immunex Corporation, Pharmacia Corporation, Pharmacia & Upjohn LLC (f/k/a Pharmacia & Upjohn, Inc.), Sicor, Inc., Gensia, Inc., Gensia Sicor Pharmaceuticals, Inc., Watson Pharmaceuticals, Inc., and ZLB Behring, L.L.C. A fairness hearing is scheduled for December 16, 2008.

On July 30, 2008, the Massachusetts District Court issued an order granting in part and denying in part Amgen's renewed Motion to Dismiss the First Amended Consolidated Complaint filed by New York City and 44 New York counties in the MDL Proceeding pending in Boston. The judge dismissed claims relating to all of Amgen's products named in the New York Counties' first amended complaint with the exception of claims relating to NEUPOGEN®. Subsequent to the filing of Amgen's motion, the New York Counties filed a Revised First Amended Consolidated Complaint. It is unclear what bearing the Massachusetts District Court's decision will have on the revised complaint.

Robert J. Swanston v. TAP Pharmaceutical Products, Inc., et al.

A hearing on the motion to dismiss the Swanston complaint and overlapping claims is scheduled before the Arizona Superior Court, Maricopa County for August 8, 2008.

Commonwealth of Kentucky v. Alpharma, Inc., et al.

On June 20, 20008, Immunex was dismissed with prejudice from the matter and reached a settlement with the Commonwealth of Kentucky. Amgen remains in the case before the Franklin County Circuit Court, Franklin County, Kentucky. A status hearing was held on July 28, 2008.

AMGEN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

People of State of Illinois v. Abbott Laboratories, Inc., et al.

An amended complaint was filed on June 10, 2008 in the Circuit Court for Cook County, Illinois. A status hearing was held on July 22, 2008.

Roche Matters

U.S. International Trade Commission (“ITC”)

In May 2008, Roche and the ITC filed a motion asking the United States Court of Appeals for the Federal Circuit to reconsider its ruling in Amgen’s favor.

Johnson & Johnson Matters

Ortho Biotech Antitrust Litigation

On July 11, 2008, Amgen announced that it had reached an agreement to settle its outstanding antitrust litigation with Ortho Biotech. Ortho Biotech, a subsidiary of J&J, had alleged that discounts offered to oncology clinics on Amgen’s NEUPOGEN® and Neulasta® and Aranesp® products violated antitrust laws. Under terms of the agreement, Amgen paid Ortho Biotech $200 million and on July 22, 2008, the pending litigation in the United States District Court for the District of New Jersey was dismissed with prejudice.

Ortho Biotech Spillover Arbitration

In May 2008, Ortho Biotech and Amgen agreed to dismiss the arbitration with prejudice and the parties reached an agreement on a revised spillover methodology.

Amgen Inc., et al. v. Ariad Pharmaceuticals, Inc. (“Ariad”)

On June 19, 2008, the United States District Court for the district of Delaware (the “Delaware District Court”) held a hearing on the dispositive motions and claim construction. Rulings on claim construction and all motions are pending and a two week trial is scheduled to begin November 3, 2008.

Human Genome Sciences Litigation

On May 9, 2008, in the action under 35 U.S.C. §146 regarding Interference No. 105,240 filed by Human Genome Sciences (“HGS”), the Delaware District Court granted Amgen’s Motion to Dismiss the complaint with prejudice pursuant to Rule 12(b)(1) for lack of subject matter jurisdiction and Rule 12(b)(6) for failure to state a claim. On May 23, 2008, HGS filed a motion for reconsideration and modification of the Delaware District Court’s order. On June 6, 2008, HGS filed a Notice of Appeal to the United States Court of Appeals for the Federal Circuit (the “Federal Circuit”) and on July 28, 2008, the Federal Circuit appeal was deactivated, pending the disposition of HGS’s motion for reconsideration and modification.

Sensipar® Abbreviated New Drug Application (“ANDA”) Litigation

On July 25, 2008, Amgen, NPS Pharmaceuticals (“NPS”) and Brigham and Women’s Hospital (”BWH”), filed a lawsuit against Teva Pharmaceuticals USA, Inc., Teva Pharmaceutical Industries Ltd. (collectively “Teva”) and Barr Laboratories, Inc. (“Barr”) in the Delaware District Court for infringement of four Sensipar® (cinacalcet) patents - U.S. Patent Nos. 6,001,068; 6,031,003; 6,313,146; and 6,211,244. The lawsuit is based on ANDAs filed by Teva and Barr which seek approval to market generic versions of Sensipar® before expiration of its patents. Amgen’s filing of the lawsuit stays any U.S. Food and Drug Administration approval of the Teva

AMGEN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

or Barr ANDA until September 2011, unless there is an earlier decision by the Delaware District Court adverse to Amgen.

Federal Securities Litigation – In re Amgen Inc. Securities Litigation

Parties in the case are currently conducting class certification discovery. Plaintiff’s motion for class certification is due before the United States District Court for the Central District of California (the “California Central District Court”) in February 2009. The California Central District Court has not set a date for the hearing on the motion for class certification.

State Derivative Litigation – Larson v. Sharer et al

On July 14, 2008, the Superior Court of the State of California, Ventura County dismissed without prejudice the consolidated state derivative class action. The judge also ordered a stay of any re-filing of an amended complaint until the federal court has determined whether any securities fraud occurred.

Federal Derivative Litigation - Rosenblum v. Sharer et al

On July 28, 2008, the California Central District Court heard Amgen and the Defendants’ motion to dismiss and motion to stay. On July 30, 2008, the California Central District Court granted Amgen and the Defendants’ motion to dismiss without prejudice and also granted a stay of the case pending resolution of the federal securities class action.

Employee Retirement Income Security Act of 1974 (“ERISA”) Litigation

On May 19, 2008, one of the plaintiffs in the Harris v. Amgen Inc. et al action filed another lawsuit captioned Ramos v. Amgen Inc., et al in the California Central District Court. The lawsuit is another ERISA class action. The Ramos v. Amgen Inc. et al matter names the same defendants in the Harris v Amgen Inc. et al matter plus four new defendants: Amgen Manufacturing Limited, Richard Nanula, Dennis Fenton, and the Fiduciary Committee. Pursuant to the parties’ stipulation, the Ramos matter has been stayed pending the outcome of the Harris matter appeal.

Third-party Payors Litigation

On July 2, 2008, the plaintiffs in the multi-district litigation (“the MDL”) filed an amended and consolidated complaint. Defendants’ motion to dismiss before the California Central District Court was filed on August 4, 2008 and the motion to dismiss is currently scheduled to be heard on October 6, 2008.

Other

On July 18, 2008, Amgen received a supplemental subpoena, from the Office of the United States Attorney for the Western District of Washington, pursuant to the Health Insurance Portability and Accountability Act of 1996 (18 U.S.C. 3486), which requests documents relating generally to Amgen’s collection and dissemination of information regarding clinical research on the efficacy and safety of ESAs. Amgen intends to fully cooperate with the government’s document requests.

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

We primarily earn revenues and income and generate cash from sales of human therapeutic products in the areas of supportive cancer care, nephrology and inflammation. Our principal products include Aranesp®, EPOGEN®, Neulasta®, NEUPOGEN® and ENBREL, all of which are sold in the United States. Aranesp® and EPOGEN® stimulate the production of red blood cells to treat anemia and belong to a class of drugs referred to as erythropoiesis-stimulating agents, or ESAs. Aranesp® is used for the treatment of anemia both in supportive cancer care and in nephrology. EPOGEN® is used to treat anemia associated with chronic renal failure (“CRF”). Neulasta® and NEUPOGEN®, which are used in supportive cancer care, selectively stimulate the production of neutrophils, one type of white blood cell that helps the body fight infections. ENBREL is marketed under a co-promotion agreement with Wyeth in the United States and Canada. ENBREL blocks the biologic activity of tumor necrosis factor (“TNF”) by inhibiting TNF, a substance induced in response to inflammatory and immunological responses, such as rheumatoid arthritis and psoriasis. For both the three and six months ended June 30, 2008, our principal products represented 95% of total worldwide product sales. Our international product sales consist principally of European sales of Aranesp®, Neulasta® and NEUPOGEN®. International product sales represented approximately 23% and 22% of total product sales for the three and six months ended June 30, 2008, respectively. For additional information about our principal products, their approved indications and where they are marketed, see “Item 1. Business – Principal products” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2007.

We operate in a highly regulated industry and various U.S. and foreign regulatory bodies have substantial authority over how we conduct our business. Government authorities in the United States and in other countries regulate the manufacturing and marketing of our products and our ongoing R&D activities. The regulatory environment is evolving and there is increased scrutiny on drug safety and increased authority being granted to regulatory bodies, in particular the U.S. Food and Drug Administration (“FDA”), to assist in ensuring the safety of therapeutic products. Most patients receiving our principal products for approved indications are covered by either government or private payer health care programs. The reimbursement environment is also evolving with greater emphasis on cost containment. Therefore, sales of our principal products are and will continue to be affected by the availability and extent of reimbursement from third-party payers, including government and private insurance plans and administration of those programs. Further, safety signals or trends or adverse events or results from clinical trials or studies performed by us or by others (including our licensees or independent investigators) or from the marketed use of our products may expand safety labeling, restrict the use for our approved products or may result in additional regulatory requirements, such as requiring risk management activities, including a risk evaluation and mitigation strategy (“REMS”), and/or additional or more extensive clinical trials as part of postmarketing commitments (“PMCs”) or a pharmacovigilance program, and may negatively impact worldwide reimbursement for our products.

Total product sales for the three and six months ended June 30, 2008 increased 2% and 1% as compared to the prior year comparative periods, respectively. Excluding favorable foreign exchange rate changes of $93 million for the three months ended June 30, 2008, product sales were relatively unchanged. Excluding favorable foreign exchange rate changes of $165 million for the six months ended June 30, 2008, product sales declined 1%. U.S. Aranesp® sales for the three and six months ended June 30, 2008, declined $151 million, or 26%, and $400 million, or 32%, respectively, reflecting the negative impact on demand, primarily in the supportive cancer care setting, from regulatory and reimbursement developments which principally occurred in the second half of 2007. For the three months ended June 30, 2008, the decline in U.S. Aranesp® sales was substantially offset primarily by an increase in worldwide sales of Neulasta®. For the six months ended June 30, 2008, the decline in U.S. Aranesp® sales was largely offset by an increase in worldwide sales of Neulasta® and sales of ENBREL. For the three and six months ended June 30, 2008, Neulasta® sales increased primarily due to an increase in demand. The increase in ENBREL sales primarily reflects increased demand and an initial wholesaler inventory stocking of approximately $120 million resulting from the shift to a wholesaler distribution model. During the three months ended March 31, 2008, ENBREL’s distribution model was converted from primarily being drop shipped directly to pharmacies to a wholesaler distribution model similar to our other products.

Certain of our products, principally our marketed ESA products, have faced and will continue to face various challenges resulting from regulatory and reimbursement developments. Late in 2006 and throughout 2007, adverse safety results involving ESA products were observed in various studies that were performed by us and by others (including our licensees or independent investigators) that explored the use of ESAs in settings different from those outlined in the FDA approved label, including targeting higher hemoglobin (“Hb”) levels and/or use in non-approved patient populations. The results of these studies culminated in significant regulatory and reimbursement developments affecting the class of ESA products, including Aranesp® and EPOGEN®. For example, in February 2007, following the reported results from our Anemia of Cancer phase 3 study (the “AoC 103 study”), the United States Pharmacopoeia Dispensing Information (“USP DI”) Drug Reference Guides removed Aranesp® in the treatment of AoC. Thereafter, Aranesp® use in AoC essentially ceased. In addition, during 2007, we had ongoing discussions with the FDA and other regulatory authorities and meetings with certain of the FDA’s advisory panels, namely the Oncologic Drugs Advisory Committee (“ODAC”), the Cardiovascular-Renal Drug Advisory Committee (“CRDAC”) and the Drug Safety and Risk Management Advisory Committee (“DSaRMAC”), regarding the administration of our ESA products in certain settings. These adverse safety results involving ESA products in various studies and related discussions with regulatory authorities led to several key regulatory and reimbursement developments, including safety-related revisions to ESA product labels in the United States in March and November 2007. Further, in July 2007, the Centers for Medicare and Medicaid Services (“CMS”) issued its National Coverage Decision Memorandum for

Use of Erythropoiesis Stimulating Agents in Cancer and Related Neoplastic Conditions (the “Decision Memorandum”). The Decision Memorandum established the ESA reimbursement policy for Medicare and other government beneficiaries who are treated for chemotherapy-induced anemia (“CIA”) with ESAs. We believe that the restrictions in the Decision Memorandum changed the way ESAs are used in clinical practice, for example, by decreasing the number of treated patients, the average ESA dose and the duration of ESA therapy. These developments have had a material adverse impact on sales of our marketed ESA products, in particular Aranesp® sales in the U.S. supportive cancer care setting. Furthermore, our ESA products will continue to face future challenges, including those described below under “ESA Developments” and also the potential for further revisions to product labels and changes to reimbursement.

As a result of the challenges facing certain of our products and, in particular, the regulatory and reimbursement developments involving our marketed ESA products that began in 2007 and their resulting impact on our operations, on August 15, 2007, we announced a plan to restructure our worldwide operations in order to improve our cost structure while continuing to make significant R&D investments and build the framework for our future growth. Through June 30, 2008, we have completed a majority of the actions included in our restructuring plan and expect that all remaining actions will be substantially completed in 2008. Key components of our restructuring plan include: (i) worldwide staff reductions aggregating approximately 2,500 positions, (ii) rationalization of our worldwide network of manufacturing facilities in order to gain cost efficiencies while continuing to meet future commercial and clinical demand for our products and product candidates and, to a lesser degree, changes to certain R&D capital projects and (iii) abandoning leases primarily for certain R&D facilities that will not be used in our operations. We currently anticipate that we will incur approximately $775 million to $825 million of restructuring charges in connection with these actions, of which $773 million has been incurred through June 30, 2008.

The following is a discussion of select key developments affecting our business that occurred in 2008 and should be read in conjunction with “Item 1. Business – Key Developments” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2007.

    ESA Developments

•

On July 30, 2008, we received a complete response letter from the FDA to the revisions to the ESA labeling we proposed following the March 13, 2008 ODAC. The letter included, among other things, (i) the addition to the boxed warning of a statement that ESAs are not indicated for patients receiving myelosuppressive therapy when the anticipated outcome of such therapy is cure, (ii) the addition of a statement in the DOSAGE and ADMINISTRATION section of the label that ESA therapy should not be initiated at Hb levels ≥ 10 grams per deciliter (“g/dL”) and that dose should be adjusted to maintain the lowest Hb level sufficient to avoid red blood cell transfusions and (iii) the removal of reference to the upper safety limit of 12 g/dL. We finalized the ESA labeling on August 6, 2008, as the FDA directed. Additionally, we continue to work closely with the FDA to develop a REMS program for Aranesp® in oncology and medication guides for Aranesp® and EPOGEN® under authority prescribed by the Food and Drug Administration Amendments Act of 2007 (the “FDAAA”). We also continue to work with the FDA to finalize protocols for clinical trials to determine the effects of Aranesp® on survival and tumor outcomes.

•

On January 1, 2008, the CMS’ revisions to its Claims Monitoring Policy: Erythropoietin/darbepoetin alfa usage for beneficiaries with end stage renal disease (“EMP”) became effective, which require a 50% reduction in Medicare reimbursement if a patient’s Hb is above 13 g/dL for three or more consecutive months. In addition, the EMP reduces the monthly dosing limits to 400,000 international units (“IUs”) of EPOGEN®, from 500,000 IUs, and to 1,200 micrograms (“mcgs”) of Aranesp®, from 1,500 mcgs. We believe that the EMP implementation in January 2008 has significantly impacted physician behavior resulting in declines in dosing trends as particularly noted in the quarter of implementation. However, this dose decline subsequently moderated in the three months ended June 30, 2008 and may further fluctuate for the remainder of 2008.

•

On March 5, 2008, we announced that the European Commission reached its decision to amend the product labeling for the class of ESAs, including Aranesp®. On May 15, 2008, we and other ESA marketing authorization holders participated in a closed meeting of the Scientific Advisory Group on Oncology (“SAG-O”). The marketing authorization holders were asked to provide an overview on studies that have been initiated or conducted since July 2007, as well as any other new data that can help to elucidate recent issues on the impact of ESAs on tumor progression and survival in cancer patients. These data included previously disclosed interim results from the Preoperative Epirubicin Paclitaxel Aranesp® (“PREPARE”) study in neo-adjuvant breast cancer therapy; follow-up data from the Gynecologic Oncology Group study (“GOG-191 study”) in cervical cancer, which were published in the February 2008 issue of Gynecologic Oncology; and the February 2008 meta-analysis by Bennett et al, which was published in the Journal of the American Medical Association. Scientific Advisory Groups (“SAGs”) are established by the European Agency for the Evaluation of Medicinal Products (“EMEA”) to deliver answers, on a consultative basis, to specific questions addressed to them by the European Committee for Medicinal Products for Human Use (“CHMP”). The CHMP, while taking into account the position expressed by the SAG, remains responsible for its final opinion and the CHMP concluded, at its June 2008 meeting, that the benefits of ESAs continue to outweigh their risks in the approved indications; however, in cancer patients with a reasonably long life expectancy, the benefit of ESAs does not outweigh the risk of tumor progression and shorter overall survival and that these patients’ anemia should be corrected with blood transfusions. On June 26, 2008, the EMEA recommended, based upon the CHMP’s opinion, updating the product information for ESAs with a new warning for their use in cancer patients. We expect a final decision from the EMEA on the ESA labels later in 2008.

    Other Regulatory Developments

•

On March 17, 2008, we and Wyeth Pharmaceuticals, a division of Wyeth, announced updates to the FDA approved labeling for ENBREL in which the U.S. prescribing information (“PI”) now contains a boxed warning relating to the risk of infections, including tuberculosis. This information now in the boxed warning includes additional language regarding screening and monitoring patients for tuberculosis, including patients who tested negative for latent tuberculosis infection.

•

On June 18, 2008, we participated in a meeting of the Dermatologic and Ophthalmic Drugs Advisory Committee (“DODAC”) to review data supporting the supplemental biologic license application (“BLA”) submitted by us for the use of ENBREL in treating pediatric patients with chronic moderate to severe plaque psoriasis, who are inadequately controlled with topical therapy or who have received systemic therapy or phototherapy and the DODAC recommended, with an 8-5 vote, to approve ENBREL in the treatment of chronic moderate to severe plaque psoriasis in children. The DODAC is an advisory committee of external experts who advise the FDA about the safety and effectiveness of marketed and investigational human drug products for use in the treatment of dermatologic and ophthalmic disorders. The FDA officials are not bound to or limited by their recommendations, however the FDA commonly follows the recommendations of its advisory panels. On July 24, 2008, we received notification from the FDA that it would like additional information to support the supplemental BLA submitted by us for the use of ENBREL in pediatric patients with chronic moderate to severe plaque psoriasis. We continue to work with the FDA to provide it with information to address additional questions related to the supplemental BLA and plans for risk management activities.

•

On March 12, 2008, the ODAC voted unanimously that the data from our two phase 3 clinical studies evaluating Nplate™ (romiplostim) for the treatment of thrombocytopenia in immune (idiopathic) thrombocytopenic purpura (“ITP”), which met the primary endpoints, support a positive risk/benefit profile for Nplate™. The FDA has required us to submit a REMS as part of our BLA for Nplate™, which extended its Prescription Drug User Fee Act (“PDUFA”) date from April 23, 2008 to July 23, 2008. On July 23, 2008, we announced that we continue to work with the FDA to assist in the completion of the review process for Nplate™. The ODAC is an advisory committee of external experts who advise the FDA about the safety and efficacy of drug products for use in treating cancer patients. This committee is advisory only and FDA officials are not bound to or limited by their recommendations. However, the FDA commonly follows the recommendations of its advisory panels.

    Clinical Developments

•

On July 25, 2008, we announced findings from the pivotal fracture trial evaluating our receptor activator of nuclear factor kappa B (“RANK”) ligand inhibitor, denosumab, in the treatment of postmenopausal osteoporosis. In this pivotal, three-year, international, phase 3 study of approximately 7,800 women with osteoporosis, patients were randomized to receive either denosumab, given by subcutaneous injection once every six months, or placebo injections. For the primary endpoint, treatment with denosumab resulted in a statistically significant reduction in the incidence of new vertebral fractures compared with placebo treatment. In addition, women receiving denosumab experienced a statistically significant reduction in the incidence of new non-vertebral and hip fractures (each a secondary endpoint) compared with those receiving placebo. The incidence and types of both adverse and serious adverse events observed in this study, including serious infections and neoplasms, were similar between the denosumab and placebo groups. The most common adverse events across both treatment arms were arthralgia, back pain, hypertension and nasopharyngitis. Additional data from this study will be presented at the upcoming meeting of the American Society of Bone and Mineral Research in September 2008.

•

On July 14, 2008, we announced findings from a three-year pivotal phase 3 placebo-controlled trial evaluating denosumab in the treatment of bone loss in men undergoing androgen deprivation therapy (“ADT”) for non-metastatic prostate cancer. In this study of more than 1,400 men, denosumab treatment produced statistically significantly greater increases in bone mineral density (“BMD”) at the lumbar spine (primary endpoint) and non-vertebral sites compared with placebo at multiple time points. These improvements in BMD were consistent with those seen in other denosumab studies evaluating BMD in women with breast cancer receiving aromatase inhibitor therapy, and in postmenopausal women with low bone mass. During the thirty-six month evaluation period, men receiving denosumab experienced less than half the incidence of new vertebral fractures (a secondary endpoint) compared with those receiving placebo, a statistically significant finding. Furthermore, in the denosumab arm there were fewer non-vertebral fractures over the thirty-six month period.

For the three and six months ended June 30, 2008, net income was $941 million and $2.1 billion, respectively, and diluted earnings per share was $0.87 per share and $1.91 per share, respectively. As of June 30, 2008, cash, cash equivalents and marketable securities were $8.5 billion, of which approximately $5.9 billion was generated from operations in foreign tax jurisdictions and is intended for use in our foreign operations. If these funds were repatriated for use in our U.S. operations, we would be required to pay additional U.S. federal and state income taxes at the applicable marginal tax rates. Our total debt outstanding was $11.2 billion as of June 30, 2008.

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

Reimbursement

Sales of all of our principal products are dependent, in part, on the availability and extent of reimbursement from third-party payers, including governments and private insurance plans. Generally, in Europe and other countries outside the United States, the government sponsored healthcare system is the primary payer of healthcare costs of patients. Governments may regulate access to, prices or reimbursement levels of our products to control costs or to affect levels of use of our products. Worldwide use of our products may be affected by these cost containment pressures and cost shifting from governments and private insurers to healthcare providers or patients in response to ongoing initiatives to reduce or reallocate healthcare expenditures. Further, adverse events or results from clinical trials or studies performed by us or by others or from the marketed use of our drugs may expand the safety information in the labeling for our approved products and may negatively impact worldwide reimbursement for our products. On July 30, 2007, CMS issued its Decision Memorandum and on January 14, 2008, issued changes to its Medicare National Coverage Determinations Manual, effective for claims with dates of service on or after July 30, 2007, with an implementation date of April 7, 2008. A discussion of the Decision Memorandum follows below. (See also “Item 1A. Risk Factors — Our current products and products in development cannot be sold if we do not gain or maintain regulatory approval of our products and we may be required to perform additional clinical trials or change the labeling of our products or conduct other potentially limiting or costly risk management activities if we or others identify side effects or safety concerns after our products are on the market.” and “— Guidelines and recommendations published by various organizations can reduce the use of our products.” in Part II herein.)

Most patients receiving Aranesp®, Neulasta® and NEUPOGEN® for approved indications are covered by government and/or private payer healthcare programs. Medicare and Medicaid government healthcare programs’ payment policies for drugs and biologicals are subject to various laws and regulations. Beginning in January 1, 2005 under the Medicare Prescription Drug Improvement and Modernization Act (“MMA”), in the physician clinic setting and January 1, 2006, in the hospital outpatient and dialysis settings, Aranesp®, Neulasta® and NEUPOGEN® have been reimbursed under a Medicare Part B payment methodology that reimburses each product at 106% of its average sales price (“ASP”) (sometimes referred to as “ASP+6%”). Effective January 1, 2008, Medicare payment in the hospital outpatient setting reimburses each product at 105% of its ASP and CMS has the regulatory authority to further reduce the outpatient hospital payment formula in future years. For example, in CMS’s Outpatient Prospective Payment System Proposed Rule for 2009, released on July 3, 2008, the agency proposed a payment rate of ASP+4% for 2009. ASP is calculated by the manufacturer based on a statutorily defined formula and submitted to CMS. A product’s ASP is calculated and reported to CMS on a quarterly basis and therefore may change each quarter. The ASP in effect for a given quarter (the “Current Period”) is based upon certain historical sales and sales incentive data covering a statutorily defined period of time preceding the Current Period. For example, the ASP based payment rate for Aranesp® that will be in effect for the third quarter of 2008 will be based in part on certain historical sales and sales incentive data for Aranesp® from April 1, 2007 through March 31, 2008. CMS publishes the ASPs for products in advance of the quarter in which they go into effect.

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

Since April 1, 2006, the Medicare reimbursement for ESAs administered to dialysis patients has been subject to a revised EMP, the Medicare payment review mechanism used by CMS to monitor EPOGEN® and Aranesp® utilization and appropriate hematocrit outcomes of dialysis patients. The EMP was revised, effective January 1, 2008, requiring a 50% reduction in Medicare reimbursement if a patient’s Hb is above 13 g/dL for three or more consecutive months. In addition, the revised EMP reduces the monthly dosing limits to 400,000 IUs of EPOGEN®, from 500,000 IUs, and to 1,200 mcgs of Aranesp®, from 1,500 mcgs. The implementation of the revised EMP and ESA labeling changes have led to a decline in EPOGEN® sales for the first quarter of 2008 compared to the first quarter of 2007 primarily due to a decline in both overall utilization and as well as average dosing per patient. However, this dose decline subsequently moderated in the three months ended June 30, 2008 and may further fluctuate for the remainder of 2008.

Changes resulting from the MMA, which beginning in 2005 lowered reimbursement for our products, could negatively affect product sales of some of our marketed products. However, we believe that our product sales for 2005, 2006 and 2007 were not significantly impacted by the reimbursement changes resulting from the MMA. However, additional provisions of the MMA and other regulations or legislation affecting reimbursement that have gone or may go into effect could affect our product sales in the future. For example, on July 15, 2008, the Medicare Improvements for Patients and Providers Act of 2008 became law with a number of Medicare and Medicaid reforms including a broader payment bundle for dialysis services and drugs which will require CMS, beginning in 2011, to establish a bundled Medicare payment rate that includes dialysis services and drug/labs that are currently separately billed. The new bundled rate will include dialysis services covered under the current composite rate, all ESAs and other intravenous injectable drugs and oral equivalent forms used in dialysis. The bundled reimbursement rate will be phased in over a four-year period in equal increments starting in 2011. It is possible that providers could elect to move to a full Medicare bundled payment in 2011. CMS will also be required to establish a quality incentive program that begins concurrently with bundling in 2011 which subjects facilities to up to a 2% annual reduction in Medicare reimbursement for failure to meet or exceed CMS quality performance standards, which include anemia management and dialysis adequacy. Bundling initiatives that have been implemented in other healthcare settings have resulted in lower utilization of services that had not previously been a part of the bundled payment. We are in the process of evaluating the new Medicare legislation on our business and cannot predict the full impact a bundled payments system would have on sales of EPOGEN® or Aranesp® used in the treatment of persons receiving outpatient dialysis services.

In addition, in response to CMS considering and rejecting changes to the ASP calculation methodology for accounting for discounts in multi-product contracts in the 2007 Medicare Physician Fee Schedule Final Rule, MedPAC released its second Congressionally-mandated report on December 29, 2006 on the impact of changes in Medicare payments for Part B Drugs specifically recommending that the Secretary of the Department of Health and Human Services clarify ASP reporting requirements “to ensure that ASP calculations allocate discounts to reflect the transaction price for each drug.” Under the ASP system, we allocate our discounts based on the prices paid for individual drugs, according to the terms of its contracts with physicians and other purchasers, and we believe that the resulting ASPs reflect the transaction prices for individual drugs. Referencing a MedPAC December 2006 report, CMS proposed in the Medicare Physician Fee Schedule Proposed Rule for 2008 revising the methodology for calculating ASP to require the reallocation of price concessions of drugs sold under “bundled arrangements,” described by CMS in part as an arrangement regardless of physical packaging under which the rebate, discount or other price concession is conditioned upon the purchase of the same drug or biological or other drugs or biologicals or some other performance requirement. In the Medicare Physician Fee Schedule Final Rule for 2008, CMS stated that it was not finalizing the proposed regulatory change at this time, based on comments recommending a delay and raising concerns about the proposal. The agency also clarified that in the absence of specific guidance, manufacturers may continue to make “reasonable assumptions” in the calculation of ASP, consistent with the general requirements and the intent of the Medicare statute and regulations and their customary business practices. The agency stated that it will continue to monitor this issue and may provide more specific guidance in the future and in the Medicare Physician Fee Schedule Proposed Rule for 2009 released on June 30, 2008, the agency did not address the topic of bundled price concessions.

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

In addition, the FDA held a joint meeting of the CRDAC and the DSaRMAC on September 11, 2007, which evaluated the safety data on ESA use in renal disease. On July 31, 2008, CMS issued a listing of potential topics for future NCDs as a step to increase transparency in the NCD process and which included as topics the use of ESAs in ESRD and chronic kidney disease (“CKD”). However, any final NCD for ESAs in the renal setting, which may include non-coverage and/or new dosing and treatment restrictions similar to those proposed in Decision Memorandum for treatment of anemia in oncology with ESAs, would negatively affect use, reduce reimbursement and coverage, negatively affect product sales of our ESA products and may have a material adverse effect on our business and results of operations.

Further, the Deficit Reduction Act of 2005 (“DRA”) included provisions, which are phased in over time, regarding state collection and submission of data for the purpose of collecting Medicaid drug rebates from manufacturers for physician-administered drugs. We expect that state compliance with elements of these provisions that became effective on January 1, 2006, will increase the level of Medicaid rebates paid by us. We continue to evaluate the impact of the DRA and cannot predict what impact the DRA will have on our business.

Results of Operations

Product sales

For the three and six months ended June 30, 2008 and 2007, worldwide product sales and total product sales by geographic region were as follows (dollar amounts in millions):

	Three months ended June 30,			Six months ended June 30,
	2008	2007	Change	2008	2007	Change
Aranesp®	$825	$949	(13)%	$1,586	$1,969	(19)%
EPOGEN®	622	624	0%	1,176	1,249	(6)%
Neulasta®/NEUPOGEN®	1,201	1,041	15%	2,287	2,059	11%
ENBREL	841	823	2%	1,792	1,553	15%
Sensipar®	150	108	39%	283	213	33%
Vectibix®	32	45	(29)%	66	96	(31)%
Other	21	14	50%	39	30	30%

Total product sales	$3,692	$3,604	2%	$7,229	$7,169	1%

Total U.S.	$2,843	$2,879	(1)%	$5,632	$5,763	(2)%
Total International	849	725	17%	1,597	1,406	14%

Total product sales	$3,692	$3,604	2%	$7,229	$7,169	1%

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

Total product sales for the three and six months ended June 30, 2008 increased 2% and 1% as compared to the prior year comparative periods, respectively. Excluding favorable foreign exchange rate changes of $93 million for the three months ended June 30, 2008, product sales were relatively unchanged. Excluding favorable foreign exchange rate changes of $165 million for the six months ended June 30, 2008, product sales declined 1%. U.S. Aranesp® sales for the three and six months ended June 30, 2008, declined $151 million, or 26%, and $400 million, or 32%, respectively, reflecting the negative impact on demand, primarily in the supportive cancer care setting, from regulatory and reimbursement developments which principally occurred in the second half of 2007. For the three months ended June 30, 2008, the decline in U.S. Aranesp® sales was substantially offset primarily by an increase in worldwide sales of Neulasta®. For the six months ended June 30, 2008, the decline in U.S. Aranesp® sales was largely offset by an increase in worldwide sales of Neulasta® and sales of ENBREL. For the three and six months ended June 30, 2008, Neulasta® sales increased primarily due to an increase in demand. The increase in ENBREL sales primarily reflects increased demand and an initial wholesaler inventory stocking of approximately $120 million resulting from the shift to a wholesaler distribution model. During the three months ended March 31, 2008, ENBREL’s distribution model was converted from primarily being drop shipped directly to pharmacies to a wholesaler distribution model similar to our other products.

Aranesp®

For the three and six months ended June 30, 2008 and 2007, total Aranesp® sales by geographic region were as follows (dollar amounts in millions):

	Three months ended June 30,			Six months ended June 30,
	2008	2007	Change	2008	2007	Change
Aranesp® - U.S.	$427	$578	(26)%	$832	$1,232	(32)%
Aranesp® - International	398	371	7%	754	737	2%

Total Aranesp®	$825	$949	(13)%	$1,586	$1,969	(19)%

The decrease in U.S. Aranesp® sales for the three and six months ended June 30, 2008 reflects the negative impact on demand, primarily in the supportive cancer care setting, of physician conformance to regulatory and reimbursement developments which principally occurred in the second half of 2007 as well as a slight decline in segment share. The regulatory and reimbursement developments include in particular, (i) the CMS' Decision Memorandum issued in July 2007, which significantly restricted Medicare reimbursement for use of Aranesp® in CIA and which we believe has also negatively impacted Aranesp® use in CIA for patients covered by private insurance plans, (ii) the loss of Aranesp® for use in the treatment of AoC throughout 2007 and (iii) the March 9, 2007, November 8, 2007 and March 7, 2008 product safety-related label changes in the United States. During the latter part of the three months ended December 31, 2007 and during the six months ended June 30, 2008, underlying Aranesp® demand remained relatively stable.

The increase in international Aranesp® sales for the three and six months ended June 30, 2008 reflects changes in foreign currency exchange rates, which positively impacted sales by approximately $46 million and $81 million, respectively, partially offset by pricing pressures and ESA dosing conservatism. Excluding the impact of foreign currency exchange rate changes, international Aranesp® sales for the three and six month periods decreased 5% and 9%, respectively. Through June 30, 2008, biosimilars and other recently introduced marketed products in Europe have not had a significant impact on total international Aranesp® segment share.

In addition to the factors mentioned in the “Product sales” section above, future worldwide Aranesp® sales will be dependent, in part, on such factors as:

•	regulatory developments, including those resulting from:

o	ESA product labeling changes in the United States on August 6, 2008, as the FDA directed;

o

product labeling changes occurring on March 5, 2008 in Europe for the class of ESAs, including Aranesp®, by the European Commission and the potential for further changes resulting from the EMEA’s recommendation that the ESA product information be updated with a new warning for their use in cancer patients;

o	future product label changes;

o	risk management activities undertaken by us or required by the FDA or other regulatory authorities, including a REMS;

•	reimbursement developments, including those resulting from:

o	government’s and/or third-party payer’s reaction to recent or future product label changes;

o	current or future cost containment pressures by third-party payers, including governments and private insurance plans;

•

adverse events or results from clinical trials or studies or meta-analysis performed by us, including our pharmacovigilance clinical trials, or by others (including our licensees or independent investigators), which have and could further impact product safety labeling, negatively impact healthcare provider prescribing behavior, use of our product, regulatory or private healthcare organization medical guidelines and reimbursement practices;

•	governmental or private organization regulations or guidelines relating to the use of our product;

•

our ability to maintain worldwide segment share and differentiate Aranesp® from current and potential future competitive products, including J&J’s Epoetin alfa product marketed in the United States and certain other locations outside of the United States and other competitors’ products outside of the United States, including biosimilar products that have been or are expected to be launched in the future; and

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

EPOGEN®

For the three and six months ended June 30, 2008 and 2007, total EPOGEN® sales were as follows (dollar amounts in millions):

	Three months ended June 30,			Six months ended June 30,
	2008	2007	Change	2008	2007	Change
EPOGEN® - U.S.	$622	$624	0%	$1,176	$1,249	(6)%

EPOGEN® sales for the three months ended June 30, 2008 were relatively unchanged. The increase in demand due to patient population growth was offset primarily due to a reduction in utilization/dose related to the ESA label changes and the CMS’ revisions to its EMP, which became effective January 1, 2008. The decrease in EPOGEN® sales for the six months ended June 30, 2008 was primarily driven by a decrease in demand, unfavorable wholesaler inventory changes and unfavorable revised estimates of dialysis demand (primarily spillover) for prior quarters (see Note 1, “Summary of significant accounting policies – Product sales” to the Condensed Consolidated Financial Statements for further discussion). The decrease in demand was due to a reduction in utilization/dose related to the ESA label changes and the CMS’ revisions to its EMP, partially offset by patient population growth. We believe that the EMP implementation in January 2008 has significantly impacted physician behavior resulting in declines in dosing trends as particularly noted in the quarter of implementation. However, this dose decline subsequently moderated in the three months ended June 30, 2008 and may further fluctuate for the remainder of 2008.

In addition to the factors mentioned in the “Product sales” section above, future EPOGEN® sales will be dependent, in part, on such factors as:

•	reimbursement developments, including those resulting from:

o	changes in healthcare providers’ prescribing behavior resulting in dose fluctuations due to the CMS’ revisions to its EMP, which became effective January 1, 2008;

o	the federal government’s reaction to recent or future product label changes;

o	changes in reimbursement rates or changes in the basis for reimbursement by the federal and state governments, including Medicare and Medicaid;

•	regulatory developments, including those resulting from:

o	future product label changes;

o	risk management activities undertaken by us or required by the FDA, including a REMS;

•	governmental or private organization regulations or guidelines relating to the use of our product, including changes in medical guidelines and legislative actions;

•

adverse events or results from clinical trials or studies or meta-analysis performed by us, including our pharmacovigilance clinical trials, or by others (including our licensees or independent investigators), which have and could further impact product safety labeling, negatively impact healthcare provider prescribing behavior, use of our product, regulatory or private healthcare organization medical guidelines and reimbursement practices;

•	cost containment pressures from the federal and state governments on healthcare providers;

•	pricing strategies; and

•	changes in future patient population growth or dose/utilization;

any or all of which could have a material adverse impact on future sales of EPOGEN®.

See the “Overview” section above and “Item 1A. Risk Factors” in Part II herein for further discussion of certain of the above factors that could impact our future product sales.

Neulasta®/NEUPOGEN®

For the three and six months ended June 30, 2008 and 2007, total Neulasta®/NEUPOGEN® sales by geographic region were as follows (dollar amounts in millions):

	Three months ended June 30,			Six months ended June 30,
	2008	2007	Change	2008	2007	Change
Neulasta® - U.S.	$648	$573	13%	$1,217	$1,146	6%
NEUPOGEN® - U.S.	221	200	11%	444	404	10%

U.S. Neulasta®/NEUPOGEN® - Total	869	773	12%	1,661	1,550	7%

Neulasta® - International	214	161	33%	401	307	31%
NEUPOGEN® - International	118	107	10%	225	202	11%

International Neulasta®/NEUPOGEN® - Total	332	268	24%	626	509	23%

Total Worldwide Neulasta®/NEUPOGEN®	$1,201	$1,041	15%	$2,287	$2,059	11%

The increase in U.S. sales of Neulasta®/NEUPOGEN® for the three and six months ended June 30, 2008 was primarily driven by higher demand for Neulasta® principally reflecting increases in average net sales price and to a lesser extent an increase in units sold, which we believe was driven by stocking by end-users of our products, including healthcare providers, such as physicians or their clinics, and hospitals.

The increase in international Neulasta®/NEUPOGEN® sales for the three and six months ended June 30, 2008 reflects changes in foreign currency exchange rates, which positively impacted combined international sales by $36 million and $64 million, respectively, as well as increased demand driven by continued conversion from NEUPOGEN® to Neulasta®. Excluding the favorable impact of foreign currency exchange rate changes, international Neulasta®/NEUPOGEN® sales increased 10% over both the three and six months ended June 30, 2007.

In addition to the factors mentioned in the “Product sales” section above, future worldwide Neulasta®/NEUPOGEN® sales growth will be dependent, in part, on such factors as:

•	penetration of existing segments;

•

competitive products or therapies, including biosimilar products that have been or may be approved in the European Union (“EU”) sometime in 2008 and be available shortly thereafter. For example, Teva Pharmaceuticals Industries Limited (“Teva Pharmaceuticals”) received a revised positive opinion from the CHMP in July 2008 for its G-CSF biosimilar product, TevaGrastim®, and is expected to launch in the EU in the second half of 2008;

•	reimbursement by third-party payers, including governments and private insurance plans;

•

adverse events or results from clinical trials or studies or meta-analysis performed by us or by others (including our licensees or independent investigators), which could expand safety labeling and may negatively impact healthcare provider prescribing behavior, use of our products, regulatory or private healthcare organization medical guidelines and reimbursement practices;

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

See “Item 1A. Risk Factors” in Part II herein for further discussion of certain of the above factors that could impact our future product sales.

ENBREL

For the three and six months ended June 30, 2008 and 2007, total ENBREL sales by geographic region were as follows (dollar amounts in millions):

	Three months ended June 30,			Six months ended June 30,
	2008	2007	Change	2008	2007	Change
ENBREL - U.S.	$789	$777	2%	$1,693	$1,470	15%
ENBREL - International	52	46	13%	99	83	19%

Total ENBREL	$841	$823	2%	$1,792	$1,553	15%

ENBREL sales growth for the three months ended June 30, 2008 reflects higher demand due to increases in both average net sales price and patients, partially offset by unfavorable changes in wholesaler inventory levels. While ENBREL continued to maintain a leading position in both rheumatology and dermatology, the sales growth during the three months ended June 30, 2008 was affected by share declines in the United States in both segments versus the three months ended June 30, 2007 due to increased competitive activity.

ENBREL sales growth for the six months ended June 30, 2008 reflects higher demand due to increases in both average net sales price and patients and an initial wholesaler inventory stocking of approximately $120 million resulting from the shift to a wholesaler distribution model in the three months ended March 31, 2008, which was slightly drawn down during the three months ended June 30, 2008. During the three months ended March 31, 2008, ENBREL’s distribution model was converted from primarily being drop shipped directly to pharmacies to a wholesaler distribution model similar to our other products. We believe that this estimated initial wholesaler inventory stocking is within the expected normal inventory range. While ENBREL continued to maintain a leading position in both rheumatology and dermatology, the sales growth during the six months ended June 30, 2008 was affected by slight share declines in the United States in both segments versus the six months ended June 30, 2007 due to increased competitive activity.

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

•	recent or future product label changes;

•	risk management activities undertaken by us or required by the FDA or other regulatory authorities;

•	growth in the rheumatology and dermatology segments;

•	the outcome of the FDA’s review of the supplemental BLA for the use of ENBREL in pediatric patients with chronic moderate to severe plaque psoriasis;

•	the availability, extent and access to reimbursement by government and third-party payers;

•

adverse events or results from clinical trials or studies or meta-analysis performed by us or by others (including our licensees or independent investigators), which could expand safety labeling and may negatively impact healthcare provider prescribing behavior, use of our product, regulatory or private healthcare organization medical guidelines and reimbursement practices;

•	governmental or private organization regulations or guidelines relating to the use of our product;

•	cost containment pressures from governments and private insurers on healthcare providers;

•	pricing strategies; and

•	penetration of existing and new segments, including potential expanded indications.

See “Item 1A. Risk Factors” in Part II herein for further discussion of certain of the above factors that could impact our future product sales.

Selected operating expenses

The following table summarizes selected operating expenses for the three and six months ended June 30, 2008 and 2007 (dollar amounts in millions):

	Three months ended June 30,			Six months ended June 30,
	2008	2007	Change	2008	2007	Change
Product sales	$3,692	$3,604	2%	$7,229	$7,169	1%
Operating expenses:
Cost of sales (excludes amortization of acquired intangible assets)	$515	$558	(8)%	$1,061	$1,150	(8)%
% of product sales	14%	15%		15%	16%
Research and development	$809	$817	(1)%	$1,503	$1,668	(10)%
% of product sales	22%	23%		21%	23%
Selling, general and administrative	$904	$860	5%	$1,778	$1,630	9%
% of product sales	24%	24%		25%	23%
Amortization of acquired intangible assets	$73	$74	(1)%	$147	$148	(1)%
Other charges	$284	$289	(2)%	$294	$289	2%

Cost of sales

Cost of sales, which excludes the amortization of acquired intangible assets (see “Condensed Consolidated Statements of Income”), decreased 8% for the three months ended June 30, 2008 primarily driven by lower cost ENBREL and lower inventory reserves. The decrease of 8% for the six months ended June 30, 2008 was primarily driven by lower inventory reserves during the six months ended June 30, 2008 and a write-off of a semi-completed manufacturing asset during the six months ended June 30, 2007.

Research and development

R&D costs are expensed as incurred and primarily include salaries, benefits and other staff related costs; facilities and overhead costs; clinical trial and related clinical manufacturing costs; contract services and other outside costs; information systems and amortization of technology used in R&D with alternative future uses. R&D expenses consist of internal R&D costs, costs incurred under R&D arrangements with our corporate partners, such as activities performed on behalf of KA, and costs associated with collaborative R&D and in-licensing arrangements, including upfront fees and milestones paid to collaboration partners in connection with technologies that have no alternative future use. R&D collaborations resulting in a net payment or reimbursement of R&D costs are recognized as the obligation has been incurred or as we become entitled to the cost recovery.

R&D expenses decreased 1% for the three months ended June 30, 2008, which was primarily attributable to $40 million of lower clinical trial costs, $35 million of cost recoveries derived from licensing transactions with Daiichi Sankyo Company, Limited (“Daiichi Sankyo”) and Takeda Pharmaceutical Company Limited (“Takeda”) in Japan and $28 million of lower staff and other related expenses resulting from the previously announced restructuring plan offset by a $100 million expense for the upfront payment associated with the Kyowa Hakko Kogyo Co., Limited (“Kyowa Hakko”) collaboration entered into during the three months ended June 30, 2008. Clinical trial costs decreased as some of our large clinical trials completed enrollment and the significant costs associated with site initiation and patient enrollment are no longer being incurred.

R&D expenses decreased 10% for the six months ended June 30, 2008, which was primarily attributable to decreases of $92 million in staff-related costs and other expense reductions principally resulting from the previously announced restructuring plan, $81 million of lower clinical trial costs and $71 million from cost recoveries derived from licensing transactions with Daiichi Sankyo and Takeda in Japan, partially offset by a $100 million expense for the upfront payment associated with the Kyowa Hakko collaboration. Clinical trial costs decreased as some of our large clinical trials completed enrollment, as discussed above.

Selling, general and administrative

SG&A expenses are primarily comprised of salaries and benefits associated with sales and marketing, finance, legal and other administrative personnel; outside marketing expenses; overhead and facilities costs and other general and administrative costs. For the three months ended June 30, 2008, the 5% increase in SG&A was primarily driven by higher Wyeth profit share expense of $33 million and to a lesser extent, higher depreciation and other related expenses associated with placing our global enterprise resource planning (“ERP”) system and other systems in service during the three months ended June 30, 2008. For the three months ended June 30, 2008 and 2007, the Wyeth profit share expense was $283 million and $250 million, respectively. For the six months ended June 30, 2008, the 9% increase in SG&A was primarily driven by higher Wyeth profit share expense of $114 million. For the six months ended June 30, 2008 and 2007, the Wyeth profit share expense was $588 million and $474 million, respectively.

Amortization of acquired intangible assets

Amortization of acquired intangible assets relates to the acquired product technology rights acquired in connection with the Immunex acquisition.

Other charges

As discussed in Note 2, “Restructuring” to the Condensed Consolidated Financial Statements, on August 15, 2007, we announced plans to restructure our worldwide operations in order to improve our cost structure while continuing to make significant R&D investments and build the framework for our future growth. As a result of this restructuring plan, we recorded the following charges during the three and six months ended June 30, 2008: (i) staff separation costs of $0 and $7 million, respectively, (ii) asset impairment charges of $12 million and $14 million, respectively, and (iii) other charges of $9 million and $13 million, respectively, primarily related to loss accruals for leases for certain facilities that will not be used in our business.

In conjunction with the above noted restructuring activities, the Company recorded charges for asset impairment and related costs of $289 million during the three and six months ended June 30, 2007.

Also, in the three and six months ended June 30, 2008, the Company recorded loss accruals for settlements of certain commercial legal proceedings aggregating $263 million, principally related to the settlement of the Ortho Biotech antitrust suit.

Interest and other income, net

Interest and other income, net for the three months ended June 30, 2008 was $9 million of income compared to $7 million of income for the three months ended June 30, 2007. This change is primarily due to the rebalancing of investments in our marketable securities portfolio which resulted in an increase in net realized gains of approximately $17 million and an increase in interest income of approximately $10 million due to higher average cash balances during the three months ended June 30, 2008 partially offset by the incremental interest expense of approximately $25 million for the three months ended June 30, 2008 related to the $4.0 billion of debt issued in May 2007.

Interest and other income, net for the six months ended June 30, 2008 was $31 million of income compared to $1 million of income for the six months ended June 30, 2007. This change is primarily due to the rebalancing of investments in our marketable securities portfolio which resulted in an increase in net realized gains of approximately $47 million and an increase in interest income of approximately $10 million due to higher average cash balances during the six months ended June 30, 2008 and the write-off of $51 million of deferred financing and related costs in March 2007 resulting from the repayment of certain of our convertible debt, partially offset by the incremental interest expense of approximately $78 million for the six months ended June 30, 2008 related to the $4.0 billion of debt issued in May 2007.

Income taxes

Our effective tax rates for the three and six months ended June 30, 2008 were 20.8% and 20.9%, respectively, compared with 10.4% and 15.8%, respectively, for the same periods last year. The increase in our effective tax rate for the three months and six months ended June 30, 2008 compared to the same periods last year was primarily due to the expiration of the federal research and experimentation tax credit on December 31, 2007, and favorable resolution of our prior year’s federal examination in the second quarter of 2007.

See Note 4, “Income taxes” to the Condensed Consolidated Financial Statements for further discussion.

Recent accounting pronouncements

In June 2008, the FASB ratified EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). Equity-linked instruments (or embedded features) that otherwise meet the definition of a derivative as outlined in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” are not be accounted for as derivatives if certain criteria are met, one of which is that the instrument (or embedded feature) must be indexed to the entity’s stock. EITF 07-5 provides guidance on how to determine if equity-linked instruments (or embedded features) such as warrants to purchase our stock, our convertible notes and convertible note hedges are considered indexed to our stock. EITF 07-5 is effective for the financial statements issued for fiscal years and interim periods within those fiscal years, beginning after December 15, 2008 and will be applied to outstanding instruments as of the beginning of the fiscal year in which it is adopted. Upon adoption, a cumulative effect adjustment will be recorded, if necessary, based on amounts that would have been recognized if this guidance had been applied from the issuance date of the affected instruments. We are currently determining the impact that EITF 07-05 will have on our financial statements, if any.

In May 2008, the FASB issued FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement” (“FSP APB 14-1”) that changes the method of accounting for convertible debt securities that require or permit settlement in cash either in whole or in part upon conversion, including our convertible debt securities (see Note 5, “Financing arrangements” to the Condensed Consolidated Financial Statements). We will adopt FSP APB 14-1 in the first quarter of 2009 and retrospectively apply this change to prior periods, as required by this new standard. Under this new method of accounting, the debt and equity components of our convertible debt securities will be bifurcated and accounted for separately in a manner that will result in recognizing interest expense on these securities at effective rates reflective of what we would have incurred had we issued nonconvertible debt with otherwise similar terms. The equity component of our convertible debt securities will be included in the paid-in-capital section of stockholders’ equity on our Consolidated Balance Sheet and, accordingly, the initial carrying values of these debt securities will be reduced. Our net income for financial reporting purposes will be reduced by recognizing the accretion of the reduced carrying values of our convertible debt securities to their face amounts as additional non-cash interest expense. We are currently determining the impact FSP APB 14-1 will have on our financial statements. We expect it will have a material adverse impact on our past and future reported financial results but will have no impact on past or future cash flows.

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

Financial Condition, Liquidity and Capital Resources

The following table summarizes selected financial data (in millions):

	June 30, 2008	December 31, 2007
Cash, cash equivalents and marketable securities	$8,483	$7,151
Total assets	36,061	34,639
Current debt	1,000	2,000
Non-current debt	10,175	9,177
Stockholders' equity	18,533	17,869

We believe that existing funds, cash generated from operations and existing sources of and access to financing are adequate to satisfy our working capital, capital expenditure and debt service requirements for the foreseeable future, as well as to support our stock repurchase programs and other business initiatives, including acquisitions and licensing activities. Our liquidity needs can be met through a variety of sources, including: cash provided by operating activities, sale of marketable securities, credit lines, borrowings through commercial paper and other debt markets, credit lines and equity markets, and accessing our syndicated credit facility. Our current financial position, liquidity and credit ratings allow us to access the capital markets and we may intend to do so opportunistically. We continuously review our debt portfolio and occasionally may rebalance the amounts and/or maturity schedules. In this regard, we currently have $1.0 billion of floating rate notes due in November 2008 (following the redemption of $1.0 billion of such notes in June 2008), and we are currently considering our alternatives to address this maturity.

Cash, cash equivalents and marketable securities

Of the total cash, cash equivalents and marketable securities at June 30, 2008, approximately $5.9 billion was generated from operations in foreign tax jurisdictions and is intended for use in our foreign operations. If these funds were repatriated for use in our U.S. operations, we would be required to pay additional U.S. federal and state income taxes at the applicable marginal tax rates.

Financing arrangements

The following table reflects the carrying value of our long-term borrowings under our various financing arrangements as of June 30, 2008 and December 31, 2007 (in millions):

	June 30, 2008	December 31, 2007
0.125% convertible notes due 2011 (2011 Convertible Notes)	$2,500	$2,500
0.375% convertible notes due 2013 (2013 Convertible Notes)	2,500	2,500
5.85% notes due 2017 (2017 Notes)	1,099	1,099
Floating rate notes due 2008 (2008 Floating Rate Notes)	1,000	2,000
4.85% notes due 2014 (2014 Notes)	1,000	1,000
4.00% notes due 2009 (2009 Notes)	999	999
6.375% notes due 2037 (2037 Notes)	899	899
6.15% notes due 2018 (2018 Notes)	499	-
6.90% notes due 2038 (2038 Notes)	498	-
Other	181	180

Total borrowings	11,175	11,177
Less current portion	1,000	2,000

Total non-current debt	$10,175	$9,177

On April 17, 2008, we filed a shelf registration statement with the SEC, which replaced our previous $1.0 billion shelf registration statement and allows us to issue an unspecified amount of debt securities, common stock, preferred stock, warrants to purchase debt securities, common stock, preferred stock or depository shares, rights to purchase common stock or preferred stock, securities purchase contracts, securities purchase units and depository shares. Under this registration statement, all of the securities available for issuance may be offered from time to time with terms to be determined at the time of issuance.

In May 2008, we increased our commercial paper program by $1.3 billion, which provides for unsecured, short-term borrowings of up to an aggregate of $2.5 billion. We also have a $2.5 billion syndicated unsecured revolving credit facility which matures in November 2012 and is available for general corporate purposes, or as a liquidity backstop to our $2.5 billion commercial paper program. No amounts were outstanding under the commercial paper program or credit facility as of June 30, 2008.

Certain of our financing arrangements contain non-financial covenants and as of June 30, 2008 we were in compliance with all applicable covenants. None of our financing arrangements contain any financial covenants. Our outstanding convertible notes and our other outstanding long-term notes are rated “A+” with a negative outlook by Standard & Poor’s, “A3” with a stable outlook by Moody’s Investors Service, Inc. and “A” with a stable outlook by Fitch, Inc.

See Note 5, “Financing arrangements” to our Condensed Consolidated Financial Statements for further discussions of the transactions during the six months ended June 30, 2008 and “Recent accounting pronouncements” for a discussion of future impacts to the accounting for our convertible debt.

Cash flows

The following table summarizes our cash flow activity (in millions):

	Six months ended June 30,
	2008	2007
Net cash provided by operating activities	$3,201	$2,283
Net cash (used in) provided by investing activities	(293)	660
Net cash used in financing activities	(1,540)	(2,499)

Operating

Cash provided by operating activities has been and is expected to continue to be our primary recurring source of funds. Cash provided by operating activities during the six months ended June 30, 2008 increased primarily due to a favorable improvement in the timing of ordinary course commercial payments, an increase in legal reserves and the receipt of $300 million for an upfront milestone payment related to our licensing agreement with Takeda, which is included in the “Changes in deferred revenue” in the Condensed Consolidated Statements of Cash Flows.

Investing

Cash used in investing activities during the six months ended June 30, 2008 decreased primarily due to the net purchases of marketable securities partially offset by a decrease in capital expenditures. Net purchases of marketable securities increased $1.6 billion. Capital expenditures totaled $335 million during the six months ended June 30, 2008, compared with $727 million during the same period in the prior year. The capital expenditures during the six months ended June 30, 2008 were primarily associated with manufacturing capacity expansions in Puerto Rico, Fremont and other site developments and investment in our global ERP system and other information systems projects. The capital expenditures during the six months ended June 30, 2007 were primarily associated with manufacturing capacity and site expansions in Puerto Rico and other locations and investment in our global ERP system and other information systems projects. We currently estimate 2008 spending on capital projects and equipment to be approximately $900 million.

Financing

In May 2008, we issued $500 million aggregate principal amount of notes due in 2018 (the “2018 Notes”) and $500 million aggregate principal amount of notes due in 2038 (the “2038 Notes”) in a registered offering. The 2018 Notes and 2038 Notes pay interest at fixed annual rates of 6.15% and 6.90%, respectively. Concurrent with the issuance of the 2018 Notes, we entered into interest rate swap agreements that effectively convert the payment of our fixed rate interest payments to variable rate interest payments over the life of the 2018 Notes. The 2018 Notes and 2038 Notes may be redeemed at any time at our option, in whole or in part, at 100% of the principal amount of the notes being redeemed plus accrued and unpaid interest, if any, and a “make-whole” amount, as defined in the indenture governing the notes. In the event of a change in control triggering event, as defined in the indenture governing the notes, we may be required to purchase for cash all or a portion of the 2018 Notes and the 2038 Notes at a price equal to 101% of the principal amount of the notes plus accrued interest. Debt issuance costs totaled approximately $6 million and are being amortized over the life of the notes. Upon the receipt of the proceeds from the issuance of the 2018 Notes and 2038 Notes, we exercised our right to call $1.0 billion of Floating Rate Notes due November 2008, which were retired in June 2008.

During the six months ended June 30, 2008, we repurchased 32.7 million shares of our common stock at a total cost of $1.5 billion, which excludes approximately $19 million paid in July 2008 in connection with the final settlement of an ASR entered into in May 2008. During the six months ended June 30, 2007, we repurchased 82.7 million shares of our common stock at a total cost of $5.0 billion, which excludes 2.5 million shares received in July 2007 in connection with the final settlement of an ASR entered into in May 2007. As of

June 30, 2008, we had $4.9 billion available for stock repurchases as authorized by our Board of Directors. The manner of purchases, amounts we spend and the number of shares repurchased will vary based on a variety of factors including the stock price, blackout periods in which we are restricted from repurchasing shares, and our credit rating and may include private block purchases as well as market transactions. Repurchases under our stock repurchase programs reflect, in part, our confidence in the long-term value of our common stock. Additionally, we believe that it is an effective way of returning cash to our stockholders.

We receive cash from the exercise of employee stock options and proceeds from the sale of stock. Employee stock option exercises provided $33 million and $205 million of cash during the six months ended June 30, 2008 and 2007, respectively. Proceeds from the exercise of employee stock options will vary from period to period based upon, among other factors, fluctuations in the market value of our stock relative to the exercise price of such options.

On March 2, 2007, as a result of holders of substantially all of our outstanding 2032 Modified Convertible Notes exercising their March 1, 2007 put option, we purchased $2.3 billion aggregate principal amount, or the majority of the then outstanding convertible notes at their then-accreted value for $1.7 billion in cash.

In May 2007, we issued $2.0 billion aggregate principal amount of 2008 Floating Rate Notes, $1.1 billion aggregate principal amount of 5.85% notes due in 2017 and $900 million aggregate principal amount of 6.375% notes due in 2037. The 2008 Floating Rate Notes will bear interest at a rate per annum, equal to LIBOR plus 0.08%, which is reset quarterly. A total of $3.2 billion of the net proceeds raised from the issuance of these notes were used to repurchase shares of our common stock under an ASR entered into in May 2007.

Item 4.	CONTROLS AND PROCEDURES

We maintain “disclosure controls and procedures,” as such term is defined under Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in Amgen’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to Amgen’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, Amgen’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and, in reaching a reasonable level of assurance, Amgen’s management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation under the supervision and with the participation of our management, including Amgen’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Amgen’s disclosure controls and procedures. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2008.

During the three months ended June 30, 2008, the Company substantially completed the process of implementing an ERP system using SAP applications, which involved migrating the Company’s legacy financial, supply chain and human resource systems and users worldwide to a common SAP platform. In January 2007, the Company implemented the ERP system in its European operations and subsequently, in April 2008, implemented the new system in its remaining worldwide operations, including in the United States and certain other countries. The implementation of this phase of the project has involved changes to certain internal controls over financial reporting, which the Company believes were material. There were no other changes that occurred during the three months ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

See Note 9, “Contingences” to the Condensed Consolidated Financial Statements for a discussion which is limited to certain recent developments concerning our legal proceedings. This discussion should be read in conjunction with Note 10, “Contingencies” to our Consolidated Financial Statements in Part IV of our Annual Report on Form 10-K for the year ended December 31, 2007.

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

We and certain of our licensees and partners conduct research, preclinical testing and clinical trials for our product candidates and marketed products for both their existing indications as well as for new and/or expanded indications. In addition, we manufacture and contract manufacture, and certain of our licensees and partners manufacture our products and product candidates, price, sell, distribute and market or co-market our products for their approved indications. These activities are subject to extensive regulation by numerous state and federal governmental authorities in the United States, such as the FDA and CMS, as well as in foreign countries, such as the EMEA in European countries and similar regulatory bodies in Canada and Australia. Currently, we are required in the United States and in foreign countries to obtain approval from those countries’ regulatory authorities before we can manufacture (or have our third-party manufacturers produce), market and sell our products in those countries. The FDA and other U.S. and foreign regulatory agencies have substantial authority to fail to approve commencement of, suspend or terminate clinical trials, require additional testing, delay or withhold registration and marketing approval, mandate product withdrawals and require changes in labeling (including eliminating certain therapeutic indications) of our products. On September 27, 2007, President Bush signed into law the FDAAA, significantly adding to the FDA’s authority including allowing the FDA to (i) require sponsors of marketed products to conduct post-approval clinical studies to assess a known serious risk, signals of serious risk or to identify an unexpected serious risk; (ii) mandate labeling changes to products, at any point in a product’s lifecycle, based on new safety information and (iii) require sponsors to implement a REMS for a product which could include a medication guide, patient package insert, a communication plan to healthcare providers, or other elements as the FDA deems are necessary to assure safe use of the drug, which could include imposing certain restrictions on distribution or use of a product. Failure to comply with the new requirements, if imposed on a sponsor by the FDA under the FDAAA, could result in significant civil monetary penalties. Further, regulatory agencies could change existing, or promulgate new, regulations at any time which may affect our ability to obtain or maintain approval of our existing or future products or require significant additional costs to obtain or maintain such approvals.

In our experience, obtaining regulatory approval has been and continues to be increasingly difficult and costly and takes many years, and, after it is obtained, remains costly to maintain. With the occurrence of a number of high profile safety events with certain pharmaceutical products, regulatory authorities, and, in particular, the FDA, members of Congress, the U.S. Government Accountability Office (“GAO”), Congressional committees, private health/science foundations and organizations, medical professionals, including physicians and investigators, and the general public are increasingly concerned about potential or perceived safety issues associated with pharmaceutical and biological products, whether under study for initial approval or already marketed. For example, we have received letters from both the House Subcommittee on Oversight and Investigation, Committee on Energy and Commerce and the United States Senate Committee on Finance with inquiries with respect to our ESA studies, promotions of our ESAs and other products, rebates and contracting strategies and our pharmacovigilance program, to which we have fully cooperated by submitting our responses and meeting with Congressional staff. To the extent that there is resulting legislation or changes in CMS or FDA policy or regulatory activity as a result of Congressional concerns, such changes could have a material or adverse effect on the use of our ESA products.

As a result of this increasing concern, potential or perceived safety signals and safety concerns, from clinical trials, use by the market or other sources, are receiving greater scrutiny, which may lead to fewer treatments being approved by the FDA or other regulatory bodies, revised labeling of an approved product or a class of products for safety reasons, potentially including a boxed warning or additional limitations on the use of approved products in specific therapeutic areas (possibly until additional clinical trials can be designed and completed), mandated PMCs, pharmacovigilance programs for approved products or requirement of risk management activities (including a REMS) related to the promotion and sale of a product. In addition, significant concerns about the safety and effectiveness of our products could ultimately lead to the revocation of marketing approval by therapeutic area, or in total, which would have a material adverse effect on the use, sales and reimbursement of the affected products and on our business and results of operations. (See “— Our sales depend on payment and reimbursement from third-party payers, and, to the extent that reimbursement for our products is reduced, this could negatively impact the utilization of our products.”)

Certain specific labeling or label changes of approved products or product candidates may be necessary or required for a number of reasons, including: the identification of actual or theoretical safety or efficacy concerns by regulatory agencies, the discovery of significant problems or safety signals or trends with a similar product that implicates an entire class of products, subsequent concerns about the sufficiency of the data or studies underlying the label or changes to the underlying safety/efficacy analysis related to results from clinical trials performed by us or others. In addition, before or after any of our products are approved for commercial use, regulatory bodies could decide that the product labels need to include certain warning language as part of an evolving label change to a particular class of products. For example, in March and November 2007, in March and August 2008, the labels of the class of ESA products, including Aranesp® and EPOGEN®, were updated to include revised boxed warnings, restrictions on the use of ESAs in specific therapeutic areas and other safety-related product labeling changes. (See “— Recent labeling changes or risk management activities required by regulatory authorities may adversely impact the use, sales and reimbursement of our ESAs.”) On March 17, 2008, we and Wyeth announced updates to the FDA approved labeling for ENBREL in which the U.S. PI now contains a boxed warning relating to the risk of infections, including tuberculosis. This information now in the boxed warning includes additional language regarding screening and monitoring patients for tuberculosis, including patients who tested negative for latent tuberculosis infection. Additionally, on June 18, 2008, we participated in a meeting of the DODAC to review data supporting the supplemental BLA submitted by us for the use of ENBREL in treating pediatric patients with chronic moderate to severe plaque psoriasis, who are inadequately controlled with topical therapy or who have received systemic therapy or phototherapy and the DODAC recommended, with an 8-5 vote, to approve ENBREL in the treatment of chronic moderate to severe plaque psoriasis in children. On July 24, 2008, we received notification from the FDA through a Complete Response letter that the FDA would like additional information to support the use of ENBREL in pediatric patients with chronic moderate to severe plaque psoriasis. We continue to work with the FDA to provide them with information to address additional questions related to the supplemental BLA and plans for risk management activities. Although we cannot speculate on the timing of the FDA’s response on the supplemental BLA, further revisions to the ENBREL label or other actions by the FDA, including additional advisory committee meetings, could have a negative impact on the use and sales of ENBREL. A revision of product labeling or the regulatory actions described above could be required even if there is no clearly established connection between the product and the safety or efficacy concerns that have been raised or if the product is not indicated for a particular use. For example in October 2007, we announced that we and the FDA adopted changes to the U.S. labeling for Vectibix® based on the results of the Panitumumab Advanced Colorectal Cancer Evaluation (“PACCE”) trial highlighting to clinicians the greater risk seen when Vectibix® is combined with Avastin® and the specific chemotherapy used in the PACCE trial to treat patients with first-line metastatic colorectal cancer (“mCRC”). Vectibix® is not indicated for the first-line treatment of mCRC and the new safety information applies to an unapproved use of Vectibix®.

In addition, if we or others identify safety concerns before approval of the product or after a product is on the market, the regulatory agencies such as the FDA or EMEA may impose risk management activities upon us at substantial costs and/or may require additional or more extensive clinical trials as part of a pharmacovigilance program of our product, or for approval of a new indication, any of which could have a negative affect on our ability to launch the product candidate and could have a material adverse effect on sales of the affected products and on our business and results of operations. For example, the FDA required us to submit a REMS as part of the BLA for NplateTM which extended its PDUFA date from April 23 to July 23, 2008. On July 23, 2008, we announced that we continue to work with the FDA to assist in the completion of the review process for NplateTM. Regulatory agencies such as the FDA could also require us to engage in risk management activities, including a REMS, which could modify or restrict our existing promotional activities, restrict or encumber the ability of healthcare providers to prescribe, dispense or use our products or limit patient access to our products. In addition to our ESA products, we have ongoing PMC studies for substantially all of our marketed products other than Sensipar®. These clinical trials must be conducted by us to maintain regulatory approval and marketing authorization. For example, we have agreed with the FDA to a robust pharmacovigilance program to continue to study the safety surrounding the use of ESAs in certain cancer indications. (See “— Recent labeling changes or risk management activities required by regulatory authorities may adversely impact the use, sales and reimbursement of our ESAs.”) Additionally, the approvals of Vectibix® in both the United States and EU were conditioned on us conducting additional clinical trials of the use of Vectibix® as a therapy in treating mCRC. If results from mandated clinical trials as part of a PMC or pharmacovigilance program are negative or any risk management activities resulted in decreased use of our products, it could have a material adverse effect on sales of the affected products and on our business and results of operations.

Substantially all of our marketed products are currently approved in the United States and most are approved in Europe and in other foreign countries for specific uses. However, later discovery of unknown problems with our products could result in the regulatory activities described above or even the potential withdrawal of the product in certain therapeutic areas or certain product presentations, or completely, from the market. If new medical data suggests an unacceptable safety risk or previously unidentified side-effects, we may voluntarily withdraw, or regulatory authorities may mandate we withdraw such product in certain therapeutic areas, or completely recall a product presentation from the market for some period or permanently. For example in 2006, we initiated a voluntary recall of the Neulasta® SureClick™ pre-filled pen in Europe because of the potential risk to patients of receiving an incomplete dose and we conducted a voluntary wholesaler recall of a limited number of lots of ENBREL as a result of a small number of reports of missing, detached or loose rubber caps on the needleless syringe filled with diluent liquid by a third-party contract manufacturer and packaged with the vials of ENBREL. In addition, in August 2008 our licensee, Ortho Biotech, announced a voluntary recall of one manufacturing lot of PROCRIT® (Epoetin alfa) that was manufactured in our manufacturing facilities after having identified cracks in the necks of a small number of vials upon post-manufacturing inspection. Although there have been no observable adverse event trends associated with the Neulasta® SureClick™ pre-filled pen, with the reports of missing, detached or loose rubber caps on the needleless syringe packaged with the ENBREL vials or with the cracks in the neck of vials of Epoetin alfa, we may experience the same or other problems in the future resulting in broader product recalls or adverse event trends. Additionally, if other parties (including our licensees, such as J&J and Wyeth, or independent investigators) report or fail to effectively report to regulatory agencies side effects or other safety concerns that occur from their use of our products in clinical trials or studies or from marketed use, regulatory approval may be withdrawn for a product for the therapeutic area in question, or completely, or other risk management activities may be required by regulators.

If regulatory authorities determine that we or our licensees or partners conducting R&D activities on our behalf have not complied with regulations in the R&D of a product candidate, new indication for an existing product or information to support a current indication, then they may not approve the product candidate or new indication or maintain approval of the current indication in its current form or at all, and we will not be able to market and sell it. If we were unable to market and sell our products or product candidates, our business and results of operations would be materially and adversely affected. Additionally, safety signals or adverse events or results from clinical trials or studies performed by us or by others (including our licensees or independent investigators) from the marketed use of our drugs that resulted in revised safety-related labeling or restrictions on the use of our approved products could negatively impact healthcare provider prescribing behavior, use of our products, regulatory or private health organization medical guidelines and reimbursement for our products all of which would have a material adverse effect on our business and results of operations. (See “— Our sales depend on payment and reimbursement from third-party payers, and, to the extent that reimbursement for our products is reduced, this could negatively impact the utilization of our products.” and “— Guidelines and recommendations published by various organizations can reduce the use of our products.”)

Recent labeling changes or risk management activities required by regulatory authorities may adversely impact the use, sales and reimbursement of our ESAs.

On March 9, 2007, based upon data from our AoC 103 Study, J&J’s Correction of Hemoglobin and Outcomes in Renal Insufficiency (“CHOIR”) study, and preliminary data from the third-party investigator Danish Head and Neck Cancer (“DAHANCA”) 10 Study, among others, the FDA approved updated safety information, including a boxed warning, in the labeling for the class of ESAs, including Aranesp® and EPOGEN®. On May 10, 2007, the ODAC held a panel meeting to discuss the safety/efficacy profile of ESA use in oncology. Responding to questions posed by the FDA, the ODAC recommended that more restrictions be added to ESA labeling and that additional clinical trials be conducted by companies with currently approved ESAs, including us, although no specific restrictions or studies were recommended at the ODAC meeting. The committee is advisory and FDA officials are not bound to or limited by its recommendations although, the FDA has commonly followed the recommendations of its advisory panels. The FDA also held a joint meeting of the CRDAC and the DSaRMAC on September 11, 2007, which evaluated the safety data on ESA use in renal disease. On November 8, 2007, in recognition of the input from the May 2007 ODAC and September 2007 joint CRDAC/DSaRMAC meetings, we announced additional updates to the Aranesp® and EPOGEN®/PROCRIT® labeling which reflected ongoing interactions with the FDA regarding the safety and benefit/risk profile of ESAs and included modifications to the boxed warnings of the ESA labeling. Additionally, based on safety data from the PREPARE interim study results in neo-adjuvant breast cancer and the data from the GOG-191 study in cervical cancer, on March 7, 2008, we announced that the FDA approved updated safety information, including the boxed warning in the labeling information for the class of ESAs, including Aranesp® and EPOGEN®. On March 13, 2008, the FDA held a follow-up ODAC panel meeting to discuss cumulative data, including recent study results, on the risks of ESAs when used in the oncology setting.

On July 30, 2008, we received a complete response letter from the FDA to the revisions to the ESA labeling we proposed following the March 13, 2008 ODAC. The letter included, among other things, (i) the addition to the boxed warning of a statement that ESAs are not indicated for patients receiving myelosuppressive therapy when the anticipated outcome of such therapy is cure, (ii) the addition of a statement in the DOSAGE and ADMINISTRATION section of the label that ESA therapy should not be initiated at Hb levels ≥ 10 g/dL and that dose should be adjusted to maintain the lowest Hb level sufficient to avoid red blood cell transfusions and (iii) the removal of reference to the upper safety limit of 12 g/dL. We finalized the ESA labeling on August 6, 2008, as the FDA directed. Although we cannot predict what impact the final ESA labels would have on our business, the final ESA labeling could have a material adverse impact on the reimbursement, use and sales of our ESA products, which would have a material adverse effect on our business and results of operations.

Additionally, we continue to work closely with the FDA to develop a REMS program for Aranesp® in oncology and medication guides for Aranesp® and EPOGEN® under authority prescribed by the FDAAA. We are in the process of preparing the submissions responsive to the FDA’s requests and although we cannot predict what risk management activities the FDA may require of us. A REMS program for Aranesp® could have a material adverse impact on the reimbursement, use and sales of our ESA products, which would have a material adverse effect on our business and results of operations. (See “— Our current products and products in development cannot be sold if we do not gain or maintain regulatory approval of our products and we may be required to perform additional clinical trials or change the labeling of our products or conduct other potentially limiting or costly risk management activities if we or others identify side effects or safety concerns after our products are on the market” and “— Our sales depend on payment and reimbursement from third-party payers, and, to the extent that reimbursement for our products is reduced, this could negatively impact the utilization of our products.”) We also continue to work with the FDA to finalize protocols for clinical trials to determine the effects of Aranesp® on survival and tumor outcomes. The addition of these clinical trials to our pharmacovigilance program and any additional clinical trials required by the FDA could result in substantial additional expense, and their outcomes could result in additional label restrictions or the loss of regulatory approval for an approved indication, each of which may have a material adverse effect on our business and results of operations. Additionally, any negative results from such trials could materially affect the extent of approvals, the use, reimbursement and sales of our ESA products. (See “— Before we commercialize and sell any of our product candidates or existing products for new indications, we must conduct clinical trials in humans; if we fail to adequately manage these trials we may not be able to sell future products and our sales could be adversely affected.”)

Further on March 5, 2008, we announced that the European Commission reached its decision to amend the product labeling for the class of ESAs, including Aranesp®, based on the positive opinion from the CHMP in January 2008, which was consistent with the EMEA’s October 23, 2007 press release stipulating a uniform target Hb range for all ESAs of 10 g/dL to 12 g/dL with guidance to avoid sustained Hb levels above 12 g/dL. Following the March 13, 2008 ODAC, we have continued to share additional ESA safety data with the EMEA as it has become available. On May 15, 2008, we and other ESA marketing authorization holders participated in a closed meeting of the SAG-O. The marketing authorization holders were asked to provide an overview on studies that have been initiated or conducted since July 2007, as well as any other new data that can help to elucidate recent issues on the impact of ESAs on tumor progression and survival in cancer patients. These data included previously disclosed interim results from the PREPARE study in neo-adjuvant breast cancer therapy; follow-up data from the GOG-191 study in cervical cancer, which were published in the February 2008 issue of Gynecologic Oncology; and the February 2008 meta-analysis by Bennett et al, which was published in the Journal of the American Medical Association. SAGs are established by the EMEA to deliver answers, on a consultative basis, to specific questions addressed to them by the CHMP. The CHMP, while taking into account the position expressed by the SAG, remains responsible for its final opinion and the CHMP concluded, at its June 2008 meeting, that the benefits of ESAs continue to outweigh their risks in the approved indications, however, in cancer patients with a reasonably long life expectancy, the benefit of ESAs does not outweigh the risk of tumor progression and shorter overall survival and that these patients’ anemia should be corrected with blood transfusions. On June 26, 2008, the EMEA recommended, based upon the CHMP’s opinion, updating the product information for ESAs with a new warning for their use in cancer patients. We expect a final decision from the EMEA on the ESA labels later in 2008. Should the EMEA add additional safety information to the labeling to the class of ESAs based upon the CHMP opinion, the reimbursement, use and sales of Aranesp® in Europe could be materially adversely affected.

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

Patients may also suffer adverse medical events or side effects in the course of our, our licensees, partners or independent investigator’s clinical trials of our products or product candidates that may delay the clinical program, require additional or longer trials to gain approval, prohibit regulatory approval of our product candidates or additional indications for our currently approved products, or may render the product candidate commercially unfeasible or limit our ability to market existing products in certain therapeutic areas or at all. For example, as a result of observing an increased frequency of cholecystitis, inflammation of the gall bladder, in patients treated with our late-stage product candidate motesanib diphosphate, we delayed our phase 3 trial in first-line non-small cell lung cancer, which was previously expected to begin in the fourth quarter of 2006, until the second half of 2007. Clinical trials must be designed based on the current standard of medical care. However in certain diseases, such as cancer, the standard of care is evolving rapidly. In these diseases, the duration of time needed to complete certain clinical trials may result in the design of such clinical trials being based on an out of date standard of medical care, limiting the utility and application of such trials. Of course, even if we successfully manage our clinical trials, we may not obtain favorable clinical trial results and may not be able to obtain regulatory approval for new product candidates, product label extensions or maintenance of our current labels on this basis. Further, clinical trials conducted by others, including our licensees, partners or independent investigators, may result in unfavorable clinical trials results that may call into question the safety of our products in off-label or on label uses that may result in label restrictions and/or additional trials.

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

Sales of all of our principal products are dependent, in part, on the availability and extent of reimbursement from third-party payers, including governments and private insurance plans. Generally, in Europe and other countries outside the United States, the government sponsored healthcare system is the primary payer of healthcare costs of patients. Governments may regulate access to, prices or reimbursement levels of our products to control costs or to affect levels of use of our products. Worldwide use of our products may be affected by these cost containment pressures and cost shifting from governments and private insurers to healthcare providers or patients in response to ongoing initiatives to reduce or reallocate healthcare expenditures. Further, adverse events or results from clinical trials or studies performed by us or by others or from the marketed use of our drugs may expand the safety information in the labeling for our approved products and may negatively impact worldwide reimbursement for our products. On July 30, 2007, CMS issued its Decision Memorandum and on January 14, 2008, issued changes to its Medicare National Coverage Determinations Manual, effective for claims with dates of service on or after July 30, 2007, with an implementation date of April 7, 2008. A discussion of the Decision Memorandum follows below. (See also “— Our current products and products in development cannot be sold if we do not gain or maintain regulatory approval of our products and we may be required to perform additional clinical trials or change the labeling of our products or conduct other potentially limiting or costly risk management activities if we or others identify side effects or safety concerns after our products are on the market.” and “— Guidelines and recommendations published by various organizations can reduce the use of our products.”)

Most patients receiving Aranesp®, Neulasta® and NEUPOGEN® for approved indications are covered by government and/or private payer healthcare programs. Medicare and Medicaid government healthcare programs’ payment policies for drugs and biologicals are subject to various laws and regulations. Beginning in January 1, 2005 under the MMA, in the physician clinic setting and January 1, 2006, in the hospital outpatient and dialysis settings, Aranesp®, Neulasta® and NEUPOGEN® have been reimbursed under a Medicare Part B payment methodology that reimburses each product at 106% of its ASP (sometimes referred to as “ASP+6%”). Effective January 1, 2008, Medicare payment in the hospital outpatient setting reimburses each product at 105% of its ASP and CMS has the regulatory authority to further reduce the outpatient hospital payment formula in future years. For example, in CMS’ Outpatient Prospective Payment System Proposed Rule for 2009, released on July 3, 2008, the agency proposed a payment rate of ASP+4% for 2009. ASP is calculated by the manufacturer based on a statutorily defined formula and submitted to CMS. A product’s ASP is calculated and reported to CMS on a quarterly basis and therefore may change each quarter. The ASP in effect for a given quarter (the “Current Period”) is based upon certain historical sales and sales incentive data covering a statutorily defined period of time preceding the Current Period. For example, the ASP based payment rate for Aranesp® that will be in effect for the third quarter of 2008 will be based in part on certain historical sales and sales incentive data for Aranesp® from April 1, 2007 through March 31, 2008. CMS publishes the ASPs for products in advance of the quarter in which they go into effect.

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

Since April 1, 2006, the Medicare reimbursement for ESAs administered to dialysis patients has been subject to a revised EMP, the Medicare payment review mechanism used by CMS to monitor EPOGEN® and Aranesp® utilization and appropriate hematocrit outcomes of dialysis patients. The EMP was revised, effective

January 1, 2008, requiring a 50% reduction in Medicare reimbursement if a patient’s Hb is above 13 g/dL for three or more consecutive months. In addition, the revised EMP reduces the monthly dosing limits to 400,000 IUs of EPOGEN®, from 500,000 IUs, and to 1,200 mcgs of Aranesp®, from 1,500 mcgs. The implementation of the revised EMP and ESA labeling changes have led to a decline in EPOGEN® sales for the first quarter of 2008 compared to the first quarter of 2007 primarily due to a decline in both overall utilization and as well as average dosing per patient. However, this dose decline subsequently moderated in the three months ended June 30, 2008 and may further fluctuate for the remainder of 2008. Further fluctuations in dosing of EPOGEN® through the remainder of the year as a result of the revised EMP are possible and could have a material adverse effect on the sales of EPOGEN® and our business and results of operations.

Changes resulting from the MMA, which beginning in 2005 lowered reimbursement for our products, could negatively affect product sales of some of our marketed products. However, we believe that our product sales for 2005, 2006 and 2007 were not significantly impacted by the reimbursement changes resulting from the MMA. However, additional provisions of the MMA and other regulations or legislation affecting reimbursement that have gone or may go into effect could affect our product sales in the future. For example, on July 15, 2008, the Medicare Improvements for Patients and Providers Act of 2008 became law with a number of Medicare and Medicaid reforms including a broader payment bundle for dialysis services and drugs which will require CMS, beginning in 2011, to establish a bundled Medicare payment rate that includes dialysis services and drug/labs that are currently separately billed. The new bundled rate will include dialysis services covered under the current composite rate, all ESAs and other intravenous injectable drugs and oral equivalent forms used in dialysis. The bundled reimbursement rate will be phased in over a four-year period in equal increments starting in 2011. It is possible that providers could elect to move to a full Medicare bundled payment in 2011. CMS will also be required to establish a quality incentive program that begins concurrently with bundling in 2011 which subjects facilities to up to a 2% annual reduction in Medicare reimbursement for failure to meet or exceed CMS quality performance standards, which include anemia management and dialysis adequacy. Bundling initiatives that have been implemented in other healthcare settings have occasionally resulted in lower utilization of services that had not previously been a part of the bundled payment. We are in the process of evaluating the new Medicare legislation on our business and cannot predict the full impact a bundled payments system would have on sales of EPOGEN® or Aranesp® used in the treatment of persons receiving outpatient dialysis services.

In addition, in response to CMS considering and rejecting changes to the ASP calculation methodology for accounting for discounts in multi-product contracts in the 2007 Medicare Physician Fee Schedule Final Rule, MedPAC released its second Congressionally-mandated report on December 29, 2006 on the impact of changes in Medicare payments for Part B Drugs specifically recommending that the Secretary of the Department of Health and Human Services clarify ASP reporting requirements “to ensure that ASP calculations allocate discounts to reflect the transaction price for each drug.” Under the ASP system, we allocate our discounts based on the prices paid for individual drugs, according to the terms of its contracts with physicians and other purchasers, and we believe that the resulting ASPs reflect the transaction prices for individual drugs. Referencing a MedPAC December 2006 report, CMS proposed in the Medicare Physician Fee Schedule Proposed Rule for 2008 revising the methodology for calculating ASP to require the reallocation of price concessions of drugs sold under “bundled arrangements,” described by CMS in part as an arrangement regardless of physical packaging under which the rebate, discount or other price concession is conditioned upon the purchase of the same drug or biological or other drugs or biologicals or some other performance requirement. In the Medicare Physician Fee Schedule Final Rule for 2008, CMS stated that it was not finalizing the proposed regulatory change at this time, based on comments recommending a delay and raising concerns about the proposal. The agency also clarified that in the absence of specific guidance, manufacturers may continue to make “reasonable assumptions” in the calculation of ASP, consistent with the general requirements and the intent of the Medicare statute and regulations and their customary business practices. The agency stated that it will continue to monitor this issue and may provide more specific guidance in the future and in the Medicare Physician Fee Schedule Proposed Rule for 2009 released on June 30, 2008, the agency did not address the topic of bundled price concessions.

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

In addition, the FDA held a joint meeting of the CRDAC and the DSaRMAC on September 11, 2007, which evaluated the safety data on ESA use in renal disease. On July 31, 2008, CMS issued a listing of potential topics for future NCDs as a step to increase transparency in the NCD process and which included as potential topics the use of ESAs in ESRD and CKD. However, any final NCD for ESAs in the renal setting, which may include non-coverage and/or new dosing and treatment restrictions similar to those proposed in Decision Memorandum for treatment of anemia in oncology with ESAs, would negatively affect use, reduce reimbursement and coverage, negatively affect product sales of our ESA products and may have a material adverse effect on our business and results of operations.

Further, the DRA included provisions, which are phased in over time, regarding state collection and submission of data for the purpose of collecting Medicaid drug rebates from manufacturers for physician-administered drugs. We expect that state compliance with elements of these provisions that became effective on January 1, 2006, will increase the level of Medicaid rebates paid by us. We continue to evaluate the impact of the DRA and cannot predict what impact the DRA will have on our business.

If, and when, reimbursement rates or availability for our marketed products changes adversely or if we fail to obtain adequate reimbursement for our current or future products, healthcare providers may limit how much or under what circumstances they will prescribe or administer them, which could reduce the use of our products or cause us to reduce the price of our products. This could result in lower product sales, which could have a material adverse effect on us and our results of operations. For example, the use of EPOGEN® in the United States in connection with treatment for ESRD is funded primarily by the U.S. federal government. In early 1997, CMS, formerly known as Healthcare Financing Administration (“HCFA”), instituted a reimbursement change for EPOGEN®, which materially and adversely affected our EPOGEN® sales until the policies were revised. In addition, following the update to the ESA labeling and associated revisions in compendia, nearly all Medicare contractors dropped reimbursement for Aranesp® for anemia of cancer. (See “— Guidelines and recommendations published by various organizations can reduce the use of our products.”) Also, we believe the increasing emphasis on cost-containment initiatives in the United States, Europe and other countries has and will continue to put pressure on the price and usage of our products, which may adversely impact product sales. Further, when a new therapeutic product is approved, the governmental and/or private coverage and reimbursement for that product is uncertain and a failure to demonstrate clear clinical and/or comparative value associated with the use of a new therapeutic product as compared to existing therapeutic products or practices may result in inadequate or no reimbursement. We cannot predict the availability or amount of reimbursement for our approved products or product candidates, including those at a late stage of development, and current reimbursement policies for marketed products may change at any time. Sales of all our products are and will be affected by government and private payer reimbursement policies. Reduction in reimbursement for our products could have a material adverse effect on our product sales and results of operations.

If our intellectual property positions are challenged, invalidated, circumvented or expire, or if we fail to prevail in present and future intellectual property litigation, our business could be adversely affected.

The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and often involve complex legal, scientific and factual questions. To date, there has emerged no consistent policy regarding breadth of claims allowed in such companies’ patents. Third parties may challenge, invalidate or circumvent our patents and patent applications relating to our products, product candidates and technologies. In addition, our patent positions might not protect us against competitors with similar products or technologies because competing products or technologies may not infringe our patents. For certain of our product candidates, there are third parties who have patents or pending patent applications that they may claim prevent us from commercializing these product candidates in certain territories. Patent disputes are frequent, costly and can preclude or delay commercialization of products. We are currently, and in the future may be, involved in patent litigation. However, a patent dispute or litigation may not discourage a potential violator from bringing the product that is alleged to infringe to market and we may be subject to competition during certain periods of litigation. For example, with the October 23, 2007, jury verdict in the U.S. Federal District Court in Boston and the Court’s rulings on various pre-trial and post-trial motions, F. Hoffmann-La Roche Ltd., Roche Diagnostics GmbH, and Hoffmann-La Roche, Inc. (collectively, “Roche”) was found to infringe a total of ten claims from four of Amgen’s EPO patents. Roche filed a BLA with the FDA for their peg-EPO product and on November 14, 2007 the FDA approved MIRCERA® for the treatment of anemia associated with CRF including patients on dialysis and patients not on dialysis. We are now requesting the Court make permanent the preliminary injunction currently in place that prohibits Roche from commercializing its peg-EPO product in the United States in violation of our affirmed patent rights. On April 9, 2008, Roche appealed the preliminary injunction. This lawsuit is described in Note 10, “Contingencies — Roche Matters” to the Consolidated Financial Statements in our 2007 Form 10-K and are updated as required in subsequently filed Form 10-Qs. (See “— Our marketed products face substantial competition and other companies may discover, develop, acquire or commercialize products before or more successfully than we do.”) Further, under the Hatch-Waxman Act, products approved by the FDA under a new drug application (“NDA”) may be the subject of patent litigation with generic competitors before the five year period of data exclusivity provided for under the Hatch-Waxman Act has expired and prior to the expiration of the patent term of product. For example, on July 25, 2008, we, NPS Pharmaceuticals and Brigham and Women’s Hospital, filed a lawsuit against Teva and Barr for infringement of four Sensipar® patents. The lawsuit is based on ANDA filed by Teva and Barr which seek approval to market generic versions of Sensipar® before expiration of the patents. This lawsuit is described in Note 9, “Contingencies” to the Condensed Consolidated Financial Statements. If we lose or settle current or future litigations at certain stages or entirely, we could be subject to competition and/or significant liabilities; required to enter into third-party licenses for the infringed product or technology or required to cease using the technology or product in dispute. In addition, we cannot guarantee that such licenses will be available on terms acceptable to us, or at all.

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

As a result of recent developments and, in particular the regulatory and reimbursement changes to our marketed ESA products, on August 15, 2007, we announced a plan to restructure our worldwide operations in order to improve our cost structure while continuing to make significant R&D investments and build the framework for our future growth. As part of the restructuring plan, we reduced staff, made changes to certain capital projects and closed certain production operations. As a result of our restructuring plan, we have reduced costs in 2008. Our ability to maintain these savings is dependent upon various future developments, some of which are beyond our control. If we are unable to maintain all of the resulting savings or benefits to our business or other unforeseen events occur, our business and results of operations may be adversely affected. Further, if we were to experience additional changes to our business or redesign certain processes to achieve increased efficiencies, we may face further restructuring and/or reorganization activities in the future.

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

Government agencies promulgate regulations and guidelines directly applicable to us and to our products. However, professional societies, practice management groups, insurance carriers, physicians, private health/science foundations and organizations involved in various diseases from time to time may also publish guidelines or recommendations to healthcare providers, administrators and payers, and patient communities. Recommendations of government agencies or these other groups/organizations may relate to such matters as usage, dosage, route of administration and use of related therapies and reimbursement of our products by government and private payers. (See “— Our sales depend on payment and reimbursement from third-party payers, and, to the extent that reimbursement for our products is reduced, this could negatively impact the utilization of our products.”) Organizations like these have in the past made recommendations about our products. Recommendations or guidelines that are followed by patients and healthcare providers could result in decreased use and/or dosage of our products. Some examples of agency and organizational guidelines include:

•

On August 30, 2007, the National Kidney Foundation (the “NKF”) distributed to the nephrology community final updated Kidney Disease Outcomes Quality Initiative (“KDOQI”) clinical practice guidelines and clinical practice recommendations for anemia in CKD. The NKF’s Anemia Work Group conducted an extensive review of results from 26 new and existing randomized controlled trials, comparing the risks and benefits of a range of Hb therapeutic targets in CKD patients. Based on this review, the NKF-KDOQI™ Anemia Work Group recommended in their 2007 Update to the

NKF-KDOQI™ Anemia Management Guidelines that physicians target Hb in the range of 11 g/dL to 12 g/dL, and also stipulated that the target not be above 13 g/dL.

•

On February 2, 2007, following the reported results from our AoC 103 Study, the USP DI Drug Reference Guides removed Aranesp® in the treatment of AoC. Thereafter, Aranesp® use in AoC essentially ceased.

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

Further, several of our product candidates have failed or been discontinued at various stages in the product development process, including, but not limited to, Brain Derived Neurotrophic Factor (“BDNF”), Megakaryocyte Growth and Development Factor (“MGDF”) and Glial Cell Lined-Derived Neurotrophic Factor (“GDNF”). For example, in 1997, we announced the failure of BDNF for the treatment of amyotrophic lateral sclerosis, or Lou Gehrig’s Disease, because the product candidate, when administered by injection, did not produce acceptable clinical results for a specific use after a phase 3 trial, even though BDNF had progressed successfully through preclinical and earlier clinical trials. In addition, in 1998, we discontinued development of MGDF, a novel platelet growth factor, at the phase 3 trial stage after several people in platelet donation trials developed low platelet counts and neutralizing antibodies. Also, in June 2004, we announced that the phase 2 study of GDNF for the treatment of advanced Parkinson’s disease did not meet the primary study endpoint upon completion of nine months of the double-blind treatment phase of the study even though a small phase 1 pilot investigator-initiated open-label study over a three year period appeared to result in improvements for advanced Parkinson’s disease patients. Subsequently, in the fall of 2004 we discontinued clinical development of GDNF in patients with advanced Parkinson’s disease after several patients in the phase 2 study developed neutralizing antibodies and new preclinical data showed that GDNF caused irreversible damage to the area of the brain critical to movement control and coordination. On February 11, 2005, we confirmed our previous decision to halt clinical trials and, as a part of that decision and based on thorough scientific review, we also concluded that we will not provide GDNF to the 48 patients who participated in clinical trials that were terminated in the fall of 2004. Of course, there may be other factors that prevent us from marketing a product. We cannot guarantee we will be able to produce or manufacture commercially successful products. (See “— Difficulties, disruptions or delays in manufacturing or failure to comply with manufacturing regulations may limit supply of our products and limit our product sales.”; “— Our current products and products in development cannot be sold if we do not gain or maintain regulatory approval of our products and we may be required to perform additional clinical trials or change the labeling of our products or conduct other potentially limiting or costly risk management activities if we or others identify side effects or safety concerns after our products are on the market.” and “— Before we commercialize and sell any of our product candidates or existing products for new indications, we must conduct clinical trials in humans; if we fail to adequately manage these trials we may not be able to sell future products and our sales could be adversely affected.”)

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

We have received subpoenas from a number of government entities, including the U.S. Attorney’s Offices for the Eastern District of New York and the Western District of Washington, as well as the Attorneys General of New York and New Jersey. The federal subpoenas have been issued pursuant to the Health Insurance Portability and Accountability Act of 1996 (18 U.S.C. 3486), while the Attorneys General subpoenas have been issued pursuant to state specific statutes relating to consumer fraud laws and state false claims acts. In general, the subpoenas request documents relating to the sales and marketing of our products, and our collection and dissemination of information reflecting clinical research as to the safety and efficacy of our ESAs. To the extent it is alleged in a proceeding that we are in violation of the various federal and state laws that govern the sales and marketing of its products, then a decision adverse to our interests could result in federal criminal liability or federal or state civil or administrative liability, and thus could result in substantial financial damages or criminal penalties that could have a material adverse effect on our results of operations, financial position or cash flows in the period in which such liabilities are incurred.

We may be required to defend lawsuits or pay damages for product liability claims.

Product liability is a major risk in testing and marketing biotechnology and pharmaceutical products. We may face substantial product liability exposure in human clinical trials and for products that we sell after regulatory approval. Product liability claims, regardless of their merits, could be costly and divert management’s attention, and adversely affect our reputation and the demand for our products. Amgen and Immunex have previously been named as defendants in product liability actions for certain of our products.

Our revenues may fluctuate and our operating results are subject to fluctuations and these fluctuations could cause financial results to be below expectations and our stock price is volatile, which could adversely affect your investment.

Our revenues and operating results may fluctuate from period to period for a number of reasons, some of which we cannot control. For example, primarily as a result of various regulatory and reimbursement developments involving ESA products that began in 2007, our anemia product sales, in particular sales of Aranesp®, for 2007 were materially adversely impacted. Even a relatively small revenue shortfall may cause financial results for a period to be below our expectations or projections as some of our operating expenses are fixed in the short term and cannot be reduced within a short period of time to offset reductions in revenue. Further, primarily as a result of the various regulatory and reimbursement developments impacting ESA products, on August 15, 2007, we announced a plan to restructure our worldwide operations in order to improve our cost structure. As of June 30, 2008, we have incurred approximately $773 million of the current estimated $775 million to $825 million in charges in connection with this restructuring plan. Our operating results have and may continue to fluctuate and be adversely impacted as a result of these restructuring charges. (See “— We may experience difficulties, delays or unexpected costs and not achieve or maintain anticipated cost savings from our recently announced restructuring plan.”) In addition, in the event that the actual restructuring charges exceed our latest estimate, this may cause our operating results for a period to be below our expectations or projections. As a result of the above or other challenges, including further label revisions to our ESAs, our revenues and operating results and, in turn, our stock price may be subject to significant fluctuations. Changes in credit ratings issued by nationally recognized statistical ratings organizations could adversely affect our cost of financing and have an adverse effect on the market price of our securities. Additionally, our stock price, like that of other biotechnology companies, is volatile. For example, in the fifty-two weeks prior to June 30, 2008, the trading price of our common stock has ranged from a high of $58.17 per share to a low of $39.97 per share.

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

We currently manufacture and market all our principal products, and we plan to manufacture and market many of our product candidates. Manufacturing biologic human therapeutic products is difficult, complex and highly regulated. (See “— Our current products and products in development cannot be sold if we do not gain or maintain regulatory approval of our products and we may be required to perform additional clinical trials or change the labeling of our products or conduct other potentially limiting or costly risk management activities if we or others identify side effects or safety concerns after our products are on the market.”) We currently manufacture our products and product candidates at our manufacturing facilities located in Thousand Oaks and Fremont, California; Boulder and Longmont, Colorado; West Greenwich, Rhode Island; Bothell, Washington and Juncos, Puerto Rico. (See “— We manufacture and formulate, fill and finish substantially all our products at our Puerto Rico manufacturing facility; if significant natural disasters or production failures occur at this facility, we may not be able to supply these products.”) Additionally, we currently use third-party contract manufacturers to produce or assist in the production of ENBREL and Sensipar®/Mimpara® and plan to use contract manufacturers to produce a number of our late-stage product candidates. (See “— We are dependent on third parties for a significant portion of our bulk supply and the formulation, fill and finish of ENBREL.”) Our ability to adequately and timely manufacture and supply our products is dependent on the uninterrupted and efficient operation of our facilities which is impacted by many manufacturing variables including:

•	availability or contamination of raw materials and components used in the manufacturing process, particularly those for which we have no other source or supplier

•	facility capacity of our contract manufacturers

•	facility contamination by microorganisms or viruses

•	labor disputes or shortages, including the effects of an avian or pandemic flu outbreak

•	compliance with regulatory requirements

•	changes in forecasts of future demand

•	timing and actual number of production runs

•	production success rates and bulk drug yields

•	timing and outcome of product quality testing

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

We operate in a highly competitive environment. Our products compete with other products or treatments for diseases for which our products may be indicated. For example, ENBREL competes in certain circumstances with products marketed by J&J, Abbott Laboratories (“Abbott”), Biogen IDEC Inc., Genentech, Inc., Bristol-Myers Squibb Corporation, Novartis AG and Sanofi-Aventis, as well as the generic drug methotrexate, and may face competition from other potential therapies being developed, including J&J’s CNTO 1275 (ustekinumab) and CNTO 148 (golimumab). Additionally, in the first quarter of 2008 Abbott received approval from the FDA to market HUMIRA® as a treatment for adult patients with moderate to severe chronic plaque psoriasis and HUMIRA® now competes with ENBREL in both the rheumatology and dermatology segments. While ENBREL continues to maintain a leading position in both rheumatology and dermatology, it has experienced and continues to experience share loss to competitors. Vectibix®, our oncology therapeutic in the United States and the EU to treat patients with mCRC, competes with Imclone’s Erbitux®. Additionally, Aranesp® competes or will potentially compete in the EU with:

Product	Company	Countries Launched
EPREX®	J&J	EU

Neorecormon®	Roche	EU

Biosimilar Erythropoietin	Sandoz with co-marketers Hexal and Medice	Austria, Germany, UK, Netherlands, Finland, France, Hungary, Ireland, Norway

Biosimilar Erythropoietin	Hospira/Stada	Germany, Austria, Finland, Greece, Ireland, Netherlands, Norway, Slovenia, Sweden, UK

peg-EPO/MIRCERA®	Roche	Across international countries except for France, Italy, Portugal, Australia

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

Our principal European patent relating to erythropoietin expired on December 12, 2004 and our principal European patent relating to G-CSF expired on August 22, 2006. As these patents have expired, some companies have and other companies may receive approval for and market biosimilar or other products to compete with our products in the EU, presenting additional competition to our products. Although we cannot predict with certainty when the first G-CSF biosimilar products could appear on the market in the EU, with the revised July 24, 2008 positive opinion from the CHMP, we expect that the biosimilar G-CSF product of Teva Pharmaceuticals (with co-marketers) TevaGrastim® will be approved in the second half of 2008 and could be available shortly thereafter, and that it would compete with Neulasta® and NEUPOGEN®. We cannot predict to what extent the entry of biosimilar products or other competing products will impact future Aranesp®, Neulasta® or NEUPOGEN® sales in the EU. Our inability to compete effectively could reduce sales which could have a material adverse effect on our results of operations.

In 2006, the EMEA developed and issued final regulatory guidelines related to the development and approval of biosimilar products. The final guidelines included clinical trial guidance for certain biosimilar products including erythropoietins and G-CSFs, which guidance recommends that applicants seeking approval of such biosimilar products conduct fairly extensive pharmacodynamic, toxicological, clinical safety studies and a pharmacovigilance program. In the United States, there currently is no legal approval pathway for the approval of BLAs for biosimilars. A number of events would need to occur before these products could enter the market, including passage of legislation by Congress to create a new approval pathway and, depending on the specific provisions of any such legislation, promulgation of associated regulations or guidance by the FDA. In 2007, several members of Congress expressed interest in the issue, a number of bills were introduced, the House of Representatives and the Senate held hearings on biosimilars, and the Senate Committee on HELP voted on legislation in June 2007. In 2008, additional legislation was introduced in the House of Representatives. To date, however, no final legislation has been considered or passed in either chamber of Congress. Given the continuing interest of Congress in the issue, it is possible but not likely that legislation on biosimilars will be finalized in 2008. It is unknown what type of regulatory framework, what legal provisions, and what timeframes for issuance of regulations or guidance any final legislation would contain. Until such legislation is created, we cannot predict when biosimilars could appear in the United States.

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

As a result of developments in 2007 and, in particular the regulatory and reimbursement changes to our ESA products, on August 15, 2007, we announced a plan to restructure our worldwide operations in order to improve our cost structure while continuing to make significant R&D investments and build the framework for our future growth. We face a number of risks, some of which we cannot completely control. For example:

•	we will need to manage complexities associated with a large and geographically diverse organization

•	we will need to manage and execute large, complex and global clinical trials

•	we will need to significantly expand our sales and marketing resources to launch our late-stage product candidate, denosumab

•	we will need to accurately anticipate demand for the products we manufacture and maintain adequate manufacturing capacity for both commercial and clinical supply

•	we have implemented a new ERP system to support our increasing complex business and business processes and need to ensure that the new system continues to operate without disruptions to our operations

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

The development, manufacturing, distribution, pricing, sales, marketing and reimbursement of our products, together with our general operations, are subject to extensive federal and state regulation in the United States and to extensive regulation in foreign countries. (See “ — Our current products and products in development cannot be sold if we do not gain or maintain regulatory approval of our products and we may be required to perform additional clinical trials or change the labeling of our products or conduct other potentially limiting or costly risk management activities if we or others identify side effects or safety concerns after our products are on the market.” and “ — Difficulties, disruptions or delays in manufacturing or failure to comply with manufacturing regulations may limit supply of our products and limit our product sales.”) While we have developed and instituted a corporate compliance program, we cannot guarantee you that we, our employees, our consultants or our contractors are or will be in compliance with all potentially applicable U.S. federal and state regulations and/or laws or all potentially applicable foreign regulations and/or laws. If we fail to comply with any of these regulations and/or laws, a range of actions could result, including, but not limited to, the termination of clinical trials, the failure to approve a product candidate, restrictions on our products or manufacturing processes, withdrawal of our products from the market, significant fines, exclusion from government healthcare programs or other sanctions or litigation.

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

As of June 30, 2008, we had one outstanding stock repurchase program. The manner of purchases, the amount we spend and the number of shares repurchased will vary based on a variety of factors including the stock price, blackout periods in which we are restricted from repurchasing shares, and our credit rating and may include private block purchases as well as market transactions. Repurchases under our stock repurchase programs reflect, in part, our confidence in the long-term value of our common stock. Additionally, we believe that it is an effective way of returning cash to our stockholders. A summary of our repurchase activity for the three months ended June 30, 2008 is as follows:

	Total number of shares purchased		Average price paid per share		Total number of shares purchased as part of publicly announced programs		Maximum $ value that may yet be purchased under the programs (1)
April 1 - April 30	-		$-		-		$6,439,425,117
May 1 - May 31	32,678,134		47.40	(2)	32,677,323		4,890,389,232	(2)
June 1 - June 30	670		43.92		-		4,890,389,232

	32,678,804	(3)	47.40		32,677,323	(3)

(1)

In December 2006, the Board of Directors authorized us to repurchase up to $5.0 billion of common stock. In July 2007, the Board of Directors authorized us to repurchase up to an additional $5.0 billion of common stock.

(2)	The total cost of shares repurchased during the three months ended June 30, 2008 excludes $19,060,523 paid in July 2008 in connection with the final settlement of an ASR entered into in May 2008.

(3)

The difference between total number of shares purchased and the total number of shares purchased as part of publicly announced programs is due to shares of common stock withheld by us for the payment of taxes upon vesting of certain employees’ restricted stock.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The Company held its Annual Meeting of Stockholders on May 7, 2008.

(b)	Omitted pursuant to Instruction 3 to Item 4 of Form 10-Q.

(c)

The three items voted upon at the meeting were: (i) to elect eleven directors to a one-year term of office expiring at the 2009 Annual Meeting of Stockholders (“Item One”); (ii) to ratify the selection of Ernst & Young LLP as the independent registered public accounting firm for the Company for the year ending December 31, 2008 (“Item Two”); and (iii) the Stockholder Proposals (“Item Three”), which consisted of Stockholder Proposal #1 relating to simple majority vote and Stockholder Proposal #2 relating to animal welfare.

The voting was as follows:

	In Favor	Against	Abstain	Broker Non-Votes
Item One
Dr. David Baltimore	820,710,453	115,326,292	-	-
Mr. Frank J. Biondi, Jr.	901,014,552	35,120,210	-	-
Mr. Jerry D. Choate	878,012,855	58,201,369	-	-
Dr. Vance D. Coffman	917,209,521	19,088,729	-	-
Mr. Frederick W. Gluck	878,419,102	57,661,823	-	-
Mr. Frank C. Herringer	879,559,242	56,661,469	-	-
Dr. Gilbert S. Omenn	914,376,215	21,788,382	-	-
Ms. Judith C. Pelham	914,622,027	21,447,377	-	-
Adm. J. Paul Reason, USN (Retired)	877,966,280	58,304,635	-	-
Mr. Leonard D. Schaeffer	875,719,867	60,382,690	-	-
Mr. Kevin W. Sharer	904,878,836	31,250,717	-	-
Item Two	923,330,927	13,284,630	9,047,370	-
Item Three
Stockholder Proposal #1	612,746,936	154,960,893	10,405,334	167,487,766
Stockholder Proposal #2	37,930,073	602,917,273	137,266,374	167,487,765

All nominees to the Board of Directors were declared to have been elected as directors and will hold office until the 2009 annual meeting of stockholders. Item Two was declared to have been approved. With respect to Item Three, Stockholder Proposal #1 was declared to have been approved, and Stockholder Proposal #2 was declared to have not been approved.

(d)	Not applicable.

Item 6.	EXHIBITS

        (a) Reference is made to the Index to Exhibits included herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Amgen Inc.
(Registrant)

Date: August 8, 2008	By:	/s/ ROBERT A. BRADWAY
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
4.6

Officer's Certificate, dated as of January 1, 1992, as supplemented by the First Supplemental Indenture, dated as of February 26, 1997, establishing a series of securities entitled “8 1/8% Debentures due April 1, 2097.” (Filed as an exhibit to Form 8-K filed on April 8, 1997 and incorporated herein by reference.)

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

4.15	Form of Zero Coupon Convertible Note due 2032. (Filed as an exhibit to Form 8-K on May 6, 2005 and incorporated herein by reference.)

Exhibit No.	Description
4.16	Indenture, dated as of May 6, 2005. (Filed as an exhibit to Form 8-K on May 6, 2005 and incorporated herein by reference.)
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

Exhibit No.	Description
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

10.15+

Fifth Amendment to the Amgen Supplemental Retirement Plan (As Amended and Restated January 1, 2005). (Filed as an exhibit to Form 10-Q for the quarter ended March 31, 2008 on May 12, 2008 and incorporated herein by reference).

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

10.35+

Amended and Restated Amgen Inc. Performance Award Program (As Amended and Restated March 21, 2008) and form of Performance Unit Agreement. (Filed as an exhibit to Form 10-Q for the quarter ended March 31, 2008 on May 12, 2008 and incorporated herein by reference).

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

10.46

Shareholders' Agreement, dated May 11, 1984, among Amgen, Kirin Brewery Company, Limited and Kirin-Amgen, Inc. (Filed as an exhibit to Form 10-K for the year ended December 31, 2000 on March 7, 2001 and incorporated herein by reference.)

10.47

Amendment No. 1 dated March 19, 1985, Amendment No. 2 dated July 29, 1985 (effective July 1, 1985), and Amendment No. 3, dated December 19, 1985, to the Shareholders' Agreement dated May 11, 1984. (Filed as an exhibit to Form 10-Q for the quarter ended June 30, 2000 on August 1, 2000 and incorporated herein by reference.)

Exhibit No.	Description
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

Exhibit No.	Description
10.60*

Amendment No. 1 to Amendment No. 2 to the Enbrel® Supply Agreement, dated June 23, 2008, among Immunex Corporation, Wyeth (formerly known as American Home Products Corporation) and Boehringer Ingelheim Pharma KG

10.61

Amendment No. 3 to the Enbrel® Supply Agreement, dated December 18, 2002, among Immunex Corporation, Wyeth (formerly, “American Home Products Corporation”) and Boehringer Ingelheim Pharma KG (with certain confidential information deleted therefrom). (Filed as an exhibit to Form 10-K for the year ended December 31, 2002 on March 10, 2003 and incorporated herein by reference.)

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

10.65

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

10.67

Description of Amendment No. 1 to Amended and Restated Promotion Agreement, effective as of July 8, 2003, among Wyeth, Amgen Inc. and Immunex Corporation, (with certain confidential information deleted therefrom). (Filed as an exhibit to Form 10-K for the year ended December 31, 2003 on March 11, 2004 and incorporated herein by reference.)

10.68

Description of Amendment No. 2 to Amended and Restated Promotion Agreement, effective as of April 20, 2004, by and among Wyeth, Amgen Inc. and Immunex Corporation. (Filed as an exhibit to Form S-4/A on June 29, 2004 and incorporated herein by reference.)

10.69

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

10.81

Collaboration Agreement, dated July 11, 2007, between Amgen Inc. and Daiichi Sankyo Company (with certain confidential information deleted therefrom). (Filed as an exhibit to Form 10-Q for the quarter ended September 30, 2007 on November 9, 2007 and incorporated herein by reference.)

10.82

Credit Agreement, dated November 2, 2007, among Amgen Inc., with Citicorp USA, Inc., as administrative agent, Barclays Bank PLC, as syndication agent, Citigroup Global Markets, Inc. and Barclays Capital, as joint lead arrangers and joint book runners, and the other banks party thereto. (Filed as an exhibit to Form 8-K filed on November 2, 2007 and incorporated herein by reference).

10.83

Multi-product License Agreement with Respect to Japan between Amgen Inc. and Takeda Pharmaceutical Company Limited dated February 1, 2008 (with certain confidential information deleted therefrom). (Filed as an exhibit to Form 10-Q for the quarter ended March 31, 2008 on May 12, 2008 and incorporated herein by reference).

10.84

License Agreement for motesanib diphosphate between Amgen Inc. and Takeda Pharmaceutical Company Limited dated February 1, 2008 (with certain confidential information deleted therefrom). (Filed as an exhibit to Form 10-Q for the quarter ended March 31, 2008 on May 12, 2008 and incorporated herein by reference).

10.85

Supply Agreement between Amgen Inc. and Takeda Pharmaceutical Company Limited dated February 1, 2008 (with certain confidential information deleted therefrom). (Filed as an exhibit to Form 10-Q for the quarter ended March 31, 2008 on May 12, 2008 and incorporated herein by reference).

10.86

Sale and Purchase Agreement between Amgen Inc. and Takeda Pharmaceutical Company Limited dated February 1, 2008 (with certain confidential information deleted therefrom). (Filed as an exhibit to Form 10-Q for the quarter ended March 31, 2008 on May 12, 2008 and incorporated herein by reference).

10.87*	Variable Term Accelerated Share Repurchase Transaction dated May 28, 2008, between Amgen Inc. and Lehman Brothers, Inc. acting as Agent Lehman Brothers OTC Derivatives Inc., acting as Principal.
31*	Rule 13a-14(a) Certifications.
32**	Section 1350 Certifications.

(*	= filed herewith)

(**	= furnished herewith and not "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended)

(+	= management contract or compensatory plan or arrangement.)