Form 10-Q
period 2008-09-30
AMGEN INC
filed 2008-11-07
CIK 318154

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

As of October 31, 2008, the registrant had 1,059,520,930 shares of common stock, $0.0001 par value, outstanding.

AMGEN INC.

i

PART I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

AMGEN INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Revenues:
Product sales	$3,784	$3,524	$11,013	$10,693
Other revenues	91	87	239	333

Total revenues	3,875	3,611	11,252	11,026

Operating expenses:
Cost of sales (excludes amortization of acquired intangible assets presented below)	677	792	1,738	1,942
Research and development	729	776	2,232	2,444
Selling, general and administrative	900	730	2,678	2,360
Amortization of acquired intangible assets	74	76	221	224
Write-off of acquired in-process research and development	-	590	-	590
Other charges	12	254	306	543

Total operating expenses	2,392	3,218	7,175	8,103

Operating income	1,483	393	4,077	2,923

Interest and other income and (expense), net	(12)	(21)	19	(20)

Income before income taxes	1,471	372	4,096	2,903

Provision for income taxes	313	171	861	572

Net income	$1,158	$201	$3,235	$2,331

Earnings per share:
Basic	$1.09	$0.19	$3.01	$2.07
Diluted	$1.09	$0.18	$3.00	$2.06

Shares used in calculation of earnings per share:
Basic	1,058	1,086	1,075	1,127
Diluted	1,064	1,090	1,079	1,133

See accompanying notes.

AMGEN INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except per share data)

(Unaudited)

	September 30, 2008	December 31, 2007
ASSETS

Current assets:
Cash and cash equivalents	$2,522	$2,024
Marketable securities	7,235	5,127
Trade receivables, net	2,114	2,101
Inventories	2,004	2,091
Other current assets	1,745	1,698

Total current assets	15,620	13,041

Property, plant and equipment, net	5,972	5,941
Intangible assets, net	3,095	3,332
Goodwill	11,340	11,240
Other assets	971	1,085

	$36,998	$34,639

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$538	$378
Accrued liabilities	3,413	3,801
Current portion of other long-term debt	1,000	2,000

Total current liabilities	4,951	6,179

Deferred tax liabilities	346	480
Convertible notes	5,081	5,080
Other long-term debt	5,095	4,097
Other non-current liabilities	1,693	934

Contingencies

Stockholders’ equity:
Common stock and additional paid-in capital; $0.0001 par value; 2,750 shares authorized; outstanding - 1,059 shares in 2008 and 1,087 shares in 2007	25,348	24,976
Accumulated deficit	(5,519)	(7,160)
Accumulated other comprehensive income	3	53

Total stockholders’ equity	19,832	17,869

	$36,998	$34,639

See accompanying notes.

AMGEN INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Nine months ended September 30,
	2008	2007
Cash flows from operating activities:
Net income	$3,235	$2,331
Write-off of acquired in-process research and development	-	590
Depreciation and amortization	799	900
Asset impairments	16	392
Other items, net	140	379
Changes in operating assets and liabilities, net of acquisitions:
Trade receivables, net	16	(15)
Inventories	(22)	(114)
Other current assets	(29)	(68)
Accounts payable	136	(119)
Accrued income taxes	88	(934)
Deferred revenue	337	-
Other accrued liabilities	(125)	529

Net cash provided by operating activities	4,591	3,871

Cash flows from investing activities:
Purchases of property, plant and equipment	(494)	(1,033)
Cash paid for acquisitions, net of cash acquired	(50)	(698)
Purchases of marketable securities	(7,794)	(4,236)
Proceeds from sales of marketable securities	5,002	4,431
Proceeds from maturities of marketable securities	625	278
Other	93	(37)

Net cash used in investing activities	(2,618)	(1,295)

Cash flows from financing activities:
Net proceeds from issuance of common stock in connection with equity award programs	114	244
Repurchases of common stock	(1,568)	(5,000)
Repayment of debt	(1,000)	(1,702)
Proceeds from issuance of notes, net	992	3,982
Other	(13)	6

Net cash used in financing activities	(1,475)	(2,470)

Increase in cash and cash equivalents	498	106

Cash and cash equivalents at beginning of period	2,024	1,283

Cash and cash equivalents at end of period	$2,522	$1,389

See accompanying notes.

AMGEN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

(Unaudited)

1. Summary of significant accounting policies

Business

Amgen Inc. is a global biotechnology company that discovers, develops, manufactures and markets human therapeutics based on advances in cellular and molecular biology.

Basis of presentation

The financial information for the three and nine months ended September 30, 2008 and 2007 is unaudited but includes all adjustments (consisting of only normal recurring adjustments, unless otherwise indicated), which Amgen Inc., including its subsidiaries (referred to as “Amgen,” “the Company,” “we,” “our” or “us”), considers necessary for a fair presentation of the results of operations for those periods. Interim results are not necessarily indicative of results for the full fiscal year.

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

Inventories

Inventories are stated at the lower of cost or market. Cost, which includes amounts related to materials, labor and overhead, is determined in a manner which approximates the first-in, first-out (“FIFO”) method. During the three months ended September 30, 2008, we wrote-off $84 million of inventory resulting from a strategic decision to change manufacturing processes. During the three months ended September 30, 2007, we wrote-off $90 million of excess inventory principally due to changing regulatory and reimbursement environments. Inventories consisted of the following (in millions):

	September 30, 2008	December 31, 2007
Raw materials	$139	$173
Work in process	1,434	1,246
Finished goods	431	672

	$2,004	$2,091

AMGEN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Property, plant and equipment, net

Property, plant and equipment are recorded at historical cost, net of accumulated depreciation of $4.0 billion and $3.6 billion as of September 30, 2008 and December 31, 2007, respectively.

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

The following fair value hierarchy table presents information about each major category of the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2008 (in millions):

	Fair value measurement at reporting date using:
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Balance as of September 30, 2008
Assets:
Available-for-sale securities	$3,629	$6,029	$-	$9,658
Derivatives	-	67	-	67

Total	$3,629	$6,096	$-	$9,725

Liabilities:
Derivatives	$-	$44	$-	$44

Total	$-	$44	$-	$44

There were no material remeasurements to fair value during the three and nine months ended September 30, 2008 of financial assets and liabilities that are not measured at fair value on a recurring basis.

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

Research and development costs

Research and development (“R&D”) costs are expensed as incurred and primarily include salaries, benefits and other staff related costs; facilities and overhead costs; clinical trial and related clinical manufacturing costs; contract services and other outside costs; information systems and amortization of acquired technology used in R&D with alternative future uses. R&D expenses consist of internal R&D costs; costs incurred under R&D arrangements with our corporate partners, such as activities performed on behalf of Kirin-Amgen Inc. (“KA”), and costs associated with collaborative R&D and in-licensing arrangements, including upfront fees and milestones paid to collaboration partners in connection with technologies that have no alternative future use. Net payment or reimbursement of R&D costs for R&D collaborations are recognized as the obligation has been incurred or as we become entitled to the cost recovery.

Selling, general and administrative costs

Selling, general and administrative (“SG&A”) expenses are primarily comprised of salaries and benefits associated with sales and marketing, finance, legal and other administrative personnel; outside marketing and legal expenses; overhead and facilities costs and other general and administrative costs. In connection with a co-promotion agreement, we and Wyeth market and sell ENBREL in the United States and Canada and Wyeth is paid a share of the related profits, as defined. The share of ENBREL’s profits owed to Wyeth (the “Wyeth profit share expense”) is included in SG&A expenses. For the three and nine months ended September 30, 2008, the Wyeth profit share expense was $298 million and $886 million, respectively. For the three and nine months ended September 30, 2007, the Wyeth profit share expense was $245 million and $719 million, respectively.

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

Our 2011 Convertible Notes and 2013 Convertible Notes are considered Instrument C securities as defined by Emerging Issues Task Force (“EITF”) Issue No. 90-19 “Convertible Bonds with Issuer Option to Settle for Cash upon Conversion.” Therefore, only the shares of common stock potentially issuable with respect to the excess of the notes’ conversion value over their principal amount, if any, are considered as dilutive potential common shares

AMGEN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

for purposes of calculating diluted EPS. For the three and nine months ended September 30, 2008 and 2007, the conversion values for our convertible notes were less than the related principal amounts and, accordingly, no shares were assumed to be issued for purposes of computing diluted EPS.

The following table sets forth the computation for basic and diluted EPS (in millions, except per share information):

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Income (Numerator):
Net income for basic and diluted EPS	$1,158	$201	$3,235	$2,331

Shares (Denominator):
Weighted-average shares for basic EPS	1,058	1,086	1,075	1,127
Effect of dilutive securities	6	4	4	6

Weighted-average shares for diluted EPS	1,064	1,090	1,079	1,133

Basic EPS	$1.09	$0.19	$3.01	$2.07
Diluted EPS	$1.09	$0.18	$3.00	$2.06

Recent accounting pronouncements

In June 2008, the FASB ratified EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). Equity-linked instruments (or embedded features) that otherwise meet the definition of a derivative as outlined in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” are not accounted for as derivatives if certain criteria are met, one of which is that the instrument (or embedded feature) must be indexed to the entity’s stock. EITF 07-5 provides guidance on how to determine if equity-linked instruments (or embedded features) such as warrants to purchase our stock, our convertible notes and convertible note hedges are considered indexed to our stock. EITF 07-5 is effective for the financial statements issued for fiscal years and interim periods within those fiscal years, beginning after December 15, 2008 and will be applied to outstanding instruments as of the beginning of the fiscal year in which it is adopted. Upon adoption, a cumulative effect adjustment will be recorded, if necessary, based on amounts that would have been recognized if this guidance had been applied from the issuance date of the affected instruments. We are currently determining the impact that EITF 07-05 will have on our financial statements, if any.

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

AMGEN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”) and SFAS No. 160, “Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS 160”). These standards will significantly change the accounting and reporting for business combination transactions and noncontrolling (minority) interests in consolidated financial statements, including capitalizing at the acquisition date the fair value of acquired in-process research and development (“IPR&D”), and testing for impairment and writing down these assets, if necessary, in subsequent periods during their development. These new standards will be applied prospectively for business combinations that occur on or after January 1, 2009, except that presentation and disclosure requirements of SFAS 160 regarding noncontrolling interests will be applied retrospectively.

2. Restructuring

On August 15, 2007, we announced a plan to restructure our worldwide operations in order to improve our cost structure while continuing to make significant R&D investments and build the framework for our future growth. This restructuring plan was primarily the result of regulatory and reimbursement developments that began in 2007 involving erythropoietic stimulating agent (“ESA”) products, including our marketed ESA products Aranesp® and EPOGEN®, and the resulting impact on our operations. Our ESA products have and may continue to face regulatory and reimbursement challenges, including the potential for further revisions to product labels and loss of or restrictions on reimbursement coverage. In addition, the restructuring plan is also, to a lesser degree, the result of various challenges facing certain of our other products.

Through September 30, 2008, we have completed a majority of the actions initially included in our restructuring plan. Key components of our restructuring plan initially included: (i) worldwide staff reductions aggregating approximately 2,500 positions, (ii) rationalization of our worldwide network of manufacturing facilities in order to gain cost efficiencies while continuing to meet future commercial and clinical demand for our products and product candidates and, to a lesser degree, changes to certain R&D capital projects and (iii) abandoning leases primarily for certain R&D facilities that will not be used in our operations. Through September 30, 2008, the total cost incurred with respect to these actions was $790 million. We have recently identified certain additional initiatives designed to further assist in improving our cost structure, including outsourcing certain non-core business functions, most notably certain of our information systems infrastructure services, as well as abandoning leases for certain additional facilities that will no longer be used in our operations. The estimated cost of these additional initiatives is $50 million to $100 million. As a result of the actual costs incurred to date and the addition of the recently identified initiatives, the total charges expected to be incurred in connection with our restructuring plan, including related implementation costs, has been increased to $850 million to $925 million, as compared to our prior estimate of $775 million to $825 million. We currently estimate that all remaining costs will be incurred through 2009. Such cost estimates and amounts incurred are net of amounts recovered from our ENBREL co-promotion partner, Wyeth.

AMGEN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables summarize the charges (credits) recorded during the three and nine months ended September 30, 2008 and 2007 related to the restructuring plan by type of activity (in millions):

Three months ended September 30, 2008	Separation costs	Asset impairments	Accelerated depreciation	Other	Total
Other charges	$-	$1	$-	$7	$8
Interest and other income and (expense), net	-	-	-	9	9

	$-	$1	$-	$16	$17

Three months ended September 30, 2007
Cost of sales (excludes amortization of acquired intangible assets)	$(1)	$4	$110	$-	$113
R&D	(17)	35	-	-	18
SG&A	(9)	-	-	(83)	(92)
Other charges	104	71	-	79	254

	$77	$110	$110	$(4)	$293

Nine months ended September 30, 2008
Cost of sales (excludes amortization of acquired intangible assets)	$-	$1	$-	$-	$1
R&D	3	-	-	-	3
SG&A	-	-	-	(1)	(1)
Other charges	4	15	-	20	39
Interest and other income and (expense), net	-	-	-	9	9

	$7	$16	$-	$28	$51

Nine months ended September 30, 2007
Cost of sales (excludes amortization of acquired intangible assets)	$(1)	$4	$110	$-	$113
R&D	(17)	35	-	-	18
SG&A	(9)	-	-	(83)	(92)
Other charges	107	357	-	79	543

	$80	$396	$110	$(4)	$582

As noted above, since the inception of our restructuring plan through September 30, 2008, we have incurred $790 million of the estimated $850 million to $925 million of charges expected to be incurred. The charges incurred through September 30, 2008 include $185 million of separation costs, $424 million of asset impairments, $148 million of accelerated depreciation, $33 million of other charges, which primarily include $139 million of loss accruals for leases and $9 million with respect to the loss accrued on the disposal of certain less significant marketed products and related assets, including primarily inventory, offset by $115 million of cost recoveries from Wyeth.

AMGEN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the charges and spending relating to the restructuring plan (in millions):

	Separation costs	Other	Total
Restructuring reserves as of January 1, 2008	$97	$102	$199
Expense	7	26	33
Payments	(97)	(15)	(112)

Restructuring reserves as of September 30, 2008	$7	$113	$120

The Company records restructuring activities in accordance with SFAS 88, “Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” SFAS 144, “Accounting for the Impairment and Disposal of Long-Lived Assets” and SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities.”

3. Related party transactions

We own a 50% interest in KA, a corporation formed in 1984 with Kirin Holdings Company, Limited (“Kirin”) for the development and commercialization of certain products based on advanced biotechnology. We account for our interest in KA under the equity method and include our share of KA’s profits or losses in “Selling, general and administrative” in the Condensed Consolidated Statements of Income. During the three and nine months ended September 30, 2008, our share of KA’s profits was $22 million and $53 million, respectively. During the three and nine months ended September 30, 2007, our share of KA’s profits was $18 million and $40 million, respectively. At September 30, 2008 and December 31, 2007, the carrying value of our equity method investment in KA was $345 million and $292 million, respectively, and is included in non-current “Other assets” in the Condensed Consolidated Balance Sheets. KA’s revenues consist of royalty income related to its licensed technology rights. All of our rights to manufacture and market certain products including darbepoetin alfa, pegfilgrastim, granulocyte colony-stimulating factor (“G-CSF”) and recombinant human erythropoietin are pursuant to exclusive licenses from KA, which we currently market under the brand names Aranesp®, Neulasta®, NEUPOGEN® and EPOGEN®, respectively. KA receives royalty income from us, as well as Kirin, J&J and F. Hoffmann-La Roche Ltd. (“Roche”) under separate product license agreements for certain geographic areas outside of the United States. During the three and nine months ended September 30, 2008, KA earned royalties from us of $85 million and $243 million, respectively. During the three and nine months ended September 30, 2007, KA earned royalties from us of $83 million and $253 million, respectively. These amounts are included in “Cost of sales (excludes amortization of acquired intangible assets)” in the Condensed Consolidated Statements of Income. At September 30, 2008 and December 31, 2007, we owed KA $3 million and $91 million, respectively, which was included in “Accrued liabilities” in the Condensed Consolidated Balance Sheets.

KA’s expenses primarily consist of costs related to R&D activities conducted on its behalf by Amgen and Kirin. KA pays Amgen and Kirin for such services at negotiated rates. During the three and nine months ended September 30, 2008, we earned revenues from KA of $41 million and $100 million, respectively, for certain R&D activities performed on KA’s behalf. During the three and nine months ended September 30, 2007, we earned revenues from KA of $39 million and $144 million, respectively. These amounts are included in “Other revenues” in the Condensed Consolidated Statements of Income.

4. Income taxes

The effective tax rates for the three and nine months ended September 30, 2008 are lower than the statutory rate primarily as a result of indefinitely invested earnings of our foreign operations which are taxed at a lower rate than the statutory rate. The effective tax rate for the three months ended September 30, 2007 is higher than the statutory rate primarily as a result of the write-off of non–tax-deductible, acquired IPR&D expense in

AMGEN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

connection with the acquisitions of Alantos Pharmaceuticals Holding, Inc. (“Alantos”) and Ilypsa, Inc. (“Ilypsa”) partially offset by indefinitely invested earnings of our foreign operations. The effective tax rate for the nine months ended September 30, 2007 is different from the statutory rate primarily as a result of these same factors as well as the favorable resolution of our federal income tax examination for prior years, which was recorded in the second quarter of 2007. We do not provide for U.S. income taxes on undistributed earnings of our controlled foreign corporations that are intended to be invested indefinitely outside the United States.

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

During the three and nine months ended September 30, 2008, the gross amount of our unrecognized tax benefits (“UTBs”) increased approximately $100 million and $280 million, respectively, as a result of tax positions taken during the current year. During the nine months ended September 30, 2008, the gross amount of our UTBs decreased approximately $185 million, net, related to tax positions taken in prior years, primarily as a result of an agreement with the Internal Revenue Service in the first quarter of 2008 related to certain transfer pricing positions for the years 2005 and 2006. The majority of our UTBs at September 30, 2008, if recognized, would affect our effective tax rate.

5. Financing arrangements

The following table reflects the carrying value of our long-term borrowings under our various financing arrangements as of September 30, 2008 and December 31, 2007 (in millions):

	September 30, 2008	December 31, 2007
0.125% convertible notes due 2011 (2011 Convertible Notes)	$2,500	$2,500
0.375% convertible notes due 2013 (2013 Convertible Notes)	2,500	2,500
5.85% notes due 2017 (2017 Notes)	1,099	1,099
Floating rate notes due 2008 (2008 Floating Rate Notes)	1,000	2,000
4.00% notes due 2009 (2009 Notes)	1,000	999
4.85% notes due 2014 (2014 Notes)	1,000	1,000
6.375% notes due 2037 (2037 Notes)	899	899
6.15% notes due 2018 (2018 Notes)	499	-
6.90% notes due 2038 (2038 Notes)	498	-
Other	181	180

Total borrowings	11,176	11,177
Less current portion	1,000	2,000

Total non-current debt	$10,176	$9,177

On April 17, 2008, we filed a shelf registration statement with the Securities and Exchange Commission (“SEC”), which replaced our previous $1.0 billion shelf registration statement and allows us to issue an unspecified amount of debt securities; common stock; preferred stock; warrants to purchase debt securities, common stock, preferred stock or depository shares; rights to purchase common stock or preferred stock; securities purchase contracts; securities purchase units and depository shares. Under this registration statement,

AMGEN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

all of the securities available for issuance may be offered from time to time with terms to be determined at the time of issuance.

In May 2008, we increased our commercial paper program by $1.3 billion, which provides for unsecured, short-term borrowings of up to an aggregate of $2.5 billion. We also have a $2.5 billion syndicated unsecured revolving credit facility which matures in November 2012 and is available for general corporate purposes, or as a liquidity backstop to our commercial paper program; however, $178 million of such commitment was provided by a subsidiary of Lehman Brothers Holdings Inc. (“Lehman”). Lehman declared bankruptcy on September 15, 2008, and the subsidiary participant in our credit facility subsequently declared bankruptcy on October 5, 2008. As a result, we would not anticipate the ability to access this specific commitment provided by Lehman in the future. No amounts were outstanding under the commercial paper program or credit facility as of September 30, 2008.

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

6. Stockholders’ equity

Stock repurchase programs

A summary of activity under our stock repurchase programs for the nine months ended September 30, 2008 and 2007 is as follows (in millions):

	2008			2007
	Shares	Dollars		Shares		Dollars
First quarter	-	$-		8.8		$537
Second quarter	32.7	1,549	(1)	73.9	(2)	4,463
Third quarter	-	19	(1)	2.5	(2)	-

Total	32.7	$1,568		85.2		$5,000

(1)

The total cost of shares repurchased during the second quarter of 2008 excludes approximately $19 million paid in July 2008 in connection with the final settlement of an accelerated share repurchase program (“ASR”) entered into in May 2008.

(2)	The total number of shares repurchased during the second quarter of 2007 excludes 2.5 million shares received in July 2007 in connection with the final settlement of an ASR entered into in May 2007.

As of September 30, 2008, $4.9 billion remained available for stock repurchases as authorized by our Board of Directors. The manner of purchases, the amount we spend, and the number of shares repurchased will vary based on a number of factors, including the stock price, blackout periods in which we are restricted from

AMGEN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

repurchasing shares, and our credit rating and may include private block purchases as well as market transactions.

7. Acquisition

On January 4, 2008, we completed the acquisition of Dompé, a privately held company that marketed certain of our products in Italy. This cash acquisition was accounted for as a business combination. The purchase price was approximately $162 million, which included the carrying value of our existing 49% ownership in Dompé. The purchase price paid was preliminarily allocated to net assets acquired of approximately $63 million based on their estimated fair values at the acquisition date and the excess of the purchase price over the fair values of net assets acquired of approximately $99 million was assigned to goodwill. There was no material gain or loss related to the reacquisition of marketing rights previously granted to Dompé as a result of this business combination. The results of Dompé’s operations have been included in the condensed consolidated financial statements commencing January 4, 2008. Pro forma results of operations for the three and nine months ended September 30, 2008 assuming the acquisition of Dompé had taken place at the beginning of 2008 would not differ significantly from the actual reported results.

8. Other charges

In the three and nine months ended September 30, 2008, we recorded loss accruals for settlements of certain commercial legal proceedings aggregating $4 million and $267 million, respectively. For the nine months ended September 30, 2008, the loss accruals principally related to the settlement of the Ortho Biotech antitrust suit. Such expenses are included in “Other charges” in the Condensed Consolidated Statements of Income.

For the three and nine months ended September 30, 2008, we recorded restructuring charges of $8 million and $39 million, respectively. For the three and nine months ended September 30, 2007, we recorded restructuring charges of $254 million and $543 million, respectively. Such expenses are included in “Other charges” in the Condensed Consolidated Statements of Income. (See Note 2, “Restructuring” for further discussion.)

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

Certain recent developments concerning our legal proceedings and other matters are discussed below:

Transkaryotic Therapies (“TKT”) and Aventis Litigation

On October 2, 2008, the U.S. District Court for the District of Massachusetts (the “Massachusetts District Court”) entered a Memorandum and Order upholding the validity of claim 1 of the ‘422 patent, the sole remaining issue on remand, and entered declaratory judgment enjoining TKT and Hoechst Marion Roussel, Inc. (now Aventis Pharmaceuticals Inc.) from infringing the ‘422 patent, the ‘698 patent and the ‘349 patent for the life of the patents, the last of which expires in 2015.

Robert J. Swanston v. TAP Pharmaceutical Products, Inc., et al.

A hearing on defendants’ motion for summary judgment has been rescheduled before the Maricopa County, Arizona Superior Court for December 5, 2008.

AMGEN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

State of Alabama v. Abbott Laboratories, Inc. (“Abbott”), et al.

Two additional trials of non-Track 4 defendants (which did not include Amgen and Immunex) were held in June 2008. Following these trials, plaintiff Alabama filed a motion to set a trial date for four additional companies, including Amgen and Immunex. The Circuit Court of Montgomery County, Alabama granted the motion and set trial for Amgen and Immunex for February 2009. The plaintiff also filed a motion to consolidate the four defendants into one trial and the motion to consolidate was granted as to two of the four defendants, which did not include Amgen or Immunex.

County of Erie v. Abbott Laboratories, Inc., et al.; County of Schenectady v. Abbott Laboratories, Inc., et al.; County of Oswego v. Abbott Laboratories, Inc., et al.

The State of New York Litigation Coordinating Panel granted defendants’ motions to coordinate the Erie, Oswego and Schenectady County cases. The Erie County judge will hear all discovery disputes on November 13 and 14, 2008.

State of Kansas, ex rel Steve Six v. Amgen Inc. and Immunex Corporation

On November 3, 2008, the State of Kansas filed a complaint against Amgen and Immunex in the District Court of Wyandotte County, Kansas, Civil Court Division. Approximately forty other pharmaceutical manufacturers were also sued by the state. Plaintiff Kansas alleges that the manufacturers misrepresented product pricing information reported to the state by falsely inflating those prices.

Roche Matters

Amgen Inc. v. F. Hoffmann-La Roche Ltd., et al.

On October 2, 2008, the Massachusetts District Court entered an Order making final its ruling denying the parties’ post-trial motions and upholding the jury’s verdict in all respects except infringement of claim 12 of the ‘933 patent under the Doctrine of Equivalents. The Order also stated the Massachusetts District Court’s intention to enter a permanent injunction prohibiting F. Hoffman-La Roche Ltd., Roche Diagnostics GmbH and Hoffman-La Roche, Inc. (collectively, “Roche”) from infringing the ‘422 patent, the ‘933 patent, the ‘868 patent and the ‘698 patent. The Massachusetts District Court then administratively closed the case awaiting resolution of the then pending appeal of the preliminary injunction. On October 6, 2008, Roche filed a Notice of Appeal to the U.S. Court of Appeals for the Federal Circuit (the “Federal Circuit”) of the Massachusetts District Court’s October 2nd Order.

On October 8, 2008, the Federal Circuit held a hearing on Roche’s appeal of the preliminary injunction and on October 10, 2008 the Federal Circuit entered an order affirming the grant of the preliminary injunction. On October 17, 2008, the Massachusetts District Court entered judgment that the patents in suit are valid, enforceable, and infringed and permanently enjoined Roche from infringing the `422 patent, the ‘933 patent, the ‘868 patent and the ‘698 patent for the remaining life of these patents. Also on October 17, 2008, Roche filed a supplemental notice of appeal to the Federal Circuit. On October 30, 2008, Amgen filed two post-judgment motions with the Massachusetts District Court seeking entry of supplemental findings of fact and conclusions of law. On October 31, 2008, the Massachusetts District Court entered a notice that it would not be entering any supplemental findings of fact and conclusions of law. On November 3, 2008, the Massachusetts District Court entered an order terminating Amgen’s post-judgment motions.

Amgen Inc., et al., v. Ariad Pharmaceuticals, Inc. (“Ariad”)

On September 19, 2008, the U.S. District Court for the District of Delaware (the “Delaware District Court”) issued an order construing the claims of the ‘516 patent and granted summary judgment that ENBREL does not infringe the ‘516 patent. Prior to the ruling, Ariad withdrew its claims of infringement against Kineret®. Also on September 19, 2008, the Delaware District Court granted summary judgment in-part in favor of Ariad, ruling that Amgen could not prove inequitable conduct on the basis of one of its claims, but that sufficient evidence exists for a trial on inequitable conduct on Amgen’s alternative bases. The Delaware District Court also dismissed Amgen’s claims of invalidity on the claims of the ‘516 patent not asserted by Ariad to be infringed by sales of ENBREL (Ariad had asserted that only seven of the 203 patent claims were infringed), but the Delaware District Court maintained Amgen’s unenforceability claims to all 203 claims of the ‘516 patent.

AMGEN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On October 3, 2008, the Delaware District Court stayed Amgen’s invalidity and unenforceability claims and entered final judgment of no infringement in favor of Amgen. The Delaware District Court declared the case administratively closed, to be reopened only by the parties after a decision on appeal. The Delaware District Court canceled the previously scheduled November trial date. On October 6, 2008, Ariad filed a notice of appeal to the Federal Circuit.

Human Genome Sciences (“HGS”) Litigation

HGS’ motion for reconsideration before the Delaware District Court was denied on August 21, 2008, and the Federal Circuit entered an order reactivating HGS’ appeal effective October 22, 2008.

Sensipar® Abbreviated New Drug Application (“ANDA”) Litigation

On October 31, 2008, the Delaware District Court entered a First Scheduling Order indicating that the case will be placed in the trial pool on May 3, 2010.

Federal Antitrust Litigation

The U.S. District Court for the District of New Jersey granted Amgen’s motion to dismiss in part and denied in part, permitting plaintiffs to revise their complaint. Plaintiffs elected to voluntarily dismiss their complaint and a Stipulation of Voluntary Dismissal was filed on September 22, 2008.

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

We primarily earn revenues and income and generate cash from sales of human therapeutic products in the areas of supportive cancer care, nephrology and inflammation. Our principal products include Aranesp®, EPOGEN®, Neulasta®, NEUPOGEN® and ENBREL, all of which are sold in the United States. Aranesp® and EPOGEN® stimulate the production of red blood cells to treat anemia and belong to a class of drugs referred to as erythropoiesis-stimulating agents, or ESAs. Aranesp® is used for the treatment of anemia both in supportive cancer care and in nephrology. EPOGEN® is used to treat anemia associated with chronic renal failure (“CRF”). Neulasta® and NEUPOGEN®, which are used in supportive cancer care, selectively stimulate the production of neutrophils, one type of white blood cell that helps the body fight infections. ENBREL is marketed under a co-promotion agreement with Wyeth in the United States and Canada. ENBREL blocks the biologic activity of tumor necrosis factor (“TNF”) by inhibiting TNF, a substance induced in response to inflammatory and immunological responses, such as rheumatoid arthritis and psoriasis. For both the three and nine months ended September 30, 2008, our principal products represented 94% of total worldwide product sales. Our international product sales consist principally of European sales of Aranesp®, Neulasta® and NEUPOGEN®. International product sales represented approximately 23% and 22% of total product sales for the three and nine months ended September 30, 2008, respectively. For additional information about our principal products, their approved indications and where they are marketed, see “Item 1. Business – Principal products” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2007.

We operate in a highly regulated industry and various U.S. and foreign regulatory bodies have substantial authority over how we conduct our business. Government authorities in the United States and in other countries regulate the manufacturing and marketing of our products and our ongoing R&D activities. The regulatory environment is evolving and there is increased scrutiny on drug safety and increased authority being granted to regulatory bodies, in particular the U.S. Food and Drug Administration (“FDA”), to assist in ensuring the safety of therapeutic products. Most patients receiving our principal products for approved indications are covered by either government or private payer health care programs. The reimbursement environment is also evolving with greater emphasis on cost containment. Further, as a result of the new U.S. presidential administration’s plans for changes in the healthcare system, we believe that we and others in our industry will be under increased pressure to further demonstrate the safety, efficacy and economic value of our products. Therefore, sales of our principal products are and will continue to be affected by the availability and extent of reimbursement from third-party payers, including government and private insurance plans and administration of those programs. Further, safety signals or trends or adverse events or results from clinical trials or studies or meta-analyses (a meta-analysis is the review of studies using various statistical methods to combine results from previous separate, but related, studies) performed by us or by others (including our licensees or independent investigators) or from the marketed use of our products may expand safety labeling, restrict the use of our approved products or may result in additional regulatory requirements, such as requiring risk management activities, including a risk evaluation and mitigation strategy (“REMS”), and/or additional or more extensive clinical trials as part of postmarketing commitments (“PMCs”) or a pharmacovigilance program, and may negatively impact worldwide sales or reimbursement of our products. In addition, the capital and credit markets have been experiencing extreme volatility and disruption, particularly in the past several weeks. We are working to manage our business effectively despite the unprecedented conditions in the financial markets both in the United States and around the world. However, the extent and/or the duration of any potential adverse economic impact that such financial disruption may have on our third party payers, customers, suppliers and service providers is unclear.

Total product sales for the three and nine months ended September 30, 2008 increased 7% and 3% as compared to the prior year comparative periods, respectively. Product sales in the United States for the three and nine months ended September 30, 2008 totaled $2.9 billion and $8.6 billion, respectively, representing an increase of 4% for the three month period and remaining essentially unchanged for the nine month period compared to the prior year comparative periods. International product sales for the three and nine months ended September 30, 2008 totaled $855 million and $2.5 billion, respectively, reflecting increases of 20% and 16% over the prior year comparative periods. International product sales for the three and nine months ended September 30, 2008 reflect favorable foreign currency exchange rate changes of $78 million and $243 million, respectively. Excluding the impact of foreign currency exchange rate changes for the three and nine months ended September 30, 2008, worldwide product sales increased 5% and 1%, respectively, and international product sales increased 9% and 4%, respectively.

Certain of our products, principally our marketed ESA products, have faced and will continue to face various challenges resulting from regulatory and reimbursement developments. Late in 2006 and throughout 2007, adverse safety results involving ESA products were observed in various studies that were performed by us and by others (including our licensees or independent investigators) that explored the use of ESAs in settings different from those outlined in the FDA approved label, including targeting higher hemoglobin (“Hb”) levels and/or use in non-approved patient populations. The results of these studies culminated in significant regulatory and reimbursement developments affecting the class of ESA products, including Aranesp® and EPOGEN®. For example, in February 2007, following the reported results from our Anemia of Cancer phase 3 study (the “AoC 103 study”), the United States Pharmacopoeia Dispensing Information (“USP DI”) Drug Reference Guides removed Aranesp® in the treatment of AoC. Thereafter, Aranesp® use in AoC essentially ceased. In addition, during 2007, we had discussions with the FDA and other regulatory authorities and meetings with certain of the FDA’s advisory panels, namely the Oncologic Drugs Advisory Committee (“ODAC”), the Cardiovascular-Renal Drug Advisory Committee (“CRDAC”) and the Drug Safety and Risk

Management Advisory Committee (“DSaRMAC”), regarding the administration of our ESA products in certain settings. These adverse safety results involving ESA products in various studies and related discussions with regulatory authorities led to several key regulatory and reimbursement developments, including safety-related revisions to ESA product labels in the United States in March and November 2007. Further, in July 2007, the Centers for Medicare and Medicaid Services (“CMS”) issued its National Coverage Decision Memorandum for Use of Erythropoiesis Stimulating Agents in Cancer and Related Neoplastic Conditions (the “Decision Memorandum”). The Decision Memorandum established the ESA reimbursement policy for Medicare and other government beneficiaries who are treated for chemotherapy-induced anemia (“CIA”) with ESAs. We believe that the restrictions in the Decision Memorandum changed the way ESAs are used in clinical practice, for example, by decreasing the number of treated patients, the average ESA dose and the duration of ESA therapy. These developments have had a material adverse impact on sales of our marketed ESA products, in particular Aranesp® sales in the U.S. supportive cancer care setting. Furthermore, our ESA products will continue to face future challenges, including those described below under “ESA Developments” and also the potential for further revisions to product labels and changes to reimbursement.

As a result of the challenges facing certain of our products and, in particular, the regulatory and reimbursement developments involving our marketed ESA products that began in 2007 and their resulting impact on our operations, on August 15, 2007, we announced a plan to restructure our worldwide operations in order to improve our cost structure while continuing to make significant R&D investments and build the framework for our future growth. Key components of our restructuring plan initially included: (i) worldwide staff reductions aggregating approximately 2,500 positions, (ii) rationalization of our worldwide network of manufacturing facilities in order to gain cost efficiencies while continuing to meet future commercial and clinical demand for our products and product candidates and, to a lesser degree, changes to certain R&D capital projects and (iii) abandoning leases primarily for certain R&D facilities that will not be used in our operations. Through September 30, 2008, we have completed a majority of these actions and incurred $790 million of costs. We have recently identified certain additional initiatives designed to further assist in improving our cost structure, including outsourcing certain non-core business functions, most notably certain of our information systems infrastructure services, as well as abandoning leases for certain additional facilities that will no longer be used in our operations. The estimated cost of these additional initiatives is $50 million to $100 million. As a result of the actual costs incurred to date and the addition of the recently identified initiatives, the total charges expected to be incurred in connection with our restructuring plan, including related implementation costs, has been increased to $850 million to $925 million, as compared to our prior estimate of $775 million to $825 million. We currently estimate that all remaining costs will be incurred through 2009. Such cost estimates and amounts incurred are net of amounts recovered from our ENBREL co-promotion partner, Wyeth.

The following is a discussion of select key developments affecting our business that occurred in 2008 and should be read in conjunction with “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I of our Form 10-Qs for the quarterly periods ended March 31, 2008 and June 30, 2008 and “Item 1. Business – Key Developments” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2007.

    ESA Developments

•

On August 6, 2008, we finalized changes to the ESA product labeling based on a complete response letter, received on July 30, 2008, from the FDA to the revisions to the ESA labeling we proposed following the March 13, 2008 ODAC meeting. The revised labeling included, among other things, (i) the addition to the boxed warning of a statement that ESAs are not indicated for patients receiving myelosuppressive therapy when the anticipated outcome of such therapy is cure, (ii) the addition of a statement in the DOSAGE and ADMINISTRATION section of the label that ESA therapy should not be initiated at Hb levels ≥ 10 grams per deciliter (“g/dL”) and that dose should be adjusted to maintain the lowest Hb level sufficient to avoid red blood cell transfusions and (iii) the removal of reference to the upper safety limit of 12 g/dL. Additionally, in response to the FDA’s request under authority prescribed by the Food and Drug Administration Amendments Act of 2007 (the “FDAAA”), we have recently submitted a proposed REMS program for Aranesp® in oncology. We also continue to work with the FDA to finalize protocols for clinical trials to determine the effects of Aranesp® on survival and tumor outcomes.

•

On January 1, 2008, the CMS’ revisions to its Claims Monitoring Policy: Erythropoietin/darbepoetin alfa usage for beneficiaries with end stage renal disease (“EMP”) became effective, which require a 50% reduction in Medicare reimbursement if a patient’s Hb is above 13 g/dL for three or more consecutive months. In addition, the EMP reduces the monthly dosing limits to 400,000 international units (“IUs”) of EPOGEN®, from 500,000 IUs, and to 1,200 micrograms (“mcgs”) of Aranesp®, from 1,500 mcgs. We believe that the EMP implementation in January 2008 has significantly affected physician behavior resulting in declines in dosing trends as particularly noted in the quarter of implementation. However, this dose decline subsequently stabilized but may further fluctuate in the future.

•

On March 5, 2008, we announced that the European Commission reached its decision to amend the product labeling for the class of ESAs, including Aranesp®. On May 15, 2008, we and other ESA marketing authorization holders participated in a closed meeting of the Scientific Advisory Group on Oncology (“SAG-O”). The marketing authorization holders were asked to provide an overview on studies that have been initiated or conducted since July 2007, as well as any other new data that can help to elucidate recent issues on the impact of ESAs on tumor progression and survival in cancer patients. These data included previously disclosed interim results from the Preoperative Epirubicin Paclitaxel Aranesp® (“PREPARE”) study in neo-adjuvant breast cancer therapy; follow-up data from the Gynecologic Oncology Group study (“GOG-191 study”) in cervical cancer, which were published in the February 2008 issue of Gynecologic Oncology; and the February 2008 meta-analysis by Bennett et al, which was published in the Journal of the American Medical Association. Scientific Advisory Groups (“SAGs”) are established by the European Medicines Agency (“EMEA”) to deliver answers, on a consultative basis, to specific questions addressed to them by the Committee for Medicinal Products for Human Use (“CHMP”). On June 26, 2008 the EMEA, based upon the CHMP’s opinion which took into account the position expressed by the SAG-O, recommended updating the product information for ESAs with a new warning for their use in cancer patients. In July 2008, the EMEA requested that further clarity around the product information be provided by regulatory agencies in each European Member State country through the publication of a Dear Healthcare Professional Communication, following which we followed the necessary regulatory procedure to update the Aranesp® product information. In October 2008, we received notification that the Aranesp® product information update was approved by the European Commission. The product information for all ESAs was updated to advise that in some clinical situations blood transfusions should be the preferred treatment for the management of anemia in patients with cancer and that the decision to administer ESAs should be based on the benefit-risk assessment with the participation of the individual patient. This assessment should take into account the specific clinical context, including the type of tumor and its stage, the degree of anemia, life-expectancy, the environment in which the patient is being treated and patient preference.

•

On September 30, 2008, we announced that we had received a summary of preliminary results from the Cochrane Collaboration’s independent meta-analysis of patient-level data from previously conducted, randomized, controlled, clinical studies evaluating ESAs in cancer patients, which we submitted to the FDA and EMEA. The preliminary summary includes four components: on-study deaths and overall survival in cancer patients regardless of their specific cancer treatment (chemotherapy, radiochemotherapy, radiotherapy, anemia of cancer with no treatment, other), and on-study deaths and overall survival in patients receiving chemotherapy (the only oncologic population for which ESA treatment is indicated in current FDA-approved labeling). The analysis showed that ESAs increased on-study deaths and decreased overall survival compared to controls. Although neither of these results were statistically significant, they do not exclude the potential for adverse outcomes when ESAs are used according to the current labeling. We expect to receive the complete meta-analysis results later this year and will provide this information to regulatory authorities at that time.

    Other Regulatory Developments

•

On June 4, 2008, the FDA issued an Early Communication regarding the ongoing safety review of TNF blockers and the possible association between the use of these medicines and the development of lymphoma and other cancers in children and young adults and stated that it had decided to conduct further analyses to evaluate the risk and benefits of TNF blockers in pediatric patients.

•

Following the June 18, 2008 Dermatologic and Ophthalmic Drugs Advisory Committee (“DODAC”) meeting, on July 24, 2008, the FDA requested additional information from us to support the supplemental biologic license application (“BLA”) we submitted for the use of ENBREL in pediatric patients with chronic moderate to severe plaque psoriasis. We continue to work with the FDA to respond to its requests and provide it with information to address additional questions related to the supplemental BLA and plans for risk management activities.

•

On September 4, 2008, the FDA issued a Web-Alert regarding their review of histoplasmosis and other opportunistic fungal infections in patients treated with TNF-blockers. The FDA requested that the boxed warning and warnings sections of the U.S. prescribing information (“PI”) and the medication guide for ENBREL (and other TNF blockers) be strengthened to include the risk of histoplasmosis and other invasive fungal infections with the goal of increasing timely diagnosis and treatment. The FDA also requested that the approved REMS for ENBREL be modified with a communication plan to healthcare providers regarding the risk of unrecognized fungal infections. We are working with the FDA to finalize the required revisions to respond to its requests.

•

On August 22, 2008, the FDA approved Nplate™ (romiplostim), the first and only platelet producer for the treatment of thrombocytopenia in splenectomized (spleen removed) and non-splenectomized adults with chronic immune thrombocytopenic purpura (“ITP”). Nplate™, the first FDA approved peptibody protein, works by raising and sustaining platelet counts, representing a novel approach for the long-term treatment of this chronic disease. As part of the approval for NplateTM, a REMS was developed with the FDA to assure the safe use of NplateTM while minimizing risk. The NplateTM REMS involves, among other things, healthcare provider and patient enrollment registries, tracking of patient medical history and data and follow-up safety questionnaires to healthcare providers all of which require extensive discussion and education with healthcare providers.

    Clinical Developments

Denosumab Osteoporosis

•

On July 25, 2008, we announced findings from the pivotal fracture trial (“Study 216”) evaluating our receptor activator of nuclear factor kappa B (“RANK”) ligand inhibitor, denosumab, in the treatment of postmenopausal osteoporosis. In this pivotal, three-year, international, phase 3 study of approximately 7,800 women with osteoporosis, patients were randomized to receive either denosumab, given by subcutaneous injection once every six months, or placebo injections. For the primary endpoint, treatment with denosumab resulted in a statistically significant reduction in the incidence of new vertebral fractures compared with placebo treatment. In addition, women receiving denosumab experienced a statistically significant reduction in the incidence of new non-vertebral and hip fractures (each a secondary endpoint) compared with those receiving placebo. The incidence and types of both adverse and serious adverse events observed in this study, including serious infections and neoplasms, were similar between the denosumab and placebo groups. The most common adverse events across both treatment arms were arthralgia, back pain, hypertension and nasopharyngitis.

On September 16, 2008 at the 2008 American Society of Bone and Mineral Research (“ASBMR”) annual meeting in Montreal, Canada, we presented detailed results of Study 216 evaluating denosumab in osteoporosis. Compared to placebo, patients who received denosumab had 68% fewer vertebral fractures (2.3% for denosumab versus 7.2% for placebo, p=0.0001), 40% fewer hip fractures (0.7% versus 1.2%, p=0.036) and 20% fewer non-vertebral fractures (6.5% versus 8.0%, p=0.011). At the meeting we also presented data regarding the incidence and types of adverse events and serious adverse events observed in the trial, which were similar between the placebo and denosumab groups.

•

In addition to the detailed results of Study 216, a pivotal fracture study, we presented the results of two non-pivotal phase 3 studies of denosumab in osteoporosis at the ASBMR. The first was a phase 3 head-to-head, double-blind trial known as the STAND (Study of Transitioning from AleNdronate to Denosumab) trial (“Study 234”). The results of this study demonstrated that subcutaneous injections of denosumab every six months achieved significantly greater increases in bone mineral density (“BMD”) versus those achieved with alendronate at all sites measured. For the primary endpoint, denosumab resulted in significant increases in BMD at the total hip compared with alendronate (1.9% versus 1.05%, p<0.0001). Treatment with denosumab also resulted in significant increases in BMD compared with continued alendronate treatment at all secondary endpoints including the lumbar spine, femoral neck, hip trochanter and 1/3 radius. The incidence and types of adverse events observed in the study, including neoplasm and infection, were similar between the denosumab and alendronate treatment groups. The most common adverse events across both treatment arms were back pain, arthralgia and nasal pharyngitis.

The second non-pivotal study was a head-to-head trial comparing denosumab to weekly oral alendronate, also known as the DECIDE (Determining Efficacy: Comparison of Initiating Denosumab versus Alendronate) trial (“Study 141”). As a part of this study, patients were given a questionnaire after 12 months of treatment to gauge preference on mode of administration as well as satisfaction with frequency of dosing of twice-yearly subcutaneous injections versus weekly oral tablet. More than three-quarters of patients in both study arms preferred subcutaneous injection over oral pills (77% versus 23%, p <0.0001). In addition, significantly more patients were more satisfied with twice-yearly dosing compared to weekly dosing (80% versus 20% placebo injection versus weekly oral alendronate, and 79% versus 21% denosumab versus weekly placebo tablet, p <0.0001 for both study groups).

Denosumab Oncology

•

On July 14, 2008, we announced findings from a three-year pivotal phase 3 placebo-controlled trial evaluating denosumab in the treatment of bone loss in men undergoing androgen deprivation therapy (“ADT”) for non-metastatic prostate cancer. In this study of more than 1,400 men, denosumab treatment produced statistically significantly greater increases in BMD at the lumbar spine (primary endpoint) and non-vertebral sites compared with placebo at multiple time points. These improvements in BMD were consistent with those seen in other denosumab studies evaluating BMD in women with breast cancer receiving aromatase inhibitor therapy, and in postmenopausal women with low bone mass. During the thirty-six month evaluation period, men receiving denosumab experienced less than half the incidence of new vertebral fractures (a secondary endpoint) compared with those receiving placebo, a statistically significant finding. Furthermore, in the denosumab arm there were fewer non-vertebral fractures over the thirty-six month period.

Other

•

During the three months ended September 30, 2008, we received interim results from a phase 2 study of AMG 317 in patients with moderate to severe asthma. The data showed evidence of biological activity; however, the clinical efficacy from the interim analysis did not meet our expectations. The phase 2 study will be completed this year and results will be submitted to an appropriate peer-reviewed forum.

    Competition

•

On October 17, 2008, the Massachusetts District Court entered judgment that the patents in suit are valid and enforceable, and would be infringed by the import, use and sale of Roche’s pegylated-erythropoietin product. The Massachusetts District Court permanently enjoined Roche from infringing the ‘422 patent, the ‘933 patent, the ‘868 patent and the ‘698 patent for the remaining life of these patents.

•

On September 15, 2008, Ratiopharm’s Ratiograstim®/Filgrastim Ratiopharm®, CT Arzneimittel’s Biograstim® and Teva Generics (“Teva”) Tevagrastim®, all G-CSF biosimilar products, received marketing authorization from the European Commission. Ratiopharm launched its G-CSF biosimilar product, Ratiograstim®, in the United Kingdom in October 2008, and is expected to launch it in Germany and several other European markets in the fourth quarter of 2008. CT Arzneimittel is expected to market its G-CSF biosimilar product in Germany in the fourth quarter of 2008. Teva stated that it would begin marketing its G-CSF biosimilar product throughout Europe in 2009.

    Other Developments

•

On September 15, 2008, we announced that we have entered into an agreement with Biovitrum AB (“Biovitrum”) under which Biovitrum will acquire from us the marketed biologic therapeutic products Kepivance® (palifermin) and Stemgen® (ancestim), and will also obtain from us a worldwide exclusive license to Kineret® (anakinra) for its current approved indication. In connection with entering into this agreement, we recorded a $9 million loss accrual on the disposal in the three months ended September 30, 2008. This amount is included in “Interest and other income and (expense), net” in the Condensed Consolidated Statements of Income.

For the three and nine months ended September 30, 2008, net income was $1.2 billion and $3.2 billion, respectively, and diluted earnings per share was $1.09 per share and $3.00 per share, respectively. As of September 30, 2008, cash, cash equivalents and marketable securities were $9.8 billion, of which approximately $7.7 billion was generated from operations in foreign tax jurisdictions and is intended for use in our foreign operations. If these funds were repatriated for use in our U.S. operations, we would be required to pay additional U.S. federal and state income taxes at the applicable marginal tax rates. Our total debt outstanding was $11.2 billion as of September 30, 2008, of which $1.0 billion is scheduled to mature on November 28, 2008.

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

Most patients receiving Aranesp®, Neulasta® and NEUPOGEN® for approved indications are covered by government and/or private payer healthcare programs. Medicare and Medicaid government healthcare programs’ payment policies for drugs and biologicals are subject to various laws and regulations. Beginning in January 1, 2005 under the Medicare Prescription Drug Improvement and Modernization Act (the “MMA”), in the physician clinic setting and January 1, 2006, in the hospital outpatient and dialysis settings, Aranesp®, Neulasta® and NEUPOGEN® have been reimbursed under a Medicare Part B payment methodology that reimburses each product at 106% of its average sales price (“ASP”) (sometimes referred to as “ASP+6%”). Effective January 1, 2008, Medicare payment in the hospital outpatient setting reimburses each product at 105% of its ASP and CMS has the regulatory authority to further reduce the outpatient hospital payment formula in future years. For example, effective January 1, 2009, CMS, in its Outpatient Prospective Payment System Final Rule for 2009, released on October 30, 2008, set the payment rate in the hospital outpatient setting at ASP+4% for 2009. ASP is calculated by the manufacturer based on a statutorily defined formula and submitted to CMS. A product’s ASP is calculated and reported to CMS on a quarterly basis and therefore may change each quarter. The ASP in effect for a given quarter (the “Current Period”) is based upon certain historical sales and sales incentive data covering a statutorily defined period of time preceding the Current Period. For example, the ASP based payment rate for Aranesp® that will be in effect for the fourth quarter of 2008 will be based in part on certain historical sales and sales incentive data for Aranesp® from July 1, 2007 through June 30, 2008. CMS publishes the ASPs for products in advance of the quarter in which they go into effect.

In the United States, dialysis providers are primarily reimbursed for EPOGEN® by the federal government through the End Stage Renal Disease (“ESRD”) Program of Medicare. The ESRD Program reimburses approved providers for 80% of allowed dialysis costs; the remainder is paid by other sources, including patients, state Medicaid programs, private insurance, and to a lesser extent, state kidney patient programs. The ESRD Program reimbursement methodology is established by federal law and is monitored and implemented by CMS. Effective January 1, 2006, the payment mechanism for separately reimbursed dialysis drugs in both free-standing and hospital-based dialysis centers, including EPOGEN® and Aranesp®, is reimbursed by Medicare at ASP+6% using the same payment amounts used in the physician clinic setting. Beginning in the third quarter of 2007, based on its ongoing assessment for payment of Part B drugs, CMS instituted a single payment limit for Epoetin alfa (EPOGEN® and PROCRIT®) in all provider settings. Any changes to the ASP calculations directly affect the Medicare reimbursement for our products administered in the physician clinic setting, dialysis facility and hospital outpatient setting. These calculations are regularly reviewed for completeness and based on such review, we have revised our reported ASPs to reflect calculation changes both prospectively and retroactively. For example, partially as a result of our methodology changes, our ASP reimbursement rate for EPOGEN® was reduced for the third quarter of 2007.

Since April 1, 2006, the Medicare reimbursement for ESAs administered to dialysis patients has been subject to a revised EMP, the Medicare payment review mechanism used by CMS to monitor EPOGEN® and Aranesp® utilization and appropriate hematocrit outcomes of dialysis patients. The EMP was revised, effective January 1, 2008, requiring a 50% reduction in Medicare reimbursement if a patient’s Hb is above 13 g/dL for three or more consecutive months. In addition, the revised EMP reduces the monthly dosing limits to 400,000

IUs of EPOGEN®, from 500,000 IUs, and to 1,200 mcgs of Aranesp®, from 1,500 mcgs. The implementation of the revised EMP and ESA labeling changes led to a decline in EPOGEN® sales for the first quarter of 2008 compared to the first quarter of 2007 primarily due to a decline in both overall utilization and as well as average dosing per patient. However, this dose decline subsequently stabilized but may further fluctuate in the future.

Changes resulting from the MMA, which beginning in 2005 lowered reimbursement for our products, could negatively affect product sales of some of our marketed products. However, we believe that our product sales for 2005, 2006, 2007 and for the first three quarters of 2008 were not significantly impacted by the reimbursement changes resulting from the MMA. However, additional provisions of the MMA and other regulations or legislation affecting reimbursement that have gone or may go into effect could affect our product sales in the future. For example, on July 15, 2008, the Medicare Improvements for Patients and Providers Act of 2008 became law with a number of Medicare and Medicaid reforms including a broader payment bundle for dialysis services and drugs which will require CMS, beginning in 2011, to establish a bundled Medicare payment rate that includes dialysis services and drug/labs that are currently separately billed. The new bundled rate will include dialysis services covered under the current composite rate, all ESAs and other intravenous injectable drugs and oral equivalent forms used in dialysis. The bundled reimbursement rate will be phased in over a four-year period in equal increments starting in 2011. It is possible that providers could elect to move to a full Medicare bundled payment in 2011. CMS will also be required to establish a quality incentive program that begins concurrently with bundling in 2011 which subjects facilities to up to a 2% annual reduction in Medicare reimbursement for failure to meet or exceed CMS quality performance standards, which include anemia management and dialysis adequacy. Bundling initiatives that have been implemented in other healthcare settings have occasionally resulted in lower utilization of services that had not previously been a part of the bundled payment. We are in the process of evaluating the new Medicare legislation on our business and cannot predict the full impact a bundled payments system would have on sales of EPOGEN® or Aranesp® used in the treatment of persons receiving outpatient dialysis services.

In addition, in response to CMS considering and rejecting changes to the ASP calculation methodology for accounting for discounts in multi-product contracts in the 2007 Medicare Physician Fee Schedule Final Rule, MedPAC released its second Congressionally-mandated report on December 29, 2006 on the impact of changes in Medicare payments for Part B Drugs specifically recommending that the Secretary of the Department of Health and Human Services clarify ASP reporting requirements “to ensure that ASP calculations allocate discounts to reflect the transaction price for each drug.” Under the ASP system, we allocate our discounts based on the prices paid for individual drugs, according to the terms of its contracts with physicians and other purchasers, and we believe that the resulting ASPs reflect the transaction prices for individual drugs. Referencing a MedPAC December 2006 report, CMS proposed in the Medicare Physician Fee Schedule Proposed Rule for 2008 revising the methodology for calculating ASP to require the reallocation of price concessions of drugs sold under “bundled arrangements,” described by CMS in part as an arrangement regardless of physical packaging under which the rebate, discount or other price concession is conditioned upon the purchase of the same drug or biological or other drugs or biologicals or some other performance requirement. In the Medicare Physician Fee Schedule Final Rule for 2008, CMS stated that it was not finalizing the proposed regulatory change at this time, based on comments recommending a delay and raising concerns about the proposal. The agency also clarified that in the absence of specific guidance, manufacturers may continue to make “reasonable assumptions” in the calculation of ASP, consistent with the general requirements and the intent of the Medicare statute and regulations and their customary business practices. The agency stated that it will continue to monitor this issue and may provide more specific guidance in the future. In the Medicare Physician Fee Schedule Final Rule for 2009 released on October 30, 2008, the agency did not address the topic of bundled price concessions.

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

We believe this restriction on reimbursement of ESAs in the Decision Memorandum has had a material adverse effect on the use, reimbursement and sales of Aranesp®, and our business and results of operations. Additionally, based on our knowledge, although no private payers have implemented the Decision Memorandum to date, many private payers have implemented the restrictions included in the Decision Memorandum. Further, we believe many healthcare providers have reduced ESA utilization for all of their patients regardless of insurance coverage.

In addition, the FDA held a joint meeting of the CRDAC and the DSaRMAC on September 11, 2007, which evaluated the safety data on ESA use in renal disease. On July 31, 2008, CMS issued a listing of potential topics for future NCDs as a step to increase transparency in the NCD process and which included as potential topics the use of ESAs in ESRD and chronic kidney disease (“CKD”). CMS has not announced whether it will proceed to a NCD for ESAs in ESRD or CKD and we cannot predict whether ESAs in the renal setting will be the subject of a future NCD, however, any final NCD for ESAs in the renal setting, which may include non-coverage and/or new dosing and treatment restrictions similar to those proposed in Decision Memorandum for treatment of anemia in oncology with ESAs, would negatively affect use, reduce reimbursement and coverage, negatively affect product sales of our ESA products and may have a material adverse effect on our business and results of operations. In addition, on August 22, 2008 our platelet producer for the treatment of thrombocytopenia in splenectomized (spleen removed) and non-splenectomized adults with chronic ITP, NplateTM, was approved by the FDA and falls within the thrombopoiesis stimulating agents (platelet growth factors) topic that was also included on CMS’ July 31, 2008 potential future NCD topic list. We cannot predict whether NplateTM will be the subject of a future NCD.

Further, the Deficit Reduction Act of 2005 (“DRA”) included provisions, which are phased in over time, regarding state collection and submission of data for the purpose of collecting Medicaid drug rebates from manufacturers for physician-administered drugs. We expect that state compliance with elements of these provisions that became effective on January 1, 2006, has increased the level of Medicaid rebates paid by us.

Results of Operations

Product sales

For the three and nine months ended September 30, 2008 and 2007, worldwide product sales and total product sales by geographic region were as follows (dollar amounts in millions):

	Three months ended September 30,			Nine months ended September 30,
	2008	2007	Change	2008	2007	Change
Aranesp®	$845	$818	3%	$2,431	$2,787	(13)%
EPOGEN®	634	602	5%	1,810	1,851	(2)%
Neulasta®/NEUPOGEN®	1,192	1,100	8%	3,479	3,159	10%
ENBREL	893	821	9%	2,685	2,374	13%
Sensipar®	161	122	32%	444	335	33%
Vectibix®	41	41	0%	107	137	(22)%
Other	18	20	(10)%	57	50	14%

Total product sales	$3,784	$3,524	7%	$11,013	$10,693	3%

Total U.S.	$2,929	$2,809	4%	$8,560	$8,572	0%
Total International	855	715	20%	2,453	2,121	16%

Total product sales	$3,784	$3,524	7%	$11,013	$10,693	3%

Product sales are influenced by a number of factors, including demand, third-party reimbursement availability and policies, government programs, regulatory developments or guidelines, clinical trial outcomes, clinical practice, contracting and pricing strategies, wholesaler and end-user inventory management practices, patient population growth, fluctuations in foreign currency exchange rates, new product launches and indications, competitive products, product supply and acquisitions.

Total product sales for the three and nine months ended September 30, 2008 increased 7% and 3% as compared to the prior year comparative periods, respectively. Product sales in the United States for the three and nine months ended September 30, 2008 totaled $2.9 billion and $8.6 billion, respectively, representing an increase of 4% for the three month period and remaining essentially unchanged for the nine month period compared to the prior year comparative periods. International product sales for the three and nine months ended September 30, 2008 totaled $855 million and $2.5 billion, respectively, reflecting increases of 20% and 16% over the prior year comparative periods. International product sales for the three and nine months ended September 30, 2008 reflect favorable foreign currency exchange rate changes of $78 million and $243 million, respectively. Excluding the impact of foreign currency exchange rate changes for the three and nine months ended September 30, 2008, worldwide product sales increased 5% and 1%, respectively, and international product sales increased 9% and 4%, respectively.

Aranesp®

For the three and nine months ended September 30, 2008 and 2007, total Aranesp® sales by geographic region were as follows (dollar amounts in millions):

	Three months ended September 30,			Nine months ended September 30,
	2008	2007	Change	2008	2007	Change
Aranesp® - U.S.	$458	$460	0%	$1,290	$1,692	(24)%
Aranesp® - International	387	358	8%	1,141	1,095	4%

Total Aranesp®	$845	$818	3%	$2,431	$2,787	(13)%

U.S. sales of Aranesp® in the three months ended September 30, 2008 benefited from a $54 million change in the accounting estimate related to its product sales returns reserve. Excluding the positive impact of the change in accounting estimate, U.S. sales of Aransep® decreased 12% compared to the three months ended September 30, 2007. This decrease in U.S. Aranesp® sales reflects the negative impact on demand, primarily in the supportive cancer care setting, of physician conformance to regulatory and reimbursement changes which principally occurred in the second half of 2007 and additional product label changes which occurred on August 6, 2008, as well as a slight decline in share. The decline in demand in the three months ended September 30, 2008 was partially offset by an increase in the average net sales price. The regulatory and reimbursement developments include in particular, (i) the CMS’ Decision Memorandum issued in July 2007, which significantly restricted Medicare reimbursement for use of Aranesp® in CIA and which we believe has also negatively impacted Aranesp® use in CIA for patients covered by private insurance plans, (ii) the loss of Aranesp® for use in the treatment of AoC in 2007 and (iii) the August 6, 2008, March 7, 2008, November 8, 2007 and March 9, 2007 product safety-related label changes in the United States. During the latter part of the three months ended December 31, 2007 and during the nine months ended September 30, 2008, underlying Aranesp® demand remained relatively stable, but in September 2008 we began to see a slight reduction in weekly sales which we believe is related to the early effect of the August 6, 2008 label revision on utilization patterns. We believe that Aranesp® sales in the United States, primarily in the supportive cancer care setting, will likely further decline as a result of the August 6, 2008 label revision, our new contracts entered into with our customers and the proposed REMS that we recently submitted to the FDA.

The decrease in U.S. Aranesp® sales for the nine months ended September 30, 2008, reflects the negative impact of the above noted regulatory and reimbursement developments as well as a slight decline in share, partially offset by an increase in the average net sales price and the positive impact of changes in the estimate of its product sales returns reserve.

The increase in international Aranesp® sales for the three and nine months ended September 30, 2008 is due to changes in foreign currency exchange rates, which positively impacted sales by approximately $35 million and $116 million, respectively. Excluding the impact of foreign currency exchange rate changes, international Aranesp® sales for the three and nine month periods decreased 2% and 6%, respectively, reflecting the impact of pricing pressures and ESA dosing conservatism. Through September 30, 2008, biosimilars and other recently introduced marketed products in Europe have not had a significant impact on total international Aranesp® segment share.

In addition to the factors mentioned in the “Product sales” section above, future worldwide Aranesp® sales will be dependent, in part, on such factors as:

•	regulatory developments, including those resulting from:

o	ESA product labeling changes in the United States on August 6, 2008, as the FDA directed;

o	risk management activities, including a REMS, undertaken by us or required by the FDA or other regulatory authorities;

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

•

adverse events or results from clinical trials or studies or meta-analyses performed by us, including our pharmacovigilance clinical trials, or by others (including our licensees or independent investigators), which have and could further impact product safety labeling, negatively impact healthcare provider prescribing behavior, use of our product, regulatory or private healthcare organization medical guidelines and reimbursement practices;

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

•	our current and future contracting and related pricing strategies;

•	patient population growth; and

•	development of new treatments for cancer and future chemotherapy treatments. For example, targeted therapies and other treatments that are less myelosuppressive may require less Aranesp®;

certain of which could have a material adverse impact on future sales of Aranesp®.

See the “Overview” section above and “Item 1A. Risk Factors” in Part II herein for further discussion of certain of the above factors that could impact our future product sales.

EPOGEN®

For the three and nine months ended September 30, 2008 and 2007, total EPOGEN® sales were as follows (dollar amounts in millions):

	Three months ended September 30,			Nine months ended September 30,
	2008	2007	Change	2008	2007	Change
EPOGEN® - U.S.	$634	$602	5%	$1,810	$1,851	(2)%

EPOGEN® sales for the three months ended September 30, 2008 increased 5% primarily due to an increase in demand, reflecting an increase in the average net sales price, favorable changes in wholesaler inventory levels and revised estimates of dialysis demand (primarily spillover) for prior quarters. Increased demand due to patient population growth was offset by a decline in dose/utilization within certain settings. The decrease of 2% in EPOGEN® sales for the nine months ended September 30, 2008 was primarily due to a decrease in demand, reflecting a decrease in the average net sales price, unfavorable wholesaler inventory changes and revised estimates of dialysis demand (primarily spillover) for prior quarters. Spillover is a result of the Company’s contractual relationship with J&J (see Note 1, “Summary of significant accounting policies – Product sales” to the Condensed Consolidated Financial Statements for further discussion).

In addition to the factors mentioned in the “Product sales” section above, future EPOGEN® sales will be dependent, in part, on such factors as:

•	reimbursement developments, including those resulting from:

o	changes in healthcare providers’ prescribing behavior resulting in dose fluctuations due to the CMS’ revisions to its EMP, which became effective January 1, 2008;

o	the federal government’s reaction to recent or future product label changes;

o	changes in reimbursement rates or changes in the basis for reimbursement by the federal and state governments, including Medicare and Medicaid;

•	regulatory developments, including those resulting from:

o	future product label changes;

o	risk management activities, including a REMS, undertaken by us or required by the FDA;

•	governmental or private organization regulations or guidelines relating to the use of our product, including changes in medical guidelines and legislative actions;

•

adverse events or results from clinical trials or studies or meta-analyses performed by us, including our pharmacovigilance clinical trials, or by others (including our licensees or independent investigators), which have and could further impact product safety labeling, negatively impact healthcare provider prescribing behavior, use of our product, regulatory or private healthcare organization medical guidelines and reimbursement practices;

•	cost containment pressures from the federal and state governments on healthcare providers;

•	our current and future contracting and related pricing strategies;

•	changes in future patient population growth or dose/utilization; and

•	development of new modalities to treat anemia associated with CRF;

certain of which could have a material adverse impact on future sales of EPOGEN®.

See the “Overview” section above and “Item 1A. Risk Factors” in Part II herein for further discussion of certain of the above factors that could impact our future product sales.

Neulasta®/NEUPOGEN®

For the three and nine months ended September 30, 2008 and 2007, total Neulasta®/NEUPOGEN® sales by geographic region were as follows (dollar amounts in millions):

	Three months ended September 30,			Nine months ended September 30,
	2008	2007	Change	2008	2007	Change
Neulasta® - U.S.	$633	$598	6%	$1,850	$1,744	6%
NEUPOGEN® - U.S.	223	232	(4)%	667	636	5%

U.S. Neulasta®/NEUPOGEN® - Total	856	830	3%	2,517	2,380	6%

Neulasta® - International	219	165	33%	620	472	31%
NEUPOGEN® - International	117	105	11%	342	307	11%

International Neulasta®/NEUPOGEN® - Total	336	270	24%	962	779	23%

Total Worldwide Neulasta®/NEUPOGEN®	$1,192	$1,100	8%	$3,479	$3,159	10%

The increase in U.S. sales of Neulasta®/NEUPOGEN® for the three and nine months ended September 30, 2008 primarily reflects an increase in demand for Neulasta® driven by an increase in the average net sales price. The increase in demand for the three months ended September 30, 2008 was partially offset by a decline in units sold, which we believe was primarily due to stocking by end users of our products, including healthcare providers such as physicians or their clinics and hospitals, which occurred in the three months ended June 30, 2008.

The increase in international Neulasta®/NEUPOGEN® sales for the three and nine months ended September 30, 2008 reflects changes in foreign currency exchange rates, which positively impacted combined international sales by $33 million and $97 million, respectively, as well as increased demand driven by continued conversion from NEUPOGEN® to Neulasta®. Excluding the favorable impact of foreign currency exchange rate changes, international Neulasta®/NEUPOGEN® sales increased 12% and 11% over the three and nine months ended September 30, 2007, respectively.

In addition to the factors mentioned in the “Product sales” section above, future worldwide Neulasta®/NEUPOGEN® sales growth will be dependent, in part, on such factors as:

•	penetration of existing segments;

•

competitive products or therapies, including biosimilar products that have been or may be approved in the European Union (“EU”) and be available shortly thereafter. For example, in September 2008, Ratiopharm’s Ratiograstim®/Filgrastim Ratiopharm®, CT Arzneimittel’s Biograstim® and Teva’s Tevagrastim®, all G-CSF biosimilar products, received marketing authorization from the European Commission. Ratiopharm has launched its G-CSF biosimilar product, Ratiograstim®, in the United Kingdom in October 2008, and is expected to launch it in Germany and several other European markets in the fourth quarter of 2008. CT Arzneimittel is expected to market its G-CSF biosimilar product in Germany in the fourth quarter of 2008. Teva stated that it would begin marketing its G-CSF biosimilar product throughout Europe in 2009.

•	reimbursement by third-party payers, including governments and private insurance plans;

•

adverse events or results from clinical trials or studies or meta-analyses performed by us or by others (including our licensees or independent investigators), which could expand safety labeling and may negatively impact healthcare provider prescribing behavior, use of our products, regulatory or private healthcare organization medical guidelines and reimbursement practices;

•	governmental or private organization regulations or guidelines relating to the use of our products;

•	cost containment pressures from governments and private insurers on healthcare providers;

•	our current and future contracting and related pricing strategies;

•	patient population growth; and

•	development of new treatments for cancer and future chemotherapy treatments. For example, targeted therapies and other treatments that are less myelosuppressive may require less Neulasta®/NEUPOGEN®.

See the “Overview” section above and “Item 1A. Risk Factors” in Part II herein for further discussion of certain of the above factors that could impact our future product sales.

ENBREL

For the three and nine months ended September 30, 2008 and 2007, total ENBREL sales by geographic region were as follows (dollar amounts in millions):

	Three months ended September 30,			Nine months ended September 30,
	2008	2007	Change	2008	2007	Change
ENBREL - U.S.	$838	$777	8%	$2,531	$2,247	13%
ENBREL - International	55	44	25%	154	127	21%

Total ENBREL	$893	$821	9%	$2,685	$2,374	13%

ENBREL sales growth for the three months ended September 30, 2008 reflects higher demand due to increases in both average net sales price and patients. ENBREL sales growth in the three months ended September 30, 2008 was affected by share declines in the United States compared to the three months ended September 30, 2007 due to increased competitive activity. However, sales growth continued in both rheumatology and dermatology, and ENBREL continues to maintain a leading position in both segments.

ENBREL sales growth for the nine months ended September 30, 2008 reflects higher demand due to increases in both average net sales price and patients and an initial wholesaler inventory stocking of approximately $120 million resulting from the shift to a wholesaler distribution model in the three months ended March 31, 2008. During the three months ended March 31, 2008, ENBREL’s distribution model was converted from primarily being drop shipped directly to pharmacies to a wholesaler distribution model similar to our other products in the United States. We believe that this estimated initial wholesaler inventory stocking is within the expected normal inventory range. ENBREL sales growth in the nine months ended September 30, 2008 was affected by share declines in the United States compared to the nine months ended September 30, 2007 due to increased competitive activity.

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

•	recent or future product label changes;

•	risk management activities, including a REMS, undertaken by us or required by the FDA or other regulatory authorities;

•	growth in the rheumatology and dermatology segments;

•	the outcome of the FDA’s review of the supplemental BLA for the use of ENBREL in pediatric patients with chronic moderate to severe plaque psoriasis;

•	the availability, extent and access to reimbursement by government and third-party payers;

•

adverse events or results from clinical trials or studies or meta-analyses performed by us or by others (including our licensees or independent investigators), which could expand safety labeling and may negatively impact healthcare provider prescribing behavior, use of our product, regulatory or private healthcare organization medical guidelines and reimbursement practices;

•	governmental or private organization regulations or guidelines relating to the use of our product;

•	cost containment pressures from governments and private insurers on healthcare providers;

•	current and future contracting and related pricing strategies;

•	patient population growth; and

•	penetration of existing and new segments, including potential expanded indications.

See the “Overview” section above and “Item 1A. Risk Factors” in Part II herein for further discussion of certain of the above factors that could impact our future product sales.

Selected operating expenses

The following table summarizes selected operating expenses for the three and nine months ended September 30, 2008 and 2007 (dollar amounts in millions):

	Three months ended September 30,			Nine months ended September 30,
	2008	2007	Change	2008	2007	Change
Product sales	$3,784	$3,524	7%	$11,013	$10,693	3%
Operating expenses:
Cost of sales (excludes amortization of acquired intangible assets)	$677	$792	(15)%	$1,738	$1,942	(11)%
% of product sales	18%	22%		16%	18%
Research and development	$729	$776	(6)%	$2,232	$2,444	(9)%
% of product sales	19%	22%		20%	23%
Selling, general and administrative	$900	$730	23%	$2,678	$2,360	13%
% of product sales	24%	21%		24%	22%
Amortization of acquired intangible assets	$74	$76	(3)%	$221	$224	(1)%
Write-off of acquired in-process research and development	$-	$590	(100)%	$-	$590	(100)%
Other charges	$12	$254	(95)%	$306	$543	(44)%

Cost of sales

Cost of sales, which excludes the amortization of acquired intangible assets (see “Condensed Consolidated Statements of Income”), decreased 15% for the three months ended September 30, 2008 primarily driven by prior year restructuring costs, principally accelerated depreciation, which totaled $113 million. Absent the impact of the restructuring costs, costs of sales was relatively unchanged from the prior year as higher sales volume was offset by lower inventory reserves, lower excess capacity charges and lower ENBREL manufacturing costs. Cost of Sales for the nine months ended September 30, 2008 decreased 11% primarily as the result of charges incurred in the nine months ended September 30, 2007 including the above-mentioned restructuring charges and the write-off of a semi-completed manufacturing asset. Cost of sales for the nine months ended September 30, 2008 also reflects lower inventory reserves and lower excess capacity charges than the nine months ended September 30, 2007.

Research and development

R&D costs are expensed as incurred and primarily include salaries, benefits and other staff related costs; facilities and overhead costs; clinical trial and related clinical manufacturing costs; contract services and other outside costs; information systems and amortization of acquired technology used in R&D with alternative future uses. R&D expenses consist of internal R&D costs; costs incurred under R&D arrangements with our corporate partners, such as activities performed on behalf of KA, and costs associated with collaborative R&D and in-licensing arrangements, including upfront fees and milestones paid to collaboration partners in connection with technologies that have no alternative future use. Net payment or reimbursement of R&D costs for R&D collaborations are recognized as the obligation has been incurred or as we become entitled to the cost recovery.

R&D expenses for the three and nine months ended September 30, 2007 include $18 million of restructuring costs, comprised of $35 million in charges related to asset impairments offset by a $17 million benefit associated with the reversal of previously accrued expenses for bonuses and stock-based compensation awards, which were forfeited as a result of the employees’ termination. During the three months ended September 30, 2008, there were no R&D restructuring related costs. For the nine months ended September 30, 2008, restructuring related R&D costs totaled $3 million. See Note 2, “Restructuring” to the Condensed Consolidated Financial Statements for further discussion.

R&D expenses decreased 6% for the three months ended September 30, 2008 due to lower clinical trial costs of $39 million; a decrease of $22 million in merger related expenses; the above noted decline in restructuring related costs of $18 million and the net benefit derived from our licensing activities, including our transaction with Takeda Pharmaceutical Company Limited (“Takeda”) in Japan, totaling $11 million, partially offset by $15 million of higher staff related costs. Our clinical trial costs were lower in the three months ended September 30, 2008 primarily due to the completion of enrollment of our large denosumab clinical trials and the related significant costs associated with site initiation and patient enrollment no longer being incurred, partially offset by the increased clinical costs for our emerging pipeline.

R&D expenses decreased 9% for the nine months ended September 30, 2008, which was primarily attributable to $100 million of decreased staff related costs; $88 million of lower clinical trial costs; $82 million of cost recoveries derived from licensing transactions, primarily with Daiichi Sankyo Company and Takeda in Japan; $24 million of decreased merger related expenses and $15 million in reduced restructuring related costs, partially offset by a $100 million expense in the nine months ended September 30, 2008 for the upfront payment associated with the Kyowa Hakko collaboration. Clinical trial costs decreased as some of our large clinical trials completed enrollment, as discussed above.

Selling, general and administrative

SG&A expenses are primarily comprised of salaries and benefits associated with sales and marketing, finance, legal and other administrative personnel; outside marketing and legal expenses; overhead and facilities costs and other general and administrative costs. In connection with a co-promotion agreement, we and Wyeth market and sell ENBREL in the United States and Canada and Wyeth is paid a share of the related profits, as defined. The share of ENBREL’s profits owed to Wyeth (the “Wyeth profit share expense”) is included in SG&A expenses.

For the three and nine months ended September 30, 2007, we recorded $92 million in cost recoveries for certain restructuring charges, principally with respect to accelerated depreciation, in connection with our co-promotion agreement with Wyeth totaling $83 million, and $9 million of benefit associated with the reversal of previously accrued expenses for bonuses and stock-based compensation awards, which were forfeited as a result of the employees’ termination. During the three months ended September 30, 2008, there were no SG&A restructuring related costs. For the nine months ended September 30, 2008, restructuring related SG&A costs totaled $1 million. See Note 2, “Restructuring” to the Condensed Consolidated Financial Statements for further discussion.

For the three months ended September 30, 2008, the 23% increase in SG&A was due to the above noted recoveries of restructuring related costs in the prior year and higher expenses during the three months ended September 30, 2008 for Wyeth profit share expense and staff related costs of $53 million and $45 million, respectively, partially offset by lower litigation expense of $28 million. For the three months ended September 30, 2008 and 2007, the Wyeth profit share expense was $298 million and $245 million, respectively.

For the nine months ended September 30, 2008, the 13% increase in SG&A was due to the above noted recoveries of restructuring related costs in the prior year and, higher expenses for the nine months ended September 30, 2008 for Wyeth profit share expense and staff related costs of $167 million and $99 million, respectively, partially offset by lower litigation expense of $35 million. For the nine months ended September 30, 2008 and 2007, the Wyeth profit share expense was $886 million and $719 million, respectively.

Amortization of acquired intangible assets

Amortization of acquired intangible assets relates to the acquired product technology rights acquired in connection with the Immunex acquisition.

Other charges

As discussed in Note 2, “Restructuring” to the Condensed Consolidated Financial Statements, on August 15, 2007, we announced plans to restructure our worldwide operations in order to improve our cost structure while continuing to make significant R&D investments and build the framework for our future growth. As a result of this restructuring plan, we recorded the following charges during the three and nine months ended September 30, 2008: (i) staff separation costs of $0 and $4 million, respectively, (ii) asset impairment charges of $1 million and $15 million, respectively, and (iii) other charges of $7 million and $20 million, respectively, primarily related to loss accruals for leases for certain facilities that will not be used in our business.

In conjunction with the above noted restructuring activities, we recorded the following charges during the three and nine months ended September 30, 2007: (i) staff separation costs of $104 and $107 million, respectively and (ii) asset impairment charges of $71 million and $357 million, respectively. In addition, we recorded other charges of $79 million during the three and nine months ended September 30, 2007 primarily related to loss accruals for leases for certain R&D facilities that will not be used in our business.

Also, in the three and nine months ended September 30, 2008, the Company recorded loss accruals for settlements of certain commercial legal proceedings aggregating $4 million and $267 million, respectively. Loss accruals for the nine months ended September 30, 2008 principally related to the settlement of the Ortho Biotech antitrust suit.

Interest and other income and (expense), net

Interest and other income and (expense), net for the three months ended September 30, 2008 was $12 million of expense compared to $21 million of expense for the three months ended September 30, 2007. This change is primarily due to higher interest income of $17 million, primarily due to higher cash balances and lower interest expense of $19 million, primarily due to lower interest rates, partially offset by the loss accrued in the three months ended September 30, 2008 on the sale of certain less significant marketed products and related assets of $9 million, which was part of our restructuring plan.

Interest and other income and (expense), net for the nine months ended September 30, 2008 was $19 million of income compared to $20 million of expense for the nine months ended September 30, 2007. This change is primarily due to the write-off of $51 million of deferred financing and related costs in March 2007 resulting from the repayment of certain of our convertible debt, an increase in net realized gains of approximately $48 million primarily due to the rebalancing of investments in our marketable securities portfolio, an increase in interest income of approximately $27 million primarily due to higher average cash balances, partially offset by incremental interest expense of approximately $59 million primarily related to the issuance of $4.0 billion of debt in May 2007 and $1.0 billion of debt in May 2008, and $9 million related to the loss accrued on the sale of certain less significant marketed products and related assets.

Income taxes

Our effective tax rates for the three and nine months ended September 30, 2008 were 21.3% and 21.0%, respectively, compared with 46.0% and 19.7%, respectively, for the same periods last year. The decrease in our effective tax rate for the three months ended September 30, 2008 compared to the same period last year was primarily due to the non-deductible, acquired IPR&D expense incurred in connection with the acquisitions of Alantos and Ilypsa in 2007, partially offset by expiration of the federal research and experimentation tax credit (“R&D credit”) on December 31, 2007. The increase in our effective tax rate for the nine months ended September 30, 2008 compared to the same period last year was primarily due to the favorable resolution of our prior year’s federal income tax examination in the second quarter of 2007, expiration of federal R&D credit for 2008 that was not extended prior to September 30, 2008, partially offset by the non-deductible, acquired IPR&D expense incurred in connection with Alantos and Ilypsa in 2007.

See Note 4, “Income taxes” to the Condensed Consolidated Financial Statements for further discussion.

Recent accounting pronouncements

In June 2008, the FASB ratified EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). Equity-linked instruments (or embedded features) that otherwise meet the definition of a derivative as outlined in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” are not accounted for as derivatives if certain criteria are met, one of which is that the instrument (or embedded feature) must be indexed to the entity’s stock. EITF 07-5 provides guidance on how to determine if equity-linked instruments (or embedded features) such as warrants to purchase our stock, our convertible notes and convertible note hedges are considered indexed to our stock. EITF 07-5 is effective for the financial statements issued for fiscal years and interim periods within those fiscal years, beginning after December 15, 2008 and will be applied to outstanding instruments as of the beginning of the fiscal year in which it is adopted. Upon adoption, a cumulative effect adjustment will be recorded, if necessary, based on amounts that would have been recognized if this guidance had been applied from the issuance date of the affected instruments. We are currently determining the impact that EITF 07-05 will have on our financial statements, if any.

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” and SFAS No. 160, “Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”. These standards will significantly change the accounting and reporting for business combination transactions and noncontrolling (minority) interests in consolidated financial statements, including capitalizing at the acquisition date the fair value of acquired IPR&D, and testing for impairment and writing down these assets, if necessary, in subsequent periods during their development. These new standards will be applied prospectively for business combinations that occur on or after January 1, 2009, except that presentation and disclosure requirements of SFAS 160 regarding noncontrolling interests will be applied retrospectively.

Financial Condition, Liquidity and Capital Resources

The following table summarizes selected financial data (in millions):

	September 30, 2008	December 31, 2007
Cash, cash equivalents and marketable securities	$9,757	$7,151
Total assets	36,998	34,639
Current debt	1,000	2,000
Non-current debt	10,176	9,177
Stockholders’ equity	19,832	17,869

We believe that existing funds, cash generated from operations and existing sources of and access to financing are adequate to satisfy our working capital, capital expenditure and debt service requirements for the foreseeable future. In addition, we plan to opportunistically pursue our stock repurchase programs and other business initiatives, including acquisitions and licensing activities. Our liquidity needs can be met through a variety of sources, including: cash provided by operating activities, sale of marketable securities, borrowings through commercial paper and/or our syndicated credit facility and other debt markets and equity markets. Our current financial position, liquidity and credit ratings should allow us to access the capital markets. However, due to the recent extreme volatility and disruption in the capital markets, we expect to be opportunistic in our timing for raising financing in the future. We have cash available to retire our remaining $1.0 billion of floating rate notes due on November 28, 2008 (following the redemption of $1.0 billion of such notes in June 2008). In addition, we anticipate that our business will generate sufficient cash for us to have flexibility to repay $1.0 billion of our 4.00% notes due November 2009 without incurring additional indebtedness.

Cash, cash equivalents and marketable securities

Of the total cash, cash equivalents and marketable securities at September 30, 2008, approximately $7.7 billion was generated from operations in foreign tax jurisdictions and is intended for use in our foreign operations. If these funds were repatriated for use in our U.S. operations, we would be required to pay additional U.S. federal and state income taxes at the applicable marginal tax rates.

Financing arrangements

The following table reflects the carrying value of our long-term borrowings under our various financing arrangements as of September 30, 2008 and December 31, 2007 (in millions):

	September 30, 2008	December 31, 2007
0.125% convertible notes due 2011 (2011 Convertible Notes)	$2,500	$2,500
0.375% convertible notes due 2013 (2013 Convertible Notes)	2,500	2,500
5.85% notes due 2017 (2017 Notes)	1,099	1,099
Floating rate notes due 2008 (2008 Floating Rate Notes)	1,000	2,000
4.00% notes due 2009 (2009 Notes)	1,000	999
4.85% notes due 2014 (2014 Notes)	1,000	1,000
6.375% notes due 2037 (2037 Notes)	899	899
6.15% notes due 2018 (2018 Notes)	499	-
6.90% notes due 2038 (2038 Notes)	498	-
Other	181	180

Total borrowings	11,176	11,177
Less current portion	1,000	2,000

Total non-current debt	$10,176	$9,177

On April 17, 2008, we filed a shelf registration statement with the SEC, which replaced our previous $1.0 billion shelf registration statement and allows us to issue an unspecified amount of debt securities; common stock; preferred stock; warrants to purchase debt securities, common stock, preferred stock or depository shares; rights to purchase common stock or preferred stock; securities purchase contracts; securities purchase units and depository shares. Under this registration statement, all of the securities available for issuance may be offered from time to time with terms to be determined at the time of issuance.

In May 2008, we increased our commercial paper program by $1.3 billion, which provides for unsecured, short-term borrowings of up to an aggregate of $2.5 billion. We also have a $2.5 billion syndicated unsecured revolving credit facility which matures in November 2012 and is available for general corporate purposes, or as a liquidity backstop to our commercial paper program; however, $178 million of such commitment was provided by a subsidiary of Lehman. Lehman declared bankruptcy on September 15, 2008, and the subsidiary participant in our credit facility subsequently declared bankruptcy on October 5, 2008. As a result, we would not anticipate the ability to access this specific commitment provided by Lehman in the future. No amounts were outstanding under the commercial paper program or credit facility as of September 30, 2008.

Certain of our financing arrangements contain non-financial covenants and we were in compliance with all applicable covenants as of September 30, 2008. None of our financing arrangements contain any financial covenants. Our outstanding convertible notes and our other outstanding long-term notes are rated “A+” with a stable outlook by Standard & Poor’s, “A3” with a stable outlook by Moody’s Investors Service, Inc. and “A” with a stable outlook by Fitch, Inc.

See Note 5, “Financing arrangements” to our Condensed Consolidated Financial Statements for further discussions of the transactions during the nine months ended September 30, 2008 and “Recent accounting pronouncements” for a discussion of future impacts to the accounting for our convertible debt.

Cash flows

The following table summarizes our cash flow activity (in millions):

	Nine months ended September 30,
	2008	2007
Net cash provided by operating activities	$4,591	$3,871
Net cash used in investing activities	(2,618)	(1,295)
Net cash used in financing activities	(1,475)	(2,470)

Operating

Cash provided by operating activities has been and is expected to continue to be our primary recurring source of funds. Cash provided by operating activities during the nine months ended September 30, 2008 increased primarily due to the receipt of $300 million for an upfront milestone payment related to our licensing agreement with Takeda, which is included in the “Changes in deferred revenue” in the Condensed Consolidated Statements of Cash Flows, increased cash receipts from the sale of our products, lower payments in the ordinary course of business and lower tax payments, partially offset by payments for legal settlements totaling $283 million.

Investing

Cash used in investing activities during the nine months ended September 30, 2008 increased primarily due to the net purchases of marketable securities partially offset by a decrease in capital expenditures. Net purchases of marketable securities were $2.2 billion in the nine months ended September 30, 2008 compared to net receipts of $473 million for the nine months ended September 30, 2007. Capital expenditures totaled $494 million during the nine months ended September 30, 2008, compared with $1.0 billion during the same period in the prior year. The capital expenditures during the nine months ended September 30, 2008 were primarily associated with manufacturing capacity expansions in Puerto Rico, Fremont and other site developments and investment in our global enterprise resource planning (“ERP”) system and other information systems projects. The capital expenditures during the nine months ended September 30, 2007 were primarily associated with manufacturing capacity and site expansions in Puerto Rico and other locations and investment in our global ERP system and other information systems projects. We currently estimate 2008 spending on capital projects and equipment to be approximately $750 million.

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

During the nine months ended September 30, 2008, we repurchased 32.7 million shares of our common stock at a total cost of $1.6 billion, in connection with an ASR entered into in May 2008. During the nine months ended September 30, 2007, we repurchased 85.2 million shares of our common stock at a total cost of $5.0 billion, in connection with an ASR entered into in May 2007. As of September 30, 2008, we had $4.9 billion available for stock repurchases as authorized by our Board of Directors. The manner of purchases, amount we spend and the number of shares repurchased will vary based on a number of factors including the stock price, blackout periods in which we are restricted from repurchasing shares, and our credit rating and may include private block purchases as well as market transactions. Repurchases under our stock repurchase programs reflect, in part, our confidence in the long-term value of our common stock. Additionally, we believe that it is an effective way of returning cash to our stockholders.

We receive cash from the exercise of employee stock options and proceeds from the sale of stock. Employee stock option exercises provided $114 million and $244 million of cash during the nine months ended September 30, 2008 and 2007, respectively. Proceeds from the exercise of employee stock options will vary from period to period based upon, among other factors, fluctuations in the market value of our stock relative to the exercise price of such options.

On March 2, 2007, as a result of holders of substantially all of our outstanding 2032 Modified Convertible Notes exercising their March 1, 2007 put option, we purchased $2.3 billion aggregate principal amount, or the majority of the then outstanding convertible notes at their then-accreted value for $1.7 billion in cash.

In May 2007, we issued $2.0 billion aggregate principal amount of floating rate notes due in 2008, $1.1 billion aggregate principal amount of 5.85% notes due in 2017 and $900 million aggregate principal amount of 6.375% notes due in 2037. The 2008 Floating Rate Notes bear interest at a rate per annum, equal to LIBOR plus 0.08%, which is reset quarterly. A total of $3.2 billion of the net proceeds raised from the issuance of these notes were used to repurchase shares of our common stock under an ASR entered into in May 2007.

Contractual Obligations

On October 22, 2008, we entered into an agreement with International Business Machines Corporation (“IBM”) for information systems infrastructure services including electronic messaging systems, networks, helpdesk support for end users, physical information technology support, servers hosting applications, information systems hardware refresh, and evolution of methods, processes and technologies being used to provide information systems infrastructure services. The term of the agreement is five years with three one-year renewal options by us, for a total of an eight year term. The cost to us for the five year term is estimated to be $500 million with a full eight year term estimated to be $800 million.

Item 4.	CONTROLS AND PROCEDURES

We maintain “disclosure controls and procedures,” as such term is defined under Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in Amgen’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to Amgen’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, Amgen’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and, in reaching a reasonable level of assurance, Amgen’s management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation under the supervision and with the participation of our management, including Amgen’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Amgen’s disclosure controls and procedures. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2008.

Management determined that, as of September 30, 2008, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As a result of this increasing concern, potential or perceived safety signals and safety concerns, from clinical trials, use by the market or other sources, are receiving greater scrutiny, which may lead to (i) fewer treatments being approved by the FDA or other regulatory bodies, (ii) revised labeling of an approved product or a class of products for safety reasons, potentially including a boxed warning or additional limitations on the use of approved products in specific therapeutic areas (possibly until additional clinical trials can be designed and completed), (iii) mandated PMCs, pharmacovigilance programs for approved products and/or (iv) requirement of risk management activities (including a REMS) related to the promotion and sale of a product. In addition, significant concerns about the safety and effectiveness of our products could ultimately lead to the revocation of marketing approval by therapeutic area, or in total, which would have a material adverse effect on the use, sales and reimbursement of the affected products and on our business and results of operations. (See “— Our sales depend on payment and reimbursement from third-party payers, and, to the extent that reimbursement for our products is reduced, this could negatively impact the utilization of our products.”)

Certain specific labeling or label changes of approved products or product candidates may be necessary or required for a number of reasons, including: the identification of actual or theoretical safety or efficacy concerns by regulatory agencies, the discovery of significant problems or safety signals or trends with a similar product that implicates an entire class of products, subsequent concerns about the sufficiency of the data or studies underlying the label or changes to the underlying safety/efficacy analysis related to results from clinical trials or meta-analysis of clinical trials or clinical data performed by us or others. In addition, before or after any of our products are approved for commercial use, regulatory bodies could decide that the product labels need to include certain warning language as part of an evolving label change to a particular class of products. For example, in March and November 2007, and in March and August 2008, the labels of the class of ESA products, including Aranesp® and EPOGEN®, were updated to include revised boxed warnings, restrictions on the use of ESAs in specific therapeutic areas and other safety-related product labeling changes. (See “— Recent labeling changes or risk management activities required by regulatory authorities, as well as the results or meta-analyses of clinical trials, may adversely impact the use, sales and reimbursement of our ESAs.”) On March 17, 2008, we and Wyeth announced updates to the FDA approved labeling for ENBREL in which the U.S. PI now contains a boxed warning relating to the risk of infections, including tuberculosis. This information now in the boxed warning includes additional language regarding screening and monitoring patients for tuberculosis, including patients who tested negative for latent tuberculosis infection. Further, on September 4, 2008, the FDA issued a web-alert regarding their review of histoplasmosis and other opportunistic fungal infections in patients treated with TNF blockers. The FDA requested that the boxed warning and warnings sections of the U.S. PI and the medication guide for ENBREL (and other TNF blockers) be strengthened to include the risk of unrecognized histoplasmosis and other invasive fungal infections with the goal of increasing timely diagnosis and treatment. The FDA also requested that the approved REMS for ENBREL be modified with a communication plan to healthcare providers regarding the risk of unrecognized fungal infections. We are working with the FDA to finalize the required revisions to respond to its requests.

Additionally, on June 4, 2008, the FDA issued an Early Communication regarding the ongoing safety review of TNF blockers and the possible association between the use of these medicines and the development of lymphoma and other cancers in children and young adults and stated that it had decided to conduct further analyses to evaluate the risk and benefits of TNF blockers in pediatric patients. On June 18, 2008, we participated in a meeting of the DODAC to review data supporting the supplemental BLA submitted by us for the use of ENBREL in treating pediatric patients with chronic moderate to severe plaque psoriasis, who are inadequately controlled with topical therapy or who have received systemic therapy or phototherapy and the DODAC recommended, with an 8-5 vote, to approve ENBREL in the treatment of chronic moderate to severe plaque psoriasis in children. On July 24, 2008, we received notification from the FDA through a Complete Response letter that the FDA would like additional information from us to support the use of ENBREL in pediatric patients with chronic moderate to severe plaque psoriasis. We continue to work with the FDA to respond to its requests and to provide it with information to address additional questions related to the supplemental BLA and plans for risk management activities. Although we cannot predict what the FDA’s analysis of TNF blockers and the development of lymphoma or other cancers in children and young adults may lead to or speculate on the timing of the FDA’s response on the supplemental BLA, further revisions to the ENBREL label or other actions by the FDA, including additional advisory committee meetings, could have a negative impact on the use and sales of ENBREL which could have a material adverse effect on our business and results of operations.

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

If we or others identify safety concerns before approval of the product or after a product is on the market, the regulatory agencies such as the FDA or EMEA may impose risk management activities upon us (including a REMS) which may require substantial costs and resources to negotiate, develop and implement, including sales force time to educate physicians on REMS requirements and compliance, and/or may require additional or more extensive clinical trials as part of a pharmacovigilance program of our product, or for approval of a new indication. Further, risk management activities, including a REMS, required by regulatory agencies such as the FDA could also modify, restrict or otherwise impact our existing promotional activities of our other products, restrict or encumber the ability of healthcare providers to prescribe, dispense or use our products or limit patient access to our products, or affect our ability to compete against products that do not have a REMS, any of which could have a negative affect on our ability to launch our product and could have a material adverse effect on sales of the affected products and on our business and results of operations. For example, as part of the approval for NplateTM, a REMS was developed with the FDA to assure the safe use of NplateTM while minimizing risk. The NplateTM REMS involves, among other things, healthcare provider and patient enrollment registries, tracking of patient medical history and data and follow-up safety questionnaires to healthcare providers all of which require extensive discussion and education with healthcare providers which has limited our ability to promote NplateTM and our other products. Further, as part of the update to the boxed warning and warnings sections of the U.S. PI and the medication guide for ENBREL, the FDA stated that it would require us and the other makers of TNF blockers to educate healthcare providers about the risk of histoplasmosis. In addition, we have ongoing PMC studies for substantially all of our marketed products other than Sensipar®. These clinical trials must be conducted by us to maintain regulatory approval and marketing authorization. For example, we have agreed with the FDA to a robust pharmacovigilance program to continue to study the safety surrounding the use of ESAs in certain cancer indications. (See “— Recent labeling changes or risk management activities required by regulatory authorities, as well as the results or meta-analyses of clinical trials, may adversely impact the use, sales and reimbursement of our ESAs.”) Additionally, the approvals of Vectibix® in both the United States and EU were conditioned on us conducting additional clinical trials of the use of Vectibix® as a therapy in treating mCRC and our conditional approval of Vectibix® in the EU is currently the subject of an annual review by the CHMP. If results from clinical trials as part of a PMC or pharmacovigilance program are negative, it could result in the revocation of the marketing or conditional marketing approvals or revised labeling of our products, which could have a material adverse effect on sales of the affected products and on our business and results of operations.

Substantially all of our marketed products are currently approved in the United States and most are approved in Europe and in other foreign countries for specific uses. However, later discovery of unknown problems with our products could result in the regulatory activities described above or even the potential withdrawal of the product in certain therapeutic areas or certain product presentations, or completely, from the market. If new medical data suggests an unacceptable safety risk or previously unidentified side-effects, we may voluntarily withdraw, or regulatory authorities may mandate we withdraw such product in certain therapeutic areas, or completely recall a product presentation from the market for some period or permanently. For example in 2006, we initiated a voluntary recall of the Neulasta® SureClick™ pre-filled pen in Europe because of the potential risk to patients of receiving an incomplete dose and we conducted a voluntary wholesaler recall of a limited number of lots of ENBREL as a result of a small number of reports of missing, detached or loose rubber caps on the needleless syringe filled with diluent liquid by a third-party contract manufacturer and packaged with the vials of ENBREL. In addition in August 2008, we voluntary recalled two manufacturing lots of EPOGEN® and our licensee, Ortho Biotech, voluntarily recalled one manufacturing lot of PROCRIT® (Epoetin alfa) that was manufactured in our manufacturing facilities after having identified cracks in the necks of a small number of vials upon post-manufacturing inspection. Although there have been no observable adverse event trends associated with the Neulasta® SureClick™ pre-filled pen, with the reports of missing, detached or loose rubber caps on the needleless syringe packaged with the ENBREL vials or with the cracks in the neck of vials of Epoetin alfa, we may experience the same or other problems in the future resulting in broader product recalls or adverse event trends. Additionally, if other parties (including our licensees, such as J&J and Wyeth, or independent investigators) report or fail to effectively report to regulatory agencies side effects or other safety concerns that occur from their use of our products in clinical trials or studies or from marketed use, regulatory approval may be withdrawn for a product for the therapeutic area in question, or completely, or other risk management activities may be required by regulators.

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

Recent labeling changes or risk management activities required by regulatory authorities, as well as the results or meta-analyses of clinical trials, may adversely impact the use, sales and reimbursement of our ESAs.

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

On July 30, 2008, we received a complete response letter from the FDA to the revisions to the ESA labeling we proposed following the March 13, 2008 ODAC meeting. The letter included, among other things, (i) the addition to the boxed warning of a statement that ESAs are not indicated for patients receiving myelosuppressive therapy when the anticipated outcome of such therapy is cure, (ii) the addition of a statement in the DOSAGE and ADMINISTRATION section of the label that ESA therapy should not be initiated at Hb levels ≥ 10 g/dL and that dose should be adjusted to maintain the lowest Hb level sufficient to avoid red blood cell transfusions and (iii) the removal of reference to the upper safety limit of 12 g/dL. We finalized the ESA labeling on August 6, 2008, as the FDA directed. Although we cannot predict what impact the final ESA labels would have on our business, the final ESA labeling could have a material adverse impact on the reimbursement, use and sales of our ESA products, which would have a material adverse effect on our business and results of operations.

Additionally, we continue to work closely with the FDA to develop a REMS program for Aranesp® in oncology under authority prescribed by the FDAAA. We have submitted a proposed REMS responsive to the FDA’s requests, although we cannot predict what risk management activities the FDA may require of us. A REMS program for Aranesp® could have a material adverse impact on the reimbursement, use and sales of our ESA products, which would have a material adverse effect on our business and results of operations. (See “— Our current products and products in development cannot be sold if we do not gain or maintain regulatory approval of our products and we may be required to perform additional clinical trials or change the labeling of our products or conduct other potentially limiting or costly risk management activities if we or others identify side effects or safety concerns after our products are on the market” and “— Our sales depend on payment and reimbursement from third-party payers, and, to the extent that reimbursement for our products is reduced, this could negatively impact the utilization of our products.”) We also continue to work with the FDA to finalize protocols for clinical trials to determine the effects of Aranesp® on survival and tumor outcomes. The addition of these clinical trials to our pharmacovigilance program and any additional clinical trials required by the FDA could result in substantial additional expense, and their outcomes could result in additional label restrictions or the loss of regulatory approval for an approved indication, each of which may have a material adverse effect on our business and results of operations. Additionally, any negative results from such trials could materially affect the extent of approvals, the use, reimbursement and sales of our ESA products. (See “— Before we commercialize and sell any of our product candidates or existing products for new indications, we must conduct clinical trials in humans; if we fail to adequately manage these trials we may not be able to sell future products and our sales could be adversely affected.”)

Further on March 5, 2008, we announced that the European Commission reached its decision to amend the product labeling for the class of ESAs, including Aranesp®, based on the positive opinion from the CHMP in January 2008, which was consistent with the EMEA’s October 23, 2007 press release stipulating a uniform target Hb range for all ESAs of 10 g/dL to 12 g/dL with guidance to avoid sustained Hb levels above 12 g/dL. Following the March 13, 2008 ODAC, we have continued to share additional ESA safety data with the EMEA as it has become available. On May 15, 2008, we and other ESA marketing authorization holders participated in a closed meeting of the SAG-O. The marketing authorization holders were asked to provide an overview on studies that have been initiated or conducted since July 2007, as well as any other new data that can help to elucidate recent issues on the impact of ESAs on tumor progression and survival in cancer patients. These data included previously disclosed interim results from the PREPARE study in neo-adjuvant breast cancer therapy; follow-up data from the GOG-191 study in cervical cancer, which were published in the February 2008 issue of Gynecologic Oncology; and the February 2008 meta-analysis by Bennett et al, which was published in the Journal of the American Medical Association. SAGs are established by the EMEA to deliver answers, on a consultative basis, to specific questions addressed to them by the CHMP. On June 26, 2008 the EMEA, based upon the CHMP’s opinion which took into account the position expressed by the SAG-O, recommended updating the product information for ESAs with a new warning for their use in cancer patients. In July 2008, the EMEA requested that further clarity around the product information be provided by regulatory agencies in each European Member State country through the publication of a Dear Healthcare Professional Communication, following which we followed the necessary regulatory procedure to update the Aranesp® product information. In October 2008, we received notification that the Aranesp® product information update was approved by the European Commission. The product information for all ESAs was updated to advise that in some clinical situations blood transfusions should be the preferred treatment for the management of anemia in patients with cancer and that the decision to administer ESAs should be based on the benefit-risk assessment with the participation of the individual patient, which should take into account the specific clinical context and that factors that should be considered in the assessment should include the type of tumor and its stage, the degree of anemia, life-expectancy, the environment in which the patient is being treated and patient preference. Although we cannot predict what impact the final EU ESA product information will have on our business, the reimbursement, use and sales of Aranesp® in Europe could be materially adversely affected, which would have a material adverse effect on our business and results of operations.

Further, we continue to receive results from meta-analyses or previously initiated clinical trials using ESAs. For example, on September 30, 2008, we announced that we had received a summary of preliminary results from the Cochrane Collaboration’s independent meta-analysis of patient-level data from previously conducted, randomized, controlled, clinical studies evaluating ESAs in cancer patients which we submitted to the FDA and EMEA. The preliminary summary includes four components: on-study deaths and overall survival in cancer patients regardless of their specific cancer treatment (chemotherapy, radiochemotherapy, radiotherapy, anemia of cancer with no treatment, other), and on-study deaths and overall survival in patients receiving chemotherapy (the only oncologic population for which ESA treatment is indicated in current FDA-approved labeling). The analysis showed that ESAs increased on-study deaths and decreased overall survival compared to controls. Although neither of these results were statistically significant, they do not exclude the potential for adverse outcomes when ESAs are used according to the current labeling. We expect to receive the complete meta-analysis results later this year and will provide this information to regulatory authorities at that time. Additionally, our Trial to Reduce cardiovascular Events with Aranesp Therapy (“TREAT”), a large 4,000 patient multi-center, randomized, double-blind, controlled phase 3 trial designed to determine the impact of anemia therapy with Aranesp® on mortality and non-fatal cardiovascular events in patients with CKD, anemia and type 2 diabetes, continues to progress. The independent data safety monitoring committee completed on October 30, 2008, a pre-specified, unblinded review of the TREAT data at a point where 80% of the targeted number of fully adjudicated events had been recorded and recommended that the study continue without modification. We also expect the interim data from the ARA-PLUS breast cancer adjuvant chemotherapy study to be presented at the San Antonio Breast Cancer Symposium in December 2008. The ARA-PLUS study is an investigator sponsored study and is part of our Aranesp® pharmacovigilance program. Although we cannot predict the results of meta-analyses or the outcomes of these clinical trials, we cannot exclude the possibility that adverse results could have a material adverse impact on the reimbursement, use and sales of our ESAs which would have a material adverse effect on our business and results of operations.

Before we commercialize and sell any of our product candidates or existing products for new indications, we must conduct clinical trials in humans; if we fail to adequately manage these trials we may not be able to sell future products and our sales could be adversely affected.

Before we can sell any products, we must conduct clinical trials which demonstrate that our product candidates are safe and effective for use in humans for the indications sought or our existing products are safe and effective for use in humans in new indications sought. Additionally, we may be required to conduct additional trials as a condition of the approval of our label or as a result of perceived or existing safety concerns. The results of these clinical trials are used as the basis to obtain regulatory approval from regulatory authorities such as the FDA. Clinical trials are experiments conducted using our product candidates in human patients having the diseases or medical conditions we are trying to address. Conducting clinical trials is a complex, time-consuming and expensive process. We are required to conduct clinical trials using an appropriate number of trial sites and patients to support the product label claims we are seeking or to support our existing label. The length of time, number of trial sites and patients required for clinical trials vary substantially according to the type, complexity, novelty and intended use of the product candidate or the extent of the safety concerns, post-

marketing issues and/or exposure to patients and therefore, we may spend several years and incur substantial expense in completing certain trials. Our ability to complete our clinical trials in a timely fashion depends in large part on a number of key factors including protocol design, regulatory and institutional review board approval, availability of clinical study material and the rate of patient enrollment in clinical trials. Patient enrollment is a function of several factors, including the size and location of the patient population, enrollment criteria and competition with other clinical trials for eligible patients. As such, there may be limited availability of patients who meet the criteria for certain clinical trials. Delays in planned clinical trials can result in increased development costs, delays in regulatory approvals, associated delays in product candidates reaching the market and revisions to existing product labels. In addition, in order to increase the number of patients available for enrollment for our clinical trials, we have and will continue to open clinical sites and enroll patients in a number of new geographic locations where our experience conducting clinical trials is more limited, including Russia, China, India and some Central and South American countries either through utilization of third-party contract clinical trial providers entirely or in combination with local staff. Conducting clinical trials in locations where we have limited experience requires substantial time and resources to identify and understand the unique regulatory environments of individual countries. If we fail to adequately manage the design, execution and regulatory aspects of our large, complex and regulatory diverse clinical trials, our clinical trials and corresponding regulatory approvals may be delayed or we may fail to gain approval for our product candidates altogether or could lose our ability to market existing products in certain therapeutic areas or altogether. If we are unable to market and sell our product candidates or are unable to obtain approvals in the timeframe needed to execute our product strategies, our business and results of operations would be materially adversely affected. Additional information on our clinical trials can be found on our website at (http://www.amgen.com). (This website address is not intended to function as a hyperlink, and the information contained on our website is not intended to be a part of this filing.)

Patients may also suffer adverse medical events or side effects in the course of our, our licensees, partners or independent investigator’s clinical trials of our products or product candidates that may delay the clinical program, require additional or longer trials to gain approval, prohibit regulatory approval of our product candidates or additional indications for our currently approved products, or may render the product candidate commercially unfeasible or limit our ability to market existing products in certain therapeutic areas or at all. For example, as a result of observing an increased frequency of cholecystitis (inflammation of the gall bladder) in patients treated with our late-stage product candidate motesanib diphosphate, we delayed our phase 3 trial in first-line non-small cell lung cancer, which was previously expected to begin in the fourth quarter of 2006, until the second half of 2007. Clinical trials must be designed based on the current standard of medical care. However in certain diseases, such as cancer, the standard of care is evolving rapidly. In these diseases, the duration of time needed to complete certain clinical trials may result in the design of such clinical trials being based on an out of date standard of medical care, limiting the utility and application of such trials. Of course, even if we successfully manage our clinical trials, we may not obtain favorable clinical trial results and may not be able to obtain regulatory approval for new product candidates, product label extensions or maintenance of our current labels on this basis. Further, clinical trials conducted by others, including our licensees, partners or independent investigators, may result in unfavorable clinical trials results that may call into question the safety of our products in off-label or on label uses that may result in label restrictions and/or additional trials.

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

Most patients receiving Aranesp®, Neulasta® and NEUPOGEN® for approved indications are covered by government and/or private payer healthcare programs. Medicare and Medicaid government healthcare programs’ payment policies for drugs and biologicals are subject to various laws and regulations. Beginning in January 1, 2005 under the MMA, in the physician clinic setting and January 1, 2006, in the hospital outpatient and dialysis settings, Aranesp®, Neulasta® and NEUPOGEN® have been reimbursed under a Medicare Part B payment methodology that reimburses each product at 106% of its ASP (sometimes referred to as “ASP+6%”). Effective January 1, 2008, Medicare payment in the hospital outpatient setting reimburses each product at 105% of its ASP and CMS has the regulatory authority to further reduce the outpatient hospital payment formula in future years. For example, effective January 1, 2009, CMS, in its Outpatient Prospective Payment System Final Rule for 2009, released on October 30, 2008, set the payment rate in the hospital outpatient setting at ASP+4% for 2009. ASP is calculated by the manufacturer based on a statutorily defined formula and submitted to CMS. A product’s ASP is calculated and reported to CMS on a quarterly basis and therefore may change each quarter. The ASP in effect for a given quarter (the “Current Period”) is based upon certain historical sales and sales incentive data covering a statutorily defined period of time preceding the Current Period. For example, the ASP based payment rate for Aranesp® that will be in effect for the fourth quarter of 2008 will be based in part on certain historical sales and sales incentive data for Aranesp® from July 1, 2007 through June 30, 2008. CMS publishes the ASPs for products in advance of the quarter in which they go into effect.

In the United States, dialysis providers are primarily reimbursed for EPOGEN® by the federal government through the ESRD Program of Medicare. The ESRD Program reimburses approved providers for 80% of allowed dialysis costs; the remainder is paid by other sources, including patients, state Medicaid programs, private insurance, and to a lesser extent, state kidney patient programs. The ESRD Program reimbursement methodology is established by federal law and is monitored and implemented by CMS. Effective January 1, 2006, the payment mechanism for separately reimbursed dialysis drugs in both free-standing and hospital-based dialysis centers, including EPOGEN® and Aranesp®, is reimbursed by Medicare at ASP+6% using the same payment amounts used in the physician clinic setting. Beginning in the third quarter of 2007, based on its ongoing assessment for payment of Part B drugs, CMS instituted a single payment limit for Epoetin alfa (EPOGEN® and PROCRIT®) in all provider settings. Although we cannot predict the payment levels of EPOGEN® in future quarters or whether Medicare payments for dialysis drugs may be modified by future federal legislation, a decrease in the reimbursement rate for EPOGEN® may have a material adverse effect on our business and results of operations. Any changes to the ASP calculations directly affect the Medicare reimbursement for our products administered in the physician clinic setting, dialysis facility and hospital outpatient setting. These calculations are regularly reviewed for completeness and based on such review, we have revised our reported ASPs to reflect calculation changes both prospectively and retroactively. For example, partially as a result of our methodology changes, our ASP reimbursement rate for EPOGEN® was reduced for the third quarter of 2007.

Since April 1, 2006, the Medicare reimbursement for ESAs administered to dialysis patients has been subject to a revised EMP, the Medicare payment review mechanism used by CMS to monitor EPOGEN® and Aranesp® utilization and appropriate hematocrit outcomes of dialysis patients. The EMP was revised, effective January 1, 2008, requiring a 50% reduction in Medicare reimbursement if a patient’s Hb is above 13 g/dL for three or more consecutive months. In addition, the revised EMP reduces the monthly dosing limits to 400,000 IUs of EPOGEN®, from 500,000 IUs, and to 1,200 mcgs of Aranesp®, from 1,500 mcgs. The implementation of the revised EMP and ESA labeling changes led to a decline in EPOGEN® sales for the first quarter of 2008 compared to the first quarter of 2007 primarily due to a decline in both overall utilization and as well as average dosing per patient. However, this dose decline subsequently stabilized but may further fluctuate in the future. Further fluctuations in dosing of EPOGEN® as a result of the revised EMP are possible and could have a material adverse effect on the sales of EPOGEN® and our business and results of operations.

Changes resulting from the MMA, which beginning in 2005 lowered reimbursement for our products, could negatively affect product sales of some of our marketed products. However, we believe that our product sales for 2005, 2006, 2007 and for the first three quarters of 2008 were not significantly impacted by the reimbursement changes resulting from the MMA. However, additional provisions of the MMA and other regulations or legislation affecting reimbursement that have gone or may go into effect could affect our product sales in the future. For example, on July 15, 2008, the Medicare Improvements for Patients and Providers Act of 2008 became law with a number of Medicare and Medicaid reforms including a broader payment bundle for dialysis services and drugs which will require CMS, beginning in 2011, to establish a bundled Medicare payment rate that includes dialysis services and drug/labs that are currently separately billed. The new bundled rate will include dialysis services covered under the current composite rate, all ESAs and other intravenous injectable drugs and oral equivalent forms used in dialysis. The bundled reimbursement rate will be phased in over a four-year period in equal increments starting in 2011. It is possible that providers could elect to move to a full Medicare bundled payment in 2011. CMS will also be required to establish a quality incentive program that begins concurrently with bundling in 2011 which subjects facilities to up to a 2% annual reduction in Medicare reimbursement for failure to meet or exceed CMS quality performance standards, which include anemia management and dialysis adequacy. Bundling initiatives that have been implemented in other healthcare settings have occasionally resulted in lower utilization of services that had not previously been a part of the bundled payment. We are in the process of evaluating the new Medicare legislation on our business and cannot predict the full impact a bundled payments system would have on sales of EPOGEN® or Aranesp® used in the treatment of persons receiving outpatient dialysis services.

In addition, in response to CMS considering and rejecting changes to the ASP calculation methodology for accounting for discounts in multi-product contracts in the 2007 Medicare Physician Fee Schedule Final Rule, MedPAC released its second Congressionally-mandated report on December 29, 2006 on the impact of changes in Medicare payments for Part B Drugs specifically recommending that the Secretary of the Department of Health and Human Services clarify ASP reporting requirements “to ensure that ASP calculations allocate discounts to reflect the transaction price for each drug.” Under the ASP system, we allocate our discounts based on the prices paid for individual drugs, according to the terms of its contracts with physicians and other purchasers, and we believe that the resulting ASPs reflect the transaction prices for individual drugs. Referencing a MedPAC December 2006 report, CMS proposed in the Medicare Physician Fee Schedule Proposed Rule for 2008 revising the methodology for calculating ASP to require the reallocation of price concessions of drugs sold under “bundled arrangements,” described by CMS in part as an arrangement regardless of physical packaging under which the rebate, discount or other price concession is conditioned upon the purchase of the same drug or biological or other drugs or biologicals or some other performance requirement. In the Medicare Physician Fee Schedule Final Rule for 2008, CMS stated that it was not finalizing the proposed regulatory change at this time, based on comments recommending a delay and raising concerns about the proposal. The agency also clarified that in the absence of specific guidance, manufacturers may continue to make “reasonable assumptions” in the calculation of ASP, consistent with the general requirements and the intent of the Medicare statute and regulations and their customary business practices. The agency stated that it will continue to monitor this issue and may provide more specific guidance in the future. In the Medicare Physician Fee Schedule Final Rule for 2009 released on October 30, 2008, the agency did not address the topic of bundled price concessions.

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

We believe this restriction on reimbursement of ESAs in the Decision Memorandum has had and may continue to have a material adverse effect on the use, reimbursement and sales of Aranesp®, and our business and results of operations. Additionally, based on our knowledge, although no private payers have implemented the Decision Memorandum to date, many private payers have implemented the restrictions included in the Decision Memorandum. Further, we believe many healthcare providers have reduced ESA utilization for all of their patients regardless of insurance coverage. While we cannot fully predict the further impact of the Decision Memorandum on how, or under what circumstances, healthcare providers will prescribe or administer our ESAs, it had a significant impact to our business in 2007 and 2008 and believe that it may continue to impact us in the future.

In addition, the FDA held a joint meeting of the CRDAC and the DSaRMAC on September 11, 2007, which evaluated the safety data on ESA use in renal disease. On July 31, 2008, CMS issued a listing of potential topics for future NCDs as a step to increase transparency in the NCD process and which included as potential topics the use of ESAs in ESRD and CKD. CMS has not announced whether it will proceed to a NCD for ESAs in ESRD or CKD and we cannot predict whether ESAs in the renal setting will be the subject of a future NCD, however, any final NCD for ESAs in the renal setting, which may include non-coverage and/or new dosing and treatment restrictions similar to those proposed in Decision Memorandum for treatment of anemia in oncology with ESAs, would negatively affect use, reduce reimbursement and coverage, negatively affect product sales of our ESA products and may have a material adverse effect on our business and results of operations. In addition, on August 22, 2008 our platelet producer for the treatment of thrombocytopenia in splenectomized (spleen removed) and non-splenectomized adults with chronic ITP, NplateTM, was approved by the FDA and falls within the thrombopoiesis stimulating agents (platelet growth factors) topic that was also included on CMS’ July 31, 2008 potential future NCD topic list. We cannot predict whether NplateTM will be the subject of a future NCD.

Further, the DRA included provisions, which are phased in over time, regarding state collection and submission of data for the purpose of collecting Medicaid drug rebates from manufacturers for physician-administered drugs. We expect that state compliance with elements of these provisions that became effective on January 1, 2006, has increased the level of Medicaid rebates paid by us. We continue to evaluate the impact of the DRA and cannot predict what impact the DRA will have on our business.

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

Our success depends in part on our ability to obtain and defend patent rights and other intellectual property rights that are important to the commercialization of our products and product candidates. We have filed applications for a number of patents and have been granted patents or obtained rights relating to erythropoietin, natural and recombinant G-CSF, darbepoetin alfa, pegfilgrastim, etanercept, cinacalcet, panitumumab and our other products and potential products. We market our erythropoietin, recombinant G-

CSF, darbepoetin alfa, pegfilgrastim, etanercept, cinacalcet and panitumumab products as EPOGEN® (Epoetin alfa), NEUPOGEN® (Filgrastim), Aranesp® (darbepoetin alfa), Neulasta® (pegfilgrastim), Enbrel® (etanercept), Sensipar®/Mimpara® (cinacalcet) and Vectibix® (panitumumab), respectively. With respect to our material patents, we have had a number of G-CSF patent expiries in the United States.

We also have been granted or obtained rights to patents in Europe relating to erythropoietin; G-CSF; pegfilgrastim (pegylated G-CSF); etanercept; two relating to darbepoetin alfa; hyperglycosylated erythropoietic proteins; and cinacalcet. Our principal European patent relating to erythropoietin expired on December 12, 2004 and our principal European patent relating to G-CSF expired on August 22, 2006. As these patents have expired, some companies have and we believe others may receive approval for and market biosimilar (as they are generally known in the EU) and other products to compete with these products in the EU presenting additional competition to our products. (See “— Our marketed products face substantial competition and other companies may discover, develop, acquire or commercialize products before or more successfully than we do.”)

We may experience difficulties, delays or unexpected costs and not achieve or maintain anticipated cost savings from our restructuring plan.

As a result of various regulatory and reimbursement developments that began in 2007 and, in particular those affecting our marketed ESA products, on August 15, 2007, we announced a plan to restructure our worldwide operations in order to improve our cost structure while continuing to make significant R&D investments and build the framework for our future growth. As part of the restructuring plan, we reduced staff, made changes to certain capital projects and closed certain production operations. As a result of our restructuring plan, we have reduced costs in 2008. Our ability to maintain these savings is dependent upon various future developments, some of which are beyond our control. If we are unable to maintain all of the resulting savings or benefits to our business or other unforeseen events occur, our business and results of operations may be adversely affected. Further, if we were to experience additional changes to our business or redesign certain processes to achieve increased efficiencies, we may face further restructuring and/or reorganization activities in the future.

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

Further, several of our product candidates have failed or been discontinued at various stages in the product development process, including, but not limited to, Brain Derived Neurotrophic Factor (“BDNF”), Megakaryocyte Growth and Development Factor (“MGDF”) and Glial Cell Lined-Derived Neurotrophic Factor (“GDNF”). For example, in 1997, we announced the failure of BDNF for the treatment of amyotrophic lateral sclerosis, or Lou Gehrig’s Disease, because the product candidate, when administered by injection, did not produce acceptable clinical results for a specific use after a phase 3 trial, even though BDNF had progressed successfully through preclinical and earlier clinical trials. In addition, in 1998, we discontinued development of MGDF, a novel platelet growth factor, at the phase 3 trial stage after several people in platelet donation trials developed low platelet counts and neutralizing antibodies. Also, in June 2004, we announced that the phase 2 study of GDNF for the treatment of advanced Parkinson’s disease did not meet the primary study endpoint upon completion of nine months of the double-blind treatment phase of the study even though a small phase 1 pilot investigator-initiated open-label study over a three year period appeared to result in improvements for advanced Parkinson’s disease patients. Subsequently, in the fall of 2004 we discontinued clinical development of GDNF in patients with advanced Parkinson’s disease after several patients in the phase 2 study developed neutralizing antibodies and new preclinical data in rhesus monkeys showed that GDNF caused irreversible damage to the area of the brain critical to movement control and coordination. On February 11, 2005, we confirmed our previous decision to halt clinical trials and, as a part of that decision and based on thorough scientific review, we also concluded that we will not provide GDNF to the 48 patients who participated in clinical trials that were terminated in the fall of 2004. Of course, there may be other factors that prevent us from marketing a product. We cannot guarantee we will be able to produce or manufacture commercially successful products. (See “— Difficulties, disruptions or delays in manufacturing or failure to comply with manufacturing regulations may limit supply of our products and limit our product sales.”; “— Our current products and products in development cannot be sold if we do not gain or maintain regulatory approval of our products and we may be required to perform additional clinical trials or change the labeling of our products or conduct other potentially limiting or costly risk management activities if we or others identify side effects or safety concerns after our products are on the market.” and “— Before we commercialize and sell any of our product candidates or existing products for new indications, we must conduct clinical trials in humans; if we fail to adequately manage these trials we may not be able to sell future products and our sales could be adversely affected.”)

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

Our revenues and operating results may fluctuate from period to period for a number of reasons, some of which we cannot control. For example, primarily as a result of various regulatory and reimbursement developments involving ESA products that began in 2007, our anemia product sales, in particular sales of Aranesp®, for 2007 were materially adversely impacted. Even a relatively small revenue shortfall may cause financial results for a period to be below our expectations or projections as some of our operating expenses are fixed in the short term and cannot be reduced within a short period of time to offset reductions in revenue. Further, primarily as a result of the various regulatory and reimbursement developments impacting ESA products, on August 15, 2007, we announced a plan to restructure our worldwide operations in order to improve our cost structure. As of September 30, 2008, we have completed a majority of the actions initially included in our restructuring plan and have incurred approximately $790 million in charges. We have recently identified certain additional initiatives designed to further assist in improving our cost structure. The estimated cost of these additional initiatives is $50 million to $100 million. As a result of the actual costs incurred to date and the addition of the recently identified initiatives, the total charges expected to be incurred in connection with our restructuring plan, including implementation costs, is $850 million to $925 million. Our operating results have and may continue to fluctuate and be adversely impacted as a result of these restructuring charges. (See “— We may experience difficulties, delays or unexpected costs and not achieve or maintain anticipated cost savings from our restructuring plan.”) In addition, in the event that the actual restructuring charges exceed our latest estimate, this may cause our operating results for a period to be below our expectations or projections. As a result of the above or other challenges, including further label revisions to our ESAs, our revenues and operating results and, in turn, our stock price may be subject to significant fluctuations. Changes in credit ratings issued by nationally recognized statistical ratings organizations could adversely affect our cost of financing and have an adverse effect on the market price of our securities. Additionally, our stock price, like that of other biotechnology companies, is volatile. For example, in the fifty-two weeks prior to September 30, 2008, the trading price of our common stock has ranged from a high of $65.89 per share to a low of $39.97 per share.

Our revenues, operating results and stock price may be affected by a number of factors, such as:

•	adverse developments regarding the safety or efficacy of our products

•	changes in the government’s or private payers’ reimbursement policies, particularly for supportive cancer care products, or prescribing guidelines for our products

•	current volatility and disruption of the financial markets

•	evolving medical care in treating cancer requiring less use of supportive cancer care products

•	inability to maintain regulatory approval of marketed products or manufacturing facilities

•	actual or anticipated clinical trial results of ours or our licensees, partners or independent investigators

•	business development or licensing activities

•	product development or other business announcements by us or our competitors

•	regulatory matters or actions, such as label changes or risk management activities, including a REMS

•

lower than expected demand for our products or a change in product mix either or both of which may result in less than optimal utilization of our manufacturing facilities and the potential to incur excess capacity or impairment charges

•	changes in our product contracting and related pricing strategies

•	changes in wholesaler buying patterns

•	increased competition from new or existing products

•	fluctuations in foreign currency exchange rates

•	announcements in the scientific and research community

•	intellectual property and legal matters

•	actual or anticipated product supply constraints

•	broader economic, industry and market trends unrelated to our performance

Of course, there may be other factors that affect our revenues, operating results and stock price in any given period. In addition, if our revenues, earnings or other financial results in any period fail to meet the investment community’s expectations, there could be an immediate adverse impact on our stock price.

Current levels of market volatility are unprecedented and adverse capital and credit market conditions may affect our ability to access cost-effective sources of funding and our investment in marketable securities may be subject to market, interest and credit risk that could reduce their value.

The capital and credit markets have been experiencing extreme volatility and disruption which, particularly in the past several weeks, has led to uncertainty and liquidity issues for both borrowers and investors. We currently have sufficient cash to repay our floating rate notes due November 28, 2008 and we anticipate that our business will generate sufficient cash for us to repay the $1.0 billion of our 4.00% notes due in November 2009. Historically, we have occasionally and opportunistically accessed the capital markets to support certain business activities including acquisitions, in-licensing activities, share repurchases and to refinance existing debt. In the future, we may not be able to obtain capital market financing on similar favorable terms, or at all, which could have a material adverse effect on our business and results of operations.

We have some exposure to financial institutions which have come under pressure as a result of the current credit crisis. For example, we have historically had 16 financial institutions participate in our $2.5 billion revolving credit facility including a subsidiary of Lehman, which had a $178 million commitment. Lehman declared bankruptcy on September 15, 2008, and the subsidiary participant in our credit facility subsequently declared bankruptcy on October 5, 2008. Although we have never drawn on our credit facilities and do not currently anticipate any need to do so, we would not anticipate the ability to access this specific commitment provided by Lehman in the future. Additionally, the conversion feature of our 0.125% Convertible Senior Notes due 2011 and our 0.375% Convertible Senior Notes due 2013 are hedged pursuant to transactions entered into with two financial institutions. We have also entered into interest rate swap agreements for certain of our outstanding debt and routinely enter into foreign currency exchange contracts with financial institutions as counterparties. Additional bankruptcies in the financial sector could limit our ability to replace these transactions on favorable terms, or at all, or to manage the risks inherent in our business which could have a material adverse effect on our business and results of operations.

Additionally, we maintain a significant portfolio of fixed-income based investments disclosed as cash equivalents and marketable securities on our Condensed Consolidated Balance Sheet. The value of our investments may be adversely affected by interest rate fluctuations, downgrades in credit ratings, illiquidity in the capital markets and other factors which may result in other than temporary declines in the value of our investments. Any of these events could cause us to record impairment charges with respect to our investment portfolio or to realize losses on the sale of investments. We seek to mitigate these risks with the help of our investment advisors by generally investing in high quality securities and continuously monitoring the overall risk of our portfolio. To date, we have not realized any material impairments within our investment portfolio.

The volatility of the current financial markets may magnify certain risks that affect our business.

Sales of our principal products are dependent, in part, on the availability and extent of reimbursement from third-party payers, including governments and private insurance plans. (See “— Our sales depend on payment and reimbursement from third-party payers, and, to the extent that reimbursement for our products is reduced, this could negatively impact the utilization of our products.”) As a result of the volatility of the current financial markets, our third-party payers may delay or be unable to satisfy their reimbursement obligations. A reduction in the availability or extent of reimbursement from government programs, including Medicare and Medicaid, and/or private payer healthcare programs could have a material adverse affect on the sales of our products, our business and results of operations.

Additionally, we rely upon third-parties for certain parts of our business, including licensees and partners, wholesale distributors of our products, contract clinical trial providers, contract manufacturers and single third-party suppliers. Because of the recent volatility in the financial markets, there may be a disruption or delay in the performance or satisfaction of commitments to us by these third-parties which could have a material adverse affect on our business and results of operations.

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

We currently manufacture and market all our principal products, and we plan to manufacture and market many of our product candidates. Manufacturing biologic human therapeutic products is difficult, complex and highly regulated. (See “— Our current products and products in development cannot be sold if we do not gain or maintain regulatory approval of our products and we may be required to perform additional clinical trials or change the labeling of our products or conduct other potentially limiting or costly risk management activities if we or others identify side effects or safety concerns after our products are on the market.”) We currently manufacture our products and product candidates at our manufacturing facilities located in Thousand Oaks and Fremont, California; Boulder and Longmont, Colorado; West Greenwich, Rhode Island; Bothell, Washington and Juncos, Puerto Rico. (See “— We manufacture and formulate, fill and finish substantially all our products at our Puerto Rico manufacturing facility; if significant natural disasters or production failures occur at this facility, we may not be able to supply these products.”) Additionally, we currently use third-party contract manufacturers to produce or assist in the production of ENBREL, Sensipar®/Mimpara® and NplateTM and plan to use contract manufacturers to produce a number of our late-stage product candidates. (See “— We are dependent on third parties for a significant portion of our bulk supply and the formulation, fill and finish of ENBREL.”) Our ability to adequately and timely manufacture and supply our products is dependent on the uninterrupted and efficient operation of our facilities which is impacted by many manufacturing variables including:

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

We operate in a highly competitive environment. Our products compete with other products or treatments for diseases for which our products may be indicated. For example, ENBREL competes in certain circumstances with products marketed by J&J, Abbott, Biogen IDEC Inc., Genentech, Inc., Bristol-Myers Squibb Corporation, Novartis AG and Sanofi-Aventis, as well as the generic drug methotrexate, and may face competition from other potential therapies being developed, including J&J’s CNTO 1275 (ustekinumab) and CNTO 148 (golimumab). Additionally, in the first quarter of 2008 Abbott received approval from the FDA to market HUMIRA® as a treatment for adult patients with moderate to severe chronic plaque psoriasis and HUMIRA® now competes with ENBREL in both the rheumatology and dermatology segments and ENBREL has experienced and continues to experience share loss to competitors. Further, Aranesp® competes with J&J’s PROCRIT® in the U.S. in the oncology setting and effective October 1, 2008, Amgen restructured its oncology clinic contracts which may adversely impact sales of Aranesp® which could have a material adverse effect on our business and results of operations.

Additionally, Aranesp® competes or will potentially compete in the EU with:

Product	Company	Key Countries Launched
EPREX®	J&J	EU

Neorecormon®	Roche	EU

Biosimilar Erythropoietin	Sandoz with co-marketers Hexal and Medice	Austria, Germany, UK, Netherlands, Finland, France, Ireland, Italy

Biosimilar Erythropoietin	Hospira/Stada	Germany, Austria, Greece, Ireland, Netherlands, Sweden, UK

peg-EPO/MIRCERA®	Roche	Across international countries except for Italy, Portugal, Australia

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

Our principal European patent relating to erythropoietin expired on December 12, 2004 and our principal European patent relating to G-CSF expired on August 22, 2006. As these patents have expired, some companies have and other companies may receive approval for and market biosimilar or other products to compete with our products in the EU, presenting additional competition to our products. For example, on September 15, 2008, the European Commission issued marketing authorizations for the first G-CSF biosimilar products to Ratiopharm’s Ratiograstim®/Filgrastim Ratiopharm®, CT Arzneimittel’s Biograstim® and Teva’s Tevagrastim®. Ratiopharm launched its G-CSF biosimilar product, Ratiograstim®, in the United Kingdom in October 2008, and is expected to launch it in Germany and several other European markets in the fourth quarter of 2008. CT Arzneimittel is expected to market its G-CSF biosimilar product in Germany in the fourth quarter of 2008. Teva stated that it would begin marketing its G-CSF biosimilar product throughout Europe in 2009. These G-CSF biosimilar products would compete with Neulasta® and NEUPOGEN®. We cannot predict to what extent the entry of biosimilar products or other competing products will impact future Aranesp®, Neulasta® or NEUPOGEN® sales in the EU. Our inability to compete effectively could reduce sales which could have a material adverse effect on our results of operations.

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

As of September 30, 2008, we had one outstanding stock repurchase program. The manner of purchases, the amount we spend and the number of shares repurchased will vary based on a number of factors including the stock price, blackout periods in which we are restricted from repurchasing shares, and our credit rating and may include private block purchases as well as market transactions. Repurchases under our stock repurchase programs reflect, in part, our confidence in the long-term value of our common stock. Additionally, we believe that it is an effective way of returning cash to our stockholders. A summary of our repurchase activity for the three months ended September 30, 2008 is as follows:

	Total number of shares purchased		Average price paid per share		Total number of shares purchased as part of publicly announced programs		Maximum $ value that may yet be purchased under the programs (1)
July 1 - July 31	89		$62.07	(2)	-		$4,871,328,709	(2)
August 1 - August 31	8,321		63.12		-		4,871,328,709
September 1 - September 30	759		61.83		-		4,871,328,709

	9,169	(3)	63.00		-	(3)

(1)	In July 2007, the Board of Directors authorized us to repurchase up to an additional $5.0 billion of our common stock.

(2)	The total cost of shares repurchased during the three months ended September 30, 2008 includes $19,060,523 paid in July 2008 in connection with the final settlement of an ASR entered into in May 2008.

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

Amgen Inc.
(Registrant)

Date: November 7, 2008	By:	/s/ ROBERT A. BRADWAY
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
4.17

Indenture, dated as of February 17, 2006 and First Supplemental Indenture, dated as of June 8, 2006 (including form of 0.125% Convertible Senior Note due 2011). (Filed as exhibit to Form 10-Q for the quarter ended June 30, 2006 on August 9, 2006 and incorporated herein by reference.)

4.18

Indenture, dated as of February 17, 2006 and First Supplemental Indenture, dated as of June 8, 2006 (including form of 0.375% Convertible Senior Note due 2013). (Filed as exhibit to Form 10-Q for the quarter ended June 30, 2006 on August 9, 2006 and incorporated herein by reference.)

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

4.22

Officers’ Certificate of Amgen Inc. dated as of May 30, 2007, including forms of the Company’s Senior Floating Rate Notes due 2008, 5.85% Senior Notes due 2017 and 6.375% Senior Notes due 2037. (Filed as an exhibit to Form 8-K on May 30, 2007 and incorporated herein by reference.)

4.23

Registration Rights Agreement, dated as of May 30, 2007, among Amgen Inc. and Morgan Stanley & Co. Incorporated, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Barclays Capital Inc., Credit Suisse Securities (USA) LLC, Goldman, Sachs & Co., Citigroup Global Markets Inc., J.P. Morgan Securities Inc. and Lehman Brothers Inc. (Filed as an exhibit to Form 8-K on May 30, 2007 and incorporated herein by reference.)

10.1+*	Amgen Inc. Amended and Restated 1991 Equity Incentive Plan (As Amended and Restated October 1, 2008).
10.2+

Amgen Inc. Amended and Restated Director Equity Incentive Program (As Amended and Restated December 10, 2007) and forms of Stock Option Grant Agreement and Restricted Stock Unit Agreement for the Amgen Inc. Amended and Restated Director Equity Incentive Program. (Filed as an exhibit to Form 10-K for the year ended December 31, 2007 on February 28, 2008 and incorporated herein by reference.)

10.3+*	Amgen Inc. Amended and Restated 1999 Equity Incentive Plan (As Amended and Restated of October 1, 2008).
10.4+*	Amgen Inc. Amended and Restated 1999 Incentive Stock Plan (As Amended and Restated October 1, 2008).
10.5+*

Forms of Stock Option Grant Agreement and Restricted Stock Unit Agreement for the Amgen Inc. Amended and Restated 1991 Equity Incentive Plan, the Amgen Inc. Amended and Restated 1999 Equity Incentive Plan and the Amgen Inc. Amended and Restated 1999 Incentive Stock Plan.

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

10.9+*	Amgen Supplemental Retirement Plan (As Amended and Restated January 1, 2009.)

Exhibit No.	Description
10.10+	Amgen Inc. Change of Control Severance Plan. (Filed as an exhibit to Form 10-K for the year ended December 31, 1998 on March 16, 1999 and incorporated herein by reference.)
10.11+

First Amendment to Amgen Inc. Change of Control Severance Plan (As Amended May 10, 2000). (Filed as an exhibit to Form 10-Q for the quarter ended June 30, 2000 on August 1, 2000 and incorporated herein by reference.)

10.12+

Second Amendment to the Amgen Inc. Change in Control Severance Plan (As Amended October 16, 2001). (Filed as an exhibit to Form 10-Q for the quarter ended September 30, 2001 on October 26, 2001 and incorporated herein by reference.)

10.13+

Third Amendment to the Amgen Inc. Change of Control Severance Plan (As Amended January 1, 2004). (Filed as an exhibit to Form 10-K for the year ended December 31, 2004 on March 9, 2005 and incorporated herein by reference.)

10.14+

Fourth Amendment to the Amgen Inc. Change of Control Severance Plan (As Amended June 1, 2004). (Filed as an exhibit to Form 10-K for the year ended December 31, 2004 on March 9, 2005 and incorporated herein by reference.)

10.15+	Fifth Amendment to the Amgen Inc. Change of Control Severance Plan (As Amended December 6, 2004). (Filed as an exhibit to Form 8-K on December 9, 2004 and incorporated herein by reference.)
10.16+	Sixth Amendment to the Amgen Inc. Change of Control Severance Plan (As Amended May 10, 2006). (Filed as an exhibit to Form 8-K on May 16, 2006 and incorporated herein by reference.)
10.17+	Seventh Amendment to the Amgen Inc. Change of Control Severance Plan (As Amended October 4, 2006). (Filed as exhibit to Form 8-K on October 6, 2006 and incorporated herein by reference.)
10.18+

Eighth Amendment to the Amgen Inc. Change of Control Severance Plan (As Amended December 15, 2006). (Filed as an exhibit to Form 10-K for the year ended December 31, 2006 on February 28, 2007 and incorporated herein by reference.)

10.19+*	Amgen Inc. Executive Incentive Plan. (As Amended and Restated January 1, 2009.)
10.20+*	Amgen Inc. Executive Nonqualified Retirement Plan. (As Amended and Restated January 1, 2009.)
10.21+*	Amgen Nonqualified Deferred Compensation Plan (As Amended and Restated effective January 1, 2009.)
10.22+*	Amended and Restated Amgen Inc. Performance Award Program (As Amended and Restated October 1, 2008.)
10.23+	Form of Performance Unit Agreement. (Filed as an exhibit to Form 10-Q for the quarter ended March 31, 2008 on May 12, 2008 and incorporated herein by reference.)
10.24+	2002 Special Severance Pay Plan for Amgen Employees. (Filed as an exhibit to Form 10-Q for the quarter ended June 30, 2002 on August 13, 2002 and incorporated herein by reference.)
10.25+

Agreement, dated March 2, 2001, between Amgen Inc. and Mr. George J. Morrow. (Filed as an exhibit to Form 10-Q for the quarter ended March 31, 2001 on May 14, 2001 and incorporated herein by reference.)

10.26+

Agreement, dated March 2, 2001 between Amgen Inc. and Dr. Roger M. Perlmutter, M.D., Ph.D. (Filed as an exhibit to Form 10-Q for the quarter ended March 31, 2001 on May 14, 2001 and incorporated herein by reference.)

10.27+	Agreement, dated May 2, 2001, between Amgen Inc. and Mr. Brian McNamee. (Filed as an exhibit to Form 10-Q for the quarter ended June 30, 2001 on July 27, 2001 and incorporated herein by reference.)
10.28+

Restricted Stock Purchase Agreement, dated March 3, 2003, between Amgen Inc. and Brian M. McNamee. (Filed as an exhibit to Form 10-Q for the quarter ended June 30, 2003 on July 30, 2003 and incorporated herein by reference.)

10.29+	Agreement, dated May 14, 2001, between Amgen Inc. and Mr. Richard Nanula. (Filed as an exhibit to Form 10-Q for the quarter ended June 30, 2001 on July 27, 2001 and incorporated herein by reference.)
10.30+	Promissory Note, dated June 27, 2001, of Mr. Richard Nanula. (Filed as an exhibit to Form 10-Q for the quarter ended June 30, 2001 on July 27, 2001 and incorporated herein by reference.)
10.31+	Amendment to Promissory Note, dated August 31, 2007 to Promissory Note, dated June 27,

Exhibit No.	Description
2001, of Mr. Richard Nanula. (Filed as an exhibit to Form 10-Q for the quarter ended September 30, 2007 on November 9, 2007 and incorporated herein by reference.)
10.32+

Agreement, dated February 11, 2004, between Amgen Inc. and David J. Scott. (Filed as an exhibit to Form 10-K for the year ended December 31, 2003 on March 11, 2004 and incorporated herein by reference.)

10.33+

Product License Agreement, dated September 30, 1985, and Technology License Agreement, dated, September 30, 1985 between Amgen and Ortho Pharmaceutical Corporation. (Filed as an exhibit to Form 10-Q for the quarter ended June 30, 2000 on August 1, 2000 and incorporated herein by reference.)

10.34+

Shareholders’ Agreement, dated May 11, 1984, among Amgen, Kirin Brewery Company, Limited and Kirin-Amgen, Inc. (Filed as an exhibit to Form 10-K for the year ended December 31, 2000 on March 7, 2001 and incorporated herein by reference.)

10.35+

Amendment No. 1 dated March 19, 1985, Amendment No. 2 dated July 29, 1985 (effective July 1, 1985), and Amendment No. 3, dated December 19, 1985, to the Shareholders’ Agreement dated May 11, 1984. (Filed as an exhibit to Form 10-Q for the quarter ended June 30, 2000 on August 1, 2000 and incorporated herein by reference.)

10.36+

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

10.37+	Amendment No. 12 to the Shareholders’ Agreement, dated January 31, 2001. (Filed as an exhibit to Form 10-Q for the quarter ended June 30, 2005 on August 8, 2005 and incorporated herein by reference.)
10.38+

Amendment No. 13 to the Shareholders’ Agreement, dated June 28, 2007 (with certain confidential information deleted therefrom). (Filed as an exhibit to Form 10-Q for the quarter ended June 30, 2007 on August 9, 2007 and incorporated herein by reference.)

10.39+

Product License Agreement, dated September 30, 1985, and Technology License Agreement, dated September 30, 1985, between Kirin-Amgen, Inc. and Ortho Pharmaceutical Corporation. (Filed as an exhibit to Form 10-Q for the quarter ended June 30, 2000 on August 1, 2000 and incorporated herein by reference.)

10.40+

Research, Development Technology Disclosure and License Agreement: PPO, dated January 20, 1986, by and between Kirin Brewery Co., Ltd. and Amgen Inc. (Filed as an exhibit to Amendment No. 1 to Form S-1 Registration Statement on March 11, 1986 and incorporated herein by reference.)

10.41+

Amendment Agreement, dated June 30, 1988, to Research, Development, Technology Disclosure and License Agreement: GM-CSF dated March 31, 1987, between Kirin Brewery Company, Limited and Amgen Inc. (Filed as an exhibit to Form 8 amending the Quarterly Report on Form 10-Q for the quarter ended June 30, 1988 on August 25, 1988 and incorporated herein by reference.)

10.42+

Assignment and License Agreement, dated October 16, 1986 (effective July 1, 1986, between Amgen and Kirin-Amgen, Inc. (Filed as an exhibit to Form 10-K for the year ended December 31, 2000 on March 7, 2001 and incorporated herein by reference.)

10.43+

G-CSF United States License Agreement, dated June 1, 1987 (effective July 1, 1986), Amendment No. 1, dated October 20, 1988, and Amendment No. 2, dated October 17, 1991 (effective November 13, 1990), between Kirin-Amgen, Inc. and Amgen Inc. (Filed as exhibits to Form 10-K for the year ended December 31, 2000 on March 7, 2001 and incorporated herein by reference.)

10.44+

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

Exhibit No.	Description

Inc. / Amgen G-CSF European License Agreement, dated December 29, 1989, between Kirin-Amgen, Inc. and Amgen Inc. (Filed as exhibits to Form 10-K for the year ended December 31, 2000 on March 7, 2001 and incorporated herein by reference.)

10.45

Enbrel® Supply Agreement among Immunex Corporation, American Home Products Corporation and Boehringer Ingelheim Pharma KG, dated as of November 5, 1998 (with certain confidential information deleted therefrom). (Filed as an exhibit to the Immunex Corporation Annual Report on Form 10-K for the year ended December 31, 1998 on March 23, 1998 and incorporated herein by reference.)

10.46

Amendment No. 1 to the Enbrel® Supply Agreement, dated June 27, 2000, among Immunex Corporation, American Home Products Corporation and Boehringer Ingelheim Pharma KG, (with certain confidential information deleted therefrom). (Filed as an exhibit to the Immunex Corporation Form 10-Q for the quarter ended June 30, 2000 on August 11, 2000 and incorporated herein by reference.)

10.47

Amendment No. 2 to the Enbrel® Supply Agreement, dated June 3, 2002, among Immunex Corporation, Wyeth (formerly known as American Home Products Corporation) and Boehringer Ingelheim Pharma KG (with certain confidential information deleted therefrom). (Filed as an exhibit to Form 10-Q for the quarter ended June 30, 2002 on August 13, 2002 and incorporated herein by reference.)

10.48

Amendment No. 1 to Amendment No. 2 to the Enbrel® Supply Agreement, dated June 23, 2008, among Immunex Corporation, Wyeth (formerly “American Home Products Corporation”) and Boehringer Ingelheim Pharma KG (Filed as an exhibit to Form 10-Q for the quarter ended June 30, 2008 on August 8, 2008 and incorporated herein by reference.)

10.49

Amendment No. 3 to the Enbrel® Supply Agreement, dated December 18, 2002, among Immunex Corporation, Wyeth (formerly, “American Home Products Corporation”) and Boehringer Ingelheim Pharma KG (with certain confidential information deleted therefrom). (Filed as an exhibit to Form 10-K for the year ended December 31, 2002 on March 10, 2003 and incorporated herein by reference.)

10.50

Amendment No. 4 to the Enbrel® Supply Agreement, dated May 21, 2004, among Immunex Corporation, Wyeth (formerly, “American Home Products Corporation”) and Boehringer Ingelheim Pharma KG. (Filed as an exhibit to Form 10-Q for the quarter ended June 30, 2005 on August 8, 2005 and incorporated herein by reference.)

10.51

Amendment No. 5 to the Enbrel® Supply Agreement, dated August 30, 2005, among Immunex Corporation, Wyeth (formerly, “American Home Products Corporation”) and Boehringer Ingelheim Pharma KG. (Filed as an exhibit to Form 10-Q for the quarter ended September 30, 2005 on November 9, 2005 and incorporated herein by reference.)

10.52

Amendment No. 6 to the Enbrel® Supply Agreement, dated November 27, 2007, among Immunex Corporation, Wyeth (formerly, “American Home Products Corporation”) and Boehringer Ingelheim Pharma KG (with certain confidential information deleted therefrom) (Filed as an exhibit to Form 10-K for the year ended December 31, 2007 on February 28, 2008 and incorporated herein by reference.)

10.53*

Amendment No. 2 to Amendment No. 6, dated August 26, 2008, to the Enbrel® Supply Agreement, dated November 27, 2007, among Immunex Corporation, Wyeth (formerly, “American Home Products Corporation”) and Boehringer Ingelheim Pharma KG (with certain confidential information deleted therefrom).

10.54

Agreement Regarding Governance and Commercial Matters, dated December 16, 2001, by and among American Home Products Corporation, American Cyanamid Company and Amgen Inc. (with certain confidential information deleted therefrom). (Filed as an exhibit to Amendment No. 1 to Form S-4 Registration Statement on March 22, 2002 and incorporated herein by reference.)

10.55

Amended and Restated Promotion Agreement, dated as of December 16, 2001, by and among Immunex Corporation, American Home Products Corporation and Amgen Inc. (with certain confidential information deleted therefrom). (Filed as an exhibit to Amendment No. 1 to Form S-4 Registration Statement on March 22, 2002 and incorporated herein by reference.)

10.56	Description of Amendment No. 1 to Amended and Restated Promotion Agreement, effective as

Exhibit No.	Description

of July 8, 2003, among Wyeth, Amgen Inc. and Immunex Corporation, (with certain confidential information deleted therefrom). (Filed as an exhibit to Form 10-K for the year ended December 31, 2003 on March 11, 2004 and incorporated herein by reference.)

10.57

Description of Amendment No. 2 to Amended and Restated Promotion Agreement, effective as of April 20, 2004, by and among Wyeth, Amgen Inc. and Immunex Corporation. (Filed as an exhibit to Form S-4/A on June 29, 2004 and incorporated herein by reference.)

10.58

Amendment No. 3 to Amended and Restated Promotion Agreement, effective as of January 1, 2005, by and among Wyeth, Amgen Inc. and Immunex Corporation (with certain confidential information deleted therefrom). (Filed as an exhibit to Form 10-Q for the quarter ended March 31, 2005 on May 4, 2005 and incorporated herein by reference.)

10.59

Purchase Agreement, dated as of November 15, 2004, among Amgen Inc. and Morgan Stanley & Co. Incorporated and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representatives of the several initial purchasers. (Filed as an exhibit to Form 8-K on November 19, 2004 and incorporated herein by reference.)

10.60

Purchase Agreement, dated as of February 14, 2006, among Amgen Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co. Incorporated, Citigroup Global Markets Inc., JP Morgan Securities, Inc., Lehman Brothers Inc, Bear, Stearns & Co. Inc., Credit Suisse Securities (USA) LLC. (Filed as an exhibit to Form 8-K on February 21, 2006 and incorporated herein by reference.)

10.61

Confirmation of OTC Convertible Note Hedge related to 2011 Notes, dated February 14, 2006, to Amgen Inc. from Merrill Lynch International related to the 0.125% Convertible Senior Notes Due 2011. (Filed as an exhibit to Form 10-K for the year ended December 31, 2005 on March 10, 2006 and incorporated herein by reference.)

10.62

Confirmation of OTC Convertible Note Hedge related to 2013 Notes, dated February 14, 2006, to Amgen Inc. from Merrill Lynch International related to 0.375% Convertible Senior Notes Due 2013. (Filed as an exhibit to Form 10-K for the year ended December 31, 2005 on March 10, 2006 and incorporated herein by reference.)

10.63

Confirmation of OTC Convertible Note Hedge related to 2011 Notes, dated February 14, 2006, to Amgen Inc. from Morgan Stanley & Co. International Limited related to the 0.125% Convertible Senior Notes Due 2011 Notes. (Filed as an exhibit to Form 10-K for the year ended December 31, 2005 on March 10, 2006 and incorporated herein by reference.)

10.64

Confirmation of OTC Warrant Transaction, dated February 14, 2006, to Amgen Inc. from Merrill Lynch International for warrants expiring in 2011. (Filed as an exhibit to Form 10-K for the year ended December 31, 2005 on March 10, 2006 and incorporated herein by reference.)

10.65

Confirmation of OTC Warrant Transaction, dated February 14, 2006, to Amgen Inc. from Merrill Lynch International for warrants expiring in 2013. (Filed as an exhibit to Form 10-K for the year ended December 31, 2005 on March 10, 2006 and incorporated herein by reference.)

10.66

Confirmation of OTC Warrant Transaction, dated February 14, 2006, to Amgen Inc. from Morgan Stanley & Co. International Limited for warrants maturing in 2011. (Filed as an exhibit to Form 10-K for the year ended December 31, 2005 on March 10, 2006 and incorporated herein by reference.)

10.67

Purchase Agreement, dated February 16, 2006, between Amgen Inc. and Citigroup Global Markets Inc. (Filed as an exhibit to Form 10-K for the year ended December 31, 2005 on March 10, 2006 and incorporated herein by reference.)

10.68

Purchase Agreement, dated May 24, 2007, among Amgen Inc., Morgan Stanley & Co. Incorporated, Merrill Lynch, Pierce, Fenner & Smith Incorporated and the Initial Purchasers Names in Schedule A thereof. (Filed as an exhibit to Form 10-Q for the quarter ended June 30, 2007 on August 9, 2007 and incorporated herein by reference.)

10.69

Purchase Agreement, dated May 29, 2007, between Amgen Inc. and Merrill Lynch International. (Filed as an exhibit to Form 10-Q for the quarter ended June 30, 2007 on August 9, 2007 and incorporated herein by reference.)

10.70

Collaboration Agreement, dated July 11, 2007, between Amgen Inc. and Daiichi Sankyo Company (with certain confidential information deleted therefrom). (Filed as an exhibit to Form 10-Q for the quarter ended September 30, 2007 on November 9, 2007 and incorporated herein by

Exhibit No.	Description
reference.)
10.71

Credit Agreement, dated November 2, 2007, among Amgen Inc., with Citicorp USA, Inc., as administrative agent, Barclays Bank PLC, as syndication agent, Citigroup Global Markets, Inc. and Barclays Capital, as joint lead arrangers and joint book runners, and the other banks party thereto. (Filed as an exhibit to Form 8-K filed on November 2, 2007 and incorporated herein by reference.)

10.72

Multi-product License Agreement with Respect to Japan between Amgen Inc. and Takeda Pharmaceutical Company Limited dated February 1, 2008 (with certain confidential information deleted therefrom). (Filed as an exhibit to Form 10-Q for the quarter ended March 31, 2008 on May 12, 2008 and incorporated herein by reference.)

10.73

License Agreement for motesanib diphosphate between Amgen Inc. and Takeda Pharmaceutical Company Limited dated February 1, 2008 (with certain confidential information deleted therefrom). (Filed as an exhibit to Form 10-Q for the quarter ended March 31, 2008 on May 12, 2008 and incorporated herein by reference.)

10.74

Supply Agreement between Amgen Inc. and Takeda Pharmaceutical Company Limited dated February 1, 2008 (with certain confidential information deleted therefrom). (Filed as an exhibit to Form 10-Q for the quarter ended March 31, 2008 on May 12, 2008 and incorporated herein by reference.)

10.75

Sale and Purchase Agreement between Amgen Inc. and Takeda Pharmaceutical Company Limited dated February 1, 2008 (with certain confidential information deleted therefrom). (Filed as an exhibit to Form 10-Q for the quarter ended March 31, 2008 on May 12, 2008 and incorporated herein by reference.)

10.76

Variable Term Accelerated Share Repurchase Transaction dated May 28, 2008, between Amgen Inc. and Lehman Brothers, Inc. acting as Agent Lehman Brothers OTC Derivatives Inc., acting as Principal. (Filed as an exhibit to Form 10-Q for the quarter ended June 30, 2009 on August 8, 2008 and incorporated herein by reference.)

31*	Rule 13a-14(a) Certifications.
32**	Section 1350 Certifications.

(*	= filed herewith)

(**	= furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended)

(+	= management contract or compensatory plan or arrangement.)