Form 10-Q
period 2009-06-30
AMGEN INC
filed 2009-08-10
CIK 318154

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

As of August 3, 2009, the registrant had 1,015,476,612 shares of common stock, $0.0001 par value, outstanding.

AMGEN INC.

i

PART I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

AMGEN INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Revenues:
Product sales	$3,634	$3,692	$6,872	$7,229
Other revenues	79	72	149	148

Total revenues	3,713	3,764	7,021	7,377

Operating expenses:
Cost of sales (excludes amortization of certain acquired intangible assets presented below)	531	515	1,008	1,061
Research and development	693	809	1,326	1,503
Selling, general and administrative	910	904	1,708	1,778
Amortization of certain acquired intangible assets	73	73	147	147
Other charges	49	284	54	294

Total operating expenses	2,256	2,585	4,243	4,783

Operating income	1,457	1,179	2,778	2,594

Interest expense, net	150	137	297	286
Interest and other income, net	50	88	108	202

Income before income taxes	1,357	1,130	2,589	2,510

Provision for income taxes	88	224	301	504

Net income	$1,269	$906	$2,288	$2,006

Earnings per share:
Basic	$1.25	$0.84	$2.24	$1.85
Diluted	$1.25	$0.84	$2.23	$1.85

Shares used in calculation of earnings per share:
Basic	1,013	1,078	1,023	1,083
Diluted	1,017	1,081	1,027	1,086

See accompanying notes, including Note 1 for discussion of required retrospective adoption of a new accounting standard applicable to our convertible debt.

AMGEN INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except per share data)

(Unaudited)

	June 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$2,968	$1,774
Marketable securities	8,997	7,778
Trade receivables, net	2,182	2,073
Inventories	2,061	2,075
Other current assets	1,488	1,521

Total current assets	17,696	15,221

Property, plant and equipment, net	5,800	5,879
Intangible assets, net	2,780	2,988
Goodwill	11,339	11,339
Other assets	1,225	1,000

Total assets	$38,840	$36,427

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$635	$504
Accrued liabilities	2,913	3,382
Current portion of other long-term debt	1,000	1,000

Total current liabilities	4,548	4,886

Convertible notes	4,383	4,257
Other long-term debt	6,088	4,095
Other non-current liabilities	2,461	2,304

Commitments and contingencies

Stockholders’ equity:
Common stock and additional paid-in capital; $0.0001 par value; 2,750 shares authorized; outstanding - 1,015 shares in 2009 and 1,047 shares in 2008	26,720	26,441
Accumulated deficit	(5,423)	(5,673)
Accumulated other comprehensive income	63	117

Total stockholders’ equity	21,360	20,885

Total liabilities and stockholders’ equity	$38,840	$36,427

See accompanying notes, including Note 1 for discussion of required retrospective adoption of a new accounting standard applicable to our convertible debt.

AMGEN INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Six months ended June 30,
	2009	2008
Cash flows from operating activities:
Net income	$2,288	$2,006
Depreciation and amortization	520	531
Stock-based compensation expense	123	133
Other items, net	111	36
Changes in operating assets and liabilities, net of acquisitions:
Trade receivables, net	(108)	(200)
Inventories	50	(69)
Other current assets	(48)	46
Accounts payable	48	360
Accrued income taxes	(79)	(23)
Other accrued liabilities	(355)	105
Deferred revenue	(12)	276

Net cash provided by operating activities	2,538	3,201

Cash flows from investing activities:
Purchases of property, plant and equipment	(256)	(335)
Cash paid for acquisitions, net of cash acquired	-	(48)
Purchases of marketable securities	(7,483)	(3,422)
Proceeds from sales of marketable securities	5,365	3,081
Proceeds from maturities of marketable securities	964	370
Other	(32)	61

Net cash used in investing activities	(1,442)	(293)

Cash flows from financing activities:
Repurchases of common stock	(1,997)	(1,549)
Repayment of debt	-	(1,000)
Net proceeds from issuance of debt	1,980	992
Net proceeds from issuance of common stock in connection with the Company’s equity award programs	97	33
Other	18	(16)

Net cash provided by (used in) financing activities	98	(1,540)

Increase in cash and cash equivalents	1,194	1,368

Cash and cash equivalents at beginning of period	1,774	2,024

Cash and cash equivalents at end of period	$2,968	$3,392

See accompanying notes, including Note 1 for discussion of required retrospective adoption of a new accounting standard applicable to our convertible debt.

AMGEN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009

(Unaudited)

1. Summary of significant accounting policies

Business

Amgen Inc. is a global biotechnology company that discovers, develops, manufactures and markets human therapeutics based on advances in cellular and molecular biology.

Basis of presentation

The financial information for the three and six months ended June 30, 2009 and 2008 is unaudited but includes all adjustments (consisting of only normal recurring adjustments, unless otherwise indicated), which Amgen Inc., including its subsidiaries (referred to as “Amgen,” “the Company,” “we,” “our” or “us”), considers necessary for a fair presentation of the results of operations for those periods. Interim results are not necessarily indicative of results for the full fiscal year.

The condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and the notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2008.

Change in method of accounting for convertible debt instruments

Effective January 1, 2009, we adopted Financial Accounting Standards Board’s (“FASB”) Staff Position (“FSP”) No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”) and, as required by this new standard, we retrospectively applied this change in accounting to all prior periods for which we had applicable outstanding convertible debt. Under this method of accounting, the debt and equity components of our convertible notes are bifurcated and accounted for separately. The equity components of our convertible notes, including our 2011 Convertible Notes, 2013 Convertible Notes and 2032 Modified Convertible Notes, are included in “Common stock and additional paid-in capital” in the Condensed Consolidated Balance Sheets, with a corresponding reduction in the carrying values of these convertible notes as of the date of issuance or modification, as applicable. The reduced carrying values of our convertible notes are being accreted back to their principal amounts through the recognition of non-cash interest expense. This results in recognizing interest expense on these borrowings at effective rates approximating what we would have incurred had we issued nonconvertible debt with otherwise similar terms. See Note 2, “Change in method of accounting for convertible debt instruments” and Note 9, “Financing arrangements.”

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

Fair value measurement

We adopted the provisions of the FASB’s Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”), effective January 1, 2008, for financial assets and liabilities and effective January 1, 2009, with respect to the fair value measurement requirements for non-financial assets and liabilities that are not remeasured on a recurring basis. Under this standard, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date. The adoption of SFAS 157 did not have a material impact on our condensed consolidated results of operations, financial position or cash flows.

During the three months ended June 30, 2009, we adopted the provisions of the FASB’s FSP SFAS No. 115-2 and SFAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP SFAS 115-2 and SFAS 124-2”). FSP SFAS 115-2 and SFAS 124-2 modifies the guidance to determine whether the impairment of a debt security is other-than-temporary. This new standard also amends the presentation and disclosure requirements of other-than-temporarily impaired debt and equity securities in the financial statements. The adoption of FSP SFAS 115-2 and SFAS 124-2 did not have a material impact on our condensed consolidated results of operations, financial position or cash flows.

AMGEN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During the three months ended June 30, 2009, we adopted the provisions of the FASB’s FSP SFAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” and FASB’s FSP SFAS No. 107-1 and APB 28-1, “Interim Disclosures About Fair Value of Financial Instruments.” The adoption of these FSP’s resulted in additional interim disclosures and did not have a material impact on our condensed consolidated results of operations, financial position or cash flows.

Derivative instruments

Effective January 1, 2009, we adopted the provisions of the FASB’s SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”) for our derivative instruments. SFAS 161 requires that the objectives for using derivative instruments be disclosed to better convey the purpose of derivative use in terms of the risks that we are intending to manage. This new standard also requires disclosure of how derivatives and related hedged items affect our financial statements. The adoption of SFAS 161 did not have a material impact on our condensed consolidated results of operations, financial position or cash flows. See Note 12, “Derivative instruments.”

Inventories

Inventories are stated at the lower of cost or market. Cost, which includes amounts related to materials, labor and overhead, is determined in a manner which approximates the first-in, first-out (“FIFO”) method.

Property, plant and equipment, net

Property, plant and equipment are recorded at historical cost, net of accumulated depreciation of $4.4 billion and $4.1 billion as of June 30, 2009 and December 31, 2008, respectively.

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

Sales of our products are recognized when shipped and title and risk of loss have passed. Product sales are recorded net of accruals for estimated rebates, wholesaler chargebacks, discounts and other incentives (collectively “sales incentives”) and returns. Taxes assessed by government authorities on the sale of the Company’s products, primarily in Europe, are excluded from revenues.

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

AMGEN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Research and development costs

Research and development (“R&D”) costs are expensed as incurred and primarily include salaries, benefits and other staff-related costs; facilities and overhead costs; clinical trial and related clinical manufacturing costs; contract services and other outside costs; information systems’ costs and amortization of acquired technology used in R&D with alternative future uses. R&D expenses also include costs incurred under R&D arrangements with our corporate partners, such as activities performed on behalf of Kirin-Amgen Inc. (“KA”), and costs and cost recoveries associated with collaborative R&D and in-licensing arrangements, including upfront fees and milestones paid to collaboration partners in connection with technologies that have no alternative future use. Net payment or reimbursement of R&D costs for R&D collaborations is recognized when the obligations are incurred or as we become entitled to the cost recovery.

Selling, general and administrative costs

Selling, general and administrative (“SG&A”) expenses are primarily comprised of salaries, benefits and other staff-related costs associated with sales and marketing, finance, legal and other administrative personnel; facilities and overhead costs; outside marketing, advertising and legal expenses and other general and administrative costs.

SG&A expenses include costs and cost recoveries associated with certain collaborative arrangements. Net payment or reimbursement of SG&A costs for collaborations is recognized when the obligations are incurred or as we become entitled to the cost recovery.

Subsequent events

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”, (“SFAS 165”). SFAS 165 is effective for financial statements ending after June 15, 2009, and we adopted SFAS 165 during the three months ended June 30, 2009. SFAS 165 establishes general standards of accounting for and disclosure of subsequent events that occur after the balance sheet date. Entities are also required to disclose the date through which subsequent events have been evaluated. We have evaluated subsequent events through the date of issuance of our financial statements in this Form 10-Q.

Recent accounting pronouncements

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”), which amends guidance regarding consolidation of variable interest entities to address the elimination of the concept of a qualifying special purpose entity. SFAS 167 also replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of the variable interest entity, and the obligation to absorb losses of the entity or the right to receive benefits from the entity. Additionally, SFAS 167 requires any enterprise that holds a variable interest in a variable interest entity to provide enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. SFAS 167 is effective for interim and annual reporting periods beginning after November 30, 2009. We are currently evaluating the potential impact of SFAS 167 on our financial statements.

In June 2009, the FASB issued SFAS No. 168 “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162” (“SFAS 168”), which will be effective for interim and annual periods ending after September 15, 2009. The FASB Accounting Standards Codification (“Codification”) will become the source of authoritative GAAP recognized by the FASB. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws continue to be sources of authoritative GAAP for SEC registrants. All existing FASB accounting standards and guidance are superseded as described in SFAS 168. Subsequently, instead of issuing new accounting standards in the form of statements, FASB staff positions, and Emerging Issues Task Force (“EITF”) abstracts, the FASB will issue Accounting Standards Updates that will update the Codification. Adoption of the Codification will not have a significant impact on our financial statements.

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

AMGEN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following illustrates the impact of adopting FSP APB 14-1 on the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2009 and 2008 and on the Condensed Consolidated Balance Sheets as of June 30, 2009 and December 31, 2008 (in millions, except per share information):

	Three months ended June 30, 2009
	Excluding the effect of FSP APB 14-1	Effect of FSP APB 14-1	Including the effect of FSP APB 14-1
Operating income	$1,457	$-	$1,457
Interest expense, net	88	62	150
Interest and other income, net	50	-	50

Income before income taxes	1,419	(62)	1,357
Provision for income taxes	111	(23)	88

Net income	$1,308	$(39)	$1,269

Earnings per share:
Basic	$1.29	$(0.04)	$1.25
Diluted	$1.29	$(0.04)	$1.25

	Three months ended June 30, 2008
	As originally reported	Effect of FSP APB 14-1	“Revised”
Operating income	$1,179	$-	$1,179
Interest expense, net	79	58	137
Interest and other income, net	88	-	88

Income before income taxes	1,188	(58)	1,130
Provision for income taxes	247	(23)	224

Net income	$941	$(35)	$906

Earnings per share:
Basic	$0.87	$(0.03)	$0.84
Diluted	$0.87	$(0.03)	$0.84

	Six months ended June 30, 2009
	Excluding the effect of FSP APB 14-1	Effect of FSP APB 14-1	Including the effect of FSP APB 14-1
Operating income	$2,778	$-	$2,778
Interest expense, net	174	123	297
Interest and other income, net	108	-	108

Income before income taxes	2,712	(123)	2,589
Provision for income taxes	347	(46)	301

Net income	$2,365	$(77)	$2,288

Earnings per share:
Basic	$2.31	$(0.07)	$2.24
Diluted	$2.30	$(0.07)	$2.23

AMGEN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Six months ended June 30, 2008
	As originally reported	Effect of FSP APB 14-1	“Revised”
Operating income	$2,594	$-	$2,594
Interest expense, net	171	115	286
Interest and other income, net	202	-	202

Income before income taxes	2,625	(115)	2,510
Provision for income taxes	548	(44)	504

Net income	$2,077	$(71)	$2,006

Earnings per share:
Basic	$1.92	$(0.07)	$1.85
Diluted	$1.91	$(0.06)	$1.85

	June 30, 2009
	Excluding the effect of FSP APB 14-1	Effect of FSP APB 14-1	Including the effect of FSP APB 14-1
Non-current assets:
Other assets	$1,239	$(14)	$1,225
Non-current liabilities:
Convertible notes	5,082	(699)	4,383
Other non-current liabilities	2,198	263	2,461
Stockholders’ equity:
Common stock and additional paid-in capital	25,806	914	26,720
Accumulated deficit	(4,931)	(492)	(5,423)

	December 31, 2008
	As originally reported	Effect of FSP APB 14-1	“Revised”
Non-current assets:
Other assets	$1,016	$(16)	$1,000
Non-current liabilities:
Convertible notes	5,081	(824)	4,257
Other non-current liabilities	1,995	309	2,304
Stockholders’ equity:
Common stock and additional paid-in capital	25,527	914	26,441
Accumulated deficit	(5,258)	(415)	(5,673)

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

AMGEN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Income taxes

The effective tax rates for the three and six months ended June 30, 2009 and June 30, 2008 are different from the statutory rate primarily as a result of indefinitely invested earnings of our foreign operations. In addition, the effective tax rate for the three and six months ended June 30, 2009 was further reduced by favorable resolution of certain non-routine transfer pricing matters with the Internal Revenue Service (“IRS”) for prior periods. We do not provide for U.S. income taxes on undistributed earnings of our foreign operations that are intended to be invested indefinitely outside the United States.

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

The IRS is currently examining our U.S. income tax returns for the years ended December 31, 2005 and 2006. As of June 30, 2009, the Company and the IRS have agreed to certain non-routine transfer pricing adjustments and the Company has accordingly adjusted its liability for unrecognized tax benefits (“UTBs”). The remainder of this examination is currently anticipated to be completed in 2009.

During the three and six months ended June 30, 2009, the gross amount of our UTBs increased approximately $55 million and $145 million, respectively, as a result of tax positions taken during the current year. During the six months ended June 30, 2009, the gross amount of our UTBs decreased approximately $170 million primarily as a result of resolving certain non-routine transfer pricing matters related to prior periods. The majority of our UTBs as of June 30, 2009, if recognized, would affect our effective tax rate.

As of June 30, 2009, we believe that it is reasonably possible that our gross liabilities for UTBs may decrease by approximately $100 million within the succeeding twelve months due to potential tax settlements.

4. Earnings per share

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

Our 2011 Convertible Notes, 2013 Convertible Notes and 2032 Modified Convertible Notes are considered Instrument C securities as defined by EITF No. 90-19 “Convertible Bonds with Issuer Option to Settle for Cash upon Conversion.” Therefore, only the shares of common stock potentially issuable with respect to the excess of the notes’ conversion value over their principal amount or accreted value, if any, are considered as dilutive potential common shares for purposes of calculating diluted EPS. For the three and six months ended June 30, 2009 and 2008, the conversion values for our convertible notes were less than the related principal amounts or accreted value and, accordingly, no shares were assumed to be issued for purposes of computing diluted EPS. For further information regarding our convertible notes, see Note 9, “Financing arrangements.”

AMGEN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table sets forth the computation for basic and diluted EPS (in millions, except per share information):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Income (Numerator):
Net income for basic and diluted EPS	$1,269	$906	$2,288	$2,006

Shares (Denominator):
Weighted-average shares for basic EPS	1,013	1,078	1,023	1,083
Effect of Dilutive Securities	4	3	4	3

Weighted-average shares for diluted EPS	1,017	1,081	1,027	1,086

Basic EPS	$1.25	$0.84	$2.24	$1.85
Diluted EPS	$1.25	$0.84	$2.23	$1.85

For the three and six months ended June 30, 2009, there were employee stock options, calculated on a weighted average basis, to purchase 51 million and 48 million shares, respectively, with exercise prices greater than the average market prices of common stock for these periods that are not included in the computation of diluted EPS as their impact would have been anti-dilutive. For both the three and six months ended June 30, 2008, there were employee stock options, calculated on a weighted average basis, to purchase 53 million shares with exercise prices greater than the average market prices of common stock for these periods that are not included in the computation of diluted EPS as their impact would have been anti-dilutive. In addition, shares which may be issued upon conversion of our convertible debt or upon exercise of our warrants are not included in any of the periods presented above as their impact on diluted EPS would have been anti-dilutive. Shares which may be issued under our 2007 and 2009 performance award programs were also excluded for the applicable periods because conditions under the programs were not met.

5. Related party transactions

We own a 50% interest in KA, a corporation formed in 1984 with Kirin Holdings Company, Limited (“Kirin”) for the development and commercialization of certain products based on advanced biotechnology. We account for our interest in KA under the equity method and include our share of KA’s profits or losses in “Selling, general and administrative” in the Condensed Consolidated Statements of Income. During the three and six months ended June 30, 2009, our share of KA’s profits was $17 million and $36 million, respectively. During the three and six months ended June 30, 2008, our share of KA’s profits was $17 million and $31 million, respectively. As of June 30, 2009 and December 31, 2008, the carrying value of our equity method investment in KA, net of dividends paid, was $392 million and $356 million, respectively, and is included in non-current “Other assets” in the Condensed Consolidated Balance Sheets. KA’s revenues consist of royalty income related to its licensed technology rights. All of our rights to manufacture and market certain products, including darbepoetin alfa, pegfilgrastim, granulocyte colony-stimulating factor (“G-CSF”) and recombinant human erythropoietin, are pursuant to exclusive licenses from KA, which we currently market under the brand names Aranesp®, Neulasta®, NEUPOGEN® and EPOGEN®, respectively. KA receives royalty income from us, as well as from Kirin, J&J and F. Hoffmann-La Roche Ltd. (“Roche”) under separate product license agreements for certain geographic areas outside of the United States. During the three and six months ended June 30, 2009, KA earned royalties from us of $81 million and $152 million, respectively. During the three and six months ended June 30, 2008, KA earned royalties from us of $83 million and $158 million, respectively. These amounts are included in “Cost of sales (excludes amortization of certain acquired intangible assets)” in the Condensed Consolidated Statements of Income. As of June 30, 2009 and December 31, 2008, we owed KA $88 million and $82 million, respectively, which were included in “Accrued liabilities” in the Condensed Consolidated Balance Sheets.

KA’s expenses primarily consist of costs related to R&D activities conducted on its behalf by Amgen and Kirin. KA pays Amgen and Kirin for such services at negotiated rates. During the three and six months ended June 30, 2009, we earned revenues from KA of $25 million and $54 million, respectively, for certain R&D activities performed on KA’s behalf. During the three and six months ended June 30, 2008, we earned revenues from KA of $27 million and $59 million, respectively, for certain R&D activities performed on KA’s behalf. These amounts are included in “Other revenues” in the Condensed Consolidated Statements of Income.

AMGEN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Restructuring

On August 15, 2007, we announced a plan to restructure our worldwide operations in order to improve our cost structure. This restructuring plan was primarily the result of regulatory and reimbursement developments that began in 2007 involving erythropoiesis-stimulating agent (“ESA”) products, including our marketed ESA products Aranesp® and EPOGEN® , and the resulting impact on our operations. Key components of our restructuring plan initially included: (i) worldwide staff reductions, (ii) rationalization of our worldwide network of manufacturing facilities and, to a lesser degree, changes to certain R&D capital projects and (iii) abandoning leases primarily for certain R&D facilities that will not be used in our operations. Subsequently, we identified certain additional initiatives designed to further assist in improving our cost structure, including outsourcing certain non-core business functions, most notably certain of our information systems’ infrastructure services, as well as abandoning leases for certain additional facilities that will no longer be used in our operations. As of March 31, 2009, we have completed all of the actions and incurred all related costs initially included in our restructuring plan. As of June 30, 2009, we currently estimate that we will incur an additional $15 million to $30 million of costs, including related implementation costs, with respect to the subsequently identified initiatives.

Through June 30, 2009, we have incurred $942 million of costs related to the above-noted actions. The charges included $217 million of separation costs, $473 million of asset impairments, $148 million of accelerated depreciation and $104 million of other net charges, which primarily include $161 million of loss accruals for leases, $10 million loss on the disposal of certain less significant marketed products, $29 million for implementation costs associated with certain cost saving initiatives and $19 million of other charges, offset by $115 million of cost recoveries from Wyeth.

The following tables summarize the charges (credits) recorded during the three and six months ended June 30, 2009 and 2008 related to the above-noted actions by type of activity (in millions):

Three months ended June 30, 2009	Separation costs	Asset impairments	Other	Total
Cost of sales (excludes amortization of certain acquired intangible assets)	$-	$1	$-	$1
R&D	(3)	5	1	3
SG&A	(2)	-	5	3
Other charges	29	-	-	29

	$24	$6	$6	$36

Three months ended June 30, 2008
R&D	$1	$-	$-	$1
Other charges	-	12	9	21

	$1	$12	$9	$22

Six months ended June 30, 2009
Cost of sales (excludes amortization of certain acquired intangible assets)	$-	$1	$-	$1
R&D	(3)	5	1	3
SG&A	(2)	-	19	17
Other charges	34	-	-	34

	$29	$6	$20	$55

Six months ended June 30, 2008
Cost of sales (excludes amortization of certain acquired intangible assets)	$-	$1	$-	$1
R&D	3	-	-	3
SG&A	-	-	(1)	(1)
Other charges	4	14	13	31

	$7	$15	$12	$34

AMGEN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the charges and spending relating to the restructuring plan (in millions):

	Separation costs	Other	Total
Restructuring reserves as of January 1, 2009	$4	$162	$166
Expense	29	20	49
Payments	(6)	(43)	(49)

Restructuring reserves as of June 30, 2009	$27	$139	$166

The Company records restructuring activities in accordance with SFAS 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” and SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities.”

7. Available-for-sale securities

We consider our investment portfolio and marketable equity investments available-for-sale as defined in SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Accordingly, these investments are recorded at fair value. For the three months ended June 30, 2009 and 2008, realized gains related to these investments were $32 million and $24 million, respectively, and realized losses related to these investments were $16 million and $7 million, respectively. For the six months ended June 30, 2009 and 2008, realized gains related to these investments were $68 million and $76 million, respectively, and realized losses related to these investments were $55 million and $36 million, respectively. The cost of securities sold is based on the specific identification method.

The fair values of available-for-sale investments by type of security, contractual maturity and classification in the Condensed Consolidated Balance Sheets are as follows (in millions):

June 30, 2009	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Type of security:
U.S. Treasury securities	$1,276	$9	$(12)	$1,273
Obligations of U.S. government agencies and FDIC guaranteed bank debt	4,060	73	(6)	4,127
Corporate debt securities	2,920	42	(12)	2,950
Mortgage and asset backed securities	331	3	-	334
Other short-term interest bearing securities	3,084	-	-	3,084

Total debt securities	11,671	127	(30)	11,768
Equity securities	67	12	(8)	71

	$11,738	$139	$(38)	$11,839

AMGEN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Type of security:
U.S. Treasury securities	$1,896	$58	$(2)	$1,952
Obligations of U.S. government agencies and FDIC guaranteed bank debt	3,396	100	(3)	3,493
Corporate debt securities	1,432	10	(72)	1,370
Mortgage and asset backed securities	508	2	(6)	504
Other short-term interest bearing securities	2,126	-	-	2,126

Total debt securities	9,358	170	(83)	9,445
Equity securities	65	-	(8)	57

	$9,423	$170	$(91)	$9,502

Contractual maturity	June 30, 2009	December 31, 2008
Maturing in one year or less	$3,759	$3,179
Maturing after one year through three years	5,015	3,724
Maturing after three years	2,994	2,542

Total debt securities	11,768	9,445
Equity securities	71	57

	$11,839	$9,502

Classification in the Condensed Consolidated Balance Sheets	June 30, 2009	December 31, 2008
Cash and cash equivalents	$2,968	$1,774
Marketable securities	8,997	7,778
Other assets - noncurrent	71	30

	12,036	9,582
Less cash	(197)	(80)

	$11,839	$9,502

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

We review periodically our available-for-sale securities for other than temporary declines in fair value below their cost basis and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. As of June 30, 2009 and December 31, 2008, the Company believes that the cost basis for our available-for-sale securities were recoverable in all material respects.

AMGEN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Inventories

Inventories consisted of the following (in millions):

	June 30, 2009	December 31, 2008
Raw materials	$121	$112
Work in process	1,371	1,519
Finished goods	569	444

	$2,061	$2,075

9. Financing arrangements

The following table reflects the carrying value of our long-term borrowings under our various financing arrangements as of June 30, 2009 and December 31, 2008 (in millions):

	June 30, 2009	December 31, 2008
0.125% convertible notes due 2011 (2011 Convertible Notes)	$2,273	$2,206
0.375% convertible notes due 2013 (2013 Convertible Notes)	2,028	1,970
5.85% notes due 2017 (2017 Notes)	1,099	1,099
4.85% notes due 2014 (2014 Notes)	1,000	1,000
4.00% notes due 2009 (2009 Notes)	1,000	1,000
5.70% notes due 2019 (2019 Notes)	998	-
6.40% notes due 2039 (2039 Notes)	995	-
6.375% notes due 2037 (2037 Notes)	899	899
6.15% notes due 2018 (2018 Notes)	499	499
6.90% notes due 2038 (2038 Notes)	498	498
Zero coupon modified convertible notes due in 2032 (2032 Modified Convertible Notes)	82	81
Other	100	100

Total borrowings	11,471	9,352
Less current portion	1,000	1,000

Total non-current debt	$10,471	$8,352

2019 Notes and 2039 Notes

In January 2009, we issued $1.0 billion aggregate principal amount of notes due in 2019 (the “2019 Notes”) and $1.0 billion aggregate principal amount of notes due in 2039 (the “2039 Notes”) in a registered offering. The 2019 Notes and 2039 Notes pay interest at fixed annual rates of 5.70% and 6.40%, respectively. The 2019 Notes and 2039 Notes may be redeemed at any time at our option, in whole or in part, at 100% of the principal amount of the notes being redeemed plus accrued and unpaid interest, if any, and a “make-whole” amount, as defined. Upon the occurrence of a change in control triggering event, as defined, we may be required to purchase for cash all or a portion of the 2019 Notes and the 2039 Notes at a price equal to 101% of the principal amount of the notes plus accrued interest. The total debt discount on issuance and debt issuance costs were $7 million and $13 million, respectively, and are being amortized over the lives of the notes.

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

AMGEN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

For the three and six months ended June 30, 2009, interest expense for the 2011 Convertible Notes was approximately $1 million and $2 million, respectively, based on the contractual coupon rates. For the three and six months ended June 30, 2008, interest expense for the 2011 Convertible Notes was approximately $1 million and $2 million, respectively, based on the contractual coupon rates. For the three and six months ended June 30, 2009, interest expense for the 2013 Convertible Notes was approximately $2 million and $5 million, respectively, based on the contractual coupon rates. For the three and six months ended June 30, 2008, interest expense for the 2013 Convertible Notes was approximately $2 million and $5 million, respectively, based on the contractual coupon rates.

For the three and six months ended June 30, 2009, amortization of the discount for the 2011 Convertible Notes was approximately $34 million and $67 million, respectively. For the three and six months ended June 30, 2008, amortization of the discount for the 2011 Convertible Notes was approximately $32 million and $63 million, respectively. For the three and six months ended June 30, 2009, amortization of the discount for the 2013 Convertible Notes was approximately $29 million and $58 million, respectively. For the three and six months ended June 30, 2008, amortization of the discount for the 2013 Convertible Notes was approximately $27 million and $54 million, respectively.

The 2011 Convertible Notes and the 2013 Convertible Notes may, subject to certain conditions, be converted based on a conversion rate of 12.5247 and 12.5814 shares, respectively, per $1,000 principal amount of notes (which represents a conversion price of approximately $79.84 and $79.48 per share, respectively). Upon conversion, a holder would receive the conversion value, as defined, in: (i) cash equal to the lesser of the principal amount of the note or the conversion value and (ii) shares of our common stock, cash or a combination of common stock and cash, at our option, to the extent the conversion value exceeds the principal amount of the note. As of June 30, 2009, these notes were not convertible and the principal values exceeded the conversion values.

The principal balances, unamortized discounts and net carrying amounts of the liability components and the equity components for our 2011 Convertible Notes and 2013 Convertible Notes as of June 30, 2009 and December 31, 2008 are as follows (in millions):

	Liability Component			Equity Component
	Principal Balance	Unamortized Discount	Net Carrying Amount	Net Carrying Amount
Balance as of June 30, 2009
2011 Convertible Notes	$2,500	$227	$2,273	$643
2013 Convertible Notes	$2,500	$472	$2,028	$829

Balance as of December 31, 2008
2011 Convertible Notes	$2,500	$294	$2,206	$643
2013 Convertible Notes	$2,500	$530	$1,970	$829

The 2032 Modified Convertible Notes were issued in 2005 in exchange for zero-coupon, 30-year convertible notes that we issued in 2002. Like the notes for which they were exchanged, no interest is currently payable on the 2032 Modified Convertible Notes. These notes were issued at a discount from their principal amount (prior to the adoption of FSP APB 14-1). The reduced carrying value resulting from issuing these notes at a discount is being accreted back to the principal amount based on a contractual interest rate of 1.125% over the life of the notes. In March 2007, substantially all of the holders of the 2032 Modified Convertible Notes exercised their option to put these convertible notes to us. The additional discount on the 2032 Modified Convertible Notes recognized pursuant to the retrospective application of FSP APB 14-1 (in excess of the discount recognized under the contractual

AMGEN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

terms of these securities) was amortized as non-cash interest expense prior to the holders putting these convertible notes to us. We continue to recognize interest expense for the amortization of the discount based on the contractual rate for the 2032 Modified Convertible Notes that remain outstanding. Such amounts were not material for the three and six months ended June 30, 2009 and 2008.

Holders of the remaining outstanding 2032 Modified Convertible Notes may, subject to certain conditions, convert each of their notes based on a conversion rate of 8.8601 shares of common stock. The conversion price per share of the convertible notes as of any day will equal the accreted value on that day, divided by the conversion rate, or $87.52, as of June 30, 2009. If converted, the 2032 Modified Convertible Notes will be settled in cash for an amount equal to the lesser of the accreted value of the 2032 Modified Convertible Notes at the conversion date or the conversion value, as defined, and shares of common stock, if any, to the extent the conversion value exceeds the amount paid in cash. As of June 30, 2009, these notes were not convertible and the accreted value exceeded the amount that would have been received upon conversion. As of June 30, 2009 and December 31, 2008, the equity component for the 2032 Modified Convertible Notes was approximately $29 million.

Other facilities

As of June 30, 2009, we have a $2.3 billion syndicated unsecured revolving credit facility which matures in November 2012 and is available for general corporate purposes, or as a liquidity backstop to our commercial paper program. In late 2008, a participating financial institution in the credit facility who had provided $178 million of such commitment declared bankruptcy. Subsequently, this financial institution, which is a subsidiary of Lehman Brothers Holdings, Inc. (“Lehman”), was removed from the credit facility and the aggregate commitment was reduced to its current level of $2.3 billion.

10. Stockholders’ equity

Stock repurchase programs

A summary of activity under our stock repurchase programs for the three and six months ended June 30, 2009 and 2008 is as follows (in millions):

	2009		2008
	Shares	Dollars	Shares	Dollars
First quarter	37.5	$1,997	-	$-
Second quarter	-	-	32.7	1,549	(1)

Total	37.5	$1,997	32.7	$1,549

(1)

The total cost of shares repurchased during the three and six months ended June 30, 2008 excludes approximately $19.1 million paid in July 2008 in connection with the final settlement of an accelerated share repurchase program (“ASR’) entered into in May 2008.

As of June 30, 2009, $2.2 billion remained available for stock repurchases as authorized by our Board of Directors. The manner of purchases, the amount we spend and the number of shares repurchased will vary based on a variety of factors, including the stock price, blackout periods in which we are restricted from repurchasing shares, and our credit rating and may include private block purchases as well as market transactions.

2009 Equity Incentive Plan

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

AMGEN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Fair value measurement

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

Our derivative assets and liabilities include interest rate swaps and foreign currency forward and option contracts. The fair values of these derivatives are determined using models based on market observable inputs, including interest rate curves and both forward and spot prices for foreign currencies.

The following fair value hierarchy table presents information about each major category of the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2009 and December 31, 2008 (in millions):

	Fair value measurement at June 30, 2009 using:
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Available-for-sale securities:
U.S. Treasury securities	$1,273	$-	$-	$1,273
Obligations of U.S. government agencies and FDIC guaranteed bank debt	-	4,127	-	4,127
Corporate debt securities	-	2,950	-	2,950
Mortgage and asset backed securities	-	334	-	334
Other short-term interest bearing securities	2,614	470	-	3,084
Equity securities	71	-	-	71

	3,958	7,881	-	11,839
Derivatives	-	191	-	191

Total	$3,958	$8,072	$-	$12,030

Liabilities:
Derivatives	$-	$95	$-	$95

Total	$-	$95	$-	$95

AMGEN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Fair value measurement at December 31, 2008 using:
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Available-for-sale securities	$3,575	$5,927	$-	$9,502
Derivatives	-	415	-	415

Total	$3,575	$6,342	$-	$9,917

Liabilities:
Derivatives	$-	$66	$-	$66

Total	$-	$66	$-	$66

There were no material remeasurements to fair value during the six months ended June 30, 2009 and 2008 of assets and liabilities that are not measured at fair value on a recurring basis.

Following is a summary of the fair value of other financial instruments:

Short-term assets and liabilities

The fair values of cash equivalents, accounts receivable and accounts payable approximate their carrying values due to the short-term nature of these financial instruments.

Notes

The following table presents the carrying value and fair value information for our convertible notes, modified convertible notes and other long-term notes. The fair values shown are based on significant other observable inputs (Level 2) (in millions):

	June 30, 2009
	Carrying value	Fair value
2011 Convertible Notes	$2,273	$2,427
2013 Convertible Notes	2,028	2,234
2017 Notes	1,099	1,200
2014 Notes	1,000	1,055
2009 Notes	1,000	1,013
2019 Notes	998	1,091
2039 Notes	995	1,080
2037 Notes	899	965
2018 Notes	499	560
2038 Notes	498	573
2032 Modified Convertible Notes	82	60
Other	100	112

Total	$11,471	$12,370

AMGEN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2008
	Carrying value	Fair value
2011 Convertible Notes	$2,206	$2,300
2013 Convertible Notes	1,970	2,080
2017 Notes	1,099	1,140
2014 Notes	1,000	994
2009 Notes	1,000	1,017
2037 Notes	899	948
2018 Notes	499	536
2038 Notes	498	567
2032 Modified Convertible Notes	81	58
Other	100	111

Total	$9,352	$9,751

12. Derivative instruments

The Company is exposed to certain risks related to its business operations. The primary risks that we manage by using derivatives are foreign exchange rate risk and interest rate risk. We use financial instruments, including foreign currency forward, foreign currency option and interest rate swap contracts, to reduce our risk to these exposures. We do not use derivatives for speculative trading purposes and are not a party to any leveraged derivatives.

We recognize all of our derivative instruments as either assets or liabilities at fair value in the Condensed Consolidated Balance Sheets. Fair value is determined in accordance with SFAS 157 (see Note 11, “Fair value measurement”). The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, further, on the type of hedging relationship. For derivatives designated as hedges under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), we formally assess, both at inception and periodically thereafter, whether the hedging derivatives are highly effective in offsetting changes in either the fair value or cash flows of the hedged item. Our derivatives that are not designated and do not qualify as hedges under SFAS 133 are adjusted to fair value through current earnings.

We enter into foreign currency forward and option contracts to reduce our exposure to possible changes in values of certain anticipated foreign currency cash flows resulting from changes in foreign currency exchange rates, primarily associated with sales denominated in Euros. Increases or decreases in the cash flows associated with our international product sales due to movements in foreign currency exchange rates are partially offset by the corresponding increases and decreases in our international operating expenses resulting from these foreign currency exchange rate movements. To further reduce our exposure to foreign currency exchange rate fluctuations on our international product sales, we enter into foreign currency forward and option contracts to hedge a portion of our projected international product sales over a three-year time horizon. As of June 30, 2009, we had outstanding foreign currency forward and options contracts, primarily Euro-based, with notional amounts of $2.6 billion and $382 million, respectively.

In connection with the issuance of long-term debt, we may enter into forward interest rate contracts in order to hedge the variability in cash flows due to changes in the applicable Treasury rate between the time we entered into these contracts and the time the related debt is issued. In connection with the issuance of our 2019 Notes and 2039 Notes in January 2009, we entered into forward interest rate contracts related to a portion of these borrowings.

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

AMGEN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Information regarding our cash flow hedge contracts for the three and six months ended June 30, 2009 is presented in the table below (in millions):

	Three months ended June 30, 2009	Six months ended June 30, 2009
Derivatives in SFAS 133 cash flow hedging relationships	Amount of gain/(loss) recognized in Other Comprehensive Income (“OCI”) (effective portion)	Amount of gain/(loss) recognized in OCI (effective portion)
Interest rate contracts	$-	$(11)
Foreign exchange contracts	(100)	(77)

Total	$(100)	$(88)

		Three months ended June 30, 2009	Six months ended June 30, 2009
Derivatives in SFAS 133 cash flow hedging relationships	Location of gain/(loss) reclassified from Accumulated OCI into income (effective portion)	Amount of gain/(loss) reclassified from Accumulated OCI into income (effective portion)	Amount of gain/(loss) reclassified from Accumulated OCI into income (effective portion)
Interest rate contracts	Interest expense, net	$-	$-
Foreign exchange contracts	Product sales	10	29

Total		$10	$29

No portions of our cash flow hedge contracts are excluded from the assessment of hedge effectiveness, and ineffective portions of these hedging instruments resulted in less than $1 million of expense recorded in “Interest and other income, net” and “Interest expense, net” in the Condensed Consolidated Statements of Income for both the three and six months ended June 30, 2009. As of June 30, 2009, the amounts expected to be reclassified into earnings over the next 12 months are approximately $1 million of gains on foreign currency forward and option contracts and $1 million of losses on forward interest rate contracts.

We have interest rate swap agreements, which qualify and are designated as fair value hedges, to achieve a desired mix of fixed and floating interest rate debt. The terms of the interest rate swap agreements correspond to the related hedged debt instruments and effectively convert a fixed interest rate coupon to a LIBOR-based floating rate coupon over the lives of the respective notes. As of June 30, 2009, we had interest rate swap agreements with an aggregate notional amount of $2.5 billion on our notes due in 2009, 2014 and 2018. For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings. For the three and six months ended June 30, 2009, we included the gain on the hedged debt of $41 million and $103 million, respectively, in the same line item, “Interest expense, net” in the Condensed Consolidated Statements of Income, as the offsetting loss of $41 million and $103 million, respectively, on the related interest rate swaps.

We enter into foreign currency forward contracts to reduce our exposure to foreign currency fluctuations of certain assets and liabilities denominated in foreign currencies which are not designated as hedging transactions under SFAS 133. These exposures are hedged on a month-to-month basis. As of June 30, 2009, the total notional amount of these foreign currency forward contracts was $464 million.

AMGEN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table reflects the effect of these derivative instruments on the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2009 (in millions):

		Three months ended June 30, 2009	Six months ended June 30, 2009
Derivatives not designated as hedging instruments under SFAS 133	Location of gain/(loss) recognized in income	Amount of gain/(loss) recognized in income	Amount of gain/(loss) recognized in income
Foreign exchange contracts	Interest and other income, net	$(10)	$4

The following table reflects the fair values of both derivatives designated as hedging instruments and not designated as hedging instruments under SFAS 133 included in the Condensed Consolidated Balance Sheet as of June 30, 2009 (in millions):

	Derivative assets		Derivative liabilities
	Balance Sheet location	Fair value	Balance Sheet location	Fair value
Derivatives designated as hedging instruments under SFAS 133:
Interest rate contracts	Other current assets/ Other non-current assets	$103	Accrued liabilities/ Other non-current liabilities	$-
Foreign exchange contracts	Other current assets/ Other non-current assets	88	Accrued liabilities/ Other non-current liabilities	95

Total derivatives designated as hedging instruments under SFAS 133		191		95

Derivatives not designated as hedging instruments under SFAS 133:
Foreign exchange contracts	Other current assets	-	Accrued liabilities	-

Total derivatives not designated as hedging instruments under SFAS 133		-		-

Total derivatives		$191		$95

Our foreign exchange contracts that were in a liability position as of June 30, 2009 contain certain credit risk related contingent provisions that are triggered if (i) we were to undergo a change in control and (ii) our or the surviving entity’s creditworthiness deteriorates, which is generally defined as having either a credit rating that is below investment grade or a materially weaker creditworthiness after the change in control. If these events were to occur, the counterparties would have the right, but not the obligation, to close the contracts under early termination provisions. In such circumstances, the counterparties could request immediate settlement of these contracts for amounts that approximate the then current fair values of the contracts.

13. Commitments and Contingencies

In the ordinary course of business, we are involved in various legal proceedings and other matters that are complex in nature and have outcomes that are difficult to predict. In accordance with SFAS 5, “Accounting for Contingencies,” we record accruals for such contingencies to the extent that we conclude that it is probable that a liability will be incurred and the amount of the related loss can be reasonably estimated. See Note 10, “Contingencies” to our Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2008 and Note 11, “Contingencies” to our Condensed Consolidated Financial Statements in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 for further discussion of certain of our legal proceedings and other matters.

Certain recent developments concerning our legal proceedings and other matters are discussed below:

AMGEN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Average Wholesale Price (“AWP”) Litigation

The U.S. District Court for the District of Massachusetts (the “Massachusetts District Court”) held a May 28, 2009 status conference where mediation with respect to all non-settling MDL Proceeding cases was discussed. Final approval hearing of the Track Two settlement is set for October 21, 2009.

Robert J. Swanston v. TAP Pharmaceutical Products, Inc., et al.

On June 8, 2009, the Maricopa County, Arizona Superior Court granted defendants’ motion for summary judgment.

State of Arizona, etc., et al. v. Abbott Laboratories, Inc., et al.

On June 29, 2009 Amgen and Immunex were dismissed from the case after reaching a settlement with the state of Arizona.

State of Illinois v. Abbott Laboratories, Inc., et al.

On July 2, 2009, Amgen and Immunex were dismissed from the case after reaching a settlement with the state of Illinois.

State of Mississippi v. Abbott Laboratories, Inc., et al.

On July 7, 2009, Amgen and Immunex were dismissed from the case after reaching a settlement with the state of Mississippi.

Roche Matters

Amgen Inc. v. F. Hoffmann-La Roche Ltd., et al.

Oral argument before the United States Court of Appeals for the Federal Circuit (the “Federal Circuit”) covering the matters on appeal was held on June 4, 2009. No decision has been issued from the Federal Circuit Court.

U.S. International Trade Commission (“ITC”)

Jurisdiction over the investigation has now been returned to the ITC from the Federal Circuit. On June 22, 2009 the Roche respondents filed a motion for a stay and Amgen and the Office of Unfair Import Investigations (“OUII”) opposed. On July 10, 2009 the Roche respondents filed a motion to terminate the investigation based on a consent order and Amgen and the OUII opposed. No decision has been issued on either motion.

Amgen Inc., et al., v. Ariad Pharmaceuticals, Inc. (“Ariad”)

On June 1, 2009, the Federal Circuit affirmed the U.S. District Court for the District of Delaware’s (the “Delaware District Court”) ruling on claim construction and non-infringement in favor of Amgen.

Human Genome Sciences (“HGS”) Litigations

On May 29, 2009, HGS filed an action under 35 U.S.C. §146 against Amgen in the Delaware District Court to review a Decision on Priority and Judgment on Priority entered on March 31, 2009 by the Board of Patent Appeals and Interferences in Interference No. 105,380. On July 31, 2009, and as discussed with the Delaware District Court during a scheduling teleconference on January 23, 2009 in related Civil Action 07-526, the parties filed a joint Stipulated Order requesting a stay of the case until further order of the Delaware District Court.

Sensipar® Abbreviated New Drug Application (“ANDA”) Litigation

After a hearing on the motions on May 14, 2009, the Delaware District Court issued an order on May 15, 2009 denying Teva’s motion to add a counterclaim of infringement of U.S. Patent No. 7,449,603 and granting defendants’ motions to add affirmative defenses and declaratory judgment counterclaims of unenforceability for inequitable conduct and to clarify that their previously pled invalidity defenses include invalidity for statutory and non-statutory double patenting. On May 15, 2009, the Delaware District Court entered a third scheduling order setting a claims construction hearing for January 25 and 26, 2010 and indicating that the case will be placed in the trial pool on September 1, 2010.

AMGEN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Teva U.S. Patent No. 7,449,603 (‘603) Litigation

On May 20, 2009, Teva Pharmaceutical Industries Ltd. (“Teva Ltd.”) and Teva Pharmaceuticals USA, Inc. (“Teva USA”) filed a lawsuit against Amgen in the U.S. District Court for the Eastern District of Pennsylvania alleging infringement of U.S. Patent No. 7,449,603 (the ‘603 Patent). On July 13, 2009, Amgen filed a motion to dismiss the claims of plaintiff Teva USA for lack of subject matter jurisdiction. On July 22, 2009, Teva Ltd. filed an amended complaint for patent infringement in its own name. On July 29, 2009, Teva Ltd. filed an opposition to Amgen’s motion to dismiss the claims of Teva USA for lack of subject matter jurisdiction.

Federal Securities Litigation — In re Amgen Inc. Securities Litigation

A class certification hearing before the U.S. District Court for the Central District of California (the “California Central District Court”), was held on July 17, 2009. No ruling has been issued by the California Central District Court.

State Derivative Litigation — Birch v. Sharer, et al.

Amgen and the individual defendants filed motions to dismiss on June 23, 2009 and oral argument is currently set for September 4, 2009 before a judge in the Complex Department of the Los Angeles County Superior Court.

ERISA Litigation

On July 14, 2009, the U.S. Court of Appeals for the 9th Circuit (the “9th Circuit”) reversed the California Central District Court’s decision and remanded the case back to the district court. In the meantime, a third ERISA class action was filed by Don Hanks on June 2, 2009 in the Central District of California alleging the same ERISA violations as in the Harris and Ramos lawsuits. It is anticipated that a motion to consolidate the cases will be filed with the California Central District Court. If the cases are consolidated, an amended complaint will be filed and Amgen will have 30 days to file its responsive pleading.

Third-Party Payers Litigation

On June 17, 2009, the California Central District Court granted Amgen’s motion and dismissed the entire action with prejudice. Plaintiffs filed a notice of appeal on July 17, 2009 with the 9th Circuit.

Qui Tam Actions

The Massachusetts District Court held a status hearing on May 18, 2009 and ordered that the government make a decision whether or not to intervene in the Massachusetts Qui Tam Action by September 1, 2009.

Other

On May 12, 2009, Amgen was served with a third subpoena from the U.S. Attorney’s Office for the Western District of Washington related to Johnson and Johnson clinical trials and correspondence with payers. Amgen intends to cooperate fully with the government’s requests.

On July 29, 2009, Amgen was served with a second subpoena from the U.S. Attorney’s Office for the Eastern District of New York related to dosing. Amgen intends to cooperate fully with the government’s requests.

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

AMGEN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Other charges

In the three and six months ended June 30, 2009, we recorded loss accruals for settlements of certain commercial legal proceedings aggregating $20 million. In the three and six months ended June 30, 2008, we recorded loss accruals for settlements of certain commercial legal proceedings aggregating $263 million, principally related to the settlement of the Ortho Biotech antitrust suit. Such expenses are included in “Other charges” in the Condensed Consolidated Statements of Income.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward looking statements

This report and other documents we file with the SEC contain forward looking statements that are based on current expectations, estimates, forecasts and projections about us, our future performance, our business or others on our behalf, our beliefs and our management’s assumptions. In addition, we, or others on our behalf, may make forward looking statements in press releases or written statements, or in our communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls and conference calls. Words such as “expect,” “anticipate,” “outlook,” “could,” “target,” “project,” “intend,” “plan,” “believe,” “seek,” “estimate,” “should,” “may,” “assume,” “continue,” variations of such words and similar expressions are intended to identify such forward looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. We describe our respective risks, uncertainties and assumptions that could affect the outcome or results of operations in “Item 1A. Risk Factors” in Part II herein. We have based our forward looking statements on our management’s beliefs and assumptions based on information available to our management at the time the statements are made. We caution you that actual outcomes and results may differ materially from what is expressed, implied or forecast by our forward looking statements. Reference is made in particular to forward looking statements regarding product sales, regulatory activities, clinical trial results, reimbursement, expenses, EPS, liquidity and capital resources and trends. Except as required under the federal securities laws and the rules and regulations of the SEC, we do not have any intention or obligation to update publicly any forward looking statements after the distribution of this report, whether as a result of new information, future events, changes in assumptions or otherwise.

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

We primarily earn revenues and income and generate cash from sales of human therapeutic products in the areas of supportive cancer care, nephrology and inflammation. Our principal products include Aranesp®, EPOGEN®, Neulasta®, NEUPOGEN® and ENBREL, all of which are sold in the United States. ENBREL is marketed under a co-promotion agreement with Wyeth in the United States and Canada. Our international product sales consist principally of European sales of Aranesp®, Neulasta® and NEUPOGEN®. International product sales represented 22% of total product sales for both the three and six months ended June 30, 2009. International product sales represented 23% and 22% of total product sales for the three and six months ended June 30, 2008, respectively.

Aranesp® and EPOGEN® stimulate the production of red blood cells to treat anemia and belong to a class of drugs referred to as ESAs. Aranesp® is used for the treatment of anemia both in supportive cancer care and in nephrology. EPOGEN® is used to treat anemia associated with chronic renal failure (“CRF”). Neulasta® and NEUPOGEN® selectively stimulate the production of neutrophils, one type of white blood cell that helps the body fight infections. ENBREL blocks the biologic activity of tumor necrosis factor (“TNF”) by inhibiting its binding to TNF receptors, a substance induced in response to inflammatory and immunological responses, such as rheumatoid arthritis and psoriasis. For both the three and six months ended June 30, 2009, our principal products represented 93% of worldwide product sales. For both the three and six months ended June 30, 2008, our principal products represented 95% of worldwide product sales. For additional information about our principal products, their approved indications and where they are marketed, see “Item 1. Business – Marketed Products and Selected Product Candidates” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2008.

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

Most patients receiving our principal products for approved indications are covered by either government or private payer healthcare programs, which are placing greater emphasis on cost containment, including requiring that the economic value of products be clearly demonstrated. Governments may regulate access to, prices or reimbursement levels of our products to control costs or to affect levels of use of our products and private insurers may be influenced by government reimbursement methodologies. Worldwide use of our products may be affected by these cost containment pressures and cost shifting from governments and private insurers to healthcare providers or patients in response to ongoing initiatives to reduce or reallocate healthcare expenditures. Therefore, sales of our principal products have and will continue to be affected by the availability and extent of reimbursement from third-party payers, including government and private insurance plans, and administration of those programs. Additionally, ongoing healthcare reform efforts may also have a significant impact on our business. For example, the 2008 U.S. general elections resulted in a renewed focus on healthcare issues. Significant legislative reforms to the U.S. healthcare system have been proposed by Congress that may include reducing the coverage and reimbursement of our products and additional healthcare reform costs being borne by pharmaceutical/biotechnology companies, including ourselves. In addition, a number of states are considering or have recently enacted legislative proposals that would significantly alter their healthcare systems.

Further, safety signals, trends, adverse events or results from clinical trials, studies or meta-analyses (a meta-analysis is the review of studies using various statistical methods to combine results from previous separate, but related, studies) performed by us or by others (including our licensees or independent investigators) or from the marketed use of our products may expand safety labeling, restrict the use of our approved products or may result in additional regulatory requirements, such as requiring risk management activities, including a risk evaluation and mitigation strategy (“REMS”), and/or additional or more extensive clinical trials as part of postmarketing commitments (“PMCs”) or a pharmacovigilance program, and may negatively impact worldwide sales or coverage or reimbursement of our products.

Worldwide product sales for the three and six months ended June 30, 2009 were $3.6 billion and $6.9 billion, respectively, representing decreases of 2% and 5%, respectively, compared to the corresponding periods in the prior year. U.S. product sales for the three months ended June 30, 2009 totaled $2.8 billion and were relatively unchanged compared to the prior year. For the three months ended June 30, 2009, the decline in U.S. Aranesp® sales of $89 million was largely offset by increased U.S. sales of our other products. U.S. product sales for the six months ended June 30, 2009 were $5.3 billion compared to $5.6 billion for the six months ended June 30, 2008, a decrease of 5%. For the six months ended June 30, 2009, the decline in U.S. product sales was largely attributable to declines in Aranesp® sales of $202 million and ENBREL sales of $135 million, partially offset by increased sales of our other products. The decline in U.S. Aranesp® sales for the three and six months ended June 30, 2009 principally reflects the negative impact, primarily in the supportive cancer care setting, of additional safety-related product label changes that occurred in August 2008. The decline in ENBREL sales for the six months ended June 30, 2009 primarily reflects a $120 million benefit to ENBREL’s sales in 2008 related to the initial wholesaler inventory stocking resulting from a change in ENBREL’s distribution model. During the three months ended March 31, 2008, ENBREL’s distribution model was converted from being primarily drop shipped to pharmacies to a wholesaler distribution model similar to our other products, which resulted in this initial wholesaler stocking. International product sales were $801 million for the three months ended June 30, 2009 compared to $849 million for the three months ended June 30, 2008, a decrease of 6%. International product sales were $1,537 million for the six months ended June 30, 2009 compared to $1,597 million for the six months ended June 30, 2008, a decrease of 4%. The decrease in international product sales for the three and six months ended June 30, 2009 reflects unfavorable foreign currency exchange rate changes of $103 million and $172 million, respectively. Excluding the impact of foreign currency exchange rate changes, worldwide product sales increased 1% and declined 3% for the three and six months ended June 30, 2009, respectively. Excluding the impact of foreign currency exchange rate changes, international product sales for the three and six months ended June 30, 2009 increased 6% and 7%, respectively.

For the three months ended June 30, 2009, net income was $1,269 million and diluted earnings per share were $1.25 compared to $906 million and $0.84, respectively, for the three months ended June 30, 2008, representing increases of 40% and 49%, respectively. For the six months ended June 30, 2009, net income was $2,288 million and earnings per share were $2.23 compared to $2,006 million and $1.85, respectively, for the six months ended June 30, 2008, representing increases of 14% and 21%, respectively. Net income and earnings per share for the three and six months ended June 30, 2009 were favorably impacted by a $115 million income tax benefit as a result of resolving certain non-routine transfer pricing issues with the IRS for prior periods. Net income and earnings per share for the three and six months ended June 30, 2008 were negatively impacted by $263 million of loss accruals for settlements of certain commercial legal proceedings.

The following is a discussion of selected key factors that have impacted and may continue to impact our business in 2009.

Denosumab Developments

Reproductive Health Drugs Advisory Committee (“RHDAC”)

On June 22, 2009, we announced that the FDA has asked us to participate in a meeting of the RHDAC on August 13, 2009. The RHDAC will review data supporting the biologics license application (“BLA”) for denosumab, for which we are seeking approval for treatment and prevention of postmenopausal osteoporosis and bone loss in patients undergoing hormone ablation for either prostate or breast cancer. The RHDAC is an advisory committee of external experts who advise the FDA about the safety and effectiveness of marketed and investigational human drugs for use in the practice of obstetrics, gynecology and related specialties. This committee is advisory only and FDA officials are not bound to or limited by their recommendations. However, the FDA commonly follows the recommendations of its advisory panels.

Denosumab Phase 3 Clinical Trials for the Prevention of Skeletal Related Events (“SRE”) Due to the Spread of Cancer to the Bone

Multiple Myeloma and Multiple Solid Tumors

On August 3, 2009, we announced that a pivotal, phase 3, head-to-head trial evaluating denosumab versus Zometa® (zoledronic acid) in the treatment of bone metastases in 1,776 advanced cancer patients with solid tumors (not including breast and prostate cancer) or multiple myeloma met its primary endpoint. For the primary endpoint, patients treated with denosumab experienced a similar time to first SRE (fracture, radiation to bone, surgery to bone or spinal cord compression) compared with those receiving Zometa® (Hazard Ratio (“HR”) 0.84, [95% Confidence Interval (“CI”): 0.71-0.98]), which is statistically significant for non-inferiority (p<0.0007). Although numerically greater, the delay in the time to first SRE associated with denosumab treatment was not statistically superior compared to Zometa® (adjusted p=0.06) (secondary endpoint). The time to first-and-subsequent SRE was also numerically greater but not statistically superior compared to Zometa® (HR 0.90, [95% CI: 0.77-1.04]) (secondary endpoint). Overall, the incidence of adverse events and serious adverse events was consistent with what has previously been reported for these two agents. Rates of osteonecrosis of the jaw (“ONJ”) were balanced and infrequent in both treatment groups (10 patients receiving denosumab as compared with 11 patients receiving Zometa®). Infectious adverse events were balanced between the two treatment arms, as was overall survival and the time to cancer progression. Full efficacy and safety data will be submitted for presentation at an upcoming medical meeting in the second half of 2009.

Breast Cancer

On July 7, 2009, we announced that a pivotal, phase 3, head-to-head trial evaluating denosumab versus Zometa® (zoledronic acid) in the treatment of bone metastases in 2,049 patients with advanced breast cancer met its primary endpoint (non-inferiority compared to Zometa®) and secondary endpoints (superiority compared to Zometa®). Superior efficacy compared to Zometa® was demonstrated for both delaying the time to the first on-study SREs (fracture, radiation to bone, surgery to bone or spinal cord compression) (HR 0.82, [95% CI: 0.71-0.95]), and delaying the time to the first-and-subsequent SREs (HR 0.77, [95% CI: 0.66-0.89]). Both results were statistically significant. Overall, the incidence of adverse events and serious adverse events was consistent with what has previously been reported for these two agents. Of note, ONJ, which had not been observed in previously reported phase 3 studies with denosumab, was seen infrequently in both treatment groups (20 patients receiving denosumab as compared with 14 patients receiving Zometa®). There was no statistically significant difference in the rate of ONJ between the two treatment arms. Infectious adverse events were balanced between the two treatment arms, as was overall survival and the time to cancer progression. Full efficacy and safety data will be submitted for presentation at an upcoming medical meeting in the second half of 2009.

GlaxoSmithKline agreement

On July 27, 2009, we announced a collaboration with GlaxoSmithKline in which the companies will share commercialization of denosumab for osteoporosis indications in Europe, Australia, New Zealand and Mexico (the “Primary Territories”). We will commercialize denosumab for osteoporosis and oncology indications in the United States and Canada and for oncology indications in the Primary Territories. GlaxoSmithKline will commercialize denosumab for all indications in countries where we do not currently have a commercial presence, including China, Brazil, India, Taiwan and South Korea (the “Expansion Territories”). In the Expansion Territories, GlaxoSmithKline will be responsible for all development and commercialization costs and will purchase denosumab from us to meet demand. We will have the option of having an expanded role in the commercialization of denosumab in the Primary Territories and certain of the Expansion Territories in the future. Financial terms of the partnership include an initial payment and commercial milestones payable to us totaling $120 million. In the Primary Territories, we will share equally in profits related to the partnered portion of denosumab after accounting for expenses, including a tiered royalty paid to us in recognition of our discovery and development of denosumab.

Economic Environment

We believe that the unprecedented global economic downturn and associated increase in unemployment in the United States, have resulted in a significant increase in the number of individuals whose private insurance coverage has been reduced or eliminated and/or who have assumed a larger portion of healthcare costs previously covered by their employers and/or who have reduced their out-of-pocket medical expenditures for various reasons, including high co-pays or unmet insurance deductibles. While it is not possible to accurately estimate the impact or extent of these developments, we believe that these factors have led to changes in patient behavior and spending patterns that negatively affected usage of certain of our products, particularly in products with higher co-pays, such as ENBREL in the three months ended March 31, 2009. However, we believe that these changes in behavior and spending patterns moderated somewhat during the three months ended June 30, 2009 and sales of certain of our products began to recover from the depressed levels experienced in the preceding three month period. To assist patients in these difficult economic times, we launched a new co-pay plan for commercially insured patients treated with ENBREL in April 2009 and introduced a new plan for Neulasta® in June 2009 to assist low income, commercially insured patients with their co-pay and insurance requirements.

Sales of our products in the United States for the three months ended March 31 are typically slightly lower relative to the immediately preceding three month period which we believe to be due, in part, to various factors relating to wholesaler and customer buying patterns. As a result, demand for our products and wholesale distributor inventory levels in the United States are typically negatively impacted in the three months ended March 31. During the three months ended June 30, sales of certain of our products, most notably ENBREL, generally increase relative to the three months ended March 31. These effects are generally not significant when comparing product sales in the three months ended March 31 and June 30 with product sales for the corresponding three month periods of the prior year. However, as stated above, we believe that the decline in product sales for the three months ended March 31, 2009 was more pronounced due to the current economic downturn and the associated increase in unemployment.

ESA Developments

Our ESA products have and will continue to face future challenges, in particular, Aranesp® in the U.S. supportive cancer care setting. For example, on August 6, 2008, we revised the ESA product labeling, as the FDA directed, based on a complete response letter, received on July 30, 2008, from the FDA to the revisions to the ESA labeling we proposed following the March 13, 2008 Oncologic Drugs Advisory Committee (“ODAC”) meeting. The revised labeling included, among other things, (i) the addition to the boxed warning of a statement that ESAs are not indicated for patients receiving myelosuppressive therapy when the anticipated outcome of such therapy is cure, (ii) the addition of a statement in the DOSAGE and ADMINISTRATION section of the label that ESA therapy should not be initiated at hemoglobin (“Hb”) levels ≥ 10 grams per deciliter (“g/dL”) and that dose should be adjusted to maintain the lowest Hb level sufficient to avoid red blood cell transfusions and (iii) the removal of reference to the upper safety limit of 12 g/dL. Furthermore, we have initiated a randomized, double-blind, placebo-controlled, phase 3 non-inferiority study evaluating overall survival when comparing advanced non-small cell lung cancer (“NSCLC”) patients on Aranesp® to patients receiving placebo (“Study 782”) as part of our Aranesp® pharmacovigilance program. Additionally, in response to the FDA’s request under authority prescribed by the Food and Drug Administration Amendments Act of 2007 (the “FDAAA”), we have submitted a proposed REMS and continue to work closely with the FDA to develop a REMS program for the class of ESA products. The components of the REMS approved by the FDA could be different for the use of ESAs in the oncology and nephrology indications. We believe that a REMS program for our ESA products could have a material adverse impact on the future sales of Aranesp®, especially in the U.S. supportive cancer care setting. Additionally, future Aranesp® sales could also be materially adversely impacted by further changes in reimbursement, including as a result of future regulatory developments. In addition, we are awaiting data from our Trial to Reduce Cardiovascular Events with Aranesp® Therapy, or TREAT, study, a large 4,000 patient multi-center, randomized, double-blind, placebo-controlled phase 3 trial designed to determine the impact of anemia therapy with Aranesp® on mortality and non-fatal cardiovascular events in patients with chronic kidney disease (“CKD”), anemia and type 2 diabetes, and we expect to present the data in the second half of 2009.

Vectibix® Developments

On August 6, 2009, we announced that a pivotal, phase 3 study of Vectibix® (panitumumab) met its primary endpoint of extending progression-free survival (“PFS”) in patients with KRAS wild-type metastatic colorectal cancer (“mCRC”). Originally designed to compare the treatment effect in the overall population, the study was amended to analyze outcomes with respect to the presence or absence of activating mutations in KRAS in the tumor itself. Tumor KRAS status was ascertained in more than 90% of the 1,183 patients enrolled in the trial. In the study, Vectibix®, administered in combination with FOLFOX (an oxaliplatin-based chemotherapy), significantly prolonged PFS compared with FOLFOX alone in the first-line treatment of patients with KRAS wild-type mCRC. However, in patients with tumors harboring activating KRAS mutations, PFS was significantly inferior in the Vectibix® arm. These data confirm previous findings when oxaliplatin-based chemotherapy and an anti-epidermal growth factor receptor (“EGFr”) antibody are combined. Overall, the adverse event profile was as anticipated for an anti-EGFr antibody in combination with oxaliplatin-based chemotherapy, including known events such as skin toxicity, hypomagnesemia and diarrhea.

On July 17, 2009, we announced that the FDA approved certain revisions to the U.S. prescribing information (“PI”) for the EGFr class of antibodies, including Vectibix®. The INDICATION AND USAGE section of the PI has been updated to include that retrospective subset analyses of mCRC trials have not shown a treatment benefit for Vectibix® in patients whose tumors had KRAS mutations in codon 12 or 13 and that use of Vectibix® is not recommended for the treatment of colorectal cancer with these mutations. The CLINICAL STUDIES section of the PI has been updated to reflect results from retrospective analyses across seven randomized clinical trials with agents in this class. This includes the first phase 3 analysis that showed mCRC patients with mutated KRAS tumors do not respond to monotherapy with an EGFr-inhibiting antibody (the Vectibix “408” trial). This decision follows the FDA’s December 2008 ODAC meeting where the clinical utility of the KRAS gene as a predictive biomarker in patients with mCRC treated with anti-EGFr antibody was discussed.

Competition

Certain of our marketed products are under increased competitive pressures, including from biosimilar and other products in Europe, which compete or are expected to compete with Aranesp®, NEUPOGEN® and Neulasta®, as well as our marketed products in the United States, including ENBREL. For example, we have experienced and expect to continue to experience increased competition throughout Europe, including from a number of biosimilar erythropoietin products, which compete with Aranesp®. In addition, a number of G-CSF biosimilar products have received or are expected to receive marketing authorization from the European Commission, and have been or are expected to be launched and compete with NEUPOGEN® and Neulasta®. Further, in the United States, ENBREL will continue to face increased competition primarily due to the launch of new products, including competition from J&J’s SimponiTM (golimumab), which was approved by the FDA in April 2009, and UCB/Nektar Therapeutics’ Cimzia® (PEGylated anti-TNF alpha), which was approved by the FDA in May 2009. Furthermore, as part of the broad healthcare reform initiatives in the United States, legislation has been proposed to create a regulatory pathway for the abbreviated approval of biosimilars, including limiting the period of time during which the data submitted in an innovator’s regulatory application may not be relied upon or referenced by others in their application for approval to the FDA. This legislation may be passed into law as early as 2009.

As of June 30, 2009, cash, cash equivalents and marketable securities aggregated $12.0 billion, of which approximately $9.2 billion was generated from operations in foreign tax jurisdictions and is intended for use in our foreign operations. If these funds were repatriated for use in our U.S. operations, we would be required to pay additional U.S. federal and state income taxes at the applicable marginal tax rates (see “Item 1A. Risk Factors - Significant changes to U.S. federal, state and foreign tax laws and regulations that apply to our operations and activities could have a material adverse effect on our financial results.” in Part II herein). Our total debt outstanding was $11.5 billion as of June 30, 2009, of which $1.0 billion is due in November 2009, which we expect to repay without incurring additional indebtedness.

There are many factors that affect us and our industry in general, including, among others, those relating to increased complexity and cost of R&D due, in part, to greater scrutiny of clinical trials with respect to safety which may lead to fewer treatments being approved by the FDA or other regulatory bodies and/or safety-related label changes for approved products; increasing restrictions on the use of our products; increasingly intense competition for marketed products and product candidates, including biosimilars; reimbursement changes; healthcare provider prescribing behavior; regulatory or private healthcare organization medical guidelines and reimbursement practices; complex and expanding regulatory requirements and intellectual property protection. See “Item 1. Business” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2008 and “Item 1A. Risk Factors” in Part II herein for further information on these economic and industry-wide factors and their impact and potential impact on our business.

Results of Operations

Product sales

For the three and six months ended June 30, 2009 and 2008, worldwide product sales and total product sales by geographic region were as follows (dollar amounts in millions):

	Three months ended June 30,			Six months ended June 30,
	2009	2008	Change	2009	2008	Change
Aranesp®	$693	$825	(16)%	$1,319	$1,586	(17)%
EPOGEN®	638	622	3%	1,203	1,176	2%
Neulasta®/NEUPOGEN®	1,158	1,201	(4)%	2,231	2,287	(2)%
ENBREL	899	841	7%	1,657	1,792	(8)%
Sensipar®	167	150	11%	315	283	11%
Other	79	53	49%	147	105	40%

Total product sales	$3,634	$3,692	(2)%	$6,872	$7,229	(5)%

Total U.S.	$2,833	$2,843	0%	$5,335	$5,632	(5)%
Total International	801	849	(6)%	1,537	1,597	(4)%

Total product sales	$3,634	$3,692	(2)%	$6,872	$7,229	(5)%

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

Worldwide product sales for the three and six months ended June 30, 2009 were $3.6 billion and $6.9 billion, respectively, representing decreases of 2% and 5%, respectively, compared to the corresponding periods in the prior year. U.S. product sales for the three months ended June 30, 2009 totaled $2.8 billion and were relatively unchanged compared to the prior year. For the three months ended June 30, 2009, the decline in U.S. Aranesp® sales of $89 million was largely offset by increased U.S. sales of our other products. U.S. product sales for the six months ended June 30, 2009 were $5.3 billion compared to $5.6 billion for the six months ended June 30, 2008, a decrease of 5%. For the six months ended June 30, 2009, the decline in U.S. product sales was largely attributable to declines in Aranesp® sales of $202 million and ENBREL sales of $135 million, partially offset by increased sales of our other products. The decline in U.S. Aranesp® sales for the three and six months ended June 30, 2009 principally reflects the negative impact, primarily in the supportive cancer care setting, of additional safety-related product label changes that occurred in August 2008. The decline in ENBREL sales for the six months ended June 30, 2009 primarily reflects a $120 million benefit to ENBREL’s sales in 2008 related to the initial wholesaler inventory stocking resulting from a change in ENBREL’s distribution model. During the three months ended March 31, 2008, ENBREL’s distribution model was converted from being primarily drop shipped to pharmacies to a wholesaler distribution model similar to our other products, which resulted in this initial wholesaler stocking. International product sales were $801 million for the three months ended June 30, 2009 compared to $849 million for the three months ended June 30, 2008, a decrease of 6%. International product sales were $1,537 million for the six months ended June 30, 2009 compared to $1,597 million for the six months ended June 30, 2008, a decrease of 4%. The decrease in international product sales for the three and six months ended June 30, 2009 reflects unfavorable foreign currency exchange rate changes of $103 million and $172 million, respectively. Excluding the impact of foreign currency exchange rate changes, worldwide product sales increased 1% and declined 3% for the three and six months ended June 30, 2009, respectively. Excluding the impact of foreign currency exchange rate changes, international product sales for the three and six months ended June 30, 2009 increased 6% and 7%, respectively.

Aranesp®

For the three and six months ended June 30, 2009 and 2008, total Aranesp® sales by geographic region were as follows (dollar amounts in millions):

	Three months ended June 30,			Six months ended June 30,
	2009	2008	Change	2009	2008	Change
Aranesp® - U.S.	$338	$427	(21)%	$630	$832	(24)%
Aranesp® - International	355	398	(11)%	689	754	(9)%

Total Aranesp®	$693	$825	(16)%	$1,319	$1,586	(17)%

U.S. Aranesp® sales for the three and six months ended June 30, 2009 decreased 21% and 24%, respectively, principally driven by a decline in demand, reflecting the negative impact, primarily in the supportive cancer care setting, of additional safety-related product label changes which occurred in August 2008, and, to a lesser extent, loss of segment share.

International Aranesp® sales for the three and six months ended June 30, 2009 decreased 11% and 9%, respectively, due to the unfavorable impact of changes in foreign currency exchange rates and, to a lesser extent, segment decline. For the three and six months ended June 30, 2009, excluding the impact of foreign currency exchange rate changes of approximately $42 million and $71 million, respectively, international Aranesp® sales remained relatively unchanged and increased 1%, respectively. Through June 30, 2009, biosimilars and other recently introduced marketed products in Europe have not had a significant impact on total international Aranesp® segment share.

In addition to other factors mentioned in the “Product sales” section above, future worldwide Aranesp® sales will be dependent, in part, on such factors as:

•	regulatory developments, including those resulting from:

-	the proposed REMS for the class of ESAs, which we are discussing with the FDA, or other risk management activities undertaken by us or required by the FDA or other regulatory authorities;

-	future product label changes;

•	reimbursement developments, including those resulting from:

-

government’s and/or third-party payer’s reaction to regulatory developments, including the proposed REMS for the class of ESAs which we are discussing with the FDA, and recent or future product label changes;

-	cost containment pressures by third-party payers, including governments and private insurance plans;

•	proposed healthcare reform in the United States;

•	severity and duration of the current global economic downturn;

•

adverse events or results from clinical trials or studies, including our TREAT study, or meta-analyses performed by us, including our pharmacovigilance clinical trials, or by others (including our licensees or independent investigators), which have and could further impact product safety labeling, negatively impact healthcare provider prescribing behavior, use of our product, regulatory or private healthcare organization medical guidelines and reimbursement practices;

•	governmental or private organization regulations or guidelines relating to the use of our product;

•

our ability to maintain worldwide segment share and differentiate Aranesp® from current and potential future competitive therapies or products, including J&J’s Epoetin alfa product marketed in the United States and certain other locations outside of the United States and other competitors’ products outside of the United States, including biosimilar products that have been or are expected to be launched in the future;

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

EPOGEN®

For the three and six months ended June 30, 2009 and 2008, total EPOGEN® sales were as follows (dollar amounts in millions):

	Three months ended June 30,			Six months ended June 30,
	2009	2008	Change	2009	2008	Change
EPOGEN® - U.S.	$638	$622	3%	$1,203	$1,176	2%

EPOGEN® sales for the three and six months ended June 30, 2009 increased 3% and 2%, respectively, primarily due to an increase in demand. The increase in demand was principally due to patient population growth and, to a lesser extent, an increase in average net sales price.

In addition to other factors mentioned in the “Product sales” section above, future EPOGEN® sales will be dependent, in part, on such factors as:

•	reimbursement developments, including those resulting from:

-

changes in healthcare providers’ prescribing behavior resulting in dose fluctuations due to the Centers for Medicare and Medicaid Services’ (“CMS”) revisions to its Erythropoietin Monitoring Policy (“EMP”), which became effective January 1, 2008;

-	the federal government’s reaction to regulatory developments, including the proposed REMS for the class of ESAs which we are discussing with the FDA, and future product label changes;

-

changes in reimbursement rates or changes in the basis for reimbursement by the federal and state governments, including Medicare and Medicaid, such as the pending bundled reimbursement rate, which becomes effective in 2011, for dialysis services, drugs and biologicals that are currently billed separately;

-	cost containment pressures from the federal and state governments on healthcare providers;

•	regulatory developments, including those resulting from:

-	the proposed REMS for the class of ESAs, which we are discussing with the FDA, or other risk management activities undertaken by us or required by the FDA or other regulatory authorities;

-	future product label changes;

•	proposed healthcare reform in the United States;

•	severity and duration of the current global economic downturn;

•	governmental or private organization regulations or guidelines relating to the use of our products, including changes in medical guidelines and legislative actions;

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

•	our contracting and related pricing strategies;

•	patient population growth;

•	changes in dose/utilization; and

•	development of new modalities or therapies to treat anemia associated with CRF.

See the “Overview” section above and “Item 1A. Risk Factors” in Part II herein for further discussion of certain of the above factors that could impact our future product sales.

Neulasta®/NEUPOGEN®

For the three and six months ended June 30, 2009 and 2008, total Neulasta®/NEUPOGEN® sales by geographic region were as follows (dollar amounts in millions):

	Three months ended June 30,			Six months ended June 30,
	2009	2008	Change	2009	2008	Change
Neulasta® - U.S.	$625	$648	(4)%	$1,219	$1,217	0%
NEUPOGEN® - U.S.	230	221	4%	432	444	(3)%

U.S. Neulasta®/NEUPOGEN® - Total	855	869	(2)%	1,651	1,661	(1)%

Neulasta® - International	206	214	(4)%	389	401	(3)%
NEUPOGEN® - International	97	118	(18)%	191	225	(15)%

International Neulasta®/NEUPOGEN® - Total	303	332	(9)%	580	626	(7)%

Total Neulasta®/NEUPOGEN®	$1,158	$1,201	(4)%	$2,231	$2,287	(2)%

The decrease of 2% in U.S. sales of Neulasta®/NEUPOGEN® for the three months ended June 30, 2009 was due primarily to a decrease in demand. The decrease in demand was driven by a mid single digit decline in units sold, partially offset by an increase in average net sales price. U.S. sales of Neulasta®/NEUPOGEN® for the six months ended June 30, 2009 decreased 1%. Demand was relatively unchanged as a result of the mid single digit decline in units sold being offset by an increase in the average net sales price.

The decline in international Neulasta®/NEUPOGEN® sales for the three and six months ended June 30, 2009 of 9% and 7%, respectively, was due to the unfavorable impact of changes in foreign currency exchange rates, partially offset by segment growth and an increase in demand driven by the continued conversion from NEUPOGEN® to Neulasta®. For the three and six months ended June 30, 2009, excluding the impact of foreign currency exchange rate changes of approximately $44 million and $73 million, respectively, international Neulasta®/NEUPOGEN® sales increased 5% and 4%, respectively.

In addition to other factors mentioned in the “Product sales” section above, future worldwide Neulasta®/NEUPOGEN® sales will be dependent, in part, on such factors as:

•	proposed healthcare reform in the United States;

•	severity and duration of the current global economic downturn;

•	the availability, extent and access to reimbursement by government and third-party payers;

•	penetration of existing segments;

•	competitive products, including biosimilar products that have been or may be approved and launched in the European Union (“EU”);

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

ENBREL

For the three and six months ended June 30, 2009 and 2008, total ENBREL sales by geographic region were as follows (dollar amounts in millions):

	Three months ended June 30,			Six months ended June 30,
	2009	2008	Change	2009	2008	Change
ENBREL - U.S.	$846	$789	7%	$1,558	$1,693	(8)%
ENBREL - International	53	52	2%	99	99	0%

Total ENBREL	$899	$841	7%	$1,657	$1,792	(8)%

The 7% increase in ENBREL sales for the three months ended June 30, 2009 was driven primarily by favorable changes in wholesaler inventories and an increase in demand. The increase in demand was principally due to a high single digit increase in the average net sales price partially offset by a decrease in units sold due to share declines, primarily in the dermatology segment, as a result of increased competitive activity. ENBREL continues to maintain a leading position in both the rheumatology and dermatology segments.

The decline in ENBREL sales for the six months ended June 30, 2009 primarily reflects a $120 million of benefit to ENBREL’s sales in 2008 related to the initial wholesaler inventory stocking resulting from a change in ENBREL’s distribution model. During the three months ended March 31, 2008, ENBREL’s distribution model was converted from being primarily drop shipped to pharmacies to a wholesaler distribution model similar to our other products, which resulted in this initial wholesaler stocking. Excluding this positive impact to sales for the six months ended June 30, 2008, ENBREL sales declined approximately 1%. Demand was relatively unchanged for the six months ended June 30, 2009 as a result of a mid single digit increase in average net sales price being offset by a decline in units sold. The decline in units sold for the six months ended June 30, 2009 reflects a slower rate of segment growth in the three months ended March 31, 2009 and share declines as a result of increased competitive activity.

In addition to other factors mentioned in the “Product sales” section above, future worldwide ENBREL sales will be dependent, in part, on such factors as:

•

the effects of competing products or therapies, including new competitive products coming to market, such as J&J’s Simponi™ (golimumab) and CNTO 1275 (ustekinumab) and UCB/Nektar Therapeutics’ Cimzia® (PEGylated anti-TNF alpha) and, in part, our ability to differentiate ENBREL based on a combination of its safety profile and efficacy;

•	severity and duration of the current global economic downturn;

•	proposed healthcare reform in the United States;

•	the availability, extent and access to reimbursement by government and third-party payers;

•	future product label changes;

•	risk management activities, including a REMS, undertaken by us or required by the FDA or other regulatory authorities;

•	growth in the rheumatology and dermatology segments;

•

adverse events or results from clinical trials or studies or meta-analyses performed by us or by others (including our licensees or independent investigators), which could impact product safety labeling and may negatively impact healthcare provider prescribing behavior, use of our product, regulatory or private healthcare organization medical guidelines and reimbursement practices;

•	governmental or private organization regulations or guidelines relating to the use of our product;

•	cost containment pressures from governments and private insurers on healthcare providers;

•	our contracting and related pricing strategies; and

•	patient population growth.

See the “Overview” section above and “Item 1A. Risk Factors” in Part II herein for further discussion of certain of the above factors that could impact our future product sales.

Selected operating expenses

The following table summarizes selected operating expenses for the three and six months ended June 30, 2009 and 2008 (dollar amounts in millions):

	Three months ended June 30,			Six months ended June 30,
	2009	2008	Change	2009	2008	Change
Operating expenses:
Cost of sales (excludes amortization of certain acquired intangible assets)	$531	$515	3%	$1,008	$1,061	(5)%
% of product sales	15%	14%		15%	15%
Research and development	$693	$809	(14)%	$1,326	$1,503	(12)%
% of product sales	19%	22%		19%	21%
Selling, general and administrative	$910	$904	1%	$1,708	$1,778	(4)%
% of product sales	25%	24%		25%	25%
Amortization of certain acquired intangible assets	$73	$73	0%	$147	$147	0%
Other charges	$49	$284	(83)%	$54	$294	(82)%

Cost of sales

Cost of sales, which excludes the amortization of certain acquired intangible assets, increased 3% for the three months ended June 30, 2009 primarily driven by higher fill and finish costs resulting from lower utilization at our manufacturing facility in Puerto Rico. Cost of sales decreased 5% for the six months ended June 30, 2009 primarily driven by lower sales volume, partially offset by higher fill and finish costs resulting from lower utilization at our manufacturing facility in Puerto Rico.

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

R&D expenses decreased 14% for the three months ended June 30, 2009, which was primarily attributable to lower licensing fees related to the $100 million expense in the three months ended June 30, 2008 resulting from the upfront payment associated with the Kyowa Hakko collaboration partially offset by the $50 million expense in the three months ended June 30, 2009 resulting from the payment to obtain an exclusive license to Cytokinetics Incorporated’s (“Cytokinetics”) cardiac contractility program and lower clinical trial costs of $42 million, including those associated with our denosumab and Vectibix® registrational studies.

R&D expenses decreased 12% for the six months ended June 30, 2009, which was primarily attributable to lower clinical trial costs of $80 million, including those associated with our denosumab and Vectibix® registrational studies and the delay of the phase 3 motesanib NSCLC trial. Additionally, we incurred lower licensing fees related to the $100 million expense in the six months ended June 30, 2008 resulting from the upfront payment associated with the Kyowa Hakko collaboration, partially offset by the $50 million expense resulting from the payment to Cytokinetics in the six months ended June 30, 2009. Also, staff-related costs were $20 million lower in the six months ended June 30, 2009.

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

For the three months ended June 30, 2009, the 1% increase in SG&A was due to higher product promotional expenses of $49 million, including increased spending for activities in preparation and anticipation of approval and launch of denosumab, and higher expenses associated with the Wyeth profit share expense of $18 million, partially offset by lower staff-related costs of $21 million, lower litigation expenses of $17 million and lower global enterprise resource planning (“ERP”) system related expenses of $14 million. For the three months ended June 30, 2009 and 2008, the Wyeth profit share expense was $301 million and $283 million, respectively. Excluding Wyeth profit share expense, SG&A expenses decreased 2% compared to the three months ended June 30, 2008.

For the six months ended June 30, 2009, the 4% decrease in SG&A was due to the lower expenses associated with the Wyeth profit share expense of $39 million, lower staff-related costs of $49 million, lower litigation expenses of $29 million and lower global ERP system related expenses of $28 million, partially offset by higher product promotional expenses of $85 million, including increased spending for activities in preparation and anticipation of approval and launch of denosumab, and higher restructuring and related costs of $18 million. For the six months ended June 30, 2009 and 2008, the Wyeth profit share expense was $549 million and $588 million, respectively. Excluding Wyeth profit share expense, SG&A expenses decreased 3% compared to the six months ended June 30, 2008.

Other charges

For the three and six months ended June 30, 2009, the Company recorded loss accruals for settlements of certain commercial legal proceedings aggregating $20 million. For the three and six months ended June 30, 2008, the Company recorded loss accruals for settlements of certain commercial legal proceedings aggregating $263 million, principally related to the settlement of the Ortho Biotech antitrust suit.

For the three and six months ended June 30, 2008, in connection with our restructuring plan announced in 2007, asset impairments were $12 million and $14 million, respectively, and other charges were $9 million and $13 million, respectively, primarily related to loss accruals for leases for certain facilities that will not be used in our business. For the three and six months ended June 30, 2009, in connection with certain additional cost saving initiatives subsequently identified, staff separation costs were $29 million and $34 million, respectively.

Interest and other income, net

For the three months ended June 30, 2009 and 2008, interest and other income, net was $50 million and $88 million, respectively, reflecting a decrease primarily due to $25 million of losses on certain leases that will no longer be used in our operations. For the six months ended June 30, 2009 and 2008, interest and other income, net was $108 million and $202 million, respectively, reflecting a decrease primarily due to: (i) lower gains on investments of $34 million, (ii) lower interest income of $24 million, principally due to lower portfolio investment returns, and (iii) losses on certain leases that will no longer be used in our operations of $25 million.

Income taxes

Our effective tax rates for the three and six months ended June 30, 2009 were 6.5% and 11.6%, respectively, compared to 19.8% and 20.1%, respectively, for the same periods last year. The decrease in our effective tax rate was primarily due to: (i) favorable resolution of certain prior years’ non-routine transfer pricing matters with the IRS during the three months ended June 30, 2009, (ii) increased manufacturing and profit in Puerto Rico, (iii) the inclusion of the benefit of the federal research and experimentation (“R&E”) tax credit in the three and six months ended June 30, 2009 (the federal R&E credit was not in effect during 2008 until it was retroactively reinstated during the three months ended December 31, 2008), and (iv) a benefit in the six months ended June 30, 2009 relating to adjustments to previously established deferred taxes due to changes in California tax law effective for future periods. The resolution of prior years’ tax matters recognized in the three months ended June 30, 2009 reduced the effective tax rates for the three and six months ended June 30, 2009 by 8.5% and 4.4%, respectively.

See Note 3, “Income taxes” to the Condensed Consolidated Financial Statements for further discussion.

Recent accounting pronouncements

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”), which amends guidance regarding consolidation of variable interest entities to address the elimination of the concept of a qualifying special purpose entity. SFAS 167 also replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of variable interest entity, and the obligation to absorb losses of the entity or the right to receive benefits from the entity. Additionally, SFAS 167 requires any enterprise that holds a variable interest in a variable interest entity to provide enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. SFAS 167 is effective for interim and annual reporting periods beginning after November 30, 2009. We are currently evaluating the potential impact of SFAS 167 on our financial statements.

Financial Condition, Liquidity and Capital Resources

The following table summarizes selected financial data. The amounts reflect the adoption of FSP APB 14-1 (see Note 2, “Change in method of accounting for convertible debt instruments” to the Condensed Consolidated Financial Statements for further discussion of our adoption of FSP APB 14-1, effective January 1, 2009) (in millions):

	June 30, 2009	December 31, 2008
Cash, cash equivalents and marketable securities	$11,965	$9,552
Total assets	38,840	36,427
Current debt	1,000	1,000
Non-current debt	10,471	8,352
Stockholders’ equity	21,360	20,885

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

Cash, cash equivalents and marketable securities

Of the total cash, cash equivalents and marketable securities at June 30, 2009, approximately $9.2 billion was generated from operations in foreign tax jurisdictions and is intended for use in our foreign operations. If these funds were repatriated for use in our U.S. operations, we would be required to pay additional U.S. federal and state income taxes at the applicable marginal tax rates (see “Item 1A. Risk Factors - Significant changes to U.S. federal, state and foreign tax laws and regulations that apply to our operations and activities could have a material adverse effect on our financial results.” in Part II herein).

Financing arrangements

The following table identifies our long-term borrowings under our various financing arrangements as of June 30, 2009 and December 31, 2008 and the amounts reflect, where applicable, the adoption of FSP APB 14-1 (in millions):

	June 30, 2009	December 31, 2008
0.125% convertible notes due 2011 (2011 Convertible Notes)	$2,273	$2,206
0.375% convertible notes due 2013 (2013 Convertible Notes)	2,028	1,970
5.85% notes due 2017 (2017 Notes)	1,099	1,099
4.85% notes due 2014 (2014 Notes)	1,000	1,000
4.00% notes due 2009 (2009 Notes)	1,000	1,000
5.70% notes due 2019 (2019 Notes)	998	—
6.40% notes due 2039 (2039 Notes)	995	—
6.375% notes due 2037 (2037 Notes)	899	899
6.15% notes due 2018 (2018 Notes)	499	499
6.90% notes due 2038 (2038 Notes)	498	498
Zero coupon modified convertible notes due in 2032 (2032 Modified Convertible Notes)	82	81
Other	100	100

Total borrowings	11,471	9,352
Less current portion	1,000	1,000

Total non-current debt	$10,471	$8,352

Certain of our financing arrangements contain non-financial covenants and we were in compliance with all applicable covenants as of June 30, 2009. None of our financing arrangements contain any financial covenants. Our outstanding convertible notes and our other outstanding long-term notes are rated “A+” with a stable outlook by Standard & Poor’s, “A3” with a stable outlook by Moody’s Investors Service, Inc. and “A” with a stable outlook by Fitch, Inc.

See Note 9, “Financing arrangements” to the Condensed Consolidated Financial Statements for further discussions of our long-term borrowings and Note 2, “Change in method of accounting for convertible debt instruments” to the Condensed Consolidated Financial Statements for further discussion of our adoption of FSP APB 14-1 during the three and six months ended June 30, 2009.

Cash flows

The following table summarizes our cash flow activity (in millions):

	Six months ended June 30,
	2009	2008
Net cash provided by operating activities	$2,538	$3,201
Net cash used in investing activities	(1,442)	(293)
Net cash provided by (used in) financing activities	98	(1,540)

Operating

Cash provided by operating activities has been and is expected to continue to be our primary recurring source of funds. Cash provided by operating activities during the six months ended June 30, 2009 decreased approximately $663 million primarily due to the prior year receipt of $300 million for an upfront milestone payment related to our licensing agreement with Takeda Pharmaceutical Company Limited and due to the timing and amounts of payments to vendors and others. The prior year receipt of the $300 million upfront milestone payment is included in “Changes in deferred revenue” in the Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2008.

Investing

Cash used in investing activities during the six months ended June 30, 2009 increased primarily due to the net purchases of marketable securities. Net purchases of marketable securities were $1.2 billion for the six months ended June 30, 2009 compared to net proceeds of $29 million for the six months ended June 30, 2008. Capital expenditures totaled $256 million during the six months ended June 30, 2009, compared to $335 million during the corresponding period of the prior year. The capital expenditures during the six months ended June 30, 2009 were primarily associated with manufacturing capacity expansions in Puerto Rico and other site development. The capital expenditures during the six months ended June 30, 2008 were primarily associated with manufacturing capacity expansions in Puerto Rico and Fremont, other site developments and investment in our global ERP system. We currently estimate 2009 spending on capital projects and equipment to be less than $600 million.

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

During the six months ended June 30, 2009, we repurchased 37.5 million shares of our common stock at a total cost of $2.0 billion. During the six months ended June 30, 2008, we repurchased 32.7 million shares of our common stock at a total cost of $1.5 billion, which excludes approximately $19 million paid in July 2008 in connection with the final settlement of an ASR entered into in May 2008. As of June 30, 2009, we had $2.2 billion available for stock repurchases as authorized by our Board of Directors. Repurchases under our stock repurchase programs reflect, in part, our confidence in the long-term value of our common stock. Additionally, we believe that it is an effective way of returning cash to our stockholders. The manner of purchases, amount we spend and the number of shares repurchased will vary based on a number of factors including the stock price, blackout periods in which we are restricted from repurchasing shares, and our credit rating and may include private block purchases as well as market transactions.

We receive cash from the exercise of employee stock options and proceeds from the sale of stock. Employee stock option exercises provided $97 million and $33 million of cash during the six months ended June 30, 2009 and 2008, respectively. Proceeds from the exercise of employee stock options will vary from period to period based upon, among other factors, fluctuations in the market value of our stock relative to the exercise price of such options.

Item 4.	CONTROLS AND PROCEDURES

We maintain “disclosure controls and procedures,” as such term is defined under Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in Amgen’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to Amgen’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, Amgen’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and, in reaching a reasonable level of assurance, Amgen’s management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation under the supervision and with the participation of our management, including Amgen’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Amgen’s disclosure controls and procedures. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2009.

Management determined that, as of June 30, 2009, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

See Note 13, “Commitments and Contingencies” to the Condensed Consolidated Financial Statements for a discussion which is limited to certain recent developments concerning our legal proceedings. This discussion should be read in conjunction with Note 10, “Contingencies” to our Consolidated Financial Statements in Part IV of our Annual Report on Form 10-K for the year ended December 31, 2008 and Note 11, “Contingencies” to our Condensed Consolidated Financial Statements in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

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

We and certain of our licensees and partners conduct research, preclinical testing and clinical trials for our product candidates and marketed products for both their existing indications as well as for new and/or expanded indications. In addition, we manufacture and contract manufacture, and certain of our licensees and partners manufacture our products and product candidates, price, sell, distribute and market or co-market our products for their approved indications. These activities are subject to extensive regulation by numerous state and federal governmental authorities in the United States, such as the FDA and CMS, as well as in foreign countries, such as the European Agency for the Evaluation of Medical Products (“EMEA”) in European countries and similar regulatory bodies in Canada and Australia. Currently, we are required in the United States and in foreign countries to obtain approval from those countries’ regulatory authorities before we can manufacture (or have our third-party manufacturers produce), market and sell our products in those countries. The FDA and other U.S. and foreign regulatory agencies have substantial authority to refuse to approve commencement of, suspend or terminate clinical trials, require additional testing, delay or withhold registration and marketing approval, mandate product withdrawals and require changes in labeling (including eliminating certain therapeutic indications) of our products. In 2007, the FDAAA was signed into law significantly adding to the FDA’s authority including allowing the FDA to (i) require sponsors of marketed products to conduct post-approval clinical studies to assess a known serious risk, signals of serious risk or to identify an unexpected serious risk; (ii) mandate labeling changes to products, at any point in a product’s lifecycle, based on new safety information and (iii) require sponsors to implement a REMS for a product which could include a medication guide, patient package insert, a communication plan to healthcare providers, or other elements to assure safe use of the drug, as the FDA deems are necessary, which could include imposing certain restrictions on distribution or use of a product. Failure to comply with the new requirements, if imposed on a sponsor by the FDA under the FDAAA, could result in significant civil monetary penalties, reputational harm and increased product liability risk.

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

As a result of this increasing concern, potential or perceived safety signals and safety concerns, from clinical trials, use by the market or other sources, are receiving greater scrutiny, which may lead to (i) fewer treatments being approved by the FDA or other regulatory bodies, (ii) revised labeling of an approved product or a class of products for safety reasons, potentially including a boxed warning or additional limitations on the use of approved products in specific therapeutic areas (possibly until additional clinical trials can be designed and completed), (iii) mandated PMCs or pharmacovigilance programs for approved products and/or (iv) requirement of risk management activities (including a REMS) related to the promotion and sale of a product. In addition, significant concerns about the safety and effectiveness of our products could ultimately lead to the revocation of marketing approval of the products within particular therapeutic areas, or in total, which would have a material adverse effect on the use, sales and reimbursement of the affected products and on our business and results of operations. (See “— Our sales depend on coverage and reimbursement from third-party payers, and to the extent that access to and reimbursement for our products is reduced through healthcare reform legislation, or reduced or eliminated through governmental actions or otherwise, it would negatively impact the utilization of our products.”)

Certain specific labeling or label changes of our approved products or product candidates may be necessary or required for a number of reasons, including: the identification of actual or theoretical safety or efficacy concerns with respect to any of our products by regulatory agencies, an increased rate or number of previously-identified safety-related events, the discovery of significant problems or safety signals or trends with a similar product that implicates an entire class of products, subsequent concerns about the sufficiency of the data or studies underlying the label or changes to the underlying safety/efficacy analysis related to results from clinical trials or meta-analysis of clinical trials or clinical data performed by us or others. Label changes may also be required as a result of new legislation. Under new FDA legislation implemented in 2006, the Physician’s Labeling Rule (“PLR”) requires changes to the existing format of U.S. product package inserts for human prescription drug and biological products with the intent of making product information more easily accessible. The PLR requires revised standards of content and format of labeling and provides timelines for when new and previously approved products must comply with the new regulations. In addition, before or after any of our products are approved for commercial use, regulatory bodies could decide that the product labels need to include certain warning language as part of an evolving label change to a particular class of products. For example, in March and November 2007, and in March and August 2008, the U.S. labels for the class of ESA products, including Aranesp® and EPOGEN®, were updated to include revised boxed warnings, restrictions on the use of ESAs in specific therapeutic areas and other safety-related product labeling changes. (See “— Our ESA products continue to be under review and receive scrutiny by regulatory authorities, and further regulatory action or adverse clinical trial or meta-analysis results could adversely impact the use, sales and reimbursement of our ESAs.”)

Additionally, on June 4, 2008, the FDA issued an Early Communication regarding the ongoing safety review of TNF-blockers and the possible association between the use of these medicines and the development of lymphoma and other cancers in children and young adults and stated that it had decided to conduct further analyses to evaluate the risk and benefits of TNF-blockers in pediatric patients. On August 4, 2009, the FDA issued an announcement regarding the results of the safety review of TNF-blockers and as a result of this review the FDA has required strengthened warnings about the occurrence of lymphoma and other cancers in children and young adults using these medicines. In addition, the FDA has identified new safety information related to the occurrence of leukemia and new-onset psoriasis in patients treated with TNF-blockers. We are working with the FDA to update the U.S. PI and medication guide for ENBREL with this information, to assess any changes to the REMS as well as to communicate the revised product labeling to both healthcare providers and patients. We will also work with FDA to explore new ways to further define the risk of malignancy in children and adolescents using TNF blockers. On June 18, 2008, we participated in a meeting of the Dermatologic and Ophthalmic Drugs Advisory Committee (“DODAC”) to review data supporting the supplemental BLA submitted by us for the use of ENBREL in treating pediatric patients with chronic moderate to severe plaque psoriasis who are inadequately controlled with topical therapy or who have received systemic therapy or phototherapy and the DODAC recommended, with an 8-5 vote, to approve ENBREL in the treatment of chronic moderate to severe plaque psoriasis in children. On July 24, 2008, we received notification from the FDA through a complete response letter that the FDA would like additional information from us regarding the use of ENBREL in pediatric patients with chronic moderate to severe plaque psoriasis. We cannot predict what the result of the FDA’s analysis of TNF-blockers and the development of lymphoma or other cancers in children and young adults may be, nor can we speculate on the effect of that analysis on the supplemental BLA. On May 12-13, 2009, we participated in the FDA’s public workshop entitled, “Developing a Consolidated Pediatric Rheumatology Observational Registry,” which sought constructive input from key stakeholders in the pediatric rheumatology community, the pharmaceutical industry and the public to explore the value and feasibility of developing a consolidated “cross-product” pediatric rheumatology observational registry. We participated and presented input based on our experience in conducting a large phase 4 registry that has evaluated for up to three years nearly 600 children with Juvenile Idiopathic Arthritis (“JIA”) who have been treated with ENBREL, methotrexate, or the combination of methotrexate and ENBREL. At the public workshop, the FDA also shared its views on the use of product-specific post-marketing registries to capture long-term safety data of drug and biological products administered to patients with JIA. Further revisions to the ENBREL label or other actions by the FDA, including additional advisory committee meetings, could have a material adverse impact on the use and sales of ENBREL which could have a material adverse effect on our business and results of operations.

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

If we or others identify safety concerns before approval of the product or after a product is on the market, the regulatory agencies such as the FDA or the EMEA may impose risk management activities upon us (including a REMS) which may require substantial costs and resources to negotiate, develop and implement, including sales force time to educate physicians on REMS requirements and compliance, and/or may require additional or more extensive clinical trials as part of a pharmacovigilance program of our product or for approval of a new indication. Further, risk management activities, including a REMS, required by regulatory agencies such as the FDA could also modify, restrict or otherwise impact the ability of healthcare providers to prescribe, dispense or use our products, strongly discourage or affirmatively limit patient access to our products, place administrative burdens on healthcare providers in prescribing our products or affect our ability to compete against products that do not have a REMS, any of which could have a negative effect on our ability to launch our affected products and could have a material adverse effect on sales of the affected products and on our business and results of operations. For example, we have submitted a proposed REMS for our ESAs in response to the FDA’s requests and continue to work closely with the FDA to finalize the REMS program for the class of ESA products under authority prescribed by the FDAAA. Although we cannot predict what the final REMS for ESAs will include, the components of the REMS may include a medication guide, communication plan and elements to assure safe use in the oncology indication and may include a medication guide and communication plan in the nephrology indication. A REMS program for our ESA products could have a material adverse impact on the reimbursement, use and sales of our ESA products, which would have a material adverse effect on our business and results of operations. Additionally, as part of the approval for Nplate®, a REMS was developed with the FDA to assure the safe use of Nplate® while minimizing risk. The Nplate® REMS involves, among other things, healthcare provider and patient enrollment registries, tracking of patient medical history and data and follow-up safety questionnaires to healthcare providers, all of which require extensive discussion with and education of healthcare providers. This requirement has placed Nplate® at a disadvantage versus other products used for the same indication where no REMS requirement exists which could adversely affect the sales of Nplate®. Additionally, following the FDA web-alert on September 4, 2008 regarding their review of histoplasmosis and other opportunistic fungal infections in patients treated with TNF-blockers, the FDA requested that the boxed warning and WARNINGS sections of the U.S. PI and the medication guide for ENBREL (and other TNF-blockers) be strengthened to include the risk of unrecognized histoplasmosis and other invasive fungal infections with the goal of increasing timely diagnosis and treatment. The FDA also requested that the approved REMS for ENBREL be modified with a communication plan to healthcare providers regarding the risk of unrecognized fungal infections. In December 2008, we agreed with the FDA on the required revisions to the U.S. PI, and we continue to work with the FDA to finalize the requested updates to the ENBREL REMS. Our efforts to comply with the requirements of our existing REMS and any additional REMS or other risk management activities required of us in the future could restrict or otherwise impact our existing promotional activities for ENBREL and our other products as well which could have a material adverse effect on product sales, our business and results of operations.

Additionally, some products are approved by regulators on a conditional basis. For example, the original approvals of Vectibix® in both the United States and EU were conditioned on us conducting additional clinical trials of the use of Vectibix® as a therapy in treating mCRC. Our conditional approval of Vectibix® in the EU is reviewed annually by the European Committee for Medicinal Products for Human Use, and in December 2008 we agreed as a condition of the renewal of the conditional approval to conduct an additional clinical trial in the existing approved indication. If results from clinical trials as part of a PMC, pharmacovigilance program or comparable agreement with regulatory authorities are negative, it could result in the revocation of the marketing or conditional marketing approvals or revised labeling of our products, which could have a material adverse effect on sales of the affected products and on our business and results of operations.

Substantially all of our marketed products are currently approved in the United States and most are approved in Europe and in other foreign countries for specific uses. However, later discovery of unknown problems with our products could result in the regulatory activities described above or even the potential withdrawal of the product in certain therapeutic areas or certain product presentations, or completely, from the market. If new medical data or product quality issues suggest an unacceptable safety risk or previously unidentified side-effects, we may voluntarily withdraw, or regulatory authorities may mandate we withdraw, such product in certain therapeutic areas, or completely recall a product presentation from the market for some period or permanently. For example in 2006, we initiated a voluntary recall of the Neulasta® SureClick™ pre-filled pen in Europe because of the potential risk to patients of receiving an incomplete dose and we conducted a voluntary wholesaler recall of a limited number of lots of ENBREL as a result of a small number of reports of missing, detached or loose rubber caps on the needleless syringe filled with diluent liquid by a third-party contract manufacturer and packaged with the vials of ENBREL. In addition, in August 2008, we voluntary recalled two manufacturing lots of EPOGEN® and our licensee, Ortho Biotech, voluntarily recalled one manufacturing lot of PROCRIT® (Epoetin alfa) that was manufactured in our manufacturing facilities after having identified cracks in the necks of a small number of vials upon post-manufacturing inspection. Although there have been no observable adverse event trends associated with the Neulasta® SureClick™ pre-filled pen, with the reports of missing, detached or loose rubber caps on the needleless syringe packaged with the ENBREL vials or with the cracks in the neck of vials of Epoetin alfa, we may experience the same or other problems in the future resulting in broader product recalls or adverse event trends which may adversely affect the sales of our products. Additionally, if other parties (including our licensees, such as J&J and Wyeth, or independent investigators) report or fail to effectively report to regulatory agencies side effects or other safety concerns that occur from their use of our products in clinical trials or studies or from marketed use, regulatory approval may be withdrawn for a product for the therapeutic area in question, or completely, or other risk management activities may be required by regulators which could adversely affect the sales of our products and our business and results of operations.

If regulatory authorities determine that we or our licensees or partners conducting R&D activities on our behalf have not complied with regulations in the R&D of a product candidate, new indication for an existing product or information to support a current indication, then they may not approve the product candidate or new indication or maintain approval of the current indication in its current form or at all, and we will not be able to market and sell it. If we were unable to market and sell our products or product candidates, our business and results of operations would be materially and adversely affected. Additionally, safety signals, trends, adverse events or results from clinical trials or studies performed by us or by others (including our licensees or independent investigators) from the marketed use of our drugs that result in revised safety-related labeling or restrictions on the use of our approved products could negatively impact healthcare provider prescribing behavior, use of our products, regulatory or private health organization medical guidelines and reimbursement for our products all of which would have a material adverse effect on our business and results of operations. (See “— Our sales depend on coverage and reimbursement from third-party payers, and to the extent that access to and reimbursement for our products is reduced through healthcare reform legislation, or reduced or eliminated through governmental actions or otherwise, it would negatively impact the utilization of our products.” and “— Guidelines and recommendations published by various organizations can reduce the use of our products.”)

Our ESA products continue to be under review and receive scrutiny by regulatory authorities, and further regulatory action or adverse clinical trial or meta-analysis results could adversely impact the use, sales and reimbursement of our ESAs.

As a result of adverse safety results involving ESA products that were observed beginning in 2006 in various studies exploring the use of ESAs in settings different from those outlined in the FDA-approved label, our ESA products have been the subject of ongoing review and scrutiny from regulatory authorities over the past several years. In the United States, we have engaged and continue to engage in discussions with the FDA regarding the benefit/risk profile of ESAs, which have resulted and could result in future changes to ESA labeling and usage. For example, on July 30, 2008, we received a complete response letter from the FDA to the revisions to the ESA labeling we proposed earlier in the year. The letter proposed, among other things, (i) the addition to the boxed warning of a statement that ESAs are not indicated for patients receiving myelosuppressive therapy when the anticipated outcome of such therapy is cure, (ii) the addition of a statement in the DOSAGE and ADMINISTRATION section of the label that ESA therapy should not be initiated at Hb levels ≥ 10 g/dL and that dose should be adjusted to maintain the lowest Hb level sufficient to avoid red blood cell transfusions and (iii) the removal of reference to the upper safety limit of 12 g/dL. We revised the ESA labeling on August 6, 2008, as the FDA directed, and have experienced a reduction in our ESA sales, in particular Aranesp® sales in the U.S. supportive cancer care setting, since that time. Although we cannot predict what further impact the revised ESA labels may have on our business, the revised ESA labeling or any future labeling changes, including any required in connection with our ongoing discussions with the FDA regarding the conversion of the format of our ESA U.S. labels in accordance with the PLR, could have a material adverse impact on the reimbursement, use and sales of our ESA products, which would have a material adverse effect on our business and results of operations. We continue to work closely with the FDA to develop a REMS program for the class of ESA products under authority prescribed by FDAAA. (See “— Our current products and products in development cannot be sold if we do not gain or maintain regulatory approval of our products and we may be required to perform additional clinical trials or change the labeling of our products or conduct other potentially limiting or costly risk management activities if we or others identify side effects or safety concerns after our products are on the market.”) In addition, we have ongoing PMC studies for our ESAs. These clinical trials must be conducted by us to maintain regulatory approval and marketing authorization. For example, we have agreed with the FDA to a robust pharmacovigilance program to continue to study the safety surrounding the use of ESAs in the oncology setting and we initiated Study 782 as part of our Aranesp® pharmacovigilance program, a randomized double-blind, placebo controlled, phase 3 non-inferiority study evaluating overall survival when comparing NSCLC patients on Aranesp® to patients receiving placebo. We are currently identifying clinical sites for Study 782 and have begun enrolling patients in the study. (See “— Before we commercialize and sell any of our product candidates or existing products for new indications, we must conduct clinical trials in humans; if we fail to adequately manage these trials we may not be able to sell future products and our sales could be adversely affected.”)

In addition, regulatory authorities outside the United States have also reviewed and scrutinized the use of our ESA products. On March 5, 2008, we announced that the European Commission reached its decision to amend the product labeling for the class of ESAs, including Aranesp®, which set uniform target Hb range for all ESAs of 10 g/dL to 12 g/dL with guidance to avoid sustained Hb levels above 12 g/dL. Subsequently, on June 26, 2008, the EMEA recommended updating the product information for ESAs with a new warning for their use in cancer patients, which was approved by the European Commission in October 2008. The product information for all ESAs was updated to advise that in some clinical situations blood transfusions should be the preferred treatment for the management of anemia in patients with cancer and that the decision to administer ESAs should be based on a benefit-risk assessment with the participation of the individual patient, which should take into account the specific clinical context and that factors that should be considered in the assessment should include the type of tumor and its stage, the degree of anemia, life-expectancy, the environment in which the patient is being treated and patient preference. Since the October 2008 revision, we have experienced a reduction of Aranesp® sales in the supportive cancer care setting in the EU and, although we cannot predict what further impact the revised EU ESA product information could have on our business, the reimbursement, use and sales of Aranesp® in Europe could further be materially adversely affected, which would have a material adverse effect on our business and results of operations.

Moreover, we continue to receive results from meta-analyses or previously initiated clinical trials using ESAs. For example, on September 30, 2008, we announced that we had received a summary of preliminary results from the Cochrane Collaboration’s independent meta-analysis of patient-level data from previously conducted, randomized, controlled, clinical studies evaluating ESAs in cancer patients which we submitted to the FDA and the EMEA. These results were also presented by the Cochrane Haematological Malignancies Group in December at the 2008 American Society of Hematology Congress, and a final manuscript was published in May 2009. This Cochrane meta-analysis of patient level data from previous studies corroborates prior analyses indicating that the use of ESAs may increase the risk of death in cancer patients. The studies in the analysis all predate the current label, which advises using the least amount of ESA necessary to avoid transfusion. The analyses on all cancer patients were based on 53 previously conducted studies involving 13,933 patients. None of these studies utilized ESAs according to current label guidance. The overall survival results corroborate an earlier review by the Cochrane Collaboration, published in 2006, which is included in the WARNINGS section of the current U.S. PI (HR: 1.08 [95% CI 0.99-1.18]). The ESA treatment arm had increased on-study deaths (HR: 1.17 [95% CI 1.06-1.30]) and decreased overall survival (HR: 1.06 [95% CI 1.00-1.12]) compared to controls. The analyses on patients undergoing chemotherapy, the cancer indication for which ESAs are approved, were based on 38 studies with 10,441 patients. None of these studies utilized ESAs according to current label guidance. The ESA treatment arm had increased on-study deaths (HR: 1.10 [95% CI 0.98-1.24]) and decreased overall survival (HR: 1.04 [95% CI 0.97-1.11]) compared to controls. While neither of these results is statistically significant, they do not exclude the potential for adverse outcomes when ESAs are prescribed according to the current label. Additionally, we are awaiting data from our Trial to Reduce Cardiovascular Events with Aranesp® Therapy, or TREAT, study, a large 4,000 patient multi-center, randomized, double-blind, placebo-controlled phase 3 trial designed to determine the impact of anemia therapy with Aranesp® on mortality and non-fatal cardiovascular events in patients with CKD, anemia and type 2 diabetes, and we expect to present the data in the second half of 2009. Although we cannot predict the results of meta-analyses or the outcomes of ongoing clinical trials or the extent to which regulatory authorities may require additional labeling changes as a result of these or other trials, we cannot exclude the possibility that adverse results from clinical trials, including TREAT, or future analyses could have a material adverse impact on the reimbursement, use and sales of our ESAs, which would have a material adverse effect on our business and results of operations.

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

Patients may also suffer adverse medical events or side effects in the course of our, our licensees, partners or independent investigator’s clinical trials of our products or product candidates that may delay the clinical program, require additional or longer trials to gain approval, prohibit regulatory approval of our product candidates or additional indications for our currently approved products, may render the product candidate commercially unfeasible or limit our ability to market existing products in certain therapeutic areas or at all. Delays may sometimes be substantial. For example, as a result of observing an increased frequency of cholecystitis (inflammation of the gall bladder) in patients treated with our late-stage product candidate motesanib, we delayed our phase 3 trial in first-line NSCLC, which was previously expected to begin in the fourth quarter of 2006, until the second half of 2007. Following initiation of the trial, in November 2008, we and our development partners announced that enrollment in this phase 3 trial had been temporarily suspended following a planned safety data review of 600 patients by the study’s independent Data Monitoring Committee (“DMC”). The study’s DMC also recommended that patients with squamous NSCLC immediately discontinue motesanib therapy but did not recommend discontinuation of motesanib therapy for patients with non-squamous NSCLC. In February 2009, the DMC recommended the trial resume enrollment of patients with non-squamous NSCLC, and, in June 2009, we reinitiated enrollment in this patient population following an FDA-approved revision to the study protocol. Clinical trials must be designed based on the current standard of medical care. However in certain diseases, such as cancer, the standard of care is evolving rapidly. In these diseases, the duration of time needed to complete certain clinical trials may result in the design of such clinical trials being based on an out of date standard of medical care, limiting the utility and application of such trials. Of course, even if we successfully manage our clinical trials, we may not obtain favorable clinical trial results and may not be able to obtain regulatory approval for new product candidates, product label extensions or maintenance of our current labels on this basis. Further, clinical trials conducted by others, including our licensees, partners or independent investigators, may result in unfavorable clinical trials results that may call into question the safety of our products in off-label or on label uses that may result in label restrictions and/or additional trials.

Even after a product is on the market, safety concerns may require additional or more extensive clinical trials as part of a pharmacovigilance program of our product or for approval of a new indication. For example, we are moving forward with Study 782 as part of our Aranesp® pharmacovigilance program. (See “— Our ESA products continue to be under review and receive scrutiny by regulatory authorities, and further regulatory action or adverse clinical trial or meta-analysis results could adversely impact the use, sales and reimbursement of our ESAs.”). The addition of this or other clinical trials to our pharmacovigilance program and any additional clinical trials we initiate, including those required by the FDA, could result in substantial additional expense and their outcomes could result in additional label restrictions or the loss of regulatory approval for an approved indication, each of which may have a material adverse effect on our business and results of operations. Additionally, any negative results from such trials could materially affect the extent of approvals, the use, reimbursement and sales of our ESA products.

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

Our sales depend on coverage and reimbursement from third-party payers, and to the extent that access to and reimbursement for our products is reduced through healthcare reform legislation, or reduced or eliminated through governmental actions or otherwise, it would negatively impact the utilization of our products.

Sales of all of our principal products are dependent, in part, on the availability and extent of reimbursement from third-party payers, including governments and private insurance plans. Our products are predominantly sold in the United States and we rely in large part on the reimbursement of our principal products through government programs such as Medicare and Medicaid. Further, in Europe and other countries outside the United States, the government-sponsored healthcare system is the primary payer of healthcare costs of patients. Governments may regulate access to, prices or reimbursement levels of our products to control costs or to affect levels of use of our products. Worldwide use of our products may be affected by these cost containment pressures and cost shifting from governments and private insurers to healthcare providers or patients in response to ongoing initiatives to reduce or reallocate healthcare expenditures. The 2008 U.S. general elections resulted in a renewed focus on healthcare issues in the United States. President Obama has made healthcare reform a top priority and has tasked Congress with proposing reforms to the United States healthcare system in order to extend coverage to millions of uninsured Americans and to substantially reduce the rate of increase in the costs of government-sponsored healthcare programs. On July 14, 2009, the three committees of the U.S. House of Representatives with jurisdiction over healthcare released a healthcare reform bill and the Senate continues to prepare its draft of a healthcare reform bill. The impending healthcare reform legislation in the United States may include reducing the coverage and reimbursement of our products and additional healthcare reform costs being borne by pharmaceutical and biotechnology companies, including us, each of which could have a significant impact on our business. Additionally, it is possible that applicable statutes, such as the Medicare Prescription Drug Improvement and Modernization Act, could be modified or new regulation introduced in 2009 or later that could also include a focus on reducing drug costs and change coverage and reimbursement methodologies for government healthcare programs. Further, a number of states, including California, Colorado, Connecticut, New York and Pennsylvania are considering or have recently enacted legislative proposals that would significantly alter their healthcare systems. Although we cannot predict what final legislation on healthcare reform affecting reimbursement from third-party payers will include, any such legislation which changes and/or reduces the coverage and reimbursement of our products or the way our products are used or prescribed would cause our sales to decrease and our revenues to decline.

Adverse events or results from clinical trials or studies performed by us or by others or from the marketed use of our drugs may expand the safety information in the labeling for our approved products which could negatively impact worldwide reimbursement for our products. For example, on January 14, 2008, CMS issued changes to its Medicare National Coverage Determinations Manual that resulted in the reduced use of ESAs in clinical practice. A more detailed discussion of the Decision Memorandum follows below. (See also “— Our current products and products in development cannot be sold if we do not gain or maintain regulatory approval of our products and we may be required to perform additional clinical trials or change the labeling of our products or conduct other potentially limiting or costly risk management activities if we or others identify side effects or safety concerns after our products are on the market.” and “— Guidelines and recommendations published by various organizations can reduce the use of our products.”)

An increasing focus on cost containment by public and private insurers has resulted, and could result in the future, in lower reimbursement rates for our products. Most patients receiving our principal products for approved indications are covered by government and/or private payer healthcare programs. Medicare and Medicaid government healthcare programs’ payment policies for drugs and biologics are subject to various laws and regulations. Effective January 1, 2009 in the hospital outpatient setting, most of our products are reimbursed under a Medicare Part B payment methodology that reimburses each product at 104% of its average sales price (“ASP”) (sometimes referred to as “ASP+4%”). The rate of reimbursement in the hospital outpatient setting has been reduced twice since the inception of ASP-based payment in this setting, with reimbursement rates set at ASP+5% for 2008 and ASP+6% from 2006 to 2007. CMS has the regulatory authority to alter or maintain the Medicare payment rates for Part B drugs and biologicals in the future for the hospital outpatient setting. Effective January 1, 2005, in the physician office setting, Aranesp®, Neulasta® and NEUPOGEN® are reimbursed under a Medicare Part B payment methodology that reimburses each product at ASP+6%. A product’s ASP is calculated and reported to CMS on a quarterly basis and may change each quarter. The ASP in effect for a given quarter (the “Current Period”) is based upon certain historical sales and sales incentive data covering a statutorily defined period of time preceding the Current Period. For example, the ASP-based payment rate for Aranesp® that will be in effect for the third quarter of 2009 is based in part on certain historical sales and sales incentive data for Aranesp® from April 1, 2008 through March 31, 2009. ASP-based reimbursements of products under Medicare may, in some circumstances, be below the cost that medical providers paid for such products, which could adversely affect sales of our products.

We face certain risks relating to the calculation of ASP. ASP is calculated by the manufacturer based on a statutorily defined formula and submitted to CMS. CMS further defines the statutory formula through regulations and other CMS guidance. However, the statute, regulations, and CMS guidance do not define specific methodologies for all aspects of the calculation of ASP. For example, in the Medicare Physician Fee Schedule Proposed Rule for 2010, CMS did not address a proposed methodology for treatment of bundled price concessions. Consequently, the current CMS guidance that manufacturers may make “reasonable assumptions” in their calculation of ASP, consistent with the general requirements and the intent of the Medicare statute, federal regulations and their customary business practices, finalized in the Medicare Physician Fee Schedule Final Rule for 2009 remains in effect. While Amgen believes that any assumptions it employs in its ASP calculation methodology satisfy this reasonable assumption standard, such assumptions require us to apply judgment and are subject to CMS review, and CMS or other third parties may not agree with our assessment as to the reasonableness of our assumptions. If our reasonable assumptions are subsequently advised to have been incorrect, it could subject us to substantial fines and penalties which could have a material adverse effect on our results of operations. CMS stated that it will continue to monitor this issue and may provide more specific guidance in the future. Any such specific guidance could result in a change in our ASP calculation methodology, which, if significant, could have a material adverse effect on our results of operations.

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

On July 15, 2008, the Medicare Improvements for Patients and Providers Act of 2008 became law with a number of Medicare and Medicaid reforms including a broader payment bundle for dialysis services and drugs which will require CMS, beginning in 2011, to establish a bundled Medicare payment rate that includes dialysis services and drug/labs that are currently separately billed. The new bundled rate will include dialysis services covered under the current composite rate, as well as drugs and biologicals furnished for treatment of ESRD that are currently billed separately, including ESAs, intravenous iron, and intravenous vitamin D, as well as “oral equivalent” forms of these intravenous drugs. The bundled reimbursement rate will be phased in over a four year period in equal increments starting in 2011. It is possible that some providers could elect to move to a full Medicare bundled payment in 2011. CMS will also be required to establish a quality incentive program that begins concurrently with bundling in 2011. Beginning in 2012, facilities would be subject to up to a 2% annual reduction in Medicare reimbursement for failure to meet or exceed CMS quality performance standards, including performance standards related to anemia management and dialysis adequacy. Additionally, one proposal on healthcare reform being considered by Congress calls for the inclusion of certain oral drugs such as Sensipar® as part of the ESRD bundled payment beginning in 2011. Bundling initiatives that have been implemented in other healthcare settings have occasionally resulted in lower utilization of services that had not previously been a part of the bundled payment. We are in the process of evaluating the potential impact of the new Medicare legislation on our business and at this time cannot predict the impact a bundled payment system for outpatient dialysis might have on sales of EPOGEN® or Aranesp® or whether a final bill on healthcare reform would include Sensipar® in the bundled payment.

Other initiatives reviewing the coverage or reimbursement of our products, including those related to safety, could result in less extensive coverage or lower reimbursement and could negatively affect sales of some of our marketed products. For example, on March 14, 2007, shortly after the March 9, 2007 FDA labeling changes for all ESAs, CMS announced that the agency had begun reviewing all Medicare policies related to the administration of ESAs in non-renal disease applications as part of a national coverage analysis (“NCA”) which is generally CMS’ first step toward developing a national coverage determination (“NCD”). Generally, an NCD is a national policy statement granting, limiting or excluding Medicare coverage for a specific medical item or service. On May 14, 2007, CMS issued a proposed NCD that was open for public comment through June 13, 2007. On July 30, 2007, CMS issued its Decision Memorandum which was substantially altered from the proposed NCD. On January 14, 2008, CMS issued changes to its Medicare NCD Manual, adding the ESA Decision Memorandum, effective for claims with dates of service on and after July 30, 2007 with an implementation date of April 7, 2008. In the Decision Memorandum, CMS determined that ESA treatment was not reasonable and necessary for certain clinical conditions, and established Medicare coverage parameters for FDA-approved ESA use in oncology. We believe this restriction on reimbursement of ESAs in the Decision Memorandum has had a material adverse effect on the use, reimbursement and sales of Aranesp®, and our business and results of operations. Additionally, to our knowledge, although no private payers have fully implemented the Decision Memorandum to date, many private payers have implemented the portions of the restrictions included in the Decision Memorandum, most commonly the provisions that reflect the prescriber package insert. Further, we believe many healthcare providers have reduced ESA utilization for all of their patients regardless of insurance coverage. While we cannot fully predict the further impact of the Decision Memorandum on how, or under what circumstances, healthcare providers will prescribe or administer our ESAs, it had a significant impact to our business and we believe that it may continue to impact us in the future.

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

The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and often involve complex legal, scientific and factual questions. To date, there has emerged no consistent policy regarding breadth of claims allowed in such companies’ patents. Third parties may challenge, invalidate or circumvent our patents and patent applications relating to our products, product candidates and technologies. In addition, our patent positions might not protect us against competitors with similar products or technologies because competing products or technologies may not infringe our patents. For certain of our product candidates, there are third parties who have patents or pending patent applications that they may claim necessitate payment of a royalty or prevent us from commercializing these product candidates in certain territories. Patent disputes are frequent, costly and can preclude, delay or increase the cost of commercialization of products. We are currently, and in the future may be, involved in patent litigation. However, a patent dispute or litigation may not discourage a potential violator from bringing the product that is alleged to infringe to market and we may be subject to competition during certain periods of litigation. Further, under the Hatch-Waxman Act, products approved by the FDA under a NDA may be the subject of patent litigation with generic competitors before the five year period of data exclusivity provided for under the Hatch-Waxman Act has expired and prior to the expiration of the patents listed for the product. For example, on July 25, 2008, we, NPS Pharmaceuticals and Brigham and Women’s Hospital filed a lawsuit against Teva and Barr Pharmaceuticals Inc. (“Barr”) for infringement of four Sensipar® patents. The lawsuit is based on ANDAs filed by Teva and Barr which seek approval to market generic versions of Sensipar® before expiration of the patents. This lawsuit is described in Note 10, “Contingencies” to the Consolidated Financial Statements in our 2008 Form 10-K and in Note 13, “Commitments and Contingencies” to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q. Moreover, if we lose or settle current or future litigations at certain stages or entirely, we could be subject to competition and/or significant liabilities; be required to enter into third-party licenses for the infringed product or technology or be required to cease using the technology or product in dispute. In addition, we cannot guarantee that such licenses will be available on terms acceptable to us, or at all.

Our success depends in part on our ability to obtain and defend patent rights and other intellectual property rights that are important to the commercialization of our products and product candidates. We have filed applications for a number of patents and have been granted patents or obtained rights relating to erythropoietin, natural and recombinant G-CSF, darbepoetin alfa, pegfilgrastim, etanercept, cinacalcet, panitumumab, romiplostim and our product candidate denosumab. We market our erythropoietin, recombinant G-CSF, darbepoetin alfa, pegfilgrastim, etanercept, cinacalcet, panitumumab and romiplostim products as EPOGEN® (Epoetin alfa), NEUPOGEN® (Filgrastim), Aranesp® (darbepoetin alfa), Neulasta® (pegfilgrastim), Enbrel® (etanercept), Sensipar®/Mimpara® (cinacalcet), Vectibix® (panitumumab) and Nplate® (romiplostim), respectively. With respect to our material patents, we have had a number of G-CSF patent expiries in the United States.

In recent years, policymakers have proposed reforming U.S. patent laws and regulations. For example, patent reform legislation was introduced in both houses of Congress in 2009, and the Senate Judiciary Committee approved a patent reform bill on April 2, 2009. In general, the proposed legislation attempts to address issues surrounding the increase in patent litigation by, among other things, establishing new procedures for challenging patents. While we cannot predict what form any new patent reform laws or regulations ultimately may take, final legislation could introduce new substantive rules and procedures for challenging patents, and certain reforms that make it easier for competitors to challenge our patents could have a material adverse effect on our business.

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

We have received subpoenas from a number of government entities, including the U.S. Attorney’s Offices for the Eastern District of New York and the Western District of Washington, as well as the Attorneys General of New York and New Jersey. The federal subpoenas have been issued pursuant to the Health Insurance Portability and Accountability Act of 1996 (18 U.S.C. 3486), while the Attorneys General subpoenas have been issued pursuant to state specific statutes relating to consumer fraud laws and state false claims acts. In general, the subpoenas request documents relating to the sales and marketing of our products, and our collection and dissemination of information reflecting clinical research as to the safety and efficacy of our ESAs. Based on representations in a U.S. government filing that became public on or about May 7, 2009 relating to the Massachusetts Qui Tam Action, we now believe the subpoenas we received from the U.S. Attorney’s Offices for the Eastern District of New York and the Western District of Washington also relate to nine additional Qui Tam Actions which are purportedly pending against Amgen, including eight pending in the U.S. District Court for the Eastern District of New York and one pending in the U.S. District Court for the Western District of Washington. (See Note 10, “Contingencies” to the Consolidated Financial Statements in our 2008 Form 10-K, and Note 13, “Commitments and Contingencies” to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.) The U.S. government filing further alleges that a large number of states (17) are involved in the Qui Tam investigations, led by the State of New York. These investigations are represented to be joint criminal and civil investigations.

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

Our revenues and operating results may fluctuate from period to period for a number of reasons, some of which we cannot control. Even a relatively small revenue shortfall may cause financial results for a period to be below our expectations or projections as some of our operating expenses are fixed in the short term and cannot be reduced within a short period of time to offset reductions in revenue. As a result, our revenues and operating results and, in turn, our stock price may be subject to significant fluctuations. Changes in credit ratings issued by nationally recognized credit rating agencies could adversely affect our cost of financing and have an adverse effect on the market price of our securities. Additionally, our stock price, like that of other biotechnology companies, is volatile. For example, in the fifty-two weeks prior to June 30, 2009, the trading price of our common stock has ranged from a high of $66.51 per share to a low of $44.96 per share.

Our revenues, operating results and stock price may be affected by a number of factors, such as:

•	actual or anticipated clinical trial results of ours or our licensees, partners or independent investigators, including our clinical trials for denosumab and Aranesp®, in particular TREAT

•	adverse developments regarding the safety or efficacy of our products

•	changes in the government’s or private payers’ reimbursement policies, particularly for supportive cancer care products, or prescribing guidelines for our products

•	proposed healthcare reform in the United States

•	current volatility and disruption of the financial markets

•	severity and duration of the current global economic downturn

•	development of new protocols, tests and/or treatments for cancer and/or new chemotherapy treatments or alternatives to chemotherapy

•	inability to maintain regulatory approval of marketed products or manufacturing facilities

•	business development or licensing activities

•	product development or other business announcements by us or our competitors

•	regulatory matters or actions, such as label changes or risk management activities, including a REMS

•

lower than expected demand for our products or a change in product mix, either or both of which may result in less than optimal utilization of our manufacturing facilities and the potential to incur excess capacity or impairment charges

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

Recent levels of market volatility have been unprecedented and adverse capital and credit market conditions may affect our ability to access cost-effective sources of funding and our investment in marketable securities may be subject to market, interest and credit risk that could reduce their value.

The capital and credit markets have been experiencing extreme volatility and disruption which, particularly during the latter part of 2008 and continuing into 2009, has led to uncertainty and liquidity issues for both borrowers and investors. We currently expect that we will repay the $1.0 billion of our 4.00% notes due in November 2009 without incurring additional indebtedness. Historically, we have occasionally and opportunistically accessed the capital markets to support certain business activities including acquisitions, in-licensing activities, share repurchases and to refinance existing debt. In the event of adverse capital and credit market conditions, we may not be able to obtain capital market financing on similar favorable terms, or at all, which could have a material adverse effect on our business and results of operations.

We have some exposure to financial institutions which came under significant pressure during the recent credit crisis. For example, we have previously had 16 financial institutions participate in our revolving credit facility including a subsidiary of Lehman, which had a $178 million commitment. Lehman declared bankruptcy on September 15, 2008, and the subsidiary participant in our credit facility subsequently declared bankruptcy on October 5, 2008, and we thereafter removed them from our facility and correspondingly reduced the amount available for borrowing under the facility. Additionally, the conversion feature of our 0.125% Convertible Notes due 2011 and our 0.375% Convertible Notes due 2013 are hedged pursuant to transactions entered into with two financial institutions. We have also entered into interest rate swap agreements for certain of our outstanding debt and routinely enter into foreign currency exchange contracts with financial institutions as counterparties. Deterioration in the financial condition of these counterparties could adversely impact the accounting for these transactions. Further, additional bankruptcies in the financial sector could limit our ability to replace these transactions on favorable terms, or at all, or to manage the risks inherent in our business which could have a material adverse effect on our business and results of operations.

Additionally, we maintain a significant portfolio of investments disclosed as cash equivalents and marketable securities on our Condensed Consolidated Balance Sheet. The value of our investments may be adversely affected by interest rate fluctuations, downgrades in credit ratings, illiquidity in the capital markets and other factors which may result in other than temporary declines in the value of our investments. Any of these events could cause us to record impairment charges with respect to our investment portfolio or to realize losses on the sale of investments. We seek to mitigate these risks with the help of our investment advisors by generally investing in high quality securities and continuously monitoring the overall risk of our portfolio. To date, we have not realized any material impairments within our investment portfolio.

Current economic conditions may magnify certain risks that affect our business.

Our operations and performance have been, and may continue to be, affected by economic conditions. Sales of our principal products are dependent, in part, on the availability and extent of reimbursement from third-party payers, including governments and private insurance plans. (See “— Our sales depend on coverage and reimbursement from third-party payers, and to the extent that access to and reimbursement for our products is reduced through healthcare reform legislation, or reduced or eliminated through governmental actions or otherwise, it would negatively impact the utilization of our products.”) As a result of the current global economic downturn, our third-party payers may delay or be unable to satisfy their reimbursement obligations. A reduction in the availability or extent of reimbursement from government programs, including Medicare and Medicaid, and/or private payer healthcare programs could have a material adverse affect on the sales of our products, our business and results of operations.

In addition, as a result of the economic downturn, some employers may seek to reduce costs by reducing or eliminating employer group healthcare plans or transferring a greater portion of healthcare costs to their employees. Job losses or other economic hardships may also result in reduced levels of coverage for some individuals, potentially resulting in lower levels of healthcare coverage for themselves or their families. These economic conditions may affect patients’ ability to afford healthcare as a result of increased co-pay or deductible obligations, greater cost sensitivity to existing co-pay or deductible obligations, lost healthcare insurance coverage or for other reasons. We believe such conditions have led and could continue to lead to changes in patient behavior and spending patterns that negatively affect usage of certain of our products, including delaying treatment, rationing prescription medications, leaving prescriptions unfilled, reducing the frequency of visits to healthcare facilities, utilizing alternative therapies and/or foregoing healthcare insurance coverage. In addition to its effects on consumers, the economic downturn may have also increased cost sensitivities among medical providers in the United States, such as oncology clinics, particularly in circumstances where providers may experience challenges in the collection of patient co-pays or be forced to absorb treatment costs as a result of coverage decisions or reimbursement terms. Collectively, we believe that these changes have resulted and may continue to result in reduced demand for our products, which could continue to adversely affect our business and results of operations. Any resulting decrease in demand for our products could also cause us to experience excess inventory write-offs and/or excess capacity or impairment charges at certain of our manufacturing facilities.

Additionally, we rely upon third-parties for certain parts of our business, including licensees and partners, wholesale distributors of our products, contract clinical trial providers, contract manufacturers and single third-party suppliers. Because of the recent volatility in the financial markets, there may be a disruption or delay in the performance or satisfaction of commitments to us by these third-parties which could have a material adverse affect on our business and results of operations. Current economic conditions may adversely affect the ability of our distributors, customers and suppliers to obtain liquidity required to buy inventory or raw materials and to perform their obligations under agreements with us, which could disrupt our operations. Further, economic conditions appear to have affected, and may continue to affect, the business practices of our wholesale distributors in a manner that has and has continued to contribute to lower sales of our products. For example, in the first quarter of 2009, certain of our wholesale distributors lowered their levels of inventory on hand, which we believe was done to reduce their carrying costs and improve their results of operations, and inventory levels remained relatively unchanged in the second quarter of 2009. In addition, although we monitor our distributors’, customers’ and suppliers’ financial condition and their liquidity, in order to mitigate our business risks, some of our distributors, customers and suppliers may become insolvent, which could negatively impact our business and results of operations.

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

We currently manufacture all of our principal products, and we plan to manufacture many of our product candidates. Manufacturing biologic human therapeutic products is difficult, complex and highly regulated. (See “— Our current products and products in development cannot be sold if we do not gain or maintain regulatory approval of our products and we may be required to perform additional clinical trials or change the labeling of our products or conduct other potentially limiting or costly risk management activities if we or others identify side effects or safety concerns after our products are on the market.”)

We currently manufacture our products and product candidates at our manufacturing facilities located in Thousand Oaks and Fremont, California; Boulder and Longmont, Colorado; West Greenwich, Rhode Island and Juncos, Puerto Rico. (See “— We manufacture and formulate, fill and finish substantially all our products at our Puerto Rico manufacturing facility; if significant natural disasters or production failures occur at this facility, we may not be able to supply these products.”)

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

We manufacture and contract manufacture, price, sell, distribute and market or co-market our products for their approved indications. These activities are subject to extensive regulation by numerous state and federal governmental authorities in the United States, such as the FDA and CMS, as well as in foreign countries, including European countries, Canada, Australia and Japan. Although we have obtained regulatory approval for our marketed products, these products and our manufacturing processes and those of our third-party contract manufacturers must undergo a potentially lengthy FDA or other regulatory approval process and are subject to continued review by the FDA and other regulatory authorities. It can take longer than five years to build and license a new manufacturing plant and it can take longer than three years to qualify and license a new contract manufacturer. In order to maintain supply, mitigate risks associated with the majority of our formulation, fill and finish operations being performed in a single facility and to adequately prepare to launch a number of our late-stage product candidates, in particular denosumab, we must successfully implement a number of manufacturing projects on schedule, including construction and the related qualification and licensure of a new formulation and filling facility at our Puerto Rico site, expansion and the related qualification and licensure of our existing bulk protein facilities at our Puerto Rico site, operate our facilities at appropriate production capacity over the next few years, optimize manufacturing asset utilization, continue our use of third-party contract manufacturers and maintain a state of regulatory compliance.

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

ENBREL competes in certain circumstances with products marketed by J&J, Abbott Laboratories (“Abbott”), Biogen IDEC Inc., Barr, Genentech, Inc., Bristol-Myers Squibb Corporation, Novartis AG and Sanofi-Aventis and others, as well as the generic drug methotrexate. ENBREL now faces competition from J&J’s SimponiTM (golimumab), which was approved by the FDA in April 2009 for the treatment of moderate-to-severe rheumatoid arthritis, active psoriatic arthritis, and active ankylosing spondylitis and UCB/Nektar Therapeutic’s Cimzia® (PEGylated anti-TNF alpha), which was approved by the FDA in May 2009 for the treatment of adult patients with moderately to severely active rheumatoid arthritis. ENBREL may also face competition from other potential therapies being developed, including J&J’s CNTO 1275 (ustekinumab), Roche’s Actemra (tocilizumab) and Abbott’s ABT-874. Additionally, in the first quarter of 2008 Abbott received approval from the FDA to market HUMIRA® as a treatment for adult patients with moderate to severe chronic plaque psoriasis and HUMIRA® now competes with ENBREL in both the rheumatology and dermatology segments and ENBREL has experienced and continues to experience share loss to competitors.

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

We currently face competition in Europe from biosimilar products, and we expect to face increasing competition from biosimilars in the future. Lawmakers in the United States have proposed bills to create a regulatory pathway for the abbreviated approval of biosimilars, and the EU has already created such a regulatory pathway. To the extent that governments adopt more permissive approval frameworks and competitors are able to obtain broader marketing approval for biosimilars, our products will become subject to increased competition. Expiration or successful challenge of applicable patent rights could trigger such competition, and we could face more litigation regarding the validity and/or scope of our patents.

In the EU, the European Commission has granted marketing authorizations for several biosimilars pursuant to a set of general and product class-specific guidelines for biosimilar approvals issued over the past few years. In 2006, the EMEA developed and issued final regulatory guidelines related to the development and approval of biosimilar products. The final guidelines included clinical trial guidance for certain biosimilar products, including erythropoietins and G-CSFs, recommending that applicants seeking approval of such biosimilar products conduct pharmacodynamic, toxicological and clinical safety studies as well as a pharmacovigilance program. Some companies have received and other companies are seeking approval to market erythropoietin and G-CSF biosimilars in the EU, presenting additional competition for our products. (See “— Our marketed products face substantial competition and other companies may discover, develop, acquire or commercialize products before or more successfully than we do.”) For example, following the expiration of the principal European patent relating to recombinant G-CSF on August 22, 2006, the European Commission issued marketing authorizations for the first G-CSF biosimilar products to Ratiopharm’s Ratiograstim®/Filgrastim Ratiopharm®, CT Arzneimittel’s Biograstim® and Teva’s Tevagrastim® in September 2008. These companies launched their G-CSF biosimilar product in certain EU countries in 2008 and 2009 and are expected to launch in other European markets in 2009. In February 2009, the European Commission issued marketing authorizations for an additional G-CSF biosimilar product to Sandoz’s Zarzio® and Hexal’s Filgrastim Hexal®. Sandoz and Hexal launched their G-CSF biosimilar product in certain EU countries in 2009 and are expected to launch in other countries. There are currently two G-CSF biosimilars available in the EU marketed by different companies and these G-CSF biosimilar products compete with NEUPOGEN® and Neulasta®. We cannot predict to what extent the entry of biosimilar products or other competing products will impact future NEUPOGEN® or Neulasta® sales in the EU. Our inability to compete effectively could reduce sales, which could have a material adverse effect on our results of operations.

In the United States, there currently is no regulatory pathway for the abbreviated approval of BLAs for biosimilars, but legislation on biosimilars may be enacted in the coming months or years. Such biosimilars would reference biotechnology products already approved under the U.S. Public Health Service Act. Under current law, potential competitors may introduce biotechnology products in the United States only by filing a complete BLA. Before biosimilar products could enter the U.S. market through an abbreviated approval process, Congress would need to pass legislation to create a new approval pathway and the FDA may also then promulgate associated regulations or guidance. The Obama Administration has expressed support for the creation of such an approval pathway for biosimilars, including as a part of its broader healthcare reform effort, which the Administration has identified as one of its top priorities. In each of 2007, 2008 and 2009, a number of bills that would create a legal framework for approving biosimilars have been introduced by members of Congress. In July 2009, the Senate Committee on Health, Education, Labor and Pensions and the House of Representatives Committee on Energy and Commerce passed, out of committee, bills that would provide twelve years of data exclusivity for innovative biological products. Data exclusivity protects the data in the innovator’s regulatory application by, for a limited period of time, prohibiting others from gaining FDA approval based in part by relying on or referencing the innovator’s data in their application to the FDA. The debate on biosimilars continues, however, with a number of members of Congress supporting a shorter period of data exclusivity. We cannot predict what the specific provisions of any final legislation might be or the timing of implementation of the pathway by the FDA. To the extent that an abbreviated biosimilar pathway is created through legislation in the United States, we would likely face greater competition and downward pressure on our product prices, sales and revenues, subject to our ability to enforce our patents. Further, biosimilar manufacturers with approved products in Europe may seek to quickly obtain U.S. approval if an abbreviated regulatory pathway for biosimilars is adopted.

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

We are party to a number of agreements with Wyeth relating to the manufacturing, marketing and selling of ENBREL, including a co-promotion agreement and a global supply agreement. On January 26, 2009, Wyeth and Pfizer announced that they have entered into a definitive merger agreement under which Pfizer will acquire Wyeth in a cash-and-stock transaction approved by the boards of directors of both companies. Wyeth and Pfizer stated that the transaction is subject to a number of closing conditions and on July 20, 2009, the stockholders of Wyeth approved the merger. While our agreements with Wyeth do not include a change of control provision, if the acquisition transaction is completed, our relationship with Wyeth may be affected in ways we do not anticipate, including changes in Wyeth/Pfizer management, strategy or otherwise.

We may experience difficulties, delays or unexpected costs and not achieve or maintain anticipated cost savings from our restructuring plan.

As a result of various regulatory and reimbursement developments that began in 2007 and, in particular those affecting our marketed ESA products, on August 15, 2007, we announced a plan to restructure our worldwide operations in order to improve our cost structure while continuing to make significant R&D investments and build the framework for our future growth. As part of the restructuring plan, we reduced staff, made changes to certain capital projects, closed certain production operations and abandoned leases primarily for certain R&D facilities that will not be used in our operations. We subsequently identified various other initiatives designed to further assist in improving our cost structure. As of March 31, 2009, we have completed all of these actions initially included in our 2007 restructuring plan and reduced our related costs and have approximately $15 million to $30 million of costs remaining to be incurred with respect to the initiatives we subsequently identified. Our ability to maintain these savings is dependent upon various future developments, some of which are beyond our control. We may not realize, in full or in part, all of the anticipated benefits and savings from our recent restructuring and related efforts due to unforeseen difficulties, delays or unexpected costs. If we are unable to achieve or maintain all of the resulting savings or benefits to our business or other unforeseen events occur, our business and results of operations may be adversely affected.

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

Government agencies promulgate regulations and guidelines directly applicable to us and to our products. However, professional societies, practice management groups, insurance carriers, physicians, private health/science foundations and organizations involved in various diseases from time to time may also publish guidelines or recommendations to healthcare providers, administrators and payers, and patient communities. Recommendations of government agencies or these other groups/organizations may relate to such matters as usage, dosage, route of administration and use of related therapies and reimbursement of our products by government and private payers. (See “— Our sales depend on coverage and reimbursement from third-party payers, and to the extent that access to and reimbursement for our products is reduced through healthcare reform legislation, or reduced or eliminated through governmental actions or otherwise, it would negatively impact the utilization of our products.”) Organizations like these have in the past made recommendations about our products. Recommendations or guidelines that are followed by patients and healthcare providers could result in decreased use and/or dosage of our products. Some examples of agency and organizational guidelines include:

•

On July 31st, 2009, the Kidney Disease: Improving Global Outcomes group (“KDIGO”) released its Clinical Practice Guideline for the Diagnosis, Evaluation, Prevention, and Treatment of Chronic Kidney Disease-Mineral and Bone Disorder (“CKD-MBD”). The guideline includes detailed recommendations for the diagnosis and evaluation of the three components of CKD-MBD: abnormalities of serum markers (calcium, phosphorus, parathyroid hormone and vitamin D), vascular calcification and disorders of the bone, followed by recommendations for treatment. These recommendations could affect how healthcare providers prescribe Sensipar® for ESRD patients. KDIGO is a global non-profit foundation managed by the National Kidney Foundation (the “NKF”) that is dedicated to improving the care and outcomes of kidney disease patients worldwide through promoting coordination, collaboration, and integration of initiatives to develop and implement clinical practices guidelines. While it is uncertain just how the KDIGO guidelines will be viewed in the context of existing regional guidelines for managing mineral and bone disorders among those with kidney disease such as the NKF-KDOQI™ Guidelines in the United States and others in Europe, Canada, Australia and the United Kingdom, the impact of the new recommendations on clinical practice or the use of Sensipar® is not yet known.

•

On August 30, 2007, the NKF distributed to the nephrology community final updated Kidney Disease Outcomes Quality Initiative (“KDOQI”) clinical practice guidelines and clinical practice recommendations for anemia in CKD. The NKF’s Anemia Work Group conducted an extensive review of results from 26 new and existing randomized controlled trials, comparing the risks and benefits of a range of Hb therapeutic targets in CKD patients. Based on this review, the NKF-KDOQI™ Anemia Work Group recommended in their 2007 Update to the NKF-KDOQI™ Anemia Management Guidelines that physicians target Hb in the range of 11 g/dL to 12 g/dL, and also stipulated that the target not be above 13 g/dL.

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

Our operations are subject to the tax laws, regulations and administrative practices of the United States, U.S. state jurisdictions and other countries in which we do business. Significant changes in these rules could have a material adverse effect on the results of operations. For example, our effective tax rate reflects the impact of undistributed foreign earnings for which no U.S. taxes have been provided because such earnings are intended to be invested indefinitely outside the United States. Substantial reform of U.S. tax law regarding tax on certain foreign profits could result in an increase in our effective tax rate, which could have a material adverse effect on our financial results. (See also “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition, Liquidity and Capital Resources – Cash, cash equivalents and marketable securities” in Part I herein and Note 3, “Income taxes” to the Condensed Consolidated Financial Statements.)

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

During the three months ended June 30, 2009, we had one outstanding stock repurchase program. A summary of our repurchase activity for the three months ended June 30, 2009 is as follows:

	Total number of shares purchased		Average price paid per share	Total number of shares purchased as part of publicly announced programs		Maximum $ value that may yet be purchased under the programs (1)
April 1 - April 30	-		$-	-		$2,174,252,048
May 1 - May 31	-		-	-		2,174,252,048
June 1 - June 30	-		-	-		2,174,252,048

	-	(2)	-	-	(2)

(1)

In July 2007, the Board of Directors authorized us to repurchase up to an additional $5.0 billion of our common stock. As of June 30, 2009, $2.2 billion was available for stock repurchase under our stock repurchase program.

(2)

The difference between total number of shares purchased and the total number of shares purchased as part of publicly announced programs is due to shares of common stock withheld by us for the payment of taxes upon vesting of certain employees’ restricted stock.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The Company held its Annual Meeting of Stockholders on May 6, 2009.

(b)	Omitted pursuant to Instruction 3 to Item 4 of Form 10-Q.

(c)

The five items voted upon at the meeting were: (i) to elect twelve directors to a one-year term of office expiring at the 2010 annual meeting of stockholders (“Item One”); (ii) to ratify the selection of Ernst & Young LLP as the independent registered public accounting firm for the Company for the year ending December 31, 2009 (“Item Two”); (iii) to approve the proposed 2009 Equity Incentive Plan authorizing the issuance of up to 100,000,000 shares of Amgen Inc. common stock (“Item Three”); (iv) to approve the Amendment to the Company’s Restated Certificate of Incorporation, as amended, to reduce the sixty-six and two-thirds percent (66-2/3%) voting requirement to a simple majority voting requirement for approval of certain business combinations (“Item Four”); and (v) the Stockholder Proposals (“Item Five”), which consisted of Stockholder Proposal #1 relating to amending the Bylaws to permit 10 percent of our outstanding common stock the ability to call special meetings and Stockholder Proposal #2 relating to changing jurisdiction of incorporation from Delaware to North Dakota.

The voting was as follows:

	In Favor	Against	Abstain	Broker Non-Votes
Item One
Dr. David Baltimore	836,552,507	52,038,292	3,110,765	-
Mr. Frank J. Biondi, Jr.	809,684,095	78,476,256	3,541,203	-
Mr. François de Carbonnel	816,680,316	71,502,050	3,515,493	-
Mr. Jerry D. Choate	823,140,964	65,107,095	3,453,497	-
Dr. Vance D. Coffman	833,840,687	54,466,265	3,390,908	-
Mr. Frederick W. Gluck	773,265,749	114,994,029	3,441,735	-
Mr. Frank C. Herringer	818,821,596	59,870,774	3,323,486	-
Dr. Gilbert S. Omenn	831,659,054	56,726,339	3,312,467	-
Ms. Judith C. Pelham	831,673,378	56,743,912	3,284,887	-
Adm. J. Paul Reason, USN (Retired)	826,621,803	61,840,828	3,239,542	-
Mr. Leonard D. Schaeffer	827,423,684	60,942,058	3,332,120	-
Mr. Kevin W. Sharer	813,430,092	75,447,120	2,820,640	-
Item Two	880,241,335	9,409,516	2,049,654	-
Item Three	609,350,901	141,179,967	3,822,177	-
Item Four	862,177,440	26,542,279	N/A	-
Item Five
Stockholder Proposal #1	448,699,127	302,878,584	2,670,422	137,457,713
Stockholder Proposal #2	23,897,604	721,485,156	8,869,051	137,454,035

All nominees to the Board of Directors were declared to have been elected as directors and will hold office until the 2010 annual meeting of stockholders. Items Two and Three were declared to have been approved. Item Four received the affirmative vote of at least 66-2/3% of the outstanding common stock; therefore, Item Four was declared to have been approved. With respect to Item Five, Stockholder Proposal #1 was declared to have been approved, and Stockholder Proposal #2 was declared to have not been approved.

(d)	Not applicable.

Item 6.	EXHIBITS

(a)	Reference is made to the Index to Exhibits included herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Amgen Inc.
(Registrant)

Date:	August 7, 2009	By:	/s/ ROBERT A. BRADWAY
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

3.5*	Certificate of Amendment of the Restated Certificate of Incorporation (As Amended May 11, 2009).
3.6*	Certificate of Correction of the Restated Certificate of Incorporation (As Amended May 11, 2009).
3.7	Amended and Restated Bylaws of Amgen Inc. (As Amended and Restated February 14, 2007). (Filed as an exhibit to Form 8-K filed on February 20, 2007 and incorporated herein by reference.)
3.8	Amendment to Amended and Restated Bylaws of Amgen Inc. (Filed as an exhibit to Form 10-Q for the quarter ended June 30, 2007 on August 9, 2007 and incorporated herein by reference.)
3.9	Second Amendment to Amended and Restated Bylaws of Amgen Inc. (Filed as an exhibit to Form 8-K on December 10, 2008 and incorporated herein by reference.)
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

4.4

Two Agreements of Resignation, Appointment and Acceptance in the same form as the previously filed Exhibit 4.3 hereto are omitted pursuant to instruction 2 to Item 601 of Regulation S-K. Each of these agreements, which are dated December 15, 2008, replaces the current trustee under the agreements listed as Exhibits 4.9 and 4.16, respectively, with Bank of New York Mellon. Amgen Inc. hereby agrees to furnish copies of these agreements to the Securities and Exchange Commission upon request.

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

4.8	Form of Liquid Yield Option™ Note due 2032. (Filed as an exhibit to Form 8-K on March 1, 2002 and incorporated herein by reference.)
4.9	Indenture, dated as of March 1, 2002. (Filed as an exhibit to Form 8-K on March 1, 2002 and incorporated herein by reference.)
4.10	First Supplemental Indenture, dated March 2, 2005. (Filed as an exhibit to Form 8-K filed on March 4, 2005 and incorporated herein by reference.)
4.11	Indenture, dated as of August 4, 2003. (Filed as an exhibit to Form S-3 Registration Statement on August 4, 2003 and incorporated herein by reference.)
4.12	Form of 4.00% Senior Note due 2009. (Filed as an exhibit to Form 8-K on November 19, 2004 and incorporated herein by reference.)

Exhibit No.	Description
4.13	Form of 4.85% Senior Notes due 2014. (Filed as an exhibit to Form 8-K on November 19, 2004 and incorporated herein by reference.)
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

10.1+	Amgen Inc. 2009 Equity Incentive Plan. (Filed as Appendix A to Amgen Inc.’s Proxy Statement on March 26, 2009 and incorporated herein by reference.)
10.2+	Form of Stock Option Agreement and Restricted Stock Unit Agreement for the Amgen Inc. 2009 Equity Incentive Plan. (Filed as an exhibit to Form 8-K on May 8, 2009 and incorporated herein by reference.)
10.3+	Amgen Inc. 2009 Performance Award Program. (Filed as an exhibit to Form 8-K on May 8, 2009 and incorporated herein by reference.)
10.4+	Form of Performance Unit Agreement for the Amgen Inc. 2009 Performance Award Program. (Filed as an exhibit to Form 8-K on May 8, 2009 and incorporated herein by reference.)
10.5+	Amgen Inc. 2009 Director Equity Incentive Program. (Filed as an exhibit to Form 8-K on May 8, 2009 and incorporated herein by reference.)
10.6+

Form of Grant of Non-Qualified Stock Option Agreement and Restricted Stock Unit Agreement for the Amgen Inc. 2009 Director Equity Incentive Program. (Filed as an exhibit to Form 8-K on May 8, 2009 and incorporated herein by reference.)

10.7+

Amgen Supplemental Retirement Plan (As Amended and Restated effective January 1, 2009.) (Filed as an exhibit to Form 10-Q for the quarter ended September 30, 2008 on November 7, 2008 and incorporated herein by reference.)

10.8+

Amendment and Restatement of the Amgen Change of Control Severance Plan (As Amended December 9, 2008). (Filed as an exhibit to Form 10-K for the year ended December 31, 2008 on February 27, 2009 and incorporated herein by reference.)

10.9+

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

Exhibit No.	Description
10.11+

Amgen Nonqualified Deferred Compensation Plan (As Amended and Restated effective January 1, 2009.) (Filed as an exhibit to Form 10-Q for the quarter ended September 30, 2008 on November 7, 2008 and incorporated herein by reference.)

10.12+	2002 Special Severance Pay Plan for Amgen Employees. (Filed as an exhibit to Form 10-Q for the quarter ended June 30, 2002 on August 13, 2002 and incorporated herein by reference.)
10.13

Product License Agreement, dated September 30, 1985, and Technology License Agreement, dated, September 30, 1985 between Amgen and Ortho Pharmaceutical Corporation. (Filed as an exhibit to Form 10-Q for the quarter ended June 30, 2000 on August 1, 2000 and incorporated herein by reference.)

10.14

Shareholders’ Agreement, dated May 11, 1984, among Amgen, Kirin Brewery Company, Limited and Kirin-Amgen, Inc. (Filed as an exhibit to Form 10-K for the year ended December 31, 2000 on March 7, 2001 and incorporated herein by reference.)

10.15

Amendment No. 1 dated March 19, 1985, Amendment No. 2 dated July 29, 1985 (effective July 1, 1985), and Amendment No. 3, dated December 19, 1985, to the Shareholders’ Agreement dated May 11, 1984. (Filed as an exhibit to Form 10-Q for the quarter ended June 30, 2000 on August 1, 2000 and incorporated herein by reference.)

10.16

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

10.17	Amendment No. 12 to the Shareholders’ Agreement, dated January 31, 2001. (Filed as an exhibit to Form 10-Q for the quarter ended June 30, 2005 on August 8, 2005 and incorporated herein by reference.)
10.18

Amendment No. 13 to the Shareholders’ Agreement, dated June 28, 2007 (with certain confidential information deleted therefrom). (Filed as an exhibit to Form 10-Q for the quarter ended June 30, 2007 on August 9, 2007 and incorporated herein by reference.)

10.19

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

10.21

Amendment Agreement, dated June 30, 1988, to Research, Development, Technology Disclosure and License Agreement: GM-CSF dated March 31, 1987, between Kirin Brewery Company, Limited and Amgen Inc. (Filed as an exhibit to Form 8 amending the Quarterly Report on Form 10-Q for the quarter ended June 30, 1988 on August 25, 1988 and incorporated herein by reference.)

10.22

Assignment and License Agreement, dated October 16, 1986 (effective July 1, 1986, between Amgen and Kirin-Amgen, Inc. (Filed as an exhibit to Form 10-K for the year ended December 31, 2000 on March 7, 2001 and incorporated herein by reference.)

10.23

G-CSF United States License Agreement, dated June 1, 1987 (effective July 1, 1986), Amendment No. 1, dated October 20, 1988, and Amendment No. 2, dated October 17, 1991 (effective November 13, 1990), between Kirin-Amgen, Inc. and Amgen Inc. (Filed as exhibits to Form 10-K for the year ended December 31, 2000 on March 7, 2001 and incorporated herein by reference.)

10.24

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
10.25

Enbrel® Supply Agreement among Immunex Corporation, American Home Products Corporation and Boehringer Ingelheim Pharma KG, dated as of November 5, 1998 (with certain confidential information deleted therefrom). (Filed as an exhibit to the Immunex Corporation Annual Report on Form 10-K for the year ended December 31, 1998 on March 23, 1998 and incorporated herein by reference.)

10.26

Amendment No. 1 to the Enbrel® Supply Agreement, dated June 27, 2000, among Immunex Corporation, American Home Products Corporation and Boehringer Ingelheim Pharma KG, (with certain confidential information deleted therefrom). (Filed as an exhibit to the Immunex Corporation Form 10-Q for the quarter ended June 30, 2000 on August 11, 2000 and incorporated herein by reference.)

10.27

Amendment No. 2 to the Enbrel® Supply Agreement, dated June 3, 2002, among Immunex Corporation, Wyeth (formerly known as American Home Products Corporation) and Boehringer Ingelheim Pharma KG (with certain confidential information deleted therefrom). (Filed as an exhibit to Form 10-Q for the quarter ended June 30, 2002 on August 13, 2002 and incorporated herein by reference.)

10.28

Amendment No. 1 to Amendment No. 2 to the Enbrel® Supply Agreement, dated June 23, 2008, among Immunex Corporation, Wyeth (formerly “American Home Products Corporation”) and Boehringer Ingelheim Pharma KG (Filed as an exhibit to Form 10-Q for the quarter ended June 30, 2008 on August 8, 2008 and incorporated herein by reference.)

10.29

Amendment No. 3 to the Enbrel® Supply Agreement, dated December 18, 2002, among Immunex Corporation, Wyeth (formerly, “American Home Products Corporation”) and Boehringer Ingelheim Pharma KG (with certain confidential information deleted therefrom). (Filed as an exhibit to Form 10-K for the year ended December 31, 2002 on March 10, 2003 and incorporated herein by reference.)

10.30

Amendment No. 4 to the Enbrel® Supply Agreement, dated May 21, 2004, among Immunex Corporation, Wyeth (formerly, “American Home Products Corporation”) and Boehringer Ingelheim Pharma KG. (Filed as an exhibit to Form 10-Q for the quarter ended June 30, 2005 on August 8, 2005 and incorporated herein by reference.)

10.31

Amendment No. 5 to the Enbrel® Supply Agreement, dated August 30, 2005, among Immunex Corporation, Wyeth (formerly, “American Home Products Corporation”) and Boehringer Ingelheim Pharma KG. (Filed as an exhibit to Form 10-Q for the quarter ended September 30, 2005 on November 9, 2005 and incorporated herein by reference.)

10.32

Amendment No. 6 to the Enbrel® Supply Agreement, dated November 27, 2007, among Immunex Corporation, Wyeth (formerly, “American Home Products Corporation”) and Boehringer Ingelheim Pharma KG (with certain confidential information deleted therefrom). (Filed as an exhibit to Form 10-K for the year ended December 31, 2007 on February 28, 2008 and incorporated herein by reference.)

10.33

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

10.34

Amendment No. 7 to the Enbrel® Supply Agreement, dated February 20, 2009, among Immunex Corporation, Wyeth (formerly, “American Home Products Corporation”) and Boehringer Ingelheim Pharma KG (with certain confidential information deleted therefrom). (Filed as an exhibit to Form 10-Q for the quarter ended March 31, 2009 on May 11, 2009 and incorporated herein by reference).

10.35

Agreement Regarding Governance and Commercial Matters, dated December 16, 2001, by and among American Home Products Corporation, American Cyanamid Company and Amgen Inc. (with certain confidential information deleted therefrom). (Filed as an exhibit to Amendment No. 1 to Form S-4 Registration Statement on March 22, 2002 and incorporated herein by reference.)

10.36

Amended and Restated Promotion Agreement, dated as of December 16, 2001, by and among Immunex Corporation, American Home Products Corporation and Amgen Inc. (with certain confidential information deleted therefrom). (Filed as an exhibit to Amendment No. 1 to Form S-4 Registration Statement on March 22, 2002 and incorporated herein by reference.)

10.37

Description of Amendment No. 1 to Amended and Restated Promotion Agreement, effective as of July 8, 2003, among Wyeth, Amgen Inc. and Immunex Corporation, (with certain confidential information deleted therefrom). (Filed as an exhibit to Form 10-K for the year ended December 31, 2003 on March 11, 2004 and incorporated herein by reference.)

Exhibit No.	Description
10.38

Description of Amendment No. 2 to Amended and Restated Promotion Agreement, effective as of April 20, 2004, by and among Wyeth, Amgen Inc. and Immunex Corporation. (Filed as an exhibit to Form S-4/A on June 29, 2004 and incorporated herein by reference.)

10.39

Amendment No. 3 to Amended and Restated Promotion Agreement, effective as of January 1, 2005, by and among Wyeth, Amgen Inc. and Immunex Corporation (with certain confidential information deleted therefrom). (Filed as an exhibit to Form 10-Q for the quarter ended March 31, 2005 on May 4, 2005 and incorporated herein by reference.)

10.40

Confirmation of OTC Convertible Note Hedge related to 2011 Notes, dated February 14, 2006, to Amgen Inc. from Merrill Lynch International related to the 0.125% Convertible Senior Notes Due 2011. (Filed as an exhibit to Form 10-K for the year ended December 31, 2005 on March 10, 2006 and incorporated herein by reference.)

10.41

Confirmation of OTC Convertible Note Hedge related to 2013 Notes, dated February 14, 2006, to Amgen Inc. from Merrill Lynch International related to 0.375% Convertible Senior Notes Due 2013. (Filed as an exhibit to Form 10-K for the year ended December 31, 2005 on March 10, 2006 and incorporated herein by reference.)

10.42

Confirmation of OTC Convertible Note Hedge related to 2011 Notes, dated February 14, 2006, to Amgen Inc. from Morgan Stanley & Co. International Limited related to the 0.125% Convertible Senior Notes Due 2011 Notes. (Filed as an exhibit to Form 10-K for the year ended December 31, 2005 on March 10, 2006 and incorporated herein by reference.)

10.43

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

10.47

Purchase Agreement, dated May 29, 2007, between Amgen Inc. and Merrill Lynch International. (Filed as an exhibit to Form 10-Q for the quarter ended June 30, 2007 on August 9, 2007 and incorporated herein by reference.)

10.48

Collaboration Agreement, dated July 11, 2007, between Amgen Inc. and Daiichi Sankyo Company (with certain confidential information deleted therefrom). (Filed as an exhibit to Form 10-Q for the quarter ended September 30, 2007 on November 9, 2007 and incorporated herein by reference.)

10.49

Credit Agreement, dated November 2, 2007, among Amgen Inc., with Citicorp USA, Inc., as administrative agent, Barclays Bank PLC, as syndication agent, Citigroup Global Markets, Inc. and Barclays Capital, as joint lead arrangers and joint book runners, and the other banks party thereto. (Filed as an exhibit to Form 8-K filed on November 2, 2007 and incorporated herein by reference.)

10.50*

Amendment No. 1, dated May 18, 2009, to the Credit Agreement dated November 2, 2007, among Amgen Inc., with Citicorp USA, Inc., as administrative agent, Barclays Bank PLC, as syndication agent, Citigroup Global Markets, Inc. and Barclays Capital, as joint lead arrangers and joint book runners, and the other banks party thereto.

10.51

Multi-product License Agreement with Respect to Japan between Amgen Inc. and Takeda Pharmaceutical Company Limited dated February 1, 2008 (with certain confidential information deleted therefrom). (Filed as an exhibit to Form 10-Q for the quarter ended March 31, 2008 on May 12, 2008 and incorporated herein by reference.)

Exhibit No.	Description
10.52

License Agreement for motesanib diphosphate between Amgen Inc. and Takeda Pharmaceutical Company Limited dated February 1, 2008 (with certain confidential information deleted therefrom). (Filed as an exhibit to Form 10-Q for the quarter ended March 31, 2008 on May 12, 2008 and incorporated herein by reference.)

10.53

Supply Agreement between Amgen Inc. and Takeda Pharmaceutical Company Limited dated February 1, 2008 (with certain confidential information deleted therefrom). (Filed as an exhibit to Form 10-Q for the quarter ended March 31, 2008 on May 12, 2008 and incorporated herein by reference.)

10.54

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

10.56

Underwriting Agreement, dated May 20, 2008, among Amgen Inc. with Goldman, Sachs & Co. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as the representatives of the underwriters. (Filed as an exhibit to Form 8-K on May 23, 2008 and incorporated herein by reference.)

10.57

Underwriting Agreement, dated January 13, 2009, by and among the Company and Goldman, Sachs & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Morgan Stanley & Co. Incorporated, as representatives of the several underwriters named therein. (Filed as an exhibit to Form 8-K on January 16, 2009 and incorporated herein by reference.)

10.58

Master Services Agreement, dated October 22, 2008, between Amgen Inc. and International Business Machines Corporation (with certain confidential information deleted therefrom). (Filed as an exhibit to Form 10-K for the year ended December 31, 2008 on February 27, 2009 and incorporated herein by reference.)

10.59

Integrated Facilities Management Services Agreement, dated February 4, 2009 between Amgen Inc. and Jones Lang LaSalle Americas, Inc. (with certain confidential information deleted therefrom). (Filed as an exhibit to Form 10-K for the year ended December 31, 2008 on February 27, 2009 and incorporated herein by reference.)

31*	Rule 13a-14(a) Certifications.
32**	Section 1350 Certifications.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Calculation Linkbase Document
101.LAB**	XBRL Taxonomy Label Linkbase Document
101.PRE**	XBRL Taxonomy Presentation Linkbase Document

(*   = filed herewith)

(** = furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended)

(+   = management contract or compensatory plan or arrangement.)