Form 10-Q
period 2010-03-31
AMGEN INC
filed 2010-05-07
CIK 318154

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

As of May 3, 2010, the registrant had 957,938,383 shares of common stock, $0.0001 par value, outstanding.

AMGEN INC.

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

AMGEN INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share data)

(Unaudited)

	Three months ended March 31,
	2010	2009
Revenues:
Product sales	$3,528	$3,238
Other revenues	64	70

Total revenues	3,592	3,308

Operating expenses:
Cost of sales (excludes amortization of certain acquired intangible assets presented below)	508	477
Research and development	646	633
Selling, general and administrative	884	798
Amortization of certain acquired intangible assets	74	74
Other	(1)	5

Total operating expenses	2,111	1,987

Operating income	1,481	1,321

Interest expense, net	145	147
Interest and other income, net	84	58

Income before income taxes	1,420	1,232

Provision for income taxes	253	213

Net income	$1,167	$1,019

Earnings per share:
Basic	$1.19	$0.99
Diluted	$1.18	$0.98

Shares used in calculation of earnings per share:
Basic	982	1,032
Diluted	988	1,037

See accompanying notes.

AMGEN INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except per share data)

(Unaudited)

	March 31, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$2,266	$2,884
Marketable securities	11,851	10,558
Trade receivables, net	2,271	2,109
Inventories	2,202	2,220
Other current assets	1,219	1,161

Total current assets	19,809	18,932
Property, plant and equipment, net	5,619	5,738
Intangible assets, net	2,462	2,567
Goodwill	11,335	11,335
Other assets	1,141	1,057

Total assets	$40,366	$39,629

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$882	$574
Accrued liabilities	3,302	3,299
Current portion of convertible notes	2,378	—

Total current liabilities	6,562	3,873

Convertible notes	2,201	4,512
Other long-term debt	7,085	6,089
Other non-current liabilities	2,179	2,488

Contingencies and commitments

Stockholders' equity:
Common stock and additional paid-in capital; $0.0001 par value; 2,750 shares authorized; outstanding—966 shares in 2010 and 995 shares in 2009	27,031	26,944
Accumulated deficit	(4,852)	(4,322)
Accumulated other comprehensive income	160	45

Total stockholders' equity	22,339	22,667

Total liabilities and stockholders' equity	$40,366	$39,629

See accompanying notes.

AMGEN INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Three months ended March 31,
	2010	2009
Cash flows from operating activities:
Net income	$1,167	$1,019
Depreciation and amortization	252	267
Stock-based compensation expense	68	59
Other items, net	10	—
Changes in operating assets and liabilities:
Trade receivables, net	(162)	64
Inventories	21	22
Other current assets	(43)	(123)
Accounts payable	308	44
Accrued income taxes	(189)	176
Other accrued liabilities	(519)	(669)

Net cash provided by operating activities	913	859

Cash flows from investing activities:
Purchases of property, plant and equipment	(94)	(117)
Purchases of marketable securities	(3,160)	(3,580)
Proceeds from sales of marketable securities	2,170	3,426
Proceeds from maturities of marketable securities	141	425
Other	(12)	(15)

Net cash (used in) provided by investing activities	(955)	139

Cash flows from financing activities:
Repurchases of common stock	(1,587)	(1,997)
Net proceeds from issuance of debt	989	1,980
Net proceeds from issuance of common stock in connection with the Company's equity award programs	26	21
Other	(4)	1

Net cash (used in) provided by financing activities	(576)	5

(Decrease) increase in cash and cash equivalents	(618)	1,003

Cash and cash equivalents at beginning of period	2,884	1,774

Cash and cash equivalents at end of period	$2,266	$2,777

See accompanying notes.

AMGEN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

(Unaudited)

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

Basis of presentation

The financial information for the three months ended March 31, 2010 and 2009 is unaudited but includes all adjustments (consisting of only normal recurring adjustments, unless otherwise indicated), which Amgen Inc., including its subsidiaries, considers necessary for a fair presentation of the results of operations for those periods. Interim results are not necessarily indicative of results for the full fiscal year.

The condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and the notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

Property, plant and equipment, net

Property, plant and equipment are recorded at historical cost, net of accumulated depreciation of $4.8 billion and $4.6 billion as of March 31, 2010 and December 31, 2009, respectively.

Fair value measurement

In January 2010, we adopted a newly issued accounting standard which requires additional disclosure about the amounts of and reasons for significant transfers between levels of the fair value hierarchy discussed in Note 8, “Fair value measurements.” This standard also clarifies existing disclosure requirements related to the level of disaggregation of fair value measurements for each class of assets and liabilities and disclosures about inputs and valuation techniques used to measure fair value for both recurring and nonrecurring Level 2 and Level 3 measurements. As this newly issued accounting standard only requires enhanced disclosure, the adoption of this standard did not impact our financial position, results of operations or cash flows. In addition, effective for interim and annual periods beginning after December 15, 2010, this standard will require additional disclosure and require an entity to present disaggregated information about activity in Level 3 fair value measurements on a gross basis, rather than a single amount.

2. Income taxes

The effective tax rates for the three months ended March 31, 2010 and March 31, 2009 are different from the statutory rates primarily as a result of indefinitely invested earnings of our foreign operations. We do not provide for U.S. income taxes on undistributed earnings of our foreign operations that are intended to be invested indefinitely outside the United States.

One or more of our legal entities file income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and certain foreign jurisdictions. Our income tax returns are routinely audited by the tax authorities in those jurisdictions. Significant

AMGEN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

During the three months ended March 31, 2010, the gross amount of our unrecognized tax benefits (“UTBs”) increased approximately $75 million as a result of tax positions taken during the current year. Substantially all of the UTBs as of March 31, 2010, if recognized, would affect our effective tax rate.

As of March 31, 2010, the Company believes that it is reasonably possible that our gross liabilities for UTBs may decrease by up to $375 million within the succeeding twelve months due to potential tax settlements.

3. Earnings per share

Basic earnings per share (“EPS”) is based upon the weighted-average number of our common shares outstanding. Diluted EPS is based upon the weighted-average number of our common shares and potential dilutive common shares outstanding. Potential common shares outstanding determined using the treasury stock method principally include: stock options, restricted stock units and other equity awards under our employee compensation plans; our 2011 Convertible Notes, 2013 Convertible Notes and 2032 Modified Convertible Notes, as discussed below; and our outstanding warrants (collectively “dilutive securities”). The convertible note hedges purchased in connection with the issuance of our 2011 Convertible Notes and 2013 Convertible Notes are excluded from the calculation of diluted EPS as their impact is always anti-dilutive.

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

The following table sets forth the computation for basic and diluted EPS (in millions, except per share information):

	Three months ended March 31,
	2010	2009
Income (Numerator):
Net income for basic and diluted EPS	$1,167	$1,019

Shares (Denominator):
Weighted-average shares for basic EPS	982	1,032
Effect of dilutive securities	6	5

Weighted-average shares for diluted EPS	988	1,037

Basic EPS	$1.19	$0.99
Diluted EPS	$1.18	$0.98

For the three months ended March 31, 2010 and 2009, there were employee stock options, calculated on a weighted average basis, to purchase 40 million and 46 million shares of our common stock, respectively, with exercise prices greater than the average market prices of our common stock for these periods that are not included in the computation of diluted EPS as their impact would have been anti-dilutive. In addition, shares of our common stock, which may be issued upon conversion of our convertible debt or upon exercise of our warrants, are not included in either period presented above as their impact on diluted EPS would have been anti-dilutive. Shares which may be issued under our 2010 performance award program were also excluded because conditions under the program were not met.

AMGEN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Available-for-sale securities

The fair values of available-for-sale investments by type of security, contractual maturity and classification in the Consolidated Balance Sheets are as follows (in millions):

March 31, 2010	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Type of security:
U.S. Treasury securities	$2,994	$16	$(6)	$3,004
Other government related debt securities:
Obligations of U.S. government agencies and FDIC guaranteed bank debt	3,094	65	—	3,159
Foreign and other	1,128	16	—	1,144
Corporate debt securities:
Financial	1,637	36	(2)	1,671
Industrial	1,830	55	(1)	1,884
Other	300	8	—	308
Mortgage and asset backed securities	552	5	(1)	556
Money market mutual funds	2,174	—	—	2,174
Other short-term interest bearing securities	128	—	—	128

Total debt securities	13,837	201	(10)	14,028
Equity securities	55	—	(7)	48

	$13,892	$201	$(17)	$14,076

AMGEN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Type of security:
U.S. Treasury securities	$1,929	$12	$(6)	$1,935
Obligations of U.S. government agencies and FDIC guaranteed bank debt	3,731	62	(1)	3,792
Corporate debt securities	4,193	96	(4)	4,285
Mortgage and asset backed securities	489	4	(2)	491
Money market mutual funds	2,784	—	—	2,784
Other short-term interest bearing securities	55	—	—	55

Total debt securities	13,181	174	(13)	13,342
Equity securities	63	—	(8)	55

	$13,244	$174	$(21)	$13,397

Contractual maturity	March 31, 2010	December 31, 2009
Maturing in one year or less	$2,958	$3,444
Maturing after one year through three years	6,251	6,369
Maturing after three years through five years	4,452	3,207
Maturing after five years	367	322

Total debt securities	14,028	13,342
Equity securities	48	55

	$14,076	$13,397

Classification in the Condensed Consolidated Balance Sheets	March 31, 2010	December 31, 2009
Cash and cash equivalents	$2,266	$2,884
Marketable securities	11,851	10,558
Other assets—noncurrent	48	55

	14,165	13,497
Less cash	(89)	(100)

	$14,076	$13,397

For the three months ended March 31, 2010 and 2009, realized gains totaled $21 million and $34 million, respectively, and realized losses totaled $2 million and $33 million, respectively. The cost of securities sold is based on the specific identification method.

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

We review our available-for-sale securities for other-than-temporary declines in fair value below their cost basis on a quarterly basis and whenever events or changes in circumstances indicate that the cost basis of an asset may not be recoverable. This evaluation is based on a number of factors including, the length of time and extent to which the fair value has been less than our cost basis and adverse conditions specifically related to the security including any changes to the credit rating of the security by a rating agency. As of March 31, 2010 and December 31, 2009, we believe that the cost bases for our available-for-sale securities were recoverable in all material respects.

AMGEN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Inventories

Inventories consisted of the following (in millions):

	March 31, 2010	December 31, 2009
Raw materials	$118	$97
Work in process	1,573	1,683
Finished goods	511	440

	$2,202	$2,220

As of March 31, 2010 and December 31, 2009 we had approximately $258 million of Prolia™ inventory capitalized in preparation for its anticipated product launch. We are currently in discussions with regulatory authorities in the United States, European Union (“EU”) and various other countries regarding the approval of Prolia™. The amount capitalized for Prolia™ inventory is included in work in process.

6. Financing arrangements

The following table reflects the carrying value of our borrowings under our various financing arrangements (dollar amounts in millions):

	March 31, 2010	December 31, 2009
0.125% convertible notes due February 2011 (2011 Convertible Notes)	$2,378	$2,342
0.375% convertible notes due 2013 (2013 Convertible Notes)	2,119	2,088
5.85% notes due 2017 (2017 Notes)	1,099	1,099
4.85% notes due 2014 (2014 Notes)	1,000	1,000
5.70% notes due 2019 (2019 Notes)	998	998
6.40% notes due 2039 (2039 Notes)	995	995
6.375% notes due 2037 (2037 Notes)	899	899
5.75% notes due 2040 (2040 Notes)	696	—
6.15% notes due 2018 (2018 Notes)	499	499
6.90% notes due 2038 (2038 Notes)	499	499
4.50% notes due 2020 (2020 Notes)	300	—
Zero-coupon modified convertible notes due in 2032 (2032 Modified Convertible Notes)	82	82
8.125% notes due 2097 (Other)	100	100

Total borrowings	11,664	10,601
Less current portion (2011 Convertible Notes)	2,378	—

Total non-current debt	$9,286	$10,601

2020 Notes and 2040 Notes

In March 2010, we issued $700 million aggregate principal amount of notes due in 2040 (the “2040 Notes”) and $300 million aggregate principal amount of notes due in 2020 (the “2020 Notes”) in a registered offering. The 2040 Notes and 2020 Notes pay interest at fixed annual rates of 5.75% and 4.50%, respectively. The 2040 Notes and 2020 Notes may be redeemed at any time at our option, in whole or in part, at 100% of the principal amount of the notes being redeemed plus accrued and unpaid interest, if any, and a “make-whole” amount, as defined. Upon the occurrence of a change in control triggering event, as defined, we may be required to purchase for cash all or a portion of the 2040 Notes and the 2020 Notes at a price equal to 101% of the principal amount of the notes plus accrued interest. Debt issuance costs totaled approximately $7 million and are being amortized over the lives of the notes.

2017 Notes

During the three months ended March 31, 2010 we entered into interest rate swap agreements that effectively convert a fixed rate interest coupon to a LIBOR-based floating rate coupon over the remaining life of the 2017 notes.

AMGEN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Stockholders’ equity

Stock repurchase program

A summary of activity under our stock repurchase program is as follows (in millions):

	2010		2009
	Shares	Dollars	Shares	Dollars
First quarter	29.1	$1,684	37.5	$1,997

In December 2009, the Board of Directors authorized us to repurchase up to an additional $5.0 billion of common stock of which a total of $4.3 billion remains available for stock repurchases as of March 31, 2010. The manner of purchases, the amount we spend and the number of shares repurchased will vary based on a variety of factors, including the stock price, blackout periods in which we are restricted from repurchasing shares, and our credit rating and may include private block purchases as well as market transactions.

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

AMGEN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following fair value hierarchy tables present information about each major class/category of the Company’s financial assets and liabilities measured at fair value on a recurring basis (in millions):

	Fair value measurement at March 31, 2010 using:
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Available-for-sale securities:
U.S. Treasury securities	$3,004	$—	$—	$3,004
Other government related debt securities:
Obligations of U.S. government agencies and FDIC guaranteed bank debt	—	3,159	—	3,159
Foreign and other	—	1,144	—	1,144

Total other government related debt securities	—	4,303	—	4,303
Corporate debt securities:
Financial	—	1,671	—	1,671
Industrial	—	1,884	—	1,884
Other	—	308	—	308

Total corporate debt securities	—	3,863	—	3,863
Mortgage and asset backed securities	—	556	—	556
Money market mutual funds	2,174	—	—	2,174
Other short-term interest bearing securities	—	128	—	128
Equity securities	48	—	—	48

Total available-for-sale securities	5,226	8,850	—	14,076

Derivatives:
Foreign exchange contracts	—	178	—	178
Interest rate swap contracts	—	110	—	110

Total derivatives	—	288	—	288

Total assets	$5,226	$9,138	$—	$14,364

Liabilities:
Derivatives:
Foreign exchange contracts	$—	$86	$—	$86
Interest rate swap contracts	—	3	—	3

Total liabilities	$—	$89	$—	$89

AMGEN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Fair value measurement at December 31, 2009 using:
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Available-for-sale securities:
U.S. Treasury securities	$1,935	$—	$—	$1,935
Obligations of U.S. government agencies and FDIC guaranteed bank debt	—	3,792	—	3,792
Corporate debt securities	—	4,285	—	4,285
Mortgage and asset backed securities	—	491	—	491
Money market mutual funds	2,784	—	—	2,784
Other short-term interest bearing securities	—	55	—	55
Equity securities	55	—	—	55

Total available-for-sale securities	4,774	8,623	—	13,397

Derivatives	—	153	—	153

Total assets	$4,774	$8,776	$—	$13,550

Liabilities:
Derivatives	$—	$152	$—	$152

Total liabilities	$—	$152	$—	$152

Our U.S. Treasury securities, money market mutual funds and equity securities are valued using quoted market prices in active markets with no valuation adjustment. We value our U.S. Treasury securities and money market mutual funds taking into consideration valuations obtained from a third-party pricing service.

Substantially all of our other government related and corporate debt securities are investment grade with a maturity date of five years or less. Our government related debt securities portfolio is comprised of securities with a weighted average credit rating of “AAA” or equivalent by Standard and Poor’s (“S&P”), Moody’s Investors Services, Inc. (“Moody’s”) or Fitch, Inc. (“Fitch”), and our corporate debt securities portfolio has a weighted average credit rating of “A” or equivalent by S&P, Moody’s or Fitch. We value these securities taking into consideration valuations obtained from third-party pricing services. The pricing services utilize industry standard valuation models, including both income and market based approaches for which all significant inputs are observable either directly or indirectly, to estimate fair value. These inputs include reported trades and broker/dealer quotes of the same or similar securities, issuer credit spreads, benchmark securities and other observable inputs.

Our mortgage and asset backed securities portfolio is comprised entirely of senior tranches, with a credit rating of “AAA” or equivalent by S&P, Moody’s or Fitch credit rated securities. We value these securities taking into consideration valuations obtained from third-party pricing services. The pricing services utilize industry standard valuation models, including both income and market based approaches for which all significant inputs are observable either directly or indirectly, to estimate fair value. These inputs include reported trades and broker/dealer quotes of the same or similar securities, issuer credit spreads, benchmark securities, prepayment/default projections based on historical data and other observable inputs.

We value our other short-term interest bearing securities at amortized cost which approximates fair value given their short maturity dates.

AMGEN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Substantially all of our foreign currency forward and option contracts have maturities of three years or less and all are entered into with counterparties that have a minimum credit rating of “A-” or equivalent by S&P, Moody’s or Fitch. We value these securities taking into consideration valuations obtained from a third-party valuation service that utilizes an income-based industry standard valuation model for which all significant inputs are observable either directly or indirectly to estimate fair value. These inputs include quoted foreign currency spot rates, forward points, LIBOR and swap curves and obligor credit default swap rates. In addition, inputs for our foreign currency option contracts also include implied volatility measures. These inputs, where applicable, are at commonly quoted intervals. As of March 31, 2010 and December 31, 2009, we had open foreign currency forward contracts with notional amounts of $3.3 billion and $3.4 billion, respectively, and open option contracts with notional amounts of $475 million and $376 million, respectively, that were primarily Euro-based and were designated as cash flow hedges. In addition, as of March 31, 2010 and December 31, 2009, we had $511 million and $414 million, respectively, of foreign currency forward contracts to reduce exposure to fluctuations in value of certain assets and liabilities denominated in foreign currencies (see Note 9, “Derivative Instruments”).

Our interest rate swap contracts are entered into with counterparties that have a minimum credit rating of “A-” or higher equivalent by S&P, Moody’s or Fitch. We value these contracts using an income-based industry standard valuation model for which all significant inputs are observable either directly or indirectly to estimate fair value. These inputs include LIBOR and swap curves and obligor credit default swap rates. We had interest rate swap agreements with an aggregate notional amount of $2.6 billion and $1.5 billion as of March 31, 2010 and December 31, 2009 respectively.

There have been no transfers of assets or liabilities between the fair value measurement levels and there were no material remeasurements to fair value during the three months ended March 31, 2010 and 2009 of assets and liabilities that are not measured at fair value on a recurring basis.

AMGEN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Summary of the fair value of other financial instruments

Short-term assets and liabilities

The estimated fair values of cash equivalents, accounts receivable and accounts payable approximate their carrying values due to the short-term nature of these financial instruments.

Notes payable

The following tables present the carrying value and estimated fair value of our convertible notes, modified convertible notes and other notes. We value our convertible and modified convertible notes using an income-based industry standard valuation model for which all significant inputs are observable either directly or indirectly, including benchmark yields adjusted for our credit risk, to estimate fair values (Level 2). We value our other long-term notes using quoted prices (Level 2). The fair values of our convertible notes and modified convertible notes exclude the equity components and represent only the liability component of these instruments, as their equity components are included in “Common stock and additional paid-in capital” in the Condensed Consolidated Balance Sheets (in millions):

	March 31, 2010
	Carrying value	Fair value
2011 Convertible Notes	$2,378	$2,487
2013 Convertible Notes	2,119	2,389
2017 Notes	1,099	1,208
2014 Notes	1,000	1,079
2019 Notes	998	1,083
2039 Notes	995	1,067
2037 Notes	899	959
2040 Notes	696	684
2018 Notes	499	561
2038 Notes	499	563
2020 Notes	300	298
2032 Modified Convertible Notes	82	82
Other	100	130

Total	$11,664	$12,590

	December 31, 2009
	Carrying value	Fair value
2011 Convertible Notes	$2,342	$2,487
2013 Convertible Notes	2,088	2,374
2017 Notes	1,099	1,207
2014 Notes	1,000	1,075
2019 Notes	998	1,077
2039 Notes	995	1,102
2037 Notes	899	988
2018 Notes	499	551
2038 Notes	499	582
2032 Modified Convertible Notes	82	81
Other	100	125

Total	$10,601	$11,649

9. Derivative instruments

The Company is exposed to certain risks related to its business operations. The primary risks that we manage by using derivative instruments are foreign exchange rate risk and interest rate risk. We use financial instruments, including foreign currency forward, foreign currency option and interest rate swap contracts, to reduce our risk to these exposures. We do not use derivatives for speculative trading purposes.

AMGEN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We recognize all of our derivative instruments as either assets or liabilities at fair value in the Condensed Consolidated Balance Sheets (see Note 8, “Fair value measurement”). The accounting for changes in the fair value of a derivative instrument depends on whether it has been formally designated and qualifies as part of a hedging relationship under the applicable accounting standards and, further, on the type of hedging relationship. For derivatives formally designated as hedges, we assess both at inception and quarterly thereafter, whether the hedging derivatives are highly effective in offsetting changes in either the fair value or cash flows of the hedged item. Our derivatives that are not designated and do not qualify as hedges are adjusted to fair value through current earnings.

We are exposed to possible changes in values of certain anticipated foreign currency cash flows resulting from changes in foreign currency exchange rates, primarily associated with our international product sales denominated in Euros. Increases or decreases in the cash flows associated with our international product sales due to movements in foreign currency exchange rates are partially offset by the corresponding increases and decreases in our international operating expenses resulting from these foreign currency exchange rate movements. To further reduce our exposure to foreign currency exchange rate fluctuations on our international product sales, we enter into foreign currency forward and option contracts to hedge a portion of our projected international product sales primarily over a three-year time horizon with, at any given point in time, a higher percentage of nearer term projected product sales being hedged than successive periods. As of March 31, 2010 and December 31, 2009, we had open foreign currency forward contracts, primarily Euro-based, with notional amounts of $3.3 billion and $3.4 billion, respectively, and open option contracts with notional amounts of $475 million and $376 million, respectively.

In connection with the anticipated issuance of long-term fixed-rate debt, we have occasionally entered into forward interest rate contracts in order to hedge the variability in cash flows due to changes in the applicable Treasury rate between the time we entered into these contracts and the time the related debt is issued.

These foreign currency forward and option contracts and forward interest rate contracts have been designated as cash flow hedges, and accordingly, the effective portion of the unrealized gains and losses on these contracts are reported in “Accumulated other comprehensive income” in the Condensed Consolidated Balance Sheets and reclassified to earnings in the same periods during which the hedged transactions affect earnings. The following table reflects the effective portion of the unrealized gain/(loss) recognized in Other Comprehensive Income (“OCI”) for our cash flow hedge contracts (in millions):

	Three months ended March 31,
Derivatives in cash flow hedging relationships	2010	2009
Interest rate contracts	$—	$(11)
Foreign exchange contracts	175	23

Total	$175	$12

The following table reflects the location in the Condensed Consolidated Statements of Income and the effective portion of the gain/(loss) reclassified from Accumulated OCI into income for our cash flow hedge contracts (in millions):

		Three months ended March 31,
Derivatives in cash flow hedging relationships	Statements of income location	2010	2009
Interest rate contracts	Interest expense, net	$—	$—
Foreign exchange contracts	Product sales	(6)	19

Total		$(6)	$19

No portions of our cash flow hedge contracts are excluded from the assessment of hedge effectiveness and the ineffective portions of these hedging instruments resulted in less than $1 million of income and less than $1 million of expense recorded in “Interest and other income, net” in the Condensed Consolidated Statements of Income for the three months ended March 31, 2010 and 2009, respectively. As of March 31, 2010, the amounts expected to be reclassified from Accumulated OCI into income over the next 12 months are approximately $35 million of gains on foreign currency forward and option contracts and less than $1 million of losses on forward interest rate contracts.

AMGEN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

To achieve a desired mix of fixed and floating interest rate debt, we have entered into interest rate swap agreements, which qualify and have been designated as fair value hedges. The terms of these interest rate swap agreements correspond to the related hedged debt instruments and effectively convert a fixed interest rate coupon to a LIBOR-based floating rate coupon over the lives of the respective notes. We had interest rate swap agreements with an aggregate notional amount of $2.6 billion and $1.5 billion as of March 31, 2010 and December 31, 2009, respectively. The interest rate swap agreements as of March 31, 2010 were on our notes due in 2014, 2017 and 2018 and as of December 31, 2009 on our notes due in 2014 and 2018. For derivative instruments that are designated and qualify as a fair value hedge, the unrealized gain or loss on the derivative as well as the offsetting unrealized loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings. For the three months ended March 31, 2010 and 2009, we included the unrealized loss on the hedged debt of $17 million and the unrealized gain on the hedged debt of $62 million, respectively, in the same line item, “Interest expense, net” in the Condensed Consolidated Statements of Income, as the offsetting unrealized gain of $17 million and the unrealized loss of $62 million, respectively, on the related interest rate swap agreements.

We enter into foreign currency forward contracts to reduce our exposure to foreign currency fluctuations of certain assets and liabilities denominated in foreign currencies which are not designated as hedging transactions. These exposures are hedged on a month-to-month basis. As of March 31, 2010 and December 31, 2009, the total notional amounts of these foreign currency forward contracts, primarily Euro-based, were $511 million and $414 million, respectively.

The following table reflects the location in the Condensed Consolidated Statements of Income and the amount of gain recognized in income for the derivative instruments not designated as hedging instruments (in millions):

Derivatives not designated as hedging instruments	Statements of income location	Three months ended March 31
		2010	2009
Foreign exchange contracts	Interest and other income, net	$23	$14

The following tables reflect the fair values of both derivatives designated as hedging instruments and not designated as hedging instruments included in the Condensed Consolidated Balance Sheets as of March 31, 2010 and December 31, 2009 (in millions):

	Derivative assets		Derivative liabilities
	Balance Sheet location	Fair value	Balance Sheet location	Fair value
Derivatives designated as hedging instruments as of March 31, 2010:
Interest rate contracts	Other current assets/ Other non-current assets	$110	Accrued liabilities/ Other non-current liabilities	$3
Foreign exchange contracts	Other current assets/ Other non-current assets	178	Accrued liabilities/ Other non-current liabilities	86

Total derivatives designated as hedging instruments		288		89

Derivatives not designated as hedging instruments as of March 31, 2010:
Foreign exchange contracts	Other current assets	—	Accrued liabilities	—

Total derivatives not designated as hedging instruments		—		—

Total derivatives		$288		$89

AMGEN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Derivative assets		Derivative liabilities
	Balance Sheet location	Fair value	Balance Sheet location	Fair value
Derivatives designated as hedging instruments as of December 31, 2009
Interest rate contracts	Other current assets/ Other non-current assets	$90	Accrued liabilities/ Other non-current liabilities	$—
Foreign exchange contracts	Other current assets/ Other non-current assets	63	Accrued liabilities/ Other non-current liabilities	152

Total derivatives designated as hedging instruments		153		152

Derivatives not designated as hedging instruments as of December 31, 2009
Foreign exchange contracts	Other current assets	—	Accrued liabilities	—

Total derivatives not designated as hedging instruments		—		—

Total derivatives		$153		$152

Our derivative contracts that were in a liability position as of March 31, 2010 contain certain credit risk related contingent provisions that are triggered if (i) we were to undergo a change in control and (ii) our or the surviving entity’s creditworthiness deteriorates, which is generally defined as having either a credit rating that is below investment grade or a materially weaker creditworthiness after the change in control. If these events were to occur, the counterparties would have the right, but not the obligation, to close the contracts under early termination provisions. In such circumstances, the counterparties could request immediate settlement of these contracts for amounts that approximate the then current fair values of the contracts.

10. Contingencies and commitments

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

Certain of our legal proceedings and other matters are discussed below:

Teva v. Amgen, the G-CSF Patent Litigation

On May 4, 2010, Teva USA filed with the U.S. District Court for the Eastern District of Pennsylvania an amended complaint leaving in tack its request that Amgen’s U.S. Patent Nos. 5,580,755 and 5,582,823 be declared invalid but withdrawing its request that the court declare the patents will not be infringed by Teva’s Filgrastim molecule. Both Teva Ltd. and Teva USA also filed amended answers withdrawing their defense of non-infringement to Amgen’s counterclaim for declaratory judgment of infringement. The U.S. District Court for the Eastern District of Pennsylvania has scheduled a hearing for claim construction on August 13, 2010.

Kennedy Institute v. Amgen Inc. and Wyeth

The case was dismissed with prejudice by the U.S. District Court for the District of Delaware on March 30, 2010, on a stipulation between the parties following settlement of the dispute.

Simonian v. Amgen Inc.

On March 9, 2010, Thomas A. Simonian filed a lawsuit in the U.S. District Court for the Northern District of Illinois alleging that Amgen violated a false marking statute by marking product packaging or product inserts of its NEUPOGEN® product with U.S. Patent Nos. 4,810,643 and 4,999,291, now both expired.

AMGEN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Average Wholesale Price (“AWP”) Litigation

On March 26, 2010, Amgen and Immunex reached a settlement with the New York counties in their multi-district litigation (“MDL”) proceeding, and on April 14, 2010, both companies were dismissed with prejudice from the matter.

Birch v. Sharer, et al.

The case filed on February 8, 2010 by plaintiff Birch was recently assigned to Judge Highberger in the Complex Division of Los Angeles Superior Court. The parties are currently scheduled to appear before the court on May 11, 2010 in order to address a proposed briefing schedule.

ERISA Litigation

On March 2, 2010 the U.S. District Court for the Central District of California dismissed the entire lawsuit without prejudice. Plaintiffs filed an amended complaint on March 23, 2010. Amgen then filed another motion to dismiss on April 20, 2010. Oral argument on the motion to dismiss is scheduled for June 14, 2010.

Qui Tam Actions

A hearing on the motions to dismiss was held by the Massachusetts District Court on March 11, 2010. The Massachusetts District Court granted the motion to sever and stay the retaliation claims, and Amgen and relator entered into a stipulation regarding the same. In a written ruling on April 23, 2010, the Massachusetts District Court dismissed all of the claims of the relator, on behalf of the federal government and the two states, and all of the claims of the remaining states, for failure to state valid legal grounds upon which relief could be granted. The relator and the states have until May 24, 2010 to ask the Massachusetts District Court to amend its judgment or until May 26, 2010 to appeal the court’s judgment.

Other

Beginning in October 2007, Amgen has received a number of subpoenas from the U.S. Attorney’s Office, Eastern District of New York, pursuant to the Health Insurance Portability and Accountability Act of 1996 (18 U.S.C. 3486), for broad production of documents relating to its products and clinical trials. The government is allowed to use materials produced in response to a section 3486 administrative subpoena in both criminal and civil investigations. Amgen continues to cooperate with the government’s document requests. Additionally, numerous current and former Amgen employees have received civil and grand jury subpoenas to provide testimony on a wide variety of subjects.

Beginning in November 2007, Amgen has received a number of subpoenas from the U.S. Attorney’s Office, Western District of Washington pursuant to the Health Insurance Portability and Accountability Act of 1996 (18 U.S.C. 3486), for broad production of documents relating to its products and clinical trials. The government is allowed to use materials produced in response to a section 3486 administrative subpoena in both criminal and civil investigations. Amgen continues to cooperate with the government’s document requests. Also in 2010, a former Amgen employee was notified by the U.S. Attorney’s Office of the Western District of Washington that the former employee was a target of the investigation. Additionally, numerous current and former Amgen employees, including recently some executive vice presidents and other officers of the Company, have received grand jury subpoenas to provide testimony on a wide variety of subjects.

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

Overview

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to assist the reader in understanding Amgen’s business. MD&A is provided as a supplement to, and should be read in conjunction with, our condensed consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q and our consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2009. Our results of operations discussed in MD&A are presented in conformity with GAAP.

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

We operate in a highly regulated industry and various U.S. and foreign regulatory bodies have substantial authority over how we conduct our business. Government authorities in the United States and in other countries regulate the manufacturing and marketing of our products and our ongoing R&D activities. In recent years, the regulatory environment has evolved and there is increased scrutiny on drug safety and increased authority being granted to regulatory bodies, in particular the U.S. Food and Drug Administration (“FDA”), to assist in ensuring the safety of therapeutic products, which may lead to fewer products being approved by the FDA or other regulatory bodies, delays in receiving approvals or additional safety-related requirements or restrictions on the use of products, including expanded safety labeling, required risk management activities, including a risk evaluation and mitigation strategy (“REMS”), or other FDA compliance actions related to the promotion and sale of our products and/or additional or more extensive clinical trials as part of post-marketing commitments (“PMCs”), post-marketing requirements (“PMRs”) or a pharmacovigilance program. This is increasingly true of new therapies with novel mechanisms of action. While these therapies may offer important benefits and/or better treatment alternatives, they may also involve a relatively new or higher level of scientific complexity and, therefore, generate increased safety concerns. Further, safety signals, trends, adverse events or results from clinical trials, including sub-analyses, studies or meta-analyses (a meta-analysis is the review of studies using various statistical methods to combine results from previous separate, but related, studies) performed by us or by others (including our licensees or independent investigators) or from the marketed use of our products may also result in similar additional safety-related requirements or restrictions on the use of our products.

Most patients receiving our products for approved indications are covered by either government or private payer healthcare programs, which have pursued and continue to pursue aggressive cost containment initiatives, including increased focused on comparing the effectiveness, benefits and costs of similar treatments, which could result in lower reimbursement rates for our products. Governments may regulate access to, prices or reimbursement levels of our products to control costs or to affect levels of use of our products and private insurers may be influenced by government reimbursement methodologies. Worldwide use of our products may be affected by these cost containment pressures and cost shifting from governments and private insurers to healthcare providers or patients in response to ongoing initiatives to reduce or reallocate healthcare expenditures, such as, the recently enacted U.S. healthcare reform legislation which will have a significant impact on our business, as discussed further below. Therefore, sales of our principal products have and will continue to be affected by the availability and extent of reimbursement from third-party payers, including government and private insurance plans, and administration of those programs.

Currently, we market primarily recombinant protein therapeutic products in supportive cancer care, nephrology and inflammation. Our principal products include Aranesp®, EPOGEN®, Neulasta®, NEUPOGEN® and ENBREL, all of which are sold in the United States. ENBREL is marketed under a co-promotion agreement with Pfizer Inc. (“Pfizer”) in the United States and Canada. Our international product sales consist principally of European sales of Aranesp®, Neulasta® and NEUPOGEN®.

Aranesp® and EPOGEN® stimulate the production of red blood cells to treat anemia and belong to a class of drugs referred to as erythropoiesis-stimulating agents (“ESAs”). Aranesp® is used for the treatment of anemia both in supportive cancer care and in nephrology. EPOGEN® is used to treat anemia associated with chronic renal failure (“CRF”). Neulasta® and NEUPOGEN® selectively stimulate the production of neutrophils, a type of white blood cell that helps the body fight infections. ENBREL blocks the biologic activity of tumor necrosis factor (“TNF”) by inhibiting its binding to TNF receptors, a substance induced in response to inflammatory diseases, such as rheumatoid arthritis and psoriasis. For the three months ended March 31, 2010 and March 31, 2009, our principal products represented 92% and 93% of worldwide product sales, respectively. Our other marketed products include: Sensipar®/Mimpara® (cinacalcet), a small molecule calcimimetic that lowers serum calcium levels; Vectibix® (panitumumab), a fully human monoclonal antibody that binds specifically to the epidermal growth factor receptor (“EGFr”) and Nplate® (romiplostim), a thrombopoietin (“TPO”) receptor agonist that mimics endogenous TPO, the primary driver of platelet production. For additional information about our principal and other products, their approved indications and where they are marketed, see “Item 1. Business – Marketed Products and Selected Product Candidates” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2009.

Our U.S. product sales are subject to certain influences throughout the year, including, wholesaler and end-user buying patterns, (e.g. holiday-driven wholesaler and end-user stocking, contract-driven buying and patients purchasing products later in the year after satisfying their annual insurance deductibles). These factors can result in higher demand for our products and/or higher wholesaler distributor inventory levels, and therefore, higher product sales for a given three month period, generally followed by a reduction in demand and/or a drawdown in wholesaler inventories and a corresponding decline in product sales in the subsequent three month period. Typically, sales of our products in the United States for the three months ended March 31 have been slightly lower relative to the immediately preceding three month period, which we believe to be due, in part, to certain of these factors. These effects have generally not been significant when comparing product sales in the three months ended March 31 with product sales in the corresponding three month period of the prior year. We experienced such declines in U.S. product sales in the three months ended March 31, 2010 and 2009. However, we believe that the decline in product sales for the three months ended March 31, 2009 was more pronounced due to the effects of the adverse economic environment.

Worldwide product sales for the three months ended March 31, 2010 were $3,528 million, reflecting an increase of $290 million, or 9%, compared to the corresponding period in the prior year. U.S. product sales for the three months ended March 31, 2010 totaled $2,677 million, representing an increase of $175 million, or 7%, over the prior year as the decline in U.S. Aranesp® sales of $24 million was more than offset by increased sales of our other products. Slightly over one-half of the growth in our U.S. product sales for the three months ended March 31, 2010 was due to favorable changes in wholesaler inventories largely reflecting the significant decline in these inventories that occurred in the three months ended March 31, 2009, which we believe was a result of the adverse economic environment. In addition, the increase in U.S. product sales for the three months ended March 31, 2010 was due, to a lesser extent, to increases in the average net sales prices of certain of our products.

International product sales were $851 million for the three months ended March 31, 2010, representing an increase of $115 million, or 16%, compared to the prior year. This increase in sales is primarily due to the launches of Vectibix®, Mimpara® and Nplate® into existing international markets, the expansion of Neulasta® and NEUPOGEN® into new international territories and the continued conversion of NEUPOGEN® to Neulasta®. In addition, the growth in international product sales was favorably impacted by foreign currency exchange rate changes of $39 million. Excluding the impact of foreign currency exchange rate changes, international product sales for the three months ended March 31, 2010 increased 10% and worldwide product sales increased 8%, respectively.

Our operating expenses for the three months ended March 31, 2010 increased by $124 million, or 6%, primarily as a result of increased selling, general and administrative expenses, in part due to increased spending activities in anticipation of the approval and launch of Prolia™ and promotional costs for our marketed products and higher Pfizer profit share expense associated with higher ENBREL sales.

For the three months ended March 31, 2010, net income was $1,167 million and diluted EPS were $1.18 compared to $1,019 million and $0.98, respectively, for the three months ended March 31, 2009, representing increases of 15% and 20%, respectively. Net income and diluted EPS for the three months ended March 31, 2010 were favorably impacted by higher product sales, partially offset by increased operating expenses. Diluted EPS for the three months ended March 31, 2010 were also favorably impacted by a lower number of shares used in the calculation of diluted EPS (988 million shares compared to 1,037 shares in the prior year corresponding period), reflecting the impact of our stock repurchase program, including approximately 29 million shares which were repurchased in the three months ended March 31, 2010 at a total cost of $1.7 billion.

As of March 31, 2010, cash, cash equivalents and marketable securities totaled $14.1 billion, our total debt outstanding was $11.7 billion, including our 2011 Convertible Notes with a principal balance of $2.5 billion which mature in February 2011, and our stockholders’ equity aggregated $22.3 billion. In addition, our cash flow from operations for the three months ended March 31, 2010 was $0.9 billion, representing a 6% increase over the corresponding period of the prior year. Capital expenditures for the three months ended March 31, 2010 were approximately $94 million compared to $117 million for the three months ended March 31, 2009. We believe that existing funds, cash generated from operations and existing sources of and access to financing are adequate to satisfy our working capital, capital expenditure and debt service requirements for the foreseeable future. Of our total cash, cash equivalents and marketable securities balance as of March 31, 2010, approximately $12.2 billion was generated from operations in foreign tax jurisdictions and is held outside the U.S. and is intended for use in our foreign operations. If these funds were repatriated for use in our U.S. operations, we would be required to pay additional U.S. federal and state income taxes at the applicable marginal tax rates.

The following is a list of selected key developments that occurred during 2010 affecting our business. For additional 2010 developments impacting our business in the three months ended March 31, 2010, see “Item 1. Business – Marketed Products and Selected Product Candidates” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2009.

U.S. Healthcare Reform

In March 2010 the Patient Protection and Affordable Care Act (the “PPACA”) and the companion Healthcare and Education Reconciliation Act, which made certain changes and adjustments to the PPACA, primarily with respect to the PPACA’s financial and budgetary impacts, were signed into law. We refer to these two laws collectively as the “new healthcare reform law.” The new healthcare reform law imposes additional costs on and reduces revenue for companies in the biotechnology and pharmaceutical industries. The following paragraphs describe certain of the provisions of the new healthcare reform law that are likely to affect Amgen and our business.

Added Costs

The new healthcare reform law increases the rebates we pay to the states for our products that are covered and reimbursed by state Medicaid programs. See “Government Regulation—Other” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2009. The healthcare reform law increases the minimum base Medicaid rebate rate payable on our products reimbursed by Medicaid from 15.1% to 23.1% of the Average Manufacturer Price (“AMP”) of the product, or if it is greater, the difference between the AMP and the best price available from us to any non-exempt customer. The change in the minimum rebate percentage was effective as of January 1, 2010. The healthcare reform law also extends the Medicaid drug rebate program to patients in Medicaid managed care insurance plans for whom rebates were not previously required. The extension of rebates to patients in Medicaid managed care plans was effective on March 23, 2010. In addition, the healthcare reform law changes how the AMP is calculated by excluding certain clinics and hospitals from the calculation, which is expected to increase the AMP for our products reimbursed by Medicaid programs. An increase to our products’ AMP also increases the amount of the rebates we pay to state Medicaid programs covering such products. The change to the AMP definition will become effective on October 1, 2010.

The new healthcare reform law also expands the list of provider institutions to which we must extend discounts under the Public Health Service (“PHS”) 340B drug pricing program. The PHS pricing program requires that we extend discounts comparable to the Medicaid rebate to a variety of community health clinics and other entities that receive health services grants from the PHS, as well as hospitals that serve a disproportionate share of Medicare and Medicaid beneficiaries. The new healthcare reform law adds certain cancer centers, children’s hospitals and rural hospitals to the list of entities to which these discounts must be extended. This change to the list of eligible entities was effective as of January 1, 2010.

The healthcare reform law also imposes a new fee on manufacturers and importers of “branded prescription drugs,” which includes drugs approved under section 505(b) of the Federal Food, Drug, and Cosmetic Act or biologicals licensed under section 351(a) of the Public Health Service Act. Beginning in 2011, the new healthcare reform law sets an aggregate annual fee, to be paid by these manufacturers and importers, totaling $28 billion over ten years, of which $2.5 billion is payable in 2011. This annual fee will be apportioned among the participating companies, including Amgen, based on each company’s sales of qualifying products to and utilization by certain U.S. government programs during the preceding calendar year. This fee is not deductible for U.S. federal income tax purposes. This additional fee will become effective January 1, 2011. Manufacturers and importers of generic or biosimilar drugs are not subject to the fee.

The new law also requires manufacturers like us to provide a 50% discount to Medicare Part D patients whose prescription expenses exceed the Part D prescription drug coverage limit but have not yet reached the catastrophic coverage threshold. This coverage gap is sometimes referred to as the Part D “doughnut hole.”

Other Relevant Provisions

The new healthcare reform law expands the Medicaid eligibility to include those with incomes up to 133% of the federal poverty level (“FPL”), from 100% of the FPL.

The new healthcare reform law also authorizes the FDA to approve biosimilar products. The new law establishes a period of 12 years of data exclusivity for reference products in order to preserve incentives for future innovation and outlines statutory criteria for science-based biosimilar approval standards that take into account patient safety considerations. Under this framework, data exclusivity protects the data in the innovator’s regulatory application by prohibiting others, for a period of 12 years, from gaining FDA approval based in part on reliance or reference to the innovator’s data in their application to the FDA. The new law does not change the duration of patents granted on biologic products. While the FDA now has the authority to approve biosimilar products, the FDA has not announced whether it will first publish guidance or rules for biosimilar applicants before approving biosimilar products. With the resulting likely introduction of biosimilars in the United States, we may in the future face greater competition from biosimilar products, including from biosimilar manufacturers with approved products in Europe that may seek to quickly obtain U.S. approval now that a regulatory pathway for biosimilars has been enacted, subject to our ability to enforce our patents.

The U.S. healthcare reform legislation signed into law in March, 2010 will impact the revenue we earn on sales of certain of our products more than others depending on where they are used, who they are prescribed to and how they are reimbursed. Total U.S. product sales for the three months ended March 31, 2010 were adversely impacted by $33 million for the provisions of the new healthcare reform law that were fully or partially in effect during this period. We currently anticipate that the full year impact of the new healthcare reform law will be approximately $200 million to $250 million for 2010. As additional provisions of the new healthcare reform law are implemented and certain other provisions only in effect for part of 2010 become effective for the full year, we anticipate that the future annual impact will increase significantly. As a result, we expect that the new healthcare reform law, taken as a whole, will have a material adverse effect on our business and results of operations. Estimating the aggregate financial impact resulting from the new healthcare reform law is highly complex and is dependent on a number of factors, such as our estimated sales volume and mix of products eligible for the rebates and discounts, the number of patients and provider institutions now eligible for rebates and discounts (for example, Medicaid managed care organizations, PHS provider institutions, etc.), pending implementation guidance and the results of regulatory and reimbursement matters associated with our marketed products and product candidates. Therefore our estimates are subject to change. However, based on our current understanding of the new healthcare reform law and assuming no significant changes in our current U.S. product sales volume and mix, we currently estimate that the impact of the new healthcare reform law in 2011 will be approximately two-and-a-half times the amount currently estimated for 2010.

Accounting Treatment

In accordance with GAAP, the increase in the amount of the Medicaid rebates and related discounts that we will pay as a result of the changes imposed by the new healthcare reform law, including as a result of extending such rebates and discounts to other healthcare providers, will be reflected as a reduction of our product sales in our Condensed Consolidated Statements of Income. The income statement presentation of the new fee on branded prescription drugs to be paid by the manufacturers and importers beginning in 2011 has not yet been determined by the U.S. accounting standards setting bodies.

Denosumab Developments

In the EU, our proposed statement of product characteristics, which if approved would become the European label, was updated to reflect the availability of new data, including those related to the occurrence of osteonecrosis of the jaw in advanced cancer patients receiving denosumab, and one case in a woman with postmenopausal osteoporosis (“PMO”) receiving denosumab in the long term extension of our registrational study. The Committee for Medicinal Products for Human Use (“CHMP”) of the European Medicines Agency (“EMA”) reviewed this information and issued a revised assessment report on March 18, 2010 to the European Commission that was again supportive of the Prolia™ marketing application in both the treatment of postmenopausal women with osteoporosis at increased risk of fractures and for the treatment of bone loss associated with hormone ablation in men with prostate cancer at increased risk of fractures. If approved by the European Commission, we would receive marketing authorization for Prolia™ in all EU Member States. The timing of actual launch dates would vary by country based on reimbursement authority approval of pricing which could follow the European Commission approval by many months. While the European Commission generally follows the CHMP’s opinion, it is not bound to do so.

We have received the results from all three skeletal-related event (“SRE”) studies that will form the basis of the clinical evidence package for denosumab in advanced cancer, which we now expect to submit to U.S. and EU regulatory authorities in the second quarter of 2010.

ESA Developments

On February 16, 2010, Amgen and Centocor Ortho Biotech Products, L.P. (“Centocor Ortho Biotech Products”), a subsidiary of J&J, announced that the FDA approved a REMS for ESAs which includes Aranesp®, EPOGEN® and Procrit® (Epoetin alfa). As part of the REMS, a medication guide explaining the risks of ESAs must be provided to all patients receiving ESAs. In addition, the ESA APPRISE (Assisting Providers and cancer Patients with Risk Information for the Safe use of ESAs) Oncology Program was established as a part of the ESA REMS. The FDA has determined that a REMS is necessary for ESAs to ensure the benefits of these drugs outweigh the risks of shortened overall survival (“OS”) and/or increased tumor progression or recurrence as identified in clinical studies in patients with breast, non-small cell lung, head and neck, lymphoid and cervical cancers. In order to ensure continued access to ESAs for healthcare providers who prescribe, or prescribe and dispense, ESAs to patients with cancer, providers are required to train and enroll in the ESA APPRISE Oncology Program by February 15, 2011 and to document that a discussion about the risks of ESAs took place with each patient prior to the initiation of each new course of ESA therapy. The ESA APPRISE Oncology Program was launched on March 24, 2010. Direct patient registration or approval prior to ESA administration is not required through the ESA APPRISE Oncology Program.

On March 24, 2010, the Centers for Medicare & Medicaid Services (“CMS”) held a Medicare Evidence Development & Coverage Advisory Committee (“MEDCAC”) meeting to review the available evidence on the use of ESAs to manage anemia in patients who have chronic kidney disease (“CKD”). We also expect that the discussions at the proposed FDA drug advisory committee meeting expected to be held later this year may inform decisions about coverage and reimbursement policies for ESAs in patients with CKD.

Vectibix® (panitumumab) Developments

On April 16, 2010, our application for marketing authorization for the use of Vectibix® in the first and second line treatment of metastatic colorectal cancer (“mCRC”) in patients whose tumors contain wild type KRAS genes was submitted to the EMA.

Certain of these developments will negatively impact our business and results of operations. As a result, we continue to focus on improving our cost structure and achieving greater efficiencies in how we conduct our business while continuing to support critical R&D and operational priorities, including preparing for the launch of Prolia™.

There are many factors that affect us and our industry in general, including, among others, those relating to increased complexity and cost of R&D due, in part, to greater scrutiny of clinical trials with respect to safety which may lead to fewer treatments being approved by the FDA or other regulatory bodies and/or safety-related label changes for approved products; increasing restrictions on the use of our products; increasingly intense competition for marketed products and product candidates, including biosimilars; reimbursement changes; healthcare provider prescribing behavior; regulatory or private healthcare organization medical guidelines and reimbursement practices; complex and expanding regulatory requirements and intellectual property protection. See “Item 1. Business” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2009 and “Item 1A. Risk Factors” in Part II herein for further information on these economic and industry-wide factors and their impact and potential impact on our business.

Results of Operations

Product sales

Worldwide product sales and total product sales by geographic region were as follows (dollar amounts in millions):

	Three months ended March 31,
	2010	2009	Change
Aranesp®	$627	$626	0%
EPOGEN®	623	565	10%
Neulasta®/NEUPOGEN ®	1,179	1,073	10%
ENBREL	804	758	6%
Sensipar®	179	148	21%
Vectibix®	67	53	26%
Nplate®	49	15	—

Total product sales	$3,528	$3,238	9%

Total U.S.	$2,677	$2,502	7%
Total International	851	736	16%

Total product sales	$3,528	$3,238	9%

Product sales are influenced by a number of factors, some of which may impact sales of certain of our existing products more significantly than others, including:

•	demand;

•	wholesaler and end-user inventory management practices;

•	contracting and pricing strategies;

•	recently enacted U.S. healthcare reform;

•	third-party reimbursement availability and policies;

•	government programs;

•	governmental or private organization regulations or guidelines relating to the use of our product;

•	clinical trial outcomes;

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

•	clinical practice;

•	patient population growth;

•	new product launches and indications;

•	competitive products;

•	fluctuations in foreign currency exchange rates;

•	the current global economic environment; and

•	product supply and acquisitions.

In addition, general economic conditions may affect, or in some cases amplify, certain of these factors with a corresponding impact on our product sales.

Aranesp®

Total Aranesp® sales by geographic region were as follows (dollar amounts in millions):

	Three months ended March 31,
	2010	2009	Change
Aranesp®—U.S.	$268	$292	(8)%
Aranesp®—International	359	334	7%

Total Aranesp®	$627	$626	0%

U.S. Aranesp® sales for the three months ended March 31, 2010 decreased 8%. The decrease was principally driven by a decline in demand, partially offset by favorable changes in wholesaler inventories. The decline in demand was due to a low double digit percentage point decline in units sold and, to a lesser extent, a decrease in average net sales price. The decline in demand also reflects a decline in the segment and a slight loss of segment share.

International Aranesp® sales for the three months ended March 31, 2010 increased 7%, primarily due to the positive impact of changes in foreign currency exchange rates, which aggregated approximately $16 million, and to a lesser extent, an increase in demand. For the three months ended March 31, 2010, excluding the impact of foreign currency exchange rate changes, international Aranesp® sales increased 3%.

In addition to other factors mentioned in the “Product sales” section above, future Aranesp® sales will be dependent, in part, on such factors as:

•	regulatory developments, including:

-	the REMS for our ESAs, which we have recently implemented, or other risk management activities undertaken by us or required by the FDA or other regulatory authorities;

-	the ESA product label changes reflecting certain results of our Trial to Reduce Cardiovascular Endpoints with Aranesp® Therapy (“TREAT”) study (“TREAT label changes”);

-	the proposed FDA advisory committee meeting in 2010 to re-evaluate the use of ESAs to treat anemia in patients with CKD;

-	future product label changes, including those we are currently discussing with regulatory authorities;

•	reimbursement developments, including those resulting from:

-	the results of the CMS’ MEDCAC meeting in March 2010 to examine currently available evidence on the use of ESAs to manage anemia in patients who have CKD;

-	the government’s and/or third-party payer’s reaction to regulatory developments, including the REMS for our ESAs, the TREAT label changes and future product label changes;

-	changes in reimbursement rates or changes in the basis for reimbursement, including Medicare and Medicaid, by the federal, U.S. state and foreign governments;

-	cost containment pressures by third-party payers, including governments and private insurance plans;

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

•	addressable patient population; and

•	expansion into new international territories.

Certain of these factors could have a material adverse impact on future sales of Aranesp®.

EPOGEN®

Total EPOGEN® sales were as follows (dollar amounts in millions):

	Three months ended March 31,
	2010	2009	Change
EPOGEN®—U.S.	$623	$565	10%

EPOGEN® sales for the three months ended March 31, 2010 increased 10%, primarily due to an increase in demand. The increase in demand was principally due to increased dose utilization, and to a lesser extent, patient population growth.

In addition to other factors mentioned in the “Product sales” section above, future EPOGEN® sales will be dependent, in part, on such factors as:

•	reimbursement developments, including those resulting from:

-

changes in reimbursement rates or changes in the basis for reimbursement by the federal and state governments, including Medicare and Medicaid, such as the CMS proposed rule to implement the bundled prospective payment system, which becomes effective in 2011, for dialysis services, drugs and biologicals furnished for treatment of end stage renal disease (“ESRD”) that are currently billed separately;

-	the federal government’s reaction to regulatory developments, including the REMS for our ESAs, which we have recently implemented, and future product label changes;

-	the results of the CMS’ MEDCAC meeting in March 2010 to examine currently available evidence on the use of ESAs to manage anemia in patients who have CKD;

-	cost containment pressures from the federal and state governments on healthcare providers;

•	regulatory developments, including those resulting from:

-	the recently implemented REMS for our ESAs or other risk management activities undertaken by us or required by the FDA or other regulatory authorities;

-	the proposed FDA advisory committee meeting in 2010 to re-evaluate the use of ESAs to treat anemia in patients with CKD;

-	future product label changes;

•	changes in dose fluctuations as healthcare providers continue to refine their treatment practices to maintain patient Hb levels in the 10 to 12 grams per deciliter (“g/dL”) range;

•	governmental or private organization regulations or guidelines relating to the use of our products, including changes in medical guidelines and legislative actions;

•	changes in dose utilization; and

•	development of new modalities or therapies to treat anemia associated with CRF;

Certain of these factors could have a material adverse impact on future sales of EPOGEN®.

Neulasta® /NEUPOGEN®

Total Neulasta®/NEUPOGEN® sales by geographic region were as follows (dollar amounts in millions):

	Three months ended March 31,
	2010	2009	Change
Neulasta®—U.S.	$637	$594	7%
NEUPOGEN®—U.S.	225	202	11%

U.S. Neulasta®/NEUPOGEN® —Total	862	796	8%

Neulasta®—International	226	183	23%
NEUPOGEN®—International	91	94	(3)%

International Neulasta®/NEUPOGEN® —Total	317	277	14%

Total Neulasta®/NEUPOGEN®	$1,179	$1,073	10%

U.S. sales of Neulasta®/NEUPOGEN® for the three months ended March 31, 2010 increased 8%, primarily due to favorable changes in wholesaler inventories and an increase in demand. The increase in demand was driven by a mid single-digit percentage point increase in average net sales price, partially offset by a slight decline in units sold.

International Neulasta®/NEUPOGEN® sales for the three months ended March 31, 2010 increased 14%, reflecting increased demand, driven by expansion into newer territories and the continued conversion from NEUPOGEN® to Neulasta®, and changes in foreign currency exchange rates, which positively impacted first quarter sales by approximately $16 million. For the three months ended March 31, 2010, excluding the impact of foreign currency exchange rate changes, international Neulasta®/NEUPOGEN® sales increased 9%.

In addition to other factors mentioned in the “Product sales” section above, future Neulasta®/NEUPOGEN® sales will be dependent, in part, on such factors as:

•	changes in reimbursement rates or changes in the basis for reimbursement, including Medicare and Medicaid, by the federal, U.S. state and foreign governments;

•

development of new protocols, tests and/or treatments for cancer and/or new chemotherapy treatments or alternatives to chemotherapy that may have reduced and may continue to reduce the use of chemotherapy in some patients;

•	expansion into new international territories;

•	competitive products, including biosimilar products that have been or may be approved and launched in the EU;

•	the availability, extent and access to reimbursement by government and third-party payers;

•	cost containment pressures from governments and private insurers on healthcare providers; and

•	penetration of existing segments;

Certain of these factors could have a material adverse impact on future sales of Neulasta®/NEUPOGEN® .

ENBREL

Total ENBREL sales by geographic region were as follows (dollar amounts in millions):

	Three months ended March 31,
	2010	2009	Change
ENBREL—U.S.	$754	$712	6%
ENBREL—Canada	50	46	9%

Total ENBREL	$804	$758	6%

ENBREL sales for the three months ended March 31, 2010 increased 6%, driven primarily by favorable changes in wholesaler inventories and an increase in demand. This increase in demand was principally due to a low single-digit percentage point increase in average net sales price, partially offset by a slight decline in units sold reflecting a share decline as a result of increased competitive activity in dermatology. ENBREL continues to maintain a leading position in both the rheumatology and dermatology segments.

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

•	changes in reimbursement rates or changes in the basis for reimbursement, including Medicare and Medicaid, by the federal government and U.S. states;

•	the availability, extent and access to reimbursement by government and third-party payers;

•	future product label changes;

•	risk management activities, including the proposed modification to our REMS, undertaken by us or required by the FDA or other regulatory authorities;

•	growth in the rheumatology and dermatology segments; and

•	cost containment pressures from governments and private insurers on healthcare providers;

Certain of these factors could have a material adverse impact on future sales of ENBREL.

Selected operating expenses

The following table summarizes selected operating expenses (dollar amounts in millions):

	Three months ended March 31,
	2010	2009	Change
Operating expenses:
Cost of sales (excludes amortization of certain acquired intangible assets)	$508	$477	6%
% of product sales	14%	15%
Research and development	$646	$633	2%
% of product sales	18%	20%
Selling, general and administrative	$884	$798	11%
% of product sales	25%	25%
Amortization of certain acquired intangible assets	$74	$74	0%
Other charges	$(1)	$5	—

Cost of sales

Cost of sales, which excludes the amortization of certain acquired intangible assets, decreased to 14.4 percent of product sales for the first quarter of 2010 versus 14.7 percent of product sales for the first quarter of 2009. This decrease was primarily driven by lower bulk material cost, lower royalties, higher average net sales price and favorable foreign exchange, largely offset by less favorable product mix.

Research and development

R&D costs are expensed as incurred and primarily include salaries, benefits and other staff-related costs; facilities and overhead costs; clinical trial and related clinical manufacturing costs; contract services and other outside costs; information systems’ costs and amortization of acquired technology used in R&D with alternative future uses. R&D expenses include costs incurred under R&D arrangements with our corporate partners and costs and cost recoveries associated with collaborative R&D and in-licensing arrangements, including upfront fees and milestones paid to collaboration partners in connection with technologies that have no alternative future use. Net payment or reimbursement of R&D costs for R&D collaborations is recognized when the obligations are incurred or as we become entitled to the cost recovery.

R&D expenses increased 2% for the three months ended March 31, 2010, primarily driven by higher staff-related costs of $31 million and lower expense recoveries of $28 million associated with our ongoing collaborations, partially offset by lower denosumab SRE clinical trial costs of $48 million.

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

SG&A expenses increased 11% for the three months ended March 31, 2010, primarily driven by increased spending for activities in anticipation of the approval and launch of Prolia™ and promotional costs for our marketed products of $45 million, higher staff-related costs of $30 million, higher expenses associated with the Pfizer profit share expense of $21 million due to higher ENBREL sales and higher litigation expenses of $9 million. The increase in SG&A was partially offset by $12 million of expense recoveries associated with our GlaxoSmithKline collaboration agreement for Prolia™ and $14 million of charges for certain cost saving initiatives in 2009 related to our 2007 restructuring plan.

Interest expense, net

For the three months ended March 31, 2010 and 2009, interest expense, net was $145 million and $147 million, respectively. Included in interest expense, net for the three months ended March 31, 2010 and 2009, is the impact of non-cash interest expense of $65 million and $61 million, respectively, resulting from the change in the accounting for our convertible debt effective January 1, 2009.

Interest and other income, net

For the three months ended March 31, 2010 and 2009, interest and other income, net was $84 million and $58 million, respectively. This increase is primarily due to higher interest income of $12 million due to a higher average cash and cash equivalents balance, higher foreign currency exchange net gains of $12 million and higher net gains on investments of $10 million.

Income taxes

Our effective tax rate for the three months ended March 31, 2010 was 17.8% compared to 17.3% for the corresponding period of the prior year. The increase in our effective tax rate was primarily due to: (i) a benefit in the three months ended March 31, 2009 relating to adjustments to previously established deferred taxes due to changes in California tax law effective for future periods; (ii) the exclusion of the benefit of the federal research and experimentation (“R&E”) tax credit in the three months ended March 31, 2010 (the federal R&E credit expired as of December 31, 2009 and was not reinstated as of March 31, 2010); partially offset by (iii) increased bulk manufacturing and profits in Puerto Rico, which are taxed under an incentive grant, and changes in revenue and expense mix.

See Note 2, “Income taxes” to the Condensed Consolidated Financial Statements for further discussion.

Financial Condition, Liquidity and Capital Resources

The following table summarizes selected financial data (in millions):

	March 31, 2010	December 31, 2009
Cash, cash equivalents and marketable securities	$14,117	$13,442
Total assets	40,366	39,629
Current debt	2,378	—
Non-current debt	9,286	10,601
Stockholders' equity	22,339	22,667

We believe that existing funds, cash generated from operations and existing sources of and access to financing are adequate to satisfy our working capital, capital expenditure and debt service requirements for the foreseeable future including the repayment of our 2011 Convertible Notes with a principal balance of $2.5 billion due in February 2011. In addition, we plan to opportunistically pursue our stock repurchase program and other business initiatives, including acquisitions and licensing activities. We anticipate that our liquidity needs can be met through a variety of sources, including: cash provided by operating activities, sale of marketable securities, borrowings through commercial paper and/or our syndicated credit facility and access to other debt markets and equity markets.

Cash, cash equivalents and marketable securities

Of the total cash, cash equivalents and marketable securities at March 31, 2010, approximately $12.2 billion was generated from operations in foreign tax jurisdictions and is held outside the U.S. and is intended for use in our foreign operations. If these funds were repatriated for use in our U.S. operations, we would be required to pay additional U.S. federal and state income taxes at the applicable marginal tax rates.

Financing arrangements

The following table identifies our borrowings under our various financing arrangements (in millions):

	March 31, 2010	December 31, 2009
2011 Convertible Notes	$2,378	$2,342
2013 Convertible Notes	2,119	2,088
2017 Notes	1,099	1,099
2014 Notes	1,000	1,000
2019 Notes	998	998
2039 Notes	995	995
2037 Notes	899	899
2040 Notes	696	—
2018 Notes	499	499
2038 Notes	499	499
2020 Notes	300	—
2032 Modified Convertible Notes	82	82
Other	100	100

Total borrowings	11,664	10,601
Less current portion (2011 Convertible Notes)	2,378	—

Total non-current debt	$9,286	$10,601

Certain of our financing arrangements contain non-financial covenants and we were in compliance with all applicable covenants as of March 31, 2010. None of our financing arrangements contain any financial covenants. Our outstanding convertible notes and our other outstanding long-term notes are rated “A+” with a stable outlook by Standard & Poor’s, “A3” with a stable outlook by Moody’s Investors Service, Inc. and “A” with a stable outlook by Fitch, Inc.

See Note 6, “Financing arrangements” to the Condensed Consolidated Financial Statements for further discussions of our long-term borrowings.

Cash flows

The following table summarizes our cash flow activity (in millions):

	Three months ended March 31,
	2010	2009
Net cash provided by operating activities	$913	$859
Net cash (used in) provided by investing activities	(955)	139
Net cash (used in) provided by financing activities	(576)	5

Operating

Cash provided by operating activities has been and is expected to continue to be our primary recurring source of funds. Cash provided by operating activities during the three months ended March 31, 2010 increased primarily due to higher net income partially offset by the negative impact of the timing and amounts of receipts from customers and payments to vendors and others.

Investing

During the three months ended March 31, 2010, cash was used for investing activities compared to cash being provided from investing activities in the three months ended March 31, 2009 primarily due to the net purchases of marketable securities in the current period. Net purchases of marketable securities were $849 million for the three months ended March 31, 2010 compared to net proceeds from the sale or maturity of marketable securities of $271 million for the three months ended March 31, 2009. Capital expenditures totaled $94 million during the three months ended March 31, 2010 compared to $117 million during the corresponding period of the prior year. The capital expenditures during the three months ended March 31, 2010 and 2009 were primarily associated with manufacturing capacity expansions in Puerto Rico and other site development. We currently estimate 2010 spending on capital projects and equipment to be approximately $600 million.

Financing

In March 2010, we issued $700 million aggregate principal amount of notes due in 2040 (the “2040 Notes”) and $300 million aggregate principal amount of notes due in 2020 (the “2020 Notes”) in a registered offering. The 2040 Notes and 2020 Notes pay interest at fixed annual rates of 5.75% and 4.50%, respectively. The 2040 Notes and 2020 Notes may be redeemed at any time at our option, in whole or in part, at 100% of the principal amount of the notes being redeemed plus accrued and unpaid interest, if any, and a “make-whole” amount, as defined. Upon the occurrence of a change in control triggering event, as defined, we may be required to purchase for cash all or a portion of the 2040 Notes and the 2020 Notes at a price equal to 101% of the principal amount of the notes plus accrued interest. Debt issuance costs totaled approximately $7 million and are being amortized over the lives of the notes.

During the three months ended March 31, 2010, we repurchased 29.1 million shares of our common stock at a total cost of $1.7 billion ($1.6 billion of which represents a net cash outflow in the period). During the three months ended March 31, 2009, we repurchased 37.5 million shares of our common stock at a total cost of $2.0 billion. As of March 31, 2010, we had $4.3 billion available for stock repurchases as authorized by our Board of Directors. Repurchases under our stock repurchase programs reflect, in part, our confidence in the long-term value of our common stock. Additionally, we believe that it is an effective way of returning cash to our stockholders. The manner of purchases, amount we spend and the number of shares repurchased will vary based on a number of factors including the stock price, blackout periods in which we are restricted from repurchasing shares, and our credit rating and may include private block purchases as well as market transactions.

We receive cash from the exercise of employee stock options and proceeds from the sale of stock. Employee stock option exercises provided $26 million and $21 million of cash during the three months ended March 31, 2010 and 2009, respectively. Proceeds from the exercise of employee stock options will vary from period to period based upon, among other factors, fluctuations in the market value of our stock relative to the exercise price of such options.

Item 4.	CONTROLS AND PROCEDURES

We maintain “disclosure controls and procedures,” as such term is defined under Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in Amgen’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to Amgen’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, Amgen’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and, in reaching a reasonable level of assurance, Amgen’s management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation under the supervision and with the participation of our management, including Amgen’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Amgen’s disclosure controls and procedures. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2010.

Management determined that, as of March 31, 2010, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

See Note 10, “Contingencies and commitments” to the Condensed Consolidated Financial Statements for a discussion which is limited to certain recent developments concerning our legal proceedings. This discussion should be read in conjunction with Note 20, “Contingencies and commitments” to our Consolidated Financial Statements in Part IV of our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 1A.	RISK FACTORS

This report and other documents we file with the SEC contain forward looking statements that are based on current expectations, estimates, forecasts and projections about us, our future performance, our business or others on our behalf, our beliefs and our management’s assumptions. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. You should carefully consider the risks and uncertainties facing our business. The risks described below are not the only ones facing us. Our business is also subject to the risks that affect many other companies, such as employment relations, general economic conditions, geopolitical events and international operations. Further, additional risks not currently known to us or that we currently believe are immaterial also may impair our business, operations, liquidity and stock price materially and adversely. There have been no material changes from the risk factors disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, except for the below:

Our current products and products in development cannot be sold if we do not gain or maintain regulatory approval.

Our business is subject to extensive regulation by numerous state and federal governmental authorities in the United States, including the FDA, and by foreign regulatory authorities, including the EMA. We are required in the United States and in foreign countries to obtain approval from regulatory authorities before we can manufacture, market and sell our products. Once approved, the FDA and other U.S. and foreign regulatory agencies have substantial authority to require additional testing, change product labeling or mandate withdrawals of our products. Also, regulatory agencies could add new regulations or change existing regulations at any time, which could affect our ability to obtain or maintain approval of our products. Regulatory reform efforts currently under discussion by U.S. policymakers may include changes to applicable laws and regulations that could have a significant impact on our business. For example, the 2007 creation of the Food and Drug Administration Amendments Act of 2007 (“FDAAA”) significantly added to the FDA’s authority, allowing the FDA to (i) require sponsors of marketed products to conduct post-approval clinical studies; (ii) mandate labeling changes to products and (iii) require sponsors to implement a REMS for a product. Failure to comply with FDAAA requirements could result in significant civil monetary penalties, reputational harm and increased product liability risk. We are unable to predict when and whether any changes to regulatory policy affecting our business could occur, and such changes could have a material adverse impact on our business.

Obtaining and maintaining regulatory approval has been and will continue to be increasingly difficult, time-consuming and costly. For example, in October 2009 we received Complete Response Letters from the FDA for the biologics license application for our late-stage product candidate ProliaTM in the treatment and prevention of PMO and in the treatment and prevention of bone loss due to hormone ablation therapy (“HALT”) in breast and prostate cancer patients. The Complete Response Letter related to the PMO indication requested several items, including further information on the design and background adverse event rates that will inform the methodology of our previously submitted post-marketing surveillance program. The FDA also requested a new clinical program to support approval of ProliaTM for the prevention of PMO, updated safety data and stated that a REMS is necessary for ProliaTM. The Complete Response Letter related to the HALT indication requested additional information regarding the safety of ProliaTM in patients with breast cancer receiving aromatase inhibitor therapy and patients with prostate cancer receiving Androgen Deprivation Therapy (“ADT”). The FDA specifically requested results from additional adequate and well-controlled clinical trials demonstrating that Prolia TM has no detrimental effects on either time to disease progression or OS. On February 19, 2010, we announced that the FDA has evaluated the content of our Complete Response submission for Prolia™ in the treatment of PMO, which we submitted on January 25, 2010, and classified it as a Class 2 resubmission. With the Class 2 designation, the FDA set a corresponding PDUFA action date of July 25, 2010. A significant delay in regulatory approval to market and sell ProliaTM for the treatment of PMO could have a material adverse affect on our business and results of operations.

In addition, there may be situations in which demonstrating the efficacy and safety of a product candidate may not be sufficient to gain regulatory approval unless superiority to comparative products can be shown. Further, some of our products are approved by U.S. and foreign regulatory authorities on a conditional basis with full approval conditioned upon fulfilling requirements of regulators. Vectibix®, for example, received conditional approval in the United States and EU, with final approval conditioned on conducting additional clinical trials of the use of Vectibix® as a therapy in treating mCRC. Our conditional approval of Vectibix® in the EU was received in December 2007 and is reviewed annually by the CHMP and in December 2008 and 2009 we received renewal of the conditional approval subject to us completing an additional clinical trial in the existing approved indication. In 2009, the CHMP approved our protocol for this additional clinical trial, which will compare the effect of Vectibix® versus Erbitux® on OS for chemorefractory mCRC patients with wild-type KRAS tumors. Further, some of our products or product candidates may be used with a companion diagnostic product, such as a test-kit, or companion device, such as an injector or other delivery system. These product candidates or expanded indications of our products may not be approved if the companion diagnostic product or companion device does not gain or maintain regulatory approval. These companion diagnostics and devices may be provided by single-source unaffiliated third-party companies. We are dependent on the sustained cooperation and effort of these third-party companies in conducting the studies required for such approval by the applicable regulatory agencies. Delays in the studies or failure of the third-party company to obtain regulatory approval of the companion diagnostic or device could negatively impact the approval of our product candidate or the expanded indication of our product and we may incur increased development costs, delays in regulatory approval, associated delays in a product candidate reaching the market or the expansion of existing product labels for new indications.

The occurrence of a number of high profile safety events has caused an increased public and governmental concern about potential safety issues relating to pharmaceutical and biological products and certain of our products and product candidates. (See “— Our ESA products continue to be under review and receive scrutiny by regulatory authorities.”) As a result of this increased concern in recent years, the U.S. regulatory environment has evolved and safety signals and safety concerns resulting from clinical trials (including sub-analyses and meta-analyses), market use or other sources are receiving greater scrutiny. Actual or perceived safety problems could lead to revised or restrictive labeling of our approved products or a class of products, potentially including limitations on the use of approved products in certain patients because of:

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

For example, on December 16, 2009, based on the TREAT results, we updated the boxed warning in the labeling information for ESAs, to reflect an increased risk of stroke when ESAs are administered to CRF patients to target Hb levels of 13 g/dL and above. (See—“Our ESA products continue to be under review and receive scrutiny by regulatory authorities.”)

In addition to revised labeling for our products, discovery of new safety information or previously unknown safety concerns and/or safety signals with our products could also lead to:

•	requirement of risk management activities (including a REMS) or other FDA compliance actions related to the promotion and sale of our products

•	mandated PMCs or pharmacovigilance programs for our approved products

•	product recalls of certain of our approved products

•	revocation of approval for our products from the market completely, or within particular therapeutic areas, and/or

•	increased timelines or delays in being approved by the FDA or other regulatory bodies

•	fewer treatments or product candidates being approved by regulatory bodies

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

Further, if new medical data or product quality issues suggest an unacceptable safety risk or previously unidentified side-effects, we may withdraw some or all affected product—either voluntarily or by regulatory mandate—in certain therapeutic areas, or completely recall a product presentation from the market for some period or permanently. For example, in September 2009, we initiated a voluntary recall of a limited number of ENBREL SureClick® lots due to a defect in the glass syringe barrel which resulted in a small number of broken syringes following assembly of the autoinjector device. We may experience the same or other problems in the future resulting in broader product recalls or adverse event trends, which may adversely affect the sales of our products. Additionally, if other parties (including our licensees, such as J&J and Pfizer, or independent investigators) report or fail to effectively report to regulatory agencies side effects or other safety concerns that occur from their use of our products in clinical trials or studies or from marketed use, resulting regulatory action could adversely affect the sales of our products and our business and results of operations.

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

In March 2010, the PPACA and the companion Healthcare and Education Reconciliation Act, which made certain changes and adjustments to the PPACA, primarily with respect to the PPACA’s financial and budgetary impacts, were signed into law. A major goal of the new healthcare reform law was to provide greater access to healthcare coverage for more Americans. Accordingly, the new healthcare reform law requires individual U.S. citizens and legal residents to maintain qualifying health coverage, imposes certain requirements on employers with respect to offering health coverage to employees, amends insurance regulations regarding when coverage can be provided and denied to individuals, and expands existing government healthcare coverage programs to more individuals in more situations. While we do not expect a significant increase in sales of our products as a result of the expansion in healthcare coverage, the new healthcare reform law does have several components that are expected to adversely impact our business. While we cannot fully predict the ultimate impact the new healthcare reform law will have on us, we expect that the new law will have a material adverse effect on our business and results of operations.

Public and private insurers have pursued, and continue to pursue, aggressive cost containment initiatives, including increased focused on the comparing the effectiveness, benefits and costs of similar treatments, which could result in lower reimbursement rates for our products. Most of our products furnished to Medicare beneficiaries in both a physician office setting and hospital outpatient setting are reimbursed under the Average Sales Price (“ASP”) payment methodology. The ASP payment rate for most of our products furnished in the hospital outpatient setting has been reduced twice since 2007. ASP-based reimbursements of products under Medicare may be below or could fall below the cost that some medical providers pay for such products, which would adversely affect sales of our products. We also face certain risks relating to the calculation of ASP. ASP is calculated by the manufacturer based on a statutorily defined formula and submitted to CMS. However, the statute, regulations and CMS guidance do not define specific methodologies for all aspects of the calculation of ASP. For example, in the Medicare Physician Fee Schedule Final Rule for 2010, CMS did not address a proposed methodology for treatment of bundled price concessions. Consequently, the current CMS guidance is that manufacturers may make “reasonable assumptions” in their calculation of ASP consistent with the general requirements and the intent of the Medicare statute, federal regulations and their customary business practices. As a result, we are required to apply our judgment in certain aspects of calculating ASP which are disclosed to CMS and also are subject to further CMS review. If our calculation of ASP is incorrect, we could be subject to substantial fines and penalties which could have a material adverse impact on our results of operations.

Other initiatives reviewing the coverage or reimbursement of our products could result in less extensive coverage or lower reimbursement rates. For example, in March 2007, CMS announced a review of all Medicare coverage policies related to the administration of ESAs in non-renal disease applications which is a precursor to a National Coverage Decision (“NCD”). In July 2007, CMS issued a NCD where it determined that ESA treatment was not reasonable and necessary for certain clinical conditions and established Medicare coverage parameters for FDA-approved ESA use in oncology. We believe the restrictions in the NCD on the coverage and reimbursement of ESAs has had a material adverse effect on the use, reimbursement and sales of Aranesp®, which has had a significant impact to our business. We believe that the NCD may continue to impact us in the future.

In the dialysis setting, the reimbursement rates for our products may also be subject to downward pressure. In the United States, dialysis providers are primarily reimbursed for EPOGEN® by the federal government through the ESRD Program of Medicare. The ESRD Program reimburses approved dialysis providers for 80% of allowed dialysis costs while the remainder is paid by other sources, including patients, state Medicaid programs, private insurance, and to a lesser extent, state kidney patient programs. The ESRD Program reimbursement methodology is established by federal law and is monitored and implemented by CMS. Since April 2006, the Medicare reimbursement for ESAs administered to dialysis patients has been subject to an Erythropoietin Monitoring Policy (“EMP”), the Medicare payment review mechanism used by CMS to monitor EPOGEN® and Aranesp® utilization and hematocrit outcomes of dialysis patients. CMS revised the EMP, effective January 2008, further limiting reimbursement for EPOGEN® and Aranesp® in certain cases. Further reduction in reimbursement in the dialysis setting could have a material adverse effect on sales of EPOGEN® and Aranesp®, and our business.

In addition, on July 30, 2008, CMS issued a listing of potential topics for future NCDs as a step to increase transparency in the NCD process, which included as potential topics the use of ESAs in ESRD and CKD. Medicare currently does not have a NCD for the use of ESAs for anemia in patients who have CKD and CMS has not announced whether it will proceed with a NCD for ESAs in ESRD or CKD. However, CMS held a meeting of the MEDCAC on March 24, 2010 which focused on the adequacy of available evidence for the use of ESAs to manage anemia in CKD. Although there was no clear outcome from the MEDCAC meeting, CMS may consider initiating a National Coverage Analysis or a NCD for ESAs in the renal setting, which may include non-coverage and/or new dosing and treatment restrictions, which could negatively affect use, reimbursement and coverage, and product sales of our ESA products. Also included in the initial potential future NCD topic list is the category of thrombopoiesis stimulating agents (platelet growth factors), the category of drugs that includes Nplate® although CMS has not announced whether it will proceed with a NCD related to thrombopoiesis stimulating agents.

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

We and certain of our subsidiaries are involved in legal proceedings. (See Note 10, “Contingencies and commitments” to the Condensed Consolidated Financial Statements in this report and Note 20, “Contingencies and commitments” to the Consolidate Financial Statements in our Annual Report on Form 10-K). Civil and criminal litigation is inherently unpredictable, and the outcome can result in excessive verdicts, fines, penalties and/or injunctive relief that affect how we operate our business. Defense of litigation claims can be expensive, time-consuming and distracting and it is possible that we could incur judgments or enter into settlements of claims for monetary damages or change the way we operate our business, which could have a material adverse effect on our results of operations, financial position or cash flows. In addition, product liability is a major risk in testing and marketing biotechnology and pharmaceutical products. We may face substantial product liability exposure in human clinical trials and for products that we sell after regulatory approval. Product liability claims, regardless of their merits, could be costly and divert management’s attention, and adversely affect our reputation and the demand for our products. Amgen and Immunex have previously been named as defendants in product liability actions for certain of our products.

We are also involved in government investigations that arise in the ordinary course of our business. We have received subpoenas from a number of government entities, including the U.S. Attorney’s Offices for the Eastern District of New York and the Western District of Washington, as well as the Attorneys General of New York and New Jersey. The federal subpoenas have been issued pursuant to the Health Insurance Portability and Accountability Act of 1996 (18 U.S.C. 3486), and by a federal grand jury, while the Attorneys General subpoenas have been issued pursuant to state specific statutes relating to consumer fraud laws and state false claims acts. The government is allowed to use materials produced in response to a section 3486 administrative subpoena in both criminal and civil investigations. In general, the subpoenas request documents relating to the sales and marketing of our products, and our collection and dissemination of information reflecting clinical research as to the safety and efficacy of our ESAs. Based on representations in a U.S. government filing, that became public in May 2009 relating to the Massachusetts Qui Tam Action, we now believe the subpoenas we received from the U.S. Attorney’s Offices for the Eastern District of New York and the Western District of Washington also relate to nine additional Qui Tam Actions which are purportedly pending against Amgen, including eight pending in the U.S. District Court for the Eastern District of New York and one pending in the U.S. District Court for the Western District of Washington. The U.S. government filing further alleges that a large number of states are involved in the Qui Tam investigations, led by the State of New York. These investigations are represented to be joint criminal and civil investigations.

Throughout these investigations, and in litigation, the government entities are asserting that we violated various state and federal laws. These investigations are very burdensome, expensive and time-consuming for us to explain and defend to these entities. Although we cannot predict whether additional proceedings may be initiated against us, or predict when these matters may be resolved, it is not unusual for investigations such as these to continue for a considerable period of time and to require management’s attention and significant legal expense. A determination that we are in violation of the various federal and state laws that govern the sales and marketing of our products could result in federal criminal liability and/or federal or state civil or administrative liability, and thus could result in substantial financial damages or criminal penalties and possible exclusion from future participation in the Medicare and Medicaid programs. In addition, we may see new governmental investigations of or actions against us citing novel theories of recovery. Any of these results could have a material adverse effect on our results of operations, financial position or cash flows in the period in which such liabilities are incurred.

We expect to face increasing competition from biosimilar products which could impact our profitability.

We currently face competition in Europe from biosimilar products, and we expect to face increasing competition from biosimilars in the future. Lawmakers in the United States have recently enacted healthcare reform legislation which included an abbreviated regulatory pathway for the approval of biosimilars. The EU has already created such a regulatory pathway. To the extent that governments adopt more permissive approval frameworks and competitors are able to obtain broader marketing approval for biosimilars, our products will become subject to increased competition. Expiration or successful challenge of applicable patent rights could trigger such competition, and we could face more litigation regarding the validity and/or scope of our patents.

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

On March 23, 2010, President Obama signed into law the PPACA which authorized the FDA to approve biosimilar products. The new law established a period of 12 years of data exclusivity for reference products in order to preserve incentives for future innovation and outlined statutory criteria for science-based biosimilar approval standards that take into account patient safety considerations. Under this framework, data exclusivity protects the data in the innovator’s regulatory application by prohibiting, for a period of 12 years, others from gaining FDA approval based in part on reliance or reference to the innovator’s data in their application to the FDA. The next phase of the process will be implementation of the biosimilars regulatory approval pathway by the FDA. The new law does not change the duration of patents granted on biologic products. While the FDA now has the authority to approve biosimilar products, the FDA has not announced whether they will first publish guidance or rules for biosimilar applicants before approving biosimilar products. With the likely introduction of biosimilars in the United States, we may in the future face greater competition from biosimilar products and downward pressure on our product prices, sales and revenues, subject to our ability to enforce our patents. Further, biosimilar manufacturers with approved products in Europe may seek to quickly obtain U.S. approval now that the regulatory pathway for biosimilars has been enacted.

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

A summary of our repurchase activity for the three months ended March 31, 2010 is as follows:

	Total number of shares purchased		Average price paid per share	Total number of shares purchased as part of publicly announced programs		Maximum $ value that may yet be purchased under the programs (1)
January 1 - January 31	5,740,530		$57.56	5,740,400		$5,633,024,209
February 1 - February 28	15,625,000		57.53	15,625,000		4,734,098,564
March 1 - March 31	7,741,700		58.75	7,741,700		4,279,258,250

	29,107,230	(2)	57.86	29,107,100	(2)

(1)

In December 2009, the Board of Directors authorized us to repurchase up to an additional $5.0 billion of our common stock. As of March 31, 2010, we had $4.3 billion available for stock repurchases as authorized by our Board of Directors.

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

Amgen Inc.
(Registrant)

Date: May 7, 2010	By:	/S/ ROBERT A. BRADWAY
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

4.8	Form of Liquid Yield Option™ Note due 2032. (Filed as an exhibit to Form 8-K on March 1, 2002 and incorporated herein by reference.)
4.9	Indenture, dated as of March 1, 2002. (Filed as an exhibit to Form 8-K on March 1, 2002 and incorporated herein by reference.)

Exhibit No.	Description
4.10	First Supplemental Indenture, dated March 2, 2005. (Filed as an exhibit to Form 8-K filed on March 4, 2005 and incorporated herein by reference.)
4.11	Indenture, dated as of August 4, 2003. (Filed as an exhibit to Form S-3 Registration Statement on August 4, 2003 and incorporated herein by reference.)
4.12	Form of 4.00% Senior Note due 2009. (Filed as an exhibit to Form 8-K on November 19, 2004 and incorporated herein by reference.)
4.13	Form of 4.85% Senior Notes due 2014. (Filed as an exhibit to Form 8-K on November 19, 2004 and incorporated herein by reference.)
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

4.22

Officers’ Certificate of Amgen Inc., dated as of May 23, 2008, including forms of the Company’s 6.15% Senior Notes due 2018 and 6.90% Senior Notes due 2038. (Filed as exhibit to Form 8-K on May 23, 2009 and incorporated herein by reference.)

4.23

Officers’ Certificate of Amgen Inc., dated as of January 16, 2009, including forms of the Company’s 5.70% Senior Notes due 2019 and 6.40% Senior Notes due 2039. (Filed as exhibit to Form 8-K on January 16, 2009 and incorporated herein by reference.)

4.24

Officers’ Certificate of Amgen Inc. dated as of March 12, 2010, including forms of the Company’s 4.50% Senior Notes due 2020 and 5.75% Senior Notes due 2040. (Filed as exhibit to Form 8-K on March 15, 2010 and incorporated herein by reference.)

10.1+	Amgen Inc. 2009 Equity Incentive Plan. (Filed as Appendix A to Amgen Inc.’s Proxy Statement on March 26, 2009 and incorporated herein by reference.)
10.2+*	Form of Stock Option Agreement and Restricted Stock Unit Agreement for the Amgen Inc. 2009 Equity Incentive Plan.

Exhibit No.	Description
10.3+

Amgen Inc. 2009 Performance Award Program (As Amended and Restated on December 4, 2009) (Filed as an exhibit to Form 10-K for the year ended December 31, 2009, on March 1, 2010 and incorporated herein by reference).

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

10.17	Amendment No. 12 to the Shareholders’ Agreement, dated January 31, 2001. (Filed as an exhibit to Form 10-Q for the quarter ended June 30, 2005 on August 8, 2005 and incorporated herein by reference.)

Exhibit No.	Description
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

Exhibit No.	Description
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

Exhibit No.	Description
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

10.49

Amendment, dated December 11, 2009, to Master Services Agreement, dated October 22, 2009, between Amgen Inc. and International Business Machines Corporation (with certain confidential information deleted therefrom) (Filed as an exhibit to Form 10-K for the year ended December 31, 2009 on March 1, 2010 and incorporated herein by reference.)

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

Exhibit No.	Description
10.53

Underwriting Agreement, dated March 12, 2010, by and among the Company and Banc of America Securities LLC, Barclays Capital Inc. and Morgan Stanley & Co. Incorporated, as representatives of the several underwriters named therein. (Filed as an exhibit to Form 8-K on March 15, 2010 and incorporated herein by reference.)

31*	Rule 13a-14(a) Certifications.
32**	Section 1350 Certifications.
101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

(*	= filed herewith)
(**	= furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended)
(+	= management contract or compensatory plan or arrangement.)