Form 10-Q
period 2010-06-30
AMGEN INC
filed 2010-08-09
CIK 318154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
As of July 30, 2010, the registrant had 958,474,477 shares of common stock, $0.0001 par value, outstanding.

AMGEN INC.
INDEX

		Page No.
PART I - FINANCIAL INFORMATION		1
Item 1.	FINANCIAL STATEMENTS	1
	CONDENSED CONSOLIDATED STATEMENTS OF INCOME	1
	CONDENSED CONSOLIDATED BALANCE SHEETS	2
	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS	3
	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	4
Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	18
Item 4.	CONTROLS AND PROCEDURES	34
PART II - OTHER INFORMATION		35
Item 1.	LEGAL PROCEEDINGS	35
Item 1A.	RISK FACTORS	35
Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	46
Item 6.	EXHIBITS	46
SIGNATURES		47
INDEX TO EXHIBITS		48
EX-3.7
EX-10.11
EX-31 SECTION 302 CERTIFICATIONS
EX-32 SECTION 906 CERTIFICATIONS
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION
Item 1.        FINANCIAL STATEMENTS
AMGEN INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share data)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenues:
Product sales	$3,613	$3,634	$7,141	$6,872
Other revenues	191	79	255	149

Total revenues	3,804	3,713	7,396	7,021

Operating expenses:
Cost of sales (excludes amortization of certain acquired intangible assets presented below)	553	531	1,061	1,008
Research and development	675	693	1,321	1,326
Selling, general and administrative	986	910	1,870	1,708
Amortization of certain acquired intangible assets	73	73	147	147
Other	—	49	(1)	54

Total operating expenses	2,287	2,256	4,398	4,243

Operating income	1,517	1,457	2,998	2,778

Interest expense, net	147	150	292	297
Interest and other income, net	94	50	178	108

Income before income taxes	1,464	1,357	2,884	2,589

Provision for income taxes	262	88	515	301

Net income	$1,202	$1,269	$2,369	$2,288

Earnings per share:
Basic	$1.25	$1.25	$2.44	$2.24
Diluted	$1.25	$1.25	$2.43	$2.23

Shares used in calculation of earnings per share:
Basic	959	1,013	970	1,023
Diluted	964	1,017	976	1,027
See accompanying notes.

AMGEN INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share data)
(Unaudited)

	June 30,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$1,712	$2,884
Marketable securities	12,811	10,558
Trade receivables, net	2,208	2,109
Inventories	2,112	2,220
Other current assets	1,321	1,161

Total current assets	20,164	18,932

Property, plant and equipment, net	5,630	5,738
Intangible assets, net	2,421	2,567
Goodwill	11,334	11,335
Other assets	1,251	1,057

Total assets	$40,800	$39,629

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$722	$574
Accrued liabilities	2,856	3,299
Current portion of convertible notes	2,414	—

Total current liabilities	5,992	3,873

Convertible notes	2,232	4,512
Other long-term debt	7,086	6,089
Other non-current liabilities	2,320	2,488

Contingencies and commitments

Stockholders’ equity:
Common stock and additional paid-in capital; $0.0001 par value; 2,750 shares authorized; outstanding - 958 shares in 2010 and 995 shares in 2009	27,119	26,944
Accumulated deficit	(4,266)	(4,322)
Accumulated other comprehensive income	317	45

Total stockholders’ equity	23,170	22,667

Total liabilities and stockholders’ equity	$40,800	$39,629

See accompanying notes.

AMGEN INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six months ended
	June 30,
	2010	2009
Cash flows from operating activities:
Net income	$2,369	$2,288
Depreciation and amortization	503	520
Stock-based compensation expense	166	123
Other items, net	72	111
Changes in operating assets and liabilities:
Trade receivables, net	(99)	(108)
Inventories	120	50
Other current assets	(129)	(48)
Accounts payable	148	48
Accrued income taxes	(297)	(79)
Other accrued liabilities	(376)	(367)

Net cash provided by operating activities	2,477	2,538

Cash flows from investing activities:
Purchases of property, plant and equipment	(271)	(256)
Purchases of marketable securities	(7,607)	(7,483)
Proceeds from sales of marketable securities	5,246	5,365
Proceeds from maturities of marketable securities	290	964
Other	(48)	(32)

Net cash used in investing activities	(2,390)	(1,442)

Cash flows from financing activities:
Repurchases of common stock	(2,300)	(1,997)
Net proceeds from issuance of debt	989	1,980
Net proceeds from issuance of common stock in connection with the Company’s equity award programs	54	97
Other	(2)	18

Net cash (used in) provided by financing activities	(1,259)	98

(Decrease) increase in cash and cash equivalents	(1,172)	1,194

Cash and cash equivalents at beginning of period	2,884	1,774

Cash and cash equivalents at end of period	$1,712	$2,968

See accompanying notes.

AMGEN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)
1. Summary of significant accounting policies
Business
Amgen Inc. (including its subsidiaries, referred to as “Amgen,” “the Company,” “we,” “our” or “us”) is a global biotechnology medicines company that discovers, develops, manufactures and markets medicines for grievous illnesses. We concentrate on innovating novel medicines based on advances in cellular and molecular biology and we operate in one business segment, human therapeutics.
Basis of presentation
The financial information for the three and six months ended June 30, 2010 and 2009 is unaudited but includes all adjustments (consisting of only normal recurring adjustments, unless otherwise indicated), which Amgen considers necessary for a fair presentation of its consolidated results of operations for those periods. Interim results are not necessarily indicative of results for the full fiscal year.
The condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and the notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2009 and our condensed consolidated financial statements in our Quarterly Report on Form 10-Q for the three months ended March 31, 2010.
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
Property, plant and equipment, net
Property, plant and equipment are recorded at historical cost, net of accumulated depreciation of $4.9 billion and $4.6 billion as of June 30, 2010 and December 31, 2009, respectively.
Fair value measurement
In January 2010, we adopted a newly issued accounting standard which requires additional disclosure about the amounts of and reasons for significant transfers between levels of the fair value hierarchy discussed in Note 8, “Fair value measurement.” This standard also clarifies existing disclosure requirements related to the level of disaggregation of fair value measurements for each class of assets and liabilities and disclosures about inputs and valuation techniques used to measure fair value for both recurring and nonrecurring Level 2 and Level 3 measurements. As this accounting standard only requires enhanced disclosure, the adoption of this standard did not impact our financial position, results of operations or cash flows. In addition, effective for interim and annual periods beginning after December 15, 2010, this standard will require additional disclosure and require an entity to present disaggregated information about activity in Level 3 fair value measurements on a gross basis, rather than a single amount.
2. Income taxes
The effective tax rates for the three and six months ended June 30, 2010 and June 30, 2009 are different from the statutory rate primarily as a result of indefinitely invested earnings of our foreign operations. In addition, the effective tax rates for the three and six months ended June 30, 2009 were further reduced by the favorable resolution of certain non-routine transfer pricing matters with the Internal Revenue Service (“IRS”) for prior periods. We do not provide for U.S. income taxes on undistributed earnings of our foreign operations that are intended to be invested indefinitely outside the United States.

AMGEN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
One or more of our legal entities file income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and certain foreign jurisdictions and our income tax returns are routinely audited by the tax authorities in those jurisdictions. Significant disputes can arise with these tax authorities involving the timing and amount of deductions, the use of tax credits and allocations of income among various tax jurisdictions because of differing interpretations of tax laws and regulations. We are no longer subject to U.S. federal income tax examinations for years ending on or before December 31, 2004 or to California state income tax examinations for years ending on or before December 31, 2003.
The IRS is currently examining our U.S. income tax returns for the years ended December 31, 2007 and 2008. As of June 30, 2010, the Company and the IRS have agreed to certain transfer pricing adjustments for the years ended December 31, 2007 and 2008 and the Company has accordingly adjusted its liability for unrecognized tax benefits (“UTBs”) as discussed below. The remainder of this examination is expected to be completed in 2011.
During the three and six months ended June 30, 2010, the gross amount of our UTBs increased by approximately $55 million and $130 million, respectively, as a result of tax positions taken during the current year. During the three and six months ended June 30, 2010, the gross amount of our UTBs decreased by approximately $375 million primarily as a result of resolving certain transfer pricing matters related to prior years. Substantially all of our UTBs as of June 30, 2010, if recognized, would affect our effective tax rate. The Company does not expect any significant changes to its UTBs during the next twelve months.
3. Earnings per share
The computation of basic earnings per share (“EPS”) is based upon the weighted-average number of our common shares outstanding. The computation of diluted EPS is based upon the weighted-average number of our common shares and potential dilutive common shares outstanding. Potential common shares outstanding, determined using the treasury stock method, principally include: stock options, restricted stock units and other equity awards under our employee compensation plans; our 2011 Convertible Notes, 2013 Convertible Notes and 2032 Modified Convertible Notes, as discussed below; and our outstanding warrants (collectively “dilutive securities”). The convertible note hedges purchased in connection with the issuance of our 2011 Convertible Notes and 2013 Convertible Notes are excluded from the calculation of diluted EPS as their impact is always anti-dilutive.
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
The following table sets forth the computation for basic and diluted EPS (in millions, except per share information):

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Income (Numerator):
Net income for basic and diluted EPS	$1,202	$1,269	$2,369	$2,288

Shares (Denominator):
Weighted-average shares for basic EPS	959	1,013	970	1,023
Effect of dilutive securities	5	4	6	4

Weighted-average shares for diluted EPS	964	1,017	976	1,027

Basic EPS	$1.25	$1.25	$2.44	$2.24
Diluted EPS	$1.25	$1.25	$2.43	$2.23
For the three and six months ended June 30, 2010, there were employee stock options, calculated on a weighted average basis, to purchase 46 million and 43 million shares of our common stock, respectively, with exercise prices greater than the average market prices of our common stock for these periods that are not included in the computation of diluted EPS as their impact would have been anti-dilutive. For the three and six months ended June 30, 2009, there were employee stock options, calculated on a weighted average basis, to purchase 51 million and 48 million shares of our common stock, respectively, with exercise prices greater than the average market prices of our common stock for these periods that are not included in the computation of diluted EPS as their impact would have been anti-dilutive. In addition, shares of our common stock, which may be issued upon conversion of our convertible debt or upon exercise of our warrants, are not included in the computation of diluted EPS for any of the periods presented above as their impact on diluted EPS would have been anti-dilutive. Shares which may be issued under our 2010 performance award plan were also excluded because conditions under the plan were not met.

AMGEN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
4. Available-for-sale securities
The fair values of available-for-sale investments by type of security, contractual maturity and classification in the Condensed Consolidated Balance Sheets are as follows (in millions):

		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
June 30, 2010	cost	gains	losses	value
Type of security:
U.S. Treasury securities	$3,762	$69	$—	$3,831
Other government related debt securities:
Obligations of U.S. government agencies and FDIC guaranteed bank debt	2,833	73	—	2,906
Foreign and other	982	16	—	998
Corporate debt securities:
Financial	1,680	38	(3)	1,715
Industrial	2,103	74	(8)	2,169
Other	278	9	—	287
Mortgage and asset backed securities	701	6	(2)	705
Money market mutual funds	1,544	—	—	1,544
Other short-term interest bearing securities	253	—	—	253

Total debt securities	14,136	285	(13)	14,408
Equity securities	50	—	(9)	41

	$14,186	$285	$(22)	$14,449

		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
December 31, 2009	cost	gains	losses	value
Type of security:
U.S. Treasury securities	$1,929	$12	$(6)	$1,935
Obligations of U.S. government agencies and FDIC guaranteed bank debt	3,731	62	(1)	3,792
Corporate debt securities	4,193	96	(4)	4,285
Mortgage and asset backed securities	489	4	(2)	491
Money market mutual funds	2,784	—	—	2,784
Other short-term interest bearing securities	55	—	—	55

Total debt securities	13,181	174	(13)	13,342
Equity securities	63	—	(8)	55

	$13,244	$174	$(21)	$13,397

AMGEN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	June 30,	December 31,
Contractual maturity	2010	2009
Maturing in one year or less	$3,187	$3,444
Maturing after one year through three years	5,860	6,369
Maturing after three years through five years	4,841	3,207
Maturing after five years	520	322

Total debt securities	14,408	13,342
Equity securities	41	55

	$14,449	$13,397

	June 30,	December 31,
Classification in the Condensed Consolidated Balance Sheets	2010	2009
Cash and cash equivalents	$1,712	$2,884
Marketable securities	12,811	10,558
Other assets — noncurrent	41	55

	14,564	13,497
Less cash	(115)	(100)

	$14,449	$13,397

For the three months ended June 30, 2010 and 2009, realized gains totaled $36 million and $26 million, respectively, and realized losses totaled $2 million and $15 million, respectively. For the six months ended June 30, 2010 and 2009, realized gains totaled $58 million and $60 million, respectively, and realized losses totaled $3 million and $48 million, respectively. The cost of securities sold is based on the specific identification method.
The primary objectives of our investment portfolio are liquidity and safety of principal. Investments are made with the objective of achieving the highest rate of return consistent with these two objectives. Our investment policy limits debt security investments to certain types of debt and money market instruments issued by institutions primarily with investment grade credit ratings and places restrictions on maturities and concentration by type and issuer.
We review our available-for-sale securities for other-than-temporary declines in fair value below their cost basis on a quarterly basis and whenever events or changes in circumstances indicate that the cost basis of an asset may not be recoverable. This evaluation is based on a number of factors including, the length of time and extent to which the fair value has been below our cost basis and adverse conditions specifically related to the security including any changes to the credit rating of the security by a rating agency. As of June 30, 2010 and December 31, 2009, we believe that the cost bases for our available-for-sale securities were recoverable in all material respects.
5. Inventories
Inventories consisted of the following (in millions):

	June 30,	December 31,
	2010	2009
Raw materials	$127	$97
Work in process	1,521	1,683
Finished goods	464	440

	$2,112	$2,220

AMGEN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
6. Financing arrangements
The following table reflects the carrying value of our borrowings under our various financing arrangements (dollar amounts in millions):

	June 30,	December 31,
	2010	2009
0.125% convertible notes due February 2011 (2011 Convertible Notes)	$2,414	$2,342
0.375% convertible notes due 2013 (2013 Convertible Notes)	2,150	2,088
5.85% notes due 2017 (2017 Notes)	1,099	1,099
4.85% notes due 2014 (2014 Notes)	1,000	1,000
5.70% notes due 2019 (2019 Notes)	998	998
6.40% notes due 2039 (2039 Notes)	996	995
6.375% notes due 2037 (2037 Notes)	899	899
5.75% notes due 2040 (2040 Notes)	696	—
6.15% notes due 2018 (2018 Notes)	499	499
6.90% notes due 2038 (2038 Notes)	499	499
4.50% notes due 2020 (2020 Notes)	300	—
Zero-coupon modified convertible notes due in 2032 (2032 Modified Convertible Notes)	82	82
8.125% notes due 2097 (Other)	100	100

Total borrowings	11,732	10,601
Less current portion (2011 Convertible Notes)	(2,414)	—

Total non-current debt	$9,318	$10,601

2020 Notes and 2040 Notes
In March 2010, we issued $700 million aggregate principal amount of notes due in 2040 (the “2040 Notes”) and $300 million aggregate principal amount of notes due in 2020 (the “2020 Notes”) in a registered offering. The 2040 Notes and 2020 Notes pay interest at fixed annual rates of 5.75% and 4.50%, respectively. The 2040 Notes and 2020 Notes may be redeemed at any time at our option, in whole or in part, at an amount equal to the outstanding principal amount of the notes being redeemed plus accrued and unpaid interest, if any, and a “make-whole” amount, as defined. Upon the occurrence of a change in control triggering event, as defined, we may be required to purchase, for cash, all or a portion of the 2040 Notes and the 2020 Notes at a price equal to 101% of the principal amount of the notes plus accrued and unpaid interest. Debt issuance costs incurred in connection with the issuance of this debt totaled approximately $7 million and are being amortized over the lives of the notes.
2017 Notes
In March 2010, we entered into interest rate swap agreements that effectively convert a fixed rate interest coupon to a London Interbank Offered Rate (“LIBOR”)-based floating rate coupon over the remaining life of the 2017 notes.

AMGEN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
7. Stockholders’ equity
Stock repurchase program
A summary of activity under our stock repurchase program is as follows (in millions):

	2010		2009
	Shares	Dollars	Shares	Dollars
First quarter	29.1	$1,684	37.5	$1,997
Second quarter	10.3	616	—	—

Total	39.4	$2,300	37.5	$1,997

In December 2009, the Board of Directors authorized us to repurchase up to an additional $5.0 billion of common stock of which a total of $3.7 billion remains available for stock repurchases as of June 30, 2010. The manner of purchases, the amount we spend and the number of shares repurchased will vary based on a variety of factors, including the stock price, blackout periods in which we are restricted from repurchasing shares, and our credit rating and may include private block purchases as well as market transactions.
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

AMGEN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following fair value hierarchy tables present information about each major class/category of the Company’s financial assets and liabilities measured at fair value on a recurring basis (in millions):

	Fair value measurement at June 30, 2010 using:
	Quoted prices in	Significant	Significant
	active markets for	other observable	unobservable
	identical assets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Available-for-sale securities:
U.S. Treasury securities	$3,831	$—	$—	$3,831
Other government related debt securities:
Obligations of U.S. government agencies and FDIC guaranteed bank debt	—	2,906	—	2,906
Foreign and other	—	998	—	998

Total other government related debt securities	—	3,904	—	3,904
Corporate debt securities:
Financial	—	1,715	—	1,715
Industrial	—	2,169	—	2,169
Other	—	287	—	287

Total corporate debt securities	—	4,171	—	4,171
Mortgage and asset backed securities	—	705	—	705
Money market mutual funds	1,544	—	—	1,544
Other short-term interest bearing securities	—	253	—	253
Equity securities	41	—	—	41

Total available-for-sale securities	5,416	9,033	—	14,449

Derivatives:
Foreign exchange contracts	—	328	—	328
Interest rate swap contracts	—	214	—	214

Total derivatives	—	542	—	542

Total assets	$5,416	$9,575	$—	$14,991

Liabilities:
Derivatives:
Foreign exchange contracts	$—	$46	$—	$46

Total derivatives	—	46	—	46

Total liabilities	$—	$46	$—	$46

AMGEN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Fair value measurement at December 31, 2009 using:
	Quoted prices in	Significant	Significant
	active markets for	other observable	unobservable
	identical assets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Available-for-sale securities:
U.S. Treasury securities	$1,935	$—	$—	$1,935
Obligations of U.S. government agencies and FDIC guaranteed bank debt	—	3,792	—	3,792
Corporate debt securities	—	4,285	—	4,285
Mortgage and asset backed securities	—	491	—	491
Money market mutual funds	2,784	—	—	2,784
Other short-term interest bearing securities	—	55	—	55
Equity securities	55	—	—	55

Total available-for-sale securities	4,774	8,623	—	13,397
Derivatives	—	153	—	153

Total assets	$4,774	$8,776	$—	$13,550

Liabilities:
Derivatives	$—	$152	$—	$152

Total liabilities	$—	$152	$—	$152

AMGEN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Our U.S. Treasury securities, money market mutual funds and equity securities are valued using quoted market prices in active markets with no valuation adjustment. We value our U.S. Treasury securities and money market mutual funds taking into consideration valuations obtained from a third-party pricing service.
Substantially all of our other government related and corporate debt securities are investment grade with maturity dates of five years or less. Our government related debt securities portfolio is comprised of securities with a weighted average credit rating of “AAA” or equivalent by Standard and Poor’s (“S&P”), Moody’s Investors Services, Inc. (“Moody’s”) or Fitch, Inc. (“Fitch”), and our corporate debt securities portfolio has a weighted average credit rating of “A” or equivalent by S&P, Moody’s or Fitch. We value these securities taking into consideration valuations obtained from third-party pricing services. The pricing services utilize industry standard valuation models, including both income and market based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades and broker/dealer quotes of the same or similar securities, issuer credit spreads, benchmark securities and other observable inputs.
Our mortgage and asset backed securities portfolio is comprised entirely of senior tranches, with a credit rating of “AAA” or equivalent by S&P, Moody’s or Fitch. We value these securities taking into consideration valuations obtained from third-party pricing services. The pricing services utilize industry standard valuation models, including both income and market based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades and broker/dealer quotes of the same or similar securities, issuer credit spreads, benchmark securities, prepayment/default projections based on historical data and other observable inputs.
We value our other short-term interest bearing securities at amortized cost which approximates fair value given their near term maturity dates.
Substantially all of our foreign currency forward and option contracts have maturities of three years or less and all are entered into with counterparties that have a minimum credit rating of “A-” or equivalent by S&P, Moody’s or Fitch. We value these securities taking into consideration valuations obtained from a third-party valuation service that utilizes an income-based industry standard valuation model for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include quoted foreign currency spot rates, forward points, LIBOR and swap curves and obligor credit default swap rates. In addition, inputs for our foreign currency option contracts also include implied volatility measures. These inputs, where applicable, are at commonly quoted intervals. As of June 30, 2010 and December 31, 2009, we had open foreign currency forward contracts with notional amounts of $3.2 billion and $3.4 billion, respectively, and open option contracts with notional amounts of $419 million and $376 million, respectively, that were primarily Euro-based and were designated as cash flow hedges. In addition, as of June 30, 2010 and December 31, 2009, we had $566 million and $414 million, respectively, of foreign currency forward contracts to reduce exposure to fluctuations in value of certain assets and liabilities denominated in foreign currencies that were primarily Euro-based and that were not designated as hedges (see Note 9, “Derivative instruments”).
Our interest rate swap contracts are entered into with counterparties that have a minimum credit rating of “A-” or equivalent by S&P, Moody’s or Fitch. We value these contracts using an income-based industry standard valuation model for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include LIBOR and swap curves and obligor credit default swap rates. We had interest rate swap agreements with an aggregate notional amount of $2.6 billion and $1.5 billion as of June 30, 2010 and December 31, 2009, respectively, that were designated as fair value hedges (see Note 9, “Derivative instruments”).
There have been no transfers of assets or liabilities between the fair value measurement levels and there were no material remeasurements to fair value during the six months ended June 30, 2010 and 2009 of assets and liabilities that are not measured at fair value on a recurring basis.
Summary of the fair value of other financial instruments
Short-term assets and liabilities
The estimated fair values of cash equivalents, accounts receivable and accounts payable approximate their carrying values due to the short-term nature of these financial instruments.
Borrowings
The following tables present the carrying values and estimated fair values of our convertible notes, modified convertible notes and other long-term notes payable. We value our convertible and modified convertible notes using an income-based industry standard valuation model for which all significant inputs are observable, either directly or indirectly, including benchmark yields adjusted for our credit risk, to estimate fair value (Level 2). We value our other long-term notes using quoted prices (Level 2). The fair values of our convertible notes and modified convertible notes exclude their equity components and represent only the liability

AMGEN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
components of these instruments as their equity components are included in “Common stock and additional paid-in capital” in the Condensed Consolidated Balance Sheets (in millions):

	June 30, 2010
	Carrying value	Fair value
2011 Convertible Notes	$2,414	$2,491
2013 Convertible Notes	2,150	2,451
2017 Notes	1,099	1,275
2014 Notes	1,000	1,116
2019 Notes	998	1,160
2039 Notes	996	1,175
2037 Notes	899	1,036
2040 Notes	696	761
2018 Notes	499	587
2038 Notes	499	619
2020 Notes	300	321
2032 Modified Convertible Notes	82	83
Other	100	135

Total	$11,732	$13,210

	December 31, 2009
	Carrying value	Fair value
2011 Convertible Notes	$2,342	$2,487
2013 Convertible Notes	2,088	2,374
2017 Notes	1,099	1,207
2014 Notes	1,000	1,075
2019 Notes	998	1,077
2039 Notes	995	1,102
2037 Notes	899	988
2018 Notes	499	551
2038 Notes	499	582
2032 Modified Convertible Notes	82	81
Other	100	125

Total	$10,601	$11,649

9. Derivative instruments
The Company is exposed to risks related to its business operations, certain of which are managed through derivative instruments. The risks that we manage by using derivative instruments are foreign exchange rate risk and interest rate risk. We use financial instruments including foreign currency forward, foreign currency option, forward interest rate and interest rate swap contracts to reduce our risk to these exposures. We do not use derivatives for speculative trading purposes.
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
Cash flow hedges
We are exposed to possible changes in values of certain anticipated foreign currency cash flows resulting from changes in foreign currency exchange rates, primarily associated with our international product sales denominated in Euros. Increases or decreases in the cash flows associated with our international product sales due to movements in foreign currency exchange rates are partially offset by the corresponding increases and decreases in our international operating expenses resulting from these foreign currency exchange rate movements. To further reduce our exposure to foreign currency exchange rate fluctuations on our international product sales, we enter into foreign currency forward and option contracts to hedge a portion of our projected international product sales primarily over a three-year time horizon with, at any given point in time, a higher percentage of nearer term projected product

AMGEN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
sales being hedged than successive periods. As of June 30, 2010 and December 31, 2009, we had open foreign currency forward contracts with notional amounts of $3.2 billion and $3.4 billion, respectively, and open option contracts with notional amounts of $419 million and $376 million, respectively. These foreign currency forward and option contracts, primarily Euro-based, have been designated as cash flow hedges, and accordingly, the effective portion of the unrealized gains and losses on these contracts are reported in Accumulated Other Comprehensive Income (“AOCI”) in the Condensed Consolidated Balance Sheets and reclassified to earnings in the same periods during which the hedged transactions affect earnings.
In connection with the anticipated issuance of long-term fixed-rate debt, we occasionally enter into forward interest rate contracts in order to hedge the variability in cash flows due to changes in the applicable Treasury rate between the time we enter into these contracts and the time the related debt is issued. Gains and losses on such contracts, which are designated as cash flow hedges, are recorded in Other Comprehensive Income (“OCI”) and amortized into earnings over the lives of the associated debt issuances.
The following table reflects the effective portion of the unrealized gain/(loss) recognized in OCI for our cash flow hedge contracts (in millions):

	Three months ended		Six months ended
	June 30,		June 30,
Derivatives in cash flow hedging relationships	2010	2009	2010	2009
Foreign exchange contracts	$224	$(100)	$399	$(77)
Forward interest rate contracts	—	—	—	(11)

Total	$224	$(100)	$399	$(88)

The following table reflects the location in the Condensed Consolidated Statements of Income and the effective portion of the gain/(loss) reclassified from AOCI into earnings for our cash flow hedge contracts (in millions):

		Three months ended		Six months ended
Derivatives in cash flow		June 30,		June 30,
hedging relationships	Statements of income location	2010	2009	2010	2009
Foreign exchange contracts	Product sales	$21	$10	$15	$29
Forward interest rate contracts	Interest expense, net	—	—	—	—

Total		$21	$10	$15	$29

No portions of our cash flow hedge contracts are excluded from the assessment of hedge effectiveness and the ineffective portions of these hedging instruments resulted in approximately $1 million of income recorded in “Interest and other income, net” in the Condensed Consolidated Statements of Income for both the three and six months ended June 30, 2010. The ineffective portions of these hedging instruments resulted in an aggregate expense of approximately $1 million recorded in “Interest and other income, net” and “Interest expense, net” in the Condensed Consolidated Statements of Income for both the three and six months ended June 30, 2009. As of June 30, 2010, the amounts expected to be reclassified from AOCI into earnings over the next 12 months are approximately $130 million of gains on foreign currency forward and option contracts and approximately $1 million of losses on forward interest rate contracts.
Fair value hedges
To achieve a desired mix of fixed and floating interest rate debt, we have entered into interest rate swap agreements, which qualify and have been designated as fair value hedges. The terms of these interest rate swap agreements correspond to the related hedged debt instruments and effectively convert a fixed interest rate coupon to a LIBOR-based floating rate coupon over the lives of the respective notes. We had interest rate swap agreements with aggregate notional amounts of $2.6 billion and $1.5 billion as of June 30, 2010 and December 31, 2009, respectively. The interest rate swap agreements as of June 30, 2010 were for our notes due in 2014, 2017 and 2018 and, as of December 31, 2009 for our notes due in 2014 and 2018. For derivative instruments that are designated and qualify as a fair value hedge, the unrealized gain or loss on the derivative as well as the offsetting unrealized loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings. For the three and six months ended June 30, 2010, we included the unrealized losses on the hedged debt of $107 million and $124 million, respectively, in the same line item, “Interest expense, net” in the Condensed Consolidated Statements of Income, as the offsetting unrealized gains of $107 million and $124 million, respectively, on the related interest rate swap agreements. For the three and six months ended June 30, 2009, we included the unrealized gains on the hedged debt of $41 million and $103 million, respectively, in the same line item, “Interest expense, net” in the Condensed Consolidated Statements of Income, as the offsetting unrealized losses of $41 million and $103 million, respectively, on the related interest rate swap agreements.

AMGEN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Derivatives not designated as hedges
We enter into foreign currency forward contracts to reduce our exposure to foreign currency fluctuations of certain assets and liabilities denominated in foreign currencies which are not designated as hedging transactions. These exposures are hedged on a month-to-month basis. As of June 30, 2010 and December 31, 2009, the total notional amounts of these foreign currency forward contracts, primarily Euro-based, were $566 million and $414 million, respectively.
The following table reflects the location in the Condensed Consolidated Statements of Income and the amount of gain (loss) recognized in income for the derivative instruments not designated as hedging instruments (in millions):

		Three months ended		Six months ended
Derivatives not designated as		June 30,		June 30,
hedging instruments	Statements of income location	2010	2009	2010	2009
Foreign exchange contracts	Interest and other income, net	$53	$(10)	$76	$4
Classification in the Condensed Consolidated Balance Sheets
The following tables reflect the fair values of both derivatives designated as hedging instruments and not designated as hedging instruments included in the Condensed Consolidated Balance Sheets as of June 30, 2010 and December 31, 2009 (in millions):

	Derivative assets		Derivative liabilities
	Balance Sheet location	Fair value	Balance Sheet location	Fair value
Derivatives designated as hedging instruments as of June 30, 2010:
Interest rate swap contracts	Other current assets/ Other non-current assets	$214	Accrued liabilities/ Other non-current liabilities	$—
Foreign exchange contracts	Other current assets/ Other non-current assets	328	Accrued liabilities/ Other non-current liabilities	46

Total derivatives designated as hedging instruments		542		46

Derivatives not designated as hedging instruments as of June 30, 2010:
Foreign exchange contracts	Other current assets	—	Accrued liabilities	—

Total derivatives not designated as hedging instruments		—		—

Total derivatives		$542		$46

AMGEN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Derivative assets		Derivative liabilities
	Balance Sheet location	Fair value	Balance Sheet location	Fair value
Derivatives designated as hedging instruments as of December 31, 2009:
Interest rate swap contracts	Other current assets/ Other non-current assets	$90	Accrued liabilities/ Other non-current liabilities	$—
Foreign exchange contracts	Other current assets/ Other non-current assets	63	Accrued liabilities/ Other non-current liabilities	152

Total derivatives designated as hedging instruments		153		152

Derivatives not designated as hedging instruments as of December 31, 2009:
Foreign exchange contracts	Other current assets	—	Accrued liabilities	—

Total derivatives not designated as hedging instruments		—		—

Total derivatives		$153		$152

Our derivative contracts that were in a liability position as of June 30, 2010 contain certain credit risk related contingent provisions that are triggered if (i) we were to undergo a change in control and (ii) our or the surviving entity’s creditworthiness deteriorates, which is generally defined as having either a credit rating that is below investment grade or a materially weaker creditworthiness after the change in control. If these events were to occur, the counterparties would have the right, but not the obligation, to close the contracts under early termination provisions. In such circumstances, the counterparties could request immediate settlement of these contracts for amounts that approximate the then current fair values of the contracts.
10. Contingencies and commitments
In the ordinary course of business, we are involved in various legal proceedings and other matters, including those discussed in this Note, which are complex in nature and have outcomes that are difficult to predict. We record accruals for such contingencies to the extent that we conclude that it is probable that a liability will be incurred and the amount of the related loss can be reasonably estimated. While it is not possible to accurately predict or determine the eventual outcome of these items, one or more of these items currently pending could have a material adverse effect on our consolidated results of operations, financial position or cash flows.
Certain of our legal proceedings and other matters are discussed below:
Teva Matters
Sensipar® Abbreviated New Drug Application (“ANDA”) Litigation
On July 16, 2010, the U.S. District Court for the District of Delaware (the “Delaware District Court”) vacated its previous scheduling order, including the September 1, 2010 date for the case to enter the trial pool. The Delaware District Court entered a new scheduling order directed to expert discovery and notifying the parties that after August 31, 2010 the court will schedule another status conference.
Simonian v. Amgen Inc.
On June 8, 2010 the U.S. District Court for the Northern District of Illinois granted Amgen’s motion to stay the case. A status hearing has been scheduled for September 16, 2010.
Average Wholesale Price (“AWP”) Litigation
State of Kansas, ex rel Steve Six v. Amgen Inc. and Immunex Corporation.
On May 16, 2010, Amgen and Immunex reached a settlement with the state of Kansas, and, on May 24, 2010, both companies were dismissed from the matter.

AMGEN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Birch v. Sharer, et al.
On June 30, 2010, Amgen filed its demurrer to plaintiff’s complaint with the Complex Division of the Los Angeles Superior Court. The court will hear oral argument on the parties’ demurrers on September 13, 2010.
ERISA Litigation
On June 16, 2010, the U.S. District Court for the Central District of California entered an order dismissing the entire lawsuit with prejudice. On June 24, 2010, the plaintiffs filed a notice of appeal with the U.S. Court of Appeals for the Ninth Circuit. Petitioner’s opening brief and excerpts of record shall be served and filed by December 6, 2010, and respondent’s answering brief and excerpts of record shall be served and filed by January 5, 2011.
Qui Tam Actions
On May 7, 2010, the relator filed two motions with the U.S. District Court for the District of Massachusetts (the “Massachusetts District Court”), one for reconsideration of the Massachusetts District Court’s dismissal and one for leave to file an amended complaint. On May 26, 2010, the Massachusetts District Court denied the relator’s motion for reconsideration but granted leave to file a fourth amended complaint. On May 24, 2010, the states of New York, Massachusetts, Michigan, California, Illinois, and Indiana (the “States”) filed notices of intent to appeal the Massachusetts District Court’s judgment to the U.S. Court of Appeals for the First Circuit. On June 9, 2010, the States filed a motion for certification under rule 54(b) to ensure that they have an appealable order and the Massachusetts District Court granted the motion. On June 11, 2010, the Massachusetts District Court held a scheduling conference related to relator’s fourth amended complaint and ordered that a jury trial be set for the running trial list starting on July 5, 2011. On June 28, 2010, Amgen filed motions to dismiss five non-conspiracy counts and one conspiracy count in the relator’s fourth amended complaint and a hearing on the motions to dismiss was held by the Massachusetts District Court on July 21, 2010. Following oral argument, the Massachusetts District Court denied, from the bench, Amgen’s motions to dismiss and indicated that a written ruling would follow.
Other
Eastern District of New York Subpoenas
Amgen continues to cooperate with the government’s document requests. Additionally, numerous current and former Amgen employees have and continue to receive civil and grand jury subpoenas to provide testimony on a wide variety of subjects.
Western District of Washington Subpoenas
Amgen continues to cooperate with the government’s document requests. Additionally, numerous current and former Amgen employees, including some executive vice presidents and other officers of the Company, have and continue to receive grand jury subpoenas to provide testimony on a wide variety of subjects.

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
Overview
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to assist the reader in understanding Amgen’s business. MD&A is provided as a supplement to, and should be read in conjunction with, our Annual Report on Form 10-K for the year ended December 31, 2009 and our subsequent Quarterly Reports on Form 10-Q, including this report. Our results of operations discussed in MD&A are presented in conformity with GAAP.
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
We operate in a highly regulated industry and various U.S. and foreign regulatory bodies have substantial authority over how we conduct our business. Government authorities in the United States and in other countries regulate the manufacturing and marketing of our products and our ongoing research and development (“R&D”) activities. In recent years, the regulatory environment has evolved and there has been increased scrutiny on drug safety and increased authority being granted to regulatory bodies, in particular the U.S. Food and Drug Administration (“FDA”), to assist in ensuring the safety of therapeutic products. This has and may, in the future, lead to: fewer products being approved by the FDA or other regulatory bodies; delays in receiving approvals; additional safety-related requirements; restrictions on the use of products, including expanded safety labeling, or required risk management activities, including a risk evaluation and mitigation strategy (“REMS”); or other FDA compliance actions related to the promotion and sale of our products and/or additional or more extensive clinical trials as part of post-marketing commitments (“PMCs”), post-marketing requirements or a pharmacovigilance program. This is increasingly true of new therapies with novel mechanisms of action. While these therapies may offer important benefits and/or better treatment alternatives, they may also involve relatively new or a higher level of scientific complexity and, therefore, generate increased safety concerns. Further, safety signals, trends, adverse events (“AEs”) or results from clinical trials, including sub-analyses, studies or meta-analyses (a meta-analysis is the review of studies using various statistical methods to combine results from previous separate, but related, studies) performed by us or by others (including our licensees or independent investigators) or from the marketed use of our products may also result in similar additional safety-related requirements or restrictions on the use of our products.
Most patients receiving our products for approved indications are covered by either government or private payer healthcare programs which have pursued and continue to pursue aggressive cost containment initiatives, including increased focus on comparing the effectiveness, benefits and costs of similar treatments. In addition, governments may regulate access to, prices or reimbursement levels of our products to control costs or to affect levels of use of our products, and private insurers may be influenced by government reimbursement methodologies. Worldwide use of our products may be affected by these cost containment pressures and cost shifting from governments and private insurers to healthcare providers or patients in response to ongoing initiatives to reduce or reallocate healthcare expenditures, such as the recently enacted U.S. healthcare legislation, which will have a material adverse impact on our business, as discussed further below. In addition, the current worldwide economic conditions, including significant escalation of budgetary constraints confronting many governments, have brought increased focus in the area of costs containment. For example, while mandatory price reductions are a recurring aspect of business for the pharmaceutical and biotechnology industries in the European Union (“EU”), many governments in the EU have recently discussed, and continue to explore, options to further reduce healthcare costs. As a result, we may experience mandatory price reductions that are more significant, more frequent or initiated by more countries than our past experience, which may also negatively impact our business. Therefore, sales of our principal products have and will continue to be affected by the availability and extent of reimbursement from third-party payers, including government and private insurance plans, and administration of those programs.
Currently, we market primarily recombinant protein therapeutic products in supportive cancer care, nephrology and inflammation. Our principal products currently include Aranesp® (darbepoetin alfa), EPOGEN® (Epoetin alfa), Neulasta® (pegfilgrastim), NEUPOGEN® (Filgrastim) and ENBREL (etanercept), all of which are sold in the United States. ENBREL is marketed under a co-promotion agreement with Pfizer Inc. (“Pfizer”) in the United States and Canada. Our international product sales consist principally of European sales of Aranesp®, Neulasta® and NEUPOGEN®. Aranesp® and EPOGEN® stimulate the production of red blood cells to treat anemia and belong to a class of drugs referred to as erythropoiesis-stimulating agents (“ESAs”). Aranesp® is used for the treatment of anemia both in supportive cancer care and in nephrology for both patients on dialysis and not on dialysis. EPOGEN® is used in the dialysis setting to treat anemia associated with chronic renal failure (“CRF”). Neulasta® and NEUPOGEN® selectively stimulate the production of neutrophils, a type of white blood cell that helps the body fight infections. ENBREL blocks the biologic activity of tumor necrosis factor (“TNF”) by inhibiting its binding to TNF receptors, a substance induced in response to inflammatory diseases, such as rheumatoid arthritis and psoriasis. For both the three and six months ended June 30, 2010, our principal products represented 92% of worldwide product sales, and for both the three and six months ended June 30, 2009, our principal products represented 93% of worldwide product sales.
During the three months ended June 30, 2010, we also began selling Prolia™ (denosumab), a human monoclonal antibody that specifically targets RANK Ligand, an essential regulator of osteoclasts (the cells that break down bone). In addition, our other marketed products include the following: Sensipar®/Mimpara® (cinacalcet), a small molecule calcimimetic that lowers serum calcium levels; Vectibix® (panitumumab), a fully human monoclonal antibody that binds specifically to the epidermal growth factor receptor; and Nplate® (romiplostim), a thrombopoietin (“TPO”) receptor agonist that mimics endogenous TPO, the primary driver of platelet production. For additional information about our products, their approved indications and where they are marketed, see “Item 1. Business — Marketed Products and Selected Product Candidates” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2009 and the discussion below with respect to Prolia™.
Our U.S. product sales are subject to certain influences throughout the year, including, wholesaler and end-user buying patterns (e.g. holiday-driven wholesaler and end-user stocking, contract-driven buying and patients purchasing products later in the year after satisfying their annual insurance deductibles). These factors can result in higher demand for our products and/or higher wholesaler distributor inventory levels and, therefore, higher product sales for a given three-month period, generally followed by a reduction in demand and/or a drawdown in wholesaler inventories and a corresponding decline in product sales in the subsequent three- month period. Typically, sales of our products in the United States for the three months ended March 31 have been slightly lower relative to the immediately preceding three month period, which we believe to be due, in part, to certain of these factors. During the three months ended June 30, sales of certain of our products, most notably ENBREL, generally increase relative to the three months ended March 31 as patients work through their annual deductibles. These effects have generally not been significant when comparing product sales in the three months ended March 31 and June 30 with product sales in the corresponding periods of the prior year. However, we believe that the decline in product sales for the three months ended March 31, 2009 was more pronounced due to the effects of the adverse economic environment.

Selected Financial Data
(dollar amounts in millions, except per share)

	Three months ended June 30,				Six months ended June 30,
	2010	2009	Change		2010	2009	Change
Product sales:
U.S.	$2,787	$2,833	$(46)	(2)%	$5,464	$5,335	$129	2%
International	826	801	25	3%	1,677	1,537	140	9%

Total product sales	3,613	3,634	(21)	(1)%	7,141	6,872	269	4%

Other revenues	191	79	112	—	255	149	106	71%

Total revenues	$3,804	$3,713	$91	2%	$7,396	$7,021	$375	5%

Operating expenses	$2,287	$2,256	$31	1%	$4,398	$4,243	$155	4%

Net income	$1,202	$1,269	$(67)	(5)%	$2,369	$2,288	$81	4%

Diluted earnings per share	$1.25	$1.25	$—	0%	$2.43	$2.23	$0.20	9%
Total revenues for the three and six months ended June 30, 2010 increased $91 million, or 2%, and $375 million, or 5%, respectively, over the prior year periods. For the three months ended June 30, 2010, the increase in total revenues was due to an increase in other revenues of $112 million, substantially all of which relates to certain milestone payments earned from GlaxoSmithKline plc (“GSK”) in connection with the approval and launch of Prolia™ in the EU and from Takeda Pharmaceutical Company Limited for the approval of Vectibix® in Japan, partially offset by a decline in worldwide product sales of $21 million, or 1%, discussed below. For the six months ended June 30, 2010, the increase in total revenues was primarily due to an increase in worldwide product sales of $269 million, or 4%, discussed below, and, to a lesser extent, an increase in other revenues of $106 million, primarily resulting from the milestone payments earned in the three months ended June 30, 2010.
U.S. product sales for the three and six months ended June 30, 2010 decreased $46 million, or 2%, and increased $129 million, or 2%, respectively, over the prior year periods. The decline in U.S. product sales for the three months ended June 30, 2010 was driven by an overall decline in demand, primarily attributable to Aranesp®, slightly offset by favorable changes in wholesaler inventories. The increase in U.S. product sales for the six months ended June 30, 2010 was primarily attributable to favorable changes in wholesaler inventories and, to a lesser extent, a net increase in demand as the decline in demand for Aranesp® was more than offset by an increase in demand for our other products. The favorable changes in wholesaler inventories which occurred during the six months ended June 30, 2010 are largely attributable to the significant decline in these inventories that occurred in the three months ended March 31, 2009, which we believe was as a result of the adverse economic environment. Wholesaler inventories generally remained at these reduced levels during the three months ended June 30, 2009.
International product sales for the three and six months ended June 30, 2010 increased $25 million, or 3%, and $140 million, or 9%, respectively, over the prior year periods. These increases were primarily due to the launches of Vectibix®, Mimpara® and Nplate® into existing international markets and the favorable impact of foreign currency exchange rate changes of $11 million and $50 million for the three and six months ended June 30, 2010, respectively. Excluding the impact of foreign currency exchange rate changes, international product sales for the three and six months ended June 30, 2010 increased 2% and 6%, respectively.
Our operating expenses for the three and six months ended June 30, 2010 increased by $31 million, or 1%, and $155 million, or 4%, respectively, over the prior year periods. These increases were primarily as a result of increased selling, general and administrative (“SG&A”) expenses of $76 million and $162 million, respectively, in part due to increased spending activities in anticipation of the approval and launch of Prolia™. The increase in SG&A expenses in the three months ended June 30, 2010 was partially offset by $49 million of charges in the three months ended June 30, 2009 for certain cost savings initiatives and legal matters for which there were no corresponding charges in the three months ended June 30, 2010.
For the three and six months ended June 30, 2010, net income decreased $67 million, or 5%, and increased $81 million, or 4%, respectively, over the prior year periods. Net income for the three months ended June 30, 2010 decreased primarily as a result of a $115 million income tax benefit recognized in the three months ended June 30, 2009 as a result of the favorable resolution of certain non-routine transfer pricing matters with the IRS for prior periods (the “IRS tax settlement”), partially offset by higher operating income for the three months ended June 30, 2010, discussed above. Net income for the six months ended June 30, 2010 increased primarily as a result of higher operating income, discussed above, partially offset by the IRS tax settlement recognized in the three months ended June 30, 2009. Diluted EPS was unchanged at $1.25 for the three months ended June 30, 2010 and 2009 as the reduction in net income for the three months ended June 30, 2010 was offset by the reduction in the number of shares used in the calculation of diluted EPS (964 million shares compared to 1,017 million shares for the three months ended June 30, 2010 and 2009, respectively). Diluted EPS was $2.43 for the six months ended June 30, 2010, representing an increase of 9%, over the prior year period which also benefitted from a reduction in the number of shares used in the calculation of diluted

EPS (976 million shares compared to 1,027 million shares for the six months ended June 30, 2010 and 2009, respectively.) The decrease in the number of shares used in the computations of diluted EPS reflects the impact of our stock repurchase program, including approximately 10 million and 39 million shares which were repurchased in the three and six months ended June 30, 2010, respectively, at a total cost of $616 million and $2.3 billion, respectively.
As of June 30, 2010, cash, cash equivalents and marketable securities totaled $14.5 billion, our total debt outstanding was $11.7 billion and our stockholders’ equity aggregated $23.2 billion. In addition, our cash flow from operations for the six months ended June 30, 2010 was $2,477 million, representing a 2% decrease over the corresponding prior year period. Capital expenditures for the six months ended June 30, 2010 and 2009 were approximately $271 million and $256 million, respectively. We believe that existing funds, cash generated from operations and existing sources of and access to financing are adequate to satisfy our working capital, capital expenditure and debt service requirements for the foreseeable future, including the repayment of our 2011 Convertible Notes with a principal balance of $2.5 billion due in February 2011. Of our total cash, cash equivalents and marketable securities balance as of June 30, 2010, approximately $12.3 billion was generated from operations in foreign tax jurisdictions and is held outside the U.S. and is intended for use in our foreign operations. If these funds were repatriated for use in our U.S. operations, we would be required to pay additional U.S. federal and state income taxes at the applicable marginal tax rates.
Key developments
The following is a list of selected key developments that occurred during 2010 affecting our business.
U.S. Healthcare Reform
In March 2010, the Patient Protection and Affordable Care Act (the “PPACA”) and the companion Healthcare and Education Reconciliation Act, which made certain changes and adjustments to the PPACA, primarily with respect to the PPACA’s financial and budgetary impacts, were signed into law. We refer to these two laws collectively as the “new healthcare reform law.” The new healthcare reform law imposes additional costs on and reduces revenue for companies in the biotechnology and pharmaceutical industries. The following paragraphs describe certain of the provisions of the new healthcare reform law that will affect Amgen and our business.
Added Costs
The new healthcare reform law increases the rebates we pay to the states for our products that are covered and reimbursed by state Medicaid programs. See “Government Regulation—Other” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2009. The healthcare reform law increases the minimum base Medicaid rebate rate payable on our products reimbursed by Medicaid from 15.1% to 23.1% of the Average Manufacturer Price (“AMP”) of the product, or if it is greater, the difference between the AMP and the best price available from us to any non-exempt customer. The change in the minimum rebate percentage was effective as of January 1, 2010. (During the six months ended June 30, 2010, our U.S. product sales were negatively impacted by $21 million related to this provision of the new healthcare reform law.) The healthcare reform law also extends the Medicaid drug rebate program to patients in Medicaid managed care insurance plans for whom rebates were not previously required. The extension of rebates to patients in Medicaid managed care plans was effective on March 23, 2010. (During the six months ended June 30, 2010, our U.S. product sales were negatively impacted by $31 million related to this provision of the new healthcare reform law.) In addition, the healthcare reform law changes how the AMP is calculated by excluding certain clinics and hospitals from the calculation, which is expected to increase the AMP for our products reimbursed by Medicaid programs. An increase to our products’ AMP also increases the amount of the rebates we pay to state Medicaid programs covering such products. The change to the AMP definition will become effective on October 1, 2010.
The new healthcare reform law also expands the list of provider institutions to which we must extend discounts under the Public Health Service (“PHS”) 340B drug pricing program. The PHS pricing program requires that we extend discounts comparable to the Medicaid rebate to a variety of community health clinics and other entities that receive health services grants from the PHS, as well as hospitals that serve a disproportionate share of Medicare and Medicaid beneficiaries. The new healthcare reform law adds certain cancer centers, children’s hospitals and rural hospitals to the list of entities to which these discounts must be extended. This change to the list of eligible entities was effective as of January 1, 2010. (During the six months ended June 30, 2010, our U.S. product sales were negatively impacted by $17 million related to this provision of the new healthcare reform law.)
The healthcare reform law also imposes a new fee on manufacturers and importers of “branded prescription drugs,” which includes drugs approved under section 505(b) of the Federal Food, Drug, and Cosmetic Act or biologicals licensed under section 351(a) of the Public Health Service Act. Beginning in 2011, the new healthcare reform law sets an aggregate annual fee, to be paid by these manufacturers and importers, totaling $28 billion over ten years, of which $2.5 billion is payable in 2011. This annual fee will be apportioned among the participating companies, including Amgen, based on each company’s sales of qualifying products to, and utilization by, certain U.S. government programs during the preceding calendar year. This fee is not deductible for U.S. federal income tax purposes. This additional fee will become effective January 1, 2011. Manufacturers and importers of generic or biosimilar drugs are not subject to the fee.
The new law also requires manufacturers, like us, to provide a 50% discount to Medicare Part D patients whose prescription expenses exceed the Part D prescription drug coverage limit but have not yet reached the catastrophic coverage threshold. This coverage gap is sometimes referred to as the Part D “doughnut hole.” This provision becomes effective January 1, 2011.
Other Relevant Provisions
The new healthcare reform law expands the Medicaid eligibility to include those with incomes up to 133% of the federal poverty level (“FPL”), from 100% of the FPL. This provision becomes effective January 1, 2014.
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
The U.S. healthcare reform legislation signed into law in March 2010 will impact the revenue we earn on sales of certain of our products more than others depending on where they are used, who they are prescribed to and how they are reimbursed. Total U.S. product sales for the three months ended June 30, 2010 were adversely impacted by $45 million for the provisions of the new healthcare reform law that were in effect during this period, partially offset by $9 million of favorable changes in accounting estimates with respect to related accruals recorded in the the three months ended March 31, 2010. For the six months ended June 30, 2010, total U.S. product sales were adversely impacted by $69 million for the provisions of the new healthcare reform law. We currently anticipate that the full year impact of the new healthcare reform law will be approximately $200 million to $250 million for 2010. As additional provisions of the new healthcare reform law are implemented and certain other provisions only in effect for part of 2010 become effective for the full year, we anticipate that the future annual impact will increase significantly. As a result, we expect that the new healthcare reform law, taken as a whole, will have a material adverse effect on our business and results of operations. Estimating the aggregate financial impact resulting from the new healthcare reform law is highly complex and is dependent on a number of factors, such as our estimated sales volume and mix of products eligible for the rebates and discounts, the number of patients and provider institutions now eligible for rebates and discounts (for example, Medicaid managed care organizations, PHS provider institutions, etc.), pending implementation guidance and the results of regulatory and reimbursement matters associated with our marketed products and product candidates. Therefore, our estimates are subject to change. However, based on our current understanding of the new healthcare reform law and assuming no significant changes in our current U.S. product sales volume and mix, we currently estimate that the impact of the new healthcare reform law in 2011 will be approximately two-and-a-half times the amount currently estimated for 2010. See discussion below regarding the income statement classification of the costs associated with the new healthcare reform law.
Accounting Treatment
In accordance with GAAP, the increase in the amount of the Medicaid rebates and related discounts that we will pay as a result of the changes imposed by the new healthcare reform law, including as a result of extending such rebates and discounts to additional healthcare providers, has been and will continue to be reflected as a reduction of our product sales in our Condensed Consolidated Statements of Income. The income statement presentation of the new fee on branded prescription drugs to be paid by the manufacturers and importers beginning in 2011 has not yet been determined by the U.S. accounting standards setting bodies.
Prolia™ Developments
On May 28, 2010, the European Commission (“EC”) granted marketing authorization for Prolia™ for the treatment of osteoporosis in postmenopausal women at increased risk of fractures and for the treatment of bone loss associated with hormone ablation in men with prostate cancer at increased risk of fractures. The timing of reimbursement authority approval of pricing in individual EU countries will vary by country, which could follow the EC approval by many months. For example, on July 1, 2010, Prolia™ received reimbursement authority in Germany. We and GSK will jointly commercialize Prolia™ for postmenopausal osteoporosis (“PMO”) in Europe in accordance with a collaboration agreement entered into in July 2009.

On June 1, 2010, the FDA approved Prolia™ for the treatment of postmenopausal women with osteoporosis at high risk for fracture, defined as a history of osteoporotic fracture, or multiple risk factors for fracture, or patients who have failed or are intolerant to other available osteoporosis therapy. U.S. sales of Prolia™ for the three months ended June 30, 2010 totaled approximately $3 million, which was largely as a result of stocking of inventory by wholesalers.
In consultation with the FDA, we have created several programs to help physicians and patients make treatment decisions for postmenopausal women with osteoporosis at high risk for fracture and to facilitate post-marketing safety surveillance. These include:
•	A REMS which communicates the product’s risks. The Prolia™ REMS consists of a communication plan for healthcare providers and a medication guide for patients.

•	A comprehensive post-marketing surveillance program. We will continue to gather data from extension studies in more than 4,500 women with PMO who will have exposure to Prolia™ for up to 10 years. In addition, we will implement an international Prolia™ long-term safety observational study to assess pre-specified AEs of special interest based on seven existing data systems from five countries, which will include healthcare administrative databases, electronic medical records, and national health registries. These women with PMO who received Prolia™ will be followed long-term. Finally, we are launching the Prolia™ Post marketing Active Safety Surveillance Program to monitor the long-term safety of Prolia™ and improve the quality of data collected in the post-marketing setting. This program is intended to enhance the AEs reporting system by soliciting reports of pre-specified AEs of special interest.
Other Denosumab* Developments
On May 14, 2010, we submitted a Biologics License Application (“BLA”) to the FDA for denosumab for the reduction of skeletal related events (“SREs”) in cancer patients. Skeletal metastases weaken and destroy bone. This can result in a number of serious complications, collectively called SREs, comprising fracture, radiation to bone, surgery to bone or spinal cord compression. All can be serious complications for advanced cancer patients. The BLA submission summarizes clinical experience from nearly 6,900 patients across 18 clinical studies, including approximately 5,700 patients with advanced cancer in the three pivotal Phase 3 head-to-head trials versus Zometa® (zoledronic acid). On July 16, 2010, we announced that the FDA granted priority review designation to our denosumab BLA. Consistent with priority review guidelines, the FDA will target an Agency action within six months of the application submission date, resulting in a Prescription Drug User Fee Act (“PDUFA”) action date of November 18, 2010.
On June 5, 2010, we announced detailed results from a Phase 3, head-to-head trial which compared the efficacy and safety of denosumab versus Zometa® in 1,901 patients with hormone-refractory prostate cancer and bone metastases. The study met its primary and secondary endpoints and demonstrated denosumab’s superiority over Zometa® in delaying or preventing SREs. These statistically significant results were presented in an oral session on June 6, 2010 at the American Society of Clinical Oncology 2010 Annual Meeting in Chicago (Late Breaking Abstract Number #LBA4507). In this study, denosumab was superior to Zometa® in significantly delaying the time to first on-study SRE (Hazard Ratio (“HR”) 0.82, 95% Confidence Interval (“CI”): 0.71, 0.95; P = 0.008) with a median time to first on-study SRE of 20.7 months versus 17.1 months for Zometa®. Denosumab was also superior to Zometa® in significantly delaying the development of multiple SREs (time to first and subsequent on-study SRE) (HR 0.82, 95% CI: 0.71, 0.94; P = 0.004). Overall rates of AEs and serious AEs, including infections, were generally similar between the two arms. Osteonecrosis of the jaw (“ONJ”) was infrequent (22 patients receiving denosumab (2.3%) as compared with 12 patients receiving Zometa® (1.3%)); the incidence of ONJ was not significantly different between treatment arms. As with previous studies in advanced cancer patients, hypocalcemia was more frequent in the denosumab arm. Both overall survival (“OS”) (HR 1.03, 95% CI: 0.91, 1.17; P=0.65) and the time to cancer progression (HR 1.06, 95% CI: 0.95, 1.18; P=0.30) were balanced between treatment arms. The most common AEs for denosumab were anemia, back pain, and nausea, and the most common AEs for Zometa® were anemia, back pain, and decreased appetite. The data from this trial, which we had previously announced on February 8, 2010, were included in our May 14, 2010 BLA filed with the FDA.

*
Denosumab has been approved under the trade name Prolia™ in multiple regions to treat certain bone loss conditions. The trade name of Denosumab may be different for advanced cancer indications with higher dosing and/or more frequent administration.

ESA Developments
On February 16, 2010, Amgen and Centocor Ortho Biotech Products, L.P. (“Centocor Ortho Biotech Products”), a subsidiary of Johnson & Johnson (“J&J”), announced that the FDA approved a REMS for ESAs which includes Aranesp®, EPOGEN® and Procrit® (Epoetin alfa). As part of the REMS, a medication guide explaining the risks of ESAs must be provided to all patients receiving ESAs. In addition, the ESA APPRISE (Assisting Providers and cancer Patients with Risk Information for the Safe use of ESAs) Oncology Program was established as a part of the ESA REMS. The FDA has determined that a REMS is necessary for ESAs to ensure the benefits of these drugs outweigh the risks of shortened OS and/or increased tumor progression or recurrence as identified in clinical studies in patients with breast, non-small cell lung, head and neck, lymphoid and cervical cancers. In order to ensure continued access to ESAs for healthcare providers who prescribe, or prescribe and dispense, ESAs to patients with cancer, healthcare providers and hospitals are required to train and enroll in the ESA APPRISE Oncology Program by February 15, 2011. Enrolled prescribers are required to document that a discussion about the risks of ESAs took place with each patient prior to the initiation of each new course of ESA therapy. The ESA APPRISE Oncology Program was launched on March 24, 2010. Direct patient registration or approval prior to ESA administration is not required through the ESA APPRISE Oncology Program.
On March 24, 2010, the Centers for Medicare & Medicaid Services (“CMS”) held a Medicare Evidence Development & Coverage Advisory Committee (“MEDCAC”) meeting to examine the currently available evidence on the use of ESAs to manage anemia in patients who have chronic kidney disease (“CKD”). There was no clear outcome from the MEDCAC meeting. Additionally, on June 16, 2010, the CMS opened a national coverage analysis (“NCA”) for the use of ESAs to manage anemia in patients with CKD and dialysis-related anemia, which is generally the CMS’ first step toward developing a national coverage determination (“NCD”). Generally, a NCD is a national policy statement granting, limiting or excluding Medicare coverage or reimbursement for a specific medical item or service. The CMS has stated that the NCA process for ESAs will conclude on or before June 16, 2011, but the CMS could propose a NCD at any time prior to that deadline. We also expect that the discussions at the proposed FDA drug advisory committee meeting expected to be held later this year may inform decisions about coverage and reimbursement policies for ESAs in patients with CKD.
On July 26, 2010, the CMS released the Final Rule on Bundling in Dialysis which goes into effect January 2011. Key provisions under this rule include the following:
•	Unit of payment – the CMS finalized its proposal to continue a per treatment unit of payment. Consistent with current policy, end stage renal disease (“ESRD”) facilities could be paid for up to three treatments per week, unless medical necessity justifies more than three treatments per week.

•	Payment rate – for 2011 the base rate is $229.63.

•	Oral drugs without intravenous equivalents – oral-only drugs, such as Sensipar® and phosphate binders, will remain under Medicare beneficiaries’ prescription drug benefit and paid for under Medicare Part D until 2014 when they will be reimbursed in the bundle.
Under the final rule, ESRD facilities must elect, by November 1, 2010, whether they will implement the final rule in its entirety beginning in 2011. If they do not elect to do so, they will implement the bundling provisions ratably over a four-year period beginning in 2011. Further, in preparation of implementing the final rule, ESRD facilities may begin to transition their treatment protocols in the second half of 2010, which could impact the dose/utilization of EPOGEN®.
In addition, on July 26, 2010, the CMS also published concurrently the ESRD Quality Improvement Program (“QIP”) Proposed Rule. This proposed rule will have a 60 day comment period ending September 24, 2010. Under the QIP, beginning in 2012, ESRD facilities will be subject to a payment penalty of up to 2% of amounts reimbursed for failure to meet or exceed the CMS’ standards. The CMS proposes that the penalty be based upon a composite score of measures as follows:
•	The percent of Medicare patients with hemoglobin (“Hb”) levels below 10 grams per deciliter (“g/dL”) constitutes 50% of the weighting.

•	The percent of Medicare patients with Hb levels above 12 g/dL represents 25% of the weighting.

•	The percent of Medicare patients with an average Urea Reduction Ratio of greater than or equal to 65% constitutes 25% of the weighting.
Certain of these ESA developments may have material adverse impact on our business and results of operations.

Vectibix® (panitumumab) Developments
On April 16, 2010, our application for marketing authorization for the use of Vectibix® in the first and second line treatment of metastatic colorectal cancer (“mCRC”) in patients whose tumors contain wild type KRAS genes was submitted to the European Medicines Agency (“EMA”).
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
Results of Operations
Product sales
Worldwide product sales were as follows (dollar amounts in millions):

	Three months ended June 30,			Six months ended June 30,
	2010	2009	Change	2010	2009	Change
Aranesp®	$603	$693	(13)%	$1,230	$1,319	(7)%
EPOGEN®	657	638	3%	1,280	1,203	6%
Neulasta®/NEUPOGEN®	1,174	1,158	1%	2,353	2,231	5%
ENBREL	877	899	(2)%	1,681	1,657	1%
Sensipar®	172	167	3%	351	315	11%
Vectibix®	72	56	29%	139	109	28%
Nplate®	55	23	—	104	38	—
Prolia™	3	—	—	3	—	—

Total product sales	$3,613	$3,634	(1)%	$7,141	$6,872	4%

Product sales are influenced by a number of factors, some of which may impact sales of certain products more significantly than others, including:
•	demand;
•	wholesaler and end-user inventory management practices;
•	contracting and pricing strategies;
•	recently enacted U.S. healthcare reform;
•	third-party reimbursement availability and policies;
•	government programs;
•	governmental or private organization regulations or guidelines relating to the use of our product;
•	clinical trial outcomes;
•	AEs or results from clinical trials, including sub-analyses, studies or meta-analyses performed by us or by others (including our licensees or independent investigators), which could impact product safety labeling and may negatively impact healthcare provider prescribing behavior, use of our products, regulatory or private healthcare organization medical guidelines and reimbursement practices;
•	clinical practice;
•	patient population growth;
•	new product launches and indications;
•	competitive products;
•	fluctuations in foreign currency exchange rates;
•	the current global economic environment;
•	product supply; and
•	acquisitions.
In addition, general economic conditions may affect, or in some cases amplify, certain of these factors with a corresponding impact on our product sales.
Aranesp®
Total Aranesp® sales by geographic region were as follows (dollar amounts in millions):

	Three months ended June 30,			Six months ended June 30,
	2010	2009	Change	2010	2009	Change
Aranesp® — U.S.	$267	$338	(21)%	$535	$630	(15)%
Aranesp® — International	336	355	(5)%	695	689	1%

Total Aranesp®	$603	$693	(13)%	$1,230	$1,319	(7)%

U.S. Aranesp® sales for the three and six months ended June 30, 2010 decreased 21% and 15%, respectively. The decreases were driven by declines in demand due to decreases in units sold reflecting an overall decline in the segment, and to a lesser extent, a slight loss of segment share. The decline in U.S. Aranesp® sales for the six months ended June 30, 2010 was slightly offset by favorable changes in wholesaler inventories.
The 5% decrease in international Aranesp® sales for the three months ended June 30, 2010 was due to a decrease in demand reflecting an overall decline in the segment, partially offset by a slight positive impact of foreign currency exchange rates of $3 million. The 1% increase in international Aranesp® sales for the six months ended June 30, 2010 is primarily due to the positive impact of changes in foreign currency exchange rates, which aggregated approximately $19 million, partially offset by a decrease in demand. For the three and six months ended June 30, 2010, excluding the impact of foreign currency exchange rate changes, international Aranesp® sales decreased 6% and 2%, respectively.
In addition to other factors mentioned in the “Product sales” section above, future Aranesp® sales will be dependent, in part, on such factors as:
•	regulatory developments, including:
–	the REMS for our ESAs, including the pace and extent of enrollment by healthcare providers and hospitals in the ESA APPRISE Oncology Program by February 15, 2011, and compliance with the requirement to document discussions with each patient for each new course of therapy about the risk of ESAs;
–	the ESA product label changes reflecting certain results of our Trial to Reduce Cardiovascular Endpoints with Aranesp® Therapy (“TREAT”) study (“TREAT label changes”);

–	the proposed FDA advisory committee meeting in 2010 to re-evaluate the use of ESAs to treat anemia in patients with CKD;
–	future product label changes, including those we are currently discussing with regulatory authorities;
•	reimbursement developments, including those resulting from:
–	the NCA, which the CMS opened in June 2010, for the use of ESAs to manage anemia in patients with CKD and dialysis-related anemia;
–	the results of the CMS’ MEDCAC meeting in March 2010 to examine currently available evidence on the use of ESAs to manage anemia in patients who have CKD;
–	governments’ and/or third-party payers’ reaction to regulatory developments, including the REMS for our ESAs, the TREAT label changes and future product label changes;
–	changes in reimbursement rates or changes in the basis for reimbursement, including Medicare and Medicaid, by the federal, U.S. state and foreign governments;
–	cost containment pressures by third-party payers, including governments and private insurance plans;
•	our ability to maintain worldwide segment share and differentiate Aranesp® from current and potential future competitive therapies or products, including J&J’s Epoetin alfa product marketed in the United States and certain other locations outside of the United States and other competitors’ products outside of the United States, including biosimilar products that have been launched;
•	development of new protocols, tests and/or treatments for cancer and/or new chemotherapy treatments or alternatives to chemotherapy that may have reduced and may continue to reduce the use of chemotherapy in some patients;
•	addressable patient population; and
•	expansion into new international territories.
Certain of these factors could have a material adverse impact on future sales of Aranesp®.
EPOGEN®
Total EPOGEN® sales were as follows (dollar amounts in millions):

	Three months ended June 30,			Six months ended June 30,
	2010	2009	Change	2010	2009	Change
EPOGEN® — U.S.	$657	$638	3%	$1,280	$1,203	6%
EPOGEN® sales for the three months ended June 30, 2010 increased 3% primarily due to an increase in demand and favorable changes in wholesaler inventories. The increase in demand was principally due to increased patient population growth, partially offset by a decrease in dose utilization. EPOGEN® sales for the six months ended June 30, 2010 increased 6% primarily due to an increase in demand and, to a lesser extent, favorable changes in wholesaler inventories. The increase in demand is due to an increase in patient population growth and dose utilization.
In addition to other factors mentioned in the “Product sales” section above, future EPOGEN® sales will be dependent, in part, on such factors as:
•	reimbursement developments, including those resulting from:
–	the CMS’ Final Rule on Bundling in Dialysis, including the extent to which ESRD facilities elect to fully adopt, by November 1, 2010, the final rule in its entirety beginning in 2011 and the extent to which ESRD facilities begin to transition their treatment protocols in the second half of 2010 in preparation for implementing the final rule;
–	the NCA, which the CMS opened in June 2010, for the use of ESAs to manage anemia in patients with CKD and dialysis-related anemia;

–	the results of the CMS’ MEDCAC meeting in March 2010 to examine currently available evidence on the use of ESAs to manage anemia in patients who have CKD;
–	the federal government’s reaction to regulatory developments, including the REMS for our ESAs, which we have recently implemented, and future product label changes;
–	cost containment pressures from the federal and state governments on healthcare providers;
–	other changes in reimbursement rates or changes in the basis for reimbursement by the federal and state governments, including Medicare and Medicaid;
•	regulatory developments, including those resulting from:
–	the REMS for our ESAs;
–	the proposed FDA advisory committee meeting in 2010 to re-evaluate the use of ESAs to treat anemia in patients with CKD;
–	future product label changes;
•	changes in dose fluctuations as healthcare providers continue to refine their treatment practices to maintain patient Hb levels in the 10 to 12 g/dL range;
•	governmental or private organization regulations or guidelines relating to the use of our products, including changes in medical guidelines and legislative actions;
•	changes in dose utilization or route of administration; and
•	development of new modalities or therapies to treat anemia associated with CRF.
Certain of these factors could have a material adverse impact on future sales of EPOGEN®.
Neulasta®/NEUPOGEN®
Total Neulasta®/NEUPOGEN® sales by geographic region were as follows (dollar amounts in millions):

	Three months ended June 30,			Six months ended June 30,
	2010	2009	Change	2010	2009	Change
Neulasta® — U.S.	$643	$625	3%	$1,280	$1,219	5%
NEUPOGEN® — U.S.	225	230	(2)%	450	432	4%

U.S. Neulasta®/NEUPOGEN® — Total	868	855	2%	1,730	1,651	5%

Neulasta® — International	218	206	6%	444	389	14%
NEUPOGEN® — International	88	97	(9)%	179	191	(6)%

International Neulasta®/NEUPOGEN® — Total	306	303	1%	623	580	7%

Total Neulasta®/NEUPOGEN®	$1,174	$1,158	1%	$2,353	$2,231	5%

U.S. sales of Neulasta®/NEUPOGEN® for the three months ended June 30, 2010 increased 2% due primarily to favorable changes in wholesaler inventories, partially offset by a low single-digit percentage point decrease in demand. The decrease in demand was driven by a decline in units sold, partially offset by a mid single-digit percentage point increase in the average net sales price. U.S. sales of Neulasta®/NEUPOGEN® for the six months ended June 30, 2010 increased 5% due to favorable changes in wholesaler inventories and, to a lesser extent, an increase in demand. The increase in demand was driven by a mid single-digit percentage point increase in the average net sales price, partially offset by a decline in units sold.
International Neulasta®/NEUPOGEN® sales for the three months ended June 30, 2010 increased 1% primarily driven by the positive impact of changes in foreign currency exchange rates of $5 million. This increase was partially offset by a slight decrease in demand. International Neulasta®/NEUPOGEN® sales for the six months ended June 30, 2010 increased 7% due to an increase in demand and the positive impact of changes in foreign currency exchange rates of $21 million. The increase in demand was driven by expansion into newer territories and the continued conversion from NEUPOGEN® to Neulasta. For the three and six months ended

June 30, 2010, excluding the impact of foreign currency exchange rate changes, international Neulasta®/NEUPOGEN® sales decreased 1% and increased 4%, respectively.
In addition to other factors mentioned in the “Product sales” section above, future Neulasta®/NEUPOGEN® sales will be dependent, in part, on such factors as:
•	changes in reimbursement rates or changes in the basis for reimbursement, including Medicare and Medicaid, by the federal, U.S. state and foreign governments;
•	development of new protocols, tests and/or treatments for cancer and/or new chemotherapy treatments or alternatives to chemotherapy that may have reduced and may continue to reduce the use of chemotherapy in some patients;
•	expansion into new international territories;
•	competitive products, including biosimilar products that have been or may be approved and launched in the EU;
•	the availability, extent and access to reimbursement from government and third-party payers;
•	cost containment pressures from governments and private insurers on healthcare providers; and
•	penetration of existing segments.
Certain of these factors could have a material adverse impact on future sales of Neulasta®/NEUPOGEN®.
ENBREL
Total ENBREL sales by geographic region were as follows (dollar amounts in millions):

	Three months ended June 30,			Six months ended June 30,
	2010	2009	Change	2010	2009	Change
ENBREL — U.S.	$819	$846	(3)%	$1,573	$1,558	1%
ENBREL — Canada	58	53	9%	108	99	9%

Total ENBREL	$877	$899	(2)%	$1,681	$1,657	1%

The 2% decline in ENBREL sales for the three months ended June 30, 2010 was driven by a decrease in demand. The decrease in demand was principally due to a mid single-digit percentage point decline in units sold, reflecting a share decline primarily as a result of increased competitive activity in dermatology, partially offset by an increase in the average net sales price. The 1% increase in ENBREL sales for the six months ended June 30, 2010 was due to favorable changes in wholesaler inventories. Demand for the six months ended June 30, 2010 was relatively unchanged as the low single-digit percentage point decline in units sold was substantially offset by an increase in the average net sales price. ENBREL continues to maintain a leading position in both the rheumatology and dermatology segments.
In addition to other factors mentioned in the “Product sales” section above, future ENBREL sales will be dependent, in part, on such factors as:
•	the effects of competing products or therapies, including new competitive products, such as Centocor Ortho Biotech’s Simponi™ (golimumab) and Stelara™ (ustekinumab) and UCB/Nektar Therapeutics’ Cimzia® (PEGylated anti-TNF alpha) and, in part, our ability to differentiate ENBREL based on a combination of its safety profile and efficacy;
•	changes in reimbursement rates or changes in the basis for reimbursement, including Medicare and Medicaid, by the federal government and U.S. states;
•	the availability, extent and access to reimbursement from government and third-party payers;
•	future product label changes;
•	risk management activities, including the recent modification to our REMS, undertaken by us or required by the FDA or other regulatory authorities;
•	growth in the rheumatology and dermatology segments; and
•	cost containment pressures from governments and private insurers on healthcare providers.

Certain of these factors could have a material adverse impact on future sales of ENBREL.
Selected operating expenses
The following table summarizes selected operating expenses (dollar amounts in millions):

	Three months ended June 30,			Six months ended June 30,
	2010	2009	Change	2010	2009	Change
Operating expenses:
Cost of sales (excludes amortization of certain acquired intangible assets)	$553	$531	4%	$1,061	$1,008	5%
% of product sales	15.3%	14.6%		14.9%	14.7%
Research and development	$675	$693	(3)%	$1,321	$1,326	0%
% of product sales	18.7%	19.1%		18.5%	19.3%
Selling, general and administrative	$986	$910	8%	$1,870	$1,708	9%
% of product sales	27.3%	25.0%		26.2%	24.9%
Amortization of certain acquired intangible assets	$73	$73	0%	$147	$147	0%
Other charges	$—	$49	—	$(1)	$54	—
Cost of sales
Cost of sales, which excludes the amortization of certain acquired intangible assets, increased to 15.3% of product sales for the second quarter of 2010, primarily driven by higher bulk material cost and less favorable product mix compared to the second quarter of 2009, partially offset by lower royalties and excess capacity charges. Cost of sales increased to 14.9% of product sales for the six months ended June 30, 2010, primarily driven by higher bulk material cost, partially offset by lower royalties compared to the six months ended June 30, 2009.
Research and development
R&D costs are expensed as incurred and primarily include salaries, benefits and other staff-related costs; facilities and overhead costs; clinical trial and related clinical manufacturing costs; contract services and other outside costs; R&D information systems’ costs; and amortization of acquired technology used in R&D with alternative future uses. R&D expenses include costs incurred under R&D arrangements with our corporate partners and costs and cost recoveries associated with collaborative R&D and in-licensing arrangements, including upfront fees and milestones paid to collaboration partners in connection with technologies that have no alternative future use. Net payment or reimbursement of R&D costs for R&D collaborations is recognized when the obligation is incurred or as we become entitled to the cost recovery.
R&D expenses decreased 3% for the three months ended June 30, 2010, which was primarily attributable to lower milestone payments related to the $50 million expense in the three months ended June 30, 2009 resulting from the payment to obtain an exclusive license to Cytokinetics Incorporated’s (“Cytokinetics”) cardiac contractility program, partially offset by lower expense recoveries associated with ongoing collaborations of $33 million and higher staff related costs of $18 million.
R&D expenses remained essentially unchanged for the six months ended June 30, 2010 compared to the corresponding period of the prior year as the reduction related to the above-noted prior year $50 million payment to Cytokinetics and the current year lower denosumab SRE clinical trial costs of $57 million were offset by lower expense recoveries of $61 million associated with our ongoing collaborations and higher staff-related costs of $49 million.
Selling, general and administrative
Selling, general and administrative (“SG&A”) expenses are primarily comprised of salaries, benefits and other staff-related costs associated with sales and marketing, finance, legal and other administrative personnel; facilities and overhead costs; outside marketing, advertising and legal expenses and other general and administrative costs. SG&A expenses include costs and cost recoveries associated with certain collaborative arrangements. Net payment or reimbursement of SG&A costs for collaborations is recognized when the obligation is incurred or as we become entitled to the cost recovery.

For the three months ended June 30, 2010, the 8% increase in SG&A expenses was primarily due to increased spending for activities in anticipation of the approval and launch of Prolia™ and promotional costs on marketed products of $44 million, higher litigation expenses of $24 million and higher staff-related costs of $14 million. The increase in SG&A expenses was partially offset by expense recoveries of $10 million related to our GSK collaboration for Prolia™ and lower expenses associated with the Pfizer profit share of $7 million due to lower ENBREL sales.
For the six months ended June 30, 2010, the 9% increase in SG&A expenses was primarily due to increased spending for activities in anticipation of the approval and launch of Prolia™ and promotional costs on marketed products of $89 million, higher staff-related costs of $44 million, higher litigation expenses of $33 million and higher expenses associated with the Pfizer profit share of $14 million due to higher ENBREL sales. The increase in SG&A expenses was partially offset by expense recoveries of $22 million related to our GSK collaboration for Prolia™ and $17 million of charges for certain cost savings initiatives in 2009 related to our 2007 restructuring plan.
Interest expense, net
For the three months ended June 30, 2010 and 2009, interest expense, net was $147 million and $150 million, respectively. Included in interest expense, net for the three months ended June 30, 2010 and 2009, is the impact of non-cash interest expense of $66 million and $62 million, respectively, resulting from the change in the accounting for our convertible debt effective January 1, 2009.
For the six months ended June 30, 2010 and 2009, interest expense, net was $292 million and $297 million, respectively. Included in interest expense, net for the six months ended June 30, 2010 and 2009, is the impact of non-cash interest expense of $131 million and $123 million, respectively, resulting from the change in the accounting for our convertible debt effective January 1, 2009.
Interest and other income, net
For the three months ended June 30, 2010 and 2009, interest and other income, net was $94 million and $50 million, respectively. The increase for the three months ended June 30, 2010 is primarily due to higher net realized gains on investments of $23 million and higher interest income of $14 million primarily due to a higher average cash, cash equivalents and marketable securities balance.
For the six months ended June 30, 2010 and 2009, interest and other income, net was $178 million and $108 million, respectively. The increase for the six months ended June 30, 2010 is primarily due to higher net realized gains on investments of $43 million, higher interest income of $26 million primarily due to a higher average cash, cash equivalents and marketable securities balance and higher foreign currency exchange net gains of $10 million, partially offset by higher losses of $12 million on certain leased facilities that will no longer be used in our operations.
Income taxes
Our effective tax rate for the three and six months ended June 30, 2010 was 17.9% compared to 6.5% and 11.6%, respectively, for the same periods last year. The increases in our effective tax rates were primarily due to: (i) favorable resolution of certain prior years’ non-routine transfer pricing matters with the IRS during the three months ended June 30, 2009, (ii) a benefit in the three months ended March 31, 2009 relating to adjustments to previously established deferred taxes due to changes in California tax law effective for future periods; (iii) the exclusion of the benefit of the federal research and experimentation (“R&E”) tax credit in the three and six months ended June 30, 2010 (the federal R&E credit expired as of December 31, 2009 and was not reinstated as of June 30, 2010); partially offset by (iv) increased manufacturing and profits in Puerto Rico, which are taxed under an incentive grant, and changes in revenue and expense mix. The resolution of prior years’ tax matters recognized in the three months ended June 30, 2009 reduced the effective tax rates for the three and six months ended June 30, 2009 by 8.5% and 4.4%, respectively.
See Note 2, “Income taxes” to the Condensed Consolidated Financial Statements for further discussion.

Financial Condition, Liquidity and Capital Resources
The following table summarizes selected financial data (in millions):

	June 30,	December 31,
	2010	2009
Cash, cash equivalents and marketable securities	$14,523	$13,442
Total assets	40,800	39,629
Current debt	2,414	—
Non-current debt	9,318	10,601
Stockholders’ equity	23,170	22,667
We believe that existing funds, cash generated from operations and existing sources of and access to financing are adequate to satisfy our working capital, capital expenditure and debt service requirements for the foreseeable future including the repayment of our 2011 Convertible Notes with a principal balance of $2.5 billion due in February 2011. In addition, we plan to opportunistically pursue our stock repurchase program and other business initiatives, including acquisitions and licensing activities. We anticipate that our liquidity needs can be met through a variety of sources, including cash provided by operating activities, sale of marketable securities, borrowings through commercial paper and/or our syndicated credit facility and access to other debt markets and equity markets.
Cash, cash equivalents and marketable securities
Of the total cash, cash equivalents and marketable securities at June 30, 2010, approximately $12.3 billion was generated from operations in foreign tax jurisdictions and is held outside the U.S. and is intended for use in our foreign operations. If these funds were repatriated for use in our U.S. operations, we would be required to pay additional U.S. federal and state income taxes at the applicable marginal tax rates.
Financing arrangements
The following table identifies our borrowings under our various financing arrangements (in millions):

	June 30,	December 31,
	2010	2009
2011 Convertible Notes	$2,414	$2,342
2013 Convertible Notes	2,150	2,088
2017 Notes	1,099	1,099
2014 Notes	1,000	1,000
2019 Notes	998	998
2039 Notes	996	995
2037 Notes	899	899
2040 Notes	696	—
2018 Notes	499	499
2038 Notes	499	499
2020 Notes	300	—
2032 Modified Convertible Notes	82	82
Other	100	100

Total borrowings	11,732	10,601
Less current portion (2011 Convertible Notes)	(2,414)	—

Total non-current debt	$9,318	$10,601

Certain of our financing arrangements contain non-financial covenants and we were in compliance with all applicable covenants as of June 30, 2010. None of our financing arrangements contain any financial covenants.
See Note 6, “Financing arrangements” to the Condensed Consolidated Financial Statements for further discussions of our long-term borrowings.

Cash flows
The following table summarizes our cash flow activity (in millions):

	Six months ended June 30,
	2010	2009
Net cash provided by operating activities	$2,477	$2,538
Net cash used in investing activities	(2,390)	(1,442)
Net cash (used in) provided by financing activities	(1,259)	98
Operating
Cash provided by operating activities has been and is expected to continue to be our primary recurring source of funds. Cash provided by operating activities during the six months ended June 30, 2010 decreased primarily due to the timing and amounts of payments to taxing authorities and the timing and receipt of payments from certain corporate partners, partially offset by higher net income, the timing of payments to vendors and a reduction in inventory.
Investing
During the six months ended June 30, 2010 and 2009 cash was used for investing activities primarily due to the net purchases of marketable securities. Net purchases of marketable securities were $2.1 billion for the six months ended June 30, 2010 compared to net purchases of $1.2 billion for the six months ended June 30, 2009. Capital expenditures totaled $271 million during the six months ended June 30, 2010 compared to $256 million during the corresponding period of the prior year. The capital expenditures during the six months ended June 30, 2010 and 2009 were primarily associated with manufacturing capacity expansions in Puerto Rico and other site development. We currently estimate 2010 spending on capital projects and equipment to be approximately $600 million.
Financing
In March 2010, we issued $700 million aggregate principal amount of notes due in 2040 (the “2040 Notes”) and $300 million aggregate principal amount of notes due in 2020 (the “2020 Notes”) in a registered offering. The 2040 Notes and 2020 Notes pay interest at fixed annual rates of 5.75% and 4.50%, respectively. The 2040 Notes and 2020 Notes may be redeemed at any time at our option, in whole or in part, at 100% of the principal amount of the notes being redeemed plus accrued and unpaid interest, if any, and a “make-whole” amount, as defined. Upon the occurrence of a change in control triggering event, as defined, we may be required to purchase for cash all or a portion of the 2040 Notes and the 2020 Notes at a price equal to 101% of the principal amount of the notes plus accrued interest. Debt issuance costs incurred in connection with the issuance of this debt totaled approximately $7 million and are being amortized over the lives of the notes.
During the six months ended June 30, 2010, we repurchased 39.4 million shares of our common stock at a total cost of $2.3 billion. During the six months ended June 30, 2009, we repurchased 37.5 million shares of our common stock at a total cost of $2.0 billion. As of June 30, 2010, we had $3.7 billion available for stock repurchases as authorized by our Board of Directors. Repurchases under our stock repurchase program reflects, in part, our confidence in the long-term value of our common stock. Additionally, we believe that it is an effective way of returning cash to our stockholders. The manner of purchases, amount we spend and the number of shares repurchased will vary based on a number of factors including the stock price, blackout periods in which we are restricted from repurchasing shares, and our credit rating and may include private block purchases as well as market transactions.
We receive cash from the exercise of employee stock options and proceeds from the sale of stock under our employee stock purchase program. Our equity award programs provided $54 million and $97 million of cash during the six months ended June 30, 2010 and 2009, respectively. Proceeds from the exercise of employee stock options will vary from period to period based upon, among other factors, fluctuations in the market value of our stock relative to the exercise price of such options.

Item 4.	CONTROLS AND PROCEDURES
We maintain “disclosure controls and procedures,” as such term is defined under Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in Amgen’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to Amgen’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, Amgen’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and, in reaching a reasonable level of assurance, Amgen’s management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation under the supervision and with the participation of our management, including Amgen’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Amgen’s disclosure controls and procedures. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2010.
Management determined that, as of June 30, 2010, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS
See Note 10, “Contingencies and commitments” to the condensed consolidated financial statements included in our Form 10-Q for the periods ended June 30, 2010 and March 31, 2010 for discussions which are limited to certain recent developments concerning our legal proceedings. These discussions should be read in conjunction with Note 20, “Contingencies and commitments” to our consolidated financial statements in Part IV of our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 1A.	RISK FACTORS
This report and other documents we file with the SEC contain forward looking statements that are based on current expectations, estimates, forecasts and projections about us, our future performance, our business or others on our behalf, our beliefs and our management’s assumptions. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. You should carefully consider the risks and uncertainties facing our business. The risks described below are not the only ones facing us. Our business is also subject to the risks that affect many other companies, such as employment relations, general economic conditions, geopolitical events and international operations. Further, additional risks not currently known to us or that we currently believe are immaterial also may impair our business, operations, liquidity and stock price materially and adversely. There have been no material changes from the risk factors disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, except for those noted in Part II, Item 1A. Risk Factors in our Form 10-Q for the period ended March 31, 2010 and below:
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
Obtaining and maintaining regulatory approval has been and will continue to be increasingly difficult, time-consuming and costly. For example, in October 2009 we received Complete Response Letters from the FDA for the BLA for ProliaTM in the treatment and prevention of PMO and in the treatment and prevention of bone loss due to hormone ablation therapy (“HALT”) in breast and prostate cancer patients. The Complete Response Letter related to the PMO indication requested several items, including further information on the design and background adverse event rates that will inform the methodology of our previously submitted post-marketing surveillance program. The FDA also requested a new clinical program to support approval of ProliaTM for the prevention of PMO, updated safety data and stated that a REMS is necessary for ProliaTM. The Complete Response Letter related to the HALT indication requested additional information regarding the safety of ProliaTM in patients with breast cancer receiving aromatase inhibitor therapy and patients with prostate cancer receiving Androgen Deprivation Therapy (“ADT”). The FDA specifically requested results from additional adequate and well-controlled clinical trials demonstrating that ProliaTM has no detrimental effects on either time to disease progression or OS.
In addition, there may be situations in which demonstrating the efficacy and safety of a product candidate may not be sufficient to gain regulatory approval unless superiority to comparative products can be shown. Further some of our products are approved by U.S. and foreign regulatory authorities on a conditional basis with full approval conditioned upon fulfilling requirements of regulators. Vectibix®, for example, received conditional approval in the United States and EU, with final approval conditioned on conducting additional clinical trials of the use of Vectibix® as a therapy in treating mCRC. Our conditional approval of Vectibix® in the EU was received in December 2007 and is reviewed annually by the CHMP and in December 2008 and 2009 we received renewal of the conditional approval subject to us completing an additional clinical trial in the existing approved indication. In 2009, the CHMP approved our protocol for this additional clinical trial, which will compare the effect of Vectibix® versus Erbitux® on OS for chemorefractory mCRC patients with wild-type KRAS tumors. Further, some of our products or product candidates may be used with a companion diagnostic product, such as a test-kit, or companion device, such as an injector or other delivery system. These product candidates or expanded indications of our products may not be approved if the companion diagnostic product or companion device does not gain or maintain regulatory approval. These companion diagnostics and devices may be provided by single-source unaffiliated third-party companies. We are dependent on the sustained cooperation and effort of these third-party companies in conducting the studies required for such approval by the applicable regulatory agencies. Delays in the studies or failure of the third-party company to obtain regulatory approval of the companion diagnostic or device could negatively impact the approval of our product candidate or the expanded indication of our product and we may incur increased development costs, delays in regulatory approval, associated delays in a product candidate reaching the market or the expansion of existing product labels for new indications.
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
We currently have approved REMS for our ESAs, ENBREL, ProliaTM and Nplate® and we use third-party service providers to assist in the administration of our REMS that include elements to assure safe use. If we or third-party service providers acting on our behalf fail to effectively implement and/or administer the REMS for our products, we may be required to modify such REMS and we may be subject to FDA enforcement actions or to civil penalties.
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
If regulatory authorities determine that we have not complied with regulations in the R&D of a product candidate, a new indication for an existing product or information to support a current indication, they may not approve the product candidate or new indication or maintain approval of the current indication in its current form or at all, and we would not be able to market and sell it. If we were unable to market and sell our products or product candidates, our business and results of operations would be materially and adversely affected. Further, safety signals, trends, AEs or results from clinical trials or studies performed by us or by others (including our licensees or independent investigators) from the marketed use of our drugs that result in revised safety-related labeling or restrictions on the use of our approved products could negatively impact healthcare provider prescribing behavior, use of our products, regulatory or private health organization medical guidelines and reimbursement for our products all of which would have a material adverse effect on our business and results of operations.
Our ESA products continue to be under review and receive scrutiny by regulatory authorities.
Beginning in 2006, adverse safety results involving ESA products were observed and since that time our ESAs have been the subject of ongoing review and scrutiny from regulatory authorities. In the United States, the FDA continues to review the benefit-risk profile of ESAs, which have resulted and could result in future changes to ESA labeling and usage. For example, we revised the labeling for our ESAs in August 2008, as the FDA directed, and since that time have experienced a reduction in our ESA sales, in particular Aranesp® sales in the U.S. supportive cancer care setting. In October 2009, the results from TREAT, a phase 3 pivotal study of patients with CKD not on dialysis were published in the New England Journal of Medicine. The study failed to meet its primary objectives of demonstrating a reduction in all-cause mortality, cardiovascular morbidity, including heart failure, heart attack, stroke or hospitalization for myocardial ischemia, or time to ESRD. On December 16, 2009, based on the TREAT results, we updated the boxed warning in the labeling information for ESAs, to reflect an increased risk of stroke when ESAs are administered to CRF patients to target Hb levels of 13 g/dL and above. In an editorial published in the New England Journal of Medicine in January 2010, the FDA announced that it will call an advisory committee meeting in 2010 to re-evaluate the use of ESAs to treat anemia in patients with CKD and could consider lowering targeted Hb levels. In addition, CMS held a MEDCAC meeting on March 24, 2010 to examine currently available evidence on the use of ESAs to manage anemia in patients who have CKD, which considered the results from the TREAT study, and on June 16, 2010, CMS opened a NCA for the use of ESAs to manage anemia in patients with CKD and dialysis-related anemia. (See — “Our sales depend on coverage and reimbursement from third-party payers.”) Although we cannot predict what impact all of these activities could have on our business, the revised ESA labeling or any future labeling changes, including any required in connection with the scheduled advisory committee meeting, our ongoing discussions with the FDA regarding the conversion of the format of our ESA U.S. labels in accordance with the Physician’s Labeling Rule or other changes required by the FDA, the outcome from the NCA or the impact of the approved REMS for ESAs could have a material adverse impact on the coverage, reimbursement and sales of our ESAs, which would have a material adverse effect on our business and results of operations. (See — “Our current products and products in development cannot be sold if we do not gain or maintain regulatory approval.”)
We also have ongoing PMCs for our ESAs which must be conducted to maintain regulatory approval and marketing authorization. We have agreed with the FDA to a robust pharmacovigilance program to continue to study the safety surrounding the use of ESAs in the oncology setting and we initiated Study 782 as part of our Aranesp® pharmacovigilance program, a phase 3 non-inferiority study evaluating OS when comparing non-small cell lung cancer patients on Aranesp® to patients receiving placebo. We are currently identifying clinical sites for Study 782 and have begun enrolling patients in the study. Further, in 2008 the FDA and EMA reviewed interim results from the Preoperative Epirubicin Paclitaxel Aranesp® (“PREPARE”) study in neo-adjuvant breast cancer, a PMC study, which were ultimately incorporated into the ESA labeling in both the United States and the EU. We received the final results from the PREPARE study in 2009, which were substantially consistent with the interim results, and provided that data to the FDA and EMA. Although we cannot predict the results or the outcomes of ongoing clinical trials, or the extent to which regulatory authorities may require additional labeling changes as a result of these or other trials, we cannot exclude the possibility that adverse results from clinical trials, including PMCs, could have a material adverse impact on the reimbursement, use and sales of our ESAs, which would have a material adverse effect on our business and results of operations.
Regulatory authorities outside the United States have also reviewed and scrutinized the use of our ESA products. In June 2008, the EMA recommended updating the product information for ESAs with a new warning for their use in cancer patients, which was approved by the EC in October 2008. The product information for all ESAs was updated to advise that in some clinical situations blood transfusions should be the preferred treatment for the management of anemia in patients with cancer and that the decision to administer ESAs should be based on a benefit-risk assessment with the participation of the individual patient. Since the October 2008 revision, we have experienced a reduction of Aranesp® sales in the supportive cancer care setting in the EU and, although we cannot predict what further impact the revised EU ESA product information could have on our business, the reimbursement, use and sales of Aranesp® in Europe could further be materially adversely affected, which would have a material adverse effect on our business and results of operations.
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
Sales of all of our principal products are dependent on the availability and extent of coverage and reimbursement from third-party payers, including government healthcare programs and private insurance plans. Governments and private payers may regulate prices, reimbursement levels and/or access to our products to control costs or to affect levels of use of our products. We rely in large part on the reimbursement of our principal products through government programs such as Medicare and Medicaid in the United States and similar programs in foreign countries and a reduction in the coverage and/or reimbursement for our products could have a material adverse effect on our product sales and results of operations.
The government-sponsored healthcare systems in Europe and many other foreign countries are the primary payers for healthcare expenditures, including payment for drugs and biologics, in those regions. While mandatory price reductions have been a recurring aspect of business for the pharmaceutical and biotechnology industries in the EU, given the current worldwide economic conditions, certain EU country governments have increased the frequency and size of such mandatory price reductions to extract further cost savings. For example, countries such as Greece, Germany and Spain, among others, have announced price reductions and/or mandated rebates for certain pharmaceutical and biological products. Other countries may follow and/or take similar or more extensive actions to reduce expenditure on drugs and biologics, including mandatory price reductions, preference for biosimilar products or reduction in the amount of reimbursement. While we cannot fully predict the impact the recent price reductions will have on our business or predict the extent of further price reductions by countries in Europe, such reductions in price and/or the coverage and reimbursement for our products in European countries could have a material adverse effect on our product sales and results of operations.
In March, 2010 the PPACA and the companion Healthcare and Education Reconciliation Act, which made certain changes and adjustments to the PPACA, primarily with respect to the PPACA’s financial and budgetary impacts, were signed into law. A major goal of the new healthcare reform law is to provide greater access to healthcare coverage for more Americans. Accordingly, the new healthcare reform law requires individual U.S. citizens and legal residents to maintain qualifying health coverage, imposes certain requirements on employers with respect to offering health coverage to employees, amends insurance regulations regarding when coverage can be provided and denied to individuals, and expands existing government healthcare coverage programs to more individuals in more situations. While we do not expect a significant increase in sales of our products as a result of the expansion in healthcare coverage, the new healthcare reform law does have several components, with varied implementation timelines, that are expected to adversely impact our business. While we cannot fully predict the ultimate impact the new healthcare reform law will have on us, we expect that the new law will have a material adverse effect on our business and results of operations.
Public and private insurers have pursued, and continue to pursue, aggressive cost containment initiatives, including increased focus on comparing the effectiveness, benefits and costs of similar treatments, which could result in lower reimbursement rates for our products. A substantial portion of our U.S. business relies on reimbursement under Medicare Part B coverage. Any deterioration in the timeliness or certainty of payment from CMS to physicians, including as a result of changes in policy or regulations, or as a result of operational difficulties, could negatively impact the willingness of physicians to prescribe our products for patients relying on Medicare for their medical coverage. Most of our products furnished to Medicare beneficiaries in both a physician office setting and hospital outpatient setting are reimbursed under the Average Sales Price (“ASP”) payment methodology. ASP-based reimbursements of products under Medicare may be below or could fall below the cost that some medical providers pay for such products, which would adversely affect sales of our products. For example, the ASP payment rate for most of our products furnished in the hospital outpatient setting has been reduced twice since 2007. We also face certain risks relating to the calculation of ASP. ASP is calculated by the manufacturer based on a statutorily defined formula and submitted to CMS. However, the statute, regulations and CMS guidance do not define specific methodologies for all aspects of the calculation of ASP. For example, in the Medicare Physician Fee Schedule Final Rule for 2010,

CMS did not address a proposed methodology for treatment of bundled price concessions. Consequently, the current CMS guidance is that manufacturers may make “reasonable assumptions” in their calculation of ASP consistent with the general requirements and the intent of the Medicare statute, federal regulations and their customary business practices. As a result, we are required to apply our judgment in certain aspects of calculating ASP which are disclosed to CMS and also are subject to further CMS review. If our calculation of ASP is incorrect, we could be subject to substantial fines and penalties which could have a material adverse impact on our results of operations.
Other initiatives reviewing the coverage or reimbursement of our products could result in less extensive coverage or lower reimbursement rates. For example, in July 2007, CMS issued a national coverage decision (“NCD”) where it determined that ESA treatment was not reasonable and necessary for certain clinical conditions and established Medicare coverage parameters for FDA-approved ESA use in oncology. We believe the restrictions in the NCD on the coverage and reimbursement of ESAs has had a material adverse effect on the use, reimbursement and sales of Aranesp®, which has had a significant impact to our business. We believe that the NCD may continue to impact us in the future.
On March 24, 2010, CMS held a MEDCAC meeting to examine the currently available evidence on the use of ESAs to manage anemia in patients who have CKD, although there was no clear outcome from the MEDCAC meeting. Additionally, on June 16, 2010, CMS opened a NCA for the use of ESAs to manage anemia in patients with CKD and dialysis-related anemia. This NCA initiates the process of reviewing and evaluating potential changes in Medicare coverage policies for the use of ESAs in these patients and may result in the issuance of a NCD by CMS. Generally, a NCD is a national policy statement granting, limiting or excluding Medicare coverage or reimbursement for a specific medical item or service. The 30-day public comment period on the NCA ended on July 17, 2010 and CMS has stated that the NCA process for ESAs will conclude on or before June 16, 2011, but CMS could propose a NCD at any time prior to that deadline. We cannot predict if and when a NCD will be issued or the details of any potentially changed coverage decisions for the use of ESAs in patients with CKD. However, similar to the impact of the NCD on the use of ESAs in oncology, the NCA or a NCD around the use of ESAs to manage anemia in patients with CKD and dialysis-related anemia may negatively affect use, coverage and reimbursement, and/or product sales of our ESA products in the nephrology setting.
Further, the list of potential future NCDs issued by CMS in late 2008 included the category of thrombopoiesis stimulating agents (platelet growth factors), the category of drugs that includes Nplate®, and a discussion on bisphosphonates used to treat osteoporosis. CMS has not announced whether it will proceed with a NCD related to thrombopoiesis stimulating agents and, while ProliaTM is not a bisphosphonate, there is the possibility for CMS to evaluate other osteoporosis agents, including RANK Ligand inhibitors such as ProliaTM.
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
Additional initiatives addressing the coverage or reimbursement of our products could result in less extensive coverage or lower reimbursement, which could negatively affect sales of our products. For example, on July 26, 2010, CMS released its final rule to implement a bundled prospective payment system for ESRD facilities as required by the 2008 Medicare Improvements for Patients and Providers Act (“MIPPA”). As a result, the implementation of the bundled payment system for ESRD facilities could have a material adverse impact on the coverage and reimbursement, use and sales of EPOGEN® beginning in 2011, and Sensipar® beginning in 2014. Healthcare providers may narrow the circumstances in which they prescribe or administer our products if reimbursement rates are reduced or in anticipation of reimbursement being reduced, which could reduce the use and/or price of our products. A reduction in the use or price of our products could have a material adverse effect on us and our results of operations.
If our intellectual property positions are challenged, invalidated, circumvented or expire, or if we fail to prevail in present and future intellectual property litigation, our business could be adversely affected.
Our success depends in part on our ability to obtain and defend patent rights and other intellectual property rights that are important to the commercialization of our products and product candidates. The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and often involve complex legal, scientific and factual questions. Third parties may challenge, invalidate or circumvent our patents and patent applications relating to our products, product candidates and technologies. In addition, our patent positions might not protect us against competitors with similar products or technologies because competing products or technologies may not infringe our patents. For certain of our product candidates, there are third parties who have patents or pending patent applications that they may claim necessitate payment of a royalty or prevent us from commercializing these product candidates in certain territories. Patent disputes are frequent, costly and can preclude, delay or increase the cost of commercialization of products. We are currently, and in the future may be, involved in patent litigation. A patent dispute or litigation may not discourage a potential violator from bringing the product that is alleged to infringe to market prior to a final resolution of the dispute or litigation. For example, despite the ongoing litigation, Teva Pharmaceuticals USA, Inc. (“Teva”) has stated that it intends to sell its filgrastim product, upon approval from the FDA, in the United States without a license from us and prior to the expiration of our G-CSF patents. Further, Teva and Barr Laboratories, Inc. may seek to launch a generic version of Sensipar® prior to the final resolution of the ANDA litigation once the stay upon action by the FDA expires in September 2011. The period of time from inception until resolution of a patent dispute or litigation is subject to the availability and schedule of the court, agency or tribunal before which the dispute or litigation is pending. We may be subject to competition during this period and may not be able to fully recover for the losses, damages, and harms we incur from infringement by the competitor product even if we prevail. Moreover, if we lose or settle current or future litigations at certain stages or entirely, we could be subject to competition and/or significant liabilities, be required to enter into third-party licenses for the infringed product or technology or be required to cease using the technology or product in dispute. In addition, we cannot guarantee that such licenses will be available on terms acceptable to us, or at all.
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
In the EU, the EC has granted marketing authorizations for several biosimilars pursuant to a set of general and product class-specific guidelines for biosimilar approvals issued over the past few years. In 2006, the EMA developed and issued final regulatory guidelines related to the development and approval of biosimilar products. The final guidelines included clinical trial guidance for certain biosimilar products, including erythropoietins and G-CSFs, recommending that applicants seeking approval of such biosimilar products conduct pharmacodynamic, toxicological and clinical safety studies as well as a pharmacovigilance program. Some companies have received and other companies are seeking approval to market erythropoietin and G-CSF biosimilars in the EU, presenting additional competition for our products. (See — “Our marketed products face substantial competition.”) For example, following the expiration of the principal European patent relating to recombinant G-CSF in August 2006, the EC issued marketing authorizations for the first G-CSF biosimilar products and the product was launched in certain EU countries in 2008 and 2009. There are several G-CSF biosimilars available in the EU marketed by different companies and these G-CSF biosimilar products compete with NEUPOGEN® and Neulasta®. Further, as in an effort to reduce costs, countries in the EU may in the future permit the automatic substitution by pharmacists of biosimilars for the corresponding innovator products. We cannot predict to what extent the entry of biosimilar products or other competing products will impact future sales of our products in the EU. Our inability to compete effectively could reduce sales, which could have a material adverse effect on our results of operations.
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
In addition, in order to increase the number of patients available for enrollment for our clinical trials, we have and will continue to open clinical sites and enroll patients in a number of new geographic locations where our experience conducting clinical trials is more limited, including Russia, India, East Asia and some Central and South American countries either through utilization of third-party contract clinical trial providers entirely or in combination with local staff. Conducting clinical trials in locations where we have limited experience requires substantial time and resources to identify and understand the unique regulatory environments of individual countries. Further, we must ensure the timely production, distribution and delivery of the clinical supply of our product candidates to the numerous and varied clinical trial sites. If we fail to adequately manage the design, execution and regulatory aspects of our large, complex and regulatory diverse clinical trials or manage the production or distribution of our clinical supply, corresponding regulatory approvals may be delayed or we may fail to gain approval for our product candidates or could lose our ability to market existing products in certain therapeutic areas or altogether. If we are unable to market and sell our product candidates or are unable to obtain approvals in the timeframe needed to execute our product strategies, our business and results of operations would be materially adversely affected. Additional information on our clinical trials can be found on our website at www.amgen.com. (This website address is not intended to function as a hyperlink, and the information contained on our website is not intended to be a part of this filing.)
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
Successful product development in the biotechnology industry is highly uncertain, and very few R&D projects produce a commercial product. We intend to continue to make significant R&D investments. Product candidates or new indications for existing products (collectively, “product candidates”) that appear promising in the early phases of development may fail to reach the market for a number of reasons, such as:
•	the product candidate did not demonstrate acceptable clinical trial results even though it demonstrated positive preclinical trial results, for reasons that could include changes in the standard of care of medicine
•	the product candidate was not effective or more effective than currently available therapies in treating a specified condition or illness
•	the product candidate is not cost effective in light of existing therapeutics
•	the product candidate had harmful side effects in humans or animals
•	the necessary regulatory bodies, such as the FDA, did not approve our product candidate for an intended use
•	the product candidate was not economical for us to manufacture and commercialize
•	other parties have or may have proprietary rights relating to our product candidate, such as patent rights, and will not let us sell it on reasonable terms, or at all
•	we and certain of our licensees, partners or independent investigators may fail to effectively conduct clinical development or clinical manufacturing activities
•	the regulatory pathway to approval for product candidates is uncertain or not well-defined
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
We and certain of our subsidiaries are involved in legal proceedings. (See Note, “Contingencies and commitments” in the notes to our consolidated financial statements in our annual and quarterly reports). Civil and criminal litigation is inherently unpredictable, and the outcome can result in excessive verdicts, fines, penalties, exclusion from the federal healthcare programs and/or injunctive relief that affect how we operate our business. Defense of litigation claims can be expensive, time-consuming and distracting and it is possible that we could incur judgments or enter into settlements of claims for monetary damages or change the way we operate our business, which could have a material adverse effect on our results of operations, financial position or cash flows. In addition, product liability is a major risk in testing and marketing biotechnology and pharmaceutical products. We may face substantial product liability exposure in human clinical trials and for products that we sell after regulatory approval. Product liability claims, regardless of their merits, could be costly and divert management’s attention, and adversely affect our reputation and the demand for our products. Amgen and Immunex have previously been named as defendants in product liability actions for certain of our products.
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
Among the reasons we may be unable to obtain these raw materials, medical devices and components include:
•	regulatory requirements or action by regulatory agencies or others
•	adverse financial or other strategic developments at or affecting the supplier
•	unexpected demand for or shortage of raw materials, medical devices or components
•	labor disputes or shortages, including the effects of a pandemic flu outbreak, natural disaster, or otherwise
•	failure to comply with our quality standards which results in quality and product failures, product contamination and/or recall
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
Manufacturing biologic human therapeutic products is difficult, complex and highly regulated. We currently manufacture all of our principal products and plan to manufacture many of our product candidates. In addition, we currently use third-party contract manufacturers to produce or assist in the production of ENBREL, ProliaTM, Sensipar®/Mimpara® and Nplate® and plan to use contract manufacturers to produce a number of our other late-stage product candidates. Our ability to adequately and timely manufacture and supply our products is dependent on the uninterrupted and efficient operation of our facilities and those of our third-party contract manufacturers, which may be impacted by:
•	availability or contamination of raw materials and components used in the manufacturing process, particularly those for which we have no other source or supplier
•	capacity of our facilities and those of our contract manufacturers
•	contamination by microorganisms or viruses
•	natural or other disasters, including hurricanes, earthquakes or fires
•	labor disputes or shortages, including the effects of a pandemic flu outbreak, natural disaster, or otherwise
•	degree of compliance with regulatory requirements
•	changes in forecasts of future demand
•	timing and actual number of production runs
•	updating of manufacturing specifications
•	production success rates and yields
•	timing and outcome of product quality testing
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
Our manufacturing processes and those of our third-party contract manufacturers must undergo a potentially lengthy FDA or other regulatory approval process and are subject to continued review by the FDA and other regulatory authorities. It can take longer than five years to build and license a new manufacturing plant and it can take longer than three years to qualify and license a new contract manufacturer. In order to maintain supply, mitigate risks associated with the majority of our formulation, fill and finish operations being performed in a single facility and to satisfy anticipated demand we must successfully implement certain manufacturing projects on schedule.
If regulatory authorities determine that we or our third-party contract manufacturers or certain of our third-party service providers have violated regulations or if they restrict, suspend or revoke our prior approvals, they could prohibit us from manufacturing our products or conducting clinical trials or selling our marketed products until we or the affected third-party contract manufacturers or third-party service providers comply, or indefinitely. Because our third-party contract manufacturers and certain of our third-party service providers are subject to the FDA and foreign regulatory authorities, alternative qualified third-party contract manufacturers and third-party service providers may not be available on a timely basis or at all. If we or our third-party contract manufacturers or third-party service providers cease or interrupt production or if our third-party contract manufacturers and third-party service providers fail to supply materials, products or services to us, we may experience delayed shipments, supply constraints, stock-outs and/or recalls of our products. Additionally, we distribute a substantial volume of our commercial products through a single distribution center in Louisville, Kentucky for the United States and another in Breda, the Netherlands for Europe and much of the rest of the world. We also conduct all the labeling and packaging of our products distributed in Europe and much of the rest of the world in Breda, the Netherlands. Our ability to timely supply products is dependent on the uninterrupted and efficient operations of our distribution and logistics centers, our third-party logistics providers and our labeling and packaging facility in Breda. Further, we rely on commercial transportation for the distribution of our products to our customers which may be negatively impacted by natural disasters, such as earthquakes or volcanic eruptions, or security threats.

We manufacture and formulate, fill and finish substantially all our products at our Puerto Rico manufacturing facility and manufacture and formulate, fill and finish substantially all of our clinical supply at our Thousand Oaks, California manufacturing facility; if significant natural disasters or production failures occur at the Puerto Rico facility, we may not be able to supply these products or, at the Thousand Oaks facility, we may not be able to continue our clinical trials.
We currently perform all of the formulation, fill and finish for EPOGEN®, Aranesp®, Neulasta® and NEUPOGEN® and ProliaTM and substantially all of the formulation, fill and finish operations for ENBREL, and all of the bulk manufacturing for Aranesp®, Neulasta® and NEUPOGEN® at our manufacturing facility in Juncos, Puerto Rico. In addition, upon licensure by the FDA, bulk material for ProliaTM will be produced at the Puerto Rico facility. We also perform all of the bulk manufacturing and formulation, fill and finish, and packaging for product candidates to be used in clinical trials at our manufacturing facility in Thousand Oaks, California. The global supply of our products and product candidates is significantly dependent on the uninterrupted and efficient operation of these facilities. A number of factors could adversely affect our operations, including:
•	power failures and/or other utility failures
•	breakdown, failure or substandard performance of equipment
•	improper installation or operation of equipment
•	labor disputes or shortages, including the effects of a pandemic flu outbreak
•	inability or unwillingness of third-party suppliers to provide raw materials and components
•	natural or other disasters, including hurricanes, earthquakes or fires
•	failures to comply with regulatory requirements, including those of the FDA
In the past, the Puerto Rico facility has experienced manufacturing component shortages and there was evidence of adverse trends in the microbial bioburden of the production environment that reduced the production output. The same or other problems may result in our being unable to supply these products, which could adversely affect our product sales and operating results materially. Although we have obtained limited insurance to protect against certain business interruption losses, there can be no assurance that such coverage will be adequate or that such coverage will continue to remain available on acceptable terms, if at all. The extent of the coverage of our insurance could limit our ability to mitigate for lost sales and such losses could materially adversely affect our product sales and operating results. Our Puerto Rico facility is also subject to the same difficulties, disruptions or delays in manufacturing experienced in our other manufacturing facilities. For example, the limited number of lots of ENBREL voluntarily recalled in September 2009 were manufactured at our Puerto Rico facility and we have made commitments to the FDA to address the causes behind the recall. In future inspections, our failure to adequately address the FDA’s expectations could lead to further inspections of the facility or regulatory actions. (See — “Manufacturing difficulties, disruptions or delays could limit supply of our products and limit our product sales.”)

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Repurchases under our stock repurchase program reflects, in part, our confidence in the long-term value of our common stock. Additionally, we believe that it is an effective way of returning cash to our stockholders. The manner of purchases, the amount we spend and the number of shares repurchased will vary based on a number of factors including the stock price, blackout periods during which we are restricted from repurchasing shares, and our credit rating and may include private block purchases as well as market transactions.
A summary of our repurchase activity for the three months ended June 30, 2010 is as follows:

			Total number of	Maximum $ value
	Total number	Average	shares purchased	that may yet be
	of shares	price paid	as part of publicly	purchased under the
	purchased	per share	announced programs	programs(1)
April 1 - April 30	10,313,100	$59.71	10,313,100	$3,663,418,915
May 1 - May 31	—	—	—	3,663,418,915
June 1 - June 30	—	—	—	3,663,418,915

	10,313,100	59.71	10,313,100

(1)	In December 2009, the Board of Directors authorized us to repurchase up to an additional $5.0 billion of our common stock. As of June 30, 2010, we had $3.7 billion available for stock repurchases as authorized by our Board of Directors.

Item 6.	EXHIBITS
Reference is made to the Index to Exhibits included herein.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Amgen Inc. (Registrant)
Date: August 9, 2010	By:	/s/ Michael A. Kelly
Michael A. Kelly
Acting Chief Financial Officer

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

3.7*	Certificate of Correction of the Restated Certificate of Incorporation (As Amended May 13, 2010).

3.8	Amended and Restated Bylaws of Amgen Inc. (As Amended and Restated October 6, 2009). (Filed as an exhibit to Form 8-K filed on October 7, 2009 and incorporated herein by reference.)

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

4.22
Officers’ Certificate of Amgen Inc. dated as of May 23, 2008, including forms of the Company’s 6.15% Senior Notes due 2018 and 6.90% Senior Notes due 2038. (Filed as exhibit to Form 8-K on May 23, 2009 and incorporated herein by reference.)

4.23
Officers’ Certificate of Amgen Inc. dated as of January 16, 2009, including forms of the Company’s 5.70% Senior Notes due 2019 and 6.40% Senior Notes due 2039. (Filed as exhibit to Form 8-K on January 16, 2009 and incorporated herein by reference.)

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

10.2+
Form of Stock Option Agreement and Restricted Stock Unit Agreement for the Amgen Inc. 2009 Equity Incentive Plan. (Filed as an exhibit to Form 10-Q for the quarter ended March 31, 2010 on May 7, 2010).

10.3+
Amgen Inc. 2009 Performance Award Program. (As Amended and Restated on December 4, 2009.) (Filed as an exhibit to Form 10-K for the year ended December 31, 2009, on March 1, 2010 and incorporated herein by reference).

Exhibit No.	Description
10.4+	Form of Performance Unit Agreement for the Amgen Inc. 2009 Performance Award Program. (Filed as an exhibit to Form 10-Q for the quarter ended March 31, 2010 on May 7, 2010).

10.5+	Amgen Inc. 2009 Director Equity Incentive Program. (Filed as an exhibit to Form 8-K on May 8, 2009 and incorporated herein by reference.)

10.6+
Form of Grant of Non-Qualified Stock Option Agreement and Restricted Stock Unit Agreement for the Amgen Inc. 2009 Director Equity Incentive Program. (Filed as an exhibit to Form 8-K on May 8, 2009 and incorporated herein by reference.)

10.7+
Amgen Supplemental Retirement Plan. (As Amended and Restated effective January 1, 2009.) (Filed as an exhibit to Form 10-Q for the quarter ended September 30, 2008 on November 7, 2008 and incorporated herein by reference.)

10.8+
Amendment and Restatement of the Amgen Change of Control Severance Plan. (As Amended December 9, 2008.) (Filed as an exhibit to Form 10-K for the year ended December 31, 2008 on February 27, 2009 and incorporated herein by reference.)

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

10.11+*	First Amendment to the Amgen Inc. Executive Nonqualified Retirement Plan.

10.12+
Amgen Nonqualified Deferred Compensation Plan. (As Amended and Restated effective January 1, 2009.) (Filed as an exhibit to Form 10-Q for the quarter ended September 30, 2008 on November 7, 2008 and incorporated herein by reference.)

10.13+	2002 Special Severance Pay Plan for Amgen Employees. (Filed as an exhibit to Form 10-Q for the quarter ended June 30, 2002 on August 13, 2002 and incorporated herein by reference.)

10.14
Product License Agreement, dated September 30, 1985, and Technology License Agreement, dated, September 30, 1985 between Amgen and Ortho Pharmaceutical Corporation. (Filed as an exhibit to Form 10-Q for the quarter ended June 30, 2000 on August 1, 2000 and incorporated herein by reference.)

10.15
Shareholders’ Agreement, dated May 11, 1984, among Amgen, Kirin Brewery Company, Limited and Kirin-Amgen, Inc. (Filed as an exhibit to Form 10-K for the year ended December 31, 2000 on March 7, 2001 and incorporated herein by reference.)

10.16
Amendment No. 1 dated March 19, 1985, Amendment No. 2 dated July 29, 1985 (effective July 1, 1985), and Amendment No. 3, dated December 19, 1985, to the Shareholders’ Agreement dated May 11, 1984. (Filed as an exhibit to Form 10-Q for the quarter ended June 30, 2000 on August 1, 2000 and incorporated herein by reference.)

10.17
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

10.18	Amendment No. 12 to the Shareholders’ Agreement, dated January 31, 2001. (Filed as an exhibit to Form 10-Q for the quarter ended June 30, 2005 on August 8, 2005 and incorporated herein by reference.)

10.19
Amendment No. 13 to the Shareholders’ Agreement, dated June 28, 2007 (with certain confidential information deleted therefrom). (Filed as an exhibit to Form 10-Q for the quarter ended June 30, 2007 on August 9, 2007 and incorporated herein by reference.)

10.20	Product License Agreement, dated September 30, 1985, and Technology License

Exhibit No.	Description

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

10.22
Amendment Agreement, dated June 30, 1988, to Research, Development, Technology Disclosure and License Agreement: GM-CSF dated March 31, 1987, between Kirin Brewery Company, Limited and Amgen Inc. (Filed as an exhibit to Form 8 amending the Quarterly Report on Form 10-Q for the quarter ended June 30, 1988 on August 25, 1988 and incorporated herein by reference.)

10.23
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

10.26
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

10.29
Description of Amendment No. 2 to Amended and Restated Promotion Agreement, effective as of April 20, 2004, by and among Wyeth, Amgen Inc. and Immunex Corporation. (Filed as an exhibit to Form S-4/A on June 29, 2004 and incorporated herein by reference.)

10.30
Amendment No. 3 to Amended and Restated Promotion Agreement, effective as of January 1, 2005, by and among Wyeth, Amgen Inc. and Immunex Corporation (with certain confidential information deleted therefrom). (Filed as an exhibit to Form 10-Q for the quarter ended March 31, 2005 on May 4, 2005 and incorporated herein by reference.)

10.31	Confirmation of OTC Convertible Note Hedge related to 2011 Notes, dated February

Exhibit No.	Description

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

10.37
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

10.39
Collaboration Agreement, dated July 11, 2007, between Amgen Inc. and Daiichi Sankyo Company (with certain confidential information deleted therefrom). (Filed as an exhibit to Form 10-Q for the quarter ended September 30, 2007 on November 9, 2007 and incorporated herein by reference.)

10.40
Credit Agreement, dated November 2, 2007, among Amgen Inc., with Citicorp USA, Inc., as administrative agent, Barclays Bank PLC, as syndication agent, Citigroup Global Markets, Inc. and Barclays Capital, as joint lead arrangers and joint book runners, and the other banks party thereto. (Filed as an exhibit to Form 8-K filed on November 2, 2007 and incorporated herein by reference.)

10.41
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

10.42
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
10.44
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

10.46
Variable Term Accelerated Share Repurchase Transaction dated May 28, 2008, between Amgen Inc. and Lehman Brothers, Inc. acting as Agent Lehman Brothers OTC Derivatives Inc., acting as Principal. (Filed as an exhibit to Form 10-Q for the quarter ended June 30, 2009 on August 8, 2008 and incorporated herein by reference.)

10.47
Underwriting Agreement, dated May 20, 2008, among Amgen Inc. with Goldman, Sachs & Co. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as the representatives of the underwriters. (Filed as an exhibit to Form 8-K on May 23, 2008 and incorporated herein by reference.)

10.48
Underwriting Agreement, dated January 13, 2009, by and among the Company and Goldman, Sachs & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Morgan Stanley & Co. Incorporated, as representatives of the several underwriters named therein. (Filed as an exhibit to Form 8-K on January 16, 2009 and incorporated herein by reference.)

10.49
Master Services Agreement, dated October 22, 2008, between Amgen Inc. and International Business Machines Corporation (with certain confidential information deleted therefrom). (Filed as an exhibit to Form 10-K for the year ended December 31, 2008 on February 27, 2009 and incorporated herein by reference.)

10.50
Amendment, dated December 11, 2009, to Master Services Agreement, dated October 22, 2009, between Amgen Inc. and International Business Machines Corporation (with certain confidential information deleted therefrom). (Filed as an exhibit to Form 10-K for the year ended December 31, 2009 on March 1, 2010 and incorporated herein by reference.)

10.51
Integrated Facilities Management Services Agreement, dated February 4, 2009 between Amgen Inc. and Jones Lang LaSalle Americas, Inc. (with certain confidential information deleted therefrom). (Filed as an exhibit to Form 10-K for the year ended December 31, 2008 on February 27, 2009 and incorporated herein by reference.)

10.52
Collaboration Agreement dated July 27, 2009 between Amgen Inc. and Glaxo Group Limited, a wholly-owned subsidiary of GlaxoSmithKline plc (with certain confidential information deleted therefrom). (Filed as an exhibit to Form 10-Q for the quarter ended September 30, 2009 on November 6, 2009 and incorporated herein by reference.)

10.53
Expansion Agreement dated July 27, 2009 between Amgen Inc. and Glaxo Group Limited, a wholly-owned subsidiary of GlaxoSmithKline plc (with certain confidential information deleted therefrom). (Filed as an exhibit to Form 10-Q for the quarter ended September 30, 2009 on November 6, 2009 and incorporated herein by reference.)

10.54
Underwriting Agreement, dated March 12, 2010, by and among the Company and Banc of America Securities LLC, Barclays Capital Inc. and Morgan Stanley & Co. Incorporated, as representatives of the several underwriters named therein. (Filed as an exhibit to Form 8-K on March 15, 2010 and incorporated herein by reference.)

31*	Rule 13a-14(a) Certifications.

32**	Section 1350 Certifications.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

Exhibit No.	Description
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase.

(* = filed herewith)

(** = furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended)
(+   =  management contract or compensatory plan or arrangement.)