Form 10-Q
period 2010-09-30
AMGEN INC
filed 2010-11-08
CIK 318154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
As of October 29, 2010, the registrant had 944,815,396 shares of common stock, $0.0001 par value, outstanding.

AMGEN INC.
INDEX

		Page No.
PART I - FINANCIAL INFORMATION		1
Item 1.	FINANCIAL STATEMENTS	1
	CONDENSED CONSOLIDATED STATEMENTS OF INCOME	1
	CONDENSED CONSOLIDATED BALANCE SHEETS	2
	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS	3
	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	4
Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	17
Item 4.	CONTROLS AND PROCEDURES	29
PART II - OTHER INFORMATION		30
Item 1.	LEGAL PROCEEDINGS	30
Item 1A.	RISK FACTORS	30
Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	32
Item 6.	EXHIBITS	32
SIGNATURES		33
INDEX TO EXHIBITS		34
EX-10.2
EX-10.15
EX-10.54
EX-10.58
EX-31
EX-32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

i

PART I — FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
AMGEN INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share data)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenues:
Product sales	$3,759	$3,736	$10,900	$10,608
Other revenues	57	76	312	225

Total revenues	3,816	3,812	11,212	10,833

Operating expenses:
Cost of sales (excludes amortization of certain acquired intangible assets presented below)	587	545	1,648	1,553
Research and development	719	647	2,040	1,973
Selling, general and administrative	957	932	2,827	2,640
Amortization of certain acquired intangible assets	74	74	221	221
Other	—	9	(1)	63

Total operating expenses	2,337	2,207	6,735	6,450

Operating income	1,479	1,605	4,477	4,383

Interest expense, net	150	139	442	436
Interest and other income, net	105	74	283	182

Income before income taxes	1,434	1,540	4,318	4,129

Provision for income taxes	198	154	713	455

Net income	$1,236	$1,386	$3,605	$3,674

Earnings per share:
Basic	$1.29	$1.36	$3.73	$3.60
Diluted	$1.28	$1.36	$3.71	$3.58

Shares used in calculation of earnings per share:
Basic	958	1,016	966	1,020
Diluted	962	1,022	971	1,025
See accompanying notes.

AMGEN INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share data)
(Unaudited)

	September 30,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$2,951	$2,884
Marketable securities	14,098	10,558
Trade receivables, net	2,443	2,109
Inventories	2,044	2,220
Other current assets	1,394	1,161

Total current assets	22,930	18,932

Property, plant and equipment, net	5,643	5,738
Intangible assets, net	2,315	2,567
Goodwill	11,334	11,335
Other assets	1,312	1,057

Total assets	$43,534	$39,629

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$759	$574
Accrued liabilities	3,050	3,299
Current portion of convertible notes	2,451	—

Total current liabilities	6,260	3,873

Convertible notes	2,263	4,512
Other long-term debt	8,578	6,089
Other non-current liabilities	2,362	2,488

Contingencies and commitments

Stockholders’ equity:
Common stock and additional paid-in capital; $0.0001 par value; 2,750 shares authorized; outstanding - 952 shares in 2010 and 995 shares in 2009	27,210	26,944
Accumulated deficit	(3,394)	(4,322)
Accumulated other comprehensive income	255	45

Total stockholders’ equity	24,071	22,667

Total liabilities and stockholders’ equity	$43,534	$39,629

See accompanying notes.

AMGEN INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine months ended
	September 30,
	2010	2009
Cash flows from operating activities:
Net income	$3,605	$3,674
Depreciation and amortization	756	792
Stock-based compensation expense	248	209
Other items, net	119	146
Changes in operating assets and liabilities:
Trade receivables, net	(317)	(258)
Inventories	164	(60)
Other current assets	(90)	(33)
Accounts payable	185	43
Accrued income taxes	(802)	33
Other accrued liabilities	(89)	(33)
Net cash provided by operating activities	3,779	4,513

Cash flows from investing activities:
Purchases of property, plant and equipment	(398)	(386)
Purchases of marketable securities	(11,620)	(10,889)
Proceeds from sales of marketable securities	8,001	7,026
Proceeds from maturities of marketable securities	430	1,340
Other	(74)	46

Net cash used in investing activities	(3,661)	(2,863)

Cash flows from financing activities:
Repurchases of common stock	(2,594)	(1,997)
Net proceeds from issuance of debt	2,471	1,980
Net proceeds from issuance of common stock in connection with the Company’s equity award programs	62	146
Other	10	24

Net cash (used in) provided by financing activities	(51)	153

Increase in cash and cash equivalents	67	1,803

Cash and cash equivalents at beginning of period	2,884	1,774

Cash and cash equivalents at end of period	$2,951	$3,577

See accompanying notes.

AMGEN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
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
Basis of presentation
The financial information for the three and nine months ended September 30, 2010 and 2009 is unaudited but includes all adjustments (consisting of only normal recurring adjustments, unless otherwise indicated), which Amgen considers necessary for a fair presentation of its consolidated results of operations for those periods. Interim results are not necessarily indicative of results for the full fiscal year.
The condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and the notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2009 and our condensed consolidated financial statements in our Quarterly Reports on Form 10-Q for the three months ended March 31, 2010 and for the three months and six months ended June 30, 2010.
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
Property, plant and equipment, net
Property, plant and equipment are recorded at historical cost, net of accumulated depreciation of $5.0 billion and $4.6 billion as of September 30, 2010 and December 31, 2009, respectively.
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
2. Income taxes
The effective tax rates for the three and nine months ended September 30, 2010 and September 30, 2009 are different from the statutory rate primarily as a result of indefinitely invested earnings of our foreign operations and the favorable resolution of certain non-routine transfer pricing matters with tax authorities for prior periods. We do not provide for U.S. income taxes on undistributed earnings of our foreign operations that are intended to be invested indefinitely outside the United States.

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
The Internal Revenue Service (“IRS”) is currently examining our U.S. income tax returns for the years ended December 31, 2007 and 2008. As of September 30, 2010, the Company and the IRS have agreed to certain transfer pricing adjustments for the years ended December 31, 2007 and 2008 and the Company has accordingly adjusted its liability for unrecognized tax benefits (“UTBs”) as discussed below. The remainder of this examination is expected to be completed in 2011.
During the three and nine months ended September 30, 2010, the gross amount of our UTBs increased by approximately $80 million and $225 million, respectively, as a result of tax positions taken during the current year. During the nine months ended September 30, 2010, the gross amount of our UTBs decreased by approximately $375 million due to settlements with tax authorities related to resolution of prior years’ transfer pricing matters. These settlements did not materially impact the effective tax rate. Substantially all of our UTBs as of September 30, 2010, if recognized, would affect our effective tax rate. As of September 30, 2010, the Company believes that it is reasonably possible that our gross liabilities for UTBs may decrease by up to $135 million within the succeeding twelve months due to potential tax settlements.
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
The following table sets forth the computation for basic and diluted EPS (in millions, except per share information):

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Income (Numerator):
Net income for basic and diluted EPS	$1,236	$1,386	$3,605	$3,674

Shares (Denominator):
Weighted-average shares for basic EPS	958	1,016	966	1,020
Effect of dilutive securities	4	6	5	5

Weighted-average shares for diluted EPS	962	1,022	971	1,025

Basic EPS	$1.29	$1.36	$3.73	$3.60
Diluted EPS	$1.28	$1.36	$3.71	$3.58
For both the three and nine months ended September 30, 2010, there were employee stock options, calculated on a weighted average basis, to purchase 44 million shares of our common stock with exercise prices greater than the average market prices of our

AMGEN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
common stock for these periods that are not included in the computation of diluted EPS as their impact would have been anti-dilutive. For the three and nine months ended September 30, 2009, there were employee stock options, calculated on a weighted average basis, to purchase 31 million and 43 million shares of our common stock, respectively, with exercise prices greater than the average market prices of our common stock for these periods that are not included in the computation of diluted EPS as their impact would have been anti-dilutive. In addition, shares of our common stock which may be issued upon conversion of our convertible debt or upon exercise of our warrants are not included in the computation of diluted EPS for any of the periods presented above as their impact on diluted EPS would have been anti-dilutive. Shares which may be issued under our 2010 performance award plan were also excluded because conditions under the plan were not met.
4. Available-for-sale investments
The fair values of available-for-sale investments by type of security, contractual maturity and classification in the Condensed Consolidated Balance Sheets are as follows (in millions):

		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
September 30, 2010	cost	gains	losses	value
Type of security:
U.S. Treasury securities	$4,434	$101	$—	$4,535
Other government related debt securities:
Obligations of U.S. government agencies and FDIC guaranteed bank debt	2,836	79	—	2,915
Foreign and other	895	24	—	919
Corporate debt securities:
Financial	2,014	78	—	2,092
Industrial	2,230	99	—	2,329
Other	288	15	—	303
Mortgage and asset backed securities	792	7	(3)	796
Money market mutual funds	2,713	—	—	2,713
Other short-term interest bearing securities	318	—	—	318

Total debt securities	16,520	403	(3)	16,920
Equity securities	45	—	—	45

	$16,565	$403	$(3)	$16,965

		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
December 31, 2009	cost	gains	losses	value
Type of security:
U.S. Treasury securities	$1,929	$12	$(6)	$1,935
Obligations of U.S. government agencies and FDIC guaranteed bank debt	3,731	62	(1)	3,792
Corporate debt securities	4,193	96	(4)	4,285
Mortgage and asset backed securities	489	4	(2)	491
Money market mutual funds	2,784	—	—	2,784
Other short-term interest bearing securities	55	—	—	55

Total debt securities	13,181	174	(13)	13,342
Equity securities	63	—	(8)	55

	$13,244	$174	$(21)	$13,397

AMGEN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	September 30,	December 31,
Contractual maturity	2010	2009
Maturing in one year or less	$4,422	$3,444
Maturing after one year through three years	6,291	6,369
Maturing after three years through five years	5,575	3,207
Maturing after five years	632	322

Total debt securities	16,920	13,342
Equity securities	45	55

	$16,965	$13,397

	September 30,	December 31,
Classification in the Condensed Consolidated Balance Sheets	2010	2009
Cash and cash equivalents	$2,951	$2,884
Marketable securities	14,098	10,558
Other assets — noncurrent	45	55

	17,094	13,497
Less cash	(129)	(100)

	$16,965	$13,397

For the three months ended September 30, 2010 and 2009, realized gains totaled $34 million and $17 million, respectively, and realized losses totaled $11 million and $8 million, respectively. For the nine months ended September 30, 2010 and 2009, realized gains totaled $92 million and $77 million, respectively, and realized losses totaled $14 million and $56 million, respectively. The cost of securities sold is based on the specific identification method.
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
We review our available-for-sale investments for other-than-temporary declines in fair value below our cost basis on a quarterly basis and whenever events or changes in circumstances indicate that the cost basis of an asset may not be recoverable. This evaluation is based on a number of factors, including the length of time and extent to which the fair value has been below our cost basis and adverse conditions specifically related to the security, including any changes to the credit rating of the security by a rating agency. As of September 30, 2010 and December 31, 2009, we believe that the cost bases for our available-for-sale investments were recoverable in all material respects.
5. Inventories
Inventories consisted of the following (in millions):

	September 30,	December 31,
	2010	2009
Raw materials	$117	$97
Work in process	1,472	1,683
Finished goods	455	440

	$2,044	$2,220

AMGEN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
6. Financing arrangements
The following table reflects the carrying value of our borrowings under our various financing arrangements (dollar amounts in millions):

	September 30,	December 31,
	2010	2009
0.125% convertible notes due February 2011 (2011 Convertible Notes)	$2,451	$2,342
0.375% convertible notes due 2013 (2013 Convertible Notes)	2,181	2,088
5.85% notes due 2017 (2017 Notes)	1,099	1,099
4.85% notes due 2014 (2014 Notes)	1,000	1,000
5.70% notes due 2019 (2019 Notes)	998	998
6.40% notes due 2039 (2039 Notes)	996	995
6.375% notes due 2037 (2037 Notes)	899	899
3.45% notes due October 2020 (October 2020 Notes)	897	—
5.75% notes due 2040 (2040 Notes)	696	—
4.95% notes due 2041 (2041 Notes)	595	—
6.15% notes due 2018 (2018 Notes)	499	499
6.90% notes due 2038 (2038 Notes)	499	499
4.50% notes due March 2020 (March 2020 Notes)	300	—
Zero-coupon modified convertible notes due in 2032 (2032 Modified Convertible Notes)	82	82
8.125% notes due 2097 (Other)	100	100

Total borrowings	13,292	10,601
Less current portion (2011 Convertible Notes)	(2,451)	—

Total non-current debt	$10,841	$10,601

Debt issuances
In March 2010, we issued $700 million aggregate principal amount of notes due in 2040 (the “2040 Notes”) and $300 million aggregate principal amount of notes due in 2020 (the “March 2020 Notes”) in a registered offering. In September 2010, we issued $900 million aggregate principal amount of notes due in 2020 (the “October 2020 Notes”) and $600 million aggregate principal amount of notes due in 2041 (the “2041 Notes”) in a registered offering. The 2040 Notes, March 2020 Notes, October 2020 Notes and 2041 Notes pay interest at fixed annual rates of 5.75%, 4.50%, 3.45% and 4.95%, respectively. These notes may be redeemed at any time at our option, in whole or in part, at an amount equal to the outstanding principal amount of the notes being redeemed plus accrued interest and a “make-whole” amount, as defined. Upon the occurrence of a change in control triggering event, as defined, we may be required to purchase all or a portion of these notes at a price equal to 101% of the principal amount of the notes plus accrued interest. Debt issuance costs incurred in connection with the issuance of this debt totaled approximately $17 million and are being amortized over the lives of the notes.
2017 Notes
In March 2010, we entered into interest rate swap agreements that effectively convert a fixed-rate interest coupon to a London Interbank Offered Rate (“LIBOR”)-based floating rate coupon over the remaining life of the 2017 notes.

AMGEN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
7. Stockholders’ equity
Stock repurchase program
A summary of activity under our stock repurchase program is as follows (in millions):

	2010		2009
	Shares	Dollars	Shares	Dollars
First quarter	29.1	$1,684	37.5	$1,997
Second quarter	10.3	616	—	—
Third quarter	6.6	364	—	—

Total	46.0	$2,664	37.5	$1,997

In December 2009, the Board of Directors authorized us to repurchase up to an additional $5.0 billion of common stock of which a total of $3.3 billion remains available as of September 30, 2010. The manner of purchases, the amount we spend and the number of shares repurchased will vary based on a variety of factors, including the stock price, blackout periods in which we are restricted from repurchasing shares, and our credit rating and may include private block purchases as well as market transactions.
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

AMGEN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following fair value hierarchy tables present information about each major class/category of the Company’s financial assets and liabilities measured at fair value on a recurring basis (in millions):

	Fair value measurement at September 30, 2010 using:
	Quoted prices in
	active markets for	Significant other	Significant
	identical assets	observable inputs	unobservable inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Available-for-sale securities:
U.S. Treasury securities	$4,535	$—	$—	$4,535
Other government related debt securities:
Obligations of U.S. government agencies and FDIC guaranteed bank debt	—	2,915	—	2,915
Foreign and other	—	919	—	919
Corporate debt securities:
Financial	—	2,092	—	2,092
Industrial	—	2,329	—	2,329
Other	—	303	—	303
Mortgage and asset backed securities	—	796	—	796
Money market mutual funds	2,713	—	—	2,713
Other short-term interest bearing securities	—	318	—	318
Equity securities	45	—	—	45
Derivatives:
Foreign exchange contracts	—	137	—	137
Interest rate swap contracts	—	290	—	290

Total assets	$7,293	$10,099	$—	$17,392

Liabilities:
Derivatives:
Foreign exchange contracts	$—	$117	$—	$117

Total liabilities	$—	$117	$—	$117

	Fair value measurement at December 31, 2009 using:
	Quoted prices in
	active markets for	Significant other	Significant
	identical assets	observable inputs	unobservable inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Available-for-sale securities:
U.S. Treasury securities	$1,935	$—	$—	$1,935
Obligations of U.S. government agencies and FDIC guaranteed bank debt	—	3,792	—	3,792
Corporate debt securities	—	4,285	—	4,285
Mortgage and asset backed securities	—	491	—	491
Money market mutual funds	2,784	—	—	2,784
Other short-term interest bearing securities	—	55	—	55
Equity securities	55	—	—	55
Derivatives	—	153	—	153

Total assets	$4,774	$8,776	$—	$13,550

Liabilities:
Derivatives	$—	$152	$—	$152

Total liabilities	$—	$152	$—	$152

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
Substantially all of our foreign currency forward and option contracts have maturities of three years or less and all are entered into with counterparties that have a minimum credit rating of “A-” or equivalent by S&P, Moody’s or Fitch. We value these securities taking into consideration valuations obtained from a third-party valuation service that utilizes an income-based industry standard valuation model for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include quoted foreign currency spot rates, forward points, LIBOR and swap curves and obligor credit default swap rates. In addition, inputs for our foreign currency option contracts also include implied volatility measures. These inputs, where applicable, are at commonly quoted intervals. As of September 30, 2010 and December 31, 2009, we had open foreign currency forward contracts with notional amounts of $3.2 billion and $3.4 billion, respectively, and open option contracts with notional amounts of $370 million and $376 million, respectively, that were primarily Euro-based and were designated as cash flow hedges. In addition, as of September 30, 2010 and December 31, 2009, we had $609 million and $414 million, respectively, of foreign currency forward contracts to reduce exposure to fluctuations in value of certain assets and liabilities denominated in foreign currencies that were primarily Euro-based and that were not designated as hedges (see Note 9, “Derivative instruments").
Our interest rate swap contracts are entered into with counterparties that have a minimum credit rating of “A-” or equivalent by S&P, Moody’s or Fitch. We value these contracts using an income-based industry standard valuation model for which all significant inputs are observable either directly or indirectly to estimate fair value. These inputs include LIBOR and swap curves and obligor credit default swap rates. We had interest rate swap agreements with an aggregate notional amount of $2.6 billion and $1.5 billion as of September 30, 2010 and December 31, 2009, respectively, that were designated as fair value hedges (see Note 9, “Derivative instruments”).
There have been no transfers of assets or liabilities between the fair value measurement levels and there were no material remeasurements to fair value during the nine months ended September 30, 2010 and 2009 of assets and liabilities that are not measured at fair value on a recurring basis.
Summary of the fair value of other financial instruments
Short-term assets and liabilities
The estimated fair values of cash equivalents, accounts receivable and accounts payable approximate their carrying values due to the short-term nature of these financial instruments.

AMGEN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Borrowings
We value our convertible and modified convertible notes using an income-based industry standard valuation model for which all significant inputs are observable either directly or indirectly, including benchmark yields adjusted for our credit risk, to estimate fair value (Level 2). The fair values of our convertible notes and modified convertible notes exclude their equity components and represent only the liability components of these instruments as their equity components are included in “Common stock and additional paid-in capital” in the Condensed Consolidated Balance Sheets. We value our other long-term notes taking into consideration indicative prices obtained from a third party financial institution that utilizes industry standard valuation models, including both income and market based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades and broker/dealer quotes of the same or similar securities, credit spreads, benchmark yields and other observable inputs (Level 2). The following tables present the carrying values and estimated fair values of our borrowings (in millions):

	September 30, 2010		December 31, 2009
	Carrying value	Fair value	Carrying value	Fair value
2011 Convertible Notes	$2,451	$2,499	$2,342	$2,487
2013 Convertible Notes	2,181	2,480	2,088	2,374
2017 Notes	1,099	1,325	1,099	1,207
2014 Notes	1,000	1,140	1,000	1,075
2019 Notes	998	1,210	998	1,077
2039 Notes	996	1,211	995	1,102
2037 Notes	899	1,081	899	988
October 2020 Notes	897	907	—	—
2040 Notes	696	790	—	—
2041 Notes	595	603	—	—
2018 Notes	499	611	499	551
2038 Notes	499	634	499	582
March 2020 Notes	300	336	—	—
2032 Modified Convertible Notes	82	83	82	81
Other	100	137	100	125

Total	$13,292	$15,047	$10,601	$11,649

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
Cash flow hedges
We are exposed to possible changes in values of certain anticipated foreign currency cash flows resulting from changes in foreign currency exchange rates, primarily associated with our international product sales denominated in Euros. Increases or decreases in the cash flows associated with our international product sales due to movements in foreign currency exchange rates are partially offset by the corresponding increases and decreases in our international operating expenses resulting from these foreign currency exchange rate movements. To further reduce our exposure to foreign currency exchange rate fluctuations on our international product sales, we enter into foreign currency forward and option contracts to hedge a portion of our projected international product sales primarily over a three-year time horizon with, at any given point in time, a higher percentage of nearer term projected product sales being hedged than successive periods. As of September 30, 2010 and December 31, 2009, we had open foreign currency forward contracts with notional amounts of $3.2 billion and $3.4 billion,

AMGEN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
respectively, and open option contracts with notional amounts of $370 million and $376 million, respectively. These foreign currency forward and option contracts, primarily Euro-based, have been designated as cash flow hedges, and accordingly, the effective portion of the unrealized gains and losses on these contracts are reported in Accumulated Other Comprehensive Income (“AOCI”) in the Condensed Consolidated Balance Sheets and reclassified to earnings in the same periods during which the hedged transactions affect earnings.
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
The following table reflects the effective portion of the unrealized gain/(loss) recognized in OCI for our cash flow hedge contracts (in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
Derivatives in cash flow hedging relationships	2010	2009	2010	2009
Foreign exchange contracts	$(238)	$(162)	$161	$(239)
Forward interest rate contracts	(5)	—	(5)	(11)

Total	$(243)	$(162)	$156	$(250)

The following table reflects the location in the Condensed Consolidated Statements of Income and the effective portion of the gain/(loss) reclassified from AOCI into earnings for our cash flow hedge contracts (in millions):

		Three months ended		Nine months ended
Derivatives in cash flow		September 30,		September 30,
hedging relationships	Statements of income location	2010	2009	2010	2009
Foreign exchange contracts	Product sales	$31	$(9)	$46	$20
Forward interest rate contracts	Interest expense, net	(1)	—	(1)	—

Total		$30	$(9)	$45	$20

No portions of our cash flow hedge contracts are excluded from the assessment of hedge effectiveness and the ineffective portions of these hedging instruments resulted in approximately $1 million of expense recorded in “Interest and other income, net” in the Condensed Consolidated Statements of Income for both the three and nine months ended September 30, 2010. The ineffective portions of these hedging instruments resulted in an aggregate expense of approximately $1 million recorded in “Interest and other income, net” and “Interest expense, net” in the Condensed Consolidated Statements of Income for both the three and nine months ended September 30, 2009. As of September 30, 2010, the amounts expected to be reclassified from AOCI into earnings over the next 12 months are approximately $8 million of losses on foreign currency forward and option contracts and approximately $1 million of losses on forward interest rate contracts.
Fair value hedges
To achieve a desired mix of fixed and floating interest rate debt, we have entered into interest rate swap agreements, which qualify and have been designated as fair value hedges. The terms of these interest rate swap agreements correspond to the related hedged debt instruments and effectively convert a fixed interest rate coupon to a LIBOR-based floating rate coupon over the lives of the respective notes. We had interest rate swap agreements with aggregate notional amounts of $2.6 billion and $1.5 billion as of September 30, 2010 and December 31, 2009, respectively. The interest rate swap agreements as of September 30, 2010 were for our notes due in 2014, 2017 and 2018 and, as of December 31, 2009 for our notes due in 2014 and 2018. For derivative instruments that are designated and qualify as a fair value hedge, the unrealized gain or loss on the derivative resulting from the change in fair value during the period as well as the offsetting unrealized loss or gain of the hedged item resulting from the change in fair value during the period attributable to the hedged risk are recognized in current earnings. For the three and nine months ended September 30, 2010, we included the unrealized losses on the hedged debt of $76 million and $200 million, respectively, in the same line item, “Interest expense, net” in the Condensed Consolidated Statements of Income, as the offsetting unrealized gains of $76 million and $200 million, respectively, on the related interest rate swap agreements. For the three and nine months ended September 30, 2009, we included the unrealized loss on the hedged debt of $22 million and the unrealized gain on the hedged debt of $81 million, respectively, in the same line item, “Interest expense, net” in the Condensed Consolidated Statements of Income, as the offsetting unrealized gain of $22 million and the unrealized loss of $81 million, respectively, on the related interest rate swap agreements.

AMGEN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Derivatives not designated as hedges
We enter into foreign currency forward contracts to reduce our exposure to foreign currency fluctuations of certain assets and liabilities denominated in foreign currencies which are not designated as hedging transactions. These exposures are hedged on a month-to-month basis. As of September 30, 2010 and December 31, 2009, the total notional amounts of these foreign currency forward contracts, primarily Euro-based, were $609 million and $414 million, respectively.
The following table reflects the location in the Condensed Consolidated Statements of Income and the amount of gain (loss) recognized in earnings for the derivative instruments not designated as hedging instruments (in millions):

		Three months ended		Nine months ended
Derivatives not designated as		September 30,		September 30,
hedging instruments	Statements of income location	2010	2009	2010	2009
Foreign exchange contracts	Interest and other income, net	$(55)	$(34)	$21	$(30)
Classification in the Condensed Consolidated Balance Sheets
The following tables reflect the fair values of both derivatives designated as hedging instruments and not designated as hedging instruments included in the Condensed Consolidated Balance Sheets as of September 30, 2010 and December 31, 2009 (in millions):

	Derivative assets		Derivative liabilities
	Balance Sheet location	Fair value	Balance Sheet location	Fair value
Derivatives designated as hedging instruments as of September 30, 2010:
Interest rate swap contracts	Other current assets/ Other non-current assets	$290	Accrued liabilities/ Other non-current liabilities	$—
Foreign exchange contracts	Other current assets/ Other non-current assets	137	Accrued liabilities/ Other non-current liabilities	117

Total derivatives designated as hedging instruments		427		117

Derivatives not designated as hedging instruments as of September 30, 2010:
Foreign exchange contracts	Other current assets	—	Accrued liabilities	—

Total derivatives not designated as hedging instruments		—		—

Total derivatives		$427		$117

AMGEN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Derivative assets		Derivative liabilities
	Balance Sheet location	Fair value	Balance Sheet location	Fair value
Derivatives designated as hedging instruments as of December 31, 2009:
Interest rate swap contracts	Other current assets/ Other non-current assets	$90	Accrued liabilities/ Other non-current liabilities	$—
Foreign exchange contracts	Other current assets/ Other non-current assets	63	Accrued liabilities/ Other non-current liabilities	152

Total derivatives designated as hedging instruments		153		152

Derivatives not designated as hedging instruments as of December 31, 2009:
Foreign exchange contracts	Other current assets	—	Accrued liabilities	—

Total derivatives not designated as hedging instruments		—		—

Total derivatives		$153		$152

Our derivative contracts that were in a liability position as of September 30, 2010 contain certain credit risk related contingent provisions that are triggered if (i) we were to undergo a change in control and (ii) our or the surviving entity’s creditworthiness deteriorates, which is generally defined as having either a credit rating that is below investment grade or a materially weaker creditworthiness after the change in control. If these events were to occur, the counterparties would have the right, but not the obligation, to close the contracts under early termination provisions. In such circumstances, the counterparties could request immediate settlement of these contracts for amounts that approximate the then current fair values of the contracts.
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
Certain of our legal proceedings and other matters are discussed below:
Teva Pharmaceuticals USA, Inc. and Teva Pharmaceutical Industries Ltd. (“Teva”) Matters
Sensipar® Abbreviated New Drug Application Litigation
On September 30, 2010, the U.S. District Court for the District of Delaware issued a scheduling order setting a trial date for November 30, 2010.
Teva v. Amgen, the ‘603 Patent Litigation
On August 23, 2010, the parties filed a stipulated scheduling order setting forth certain dates for discovery, expert discovery and a claim construction hearing.

AMGEN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Teva v. Amgen, the G-CSF Patent Litigation
Following the August 13, 2010 hearing, on September 10, 2010, the U.S. District Court for the Eastern District of Pennsylvania issued its claim construction ruling. On September 24, 2010, Amgen moved for summary judgment of infringement of certain claims of U.S. Patent Nos. 5,580,755 and 5,582,823 and on September 29, 2010, Teva sought leave to amend its pleadings to re-allege non-infringement of the patents-in-suit. On September 30, 2010, Teva announced that it received its complete response letter from the U.S. Food and Drug Administration (“FDA”) for its granulocyte colony-stimulating factor (“G-CSF”) product Neutroval and stated that no further pre-marketing clinical trials would be necessary. No trial date has been set.
Simonian v. Amgen Inc.
On September 30, 2010, plaintiff filed an amended complaint re-alleging his claim that Amgen violated the false marking statute and Amgen responded by filing a motion to dismiss the amended complaint.
Average Wholesale Price Litigation
Plaintiffs continue to file for extensions for the final approval hearing of the Track II settlement due to continued deficiencies in executing notices, and the final approval hearing will not occur before the end of 2010.
Birch v. Sharer, et al.
On September 29, 2010 Judge Highberger in the Complex Division of Los Angeles Superior Court denied the individual defendants’ demurrers finding that the plaintiff had adequately pled (but not proved) wrongful refusal. Amgen and the individual defendants filed answers on October 29, 2010. A case management conference is scheduled for November 12, 2010.
Third-Party Payers Litigation
On October 8, 2010, oral argument was heard before the U.S. Court of Appeals for the Ninth Circuit (the “9th Circuit”) and on October 21, 2010, the 9th Circuit affirmed the U.S. District Court of the Central District of California’s decision dismissing the action with prejudice.
Qui Tam Actions
On September 20, 2010, the U.S. District Court for the District of Massachusetts (the “Massachusetts District Court”) entered the written ruling denying Amgen’s motions to dismiss. On October 22, 2010, the states of New York, Massachusetts, Michigan, California, Illinois and Indiana, on behalf of the states of Georgia and New Mexico, and the relator filed opening briefs with the U.S. Court of Appeals for the First Circuit. The Massachusetts District Court has set a trial date for July 2011.
Warren General Hospital v. Amgen
Amgen’s motion to dismiss was granted by the U.S. District Court for the District of New Jersey on June 7, 2010 and plaintiffs filed their notice of appeal to the motion to dismiss on June 14, 2010 with the U.S. Court of Appeals for the Third Circuit (the “3rd Circuit”). Plaintiff filed their opening brief on August 23, 2010 and Amgen’s response brief was filed on September 22, 2010. Plaintiff filed its reply brief on October 6, 2010. No hearing date for the appellate argument before the 3rd Circuit has been set.
Other
On August 20, 2010, Amgen received a stockholder demand on the Board of Directors (“Board”) to take action to remedy alleged breaches of fiduciary duty and related violations by the Board and certain officers of the Company. The stockholder alleged that the directors and certain executive officers caused the Company to issue false or misleading statements regarding the safety of EPOGEN® and Aranesp® and promotional practices regarding these drugs. The Board undertook an investigation into the allegations made by the stockholder and on October 11, 2010, the Board notified the stockholder that it had rejected the stockholder’s demand.

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
Overview
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to assist the reader in understanding Amgen’s business. MD&A is provided as a supplement to, and should be read in conjunction with, our Annual Report on Form 10-K for the year ended December 31, 2009 and our Quarterly Reports on Form 10-Q for the periods ended March 31, 2010 and June 30, 2010. Our results of operations discussed in MD&A are presented in conformity with GAAP.
We are the largest independent biotechnology medicines company. We discover, develop, manufacture and market medicines for grievous illnesses. We concentrate on innovating novel medicines based on advances in cellular and molecular biology. Our mission is to serve patients. We operate in one business segment: human therapeutics. Therefore, our results of operations are discussed on a consolidated basis.
Currently, we market primarily recombinant protein therapeutic products for supportive cancer care, nephrology and inflammation. Our principal products currently include Aranesp® (darbepoetin alfa), EPOGEN® (Epoetin alfa), Neulasta® (pegfilgrastim), NEUPOGEN® (Filgrastim) and ENBREL (etanercept), all of which are sold in the United States. ENBREL is marketed under a co-promotion agreement with Pfizer Inc. (“Pfizer”) in the United States and Canada. Our international product sales consist principally of European sales of Aranesp®, Neulasta® and NEUPOGEN®. For both the three and nine months ended September 30, 2010, our principal products represented 92% of worldwide product sales; for both the three and nine months ended September 30, 2009, our principal products represented 93% of worldwide product sales.
During the three months ended June 30, 2010, we also began selling Prolia™ (denosumab). We are jointly commercializing Prolia™ with GlaxoSmithKline plc (“GSK”) for postmenopausal osteoporosis (“PMO”) in Europe in accordance with a collaboration agreement entered into in July 2009. In addition, our other marketed products include: Sensipar®/Mimpara® (cinacalcet); Vectibix® (panitumumab); and Nplate® (romiplostim). For additional information about our products, their approved indications and where they are marketed, see “Item 1. Business – Marketed Products and Selected Product Candidates” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2009 and the discussion below with respect to Prolia™.
Key developments
The following is a list of selected key developments that occurred during 2010 affecting our business. For additional 2010 developments and a more comprehensive discussion of certain developments discussed below, see our Quarterly Reports on Form 10-Q for the periods ended March 31, 2010 and June 30, 2010.

Prolia™ Developments
On May 28, 2010, the European Commission (“EC”) granted marketing authorization for Prolia™ for the treatment of osteoporosis in postmenopausal women at increased risk of fractures and for the treatment of bone loss associated with hormone ablation in men with prostate cancer at increased risk of fractures. The timing of reimbursement authority approval of pricing in individual European Union countries will vary by country, which could follow the EC approval by many months. For example, on July 1, 2010, Prolia™ received reimbursement authority in Germany, and on October 27, 2010, the National Institute for Health and Clinical Excellence in the United Kingdom recommended Prolia™ for reimbursement as a treatment option for certain postmenopausal women who are at increased risk of primary and secondary osteoporotic fractures if other treatments available on the publicly-funded National Health Service are unsuitable.
On June 1, 2010, the FDA approved Prolia™ for the treatment of postmenopausal women with osteoporosis at high risk for fracture, defined as a history of osteoporotic fracture, or multiple risk factors for fracture, or patients who have failed or are intolerant to other available osteoporosis therapy.
We estimate that the majority of potential U.S. Prolia™ patients are covered under Medicare and the remaining under commercial plans. Prolia™ is currently being reimbursed under Medicare Part B through a “buy and bill” process. The buy and bill reimbursement process for Prolia™ may require time to establish as it involves physicians purchasing Prolia™ with the intent to submit a claim to a payer for reimbursement after the injection has been administered. As of September 30, 2010, all 15 Medicare Administration Contractors have confirmed medical coverage for Prolia™ and have issued paid claims. Future U.S. product sales for Prolia™ will be in part dependent upon physicians’ willingness to use a buy and bill approach, in particular primary care physicians who most frequently administer Prolia™ to patients but are less accustomed to this reimbursement process. In addition, U.S. product sales for Prolia™ will be supported by Medicare Part D coverage, which we expect will be obtained in 2011, and by the expansion of commercial coverage.
Worldwide sales of Prolia™ for the three and nine months ended September 30, 2010 totaled approximately $10 million and $13 million, respectively.
Please refer to our Quarterly Report on Form 10-Q for the period ended June 30, 2010 for additional details on the Prolia™ risk evaluation and mitigation strategy (“REMS”) program and the post-marketing surveillance program for PMO patients.
Other Denosumab Developments
On May 14, 2010, we submitted a Biologics License Application (“BLA”) to the FDA for denosumab for the reduction of skeletal related events (“SREs”) in cancer patients. On July 16, 2010, we announced that the FDA granted priority review designation to our denosumab BLA. Consistent with priority review guidelines, the FDA will target an Agency action within six months of the application submission date, resulting in a Prescription Drug User Fee Act action date of November 18, 2010. We also submitted a marketing authorization application to the European Medicines Agency (“EMA”) on June 4, 2010 for denosumab for the reduction of SREs in cancer patients.
ESA Developments
On February 16, 2010, Amgen and Centocor Ortho Biotech Products, L.P., a subsidiary of Johnson & Johnson (“J&J”), announced that the FDA approved a REMS for erythropoiesis-stimulating agents (“ESAs”) which includes Aranesp®, EPOGEN® and Procrit® (Epoetin alfa). In order to ensure continued access to ESAs for healthcare providers who prescribe, or prescribe and dispense, ESAs to patients with cancer, healthcare providers and hospitals are required to train and enroll in the ESA APPRISE (Assisting Providers and cancer Patients with Risk Information for the Safe use of ESAs) Oncology Program by February 15, 2011. Enrolled prescribers are required to document that a discussion about the risks of ESAs took place with each patient prior to the initiation of each new course of ESA therapy. Direct patient registration or approval prior to ESA administration is not required through the ESA APPRISE Oncology Program.
On July 26, 2010, the Centers for Medicare & Medicaid Services (“CMS”) released the Final Rule on Bundling in Dialysis, effective January 1, 2011. Under the final rule, end stage renal disease (“ESRD”) facilities were required to elect, by November 1, 2010, whether they would implement the rule in its entirety beginning in 2011 or ratably over a four-year period beginning in 2011. On November 2 and November 4, 2010, Fresenius Medical Care and DaVita Inc., the two largest dialysis organizations in the United States, separately announced that they intend to implement the final bundling rule in its entirety beginning in 2011 for all of their clinics. In preparation of implementing the final rule, ESRD facilities may transition their treatment protocols in the later part of 2010, which could also impact the dose/utilization of EPOGEN®.
On October 18, 2010, the FDA held a Cardiovascular and Renal Drugs Advisory Committee (“CRDAC”) meeting to review results from the Trial to Reduce Cardiovascular Events with Aranesp® Therapy (“TREAT”) study conducted in patients not on dialysis, and how those results inform the appropriate use of ESAs in patients with chronic kidney disease (“CKD”). Prior to the CRDAC meeting, we submitted proposed labeling changes to the FDA regarding the use of ESAs in chronic renal failure patients not on dialysis that would limit treatment to patients who are most likely to benefit, specifically those with significant anemia (<10 grams per deciliter (“g/dL”)), and who are at high risk for transfusion and for whom transfusion avoidance is considered clinically important, including those in whom it is important to preserve kidney transplant eligibility. In addition to narrowing the patient population, we are proposing a more conservative dosing algorithm in these patients. The Company will continue working with the FDA to develop information that will optimize the use of ESAs in CKD patients. In addition, on October 26, 2010, the CMS announced a January 19, 2011 meeting of the Medicare Evidence Development & Coverage Advisory Committee (“MEDCAC”) to further examine currently available evidence on the use of ESAs to manage anemia in patients who have CKD.
Certain of these ESA developments could have material adverse impacts on our business and results of operations.
Please refer to our Quarterly Reports on Form 10-Q for the periods ended March 31, 2010 and June 30, 2010 for additional details on ESA developments.
U.S. Healthcare Reform
In March 2010, the Patient Protection and Affordable Care Act and the companion Healthcare and Education Reconciliation Act were signed into law. We refer to these two laws collectively as the “new healthcare reform law.” The new healthcare reform law imposes additional costs on and reduces the revenues of companies in the biotechnology and pharmaceutical industries. The following table summarizes certain provisions of the new healthcare reform law and the adverse impacts of these provisions on our U.S. product sales to date.

		Nine months ended
		September 30, 2010
Healthcare Reform Provision	Effective Date	(in millions)

• Medicaid base rebate rate payable on our products increased from 15.1% to 23.1% of the Average Manufacturer’s Price (“AMP”)	January 1, 2010	$46
• Public Health Service (“PHS”) (340B) program eligibility expanded
– Discounts comparable to the Medicaid rebate extended to entities receiving PHS grants and to hospitals serving a disproportionate number of Medicare and Medicaid patients	January 1, 2010	17
• Medicaid rebates applied to managed care organizations	March 23, 2010	70
• AMP Definition changed which may result in higher discounts for certain of our products	October 1, 2010	—
• Prescription Drug Manufacturers’ Annual Fee
– Aggregate annual fee to be paid by manufacturers and importers of branded prescription drugs totaling $28 billion over 10 years, of which $2.5 billion is payable in 2011
– Fee to be apportioned among participating companies based on each company’s sales of qualifying products. The fee is not deductible for U.S. federal income tax purposes	January 1, 2011	—
• Part D mandatory discount (referred to as the “doughnut hole”)
– 50% discount to Medicare Part D patients whose prescription expenses exceed the Part D limit, but have not reached the catastrophic coverage threshold	January 1, 2011	—
• Medicaid coverage eligibility expanded from 100% to 133% of the federal poverty level	January 1, 2014	—

	Total	$133

Total U.S. product sales for the three months ended September 30, 2010 were adversely impacted by $64 million by the new healthcare reform law provisions that were in effect during this period.
We anticipate that the impact of the above provisions for the full year 2010 will be slightly below $200 million and that the full year impact for 2011 will be approximately two to two-and-a-half times the amount currently estimated for 2010. Estimation of the aggregate financial impact resulting from the new healthcare reform law is highly complex and depends on a number of factors. Therefore, our estimates are subject to change.
The new healthcare reform law authorizes the FDA to approve biosimilar products. With the resulting likely introduction of biosimilars in the United States, we may face greater competition from biosimilar products, including from biosimilar manufacturers with approved products in Europe that may seek to quickly obtain U.S. approval now that biosimilar legislation has been enacted, subject to our ability to enforce our patents.
Please refer to our Quarterly Reports on Form 10-Q for the periods ended March 31, 2010 and June 30, 2010 for additional details on the new healthcare reform law.
Vectibix® Developments
On April 16, 2010, our application for marketing authorization for the use of Vectibix® in first- and second-line treatment of metastatic colorectal cancer (“mCRC”) in patients whose tumors contain wild type KRAS genes was submitted to the EMA. We filed supplemental BLA submissions for first- and second-line mCRC with the FDA on October 29 and November 4, 2010.
On August 11, 2010, we announced top-line results from a 658-patient randomized phase 3 trial evaluating Vectibix® as a first-line treatment in patients with recurrent and/or metastatic squamous cell head and neck cancer. The data showed the addition of Vectibix® to platinum-based chemotherapy did not result in a statistically significant improvement in overall survival, the primary endpoint, compared to chemotherapy alone [median 11.1 months versus 9.0 months, hazard ratio (“HR”) 0.87 (95% confidence interval (“CI”): 0.73, 1.05)]. Therefore, the study did not meet its primary endpoint. Secondary endpoints of progression-free survival (“PFS”) [median 5.8 months versus 4.6 months, HR 0.78 (95% CI: 0.66, 0.92)] and objective response rate (36% versus 25%) were numerically improved but were not tested for statistical significance. The secondary endpoints included PFS, objective response rate, duration of response, time to progression, time to response, patient reported outcomes and safety. The most frequently reported adverse events in the Vectibix® plus chemotherapy arm included nausea, rash, neutropenia and vomiting, as anticipated, for this combination therapy.
Puerto Rico Tax Legislation
On October 25, 2010, the government of Puerto Rico passed legislation that established a new tax on the sale of products manufactured in Puerto Rico, effective January 1, 2011. We are currently evaluating the new legislation and its potential impact on Amgen.

Selected Financial Data
The following table presents selected financial data (amounts in millions, except percentages and per share data):

	Three months ended September 30,			Nine months ended September 30,
	2010	2009	Change	2010	2009	Change
Product sales:
U.S.	$2,921	$2,918	—	$8,385	$8,253	2%
International	838	818	2%	2,515	2,355	7%

Total product sales	3,759	3,736	1%	10,900	10,608	3%

Other revenues	57	76	(25)%	312	225	39%

Total revenues	$3,816	$3,812	—	$11,212	$10,833	3%

Operating expenses	$2,337	$2,207	6%	$6,735	$6,450	4%

Operating income	$1,479	$1,605	(8)%	$4,477	$4,383	2%

Net income	$1,236	$1,386	(11)%	$3,605	$3,674	(2)%

Diluted EPS	$1.28	$1.36	(6)%	$3.71	$3.58	4%

Diluted shares	962	1,022	(6)%	971	1,025	(5)%
The following discusses certain key changes in our results of operations for the three and nine months ended September 30, 2010 as well as our financial condition as of September 30, 2010.
The increase in total revenues for the nine months ended September 30, 2010 was primarily due to increases in worldwide product sales, discussed below, and, to a lesser extent, other revenues resulting from certain milestone payments earned in 2010.
U.S. product sales for the three months ended September 30, 2010 were largely unchanged as the decline in Aranesp® sales was substantially offset by an increase in Neulasta®/NEUPOGEN® sales. The increase in U.S. product sales for the nine months ended September 30, 2010 was primarily due to favorable changes in wholesaler inventories.
Excluding a $16 million unfavorable and a $34 million favorable foreign exchange impact, international product sales increased 4% and 5% for the three and nine months ended September 30, 2010, respectively, primarily due to increases in demand for Sensipar®, Vectibix®, Nplate® and Prolia™.
The increase in operating expenses for the three months ended September 30, 2010 was primarily driven by lower research and development (“R&D”) costs principally due to higher cost recoveries in 2009. The increase in operating expenses for the nine months ended September 30, 2010 was primarily due to increased selling, general and administrative (“SG&A”) expenses in part due to increased spending activities for Prolia™.
The decrease in net income for the three months ended September 30, 2010 was primarily due to lower operating income and a higher effective income tax rate as a result of favorable tax settlements in 2009. The decrease in net income for the nine months ended September 30, 2010 was primarily due to a higher effective income tax rate as a result of favorable tax settlements in 2009, partially offset by higher operating income.
The decrease in diluted EPS for the three months ended September 30, 2010 was due to the reduction in net income, partially offset by a reduction in the number of shares used in the calculation of diluted EPS. The increase in diluted EPS for the nine months ended September 30, 2010 was due to the reduction in the number of shares used in the calculation of diluted EPS, partially offset by the reduction in net income. The decreases in the number of shares used in the computations of diluted EPS reflect the impact of our stock repurchase program, including approximately 6.6 million and 46 million shares that were repurchased in the three and nine months ended September 30, 2010 at total costs of $364 million and $2.7 billion, respectively.
As of September 30, 2010, our cash, cash equivalents and marketable securities totaled $17.0 billion and total debt outstanding was $13.3 billion, including $2.5 billion which is due in February 2011. Of our total cash, cash equivalents and marketable securities balances as of September 30, 2010, approximately $14.0 billion was generated from operations in foreign tax jurisdictions and is intended for permanent use in our foreign operations. If these funds were repatriated for use in our U.S. operations, we would be required to pay additional U.S. federal and state income taxes at the applicable marginal tax rates.
Product sales
Worldwide product sales were as follows (dollar amounts in millions):

	Three months ended September 30,			Nine months ended September 30,
	2010	2009	Change	2010	2009	Change
Aranesp®	$623	$685	(9)%	$1,853	$2,004	(8)%
EPOGEN®	653	663	(2)%	1,933	1,866	4%
Neulasta®/NEUPOGEN®	1,254	1,210	4%	3,607	3,441	5%
ENBREL	914	924	(1)%	2,595	2,581	1%
Sensipar®	175	165	6%	526	480	10%
Vectibix®	70	58	21%	209	167	25%
Nplate®	60	31	94%	164	69	—
Prolia™	10	—	—	13	—	—

Total product sales	$3,759	$3,736	1%	$10,900	$10,608	3%

Product sales are influenced by a number of factors, some of which may impact sales of certain products more significantly than others. For a list of certain of these factors, see “Results of Operations – Product Sales” in our Quarterly Report on Form 10-Q for the period ended June 30, 2010.
Aranesp®
Total Aranesp® sales by geographic region were as follows (dollar amounts in millions):

	Three months ended September 30,			Nine months ended September 30,
	2010	2009	Change	2010	2009	Change
Aranesp® — U.S.	$283	$333	(15)%	$818	$963	(15)%
Aranesp® — International	340	352	(3)%	1,035	1,041	(1)%

Total Aranesp®	$623	$685	(9)%	$1,853	$2,004	(8)%

The decrease in U.S. Aranesp® sales for the three months ended September 30, 2010 was primarily due to a low double-digit percentage point decline in unit demand, reflecting an overall decline in the segment, slightly offset by an increase in the average net sales price, and unfavorable changes in wholesaler inventories. The decrease in U.S. Aranesp® sales for the nine months ended September 30, 2010 was primarily due to a decline in unit demand, reflecting an overall decline in the segment.
Excluding a $7 million unfavorable and a $12 million favorable foreign exchange impact, international Aranesp® sales decreased 1% and 2% for the three and nine months ended September 30, 2010, respectively, primarily due to decreases in demand, reflecting overall declines in the segment.
Future Aranesp® sales will depend, in part, on the factors as set forth in our Quarterly Report on Form 10-Q for the period ended June 30, 2010 and such factors as:
•   Regulatory developments, including those resulting from:
–   The October 18, 2010 CRDAC meeting;
–   The proposed ESA product label changes we submitted to the FDA prior to the CRDAC meeting; and
•   Reimbursement developments resulting from the January 19, 2011 MEDCAC meeting.
Certain of these factors could have material adverse impacts on future sales of Aranesp®.

EPOGEN®
Total EPOGEN® sales were as follows (dollar amounts in millions):

	Three months ended September 30,			Nine months ended September 30,
	2010	2009	Change	2010	2009	Change
EPOGEN® — U.S.	$653	$663	(2)%	$1,933	$1,866	4%
The decrease in EPOGEN® sales for the three months ended September 30, 2010 was primarily due to low single-digit percentage point declines in both unit demand and the average net sales price, partially offset by favorable changes in wholesaler inventories. The decrease in unit demand reflects a decrease in dose utilization, partially offset by patient population growth. The increase in EPOGEN® sales for the nine months ended September 30, 2010 was primarily due to an increase in unit demand and favorable changes in wholesaler inventories. The increase in unit demand was due to patient population growth, partially offset by a decline in dose utilization.
Future EPOGEN® sales will depend, in part, on the factors as set forth in our Quarterly Report on Form 10-Q for the period ended June 30, 2010 and such factors as:
•   Reimbursement developments, including those resulting from:
–   The CMS’s Final Rule on Bundling in Dialysis;
–   The January 19, 2011 MEDCAC meeting;
•   Regulatory developments, including those resulting from:
–   The October 18, 2010 CRDAC meeting; and
–   The proposed ESA product label changes we submitted to the FDA prior to the CRDAC meeting.
Certain of these factors could have material adverse impacts on future sales of EPOGEN®.
Neulasta®/NEUPOGEN®
Total Neulasta®/NEUPOGEN® sales by geographic region were as follows (dollar amounts in millions):

	Three months ended September 30,			Nine months ended September 30,
	2010	2009	Change	2010	2009	Change
Neulasta® — U.S.	$692	$657	5%	$1,972	$1,876	5%
NEUPOGEN® — U.S.	250	240	4%	700	672	4%

U.S. Neulasta®/NEUPOGEN® — Total	942	897	5%	2,672	2,548	5%

Neulasta® — International	224	214	5%	668	603	11%
NEUPOGEN® — International	88	99	(11)%	267	290	(8)%

International Neulasta®/NEUPOGEN® — Total	312	313	—	935	893	5%

Total Neulasta®/NEUPOGEN®	$1,254	$1,210	4%	$3,607	$3,441	5%

The increases in U.S. sales of Neulasta®/NEUPOGEN® for the three and nine months ended September 30, 2010 were primarily due to increases in the average net sales price and, for the nine months ended September 30, 2010, favorable changes in wholesaler inventories.
Excluding a $6 million unfavorable and a $15 million favorable foreign exchange impact, international Neulasta®/NEUPOGEN® sales increased 2% and 3% for the three and nine months ended September 30, 2010, respectively, primarily due to increases in demand, reflecting the continued conversion from NEUPOGEN® to Neulasta®.
Future Neulasta®/NEUPOGEN® sales will depend, in part, on the factors as set forth in our Quarterly Report on Form 10-Q for the period ended June 30, 2010.

ENBREL
Total ENBREL sales by geographic region were as follows (dollar amounts in millions):

	Three months ended September 30,			Nine months ended September 30,
	2010	2009	Change	2010	2009	Change
ENBREL — U.S.	$856	$872	(2)%	$2,429	$2,430	—
ENBREL — Canada	58	52	12%	166	151	10%

Total ENBREL	$914	$924	(1)%	$2,595	$2,581	1%

The decline in ENBREL sales for the three months ended September 30, 2010 was due to share declines, primarily in dermatology, partially offset by a slight increase in the average net sales price. The increase in ENBREL sales for the nine months ended September 30, 2010 was primarily due to favorable changes in wholesaler inventories, as the share declines, primarily in dermatology, were substantially offset by a low single-digit percentage point increase in the average net sales price. ENBREL continues to maintain a leading position in both the rheumatology and dermatology segments.
Future ENBREL sales will depend, in part, on the factors as set forth in our Quarterly Report on Form 10-Q for the period ended June 30, 2010.
Other products
Other product sales by geographic region were as follows (dollar amounts in millions):

	Three months ended September 30,			Nine months ended September 30,
	2010	2009	Change	2010	2009	Change
Sensipar® — U.S.	$115	$108	6%	$344	$320	8%
Sensipar® — International	60	57	5%	182	160	14%
Vectibix® — U.S.	30	23	30%	84	72	17%
Vectibix® — International	40	35	14%	125	95	32%
Nplate® — U.S.	35	22	59%	95	54	76%
Nplate® — International	25	9	>100%	69	15	>100%
Prolia™ — U.S.	7	—	—	10	—	—
Prolia® — International	3	—	—	3	—	—

Total other products	$315	$254	24%	$912	$716	27%

Total U.S.	$187	$153	22%	$533	$446	20%
Total International	128	101	27%	379	270	40%

Total other products	$315	$254	24%	$912	$716	27%

Selected operating expenses
The following table presents selected operating expenses (dollar amounts in millions):

	Three months ended September 30,			Nine months ended September 30,
	2010	2009	Change	2010	2009	Change
Cost of sales	$587	$545	8%	$1,648	$1,553	6%
% of product sales	15.6%	14.6%		15.1%	14.6%

Research and development	$719	$647	11%	$2,040	$1,973	3%
% of product sales	19.1%	17.3%		18.7%	18.6%

Selling, general and administrative	$957	$932	3%	$2,827	$2,640	7%
% of product sales	25.5%	24.9%		25.9%	24.9%
Cost of sales
Cost of sales, which excludes the amortization of certain acquired intangible assets, increased to 15.6% and 15.1% of product sales for the three and nine months ended September 30, 2010, respectively, primarily driven by higher inventory write-offs due to product recalls of EPOGEN® and Procrit® and by higher bulk material costs, partially offset by lower excess capacity charges.
Research and development
The increase in R&D expenses for the three months ended September 30, 2010 was principally attributable to $40 million of higher expense recoveries in 2009 associated with ongoing collaborations and higher staff-related costs of $23 million, primarily from increased headcount outside the United States.
The increase in R&D expenses for the nine months ended September 30, 2010 was primarily driven by $101 million of higher expense recoveries in 2009 associated with ongoing collaborations and higher staff-related costs of $72 million, partially offset by lower denosumab SRE clinical trial costs of $64 million and a prior year payment of $50 million to obtain an exclusive license to Cytokinetics Incorporated’s cardiac contractility program.
Selling, general and administrative
The increase in SG&A expenses for the three months ended September 30, 2010 was primarily due to higher costs of $37 million for staff and promotional activities for Prolia™ and other marketed products and higher litigation expenses of $16 million.
The increase in SG&A expenses for the nine months ended September 30, 2010 was primarily due to higher costs of $126 million for promotional activities for Prolia™ and other marketed products, higher litigation expenses of $49 million, higher staff-related costs of $36 million and higher expenses associated with the Pfizer profit share of $10 million, partially offset by charges of $23 million in 2009 for certain cost savings initiatives related to our 2007 restructuring plan and by expense recoveries of $21 million related to our GSK collaboration for Prolia™.
For the three and nine months ended September 30, 2010 and 2009, excluding expenses associated with the Pfizer profit share of $302 million and $865 million, respectively, and $306 million and $855 million, respectively, SG&A expenses increased 5% and 10%, respectively.

Non-operating expenses/income and provision for income taxes
The following table presents non-operating expenses/income and the provisions for income taxes (dollar amounts in millions):

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Interest expense, net	$150	$139	$442	$436
Interest and other income, net	$105	$74	$283	$182
Provisions for income taxes	$198	$154	$713	$455
Effective tax rate	13.8%	10.0%	16.5%	11.0%
Interest expense, net
Included in interest expense, net for the three and nine months ended September 30, 2010 and 2009 is the impact of non-cash interest expense of $67 million and $198 million, respectively, and of $63 million and $186 million, respectively, resulting from the change in the accounting for our convertible debt effective January 1, 2009.
Interest and other income, net
The increases in interest and other income, net for the three and nine months ended September 30, 2010 were primarily due to higher net realized gains on investments of $14 million and $57 million, respectively, and higher interest income of $13 million and $39 million, respectively, primarily due to higher average cash, cash equivalents and marketable securities balances.
Income taxes
The increases in our effective tax rates for the three and nine months ended September 30, 2010 were primarily due to: (i) the favorable resolution of certain prior years’ non-routine transfer pricing matters with tax authorities during the three and nine months ended September 30, 2009 compared to September 30, 2010; (ii) the exclusion of the benefit of the federal research and experimentation (“R&E”) tax credit in the three and nine months ended September 30, 2010 (the federal R&E credit expired as of December 31, 2009 and was not reinstated as of September 30, 2010); and (iii) a benefit in the three months ended March 31, 2009 relating to adjustments to previously established deferred taxes due to changes in California tax law effective for future periods.
See Note 2, “Income taxes” to the Condensed Consolidated Financial Statements for further discussion.

Financial Condition, Liquidity and Capital Resources
The following table summarizes selected financial data (in millions):

	September 30,	December 31,
	2010	2009
Cash, cash equivalents and marketable securities	$17,049	$13,442
Total assets	43,534	39,629
Current debt	2,451	—
Non-current debt	10,841	10,601
Stockholders’ equity	24,071	22,667
We believe that existing funds, cash generated from operations and existing sources of and access to financing are adequate to satisfy our working capital, capital expenditure and debt service requirements for the foreseeable future, including the repayment of our 2011 Convertible Notes with a principal balance of $2.5 billion in February 2011. In addition, we plan to opportunistically pursue our stock repurchase program and other business initiatives, including acquisitions and licensing activities. We anticipate that our liquidity needs can be met through a variety of sources, including cash provided by operating activities, sale of marketable securities, borrowings through commercial paper and/or our syndicated credit facility and access to other debt markets and equity markets.
Certain of our financing arrangements contain non-financial covenants and we were in compliance with all applicable covenants as of September 30, 2010. None of our financing arrangements contain any financial covenants.
Cash flows
The following table summarizes our cash flow activity (in millions):

	Nine months ended September 30,
	2010	2009
Net cash provided by operating activities	$3,779	$4,513
Net cash used in investing activities	(3,661)	(2,863)
Net cash (used in) provided by financing activities	(51)	153
Operating
Cash provided by operating activities has been and is expected to continue to be our primary recurring source of funds. Cash provided by operating activities during the nine months ended September 30, 2010 decreased primarily due to the timing and amounts of payments to taxing authorities.
Investing
During the nine months ended September 30, 2010 and 2009, cash used in investing activities was primarily for net purchases of $3.2 billion and $2.5 billion, respectively, of marketable securities. Capital expenditures during the nine months ended September 30, 2010 and 2009 totaled $398 million and $386 million, respectively. Capital expenditures during the nine months ended September 30, 2010 and 2009 were primarily associated with manufacturing capacity expansions in Puerto Rico and other site developments. We currently estimate 2010 spending on capital projects and equipment to be approximately $600 million.
Financing
In March 2010, we issued $700 million aggregate principal amount of notes due in 2040 (the “2040 Notes”) and $300 million aggregate principal amount of notes due in 2020 (the “March 2020 Notes”) in a registered offering. In September 2010, we issued $900 million aggregate principal amount of notes due in 2020 (the “October 2020 Notes”) and $600 million aggregate principal amount of notes due in 2041 (the “2041 Notes”) in a registered offering. The 2040 Notes, March 2020 Notes, October 2020 Notes and 2041 Notes pay interest at fixed annual rates of 5.75%, 4.50%, 3.45% and 4.95%, respectively. The notes may be redeemed at any time at our option, in whole or in part, at amounts equal to the outstanding principal amounts of the notes being redeemed plus accrued interest and “make-whole” amounts, as defined. Upon the occurrence of a change in control triggering event, as defined, we may be required to purchase all or a portion of the notes at prices equal to 101% of the principal amounts of the notes plus accrued interest.

See Note 6, “Financing arrangements” to the Condensed Consolidated Financial Statements for a further discussion of our long-term borrowings.
During the nine months ended September 30, 2010, we repurchased 46 million shares of our common stock at a total cost of $2.7 billion ($2.6 billion of which represents a net cash outflow in the period). During the nine months ended September 30, 2009, we repurchased 37.5 million shares of our common stock at a total cost of $2.0 billion. As of September 30, 2010, we had $3.3 billion available for stock repurchases as authorized by our Board of Directors. Repurchases under our stock repurchase program reflects, in part, our confidence in the long-term value of our common stock. Additionally, we believe that it is an effective way of returning cash to our stockholders. The manner of purchases, amount we spend and the number of shares repurchased will vary based on a number of factors including the stock price, blackout periods in which we are restricted from repurchasing shares and our credit rating and may include private block purchases as well as market transactions.
We receive cash from the exercise of employee stock options and from proceeds from the sale of stock under our employee stock purchase program. Our equity award programs provided $62 million and $146 million of cash during the nine months ended September 30, 2010 and 2009, respectively. Proceeds from the exercise of employee stock options will vary from period to period based on, among other factors, fluctuations in the market value of our stock relative to the exercise prices of such options.

Item 4.	CONTROLS AND PROCEDURES
We maintain “disclosure controls and procedures,” as such term is defined under Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in Amgen’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to Amgen’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, Amgen’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and, in reaching a reasonable level of assurance, Amgen’s management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation under the supervision and with the participation of our management, including Amgen’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Amgen’s disclosure controls and procedures. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2010.
Management determined that, as of September 30, 2010, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS
See Note 10, “Contingencies and commitments” to the condensed consolidated financial statements included in our Quarterly Reports on Form 10-Q for the periods ended September 30, 2010, June 30, 2010 and March 31, 2010 for discussions which are limited to certain recent developments concerning our legal proceedings. These discussions should be read in conjunction with Note 20, “Contingencies and commitments” to our consolidated financial statements in Part IV of our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 1A.	RISK FACTORS
This report and other documents we file with the SEC contain forward looking statements that are based on current expectations, estimates, forecasts and projections about us, our future performance, our business or others on our behalf, our beliefs and our management’s assumptions. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. You should carefully consider the risks and uncertainties facing our business. We have described the primary risks relating to our business in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and periodically update those risks for material developments. These risks are not the only ones facing us. Our business is also subject to the risks that affect many other companies, such as employment relations, general economic conditions, geopolitical events and international operations. Further, additional risks not currently known to us or that we currently believe are immaterial also may impair our business, operations, liquidity and stock price materially and adversely.
Below, we are providing, in supplemental form, the material changes to our risk factors that occurred during the past quarter. Our risk factors disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and in our Quarterly Reports on Form 10-Q for the periods ended March 31, 2010 and June 30, 2010, provide additional disclosure and context for these supplemental risks for the third quarter 2010 and are incorporated herein by reference.
Our current products and products in development cannot be sold if we do not maintain or gain regulatory approval.
In October 2010, we initiated a voluntary recall of certain lots of ENBREL due to identification of cracks in a small number of the glass syringes which may have resulted in product leakage and syringe breakage. Further, beginning in September 2010, we initiated a voluntary recall of certain lots of EPOGEN® and J&J voluntarily recalled certain lots of PROCRIT®, manufactured by us, because a small number of vials in each lot were found to contain glass lamellae (extremely thin, barely visible glass flakes) which we believed was a result of the interaction of the formulation with glass vials during the shelf life of the product. Both actions were executed in close collaboration with the FDA. We may experience the same or other problems in the future, with respect to EPOGEN® or other of our products, resulting in broader product recalls, adverse event trends, delayed shipments, supply constraints, contract disputes and/or stock-outs of our products, which may adversely affect the sales of our products.
Our ESA products continue to be under review and receive scrutiny by regulatory authorities.
On October 26, 2010, the CMS announced a MEDCAC meeting for January 19, 2011 to examine evidence on the use of ESAs to manage anemia in patients with CKD. On October 18, 2010 the FDA’s CRDAC discussed the results from the TREAT study conducted in patients not on dialysis, and how those results informed the appropriate use of ESAs in patients with CKD. Prior to the CRDAC meeting, we submitted proposed labeling changes to the FDA regarding the use of ESAs in chronic renal failure patients not on dialysis that would limit treatment to patients who are most likely to benefit, specifically those with significant anemia (<10 g/dL), and who are at high risk for transfusion and for whom transfusion avoidance is considered clinically important, including those in whom it is important to preserve kidney transplant eligibility. In addition to narrowing the patient population, we are proposing a more conservative dosing algorithm in these patients. We will continue to work with the FDA to develop information that will optimize the use of ESAs in CKD patients. Although we cannot predict what impact all of these activities could have on our business, the revised ESA labeling or any future labeling changes, including any required in connection with the CRDAC meeting, our ongoing discussions with the FDA regarding the conversion of the format of our ESA U.S. labels in accordance with the Physician’s Labeling Rule or other changes required by the FDA, the outcome from the NCA or MEDCAC meeting, the impact of the approved REMS for ESAs could have a material adverse impact on the coverage, reimbursement and sales of our ESAs, which would have a material adverse effect on our business and results of operations.
We must conduct clinical trials in humans before we can commercialize and sell any of our product candidates or existing products for new indications.
We rely on unaffiliated third-party vendors to perform certain aspects of our clinical trial operations. In the event that any of these vendors has unforeseen issues that negatively impact the quality of its work, our ability to evaluate clinical results may also be negatively impacted. As a result, this could adversely affect our ability to file for or gain regulatory approvals worldwide on a timely basis.
Our sales depend on coverage and reimbursement from third-party payers.

We are required to pay Medicaid rebates on products reimbursed by Medicaid at a rate of 23.1% of the AMP of a product, or if it is greater, the difference between the AMP and the best price available to any non-government customer. The definition of AMP recently changed and we expect the CMS to shortly issue a proposed rule further defining the new AMP definition. Until that rule is issued, we will be required to apply our judgment in certain aspects of the AMP calculation. Once the CMS rule is issued, we will have to determine whether our interpretation of AMP follows the rule or would need to be restated and this could have a material adverse impact on our results of operations.
As referred to above, on October 26, 2010, the CMS announced a second MEDCAC meeting scheduled for January 19, 2011 to further examine currently available evidence on the use of ESAs to manage anemia in patients who have CKD. This development initiates another phase in the process of reviewing and evaluating potential changes in Medicare coverage policies for the use of ESAs in these patients, although we cannot predict the outcome of this meeting.
Under the final rule to implement a bundled prospective payment system for ESRD, ESRD facilities were required to elect, by November 1, 2010, whether they will implement the rule in its entirety or ratably over a four-year period beginning in 2011. As a result, the implementation of the bundled payment system by ESRD facilities, either entirely or ratably beginning in 2011, could have a material adverse impact on the coverage and reimbursement, use and sales of EPOGEN® beginning in 2011, and Sensipar® beginning in 2014.
We expect to face increasing competition from biosimilar products which could impact our profitability.
The FDA held a public meeting on November 2-3, 2010 to seek stakeholder input on the subject and will accept written comments through 2010. The agency has the authority to approve biosimilar products but has not announced whether they will first publish guidance or rules for biosimilar applicants before approving biosimilar products. With the likely introduction of biosimilars in the United States, we may in the future face greater competition from biosimilar products and downward pressure on our product prices, sales and revenues, subject to our ability to enforce our patents.
We rely on third-party suppliers for certain of our raw materials, medical devices and components.
We rely on unaffiliated third-party suppliers for certain raw materials, medical devices and components necessary for the formulation, fill and finish of our products. Certain of these raw materials, medical devices and components are the proprietary products of these unaffiliated third-party suppliers and are specifically cited in our drug application with regulatory agencies so that they must be obtained from that specific sole source or sources and could not be obtained from another supplier unless and until the regulatory agency approved such supplier. We may be unable to obtain these raw materials, medical devices and components if we discover previously unknown or undetected imperfections in raw materials, medical devices or components.
Quality issues which result in unexpected additional demand for certain components may lead to shortages of required raw materials or components (such as we have experienced with EPOGEN® glass vials). We may experience or continue to experience these or other shortages in the future resulting in delayed shipments, supply constraints, contract disputes and/or stock-outs of our products.
As noted above, these supplemental risks should be read in conjunction with those set forth in our risk factors disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and the changes to these 10-K risk factors set forth in our Quarterly Reports on Form 10-Q for the periods ended March 31, 2010 and June 30, 2010, which are incorporated herein by reference. Specifically, the risk factors entitled “Our current products and products in development cannot be sold if we do not gain or maintain regulatory approval,” ”Our sales depend on coverage and reimbursement from third-party payer,” “Our business may be affected by litigation and government investigations” and “We expect to face increasing competition from biosimilar products which could impact our profitability” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 were supplemented in Part II, Item 1A. Risk Factors of our Quarterly Report on Form 10-Q for the period ended March 31, 2010. Further, the risk factors entitled “Our current products and products in development cannot be sold if we do not gain or maintain regulatory approval,” “Our ESA products continue to be under review and receive scrutiny by regulatory authorities,” ”Our sales depend on coverage and reimbursement from third-party payer,” “If our intellectual property positions are challenged, invalidated, circumvented or expire, or if we fail to prevail in present and future intellectual property litigation, our business could be adversely affected,” “We expect to face increasing competition from biosimilar products which could impact our profitability,” “We must conduct clinical trials in humans before we can commercialize and sell any of our product candidates or existing products for new indications,” “We may not be able to develop commercial products,” “Our business may be affected by litigation and government investigations,” “We rely on single-source third-party suppliers for certain of our raw materials, medical devices and components,” “Manufacturing difficulties, disruptions or delays could limit supply of our products and limit our product sales,” and “We manufacture and formulate, fill and finish substantially all our products at our Puerto Rico manufacturing facility and manufacture and formulate, fill and finish substantially all of our clinical supply at our Thousand Oaks, California manufacturing facility; if significant natural disasters or production failures occur at the Puerto Rico facility, we may not be able to supply these products or, at the Thousand Oaks facility, we may not be able to continue our clinical trials” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and in our Quarterly Report on Form 10-Q for the period ended March 31, 2010, as applicable, were supplemented in Part II, Item IA. Risk Factors in our Quarterly Report on Form 10-Q for the period ended June 30, 2010.

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
A summary of our repurchase activity for the three months ended September 30, 2010 is as follows:

			Total number of	Maximum $ value
	Total number	Average	shares purchased	that may yet be
	of shares	price paid	as part of publicly	purchased under the
	purchased	per share	announced programs	programs(1)
July 1 - July 31	—	$—	—	$3,663,418,915
August 1 - August 31	—	—	—	3,663,418,915
September 1 - September 30	6,630,000	54.92	6,630,000	3,299,301,012

	6,630,000	54.92	6,630,000

(1)	In December 2009, the Board of Directors authorized us to repurchase up to an additional $5.0 billion of our common stock. As of September 30, 2010, we had $3.3 billion available for stock repurchases as authorized by our Board of Directors.

Item 6.	EXHIBITS
Reference is made to the Index to Exhibits included herein.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Amgen Inc. (Registrant)
Date: November 8, 2010	By:	/s/ Jonathan M. Peacock
Jonathan M. Peacock
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

3.7	Certificate of Correction of the Restated Certificate of Incorporation (As Amended May 13, 2010). (Filed as an exhibit to Form 10-Q for the quarter ended June 30, 2010 on August 9, 2010.)

3.8	Amended and Restated Bylaws of Amgen Inc. (As Amended and Restated October 6, 2009). (Filed as an exhibit to Form 8-K filed on October 7, 2009 and incorporated herein by reference.)

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

4.25
Officers’ Certificate of Amgen Inc., dated as of September 16, 2010, including forms of the Company’s 3.45% Senior Notes due 2020 and 4.95% Senior Notes due 2041. (Filed as an exhibit to Form 8-K on September 17, 2010 and incorporated herein by reference.)

10.1+	Amgen Inc. 2009 Equity Incentive Plan. (Filed as Appendix A to Amgen Inc.’s Proxy Statement on March 26, 2009 and incorporated herein by reference.)

10.2+*	Form of Stock Option Agreement for the Amgen Inc. 2009 Equity Incentive Plan.

Exhibit No.	Description
10.3+
Form of Restricted Stock Unit Agreement for the Amgen Inc. 2009 Equity Incentive Plan. (Filed as an exhibit to Form 10-Q for the quarter ended March 31, 2010 on May 7, 2010 and incorporated herein by reference.)

10.4+
Amgen Inc. 2009 Performance Award Program. (As Amended and Restated on December 4, 2009.) (Filed as an exhibit to Form 10-K for the year ended December 31, 2009 on March 1, 2010 and incorporated herein by reference.)

10.5+
Form of Performance Unit Agreement for the Amgen Inc. 2009 Performance Award Program. (Filed as an exhibit to Form 10-Q for the quarter ended March 31, 2010 on May 7, 2010 and incorporated herein by reference.)

10.6+	Amgen Inc. 2009 Director Equity Incentive Program. (Filed as an exhibit to Form 8-K on May 8, 2009 and incorporated herein by reference.)

10.7+
Form of Grant of Non-Qualified Stock Option Agreement and Restricted Stock Unit Agreement for the Amgen Inc. 2009 Director Equity Incentive Program. (Filed as an exhibit to Form 8-K on May 8, 2009 and incorporated herein by reference.)

10.8+
Amgen Supplemental Retirement Plan. (As Amended and Restated effective January 1, 2009.) (Filed as an exhibit to Form 10-Q for the quarter ended September 30, 2008 on November 7, 2008 and incorporated herein by reference.)

10.9+
Amendment and Restatement of the Amgen Change of Control Severance Plan. (As Amended December 9, 2008.) (Filed as an exhibit to Form 10-K for the year ended December 31, 2008 on February 27, 2009 and incorporated herein by reference.)

10.10+
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

10.12+	First Amendment to the Amgen Inc. Executive Nonqualified Retirement Plan. (Filed as an exhibit to Form 10-Q for the quarter ended June 30, 2010 on August 9, 2010 and incorporated herein by reference.)

10.13+
Amgen Nonqualified Deferred Compensation Plan. (As Amended and Restated effective January 1, 2009.) (Filed as an exhibit to Form 10-Q for the quarter ended September 30, 2008 on November 7, 2008 and incorporated herein by reference.)

10.14+	2002 Special Severance Pay Plan for Amgen Employees. (Filed as an exhibit to Form 10-Q for the quarter ended June 30, 2002 on August 13, 2002 and incorporated herein by reference.)

10.15+*	Agreement between Amgen Inc. and Mr. Jonathan M. Peacock, dated July 5, 2010.

10.16	Consulting Agreement, effective February 1, 2011, between Amgen Inc. and Mr. George Morrow. (Filed as an exhibit to Form 8-K on October 22, 2010 and incorporated herein by reference).

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

10.30
Amended and Restated Promotion Agreement, dated as of December 16, 2001, by and among Immunex Corporation, American Home Products Corporation and Amgen Inc. (with certain confidential information deleted therefrom). (Filed as an exhibit to Amendment No. 1 to Form S-4 Registration Statement on March 22, 2002 and incorporated herein by reference.)

10.31
Description of Amendment No. 1 to Amended and Restated Promotion Agreement, effective as of July 8, 2003, among Wyeth, Amgen Inc. and Immunex Corporation (with certain confidential information deleted therefrom). (Filed as an exhibit to Form 10-K for the year ended December 31, 2003 on March 11, 2004 and incorporated herein by reference.)

Exhibit No.	Description
10.32
Description of Amendment No. 2 to Amended and Restated Promotion Agreement, effective as of April 20, 2004, by and among Wyeth, Amgen Inc. and Immunex Corporation. (Filed as an exhibit to Form S-4/A on June 29, 2004 and incorporated herein by reference.)

10.33
Amendment No. 3 to Amended and Restated Promotion Agreement, effective as of January 1, 2005, by and among Wyeth, Amgen Inc. and Immunex Corporation (with certain confidential information deleted therefrom). (Filed as an exhibit to Form 10-Q for the quarter ended March 31, 2005 on May 4, 2005 and incorporated herein by reference.)

10.34
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

10.38
Confirmation of OTC Warrant Transaction, dated February 14, 2006, to Amgen Inc. from Merrill Lynch International for warrants expiring in 2013. (Filed as an exhibit to Form 10-K for the year ended December 31, 2005 on March 10, 2006 and incorporated herein by reference.)

10.39
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

10.41
Purchase Agreement, dated May 29, 2007, between Amgen Inc. and Merrill Lynch International. (Filed as an exhibit to Form 10-Q for the quarter ended June 30, 2007 on August 9, 2007 and incorporated herein by reference.)

10.42
Collaboration Agreement, dated July 11, 2007, between Amgen Inc. and Daiichi Sankyo Company (with certain confidential information deleted therefrom). (Filed as an exhibit to Form 10-Q for the quarter ended September 30, 2007 on November 9, 2007 and incorporated herein by reference.)

10.43
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
10.44
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

10.45
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

10.47
Supply Agreement between Amgen Inc. and Takeda Pharmaceutical Company Limited dated February 1, 2008 (with certain confidential information deleted therefrom). (Filed as an exhibit to Form 10-Q for the quarter ended March 31, 2008 on May 12, 2008 and incorporated herein by reference.)

10.48
Sale and Purchase Agreement between Amgen Inc. and Takeda Pharmaceutical Company Limited dated February 1, 2008 (with certain confidential information deleted therefrom). (Filed as an exhibit to Form 10-Q for the quarter ended March 31, 2008 on May 12, 2008 and incorporated herein by reference.)

10.49
Variable Term Accelerated Share Repurchase Transaction dated May 28, 2008, between Amgen Inc. and Lehman Brothers, Inc. acting as Agent Lehman Brothers OTC Derivatives Inc., acting as Principal. (Filed as an exhibit to Form 10-Q for the quarter ended June 30, 2009 on August 8, 2008 and incorporated herein by reference.)

10.50
Underwriting Agreement, dated May 20, 2008, among Amgen Inc. with Goldman, Sachs & Co. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as the representatives of the underwriters. (Filed as an exhibit to Form 8-K on May 23, 2008 and incorporated herein by reference.)

10.51
Underwriting Agreement, dated January 13, 2009, by and among the Company and Goldman, Sachs & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Morgan Stanley & Co. Incorporated, as representatives of the several underwriters named therein. (Filed as an exhibit to Form 8-K on January 16, 2009 and incorporated herein by reference.)

10.52
Master Services Agreement, dated October 22, 2008, between Amgen Inc. and International Business Machines Corporation (with certain confidential information deleted therefrom). (Filed as an exhibit to Form 10-K for the year ended December 31, 2008 on February 27, 2009 and incorporated herein by reference.)

10.53
Amendment, dated December 11, 2009, to Master Services Agreement, dated October 22, 2009, between Amgen Inc. and International Business Machines Corporation (with certain confidential information deleted therefrom). (Filed as an exhibit to Form 10-K for the year ended December 31, 2009 on March 1, 2010 and incorporated herein by reference.)

10.54*
Amendment Number 6, dated September 23, 2010, to Master Services Agreement, dated October 22, 2009, between Amgen Inc. and International Business Machines Corporation (with certain confidential information deleted therefrom).

10.55
Integrated Facilities Management Services Agreement, dated February 4, 2009 between Amgen Inc. and Jones Lang LaSalle Americas, Inc. (with certain confidential information deleted therefrom). (Filed as an exhibit to Form 10-K for the year ended December 31, 2008 on February 27, 2009 and incorporated herein by reference.)

10.56
Collaboration Agreement dated July 27, 2009 between Amgen Inc. and Glaxo Group Limited, a wholly-owned subsidiary of GlaxoSmithKline plc (with certain confidential information deleted therefrom). (Filed as an exhibit to Form 10-Q for the quarter ended September 30, 2009 on November 6, 2009 and incorporated herein by reference.)

Exhibit No.	Description
10.57
Expansion Agreement dated July 27, 2009 between Amgen Inc. and Glaxo Group Limited, a wholly-owned subsidiary of GlaxoSmithKline plc (with certain confidential information deleted therefrom). (Filed as an exhibit to Form 10-Q for the quarter ended September 30, 2009 on November 6, 2009 and incorporated herein by reference.)

10.58*
Amendment Number 1, dated September 20, 2010, to Expansion Agreement dated July 27, 2009 between Amgen Inc. and Glaxo Group Limited, a wholly-owned subsidiary of GlaxoSmithKline plc (with certain confidential information deleted therefrom).

10.59
Underwriting Agreement, dated March 12, 2010, by and among the Company and Banc of America Securities LLC, Barclays Capital Inc. and Morgan Stanley & Co. Incorporated, as representatives of the several underwriters named therein. (Filed as an exhibit to Form 8-K on March 15, 2010 and incorporated herein by reference.)

Underwriting Agreement, dated September 13, 2010, by and among the Company and Citigroup Global Markets Inc., Goldman, Sachs & Co. and Morgan Stanley & Co. Incorporated, as representatives of the several underwriters named therein. (Filed as an exhibit to Form 8-K on September 17, 2010 and incorporated herein by reference.)

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