Form 10-Q
period 2011-03-31
AMGEN INC
filed 2011-05-10
CIK 318154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☑
As of April 29, 2011, the registrant had 929,730,507 shares of common stock, $0.0001 par value, outstanding.

AMGEN INC.
INDEX

		Page No.
PART I – FINANCIAL INFORMATION		1
Item 1.	FINANCIAL STATEMENTS	1
	CONDENSED CONSOLIDATED STATEMENTS OF INCOME	1
	CONDENSED CONSOLIDATED BALANCE SHEETS	2
	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS	3
	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	4
Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	22
Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	34
Item 4.	CONTROLS AND PROCEDURES	34
PART II – OTHER INFORMATION		35
Item 1.	LEGAL PROCEEDINGS	35
Item 1A.	RISK FACTORS	35
Item 6.	EXHIBITS	37
SIGNATURES		38
INDEX TO EXHIBITS		39
EX-2.1
EX-2.2
EX-10.2
EX-10.3
EX-10.5
EX-10.9
EX-31
EX-32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

i

PART I — FINANCIAL INFORMATION
Item 1.        FINANCIAL STATEMENTS
AMGEN INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share data)
(Unaudited)

	Three months ended
	March 31,
	2011	2010
Revenues:
Product sales	$3,618	$3,528
Other revenues	88	64

Total revenues	3,706	3,592

Operating expenses:
Cost of sales (excludes amortization of certain acquired intangible assets presented below)	564	508
Research and development	736	646
Selling, general and administrative	1,023	884
Amortization of certain acquired intangible assets	74	74
Other	16	(1)

Total operating expenses	2,413	2,111

Operating income	1,293	1,481

Interest expense, net	135	145
Interest and other income, net	148	84

Income before income taxes	1,306	1,420

Provisions for income taxes	181	253

Net income	$1,125	$1,167

Earnings per share:
Basic	$1.21	$1.19
Diluted	$1.20	$1.18

Shares used in calculation of earnings per share:
Basic	933	982
Diluted	941	988
See accompanying notes.

AMGEN INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share data)
(Unaudited)

	March 31,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$1,266	$3,287
Marketable securities	14,092	14,135
Trade receivables, net	2,517	2,335
Inventories	2,098	2,022
Other current assets	1,716	1,350

Total current assets	21,689	23,129

Property, plant and equipment, net	5,455	5,522
Intangible assets, net	2,808	2,230
Goodwill	11,504	11,334
Other assets	1,258	1,271

Total assets	$42,714	$43,486

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$832	$716
Accrued liabilities	3,334	3,366
Current portion of convertible notes	83	2,488

Total current liabilities	4,249	6,570

Convertible notes	2,246	2,296
Other long-term debt.	8,578	8,578
Other non-current liabilities	2,657	2,098

Contingencies and commitments

Stockholders’ equity:
Common stock and additional paid-in capital; $0.0001 par value; 2,750 shares authorized; outstanding - 933 shares in 2011 and 932 shares in 2010	27,376	27,299
Accumulated deficit	(2,383)	(3,508)
Accumulated other comprehensive (loss) income	(9)	153

Total stockholders’ equity	24,984	23,944

Total liabilities and stockholders’ equity	$42,714	$43,486

See accompanying notes.

AMGEN INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three months ended
	March 31,
	2011	2010
Cash flows from operating activities:
Net income	$1,125	$1,167
Depreciation and amortization	273	252
Stock-based compensation expense	77	68
Other items, net	14	10
Changes in operating assets and liabilities, net of acquisitions:
Trade receivables, net	(181)	(162)
Inventories	(78)	21
Other current assets	(62)	(43)
Accounts payable	(38)	308
Accrued income taxes	8	(189)
Other accrued liabilities	(108)	(519)

Net cash provided by operating activities	1,030	913

Cash flows from investing activities:
Purchases of property, plant and equipment	(100)	(94)
Cash paid for acquisitions, net of cash acquired	(403)	—
Purchases of marketable securities	(7,203)	(3,160)
Proceeds from sales of marketable securities	6,933	2,170
Proceeds from maturities of marketable securities	224	141
Other	(6)	(12)

Net cash used in investing activities	(555)	(955)

Cash flows from financing activities:
Repayment of debt	(2,500)	—
Repurchases of common stock	(14)	(1,587)
Net proceeds from issuance of debt	—	989
Net proceeds from issuance of common stock in connection with the Company’s equity award programs	16	26
Other	2	(4)

Net cash used in financing activities	(2,496)	(576)

Decrease in cash and cash equivalents	(2,021)	(618)

Cash and cash equivalents at beginning of period	3,287	2,884

Cash and cash equivalents at end of period	$1,266	$2,266

See accompanying notes.

AMGEN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
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
Basis of presentation
The financial information for the three months ended March 31, 2011 and 2010 is unaudited but includes all adjustments (consisting of only normal recurring adjustments, unless otherwise indicated), which Amgen considers necessary for a fair presentation of its condensed consolidated results of operations for those periods. Interim results are not necessarily indicative of results for the full fiscal year.
The condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and the notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2010.
Principles of consolidation
The condensed consolidated financial statements include the accounts of Amgen as well as its wholly owned subsidiaries. We do not have any significant interests in any variable interest entities. All material intercompany transactions and balances have been eliminated in consolidation.
Use of estimates
The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States (GAAP) requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results may differ from those estimates.
Revenue recognition for arrangements with multiple-deliverables
From time to time, we enter into arrangements for the research and development (R&D), manufacture and/or commercialization of products and product candidates. These arrangements may require us to deliver various rights, services and/or goods across the entire life cycle of a product or product candidate, including (i) intellectual property rights/license, (ii) R&D services, (iii) manufacturing services and/or (iv) commercialization services. The underlying terms of these arrangements generally provide for consideration to Amgen in the form of non-refundable upfront license payments, R&D and commercial performance milestone payments, cost sharing and/or royalty payments.
In October 2009, the Financial Accounting Standards Board issued a new accounting standard which amends the guidance on the accounting for arrangements involving the delivery of more than one element. This standard addresses the determination of the unit(s) of accounting for multiple-element arrangements and how the arrangement’s consideration should be allocated to each unit of accounting. The Company adopted this new accounting standard on a prospective basis for all multiple-element arrangements entered into on or after January 1, 2011 and for any multiple-element arrangements that were entered into prior to January 1, 2011 but materially modified on or after January 1, 2011.
Pursuant to the new standard, each required deliverable is evaluated to determine if it qualifies as a separate unit of accounting. For Amgen this determination is generally based on whether the deliverable has “stand-alone value” to the customer. The arrangement’s consideration is then allocated to each separate unit of accounting based on the relative selling price of each deliverable. The estimated selling price of each deliverable is determined using the following hierarchy of values: (i) vendor-specific objective evidence of fair value, (ii) third-party evidence of selling price, and (iii) best estimate of selling price (BESP). The BESP reflects our best estimate of what the selling price would be if the deliverable was regularly sold by us on a stand-alone basis. We expect, in general, to use the BESP for allocating consideration to each deliverable. In general, the consideration allocated to each unit

AMGEN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
of accounting is then recognized as the related goods or services are delivered limited to the consideration that is not contingent upon future deliverables.
For multiple-element arrangements entered into prior to January 1, 2011 and not materially modified thereafter, we continue to apply our prior accounting policy with respect to such arrangements. Under this policy, in general, revenue from non-refundable, upfront fees related to intellectual property rights/licenses where we have continuing involvement is recognized ratably over the estimated period of ongoing involvement because there is no objective and reliable evidence of fair value for any undelivered item to allow the delivered item to be considered a separate unit of accounting. This requirement with respect to the fair value of undelivered items was eliminated in the newly issued accounting standard. In general, the consideration with respect to the other deliverables is recognized when the goods or services are delivered.
Under all of our multiple-element arrangements, consideration associated with at risk substantive performance milestones is recognized as revenue upon the achievement of the related milestone, as defined in the respective agreements.
The impact of adopting this new accounting standard is dependent on the terms and conditions of any future arrangement that we may enter into that includes multiple-deliverables, however, its adoption is not expected to have a material impact on our consolidated results of operations or financial position. The primary impact of adopting the new accounting standard is expected to be the earlier recognition of revenue associated with delivering rights to the underlying intellectual property.
The adoption of this accounting standard did not have a material impact on our condensed consolidated results of operations or financial position for the three months ended March 31, 2011. Our consolidated results of operations or financial position for 2010 also would not have been materially impacted if the accounting standard had been adopted on January 1, 2010.
Inventories
Inventories are stated at the lower of cost or market. Cost, which includes amounts related to materials, labor and overhead, is determined in a manner which approximates the first-in, first-out method. Cost also includes the impact of the recently enacted Puerto Rico excise tax related to our manufacturing operations in Puerto Rico. The Company capitalizes inventories produced in preparation for product launches when the related product candidates are considered to have a high probability of regulatory approval and the related costs are expected to be recoverable through the commercialization of the product. See Note 7, Inventories.
Property, plant and equipment, net
Property, plant and equipment is recorded at historical cost, net of accumulated depreciation and amortization of $5.3 billion and $5.2 billion as of March 31, 2011 and December 31, 2010, respectively.
Business combinations
Business combinations are accounted for using the acquisition method of accounting. Under the acquisition method, assets acquired, including in-process research and development (IPR&D) projects, and liabilities assumed are recorded at their respective fair values as of the acquisition date in our condensed consolidated financial statements. The excess of the acquisition date fair value of consideration over the fair value of the net assets acquired is recorded as goodwill. Contingent consideration obligations incurred in connection with a business combination are recorded at their fair values on the acquisition date. We revalue these obligations each subsequent reporting period until the related contingencies are resolved and record changes in their fair values in earnings. See Note 2, Acquisitions.

AMGEN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2.	Acquisitions
On March 4, 2011, we acquired all of the outstanding stock of BioVex Group, Inc. (BioVex), a privately held biotechnology company developing treatments for cancer and the prevention of infectious disease, including OncoVEXGM-CSF, a novel oncolytic vaccine in phase 3 clinical development for the treatment of melanoma and head and neck cancer. This transaction, which was accounted for as a business combination, provides us with an opportunity to expand our efforts to bring novel therapeutics to market. Upon its acquisition, BioVex became a wholly owned subsidiary of Amgen.
The aggregate acquisition date consideration to acquire BioVex consisted of (in millions):

Cash paid to former shareholders of BioVex	$407
Fair value of contingent consideration obligations	190

Total consideration	$597

The cash consideration reflects a reduction in the purchase price related to changes in working capital and excludes amounts that have been and may be paid to the employees of BioVex who became Amgen employees upon the acquisition, including $7 million paid to settle unvested employee options to acquire stock in BioVex which we expensed at the acquisition date.
In connection with this acquisition, we are obligated to make additional payments to the former shareholders of BioVex of up to $575 million contingent upon the achievement of certain regulatory and sales milestones with regard to OncoVEXGM-CSF, including the filing of a biologics license application with the U.S. Food and Drug Administration (FDA), the first commercial sale in each of the United States and the European Union following receipt of marketing approval, which includes use of the product in specified patient populations, and upon achieving specified levels of sales. The estimated aggregate fair value of the contingent consideration obligations as of the acquisition date of $190 million was determined using a combination of valuation techniques. The contingent consideration obligations to make regulatory milestone payments were valued based on assumptions regarding the probability of achieving the milestones and making the related payments with such amounts discounted to present value. The contingent consideration obligations to make sales milestone payments were valued based on assumptions regarding the probability of achieving specified product sales thresholds to determine the required payments with such amounts discounted to present value.
We allocated the total consideration to the acquisition date fair values of assets acquired and liabilities assumed as follows (in millions):

Intangible assets — IPR&D	$675
Goodwill	170
Deferred tax liabilities	(246)
Other assets and liabilities acquired, net	(2)

Total consideration	$597

Intangible assets are composed of the estimated fair value of acquired IPR&D related to OncoVEXGM-CSF. The estimated fair value was determined using a probability-weighted income approach, which discounts expected future cash flows to present value. The estimated net cash flows were discounted to present value using a discount rate of 11%, which is based on the estimated weighted average cost of capital for companies with characteristics similar to BioVex. This is comparable to the estimated internal rate of return on BioVex operations and represents the rate that market participants would use to value the intangible assets. The projected cash flows from OncoVEXGM-CSF were based on certain key assumptions, including estimates of future revenue and expenses taking into account the stage of development of OncoVEXGM-CSF at the acquisition date, the time and resources needed to complete development and the probabilities of obtaining marketing approval from the FDA and other regulatory agencies. IPR&D intangible assets acquired in a business combination are considered to be indefinite-lived until the completion or abandonment of the associated R&D efforts.
The excess of the acquisition date consideration over the fair values assigned to the assets acquired and the liabilities assumed of $170 million was recorded as goodwill, which is not deductible for tax purposes. Goodwill is primarily attributable to the deferred tax consequences of acquired IPR&D recorded for financial statement purposes.
The amounts initially recorded for acquired IPR&D intangible assets and tax-related liabilities are preliminary. The amounts will be finalized upon collection of the appropriate information with respect to the BioVex intercompany arrangements related to the acquired IPR&D and the tax impacts thereof.
BioVex is included in our condensed consolidated financial statements commencing on the acquisition date. Pro forma supplemental condensed consolidated financial information assuming the acquisition occurred on January 1, 2011 and 2010 is not provided as the impact would not be material to our condensed consolidated results of operations.

AMGEN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
3. Income taxes
The effective tax rates for the three months ended March 31, 2011 and 2010 are different from the statutory rates primarily as a result of indefinitely invested earnings of our foreign operations. We do not provide for U.S. income taxes on undistributed earnings of our foreign operations that are intended to be invested indefinitely outside the United States. The effective tax rate for the three months ended March 31, 2011 was further reduced by foreign tax credits associated with the new Puerto Rico excise tax.
Commencing January 1, 2011, Puerto Rico imposes a temporary excise tax on the purchase of goods and services from a related manufacturer in Puerto Rico. This excise tax is currently scheduled to expire in 2016. We account for the excise tax as a manufacturing cost that is capitalized in inventory and expensed in cost of sales when the related products are sold. For U.S. income tax purposes, a significant portion of the excise tax results in tax credits that are recognized in our provision for income taxes when the excise tax is paid. Our effective tax rate for the three months ended March 31, 2011 without the impact of the tax credits associated with the new Puerto Rico excise tax would have been 18.8%.
One or more of our legal entities file income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and certain foreign jurisdictions. Our income tax returns are routinely audited by the tax authorities in those jurisdictions. Significant disputes may arise with these tax authorities involving issues of the timing and amount of deductions, the use of tax credits and allocations of income among various tax jurisdictions because of differing interpretations of tax laws and regulations. We are no longer subject to U.S. federal income tax examinations for years ended on or before December 31, 2006 or to California state income tax examinations for years ended on or before December 31, 2003.
The Internal Revenue Service (IRS) is currently examining our U.S. income tax returns for the years ended December 31, 2007, 2008 and 2009. As of March 31, 2011, the Company and the IRS have agreed to certain transfer pricing adjustments for the year ended December 31, 2009 and the Company has, accordingly, adjusted its liability for unrecognized tax benefits (UTBs) as discussed below. The remainder of this examination is expected to be completed in 2012.
During the three months ended March 31, 2011, the gross amount of our UTBs increased by approximately $72 million as a result of tax positions taken during the current year. During the three months ended March 31, 2011, the gross amount of our UTBs decreased by approximately $201 million as a result of resolving certain transfer pricing matters related to prior years. Substantially all of the UTBs as of March 31, 2011, if recognized, would affect our effective tax rate.

AMGEN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
4. Earnings per share
The computation of basic earnings per share (EPS) is based upon the weighted-average number of our common shares outstanding. The computation of diluted EPS is based upon the weighted-average number of our common shares and dilutive potential common shares outstanding. Dilutive potential common shares outstanding, determined using the treasury stock method, principally include: shares that may be issued under our stock option, restricted stock and performance unit awards; our 2011 Convertible Notes and 2013 Convertible Notes, as discussed below; and our outstanding warrants (collectively “dilutive securities”). The convertible note hedges purchased in connection with the issuance of our convertible notes are excluded from the calculation of diluted EPS as their impact is always anti-dilutive.
Upon conversion of our 2011 Convertible Notes (while they were outstanding) and 2013 Convertible Notes, the principal amount would be settled in cash and the excess of the conversion value, as defined, over the principal amount may be settled in cash and/or shares of our common stock. Therefore, only the shares of our common stock potentially issuable with respect to the excess of the notes’ conversion value over their principal amount, if any, are considered as dilutive potential common shares for purposes of calculating diluted EPS.
The following table sets forth the computation for basic and diluted EPS (in millions, except per share data):

	Three months ended
	March 31,
	2011	2010
Income (Numerator):
Net income for basic and diluted EPS	$1,125	$1,167

Shares (Denominator):
Weighted-average shares for basic EPS	933	982
Effect of dilutive securities	8	6

Weighted-average shares for diluted EPS	941	988

Basic EPS	$1.21	$1.19
Diluted EPS	$1.20	$1.18
For the three months ended March 31, 2011 and 2010, there were employee stock options, calculated on a weighted average basis, to purchase 39 million and 40 million shares of our common stock, respectively, with exercise prices greater than the average market prices of our common stock for these periods that are not included in the computation of diluted EPS as their impact would have been anti-dilutive. In addition, shares of our common stock which may be issued upon exercise of our warrants are not included in the computation of diluted EPS for any of the periods presented above as their impact would have been anti-dilutive.

AMGEN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
5. Cost savings initiatives
Manufacturing operations at Fremont, California
As part of continuing efforts to optimize our network of manufacturing facilities and improve cost efficiencies, on January 18, 2011, we entered into an agreement whereby Boehringer Ingelheim (BI) agreed to acquire all of our rights in and substantially all assets at our manufacturing operations located in Fremont, California. The transaction was approved by Amgen’s Board of Directors in December 2010 and closed in March 2011. In connection with the closing of this transaction, BI has or will assume our obligations under the facility’s operating lease agreements and has entered into an agreement to manufacture certain quantities of our marketed product Vectibix®, for us at this facility through December 31, 2012 (the “supply agreement”).
Due to the lack of sufficient initial investment by BI in the acquisition of this facility and our ongoing involvement with these operations, the transaction did not meet the accounting requirements to be treated as a sale involving real estate. As a result, the related assets will continue to be carried on our Condensed Consolidated Balance Sheet.
We considered this transaction with BI to be a potential indicator of impairment and, accordingly, we performed an impairment analysis of the carrying values of the related fixed assets as of December 31, 2010. Based on this analysis, we determined that no future economic benefit would be received from a manufacturing line at the facility that had not yet been completed. As a result, we wrote off its entire carrying value, which aggregated $118 million for the three months ended December 31, 2010.
The carrying values of the remaining fixed assets, aggregating approximately $133 million, were determined to be fully recoverable. However, as a result of this transaction, we reduced the estimated remaining useful lives of these fixed assets to coincide with the period covered by the supply agreement. During the three months ended March 31, 2011, we recorded incremental depreciation in excess of what otherwise would have been recorded of approximately $10 million. This amount is included in Cost of sales (excludes amortization of certain acquired intangible assets presented below) in the Condensed Consolidated Statement of Income. In addition, due to the assignment to BI of the obligations under certain of the facility’s operating leases in March 2011, we recorded a charge of approximately $11 million in the three months ended March 31, 2011 with respect to the lease period beyond the end of the supply agreement. This amount is recorded in Cost of sales (excludes amortization of certain acquired intangible assets presented below) in the Condensed Consolidated Statement of Income.
Other
As part of continuing efforts to improve cost efficiencies in our manufacturing operations, we also recorded certain charges aggregating $16 million during the three months ended March 31, 2011, which are included in Other in the Condensed Consolidated Statement of Income.

AMGEN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
6. Available-for-sale investments
The fair values of available-for-sale investments by type of security, contractual maturity and classification in the Condensed Consolidated Balance Sheets were as follows (in millions):

		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
Type of security as of March 31, 2011	cost	gains	losses	value
U.S. Treasury securities	$3,573	$7	$(23)	$3,557
Other government related debt securities:
Obligations of U.S. government agencies and FDIC guaranteed bank debt	1,660	13	(2)	1,671
Foreign and other	796	14	—	810
Corporate debt securities:
Financial	2,957	55	(11)	3,001
Industrial	3,131	72	(6)	3,197
Other	352	10	(1)	361
Mortgage and asset backed securities	1,498	4	(7)	1,495
Money market mutual funds	1,075	—	—	1,075

Total debt securities	15,042	175	(50)	15,167
Equity securities	52	—	(4)	48

	$15,094	$175	$(54)	$15,215

		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
Type of security as of December 31, 2010	cost	gains	losses	value
U.S. Treasury securities	$5,044	$50	$(14)	$5,080
Other government related debt securities:
Obligations of U.S. government agencies and FDIC guaranteed bank debt	2,158	51	(1)	2,208
Foreign and other	837	16	(1)	852
Corporate debt securities:
Financial	2,252	53	(9)	2,296
Industrial	2,441	71	(5)	2,507
Other	307	10	(1)	316
Mortgage and asset backed securities	841	5	(5)	841
Money market mutual funds	3,030	—	—	3,030
Other short-term interest bearing securities	147	—	—	147

Total debt securities	17,057	256	(36)	17,277
Equity securities	50	—	(2)	48

	$17,107	$256	$(38)	$17,325

AMGEN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	March 31,	December 31,
Contractual maturity	2011	2010
Maturing in one year or less	$1,713	$4,118
Maturing after one year through three years	7,049	6,736
Maturing after three years through five years	5,367	5,812
Maturing after five years	1,038	611

Total debt securities	15,167	17,277
Equity securities	48	48

	$15,215	$17,325

	March 31,	December 31,
Classification in the Condensed Consolidated Balance Sheets	2011	2010
Cash and cash equivalents	$1,266	$3,287
Marketable securities	14,092	14,135
Other assets — noncurrent	48	48

	15,406	17,470
Less cash	(191)	(145)

	$15,215	$17,325

For the three months ended March 31, 2011 and 2010, realized gains totaled $89 million and $21 million, respectively, and realized losses totaled $8 million and $2 million, respectively. The cost of securities sold is based on the specific identification method.
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
We review our available-for-sale investments for other-than-temporary declines in fair value below our cost basis each quarter and whenever events or changes in circumstances indicate that the cost basis of an asset may not be recoverable. This evaluation is based on a number of factors, including the length of time and extent to which the fair value has been below our cost basis and adverse conditions related specifically to the security, including any changes to the credit rating of the security by a rating agency. As of March 31, 2011 and December 31, 2010, we believe the cost bases for our available-for-sale investments were recoverable in all material respects.
7. Inventories
Inventories consisted of the following (in millions):

	March 31,	December 31,
	2011	2010
Raw materials	$135	$128
Work in process	1,445	1,382
Finished goods	518	512

	$2,098	$2,022

8. Financing arrangements
The following table reflects the carrying values and the fixed contractual coupon rates of our borrowings under our various financing arrangements (dollar amounts in millions):

	March 31,	December 31,
	2011	2010
0.125% convertible notes due 2011 (2011 Convertible Notes)	$—	$2,488
0.375% convertible notes due 2013 (2013 Convertible Notes)	2,246	2,213
5.85% notes due 2017 (2017 Notes)	1,099	1,099
4.85% notes due 2014 (2014 Notes)	1,000	1,000
5.70% notes due 2019 (2019 Notes)	998	998
6.40% notes due 2039 (2039 Notes)	996	996
6.375% notes due 2037 (2037 Notes)	899	899
3.45% notes due October 2020 (October 2020 Notes)	897	897
5.75% notes due 2040 (2040 Notes)	696	696
4.95% notes due 2041 (2041 Notes)	595	595
6.15% notes due 2018 (2018 Notes)	499	499
6.90% notes due 2038 (2038 Notes)	499	499
4.50% notes due March 2020 (March 2020 Notes)	300	300
Other notes including our zero coupon convertible notes	183	183

Total borrowings	10,907	13,362
Less current portion	(83)	(2,488)

Total non-current debt	$10,824	$10,874

The holders of our zero coupon convertible notes due in 2032 have the right to put the debt to us for repayment on March 1, 2012. Accordingly the debt is classified as a current liability as of March 31, 2011.
Debt repayments
In February 2011, the 2011 Convertible Notes became due, and we repaid the $2.5 billion aggregate principal amount. As these convertible notes were cash settleable, the debt and equity components of these notes were bifurcated and accounted for separately. The discounted carrying value of the debt component resulting from the bifurcation was accreted back to the principal amount over the period the notes were outstanding. The total aggregate amount repaid, including the amount related to the debt discount of $643 million resulting from the bifurcation, is included in Cash flows from financing activities in the Condensed Consolidated Statements of Cash Flows.
Shelf registration statement
In March 2011, we filed a shelf registration statement with the Securities and Exchange Commission (SEC) to replace an existing shelf registration statement that was scheduled to expire in April 2011. This shelf registration allows us to issue an unspecified amount of: debt securities; common stock; preferred stock; warrants to purchase debt securities, common stock, preferred stock or depository shares; rights to purchase common stock or preferred stock; securities purchase contracts; securities purchase units; and depository shares. Under this registration statement, all of the securities available for issuance may be offered from time to time with terms to be determined at the time of issuance. This shelf registration expires in March 2014.

AMGEN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
9. Stockholders’ equity
Stock repurchase program
The following table is a summary of activity under our stock repurchase program (in millions):

	2011		2010
	Shares	Dollars	Shares	Dollars
First quarter	—	$—	29.1	$1,684

In December 2009, the Board of Directors authorized us to repurchase up to an additional $5.0 billion of our common stock of which a total of $2.2 billion remains available as of March 31, 2011. In addition, in April 2011, the Board of Directors authorized us to repurchase up to an additional $5.0 billion of our common stock.
10. Fair value measurement
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
The following fair value hierarchy tables present information about each major class of the Company’s financial assets and liabilities measured at fair value on a recurring basis (in millions):

AMGEN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Quoted prices in	Significant	Significant
	active markets for	other observable	unobservable
Fair value measurement	identical assets	inputs	inputs
as of March 31, 2011 using:	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Available-for-sale securities:
U.S. Treasury securities	$3,557	$—	$—	$3,557
Other government related debt securities:
Obligations of U.S. government agencies and FDIC guaranteed bank debt	—	1,671	—	1,671
Foreign and other	—	810	—	810
Corporate debt securities:
Financial	—	3,001	—	3,001
Industrial	—	3,197	—	3,197
Other	—	361	—	361
Mortgage and asset backed securities	—	1,495	—	1,495
Money market mutual funds	1,075	—	—	1,075
Equity securities	48	—	—	48
Derivatives:
Foreign currency contracts	—	57	—	57
Interest rate swap contracts	—	160	—	160

Total assets	$4,680	$10,752	$—	$15,432

Liabilities:
Derivatives:
Foreign currency contracts	$—	$189	$—	$189
Interest rate swap contracts	—	12	—	12
Contingent consideration obligations in connection with a business combination	—	—	190	190

Total liabilities	$—	$201	$190	$391

	Quoted prices in	Significant	Significant
	active markets for	other observable	unobservable
Fair value measurement	identical assets	inputs	inputs
as of December 31, 2010 using:	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Available-for-sale securities:
U.S. Treasury securities	$5,080	$—	$—	$5,080
Other government related debt securities:
Obligations of U.S. government agencies and FDIC guaranteed bank debt	—	2,208	—	2,208
Foreign and other	—	852	—	852
Corporate debt securities:
Financial	—	2,296	—	2,296
Industrial	—	2,507	—	2,507
Other	—	316	—	316
Mortgage and asset backed securities	—	841	—	841
Money market mutual funds	3,030	—	—	3,030
Other short-term interest bearing securities	—	147	—	147
Equity securities	48	—	—	48
Derivatives:
Foreign currency contracts	—	154	—	154
Interest rate swap contracts	—	195	—	195

Total assets	$8,158	$9,516	$—	$17,674

Liabilities:
Derivatives:
Foreign currency contracts	$—	$103	$—	$103

Total liabilities	$—	$103	$—	$103

AMGEN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The fair value of our U.S. Treasury securities, money market mutual funds and equity securities are based on quoted market prices in active markets with no valuation adjustment.
Substantially all of our other government related and corporate debt securities are investment grade with maturity dates of five years or less. Our other government related debt securities portfolio is comprised of securities with a weighted average credit rating of “AAA” or equivalent by Standard and Poor’s (S&P), Moody’s Investors Services, Inc. (Moody’s) or Fitch, Inc. (Fitch), and our corporate debt securities portfolio has a weighted average credit rating of “A” or equivalent by S&P, Moody’s or Fitch. We estimate the fair value of these securities taking into consideration valuations obtained from third-party pricing services. The pricing services utilize industry standard valuation models, including both income and market based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades and broker/dealer quotes of the same or similar securities, issuer credit spreads, benchmark securities and other observable inputs.
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
Substantially all of our foreign currency forward and option derivatives contracts have maturities of three years or less and all are entered into with counterparties that have a minimum credit rating of “A-” or equivalent by S&P, Moody’s or Fitch. We estimate the fair value of these contracts taking into consideration valuations obtained from a third-party valuation service that utilizes an income-based industry standard valuation model for which all significant inputs are observable, either directly or indirectly. These inputs include quoted foreign currency spot rates, forward points, London Interbank Offered Rate (LIBOR) and swap curves and obligor credit default swap rates. In addition, inputs for our foreign currency option contracts also include implied volatility measures. These inputs, where applicable, are at commonly quoted intervals. As of March 31, 2011 and December 31, 2010, we had open foreign currency forward contracts with notional amounts of $3.4 billion and $3.2 billion, respectively, and open foreign currency option contracts with notional amounts of $300 million and $398 million, respectively, that were primarily Euro-based and were designated as cash flow hedges. In addition, as of March 31, 2011 and December 31, 2010, we had $788 million and $670 million, respectively, of open foreign currency forward contracts to reduce exposure to fluctuations in value of certain assets and liabilities denominated in foreign currencies that were primarily Euro-based and that were not designated as hedges. (See Note 11, Derivative instruments.)
Our interest rate swap contracts are entered into with counterparties that have a minimum credit rating of “A-” or equivalent by S&P, Moody’s or Fitch. We estimate the fair value of these contracts using an income-based industry standard valuation model for which all significant inputs are observable either directly or indirectly. These inputs include LIBOR and swap curves and obligor credit default swap rates. We had interest rate swap agreements with an aggregate notional amount of $3.6 billion as of March 31, 2011 and December 31, 2010 that were designated as fair value hedges. (See Note 11, Derivative instruments.)
Contingent consideration obligations in connection with a business combination were incurred as a result of our acquisition of BioVex in March 2011. The fair value measurements of contingent consideration obligations are based on significant unobservable inputs, and accordingly, such amounts are considered Level 3 measurements. There was no material change in the fair values of these obligations from the acquisition date through March 31, 2011. For a description of the valuation methodology and related assumptions used to estimate the fair values of the contingent consideration obligations, see Note 2, Acquisitions.
There have been no transfers of assets or liabilities between the fair value measurement levels and there were no material remeasurements to fair value during the three months ended March 31, 2011 and 2010 of assets and liabilities that are not measured at fair value on a recurring basis.

AMGEN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Summary of the fair value of other financial instruments
Short-term assets and liabilities
The estimated fair values of cash equivalents, accounts receivable and accounts payable approximate their carrying values due to the short-term nature of these financial instruments.
Borrowings
We estimate the fair value of our convertible notes using an income-based industry standard valuation model for which all significant inputs are observable either directly or indirectly, including benchmark yields adjusted for our credit risk (Level 2). The fair values of our convertible notes exclude their equity components and represent only the liability components of these instruments as their equity components are included in Common stock and additional paid-in capital in the Condensed Consolidated Balance Sheets. We estimate the fair value of our other long-term notes taking into consideration indicative prices obtained from a third party financial institution that utilizes industry standard valuation models, including both income and market based approaches, for which all significant inputs are observable, either directly or indirectly. These inputs include reported trades and broker/dealer quotes of the same or similar securities, credit spreads, benchmark yields and other observable inputs (Level 2). The following tables present the carrying values and estimated fair values of our borrowings (in millions):

	March 31, 2011		December 31, 2010
	Carrying value	Fair value	Carrying value	Fair value
2011 Convertible Notes	$—	$—	$2,488	$2,501
2013 Convertible Notes	2,246	2,480	2,213	2,479
2017 Notes	1,099	1,245	1,099	1,280
2014 Notes	1,000	1,094	1,000	1,101
2019 Notes	998	1,107	998	1,139
2039 Notes	996	1,089	996	1,149
2037 Notes	899	974	899	1,027
October 2020 Notes	897	836	897	857
2040 Notes	696	699	696	734
2041 Notes	595	546	595	564
2018 Notes	499	568	499	584
2038 Notes	499	591	499	607
March 2020 Notes	300	307	300	311
Other notes including our zero coupon debt	183	204	183	214

Total	$10,907	$11,740	$13,362	$14,547

AMGEN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
11. Derivative instruments
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
We recognize all of our derivative instruments as either assets or liabilities at fair value in the Condensed Consolidated Balance Sheets (see Note 10, Fair value measurement). The accounting for changes in the fair value of a derivative instrument depends on whether it has been formally designated and qualifies as part of a hedging relationship under the applicable accounting standards and, further, on the type of hedging relationship. For derivatives formally designated as hedges, we assess both at inception and quarterly thereafter, whether the hedging derivatives are highly effective in offsetting changes in either the fair value or cash flows of the hedged item. Our derivatives that are not designated and do not qualify as hedges are adjusted to fair value through current earnings.
Cash flow hedges
We are exposed to possible changes in values of certain anticipated foreign currency cash flows resulting from changes in foreign currency exchange rates, associated primarily with our international product sales denominated in Euros. Increases or decreases in the cash flows associated with our international product sales due to movements in foreign currency exchange rates are partially offset by the corresponding increases and decreases in our international operating expenses resulting from these foreign currency exchange rate movements. To further reduce our exposure to foreign currency exchange rate fluctuations on our international product sales, we enter into foreign currency forward and option contracts to hedge a portion of our projected international product sales primarily over a three-year time horizon with, at any given point in time, a higher percentage of nearer term projected product sales being hedged than successive periods. As of March 31, 2011 and December 31, 2010, we had open foreign currency forward contracts with notional amounts of $3.4 billion and $3.2 billion, respectively, and open foreign currency option contracts with notional amounts of $300 million and $398 million, respectively. These foreign currency forward and option contracts, primarily Euro-based, have been designated as cash flow hedges, and accordingly, the effective portion of the unrealized gains and losses on these contracts are reported in Accumulated Other Comprehensive Income (AOCI) in the Condensed Consolidated Balance Sheets and reclassified to earnings in the same periods during which the hedged transactions affect earnings.
In connection with the anticipated issuance of long-term fixed-rate debt, we occasionally enter into forward interest rate contracts in order to hedge the variability in cash flows due to changes in the applicable Treasury rate between the time we enter into these contracts and the time the related debt is issued. Gains and losses on such contracts, which are designated as cash flow hedges, are reported in AOCI and amortized into earnings over the lives of the associated debt issuances.
The following table reflects the effective portion of the unrealized gain/(loss) recognized in Other Comprehensive Income for our cash flow hedge contracts (in millions):

	Three months ended
	March 31,
Derivatives in cash flow hedging relationships	2011	2010
Foreign currency contracts	$(197)	$175
Forward interest rate contracts	—	—

Total	$(197)	$175

The following table reflects the location in the Condensed Consolidated Statements of Income and the effective portion of the loss reclassified from AOCI into earnings for our cash flow hedge contracts (in millions):

		Three months ended
		March 31,
Derivatives in cash flow hedging relationships	Statements of Income location	2011	2010
Foreign currency contracts	Product sales	$(8)	$(6)
Forward interest rate contracts	Interest expense, net	—	—

Total		$(8)	$(6)

AMGEN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
No portions of our cash flow hedge contracts are excluded from the assessment of hedge effectiveness and the ineffective portions of these hedging instruments were approximately $1 million of expense and approximately $1 million of income for the three months ended March 31, 2011 and 2010, respectively. As of March 31, 2011, the amounts expected to be reclassified from AOCI into earnings over the next 12 months are approximately $104 million of losses on foreign currency forward and option contracts and approximately $1 million of losses on forward interest rate contracts.
Fair value hedges
To achieve a desired mix of fixed and floating interest rate debt, we have entered into interest rate swap agreements, which qualify and have been designated as fair value hedges. The terms of these interest rate swap agreements correspond to the related hedged debt instruments and effectively convert a fixed interest rate coupon to a floating LIBOR-based coupon over the lives of the respective notes. The rates on these swaps range from LIBOR plus 0.3% to LIBOR plus 2.6%. We had interest rate swap agreements with aggregate notional amounts of $3.6 billion as of March 31, 2011 and December 31, 2010. The interest rate swap agreements as of March 31, 2011 and December 31, 2010 were for our notes due in 2014, 2017, 2018 and 2019. For derivative instruments that are designated and qualify as a fair value hedge, the unrealized gain or loss on the derivative resulting from the change in fair value during the period as well as the offsetting unrealized loss or gain of the hedged item resulting from the change in fair value during the period attributable to the hedged risk are recognized in current earnings. For the three months ended March 31, 2011 and 2010, we included the unrealized gain on the hedged debt of $47 million and the unrealized loss on the hedged debt of $17 million, respectively, in the same line item, Interest expense, net in the Condensed Consolidated Statements of Income, as the offsetting unrealized loss of $47 million and the unrealized gain of $17 million, respectively, on the related interest rate swap agreements.
Derivatives not designated as hedges
We enter into foreign currency forward contracts to reduce our exposure to foreign currency fluctuations of certain assets and liabilities denominated in foreign currencies which are not designated as hedging transactions. These exposures are hedged on a month-to-month basis. As of March 31, 2011 and December 31, 2010, the total notional amounts of these foreign currency forward contracts, primarily Euro-based, were $788 million and $670 million, respectively.
The following table reflects the location in the Condensed Consolidated Statements of Income and the amount of gain/(loss) recognized in earnings for the derivative instruments not designated as hedging instruments (in millions):

		Three months ended
		March 31,
Derivatives not designated as hedging instruments	Statements of Income location	2011	2010
Foreign currency contracts	Interest and other income, net	$(51)	$23

AMGEN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following tables reflect the fair values of both derivatives designated as hedging instruments and not designated as hedging instruments included in the Condensed Consolidated Balance Sheets as of March 31, 2011 and December 31, 2010 (in millions):

	Derivative assets		Derivative liabilities
March 31, 2011	Balance Sheet location	Fair value	Balance Sheet location	Fair value
Derivatives designated as hedging instruments:
Interest rate swap contracts	Other current assets/Other non-current assets	$160	Accrued liabilities/Other non-current liabilities	$12

Foreign currency contracts	Other current assets/Other non-current assets	57	Accrued liabilities/Other non-current liabilities	189

Total derivatives designated as hedging instruments		217		201

Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	—	Accrued liabilities	—

Total derivatives not designated as hedging instruments		—		—

Total derivatives		$217		$201

	Derivative assets		Derivative liabilities
December 31, 2010	Balance Sheet location	Fair value	Balance Sheet location	Fair value
Derivatives designated as hedging instruments:

Interest rate swap contracts	Other current assets/Other non-current assets	$195	Accrued liabilities/Other non-current liabilities	$—

Foreign currency contracts	Other current assets/Other non-current assets	154	Accrued liabilities/Other non-current liabilities	103

Total derivatives designated as hedging instruments		349		103

Derivatives not designated as hedging instruments:

Foreign currency contracts	Other current assets	—	Accrued liabilities	—

Total derivatives not designated as hedging instruments		—		—

Total derivatives		$349		$103

Our derivative contracts that were in a liability position as of March 31, 2011 contain certain credit risk related contingent provisions that are triggered if (i) we were to undergo a change in control and (ii) our or the surviving entity’s creditworthiness deteriorates, which is generally defined as having either a credit rating that is below investment grade or a materially weaker creditworthiness after the change in control. If these events were to occur, the counterparties would have the right, but not the obligation, to close the contracts under early termination provisions. In such circumstances, the counterparties could request immediate settlement of these contracts for amounts that approximate the then current fair values of the contracts.
The cash flow effects of our derivatives contracts are included within Net cash provided by operating activities in the Condensed Consolidated Statements of Cash Flows.

12. Contingencies and commitments
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
Certain of our legal proceedings and other matters are discussed below:
Roche U.S. International Trade Commission Complaint
On March 11, 2011, the U.S. International Trade Commission issued an order to show cause why the investigation should not be terminated without a determination of violation or by way of consent order in view of the resolution of the U.S. District Court for the District of Massachusetts proceedings. In response, on April 21, 2011, the parties filed a joint response requesting termination of the investigation on the basis of a proposed Consent Order and Stipulation.
Teva Matters
Sensipar® Abbreviated New Drug Application Litigation
On April 19, 2011, Teva Pharmaceuticals USA, Inc., Teva Pharmaceutical Industries Ltd. and Barr Laboratories, Inc. filed an unopposed motion for voluntary dismissal of their appeal. On April 20, 2011, the U.S. Court of Appeals for the Federal Circuit granted the motion and dismissed the appeal.
Simonian v. Amgen Inc.
On April 12, 2011, Amgen and Mr. Simonian reached a settlement and the U.S. District Court for the Northern District of Illinois dismissed the case with prejudice.
Average Wholesale Price Litigation
Plaintiffs continue to file for extensions for the final approval hearing of the Track II settlement due to continued deficiencies in executing notices, and the final approval hearing is currently scheduled for June 13, 2011.
Birch v. Sharer, et al.
On February 24, 2011, plaintiff filed a notice of appeal with the California State Appellate Court. The schedule for briefing the appeal has not yet been set.
Third-Party Payers Litigation
No appeal was filed with the U.S. Supreme Court by the plaintiffs and the deadline for doing so has passed.
Qui Tam Actions
On April 26, 2011, the Massachusetts District Court changed the trial date to be set for the running trial list starting on October 3, 2011.
On February 11, 2011, the states of New York, Massachusetts, California, Illinois and Indiana, on behalf of the states of Georgia and New Mexico, and the relator filed reply briefs and oral argument was heard by the U.S. Court of Appeals for the First Circuit on April 6, 2011. On April 11, 2011, the U.S. District Court for the District of Massachusetts heard summary judgment arguments on the fourth amended complaint from Amgen, Integrated Nephrology Network and the relator.

Other
In March 2011, the U.S. Attorney’s Office of the Western District of Washington informed Amgen that the subject matter of its investigation would be transferred to the U.S. Attorney’s Office of the Eastern District of New York.
13. Subsequent events
In April 2011, we announced our acquisition of Laboratorio Quimico Farmaceutico Bergamo Ltda (Bergamo), a privately-held Brazilian pharmaceutical company, for approximately $215 million in cash. Bergamo is a leading supplier of medicines to the hospital sector in Brazil with capabilities in oncology medicines. The company has approximately 400 staff, a portfolio of marketed products and manufacturing facilities in the state of Sao Paulo, Brazil. Upon its acquisition, Bergamo became a wholly owned subsidiary of Amgen. This acquisition will provide us with direct access to the Brazilian pharmaceutical market. This transaction will be accounted for as a business combination and included in our condensed consolidated financial statements commencing on the acquisition date.
Pro forma supplemental condensed consolidated financial information for Amgen including the results of Bergamo assuming an acquisition date of January 1, 2011 and 2010 is not provided as the impact to our condensed consolidated results of operations would not be material, either individually or when aggregated with the acquisition of BioVex (see Note 2, Acquisitions).

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward looking statements
This report and other documents we file with the SEC contain forward looking statements that are based on current expectations, estimates, forecasts and projections about us, our future performance, our business or others on our behalf, our beliefs and our management’s assumptions. In addition, we, or others on our behalf, may make forward looking statements in press releases or written statements, or in our communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls and conference calls. Such words as “expect,” “anticipate,” “outlook,” “could,” “target,” “project,” “intend,” “plan,” “believe,” “seek,” “estimate,” “should,” “may,” “assume,” and “continue,” as well as variations of such words and similar expressions are intended to identify such forward looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. We describe our respective risks, uncertainties and assumptions that could affect the outcome or results of operations in Item 1A. Risk Factors in Part II herein. We have based our forward looking statements on our management’s beliefs and assumptions based on information available to our management at the time the statements are made. We caution you that actual outcomes and results may differ materially from what is expressed, implied or forecast by our forward looking statements. Reference is made in particular to forward looking statements regarding product sales, regulatory activities, clinical trial results, reimbursement, expenses, EPS, liquidity and capital resources and trends, including use of capital. Except as required under the federal securities laws and the rules and regulations of the SEC, we do not have any intention or obligation to update publicly any forward looking statements after the distribution of this report, whether as a result of new information, future events, changes in assumptions or otherwise.
Overview
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to assist the reader in understanding Amgen’s business. MD&A is provided as a supplement to, and should be read in conjunction with, our Annual Report on Form 10-K for the year ended December 31, 2010. Our results of operations discussed in MD&A are presented in conformity with GAAP.
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
Currently, we market primarily recombinant protein therapeutics in supportive cancer care, nephrology and inflammation. Our principal products are: Aranesp® (darbepoetin alfa) and EPOGEN® (Epoetin alfa), erythropoiesis-stimulating agents (ESAs); Neulasta® (pegfilgrastim); NEUPOGEN® (Filgrastim); and Enbrel® (etanercept), all of which are sold in the United States. We market ENBREL under a collaboration agreement with Pfizer Inc. (Pfizer) in the United States and Canada. Our international product sales consist principally of European sales of Aranesp®, Neulasta® and NEUPOGEN®. For the three months ended March 31, 2011 and 2010, our principal products represented 89% and 92% of worldwide product sales, respectively. Our other marketed products include Sensipar®/Mimpara® (cinacalcet), Vectibix® (panitumumab), Nplate® (romiplostim), Prolia® (denosumab) and XGEVA™ (denosumab).

Significant developments
The following is a list of selected significant developments that occurred to date during 2011 affecting our business:
ESAs
•	We continue to work closely with the FDA to finalize ESA labeling changes that could further limit ESA treatment in chronic kidney disease (CKD) patients both on dialysis and not on dialysis.
•	The Centers for Medicare & Medicaid Services’ Final Rule on Bundling in Dialysis became effective on January 1, 2011 and provides a single payment for all dialysis services, including drugs that were previously reimbursed separately (except for oral drugs without intravenous equivalents for which the bundling rules have been postponed). Substantially all dialysis providers in the United States opted into the bundled payment system in its entirety on January 1, 2011. As expected, the bundled payment system has decreased dose utilization of EPOGEN®, and this decrease has had a material adverse impact on our EPOGEN® sales.
•	In 2010 and in early 2011, the Centers for Medicare & Medicaid Services (CMS) engaged in a number of activities to examine the use of ESAs in certain patients with kidney disease, including holding a March 2010 meeting of the Medicare Evidence Development & Coverage Advisory Committee (MEDCAC), opening a National Coverage Analysis (NCA) in June 2010 to examine the use of ESAs to manage anemia in patients with CKD and dialysis-related anemia, as well as holding another MEDCAC meeting in January 2011 to review the impact of ESA use on renal transplant graft survival. On March 16, 2011, CMS issued a Proposed Decision Memorandum (PDM) as part of its ongoing NCA proposing that a National Coverage Determination (NCD) not be issued at that time. CMS solicited public comments on their proposal and indicated that they would respond to these comments and conclude the NCA process on or before June 16, 2011, but CMS could propose an NCD at any time prior to that deadline.
The above factors, individually or in combination, may have a material adverse impact on future sales of our ESA products.
Prolia®
•	We estimate that the large majority of Prolia® usage to date has been through the buy and bill process under Medicare Part B. However, we believe that primary care physicians may have a preference to write a prescription for Prolia® and utilize the pharmacy benefit, most frequently the prescription drug benefit under Medicare Part D. We are in the process of securing Part D coverage with what we believe to be affordable patient co-pays and prior authorizations consistent with product labeling.
Vectibix®
•	On March 18, 2011, we received notice that the Committee for Medicinal Products for Human Use of the European Medicines Agency (EMA) has adopted a negative opinion for Amgen’s application to extend the marketing authorization in Europe for Vectibix® to include its use in combination with chemotherapy for the treatment of patients with wild-type KRAS metastatic colorectal cancer. On March 30, 2011, we announced we had submitted a request to the EMA for a re-examination of the negative opinion.
Pipeline
•	On March 30, 2011, we along with our partner Takeda Pharmaceutical Company Limited/Millennium Pharmaceuticals announced top-line results from the MONET1 pivotal phase 3 trial evaluating motesanib administered in combination with paclitaxel and carboplatin in 1,090 patients with advanced non-squamous non-small cell lung cancer. The trial did not meet its primary objective of demonstrating an improvement in overall survival.

Dividend and Stock Repurchases
•	On April 20, 2011, the Board of Directors approved a dividend policy related to our common stock and authorized us to repurchase up to an additional $5.0 billion of our common stock. We expect to announce our initial quarterly dividend in connection with our second quarter of 2011 earnings announcement.
Acquisition
•	On March 4, 2011, we acquired BioVex, a privately held biotechnology company developing treatments for cancer and the prevention of infectious disease, including OncoVEXGM-CSF, a novel oncolytic vaccine in phase 3 clinical development for the treatment of melanoma and head and neck cancer. Under the terms of this transaction, we paid $407 million in cash and incurred contingent consideration obligations to make up to $575 million in additional payments upon the achievement of certain regulatory and sales milestones with regard to OncoVEXGM-CSF. The aggregate fair value as of the acquisition date of these contingent consideration obligations was $190 million. These obligations are revalued each subsequent reporting period until the underlying contingencies are resolved, with any resulting changes in their fair values recorded in earnings. In connection with the acquisition, we also recorded intangible assets of $675 million with respect to the IPR&D project for OncoVEXGM-CSF. The addition of this IPR&D project to our ongoing clinical development programs is not anticipated to materially increase our ongoing R&D expenses. For a more detailed description of this transaction, see Note 2, Acquisitions to our condensed consolidated financial statements.

Selected Financial Data
The following table presents selected financial data (amounts in millions, except percentages and per share data):

	Three months ended
	March 31,
	2011	2010	Change
Product sales:
U.S.	$2,778	$2,677	4%
International	840	851	(1)%

Total product sales	3,618	3,528	3%

Other revenues	88	64	38%

Total revenues	$3,706	$3,592	3%

Operating expenses	$2,413	$2,111	14%

Operating income	$1,293	$1,481	(13)%

Net income	$1,125	$1,167	(4)%

Diluted EPS	$1.20	$1.18	2%

Diluted shares	941	988	(5)%
The following discusses certain key changes in our results of operations for the three months ended March 31, 2011 as well as our financial condition as of March 31, 2011.
Our results of operations for the three months ended March 31, 2011 were impacted by a new excise tax in Puerto Rico. Commencing January 1, 2011, Puerto Rico imposes a temporary excise tax on the purchase of goods and services from a related manufacturer in Puerto Rico. This tax is currently scheduled to expire in 2016. We account for the excise tax as a manufacturing cost that is capitalized in inventory and expensed in cost of sales when the related products are sold. For U.S. income tax purposes, a significant portion of the excise tax results in tax credits that are recognized in our provision for income taxes when the excise tax is paid. This excise tax will have a significant adverse impact on our cost of sales and a significant favorable impact on our provision for income taxes. In addition, the overall impact of the excise tax will vary period to period as a result of the timing difference between recognizing the expense and the applicable tax credit. For the three months ended March 31, 2011, operating expenses were adversely impacted by $13 million and the provision for income taxes was favorably impacted by $67 million as a result of this excise tax.
The increase in U.S. product sales for the three months ended March 31, 2011 was driven primarily by increases in sales of Neulasta®/NEUPOGEN®, ENBREL, XGEVA™ and Prolia®, offset partially by decreases in sales of EPOGEN® and Aranesp®.
International product sales decreased slightly for the three months ended March 31, 2011 driven by decreases in Aranesp® and Neulasta®/NEUPOGEN® sales, largely offset by increases in sales of our other marketed products.
The increase in operating expenses for the three months ended March 31, 2011 was driven primarily by higher SG&A costs of $139 million and higher R&D costs of $90 million.
The decrease in net income for the three months ended March 31, 2011 was due primarily to lower operating income offset partially by higher net realized gains on investments and a lower effective income tax rate, due primarily to higher tax credits in 2011 associated with the new Puerto Rico excise tax.
The increase in diluted EPS for the three months ended March 31, 2011 was due to the reduction in the number of shares used in the calculation of diluted EPS, offset partially by the reduction in net income. The decrease in the number of shares used in the computation of diluted EPS reflects the impact of our stock repurchase program. Due to the timing difference noted above associated with the new Puerto Rico excise tax, our diluted EPS for the first quarter of 2011 were favorably impacted by approximately $0.06.

As of March 31, 2011, our cash, cash equivalents and marketable securities totaled $15.4 billion and total debt outstanding was $10.9 billion. Of our total cash, cash equivalents and marketable securities balances as of March 31, 2011, approximately $13.6 billion was generated from operations in foreign tax jurisdictions and is intended to be invested indefinitely outside of the United States. Under current tax laws, if these funds were repatriated for use in our U.S. operations, we would be required to pay additional U.S. federal and state income taxes at the applicable marginal tax rates.
Product sales
Worldwide product sales were as follows (dollar amounts in millions):

	Three months ended
	March 31,
	2011	2010	Change
Aranesp®	$580	$627	(7)%
EPOGEN®	535	623	(14)%
Neulasta®/NEUPOGEN®	1,232	1,179	4%
ENBREL	875	804	9%
Sensipar®/Mimpara®	187	179	4%
Vectibix®	75	67	12%
Nplate®	65	49	33%
Prolia®	27	—	—
XGEVA™	42	—	—

Total product sales	$3,618	$3,528	3%

Total U.S.	$2,778	$2,677	4%
Total International	840	851	(1)%

Total product sales	$3,618	$3,528	3%

Product sales are influenced by a number of factors, some of which may impact sales of certain of our existing products more significantly than others. For a list of certain of these factors, see Results of Operations — Product Sales in our Annual Report on Form 10-K for the year ended December 31, 2010.
Aranesp®
Total Aranesp® sales by geographic region were as follows (dollar amounts in millions):

	Three months ended
	March 31,
	2011	2010	Change
Aranesp® — U.S.	$250	$268	(7)%
Aranesp® — International	330	359	(8)%

Total Aranesp®	$580	$627	(7)%

The decrease in U.S. Aranesp® sales for the three months ended March 31, 2011 was due principally to a mid-teens percentage point decrease in unit demand, offset partially by an increase in the average net sales price. This sales decrease reflects an overall decline in the segment.
The decrease in international Aranesp® sales for the three months ended March 31, 2011 was due principally to decreases in both unit demand and the average net sales price, reflecting an overall decline in the segment.

Future Aranesp® sales will depend, in part, on the factors as set forth in our Annual Report on Form 10-K for the year ended December 31, 2010 and such factors as:
•	regulatory developments, including:
-	product label changes, including those that we are working with the FDA to finalize that could further limit ESA treatment in CKD patients both on dialysis and not on dialysis;
-	the ongoing compliance requirements for our ESA risk evaluation and mitigation strategy;
•	reimbursement developments, including the potential imposition of an NCD or other developments resulting from the NCA opened by CMS in June 2010 and the associated MEDCAC meetings; and
•	development of new protocols, tests and/or treatments for cancer and/or new chemotherapy treatments or alternatives to chemotherapy that may have reduced and may continue to reduce the use of chemotherapy in some patients.
Certain of the above factors, individually or in combination, could have a material adverse impact on future sales of Aranesp®.
EPOGEN®
Total EPOGEN® sales were as follows (dollar amounts in millions):

	Three months ended
	March 31,
	2011	2010	Change
EPOGEN® — U.S.	$535	$623	(14)%

The decrease in EPOGEN® sales for the three months ended March 31, 2011 was due primarily to a decline in unit demand, offset slightly by an increase in the average net sales price. The decrease in unit demand reflects a decrease in dose utilization as healthcare providers continued to implement new dose regimens in connection with the implementation of the bundled payment system, offset slightly by patient population growth.
Future EPOGEN® sales will depend, in part, on the factors as set forth in our Annual Report on Form 10-K for the year ended December 31, 2010 and such factors as:
•	product label changes, including those that we are working with the FDA to finalize that could further limit ESA treatment in CKD patients both on dialysis and not on dialysis;
•	reimbursement developments, including those resulting from:
-	CMS’s Final Rule on Bundling in Dialysis;
-	Other CMS activities, including the potential imposition of an NCD or other developments resulting from the NCA opened by CMS in June 2010 and the associated MEDCAC meetings;
•	changes in dose fluctuations as healthcare providers continue to refine their treatment practices in accordance with approved labeling; and
•	adoption of alternative therapies or development of new modalities to treat anemia associated with chronic renal failure.
Certain of the above factors, individually or in combination, could have a material adverse impact on future sales of EPOGEN®.

Neulasta®/NEUPOGEN®
Total Neulasta®/NEUPOGEN® sales by geographic region were as follows (dollar amounts in millions):

	Three months ended
	March 31,
	2011	2010	Change
Neulasta® — U.S.	$710	$637	11%
NEUPOGEN® — U.S.	220	225	(2)%

U.S. Neulasta®/NEUPOGEN® — Total	930	862	8%

Neulasta® — International	226	226	—
NEUPOGEN® — International	76	91	(16)%

International Neulasta®/NEUPOGEN® — Total	302	317	(5)%

Total Neulasta®/NEUPOGEN®	$1,232	$1,179	4%

The increase in combined U.S. sales of Neulasta®/NEUPOGEN® for the three months ended March 31, 2011 was driven primarily by an increase in the average net sales price and, to a lesser extent, an increase in unit demand.
The decrease in combined Neulasta®/NEUPOGEN® international sales for the three months ended March 31, 2011 was driven primarily by a decline in NEUPOGEN® sales as a result of biosimilar competition, offset partially by growth in Neulasta® sales due, in part, to continued conversion of NEUPOGEN® to Neulasta®.
Future Neulasta®/NEUPOGEN® sales will depend, in part, on the factors as set forth in our Annual Report on Form 10-K for the year ended December 31, 2010.
ENBREL
Total ENBREL sales by geographic region were as follows (dollar amounts in millions):

	Three months ended
	March 31,
	2011	2010	Change
ENBREL — U.S.	$821	$754	9%
ENBREL — Canada	54	50	8%

Total ENBREL	$875	$804	9%

The increase in ENBREL sales for the three months ended March 31, 2011 was driven primarily by an increase in the average net sales price and, to a lesser extent, an increase in unit demand. This increase reflects segment growth, offset partially by share declines. ENBREL continues to maintain a leading position in both the rheumatology and dermatology segments.
Future ENBREL sales will depend, in part, on the factors as set forth in our Annual Report on Form 10-K for the year ended December 31, 2010.

Other products
Other product sales by geographic region were as follows (dollar amounts in millions):

	Three months ended
	March 31,
	2011	2010	Change
Sensipar® — U.S.	$116	$117	(1)%
Sensipar® (Mimpara®) — International	71	62	15%
Vectibix® — U.S.	30	25	20%
Vectibix® — International	45	42	7%
Nplate® — U.S.	37	28	32%
Nplate® — International	28	21	33%
Prolia® — U.S.	17	—	—
Prolia® — International	10	—	—
XGEVA™ — U.S.	42	—	—

Total other products	$396	$295	34%

Total U.S.	$242	$170	42%
Total International	154	125	23%

Total other products	$396	$295	34%

Future sales of our other products will depend, in part, on the factors as set forth in our Annual Report on Form 10-K for the year ended December 31, 2010.

Selected operating expenses
The following table presents selected operating expenses (dollar amounts in millions):

	Three months ended
	March 31,
	2011	2010	Change
Cost of sales	$564	$508	11%
% of product sales	15.6%	14.4%

Research and development	$736	$646	14%
% of product sales	20.3%	18.3%

Selling, general and administrative	$1,023	$884	16%
% of product sales	28.3%	25.1%
Cost of sales
Cost of sales, which excludes the amortization of certain acquired intangible assets, increased to 15.6% of product sales for the three months ended March 31, 2011, driven primarily by higher bulk material cost, certain expenses related to actions to improve cost efficiencies and the new excise tax associated with our manufacturing operations in Puerto Rico, offset partially by higher average net sales prices and lower royalties.
Research and development
The increase in R&D expenses for the three months ended March 31, 2011 was attributable primarily to: $46 million of higher clinical trial costs, reflecting our strategic decision to invest in late stage clinical trials, including AMG 386 and AMG 479, and to augment support for marketed products; and $28 million of higher staff related costs, primarily in support of international expansion and discovery research.
Selling, general and administrative
The increase in SG&A expenses for the three months ended March 31, 2011 was due primarily to certain expenses that did not occur in the same period last year, including the U.S. Healthcare Reform Excise Fee of $39 million and promotional costs of $39 million, due primarily to the launches of Prolia® and XGEVA™. This increase was also driven by $30 million of higher ENBREL profit share expense, under our collaboration agreement with Pfizer, due to increased ENBREL sales. For the three months ended March 31, 2011 and 2010, excluding expenses associated with the ENBREL profit share of $299 million and $269 million, respectively, SG&A expenses increased 18%.
Under our collaboration agreement, we currently pay Pfizer a percentage of annual gross profits on our ENBREL sales in the United States and Canada attributable to all approved indications for ENBREL on a scale that increases as gross profits increase; however, we maintain a majority share of ENBREL profits. After expiration of the agreement in the fourth quarter of 2013, we will be required to pay Pfizer a declining percentage of annual net ENBREL sales in the United States and Canada for three years, ranging from 12% to 10%. The amounts of such payments are anticipated to be significantly less than what would be owed based on the terms of the current ENBREL profit share.

Non-operating expenses/income and provisions for income taxes
The following table presents non-operating expenses/income and the provisions for income taxes (dollar amounts in millions):

	Three months ended
	March 31,
	2011	2010
Interest expense, net	$135	$145
Interest and other income, net	$148	$84
Provisions for income taxes	$181	$253
Effective income tax rate	13.9%	17.8%
Interest expense, net
Included in interest expense, net for the three months ended March 31, 2011 and 2010 is the impact of non-cash interest expense of $44 million and $65 million, respectively, resulting from the change in the accounting for our convertible debt effective January 1, 2009.
Interest and other income, net
The increase in interest and other income, net for the three months ended March 31, 2011 was due primarily to higher net realized gains on investments of $61 million.
Income taxes
Our effective tax rate for the three months ended March 31, 2011 was 13.9% compared to 17.8% for the corresponding period of the prior year. The decrease in our effective tax rate was due primarily to higher tax credits in 2011 associated with the new Puerto Rico excise tax and the federal R&D credit, offset partially by the inclusion of the non-deductible U.S. Healthcare Reform Excise Fee in 2011 and changes in revenue and expense mix. Our effective tax rate for the three months ended March 31, 2011 without the impact of the tax credits associated with the new Puerto Rico excise tax would have been 18.8%.
See Note 3, Income taxes to the condensed consolidated financial statements for further discussion.

Financial Condition, Liquidity and Capital Resources
The following table summarizes selected financial data (in millions):

	March 31,	December 31,
	2011	2010
Cash, cash equivalents and marketable securities	$15,358	$17,422
Total assets	42,714	43,486
Current debt	83	2,488
Non-current debt	10,824	10,874
Stockholders’ equity	24,984	23,944
On April 20, 2011, the Board of Directors approved a dividend policy related to our common stock. We expect to announce our initial quarterly dividend in connection with our second quarter of 2011 earnings announcement. In addition to the planned dividend, the Company intends to continue to return cash to stockholders through share repurchases. Both our plans to pay dividends and opportunistically repurchase stock reflect our confidence in the future cash flows of our business. Repurchases under our stock repurchase program also reflect our confidence in the long-term value of our common stock. The amount we spend and the number of shares repurchased will vary based on a number of factors including the stock price, dividend payments and blackout periods in which we are restricted from repurchasing shares, and the manner of purchases may include private block purchases as well as market transactions. As of March 31, 2011, we had $2.2 billion remaining under the Board of Director’s previous stock repurchase authorization, and on April 20, 2011, the Board of Directors authorized us to repurchase up to an additional $5.0 billion of our common stock. Whether and when we declare dividends or repurchase stock, the size of any dividend and the amount of stock we repurchase could be affected by a number of factors. See Item 1A. Risk Factors – There can be no assurance that we will continue to declare cash dividends or repurchase stock in Part II hereof.
We believe that existing funds, cash generated from operations and existing sources of and access to financing are adequate to satisfy our working capital, capital expenditure, dividend and debt service requirements for the foreseeable future. In addition, we plan to opportunistically pursue our stock repurchase program and other business initiatives, including acquisitions and licensing activities. We anticipate that our liquidity needs can be met through a variety of sources, including cash provided by operating activities, sale of marketable securities, borrowings through commercial paper and/or our syndicated credit facility and access to other debt markets and equity markets.
Certain of our financing arrangements contain non-financial covenants and we were in compliance with all applicable covenants as of March 31, 2011. None of our financing arrangements contain any financial covenants.
Cash flows
The following table summarizes our cash flow activity (in millions):

	Three months ended March 31,
	2011	2010
Net cash provided by operating activities	$1,030	$913
Net cash used in investing activities	(555)	(955)
Net cash used in financing activities	(2,496)	(576)
Operating
Cash provided by operating activities has been and is expected to continue to be our primary recurring source of funds. Cash provided by operating activities during the three months ended March 31, 2011 increased due primarily to the timing and amounts of payments to tax authorities offset partially by the impact of increased inventory related expenditures.

Investing
Cash used in investing activities during the three months ended March 31, 2011 was primarily for the acquisition of BioVex, net of cash acquired of $403 million, and for the three months ended March 31, 2010 was primarily for net purchases of marketable securities of $849 million. Capital expenditures during the three months ended March 31, 2011 and 2010 totaled $100 million and $94 million, respectively. Capital expenditures during the three months ended March 31, 2011 and 2010 were associated primarily with manufacturing capacity expansions in Puerto Rico and other site developments. We currently estimate 2011 spending on capital projects and equipment to be approximately $600 million.
Financing
In February 2011, the 2011 Convertible Notes became due and we repaid the $2.5 billion aggregate principal amount. See Note 8, Financing arrangements to the condensed consolidated financial statements for a further discussion of our long-term borrowings.
During the three months ended March 31, 2011, we did not repurchase any shares of our common stock. However, we had a net cash outflow of $14 million related to the settlement of shares of our common stock repurchased during the three months ended December 31, 2010. During the three months ended March 31, 2010, we repurchased 29.1 million shares of our common stock at a total cost of $1.7 billion, of which $1.6 billion represented a net cash outflow in the period.
Summary of Critical Accounting Policies
A discussion of our critical accounting policies is presented in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2010 and is supplemented with the accounting policy discussed below.
Valuation of assets and liabilities in connection with business combinations
We have acquired and continue to acquire intangible assets in connection with business combinations. These intangible assets consist primarily of technology associated with currently marketed human therapeutic products and IPR&D product candidates. Discounted cash flow models are typically used to determine the fair values of these intangible assets for purposes of allocating consideration paid to the net assets acquired in a business combination. These models require the use of significant estimates and assumptions, including, but not limited to:
•	determining the timing and expected costs to complete in-process projects taking into account the stage of completion at the acquisition date;
•	projecting the probability and timing of obtaining marketing approval from the FDA and other regulatory agencies for product candidates;
•	estimating future net cash flows from product sales resulting from completed products and in-process projects; and
•	developing appropriate discount rates to calculate the present values of the cash flows.
Significant estimates and assumptions are also required to determine the acquisition date fair values of contingent consideration obligations incurred in connection with a business combination. In addition, we must revalue these obligations each subsequent reporting period until the related contingencies are resolved and record changes in their fair values in earnings. The acquisition date fair values of contingent consideration obligations incurred in the acquisition of BioVex were determined using a combination of valuation techniques. Significant estimates and assumptions required for these valuations included, but were not limited to, the probability of achieving regulatory milestones, product sales projections under various scenarios and discount rates used to calculate the present value of the required payments. These estimates and assumptions are required to be updated in order to revalue these contingent consideration obligations each reporting period. Accordingly, subsequent changes in underlying facts and circumstances could result in changes in these estimates and assumptions, which could have a material impact on the estimated future fair values of these obligations.
We believe the fair values used to record intangible assets acquired and contingent consideration obligations incurred in connection with business combinations are based upon reasonable estimates and assumptions given the facts and circumstances as of the related valuation dates.

Item 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information about our market risk is disclosed in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and is incorporated herein by reference. There have been no material changes for the three months ended March 31, 2011 to the information provided in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.
Item 4.     CONTROLS AND PROCEDURES
We maintain “disclosure controls and procedures,” as such term is defined under Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in Amgen’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to Amgen’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, Amgen’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and, in reaching a reasonable level of assurance, Amgen’s management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation under the supervision and with the participation of our management, including Amgen’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Amgen’s disclosure controls and procedures. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2011.
Management determined that, as of March 31, 2011, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1.     LEGAL PROCEEDINGS
See Note 12, Contingencies and commitments to the condensed consolidated financial statements for a discussion which is limited to certain recent developments concerning our legal proceedings. These discussions should be read in conjunction with Note 19, Contingencies and commitments to our consolidated financial statements in Part IV of our Annual Report on Form 10-K for the year ended December 31, 2010.
Item 1A.     RISK FACTORS
This report and other documents we file with the SEC contain forward looking statements that are based on current expectations, estimates, forecasts and projections about us, our future performance, our business or others on our behalf, our beliefs and our management’s assumptions. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. You should carefully consider the risks and uncertainties facing our business. We have described the primary risks relating to our business in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and periodically update those risks for material developments. These risks are not the only ones facing us. Our business is also subject to the risks that affect many other companies, such as employment relations, general economic conditions, geopolitical events and international operations. Further, additional risks not currently known to us or that we currently believe are immaterial also may impair our business, operations, liquidity and stock price materially and adversely.
Below, we are providing, in supplemental form, the material changes to our risk factors that occurred during the past quarter. Our risk factors disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 provide additional disclosure and context for these supplemental risks for the first quarter 2011 and are incorporated herein by reference.
Our sales depend on coverage and reimbursement from third-party payers.
On March 16, 2011, CMS issued a PDM as part of its ongoing NCA for the treatment of CKD and dialysis-related anemia. In the PDM, CMS proposed that an NCD not be issued at that time. CMS solicited public comments on their proposal and indicated that they would respond to these comments and conclude the NCA process on or before June 16, 2011, but the conclusion may or may not be consistent with the PDM and CMS could still propose an NCD at some point in the future. Changes to the ESA label could affect CMS’s decision as to whether to proceed with an NCD or the contents of such NCD, and may also lead to other changes in reimbursement policies or practices, including CMS’s End Stage Renal Disease Quality Improvement Program (ESRD QIP) and/or bundled payment system for dialysis treatment.
Our current products and products in development cannot be sold if we do not maintain or gain regulatory approval.
We continue to work closely with the FDA to finalize ESA labeling changes that could further limit ESA treatment in CKD patients both on dialysis and not on dialysis.
Our ESA products continue to be under review and receive scrutiny by regulatory authorities.
We continue to work closely with the FDA to finalize ESA labeling changes that could further limit ESA treatment in CKD patients both on dialysis and not on dialysis. We also continue to cooperate with CMS in determining appropriate coverage and reimbursement for our ESAs. On March 16, 2011, CMS issued a PDM as part of its ongoing NCA for the treatment of CKD and dialysis-related anemia. In the PDM, CMS proposed that an NCD not be issued at that time. CMS solicited public comments on their proposal and indicated that they would respond to these comments and conclude the NCA process on or before June 16, 2011, but the conclusion may or may not be consistent with the PDM and CMS could still propose an NCD at some point in the future. Changes to the ESA label could affect CMS’s decision as to whether to proceed with an NCD or the contents of such NCD, and may also lead to other changes in reimbursement policies or practices, including CMS’s ESRD QIP and/or bundled payment system for dialysis treatment.
Our business may be affected by litigation and government investigations.
In March 2011, the U.S. Attorney’s Office of the Western District of Washington informed Amgen that the subject matter of its investigation would be transferred to the U.S. Attorney’s Office of the Eastern District of New York.

There can be no assurance that we will continue to declare cash dividends or repurchase stock.
On April 20, 2011, our Board of Directors adopted a dividend policy pursuant to which the Company would pay quarterly dividends on our common stock, and increased the total authorization for repurchases of our common stock to $7.2 billion. Whether we continue and the amount and timing of such dividends and/or stock repurchases are subject to capital availability and periodic determinations by our Board of Directors that cash dividends and/or stock repurchases are in the best interest of our stockholders and are in compliance with all respective laws and agreements of the Company applicable to the declaration and payment of cash dividends and the repurchase of stock. Future dividends and stock repurchases, their timing and amount, as well as the relative allocation of cash between dividends and stock repurchases, may be affected by, among other factors: our views on potential future capital requirements for strategic transactions, including acquisitions; debt service requirements; our credit rating; changes to applicable tax laws or corporate laws; and changes to our business model. In addition, the amount we spend and the number of shares we are able to repurchase under our stock repurchase program may further be affected by a number of other factors, including the stock price and blackout periods in which we are restricted from repurchasing shares. Our dividend payments and/or stock repurchases may change from time to time, and we cannot provide assurance that we will continue to declare dividends and/or repurchase stock in any particular amounts or at all. A reduction in or elimination of our dividend payments and/or stock repurchases could have a negative effect on our stock price.

Item 6.     EXHIBITS
Reference is made to the Index to Exhibits included herein.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Amgen Inc. (Registrant)
Date: May 10, 2011	By:	/s/ Jonathan M. Peacock
Jonathan M. Peacock
Executive Vice President and Chief Financial Officer

AMGEN INC.
INDEX TO EXHIBITS

Exhibit No.	Description
2.1*
Agreement and Plan of Merger, dated as of January 24, 2011, among BioVex Group, Inc., BioVex Limited, Amgen Inc., Andromeda Acquisition Corp. and Forbion 1 Management B.V. as the Stockholders’ Agent (with certain confidential information deleted therefrom).

2.2*
First Amendment to the Agreement and Plan of Merger, dated as of March 3, 2011, by and among BioVex Group, Inc., BioVex Limited, Amgen Inc., Andromeda Acquisition Corp. and Forbion 1 Management B.V. as the Stockholders’ Agent (with certain confidential information deleted therefrom).

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

3.6
Certificate of Correction of the Restated Certificate of Incorporation (As Corrected May 11, 2009). (Filed as an exhibit to Form 10-Q for the quarter ended June 30, 2009 on August 10, 2009 and incorporated herein by reference.)

3.7	Certificate of Correction of the Restated Certificate of Incorporation (As Corrected May 13, 2010). (Filed as an exhibit to Form 10-Q for the quarter ended June 30, 2010 on August 9, 2010.)

3.8	Amended and Restated Bylaws of Amgen Inc. (As Amended and Restated October 6, 2009). (Filed as an exhibit to Form 8-K filed on October 7, 2009 and incorporated herein by reference.)

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

4.4
Two Agreements of Resignation, Appointment and Acceptance in the same form as the previously filed Exhibit 4.3 hereto are omitted pursuant to instruction 2 to Item 601 of Regulation S-K. Each of these agreements, which are dated December 15, 2008, replaces the current trustee under the agreements listed as Exhibits 4.9 and 4.15, respectively, with Bank of New York Mellon. Amgen Inc. hereby agrees to furnish copies of these agreements to the Securities and Exchange Commission upon request.

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

4.8	Form of Liquid Yield Option™ Note due 2032. (Filed as an exhibit to Form 8-K on March 1, 2002 and incorporated herein by reference.)

4.9	Indenture, dated as of March 1, 2002. (Filed as an exhibit to Form 8-K on March 1, 2002 and incorporated herein by reference.)

4.10	First Supplemental Indenture, dated March 2, 2005. (Filed as an exhibit to Form 8-K filed on March 4, 2005 and incorporated herein by reference.)

Exhibit No.	Description
4.11	Indenture, dated as of August 4, 2003. (Filed as an exhibit to Form S-3 Registration Statement on August 4, 2003 and incorporated herein by reference.)

4.12	Form of 4.85% Senior Notes due 2014. (Filed as an exhibit to Form 8-K on November 19, 2004 and incorporated herein by reference.)

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

10.1+	Amgen Inc. 2009 Equity Incentive Plan. (Filed as Appendix A to Amgen Inc.’s Proxy Statement on March 26, 2009 and incorporated herein by reference.)

10.2+*	Form of Stock Option Agreement for the Amgen Inc. 2009 Equity Incentive Plan. (As Amended on March 2, 2011.)

10.3+*	Form of Restricted Stock Unit Agreement for the Amgen Inc. 2009 Equity Incentive Plan. (As Amended on March 2, 2011.)

10.4+
Amgen Inc. 2009 Performance Award Program. (As Amended and Restated on December 4, 2009.) (Filed as an exhibit to Form 10-K for the year ended December 31, 2009 on March 1, 2010 and incorporated herein by reference.)

10.5+*	Form of Performance Unit Agreement for the Amgen Inc. 2009 Performance Award Program. (As Amended on March 2, 2011.)

10.6+	Amgen Inc. 2009 Director Equity Incentive Program. (Filed as an exhibit to Form 8-K on May 8, 2009 and incorporated herein by reference.)

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

10.9+*	Amendment and Restatement of the Amgen Change of Control Severance Plan. (As Amended and Restated effective December 9, 2010 and subsequently amended effective March 2, 2011.)

Exhibit No.	Description
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

Exhibit No.	Description

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

10.36
Credit Agreement, dated November 2, 2007, among Amgen Inc., with Citicorp USA, Inc., as administrative agent, Barclays Bank PLC, as syndication agent, Citigroup Global Markets, Inc. and Barclays Capital, as joint lead arrangers and joint book runners, and the other banks party thereto. (Filed as an exhibit to Form 8-K filed on November 2, 2007 and incorporated herein by reference.)

10.37
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

10.38
Multi-product License Agreement with Respect to Japan between Amgen Inc. and Takeda Pharmaceutical Company Limited dated February 1, 2008 (with certain confidential information deleted therefrom). (Filed as an exhibit to Form 10-Q for the quarter ended March 31, 2008 on May 12, 2008 and incorporated herein by reference.)

10.39
License Agreement for motesanib diphosphate between Amgen Inc. and Takeda Pharmaceutical Company Limited dated February 1, 2008 (with certain confidential information deleted therefrom). (Filed as an exhibit to Form 10-Q for the quarter ended March 31, 2008 on May 12, 2008 and incorporated herein by reference.)

10.40
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

10.42	Master Services Agreement, dated October 22, 2008, between Amgen Inc. and International Business

Exhibit No.	Description

Machines Corporation (with certain confidential information deleted therefrom). (Filed as an exhibit to Form 10-K for the year ended December 31, 2008 on February 27, 2009 and incorporated herein by reference.)

10.43
Amendment, dated December 11, 2009, to Master Services Agreement, dated October 22, 2009, between Amgen Inc. and International Business Machines Corporation (with certain confidential information deleted therefrom). (Filed as an exhibit to Form 10-K for the year ended December 31, 2009 on March 1, 2010 and incorporated herein by reference.)

10.44
Amendment Number 6, dated September 23, 2010, to Master Services Agreement, dated October 22, 2009, between Amgen Inc. and International Business Machines Corporation (with certain confidential information deleted therefrom). (Filed as an exhibit to Form 10-Q for the quarter ended September 30, 2010 on November 8, 2010 and incorporated herein by reference.)

10.45
Integrated Facilities Management Services Agreement, dated February 4, 2009 between Amgen Inc. and Jones Lang LaSalle Americas, Inc. (with certain confidential information deleted therefrom). (Filed as an exhibit to Form 10-K for the year ended December 31, 2008 on February 27, 2009 and incorporated herein by reference.)

10.46
Collaboration Agreement dated July 27, 2009 between Amgen Inc. and Glaxo Group Limited, a wholly-owned subsidiary of GlaxoSmithKline plc (with certain confidential information deleted therefrom). (Filed as an exhibit to Form 10-Q for the quarter ended September 30, 2009 on November 6, 2009 and incorporated herein by reference.)

10.47
Expansion Agreement dated July 27, 2009 between Amgen Inc. and Glaxo Group Limited, a wholly-owned subsidiary of GlaxoSmithKline plc (with certain confidential information deleted therefrom). (Filed as an exhibit to Form 10-Q for the quarter ended September 30, 2009 on November 6, 2009 and incorporated herein by reference.)

10.48
Amendment Number 1, dated September 20, 2010, to Expansion Agreement dated July 27, 2009 between Amgen Inc. and Glaxo Group Limited, a wholly-owned subsidiary of GlaxoSmithKline plc (with certain confidential information deleted therefrom). (Filed as an exhibit to Form 10-Q for the quarter ended September 30, 2010 on November 8, 2010 and incorporated herein by reference.)

10.49
Underwriting Agreement, dated March 12, 2010, by and among the Company and Banc of America Securities LLC, Barclays Capital Inc. and Morgan Stanley & Co. Incorporated, as representatives of the several underwriters named therein. (Filed as an exhibit to Form 8-K on March 15, 2010 and incorporated herein by reference.)

10.50
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
(+  =  management contract or compensatory plan or arrangement)