Form 10-Q
period 2011-06-30
AMGEN INC
filed 2011-08-08
CIK 318154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☑
As of July 27, 2011, the registrant had 924,091,356 shares of common stock, $0.0001 par value, outstanding.

AMGEN INC.
INDEX

		Page No.
PART I - FINANCIAL INFORMATION		1
Item 1.	FINANCIAL STATEMENTS	1
	CONDENSED CONSOLIDATED STATEMENTS OF INCOME	1
	CONDENSED CONSOLIDATED BALANCE SHEETS	2
	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS	3
	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	4
Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	22
Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	36
Item 4.	CONTROLS AND PROCEDURES	36
PART II - OTHER INFORMATION		37
Item 1.	LEGAL PROCEEDINGS	37
Item 1A.	RISK FACTORS	37
Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	38
Item 5.	OTHER INFORMATION	38
Item 6.	EXHIBITS	38
SIGNATURES		39
INDEX TO EXHIBITS		40
Exhibit 10.9
Exhibit 10.15
EX-10.47
Exhibit 31
Exhibit 32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

i

PART I — FINANCIAL INFORMATION
Item 1.        FINANCIAL STATEMENTS
AMGEN INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share data)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenues:
Product sales	$3,893	$3,613	$7,511	$7,141
Other revenues	66	191	154	255

Total revenues	3,959	3,804	7,665	7,396

Operating expenses:
Cost of sales (excludes amortization of certain acquired intangible assets presented below)	602	553	1,166	1,061
Research and development	819	675	1,555	1,321
Selling, general and administrative	1,130	986	2,153	1,870
Amortization of certain acquired intangible assets	73	73	147	147
Other	3	—	19	(1)

Total operating expenses	2,627	2,287	5,040	4,398

Operating income	1,332	1,517	2,625	2,998

Interest expense, net	122	147	257	292
Interest and other income, net	129	94	277	178

Income before income taxes	1,339	1,464	2,645	2,884

Provision for income taxes	169	262	350	515

Net income	$1,170	$1,202	$2,295	$2,369

Earnings per share:
Basic	$1.26	$1.25	$2.47	$2.44
Diluted	$1.25	$1.25	$2.45	$2.43

Shares used in calculation of earnings per share:
Basic	927	959	930	970
Diluted	935	964	938	976
See accompanying notes.

AMGEN INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share data)
(Unaudited)

	June 30,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$5,998	$3,287
Marketable securities	13,174	14,135
Trade receivables, net	2,713	2,335
Inventories	2,230	2,022
Other current assets	1,366	1,350

Total current assets	25,481	23,129

Property, plant and equipment, net	5,516	5,522
Intangible assets, net	2,782	2,230
Goodwill	11,794	11,334
Other assets	1,363	1,271

Total assets	$46,936	$43,486

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$870	$716
Accrued liabilities	3,629	3,366
Current portion of convertible notes	83	2,488

Total current liabilities	4,582	6,570

Convertible notes	2,279	2,296
Other long-term debt	11,568	8,578
Other non-current liabilities	2,893	2,098

Contingencies and commitments

Stockholders’ equity:
Common stock and additional paid-in capital; $0.0001 par value; 2,750 shares authorized; outstanding - 924 shares in 2011 and 932 shares in 2010	27,514	27,299
Accumulated deficit	(1,945)	(3,508)
Accumulated other comprehensive income	45	153

Total stockholders’ equity	25,614	23,944

Total liabilities and stockholders’ equity	$46,936	$43,486

See accompanying notes.

AMGEN INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six months ended
	June 30,
	2011	2010
Cash flows from operating activities:
Net income	$2,295	$2,369
Depreciation and amortization	534	503
Stock-based compensation expense	174	166
Other items, net	(36)	72
Changes in operating assets and liabilities, net of acquisitions:
Trade receivables, net	(369)	(99)
Inventories	(194)	120
Other current assets	51	(129)
Accounts payable	121	148
Accrued income taxes	25	(297)
Other accrued liabilities	(35)	(376)

Net cash provided by operating activities	2,566	2,477

Cash flows from investing activities:
Purchases of property, plant and equipment	(223)	(271)
Cash paid for acquisitions, net of cash acquired	(701)	—
Purchases of marketable securities	(13,207)	(7,607)
Proceeds from sales of marketable securities	14,019	5,246
Proceeds from maturities of marketable securities	408	290
Other	(5)	(48)

Net cash provided by (used in) investing activities	291	(2,390)

Cash flows from financing activities:
Repayment of debt	(2,500)	—
Repurchases of common stock	(745)	(2,300)
Net proceeds from issuance of debt	2,973	989
Other	126	52

Net cash used in financing activities	(146)	(1,259)

Increase (decrease) in cash and cash equivalents	2,711	(1,172)

Cash and cash equivalents at beginning of period	3,287	2,884

Cash and cash equivalents at end of period	$5,998	$1,712

See accompanying notes.

AMGEN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
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
Basis of presentation
The financial information for the three and six months ended June 30, 2011 and 2010 is unaudited but includes all adjustments (consisting of only normal recurring adjustments, unless otherwise indicated), which Amgen considers necessary for a fair presentation of its condensed consolidated results of operations for those periods. Interim results are not necessarily indicative of results for the full fiscal year.
The condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and the notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2010 and our Quarterly Report on Form 10-Q for the period ended March 31, 2011.
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
Revenue recognition for arrangements with multiple-deliverables
From time to time, we enter into arrangements for the research and development (R&D), manufacture and/or commercialization of products and product candidates. These arrangements may require us to deliver various rights, services and/or goods across the entire life cycle of a product or product candidate, including (i) intellectual property rights/licenses, (ii) R&D services, (iii) manufacturing services and/or (iv) commercialization services. The underlying terms of these arrangements generally provide for consideration to Amgen in the form of non-refundable upfront license payments, R&D and commercial performance milestone payments, cost sharing and/or royalty payments.
In October 2009, a new accounting standard was issued that amends the guidance on the accounting for arrangements involving the delivery of more than one element. This standard addresses the determination of the unit(s) of accounting for multiple-element arrangements and how the arrangement’s consideration should be allocated to each unit of accounting. The Company adopted this new accounting standard on a prospective basis for all multiple-element arrangements entered into on or after January 1, 2011 and for any multiple-element arrangements that were entered into prior to January 1, 2011 but materially modified on or after January 1, 2011.
Pursuant to the new standard, each required deliverable is evaluated to determine if it qualifies as a separate unit of accounting. For Amgen this determination is generally based on whether the deliverable has “stand-alone value” to the customer. The arrangement’s consideration is then allocated to each separate unit of accounting based on the relative selling price of each deliverable. The estimated selling price of each deliverable is determined using the following hierarchy of values: (i) vendor-specific objective evidence of fair value, (ii) third-party evidence of selling price, and (iii) best estimate of selling price (BESP). The BESP reflects our best estimate of what the selling price would be if the deliverable was regularly sold by us on a stand-alone basis. We expect, in general, to use the BESP for allocating consideration to each deliverable. In general, the consideration allocated to each unit

AMGEN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
of accounting is then recognized as the related goods or services are delivered, limited to the consideration that is not contingent upon future deliverables.
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
The adoption of this accounting standard did not have a material impact on our condensed consolidated results of operations for the three and six months ended June 30, 2011 or financial position as of June 30, 2011. Our consolidated results of operations for the year ended December 31, 2010 or financial position as of December 31, 2010 also would not have been materially impacted if the accounting standard had been adopted on January 1, 2010.
Inventories
Inventories are stated at the lower of cost or market. Cost, which includes amounts related to materials, labor and overhead, is determined in a manner which approximates the first-in, first-out method. Cost also includes the recently enacted Puerto Rico excise tax related to our manufacturing operations in Puerto Rico. The Company capitalizes inventories produced in preparation for product launches when the related product candidates are considered to have a high probability of regulatory approval and the related costs are expected to be recoverable through the products’ commercialization.
Property, plant and equipment, net
Property, plant and equipment is recorded at historical cost, net of accumulated depreciation and amortization of $5.5 billion and $5.2 billion as of June 30, 2011 and December 31, 2010, respectively.
Business combinations
Business combinations are accounted for using the acquisition method of accounting. Under the acquisition method, assets acquired, including in-process research and development (IPR&D) projects, and liabilities assumed are recorded at their respective fair values as of the acquisition date in our condensed consolidated financial statements. The excess of the fair value of consideration transferred over the fair value of the net assets acquired is recorded as goodwill. Contingent consideration obligations incurred in connection with a business combination are recorded at their fair values on the acquisition date. We revalue these obligations each subsequent reporting period until the related contingencies are resolved and record changes in their fair values in earnings. See Note 2, Acquisitions and Note 10, Fair value measurement.

AMGEN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Recent accounting pronouncements
In May 2011, a new accounting standard was issued that amends certain fair value measurement principles, clarifies the application of existing fair value measurement requirements and requires additional disclosures regarding fair value. This new standard is required to be applied prospectively beginning in 2012. The Company is currently evaluating the effect this new accounting standard will have on its consolidated financial statements.
In June 2011, a new accounting standard was issued that amends the disclosure requirements for the presentation of other comprehensive income (OCI) in the financial statements, including the elimination of the option to present OCI in the statement of stockholders’ equity. OCI and its components will be required to be presented for both interim and annual periods in a single financial statement, the statement of comprehensive income, or in two separate but consecutive financial statements, consisting of a statement of income followed by a separate statement of OCI. In addition, items that are reclassified from OCI to net income must be presented on the face of the financial statement(s), if material. This new standard is required to be applied retrospectively beginning in 2012.
2. Acquisitions
BioVex Group, Inc.
On March 4, 2011, we acquired all of the outstanding stock of BioVex Group, Inc. (BioVex), a privately held biotechnology company developing treatments for cancer and the prevention of infectious disease, including OncoVEXGM-CSF (talimogene laherparepvec), a novel oncolytic vaccine in phase 3 clinical development for the treatment of melanoma and head and neck cancer. This transaction, which was accounted for as a business combination, provides us with an opportunity to expand our efforts to bring novel therapeutics to market. Upon its acquisition, BioVex became a wholly owned subsidiary of Amgen, and accordingly, its operations have been included in our condensed consolidated financial statements commencing on the acquisition date.
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
In connection with this acquisition, we are obligated to make additional payments to the former shareholders of BioVex of up to $575 million contingent upon the achievement of certain regulatory and sales milestones with regard to OncoVEXGM-CSF, including the filing of a Biologics License Application (BLA) with the U.S. Food and Drug Administration (FDA), the first commercial sale in each of the United States and the European Union (EU) following receipt of marketing approval, which includes use of the product in specified patient populations, and upon achieving specified levels of sales. The estimated aggregate fair value of the contingent consideration obligations as of the acquisition date of $190 million was determined using a combination of valuation techniques. The contingent consideration obligations to make regulatory milestone payments were valued based on assumptions regarding the probability of achieving the milestones and making the related payments with such amounts discounted to present value. The contingent consideration obligations to make sales milestone payments were valued based on assumptions regarding the probability of achieving specified product sales thresholds to determine the required payments with such amounts discounted to present value.

AMGEN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
The excess of the acquisition date consideration over the fair values assigned to the assets acquired and the liabilities assumed of $170 million was recorded as goodwill, which is not deductible for tax purposes. Goodwill is attributable primarily to the deferred tax consequences of acquired IPR&D recorded for financial statement purposes.
The amounts recorded for acquired IPR&D intangible assets and tax-related liabilities are preliminary. The amounts will be finalized upon collection of the appropriate information with respect to the BioVex intercompany arrangements related to the acquired IPR&D and the tax impacts thereof.
Other acquisitions
During the three months ended June 30, 2011, we acquired the businesses described below which were accounted for as business combinations, and accordingly, their operations have been included in our condensed consolidated financial statements commencing on their respective acquisition dates.
On April 7, 2011, we acquired all of the outstanding stock of Laboratorio Quimico Farmaceutico Bergamo Ltda (Bergamo), a privately-held Brazilian pharmaceutical company. Upon its acquisition, Bergamo became a wholly owned subsidiary of Amgen.
On May 16, 2011, we acquired a manufacturing facility in Dun Laoghaire, Ireland from Pfizer (Dun Laoghaire). Under the terms of the agreement, most staff at the facility became Amgen employees, and we will manufacture certain products for Pfizer at the facility for an interim period.
On June 15, 2011, we reacquired rights to distribute certain of our products in the Brazilian pharmaceutical market upon the acquisition of certain business operations from Hypermarcas.
The aggregate acquisition date consideration for these businesses was approximately $453 million, comprised primarily of cash paid to the former owners of the businesses. The aggregate acquisition date consideration was allocated to: (i) goodwill of $290 million, (ii) property, plant and equipment of $99 million, (iii) amortizable intangible assets, comprised primarily of licenses to distribute products and customer contracts of $65 million, and (iv) other liabilities, net of $1 million. The purchase price allocations for the Bergamo and Hypermarcas transactions are preliminary and will be finalized upon collection of information regarding the fair values of assets and liabilities acquired. Goodwill resulting from these acquisitions is primarily attributable to the benefits of immediate, direct access to the Brazilian pharmaceutical market to expedite our international expansion efforts and geographic diversification to assist in risk mitigation efforts related to our manufacturing operations.
Pro forma supplemental condensed consolidated results of operations assuming the acquisitions of BioVex, Bergamo, Dun Laoghaire and Hypermarcas occurred on January 1, 2010 is not provided as the impact would not be material to our condensed consolidated results of operations either individually or in the aggregate.

AMGEN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
3. Income taxes
The effective tax rates for the three and six months ended June 30, 2011 and 2010 are different from the statutory rates primarily as a result of indefinitely invested earnings of our foreign operations. We do not provide for U.S. income taxes on undistributed earnings of our foreign operations that are intended to be invested indefinitely outside the United States. The effective tax rates for the three and six months ended June 30, 2011 were further reduced by foreign tax credits associated with the new Puerto Rico excise tax.
Commencing January 1, 2011, Puerto Rico imposes a temporary excise tax on the purchase of goods and services from a related manufacturer in Puerto Rico. This excise tax is currently scheduled to expire in 2016. We account for the excise tax as a manufacturing cost that is capitalized in inventory and expensed in cost of sales when the related products are sold. For U.S. income tax purposes, a significant portion of the excise tax results in tax credits that are recognized in our provision for income taxes when the excise tax is paid. Our effective tax rates for the three and six months ended June 30, 2011 would have been 18.4% and 18.6%, respectively, without the impact of the tax credits associated with the new Puerto Rico excise tax.
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
The Internal Revenue Service (IRS) is currently examining our U.S. income tax returns for the years ended December 31, 2007, 2008 and 2009. As of June 30, 2011, the Company and the IRS have agreed to certain transfer pricing adjustments for the year ended December 31, 2009 and the Company has, accordingly, adjusted its liability for unrecognized tax benefits (UTBs) as discussed below. The remainder of this examination is expected to be completed in 2012.
During the three and six months ended June 30, 2011, the gross amount of our UTBs increased by approximately $70 million and $142 million, respectively, as a result of tax positions taken during the current year. During the six months ended June 30, 2011, the gross amount of our UTBs decreased by approximately $201 million as a result of resolving certain transfer pricing matters related to a prior year. Substantially all of the UTBs as of June 30, 2011, if recognized, would affect our effective tax rate.

AMGEN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
4. Earnings per share
The computation of basic earnings per share (EPS) is based upon the weighted-average number of our common shares outstanding. The computation of diluted EPS is based upon the weighted-average number of our common shares and dilutive potential common shares outstanding. Dilutive potential common shares outstanding principally include: shares that may be issued under our stock option, restricted stock and performance unit awards; our 2011 Convertible Notes while they were outstanding (see Note 8, Financing arrangements) and 2013 Convertible Notes, as discussed below; and our outstanding warrants (collectively “dilutive securities”). The convertible note hedges purchased in connection with the issuance of our convertible notes are excluded from the calculation of diluted EPS as their impact is always anti-dilutive.
Upon conversion of our convertible notes, the principal amount would be settled in cash and the excess of the conversion value, as defined, over the principal amount may be settled in cash and/or shares of our common stock. Therefore, only the shares of our common stock potentially issuable with respect to the excess of the notes’ conversion value over their principal amount, if any, are considered as dilutive potential common shares for purposes of calculating diluted EPS. For the three and six months ended June 30, 2011 and 2010, the conversion values for our convertible notes were less than the related principal amounts and, accordingly, no shares were assumed to be issued for purposes of computing diluted EPS.
The computation for basic and diluted EPS was as follows (in millions, except per share data):

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Income (Numerator):
Net income for basic and diluted EPS	$1,170	$1,202	$2,295	$2,369

Shares (Denominator):
Weighted-average shares for basic EPS	927	959	930	970
Effect of dilutive securities	8	5	8	6

Weighted-average shares for diluted EPS	935	964	938	976

Basic EPS	$1.26	$1.25	$2.47	$2.44
Diluted EPS	$1.25	$1.25	$2.45	$2.43
For the three and six months ended June 30, 2011, there were employee stock options, calculated on a weighted average basis, to purchase 31 million and 35 million shares of our common stock, respectively, with exercise prices greater than the average market prices of our common stock for these periods that are not included in the computation of diluted EPS as their impact would have been anti-dilutive. For the three and six months ended June 30, 2010, there were employee stock options, calculated on a weighted average basis, to purchase 46 million and 43 million shares of our common stock, respectively, with exercise prices greater than the average market prices of our common stock for these periods that are not included in the computation of diluted EPS as their impact would have been anti-dilutive. In addition, shares of our common stock which may be issued upon exercise of our warrants are not included in the computation of diluted EPS for any of the periods presented above as their impact would have been anti-dilutive.

AMGEN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
5. Cost savings initiatives
Manufacturing operations at Fremont, California
As part of continuing efforts to optimize our network of manufacturing facilities and improve cost efficiencies, on January 18, 2011, we entered into an agreement whereby Boehringer Ingelheim (BI) agreed to acquire all of our rights in and substantially all assets at our manufacturing operations located in Fremont, California. The transaction was approved by Amgen’s Board of Directors in December 2010 and closed in March 2011. In connection with the closing of this transaction, BI has assumed our obligations under the facility’s operating lease agreements and has entered into an agreement to manufacture certain quantities of our marketed product Vectibix®, for us at this facility through December 31, 2012 (the “supply agreement”).
Due to the lack of sufficient initial investment by BI in the acquisition of this facility and our ongoing involvement with these operations, the transaction did not meet the accounting requirements to be treated as a sale involving real estate. As a result, the related assets will continue to be carried on our Condensed Consolidated Balance Sheet.
We considered this transaction with BI to be a potential indicator of impairment and, accordingly, we performed an impairment analysis of the carrying values of the related fixed assets as of December 31, 2010. Based on this analysis, we determined that no future economic benefit would be received from a manufacturing line at the facility that had not yet been completed. As a result, we wrote off its entire carrying value, which aggregated $118 million during the three months ended December 31, 2010.
The carrying values of the remaining fixed assets, aggregating approximately $133 million, were determined to be fully recoverable. However, as a result of this transaction, we reduced the estimated remaining useful lives of these fixed assets to coincide with the period covered by the supply agreement. During the three and six months ended June 30, 2011, we recorded incremental depreciation in excess of what otherwise would have been recorded of approximately $11 million and $21 million, respectively. These amounts are included in Cost of sales (excludes amortization of certain acquired intangible assets presented below) in the Condensed Consolidated Statements of Income. In addition, due to the assignment to BI of the obligations under certain of the facility’s operating leases, we recorded charges of approximately $12 million and $23 million during the three and six months ended June 30, 2011, respectively, with respect to the lease period beyond the end of the supply agreement. These amounts are recorded in Cost of sales (excludes amortization of certain acquired intangible assets presented below) in the Condensed Consolidated Statements of Income.
Other
As part of continuing efforts to improve cost efficiencies in our manufacturing operations, we also recorded certain charges aggregating $11 million during the six months ended June 30, 2011 which are included in Other operating expenses in the Condensed Consolidated Statement of Income.

AMGEN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
6. Available-for-sale investments
The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair values of available-for-sale investments by type of security were as follows (in millions):

		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
Type of security as of June 30, 2011	cost	gains	losses	value
U.S. Treasury securities	$2,896	$13	$(2)	$2,907
Other government related debt securities:
Obligations of U.S. government agencies and FDIC guaranteed bank debt	1,537	22	—	1,559
Foreign and other	795	17	—	812
Corporate debt securities:
Financial	2,887	61	(4)	2,944
Industrial	2,963	77	(4)	3,036
Other	342	12	—	354
Mortgage and asset backed securities	1,541	7	(4)	1,544
Money market mutual funds	5,677	—	—	5,677
Other short-term interest bearing securities	157	—	—	157

Total debt security investments	18,795	209	(14)	18,990
Equity securities	52	—	(5)	47

	$18,847	$209	$(19)	$19,037

		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
Type of security as of December 31, 2010	cost	gains	losses	value
U.S. Treasury securities	$5,044	$50	$(14)	$5,080
Other government related debt securities:
Obligations of U.S. government agencies and FDIC guaranteed bank debt	2,158	51	(1)	2,208
Foreign and other	837	16	(1)	852
Corporate debt securities:
Financial	2,252	53	(9)	2,296
Industrial	2,441	71	(5)	2,507
Other	307	10	(1)	316
Mortgage and asset backed securities	841	5	(5)	841
Money market mutual funds	3,030	—	—	3,030
Other short-term interest bearing securities	147	—	—	147

Total debt security investments	17,057	256	(36)	17,277
Equity securities	50	—	(2)	48

	$17,107	$256	$(38)	$17,325

AMGEN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The fair values of available-for-sale investments by classification in the Condensed Consolidated Balance Sheets were as follows (in millions):

	June 30,	December 31,
Classification in the Condensed Consolidated Balance Sheets	2011	2010
Cash and cash equivalents	$5,816	$3,142
Marketable securities	13,174	14,135
Other assets — noncurrent	47	48

	$19,037	$17,325

Cash and cash equivalents in the table above excludes cash of $182 million and $145 million as of June 30, 2011 and December 31, 2010, respectively.
The fair values of available-for-sale debt security investments by contractual maturity were as follows (in millions):

	June 30,	December 31,
Contractual maturity	2011	2010
Maturing in one year or less	$6,609	$4,118
Maturing after one year through three years	6,138	6,736
Maturing after three years through five years	5,168	5,812
Maturing after five years	1,075	611

Total debt security investments	$18,990	$17,277

For the three months ended June 30, 2011 and 2010, realized gains totaled $48 million and $36 million, respectively, and realized losses totaled $5 million and $2 million, respectively. For the six months ended June 30, 2011 and 2010, realized gains totaled $137 million and $58 million, respectively, and realized losses totaled $13 million and $3 million, respectively. The cost of securities sold is based on the specific identification method.
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
We review our available-for-sale investments for other-than-temporary declines in fair value below our cost basis each quarter and whenever events or changes in circumstances indicate that the cost basis of an asset may not be recoverable. This evaluation is based on a number of factors, including the length of time and extent to which the fair value has been below our cost basis and adverse conditions related specifically to the security, including any changes to the credit rating of the security by a rating agency. As of June 30, 2011 and December 31, 2010, we believe the cost bases for our available-for-sale investments were recoverable in all material respects.
7. Inventories
Inventories consisted of the following (in millions):

	June 30,	December 31,
	2011	2010
Raw materials	$157	$128
Work in process	1,553	1,382
Finished goods	520	512

	$2,230	$2,022

AMGEN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8. Financing arrangements
The carrying values and the fixed contractual coupon rates of our borrowings under our various financing arrangements were as follows (dollar amounts in millions):

	June 30,	December 31,
	2011	2010
0.125% convertible notes due 2011 (2011 Convertible Notes)	$—	$2,488
0.375% convertible notes due 2013 (2013 Convertible Notes)	2,279	2,213
5.65% notes due 2042 (2042 Notes)	1,244	—
5.85% notes due 2017 (2017 Notes)	1,099	1,099
4.85% notes due 2014 (2014 Notes)	1,000	1,000
5.70% notes due 2019 (2019 Notes)	998	998
4.10% notes due 2021 (2021 Notes)	997	—
6.40% notes due 2039 (2039 Notes)	996	996
6.375% notes due 2037 (2037 Notes)	899	899
3.45% notes due October 2020 (October 2020 Notes)	897	897
2.30% notes due 2016 (2016 Notes)	748	—
5.75% notes due 2040 (2040 Notes)	697	696
4.95% notes due 2041 (2041 Notes)	595	595
6.15% notes due 2018 (2018 Notes)	499	499
6.90% notes due 2038 (2038 Notes)	499	499
4.50% notes due March 2020 (March 2020 Notes)	300	300
Other notes including our zero coupon convertible notes	183	183

Total borrowings	13,930	13,362
Less current portion	(83)	(2,488)

Total non-current debt	$13,847	$10,874

The holders of our zero coupon convertible notes due in 2032 have the right to put the debt to us for repayment on March 1, 2012. Accordingly the debt is classified as a current liability as of June 30, 2011.
Debt repayments
In February 2011, the 2011 Convertible Notes became due, and we repaid the $2.5 billion aggregate principal amount. As these convertible notes were cash settleable, the debt and equity components of these notes were bifurcated and accounted for separately. The discounted carrying value of the debt component resulting from the bifurcation was accreted back to the principal amount over the period the notes were outstanding. The total aggregate amount repaid, including the amount related to the debt discount of $643 million resulting from the bifurcation, is included in Cash flows from financing activities in the Condensed Consolidated Statement of Cash Flows.
Warrants to acquire approximately 31.3 million shares of our common stock that were issued concurrent with the issuance of the 2011 Convertible Notes expired in May 2011.
Debt issuances
In June 2011, we issued $750 million principal amount of notes due in 2016 (the 2016 Notes), $1.0 billion principal amount of notes due in 2021 (the 2021 Notes) and $1.25 billion principal amount of notes due in 2042 (the 2042 Notes) in a registered offering. The 2016 Notes, 2021 Notes and 2042 Notes pay interest at fixed annual rates of 2.30%, 4.10% and 5.65%, respectively. These notes may be redeemed at any time at our option, in whole or in part, at the principal amount of the notes being redeemed plus accrued interest and a “make-whole” amount, as defined. In the event of a change in control triggering event, as defined, we may be required to purchase all or a portion of these notes at a price equal to 101% of the principal amount of the notes plus accrued interest. Debt issuance costs incurred in connection with the issuance of this debt totaling approximately $17 million are being amortized over the respective lives of the notes, and the related charge is included in Interest expense, net in the Condensed Consolidated Statements of Income.

AMGEN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Shelf registration statement
In March 2011, we filed a shelf registration statement with the U.S. Securities and Exchange Commission (SEC) to replace an existing shelf registration statement that was scheduled to expire in April 2011. This shelf registration allows us to issue an unspecified amount of: debt securities; common stock; preferred stock; warrants to purchase debt securities, common stock, preferred stock or depository shares; rights to purchase common stock or preferred stock; securities purchase contracts; securities purchase units; and depository shares. Under this registration statement, all of the securities available for issuance may be offered from time to time with terms to be determined at the time of issuance. This shelf registration expires in March 2014.
9. Stockholders’ equity
Stock repurchase program
Activity under our stock repurchase program was as follows (in millions):

	2011		2010
	Shares	Dollars	Shares	Dollars
First quarter	—	$—	29.1	$1,684
Second quarter	12.9	732	10.3	616

	12.9	$732	39.4	$2,300

In December 2009, the Board of Directors authorized us to repurchase up to $5.0 billion of our common stock and in April 2011, the Board of Directors authorized us to repurchase up to an additional $5.0 billion of our common stock. A total of $6.4 billion remains available as of June 30, 2011.
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

AMGEN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The fair value of each major class of the Company’s financial assets and liabilities measured at fair value on a recurring basis was as follows (in millions):

	Quoted prices in	Significant	Significant
	active markets for	other observable	unobservable
Fair value measurement	identical assets	inputs	inputs
as of June 30, 2011 using:	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Available-for-sale securities:
U.S. Treasury securities	$2,907	$—	$—	$2,907
Other government related debt securities:
Obligations of U.S. government agencies and FDIC guaranteed bank debt	—	1,559	—	1,559
Foreign and other	—	812	—	812
Corporate debt securities:
Financial	—	2,944	—	2,944
Industrial	—	3,036	—	3,036
Other	—	354	—	354
Mortgage and asset backed securities	—	1,544	—	1,544
Money market mutual funds	5,677	—	—	5,677
Other short-term interest bearing securities	—	157	—	157
Equity securities	47	—	—	47
Derivatives:
Foreign currency contracts	—	50	—	50
Interest rate swap contracts	—	232	—	232

Total assets	$8,631	$10,688	$—	$19,319

Liabilities:
Derivatives:
Foreign currency contracts	$—	$170	$—	$170
Contingent consideration obligations in connection with a business combination	—	—	192	192

Total liabilities	$—	$170	$192	$362

	Quoted prices in	Significant	Significant
	active markets for	other observable	unobservable
Fair value measurement	identical assets	inputs	inputs
as of December 31, 2010 using:	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Available-for-sale securities:
U.S. Treasury securities	$5,080	$—	$—	$5,080
Other government related debt securities:
Obligations of U.S. government agencies and FDIC guaranteed bank debt	—	2,208	—	2,208
Foreign and other	—	852	—	852
Corporate debt securities:
Financial	—	2,296	—	2,296
Industrial	—	2,507	—	2,507
Other	—	316	—	316
Mortgage and asset backed securities	—	841	—	841
Money market mutual funds	3,030	—	—	3,030
Other short-term interest bearing securities	—	147	—	147
Equity securities	48	—	—	48
Derivatives:
Foreign currency contracts	—	154	—	154
Interest rate swap contracts	—	195	—	195

Total assets	$8,158	$9,516	$—	$17,674

Liabilities:
Derivatives:
Foreign currency contracts	$—	$103	$—	$103

Total liabilities	$—	$103	$—	$103

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
Substantially all of our foreign currency forward and option derivatives contracts have maturities of three years or less and all are entered into with counterparties that have a minimum credit rating of “A-” or equivalent by S&P, Moody’s or Fitch. We estimate the fair value of these contracts taking into consideration valuations obtained from a third-party valuation service that utilizes an income-based industry standard valuation model for which all significant inputs are observable, either directly or indirectly. These inputs include quoted foreign currency spot rates, forward points, London Interbank Offered Rate (LIBOR) and swap curves and obligor credit default swap rates. In addition, inputs for our foreign currency option contracts also include implied volatility measures. These inputs, where applicable, are at commonly quoted intervals. As of June 30, 2011 and December 31, 2010, we had open foreign currency forward contracts with notional amounts of $3.7 billion and $3.2 billion, respectively, and open foreign currency option contracts with notional amounts of $232 million and $398 million, respectively, that were primarily euro based and were designated as cash flow hedges. In addition, as of June 30, 2011 and December 31, 2010, we had $972 million and $670 million, respectively, of open foreign currency forward contracts to reduce exposure to fluctuations in value of certain assets and liabilities denominated in foreign currencies that were primarily euro based and that were not designated as hedges. (See Note 11, Derivative instruments.)
Our interest rate swap contracts are entered into with counterparties that have a minimum credit rating of “A-” or equivalent by S&P, Moody’s or Fitch. We estimate the fair value of these contracts using an income-based industry standard valuation model for which all significant inputs are observable either directly or indirectly. These inputs include LIBOR and swap curves and obligor credit default swap rates. We had interest rate swap agreements with an aggregate notional amount of $3.6 billion as of June 30, 2011 and December 31, 2010 that were designated as fair value hedges. (See Note 11, Derivative instruments.)
Contingent consideration obligations in connection with a business combination were incurred as a result of our acquisition of BioVex in March 2011. The fair value measurements of these obligations are based on significant unobservable inputs, and accordingly, such amounts are considered Level 3 measurements. The fair values of these obligations from the acquisition date through June 30, 2011 increased by $2 million, and the resulting expense was recorded in Other operating expenses in the Condensed Consolidated Statements of Income. For a description of the valuation methodology and related assumptions used to estimate the fair values of these obligations, see Note 2, Acquisitions.
There have been no transfers of assets or liabilities between the fair value measurement levels and there were no material remeasurements to fair value during the six months ended June 30, 2011 and 2010 of assets and liabilities that are not measured at fair value on a recurring basis.

AMGEN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Summary of the fair value of other financial instruments
Short-term assets and liabilities
The estimated fair values of cash equivalents, accounts receivable and accounts payable approximate their carrying values due to the short-term nature of these financial instruments.
Borrowings
We estimate the fair value of our convertible notes using an income-based industry standard valuation model for which all significant inputs are observable either directly or indirectly, including benchmark yields adjusted for our credit risk (Level 2). The fair value of our convertible notes exclude their equity components and represent only the liability components of these instruments as their equity components are included in Common stock and additional paid-in capital in the Condensed Consolidated Balance Sheets. We estimate the fair value of our other long-term notes taking into consideration indicative prices obtained from a third party financial institution that utilizes industry standard valuation models, including both income and market based approaches, for which all significant inputs are observable, either directly or indirectly. These inputs include reported trades and broker/dealer quotes of the same or similar securities, credit spreads, benchmark yields and other observable inputs (Level 2). As of June 30, 2011 and December 31, 2010, the aggregate fair value of our debt was $15.2 billion and $14.5 billion, respectively, and the carrying value was $13.9 billion and $13.4 billion, respectively.
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
Cash flow hedges
We are exposed to possible changes in values of certain anticipated foreign currency cash flows resulting from changes in foreign currency exchange rates, associated primarily with our international product sales denominated in euros. Increases or decreases in the cash flows associated with our international product sales due to movements in foreign currency exchange rates are partially offset by the corresponding increases and decreases in our international operating expenses resulting from these foreign currency exchange rate movements. To further reduce our exposure to foreign currency exchange rate fluctuations on our international product sales, we enter into foreign currency forward and option contracts to hedge a portion of our projected international product sales primarily over a three-year time horizon with, at any given point in time, a higher percentage of nearer term projected product sales being hedged than successive periods. As of June 30, 2011 and December 31, 2010, we had open foreign currency forward contracts with notional amounts of $3.7 billion and $3.2 billion, respectively, and open foreign currency option contracts with notional amounts of $232 million and $398 million, respectively. These foreign currency forward and option contracts, primarily euro based, have been designated as cash flow hedges, and accordingly, the effective portion of the unrealized gains and losses on these contracts are reported in Accumulated Other Comprehensive Income (AOCI) in the Condensed Consolidated Balance Sheets and reclassified to earnings in the same periods during which the hedged transactions affect earnings.
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

AMGEN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The effective portion of the unrealized gain/(loss) recognized in OCI for our cash flow hedge contracts was as follows (in millions):

	Three months ended		Six months ended
	June 30,		June 30,
Derivatives in cash flow hedging relationships	2011	2010	2011	2010
Foreign currency contracts	$(21)	$224	$(218)	$399
Forward interest rate contracts	—	—	—	—

Total	$(21)	$224	$(218)	$399

The location in the Condensed Consolidated Statements of Income and the effective portion of the loss reclassified from AOCI into earnings for our cash flow hedge contracts was as follows (in millions):

		Three months ended		Six months ended
		June 30,		June 30,
Derivatives in cash flow hedging relationships	Statements of Income location	2011	2010	2011	2010
Foreign currency contracts	Product sales	$(33)	$21	$(41)	$15
Forward interest rate contracts	Interest expense, net	—	—	—	—

Total		$(33)	$21	$(41)	$15

No portions of our cash flow hedge contracts are excluded from the assessment of hedge effectiveness and the ineffective portions of these hedging instruments were approximately $1 million of expense for both the three and six months ended June 30, 2011. The ineffective portions of these hedging instruments were approximately $1 million of income for both the three and six months ended June 30, 2010. As of June 30, 2011, the amounts expected to be reclassified from AOCI into earnings over the next 12 months are approximately $96 million of losses on foreign currency forward and option contracts and approximately $1 million of losses on forward interest rate contracts.
Fair value hedges
To achieve a desired mix of fixed and floating interest rate debt, we have entered into interest rate swap agreements, which qualify and have been designated as fair value hedges. The terms of these interest rate swap agreements correspond to the related hedged debt instruments and effectively convert a fixed interest rate coupon to a floating LIBOR-based coupon over the lives of the respective notes. The rates on these swaps range from LIBOR plus 0.3% to LIBOR plus 2.6%. We had interest rate swap agreements with aggregate notional amounts of $3.6 billion as of June 30, 2011 and December 31, 2010, respectively. The interest rate swap agreements as of June 30, 2011 and December 31, 2010 were for our notes due in 2014, 2017, 2018 and 2019. For derivative instruments that are designated and qualify as a fair value hedge, the unrealized gain or loss on the derivative resulting from the change in fair value during the period as well as the offsetting unrealized loss or gain of the hedged item resulting from the change in fair value during the period attributable to the hedged risk are recognized in current earnings. For the three and six months ended June 30, 2011, we included the unrealized losses on the hedged debt of $84 million and $37 million, respectively, in the same line item, Interest expense, net in the Condensed Consolidated Statements of Income, as the offsetting unrealized gains of $84 million and $37 million, respectively, on the related interest rate swap agreements. For the three and six months ended June 30, 2010, we included the unrealized losses on the hedged debt of $107 million and $124 million, respectively, in the same line item, Interest expense, net in the Condensed Consolidated Statements of Income, as the offsetting unrealized gains of $107 million and $124 million, respectively, on the related interest rate swap agreements.
Derivatives not designated as hedges
We enter into foreign currency forward contracts to reduce our exposure to foreign currency fluctuations of certain assets and liabilities denominated in foreign currencies which are not designated as hedging transactions. These exposures are hedged on a month-to-month basis. As of June 30, 2011 and December 31, 2010, the total notional amounts of these foreign currency forward contracts, primarily euro based, were $972 million and $670 million, respectively.

AMGEN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The location in the Condensed Consolidated Statements of Income and the amount of gain/(loss) recognized in earnings for the derivative instruments not designated as hedging instruments were as follows (in millions):

		Three months ended		Six months ended
Derivatives not designated as		June 30,		June 30,
hedging instruments	Statements of Income location	2011	2010	2011	2010
Foreign currency contracts	Interest and other income, net.	$(9)	$53	$(60)	$76

The fair values of both derivatives designated as hedging instruments and not designated as hedging instruments included in the Condensed Consolidated Balance Sheets were as follows (in millions):

	Derivative assets		Derivative liabilities
June 30, 2011	Balance Sheet location	Fair value	Balance Sheet location	Fair value
Derivatives designated as hedging instruments:
Interest rate swap contracts	Other current assets/Other non-current assets	$232	Accrued liabilities/Other non-current liabilities	$—
Foreign currency contracts	Other current assets/Other non-current assets	50	Accrued liabilities/Other non-current liabilities	170

Total derivatives designated as hedging instruments		282		170

Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	—	Accrued liabilities	—

Total derivatives not designated as hedging instruments		—		—

Total derivatives		$282		$170

	Derivative assets		Derivative liabilities
December 31, 2010	Balance Sheet location	Fair value	Balance Sheet location	Fair value
Derivatives designated as hedging instruments:
Interest rate swap contracts	Other current assets/Other non-current assets	$195	Accrued liabilities/Other non-current liabilities	$—
Foreign currency contracts	Other current assets/Other non-current assets	154	Accrued liabilities/Other non-current liabilities	103

Total derivatives designated as hedging instruments		349		103

Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	—	Accrued liabilities	—

Total derivatives not designated as hedging instruments		—		—

Total derivatives		$349		$103

Our derivative contracts that were in a liability position as of June 30, 2011 contain certain credit risk related contingent provisions that are triggered if (i) we were to undergo a change in control and (ii) our or the surviving entity’s creditworthiness deteriorates, which is generally defined as having either a credit rating that is below investment grade or a materially weaker creditworthiness after the change in control. If these events were to occur, the counterparties would have the right, but not the obligation, to close the contracts under early termination provisions. In such circumstances, the counterparties could request immediate settlement of these contracts for amounts that approximate the then current fair values of the contracts.

AMGEN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The cash flow effects of our derivatives contracts are included within Net cash provided by operating activities in the Condensed Consolidated Statements of Cash Flows.
12. Contingencies and commitments
In the ordinary course of business, we are involved in various legal proceedings and other matters, including those discussed in this Note, that are complex in nature and have outcomes that are difficult to predict. See Note 19, Contingencies and commitments to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2010, and Note 12, Contingencies and commitments to our condensed consolidated financial statements in our Quarterly Report on Form 10-Q for the period ended March 31, 2011, for further discussion of certain of our legal proceedings and other matters.
We record accruals for such contingencies to the extent that we conclude that it is probable that a liability will be incurred and the amount of the related loss can be reasonably estimated. We evaluate, on a quarterly basis, developments in legal proceedings and other matters that could cause an increase or decrease in the amount of the liability that has been accrued previously. Our legal proceedings range from cases brought by a single plaintiff to a class action with thousands of putative class members. These legal proceedings, as well as other matters, involve various aspects of our business and a variety of claims (including but not limited to patent infringement, marketing, pricing and trade practices and securities law), some of which present novel factual allegations and/or unique legal theories. In each of the matters currently pending against us, plaintiffs seek a not-yet-quantified amount of damages. In addition, a number of the matters pending against us are at very early stages of the legal process (which in complex proceedings of the sort faced by us often extend for several years). As a result, none of these pending matters has yet progressed sufficiently through discovery and/or development of important factual information and legal issues to enable us to estimate a range of possible loss. While it is not possible to accurately predict or determine the eventual outcomes of these items, one or more of these items currently pending could have a material adverse effect on our consolidated results of operations, financial position or cash flows.
Certain of our legal proceedings and other matters are discussed below:
Teva Matters
Teva v. Amgen, the ‘603 Patent Litigation
On June 29, 2011, Amgen filed a motion for summary judgment requesting entry of judgment of non-infringement of Teva’s U.S. Patent No. 7,449,603 and dismissal of the claims of Teva Pharmaceutical Industries Ltd. (Teva Ltd.) with prejudice. On July 18, 2011, in response to the parties’ joint request for a stipulated dismissal, the U.S. District Court for the Eastern District of Pennsylvania (the Pennsylvania District Court) dismissed Teva Ltd.’s claims with prejudice and dismissed Amgen’s claims without prejudice.
Teva v. Amgen, the G-CSF Patent Litigation
On July 15, 2011, pursuant to a joint stipulation and settlement agreement between the parties, the Pennsylvania District Court entered final judgment and a permanent injunction against Teva Ltd. and Teva Pharmaceuticals USA, Inc. (Teva USA and, together with Teva Ltd., Teva) prohibiting them from infringing Amgen’s U.S. Patent Nos. 5,580,755 and 5,582,823 relating to human G-CSF and methods for its use. The judgment was accompanied by Teva’s admission and an order from the Pennsylvania District Court that Neutroval™ (a recombinant form of human G-CSF) infringes the two Amgen patents at issue in the litigation and that those patents are valid and enforceable. The Pennsylvania District Court’s injunction extends until November 10, 2013, after which date Teva may sell Neutroval™ in the United States. Teva has also agreed not to sell another of its G-CSF product candidates, Neugranin, until November 10, 2013, unless Teva first obtains a final court decision that Amgen’s patents are not infringed by Neugranin. Pursuant to the parties’ agreement, the launch date for either product could be sooner if certain unexpected events occur: if a third party launches a similar G-CSF product and Amgen fails to file suit against that third party or if the patents are held invalid or unenforceable in a final court decision in an action brought by a third party. The settlement terms do not include any financial payments between the parties. The two patents at issue expire in early December 2013.

AMGEN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Average Wholesale Price Litigation
In re: Pharmaceutical Industry Average Wholesale Price Litigation MDL No. 1456
Approval hearings on a proposed settlement were held in the U.S. District Court for the District of Massachusetts (Massachusetts District Court) on June 13, 2011, and again on July 7, 2011. However, following the July 7 hearing the Massachusetts District Court did not grant approval to the settlement but instead scheduled another final approval hearing for August 8, 2011.
State of Louisiana v. Abbott Laboratories, Inc., et al.
On May 12, 2011, Amgen and the other defendants filed joint exceptions seeking to dismiss the complaint.
Birch v. Sharer, et al.
The briefing schedule for the appeal has been set by the California State Appellate Court and plaintiff’s opening brief is due August 19, 2011. No date has been set for oral argument.
Qui Tam Actions
U.S. ex rel. Westmoreland v. Amgen, et al.
On July 22, 2011, the U.S. Court of Appeals for the First Circuit issued a written decision reversing the Massachusetts District Court’s dismissal of the claims of the states of California, Illinois, Indiana, Massachusetts, New Mexico, and New York and affirming the dismissal of the claims of Georgia.
U.S. ex rel. Streck v. Allergan, et al.
A complaint filed in the Pennsylvania District Court against Amgen and numerous other pharmaceutical manufacturers, pursuant to the Qui Tam provisions of the Federal Civil False Claims Act and on behalf of 24 named states and the District of Columbia under their respective State False Claims Acts, was unsealed and became public on or about June 6, 2011. The plaintiff, Ronald Streck, alleges that from 2004 to the present, defendants failed to report accurate pricing data to Medicare and Medicaid, including data used to calculate average sales price and average manufacturer’s price, thereby causing the federal and state governments to reimburse defendants at inflated rates and causing the manufacturers to underpay Medicaid rebates. The federal government has declined to intervene in the matter.
Warren General Hospital v. Amgen
On June 14, 2011, the U.S. Court of Appeals for the Third Circuit (Third Circuit Court) affirmed the U.S. District Court for the District of New Jersey’s decision to grant Amgen’s motion to dismiss. The plaintiffs have until September 12, 2011, to appeal the Third Circuit Court’s decision.
13. Subsequent events
On July 28, 2011, the Board of Directors declared a quarterly cash dividend of $0.28 per share of common stock. This dividend will be paid on September 8, 2011 to all stockholders of record as of the close of business on August 18, 2011.

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
Overview
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to assist the reader in understanding Amgen’s business. MD&A is provided as a supplement to, and should be read in conjunction with, our Annual Report on Form 10-K for the year ended December 31, 2010 and our Quarterly Report on Form 10-Q for the period ended March 31, 2011. Our results of operations discussed in MD&A are presented in conformity with GAAP.
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
Currently, we market primarily recombinant protein therapeutics in supportive cancer care, nephrology and inflammation. Our principal products are: Aranesp® (darbepoetin alfa) and EPOGEN® (epoetin alfa), erythropoiesis-stimulating agents (ESAs); Neulasta® (pegfilgrastim); NEUPOGEN® (Filgrastim); and Enbrel® (etanercept), all of which are sold in the United States. We market ENBREL under a collaboration agreement with Pfizer Inc. (Pfizer) in the United States and Canada. Our international product sales consist principally of European sales of Aranesp®, Neulasta® and NEUPOGEN®. For both the three and six months ended June 30, 2011, our principal products represented 88% of worldwide product sales, and for the both three and six months ended June 30, 2010, our principal products represented 92% of worldwide product sales. Our other marketed products include Sensipar®/Mimpara® (cinacalcet), Vectibix® (panitumumab), Nplate® (romiplostim), Prolia® (denosumab) and XGEVA® (denosumab).

Significant developments
The following is a list of selected significant developments that occurred to date during 2011 affecting our business. For additional 2011 developments or for a more comprehensive discussion of certain developments discussed below see our Annual Report on Form 10-K for the year ended December 31, 2010 and our Quarterly Report on Form 10-Q for the period ended March 31, 2011.
ESAs
•	On June 24, 2011, we announced that the FDA had approved changes to the labels for the use of ESAs, including Aranesp® and EPOGEN®, in patients with chronic kidney disease (CKD). While the previous label language specified a hemoglobin target range of 10-12 grams per deciliter (g/dL) for CKD patients on dialysis as well as those not on dialysis, the modified labeling provides separate treatment guidance for these two populations. For patients on dialysis, who constitute the majority of CKD patients receiving ESA treatment, the new label advises physicians to initiate ESA therapy when the hemoglobin level is less than 10 g/dL and to reduce or interrupt the dose when the hemoglobin approaches or exceeds 11 g/dL. We refer in this report to these ESA label changes as the “June 2011 ESA label changes.”
•	On June 16, 2011, the Centers for Medicare & Medicaid Services (CMS) issued a Final Decision Memorandum (FDM) as part of its National Coverage Analysis (NCA) for ESAs in nephrology. In the FDM, CMS determined that it would not issue a national coverage determination (NCD) at that time for ESAs for treatment of anemia in adults with CKD, and that it would instead monitor the use of ESAs through the end stage renal disease (ESRD) bundled payment system and its other policy avenues.

•	On July 1, 2011, CMS released a proposed rule to update various provisions of its bundled payment system for dialysis services and the related ESRD Quality Incentive Program (QIP). Among the changes proposed by CMS for payment year 2013 is the elimination of one of the QIP’s quality measures which tracks the percent of a provider’s Medicare patients with a hemoglobin level below 10 g/dL. This quality measure was included by CMS in the QIP’s initial payment year, 2012 in part to provide a disincentive to providers/facilities to under-treat patients for anemia, particularly in light of the implementation of the new bundled payment system for dialysis services. CMS indicated that its proposed removal of this quality measure from the QIP was being done in response to the June 2011 ESA label changes. The proposed change to the QIP is subject to a 60-day public comment period, following which CMS is expected to issue a final rule on the QIP and also on its other proposed changes to the bundled payment system.
We expect decreases in ESA dose utilization related to the June 2011 ESA label changes and potentially from CMS’s proposed changes to the QIP. If CMS’s changes to the QIP are implemented as proposed, when combined with the impact of the June 2011 ESA label changes and CMS’s January 1, 2011 Final Rule on Bundling, we expect EPOGEN® dose utilization to decline in 2011 as compared with 2010 by 20% to 25%. We expect the impact of the dose utilization on sales to be offset partially by patient population growth and an increase in the average net sales price. We believe that the majority of these dose utilization changes will be implemented by the end of 2011 with some residual impact early in 2012. (See Part II. Item 1A. Risk Factors — ESA developments.)

XGEVA®
•	On May 17, 2011, we announced results of a pivotal phase 3 trial (‘147) in 1,432 men with castrate-resistant prostate cancer that has not yet spread to bone. The data showed that XGEVA® significantly improved median bone metastasis-free survival by 4.2 months, a risk reduction of 15%, compared with placebo (29.5 versus 25.2 months, respectively; hazard ratio (HR) 0.85; 95% confidence interval (CI): 0.73, 0.98; P=0.028). XGEVA® also significantly delayed the time to first bone metastases by 3.7 months compared with placebo (HR 0.84; 95% CI: 0.71, 0.98; P=0.032; risk reduction of 16%). XGEVA® also reduced the risk of bone metastases that were symptomatic by 33% (HR 0.67; 95% CI: 0.49, 0.92; P=0.01). Overall survival was similar between groups (HR 1.01; 95% CI: 0.85, 1.20; P=0.91), and the HR for progression-free survival was 0.89 (95% CI: 0.78, 1.02, P=0.093). In the ‘147 trial, adverse events and serious adverse events were relatively similar between the XGEVA® and placebo arms. Hypocalcemia and osteonecrosis of the jaw (ONJ) were reported with increased frequencies in the XGEVA® treated patients. The yearly rate of ONJ in the XGEVA® arm was similar to prior XGEVA® trial results. Back pain was the most common adverse event reported in the XGEVA® arm of the trial.

•	On June 27, 2011, based on this ‘147 trial, we announced the submission of a supplemental BLA to the FDA to expand the indication for XGEVA® to treat men with castrate-resistant prostate cancer to reduce the risk of developing bone metastases. If approved, XGEVA® would be the first therapy licensed to prevent or delay the spread of cancer to the bone.

•	On July 15, 2011, we announced that the European Commission (EC) granted marketing authorization for XGEVA® for the prevention of skeletal-related events (pathological fracture, radiation to bone, spinal cord compression or surgery to bone) in adults with bone metastases from solid tumors. The timing of reimbursement authority approval of pricing in individual EU countries will vary by country, which could follow the EC approval by many months. The EC also granted XGEVA® an additional year of data and market exclusivity in the EU since the indication was considered new for denosumab and based on the significant clinical benefit of XGEVA® in comparison with existing therapies.
Vectibix®
•	On June 24, 2011, we announced that the Committee for Medicinal Products for Human Use of the European Medicines Agency adopted a positive opinion recommending that Vectibix® be approved for use in the EU in first-line in combination with FOLFOX and in second-line in combination with FOLFIRI in patients who have received first-line fluoropyrimidine-based chemotherapy (excluding irinotecan) for patients with wild-type KRAS metastatic colorectal cancer (mCRC).

•	On July 29, 2011, we announced that we received Complete Response Letters from the FDA on the first- and second-line mCRC supplemental BLAs. The FDA did not ask for new clinical studies, but requested an updated safety analysis and additional analyses of the overall survival data in the ‘181 and ‘203 studies, using more mature data sets. The FDA has also informed us that approval for the first- and second-line indications will also be contingent upon approval of the companion diagnostic device being developed in collaboration with QIAGEN N.V., which identifies a patient’s KRAS gene status. Amgen is reviewing the Complete Response Letters and will work with the FDA to determine the appropriate next steps regarding these applications.
OncoVEXGM-CSF
•	On July 29, 2011, we announced our decision to terminate the current OncoVEXGM-CSF phase 3 trial in patients with squamous cell carcinoma of the head and neck (SCCHN) to permit significant modification of clinical trial design mandated by the changing therapeutic landscape for patients with SCCHN. The phase 3 trial in patients with malignant melanoma is ongoing.
Dividend
•	On July 28, 2011, the Board of Directors declared a quarterly cash dividend of $0.28 per share of common stock. This dividend will be paid on September 8, 2011 to all stockholders of record as of the close of business on August 18, 2011.

Selected Financial Data
Selected financial data was as follows (amounts in millions, except percentages and per share data):

	Three months ended			Six months ended
	June 30,			June 30,
	2011	2010	Change	2011	2010	Change
Product sales:
U.S.	$2,975	$2,787	7%	$5,753	$5,464	5%
International	918	826	11%	1,758	1,677	5%

Total product sales	3,893	3,613	8%	7,511	7,141	5%

Other revenues	66	191	(65)%	154	255	(40)%

Total revenues	$3,959	$3,804	4%	$7,665	$7,396	4%

Operating expenses	$2,627	$2,287	15%	$5,040	$4,398	15%

Operating income	$1,332	$1,517	(12)%	$2,625	$2,998	(12)%

Net income	$1,170	$1,202	(3)%	$2,295	$2,369	(3)%

Diluted EPS	$1.25	$1.25	—	$2.45	$2.43	1%

Diluted shares	935	964	(3)%	938	976	(4)%
The following provides an overview of our results of operations for the three and six months ended June 30, 2011 as well as our financial condition as of June 30, 2011.
Our results of operations for the three and six months ended June 30, 2011 were impacted by a new excise tax in Puerto Rico. Commencing January 1, 2011, Puerto Rico imposes a temporary excise tax on the purchase of goods and services from a related manufacturer in Puerto Rico. This tax is currently scheduled to expire in 2016. We account for the excise tax as a manufacturing cost that is capitalized in inventory and expensed in cost of sales when the related products are sold. For U.S. income tax purposes, a significant portion of the excise tax results in tax credits that are recognized in our provision for income taxes when the excise tax is paid. This excise tax will have a significant adverse impact on our cost of sales and a significant favorable impact on our provision for income taxes. In addition, the overall impact of the excise tax will vary from period to period as a result of the timing difference between recognizing the expense and the applicable tax credit. For the three and six months ended June 30, 2011, cost of sales was adversely impacted by $45 million and $58 million, respectively, and the provisions for income taxes were favorably impacted by $86 million and $153 million, respectively, as a result of this excise tax. The adverse impact of the new excise tax on cost of sales is expected to increase significantly in the remainder of 2011 as compared with the six months ended June 30, 2011.
The increases in U.S. product sales for the three and six months ended June 30, 2011 were driven primarily by increases in sales of Neulasta®/NEUPOGEN®, ENBREL, XGEVA® and Prolia®, offset partially by decreases in sales of our ESA products, primarily EPOGEN®.
Excluding the $34 million and $26 million favorable impacts of foreign exchange, international product sales increased 7% and 3% for the three and six months ended June 30, 2011, respectively, generally reflecting sales growth for all our marketed products except Aranesp®.
The decreases in other revenues for the three and six months ended June 30, 2011 were due principally to certain milestone payments earned during the three months ended June 30, 2010.
The increases in operating expenses for the three and six months ended June 30, 2011 were driven primarily by the U.S. Healthcare Reform Federal Excise Fee; higher ENBREL profit share expenses; the excise tax associated with our manufacturing operations in Puerto Rico; and increased R&D expenses.
The decreases in net income for the three and six months ended June 30, 2011 were due primarily to lower operating income, offset partially by increases in interest and other income, net and by lower effective income tax rates, due primarily to higher tax credits in 2011 associated with the new Puerto Rico excise tax.

Despite the decreases in net income for the three and six months ended June 30, 2011, diluted EPS remained relatively unchanged, reflecting the favorable impacts of our stock repurchase program, which reduced the number of shares used in the computations of diluted EPS. Due to the aforementioned timing difference associated with the new Puerto Rico excise tax, our diluted EPS for the three and six months ended June 30, 2011 were favorably impacted by approximately $0.04 and $0.10, respectively.
As of June 30, 2011, our cash, cash equivalents and marketable securities totaled $19.2 billion and total debt outstanding was $13.9 billion. Of our total cash, cash equivalents and marketable securities balances as of June 30, 2011, approximately $15.3 billion was generated from operations in foreign tax jurisdictions and is intended to be invested indefinitely outside of the United States. Under current tax laws, if these funds were repatriated for use in our U.S. operations, we would be required to pay additional U.S. federal and state income taxes at the applicable marginal tax rates.
Results of Operations
Product sales
Worldwide product sales were as follows (dollar amounts in millions):

	Three months ended			Six months ended
	June 30,			June 30,
	2011	2010	Change	2011	2010	Change
Aranesp®	$585	$603	(3)%	$1,165	$1,230	(5)%
EPOGEN®	543	657	(17)%	1,078	1,280	(16)%
Neulasta®/NEUPOGEN®	1,326	1,174	13%	2,558	2,353	9%
ENBREL	956	877	9%	1,831	1,681	9%
Sensipar®/Mimpara®	199	172	16%	386	351	10%
Vectibix®	81	72	13%	156	139	12%
Nplate®	75	55	36%	140	104	35%
Prolia®	44	3	—	71	3	—
XGEVA®	73	—	—	115	—	—
Other	11	—	—	11	—	—

Total product sales	$3,893	$3,613	8%	$7,511	$7,141	5%

Total U.S.	$2,975	$2,787	7%	$5,753	$5,464	5%
Total International	918	826	11%	1,758	1,677	5%

Total product sales	$3,893	$3,613	8%	$7,511	$7,141	5%

Product sales are influenced by a number of factors, some of which may impact sales of certain of our products more significantly than others. For a list of certain of these factors, see Item 7 — Product Sales in our Annual Report on Form 10-K for the year ended December 31, 2010 and Item 2 — Product Sales in our Quarterly Report on Form 10-Q for the period ended March 31, 2011.
Aranesp®
Total Aranesp® sales by geographic region were as follows (dollar amounts in millions):

	Three months ended			Six months ended
	June 30,			June 30,
	2011	2010	Change	2011	2010	Change
Aranesp® — U.S.	$241	$267	(10)%	$491	$535	(8)%
Aranesp® — International	344	336	2%	674	695	(3)%

Total Aranesp®	$585	$603	(3)%	$1,165	$1,230	(5)%

The decreases in U.S. Aranesp® sales for the three and six months ended June 30, 2011 were due principally to mid-teens percentage point decreases in unit demand, offset partially by increases in the average net sales price. These sales decreases reflected overall declines in the segment.
Excluding the $10 million favorable impact of foreign exchange, the decrease in international Aranesp sales for the three months ended June 30, 2011 was due principally to a low single-digit percentage point decrease in the average net sales price, offset substantially by an increase in unit demand. This sales decrease reflected an overall decline in the segment, offset largely by an increase in share and expansion into newer territories. The decrease in international Aranesp® sales for the six months ended June 30, 2011 was due principally to a decrease in the average net sales price, reflecting an overall decline in the segment.
Future Aranesp® sales will depend in part on factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2010 and our Quarterly Report on Form 10-Q for the period ended March 31, 2011, and such factors as:
•	reimbursement developments, including CMS’s proposed changes related to the QIP, if implemented as currently proposed; and

•	regulatory developments, including the June 2011 ESA label changes.
EPOGEN®
Total EPOGEN® sales were as follows (dollar amounts in millions):

	Three months ended			Six months ended
	June 30,			June 30,
	2011	2010	Change	2011	2010	Change
EPOGEN® — U.S.	$543	$657	(17)%	$1,078	$1,280	(16)%

The decreases in EPOGEN® sales for the three and six months ended June 30, 2011 were due primarily to declines in unit demand. The decreases in unit demand reflected decreases in dose utilization due to implementation of the bundled payment system, offset slightly by patient population growth.
Future EPOGEN® sales will depend in part on factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2010 and our Quarterly Report on Form 10-Q for the period ended March 31, 2011, and such factors as:
•	reimbursement developments, including CMS’s proposed changes related to the QIP, if implemented as currently proposed; and

•	regulatory developments, including the June 2011 ESA label changes.

Neulasta®/NEUPOGEN®
Total Neulasta®/NEUPOGEN® sales by geographic region were as follows (dollar amounts in millions):

	Three months ended			Six months ended
	June 30,			June 30,
	2011	2010	Change	2011	2010	Change
Neulasta® — U.S.	$769	$643	20%	$1,479	$1,280	16%
NEUPOGEN® — U.S.	230	225	2%	450	450	—

U.S. Neulasta®/NEUPOGEN® — Total	999	868	15%	1,929	1,730	12%

Neulasta® — International	246	218	13%	472	444	6%
NEUPOGEN® — International	81	88	(8)%	157	179	(12)%

International Neulasta®/NEUPOGEN® — Total	327	306	7%	629	623	1%

Total Neulasta®/NEUPOGEN®	$1,326	$1,174	13%	$2,558	$2,353	9%

The increases in combined U.S. sales of Neulasta®/NEUPOGEN® for the three and six months ended June 30, 2011 were driven primarily by increases in unit demand for Neulasta® and the average net sales price. For the three months ended June 30, 2011, approximately half of the unit demand increase reflected underlying Neulasta® demand growth including increased first cycle penetration due to uses of newer, more myelosuppressive chemotherapy regimens. The remaining unit demand growth was driven primarily by the timing of customer orders.
Excluding the $14 million favorable impact of foreign exchange, the increase in combined Neulasta®/NEUPOGEN® international sales for the three months ended June 30, 2011 reflects growth in Neulasta® sales due partially to continued conversion from NEUPOGEN® to Neulasta®. Excluding the $11 million favorable impact of foreign exchange, the decrease in combined Neulasta®/NEUPOGEN® international sales for the six months ended June 30, 2011 was driven by a decline in NEUPOGEN® sales due in part to biosimilar competition, offset partially by an increase in Neulasta® sales due in part to continued conversion of NEUPOGEN® to Neulasta®.
Future Neulasta®/NEUPOGEN® sales will depend in part on factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2010.
ENBREL
Total ENBREL sales by geographic region were as follows (dollar amounts in millions):

	Three months ended			Six months ended
	June 30,			June 30,
	2011	2010	Change	2011	2010	Change
ENBREL — U.S.	$894	$819	9%	$1,715	$1,573	9%
ENBREL — Canada	62	58	7%	116	108	7%

Total ENBREL	$956	$877	9%	$1,831	$1,681	9%

The increases in ENBREL sales for the three and six months ended June 30, 2011 were driven primarily by increases in the average net sales price and unit demand. These sales increases reflected segment growth, offset partially by share declines. ENBREL remains the leader in both the rheumatology and dermatology segments.
Future ENBREL sales will depend in part on factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2010.

Other products
Other product sales by geographic region were as follows (dollar amounts in millions):

	Three months ended			Six months ended
	June 30,			June 30,
	2011	2010	Change	2011	2010	Change
Sensipar® — U.S.	$124	$112	11%	$240	$229	5%
Sensipar® (Mimpara®) — International	75	60	25%	146	122	20%
Vectibix® — U.S.	31	29	7%	61	54	13%
Vectibix® — International	50	43	16%	95	85	12%
Nplate® — U.S.	40	32	25%	77	60	28%
Nplate® — International	35	23	52%	63	44	43%
Prolia® — U.S.	30	3	—	47	3	—
Prolia® — International	14	—	—	24	—	—
XGEVA® — U.S.	73	—	—	115	—	—
Other — International	11	—	—	11	—	—

Total other products	$483	$302	60%	$879	$597	47%

Total U.S.	$298	$176	69%	$540	$346	56%
Total International	185	126	47%	339	251	35%

Total other products	$483	$302	60%	$879	$597	47%

Future sales of our other products will depend in part on factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2010.

Selected operating expenses
Selected operating expenses were as follows (dollar amounts in millions):

	Three months ended			Six months ended
	June 30,			June 30,
	2011	2010	Change	2011	2010	Change
Cost of sales	$602	$553	9%	$1,166	$1,061	10%
% of product sales	15.5%	15.3%		15.5%	14.9%
Research and development	$819	$675	21%	$1,555	$1,321	18%
% of product sales	21.0%	18.7%		20.7%	18.5%
Selling, general and administrative	$1,130	$986	15%	$2,153	$1,870	15%
% of product sales	29.0%	27.3%		28.7%	26.2%
Cost of sales
Cost of sales, which excludes the amortization of certain acquired intangible assets, increased to 15.5% of product sales for both the three and six months ended June 30, 2011, driven primarily by the excise tax associated with our manufacturing operations in Puerto Rico and by certain expenses related to actions to improve cost efficiencies, offset primarily by lower bulk material cost, due to higher utilization. Excluding the impact of the Puerto Rico excise tax, cost of sales as a percentage of product sales for the three and six months ended June 30, 2011 was 14.3% and 14.8%, respectively.
Research and development
The increases in R&D expenses for the three and six months ended June 30, 2011 reflected: (i) increased costs associated with late stage clinical programs of $79 million and $151 million, respectively, particularly for the phase 3 trials for AMG 386, AMG 479 and OncoVEXGM-CSF; (ii) increased support for our marketed products of $50 million and $65 million, respectively, including support for Prolia®, among other programs, our international expansion efforts, and lower recoveries from ongoing collaborations; and (iii) increases in discovery research and early pipeline activities of $15 million and $18 million, respectively, in part due to process development efforts in support of our early pipeline.
Selling, general and administrative
The increases in SG&A expenses for the three and six months ended June 30, 2011 were driven primarily by the U.S. Healthcare Reform Federal Excise Fee of $47 million and $86 million; higher ENBREL profit share expenses of $40 million and $70 million, under our collaboration agreement with Pfizer, due to increased ENBREL sales; and higher spending related to the launches of Prolia® and XGEVA®, as well as expansion of our international operations, of $37 million and $67 million, respectively.
For the three and six months ended June 30, 2011 and 2010, expenses associated with the ENBREL profit share were $334 million and $633 million, and $294 million and $563 million, respectively.
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

Non-operating expenses/income and provisions for income taxes
Non-operating expenses/income and the provisions for income taxes were as follows (dollar amounts in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Interest expense, net	$122	$147	$257	$292
Interest and other income, net	$129	$94	$277	$178
Provisions for income taxes	$169	$262	$350	$515
Effective tax rate	12.6%	17.9%	13.2%	17.9%
Interest expense, net
The decreases in interest expense, net for the three and six months ended June 30, 2011 were due primarily to the repayment of the 2011 Convertible Notes in February 2011.
Interest and other income, net
The increases in interest and other income, net for the three and six months ended June 30, 2011 were due primarily to higher net realized gains on investments of $17 million and $77 million, respectively. Additionally, these increases were due to losses of $12 million in the prior year on certain leased facilities that will no longer be used in our operations.
Income taxes
Our effective tax rates for the three and six months ended June 30, 2011 were 12.6% and 13.2%, respectively, compared with 17.9% for the corresponding periods of the prior year. The decreases in our effective tax rates were due primarily to higher tax credits in 2011 associated with the new Puerto Rico excise tax and the federal R&D credit that were not in effect during the three and six months ended June 30, 2010, offset partially by the effect of the non-deductible U.S. Healthcare Reform Federal Excise Fee beginning in 2011. Our effective tax rates for the three and six months ended June 30, 2011 would have been 18.4% and 18.6%, respectively, without the impact of the tax credits associated with the new Puerto Rico excise tax.
See Note 3, Income taxes to the condensed consolidated financial statements for further discussion.

Financial Condition, Liquidity and Capital Resources
Selected financial data was as follows (in millions):

	June 30,	December 31,
	2011	2010
Cash, cash equivalents and marketable securities	$19,172	$17,422
Total assets	46,936	43,486
Current debt	83	2,488
Non-current debt	13,847	10,874
Stockholders’ equity	25,614	23,944
The Company intends to continue to return capital to stockholders through share repurchases and the payment of cash dividends. On April 20, 2011, the Board of Directors authorized us to repurchase up to an additional $5.0 billion of our common stock and as of June 30, 2011, we had $6.4 billion remaining under the Board of Directors’ stock repurchase authorizations. On April 20, 2011, the Board of Directors also approved a dividend policy related to our common stock. Subsequently, on July 28, 2011, the Board of Directors declared our first quarterly cash dividend of $0.28 per share of common stock. This dividend will be paid on September 8, 2011, to all stockholders of record as of the close of business on August 18, 2011. Both our plans to pay dividends and repurchase stock reflect our confidence in the future cash flows of our business. Repurchases under our stock repurchase program also reflect our confidence in the long-term value of our common stock. The amount we spend and the number of shares repurchased will vary based on a number of factors including the stock price, dividend payments and blackout periods in which we are restricted from repurchasing shares, and the manner of purchases may include private block purchases as well as market transactions. Whether and when we declare dividends or repurchase stock, the size of any dividend and the amount of stock we repurchase could be affected by a number of factors. See Item 1A. Risk Factors — There can be no assurance that we will continue to declare cash dividends or repurchase stock in Part II of our Quarterly Report on Form 10-Q for the period ended March 31, 2011.
We believe existing funds, cash generated from operations and existing sources of and access to financing are adequate to satisfy our working capital; capital expenditure and debt service requirements; our plans to pay dividends and opportunistically repurchase stock; as well as other business initiatives we plan to strategically pursue, including acquisitions and licensing activities, for the foreseeable future. We anticipate that our liquidity needs can be met through a variety of sources, including cash provided by operating activities, sale of marketable securities, borrowings through commercial paper and/or our syndicated credit facility and access to other debt markets and equity markets. With respect to our U.S. operations, we believe that existing funds intended for use in the United States (U.S. funds), cash generated from our U.S. operations, including intercompany payments and receipts, and existing sources of and access to financing in the United States are adequate to continue to meet our U.S. obligations (as well as our plans to pay dividends and opportunistically repurchase stock with U.S. funds) for the foreseeable future. In February 2011, we repaid our 2011 Convertible Notes with an aggregate principal balance of $2.5 billion with available U.S. funds. See Item 1A. Risk Factors — Current economic conditions may magnify certain risks that affect our business in Part I of our Annual Report on Form 10-K for the year ended December 31, 2010.
Certain of our financing arrangements contain non-financial covenants, and we were in compliance with all applicable covenants as of June 30, 2011. None of our financing arrangements contain any financial covenants.

Cash flows
Our cash flow activity was as follows (in millions):

	Six months ended June 30,
	2011	2010
Net cash provided by operating activities	$2,566	$2,477
Net cash provided by (used in) investing activities	291	(2,390)
Net cash used in financing activities	(146)	(1,259)
Operating
Cash provided by operating activities has been and is expected to continue to be our primary recurring source of funds. Cash provided by operating activities during the six months ended June 30, 2011 increased due primarily to the timing and amounts of payments to tax authorities, offset partially by the impact of increased inventory related expenditures and the timing and amount of receipts from customers and payments to vendors.
Investing
Cash provided by investing activities during the six months ended June 30, 2011 was primarily from net sales of marketable securities of $1.2 billion, offset partially by cash used to acquire businesses totaling $701 million, net of cash acquired. For the six months ended June 30, 2010 cash used in investing activities was primarily from the net purchase of marketable securities of $2.1 billion. Capital expenditures during the six months ended June 30, 2011 and 2010 totaled $223 million and $271 million, respectively. Capital expenditures during the six months ended June 30, 2011 and 2010 were associated primarily with manufacturing capacity expansions in Puerto Rico and other site developments. We currently estimate 2011 spending on capital projects and equipment to be approximately $600 million.
Financing
In June 2011, we issued $750 million principal amount of notes due in 2016 (the 2016 Notes), $1.0 billion principal amount of notes due in 2021 (the 2021 Notes) and $1.25 billion principal amount of notes due in 2042 (the 2042 Notes) in a registered offering. The 2016 Notes, 2021 Notes and 2042 Notes pay interest at fixed annual rates of 2.30%, 4.10% and 5.65%, respectively. In February 2011, the 2011 Convertible Notes became due and we repaid the $2.5 billion aggregate principal amount. See Note 8, Financing arrangements to the condensed consolidated financial statements for further discussion.
During the six months ended June 30, 2011 and 2010, we repurchased 12.9 million and 39.4 million shares of our common stock, respectively, at a total cost of $732 million and $2.3 billion, respectively. In addition, during the current year period we had a net cash outflow of $13 million related to the settlement of shares repurchased during the three months ended December 31, 2010.

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
Significant estimates and assumptions are also required to determine the acquisition date fair values of any contingent consideration obligations incurred in connection with business combinations. In addition, we must revalue these obligations each subsequent reporting period until the related contingencies are resolved and record changes in their fair values in earnings. The acquisition date fair values of contingent consideration obligations incurred in the acquisition of BioVex were determined using a combination of valuation techniques. Significant estimates and assumptions required for these valuations included, but were not limited to, the probability of achieving regulatory milestones, product sales projections under various scenarios and discount rates used to calculate the present value of the required payments. These estimates and assumptions are required to be updated in order to revalue these contingent consideration obligations each reporting period. Accordingly, subsequent changes in underlying facts and circumstances could result in changes in these estimates and assumptions, which could have a material impact on the estimated future fair values of these obligations.
We believe the fair values used to record intangible assets acquired and contingent consideration obligations incurred in connection with business combinations are based upon reasonable estimates and assumptions given the facts and circumstances as of the related valuation dates.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information about our market risk is disclosed in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and is incorporated herein by reference. There have been no material changes for the six months ended June 30, 2011 to the information provided in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Item 4.	CONTROLS AND PROCEDURES
We maintain “disclosure controls and procedures,” as such term is defined under Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in Amgen’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to Amgen’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, Amgen’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and, in reaching a reasonable level of assurance, Amgen’s management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation under the supervision and with the participation of our management, including Amgen’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Amgen’s disclosure controls and procedures. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2011.
Management determined that, as of June 30, 2011, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS
See Note 12, Contingencies and commitments to the condensed consolidated financial statements included in our Quarterly Report on Form 10-Q for the periods ended June 30, 2011 and March 31, 2011 for discussions which are limited to certain recent developments concerning our legal proceedings. These discussions should be read in conjunction with Note 19, Contingencies and commitments to our consolidated financial statements in Part IV of our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 1A.	RISK FACTORS
This report and other documents we file with the SEC contain forward looking statements that are based on current expectations, estimates, forecasts and projections about us, our future performance, our business or others on our behalf, our beliefs and our management’s assumptions. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. You should carefully consider the risks and uncertainties facing our business. We have described the primary risks relating to our business in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, and periodically update those risks for material developments. These risks are not the only ones facing us. Our business is also subject to the risks that affect many other companies, such as employment relations, general economic conditions, geopolitical events and international operations. Further, additional risks not currently known to us or that we currently believe are immaterial also may impair our business, operations, liquidity and stock price materially and adversely.
Below, we are providing, in supplemental form, the material changes to our risk factors that occurred during the past quarter. Our risk factors disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, and in Part II, Item 1A, of our Quarterly Report on Form 10-Q for the period ended March 31, 2011, provide additional disclosure and context for these supplemental risks and are incorporated herein by reference.
The information below regarding ESA developments updates the following risk factors described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, and in our Quarterly Report on Form 10-Q for the period ended March 31, 2011: — Our sales depend on coverage and reimbursement from third-party payers; — Our current products and products in development cannot be sold if we do not maintain or gain regulatory approval; and — Our ESA products continue to be under review and receive scrutiny by regulatory authorities.
ESA developments
On June 16, 2011, CMS issued an FDM as part of its NCA for ESAs in nephrology. In the FDM, CMS determined that it would not issue an NCD at that time for ESAs for treatment of anemia in adults with CKD, and that it would instead monitor the use of ESAs through the ESRD bundled payment system and its other policy avenues. While this decision concludes this NCA process for ESAs in nephrology, CMS can undertake a reconsideration of the FDM or initiate another NCA related to ESAs in nephrology.
On June 24, 2011, we announced that the FDA had approved changes to the labels for the use of ESAs, including Aranesp® and EPOGEN®, in patients with CKD. (See Part I. Item 2. MD&A — Significant developments — ESAs.) As a result of the June 2011 ESA label changes, physicians may reduce the use of ESAs in certain patients or at certain times. We do not know what effect, if any, the June 2011 ESA label changes will have on the proposed Kidney Disease: Improving Global Outcomes group treatment guidelines that are expected to be announced in 2011. (See Annual Report on Form 10-K for the year ended December 31, 2010 Part I. Item 1A Risk Factors — Guidelines and recommendations published by various organizations can reduce the use of our products.) In addition, regulatory authorities in other countries may review the June 2011 ESA label changes and may seek to make similar or other changes to the ESA labeling in their respective jurisdictions.
On July 1, 2011, CMS released a proposed rule to update various provisions of its bundled payment system for dialysis services and the related ESRD QIP. (See Part I. Item 2. MD&A — Significant developments — ESAs.) This proposed change would eliminate the QIP’s hemoglobin-less-than-10 reporting requirement and financial penalty that can occur when the hemoglobin level of a percentage of the provider’s dialysis patients drops below 10 g/dL compared to national benchmark data. As a result of this change, providers could use less ESAs in their dialysis patients. This reduction in ESA use may occur even before CMS determines whether these QIP changes will be implemented as currently proposed.
We expect decreases in dose utilization related to the June 2011 ESA label changes and potentially from CMS’s proposed changes to the QIP. If CMS’s changes to the QIP are implemented as proposed, when combined with the impact of the June 2011 ESA label changes and CMS’s January 1, 2011 Final Rule on Bundling, we expect EPOGEN® dose utilization to decline in 2011 as compared with 2010 by 20% to 25%. We expect the impact of the dose utilization on sales to be offset partially by patient population growth and an increase in the average net sales price. We believe that the majority of these dose utilization changes will be implemented by the end of 2011 with some residual impact early in 2012. Our ESA business could be further impacted by additional ESA labeling changes, additional changes in ESA coverage and reimbursement, unanticipated changes in physician prescribing practices or new or reinterpreted clinical data.

Our sales depend on coverage and reimbursement from third-party payers.
See ESA-related developments above.
We now expect CMS to issue a proposed rule further defining the new average manufacturing price (AMP) definition in the third quarter of 2011. Until that rule is issued, we will be required to apply our judgment in certain aspects of the AMP calculation. Once the CMS rule has been issued, we will have to determine whether our interpretation of AMP follows the rule or would need to be restated and this could have a material adverse impact on our business and results of operations.
Our current products and products in development cannot be sold if we do not maintain or gain regulatory approval.
See ESA-related developments above.
Some of our products are approved by U.S. and foreign regulatory authorities on a conditional basis, with full approval conditioned upon fulfilling the requirements of regulators. Vectibix®, for example, received accelerated approval in the United States and conditional approval in the EU, with full approval conditioned on conducting additional clinical trials of the use of Vectibix® as a therapy in treating mCRC. If we are unable to fulfill the requirements of regulators that were conditions of our products’ accelerated or conditional approval, we may not receive full approval for these products or may be required to change the products’ labeled indications or even withdraw the products from the market. Regulatory authorities are focusing on monitoring products originally approved on an accelerated or conditional basis and on whether the sponsors of such products have met the conditions of the accelerated or conditional approvals. Following recent FDA and FDA advisory committee discussions and actions with respect to other therapeutic oncology products previously granted accelerated approval by the FDA, questions remain about regulatory authorities’ views regarding the adequacy for approval of therapeutic oncology products that have demonstrated a statistically significant improvement in progression-free survival but have not shown a statistically significant improvement in overall survival. Endpoints such as progression-free survival and bone-metastasis-free survival are often used as surrogate endpoints for overall survival. Some of our products and product candidates, including some for which BLAs are pending, have utilized one or more of these surrogate endpoints in the clinical trial data submitted for agency review or in clinical trials now being conducted.
Our ESA products continue to be under review and receive scrutiny by regulatory authorities.
See ESA-related developments above.
Current economic conditions may magnify certain risks that affect our business.
Our operations and performance have been, and may continue to be, affected by economic conditions. Sales of our principal products are dependent, in part, on the availability and extent of reimbursement from third-party payers, including government programs such as Medicare and Medicaid and private payer healthcare and insurance programs. (See Annual Report on Form 10-K for the year ended December 31, 2010 Part I. Item 1A. Risk Factors — Our sales depend on coverage and reimbursement from third-party payers.) In the United States, there is an increased focus from the federal government and others on analyzing the impact of various regulatory programs on the federal deficit, which could result in increased pressure on federal programs to reduce costs. For example, on August 2, 2011, President Obama signed a bill that raises the U.S. federal debt ceiling and mandates significant additional deficit reduction over the next decade. Details about where the specific reductions in federal spending will occur will be addressed at a later time. In addition, financial pressures may cause government or other third-party payers to more aggressively seek cost containment through mandatory discounts on our products, policies requiring the automatic substitution of generic products, higher hurdles for initial reimbursement approval for new products or other similar measures. Additionally, as a result of the current global economic downturn, our third-party payers may delay or be unable to satisfy their reimbursement obligations. A reduction in the availability or extent of reimbursement from government and/or private payer healthcare programs or increased competition from lower cost biosimilar products could have a material adverse affect on the sales of our products, our business and results of operations.
If our intellectual property positions are challenged, invalidated, circumvented or expire, or if we fail to prevail in present and future intellectual property litigation, our business could be adversely affected.

From time to time, U.S. and other policymakers have proposed reforming the patent laws and regulations of their countries. For example, patent reform legislation was introduced in both the U.S. House of Representatives and the Senate during the 111th Congress in 2009 but was not adopted into law. In 2011, both the House and Senate passed patent reform legislation; however, differences between the House and Senate bills would need to be reconciled, or both branches of Congress would need to pass the same bill, before the legislation could be signed into law by the President. In general, the proposed U.S. legislation attempts to address issues surrounding the increase in patent litigation by, among other things, establishing new procedures for challenging patents. While we cannot predict what form any new patent reform laws or regulations may ultimately take, final legislation could introduce new substantive rules and procedures for challenging patents, and certain reforms that make it easier for competitors to challenge our patents could have a material adverse effect on our business.

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
Our repurchase activity for the three months ended June 30, 2011 was as follows:

			Total number of	Maximum $ value
	Total number	Average	shares purchased	that may yet be
	of shares	price paid	as part of publicly	purchased under the
	purchased	per share	announced programs	programs(1)
April 1 - April 30	6,926,000	$56.01	6,926,000	$6,775,473,148
May 1 - May 31	5,940,129	57.86	5,940,129	6,431,749,468
June 1 - June 30	—	—	—	6,431,749,468

	12,866,129	56.87	12,866,129

(1)	In December 2009, the Board of Directors authorized us to repurchase up to $5.0 billion of our common stock, and in April 2011, the Board of Directors authorized us to repurchase up to an additional $5.0 billion of our common stock. A total of $6.4 billion remained available as of June 30, 2011.

Item 5.	OTHER INFORMATION
Frequency of Advisory Vote on Executive Compensation
Consistent with our Board of Directors’ recommendation in our 2011 Proxy Statement and the vote of our stockholders at our 2011 Annual Meeting of Stockholders, our Board of Directors has determined that the stockholder advisory vote on executive compensation will occur on an annual basis.

Item 6.	EXHIBITS
Reference is made to the Index to Exhibits included herein.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Amgen Inc. (Registrant)
Date: August 8, 2011	By:	/s/ Jonathan M. Peacock
Jonathan M. Peacock
Executive Vice President and Chief Financial Officer

AMGEN INC.
INDEX TO EXHIBITS

Exhibit No.	Description
2.1
Agreement and Plan of Merger, dated as of January 24, 2011, among BioVex Group, Inc., BioVex Limited, Amgen Inc., Andromeda Acquisition Corp. and Forbion 1 Management B.V. as the Stockholders’ Agent (with certain confidential information deleted therefrom). (Filed as an exhibit to Form 10-Q for the quarter ended March 31, 2011 on May 10, 2011 and incorporated herein by reference.)

2.2
First Amendment to the Agreement and Plan of Merger, dated as of March 3, 2011, by and among BioVex Group, Inc., BioVex Limited, Amgen Inc., Andromeda Acquisition Corp. and Forbion 1 Management B.V. as the Stockholders’ Agent (with certain confidential information deleted therefrom). (Filed as an exhibit to Form 10-Q for the quarter ended March 31, 2011 on May 10, 2011 and incorporated herein by reference.)

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

4.18
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

4.23
Officers’ Certificate of Amgen Inc., dated as of June 30, 2011, including forms of the Company’s 2.30% Senior Notes due 2016, 4.10% Senior Notes due 2021 and 5.65% Senior Notes due 2042. (Filed as an exhibit to Form 8-K on June 30, 2011 and incorporated herein by reference.)

10.1+	Amgen Inc. 2009 Equity Incentive Plan. (Filed as Appendix A to Amgen Inc.’s Proxy Statement on March 26, 2009 and incorporated herein by reference.)

10.2+
Form of Stock Option Agreement for the Amgen Inc. 2009 Equity Incentive Plan. (As Amended on March 2, 2011.) (Filed as an exhibit to Form 10-Q for the quarter ended March 31, 2011 on May 10, 2011 and incorporated herein by reference.)

10.3+
Form of Restricted Stock Unit Agreement for the Amgen Inc. 2009 Equity Incentive Plan. (As Amended on March 2, 2011.) (Filed as an exhibit to Form 10-Q for the quarter ended March 31, 2011 on May 10, 2011 and incorporated herein by reference.)

10.4+
Amgen Inc. 2009 Performance Award Program. (As Amended and Restated on December 4, 2009.) (Filed as an exhibit to Form 10-K for the year ended December 31, 2009 on March 1, 2010 and incorporated herein by reference.)

10.5+
Form of Performance Unit Agreement for the Amgen Inc. 2009 Performance Award Program. (As Amended on March 2, 2011.) (Filed as an exhibit to Form 10-Q for the quarter ended March 31, 2011 on May 10, 2011 and incorporated herein by reference.)

10.6+	Amgen Inc. 2009 Director Equity Incentive Program. (Filed as an exhibit to Form 8-K on May 8, 2009 and incorporated herein by reference.)

10.7+
Form of Grant of Non-Qualified Stock Option Agreement and Restricted Stock Unit Agreement for the Amgen Inc. 2009 Director Equity Incentive Program. (Filed as an exhibit to Form 8-K on May 8, 2009 and incorporated herein by reference.)

Exhibit No.	Description
10.8+
Amgen Supplemental Retirement Plan. (As Amended and Restated effective January 1, 2009.) (Filed as an exhibit to Form 10-Q for the quarter ended September 30, 2008 on November 7, 2008 and incorporated herein by reference.)

10.9+*	First Amendment to the Amgen Supplemental Retirement Plan, effective April 11, 2011.

10.10+
Amended and Restated Amgen Change of Control Severance Plan. (As Amended and Restated effective December 9, 2010 and subsequently amended effective March 2, 2011.) (Filed as an exhibit to Form 10-Q for the quarter ended March 31, 2011 on May 10, 2011 and incorporated herein by reference.)

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

10.13+	First Amendment to the Amgen Inc. Executive Nonqualified Retirement Plan. (Filed as an exhibit to Form 10-Q for the quarter ended June 30, 2010 on August 9, 2010 and incorporated herein by reference.)

10.14+
Amgen Nonqualified Deferred Compensation Plan. (As Amended and Restated effective January 1, 2009.) (Filed as an exhibit to Form 10-Q for the quarter ended September 30, 2008 on November 7, 2008 and incorporated herein by reference.)

10.15+*	First Amendment to the Amgen Nonqualified Deferred Compensation Plan, effective April 11, 2011.

10.16+	2002 Special Severance Pay Plan for Amgen Employees. (Filed as an exhibit to Form 10-Q for the quarter ended June 30, 2002 on August 13, 2002 and incorporated herein by reference.)

10.17+
Agreement between Amgen Inc. and Mr. Jonathan M. Peacock, dated July 5, 2010. (Filed as an exhibit to Form 10-Q for the quarter ended September 30, 2010 on November 8, 2010 and incorporated herein by reference.)

10.18	Consulting Agreement, effective February 1, 2011, between Amgen Inc. and Mr. George Morrow. (Filed as an exhibit to Form 8-K on October 22, 2010 and incorporated herein by reference).

10.19
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

10.22
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

10.23	Amendment No. 12 to the Shareholders’ Agreement, dated January 31, 2001. (Filed as an exhibit to Form 10-Q for the quarter ended June 30, 2005 on August 8, 2005 and incorporated herein by reference.)

10.24
Amendment No. 13 to the Shareholders’ Agreement, dated June 28, 2007 (with certain confidential information deleted therefrom). (Filed as an exhibit to Form 10-Q for the quarter ended June 30, 2007 on August 9, 2007 and incorporated herein by reference.)

10.25
Product License Agreement, dated September 30, 1985, and Technology License Agreement, dated September 30, 1985, between Kirin-Amgen, Inc. and Ortho Pharmaceutical Corporation. (Filed as an exhibit to Form 10-Q for the quarter ended June 30, 2000 on August 1, 2000 and incorporated herein by reference.)

10.26
Research, Development Technology Disclosure and License Agreement: PPO, dated January 20, 1986, by and between Kirin Brewery Co., Ltd. and Amgen Inc. (Filed as an exhibit to Amendment No. 1 to Form S-1 Registration Statement on March 11, 1986 and incorporated herein by reference.)

Exhibit No.	Description
10.27
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

10.32
Description of Amendment No. 1 to Amended and Restated Promotion Agreement, effective as of July 8, 2003, among Wyeth, Amgen Inc. and Immunex Corporation (with certain confidential information deleted therefrom). (Filed as an exhibit to Form 10-K for the year ended December 31, 2003 on March 11, 2004 and incorporated herein by reference.)

10.33
Description of Amendment No. 2 to Amended and Restated Promotion Agreement, effective as of April 20, 2004, by and among Wyeth, Amgen Inc. and Immunex Corporation. (Filed as an exhibit to Form S-4/A on June 29, 2004 and incorporated herein by reference.)

10.34
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

10.47*
Integrated Facilities Management Services Agreement, dated February 4, 2009 between Amgen Inc. and Jones Lang LaSalle Americas, Inc. (with certain confidential information deleted therefrom) (Previously filed as an exhibit to Form 10-K for the year ended December 31, 2008 on February 27, 2009.), as amended by Amendment Number 1 dated March 31, 2010, Amendment Number 2 dated May 12, 2011 (as corrected by the Letter Agreement), and Letter Agreement dated July 19, 2011 (with certain confidential information deleted therefrom).

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

10.53
Underwriting Agreement, dated June 27, 2011, by and among the Company and Barclays Capital Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Morgan Stanley & Co. LLC, as representatives of the several underwriters named therein. (Filed as an exhibit to Form 8-K on June 30, 2011 and incorporated herein by reference.)

31*	Rule 13a-14(a) Certifications.

32**	Section 1350 Certifications.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

Exhibit No.	Description
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase.

(*	=	filed herewith)

(**	=	furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended)

(+	=	management contract or compensatory plan or arrangement)