Form 10-Q
period 2011-09-30
AMGEN INC
filed 2011-11-04
CIK 318154

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of October 26, 2011, the registrant had 876,544,275 shares of common stock, $0.0001 par value, outstanding.

AMGEN INC.

i

PART I — FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

AMGEN INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share data)

(Unaudited)

	$10,900	$10,900	$10,900	$10,900
	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenues:
Product sales	$3,877	$3,759	$11,388	$10,900
Other revenues	67	57	221	312

Total revenues	3,944	3,816	11,609	11,212

Operating expenses:
Cost of sales (excludes amortization of certain acquired intangible assets presented separately)	605	587	1,771	1,648
Research and development	761	719	2,316	2,040
Selling, general and administrative	1,125	957	3,278	2,827
Amortization of certain acquired intangible assets	74	74	221	221
Other	854	—	873	(1)

Total operating expenses	3,419	2,337	8,459	6,735

Operating income	525	1,479	3,150	4,477

Interest expense, net	158	150	415	442
Interest and other income, net	87	105	364	283

Income before income taxes	454	1,434	3,099	4,318

Provision for income taxes	—	198	350	713

Net income	$454	$1,236	$2,749	$3,605

Earnings per share:
Basic	$0.50	$1.29	$2.98	$3.73
Diluted	$0.50	$1.28	$2.96	$3.71

Shares used in calculation of earnings per share:
Basic	907	958	922	966
Diluted	914	962	930	971

Dividends paid per share	$0.28	$—	$0.28	$—

See accompanying notes.

AMGEN INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except per share data)

(Unaudited)

	September 30,	September 30,
	September 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$3,891	$3,287
Marketable securities	13,785	14,135
Trade receivables, net	2,725	2,335
Inventories	2,357	2,022
Other current assets	1,672	1,350

Total current assets	24,430	23,129

Property, plant and equipment, net	5,391	5,522
Intangible assets, net	2,683	2,230
Goodwill	11,768	11,334
Other assets	1,493	1,271

Total assets	$45,765	$43,486

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$734	$716
Accrued liabilities	4,197	3,366
Commercial paper borrowings	300	—
Current portion of long-term debt	84	2,488

Total current liabilities	5,315	6,570

Long-term debt	13,881	10,874
Other non-current liabilities	3,016	2,098

Contingencies and commitments

Stockholders’ equity:
Common stock and additional paid-in capital; $0.0001 par value; 2,750 shares authorized; outstanding - 879 shares in 2011 and 932 shares in 2010	27,602	27,299
Accumulated deficit	(4,167)	(3,508)
Accumulated other comprehensive income	118	153

Total stockholders’ equity	23,553	23,944

Total liabilities and stockholders’ equity	$45,765	$43,486

See accompanying notes.

AMGEN INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Nine months ended September 30,
	2011	2010
Cash flows from operating activities:
Net income	$2,749	$3,605
Depreciation and amortization	799	756
Stock-based compensation expense	245	248
Other items, net	31	119
Changes in operating assets and liabilities, net of acquisitions:
Trade receivables, net	(386)	(317)
Inventories	(273)	164
Other assets	(78)	(90)
Accounts payable	(5)	185
Accrued income taxes	(329)	(802)
Other accrued liabilities	782	(89)

Net cash provided by operating activities	3,535	3,779

Cash flows from investing activities:
Purchases of property, plant and equipment	(343)	(398)
Cash paid for acquisitions, net of cash acquired	(701)	—
Purchases of marketable securities	(18,481)	(11,620)
Proceeds from sales of marketable securities	18,373	8,001
Proceeds from maturities of marketable securities	575	430
Other	11	(74)

Net cash used in investing activities	(566)	(3,661)

Cash flows from financing activities:
Repurchases of common stock	(3,017)	(2,594)
Repayment of debt	(2,500)	—
Dividends paid	(255)	—
Net proceeds from issuance of debt	2,973	2,471
Net proceeds from issuance of commercial paper	300	—
Other	134	72

Net cash used in financing activities	(2,365)	(51)

Increase in cash and cash equivalents	604	67

Cash and cash equivalents at beginning of period	3,287	2,884

Cash and cash equivalents at end of period	$3,891	$2,951

See accompanying notes.

AMGEN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

(Unaudited)

1. Summary of significant accounting policies

Business

Amgen Inc. (including its subsidiaries, referred to as “Amgen,” “the Company,” “we,” “our” or “us”) is a global biotechnology medicines company that discovers, develops, manufactures and markets medicines for grievous illnesses. We concentrate on innovating novel medicines based on advances in cellular and molecular biology, and we operate in one business segment: human therapeutics.

Basis of presentation

The financial information for the three and nine months ended September 30, 2011 and 2010, is unaudited but includes all adjustments (consisting of only normal recurring adjustments, unless otherwise indicated), which Amgen considers necessary for a fair presentation of its condensed consolidated results of operations for those periods. Interim results are not necessarily indicative of results for the full fiscal year.

The condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and the notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2010, and our Quarterly Reports on Form 10-Q for the periods ended March 31, 2011, and June 30, 2011.

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

In October 2009, a new accounting standard was issued that amends the guidance on the accounting for arrangements involving the delivery of more than one element. This standard addresses the determination of the unit(s) of accounting for multiple-element arrangements and how the arrangement’s consideration should be allocated to each unit of accounting. The Company adopted this new accounting standard on a prospective basis for all multiple-element arrangements entered into on or after January 1, 2011, and for any multiple-element arrangements that were entered into prior to January 1, 2011, but materially modified on or after January 1, 2011.

Pursuant to the new standard, each required deliverable is evaluated to determine whether it qualifies as a separate unit of accounting. For Amgen this determination is generally based on whether the deliverable has “stand-alone value” to the customer. The arrangement’s consideration is then allocated to each separate unit of accounting based on the relative selling price of each deliverable. The estimated selling price of each deliverable is determined using the following hierarchy of values: (i) vendor-specific objective evidence of fair value, (ii) third-party evidence of selling price and (iii) best estimate of selling price (BESP). The BESP reflects our best estimate of what the selling price would be if the deliverable was regularly sold by us on a stand-alone basis. We expect, in general, to use the BESP for allocating consideration to each deliverable. In general, the consideration allocated to each unit

AMGEN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

of accounting is then recognized as the related goods or services are delivered, limited to the consideration that is not contingent upon future deliverables.

For multiple-element arrangements entered into prior to January 1, 2011, and not materially modified thereafter, we continue to apply our prior accounting policy with respect to such arrangements. Under this policy, in general, revenue from non-refundable, up-front fees related to intellectual property rights/licenses where we have continuing involvement is recognized ratably over the estimated period of ongoing involvement because there is no objective and reliable evidence of fair value for any undelivered item to allow the delivered item to be considered a separate unit of accounting. This requirement with respect to the fair value of undelivered items was eliminated in the newly issued accounting standard. In general, the consideration with respect to the other deliverables is recognized when the goods or services are delivered.

Under all of our multiple-element arrangements, consideration associated with at risk substantive performance milestones is recognized as revenue upon the achievement of the related milestone, as defined in the respective agreements.

The impact of adopting this new accounting standard is dependent on the terms and conditions of any future arrangements that we may enter into that include multiple-deliverables. However, its adoption is not expected to have a material impact on our consolidated results of operations or financial position. The primary impact of adopting the new accounting standard is expected to be the earlier recognition of revenue associated with delivering rights to the underlying intellectual property.

The adoption of this accounting standard did not have a material impact on our condensed consolidated results of operations for the three and nine months ended September 30, 2011, or on our financial position as of September 30, 2011. Our consolidated results of operations for the year ended December 31, 2010, or our financial position as of December 31, 2010, also would not have been materially impacted if the accounting standard had been adopted on January 1, 2010.

Inventories

Inventories are stated at the lower of cost or market. Cost, which includes amounts related to materials, labor and overhead, is determined in a manner that approximates the first-in, first-out method. Cost also includes the Puerto Rico excise tax related to our manufacturing operations in Puerto Rico enacted in 2011.

Property, plant and equipment, net

Property, plant and equipment is recorded at historical cost, net of accumulated depreciation and amortization of $5.6 billion and $5.2 billion as of September 30, 2011, and December 31, 2010, respectively.

Business combinations

Business combinations are accounted for using the acquisition method of accounting. Under the acquisition method, assets acquired, including (i) in-process research and development (IPR&D) projects and (ii) liabilities assumed, are recorded at their respective fair values as of the acquisition date in our condensed consolidated financial statements. The excess of the fair value of consideration transferred over the fair value of the net assets acquired is recorded as goodwill. Contingent consideration obligations incurred in connection with a business combination are recorded at their fair values on the acquisition date and remeasured at their fair values each subsequent reporting period until the related contingencies are resolved. The resulting changes in fair values are recorded in earnings. See Note 2, Business combinations, and Note 10, Fair value measurement.

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

2. Business combinations

BioVex Group, Inc.

On March 4, 2011, we acquired all of the outstanding stock of BioVex Group, Inc. (BioVex), a privately held biotechnology company developing treatments for cancer and for the prevention of infectious disease, including talimogene laherparepvec (formerly referred to as OncoVEXGM-CSF), a novel oncolytic vaccine then in phase 3 clinical development for the treatment of melanoma and head and neck cancer. This transaction, which was accounted for as a business combination, provides us with an opportunity to expand our efforts to bring novel therapeutics to market. Upon its acquisition, BioVex became a wholly owned subsidiary of Amgen, and accordingly, its operations have been included in our condensed consolidated financial statements commencing on the acquisition date.

The aggregate acquisition date consideration to acquire BioVex consisted of (in millions):

Cash paid to former shareholders of BioVex	$407
Fair value of contingent consideration obligations	190

Total consideration	$597

The cash consideration reflects a reduction in the purchase price related to changes in working capital and excludes amounts that have been and may be paid to the employees of BioVex who became Amgen employees upon the acquisition, including $7 million paid to settle unvested employee options to acquire stock in BioVex, which we expensed at the acquisition date.

In connection with this acquisition, we are obligated to make additional payments to the former shareholders of BioVex of up to $575 million contingent upon the achievement of certain regulatory and sales milestones with regard to talimogene laherparepvec, including the filing of a Biologics License Application (BLA) with the U.S. Food and Drug Administration (FDA); the first commercial sale in each of the United States and the European Union (EU) following receipt of marketing approval, which includes use of the product in specified patient populations; and upon achieving specified levels of sales. The estimated aggregate fair value of the contingent consideration obligations as of the acquisition date of $190 million was determined using a combination of valuation techniques. The contingent consideration obligations to make regulatory milestone payments were valued based on assumptions regarding the probability of achieving the milestones and making the related payments, with such amounts discounted to present value. The contingent consideration obligations to make sales milestone payments were valued based on assumptions regarding the probability of achieving specified product sales thresholds to determine the required payments, with such amounts discounted to present value.

AMGEN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We allocated the total consideration to the acquisition date fair values of assets acquired and liabilities assumed as follows (in millions):

$597

Intangible assets — IPR&D	$675
Goodwill	170
Deferred tax liabilities	(246)
Other assets (liabilities) acquired, net	(2)

Total consideration	$597

Intangible assets are composed of the estimated fair value of acquired IPR&D related to talimogene laherparepvec. The estimated fair value was determined using a probability-weighted income approach, which discounts expected future cash flows to present value. The estimated net cash flows were discounted to present value using a discount rate of 11%, which is based on the estimated weighted-average cost of capital for companies with characteristics similar to those of BioVex. This is comparable to the estimated internal rate of return on BioVex operations and represents the rate that market participants would use to value the intangible assets. The projected cash flows from talimogene laherparepvec were based on certain key assumptions, including estimates of future revenue and expenses and taking into account the stage of development of talimogene laherparepvec at the acquisition date, the time and resources needed to complete development and the probabilities of obtaining marketing approval from the FDA and other regulatory agencies. IPR&D intangible assets acquired in a business combination are considered to be indefinite-lived until the completion or abandonment of the associated R&D efforts.

The excess of the acquisition date consideration over the fair values assigned to the assets acquired and the liabilities assumed of $170 million was recorded as goodwill, which is not deductible for tax purposes. Goodwill is attributable primarily to the deferred tax consequences of acquired IPR&D recorded for financial statement purposes.

Other acquisitions

During the nine months ended September 30, 2011, we also acquired the businesses described below, which were accounted for as business combinations; and accordingly, their operations have been included in our condensed consolidated financial statements commencing on their respective acquisition dates.

On April 7, 2011, we acquired all of the outstanding stock of Laboratorio Quimico Farmaceutico Bergamo Ltda (Bergamo), a privately-held Brazilian pharmaceutical company. Upon its acquisition, Bergamo became a wholly owned subsidiary of Amgen.

On May 16, 2011, we acquired a manufacturing facility in Dun Laoghaire, Ireland, from Pfizer (Dun Laoghaire). Under the terms of the agreement, most staff at the facility became Amgen employees, and we will manufacture certain products for Pfizer at the facility for an interim period.

On June 15, 2011, we reacquired rights to distribute certain of our products in the Brazilian pharmaceutical market upon the acquisition of certain business operations from Hypermarcas.

The aggregate acquisition date consideration for these businesses was approximately $453 million, composed primarily of cash paid to the former owners of the businesses. The aggregate acquisition date consideration was allocated to (i) goodwill of $281 million; (ii) property, plant and equipment of $99 million; (iii) amortizable intangible assets composed primarily of licenses to distribute products and customer contracts of $65 million; and (iv) other assets, net of $8 million. The purchase price allocations for the Bergamo and Hypermarcas transactions are preliminary and will be finalized upon collection of information regarding the fair values of assets and liabilities acquired. Goodwill resulting from these acquisitions is attributable primarily to the benefits of immediate, direct access to the Brazilian market for expediting our international expansion efforts and geographic diversification to assist in risk mitigation efforts related to our manufacturing operations.

Pro forma supplemental condensed consolidated results of operations that assumes the acquisitions of BioVex, Bergamo, Dun Laoghaire and Hypermarcas occurred on January 1, 2011 and 2010, is not provided because the impact would not be material to our condensed consolidated results of operations either individually or in the aggregate.

In addition to the increase in goodwill for the acquisitions of the businesses discussed above, goodwill decreased by $17 million for the three and nine months ended September 30, 2011, due to changes in foreign currency exchange rates.

AMGEN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Income taxes

The effective tax rates for the three and nine months ended September 30, 2011 and 2010, are different from the federal statutory rate primarily as a result of indefinitely invested earnings of our foreign operations. We do not provide for U.S. income taxes on undistributed earnings of our foreign operations that are intended to be invested indefinitely outside the United States. The effective tax rates for the three and nine months ended September 30, 2011, were also reduced by foreign tax credits associated with the Puerto Rico excise tax described below. In addition, our tax provision for the three months ended September 30, 2011, was impacted by changes to our income before income taxes due to the legal settlement charge.

Commencing January 1, 2011, Puerto Rico imposes a temporary excise tax on the acquisition of goods and services from a related manufacturer in Puerto Rico (the Puerto Rico excise tax). This excise tax is currently scheduled to expire in 2016. We account for the excise tax as a manufacturing cost that is capitalized in inventory and expensed in cost of sales when the related products are sold. For U.S. income tax purposes, the excise tax results in foreign tax credits that are generally recognized in our provision for income taxes in the year in which the excise tax is accrued.

One or more of our legal entities file income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and certain foreign jurisdictions. Our income tax returns are routinely audited by the tax authorities in those jurisdictions. Significant disputes may arise with these tax authorities involving issues of the timing and amount of deductions, the use of tax credits and allocations of income among various tax jurisdictions because of differing interpretations of tax laws and regulations. We are no longer subject to U.S. federal income tax examinations for years ended on or before December 31, 2006, or to California state income tax examinations for years ended on or before December 31, 2003.

The Internal Revenue Service (IRS) is currently examining our U.S. income tax returns for the years ended December 31, 2007 through 2009. As of September 30, 2011, the Company and the IRS have agreed to certain transfer pricing adjustments for the years under examination, and the Company has, accordingly, adjusted its liability for unrecognized tax benefits (UTBs). The remainder of this examination is expected to be completed in 2012.

During the three and nine months ended September 30, 2011, the gross amount of our UTBs increased by approximately $70 million and $212 million, respectively, as a result of tax positions taken during the current year. During the nine months ended September 30, 2011, the gross amount of our UTBs decreased by approximately $221 million as a result of resolving certain transfer pricing matters related to a prior year. Substantially all of the UTBs as of September 30, 2011, if recognized, would affect our effective tax rate.

AMGEN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Earnings per share

The computation of basic earnings per share (EPS) is based on the weighted-average number of our common shares outstanding. The computation of diluted EPS is based on the weighted-average number of our common shares outstanding and dilutive potential common shares. Dilutive potential common shares principally include: shares that may be issued under our stock option, restricted stock and performance unit awards; our outstanding Convertible Notes (see Note 8, Financing arrangements), as discussed below; and our outstanding warrants (collectively “dilutive securities”). The convertible note hedges purchased in connection with the issuance of our convertible notes are excluded from the calculation of diluted EPS because their impact is always anti-dilutive.

Upon conversion of our convertible notes, the principal amount would be settled in cash, and the excess of the conversion value, as defined, over the principal amount may be settled in cash and/or shares of our common stock. Therefore, only the shares of our common stock potentially issuable with respect to the excess of the notes’ conversion value over their principal amount, if any, are considered as dilutive potential common shares for purposes of calculating diluted EPS. For the three and nine months ended September 30, 2011 and 2010, the conversion values for our convertible notes were less than the related principal amounts and, accordingly, no shares were assumed to be issued for purposes of computing diluted EPS.

The computation for basic and diluted EPS was as follows (in millions, except per-share data):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Income (Numerator):
Net income for basic and diluted EPS	$454	$1,236	$2,749	$3,605

Shares (Denominator):
Weighted-average shares for basic EPS	907	958	922	966
Effect of dilutive securities	7	4	8	5

Weighted-average shares for diluted EPS	914	962	930	971

Basic EPS	$0.50	$1.29	$2.98	$3.73
Diluted EPS	$0.50	$1.28	$2.96	$3.71

For the three and nine months ended September 30, 2011, there were employee stock options, calculated on a weighted-average basis, to purchase 33 million and 34 million shares of our common stock, respectively, with exercise prices greater than the average market prices of our common stock for these periods that are not included in the computation of diluted EPS because their impact would have been anti-dilutive. For both the three and nine months ended September 30, 2010, there were employee stock options, calculated on a weighted-average basis, to purchase 44 million shares of our common stock with exercise prices greater than the average market prices of our common stock for these periods that are not included in the computation of diluted EPS because their impact would have been anti-dilutive. In addition, shares of our common stock that may be issued upon exercise of our warrants are not included in the computation of diluted EPS for any of the periods presented above because their impact would have been anti-dilutive.

AMGEN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Cost savings initiatives

Manufacturing operations in Fremont, California

As part of our continuing efforts to optimize our network of manufacturing facilities and improve cost efficiencies, on January 18, 2011, we entered into an agreement whereby Boehringer Ingelheim (BI) agreed to acquire all of our rights in and substantially all assets at our manufacturing operations located in Fremont, California. The transaction was approved by Amgen’s Board of Directors in December 2010 and closed in March 2011. In connection with the closing of this transaction, BI has assumed our obligations under the facility’s operating lease agreements and has entered into an agreement to manufacture certain quantities of our marketed product Vectibix® for us at this facility through December 31, 2012 (the supply period).

Due to the lack of sufficient initial investment by BI in the acquisition of this facility and our ongoing involvement with these operations, the transaction did not meet the accounting requirements to be treated as a sale involving real estate. As a result, the related assets continue to be carried on our Condensed Consolidated Balance Sheets.

We considered the transaction with BI to be a potential indicator of impairment, and accordingly, we performed an impairment analysis of the carrying values of the related fixed assets as of December 31, 2010. Based on this analysis, we determined that no future economic benefit would be received from a manufacturing line at the facility that had not yet been completed. As a result, we wrote off its entire carrying value, which aggregated $118 million during the three months ended December 31, 2010.

The carrying values of the remaining fixed assets, aggregating approximately $133 million at December 31, 2010, were determined to be fully recoverable. However, as a result of this transaction, we reduced the estimated remaining useful lives of these fixed assets to coincide with the supply period. During the three and nine months ended September 30, 2011, we recorded incremental depreciation of approximately $10 million and $31 million, respectively, in excess of what otherwise would have been recorded. In addition, due to the assignment to BI of the obligations under certain of the facility’s operating leases, we recorded charges of approximately $23 million during the nine months ended September 30, 2011, with respect to the lease period beyond the end of the supply period. These amounts are recorded in Cost of sales (excludes amortization of certain acquired intangible assets presented separately) in the Condensed Consolidated Statements of Income.

Other

As part of our continuing efforts to improve cost efficiencies in our operations, we also recorded certain charges, primarily severance-related, aggregating approximately $68 million and $79 million during the three and nine months ended September 30, 2011, respectively, which are included in Other operating expenses in the Condensed Consolidated Statements of Income.

AMGEN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Available-for-sale investments

The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair values of available-for-sale investments by type of security were as follows (in millions):

Type of security as of September 30, 2011	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
U.S. Treasury securities	$4,225	$62	$(2)	$4,285
Other government related debt securities:
Obligations of U.S. government agencies and FDIC guaranteed bank debt	1,634	27	(1)	1,660
Foreign and other	476	15	—	491
Corporate debt securities:
Financial	2,399	37	(12)	2,424
Industrial	3,004	71	(25)	3,050
Other	304	7	(2)	309
Mortgage and asset backed securities	1,565	8	(7)	1,566
Money market mutual funds	3,519	—	—	3,519

Total debt security investments	17,126	227	(49)	17,304
Equity securities	45	—	(5)	40

Total available-for-sale investments	$17,171	$227	$(54)	$17,344

Type of security as of December 31, 2010	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
U.S. Treasury securities	$5,044	$50	$(14)	$5,080
Other government related debt securities:
Obligations of U.S. government agencies and FDIC guaranteed bank debt	2,158	51	(1)	2,208
Foreign and other	837	16	(1)	852
Corporate debt securities:
Financial	2,252	53	(9)	2,296
Industrial	2,441	71	(5)	2,507
Other	307	10	(1)	316
Mortgage and asset backed securities	841	5	(5)	841
Money market mutual funds	3,030	—	—	3,030
Other short-term interest bearing securities	147	—	—	147

Total debt security investments	17,057	256	(36)	17,277
Equity securities	50	—	(2)	48

Total available-for-sale investments	$17,107	$256	$(38)	$17,325

AMGEN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The fair values of available-for-sale investments by classification in the Condensed Consolidated Balance Sheets were as follows (in millions):

Classification in the Condensed Consolidated Balance Sheets	September 30, 2011	December 31, 2010
Cash and cash equivalents	$3,519	$3,142
Marketable securities	13,785	14,135
Other assets — noncurrent	40	48

Total available-for-sale investments	$17,344	$17,325

Cash and cash equivalents in the table above excludes cash of $372 million and $145 million as of September 30, 2011, and December 31, 2010, respectively.

The fair values of available-for-sale debt security investments by contractual maturity were as follows (in millions):

Contractual maturity	September 30, 2011	December 31, 2010
Maturing in one year or less	$3,971	$4,118
Maturing after one year through three years	6,061	6,736
Maturing after three years through five years	6,219	5,812
Maturing after five years	1,053	611

Total debt security investments	$17,304	$17,277

For the three months ended September 30, 2011 and 2010, realized gains totaled $32 million and $34 million, respectively, and realized losses totaled $12 million and $11 million, respectively. For the nine months ended September 30, 2011 and 2010, realized gains totaled $169 million and $92 million, respectively, and realized losses totaled $25 million and $14 million, respectively. The cost of securities sold is based on the specific identification method.

The primary objective of our investment portfolio is to enhance overall returns in an efficient manner while maintaining safety of principal, prudent levels of liquidity and acceptable levels of risk. Our investment policy limits debt security investments to certain types of debt and money market instruments issued by institutions with primarily investment-grade credit ratings and places restrictions on maturities and concentration by type and issuer.

We review our available-for-sale investments for other-than-temporary declines in fair value below our cost basis each quarter and whenever events or changes in circumstances indicate that the cost basis of an asset may not be recoverable. This evaluation is based on a number of factors, including the length of time and the extent to which the fair value has been below our cost basis and adverse conditions related specifically to the security, including any changes to the credit rating of the security by a rating agency. As of September 30, 2011, and December 31, 2010, we believe the cost bases for our available-for-sale investments were recoverable in all material respects.

7. Inventories

Inventories consisted of the following (in millions):

	September 30, 2011	December 31, 2010
Raw materials	$155	$128
Work in process	1,720	1,382
Finished goods	482	512

Total inventories	$2,357	$2,022

AMGEN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Financing arrangements

The carrying values and the fixed contractual coupon rates of our long-term debt were as follows (dollar amounts in millions):

	September 30, 2011	December 31, 2010
0.125% convertible notes due 2011 (2011 Convertible Notes)	$—	$2,488
0.375% convertible notes due 2013 (2013 Convertible Notes)	2,312	2,213
4.85% notes due 2014 (2014 Notes)	1,000	1,000
2.30% notes due 2016 (2016 Notes)	748	—
5.85% notes due 2017 (2017 Notes)	1,099	1,099
6.15% notes due 2018 (2018 Notes)	499	499
5.70% notes due 2019 (2019 Notes)	998	998
4.50% notes due March 2020 (March 2020 Notes)	300	300
3.45% notes due October 2020 (October 2020 Notes)	897	897
4.10% notes due 2021 (2021 Notes)	998	—
6.375% notes due 2037 (2037 Notes)	899	899
6.90% notes due 2038 (2038 Notes)	499	499
6.40% notes due 2039 (2039 Notes)	996	996
5.75% notes due 2040 (2040 Notes)	697	696
4.95% notes due 2041 (2041 Notes)	595	595
5.65% notes due 2042 (2042 Notes)	1,244	—
Other notes including our zero coupon convertible notes	184	183

Total debt	13,965	13,362
Less current portion	(84)	(2,488)

Total non-current debt	$13,881	$10,874

The holders of our zero coupon convertible notes due in 2032 have the right to put the debt to us for repayment on March 1, 2012. Accordingly, the debt is classified as a current liability as of September 30, 2011.

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

Debt issuances

In June 2011, we issued $750 million principal amount of notes due in 2016 (the 2016 Notes), $1.0 billion principal amount of notes due in 2021 (the 2021 Notes) and $1.25 billion principal amount of notes due in 2042 (the 2042 Notes) in a registered offering. The 2016 Notes, 2021 Notes and 2042 Notes pay interest at fixed annual rates of 2.30%, 4.10% and 5.65%, respectively. These notes may be redeemed at any time at our option, in whole or in part, at the principal amount of the notes being redeemed plus accrued interest and a “make-whole” amount, as defined. In the event of a change in control triggering event, as defined, we may be required to purchase all or a portion of these notes at a price equal to 101% of the principal amount of the notes plus accrued interest. Debt issuance costs incurred in connection with the issuance of this debt totaling approximately $17 million are being amortized over the respective lives of the notes, and the related charge is included in Interest expense, net, in the Condensed Consolidated Statements of Income.

Commercial paper borrowings

In addition to our long-term borrowings, at September 30, 2011, we had $300 million outstanding under our commercial paper

AMGEN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

program at an annual effective weighted-average interest rate of 0.3075%.

Shelf registration statement

In March 2011, we filed a shelf registration statement with the U.S. Securities and Exchange Commission (SEC) to replace an existing shelf registration statement that was scheduled to expire in April 2011. This shelf registration allows us to issue unspecified amounts of debt securities; common stock; preferred stock; warrants to purchase debt securities, common stock, preferred stock or depository shares; rights to purchase common stock or preferred stock; securities purchase contracts; securities purchase units; and depository shares. Under this registration statement, all of the securities available for issuance may be offered from time to time with terms to be determined at the time of issuance. This shelf registration expires in March 2014.

9. Stockholders’ equity

Activity under our stock repurchase program was as follows (in millions):

	$3,153	$3,153	$3,153	$3,153
	2011		2010
	Shares	Dollars	Shares	Dollars
First quarter	—	$—	29.1	$1,684
Second quarter	12.9	732	10.3	616
Third quarter	45.4	2,421	6.6	364

Total stock repurchases	58.3	$3,153	46.0	$2,664

In April 2011, the Board of Directors authorized us to repurchase up to an additional $5.0 billion of our common stock under our stock repurchase program. On October 13, 2011, the Board of Directors increased the total authorization for repurchases of our common stock under our stock repurchase program by $6.1 billion to $10.0 billion.

On July 28, 2011, the Board of Directors declared a quarterly cash dividend of $0.28 per share of common stock, which was paid on September 8, 2011. On October 13, 2011, the Board of Directors declared a quarterly cash dividend of $0.28 per share of common stock, which will be paid on December 8, 2011, to all stockholders of record as of the close of business on November 17, 2011.

AMGEN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Fair value measurement

To determine the fair value of our financial assets and liabilities we use valuation approaches within a hierarchy that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the inputs that market participants would use in pricing the asset or liability and are developed based on the best information available in the circumstances. The fair value hierarchy is divided into three levels based on the source of inputs as follows:

Level 1	—	Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access
Level 2	—	Valuations for which all significant inputs are observable, either directly or indirectly, other than level 1 inputs
Level 3	—	Valuations based on inputs that are unobservable and significant to the overall fair value measurement

The availability of observable inputs can vary among the various types of financial assets and liabilities. To the extent that the valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. In certain cases, the inputs used for measuring fair value may fall into different levels of the fair value hierarchy. In such cases, for financial statement disclosure purposes, the level in the fair value hierarchy within which the fair value measurement is categorized is based on the lowest level of input used that is significant to the overall fair value measurement.

The fair value of each major class of the Company’s financial assets and liabilities measured at fair value on a recurring basis was as follows (in millions):

Fair value measurement as of September 30, 2011 using:	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Available-for-sale securities:
U.S. Treasury securities	$4,285	$—	$—	$4,285
Other government related debt securities:
Obligations of U.S. government agencies and FDIC guaranteed bank debt	—	1,660	—	1,660
Foreign and other	—	491	—	491
Corporate debt securities:
Financial	—	2,424	—	2,424
Industrial	—	3,050	—	3,050
Other	—	309	—	309
Mortgage and asset backed securities	—	1,566	—	1,566
Money market mutual funds	3,519	—	—	3,519
Equity securities	40	—	—	40
Derivatives:
Foreign currency contracts	—	115	—	115
Interest rate swap contracts	—	381	—	381

Total assets	$7,844	$9,996	$—	$17,840

Liabilities:
Derivatives:
Foreign currency contracts	$—	$90	$—	$90
Contingent consideration obligations in connection with a business combination	—	—	199	199

Total liabilities	$—	$90	$199	$289

AMGEN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fair value measurement as of December 31, 2010 using:	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Available-for-sale securities:
U.S. Treasury securities	$5,080	$—	$—	$5,080
Other government related debt securities:
Obligations of U.S. government agencies and FDIC guaranteed bank debt	—	2,208	—	2,208
Foreign and other	—	852	—	852
Corporate debt securities:
Financial	—	2,296	—	2,296
Industrial	—	2,507	—	2,507
Other	—	316	—	316
Mortgage and asset backed securities	—	841	—	841
Money market mutual funds	3,030	—	—	3,030
Other short-term interest bearing securities	—	147	—	147
Equity securities	48	—	—	48
Derivatives:
Foreign currency contracts	—	154	—	154
Interest rate swap contracts	—	195	—	195

Total assets	$8,158	$9,516	$—	$17,674

Liabilities:
Derivatives:
Foreign currency contracts	$—	$103	$—	$103

Total liabilities	$—	$103	$—	$103

The fair values of our U.S. Treasury securities, money market mutual funds and equity securities are based on quoted market prices in active markets with no valuation adjustment.

Substantially all of our other government related and corporate debt securities are investment grade with maturity dates of five years or less. Our other government related debt securities portfolio is composed of securities with weighted-average credit ratings of AA+ by Standard & Poor’s (S&P) and AAA or equivalent by Moody’s Investors Service, Inc. (Moody’s) or Fitch, Inc. (Fitch); and our corporate debt securities portfolio has a weighted-average credit rating of A or equivalent by S&P, Moody’s or Fitch. We estimate the fair values of these securities by taking into consideration valuations obtained from third-party pricing services. The pricing services utilize industry standard valuation models, including both income- and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities; issuer credit spreads; benchmark securities; and other observable inputs.

Our mortgage and asset backed securities portfolio is composed entirely of senior tranches, with credit ratings of AAA or equivalent by S&P, Moody’s or Fitch. We estimate the fair values of these securities by taking into consideration valuations obtained from third-party pricing services. The pricing services utilize industry standard valuation models, including both income- and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities; issuer credit spreads; benchmark securities; prepayment/default projections based on historical data; and other observable inputs.

We value our other short-term interest bearing securities at amortized cost, which approximates fair value given their near term maturity dates.

Substantially all of our foreign currency forward and option derivatives contracts have maturities of three years or less and all are with counterparties that have a minimum credit ratings of A or equivalent by S&P, Moody’s or Fitch. We estimate the fair values of these contracts by taking into consideration valuations obtained from a third-party valuation service that utilizes an income-based industry standard valuation model for which all significant inputs are observable, either directly or indirectly. These inputs include quoted foreign currency spot rates, forward points, the London Interbank Offered Rate (LIBOR) and swap curves and obligor credit default swap rates. In addition, inputs for our foreign currency option contracts also include implied volatility measures. These inputs, where applicable, are at commonly quoted intervals. As of September 30, 2011, and December 31, 2010, we had open foreign currency forward contracts with notional amounts of $3.4 billion and $3.2 billion, respectively, and open foreign currency option contracts with notional amounts of $353 million and $398 million, respectively, that were primarily euro based and were designated as cash flow hedges. In addition, as of September 30, 2011, and December 31, 2010, we had $1.1 billion and $670 million, respectively,

AMGEN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

of open foreign currency forward contracts to reduce exposure to fluctuations in value of certain assets and liabilities denominated in foreign currencies that were primarily euro based and that were not designated as hedges. (See Note 11, Derivative instruments.)

Our interest rate swap contracts are with counterparties that have a minimum credit ratings of A or equivalent by S&P, Moody’s or Fitch. We estimate the fair values of these contracts by using an income-based industry standard valuation model for which all significant inputs are observable either directly or indirectly. These inputs include LIBOR and swap curves and obligor credit default swap rates. We had interest rate swap agreements with an aggregate notional amount of $3.6 billion as of September 30, 2011, and December 31, 2010, that were designated as fair value hedges. (See Note 11, Derivative instruments.)

Contingent consideration obligations in connection with a business combination result from our acquisition of BioVex in March 2011. The fair value measurements of these obligations are based on significant unobservable inputs, and accordingly, such amounts are considered Level 3 measurements. The fair values of these obligations from the acquisition date through September 30, 2011, increased by $9 million, and the resulting expense was recorded in Other operating expenses in the Condensed Consolidated Statements of Income. For a description of the valuation methodology and related assumptions used for estimating the fair values of these obligations, see Note 2, Business combinations.

There have been no transfers of assets or liabilities between the fair value measurement levels, and there were no material remeasurements to fair value during the nine months ended September 30, 2011 and 2010, of assets and liabilities that are not measured at fair value on a recurring basis.

Summary of the fair value of other financial instruments

Short-term assets and liabilities

The estimated fair values of cash equivalents, accounts receivable and accounts payable approximate their carrying values due to the short-term nature of these financial instruments.

Borrowings

We estimate the fair values of our convertible notes by using an income-based industry standard valuation model for which all significant inputs are observable either directly or indirectly, including benchmark yields adjusted for our credit risk (Level 2). The fair value of our convertible notes exclude their equity components and represent only the liability components of these instruments, as their equity components are included in Common stock and additional paid-in capital in the Condensed Consolidated Balance Sheets. We estimate the fair values of our other long-term notes by taking into consideration indicative prices obtained from a third party financial institution that utilizes industry standard valuation models, including both income- and market-based approaches, for which all significant inputs are observable either directly or indirectly. These inputs include reported trades of and broker/dealer quotes on the same or similar securities; credit spreads; benchmark yields; and other observable inputs (Level 2). As of September 30, 2011, and December 31, 2010, the aggregate fair values of our long-term debt were $16.0 billion and $14.5 billion, respectively, and the carrying values were $14.0 billion and $13.4 billion, respectively. The estimated fair values of our commercial paper borrowings approximate their carrying values due to their short-term nature.

AMGEN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Derivative instruments

The Company is exposed to foreign exchange rate and interest rate risks related to its business operations. These risks are managed through derivative instruments, including foreign currency forward, foreign currency option, forward interest rate and interest rate swap contracts to reduce our risk to these exposures. We do not use derivatives for speculative trading purposes.

We recognize our derivative instruments as either assets or liabilities at fair value in the Condensed Consolidated Balance Sheets (see Note 10, Fair value measurement). The accounting for changes in the fair value of a derivative instrument depends on whether it has been formally designated and qualifies as part of a hedging relationship under the applicable accounting standards and, further, on the type of hedging relationship. For derivatives formally designated as hedges, we assess both at inception and quarterly thereafter, whether the hedging derivatives are highly effective or not in offsetting changes in either the fair value or cash flows of the hedged item. Our derivatives that are not designated and do not qualify as hedges are adjusted to fair value through current earnings.

Cash flow hedges

We are exposed to possible changes in the values of certain anticipated foreign currency cash flows resulting from changes in foreign currency exchange rates, associated primarily with our euro denominated international product sales. Increases or decreases in the cash flows associated with our international product sales due to movements in foreign currency exchange rates are offset partially by the corresponding increases and decreases in our international operating expenses resulting from these foreign currency exchange rate movements. To further reduce our exposure to foreign currency exchange rate fluctuations on our international product sales, we enter into foreign currency forward and option contracts to hedge a portion of our projected international product sales primarily over a three-year time horizon, with, at any given point in time, a higher percentage of nearer-term projected product sales being hedged than in successive periods. As of September 30, 2011, and December 31, 2010, we had open foreign currency forward contracts with notional amounts of $3.4 billion and $3.2 billion, respectively, and open foreign currency option contracts with notional amounts of $353 million and $398 million, respectively. These foreign currency forward and option contracts, primarily euro based, have been designated as cash flow hedges, and accordingly, the effective portion of the unrealized gains and losses on these contracts are reported in Accumulated Other Comprehensive Income (AOCI) in the Condensed Consolidated Balance Sheets and reclassified to earnings in the same periods during which the hedged transactions affect earnings.

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

The effective portion of the unrealized gain/(loss) recognized in OCI for our derivative instruments designated as cash flow hedges was as follows (in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
Derivatives in cash flow hedging relationships	2011	2010	2011	2010
Foreign currency contracts	$105	$(238)	$(113)	$161
Forward interest rate contracts	—	(5)	—	(5)

Total	$105	$(243)	$(113)	$156

The location in the Condensed Consolidated Statements of Income and the effective portion of the gain/(loss) reclassified from AOCI into earnings for our derivative instruments designated as cash flow hedges was as follows (in millions):

	2011	2011	2011	2011	2011
		Three months ended		Nine months ended
		September 30,		September 30,
Derivatives in cash flow hedging relationships	Statements of Income location	2011	2010	2011	2010
Foreign currency contracts	Product sales	$(41)	$31	$(82)	$46
Forward interest rate contracts	Interest expense, net	(1)	(1)	(1)	(1)

Total		$(42)	$30	$(83)	$45

AMGEN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

No portions of our cash flow hedge contracts are excluded from the assessment of hedge effectiveness, and the ineffective portions of these hedging instruments were approximately $1 million of gain for both the three and nine months ended September 30, 2011. The ineffective portions of these hedging instruments were approximately $1 million of loss for both the three and nine months ended September 30, 2010. As of September 30, 2011, the amounts expected to be reclassified from AOCI into earnings over the next 12 months are approximately $1 million of losses on foreign currency forward and option contracts and approximately $1 million of losses on forward interest rate contracts.

Fair value hedges

To achieve a desired mix of fixed and floating interest rates on our long-term debt, we have entered into interest rate swap agreements, which qualify and have been designated as fair value hedges. The terms of these interest rate swap agreements correspond to the related hedged debt instruments and effectively convert a fixed interest rate coupon to a floating LIBOR-based coupon over the lives of the respective notes. The rates on these swaps range from LIBOR plus 0.3% to LIBOR plus 2.6%. We had interest rate swap agreements with aggregate notional amounts of $3.6 billion as of September 30, 2011, and December 31, 2010. The interest rate swap agreements as of September 30, 2011, and December 31, 2010, were for our notes due in 2014, 2017, 2018 and 2019. For derivative instruments that are designated and qualify as fair value hedges, the unrealized gain or loss on the derivative resulting from the change in fair value during the period as well as the offsetting unrealized loss or gain of the hedged item resulting from the change in fair value during the period attributable to the hedged risk is recognized in current earnings. For the three and nine months ended September 30, 2011, we included the unrealized losses on the hedged debt of $149 million and $186 million, respectively, in the same line item, Interest expense, net, in the Condensed Consolidated Statements of Income, as the offsetting unrealized gains of $149 million and $186 million, respectively, on the related interest rate swap agreements. For the three and nine months ended September 30, 2010, we included the unrealized losses on the hedged debt of $76 million and $200 million, respectively, in the same line item, Interest expense, net, in the Condensed Consolidated Statements of Income, as the offsetting unrealized gains of $76 million and $200 million, respectively, on the related interest rate swap agreements.

Derivatives not designated as hedges

We enter into foreign currency forward contracts that are not designated as hedging transactions to reduce our exposure to foreign currency fluctuations of certain assets and liabilities denominated in foreign currencies. These exposures are hedged on a month-to-month basis. As of September 30, 2011 and December 31, 2010, the total notional amounts of these foreign currency forward contracts, primarily euro based, were $1.1 billion and $670 million, respectively.

The location in the Condensed Consolidated Statements of Income and the amount of gain/(loss) recognized in earnings for the derivative instruments not designated as hedging instruments were as follows (in millions):

	September 30,	September 30,	September 30,	September 30,	September 30,
Derivatives not designated as hedging		Three months ended September 30,		Nine months ended September 30,
instruments	Statements of Income location	2011	2010	2011	2010
Foreign currency contracts	Interest and other income, net	$50	$(55)	$(10)	$21

The fair values of both derivatives designated as hedging instruments and derivatives not designated as hedging instruments included in the Condensed Consolidated Balance Sheets were as follows (in millions):

AMGEN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Derivative assets		Derivative liabilities
September 30, 2011	Balance Sheet location	Fair value	Balance Sheet location	Fair value
Derivatives designated as hedging instruments:
Interest rate swap contracts	Other current assets/Other non- current assets	$381	Accrued liabilities/Other non- current liabilities	$—
Foreign currency contracts	Other current assets/Other non- current assets	112	Accrued liabilities/Other non- current liabilities	87

Total derivatives designated as hedging instruments		493		87

Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	3	Accrued liabilities	3

Total derivatives not designated as hedging instruments		3		3

Total derivatives		$496		$90

	Derivative assets		Derivative liabilities
December 31, 2010	Balance Sheet location	Fair value	Balance Sheet location	Fair value
Derivatives designated as hedging instruments:
Interest rate swap contracts	Other current assets/Other non- current assets	$195	Accrued liabilities/Other non- current liabilities	$—
Foreign currency contracts	Other current assets/Other non- current assets	154	Accrued liabilities/Other non- current liabilities	103

Total derivatives designated as hedging instruments		349		103

Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	—	Accrued liabilities	—

Total derivatives not designated as hedging instruments		—		—

Total derivatives		$349		$103

Our derivative contracts that were in liability positions as of September 30, 2011, contain certain credit risk related contingent provisions that would be triggered if (i) we were to undergo a change in control and (ii) our or the surviving entity’s creditworthiness deteriorates, which is generally defined as having either a credit rating that is below investment grade or a materially weaker creditworthiness after the change in control. If these events were to occur, the counterparties would have the right, but not the obligation, to close the contracts under early-termination provisions. In such circumstances, the counterparties could request immediate settlement of these contracts for amounts that approximate the then current fair values of the contracts.

The cash flow effects of our derivatives contracts are included within Net cash provided by operating activities in the Condensed Consolidated Statements of Cash Flows.

AMGEN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Contingencies and commitments

In the ordinary course of business, we are involved in various legal proceedings and other matters, including those discussed in this Note, that are complex in nature and have outcomes that are difficult to predict. See Note 19, Contingencies and commitments to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2010, and Note 12, Contingencies and commitments to our condensed consolidated financial statements in our Quarterly Reports on Form 10-Q for the periods ended March 31, 2011, and June 30, 2011, for further discussion of certain of our legal proceedings and other matters.

We record accruals for loss contingencies to the extent that we conclude that it is probable that a liability has been incurred and the amount of the related loss can be reasonably estimated. We evaluate, on a quarterly basis, developments in legal proceedings and other matters that could cause an increase or decrease in the amount of the liability that has been accrued previously. As more fully described below, for the three months ended September 30, 2011, the Company recorded a charge of $780 million associated with the proposed settlement of the allegations arising out of the previously disclosed federal civil and criminal investigations pending in the U.S. Attorney’s Offices for the Eastern District of New York and the Western District of Washington. The charge is included in Other operating expenses in the Condensed Consolidated Statements of Income.

Our legal proceedings range from cases brought by a single plaintiff to a class action with thousands of putative class members. These legal proceedings, as well as other matters, involve various aspects of our business and a variety of claims (including but not limited to patent infringement, marketing, pricing and trade practices and securities law), some of which present novel factual allegations and/or unique legal theories. Except for the proposed settlement of the litigation referenced above, in each of the matters described in this filing, plaintiffs seek an award of a not-yet-quantified amount of damages or an amount that is not material. In addition, a number of the matters pending against us are at very early stages of the legal process (which in complex proceedings of the sort faced by us often extend for several years). As a result, some pending matters have not yet progressed sufficiently through discovery and/or development of important factual information and legal issues to enable us to estimate a range of possible loss, if any. While it is not possible to accurately predict or determine the eventual outcomes of these items, an adverse determination in one or more of these items currently pending, including further adverse determinations associated with the pending investigations described above, could have a material adverse effect on our consolidated results of operations, financial position or cash flows.

Certain of our legal proceedings and other matters are discussed below:

Roche U.S. International Trade Commission Complaint

On October 17, 2011, the U.S. International Trade Commission terminated the investigation without entry of a consent order on the basis of the December 2009 settlement between the parties and resolution of the parallel litigation in the U.S. District Court for the District of Massachusetts (the Massachusetts District Court).

Average Wholesale Price Litigation

These matters are not affected by the proposed settlement described below (see — Government Investigations and Related Litigation).

In re Pharmaceutical Industry Average Wholesale Price Litigation MDL No. 1456

Following further approval hearings on the proposed settlement, the Massachusetts District Court again required more work by the parties prior to final approval. Another hearing is expected sometime near the end of November or early December 2011.

State of Louisiana v. Abbott Laboratories, Inc., et al.

On September 6-7, 2011, hearings were held on the joint exceptions seeking to dismiss the complaint and a decision from the Parish of East Baton Rouge, 19th Judicial District is expected in November 2011.

Federal Securities Litigation — In re Amgen Inc. Securities Litigation

On October 14, 2011, the appeal under Rule 23(f) was argued before the U.S. Court of Appeals for the Ninth Circuit (the Ninth Circuit Court). No decision has been issued by the Ninth Circuit Court.

AMGEN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

State Derivative Litigation

Birch v. Sharer, et al.

The briefing schedule for the appeal was issued by the California State Appellate Court and plaintiff’s opening brief was filed September 7, 2011. The opposition brief from Amgen and the individual defendants is due November 21, 2011. No date has been set for oral argument.

Government Investigations and Related Litigation

Amgen has reached an agreement in principle to settle allegations relating to its sales and marketing practices arising out of the civil and criminal investigations conducted by the U.S. Attorney’s Offices for the Eastern District of New York and the Western District of Washington (the Federal Investigations). In connection with the agreement in principle, Amgen recorded a $780 million charge in the three months ended September 30, 2011. This amount represents Amgen’s currently estimable loss with respect to these matters. If the ongoing discussions are successfully concluded, Amgen expects that the proposed settlement will resolve the Federal Investigations, the related state Medicaid claims and the claims in U.S. ex rel. Westmoreland v. Amgen, et al. and the other nine qui tam actions previously described in the Company’s periodic reports (together, the Ten Qui Tam Actions), in a manner that will not result in exclusion from U.S. federally-funded health care programs. In connection with the settlement discussions, the Massachusetts District Court vacated the previously scheduled trial date and administratively closed that case. The Relators in the Ten Qui Tam Actions have the opportunity to join in the proposed settlement or, if they object, to have the settlement evaluated in a federal court fairness hearing to determine whether it is fair, adequate and reasonable under all the circumstances. The proposed settlement remains subject to continuing discussions regarding the components of the agreement and the completion and execution of all required documentation, and until the proposed settlement becomes final, there can be no guarantee that these matters will be resolved by the agreement in principle.

In addition, on September 19, 2011, Amgen filed a petition for certiorari with the U.S. Supreme Court in the U.S. ex rel. Westmoreland v. Amgen, et al. matter. The petition seeks leave to appeal the U.S. Court of Appeals for the First Circuit’s reinstatement of the claims of the states of California, Illinois, Indiana, Massachusetts, New Mexico and New York, which had been dismissed by the Massachusetts District Court. However, as described above, Amgen expects that these state claims will be resolved if the ongoing settlement discussions are successfully concluded.

As part of the settlement discussions described above, Amgen was made aware that it is a defendant in several other civil qui tam actions. These other qui tam actions, which are in addition to the Ten Qui Tam Actions, remain under seal in the U.S. federal courts in which they were filed. Included with these other actions are allegations that Amgen’s promotional, contracting, sales and marketing activities relating to Enbrel® and Aranesp® caused the submission of various false claims under the Federal Civil False Claims Act and various State False Claims Acts. Certain of the allegations in these other actions are not encompassed in the proposed settlement described above, and Amgen intends to cooperate fully with the government in its investigation of these new allegations. Amgen intends to explore with the government whether these matters will be resolved in connection with the proposed settlement or, to the extent necessary, to vigorously defend these cases on the merits.

U.S. ex rel. Streck v. Allergan, et al.

On September 7, 2011, Plaintiff filed a fourth amended complaint. This matter, in which the federal government has declined to intervene, is not affected by the proposed settlement described above.

Warren General Hospital v. Amgen

On June 14, 2011, the U.S. Court of Appeals for the Third Circuit (the Third Circuit Court) affirmed the decision by the U.S. District Court for the District of New Jersey to grant Amgen’s motion to dismiss. The plaintiffs had until September 12, 2011, to appeal the Third Circuit Court’s decision, but did not seek review within the permitted timeframe.

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

Overview

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to assist the reader in understanding Amgen’s business. MD&A is provided as a supplement to, and should be read in conjunction with, our Annual Report on Form 10-K for the year ended December 31, 2010, and our Quarterly Reports on Form 10-Q for the periods ended March 31, 2011, and June 30, 2011. Our results of operations discussed in MD&A are presented in conformity with GAAP.

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

Currently, we market primarily recombinant protein therapeutics in supportive cancer care, nephrology and inflammation. Our principal products are: Neulasta® (pegfilgrastim); NEUPOGEN® (Filgrastim); ENBREL (etanercept); and Aranesp® (darbepoetin alfa) and EPOGEN® (epoetin alfa), erythropoiesis-stimulating agents (ESAs). Our international product sales consist principally of sales in Europe. For the three and nine months ended September 30, 2011, our principal products represented 86% and 88% of worldwide product sales, respectively, and for both the three and nine months ended September 30, 2010, our principal products represented 92% of worldwide product sales. Our other marketed products include principally Sensipar®/Mimpara® (cinacalcet), Vectibix® (panitumumab), Nplate® (romiplostim), Prolia® (denosumab) and XGEVA® (denosumab).

Significant developments

The following is a list of selected significant developments that occurred to date since the three-month period ended June 30, 2011, affecting our business. For additional 2011 developments or for a more comprehensive discussion of certain developments discussed below see our Annual Report on Form 10-K for the year ended December 31, 2010, and our Quarterly Reports on Form 10-Q for the periods ended March 31, 2011, and June 30, 2011.

XGEVA®

•

On August 22, 2011, we announced that the FDA will target a Prescription Drug User Fee Act action date of April 26, 2012, for the supplemental BLA to expand the indication for XGEVA® to treat men with castrate-resistant prostate cancer to reduce the risk of developing bone metastases.

Prolia®

•

On September 19, 2011, we announced that the FDA approved two new indications for Prolia® as a treatment to increase bone mass in women at high risk for fracture receiving adjuvant aromatase inhibitor therapy for breast cancer and as a treatment to increase bone mass in men at high risk for fracture receiving androgen deprivation therapy for non-metastatic prostate cancer.

ESAs

•

On November 1, 2011, the Centers for Medicare & Medicaid Services (CMS) finalized a rule to update various provisions of its bundled payment system for dialysis services and the related end stage renal disease (ESRD) Quality Incentive Program (QIP). Consistent with its earlier proposal, the final rule eliminated for payment year 2013 one of the QIP’s quality measures which tracks the percent of a provider’s Medicare patients with a hemoglobin level below 10 g/dL. CMS indicated that its removal of this quality measure from the QIP was being done in response to the June 2011 ESA label changes.

In aggregate, we still expect EPOGEN® dose utilization will decline in 2011 as compared with 2010 by 20% to 25% as a result of the bundled payment system, product label changes that occurred in 2011 and the above changes related to the QIP. We expect the impact of the dose utilization on sales to be offset partially by patient population growth and an increase in the average net sales price. We believe that the majority of these dose utilization changes will be implemented by the end of 2011 with some residual impact early in 2012.

Stock repurchase program

•

On October 13, 2011, our Board of Directors authorized an increase to our stock repurchase program to a total amount of $10 billion. We intend to accelerate our stock repurchase program, reflecting our confidence in the long-term value of the Company and the attractive interest rate environment.

Proposed legal settlement

•

On October 24, 2011, we announced that we have reached an agreement in principle to settle allegations relating to our sales and marketing practices arising out of the previously disclosed federal civil and criminal investigations pending in the U.S. Attorney’s Offices for the Eastern District of New York and the Western District of Washington. In connection with the agreement in principle, we recorded a $780 million charge (the legal settlement charge) during the three months ended September, 30, 2011, which, after taxes, reduced our net income and EPS during the third quarter by $705 million and $0.77 per share, respectively. See Note 12, Contingencies and commitments to the condensed consolidated financial statements for further discussion.

Selected financial information

The following provides an overview of our results of operations for the three and nine months ended September 30, 2011, as well as our financial condition as of September 30, 2011 (amounts in millions, except percentages and per-share data):

	Change	Change	Change	Change	Change	Change
	Three months ended September 30,			Nine months ended September 30,
	2011	2010	Change	2011	2010	Change
Product sales:
U.S.	$2,965	$2,921	2%	$8,718	$8,385	4%
International	912	838	9%	2,670	2,515	6%

Total product sales	3,877	3,759	3%	11,388	10,900	4%

Other revenues	67	57	18%	221	312	(29)%

Total revenues	$3,944	$3,816	3%	$11,609	$11,212	4%

Operating expenses	$3,419	$2,337	46%	$8,459	$6,735	26%

Operating income	$525	$1,479	(65)%	$3,150	$4,477	(30)%

Net income	$454	$1,236	(63)%	$2,749	$3,605	(24)%

Diluted EPS	$0.50	$1.28	(61)%	$2.96	$3.71	(20)%

Diluted shares	914	962	(5)%	930	971	(4)%

U.S. product sales increased 2% and 4% during the three and nine months ended September 30, 2011, respectively. During these periods, U.S. sales were negatively impacted by declines in sales of our ESA products, in particular EPOGEN®, of 20% and 16%, respectively. Excluding sales of our ESA products, U.S. sales increased 12% and 14% during the three and nine months ended September 30, 2011, respectively.

Excluding the $35 million and $61 million favorable impacts of foreign exchange, international product sales increased 5% and 4% during the three and nine months ended September 30, 2011, respectively. During these periods, international sales were negatively impacted by declines in sales of Aranesp® of 4% and 3%, respectively. Excluding Aranesp® sales and the impact of foreign exchange, international sales grew 12% and 10% during the three and nine months ended September 30, 2011, respectively.

The decrease in other revenues for the nine months ended September 30, 2011, was due principally to certain milestone payments earned during the nine months ended September 30, 2010.

The increases in operating expenses for the three and nine months ended September 30, 2011, were driven primarily by the legal settlement charge and higher selling, general and administrative (SG&A) costs.

The decreases in net income for the three and nine months ended September 30, 2011, were due primarily to lower operating income; offset partially by lower effective income tax rates, due primarily to higher foreign tax credits in 2011 associated with the Puerto Rico excise tax discussed below.

The decreases in diluted EPS for the three and nine months ended September 30, 2011, were due to reductions in net income, offset partially by favorable impacts of our stock repurchase program, which reduced the number of shares used in the computations of diluted EPS.

Our results of operations for the three and nine months ended September 30, 2011, were impacted by the Puerto Rico excise tax. Commencing January 1, 2011, Puerto Rico imposes a temporary excise tax on the acquisition of goods and services from a related manufacturer in Puerto Rico. This tax is currently scheduled to expire in 2016. We account for the excise tax as a manufacturing cost that is capitalized in inventory and expensed in cost of sales when the related products are sold. For U.S. income tax purposes, the excise tax results in foreign tax credits that are generally recognized in our provision for income taxes in the year in which the excise tax is accrued. This excise tax has had and will continue to have a significant adverse impact on our cost of sales and a significant favorable impact on our provision for income taxes. In addition, the overall impact of the excise tax will vary from period to period as a result of the timing difference between recognizing the expense and the applicable foreign tax credit. As a result of the excise tax, for the three and nine months ended September 30, 2011, cost of sales increased by $74 million and $132 million, the provisions for income taxes were reduced by $106 million and $259 million, and EPS was favorably impacted by $0.04 and $0.14 per share, respectively.

As of September 30, 2011, our cash, cash equivalents and marketable securities totaled $17.7 billion and total debt outstanding was $14.3 billion. Of our total cash, cash equivalents and marketable securities balances as of September 30, 2011, approximately $16.8 billion was generated from operations in foreign tax jurisdictions and is intended to be invested indefinitely outside the United States. Under current tax laws, if these funds were repatriated for use in our U.S. operations, we would be required to pay additional U.S. federal and state income taxes at the applicable marginal tax rates.

Results of operations

Product sales

Worldwide product sales were as follows (dollar amounts in millions):

	Change	Change	Change	Change	Change	Change
	Three months ended September 30,			Nine months ended September 30,
	2011	2010	Change	2011	2010	Change
Neulasta®/NEUPOGEN ®	$1,335	$1,254	6%	$3,893	$3,607	8%
ENBREL	925	914	1%	2,756	2,595	6%
Aranesp®	600	623	(4)%	1,765	1,853	(5)%
EPOGEN®	476	653	(27)%	1,554	1,933	(20)%
Sensipar®/Mimpara ®	206	175	18%	592	526	13%
Vectibix®	79	70	13%	235	209	12%
Nplate®	77	60	28%	217	164	32%
Prolia®	51	10	—	122	13	—
XGEVA®	102	—	—	217	—	—
Other	26	—	—	37	—	—

Total product sales	$3,877	$3,759	3%	$11,388	$10,900	4%

Total U.S.	$2,965	$2,921	2%	$8,718	$8,385	4%
Total International	912	838	9%	2,670	2,515	6%

Total product sales	$3,877	$3,759	3%	$11,388	$10,900	4%

Product sales are influenced by a number of factors, some of which may impact sales of certain of our products more significantly than others. For a list of certain of these factors, see Item 7 — Product Sales in our Annual Report on Form 10-K for the year ended December 31, 2010, and Item 2 — Product Sales in our Quarterly Reports on Form 10-Q for the periods ended March 31, 2011, and June 30, 2011.

Neulasta®/NEUPOGEN®

Total Neulasta®/NEUPOGEN® sales by geographic region were as follows (dollar amounts in millions):

	Change	Change	Change	Change	Change	Change
	Three months ended September 30,			Nine months ended September 30,
	2011	2010	Change	2011	2010	Change
Neulasta® — U.S.	$757	$692	9%	$2,236	$1,972	13%
NEUPOGEN® — U.S.	258	250	3%	708	700	1%

U.S. Neulasta®/NEUPOGEN® — Total	1,015	942	8%	2,944	2,672	10%

Neulasta® — International	246	224	10%	718	668	7%
NEUPOGEN® — International	74	88	(16)%	231	267	(13)%

International Neulasta®/NEUPOGEN® — Total	320	312	3%	949	935	1%

Total Neulasta®/NEUPOGEN®	$1,335	$1,254	6%	$3,893	$3,607	8%

The increase in combined U.S. sales of Neulasta®/NEUPOGEN® for the three months ended September 30, 2011, was driven primarily by an increase in the average net sales price, a favorable change in accounting estimates for sales discounts and an increase in unit demand. The increase in combined U.S. sales of Neulasta®/NEUPOGEN® for the nine months ended September 30, 2011, was driven primarily by increases in the average net sales price and unit demand.

Excluding the $14 million favorable impact of foreign exchange during the three months ended September 30, 2011, combined Neulasta®/NEUPOGEN® international sales decreased 2%, reflecting a decrease in the average net sales price, offset partially by an increase in unit demand, reflecting growth in Neulasta® due in part to continued conversion from NEUPOGEN®. Excluding the $25 million favorable impact of foreign exchange during the nine months ended September 30, 2011, combined Neulasta®/NEUPOGEN® international sales decreased 1%, driven by a decline in NEUPOGEN® sales due in part to biosimilar competition, offset partially by an increase in Neulasta® sales due in part to continued conversion from NEUPOGEN®.

Future Neulasta®/NEUPOGEN® sales will depend in part on factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2010, and increased first cycle penetration.

ENBREL

Total ENBREL sales by geographic region were as follows (dollar amounts in millions):

	Change	Change	Change	Change	Change	Change
	Three months ended September 30,			Nine months ended September 30,
	2011	2010	Change	2011	2010	Change
ENBREL — U.S.	$863	$856	1%	$2,578	$2,429	6%
ENBREL — Canada	62	58	7%	178	166	7%

Total ENBREL	$925	$914	1%	$2,756	$2,595	6%

The increase in ENBREL sales for the three months ended September 30, 2011, was driven by a mid single-digit percentage point increase in the average net sales price, offset substantially by a decrease in unit demand primarily in the dermatology segment due to share decline. The increase in ENBREL sales for the nine months ended September 30, 2011, was driven primarily by an increase in the average net sales price. ENBREL remains the leader in both the rheumatology and dermatology segments.

Future ENBREL sales will depend in part on factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2010.

Aranesp®

Total Aranesp® sales by geographic region were as follows (dollar amounts in millions):

	Change	Change	Change	Change	Change	Change
	Three months ended September 30,			Nine months ended September 30,
	2011	2010	Change	2011	2010	Change
Aranesp® — U.S.	$272	$283	(4)%	$763	$818	(7)%
Aranesp® — International	328	340	(4)%	1,002	1,035	(3)%

Total Aranesp®	$600	$623	(4)%	$1,765	$1,853	(5)%

The decrease in U.S. Aranesp® sales for the three months ended September 30, 2011, was due principally to a mid-twenties percentage point decrease in unit demand, offset partially by a low double-digit percentage point favorable change in accounting estimates for sales discounts and a mid single-digit percentage point increase in the average net sales price. This decrease in unit demand reflects an overall decline in the segment resulting from product label changes that occurred in June 2011. The decrease in U.S. Aranesp® sales for the nine months ended September 30, 2011, was due principally to a high-teens percentage point decrease in unit demand, offset partially by a mid single-digit percentage point increase in the average net sales price and a mid single-digit percentage point favorable change in accounting estimates for sales discounts. This decrease in unit demand reflects an overall decline in the segment.

Excluding the $10 million favorable impact of foreign exchange during the three months ended September 30, 2011, international Aranesp® sales decreased 6% due principally to an overall decline in the segment, while share remained stable. Excluding the $16 million favorable impact of foreign exchange during the nine months ended September 30, 2011, international Aranesp® sales decreased 5% due principally to a decrease in the average net sales price, reflecting an overall decline in the segment.

Future Aranesp® sales will depend in part on factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2010, and our Quarterly Reports on Form 10-Q for the periods ended March 31, 2011, and June 30, 2011; and CMS’s recent changes related to the QIP.

EPOGEN®

Total EPOGEN® sales were as follows (dollar amounts in millions):

	Change	Change	Change	Change	Change	Change
	Three months ended September 30,			Nine months ended September 30,
	2011	2010	Change	2011	2010	Change
EPOGEN® — U.S.	$476	$653	(27)%	$1,554	$1,933	(20)%

The decreases in EPOGEN® sales for the three and nine months ended September 30, 2011, were due primarily to declines in unit demand. During the three months ended September 30, 2011, a mid single-digit percentage point increase in the average net sales price was offset substantially by unfavorable changes in wholesaler inventories. The declines in unit demand reflect decreases in dose utilization due to implementation of the bundled payment system, product label changes that occurred in June 2011 and reimbursement changes proposed by CMS, offset slightly by patient population growth.

Future EPOGEN® sales will depend in part on factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2010, and our Quarterly Reports on Form 10-Q for the periods ended March 31, 2011, and June 30, 2011; and CMS’s recent changes related to the QIP.

Other products

Other product sales by geographic region were as follows (dollar amounts in millions):

	Change	Change	Change	Change	Change	Change
	Three months ended September 30,			Nine months ended September 30,
	2011	2010	Change	2011	2010	Change
Sensipar® — U.S.	$135	$115	17%	$375	$344	9%
Sensipar® (Mimpara®) — International	71	60	18%	217	182	19%
Vectibix® — U.S.	30	30	—	91	84	8%
Vectibix® — International	49	40	23%	144	125	15%
Nplate® — U.S.	43	35	23%	120	95	26%
Nplate® — International	34	25	36%	97	69	41%
Prolia® — U.S.	31	7	—	78	10	—
Prolia® — International	20	3	—	44	3	—
XGEVA® — U.S.	100	—	—	215	—	—
XGEVA® — International	2	—	—	2	—	—
Other — International	26	—	—	37	—	—

Total other products	$541	$315	72%	$1,420	$912	56%

Total U.S.	$339	$187	81%	$879	$533	65%
Total International	202	128	58%	541	379	43%

Total other products	$541	$315	72%	$1,420	$912	56%

Future sales of our other products will depend in part on factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2010.

Selected operating expenses

Selected operating expenses were as follows (dollar amounts in millions):

	Change	Change	Change	Change	Change	Change
	Three months ended September 30,			Nine months ended September 30,
	2011	2010	Change	2011	2010	Change
Cost of sales (excludes amortization of certain acquired intangible assets)	$605	$587	3%	$1,771	$1,648	7%
% of product sales	15.6%	15.6%		15.6%	15.1%
Research and development	$761	$719	6%	$2,316	$2,040	14%
% of product sales	19.6%	19.1%		20.3%	18.7%
Selling, general and administrative	$1,125	$957	18%	$3,278	$2,827	16%
% of product sales	29.0%	25.5%		28.8%	25.9%
Other	$854	$—	—	$873	$(1)	—

Cost of sales

Cost of sales remained unchanged at 15.6% of product sales for the three months ended September 30, 2011. Excluding the impact of the Puerto Rico excise tax, cost of sales would have been 13.7% of product sales compared with 15.6% for the corresponding period of the prior year. This decrease was driven primarily by lower bulk material cost and higher inventory write-offs during the three months ended September 30, 2010.

Cost of sales increased to 15.6% of product sales for the nine months ended September 30, 2011. Excluding the impact of the Puerto Rico excise tax, cost of sales would have been 14.4% of product sales compared with 15.1% for the corresponding period of the prior year. This decrease was driven primarily by lower bulk material cost and higher inventory write-offs during the nine months ended September 30, 2010, offset partially by certain expenses related to actions to improve cost efficiencies.

Research and development

The increase in R&D expense for the three months ended September 30, 2011, was driven primarily by (i) increased costs associated with supporting later stage clinical programs, including AMG 386, ganitumab (AMG 479), talimogene laherparepvec and AMG 145, of $54 million; offset partially by (ii) decreased support for our marketed products of $8 million; and (iii) decreases in discovery research and translational sciences activities of $4 million.

The increase in R&D expense for the nine months ended September 30, 2011, was driven primarily by (i) increased costs associated with supporting later stage clinical programs, including AMG 386, ganitumab (AMG 479), talimogene laherparepvec and AMG 145, of $205 million; (ii) increased support for our marketed products of $55 million, including support for Prolia®, among other programs, and our international expansion efforts; and (iii) increases in discovery research and translational sciences activities of $16 million due in part to process development efforts in support of our early pipeline.

Selling, general and administrative

The increase in SG&A expense for the three months ended September 30, 2011, was driven primarily by the U.S. healthcare reform federal excise fee of $29 million; higher ENBREL profit share expense of $26 million, under our collaboration agreement with Pfizer; increased expenses related to the launch of XGEVA® and expansion of our international operations of $28 million; and the unfavorable impact of foreign exchange of $31 million.

The increase in SG&A expense for the nine months ended September 30, 2011, was driven primarily by the U.S. healthcare reform federal excise fee of $113 million; higher ENBREL profit share expense of $96 million; increased expenses related to the launches of Prolia® and XGEVA® and expansion of our international operations of $100 million; and the unfavorable impact of foreign exchange of $64 million.

For the three and nine months ended September 30, 2011 and 2010, expenses associated with the ENBREL profit share were $328 million and $961 million, and $302 million and $865 million, respectively.

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

Other

The increases in other operating expenses for the three and nine months ended September 30, 2011, were driven primarily by the legal settlement charge of $780 million.

Non-operating expenses/income and provisions for income taxes

Non-operating expenses/income and provisions for income taxes were as follows (dollar amounts in millions):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Interest expense, net	$158	$150	$415	$442
Interest and other income, net	$87	$105	$364	$283
Provisions for income taxes	$—	$198	$350	$713
Effective tax rate	0.0%	13.8%	11.3%	16.5%

Interest and other income, net

The increase in interest and other income, net, for the nine months ended September 30, 2011, was due primarily to higher net realized gains on investments of $71 million.

Income taxes

Our effective tax rates for the three and nine months ended September 30, 2011, were 0.0% and 11.3%, respectively, compared with 13.8% and 16.5%, respectively, for the corresponding periods of the prior year. The decreases in our effective tax rates were due primarily to foreign tax credits associated with the Puerto Rico excise tax. In addition, our tax provision for the three months ended September 30, 2011, was impacted by changes to our income before income taxes due to the legal settlement charge. Excluding the impact of these items, our effective tax rates for the three and nine months ended September 30, 2011, would have been 13.9% and 17.1%, respectively. In comparison to the respective prior year periods, these rates were higher due to the effect of the non-deductible U.S. healthcare reform federal excise fee beginning in 2011 and the favorable resolution of certain prior years’ non-routine transfer pricing matters with tax authorities during the three months ended September 30, 2010, offset partially by the federal R&D credit that was not in effect in the prior year and changes in revenue and expense mix.

See Note 3, Income taxes to the condensed consolidated financial statements for further discussion.

Financial condition, liquidity and capital resources

Selected financial data was as follows (in millions):

	September 30,	December 31,
	2011	2010
Cash, cash equivalents and marketable securities	$17,676	$17,422
Total assets	45,765	43,486
Commercial paper borrowings	300	—
Current portion of long-term debt	84	2,488
Long-term debt	13,881	10,874
Stockholders’ equity	23,553	23,944

The Company intends to continue to return capital to stockholders through share repurchases and the payment of cash dividends. On April 20, 2011, the Board of Directors authorized us to repurchase up to an additional $5 billion of our common stock, and on October 13, 2011, the Board of Directors increased the total authorization for repurchase of our common stock by $6.1 billion to $10 billion. On April 20, 2011, the Board of Directors also approved a dividend policy related to our common stock and subsequently, on July 28, 2011, declared a cash dividend of $0.28 per share of common stock, which was paid on September 8, 2011, and on October, 13, 2011, declared a cash dividend of $0.28 per share of common stock, which will be paid on December 8, 2011. Both our plans to pay dividends and repurchase stock reflect our confidence in the future cash flows of our business. Repurchases under our stock repurchase program also reflect our confidence in the long-term value of the Company. The amount we spend, the number of shares repurchased and the timing of such repurchases will vary based on a number of factors, including the stock price, the availability of financing on acceptable terms, the amount and timing of dividend payments and blackout periods in which we are restricted from repurchasing shares; and the manner of purchases may include private block purchases, tender offers, as well as market transactions. Whether and when we declare dividends or repurchase stock, the size of any dividend and the amount of stock we repurchase could be affected by a number of additional factors. See Item 1A. Risk Factors — There can be no assurance that we will continue to declare cash dividends or repurchase stock in Part II of our Quarterly Report on Form 10-Q for the period ended March 31, 2011, and September 30, 2011.

We believe existing funds, cash generated from operations and existing sources of and access to financing are adequate to satisfy our working capital; capital expenditure and debt service requirements; our plans to pay dividends and repurchase stock; and other business initiatives we plan to strategically pursue, including acquisitions and licensing activities, in each case for the foreseeable future. We anticipate that our liquidity needs can be met through a variety of sources, including cash provided by operating activities, sales of marketable securities, borrowings through commercial paper and/or our syndicated credit facility and access to other domestic and foreign debt markets and equity markets. With respect to our U.S. operations, we believe that existing funds intended for use in the United States (U.S. funds); cash generated from our U.S. operations, including intercompany payments and receipts; and existing sources of and access to financing are adequate to continue to meet our U.S. obligations (including our plans to pay dividends and repurchase stock with U.S. funds) for the foreseeable future. See Item 1A. Risk Factors — Current economic conditions may magnify certain risks that affect our business in Part I of our Annual Report on Form 10-K for the year ended December 31, 2010, and in Part II of our Quarterly Reports on Form 10-Q for the periods ended June 30, 2011, and September 30, 2011.

Certain of our financing arrangements contain non-financial covenants, and we were in compliance with all applicable covenants as of September 30, 2011. None of our financing arrangements contain any financial covenants.

Cash flows

Our cash flow activity was as follows (in millions):

	Nine months ended September 30,
	2011	2010
Net cash provided by operating activities	$3,535	$3,779
Net cash used in investing activities	(566)	(3,661)
Net cash used in financing activities	(2,365)	(51)

Operating

Cash provided by operating activities has been and is expected to continue to be our primary recurring source of funds. Cash provided by operating activities during the nine months ended September 30, 2011, decreased due primarily to the impact of increased inventory related expenditures and the timing and amount of payments to vendors, offset partially by the timing and amounts of payments to tax authorities. The reduction in net income during the nine months ended September 30, 2011, was driven primarily by the accrual of the legal settlement charge of $780 million, which will be paid in a subsequent period.

Investing

Cash used in investing activities during the nine months ended September 30, 2011, was due primarily to cash used for acquiring businesses totaling $701 million and capital expenditures of $343 million, offset partially by net proceeds from sales and maturities of marketable securities of $467 million. For the nine months ended September 30, 2010, cash used in investing activities was due primarily to net purchases of marketable securities of $3.2 billion and capital expenditures of $398 million. Capital expenditures during both the nine months ended September 30, 2011 and 2010, were associated primarily with manufacturing-capacity expansions in Puerto Rico and other site developments. We currently estimate 2011 spending on capital projects and equipment to be approximately $600 million.

Financing

Cash used in financing activities during the nine months ended September 30, 2011, was due to the repurchases of our common stock of $3.0 billion; repayment of $2.5 billion of long-term debt; and payment of dividends of $255 million, offset partially by the net proceeds from issuance of long-term debt and commercial paper of $3.3 billion. Cash used in financing activities during the nine months ended September 30, 2010, was due to the repurchases of our common stock of $2.6 billion, offset substantially by the net proceeds from issuance of long-term debt of $2.5 billion.

See Note 8, Financing arrangements and Note 9, Stockholders’ equity to the condensed consolidated financial statements for further discussion.

Critical accounting policies

The preparation of our condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the notes to the financial statements. Some of those judgments can be subjective and complex, and therefore, actual results could differ materially from those estimates under different assumptions or conditions. A summary of our critical accounting policies is presented in Part II, Item 7, of our Annual Report on Form 10-K for the year ended December 31, 2010, and supplemented in Part I, Item 2, of our Quarterly Report on Form 10-Q for the period ended June 30, 2011. There have been no material changes to our critical accounting policies in the three months ended September 30, 2011.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information about our market risk is disclosed in Part II, Item 7A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, and is incorporated herein by reference. There have been no material changes for the nine months ended September 30, 2011, to the information provided in Part II, Item 7A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Item 4.	CONTROLS AND PROCEDURES

We maintain “disclosure controls and procedures,” as such term is defined under Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in Amgen’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to Amgen’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, Amgen’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and, in reaching a reasonable level of assurance, Amgen’s management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation under the supervision and with the participation of our management, including Amgen’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Amgen’s disclosure controls and procedures. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2011.

Management determined that, as of September 30, 2011, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

See Note 12, Contingencies and commitments to the condensed consolidated financial statements included in our Quarterly Reports on Form 10-Q for the periods ended September 30, 2011, June 30, 2011, and March 31, 2011, for discussions that are limited to certain recent developments concerning our legal proceedings. These discussions should be read in conjunction with Note 19, Contingencies and commitments to our consolidated financial statements in Part IV of our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Below, we are providing, in supplemental form, the material changes to our risk factors that occurred during the past quarter. Our risk factors disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, and in Part II, Item IA, of our Quarterly Reports on Form 10-Q for the periods ended March 31, 2011, and June 30, 2011, provide additional disclosure and context for these supplemental risks and are incorporated herein by reference.

Global Economic Environment

The information below regarding the global economic environment updates the following risk factors described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, and in our Quarterly Reports on Form 10-Q for the periods ended March 31, 2011 and June 30, 2011: — Our sales depend on coverage and reimbursement from third-party payers; and — Current economic conditions may magnify certain risks that affect our business.

Our operations and performance have been, and may continue to be, affected by economic conditions. Sales of our principal products are dependent, in part, on the availability and extent of reimbursement from third-party payers, including government programs such as Medicare and Medicaid and private payer healthcare and insurance programs. In the United States, there is an increased focus from the federal government and others on analyzing the impact of various regulatory programs on the federal deficit, which could result in increased pressure on federal programs to reduce costs. The Budget Control Act, signed into law in the United States in August 2011, mandated the creation of the Joint Committee on Deficit Reduction (Joint Committee) which was charged with identifying at least $1.2 trillion in savings over ten years. The Joint Committee is required to develop and agree on specific deficit-reducing actions by November 23, 2011, and Congress must then vote on such actions by December 23, 2011. If Congress fails to reduce the U.S. deficit by at least $1.2 trillion by this deadline, a government-wide two percent sequestration will occur, which would include cuts to Medicare of up to two percent of program spending per fiscal year. Several deficit reduction proposals have been put forth by President Obama or Congressional committees, including proposals designed to further limit federal healthcare expenditures. While we cannot predict whether any deficit reduction actions will be agreed to by the Joint Committee and approved by Congress and/or whether a government budget sequestration will occur, a reduction in the availability or extent of reimbursement from U.S. government programs as a result of changes such as those that have been proposed could have a material adverse effect on the sales of our products, our business and results of operations.

Economic conditions continue to affect our operations and performance outside the United States as well, particularly in countries where government-sponsored healthcare systems are the primary payers for healthcare expenditures, including drugs and biologics. In Europe, economic conditions across the region could potentially be impacted by countries of key concern like Greece, which is facing possible default of its sovereign debt obligations, and Spain and Italy, whose sovereign debt obligations were recently downgraded. While mandatory price reductions have been a recurring aspect of business for the pharmaceutical and biotechnology industries outside of the United States, given the current worldwide economic conditions, certain countries have increased the frequency and/or size of such mandatory price reductions to extract further cost savings. Austerity plans in a number of countries, including Greece, Italy, Spain, and Portugal, have targeted the pharmaceutical sector with multiple mechanisms to reduce government expenditures. Similarly, fiscal constraints may also impact the extent to which countries are willing to reward new innovative therapies and/or allow access to new technologies. While we cannot fully predict the extent of further price reductions and/or reimbursement restrictions taken by governmental payers outside of the United States or the impact such actions will have on our business, such reductions in price and/or the coverage and reimbursement for our products could have a material adverse effect on the sales of our products, our business and results of operation.

Additionally, we rely upon third-parties for certain parts of our business, including licensees and partners, wholesale distributors of our products, contract clinical trial providers, contract manufacturers and single third-party suppliers. Because of the recent volatility in the financial markets, there may be a disruption or delay in the performance or satisfaction of commitments to us by these third-parties which could have a material adverse affect on our business and results of operations. Current economic conditions may adversely affect the ability of our distributors, customers and suppliers to obtain liquidity required to buy inventory or raw materials and to perform their obligations under agreements with us, which could disrupt our operations. Further, economic conditions appear to have affected, and may continue to affect, the business practices of our wholesale distributors in a manner that has and may continue to contribute to lower sales of our products. For example, in the first quarter of 2009, certain of our wholesale distributors lowered their levels of inventory on hand, which we believe was done to reduce their carrying costs and improve their results of operations. Although we monitor our distributors’, customers’ and suppliers’ financial condition and their liquidity in order to mitigate our business risks, some of our distributors, customers and suppliers may become insolvent, which could negatively impact our business and results of operations. These risks may be elevated with respect to our interactions with third parties with substantial operations in countries where current economic conditions are the most severe, particularly where such third parties are themselves exposed to sovereign risk from business interactions directly with fiscally-challenged government payers.

Our business may be affected by litigation and government investigations.

We have reached an agreement in principle to settle the allegations regarding our sales and marketing practices arising out of the ongoing civil and criminal investigations conducted by the U.S. Attorney’s Offices for the Eastern District of New York and the Western District of Washington. (See Note 12, Contingencies and commitments in the notes to our condensed consolidated financial statements.) The proposed settlement involves numerous state and federal agencies and remains subject to continuing discussions regarding the components of the agreement, and the completion and execution of all required documentation. Until the proposed settlement becomes final, there can be no guarantee that these matters will be resolved by the agreement in principle. If the proposed settlement is not finalized as proposed, we would have to continue to explain and defend our actions to government entities involved, which would be burdensome, expensive and time-consuming for us and could result in criminal charges, civil penalties or other enforcement actions. In addition, while the agreement in principle includes the dismissal of the claims of the government in the Ten Qui Tam Actions (as defined in Note 12, Contingencies and commitments in the notes to our condensed consolidated financial statements), the individual Relators in the Ten Qui Tam Actions have the opportunity to join in the proposed settlement or, if they object, to have the settlement evaluated in a federal court fairness hearing to determine whether it is fair, adequate and reasonable under all the circumstances. If the court determines that the settlement is not fair, adequate and reasonable, then we would have the option to continue to defend our actions in court, or to seek to negotiate a new settlement. We have been made aware that we are a defendant in several other civil qui tam actions that remain under seal in the U.S. federal courts where they were filed. Included with these actions are allegations that our promotional, contracting, sales and marketing activities relating to ENBREL and Aranesp® caused the submission of various false claims under the Federal Civil False Claims Act and various State False Claims Acts. Certain of the allegations in these other actions are not encompassed in the proposed settlement discussed above. In addition, as described in Note 12, Contingencies and commitments in the notes to our condensed consolidated financial statements, this proposed settlement does not cover a number of other litigation matters that will continue to be pending against us.

If our intellectual property positions are challenged, invalidated, circumvented or expire, or if we fail to prevail in present and future intellectual property litigation, our business could be adversely affected.

Our success depends in part on our ability to obtain and defend patent rights and other intellectual property rights that are important to the commercialization of our products and product candidates. The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and often involve complex legal, scientific and factual questions. Third parties may challenge, invalidate or circumvent our patents and patent applications relating to our products, product candidates and technologies. In addition, our patent positions might not protect us against competitors with similar products or technologies because competing products or technologies may not infringe our patents. For certain of our product candidates, there are third parties who have patents or pending patent applications that they may claim necessitate payment of a royalty or prevent us from commercializing these product candidates in certain territories. Patent disputes are frequent, costly and can preclude, delay or increase the cost of commercialization of products. We have been in the past, and may be in the future, involved in patent litigation. A determination made by a court, agency or tribunal concerning infringement, validity, enforceability, injunctive or economic remedy, or the right to patent protection, for example, are typically subject to appellate or administrative review. Upon review, such initial determinations may be afforded little or no deference by the reviewing tribunal and may be affirmed, reversed, or made the subject of reconsideration through further proceedings. A patent dispute or litigation may not discourage a potential violator from bringing the product that is alleged to infringe to market prior to a final resolution of the dispute or litigation. For example, until the Pennsylvania District Court entered final judgment and a permanent injunction against Teva on July 15, 2011 pursuant to a joint stipulation and settlement agreement between the parties (see Note 12, Contingencies and commitments to our condensed consolidated financial statements in our Quarterly Report on Form 10-Q for the period ended June 30, 2011), Teva had announced that it intended to sell its filgrastim product, upon approval from the FDA, in the United States without a license from us and prior to the expiration of our granulocyte colony-stimulating factor (G-CSF) patents. The period of time from inception until resolution of a patent dispute or litigation is subject to the availability and schedule of the court, agency or tribunal before which the dispute or litigation is pending. We may be subject to competition during this period and may not be able to fully recover for the losses, damages, and harms we incur from infringement by the competitor product even if we prevail. Moreover, if we lose or settle current or future litigations at certain stages or entirely, we could be subject to competition and/or significant liabilities, be required to enter into third-party licenses for the infringed product or technology or be required to cease using the technology or product in dispute. In addition, we cannot guarantee that such licenses will be available on terms acceptable to us, or at all.

Further, under the Hatch-Waxman Act, products approved by the FDA under a new drug application may be the subject of patent litigation with generic competitors before the five year period of data exclusivity provided for under the Hatch-Waxman Act has expired and prior to the expiration of the patents listed for the product.

Over the next several years, many of the existing patents on our principal products will begin to expire. As our patents expire, competitors may be able to legally produce and market similar products or technologies, including biosimilars, which may result in a reduction in the use and sales of our products. We have received, and we continue to seek, additional patent protection relating to our products, including patents on our products, specific processes for making our products, formulations and particular uses of our products. While our patent estate on some products may broaden as patents that have been pending in the patent office are ultimately issued, competitors may be able to invalidate, design around or otherwise circumvent our patents and sell competing products. For example, while we do not expect biosimilars competition on ENBREL in the United States for the foreseeable future, there are a number of competing therapies currently on the market and more in clinical development that are different from ENBREL but are used to treat the same inflammatory diseases treated by ENBREL. Although we continue to develop new products, and obtain patent protection for these new product candidates, we may not be able to replace the revenue lost upon the expiration of the patents on our current products.

From time to time, U.S. and other policymakers have proposed reforming the patent laws and regulations of their countries. In September 2011, after years of Congressional debate regarding patent reform legislation, President Obama signed into law the America Invents Act (the Act) considered by many to be the most substantial revision of U.S. patent law since 1952. The Act’s various provisions will go into effect over an 18-month period. The Act changes the current “first-to-invent” system to a system that awards a patent to the “first-inventor-to-file” for an application for a patentable invention. This change alters the pool of available materials that can be used to challenge patents and eliminates the ability to rely on prior research work in order to lay claim to patent rights. Disputes as to whether the first filer is in fact the true inventor will be resolved through newly implemented derivation proceedings. The Act also creates mechanisms to allow challenges to newly issued patents in the patent office in post-grant proceedings and new inter partes reexamination proceedings. Although many of the changes bring U.S. law into closer harmony with European and other national patent laws, the new bases and procedures may make it easier for competitors to challenge our patents, which could have a material adverse effect on our business. The changes may also make it harder to challenge third-party patents and place greater importance on being the first inventor to file a patent application on an invention.

We must conduct clinical trials in humans before we can commercialize and sell any of our product candidates or existing products for new indications.

We rely on unaffiliated third-party vendors to perform certain aspects of our clinical trial operations. In addition, some of our clinical trials involve drugs manufactured and marketed by other pharmaceutical companies. These drugs may be administered in a clinical trial in combination with one of our product candidates or in a head-to-head study comparing the products’ relative efficacy and safety. In the event that any of these vendors or pharmaceutical companies has unforeseen issues that negatively impact the quality of their work or creates a shortage of supply, our ability to complete our applicable clinical trials and/or evaluate clinical results may also be negatively impacted. As a result, this could adversely affect our ability to file for, gain or maintain regulatory approvals worldwide on a timely basis, if at all.

The adoption of new tax legislation or exposure to additional tax liabilities could affect our profitability.

We are subject to income and other taxes in the United States and other jurisdictions in which we do business. Our provision for income taxes and results of operations in the future could be adversely affected by changes to our operating structure, changes in the mix of earnings in countries with differing tax rates, changes in the valuation of deferred tax assets and liabilities, and changes in applicable tax laws regulations, or administrative interpretations thereof. For example, there are several proposals under consideration in the U.S. to reform tax law, including proposals that may reduce or eliminate the deferral of U.S. income tax on our unrepatriated foreign earnings. While it is uncertain how the U.S. Congress may address U.S. tax policy matters in the future, reform of U.S. taxation, including taxation of international income, continues to be a topic of discussion for the U.S. Congress and the Administration. A significant change to the U.S. tax system, such as a change to the taxation of international income, could have a material adverse effect on our financial results.

Guidelines and recommendations published by various organizations can reduce the use of our products.

On September 30, 2011, the Kidney Disease: Improving Global Outcomes group (KDIGO) released its draft global anemia clinical practice guidelines for public review and comment. KDIGO has indicated that final guidelines could be available by early 2012.

ESA developments

On November 1, 2011, CMS finalized a rule to update various provisions of its bundled payment system for dialysis services and the related ESRD QIP (see Part I. Item 2. MD&A – Significant developments – ESAs).

Our ESA products continue to be under review and receive scrutiny by regulatory authorities

The West German Study Group will be presenting data from the ARA Plus Study, one of the studies included in our pharmacovigilance program for Aranesp®, at the San Antonio Breast Cancer Symposium in December 2011.

Our current products and products in development cannot be sold if we do not maintain or gain regulatory approval.

In addition to the clinical trials that we choose to or are required to conduct to evaluate our products or product candidates, other organizations may also conduct clinical trials that use our products. The results of those clinical trials can affect our ability to maintain or gain regulatory approval whether or not those trials are conducted by us. For example, we have learned that the investigator-sponsored REAL-3 trial, a phase 3 study examining panitumumab for the treatment of advanced esophagogastric cancer, was recently closed for recruitment by the study sponsor, the Royal Marsden NHS Foundation Trust. The sponsor has informed us that recruitment was closed because an independent data monitoring committee found a statistically significant difference in overall survival between the two arms of the trial, with inferior outcomes demonstrated in patients treated in the experimental arm (reduced dose of Epirubicin, Oxaliplatin and Capecitabine (EOX) chemotherapy regimens plus panitumumab compared to standard dose EOX alone). At this time, we have received limited data from the study sponsor. While panitumumab is not approved for the treatment of advanced esophagogastric cancer and we are not pursuing approval in this indication through Amgen-sponsored studies, regulatory authorities may request to review this new trial data. Such authorities could determine that this data is relevant to the use of panitumumab in indications other than advanced esophagogastric cancer and take regulatory actions that affect our approved indications, including requiring the addition of relevant safety data to the approved labeling for panitumumab.

There can be no assurance that we will continue to declare cash dividends or repurchase stock.

On October 13, 2011, our Board of Directors increased the total authorization for repurchases of our common stock by $6.1 billion to $10 billion.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The amount we spend, the number of shares repurchased and the timing of such repurchases will vary based on a number of factors, including the stock price, the availability of financing on acceptable terms, the amount and timing of dividend payments and blackout periods in which we are restricted from repurchasing shares; and the manner of purchases may include private block purchases, tender offers, as well as market transactions.

Our repurchase activity for the three months ended September 30, 2011, was as follows:

	announced program	announced program	announced program	announced program
			Total number of	Maximum $ value
	Total number	Average	shares purchased	that may yet be
	of shares	price paid	as part of publicly	purchased under the
	purchased	per share	announced program	program(1)
July 1 - July 31	—	$—	—	$6,431,749,468
August 1 - August 31	28,463,800	52.20	28,463,800	4,945,936,828
September 1 - September 30	16,939,600	55.21	16,939,600	4,010,746,811

	45,403,400	53.32	45,403,400

(1)

Following the repurchase of $147 million in additional shares in early October 2011, on October 13, 2011, our Board of Directors increased the authorization for repurchase of our common stock by $6.1 billion to an aggregate of $10 billion.

Item 6.	EXHIBITS

Reference is made to the Index to Exhibits included herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Amgen Inc.
(Registrant)

Date: November 4, 2011	By:	/s/ Jonathan M. Peacock
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

3.1	Restated Certificate of Incorporation (As Restated December 7, 2005). (Filed as an exhibit to Form 10-K for the year ended December 31, 2005 on March 10, 2006 and incorporated herein by reference.)

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

3.4

Certificate of Elimination of the Certificate of Designations of the Series A Junior Participating Preferred Stock (As Eliminated December 9, 2008). (Filed as an exhibit to Form 10-K for the year ended December 31, 2008 on February 27, 2009 and incorporated herein by reference.)

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

10.9+

First Amendment to the Amgen Supplemental Retirement Plan, effective April 11, 2011. (Filed as an exhibit to Form 10-Q for the quarter ended June 30, 2011 on August 8, 2011 and incorporated herein by reference.)

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

10.15+

First Amendment to the Amgen Nonqualified Deferred Compensation Plan, effective April 11, 2011. (Filed as an exhibit to Form 10-Q for the quarter ended June 30, 2011 on August 8, 2011 and incorporated herein by reference.)

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

Exhibit No.	Description
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

10.44

Master Services Agreement, dated October 22, 2008, by and between Amgen Inc. and International Business Machines Corporation (with certain confidential information deleted therefrom). (Filed as an exhibit to Form 10-K for the year ended December 31, 2008 on February 27, 2009 and incorporated herein by reference.)

10.45

Amendment Number 5, dated December 11, 2009, to the Master Services Agreement, dated October 22, 2009, by and between Amgen Inc. and International Business Machines Corporation (with certain confidential information deleted therefrom). (Filed as an exhibit to Form 10-K for the year ended December 31, 2009 on March 1, 2010 and incorporated herein by reference.)

10.46

Amendment Number 6, dated September 23, 2010, to the Master Services Agreement, dated October 22, 2009, by and between Amgen Inc. and International Business Machines Corporation (with certain confidential information deleted therefrom). (Filed as an exhibit to Form 10-Q for the quarter ended September 30, 2010 on November 8, 2010 and incorporated herein by reference.)

10.47*

Amendment Number 7, dated August 17, 2011, to the Master Services Agreement, dated October 22, 2009, by and between Amgen Inc. and International Business Machines Corporation (with certain confidential information deleted therefrom).

10.48

Integrated Facilities Management Services Agreement, dated February 4, 2009, between Amgen Inc. and Jones Lang LaSalle Americas, Inc. (with certain confidential information deleted therefrom) (Previously filed as an exhibit to Form 10-K for the year ended December 31, 2008 on February 27, 2009.), as amended by Amendment Number 1 dated March 31, 2010 (with certain confidential information deleted therefrom), Amendment Number 2 dated May 12, 2011 (as corrected by the Letter Agreement) (with certain confidential information deleted therefrom), and Letter Agreement dated July 19, 2011. (Filed as an exhibit to Form 10-Q for the quarter ended June 30, 2011 on August 8, 2011 and incorporated herein by reference.)

10.49*	Amendment Number 3, dated July 1, 2011, to the Integrated Facilities Management Services Agreement, dated February 4, 2009, between Amgen Inc. and Jones Lang LaSalle Americas, Inc.

10.50

Collaboration Agreement dated July 27, 2009 between Amgen Inc. and Glaxo Group Limited, a wholly-owned subsidiary of GlaxoSmithKline plc (with certain confidential information deleted therefrom). (Filed as an exhibit to Form 10-Q for the quarter ended September 30, 2009 on November 6, 2009 and incorporated herein by reference.)

10.51

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

10.54

Underwriting Agreement, dated September 13, 2010, by and among the Company and Citigroup Global Markets Inc., Goldman, Sachs & Co. and Morgan Stanley & Co. Incorporated, as representatives of the several underwriters named therein. (Filed as an exhibit to Form 8-K on September 17, 2010 and incorporated herein by reference.)

Exhibit No.	Description
10.55

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

(*    =filed herewith)

(**  =furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended)

(+    =management contract or compensatory plan or arrangement)