Form 10-Q/A
period 2011-09-30
AMGEN INC
filed 2012-03-15
CIK 318154

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

Amgen Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment No. 1”) to amend the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011 (the “Quarterly Report”), as originally filed with the Securities and Exchange Commission (the “Commission”) on November 4, 2011 (the “Original Filing Date”). This Amendment No. 1 is being filed solely to amend Exhibit 10.47 (the “Exhibit”) originally filed with the Quarterly Report. The Company had sought confidential treatment under Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), for portions of the Exhibit and, following correspondence and conversations with the Staff of the Commission’s Division of Corporate Finance, is re-filing the Exhibit with less information redacted and to include the schedules and exhibits to the Exhibit. The Exhibit filed herewith supersedes in its entirety the Exhibit originally filed with the Quarterly Report.

Except for the revised Exhibit, this Amendment No. 1 does not amend any other information set forth in the Quarterly Report. This Amendment No. 1 speaks as of the Original Filing Date, does not reflect any events that may have occurred subsequent to the Original Filing Date, and does not modify or update in any way any disclosures made in the Quarterly Report. Additionally, in connection with the filing of this Amendment No. 1, the Company is including new certifications of the Company’s chief executive officer and chief financial officer pursuant to Rule 13a-14(a) of the Exchange Act. The Company is not including certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) as no financial statements are being filed with this Amendment No. 1.

Item 6.	EXHIBITS

Reference is made to the Index to Exhibits included herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Amgen Inc. (Registrant)

Date: March 14, 2012	By:	/s/ JONATHAN M. PEACOCK
Jonathan M. Peacock Executive Vice President and Chief Financial Officer

AMGEN INC.

INDEX TO EXHIBITS

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of January 24, 2011, among BioVex Group, Inc., BioVex Limited, Amgen Inc., Andromeda Acquisition Corp. and Forbion 1 Management B.V. as the Stockholders’ Agent (with certain confidential information deleted therefrom). (Filed as an exhibit to Form 10-Q for the quarter ended March 31, 2011 on May 10, 2011 and incorporated herein by reference.)
2.2	First Amendment to the Agreement and Plan of Merger, dated as of March 3, 2011, by and among BioVex Group, Inc., BioVex Limited, Amgen Inc., Andromeda Acquisition Corp. and Forbion 1 Management B.V. as the Stockholders’ Agent (with certain confidential information deleted therefrom). (Filed as an exhibit to Form 10-Q for the quarter ended March 31, 2011 on May 10, 2011 and incorporated herein by reference.)
3.1	Restated Certificate of Incorporation (As Restated December 7, 2005). (Filed as an exhibit to Form 10-K for the year ended December 31, 2005 on March 10, 2006 and incorporated herein by reference.)
3.2	Certificate of Amendment of the Restated Certificate of Incorporation (As Amended May 24, 2007). (Filed as an exhibit to Form 10-Q for the quarter ended June 30, 2007 on August 9, 2007 and incorporated herein by reference.)
3.3	Certificate of Correction of the Restated Certificate of Incorporation (As Corrected May 24, 2007). (Filed as an exhibit to Form 10-Q for the quarter ended June 30, 2007 on August 9, 2007 and incorporated herein by reference.)
3.4	Certificate of Elimination of the Certificate of Designations of the Series A Junior Participating Preferred Stock (As Eliminated December 9, 2008). (Filed as an exhibit to Form 10-K for the year ended December 31, 2008 on February 27, 2009 and incorporated herein by reference.)
3.5	Certificate of Amendment of the Restated Certificate of Incorporation (As Amended May 11, 2009). (Filed as an exhibit to Form 10-Q for the quarter ended June 30, 2009 on August 10, 2009 and incorporated herein by reference.)
3.6	Certificate of Correction of the Restated Certificate of Incorporation (As Corrected May 11, 2009). (Filed as an exhibit to Form 10-Q for the quarter ended June 30, 2009 on August 10, 2009 and incorporated herein by reference.)
3.7	Certificate of Correction of the Restated Certificate of Incorporation (As Corrected May 13, 2010). (Filed as an exhibit to Form 10-Q for the quarter ended June 30, 2010 on August 9, 2010.)
3.8	Amended and Restated Bylaws of Amgen Inc. (As Amended and Restated October 6, 2009). (Filed as an exhibit to Form 8-K filed on October 7, 2009 and incorporated herein by reference.)
4.1	Form of stock certificate for the common stock, par value $.0001 of the Company. (Filed as an exhibit to Form 10-Q for the quarter ended March 31, 1997 on May 13, 1997 and incorporated herein by reference.)
4.2	Form of Indenture, dated January 1, 1992. (Filed as an exhibit to Form S-3 Registration Statement filed on December 19, 1991 and incorporated herein by reference.)
4.3	Agreement of Resignation, Appointment and Acceptance dated February 15, 2008. (Filed as an exhibit to Form 10-K for the year ended December 31, 2007 on February 28, 2008 and incorporated herein by reference.)
4.4	Two Agreements of Resignation, Appointment and Acceptance in the same form as the previously filed Exhibit 4.3 hereto are omitted pursuant to instruction 2 to Item 601 of Regulation S-K. Each of these agreements, which are dated December 15, 2008, replaces the current trustee under the agreements listed as Exhibits 4.9 and 4.15, respectively, with Bank of New York Mellon. Amgen Inc. hereby agrees to furnish copies of these agreements to the Securities and Exchange Commission upon request.
4.5	First Supplemental Indenture, dated February 26, 1997. (Filed as an exhibit to Form 8-K on March 14, 1997 and incorporated herein by reference.)
4.6	8-1/8% Debentures due April 1, 2097. (Filed as an exhibit to Form 8-K filed on April 8, 1997 and incorporated herein by reference.)
4.7	Officer’s Certificate, dated as of January 1, 1992, as supplemented by the First Supplemental Indenture, dated as of February 26, 1997, establishing a series of securities entitled “8 1/8% Debentures due April 1, 2097.” (Filed as an exhibit to Form 8-K filed on April 8, 1997 and incorporated herein by reference.)
4.8	Form of Liquid Yield Option™ Note due 2032. (Filed as an exhibit to Form 8-K on March 1, 2002 and incorporated herein by reference.)

Exhibit No.	Description
4.9	Indenture, dated as of March 1, 2002. (Filed as an exhibit to Form 8-K on March 1, 2002 and incorporated herein by reference.)
4.10	First Supplemental Indenture, dated March 2, 2005. (Filed as an exhibit to Form 8-K filed on March 4, 2005 and incorporated herein by reference.)
4.11	Indenture, dated as of August 4, 2003. (Filed as an exhibit to Form S-3 Registration Statement on August 4, 2003 and incorporated herein by reference.)
4.12	Form of 4.85% Senior Notes due 2014. (Filed as an exhibit to Form 8-K on November 19, 2004 and incorporated herein by reference.)
4.13	Officers’ Certificate, dated November 18, 2004, including forms of the 4.00% Senior Notes due 2009 and 4.85% Senior Notes due 2014. (Filed as an exhibit to Form 8-K on November 19, 2004 and incorporated herein by reference.)
4.14	Form of Zero Coupon Convertible Note due 2032. (Filed as an exhibit to Form 8-K on May 6, 2005 and incorporated herein by reference.)
4.15	Indenture, dated as of May 6, 2005. (Filed as an exhibit to Form 8-K on May 6, 2005 and incorporated herein by reference.)
4.16	Indenture, dated as of February 17, 2006 and First Supplemental Indenture, dated as of June 8, 2006 (including form of 0.375% Convertible Senior Note due 2013). (Filed as exhibit to Form 10-Q for the quarter ended June 30, 2006 on August 9, 2006 and incorporated herein by reference.)
4.17	Corporate Commercial Paper - Master Note between and among Amgen Inc., as Issuer, Cede & Co., as Nominee of The Depository Trust Company, and Citibank, N.A., as Paying Agent. (Filed as an exhibit to Form 10-Q for the quarter ended March 31, 1998 on May 13, 1998 and incorporated herein by reference.)
4.18	Officers’ Certificate of Amgen Inc. dated as of May 30, 2007, including forms of the Company’s Senior Floating Rate Notes due 2008, 5.85% Senior Notes due 2017 and 6.375% Senior Notes due 2037. (Filed as an exhibit to Form 8-K on May 30, 2007 and incorporated herein by reference.)
4.19	Officers’ Certificate of Amgen Inc. dated as of May 23, 2008, including forms of the Company’s 6.15% Senior Notes due 2018 and 6.90% Senior Notes due 2038. (Filed as exhibit to Form 8-K on May 23, 2009 and incorporated herein by reference.)
4.20	Officers’ Certificate of Amgen Inc. dated as of January 16, 2009, including forms of the Company’s 5.70% Senior Notes due 2019 and 6.40% Senior Notes due 2039. (Filed as exhibit to Form 8-K on January 16, 2009 and incorporated herein by reference.)
4.21	Officers’ Certificate of Amgen Inc. dated as of March 12, 2010, including forms of the Company’s 4.50% Senior Notes due 2020 and 5.75% Senior Notes due 2040. (Filed as exhibit to Form 8-K on March 15, 2010 and incorporated herein by reference.)
4.22	Officers’ Certificate of Amgen Inc., dated as of September 16, 2010, including forms of the Company’s 3.45% Senior Notes due 2020 and 4.95% Senior Notes due 2041. (Filed as an exhibit to Form 8-K on September 17, 2010 and incorporated herein by reference.)
4.23	Officers’ Certificate of Amgen Inc., dated as of June 30, 2011, including forms of the Company’s 2.30% Senior Notes due 2016, 4.10% Senior Notes due 2021 and 5.65% Senior Notes due 2042. (Filed as an exhibit to Form 8-K on June 30, 2011 and incorporated herein by reference.)
10.1+	Amgen Inc. 2009 Equity Incentive Plan. (Filed as Appendix A to Amgen Inc.’s Proxy Statement on March 26, 2009 and incorporated herein by reference.)
10.2+	Form of Stock Option Agreement for the Amgen Inc. 2009 Equity Incentive Plan. (As Amended on March 2, 2011.) (Filed as an exhibit to Form 10-Q for the quarter ended March 31, 2011 on May 10, 2011 and incorporated herein by reference.)
10.3+	Form of Restricted Stock Unit Agreement for the Amgen Inc. 2009 Equity Incentive Plan. (As Amended on March 2, 2011.) (Filed as an exhibit to Form 10-Q for the quarter ended March 31, 2011 on May 10, 2011 and incorporated herein by reference.)
10.4+	Amgen Inc. 2009 Performance Award Program. (As Amended and Restated on December 4, 2009.) (Filed as an exhibit to Form 10-K for the year ended December 31, 2009 on March 1, 2010 and incorporated herein by reference.)
10.5+	Form of Performance Unit Agreement for the Amgen Inc. 2009 Performance Award Program. (As Amended on March 2, 2011.) (Filed as an exhibit to Form 10-Q for the quarter ended March 31, 2011 on May 10, 2011 and incorporated herein by reference.)
10.6+	Amgen Inc. 2009 Director Equity Incentive Program. (Filed as an exhibit to Form 8-K on May 8, 2009 and incorporated herein by reference.)

Exhibit No.	Description
10.7+	Form of Grant of Non-Qualified Stock Option Agreement and Restricted Stock Unit Agreement for the Amgen Inc. 2009 Director Equity Incentive Program. (Filed as an exhibit to Form 8-K on May 8, 2009 and incorporated herein by reference.)
10.8+	Amgen Supplemental Retirement Plan. (As Amended and Restated effective January 1, 2009.) (Filed as an exhibit to Form 10-Q for the quarter ended September 30, 2008 on November 7, 2008 and incorporated herein by reference.)
10.9+	First Amendment to the Amgen Supplemental Retirement Plan, effective April 11, 2011. (Filed as an exhibit to Form 10-Q for the quarter ended June 30, 2011 on August 8, 2011 and incorporated herein by reference.)
10.10+	Amended and Restated Amgen Change of Control Severance Plan. (As Amended and Restated effective December 9, 2010 and subsequently amended effective March 2, 2011.) (Filed as an exhibit to Form 10-Q for the quarter ended March 31, 2011 on May 10, 2011 and incorporated herein by reference.)
10.11+	Amgen Inc. Executive Incentive Plan. (As Amended and Restated effective January 1, 2009.) (Filed as an exhibit to Form 10-Q for the quarter ended September 30, 2008 on November 7, 2008 and incorporated herein by reference.)
10.12+	Amgen Inc. Executive Nonqualified Retirement Plan. (As Amended and Restated effective January 1, 2009.) (Filed as an exhibit to Form 10-Q for the quarter ended September 30, 2008 on November 7, 2008 and incorporated herein by reference.)
10.13+	First Amendment to the Amgen Inc. Executive Nonqualified Retirement Plan. (Filed as an exhibit to Form 10-Q for the quarter ended June 30, 2010 on August 9, 2010 and incorporated herein by reference.)
10.14+	Amgen Nonqualified Deferred Compensation Plan. (As Amended and Restated effective January 1, 2009.) (Filed as an exhibit to Form 10-Q for the quarter ended September 30, 2008 on November 7, 2008 and incorporated herein by reference.)
10.15+	First Amendment to the Amgen Nonqualified Deferred Compensation Plan, effective April 11, 2011. (Filed as an exhibit to Form 10-Q for the quarter ended June 30, 2011 on August 8, 2011 and incorporated herein by reference.)
10.16+	2002 Special Severance Pay Plan for Amgen Employees. (Filed as an exhibit to Form 10-Q for the quarter ended June 30, 2002 on August 13, 2002 and incorporated herein by reference.)
10.17+	Agreement between Amgen Inc. and Mr. Jonathan M. Peacock, dated July 5, 2010. (Filed as an exhibit to Form 10-Q for the quarter ended September 30, 2010 on November 8, 2010 and incorporated herein by reference.)
10.18	Consulting Agreement, effective February 1, 2011, between Amgen Inc. and Mr. George Morrow. (Filed as an exhibit to Form 8-K on October 22, 2010 and incorporated herein by reference).
10.19	Product License Agreement, dated September 30, 1985, and Technology License Agreement, dated, September 30, 1985 between Amgen and Ortho Pharmaceutical Corporation. (Filed as an exhibit to Form 10-Q for the quarter ended June 30, 2000 on August 1, 2000 and incorporated herein by reference.)
10.20	Shareholders’ Agreement, dated May 11, 1984, among Amgen, Kirin Brewery Company, Limited and Kirin-Amgen, Inc. (Filed as an exhibit to Form 10-K for the year ended December 31, 2000 on March 7, 2001 and incorporated herein by reference.)
10.21	Amendment No. 1 dated March 19, 1985, Amendment No. 2 dated July 29, 1985 (effective July 1, 1985), and Amendment No. 3, dated December 19, 1985, to the Shareholders’ Agreement dated May 11, 1984. (Filed as an exhibit to Form 10-Q for the quarter ended June 30, 2000 on August 1, 2000 and incorporated herein by reference.)
10.22	Amendment No. 4 dated October 16, 1986 (effective July 1, 1986), Amendment No. 5 dated December 6, 1986 (effective July 1, 1986), Amendment No. 6 dated June 1, 1987, Amendment No. 7 dated July 17, 1987 (effective April 1, 1987), Amendment No. 8 dated May 28, 1993 (effective November 13, 1990), Amendment No. 9 dated December 9, 1994 (effective June 14, 1994), Amendment No. 10 effective March 1, 1996, and Amendment No. 11 effective March 20, 2000 to the Shareholders’ Agreement, dated May 11, 1984. (Filed as exhibits to Form 10-K for the year ended December 31, 2000 on March 7, 2001 and incorporated herein by reference.)
10.23	Amendment No. 12 to the Shareholders’ Agreement, dated January 31, 2001. (Filed as an exhibit to Form 10-Q for the quarter ended June 30, 2005 on August 8, 2005 and incorporated herein by reference.)
10.24	Amendment No. 13 to the Shareholders’ Agreement, dated June 28, 2007 (with certain confidential information deleted therefrom). (Filed as an exhibit to Form 10-Q for the quarter ended June 30, 2007 on August 9, 2007 and incorporated herein by reference.)
10.25	Product License Agreement, dated September 30, 1985, and Technology License Agreement, dated September 30, 1985, between Kirin-Amgen, Inc. and Ortho Pharmaceutical Corporation. (Filed as an exhibit to Form 10-Q for the quarter ended June 30, 2000 on August 1, 2000 and incorporated herein by reference.)

Exhibit No.	Description
10.26	Research, Development Technology Disclosure and License Agreement: PPO, dated January 20, 1986, by and between Kirin Brewery Co., Ltd. and Amgen Inc. (Filed as an exhibit to Amendment No. 1 to Form S-1 Registration Statement on March 11, 1986 and incorporated herein by reference.)
10.27	Assignment and License Agreement, dated October 16, 1986 (effective July 1, 1986, between Amgen and Kirin-Amgen, Inc. (Filed as an exhibit to Form 10-K for the year ended December 31, 2000 on March 7, 2001 and incorporated herein by reference.)
10.28	G-CSF United States License Agreement, dated June 1, 1987 (effective July 1, 1986), Amendment No. 1, dated October 20, 1988, and Amendment No. 2, dated October 17, 1991 (effective November 13, 1990), between Kirin-Amgen, Inc. and Amgen Inc. (Filed as exhibits to Form 10-K for the year ended December 31, 2000 on March 7, 2001 and incorporated herein by reference.)
10.29	G-CSF European License Agreement, dated December 30, 1986, between Kirin-Amgen and Amgen, Amendment No. 1 to Kirin-Amgen, Inc. / Amgen G-CSF European License Agreement, dated June 1, 1987, Amendment No. 2 to Kirin-Amgen, Inc. / Amgen G-CSF European License Agreement, dated March 15, 1998, Amendment No. 3 to Kirin-Amgen, Inc. / Amgen G-CSF European License Agreement, dated October 20, 1988, and Amendment No. 4 to Kirin-Amgen, Inc. / Amgen G-CSF European License Agreement, dated December 29, 1989, between Kirin-Amgen, Inc. and Amgen Inc. (Filed as exhibits to Form 10-K for the year ended December 31, 2000 on March 7, 2001 and incorporated herein by reference.)
10.30	Agreement Regarding Governance and Commercial Matters, dated December 16, 2001, by and among American Home Products Corporation, American Cyanamid Company and Amgen Inc. (with certain confidential information deleted therefrom). (Filed as an exhibit to Amendment No. 1 to Form S-4 Registration Statement on March 22, 2002 and incorporated herein by reference.)
10.31	Amended and Restated Promotion Agreement, dated as of December 16, 2001, by and among Immunex Corporation, American Home Products Corporation and Amgen Inc. (with certain confidential information deleted therefrom). (Filed as an exhibit to Amendment No. 1 to Form S-4 Registration Statement on March 22, 2002 and incorporated herein by reference.)
10.32	Description of Amendment No. 1 to Amended and Restated Promotion Agreement, effective as of July 8, 2003, among Wyeth, Amgen Inc. and Immunex Corporation (with certain confidential information deleted therefrom). (Filed as an exhibit to Form 10-K for the year ended December 31, 2003 on March 11, 2004 and incorporated herein by reference.)
10.33	Description of Amendment No. 2 to Amended and Restated Promotion Agreement, effective as of April 20, 2004, by and among Wyeth, Amgen Inc. and Immunex Corporation. (Filed as an exhibit to Form S-4/A on June 29, 2004 and incorporated herein by reference.)
10.34	Amendment No. 3 to Amended and Restated Promotion Agreement, effective as of January 1, 2005, by and among Wyeth, Amgen Inc. and Immunex Corporation (with certain confidential information deleted therefrom). (Filed as an exhibit to Form 10-Q for the quarter ended March 31, 2005 on May 4, 2005 and incorporated herein by reference.)
10.35	Confirmation of OTC Convertible Note Hedge related to 2013 Notes, dated February 14, 2006, to Amgen Inc. from Merrill Lynch International related to 0.375% Convertible Senior Notes Due 2013. (Filed as an exhibit to Form 10-K for the year ended December 31, 2005 on March 10, 2006 and incorporated herein by reference.)
10.36	Confirmation of OTC Warrant Transaction, dated February 14, 2006, to Amgen Inc. from Merrill Lynch International for warrants expiring in 2013. (Filed as an exhibit to Form 10-K for the year ended December 31, 2005 on March 10, 2006 and incorporated herein by reference.)
10.37	Collaboration Agreement, dated July 11, 2007, between Amgen Inc. and Daiichi Sankyo Company (with certain confidential information deleted therefrom). (Filed as an exhibit to Form 10-Q for the quarter ended September 30, 2007 on November 9, 2007 and incorporated herein by reference.)
10.38	Credit Agreement, dated November 2, 2007, among Amgen Inc., with Citicorp USA, Inc., as administrative agent, Barclays Bank PLC, as syndication agent, Citigroup Global Markets, Inc. and Barclays Capital, as joint lead arrangers and joint book runners, and the other banks party thereto. (Filed as an exhibit to Form 8-K filed on November 2, 2007 and incorporated herein by reference.)
10.39	Amendment No. 1, dated May 18, 2009, to the Credit Agreement dated November 2, 2007, among Amgen Inc., with Citicorp USA, Inc., as administrative agent, Barclays Bank PLC, as syndication agent, Citigroup Global Markets, Inc. and Barclays Capital, as joint lead arrangers and joint book runners, and the other banks party thereto. (Filed as an exhibit to Form 10-Q for the quarter ended June 30, 2009 on August 10, 2009 and incorporated herein by reference.)

Exhibit No.	Description
10.40	Multi-product License Agreement with Respect to Japan between Amgen Inc. and Takeda Pharmaceutical Company Limited dated February 1, 2008 (with certain confidential information deleted therefrom). (Filed as an exhibit to Form 10-Q for the quarter ended March 31, 2008 on May 12, 2008 and incorporated herein by reference.)
10.41	License Agreement for motesanib diphosphate between Amgen Inc. and Takeda Pharmaceutical Company Limited dated February 1, 2008 (with certain confidential information deleted therefrom). (Filed as an exhibit to Form 10-Q for the quarter ended March 31, 2008 on May 12, 2008 and incorporated herein by reference.)
10.42	Supply Agreement between Amgen Inc. and Takeda Pharmaceutical Company Limited dated February 1, 2008 (with certain confidential information deleted therefrom). (Filed as an exhibit to Form 10-Q for the quarter ended March 31, 2008 on May 12, 2008 and incorporated herein by reference.)
10.43	Sale and Purchase Agreement between Amgen Inc. and Takeda Pharmaceutical Company Limited dated February 1, 2008 (with certain confidential information deleted therefrom). (Filed as an exhibit to Form 10-Q for the quarter ended March 31, 2008 on May 12, 2008 and incorporated herein by reference.)
10.44	Master Services Agreement, dated October 22, 2008, by and between Amgen Inc. and International Business Machines Corporation (with certain confidential information deleted therefrom). (Filed as an exhibit to Form 10-K for the year ended December 31, 2008 on February 27, 2009 and incorporated herein by reference.)
10.45	Amendment Number 5, dated December 11, 2009, to the Master Services Agreement, dated October 22, 2009, by and between Amgen Inc. and International Business Machines Corporation (with certain confidential information deleted therefrom). (Filed as an exhibit to Form 10-K for the year ended December 31, 2009 on March 1, 2010 and incorporated herein by reference.)
10.46	Amendment Number 6, dated September 23, 2010, to the Master Services Agreement, dated October 22, 2009, by and between Amgen Inc. and International Business Machines Corporation (with certain confidential information deleted therefrom). (Filed as an exhibit to Form 10-Q for the quarter ended September 30, 2010 on November 8, 2010 and incorporated herein by reference.)
10.47*	Amendment Number 7, dated August 17, 2011, to the Master Services Agreement, dated October 22, 2009, by and between Amgen Inc. and International Business Machines Corporation (with certain confidential information deleted therefrom).
10.48	Integrated Facilities Management Services Agreement, dated February 4, 2009, between Amgen Inc. and Jones Lang LaSalle Americas, Inc. (with certain confidential information deleted therefrom) (Previously filed as an exhibit to Form 10-K for the year ended December 31, 2008 on February 27, 2009.), as amended by Amendment Number 1 dated March 31, 2010 (with certain confidential information deleted therefrom), Amendment Number 2 dated May 12, 2011 (as corrected by the Letter Agreement) (with certain confidential information deleted therefrom), and Letter Agreement dated July 19, 2011. (Filed as an exhibit to Form 10-Q for the quarter ended June 30, 2011 on August 8, 2011 and incorporated herein by reference.)
10.49**	Amendment Number 3, dated July 1, 2011, to the Integrated Facilities Management Services Agreement, dated February 4, 2009, between Amgen Inc. and Jones Lang LaSalle Americas, Inc.
10.50	Collaboration Agreement dated July 27, 2009 between Amgen Inc. and Glaxo Group Limited, a wholly-owned subsidiary of GlaxoSmithKline plc (with certain confidential information deleted therefrom). (Filed as an exhibit to Form 10-Q for the quarter ended September 30, 2009 on November 6, 2009 and incorporated herein by reference.)
10.51	Expansion Agreement dated July 27, 2009 between Amgen Inc. and Glaxo Group Limited, a wholly-owned subsidiary of GlaxoSmithKline plc (with certain confidential information deleted therefrom). (Filed as an exhibit to Form 10-Q for the quarter ended September 30, 2009 on November 6, 2009 and incorporated herein by reference.)
10.52	Amendment Number 1, dated September 20, 2010, to Expansion Agreement dated July 27, 2009 between Amgen Inc. and Glaxo Group Limited, a wholly-owned subsidiary of GlaxoSmithKline plc (with certain confidential information deleted therefrom). (Filed as an exhibit to Form 10-Q for the quarter ended September 30, 2010 on November 8, 2010 and incorporated herein by reference.)
10.53	Underwriting Agreement, dated March 12, 2010, by and among the Company and Banc of America Securities LLC, Barclays Capital Inc. and Morgan Stanley & Co. Incorporated, as representatives of the several underwriters named therein. (Filed as an exhibit to Form 8-K on March 15, 2010 and incorporated herein by reference.)
10.54	Underwriting Agreement, dated September 13, 2010, by and among the Company and Citigroup Global Markets Inc., Goldman, Sachs & Co. and Morgan Stanley & Co. Incorporated, as representatives of the several underwriters named therein. (Filed as an exhibit to Form 8-K on September 17, 2010 and incorporated herein by reference.)

Exhibit No.	Description
10.55	Underwriting Agreement, dated June 27, 2011, by and among the Company and Barclays Capital Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Morgan Stanley & Co. LLC, as representatives of the several underwriters named therein. (Filed as an exhibit to Form 8-K on June 30, 2011 and incorporated herein by reference.)

31* 32***	Rule 13a-14(a) Certifications. Section 1350 Certifications.
101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE** 101.DEF**	XBRL Taxonomy Extension Presentation Linkbase Document. XBRL Taxonomy Extension Definition Linkbase.

(*	= filed herewith)
(**	= previously filed with the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011)
(***	= previously furnished and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, with the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011)
(+	= management contract or compensatory plan or arrangement)