Form 10-Q
period 2012-03-31
AMGEN INC
filed 2012-05-08
CIK 318154

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of April 26, 2012, the registrant had 777,707,877 shares of common stock, $0.0001 par value, outstanding.

AMGEN INC.

i

PART I — FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

AMGEN INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share data)

(Unaudited)

	Three months ended
	March 31,
	2012	2011
Revenues:
Product sales	$3,901	$3,618
Other revenues	147	88

Total revenues	4,048	3,706

Operating expenses:
Cost of sales (excludes amortization of certain acquired intangible assets presented separately)	679	564
Research and development	736	736
Selling, general and administrative	1,076	1,023
Amortization of certain acquired intangible assets	74	74
Other	6	16

Total operating expenses	2,571	2,413

Operating income	1,477	1,293

Interest expense, net	235	135
Interest and other income, net	124	148

Income before income taxes	1,366	1,306

Provision for income taxes	182	181

Net income	$1,184	$1,125

Earnings per share:
Basic	$1.50	$1.21
Diluted	$1.48	$1.20

Shares used in calculation of earnings per share:
Basic	791	933
Diluted	800	941

Dividends paid per share	$0.36	$—

See accompanying notes.

AMGEN INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

(Unaudited)

	Three months ended
	March 31,
	2012	2011
Net income	$1,184	$1,125

Other comprehensive loss, net of reclassification adjustments and income taxes	(65)	(162)

Comprehensive income	$1,119	$963

See accompanying notes.

AMGEN INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except per share data)

(Unaudited)

	March 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$4,207	$6,946
Marketable securities	15,167	13,695
Trade receivables, net	2,988	2,896
Inventories	2,499	2,484
Other current assets	1,994	1,572

Total current assets	26,855	27,593

Property, plant and equipment, net	5,392	5,420
Intangible assets, net	3,445	2,584
Goodwill	12,121	11,750
Other assets	1,437	1,524

Total assets	$49,250	$48,871

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$891	$642
Accrued liabilities	5,026	5,028
Current portion of long-term debt	2,381	84

Total current liabilities	8,298	5,754

Long-term debt	19,028	21,344
Other noncurrent liabilities	3,050	2,744

Contingencies and commitments

Stockholders’ equity:
Common stock and additional paid-in capital; $0.0001 par value; 2,750.0 shares authorized; outstanding - 781.1 shares in 2012 and 795.6 shares in 2011	28,212	27,777
Accumulated deficit	(9,444)	(8,919)
Accumulated other comprehensive income	106	171

Total stockholders’ equity	18,874	19,029

Total liabilities and stockholders’ equity	$49,250	$48,871

See accompanying notes.

AMGEN INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Three months ended
	March 31,
	2012	2011
Cash flows from operating activities:
Net income	$1,184	$1,125
Depreciation and amortization	259	273
Stock-based compensation expense	75	77
Other items, net	67	14
Changes in operating assets and liabilities, net of acquisitions:
Trade receivables, net	(92)	(181)
Inventories	(16)	(78)
Other assets	(133)	(62)
Accounts payable	226	104
Accrued income taxes	(60)	8
Other liabilities	(538)	(250)

Net cash provided by operating activities	972	1,030

Cash flows from investing activities:
Purchases of property, plant and equipment	(144)	(100)
Cash paid for acquisitions, net of cash acquired	(969)	(403)
Purchases of marketable securities	(6,133)	(7,203)
Proceeds from sales of marketable securities	4,740	6,933
Proceeds from maturities of marketable securities	160	224
Other	—	(6)

Net cash used in investing activities	(2,346)	(555)

Cash flows from financing activities:
Repurchases of common stock	(1,375)	(14)
Repayment of debt	(84)	(2,500)
Dividends paid	(285)	—
Net proceeds from issuance of common stock in connection with the Company’s equity award programs	374	16
Other	5	2

Net cash used in financing activities	(1,365)	(2,496)

Decrease in cash and cash equivalents	(2,739)	(2,021)

Cash and cash equivalents at beginning of period	6,946	3,287

Cash and cash equivalents at end of period	$4,207	$1,266

See accompanying notes.

AMGEN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

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

Basis of presentation

The financial information for the three months ended March 31, 2012 and 2011, is unaudited but includes all adjustments (consisting of only normal recurring adjustments, unless otherwise indicated), which Amgen considers necessary for a fair presentation of its condensed consolidated results of operations for those periods. Interim results are not necessarily indicative of results for the full fiscal year.

Certain prior year amounts shown within Cash flows from operating activities in our Condensed Consolidated Statements of Cash Flows have been reclassified to conform to the current year presentation.

The condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and the notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Property, plant and equipment, net

Property, plant and equipment is recorded at historical cost, net of accumulated depreciation and amortization of $5.9 billion and $5.8 billion as of March 31, 2012, and December 31, 2011, respectively.

Comprehensive income

In January 2012, we adopted a new accounting standard which requires additional disclosures for comprehensive income. As permitted under this standard, we have elected to present comprehensive income in two separate but consecutive financial statements, consisting of a statement of income followed by a separate statement of comprehensive income. This standard is required to be applied retrospectively beginning January 1, 2012, except for certain provisions for which adoption was delayed.

AMGEN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. Business combinations

Micromet, Inc.

On March 7, 2012, we acquired Micromet, Inc. (Micromet), a publicly held biotechnology company focused on the discovery, development and commercialization of innovative antibody-based therapies for the treatment of cancer, which became a wholly owned subsidiary of Amgen. This transaction, which was accounted for as a business combination, provides us with an opportunity to further expand our oncology pipeline. Micromet’s operations have been included in our consolidated financial statements commencing on the acquisition date.

The consideration to acquire Micromet totaled $1,146 million in cash, including $47 million which remains to be paid as of March 31, 2012. This consideration was allocated to the acquisition date fair values of assets acquired and liabilities assumed as follows (in millions):

Indefinite-lived intangible assets:
In-process research and development (IPR&D)	$440
Contract assets	170
Finite-lived intangible assets — Developed technology	350
Goodwill	368
Cash and marketable securities	154
Deferred tax liabilities	(317)
Other assets (liabilities) acquired, net	(19)

Total consideration	$1,146

The estimated fair value of acquired IPR&D is related to blinatumomab which is in phase 2 clinical development for the treatment of acute lymphoblastic leukemia. The estimated fair value was determined using a probability-weighted income approach, which discounts expected future cash flows to present value. The estimated net cash flows were discounted to present value using a discount rate that represents the estimated rate that market participants would use to value this intangible asset. The projected cash flows from blinatumomab were based on certain assumptions, including estimates of future revenues and expenses, the time and resources needed to complete development and the probabilities of obtaining marketing approval from the U.S. Food and Drug Administration (FDA) and other regulatory agencies. IPR&D intangible assets acquired in a business combination are considered to be indefinite-lived until the completion or abandonment of the associated research and development (R&D) efforts.

The major risks and uncertainties associated with the timely and successful completion of development and commercialization of blinatumomab include our ability to confirm its safety and efficacy based on data from clinical trials, our ability to obtain necessary regulatory approvals and our ability to successfully complete these tasks within budgeted costs. We are not able to market a human therapeutic without obtaining regulatory approvals, and such approvals require completing clinical trials that demonstrate a product candidate is safe and effective. Consequently, the eventual realized value of the acquired IPR&D may vary from its estimated fair value at the date of acquisition. The estimated incremental R&D costs to be incurred to obtain necessary regulatory approvals for blinatumomab are not material in any given year.

Contract assets represent the aggregate estimated fair values of receiving future milestone and royalty payments associated with various outlicensing arrangements previously entered into by Micromet. The fair values of these contracts were determined by estimating the probability weighted net cash flows associated with the agreements that may be received from the other parties discounted to present value using a discount rate that represents the estimated rate that market participants would use to value these intangible assets. These contract assets are considered indefinite-lived intangible assets and their assigned values will be expensed when the related revenues are earned or the associated R&D efforts are abandoned by the licensees.

The developed technology acquired relates to Micromet’s bi-specific T-cell engager technology platform which has produced various product candidates that are currently being developed as cancer treatments by Micromet and others and may lead to the development of additional product candidates. The fair value of this technology was determined by estimating the probability weighted net cash flows attributable to this technology discounted to present value using the estimated rate that market participants would use to value this intangible asset. The fair value of this technology is being amortized on a straightline basis over its estimated useful life of 10 years.

AMGEN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The excess of the acquisition date consideration over the fair values assigned to the assets acquired and the liabilities assumed of $368 million was recorded as goodwill, which is not deductible for tax purposes. Goodwill is attributable primarily to expected synergies and other benefits from combining Micromet with our oncology development and commercialization activities and the deferred tax consequences of indefinite-lived and finite-lived intangible assets recorded for financial statement purposes.

We are currently in the process of analyzing information regarding net operating losses, tax credits, certain other tax related items, and certain other assets and liabilities acquired to determine their acquisition date values. Accordingly, our accounting for this acquisition is preliminary and will be finalized upon completion of this analysis.

Pro forma supplemental consolidated results of operations for the three months ended March 31, 2012 and 2011, that assumes the acquisition of Micromet occurred on January 1, 2011, are not provided because those results would not be materially different from our reported consolidated results of operations.

In addition to the increase in goodwill for the acquisition of Micromet discussed above, goodwill increased by $3 million for the three months ended March 31, 2012, due to changes in foreign currency exchange rates.

3. Income taxes

The effective tax rates for the three months ended March 31, 2012 and 2011 are different from the federal statutory rates primarily as a result of indefinitely invested earnings of our foreign operations. We do not provide for U.S. income taxes on undistributed earnings of our foreign operations that are intended to be invested indefinitely outside the United States. The effective tax rates for the three months ended March 31, 2012 and 2011 were further reduced by foreign tax credits associated with the Puerto Rico excise tax described below. The federal Research and Experimentation (R&E) tax credit expired as of December 31, 2011 and was not reinstated as of March 31, 2012. Therefore our effective tax rate for the three months ended March 31, 2012 does not include a benefit for the federal R&E tax credit.

Commencing January 1, 2011, Puerto Rico imposes a temporary excise tax on the purchase of goods and services from a related manufacturer in Puerto Rico. The excise tax is imposed over a six year period beginning in 2011 with the excise tax rate declining in each year (4% in 2011, 3.75% in 2012, 2.75% in 2013, 2.5% in 2014, 2.25% in 2015, and 1% in 2016). We account for the excise tax as a manufacturing cost that is capitalized in inventory and expensed in cost of sales when the related products are sold. For U.S. income tax purposes, the excise tax results in foreign tax credits that are generally recognized in our provision for income taxes when the excise tax is incurred. Our effective tax rates for the three months ended March 31, 2012 and 2011, would have been 18.5% and 18.8%, respectively, without the impact of the foreign tax credits associated with the Puerto Rico excise tax.

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

During the three months ended March 31, 2012, the gross amount of our uncertain tax benefits (UTBs) increased by approximately $75 million as a result of tax positions taken during the current year. Substantially all of the UTBs as of March 31, 2012, if recognized, would affect our effective tax rate. As of March 31, 2012, we believe it is reasonably possible that our gross liabilities for UTBs may decrease by approximately $330 million within the succeeding twelve months due to the resolution of federal and state audits.

4. Earnings per share

The computation of basic earnings per share (EPS) is based on the weighted-average number of our common shares outstanding. The computation of diluted EPS is based on the weighted-average number of our common shares outstanding and dilutive potential common shares, which include principally: shares that may be issued under our stock option, restricted stock and performance unit awards, determined using the treasury stock method; our outstanding convertible notes, as discussed below; and our outstanding warrants (collectively “dilutive securities”). The convertible note hedges purchased in connection with the issuance of our convertible notes are excluded from the calculation of diluted EPS because their impact is always anti-dilutive.

AMGEN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Upon conversion of our convertible notes, the principal amount would be settled in cash, and the excess of the conversion value, as defined, over the principal amount may be settled in cash and/or shares of our common stock. Therefore, only the shares of our common stock potentially issuable with respect to the excess of the notes’ conversion value over their principal amount, if any, are considered as dilutive potential common shares for purposes of calculating diluted EPS. For the three months ended March 31, 2012 and 2011, the conversion value for our convertible notes was less than the related principal amount and, accordingly, no shares were assumed to be issued for purposes of computing diluted EPS.

The computation for basic and diluted EPS was as follows (in millions, except per-share data):

	Three months ended March 31,
	2012	2011
Income (Numerator):
Net income for basic and diluted EPS	$1,184	$1,125

Shares (Denominator):
Weighted-average shares for basic EPS	791	933
Effect of dilutive securities	9	8

Weighted-average shares for diluted EPS	800	941

Basic EPS	$1.50	$1.21
Diluted EPS	$1.48	$1.20

For the three months ended March 31, 2012 and 2011, there were employee stock-based awards, calculated on a weighted-average basis, to purchase 11 million and 39 million shares of our common stock, respectively, that are not included in the computation of diluted EPS because their impact would have been anti-dilutive. In addition, shares of our common stock that may be issued upon exercise of our warrants are not included in the computation of diluted EPS for any of the periods presented above because their impact would have been anti-dilutive.

5. Collaborative arrangements

AstraZeneca Plc.

In March 2012, we entered into a collaboration agreement with AstraZeneca Plc. (AstraZeneca) to jointly develop and commercialize certain monoclonal antibodies from Amgen’s clinical inflammation portfolio, including brodalumab (AMG 827), AMG 139, AMG 157, AMG 181 and AMG 557. The agreement covers the worldwide development and commercialization, except for certain Asian countries for brodalumab and Japan for AMG 557, which are licensed to other third parties.

Under the terms of the agreement, approximately 65% of related development costs for the 2012-2014 periods will be funded by AstraZeneca, thereafter, the companies will share costs equally. If approved for sale, Amgen will receive a low single-digit royalty rate for brodalumab and a mid single-digit royalty rate for the rest of the portfolio, after which the worldwide commercialization profits and losses related to the collaboration will be shared equally. In connection with the transfer of technology rights, Amgen received a payment of $50 million which has been recognized in Other revenues in our Condensed Consolidated Statement of Income for the three months ended March 31, 2012.

The collaboration agreement will continue in effect unless terminated earlier in accordance with its terms.

AMGEN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. Available-for-sale investments

The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair values of available-for-sale investments by type of security were as follows (in millions):

	Amortized	Amortized	Amortized	Amortized
Type of security as of March 31, 2012	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
U.S. Treasury securities	$2,670	$23	$(4)	$2,689
Other government-related debt securities:
Obligations of U.S. government agencies and FDIC-guaranteed bank debt	1,288	18	(2)	1,304
Foreign and other	1,133	15	(3)	1,145
Corporate debt securities:
Financial	3,117	59	(2)	3,174
Industrial	3,758	86	(9)	3,835
Other	290	9	—	299
Mortgage- and asset-backed securities	2,719	10	(8)	2,721
Money market mutual funds	3,680	—	—	3,680

Total debt security investments	18,655	220	(28)	18,847
Equity securities	47	1	—	48

Total available-for-sale investments	$18,702	$221	$(28)	$18,895

Type of security as of December 31, 2011	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
U.S. Treasury securities	$3,878	$68	$—	$3,946
Other government-related debt securities:
Obligations of U.S. government agencies and FDIC-guaranteed bank debt	1,548	23	—	1,571
Foreign and other	441	9	—	450
Corporate debt securities:
Financial	2,493	30	(15)	2,508
Industrial	3,077	79	(10)	3,146
Other	280	9	—	289
Mortgage- and asset-backed securities	1,789	6	(10)	1,785
Money market mutual funds	6,266	—	—	6,266

Total debt security investments	19,772	224	(35)	19,961
Equity securities	42	—	—	42

Total available-for-sale investments	$19,814	$224	$(35)	$20,003

AMGEN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The fair values of available-for-sale investments by classification in the Condensed Consolidated Balance Sheets were as follows (in millions):

	December 31,	December 31,
Classification in the Condensed Consolidated Balance Sheets	March 31, 2012	December 31, 2011
Cash and cash equivalents	$3,680	$6,266
Marketable securities	15,167	13,695
Other assets — noncurrent	48	42

Total available-for-sale investments	$18,895	$20,003

Cash and cash equivalents in the table above excludes cash of $527 million and $680 million as of March 31, 2012, and December 31, 2011, respectively.

The fair values of available-for-sale debt security investments by contractual maturity were as follows (in millions):

	December 31,	December 31,
Contractual maturity	March 31, 2012	December 31, 2011
Maturing in one year or less	$4,004	$6,811
Maturing after one year through three years	5,900	6,346
Maturing after three years through five years	6,416	5,710
Maturing after five years	2,527	1,094

Total debt security investments	$18,847	$19,961

For the three months ended March 31, 2012 and 2011, realized gains totaled $67 million and $89 million, and realized losses totaled $19 million and $8 million, respectively. The cost of securities sold is based on the specific identification method.

The primary objective of our investment portfolio is to enhance overall returns in an efficient manner while maintaining safety of principal, prudent levels of liquidity and acceptable levels of risk. Our investment policy limits debt security investments to certain types of debt and money market instruments issued by institutions with primarily investment-grade credit ratings and places restrictions on maturities and concentration by asset class and issuer.

We review our available-for-sale investments for other-than-temporary declines in fair value below our cost basis each quarter and whenever events or changes in circumstances indicate that the cost basis of an asset may not be recoverable. This evaluation is based on a number of factors, including the length of time and the extent to which the fair value has been below our cost basis and adverse conditions related specifically to the security, including any changes to the credit rating of the security. As of March 31, 2012, and December 31, 2011, we believe the cost bases for our available-for-sale investments were recoverable in all material respects.

7. Inventories

Inventories consisted of the following (in millions):

	December 31,	December 31,
	March 31, 2012	December 31, 2011
Raw materials	$191	$158
Work in process	1,597	1,802
Finished goods	711	524

Total inventories	$2,499	$2,484

AMGEN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

8. Intangible assets

Finite-lived and indefinite-lived identifiable intangible assets consisted of the following as of March 31, 2012, and December 31, 2011 (in millions):

	March 31, 2012			December 31, 2011
	Gross carrying amount	Accumulated amortization	Intangible assets, net	Gross carrying amount	Accumulated amortization	Intangible assets, net
Finite-lived intangible assets:
Acquired product technology rights:
Developed product technology	$2,872	$(1,859)	$1,013	$2,872	$(1,811)	$1,061
Core technology	1,348	(872)	476	1,348	(850)	498
Trade name	190	(123)	67	190	(120)	70
Acquired R&D technology rights	697	(353)	344	350	(350)	—
Other acquired intangible assets	687	(421)	266	686	(406)	280

Total finite-lived intangible assets	5,794	(3,628)	2,166	5,446	(3,537)	1,909

Indefinite-lived intangible assets:
IPR&D	1,111	—	1,111	675	—	675
Contract assets	168	—	168	—	—	—

Total indefinite-lived intangible assets	1,279	—	1,279	675	—	675

Total identifiable intangible assets	$7,073	$(3,628)	$3,445	$6,121	$(3,537)	$2,584

Acquired R&D technology rights, IPR&D and Contract assets as of March 31, 2012, include the identifiable intangible assets acquired in connection with the Micromet acquisition (see Note 2, Business combinations — Micromet, Inc.). During the three months ended March 31, 2012 and 2011, we recognized amortization charges associated with our finite-lived intangible assets of $91 million and $106 million, respectively. The total estimated amortization charges for our finite-lived intangible assets for the nine months ended December 31, 2012, and the years ended December 31, 2013, 2014, 2015, 2016 and 2017, are $291 million, $393 million, $375 million, $363 million, $352 million and $210 million, respectively.

AMGEN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

9. Financing arrangements

The carrying values and the fixed contractual coupon rates of our long-term borrowings were as follows (dollar amounts in millions):

	December 31,	December 31,

	March 31, 2012	December 31, 2011
0.375% convertible notes due 2013 (0.375% 2013 Convertible Notes)	$2,381	$2,346
1.875% notes due 2014 (1.875% 2014 Notes)	1,000	1,000
4.85% notes due 2014 (4.85% 2014 Notes)	1,000	1,000
2.30% notes due 2016 (2.30% 2016 Notes)	749	748
2.50% notes due 2016 (2.50% 2016 Notes)	999	999
5.85% notes due 2017 (5.85% 2017 Notes)	1,099	1,099
6.15% notes due 2018 (6.15% 2018 Notes)	499	499
4.375% euro denominated notes due 2018 (4.375% 2018 euro Notes)	730	714
5.70% notes due 2019 (5.70% 2019 Notes)	998	998
4.50% notes due 2020 (4.50% 2020 Notes)	300	300
3.45% notes due 2020 (3.45% 2020 Notes)	897	897
4.10% notes due 2021 (4.10% 2021 Notes)	998	998
3.875% notes due 2021 (3.875% 2021 Notes)	1,745	1,745
5.50% pound sterling denominated notes due 2026 (5.50% 2026 pound sterling Notes)	752	739
6.375% notes due 2037 (6.375% 2037 Notes)	899	899
6.90% notes due 2038 (6.90% 2038 Notes)	499	499
6.40% notes due 2039 (6.40% 2039 Notes)	996	996
5.75% notes due 2040 (5.75% 2040 Notes)	697	697
4.95% notes due 2041 (4.95% 2041 Notes)	595	595
5.15% notes due 2041 (5.15% 2041 Notes)	2,232	2,232
5.65% notes due 2042 (5.65% 2042 Notes)	1,244	1,244
Other notes, including our zero-coupon convertible notes while outstanding	100	184

Total debt	21,409	21,428
Less current portion	(2,381)	(84)

Total noncurrent debt	$19,028	$21,344

Debt repayments

In March 2012, we redeemed all of our outstanding zero-coupon convertible notes due in 2032 at the aggregate accreted amount of $84 million.

AMGEN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

10. Stockholders’ equity

Stock repurchase program

Activity under our stock repurchase program was as follows (in millions):

	2012		2011
	Shares	Dollars	Shares	Dollars
First quarter	21.0	$1,429	—	$—

As of March 31, 2012, $3.6 billion remained available under our stock repurchase program.

Dividends

In December 2011, the Board of Directors declared a quarterly cash dividend of $0.36 per share of common stock, which was paid on March 7, 2012. On March 15, 2012, the Board of Directors declared a quarterly cash dividend of $0.36 per share of common stock, which will be paid on June 7, 2012, to all stockholders of record as of the close of business on May 16, 2012.

11. Fair value measurement

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

AMGEN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The fair value of each major class of the Company’s financial assets and liabilities measured at fair value on a recurring basis was as follows (in millions):

Fair value measurement as of March 31, 2012, using:	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Available-for-sale securities:
U.S. Treasury securities	$2,689	$—	$—	$2,689
Other government-related debt securities:
Obligations of U.S. government agencies and FDIC-guaranteed bank debt	—	1,304	—	1,304
Foreign and other	—	1,145	—	1,145
Corporate debt securities:
Financial	—	3,174	—	3,174
Industrial	—	3,835	—	3,835
Other	—	299	—	299
Mortgage- and asset-backed securities	—	2,721	—	2,721
Money market mutual funds	3,680	—	—	3,680
Equity securities	48	—	—	48
Derivatives:
Foreign currency contracts	—	98	—	98
Interest rate swap contracts	—	359	—	359

Total assets	$6,417	$12,935	$—	$19,352

Liabilities:
Derivatives:
Foreign currency contracts	$—	$70	$—	$70
Cross currency swap contracts	—	18	—	18
Contingent consideration obligations in connection with a business combination	—	—	192	192

Total liabilities	$—	$88	$192	$280

AMGEN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Fair value measurement as of December 31, 2011, using:	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Available-for-sale investments:
U.S. Treasury securities	$3,946	$—	$—	$3,946
Other government-related debt securities:
Obligations of U.S. government agencies and FDIC-guaranteed bank debt	—	1,571	—	1,571
Foreign and other	—	450	—	450
Corporate debt securities:
Financial	—	2,508	—	2,508
Industrial	—	3,146	—	3,146
Other	—	289	—	289
Mortgage- and asset-backed securities	—	1,785	—	1,785
Money market mutual funds	6,266	—	—	6,266
Equity securities	42	—	—	42
Derivatives:
Foreign currency contracts	—	172	—	172
Interest rate swap contracts	—	377	—	377

Total assets	$10,254	$10,298	$—	$20,552

Liabilities:
Derivatives:
Foreign currency contracts	$—	$48	$—	$48
Cross currency swap contracts	—	26	—	26
Contingent consideration obligations in connection with a business combination	—	—	190	190

Total liabilities	$—	$74	$190	$264

The fair values of our U.S. Treasury securities, money market mutual funds and equity securities are based on quoted market prices in active markets with no valuation adjustment.

Substantially all of our other government related and corporate debt securities are investment grade with maturity dates of five years or less from the balance sheet date. Our other government related debt securities portfolio is composed of securities with weighted-average credit ratings of AA or equivalent by Standard & Poor’s (S&P), Moody’s Investors Service, Inc. (Moody’s) or Fitch, Inc. (Fitch); and our corporate debt securities portfolio has a weighted-average credit rating of A- by S&P and A or equivalent by Moody’s or Fitch. We estimate the fair values of these securities by taking into consideration valuations obtained from third-party pricing services. The pricing services utilize industry standard valuation models, including both income- and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities; issuer credit spreads; benchmark securities; and other observable inputs.

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

AMGEN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Substantially all of our foreign currency forward and option derivatives contracts have maturities primarily over a three year time horizon and all are with counterparties that have a minimum credit rating of A- or equivalent by S&P, Moody’s or Fitch. We estimate the fair values of these contracts by taking into consideration valuations obtained from a third-party valuation service that utilizes an income-based industry standard valuation model for which all significant inputs are observable, either directly or indirectly. These inputs include foreign currency rates, London Interbank Offered Rates (LIBOR), swap rates and obligor credit default swap rates. In addition, inputs for our foreign currency option contracts also include implied volatility measures. These inputs, where applicable, are at commonly quoted intervals. (See Note 12, Derivative instruments.)

Our cross currency swap contracts are with counterparties that have a minimum credit rating of A- or equivalent by S&P, Moody’s or Fitch. We estimate the fair values of these contracts by taking into consideration valuations obtained from a third-party valuation service that utilizes an income-based industry standard valuation model for which all significant inputs are observable either directly or indirectly. These inputs include foreign currency exchange rates, LIBOR, swap rates, obligor credit default swap rates and cross currency basis swap spreads. (See Note 12, Derivative instruments.)

Our interest rate swap contracts are with counterparties that have a minimum credit rating of A- or equivalent by S&P, Moody’s or Fitch. We estimate the fair values of these contracts by using an income-based industry standard valuation model for which all significant inputs are observable either directly or indirectly. These inputs include LIBOR, swap rates and obligor credit default swap rates. (See Note 12, Derivative instruments.)

As a result of our acquisition of Biovex Group, Inc. (BioVex) in March 2011, we are obligated to pay its former shareholders up to $575 million of additional consideration contingent upon achieving up to eight separate regulatory and sales related milestones with regard to talimogene laherparepvec, which was acquired in the acquisition and is currently in phase 3 clinical development for the treatment of malignant melanoma. The largest of these potential payments are $125 million, including the amount due upon completing the filing of a Biologics License Application (BLA) with the FDA. Potential payments are also due upon the first commercial sale in each of the United States and the European Union following receipt of marketing approval which includes use of the product in specified patient populations and upon achieving specified levels of sales within specified periods of time.

These contingent consideration obligations are recorded at their estimated fair values with any changes in fair value recognized in earnings. The fair value measurements of these obligations are based on significant unobservable inputs, including the estimated probabilities and timing of achieving the related regulatory events in connection with these milestones and, as applicable, estimated annual sales. Significant changes (increases or decreases) in these inputs would result in corresponding changes in the fair values of the contingent consideration obligations.

Annually, or whenever there are significant changes in underlying key assumptions, we estimate the fair values of these contingent consideration obligations by using a combination of probability adjusted discounted cash flows, option pricing techniques and a simulation model of expected annual sales. Quarterly, a review of key assumptions is performed by management in our research and development and commercial sales organizations. In the absence of any significant changes in key assumptions, the quarterly determination of fair values of these contingent consideration obligations reflects the passage of time and changes in our credit risk adjusted rate used to discount obligations to present value. During the three months ended March 31, 2012, there were no significant changes in underlying key assumptions, and the increase in the estimated aggregate fair value of $2 million was recorded in Other operating expenses in the Condensed Consolidated Statement of Income.

There have been no transfers of assets or liabilities between the fair value measurement levels, and there were no material remeasurements to fair value during the three months ended March 31, 2012 and 2011, of assets and liabilities that are not measured at fair value on a recurring basis.

Summary of the fair value of other financial instruments

Borrowings

We estimate the fair values of our convertible notes (Level 2) by using an income-based industry standard valuation model for which all significant inputs are observable either directly or indirectly, including benchmark yields adjusted for our credit risk. The fair value of our convertible notes represents only the liability components of these instruments, as their equity components are included in Common stock and additional paid-in capital in the Condensed Consolidated Balance Sheets. We estimate the fair values of our other long-term notes (Level 2) by taking into consideration indicative prices obtained from a third party financial institution that utilizes industry standard valuation models, including both income- and market-based approaches, for which all significant inputs are observable either directly or indirectly. These inputs include reported trades of and broker/dealer quotes on the same or similar

AMGEN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

securities; credit spreads; benchmark yields; foreign exchange rates, as applicable; and other observable inputs. As of March 31, 2012, and December 31, 2011, the aggregate fair values of our long-term debt were $23.2 billion and $23.0 billion, respectively, and the carrying value was $21.4 billion, at both these dates.

12. Derivative instruments

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

Cash flow hedges

We are exposed to possible changes in the values of certain anticipated foreign currency cash flows resulting from changes in foreign currency exchange rates, associated primarily with our euro denominated international product sales. Increases or decreases in the cash flows associated with our international product sales due to movements in foreign currency exchange rates are offset partially by the corresponding increases and decreases in our international operating expenses resulting from these foreign currency exchange rate movements. To further reduce our exposure to foreign currency exchange rate fluctuations on our international product sales, we enter into foreign currency forward and option contracts to hedge a portion of our projected international product sales primarily over a three-year time horizon, with, at any given point in time, a higher percentage of nearer-term projected product sales being hedged than in successive periods. As of March 31, 2012, and December 31, 2011, we had open foreign currency forward contracts with notional amounts of $3.4 billion and $3.5 billion, respectively, and open foreign currency option contracts with notional amounts of $214 million and $292 million, respectively. These foreign currency forward and option contracts, primarily euro based, have been designated as cash flow hedges, and accordingly, the effective portions of the unrealized gains and losses on these contracts are reported in Accumulated Other Comprehensive Income (AOCI) in the Condensed Consolidated Balance Sheets and reclassified to earnings in the same periods during which the hedged transactions affect earnings.

In order to hedge our exposure to foreign currency exchange rate risk associated with our pound sterling denominated long-term notes issued in 2011, we entered into cross currency swap contracts. Under the terms of these contracts, we receive interest payments in pounds sterling at a fixed rate of 5.5% on £475 million and pay interest in U.S. dollars at a fixed rate of 5.8% on $748 million, the aggregate notional amounts paid to/received from the counterparties upon exchange of currencies at the inception of these contracts. We will pay U.S. dollars to, and receive pounds sterling from, the counterparties at the maturity of the contracts for the same notional amounts. The terms of these contracts correspond to the related hedged notes, effectively converting the interest payments and principal repayment on these notes from pounds sterling to U.S. dollars. These cross currency swap contracts have been designated as cash flow hedges, and accordingly, the effective portions of the unrealized gains and losses on these contracts are reported in AOCI and reclassified to earnings in the same periods during which the hedged debt affects earnings.

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

The effective portion of the unrealized gain/(loss) recognized in other comprehensive income for our derivative instruments designated as cash flow hedges was as follows (in millions):

	Three months ended March 31,
Derivatives in cash flow hedging relationships	2012	2011
Foreign currency contracts	$(87)	$(197)
Cross currency swap contracts	8	—
Forward interest rate contracts	—	—

Total	$(79)	$(197)

AMGEN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The location in the Condensed Consolidated Statements of Income and the effective portion of the gain/(loss) reclassified from AOCI into earnings for our derivative instruments designated as cash flow hedges was as follows (in millions):

		Three months ended
		March 31,
Derivatives in cash flow hedging relationships	Statements of Income location	2012	2011
Foreign currency contracts	Product sales	$11	$(8)
Cross currency swap contracts	Interest and other income, net	13	—
Forward interest rate contracts	Interest expense, net	—	—

Total		$24	$(8)

No portions of our cash flow hedge contracts are excluded from the assessment of hedge effectiveness, and the ineffective portions of these hedging instruments were approximately $1 million of losses for both the three months ended March 31, 2012 and 2011. As of March 31, 2012, the amounts expected to be reclassified from AOCI into earnings over the next 12 months are approximately $15 million of net gains on our foreign currency and cross currency swap contracts and approximately $1 million of losses on forward interest rate contracts.

Fair value hedges

To achieve a desired mix of fixed and floating interest rates on our long-term debt, we have entered into interest rate swap contracts, which qualify and have been designated as fair value hedges. The terms of these interest rate swap contracts correspond to the related hedged debt instruments and effectively convert a fixed interest rate coupon to a floating LIBOR-based coupon over the lives of the respective notes. The rates on these swaps range from LIBOR plus 0.3% to LIBOR plus 2.6%. As of March 31, 2012 and December 31, 2011, we had interest rate swap contracts with aggregate notional amounts of $3.6 billion. The interest rate swap contracts were for our 4.85% 2014 Notes, 5.85% 2017 Notes, 6.15% 2018 Notes and 5.70% 2019 Notes. For derivative instruments that are designated and qualify as fair value hedges, the unrealized gain or loss on the derivative resulting from the change in fair value during the period as well as the offsetting unrealized loss or gain of the hedged item resulting from the change in fair value during the period attributable to the hedged risk is recognized in current earnings. For the three months ended March 31, 2012 and 2011, we included the unrealized gains on the hedged debt of $18 million and $47 million, respectively, in the same line item, Interest expense, net, in the Condensed Consolidated Statements of Income, as the offsetting unrealized losses of $18 million and $47 million, respectively, on the related interest rate swap contracts.

Derivatives not designated as hedges

We enter into foreign currency forward contracts that are not designated as hedging transactions to reduce our exposure to foreign currency fluctuations of certain assets and liabilities denominated in foreign currencies. These exposures are hedged on a month-to-month basis. As of March 31, 2012, and December 31, 2011, the total notional amounts of these foreign currency forward contracts were $402 million and $389 million, respectively.

The location in the Condensed Consolidated Statements of Income and the amount of gain/(loss) recognized in earnings for our derivative instruments not designated as hedging instruments were as follows (in millions):

Derivatives not designated as hedging instruments
		Three months ended
		March 31,
	Statements of Income location	2012	2011
Foreign currency contracts	Interest and other income, net	$(10)	$(51)

AMGEN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The fair values of both derivatives designated as hedging instruments and derivatives not designated as hedging instruments included in the Condensed Consolidated Balance Sheets were as follows (in millions):

	Derivative assets		Derivative liabilities
March 31, 2012	Balance Sheet location	Fair value	Balance Sheet location	Fair value
Derivatives designated as hedging instruments:
Interest rate swap contracts	Other current assets/Other noncurrent assets	$359	Accrued liabilities/Other non current liabilities	$—
Cross currency swap contracts	Other current assets/ Other noncurrent assets	—	Accrued liabilities/ Other noncurrent liabilities	18
Foreign currency contracts	Other current assets/ Other noncurrent assets	97	Accrued liabilities/ Other noncurrent liabilities	70

Total derivatives designated as hedging instruments		456		88

Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	1	Accrued liabilities	—

Total derivatives not designated as hedging instruments		1		—

Total derivatives		$457		$88

	Derivative assets		Derivative liabilities
December 31, 2011	Balance Sheet location	Fair value	Balance Sheet location	Fair value
Derivatives designated as hedging instruments:
Interest rate swap contracts	Other current assets/Other noncurrent assets	$377	Accrued liabilities/ Other noncurrent liabilities	$—
Cross currency swap contracts	Other current assets/Other noncurrent assets	—	Accrued liabilities/ Other noncurrent liabilities	26
Foreign currency contracts	Other current assets/Other noncurrent assets	172	Accrued liabilities/ Other noncurrent liabilities	48

Total derivatives designated as hedging instruments		549		74

Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	—	Accrued liabilities	—

Total derivatives not designated as hedging instruments		—		—

Total derivatives		$549		$74

Our derivative contracts that were in liability positions as of March 31, 2012, contain certain credit risk related contingent provisions that would be triggered if (i) we were to undergo a change in control and (ii) our or the surviving entity’s creditworthiness deteriorates, which is generally defined as having either a credit rating that is below investment grade or a materially weaker creditworthiness after the change in control. If these events were to occur, the counterparties would have the right, but not the obligation, to close the contracts under early-termination provisions. In such circumstances, the counterparties could request immediate settlement of these contracts for amounts that approximate the then current fair values of the contracts.

AMGEN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The cash flow effects of our derivatives contracts for the three months ended March 31, 2012 and 2011, are included within Net cash provided by operating activities in the Condensed Consolidated Statements of Cash Flows.

13. Contingencies and commitments

In the ordinary course of business, we are involved in various legal proceedings and other matters, including those discussed in this Note, that are complex in nature and have outcomes that are difficult to predict. See Note 18, Contingencies and commitments to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2011 (our 2011 Form 10-K) for further discussion of certain of our legal proceedings and other matters.

We record accruals for loss contingencies to the extent that we conclude that it is probable that a liability has been incurred and the amount of the related loss can be reasonably estimated. We evaluate, on a quarterly basis, developments in legal proceedings and other matters that could cause an increase or decrease in the amount of the liability that has been accrued previously. Excluding fees paid to our external counsel, as of March 31, 2012, the Company has accrued $780 million associated with the previously-announced proposed settlement of the allegations arising out of the previously disclosed federal civil and criminal investigations pending in the U.S. Attorney’s Offices for the Eastern District of New York and the Western District of Washington (the Federal Investigations), which the Company recorded in the three months ended September 30, 2011.

Our legal proceedings range from cases brought by a single plaintiff to a class action with thousands of putative class members. These legal proceedings, as well as other matters, involve various aspects of our business and a variety of claims (including but not limited to patent infringement, marketing, pricing and trade practices and securities law), some of which present novel factual allegations and/or unique legal theories. Except for the proposed settlement of the allegations arising out of the Federal Investigations, in each of the matters described in this filing or in Note 18 to our consolidated financial statements in our 2011 Form 10-K, plaintiffs seek an award of a not-yet-quantified amount of damages or an amount that is not material. In addition, a number of the matters pending against us are at very early stages of the legal process (which in complex proceedings of the sort faced by us often extend for several years). As a result, except for the proposed settlement of the allegations arising out of the Federal Investigations, none of the matters described in this filing or in Note 18 to our consolidated financial statements in our 2011 Form 10-K have progressed sufficiently through discovery and/or development of important factual information and legal issues to enable us to estimate a range of possible loss, if any, or such amounts are not material. While it is not possible to accurately predict or determine the eventual outcomes of these items, an adverse determination in one or more of these items currently pending, including further adverse determinations associated with the pending investigations described above, could have a material adverse effect on our consolidated results of operations, financial position or cash flows.

Certain recent developments concerning our legal proceedings and other matters are discussed below:

Co-Pay Litigation

A class action lawsuit titled American Federation of State, County and Municipal Employees District Council 37 Health & Security Plan and Sergeants Benevolent Association Health and Welfare Fund, individually and on behalf of all others similarly situated v. Amgen Inc. and Pfizer Inc. was filed on March 7, 2012 in the U.S. District Court for the Eastern District of New York. That suit was dismissed and re-filed in the U.S. District Court for the Southern District of New York on March 27, 2012. The complaint alleges that Amgen and Pfizer have unlawfully implemented prescription co-pay assistance programs that caused health benefit providers to pay more for prescription drugs and falsely inflated drug reimbursement rates reported to health benefit providers and that the co-pay assistance programs cause privately insured individuals to choose Amgen’s branded drugs, Sensipar® and Enbrel®, instead of less expensive therapeutic alternatives. Plaintiffs further claim that the co-pay plans constitute “insurance fraud” under the federal racketeering laws and unlawful commercial bribes under the antitrust laws. The lawsuit seeks to have a class certified as well as treble damages under the antitrust laws and an injunction preventing Amgen from offering the co-pay programs. Similar lawsuits were filed at the same time against Abbott Laboratories, Astrazeneca LP, Astrazeneca Pharmaceuticals LP, Merck & Co., Inc., Bristol-Myers Squibb Company, Otsuka America Pharmaceutical, Inc., GlaxoSmithKline LLC and Novartis Pharmaceuticals Corp. (collectively, the Additional Co-Pay Litigation).

AMGEN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

On April 12, 2012, New England Carpenters Health and Welfare Fund (Carpenters Fund) filed a Motion for Transfer of Actions For Coordinated or Consolidated Pretrial Proceedings Pursuant to 28 U.S.C. §1407 (the Motion for Transfer) with the United States Judicial Panel on Multidistrict Litigation to have the suit against Amgen and Pfizer consolidated with the Additional Co-Pay Litigation. Plaintiffs joined Carpenters Fund’s Motion for Transfer. Carpenters Fund has requested the cases be consolidated into a federal Multi-District Litigation proceeding before Judge Robert M. Dow, Jr. in the U.S. District Court for the Northern District of Illinois.

Federal Securities Litigation — In re Amgen Inc. Securities Litigation

Amgen filed a petition for certiorari with the U.S. Supreme Court on March 3, 2012. Three amicus briefs in support of Amgen’s petition were filed on April 4, 2012.

Government Investigations and Qui Tam Actions

U.S. ex rel. Streck v. Allergan, et al.

A hearing on defendants’ motion to dismiss is scheduled for May 18, 2012.

14. Subsequent events

KAI Pharmaceuticals

On April 10, 2012, we announced that we had entered into an agreement to acquire KAI Pharmaceuticals (KAI), a privately held biotechnology company. KAI’s lead product candidate, KAI-4169, is currently in phase 2 clinical trials for the treatment of secondary hyperparathyroidism in patients with chronic kidney disease (CKD) who are on dialysis. Through this acquisition, we will acquire the worldwide rights, excluding Japan, to KAI-4169. This acquisition will provide us with an opportunity to further expand our nephrology pipeline. Under terms of the agreement, we will pay $315 million in cash upon closing to acquire KAI.

Upon its acquisition, KAI will become a wholly owned subsidiary of Amgen and will be included in our consolidated financial statements commencing on the acquisition date. The acquisition is subject to customary closing conditions, including regulatory approvals.

Mustafa Nevzat Pharmaceuticals

On April 25, 2012, we announced that we had entered into an agreement to acquire no less than 95.6% of Mustafa Nevzat Pharmaceuticals (MN), a privately held Turkish pharmaceutical company. MN is the leading supplier of pharmaceuticals to the hospital sector and a major supplier of injectable medicines in Turkey. Through this acquisition, we will have the opportunity to expand our presence in Turkey and the surrounding region.

Under the terms of the agreement, we will pay an all cash amount that values MN at $700 million.

Upon its acquisition, MN will become a subsidiary of Amgen and will be included in our consolidated financial statements commencing on the acquisition date. The acquisition is subject to customary closing conditions, including regulatory approvals.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking statements

This report and other documents we file with the U.S. Securities and Exchange Commission (SEC) contain forward-looking statements that are based on current expectations, estimates, forecasts and projections about us, our future performance, our business or others on our behalf, our beliefs and our management’s assumptions. In addition, we, or others on our behalf, may make forward-looking statements in press releases or written statements, or in our communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls and conference calls. Such words as “expect,” “anticipate,” “outlook,” “could,” “target,” “project,” “intend,” “plan,” “believe,” “seek,” “estimate,” “should,” “may,” “assume,” and “continue,” as well as variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. We describe our respective risks, uncertainties and assumptions that could affect the outcome or results of operations in Item 1A. Risk Factors in Part II herein. We have based our forward-looking statements on our management’s beliefs and assumptions based on information available to our management at the time the statements are made. We caution you that actual outcomes and results may differ materially from what is expressed, implied or forecast by our forward-looking statements. Reference is made in particular to forward-looking statements regarding product sales, regulatory activities, clinical trial results, reimbursement, expenses, EPS, liquidity and capital resources, trends and planned dividends and stock repurchases. Except as required under the federal securities laws and the rules and regulations of the SEC, we do not have any intention or obligation to update publicly any forward-looking statements after the distribution of this report, whether as a result of new information, future events, changes in assumptions or otherwise.

Overview

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to assist the reader in understanding Amgen’s business. MD&A is provided as a supplement to, and should be read in conjunction with, our Annual Report on Form 10-K for the year ended December 31, 2011. Our results of operations discussed in MD&A are presented in conformity with GAAP.

Amgen Inc. (including its subsidiaries, referred to as “Amgen,” “the Company,” “we,” “our” or “us”) is the world’s largest independent biotechnology medicines company. We discover, develop, manufacture and market medicines for grievous illnesses. We focus solely on human therapeutics and concentrate on innovative novel medicines based on advances in cellular and molecular biology. Our mission is to serve patients. We operate in one business segment — human therapeutics. Therefore, our results of operations are discussed on a consolidated basis.

Currently, we market primarily recombinant protein therapeutics in supportive cancer care, nephrology and inflammation. Our principal products are Neulasta® (pegfilgrastim); NEUPOGEN® (Filgrastim); ENBREL (etanercept); and Aranesp® (darbepoetin alfa) and EPOGEN® (epoetin alfa), erythropoiesis-stimulating agents (ESAs). Our international product sales consist principally of sales in Europe. For the three months ended March 31, 2012 and 2011, our principal products represented 83% and 89% of worldwide product sales, respectively. Our other marketed products include principally Sensipar®/Mimpara® (cinacalcet), Vectibix® (panitumumab), Nplate® (romiplostim), Prolia® (denosumab) and XGEVA® (denosumab).

Significant developments

The following is a summary of selected significant developments that occurred to date during 2012 affecting our business. For additional developments or for a more comprehensive discussion of certain developments discussed below, see our Annual Report on Form 10-K for the year ended December 31, 2011.

XGEVA®

•

On April 26, 2012, we announced that the FDA issued a Complete Response Letter for the supplemental Biologics License Application for XGEVA® to treat men with castration-resistant prostate cancer at high risk of developing bone metastases. The Complete Response Letter states that the FDA cannot approve the application in its present form. The FDA determined that the effect on bone metastases-free survival was of insufficient magnitude to outweigh the risks (including osteonecrosis of the jaw) of XGEVA® in the intended population, and requested data from an adequate and well-controlled trial(s) demonstrating a favorable risk-benefit profile for XGEVA® that is generalizable to the U.S. population. We are reviewing the Complete Response Letter and will work with the FDA to determine any next steps.

Sensipar®

•

On April 24, 2012, we announced that we expect to see results of the EValuation Of Cinacalcet HCl Therapy to Lower CardioVascular Events (E.V.O.L.V.E™) study, our phase 3 cardiovascular outcomes study of cinacalcet in the treatment for dialysis patients with secondary hyperparathyroidism, in mid 2012.

AMG 785

•

On April 4, 2012, we along with our partner UCB announced the start of a two-year phase 3 clinical study in more than 5,000 postmenopausal women with osteoporosis. The primary endpoint will evaluate the incidence of new vertebral fractures at 12 months.

Acquisitions/Collaborations

•

On March 7, 2012, we acquired Micromet, a publicly held biotechnology company focused on the discovery, development and commercialization of innovative antibody-based therapies for the treatment of cancer.

•

On April 25, 2012, we announced that we had entered into an agreement to acquire no less than 95.6% of Mustafa Nevzat Pharmaceuticals (MN), a privately held Turkish pharmaceutical company. MN is the leading supplier of pharmaceuticals to the hospital sector and a major supplier of injectable medicines in Turkey. Through this acquisition, we will have the opportunity to expand our presence in Turkey and the surrounding region.

•

On March 30, 2012, we entered into a collaboration agreement with AstraZeneca to jointly develop and commercialize certain monoclonal antibodies from Amgen’s clinical inflammation portfolio including brodalumab (AMG 827), AMG 139, AMG 157, AMG 181 and AMG 557. The agreement covers the worldwide development and commercialization except for certain Asian countries for brodalumab and Japan for AMG 557, which are licensed to other third parties.

Selected financial information

The following provides an overview of our results of operations for the three months ended March 31, 2012, as well as our financial condition as of March 31, 2012 (amounts in millions, except percentages and per-share data):

	Three months ended March 31,
	2012	2011	Change
Product sales:
U.S.	$2,997	$2,778	8%
International	904	840	8%

Total product sales	3,901	3,618	8%

Other revenues	147	88	67%

Total revenues	$4,048	$3,706	9%

Operating expenses	$2,571	$2,413	7%

Operating income	$1,477	$1,293	14%

Net income	$1,184	$1,125	5%

Diluted EPS	$1.48	$1.20	23%

Diluted shares	800	941	(15)%

The increase in U.S. product sales for the three months ended March 31, 2012, reflects growth for all of our marketed products, except ESAs, which declined 17%. Excluding sales of ESAs, U.S. product sales increased 18%.

The increase in international product sales for the three months ended March 31, 2012, reflects growth for all of our marketed products, except Aranesp® and combined Neulasta®/ NEUPOGEN® sales, which declined 4%, respectively.

The increase in other revenues for the three months ended March 31, 2012, was due primarily to milestone payments received in connection with entering into a collaboration with AstraZeneca and receipt of marketing approval of AMG 223 in Japan by Astellas Pharma Inc.

The increase in operating expenses for the three months ended March 31, 2012, was driven primarily by higher costs of sales largely attributable to the increase in the Puerto Rico excise tax, discussed below.

The increase in net income for the three months ended March 31, 2012, was due primarily to higher operating income, offset partially by higher interest expense, net, due primarily to a higher average debt balance.

The increase in diluted EPS for the three months ended March 31, 2012, was driven primarily by the favorable impact of our stock repurchase program, which reduced the number of shares used to compute diluted EPS, and, to a lesser degree, an increase in net income.

Commencing January 1, 2011, Puerto Rico imposes a temporary excise tax on the purchase of goods and services from a related manufacturer in Puerto Rico. The excise tax is imposed over a six-year period beginning in 2011 with the excise tax rate declining in each year (4% in 2011, 3.75% in 2012, 2.75% in 2013, 2.5% in 2014, 2.25% in 2015, and 1% in 2016). We account for the excise tax as a manufacturing cost that is capitalized in inventory and expensed in cost of sales when the related products are sold. For U.S. income tax purposes, the excise tax results in foreign tax credits that are generally recognized in our provision for income taxes when the excise tax is incurred. This excise tax has had and will continue to have a significant adverse impact on our cost of sales and a significant favorable impact on our provision for income taxes. In addition, the overall impact of the excise tax will vary from period to period as a result of the timing difference between recognizing the expense and the applicable tax credit. For the three months ended March 31, 2012 and 2011, cost of sales increased by $81 million and $13 million, respectively, and the provision for income taxes decreased by $87 million and $67 million, respectively, as a result of this excise tax.

As of March 31, 2012, our cash, cash equivalents and marketable securities totaled $19.4 billion and total debt outstanding was $21.4 billion. Of our total cash, cash equivalents and marketable securities balances as of March 31, 2012, approximately $16.6 billion was generated from operations in foreign tax jurisdictions and is intended to be invested indefinitely outside the United States. Under current tax laws, if these funds were repatriated for use in our U.S. operations, we would be required to pay additional U.S. federal and state income taxes at the applicable marginal tax rates.

Results of operations

Product sales

Worldwide product sales were as follows (dollar amounts in millions):

	Three months ended March 31,
	2012	2011	Change
Neulasta®/NEUPOGEN ®	$1,344	$1,232	9%
ENBREL	938	875	7%
Aranesp®	518	580	(11)%
EPOGEN®	446	535	(17)%
Other products	655	396	65%

Total product sales	$3,901	$3,618	8%

Product sales are influenced by a number of factors, some of which may impact sales of certain of our products more significantly than others. For a list of certain of these factors and their potential impact on sales, see Item 7 — Product Sales in our Annual Report on Form 10-K for the year ended December 31, 2011.

Neulasta®/NEUPOGEN®

Total Neulasta®/NEUPOGEN® sales by geographic region were as follows (dollar amounts in millions):

	Three months ended March 31,
	2012	2011	Change
Neulasta® — U.S.	$814	$710	15%
NEUPOGEN® — U.S.	239	220	9%

U.S. Neulasta®/NEUPOGEN® — Total	1,053	930	13%

Neulasta® — International	225	226	—
NEUPOGEN® — International	66	76	(13)%

International Neulasta®/NEUPOGEN® — Total	291	302	(4)%

Total Neulasta®/NEUPOGEN®	$1,344	$1,232	9%

The increase in combined U.S. sales of Neulasta®/NEUPOGEN® for the three months ended March 31, 2012, was driven primarily by an increase in the average net sales price and, to a lesser extent, an increase in Neulasta® unit demand.

The decrease in combined Neulasta®/NEUPOGEN® international sales for the three months ended March 31, 2012, was due primarily to a decrease in the average net sales price. A mid single-digit percentage point increase in Neulasta® unit demand was offset by a decline in NEUPOGEN® units due primarily to biosimilar competition as well as continued conversion to Neulasta®.

Future Neulasta®/NEUPOGEN® sales will depend in part on factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2011.

ENBREL

Total ENBREL sales by geographic region were as follows (dollar amounts in millions):

	Three months ended March 31,
	2012	2011	Change
ENBREL — U.S.	$878	$821	7%
ENBREL — Canada	60	54	11%

Total ENBREL	$938	$875	7%

The increase in total ENBREL sales for the three months ended March 31, 2012, was driven primarily by an increase in the average net sales price. ENBREL remains the segment share leader in both the rheumatology and dermatology segments.

Future ENBREL sales will depend in part on factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2011.

Aranesp®

Total Aranesp® sales by geographic region were as follows (dollar amounts in millions):

	Three months ended March 31,
	2012	2011	Change
Aranesp® — U.S.	$202	$250	(19)%
Aranesp® — International	316	330	(4)%

Total Aranesp®	$518	$580	(11)%

The decrease in U.S. Aranesp® sales for the three months ended March 31, 2012, was due primarily to a decline in unit demand, offset partially by a mid single-digit percentage point increase in the average net sales price. The unit decline reflects segment contraction resulting from changes to the label and reimbursement environment that occurred during 2011.

The decrease in international Aranesp® sales for the three months ended March 31, 2012, was due primarily to a decrease in the average net sales price.

Future Aranesp® sales will depend in part on factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2011. Certain of these factors may have a material adverse impact on future sales of Aranesp®.

EPOGEN®

Total EPOGEN® sales were as follows (dollar amounts in millions):

	Three months ended March 31,
	2012	2011	Change
EPOGEN® — U.S.	$446	$535	(17)%

The decrease in EPOGEN® sales for the three months ended March 31, 2012, was due primarily to the impact of changes to the label and reimbursement that occurred in 2011. The decline was comprised of an approximately 30% decrease in unit demand driven by a reduction in dose utilization, offset partially by reductions in customer discounts as part of new provider contracts that became effective January 1, 2012.

Future EPOGEN® sales will depend in part on factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2011, and on the recent approval of Affymax, Inc.’s peginesatide by the FDA on March 27, 2012, which results in EPOGEN® facing competition in the U.S. dialysis setting for the first time. Certain of these factors may have a material adverse impact on future sales of EPOGEN®.

Other products

Other product sales by geographic region were as follows (dollar amounts in millions):

	Three months ended March 31,
	2012	2011	Change
Sensipar® — U.S.	$140	$116	21%
Sensipar® (Mimpara®) — International	79	71	11%
Vectibix® — U.S.	31	30	3%
Vectibix® — International	59	45	31%
Nplate® — U.S.	54	37	46%
Nplate® — International	36	28	29%
Prolia® — U.S.	54	17	—
Prolia® — International	34	10	—
XGEVA® — U.S.	139	42	—
XGEVA® — International	14	—	—
Other — International	15	—	—

Total other products	$655	$396	65%

Total U.S.	$418	$242	73%
Total International	237	154	54%

Total other products	$655	$396	65%

Future sales of our other products will depend in part on factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2011.

Selected operating expenses

Selected operating expenses were as follows (dollar amounts in millions):

	Three months ended March 31,
	2012	2011	Change
Cost of sales (excludes amortization of certain acquired intangible assets)	$679	$564	20%
% of product sales	17.4%	15.6%
Research and development	$736	$736	—
% of product sales	18.9%	20.3%
Selling, general and administrative	$1,076	$1,023	5%
% of product sales	27.6%	28.3%
Other	$6	$16	(63)%

Cost of sales

Cost of sales increased to 17.4% of product sales for the three months ended March 31, 2012, driven primarily by the Puerto Rico excise tax. Excluding the impact of the Puerto Rico excise tax, cost of sales would have been 15.3% and 15.2% of product sales for the three months ended March 31, 2012 and 2011, respectively.

Research and development

R&D expense for the three months ended March 31, 2012, included higher costs of $46 million associated with supporting our later stage clinical programs, including AMG 145, AMG 785 and talimogene laherparepvec. This increase was offset primarily by reduced expenses of $37 million in Discovery Research and Translational Sciences. The change in expenses related to marketed product support was not material during the three months ended March 31, 2012.

Selling, general and administrative

The increase in selling, general and administrative expense for the three months ended March 31, 2012, was driven principally by higher spending on marketed products of $39 million, related primarily to the launch of ENBREL and Prolia® direct-to-consumer advertising campaigns as well as international expansion, and by increased ENBREL profit share expenses of $25 million. These increases were offset partially by a favorable change to the estimated 2011 U.S. healthcare reform federal excise fee of $42 million.

For the three months ended March 31, 2012 and 2011, expenses associated with the ENBREL profit share were $324 million and $299 million, respectively.

Non-operating expenses/income and provisions for income taxes

Non-operating expenses/income and provisions for income taxes were as follows (dollar amounts in millions):

	Three months ended March 31,
	2012	2011
Interest expense, net	$235	$135
Interest and other income, net	$124	$148
Provisions for income taxes	$182	$181
Effective tax rate	13.3%	13.9%

Interest expense, net

The increase in interest expense, net, for the three months ended March 31, 2012, was due primarily to a higher average debt balance.

Interest and other income, net

The decrease in interest and other income, net, for the three months ended March 31, 2012, was due primarily to lower net realized gains on investments.

Income taxes

Our effective tax rate for the three months ended March 31, 2012 was 13.3% compared with 13.9% for the corresponding period of the prior year. The decrease in our effective tax rate was due primarily to the favorable tax impact of changes in revenue and expense mix, the adjustment to the non-deductible healthcare reform federal excise fee, and higher tax credits in 2012 associated with the Puerto Rico excise tax. These favorable impacts were partially offset by the exclusion of the benefit of the federal R&E tax credit in the three months ended March 31, 2012 (the federal R&E tax credit expired as of December 31, 2011 and was not reinstated as of March 31, 2012). Our effective tax rates for the three months ended March 31, 2012 and 2011 would have been 18.5% and 18.8%, respectively, without the impact of the foreign tax credits associated with the Puerto Rico excise tax.

See Note 3, Income taxes, to the condensed consolidated financial statements for further discussion.

Financial condition, liquidity and capital resources

Selected financial data was as follows (in millions):

	March 31,	December 31,
	2012	2011
Cash, cash equivalents and marketable securities	$19,374	$20,641
Total assets	49,250	48,871
Current portion of long-term debt	2,381	84
Long-term debt	19,028	21,344
Stockholders’ equity	18,874	19,029

The Company intends to continue to return capital to stockholders through share repurchases and the payment of cash dividends, reflecting our confidence in the future cash flows of our business. The amount we spend, the number of shares repurchased and the timing of such repurchases will vary based on a number of factors, including the stock price, the availability of financing on acceptable terms, the amount and timing of dividend payments and blackout periods in which we are restricted from repurchasing shares; and the manner of purchases may include private block purchases, tender offers, as well as market transactions. Whether and when we declare dividends or repurchase stock, the size of any dividend and the amount of stock we repurchase could be affected by a number of additional factors. (See our Annual Report on Form 10-K for the year ended December 31, 2011, Item 1A. Risk Factors — There can be no assurance that we will continue to declare cash dividends or repurchase stock). In October 2011, we announced our intent to accelerate our stock repurchase program, reflecting our confidence in the long-term value of the Company and the attractive interest rate environment. During the three months ended March 31, 2012, we repurchased 21 million shares of our common stock at an aggregate cost of $1.4 billion. We expect to repurchase the remaining $3.6 billion of stock under our authorized stock repurchase program through open-market purchases. In December 2011, the Board of Directors declared a quarterly cash dividend of $0.36 per share of common stock, which was paid on March 7, 2012. On March 15, 2012, the Board of Directors declared a quarterly cash dividend of $0.36 per share of common stock, which will be paid on June 7, 2012, to all stockholders of record as of the close of business on May 16, 2012.

We believe existing funds, cash generated from operations and existing sources of and access to financing are adequate to satisfy our needs for working capital; capital expenditure and debt service requirements; our plans to pay dividends and repurchase stock; and other business initiatives we plan to strategically pursue, including acquisitions and licensing activities, in each case for the foreseeable future. We anticipate that our liquidity needs can be met through a variety of sources, including cash provided by operating activities, sales of marketable securities, borrowings through commercial paper and/or our syndicated credit facility and access to other domestic and foreign debt markets and equity markets. With respect to our U.S. operations, we believe that existing funds intended for use in the United States; cash generated from our U.S. operations, including intercompany payments and receipts; and existing sources of and access to financing (collectively referred to as “U.S. funds”) are adequate to continue to meet our U.S. obligations (including our plans to repurchase stock and pay dividends with U.S. funds) for the foreseeable future. See our Annual Report on Form 10-K for the year ended December 31, 2011, Item 1A. Risk Factors - Current economic conditions may magnify certain risks that affect our business.

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

Certain of our financing arrangements contain non-financial covenants. In addition, our revolving credit agreement includes a financial covenant with respect to the level of our borrowings in relation to our equity, as defined. We were in compliance with all applicable covenants under these arrangements as of March 31, 2012.

Cash flows

Our cash flow activity was as follows (in millions):

	Three months ended March 31,
	2012	2011
Net cash provided by operating activities	$972	$1,030
Net cash used in investing activities	(2,346)	(555)
Net cash used in financing activities	(1,365)	(2,496)

Operating

Cash provided by operating activities has been and is expected to continue to be our primary recurring source of funds. Cash provided by operating activities during the three months ended March 31, 2012, decreased due primarily to the timing and amount of payments to taxing authorities and others; offset partially by the timing and amount of receipts from customers and payments to vendors; and the impact of decreased inventory related expenditures.

Investing

Cash used in investing activities during the three months ended March 31, 2012, was due primarily to the acquisition of Micromet, net of cash acquired of $1.0 billion and net purchases of marketable securities of $1.2 billion. Cash used in investing activities during the three months ended March 31, 2011 was primarily for the acquisition of BioVex, net of cash acquired of $403 million. Capital expenditures during the three months ended March 31, 2012 and 2011 totaled $144 million and $100 million, respectively. Capital expenditures during both the three months ended March 31, 2012 and 2011, were associated primarily with manufacturing-capacity expansions in Puerto Rico and other site developments. We currently estimate 2012 spending on capital projects and equipment to be approximately $700 million.

Financing

Cash used in financing activities during the three months ended March 31, 2012, was due primarily to the repurchases of our common stock of $1.4 billion; payment of dividends of $285 million; and repayment of $84 million of long-term debt, offset partially by the net proceeds from issuance of common stock in connection with the Company’s equity award program of $374 million. Cash used in financing activities during the three months ended March 31, 2011, was due primarily to the repayment of $2.5 billion of long-term debt.

See Note 9, Financing arrangements, and Note 10, Stockholders’ equity, to the condensed consolidated financial statements for further discussion.

Critical accounting policies

The preparation of our condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the notes to the financial statements. Some of those judgments can be subjective and complex, and therefore, actual results could differ materially from those estimates under different assumptions or conditions. A summary of our critical accounting policies is presented in Part II, Item 7, of our Annual Report on Form 10-K for the year ended December 31, 2011. There have been no material changes to our critical accounting policies in the three months ended March 31, 2012.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information about our market risk is disclosed in Part II, Item 7A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, and is incorporated herein by reference. There have been no material changes for the three months ended March 31, 2012, to the information provided in Part II, Item 7A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Item 4.	CONTROLS AND PROCEDURES

We maintain “disclosure controls and procedures,” as such term is defined under Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in Amgen’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to Amgen’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, Amgen’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and, in reaching a reasonable level of assurance, Amgen’s management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation under the supervision and with the participation of our management, including Amgen’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Amgen’s disclosure controls and procedures. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2012.

Management determined that, as of March 31, 2012, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

See Note 13, Contingencies and commitments, to the condensed consolidated financial statements for discussions that are limited to certain recent developments concerning our legal proceedings. These discussions should be read in conjunction with Note 18, Contingencies and commitments, to our consolidated financial statements in Part IV of our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 1A.	RISK FACTORS

This report and other documents we file with the SEC contain forward-looking statements that are based on current expectations, estimates, forecasts and projections about us, our future performance, our business or others on our behalf, our beliefs and our management’s assumptions. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. You should carefully consider the risks and uncertainties facing our business. We have described the primary risks relating to our business in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, and periodically update those risks for material developments. These risks are not the only ones facing us. Our business is also subject to the risks that affect many other companies, such as employment relations, general economic conditions, geopolitical events and international operations. Further, additional risks not currently known to us or that we currently believe are immaterial may in the future materially and adversely affect our business, operations, liquidity and stock price.

Below, we are providing, in supplemental form, the material changes to our risk factors that occurred during the past quarter. Our risk factors disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, provide additional disclosure and context for these supplemental risks and are incorporated herein by reference.

Our marketed products face substantial competition.

In March 2012, the FDA approved peginesatide for treatment of anemia in adult dialysis patients with CKD. Peginesatide competes with our ESA products in the U.S. dialysis setting and may have a material adverse effect on our product sales, business and results of operations.

Guidelines and recommendations published by various organizations can reduce the use of our products.

In April 2012, the American Society of Clinical Oncology (ASCO) published a review in which it identified the top five opportunities to improve the quality and value of cancer care by curbing use of common tests and treatments that are not supported by clinical evidence. Among ASCO’s suggestions in this review was that oncologists should avoid administering white blood cell stimulating factors (such as NEUPOGEN® and Neulasta®) to patients who have a very low risk for febrile neutropenia, a position consistent with ASCO’s existing guidelines for the use of white blood cell stimulating factors.

Our business may be affected by litigation and government investigations.

We and certain of our subsidiaries are involved in legal proceedings and government investigations. (See Note 18, Contingencies and commitments, in the notes to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2011, and Note 13, Contingencies and commitments, in the notes to our condensed consolidated financial statements in this quarterly report.) As we announced in October 2011, we have reached an agreement in principle to settle certain allegations regarding our sales and marketing practices arising out of the ongoing civil and criminal investigations conducted by the U.S. Attorney’s Offices for the Eastern District of New York and the Western District of Washington. We may also be subject to actions by governmental entities, including those not participating in the proposed settlement, and may in the future become subject to claims by other parties, in each case with respect to the alleged conduct which is the subject of this proposed settlement.

The illegal distribution and sale by third parties of counterfeit versions of our products or of stolen or diverted products could have a negative impact on our reputation and business.

Third parties may illegally distribute and sell counterfeit versions of our products, which do not meet the exacting standards of our Company’s development, manufacturing and distribution processes that our products undergo. Counterfeit medicines pose a significant risk to patient health and safety because of the conditions under which they are manufactured and the lack of regulation of their contents. Counterfeit products are frequently unsafe or ineffective and can be potentially life-threatening. Our reputation and business could suffer harm as a result of counterfeit drugs sold under our brand name. In addition, products stolen from inventory, at warehouses, plants or while in transit or unlawfully diverted, which are not properly stored and which are sold through unauthorized channels, could adversely impact patient safety, our reputation and our business. Public loss of confidence in the integrity of biologics and/or pharmaceutical products as a result of counterfeiting or theft could have a material adverse effect on our product sales, business and results of operations.

We are increasingly dependent on information technology systems and infrastructure.

We are increasingly dependent upon information technology systems and infrastructure. The multitude and complexity of our computer systems make them inherently vulnerable to service interruption or destruction, malicious intrusion and random attack. Likewise, data privacy or security breaches by employees or others may pose a risk that sensitive data, including intellectual property, trade secrets or personal information belonging to the Company, its patients, customers or other business partners, may be exposed to unauthorized persons or to the public. While we have invested heavily in the protection of data and information technology, there can be no assurance that our efforts will prevent service interruptions, or identify breaches in our systems, that could adversely affect our business and operations and/or result in the loss of critical or sensitive information, which could result in financial, legal, business or reputational harm to us.

Our efforts to acquire other companies or products and to integrate their operations may not be successful, and may result in costs, delays or failures to realize the benefits of the transactions.

We have an ongoing process of evaluating potential merger, acquisition, partnering and in-license opportunities that we expect will contribute to our future growth and expand our geographic footprint, product offerings and/or our research and development pipeline. Such acquisitions may result in unanticipated costs, delays or other operational or financial problems related to integrating the acquired company and business with our company, which may result in the diversion of our management’s attention from other business issues and opportunities. Failures or difficulties in integrating the operations of the businesses that we acquire, including their personnel, technology, financial systems, distribution and general business operations and procedures, may affect our ability to grow and may result in us incurring asset impairment or restructuring charges.

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

During the three months ended March 31, 2012, we had one outstanding stock repurchase program. Our repurchase activity for the three months ended March 31, 2012, was as follows:

	announced program	announced program	announced program	announced program
			Total number of	Maximum $ value
	Total number	Average	shares purchased	that may yet be
	of shares	price paid	as part of publicly	purchased under the
	purchased	per share	announced program	program(1)
January 1 - January 31	2,163,000	$68.23	2,163,000	$4,845,481,260
February 1 - February 29	12,551,700	68.01	12,551,700	3,991,800,841
March 1 - March 31	6,331,800	67.62	6,331,800	3,563,534,376

	21,046,500	67.92	21,046,500

(1)	On October 13, 2011, our Board of Directors increased the authorization for repurchase of our common stock by $6.1 billion to an aggregate of $10 billion.

Item 6.	EXHIBITS

Reference is made to the Index to Exhibits included herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Amgen Inc.
(Registrant)

Date: May 8, 2012	By:	/s/ Jonathan M. Peacock
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

10.1+	Amgen Inc. 2009 Equity Incentive Plan. (Filed as Appendix A to Amgen Inc.’s Proxy Statement on March 26, 2009 and incorporated herein by reference.)

10.2+*	Form of Stock Option Agreement for the Amgen Inc. 2009 Equity Incentive Plan. (As Amended on March 14, 2012.)

10.3+*	Form of Restricted Stock Unit Agreement for the Amgen Inc. 2009 Equity Incentive Plan. (As Amended on March 14, 2012.)

10.4+*	Amgen Inc. 2009 Performance Award Program. (As Amended on March 14, 2012.)

10.5+*	Form of Performance Unit Agreement for the Amgen Inc. 2009 Performance Award Program. (As Amended on March 14, 2012.)

10.6+*	Amgen Inc. 2009 Director Equity Incentive Program. (As Amended on March 15, 2012.)

10.7+	Form of Grant of Non-Qualified Stock Option Agreement and Restricted Stock Unit Agreement for the Amgen Inc. 2009 Director Equity Incentive Program. (Filed as an exhibit to Form 8-K on May 8, 2009 and

Exhibit No.	Description
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

10.10+

Second Amendment to the Amgen Supplemental Retirement Plan, effective October 12, 2011. (Filed as an exhibit to Form 10-K for the year ended December 31, 2011 on February 29, 2012 and incorporated herein by reference.)

10.11+

Third Amendment to the Amgen Supplemental Retirement Plan, executed December 16, 2011. (Filed as an exhibit to Form 10-K for the year ended December 31, 2011 on February 29, 2012 and incorporated herein by reference.)

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

10.18+

Second Amendment to the Amgen Nonqualified Deferred Compensation Plan, effective October 12, 2011. (Filed as an exhibit to Form 10-K for the year ended December 31, 2011 on February 29, 2012 and incorporated herein by reference.)

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

10.21+

Agreement between Amgen Inc. and Mr. Anthony C. Hooper, dated October 12, 2011. (Filed as an exhibit to Form 10-K for the year ended December 31, 2011 on February 29, 2012 and incorporated herein by reference.)

10.22+	Consulting Agreement, effective February 1, 2011, between Amgen Inc. and Mr. George Morrow. (Filed as an exhibit to Form 8-K on October 22, 2010 and incorporated herein by reference).

10.23+*	Amendment to Consulting Agreement, effective February 1, 2012, between Amgen Inc. and Mr. George Morrow.

10.24+

Consulting Services Agreement, effective February 13, 2012, between Amgen Inc., Perlmutter Consulting, Inc. and Dr. Roger M. Perlmutter. (Filed as an exhibit to Form 8-K on March 1, 2012 and incorporated herein by reference).

10.25

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
10.28

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

10.29	Amendment No. 12 to the Shareholders’ Agreement, dated January 31, 2001. (Filed as an exhibit to Form 10-Q for the quarter ended June 30, 2005 on August 8, 2005 and incorporated herein by reference.)

10.30

Amendment No. 13 to the Shareholders’ Agreement, dated June 28, 2007 (with certain confidential information deleted therefrom). (Filed as an exhibit to Form 10-Q for the quarter ended June 30, 2007 on August 9, 2007 and incorporated herein by reference.)

10.31

Product License Agreement, dated September 30, 1985, and Technology License Agreement, dated September 30, 1985, between Kirin-Amgen, Inc. and Ortho Pharmaceutical Corporation. (Filed as an exhibit to Form 10-Q for the quarter ended June 30, 2000 on August 1, 2000 and incorporated herein by reference.)

10.32

Research, Development Technology Disclosure and License Agreement: PPO, dated January 20, 1986, by and between Kirin Brewery Co., Ltd. and Amgen Inc. (Filed as an exhibit to Amendment No. 1 to Form S-1 Registration Statement on March 11, 1986 and incorporated herein by reference.)

10.33

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

10.35

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
10.36

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

10.38

Description of Amendment No. 1 to Amended and Restated Promotion Agreement, effective as of July 8, 2003, among Wyeth, Amgen Inc. and Immunex Corporation (with certain confidential information deleted therefrom). (Filed as an exhibit to Form 10-K for the year ended December 31, 2003 on March 11, 2004 and incorporated herein by reference.)

10.39

Description of Amendment No. 2 to Amended and Restated Promotion Agreement, effective as of April 20, 2004, by and among Wyeth, Amgen Inc. and Immunex Corporation. (Filed as an exhibit to Form S-4/A on June 29, 2004 and incorporated herein by reference.)

10.40

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

10.44

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

10.50

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

10.54

Sourcing and Supply Agreement, dated November 15, 2011, by and between Amgen USA Inc, a wholly owned subsidiary of Amgen Inc., and DaVita Inc. (with certain confidential information deleted therefrom). (Filed as an exhibit to Form 10-K for the year ended December 31, 2011 on February 29, 2012 and incorporated herein by reference.)

10.55*

Collaboration Agreement dated March 30, 2012 by and between Amgen Inc. and AstraZeneca Collaboration Ventures, LLC, a wholly owned subsidiary of AstraZeneca Pharmaceuticals LP (with certain confidential information deleted therefrom).

31*	Rule 13a-14(a) Certifications.

32**	Section 1350 Certifications.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

(*    = filed herewith)

(**  = furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended)

(+    = management contract or compensatory plan or arrangement)