Form 10-Q
period 2012-06-30
AMGEN INC
filed 2012-08-08
CIK 318154

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of July 25, 2012, the registrant had 770,768,879 shares of common stock, $0.0001 par value, outstanding.

AMGEN INC.

i

PART I — FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

AMGEN INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Revenues:
Product sales	$4,200	$3,893	$8,101	$7,511
Other revenues	277	66	424	154

Total revenues	4,477	3,959	8,525	7,665

Operating expenses:
Cost of sales (excludes amortization of certain acquired intangible assets presented separately)	682	602	1,361	1,166
Research and development	826	819	1,562	1,555
Selling, general and administrative	1,228	1,130	2,304	2,153
Amortization of certain acquired intangible assets	73	73	147	147
Other	79	3	85	19

Total operating expenses	2,888	2,627	5,459	5,040

Operating income	1,589	1,332	3,066	2,625

Interest expense, net	256	122	491	257
Interest and other income, net	124	129	248	277

Income before income taxes	1,457	1,339	2,823	2,645

Provision for income taxes	191	169	373	350

Net income	$1,266	$1,170	$2,450	$2,295

Earnings per share:
Basic	$1.63	$1.26	$3.13	$2.47
Diluted	$1.61	$1.25	$3.09	$2.45

Shares used in calculation of earnings per share:
Basic	776	927	783	930
Diluted	785	935	792	938

Dividends paid per share	$0.36	$—	$0.72	$—

See accompanying notes.

AMGEN INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Net income	$1,266	$1,170	$2,450	$2,295

Other comprehensive income (loss), net of reclassification adjustments and income taxes	45	54	(20)	(108)

Comprehensive income	$1,311	$1,224	$2,430	$2,187

See accompanying notes.

AMGEN INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except per share data)

(Unaudited)

	June 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$5,849	$6,946
Marketable securities	16,626	13,695
Trade receivables, net	2,708	2,896
Inventories	2,592	2,484
Other current assets	1,787	1,572

Total current assets	29,562	27,593

Property, plant and equipment, net	5,437	5,420
Intangible assets, net	3,470	2,584
Goodwill	12,428	11,750
Other assets	1,329	1,524

Total assets	$52,226	$48,871

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$884	$642
Accrued liabilities	4,732	5,028
Current portion of long-term debt	2,416	84

Total current liabilities	8,032	5,754

Long-term debt	21,962	21,344
Other noncurrent liabilities	2,993	2,744

Contingencies and commitments

Stockholders’ equity:
Common stock and additional paid-in capital; $0.0001 par value; 2,750.0 shares authorized; outstanding - 769.2 shares in 2012 and 795.6 shares in 2011	28,468	27,777
Accumulated deficit	(9,380)	(8,919)
Accumulated other comprehensive income	151	171

Total stockholders’ equity	19,239	19,029

Total liabilities and stockholders’ equity	$52,226	$48,871

See accompanying notes.

AMGEN INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Six months ended June 30,
	2012	2011
Cash flows from operating activities:
Net income	$2,450	$2,295
Depreciation and amortization	528	534
Stock-based compensation expense	180	174
Other items, net	(139)	(36)
Changes in operating assets and liabilities, net of acquisitions:
Trade receivables, net	187	(369)
Inventories	(68)	(194)
Other assets	423	51
Accounts payable	188	121
Accrued income taxes	(57)	25
Other liabilities	(345)	(35)

Net cash provided by operating activities	3,347	2,566

Cash flows from investing activities:
Purchases of property, plant and equipment	(316)	(223)
Cash paid for acquisitions, net of cash acquired	(1,671)	(701)
Purchases of marketable securities	(12,235)	(13,207)
Proceeds from sales of marketable securities	9,118	14,019
Proceeds from maturities of marketable securities	417	408
Other	(99)	(5)

Net cash provided by (used in) investing activities	(4,786)	291

Cash flows from financing activities:
Repayment of debt	(102)	(2,500)
Net proceeds from issuance of debt	2,979	2,973
Repurchases of common stock	(2,580)	(745)
Dividends paid	(565)	—
Net proceeds from issuance of common stock in connection with the Company’s equity award programs	584	113
Other	26	13

Net cash provided by (used in) financing activities	342	(146)

Increase (decrease) in cash and cash equivalents	(1,097)	2,711

Cash and cash equivalents at beginning of period	6,946	3,287

Cash and cash equivalents at end of period	$5,849	$5,998

See accompanying notes.

AMGEN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

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

Basis of presentation

The financial information for the three and six months ended June 30, 2012 and 2011, is unaudited but includes all adjustments (consisting of only normal recurring adjustments, unless otherwise indicated), which Amgen considers necessary for a fair presentation of its condensed consolidated results of operations for those periods. Interim results are not necessarily indicative of results for the full fiscal year.

The condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and the notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2011, and in our Quarterly Report on Form 10-Q for the period ended March 31, 2012.

Principles of consolidation

The condensed consolidated financial statements include the accounts of Amgen as well as its majority-owned subsidiaries. We do not have any significant interests in any variable interest entities. All material intercompany transactions and balances have been eliminated in consolidation.

Use of estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States (GAAP) requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results may differ from those estimates.

Property, plant and equipment, net

Property, plant and equipment is recorded at historical cost, net of accumulated depreciation and amortization of $6.2 billion and $5.8 billion as of June 30, 2012, and December 31, 2011, respectively.

Comprehensive income

In January 2012, we adopted a new accounting standard that requires additional disclosures for comprehensive income. As permitted under this standard, we have elected to present comprehensive income in two separate but consecutive financial statements, consisting of a statement of income followed by a separate statement of comprehensive income. This standard was required to be applied retrospectively beginning January 1, 2012, except for certain provisions for which adoption was delayed.

Cost savings initiatives

Included in Other operating expenses for the three and six months ended June 30, 2012, are charges for certain cost savings initiatives of $69 million and $70 million, respectively.

2. Business combinations

Micromet, Inc.

On March 7, 2012, we acquired Micromet, Inc. (Micromet), a publicly held biotechnology company focused on the discovery, development and commercialization of innovative antibody-based therapies for the treatment of cancer, that became a wholly owned subsidiary of Amgen. This transaction, which was accounted for as a business combination, provides us with an opportunity to further expand our oncology pipeline. Micromet’s operations have been included in our condensed consolidated financial statements commencing on the acquisition date.

The consideration to acquire Micromet totaled $1,146 million in cash which was allocated to the acquisition date fair values of assets acquired and liabilities assumed as follows (in millions):

Indefinite-lived intangible assets:
In-process research and development (IPR&D)	$440
Contract assets	170
Finite-lived intangible assets — Developed technology	350
Goodwill	330
Cash and marketable securities	154
Deferred tax assets	43
Deferred tax liabilities	(317)
Other assets (liabilities), net	(24)

Total consideration	$1,146

The estimated fair value of acquired IPR&D is related to blinatumomab which is in phase 2 clinical development for the treatment of acute lymphoblastic leukemia. The estimated fair value was determined using a probability-weighted income approach, which discounts expected future cash flows to present value using a discount rate that represents the estimated rate that market participants would use to value this intangible asset. The projected cash flows from blinatumomab were based on certain assumptions, including estimates of future revenues and expenses, the time and resources needed to complete development and the probabilities of obtaining marketing approval from the U.S. Food and Drug Administration (FDA) and other regulatory agencies. IPR&D intangible assets acquired in a business combination are considered to be indefinite-lived until the completion or abandonment of the associated research and development (R&D) efforts.

The major risks and uncertainties associated with the timely and successful completion of development and commercialization of blinatumomab include our ability to confirm its safety and efficacy based on data from clinical trials, our ability to obtain necessary regulatory approvals and our ability to successfully complete these tasks within budgeted costs. We are not permitted to market a human therapeutic without obtaining regulatory approvals, and such approvals require completing clinical trials that demonstrate a product candidate is safe and effective. Consequently, the eventual realized value of the acquired IPR&D may vary from its estimated fair value at the date of acquisition. The estimated incremental R&D costs to be incurred to obtain necessary regulatory approvals for blinatumomab are not material in any given year.

Contract assets represent the aggregate estimated fair values of receiving future milestone and royalty payments associated with various outlicensing arrangements entered into by Micromet prior to our acquisition of this company. The fair values of these contracts were determined by estimating the probability-weighted net cash flows associated with the agreements that may be received from the other parties discounted to present value using a discount rate that represents the estimated rate that market participants would use to value these intangible assets. These contract assets are considered indefinite-lived intangible assets and their assigned values will be expensed when the related revenues are earned or the associated R&D efforts are abandoned by the licensees.

The developed technology acquired relates to Micromet’s bi-specific T-cell engager technology platform which has produced various product candidates that are currently being developed as cancer treatments by Micromet and others and may lead to the development of additional product candidates. The fair value of this technology was determined by estimating the probability-weighted net cash flows attributable to this technology discounted to present value using a discount rate that represents the estimated rate that market participants would use to value this intangible asset. The fair value of this technology is being amortized on a straight-line basis over its estimated useful life of 10 years.

The excess of the acquisition date consideration over the fair values assigned to the assets acquired and the liabilities assumed of $330 million was recorded as goodwill, which is not deductible for tax purposes. Goodwill was revised by $38 million during the three months ended June 30, 2012, due primarily to the recognition of $43 million in deferred tax assets related to the adjustment of tax attributes acquired. Goodwill is attributable primarily to expected synergies and other benefits from combining Micromet with our oncology development and commercialization activities and the deferred tax consequences of indefinite-lived and finite-lived intangible assets recorded for financial statement purposes.

Our accounting for this acquisition is preliminary and will be finalized upon completion of our analysis to determine the acquisition date fair values of certain liabilities assumed and tax related items acquired.

Mustafa Nevzat Pharmaceuticals

On June 12, 2012, we acquired 99.4% of the outstanding stock of Mustafa Nevzat Pharmaceuticals (MN), a privately held company that is a leading supplier of pharmaceuticals to the hospital sector and a major supplier of injectable medicines in Turkey. This transaction, which was accounted for as a business combination, provides us with the opportunity to expand our presence in Turkey and the surrounding region. MN’s operations have been included in our condensed consolidated financial statements commencing on the acquisition date.

The consideration to acquire MN totaled $677 million in cash which was allocated to the acquisition date fair values of assets acquired and liabilities assumed as follows (in millions):

Finite-lived intangible assets	$163
Property, plant and equipment	100
Trade receivables	79
Inventories	52
Goodwill	370
Deferred tax liabilities	(41)
Other assets (liabilities), net	(46)

Total consideration	$677

The finite-lived intangible assets acquired are related primarily to the fair values of MN’s regulatory approvals and customer relationships with regard to the marketing of pharmaceutical products and are being amortized on a straight-line basis over their estimated useful lives. The weighted average useful life of these intangible assets is eight years.

The excess of the acquisition date consideration over the fair values assigned to the assets acquired and the liabilities assumed of $370 million was recorded as goodwill, which is not deductible for tax purposes. Goodwill is attributable primarily to MN’s expected continued commercial presence in Turkey and other benefits.

Our accounting for this acquisition is preliminary and will be finalized upon completion of our analysis to determine the acquisition date fair values of certain assets acquired and liabilities assumed, including certain tax related items and residual goodwill.

Pro forma supplemental consolidated results of operations for the three and six months ended June 30, 2012 and 2011, that assume the acquisitions of Micromet and MN occurred on January 1, 2011, are not provided because those results would not be materially different from our reported consolidated results of operations.

In addition to the increase in goodwill for the acquisitions of Micromet and MN discussed above, goodwill decreased by $22 million during the six months ended June 30, 2012, due to changes in foreign currency exchange rates.

KAI Pharmaceuticals

On July 5, 2012, we acquired KAI Pharmaceuticals (KAI), a privately held biotechnology company that is developing KAI-4169, its lead product candidate currently in phase 2 clinical development for the treatment of secondary hyperparathyroidism in patients with chronic kidney disease (CKD) who are on dialysis. This transaction, which will be accounted for as a business combination, provides us with an opportunity to further expand our nephrology pipeline. Upon its acquisition, KAI became a wholly owned subsidiary of Amgen, and its operations will be included in our condensed consolidated financial statements commencing on the acquisition date. The consideration to acquire KAI is approximately $330 million in cash, subject to certain closing adjustments.

Given the timing of the closing of this transaction, we are currently in the process of valuing the assets acquired and liabilities assumed in the business combination. As a result, we are not yet able to provide the amounts to be recognized as of the acquisition date for the major classes of assets acquired and liabilities assumed and other related disclosures.

3. Income taxes

The effective tax rates for the three and six months ended June 30, 2012 and 2011, are different from the federal statutory rates primarily as a result of indefinitely invested earnings of our foreign operations. We do not provide for U.S. income taxes on undistributed earnings of our foreign operations that are intended to be invested indefinitely outside of the United States. The effective tax rates for the three and six months ended June 30, 2012 and 2011, were further reduced by foreign tax credits associated with the Puerto Rico excise tax described below. The federal R&D tax credit expired as of December 31, 2011, and was not reinstated as of June 30, 2012. Therefore our effective tax rates for the three and six months ended June 30, 2012, do not include a benefit for the federal R&D tax credit.

Commencing January 1, 2011, Puerto Rico imposes a temporary excise tax on the purchase of goods and services from a related manufacturer in Puerto Rico. The excise tax is imposed on the gross intercompany purchase price of the goods and services and is effective for a six-year period beginning in 2011, with the excise tax rate declining in each year (4% in 2011, 3.75% in 2012, 2.75% in 2013, 2.5% in 2014, 2.25% in 2015 and 1% in 2016). We account for the excise tax as a manufacturing cost that is capitalized in inventory and expensed in cost of sales when the related products are sold. For U.S. income tax purposes, the excise tax results in foreign tax credits that are generally recognized in our provision for income taxes when the excise tax is incurred. Our effective tax rates without the impact of the excise tax for the three and six months ended June 30, 2012, would have been 18.5% and 18.6%, respectively, compared with 18.4% and 18.6% for the corresponding periods of the prior year.

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

During the three and six months ended June 30, 2012, the gross amount of our uncertain tax benefits (UTBs) increased by approximately $75 million and $150 million, respectively, as a result of tax positions taken during the current year. Substantially all of the UTBs as of June 30, 2012, if recognized, would affect our effective tax rate. As of June 30, 2012, we believe it is reasonably possible that our gross liabilities for UTBs may decrease by approximately $330 million within the succeeding 12 months due to the resolution of federal and state audits.

4. Earnings per share

The computation of basic earnings per share (EPS) is based on the weighted-average number of our common shares outstanding. The computation of diluted EPS is based on the weighted-average number of our common shares outstanding and dilutive potential common shares, which include principally shares that may be issued under: our stock option, restricted stock and performance unit awards, determined using the treasury stock method; our outstanding convertible notes, as discussed below; and our outstanding warrants (collectively “dilutive securities”). The convertible note hedges purchased in connection with the issuance of our convertible notes are excluded from the calculation of diluted EPS because their impact is always anti-dilutive.

Upon conversion of our convertible notes, the principal amount would be settled in cash, and the excess of the conversion value, as defined, over the principal amount may be settled in cash and/or shares of our common stock. Therefore, only the shares of our common stock potentially issuable with respect to the excess of the notes’ conversion value over their principal amount, if any, are considered as dilutive potential common shares for purposes of calculating diluted EPS. For the three and six months ended June 30, 2012 and 2011, the conversion value of our convertible notes was less than the related principal amount, and accordingly, no shares were assumed to be issued for purposes of computing diluted EPS.

The computation for basic and diluted EPS was as follows (in millions, except per-share data):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Income (Numerator):
Net income for basic and diluted EPS	$1,266	$1,170	$2,450	$2,295

Shares (Denominator):
Weighted-average shares for basic EPS	776	927	783	930
Effect of dilutive securities	9	8	9	8

Weighted-average shares for diluted EPS	785	935	792	938

Basic EPS	$1.63	$1.26	$3.13	$2.47
Diluted EPS	$1.61	$1.25	$3.09	$2.45

For the three and six months ended June 30, 2012, there were employee stock-based awards, calculated on a weighted-average basis, to acquire 10 million and 11 million shares of our common stock, respectively, that are not included in the computation of diluted EPS because their impact would have been anti-dilutive. For the three and six months ended June 30, 2011, there were employee stock-based awards, calculated on a weighted-average basis, to acquire 31 million and 35 million shares of our common stock, respectively, that are not included in the computation of diluted EPS because their impact would have been anti-dilutive. In addition, shares of our common stock that may be issued upon exercise of our warrants are not included in the computation of diluted EPS for any of the periods presented above because their impact would have been anti-dilutive.

5. Collaborative arrangements

AstraZeneca Plc.

In March 2012, we entered into a collaboration agreement with AstraZeneca Plc. (AstraZeneca) to jointly develop and commercialize certain monoclonal antibodies from Amgen’s clinical inflammation portfolio, including brodalumab (AMG 827), AMG 139, AMG 157, AMG 181 and AMG 557. The agreement covers the worldwide development and commercialization, except for certain Asian countries for brodalumab and Japan for AMG 557, that are licensed to other third parties.

Under the terms of the agreement, approximately 65% of related development costs for the 2012-2014 periods will be funded by AstraZeneca, thereafter, the companies will share costs equally. If approved for sale, Amgen would receive a low single-digit royalty rate for brodalumab and a mid single-digit royalty rate for the rest of the portfolio, after which the worldwide commercialization profits and losses related to the collaboration would be shared equally. In connection with the transfer of technology rights, Amgen received a payment of $50 million which was recognized in Other revenues in our Condensed Consolidated Statement of Income for the six months ended June 30, 2012. Cost recoveries recognized for development costs incurred under this agreement during the three and six months ended June 30, 2012, were not material.

The collaboration agreement will continue in effect unless terminated earlier in accordance with its terms.

Takeda Pharmaceutical Company Limited

In 2008, we entered into an arrangement with Takeda Pharmaceutical Company Limited (Takeda), that provided Takeda both: (a) the exclusive rights to develop and commercialize for the Japanese market up to 12 molecules from our portfolio across a range of therapeutic areas, including oncology and inflammation (collectively the “Japanese market products”) and (b) the right to collaborate with us on the worldwide (outside of Japan) development and commercialization of our product candidate, motesanib. The Japanese market products include Vectibix® and certain product candidates. In connection with this 2008 arrangement, we received upfront payments of $300 million that were deferred and were being recognized as Other revenues in our Consolidated Statements of Income over the estimated period of continuing involvement of approximately 20 years. In June 2012, this agreement was modified and as of the date of modification, $230 million of this deferred revenue was on the balance sheet.

In 2011, we announced that the motesanib pivotal phase 3 trial (MONET1) had not met its primary objective of demonstrating an improvement in overall survival.

In June 2012, the parties materially modified this arrangement such that Amgen licensed all of its rights to motesanib to Takeda which now has control over the worldwide development and commercialization of motesanib. As a result of this modification, we will no longer participate in the development of motesanib and our obligations with respect to motesanib are limited primarily to closing the MONET1 clinical trial and transitioning certain existing development data and manufacturing capabilities (collectively “transition services”) from our contract manufacturer to Takeda. In exchange for licensing motesanib to Takeda, we received an additional upfront payment of $3 million and will receive incremental cost recoveries of approximately $21 million. We may also receive substantive success-based regulatory approval milestones and royalties on global sales of motesanib, if approved for sale, that are substantially lower than those under the 2008 agreement.

Upon the modification of the arrangement, we determined that the remaining deliverables are: (i) the additional license rights to motesanib granted to Takeda and related transition services, (ii) commercial supply of Vectibix® and (iii) clinical and commercial supply and data relating to certain development activities, to the extent undertaken by Amgen, for the Japanese market products other than Vectibix®. We considered several factors in determining whether stand-alone value exists for each deliverable, including the rights and ability to perform the R&D activities, as well as the ability of parties to use a third party to perform their respective designated activities under the arrangement. The estimated selling prices for the undelivered items were determined by using third party evidence and best estimate of selling price (BESP) where applicable as of the date of modification. BESP was primarily determined using a probability-weighted discounted cash flow analysis. The fixed or determinable arrangement consideration was allocated to the undelivered items based on the relative selling price method and will be recognized as the services are performed or product is delivered. This amount was deducted from the sum of the consideration to be received in the future plus deferred revenue from the original 2008 arrangement as of the date of the modification of $230 million with the remainder of $206 million recognized as Other revenues in our Condensed Consolidated Statements of Income for the three and six months ended June 30, 2012. In addition, we may also receive royalties and numerous individually immaterial milestones aggregating $337 million upon the achievement of various substantive success-based development and regulatory approval milestones. The receipt of these amounts, however, is contingent upon the occurrence of various future events that have a high degree of uncertainty of occurring.

6. Available-for-sale investments

The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair values of available-for-sale investments by type of security were as follows (in millions):

Type of security as of June 30, 2012	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
U.S. Treasury securities	$2,317	$21	$(1)	$2,337
Other government-related debt securities:
Obligations of U.S. government agencies and FDIC-guaranteed bank debt	1,135	13	—	1,148
Foreign and other	1,301	21	(2)	1,320
Corporate debt securities:
Financial	2,814	54	(2)	2,866
Industrial	4,028	82	(6)	4,104
Other	346	9	—	355
Residential mortgage-backed securities	1,877	7	(6)	1,878
Other mortgage- and asset-backed securities	1,786	3	(8)	1,781
Money market mutual funds	4,544	—	—	4,544
Other short-term interest bearing securities	1,439	—	—	1,439

Total debt security investments	21,587	210	(25)	21,772
Equity securities	48	1	—	49

Total available-for-sale investments	$21,635	$211	$(25)	$21,821

Type of security as of December 31, 2011	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
U.S. Treasury securities	$3,878	$68	$—	$3,946
Other government-related debt securities:
Obligations of U.S. government agencies and FDIC-guaranteed bank debt	1,548	23	—	1,571
Foreign and other	441	9	—	450
Corporate debt securities:
Financial	2,493	30	(15)	2,508
Industrial	3,077	79	(10)	3,146
Other	280	9	—	289
Residential mortgage-backed securities	518	3	(3)	518
Other mortgage- and asset-backed securities	1,271	3	(7)	1,267
Money market mutual funds	6,266	—	—	6,266

Total debt security investments	19,772	224	(35)	19,961
Equity securities	42	—	—	42

Total available-for-sale investments	$19,814	$224	$(35)	$20,003

The fair values of available-for-sale investments by classification in the Condensed Consolidated Balance Sheets were as follows (in millions):

Classification in the Condensed Consolidated Balance Sheets	June 30, 2012	December 31, 2011
Cash and cash equivalents	$5,146	$6,266
Marketable securities	16,626	13,695
Other assets — noncurrent	49	42

Total available-for-sale investments	$21,821	$20,003

Cash and cash equivalents in the table above excludes cash of $703 million and $680 million as of June 30, 2012, and December 31, 2011, respectively.

The fair values of available-for-sale debt security investments by contractual maturity were as follows (in millions):

Contractual maturity	June 30, 2012	December 31, 2011
Maturing in one year or less	$6,462	$6,811
Maturing after one year through three years	5,404	6,346
Maturing after three years through five years	6,234	5,710
Maturing after five years through ten years	1,079	261
Maturing after ten years	2,593	833

Total debt security investments	$21,772	$19,961

For the three months ended June 30, 2012 and 2011, realized gains totaled $49 million and $48 million, and realized losses totaled $11 million and $5 million, respectively. For the six months ended June 30, 2012 and 2011, realized gains totaled $116 million and $137 million, and realized losses totaled $30 million and $13 million, respectively. The cost of securities sold is based on the specific identification method.

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

We review our available-for-sale investments for other-than-temporary declines in fair value below our cost basis each quarter and whenever events or changes in circumstances indicate that the cost basis of an asset may not be recoverable. This evaluation is based on a number of factors, including the length of time and the extent to which the fair value has been below our cost basis and adverse conditions related specifically to the security, including any changes to the credit rating of the security. As of June 30, 2012, and December 31, 2011, we believe the cost bases for our available-for-sale investments were recoverable in all material respects.

7. Inventories

Inventories consisted of the following (in millions):

	June 30, 2012	December 31, 2011
Raw materials	$201	$158
Work in process	1,639	1,802
Finished goods	752	524

Total inventories	$2,592	$2,484

8. Intangible assets

Intangible assets consisted of the following as of June 30, 2012, and December 31, 2011 (in millions):

	June 30, 2012			December 31, 2011
	Gross carrying amount	Accumulated amortization	Intangible assets, net	Gross carrying amount	Accumulated amortization	Intangible assets, net
Finite-lived intangible assets:
Acquired product technology rights:
Developed product technology	$2,872	$(1,907)	$965	$2,872	$(1,811)	$1,061
Core technology	1,348	(895)	453	1,348	(850)	498
Trade name	190	(126)	64	190	(120)	70
Acquired R&D technology rights	674	(361)	313	350	(350)	—
Other acquired intangible assets	872	(437)	435	686	(406)	280

Total finite-lived intangible assets	5,956	(3,726)	2,230	5,446	(3,537)	1,909

Indefinite-lived intangible assets:
IPR&D	1,083	—	1,083	675	—	675
Contract assets	157	—	157	—	—	—

Total indefinite-lived intangible assets	1,240	—	1,240	675	—	675

Total identifiable intangible assets	$7,196	$(3,726)	$3,470	$6,121	$(3,537)	$2,584

Acquired R&D technology rights, IPR&D and Contract assets as of June 30, 2012, included the identifiable intangible assets acquired in connection with the Micromet acquisition, and Other acquired intangible assets as of June 30, 2012, included the identifiable intangible assets acquired in connection with the MN acquisition (see Note 2, Business combinations).

During the three months ended June 30, 2012 and 2011, we recognized amortization charges associated with our finite-lived intangible assets of $98 million and $90 million, respectively. During the six months ended June 30, 2012 and 2011, we recognized amortization charges associated with our finite-lived intangible assets of $189 million and $196 million, respectively. The total estimated amortization charges for our finite-lived intangible assets for the six months ended December 31, 2012, and the years ended December 31, 2013, 2014, 2015, 2016 and 2017, are $206 million, $417 million, $400 million, $385 million, $374 million and $232 million, respectively.

9. Financing arrangements

The carrying values and the fixed contractual coupon rates of our long-term borrowings were as follows (dollar amounts in millions):

	June 30, 2012	December 31, 2011
0.375% convertible notes due 2013 (0.375% 2013 Convertible Notes)	$2,416	$2,346
1.875% notes due 2014 (1.875% 2014 Notes)	1,000	1,000
4.85% notes due 2014 (4.85% 2014 Notes)	1,000	1,000
2.30% notes due 2016 (2.30% 2016 Notes)	749	748
2.50% notes due 2016 (2.50% 2016 Notes)	999	999
2.125% notes due 2017 (2.125% 2017 Notes)	1,248	—
5.85% notes due 2017 (5.85% 2017 Notes)	1,099	1,099
6.15% notes due 2018 (6.15% 2018 Notes)	499	499
4.375% euro denominated notes due 2018 (4.375% 2018 euro Notes)	683	714
5.70% notes due 2019 (5.70% 2019 Notes)	999	998
4.50% notes due 2020 (4.50% 2020 Notes)	300	300
3.45% notes due 2020 (3.45% 2020 Notes)	897	897
4.10% notes due 2021 (4.10% 2021 Notes)	998	998
3.875% notes due 2021 (3.875% 2021 Notes)	1,745	1,745
3.625% notes due 2022 (3.625% 2022 Notes)	746	—
5.50% pound sterling denominated notes due 2026 (5.50% 2026 pound sterling Notes)	735	739
6.375% notes due 2037 (6.375% 2037 Notes)	899	899
6.90% notes due 2038 (6.90% 2038 Notes)	499	499
6.40% notes due 2039 (6.40% 2039 Notes)	996	996
5.75% notes due 2040 (5.75% 2040 Notes)	697	697
4.95% notes due 2041 (4.95% 2041 Notes)	595	595
5.15% notes due 2041 (5.15% 2041 Notes)	2,232	2,232
5.65% notes due 2042 (5.65% 2042 Notes)	1,244	1,244
5.375% notes due 2043 (5.375% 2043 Notes)	1,000	—
Other, including our zero-coupon convertible notes while outstanding	103	184

Total debt	24,378	21,428
Less current portion	(2,416)	(84)

Total noncurrent debt	$21,962	$21,344

Debt repayments

During the six months ended June 30, 2012, we repaid $102 million of debt, including the redemption of all of our outstanding zero-coupon convertible notes due in 2032 and debt assumed in the acquisition of MN.

Debt issuances

In May 2012, we issued $3.0 billion aggregate principal amount of notes, consisting of the 2.125% 2017 Notes, the 3.625% 2022 Notes and the 5.375% 2043 Notes. These notes may be redeemed at any time at our option, in whole or in part, at the principal amount of the notes being redeemed plus accrued interest and a “make-whole” amount, as defined. In the event of a change in control triggering event, as defined, we may be required to purchase all or a portion of these notes at a price equal to 101% of the principal amount of the notes plus accrued interest. Debt issuance costs incurred in connection with the issuance of this debt totaling approximately $15 million are being amortized over the respective lives of the notes, and the related charge is included in Interest expense, net in the Condensed Consolidated Statements of Income.

10. Stockholders’ equity

Stock repurchase program

Activity under our stock repurchase program was as follows (in millions):

	2012		2011
	Shares	Dollars	Shares	Dollars
First quarter	21.0	$1,429	—	$—
Second quarter	17.4	1,203	12.9	732

Total stock repurchases	38.4	$2,632	12.9	$732

As of June 30, 2012, $2.4 billion remained available under our Board of Directors approved stock repurchase program.

Dividends

On December 15, 2011, the Board of Directors declared a quarterly cash dividend of $0.36 per share of common stock, which was paid on March 7, 2012. On March 15, 2012, the Board of Directors declared a quarterly cash dividend of $0.36 per share of common stock, which was paid on June 7, 2012. On July 19, 2012, the Board of Directors declared a quarterly cash dividend of $0.36 per share of common stock, which will be paid on September 7, 2012, to all stockholders of record as of the close of business on August 16, 2012.

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

The fair value of each major class of the Company’s financial assets and liabilities measured at fair value on a recurring basis was as follows (in millions):

Fair value measurement as of June 30, 2012, using:	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Available-for-sale securities:
U.S. Treasury securities	$2,337	$—	$—	$2,337
Other government-related debt securities:
Obligations of U.S. government agencies and FDIC-guaranteed bank debt	—	1,148	—	1,148
Foreign and other	—	1,320	—	1,320
Corporate debt securities:
Financial	—	2,866	—	2,866
Industrial	—	4,104	—	4,104
Other	—	355	—	355
Residential mortgage-backed securities	—	1,878	—	1,878
Other mortgage- and asset-backed securities	—	1,781	—	1,781
Money market mutual funds	4,544	—	—	4,544
Other short-term interest bearing securities	—	1,439	—	1,439
Equity securities	49	—	—	49
Derivatives:
Foreign currency contracts	—	208	—	208

Total assets	$6,930	$15,099	$—	$22,029

Liabilities:
Derivatives:
Foreign currency contracts	$—	$23	$—	$23
Cross currency swap contracts	—	53	—	53
Contingent consideration obligations in connection with a business combination	—	—	193	193

Total liabilities	$—	$76	$193	$269

Fair value measurement as of December 31, 2011, using:	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Available-for-sale investments:
U.S. Treasury securities	$3,946	$—	$—	$3,946
Other government-related debt securities:
Obligations of U.S. government agencies and FDIC-guaranteed bank debt	—	1,571	—	1,571
Foreign and other	—	450	—	450
Corporate debt securities:
Financial	—	2,508	—	2,508
Industrial	—	3,146	—	3,146
Other	—	289	—	289
Residential mortgage-backed securities	—	518	—	518
Other mortgage- and asset-backed securities	—	1,267	—	1,267
Money market mutual funds	6,266	—	—	6,266
Equity securities	42	—	—	42
Derivatives:
Foreign currency contracts	—	172	—	172
Interest rate swap contracts	—	377	—	377

Total assets	$10,254	$10,298	$—	$20,552

Liabilities:
Derivatives:
Foreign currency contracts	$—	$48	$—	$48
Cross currency swap contracts	—	26	—	26
Contingent consideration obligations in connection with a business combination	—	—	190	190

Total liabilities	$—	$74	$190	$264

The fair values of our U.S. Treasury securities, money market mutual funds and equity securities are based on quoted market prices in active markets with no valuation adjustment.

Substantially all of our other government related and corporate debt securities are investment grade with maturity dates of five years or less from the balance sheet date. Our other government related debt securities portfolio is composed of securities with weighted-average credit ratings of AA- by Standard & Poor’s (S&P) and AA or equivalent by Moody’s Investors Service, Inc. (Moody’s) or Fitch, Inc. (Fitch); and our corporate debt securities portfolio has a weighted-average credit rating of A- or equivalent by S&P and Moody’s and A by Fitch. We estimate the fair values of these securities by taking into consideration valuations obtained from third-party pricing services. The pricing services utilize industry standard valuation models, including both income- and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities; issuer credit spreads; benchmark securities; and other observable inputs.

Our residential mortgage-, other mortgage- and asset-backed securities portfolio is composed entirely of senior tranches, with credit ratings of AAA or equivalent by S&P, Moody’s or Fitch. We estimate the fair values of these securities by taking into consideration valuations obtained from third-party pricing services. The pricing services utilize industry standard valuation models, including both income- and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities; issuer credit spreads; benchmark securities; prepayment/default projections based on historical data; and other observable inputs.

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

All our interest rate swap contracts were terminated during the three months ended June 30, 2012 (see Note 12, Derivative instruments). While outstanding, our interest rate swap contracts were with counterparties that had a minimum credit rating of A- or equivalent by S&P, Moody’s or Fitch. We estimated the fair values of these contracts by using an income-based industry standard valuation model for which all significant inputs were observable either directly or indirectly. These inputs include LIBOR, swap rates and obligor credit default swap rates.

As a result of our acquisition of Biovex Group, Inc. in March 2011, we are obligated to pay its former shareholders up to $575 million of additional consideration contingent upon achieving up to eight separate regulatory and sales related milestones with regard to talimogene laherparepvec, which was acquired in the acquisition and is currently in phase 3 clinical development for the treatment of malignant melanoma. The three largest of these potential payments are $125 million each, including the amount due upon completing the filing of a Biologics License Application with the FDA. Potential payments are also due upon the first commercial sale in each of the United States and the European Union following receipt of marketing approval which includes use of the product in specified patient populations and upon achieving specified levels of sales within specified periods of time.

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

Annually, or whenever there are significant changes in underlying key assumptions, we estimate the fair values of these contingent consideration obligations by using a combination of probability adjusted discounted cash flows, option pricing techniques and a simulation model of expected annual sales. Quarterly, a review of key assumptions is performed by management in our R&D and commercial sales organizations. In the absence of any significant changes in key assumptions, the quarterly determination of fair values of these contingent consideration obligations reflects the passage of time and changes in our credit risk adjusted rate used to discount obligations to present value. During the three and six months ended June 30, 2012, there were no significant changes in underlying key assumptions, and the increases in the estimated aggregate fair value of $1 million and $3 million, respectively, were recorded in Other operating expenses in the Condensed Consolidated Statements of Income.

There have been no transfers of assets or liabilities between the fair value measurement levels, and there were no material remeasurements to fair value during the six months ended June 30, 2012 and 2011, of assets and liabilities that are not measured at fair value on a recurring basis.

Summary of the fair value of other financial instruments

Borrowings

We estimate the fair values of our convertible notes (Level 2) by using an income-based industry standard valuation model for which all significant inputs are observable either directly or indirectly, including benchmark yields adjusted for our credit risk. The fair value of our convertible notes represents only the liability components of these instruments, as their equity components are included in Common stock and additional paid-in capital in the Condensed Consolidated Balance Sheets. We estimate the fair values of our other long-term notes (Level 2) by taking into consideration indicative prices obtained from a third party financial institution that utilizes industry standard valuation models, including both income- and market-based approaches, for which all significant inputs are observable either directly or indirectly. These inputs include reported trades of and broker/dealer quotes on the same or similar securities; credit spreads; benchmark yields; foreign exchange rates, as applicable; and other observable inputs. As of June 30, 2012, and December 31, 2011, the aggregate fair values of our long-term debt were $26.9 billion and $23.0 billion, respectively, and the carrying values were $24.4 billion and $21.4 billion, respectively.

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

Cash flow hedges

We are exposed to possible changes in the values of certain anticipated foreign currency cash flows resulting from changes in foreign currency exchange rates, associated primarily with our euro denominated international product sales. Increases and decreases in the cash flows associated with our international product sales due to movements in foreign currency exchange rates are offset partially by the corresponding increases and decreases in our international operating expenses resulting from these foreign currency exchange rate movements. To further reduce our exposure to foreign currency exchange rate fluctuations on our international product sales, we enter into foreign currency forward and option contracts to hedge a portion of our projected international product sales primarily over a three-year time horizon, with, at any given point in time, a higher percentage of nearer-term projected product sales being hedged than in successive periods. As of June 30, 2012, and December 31, 2011, we had open foreign currency forward contracts with notional amounts of $3.1 billion and $3.5 billion, respectively, and open foreign currency option contracts with notional amounts of $190 million and $292 million, respectively. These foreign currency forward and option contracts, primarily euro based, have been designated as cash flow hedges, and accordingly, the effective portions of the unrealized gains and losses on these contracts are reported in Accumulated Other Comprehensive Income (AOCI) in the Condensed Consolidated Balance Sheets and reclassified to earnings in the same periods during which the hedged transactions affect earnings.

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

The effective portion of the unrealized gain/(loss) recognized in other comprehensive income for our derivative instruments designated as cash flow hedges was as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
Derivatives in cash flow hedging relationships	2012	2011	2012	2011
Foreign currency contracts	$189	$(21)	$102	$(218)
Cross currency swap contracts	(35)	—	(27)	—
Forward interest rate contracts	(7)	—	(7)	—

Total	$147	$(21)	$68	$(218)

The location in the Condensed Consolidated Statements of Income and the effective portion of the gain/(loss) reclassified from AOCI into earnings for our derivative instruments designated as cash flow hedges was as follows (in millions):

		Three months ended June 30,		Six months ended June 30,
Derivatives in cash flow hedging relationships	Statements of Income location	2012	2011	2012	2011
Foreign currency contracts	Product sales	$18	$(33)	$29	$(41)
Cross currency swap contracts	Interest and other income, net	(17)	—	(4)	—
Forward interest rate contracts	Interest expense, net	(1)	—	(1)	—

Total		$—	$(33)	$24	$(41)

No portions of our cash flow hedge contracts are excluded from the assessment of hedge effectiveness, and the ineffective portions of these hedging instruments were approximately $1 million of gains for the three months ended June 30, 2012, and no net gain or loss for the six months ended June 30, 2012. The ineffective portions of these hedging instruments were approximately $1 million of losses for both the three and six months ended June 30, 2011. As of June 30, 2012, the amounts expected to be reclassified from AOCI into earnings over the next 12 months are approximately $93 million of net gains on our foreign currency and cross currency swap contracts and approximately $1 million of losses on forward interest rate contracts.

Fair value hedges

To achieve a desired mix of fixed and floating interest rates on our long-term debt, we entered into interest rate swap contracts, which qualified and were designated as fair value hedges. The terms of these interest rate swap contracts corresponded to the related hedged debt instruments and effectively converted a fixed interest rate coupon to a floating LIBOR-based coupon over the lives of the respective notes. While outstanding, the rates on these swaps ranged from LIBOR plus 0.3% to LIBOR plus 2.6%. As of December 31, 2011, we had interest rate swap contracts with aggregate notional amounts of $3.6 billion with respect to our 4.85% 2014 Notes, 5.85% 2017 Notes, 6.15% 2018 Notes and 5.70% 2019 Notes. Due to historically low interest rates, during the three months ended June 30, 2012, we terminated all of these interest rate swap contracts resulting in the receipt of $397 million from the counterparties, which was included in Net cash provided by operating activities in the Condensed Consolidated Statements of Cash Flows for the current year period. This amount will be recognized in Interest expense, net in the Condensed Consolidated Statements of Income over the remaining lives of the related debt issuances.

For derivative instruments that are designated and qualify as fair value hedges, the unrealized gain or loss on the derivative resulting from the change in fair value during the period as well as the offsetting unrealized loss or gain of the hedged item resulting from the change in fair value during the period attributable to the hedged risk is recognized in current earnings. While the interest rate swaps were outstanding, for the three and six months ended June 30, 2012, we included the unrealized losses on the hedged debt of $38 million and $20 million, respectively, in the same line item, Interest expense, net, in the Condensed Consolidated Statements of Income, as the offsetting unrealized gains of $38 million and $20 million, respectively, on the related interest rate swap contracts. For the three and six months ended June 30, 2011, we included the unrealized losses on the hedged debt of $84 million and $37 million, respectively, in the same line item, Interest expense, net, in the Condensed Consolidated Statements of Income, as the offsetting unrealized gains of $84 million and $37 million, respectively, on the related interest rate swap agreements.

Derivatives not designated as hedges

We enter into foreign currency forward contracts that are not designated as hedging transactions to reduce our exposure to foreign currency fluctuations of certain assets and liabilities denominated in foreign currencies. These exposures are hedged on a month-to-month basis. As of June 30, 2012, and December 31, 2011, the total notional amounts of these foreign currency forward contracts were $408 million and $389 million, respectively.

The location in the Condensed Consolidated Statements of Income and the amount of gain/(loss) recognized in earnings for our derivative instruments not designated as hedging instruments were as follows (in millions):

		Three months ended June 30,		Six months ended June 30,
Derivatives not designated as hedging instruments	Statements of Income location	2012	2011	2012	2011
Foreign currency contracts	Interest and other income, net	$20	$(9)	$10	$(60)

The fair values of derivatives included in the Condensed Consolidated Balance Sheets were as follows (in millions):

	Derivative assets		Derivative liabilities
June 30, 2012	Balance Sheet location	Fair value	Balance Sheet location	Fair value
Derivatives designated as hedging instruments:
Cross currency swap contracts	Other current assets/ Other noncurrent assets	$—	Accrued liabilities/ Other noncurrent liabilities	$53
Foreign currency contracts	Other current assets/ Other noncurrent assets	200	Accrued liabilities/ Other noncurrent liabilities	20

Total derivatives designated as hedging instruments		200		73

Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	8	Accrued liabilities	3

Total derivatives not designated as hedging instruments		8		3

Total derivatives		$208		$76

	Derivative assets		Derivative liabilities
December 31, 2011	Balance Sheet location	Fair value	Balance Sheet location	Fair value
Derivatives designated as hedging instruments:
Interest rate swap contracts	Other current assets/ Other noncurrent assets	$377	Accrued liabilities/ Other noncurrent liabilities	$—
Cross currency swap contracts	Other current assets/ Other noncurrent assets	—	Accrued liabilities/ Other noncurrent liabilities	26
Foreign currency contracts	Other current assets/ Other noncurrent assets	172	Accrued liabilities/ Other noncurrent liabilities	48

Total derivatives designated as hedging instruments		549		74

Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	—	Accrued liabilities	—

Total derivatives not designated as hedging instruments		—		—

Total derivatives		$549		$74

Our derivative contracts that were in liability positions as of June 30, 2012, contain certain credit risk related contingent provisions that would be triggered if (i) we were to undergo a change in control and (ii) our or the surviving entity’s creditworthiness deteriorates, which is generally defined as having either a credit rating that is below investment grade or a materially weaker creditworthiness after the change in control. If these events were to occur, the counterparties would have the right, but not the obligation, to close the contracts under early-termination provisions. In such circumstances, the counterparties could request immediate settlement of these contracts for amounts that approximate the then current fair values of the contracts.

The cash flow effects of our derivatives contracts for the six months ended June 30, 2012 and 2011, are included within Net cash provided by operating activities in the Condensed Consolidated Statements of Cash Flows.

13. Contingencies and commitments

In the ordinary course of business, we are involved in various legal proceedings and other matters, including those discussed in this Note, that are complex in nature and have outcomes that are difficult to predict. See Note 18, Contingencies and commitments to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2011, and Note 13, Contingencies and commitments to our condensed consolidated financial statements in our Quarterly Report on Form 10-Q for the period ended March 31, 2012, for further discussion of certain of our legal proceedings and other matters.

We record accruals for loss contingencies to the extent that we conclude that it is probable that a liability has been incurred and the amount of the related loss can be reasonably estimated. We evaluate, on a quarterly basis, developments in legal proceedings and other matters that could cause an increase or decrease in the amount of the liability that has been accrued previously. Excluding fees paid to our external counsel, as of June 30, 2012, the Company has accrued $789 million associated with the previously-announced proposed settlement of the allegations arising out of the federal civil and criminal investigations pending in the U.S. Attorney’s Offices for the Eastern District of New York and the Western District of Washington (the Federal Investigations), including $780 million recorded in the three months ended September 30, 2011, and accrued interest potentially due on the proposed settlement.

Our legal proceedings range from cases brought by a single plaintiff to a class action with thousands of putative class members. These legal proceedings, as well as other matters, involve various aspects of our business and a variety of claims (including but not limited to patent infringement, marketing, pricing and trade practices and securities law), some of which present novel factual allegations and/or unique legal theories. Except for the proposed settlement of the allegations arising out of the Federal Investigations, in each of the matters described in this filing, in Note 18 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2011, or in Note 13 to our condensed consolidated financial statements in our Quarterly Report on Form 10-Q for the period ended March 31, 2012, plaintiffs seek an award of a not-yet-quantified amount of damages or an amount that is not material. In addition, a number of the matters pending against us are at very early stages of the legal process (which in complex proceedings of the sort faced by us often extend for several years). As a result, except for the proposed settlement of the allegations arising out of the Federal Investigations, none of the matters described in these filings have progressed sufficiently through discovery and/or development of important factual information and legal issues to enable us to estimate a range of possible loss, if any, or such amounts are not material. While it is not possible to accurately predict or determine the eventual outcomes of these items, an adverse determination in one or more of these items currently pending, including further adverse determinations associated with the pending investigations described above, could have a material adverse effect on our consolidated results of operations, financial position or cash flows.

Certain recent developments concerning our legal proceedings and other matters are discussed below:

Co-Pay Litigation

As previously reported, on April 12, 2012, the plaintiffs in American Federation of State, County and Municipal Employees District Council 37 Health & Security Plan v. Amgen Inc., a class action lawsuit pending against Amgen and Pfizer Inc. (Pfizer), joined a motion filed by other plaintiffs seeking to transfer and consolidate into a federal Multidistrict Litigation proceeding several similar lawsuits pending against a number of pharmaceutical companies. The lawsuits generally challenge the legality of the companies’ co-pay assistance programs.

Six additional lawsuits were subsequently filed by several plaintiffs against Merck & Co., Inc., Pfizer and Novartis Pharmaceuticals Corp. Amgen has not been named as a defendant in any of these subsequent actions (collectively, the Follow On Cases). The plaintiffs in the Follow On Cases moved to be included as part of the motions for consolidated federal Multidistrict Litigation described above. A hearing before the Judicial Panel on Multidistrict Litigation was held on July 26, 2012, and the motions for consolidation were denied on August 2, 2012.

Average Wholesale Price Litigation

State of Louisiana v. Abbott Laboratories, Inc., et al.

In May 2012, this state price reporting lawsuit brought by the State of Louisiana against Amgen and other pharmaceutical companies was settled as to Amgen and the State of Louisiana for an immaterial amount. The Parish of East Baton Rouge, 19th Judicial District, approved the settlement and dismissed the case against Amgen with prejudice.

Federal Securities Litigation — In re Amgen Inc. Securities Litigation

On June 11, 2012, the U.S. Supreme Court granted Amgen’s petition for certiorari to address various issues related to the plaintiffs’ ability to obtain class certification in this securities class action lawsuit pending against Amgen. Oral argument is set for November 5, 2012.

State Derivative Litigation

Birch v. Sharer, et al.

After briefing and oral argument on the appeal, on June 21, 2012, the California State Appellate Court reversed the decision of the Complex Division of the Los Angeles Superior Court, which had dismissed with prejudice this stockholder derivative lawsuit pending against Amgen and the individual defendants. The California State Appellate Court is due to issue its order returning this case to the Complex Division of the Los Angeles Superior Court by August 21, 2012.

Government Investigations and Qui Tam Actions

As part of the discussions relating to the proposed settlement of the Federal Investigations, Amgen was made aware that it is a defendant in several other civil qui tam actions. These other qui tam actions are in addition to the Qui Tam Actions described in Note 18, Contingencies and commitments to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2011. One of these other qui tam actions, U.S. ex rel. May v. Amgen, et al. was filed by Samuel May on June 6, 2010, in the U.S. District Court for the Northern District of California, and was unsealed in connection with it being dismissed by the court on January 5, 2012, for failure to prosecute the matter. The remaining other qui tam actions remain under seal in the U.S. federal courts in which they were filed. Included with these other actions (including the May action) are allegations that Amgen’s promotional, contracting, sales and marketing activities and arrangements relating to Enbrel®, Aranesp®, NEUPOGEN®, Neulasta®, XGEVA®, Prolia®, Vectibix® and Nplate® caused the submission of various false claims under the Federal Civil False Claims Act and various State False Claims Acts. Certain of the allegations in these remaining other actions are not encompassed in the proposed settlement described above, and Amgen intends to cooperate fully with the government in its investigation of these new allegations. Amgen continues to explore with the government whether these remaining matters will be resolved in connection with the proposed settlement discussed above.

U.S. ex rel. Streck v. Allergan, et al.

On May 18, 2012, a hearing was held on defendants’ motion to dismiss plaintiff’s fourth amended complaint in this Federal Civil False Claims Act lawsuit against Amgen and other pharmaceutical manufacturers in which the federal government had declined to intervene. On July 3, 2012, the complaint against Amgen was dismissed with prejudice.

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

Overview

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to assist the reader in understanding Amgen’s business. MD&A is provided as a supplement to, and should be read in conjunction with, our Annual Report on Form 10-K for the year ended December 31, 2011, and our Quarterly Report on Form 10-Q for the period ended March 31, 2012. Our results of operations discussed in MD&A are presented in conformity with GAAP.

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

Currently, we market primarily recombinant protein therapeutics in supportive cancer care, nephrology and inflammation. Our principal products are Neulasta® (pegfilgrastim), NEUPOGEN® (Filgrastim), ENBREL (etanercept) and our erythropoiesis-stimulating agents (ESAs): Aranesp® (darbepoetin alfa) and EPOGEN® (epoetin alfa). Our product sales outside of the United States consist principally of sales in Europe. For both the three and six months ended June 30, 2012, our principal products represented 83% of worldwide product sales; and for both the three and six months ended June 30, 2011, our principal products represented 88% of worldwide product sales. Our other marketed products include principally Sensipar®/Mimpara® (cinacalcet), Vectibix® (panitumumab), Nplate® (romiplostim), XGEVA® (denosumab) and Prolia® (denosumab).

Significant developments

Following is a summary of selected significant developments affecting our business that have occurred to date since March 31, 2012. For additional developments or for a more comprehensive discussion of certain developments discussed below, see our Annual Report on Form 10-K for the year ended December 31, 2011, and our Quarterly Report on Form 10-Q for the period ended March 31, 2012.

Chief Executive Officer Succession

•

On May 23, 2012, the Board of the Company appointed Mr. Robert A. Bradway, 49, to serve as the Company’s President and Chief Executive Officer, replacing Mr. Kevin W. Sharer. Previously, Mr. Bradway served as the Company’s President and Chief Operating Officer since May 2010.

Products/Pipeline

AMG 145

•

On July 26, 2012, we announced that in four phase 2 studies (evaluating AMG 145 as monotherapy, in combination with statin therapy, in heterozygous familial hypercholesterolemia, and in statin-intolerant subjects), treatment with AMG 145 resulted in a statistically significant reduction in low-density lipoprotein cholesterol. Based on the phase 2 efficacy and safety data, we plan to initiate phase 3 development in early 2013.

Ganitumab (AMG 479)

•

On August 8, 2012, we announced a decision to stop the ganitumab phase 3 GAMMA (Gemcitabine and AMG 479 in Metastatic Adenocarcinoma of the Pancreas) trial in patients with metastatic pancreatic cancer following the recommendation of an independent Data Monitoring Committee (DMC). Based on the review of a pre-planned interim analysis, the DMC concluded that the addition of ganitumab to gemcitabine is unlikely to demonstrate a statistically significant improvement in the primary endpoint of overall survival compared to gemcitabine alone. There were no safety concerns raised in the DMC review of the study.

XGEVA®

•

On June 15, 2012, we filed a Type II variation with the European Medicines Agency for the treatment of men with castration-resistant prostate cancer at high risk of developing bone metastases as determined by prostate specific antigen levels, based on data from the ‘147 study.

Sensipar®

•

On June 8, 2012, we announced top-line results of the phase 3 EValuation Of Cinacalcet HCl Therapy to Lower CardioVascular Events (E.V.O.L.V.E™) trial, which evaluated Sensipar®/Mimpara® (cinacalcet) for the reduction of the risk of mortality and cardiovascular events among 3,883 patients with secondary hyperparathyroidism and CKD receiving dialysis. The primary endpoint of the study was time to the composite event comprising all-cause mortality or first non-fatal cardiovascular event, including myocardial infarction, hospitalization for unstable angina, heart failure or peripheral vascular event. Although patients in the Sensipar®/Mimpara® arm experienced numerically fewer composite primary events, the results were not statistically significant, and the trial did not meet its primary endpoint in the intent-to-treat analysis.

Acquisition

•

On June 12, 2012, we acquired 99.4% of the outstanding stock of Mustafa Nevzat Pharmaceuticals, a privately held company that is a leading supplier of pharmaceuticals to the hospital sector and a major supplier of injectable medicines in Turkey. The acquisition provides us with the opportunity to expand our presence in Turkey and the surrounding region.

Selected financial information

Following is an overview of our results of operations for the three and six months ended June 30, 2012, as well as our financial condition as of June 30, 2012 (amounts in millions, except percentages and per-share data):

	Three months ended June 30,			Six months ended June 30,
	2012	2011	Change	2012	2011	Change
Product sales:
U.S.	$3,255	$2,975	9%	$6,252	$5,753	9%
ROW	945	918	3%	1,849	1,758	5%

Total product sales	4,200	3,893	8%	8,101	7,511	8%

Other revenues	277	66	—	424	154	—

Total revenues	$4,477	$3,959	13%	$8,525	$7,665	11%

Operating expenses	$2,888	$2,627	10%	$5,459	$5,040	8%

Operating income	$1,589	$1,332	19%	$3,066	$2,625	17%

Net income	$1,266	$1,170	8%	$2,450	$2,295	7%

Diluted EPS	$1.61	$1.25	29%	$3.09	$2.45	26%

Diluted shares	785	935	(16)%	792	938	(16)%

The increases in U.S. product sales for the three and six months ended June 30, 2012, reflect growth for all of our marketed products except ESAs, which declined 6% and 12%, respectively. Excluding ESAs, U.S. product sales increased 15% and 16%, respectively.

The increases in rest-of-the-world (ROW) product sales for the three and six months ended June 30, 2012, reflect growth for all of our marketed products except Aranesp®, which declined 7% and 5%, and combined Neulasta®/NEUPOGEN® sales, which declined 13% and 8%, respectively.

The increases in other revenues for the three and six months ended June 30, 2012, were due primarily to revenue recognized during the three months ended June 30, 2012, related to changes in our motesanib collaboration with Takeda. As part of efforts to focus R&D activities, we replaced the global co-development and profit share agreement for motesanib with an exclusive license for Takeda to develop, manufacture and commercialize motesanib. This resulted in revenue recognition of $206 million from upfront payments received from Takeda and deferred when the collaboration was originally formed in 2008. In addition, during the three months ended March 31, 2012, we received milestone payments in connection with entering into a collaboration with AstraZeneca and with receipt of marketing approval of AMG 223 in Japan by Astellas Pharma Inc.

The increases in net income for the three and six months ended June 30, 2012, were due primarily to higher operating income, offset partially by higher interest expense, net, due primarily to a higher average debt balance.

The increases in diluted EPS for the three and six months ended June 30, 2012, were driven primarily by the favorable impacts of our stock repurchase program, which reduced the number of shares used to compute diluted EPS, and, to a lesser degree, by increases in net income.

Commencing January 1, 2011, Puerto Rico imposes a temporary excise tax on the purchase of goods and services from a related manufacturer in Puerto Rico. The excise tax is imposed on the gross intercompany purchase price of the goods and services and is effective for a six-year period beginning in 2011, with the excise tax rate declining in each year (4% in 2011, 3.75% in 2012, 2.75% in 2013, 2.5% in 2014, 2.25% in 2015 and 1% in 2016). We account for the excise tax as a manufacturing cost that is capitalized in inventory and expensed in cost of sales when the related products are sold. For U.S. income tax purposes, the excise tax results in foreign tax credits that are generally recognized in our provision for income taxes when the excise tax is incurred. This excise tax has had and will continue to have a significant adverse impact on our cost of sales and a significant favorable impact on our provision for income taxes. In addition, the overall impact of the excise tax will vary from period to period as a result of the timing difference between recognizing the expense and the applicable tax credit. For the three and six months ended June 30, 2012, cost of sales increased by $85 million and $166 million, respectively, compared with $45 million and $58 million for the corresponding periods of the prior year. The provision for income taxes decreased by $95 million and $182 million, for the three and six months ended June 30, 2012, respectively, as a result of this excise tax compared with $86 million and $153 million for the corresponding periods of the prior year.

As of June 30, 2012, our cash, cash equivalents and marketable securities totaled $22.5 billion and total debt outstanding was $24.4 billion. Of our total cash, cash equivalents and marketable securities balances as of June 30, 2012, approximately $17.7 billion was generated from operations in foreign tax jurisdictions and is intended to be invested indefinitely outside of the United States. Under current tax laws, if these funds were repatriated for use in our U.S. operations, we would be required to pay additional U.S. federal and state income taxes at the applicable marginal tax rates.

Results of operations

Product sales

Worldwide product sales were as follows (dollar amounts in millions):

	Three months ended June 30,			Six months ended June 30,
	2012	2011	Change	2012	2011	Change
Neulasta®/NEUPOGEN ®	$1,347	$1,326	2%	$2,691	$2,558	5%
ENBREL	1,058	956	11%	1,996	1,831	9%
Aranesp®	536	585	(8)%	1,054	1,165	(10)%
EPOGEN®	525	543	(3)%	971	1,078	(10)%
Other products	734	483	52%	1,389	879	58%

Total product sales	$4,200	$3,893	8%	$8,101	$7,511	8%

Product sales are influenced by a number of factors, some of which may impact sales of certain of our products more significantly than others do. For a list of certain of those factors and their potential impact on sales, see Item 7 – Product Sales in our Annual Report on Form 10-K for the year ended December 31, 2011, and Item 2 – Product Sales in our Quarterly Report on Form 10-Q for the period ended March 31, 2012.

Neulasta®/NEUPOGEN®

Total Neulasta®/NEUPOGEN® sales by geographic region were as follows (dollar amounts in millions):

	Three months ended June 30,			Six months ended June 30,
	2012	2011	Change	2012	2011	Change
Neulasta®—U.S.	$794	$769	3%	$1,608	$1,479	9%
NEUPOGEN®—U.S.	268	230	17%	507	450	13%

U.S. Neulasta®/NEUPOGEN®—Total	1,062	999	6%	2,115	1,929	10%

Neulasta®—ROW	221	246	(10) %	446	472	(6)%
NEUPOGEN®—ROW	64	81	(21) %	130	157	(17)%

ROW Neulasta®/NEUPOGEN®—Total	285	327	(13)%	576	629	(8)%

Total Neulasta®/NEUPOGEN®	$1,347	$1,326	2%	$2,691	$2,558	5%

The increases in combined U.S. sales of Neulasta®/NEUPOGEN® for the three and six months ended June 30, 2012, were driven primarily by increases in the average net sales price and, to a lesser extent, increases in unit demand, offset partially by decreases in wholesaler inventories.

The decreases in combined ROW Neulasta®/NEUPOGEN® sales for the three and six months ended June 30, 2012, were due primarily to decreases in NEUPOGEN® unit demand from loss of share to biosimilars and to decreases in the average net sales price of Neulasta® and NEUPOGEN®.

Future Neulasta®/NEUPOGEN® sales will depend in part on factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2011.

ENBREL

Total ENBREL sales by geographic region were as follows (dollar amounts in millions):

	Three months ended June 30,			Six months ended June 30,
	2012	2011	Change	2012	2011	Change
ENBREL — U.S.	$991	$894	11%	$1,869	$1,715	9%
ENBREL — Canada	67	62	8%	127	116	9%

Total ENBREL	$1,058	$956	11%	$1,996	$1,831	9%

The increases in total ENBREL sales for the three and six months ended June 30, 2012, were driven primarily by increases in the average net sales price and, to a lesser extent, increases in unit demand and wholesaler inventories.

Future ENBREL sales will depend in part on factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2011.

Aranesp®

Total Aranesp® sales by geographic region were as follows (dollar amounts in millions):

	Three months ended June 30,			Six months ended June 30,
	2012	2011	Change	2012	2011	Change
Aranesp® — U.S.	$215	$241	(11)%	$417	$491	(15)%
Aranesp® — ROW	321	344	(7)%	637	674	(5)%

Total Aranesp®	$536	$585	(8)%	$1,054	$1,165	(10)%

The decrease in U.S. Aranesp® sales for the three months ended June 30, 2012, was driven primarily by a decline in unit demand, offset partially by a year-over-year change in accounting estimates of $24 million and, to a lesser extent, an increase in the average net sales price. The decrease in U.S. Aranesp® sales for the six months ended June 30, 2012, was driven primarily by a decline in unit demand, offset partially by an increase in the average net sales price and by a year-over-year change in accounting estimates. The unit declines reflect segment contraction resulting from changes to the label and to the reimbursement environment that occurred during 2011.

The decreases in ROW Aranesp® sales for the three and six months ended June 30, 2012, were due primarily to decreases in the average net sales price.

Future Aranesp® sales will depend in part on factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2011. Certain of those factors may have a material adverse impact on future sales of Aranesp®.

EPOGEN®

Total EPOGEN® sales were as follows (dollar amounts in millions):

	Three months ended June 30,			Six months ended June 30,
	2012	2011	Change	2012	2011	Change
EPOGEN® — U.S.	$525	$543	(3)%	$971	$1,078	(10)%

The decreases in EPOGEN® sales for the three and six months ended June 30, 2012, were due primarily to the impact of changes to the label and to the reimbursement environment that occurred in 2011. The declines comprised 26% and 28% decreases in unit demand for the three and six months ended June 30, 2012, respectively, driven by reductions in dose utilization. These decreases were offset partially by reductions in customer discounts, as part of new provider contracts that became effective January 1, 2012, and by a year-over-year change in accounting estimates of $43 million during the three months ended June 30, 2012.

EPOGEN® sales increased 18% in the quarter ended June 30, 2012, as compared with the quarter ended March 31, 2012, driven by customer and wholesaler buying patterns and a low-single-digit-percentage-point growth in underlying unit demand.

Future EPOGEN® sales will depend in part on factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2011, and in our Quarterly Report on Form 10-Q for the period ended March 31, 2012. Certain of those factors may have a material adverse impact on future sales of EPOGEN®.

Other products

Other product sales by geographic region were as follows (dollar amounts in millions):

	Three months ended June 30,			Six months ended June 30,
	2012	2011	Change	2012	2011	Change
Sensipar® — U.S.	$150	$124	21%	$290	$240	21%
Sensipar® (Mimpara®) — ROW	82	75	9%	161	146	10%
Vectibix® — U.S.	31	31	—	62	61	2%
Vectibix® — ROW	59	50	18%	118	95	24%
Nplate® — U.S.	50	40	25%	104	77	35%
Nplate® — ROW	36	35	3%	72	63	14%
XGEVA® — U.S.	156	73	—	295	115	—
XGEVA® — ROW	23	—	—	37	—	—
Prolia® — U.S.	75	30	—	129	47	—
Prolia® — ROW	45	14	—	79	24	—
Other — ROW	27	11	—	42	11	—

Total other products	$734	$483	52%	$1,389	$879	58%

Total U.S.	$462	$298	55%	$880	$540	63%
Total ROW	272	185	47%	509	339	50%

Total other products	$734	$483	52%	$1,389	$879	58%

Future sales of our other products will depend in part on factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2011.

Selected operating expenses

Selected operating expenses were as follows (dollar amounts in millions):

	Three months ended June 30,			Six months ended June 30,
	2012	2011	Change	2012	2011	Change
Cost of sales (excludes amortization of certain acquired intangible assets)	$682	$602	13%	$1,361	$1,166	17%
% of product sales	16.2%	15.5%		16.8%	15.5%
Research and development	$826	$819	1%	$1,562	$1,555	0%
% of product sales	19.7%	21.0%		19.3%	20.7%
Selling, general and administrative	$1,228	$1,130	9%	$2,304	$2,153	7%
% of product sales	29.2%	29.0%		28.4%	28.7%
Other	$79	$3	—	$85	$19	—

Cost of sales

Cost of sales increased to 16.2% and 16.8% of product sales for the three and six months ended June 30, 2012, respectively, driven primarily by the Puerto Rico excise tax. Excluding the impacts of the Puerto Rico excise tax, cost of sales would have been 14.2% and 14.3% of product sales for the three months ended June 30, 2012 and 2011, respectively, and 14.8% of product sales for both the six months ended June 30, 2012 and 2011.

Research and development

R&D expenses for the three and six months ended June 30, 2012, were flat versus the same periods in 2011. Expenses in support of our later-stage clinical programs, including AMG 145 and AMG 785, increased $72 million and $118 million, respectively. These increases were offset by reductions in expenses associated with marketed product support of $53 million and $62 million and expenses in support of Discovery Research and Translational Sciences of $12 million and $49 million, respectively. R&D expenses are expected to increase in the second half of 2012 relative to the first half.

Selling, general and administrative

The increases in selling, general and administrative expenses for the three and six months ended June 30, 2012, were driven primarily by higher ENBREL profit share expenses of $37 million and $62 million as well as international expansion of $39 million and $56 million, respectively. The increase for the six months ended June 30, 2012, was offset partially by a favorable change to the estimated 2011 U.S. healthcare reform federal excise fee of $42 million.

For the three and six months ended June 30, 2012 and 2011, expenses associated with the ENBREL profit share were $371 million and $695 million, and $334 million and $633 million, respectively.

Other

Other operating expenses for the three and six months ended June 30, 2012, included certain charges related to our cost savings initiatives of $69 million and $70 million, respectively.

Non-operating expenses/income and provisions for income taxes

Non-operating expenses/income and provisions for income taxes were as follows (dollar amounts in millions):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Interest expense, net	$256	$122	$491	$257
Interest and other income, net	$124	$129	$248	$277
Provisions for income taxes	$191	$169	$373	$350
Effective tax rate	13.1%	12.6%	13.2%	13.2%

Interest expense, net

The increases in interest expense, net, for the three and six months ended June 30, 2012, were due primarily to a higher average debt balance.

Interest and other income, net

The decreases in interest and other income, net, for the three and six months ended June 30, 2012, were due primarily to lower net realized gains on investments, offset partially by higher interest income due to a higher average balance of cash, cash equivalents and marketable securities.

Income taxes

Our effective tax rates for the three and six months ended June 30, 2012, were 13.1% and 13.2%, respectively, compared with 12.6% and 13.2% for the corresponding periods of the prior year. The increase in our effective tax rate for the three months ended June 30, 2012, was due primarily to the exclusion of the benefit of the federal R&D tax credit (the federal R&D tax credit expired as of December 31, 2011, and was not reinstated as of June 30, 2012) offset partially by changes in revenue and expense mix. The effective tax rate for the six months ended June 30, 2012, was unchanged as the increase due to the exclusion of the benefit of the federal R&D tax credit was offset by changes in revenue and expense mix, including adjustments to the non-deductible healthcare reform federal excise fee. Our effective tax rates without the impact of the Puerto Rico excise tax for the three and six months ended June 30, 2012, would have been 18.5% and 18.6%, respectively, compared with 18.4% and 18.6% for the corresponding periods of the prior year.

See Note 3, Income taxes, to the condensed consolidated financial statements for further discussion.

Financial condition, liquidity and capital resources

Selected financial data was as follows (in millions):

	June 30, 2012	December 31, 2011
Cash, cash equivalents and marketable securities	$22,475	$20,641
Total assets	52,226	48,871
Current portion of long-term debt	2,416	84
Long-term debt	21,962	21,344
Stockholders’ equity	19,239	19,029

The Company intends to continue to return capital to stockholders through share repurchases and the payment of cash dividends, reflecting our confidence in the future cash flows of our business. The amount we spend, the number of shares repurchased and the timing of such repurchases will vary based on a number of factors, including the stock price, the availability of financing on acceptable terms, the amount and timing of dividend payments and blackout periods in which we are restricted from repurchasing shares; and the manner of purchases may include private block purchases, tender offers and market transactions. Whether and when we declare dividends or repurchase stock, the size of any dividend and the amount of stock we repurchase could be affected by a number of additional factors. (See our Annual Report on Form 10-K for the year ended December 31, 2011, Item 1A. Risk Factors—There can be no assurance that we will continue to declare cash dividends or repurchase stock.) In October 2011, we announced our intent to accelerate our stock repurchase program and that our Board of Directors had authorized an increase in our stock repurchase program to $10 billion, reflecting our confidence in the long-term value of the Company and the attractive interest rate environment. Subsequent to the October 2011 Board of Directors authorization through December 2011, we repurchased 83.3 million shares at an aggregate cost of $5.0 billion. During the six months ended June 30, 2012, we repurchased 38.4 million shares of our common stock at an aggregate cost of $2.6 billion. This brings the total shares repurchased under this approved program to 122 million at a total cost of $7.6 billion at an average price of $62.75 per share. As of June 30, 2012, $2.4 billion remained available under this stock repurchase program. In December 2011 and March 2012, the Board of Directors declared quarterly cash dividends of $0.36 per share of common stock, which were paid on March 7 and June 7, 2012, respectively, and totaled $565 million. On July 19, 2012, the Board of Directors declared a quarterly cash dividend of $0.36 per share of common stock, which will be paid on September 7, 2012, to all stockholders of record as of the close of business on August 16, 2012.

We believe existing funds, cash generated from operations and existing sources of and access to financing are adequate to satisfy our needs for working capital; capital expenditure and debt service requirements; our plans to pay dividends and repurchase stock; and other business initiatives we plan to strategically pursue, including acquisitions and licensing activities, in each case for the foreseeable future. We anticipate that our liquidity needs can be met through a variety of sources, including cash provided by operating activities, sales of marketable securities, borrowings through commercial paper and/or our syndicated credit facility and access to other domestic and foreign debt markets and equity markets. With respect to our U.S. operations, we believe that existing funds intended for use in the United States; cash generated from our U.S. operations, including intercompany payments and receipts; and existing sources of and access to financing (collectively referred to as “U.S. funds”) are adequate to continue to meet our U.S. obligations (including our plans to repurchase stock and pay dividends with U.S. funds) for the foreseeable future. During the three months ended June 30, 2012, we issued an additional $3.0 billion of long-term debt, and we now have adequate U.S. funding to complete the $10 billion of stock repurchases authorized under our stock repurchase program. Our 2013 Convertible Notes mature in the first quarter of 2013 and are included in the current portion of long-term debt at $2.4 billion. We are currently considering alternatives to refinance that obligation. See our Annual Report on Form 10-K for the year ended December 31, 2011, Item 1A. Risk Factors – Current global economic conditions may negatively affect us and may magnify certain risks that affect our business.

A significant portion of our operating cash flows is dependent on the timing of payments from our customers located in the United States and, to a lesser extent, our customers outside of the United States, which include government-owned or -supported healthcare providers (government healthcare providers). Payments from these government healthcare providers are dependent, in part, on the economic stability and creditworthiness of their applicable country. Historically, some payments from a number of European government healthcare providers have extended beyond the contractual terms of sale, and the trend has worsened over time as regional economic uncertainty has increased. We did collect $197 million under a government-funded program in Spain during the three months ended June 30, 2012. However, deteriorating credit and economic conditions in southern Europe, particularly in Spain, Italy, Greece and Portugal, continue to adversely impact the timing of collections of our trade receivables in this region. As of June 30, 2012, accounts receivable in these four countries totaled $427 million, of which $288 million was past due, with the past due receivables primarily in Italy, Spain and Portugal. Although economic conditions in this region may continue affecting the average length of time it takes to collect payments, to date we have not incurred any significant losses related to these receivables; and the timing of payments in these countries has not had nor is it currently expected to have a material adverse impact on our overall operating cash flows. However, if government funding for healthcare were to become unavailable in these countries or if significant adverse adjustments to past payment practices were to occur, we may not be able to collect the entire balance of these receivables. We will continue working closely with these customers, monitoring the economic situation and taking appropriate actions as necessary.

Over the next several years, many of the existing patents on our principal products will expire. As a result, we expect to face increasing competition from biosimilars that may have a material adverse impact on our product sales, results of operations and liquidity. Upon patent expiration for small molecule products, there is typically intense competition from generics manufacturers, which generally leads to significant and rapid declines in sales of the branded product. Given that our principal products are biologics, we do not believe the impact of biosimilar competition will be as significant as with small molecule products, in part because successful competitors must have a broad range of specialized skills and capabilities unique to biologics, including significant regulatory, clinical and manufacturing expertise, and since the products are similar but not identical, the biosimilars will have to compete against products with established efficacies and safety records. We have many opportunities to grow our business, including the continued commercialization of XGEVA® and Prolia® and expansion into emerging markets and Japan, which we believe may offset the adverse financial impact of our principal products’ patent expiries.

Certain of our financing arrangements contain non-financial covenants. In addition, our revolving credit agreement includes a financial covenant with respect to the level of our borrowings in relation to our equity, as defined. We were in compliance with all applicable covenants under these arrangements as of June 30, 2012.

Cash flows

Our cash flow activity was as follows (in millions):

	Six months ended June 30,
	2012	2011
Net cash provided by operating activities	$3,347	$2,566
Net cash provided by (used in) investing activities	(4,786)	291
Net cash provided by (used in) financing activities	342	(146)

Operating

Cash provided by operating activities has been and is expected to continue to be our primary recurring source of funds. Cash provided by operating activities during the six months ended June 30, 2012, increased due primarily to the timing and amount of receipts from customers (including $197 million received under a government-funded program in Spain), cash received in connection with the termination of our interest rate swap agreements of $397 million and the impact of decreased inventory-related expenditures, offset partially by the timing and amount of payments to taxing authorities and others.

Investing

Cash used in investing activities during the six months ended June 30, 2012, was due primarily to net purchases of marketable securities of $2.7 billion and the acquisitions of businesses, net of cash acquired of $1.7 billion. Cash provided by investing activities during the six months ended June 30, 2011, was due primarily to net sales of marketable securities of $1.2 billion, offset partially by cash used to acquire businesses, net of cash acquired of $701 million.

Capital expenditures during the six months ended June 30, 2012 and 2011, totaled $316 million and $223 million, respectively. Capital expenditures during both the six months ended June 30, 2012 and 2011, were associated primarily with manufacturing-capacity expansions in Puerto Rico and other site developments. We currently estimate 2012 spending on capital projects and equipment to be approximately $700 million.

Financing

Cash provided by financing activities during the six months ended June 30, 2012, was due primarily to the issuance of long-term debt of $3.0 billion and the net proceeds from issuance of common stock in connection with the Company’s equity award programs of $584 million, offset partially by repurchases of our common stock of $2.6 billion, payment of dividends of $565 million and repayment of $102 million of long-term debt.

Cash used in financing activities during the six months ended June 30, 2011, was due to the repayment of $2.5 billion of long-term debt and repurchases of our common stock of $745 million, offset partially by the issuance of long-term debt of $3.0 billion and net proceeds from the issuance of common stock in connection with the Company’s equity award program of $113 million.

See Note 9, Financing arrangements, and Note 10, Stockholders’ equity, to the condensed consolidated financial statements for further discussion.

Critical accounting policies

The preparation of our condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the notes to the financial statements. Some of those judgments can be subjective and complex, and therefore, actual results could differ materially from those estimates under different assumptions or conditions. A summary of our critical accounting policies is presented in Part II, Item 7, of our Annual Report on Form 10-K for the year ended December 31, 2011. There have been no material changes to our critical accounting policies in the six months ended June 30, 2012.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information about our market risk is disclosed in Part II, Item 7A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, and is incorporated herein by reference. Except as discussed below, there have been no material changes for the six months ended June 30, 2012, to the information provided in Part II, Item 7A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

During the three months ended June 30, 2012, due to historically low interest rates, we terminated all of our interest rate swap contracts which had an aggregate notional amount of $3.6 billion, resulting in the receipt of $397 million from the counterparties. This amount will be recognized in earnings over the remaining lives of the debt issuances that were related to these interest rate swap contracts and will not significantly impact earnings for any fiscal year.

Item 4.	CONTROLS AND PROCEDURES

We maintain “disclosure controls and procedures,” as the term is defined under Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in Amgen’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to Amgen’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, Amgen’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and, in reaching a reasonable level of assurance, Amgen’s management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation under the supervision and with the participation of our management, including Amgen’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Amgen’s disclosure controls and procedures. Based on their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2012.

Management determined that, as of June 30, 2012, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

See Note 13, Contingencies and commitments, to the condensed consolidated financial statements included in our Quarterly Reports on Form 10-Q for the periods ended June 30, 2012, and March 31, 2012, for discussions that are limited to certain recent developments concerning our legal proceedings. These discussions should be read in conjunction with Note 18, Contingencies and commitments, to our consolidated financial statements in Part IV of our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 1A.	RISK FACTORS

This report and other documents we file with the SEC contain forward-looking statements that are based on current expectations, estimates, forecasts and projections about us, our future performance, our business, our beliefs and our management’s assumptions. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. You should carefully consider the risks and uncertainties facing our business. We have described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, the primary risks related to our business and periodically update those risks for material developments. These risks are not the only ones facing us. Our business is also subject to the risks that affect many other companies, such as employment relations, general economic conditions, geopolitical events and international operations. Further, additional risks not currently known to us or that we currently believe are immaterial may in the future materially and adversely affect our business, operations, liquidity and stock price.

There are no material updates from the risk factors previously disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, and in Part II, Item IA, of our Quarterly Report on Form 10-Q for the period ended March 31, 2012.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The amount we spend, the number of shares repurchased and the timing of such repurchases will vary based on a number of factors, including the stock price, the availability of financing on acceptable terms, the amount and timing of dividend payments and blackout periods in which we are restricted from repurchasing shares; and the manner of purchases may include private block purchases, tender offers and market transactions.

During the three months ended June 30, 2012, we had one outstanding stock repurchase program. Our repurchase activity for the three months ended June 30, 2012, was as follows:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Maximum dollar value that may yet be purchased under the program(1)
April 1 - April 30	4,702,600	$67.38	4,702,600	$3,246,696,626
May 1 - May 31	6,546,600	69.64	6,546,600	2,790,822,264
June 1 - June 30	6,104,100	70.46	6,104,100	2,360,701,144

	17,353,300	69.31	17,353,300

(1)	On October 13, 2011, our Board of Directors increased the authorization for repurchase of our common stock to an aggregate of $10 billion.

Item 5.	OTHER INFORMATION

Takeda

In 2011, we announced that the motesanib pivotal phase 3 trial (MONET1) had not met its primary objective of demonstrating an improvement in overall survival. On June 29, 2012, we and Takeda terminated the License Agreement for motesanib dated as of February 1, 2008. At the same time, we and Takeda entered into a new commercial agreement licensing all of our rights to motesanib to Takeda and granting Takeda control over the worldwide development, manufacture and commercialization of motesanib. (See Note 5, Collaborative arrangements, in the notes to our condensed consolidated financial statements in this quarterly report.) We and Takeda remain subject to the Multi-product License Agreement with Respect to Japan dated as of February 1, 2008, and the Supply Agreement dated as of February 1, 2008, which provide for the development and commercialization for the Japanese market of up to 12 other molecules from the Company’s portfolio across a range of therapeutic areas, as well as the manufacture and supply of such product candidates and products for clinical and commercial purposes.

Business Proposals and Nominations Pursuant to our Bylaws

As provided in our 2012 proxy statement, to nominate a director or bring any other business before the stockholders at the 2013 Annual Meeting of Stockholders that will not be included in our proxy statement pursuant to Rule 14a-8, a stockholder must comply with the procedures set forth in our Amended and Restated Bylaws, as amended. For clarification sake, assuming the date of the 2013 Annual Meeting of Stockholders is not more than 30 days before and not more than 70 days after the anniversary date of the 2012 Annual Meeting of Stockholders, a stockholder must notify us in writing and such notice must be delivered to our Secretary no earlier than January 23, 2013, and no later than February 22, 2013.

Item 6.	EXHIBITS

Reference is made to the Index to Exhibits included herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Amgen Inc.
(Registrant)

Date: August 8, 2012	By:	/s/ Jonathan M. Peacock
Jonathan M. Peacock
Executive Vice President and Chief Financial Officer

AMGEN INC.

INDEX TO EXHIBITS

Exhibit No.	Description
2.1

Share Purchase Agreement, dated as of April 24, 2012, by and among Amgen İlaç Ticaret Limited Şirketi, Amgen Worldwide Holdings B.V., the MN Sellers (as defined therein) and the Sihhat Sellers (as defined therein). The registrant has omitted from Exhibit 2.1 certain schedules pursuant to Item 601(b)(2) of Regulation S-K, and agrees to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon request. (Filed as an exhibit to Form 8-K filed on April 30, 2012 and incorporated herein by reference.)

3.1

Restated Certificate of Incorporation of Amgen Inc. (As Restated December 7, 2005). (Filed as an exhibit to Form 10-K for the year ended December 31, 2005 on March 10, 2006 and incorporated herein by reference.)

3.2

Certificate of Amendment to the Restated Certificate of Incorporation of Amgen Inc. (As Amended May 24, 2007). (Filed as an exhibit to Form 10-Q for the quarter ended June 30, 2007 on August 9, 2007 and incorporated herein by reference.)

3.3

Certificate of Correction of Restated Certificate of Incorporation of Amgen Inc. (As Corrected May 24, 2007). (Filed as an exhibit to Form 10-Q for the quarter ended June 30, 2007 on August 9, 2007 and incorporated herein by reference.)

3.4

Certificate of Elimination of the Certificate of Designations of the Series A Junior Participating Preferred Stock (As Eliminated December 9, 2008). (Filed as an exhibit to Form 10-K for the year ended December 31, 2008 on February 27, 2009 and incorporated herein by reference.)

3.5

Certificate of Amendment of Restated Certificate of Incorporation of Amgen Inc. (As Amended May 11, 2009). (Filed as an exhibit to Form 10-Q for the quarter ended June 30, 2009 on August 10, 2009 and incorporated herein by reference.)

3.6

Certificate of Correction of Restated Certificate of Incorporation of Amgen Inc. (As Corrected May 11, 2009). (Filed as an exhibit to Form 10-Q for the quarter ended June 30, 2009 on August 10, 2009 and incorporated herein by reference.)

3.7

Certificate of Correction of Restated Certificate of Incorporation of Amgen Inc. (As Corrected May 13, 2010). (Filed as an exhibit to Form 10-Q for the quarter ended June 30, 2010 on August 9, 2010 and incorporated herein by reference.)

3.8

Certificate of Amendment of Restated Certificate of Incorporation of Amgen Inc. (As Amended May 23, 2012) (Filed as Appendix B to the Definitive Proxy Statement on Schedule 14A on April 12, 2012 and incorporated herein by reference.)

3.9	Amended and Restated Bylaws of Amgen Inc. (As Amended and Restated October 6, 2009). (Filed as an exhibit to Form 8-K filed on October 7, 2009 and incorporated herein by reference.)

3.10	First Amendment to the Amended and Restated Bylaws of Amgen Inc. (Filed as an exhibit to Form 8-K filed on May 24, 2012 and incorporated herein by reference.)

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

Exhibit No.	Description
4.7	Indenture, dated as of August 4, 2003. (Filed as an exhibit to Form S-3 Registration Statement on August 4, 2003 and incorporated herein by reference.)

4.8	Form of 4.85% Senior Notes due 2014. (Filed as an exhibit to Form 8-K on November 19, 2004 and incorporated herein by reference.)

4.9

Officers’ Certificate, dated November 18, 2004, including forms of the 4.00% Senior Notes due 2009 and 4.85% Senior Notes due 2014. (Filed as an exhibit to Form 8-K on November 19, 2004 and incorporated herein by reference.)

4.10

Indenture, dated as of February 17, 2006 and First Supplemental Indenture, dated as of June 8, 2006 (including form of 0.375% Convertible Senior Note due 2013). (Filed as exhibit to Form 10-Q for the quarter ended June 30, 2006 on August 9, 2006 and incorporated herein by reference.)

4.11

Corporate Commercial Paper - Master Note between and among Amgen Inc., as Issuer, Cede & Co., as Nominee of The Depository Trust Company, and Citibank, N.A., as Paying Agent. (Filed as an exhibit to Form 10-Q for the quarter ended March 31, 1998 on May 13, 1998 and incorporated herein by reference.)

4.12

Officers’ Certificate of Amgen Inc. dated as of May 30, 2007, including forms of the Company’s Senior Floating Rate Notes due 2008, 5.85% Senior Notes due 2017 and 6.375% Senior Notes due 2037. (Filed as an exhibit to Form 8-K on May 30, 2007 and incorporated herein by reference.)

4.13

Officers’ Certificate of Amgen Inc. dated as of May 23, 2008, including forms of the Company’s 6.15% Senior Notes due 2018 and 6.90% Senior Notes due 2038. (Filed as exhibit to Form 8-K on May 23, 2009 and incorporated herein by reference.)

4.14

Officers’ Certificate of Amgen Inc. dated as of January 16, 2009, including forms of the Company’s 5.70% Senior Notes due 2019 and 6.40% Senior Notes due 2039. (Filed as exhibit to Form 8-K on January 16, 2009 and incorporated herein by reference.)

4.15

Officers’ Certificate of Amgen Inc. dated as of March 12, 2010, including forms of the Company’s 4.50% Senior Notes due 2020 and 5.75% Senior Notes due 2040. (Filed as exhibit to Form 8-K on March 15, 2010 and incorporated herein by reference.)

4.16

Officers’ Certificate of Amgen Inc., dated as of September 16, 2010, including forms of the Company’s 3.45% Senior Notes due 2020 and 4.95% Senior Notes due 2041. (Filed as an exhibit to Form 8-K on September 17, 2010 and incorporated herein by reference.)

4.17

Officers’ Certificate of Amgen Inc., dated as of June 30, 2011, including forms of the Company’s 2.30% Senior Notes due 2016, 4.10% Senior Notes due 2021 and 5.65% Senior Notes due 2042. (Filed as an exhibit to Form 8-K on June 30, 2011 and incorporated herein by reference.)

4.18

Officers’ Certificate of Amgen Inc., dated as of November 10, 2011, including forms of the Company’s 1.875% Senior Notes due 2014, 2.50% Senior Notes due 2016, 3.875% Senior Notes due 2021 and 5.15% Senior Notes due 2041. (Filed as an exhibit to Form 8-K on November 10, 2011 and incorporated herein by reference.)

4.19

Officers’ Certificate of Amgen Inc., dated as of December 5, 2011, including forms of the Company’s 4.375% Senior Notes due 2018 and 5.50% Senior Notes due 2026. (Filed as an exhibit to Form 8-K on December 5, 2011 and incorporated herein by reference.)

4.20

Officers’ Certificate of Amgen Inc., dated as of May 15, 2012, including forms of the Company’s 2.125% Senior Notes due 2017, 3.625% Senior Notes due 2022 and 5.375% Senior Notes due 2043. (Filed as an exhibit to Form 8-K on May 15, 2012 and incorporated herein by reference.)

10.1+	Amgen Inc. 2009 Equity Incentive Plan. (Filed as Appendix A to the Definitive Proxy Statement on Schedule 14A on March 26, 2009 and incorporated herein by reference.)

10.2+

Form of Stock Option Agreement for the Amgen Inc. 2009 Equity Incentive Plan. (As Amended on March 14, 2012.) (Filed as an exhibit to Form 10-Q for the quarter ended March 31, 2012 on May 8, 2012 and incorporated herein by reference.)

10.3+

Form of Restricted Stock Unit Agreement for the Amgen Inc. 2009 Equity Incentive Plan. (As Amended on March 14, 2012.) (Filed as an exhibit to Form 10-Q for the quarter ended March 31, 2012 on May 8, 2012 and incorporated herein by reference.)

10.4+	Amgen Inc. 2009 Performance Award Program. (As Amended on March 14, 2012.) (Filed as an exhibit to Form 10-Q for the quarter ended March 31, 2012 on May 8, 2012 and incorporated herein by reference.)

10.5+

Form of Performance Unit Agreement for the Amgen Inc. 2009 Performance Award Program. (As Amended on March 14, 2012.) (Filed as an exhibit to Form 10-Q for the quarter ended March 31, 2012 on May 8, 2012 and incorporated herein by reference.)

Exhibit No.	Description
10.6+

Amgen Inc. 2009 Director Equity Incentive Program. (As Amended on March 15, 2012.) (Filed as an exhibit to Form 10-Q for the quarter ended March 31, 2012 on May 8, 2012 and incorporated herein by reference.)

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

10.12+*	Fourth Amendment to the Amgen Supplemental Retirement Plan, effective June 18, 2012.

10.13+

Amended and Restated Amgen Change of Control Severance Plan. (As Amended and Restated effective December 9, 2010 and subsequently amended effective March 2, 2011.) (Filed as an exhibit to Form 10-Q for the quarter ended March 31, 2011 on May 10, 2011 and incorporated herein by reference.)

10.14+

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

10.16+	First Amendment to the Amgen Inc. Executive Nonqualified Retirement Plan. (Filed as an exhibit to Form 10-Q for the quarter ended June 30, 2010 on August 9, 2010 and incorporated herein by reference.)

10.17+

Amgen Nonqualified Deferred Compensation Plan. (As Amended and Restated effective January 1, 2009.) (Filed as an exhibit to Form 10-Q for the quarter ended September 30, 2008 on November 7, 2008 and incorporated herein by reference.)

10.18+

First Amendment to the Amgen Nonqualified Deferred Compensation Plan, effective April 11, 2011. (Filed as an exhibit to Form 10-Q for the quarter ended June 30, 2011 on August 8, 2011 and incorporated herein by reference.)

10.19+

Second Amendment to the Amgen Nonqualified Deferred Compensation Plan, effective October 12, 2011. (Filed as an exhibit to Form 10-K for the year ended December 31, 2011 on February 29, 2012 and incorporated herein by reference.)

10.20+*	Third Amendment to the Amgen Nonqualified Deferred Compensation Plan, effective June 18, 2012.

10.21+	2002 Special Severance Pay Plan for Amgen Employees. (Filed as an exhibit to Form 10-Q for the quarter ended June 30, 2002 on August 13, 2002 and incorporated herein by reference.)

10.22+

Agreement between Amgen Inc. and Mr. Jonathan M. Peacock, dated July 5, 2010. (Filed as an exhibit to Form 10-Q for the quarter ended September 30, 2010 on November 8, 2010 and incorporated herein by reference.)

10.23+

Agreement between Amgen Inc. and Mr. Anthony C. Hooper, dated October 12, 2011. (Filed as an exhibit to Form 10-K for the year ended December 31, 2011 on February 29, 2012 and incorporated herein by reference.)

10.24+	Consulting Agreement, effective February 1, 2011, between Amgen Inc. and Mr. George Morrow. (Filed as an exhibit to Form 8-K on October 22, 2010 and incorporated herein by reference).

10.25+

Amendment to Consulting Agreement, effective February 1, 2012, between Amgen Inc. and Mr. George Morrow. (Filed as an exhibit to Form 10-Q for the quarter ended March 31, 2012 on May 8, 2012 and incorporated herein by reference.)

10.26+

Consulting Services Agreement, effective February 13, 2012, between Amgen Inc., Perlmutter Consulting, Inc. and Dr. Roger M. Perlmutter. (Filed as an exhibit to Form 8-K on March 1, 2012 and incorporated herein by reference).

10.27+*	Restricted Stock Unit Agreement, dated April 27, 2012, between Amgen Inc. and Kevin W. Sharer.

10.28+*	Performance Unit Agreement, dated April 27, 2012, between Amgen Inc. and Kevin W. Sharer.

Exhibit No.	Description
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

10.31

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

10.33	Amendment No. 12 to the Shareholders’ Agreement, dated January 31, 2001. (Filed as an exhibit to Form 10-Q for the quarter ended June 30, 2005 on August 8, 2005 and incorporated herein by reference.)

10.34

Amendment No. 13 to the Shareholders’ Agreement, dated June 28, 2007 (with certain confidential information deleted therefrom). (Filed as an exhibit to Form 10-Q for the quarter ended June 30, 2007 on August 9, 2007 and incorporated herein by reference.)

10.35

Product License Agreement, dated September 30, 1985, and Technology License Agreement, dated September 30, 1985, between Kirin-Amgen, Inc. and Ortho Pharmaceutical Corporation. (Filed as an exhibit to Form 10-Q for the quarter ended June 30, 2000 on August 1, 2000 and incorporated herein by reference.)

10.36

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
10.42

Description of Amendment No. 1 to Amended and Restated Promotion Agreement, effective as of July 8, 2003, among Wyeth, Amgen Inc. and Immunex Corporation (with certain confidential information deleted therefrom). (Filed as an exhibit to Form 10-K for the year ended December 31, 2003 on March 11, 2004 and incorporated herein by reference.)

10.43

Description of Amendment No. 2 to Amended and Restated Promotion Agreement, effective as of April 20, 2004, by and among Wyeth, Amgen Inc. and Immunex Corporation. (Filed as an exhibit to Amendment No. 1 to Form S-4 Registration Statement on June 29, 2004 and incorporated herein by reference.)

10.44

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

10.48

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

10.49

Multi-product License Agreement with Respect to Japan between Amgen Inc. and Takeda Pharmaceutical Company Limited dated February 1, 2008 (with certain confidential information deleted therefrom). (Filed as an exhibit to Form 10-Q for the quarter ended March 31, 2008 on May 12, 2008 and incorporated herein by reference.)

10.50

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

10.52

Amendment Number 3, dated July 1, 2011, to the Integrated Facilities Management Services Agreement, dated February 4, 2009, between Amgen Inc. and Jones Lang LaSalle Americas, Inc. (Filed as an exhibit to Form 10-Q for the quarter ended September 30, 2011 on November 4, 2011 and incorporated herein by reference.)

10.53

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
10.55

Amendment Number 1, dated September 20, 2010, to Expansion Agreement dated July 27, 2009 between Amgen Inc. and Glaxo Group Limited, a wholly owned subsidiary of GlaxoSmithKline plc (with certain confidential information deleted therefrom). (Filed as an exhibit to Form 10-Q for the quarter ended September 30, 2010 on November 8, 2010 and incorporated herein by reference.)

10.56

Sourcing and Supply Agreement, dated November 15, 2011, by and between Amgen USA Inc, a wholly owned subsidiary of Amgen Inc., and DaVita Inc. (with certain confidential information deleted therefrom). (Filed as an exhibit to Form 10-K for the year ended December 31, 2011 on February 29, 2012 and incorporated herein by reference.)

10.57

Collaboration Agreement dated March 30, 2012 by and between Amgen Inc. and AstraZeneca Collaboration Ventures, LLC, a wholly owned subsidiary of AstraZeneca Pharmaceuticals LP (with certain confidential information deleted therefrom). (Filed as an exhibit to Form 10-Q for the quarter ended March 31, 2012 on May 8, 2012 and incorporated herein by reference.)

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