Form 10-Q
period 2012-09-30
AMGEN INC
filed 2012-11-06
CIK 318154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☑
As of October 29, 2012, the registrant had 767,355,259 shares of common stock, $0.0001 par value, outstanding.

AMGEN INC.

i

PART I — FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
AMGEN INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share data)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenues:
Product sales	$4,201	$3,877	$12,302	$11,388
Other revenues	118	67	542	221
Total revenues	4,319	3,944	12,844	11,609

Operating expenses:
Cost of sales (excludes amortization of certain acquired intangible assets presented separately)	705	605	2,066	1,771
Research and development	880	761	2,442	2,316
Selling, general and administrative	1,127	1,125	3,431	3,278
Amortization of certain acquired intangible assets	74	74	221	221
Other	110	854	195	873
Total operating expenses	2,896	3,419	8,355	8,459

Operating income	1,423	525	4,489	3,150

Interest expense, net	271	158	762	415
Interest and other income, net	111	87	359	364

Income before income taxes	1,263	454	4,086	3,099

Provision for income taxes	156	—	529	350

Net income	$1,107	$454	$3,557	$2,749

Earnings per share:
Basic	$1.44	$0.50	$4.57	$2.98
Diluted	$1.41	$0.50	$4.51	$2.96

Shares used in calculation of earnings per share:
Basic	771	907	779	922
Diluted	783	914	789	930

Dividends paid per share	$0.36	$0.28	$1.08	$0.28

See accompanying notes.

AMGEN INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
Net income	$1,107	$454	$3,557	$2,749
Other comprehensive income (loss), net of reclassification adjustments and income taxes	(4)	73	(24)	(35)
Comprehensive income	$1,103	$527	$3,533	$2,714

See accompanying notes.

AMGEN INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share data)
(Unaudited)

	September 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$5,823	$6,946
Marketable securities	19,551	13,695
Trade receivables, net	2,696	2,896
Inventories	2,769	2,484
Other current assets	1,766	1,572
Total current assets	32,605	27,593

Property, plant and equipment, net	5,381	5,420
Intangible assets, net	3,680	2,584
Goodwill	12,589	11,750
Other assets	1,193	1,524
Total assets	$55,448	$48,871

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$878	$642
Accrued liabilities	5,031	5,028
Current portion of long-term debt	2,458	84
Total current liabilities	8,367	5,754

Long-term debt	24,020	21,344
Other noncurrent liabilities	3,159	2,744

Contingencies and commitments

Stockholders’ equity:
Common stock and additional paid-in capital; $0.0001 par value; 2,750.0 shares authorized; outstanding - 768.1 shares in 2012 and 795.6 shares in 2011	29,103	27,777
Accumulated deficit	(9,348)	(8,919)
Accumulated other comprehensive income	147	171
Total stockholders’ equity	19,902	19,029
Total liabilities and stockholders’ equity	$55,448	$48,871

See accompanying notes.

AMGEN INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine months ended
	September 30,
	2012	2011
Cash flows from operating activities:
Net income	$3,557	$2,749
Depreciation and amortization	815	799
Stock-based compensation expense	271	245
Other items, net	(72)	31
Changes in operating assets and liabilities, net of acquisitions:
Trade receivables, net	198	(386)
Inventories	(175)	(273)
Other assets	213	(243)
Accounts payable	189	(5)
Accrued income taxes	(85)	(329)
Other liabilities	159	947
Net cash provided by operating activities	5,070	3,535
Cash flows from investing activities:
Purchases of property, plant and equipment	(489)	(343)
Cash paid for acquisitions, net of cash acquired	(1,990)	(701)
Purchases of marketable securities	(18,864)	(18,481)
Proceeds from sales of marketable securities	12,544	18,373
Proceeds from maturities of marketable securities	878	575
Other	(38)	11
Net cash used in investing activities	(7,959)	(566)
Cash flows from financing activities:
Repayment of debt	(102)	(2,500)
Net proceeds from issuance of debt	4,933	2,973
Net proceeds from issuance of commercial paper	—	300
Repurchases of common stock	(3,390)	(3,017)
Dividends paid	(844)	(255)
Net proceeds from issuance of common stock in connection with the Company’s equity award programs	1,129	126
Other	40	8
Net cash provided by (used in) financing activities	1,766	(2,365)
Increase (decrease) in cash and cash equivalents	(1,123)	604
Cash and cash equivalents at beginning of period	6,946	3,287
Cash and cash equivalents at end of period	$5,823	$3,891

See accompanying notes.

AMGEN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(Unaudited)
1. Summary of significant accounting policies
Business
Amgen Inc. (including its subsidiaries, referred to as “Amgen,” “the Company,” “we,” “our” or “us”) is a global biotechnology pioneer that discovers, develops, manufactures and delivers innovative human therapeutics.  Our medicines help millions of patients in the fight against cancer, kidney disease, rheumatoid arthritis, bone disease, and other serious illnesses.  We operate in one business segment: human therapeutics.

Basis of presentation
The financial information for the three and nine months ended September 30, 2012 and 2011, is unaudited but includes all adjustments (consisting of only normal recurring adjustments, unless otherwise indicated), which Amgen considers necessary for a fair presentation of its condensed consolidated results of operations for those periods. Interim results are not necessarily indicative of results for the full fiscal year.
Certain prior-period amounts shown within Cash flows from operating activities in our Condensed Consolidated Statements of Cash Flows have been reclassified to conform to the current-period presentation.
The condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and the notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2011, and in our Quarterly Reports on Form 10-Q for the periods ended March 31, 2012, and June 30, 2012.
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
Property, plant and equipment, net
Property, plant and equipment is recorded at historical cost, net of accumulated depreciation and amortization of $6.4 billion and $5.8 billion as of September 30, 2012, and December 31, 2011, respectively.
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
Cost savings initiatives
Included in Other operating expenses for the three and nine months ended September 30, 2012, are charges for certain cost savings initiatives of $36 million and $106 million, respectively, compared with $68 million and $79 million for the corresponding periods of the prior year.

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
The major risks and uncertainties associated with the timely and successful completion of development and commercialization of blinatumomab include our ability to confirm its safety and efficacy based on data from clinical trials, our ability to obtain necessary regulatory approvals and our ability to successfully complete these tasks within budgeted costs. We are not permitted to market a human therapeutic without obtaining regulatory approvals, and such approvals require completion of clinical trials that demonstrate a product candidate is safe and effective. Consequently, the eventual realized value of the acquired IPR&D may vary from its estimated fair value at the date of acquisition. The estimated incremental R&D costs to be incurred to obtain necessary regulatory approvals for blinatumomab are not material in any given year.
Contract assets represent the aggregate estimated fair values of receiving future milestone and royalty payments associated with various outlicensing arrangements entered into by Micromet prior to our acquisition of this company. The fair values of these contracts were determined by estimating the probability-weighted net cash flows associated with the agreements that may be received from the other parties discounted to present value using a discount rate that represents the estimated rate that market participants would use to value these intangible assets. These contract assets are considered indefinite-lived intangible assets and their assigned values will be expensed when the related revenues are earned or the associated R&D efforts are abandoned by the licensees. During the three months ended September 30, 2012, a non-key program under one of these outlicensing arrangements was terminated and resulted in an impairment charge of $19 million which was included in Other operating expenses.
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
The consideration to acquire MN totaled $677 million in cash which was allocated to the acquisition date fair values of assets acquired and liabilities assumed as follows (in millions):

Finite-lived intangible assets	$163
Property, plant and equipment	100
Trade receivables	79
Inventories	52
Goodwill	382
Deferred tax liabilities	(45)
Other assets (liabilities), net	(54)
Total consideration	$677
The finite-lived intangible assets acquired are related primarily to the fair values of MN’s regulatory approvals and customer relationships with regard to the marketing of pharmaceutical products and are being amortized on a straight-line basis over their estimated useful lives. The weighted average useful life of these intangible assets is eight years.
The excess of the acquisition date consideration over the fair values assigned to the assets acquired and the liabilities assumed of $382 million was recorded as goodwill, which is not deductible for tax purposes. Goodwill was revised by $12 million during the three months ended September 30, 2012, due primarily to adjustments to certain liabilities. Goodwill is attributable primarily to MN’s expected continued commercial presence in Turkey and other benefits.
Our accounting for this acquisition is preliminary and will be finalized upon completion of our analysis to determine the acquisition date fair values of certain assets acquired and liabilities assumed, including certain tax related items and residual goodwill.
KAI Pharmaceuticals
On July 5, 2012, we acquired all of the outstanding stock of KAI Pharmaceuticals (KAI), a privately held biotechnology company that is developing KAI-4169, its lead product candidate currently in phase 2 clinical development for the treatment of secondary hyperparathyroidism in patients with chronic kidney disease who are on dialysis. This transaction, which was accounted for as a business combination, provides us with an opportunity to further expand our nephrology pipeline. KAI's operations have been included in our condensed consolidated financial statements commencing on the acquisition date.
The consideration to acquire KAI totaled $332 million in cash which was allocated to the acquisition date fair values of assets acquired and liabilities assumed as follows (in millions):

Indefinite-lived intangible assets - IPR&D	$260
Goodwill	146
Deferred tax liabilities	(100)
Other assets (liabilities), net	26
Total consideration	$332

The estimated fair value of acquired IPR&D is related to KAI-4169. The estimated fair value was determined using a probability-weighted income approach, which discounts expected future cash flows to present value using a discount rate that represents the estimated rate that market participants would use to value this intangible asset. The projected cash flows from KAI-4169 were based on certain assumptions, including estimates of future revenues and expenses, the time and resources needed to complete development and the probabilities of obtaining marketing approval from the FDA and other regulatory agencies.

The major risks and uncertainties associated with the timely and successful completion of development and commercialization of KAI-4169 include our ability to confirm its safety and efficacy based on data from clinical trials, our ability to obtain necessary regulatory approvals and our ability to successfully complete these tasks within budgeted costs. Consequently, the eventual realized value of the acquired IPR&D may vary from its estimated fair value at the date of acquisition. The estimated incremental R&D costs to be incurred to obtain necessary regulatory approvals for KAI-4169 are not material in any given year.

The excess of the acquisition date consideration over the fair values assigned to the assets acquired and the liabilities assumed of $146 million was recorded as goodwill, which is not deductible for tax purposes. Goodwill is attributable primarily to expected synergies and other benefits from combining KAI with our nephrology development and commercialization activities and the deferred tax consequences of indefinite-lived intangible assets recorded for financial statement purposes.

Our accounting for this acquisition is preliminary and will be finalized upon completion of our analysis to determine the acquisition date fair values of certain liabilities assumed and tax related items acquired.

Pro forma supplemental consolidated results of operations for the three and nine months ended September 30, 2012 and 2011, that assume the acquisitions of Micromet, MN and KAI occurred on January 1, 2011, are not provided because those results would not be materially different from our reported consolidated results of operations.
In addition to the increase in goodwill for the acquisitions of Micromet, MN and KAI discussed above, goodwill decreased by $19 million during the nine months ended September 30, 2012, due to changes in foreign currency exchange rates.
3. Income taxes
The effective tax rates for the three and nine months ended September 30, 2012 and 2011, are different from the federal statutory rates primarily as a result of indefinitely invested earnings of our foreign operations. We do not provide for U.S. income taxes on undistributed earnings of our foreign operations that are intended to be invested indefinitely outside of the United States. The effective tax rates for the three and nine months ended September 30, 2012 and 2011, were further reduced by foreign tax credits associated with the Puerto Rico excise tax described below. The federal R&D tax credit expired as of December 31, 2011, and was not reinstated as of September 30, 2012. Therefore our effective tax rates for the three and nine months ended September 30, 2012, do not include a benefit for the federal R&D tax credit.
Commencing January 1, 2011, Puerto Rico imposes a temporary excise tax on the purchase of goods and services from a related manufacturer in Puerto Rico. The excise tax is imposed on the gross intercompany purchase price of the goods and services and is effective for a six-year period beginning in 2011, with the excise tax rate declining in each year (4% in 2011, 3.75% in 2012, 2.75% in 2013, 2.5% in 2014, 2.25% in 2015 and 1% in 2016). We account for the excise tax as a manufacturing cost that is capitalized in inventory and expensed in cost of sales when the related products are sold. For U.S. income tax purposes, the excise tax results in foreign tax credits that are generally recognized in our provision for income taxes when the excise tax is incurred. Excluding the impact of the Puerto Rico excise tax and the legal settlement charge recorded in 2011 (see Note 13, Contingencies and commitments), our effective tax rates for the three and nine months ended September 30, 2012, would have been 17.7% and 18.3%, respectively, compared with 13.9% and 17.1% for the corresponding periods of the prior year.
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
During the three and nine months ended September 30, 2012, the gross amount of our uncertain tax benefits (UTBs) increased by approximately $99 million and $249 million, respectively, as a result of tax positions taken during the current year. Substantially all of the UTBs as of September 30, 2012, if recognized, would affect our effective tax rate. As of September 30, 2012, we believe it is reasonably possible that our gross liabilities for UTBs may decrease by approximately $330 million within the succeeding 12 months due to the resolution of federal and state audits.

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
Upon conversion of our convertible notes, the principal amount would be settled in cash, and the excess of the conversion value, as defined, over the principal amount may be settled in cash and/or shares of our common stock. Therefore, only the shares of our common stock potentially issuable with respect to the excess of the notes’ conversion value over their principal amount, if any, are considered as dilutive potential common shares for purposes of calculating diluted EPS. For the three months ended September 30, 2012, the conversion value of our convertible notes due in 2013 exceeded the related principal amount resulting in the assumed issuance of an additional 1 million shares for purposes of computing diluted EPS. The conversion values of our convertible notes for periods prior to the three months ended September 30, 2012, were less than the related principal amounts, and accordingly, no shares were assumed to be issued for purposes of computing diluted EPS for these periods.
The computation for basic and diluted EPS was as follows (in millions, except per-share data):

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
Income (Numerator):
Net income for basic and diluted EPS	$1,107	$454	$3,557	$2,749

Shares (Denominator):
Weighted-average shares for basic EPS	771	907	779	922
Effect of dilutive securities	12	7	10	8
Weighted-average shares for diluted EPS	783	914	789	930

Basic EPS	$1.44	$0.50	$4.57	$2.98
Diluted EPS	$1.41	$0.50	$4.51	$2.96
For the three and nine months ended September 30, 2012, there were employee stock-based awards, calculated on a weighted-average basis, to acquire 1 million and 8 million shares of our common stock, respectively, that are not included in the computation of diluted EPS because their impact would have been anti-dilutive. For the three and nine months ended September 30, 2011, there were employee stock-based awards, calculated on a weighted-average basis, to acquire 33 million and 34 million shares of our common stock, respectively, that are not included in the computation of diluted EPS because their impact would have been anti-dilutive. In addition, shares of our common stock that may be issued upon exercise of our warrants are not included in the computation of diluted EPS for any of the periods presented above because their impact would have been anti-dilutive.
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
Under the terms of the agreement, approximately 65% of related development costs for the 2012-2014 periods will be funded by AstraZeneca, thereafter, the companies will share costs equally. If approved for sale, Amgen would receive a low-single-digit royalty rate for brodalumab and a mid-single-digit royalty rate for the rest of the portfolio, after which the worldwide commercialization profits and losses related to the collaboration would be shared equally. In connection with the transfer of technology rights, Amgen received a payment of $50 million which was recognized in Other revenues in the Condensed Consolidated Statement of Income for the nine months ended September 30, 2012. Cost recoveries recognized for development costs incurred under this agreement during the three and nine months ended September 30, 2012, were not material.
The collaboration agreement will continue in effect unless terminated earlier in accordance with its terms.

Takeda Pharmaceutical Company Limited
In 2008, we entered into an arrangement with Takeda Pharmaceutical Company Limited (Takeda), that provided Takeda both: (i) the exclusive rights to develop and commercialize for the Japanese market up to 12 molecules from our portfolio across a range of therapeutic areas, including oncology and inflammation (collectively the “Japanese market products”) and (ii) the right to collaborate with us on the worldwide (outside of Japan) development and commercialization of our product candidate, motesanib. The Japanese market products include Vectibix® and certain product candidates. In connection with this 2008 arrangement, we received upfront payments of $300 million that were deferred and were being recognized as Other revenues in our Consolidated Statements of Income over the estimated period of continuing involvement of approximately 20 years. In June 2012, this arrangement was modified and as of the date of modification, $230 million of this deferred revenue was on the balance sheet.
In 2011, we announced that the motesanib pivotal phase 3 trial (MONET1) had not met its primary objective of demonstrating an improvement in overall survival.
In June 2012, the parties materially modified this arrangement such that Amgen licensed all of its rights to motesanib to Takeda which now has control over the worldwide development and commercialization of motesanib. As a result of this modification, we will no longer participate in the development of motesanib and our obligations with respect to motesanib are limited primarily to closing the MONET1 clinical trial and transitioning certain existing development data and manufacturing capabilities (collectively “transition services”) from our contract manufacturer to Takeda. In exchange for licensing motesanib to Takeda, we received an additional upfront payment of $3 million and will receive incremental cost recoveries of approximately $21 million. We may also receive substantive success-based regulatory approval milestones and royalties on global sales of motesanib, if approved for sale, that are substantially lower than those under the 2008 arrangement.
Upon the modification of the arrangement, we determined that the remaining deliverables are: (i) the additional license rights to motesanib granted to Takeda and related transition services, (ii) commercial supply of Vectibix® and (iii) clinical and commercial supply and data relating to certain development activities, to the extent undertaken by Amgen, for the Japanese market products other than Vectibix®. We considered several factors in determining whether stand-alone value exists for each deliverable, including the rights and ability to perform the R&D activities, as well as the ability of parties to use a third party to perform their respective designated activities under the arrangement. The estimated selling prices for the undelivered items were determined by using third party evidence and best estimate of selling price (BESP) where applicable as of the date of modification. BESP was determined primarily using a probability-weighted discounted cash flow analysis. The fixed or determinable arrangement consideration was allocated to the undelivered items based on the relative selling price method and will be recognized as the services are performed or product is delivered. This amount was deducted from the sum of the consideration to be received in the future plus deferred revenue from the original 2008 arrangement as of the date of the modification of $230 million with the remainder of $206 million recognized as Other revenues in our Condensed Consolidated Statements of Income for the three months ended June 30, 2012. During the three months ended September 30, 2012, deferred revenue of $24 million was recognized as the related services were completed. In addition, we may also receive royalties and numerous individually immaterial milestones aggregating $337 million upon the achievement of various substantive success-based development and regulatory approval milestones. The receipt of these amounts, however, is contingent upon the occurrence of various future events that have a high degree of uncertainty of occurring.

6. Available-for-sale investments
The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair values of available-for-sale investments by type of security were as follows (in millions):

Type of security as of September 30, 2012	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
U.S. Treasury securities	$3,936	$24	$—	$3,960
Other government-related debt securities:
Obligations of U.S. government agencies and FDIC-guaranteed bank debt	1,180	18	—	1,198
Foreign and other	1,656	56	—	1,712
Corporate debt securities:
Financial	3,158	99	(1)	3,256
Industrial	4,208	114	(4)	4,318
Other	420	12	—	432
Residential mortgage-backed securities	1,834	9	(7)	1,836
Other mortgage- and asset-backed securities	2,062	10	(6)	2,066
Money market mutual funds	4,000	—	—	4,000
Other short-term interest-bearing securities	2,105	—	—	2,105
Total debt security investments	24,559	342	(18)	24,883
Equity securities	50	2	—	52
Total available-for-sale investments	$24,609	$344	$(18)	$24,935

Type of security as of December 31, 2011	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
U.S. Treasury securities	$3,878	$68	$—	$3,946
Other government-related debt securities:
Obligations of U.S. government agencies and FDIC-guaranteed bank debt	1,548	23	—	1,571
Foreign and other	441	9	—	450
Corporate debt securities:
Financial	2,493	30	(15)	2,508
Industrial	3,077	79	(10)	3,146
Other	280	9	—	289
Residential mortgage-backed securities	518	3	(3)	518
Other mortgage- and asset-backed securities	1,271	3	(7)	1,267
Money market mutual funds	6,266	—	—	6,266
Total debt security investments	19,772	224	(35)	19,961
Equity securities	42	—	—	42
Total available-for-sale investments	$19,814	$224	$(35)	$20,003

The fair values of available-for-sale investments by classification in the Condensed Consolidated Balance Sheets were as follows (in millions):

Classification in the Condensed Consolidated Balance Sheets	September 30, 2012	December 31, 2011
Cash and cash equivalents	$5,332	$6,266
Marketable securities	19,551	13,695
Other assets — noncurrent	52	42
Total available-for-sale investments	$24,935	$20,003
Cash and cash equivalents in the table above excludes cash of $491 million and $680 million as of September 30, 2012, and December 31, 2011, respectively.
The fair values of available-for-sale debt security investments by contractual maturity, except for mortgage- and asset- backed securities that do not have a single maturity date, were as follows (in millions):

Contractual maturity	September 30, 2012	December 31, 2011
Maturing in one year or less	$8,501	$6,791
Maturing after one year through three years	4,998	5,855
Maturing after three years through five years	5,861	5,379
Maturing after five years through ten years	1,621	151
Mortgage- and asset-backed securities	3,902	1,785
Total debt security investments	$24,883	$19,961
For the three months ended September 30, 2012 and 2011, realized gains totaled $31 million and $32 million, and realized losses totaled $11 million and $12 million, respectively. For the nine months ended September 30, 2012 and 2011, realized gains totaled $147 million and $169 million, and realized losses totaled $41 million and $25 million, respectively. The cost of securities sold is based on the specific identification method.
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
We review our available-for-sale investments for other-than-temporary declines in fair value below our cost basis each quarter and whenever events or changes in circumstances indicate that the cost basis of an asset may not be recoverable. This evaluation is based on a number of factors, including the length of time and the extent to which the fair value has been below our cost basis and adverse conditions related specifically to the security, including any changes to the credit rating of the security. As of September 30, 2012, and December 31, 2011, we believe the cost bases for our available-for-sale investments were recoverable in all material respects.
7. Inventories
Inventories consisted of the following (in millions):

	September 30, 2012	December 31, 2011
Raw materials	$198	$158
Work in process	1,755	1,802
Finished goods	816	524
Total inventories	$2,769	$2,484

8. Intangible assets
Intangible assets consisted of the following (in millions):

	September 30, 2012			December 31, 2011
	Gross carrying amount	Accumulated amortization	Intangible assets, net	Gross carrying amount	Accumulated amortization	Intangible assets, net
Finite-lived intangible assets:
Acquired product technology rights:
Developed product technology	$2,872	$(1,955)	$917	$2,872	$(1,811)	$1,061
Core technology	1,348	(917)	431	1,348	(850)	498
Trade name	190	(129)	61	190	(120)	70
Acquired R&D technology rights	687	(370)	317	350	(350)	—
Other acquired intangible assets	897	(457)	440	686	(406)	280
Total finite-lived intangible assets	5,994	(3,828)	2,166	5,446	(3,537)	1,909

Indefinite-lived intangible assets:
IPR&D	1,358	—	1,358	675	—	675
Contract assets	156	—	156	—	—	—
Total indefinite-lived intangible assets	1,514	—	1,514	675	—	675

Total identifiable intangible assets	$7,508	$(3,828)	$3,680	$6,121	$(3,537)	$2,584
Acquired R&D technology rights, Other acquired intangible assets, IPR&D and Contract assets as of September 30, 2012, included the identifiable intangible assets acquired in connection with the acquisitions of Micromet, MN and KAI (see Note 2, Business combinations).
During the three months ended September 30, 2012 and 2011, we recognized amortization charges associated with our finite-lived intangible assets of $101 million and $93 million, respectively. During the nine months ended September 30, 2012 and 2011, we recognized amortization charges associated with our finite-lived intangible assets of $290 million and $289 million, respectively. The total estimated amortization charges for our finite-lived intangible assets for the three months ended December 31, 2012, and the years ended December 31, 2013, 2014, 2015, 2016 and 2017, are $103 million, $423 million, $406 million, $393 million, $372 million and $230 million, respectively.

9. Financing arrangements
The carrying values and the fixed contractual coupon rates of our long-term borrowings were as follows (dollar amounts in millions):

	September 30, 2012	December 31, 2011
0.375% convertible notes due 2013 (0.375% 2013 Convertible Notes)	$2,452	$2,346
1.875% notes due 2014 (1.875% 2014 Notes)	1,000	1,000
4.85% notes due 2014 (4.85% 2014 Notes)	1,000	1,000
2.30% notes due 2016 (2.30% 2016 Notes)	749	748
2.50% notes due 2016 (2.50% 2016 Notes)	999	999
2.125% notes due 2017 (2.125% 2017 Notes)	1,248	—
5.85% notes due 2017 (5.85% 2017 Notes)	1,099	1,099
6.15% notes due 2018 (6.15% 2018 Notes)	499	499
4.375% euro-denominated notes due 2018 (4.375% 2018 euro Notes)	710	714
5.70% notes due 2019 (5.70% 2019 Notes)	999	998
2.125% euro-denominated notes due 2019 (2.125% 2019 euro Notes)	871	—
4.50% notes due 2020 (4.50% 2020 Notes)	300	300
3.45% notes due 2020 (3.45% 2020 Notes)	897	897
4.10% notes due 2021 (4.10% 2021 Notes)	998	998
3.875% notes due 2021 (3.875% 2021 Notes)	1,745	1,745
3.625% notes due 2022 (3.625% 2022 Notes)	747	—
5.50% pound-sterling-denominated notes due 2026 (5.50% 2026 pound sterling Notes)	766	739
4.00% pound-sterling-denominated notes due 2029 (4.00% 2029 pound sterling Notes)	1,121	—
6.375% notes due 2037 (6.375% 2037 Notes)	899	899
6.90% notes due 2038 (6.90% 2038 Notes)	499	499
6.40% notes due 2039 (6.40% 2039 Notes)	996	996
5.75% notes due 2040 (5.75% 2040 Notes)	697	697
4.95% notes due 2041 (4.95% 2041 Notes)	595	595
5.15% notes due 2041 (5.15% 2041 Notes)	2,232	2,232
5.65% notes due 2042 (5.65% 2042 Notes)	1,244	1,244
5.375% notes due 2043 (5.375% 2043 Notes)	1,000	—
Other, including our zero-coupon convertible notes	116	184
Total debt	26,478	21,428
Less current portion	(2,458)	(84)
Total noncurrent debt	$24,020	$21,344
Debt repayments
During the nine months ended September 30, 2012, we repaid $102 million of debt, including the redemption of all of our outstanding zero-coupon convertible notes due in 2032 and debt assumed in the acquisition of MN.
Debt issuances
During the nine months ended September 30, 2012, we issued debt securities in the following offerings:

•	In May 2012, we issued $3.0 billion aggregate principal amount of notes, consisting of the 2.125% 2017 Notes, the 3.625% 2022 Notes and the 5.375% 2043 Notes.

•
In September 2012, we issued $2.0 billion aggregate principal amount of notes, consisting of the 2.125% 2019 euro Notes (€675 million aggregate principal amount) and the 4.00% 2029 pound sterling Notes (£700 million aggregate principal amount).

All of the debt issued during 2012 may be redeemed at any time at our option, in whole or in part, at the principal amount of the notes being redeemed plus accrued interest and a “make-whole” amount, as defined. In the event of a change-in-control triggering event, as defined, we may be required to purchase all or a portion of these notes at a price equal to 101% of the principal amount of the notes plus accrued interest. Debt issuance costs incurred in connection with the issuance of this debt totaling approximately $25 million are being amortized over the respective lives of the notes and the related charges are included in Interest expense, net in the Condensed Consolidated Statements of Income.

10. Stockholders’ equity
Stock repurchase program
Activity under our stock repurchase program was as follows (in millions):

	2012		2011
	Shares	Dollars	Shares	Dollars
First quarter	21.0	$1,429	—	$—
Second quarter	17.4	1,203	12.9	732
Third quarter	9.7	797	45.4	2,421
Total stock repurchases	48.1	$3,429	58.3	$3,153
As of September 30, 2012, $1.6 billion remained available under our $10 billion Board of Directors-approved stock repurchase program.
Shares issued for stock-based compensation programs
Common stock issued in connection with the Company's equity award programs totaled 8.7 million shares and 20.6 million shares for the three and nine months ended September 30, 2012, respectively.
Dividends
On December 15, 2011, the Board of Directors declared a quarterly cash dividend of $0.36 per share of common stock, which was paid on March 7, 2012. On March 15, 2012, the Board of Directors declared a quarterly cash dividend of $0.36 per share of common stock, which was paid on June 7, 2012. On July 19, 2012, the Board of Directors declared a quarterly cash dividend of $0.36 per share of common stock, which was paid on September 7, 2012. On October 10, 2012, the Board of Directors declared a quarterly cash dividend of $0.36 per share of common stock, which will be paid on December 7, 2012, to all stockholders of record as of the close of business on November 15, 2012.
11. Fair value measurement
To estimate the fair value of our financial assets and liabilities we use valuation approaches within a hierarchy that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the inputs that market participants would use in pricing the asset or liability and are developed based on the best information available in the circumstances. The fair value hierarchy is divided into three levels based on the source of inputs as follows:

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
The fair value of each major class of the Company’s financial assets and liabilities measured at fair value on a recurring basis was as follows (in millions):

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Fair value measurement
as of September 30, 2012, using:				Total
Assets:
Available-for-sale securities:
U.S. Treasury securities	$3,960	$—	$—	$3,960
Other government-related debt securities:
Obligations of U.S. government agencies and FDIC-guaranteed bank debt	—	1,198	—	1,198
Foreign and other	—	1,712	—	1,712
Corporate debt securities:
Financial	—	3,256	—	3,256
Industrial	—	4,318	—	4,318
Other	—	432	—	432
Residential mortgage-backed securities	—	1,836	—	1,836
Other mortgage- and asset-backed securities	—	2,066	—	2,066
Money market mutual funds	4,000	—	—	4,000
Other short-term interest-bearing securities	—	2,105	—	2,105
Equity securities	52	—	—	52
Derivatives:
Foreign currency contracts	—	87	—	87
Cross-currency swap contracts	—	12	—	12
Total assets	$8,012	$17,022	$—	$25,034
Liabilities:
Derivatives:
Foreign currency contracts	$—	$55	$—	$55
Cross-currency swap contracts	—	27	—	27
Contingent consideration obligations in connection with a business combination	—	—	195	195
Total liabilities	$—	$82	$195	$277

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Fair value measurement
as of December 31, 2011, using:				Total
Assets:
Available-for-sale investments:
U.S. Treasury securities	$3,946	$—	$—	$3,946
Other government-related debt securities:
Obligations of U.S. government agencies and FDIC-guaranteed bank debt	—	1,571	—	1,571
Foreign and other	—	450	—	450
Corporate debt securities:
Financial	—	2,508	—	2,508
Industrial	—	3,146	—	3,146
Other	—	289	—	289
Residential mortgage-backed securities	—	518	—	518
Other mortgage- and asset-backed securities	—	1,267	—	1,267
Money market mutual funds	6,266	—	—	6,266
Equity securities	42	—	—	42
Derivatives:
Foreign currency contracts	—	172	—	172
Interest rate swap contracts	—	377	—	377
Total assets	$10,254	$10,298	$—	$20,552
Liabilities:
Derivatives:
Foreign currency contracts	$—	$48	$—	$48
Cross-currency swap contracts	—	26	—	26
Contingent consideration obligations in connection with a business combination	—	—	190	190
Total liabilities	$—	$74	$190	$264
The fair values of our U.S. Treasury securities, money market mutual funds and equity securities are based on quoted market prices in active markets with no valuation adjustment.
Most of our other government-related and corporate debt securities are investment grade with maturity dates of five years or less from the balance sheet date. Our other government-related debt securities portfolio is composed of securities with weighted-average credit ratings of A+ by Standard & Poor’s (S&P) and AA- or equivalent by Moody’s Investors Service, Inc. (Moody’s) or Fitch, Inc. (Fitch); and our corporate debt securities portfolio has a weighted-average credit rating of A- or equivalent by S&P and Moody’s and A by Fitch. We estimate the fair values of these securities by taking into consideration valuations obtained from third-party pricing services. The pricing services utilize industry standard valuation models, including both income- and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities; issuer credit spreads; benchmark securities; and other observable inputs.
Our residential mortgage-, other mortgage- and asset-backed securities portfolio is composed entirely of senior tranches, with credit ratings of AA+ by S&P and AAA or equivalent by Moody’s or Fitch. We estimate the fair values of these securities by taking into consideration valuations obtained from third-party pricing services. The pricing services utilize industry standard valuation models, including both income- and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities; issuer credit spreads; benchmark securities; prepayment/default projections based on historical data; and other observable inputs.
We value our other short-term interest-bearing securities at amortized cost, which approximates fair value given their near term maturity dates.
Substantially all of our foreign currency forward and option derivatives contracts have maturities primarily over a three-year time horizon and all are with counterparties that have minimum credit ratings of A- or equivalent by S&P, Moody’s or Fitch.

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
Our cross-currency swap contracts are with counterparties that have minimum credit ratings of A- or equivalent by S&P, Moody’s or Fitch. We estimate the fair values of these contracts by taking into consideration valuations obtained from a third-party valuation service that utilizes an income-based industry standard valuation model for which all significant inputs are observable either directly or indirectly. These inputs include foreign currency exchange rates, LIBOR, swap rates, obligor credit default swap rates and cross-currency basis swap spreads. (See Note 12, Derivative instruments.)
All of our interest rate swap contracts were terminated during the three months ended June 30, 2012 (See Note 12, Derivative instruments.) While outstanding, our interest rate swap contracts were with counterparties that had minimum credit ratings of A- or equivalent by S&P, Moody’s or Fitch. We estimated the fair values of these contracts by using an income-based industry standard valuation model for which all significant inputs were observable either directly or indirectly. These inputs included LIBOR, swap rates and obligor credit default swap rates.
As a result of our acquisition of BioVex Group, Inc. in March 2011, we are obligated to pay its former shareholders up to $575 million of additional consideration contingent upon achieving up to eight separate regulatory and sales-related milestones with regard to talimogene laherparepvec, which was acquired in the acquisition and is currently in phase 3 clinical development for the treatment of malignant melanoma. The three largest of these potential payments are $125 million each, including the amount due upon completion of the filing of a Biologics License Application with the FDA. Potential payments are also due upon the first commercial sale in each of the United States and the European Union (EU) following receipt of marketing approval which includes use of the product in specified patient populations and upon achievement of specified levels of sales within specified periods of time.
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
Annually, or whenever there are significant changes in underlying key assumptions, we estimate the fair values of these contingent consideration obligations by using a combination of probability-adjusted discounted cash flows, option pricing techniques and a simulation model of expected annual sales. Quarterly, a review of key assumptions is performed by management in our R&D and commercial sales organizations. In the absence of any significant changes in key assumptions, the quarterly determination of fair values of these contingent consideration obligations reflects the passage of time and changes in our credit risk adjusted rate used to discount obligations to present value. During the three and nine months ended September 30, 2012, there were no significant changes in underlying key assumptions; and the increases in the estimated aggregate fair value of $2 million and $5 million, respectively, were recorded in Other operating expenses in the Condensed Consolidated Statements of Income.
There have been no transfers of assets or liabilities between the fair value measurement levels, and there were no material remeasurements to fair value during the nine months ended September 30, 2012 and 2011, of assets and liabilities that are not measured at fair value on a recurring basis. See Note 2, Business combinations for further discussion on an impairment of an indefinite-lived intangible asset that we recognized during the three months ended September 30, 2012.
Summary of the fair value of other financial instruments
Borrowings
We estimate the fair values of our convertible notes (Level 2) by using an income-based industry standard valuation model for which all significant inputs are observable either directly or indirectly, including benchmark yields adjusted for our credit risk. The fair value of our convertible notes represents only the liability components of these instruments, because their equity components are included in Common stock and additional paid-in capital in the Condensed Consolidated Balance Sheets. We estimate the fair values of our other long-term notes (Level 2) by taking into consideration indicative prices obtained from a third party financial institution that utilizes industry standard valuation models, including both income- and market-based approaches, for which all significant inputs are observable either directly or indirectly. These inputs include reported trades of and broker/dealer quotes on the same or similar securities; credit spreads; benchmark yields; foreign currency exchange rates, as applicable; and other observable inputs. As of September 30, 2012, and December 31, 2011, the aggregate fair values of our long-term debt were $29.5 billion and $23.0 billion, respectively, and the carrying values were $26.5 billion and $21.4 billion, respectively.

12. Derivative instruments

The Company is exposed to foreign currency exchange rate and interest rate risks related to its business operations. To reduce our risks related to these exposures, we utilize or have utilized certain derivative instruments, including foreign currency forward, foreign currency option, cross-currency swap, forward interest rate and interest rate swap contracts. We do not use derivatives for speculative trading purposes.
Cash flow hedges
We are exposed to possible changes in the values of certain anticipated foreign currency cash flows resulting from changes in foreign currency exchange rates, associated primarily with our euro-denominated international product sales. Increases and decreases in the cash flows associated with our international product sales due to movements in foreign currency exchange rates are offset partially by the corresponding increases and decreases in our international operating expenses resulting from these foreign currency exchange rate movements. To further reduce our exposure to foreign currency exchange rate fluctuations on our international product sales, we enter into foreign currency forward and option contracts to hedge a portion of our projected international product sales primarily over a three-year time horizon, with, at any given point in time, a higher percentage of nearer-term projected product sales being hedged than in successive periods. As of September 30, 2012, and December 31, 2011, we had open foreign currency forward contracts with notional amounts of $3.0 billion and $3.5 billion, respectively, and open foreign currency option contracts with notional amounts of $261 million and $292 million, respectively. These foreign currency forward and option contracts, primarily euro based, have been designated as cash flow hedges, and accordingly, the effective portions of the unrealized gains and losses on these contracts are reported in Accumulated Other Comprehensive Income (AOCI) in the Condensed Consolidated Balance Sheets and reclassified to earnings in the same periods during which the hedged transactions affect earnings.
To hedge our exposure to foreign currency exchange rate risk associated with certain of our long-term notes denominated in foreign currencies, we entered into cross-currency swap contracts. Under the terms of these contracts, we paid euros/pounds sterling and received U.S. dollars for the notional amounts at the inception of the contracts, and we exchange interest payments based on these notional amounts at fixed rates over the lives of the contracts in which we pay U.S. dollars and receive euros/pounds sterling. In addition, we will pay U.S. dollars to and receive euros/pounds sterling from the counterparties at the maturities of the contracts for these same notional amounts. The terms of these contracts correspond to the related hedged notes, effectively converting the interest payments and principal repayment on these notes from euros/pounds sterling to U.S. dollars. These cross-currency swap contracts have been designated as cash flow hedges, and accordingly, the effective portions of the unrealized gains and losses on these contracts are reported in AOCI and reclassified to earnings in the same periods during which the hedged debt affects earnings. The notional amounts and interest rates of our cross-currency swaps are as follows (notional amounts in millions):

	Foreign currency		U.S. dollars
Hedged notes	Notional Amount	Interest rate	Notional Amount	Interest rate
2.125% 2019 euro Notes	€675	2.125%	$864	2.6%
5.50% 2026 pound sterling Notes	£475	5.50%	$748	5.8%
4.00% 2029 pound sterling Notes	£700	4.00%	$1,122	4.3%
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
The effective portion of the unrealized gain/(loss) recognized in other comprehensive income for our derivative instruments designated as cash flow hedges was as follows (in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
Derivatives in cash flow hedging relationships	2012	2011	2012	2011
Foreign currency contracts	$(127)	$105	$(25)	$(113)
Cross-currency swap contracts	38	—	11	—
Forward interest rate contracts	—	—	(7)	—
Total	$(89)	$105	$(21)	$(113)

The location in the Condensed Consolidated Statements of Income and the effective portion of the gain/(loss) reclassified from AOCI into earnings for our derivative instruments designated as cash flow hedges were as follows (in millions):

		Three months ended		Nine months ended
		September 30,		September 30,
Derivatives in cash flow hedging relationships	Statements of Income location	2012	2011	2012	2011
Foreign currency contracts	Product sales	$38	$(41)	$67	$(82)
Cross-currency swap contracts	Interest and other income, net	58	—	54	—
Forward interest rate contracts	Interest expense, net	—	(1)	(1)	(1)
Total		$96	$(42)	$120	$(83)
No portions of our cash flow hedge contracts are excluded from the assessment of hedge effectiveness, and the ineffective portions of these hedging instruments were approximately $1 million of losses for both the three and nine months ended September 30, 2012. The ineffective portions of these hedging instruments were approximately $1 million of gains for both the three and nine months ended September 30, 2011. As of September 30, 2012, the amounts expected to be reclassified from AOCI into earnings over the next 12 months are approximately $3 million of net gains on our foreign currency and cross-currency swap contracts and approximately $1 million of losses on forward interest rate contracts.
Fair value hedges
To achieve a desired mix of fixed and floating interest rates on our long-term debt, we entered into interest rate swap contracts, which qualified and were designated as fair value hedges. The terms of these interest rate swap contracts corresponded to the related hedged debt instruments and effectively converted a fixed interest rate coupon to a floating LIBOR-based coupon over the lives of the respective notes. While outstanding, the rates on these swaps ranged from LIBOR plus 0.3% to LIBOR plus 2.6%. As of December 31, 2011, we had interest rate swap contracts with aggregate notional amounts of $3.6 billion with respect to our 4.85% 2014 Notes, 5.85% 2017 Notes, 6.15% 2018 Notes and 5.70% 2019 Notes. Due to historically low interest rates, during the three months ended June 30, 2012, we terminated all of these interest rate swap contracts resulting in the receipt of $397 million from the counterparties, which was included in Net cash provided by operating activities in the Condensed Consolidated Statements of Cash Flows for the current year period. This amount is being recognized in Interest expense, net in the Condensed Consolidated Statements of Income over the remaining lives of the related debt issuances.
For derivative instruments that are designated and qualify as fair value hedges, the unrealized gain or loss on the derivative resulting from the change in fair value during the period as well as the offsetting unrealized loss or gain of the hedged item resulting from the change in fair value during the period attributable to the hedged risk is recognized in current earnings. While the interest rate swaps were outstanding, for the nine months ended September 30, 2012, we included the unrealized losses on the hedged debt of $20 million in the same line item, Interest expense, net, in the Condensed Consolidated Statements of Income, as the offsetting unrealized gains of $20 million on the related interest rate swap contracts. For the three and nine months ended September 30, 2011, we included the unrealized losses on the hedged debt of $149 million and $186 million, respectively, in the same line item, Interest expense, net, in the Condensed Consolidated Statements of Income, as the offsetting unrealized gains of $149 million and $186 million, respectively, on the related interest rate swap agreements.
Derivatives not designated as hedges
We enter into foreign currency forward contracts that are not designated as hedging transactions to reduce our exposure to foreign currency fluctuations of certain assets and liabilities denominated in foreign currencies. These exposures are hedged on a month-to-month basis. As of September 30, 2012, and December 31, 2011, the total notional amounts of these foreign currency forward contracts were $743 million and $389 million, respectively.
The location in the Condensed Consolidated Statements of Income and the amount of gain/(loss) recognized in earnings for our derivative instruments not designated as hedging instruments were as follows (in millions):

		Three months ended		Nine months ended
		September 30,		September 30,
Derivatives not designated as hedging instruments	Statements of Income location	2012	2011	2012	2011
Foreign currency contracts	Interest and other income, net	$3	$50	$13	$(10)

The fair values of derivatives included in the Condensed Consolidated Balance Sheets were as follows (in millions):

	Derivative assets		Derivative liabilities
September 30, 2012	Balance Sheet location	Fair value	Balance Sheet location	Fair value
Derivatives designated as hedging instruments:
Cross-currency swap contracts	Other current assets/ Other noncurrent assets	$12	Accrued liabilities/ Other noncurrent liabilities	$27
Foreign currency contracts	Other current assets/ Other noncurrent assets	82	Accrued liabilities/ Other noncurrent liabilities	54
Total derivatives designated as hedging instruments		94		81
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	5	Accrued liabilities	1
Total derivatives not designated as hedging instruments		5		1
Total derivatives		$99		$82

	Derivative assets		Derivative liabilities
December 31, 2011	Balance Sheet location	Fair value	Balance Sheet location	Fair value
Derivatives designated as hedging instruments:
Interest rate swap contracts	Other current assets/ Other noncurrent assets	$377	Accrued liabilities/ Other noncurrent liabilities	$—
Cross-currency swap contracts	Other current assets/ Other noncurrent assets	—	Accrued liabilities/ Other noncurrent liabilities	26
Foreign currency contracts	Other current assets/ Other noncurrent assets	172	Accrued liabilities/ Other noncurrent liabilities	48
Total derivatives designated as hedging instruments		549		74
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	—	Accrued liabilities	—
Total derivatives not designated as hedging instruments		—		—
Total derivatives		$549		$74
Our derivative contracts that were in liability positions as of September 30, 2012, contain certain credit-risk-related contingent provisions that would be triggered if: (i) we were to undergo a change in control and (ii) our or the surviving entity’s creditworthiness deteriorates, which is generally defined as having either a credit rating that is below investment grade or a materially weaker creditworthiness after the change in control. If these events were to occur, the counterparties would have the right, but not the obligation, to close the contracts under early-termination provisions. In such circumstances, the counterparties could request immediate settlement of these contracts for amounts that approximate the then current fair values of the contracts.
The cash flow effects of our derivatives contracts for the nine months ended September 30, 2012 and 2011, are included within Net cash provided by operating activities in the Condensed Consolidated Statements of Cash Flows.

13. Contingencies and commitments
In the ordinary course of business, we are involved in various legal proceedings and other matters, including those discussed in this Note, that are complex in nature and have outcomes that are difficult to predict. See Note 18, Contingencies and commitments to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2011, and Note 13, Contingencies and commitments to our condensed consolidated financial statements in our Quarterly Reports on Form 10-Q for the periods ended March 31, 2012, and June 30, 2012, for further discussion of certain of our legal proceedings and other matters.
We record accruals for loss contingencies to the extent that we conclude that it is probable that a liability has been incurred and the amount of the related loss can be reasonably estimated. We evaluate, on a quarterly basis, developments in legal proceedings and other matters that could cause an increase or decrease in the amount of the liability that has been accrued previously. Excluding fees paid to our external counsel, as of September 30, 2012, the Company has accrued $806 million associated with the previously-announced proposed settlement of the allegations arising out of the federal civil and criminal investigations pending in the U.S. Attorney’s Offices for the Eastern District of New York and the Western District of Washington (the Federal Investigations) and the proposed settlement of an additional civil qui tam matter we now expect to be resolved in connection with the Federal Investigations (see Government Investigations and Qui Tam Actions below), which includes accrued interest potentially due on the proposed settlement.
Our legal proceedings range from cases brought by a single plaintiff to a class action with thousands of putative class members. These legal proceedings, as well as other matters, involve various aspects of our business and a variety of claims (including but not limited to patent infringement, marketing, pricing and trade practices and securities law), some of which present novel factual allegations and/or unique legal theories. Except for the proposed settlement of the allegations arising out of the Federal Investigations and the settlement of the additional civil qui tam expected to be resolved in connection with the Federal Investigations, in each of the matters described in this filing, in Note 18 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2011, or in Note 13 to our condensed consolidated financial statements in our Quarterly Reports on Form 10-Q for the periods ended March 31, 2012, and June 30, 2012, plaintiffs seek an award of a not-yet-quantified amount of damages or an amount that is not material. In addition, a number of the matters pending against us are at very early stages of the legal process (which in complex proceedings of the sort faced by us often extend for several years). As a result, except for the proposed settlement of the allegations arising out of the Federal Investigations and the settlement of the additional civil qui tam expected to be resolved in connection with the Federal Investigations, none of the matters described in these filings have progressed sufficiently through discovery and/or development of important factual information and legal issues to enable us to estimate a range of possible loss, if any, or such amounts are not material. While it is not possible to accurately predict or determine the eventual outcomes of these items, an adverse determination in one or more of these items currently pending, including further adverse determinations associated with the pending investigations described above, could have a material adverse effect on our consolidated results of operations, financial position or cash flows.
Certain recent developments concerning our legal proceedings and other matters are discussed below:
Co-Pay Litigation
A class action lawsuit titled American Federation of State, County and Municipal Employees District Council 37 Health & Security Plan and Sergeants Benevolent Association Health and Welfare Fund, individually and on behalf of all others similarly situated v. Amgen and Pfizer Inc. (Pfizer) was filed on March 7, 2012 in the U.S. District Court for the Eastern District of New York. That suit was dismissed and re-filed in the U.S. District Court for the Southern District of New York on March 27, 2012. The complaint challenged the lawfulness of prescription co-pay assistance programs implemented by Amgen and Pfizer for certain of their products, including Amgen's Enbrel® and Sensipar®. On October 4, 2012, all claims against Amgen in this lawsuit were voluntarily dismissed.

Government Investigations and Qui Tam Actions
In October 2011, Amgen announced it had reached an agreement in principle to settle allegations relating to its sales and marketing practices arising out of the Federal Investigations. Amgen continues to engage in productive settlement discussions with government representatives and currently expects that the agreement in principle will be formalized in a written settlement agreement (the Settlement Agreement) before the end of 2012. Amgen continues to expect that the Settlement Agreement will resolve the Federal Investigations, the related state Medicaid claims and the claims in U.S. ex rel. Westmoreland v. Amgen, et al. and nine other Qui Tam Actions described in Note 18, Contingencies and commitments to its consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2011, in a manner that will not result in exclusion from U.S. federally-funded health care programs. Amgen now expects that the Settlement Agreement will also resolve the claims of one of the other civil qui tam actions that were not included in the agreement in principle but of which Amgen was made aware during settlement discussions. (See Note 18, Contingencies and commitments to our consolidated financial statements in our Annual

Report on Form 10-K for the year ended December 31, 2011.) The additional qui tam action that Amgen expects will be resolved by the Settlement Agreement (the Additional Qui Tam) includes allegations that Amgen's promotional, contracting, sales and marketing activities and arrangements relating to ENBREL caused the submission of various false claims under the Federal Civil False Claims Act and various State False Claims Acts. Until the Settlement Agreement is signed, the Additional Qui Tam will remain under seal in the U.S. federal court in which it was filed.
In connection with entering into the Settlement Agreement, Amgen expects to also enter into a corporate integrity agreement with the Office of Inspector General of the U.S. Department of Health and Human Services. The proposed settlement remains subject to continuing discussions regarding the components of the Settlement Agreement and the corporate integrity agreement and the completion and execution of all required documentation, and until the proposed settlement and the corporate integrity agreement each become final, there can be no guarantee that these matters will be resolved by the agreement in principle.
As previously disclosed, as part of the settlement discussions described above, Amgen was made aware that it is a defendant in several other civil qui tam actions (the Other Qui Tams) in addition to those included in the agreement in principle. As stated above, we now expect that one of the Other Qui Tams (the Additional Qui Tam) will be resolved by the Settlement Agreement. Amgen has been informed that it has been dismissed from two of the Other Qui Tams: U.S. ex rel. May v. Amgen, et al. and another matter that continues under seal against other defendants. Amgen has reached a separate agreement in principle and expects to enter into a written settlement agreement to resolve a fourth Other Qui Tam, for which Amgen has accrued an immaterial amount, before the end of 2012; that matter will remain under seal in the U.S. federal court where it was filed until the settlement agreement is signed. The fifth and final Other Qui Tam action remains under seal in the U.S. federal court in which it was filed and includes allegations that Amgen's promotional, contracting, sales and marketing activities and arrangements relating to Aranesp®, NEUPOGEN®, Neulasta®, XGEVA®, Prolia®, Vectibix® and Nplate® caused the submission of various false claims under the Federal Civil False Claims Act and various State False Claims Acts. Amgen continues to cooperate fully with the government in its investigation of these allegations.

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
Overview
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to assist the reader in understanding Amgen’s business. MD&A is provided as a supplement to, and should be read in conjunction with, our Annual Report on Form 10-K for the year ended December 31, 2011, and our Quarterly Reports on Form 10-Q for the periods ended March 31, 2012, and June 30, 2012. Our results of operations discussed in MD&A are presented in conformity with GAAP.
Amgen Inc. (including its subsidiaries, referred to as “Amgen,” “the Company,” “we,” “our” or “us”) is a global biotechnology pioneer that discovers, develops, manufactures and delivers innovative human therapeutics. Our medicines help millions of patients in the fight against cancer, kidney disease, rheumatoid arthritis, bone disease, and other serious illnesses. We operate in one business segment: human therapeutics. Therefore, our results of operations are discussed on a consolidated basis.
Currently, we market primarily recombinant protein therapeutics in supportive cancer care, nephrology and inflammation. Our principal products are Neulasta® (pegfilgrastim), NEUPOGEN® (Filgrastim), ENBREL (etanercept) and our erythropoiesis-stimulating agents (ESAs): Aranesp® (darbepoetin alfa) and EPOGEN® (epoetin alfa). Our product sales outside the United States consist principally of sales in Europe. For the three and nine months ended September 30, 2012, our principal products represented 81% and 82% of worldwide product sales, respectively; and for the three and nine months ended September 30, 2011, our principal products represented 86% and 88% of worldwide product sales, respectively. Our other marketed products include principally Sensipar®/Mimpara® (cinacalcet), Vectibix® (panitumumab), Nplate® (romiplostim), XGEVA® (denosumab) and Prolia® (denosumab).

Significant developments
Following is a summary of selected significant developments affecting our business that have occurred to date since June 30, 2012. For additional developments or for a more comprehensive discussion of certain developments discussed below, see our Annual Report on Form 10-K for the year ended December 31, 2011, and our Quarterly Reports on Form 10-Q for the periods ended March 31, 2012, and June 30, 2012.
Products/Pipeline
Sensipar®

•
On November 3, 2012, we presented at American Society of Nephrology's Kidney Week the results of the phase 3 E.V.O.L.V.E™ (EValuation Of Cinacalcet HCl Therapy to Lower CardioVascular Events) trial. As previously reported, the primary analysis showed that the trial did not reach its primary endpoint (time to composite event comprising all-cause mortality or first non-fatal cardiovascular event, including myocardial infarction, hospitalization for unstable angina, heart failure or peripheral vascular event) in the intent-to-treat analysis (see Significant Developments in our Form 10-Q for the period ended June 30, 2012). Baseline characteristics between the Sensipar®/Mimpara® and placebo groups were generally well-balanced with the notable exception of age - an important predictor of death and cardiovascular events. Patients in the Sensipar®/Mimpara® group were one-year older than those in the placebo group (median age 55 and 54 years, respectively). A pre-specified analysis adjusting for baseline imbalances showed that treatment with Sensipar®/Mimpara® resulted in a 12% reduction in the primary endpoint (Hazard Ratio (HR) 0.88, 95% Confidence Interval (CI) 0.79 to 0.97). Discontinuation of investigational product was common in both arms and more frequent in the placebo group (66.7% versus 70.5%, respectively). Reasons for discontinuation included kidney transplant, parathyroidectomy, adverse events, and patient request. A pre-specified analysis, which excluded data from patients that was collected beyond six months after stopping investigational product, showed a 15% reduction in the primary endpoint (HR 0.85, 95% CI 0.76 to 0.95).

AMG 145

•
On November 5 and 6, 2012, we presented data from four phase 2 studies evaluating AMG 145 as monotherapy, in combination with statin therapy, in heterozygous familial hypercholesterolemia (HeFH), and in statin-intolerant subjects. In each of these studies treatment with AMG 145 resulted in statistically significant reductions in low-density lipoprotein cholesterol (LDL-C) compared to the control arms at 12 weeks. Results from the MENDEL study (evaluating AMG 145 as monotherapy) demonstrated that treatment with AMG 145 reduced LDL-C by up to 47% compared to placebo when dosed every 2 weeks (Q2W) (mean reductions from baseline of 41% in the 70 mg group, 44% in the 105 mg group and 51% in the 140 mg group, versus 4% for placebo) and up to 53% compared to placebo when dosed every four weeks (Q4W) (mean reductions from baseline of 39% in the 280 mg group, 43% in the 350 mg group and 48% in the 420 mg group, versus 5% increase for placebo). In the MENDEL study, the most common adverse events (AEs) reported for AMG 145 were upper respiratory tract infection, nasopharyngitis and diarrhea. Results from the LAPLACE-TIMI 57 study (evaluating AMG 145 in hypercholesterolemic patients with statins) demonstrated that adding AMG 145 to statin therapy reduced LDL-C by up to 66% compared to placebo when dosed Q2W (mean reductions versus placebo of 42% in the 70 mg group, 60% in the 105 mg group and 66% in the 140 mg group) and up to 50% when dosed Q4W (mean reductions versus placebo of 42% in the 280 mg group, 50% in the 350 mg group and 50% in the 420 mg group). In the LAPLACE-TIMI 57 study, the most common AEs reported for the AMG 145 group were nasopharyngitis, cough and nausea. Results from the RUTHERFORD study (evaluating AMG 145 in combination with statin therapy, with or without ezetimibe, in patients with HeFH) showed treatment with AMG 145 dosed Q4W reduced LDL-C by up to 56% versus placebo (mean reductions from baseline of 43% in the 350 mg group and 55% in the 420 mg group, versus an increase of 1% for placebo). In the RUTHERFORD study, the most common AEs reported for the AMG 145 group were nasopharyngitis, injection-site reaction and headache. Results from the GAUSS study (evaluating AMG 145 in hypercholesterolemic patients who cannot tolerate statins) demonstrated that treatment with AMG 145 dosed Q4W reduced LDL-C from baseline by up to 51% with AMG 145 (mean reductions from baseline of 41% in the AMG 145 280 mg group, 43% in the AMG 145 350 mg group and 51% in the AMG 145 420 mg group versus 15% in the placebo/ezetimibe 10 mg group) and up to 63% with the combination of AMG 145 and ezetimibe (mean reductions from baseline of 63% in the AMG 145 420 mg/ezetimibe 10 mg group versus 15% in the placebo/ezetimibe 10 mg group). In the GAUSS study, the most common AEs reported for the AMG 145 group were myalgia, nasopharyngitis, nausea and fatigue.

Brodalumab (AMG 827)

•
On October 23, 2012, we announced the start of a phase 3 program in moderate-to-severe psoriasis. The program consists of three phase 3 studies, with ustekinumab and/or placebo controls. Brodalumab is one of five inflammation monoclonal antibodies being jointly developed in the collaboration with AstraZeneca that was announced in April 2012.

Prolia®

•	On September 20, 2012, we announced that the FDA approved a new indication for Prolia® as a treatment to increase bone mass in men with osteoporosis at high risk for fracture.

Selected financial information
Following is an overview of our results of operations for the three and nine months ended September 30, 2012, as well as our financial condition as of September 30, 2012 (amounts in millions, except percentages and per-share data):

	Three months ended			Nine months ended
	September 30,			September 30,
	2012	2011	Change	2012	2011	Change
Product sales:
U.S.	$3,248	$2,965	10%	$9,500	$8,718	9%
ROW	953	912	4%	2,802	2,670	5%
Total product sales	4,201	3,877	8%	12,302	11,388	8%
Other revenues	118	67	76%	542	221	*
Total revenues	$4,319	$3,944	10%	$12,844	$11,609	11%
Operating expenses	$2,896	$3,419	(15)%	$8,355	$8,459	(1)%
Operating income	$1,423	$525	*	$4,489	$3,150	43%
Net income	$1,107	$454	*	$3,557	$2,749	29%
Diluted EPS	$1.41	$0.50	*	$4.51	$2.96	52%
Diluted shares	783	914	(14)%	789	930	(15)%
* Change in excess of 100%
The increases in U.S. product sales for the three and nine months ended September 30, 2012, reflect growth for most of our marketed products. ESAs declined 11% for both periods. Excluding ESAs, U.S. product sales increased 16% for both periods.
The increases in rest-of-the-world (ROW) product sales for the three and nine months ended September 30, 2012, reflect growth for all of our marketed products except Aranesp®, which declined 3% and 5%, and combined Neulasta®/NEUPOGEN®, which declined 12% and 10%, in the respective periods.
The increase in other revenues for the three months ended September 30, 2012, was driven by: (i) a milestone payment received in the quarter related to the initiation of the brodalumab (AMG 827) phase 3 psoriasis study and (ii) revenue earned in the quarter related to motesanib. The increase for the nine months ended September 30, 2012, was driven by a modification to our Takeda collaboration in the second quarter of 2012 which replaced a global co-development and profit share agreement for motesanib, originally signed in 2008, with an exclusive license for Takeda to develop, manufacture and commercialize motesanib. That modification resulted in revenue recognition of $232 million for the nine months ended September 30, 2012. In addition, the nine months ended September 30, 2012, also reflect milestone payments received earlier in the year from AstraZeneca and Astellas Pharma Inc.
The decrease in operating expenses for the three months ended September 30, 2012, was due primarily to the negative impact in 2011 from a previously disclosed charge for a legal settlement reserve of $780 million. For the nine months ended September 30, 2012 as compared with the nine months ended September 30, 2011, the impact from the 2011 legal settlement reserve was offset largely by increases in cost of sales, Selling, General & Administrative (SG&A) and R&D spending.
The increases in net income for the three and nine months ended September 30, 2012, were due primarily to higher operating income, offset partially by higher interest expense, net, and higher effective income tax rates in the 2012 periods.
The increases in diluted EPS for the three and nine months ended September 30, 2012, were driven primarily by increases in net income and, to a lesser extent, by the favorable impacts of our stock repurchase program, which reduced the number of shares used to compute diluted EPS.
Commencing January 1, 2011, Puerto Rico imposes a temporary excise tax on the purchase of goods and services from a related manufacturer in Puerto Rico. The excise tax is imposed on the gross intercompany purchase price of the goods and services and is effective for a six-year period beginning in 2011, with the excise tax rate declining in each year (4% in 2011, 3.75% in

2012, 2.75% in 2013, 2.5% in 2014, 2.25% in 2015 and 1% in 2016). We account for the excise tax as a manufacturing cost that is capitalized in inventory and expensed in cost of sales when the related products are sold. For U.S. income tax purposes, the excise tax results in foreign tax credits that are generally recognized in our provision for income taxes when the excise tax is incurred. This excise tax has had and will continue to have a significant adverse impact on our cost of sales and a significant favorable impact on our provision for income taxes. In addition, the overall impact of the excise tax will vary from period to period as a result of the timing difference between recognizing the expense and the applicable tax credit. For the three and nine months ended September 30, 2012, cost of sales increased by $87 million and $253 million, respectively, compared with $74 million and $132 million for the corresponding periods of the prior year. The provision for income taxes decreased by $82 million and $264 million, for the three and nine months ended September 30, 2012, respectively, as a result of this excise tax compared with $106 million and $259 million for the corresponding periods of the prior year.

As of September 30, 2012, our cash, cash equivalents and marketable securities totaled $25.4 billion and total debt outstanding was $26.5 billion. Of our total cash, cash equivalents and marketable securities balances as of September 30, 2012, approximately $18.8 billion was generated from operations in foreign tax jurisdictions and is intended to be invested indefinitely outside of the United States. Under current tax laws, if these funds were repatriated for use in our U.S. operations, we would be required to pay additional U.S. federal and state income taxes at the applicable marginal tax rates.
Results of operations
Product sales
Worldwide product sales were as follows (dollar amounts in millions):

	Three months ended			Nine months ended
	September 30,			September 30,
	2012	2011	Change	2012	2011	Change
Neulasta®/NEUPOGEN ®	$1,355	$1,335	1%	$4,046	$3,893	4%
ENBREL	1,079	925	17%	3,075	2,756	12%
Aranesp®	497	600	(17)%	1,551	1,765	(12)%
EPOGEN®	491	476	3%	1,462	1,554	(6)%
Other products	779	541	44%	2,168	1,420	53%
Total product sales	$4,201	$3,877	8%	$12,302	$11,388	8%
Product sales are influenced by a number of factors, some of which may impact sales of certain of our products more significantly than others do. For a list of certain of those factors and their potential impact on sales, see Item 7 – Product Sales in our Annual Report on Form 10-K for the year ended December 31, 2011, and Item 2 – Product Sales in our Quarterly Reports on Form 10-Q for the periods ended March 31, 2012, and June 30, 2012.
Neulasta®/NEUPOGEN®
Total Neulasta®/NEUPOGEN® sales by geographic region were as follows (dollar amounts in millions):

	Three months ended			Nine months ended
	September 30,			September 30,
	2012	2011	Change	2012	2011	Change
Neulasta®—U.S.	$824	$757	9%	$2,432	$2,236	9%
Neulasta®—ROW	220	246	(11)%	666	718	(7)%
Total Neulasta®	1,044	1,003	4%	3,098	2,954	5%
NEUPOGEN®—U.S.	249	258	(3)%	756	708	7%
NEUPOGEN®—ROW	62	74	(16)%	192	231	(17)%
Total NEUPOGEN®	311	332	(6)%	948	939	1%
Total Neulasta®/NEUPOGEN®	$1,355	$1,335	1%	$4,046	$3,893	4%
The increases in U.S. Neulasta® sales for the three and nine months ended September 30, 2012, were driven by increases in the average net sales price and, to a lesser extent, increases in unit demand.
The decrease in ROW Neulasta® sales for the three months ended September 30, 2012, was due primarily to a decrease in unit demand from loss of share to biosimilars in Europe. The decrease for the nine months ended September 30, 2012, was due primarily to a decrease in the average net sales price and, to a lesser extent, a decrease in unit demand from loss of share to biosimilars in Europe.
The decrease in global NEUPOGEN® sales for the three months ended September 30, 2012, was driven primarily by a decrease in unit demand from loss of share to biosimilars in Europe. Global NEUPOGEN® sales for the nine months ended September 30, 2012, increased 1%.
Our outstanding material U.S. patents for Filgrastim (NEUPOGEN®) expire in December 2013. We expect to face competition in the United States beginning in the fourth quarter of 2013 which may have a material adverse impact over time on future sales of NEUPOGEN® and, in turn, Neulasta®. See Financial condition, liquidity and capital resources for further discussion of the potential impact of patent expiration. Our outstanding material U.S. patent for pegfilgrastim (Neulasta®) expires in 2015.
Future Neulasta®/NEUPOGEN® sales will depend in part on factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2011. Certain of those factors may have a material adverse impact on future sales of Neulasta®/NEUPOGEN®.
ENBREL
Total ENBREL sales by geographic region were as follows (dollar amounts in millions):

	Three months ended			Nine months ended
	September 30,			September 30,
	2012	2011	Change	2012	2011	Change
ENBREL — U.S.	$1,012	$863	17%	$2,881	$2,578	12%
ENBREL — Canada	67	62	8%	194	178	9%
Total ENBREL	$1,079	$925	17%	$3,075	$2,756	12%
The increases in total ENBREL sales for the three and nine months ended September 30, 2012, were driven primarily by increases in the average net sales price and, to a lesser extent, increases in unit demand.
Future ENBREL sales will depend in part on factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2011. Certain of those factors may have a material adverse impact on future sales of ENBREL.
Aranesp®
Total Aranesp® sales by geographic region were as follows (dollar amounts in millions):

	Three months ended			Nine months ended
	September 30,			September 30,
	2012	2011	Change	2012	2011	Change
Aranesp® — U.S.	$178	$272	(35)%	$595	$763	(22)%
Aranesp® — ROW	319	328	(3)%	956	1,002	(5)%
Total Aranesp®	$497	$600	(17)%	$1,551	$1,765	(12)%
The decreases in U.S. Aranesp® sales for the three and nine months ended September 30, 2012, were driven by declines in unit demand. The unit declines reflect changes in practice patterns resulting from changes to the label and to the reimbursement environment that occurred during 2011. For the three months ended September 30, 2012, the decrease to sales was also driven by a change in accounting estimates in 2011 that resulted in $34 million of the year-over-year decline in the quarter.
The decrease in ROW Aranesp® sales for the three months ended September 30, 2012, was 3%. The decrease for the nine months ended September 30, 2012, was 5% due primarily to a decrease in the average net sales price.
Sequentially, global Aranesp® unit demand was down 3% in the quarter ended September 30, 2012, compared with the quarter ended June 30, 2012, due to a small share loss in the oncology segment in the United States.
Future Aranesp® sales will depend in part on factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2011. Certain of those factors may have a material adverse impact on future sales of Aranesp®.
EPOGEN®
Total EPOGEN® sales were as follows (dollar amounts in millions):

	Three months ended			Nine months ended
	September 30,			September 30,
	2012	2011	Change	2012	2011	Change
EPOGEN® — U.S.	$491	$476	3%	$1,462	$1,554	(6)%
The increase in EPOGEN® sales for the three months ended September 30, 2012, was driven by reductions in customer discounts, as part of new provider contracts that became effective January 1, 2012, and by a year-over-year favorable change in accounting estimates of $36 million. These increases were offset largely by a 15% decrease in unit demand, driven by reductions in dose utilization due to changes to the label and to the reimbursement environment that occurred in 2011.
The decrease in EPOGEN® sales for the nine months ended September 30, 2012, was driven by a 22% decrease in unit demand due to the impact of the 2011 changes, offset partially by reductions in customer discounts and by a year-over-year favorable change in accounting estimates of $76 million.
Sequentially, EPOGEN® sales decreased 6% in the quarter ended September 30, 2012, compared with the quarter ended June 30, 2012, due to customer buying patterns and competition.
Future EPOGEN® sales will depend in part on factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2011, and in our Quarterly Report on Form 10-Q for the period ended March 31, 2012. Certain of those factors may have a material adverse impact on future sales of EPOGEN®.
Other products
Other product sales by geographic region were as follows (dollar amounts in millions):

	Three months ended			Nine months ended
	September 30,			September 30,
	2012	2011	Change	2012	2011	Change
Sensipar® — U.S.	$172	$135	27%	$462	$375	23%
Sensipar® (Mimpara®) — ROW	71	71	—%	232	217	7%
Vectibix® — U.S.	30	30	—%	92	91	1%
Vectibix® — ROW	58	49	18%	176	144	22%
Nplate® — U.S.	53	43	23%	157	120	31%
Nplate® — ROW	38	34	12%	110	97	13%
XGEVA® — U.S.	171	100	71%	466	215	*
XGEVA® — ROW	30	2	*	67	2	*
Prolia® — U.S.	68	31	*	197	78	*
Prolia® — ROW	42	20	*	121	44	*
Other — ROW	46	26	77%	88	37	*
Total other products	$779	$541	44%	$2,168	$1,420	53%
Total U.S.	$494	$339	46%	$1,374	$879	56%
Total ROW	285	202	41%	794	541	47%
Total other products	$779	$541	44%	$2,168	$1,420	53%
* Change in excess of 100%
Future sales of our other products will depend in part on factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2011. Certain of those factors may have a material adverse impact on future sales of our other products.
Selected operating expenses
Selected operating expenses were as follows (dollar amounts in millions):

	Three months ended			Nine months ended
	September 30,			September 30,
	2012	2011	Change	2012	2011	Change
Cost of sales (excludes amortization of certain acquired intangible assets)	$705	$605	17%	$2,066	$1,771	17%
% of product sales	16.8%	15.6%		16.8%	15.6%
Research and development	$880	$761	16%	$2,442	$2,316	5%
% of product sales	20.9%	19.6%		19.9%	20.3%
Selling, general and administrative	$1,127	$1,125	—%	$3,431	$3,278	5%
% of product sales	26.8%	29.0%		27.9%	28.8%
Other	$110	$854	(87)%	$195	$873	(78)%
Cost of sales
Cost of sales increased to 16.8% of product sales for the three months ended September 30, 2012, driven primarily by product mix. Excluding the impacts of the Puerto Rico excise tax, cost of sales would have been 14.7% and 13.7% of product sales for the three months ended September 30, 2012 and 2011, respectively.
Cost of sales increased to 16.8% of product sales for the nine months ended September 30, 2012, driven primarily by the Puerto Rico excise tax. Excluding the impacts of the Puerto Rico excise tax, cost of sales would have been 14.7% and 14.4% of product sales for the nine months ended September 30, 2012 and 2011, respectively.
Research and development
The increase in R&D expense for the three months ended September 30, 2012, was driven primarily by increased costs associated with supporting later-stage clinical programs of $107 million, driven by AMG 145 and romosozumab (AMG 785), and increases in Discovery Research and Translational Sciences activities of $25 million, offset partially by reduced expenses associated with marketed product support of $13 million.
The increase in R&D expense for the nine months ended September 30, 2012, was driven primarily by increased costs associated with supporting later-stage clinical programs of $223 million, including AMG 145 and romosozumab (AMG 785), offset partially by reduced expenses associated with marketed product support of $73 million and decreases in Discovery Research and Translational Sciences activities of $24 million.
Selling, general and administrative
SG&A expenses were flat for the three months ended September 30, 2012.  Higher ENBREL profit share expenses of $58 million were offset by favorable changes to the 2011 and estimated 2012 U.S. healthcare reform federal excise fees,which decreased SG&A by $31 million year-over-year, and by changes in foreign currency exchange rates of $29 million.
The increase in SG&A for the nine months ended September 30, 2012, was driven primarily by higher ENBREL profit share expenses of $120 million as well as international expansion of $71 million, offset partially by favorable changes to the 2011 and estimated 2012 U.S. healthcare reform federal excise fees, which decreased SG&A by $95 million year-over-year.
Under our ENBREL collaboration agreement, we currently pay Pfizer a percentage of annual gross profits on our ENBREL sales in the United States and Canada attributable to all approved indications for ENBREL on a scale that increases as gross profits increase; however, we maintain a majority share of ENBREL profits. For the three and nine months ended September 30, 2012, expenses associated with the ENBREL profit share were $386 million and $1,081 million, respectively, compared with $328 million and $961 million for the corresponding periods of the prior year. After expiration of the agreement in the fourth quarter of 2013, we will be required to pay Pfizer a declining percentage of annual net ENBREL sales in the United States and Canada for three years, ranging from 12% to 10%. The amounts of such payments are anticipated to be significantly less than what would be owed based on the terms of the current ENBREL profit share.

Other
Other operating expenses for the three and nine months ended September 30, 2012, included certain charges related to our cost savings initiatives of $36 million and $106 million, legal proceedings charges of $53 million and $65 million, and other operating expenses of $21 million and $24 million, respectively.

Other operating expenses for the three and nine months ended September 30, 2011 included a legal settlement charge of $780 million, certain charges related to cost savings initiatives of $68 million and $79 million, and other operating expenses of $6 million and $14 million, respectively.
Non-operating expenses/income and provisions for income taxes
Non-operating expenses/income and provisions for income taxes were as follows (dollar amounts in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
Interest expense, net	$271	$158	$762	$415
Interest and other income, net	$111	$87	$359	$364
Provisions for income taxes	$156	$—	$529	$350
Effective tax rate	12.4%	—%	12.9%	11.3%
Interest expense, net
The increases in interest expense, net for the three and nine months ended September 30, 2012, were due primarily to a higher average debt balance.
Interest and other income, net
The increase in interest and other income, net for the three months ended September 30, 2012, is due primarily to higher interest income as a result of a higher average balance of cash, cash equivalents and marketable securities. The decrease in interest and other income, net for the nine months ended September 30, 2012, was due primarily to lower net realized gains on investments, offset partially by higher interest income due to a higher average balance of cash, cash equivalents and marketable securities.
Income taxes
Our effective tax rates for the three and nine months ended September 30, 2012, were 12.4% and 12.9%, respectively, compared with 0.0% and 11.3% for the corresponding periods of the prior year. Our effective tax rate for the three months ended September 30, 2012, increased due to the prior year impacts of the legal settlement charge and additional foreign tax credits associated with the Puerto Rico excise tax, as well as the tax impact of changes in revenue and expense mix. In addition, our effective tax rates for the three and nine months ended September 30, 2012, increased due to the exclusion of the benefit of the federal R&D tax credit, which expired as of December 31, 2011. Excluding the impact of the Puerto Rico excise tax and the legal settlement charge, our effective tax rates for the three and nine months ended September 30, 2012, would have been 17.7% and 18.3%, respectively, compared with 13.9% and 17.1% for the corresponding periods of the prior year.
See Note 3, Income taxes, to the condensed consolidated financial statements for further discussion.
Financial condition, liquidity and capital resources
Selected financial data was as follows (in millions):

	September 30, 2012	December 31, 2011
Cash, cash equivalents and marketable securities	$25,374	$20,641
Total assets	55,448	48,871
Current portion of long-term debt	2,458	84
Long-term debt	24,020	21,344
Stockholders’ equity	19,902	19,029
The Company intends to continue to return capital to stockholders through share repurchases and the payment of cash dividends, reflecting our confidence in the future cash flows of our business. The amount we spend, the number of shares repurchased and the timing of such repurchases will vary based on a number of factors, including the stock price, the availability of financing on acceptable terms, the amount and timing of dividend payments and blackout periods in which we are restricted from repurchasing shares; and the manner of purchases may include private block purchases, tender offers and market transactions. Whether and when we declare dividends or repurchase stock, the size of any dividend and the amount of stock we repurchase could be affected by a number of additional factors. (See our Annual Report on Form 10-K for the year ended December 31, 2011, Item 1A. Risk

Factors—There can be no assurance that we will continue to declare cash dividends or repurchase stock.) In October 2011, we announced our intent to accelerate our stock repurchase program and that our Board of Directors had authorized an increase in our stock repurchase program to $10 billion, reflecting our confidence in the long-term value of the Company and the attractive interest rate environment. Subsequent to the October 2011 Board of Directors authorization through December 2011, we repurchased 83.3 million shares at an aggregate cost of $5.0 billion. During the nine months ended September 30, 2012, we repurchased 48.1 million shares of our common stock at an aggregate cost of $3.4 billion. This brings the total shares repurchased under this approved program to 131.4 million at a total cost of $8.4 billion at an average price of $64.19 per share. As of September 30, 2012, $1.6 billion remained available under this stock repurchase program. In December 2011, March 2012 and July 2012, the Board of Directors declared quarterly cash dividends of $0.36 per share of common stock, which were paid on March 7, June 7 and September 7, 2012, respectively, and totaled $844 million. On October 10, 2012, the Board of Directors declared a quarterly cash dividend of $0.36 per share of common stock, which will be paid on December 7, 2012, to all stockholders of record as of the close of business on November 15, 2012.
We believe that existing funds, cash generated from operations and existing sources of and access to financing are adequate to satisfy our needs for working capital; capital expenditure and debt service requirements; our plans to pay dividends and repurchase stock; and other business initiatives we plan to strategically pursue, including acquisitions and licensing activities, in each case for the foreseeable future. We anticipate that our liquidity needs can be met through a variety of sources, including cash provided by operating activities, sales of marketable securities, borrowings through commercial paper and/or our syndicated credit facility and access to other domestic and foreign debt markets and equity markets. With respect to our U.S. operations, we believe that existing funds intended for use in the United States; cash generated from our U.S. operations, including intercompany payments and receipts; and existing sources of and access to financing (collectively referred to as “U.S. funds”) are adequate to continue to meet our U.S. obligations (including our plans to repurchase stock and pay dividends with U.S. funds) for the foreseeable future. During the nine months ended September 30, 2012, we issued an additional $5.0 billion of long-term debt. We now have adequate U.S. funding to complete the $10 billion of stock repurchases authorized under our stock repurchase program and to pay the $2.5 billion due when our 0.375% 2013 Convertible Notes mature in the first quarter of 2013. See our Annual Report on Form 10-K for the year ended December 31, 2011, Item 1A. Risk Factors – Current global economic conditions may negatively affect us and may magnify certain risks that affect our business.
A significant portion of our operating cash flows is dependent on the timing of payments from our customers located in the United States and, to a lesser extent, our customers outside of the United States, which include government-owned or -supported healthcare providers (government healthcare providers). Payments from these government healthcare providers are dependent, in part, on the economic stability and creditworthiness of their applicable country. Historically, some payments from a number of European government healthcare providers have extended beyond the contractual terms of sale, and the trend has worsened over time as regional economic uncertainty has increased. In particular, deteriorating credit and economic conditions in southern Europe, particularly in Spain, Italy, Greece and Portugal, continue to adversely impact the timing of collections of our trade receivables in this region. As of September 30, 2012, accounts receivable in these four countries totaled $436 million, of which $308 million was past due, with the past due receivables primarily in Italy, Spain and Portugal. Although economic conditions in this region may continue affecting the average length of time it takes to collect payments, to date we have not incurred any significant losses related to these receivables; and the timing of payments in these countries has not had nor is it currently expected to have a material adverse impact on our overall operating cash flows. However, if government funding for healthcare were to become unavailable in these countries or if significant adverse adjustments to past payment practices were to occur, we might not be able to collect the entire balance of these receivables. We will continue working closely with these customers, monitoring the economic situation and taking appropriate actions as necessary.
Over the next several years, many of the existing patents on our principal products will expire. As a result, we expect to face increasing competition thereafter, including from biosimilars, that may have a material adverse impact on our product sales, results of operations and liquidity. In the EU, there is already an established regulatory pathway for biosimilars and we are facing increasing competition from biosimilars. The 2010 U.S. healthcare reform legislation authorized the FDA to approve biosimilar products under a new, abbreviated pathway. (See our Annual Report on Form 10-K for the year ended December 31, 2011, Item 1. Business - Marketed Products.) In the United States after patent expiration, we expect to face greater competition, including from manufacturers with biosimilar products approved in Europe that may seek to quickly obtain U.S. approval. Upon patent expiration for small molecule products, there is typically intense competition from generics manufacturers, which generally leads to significant and rapid declines in sales of the branded product. Given that our principal products are biologics, we do not believe the impact of biosimilar competition will be as significant as with small molecule products, in part because successful competitors must have a broad range of specialized skills and capabilities unique to biologics, including significant regulatory, clinical and manufacturing expertise, and since the products are similar but not identical, the biosimilars will have to compete against products with established efficacies and safety records. We have many opportunities to grow our business, including the continued commercialization of XGEVA® and Prolia® and expansion into emerging markets and Japan, which we believe may offset the adverse financial impact of our principal products’ patent expiries.

Certain of our financing arrangements contain non-financial covenants. In addition, our revolving credit agreement includes a financial covenant with respect to the level of our borrowings in relation to our equity, as defined. We were in compliance with all applicable covenants under these arrangements as of September 30, 2012.
Cash flows
Our cash flow activities were as follows (in millions):

	Nine months ended September 30,
	2012	2011
Net cash provided by operating activities	$5,070	$3,535
Net cash used in investing activities	(7,959)	(566)
Net cash provided by (used in) financing activities	1,766	(2,365)
Operating
Cash provided by operating activities has been and is expected to continue to be our primary recurring source of funds. Cash provided by operating activities during the nine months ended September 30, 2012, increased due primarily to the timing and amount of receipts from customers and payments to vendors and taxing authorities, cash received in connection with the termination of our interest rate swap agreements of $397 million and the impact of decreased inventory related expenditures.
Investing
Cash used in investing activities during the nine months ended September 30, 2012, was due primarily to net purchases of marketable securities of $5.4 billion and the acquisitions of businesses, net of cash acquired of $2.0 billion. Cash used in investing activities during the nine months ended September 30, 2011, was due primarily to cash used to acquire businesses, net of cash acquired of $701 million, offset partially by net sales of marketable securities of $467 million.
Capital expenditures during the nine months ended September 30, 2012 and 2011, totaled $489 million and $343 million, respectively. Capital expenditures during both the nine months ended September 30, 2012 and 2011, were associated primarily with manufacturing-capacity expansions in Ireland and Puerto Rico and other site developments. We currently estimate 2012 spending on capital projects and equipment to be approximately $700 million.
Financing
Cash provided by financing activities during the nine months ended September 30, 2012, was due primarily to the net proceeds from the issuance of long-term debt of $4.9 billion and the net proceeds from the issuance of common stock in connection with the Company’s equity award programs of $1.1 billion, offset partially by repurchases of our common stock of $3.4 billion and the payment of dividends of $844 million.
Cash used in financing activities during the nine months ended September 30, 2011, was due to the repurchases of our common stock of $3.0 billion, the repayment of $2.5 billion of long-term debt and the payment of dividends of $255 million, offset partially by the issuance of long-term debt and commercial paper of $3.3 billion.
See Note 9, Financing arrangements, and Note 10, Stockholders’ equity, to the condensed consolidated financial statements for further discussion.
Critical accounting policies
The preparation of our condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the notes to the financial statements. Some of those judgments can be subjective and complex, and therefore, actual results could differ materially from those estimates under different assumptions or conditions. A summary of our critical accounting policies is presented in Part II, Item 7, of our Annual Report on Form 10-K for the year ended December 31, 2011. There have been no material changes to our critical accounting policies during the nine months ended September 30, 2012.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information about our market risk is disclosed in Part II, Item 7A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, and is incorporated herein by reference. Except as discussed below, there have been no material changes for the nine months ended September 30, 2012, to the information provided in Part II, Item 7A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Interest rate sensitive financial instruments
During the three months ended June 30, 2012, due to historically low interest rates, we terminated all of our interest rate swap contracts which had an aggregate notional amount of $3.6 billion, resulting in the receipt of $397 million from the counterparties. This amount is being recognized in earnings over the remaining lives of the debt issuances that were related to these interest rate swap contracts and will not significantly impact earnings for any fiscal year.
During the three months ended September 30, 2012, we entered into cross-currency swap contracts to hedge the entire principal amount of the debt denominated in pounds sterling and euros that we issued during this period. As of September 30, 2012, we had open cross-currency swap contracts with an aggregate notional amount of $2.7 billion that effectively convert payments on certain of our foreign currency denominated debt securities to U.S. dollars and are designated for accounting purposes as cash flow hedges. A hypothetical 100 basis point adverse movement in interest rates relative to interest rates at September 30, 2012, would have resulted in approximately a $420 million reduction in the fair value of our cross-currency swap contracts on this date, but would have no effect on cash flows or income in the ensuing year.
Foreign currency sensitive financial instruments
As of September 30, 2012, we had outstanding pound sterling and euro denominated debt with a carrying value and fair value of $3.5 billion and $3.8 billion, respectively. A hypothetical 20% adverse movement in foreign currency exchange rates compared with the U.S. dollar relative to exchange rates at September 30, 2012, on the $3.8 billion fair value, would have resulted in an increase in fair value of this debt of approximately $750 million on this date with a corresponding reduction in income in the ensuing year, but would have no effect on the related cash flows in the ensuing year. The analysis for this debt does not consider the offsetting impact that hypothetical changes in foreign currency exchange rates would have on the related cross-currency swap contracts which are in place for the majority of the foreign currency denominated debt.
With regard to our $2.7 billion notional amount of cross-currency swap contracts that are designated as cash flow hedges of certain of our debt denominated in pounds sterling and euros, a hypothetical 20% adverse movement in foreign currency exchange rates compared with the U.S. dollar relative to exchange rates at September 30, 2012, would have resulted in a reduction in the fair value of these contracts of approximately $700 million on this date, but would have no effect on the related cash flows in the ensuing year. The impact on income in the ensuing year from these contracts of this hypothetical adverse movement in foreign currency exchange rates would be fully offset by the corresponding hypothetical change in the carrying amount of the related hedged debt of approximately $590 million.

Item 4.	CONTROLS AND PROCEDURES
We maintain “disclosure controls and procedures,” as the term is defined under Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in Amgen’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to Amgen’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, Amgen’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and, in reaching a reasonable level of assurance, Amgen’s management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation under the supervision and with the participation of our management, including Amgen’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Amgen’s disclosure controls and procedures. Based on their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2012.
Management determined that, as of September 30, 2012, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS
See Note 13, Contingencies and commitments, to the condensed consolidated financial statements included in our Quarterly Reports on Form 10-Q for the periods ended September 30, 2012, June 30, 2012, and March 31, 2012, for discussions that are limited to certain recent developments concerning our legal proceedings. These discussions should be read in conjunction with

Table of Contents

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
During the three months ended September 30, 2012, we had one outstanding stock repurchase program. Our repurchase activity for the three months ended September 30, 2012, was as follows:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Maximum dollar value that may yet be purchased under the program(1)
July 1 - July 31	1,113,110	$74.31	1,113,110	$2,277,989,946
August 1 - August 31	4,130,400	83.30	4,130,400	1,933,928,736
September 1 - September 30	4,448,300	83.12	4,448,300	1,564,180,547
	9,691,810	82.18	9,691,810

(1)	On October 13, 2011, our Board of Directors increased the authorization for repurchase of our common stock to an aggregate of $10 billion.

Item 6.	EXHIBITS
Reference is made to the Index to Exhibits included herein.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Amgen Inc.
(Registrant)

Date:	November 6, 2012	By:	/s/ Jonathan M. Peacock
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

4.21
Officers’ Certificate of Amgen Inc., dated as of September 13, 2012, including forms of the Company’s 2.125% Senior Notes due 2019 and 4.000% Senior Notes due 2029. (Filed as an exhibit to Form 8-K on September 13, 2012 and incorporated herein by reference.)

10.1+	Amgen Inc. 2009 Equity Incentive Plan. (Filed as Appendix A to the Definitive Proxy Statement on Schedule 14A on March 26, 2009 and incorporated herein by reference.)

10.2+*	Form of Stock Option Agreement for the Amgen Inc. 2009 Equity Incentive Plan. (As Amended on October 10, 2012.)

10.3+*	Form of Restricted Stock Unit Agreement for the Amgen Inc. 2009 Equity Incentive Plan. (As Amended on October 10, 2012.)

10.4+	Amgen Inc. 2009 Performance Award Program. (As Amended on March 14, 2012.) (Filed as an exhibit to Form 10-Q for the quarter ended March 31, 2012 on May 8, 2012 and incorporated herein by reference.)

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

10.12+
Fourth Amendment to the Amgen Supplemental Retirement Plan, effective June 18, 2012. (Filed as an exhibit to Form 10-Q for the quarter ended June 30, 2012 on August 8, 2012 and incorporated herein by reference.)

10.13+*	Fifth Amendment to the Amgen Supplemental Retirement Plan, effective August 27, 2012.

10.14+
Amended and Restated Amgen Change of Control Severance Plan. (As Amended and Restated effective December 9, 2010 and subsequently amended effective March 2, 2011.) (Filed as an exhibit to Form 10-Q for the quarter ended March 31, 2011 on May 10, 2011 and incorporated herein by reference.)

10.15+
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

10.17+	First Amendment to the Amgen Inc. Executive Nonqualified Retirement Plan. (Filed as an exhibit to Form 10-Q for the quarter ended June 30, 2010 on August 9, 2010 and incorporated herein by reference.)

10.18+
Amgen Nonqualified Deferred Compensation Plan. (As Amended and Restated effective January 1, 2009.) (Filed as an exhibit to Form 10-Q for the quarter ended September 30, 2008 on November 7, 2008 and incorporated herein by reference.)

10.19+
First Amendment to the Amgen Nonqualified Deferred Compensation Plan, effective April 11, 2011. (Filed as an exhibit to Form 10-Q for the quarter ended June 30, 2011 on August 8, 2011 and incorporated herein by reference.)

10.20+
Second Amendment to the Amgen Nonqualified Deferred Compensation Plan, effective October 12, 2011. (Filed as an exhibit to Form 10-K for the year ended December 31, 2011 on February 29, 2012 and incorporated herein by reference.)

10.21+
Third Amendment to the Amgen Nonqualified Deferred Compensation Plan, effective June 18, 2012. (Filed as an exhibit to Form 10-Q for the quarter ended June 30, 2012 on August 8, 2012 and incorporated herein by reference.)

10.22+*	Fourth Amendment to the Amgen Nonqualified Deferred Compensation Plan, effective August 27, 2012.

10.23+	2002 Special Severance Pay Plan for Amgen Employees. (Filed as an exhibit to Form 10-Q for the quarter ended June 30, 2002 on August 13, 2002 and incorporated herein by reference.)

10.24+
Agreement between Amgen Inc. and Mr. Jonathan M. Peacock, dated July 5, 2010. (Filed as an exhibit to Form 10-Q for the quarter ended September 30, 2010 on November 8, 2010 and incorporated herein by reference.)

10.25+
Agreement between Amgen Inc. and Mr. Anthony C. Hooper, dated October 12, 2011. (Filed as an exhibit to Form 10-K for the year ended December 31, 2011 on February 29, 2012 and incorporated herein by reference.)

Exhibit No.	Description

10.26+	Consulting Agreement, effective February 1, 2011, between Amgen Inc. and Mr. George Morrow. (Filed as an exhibit to Form 8-K on October 22, 2010 and incorporated herein by reference).

10.27+
Amendment to Consulting Agreement, effective February 1, 2012, between Amgen Inc. and Mr. George Morrow. (Filed as an exhibit to Form 10-Q for the quarter ended March 31, 2012 on May 8, 2012 and incorporated herein by reference.)

10.28+
Consulting Services Agreement, effective February 13, 2012, between Amgen Inc., Perlmutter Consulting, Inc. and Dr. Roger M. Perlmutter. (Filed as an exhibit to Form 8-K on March 1, 2012 and incorporated herein by reference).

10.29+
Restricted Stock Unit Agreement, dated April 27, 2012, between Amgen Inc. and Kevin W. Sharer. (Filed as an exhibit to Form 10-Q for the quarter ended June 30, 2012 on August 8, 2012 and incorporated herein by reference.)

10.30+
Performance Unit Agreement, dated April 27, 2012, between Amgen Inc. and Kevin W. Sharer. (Filed as an exhibit to Form 10-Q for the quarter ended June 30, 2012 on August 8, 2012 and incorporated herein by reference.)

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

10.34
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

10.35	Amendment No. 12 to the Shareholders’ Agreement, dated January 31, 2001. (Filed as an exhibit to Form 10-Q for the quarter ended June 30, 2005 on August 8, 2005 and incorporated herein by reference.)

10.36
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

10.38
Research, Development Technology Disclosure and License Agreement: PPO, dated January 20, 1986, by and between Kirin Brewery Co., Ltd. and Amgen Inc. (Filed as an exhibit to Amendment No. 1 to Form S-1 Registration Statement on March 11, 1986 and incorporated herein by reference.)

10.39
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
10.41
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

10.43
Amended and Restated Promotion Agreement, dated as of December 16, 2001, by and among Immunex Corporation, American Home Products Corporation and Amgen Inc. (with certain confidential information deleted therefrom). (Filed as an exhibit to Amendment No. 1 to Form S-4 Registration Statement on March 22, 2002 and incorporated herein by reference.)

10.44
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

10.46
Amendment No. 3 to Amended and Restated Promotion Agreement, effective as of January 1, 2005, by and among Wyeth, Amgen Inc. and Immunex Corporation (with certain confidential information deleted therefrom). (Filed as an exhibit to Form 10-Q for the quarter ended March 31, 2005 on May 4, 2005 and incorporated herein by reference.)

10.47
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

10.50
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

10.52
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

Exhibit No.	Description
10.54
Amendment Number 3, dated July 1, 2011, to the Integrated Facilities Management Services Agreement, dated February 4, 2009, between Amgen Inc. and Jones Lang LaSalle Americas, Inc. (Filed as an exhibit to Form 10-Q for the quarter ended September 30, 2011 on November 4, 2011 and incorporated herein by reference.)

10.55
Collaboration Agreement dated July 27, 2009 between Amgen Inc. and Glaxo Group Limited, a wholly owned subsidiary of GlaxoSmithKline plc (with certain confidential information deleted therefrom). (Filed as an exhibit to Form 10-Q for the quarter ended September 30, 2009 on November 6, 2009 and incorporated herein by reference.)

10.56
Expansion Agreement dated July 27, 2009 between Amgen Inc. and Glaxo Group Limited, a wholly owned subsidiary of GlaxoSmithKline plc (with certain confidential information deleted therefrom). (Filed as an exhibit to Form 10-Q for the quarter ended September 30, 2009 on November 6, 2009 and incorporated herein by reference.)

10.57
Amendment Number 1, dated September 20, 2010, to Expansion Agreement dated July 27, 2009 between Amgen Inc. and Glaxo Group Limited, a wholly owned subsidiary of GlaxoSmithKline plc (with certain confidential information deleted therefrom). (Filed as an exhibit to Form 10-Q for the quarter ended September 30, 2010 on November 8, 2010 and incorporated herein by reference.)

10.58
Sourcing and Supply Agreement, dated November 15, 2011, by and between Amgen USA Inc, a wholly owned subsidiary of Amgen Inc., and DaVita Inc. (with certain confidential information deleted therefrom). (Filed as an exhibit to Form 10-K for the year ended December 31, 2011 on February 29, 2012 and incorporated herein by reference.)

10.59
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
____________________________
(* = filed herewith)
(** = furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended)
(+ = management contract or compensatory plan or arrangement)