Form 10-Q
period 2013-03-31
AMGEN INC
filed 2013-05-03
CIK 318154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☑
As of April 24, 2013, the registrant had 749,976,556 shares of common stock, $0.0001 par value, outstanding.

AMGEN INC.

i

PART I — FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
AMGEN INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share data)
(Unaudited)

	Three months ended
	March 31,
	2013	2012
Revenues:
Product sales	$4,151	$3,901
Other revenues	87	147
Total revenues	4,238	4,048

Operating expenses:
Cost of sales	744	750
Research and development	878	736
Selling, general and administrative	1,158	1,079
Other	16	6
Total operating expenses	2,796	2,571

Operating income	1,442	1,477

Interest expense, net	263	235
Interest and other income, net	164	124

Income before income taxes	1,343	1,366

(Benefit) provision for income taxes	(91)	182

Net income	$1,434	$1,184

Earnings per share:
Basic	$1.91	$1.50
Diluted	$1.88	$1.48

Shares used in calculation of earnings per share:
Basic	751	791
Diluted	764	800

Dividends paid per share	$0.47	$0.36

See accompanying notes.

AMGEN INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three months ended
	March 31,
	2013	2012
Net income	$1,434	$1,184
Other comprehensive income (loss), net of reclassification adjustments and taxes:
Foreign currency translation losses	(23)	(2)
Effective portion of cash flow hedges	75	(65)
Net unrealized gains (losses) on available-for-sale securities	(62)	2
Other	1	—
Other comprehensive loss, net of tax	(9)	(65)
Comprehensive income	$1,425	$1,119

See accompanying notes.

AMGEN INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share data)
(Unaudited)

	March 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$2,530	$3,257
Marketable securities	18,741	20,804
Trade receivables, net	2,528	2,518
Inventories	2,737	2,744
Other current assets	2,159	1,886
Total current assets	28,695	31,209

Property, plant and equipment, net	5,296	5,326
Intangible assets, net	3,897	3,968
Goodwill	12,604	12,662
Other assets	1,148	1,133
Total assets	$51,640	$54,298

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$940	$905
Accrued liabilities	4,195	4,791
Current portion of long-term debt	7	2,495
Total current liabilities	5,142	8,191

Long-term debt	23,885	24,034
Other noncurrent liabilities	3,122	3,013

Contingencies and commitments

Stockholders’ equity:
Common stock and additional paid-in capital; $0.0001 par value; 2,750.0 shares authorized; outstanding - 749.6 shares in 2013 and 756.3 shares in 2012	29,465	29,337
Accumulated deficit	(10,111)	(10,423)
Accumulated other comprehensive income	137	146
Total stockholders’ equity	19,491	19,060
Total liabilities and stockholders’ equity	$51,640	$54,298

See accompanying notes.

AMGEN INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three months ended
	March 31,
	2013	2012
Cash flows from operating activities:
Net income	$1,434	$1,184
Depreciation and amortization	277	259
Stock-based compensation expense	92	75
Other items, net	(38)	67
Changes in operating assets and liabilities, net of acquisitions:
Trade receivables, net	19	(92)
Inventories	(12)	(16)
Other assets	(10)	(133)
Accounts payable	35	226
Accrued income taxes	(406)	(60)
Other liabilities	(342)	(538)
Net cash provided by operating activities	1,049	972
Cash flows from investing activities:
Purchases of property, plant and equipment	(158)	(144)
Cash paid for acquisitions, net of cash acquired	—	(969)
Purchases of marketable securities	(6,964)	(6,133)
Proceeds from sales of marketable securities	6,013	4,740
Proceeds from maturities of marketable securities	2,924	160
Other	(6)	—
Net cash provided by (used in) investing activities	1,809	(2,346)
Cash flows from financing activities:
Repayment of debt	(2,500)	(84)
Repurchases of common stock	(832)	(1,375)
Dividends paid	(353)	(285)
Net proceeds from issuance of common stock in connection with the Company’s equity award programs	93	374
Other	7	5
Net cash used in financing activities	(3,585)	(1,365)
Decrease in cash and cash equivalents	(727)	(2,739)
Cash and cash equivalents at beginning of period	3,257	6,946
Cash and cash equivalents at end of period	$2,530	$4,207

See accompanying notes.

AMGEN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
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

Basis of presentation
The financial information for the three months ended March 31, 2013 and 2012, is unaudited but includes all adjustments (consisting of only normal recurring adjustments, unless otherwise indicated), which Amgen considers necessary for a fair presentation of its condensed consolidated results of operations for those periods. Interim results are not necessarily indicative of results for the full fiscal year.
Prior-period amounts for amortization of certain acquired intangible assets have been reclassified within Operating expenses in our Condensed Consolidated Statements of Income to conform to the current-period presentation.

The condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and the notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2012.
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
Property, plant and equipment, net
Property, plant and equipment is recorded at historical cost, net of accumulated depreciation and amortization of $6.5 billion and $6.6 billion as of March 31, 2013, and December 31, 2012, respectively.
Comprehensive income
In January 2013, we adopted a new accounting standard that requires additional disclosures regarding amounts that are reclassified out of accumulated other comprehensive income (AOCI). In accordance with the requirements of the standard, the effects of significant reclassifications out of AOCI, by component, on the respective lines in the Condensed Consolidated Statement of Income are presented in Note 8, Stockholders' equity. The standard was required to be applied prospectively beginning January 1, 2013.
2. Business combinations
deCODE Genetics
On December 10, 2012, we acquired all of the outstanding stock of deCODE Genetics (deCODE), a privately held company that is a global leader in human genetics, for total consideration of $401 million in cash. The transaction, which was accounted for as a business combination, provides us with an opportunity to enhance our efforts to identify and validate human disease targets. deCODE's operations, which are not material, have been included in our consolidated financial statements commencing on the acquisition date.
We allocated the consideration to acquire deCODE to finite-lived intangible assets of $465 million comprised of databases and other proprietary information with an estimated useful life of 10 years, $45 million to goodwill which is not deductible for tax purposes, deferred tax liabilities of $93 million and other net liabilities of $16 million. These amounts reflect adjustments recognized during the three months ended March 31, 2013, to the acquisition date fair values of assets acquired and liabilities assumed in this acquisition which did not have a material effect on our current or prior period financial statements. These adjustments reduced goodwill by $48 million due primarily to a revision which increased the acquisition date fair value of finite-lived intangible assets by $64 million.
Our accounting for the acquisition is preliminary and will be finalized upon completion of our analysis to determine the acquisition date fair values of certain assets acquired, liabilities assumed and tax-related items.
3. Income taxes
The effective tax rates for the three months ended March 31, 2013 and 2012, are different from the federal statutory rates primarily as a result of indefinitely invested earnings of our foreign operations. We do not provide for U.S. income taxes on undistributed earnings of our foreign operations that are intended to be invested indefinitely outside of the United States. In addition, the effective tax rate for the three months ended March 31, 2013 was reduced by two significant events that occurred during the quarter. First, we settled our examination with the Internal Revenue Service (IRS) for the years ended December 31, 2007, 2008 and 2009 during the quarter. We agreed to certain adjustments proposed by the IRS arising out of the examination and remeasured our unrecognized tax benefits (UTBs) accordingly. Also, the federal research and development (R&D) tax credit expired as of December 31, 2011, and the American Taxpayer Relief Act of 2012, which included extension of the federal R&D tax credit for 2013 and retroactively for 2012, was enacted during the three months ended March 31, 2013. Therefore, our effective tax rate for the three months ended March 31, 2013 includes a benefit for both the full-year 2012 federal R&D tax credit, recorded discretely in the quarter, and the effect of the estimated 2013 federal R&D tax credit on our annual effective tax rate. The effective tax rates for the three months ended March 31, 2013 and 2012, were further reduced by foreign tax credits associated with the Puerto Rico excise tax described below.
Commencing January 1, 2011, Puerto Rico imposes a temporary excise tax on the purchase of goods and services from a related manufacturer in Puerto Rico. The excise tax is imposed on the gross intercompany purchase price of the goods and services and was initially effective for a six-year period beginning in 2011, with the excise tax rate declining in each year (4% in 2011, 3.75% in 2012, 2.75% in 2013, 2.5% in 2014, 2.25% in 2015 and 1% in 2016). During the three months ended March 31, 2013, the Puerto Rico government enacted an amendment to the excise tax legislation which increased the excise tax rate to 4% effective July 1, 2013 through December 31, 2017. We account for the excise tax as a manufacturing cost that is capitalized in inventory and expensed in cost of sales when the related products are sold. For U.S. income tax purposes, the excise tax results in foreign tax credits that are generally recognized in our provision for income taxes when the excise tax is incurred. Excluding the impact of the Puerto Rico excise tax, our effective tax rates for the three months ended March 31, 2013 and 2012, would have been (0.8)% and 18.5%, respectively.
Several of our legal entities file income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and certain foreign jurisdictions. Our income tax returns are routinely audited by the tax authorities in those jurisdictions. Significant disputes may arise with these tax authorities involving issues of the timing and amount of deductions, the use of tax credits and allocations of income among various tax jurisdictions because of differing interpretations of tax laws and regulations. The U.S. federal income tax examinations for years ended on or before December 31, 2009 and the California state income tax examinations for years ended on or before December 31, 2005 have been completed.
During the three months ended March 31, 2013, the gross amount of our UTBs increased by approximately $80 million as a result of tax positions taken during the current year and decreased by approximately $190 million due to the federal and state tax impacts of settlement of our U.S. tax returns with the IRS relating to years ended December 31, 2007, 2008, and 2009. The settlement resulted in recognition of a net tax benefit of approximately $185 million, including interest, penalties and the federal benefit of state taxes. Substantially all of the UTBs as of March 31, 2013, if recognized, would affect our effective tax rate. As of March 31, 2013, we believe it is reasonably possible that our gross liabilities for UTBs may decrease by approximately $90 million within the succeeding 12 months due to the resolution of state audits.
4. Earnings per share
The computation of basic earnings per share (EPS) is based on the weighted-average number of our common shares outstanding. The computation of diluted EPS is based on the weighted-average number of our common shares outstanding and dilutive potential common shares, which include principally shares that may be issued under: our stock option, restricted stock and performance unit awards, determined using the treasury stock method; our convertible notes while outstanding, as discussed below; and our outstanding warrants (collectively, “dilutive securities”). The convertible note hedges purchased in connection with the issuance of our convertible notes, which terminated in February 2013, are excluded from the calculation of diluted EPS because their impact is always anti-dilutive.
Prior to the conversion/maturity of our 0.375% 2013 Convertible Notes in February 2013 (see Note 7, Financing arrangements), the principal amount of the notes had to be settled in cash, and the excess of the conversion value, as defined, over the principal amount could have been settled in cash and/or shares of our common stock upon conversion. Therefore, only the shares of our common stock potentially issuable with respect to the excess of the notes’ conversion value over their principal amount, if any, were considered dilutive potential common shares for purposes of calculating diluted EPS. For the three months ended March 31, 2013, the conversion value of our 0.375% 2013 Convertible Notes, while outstanding, exceeded the related principal amount resulting in the assumed issuance of an additional one million shares calculated on a weighted-average basis for purposes of computing diluted EPS. For the three months ended March 31, 2012, the conversion value of our convertible notes was less than the related principal amounts, and accordingly, no shares were assumed to be issued for purposes of computing diluted EPS.
The computation for basic and diluted EPS was as follows (in millions, except per share data):

	Three months ended
	March 31,
	2013	2012
Income (Numerator):
Net income for basic and diluted EPS	$1,434	$1,184

Shares (Denominator):
Weighted-average shares for basic EPS	751	791
Effect of dilutive securities	13	9
Weighted-average shares for diluted EPS	764	800

Basic EPS	$1.91	$1.50
Diluted EPS	$1.88	$1.48
For the three months ended March 31, 2013, there were no anti-dilutive shares of our common stock from employee stock-based awards calculated on a weighted-average basis. For the three months ended March 31, 2012, there were employee stock-based awards, calculated on a weighted-average basis, to acquire 11 million shares of our common stock that are not included in the computation of diluted EPS because their impact would have been anti-dilutive. In addition, shares of our common stock that may be issued upon exercise of our warrants are not included in the computation of diluted EPS for any of the periods presented above because their impact would have been anti-dilutive.

5. Available-for-sale investments
The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair values of available-for-sale investments by type of security were as follows (in millions):

Type of security as of March 31, 2013	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
U.S. Treasury securities	$2,698	$9	$—	$2,707
Other government-related debt securities:
U.S.	1,013	6	—	1,019
Foreign and other	1,436	35	(5)	1,466
Corporate debt securities:
Financial	3,907	72	(2)	3,977
Industrial	4,380	79	(2)	4,457
Other	470	9	—	479
Residential mortgage-backed securities	1,816	9	(8)	1,817
Other mortgage- and asset-backed securities	1,515	2	(20)	1,497
Money market mutual funds	1,742	—	—	1,742
Other short-term interest-bearing securities	1,677	—	—	1,677
Total interest-bearing securities	20,654	221	(37)	20,838
Equity securities	55	7	—	62
Total available-for-sale investments	$20,709	$228	$(37)	$20,900

Type of security as of December 31, 2012	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
U.S. Treasury securities	$4,443	$15	$—	$4,458
Other government-related debt securities:
U.S.	1,018	12	—	1,030
Foreign and other	1,549	60	(1)	1,608
Corporate debt securities:
Financial	3,266	96	(1)	3,361
Industrial	4,283	100	(3)	4,380
Other	441	11	—	452
Residential mortgage-backed securities	1,828	9	(8)	1,829
Other mortgage- and asset-backed securities	1,769	7	(9)	1,767
Money market mutual funds	2,620	—	—	2,620
Other short-term interest-bearing securities	2,186	—	—	2,186
Total interest-bearing securities	23,403	310	(22)	23,691
Equity securities	52	2	—	54
Total available-for-sale investments	$23,455	$312	$(22)	$23,745

The fair values of available-for-sale investments by classification in the Condensed Consolidated Balance Sheets were as follows (in millions):

Classification in the Condensed Consolidated Balance Sheets	March 31, 2013	December 31, 2012
Cash and cash equivalents	$2,097	$2,887
Marketable securities	18,741	20,804
Other assets — noncurrent	62	54
Total available-for-sale investments	$20,900	$23,745
Cash and cash equivalents in the table above excludes cash of $433 million and $370 million as of March 31, 2013, and December 31, 2012, respectively.
The fair values of available-for-sale interest-bearing security investments by contractual maturity, except for mortgage- and asset- backed securities that do not have a single maturity date, were as follows (in millions):

Contractual maturity	March 31, 2013	December 31, 2012
Maturing in one year or less	$3,916	$7,175
Maturing after one year through three years	4,926	5,014
Maturing after three years through five years	6,919	6,286
Maturing after five years through ten years	1,763	1,620
Mortgage- and asset-backed securities	3,314	3,596
Total interest-bearing securities	$20,838	$23,691
For the three months ended March 31, 2013 and 2012, realized gains totaled $85 million and $67 million, respectively, and realized losses totaled $18 million and $19 million, respectively. The cost of securities sold is based on the specific identification method.
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
We review our available-for-sale investments for other-than-temporary declines in fair value below our cost basis each quarter and whenever events or changes in circumstances indicate that the cost basis of an asset may not be recoverable. This evaluation is based on a number of factors, including the length of time and the extent to which the fair value has been below our cost basis and adverse conditions related specifically to the security, including any changes to the credit rating of the security. As of March 31, 2013, and December 31, 2012, we believe the cost bases for our available-for-sale investments were recoverable in all material respects.
6. Inventories
Inventories consisted of the following (in millions):

	March 31, 2013	December 31, 2012
Raw materials	$215	$192
Work in process	1,646	1,723
Finished goods	876	829
Total inventories	$2,737	$2,744

7. Financing arrangements
The carrying values and the fixed contractual coupon rates of our long-term borrowings were as follows (in millions):

	March 31, 2013	December 31, 2012
0.375% convertible notes due 2013 (0.375% 2013 Convertible Notes)	$—	$2,488
1.875% notes due 2014 (1.875% 2014 Notes)	1,000	1,000
4.85% notes due 2014 (4.85% 2014 Notes)	1,000	1,000
2.30% notes due 2016 (2.30% 2016 Notes)	749	749
2.50% notes due 2016 (2.50% 2016 Notes)	999	999
2.125% notes due 2017 (2.125% 2017 Notes)	1,248	1,248
5.85% notes due 2017 (5.85% 2017 Notes)	1,099	1,099
6.15% notes due 2018 (6.15% 2018 Notes)	499	499
4.375% euro-denominated notes due 2018 (4.375% 2018 euro Notes)	708	723
5.70% notes due 2019 (5.70% 2019 Notes)	999	999
2.125% euro-denominated notes due 2019 (2.125% 2019 euro Notes)	868	887
4.50% notes due 2020 (4.50% 2020 Notes)	300	300
3.45% notes due 2020 (3.45% 2020 Notes)	897	897
4.10% notes due 2021 (4.10% 2021 Notes)	998	998
3.875% notes due 2021 (3.875% 2021 Notes)	1,745	1,745
3.625% notes due 2022 (3.625% 2022 Notes)	747	747
5.50% pound-sterling-denominated notes due 2026 (5.50% 2026 pound sterling Notes)	715	763
4.00% pound-sterling-denominated notes due 2029 (4.00% 2029 pound sterling Notes)	1,047	1,117
6.375% notes due 2037 (6.375% 2037 Notes)	899	899
6.90% notes due 2038 (6.90% 2038 Notes)	499	499
6.40% notes due 2039 (6.40% 2039 Notes)	996	996
5.75% notes due 2040 (5.75% 2040 Notes)	697	697
4.95% notes due 2041 (4.95% 2041 Notes)	595	595
5.15% notes due 2041 (5.15% 2041 Notes)	2,232	2,232
5.65% notes due 2042 (5.65% 2042 Notes)	1,244	1,244
5.375% notes due 2043 (5.375% 2043 Notes)	1,000	1,000
Other notes	112	109
Total debt	23,892	26,529
Less current portion	(7)	(2,495)
Total noncurrent debt	$23,885	$24,034

Convertible notes

In February 2013, our 0.375% 2013 Convertible Notes matured/converted, and accordingly, the $2.5 billion principal amount was settled in cash. We also elected to pay the note holders who converted their notes $99 million of cash for the conversion value that exceeded the principal amount of the notes, as allowed under the original terms of the notes. As a result of this conversion, we received $99 million of cash from the counterparty to the related convertible note hedge to offset the corresponding payment to the convertible note holders. In addition, on May 1, 2013, warrants to acquire 32 million shares of our common stock at an exercise price of $104.80 originally sold in connection with the issuance of the 0.375% 2013 Convertible Notes were exercised resulting in a net cash settlement of $100 million.

8. Stockholders’ equity
Stock repurchase program
Activity under our stock repurchase program was as follows (in millions):

	2013		2012
	Shares	Dollars	Shares	Dollars
First quarter	9.1	$771	21.0	$1,429
As of March 31, 2013, $1.6 billion remained available under our Board of Directors-approved stock repurchase program.
Dividends
On December 13, 2012, the Board of Directors declared a quarterly cash dividend of $0.47 per share of common stock, which was paid on March 7, 2013. On March 6, 2013, the Board of Directors declared a quarterly cash dividend of $0.47 per share of common stock, which will be paid on June 7, 2013, to all stockholders of record as of the close of business on May 16, 2013.
Accumulated other comprehensive income
The components of AOCI were as follows (in millions):

	Foreign currency translation	Cash flow hedges	Available-for-sale securities	Other	AOCI
Balance as of December 31, 2012	$12	$(35)	$183	$(14)	$146
Foreign currency translation adjustments	(36)	—	—	—	(36)
Unrealized (losses) gains	—	(25)	(32)	1	(56)
Reclassification adjustments to income	—	144	(67)	—	77
Income taxes	13	(44)	37	—	6
Balance as of March 31, 2013	$(11)	$40	$121	$(13)	$137
The reclassifications out of AOCI to Net income were as follows (in millions):

Amount reclassified out of AOCI
	Three months ended	Line item affected in the
Components of AOCI	March 31, 2013	Statement of Income
Cash flow hedges:
Foreign currency contract losses	$(4)	Product sales
Cross-currency swap contract losses	(140)	Interest and other income, net
	(144)	Total before income tax
	53	Income tax (expense)/benefit
	$(91)	Net of income taxes
Available-for-sale securities:
Net realized gains	$67	Interest and other income, net
	(25)	Income tax (expense)/benefit
	$42	Net of income taxes

9. Fair value measurement
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
The fair value of each major class of the Company’s financial assets and liabilities measured at fair value on a recurring basis was as follows (in millions):

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Fair value measurement
as of March 31, 2013, using:				Total
Assets:
Available-for-sale investments:
U.S. Treasury securities	$2,707	$—	$—	$2,707
Other government-related debt securities:
U.S.	—	1,019	—	1,019
Foreign and other	—	1,466	—	1,466
Corporate debt securities:
Financial	—	3,977	—	3,977
Industrial	—	4,457	—	4,457
Other	—	479	—	479
Residential mortgage-backed securities	—	1,817	—	1,817
Other mortgage- and asset-backed securities	—	1,497	—	1,497
Money market mutual funds	1,742	—	—	1,742
Other short-term interest-bearing securities	—	1,677	—	1,677
Equity securities	62	—	—	62
Derivatives:
Foreign currency contracts	—	108	—	108
Cross-currency swap contracts	—	8	—	8
Interest rate swap contracts	—	22	—	22
Total assets	$4,511	$16,527	$—	$21,038
Liabilities:
Derivatives:
Foreign currency contracts	$—	$21	$—	$21
Cross-currency swap contracts	—	72	—	72
Contingent consideration obligations in connection with a business combination	—	—	222	222
Total liabilities	$—	$93	$222	$315

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Fair value measurement
as of December 31, 2012, using:				Total
Assets:
Available-for-sale investments:
U.S. Treasury securities	$4,458	$—	$—	$4,458
Other government-related debt securities:
U.S.	—	1,030	—	1,030
Foreign and other	—	1,608	—	1,608
Corporate debt securities:
Financial	—	3,361	—	3,361
Industrial	—	4,380	—	4,380
Other	—	452	—	452
Residential mortgage-backed securities	—	1,829	—	1,829
Other mortgage- and asset-backed securities	—	1,767	—	1,767
Money market mutual funds	2,620	—	—	2,620
Other short-term interest-bearing securities	—	2,186	—	2,186
Equity securities	54	—	—	54
Derivatives:
Foreign currency contracts	—	46	—	46
Cross-currency swap contracts	—	65	—	65
Total assets	$7,132	$16,724	$—	$23,856
Liabilities:
Derivatives:
Foreign currency contracts	$—	$59	$—	$59
Cross-currency swap contracts	—	6	—	6
Contingent consideration obligations in connection with a business combination	—	—	221	221
Total liabilities	$—	$65	$221	$286
The fair values of our U.S. Treasury securities, money market mutual funds and equity securities are based on quoted market prices in active markets with no valuation adjustment.
Most of our other government-related and corporate debt securities are investment grade with maturity dates of five years or less from the balance sheet date. Our other government-related debt securities portfolio is composed of securities with weighted-average credit ratings of A+ by Standard & Poor's (S&P) or Fitch, Inc. (Fitch) and AA- or equivalent by Moody's Investors Service, Inc. (Moody's); and our corporate debt securities portfolio has a weighted-average credit rating of A- or equivalent by S&P, Moody's or Fitch. We estimate the fair values of these securities by taking into consideration valuations obtained from third-party pricing services. The pricing services utilize industry standard valuation models, including both income- and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities; issuer credit spreads; benchmark securities; and other observable inputs.
Our residential mortgage-, other mortgage- and asset-backed securities portfolio is composed entirely of senior tranches, with credit ratings of AA+ by S&P and AAA or equivalent by Moody's or Fitch. We estimate the fair values of these securities by taking into consideration valuations obtained from third-party pricing services. The pricing services utilize industry standard valuation models, including both income- and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities; issuer credit spreads; benchmark securities; prepayment/default projections based on historical data; and other observable inputs.
We value our other short-term interest-bearing securities at amortized cost, which approximates fair value given their near term maturity dates.
Substantially all of our foreign currency forward and option derivatives contracts have maturities of three years or less and all are with counterparties that have minimum credit ratings of A- or equivalent by S&P, Moody’s or Fitch. We estimate the fair values of these contracts by taking into consideration valuations obtained from a third-party valuation service that utilizes an income-based industry standard valuation model for which all significant inputs are observable, either directly or indirectly. These inputs include foreign currency rates, London Interbank Offered Rates (LIBOR) cash and swap rates and obligor credit default swap rates. In addition, inputs for our foreign currency option contracts also include implied volatility measures. These inputs, where applicable, are at commonly quoted intervals. See Note 10, Derivative instruments.
Our cross-currency swap contracts are with counterparties that have minimum credit ratings of A- or equivalent by S&P, Moody’s or Fitch. We estimate the fair values of these contracts by taking into consideration valuations obtained from a third-party valuation service that utilizes an income-based industry standard valuation model for which all significant inputs are observable either directly or indirectly. These inputs include foreign currency exchange rates, LIBOR, swap rates, obligor credit default swap rates and cross-currency basis swap spreads. See Note 10, Derivative instruments.
Our interest rate swap contracts are with counterparties that have minimum credit ratings of A- or equivalent by S&P, Moody’s or Fitch. We estimated the fair values of these contracts by using an income-based industry standard valuation model for which all significant inputs were observable either directly or indirectly. These inputs included LIBOR, swap rates and obligor credit default swap rates.
As a result of our acquisition of BioVex Group, Inc. in March 2011, we are obligated to pay its former shareholders up to $575 million of additional consideration contingent upon achieving up to eight separate regulatory and sales-related milestones with regard to talimogene laherparepvec, which was acquired in the acquisition and is currently in phase 3 clinical development for the treatment of melanoma. The three largest of these potential payments are $125 million each, including the amount due if a Biologics License Application is filed with the U.S. Food and Drug Administration. Potential payments are also due upon the first commercial sale in each of the United States and the European Union following receipt of marketing approval which includes use of the product in specified patient populations and upon achievement of specified levels of sales within specified periods of time.
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
We revalue these contingent consideration obligations each reporting period until the related contingencies are resolved. We estimate the fair values of these obligations by using a combination of probability-adjusted discounted cash flows, option pricing techniques and a simulation model of expected annual sales. Quarterly, management in our R&D and commercial sales organizations review key assumptions used in the fair value measurements of these obligations. In the absence of any significant changes in key assumptions, the changes in fair values of these contingent consideration obligations reflect the passage of time and changes in our credit risk adjusted rate used to discount obligations to present value. During the three months ended March 31, 2013 and 2012, there were no significant changes in underlying key assumptions; and the increases in the estimated aggregate fair value of $1 million and $2 million, respectively, were recorded in Other operating expenses in the Condensed Consolidated Statements of Income.

There have been no transfers of assets or liabilities between the fair value measurement levels, and there were no material remeasurements to fair value during the three months ended March 31, 2013 and 2012, of assets and liabilities that are not measured at fair value on a recurring basis.
Summary of the fair value of other financial instruments
Cash equivalents
The estimated fair values of cash equivalents approximate their carrying values due to the short-term nature of these financial instruments.
Borrowings
We estimated the fair values of our convertible notes, while outstanding, (Level 2) by using an income-based industry standard valuation model for which all significant inputs were observable either directly or indirectly, including benchmark yields adjusted for our credit risk. The fair value of our convertible notes represented only the liability components of these instruments, because their equity components are included in Common stock and additional paid-in capital in the Condensed Consolidated Balance Sheets. We estimate the fair values of our other long-term notes (Level 2) by taking into consideration indicative prices obtained from a third-party financial institution that utilizes industry standard valuation models, including both income- and market-based approaches, for which all significant inputs are observable either directly or indirectly. These inputs include reported trades of and broker/dealer quotes on the same or similar securities; credit spreads; benchmark yields; foreign currency exchange rates, as applicable; and other observable inputs. As of March 31, 2013, and December 31, 2012, the aggregate fair values of our long-term debt were $26.9 billion and $29.9 billion, respectively, and the carrying values were $23.9 billion and $26.5 billion, respectively.
10. Derivative instruments

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
Cash flow hedges
We are exposed to possible changes in the values of certain anticipated foreign currency cash flows resulting from changes in foreign currency exchange rates, associated primarily with our euro-denominated international product sales. Increases and decreases in the cash flows associated with our international product sales due to movements in foreign currency exchange rates are offset partially by the corresponding increases and decreases in our international operating expenses resulting from these foreign currency exchange rate movements. To further reduce our exposure to foreign currency exchange rate fluctuations on our international product sales, we enter into foreign currency forward and option contracts to hedge a portion of our projected international product sales primarily over a three-year time horizon, with, at any given point in time, a higher percentage of nearer-term projected product sales being hedged than in successive periods. As of March 31, 2013, and December 31, 2012, we had open foreign currency forward contracts with notional amounts of $3.7 billion and open foreign currency option contracts with notional amounts of $139 million and $200 million, respectively. These foreign currency forward and option contracts, primarily euro based, have been designated as cash flow hedges, and accordingly, the effective portions of the unrealized gains and losses on these contracts are reported in AOCI in the Condensed Consolidated Balance Sheets and reclassified to earnings in the same periods during which the hedged transactions affect earnings.
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

The effective portion of the unrealized gain/(loss) recognized in other comprehensive income for our derivative instruments designated as cash flow hedges was as follows (in millions):

	Three months ended
	March 31,
Derivatives in cash flow hedging relationships	2013	2012
Foreign currency contracts	$100	$(87)
Cross-currency swap contracts	(125)	8
Total	$(25)	$(79)

The location in the Condensed Consolidated Statements of Income and the effective portion of the gain/(loss) reclassified out of AOCI into earnings for our derivative instruments designated as cash flow hedges were as follows (in millions):

		Three months ended
		March 31,
Derivatives in cash flow hedging relationships	Statements of Income location	2013	2012
Foreign currency contracts	Product sales	$(4)	$11
Cross-currency swap contracts	Interest and other income, net	(140)	13
Total		$(144)	$24
No portions of our cash flow hedge contracts are excluded from the assessment of hedge effectiveness, and the ineffective portions of these hedging instruments were approximately $1 million of gains and $1 million of losses for the three months ended March 31, 2013 and 2012, respectively. As of March 31, 2013, the amounts expected to be reclassified out of AOCI into earnings over the next 12 months are approximately $25 million of net gains on our foreign currency and cross-currency swap contracts and approximately $1 million of losses on forward interest rate contracts.
Fair value hedges
To achieve a desired mix of fixed and floating interest rates on our long-term debt, we entered into interest rate swap contracts, which qualified and were designated as fair value hedges. The terms of these interest rate swap contracts corresponded to the related hedged debt instruments and effectively converted a fixed interest rate coupon to a floating LIBOR-based coupon over the lives of the respective notes. During the three months ended March 31, 2012, we had outstanding interest rate swap contracts with aggregate notional amounts of $3.6 billion with respect to our 4.85% 2014 Notes, 5.85% 2017 Notes, 6.15% 2018 Notes and 5.70% 2019 Notes with rates that ranged from LIBOR plus 0.3% to LIBOR plus 2.6%. Due to historically low interest rates, during the three months ended June 30, 2012, we terminated all of these interest rate swap contracts. During the three months ended March 31, 2013, we entered into interest rate swap contracts with an aggregate notional amount of $2.5 billion with respect to our 3.875% 2021 Notes and our 3.625% 2022 Notes with rates that range from three-month LIBOR plus 1.6% to three-month LIBOR plus 2.0%.
For derivative instruments that are designated and qualify as fair value hedges, the unrealized gain or loss on the derivative resulting from the change in fair value during the period as well as the offsetting unrealized loss or gain of the hedged item resulting from the change in fair value during the period attributable to the hedged risk is recognized in current earnings. For the three months ended March 31, 2013 and 2012, we included the unrealized losses on the hedged debt of $22 million and the unrealized gains on the hedged debt of $18 million, respectively, in the same line item, Interest expense, net, in the Condensed Consolidated Statements of Income, as the offsetting unrealized gains of $22 million and the unrealized losses of $18 million, respectively, on the related interest rate swap agreements.
Derivatives not designated as hedges
We enter into foreign currency forward contracts that are not designated as hedging transactions to reduce our exposure to foreign currency fluctuations of certain assets and liabilities denominated in foreign currencies. These exposures are hedged on a month-to-month basis. As of March 31, 2013, and December 31, 2012, the total notional amounts of these foreign currency forward contracts were $655 million and $629 million, respectively.

The location in the Condensed Consolidated Statements of Income and the amount of gain/(loss) recognized in earnings for our derivative instruments not designated as hedging instruments were as follows (in millions):

		Three months ended
		March 31,
Derivatives not designated as hedging instruments	Statements of Income location	2013	2012
Foreign currency contracts	Interest and other income, net	$(16)	$(10)

The fair values of derivatives included in the Condensed Consolidated Balance Sheets were as follows (in millions):

	Derivative assets		Derivative liabilities
March 31, 2013	Balance Sheet location	Fair value	Balance Sheet location	Fair value
Derivatives designated as hedging instruments:
Cross-currency swap contracts	Other current assets/ Other noncurrent assets	$8	Accrued liabilities/ Other noncurrent liabilities	$72
Foreign currency contracts	Other current assets/ Other noncurrent assets	107	Accrued liabilities/ Other noncurrent liabilities	21
Interest rate swap contracts	Other current assets/ Other noncurrent assets	22	Accrued liabilities/ Other noncurrent liabilities	—
Total derivatives designated as hedging instruments		137		93
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	1	Accrued liabilities	—
Total derivatives not designated as hedging instruments		1		—
Total derivatives		$138		$93

	Derivative assets		Derivative liabilities
December 31, 2012	Balance Sheet location	Fair value	Balance Sheet location	Fair value
Derivatives designated as hedging instruments:
Cross-currency swap contracts	Other current assets/ Other noncurrent assets	$65	Accrued liabilities/ Other noncurrent liabilities	$6
Foreign currency contracts	Other current assets/ Other noncurrent assets	45	Accrued liabilities/ Other noncurrent liabilities	58
Total derivatives designated as hedging instruments		110		64
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	1	Accrued liabilities	1
Total derivatives not designated as hedging instruments		1		1
Total derivatives		$111		$65
Our derivative contracts that were in liability positions as of March 31, 2013, contain certain credit-risk-related contingent provisions that would be triggered if: (i) we were to undergo a change in control and (ii) our or the surviving entity’s creditworthiness deteriorates, which is generally defined as having either a credit rating that is below investment grade or a materially weaker creditworthiness after the change in control. If these events were to occur, the counterparties would have the right, but not the obligation, to close the contracts under early-termination provisions. In such circumstances, the counterparties could request immediate settlement of these contracts for amounts that approximate the then current fair values of the contracts. In addition, our derivative contracts are not subject to any type of master netting arrangement, and amounts due to or from a counterparty under these contracts may only be offset against other amounts due to or from the same counterparty if an event of default or termination, as defined, were to occur.
The cash flow effects of our derivatives contracts for the three months ended March 31, 2013 and 2012, are included within Net cash provided by operating activities in the Condensed Consolidated Statements of Cash Flows.
11. Contingencies and commitments
Contingencies
In the ordinary course of business, we are involved in various legal proceedings and other matters, including those discussed in this Note, that are complex in nature and have outcomes that are difficult to predict. See Note 18, Contingencies and commitments to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2012, for further discussion of certain of our legal proceedings and other matters.

We record accruals for loss contingencies to the extent that we conclude that it is probable that a liability has been incurred and the amount of the related loss can be reasonably estimated. We evaluate, on a quarterly basis, developments in legal proceedings and other matters that could cause an increase or decrease in the amount of the liability that has been accrued previously.

Our legal proceedings range from cases brought by a single plaintiff to a class action with thousands of putative class members. These legal proceedings, as well as other matters, involve various aspects of our business and a variety of claims (including but not limited to marketing, pricing and trade practices and securities law), some of which present novel factual allegations and/or unique legal theories. In each of the matters described in this filing or in Note 18, Contingencies and commitments to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2012, plaintiffs seek an award of a not-yet-quantified amount of damages or an amount that is not material. In addition, a number of the matters pending against us are at very early stages of the legal process (which in complex proceedings of the sort faced by us often extend for several years). As a result, none of the matters described in these filings have progressed sufficiently through discovery and/or development of important factual information and legal issues to enable us to estimate a range of possible loss, if any, or such amounts are not material. While it is not possible to accurately predict or determine the eventual outcomes of these items, an adverse determination in one or more of these items currently pending could have a material adverse effect on our consolidated results of operations, financial position or cash flows.

Certain recent developments concerning our legal proceedings and other matters are discussed below:

State Derivative Litigation

Birch v. Sharer, et al.

Following plaintiff's voluntary motion to dismiss without prejudice this stockholder derivative lawsuit pending against Amgen and the individual defendants, on March 26, 2013, the Los Angeles Superior Court dismissed the matter without prejudice.

Purnell v. Sharer, et al.

On April 26, 2013, Amgen and the individual defendants filed a motion to dismiss this stockholder derivative lawsuit based on demand futility or, in the alternative, a motion to stay the action. Oral argument has been set for August 15, 2013.

Other Qui Tam Actions
As previously disclosed, in October 2011 Amgen announced it had reached an agreement in principle to settle various allegations related to its sales and marketing practices arising out of several federal investigations, and on December 19, 2012, Amgen announced that it had finalized a settlement agreement with the U.S. government, 49 states and the District of Columbia related to those allegations (the 2012 Settlement). As previously disclosed, as part of those settlement discussions, Amgen was made aware that it was a defendant in several other civil qui tam actions (the Other Qui Tams) in addition to those included in the October 2011 agreement in principle. As previously disclosed, one of the Other Qui Tams was resolved by the 2012 Settlement and Amgen has been dismissed from two additional Other Qui Tams. Amgen has entered into a settlement agreement to resolve for an immaterial amount the fourth Other Qui Tam, which had been filed in the U.S. District Court for South Carolina. This matter included allegations that Amgen's market share rebate agreements with various long-term care pharmacy providers and the therapeutic interchange programs allegedly instituted by the long-term care pharmacy providers did not comply with the safe harbor requirements of the federal Anti-Kickback Statute. Amgen denied all of these allegations that were resolved by the settlement. Amgen has also reached an agreement in principle to resolve the fifth and final Other Qui Tam action, which remains under seal in the U.S. federal court in which it was filed, for an immaterial amount. This final Other Qui Tam action includes allegations that Amgen's promotional, contracting, sales and marketing activities and arrangements relating to Aranesp®, NEUPOGEN®, Neulasta®, XGEVA®, Prolia®, Vectibix® and Nplate® caused the submission of various false claims under the Federal Civil False Claims Act; until the proposed settlement becomes final, there can be no guarantee that this fifth Other Qui Tam action will be resolved by the agreement in principle.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-looking statements
This report and other documents we file with the U.S. Securities and Exchange Commission (SEC) contain forward-looking statements that are based on current expectations, estimates, forecasts and projections about us, our future performance, our business, our beliefs and our management’s assumptions. In addition, we, or others on our behalf, may make forward-looking statements in press releases or written statements, or in our communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls and conference calls. Such words as “expect,” “anticipate,” “outlook,” “could,” “target,” “project,” “intend,” “plan,” “believe,” “seek,” “estimate,” “should,” “may,” “assume,” and “continue,” as well as variations of such words and similar expressions, are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. We describe our respective risks, uncertainties and assumptions that could affect the outcome or results of operations in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. We have based our forward-looking statements on our management’s beliefs and assumptions based on information available to our management at the time the statements are made. We caution you that actual outcomes and results may differ materially from what is expressed, implied or forecast by our forward-looking statements. Reference is made in particular to forward-looking statements regarding product sales, regulatory activities, clinical trial results, reimbursement, expenses, EPS, liquidity and capital resources, trends and planned dividends and stock repurchases. Except as required under the federal securities laws and the rules and regulations of the SEC, we do not have any intention or obligation to update publicly any forward-looking statements after the distribution of this report, whether as a result of new information, future events, changes in assumptions or otherwise.
Overview
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to assist the reader in understanding Amgen’s business. MD&A is provided as a supplement to, and should be read in conjunction with, our Annual Report on Form 10-K for the year ended December 31, 2012. Our results of operations discussed in MD&A are presented in conformity with GAAP.
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
Currently, we market primarily recombinant protein therapeutics in supportive cancer care, inflammation, nephrology and bone disease. Our principal products are Neulasta® (pegfilgrastim), NEUPOGEN® (Filgrastim), Enbrel® (etanercept), XGEVA® (denosumab), Prolia® (denosumab) and our erythropoiesis-stimulating agents: Aranesp® (darbepoetin alfa) and EPOGEN® (epoetin alfa). Our product sales outside the United States consist principally of sales in Europe. For the three months ended March 31, 2013 and 2012, our principal products represented 88% and 89% of worldwide product sales, respectively. Our other marketed products include principally Sensipar®/Mimpara® (cinacalcet), Vectibix® (panitumumab) and Nplate® (romiplostim).

Significant developments
Following is a summary of selected significant developments affecting our business that have occurred since December 31, 2012. For additional developments or for a more comprehensive discussion of certain developments discussed below, see our Annual Report on Form 10-K for the year ended December 31, 2012.
Products/Pipeline
Talimogene Laherparepvec

•
On March 19, 2013, we announced top-line results from the phase 3 trial in melanoma, which evaluated the efficacy and safety of talimogene laherparepvec for the treatment of unresected stage IIIB, IIIC or IV melanoma compared to treatment with subcutaneous granulocyte-macrophage colony-stimulating factor (GM-CSF).

The study met its primary endpoint of durable response rate (DRR), defined as the rate of complete or partial response lasting continuously for at least six months. A statistically significant difference was observed in DRR: 16 percent in the talimogene laherparepvec arm versus two percent in the GM-CSF arm. The analysis of overall survival (OS), a key secondary endpoint of the study, is event driven. A pre-planned interim analysis conducted with the analysis of DRR has shown an OS trend in favor of talimogene laherparepvec as compared to GM-CSF. The primary analysis of the OS data is expected in late 2013.
AMG 416

•	In April 2013, we announced we had initiated phase 3 studies for the treatment of secondary hyperparathyroidism.
Biosimilars

•	In April 2013, we announced plans to commence a pivotal study in the second quarter for biosimilar Herceptin® (trastuzumab).
Selected financial information
The following is an overview of our results of operations for the three months ended March 31, 2013, as well as our financial condition as of March 31, 2013 (in millions, except percentages and per share data):

	Three months ended
	March 31,
	2013	2012	Change
Product sales:
U.S.	$3,172	$2,997	6%
Rest-of-the-world (ROW)	979	904	8%
Total product sales	4,151	3,901	6%
Other revenues	87	147	(41)%
Total revenues	$4,238	$4,048	5%
Operating expenses	$2,796	$2,571	9%
Operating income	$1,442	$1,477	(2)%
Net income	$1,434	$1,184	21%
Diluted EPS	$1.88	$1.48	27%
Diluted shares	764	800	(5)%
The increase in global product sales for the three months ended March 31, 2013, was driven by ENBREL, XGEVA® and Prolia®.
The decrease in other revenues for the three months ended March 31, 2013, was due to milestone payments received in 2012 from AstraZeneca and Astellas Pharma Inc.
The increase in operating expenses for the three months ended March 31, 2013, was driven primarily by R&D and Selling, general & administrative (SG&A) spending.
The increase in net income for the three months ended March 31, 2013, was due primarily to a lower effective income tax rate driven by tax benefits recognized in the quarter.

The increase in diluted EPS for the three months ended March 31, 2013, was driven primarily by an increase in net income and, to a lesser extent, by the favorable impact of our stock repurchase program, which reduced the number of shares used to compute diluted EPS.
As of March 31, 2013, our cash, cash equivalents and marketable securities totaled $21.3 billion, and total debt outstanding was $23.9 billion. Of our total cash, cash equivalents and marketable securities balances as of March 31, 2013, approximately $17.9 billion was generated from operations in foreign tax jurisdictions and is intended to be invested indefinitely outside of the United States. Under current tax laws, if these funds were repatriated for use in our U.S. operations, we would be required to pay additional U.S. federal and state income taxes at the applicable marginal tax rates.
Results of operations
Product sales
Worldwide product sales were as follows (dollar amounts in millions):

	Three months ended
	March 31,
	2013	2012	Change
Neulasta®/NEUPOGEN ®	$1,338	$1,344	—%
ENBREL	1,039	938	11%
Aranesp®	468	518	(10)%
EPOGEN®	435	446	(2)%
XGEVA®	223	153	46%
Prolia®	142	88	61%
Other products	506	414	22%
Total product sales	$4,151	$3,901	6%
Future sales of our products are influenced by a number of factors, some of which may impact sales of certain of our products more significantly than others. Such factors are discussed below and in the Overview, Item 1. Business - Marketed Products, Item 1A. Risk Factors and Item 7 – Product Sales in our Annual Report on Form 10-K for the year ended December 31, 2012.
Neulasta®/NEUPOGEN®
Total Neulasta®/NEUPOGEN® sales by geographic region were as follows (dollar amounts in millions):

	Three months ended
	March 31,
	2013	2012	Change
Neulasta®— U.S.	$827	$814	2%
Neulasta®— ROW	212	225	(6)%
Total Neulasta®	1,039	1,039	—%
NEUPOGEN®— U.S.	242	239	1%
NEUPOGEN®— ROW	57	66	(14)%
Total NEUPOGEN®	299	305	(2)%
Total Neulasta®/NEUPOGEN®	$1,338	$1,344	—%
Global Neulasta® sales for the three months ended March 31, 2013, were in line with the prior year, as an increase in the average net sales price was offset by modest unit declines.
The decrease in global NEUPOGEN® sales for the three months ended March 31, 2013, was driven by a decrease in unit demand.
Our outstanding material U.S. patents for Filgrastim (NEUPOGEN®) expire in December 2013. We expect to face competition in the United States beginning in the fourth quarter of 2013, which may have a material adverse impact over time on sales of NEUPOGEN® and, in turn, Neulasta®. Our outstanding material U.S. patent for pegfilgrastim (Neulasta®) expires in 2015.

ENBREL
Total ENBREL sales by geographic region were as follows (dollar amounts in millions):

	Three months ended
	March 31,
	2013	2012	Change
ENBREL — U.S.	$974	$878	11%
ENBREL — Canada	65	60	8%
Total ENBREL	$1,039	$938	11%
The increase in ENBREL sales for the three months ended March 31, 2013, was driven primarily by an increase in the average net sales price and a favorable change in estimated product returns accruals, offset partially by a slight unit decline and a year-over-year unfavorable change in wholesaler inventory.
Aranesp®
Total Aranesp® sales by geographic region were as follows (dollar amounts in millions):

	Three months ended
	March 31,
	2013	2012	Change
Aranesp® — U.S.	$168	$202	(17)%
Aranesp® — ROW	300	316	(5)%
Total Aranesp®	$468	$518	(10)%
The decrease in U.S. Aranesp® sales for the three months ended March 31, 2013, was driven by a decline in units.
The decrease in ROW Aranesp® sales for the three months ended March 31, 2013, was due to a decrease in the average net sales price.
Sequentially, global Aranesp® sales decreased 4% in the quarter ended March 31, 2013, compared with the quarter ended December 31, 2012, due to a decline in units. Outside the U.S., sales were in line with the prior quarter. In the U.S., segment share remained relatively stable, but overall demand declined sequentially.
EPOGEN®
Total EPOGEN® sales were as follows (dollar amounts in millions):

	Three months ended
	March 31,
	2013	2012	Change
EPOGEN® — U.S.	$435	$446	(2)%
EPOGEN® sales for the three months ended March 31, 2013, declined 2%. Sequentially, sales decreased 9% in the quarter ended March 31, 2013, compared with the quarter ended December 31, 2012, driven by a favorable change in accounting estimates in the prior quarter and, to a lesser extent, lower average net sales prices.

XGEVA® and Prolia®
Total XGEVA® and total Prolia® sales by geographic region were as follows (dollar amounts in millions):

	Three months ended
	March 31,
	2013	2012	Change
XGEVA® — U.S.	$178	$139	28%
XGEVA® — ROW	45	14	*
Total XGEVA®	223	153	46%
Prolia® — U.S.	87	54	61%
Prolia® — ROW	55	34	62%
Total Prolia®	142	88	61%
Total XGEVA®/Prolia®	$365	$241	51%
* Change in excess of 100%
The increases in global XGEVA® and Prolia® sales for the three months ended March 31, 2013 were driven by unit growth reflecting increased segment share.
Sequentially, global XGEVA® increased 4% in the quarter ended March 31, 2013, compared with the quarter ended December 31, 2012, due to unit growth. Global Prolia® sales decreased 8% during that same period due to seasonality.
Other products
Other product sales by geographic region were as follows (dollar amounts in millions):

	Three months ended
	March 31,
	2013	2012	Change
Sensipar® — U.S.	$179	$140	28%
Sensipar®/Mimpara® — ROW	85	79	8%
Vectibix® — U.S.	27	31	(13)%
Vectibix® — ROW	60	59	2%
Nplate® — U.S.	55	54	2%
Nplate® — ROW	41	36	14%
Other — ROW	59	15	*
Total other products	$506	$414	22%
Total U.S. — other products	$261	$225	16%
Total ROW — other products	245	189	30%
Total other products	$506	$414	22%
* Change in excess of 100%

Operating expenses
Operating expenses were as follows (dollar amounts in millions):

	Three months ended
	March 31,
	2013	2012	Change
Cost of sales	$744	$750	(1)%
% of product sales	17.9%	19.2%
Research and development	$878	$736	19%
% of product sales	21.2%	18.9%
Selling, general and administrative	$1,158	$1,079	7%
% of product sales	27.9%	27.7%
Other	$16	$6	*
* Change in excess of 100%
Cost of sales
Cost of sales decreased to 17.9% of product sales for the three months ended March 31, 2013, which reflects lower inventory write-offs than the prior year; changes in product mix increased cost of sales as a percentage of product sales, however, manufacturing efficiencies and higher average net sales prices offset those increases. Excluding the impact of the excise tax imposed by Puerto Rico on the gross intercompany purchase price of goods and services from our manufacturer in Puerto Rico, cost of sales would have been 15.9% and 17.1% of product sales for the three months ended March 31, 2013 and 2012, respectively.
See Note 3, Income taxes, to the condensed consolidated financial statements for further discussion of the Puerto Rico excise tax.
Research and development
The increase in R&D expenses for the three months ended March 31, 2013, was driven primarily by increased costs associated with supporting later-stage clinical programs of $105 million, including AMG 145, and increases in Discovery Research and Translational Sciences activities of $52 million. These were offset partially by reduced expenses associated with marketed product support of $15 million.
Selling, general and administrative
The increase in SG&A expenses for the three months ended March 31, 2013, was driven primarily by higher ENBREL profit share expenses of $54 million. In addition, the three months ended March 31, 2012, included a favorable change to the estimated U.S. healthcare reform federal excise fee of $42 million.
Under our ENBREL collaboration agreement, we currently pay Pfizer a percentage of annual gross profits on our ENBREL sales in the United States and Canada attributable to all approved indications for ENBREL on a scale that increases as gross profits increase; however, we maintain a majority share of ENBREL profits. For the three months ended March 31, 2013 and 2012, expenses associated with the ENBREL profit share were $378 million and $324 million, respectively. After expiration of the co-promotion term on October 31, 2013, we will be required to pay Pfizer residual royalties, which are anticipated to be significantly less than what would be owed based on the terms of the current ENBREL profit share.
Non-operating expenses/income and income taxes
Non-operating expenses/income and income taxes were as follows (dollar amounts in millions):

	Three months ended
	March 31,
	2013	2012
Interest expense, net	$263	$235
Interest and other income, net	$164	$124
(Benefit) provision for income taxes	$(91)	$182
Effective tax rate	(6.8)%	13.3%

Interest expense, net
The increase in interest expense, net for the three months ended March 31, 2013, was due primarily to a higher average debt balance.
Interest and other income, net
The increase in interest and other income, net for the three months ended March 31, 2013, was due primarily to higher net gains on sales of investments as well as higher interest income as a result of a higher average portfolio balance and higher portfolio investment returns.
Income taxes
Our effective tax rate for the three months ended March 31, 2013, was (6.8)%, compared with 13.3% for the corresponding period of the prior year. The decrease in our effective tax rate was due primarily to the federal and state tax impacts of settlement of our examination with the IRS related to years ended December 31, 2007, 2008, and 2009. The settlement resulted in a net tax benefit of approximately $185 million. In addition, the rate was further reduced by the retroactive reinstatement of the federal R&D tax credit for 2012. The retroactive extension of the federal R&D tax credit for 2012 resulted in a net tax benefit of approximately $60 million in addition to the 2013 impact of this credit. Excluding the impact of the Puerto Rico excise tax, our effective tax rates for the three months ended March 31, 2013 and 2012, would have been (0.8)% and 18.5% , respectively.
See Note 3, Income taxes, to the condensed consolidated financial statements for further discussion.
Financial condition, liquidity and capital resources
Selected financial data was as follows (in millions):

	March 31, 2013	December 31, 2012
Cash, cash equivalents and marketable securities	$21,271	$24,061
Total assets	51,640	54,298
Current portion of long-term debt	7	2,495
Long-term debt	23,885	24,034
Stockholders’ equity	19,491	19,060
The Company intends to continue to return capital to stockholders through share repurchases and the payment of cash dividends, reflecting our confidence in the future cash flows of our business. The amount we spend, the number of shares repurchased and the timing of such repurchases will vary based on a number of factors, including the stock price, the availability of financing on acceptable terms, the amount and timing of dividend payments and blackout periods in which we are restricted from repurchasing shares; and the manner of purchases may include private block purchases, tender offers and market transactions. Whether and when we declare dividends or repurchase stock, the size of any dividend and the amount of stock we repurchase could be affected by a number of additional factors. (See our Annual Report on Form 10-K for the year ended December 31, 2012, Item 1A. Risk Factors—There can be no assurance that we will continue to declare cash dividends or repurchase stock.) During the three months ended March 31, 2013, we repurchased 9.1 million shares of our common stock at an aggregate cost of $771 million at an average price of $85.03 per share. As of March 31, 2013, $1.6 billion remained available under our stock repurchase program, which is expected to cover our share repurchase activity into 2014. In December 2012, the Board of Directors declared a quarterly cash dividend of $0.47 per share of common stock, which was paid on March 7, 2013. In March 2013, the Board of Directors declared a quarterly cash dividend of $0.47 per share of common stock, which will be paid in June 2013.
In February 2013, our 0.375% 2013 Convertible Notes matured/converted, and accordingly, the $2.5 billion principal amount was settled in cash. We also elected to pay the note holders who converted their notes $99 million of cash for the excess conversion value, as allowed under the original terms of the notes, which was offset by our receipt of the same amount of cash from the counterparty to the related convertible note hedge. In addition, on May 1, 2013, warrants to acquire 32 million shares of our common stock at an exercise price of $104.80 originally sold in connection with the issuance of the 0.375% 2013 Convertible Notes were exercised resulting in a net cash settlement of $100 million. See Note 7, Financing arrangements, to the condensed consolidated financial statements for a discussion of these transactions.
We believe that existing funds, cash generated from operations and existing sources of and access to financing are adequate to satisfy our needs for working capital; capital expenditure and debt service requirements; our plans to pay dividends and repurchase stock; and other business initiatives we plan to strategically pursue, including acquisitions and licensing activities, in each case for the foreseeable future. We anticipate that our liquidity needs can be met through a variety of sources, including cash provided by operating activities, sales of marketable securities, borrowings through commercial paper and/or our syndicated credit facility and access to other domestic and foreign debt markets and equity markets. With respect to our U.S. operations, we believe that existing funds intended for use in the United States; cash generated from our U.S. operations, including intercompany payments and receipts; and existing sources of and access to financing (collectively referred to as U.S. funds) are adequate to continue to meet our U.S. obligations (including our plans to repurchase stock and pay dividends with U.S. funds) for the foreseeable future. See our Annual Report on Form 10-K for the year ended December 31, 2012, Item 1A. Risk Factors – Global economic conditions may negatively affect us and may magnify certain risks that affect our business.
A significant portion of our operating cash flows is dependent on the timing of payments from our customers located in the United States and, to a lesser extent, our customers outside the United States, which include government-owned or -supported healthcare providers (government healthcare providers). Payments from these government healthcare providers are dependent in part on the economic stability and creditworthiness of their applicable country. Historically, some payments from a number of European government healthcare providers have extended beyond the contractual terms of sale, and regional economic uncertainty continues. In particular, credit and economic conditions in Southern Europe, particularly in Spain, Italy, Greece and Portugal, continue to adversely impact the timing of collections of our trade receivables in this region. As of March 31, 2013, accounts receivable in these four countries totaled $416 million, of which $282 million was past due, with the past due receivables primarily in Italy, Spain and Portugal. Although economic conditions in this region may continue to affect the average length of time it takes to collect payments, to date we have not incurred any significant losses related to these receivables; and the timing of payments in these countries has not had nor is it currently expected to have a material adverse impact on our overall operating cash flows. However, if government funding for healthcare were to become unavailable in these countries or if significant adverse adjustments to past payment practices were to occur, we might not be able to collect the entire balance of these receivables. We will continue working closely with these customers, monitoring the economic situation and taking appropriate actions as necessary.
Certain of our financing arrangements contain non-financial covenants. In addition, our revolving credit agreement includes a financial covenant with respect to the level of our borrowings in relation to our equity, as defined. We were in compliance with all applicable covenants under these arrangements as of March 31, 2013.
Cash flows
Our cash flow activities were as follows (in millions):

	Three months ended March 31,
	2013	2012
Net cash provided by operating activities	$1,049	$972
Net cash provided by (used in) investing activities	1,809	(2,346)
Net cash used in financing activities	(3,585)	(1,365)
Operating
Cash provided by operating activities has been and is expected to continue to be our primary recurring source of funds. Cash provided by operating activities during the three months ended March 31, 2013, increased due primarily to the timing and amount of receipts from customers and payments to vendors and taxing authorities.
Investing
Cash provided by investing activities during the three months ended March 31, 2013, was due primarily to net sales of marketable securities of $2.0 billion. Cash used in investing activities during the three months ended March 31, 2012, was due primarily to net purchases of marketable securities of $1.2 billion as well as $969 million used to acquire Micromet, Inc., net of cash acquired.
Capital expenditures, which were associated primarily with manufacturing capacity expansions in Ireland and Puerto Rico, as well as other site developments, totaled $158 million and $144 million during the three months ended March 31, 2013 and 2012, respectively. We currently estimate 2013 spending on capital projects and equipment to be approximately $700 million.
Financing
Cash used in financing activities during the three months ended March 31, 2013, was due primarily to the cash settlement of the $2.5 billion principal amount of the 0.375% 2013 Convertible Notes which matured/converted, repurchases of our common stock of $832 million and the payment of dividends of $353 million.

Cash used in financing activities during the three months ended March 31, 2012, was due primarily to the repurchases of our common stock of $1.4 billion and the payment of dividends of $285 million, offset partially by the net proceeds from issuance of common stock in connection with the Company's equity award programs of $374 million.
See Note 7, Financing arrangements, and Note 8, Stockholders’ equity, to the condensed consolidated financial statements for further discussion.
Critical accounting policies
The preparation of our condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the notes to the financial statements. Some of those judgments can be subjective and complex, and therefore, actual results could differ materially from those estimates under different assumptions or conditions. A summary of our critical accounting policies is presented in Part II, Item 7, of our Annual Report on Form 10-K for the year ended December 31, 2012. There have been no material changes to our critical accounting policies during the three months ended March 31, 2013.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information about our market risk is disclosed in Part II, Item 7A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, and is incorporated herein by reference. Except as discussed below, there have been no material changes for the three months ended March 31, 2013, to the information provided in Part II, Item 7A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.
Interest rate sensitive financial instruments
During the three months ended March 31, 2013, to achieve a desired mix of fixed and floating rate debt, we entered into interest rate swap contracts with an aggregate notional amount of $2.5 billion. These derivative contracts qualify and have been designated for accounting purposes as fair value hedges and effectively convert a fixed rate interest coupon to a floating rate LIBOR-based coupon over the remaining life of the hedged notes. A hypothetical 100 basis point increase in interest rates relative to interest rates at March 31, 2013, would have resulted in a reduction in fair value of approximately $200 million on our interest rate swap contracts on this date and would not result in a material effect on the related income or cash flows in the ensuing year.

Item 4.	CONTROLS AND PROCEDURES
We maintain “disclosure controls and procedures,” as such term is defined under Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in Amgen’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to Amgen’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, Amgen’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and, in reaching a reasonable level of assurance, Amgen’s management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation under the supervision and with the participation of our management, including Amgen’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Amgen’s disclosure controls and procedures. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2013.
Management determined that, as of March 31, 2013, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS
See Note 11, Contingencies and commitments, to the condensed consolidated financial statements for discussions that are limited to certain recent developments concerning our legal proceedings. These discussions should be read in conjunction with Note 18, Contingencies and commitments, to our consolidated financial statements in Part IV of our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 1A.	RISK FACTORS
This report and other documents we file with the SEC contain forward-looking statements that are based on current expectations, estimates, forecasts and projections about us, our future performance, our business, our beliefs and our management’s assumptions. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. You should carefully consider the risks and uncertainties facing our business. We have described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, the primary risks related to our business and periodically update those risks for material developments. These risks are not the only ones facing us. Our business is also subject to the risks that affect many other companies, such as employment relations, general economic conditions, geopolitical events and international operations. Further, additional risks not currently known to us or that we currently believe are immaterial may in the future materially and adversely affect our business, operations, liquidity and stock price.
There are no material updates from the risk factors previously disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the three months ended March 31, 2013, we had one outstanding stock repurchase program. Our repurchase activity for the three months ended March 31, 2013, was as follows:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Maximum dollar value that may yet be purchased under the program(1)
January 1 - January 31	5,261,500	$85.30	5,261,500	$1,882,491,021
February 1 - February 28	3,811,000	84.66	3,811,000	1,559,838,541
March 1 - March 31	—		—	1,559,838,541
	9,072,500	85.03	9,072,500

(1)	On December 13, 2012, our Board of Directors authorized the repurchase of an additional $2 billion of our common stock.

Item 6.	EXHIBITS
Reference is made to the Index to Exhibits included herein.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Amgen Inc.
(Registrant)

Date:	May 3, 2013	By:	/s/ Jonathan M. Peacock
Jonathan M. Peacock
Executive Vice President and Chief Financial Officer

AMGEN INC.

INDEX TO EXHIBITS

Exhibit No.	Description
3.1*	Restated Certificate of Incorporation of Amgen Inc. (As Restated March 6, 2013).

3.2	Amended and Restated Bylaws of Amgen Inc. (As Amended and Restated March 6, 2013). (Filed as an exhibit to Form 8-K filed on March 6, 2013 and incorporated herein by reference.)

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

4.8
Officers' Certificate, dated November 18, 2004, including forms of the 4.00% Senior Notes due 2009 and 4.85% Senior Notes due 2014. (Filed as an exhibit to Form 8-K on November 19, 2004 and incorporated herein by reference.)

4.9
Indenture, dated as of February 17, 2006 and First Supplemental Indenture, dated as of June 8, 2006 (including form of 0.375% Convertible Senior Note due 2013). (Filed as exhibit to Form 10-Q for the quarter ended June 30, 2006 on August 9, 2006 and incorporated herein by reference.)

4.10
Corporate Commercial Paper - Master Note between and among Amgen Inc., as Issuer, Cede & Co., as Nominee of The Depository Trust Company, and Citibank, N.A., as Paying Agent. (Filed as an exhibit to Form 10-Q for the quarter ended March 31, 1998 on May 13, 1998 and incorporated herein by reference.)

4.11
Officers' Certificate of Amgen Inc., dated as of May 30, 2007, including forms of the Company's Senior Floating Rate Notes due 2008, 5.85% Senior Notes due 2017 and 6.375% Senior Notes due 2037. (Filed as an exhibit to Form 8-K on May 30, 2007 and incorporated herein by reference.)

4.12
Officers' Certificate of Amgen Inc., dated as of May 23, 2008, including forms of the Company's 6.15% Senior Notes due 2018 and 6.90% Senior Notes due 2038. (Filed as exhibit to Form 8-K on May 23, 2009 and incorporated herein by reference.)

4.13
Officers' Certificate of Amgen Inc., dated as of January 16, 2009, including forms of the Company's 5.70% Senior Notes due 2019 and 6.40% Senior Notes due 2039. (Filed as exhibit to Form 8-K on January 16, 2009 and incorporated herein by reference.)

4.14
Officers' Certificate of Amgen Inc., dated as of March 12, 2010, including forms of the Company's 4.50% Senior Notes due 2020 and 5.75% Senior Notes due 2040. (Filed as exhibit to Form 8-K on March 15, 2010 and incorporated herein by reference.)

4.15
Officers' Certificate of Amgen Inc., dated as of September 16, 2010, including forms of the Company's 3.45% Senior Notes due 2020 and 4.95% Senior Notes due 2041. (Filed as an exhibit to Form 8-K on September 17, 2010 and incorporated herein by reference.)

4.16
Officers' Certificate of Amgen Inc., dated as of June 30, 2011, including forms of the Company's 2.30% Senior Notes due 2016, 4.10% Senior Notes due 2021 and 5.65% Senior Notes due 2042. (Filed as an exhibit to Form 8-K on June 30, 2011 and incorporated herein by reference.)

Exhibit No.	Description
4.17
Officers' Certificate of Amgen Inc., dated as of November 10, 2011, including forms of the Company's 1.875% Senior Notes due 2014, 2.50% Senior Notes due 2016, 3.875% Senior Notes due 2021 and 5.15% Senior Notes due 2041. (Filed as an exhibit to Form 8-K on November 10, 2011 and incorporated herein by reference.)

4.18
Officers' Certificate of Amgen Inc., dated as of December 5, 2011, including forms of the Company's 4.375% Senior Notes due 2018 and 5.50% Senior Notes due 2026. (Filed as an exhibit to Form 8-K on December 5, 2011 and incorporated herein by reference.)

4.19
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

10.1+	Amgen Inc. 2009 Equity Incentive Plan. (Filed as Appendix A to the Definitive Proxy Statement on Schedule 14A on March 26, 2009 and incorporated herein by reference.)

10.2+*	Form of Stock Option Agreement for the Amgen Inc. 2009 Equity Incentive Plan. (As Amended on March 6, 2013.)

10.3+*	Form of Restricted Stock Unit Agreement for the Amgen Inc. 2009 Equity Incentive Plan. (As Amended on March 6, 2013.)

10.4+*	Amgen Inc. 2009 Performance Award Program. (As Amended on March 6, 2013.)

10.5+*	Form of Performance Unit Agreement for the Amgen Inc. 2009 Performance Award Program. (As Amended on March 6, 2013.)

10.6+*	Amgen Inc. 2009 Director Equity Incentive Program. (As Amended on March 6, 2013.)

10.7+	Form of Grant of Non-Qualified Stock Option Agreement for the Amgen Inc. 2009 Director Equity Incentive Program. (Filed as an exhibit to Form 8-K on May 8, 2009 and incorporated herein by reference.)

10.8+*	Form of Restricted Stock Unit Agreement for the Amgen Inc. 2009 Director Equity Incentive Program. (As Amended on March 6, 2013.)

10.9+
Amgen Inc. Supplemental Retirement Plan. (As Amended and Restated effective January 1, 2009.) (Filed as an exhibit to Form 10-Q for the quarter ended September 30, 2008 on November 7, 2008 and incorporated herein by reference.)

10.10+
First Amendment to the Amgen Inc. Supplemental Retirement Plan, effective April 11, 2011. (Filed as an exhibit to Form 10-Q for the quarter ended June 30, 2011 on August 8, 2011 and incorporated herein by reference.)

10.11+
Second Amendment to the Amgen Inc. Supplemental Retirement Plan, effective October 12, 2011. (Filed as an exhibit to Form 10-K for the year ended December 31, 2011 on February 29, 2012 and incorporated herein by reference.)

10.12+
Third Amendment to the Amgen Inc. Supplemental Retirement Plan, effective January 1, 2012. (Filed as an exhibit to Form 10-K for the year ended December 31, 2011 on February 29, 2012 and incorporated herein by reference.)

10.13+
Fourth Amendment to the Amgen Inc. Supplemental Retirement Plan, effective June 18, 2012. (Filed as an exhibit to Form 10-Q for the quarter ended June 30, 2012 on August 8, 2012 and incorporated herein by reference.)

10.14+
Fifth Amendment to the Amgen Inc. Supplemental Retirement Plan, effective August 27, 2012. (Filed as an exhibit to Form 10-Q for the quarter ended September 30, 2012 on November 6, 2012 and incorporated herein by reference.)

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
10.17+
First Amendment to the Amgen Inc. Executive Incentive Plan, effective December 13, 2012. (Filed as an exhibit to Form 10-K for the year ended December 31, 2012 on February 27, 2013 and incorporated herein by reference.)

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

10.27+	Grant Agreement, dated December 3, 2012, between Amgen Inc. and Reed College. (Filed as an exhibit to Form 8-K on December 7, 2012 and incorporated herein by reference.)

10.28+*	Consulting Services Agreement, entered into as of January 25, 2013, by and between Amgen Inc. and Fabrizio Bonanni.

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

10.34
Amendment No. 4 dated October 16, 1986 (effective July 1, 1986), Amendment No. 5 dated December 6, 1986 (effective July 1, 1986), Amendment No. 6 dated June 1, 1987, Amendment No. 7 dated July 17, 1987 (effective April 1, 1987), Amendment No. 8 dated May 28, 1993 (effective November 13, 1990), Amendment No. 9 dated December 9, 1994 (effective June 14, 1994), Amendment No. 10 effective March 1, 1996, and Amendment No. 11 effective March 20, 2000 to the Shareholders' Agreement, dated May 11, 1984. (Filed as exhibits to Form 10-K for the year ended December 31, 2000 on March 7, 2001 and incorporated herein by reference.)

Exhibit No.	Description
10.35	Amendment No. 12 to the Shareholders' Agreement, dated January 31, 2001. (Filed as an exhibit to Form 10-Q for the quarter ended June 30, 2005 on August 8, 2005 and incorporated herein by reference.)

10.36
Amendment No. 13 to the Shareholders' Agreement, dated June 28, 2007 (portions of the exhibit have been omitted pursuant to a request for confidential treatment). (Filed as an exhibit to Form 10-Q for the quarter ended June 30, 2007 on August 9, 2007 and incorporated herein by reference.)

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

10.42
Amended and Restated Promotion Agreement, dated as of December 16, 2001, by and among Immunex Corporation, American Home Products Corporation and Amgen Inc. (portions of the exhibit have been omitted pursuant to a request for confidential treatment). (Filed as an exhibit to Amendment No. 1 to Form S-4 Registration Statement on March 22, 2002 and incorporated herein by reference.)

10.43
Description of Amendment No. 1 to Amended and Restated Promotion Agreement, effective as of July 8, 2003, among Wyeth, Amgen Inc. and Immunex Corporation (portions of the exhibit have been omitted pursuant to a request for confidential treatment). (Filed as an exhibit to Form 10-K for the year ended December 31, 2003 on March 11, 2004 and incorporated herein by reference.)

10.44
Description of Amendment No. 2 to Amended and Restated Promotion Agreement, effective as of April 20, 2004, by and among Wyeth, Amgen Inc. and Immunex Corporation. (Filed as an exhibit to Amendment No. 1 to Form S-4 Registration Statement on June 29, 2004 and incorporated herein by reference.)

10.45
Amendment No. 3 to Amended and Restated Promotion Agreement, effective as of January 1, 2005, by and among Wyeth, Amgen Inc. and Immunex Corporation (portions of the exhibit have been omitted pursuant to a request for confidential treatment). (Filed as an exhibit to Form 10-Q for the quarter ended March 31, 2005 on May 4, 2005 and incorporated herein by reference.)

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

Exhibit No.	Description
10.49
Collaboration and License Agreement between Amgen Inc. and Celltech R&D Limited dated May 10, 2002 (portions of the exhibit have been omitted pursuant to a request for confidential treatment) and Amendment No. 1, effective as of June 9, 2003, to Collaboration and License Agreement between Amgen Inc. and Celltech R&D Limited (portions of the exhibit have been omitted pursuant to a request for confidential treatment). (Filed as an exhibit to Form 10-K for the year ended December 31, 2012 on February 27, 2013 and incorporated herein by reference.)

10.50
Integrated Facilities Management Services Agreement, dated February 4, 2009, between Amgen Inc. and Jones Lang LaSalle Americas, Inc. (portions of the exhibit have been omitted pursuant to a request for confidential treatment) (Previously filed as an exhibit to Form 10-K for the year ended December 31, 2008 on February 27, 2009.), as amended by Amendment Number 1 dated March 31, 2010 (portions of the exhibit have been omitted pursuant to a request for confidential treatment), Amendment Number 2 dated May 12, 2011 (as corrected by the Letter Agreement) (portions of the exhibit have been omitted pursuant to a request for confidential treatment), and Letter Agreement dated July 19, 2011. (Filed as an exhibit to Form 10-Q for the quarter ended June 30, 2011 on August 8, 2011 and incorporated herein by reference.)

10.51
Amendment Number 3, dated July 1, 2011, to the Integrated Facilities Management Services Agreement, dated February 4, 2009, between Amgen Inc. and Jones Lang LaSalle Americas, Inc. (Filed as an exhibit to Form 10-Q for the quarter ended September 30, 2011 on November 4, 2011 and incorporated herein by reference.)

10.52*	Amendment Number 4, dated March 20, 2013, to the Integrated Facilities Management Services Agreement, dated February 4, 2009, between Amgen Inc. and Jones Lang LaSalle Americas, Inc.

10.53
Collaboration Agreement dated July 27, 2009 between Amgen Inc. and Glaxo Group Limited, a wholly owned subsidiary of GlaxoSmithKline plc (portions of the exhibit have been omitted pursuant to a request for confidential treatment). (Filed as an exhibit to Form 10-Q for the quarter ended September 30, 2009 on November 6, 2009 and incorporated herein by reference.)

10.54
Amendment Number 1, dated as of January 24, 2012, to Collaboration Agreement dated July 27, 2009 between Amgen Inc. and Glaxo Group Limited, a wholly owned subsidiary of GlaxoSmithKline plc. (Filed as an exhibit to Form 10-K for the year ended December 31, 2012 on February 27, 2013 and incorporated herein by reference.)

10.55
Expansion Agreement dated July 27, 2009 between Amgen Inc. and Glaxo Group Limited, a wholly owned subsidiary of GlaxoSmithKline plc (portions of the exhibit have been omitted pursuant to a request for confidential treatment). (Filed as an exhibit to Form 10-Q for the quarter ended September 30, 2009 on November 6, 2009 and incorporated herein by reference.)

10.56
Amendment Number 1, dated September 20, 2010, to Expansion Agreement dated July 27, 2009 between Amgen Inc. and Glaxo Group Limited, a wholly owned subsidiary of GlaxoSmithKline plc (portions of the exhibit have been omitted pursuant to a request for confidential treatment). (Filed as an exhibit to Form 10-Q for the quarter ended September 30, 2010 on November 8, 2010 and incorporated herein by reference.)

10.57
Amendment Number 2, dated as of January 24, 2012, to Expansion Agreement dated July 27, 2009 between Amgen Inc. and Glaxo Group Limited, a wholly owned subsidiary of GlaxoSmithKline plc. (Filed as an exhibit to Form 10-K for the year ended December 31, 2012 on February 27, 2013 and incorporated herein by reference.)

10.58
Sourcing and Supply Agreement, dated November 15, 2011, by and between Amgen USA Inc, a wholly owned subsidiary of Amgen Inc., and DaVita Inc. (portions of the exhibit have been omitted pursuant to a request for confidential treatment). (Filed as an exhibit to Form 10-K for the year ended December 31, 2011 on February 29, 2012 and incorporated herein by reference.)

10.59
Amendment Number 1 to Sourcing and Supply Agreement, effective as of January 1, 2013, by and between Amgen USA Inc., a wholly owned subsidiary of Amgen Inc., and DaVita Healthcare Partners Inc. f/k/a DaVita Inc. (portions of the exhibit have been omitted pursuant to a request for confidential treatment). (Filed as an exhibit to Form 10-K for the year ended December 31, 2012 on February 27, 2013 and incorporated herein by reference.)

10.60
Collaboration Agreement dated March 30, 2012 by and between Amgen Inc. and AstraZeneca Collaboration Ventures, LLC, a wholly owned subsidiary of AstraZeneca Pharmaceuticals LP (portions of the exhibit have been omitted pursuant to a request for confidential treatment). (Filed as an exhibit to Form 10-Q for the quarter ended March 31, 2012 on May 8, 2012 and incorporated herein by reference.)

31*	Rule 13a-14(a) Certifications.

32**	Section 1350 Certifications.

101.INS*	XBRL Instance Document.

Exhibit No.	Description
101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
____________________________
(* = filed herewith)
(** = furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended)
(+ = management contract or compensatory plan or arrangement)