Form 10-K/A
period 2012-12-31
AMGEN INC
filed 2013-07-31
CIK 318154

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Amendment No. 1

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

748,430,018

(Number of shares of common stock outstanding as of February 19, 2013)

EXPLANATORY NOTE

Amgen Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to amend the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (the “Form 10-K”), as originally filed with the Securities and Exchange Commission (the “Commission”) on February 27, 2013 (the “Original Filing Date”). This Amendment No. 1 is being filed solely to amend Exhibit 10.54 (the “Exhibit”) originally filed with the Form 10-K. The Company had sought confidential treatment under Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), for portions of the Exhibit and, following correspondence and conversations with the Staff of the Commission’s Division of Corporate Finance, is re-filing the Exhibit with less information redacted. The Exhibit filed herewith supersedes in its entirety the Exhibit originally filed with the Form 10-K. This Amendment No. 1 also contains revisions to certain notations in the Form 10-K exhibit index regarding confidential treatment.

Except for the revised Exhibit, this Amendment No. 1 does not amend any other information set forth in the Form 10-K. This Amendment No. 1 speaks as of the Original Filing Date, does not reflect any events that may have occurred subsequent to the Original Filing Date, and does not modify or update in any way any disclosures made in the Form 10-K. Additionally, in connection with the filing of this Amendment No. 1, the Company is including new certifications of the Company’s chief executive officer and chief financial officer pursuant to Rule 13a-14(a) of the Exchange Act. The Company is not including certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) as no financial statements are being filed with this Amendment No. 1.

Item 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Reference is made to the Index to Exhibits included herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMGEN INC.

(Registrant)

Date: July 31, 2013	By:	/S/ JONATHAN M. PEACOCK

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

3.5**	Certificate of Change of Location of Registered Office and of Registered Agent of Amgen Inc. (As Changed January 2, 2009).

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

10.1+	Amgen Inc. 2009 Equity Incentive Plan. (Filed as Appendix A to the Definitive Proxy Statement on Schedule 14A on March 26, 2009 and incorporated herein by reference.)

10.2+	Form of Stock Option Agreement for the Amgen Inc. 2009 Equity Incentive Plan. (As Amended on October 10, 2012.) (Filed as an exhibit to Form 10-Q for the quarter ended September 30, 2012 on November 6, 2012 and incorporated herein by reference.)

10.3+	Form of Restricted Stock Unit Agreement for the Amgen Inc. 2009 Equity Incentive Plan. (As Amended on October 10, 2012.) (Filed as an exhibit to Form 10-Q for the quarter ended September 30, 2012 on November 6, 2012 and incorporated herein by reference.)

10.4+**	Amgen Inc. 2009 Performance Award Program. (As Amended on December 13, 2012.)

10.5+	Form of Performance Unit Agreement for the Amgen Inc. 2009 Performance Award Program. (As Amended on March 14, 2012.) (Filed as an exhibit to Form 10-Q for the quarter ended March 31, 2012 on May 8, 2012 and incorporated herein by reference.)

10.6+**	Amgen Inc. 2009 Director Equity Incentive Program. (As Amended and Restated on December 13, 2012.)

10.7+	Form of Grant of Non-Qualified Stock Option Agreement for the Amgen Inc. 2009 Director Equity Incentive Program. (Filed as an exhibit to Form 8-K on May 8, 2009 and incorporated herein by reference.)

10.8+**	Form of Restricted Stock Unit Agreement for the Amgen Inc. 2009 Director Equity Incentive Program. (As Amended and Restated on December 13, 2012.)

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

10.17+**	First Amendment to the Amgen Inc. Executive Incentive Plan, effective December 13, 2012.

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

10.36

Amendment No. 13 to the Shareholders’ Agreement, dated June 28, 2007 (portions of the exhibit have been omitted pursuant to a request for confidential treatment). (Filed as an exhibit to Form 10-Q for the quarter ended June 30, 2007 on August 9, 2007 and incorporated herein by reference.)

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

10.50

Multi-product License Agreement with Respect to Japan between Amgen Inc. and Takeda Pharmaceutical Company Limited dated February 1, 2008 (portions of the exhibit have been omitted pursuant to a request for confidential treatment). (Filed as an exhibit to Form 10-Q for the quarter ended March 31, 2008 on May 12, 2008 and incorporated herein by reference.)

10.51**	Amendment No. 1 dated as of June 25, 2010 to the License Agreement dated February 1, 2008 between Amgen Inc. and Takeda Pharmaceutical Company Limited.

10.52**	Amendment No. 2 dated as of June 29, 2012 to the License Agreement dated February 1, 2008 between Amgen Inc. and Takeda Pharmaceutical Company Limited.

10.53

Supply Agreement between Amgen Inc. and Takeda Pharmaceutical Company Limited dated February 1, 2008 (portions of the exhibit have been omitted pursuant to a request for confidential treatment). (Filed as an exhibit to Form 10-Q for the quarter ended March 31, 2008 on May 12, 2008 and incorporated herein by reference.)

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

10.58**	Amendment Number 1, dated as of January 24, 2012, to Collaboration Agreement dated July 27, 2009 between Amgen Inc. and Glaxo Group Limited, a wholly owned subsidiary of GlaxoSmithKline plc.

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

10.61**	Amendment Number 2, dated as of January 24, 2012, to Expansion Agreement dated July 27, 2009 between Amgen Inc. and Glaxo Group Limited, a wholly owned subsidiary of GlaxoSmithKline plc.

10.62	Sourcing and Supply Agreement, dated November 15, 2011, by and between Amgen USA Inc, a wholly owned subsidiary of Amgen Inc., and DaVita Inc. (portions of the exhibit have been omitted pursuant to a request for confidential treatment). (Filed as an exhibit to Form 10-K for the year ended December 31, 2011 on February 29, 2012 and incorporated herein by reference.)

10.63**	Amendment Number 1 to Sourcing and Supply Agreement, effective as of January 1, 2013, by and between Amgen USA Inc., a wholly owned subsidiary of Amgen Inc., and DaVita Healthcare Partners Inc. f/k/a DaVita Inc. (portions of the exhibit have been omitted pursuant to a request for confidential treatment).

10.64	Collaboration Agreement dated March 30, 2012 by and between Amgen Inc. and AstraZeneca Collaboration Ventures, LLC, a wholly owned subsidiary of AstraZeneca Pharmaceuticals LP (portions of the exhibit have been omitted pursuant to a request for confidential treatment). (Filed as an exhibit to Form 10-Q for the quarter ended March 31, 2012 on May 8, 2012 and incorporated herein by reference.)

21**	Subsidiaries of the Company.

23**	Consent of the Independent Registered Public Accounting Firm.

24**	Power of Attorney.

31*	Rule 13a-14(a) Certifications.

32***	Section 1350 Certifications.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

(*	=	filed herewith)

(**	=	previously filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2012)

(***	=	previously furnished and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, with the Company’s Annual Report on Form 10-K for the year ended December 31, 2012)

(+	=	management contract or compensatory plan, contract or arrangement)