Form 10-Q
period 2013-06-30
AMGEN INC
filed 2013-08-06
CIK 318154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☑
As of July 30, 2013, the registrant had 753,356,209 shares of common stock, $0.0001 par value, outstanding.

AMGEN INC.

i

PART I — FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
AMGEN INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share data)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenues:
Product sales	$4,595	$4,200	$8,746	$8,101
Other revenues	84	277	171	424
Total revenues	4,679	4,477	8,917	8,525

Operating expenses:
Cost of sales	785	752	1,529	1,502
Research and development	967	826	1,845	1,562
Selling, general and administrative	1,256	1,231	2,414	2,310
Other	121	79	137	85
Total operating expenses	3,129	2,888	5,925	5,459

Operating income	1,550	1,589	2,992	3,066

Interest expense, net	241	256	504	491
Interest and other income, net	96	124	260	248

Income before income taxes	1,405	1,457	2,748	2,823

Provision for income taxes	147	191	56	373

Net income	$1,258	$1,266	$2,692	$2,450

Earnings per share:
Basic	$1.67	$1.63	$3.58	$3.13
Diluted	$1.65	$1.61	$3.52	$3.09

Shares used in calculation of earnings per share:
Basic	752	776	752	783
Diluted	764	785	764	792

Dividends paid per share	$0.47	$0.36	$0.94	$0.72

See accompanying notes.

AMGEN INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Net income	$1,258	$1,266	$2,692	$2,450
Other comprehensive income (loss), net of reclassification adjustments and taxes:
Foreign currency translation losses	(25)	(40)	(48)	(42)
Effective portion of cash flow hedges	22	90	97	25
Net unrealized gains (losses) on available-for-sale securities	(205)	(5)	(267)	(3)
Other	—	—	1	—
Other comprehensive income (loss), net of tax	(208)	45	(217)	(20)
Comprehensive income	$1,050	$1,311	$2,475	$2,430

See accompanying notes.

AMGEN INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share data)
(Unaudited)

	June 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$5,806	$3,257
Marketable securities	16,212	20,804
Trade receivables, net	2,674	2,518
Inventories	2,773	2,744
Other current assets	2,208	1,886
Total current assets	29,673	31,209

Property, plant and equipment, net	5,293	5,326
Intangible assets, net	3,776	3,968
Goodwill	12,578	12,662
Other assets	1,290	1,133
Total assets	$52,610	$54,298

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,006	$905
Accrued liabilities	3,771	4,791
Current portion of long-term debt	7	2,495
Total current liabilities	4,784	8,191

Long-term debt	23,908	24,034
Other noncurrent liabilities	3,324	3,013

Contingencies and commitments

Stockholders’ equity:
Common stock and additional paid-in capital; $0.0001 par value; 2,750.0 shares authorized; outstanding - 752.9 shares in 2013 and 756.3 shares in 2012	29,519	29,337
Accumulated deficit	(8,854)	(10,423)
Accumulated other comprehensive income (loss)	(71)	146
Total stockholders’ equity	20,594	19,060
Total liabilities and stockholders’ equity	$52,610	$54,298

See accompanying notes.

AMGEN INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six months ended
	June 30,
	2013	2012
Cash flows from operating activities:
Net income	$2,692	$2,450
Depreciation and amortization	554	528
Stock-based compensation expense	204	180
Other items, net	135	(139)
Changes in operating assets and liabilities, net of acquisitions:
Trade receivables, net	(133)	187
Inventories	(34)	(68)
Other assets	88	423
Accounts payable	117	188
Accrued income taxes	(592)	(57)
Other liabilities	(382)	(345)
Net cash provided by operating activities	2,649	3,347
Cash flows from investing activities:
Purchases of property, plant and equipment	(317)	(316)
Cash paid for acquisitions, net of cash acquired	—	(1,671)
Purchases of marketable securities	(10,774)	(12,235)
Proceeds from sales of marketable securities	10,968	9,118
Proceeds from maturities of marketable securities	3,941	417
Other	(50)	(99)
Net cash provided by (used in) investing activities	3,768	(4,786)
Cash flows from financing activities:
Repayment of debt	(2,500)	(102)
Net proceeds from issuance of debt	—	2,979
Repurchases of common stock	(832)	(2,580)
Dividends paid	(707)	(565)
Net proceeds from issuance of common stock in connection with the Company’s equity award programs	212	584
Other	(41)	26
Net cash (used in) provided by financing activities	(3,868)	342
Increase (decrease) in cash and cash equivalents	2,549	(1,097)
Cash and cash equivalents at beginning of period	3,257	6,946
Cash and cash equivalents at end of period	$5,806	$5,849

See accompanying notes.

AMGEN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

1. Summary of significant accounting policies
Business
Amgen Inc. (including its subsidiaries, referred to as “Amgen,” “the Company,” “we,” “our” or “us”) is a global biotechnology pioneer that discovers, develops, manufactures and delivers innovative human therapeutics. We operate in one business segment: human therapeutics.
Basis of presentation
The financial information for the three and six months ended June 30, 2013 and 2012, is unaudited but includes all adjustments (consisting of only normal recurring adjustments, unless otherwise indicated), which Amgen considers necessary for a fair presentation of its condensed consolidated results of operations for those periods. Interim results are not necessarily indicative of results for the full fiscal year.
Prior-period amounts for amortization of certain acquired intangible assets have been reclassified within Operating expenses in our Condensed Consolidated Statements of Income to conform to the current-period presentation.
The condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and the notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2012 and in our Quarterly Report on Form 10-Q for the period ended March 31, 2013.
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
Property, plant and equipment, net
Property, plant and equipment is recorded at historical cost, net of accumulated depreciation and amortization of $6.7 billion and $6.6 billion as of June 30, 2013, and December 31, 2012, respectively.
Comprehensive income
In January 2013, we adopted a new accounting standard that requires additional disclosures regarding amounts that are reclassified out of accumulated other comprehensive income (AOCI). In accordance with the requirements of the standard, the effects of significant reclassifications out of AOCI, by component, on the respective lines in the Condensed Consolidated Statements of Income are presented in Note 8, Stockholders' equity. The standard was required to be applied prospectively beginning January 1, 2013.
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
We allocated the consideration to acquire deCODE to finite-lived intangible assets of $465 million comprised of discovery capacity in the genetics of human diseases with an estimated useful life of 10 years, $47 million to goodwill which is not deductible for tax purposes, deferred tax liabilities of $93 million and other net liabilities of $18 million. These amounts reflect adjustments recognized during the six months ended June 30, 2013, to the acquisition date fair values of assets acquired and liabilities assumed in this acquisition which did not have a material effect on our current or prior period financial statements. These adjustments reduced goodwill by $46 million due primarily to a revision which increased the acquisition date fair value of finite-lived intangible assets by $64 million.
Our accounting for the acquisition is preliminary and will be finalized upon completion of our analysis to determine the acquisition date fair values of certain tax-related items and residual impact on goodwill.
3. Income taxes
The effective tax rates for the three and six months ended June 30, 2013 and 2012, are different from the federal statutory rates primarily as a result of indefinitely invested earnings of our foreign operations. We do not provide for U.S. income taxes on undistributed earnings of our foreign operations that are intended to be invested indefinitely outside of the United States. In addition, the effective tax rate for the six months ended June 30, 2013, was reduced by two significant events that occurred during the three months ended March 31, 2013. First, we settled our examination with the Internal Revenue Service (IRS) for the years ended December 31, 2007, 2008 and 2009 in which we agreed to certain adjustments proposed by the IRS and remeasured our unrecognized tax benefits (UTBs) accordingly. Second, the American Taxpayer Relief Act of 2012, enacted during the first quarter of 2013, reinstated the federal research and development (R&D) tax credit for 2012 and 2013. Therefore, our effective tax rate for the six months ended June 30, 2013, includes a benefit for the full-year 2012 R&D tax credit, recorded as a discrete item in the first quarter. The effective tax rates for the three and six months ended June 30, 2013 and 2012, were further reduced by foreign tax credits associated with the Puerto Rico excise tax described below.
Commencing January 1, 2011, Puerto Rico imposes a temporary excise tax on the purchase of goods and services from a related manufacturer in Puerto Rico. The excise tax is imposed on the gross intercompany purchase price of the goods and services and was initially effective for a six-year period beginning in 2011, with the excise tax rate declining in each year (from 4% in 2011 to 1% in 2016). During the three months ended March 31, 2013, the Puerto Rico government enacted an amendment to the excise tax legislation which increased the excise tax rate to a flat 4% effective July 1, 2013 through December 31, 2017. We account for the excise tax as a manufacturing cost that is capitalized in inventory and expensed in cost of sales when the related products are sold. For U.S. income tax purposes, the excise tax results in foreign tax credits that are generally recognized in our provision for income taxes when the excise tax is incurred. Excluding the impact of the Puerto Rico excise tax, our effective tax rates for the three and six months ended June 30, 2013, would have been 15.6% and 7.5%, respectively, compared with 18.5% and 18.6% for the corresponding periods of the prior year.
Several of our legal entities file income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and certain foreign jurisdictions. Our income tax returns are routinely audited by the tax authorities in those jurisdictions. Significant disputes may arise with these tax authorities involving issues of the timing and amount of deductions, the use of tax credits and allocations of income among various tax jurisdictions because of differing interpretations of tax laws and regulations. The U.S. federal income tax examinations for years ended on or before December 31, 2009, and the California state income tax examinations for years ended on or before December 31, 2005, have been completed.
During the three and six months ended June 30, 2013, the gross amount of our UTBs increased by approximately $75 million and $155 million, respectively, as a result of tax positions taken during the current year. Also, our UTBs decreased by approximately $10 million and $200 million in the three and six months ended June 30, 2013, respectively, due to settlement of federal and state tax matters. The settlements resulted in recognition of net tax benefits of approximately $10 million and $195 million for the three and six months ended June 30, 2013, respectively, including interest, penalties and the federal benefit of state taxes. Substantially all of the UTBs as of June 30, 2013, if recognized, would affect our effective tax rate. As of June 30, 2013, we believe it is reasonably possible that our gross liabilities for UTBs may decrease by approximately $70 million within the succeeding 12 months due to the resolution of state audits.
4. Earnings per share
The computation of basic earnings per share (EPS) is based on the weighted-average number of our common shares outstanding. The computation of diluted EPS is based on the weighted-average number of our common shares outstanding and dilutive potential common shares, which include principally shares that may be issued under: our stock option, restricted stock and performance unit awards, determined using the treasury stock method; and our convertible notes and warrants while outstanding, as discussed below (collectively, “dilutive securities”). The convertible note hedges purchased in connection with the issuance of our convertible notes, which terminated in February 2013, are excluded from the calculation of diluted EPS because their impact is always anti-dilutive.
Prior to the conversion/maturity of our 0.375% 2013 Convertible Notes in February 2013 which were cash settled, the excess of the notes' conversion value, as defined, over their principal amount were considered dilutive potential common shares for purposes of calculating diluted EPS. Warrants sold concurrent with the issuance of our 0.375% 2013 Convertible Notes were cash settled in May 2013. While outstanding, the 0.375% 2013 Convertible Notes and warrants did not have a significant impact on the number of shares used for purposes of computing diluted EPS for any periods presented. See Note 7, Financing arrangements.
The computation for basic and diluted EPS was as follows (in millions, except per share data):

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Income (Numerator):
Net income for basic and diluted EPS	$1,258	$1,266	$2,692	$2,450

Shares (Denominator):
Weighted-average shares for basic EPS	752	776	752	783
Effect of dilutive securities	12	9	12	9
Weighted-average shares for diluted EPS	764	785	764	792

Basic EPS	$1.67	$1.63	$3.58	$3.13
Diluted EPS	$1.65	$1.61	$3.52	$3.09
For the three and six months ended June 30, 2013, there were no anti-dilutive shares of our common stock excluded from the computation of diluted EPS. For the three and six months ended June 30, 2012, there were employee stock-based awards, calculated on a weighted-average basis, to acquire 10 million and 11 million shares of our common stock, respectively, that are not included in the computation of diluted EPS because their impact would have been anti-dilutive.

5. Available-for-sale investments
The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair values of available-for-sale investments by type of security were as follows (in millions):

Type of security as of June 30, 2013	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
U.S. Treasury securities	$4,800	$—	$(10)	$4,790
Other government-related debt securities:
U.S.	1,320	—	(14)	1,306
Foreign and other	1,298	8	(41)	1,265
Corporate debt securities:
Financial	3,919	30	(53)	3,896
Industrial	4,052	27	(53)	4,026
Other	413	3	(4)	412
Residential mortgage-backed securities	1,477	4	(16)	1,465
Other mortgage- and asset-backed securities	1,444	—	(37)	1,407
Money market mutual funds	1,822	—	—	1,822
Other short-term interest-bearing securities	1,175	—	—	1,175
Total interest-bearing securities	21,720	72	(228)	21,564
Equity securities	68	22	—	90
Total available-for-sale investments	$21,788	$94	$(228)	$21,654

Type of security as of December 31, 2012	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
U.S. Treasury securities	$4,443	$15	$—	$4,458
Other government-related debt securities:
U.S.	1,018	12	—	1,030
Foreign and other	1,549	60	(1)	1,608
Corporate debt securities:
Financial	3,266	96	(1)	3,361
Industrial	4,283	100	(3)	4,380
Other	441	11	—	452
Residential mortgage-backed securities	1,828	9	(8)	1,829
Other mortgage- and asset-backed securities	1,769	7	(9)	1,767
Money market mutual funds	2,620	—	—	2,620
Other short-term interest-bearing securities	2,186	—	—	2,186
Total interest-bearing securities	23,403	310	(22)	23,691
Equity securities	52	2	—	54
Total available-for-sale investments	$23,455	$312	$(22)	$23,745

The fair values of available-for-sale investments by classification in the Condensed Consolidated Balance Sheets were as follows (in millions):

Classification in the Condensed Consolidated Balance Sheets	June 30, 2013	December 31, 2012
Cash and cash equivalents	$5,352	$2,887
Marketable securities	16,212	20,804
Other assets — noncurrent	90	54
Total available-for-sale investments	$21,654	$23,745
Cash and cash equivalents in the table above excludes cash of $454 million and $370 million as of June 30, 2013, and December 31, 2012, respectively.
The fair values of available-for-sale interest-bearing security investments by contractual maturity, except for mortgage- and asset- backed securities that do not have a single maturity date, were as follows (in millions):

Contractual maturity	June 30, 2013	December 31, 2012
Maturing in one year or less	$6,814	$7,175
Maturing after one year through three years	4,500	5,014
Maturing after three years through five years	5,949	6,286
Maturing after five years through ten years	1,429	1,620
Mortgage- and asset-backed securities	2,872	3,596
Total interest-bearing securities	$21,564	$23,691
For the three months ended June 30, 2013 and 2012, realized gains totaled $33 million and $49 million, respectively, and realized losses totaled $26 million and $11 million, respectively. For the six months ended June 30, 2013 and 2012, realized gains totaled $118 million and $116 million, respectively, and realized losses totaled $44 million and $30 million, respectively. The cost of securities sold is based on the specific identification method. Substantially all of our available-for-sale investments that were in an unrealized loss position, which totaled $228 million as of June 30, 2013, have been in a continuous unrealized loss position for less than 12 months. These investments had an aggregate fair value of $10.7 billion as of June 30, 2013.
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
We review our available-for-sale investments for other-than-temporary declines in fair value below our cost basis each quarter and whenever events or changes in circumstances indicate that the cost basis of an asset may not be recoverable. This evaluation is based on a number of factors, including the length of time and the extent to which the fair value has been below our cost basis and adverse conditions related specifically to the security, including any changes to the credit rating of the security. As of June 30, 2013, and December 31, 2012, we believe the cost bases for our available-for-sale investments were recoverable in all material respects.
6. Inventories
Inventories consisted of the following (in millions):

	June 30, 2013	December 31, 2012
Raw materials	$204	$192
Work in process	1,706	1,723
Finished goods	863	829
Total inventories	$2,773	$2,744

7. Financing arrangements
The carrying values and the fixed contractual coupon rates of our long-term borrowings were as follows (in millions):

	June 30, 2013	December 31, 2012
0.375% convertible notes due 2013 (0.375% 2013 Convertible Notes)	$—	$2,488
1.875% notes due 2014 (1.875% 2014 Notes)	1,000	1,000
4.85% notes due 2014 (4.85% 2014 Notes)	1,000	1,000
2.30% notes due 2016 (2.30% 2016 Notes)	749	749
2.50% notes due 2016 (2.50% 2016 Notes)	999	999
2.125% notes due 2017 (2.125% 2017 Notes)	1,248	1,248
5.85% notes due 2017 (5.85% 2017 Notes)	1,099	1,099
6.15% notes due 2018 (6.15% 2018 Notes)	500	499
4.375% euro-denominated notes due 2018 (4.375% 2018 euro Notes)	717	723
5.70% notes due 2019 (5.70% 2019 Notes)	999	999
2.125% euro-denominated notes due 2019 (2.125% 2019 euro Notes)	875	887
4.50% notes due 2020 (4.50% 2020 Notes)	300	300
3.45% notes due 2020 (3.45% 2020 Notes)	898	897
4.10% notes due 2021 (4.10% 2021 Notes)	998	998
3.875% notes due 2021 (3.875% 2021 Notes)	1,746	1,745
3.625% notes due 2022 (3.625% 2022 Notes)	747	747
5.50% pound-sterling-denominated notes due 2026 (5.50% 2026 pound sterling Notes)	717	763
4.00% pound-sterling-denominated notes due 2029 (4.00% 2029 pound sterling Notes)	1,049	1,117
6.375% notes due 2037 (6.375% 2037 Notes)	899	899
6.90% notes due 2038 (6.90% 2038 Notes)	499	499
6.40% notes due 2039 (6.40% 2039 Notes)	996	996
5.75% notes due 2040 (5.75% 2040 Notes)	697	697
4.95% notes due 2041 (4.95% 2041 Notes)	595	595
5.15% notes due 2041 (5.15% 2041 Notes)	2,232	2,232
5.65% notes due 2042 (5.65% 2042 Notes)	1,244	1,244
5.375% notes due 2043 (5.375% 2043 Notes)	1,000	1,000
Other notes	112	109
Total debt	23,915	26,529
Less current portion	(7)	(2,495)
Total noncurrent debt	$23,908	$24,034
Convertible notes
In February 2013, our 0.375% 2013 Convertible Notes matured/converted, and accordingly, the $2.5 billion principal amount was settled in cash. We also elected to pay the note holders who converted their notes $99 million of cash for the conversion value that exceeded the principal amount of the notes, as allowed under the original terms of the notes. As a result of this conversion, we received $99 million of cash from the counterparty to the related convertible note hedge to offset the corresponding payment to the convertible note holders. In addition, on May 1, 2013, warrants to acquire 32 million shares of our common stock at an exercise price of $104.80 originally sold in connection with the issuance of the 0.375% 2013 Convertible Notes were exercised, resulting in a net cash payment of $100 million.

8. Stockholders’ equity
Stock repurchase program
Activity under our stock repurchase program was as follows (in millions):

	2013		2012
	Shares	Dollars	Shares	Dollars
First quarter	9.1	$771	21.0	$1,429
Second quarter	—	—	17.4	1,203
Total stock repurchases	9.1	$771	38.4	$2,632
As of June 30, 2013, $1.6 billion remained available under our Board of Directors-approved stock repurchase program.
Dividends
On December 13, 2012, the Board of Directors declared a quarterly cash dividend of $0.47 per share of common stock, which was paid on March 7, 2013. On March 6, 2013, the Board of Directors declared a quarterly cash dividend of $0.47 per share of common stock, which was paid on June 7, 2013. On July 26, 2013, the Board of Directors declared a quarterly cash dividend of $0.47 per share of common stock, which will be paid on September 6, 2013 to all stockholders of record as of the close of business on August 16, 2013.
Accumulated other comprehensive income
The components of AOCI were as follows (in millions):

	Foreign currency translation	Cash flow hedges	Available-for-sale securities	Other	AOCI
Balance as of December 31, 2012	$12	$(35)	$183	$(14)	$146
Foreign currency translation adjustments	(36)	—	—	—	(36)
Unrealized gains (losses)	—	(25)	(32)	1	(56)
Reclassification adjustments to income	—	144	(67)	—	77
Income taxes	13	(44)	37	—	6
Balance as of March 31, 2013	$(11)	$40	$121	$(13)	$137
Foreign currency translation adjustments	(39)	—	—	—	(39)
Unrealized gains (losses)	—	53	(318)	—	(265)
Reclassification adjustments to income	—	(18)	(7)	—	(25)
Income taxes	14	(13)	120	—	121
Balance as of June 30, 2013	$(36)	$62	$(84)	$(13)	$(71)

The reclassifications out of AOCI to Net income were as follows (in millions):

	Amounts reclassified out of AOCI
	Three months ended	Six months ended	Net Income
Components of AOCI	June 30, 2013	June 30, 2013	Line Item Affected
Cash flow hedges:
Foreign currency contract gains	$7	$3	Product sales
Cross-currency swap contract gains (losses)	12	(128)	Interest and other income, net
Forward interest rate contract losses	(1)	(1)	Interest expense, net
	18	(126)	Total before income tax
	(7)	46	Tax (expense)/benefit
	$11	$(80)	Net of taxes
Available-for-sale securities:
Net realized gains	$7	$74	Interest and other income, net
	(3)	(28)	Tax (expense)/benefit
	$4	$46	Net of taxes
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

The fair value of each major class of the Company’s financial assets and liabilities measured at fair value on a recurring basis was as follows (in millions):

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Fair value measurement
as of June 30, 2013, using:				Total
Assets:
Available-for-sale investments:
U.S. Treasury securities	$4,790	$—	$—	$4,790
Other government-related debt securities:
U.S.	—	1,306	—	1,306
Foreign and other	—	1,265	—	1,265
Corporate debt securities:
Financial	—	3,896	—	3,896
Industrial	—	4,026	—	4,026
Other	—	412	—	412
Residential mortgage-backed securities	—	1,465	—	1,465
Other mortgage- and asset-backed securities	—	1,407	—	1,407
Money market mutual funds	1,822	—	—	1,822
Other short-term interest-bearing securities	—	1,175	—	1,175
Equity securities	90	—	—	90
Derivatives:
Foreign currency contracts	—	109	—	109
Cross-currency swap contracts	—	31	—	31
Interest rate swap contracts	—	10	—	10
Total assets	$6,702	$15,102	$—	$21,804

Liabilities:
Derivatives:
Foreign currency contracts	$—	$11	$—	$11
Cross-currency swap contracts	—	64	—	64
Interest rate swap contracts	—	101	—	101
Contingent consideration obligations in connection with a business combination	—	—	332	332
Total liabilities	$—	$176	$332	$508

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Fair value measurement
as of December 31, 2012, using:				Total
Assets:
Available-for-sale investments:
U.S. Treasury securities	$4,458	$—	$—	$4,458
Other government-related debt securities:
U.S.	—	1,030	—	1,030
Foreign and other	—	1,608	—	1,608
Corporate debt securities:
Financial	—	3,361	—	3,361
Industrial	—	4,380	—	4,380
Other	—	452	—	452
Residential mortgage-backed securities	—	1,829	—	1,829
Other mortgage- and asset-backed securities	—	1,767	—	1,767
Money market mutual funds	2,620	—	—	2,620
Other short-term interest-bearing securities	—	2,186	—	2,186
Equity securities	54	—	—	54
Derivatives:
Foreign currency contracts	—	46	—	46
Cross-currency swap contracts	—	65	—	65
Total assets	$7,132	$16,724	$—	$23,856

Liabilities:
Derivatives:
Foreign currency contracts	$—	$59	$—	$59
Cross-currency swap contracts	—	6	—	6
Contingent consideration obligations in connection with a business combination	—	—	221	221
Total liabilities	$—	$65	$221	$286
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

Substantially all of our foreign currency forward and option derivatives contracts have maturities of three years or less and all are with counterparties that have minimum credit ratings of A- or equivalent by S&P, Moody’s or Fitch. We estimated the fair values of these contracts by taking into consideration valuations obtained from a third-party valuation service that utilizes an income-based industry standard valuation model for which all significant inputs are observable, either directly or indirectly. These inputs include foreign currency rates, London Interbank Offered Rates (LIBOR) cash and swap rates and obligor credit default swap rates. In addition, inputs for our foreign currency option contracts also include implied volatility measures. These inputs, where applicable, are at commonly quoted intervals. See Note 10, Derivative instruments.
Our cross-currency swap contracts are with counterparties that have minimum credit ratings of A- or equivalent by S&P, Moody’s or Fitch. We estimated the fair values of these contracts by taking into consideration valuations obtained from a third-party valuation service that utilizes an income-based industry standard valuation model for which all significant inputs are observable either directly or indirectly. These inputs include foreign currency exchange rates, LIBOR, swap rates, obligor credit default swap rates and cross-currency basis swap spreads. See Note 10, Derivative instruments.
Our interest rate swap contracts are with counterparties that have minimum credit ratings of A- or equivalent by S&P, Moody’s or Fitch. We estimated the fair values of these contracts by using an income-based industry standard valuation model for which all significant inputs were observable either directly or indirectly. These inputs included LIBOR, swap rates and obligor credit default swap rates. See Note 10, Derivative instruments.
As a result of our acquisition of BioVex Group, Inc. in March 2011, we are obligated to pay its former shareholders up to $575 million of additional consideration contingent upon achieving up to eight separate regulatory and sales-related milestones with regard to talimogene laherparepvec, which was acquired in the acquisition and is currently in phase 3 clinical development for the treatment of melanoma. The three largest of these potential payments are $125 million each, including the amount due if a Biologics License Application (BLA) is filed with the U.S. Food and Drug Administration (FDA). Potential payments are also due upon the first commercial sale in each of the United States and the European Union (EU) following receipt of marketing approval which includes use of the product in specified patient populations and upon achievement of specified levels of sales within specified periods of time.
These contingent consideration obligations are recorded at their estimated fair values with any changes in fair value recognized in earnings. The fair value measurements of these obligations are based on significant unobservable inputs, including the estimated probabilities and timing of achieving the related regulatory and commercial events in connection with these milestones and, as applicable, estimated annual sales. Significant changes (increases or decreases) in these inputs would result in corresponding changes in the fair values of the contingent consideration obligations.
We revalue these contingent consideration obligations each reporting period until the related contingencies are resolved. We estimate the fair values of these obligations by using a combination of probability-adjusted discounted cash flows, option pricing techniques and a simulation model of expected annual sales. Quarterly, management in our R&D and commercial sales organizations review key assumptions used in the fair value measurements of these obligations. In the absence of any significant changes in key assumptions, the changes in fair values of these contingent consideration obligations reflect the passage of time and changes in our credit risk adjusted rate used to discount obligations to present value. During the three months ended June 30, 2013, there were increases in management's estimates of probabilities of completing the BLA filing and receiving approval to market talimogene laherparepvec in specified patient populations in the United States and EU. Primarily due to these changes in key assumptions, the estimated aggregate fair value of the contingent consideration obligations increased during the three and six months ended June 30, 2013 by $110 million and $111 million, respectively, which were recorded in Other operating expenses in the Condensed Consolidated Statements of Income, compared with $1 million and $3 million for the corresponding periods of the prior year.
There have been no transfers of assets or liabilities between the fair value measurement levels, and there were no material remeasurements to fair value during the six months ended June 30, 2013 and 2012, of assets and liabilities that are not measured at fair value on a recurring basis.
Summary of the fair value of other financial instruments
Cash equivalents
The estimated fair values of cash equivalents approximate their carrying values due to the short-term nature of these financial instruments.
Borrowings
We estimated the fair values of our long-term notes (Level 2) by taking into consideration indicative prices obtained from a third-party financial institution that utilizes industry standard valuation models, including both income- and market-based approaches, for which all significant inputs are observable either directly or indirectly. These inputs include reported trades of and broker/dealer quotes on the same or similar securities; credit spreads; benchmark yields; foreign currency exchange rates, as applicable; and other observable inputs. As of June 30, 2013, and December 31, 2012, the aggregate fair values of our long-term debt were $25.5 billion and $29.9 billion, respectively, and the carrying values were $23.9 billion and $26.5 billion, respectively.
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
Cash flow hedges
We are exposed to possible changes in the values of certain anticipated foreign currency cash flows resulting from changes in foreign currency exchange rates, associated primarily with our euro-denominated international product sales. Increases and decreases in the cash flows associated with our international product sales due to movements in foreign currency exchange rates are offset partially by the corresponding increases and decreases in our international operating expenses resulting from these foreign currency exchange rate movements. To further reduce our exposure to foreign currency exchange rate fluctuations on our international product sales, we enter into foreign currency forward and option contracts to hedge a portion of our projected international product sales primarily over a three-year time horizon, with, at any given point in time, a higher percentage of nearer-term projected product sales being hedged than in successive periods. As of June 30, 2013, and December 31, 2012, we had open foreign currency forward contracts with notional amounts of $3.8 billion and $3.7 billion, respectively, and open foreign currency option contracts with notional amounts of $123 million and $200 million, respectively. These foreign currency forward and option contracts, primarily euro based, have been designated as cash flow hedges, and accordingly, the effective portions of the unrealized gains and losses on these contracts are reported in AOCI in the Condensed Consolidated Balance Sheets and reclassified to earnings in the same periods during which the hedged transactions affect earnings.
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

The effective portion of the unrealized gain/(loss) recognized in other comprehensive income for our derivative instruments designated as cash flow hedges was as follows (in millions):

	Three months ended		Six months ended
	June 30,		June 30,
Derivatives in cash flow hedging relationships	2013	2012	2013	2012
Foreign currency contracts	$21	$189	$121	$102
Cross-currency swap contracts	32	(35)	(93)	(27)
Forward interest rate contracts	—	(7)	—	(7)
Total	$53	$147	$28	$68
The location in the Condensed Consolidated Statements of Income and the effective portion of the gain/(loss) reclassified out of AOCI into earnings for our derivative instruments designated as cash flow hedges were as follows (in millions):

		Three months ended		Six months ended
		June 30,		June 30,
Derivatives in cash flow hedging relationships	Statements of Income location	2013	2012	2013	2012
Foreign currency contracts	Product sales	$7	$18	$3	$29
Cross-currency swap contracts	Interest and other income, net	12	(17)	(128)	(4)
Forward interest rate contracts	Interest expense, net	(1)	(1)	(1)	(1)
Total		$18	$—	$(126)	$24
No portions of our cash flow hedge contracts are excluded from the assessment of hedge effectiveness, and the ineffective portions of these hedging instruments were no net gain or loss for the three months ended June 30, 2013, and approximately $1 million of gains for the six months ended June 30, 2013. The ineffective portions of these hedging instruments were approximately $1 million of gains for the three months ended June 30, 2012, and no net gain or loss for the six months ended June 30, 2012. As of June 30, 2013, the amounts expected to be reclassified out of AOCI into earnings over the next 12 months are approximately $41 million of net gains on our foreign currency and cross-currency swap contracts and approximately $1 million of losses on forward interest rate contracts.
Fair value hedges
To achieve a desired mix of fixed and floating interest rates on our long-term debt, we entered into interest rate swap contracts, which qualified and were designated as fair value hedges. The terms of these interest rate swap contracts corresponded to the related hedged debt instruments and effectively converted a fixed interest rate coupon to a floating LIBOR-based coupon over the lives of the respective notes. Due to historically low interest rates, during the three months ended June 30, 2012, we terminated our interest rate swap contracts with aggregate notional amounts of $3.6 billion with respect to our 4.85% 2014 Notes, 5.85% 2017 Notes, 6.15% 2018 Notes and 5.70% 2019 Notes with rates that ranged from LIBOR plus 0.3% to LIBOR plus 2.6%.
During the three months ended March 31, 2013, we entered into interest rate swap contracts with an aggregate notional amount of $2.5 billion with respect to our 3.875% 2021 Notes and our 3.625% 2022 Notes. During the three months ended June 30, 2013, we entered into interest rate swap contracts with an aggregate notional amount of $1.9 billion with respect to our 3.450% 2020 Notes and our 4.100% 2021 Notes. The contracts have rates that range from three-month LIBOR plus 1.1% to three-month LIBOR plus 2.0%.
For derivative instruments that are designated and qualify as fair value hedges, the unrealized gain or loss on the derivative resulting from the change in fair value during the period as well as the offsetting unrealized loss or gain of the hedged item resulting from the change in fair value during the period attributable to the hedged risk is recognized in current earnings. For the three and six months ended June 30, 2013, we included the unrealized gains on the hedged debt of $113 million and $91 million, respectively, in the same line item, Interest expense, net, in the Condensed Consolidated Statements of Income, as the offsetting unrealized losses of $113 million and $91 million, respectively, on the related interest rate swap contracts. For the three and six months ended June 30, 2012, we included the unrealized losses on the hedged debt of $38 million and $20 million, respectively, in the same line item, Interest expense, net, in the Condensed Consolidated Statements of Income, as the offsetting unrealized gains of $38 million and $20 million, respectively, on the related interest rate swap contracts.

Derivatives not designated as hedges
We enter into foreign currency forward contracts that are not designated as hedging transactions to reduce our exposure to foreign currency fluctuations of certain assets and liabilities denominated in foreign currencies. These exposures are hedged on a month-to-month basis. As of June 30, 2013, and December 31, 2012, the total notional amounts of these foreign currency forward contracts were $652 million and $629 million, respectively.
The location in the Condensed Consolidated Statements of Income and the amount of gain/(loss) recognized in earnings for our derivative instruments not designated as hedging instruments were as follows (in millions):

		Three months ended		Six months ended
		June 30,		June 30,
Derivatives not designated as hedging instruments	Statements of Income location	2013	2012	2013	2012
Foreign currency contracts	Interest and other income, net	$11	$20	$(5)	$10

The fair values of derivatives included in the Condensed Consolidated Balance Sheets were as follows (in millions):

	Derivative assets		Derivative liabilities
June 30, 2013	Balance Sheet location	Fair value	Balance Sheet location	Fair value
Derivatives designated as hedging instruments:
Cross-currency swap contracts	Other current assets/ Other noncurrent assets	$31	Accrued liabilities/ Other noncurrent liabilities	$64
Foreign currency contracts	Other current assets/ Other noncurrent assets	109	Accrued liabilities/ Other noncurrent liabilities	11
Interest rate swap contracts	Other current assets/ Other noncurrent assets	10	Accrued liabilities/ Other noncurrent liabilities	101
Total derivatives designated as hedging instruments		150		176
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	—	Accrued liabilities	—
Total derivatives not designated as hedging instruments		—		—
Total derivatives		$150		$176

	Derivative assets		Derivative liabilities
December 31, 2012	Balance Sheet location	Fair value	Balance Sheet location	Fair value
Derivatives designated as hedging instruments:
Cross-currency swap contracts	Other current assets/ Other noncurrent assets	$65	Accrued liabilities/ Other noncurrent liabilities	$6
Foreign currency contracts	Other current assets/ Other noncurrent assets	45	Accrued liabilities/ Other noncurrent liabilities	58
Total derivatives designated as hedging instruments		110		64
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	1	Accrued liabilities	1
Total derivatives not designated as hedging instruments		1		1
Total derivatives		$111		$65
Our derivative contracts that were in liability positions as of June 30, 2013, contain certain credit-risk-related contingent provisions that would be triggered if: (i) we were to undergo a change in control and (ii) our or the surviving entity’s creditworthiness deteriorates, which is generally defined as having either a credit rating that is below investment grade or a materially weaker creditworthiness after the change in control. If these events were to occur, the counterparties would have the right, but not the obligation, to close the contracts under early-termination provisions. In such circumstances, the counterparties could request immediate settlement of these contracts for amounts that approximate the then current fair values of the contracts. In addition, our derivative contracts are not subject to any type of master netting arrangement, and amounts due to or from a counterparty under these contracts may only be offset against other amounts due to or from the same counterparty if an event of default or termination, as defined, were to occur.
The cash flow effects of our derivatives contracts for the six months ended June 30, 2013 and 2012, are included within Net cash provided by operating activities in the Condensed Consolidated Statements of Cash Flows.
11. Contingencies and commitments
Contingencies
In the ordinary course of business, we are involved in various legal proceedings and other matters, including those discussed in this Note, that are complex in nature and have outcomes that are difficult to predict. See Note 18, Contingencies and commitments to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2012, and Note 11, Contingencies and commitments to our condensed consolidated financial statements in our Quarterly Report on Form 10-Q for the period ended March 31, 2013, for further discussion of certain of our legal proceedings and other matters.
We record accruals for loss contingencies to the extent that we conclude that it is probable that a liability has been incurred and the amount of the related loss can be reasonably estimated. We evaluate, on a quarterly basis, developments in legal proceedings and other matters that could cause an increase or decrease in the amount of the liability that has been accrued previously.
Our legal proceedings range from cases brought by a single plaintiff to class actions with thousands of putative class members. These legal proceedings, as well as other matters, involve various aspects of our business and a variety of claims (including but not limited to patent infringement, marketing, pricing and trade practices and securities law), some of which present novel factual allegations and/or unique legal theories. In each of the matters described in this filing, in Note 18 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2012, or in Note 11 to our condensed consolidated financial statements in our Quarterly Report on Form 10-Q for the period ended March 31, 2013, plaintiffs seek an award of a not-yet-quantified amount of damages or an amount that is not material. In addition, a number of the matters pending against us are at very early stages of the legal process (which in complex proceedings of the sort faced by us often extend for several years). As a result, none of the matters described in these filings have progressed sufficiently through discovery and/or development of important factual information and legal issues to enable us to estimate a range of possible loss, if any, or such amounts are not material. While it is not possible to accurately predict or determine the eventual outcomes of these items, an adverse determination in one or more of these items currently pending could have a material adverse effect on our consolidated results of operations, financial position or cash flows.

Certain recent developments concerning our legal proceedings and other matters are discussed below:
Sandoz Patent Litigation
On June 24, 2013, Sandoz, Inc. filed suit in the U.S. District Court for the Northern District of California against Amgen and Hoffman-La Roche, Inc. (“Roche”). Sandoz's complaint alleges that Sandoz has recently initiated a Phase III clinical study of an etanercept product in patients with moderate to severe chronic plaque-type psoriasis. The complaint states that Sandoz is preparing to file an application with the FDA for regulatory approval to market and sell etanercept in the United States. Sandoz alleges that U.S. Patent Nos. 8,063,182 and 8,163,522 are invalid and seeks a declaratory judgment of non-infringement, invalidity and unenforceability of the '182 and '522 patents. These patents are owned by Roche, and Amgen holds an exclusive license to these patents. The '182 and '522 patents expire in November 2028 and April 2029, respectively.
State Derivative Litigation
Larson v. Sharer, et al.
On July 3, 2013, the parties in this stockholder derivative lawsuit pending against Amgen and various individual defendants filed a stipulation to permit the plaintiffs to file an amended complaint asserting additional grounds for the defendants' alleged breaches of fiduciary duty.
Purnell v. Sharer, et al.
On July 11, 2013, by agreement of all parties, this stockholder derivative lawsuit pending against Amgen and various individual defendants was dismissed with prejudice and without any payment by any defendant to the plaintiff or to plaintiff's counsel.
ERISA Litigation
On June 4, 2013, the U.S. Court of Appeals for the Ninth Circuit (the Ninth Circuit Court) reversed the decision of the U.S. District Court for the Central District of California (the California Central District Court) in this ERISA class action lawsuit pending against Amgen and various individual defendants and remanded the case back to the California Central District Court for further proceedings. On June 18, 2013, Amgen petitioned the Ninth Circuit Court for rehearing and/or rehearing en banc.
Government Investigations and Qui Tam Actions
As previously disclosed, in October 2011 Amgen announced it had reached an agreement in principle to settle various allegations related to its sales and marketing practices arising out of several federal investigations, and on December 19, 2012, Amgen announced that it had finalized a settlement agreement with the U.S. government, 49 states and the District of Columbia related to those allegations (the 2012 Settlement). As previously disclosed, as part of those settlement discussions, Amgen was made aware that it was a defendant in five other civil qui tam actions (the Other Qui Tams) in addition to those included in the October 2011 agreement in principle. As previously disclosed, one of the Other Qui Tams was resolved by the 2012 Settlement and Amgen was dismissed from two additional Other Qui Tams and settled for an immaterial amount the fourth Other Qui Tam. In July 2013, Amgen also entered into a settlement agreement to resolve the fifth Other Qui Tam action, which had been filed in the California Central District Court, for an immaterial amount. The fifth Other Qui Tam action had included allegations that Amgen's promotional, contracting, sales and marketing activities and arrangements relating to Aranesp® (darbepoetin alfa), NEUPOGEN® (filgrastim), Neulasta® (pegfilgrastim), XGEVA® (denosumab), Prolia® (denosumab), Vectibix® (panitumumab) and Nplate® (romiplostim) caused the submission of various false claims under the Federal Civil False Claims Act.

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
Overview
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to assist the reader in understanding Amgen’s business. MD&A is provided as a supplement to, and should be read in conjunction with, our Annual Report on Form 10-K for the year ended December 31, 2012 and our Quarterly Report on Form 10-Q for the period ended March 31, 2013. Our results of operations discussed in MD&A are presented in conformity with GAAP.
Amgen discovers, develops, manufactures, and delivers innovative human therapeutics. A biotechnology pioneer since 1980, Amgen was one of the first companies to realize the new science's promise by bringing safe, effective medicines from lab to manufacturing plant to patient. Amgen therapeutics have changed the practice of medicine, helping people around the world in the fight against serious illnesses. With a deep and broad pipeline of potential new medicines, Amgen remains committed to advancing science to dramatically improve people's lives. Amgen operates in one business segment: human therapeutics. Therefore, our results of operations are discussed on a consolidated basis.
Currently, we market primarily recombinant protein therapeutics in supportive cancer care, inflammation, nephrology and bone disease. Our principal products are Neulasta® (pegfilgrastim), NEUPOGEN® (filgrastim), Enbrel® (etanercept), XGEVA® (denosumab), Prolia® (denosumab) and our erythropoiesis-stimulating agents: Aranesp® (darbepoetin alfa) and EPOGEN® (epoetin alfa). Our product sales outside the United States consist principally of sales in Europe. For both the three and six months ended June 30, 2013, our principal products represented 88% of worldwide product sales compared with 90% for the corresponding periods of the prior year. Our other marketed products include principally Sensipar®/Mimpara® (cinacalcet), Vectibix® (panitumumab) and Nplate® (romiplostim).

Significant developments
Following is a summary of selected significant developments affecting our business that have occurred since March 31, 2013. For additional developments or for a more comprehensive discussion of certain developments discussed below, see our Annual Report on Form 10-K for the year ended December 31, 2012 and our Quarterly Report on Form 10-Q for the period ended March 31, 2013.
Products/Pipeline
Trebananib

•
On June 12, 2013, we announced that the phase 3 TRINOVA-1 trial evaluating trebananib plus paclitaxel versus placebo plus paclitaxel in recurrent ovarian cancer met its primary endpoint of progression-free survival (PFS). A statistically significant difference was observed in PFS with a 34 percent reduction in the risk of disease progression or death. The median PFS was 7.2 months in the trebananib arm versus 5.4 months in the control arm. The primary analysis of the event-driven overall survival secondary endpoint is projected to occur in the second half of 2014.

XGEVA®

•	On June 13, 2013, the FDA approved XGEVA® for the treatment of giant cell tumor of bone.
AMG 145

•	In July 2013, we announced that pivotal data from AMG 145 phase 3 studies in subjects with elevated LDL cholesterol are expected in the first quarter of 2014.
Talimogene Laherparepvec

•	In July 2013, we announced that primary analysis of the event-driven overall survival secondary endpoint from a phase 3 study in melanoma is projected to occur in the first half of 2014.
Biosimilars

•
In July 2013, we announced that enrollment in a pivotal study for biosimilar Herceptin® (trastuzumab) has been temporarily suspended due to a delay in the availability of biosimilar trastuzumab manufactured by a contract organization. Enrollment will resume when continuous supply is available.

Selected financial information
The following is an overview of our results of operations for the three and six months ended June 30, 2013, as well as our financial condition as of June 30, 2013 (in millions, except percentages and per share data):

	Three months ended			Six months ended
	June 30,			June 30,
	2013	2012	Change	2013	2012	Change
Product sales:
U.S.	$3,561	$3,255	9%	$6,733	$6,252	8%
Rest-of-the-world (ROW)	1,034	945	9%	2,013	1,849	9%
Total product sales	4,595	4,200	9%	8,746	8,101	8%
Other revenues	84	277	(70)%	171	424	(60)%
Total revenues	$4,679	$4,477	5%	$8,917	$8,525	5%
Operating expenses	$3,129	$2,888	8%	$5,925	$5,459	9%
Operating income	$1,550	$1,589	(2)%	$2,992	$3,066	(2)%
Net income	$1,258	$1,266	(1)%	$2,692	$2,450	10%
Diluted EPS	$1.65	$1.61	2%	$3.52	$3.09	14%
Diluted shares	764	785	(3)%	764	792	(4)%
The increases in global product sales for the three and six months ended June 30, 2013, were driven by ENBREL, Neulasta®, XGEVA® and Prolia®. Product sales included a positive adjustment of $185 million to previous estimates for managed Medicaid rebates based on recent claims experience (the Medicaid rebate adjustment). In the United States, we pay rebates to the states for our products that are covered and reimbursed by state Medicaid programs. One of the provisions of the Affordable Care Act, a

U.S. healthcare reform law that became effective in 2010, was the extension of the Medicaid drug rebate program to patients in Medicaid managed care insurance plans for whom rebates were not previously required. As we sell product, we estimate the amount of Medicaid rebate that will be paid by us based on the product sold, contractual terms, estimated patient population, historical experience and wholesaler inventory levels and accrue these rebates in the period the related sale is recorded. We then adjust the rebate accruals as more information becomes available and to reflect actual claims experience. Estimating such rebates is complicated, in part, due to the time delay between the date of sale and the actual settlement of the liability, which can take more than one year.
The decreases in other revenues for the three and six months ended June 30, 2013, were due primarily to revenue recognized in the second quarter of 2012 related to changes in our motesanib collaboration with Takeda. In addition, during the three months ended March 31, 2012, we received milestone payments from AstraZeneca and Astellas Pharma Inc.
The increases in operating expenses for the three and six months ended June 30, 2013, were driven primarily by R&D spending.
Net income for the three months ended June 30, 2013, decreased slightly. The increase in net income for the six months ended June 30, 2013, was due primarily to a lower effective income tax rate driven by tax benefits recognized in the first quarter.
The increase in diluted EPS for the three months ended June 30, 2013, was driven by the favorable impact of our stock repurchase program over the past 12 months, which reduced the number of shares used to compute diluted EPS. The increase in diluted EPS for the six months ended June 30, 2013, was driven primarily by an increase in net income and, to a lesser extent, by the favorable impact of our stock repurchase program. We did not repurchase any shares during the second quarter of 2013 and have $1.6 billion remaining under our stock repurchase authorization.
As of June 30, 2013, our cash, cash equivalents and marketable securities totaled $22.0 billion, and total debt outstanding was $23.9 billion. Of our total cash, cash equivalents and marketable securities balances as of June 30, 2013, approximately $19.2 billion was generated from operations in foreign tax jurisdictions and is intended to be invested indefinitely outside of the United States. Under current tax laws, if these funds were repatriated for use in our U.S. operations, we would be required to pay additional U.S. federal and state income taxes at the applicable marginal tax rates.
Results of operations
Product sales
Worldwide product sales were as follows (dollar amounts in millions):

	Three months ended			Six months ended
	June 30,			June 30,
	2013	2012	Change	2013	2012	Change
Neulasta®/NEUPOGEN®	$1,444	$1,347	7%	$2,782	$2,691	3%
ENBREL	1,157	1,058	9%	2,196	1,996	10%
Aranesp®	524	536	(2)%	992	1,054	(6)%
EPOGEN®	502	525	(4)%	937	971	(4)%
XGEVA®	249	179	39%	472	332	42%
Prolia®	188	120	57%	330	208	59%
Other products	531	435	22%	1,037	849	22%
Total product sales	$4,595	$4,200	9%	$8,746	$8,101	8%
Future sales of our products are influenced by a number of factors, some of which may impact sales of certain of our products more significantly than others. Such factors are discussed below and in the Overview, Item 1. Business - Marketed Products, Item 1A. Risk Factors and Item 7 – Product Sales in our Annual Report on Form 10-K for the year ended December 31, 2012.

Neulasta®/NEUPOGEN®
Total Neulasta®/NEUPOGEN® sales by geographic region were as follows (dollar amounts in millions):

	Three months ended			Six months ended
	June 30,			June 30,
	2013	2012	Change	2013	2012	Change
Neulasta®— U.S.	$897	$794	13%	$1,724	$1,608	7%
Neulasta®— ROW	223	221	1%	435	446	(2)%
Total Neulasta®	1,120	1,015	10%	2,159	2,054	5%
NEUPOGEN®— U.S.	267	268	—%	509	507	—%
NEUPOGEN®— ROW	57	64	(11)%	114	130	(12)%
Total NEUPOGEN®	324	332	(2)%	623	637	(2)%
Total Neulasta®/NEUPOGEN®	$1,444	$1,347	7%	$2,782	$2,691	3%
The increase in global Neulasta® sales for the three months ended June 30, 2013, was driven by an increase in the average net sales price, an increase in wholesaler inventory and the Medicaid rebate adjustment, offset partially by a decline in units.
The increase in global Neulasta® sales for the six months ended June 30, 2013, was driven by an increase in the average net sales price, offset partially by a decline in units.
The decreases in global NEUPOGEN® sales for the three and six months ended June 30, 2013, were driven by decreases in unit demand, offset partially by increases in the average net sales price and the Medicaid rebate adjustment.
Our outstanding material U.S. patents for filgrastim (NEUPOGEN®) expire in December 2013. We expect to face competition in the United States beginning in the fourth quarter of 2013, which may have a material adverse impact over time on sales of NEUPOGEN® and, in turn, Neulasta®. Our outstanding material U.S. patent for pegfilgrastim (Neulasta®) expires in 2015.
ENBREL
Total ENBREL sales by geographic region were as follows (dollar amounts in millions):

	Three months ended			Six months ended
	June 30,			June 30,
	2013	2012	Change	2013	2012	Change
ENBREL — U.S.	$1,089	$991	10%	$2,063	$1,869	10%
ENBREL — Canada	68	67	1%	133	127	5%
Total ENBREL	$1,157	$1,058	9%	$2,196	$1,996	10%
The increases in ENBREL sales for the three and six months ended June 30, 2013, were driven primarily by increases in the average net sales price, offset partially by slight unit declines. ENBREL sales for the six months ended June 30, 2013, were also impacted by a favorable change in estimated product return accruals in the first quarter of 2013.
Aranesp®
Total Aranesp® sales by geographic region were as follows (dollar amounts in millions):

	Three months ended			Six months ended
	June 30,			June 30,
	2013	2012	Change	2013	2012	Change
Aranesp® — U.S.	$228	$215	6%	$396	$417	(5)%
Aranesp® — ROW	296	321	(8)%	596	637	(6)%
Total Aranesp®	$524	$536	(2)%	$992	$1,054	(6)%
The increase in U.S. Aranesp® sales for the three months ended June 30, 2013, was due to the Medicaid rebate adjustment, offset partially by a decline in units. The decrease in U.S. Aranesp® sales for the six months ended June 30, 2013, was driven by a decline in units, offset partially by the Medicaid rebate adjustment and an increase in the average net sales price.

The decreases in ROW Aranesp® sales for the three and six months ended June 30, 2013, were driven by unit declines and, to a lesser extent, decreases in the average net sales price.
Sequentially, excluding the Medicaid rebate adjustment, global Aranesp® sales were flat in the quarter ended June 30, 2013, compared with the quarter ended March 31, 2013. In the United States, demand appears to be trending slightly downward driven by dose reductions. In Europe, we are seeing continued pressure from pricing cuts and competition.
EPOGEN®
Total EPOGEN® sales were as follows (dollar amounts in millions):

	Three months ended			Six months ended
	June 30,			June 30,
	2013	2012	Change	2013	2012	Change
EPOGEN® — U.S.	$502	$525	(4)%	$937	$971	(4)%
EPOGEN® sales for the three and six months ended June 30, 2013, declined 4%. Sequentially, sales increased 15% in the quarter ended June 30, 2013, compared with the quarter ended March 31, 2013, driven by unit growth due to our competitor's peginesatide being removed from the market in the first quarter of 2013 and, to a lesser extent, the Medicaid rebate adjustment.
XGEVA® and Prolia®
Total XGEVA® and total Prolia® sales by geographic region were as follows (dollar amounts in millions):

	Three months ended			Six months ended
	June 30,			June 30,
	2013	2012	Change	2013	2012	Change
XGEVA® — U.S.	$189	$156	21%	$367	$295	24%
XGEVA® — ROW	60	23	*	105	37	*
Total XGEVA®	249	179	39%	472	332	42%
Prolia® — U.S.	118	75	57%	205	129	59%
Prolia® — ROW	70	45	56%	125	79	58%
Total Prolia®	188	120	57%	330	208	59%
Total XGEVA®/Prolia®	$437	$299	46%	$802	$540	49%
* Change in excess of 100%
The increases in global XGEVA® and Prolia® sales for the three and six months ended June 30, 2013 were driven by unit growth reflecting increased segment share.
Sequentially, global XGEVA® increased 12% in the quarter ended June 30, 2013, compared with the quarter ended March 31, 2013, due to unit growth. Global Prolia® sales increased 32% during that same period due to increased segment share, partially driven by seasonality.

Other products
Other product sales by geographic region were as follows (dollar amounts in millions):

	Three months ended			Six months ended
	June 30,			June 30,
	2013	2012	Change	2013	2012	Change
Sensipar® — U.S.	$178	$150	19%	$357	$290	23%
Sensipar®/Mimpara® — ROW	81	82	(1)%	166	161	3%
Vectibix® — U.S.	31	31	—%	58	62	(6)%
Vectibix® — ROW	62	59	5%	122	118	3%
Nplate® — U.S.	62	50	24%	117	104	13%
Nplate® — ROW	43	36	19%	84	72	17%
Other — ROW	74	27	*	133	42	*
Total other products	$531	$435	22%	$1,037	$849	22%
Total U.S. — other products	$271	$231	17%	$532	$456	17%
Total ROW — other products	260	204	27%	505	393	28%
Total other products	$531	$435	22%	$1,037	$849	22%
* Change in excess of 100%
Operating expenses
Operating expenses were as follows (dollar amounts in millions):

	Three months ended			Six months ended
	June 30,			June 30,
	2013	2012	Change	2013	2012	Change
Cost of sales	$785	$752	4%	$1,529	$1,502	2%
% of product sales	17.1%	17.9%		17.5%	18.5%
Research and development	$967	$826	17%	$1,845	$1,562	18%
% of product sales	21.0%	19.7%		21.1%	19.3%
Selling, general and administrative	$1,256	$1,231	2%	$2,414	$2,310	5%
% of product sales	27.3%	29.3%		27.6%	28.5%
Other	$121	$79	53%	$137	$85	61%
Cost of sales
Cost of sales decreased to 17.1% and 17.5% of product sales for the three and six months ended June 30, 2013, respectively, driven by lower royalties and higher average net sales prices, offset by changes in product mix. The excise tax imposed by Puerto Rico on the gross intercompany purchase price of goods and services from our manufacturer in Puerto Rico also contributed to the decreases as the tax rate declined from 4.0% in 2011 to 3.75% in 2012 and 2.75% in 2013. However, changes to the law have increased the rate effective July 1, 2013, back to 4.0%.
Excluding the impact of the excise tax, cost of sales would have been 15.5% and 15.6% of product sales for the three and six months ended June 30, 2013, respectively, compared with 15.9% and 16.5% for the corresponding periods of the prior year.
See Note 3, Income taxes, to the condensed consolidated financial statements for further discussion of the Puerto Rico excise tax.
Research and development
The increases in R&D expenses for the three and six months ended June 30, 2013, were driven primarily by increased costs associated with supporting later-stage clinical programs, including AMG 145, of $123 million and $231 million, respectively; and increases in Discovery Research and Translational Sciences activities of $16 million and $65 million, respectively. Expenses associated with marketed product support increased $2 million and decreased $13 million, respectively.

Selling, general and administrative (SG&A)
The increase in SG&A expenses for the three months ended June 30, 2013, was driven by higher ENBREL profit share expenses of $54 million.
The increase in SG&A expenses for the six months ended June 30, 2013, was driven by higher ENBREL profit share expenses of $108 million as well as $49 million that was related primarily to a favorable change to the estimated U.S. healthcare reform federal excise fee in the prior year.
Under our ENBREL collaboration agreement, we currently pay Pfizer a percentage of annual gross profits on our ENBREL sales in the United States and Canada attributable to all approved indications for ENBREL on a scale that increases as gross profits increase; however, we maintain a majority share of ENBREL profits. For the three and six months ended June 30, 2013, expenses associated with the ENBREL profit share were $425 million and $803 million, respectively, compared with $371 million and $695 million for the corresponding periods of the prior year. After expiration of the co-promotion term on October 31, 2013, we will be required to pay Pfizer residual royalties, which are anticipated to be significantly less than what would be owed based on the terms of the current ENBREL profit share.
Other
Based on analysis of the results from the phase 3 trial for talimogene laherparepvec in melanoma, which met its primary endpoint, there were increases in management's estimates of probabilities of completing the BLA filing and receiving approval to market talimogene laherparepvec in specified patient populations in the United States and EU. Primarily due to these changes in key assumptions, the estimated aggregate fair value of the contingent consideration obligations increased during the three and six months ended June 30, 2013 by $110 million and $111 million, respectively, and were recorded in Other operating expenses.
Other operating expenses for the three and six months ended June 30, 2012, included certain charges related to our cost savings initiatives of $69 million and $70 million, respectively.
Non-operating expenses/income and income taxes
Non-operating expenses/income and income taxes were as follows (dollar amounts in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Interest expense, net	$241	$256	$504	$491
Interest and other income, net	$96	$124	$260	$248
Provision for income taxes	$147	$191	$56	$373
Effective tax rate	10.5%	13.1%	2.0%	13.2%
Interest expense, net
The decrease in interest expense, net for the three months ended June 30, 2013, was due primarily to the settlement of the 0.375% 2013 Convertible Notes in February 2013, offset partially by higher interest on other outstanding debt as a result of a higher average debt balance in the current year. Interest expense, net for the six months ended June 30, 2013, increased as interest resulting from the higher average debt balance on other outstanding debt exceeded the reduction in non-cash interest on our 0.375% 2013 Convertible Notes in the current year.
Interest and other income, net
The decrease in interest and other income, net for the three months ended June 30, 2013, was due primarily to higher net gains on sales of investments recognized in the prior year. The increase in interest and other income, net for the six months ended June 30, 2013, was due primarily to higher interest income as a result of a higher average portfolio balance and higher portfolio investment returns during the current year, principally during the three months ended March 31, 2013, offset partially by higher net gains on sales of investments recognized in the prior year.
Income taxes
Our effective tax rates for the three and six months ended June 30, 2013, were 10.5% and 2.0%, respectively, compared with 13.1% and 13.2% for the corresponding periods of the prior year. The decrease in our effective tax rate for the three months ended June 30, 2013, is due primarily to the current year reinstatement of the federal R&D tax credit and changes in the jurisdictional mix of income and expenses in 2013.

For the six months ended June 30, 2013, the effective tax rate was reduced by two significant events that occurred during the three months ended March 31, 2013. First, the rate was reduced by the federal and state tax impacts of settlement of our examination with the IRS related to years ended December 31, 2007, 2008, and 2009. The settlement resulted in a net tax benefit of approximately $185 million. Second, the rate was reduced by the reinstatement of the federal R&D tax credit for 2012 and 2013. The retroactive extension of the federal R&D tax credit for 2012 resulted in a net tax benefit of approximately $60 million.
Excluding the impact of the Puerto Rico excise tax, our effective tax rates for the three and six months ended June 30, 2013, would have been 15.6% and 7.5%, respectively, compared with 18.5% and 18.6% for the corresponding periods of the prior year.
See Note 3, Income taxes, to the condensed consolidated financial statements for further discussion.
Financial condition, liquidity and capital resources
Selected financial data was as follows (in millions):

	June 30, 2013	December 31, 2012
Cash, cash equivalents and marketable securities	$22,018	$24,061
Total assets	52,610	54,298
Current portion of long-term debt	7	2,495
Long-term debt	23,908	24,034
Stockholders’ equity	20,594	19,060
The Company intends to continue to return capital to stockholders through share repurchases and the payment of cash dividends, reflecting our confidence in the future cash flows of our business. The amount we spend, the number of shares repurchased and the timing of such repurchases will vary based on a number of factors, including the stock price, the availability of financing on acceptable terms, the amount and timing of dividend payments and blackout periods in which we are restricted from repurchasing shares; and the manner of purchases may include private block purchases, tender offers and market transactions. Whether and when we declare dividends or repurchase stock, the size of any dividend and the amount of stock we repurchase could be affected by a number of additional factors. (See our Annual Report on Form 10-K for the year ended December 31, 2012, Item 1A. Risk Factors—There can be no assurance that we will continue to declare cash dividends or repurchase stock.) During the six months ended June 30, 2013, we repurchased 9.1 million shares of our common stock at an aggregate cost of $771 million at an average price of $85.03 per share. As of June 30, 2013, $1.6 billion remained available under our stock repurchase program, which is expected to cover our share repurchase activity into 2014. In December 2012 and March 2013, the Board of Directors declared quarterly cash dividends of $0.47 per share of common stock, which were paid on March 7 and June 7, 2013, respectively. On July 26, 2013, the Board of Directors declared a quarterly cash dividend of $0.47 per share of common stock, which will be paid on September 6, 2013.
In February 2013, our 0.375% 2013 Convertible Notes matured/converted, and accordingly, the $2.5 billion principal amount was settled in cash. We also elected to pay the note holders who converted their notes $99 million of cash for the excess conversion value, as allowed under the original terms of the notes, which was offset by our receipt of the same amount of cash from the counterparty to the related convertible note hedge. In addition, in May 2013, warrants to acquire 32 million shares of our common stock at an exercise price of $104.80 originally sold in connection with the issuance of the 0.375% 2013 Convertible Notes were exercised resulting in a net cash payment of $100 million. See Note 7, Financing arrangements, to the condensed consolidated financial statements for a discussion of these transactions.
We believe that existing funds, cash generated from operations and existing sources of and access to financing are adequate, for the foreseeable future, to satisfy: our needs for working capital; capital expenditure and debt service requirements; our plans to pay dividends and repurchase stock; and other business initiatives we may strategically pursue, including acquisitions and licensing activities. We anticipate that our liquidity needs can be met through a variety of sources, including cash provided by operating activities, sales of marketable securities, borrowings through commercial paper and/or syndicated credit facilities and access to other domestic and foreign debt markets and equity markets. With respect to our U.S. operations, we believe that existing funds intended for use in the United States; cash generated from our U.S. operations, including intercompany payments and receipts; and existing sources of and access to financing (collectively referred to as U.S. funds) are adequate to continue to meet our U.S. obligations (including our plans to repurchase stock and pay dividends with U.S. funds) for the foreseeable future. See our Annual Report on Form 10-K for the year ended December 31, 2012, Item 1A. Risk Factors – Global economic conditions may negatively affect us and may magnify certain risks that affect our business.
A significant portion of our operating cash flows is dependent on the timing of payments from our customers located in the United States and, to a lesser extent, our customers outside the United States, which include government-owned or -supported healthcare providers (government healthcare providers). Payments from these government healthcare providers are dependent in part on the economic stability and creditworthiness of their applicable country. Historically, some payments from a number of European government healthcare providers have extended beyond the contractual terms of sale, and regional economic uncertainty continues. In particular, credit and economic conditions in Southern Europe, particularly in Spain, Italy, Greece and Portugal, continue to adversely impact the timing of collections of our trade receivables in this region. As of June 30, 2013, accounts receivable in these four countries totaled $434 million, of which $307 million was past due. Although economic conditions in this region may continue to affect the average length of time it takes to collect payments, to date we have not incurred any significant losses related to these receivables; and the timing of payments in these countries has not had nor is it currently expected to have a material adverse impact on our overall operating cash flows. However, if government funding for healthcare were to become unavailable in these countries or if significant adverse adjustments to past payment practices were to occur, we might not be able to collect the entire balance of these receivables. We will continue working closely with these customers, monitoring the economic situation and taking appropriate actions as necessary.
Certain of our financing arrangements contain non-financial covenants. In addition, our revolving credit agreement includes a financial covenant with respect to the level of our borrowings in relation to our equity, as defined. We were in compliance with all applicable covenants under these arrangements as of June 30, 2013.
Cash flows
Our cash flow activities were as follows (in millions):

	Six months ended June 30,
	2013	2012
Net cash provided by operating activities	$2,649	$3,347
Net cash provided by (used in) investing activities	3,768	(4,786)
Net cash (used in) provided by financing activities	(3,868)	342
Operating
Cash provided by operating activities has been and is expected to continue to be our primary recurring source of funds. Cash provided by operating activities during the six months ended June 30, 2013, decreased due primarily to the receipt of $397 million of cash in the prior year period in connection with the termination of interest rate swap agreements and the timing of receipts from customers, including the impact of $197 million received under a government-funded program in Spain during the prior year period.
Investing
Cash provided by investing activities during the six months ended June 30, 2013, was due primarily to net sales of marketable securities of $4.1 billion. Cash used in investing activities during the six months ended June 30, 2012, was due primarily to net purchases of marketable securities of $2.7 billion and acquisitions of businesses, net of cash acquired of $1.7 billion.
Capital expenditures, which were associated primarily with manufacturing capacity expansions in Ireland and Puerto Rico, as well as other site developments, totaled $317 million and $316 million during the six months ended June 30, 2013 and 2012, respectively. We currently estimate 2013 spending on capital projects and equipment to be approximately $700 million.
Financing
Cash used in financing activities during the six months ended June 30, 2013, was due primarily to the cash settlement of the $2.5 billion principal amount of the 0.375% 2013 Convertible Notes which matured/converted, repurchases of our common stock of $832 million and the payment of dividends of $707 million, offset partially by net proceeds from issuance of common stock in connection with the Company's equity award programs of $212 million.
Cash provided by financing activities during the six months ended June 30, 2012, was due primarily to the issuance of long-term debt of $3.0 billion and the net proceeds from issuance of common stock in connection with the Company's equity award programs of $584 million, offset partially by repurchases of our common stock of $2.6 billion, the payment of dividends of $565 million, and the repayment of $102 million in long-term debt.
See Note 7, Financing arrangements, and Note 8, Stockholders’ equity, to the condensed consolidated financial statements for further discussion.

Critical accounting policies
The preparation of our condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the notes to the financial statements. Some of those judgments can be subjective and complex, and therefore, actual results could differ materially from those estimates under different assumptions or conditions. A summary of our critical accounting policies is presented in Part II, Item 7, of our Annual Report on Form 10-K for the year ended December 31, 2012. There have been no material changes to our critical accounting policies during the six months ended June 30, 2013.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information about our market risk is disclosed in Part II, Item 7A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, and is incorporated herein by reference. Except as discussed below, there have been no material changes during the six months ended June 30, 2013, to the information provided in Part II, Item 7A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.
Interest rate sensitive financial instruments
To achieve a desired mix of fixed and floating rate debt, we entered into interest rate swap contracts with aggregate notional amounts of $2.5 billion and $1.9 billion during the three months ended March 31, 2013 and June 30, 2013, respectively, for an aggregate notional amount of $4.4 billion in contracts outstanding as of June 30, 2013. These derivative contracts qualify and have been designated for accounting purposes as fair value hedges and effectively convert a fixed rate interest coupon to a floating rate LIBOR-based coupon over the remaining lives of the hedged notes. A hypothetical 100 basis point increase in interest rates relative to interest rates at June 30, 2013, would have resulted in a reduction in fair value of approximately $320 million on our interest rate swap contracts on this date and would not result in a material effect on the related income or cash flows in the ensuing year.

Item 4.	CONTROLS AND PROCEDURES
We maintain “disclosure controls and procedures,” as such term is defined under Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in Amgen’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to Amgen’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, Amgen’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and, in reaching a reasonable level of assurance, Amgen’s management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation under the supervision and with the participation of our management, including Amgen’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Amgen’s disclosure controls and procedures. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2013.
Management determined that, as of June 30, 2013, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS
See Note 11, Contingencies and commitments, to the condensed consolidated financial statements included in our Quarterly Reports on Form 10-Q for the periods ended June 30, 2013 and March 31, 2013, for discussions that are limited to certain recent developments concerning our legal proceedings. Those discussions should be read in conjunction with Note 18, Contingencies and commitments, to our consolidated financial statements in Part IV of our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Amgen Inc.
(Registrant)

Date:	August 6, 2013	By:	/s/ Jonathan M. Peacock
Jonathan M. Peacock
Executive Vice President and Chief Financial Officer

AMGEN INC.

INDEX TO EXHIBITS

Exhibit No.	Description
3.1
Restated Certificate of Incorporation of Amgen Inc. (As Restated March 6, 2013.) (Filed as an exhibit to Form 10-Q for the quarter ended March 31, 2013 on May 3, 2013 and incorporated herein by reference.)

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

4.10
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
4.16
Officers' Certificate of Amgen Inc., dated as of November 10, 2011, including forms of the Company's 1.875% Senior Notes due 2014, 2.50% Senior Notes due 2016, 3.875% Senior Notes due 2021 and 5.15% Senior Notes due 2041. (Filed as an exhibit to Form 8-K on November 10, 2011 and incorporated herein by reference.)

4.17
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

10.1+	Amgen Inc. Amended and Restated 2009 Equity Incentive Plan. (Filed as Appendix C to the Definitive Proxy Statement on Schedule 14A on April 8, 2013 and incorporated herein by reference.)

10.2+
Form of Stock Option Agreement for the Amgen Inc. 2009 Equity Incentive Plan. (As Amended on March 6, 2013.) (Filed as an exhibit to Form 10-Q for the quarter ended March 31, 2013 on May 3, 2013 and incorporated herein by reference.)

10.3+
Form of Restricted Stock Unit Agreement for the Amgen Inc. 2009 Equity Incentive Plan. (As Amended on March 6, 2013.) (Filed as an exhibit to Form 10-Q for the quarter ended March 31, 2013 on May 3, 2013 and incorporated herein by reference.)

10.4+	Amgen Inc. 2009 Performance Award Program. (As Amended on March 6, 2013.) (Filed as an exhibit to Form 10-Q for the quarter ended March 31, 2013 on May 3, 2013 and incorporated herein by reference.)

10.5+
Form of Performance Unit Agreement for the Amgen Inc. 2009 Performance Award Program. (As Amended on March 6, 2013.) (Filed as an exhibit to Form 10-Q for the quarter ended March 31, 2013 on May 3, 2013 and incorporated herein by reference.)

10.6+
Amgen Inc. 2009 Director Equity Incentive Program. (As Amended on March 6, 2013.) (Filed as an exhibit to Form 10-Q for the quarter ended March 31, 2013 on May 3, 2013 and incorporated herein by reference.)

10.7+	Form of Grant of Non-Qualified Stock Option Agreement for the Amgen Inc. 2009 Director Equity Incentive Program. (Filed as an exhibit to Form 8-K on May 8, 2009 and incorporated herein by reference.)

10.8+
Form of Restricted Stock Unit Agreement for the Amgen Inc. 2009 Director Equity Incentive Program. (As Amended on March 6, 2013.) (Filed as an exhibit to Form 10-Q for the quarter ended March 31, 2013 on May 3, 2013 and incorporated herein by reference.)

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

10.27+
Consulting Services Agreement, entered into as of January 25, 2013, by and between Amgen Inc. and Fabrizio Bonanni. (Filed as an exhibit to Form 10-Q for the quarter ended March 31, 2013 on May 3, 2013 and incorporated herein by reference.)

10.28+
Restricted Stock Unit Agreement, dated April 27, 2012, between Amgen Inc. and Kevin W. Sharer. (Filed as an exhibit to Form 10-Q for the quarter ended June 30, 2012 on August 8, 2012 and incorporated herein by reference.)

10.29+
Performance Unit Agreement, dated April 27, 2012, between Amgen Inc. and Kevin W. Sharer. (Filed as an exhibit to Form 10-Q for the quarter ended June 30, 2012 on August 8, 2012 and incorporated herein by reference.)

10.30
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
10.33
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

10.34	Amendment No. 12 to the Shareholders' Agreement, dated January 31, 2001. (Filed as an exhibit to Form 10-Q for the quarter ended June 30, 2005 on August 8, 2005 and incorporated herein by reference.)

10.35
Amendment No. 13 to the Shareholders' Agreement, dated June 28, 2007 (portions of the exhibit have been omitted pursuant to a request for confidential treatment). (Filed as an exhibit to Form 10-Q for the quarter ended June 30, 2007 on August 9, 2007 and incorporated herein by reference.)

10.36
Product License Agreement, dated September 30, 1985, and Technology License Agreement, dated September 30, 1985, between Kirin-Amgen, Inc. and Ortho Pharmaceutical Corporation. (Filed as an exhibit to Form 10-Q for the quarter ended June 30, 2000 on August 1, 2000 and incorporated herein by reference.)

10.37
Research, Development Technology Disclosure and License Agreement: PPO, dated January 20, 1986, by and between Kirin Brewery Co., Ltd. and Amgen Inc. (Filed as an exhibit to Amendment No. 1 to Form S-1 Registration Statement on March 11, 1986 and incorporated herein by reference.)

10.38
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

10.46
Collaboration and License Agreement between Amgen Inc. and Celltech R&D Limited dated May 10, 2002 (portions of the exhibit have been omitted pursuant to a request for confidential treatment) and Amendment No. 1, effective as of June 9, 2003, to Collaboration and License Agreement between Amgen Inc. and Celltech R&D Limited (portions of the exhibit have been omitted pursuant to a request for confidential treatment). (Filed as an exhibit to Form 10-K/A for the year ended December 31, 2012 on July 31, 2013 and incorporated herein by reference.)

Exhibit No.	Description
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

10.49
Amendment Number 4, dated March 20, 2013, to the Integrated Facilities Management Services Agreement, dated February 4, 2009, between Amgen Inc. and Jones Lang LaSalle Americas, Inc. (Filed as an exhibit to Form 10-Q for the quarter ended March 31, 2013 on May 3, 2013 and incorporated herein by reference.)

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

10.56
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