Form 10-Q
period 2013-09-30
AMGEN INC
filed 2013-10-29
CIK 318154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☑
As of October 22, 2013, the registrant had 754,126,197 shares of common stock, $0.0001 par value, outstanding.

AMGEN INC.

i

PART I — FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
AMGEN INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share data)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenues:
Product sales	$4,647	$4,201	$13,393	$12,302
Other revenues	101	118	272	542
Total revenues	4,748	4,319	13,665	12,844

Operating expenses:
Cost of sales	788	775	2,317	2,277
Research and development	989	880	2,834	2,442
Selling, general and administrative	1,249	1,131	3,663	3,441
Other	34	110	171	195
Total operating expenses	3,060	2,896	8,985	8,355

Operating income	1,688	1,423	4,680	4,489

Interest expense, net	257	271	761	762
Interest and other income, net	72	111	332	359

Income before income taxes	1,503	1,263	4,251	4,086

Provision for income taxes	135	156	191	529

Net income	$1,368	$1,107	$4,060	$3,557

Earnings per share:
Basic	$1.81	$1.44	$5.40	$4.57
Diluted	$1.79	$1.41	$5.31	$4.51

Shares used in calculation of earnings per share:
Basic	754	771	752	779
Diluted	766	783	764	789

Dividends paid per share	$0.47	$0.36	$1.41	$1.08

See accompanying notes.

AMGEN INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Net income	$1,368	$1,107	$4,060	$3,557
Other comprehensive income (loss), net of reclassification adjustments and taxes:
Foreign currency translation gains (losses)	12	22	(36)	(20)
Effective portion of cash flow hedges	(84)	(117)	13	(92)
Net unrealized gains (losses) on available-for-sale securities	48	88	(219)	85
Other	(2)	3	(1)	3
Other comprehensive loss, net of tax	(26)	(4)	(243)	(24)
Comprehensive income	$1,342	$1,103	$3,817	$3,533

See accompanying notes.

AMGEN INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share data)
(Unaudited)

	September 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$8,281	$3,257
Marketable securities	14,277	20,804
Receivable from sale of investments	560	—
Trade receivables, net	2,670	2,518
Inventories	2,838	2,744
Other current assets	2,049	1,886
Total current assets	30,675	31,209

Property, plant and equipment, net	5,283	5,326
Intangible assets, net	3,682	3,968
Goodwill	12,572	12,662
Restricted investments	3,411	—
Other assets	1,450	1,133
Total assets	$57,073	$54,298

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$895	$905
Accrued liabilities	3,937	4,791
Current portion of long-term debt	11	2,495
Total current liabilities	4,843	8,191

Long-term debt	27,178	24,034
Other noncurrent liabilities	3,324	3,013

Contingencies and commitments

Stockholders’ equity:
Common stock and additional paid-in capital; $0.0001 par value; 2,750.0 shares authorized; outstanding - 754.1 shares in 2013 and 756.3 shares in 2012	29,665	29,337
Accumulated deficit	(7,840)	(10,423)
Accumulated other comprehensive (loss) income	(97)	146
Total stockholders’ equity	21,728	19,060
Total liabilities and stockholders’ equity	$57,073	$54,298

See accompanying notes.

AMGEN INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine months ended
	September 30,
	2013	2012
Cash flows from operating activities:
Net income	$4,060	$3,557
Depreciation and amortization	842	815
Stock-based compensation expense	304	271
Other items, net	119	(72)
Changes in operating assets and liabilities, net of acquisitions:
Trade receivables, net	(132)	198
Inventories	(71)	(175)
Other assets	(174)	213
Accounts payable	6	189
Accrued income taxes	(483)	(85)
Other liabilities	(15)	159
Net cash provided by operating activities	4,456	5,070
Cash flows from investing activities:
Purchases of property, plant and equipment	(492)	(489)
Cash paid for acquisitions, net of cash acquired	—	(1,990)
Purchases of marketable securities	(17,878)	(18,864)
Proceeds from sales of marketable securities	15,743	12,544
Proceeds from maturities of marketable securities	4,846	878
Restriction of investments	(526)	—
Other	(44)	(38)
Net cash provided by (used in) investing activities	1,649	(7,959)
Cash flows from financing activities:
Repayment of debt	(2,500)	(102)
Net proceeds from issuance of debt	3,074	4,933
Repurchases of common stock	(832)	(3,390)
Dividends paid	(1,061)	(844)
Net proceeds from issuance of common stock in connection with the Company’s equity award programs	268	1,129
Other	(30)	40
Net cash (used in) provided by financing activities	(1,081)	1,766
Increase (decrease) in cash and cash equivalents	5,024	(1,123)
Cash and cash equivalents at beginning of period	3,257	6,946
Cash and cash equivalents at end of period	$8,281	$5,823

See accompanying notes.

AMGEN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

1. Summary of significant accounting policies
Business
Amgen Inc. (including its subsidiaries, referred to as “Amgen,” “the Company,” “we,” “our” or “us”) is a global biotechnology pioneer that discovers, develops, manufactures and delivers innovative human therapeutics. We operate in one business segment: human therapeutics.
Basis of presentation
The financial information for the three and nine months ended September 30, 2013 and 2012, is unaudited but includes all adjustments (consisting of only normal recurring adjustments, unless otherwise indicated), which Amgen considers necessary for a fair presentation of its condensed consolidated results of operations for those periods. Interim results are not necessarily indicative of results for the full fiscal year.
Prior-period amounts for amortization of certain acquired intangible assets have been reclassified within Operating expenses in our Condensed Consolidated Statements of Income to conform to the current-period presentation.
The condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and the notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2012 and in our Quarterly Reports on Form 10-Q for the periods ended March 31, 2013, and June 30, 2013.
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
Product sales for U.S. federal government stockpiles
Amgen recognizes revenue from the sales of product to the U.S. federal government for stockpile in accordance with Securities and Exchange Commission (SEC) Interpretation, Commission Guidance Regarding Accounting for Sales of Vaccines and Bioterror Countermeasures to the Federal Government for Placement into the Pediatric Vaccine Stockpile or the Strategic National Stockpile (SNS). We recognized $155 million of revenue for NEUPOGEN® (filgrastim) during the three months ended September 30, 2013, for purchases by the government for the SNS. We are contracted to manage this inventory of product until the government requests shipment.
Property, plant and equipment, net
Property, plant and equipment is recorded at historical cost, net of accumulated depreciation and amortization of $6.8 billion and $6.6 billion as of September 30, 2013, and December 31, 2012, respectively.
Restricted investments
We have restricted investments on our Condensed Consolidated Balance Sheet that are owned by ATL Holdings Limited (ATL Holdings), a wholly-owned subsidiary. ATL Holdings is an entity distinct from the Company and its other subsidiaries, with separate assets and liabilities. Because a third party owns Class A preferred shares of ATL Holdings, this entity is required to hold restricted cash or investments. See Note 7, Financing arrangements. On September 30, 2013, $2,881 million of marketable securities, $526 million of cash and cash equivalents and $4 million of related interest receivable were reclassified to Restricted investments on our Condensed Consolidated Balance Sheet.

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
Cost savings initiatives
Included in Other operating expenses for the three and nine months ended September 30, 2013, are charges for certain costs savings initiatives of $35 million and $46 million, respectively, compared with $36 million and $106 million for the corresponding periods of the prior year.
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
We allocated the consideration to acquire deCODE to finite-lived intangible assets of $465 million comprised of discovery capacity in the genetics of human diseases with an estimated useful life of 10 years, $47 million to goodwill which is not deductible for tax purposes, deferred tax liabilities of $93 million and other net liabilities of $18 million. These amounts reflect adjustments recognized during the nine months ended September 30, 2013, to the acquisition date fair values of assets acquired and liabilities assumed in this acquisition which did not have a material effect on our current or prior period financial statements. These adjustments reduced goodwill by $46 million due primarily to a revision which increased the acquisition date fair value of finite-lived intangible assets by $64 million.
Our accounting for the acquisition is preliminary and will be finalized upon completion of our analysis to determine the acquisition date fair values of certain tax-related items and residual impact on goodwill.
3. Income taxes
The effective tax rates for the three and nine months ended September 30, 2013 were 9.0% and 4.5%, respectively, compared with 12.4% and 12.9% for the corresponding periods of the prior year. The effective rates are different from the federal statutory rates primarily as a result of indefinitely invested earnings of our foreign operations. We do not provide for U.S. income taxes on undistributed earnings of our foreign operations that are intended to be invested indefinitely outside of the United States. In addition, the effective tax rates were reduced by foreign tax credits associated with the Puerto Rico excise tax described below. The effective tax rate for the nine months ended September 30, 2013, was further reduced by two significant events that occurred during the three months ended March 31, 2013. First, we settled our examination with the Internal Revenue Service (IRS) for the years ended December 31, 2007, 2008 and 2009 in which we agreed to certain adjustments proposed by the IRS and remeasured our unrecognized tax benefits (UTBs) accordingly. Second, the American Taxpayer Relief Act of 2012, enacted during the first quarter of 2013, reinstated the federal research and development (R&D) tax credit for 2012 and 2013. Therefore, our effective tax rate for the nine months ended September 30, 2013, includes a benefit for the full-year 2012 R&D tax credit, recorded as a discrete item in the first quarter.
As of January 1, 2011, Puerto Rico began imposing a temporary excise tax on the purchase of goods and services from a related manufacturer in Puerto Rico. The excise tax is imposed on the gross intercompany purchase price of the goods and services and was initially effective for a six-year period beginning in 2011, with the excise tax rate declining in each year (from 4% in 2011 to 1% in 2016). During the three months ended March 31, 2013, the Puerto Rico government enacted an amendment to the excise tax legislation which increased the excise tax rate to a flat 4% effective July 1, 2013 through December 31, 2017. We account for the excise tax as a manufacturing cost that is capitalized in inventory and expensed in cost of sales when the related products are sold. For U.S. income tax purposes, the excise tax results in foreign tax credits that are generally recognized in our provision for income taxes when the excise tax is incurred. Excluding the impact of the Puerto Rico excise tax, our effective tax rates for the three and nine months ended September 30, 2013, would have been 13.8% and 9.8%, respectively, compared with 17.7% and 18.3% for the corresponding periods of the prior year.
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
During the three and nine months ended September 30, 2013, the gross amount of our UTBs increased by approximately $85 million and $240 million, respectively, as a result of tax positions taken during the current year. Also, our UTBs decreased by approximately $200 million in the nine months ended September 30, 2013, due to settlement of federal and state tax matters in the first and second quarter. The settlements resulted in recognition of net tax benefits of approximately $195 million for the nine months ended September 30, 2013 including interest, penalties and the federal benefit of state taxes. Substantially all of the UTBs as of September 30, 2013, if recognized, would affect our effective tax rate. As of September 30, 2013, we believe it is reasonably possible that our gross liabilities for UTBs may decrease by approximately $70 million within the succeeding 12 months due to the resolution of state audits.
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
The computation for basic and diluted EPS was as follows (in millions, except per share data):

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Income (Numerator):
Net income for basic and diluted EPS	$1,368	$1,107	$4,060	$3,557

Shares (Denominator):
Weighted-average shares for basic EPS	754	771	752	779
Effect of dilutive securities	12	12	12	10
Weighted-average shares for diluted EPS	766	783	764	789

Basic EPS	$1.81	$1.44	$5.40	$4.57
Diluted EPS	$1.79	$1.41	$5.31	$4.51
For the three and nine months ended September 30, 2013, the number of anti-dilutive shares of our common stock excluded from the computation of diluted EPS were not material. For the three and nine months ended September 30, 2012, there were employee stock-based awards, calculated on a weighted-average basis, to acquire 1 million and 8 million shares of our common stock, respectively, that are not included in the computation of diluted EPS because their impact would have been anti-dilutive.

5. Available-for-sale investments
The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair values of available-for-sale investments by type of security were as follows (in millions):

Type of security as of September 30, 2013	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
U.S. Treasury securities	$6,172	$5	$(4)	$6,173
Other government-related debt securities:
U.S.	1,130	—	(8)	1,122
Foreign and other	1,234	12	(38)	1,208
Corporate debt securities:
Financial	3,455	30	(25)	3,460
Industrial	3,457	29	(28)	3,458
Other	335	4	(2)	337
Residential mortgage-backed securities	1,410	3	(16)	1,397
Other mortgage- and asset-backed securities	1,491	—	(39)	1,452
Money market mutual funds	6,907	—	—	6,907
Total interest-bearing securities	25,591	83	(160)	25,514
Equity securities	72	19	—	91
Total available-for-sale investments	$25,663	$102	$(160)	$25,605

Type of security as of December 31, 2012	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
U.S. Treasury securities	$4,443	$15	$—	$4,458
Other government-related debt securities:
U.S.	1,018	12	—	1,030
Foreign and other	1,549	60	(1)	1,608
Corporate debt securities:
Financial	3,266	96	(1)	3,361
Industrial	4,283	100	(3)	4,380
Other	441	11	—	452
Residential mortgage-backed securities	1,828	9	(8)	1,829
Other mortgage- and asset-backed securities	1,769	7	(9)	1,767
Money market mutual funds	2,620	—	—	2,620
Other short-term interest-bearing securities	2,186	—	—	2,186
Total interest-bearing securities	23,403	310	(22)	23,691
Equity securities	52	2	—	54
Total available-for-sale investments	$23,455	$312	$(22)	$23,745

The fair values of available-for-sale investments by classification in the Condensed Consolidated Balance Sheets were as follows (in millions):

Classification in the Condensed Consolidated Balance Sheets	September 30, 2013	December 31, 2012
Cash and cash equivalents	$7,830	$2,887
Marketable securities	14,277	20,804
Other assets — noncurrent	91	54
Restricted investments	3,407	—
Total available-for-sale investments	$25,605	$23,745
Cash and cash equivalents in the table above excludes cash of $451 million and $370 million as of September 30, 2013, and December 31, 2012, respectively. Restricted investments in the table above excludes $4 million of interest receivable related to ATL Holdings as of September 30, 2013.
The fair values of available-for-sale interest-bearing security investments by contractual maturity, except for mortgage- and asset- backed securities that do not have a single maturity date, were as follows (in millions):

Contractual maturity	September 30, 2013	December 31, 2012
Maturing in one year or less	$10,820	$7,175
Maturing after one year through three years	4,671	5,014
Maturing after three years through five years	5,742	6,286
Maturing after five years through ten years	1,432	1,620
Mortgage- and asset-backed securities	2,849	3,596
Total interest-bearing securities	$25,514	$23,691
For the three months ended September 30, 2013 and 2012, realized gains totaled $24 million and $31 million, respectively, and realized losses totaled $26 million and $11 million, respectively. For the nine months ended September 30, 2013 and 2012, realized gains totaled $142 million and $147 million, respectively, and realized losses totaled $70 million and $41 million, respectively. The cost of securities sold is based on the specific identification method. Substantially all of our available-for-sale investments that were in an unrealized loss position, which totaled $160 million as of September 30, 2013, have been in a continuous unrealized loss position for less than 12 months. These investments had an aggregate fair value of $8.5 billion as of September 30, 2013.
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
We review our available-for-sale investments for other-than-temporary declines in fair value below our cost basis each quarter and whenever events or changes in circumstances indicate that the cost basis of an asset may not be recoverable. This evaluation is based on a number of factors, including the length of time and the extent to which the fair value has been below our cost basis and adverse conditions related specifically to the security, including any changes to the credit rating of the security. As of September 30, 2013, and December 31, 2012, we believe the cost bases for our available-for-sale investments were recoverable in all material respects.

6. Inventories
Inventories consisted of the following (in millions):

	September 30, 2013	December 31, 2012
Raw materials	$218	$192
Work in process	1,807	1,723
Finished goods	813	829
Total inventories	$2,838	$2,744
7. Financing arrangements
The carrying values and the fixed contractual coupon rates of our long-term borrowings were as follows (in millions):

	September 30, 2013	December 31, 2012
0.375% convertible notes due 2013 (0.375% 2013 Convertible Notes)	$—	$2,488
1.875% notes due 2014 (1.875% 2014 Notes)	1,000	1,000
4.85% notes due 2014 (4.85% 2014 Notes)	1,000	1,000
2.30% notes due 2016 (2.30% 2016 Notes)	749	749
2.50% notes due 2016 (2.50% 2016 Notes)	999	999
2.125% notes due 2017 (2.125% 2017 Notes)	1,248	1,248
5.85% notes due 2017 (5.85% 2017 Notes)	1,099	1,099
6.15% notes due 2018 (6.15% 2018 Notes)	500	499
Master Repurchase Agreement obligation due 2018	3,100	—
4.375% euro-denominated notes due 2018 (4.375% 2018 euro Notes)	741	723
5.70% notes due 2019 (5.70% 2019 Notes)	999	999
2.125% euro-denominated notes due 2019 (2.125% 2019 euro Notes)	910	887
4.50% notes due 2020 (4.50% 2020 Notes)	300	300
3.45% notes due 2020 (3.45% 2020 Notes)	898	897
4.10% notes due 2021 (4.10% 2021 Notes)	998	998
3.875% notes due 2021 (3.875% 2021 Notes)	1,746	1,745
3.625% notes due 2022 (3.625% 2022 Notes)	747	747
5.50% pound-sterling-denominated notes due 2026 (5.50% 2026 pound sterling Notes)	763	763
4.00% pound-sterling-denominated notes due 2029 (4.00% 2029 pound sterling Notes)	1,118	1,117
6.375% notes due 2037 (6.375% 2037 Notes)	899	899
6.90% notes due 2038 (6.90% 2038 Notes)	499	499
6.40% notes due 2039 (6.40% 2039 Notes)	996	996
5.75% notes due 2040 (5.75% 2040 Notes)	697	697
4.95% notes due 2041 (4.95% 2041 Notes)	596	595
5.15% notes due 2041 (5.15% 2041 Notes)	2,232	2,232
5.65% notes due 2042 (5.65% 2042 Notes)	1,244	1,244
5.375% notes due 2043 (5.375% 2043 Notes)	1,000	1,000
Other notes	111	109
Total debt	27,189	26,529
Less current portion	(11)	(2,495)
Total noncurrent debt	$27,178	$24,034
In connection with the acquisition of Onyx Pharmaceuticals, Inc. (Onyx), we entered into a Master Repurchase Agreement and a Term Loan Credit Facility described below. See Note 12, Subsequent event.

Master Repurchase Agreement
We entered into a Master Repurchase Agreement (Repurchase Agreement) pursuant to which Amgen sold 34,097 Class A preferred shares of one of its wholly-owned subsidiaries, ATL Holdings, to the counterparty on September 30, 2013. The Class A preferred shares have a liquidation preference of $100,000 per share. Pursuant to the Repurchase Agreement, we are obligated to repurchase the Class A preferred shares from the counterparty for the aggregate sale price of $3.1 billion, plus any accrued and unpaid payment obligations described below, on September 28, 2018. The $3.1 billion obligation to repurchase the preferred shares is accounted for as long-term debt on our Condensed Consolidated Balance Sheet. Debt issuance costs of $26 million incurred with respect to this transaction will be amortized over the life of the Repurchase Agreement.
Under the Repurchase Agreement, we are obligated to make payments to the counterparty based on the sale price of the outstanding preferred shares at a floating interest rate based on the London Interbank Offered Rate (LIBOR) plus 1.1%. The Repurchase Agreement contains customary events of default, and we have the right to repurchase all or a portion of the Class A preferred shares at any time prior to September 28, 2018, the required repurchase date for the Class A preferred shares.
Term Loan Credit Facility
On October 1, 2013, we borrowed $5.0 billion under a Term Loan Credit Facility which bears interest at a floating rate based on LIBOR plus additional interest, initially 1%, which can vary based on the credit ratings assigned to our long-term debt by Standard & Poor’s Financial Services LLC (S&P) and Moody’s Investor Service, Inc. (Moody’s). A portion of the principal amount of this debt is to be repaid at the end of each quarter equal to 2.5% of the original amount of the loan, or $125 million, with the balance due on October 1, 2018. The outstanding balance of this loan may be prepaid in whole or in part at any time without penalty. This credit facility includes the same financial covenant as our revolving credit facility with respect to our level of borrowings in relation to our equity, as defined.
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
8. Stockholders’ equity
Stock repurchase program
Activity under our stock repurchase program was as follows (in millions):

	2013		2012
	Shares	Dollars	Shares	Dollars
First quarter	9.1	$771	21.0	$1,429
Second quarter	—	—	17.4	1,203
Third quarter	—	—	9.7	797
Total stock repurchases	9.1	$771	48.1	$3,429
As of September 30, 2013, $1.6 billion remained available under our Board of Directors-approved stock repurchase program.
Dividends
On December 13, 2012, the Board of Directors declared a quarterly cash dividend of $0.47 per share of common stock, which was paid on March 7, 2013. On March 6, 2013, the Board of Directors declared a quarterly cash dividend of $0.47 per share of common stock, which was paid on June 7, 2013. On July 26, 2013, the Board of Directors declared a quarterly cash dividend of $0.47 per share of common stock, which was paid on September 6, 2013. On October 16, 2013, the Board of Directors declared a quarterly cash dividend of $0.47 per share of common stock, which will be paid on December 6, 2013 to all stockholders of record as of the close of business on November 14, 2013.

Accumulated other comprehensive income
The components of AOCI were as follows (in millions):

	Foreign currency translation	Cash flow hedges	Available-for-sale securities	Other	AOCI
Balance as of December 31, 2012	$12	$(35)	$183	$(14)	$146
Foreign currency translation adjustments	(36)	—	—	—	(36)
Unrealized gains (losses)	—	(25)	(32)	1	(56)
Reclassification adjustments to income	—	144	(67)	—	77
Income taxes	13	(44)	37	—	6
Balance as of March 31, 2013	(11)	40	121	(13)	137
Foreign currency translation adjustments	(39)	—	—	—	(39)
Unrealized gains (losses)	—	53	(318)	—	(265)
Reclassification adjustments to income	—	(18)	(7)	—	(25)
Income taxes	14	(13)	120	—	121
Balance as of June 30, 2013	(36)	62	(84)	(13)	(71)
Foreign currency translation adjustments	18	—	—	—	18
Unrealized gains (losses)	—	26	74	(2)	98
Reclassification adjustments to income	—	(159)	2	—	(157)
Income taxes	(6)	49	(28)	—	15
Balance as of September 30, 2013	$(24)	$(22)	$(36)	$(15)	$(97)
The reclassifications out of AOCI to Net income were as follows (in millions):

	Amounts reclassified out of AOCI
	Three months ended	Nine months ended
Components of AOCI	September 30, 2013	September 30, 2013	Line item affected in the Statements of Income
Cash flow hedges:
Foreign currency contract gains	$6	$9	Product sales
Cross-currency swap contract gains	153	25	Interest and other income, net
Forward interest rate contract losses	—	(1)	Interest expense, net
	159	33	Total before income tax
	(59)	(13)	Tax (expense)/benefit
	$100	$20	Net of taxes
Available-for-sale securities:
Net realized gains (losses)	$(2)	$72	Interest and other income, net
	1	(27)	Tax (expense)/benefit
	$(1)	$45	Net of taxes

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

The fair value of each major class of the Company’s financial assets and liabilities measured at fair value on a recurring basis was as follows (in millions):

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Fair value measurement
as of September 30, 2013, using:				Total
Assets:
Available-for-sale investments:
U.S. Treasury securities	$6,173	$—	$—	$6,173
Other government-related debt securities:
U.S.	—	1,122	—	1,122
Foreign and other	—	1,208	—	1,208
Corporate debt securities:
Financial	—	3,460	—	3,460
Industrial	—	3,458	—	3,458
Other	—	337	—	337
Residential mortgage-backed securities	—	1,397	—	1,397
Other mortgage- and asset-backed securities	—	1,452	—	1,452
Money market mutual funds	6,907	—	—	6,907
Equity securities	91	—	—	91
Derivatives:
Foreign currency contracts	—	36	—	36
Cross-currency swap contracts	—	133	—	133
Interest rate swap contracts	—	13	—	13
Total assets	$13,171	$12,616	$—	$25,787

Liabilities:
Derivatives:
Foreign currency contracts	$—	$71	$—	$71
Cross-currency swap contracts	—	7	—	7
Interest rate swap contracts	—	97	—	97
Contingent consideration obligations in connection with a business combination	—	—	332	332
Total liabilities	$—	$175	$332	$507

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Fair value measurement
as of December 31, 2012, using:				Total
Assets:
Available-for-sale investments:
U.S. Treasury securities	$4,458	$—	$—	$4,458
Other government-related debt securities:
U.S.	—	1,030	—	1,030
Foreign and other	—	1,608	—	1,608
Corporate debt securities:
Financial	—	3,361	—	3,361
Industrial	—	4,380	—	4,380
Other	—	452	—	452
Residential mortgage-backed securities	—	1,829	—	1,829
Other mortgage- and asset-backed securities	—	1,767	—	1,767
Money market mutual funds	2,620	—	—	2,620
Other short-term interest-bearing securities	—	2,186	—	2,186
Equity securities	54	—	—	54
Derivatives:
Foreign currency contracts	—	46	—	46
Cross-currency swap contracts	—	65	—	65
Total assets	$7,132	$16,724	$—	$23,856

Liabilities:
Derivatives:
Foreign currency contracts	$—	$59	$—	$59
Cross-currency swap contracts	—	6	—	6
Contingent consideration obligations in connection with a business combination	—	—	221	221
Total liabilities	$—	$65	$221	$286
The fair values of our U.S. Treasury securities, money market mutual funds and equity securities are based on quoted market prices in active markets with no valuation adjustment.
Most of our other government-related and corporate debt securities are investment grade with maturity dates of five years or less from the balance sheet date. Our other government-related debt securities portfolio is composed of securities with weighted-average credit ratings of A+ by S&P, AA- or equivalent by Moody's or Fitch, Inc. (Fitch); and our corporate debt securities portfolio has a weighted-average credit rating of A- or equivalent by S&P, BBB+ by Moody's or Fitch. We estimate the fair values of these securities by taking into consideration valuations obtained from third-party pricing services. The pricing services utilize industry standard valuation models, including both income- and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities; issuer credit spreads; benchmark securities; and other observable inputs.
Our residential mortgage-, other mortgage- and asset-backed securities portfolio is composed entirely of senior tranches, with credit ratings of AAA by S&P, Moody's or Fitch. We estimate the fair values of these securities by taking into consideration valuations obtained from third-party pricing services. The pricing services utilize industry standard valuation models, including both income- and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities; issuer credit spreads; benchmark securities; prepayment/default projections based on historical data; and other observable inputs.
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
We revalue these contingent consideration obligations each reporting period until the related contingencies are resolved. We estimate the fair values of these obligations by using a combination of probability-adjusted discounted cash flows, option pricing techniques and a simulation model of expected annual sales. Quarterly, management in our R&D and commercial sales organizations review key assumptions used in the fair value measurements of these obligations. In the absence of any significant changes in key assumptions, the changes in fair values of these contingent consideration obligations reflect the passage of time and changes in our credit risk adjusted rate used to discount obligations to present value. During the three months ended June 30, 2013, there were increases in management's estimates of the probabilities of completing the BLA filing and receiving approval to market talimogene laherparepvec in specified patient populations in the United States and EU. Due primarily to these changes in key assumptions, the estimated aggregate fair value of the contingent consideration obligations increased $111 million during the nine months ended September 30, 2013. There was no change in the estimated aggregate fair value of the contingent consideration obligations during the three months ended September 30, 2013. During the three and nine months ended September 30, 2012, the estimated aggregate fair value of the contingent consideration obligations increased $2 million and $5 million, respectively. Changes in contingent consideration obligations were recorded in Other operating expenses in the Condensed Consolidated Statements of Income.
There have been no transfers of assets or liabilities between the fair value measurement levels, and there were no material remeasurements to fair value during the nine months ended September 30, 2013 and 2012, of assets and liabilities that are not measured at fair value on a recurring basis.
Summary of the fair value of other financial instruments
Cash equivalents
The estimated fair values of cash equivalents approximate their carrying values due to the short-term nature of these financial instruments.
Borrowings
We estimated the fair values of our long-term notes (Level 2) by taking into consideration indicative prices obtained from a third-party financial institution that utilizes industry standard valuation models, including both income- and market-based approaches, for which all significant inputs are observable either directly or indirectly. These inputs include reported trades of and broker/dealer quotes on the same or similar securities; credit spreads; benchmark yields; foreign currency exchange rates, as applicable; and other observable inputs. As of September 30, 2013, and December 31, 2012, the aggregate fair values of our long-term debt were $28.3 billion and $29.9 billion, respectively, and the carrying values were $27.2 billion and $26.5 billion, respectively.
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
Cash flow hedges
We are exposed to possible changes in the values of certain anticipated foreign currency cash flows resulting from changes in foreign currency exchange rates, associated primarily with our euro-denominated international product sales. Increases and decreases in the cash flows associated with our international product sales due to movements in foreign currency exchange rates are offset partially by the corresponding increases and decreases in our international operating expenses resulting from these foreign currency exchange rate movements. To further reduce our exposure to foreign currency exchange rate fluctuations on our international product sales, we enter into foreign currency forward and option contracts to hedge a portion of our projected international product sales primarily over a three-year time horizon, with, at any given point in time, a higher percentage of nearer-term projected product sales being hedged than in successive periods. As of September 30, 2013, and December 31, 2012, we had open foreign currency forward contracts with notional amounts of $3.8 billion and $3.7 billion, respectively, and open foreign currency option contracts with notional amounts of $210 million and $200 million, respectively. These foreign currency forward and option contracts, primarily euro based, have been designated as cash flow hedges, and accordingly, the effective portions of the unrealized gains and losses on these contracts are reported in AOCI in the Condensed Consolidated Balance Sheets and reclassified to earnings in the same periods during which the hedged transactions affect earnings.
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

The effective portion of the unrealized gain/(loss) recognized in other comprehensive income for our derivative instruments designated as cash flow hedges was as follows (in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
Derivatives in cash flow hedging relationships	2013	2012	2013	2012
Foreign currency contracts	$(137)	$(127)	$(16)	$(25)
Cross-currency swap contracts	163	38	70	11
Forward interest rate contracts	—	—	—	(7)
Total	$26	$(89)	$54	$(21)
The location in the Condensed Consolidated Statements of Income and the effective portion of the gain/(loss) reclassified out of AOCI into earnings for our derivative instruments designated as cash flow hedges were as follows (in millions):

		Three months ended		Nine months ended
		September 30,		September 30,
Derivatives in cash flow hedging relationships	Statements of Income location	2013	2012	2013	2012
Foreign currency contracts	Product sales	$6	$38	$9	$67
Cross-currency swap contracts	Interest and other income, net	153	58	25	54
Forward interest rate contracts	Interest expense, net	—	—	(1)	(1)
Total		$159	$96	$33	$120
No portions of our cash flow hedge contracts are excluded from the assessment of hedge effectiveness, and the gains and losses on the ineffective portions of these hedging instruments were not material for the three and nine months ended September 30, 2013 and 2012. As of September 30, 2013, the amounts expected to be reclassified out of AOCI into earnings over the next 12 months are approximately $20 million of net losses on our foreign currency and cross-currency swap contracts and approximately $1 million of losses on forward interest rate contracts.
Fair value hedges
To achieve a desired mix of fixed and floating interest rates on our long-term debt, we entered into interest rate swap contracts, which qualified and were designated as fair value hedges. The terms of these interest rate swap contracts corresponded to the related hedged debt instruments and effectively converted a fixed interest rate coupon to a floating LIBOR-based coupon over the lives of the respective notes. Due to historically low interest rates, during the three months ended June 30, 2012, we terminated our interest rate swap contracts with an aggregate notional amount of $3.6 billion with respect to our 4.85% 2014 Notes, 5.85% 2017 Notes, 6.15% 2018 Notes and 5.70% 2019 Notes with rates that ranged from LIBOR plus 0.3% to LIBOR plus 2.6%.
During the three months ended March 31, 2013, we entered into interest rate swap contracts with an aggregate notional amount of $2.5 billion with respect to our 3.875% 2021 Notes and our 3.625% 2022 Notes. During the three months ended June 30, 2013, we entered into interest rate swap contracts with an aggregate notional amount of $1.9 billion with respect to our 3.45% 2020 Notes and our 4.10% 2021 Notes. The contracts have rates that range from three-month LIBOR plus 1.1% to three-month LIBOR plus 2.0%.
For derivative instruments that are designated and qualify as fair value hedges, the unrealized gain or loss on the derivative resulting from the change in fair value during the period as well as the offsetting unrealized loss or gain of the hedged item resulting from the change in fair value during the period attributable to the hedged risk is recognized in current earnings. For the three and nine months ended September 30, 2013, we included the unrealized losses on the hedged debt of $7 million and gains of $84 million, respectively, in the same line item, Interest expense, net, in the Condensed Consolidated Statements of Income, as the offsetting unrealized gains of $7 million and losses of $84 million, respectively, on the related interest rate swap contracts. For the nine months ended September 30, 2012, we included the unrealized losses on the hedged debt of $20 million in the same line item, Interest expense, net, in the Condensed Consolidated Statements of Income, as the offsetting unrealized gains of $20 million on the related interest rate swap contracts.

Derivatives not designated as hedges
We enter into foreign currency forward contracts that are not designated as hedging transactions to reduce our exposure to foreign currency fluctuations of certain assets and liabilities denominated in foreign currencies. These exposures are hedged on a month-to-month basis. As of September 30, 2013, and December 31, 2012, the total notional amounts of these foreign currency forward contracts were $694 million and $629 million, respectively.
The location in the Condensed Consolidated Statements of Income and the amount of gain/(loss) recognized in earnings for our derivative instruments not designated as hedging instruments were as follows (in millions):

		Three months ended		Nine months ended
		September 30,		September 30,
Derivatives not designated as hedging instruments	Statements of Income location	2013	2012	2013	2012
Foreign currency contracts	Interest and other income, net	$15	$3	$10	$13

The fair values of derivatives included in the Condensed Consolidated Balance Sheets were as follows (in millions):

	Derivative assets		Derivative liabilities
September 30, 2013	Balance Sheet location	Fair value	Balance Sheet location	Fair value
Derivatives designated as hedging instruments:
Cross-currency swap contracts	Other current assets/ Other noncurrent assets	$133	Accrued liabilities/ Other noncurrent liabilities	$7
Foreign currency contracts	Other current assets/ Other noncurrent assets	36	Accrued liabilities/ Other noncurrent liabilities	71
Interest rate swap contracts	Other current assets/ Other noncurrent assets	13	Accrued liabilities/ Other noncurrent liabilities	97
Total derivatives designated as hedging instruments		182		175
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	—	Accrued liabilities	—
Total derivatives not designated as hedging instruments		—		—
Total derivatives		$182		$175

	Derivative assets		Derivative liabilities
December 31, 2012	Balance Sheet location	Fair value	Balance Sheet location	Fair value
Derivatives designated as hedging instruments:
Cross-currency swap contracts	Other current assets/ Other noncurrent assets	$65	Accrued liabilities/ Other noncurrent liabilities	$6
Foreign currency contracts	Other current assets/ Other noncurrent assets	45	Accrued liabilities/ Other noncurrent liabilities	58
Total derivatives designated as hedging instruments		110		64
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	1	Accrued liabilities	1
Total derivatives not designated as hedging instruments		1		1
Total derivatives		$111		$65
Our derivative contracts that were in liability positions as of September 30, 2013, contain certain credit-risk-related contingent provisions that would be triggered if: (i) we were to undergo a change in control and (ii) our or the surviving entity’s creditworthiness deteriorates, which is generally defined as having either a credit rating that is below investment grade or a materially weaker creditworthiness after the change in control. If these events were to occur, the counterparties would have the right, but not the obligation, to close the contracts under early-termination provisions. In such circumstances, the counterparties could request immediate settlement of these contracts for amounts that approximate the then current fair values of the contracts. In addition, our derivative contracts are not subject to any type of master netting arrangement, and amounts due to or from a counterparty under these contracts may only be offset against other amounts due to or from the same counterparty if an event of default or termination, as defined, were to occur.
The cash flow effects of our derivatives contracts for the nine months ended September 30, 2013 and 2012, are included within Net cash provided by operating activities in the Condensed Consolidated Statements of Cash Flows.
11. Contingencies and commitments
Contingencies
In the ordinary course of business, we are involved in various legal proceedings and other matters, including those discussed in this Note, that are complex in nature and have outcomes that are difficult to predict. See Note 18, Contingencies and commitments to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2012, and Note 11, Contingencies and commitments to our condensed consolidated financial statements in our Quarterly Reports on Form 10-Q for the periods ended March 31, 2013 and June 30, 2013 for further discussion of certain of our legal proceedings and other matters.
We record accruals for loss contingencies to the extent that we conclude that it is probable that a liability has been incurred and the amount of the related loss can be reasonably estimated. We evaluate, on a quarterly basis, developments in legal proceedings and other matters that could cause an increase or decrease in the amount of the liability that has been accrued previously.
Our legal proceedings range from cases brought by a single plaintiff to class actions with thousands of putative class members. These legal proceedings, as well as other matters, involve various aspects of our business and a variety of claims (including but not limited to patent infringement, marketing, pricing and trade practices and securities law), some of which present novel factual allegations and/or unique legal theories. In each of the matters described in this filing, in Note 18 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2012, or in Note 11 to our condensed consolidated financial statements in our Quarterly Reports on Form 10-Q for the periods ended March 31, 2013, and June 30, 2013, plaintiffs seek an award of a not-yet-quantified amount of damages or an amount that is not material. In addition, a number of the matters pending against us are at very early stages of the legal process (which in complex proceedings of the sort faced by us often extend for several years). As a result, none of the matters described in these filings have progressed sufficiently through discovery and/or development of important factual information and legal issues to enable us to estimate a range of possible loss, if any, or such amounts are not material. While it is not possible to accurately predict or determine the eventual outcomes of these items, an adverse determination in one or more of these items currently pending could have a material adverse effect on our consolidated results of operations, financial position or cash flows.

Certain recent developments concerning our legal proceedings and other matters are discussed below:
Sandoz Patent Litigation
As previously disclosed, Sandoz, Inc. filed a complaint against Amgen and Hoffman-La Roche, Inc. (Roche) alleging that U.S. Patent Nos. 8,063,182 and 8,163,522 are invalid and seeking a declaratory judgment of non-infringement, invalidity and unenforceability of the '182 and '522 patents. On August 16, 2013, Amgen and Roche filed a motion to dismiss Sandoz’s complaint for lack of subject matter jurisdiction. A hearing on the motion to dismiss is set for November 15, 2013.
Onyx Litigation
Between August 28, 2013 and September 16, 2013, nine plaintiffs filed purported class action lawsuits against Onyx, its directors, Amgen and Arena Acquisition Company, and unnamed “John Doe” defendants in connection with Amgen’s acquisition of Onyx. Seven of those purported class actions were brought in the Superior Court of the State of California for the County of San Mateo, captioned Lawrence I. Silverstein and Phil Rosen v. Onyx Pharmaceuticals, Inc., et al. (August 28, 2013) (“Silverstein”), Laura Robinson v. Onyx Pharmaceuticals, Inc., et al. (originally filed in the Superior Court for the County of San Francisco on August 28, 2013, and re-filed in the Superior Court for the County of San Mateo on August 29, 2013) (“Robinson”), John Solak v. Onyx Pharmaceuticals, Inc., et al. (August 30, 2013), Louisiana Municipal Police Employees’ Retirement System and Hubert Chow v. Onyx Pharmaceuticals, Inc., et al. (September 3, 2013) (“Louisiana Municipal”), Laurine Jonopulos v. Onyx Pharmaceuticals, Inc., et al. (September 4, 2013) (“Jonopulos”), Clifford G. Martin v. Onyx Pharmaceuticals, Inc., et al. (September 9, 2013) (“Martin”) and Merrill L. Magowan v. Onyx Pharmaceuticals, Inc. et al. (September 9, 2013) (“Magowan”). The eighth and ninth purported class actions were brought in the Court of Chancery of the State of Delaware, captioned Mark D. Smilow, IRA v. Onyx Pharmaceuticals Inc., et al. (August 29, 2013) and William L. Fitzpatric v. Onyx Pharmaceuticals, Inc., et al. (September 16, 2013) (“Fitzpatric”). On September 5, 2013, the plaintiff in the John Solak case filed a request for dismissal of the case without prejudice. On September 10, 2013, the plaintiff in the Mark D. Smilow, IRA case filed a notice and proposed order of voluntary dismissal of the case without prejudice. On September 10, 2013, plaintiffs in the Silverstein and Louisiana Municipal cases filed an amended complaint alleging substantially the same claims and seeking substantially the same relief as in their individual purported class action lawsuits. Each of the lawsuits alleges that the Onyx director defendants breached their fiduciary duties to Onyx shareholders, and that the other defendants aided and abetted such breaches, by seeking to sell Onyx through an allegedly unfair process and for an unfair price and on unfair terms. The Magowan and Fitzpatric complaints and the amended complaint filed in the Silverstein and Louisiana Municipal cases also allege that the individual defendants breached their fiduciary duties with respect to the contents of the tender offer solicitation material. Each of the lawsuits seeks, among other things, equitable relief that would enjoin the consummation of the proposed merger, rescission of the merger agreement (to the extent it has already been implemented), and attorneys’ fees and costs, and certain of the lawsuits seek other relief. The Silverstein, Robinson, Louisiana Municipal and Jonopulos cases were designated as “complex” and assigned to the Honorable Marie S. Weiner, who subsequently entered an order consolidating the Silverstein, Robinson, Louisiana Municipal, Jonopulos, Martin and Magowan cases.
Federal Securities Litigation - In re Amgen Inc. Securities Litigation
The trial date for this securities class action lawsuit pending against Amgen has been set by the U.S. District Court for the Central District of California for June 1, 2015.
Government Investigations and Qui Tam Actions
As previously disclosed, Amgen accrued an immaterial amount to resolve the last remaining Original Qui Tam Action (as defined in Note 18, Contingencies and commitments to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2012). In September 2013, the U.S. District Court for the Eastern District of New York granted the government’s motion to dismiss the complaint of the relator plaintiffs based on prosecutorial discretion.
12. Subsequent event
On October 1, 2013, we completed our acquisition of Onyx, a publicly held biopharmaceutical company engaged in the development and commercialization of innovative therapies for improving the lives of people with cancer, which became a wholly owned subsidiary of Amgen. This transaction, which was accounted for as a business combination, provides us with an important and growing multiple myeloma franchise, with Kyprolis® (carfilzomib) for Injection already approved in the United States, and with oprozomib being evaluated in clinical trials for patients with hematologic malignancies. In addition, Onyx has collaborations with Bayer HealthCare Pharmaceuticals, Inc., for two of Bayer’s marketed oncology products: Nexavar® (sorafenib) tablets, for which Onyx and Bayer have a profit-sharing relationship, and Stivarga® (regorafenib) tablets, for which Onyx receives sales-based royalties from Bayer.  Onyx also has a collaboration with Pfizer related to palbociclib, an oncology product being developed by Pfizer for which Onyx will receive sales-based royalties.

The net cash consideration to acquire Onyx totaled approximately $9.7 billion which equals a price of $125 per share of common stock.
Given the timing of the closing of this transaction, we are currently in the process of valuing the assets acquired and liabilities assumed in the business combination. As a result, we are not yet able to provide the amounts to be recognized as of the acquisition date for the major classes of assets acquired and liabilities assumed and other related disclosures. We will include this and other related information in our 2013 Annual Report on Form 10-K.
We financed the transaction with approximately $1.6 billion cash on hand, $3.1 billion in bank debt issued on September 30, 2013, and $5.0 billion in bank debt issued on October 1, 2013. See Note 7, Financing arrangements.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-looking statements
This report and other documents we file with the SEC contain forward-looking statements that are based on current expectations, estimates, forecasts and projections about us, our future performance, our business, our beliefs and our management’s assumptions. In addition, we, or others on our behalf, may make forward-looking statements in press releases or written statements or in our communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls and conference calls. Such words as “expect,” “anticipate,” “outlook,” “could,” “target,” “project,” “intend,” “plan,” “believe,” “seek,” “estimate,” “should,” “may,” “assume,” and “continue,” as well as variations of such words and similar expressions, are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. We describe our respective risks, uncertainties and assumptions that could affect the outcome or results of operations in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. We have based our forward-looking statements on our management’s beliefs and assumptions based on information available to our management at the time the statements are made. We caution you that actual outcomes and results may differ materially from what is expressed, implied or forecast by our forward-looking statements. Reference is made in particular to forward-looking statements regarding product sales, regulatory activities, clinical trial results, reimbursement, expenses, EPS, liquidity and capital resources, trends and planned dividends and stock repurchases. Except as required under the federal securities laws and the rules and regulations of the SEC, we do not have any intention or obligation to update publicly any forward-looking statements after the distribution of this report, whether as a result of new information, future events, changes in assumptions or otherwise.
Overview
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to assist the reader in understanding Amgen’s business. MD&A is provided as a supplement to, and should be read in conjunction with, our Annual Report on Form 10-K for the year ended December 31, 2012 and our Quarterly Reports on Form 10-Q for the periods ended March 31, 2013, and June 30, 2013. Our results of operations discussed in MD&A are presented in conformity with GAAP.
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
Currently, we market primarily recombinant protein therapeutics for supportive cancer care, inflammation, nephrology and bone disease. Our principal products are Neulasta® (pegfilgrastim), NEUPOGEN® (filgrastim), Enbrel® (etanercept), XGEVA® (denosumab), Prolia® (denosumab) and our erythropoiesis-stimulating agents: Aranesp® (darbepoetin alfa) and EPOGEN® (epoetin alfa). Our product sales outside the United States consist principally of sales in Europe. For the three and nine months ended September 30, 2013, our principal products represented 89% and 88% of worldwide product sales, respectively, compared with 89% for the corresponding periods of the prior year. Our other marketed products include principally Sensipar®/Mimpara® (cinacalcet), Vectibix® (panitumumab) and Nplate® (romiplostim).

Significant developments
Following is a summary of selected significant developments affecting our business that have occurred since June 30, 2013. For additional developments or for a more comprehensive discussion of certain developments discussed below, see our Annual Report on Form 10-K for the year ended December 31, 2012 and our Quarterly Reports on Form 10-Q for the periods ended March 31, 2013, and June 30, 2013.
Acquisition

•
In October 2013, we acquired Onyx, a biopharmaceutical company engaged in the development and commercialization of innovative therapies for improving the lives of people with cancer. Onyx has an important and growing multiple myeloma franchise, with Kyprolis® (carfilzomib) for Injection already approved in the United States, and with oprozomib being evaluated in clinical trials for patients with hematologic malignancies. In addition, Onyx has collaborations with Bayer HealthCare Pharmaceuticals, Inc., for two of Bayer’s marketed oncology products: Nexavar® (sorafenib) tablets, for which Onyx and Bayer have a profit-sharing relationship, and Stivarga® (regorafenib) tablets, for which Onyx receives sales-based royalties from Bayer.  Onyx also has a collaboration with Pfizer related to palbociclib, an oncology product being developed by Pfizer for which Onyx will receive sales-based royalties. See Note 12, Subsequent event to the condensed consolidated financial statements.

We believe there is a significant opportunity to grow Kyprolis®. Ongoing studies to support and extend the position of Kyprolis® in multiple myeloma include:

•	The FOCUS trial, which could support the EU filing for the indication of relapsed/refractory multiple myeloma, is expected to read out in the first half of 2014.

•
The ASPIRE trial is the confirmatory trial for full U.S. approval as well as a registration-enabling study for relapsed multiple myeloma in the United States and the EU. The Independent Data Monitoring Committee review of interim analysis is projected to occur in the first half of 2014.

•	The ENDEAVOR trial compares Kyprolis® with Velcade® (bortezomib) in patients with relapsed multiple myeloma who have received one to three prior therapies.

•	The CLARION trial compares Kyprolis® with Velcade® in patients with newly diagnosed multiple myeloma.
Products/Pipeline
Vectibix®

•
In September 2013, we presented results from the phase 3 ASPECCT ('763) trial comparing Vectibix® with Erbitux® (cetuximab) for the treatment of wild-type KRAS metastatic colorectal cancer in patients who have not responded to chemotherapy. The study met its primary endpoint, demonstrating that panitumumab was non-inferior to cetuximab for overall survival. In Europe, the ASPECCT trial is a Specific Obligation for Vectibix® as part of the European Medicine Agency's conditional marketing authorization.

Trebananib

•
In October 2013, we announced that the primary analysis of the event-driven overall survival secondary endpoint from the ongoing pivotal phase 3 study in recurrent ovarian cancer (TRINOVA-1) is projected to occur in the second half of 2014.

•	In October 2013, we announced that enrollment has been closed in a phase 3 study in recurrent ovarian cancer (TRINOVA-2) due to DOXIL® (doxorubicin HCl liposome injection) supply issues.

•
In October 2013, we discussed that enrollment will be reduced in the phase 3 study in first-line ovarian cancer (TRINOVA-3) while maintaining the integrity of the primary endpoint (progression-free survival).

Evolocumab (AMG 145)

•	In October 2013, we announced that all of the pivotal lipid lowering studies of evolocumab have completed enrollment and that data are expected in the first quarter of 2014.
Brodalumab

•	In October 2013, we announced that all phase 3 studies in subjects with psoriasis have completed enrollment and that data are expected in 2014.

Ivabradine

•
In August 2013, we obtained the commercial rights in the United States to Servier's novel oral drug ivabradine. Ivabradine is approved in the EU for chronic heart failure and stable angina in patients with elevated heart rates, as well as approved in more than 100 other countries, excluding the United States.

Biosimilars

•	In October 2013, we announced that we commenced a pivotal study in subjects with psoriasis for our biosimilar Humira® (adalimumab).
Selected financial information
The following is an overview of our results of operations (in millions, except percentages and per share data):

	Three months ended			Nine months ended
	September 30,			September 30,
	2013	2012	Change	2013	2012	Change
Product sales:
U.S.	$3,625	$3,248	12%	$10,358	$9,500	9%
Rest-of-the-world (ROW)	1,022	953	7%	3,035	2,802	8%
Total product sales	4,647	4,201	11%	13,393	12,302	9%
Other revenues	101	118	(14)%	272	542	(50)%
Total revenues	$4,748	$4,319	10%	$13,665	$12,844	6%
Operating expenses	$3,060	$2,896	6%	$8,985	$8,355	8%
Operating income	$1,688	$1,423	19%	$4,680	$4,489	4%
Net income	$1,368	$1,107	24%	$4,060	$3,557	14%
Diluted EPS	$1.79	$1.41	27%	$5.31	$4.51	18%
Diluted shares	766	783	(2)%	764	789	(3)%
The increases in global product sales for the three and nine months ended September 30, 2013, were driven by ENBREL, Neulasta®, XGEVA® and Prolia®. Product sales included a $155-million order for NEUPOGEN® from the U.S. government in the third quarter. Product sales for the nine months ended September 30, 2013, also included a positive adjustment of $164 million to previous years' estimates for managed Medicaid rebates based on recent claims experience. In the United States, we pay rebates to the states for our products that are covered and reimbursed by state Medicaid programs. One of the provisions of the Affordable Care Act—a U.S. healthcare reform law that became effective in 2010—was the extension of the Medicaid drug rebate program to patients in Medicaid managed care insurance plans for whom rebates were not previously required. As we sell product, we estimate the amount of Medicaid rebate that will be paid by us based on the product sold, contractual terms, estimated patient population, historical experience and wholesaler inventory levels, and we accrue these rebates in the period the related sale is recorded. We then adjust the rebate accruals as more information becomes available and to reflect actual claims experience. Estimating such rebates is complicated, in part, due to the limited availability of actual claims data as a result of the time delay between the date of sale and the actual settlement of the liability, which can take more than one year.
Other revenues for the three months ended September 30, 2013, decreased slightly. The decrease in other revenues for the nine months ended September 30, 2013, was due primarily to revenue recognized in the prior year related to changes in our motesanib collaboration with Takeda and milestone payments received in the prior year from AstraZeneca and Astellas Pharma Inc.
The increases in operating expenses for the three and nine months ended September 30, 2013, were driven primarily by R&D and Selling, general & administrative (SG&A) spending.
Net income for the three months ended September 30, 2013, increased due primarily to higher operating income. The increase in net income for the nine months ended September 30, 2013, was due primarily to a lower effective income tax rate driven by tax benefits recognized in the first quarter as well as higher operating income.
The increases in diluted EPS for the three and nine months ended September 30, 2013, were driven primarily by an increase in net income and, to a lesser extent, by the favorable impact of our stock repurchase program in 2012 and the first quarter of 2013, which reduced the number of shares used to compute diluted EPS. We did not repurchase any shares during the second or third quarter of 2013.

Results of operations
Product sales
Worldwide product sales were as follows (dollar amounts in millions):

	Three months ended			Nine months ended
	September 30,			September 30,
	2013	2012	Change	2013	2012	Change
Neulasta®/NEUPOGEN®	$1,601	$1,355	18%	$4,383	$4,046	8%
ENBREL	1,155	1,079	7%	3,351	3,075	9%
Aranesp®	449	497	(10)%	1,441	1,551	(7)%
EPOGEN®	491	491	—%	1,428	1,462	(2)%
XGEVA®	261	201	30%	733	533	38%
Prolia®	178	110	62%	508	318	60%
Other products	512	468	9%	1,549	1,317	18%
Total product sales	$4,647	$4,201	11%	$13,393	$12,302	9%
Future sales of our products are influenced by a number of factors, some of which may impact sales of certain of our products more significantly than others. Such factors are discussed below and in the Overview, Item 1. Business — Marketed Products, Item 1A. Risk Factors and Item 7 — Product Sales in our Annual Report on Form 10-K for the year ended December 31, 2012.
Neulasta®/NEUPOGEN®
Total Neulasta®/NEUPOGEN® sales by geographic region were as follows (dollar amounts in millions):

	Three months ended			Nine months ended
	September 30,			September 30,
	2013	2012	Change	2013	2012	Change
Neulasta®— U.S.	$905	$824	10%	$2,629	$2,432	8%
Neulasta®— ROW	230	220	5%	665	666	—%
Total Neulasta®	1,135	1,044	9%	3,294	3,098	6%
NEUPOGEN®— U.S.	409	249	64%	918	756	21%
NEUPOGEN®— ROW	57	62	(8)%	171	192	(11)%
Total NEUPOGEN®	466	311	50%	1,089	948	15%
Total Neulasta®/NEUPOGEN®	$1,601	$1,355	18%	$4,383	$4,046	8%
The increase in global Neulasta® sales for the three months ended September 30, 2013, was driven by an increase in the average net sales price. The increase in global Neulasta® sales for the nine months ended September 30, 2013, was driven by an increase in the average net sales price, offset partially by a decline in units.
The increases in global NEUPOGEN® sales for the three and nine months ended September 30, 2013, were driven by a $155-million order from the U.S. government. Excluding the special order, sales for the three and nine months ended September 30, 2013, reflected decreases in unit demand, offset partially by increases in the average net sales price.
Our outstanding material U.S. patents for filgrastim (NEUPOGEN®) expire in December 2013. We expect to face competition in the United States beginning in the fourth quarter of 2013, which may have a material adverse impact over time on sales of NEUPOGEN® and Neulasta®.

ENBREL
Total ENBREL sales by geographic region were as follows (dollar amounts in millions):

	Three months ended			Nine months ended
	September 30,			September 30,
	2013	2012	Change	2013	2012	Change
ENBREL — U.S.	$1,073	$1,012	6%	$3,136	$2,881	9%
ENBREL — Canada	82	67	22%	215	194	11%
Total ENBREL	$1,155	$1,079	7%	$3,351	$3,075	9%
The increases in ENBREL sales for the three and nine months ended September 30, 2013, were driven primarily by increases in the average net sales price, offset partially by slight unit declines.
Aranesp®
Total Aranesp® sales by geographic region were as follows (dollar amounts in millions):

	Three months ended			Nine months ended
	September 30,			September 30,
	2013	2012	Change	2013	2012	Change
Aranesp® — U.S.	$171	$178	(4)%	$567	$595	(5)%
Aranesp® — ROW	278	319	(13)%	874	956	(9)%
Total Aranesp®	$449	$497	(10)%	$1,441	$1,551	(7)%
The decreases in global Aranesp® sales for the three and nine months ended September 30, 2013, were driven by a decline in units and we expect sales to continue trending slightly downward.
EPOGEN®
Total EPOGEN® sales were as follows (dollar amounts in millions):

	Three months ended			Nine months ended
	September 30,			September 30,
	2013	2012	Change	2013	2012	Change
EPOGEN® — U.S.	$491	$491	—%	$1,428	$1,462	(2)%
EPOGEN® sales for the three months ended September 30, 2013, were flat. EPOGEN® sales for the nine months ended September 30, 2013, declined 2%.
The Centers for Medicare & Medicaid Services was directed to reduce the dialysis services and the related end stage renal disease payment bundle amount effective January 1, 2014, under the American Taxpayer Relief Act enacted in January 2013. This change may have an adverse impact on EPOGEN® sales. A final ruling is expected in November.

XGEVA® and Prolia®
Total XGEVA® and total Prolia® sales by geographic region were as follows (dollar amounts in millions):

	Three months ended			Nine months ended
	September 30,			September 30,
	2013	2012	Change	2013	2012	Change
XGEVA® — U.S.	$194	$171	13%	$561	$466	20%
XGEVA® — ROW	67	30	*	172	67	*
Total XGEVA®	261	201	30%	733	533	38%
Prolia® — U.S.	109	68	60%	314	197	59%
Prolia® — ROW	69	42	64%	194	121	60%
Total Prolia®	178	110	62%	508	318	60%
Total XGEVA®/Prolia®	$439	$311	41%	$1,241	$851	46%
* Change in excess of 100%
The increases in global XGEVA® and Prolia® sales for the three and nine months ended September 30, 2013, were driven by unit growth reflecting increased segment share.
Sequentially, global XGEVA® sales increased 5% in the quarter ended September 30, 2013, compared with the quarter ended June 30, 2013, reflecting increased segment share. Global Prolia® sales decreased 5% during that same period, impacted by seasonality.
Other products
Other product sales by geographic region were as follows (dollar amounts in millions):

	Three months ended			Nine months ended
	September 30,			September 30,
	2013	2012	Change	2013	2012	Change
Sensipar® — U.S.	$183	$172	6%	$540	$462	17%
Sensipar®/Mimpara® — ROW	76	71	7%	242	232	4%
Vectibix® — U.S.	32	30	7%	90	92	(2)%
Vectibix® — ROW	75	58	29%	197	176	12%
Nplate® — U.S.	58	53	9%	175	157	11%
Nplate® — ROW	48	38	26%	132	110	20%
Other — ROW	40	46	(13)%	173	88	97%
Total other products	$512	$468	9%	$1,549	$1,317	18%
Total U.S. — other products	$273	$255	7%	$805	$711	13%
Total ROW — other products	239	213	12%	744	606	23%
Total other products	$512	$468	9%	$1,549	$1,317	18%

Operating expenses
Operating expenses were as follows (dollar amounts in millions):

	Three months ended			Nine months ended
	September 30,			September 30,
	2013	2012	Change	2013	2012	Change
Cost of sales	$788	$775	2%	$2,317	$2,277	2%
% of product sales	17.0%	18.4%		17.3%	18.5%
Research and development	$989	$880	12%	$2,834	$2,442	16%
% of product sales	21.3%	20.9%		21.2%	19.9%
Selling, general and administrative	$1,249	$1,131	10%	$3,663	$3,441	6%
% of product sales	26.9%	26.9%		27.4%	28.0%
Other	$34	$110	(69)%	$171	$195	(12)%
Cost of sales
Cost of sales decreased to 17.0% and 17.3% of product sales for the three and nine months ended September 30, 2013, respectively, driven by lower royalties and higher average net sales prices, offset partially by changes in product mix. The excise tax imposed by Puerto Rico on the gross intercompany purchase price of goods and services from our manufacturer in Puerto Rico also slightly contributed to the decreases as the tax rate declined from 4.0% in 2011 to 3.75% in 2012 and 2.75% in 2013. However, changes to the law have increased the rate effective July 1, 2013, back to 4.0%.
Excluding the impact of the excise tax, cost of sales would have been 15.0% and 15.4% of product sales for the three and nine months ended September 30, 2013, respectively, compared with 16.4% and 16.5% for the corresponding periods of the prior year.
See Note 3, Income taxes, to the condensed consolidated financial statements for further discussion of the Puerto Rico excise tax.
Research and development
The increase in R&D expenses for the three months ended September 30, 2013, was driven primarily by increased costs associated with supporting later-stage clinical programs of $133 million, particularly evolocumab and the $50 million upfront payment to Servier for the U.S. rights to ivabradine. These expenses were offset partially by reduced expenses associated with marketed product support of $24 million. Expenses related to Discovery Research and Translational Sciences activities were flat compared with the prior year.
The increase in R&D expenses for the nine months ended September 30, 2013, was driven primarily by increased costs associated with supporting later-stage clinical programs of $364 million, including evolocumab, and increases in Discovery Research and Translational Sciences activities of $65 million. These expenses were offset partially by reduced expenses associated with marketed product support of $37 million.
Selling, general and administrative
The increases in SG&A expenses for the three and nine months ended September 30, 2013, were driven by higher ENBREL profit share expenses of $46 million and $154 million, respectively; as well as $39 million and $88 million, respectively, related primarily to favorable changes to the estimated U.S. healthcare reform federal excise fee in the prior year.
Under our ENBREL collaboration agreement, we currently pay Pfizer a percentage of annual gross profits on our ENBREL sales in the United States and Canada attributable to all approved indications for ENBREL on a scale that increases as gross profits increase; however, we maintain a majority share of ENBREL profits. For the three and nine months ended September 30, 2013, expenses associated with the ENBREL profit share were $432 million and $1,235 million, respectively, compared with $386 million and $1,081 million for the corresponding periods of the prior year. After expiration of the co-promotion term on October 31, 2013, we will be required to pay Pfizer residual royalties on a declining percentage of net Enbrel sales in the United States and Canada of 12% through October 31, 2014, 11% through October 31, 2015 and 10% through October 31, 2016.
Other
Other operating expenses for the three and nine months ended September 30, 2013, included certain charges related to our cost savings initiatives, primarily severance, of $35 million and $46 million, respectively.

Based on analysis of the results from the phase 3 trial for talimogene laherparepvec in melanoma, which met its primary endpoint, there were increases in management's estimates of the probabilities of completing the BLA filing and receiving approval to market talimogene laherparepvec in specified patient populations in the United States and the EU. Due primarily to these changes in key assumptions, the estimated aggregate fair value of the contingent consideration obligations increased during the nine months ended September 30, 2013, by $111 million and was recorded in Other operating expenses.
Other operating expenses for the three and nine months ended September 30, 2012, included certain charges related to our cost savings initiatives of $36 million and $106 million, due primarily to lease abandonment expenses, and legal proceedings charges of $53 million and $65 million, respectively.
Non-operating expenses/income and income taxes
Non-operating expenses/income and income taxes were as follows (dollar amounts in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Interest expense, net	$257	$271	$761	$762
Interest and other income, net	$72	$111	$332	$359
Provision for income taxes	$135	$156	$191	$529
Effective tax rate	9.0%	12.4%	4.5%	12.9%
Interest expense, net
The decrease in interest expense, net for the three months ended September 30, 2013, was due primarily to the settlement of the 0.375% 2013 Convertible Notes in February 2013, offset partially by financing fees paid in association with the acquisition of Onyx. Interest expense, net for the nine months ended September 30, 2013, was essentially flat as the decrease resulting from the settlement of our 0.375% 2013 Convertible Notes was offset by increases resulting from the higher average debt balance on other outstanding debt and financing fees paid in association with the acquisition of Onyx.
Interest and other income, net
The decrease in interest and other income, net for the three months ended September 30, 2013, was due primarily to higher net gains on sales of investments recognized in the prior year and lower portfolio investment returns. The decrease in interest and other income, net for the nine months ended September 30, 2013, was due primarily to higher net gains on sales of investments recognized in the prior year.
Income taxes
Our effective tax rates for the three and nine months ended September 30, 2013, were 9.0% and 4.5%, respectively, compared with 12.4% and 12.9% for the corresponding periods of the prior year. The decrease in our effective tax rate for the three months ended September 30, 2013, was due primarily to the current year reinstatement of the federal R&D tax credit and changes in the jurisdictional mix of income and expenses in 2013.
For the nine months ended September 30, 2013, the effective tax rate was reduced by two significant events that occurred during the three months ended March 31, 2013. First, the rate was reduced by the federal and state tax impacts of the settlement of our examination with the IRS related to years ended December 31, 2007, 2008 and 2009. The settlement resulted in a net tax benefit of approximately $185 million. Second, the rate was reduced by the reinstatement of the federal R&D tax credit for 2012 and 2013. The retroactive extension of the federal R&D tax credit for 2012 resulted in a net tax benefit of approximately $60 million.
Excluding the impact of the Puerto Rico excise tax, our effective tax rates for the three and nine months ended September 30, 2013, would have been 13.8% and 9.8%, respectively, compared with 17.7% and 18.3% for the corresponding periods of the prior year.
See Note 3, Income taxes, to the condensed consolidated financial statements for further discussion.

Financial condition, liquidity and capital resources
Selected financial data was as follows (in millions):

	September 30, 2013	December 31, 2012
Cash, cash equivalents and marketable securities	$22,558	$24,061
Receivable from sale of investments	560	—
Restricted investments	3,411	—
Total assets	57,073	54,298
Current portion of long-term debt	11	2,495
Long-term debt	27,178	24,034
Stockholders’ equity	21,728	19,060
The Company intends to continue to return capital to stockholders through the payment of cash dividends, reflecting our confidence in the future cash flows of our business. Whether and when we declare dividends and the size of any dividend could be affected by a number of factors. (See our Annual Report on Form 10-K for the year ended December 31, 2012, Item 1A. Risk Factors—There can be no assurance that we will continue to declare cash dividends or repurchase stock.) In December 2012, March 2013 and July 2013, the Board of Directors declared quarterly cash dividends of $0.47 per share of common stock, which were paid on March 7, June 7 and September 6, 2013, respectively. On October 16, 2013, the Board of Directors declared a quarterly cash dividend of $0.47 per share of common stock, which will be paid on December 6, 2013. During the nine months ended September 30, 2013, we repurchased 9.1 million shares of our common stock at an aggregate cost of $771 million at an average price of $85.03 per share. As of September 30, 2013, $1.6 billion remained available under our stock repurchase program; however, we do not expect to make any significant repurchases of our common stock during the remainder of 2013, 2014 and 2015.
We entered into a Repurchase Agreement pursuant to which Amgen sold 34,097 Class A preferred shares of one of its wholly-owned subsidiaries, ATL Holdings, to a counterparty on September 30, 2013. Pursuant to the Repurchase Agreement, we are obligated to repurchase the Class A preferred shares from the counterparty on or before September 28, 2018, for the aggregate sale price of $3.1 billion. Under the Repurchase Agreement, which is accounted for as long-term debt, we are obligated to make payments to the counterparty based on the sale price of the outstanding preferred shares at a floating interest rate of LIBOR plus 1.1%.
On October 1, 2013, we borrowed $5.0 billion under a Term Loan Credit Facility which bears interest at a floating rate based on LIBOR plus additional interest, initially 1%, which can vary based on the credit ratings assigned to our long-term debt by S&P and Moody’s. A portion of the principal amount of this debt is to be repaid at the end of each quarter equal to 2.5% of the original amount of the loan, or $125 million, with the balance due on October 1, 2018. This credit facility includes the same financial covenant as our revolving credit facility with respect to our level of borrowings in relation to our equity, as defined. For a discussion of the Repurchase Agreement and the Term Loan Credit Facility, see Note 7, Financing arrangements to the condensed consolidated financial statements.
The $8.1 billion of proceeds received under the Repurchase Agreement and the Term Loan Credit Facility and additional available cash was used to purchase Onyx on October 1, 2013. See Note 12, Subsequent event to the condensed consolidated financial statements.
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
We believe that existing funds, cash generated from operations and existing sources of and access to financing are adequate, for the foreseeable future, to satisfy: our needs for working capital; capital expenditure and debt service requirements; our plans to pay dividends; and other business initiatives we may strategically pursue, including acquisitions and licensing activities. We anticipate that our liquidity needs can be met through a variety of sources, including cash provided by operating activities, sales of marketable securities, borrowings through commercial paper and/or syndicated credit facilities and access to other domestic and foreign debt markets and equity markets. With respect to our U.S. operations, we believe that existing funds intended for use in the United States; cash generated from our U.S. operations, including intercompany payments and receipts; and existing sources of and access to financing (collectively referred to as U.S. funds) are adequate to continue to meet our U.S. obligations (including our plans to pay dividends with U.S. funds) for the foreseeable future. See our Annual Report on Form 10-K for the year ended December 31, 2012, Item 1A. Risk Factors – Global economic conditions may negatively affect us and may magnify certain risks that affect our business.
A significant portion of our operating cash flows is dependent on the timing of payments from our customers located in the United States and, to a lesser extent, our customers outside the United States, which include government-owned or -supported healthcare providers (government healthcare providers). Payments from these government healthcare providers are dependent in part on the economic stability and creditworthiness of their applicable country. Historically, some payments from a number of European government healthcare providers have extended beyond the contractual terms of sale, and regional economic uncertainty continues. In particular, credit and economic conditions in Southern Europe, particularly in Spain, Italy, Greece and Portugal, continue to adversely impact the timing of collections of our trade receivables in this region. As of September 30, 2013, accounts receivable in these four countries totaled $453 million, of which $352 million was past due. Although economic conditions in this region may continue to affect the average length of time it takes to collect payments, to date we have not incurred any significant losses related to these receivables; and the timing of payments in these countries has not had nor is it currently expected to have a material adverse impact on our overall operating cash flows. However, if government funding for healthcare were to become unavailable in these countries or if significant adverse adjustments to past payment practices were to occur, we might not be able to collect the entire balance of these receivables. We will continue working closely with these customers, monitoring the economic situation and taking appropriate actions as necessary.
Of our total cash, cash equivalents, marketable securities, receivable from sale of investments and restricted investments balances totaling $26.5 billion as of September 30, 2013, approximately $20.0 billion was generated from operations in foreign tax jurisdictions and is intended to be invested indefinitely outside of the United States. Under current tax laws, if these funds were repatriated for use in our U.S. operations, we would be required to pay additional U.S. federal and state income taxes at the applicable marginal tax rates.
Certain of our financing arrangements contain non-financial covenants. In addition, our revolving credit agreement includes a financial covenant with respect to the level of our borrowings in relation to our equity, as defined. We were in compliance with all applicable covenants under these arrangements as of September 30, 2013.
Cash flows
Our cash flow activities were as follows (in millions):

	Nine months ended September 30,
	2013	2012
Net cash provided by operating activities	$4,456	$5,070
Net cash provided by (used in) investing activities	1,649	(7,959)
Net cash (used in) provided by financing activities	(1,081)	1,766
Operating
Cash provided by operating activities has been and is expected to continue to be our primary recurring source of funds. Cash provided by operating activities during the nine months ended September 30, 2013, decreased due primarily to the receipt of $397 million of cash in the prior year period in connection with the termination of interest rate swap agreements and the timing of receipts from customers, including the impact of $197 million received under a government-funded program in Spain during the prior year period.
Investing
Cash provided by investing activities during the nine months ended September 30, 2013, was due primarily to net sales of marketable securities of $2.7 billion, offset partially by a restriction of investments of $526 million and capital expenditures of $492 million. Cash used in investing activities during the nine months ended September 30, 2012, was due primarily to net purchases of marketable securities of $5.4 billion, acquisitions of businesses, net of cash acquired of $2.0 billion and capital expenditures of $489 million. Capital expenditures during the nine months ended September 30, 2013 and 2012 were associated primarily with manufacturing capacity expansions in Ireland and Puerto Rico, as well as other site developments. We currently estimate 2013 spending on capital projects and equipment to be approximately $700 million.

Financing
Cash used in financing activities during the nine months ended September 30, 2013, was due primarily to the cash settlement of the $2.5 billion principal amount of the 0.375% 2013 Convertible Notes which matured/converted, repurchases of our common stock of $832 million and the payment of dividends of $1.1 billion, offset partially by the net proceeds from issuance of debt of $3.1 billion and net proceeds from issuance of common stock in connection with the Company's equity award programs of $268 million.
Cash provided by financing activities during the nine months ended September 30, 2012, was due primarily to the net proceeds from issuance of long-term debt of $4.9 billion and the net proceeds from issuance of common stock in connection with the Company's equity award programs of $1.1 billion, offset partially by repurchases of our common stock of $3.4 billion and the payment of dividends of $844 million.
See Note 7, Financing arrangements, and Note 8, Stockholders’ equity, to the condensed consolidated financial statements for further discussion.
Critical accounting policies
The preparation of our condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the notes to the financial statements. Some of those judgments can be subjective and complex, and therefore, actual results could differ materially from those estimates under different assumptions or conditions. A summary of our critical accounting policies is presented in Part II, Item 7, of our Annual Report on Form 10-K for the year ended December 31, 2012. There have been no material changes to our critical accounting policies during the nine months ended September 30, 2013.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information about our market risk is disclosed in Part II, Item 7A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, and is incorporated herein by reference. Except as discussed below, there have been no material changes during the nine months ended September 30, 2013, to the information provided in Part II, Item 7A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.
Interest rate sensitive financial instruments
To achieve a desired mix of fixed and floating rate debt, we entered into interest rate swap contracts with aggregate notional amounts of $2.5 billion and $1.9 billion during the three months ended March 31, 2013 and June 30, 2013, respectively, for an aggregate notional amount of $4.4 billion in contracts outstanding as of September 30, 2013. These derivative contracts qualify and have been designated for accounting purposes as fair value hedges and effectively convert a fixed rate interest coupon to a floating rate LIBOR-based coupon over the remaining lives of the hedged notes. A hypothetical 100 basis point increase in interest rates relative to interest rates at September 30, 2013, would have resulted in a reduction in fair value of approximately $310 million on our interest rate swap contracts on this date and would not result in a material effect on the related income or cash flows in the ensuing year.

Item 4.	CONTROLS AND PROCEDURES
We maintain “disclosure controls and procedures,” as such term is defined under Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in Amgen’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to Amgen’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, Amgen’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and, in reaching a reasonable level of assurance, Amgen’s management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation under the supervision and with the participation of our management, including Amgen’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Amgen’s disclosure controls and procedures. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2013.
Management determined that, as of September 30, 2013, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS
See Note 11, Contingencies and commitments, to the condensed consolidated financial statements included in our Quarterly Reports on Form 10-Q for the periods ended September 30, 2013, June 30, 2013, and March 31, 2013, for discussions that are limited to certain recent developments concerning our legal proceedings. Those discussions should be read in conjunction with Note 18, Contingencies and commitments, to our consolidated financial statements in Part IV of our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 1A.	RISK FACTORS
This report and other documents we file with the SEC contain forward-looking statements that are based on current expectations, estimates, forecasts and projections about us, our future performance, our business, our beliefs and our management’s assumptions. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. You should carefully consider the risks and uncertainties facing our business. We have described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, the primary risks related to our business and periodically update those risks for material developments. Those risks are not the only ones facing us. Our business is also subject to the risks that affect many other companies, such as employment relations, general economic conditions, geopolitical events and international operations. Further, additional risks not currently known to us or that we currently believe are immaterial may in the future materially and adversely affect our business, operations, liquidity and stock price.
Below, we are providing, in supplemental form, the material changes to our risk factors that occurred during the past quarter.  Our risk factors disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, provide additional disclosure and context for these supplemental risks and are incorporated herein by reference.
Our efforts to acquire other companies or products and to integrate their operations may not be successful, and may result in costs, delays or failures to realize the benefits of the transactions.
We have an ongoing process of evaluating potential merger, acquisition, partnering and in-license opportunities that we expect will contribute to our future growth and expand our geographic footprint, product offerings and/or our R&D pipeline. For example, on October 1, 2013, we acquired Onyx, a biopharmaceutical company with several currently marketed products as well as pipeline candidates going through the development process. Acquisitions may result in unanticipated costs, delays or other operational or financial problems related to integrating the acquired company and business with our company, which may result in the diversion of our management's attention from other business issues and opportunities. Failures or difficulties in integrating the operations of the businesses that we acquire, including their personnel, technology, compliance programs, financial systems, distribution and general business operations and procedures, while preserving important R&D, distribution, marketing, promotion and other relationships, may affect our ability to grow and may result in our incurring asset impairment or restructuring charges.

Item 5.	OTHER INFORMATION
As previously disclosed, on August 24, 2013, the Company entered into a Repurchase Agreement with Bank of America, N.A. (BANA), pursuant to which the Company subsequently sold to BANA 34,097 shares of Class A Preferred Stock (the Purchased Securities) of its wholly owned subsidiary ATL Holdings for an aggregate purchase price of $3.1 billion in cash. Under the Repurchase Agreement, the Company is obligated to repurchase from BANA, and BANA is obligated to resell to the Company, the Purchased Securities on the repurchase date, which is scheduled to be the date occurring five years after the initial sale of the Purchased Securities, for an aggregate repurchase price equal to the aggregate purchase price paid by BANA for such Purchased Securities (plus any accrued and unpaid interest equivalent). In connection with the Repurchase Agreement, the Company entered into an ancillary agreement (the Ancillary Agreement) with BANA, which contains a number of representations and covenants of the Company, including agreements by the Company intended to maintain the status of ATL Holdings as an entity distinct from the Company and its other subsidiaries. The material terms of the Repurchase Agreement and the Ancillary Agreement were disclosed in the Company’s current report on Form 8-K filed on August 26, 2013 (the August 26th 8-K).
On October 28, 2013, BANA transferred by novation to SMBC Repo Pass-Thru Trust 2013-1, an affiliate of Sumitomo Mitsui Banking Corporation, (SMBC) all of its rights and obligations under the Repurchase Agreement and the Ancillary Agreement related to the portion of the Purchased Securities represented by 10,230 shares of Class A Preferred Stock of ATL Holdings (the SMBC Novated Purchased Securities). To effect the novation, the Company entered into a novation agreement (the SMBC Novation Agreement) with BANA and SMBC, and a new master repurchase agreement (the SMBC Repo Agreement) and a new ancillary agreement (the SMBC Ancillary Agreement) with SMBC related to the SMBC Novated Purchased Securities and otherwise on terms substantially identical to the Repurchase Agreement and Ancillary Agreement, respectively. BANA transferred the SMBC Novated Purchased Securities to SMBC as part of the novation.

On October 29, 2013, BANA transferred by novation to HSBC Bank USA, N.A. (HSBC) all of its rights and obligations under the Repurchase Agreement and the Ancillary Agreement related to the portion of the Purchased Securities represented by 6,660 shares of Class A Preferred Stock of ATL Holdings (the HSBC Novated Purchased Securities). To effect the novation, the Company entered into a novation agreement (the HSBC Novation Agreement) with BANA and HSBC, and a new master repurchase agreement (the HSBC Repo Agreement) and a new ancillary agreement (the HSBC Ancillary Agreement) with HSBC related to the HSBC Novated Purchased Securities and otherwise on terms substantially identical to the Repurchase Agreement and Ancillary Agreement, respectively. BANA transferred the HSBC Novated Purchased Securities to HSBC as part of the novation.
The foregoing summaries of the SMBC Novation Agreement, the SMBC Repo Agreement, the SMBC Ancillary Agreement, the HSBC Novation Agreement, the HSBC Repo Agreement and the HSBC Ancillary Agreement do not purport to be complete and are subject to, and qualified in their entirety by, the full text of the agreements. The SMBC Repo Agreement and the HSBC Repo Agreement are filed herewith as Exhibits 10.61 and 10.62, respectively, which are incorporated herein by reference. The material terms of the SMBC Novation Agreement and the HSBC Novation Agreement are substantially the same as the form of novation agreement included as an exhibit to the Repurchase Agreement, and the material terms of the SMBC Ancillary Agreement and the HSBC Ancillary Agreement are substantially the same as the form of ancillary agreement included as an exhibit to the Repurchase Agreement. The Repurchase Agreement was filed as an exhibit to the August 26th 8-K and is incorporated herein by reference.

Item 6.	EXHIBITS
Reference is made to the Index to Exhibits included herein.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Amgen Inc.
(Registrant)

Date:	October 29, 2013	By:	/s/ Jonathan M. Peacock
Jonathan M. Peacock
Executive Vice President and Chief Financial Officer

AMGEN INC.

INDEX TO EXHIBITS

Exhibit No.	Description
2.1
Agreement and Plan of Merger, dated as of August 24, 2013, by and among Onyx Pharmaceuticals, Inc., Amgen Inc. and Arena Acquisition Company. (Filed as an exhibit to Form 8-K on August 26, 2013 and incorporated herein by reference.)

3.1
Restated Certificate of Incorporation of Amgen Inc. (As Restated March 6, 2013.) (Filed as an exhibit to Form 10-Q for the quarter ended March 31, 2013 on May 3, 2013 and incorporated herein by reference.)

3.2	Amended and Restated Bylaws of Amgen Inc. (As Amended and Restated March 6, 2013). (Filed as an exhibit to Form 8-K on March 6, 2013 and incorporated herein by reference.)

3.3	First Amendment to the Amended and Restated Bylaws of Amgen Inc. (As Amended and Restated March 6, 2013). (Filed as an exhibit to Form 8-K on October 16, 2013 and incorporated herein by reference.)

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

4.4	First Supplemental Indenture, dated February 26, 1997. (Filed as an exhibit to Form 8-K on March 14, 1997 and incorporated herein by reference.)

4.5	8-1/8% Debentures due April 1, 2097. (Filed as an exhibit to Form 8-K on April 8, 1997 and incorporated herein by reference.)

4.6
Officer's Certificate, dated as of January 1, 1992, as supplemented by the First Supplemental Indenture, dated as of February 26, 1997, establishing a series of securities entitled “8 1/8% Debentures due April 1, 2097.” (Filed as an exhibit to Form 8-K on April 8, 1997 and incorporated herein by reference.)

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

10.45
Credit Agreement, dated as of December 2, 2011, among Amgen Inc., with Citibank, N.A., as administrative agent, JPMorgan Chase Bank, N.A., as syndication agent, Citigroup Global Markets Inc. and J.P. Morgan Securities LLC as joint lead arrangers and joint book runners, and the other banks party thereto. (Filed as an exhibit to Form 8-K on December 2, 2011 and incorporated herein by reference.)

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

10.50*	Amendment Number 5, entered into as of September 1, 2013, to the Integrated Facilities Management Services Agreement, dated February 4, 2009, between Amgen Inc. and Jones Lang LaSalle Americas, Inc.

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

10.55
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

10.59
Commitment Letter, dated August 24, 2013, among Amgen Inc., Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, JPMorgan Chase Bank, N.A., J.P. Morgan Securities LLC and Barclays Bank PLC. (Filed as an exhibit to Form 8-K on August 26, 2013 and incorporated herein by reference.)

10.60	Master Repurchase Agreement, dated August 24, 2013, between Amgen Inc. and Bank of America, N.A. (Filed as an exhibit to Form 8-K on August 26, 2013 and incorporated herein by reference.)

10.61*	Master Repurchase Agreement, dated October 28, 2013, between Amgen Inc. and SMBC Repo Pass-Thru Trust, 2013-1.

Exhibit No.	Description
10.62*	Master Repurchase Agreement, dated October 29, 2013, between Amgen Inc. and HSBC Bank USA, N.A.

10.63
Term Loan Facility Credit Agreement, dated as of September 20, 2013, among Amgen Inc., the Banks therein named, Bank of America, N.A., as Administrative Agent, and Barclays Bank PLC and JP Morgan Chase Bank, N.A., as Syndication Agents. (Filed as an exhibit to Form 8-K on September 20, 2013 and incorporated herein by reference.)

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