Form 10-K
period 2013-12-31
AMGEN INC
filed 2014-02-24
CIK 318154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    Yes  ☐    No  ☒
The approximate aggregate market value of voting and non-voting stock held by non-affiliates of the registrant was $74,222,900,950 as of June 30, 2013(A)

(A)
Excludes 624,964 shares of common stock held by directors and executive officers at June 30, 2013. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, directly or indirectly, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

755,007,290
(Number of shares of common stock outstanding as of February 13, 2014)
DOCUMENTS INCORPORATED BY REFERENCE
Specified portions of the registrant’s Proxy Statement with respect to the 2014 Annual Meeting of stockholders to be held May 15, 2014, are incorporated by reference into Part III of this annual report.

i

PART I

Item 1.	BUSINESS
Amgen Inc. (including its subsidiaries, referred to as “Amgen,” “the Company,” “we,” “our” or “us”) is committed to unlocking the potential of biology for patients suffering from serious illnesses by discovering, developing, manufacturing and delivering innovative human therapeutics. This approach begins by using tools like advanced human genetics to unravel the complexities of disease and understand the fundamentals of human biology.
Amgen focuses on areas of high unmet medical need and leverages its biologics manufacturing expertise to strive for solutions that improve health outcomes and dramatically improve people's lives. A biotechnology pioneer, Amgen has grown to be the world's largest independent biotechnology company, has reached millions of patients around the world and is developing a pipeline of medicines with breakaway potential.
We were incorporated in California in 1980 and became a Delaware corporation in 1987. Amgen operates in one business segment: human therapeutics.
Significant Developments
Following is a summary of significant developments that occurred in 2013 and early 2014 affecting our business.
Acquisition

•
In October 2013, we acquired Onyx Pharmaceuticals, Inc. (Onyx), a global biopharmaceutical company engaged in the development and commercialization of innovative therapies for improving the lives of people with certain cancers. Onyx has a growing multiple myeloma franchise, with Kyprolis® (carfilzomib) for Injection already approved in the United States (U.S.), and with oprozomib being evaluated in clinical trials for patients with hematologic malignancies. In addition, Onyx has three partnered oncology assets: Nexavar® (sorafenib) tablets (an Onyx and Bayer HealthCare Pharmaceuticals, Inc. (Bayer) compound), Stivarga® (regorafenib) tablets (a Bayer compound), and palbociclib (a Pfizer, Inc. (Pfizer) compound). See Note 2, Business combinations to the Consolidated Financial Statements.

We believe there is a significant opportunity to grow Kyprolis®. Ongoing studies to support and extend the position of Kyprolis® in multiple myeloma include:

•	The FOCUS trial, which could support the European Union (EU) filing for the indication of relapsed/refractory multiple myeloma;

•	The ASPIRE trial, which is the confirmatory trial for full U.S. approval as well as a registration-enabling study for relapsed multiple myeloma in the United States and the EU;

•	The ENDEAVOR trial, which compares Kyprolis® with Velcade® (bortezomib) in patients with relapsed multiple myeloma who have received one to three prior therapies; and

•	The CLARION trial, which compares Kyprolis® with Velcade® in patients with newly diagnosed multiple myeloma.
Pipeline
Evolocumab (AMG 145)

•
In December 2013 and January 2014, we announced results from five phase 3 lipid lowering clinical studies evaluating evolocumab as a monotherapy, in combination with statin therapy, in heterozygous familial hypercholesterolemia, in statin-intolerant subjects, and in combination with optimized lipid lowering therapy in a 52 week safety and efficacy study. All five of these studies met their primary endpoints.

In a separate phase 3 study of our devices for use in combination with evolocumab, 95 percent or greater of the 164 patients enrolled were able to self-administer at least one full home administration of evolocumab 420 mg subcutaneously by one injection with an automated mini-doser or by three injections with a standard spring-based autoinjector. Reductions in low-density lipoprotein cholesterol (LDL-C) were comparable with both devices.

Ivabradine

•
In August 2013, we obtained the commercial rights in the United States to Servier's novel oral drug ivabradine, a small molecule inhibitor of the cardiac f-current (If). Ivabradine is approved in the EU and many other jurisdictions outside of the United States as Procoralan® for chronic heart failure and stable angina in patients with elevated heart rates.

Talimogene Laherparepvec

•
In March 2013, we announced results from the phase 3 trial in melanoma, which evaluated the efficacy and safety of talimogene laherparepvec for the treatment of unresected stage IIIB, IIIC or IV melanoma compared to treatment with subcutaneous granulocyte-macrophage colony-stimulating factor (GM-CSF).

The study met its primary endpoint of durable response rate (DRR), defined as the rate of complete or partial response lasting continuously for at least six months. A statistically significant difference was observed in DRR: 16 percent in the talimogene laherparepvec arm versus two percent in the GM-CSF arm. A pre-planned interim analysis conducted with the analysis of DRR has shown an overall survival (OS) trend in favor of talimogene laherparepvec as compared to GM-CSF. The analysis of OS, a key secondary endpoint of the study, is event driven.
Trebananib

•
In June 2013, we announced that the phase 3 TRINOVA-1 trial evaluating trebananib plus paclitaxel versus placebo plus paclitaxel in recurrent ovarian cancer met its primary endpoint of progression-free survival (PFS). A statistically significant difference was observed in PFS with a 34 percent reduction in the risk of disease progression or death. The median PFS was 7.2 months in the trebananib arm versus 5.4 months in the control arm. The primary analysis of the OS secondary endpoint is event driven.

Marketing, Distribution and Selected Marketed Products
We maintain sales and marketing forces primarily in the United States and Europe. Additionally, we continue to expand the commercialization and marketing of our products into new geographic markets, including such countries as Japan and China. This is achieved either through building our own sales and marketing force or in partnership with third parties. See Business Relationships. Together with our partners, we market our products to healthcare providers, including physicians or their clinics, dialysis centers, hospitals and pharmacies. We also market certain products directly to consumers through direct-to-consumer print and television advertising, as well as through the Internet. See Government Regulation — Regulation of Product Marketing and Promotion for a discussion of government regulation of product marketing and promotion.
In the United States, we sell primarily to pharmaceutical wholesale distributors. We utilize those wholesale distributors as the principal means of distributing our products to U.S. healthcare providers. In Europe, we sell principally to healthcare providers and/or pharmaceutical wholesale distributors depending on the distribution practice in each country. We monitor the financial condition of our larger customers, and we limit our credit exposure by setting credit limits and, for certain customers, may require letters of credit.
Our product sales to three large wholesalers, AmerisourceBergen Corporation, McKesson Corporation and Cardinal Health, Inc., each accounted for more than 10% of total revenues for each of the years ended December 31, 2013, 2012 and 2011. On a combined basis, these wholesalers accounted for approximately 93%, 94% and 90% of our gross product sales in the United States, respectively, and approximately 75%, 76% and 72% of our total worldwide gross revenues, respectively.
For financial information related to our one business segment, see Part IV — Consolidated Statements of Income, Consolidated Balance Sheets and Note 19, Segment information, to the Consolidated Financial Statements.
We market our principal products primarily in the United States in cancer care, inflammation, nephrology and bone disease. The following charts show our product sales by principal product and by geography for each of the years ended December 31, 2013, 2012 and 2011.
Neulasta® (pegfilgrastim)/NEUPOGEN®(filgrastim)
We market Neulasta®, a pegylated protein based on the filgrastim molecule, and NEUPOGEN®, a recombinant-methionyl human granulocyte colony-stimulating factor (G-CSF), primarily in the United States and Europe. Neulasta® was launched in 2002 and is indicated to decrease the incidence of infection associated with chemotherapy-induced febrile neutropenia in cancer patients with non-myeloid malignancies. NEUPOGEN® was launched in 1991 and is approved for five different indications. It is used primarily for reducing the incidence of infection as manifested by febrile neutropenia for patients with non-myeloid malignancies undergoing myelosuppressive chemotherapy associated with a significant incidence of severe neutropenia with fever.

Enbrel® (etanercept)
We market ENBREL primarily in the United States. It was launched in 1998 and is used primarily in the approved indications for the treatment of adult patients with the following conditions:

•	moderately to severely active rheumatoid arthritis,

•	chronic moderate to severe plaque psoriasis patients who are candidates for systemic therapy or phototherapy, and

•	active psoriatic arthritis.
The rights to market and sell ENBREL outside the United States and Canada are reserved to Pfizer.
ESAs (erythropoiesis-stimulating agents)
Our ESAs include both Aranesp® and EPOGEN®. Beginning in 2006, safety concerns contributed to regulatory and reimbursement changes impacting the way ESAs are used in clinical practice. This includes decreasing the number of patients treated with ESAs as well as the average dose and duration of ESA therapy. Certain of these developments have had a material adverse impact on both Aranesp® and EPOGEN® sales.
Aranesp® (darbepoetin alfa)
We market Aranesp® primarily in Europe and in the United States. It was launched in 2001 and is indicated for the treatment of anemia associated with chronic kidney disease (CKD) (in both patients on dialysis and patients not on dialysis) and the treatment of anemia due to concomitant myelosuppressive chemotherapy in patients with non-myeloid malignancies.
EPOGEN® (epoetin alfa)
We market EPOGEN® in the United States for dialysis patients. It was launched in 1989, and we market it for the approved indication to treat a lower-than-normal number of red blood cells (anemia) caused by CKD in patients on dialysis to lessen the need for red blood cell transfusions. The majority of our sales are to two large dialysis providers. We granted Ortho Pharmaceutical Corporation, a subsidiary of Johnson & Johnson (J&J) (which has assigned its rights under the Product License Agreement to their subsidiary, Janssen Biotech, Inc. (Janssen)), a license to commercialize recombinant human erythropoietin in the United States in all indications other than dialysis.
XGEVA®/Prolia® (denosumab)
We market XGEVA® and Prolia® primarily in the United States and Europe. Both products contain the same active ingredient but are approved for different indications, patient populations, doses and frequencies of administration.
XGEVA® was launched in the United States in 2010 and is indicated for the prevention of skeletal-related events (SREs) (pathological fracture, radiation to bone, spinal cord compression or surgery to bone) in patients with bone metastases from solid tumors. It is not indicated for the prevention of SREs in patients with multiple myeloma. XGEVA® was launched in Europe in 2011 and is indicated for the prevention of SREs in adults with bone metastases from solid tumors.
Prolia® was launched in the United States and Europe in 2010. In the United States, it has four different approved indications and is used primarily in the indication for the treatment of postmenopausal women with osteoporosis at high risk for fracture, defined as a history of osteoporotic fracture, or multiple risk factors for fracture, or patients who have failed or are intolerant to other available osteoporosis therapy. In Europe, Prolia® is used primarily for the treatment of osteoporosis in postmenopausal women at increased risk of fractures.
Sensipar®/Mimpara® (cinacalcet)
We market cinacalcet as Sensipar® primarily in the United States and as Mimpara® primarily in Europe. It was launched in 2004 and is used primarily in the approved indication for the treatment of secondary hyperparathyroidism in CKD patients on dialysis.
Other Marketed Products
We market several other products including Nplate® (romiplostim) and Vectibix® (panitumumab).

Patents
The following table describes our outstanding material patents for the indicated product by territory, general subject matter and latest expiry date. One or more patents with the same or earlier expiry date may fall under the same “general subject matter” and are not separately listed.

Product	Territory	General Subject Matter	Expiration
Neulasta® (pegfilgrastim)	U.S.	Pegylated G-CSF	10/20/2015
	Europe	Pegylated G-CSF(1)	2/8/2015
Enbrel® (etanercept)	U.S.	Methods of treating psoriasis	8/13/2019
	U.S.	Aqueous formulation and methods of treatment using the formulation(2)	6/8/2023
	U.S.	Fusion protein, and pharmaceutical compositions	11/22/2028
	U.S.	DNA encoding fusion protein, and methods of making fusion protein	4/24/2029
Aranesp® (darbepoetin alfa)	U.S.	Glycosylation analogs of erythropoietin proteins	5/15/2024
	Europe	Glycosylation analogs of erythropoietin proteins(1)	8/16/2014
EPOGEN® (epoetin alfa)	U.S.	Pharmaceutical erythropoietin formulation with certain stabilizers	8/26/2014
	U.S.	Cells that make certain levels of erythropoietin	5/26/2015
Prolia®/ XGEVA® (denosumab)	U.S.	RANKL antibodies; and methods of use(3)	12/22/2017
	U.S.	Methods of treatment	6/25/2022
	U.S.	Nucleic acids encoding RANKL antibodies, and methods of producing RANKL antibodies	11/30/2023
	U.S.	RANKL antibodies including sequences	2/19/2025
	Europe	RANKL antibodies(1)	12/22/2017
	Europe	Medical use of RANKL antibodies(1)	4/15/2018
	Europe	RANKL antibodies including epitope binding	2/23/2021
	Europe	RANKL antibodies including sequences(1)	6/25/2022
Sensipar®/ Mimpara® (cinacalcet)	U.S.	Calcium receptor-active molecules including species	10/23/2015
	U.S.	Methods of treatment	12/14/2016
	U.S.	Calcium receptor-active molecules	3/8/2018
	Europe	Calcium receptor-active molecules(1)	10/23/2015
Vectibix® (panitumumab)	U.S.	Human monoclonal antibodies to epidermal growth factor receptor (EGFr)	4/8/2020
	Europe	Human monoclonal antibodies to EGFr(1)	5/5/2018
Nplate® (romiplostim)	U.S.	Thrombopoietic compounds	1/19/2022
	Europe	Thrombopoietic compounds(1)	10/22/2019
Kyprolis® (carfilzomib)	U.S.	Compositions, and methods of treatment(3)	4/14/2025
	Europe	Compositions	8/8/2025

(1)
A European patent with this subject matter is also entitled to supplemental protection in one or more countries in Europe and the length of any such extension will vary by country. For example, supplementary protection certificates have been issued related to the indicated products for patents in at least the following countries:

•	pegfilgrastim - France, Germany, Italy, Spain, and the United Kingdom, expiring in 2017

•	darbepoetin alfa - France, Germany, Italy, Spain, and the United Kingdom, expiring in 2016

•	denosumab - France, Italy and Spain, expiring in 2025

•	cinacalcet - France, Germany, Italy, Spain, and the United Kingdom, expiring in 2019

•	panitumumab - France, Germany, Italy, Spain, and the United Kingdom, expiring in 2022

•	romiplostim - France, Italy, Spain, and the United Kingdom, expiring in 2024

(2)
This formulation patent relates to the currently approved liquid formulation of ENBREL, which formulation accounts for the majority of ENBREL sales in the United States. However, ENBREL is also sold as an alternative lyophilized formulation that requires reconstituting before it can be administered to the patient.

(3)	A patent with this subject matter may be entitled to patent term extension in the United States.
Our material U.S. patents for filgrastim (NEUPOGEN®) expired in December 2013.

Competition
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
Certain of the existing patents on our principal products have recently expired or will expire over the next few years, and we expect to face increasing competition thereafter, including from biosimilars. A biosimilar is another version of a biological product for which marketing approval is sought or has been obtained based on a demonstration that it is “biosimilar” to the original reference product. See Government Regulation. We may also compete against biosimilar or generic versions of our competitors’ products. In the EU, we are facing increasing competition from biosimilars. In the United States after patent expiration, we expect to face greater competition than today, including from manufacturers with biosimilars approved in Europe, which may seek to obtain U.S. approval.
Some of our products compete with each other. For example, Aranesp® and EPOGEN® compete in the United States, primarily in the dialysis setting. Neulasta® competes with NEUPOGEN®, as Neulasta® is administered as a single dose per chemotherapy cycle while NEUPOGEN® requires more frequent dosing. NEUPOGEN® sales have been adversely impacted by conversion to Neulasta®, which we believe is substantially complete.
The introduction of new products, the development of new processes or technologies by competitors or the emergence of new information about existing products may result in increased competition for our marketed products, even for those protected by patents, or in a reduction of the price that we receive from selling our products. In addition, the development of new treatment options or standards of care may reduce the use of our products or may limit the utility and application of ongoing clinical trials for our product candidates. The following table reflects our significant competitors and is not exhaustive.

Product	Territory	Competitor Marketed Product	Competitors
Neulasta®/ NEUPOGEN®	U.S.	Granix®(1)	Teva Pharmaceutical Industries Ltd. (Teva)
	Europe	Lonquex®(2)	Teva
	Europe	Filgrastim biosimilars(3)	Various
ENBREL	U.S. & Canada	REMICADE®	Janssen/Merck & Company, Inc.
	U.S. & Canada	HUMIRA®	AbbVie Inc.
	U.S. & Canada	Stelara®(4)	Janssen
Aranesp®	U.S.	PROCRIT®(5)	Janssen
	Europe	EPREX®/ERYPO®	Janssen-Cilag
	Europe	Epoetin alfa biosimilars(3)	Various
	Europe	MIRCERA®(6)	F. Hoffmann-La Roche Ltd. (Roche)
XGEVA®	U.S. & Europe	Zometa®	Novartis AG (Novartis)
	U.S. & Europe	Zoledronate generics	Various
Prolia®	U.S. & Europe	Alendronate generics	Various
	U.S. & Europe	Evista®	Eli Lilly and Company (Eli Lilly)
	U.S. & Europe	Zoledronate generics	Various
Sensipar®(7)/ Mimpara®	U.S. & Europe	Active Vitamin D analogs	Various
Vectibix®	U.S. & Europe	Erbitux®	Eli Lilly/Bristol-Myers Squibb Company (BMS); Merck KGaA
	U.S. & Europe	Avastin®	Genentech, Inc.
Nplate®	U.S. & Europe	Promacta®/Revolade®	GlaxoSmithKline plc (GSK)
Kyprolis®	U.S.	Velcade®	Millennium Pharmaceuticals, Inc.
	U.S.	Revlimid®	Celgene Corporation
	U.S.	Pomalyst®	Celgene Corporation

(1)	Granix® launched at the end of 2013 and may have a material adverse impact over time on sales of NEUPOGEN® and, to a lesser extent, Neulasta®.

(2)	Lonquex® is a long-acting filgrastim product recently launched in Europe.

(3)	Approved via the EU biosimilar regulatory pathway.

(4)	Dermatology only.

(5)	PROCRIT® competes with Aranesp® in the supportive cancer care and pre-dialysis settings.

(6)	Competes with Aranesp® in the nephrology segment only.

(7)
Teva and Barr Pharmaceuticals have received approval from the U.S. Food and Drug Administration (FDA) for generic versions of Sensipar® that could compete with Sensipar® in the future. There is an injunction prohibiting them from commercializing in the United States until expiration of the patents.

We anticipate EPOGEN® and Aranesp® may begin to face competition during the second half of 2014 from the launch of MIRCERA® in the United States. Pursuant to a December 2009 settlement agreement between Amgen and Roche, Roche is allowed to begin selling MIRCERA® in the United States in mid-2014 under terms of a limited license agreement. MIRCERA® has been approved by the FDA for the treatment of anemia associated with chronic renal failure in patients on and not on dialysis.
Reimbursement
Sales of our principal products are dependent on the availability and extent of coverage and reimbursement from third-party payers. In the United States, healthcare providers are reimbursed for covered services and products they use through Medicare, Medicaid and other government healthcare programs as well as through private payers. We are required to provide specified rebates or discounts to certain of these government funded programs. For many years, federal and state governments in the United States have pursued methods to reduce the cost of these programs. For example, in 2010 the United States enacted major healthcare reform legislation (known as the “Patient Protection and Affordable Care Act” or “ACA”) that had significant impacts which include: an increase in the rebates we pay for our products that are covered and reimbursed by state Medicaid programs, a requirement to pay rebates on Medicaid managed care utilization, the expansion of entities eligible for discounts under the 340B Drug Program, and a new fee (the U.S. healthcare reform federal excise fee). Such changes have had, and are expected to continue to have, a material adverse impact on our business. At present, Medicare payment rates are affected by across-the-board federal budget cuts commonly referred to as “sequestration”. Under sequestration, the Centers for Medicare & Medicaid Services (CMS), the federal agency responsible for administering Medicare and Medicaid, reduced Medicare payments to providers by 2% beginning in 2013. In addition, in the effort to contain the U.S. federal deficit, our industry could be considered a potential source of savings via legislative proposals that have been debated but not enacted. It remains uncertain as to what proposals, if any, may be included as part of future federal budget deficit reduction actions that would directly or indirectly affect us and our business.
Particular legislative proposals that would have a significant impact on Amgen include: changes to how the Medicare program covers and reimburses oral-only drugs for patients with End-Stage Renal Disease (ESRD) (including Sensipar®) and changes in the payment rate or new rebate requirements for covered drugs (which could impact many of our principal products, including Aranesp®, Neulasta®, NEUPOGEN®, Prolia® and XGEVA®).
Efforts are also being made in the private sector to reduce healthcare costs, notably by healthcare payers and providers, which have instituted various cost reduction and containment measures. We expect insurers and providers to continue efforts to reduce the cost and/or utilization of healthcare products, including our products.
Generally, in countries outside the United States, government-sponsored healthcare systems are the primary payers for drugs and biologics. With increased budgetary constraints, payers in many countries employ a variety of measures to exert downward price pressure. These measures can include mandatory price controls, price referencing, therapeutic reference pricing, increasing mandates or incentives for generic substitution and biosimilar usage, and government-mandated price cuts. In addition, healthcare reform and related legislative proposals in such countries as France, Germany and Poland, as well as austerity plans in a number of countries, including Spain, Greece, Italy, Ireland and Portugal, have targeted the pharmaceutical sector with multiple mechanisms to reduce government healthcare expenditures. We expect that countries will continue to take aggressive actions to reduce expenditures on drugs and biologics. Similarly, fiscal constraints may also impact the extent to which countries are willing to approve new innovative therapies and/or allow access to new technologies. For example, many Health Technology Assessment (HTA) organizations use formal economic metrics such as cost-effectiveness to determine coverage and reimbursement of new therapies, and these organizations are proliferating in established and emerging markets.
See Item 1A. Risk Factors — Our sales depend on coverage and reimbursement from third-party payers.

Manufacturing, Distribution and Raw Materials
Manufacturing
The products we manufacture include both biologics and small molecule drugs. The majority of our products are biologics which are produced in living systems and are inherently complex due to naturally-occurring molecular variations. Highly specialized knowledge and extensive process and product characterization are required to transform laboratory-scale processes into reproducible commercial manufacturing processes. For additional information regarding manufacturing facilities, see Item 2. Properties.
We perform most of our bulk manufacturing, formulation, fill and finish activities in our Puerto Rico facility and also conduct finish activities in the Netherlands. We also utilize third-party contract manufacturers:

•	to manufacture Sensipar®/Mimpara®, except for certain fill and finish activities performed by us in Puerto Rico;

•	to supplement commercial bulk manufacturing, as needed, for ENBREL, Prolia®, XGEVA® and Vectibix®;

•	to fill and finish certain portions of ENBREL; and

•	to formulate, fill and finish Nplate®.
In addition, we utilize single-source third-party contract manufacturers for Kyprolis®.
Clinical bulk, formulation, fill and finish manufacturing facilities are operated primarily in our Thousand Oaks, California, location. We also utilize third-party contract manufacturers for certain clinical products.
See Item 1A. Risk Factors for a discussion of the factors that could adversely impact our manufacturing operations and the global supply of our products.
Distribution
We operate distribution centers in the United States — principally in Kentucky and California — and the Netherlands for worldwide distribution of the majority of our commercial and clinical products. We also use third-party distributors to supplement distribution of our products in certain areas of the world.
Other
In addition to the manufacturing and distribution activities noted above, our operations in the United States, Puerto Rico and the Netherlands include key manufacturing support functions, including quality control, process development, procurement, production scheduling and warehousing. Certain of those manufacturing and distribution activities are highly regulated by the FDA as well as other international regulatory agencies. See Government Regulation — Regulation of Manufacturing Standards.
Manufacturing Initiatives
We have multiple ongoing initiatives that are designed to optimize our manufacturing network and/or mitigate manufacturing risks while continuing to ensure adequate supply of our commercial products. The facilities impacted by these initiatives will require qualification and licensure by various regulatory authorities. These initiatives include the construction of a formulation and fill facility at our Puerto Rico site; and as part of a risk mitigation strategy, we plan modification and expansion of our acquired formulation, fill and finish site in Ireland to manufacture our products.
In 2013, Amgen announced a planned expansion in Singapore. The facility will initially focus on expanding Amgen’s capability to manufacture monoclonal antibodies while bringing new technology and innovation. Once completed, the facility will be fully reconfigurable, providing efficient manufacturing capabilities that will help ensure supply of our products to patients worldwide.
In addition to these initiatives, we have projects designed to operate our facilities at appropriate production capacity over the next few years, to further optimize manufacturing asset utilization, to continue our use of third-party contract manufacturers and to maintain a state of regulatory compliance. See Item 1A. Risk Factors — Manufacturing difficulties, disruptions or delays could limit supply of our products and limit our product sales.
Raw Materials and Medical Devices
Certain raw materials, medical devices and components necessary for the commercial and/or clinical manufacturing of our products are provided by and are the proprietary products of unaffiliated third-party suppliers, certain of which may be our only sources for such materials. We currently attempt to manage the risk associated with such suppliers by inventory management, relationship management and evaluation of alternative sources when feasible. We also monitor the financial condition of certain suppliers and their ability to supply our needs. See Item 1A. Risk Factors — We rely on third-party suppliers for certain of our raw materials, medical devices and components.
We perform various procedures to assist in authenticating the source of raw materials, including intermediary materials used in the manufacture of our products, which include verification of the country of origin. These procedures are incorporated into the manufacturing processes we and our third-party contract manufacturers perform.
Government Regulation
Regulation by government authorities in the United States and other countries is a significant factor in the production and marketing of our products and our ongoing research and development (R&D) activities. In order to clinically test, manufacture and market products for therapeutic use, we must satisfy mandatory procedures and safety and effectiveness standards established by various regulatory bodies.
Regulation in the United States
In the United States, the Public Health Service Act, the Food, Drug, and Cosmetic Act (FDCA) and the regulations promulgated thereunder, as well as other federal and state statutes and regulations govern, among other things, the production, research, development, testing, manufacture, quality control, labeling, storage, record keeping, approval, advertising and promotion, and distribution of our products. Failure to comply with applicable regulatory requirements may subject us to administrative and/or judicially imposed sanctions. The sanctions could include the FDA’s refusal to approve pending applications, withdrawals of approvals, delay or suspension of clinical trials, warning letters, product recalls, product seizures, total or partial suspension of our operations, injunctions, fines, civil penalties and/or criminal prosecution.
Clinical Development and Product Approval. Drug development in our industry is complex, challenging and risky; and failure rates are high. Product development cycles are very long - approximately 10 to 15 years from discovery to market. A potential new medicine must undergo many years of preclinical and clinical testing to establish its safety and efficacy for use in humans at appropriate dosing levels and with an acceptable benefit-risk profile.
After laboratory analysis and preclinical testing in animals, we file an Investigational New Drug Application (IND) with the FDA to begin human testing. Typically, we undertake an FDA-designated three-phase human clinical testing program.

•	In phase 1, we conduct small clinical trials to investigate the safety and proper dose ranges of our product candidates in a small number of human subjects.

•	In phase 2, we conduct clinical trials to investigate side effect profiles and the efficacy of our product candidates in a larger number of patients who have the disease or condition under study.

•	In phase 3, we conduct clinical trials to investigate the safety and efficacy of our product candidates in a large number of patients who have the disease or condition under study.
The FDA monitors the progress of each trial conducted under an IND and may, at its discretion, re-evaluate, alter, suspend or terminate the testing based on the data accumulated to that point and the FDA’s risk/benefit assessment with regard to the patients enrolled in the trial. The results of preclinical and clinical trials are submitted to the FDA in the form of a Biologics License Application (BLA) for biologic products or a New Drug Application for small molecule products. We cannot market or promote a new product until our marketing application has been approved by the FDA.
See Item 1A. Risk Factors for a discussion of the factors that could adversely impact our development of commercial products.
Post-approval Phase. After approval, we monitor adverse events reported following the use of our products through post marketing surveillance or studies, other research approaches and risk management activities. We report such events to the appropriate regulatory agencies as required per local regulations. We design and implement comprehensive proactive pharmacovigilance programs for all of our products to help ensure the detection, assessment and communication of adverse events that may be associated with the use of our products. We may also be required by regulatory agencies to conduct further clinical trials on our marketed products as a condition of their approval or to provide additional information on safety and efficacy. Failure to conduct such required trials in a timely manner may result in substantial civil or criminal penalties. Reported adverse events or data resulting from post-approval trials may result in additional limitations being placed on a product’s use or on reimbursement provided by payers for our products, or withdrawal of the product from the market. The FDA has authority to mandate labeling changes to products at any point in a product’s lifecycle based on new safety information or as part of an evolving label change to a particular class of products.

The FDA also has the authority, before or after approval, to require companies to implement a risk evaluation and mitigation strategy (REMS) for a product to ensure that the benefits of the drug outweigh the risks. Each REMS is unique and varies depending on the specific factors required. Failure to comply with a REMS may result in substantial civil or criminal penalties and can result in additional limitations being placed on a product’s use or withdrawal of the product from the market. We currently have REMS for our ESAs, Prolia® and Nplate®.
Approval of Biosimilars. The ACA authorizes the FDA to approve biosimilars via a separate, abbreviated pathway. The law establishes a period of 12 years of data exclusivity for reference products in order to preserve incentives for future innovation and outlines statutory criteria for science-based biosimilar approval standards that take into account patient safety considerations. Under this framework, data exclusivity protects the data in the innovator’s regulatory application by prohibiting others, for a period of 12 years, from gaining FDA approval based in part on reliance on or reference to the innovator’s data in their application to the FDA. The new law does not change the duration of patents granted on biologic products. In February 2012, the FDA released three draft guidance documents as part of the implementation of the abbreviated approval pathway for biosimilars and these have not yet been finalized. As of the end of 2013, no biosimilar applications have been approved by the FDA. The FDA has indicated that it is still evaluating a number of relevant issues, and additional guidance documents are expected to be released, including guidance on the criteria for interchangeability (which the FDA has indicated would be a “higher standard” than biosimilarity), naming, labeling and clinical pharmacology. In early February 2014, the FDA released its planned agenda for 2014, which included the possible publication of new draft guidance documents relating to biosimilar interchangeability, reference product exclusivity and biosimilars labeling.
Regulation of Product Marketing and Promotion. The FDA regulates the marketing and promotion of products. Our product promotion for approved product indications must comply with the statutory standards of the FDCA, and the FDA’s implementing regulations and standards. The FDA’s review of marketing and promotional activities encompasses, but is not limited to, direct-to-consumer advertising, healthcare provider-directed advertising and promotion, sales representative communications to healthcare professionals, promotional programming and promotional activities involving the Internet. The FDA may also review industry-sponsored scientific and educational activities. The FDA may take enforcement action against a company for promoting unapproved uses of a product or for other violations of its advertising and labeling laws and regulations. Enforcement action may include product seizures, injunctions, civil or criminal penalties or regulatory letters, which may require corrective advertising or other corrective communications to healthcare professionals. Failure to comply with the FDA’s regulations also can result in adverse publicity or increased scrutiny of company activities by the U.S. Congress or other legislators.
Regulation of Manufacturing Standards. The FDA regulates and inspects equipment, facilities, laboratories and processes used in the manufacturing and testing of products prior to providing approval to market products. If after receiving approval from the FDA, we make a material change in manufacturing equipment, location or process, additional regulatory review may be required. We also must adhere to current Good Manufacturing Practice regulations and product-specific regulations enforced by the FDA through its facilities inspection program. The FDA conducts regular, periodic visits to re-inspect our equipment, facilities, laboratories and processes following an initial approval. If the FDA determines that we no longer comply with applicable regulations and conditions of approval, they may seek civil, criminal or administrative sanctions and/or remedies against us, including suspension of our manufacturing operations. Such issues may also delay the approval of new products undergoing FDA review.
Regulation of Combination Products. Combination products are defined by the FDA to include products comprised of two or more regulated components (e.g., a biologic and a device). Biologics and devices each have their own regulatory requirements, and combination products may have additional requirements. A number of our marketed products meet this definition and are regulated under this framework, and we expect that a number of our pipeline product candidates will be evaluated for regulatory approval under this framework as well.
Regulation Outside the United States
In the EU countries, Switzerland, Canada and Australia, regulatory requirements and approval processes are similar in principle to those in the United States. Additionally, depending on the type of drug for which approval is sought, there are currently two potential tracks for marketing approval in the EU, including a centralized procedure. In the centralized procedure, which is required of all products derived from biotechnology, a company submits a single marketing authorization application to the European Medicines Agency (EMA), which conducts a thorough product evaluation, drawing from its scientific resources across Europe. If the drug product is proven to fulfill the requirements for quality, safety and efficacy, the Committee for Medicinal Products for Human Use (CHMP) adopts a positive opinion, which is transmitted to the European Commission (EC) for final approval of the marketing authorization and commercialization following country-by-country reimbursement approval. While the EC generally follows the CHMP's opinion, it is not bound to do so.

In the EU, biosimilars have been approved under a specialized pathway of the centralized procedure. The pathway allows sponsors of a biosimilar to seek and obtain regulatory approval based in part on the clinical trial data of an originator product to which the biosimilar has been demonstrated to be “similar.” In many cases, this allows biosimilars to be brought to market without conducting the full suite of clinical trials typically required of originators.
After marketing authorization is obtained, we and various other parties share pharmacovigilance responsibilities regarding the detection, assessment and prevention of adverse effects and other medicine-related problems. Regulatory authorities can demand that safety data or warnings be included on product labels and be provided to healthcare professionals, or recommend the temporary suspension or complete withdrawal of a product from the market.
Other countries such as Russia, Turkey and those in Latin America and the Middle East have a less comprehensive review process in terms of data requirements and for the most part rely on prior marketing approval from a foreign regulatory authority in the United States or EU. The regulatory process in these countries is often less well defined than in the United States and frequently includes manufacturing/testing facility inspections, testing of drug product upon importation and other domestic requirements.
Other Regulation
We are also subject to various laws pertaining to healthcare “fraud and abuse,” including anti-kickback laws and false claims laws. Anti-kickback laws make it illegal to solicit, offer, receive or pay any remuneration in exchange for or to induce the referral of business, including the purchase or prescription of a particular drug that is reimbursed by a state or federal program. False claims laws prohibit knowingly and willingly presenting, or causing to be presented for payment to third-party payers (including Medicare and Medicaid) any claims for reimbursed drugs or services that are false or fraudulent, claims for items or services not provided as claimed or claims for medically unnecessary items or services. Violations of fraud and abuse laws may be punishable by criminal and/or civil sanctions, including fines and civil monetary penalties, as well as the possibility of exclusion from federal healthcare programs (including Medicare and Medicaid).
On December 19, 2012, Amgen announced that it had finalized a settlement agreement with the U.S. government and various other parties regarding allegations that Amgen's promotional, contracting, sales and marketing activities and arrangements caused the submission of various false claims under the Federal Civil False Claims Act and various State False Claims Acts. In connection with entering into the settlement agreement, Amgen also entered into a corporate integrity agreement with the Office of Inspector General (OIG) of the U.S. Department of Health and Human Services that requires Amgen to maintain its corporate compliance program and to undertake a set of defined corporate integrity obligations for a period of five years. Due to the breadth of the statutory provisions and the absence of guidance in the form of regulations or court decisions addressing some of our practices, it is possible that in the future our practices might be further challenged under anti-kickback or similar laws.
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
Our business has been and will continue to be subject to various other U.S. and foreign laws, rules and/or regulations.

Research and Development and Selected Product Candidates
We focus our R&D on novel human therapeutics for the treatment of grievous illness in the areas of oncology, hematology, inflammation, bone health, nephrology, cardiovascular and general medicine, which includes neuroscience. We take a modality-independent approach to R&D with a focus on biologics. Our discovery research programs may therefore yield targets that lead to the development of human therapeutics delivered as large molecules, small molecules, or other combination or new modalities. For the years ended December 31, 2013, 2012 and 2011, our R&D expenses were $4.1 billion, $3.4 billion and $3.2 billion, respectively.
We have major R&D centers in several locations throughout the United States and in the United Kingdom, as well as smaller research centers and development facilities globally. See Item 2. Properties.
We conduct clinical trial activities using both our internal staff and third-party contract clinical trial service providers. To increase the number of patients available for enrollment in our clinical trials, we have opened clinical sites and will continue to open clinical sites and to enroll patients in a number of geographic locations. See Government Regulation — Clinical Development and Product Approval for a discussion of government regulation over clinical development. Also see Item 1A. Risk Factors — We must conduct clinical trials in humans before we can commercialize and sell any of our product candidates or existing products for new indications.
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
In addition to product candidates and marketed products generated from our internal R&D efforts, we acquire companies, acquire and license certain product and R&D technology rights and establish R&D arrangements with third parties to enhance our strategic position within our industry by strengthening and diversifying our R&D capabilities, product pipeline and marketed product base. In pursuing these R&D arrangements and licensing or acquisition activities, we face competition from other pharmaceutical and biotechnology companies that also seek to license or acquire technologies, product candidates or marketed products from those entities performing the R&D.
The following table is a selection of certain of our product candidates by phase of development in our therapeutic areas of focus as of February 17, 2014, unless otherwise indicated. Additional product candidate information can be found on our website at http://www.amgen.com. The website address is not intended to function as a hyperlink, and the information contained on our website is not intended to be a part of this filing. The information in this section does not include other, non-registrational clinical trials that we may conduct for purposes other than for submission to regulatory agencies for their approval of a new product indication. We may conduct non-registrational clinical trials for various reasons including to evaluate real-world outcomes or to collect additional safety information with the use of our products. In addition, the table does not include the biosimilar products we are developing, which are discussed later in this section.

Molecule	Disease/Condition
Phase 3 Programs
Aranesp®	Myelodysplastic syndromes
Blinatumomab	Acute lymphoblastic leukemia (ALL)
Brodalumab	Psoriasis
Evolocumab (AMG 145)	Dyslipidemia
Kyprolis®*	Multiple myeloma
Prolia®	Male osteoporosis (EU only); Glucocorticoid-induced osteoporosis
Rilotumumab	Gastric cancer
Romosozumab	Postmenopausal osteoporosis (PMO)
Sensipar®/ Mimpara®	Post renal transplant
Talimogene laherparepvec	Melanoma
Trebananib	Ovarian cancer
Vectibix®	Metastatic colorectal cancer (mCRC) (US only)
Velcalcetide (AMG 416)	Secondary hyperparathyroidism in patients with CKD receiving dialysis
XGEVA®	Delay or prevention of bone metastases in breast cancer; Cancer-related bone damage in patients with multiple myeloma
Phase 2 Programs
AMG 139	Inflammatory diseases
AMG 181	Inflammatory bowel diseases
AMG 334	Migraine
Blinatumomab	Non-Hodgkin’s Lymphoma (NHL)
Brodalumab	Inflammatory diseases
Kyprolis®*	Small-cell lung cancer
Omecamtiv mecarbil	Heart failure
Oprozomib*	Hematologic malignancies
XGEVA®	First-line metastatic non-small cell lung cancer; Hypercalcemia of malignancy
Phase 1 Programs
AMG 110	Various cancer types
AMG 157	Asthma
AMG 172	Various cancer types
AMG 208	Various cancer types
AMG 232	Various cancer types
AMG 282	Asthma
AMG 319	Hematologic malignancies
AMG 333	Migraine
AMG 337	Various cancer types
AMG 357	Autoimmune diseases
AMG 557	Systemic lupus erythematosus
AMG 581	Schizophrenia
AMG 595	Glioblastoma
AMG 729	Autoimmune diseases
AMG 780	Various cancer types
AMG 811	Systemic lupus erythematosus
AMG 820	Various cancer types
AMG 876	Type 2 diabetes
AMG 900	Various cancer types
Oprozomib*	Solid tumors

*	Being developed by Onyx, an Amgen subsidiary

Phase 3	clinical trials investigate the safety and efficacy of a product candidate in a large number of patients who have the disease or condition under study.
Phase 2	clinical trials investigate side effect profiles and efficacy of a product candidate in a large number of patients who have the disease or condition under study.
Phase 1	clinical trials investigate safety and proper dose ranges of a product candidate in a small number of human subjects.

Phase 3 Product Candidate Program Changes
As of February 11, 2013, we had 14 phase 3 programs. As of February 17, 2014, we had 16 phase 3 programs, as two programs had advanced into phase 3 trials, one program concluded and one program was added as a result of our Onyx acquisition. These changes are set forth in the following table:

Molecule	Disease / Condition	Program Change
Blinatumomab	ALL	Advanced to phase 3
Velcalcetide (AMG 416)	Secondary hyperparathyroidism in patients with CKD receiving dialysis	Advanced to phase 3
XGEVA®	Delay or prevention of bone metastases in prostate cancer (EU only)	Concluded - No longer pursing our marketing application with the EMA
Kyprolis®	Multiple myeloma	Added through acquisition of Onyx
Phase 3 Product Candidate Patent Information
The following table describes our outstanding composition of matter patents that have issued thus far for our product candidates in phase 3 development that have yet to be approved for any indication. Patents for products already approved for one or more indications but currently undergoing phase 3 clinical trials for additional indications are previously described. See Marketing, Distribution and Selected Marketed Products — Patents.

Molecule	Territory	General Subject Matter	Estimated Expiration*
Blinatumomab	U.S.	Polypeptides	2019
	Europe	Polypeptides	2019
Brodalumab	U.S.	Polynucleotides and polypeptides	2027
Evolocumab (AMG 145)	U.S.	Polypeptides	2029
Rilotumumab	U.S.	Polypeptides	2028
Romosozumab	U.S.	Polypeptides	2026
	Europe	Polypeptides	2026
Talimogene laherparepvec	U.S.	Modified HSV-1 compounds and strains	2021
	Europe	Modified HSV-1 compounds and strains	2021
Trebananib	U.S.	Polynucleotides and polypeptides	2025
	Europe	Polynucleotides and polypeptides	2022
Velcalcetide (AMG 416)	U.S.	Compound	2030

*
Patent expiration estimates are based on issued patents which may be challenged, invalidated, or circumvented by competitors. The patent expiration estimates do not include any term adjustments, extensions or supplemental protection certificates that may be obtained in the future and extend these dates. Corresponding patent applications are pending in other jurisdictions. Additional patents may be filed or issued and may provide additional exclusivity for the product candidate or its use.

Phase 3 and 2 Program Descriptions
The following text provides additional information about selected product candidates that have advanced into human clinical trials.
Aranesp®
Aranesp® is a recombinant human protein agonist of the erythropoietin receptor.
The phase 3 study of Aranesp® for the treatment of low risk myelodysplastic syndromes is ongoing.

Blinatumomab
Blinatumomab is an anti-CD19 x anti-CD3 (BiTE®) bispecific antibody. It is being investigated as a cancer treatment.
A phase 3 study in adult patients with relapsed/refractory of ALL is ongoing. Phase 2 studies in adult patients with relapsed/refractory and minimal residual disease of ALL and a phase 2 study in adult patients with NHL are ongoing.
Brodalumab
Brodalumab is a human monoclonal antibody that inhibits the interleukin-17 receptor. It is being investigated as a treatment for a variety of inflammatory diseases. Brodalumab is being jointly developed in collaboration with AstraZeneca Plc. (AstraZeneca).
In 2013, phase 3 studies evaluating brodalumab for the treatment of psoriasis completed enrollment and are ongoing. We completed our phase 2 study in psoriatic arthritis in 2012. A phase 2 study for the treatment of asthma is ongoing.
Denosumab
Denosumab is a human monoclonal antibody that specifically targets a ligand known as RANKL (that binds to a receptor known as RANK) which is a key mediator of osteoclast formation, function, and survival. It is being investigated across a range of conditions including osteoporosis, treatment-induced bone loss and numerous tumor types across the spectrum of cancer-related bone diseases, including hypercalcemia of malignancy.
Prolia®
In August 2013, we submitted a marketing application to the EMA for Prolia® for the treatment of osteoporosis in men at increased risk of fracture.
A phase 3 study of Prolia® for the treatment of glucocorticoid-induced osteoporosis is ongoing.
XGEVA®
In 2013, XGEVA® was approved by the FDA for the treatment of giant cell tumor of bone in the United States.
Phase 3 studies for the delay or prevention of bone metastases in patients with adjuvant breast cancer and prevention of SRE in patients with multiple myeloma are ongoing. A phase 2 study for hypercalcemia of malignancy was completed in 2013. A phase 2 study in non-small cell lung cancer is ongoing.
We decided not to pursue our marketing application to the EMA for XGEVA® to treat men with castration-resistant prostate cancer at high risk of developing bone metastases.
Evolocumab
Evolocumab is a human monoclonal antibody that inhibits Proprotein Convertase Subtilisin/Kexin Type 9 (PCSK9). It is being investigated as a treatment for dyslipidemia.
In December 2013 and January 2014, we announced results from five phase 3 lipid lowering clinical studies evaluating evolocumab as a monotherapy, in combination with statin therapy, in heterozygous familial hypercholesterolemia, in statin-intolerant subjects, and in combination with optimized lipid lowering therapy in a 52 week safety and efficacy study. All five of these studies met their primary endpoints.
In a separate phase 3 study of our devices for use in combination with evolocumab, 95 percent or greater of the 164 patients enrolled were able to self-administer at least one full home administration of evolocumab 420 mg subcutaneously by one injection with an automated mini-doser or by three injections with a standard spring-based autoinjector. Reductions in LDL-C were comparable with both devices.
Additional phase 3 studies to evaluate evolocumab for cardiovascular outcomes, in homozygous familial hypercholesterolemia, in statin-intolerant subjects, and with intravascular ultrasound are ongoing. Discussions are ongoing regarding timing for filing with various regulatory authorities for evolocumab. In the United States, for example, the timing for filing will depend on our having achieved appropriate progress in our ongoing outcomes study.
Rilotumumab
Rilotumumab is a human monoclonal antibody that inhibits the action of hepatocyte growth factor/scatter factor. It is being investigated as a cancer treatment.
A phase 3 study for the treatment of gastric cancer is ongoing.

Romosozumab
Romosozumab is a humanized monoclonal antibody that inhibits the action of sclerostin. Romosozumab is being developed in collaboration with UCB for PMO.
Phase 3 studies for the treatment of PMO in women are ongoing. In January 2014, we announced that we completed enrollment in the phase 3 placebo-controlled registrational study in women with PMO.
Sensipar®/Mimpara®
Sensipar®/Mimpara® is an orally-administered small molecule that lowers PTH levels in blood by increasing sensitivity of the calcium-sensing receptor (CaSR) to extracellular calcium. It is being evaluated in post renal transplant patients.
Talimogene laherparepvec
Talimogene laherparepvec is an oncolytic immunotherapy derived from HSV-1. It is being investigated as a cancer treatment.
In March 2013, we announced results of the primary endpoint of DRR from a phase 3 study evaluating talimogene laherparepvec in metastatic melanoma. The primary analysis of OS, a key secondary endpoint of this study, is event driven and has not yet occurred. This phase 3 study is ongoing.
Trebananib
Trebananib is a peptibody that inhibits the interaction between the endothelial cell-selective Tie2 receptor and its ligands Ang1 and Ang2. It is being investigated as a cancer treatment.
In June 2013, we announced results of the primary analysis of PFS from a phase 3 study evaluating trebananib plus paclitaxel versus placebo plus paclitaxel in recurrent ovarian cancer patients. The study in recurrent ovarian cancer and another phase 3 study evaluating trebananib in first-line setting of ovarian cancer are ongoing.
We discontinued enrollment in our phase 3 study of trebananib in combination with DOXIL® (doxorubicin HCl liposome injection) in the setting of recurrent ovarian carcinoma due to ongoing DOXIL® supply issues.
Vectibix®
Vectibix® is a human monoclonal antibody antagonist of the EGFr pathway. It is being investigated as a cancer treatment.
In 2013, we resubmitted our applications to the FDA for Vectibix® for first-line in KRAS WT metastatic colorectal cancer and conversion from accelerated approval to full approval for third-line in KRAS WT metastatic colorectal cancer monotherapy.
Velcalcetide
Velcalcetide is a peptide agonist of the human cell surface CaSR. It is being investigated as a treatment for secondary hyperparathyroidism in patients with CKD receiving dialysis, with phase 3 studies ongoing.
AMG 139
AMG 139 is a human monoclonal antibody that inhibits the action of IL-23. It is being investigated as a treatment for Crohn’s disease, with a phase 2 study ongoing. AMG 139 is being jointly developed in collaboration with AstraZeneca.
AMG 181
AMG 181 is a human monoclonal antibody that inhibits the action of alpha4/beta7. It is being investigated as a treatment for ulcerative colitis and Crohn's disease, with phase 2 studies ongoing. AMG 181 is being jointly developed in collaboration with AstraZeneca.
AMG 334
AMG 334 is a human monoclonal antibody that inhibits the receptor for Calcitonin Gene-Related Peptide. It is being investigated for the prevention of migraine, with a phase 2 study ongoing.
Omecamtiv mecarbil
Omecamtiv mecarbil is a small molecule activator of cardiac myosin. It is being investigated for the treatment of heart failure. We are developing this product in collaboration with Cytokinetics, Inc.

In September 2013, we announced results of a phase 2 study of an intravenous formulation of omecamtiv mecarbil in patients with left ventricular systolic dysfunction who were hospitalized with acute heart failure. A phase 2 dose escalation study to select and evaluate an oral modified release formulation of omecamtiv mecarbil in subjects with heart failure and left ventricular systolic dysfunction is ongoing.
Onyx Pharmaceuticals
Kyprolis®
Kyprolis® is a novel proteasome inhibitor. It is being investigated as a treatment for patients with multiple myeloma and small-cell lung cancer.
Phase 3 studies in combination with lenalidomide and dexamethasone compared to lenalidomide and dexamethasone in relapsed multiple myeloma; as monotherapy compared to best supportive care in relapsed and refractory multiple myeloma; in combination with dexamethasone compared to bortezomib in combination with dexamethasone in relapsed multiple myeloma; and in combination with melphalan and prednisone compared to bortezomib, melphalan and prednisone in newly diagnosed multiple myeloma are ongoing.
Oprozomib
Oprozomib is an oral proteasome inhibitor. It is being investigated for the treatment of hematologic malignancies including multiple myeloma, with phase 1b/2 studies ongoing.
Amgen Development of Biosimilars
As previously announced, we are collaborating with Actavis, Inc. to develop and commercialize, on a worldwide basis, four oncology antibody biosimilar medicines. The products our collaboration is pursuing include biosimilar versions of bevacizumab (Avastin®), trastuzumab (Herceptin®), rituximab (Rituxan®/Mabthera®) and cetuximab (Erbitux®).
We are also working to develop biosimilar versions of adalimumab (HUMIRA®) and infliximab (REMICADE®).
Our biosimilar product candidates are in varying stages of regulatory development. We expect that any revenue contribution from these biosimilar programs, if successful, would not occur for a number of years. We have biosimilar product candidates of bevacizumab, adalimumab and trastuzumab, that have pivotal studies ongoing, each of which commenced in 2013.
Business Relationships
From time to time, we enter into business relationships, including joint ventures and collaborative arrangements, for the R&D, manufacture and/or commercialization of products and/or product candidates. In addition, we also acquire product and R&D technology rights and establish R&D collaborations with third parties to enhance our strategic position within our industry by strengthening and diversifying our R&D capabilities, product pipeline and marketed product base. These arrangements generally provide for non-refundable, upfront license fees; development and commercial performance milestone payments; cost sharing; royalty payments and/or profit sharing. The activities under these collaboration agreements are performed with no guarantee of either technological or commercial success, and each is unique in nature.
Trade secret protection for our unpatented confidential and proprietary information is important to us. To protect our trade secrets, we generally require counterparties to execute confidentiality agreements upon the commencement of the business relationship with us. However, others could either develop independently the same or similar information or unlawfully obtain access to our information.
Kirin-Amgen, Inc.
Kirin-Amgen, Inc. (K-A) is a 50-50 joint venture with Kirin Holdings Company, Limited (Kirin). K-A develops and then out-licenses to third parties certain product rights which have been transferred to this joint venture from Amgen and Kirin.
K-A has given us exclusive licenses to manufacture and market: (i) G-CSF and pegfilgrastim in the United States, Europe, Canada and Australia; (ii) darbepoetin alfa, romiplostim and brodalumab in the United States, Europe, Canada, Australia, New Zealand, Mexico, all Central and South American countries and certain countries in Central Asia, Africa and the Middle East; and (iii) recombinant human erythropoietin in the United States. We currently market pegfilgrastim, G-CSF, darbepoetin alfa, recombinant human erythropoietin and romiplostim under the brand names Neulasta®, NEUPOGEN®/GRANULOKINE®, Aranesp®, EPOGEN® and Nplate®, respectively. Under these agreements, we pay K-A royalties based on product sales. In addition, we also receive payments from K-A for milestones earned and for conducting certain R&D activities on its behalf. See Note 7, Related party transactions, to the Consolidated Financial Statements.

K-A has also given Kirin exclusive licenses to manufacture and market: (i) G-CSF and pegfilgrastim in Japan, Taiwan and South Korea; (ii) darbepoetin alfa, romiplostim and brodalumab in Japan, China, Taiwan, South Korea and in certain other countries and/or regions in Asia; and (iii) recombinant human erythropoietin in Japan. K-A also gave Kirin and Amgen co-exclusive licenses to manufacture and market G-CSF, pegfilgrastim and recombinant human erythropoietin in China, which Amgen subsequently assigned to Kirin, and as a result, Kirin now exclusively manufactures and markets G-CSF and recombinant human erythropoietin in China. Kirin markets G-CSF, pegfilgrastim, darbepoetin alfa, romiplostim and recombinant human erythropoietin under the brand names GRAN®/Grasin®, Neulasta®, NESP®, ROMIPLATE® and ESPO®, respectively. Under these agreements, Kirin pays K-A royalties based on product sales. In addition, Kirin also receives payments from K-A for conducting certain R&D activities on its behalf.
K-A has also given J&J exclusive licenses to manufacture and market recombinant human erythropoietin for all geographic areas of the world outside the United States, China and Japan. Under this agreement, J&J pays royalties to K-A based on product sales. K-A gave Roche exclusive licenses to market filgrastim and pegfilgrastim in all territories not licensed to Amgen and Kirin. In October 2013, we entered into an agreement to acquire Roche’s licenses to market filgrastim and pegfilgrastim effective January 1, 2014.
Pfizer Inc.
The co-promotion term of our ENBREL collaboration agreement with Pfizer in the United States and Canada expired on October 31, 2013. We now have full ownership of ENBREL promotional rights in the United States and Canada while the rights to market ENBREL outside the United States and Canada are reserved to Pfizer. Under the collaboration agreement, Amgen and Pfizer shared in the agreed-upon selling and marketing expenses approved by a joint committee. We paid Pfizer a percentage of annual gross profits on our ENBREL sales in the United States and Canada on a scale that increased with gross profits; however, we maintained a majority share of ENBREL profits. Upon expiration of the co-promotion term, we are now required to pay Pfizer residual royalties based on a declining percentage of annual net ENBREL sales in the United States and Canada for three years, ranging from 12% to 10%. The amounts of such payments are anticipated to be significantly less than what would be owed based on the terms of the previous ENBREL profit share. Effective November 1, 2016, there will be no further royalty payments.
Glaxo Group Limited
We are in a collaboration with Glaxo Group Limited (Glaxo), a wholly owned subsidiary of GSK, for the commercialization of denosumab for osteoporosis indications in Europe, Australia, New Zealand and Mexico (the Primary Territories). We have retained the rights to commercialize denosumab for all indications in the United States and Canada and for oncology indications in the Primary Territories. Under a related agreement, Glaxo will commercialize denosumab for all indications in countries, excluding Japan, where we did not have a commercial presence at the commencement of the agreement, including China, Brazil, India, Taiwan and South Korea (the Expansion Territories). In the Expansion Territories, Glaxo is responsible for all development and commercialization costs and will purchase denosumab from us to meet demand. We have the option of expanding our role in the commercialization of denosumab in the Primary Territories and certain of the Expansion Territories. In the Primary Territories, we share equally in the commercialization profits and losses related to the collaboration after accounting for expenses, including an amount payable to us in recognition of our discovery and development of denosumab. Glaxo is also responsible for bearing a portion of the cost of certain specified development activities in the Primary Territories.
The collaboration agreement with Glaxo for the Primary Territories will expire in 2022 and the related agreement for the Expansion Territories will expire in 2024, unless either agreement is terminated earlier in accordance with its terms.
Bayer HealthCare Pharmaceuticals Inc.
As a result of our acquisition of Onyx, we are now party to a collaboration with Bayer to jointly develop and commercialize Nexavar® worldwide, except in Japan. The rights to develop and market Nexavar® in Japan are reserved to Bayer. Under the agreements, we are currently funding 50% of mutually agreed R&D costs. In the United States we co-promote Nexavar® with Bayer and share equally in the profits or losses of Nexavar®. Outside of the United States, excluding Japan, Bayer manages all commercialization activities and incurs all of the sales and marketing expenditures, and we reimburse Bayer for half of those expenditures. In all countries outside of the United States, except Japan, we receive 50% of net profits on sales of Nexavar® after deducting certain Bayer-related costs.
In addition, as part of the acquisition we acquired the right to receive a 20% royalty on Stivarga® global net sales from Bayer. Bayer is responsible, at its sole cost and expense, for the development and commercialization of Stivarga® worldwide.

AstraZeneca Plc.
We are in a collaboration with AstraZeneca to jointly develop and commercialize certain monoclonal antibodies from Amgen's clinical inflammation portfolio, including brodalumab, AMG 139, AMG 157, AMG 181 and AMG 557. The agreement covers the worldwide development and commercialization of these antibodies, except for certain Asian countries for brodalumab and Japan for AMG 557, which are licensed to other third parties.
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
Human Resources
As of December 31, 2013, Amgen had approximately 20,000 staff members. We consider our staff relations to be good.
Executive Officers of the Registrant
The executive officers of the Company as of February 7, 2014 are set forth below. Mr. Jonathan M. Peacock ceased his service as the Company’s Executive Vice President and Chief Financial Officer on January 10, 2014.
Mr. Robert A. Bradway, age 51, has served as a director of the Company since October 2011 and Chairman of the Board of Directors since January 1, 2013. Mr. Bradway has been the Company’s President since May 2010 and Chief Executive Officer since May 2012. From May 2010 to May 2012, Mr. Bradway served as the Company’s President and Chief Operating Officer. Mr. Bradway joined the Company in 2006 as Vice President, Operations Strategy and served as Executive Vice President and Chief Financial Officer from April 2007 to May 2010. Prior to joining the Company, he was a Managing Director at Morgan Stanley in London where he had responsibility for the firm’s banking department and corporate finance activities in Europe and focused on healthcare.
Mr. Madhavan (“Madhu”) Balachandran, age 63, became Executive Vice President, Operations in August 2012. Mr. Balachandran joined the Company in 1997 and has held leadership positions in engineering, information systems and operations. From October 2007 to August 2012, Mr. Balachandran was Senior Vice President, Manufacturing. From February 2007 to October 2007, Mr. Balachandran was Vice President, Site Operations. From May 2002 to February 2007, Mr. Balachandran was Vice President, Puerto Rico Operations. Prior to 2002, Mr. Balachandran served as Associate Director Capital Projects before his promotion to Director Engineering and then to Vice President, Information Management. Previously, Mr. Balachandran served as Vice President, Engineering at Burroughs Wellcome & Company.
Dr. Sean E. Harper, age 51, became Executive Vice President, Research and Development in February 2012. Dr. Harper joined the Company in 2002, and has held leadership roles in early development, medical sciences and global regulatory and safety. Dr. Harper served as Senior Vice President, Global Development and Corporate Chief Medical Officer from March 2007 to February 2012. Prior to joining the Company, Dr. Harper worked for five years at Merck Research Laboratories.
Mr. Anthony C. Hooper, age 59, became Executive Vice President, Global Commercial Operations in October 2011. From March 2010 to October 2011, Mr. Hooper was Senior Vice President, Commercial Operations and President, U.S., Japan and Intercontinental of BMS. From January 2009 to March 2010, Mr. Hooper was President, Americas of BMS. From January 2004 to January 2009, Mr. Hooper was President, U.S. Pharmaceuticals, Worldwide Pharmaceuticals Group, a division of BMS. Prior to this, Mr. Hooper held various senior leadership positions at BMS. In his roles at BMS, Mr. Hooper led commercial operations in mature and emerging markets. Prior to joining BMS, Mr. Hooper was Assistant Vice President of Global Marketing for Wyeth Laboratories.
Mr. Michael A. Kelly, age 57, became Acting Chief Financial Officer in January 2014. Before assuming this role, Mr. Kelly held a number of roles at the Company. From October 2013 to January 2014, Mr. Kelly served as Vice President, Commercial Operations. Mr. Kelly has also served as Vice President, Finance, Amgen-Astellas Joint Venture Lead from January 2013 to October 2013, and as Vice President, Finance & Chief Financial Officer International Commercial Operations from September 2010 to January 2013. Mr. Kelly served as Acting Chief Financial Officer from May 2010 to September 2010, as Vice President, Corporate Planning & Control from May 2007 to May 2010 and as Chief Accounting Officer from August 2005 to September 2010. From 2003 to August 2005, Mr. Kelly served as Vice President, Finance for Process Development, Operations and Quality. Prior to joining the Company in 2003, Mr. Kelly was Vice President, Finance and Chief Financial Officer at Tanox, Inc., served as corporate controller at Biogen, Inc. and held positions of increasing responsibility in finance at Monsanto Life Sciences Company, including Chief Financial Officer of its NutraSweet Company subsidiary.
Mr. Brian McNamee, age 57, became Executive Vice President, Full Potential Initiatives in October 2013. Mr. McNamee joined the Company in June 2001 as Senior Vice President, Human Resources. From November 1999 to June 2001, Mr. McNamee served as Vice President of Human Resources at Dell Computer Corp. From 1998 to 1999, Mr. McNamee served as Senior Vice President, Human Resources for the National Broadcasting Corporation, a division of General Electric Company. From July 1988 to November 1999, Mr. McNamee held human resources positions at General Electric.
Ms. Cynthia M. Patton, age 52, became Senior Vice President and Chief Compliance Officer in October 2012. Ms. Patton joined the Company in 2005. From July 2005 to September 2010, Ms. Patton was Associate General Counsel. From September 2010 to October 2012, Ms. Patton was Vice President, Law. Previously, Ms. Patton served as Senior Vice President, General Counsel and Secretary of SCAN Health Plan from 1999 to 2005.
Mr. David J. Scott, age 61, became Senior Vice President, General Counsel and Secretary in March 2004. From May 1999 to February 2004, Mr. Scott served as Senior Vice President and General Counsel of Medtronic, Inc. and also as Secretary from January 2000. From December 1997 to April 1999, Mr. Scott served as General Counsel of London-based United Distillers & Vintners. Mr. Scott also served in executive roles at Grand Metropolitan plc and RJR Nabisco, Inc., and was an attorney in private practice.
Dr. Stuart A. Tross, age 47, became Senior Vice President, Human Resources in October 2013. Dr. Tross joined the Company in April 2006 as Vice President, Human Resources. Prior to joining Amgen, from November 1998 to April 2006, Dr. Tross served in a series of roles for BMS, with his last position being Vice President and Global Head of Human Resources of Mead Johnson Nutrition. Prior to joining BMS, Dr. Tross was a management consultant for Towers Perrin.
Geographic Area Financial Information
For financial information concerning the geographic areas in which we operate, see Note 19, Segment information — Geographic information, to the Consolidated Financial Statements.
Investor Information
Financial and other information about us is available on our website at http://www.amgen.com. We make available on our website, free of charge, copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after filing or submitting such material electronically or otherwise furnishing it to the U.S. Securities and Exchange Commission (SEC). In addition, we have previously filed registration statements and other documents with the SEC. Any document we file may be inspected, without charge, at the SEC’s public reference room at 100 F Street NE, Washington, DC 20549, or at the SEC’s internet address at http://www.sec.gov. These website addresses are not intended to function as hyperlinks, and the information contained in our website and in the SEC’s website is not intended to be a part of this filing. Information related to the operation of the SEC’s public reference room may be obtained by calling the SEC at 800-SEC-0330 (800-732-0330).

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
Our business is subject to extensive regulation by numerous state and federal governmental authorities in the United States, including the FDA, and by foreign regulatory authorities, including the EMA. We are required in the United States and in foreign countries to obtain approval from regulatory authorities before we can manufacture, market and sell our products. Once approved, the FDA and other U.S. and foreign regulatory agencies have substantial authority to require additional testing, perform inspections, change product labeling or mandate withdrawals of our products. Failure to comply with applicable regulatory requirements may subject us to administrative and/or judicially imposed sanctions. The sanctions could include the FDA’s refusal to approve pending applications, withdrawals of approvals, delay or suspension of clinical trials, warning letters, product recalls, product seizures, total or partial suspension of our operations, injunctions, fines, civil penalties and/or criminal prosecution. For example, we received a warning letter from the FDA dated January 27, 2014, describing issues related to the device constituent parts and certain aspects of the underlying quality systems of our combination products. We are working with the FDA to address the concerns raised in the letter.
Obtaining and maintaining regulatory approval has been and will continue to be increasingly difficult, time-consuming and costly. There may be situations in which demonstrating the efficacy and safety of a product candidate may not be sufficient to gain regulatory approval unless superiority to comparative products can be shown. Also, legislative bodies or regulatory agencies could enact new laws or regulations or change existing laws or regulations at any time, which could affect our ability to obtain or maintain approval of our products. For example, the EU is in the process of finalizing new requirements related to how clinical trials are conducted. While the aim of the new requirements is improvement in operational efficiency and a streamlining of the overall clinical trial authorization process, the new requirements also provide for increased transparency of clinical trial results and quality data relating to the products used for such trials. It remains to be seen how the EMA and the individual EU member states will implement the new process and how it will impact companies conducting clinical trials and their ability to protect competitively-sensitive information contained in their approval applications. Failure to comply with new laws or regulations could result in significant monetary penalties as well as reputational and other harms. We are unable to predict when and whether any further changes to laws or regulatory policies affecting our business could occur, such as efforts to reform medical device regulation or the pedigree requirements for medical products or to implement new requirements for combination products, and whether such changes could have a material adverse effect on our business and results of operations.
Regulatory authorities may also question the sufficiency for approval of the endpoints we select for our clinical trials. For example, questions remain about regulatory authorities’ views regarding the adequacy for approval of therapeutic oncology products that have demonstrated a statistically significant improvement in endpoints such as PFS but have not shown a statistically significant improvement in OS. A number of our products and product candidates have been evaluated in clinical trials using endpoints other than OS, such as PFS and bone-metastasis-free survival (BMFS). The use of endpoints such as PFS or BMFS, in the absence of other measures of clinical benefit, may not be sufficient for approval even when such results are statistically significant. Regulatory authorities could also add new requirements, such as the completion of an outcomes study or a meaningful portion of an outcomes study, as conditions for obtaining an indication. For example, the FDA has indicated that the filing of our BLA for evolocumab is dependent on us having achieved appropriate progress in our ongoing cardiovascular outcomes study. The imposition of additional requirements may delay our clinical development and regulatory filing efforts, and delay or prevent us from obtaining regulatory approval for new product candidates, new indications for existing products or maintenance of our current labels.
Some of our products are approved by U.S. and foreign regulatory authorities on a conditional basis with full approval conditioned upon fulfilling the requirements of regulators. For example, in July 2012 our subsidiary Onyx Pharmaceuticals received accelerated approval for Kyprolis® in the United States, with full approval conditioned on conducting additional clinical trials of the use of Kyprolis® as a therapy in treating multiple myeloma. Regulatory authorities are placing greater focus on monitoring products originally approved on an accelerated or conditional basis and on whether the sponsors of such products have met the conditions of the accelerated or conditional approvals. If we are unable to fulfill the requirements of regulators that were conditions of our products' accelerated or conditional approval and/or if regulators re-evaluate the data or risk-benefit profile of our product in connection with a renewal assessment, our conditional approval may not be renewed or we may not receive full approval for these products or may be required to change the products' labeled indications or even withdraw the products from the market.
Safety problems or signals can arise as our product candidates are evaluated in clinical trials or as our marketed products are used in clinical practice. We are required to communicate to regulatory agencies adverse events reported to us regarding our products. Regulatory agencies periodically perform inspections of our pharmacovigilance processes, including our adverse event reporting. In 2012, new pharmacovigilance legislation became effective in the EU that enhanced the authority of European regulators to require companies to conduct additional post-approval clinical efficacy and safety studies and increased the burden on sponsor companies in terms of adverse event management and reporting and safety data analyses. If regulatory agencies determine that we or other parties (including our independent clinical trial investigators or our licensees) have not complied with the applicable reporting or other pharmacovigilance requirements, we may become subject to additional inspections, warning letters or other enforcement actions, including monetary fines and other penalties. Our product candidates and products can also be affected by safety problems or signals occurring with respect to products that are similar to ours and that implicate an entire class of products. Further, as a result of clinical trials, including sub-analyses or meta-analyses of earlier clinical trials (a meta-analysis involves the use of various statistical methods to combine results from previous separate but related studies), concerns may arise about the sufficiency of the data or studies underlying a product’s approved label. Such actual or perceived safety problems or concerns can lead to:

•	revised or restrictive labeling for our products;

•	requirement of risk management activities or other regulatory agency compliance actions related to the promotion and sale of our products;

•	mandated post-marketing commitments or pharmacovigilance programs for our approved products;

•	product recalls of our approved products;

•	revocation of approval for our products from the market completely, or within particular therapeutic areas;

•	increased timelines or delays in being approved by the FDA or other regulatory bodies; and/or

•	fewer treatments or product candidates being approved by regulatory bodies.
For example, beginning in 2006, adverse safety results involving ESAs were observed and since that time our ESAs have been the subject of ongoing review and scrutiny. Reviews by regulatory authorities of the risk-benefit profile of ESAs has resulted in changes to ESA labeling and usage in both the oncology and nephrology clinical settings.
In addition to our innovative products, we are working to develop and commercialize biosimilar versions of six products currently manufactured, marketed and sold by other pharmaceutical companies. (See Item 1. Business — Research and Development and Selected Product Candidates — Amgen Development of Biosimilars.) In many markets there is not yet a legislative or regulatory pathway for the approval of biosimilars. In the United States, the U.S. healthcare reform law provided for such a pathway; while the FDA is working to implement it, significant questions remain as to how products will be approved under the pathway. (See We expect to face increasing competition from biosimilars.) Delays or uncertainties in the development of such pathways could result in delays or difficulties in getting our products approved by regulatory authorities, subject us to unanticipated development costs or otherwise reduce the value of the investments we have made in the biosimilars area.
Some of our products are used with drug delivery or companion diagnostic devices which have their own regulatory, manufacturing and other risks.
Some of our products or product candidates may be used in combination with a drug delivery device, such as an injector or other delivery system. Our product candidates or expanded indications of our products used with such drug delivery devices may not be approved or may be substantially delayed in receiving regulatory approval if such devices do not gain or maintain regulatory approval or clearance. Where approval of the product and device is sought under a single marketing drug application, the increased complexity of the review process may also delay receipt of regulatory approval. In addition, some of these drug delivery devices may be provided by single-source unaffiliated third-party companies. We are dependent on the sustained cooperation and effort of those third-party companies both to supply the devices and, in some cases, to conduct the studies required for approval or clearance by the applicable regulatory agencies. We are also dependent on those third-party companies continuing to meet the applicable regulatory and other requirements to maintain that approval or clearance once it has been received. Failure to supply the devices, delays in or failure of the Amgen or third-party studies, or failure of Amgen or the third-party company to obtain or maintain regulatory approval or clearance of the devices could result in increased development costs, delays in or failure to obtain regulatory approval and/or associated delays in a product candidate reaching the market or the expansion of existing product labels for new indications. Loss of regulatory approval or clearance of a device that is used with our product may also result in the removal of our product from the market.

Similarly, some of our products or product candidates may be used in combination with an in vitro companion diagnostic device, such as a test kit. In some cases, our product candidates or expanded indications of our products used with in vitro companion diagnostic devices may not be approved or may be substantially delayed in receiving regulatory approval if such devices do not gain or maintain regulatory approval or clearance. For example, the FDA has informed us that its approval of Vectibix® for the first- and second-line mCRC indications we are seeking will be contingent upon approval of the companion diagnostic device being developed in collaboration with QIAGEN N.V., which identifies a patient's KRAS gene status. As with drug delivery devices used with our products, our ability to get and maintain the necessary regulatory approvals for our products or product candidates used with in vitro companion diagnostic devices can be substantially dependent on whether the manufacturers of such devices meet their contractual responsibilities to us and/or their obligations to regulatory authorities. Failures by these manufacturers can also result in the significant delays and added costs described above, or even result in the removal of our product from the market.
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

•
the biosimilar product candidate fails to demonstrate the requisite biosimilarity to the applicable reference product, or is otherwise determined to be unacceptable for purposes of safety or efficacy, to gain approval under the biosimilar pathway;

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

In addition, in order to increase the number of patients available for enrollment for our clinical trials, we have and will continue to open clinical sites and enroll patients in a number of new geographic locations where our experience conducting clinical trials is more limited, including Russia, India, China, South Korea, the Philippines, Singapore and some Central and South American countries, either through utilization of third-party contract clinical trial providers entirely or in combination with local staff. Conducting clinical trials in locations where we have limited experience requires substantial time and resources to identify and understand the unique regulatory environments of individual countries. Further, we must ensure the timely production, distribution and delivery of the clinical supply of our product candidates to the numerous and varied clinical trial sites. If we fail to adequately manage the design, execution and regulatory aspects of our large, complex and regulatorily diverse clinical trials or manage the production or distribution of our clinical supply, corresponding regulatory approvals may be delayed or we may fail to gain approval for our product candidates or could lose our ability to market existing products in certain therapeutic areas or altogether. If we are unable to market and sell our product candidates or are unable to obtain approvals in the timeframe needed to execute our product strategies, our business and results of operations could be materially and adversely affected.
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
Clinical trials must be designed based on the current standard of medical care. However in certain diseases, such as cancer, the standard of care is evolving rapidly. In these diseases, the duration of time needed to complete certain clinical trials may result in the design of such clinical trials being based on standards of medical care that are no longer the current standards when such trials are completed, limiting the utility and application of such trials. We may not obtain favorable clinical trial results and may not be able to obtain regulatory approval for new product candidates, new indications for existing products or maintenance of our current labels on this basis.
Even after a product is on the market, safety concerns may require additional or more extensive clinical trials as part of a pharmacovigilance program of our product or for approval of a new indication. For example, in connection with the June 2011 ESA label changes, we also agreed to conduct additional clinical trials examining the use of ESAs in CKD. Additional clinical trials we initiate, including those required by the FDA, could result in substantial additional expense and the outcomes could result in additional label restrictions or the loss of regulatory approval for an approved indication, each of which could have a material adverse effect on the sales of our products, our business and results of operations. Additionally, any negative results from such trials could materially affect the extent of approvals, the use, reimbursement and sales of our products.

We expect to face increasing competition from biosimilars.
We currently face competition in Europe from biosimilars, and we expect to face increasing competition from biosimilars in the future. To the extent that governments adopt more permissive approval frameworks and competitors are able to obtain broader marketing approval for biosimilars, our products will become subject to increased competition. Expiration or successful challenge of applicable patent rights could trigger such competition, and we could face more litigation regarding the validity and/or scope of our patents. Our products may also experience greater competition from lower-cost biosimilars that come to market as branded products that compete with our products lose patent protection.
In the EU, the EC has granted marketing authorizations for several biosimilars pursuant to a set of general and product class-specific guidelines for biosimilar approvals issued over the past few years. In 2013, the EMA drafted new overarching guidelines revisions and proposals that seek to facilitate biosimilar development by clarifying and streamlining the standards required for the approval of biosimilars. In addition, in an effort to spur biosimilar utilization and/or increase potential healthcare savings, countries in the EU, such as France, may adopt biosimilar uptake measures such as requiring physician prescribing quotas or automatic substitution by pharmacists of biosimilars for the corresponding reference products. Some EU countries may impose automatic price reductions upon market entry of the second or third biosimilar competitor. We cannot predict to what extent the entry of biosimilars or other competing products will impact future sales of our products in the EU. Our inability to compete effectively could reduce sales, which could have a material adverse effect on our business and results of operations.
In the United States, with the adoption of the healthcare reform law the FDA was authorized to approve biosimilars under a separate, abbreviated pathway. (See Item 1. Business — Government Regulation — Regulation in the United States — Approval of Biosimilars.) A growing number of companies have announced their intentions to develop biosimilar versions of existing biotechnology products, including a number of our products as well as the biosimilars we are working to develop. Further, biosimilar manufacturers with approved products in Europe may seek to obtain U.S. approval now that the regulatory pathway for biosimilars has been enacted. In addition, critics of the 12-year exclusivity period in the biosimilar pathway law will likely seek to shorten the data exclusivity period and/or to encourage the FDA to interpret narrowly the law's provisions regarding which new products receive data exclusivity. While we are unable to predict the precise impact of the pending introduction of biosimilars on our products, we expect in the future to face greater competition in the United States as a result of biosimilars and downward pressure on our product prices and sales, subject to our ability to enforce our patents. (See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition, Liquidity and Capital Resources.) This additional competition could have a material adverse effect on our business and results of operations.
Our products face substantial competition.
We operate in a highly competitive environment. (See Item 1. Business — Competition.) Our products compete with other products or treatments for diseases for which our products may be indicated. Our competitors market products or are actively engaged in R&D in areas where we have products, where we are developing product candidates or new indications for existing products. In the future, we expect that our products will compete with new drugs currently in development, drugs currently approved for other indications that may later be approved for the same indications as those of our products and drugs approved for other indications that are used off-label. Large pharmaceutical companies and generics manufacturers of pharmaceutical products are expanding into the biotechnology field with increasing frequency, and some pharmaceutical companies and generics manufacturers have formed partnerships to pursue biosimilars. In addition, some of our competitors may have technical, competitive or other advantages over us for the development of technologies and processes. These advantages may make it difficult for us to compete with them to successfully discover, develop and market new products and for our current products to compete with new products or new product indications that these competitors may bring to market. As a result, our products may compete against products that have lower prices, equivalent or superior performance, better safety profile, are easier to administer, achieve earlier entry into the market or that are otherwise competitive with our products. Our products may also experience greater competition from lower-cost biosimilars or generics that come to market as branded products that compete with our products lose their own patent protection. For example, upon the expiry of patent protection for Novartis’s Zometa® (zolendronic acid) in 2013, a number of companies have launched generic forms of zolendronic acid, which now compete against XGEVA®. Further, in November, Teva launched short-acting Granix® in the U.S. to compete with NEUPOGEN® and long-acting lipegfilgrastim in Europe to compete with Neulasta®. Further, EPOGEN® and Aranesp® may begin to face competition during the second half of 2014 from the launch of MIRCERA® in the United States.
Our sales depend on coverage and reimbursement from third-party payers.
Sales of our principal products are dependent on the availability and extent of coverage and reimbursement from third-party payers, including government healthcare programs and private insurance plans. Governments and private insurers have pursued, and continue to pursue, aggressive cost containment initiatives, including increased focus on comparing the effectiveness, benefits and costs of similar treatments, which could result in lower reimbursement rates for our products or narrower populations for whom our products will be reimbursed by payers.

A substantial portion of our U.S. business relies on reimbursement from U.S. federal government healthcare programs. Further, as the federal agency responsible for administering Medicare, Medicaid and the new Health Insurance Exchanges, CMS has substantial power to quickly implement policy changes that can significantly affect how our products are covered and reimbursed. Additionally, there is an increased focus in the United States on analyzing the impact of various government programs on the federal deficit, which has resulted in increased pressure on federal programs to reduce costs. Private payers also continue to seek to reduce their costs. Additionally, the implementation of ACA’s Health Insurance Exchanges, where plans are required to meet certain coverage and cost sharing requirements in the face of increased regulation of rates and profits, could drive consolidation in the insurance industry. The resulting consolidated entities could have greater leverage in making coverage and reimbursement decisions and exert additional pressure on our ability to price and secure patient access for our products. Further, the current Health Care Exchange offerings have very high deductibles and cost-sharing requirements for drugs; if private payers were to broadly adopt these benefit levels for other plans, such change would have a material adverse effect on the sales of our products, our business and results of operations. Outside the United States, we expect that countries will continue to take aggressive actions to reduce their healthcare expenditures. (See Item 1. Business — Reimbursement.) Any deterioration in the coverage and reimbursement available for our products or in the timeliness or certainty of payment by payers to physicians and other providers could negatively impact the ability or willingness of healthcare providers to prescribe our products for their patients or otherwise negatively affect the use of our products or the prices we receive for them. Such changes could have a material adverse effect on the sales of our products, our business and results of operations.
We also face risks relating to the reporting of pricing data that affects the U.S. reimbursement of and discounts for our products. Pricing data that we submit impacts the prices providers are paid, rebates we pay, and discounts we are required to provide under Medicare, Medicaid and other government drug programs, and the calculations are complex. Price reporting regulations require a manufacturer to update certain previously submitted data. Our price reporting data calculations are reviewed on a quarterly basis, and based on such reviews we have on occasion restated previously reported pricing data to reflect changes in calculation methodology, reasonable assumptions, and/or underlying data. If our submitted pricing data are incorrect, we may become subject to substantial fines and penalties or other government enforcement actions, which could have a material adverse impact on our business and results of operations. In addition, if our pricing calculations are incorrect, we also may be required to pay additional rebates and provide additional discounts.
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
Among the reasons we may be unable to obtain these raw materials, medical devices and components include:

•	regulatory requirements or action by regulatory agencies or others;

•	adverse financial or other strategic developments at or affecting the supplier;

•	unexpected demand for or shortage of raw materials, medical devices or components;

•	failure to comply with our quality standards which results in quality and product failures, product contamination and/or recall;

•	a material shortage, contamination, recall and/or restrictions on the use of certain biologically derived substances or other raw materials;

•	discovery of previously unknown or undetected imperfections in raw materials, medical devices or components; and

•	labor disputes or shortages, including the effects of a pandemic flu outbreak, natural disaster, or otherwise.
These events could negatively impact our ability to satisfy demand for our products, which could materially and adversely affect our product use and sales and our business and operating results. For example, in prior years we have experienced shortages in certain components necessary for the formulation, fill and finish of certain of our products in our Puerto Rico facility. Further quality issues which result in unexpected additional demand for certain components may lead to shortages of required raw materials or components (such as we have experienced with EPOGEN® glass vials). We may experience or continue to experience these or other shortages in the future resulting in delayed shipments, supply constraints, contract disputes and/or stock-outs of our products. We continue to investigate alternatives to certain biological sources and alternative manufacturing processes that do not require the use of certain biologically derived substances because such raw materials may be subject to contamination and/or recall. However, any disruptions or delays by us or by third-party suppliers or partners in converting to alternatives to certain biologically derived substances and alternative manufacturing processes or our ability to gain regulatory approval for the alternative materials and manufacturing processes could increase our associated costs or result in the recognition of an impairment in the carrying value of certain related assets, which could have a material and adverse effect on our business and results of operations.
Manufacturing difficulties, disruptions or delays could limit supply of our products and limit our product sales.
Manufacturing biologic human therapeutic products is difficult, complex and highly regulated. We currently are involved in the manufacture of all of our principal products and plan to manufacture many of our product candidates. In addition, we currently use third-party contract manufacturers to produce or assist in the production of ENBREL, Prolia®, Sensipar®/Mimpara®, Nplate®, XGEVA®, Vectibix® and Kyprolis® and plan to use contract manufacturers to produce or assist in the production of a number of our late-stage product candidates. Our ability to adequately and timely manufacture and supply our products and product candidates is dependent on the uninterrupted and efficient operation of our facilities and those of our third-party contract manufacturers, which may be impacted by:

•	capacity of our facilities and those of our contract manufacturers;

•	contamination by microorganisms or viruses;

•	natural or other disasters, including hurricanes, earthquakes, volcanoes or fires;

•	labor disputes or shortages, including the effects of a pandemic flu outbreak, natural disaster, or otherwise;

•	degree of compliance with regulatory requirements;

•	changes in forecasts of future demand;

•	timing and actual number of production runs;

•	updating of manufacturing specifications;

•	production success rates and yields;

•	contractual disputes with our suppliers and contract manufacturers; and

•	timing and outcome of product quality testing.
If the efficient manufacture and supply of our products or product candidates is interrupted, we may experience delayed shipments, delays in our clinical trials, supply constraints, stock-outs and/or recalls of our products. Over the past several years we have initiated a number of voluntary recalls of certain lots of our products. For example, beginning in September 2010, we initiated a voluntary recall of certain lots of EPOGEN® and J&J voluntarily recalled certain lots of PROCRIT®, manufactured by us, because a small number of vials in each lot were found to contain glass lamellae (extremely thin, barely visible glass flakes) which we believed was a result of the interaction of the product formulation with glass vials during the shelf life of the product. The recalls were executed in close cooperation with the FDA. We may experience the same or other problems in the future, resulting in broader product recalls, adverse event trends, delayed shipments, supply constraints, contract disputes and/or stock-outs of our products. If we are at any time unable to provide an uninterrupted supply of our products to patients, we may lose patients and physicians may elect to prescribe competing therapeutics instead of our products, which could materially and adversely affect our product sales, business and results of operations.
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
We currently perform all of the formulation, fill and finish for Neulasta®, NEUPOGEN®, Aranesp®, EPOGEN®, Prolia® and XGEVA® and substantially all of the formulation, fill and finish operations for ENBREL at our manufacturing facility in Juncos, Puerto Rico. We also currently perform all of the bulk manufacturing for Neulasta®, NEUPOGEN® and Aranesp®, all of the purification of bulk EPOGEN® material and substantially all of the bulk manufacturing for Prolia® and XGEVA® at this facility. We perform substantially all of the bulk manufacturing and formulation, fill and finish, and packaging for product candidates to be used in clinical trials at our manufacturing facility in Thousand Oaks, California. The global supply of our products and product candidates is significantly dependent on the uninterrupted and efficient operation of these facilities. A number of factors could materially and adversely affect our operations, including:

•	power failures and/or other utility failures;

•	breakdown, failure or substandard performance of equipment;

•	improper installation or operation of equipment;

•	labor disputes or shortages, including the effects of a pandemic flu outbreak;

•	inability or unwillingness of third-party suppliers to provide raw materials and components; and

•	natural or other disasters, including hurricanes, earthquakes or fires.
In the past, the Puerto Rico facility has experienced manufacturing component shortages and there was evidence of adverse trends in the microbial bioburden of the production environment that reduced the production output. The same or other problems may result in our being unable to supply our products, which could materially and adversely affect our product sales, business and operating results. Our Puerto Rico facility is also subject to the same difficulties, disruptions or delays in manufacturing experienced in our other manufacturing facilities. For example, the limited number of lots EPOGEN® voluntarily recalled in 2010 were manufactured at our Puerto Rico facility. In future inspections, our failure to adequately address the FDA's expectations could lead to further inspections of the facility or regulatory actions. (See Manufacturing difficulties, disruptions or delays could limit supply of our products and limit our product sales.)
Our efforts to acquire other companies or products and to integrate their operations may not be successful, and may result in costs, delays or failures to realize the benefits of the transactions.
We have an ongoing process of evaluating potential merger, acquisition, partnering and in-license opportunities that we expect will contribute to our future growth and expand our geographic footprint, product offerings and/or our R&D pipeline.  Acquisitions may result in unanticipated costs, delays or other operational or financial problems related to integrating the acquired company and business with our company, which may result in the diversion of our management's attention from other business issues and opportunities. Failures or difficulties in integrating or retaining new personnel or in integrating the operations of the businesses that we acquire (including their technology, compliance programs, financial systems, distribution and general business operations and procedures), while preserving important R&D, distribution, marketing, promotion and other relationships, may affect our ability to grow and may result in us incurring asset impairment or restructuring charges. For example, on October 1, 2013, we acquired Onyx, a biopharmaceutical company with several currently marketed products as well as pipeline candidates progressing through the development process and failures or difficulties in the integration of Onyx could result in a material adverse impact on our business and results of operations.

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
Certain of the existing patents on our principal products have recently expired or will expire over the next few years., (See Item 1. Business — Marketing, Distribution and Selected Marketed Products — Patents.) As our patents expire, competitors may be able to legally produce and market similar products or technologies, including biosimilars, which may have a material adverse effect on our product sales, business and results of operations. (See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition, Liquidity and Capital Resources.) We have received, and we continue to seek, additional patent protection relating to our products, including patents on our products, specific processes for making our products, formulations and particular uses of our products. However, competitors may be able to invalidate, design around or otherwise circumvent our patents and sell competing products.
Our sales and operations are subject to the risks of doing business in emerging markets.
We expect a significant portion of growth in our future business to come from expanding our footprint and presence in emerging markets. As we continue our expansion efforts in emerging markets around the world, through acquisitions and licensing transactions as well as through the development and introduction of our current products into new markets, we face numerous risks to our business. There is no guarantee that the Company’s efforts and strategies to expand sales in emerging markets will succeed or that the growth rates experienced in these countries will continue in the future. Emerging market countries may be especially vulnerable to periods of global political, legal, regulatory and financial instability, including sovereign debt issues and/or fluctuations in currency exchange rates. The Company may also be required to increase its reliance on third-party agents and unfamiliar operations and arrangements previously utilized by companies that we partner with or acquire in emerging markets (See We must conduct clinical trials in humans before we can commercialize and sell any of our product candidates or existing products for new indications.). Our international operations and business may also be subject to less protective intellectual property or other applicable laws, diverse data privacy and protection requirements, changing tax laws and tariffs, far-reaching anti-bribery and anti-corruption laws and regulations and an evolving legal and regulatory environment. These legal and operational challenges along with the imposition of governmental controls, the challenges of attracting and retaining qualified personnel and obtaining and/or maintain necessary regulatory or pricing approvals of our products may result in a material adverse impact on the international sales of our products, our business and results of operations.

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
We and certain of our subsidiaries are involved in legal proceedings. (See Note 18, Contingencies and commitments, to the Consolidated Financial Statements.) Civil and criminal litigation is inherently unpredictable, and the outcome can result in costly verdicts, fines and penalties, exclusion from the federal healthcare programs and/or injunctive relief that affect how we operate our business. Defense of litigation claims can be expensive, time-consuming and distracting and it is possible that we could incur judgments or enter into settlements of claims for monetary damages or change the way we operate our business, which could have a material adverse effect on our business and results of operations. In addition, product liability is a major risk in testing and marketing biotechnology and pharmaceutical products. We may face substantial product liability exposure in human clinical trials and for products that we sell after regulatory approval. Product liability claims, regardless of their merits, could be costly and divert management's attention and adversely affect our reputation and the demand for our products. Amgen and Immunex have previously been named as defendants in product liability actions for certain of our products.
We are also involved in government investigations that arise in the ordinary course of our business. As we announced on December 19, 2012, we finalized a settlement agreement with the U.S. government and various other parties to settle certain allegations regarding our sales and marketing practices. However, we may also be subject to actions by governmental entities, including those not participating in the settlement, and may in the future become subject to claims by other parties, in each case with respect to the alleged conduct which is the subject of the settlement. We may see new governmental investigations of or actions against us citing novel theories of recovery. Any of these results could have a material adverse effect on our business and results of operations.
The adoption of new tax legislation or exposure to additional tax liabilities could affect our profitability.
We are subject to income and other taxes in the United States and other jurisdictions in which we do business. As a result, our provision for income taxes is derived from a combination of applicable tax rates in the various places we operate. Significant judgment is required for determining our provision for income tax and our tax returns are periodically examined by various tax authorities. We believe our accrual for tax liabilities is adequate for all open years based on past experience, interpretations of tax law, and judgments about potential actions by tax authorities; however, due to the complexity of the provision for income taxes, the ultimate resolution of any tax matters may result in payments greater or less than amounts accrued. Our provision for income taxes and results of operations in the future could be adversely affected by changes to our operating structure, changes in the mix of income and expenses in countries with differing tax rates, changes in the valuation of deferred tax assets and liabilities, and changes in applicable tax laws, regulations or administrative interpretations thereof. For example, there are several proposals under consideration in the United States to reform tax law, including proposals that may reduce or eliminate the deferral of U.S. income tax on our unrepatriated foreign earnings. A significant change to the U.S. tax system, such as a change to the taxation of income earned outside the United States including credits allowed for foreign taxes, or a significant change to the Puerto Rico tax system, could have a material and adverse effect on our business and on the results of our operations.
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
The development, manufacturing, distribution, pricing, sales, marketing and reimbursement of our products, together with our general operations, are subject to extensive federal and state regulation in the United States and to extensive regulation in foreign countries. (See Our current products and products in development cannot be sold if we do not maintain or gain regulatory approval and Manufacturing difficulties, disruptions or delays could limit supply of our products and limit our product sales.) In addition, our business is complex and involves significant operational risks. While we have implemented numerous risk mitigation measures to comply with such regulations in this complex operating environment, we cannot guarantee that we will be able to effectively mitigate all operational risks. Further, we are now operating under a corporate integrity agreement with the U.S. Department of Health and Human Services, OIG, which requires us to maintain our corporate compliance program and to undertake a set of defined obligations. The corporate integrity agreement requires us to make periodic attestations that we are implementing and following the provisions of the corporate integrity agreement, and provides for an independent third-party review organization to assess and report on our compliance to the OIG. While we have developed and instituted a corporate compliance program, we cannot guarantee that we, our employees, our partners, our consultants or our contractors are or will be in compliance with all potentially applicable U.S. federal and state regulations and/or laws, all potentially applicable foreign regulations and/or laws and/or all requirements of the corporate integrity agreement. If we fail to adequately mitigate our operational risks or if we or our agents fail to comply with any of those regulations, laws and/or requirements of the corporate integrity agreement, a range of actions could result, including, but not limited to, the termination of clinical trials, the failure to approve a product candidate, restrictions on our products or manufacturing processes, withdrawal of our products from the market, significant fines, exclusion from government healthcare programs or other sanctions or litigation. Such occurrences could have a material and adverse effect on our product sales, business and results of operations.
We are increasingly dependent on information technology systems, infrastructure and data.
We are increasingly dependent upon information technology systems, infrastructure and data. The multitude and complexity of our computer systems make them inherently vulnerable to service interruption or destruction, malicious intrusion and random attack. Likewise, data privacy or security breaches by employees or others may pose a risk that sensitive data, including intellectual property, trade secrets or personal information belonging to the Company, its patients, customers or other business partners, may be exposed to unauthorized persons or to the public. Cyber-attacks are increasing in their frequency, sophistication and intensity. Cyber-attacks could include the deployment of harmful malware, denial-of-service, social engineering and other means to affect service reliability and threaten data confidentiality, integrity and availability. Our key business partners face similar risks and any security breach of their systems could adversely affect our security posture. While in the past we have experienced cyber-attacks and intrusions into our computer systems, we do not believe that such attacks have had a material adverse effect on our operations. While we have invested heavily in the protection of data and information technology, there can be no assurance that our efforts will prevent service interruptions, or identify breaches in our systems, that could adversely affect our business and operations and/or result in the loss of critical or sensitive information, which could result in financial, legal, business or reputational harm to us.
Global economic conditions may negatively affect us and may magnify certain risks that affect our business.
Our operations and performance have been, and may continue to be, affected by economic conditions in the United States and throughout the world. As more fully explained below, financial pressures may cause government or other third-party payers to more aggressively seek cost containment through mandatory discounts on our products, policies requiring the automatic substitution of generics or biosimilars, higher hurdles for initial reimbursement approval for new products or other similar measures. (See We expect to face increasing competition from biosimilars.) Additionally, as a result of global economic conditions, third-party payers may delay or be unable to satisfy their reimbursement obligations. In addition, as a result of the economic conditions and/or employer decisions regarding the insurance coverage mandate that goes into effect in the United States in 2015 and 2016, some employers may seek to reduce costs by reducing or eliminating employer group healthcare plans or transferring a greater portion of healthcare costs to their employees. Job losses or other economic hardships may also result in reduced levels of coverage for some individuals, potentially resulting in lower levels of healthcare coverage for themselves or their families. These economic conditions may affect patients' ability to afford health care as a result of increased co-pay or deductible obligations, greater cost sensitivity to existing co-pay or deductible obligations, lost healthcare insurance coverage or for other reasons. We believe such conditions have led and could continue to lead to changes in patient behavior and spending patterns that negatively affect usage of certain of our products, including some patients delaying treatment, rationing prescription medications, leaving prescriptions unfilled, reducing the frequency of visits to healthcare facilities, utilizing alternative therapies and/or foregoing healthcare insurance coverage. In addition to its effects on consumers, any economic downturn may have also increased cost sensitivities among medical providers in the United States, such as oncology clinics, particularly in circumstances where providers may experience challenges in the collection of patient co-pays or be forced to absorb treatment costs as a result of coverage decisions or reimbursement terms. Collectively, we believe these changes have resulted and may continue to result in reduced demand for our products, which could materially and adversely affect the sales of our products, our business and results of operations. Any resulting decrease in demand for our products could also cause us to experience excess inventory write-offs and/or excess capacity or impairment charges at certain of our manufacturing facilities.
Economic conditions continue to affect our operations and performance outside the United States as well, particularly in countries where government-sponsored healthcare systems are the primary payers for healthcare expenditures. Credit and economic conditions have adversely impacted the timing of collections of our trade receivables. (See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation — Financial Condition, Liquidity and Capital Resources.) Further economic challenges may impact our ability to collect some or all of our receivables, which could have a material adverse impact on our operating cash flows and a material adverse effect on our financial position, liquidity or results of operations. (See Our sales depend on coverage and reimbursement from third-party payers.)
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
Government agencies promulgate regulations and guidelines directly applicable to us and to our products. However, professional societies, practice management groups, insurance carriers, physicians, private health/science foundations and organizations involved in various diseases from time to time may also publish guidelines or recommendations to healthcare providers, administrators and payers, and patient communities. Recommendations by government agencies or those other groups/organizations may relate to such matters as usage, dosage, route of administration and use of related therapies as well as reimbursement of our products by government and private payers. In addition, HTA organizations, such as the National Institute for Health and Clinical Excellence in the UK and the Canadian Agency for Drugs and Technologies in Health, make reimbursement recommendations to payers in their jurisdictions based on the clinical effectiveness, cost-effectiveness and service impact of new, emerging and existing medicines and treatments. Any recommendations or guidelines that result in decreased use, dosage or reimbursement of our products could materially and adversely affect our product sales, business and operating results. In addition, the perception by the investment community or stockholders that such recommendations or guidelines will result in decreased use and dosage of our products could adversely affect the market price for our common stock.
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
There can be no assurance that we will continue to declare cash dividends.
Our Board of Directors has declared quarterly dividends on our common stock since it adopted a dividend policy in 2011. Whether we continue and the amount and timing of such dividends are subject to capital availability and periodic determinations by our Board of Directors that cash dividends are in the best interest of our stockholders and are in compliance with all respective laws and agreements of the Company applicable to the declaration and payment of cash dividends. Future dividends, including their timing and amount, may be affected by, among other factors: our views on potential future capital requirements for strategic transactions, including acquisitions; debt service requirements; our credit rating; changes to applicable tax laws or corporate laws; and changes to our business model. Our dividend payments may change from time to time, and we cannot provide assurance that we will continue to declare dividends in any particular amounts or at all. The reduction in or elimination of our dividend payments could have a negative effect on our stock price.
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

Item 1B.	UNRESOLVED STAFF COMMENTS
None.

Item 2.	PROPERTIES
As of December 31, 2013, we owned or leased approximately 200 properties. The locations and primary functions of significant properties are summarized in the following table:

U.S. Location:	Manufacturing	Administrative	Research and/or development	Sales and marketing	Warehouse	Distribution center
Thousand Oaks, CA*	✓	✓	✓	✓	✓	✓
San Francisco, CA		✓	✓	✓		
Boulder, CO	✓	✓			✓	
Longmont, CO	✓	✓			✓	
Louisville, KY					✓	✓
Cambridge, MA			✓			
Woburn, MA	✓	✓			✓	
West Greenwich, RI	✓	✓			✓	
Bothell, WA			✓		✓	
Seattle, WA		✓	✓			
Other U.S. cities		✓	✓	✓		

*Corporate headquarters

Ex-U.S. Location:	Manufacturing	Administrative	Research and/or development	Sales and marketing	Warehouse	Distribution center
Brazil	✓	✓		✓	✓	✓
Canada		✓	✓	✓		
China		✓	✓	✓		
Germany		✓	✓	✓		
Ireland	✓	✓		✓	✓	
Japan		✓	✓	✓		
Netherlands	✓	✓		✓	✓	✓
Puerto Rico	✓	✓			✓	
Switzerland		✓	✓	✓		
Turkey	✓	✓		✓	✓	✓
United Kingdom		✓	✓	✓		
Other countries		✓	✓	✓	✓

In addition to the properties listed above, we have undeveloped land at certain U.S. locations, principally in Thousand Oaks, California; Longmont, Colorado; Louisville, Kentucky; Allentown, Pennsylvania; West Greenwich, Rhode Island; Seattle and Bothell, Washington; Juncos, Puerto Rico; Dun Laoghaire, Ireland; and Singapore (under construction), to accommodate future expansion as required. Excluded from the table above are leased properties that have been abandoned and certain buildings that we still own but are no longer used in our business. There are no material encumbrances on our properties.
We believe that our facilities are suitable for their intended use and, in conjunction with our third-party contracting manufacturing agreements, provide adequate capacity. We also believe that our existing facilities, our third-party contract manufacturing agreements and our anticipated additions are sufficient to meet our expected needs. See Item 1A. Risk Factors for a discussion on the factors that could adversely impact our manufacturing operations and the global supply of our products.
See Item 1. Business — Manufacturing, Distribution and Raw Materials.

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
Common stock
Our common stock trades on The NASDAQ Global Select Market under the symbol AMGN. As of February 13, 2014, there were approximately 7,955 holders of record of our common stock.
The following table sets forth, for the periods indicated, the range of high and low quarterly closing sales prices of the common stock as quoted on The NASDAQ Global Select Market:

Year ended December 31, 2013	High	Low
Fourth quarter	$118.69	$106.28
Third quarter	117.52	95.81
Second quarter	113.42	94.60
First quarter	102.51	82.08
Year ended December 31, 2012
Fourth quarter	$90.17	$84.00
Third quarter	84.81	73.85
Second quarter	73.02	65.59
First quarter	69.84	63.76

Performance graph
The following graph shows the value of an investment of $100 on December 31, 2008, in each of Amgen common stock, the Amex Biotech Index, the Amex Pharmaceutical Index and Standard & Poor’s 500 Index (S&P 500). All values assume reinvestment of the pretax value of dividends and are calculated as of December 31 of each year. The historical stock price performance of the Company’s common stock shown in the performance graph is not necessarily indicative of future stock price performance.

Amgen vs. Amex Biotech, Amex Pharmaceutical and S&P 500 Indices
Comparison of Five-Year Cumulative Total Return
Value of Investment of $100 on December 31, 2008

Dollar Value
$400
$350
$300
$250
$200
$150
$100
$50
$0
2008
2009
2010
2011
2012
2013
Amgen (AMGN)
Amex Biotech (BTK)
Amex Pharma (DRG)
S&P 500 (SPX)

	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013
Amgen (AMGN)	100.00	97.96	95.06	112.40	153.15	206.03
Amex Biotech (BTK)	100.00	145.58	200.51	168.74	238.94	360.26
Amex Pharmaceutical (DRG)	100.00	116.98	119.92	135.41	155.59	204.15
S&P 500 (SPX)	100.00	125.93	144.60	147.63	170.95	225.73
The material in this performance graph is not soliciting material, is not deemed filed with the SEC, and is not incorporated by reference in any filing of the Company under the Securities Act or the Exchange Act, whether made on, before or after the date of this filing and irrespective of any general incorporation language in such filing.

Stock repurchase program
During the year ended December 31, 2013, we had one outstanding stock repurchase program. Our repurchase activity for the year ended December 31, 2013, was as follows:

	Total number of shares purchased	Average price paid per share(1)	Total number of shares purchased as part of publicly announced program	Maximum dollar value that may yet be purchased under the program(2)
January 1 - January 31	5,261,500	$85.30	5,261,500	$1,882,491,021
February 1 - February 28	3,811,000	84.66	3,811,000	1,559,838,541
March 1 - December 31	—		—	1,559,838,541
January 1 - December 31	9,072,500	$85.03	9,072,500

(1)	Average price paid per share includes related expenses.

(2)	On December 13, 2012, our Board of Directors authorized the repurchase of an additional $2 billion of our common stock.
Dividends
For the years ended December 31, 2013 and 2012, we have been paying quarterly dividends. We expect to continue to pay quarterly dividends, although the amount and timing of any future dividends are subject to approval by our Board of Directors. Additional information required by this item is incorporated herein by reference to Note 15, Stockholders’ equity, to the Consolidated Financial Statements.
Securities Authorized for Issuance Under Existing Equity Compensation Plans
Information about securities authorized for issuance under existing equity compensation plans is incorporated by reference from Item 12 — Securities Authorized for Issuance Under Existing Equity Compensation Plans.

Item 6.	SELECTED FINANCIAL DATA

	Years ended December 31,
Consolidated Statement of Income Data:	2013	2012 (1)	2011 (1)	2010 (1)	2009 (1)
	(In millions, except per share data)
Revenues:
Product sales	$18,192	$16,639	$15,295	$14,660	$14,351
Other revenues	484	626	287	393	291
Total revenues	18,676	17,265	15,582	15,053	14,642
Operating expenses:
Cost of sales	3,346	3,199	2,708	2,501	2,372
Research and development	4,083	3,380	3,167	2,894	2,864
Selling, general and administrative	5,184	4,814	4,499	3,996	3,833
Other(2)	196	295	896	117	67
Net income	5,081	4,345	3,683	4,627	4,605
Diluted earnings per share	6.64	5.52	4.04	4.79	4.51
Dividends paid per share	1.88	1.44	0.56	—	—
	As of December 31,
Consolidated Balance Sheet Data:	2013	2012	2011	2010	2009
	(In millions)
Total assets	$66,125	$54,298	$48,871	$43,486	$39,629
Total debt(3)	32,128	26,529	21,428	13,362	10,601
Total stockholders’ equity(4)	22,096	19,060	19,029	23,944	22,667
In addition to the following notes, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and accompanying notes and previously filed Annual Reports on Form 10-K for further information regarding our consolidated results of operations and financial position for periods reported therein and for known factors that will impact comparability of future results. Also, see Note 15, Stockholders’ equity, to the Consolidated Financial Statements, for information regarding cash dividends declared per share of common stock.

(1)
Prior-period amounts for amortization of certain acquired intangible assets have been reclassified within Operating expenses in our Consolidated Statements of Income to conform to the current-period presentation.

(2)	In 2011, we recorded a $780 million legal settlement charge ($705 million, net of tax) in connection with an agreement in principle to settle allegations related to our sales and marketing practices.

(3)
See Note 14, Financing arrangements, to the Consolidated Financial Statements for discussion of our financing arrangements. In addition, in 2010 and 2009, we issued $2.5 billion and $2.0 billion, respectively, aggregate principal amount of notes. No debt was due or repaid in 2010. In 2009, we repaid $1.0 billion of fixed interest rate notes.

(4)
Throughout the five years ended December 31, 2013, we had a share repurchase program authorized by the Board of Directors through which we repurchased $0.8 billion, $4.7 billion, $8.3 billion, $3.8 billion and $3.2 billion, respectively, of Amgen common stock.

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
Amgen is committed to unlocking the potential of biology for patients suffering from serious illnesses by discovering, developing, manufacturing and delivering innovative human therapeutics. This approach begins by using tools like advanced human genetics to unravel the complexities of disease and understand the fundamentals of human biology.
Amgen focuses on areas of high unmet medical need and leverages its biologics manufacturing expertise to strive for solutions that improve health outcomes and dramatically improve people's lives. A biotechnology pioneer since 1980, Amgen has grown to be the world's largest independent biotechnology company, has reached millions of patients around the world and is developing a pipeline of medicines with breakaway potential. Amgen operates in one business segment: human therapeutics. Therefore, our results of operations are discussed on a consolidated basis.
Our principal products include Neulasta®, NEUPOGEN®, ENBREL, Aranesp®, EPOGEN®, XGEVA®, Prolia® and Sensipar®/Mimpara®. For additional information about our products, see Item 1. Business  —  Marketing, Distribution and Selected Marketed Products.
Revenues increased 8% driven by strong performance across the portfolio. Product sales grew 10% in the United States and 8% in the rest of the world (ROW). We also continued paying quarterly dividends in 2013, and in December 2013, we declared a dividend of $0.61 per share of common stock payable in March 2014, representing a 30% increase over the quarterly dividend paid in each of the past four quarters. In addition to delivering strong operating results, we invested heavily in the business in 2013 and that is reflected in our pipeline advancements. We had positive readouts for evolocumab, talimogene laherparepvec and trebananib and also made progress on our biosimilars as we commenced pivotal trials for three of our six programs. We are now present in more than 75 countries including Japan, China and other emerging markets. This expansion was helped, in part, by our reacquiring rights to filgrastim and pegfilgrastim in Eastern Europe, Latin America, Asia, the Middle East and Africa, effective January 1, 2014. Finally, we added Kyprolis® to our marketed products portfolio through the acquisition of Onyx and in-licensed the U.S. commercial rights to ivabradine from Servier.
We expect 2014 to be a data-rich year with various opportunities to continue growing our business. We believe the currently approved indications for XGEVA® and Prolia® represent significant commercial opportunities. Longer-term growth may also be achieved by the successful development of 10 innovative molecules in our later stage pipeline, including Kyprolis® and evolocumab in both the United States and internationally. (See Item 1. Business — Research and Development and Selected Product Candidates.) Additionally, longer-term growth may be achieved by continued expansion into emerging markets and through strategic business development opportunities. Our continued focus on increasing cost efficiencies will assist in providing the necessary resources to fund many of these future opportunities.

Our business will, however, continue to face various challenges. Certain of our products will face increasing competitive pressure as a result of competitive product launches. Additionally, certain of the existing patents on our principal products — including NEUPOGEN®, EPOGEN®, Neulasta®and Aranesp® — recently expired or will expire over the next few years, and we expect to face increasing competition from competitive products including biosimilars. For additional information, including information on the expiration of patents for various products, see Item 1. Business  —  Marketing, Distribution and Selected Marketed Products — Patents.
Current global economic conditions also pose challenges to our business, including continued pressure to reduce healthcare expenditures. Efforts to reduce healthcare costs are being made by third-party payers including governments and private payers. In the United States, various actions have been taken aimed at reducing healthcare spending. The continuing prominence of U.S. budget deficits increases the risk that taxes, fees, rebates, or other federal measures that would further reduce our revenues or increase our expenses may be enacted. As a result of economic conditions, the industry continues to experience significant pricing pressures and other cost containment measures in certain European countries also.
Our long-term success depends to a great extent on our ability to continue to discover, develop and commercialize innovative products and acquire or collaborate on therapies currently in development by other companies. The discovery and development of safe and effective new products, as well as the development of additional indications for existing products, are necessary for the continued strength of our business. We must develop new products over time in order to offset revenue losses when products lose their exclusivity or competing products are launched, as well as in order to provide for revenue and earnings growth. We devote considerable resources to R&D activities. However, successful product development in the biotechnology industry is highly uncertain. We are also confronted by increasing regulatory scrutiny of safety and efficacy both before and after products launch.
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
See Item 1. Business — Marketing, Distribution and Selected Marketed Products and Item 1A. Risk Factors for further discussion of certain of the factors that could impact our future product sales.
Selected financial information
The following is an overview of our results of operations (in millions, except percentages and per share data):

	2013	Change	2012
Product sales:
U.S.	$14,045	10%	$12,815
ROW	4,147	8%	3,824
Total product sales	18,192	9%	16,639
Other revenues	484	(23)%	626
Total revenues	$18,676	8%	$17,265
Operating expenses	$12,809	10%	$11,688
Operating income	$5,867	5%	$5,577
Net income	$5,081	17%	$4,345
Diluted EPS	$6.64	20%	$5.52
Diluted shares	765	(3)%	787
In the following discussion of changes in product sales, any reference to unit growth or decline refers to changes in the purchases of our products by healthcare providers, such as physicians or their clinics, dialysis centers, hospitals and pharmacies.
The increase in U.S. product sales for 2013 reflects growth across the portfolio except for Aranesp®, which declined 4%. The growth was driven primarily by increases in average net sales prices and, to a lesser extent, unit growth. The increase in ROW product sales for 2013 reflects growth for all of our marketed products except Aranesp®, which declined 7%, and NEUPOGEN®, which declined 9%. The ROW increase was driven by unit growth.

The decrease in other revenues for 2013 was due primarily to revenue recognized in the prior year related to changes in our motesanib collaboration with Takeda and milestone payments received in the prior year from AstraZeneca and Astellas Pharma Inc. The modification to the Takeda arrangement resulted in revenue recognition of $230 million in 2012 and resulted in Takeda receiving an exclusive license to develop, manufacture and commercialize motesanib.
The increase in operating expenses for 2013 was driven primarily by R&D and Selling, general and administrative (SG&A) spending including the addition of Onyx effective October 1, 2013.
The increase in net income for 2013 was due primarily to a lower effective income tax rate as well as higher Operating income.
The increase in diluted EPS for 2013 was driven primarily by an increase in net income and, to a lesser extent, by the favorable impact of our stock repurchase program in 2012 and the first quarter of 2013, which reduced the number of shares used to compute diluted EPS. We did not repurchase any shares during the second, third or fourth quarters of 2013.
Although changes in foreign currency exchange rates result in increases or decreases in our reported international product sales, the benefit or detriment that such movements have on our international product sales is offset partially by corresponding increases or decreases in our international operating expenses and our related foreign currency hedging activities. Our hedging activities seek to offset the impacts, both positive and negative, that foreign currency exchange rate changes may have on our net income by hedging our net foreign currency exposure, primarily with respect to product sales denominated in euros. The net impact from changes in foreign currency exchange rates was not material in 2013, 2012 or 2011.
Results of Operations
Product sales
Worldwide product sales were as follows (dollar amounts in millions):

	2013	Change	2012	Change	2011
Neulasta®/NEUPOGEN®	$5,790	8%	$5,352	3%	$5,212
ENBREL	4,551	7%	4,236	14%	3,701
Aranesp®	1,911	(6)%	2,040	(11)%	2,303
EPOGEN®	1,953	1%	1,941	(5)%	2,040
XGEVA®	1,019	36%	748	*	351
Prolia®	744	58%	472	*	203
Sensipar®/Mimpara®	1,089	15%	950	18%	808
Other products	1,135	26%	900	33%	677
Total product sales	$18,192	9%	$16,639	9%	$15,295
Total U.S.	$14,045	10%	$12,815	9%	$11,725
Total ROW	4,147	8%	3,824	7%	3,570
Total product sales	$18,192	9%	$16,639	9%	$15,295
* Change in excess of 100%
Future sales of our products will depend, in part, on the factors discussed in the Overview, Item 1. Business — Marketing, Distribution and Selected Marketed Products — Competition, Item 1A. Risk Factors and any additional factors discussed in the individual product sections below.

Neulasta®/NEUPOGEN®
Total Neulasta® and total NEUPOGEN® sales by geographic region were as follows (dollar amounts in millions):

	2013	Change	2012	Change	2011
Neulasta® — U.S.	$3,499	9%	$3,207	7%	$3,006
Neulasta® — ROW	893	1%	885	(6)%	946
Total Neulasta®	4,392	7%	4,092	4%	3,952
NEUPOGEN® — U.S.	1,169	16%	1,007	5%	959
NEUPOGEN® — ROW	229	(9)%	253	(16)%	301
Total NEUPOGEN®	1,398	11%	1,260	—%	1,260
Total Neulasta®/NEUPOGEN®	$5,790	8%	$5,352	3%	$5,212
The increase in global Neulasta® sales for 2013 was driven by an increase in the average net sales price in the United States, offset partially by a decline in units. The increase in global NEUPOGEN® sales for 2013 was driven by a $155-million order from the U.S. government. Excluding the special order, U.S. sales grew only 1% and global sales declined 1%. Units declined in 2013 in both the United States and ROW.
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
Our material U.S. patents for filgrastim (NEUPOGEN®) expired in December 2013. We now face competition in the United States, which may have a material adverse impact over time on future sales of NEUPOGEN® and, to a lesser extent, Neulasta®. Our outstanding material U.S. patent for pegfilgrastim (Neulasta®) expires in 2015.
Future Neulasta®/NEUPOGEN® sales will also depend, in part, on the development of new protocols, tests and/or treatments for cancer and/or new chemotherapy treatments or alternatives to chemotherapy that may have reduced and may continue to reduce the use of chemotherapy in some patients.
ENBREL
Total ENBREL sales by geographic region were as follows (dollar amounts in millions):

	2013	Change	2012	Change	2011
ENBREL — U.S.	$4,256	7%	$3,967	15%	$3,458
ENBREL — Canada	295	10%	269	11%	243
Total ENBREL	$4,551	7%	$4,236	14%	$3,701
The increase in ENBREL sales for 2013 was driven primarily by an increase in the average net sales price offset partially by slight unit declines.
The increase in ENBREL sales for 2012 was driven primarily by an increase in the average net sales price and, to a lesser extent, an increase in unit demand.
ENBREL also faces increased competition. See Item 1. Business — Marketing, Distribution and Selected Marketed Products — Competition.
Aranesp®
Total Aranesp® sales by geographic region were as follows (dollar amounts in millions):

	2013	Change	2012	Change	2011
Aranesp® — U.S.	$747	(4)%	$782	(21)%	$986
Aranesp® — ROW	1,164	(7)%	1,258	(4)%	1,317
Total Aranesp®	$1,911	(6)%	$2,040	(11)%	$2,303

The decreases in U.S. Aranesp® sales for both 2013 and 2012 were driven by declines in unit demand. The unit declines reflect changes in practice patterns resulting from changes to the label and to the reimbursement environment that occurred during 2011.
The decrease in ROW Aranesp® sales for 2013 reflects unit declines and price pressure in Europe. In 2012, the ROW decline was driven by a decrease in the average net sales price.
EPOGEN®
Total EPOGEN® sales were as follows (dollar amounts in millions):

	2013	Change	2012	Change	2011
EPOGEN® — U.S.	$1,953	1%	$1,941	(5)%	$2,040
EPOGEN® sales for 2013 increased by 1% due to unit growth.
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
Future EPOGEN® sales will also depend, in part, on such factors as:

•	response to changes in reimbursement including recent reduction to the ESRD payment bundle effective January 1, 2014;

•	potential increased competition in the U.S. dialysis setting; and

•	changes in dose utilization as healthcare providers continue to refine their treatment practices in accordance with approved labeling.
See Item 1. Business — Marketing, Distribution and Selected Marketed Products — Competition.
XGEVA® and Prolia®
Total XGEVA® and total Prolia® sales by geographic region were as follows (dollar amounts in millions):

	2013	Change	2012	Change	2011
XGEVA® — U.S.	$764	19%	$644	88%	$343
XGEVA® — ROW	255	*	104	*	8
Total XGEVA®	1,019	36%	748	*	351
Prolia® — U.S.	462	58%	292	*	130
Prolia® — ROW	282	57%	180	*	73
Total Prolia®	744	58%	472	*	203
Total XGEVA®/Prolia®	$1,763	45%	$1,220	*	$554
* Change in excess of 100%
The increases in global XGEVA® and Prolia® sales for 2013 and 2012 were driven primarily by unit growth.
Sequentially, global XGEVA® and Prolia® sales increased 10% and 33%, respectively, in the quarter ended December 31, 2013, compared with the quarter ended September 30, 2013.
In 2013, XGEVA® was launched in several additional countries including France and Spain and is now available in all major markets. XGEVA® also faces increased competition. See Item 1. Business — Marketing, Distribution and Selected Marketed Products — Competition.

Sensipar®/Mimpara®
Total Sensipar®/Mimpara® sales by geographic region were as follows (dollar amounts in millions):

	2013	Change	2012	Change	2011
Sensipar® — U.S.	$757	18%	$639	23%	$518
Sensipar®/Mimpara® — ROW	332	7%	311	7%	290
Total Sensipar®/Mimpara®	$1,089	15%	$950	18%	$808
The increases in global Sensipar®/Mimpara® sales for 2013 and 2012 were driven primarily by unit growth and increases in the average net sales price in the United States.
Other products
Other product sales by geographic region were as follows (dollar amounts in millions):

	2013	Change	2012	Change	2011
Vectibix® — U.S.	$126	3%	$122	—%	$122
Vectibix® — ROW	263	11%	237	19%	200
Nplate® — U.S.	241	13%	214	31%	163
Nplate® — ROW	186	21%	154	15%	134
Kyprolis® — U.S.	71	N/A	—	N/A	—
Kyprolis® — ROW	2	N/A	—	N/A	—
Other — ROW	246	42%	173	*	58
Total other product sales	$1,135	26%	$900	33%	$677
Total U.S. — other products	$438	30%	$336	18%	$285
Total ROW — other products	697	24%	564	44%	392
Total other product sales	$1,135	26%	$900	33%	$677
* Change in excess of 100%
Operating expenses
Operating expenses were as follows (dollar amounts in millions):

	2013	Change	2012	Change	2011
Operating expenses:
Cost of sales	$3,346	5%	$3,199	18%	$2,708
% of product sales	18.4%		19.2%		17.7%
Research and development	$4,083	21%	$3,380	7%	$3,167
% of product sales	22.4%		20.3%		20.7%
Selling, general and administrative	$5,184	8%	$4,814	7%	$4,499
% of product sales	28.5%		28.9%		29.4%
Other	$196	(34)%	$295	(67)%	$896
Cost of sales
Cost of sales decreased to 18.4% of product sales for 2013, driven primarily by lower royalties and higher average net sales prices, offset partially by changes in product mix. The excise tax imposed by Puerto Rico on the gross intercompany purchase price of goods and services from our manufacturer in Puerto Rico (Puerto Rico excise tax) also slightly contributed to the decrease. The rate was 4.0% in 2011, 3.75% in 2012, 2.75% in the first half of 2013 and 4.0% effective July 1, 2013 through December 31, 2017. See Note 4, Income taxes, to the Consolidated Financial Statements for further discussion of the Puerto Rico excise tax.
Cost of sales increased to 19.2% of product sales for 2012, driven primarily by product mix and the Puerto Rico excise tax.

Excluding the impact of the excise tax, cost of sales would have been 16.4%, 17.2% and 16.3% of product sales for 2013, 2012 and 2011, respectively.
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

R&D expense by category was as follows (in millions):

	2013	2012	2011
Discovery Research and Translational Sciences	$1,233	$1,137	$1,125
Later stage clinical programs	1,950	1,285	983
Marketed products	900	958	1,059
Total R&D expense	$4,083	$3,380	$3,167
The increase in R&D expense for 2013 was driven primarily by an increase of $665 million in our later stage clinical programs, including evolocumab and Kyprolis®; and an increase of $96 million in Discovery Research and Translational Sciences activities, offset partially by reduced expenses associated with marketed product support of $58 million.
The increase in R&D expense for 2012 was driven primarily by an increase of $302 million in our later stage clinical programs, including evolocumab and romosozumab; and an increase of $12 million in Discovery Research and Translational Sciences activities, offset partially by reduced expenses associated with marketed product support of $101 million.
Selling, general and administrative
SG&A expenses are comprised primarily of salaries, benefits and other staff-related costs associated with sales and marketing, finance, legal and other administrative personnel; facilities and overhead costs; outside marketing, advertising and legal expenses; the annual U.S. healthcare reform federal excise fee; and other general and administrative costs. Advertising costs are expensed as incurred. SG&A expenses also include costs and cost recoveries associated with marketing and promotion efforts under certain collaboration arrangements. Net payment or reimbursement of SG&A costs is recognized when the obligations are incurred or when we become entitled to the cost recovery.
The increase in SG&A expense for 2013 was driven primarily by the addition of Onyx of $276 million, of which $215 million was acquisition-related and does not have a continuing impact on the combined company’s operating results. Included in these costs are advisory, legal and regulatory costs, and compensation related payments. The compensation payments include cash payments for accelerated vesting of equity awards as part of the acquisition that were previously granted under the Onyx equity award programs which would not have otherwise vested. SG&A also increased by $98 million related primarily to favorable changes in 2012 to the estimated U.S. healthcare reform federal excise fee.
The increase in SG&A expense for 2012 was driven primarily by higher ENBREL profit share expenses of $207 million as well as international expansion, offset partially by lower U.S. healthcare reform federal excise fee expense of $106 million in 2012 compared with 2011, which includes a $61 million favorable adjustment related to the 2011 fee.
Historically, under our ENBREL collaboration agreement, we paid Pfizer a percentage of annual gross profits on our ENBREL sales in the United States and Canada on a scale that increased with gross profits. The ENBREL co-promotion term expired on October 31, 2013, and we are now required to pay Pfizer residual royalties on a declining percentage of net ENBREL sales in the United States and Canada of 12% through October 31, 2014, 11% through October 31, 2015 and 10% through October 31, 2016.
Other
Other operating expenses for 2013 included $113 million of adjustments to our estimated contingent consideration liability related to the BioVex Group, Inc. (BioVex) business combination, certain charges related to our cost savings initiatives of $71 million, which includes severance expenses, and $12 million of other charges related primarily to legal proceedings.
Other operating expenses for 2012 included charges of $175 million related to our cost savings initiatives, which includes severance and expenses associated with abandoning leased facilities, legal charges of $64 million and other operating expenses of $56 million, which includes adjustments to our estimated contingent consideration liability related to the BioVex business combination.
Other operating expenses for 2011 included primarily a legal settlement charge of $780 million and charges related to cost savings initiatives, primarily severance, of $109 million.
See Item 1. Government Regulation — Other Regulation and Note 8, Other charges, to the Consolidated Financial Statements for further discussion of our legal settlement.
Non-operating expenses/income and provision for income taxes
Non-operating expenses/income and provisions for income taxes were as follows (dollar amounts in millions):

	2013	2012	2011
Interest expense, net	$1,022	$1,053	$610
Interest and other income, net	$420	$485	$448
Provisions for income taxes	$184	$664	$467
Effective tax rate	3.5%	13.3%	11.3%
Interest expense, net
The decrease in interest expense, net in 2013 was due primarily to the decrease in non-cash interest resulting from the settlement of our 0.375% 2013 Convertible Notes in February 2013 offset partially by increases resulting from the higher average balance of other outstanding debt and financing fees paid in association with the acquisition of Onyx. The increase in interest expense, net in 2012 was due primarily to a higher average debt balance.
Interest and other income, net
The decrease in interest and other income, net for 2013 was due primarily to lower net gains on sales of investments recognized in the current year. The increase in interest and other income, net for 2012 was due primarily to higher interest income due to a higher average balance of cash, cash equivalents and marketable securities offset partially by lower yields and lower net gains realized on investments.
Income taxes
The decrease in our effective rate for 2013 was due primarily to three significant events occurring in 2013: (i) the acquisition of Onyx, which resulted in a tax benefit of $182 million; (ii) the $187 million settlement of our examination with the Internal Revenue Service (IRS) for the years ended December 31, 2007, 2008 and 2009 in which we agreed to certain adjustments proposed by the IRS and remeasured our unrecognized tax benefits (UTBs) accordingly; and (iii) the reinstatement of the federal R&D tax credit for 2012 and 2013. Because the American Taxpayer Relief Act of 2012 was not enacted until 2013, certain provisions of the Act benefiting the Company's 2012 federal taxes, including the retroactive extension of the R&D tax credit for 2012, were not recognized in the Company's 2012 financial results and instead are reflected in the Company's 2013 financial results. The tax benefit of the retroactive extension of the 2012 R&D tax credit that was recognized in 2013 was $70 million. Additionally, our rate was further reduced by the indefinitely reinvested earnings of our foreign operations.
The increase in our effective tax rate for 2012 was due primarily to the unfavorable tax impact of changes in the jurisdictional mix of income and expenses and the exclusion of the federal R&D tax credit in 2012, offset partially by the favorable resolution of certain state tax matters related to prior years.
The effective tax rates for 2013, 2012 and 2011 would have been approximately 9.2%, 18.7%, and 18.0%, respectively, without the impact of the tax credits associated with the Puerto Rico excise tax.
As permitted under U.S. GAAP, we do not provide for U.S. income taxes on undistributed earnings of our foreign operations that are intended to be invested indefinitely outside the United States.
See Summary of Critical Accounting Policies  —  Income taxes and Note 4, Income taxes, to the Consolidated Financial Statements for further discussion.
Financial Condition, Liquidity and Capital Resources
Selected financial data was as follows as of December 31, 2013 and 2012 (in millions):

	2013	2012
Cash, cash equivalents and marketable securities	$19,401	$24,061
Restricted investments	3,412	—
Total cash, cash equivalents, marketable securities and restricted investments	$22,813	$24,061
Total assets	66,125	54,298
Current portion of long-term debt	2,505	2,495
Long-term debt	29,623	24,034
Stockholders’ equity	22,096	19,060
The Company intends to continue to return capital to stockholders through the payment of cash dividends, reflecting our confidence in the future cash flows of our business. Whether and when we declare dividends and the size of any dividend could be affected by a number of additional factors. (See Item 1A. Risk Factors — There can be no assurance that we will continue to declare cash dividends). In April 2011, the Board of Directors approved a dividend policy related to our common stock and subsequently declared quarterly cash dividends of $0.28 per share of common stock during the second half of 2011. Subsequently, the Board of Directors declared a 29% increase in our quarterly cash dividends to $0.36 per share of common stock in 2012, and a 31% increase in our quarterly cash dividends to $0.47 per share of common stock in 2013. In December 2013, the Board of Directors declared a 30% increase in our quarterly cash dividend to $0.61 per share of common stock, payable in March 2014.
The Company has also returned capital to stockholders through its stock repurchase program. During 2011, 2012 and 2013, we spent $8.3 billion, $4.6 billion and $832 million, respectively, to repurchase shares of our common stock. As of December 31, 2013, $1.6 billion remains available under the Board of Directors-approved stock repurchase program; however, we do not expect to make significant repurchases of our common stock during 2014 and 2015.
In connection with the acquisition of Onyx in October 2013, we entered into a Repurchase Agreement and a Term Loan Credit Facility. See Note 2, Business combinations to the Consolidated Financial Statements. Pursuant to the Repurchase Agreement, we sold 34,097 Class A preferred shares of one of our wholly-owned subsidiaries, ATL Holdings Limited, on September 30, 2013. We are obligated to repurchase the Class A preferred shares from the counterparties on or before September 28, 2018, for the aggregate sale price of $3.1 billion. Under the Repurchase Agreement, which is accounted for as long-term debt, we are obligated to make payments to the counterparties based on the sale price of the outstanding preferred shares at a floating interest rate of London Interbank Offered Rates (LIBOR) plus 1.1%. The Repurchase Agreement contains customary events of default, and we have the right to repurchase all or a portion of the Class A preferred shares at any time prior to the required repurchase date.
On October 1, 2013, we borrowed $5.0 billion under a Term Loan Credit Facility which bears interest at a floating rate based on LIBOR plus additional interest, initially 1%, which can vary based on the credit ratings assigned to our long-term debt by Standard & Poor's Financial Services LLC (S&P) and Moody's Investor Service, Inc. (Moody's). A portion of the principal amount of this debt is to be repaid at the end of each quarter equal to 2.5% of the original amount of the loan, or $125 million, with the balance due on October 1, 2018.

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
We believe that existing funds, cash generated from operations and existing sources of and access to financing are adequate to satisfy our needs for working capital; capital expenditure and debt service requirements; our plans to pay dividends; and other business initiatives we plan to strategically pursue, including acquisitions and licensing activities, in each case for the foreseeable future. We anticipate that our liquidity needs can be met through a variety of sources, including cash provided by operating activities, sales of marketable securities, borrowings through commercial paper and/or our revolving credit agreement and access to other domestic and foreign debt markets and equity markets. With respect to our U.S. operations, we believe that existing funds intended for use in the United States; cash generated from our U.S. operations, including intercompany payments and receipts; and existing sources of and access to financing (collectively referred to as “U.S. funds”) are adequate to continue to meet our U.S. obligations (including our plans to pay dividends with U.S. funds) for the foreseeable future. See Item 1A. Risk Factors — Global economic conditions may negatively affect us and may magnify certain risks that affect our business.
A significant portion of our operating cash flows is dependent on the timing of payments from our customers located in the United States and, to a lesser extent, our customers outside the United States, which include government-owned or -supported healthcare providers (government healthcare providers). Payments from these government healthcare providers are dependent in part on the economic stability and creditworthiness of their applicable country. Historically, some payments from a number of European government healthcare providers have extended beyond the contractual terms of sale, and regional economic uncertainty continues. In particular, credit and economic conditions in Southern Europe, particularly in Spain, Italy, Greece and Portugal, continue to adversely impact the timing of collections of our trade receivables in this region. As of December 31, 2013, accounts receivable in these four countries totaled $419 million, of which $301 million was past due. Although economic conditions in this region may continue to affect the average length of time it takes to collect payments, to date we have not incurred any significant losses related to these receivables; and the timing of payments in these countries has not had nor is it currently expected to have a material adverse impact on our overall operating cash flows. However, if government funding for healthcare were to become unavailable in these countries or if significant adverse adjustments to past payment practices were to occur, we might not be able to collect the entire balance of these receivables. We will continue working closely with these customers, monitoring the economic situation and taking appropriate actions as necessary.
Cash, cash equivalents, marketable securities and restricted investments
Of our total cash, cash equivalents, marketable securities and restricted investment balances totaling approximately $22.8 billion as of December 31, 2013, approximately $20.9 billion was generated from operations in foreign tax jurisdictions and is intended to be invested indefinitely outside the United States. Under current tax laws, if these funds were repatriated for use in our U.S. operations, we would be required to pay additional income taxes at the tax rates then in effect.
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
Financing arrangements
The current and noncurrent portions of our long-term borrowings at December 31, 2013, were $2.5 billion and $29.6 billion, respectively. The current and noncurrent portions of our long-term borrowings at December 31, 2012, were $2.5 billion and $24.0 billion, respectively. As of December 31, 2013, S&P, Moody's and Fitch, Inc. assigned credit ratings to our outstanding senior notes of A with a stable outlook, Baa1 with a negative outlook and BBB with a negative outlook, respectively, which are considered investment grade. Unfavorable changes to these ratings may have an adverse impact on future financings and would affect the interest rate paid under our Term Loan Credit Facility.
We issued long-term debt during the three years ended December 31, 2013, including $8.1 billion, $5.0 billion, and $10.5 billion aggregate principal amounts in 2013, 2012 and 2011, respectively. We repaid debt of $3.4 billion, $123 million, and $2.5 billion during the years ended December 31, 2013, 2012 and 2011, respectively.
To achieve a desired mix of fixed and floating interest rate debt, we entered into interest rate swap contracts that effectively converted a fixed-rate interest coupon for certain of our debt issuances to a floating LIBOR-based coupon over the life of the respective note. These interest rate swap contracts qualified and were designated as fair value hedges. In 2013, we entered into interest rate swap contracts with an aggregate notional amount of $4.4 billion. In addition, we previously had interest rate swap contracts on debt with an aggregate face value of $3.6 billion which, due to historically low interest rates, were terminated in May

2012. See Note 14, Financing arrangements, and Note 17, Derivative instruments, to the Consolidated Financial Statements for further discussion of our interest rate swap contracts.
To hedge our exposure to foreign currency exchange rate risk associated with certain of our long-term notes denominated in foreign currencies, we entered into cross-currency swap contracts, which effectively convert the interest payments and principal repayment of the respective notes from euros/pounds sterling to U.S. dollars. These cross-currency swap contracts qualify and are designated as cash flow hedges. As of December 31, 2013 and 2012, we had cross-currency swap contracts with aggregate notional amounts of $2.7 billion. See Note 17, Derivative instruments, to the Consolidated Financial Statements for further discussion of our cross-currency swap contracts.
As of December 31, 2013, we have a commercial paper program that allows us to issue up to $2.5 billion of unsecured commercial paper to fund our working capital needs. At December 31, 2013 and 2012, we had no amounts outstanding under our commercial paper program.
In December 2011, we entered into a $2.5 billion syndicated, unsecured, revolving credit agreement which is available for general corporate purposes or as a liquidity backstop to our commercial paper program. The commitments under the revolving credit agreement may be increased by up to $500 million with the agreement of the banks. Each bank which is a party to the agreement has an initial commitment term of five years. This term may be extended for up to two additional one-year periods with the agreement of the banks. Annual commitment fees for this agreement are 0.1% based on our current credit rating. Generally, we would be charged interest at LIBOR plus 0.9% for any amounts borrowed under this facility. As of December 31, 2013 and 2012, no amounts were outstanding under this facility.
In March 2011, we filed a shelf registration statement with the SEC which allows us to issue unspecified amounts of debt securities; common stock; preferred stock; warrants to purchase debt securities, common stock, preferred stock or depository shares; rights to purchase common stock or preferred stock; securities purchase contracts; securities purchase units; and depository shares. Under this shelf registration statement, all of the securities available for issuance may be offered from time to time with terms to be determined at the time of issuance. This shelf registration statement expires in March 2014 and is expected to be renewed before its expiration date.
In 1997, we established a $400 million medium-term note program under which medium-term debt securities may be offered from time to time with terms to be determined at the time of issuance. As of December 31, 2013 and 2012, no securities were outstanding under this medium-term note program.
Certain of our financing arrangements contain non-financial covenants. In addition, our revolving credit agreement and Term Loan Credit Facility each includes a financial covenant with respect to the level of our borrowings in relation to our equity, as defined. We were in compliance with all applicable covenants under these arrangements as of December 31, 2013.
See Note 14, Financing arrangements, to the Consolidated Financial Statements for further discussion of our financing arrangements.
Cash flows
A summary of our cash flow activity was as follows (in millions):

	2013	2012	2011
Net cash provided by operating activities	$6,291	$5,882	$5,119
Net cash used in investing activities	(8,469)	(9,990)	(786)
Net cash provided by (used in) financing activities	2,726	419	(674)
Operating
Cash provided by operating activities has been and is expected to continue to be our primary recurring source of funds. Cash provided by operating activities increased during 2013 due primarily to the 2012 impacts of the payment associated with a previously disclosed litigation settlement and higher payments to taxing authorities, offset partially by cash receipts in 2012 of $397 million in connection with the termination of interest rate swap agreements and $197 million received under a government-funded program in Spain with regard to trade receivables. Cash provided by operating activities increased during 2012 compared with 2011 due primarily to the timing and amount of receipts from customers, timing of payments to vendors and taxing authorities, cash received in connection with the termination of our interest rate swap agreements discussed above and the impact of decreased inventory-related expenditures. These increases were offset partially by a payment associated with the previously disclosed litigation settlement.

Investing
Capital expenditures, which were associated primarily with manufacturing capacity expansions in Ireland and Puerto Rico, as well as other site developments, totaled $693 million, $689 million and $567 million in 2013, 2012 and 2011, respectively. We currently estimate 2014 spending on capital projects and equipment to be approximately $800 million.
Cash used in investing activities during the years ended December 31, 2013, 2012 and 2011, also included the cost of acquiring certain businesses, net of cash acquired, which totaled $9.4 billion, $2.4 billion and $701 million, respectively.
Net sales of marketable securities were $2.2 billion for 2013, compared to net purchases of $6.9 billion for 2012 and net sales of $437 million for 2011.
Financing
Cash provided by financing activities during 2013 was due to net proceeds from the issuance of long-term debt of $8.1 billion and net proceeds from the issuance of common stock in connection with the Company's equity award programs of $296 million. These receipts were offset partially by the repayment of long-term debt of $3.4 billion, the payment of dividends of $1.4 billion, and repurchases of our common stock of $832 million. Cash provided by financing activities during 2012 was due to net proceeds from the issuance of long-term debt of $4.9 billion and net proceeds from the issuance of common stock in connection with the Company's equity award programs of $1.3 billion, offset partially by repurchases of common stock of $4.6 billion and the payment of dividends of $1.1 billion. Cash used in financing activities during 2011 was due to the repurchases of our common stock of $8.3 billion; repayment of long-term debt of $2.5 billion; and payment of dividends of $500 million, offset partially by net proceeds from the issuance of long-term debt of $10.4 billion.
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
The following table represents our contractual obligations as of December 31, 2013, aggregated by type (in millions):

	Payments due by period
		Year	Years	Years	Years
Contractual obligations	Total	1	2 and 3	4 and 5	6 and beyond
Long-term debt obligations (1) (2) (3) (4)	$50,245	$3,625	$5,007	$12,412	$29,201
Operating lease obligations	905	140	239	181	345
Purchase obligations (5)	2,249	895	450	245	659
UTBs (6)	—	—	—	—	—
Total contractual obligations	$53,399	$4,660	$5,696	$12,838	$30,205

(1)
Long-term debt obligations include future interest payments which are included in our financing arrangements at the fixed contractual coupon rates. To achieve a desired mix of fixed and floating interest rate debt, we enter into interest rate swap contracts that effectively convert a fixed rate interest coupon for certain of our debt issuances to a floating LIBOR-based coupon over the life of the respective note. We used an interest rate forward curve at December 31, 2013, in computing net amounts to be paid or received under our interest rate swap contracts which resulted in an aggregate net increase in future interest payments of $68 million. See Note 14, Financing arrangements, to the Consolidated Financial Statements for further discussion of our interest swap contracts.

(2)
Long-term debt obligations include future interest payments under our Master Repurchase Agreement and Term Loan at LIBOR-based variable rates of interest. We used an interest rate forward curve at December 31, 2013, in computing interest payments on these debt obligations. See Note 14, Financing arrangements, to the Consolidated Financial Statements for further discussion of these debt obligations.

(3)
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

(4)
Interest payments and the repayment of principal on our 4.375% 2018 euro Notes were translated into U.S. dollars at the foreign currency exchange rate in effect at December 31, 2013. See Note 14, Financing arrangements, to the Consolidated Financial Statements for further discussion of our long-term debt obligations.

(5)
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

(6)
Liabilities for UTBs (net of foreign tax credits and federal tax benefit of state taxes) and related accrued interest and penalties totaling approximately $1.3 billion at December 31, 2013, are not included in the table above because, due to their nature, there is a high degree of uncertainty regarding the timing of future cash outflows and other events that extinguish these liabilities.

In addition to amounts in the table above, we are contractually obligated to pay additional amounts, which in the aggregate are significant, upon the achievement of various development, regulatory and commercial milestones for agreements we have entered into with third parties, including contingent consideration incurred or assumed in the acquisitions of BioVex and Onyx. These payments are contingent upon the occurrence of various future events, substantially all of which have a high degree of uncertainty of occurring. These contingent payments have not been included in the table above, and, except with respect to the fair value of the contingent consideration obligations, are not recorded on our Consolidated Balance Sheets. As of December 31, 2013, the maximum amount that may be payable in the future for agreements we have entered into with third parties is approximately $3.3 billion, including $875 million of contingent consideration payments in connection with the acquisitions of BioVex and Onyx. See Note 2, Business combinations, to the Consolidated Financial Statements.

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
We analyze the adequacy of our accruals for sales deductions quarterly. Amounts accrued for sales deductions are adjusted when trends or significant events indicate that adjustment is appropriate. Accruals are also adjusted to reflect actual results. Amounts recorded in Accrued liabilities in the Consolidated Balance Sheets for sales deductions were as follows (in millions):

	Rebates	Chargebacks	Other deductions	Total
Balance as of January 1, 2011	$844	$173	$127	$1,144
Amounts charged against product sales	1,795	2,626	670	5,091
Payments	(1,592)	(2,600)	(717)	(4,909)
Balance as of December 31, 2011	1,047	199	80	1,326
Amounts charged against product sales	1,480	2,709	659	4,848
Payments	(1,680)	(2,741)	(624)	(5,045)
Balance as of December 31, 2012	847	167	115	1,129
Amounts charged against product sales	1,784	3,008	669	5,461
Payments	(1,736)	(2,924)	(682)	(5,342)
Balance as of December 31, 2013	$895	$251	$102	$1,248
For the years ended December 31, 2013, 2012 and 2011, total sales deductions were 23%, 23% and 25% of gross product sales, respectively. Included in these amounts are immaterial adjustments related to prior-year sales due to changes in estimates. Such amounts represent 3% or less of the aggregate sales deductions charged against product sales in each of the three years ended December 31, 2013.
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
Rebates include primarily amounts paid to payers and providers in the United States, including those paid to state Medicaid programs, and are based on contractual arrangements or statutory requirements which vary by product, by payer and individual payer plans. As we sell product, we estimate the amount of rebate that will be paid by us based on the product sold, contractual terms, estimated patient population, historical experience and wholesaler inventory levels and accrue these rebates in the period the related sale is recorded. We then adjust the rebate accruals as more information becomes available and to reflect actual claims experience. Estimating such rebates is complicated, in part, due to the time delay between the date of sale and the actual settlement of the liability, which can take more than one year. We believe the methodology we use to accrue for rebates is reasonable and appropriate given current facts and circumstances. However, actual results may differ. For example, we had managed Medicaid rebate adjustments of $164 million in 2013. Including this adjustment, changes in annual estimates related to prior annual periods were less than 10% of the estimated rebate amounts charged against product sales for the years ended December 31, 2013 and 2012, and less than 5% for the year ended December 31, 2011. A 10% change in our rebate estimate attributable to rebates recognized in 2013 would have had an impact of approximately $180 million, or approximately 1% of our 2013 product sales and a corresponding impact on our financial condition and liquidity.
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
Product returns
Returns are estimated through comparison of historical return data to their related sales on a production lot basis. Historical rates of return are determined for each product and are adjusted for known or expected changes in the marketplace specific to each product, when appropriate. In each of the last three years, sales return provisions have amounted to less than 1% of gross product sales. Changes in estimates for prior year sales return provisions have historically been insignificant.
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
Significant estimates and assumptions are also required to determine the acquisition date fair values of any contingent consideration obligations incurred in connection with business combinations. In addition, we must revalue these obligations each subsequent reporting period until the related contingencies are resolved and record changes in their fair values in earnings. The acquisition date fair values of various contingent consideration obligations incurred or assumed in the acquisitions of businesses (see Note 2, Business combinations, to the Consolidated Financial Statements) were determined using a combination of valuation techniques. Significant estimates and assumptions required for these valuations included, but were not limited to, the probability of achieving regulatory milestones, product sales projections under various scenarios and discount rates used to calculate the present value of the required payments. These estimates and assumptions are required to be updated in order to revalue these contingent consideration obligations each reporting period. Accordingly, subsequent changes in underlying facts and circumstances could result in changes in these estimates and assumptions, which could have a material impact on the estimated future fair values of these obligations.
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
Indefinite-lived intangible assets, composed of IPR&D projects acquired in a business combination which have not reached technological feasibility, are reviewed annually for impairment and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. We determine impairment by comparing the fair value of the asset to its carrying value. If the asset's carrying value exceeds its fair value, an impairment charge is recorded for the difference and its carrying value is reduced accordingly.
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
In the capital and credit markets, we experienced an increase in interest rates during 2013. As a result, in the discussion that follows, we have assumed a hypothetical change in interest rates of 100 basis points from those at December 31, 2013 and 2012. We have also assumed a hypothetical 20% change in foreign currency exchange rates against the U.S. dollar based on its position relative to other currencies as of December 31, 2013 and 2012.
Interest rate sensitive financial instruments
Our portfolio of available-for-sale interest-bearing securities at December 31, 2013 and 2012, was comprised of: U.S. Treasury securities and other government-related debt securities; corporate debt securities; residential mortgage-backed and other mortgage- and asset-backed securities; money market mutual funds; and other short-term interest-bearing securities, composed principally of commercial paper. The fair values of our investment portfolio of interest-bearing securities were $22.3 billion and $23.7 billion at December 31, 2013 and 2012, respectively. Duration is a sensitivity measure that can be used to approximate the change in the value of a security that will result from a 100 basis point change in interest rates. Applying a duration model, a hypothetical 100 basis point increase in interest rates at December 31, 2013 and 2012, would not have resulted in a material effect on the fair values of these securities on these dates. In addition, a hypothetical 100 basis point decrease in interest rates at December 31, 2013 and 2012, would not result in a material effect on income or cash flows in the respective ensuing year.
As of December 31, 2013, we had outstanding debt with a carrying value of $32.1 billion and a fair value of $33.5 billion. As of December 31, 2012, we had outstanding debt with a carrying value of $26.5 billion and a fair value of $29.9 billion. Our outstanding debt at December 31, 2013 and 2012, was comprised of debt with fixed interest rates, except for $8.1 billion of debt issued in connection with the acquisition of Onyx outstanding at December 31, 2013. Changes in interest rates do not affect interest expense or cash flows on fixed-rate debt. Changes in interest rates would, however, affect the fair values of fixed-rate debt. A hypothetical 100 basis point decrease in interest rates relative to interest rates at December 31, 2013, would have resulted in an increase of approximately $2.2 billion in the aggregate fair value of our outstanding debt on this date. A hypothetical 100 basis point decrease in interest rates relative to the interest rates at December 31, 2012, would have resulted in an increase of approximately $2.6 billion in the aggregate fair value of our outstanding debt on this date. The analysis for the debt does not consider the impact that hypothetical changes in interest rates would have on the related interest rate swap contracts and cross-currency swap contracts.
To achieve a desired mix of fixed and floating interest rate debt, we entered into interest rate swap contracts during 2013, which qualified and were designated for accounting purposes as fair value hedges, for certain of our fixed-rate debt. These derivative contracts effectively converted a fixed-rate interest coupon to a floating-rate LIBOR-based coupon over the life of the respective note. Interest rate swap contracts with notional amounts totaling $4.4 billion were outstanding at December 31, 2013. A hypothetical 100 basis point increase in interest rates relative to interest rates at December 31, 2013, would have resulted in a reduction in fair value of approximately $300 million on our interest rate swap contracts on this date and would not result in a material effect on the related income or cash flows in the respective ensuing year. The analysis for the interest rate swap contracts does not consider the impact that hypothetical changes in interest rates would have on the related fair values of debt that these interest rate sensitive instruments were designed to offset.

As of December 31, 2013 and 2012, we had outstanding cross-currency swap contracts with aggregate notional amounts of $2.7 billion that hedge certain of our foreign denominated debt and related interest payments. These contracts effectively convert interest payments and principal repayment of this debt to U.S. dollars from euros/pounds sterling and are designated for accounting purposes as cash flow hedges. A hypothetical 100 basis point adverse movement in interest rates relative to interest rates at December 31, 2013 and 2012, would have resulted in reductions in the fair values of our cross-currency swap contracts of approximately $320 million and $400 million, respectively, but would have no material effect on cash flows or income in the respective ensuing year.
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
As of December 31, 2013, we had outstanding euro and pound sterling denominated debt with a carrying value and fair value of $3.6 billion and $3.7 billion, respectively. As of December 31, 2012, we had outstanding euro and pound sterling denominated debt with a carrying value and fair value of $3.5 billion and $3.8 billion, respectively. A hypothetical 20% adverse movement in foreign currency exchange rates compared with the U.S. dollar relative to exchange rates at December 31, 2013, would have resulted in an increase in fair value of this debt of approximately $750 million on this date and a reduction in income in the ensuing year of approximately $730 million, but would have no material effect on the related cash flows in the ensuing year. A hypothetical 20% adverse movement in foreign currency exchange rates compared with the U.S. dollar relative to exchange rates at December 31, 2012, would have resulted in an increase in fair value of this debt of approximately $760 million on this date and a reduction in income in the ensuing year of approximately $700 million, but would have no material effect on the related cash flows in the ensuing year. The analysis for this debt does not consider the offsetting impact that hypothetical changes in foreign currency exchange rates would have on the related cross-currency swap contracts which are in place for the majority of the foreign currency denominated debt.
With regard to our $2.7 billion notional amount of cross-currency swap contracts that are designated as cash flow hedges of certain of our debt denominated in euros and pound sterling as of December 31, 2013 and 2012, a hypothetical 20% adverse movement in foreign currency exchange rates compared with the U.S. dollar relative to exchange rates on this date, would have resulted in a reduction in the fair values of these contracts of approximately $660 million and $710 million on this date, but would have no material effect on the related cash flows in the ensuing year. The impact on income in the ensuing years from these contracts of this hypothetical adverse movement in foreign currency exchange rates would be fully offset by the corresponding hypothetical changes in the carrying amounts of the related hedged debt.
We enter into foreign currency forward and options contracts that are designated for accounting purposes as cash flow hedges of certain anticipated foreign currency transactions. As of December 31, 2013, we had open foreign currency forward and options contracts, primarily euro-based, with notional amounts of $4.0 billion and $516 million, respectively. As of December 31, 2012, we had open foreign currency forward and options contracts, primarily euro-based, with notional amounts of $3.7 billion and $200 million, respectively. As of December 31, 2013 and 2012, the net unrealized gains on these contracts were not material. With regard to foreign currency forward and option contracts that were open at December 31, 2013, a hypothetical 20% adverse movement in foreign currency exchange rates compared with the U.S. dollar relative to exchange rates at December 31, 2013, would have resulted in a reduction in fair value of these contracts of approximately $820 million on this date and, in the ensuing year, a reduction in income and cash flows of approximately $400 million. With regard to contracts that were open at December 31, 2012, a hypothetical 20% adverse movement in foreign currency exchange rates compared with the U.S. dollar relative to exchange rates at December 31, 2012, would have resulted in a reduction in fair value of these contracts of approximately $730 million on this date and, in the ensuing year, a reduction in income and cash flows of approximately $350 million. The analysis does not consider the impact that hypothetical changes in foreign currency exchange rates would have on anticipated transactions that these foreign currency sensitive instruments were designed to offset.
As of December 31, 2013 and 2012, we had open foreign currency forward contracts with notional amounts totaling $999 million and $629 million, respectively, that hedged fluctuations of certain assets and liabilities denominated in foreign currencies but were not designated as hedges for accounting purposes. These contracts had no material net unrealized gains or losses at December 31, 2013 and 2012. With regard to these foreign currency forward contracts that were open at December 31, 2013 and 2012, a hypothetical 20% adverse movement in foreign currency exchange rates compared with the U.S. dollar relative to exchange rates on these dates would have resulted in a reduction of approximately $160 million and $60 million, respectively, in the fair value of these contracts on this date, but would not result in a material effect on income or cash flows in the respective ensuing year. The analysis does not consider the impact that hypothetical changes in foreign currency exchange rates would have on assets and liabilities that these foreign currency sensitive instruments were designed to offset.
Market price sensitive financial instruments
As of December 31, 2013 and 2012, we were also exposed to price risk on equity securities included in our portfolio of investments, which were acquired primarily for the promotion of business and strategic objectives. These investments are generally in small capitalization stocks in the biotechnology industry sector. Price risk relative to our equity investment portfolio as of December 31, 2013 and 2012, was not material.
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
We maintain “disclosure controls and procedures,” as such term is defined under Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in Amgen’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to Amgen’s management, including its Chief Executive Officer and Acting Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, Amgen’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and in reaching a reasonable level of assurance Amgen’s management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation under the supervision and with the participation of our management, including Amgen’s Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of the design and operation of Amgen’s disclosure controls and procedures. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Acting Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2013.
Management determined that, as of December 31, 2013, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (1992 framework). Based on our assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.
The effectiveness of the Company’s internal control over financial reporting has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their attestation report appearing below, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Amgen Inc.
We have audited Amgen Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the "COSO criteria"). Amgen Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Amgen Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Consolidated Balance Sheets as of December 31, 2013 and 2012, and the related Consolidated Statements of Income, Comprehensive Income, Stockholders’ Equity and Cash Flows for each of the three years in the period ended December 31, 2013 of Amgen Inc. and our report dated February 24, 2014 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Los Angeles, California
February 24, 2014

Item 9B.	OTHER INFORMATION
Not applicable.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE OF THE REGISTRANT
Information about our Directors is incorporated by reference from the section entitled ITEM 1 — ELECTION OF DIRECTORS in our Proxy Statement for the 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2013 (the Proxy Statement). Information about compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference from the section entitled OTHER MATTERS — Section 16(a) Beneficial Ownership Reporting Compliance in our Proxy Statement. Information about the procedures by which stockholders may recommend nominees for the Board of Directors is incorporated by reference from Appendix B — AMGEN INC. BOARD OF DIRECTORS GUIDELINES FOR DIRECTOR QUALIFICATIONS AND EVALUATIONS in our Proxy Statement. Information about our Audit Committee, members of the committee and our Audit Committee financial experts is incorporated by reference from the section entitled CORPORATE GOVERNANCE — Board Committees and Charters — Audit Committee in our Proxy Statement. Information about our executive officers is contained in the discussion entitled Item 1. Business — Executive Officers of the Registrant.
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
Securities Authorized for Issuance Under Existing Equity Compensation Plans
The following table sets forth certain information as of December 31, 2013, concerning the shares of our Common Stock that may be issued under any form of award granted under our equity compensation plans in effect as of December 31, 2013 (including upon the exercise of options, the vesting of awards of restricted stock units, or RSUs, or when performance units are earned, and related dividend equivalents have been granted).

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights	Weighted Average Exercise Price Outstanding Options and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by Amgen security holders:
Amended and Restated 2009 Equity Incentive Plan(1)	20,306,093	$57.31	57,515,257
Amended and Restated 1991 Equity Incentive Plan(2)	2,438,298	$51.04	—
Amended and Restated Employee Stock Purchase Plan		—	5,427,151
Total Approved Plans	22,744,391	$55.15	62,942,408
Equity compensation plans not approved by Amgen security holders:
Amended and Restated 1999 Equity Incentive Plan(3)	265,111	$47.21	—
Amended and Restated 1997 Equity Incentive Plan(4)	20,596	$57.88	—
Amended and Restated 1997 Special Non-Officer Equity Incentive Plan(5)	37,139	$61.26	—
Amended and Restated 1999 Incentive Stock Plan(6)	31,177	$59.60	—
Amended and Restated Assumed Avidia Equity Plan(7)	1,622	$1.91	—
Amgen Profit Sharing Plan for Employees in Ireland(8)	—	—	160,136
Total Unapproved Plans	355,645	$50.18	160,136
Total All Plans	23,100,036	$54.91	63,102,544

(1)
The Amended and Restated 2009 Equity Incentive Plan employs a fungible share counting formula for determining the number of shares available for issuance under the plan. In accordance with this formula, each option or stock appreciation right counts as one share, while each restricted stock unit, performance unit or dividend equivalent counts as 1.9 shares. The number under column (a) represents the actual number of shares issuable under our outstanding awards without giving effect to the fungible share counting formula. The number under column (c) represents the number of shares available for issuance under this plan based on each such available share counting as one share. Commencing with the grants made in April 2012, RSUs and performance units accrue dividend equivalents that are payable in shares only to the extent and when the underlying RSUs vest or underlying performance units have been earned and the related shares are issued to the grantee. The performance units granted under this plan are earned based on the accomplishment of specified performance goals at the end of their respective three-year performance periods; the number of performance units granted represent target performance and the maximum number of units that could be earned based on our performance is 150% of the performance units granted.

The number of outstanding awards under column (a) includes, as of December 31, 2013, (i) 4,587,982 shares issuable upon the exercise of outstanding options with a weighted-average exercise price of approximately $57.31, (ii) 9,002,887 shares issuable upon the vesting of outstanding RSUs (including 132,647 related dividend equivalents), and (iii) 6,715,224 shares subject to outstanding 2011, 2012 and 2013 performance units (including 111,690 related dividend equivalents).  The weighted average exercise price shown in column (b) is for the outstanding options only. The number of available shares under column

(c) represents the number of shares that remain available for future issuance under this plan as of December 31, 2013 employing the fungible share formula and presumes the issuance of target shares under the performance units granted in 2011, 2012 and 2013 and related dividend equivalents. The numbers under columns (a) and (c) do not give effect to the additional shares that could be issuable in the event above target on the performance goals under these outstanding performance units are achieved. Maximum performance under these goals could result in 150% of target shares being awarded.

(2)
This plan has terminated as to future grants. The number under column (a) with respect to this plan includes 21,130 shares issuable upon the vesting of outstanding RSUs (including 1,542 related dividend equivalents), which are not included in calculating the weighted average exercise price in column (b).

(3)
This plan has terminated as to future grants. This plan was originally assumed pursuant to the terms of the merger agreement between Amgen and Immunex which was approved by our stockholders in May 2002. Both plans were previously approved by Immunex’s shareholders.

(4)
This plan has terminated as to future grants. This plan was originally assumed by Amgen in connection with the merger of Tularik with and into Amgen SF, LLC, a wholly owned subsidiary of Amgen, on August 13, 2004. This plan was previously approved by Tularik’s shareholders.

(5)	This plan has terminated as to future grants.

(6)
These plans have terminated as to future grants. These plans were originally assumed by Amgen in connection with the merger of Abgenix with and into Amgen Fremont Inc., a wholly owned subsidiary of Amgen, on April 1, 2006. The Amended and Restated 1996 Incentive Stock Plan (1996 Plan) was previously approved by Abgenix’s shareholders. The number under column (a) with respect to the Amended and Restated 1999 Incentive Stock Plan includes 57 shares issuable upon the vesting of outstanding RSUs, which are not included in calculating the weighted average exercise price in column (b).

(7)
This plan has terminated as to future grants. This plan was originally assumed by Amgen in connection with the merger of Avidia, Inc. with and into Amgen Mountain View Inc., a wholly owned subsidiary of Amgen, on October 24, 2006.

(8)
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
Information about certain relationships and related transactions and director independence is incorporated by reference from the sections entitled CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS and CORPORATE GOVERNANCE — Board Independence in our Proxy Statement.

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

4.4	First Supplemental Indenture, dated February 26, 1997. (Filed as an exhibit to Form 8-K on March 14, 1997 and incorporated herein by reference.)

4.5	8-1/8% Debentures due April 1, 2097. (Filed as an exhibit to Form 8-K on April 8, 1997 and incorporated herein by reference.)

Exhibit No.	Description
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

10.2+
Form of Stock Option Agreement for the Amgen Inc. Amended and Restated 2009 Equity Incentive Plan. (As Amended on March 6, 2013.) (Filed as an exhibit to Form 10-Q for the quarter ended March 31, 2013 on May 3, 2013 and incorporated herein by reference.)

10.3+
Form of Restricted Stock Unit Agreement for the Amgen Inc. Amended and Restated 2009 Equity Incentive Plan. (As Amended on March 6, 2013.) (Filed as an exhibit to Form 10-Q for the quarter ended March 31, 2013 on May 3, 2013 and incorporated herein by reference.)

10.4+*	Amgen Inc. 2009 Performance Award Program. (As Amended on December 13, 2013.)

Exhibit No.	Description
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

10.9+*	Amgen Inc. Supplemental Retirement Plan. (As Amended and Restated effective October 16, 2013.)

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

10.13+
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

10.15+*	Amgen Nonqualified Deferred Compensation Plan. (As Amended and Restated effective October 16, 2013.)

10.16+
Agreement between Amgen Inc. and Mr. Anthony C. Hooper, dated October 12, 2011. (Filed as an exhibit to Form 10-K for the year ended December 31, 2011 on February 29, 2012 and incorporated herein by reference.)

10.17+*	Agreement and General Release of Claims, entered into as of January 9, 2014, by and between Amgen Inc. and Jonathan M. Peacock.

10.18+
Restricted Stock Unit Agreement, dated April 27, 2012, between Amgen Inc. and Kevin W. Sharer. (Filed as an exhibit to Form 10-Q for the quarter ended June 30, 2012 on August 8, 2012 and incorporated herein by reference.)

10.19+
Performance Unit Agreement, dated April 27, 2012, between Amgen Inc. and Kevin W. Sharer. (Filed as an exhibit to Form 10-Q for the quarter ended June 30, 2012 on August 8, 2012 and incorporated herein by reference.)

10.20
Product License Agreement, dated September 30, 1985, between Amgen and Ortho Pharmaceutical Corporation. (Filed as an exhibit to Form 10-Q for the quarter ended June 30, 2000 on August 1, 2000 and incorporated herein by reference.)

10.21
Shareholders' Agreement, dated May 11, 1984, among Amgen, Kirin Brewery Company, Limited and Kirin-Amgen, Inc. (Filed as an exhibit to Form 10-K for the year ended December 31, 2000 on March 7, 2001 and incorporated herein by reference.)

10.22
Amendment No. 1 dated March 19, 1985, Amendment No. 2 dated July 29, 1985 (effective July 1, 1985), and Amendment No. 3, dated December 19, 1985, to the Shareholders' Agreement dated May 11, 1984. (Filed as an exhibit to Form 10-Q for the quarter ended June 30, 2000 on August 1, 2000 and incorporated herein by reference.)

Exhibit No.	Description
10.23
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

10.24	Amendment No. 12 to the Shareholders' Agreement, dated January 31, 2001. (Filed as an exhibit to Form 10-Q for the quarter ended June 30, 2005 on August 8, 2005 and incorporated herein by reference.)

10.25
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

10.34
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
10.35
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

10.36
Amendment Number 3, dated July 1, 2011, to the Integrated Facilities Management Services Agreement, dated February 4, 2009, between Amgen Inc. and Jones Lang LaSalle Americas, Inc. (Filed as an exhibit to Form 10-Q for the quarter ended September 30, 2011 on November 4, 2011 and incorporated herein by reference.)

10.37
Amendment Number 4, dated March 20, 2013, to the Integrated Facilities Management Services Agreement, dated February 4, 2009, between Amgen Inc. and Jones Lang LaSalle Americas, Inc. (Filed as an exhibit to Form 10-Q for the quarter ended March 31, 2013 on May 3, 2013 and incorporated herein by reference.)

10.38
Amendment Number 5, entered into as of September 1, 2013, to the Integrated Facilities Management Services Agreement, dated February 4, 2009, between Amgen Inc. and Jones Lang LaSalle Americas, Inc. (Filed as an exhibit to Form 10-Q for the quarter ended September 30, 2013 on October 29, 2013 and incorporated herein by reference.)

10.39
Collaboration Agreement dated July 27, 2009 between Amgen Inc. and Glaxo Group Limited, a wholly owned subsidiary of GlaxoSmithKline plc (portions of the exhibit have been omitted pursuant to a request for confidential treatment). (Filed as an exhibit to Form 10-Q for the quarter ended September 30, 2009 on November 6, 2009 and incorporated herein by reference.)

10.40
Amendment Number 1, dated as of January 24, 2012, to Collaboration Agreement dated July 27, 2009 between Amgen Inc. and Glaxo Group Limited, a wholly owned subsidiary of GlaxoSmithKline plc. (Filed as an exhibit to Form 10-K for the year ended December 31, 2012 on February 27, 2013 and incorporated herein by reference.)

10.41
Expansion Agreement dated July 27, 2009 between Amgen Inc. and Glaxo Group Limited, a wholly owned subsidiary of GlaxoSmithKline plc (portions of the exhibit have been omitted pursuant to a request for confidential treatment). (Filed as an exhibit to Form 10-Q for the quarter ended September 30, 2009 on November 6, 2009 and incorporated herein by reference.)

10.42
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

10.43
Amendment Number 2, dated as of January 24, 2012, to Expansion Agreement dated July 27, 2009 between Amgen Inc. and Glaxo Group Limited, a wholly owned subsidiary of GlaxoSmithKline plc. (Filed as an exhibit to Form 10-K for the year ended December 31, 2012 on February 27, 2013 and incorporated herein by reference.)

10.44
Sourcing and Supply Agreement, dated November 15, 2011, by and between Amgen USA Inc, a wholly owned subsidiary of Amgen Inc., and DaVita Inc. (portions of the exhibit have been omitted pursuant to a request for confidential treatment). (Filed as an exhibit to Form 10-K for the year ended December 31, 2011 on February 29, 2012 and incorporated herein by reference.)

10.45
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

10.46
Collaboration Agreement dated March 30, 2012 by and between Amgen Inc. and AstraZeneca Collaboration Ventures, LLC, a wholly owned subsidiary of AstraZeneca Pharmaceuticals LP (portions of the exhibit have been omitted pursuant to a request for confidential treatment). (Filed as an exhibit to Form 10-Q for the quarter ended March 31, 2012 on May 8, 2012 and incorporated herein by reference.)

10.47
Collaboration Agreement, dated April 22, 1994, by and between Bayer Corporation (formerly Miles, Inc.) and Onyx Pharmaceuticals, Inc. (Filed as an exhibit to Form 10-Q for the quarter ended March 31, 2011 by Onyx Pharmaceuticals, Inc. on May 10, 2011 and incorporated herein by reference.)

Exhibit No.	Description
10.48
Amendment to Collaboration Agreement, dated April 24, 1996, by and between Bayer Corporation and Onyx Pharmaceuticals, Inc. (Filed as an exhibit to Form 10-Q for the quarter ended March 31, 2006 by Onyx Pharmaceuticals, Inc. on May 10, 2006 and incorporated herein by reference.)

10.49
Amendment to Collaboration Agreement, dated February 1, 1999, by and between Bayer Corporation and Onyx Pharmaceuticals, Inc. (Filed as an exhibit to Form 10-Q for the quarter ended March 31, 2006 by Onyx Pharmaceuticals, Inc. on May 10, 2006 and incorporated herein by reference.)

10.50
United States Co-Promotion Agreement, dated March 6, 2006, by and between Bayer Pharmaceuticals Corporation and Onyx Pharmaceuticals, Inc. (Filed as an exhibit to Form 10-Q for the quarter ended March 31, 2006 by Onyx Pharmaceuticals, Inc. on May 10, 2006 and incorporated herein by reference.)

10.51
Settlement Agreement and Release, dated October 11, 2011, by and between Bayer Corporation, Bayer AG, Bayer HealthCare LLC and Bayer Pharma AG and Onyx Pharmaceuticals, Inc. (Filed as an exhibit to Form 10-K for the year ended December 31, 2011 by Onyx Pharmaceuticals, Inc. on February 27, 2012 and incorporated herein by reference.)

10.52
Fourth Amendment to Collaboration Agreement, dated October 11, 2011, by and between Bayer Corporation and Onyx Pharmaceuticals, Inc. (Filed as an exhibit to Form 10-K for the year ended December 31, 2011 by Onyx Pharmaceuticals, Inc. on February 27, 2012 and incorporated herein by reference.)

10.53
Commitment Letter, dated August 24, 2013, among Amgen Inc., Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, JPMorgan Chase Bank, N.A., J.P. Morgan Securities LLC and Barclays Bank PLC. (Filed as an exhibit to Form 8-K on August 26, 2013 and incorporated herein by reference.)

10.54	Master Repurchase Agreement, dated August 24, 2013, between Amgen Inc. and Bank of America, N.A. (Filed as an exhibit to Form 8-K on August 26, 2013 and incorporated herein by reference.)

10.55
Master Repurchase Agreement, dated October 28, 2013, between Amgen Inc. and SMBC Repo Pass-Thru Trust, 2013-1. (Filed as an exhibit to Form 10-Q for the quarter ended September 30, 2013 on October 29, 2013 and incorporated herein by reference.)

10.56
Master Repurchase Agreement, dated October 29, 2013, between Amgen Inc. and HSBC Bank USA, N.A. (Filed as an exhibit to Form 10-Q for the quarter ended September 30, 2013 on October 29, 2013 and incorporated herein by reference.)

10.57
Term Loan Facility Credit Agreement, dated as of September 20, 2013, among Amgen Inc., the Banks therein named, Bank of America, N.A., as Administrative Agent, and Barclays Bank PLC and JPMorgan Chase Bank, N.A., as Syndication Agents. (Filed as an exhibit to Form 8-K on September 20, 2013 and incorporated herein by reference.)

21*	Subsidiaries of the Company.

23	Consent of the Independent Registered Public Accounting Firm. The consent is set forth on page 69 of this Annual Report on Form 10-K.

24	Power of Attorney. The Power of Attorney is set forth on page 70 of this Annual Report on Form 10-K.

31*	Rule 13a-14(a) Certifications.

32**	Section 1350 Certifications.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

(*	=	filed herewith)
(**	=	furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended)
(+	=	management contract or compensatory plan or arrangement)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMGEN INC.
(Registrant)

Date: 02/24/2014	By:	/S/ MICHAEL A. KELLY
Michael A. Kelly
Acting Chief Financial Officer

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

•
Registration Statement (Form S-3 No. 333-172617) relating to debt securities, common stock, preferred stock, warrants to purchase debt securities, common stock, preferred stock or depositary shares, rights to purchase common stock or preferred stock, securities purchase contracts, securities purchase units and depositary shares of Amgen Inc. and in the related Prospectus; and

•	Registration Statement (Form S-8 No. 333-176240) pertaining to the Amgen Profit Sharing Plan for Employees in Ireland;
of our reports dated February 24, 2014, with respect to the consolidated financial statements and schedule of Amgen Inc. and the effectiveness of internal control over financial reporting of Amgen Inc. included in this Annual Report (Form 10-K) of Amgen Inc. for the year ended December 31, 2013.
/s/ Ernst & Young LLP
Los Angeles, California
February 24, 2014

EXHIBIT 24
POWER OF ATTORNEY
KNOW ALL MEN AND WOMEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Michael A. Kelly and Thomas J.W. Dittrich, or either of them, his or her attorney-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ ROBERT A. BRADWAY	Chairman of the Board, Chief Executive Officer and President, and Director (Principal Executive Officer)	2/24/2014
Robert A. Bradway

/S/ MICHAEL A. KELLY	Acting Chief Financial Officer (Principal Financial Officer)	2/24/2014
Michael A. Kelly

/S/ THOMAS J.W. DITTRICH	Vice President, Finance and Chief Accounting Officer (Principal Accounting Officer)	2/24/2014
Thomas J.W. Dittrich

/S/ DAVID BALTIMORE	Director	2/24/2014
David Baltimore

/S/ FRANK J. BIONDI, JR.	Director	2/24/2014
Frank J. Biondi, Jr.

/S/ FRANÇOIS DE CARBONNEL	Director	2/24/2014
François de Carbonnel

/S/ VANCE D. COFFMAN	Director	2/24/2014
Vance D. Coffman

/S/ ROBERT A. ECKERT	Director	2/24/2014
Robert A. Eckert

/S/ GREG C. GARLAND	Director	2/24/2014
Greg C. Garland

/S/ REBECCA M. HENDERSON	Director	2/24/2014
Rebecca M. Henderson

/S/ FRANK C. HERRINGER	Director	2/24/2014
Frank C. Herringer

/S/ TYLER JACKS	Director	2/24/2014
Tyler Jacks

/S/ GILBERT S. OMENN	Director	2/24/2014
Gilbert S. Omenn

/S/ JUDITH C. PELHAM	Director	2/24/2014
Judith C. Pelham

/S/ RONALD D. SUGAR	Director	2/24/2014
Ronald D. Sugar

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Amgen Inc.
We have audited the accompanying Consolidated Balance Sheets of Amgen Inc. (the “Company”) as of December 31, 2013 and 2012, and the related Consolidated Statements of Income, Comprehensive Income, Stockholders’ Equity and Cash Flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15(a) 2. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Amgen Inc. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Amgen Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 24, 2014 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Los Angeles, California
February 24, 2014

AMGEN INC.
CONSOLIDATED STATEMENTS OF INCOME
Years ended December 31, 2013, 2012 and 2011
(In millions, except per share data)

	2013	2012	2011
Revenues:
Product sales	$18,192	$16,639	$15,295
Other revenues	484	626	287
Total revenues	18,676	17,265	15,582

Operating expenses:
Cost of sales	3,346	3,199	2,708
Research and development	4,083	3,380	3,167
Selling, general and administrative	5,184	4,814	4,499
Other	196	295	896
Total operating expenses	12,809	11,688	11,270

Operating income	5,867	5,577	4,312

Interest expense, net	1,022	1,053	610
Interest and other income, net	420	485	448

Income before income taxes	5,265	5,009	4,150

Provision for income taxes	184	664	467

Net income	$5,081	$4,345	$3,683

Earnings per share:
Basic	$6.75	$5.61	$4.07
Diluted	$6.64	$5.52	$4.04

Shares used in the calculation of earnings per share:
Basic	753	775	905
Diluted	765	787	912
See accompanying notes.

AMGEN INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years ended December 31, 2013, 2012 and 2011
(In millions)

	2013	2012	2011
Net income	$5,081	$4,345	$3,683
Other comprehensive income (loss), net of reclassification adjustments and taxes:
Foreign currency translation losses	(80)	(9)	(1)
Effective portion of cash flow hedges	2	(78)	40
Net unrealized gains (losses) on available-for-sale securities	(226)	63	(15)
Other	(3)	(1)	(6)
Other comprehensive income (loss), net of tax	(307)	(25)	18
Comprehensive income	$4,774	$4,320	$3,701
See accompanying notes.

AMGEN INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2013 and 2012
(In millions, except per share data)

	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$3,805	$3,257
Marketable securities	15,596	20,804
Trade receivables, net	2,697	2,518
Inventories	3,019	2,744
Other current assets	2,250	1,886
Total current assets	27,367	31,209

Property, plant and equipment, net	5,349	5,326
Intangible assets, net	13,262	3,968
Goodwill	14,968	12,662
Restricted investments	3,412	—
Other assets	1,767	1,133
Total assets	$66,125	$54,298

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$787	$905
Accrued liabilities	4,655	4,791
Current portion of long-term debt	2,505	2,495
Total current liabilities	7,947	8,191

Long-term debt	29,623	24,034
Other noncurrent liabilities	6,459	3,013

Contingencies and commitments

Stockholders’ equity:
Common stock and additional paid-in capital; $0.0001 par value; 2,750.0 shares authorized; outstanding — 754.6 shares in 2013 and 756.3 shares in 2012	29,891	29,337
Accumulated deficit	(7,634)	(10,423)
Accumulated other comprehensive income (loss)	(161)	146
Total stockholders’ equity	22,096	19,060
Total liabilities and stockholders’ equity	$66,125	$54,298
See accompanying notes.

AMGEN INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years ended December 31, 2013, 2012 and 2011
(In millions)

	Number of shares of common stock	Common stock and additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total
Balance at December 31, 2010	932.1	$27,299	$(3,508)	$153	$23,944
Net income	—	—	3,683	—	3,683
Other comprehensive income, net of tax	—	—	—	18	18
Dividends	—	—	(787)	—	(787)
Issuance of common stock in connection with the Company’s equity award programs	7.8	230	—	—	230
Stock-based compensation	—	337	—	—	337
Tax impact related to employee stock-based compensation	—	(89)	—	—	(89)
Repurchases of common stock	(144.3)	—	(8,307)	—	(8,307)
Balance at December 31, 2011	795.6	27,777	(8,919)	171	19,029
Net income	—	—	4,345	—	4,345
Other comprehensive loss, net of tax	—	—	—	(25)	(25)
Dividends	—	—	(1,187)	—	(1,187)
Issuance of common stock in connection with the Company’s equity award programs	23.0	1,288	—	—	1,288
Stock-based compensation	—	359	—	—	359
Tax impact related to employee stock-based compensation	—	(87)	—	—	(87)
Repurchases of common stock	(62.3)	—	(4,662)	—	(4,662)
Balance at December 31, 2012	756.3	29,337	(10,423)	146	19,060
Net income	—	—	5,081	—	5,081
Other comprehensive loss, net of tax	—	—	—	(307)	(307)
Dividends	—	—	(1,521)	—	(1,521)
Issuance of common stock in connection with the Company’s equity award programs	7.4	296	—	—	296
Stock-based compensation	—	400	—	—	400
Settlement of conversion value of convertible debt in excess of principal	—	(99)	—	—	(99)
Settlement of convertible note hedge	—	99	—	—	99
Settlement of warrants	—	(100)	—	—	(100)
Tax impact related to employee stock-based compensation	—	(42)	—	—	(42)
Repurchases of common stock	(9.1)	—	(771)	—	(771)
Balance at December 31, 2013	754.6	$29,891	$(7,634)	$(161)	$22,096
See accompanying notes.

AMGEN INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2013, 2012 and 2011
(In millions)

	2013	2012	2011
Cash flows from operating activities:
Net income	$5,081	$4,345	$3,683
Depreciation and amortization	1,286	1,088	1,060
Stock-based compensation expense	403	362	341
Deferred income taxes	(189)	28	(328)
Property, plant and equipment impairments	19	178	6
Other items, net	84	(74)	63
Changes in operating assets and liabilities, net of acquisitions:
Trade receivables, net	(38)	348	(557)
Inventories	(7)	(150)	(383)
Other assets	(59)	124	(204)
Accounts payable	(184)	161	(95)
Accrued income taxes	(326)	87	(20)
Legal reserve	—	(780)	780
Other liabilities	221	165	773
Net cash provided by operating activities	6,291	5,882	5,119
Cash flows from investing activities:
Purchases of property, plant and equipment	(693)	(689)	(567)
Cash paid for acquisitions, net of cash acquired	(9,434)	(2,390)	(701)
Purchases of marketable securities	(21,965)	(26,241)	(21,183)
Proceeds from sales of marketable securities	19,123	17,372	20,871
Proceeds from maturities of marketable securities	5,090	1,994	749
Change in restricted investments, net	(520)	—	—
Other	(70)	(36)	45
Net cash used in investing activities	(8,469)	(9,990)	(786)
Cash flows from financing activities:
Net proceeds from issuance of debt	8,054	4,933	10,387
Repayment of debt	(3,371)	(123)	(2,500)
Net proceeds from issuance of commercial paper	—	—	762
Repayments of commercial paper	—	—	(762)
Repurchases of common stock	(832)	(4,607)	(8,315)
Dividends paid	(1,415)	(1,118)	(500)
Net proceeds from issuance of common stock in connection with the Company's equity award programs	296	1,288	242
Other	(6)	46	12
Net cash provided by (used in) financing activities	2,726	419	(674)
Increase (decrease) in cash and cash equivalents	548	(3,689)	3,659
Cash and cash equivalents at beginning of period	3,257	6,946	3,287
Cash and cash equivalents at end of period	$3,805	$3,257	$6,946
See accompanying notes.

AMGEN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

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
With regard to EPOGEN® (epoetin alfa), we have the exclusive right to sell epoetin alfa for dialysis, certain diagnostics and all non-human, non-research uses in the United States. We granted to Ortho Pharmaceutical Corporation (which has assigned its rights under the product license agreement to Janssen Biotech, Inc.), a subsidiary of Johnson & Johnson (J&J), a license relating to epoetin alfa for sales in the United States for all human uses except dialysis and diagnostics. This license agreement, which is perpetual, may be terminated for various reasons, including upon mutual agreement of the parties, or default. The parties are required to compensate each other for epoetin alfa sales that either party makes into the other party’s exclusive market, sometimes referred to as “spillover.” Accordingly, we do not recognize product sales we make into the exclusive market of J&J and do recognize product sales made by J&J into our exclusive market. Sales in our exclusive market are derived from our sales to our customers, as adjusted for spillover. We are employing an arbitrated audit methodology to measure each party’s spillover based on estimates of and subsequent adjustments thereto of third-party data on shipments to and usage by end users.
We recognize revenue from the sales of product to the U.S. federal government for stockpile in accordance with U.S. Securities and Exchange Commission (SEC) Interpretation, Commission Guidance Regarding Accounting for Sales of Vaccines and Bioterror Countermeasures to the Federal Government for Placement into the Pediatric Vaccine Stockpile or the Strategic National Stockpile (SNS). We recognized $155 million of revenue for NEUPOGEN® during the year ended December 31, 2013, for purchases by the government for the SNS. We are contracted to manage this inventory of product until the government requests shipment.
Other revenues
Other revenues consist primarily of royalty income and corporate partner revenues. Royalties from licensees are based on third-party sales of licensed products and are recorded in accordance with contract terms when third-party results are reliably measurable and collectability is reasonably assured. Royalty estimates are made in advance of amounts collected using historical and forecasted trends. Corporate partner revenues are comprised mainly of amounts earned from Kirin-Amgen, Inc. (K-A) and other third parties for certain research and development (R&D) activities, which are recognized as the R&D activities are performed, as well as our share of the U.S. pre-tax Nexavar® commercial profits generated from our collaboration with Bayer HealthCare Pharmaceuticals, Inc. (Bayer). Corporate partner revenues also include license fees and milestone payments earned from K-A and from other third parties. See Multiple-deliverable revenue arrangements, discussed below, Note 6, Collaborative arrangements, and Note 7, Related party transactions.

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
In arrangements involving the delivery of more than one element, each required deliverable is evaluated to determine whether it qualifies as a separate unit of accounting. For Amgen, this determination is generally based on whether the deliverable has “stand-alone value” to the customer. The arrangement’s consideration that is fixed and determinable is then allocated to each separate unit of accounting based on the relative selling price of each deliverable. The estimated selling price of each deliverable is determined using the following hierarchy of values: (i) vendor-specific objective evidence of fair value, (ii) third-party evidence of selling price and (iii) best estimate of selling price (BESP). The BESP reflects our best estimate of what the selling price would be if the deliverable was regularly sold by us on a stand-alone basis. In general, the consideration allocated to each unit of accounting is recognized as the related goods or services are delivered, limited to the consideration that is not contingent upon future deliverables. Consideration associated with at-risk substantive performance milestones is recognized as revenue upon the achievement of the related milestone, as defined in the respective contracts.
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
Selling, general and administrative costs
Selling, general and administrative (SG&A) expenses are comprised primarily of salaries, benefits and other staff-related costs associated with sales and marketing, finance, legal and other administrative personnel; facilities and overhead costs; outside marketing, advertising and legal expenses; amortization of the U.S. healthcare reform federal excise fee; and other general and administrative costs. Advertising costs are expensed as incurred. SG&A expenses also include costs and cost recoveries associated with marketing and promotion efforts under certain collaboration arrangements. Net payment or reimbursement of SG&A costs is recognized when the obligations are incurred or we become entitled to the cost recovery. See Note 6, Collaborative arrangements.
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
Income taxes
We provide for income taxes based on pretax income, applicable tax rates and tax planning opportunities available in the various jurisdictions in which we operate. Deferred income taxes are recorded for the expected tax consequences of temporary differences between the basis of assets and liabilities for financial reporting purposes and amounts recognized for income tax purposes. We record a valuation allowance to reduce our deferred tax assets to the amount of future tax benefit that is more likely than not to be realized.
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
Business combinations
Business combinations are accounted for using the acquisition method of accounting. Under the acquisition method, assets acquired, including in-process research and development (IPR&D) projects, and liabilities assumed are recorded at their respective fair values as of the acquisition date in our consolidated financial statements. The excess of the fair value of consideration transferred over the fair value of the net assets acquired is recorded as goodwill. Contingent consideration obligations incurred in connection with a business combination (including the assumption of an acquiree's liability arising from a business combination it consummated prior to our acquisition) are recorded at their fair values on the acquisition date and remeasured at their fair values each subsequent reporting period until the related contingencies are resolved. The resulting changes in fair values are recorded in earnings. See Note 2, Business combinations, and Note 16, Fair value measurement.
Cash equivalents
We consider cash equivalents to be only those investments which are highly liquid, readily convertible to cash and which mature within three months from the date of purchase.
Available-for-sale investments
We consider our investment portfolio available-for-sale and, accordingly, these investments are recorded at fair value with unrealized gains and losses generally recorded in other comprehensive income. Investments with maturities beyond one year, other than Restricted investments, may be classified as short-term marketable securities in the Consolidated Balance Sheets due to their highly liquid nature and because they represent the Company's investments that are available for current operations. See Note 9, Available-for-sale investments, and Note 16, Fair value measurement.
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
The estimated fair values of IPR&D projects acquired in a business combination which are not complete are capitalized and accounted for as indefinite-lived intangible assets until completion or abandonment of the related R&D efforts. Upon successful completion of the project, the capitalized amount is amortized over its estimated useful life. If a project is abandoned, all remaining capitalized amounts are written-off immediately. There are often major risks and uncertainties associated with IPR&D projects as we are required to obtain regulatory approvals in order to be able to market these products. Such approvals require completing clinical trials that demonstrate a product candidate is safe and effective. Consequently, the eventual realized value of the acquired IPR&D project may vary from its estimated fair value at the date of acquisition, and IPR&D impairment charges may occur in future periods.
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
Restricted investments
We have restricted investments on our Consolidated Balance Sheet that are owned by ATL Holdings Limited (ATL Holdings), a wholly-owned subsidiary. ATL Holdings is an entity distinct from the Company and its other subsidiaries, with separate assets and liabilities. Because a third party owns Class A preferred shares of ATL Holdings, this entity is required to hold restricted cash or investments. See Note 14, Financing arrangements.
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
Reclassifications
Prior-period amounts for amortization of certain acquired intangible assets have been reclassified within Operating expenses in our Consolidated Statements of Income to conform to the current-period presentation.
Recent accounting pronouncements
In January 2013, we adopted a new accounting standard that requires additional disclosures regarding amounts that are reclassified out of accumulated other comprehensive income (AOCI). In accordance with the requirements of the standard, the effects of significant reclassifications out of AOCI, by component, on the respective lines in the Consolidated Statements of Income are presented in Note 15, Stockholders' equity. The standard was required to be applied prospectively beginning January 1, 2013.
2. Business combinations
Onyx Pharmaceuticals
On October 1, 2013, we acquired all of the outstanding stock of Onyx Pharmaceuticals, Inc. (Onyx), a global biopharmaceutical company engaged in the development and commercialization of innovative therapies for improving the lives of people with cancer. Onyx has a multiple myeloma franchise, with Kyprolis® for Injection already approved in the United States, and with oprozomib being evaluated in clinical trials for patients with hematologic malignancies. In addition, Onyx has three partnered oncology assets: Nexavar® tablets (an Onyx and Bayer compound), Stivarga® tablets (a Bayer compound), and palbociclib (a Pfizer, Inc. (Pfizer) compound). This transaction, which was accounted for as a business combination, provides us with an opportunity to expand our oncology franchise. Onyx’s operations have been included in our consolidated financial statements commencing on the acquisition date.
The aggregate consideration to acquire Onyx was paid in cash and consisted of (in millions):

Total consideration transferred	$9,515
Compensation expense	197
Total cash paid	$9,712

The $9,515 million cash payment consisted of a $9,184 million cash payment to the outstanding common stockholders and $331 million cash payment to the Onyx equity award holders for services rendered prior to October 1, 2013 under the Onyx equity award plans. The remaining $197 million of cash, which related to the accelerated vesting of the remaining Onyx equity awards, was recognized as compensation expense during the three months ended December 31, 2013. This amount was included primarily in Selling, general and administrative expense in the Consolidated Statement of Income.
The consideration to acquire Onyx was preliminarily allocated to the acquisition date fair values of assets acquired and liabilities assumed as follows (in millions):

Cash and cash equivalents	$319
Marketable securities	337
Inventories	250
Indefinite-lived intangible assets - IPR&D	1,160
Finite-lived intangible assets - Developed product technology rights	5,910
Finite-lived intangible assets - Licensing rights	2,792
Goodwill	2,526
Convertible debt	(742)
Assumed contingent consideration	(261)
Deferred income taxes, net	(2,918)
Other assets (liabilities), net	142
Total consideration	$9,515

The developed product technology rights acquired relate to Kyprolis® which is approved in the U.S. This product technology is being amortized on a straight-line basis over the estimated useful life of 12 years.
Licensing rights acquired represent the aggregate estimated fair values of receiving future milestone, royalty and/or profit sharing payments associated with various contract agreements that were entered into by Onyx prior to the acquisition. The weighted-average useful life of these finite-lived intangible assets is ten years and they are primarily being amortized on a straight-line basis.
The fair value of the developed product technology rights and licensing rights acquired were determined by estimating the probability-weighted net cash flows attributable to these rights discounted to present value using a discount rate that represents the estimated rate that market participants would use to value this intangible asset.
The estimated fair value of acquired IPR&D is related to: (i) the development of Kyprolis® in the territories outside the U.S. (excluding Japan), where regulatory approval to market the product has not been received, and (ii) oprozomib. The estimated fair values were determined using a probability-weighted income approach, which discounts expected future cash flows to present value using a discount rate that represents the estimated rate that market participants would use to value the assets. The projected cash flows from these projects were based on certain assumptions, including estimates of future revenues and expenses, the time and resources needed to complete development and the probabilities of obtaining marketing approval from regulatory agencies.
We assumed contingent consideration obligations upon the acquisition of Onyx arising from Onyx's 2009 acquisition of Proteolix, Inc. There are two separate milestone payments of $150 million each which would be triggered if Kyprolis® receives specified marketing approvals for relapsed multiple myeloma on or before March 31, 2016, by each of the U.S. Food and Drug Administration (FDA) and the European Medicines Agency (EMA). The assumed contingent consideration value was determined by discounting probability-adjusted cash outflows to present value using a discount rate that represents the estimated rate that market participants would use.
The excess of the acquisition date consideration over the fair values assigned to the assets acquired and the liabilities assumed of $2.5 billion was recorded as goodwill, which is not deductible for tax purposes and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized and the expected synergies and other benefits that we believe will result from combining the operations of Onyx with our operations.
Our accounting for this acquisition is preliminary. The fair value estimates for the assets acquired and liabilities assumed were based upon preliminary calculations and valuations and our estimates and assumptions are subject to change as we obtain additional information for our estimates during the measurement period (up to one year from the acquisition date). The primary areas of those preliminary estimates that are not yet finalized relate to certain tangible assets and liabilities acquired, identifiable intangible assets and tax related items.
We incurred $36 million of transaction-related expense which was recorded in Selling, general, and administrative expenses in the Consolidated Statement of Income for the year ended December 31, 2013.
The following table presents supplemental pro forma information for the year ended December 31, 2013 and 2012, as if the acquisition of Onyx had occurred on January 1, 2012 (in millions, unaudited):

	2013	2012
Pro forma net revenues	$19,141	$17,616
Pro forma net income	4,848	3,700
The unaudited pro forma consolidated results include pro forma adjustments that assume the acquisition occurred on January 1, 2012. The primary adjustments include: (i) the $197 million cash payment that was paid and recognized as compensation expense during the fourth quarter of 2013 related to the accelerated vesting of the remaining Onyx equity awards was included in the net income attributable to Amgen for the year ended December 31, 2012, and (ii) additional intangible amortization expense of $488 million and $412 million was included in the year ended December 31, 2013 and 2012, respectively. The adjustments also include the impact of additional interest expense on debt issued in connection with the acquisition of Onyx assuming the debt was incurred on January 1, 2012. The unaudited pro forma consolidated results are not necessarily indicative of what our consolidated results of operations actually would have been had we completed the acquisition on January 1, 2012. In addition, the unaudited pro forma consolidated results do not purport to project the future results of operations of the combined company nor do they reflect the expected realization of any cost savings associated with the acquisition.
deCODE Genetics
On December 10, 2012, we acquired for cash all of the outstanding stock of deCODE Genetics (deCODE), a privately held company that is a global leader in human genetics. The transaction provides us with an opportunity to enhance our efforts to identify and validate human disease targets. Consideration was allocated primarily to a finite-lived intangible asset of discovery capacity in the genetics of human diseases with an estimated useful life of 10 years.
KAI Pharmaceuticals
On July 5, 2012, we acquired for cash all of the outstanding stock of KAI Pharmaceuticals (KAI), a privately held biotechnology company that is developing velcalcetide (formerly AMG 416), its lead product candidate, which is in phase 3 clinical development for the treatment of secondary hyperparathyroidism in patients with chronic kidney disease (CKD) who are on dialysis. The transaction provides us with an opportunity to further expand our nephrology pipeline. The acquired IPR&D is related to velcalcetide.
Goodwill is attributable primarily to expected synergies and other benefits from combining KAI with our nephrology development and commercialization activities.
Mustafa Nevzat Pharmaceuticals
On June 12, 2012, we acquired for cash substantially all of the outstanding stock of Mustafa Nevzat Pharmaceuticals (MN), a privately held company that is a leading supplier of pharmaceuticals to the hospital sector and a major supplier of injectable medicines in Turkey. The transaction provides us with the opportunity to expand our presence in Turkey and the surrounding region.

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
Micromet, Inc.
On March 7, 2012, we acquired for cash consideration Micromet, Inc. (Micromet), a publicly held biotechnology company focused on the discovery, development and commercialization of innovative antibody-based therapies for the treatment of cancer. This transaction provides us with an opportunity to further expand our oncology pipeline.
The estimated fair value of acquired IPR&D is related to blinatumomab, which is in phase 3 clinical development for the treatment of acute lymphoblastic leukemia (ALL) and outlicense agreements entered into by Micromet prior to our acquisition of the company where we continue to play an active role in the development of the respective programs.
During 2012, a non-key program under one of these outlicensing arrangements was terminated and resulted in an impairment charge of $19 million which was included in Other operating expenses.
The R&D technology rights acquired relate to Micromet's BiTE® technology platform which has produced various product candidates that are currently being developed as cancer treatments by Micromet and others and may lead to the development of additional product candidates. The fair value of this technology is being amortized on a straight-line basis over its estimated useful life of 10 years.
Goodwill is attributable primarily to expected synergies and other benefits from combining Micromet with our oncology development and commercialization activities.
BioVex Group, Inc.
On March 4, 2011, we acquired all of the outstanding stock of BioVex Group, Inc. (BioVex), a privately held biotechnology company developing treatments for cancer and for the prevention of infectious disease, including talimogene laherparepvec, a novel oncolytic vaccine in phase 3 clinical development for the treatment of melanoma. The transaction provides us with an opportunity to expand our efforts to bring novel therapeutics to market.
The acquisition date consideration consisted of $407 million of cash and contingent consideration obligations with an aggregate acquisition date fair value of $190 million. The contingent consideration obligations are additional payments to be made to the former shareholders of BioVex of up to $575 million contingent upon the achievement of various regulatory and sales milestones with regard to talimogene laherparepvec, including the filing of a Biologics License Application (BLA) with the FDA; the first commercial sale in each of the United States and the European Union (EU) following receipt of marketing approval, which includes use of the product in specified patient populations; and upon achieving specified levels of sales. No payments have been made as of December 31, 2013.
The contingent consideration obligations to make regulatory milestone payments were valued based on assumptions regarding the probability of achieving the milestones and making the related payments, with such amounts discounted to present value based on our credit risk. The contingent consideration obligations to make sales milestone payments were valued based on assumptions regarding the probability of achieving specified product sales thresholds to determine the required payments, with such amounts discounted to present value based on our credit risk. See Note 16, Fair value measurement for information regarding the estimated fair values of these obligations as of December 31, 2013.
The estimated fair value of acquired IPR&D is related to talimogene laherparepvec. Goodwill is attributable primarily to future economic benefit arising from other assets acquired that could not be individually identified.

The consideration to acquire deCODE, KAI, MN, Micromet, and BioVex was allocated to the acquisition date fair values of the assets acquired and liabilities assumed as follows (in millions):

	deCODE	KAI	MN	Micromet	BioVex
IPR&D	$—	$240	$—	$570	$675
Developed product technology rights	—	—	81	—	—
R&D technology rights	465	—	—	350	—
Marketing-related rights	—	—	82	—	—
Deferred income taxes, net	(37)	(59)	(45)	(191)	(246)
Other assets (liabilities), net	(29)	26	179	170	(2)
Goodwill	—	125	380	247	170
Total consideration	$399	$332	$677	$1,146	$597
deCODE’s preliminary goodwill estimate at December 31, 2012 has been revised primarily for adjustments of the preliminary amount allocated to the fair value of acquired R&D technology rights of $64 million based on finalizing our financial assumptions and net deferred tax adjustments of $43 million. Revisions to goodwill at December 31, 2012 for Micromet relate to net deferred tax adjustments of $83 million.
The estimated fair values of intangible assets were primarily determined using a probability-weighted income approach, which discounts expected future cash flows to present value by using a discount rate that represents the estimated rate that market participants would use to value this intangible asset. The projected cash flows were based on certain assumptions, including estimates of future revenues and expenses, the time and resources needed to complete development and the probabilities of obtaining marketing approval from the FDA and other regulatory agencies.
For all IPR&D projects in the acquisitions discussed above, including Onyx, there are major risks and uncertainties associated with the timely and successful completion of development and commercialization of these product candidates, including our ability to confirm their safety and efficacy based on data from clinical trials, our ability to obtain necessary regulatory approvals and our ability to successfully complete these tasks within budgeted costs. We are not able to market a human therapeutic without obtaining regulatory approvals, and such approvals require completing clinical trials that demonstrate a product candidate is safe and effective. Consequently, the eventual realized value, if any, of these acquired IPR&D projects may vary from their estimated fair values at the dates of acquisition.
Other acquisitions
We also acquired the businesses described below during 2011:
On April 7, 2011, we acquired all of the outstanding stock of Laboratório Químico Farmacêutico Bérgamo Ltda (Bergamo), a privately held Brazilian pharmaceutical company.
On May 16, 2011, we acquired a manufacturing facility in Dun Laoghaire, Ireland, from Pfizer. Under the terms of the agreement, most staff at the facility became Amgen employees, and we agreed to manufacture certain products for Pfizer at the facility for a certain period.
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
The operations of each of the acquired businesses discussed above, excluding Onyx, were not material individually or in the aggregate to our consolidated financial statements. Pro forma supplemental consolidated results of operations that assumes the acquisitions of the businesses discussed above all occurred on January 1 of the year prior to the year of acquisition are not provided because the impact would not be material to our consolidated results of operations either individually or in the aggregate.

Results of operations from acquired companies have been included in our consolidated financial statements as of the acquisition date. The goodwill valued in these acquisitions, excluding Bergamo, is non-deductible for tax purposes.
Filgrastim and pegfilgrastim rights acquisition
In October 2013, we entered into an agreement to acquire the licenses to filgrastim and pegfilgrastim effective January 1, 2014, that were held by F. Hoffmann-La Roche Ltd. (“Roche”) in approximately 100 markets in Eastern Europe, Latin America, Asia, the Middle East and Africa, for total cash consideration of $479 million. This transaction will be accounted for as a business combination as the acquired rights and processes are capable of producing an immediate return to us. We are currently in the process of valuing the assets acquired and liabilities assumed in the business combination.
3. Stock-based compensation
On May 22, 2013, our stockholders approved our Amended and Restated 2009 Equity Incentive Plan (the Amended 2009 Plan), which amended and restated our 2009 Equity Incentive Plan (the 2009 Plan) and increased the number of shares of our common stock authorized for issuance pursuant to equity-based awards under the 2009 Plan to approximately 104 million shares (plus any additional shares that are added back into the authorized pool as described below). Like the 2009 Plan, the Amended 2009 Plan provides for grants of equity-based awards, including RSUs, stock options and performance units to employees and consultants of Amgen, its subsidiaries and non-employee members of our Board of Directors. The 2009 Plan replaced our prior equity plans (the Prior Plans), and no further awards may be made under these Prior Plans. Consistent with the 2009 Plan, the pool of shares available under the Amended 2009 Plan is reduced by one share for each stock option granted and by 1.9 shares for other types of awards granted, including RSUs and performance units (full-value awards). Generally, if any shares subject to an award granted under the Amended 2009 Plan expire, or are forfeited, terminated or cancelled without the issuance of shares, the shares subject to such awards are added back into the authorized pool on the same basis that they were removed. In addition, under the Amended 2009 Plan, shares withheld to pay for minimum statutory tax obligations with respect to full value awards will be added back into the authorized pool on the basis of 1.9 shares. As of December 31, 2013, the Amended 2009 Plan provides for future grants and/or issuances of up to approximately 58 million shares of our common stock. Stock-based awards under our employee compensation plans are made with newly issued shares reserved for this purpose.
The following table reflects the components of stock-based compensation expense recognized in our Consolidated Statements of Income for the years ended December 31, 2013, 2012 and 2011 (in millions):

	2013	2012	2011
RSUs	$206	$186	$188
Performance units	163	117	68
Stock options	34	59	85
Total stock-based compensation expense, pretax	403	362	341
Tax benefit from stock-based compensation expense	(149)	(134)	(124)
Total stock-based compensation expense, net of tax	$254	$228	$217
Restricted stock units and stock options
Eligible employees generally receive a grant of RSUs annually with the size and type of award generally determined by the employee’s salary grade and performance level. In addition, certain management and professional level employees typically receive RSU grants upon commencement of employment. Prior to 2012, eligible employees also received a grant of stock options annually. Prior to February 2013, non-employee members of our Board of Directors (outside directors) received a grant of RSUs and stock options annually and received a grant of stock options in connection with their appointment to the Board of Directors. Beginning in April 2013, outside directors receive only annual grants of RSUs.
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

Restricted stock units
The grant date fair value of an RSU equaled the closing price of our common stock on the grant date for RSUs granted prior to April 25, 2011, and on and after April 27, 2012. Prior to April 2011, we did not have a policy of paying dividends, and beginning April 27, 2012, RSUs granted accrue dividend equivalents during the vesting period. The fair values of RSUs granted on April 25, 2011 through April 26, 2012, are based on the closing price of our common stock on the grant date reduced by the weighted-average expected dividend yield of 2.0% over the weighted-average vesting period, discounted at a weighted-average risk-free interest rate of 1.0%. The weighted-average grant date fair values of RSUs granted in 2013, 2012 and 2011 were $107.01, $72.99 and $51.83, respectively. The following summarizes select information regarding our RSUs during the year ended December 31, 2013:

	Units (in millions)	Weighted-average grant date fair value
Balance nonvested at December 31, 2012	9.4	$61.14
Granted	2.8	$107.01
Vested	(2.7)	$54.74
Forfeited	(0.7)	$69.84
Balance nonvested at December 31, 2013	8.8	$76.75
The total fair values of shares associated with RSUs that vested during the years ended December 31, 2013, 2012 and 2011, were $145 million, $139 million and $176 million, respectively.
As of December 31, 2013, there was approximately $394 million of unrecognized compensation costs related to nonvested stock option and RSU awards, which is expected to be recognized over a weighted-average period of 1.8 years.
Stock options
The exercise price for stock options is set at the closing price of our common stock on the date of grant and the related number of shares granted is fixed at that point in time. Awards granted to employees on and after April 26, 2010, expire 10 years from the date of grant; options granted to employees prior to that date expire seven years from the date of grant.
We use an option valuation model to estimate the grant date fair value of stock options. The weighted-average assumptions used in the option valuation model and the resulting weighted-average estimated grant date fair values of stock options were as follows for the years ended December 31, 2013, 2012 and 2011:

	2013	2012	2011
Closing price of our common stock on grant date	$85.59	$74.56	$54.66
Expected volatility	23.1%	22.2%	23.5%
Expected life (in years)	8.1	8.1	5.9
Risk-free interest rate	1.7%	1.6%	2.5%
Expected dividend yield	2.2%	2.1%	2.0%
Fair value of stock options granted	$17.43	$14.65	$11.39
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

The following summarizes select information regarding our stock options during the year ended December 31, 2013:

	Options (in millions)	Weighted- average exercise price	Weighted- average remaining contractual life (years)	Aggregate intrinsic value (in millions)
Balance unexercised at December 31, 2012	12.3	$56.09
Granted	0.1	$85.59
Exercised	(4.7)	$58.05
Expired/forfeited	(0.3)	$56.93
Balance unexercised at December 31, 2013	7.4	$54.91	4.8	$436
Vested or expected to vest at December 31, 2013	7.3	$54.91	4.8	$434
Exercisable at December 31, 2013	4.8	$53.95	3.7	$291
The total intrinsic values of options exercised during the years ended December 31, 2013, 2012 and 2011, were $210 million, $320 million and $47 million, respectively. The actual tax benefits realized from tax deductions from option exercises during the three years ended December 31, 2013, 2012 and 2011, were $77 million, $117 million and $14 million, respectively.
Performance units
Certain management-level employees also receive annual grants of performance units, which give the recipient the right to receive common stock that is contingent upon achievement of specified pre-established goals over the performance period, which is generally three years. The performance goals for the units granted in 2013, 2012 and 2011, which are accounted for as equity awards, are based upon Amgen’s stockholder return compared with a comparator group of companies, which are considered market conditions and are reflected in the grant date fair values of the units. The expense recognized for the awards is based on the grant date fair value of a unit multiplied by the number of units granted, net of estimated forfeitures. Depending on the outcome of these performance goals, a recipient may ultimately earn a number of units greater or less than the number of units granted. Shares of our common stock are issued on a one-for-one basis for each performance unit earned. In general, participants vest in their performance unit awards at the end of the performance period. The performance award program provides for accelerated or continued vesting in certain circumstances as defined in the plan, including upon death, disability, a change in control and retirement of employees who meet certain service and/or age requirements. Performance units granted in 2012 and later accrue dividend equivalents which are typically payable in shares only when and to the extent the underlying performance units vest and are issued to the recipient, including with respect to market conditions that affect the number of performance units earned.
We used payout simulation models to estimate the grant date fair value of performance units granted in 2013, 2012 and 2011. The weighted-average assumptions used in these models and the resulting weighted-average grant date fair values of our performance units were as follows for the years ended December 31, 2013, 2012 and 2011:

	2013	2012	2011
Closing price of our common stock on grant date	$92.03	$68.75	$51.67
Volatility	21.0%	22.9%	32.8%
Risk-free interest rate	0.4%	0.5%	1.2%
Fair value of unit	$102.73	$78.21	$49.50
The payout simulation models also assumed correlations of returns of the stock prices of our common stock and the common stocks of the comparator groups of companies and stock price volatilities of the comparator groups of companies.
As of December 31, 2013 and 2012, a total of 6.6 million and 5.8 million performance units were outstanding with weighted-average grant date fair values of $76.95 and $65.15 per unit, respectively. During the year ended December 31, 2013, 2.1 million performance units with a weighted-average grant date fair value of $102.73 were granted, 2.4 million performance units with a weighted-average grant date fair value of $49.33 vested, and 0.5 million performance units with a weighted-average grant date fair value of $73.13 were forfeited.

The total fair values of performance units that vested during 2013, 2012 and 2011 were $270 million, $100 million and $25 million, respectively, based upon the number of performance units earned multiplied by the closing stock price of our common stock on the last day of the performance period.
As of December 31, 2013, there was approximately $173 million of unrecognized compensation cost related to the 2013 and 2012 performance unit grants that is expected to be recognized over a weighted-average period of approximately 0.9 years.
4. Income taxes
The provision for income taxes includes the following for the years ended December 31, 2013, 2012 and 2011 (in millions):

	2013	2012	2011
Current provision:
Federal	$54	$438	$551
State	26	47	54
Foreign	191	158	148
Total current provision	271	643	753
Deferred provision (benefit):
Federal	(86)	83	(273)
State	19	(43)	(12)
Foreign	(20)	(19)	(1)
Total deferred provision (benefit)	(87)	21	(286)
Total provision	$184	$664	$467
Deferred income taxes reflect the tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, tax credit carryforwards and the tax effects of net operating loss (NOL) carryforwards.

Significant components of our deferred tax assets and liabilities are as follows as of December 31, 2013 and 2012 (in millions):

	2013	2012
Deferred income tax assets:
NOL and credit carryforwards	$1,017	$427
Expense accruals	697	805
Expenses capitalized for tax	196	195
Stock-based compensation	211	115
Deferred revenue	40	40
Other	104	83
Total deferred income tax assets	2,265	1,665
Valuation allowance	(314)	(273)
Net deferred income tax assets	1,951	1,392

Deferred income tax liabilities:
Acquired intangibles	(4,430)	(1,249)
Fixed assets	(8)	(117)
Unremitted foreign earnings	(55)	(106)
Other	(200)	(145)
Total deferred income tax liabilities	(4,693)	(1,617)
Total deferred income taxes, net	$(2,742)	$(225)
At December 31, 2013 and 2012, we had net noncurrent deferred tax liabilities of $3.5 billion and $0.9 billion, respectively, related primarily to the difference between the book basis and tax basis of intangible assets acquired in business combinations.  These amounts are included in Other noncurrent liabilities on the Consolidated Balance Sheets.
Valuation allowances are provided to reduce the amounts of our deferred tax assets to an amount that is more likely than not to be realized based on an assessment of positive and negative evidence, including estimates of future taxable income necessary to realize future deductible amounts.
The valuation allowance for deferred tax assets increased by $41 million and $147 million in 2013 and 2012, respectively, due primarily to valuation allowances established as part of acquisitions and the Company’s expectation that some state R&D credits will not be utilized.
At December 31, 2013, we had $341 million of federal tax credit carryforwards available to reduce future federal income taxes and have provided a valuation allowance for $4 million of those federal tax credits. The federal tax credit carryforwards for which no valuation allowance has been provided expire between 2018 and 2033. We had $313 million of tax credit carryforwards available to reduce future state income taxes and have provided a valuation allowance for $202 million of those state tax credit carryforwards. The majority of the state tax credit carryforwards have no expiry; the remainder expires between 2018 and 2020.
At December 31, 2013, we had $425 million of NOL carryforwards available to reduce future federal income taxes and have provided a valuation allowance for $80 million of those federal NOL carryforwards. The federal NOL carryforwards for which no valuation allowance has been provided expire between 2023 and 2033. We had $883 million of NOL carryforwards available to reduce future state income taxes and have provided a valuation allowance for $266 million of those state NOL carryforwards. The state NOLs for which no valuation allowance has been provided expire between 2014 and 2033. We had $1.3 billion of NOL carryforwards available to reduce future foreign income taxes and have provided a valuation allowance for $770 million of those foreign NOL carryforwards. The majority of the foreign NOLs have no expiry; the remainder of the foreign NOLs expire between 2014 and 2022.

The reconciliation of the total gross amounts of UTBs (excluding interest, penalties, foreign tax credits and the federal tax benefit of state taxes related to UTBs) for the years ended December 31, 2013, 2012 and 2011 is as follows (in millions):

	2013	2012	2011
Balance at beginning of year	$1,200	$975	$920
Additions based on tax positions related to the current year	335	300	283
Additions based on tax positions related to prior years	96	5	1
Reductions for tax positions of prior years	(192)	(50)	(8)
Settlements	(24)	(30)	(221)
Balance at end of year	$1,415	$1,200	$975
Substantially all of the UTBs as of December 31, 2013, if recognized, would affect our effective tax rate. During the year ended December 31, 2013, we settled our examination with the Internal Revenue Service (IRS) for the years ended December 31, 2007, 2008, and 2009. During the year ended December 31, 2012, we settled examinations with various state and foreign tax authorities for prior tax years. During the year ended December 31, 2011, we settled our examination with the IRS related to certain transfer pricing tax positions for the years ended December 31, 2007, 2008 and 2009. As a result of these developments, we remeasured our UTBs accordingly. As of December 31, 2013, we believe it is reasonably possible that our gross liabilities for UTBs may decrease by approximately $70 million within the succeeding twelve months due to the resolution of state audits.
Interest and penalties related to UTBs are included in our provision for income taxes. During 2013, 2012 and 2011, we accrued approximately $32 million, $30 million and $23 million, respectively, of interest and penalties through the income tax provision in the Consolidated Statements of Income. At December 31, 2013 and 2012, accrued interest and penalties associated with UTBs totaled approximately $99 million and $102 million, respectively.
The reconciliation between the federal statutory tax rate applied to income before income taxes and our effective tax rate for the years ended December 31, 2013, 2012 and 2011, is as follows:

	2013	2012	2011
Federal statutory tax rate	35.0%	35.0%	35.0%
Foreign earnings, including earnings invested indefinitely	(21.3)%	(17.8)%	(19.4)%
Credits, Puerto Rico Excise Tax	(4.7)%	(5.2)%	(6.5)%
Credits, primarily federal R&D	(3.0)%	—%	(1.5)%
State taxes	0.8%	0.6%	0.7%
Audit settlements (federal, state, foreign)	(3.7)%	0.3%	—%
Legal settlements	—%	(0.2)%	2.2%
Other, net	0.4%	0.6%	0.8%
Effective tax rate	3.5%	13.3%	11.3%
The effective tax rates for the years ended December 31, 2013, 2012 and 2011, are different from the federal statutory rates primarily as a result of indefinitely invested earnings of our foreign operations. We do not provide for U.S. income taxes on undistributed earnings of our foreign operations that are intended to be invested indefinitely outside the United States. Substantially all of the benefit from foreign earnings on our effective tax rate results from foreign income associated with the Company’s operation conducted in Puerto Rico that is subject to a tax incentive grant that expires in 2020. At December 31, 2013, the cumulative amount of these earnings was approximately $25.5 billion. If these earnings were repatriated to the United States, we would be required to accrue and pay approximately $9.1 billion of additional income taxes based on the current tax rates in effect.
Our total foreign income before income taxes was approximately $3.7 billion, $3.3 billion and $3.0 billion for the years ended December 31, 2013, 2012 and 2011, respectively.
Puerto Rico imposes an excise tax on the gross intercompany purchase price of goods and services from our manufacturer in Puerto Rico. The rate was 4.0% in 2011, 3.75% in 2012, 2.75% in the first half of 2013 and 4.0% effective July 1, 2013 through December 31, 2017. We account for the excise tax as a manufacturing cost that is capitalized in inventory and expensed in cost of sales when the related products are sold. For U.S. income tax purposes, the excise tax results in foreign tax credits that are generally recognized in our provision for income taxes when the excise tax is incurred.

Because the American Taxpayer Relief Act of 2012 was not enacted until 2013, certain provisions of the Act benefiting the Company's 2012 federal taxes, including the retroactive extension of the R&D tax credit for 2012, were not recognized in the Company's 2012 financial results and instead are reflected in the Company's 2013 financial results. The tax benefit of the retroactive extension of the 2012 R&D tax credit that was recognized in 2013 was $70 million.
Income taxes paid during the years ended December 31, 2013, 2012 and 2011, totaled $321 million, $502 million and $595 million, respectively.
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
5. Earnings per share
The computation of basic earnings per share (EPS) is based on the weighted-average number of our common shares outstanding. The computation of diluted EPS is based on the weighted-average number of our common shares outstanding and dilutive potential common shares, which include principally shares that may be issued under: our stock option, restricted stock and performance unit awards, determined using the treasury stock method; and our convertible notes and warrants while outstanding (collectively “dilutive securities”). For further information regarding our convertible notes and warrants, see Note 14, Financing arrangements.
The computation for basic and diluted EPS was as follows (in millions, except per share data):

	2013	2012	2011
Income (Numerator):
Net income for basic and diluted EPS	$5,081	$4,345	$3,683

Shares (Denominator):
Weighted-average shares for basic EPS	753	775	905
Effect of dilutive securities	12	12	7
Weighted-average shares for diluted EPS	765	787	912

Basic EPS	$6.75	$5.61	$4.07
Diluted EPS	$6.64	$5.52	$4.04
For the year ended December 31, 2013, the number of anti-dilutive employee stock-based awards excluded from the computation of diluted EPS was not significant. For the years ended December 31, 2012 and 2011, there were employee stock-based awards, calculated on a weighted-average basis, to acquire 6 million and 33 million shares of our common stock, respectively, that are not included in the computation of diluted EPS because their impact would have been anti-dilutive.
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

Pfizer Inc.
The co-promotion term of our Enbrel® collaboration agreement with Pfizer in the United States and Canada expired on October 31, 2013. Under the collaboration agreement, Amgen and Pfizer shared in the agreed-upon selling and marketing expenses approved by a joint committee. We paid Pfizer a percentage of annual gross profits on our ENBREL sales in the United States and Canada on a scale that increased with gross profits; however, we maintained a majority share of ENBREL profits. Upon expiration of the co-promotion term, we are required to pay Pfizer residual royalties based on a declining percentage of annual net ENBREL sales in the United States and Canada for three years, ranging from 12% to 10%. The amounts of such payments are anticipated to be significantly less than what would be owed based on the terms of the previous ENBREL profit share. Effective November 1, 2016, there will be no further royalty payments.
We determined that we were and continue to be the principal participant in the collaboration with Pfizer to market ENBREL in the United States and Canada. Accordingly, we recorded our product sales of ENBREL to third parties net of estimated returns, rebates and other deductions. For the years ended December 31, 2013, 2012 and 2011, ENBREL sales aggregated $4.6 billion, $4.2 billion and $3.7 billion, respectively.
During the years ended December 31, 2013, 2012 and 2011, the aggregate net amounts due to Pfizer under this arrangement for the ENBREL profit share expense and royalties on ENBREL sales during the three months ended December 31, 2013, after the expiration of the co-promotion term, net of their share of selling and marketing expense was $1.3 billion, $1.3 billion and $1.1 billion, respectively. The amounts we pay to Pfizer are included in Selling, general and administrative expense in the Consolidated Statements of Income.
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
As the principal participant in the Primary Territories, Amgen records related product sales to third parties net of estimated returns, rebates and other deductions. During the years ended December 31, 2013, 2012 and 2011, product sales in the Primary Territories for osteoporosis indications were $219 million, $139 million and $62 million, respectively. In the Expansion Territories, we record product sales to Glaxo. During the years ended December 31, 2013, 2012 and 2011, product sales of denosumab to Glaxo for the Expansion Territories were not material.
During the year ended December 31, 2013, the net cost recoveries due to Glaxo were $16 million. During the years ended December 31, 2012 and 2011 the cost recoveries due from Glaxo were $10 million and $30 million, respectively. Cost recoveries are included in Selling, general and administrative expense in the Consolidated Statements of Income.
AstraZeneca Plc.
We are in a collaboration with AstraZeneca Plc. (AstraZeneca) to jointly develop and commercialize certain monoclonal antibodies from Amgen's clinical inflammation portfolio, including brodalumab, AMG 139, AMG 157, AMG 181 and AMG 557. The agreement covers the worldwide development and commercialization of these antibodies, except for certain Asian countries for brodalumab and Japan for AMG 557, which are licensed to other third parties.
Under the terms of the agreement, approximately 65% of related development costs for the 2012-2014 periods will be funded by AstraZeneca, thereafter, the companies will share costs equally. If approved for sale, Amgen would receive a low-single-digit royalty rate for brodalumab and a mid-single-digit royalty rate for the rest of the portfolio, after which the worldwide commercialization profits and losses related to the collaboration products would be shared equally. In 2012, we received a payment of $50 million, in connection with the transfer of technology rights, which was recognized in Other revenues in the Consolidated Statement of Income. During the years ended December 31, 2013 and 2012, cost recoveries recognized for development costs were $194 million and $28 million, respectively, which are included in Research and development expense in the Consolidated Statements of Income.
The collaboration agreement will continue in effect unless terminated in accordance with its terms.
Takeda Pharmaceutical Company Limited
In 2008, we entered into an arrangement with Takeda Pharmaceutical Company Limited (Takeda), that provided Takeda both: (i) the exclusive rights to develop and commercialize for the Japanese market up to 12 molecules, including Vectibix®, from our portfolio across a range of therapeutic areas, including oncology and inflammation (collectively the “Japanese market products”) and (ii) the right to collaborate with us on the worldwide (outside Japan) development and commercialization of our product candidate, motesanib. In 2011, we announced that the motesanib pivotal phase 3 trial (MONET1) had not met its primary objective of demonstrating an improvement in overall survival in patients with advanced non-squamous non small cell lung cancer.
In June 2012, the parties materially modified this arrangement such that Amgen licensed all of its rights to motesanib to Takeda which now has control over the worldwide development and commercialization of motesanib. In exchange for licensing motesanib to Takeda, we received an additional upfront payment of $3 million and approximately $21 million in additional cost reimbursements. We may also receive substantive success-based regulatory approval milestones and royalties on global sales of motesanib, if approved for sale, that are substantially lower than those under the 2008 arrangement. As of the date of modification, $230 million of the up-front payments we received in 2008 remained in deferred revenue on the Consolidated Balance Sheet. This amount was recognized as Other revenues in 2012 upon modification of the arrangement and subsequent completion of the transfer of rights to motesanib.
During the years ended December 31, 2013, 2012 and 2011, cost recoveries from Takeda were $34 million, $74 million and $83 million, respectively, and are included in Research and development expense in the Consolidated Statements of Income. In addition, for the years December 31, 2013, 2012 and 2011, we recognized royalties on sales of Vectibix® in Japan of $18 million, $21 million and $20 million respectively, in Other revenues in the Consolidated Statements of Income.
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
During the years ended December 31, 2013, 2012 and 2011, the net costs recovered from UCB were $66 million, $71 million, and $35 million, respectively, which are included in Research and development expense in the Consolidated Statements of Income.
Bayer HealthCare Pharmaceuticals Inc.
As a result of our acquisition of Onyx, we are now party to a collaboration with Bayer to jointly develop and commercialize Nexavar® worldwide, except in Japan. The rights to develop and market Nexavar® in Japan are reserved to Bayer. Bayer has no obligation to pay royalties to Amgen for sales of Nexavar® in Japan.
Nexavar® is currently marketed and sold in more than 100 countries around the world for the treatment of unresectable liver cancer and advanced kidney cancer. In the United States, Nexavar® is also approved for the treatment of patients with locally recurrent or metastatic, progressive, differentiated thyroid carcinoma refractory to radioactive iodine treatment. Under the related agreements, we are currently funding 50% of mutually agreed R&D costs worldwide, excluding Japan. In the United States, we co-promote Nexavar® with Bayer and share equally in the profits or losses. We contribute half of the overall number of sales force personnel required to market and promote Nexavar® and half of the medical science liaisons to support Nexavar® in the United States. In the United States, each party bears its own sales force and medical science liaison expenses which are not included in the calculation of the profits or losses of the collaboration. Outside of the United States, excluding Japan, Bayer manages all commercialization activities and incurs all of the sales and marketing expenditures, and we reimburse Bayer for half of those expenditures. In all countries outside of the United States, except Japan, we receive 50% of net profits on sales of Nexavar® after deducting certain Bayer-related costs.
The collaboration with Bayer will terminate when patents expire that were issued in connection with product candidates discovered under the agreements, or at the time when neither we nor Bayer are entitled to profit sharing under the agreement, whichever happens last.
Amgen is acting as an agent under the collaboration and as such, revenue is derived by calculating net sales of Nexavar® to third-party customers and deducting the cost of goods sold, distribution costs, marketing costs, phase 4 clinical trial costs, allocable overhead costs and certain other costs. During the fourth quarter of 2013, Amgen recorded a net Nexavar® collaboration profit of $78 million, which was recognized as Other revenues in the Consolidated Statements of Income. In addition, during the fourth quarter of 2013, net R&D expenses related to the collaboration of $13 million were recognized in the Consolidated Statements of Income.
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
We account for our interest in K-A using the equity method and include our share of K-A’s profits or losses in Selling, general and administrative expense in the Consolidated Statements of Income. Our share of K-A’s profits and losses was losses of $6 million and $24 million, and profit of $47 million, for the years ended December 31, 2013, 2012 and 2011, respectively. The carrying value of our equity method investment in K-A, net of dividends received, was approximately $0.3 billion and $0.4 billion, as of December 31, 2013 and 2012, respectively, and is included in noncurrent Other assets in the Consolidated Balance Sheets.
K-A’s revenues consist of royalty income related to its licensed technology rights. K-A receives royalty income from us, as well as from Kirin and J&J under separate product license contracts for certain geographic areas outside the United States. During the years ended December 31, 2013, 2012 and 2011, K-A earned royalties from us of $272 million, $274 million and $298 million, respectively. These amounts are included in Cost of sales in the Consolidated Statements of Income.
K-A’s expenses consist primarily of costs related to R&D activities conducted on its behalf by Amgen and Kirin. K-A pays Amgen and Kirin for such services at negotiated rates. During the years ended December 31, 2013, 2012 and 2011, we earned revenues from K-A of $117 million, $115 million and $130 million, respectively, for certain R&D activities performed on K-A’s behalf. These amounts are recognized as Other revenues in the Consolidated Statements of Income. We may also receive several individually immaterial milestones aggregating $85 million upon the achievement of various substantive success-based development and regulatory approval milestones contingent upon the occurrence of various future events, most of which have a high degree of uncertainty of occurring. During the years ended December 31, 2013, 2012 and 2011, we recorded cost recoveries from K-A of $218 million, $142 million and $85 million, respectively, related to certain third-party costs. These amounts are included in Research and development expense in the Consolidated Statements of Income.
As of December 31, 2013 and 2012, K-A owed us $22 million and we owed K-A $31 million, respectively, which are included in Other current assets and Accrued liabilities in the Consolidated Balance Sheets, respectively.

8. Other charges
Manufacturing operations optimization
In order to optimize our network of manufacturing facilities and improve cost effectiveness, we determined that certain manufacturing facilities located in Boulder, Colorado, were no longer needed and accordingly, they were abandoned during the fourth quarter of 2012. This resulted in the write-off of the carrying value of the facility, which aggregated $118 million, during the year ended December 31, 2012. The amount is included in Cost of sales in the Consolidated Statements of Income.
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
These assets continued to be carried on our Consolidated Balance Sheets until the accounting requirements to recognize the sale were met, and estimated useful lives of the remaining fixed assets were reduced to coincide with the supply period. During each of the years ended December 31, 2012 and 2011, we recorded incremental depreciation of approximately $42 million in excess of what otherwise would have been recorded. In addition, due to the assignment to BI of the obligations under certain of the facility’s operating leases, we recorded charges of approximately $23 million during the year ended December 31, 2011, with respect to the lease period beyond the end of the supply period. These amounts were recorded in Cost of sales in the Consolidated Statements of Income.
Other cost savings initiatives
As part of our efforts to improve cost efficiencies in our operations, we recorded certain charges aggregating approximately $71 million, $175 million and $109 million during the years ended December 31, 2013, 2012 and 2011, respectively, which are included in Other operating expenses in the Consolidated Statements of Income. The expenses are primarily severance-related. The 2012 charges also included expenses associated with abandoning leased facilities.
Legal settlement
During the year ended December 31, 2011, we recorded a loss accrual of $780 million in connection with an agreement in principle to settle allegations relating to our sales and marketing practices arising out of previously disclosed federal civil and criminal investigations in the U.S. Attorney’s Offices for the Eastern District of New York and the Western District of Washington. This amount was recorded in Other operating expense in the Consolidated Statement of Income.

9. Available-for-sale investments
The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair values of available-for-sale investments by type of security were as follows (in millions):

Type of security as of December 31, 2013	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
U.S. Treasury securities	$4,737	$2	$(9)	$4,730
Other government-related debt securities:
U.S.	1,087	—	(8)	1,079
Foreign and other	1,574	13	(41)	1,546
Corporate debt securities:
Financial	3,667	28	(19)	3,676
Industrial	3,745	36	(21)	3,760
Other	388	4	(2)	390
Residential mortgage-backed securities	1,478	3	(21)	1,460
Other mortgage- and asset-backed securities	1,555	1	(45)	1,511
Money market mutual funds	3,366	—	—	3,366
Other short-term interest-bearing securities	750	—	—	750
Total interest-bearing securities	22,347	87	(166)	22,268
Equity securities	85	10	—	95
Total available-for-sale investments	$22,432	$97	$(166)	$22,363

Type of security as of December 31, 2012	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
U.S. Treasury securities	$4,443	$15	$—	$4,458
Other government-related debt securities:
U.S.	1,018	12	—	1,030
Foreign and other	1,549	60	(1)	1,608
Corporate debt securities:
Financial	3,266	96	(1)	3,361
Industrial	4,283	100	(3)	4,380
Other	441	11	—	452
Residential mortgage-backed securities	1,828	9	(8)	1,829
Other mortgage- and asset-backed securities	1,769	7	(9)	1,767
Money market mutual funds	2,620	—	—	2,620
Other short-term interest-bearing securities	2,186	—	—	2,186
Total interest-bearing securities	23,403	310	(22)	23,691
Equity securities	52	2	—	54
Total available-for-sale investments	$23,455	$312	$(22)	$23,745

The fair values of available-for-sale investments by classification in the Consolidated Balance Sheets were as follows (in millions):

Classification in the Consolidated Balance Sheets	2013	2012
Cash and cash equivalents	$3,266	$2,887
Marketable securities	15,596	20,804
Other assets — noncurrent	95	54
Restricted investments	3,406	—
Total available-for-sale investments	$22,363	$23,745
Cash and cash equivalents in the table above excludes cash of $539 million and $370 million as of December 31, 2013 and 2012, respectively. On September 30, 2013, $2,881 million of marketable securities, $526 million of cash and cash equivalents and $4 million of related interest receivable were reclassified to Restricted investments on our Consolidated Balance Sheet, and these funds continue to be held in interest-bearing securities and cash. Restricted investments in the table above excludes interest receivable of $6 million as of December 31, 2013.
The fair values of available-for-sale interest-bearing security investments by contractual maturity, except for mortgage- and asset-backed securities that do not have a single maturity date, were as follows (in millions):

Contractual maturity	2013	2012
Maturing in one year or less	$6,799	$7,175
Maturing after one year through three years	4,785	5,014
Maturing after three years through five years	6,057	6,286
Maturing after five years through ten years	1,656	1,620
Mortgage- and asset-backed securities	2,971	3,596
Total interest-bearing securities	$22,268	$23,691
For the years ended December 31, 2013, 2012 and 2011, realized gains totaled $158 million, $186 million and $191 million, respectively, and realized losses totaled $83 million, $54 million and $37 million, respectively. The cost of securities sold is based on the specific identification method. Most of our available-for-sale investments that were in an unrealized loss position, which totaled $166 million as of December 31, 2013, have been in a continuous unrealized loss position for less than 12 months. These investments had an aggregate fair value of $10.0 billion as of December 31, 2013.
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
We review our available-for-sale investments for other-than-temporary declines in fair value below our cost basis each quarter and whenever events or changes in circumstances indicate that the cost basis of an asset may not be recoverable. This evaluation is based on a number of factors including, the length of time and the extent to which the fair value has been below our cost basis and adverse conditions related specifically to the security, including any changes to the credit rating of the security. As of December 31, 2013 and 2012, we believe the cost bases for our available-for-sale investments were recoverable in all material respects.

10. Inventories
Inventories consisted of the following (in millions):

	2013	2012
Raw materials	$217	$192
Work in process	2,064	1,723
Finished goods	738	829
Total inventories	$3,019	$2,744
11. Property, plant and equipment
Property, plant and equipment consisted of the following as of December 31, 2013 and 2012 (dollar amounts in millions):

	Useful life (in years)	2013	2012
Land	—	$408	$412
Buildings and improvements	10-40	3,467	3,510
Manufacturing equipment	8-12	2,024	2,007
Laboratory equipment	8-12	1,165	1,056
Other	3-15	4,107	3,891
Construction in progress	—	1,120	1,071
Property, plant and equipment, gross		12,291	11,947
Less accumulated depreciation and amortization		(6,942)	(6,621)
Property, plant and equipment, net		$5,349	$5,326
During the years ended December 31, 2013, 2012 and 2011, we recognized depreciation and amortization charges associated with our property, plant and equipment of $644 million, $689 million and $679 million, respectively.
12. Goodwill and other intangible assets
Goodwill
The changes in the carrying amounts of goodwill for the years ended December 31, 2013 and 2012, were as follows (in millions):

	2013	2012
Beginning balance	$12,662	$11,750
Goodwill resulting from acquisitions of businesses	2,526	928
Currency translation and other adjustments	(220)	(16)
Ending balance	$14,968	$12,662

Identifiable intangible assets
Identifiable intangible assets consisted of the following as of December 31, 2013 and 2012 (in millions):

	2013			2012
	Gross carrying amount	Accumulated amortization	Intangible assets, net	Gross carrying amount	Accumulated amortization	Intangible assets, net
Finite-lived intangible assets:
Developed product technology rights	$10,130	$(3,347)	$6,783	$4,220	$(2,942)	$1,278
Licensing rights	3,241	(366)	2,875	445	(268)	177
R&D technology rights	1,207	(496)	711	1,130	(411)	719
Marketing-related rights	619	(366)	253	648	(313)	335
Total finite-lived intangible assets	15,197	(4,575)	10,622	6,443	(3,934)	2,509
Indefinite-lived intangible assets:
IPR&D	2,640	—	2,640	1,459	—	1,459
Total identifiable intangible assets	$17,837	$(4,575)	$13,262	$7,902	$(3,934)	$3,968
Developed product technology rights consist of rights related to marketed products acquired in business combinations. Licensing rights are composed primarily of intangible assets acquired as part of the acquisition of Onyx and capitalized payments to third parties for milestones related to regulatory approvals to commercialize products and up-front payments associated with royalty obligations for marketed products. R&D technology rights consist of technology used in R&D with alternative future uses. Marketing-related intangible assets are composed primarily of rights related to the sale and distribution of marketed products. For information related to the acquisition of certain of these intangible assets, see Note 2, Business combinations.
IPR&D consists of R&D projects acquired in a business combination which are not complete due to remaining technological risks and/or the lack of receipt of the required regulatory approvals. These projects include Kyprolis®, a treatment for multiple myeloma being developed for use outside the U.S. (excluding Japan) acquired in the Onyx transaction; velcalcetide, a treatment for secondary hyperparathyroidism in patients with CKD who are on dialysis acquired in the KAI transaction; blinatumomab, a treatment for ALL acquired in the Micromet transaction, and talimogene laherparepvec, a treatment for melanoma acquired in the BioVex transaction (see Note 2, Business combinations).
During the years ended December 31, 2013, 2012 and 2011, we recognized amortization charges associated with our finite-lived intangible assets of $642 million, $397 million and $380 million, respectively. The total estimated amortization for each of the next five years for our intangible assets is $1.2 billion, $1.2 billion, $1.2 billion, $1.1 billion and $902 million in 2014, 2015, 2016, 2017 and 2018, respectively.

13. Accrued liabilities
Accrued liabilities consisted of the following as of December 31, 2013 and 2012 (in millions):

	2013	2012
Sales deductions	$1,248	$1,129
Employee compensation and benefits	1,003	1,010
Clinical development costs	522	361
Dividends payable	460	355
Sales returns reserve	295	346
Other	1,127	1,590
Total accrued liabilities	$4,655	$4,791

14. Financing arrangements
The carrying values and the fixed contractual coupon rates of our long-term borrowings were as follows (in millions):

	2013	2012
0.375% convertible notes due 2013 (0.375% 2013 Convertible Notes)	$—	$2,488
1.875% notes due 2014 (1.875% 2014 Notes)	1,000	1,000
4.85% notes due 2014 (4.85% 2014 Notes)	1,000	1,000
2.30% notes due 2016 (2.30% 2016 Notes)	749	749
2.50% notes due 2016 (2.50% 2016 Notes)	999	999
2.125% notes due 2017 (2.125% 2017 Notes)	1,248	1,248
5.85% notes due 2017 (5.85% 2017 Notes)	1,099	1,099
6.15% notes due 2018 (6.15% 2018 Notes)	500	499
Master Repurchase Agreement obligation due 2018	3,100	—
Term Loan due 2018	4,875	—
4.375% euro denominated notes due 2018 (4.375% 2018 euro Notes)	751	723
5.70% notes due 2019 (5.70% 2019 Notes)	999	999
2.125% euro denominated notes due 2019 (2.125% 2019 euro Notes)	925	887
4.50% notes due 2020 (4.50% 2020 Notes)	300	300
3.45% notes due 2020 (3.45% 2020 Notes)	898	897
4.10% notes due 2021 (4.10% 2021 Notes)	998	998
3.875% notes due 2021 (3.875% 2021 Notes)	1,746	1,745
3.625% notes due 2022 (3.625% 2022 Notes)	747	747
5.50% pound sterling denominated notes due 2026 (5.50% 2026 pound sterling Notes)	781	763
4.00% pound sterling denominated notes due 2029 (4.00% 2029 pound sterling Notes)	1,144	1,117
6.375% notes due 2037 (6.375% 2037 Notes)	899	899
6.90% notes due 2038 (6.90% 2038 Notes)	499	499
6.40% notes due 2039 (6.40% 2039 Notes)	996	996
5.75% notes due 2040 (5.75% 2040 Notes)	697	697
4.95% notes due 2041 (4.95% 2041 Notes)	596	595
5.15% notes due 2041 (5.15% 2041 Notes)	2,233	2,232
5.65% notes due 2042 (5.65% 2042 Notes)	1,244	1,244
5.375% notes due 2043 (5.375% 2043 Notes)	1,000	1,000
Other notes	105	109
Total debt	32,128	26,529
Less current portion	(2,505)	(2,495)
Total noncurrent debt	$29,623	$24,034
Debt repayments
During the year ended December 31, 2013, our 0.375% 2013 Convertible Notes matured/converted, and the $2.5 billion principal amount was settled in cash. We also repaid $742 million of convertible debt assumed in the acquisition of Onyx, $125 million of principal on our Term Loan Credit Facility and $4 million of Other notes. During the year ended December 31, 2012, we repaid $123 million of Other notes. In February 2011, our 0.125% 2011 Convertible Notes became due, and we repaid the $2.5 billion aggregate principal amount.
Debt issuances
We issued debt and debt securities in various offerings during the three years ended December 31, 2013, including:

•	In 2013, we issued $8.1 billion of debt in connection with the acquisition of Onyx, comprised of obligations under a Master Repurchase Agreement and a Term Loan.

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

Debt issuance costs incurred in connection with these debt issuances in 2013, 2012 and 2011 totaled $46 million, $25 million and $55 million, respectively. These debt issuance costs are being amortized over the respective lives of the debt, and the related charge is included in Interest expense, net, in the Consolidated Statements of Income.
All of our notes other than our Other notes may be redeemed at any time at our option, in whole or in part, at the principal amount of the notes being redeemed plus accrued interest and a make-whole amount, as defined. In addition, except with respect to our 4.85% 2014 Notes and Other notes, in the event of a change-in-control triggering event, as defined, we may be required to purchase for cash all or a portion of these notes at a price equal to 101% of the principal amount of the notes plus accrued interest.
Master Repurchase Agreement
We entered into a Master Repurchase Agreement (Repurchase Agreement) pursuant to which Amgen sold 34,097 Class A preferred shares of one of its wholly-owned subsidiaries, ATL Holdings, on September 30, 2013. The Class A preferred shares have a liquidation preference of $100,000 per share. Pursuant to the Repurchase Agreement, we are obligated to repurchase the Class A preferred shares from the counterparties for the aggregate sale price of $3.1 billion, plus any accrued and unpaid payment obligations described below, on September 28, 2018. The $3.1 billion obligation to repurchase the preferred shares is accounted for as long-term debt on our Consolidated Balance Sheet.
Under the Repurchase Agreement, we are obligated to make payments to the counterparties based on the sale price of the outstanding preferred shares at a floating interest rate based on the London Interbank Offered Rate (LIBOR) plus 1.1%. The Repurchase Agreement contains customary events of default, and we have the right to repurchase all or a portion of the Class A preferred shares at any time prior to the required repurchase date.
Term Loan
On October 1, 2013, we borrowed $5.0 billion under a Term Loan Credit Facility which bears interest at a floating rate based on LIBOR plus additional interest, initially 1%, which can vary based on the credit ratings assigned to our long-term debt by Standard & Poor’s Financial Services LLC (S&P) and Moody’s Investor Service, Inc. (Moody’s). A portion of the principal amount of this debt is to be repaid at the end of each quarter equal to $125 million, with the balance due on October 1, 2018. The outstanding balance of this loan may be prepaid in whole or in part at any time without penalty. This credit facility includes the same financial covenant as our revolving credit facility with respect to our level of borrowings in relation to our equity, as defined.
Convertible Notes
In 2006, we issued $2.5 billion principal amount of 0.375% 2013 Convertible Notes at par. The conversion value was payable in: (i) cash equal to the lesser of the principal amount of the note or the conversion value, as defined, and (ii) cash, shares of our common stock, or a combination of cash and shares of our common stock, at our option, to the extent the conversion value exceeded the principal amount of the note (the excess conversion value). In February 2013, our 0.375% 2013 Convertible Notes matured/converted, and accordingly, the $2.5 billion principal amount was settled in cash. We also elected to pay the note holders who converted their notes $99 million of cash for the excess conversion value, as allowed by the original terms of the notes.
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
Because the convertible note hedges and warrants could have been settled at our option in cash or shares of our common stock, and these contracts met all of the applicable criteria for equity classification under the applicable accounting standards, the cost of the convertible note hedges, the net proceeds from the sale of the warrants and the settlement of these contracts were classified in Stockholders’ equity in the Consolidated Balance Sheets. In addition, because both of these contracts are classified in Stockholders’ equity and were indexed to our common stock, they were not accounted for as derivatives.
Because these convertible notes were cash settleable, their debt and equity components were bifurcated and accounted for separately. The discounted carrying value of the debt component resulting from the bifurcation was accreted back to the principal amount over the period the notes were outstanding, resulting in the recognition of non-cash interest expense. The total aggregate amount repaid, including the amount related to the debt discount, is included in Cash flows from financing activities in the Consolidated Statement of Cash Flows. After giving effect to this bifurcation, the effective interest rate on the 0.375% 2013 Convertible Notes was 6.35%. For the years ended December 31, 2013, 2012 and 2011, total interest expenses for the 0.375% 2013 Convertibles Notes were $13 million, $151 million and $143 million, respectively, including non-cash interest expenses of $12 million, $142 million and $133 million, respectively. The carrying amount of the equity component of this debt was $829 million as of December 31, 2013 and 2012.
Other notes
Other notes include our notes due in 2097 with carrying value of $100 million and debt assumed in the acquisition of MN with a carrying value of $5 million and $9 million at December 31, 2013 and 2012, respectively.
Interest rate swaps
To achieve a desired mix of fixed and floating interest rate debt, we entered into interest rate swap contracts that effectively converted a fixed-rate interest coupon for certain of our debt issuances to a floating LIBOR-based coupon over the life of the respective note. These interest rate swap contracts qualified and were designated as fair value hedges. During the year ended December 31, 2013, we entered into interest rate swap contracts with respect to certain of our outstanding notes. The effective interest rates on these notes after giving effect to the related interest rate swap contracts and the notional amounts of the contracts were as follows as of December 31, 2013 (dollar amounts in millions):

	Effective interest rate	Notional amount
3.45% 2020 Notes	LIBOR + 1.1%	$900
4.10% 2021 Notes	LIBOR + 1.7%	1,000
3.875% 2021 Notes	LIBOR + 2.0%	1,750
3.625% 2022 Notes	LIBOR + 1.6%	750
		$4,400
We previously had interest rate swap contracts with an aggregate notional amount of $3.6 billion outstanding with rates that ranged from LIBOR plus 0.3% to LIBOR plus 2.6%. Due to historically low interest rates, we terminated all of these swap contracts in May 2012. See Note 17, Derivative instruments.
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
Shelf registration statements and other facilities
As of December 31, 2013, we have a commercial paper program that allows us to issue up to $2.5 billion of unsecured commercial paper to fund our working capital needs. At December 31, 2013 and 2012, we had no amounts outstanding under our commercial paper program.
In December 2011, we entered into a $2.5 billion syndicated, unsecured, revolving credit agreement which is available for general corporate purposes or as a liquidity backstop to our commercial paper program. The commitments under the revolving credit agreement may be increased by up to $500 million with the agreement of the banks. Each bank which is a party to the agreement has an initial commitment term of five years. This term may be extended for up to two additional one-year periods with the agreement of the banks. Annual commitment fees for this agreement are 0.1% based on our current credit rating. Generally, we would be charged interest at LIBOR plus 0.9% for any amounts borrowed under this facility. As of December 31, 2013 and 2012, no amounts were outstanding under this facility.

In March 2011, we filed a shelf registration statement with the SEC to replace an existing shelf registration statement that was scheduled to expire in April 2011. This shelf registration statement allows us to issue unspecified amounts of debt securities; common stock; preferred stock; warrants to purchase debt securities, common stock, preferred stock or depository shares; rights to purchase common stock or preferred stock; securities purchase contracts; securities purchase units; and depository shares. Under this shelf registration statement, all of the securities available for issuance may be offered from time to time with terms to be determined at the time of issuance. This shelf registration statement expires in March 2014 and is expected to be renewed before its expiration date.
In 1997, we established a $400 million medium-term note program under which medium-term debt securities may be offered from time to time with terms to be determined at the time of issuance. As of December 31, 2013 and 2012, no securities were outstanding under this medium-term note program.
Certain of our financing arrangements contain non-financial covenants. In addition, our revolving credit agreement and Term Loan Credit Agreement each include a financial covenant with respect to the level of our borrowings in relation to our equity, as defined. We were in compliance with all applicable covenants under these arrangements as of December 31, 2013.
Contractual maturities of long-term debt obligations
The aggregate contractual maturities of all long-term debt obligations due subsequent to December 31, 2013, are as follows (in millions):

Maturity date	Amount
2014	$2,505
2015	500
2016	2,250
2017	2,850
2018	7,228
Thereafter	16,873
Total	$32,206
Interest costs
Interest costs are expensed as incurred, except to the extent such interest is related to construction in progress, in which case interest is capitalized. Interest expense, net, for the years ended December 31, 2013, 2012 and 2011, was $1.0 billion, $1.1 billion and $610 million, respectively. Interest costs capitalized for the years ended December 31, 2013, 2012 and 2011, were $18 million, $26 million and $22 million, respectively. Interest paid, net of interest rate swaps, during the years ended December 31, 2013, 2012 and 2011, totaled $930 million, $406 million and $446 million, respectively. Interest paid in 2012 is net of the $397 million received upon settlement of the interest rate swaps. See Note 17, Derivative instruments.

15. Stockholders’ equity
Stock repurchase program
Activity under our stock repurchase program was as follows (in millions):

	2013		2012		2011
	Shares	Dollars	Shares	Dollars	Shares	Dollars
First quarter	9.1	$771	21.0	$1,429	—	$—
Second quarter	—	—	17.4	1,203	12.9	732
Third quarter	—	—	9.7	797	45.4	2,421
Fourth quarter	—	—	14.2	1,233	86.0	5,154	(1)
Total stock repurchases	9.1	$771	62.3	$4,662	144.3	$8,307
___________

(1)
Includes the repurchase of 83.3 million shares of our common stock at an average price paid per share of $60.08, including related expenses, for an aggregate cost of $5.0 billion, under a modified Dutch auction tender offer.

As of December 31, 2013, $1.6 billion remained available under our Board of Directors-approved stock repurchase program.
Dividends
On July 28 and October 13, 2011, the Board of Directors declared quarterly cash dividends of $0.28 per share of common stock, which were paid on September 8 and December 8, 2011, respectively. On December 15, 2011, and March 15, July 19 and October 10, 2012, the Board of Directors declared quarterly cash dividends of $0.36 per share of common stock, which were paid on March 7, June 7, September 7 and December 7, 2012, respectively. On December 13, 2012, March 6, July 26, and October 16, 2013, the Board of Directors declared quarterly cash dividends of $0.47 per share of common stock, which were paid on March 7, June 7, September 6, and December 6, 2013, respectively. Additionally, on December 13, 2013, the Board of Directors declared a quarterly cash dividend of $0.61 per share of common stock, which will be paid on March 7, 2014 to all stockholders of record as of the close of business on February 13, 2014.

Accumulated other comprehensive income
The components of AOCI were as follows (in millions):

	Foreign currency translation	Cash flow hedges	Available-for-sale securities	Other	AOCI
Balance as of December 31, 2010	$22	$3	$135	$(7)	$153
Foreign currency translation adjustments	(6)	—	—	—	(6)
Unrealized gains (losses)	—	(51)	125	2	76
Reclassification adjustments to income	—	112	(154)	—	(42)
Other	—	—	—	(8)	(8)
Income taxes	5	(21)	14	—	(2)
Balance as of December 31, 2011	21	43	120	(13)	171
Foreign currency translation adjustments	(13)	—	—	—	(13)
Unrealized gains (losses)	—	15	233	(1)	247
Reclassification adjustments to income	—	(134)	(132)	—	(266)
Income taxes	4	41	(38)	—	7
Balance as of December 31, 2012	12	(35)	183	(14)	146
Foreign currency translation adjustments	(71)	—	—	—	(71)
Unrealized gains (losses)	—	88	(284)	(1)	(197)
Reclassification adjustments to income	—	(85)	(75)	—	(160)
Other	—	—	—	(2)	(2)
Income taxes	(9)	(1)	133	—	123
Balance as of December 31, 2013	$(68)	$(33)	$(43)	$(17)	$(161)
Income tax expenses/benefits for unrealized gains and losses and the related reclassification adjustments to income for cash flow hedges were a $34 million expense and $33 million benefit in 2013, an $8 million expense and $49 million benefit in 2012 and a $20 million benefit and $41 million expense in 2011, respectively. Income tax expenses/benefits for unrealized gains and losses and the related reclassification adjustments to income for available-for-sale securities were a $105 million benefit and $28 million benefit for 2013, an $87 million expense and $49 million benefit in 2012 and a $45 million expense and $59 million benefit in 2011, respectively.
The reclassifications out of AOCI to Net income were as follows (in millions):

	Amounts reclassified out of AOCI
Components of AOCI	Year Ended December 31, 2013	Line item affected in the Statements of Income
Cash flow hedges:
Foreign currency contract gains	$4	Product sales
Cross-currency swap contract gains	82	Interest and other income, net
Forward interest rate contract losses	(1)	Interest expense, net
	85	Total before income tax
	(33)	Tax (expense)
	52	Net of taxes
Available-for-sale securities:
Net realized gains (losses)	$75	Interest and other income, net
	(28)	Tax (expense)
	47	Net of taxes

Other
In addition to common stock, our authorized capital includes 5 million shares of preferred stock, $0.0001 par value. As of December 31, 2013 and 2012, no shares of preferred stock were issued or outstanding.
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

The fair value of each major class of the Company’s financial assets and liabilities measured at fair value on a recurring basis was as follows (in millions):

Fair value measurement as of December 31, 2013, using:	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Available-for-sale investments:
U.S. Treasury securities	$4,730	$—	$—	$4,730
Other government-related debt securities:
U.S.	—	1,079	—	1,079
Foreign and other	—	1,546	—	1,546
Corporate debt securities:
Financial	—	3,676	—	3,676
Industrial	—	3,760	—	3,760
Other	—	390	—	390
Residential mortgage-backed securities	—	1,460	—	1,460
Other mortgage- and asset-backed securities	—	1,511	—	1,511
Money market mutual funds	3,366	—	—	3,366
Other short-term interest bearing securities	—	750	—	750
Equity securities	95	—	—	95
Derivatives:
Foreign currency contracts	—	53	—	53
Cross-currency swap contracts	—	193	—	193
Total assets	$8,191	$14,418	$—	$22,609
Liabilities:
Derivatives:
Foreign currency contracts	$—	$107	$—	$107
Cross-currency swap contracts	—	4	—	4
Interest rate swap contracts	—	161	—	161
Contingent consideration obligations in connection with business combinations	—	—	595	595
Total liabilities	$—	$272	$595	$867

Fair value measurement as of December 31, 2012, using:	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Available-for-sale investments:
U.S. Treasury securities	$4,458	$—	$—	$4,458
Other government-related debt securities:
U.S.	—	1,030	—	1,030
Foreign and other	—	1,608	—	1,608
Corporate debt securities:
Financial	—	3,361	—	3,361
Industrial	—	4,380	—	4,380
Other	—	452	—	452
Residential mortgage-backed securities	—	1,829	—	1,829
Other mortgage- and asset-backed securities	—	1,767	—	1,767
Money market mutual funds	2,620	—	—	2,620
Other short-term interest-bearing securities	—	2,186	—	2,186
Equity securities	54	—	—	54
Derivatives:
Foreign currency contracts	—	46	—	46
Cross-currency swap contracts	—	65	—	65
Total assets	$7,132	$16,724	$—	$23,856
Liabilities:
Derivatives:
Foreign currency contracts	$—	$59	$—	$59
Cross-currency swap contracts	—	6	—	6
Contingent consideration obligations in connection with a business combination	—	—	221	221
Total liabilities	$—	$65	$221	$286
The fair values of our U.S. Treasury securities, money market mutual funds and equity securities are based on quoted market prices in active markets with no valuation adjustment.
Most of our other government-related and corporate debt securities are investment grade with maturity dates of five years or less from the balance sheet date. Our other government-related debt securities portfolio is composed of securities with weighted-average credit ratings of A+ by S&P, Moody's or Fitch, Inc. (Fitch); and our corporate debt securities portfolio has a weighted-average credit rating of A- or equivalent by S&P or Fitch and BBB+ by Moody's. We estimate the fair values of these securities by taking into consideration valuations obtained from third-party pricing services. The pricing services utilize industry standard valuation models, including both income- and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities; issuer credit spreads; benchmark securities; and other observable inputs.
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
Contingent consideration obligations
We have incurred contingent consideration obligations as the result of our acquisition of a business and upon the assumption of contingent consideration obligations incurred by an acquired company discussed below. These contingent consideration obligations are recorded at their estimated fair values, and we revalue these obligations each reporting period until the related contingencies are resolved. Changes in fair values of contingent consideration obligations are recognized in Other operating expenses in the Consolidated Statements of Income.
The changes in carrying amounts of contingent consideration obligations for the years ended December 31, 2013 and 2012, were as follows (in millions):

	2013	2012
Beginning balance	$221	$190
Additions from Onyx acquisition	261	—
Net changes in valuation	113	31
Ending balance	$595	$221
As a result of our acquisition of BioVex in March 2011, we are obligated to pay its former shareholders up to $575 million of additional consideration contingent upon achieving up to eight separate regulatory and sales-related milestones with regard to talimogene laherparepvec, which was acquired in the acquisition and is currently in phase 3 clinical development for the treatment of melanoma. The three largest of these potential payments are $125 million each, including the amount due if a BLA is filed with the FDA. Potential payments are also due upon the first commercial sale in each of the United States and the EU following receipt of marketing approval which includes use of the product in specified patient populations and upon achievement of specified levels of sales within specified periods of time. The fair value measurements of these obligations are based on significant unobservable inputs, including the estimated probabilities and timing of achieving the related regulatory and commercial events in connection with these milestones and, as applicable, estimated annual sales. Significant changes which increase or decrease the probabilities of achieving the related regulatory and commercial events, shorten or lengthen the time required to achieve such events, or increase of decrease estimated annual sales would result in corresponding increases or decreases in the fair values of these obligations, as applicable.
We estimate the fair values of the obligations to the former shareholders of BioVex by using a combination of probability-adjusted discounted cash flows, option pricing techniques and a simulation model of expected annual sales. Quarterly, management in our R&D and commercial sales organizations review key assumptions used in the fair value measurements of these obligations. In the absence of any significant changes in key assumptions, the changes in fair values of these contingent consideration obligations reflect the passage of time and changes in our credit risk adjusted rate used to discount obligations to present value. During the year ended December 31, 2013, there were increases in management's estimates of the probabilities of completing the BLA filing and receiving approval to market talimogene laherparepvec in specified patient populations in the United States and EU. Due primarily to these changes in key assumptions, the estimated aggregate fair value of the contingent consideration obligations increased by $113 million and $31 million in the years ended December 31, 2013 and 2012, respectively.
We assumed contingent consideration obligations of $261 million upon the acquisition of Onyx arising from Onyx's 2009 acquisition of Proteolix, Inc. See Note 2, Business combinations. As of December 31, 2013, there are two separate milestone payments of $150 million each which would be triggered if Kyprolis® receives specified marketing approvals for relapsed multiple myeloma on or before March 31, 2016, by each of the FDA and the EMA. The fair value measurements of these obligations are based on significant unobservable inputs, including the estimated probabilities and timing of achieving the related regulatory approvals. Significant changes which increase or decrease the probabilities of receiving regulatory approvals or shorten or lengthen the time required to achieve such approvals would result in corresponding increases or decreases in the fair values of these obligations. We estimate the fair values of contingent obligations to the former shareholders of Proteolix, Inc. by using probability-adjusted discounted cash flows. There was no significant change in the fair value of these contingent consideration obligations from the date of our acquisition of Onyx to December 31, 2013.
There have been no transfers of assets or liabilities between the fair value measurement levels, and there were no material remeasurements to fair value during the years ended December 31, 2013 and 2012, of assets and liabilities that are not measured at fair value on a recurring basis, except as discussed in Note 2, Business combinations, regarding the impairment of an intangible asset and Note 8, Other charges, regarding an impairment of fixed assets which were recognized during the year ended December 31, 2012.
Summary of the fair value of other financial instruments
Cash equivalents
The estimated fair values of cash equivalents approximate their carrying values due to the short-term nature of these financial instruments.
Borrowings
We estimated the fair value of our long-term debt (Level 2) by taking into consideration indicative prices obtained from a third-party financial institution that utilizes industry standard valuation models, including both income- and market-based approaches, for which all significant inputs are observable either directly or indirectly. These inputs include reported trades of and broker/dealer quotes on the same or similar securities; credit spreads; benchmark yields; foreign currency exchange rates, as applicable; and other observable inputs. As of December 31, 2013 and 2012, the aggregate fair values of our long-term debt were $33.5 billion and $29.9 billion, respectively, and the carrying values were $32.1 billion and $26.5 billion, respectively.
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
Cash flow hedges
We are exposed to possible changes in the values of certain anticipated foreign currency cash flows resulting from changes in foreign currency exchange rates, associated primarily with our euro-denominated international product sales. Increases and decreases in the cash flows associated with our international product sales due to movements in foreign currency exchange rates are offset partially by the corresponding increases and decreases in our international operating expenses resulting from these foreign currency exchange rate movements. To further reduce our exposure to foreign currency exchange rate fluctuations on our international product sales, we enter into foreign currency forward and option contracts to hedge a portion of our projected international product sales primarily over a three-year time horizon, with, at any given point in time, a higher percentage of nearer-term projected product sales being hedged than in successive periods. As of December 31, 2013, 2012 and 2011, we had open foreign currency forward contracts with notional amounts of $4.0 billion, $3.7 billion and $3.5 billion, respectively, and open foreign currency option contracts with notional amounts of $516 million, $200 million and $292 million, respectively. These foreign currency forward and option contracts, primarily euro based, have been designated as cash flow hedges, and accordingly, the effective portions of the unrealized gains and losses on these contracts are reported in AOCI and reclassified to earnings in the same periods during which the hedged transactions affect earnings.

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
The effective portion of the unrealized gain/(loss) recognized in other comprehensive income for our derivative instruments designated as cash flow hedges was as follows (in millions):

	Years ended December 31,
Derivatives in cash flow hedging relationships	2013	2012	2011
Foreign currency contracts	$(44)	$(63)	$(25)
Cross-currency swap contracts	132	85	(26)
Forward interest rate contracts	—	(7)	—
Total	$88	$15	$(51)
The location in the Consolidated Statements of Income and the effective portion of the gain/(loss) reclassified out of AOCI into earnings for our derivative instruments designated as cash flow hedges were as follows (in millions):

		Years ended December 31,
Derivatives in cash flow hedging relationships	Statements of Income location	2013	2012	2011
Foreign currency contracts	Product sales	$4	$74	$(108)
Cross-currency swap contracts	Interest and other income, net	82	61	(3)
Forward interest rate contracts	Interest expense, net	(1)	(1)	(1)
Total		$85	$134	$(112)
No portions of our cash flow hedge contracts are excluded from the assessment of hedge effectiveness, and the gains and losses of the ineffective portions of these hedging instruments were not material for the years ended December 31, 2013, 2012 and 2011. As of December 31, 2013, the amounts expected to be reclassified out of AOCI into earnings over the next 12 months are approximately $51 million of net losses on our foreign currency and cross-currency swap contracts and approximately $1 million of losses on forward interest rate contracts.
Fair value hedges
To achieve a desired mix of fixed and floating interest rates on our long-term debt, we enter into interest rate swap contracts, which qualified and are designated as fair value hedges. The terms of these interest rate swap contracts correspond to the related hedged debt instruments and effectively converted a fixed interest rate coupon to a floating LIBOR-based coupon over the lives of the respective notes. During the year ended December 31, 2013, we entered into interest rate swap contracts with an aggregate notional amount of $4.4 billion with respect to our 3.45% 2020 Notes, 4.10% 2021 Notes, 3.875% 2021 Notes and 3.625% 2022 Notes. The contracts have rates that range from three-month LIBOR plus 1.1% to three-month LIBOR plus 2.0%. In addition, we previously had interest rate swap contracts outstanding with an aggregate notional amount of $3.6 billion with respect to our 4.85% 2014 Notes, 5.85% 2017 Notes, 6.15% 2018 Notes and 5.70% 2019 Notes with rates that ranged from LIBOR 0.3% to LIBOR plus 2.6%. Due to historically low interest rates, in May 2012 we terminated all of these contracts resulting in the receipt of $397 million from the counterparties, which was included in Net cash provided by operating activities in the Consolidated Statements of Cash Flows. This amount is being recognized in Interest expense, net in the Consolidated Statements of Income over the remaining lives of the related debt issuances.
For derivative instruments that are designated and qualify as fair value hedges, the unrealized gain or loss on the derivative resulting from the change in fair value during the period as well as the offsetting unrealized loss or gain of the hedged item resulting from the change in fair value during the period attributable to the hedged risk is recognized in current earnings. During the year ended December 31, 2013, we included the unrealized gains on the hedged debt of $161 million in the same line item, Interest expense, net, in the Consolidated Statement of Income, as the offsetting unrealized losses of $161 million on the related interest rate swap agreements. During the years ended December 31, 2012 and 2011, we included the unrealized losses on the hedged debt of $20 million and $182 million, respectively, in the same line item, Interest expense, net, in the Consolidated Statements of Income, as the offsetting unrealized gains of $20 million and $182 million, respectively, on the related interest rate swap agreements.
Derivatives not designated as hedges
We enter into foreign currency forward contracts that are not designated as hedging transactions to reduce our exposure to foreign currency fluctuations of certain assets and liabilities denominated in foreign currencies. These exposures are hedged on a month-to-month basis. As of December 31, 2013, 2012 and 2011, the total notional amounts of these foreign currency forward contracts were $999 million, $629 million and $389 million, respectively.
The location in the Consolidated Statements of Income and the amount of gain/(loss) recognized in earnings for our derivative instruments not designated as hedging instruments were as follows (in millions):

		Years ended December 31,
Derivatives not designated as hedging instruments	Statements of Income location	2013	2012	2011
Foreign currency contracts	Interest and other income, net	$15	$19	$(1)

The fair values of derivatives included in the Consolidated Balance Sheets were as follows (in millions):

	Derivative assets		Derivative liabilities
December 31, 2013	Balance Sheet location	Fair value	Balance Sheet location	Fair value
Derivatives designated as hedging instruments:
Cross-currency swap contracts	Other current assets/ Other noncurrent assets	$193	Accrued liabilities/ Other noncurrent liabilities	$4
Foreign currency contracts	Other current assets/ Other noncurrent assets	53	Accrued liabilities/ Other noncurrent liabilities	104
Interest rate swap contracts	Other current assets/ Other noncurrent assets	—	Accrued liabilities/ Other noncurrent liabilities	161
Total derivatives designated as hedging instruments		246		269
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	—	Accrued liabilities	3
Total derivatives not designated as hedging instruments		—		3
Total derivatives		$246		$272
	Derivative assets		Derivative liabilities
December 31, 2012	Balance Sheet location	Fair value	Balance Sheet location	Fair value
Derivatives designated as hedging instruments:
Cross-currency swap contracts	Other current assets/ Other noncurrent assets	65	Accrued liabilities/ Other noncurrent liabilities	6
Foreign currency contracts	Other current assets/ Other noncurrent assets	45	Accrued liabilities/ Other noncurrent liabilities	58
Total derivatives designated as hedging instruments		110		64
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	1	Accrued liabilities	1
Total derivatives not designated as hedging instruments		1		1
Total derivatives		$111		$65
Our derivative contracts that were in liability positions as of December 31, 2013, contain certain credit-risk-related contingent provisions that would be triggered if: (i) we were to undergo a change in control and (ii) our or the surviving entity’s creditworthiness deteriorates, which is generally defined as having either a credit rating that is below investment grade or a materially weaker creditworthiness after the change in control. If these events were to occur, the counterparties would have the right, but not the obligation, to close the contracts under early-termination provisions. In such circumstances, the counterparties could request immediate settlement of these contracts for amounts that approximate the then current fair values of the contracts. In addition, our derivative contracts are not subject to any type of master netting arrangement, and amounts due to or from a counterparty under these contracts may only be offset against other amounts due to or from the same counterparty if an event of default or termination, as defined, were to occur.
The cash flow effects of our derivatives contracts for the three years ended December 31, 2013, are included within Net cash provided by operating activities in the Consolidated Statements of Cash Flows.

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
Our legal proceedings range from cases brought by a single plaintiff or defendant to class actions with thousands of putative class members. These legal proceedings, as well as other matters, involve various aspects of our business and a variety of claims (including but not limited to patent infringement, marketing, pricing and trade practices and securities law), some of which present novel factual allegations and/or unique legal theories. In each of the matters described in this filing, plaintiffs seek an award of a not-yet-quantified amount of damages or an amount that is not material. In addition, a number of the matters pending against us are at very early stages of the legal process (which in complex proceedings of the sort faced by us often extend for several years). As a result, none of the matters described in this filing have progressed sufficiently through discovery and/or development of important factual information and legal issues to enable us to estimate a range of possible loss, if any, or such amounts are not material. While it is not possible to accurately predict or determine the eventual outcomes of these items, an adverse determination in one or more of these items currently pending could have a material adverse effect on our consolidated results of operations, financial position or cash flows.
Certain of our legal proceedings and other matters are discussed below:
Sandoz Patent Litigation
On June 24, 2013, Sandoz, Inc. filed suit in the U.S. District Court for the Northern District of California against Amgen and Roche. Sandoz's complaint alleges that Sandoz has initiated a Phase III clinical study of an etanercept product in patients with moderate to severe chronic plaque-type psoriasis and it intends to seek FDA regulatory approval to market and sell etanercept in the United States upon completion of the clinical trial. Sandoz seeks a declaratory judgment of non-infringement, invalidity and unenforceability of U.S. Patent Nos. 8,063,182 and 8,163,522. These patents are owned by Roche, and Amgen holds an exclusive license to these patents. The '182 and '522 patents expire in November 2028 and April 2029, respectively. On defendants’ motion, the court entered judgment dismissing the case for lack of subject matter jurisdiction on November 19, 2013. On December 12, 2013, Sandoz appealed the dismissal to the U.S. Court of Appeals for the Federal Circuit.
Onyx Litigation
Between August 28, 2013 and September 16, 2013, nine plaintiffs filed purported class action lawsuits against Onyx, its directors, Amgen and Arena Acquisition Company (Arena), and unnamed “John Doe” defendants in connection with Amgen’s acquisition of Onyx. Seven of those purported class actions were brought in the Superior Court of the State of California for the County of San Mateo, captioned Lawrence I. Silverstein and Phil Rosen v. Onyx Pharmaceuticals, Inc., et al. (August 28, 2013) (“Silverstein”), Laura Robinson v. Onyx Pharmaceuticals, Inc., et al. (originally filed in the Superior Court for the County of San Francisco on August 28, 2013, and re-filed in the Superior Court for the County of San Mateo on August 29, 2013) (“Robinson”), John Solak v. Onyx Pharmaceuticals, Inc., et al. (August 30, 2013), Louisiana Municipal Police Employees’ Retirement System and Hubert Chow v. Onyx Pharmaceuticals, Inc., et al. (September 3, 2013) (“Louisiana Municipal”), Laurine Jonopulos v. Onyx Pharmaceuticals, Inc., et al. (September 4, 2013) (“Jonopulos”), Clifford G. Martin v. Onyx Pharmaceuticals, Inc., et al. (September 9, 2013) (“Martin”) and Merrill L. Magowan v. Onyx Pharmaceuticals, Inc. et al. (September 9, 2013) (“Magowan”). The eighth and ninth purported class actions were brought in the Court of Chancery of the State of Delaware, captioned Mark D. Smilow, IRA v. Onyx Pharmaceuticals Inc., et al. (August 29, 2013) and William L. Fitzpatric v. Onyx Pharmaceuticals, Inc., et al. (September 16, 2013) (“Fitzpatric”). On September 5, 2013, the plaintiff in the John Solak case filed a request for dismissal of the case without prejudice. On September 10, 2013, the plaintiff in the Mark D. Smilow, IRA case filed a notice and proposed order of voluntary dismissal of the case without prejudice. On September 10, 2013, plaintiffs in the Silverstein and Louisiana Municipal cases filed an amended complaint alleging substantially the same claims and seeking substantially the same relief as in their individual purported class action lawsuits. Each of the lawsuits alleges that the Onyx director defendants breached their fiduciary duties to Onyx shareholders, and that the other defendants aided and abetted such breaches, by seeking to sell Onyx through an allegedly unfair process and for an unfair price and on unfair terms. The Magowan and Fitzpatric complaints and the amended complaint filed in the Silverstein and Louisiana Municipal cases also alleged that the individual defendants breached their fiduciary duties with respect to the contents of the tender offer solicitation material. Each of the lawsuits sought, among other things, rescission of the merger agreement and attorneys’ fees and costs, and certain of the lawsuits sought other relief. The Silverstein, Robinson, Louisiana Municipal and Jonopulos cases were designated as “complex” and assigned to the Honorable Marie S. Weiner, who subsequently entered an order consolidating the Silverstein, Robinson, Louisiana Municipal, Jonopulos, Martin and Magowan cases (the Consolidated Cases). On October 31, 2013, the plaintiffs in the Consolidated Cases filed a consolidated class action complaint seeking certification of a class and alleging breach of fiduciary duties of loyalty and good faith against the Onyx directors and aiding and abetting breach of fiduciary duties against Onyx. The complaint sought certification of a class of all Onyx shareholders, damages (including pre- and post-judgment interest), attorneys’ fees and expenses plus other relief. The plaintiffs in the Consolidated Cases simultaneously filed a notice of dismissal without prejudice of Amgen and Arena. Onyx and the Onyx directors filed demurrers to the consolidated class action complaint on November 22, 2013. Following a January 3, 2014 hearing, on January 9, 2014, the court entered an order overruling the demurrer on the breach of fiduciary duty of loyalty and good faith against the Onyx directors and sustained the demurrer without leave to amend against Onyx.
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
A class certification hearing before the California Central District Court, was held on July 17, 2009, and on August 12, 2009, the California Central District Court granted plaintiffs' motion for class certification. On August 28, 2009, Amgen filed a petition for permission to appeal with the U.S. Court of Appeals for the Ninth Circuit (the Ninth Circuit Court) under Rule 23(f), regarding the Order on Class Certification and the Ninth Circuit Court granted Amgen's permission to appeal on December 11, 2009. On February 2, 2010, the California Central District Court granted Amgen's motion to stay the underlying action pending the outcome of the Ninth Circuit Court 23(f) appeal. On October 14, 2011, the appeal under Rule 23(f) was argued before the Ninth Circuit Court and on December 28, 2011, the Ninth Circuit Court denied the appeal. Amgen filed a petition for certiorari with the U.S. Supreme Court on March 3, 2012, and on June 11, 2012, the Court granted Amgen's petition. Oral argument occurred on November 5, 2012. On February 27, 2013, the U.S. Supreme Court affirmed the decision of the Ninth Circuit Court and remanded the case back to the California Central District Court for further proceedings. A revised July 28, 2015, trial date has been set by the California Central District Court.
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
An amended consolidated complaint was filed on March 13, 2008, adding Anthony Gringeri as a State Defendant and removing the causes of action for insider selling and misappropriation of information, violation of California Corporations Code Section 25402 and violation of California Corporations Code Section 25403. On July 14, 2008, the Superior Court dismissed without prejudice the consolidated state derivative class action. The judge also ordered a stay of any re-filing of an amended complaint until the federal court has determined in the In re Amgen Inc. Securities Litigation action whether any securities fraud occurred. On July 3, 2013, the parties filed a stipulation to permit the plaintiffs to file an amended complaint asserting additional grounds for the defendants' alleged breaches of fiduciary duty.
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
On August 10, 2009, the Harris, Ramos and Hanks matters were consolidated by the California Central District Court into one action captioned Harris, et. al. v. Amgen Inc. On October 13, 2009, the California Central District Court granted plaintiffs Harris' and Ramos' motion to be appointed interim co-lead counsel. Plaintiffs filed an amended complaint on November 11, 2009 and added two additional plaintiffs, Jorge Torres and Albert Cappa. Amgen filed a motion to dismiss the amended/consolidated complaint, and on March 2, 2010, the California Central District Court dismissed the entire lawsuit without prejudice. Plaintiffs filed an amended complaint on March 23, 2010. Amgen then filed another motion to dismiss on April 20, 2010. On June 16, 2010, the California Central District Court entered an order dismissing the entire lawsuit with prejudice. On June 24, 2010, the plaintiffs filed a notice of appeal with the Ninth Circuit Court. On June 4, 2013, the Ninth Circuit Court reversed the decision of the California Central District Court and remanded the case back to the California Central District Court for further proceedings. On June 18, 2013, Amgen petitioned the Ninth Circuit Court for rehearing and/or rehearing en banc. The Ninth Circuit Court issued an amended opinion and denied Amgen’s petition for rehearing and rehearing en banc on October 23, 2013. Amgen moved for a stay of the mandate which the Ninth Circuit Court granted on November 5, 2013. A petition for certiorari was filed with the U.S. Supreme Court on January 21, 2014.
Commitments
We lease certain facilities and equipment related primarily to administrative, R&D, sales and marketing activities under non-cancelable operating leases that expire through 2032. The following table summarizes the minimum future rental commitments under non-cancelable operating leases as of December 31, 2013 (in millions):

2014	$140
2015	125
2016	114
2017	95
2018	86
Thereafter	345
Total minimum operating lease commitments	$905
Included in the table above are future rental commitments for abandoned leases in the amount of $293 million. Rental expense on operating leases for the years ended December 31, 2013, 2012 and 2011, was $125 million, $117 million and $131 million, respectively.

19. Segment information
We operate in one business segment — human therapeutics. Therefore, results of our operations are reported on a consolidated basis for purposes of segment reporting, consistent with internal management reporting. Enterprise-wide disclosures about product sales; revenues and long-lived assets by geographic area; and revenues from major customers are presented below.
Revenues
Revenues were as follows for the years ended December 31, 2013, 2012 and 2011 (in millions):

	2013	2012	2011
Product sales:
Neulasta®	$4,392	$4,092	$3,952
NEUPOGEN®	1,398	1,260	1,260
ENBREL	4,551	4,236	3,701
Aranesp®	1,911	2,040	2,303
EPOGEN®	1,953	1,941	2,040
Sensipar®/Mimpara®	1,089	950	808
Vectibix®	389	359	322
Nplate®	427	368	297
XGEVA®	1,019	748	351
Prolia®	744	472	203
Kyprolis®	73	—	—
Other	246	173	58
Total product sales	18,192	16,639	15,295
Other revenues	484	626	287
Total revenues	$18,676	$17,265	$15,582
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
Certain geographic information with respect to revenues and long-lived assets (consisting of property, plant and equipment) was as follows (in millions):

	Years ended December 31,
	2013	2012	2011
Revenues:
United States	$14,480	$13,415	$11,985
Rest of the world (ROW)	4,196	3,850	3,597
Total revenues	$18,676	$17,265	$15,582

	December 31,
	2013	2012
Long-lived assets:
United States	$2,772	$2,906
Puerto Rico	1,822	1,908
ROW	755	512
Total long-lived assets	$5,349	$5,326
Major customers
In the United States, we sell primarily to pharmaceutical wholesale distributors. We utilize those wholesale distributors as the principal means of distributing our products to healthcare providers. In Europe, we sell principally to healthcare providers and/or pharmaceutical wholesale distributors depending on the distribution practice in each country. We monitor the financial condition of our larger customers, and we limit our credit exposure by setting credit limits and, for certain customers, may require letters of credit.
We had product sales to three customers each accounting for more than 10% of total revenues for the years ended December 31, 2013, 2012 and 2011. For 2013, on a combined basis, these customers accounted for 75% and 93% of worldwide gross revenues and U.S. gross product sales, respectively, as noted in the following table. Certain information with respect to these customers for the years ended December 31, 2013, 2012 and 2011, was as follows (dollar amounts in millions):

	2013	2012	2011
AmerisourceBergen Corporation:
Gross product sales	$8,527	$7,556	$7,574
% of total gross revenues	35%	34%	36%
% of U.S. gross product sales	44%	43%	45%
McKesson Corporation:
Gross product sales	$6,440	$5,898	$4,591
% of total gross revenues	27%	27%	22%
% of U.S. gross product sales	32%	32%	27%
Cardinal Health, Inc.:
Gross product sales	$3,209	$3,245	$3,021
% of total gross revenues	13%	15%	14%
% of U.S. gross product sales	17%	19%	18%
At December 31, 2013 and 2012, amounts due from these three customers each exceeded 10% of gross trade receivables and accounted for 63% and 61%, respectively, of net trade receivables on a combined basis. At December 31, 2013 and 2012, 35% and 36%, respectively, of trade receivables, net were due from customers located outside the United States, primarily in Europe. Our total allowance for doubtful accounts as of December 31, 2013 and 2012, was not material.

20. Quarterly financial data (unaudited)

	2013 Quarters ended
(In millions, except per share data)	December 31	September 30	June 30	March 31
Product sales	$4,799	$4,647	$4,595	$4,151
Gross profit from product sales	3,770	3,859	3,810	3,407
Net income	1,021	1,368	1,258	1,434
Earnings per share:
Basic	$1.35	$1.81	$1.67	$1.91
Diluted	$1.33	$1.79	$1.65	$1.88
	2012 Quarters ended
(In millions, except per share data)	December 31	September 30	June 30	March 31
Product sales	$4,337	$4,201	$4,200	$3,901
Gross profit from product sales(1)	3,415	3,426	3,448	3,151
Net income	788	1,107	1,266	1,184
Earnings per share:
Basic	$1.03	$1.44	$1.63	$1.50
Diluted	$1.01	$1.41	$1.61	$1.48

(1)
Includes the impact of prior-period amounts for amortization of certain acquired intangible assets that have been reclassified within Operating expenses in our Consolidated Statements of Income to conform to the current-period presentation.

SCHEDULE II
AMGEN INC.
VALUATION AND QUALIFYING ACCOUNTS
Years ended December 31, 2013, 2012 and 2011
(In millions)

Allowance for doubtful accounts	Balance at beginning of period	Additions charged to costs and expenses	Other additions	Deductions	Balance at end of period
Year ended December 31, 2013	$61	$5	$—	$7	$59
Year ended December 31, 2012	$54	$7	$—	$—	$61
Year ended December 31, 2011	$42	$17	$—	$5	$54