Form 10-Q
period 2014-03-31
AMGEN INC
filed 2014-04-30
CIK 318154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☑
As of April 22, 2014, the registrant had 757,021,648 shares of common stock, $0.0001 par value, outstanding.

AMGEN INC.

i

PART I — FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
AMGEN INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share data)
(Unaudited)

	Three months ended
	March 31,
	2014	2013
Revenues:
Product sales	$4,356	$4,151
Other revenues	165	87
Total revenues	4,521	4,238

Operating expenses:
Cost of sales	1,090	744
Research and development	1,027	878
Selling, general and administrative	1,023	1,158
Other	17	16
Total operating expenses	3,157	2,796

Operating income	1,364	1,442

Interest expense, net	259	263
Interest and other income, net	99	164

Income before income taxes	1,204	1,343

Provision (benefit) for income taxes	131	(91)

Net income	$1,073	$1,434

Earnings per share:
Basic	$1.42	$1.91
Diluted	$1.40	$1.88

Shares used in calculation of earnings per share:
Basic	757	751
Diluted	768	764

Dividends paid per share	$0.61	$0.47

See accompanying notes.

AMGEN INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three months ended
	March 31,
	2014	2013
Net income	$1,073	$1,434
Other comprehensive income (loss), net of reclassification adjustments and taxes:
Foreign currency translation losses	(8)	(23)
Effective portion of cash flow hedges	2	75
Net unrealized gains (losses) on available-for-sale securities	40	(62)
Other	1	1
Other comprehensive income (loss), net of tax	35	(9)
Comprehensive income	$1,108	$1,425

See accompanying notes.

AMGEN INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share data)
(Unaudited)

	March 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$3,687	$3,805
Marketable securities	16,115	15,596
Trade receivables, net	2,514	2,697
Inventories	2,966	3,019
Other current assets	3,020	2,250
Total current assets	28,302	27,367

Property, plant and equipment, net	5,365	5,349
Intangible assets, net	13,566	13,262
Goodwill	14,832	14,968
Restricted investments	3,414	3,412
Other assets	1,525	1,767
Total assets	$67,004	$66,125

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$949	$787
Accrued liabilities	4,749	4,655
Current portion of long-term debt	2,505	2,505
Total current liabilities	8,203	7,947

Long-term debt	29,519	29,623
Other noncurrent liabilities	6,541	6,459

Contingencies and commitments

Stockholders’ equity:
Common stock and additional paid-in capital; $0.0001 par value; 2,750.0 shares authorized; outstanding - 756.9 shares in 2014 and 754.6 shares in 2013	29,890	29,891
Accumulated deficit	(7,023)	(7,634)
Accumulated other comprehensive loss	(126)	(161)
Total stockholders’ equity	22,741	22,096
Total liabilities and stockholders’ equity	$67,004	$66,125

See accompanying notes.

AMGEN INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three months ended
	March 31,
	2014	2013
Cash flows from operating activities:
Net income	$1,073	$1,434
Depreciation and amortization	518	277
Stock-based compensation expense	87	92
Other items, net	(8)	(38)
Changes in operating assets and liabilities, net of acquisitions:
Trade receivables, net	180	19
Inventories	(3)	(12)
Other assets	(181)	(10)
Accounts payable	92	35
Accrued income taxes	(48)	(406)
Other liabilities	(568)	(342)
Net cash provided by operating activities	1,142	1,049
Cash flows from investing activities:
Purchases of property, plant and equipment	(172)	(158)
Cash paid for acquisitions, net of cash acquired	(104)	—
Purchases of marketable securities	(2,884)	(6,964)
Proceeds from sales of marketable securities	1,811	6,013
Proceeds from maturities of marketable securities	957	2,924
Restriction of investments	(329)	—
Other	(44)	(6)
Net cash (used in) provided by investing activities	(765)	1,809
Cash flows from financing activities:
Repayment of debt	(125)	(2,500)
Repurchases of common stock	—	(832)
Dividends paid	(460)	(353)
Net proceeds from issuance of common stock in connection with the Company’s equity award programs	38	93
Other	52	7
Net cash used in financing activities	(495)	(3,585)
Decrease in cash and cash equivalents	(118)	(727)
Cash and cash equivalents at beginning of period	3,805	3,257
Cash and cash equivalents at end of period	$3,687	$2,530

See accompanying notes.

AMGEN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

1. Summary of significant accounting policies
Business
Amgen Inc. (including its subsidiaries, referred to as “Amgen,” “the Company,” “we,” “our” or “us”) is a global biotechnology pioneer that discovers, develops, manufactures and delivers innovative human therapeutics. We operate in one business segment: human therapeutics.
Basis of presentation
The financial information for the three months ended March 31, 2014 and 2013, is unaudited but includes all adjustments (consisting of only normal recurring adjustments, unless otherwise indicated), which Amgen considers necessary for a fair presentation of its condensed consolidated results of operations for those periods. Interim results are not necessarily indicative of results for the full fiscal year.
The condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and the notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2013.
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
Property, plant and equipment, net
Property, plant and equipment is recorded at historical cost, net of accumulated depreciation and amortization of $7.1 billion and $6.9 billion as of March 31, 2014, and December 31, 2013, respectively.
Restricted investments
We have restricted investments on our Condensed Consolidated Balance Sheets that are owned by ATL Holdings Limited (ATL Holdings), a wholly-owned subsidiary. ATL Holdings is an entity distinct from the Company and its other subsidiaries, with separate assets and liabilities. Because certain third parties own Class A preferred shares of ATL Holdings, this entity is required to hold restricted investments, which were composed of interest-bearing securities, cash and related interest receivable as of March 31, 2014 and December 31, 2013.
2. Business combinations
Onyx Pharmaceuticals
On October 1, 2013, we acquired all of the outstanding stock of Onyx Pharmaceuticals, Inc. (Onyx), a global biopharmaceutical company engaged in the development and commercialization of innovative therapies for improving the lives of people afflicted with cancer. Onyx has a multiple myeloma franchise, with Kyprolis® (carfilzomib) for Injection already approved in the United States, and with oprozomib being evaluated in clinical trials for patients with hematologic malignancies. In addition, Onyx has three partnered oncology assets: Nexavar® (sorafenib) tablets (an Onyx and Bayer compound), Stivarga® (regorafenib) tablets (a Bayer compound), and palbociclib (a Pfizer, Inc. compound). This transaction, which was accounted for as a business combination, provides us with an opportunity to expand our oncology franchise. Onyx’s operations have been included in our condensed consolidated financial statements commencing on the acquisition date.

The aggregate consideration to acquire Onyx was paid in cash and consisted of (in millions):

Total consideration transferred	$9,517
Compensation expense	197
Total cash paid	$9,714

The $9,517 million cash payment consisted of a $9,186 million cash payment to the outstanding common stockholders and a $331 million cash payment to the Onyx equity award holders for services rendered prior to October 1, 2013 under the Onyx equity award plans. The remaining $197 million of cash, which related to the accelerated vesting of the remaining Onyx equity awards, was recognized as compensation expense during the three months ended December 31, 2013. This amount was included primarily in Selling, general and administrative (SG&A) expense in the Consolidated Statement of Income.
The consideration to acquire Onyx was allocated preliminarily to the acquisition date fair values of assets acquired and liabilities assumed as follows (in millions):

Cash and cash equivalents	$319
Marketable securities	337
Inventories	170
Indefinite-lived intangible assets - In-process research and development (IPR&D)	1,170
Finite-lived intangible assets - Developed product technology rights	6,190
Finite-lived intangible assets - Licensing rights	2,792
Goodwill	2,393
Convertible debt	(742)
Assumed contingent consideration	(261)
Deferred income taxes, net	(2,993)
Other assets (liabilities), net	142
Total consideration	$9,517

Onyx’s preliminary goodwill at December 31, 2013 has been revised. Goodwill was reduced by $133 million due primarily to revisions which increased the acquisition date fair values of developed product technology rights by $280 million and deferred income taxes by $75 million, and decreased inventory by $80 million. The adjustments did not have a material effect on our current or prior period financial statements.
The developed product technology rights acquired relate to Kyprolis® which is approved in the United States. This product technology is being amortized on a straight-line basis over the estimated useful life of 12 years.
Licensing rights acquired represent the aggregate estimated fair values of receiving future milestone, royalty and/or profit sharing payments associated with various contract agreements that were entered into by Onyx prior to the acquisition. The weighted-average useful life of these finite-lived intangible assets is ten years, and they are being amortized primarily on a straight-line basis.
Our accounting for this acquisition is preliminary. The fair value estimates for the assets acquired and liabilities assumed were based upon preliminary calculations and valuations, and our estimates and assumptions are subject to change as we obtain additional information for our estimates during the measurement period (up to one year from the acquisition date). The primary areas of those preliminary estimates that are not yet finalized relate to certain identifiable intangible assets and tax related items.
Filgrastim and pegfilgrastim rights acquisition
In October 2013, we entered into an agreement to acquire the licenses to filgrastim and pegfilgrastim effective January 1, 2014 (acquisition date), that were held by F. Hoffmann-La Roche Ltd. (Roche) in approximately 100 markets in Eastern Europe, Latin America, Asia, the Middle East and Africa, (Product Rights), and to settle our preexisting relationship related to the Product Rights for total consideration of $497 million. The acquisition of the Product Rights was accounted for as a business combination as the acquired rights and processes are capable of producing an immediate return to us, and the settlement of the preexisting relationship was accounted for separately from the business combination.

This transaction provides us with an opportunity to expand our geographic presence and reach more patients in more countries that could benefit from our therapies. The operations of the acquired set of activities have been included in our financial statements commencing on the acquisition date. Pro forma results of operations for this acquisition have not been presented because this acquisition is not material to our consolidated results of operations.
The aggregate consideration transferred consisted of (in millions):

Total consideration transferred or to be transferred	$497
Settlement of preexisting relationship at fair value	(99)
Total consideration transferred to acquire the Product Rights	$398
The settlement of the preexisting relationship relates to a supply contract between Amgen and Roche that was terminated as a result of the acquisition of the Product Rights. The fair value of the contract of $99 million was recognized in Cost of sales in the Condensed Consolidated Statement of Income for the three months ended March 31, 2014.
The consideration to acquire the Product Rights was allocated to the acquisition date fair values of assets acquired as follows (in millions):

Finite-lived intangible assets - Marketing-related rights	$363
Finite-lived intangible assets - Developed product technology rights	11
Goodwill	3
Other assets	21
Total consideration	$398
The marketing-related and developed product technology rights acquired relate to the Product Rights and are being amortized on a straight-line basis over their estimated useful lives of five years and three and one-half years, respectively.
Our accounting for this acquisition is preliminary. The fair value estimates for the assets acquired and liabilities incurred were based upon preliminary calculations and valuations, and our estimates and assumptions are subject to change as we obtain additional information for our estimates during the measurement period (up to one year from the acquisition date). The primary areas of those preliminary estimates that are not yet finalized relate to certain tangible assets and liabilities incurred, and identifiable intangible assets.
3. Income taxes
The effective tax rate for the three months ended March 31, 2014 was 10.9% compared with (6.8)% for the corresponding period of the prior year. The effective rates are different from the federal statutory rates primarily as a result of indefinitely invested earnings of our foreign operations. We do not provide for U.S. income taxes on undistributed earnings of our foreign operations that are intended to be invested indefinitely outside of the United States. The effective tax rate for the three months ended March 31, 2014, increased due primarily to two significant events that occurred during the three months ended March 31, 2013. First, we settled our federal income tax examination for the years ended December 31, 2007, 2008 and 2009, in which we agreed to certain adjustments and remeasured our unrecognized tax benefits (UTBs) accordingly. Second, the American Taxpayer Relief Act of 2012, enacted during the first quarter of 2013, reinstated the federal research and development (R&D) tax credit for 2012 and 2013. Therefore, our effective tax rate for the three months ended March 31, 2013, included a benefit for the full-year 2012 federal R&D tax credit, recorded as a discrete item in the first quarter of 2013. The federal R&D tax credit expired as of December 31, 2013 and was not reinstated as of March 31, 2014. Therefore, our effective tax rate for the three months ended March 31, 2014, does not include a benefit for the federal R&D tax credit. In addition, the effective tax rates for both periods were reduced by foreign tax credits associated with the Puerto Rico excise tax described below.
Puerto Rico imposes an excise tax on the gross intercompany purchase price of goods and services from our manufacturing subsidiary in Puerto Rico. The rate was 2.75% in the first half of 2013 and 4.0% effective July 1, 2013 through December 31, 2017. We account for the excise tax as a manufacturing cost that is capitalized in inventory and expensed in cost of sales when the related products are sold. For U.S. income tax purposes, the excise tax results in foreign tax credits that are generally recognized in our provision for income taxes when the excise tax is incurred. Excluding the impact of the Puerto Rico excise tax, our effective tax rates for the three months ended March 31, 2014, would have been 15.4%, compared with (0.8)% for the corresponding period of the prior year.
One or more of our legal entities file income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and certain foreign jurisdictions. Our income tax returns are routinely audited by the tax authorities in those jurisdictions. Significant disputes may arise with these tax authorities involving issues of the timing and amount of income and deductions, the use of tax credits and allocations of income among various tax jurisdictions because of differing interpretations of tax laws and regulations. We are no longer subject to U.S. federal income tax examinations for years ending on or before December 31, 2009, or to California state income tax examinations for years ending on or before December 31, 2005.
During the three months ended March 31, 2014, the gross amount of our UTBs increased by approximately $65 million as a result of tax positions taken during the current year. Substantially all of the UTBs as of March 31, 2014, if recognized, would affect our effective tax rate. As of March 31, 2014, we believe it is reasonably possible that our gross liabilities for UTBs may decrease by approximately $70 million within the succeeding 12 months due to the resolution of state audits.
4. Earnings per share
The computation of basic earnings per share (EPS) is based on the weighted-average number of our common shares outstanding. The computation of diluted EPS is based on the weighted-average number of our common shares outstanding and dilutive potential common shares, which include principally shares that may be issued under our stock option awards and restricted stock and performance unit awards, determined using the treasury stock method (collectively “dilutive securities”).
The computation for basic and diluted EPS was as follows (in millions, except per share data):

	Three months ended
	March 31,
	2014	2013
Income (Numerator):
Net income for basic and diluted EPS	$1,073	$1,434

Shares (Denominator):
Weighted-average shares for basic EPS	757	751
Effect of dilutive securities	11	13
Weighted-average shares for diluted EPS	768	764

Basic EPS	$1.42	$1.91
Diluted EPS	$1.40	$1.88
For the three months ended March 31, 2014 and 2013, the number of anti-dilutive employee stock-based awards excluded from the computation of diluted EPS was not significant.

5. Available-for-sale investments
The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair values of available-for-sale investments by type of security were as follows (in millions):

Type of security as of March 31, 2014	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
U.S. Treasury securities	$4,802	$4	$(7)	$4,799
Other government-related debt securities:
U.S.	1,005	—	(6)	999
Foreign and other	1,547	18	(23)	1,542
Corporate debt securities:
Financial	3,700	29	(10)	3,719
Industrial	3,739	42	(11)	3,770
Other	410	4	(1)	413
Residential mortgage-backed securities	1,449	3	(16)	1,436
Other mortgage- and asset-backed securities	1,519	—	(48)	1,471
Money market mutual funds	3,434	—	—	3,434
Other short-term interest-bearing securities	1,306	—	—	1,306
Total interest-bearing securities	22,911	100	(122)	22,889
Equity securities	91	17	—	108
Total available-for-sale investments	$23,002	$117	$(122)	$22,997

Type of security as of December 31, 2013	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
U.S. Treasury securities	$4,737	$2	$(9)	$4,730
Other government-related debt securities:
U.S.	1,087	—	(8)	1,079
Foreign and other	1,574	13	(41)	1,546
Corporate debt securities:
Financial	3,667	28	(19)	3,676
Industrial	3,745	36	(21)	3,760
Other	388	4	(2)	390
Residential mortgage-backed securities	1,478	3	(21)	1,460
Other mortgage- and asset-backed securities	1,555	1	(45)	1,511
Money market mutual funds	3,366	—	—	3,366
Other short-term interest-bearing securities	750	—	—	750
Total interest-bearing securities	22,347	87	(166)	22,268
Equity securities	85	10	—	95
Total available-for-sale investments	$22,432	$97	$(166)	$22,363

The fair values of available-for-sale investments by classification in the Condensed Consolidated Balance Sheets were as follows (in millions):

Classification in the Condensed Consolidated Balance Sheets	March 31, 2014	December 31, 2013
Cash and cash equivalents	$3,366	$3,266
Marketable securities	16,115	15,596
Other assets — noncurrent	108	95
Restricted investments	3,408	3,406
Total available-for-sale investments	$22,997	$22,363
Cash and cash equivalents in the table above excludes cash of $321 million and $539 million as of March 31, 2014, and December 31, 2013, respectively. Restricted investments in the table above excludes $6 million of interest receivable as of both March 31, 2014 and December 31, 2013.
The fair values of available-for-sale interest-bearing security investments by contractual maturity, except for mortgage- and asset- backed securities that do not have a single maturity date, were as follows (in millions):

Contractual maturity	March 31, 2014	December 31, 2013
Maturing in one year or less	$7,107	$6,799
Maturing after one year through three years	5,261	4,785
Maturing after three years through five years	5,947	6,057
Maturing after five years through ten years	1,667	1,656
Mortgage- and asset-backed securities	2,907	2,971
Total interest-bearing securities	$22,889	$22,268
For the three months ended March 31, 2014 and 2013, realized gains totaled $28 million and $85 million, respectively, and realized losses totaled $26 million and $18 million, respectively. The cost of securities sold is based on the specific identification method. Most of our available-for-sale investments that were in an unrealized loss position, which totaled $122 million as of March 31, 2014, have been in a continuous unrealized loss position for less than 12 months. These investments had an aggregate fair value of $8.9 billion as of March 31, 2014.
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
We review our available-for-sale investments for other-than-temporary declines in fair value below our cost basis each quarter and whenever events or changes in circumstances indicate that the cost basis of an asset may not be recoverable. This evaluation is based on a number of factors, including the length of time and the extent to which the fair value has been below our cost basis and adverse conditions related specifically to the security, including any changes to the credit rating of the security. As of March 31, 2014, and December 31, 2013, we believe the cost bases for our available-for-sale investments were recoverable in all material respects.
6. Inventories
Inventories consisted of the following (in millions):

	March 31, 2014	December 31, 2013
Raw materials	$212	$217
Work in process	1,885	2,064
Finished goods	869	738
Total inventories	$2,966	$3,019

7. Goodwill and other intangible assets
Goodwill
The changes in the carrying amounts of goodwill were as follows (in millions):

	Three months ended March 31,
	2014	2013
Beginning balance	$14,968	$12,662
Goodwill related to acquisitions of businesses(1)	(130)	(48)
Currency translation adjustments	(6)	(10)
Ending balance	$14,832	$12,604

(1)
Composed primarily of adjustments to goodwill resulting from changes to the acquisition date fair values of net assets acquired in business combinations recorded during their respective measurement periods.

Identifiable intangible assets
Identifiable intangible assets consisted of the following (in millions):

	March 31, 2014			December 31, 2013
	Gross carrying amount	Accumulated amortization	Intangible assets, net	Gross carrying amount	Accumulated amortization	Intangible assets, net
Finite-lived intangible assets:
Developed product technology rights	$10,421	$(3,553)	$6,868	$10,130	$(3,347)	$6,783
Licensing rights	3,241	(463)	2,778	3,241	(366)	2,875
R&D technology rights	1,210	(518)	692	1,207	(496)	711
Marketing-related rights	972	(398)	574	619	(366)	253
Total finite-lived intangible assets	15,844	(4,932)	10,912	15,197	(4,575)	10,622
Indefinite-lived intangible assets:
IPR&D	2,654	—	2,654	2,640	—	2,640
Total identifiable intangible assets	$18,498	$(4,932)	$13,566	$17,837	$(4,575)	$13,262
Developed product technology rights consist of rights related to marketed products acquired in business combinations. Licensing rights are composed primarily of intangible assets acquired as part of the acquisition of Onyx, capitalized payments to third parties for milestones related to regulatory approvals to commercialize products and up-front payments associated with royalty obligations for marketed products. R&D technology rights consist of technology used in R&D with alternative future uses. Marketing-related intangible assets are composed primarily of rights related to the sale and distribution of marketed products. For information related to the acquisition of certain of these intangible assets, see Note 2, Business combinations.
IPR&D consists of R&D projects acquired in a business combination which are not complete due to remaining technological risks and/or lack of receipt of the required regulatory approvals. These projects include Kyprolis®, a treatment for multiple myeloma being developed for use outside the United States (excluding Japan) acquired in the Onyx transaction (see Note 2, Business combinations); velcalcetide, a treatment for secondary hyperparathyroidism in patients with chronic kidney disease who are on dialysis; blinatumomab, a treatment for acute lymphoblastic leukemia (ALL), and talimogene laherparepvec, a treatment for melanoma.
For all IPR&D projects, there are major risks and uncertainties associated with the timely and successful completion of development and commercialization of these product candidates, including our ability to confirm their safety and efficacy based on data from clinical trials, our ability to obtain necessary regulatory approvals and our ability to successfully complete these tasks within budgeted costs. We are not able to market a human therapeutic without obtaining regulatory approvals, and such approvals require completing clinical trials that demonstrate a product candidate is safe and effective. In addition, the availability and extent of coverage and reimbursement from third-party payers, including government healthcare programs and private insurance plans, impact the revenues a product can generate. Consequently, the eventual realized value, if any, of these acquired IPR&D projects may vary from their estimated fair values.

During the three months ended March 31, 2014 and 2013, we recognized amortization charges associated with our finite-lived intangible assets of $357 million and $117 million, respectively. The total estimated amortization charges for our finite-lived intangible assets for the nine months ended December 31, 2014, and the years ended December 31, 2015, 2016, 2017, 2018 and 2019, are $951 million, $1.3 billion, $1.3 billion, $1.1 billion, $967 million and $894 million, respectively.
8. Financing arrangements
The carrying values and the fixed contractual coupon rates, as applicable, of our long-term borrowings were as follows (in millions):

	March 31, 2014	December 31, 2013
1.875% notes due 2014 (1.875% 2014 Notes)	$1,000	$1,000
4.85% notes due 2014 (4.85% 2014 Notes)	1,000	1,000
2.30% notes due 2016 (2.30% 2016 Notes)	749	749
2.50% notes due 2016 (2.50% 2016 Notes)	999	999
2.125% notes due 2017 (2.125% 2017 Notes)	1,249	1,248
5.85% notes due 2017 (5.85% 2017 Notes)	1,099	1,099
6.15% notes due 2018 (6.15% 2018 Notes)	500	500
Master Repurchase Agreement obligation due 2018	3,100	3,100
Term Loan due 2018	4,750	4,875
4.375% euro-denominated notes due 2018 (4.375% 2018 euro Notes)	757	751
5.70% notes due 2019 (5.70% 2019 Notes)	999	999
2.125% euro-denominated notes due 2019 (2.125% 2019 euro Notes)	927	925
4.50% notes due 2020 (4.50% 2020 Notes)	300	300
3.45% notes due 2020 (3.45% 2020 Notes)	898	898
4.10% notes due 2021 (4.10% 2021 Notes)	998	998
3.875% notes due 2021 (3.875% 2021 Notes)	1,746	1,746
3.625% notes due 2022 (3.625% 2022 Notes)	747	747
5.50% pound-sterling-denominated notes due 2026 (5.50% 2026 pound sterling Notes)	786	781
4.00% pound-sterling-denominated notes due 2029 (4.00% 2029 pound sterling Notes)	1,151	1,144
6.375% notes due 2037 (6.375% 2037 Notes)	899	899
6.90% notes due 2038 (6.90% 2038 Notes)	499	499
6.40% notes due 2039 (6.40% 2039 Notes)	996	996
5.75% notes due 2040 (5.75% 2040 Notes)	697	697
4.95% notes due 2041 (4.95% 2041 Notes)	596	596
5.15% notes due 2041 (5.15% 2041 Notes)	2,233	2,233
5.65% notes due 2042 (5.65% 2042 Notes)	1,244	1,244
5.375% notes due 2043 (5.375% 2043 Notes)	1,000	1,000
Other notes	105	105
Total debt	32,024	32,128
Less current portion	(2,505)	(2,505)
Total noncurrent debt	$29,519	$29,623
Debt repayments
During the three months ended March 31, 2014, we repaid $125 million of principal on our Term Loan Credit Facility.

9. Stockholders’ equity
Stock repurchase program
We had no repurchases under our stock repurchase program during the three months ended March 31, 2014. As of March 31, 2014, $1.6 billion remained available under our Board of Directors-approved stock repurchase program.
Dividends
On December 13, 2013, the Board of Directors declared a quarterly cash dividend of $0.61 per share of common stock, which was paid on March 7, 2014. On March 5, 2014, the Board of Directors declared a quarterly cash dividend of $0.61 per share of common stock, which will be paid on June 6, 2014, to all stockholders of record as of the close of business on May 15, 2014.
Accumulated other comprehensive income
The components of accumulated other comprehensive income (AOCI) were as follows (in millions):

	Foreign currency translation	Cash flow hedges	Available-for-sale securities	Other	AOCI
Balance as of December 31, 2013	$(68)	$(33)	$(43)	$(17)	$(161)
Foreign currency translation adjustments	(12)	—	—	—	(12)
Unrealized gains	—	17	66	1	84
Reclassification adjustments to income	—	(14)	(2)	—	(16)
Income taxes	4	(1)	(24)	—	(21)
Balance as of March 31, 2014	$(76)	$(31)	$(3)	$(16)	$(126)
The reclassifications out of AOCI to Net income were as follows (in millions):

	Amounts reclassified out of AOCI
	March 31,
Components of AOCI	2014	2013	Line item affected in the Statements of Income
Cash flow hedges:
Foreign currency contract losses	$—	$(4)	Product sales
Cross-currency swap contract gains (losses)	14	(140)	Interest and other income, net
	14	(144)	Total before income tax
	(5)	53	Tax (expense)/benefit
	$9	$(91)	Net of taxes
Available-for-sale securities:
Net realized gains	$2	$67	Interest and other income, net
	(1)	(25)	Tax expense
	$1	$42	Net of taxes

10. Fair value measurement
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
The fair value of each major class of the Company’s financial assets and liabilities measured at fair value on a recurring basis was as follows (in millions):

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Fair value measurement
as of March 31, 2014, using:				Total
Assets:
Available-for-sale investments:
U.S. Treasury securities	$4,799	$—	$—	$4,799
Other government-related debt securities:
U.S.	—	999	—	999
Foreign and other	—	1,542	—	1,542
Corporate debt securities:
Financial	—	3,719	—	3,719
Industrial	—	3,770	—	3,770
Other	—	413	—	413
Residential mortgage-backed securities	—	1,436	—	1,436
Other mortgage- and asset-backed securities	—	1,471	—	1,471
Money market mutual funds	3,434	—	—	3,434
Other short-term interest-bearing securities	—	1,306	—	1,306
Equity securities	108	—	—	108
Derivatives:
Foreign currency contracts	—	62	—	62
Cross-currency swap contracts	—	195	—	195
Interest rate swap contracts	—	4	—	4
Total assets	$8,341	$14,917	$—	$23,258

Liabilities:
Derivatives:
Foreign currency contracts	$—	$101	$—	$101
Cross-currency swap contracts	—	2	—	2
Interest rate swap contracts	—	103	—	103
Contingent consideration obligations in connection with business combinations	—	—	596	596
Total liabilities	$—	$206	$596	$802

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Fair value measurement
as of December 31, 2013, using:				Total
Assets:
Available-for-sale investments:
U.S. Treasury securities	$4,730	$—	$—	$4,730
Other government-related debt securities:
U.S.	—	1,079	—	1,079
Foreign and other	—	1,546	—	1,546
Corporate debt securities:
Financial	—	3,676	—	3,676
Industrial	—	3,760	—	3,760
Other	—	390	—	390
Residential mortgage-backed securities	—	1,460	—	1,460
Other mortgage- and asset-backed securities	—	1,511	—	1,511
Money market mutual funds	3,366	—	—	3,366
Other short-term interest-bearing securities	—	750	—	750
Equity securities	95	—	—	95
Derivatives:
Foreign currency contracts	—	53	—	53
Cross-currency swap contracts	—	193	—	193
Total assets	$8,191	$14,418	$—	$22,609

Liabilities:
Derivatives:
Foreign currency contracts	$—	$107	$—	$107
Cross-currency swap contracts	—	4	—	4
Interest rate swap contracts	—	161	—	161
Contingent consideration obligations in connection with business combinations	—	—	595	595
Total liabilities	$—	$272	$595	$867
The fair values of our U.S. Treasury securities, money market mutual funds and equity securities are based on quoted market prices in active markets with no valuation adjustment.
Most of our other government-related and corporate debt securities are investment grade with maturity dates of five years or less from the balance sheet date. Our other government-related debt securities portfolio is composed of securities with weighted-average credit ratings of A by Standard & Poor's Financial Services LLC (S&P), A+ by Moody's Investor Service, Inc. (Moody's) or Fitch, Inc. (Fitch); and our corporate debt securities portfolio has a weighted-average credit rating of A- by S&P, BBB+ by Moody's, and A by Fitch. We estimate the fair values of these securities by taking into consideration valuations obtained from third-party pricing services. The pricing services utilize industry standard valuation models, including both income- and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities; issuer credit spreads; benchmark securities; and other observable inputs.
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

All of our foreign currency forward and option derivatives contracts have maturities of three years or less and all are with counterparties that have minimum credit ratings of A- or equivalent by S&P, Moody’s or Fitch. We estimated the fair values of these contracts by taking into consideration valuations obtained from a third-party valuation service that utilizes an income-based industry standard valuation model for which all significant inputs are observable, either directly or indirectly. These inputs include foreign currency rates, London Interbank Offered Rates (LIBOR) cash and swap rates and obligor credit default swap rates. In addition, inputs for our foreign currency option contracts also include implied volatility measures. These inputs, where applicable, are at commonly quoted intervals. See Note 11, Derivative instruments.
Our cross-currency swap contracts are with counterparties that have minimum credit ratings of A- or equivalent by S&P, Moody’s or Fitch. We estimated the fair values of these contracts by taking into consideration valuations obtained from a third-party valuation service that utilizes an income-based industry standard valuation model for which all significant inputs are observable either directly or indirectly. These inputs include foreign currency exchange rates, LIBOR, swap rates, obligor credit default swap rates and cross-currency basis swap spreads. See Note 11, Derivative instruments.
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
Contingent consideration obligations
We have incurred contingent consideration obligations as the result of our acquisition of a business and upon the assumption of contingent consideration obligations incurred by an acquired company discussed below. These contingent consideration obligations are recorded at their estimated fair values, and we revalue these obligations each reporting period until the related contingencies are resolved. Changes in fair values of contingent consideration obligations are recognized in Other operating expenses in the Condensed Consolidated Statements of Income.
The changes in carrying amounts of contingent consideration obligations were as follows (in millions):

	Three months ended March 31,
	2014	2013
Beginning balance	$595	$221
Net changes in valuation	1	1
Ending balance	$596	$222
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
We estimate the fair values of the obligations to the former shareholders of BioVex by using a combination of probability-adjusted discounted cash flows, option pricing techniques and a simulation model of expected annual sales. Quarterly, management in our R&D and commercial sales organizations review key assumptions used in the fair value measurements of these obligations. In April 2014, we announced top-line results from the primary overall survival (OS) analysis of a phase 3 trial in melanoma. We are currently reviewing the results from this study with clinicians, regulators and payers to determine the best course forward. However, during the quarter ended March 31, 2014, there were no significant changes in underlying key assumptions, and there was no change in the estimated aggregate fair value of these contingent consideration obligations of $334 million.
We assumed contingent consideration obligations of $261 million upon the acquisition of Onyx arising from Onyx's 2009 acquisition of Proteolix, Inc. As of March 31, 2014, there are two separate milestone payments of $150 million each which would be triggered if Kyprolis® receives specified marketing approvals for relapsed multiple myeloma on or before March 31, 2016, by each of the FDA and the European Medicines Agency. The fair value measurements of these obligations are based on significant unobservable inputs, including the estimated probabilities and timing of achieving the related regulatory approvals, which are reviewed quarterly. Significant changes which increase or decrease the probabilities of receiving regulatory approvals or shorten or lengthen the time required to achieve such approvals would result in corresponding increases or decreases in the fair values of these obligations. We estimate the fair values of contingent obligations to the former shareholders of Proteolix, Inc. by using probability-adjusted discounted cash flows. The estimated aggregate fair value of the contingent consideration obligations increased by $1 million during the three months ended March 31, 2014.
There have been no transfers of assets or liabilities between the fair value measurement levels, and there were no material remeasurements to fair value during the three months ended March 31, 2014 and 2013, of assets and liabilities that are not measured at fair value on a recurring basis.
Summary of the fair value of other financial instruments
Cash equivalents
The estimated fair values of cash equivalents approximate their carrying values due to the short-term nature of these financial instruments.
Borrowings
We estimated the fair value of our long-term debt (Level 2) by taking into consideration indicative prices obtained from a third-party financial institution that utilizes industry standard valuation models, including both income- and market-based approaches, for which all significant inputs are observable either directly or indirectly. These inputs include reported trades of and broker/dealer quotes on the same or similar securities; credit spreads; benchmark yields; foreign currency exchange rates, as applicable; and other observable inputs. As of March 31, 2014, and December 31, 2013, the aggregate fair values of our long-term debt were $33.8 billion and $33.5 billion, respectively, and the carrying values were $32.0 billion and $32.1 billion, respectively.
11. Derivative instruments
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
Cash flow hedges
We are exposed to possible changes in the values of certain anticipated foreign currency cash flows resulting from changes in foreign currency exchange rates, associated primarily with our euro-denominated international product sales. Increases and decreases in the cash flows associated with our international product sales due to movements in foreign currency exchange rates are offset partially by the corresponding increases and decreases in our international operating expenses resulting from these foreign currency exchange rate movements. To further reduce our exposure to foreign currency exchange rate fluctuations on our international product sales, we enter into foreign currency forward and option contracts to hedge a portion of our projected international product sales primarily over a three-year time horizon, with, at any given point in time, a higher percentage of nearer-term projected product sales being hedged than in successive periods. As of March 31, 2014, and December 31, 2013, we had open foreign currency forward contracts with notional amounts of $3.9 billion and $4.0 billion, respectively, and open foreign currency option contracts with notional amounts of $366 million and $516 million, respectively. These foreign currency forward and option contracts, primarily euro based, have been designated as cash flow hedges, and accordingly, the effective portions of the unrealized gains and losses on these contracts are reported in AOCI in the Condensed Consolidated Balance Sheets and reclassified to earnings in the same periods during which the hedged transactions affect earnings.
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
The effective portions of the unrealized gain/(loss) recognized in other comprehensive income for our derivative instruments designated as cash flow hedges were as follows (in millions):

	Three months ended
	March 31,
Derivatives in cash flow hedging relationships	2014	2013
Foreign currency contracts	$13	$100
Cross-currency swap contracts	4	(125)
Total	$17	$(25)
The locations in the Condensed Consolidated Statements of Income and the effective portions of the gain/(loss) reclassified out of AOCI into earnings for our derivative instruments designated as cash flow hedges were as follows (in millions):

		Three months ended
		March 31,
Derivatives in cash flow hedging relationships	Statements of Income location	2014	2013
Foreign currency contracts	Product sales	$—	$(4)
Cross-currency swap contracts	Interest and other income, net	14	(140)
Total		$14	$(144)
No portions of our cash flow hedge contracts are excluded from the assessment of hedge effectiveness, and the gains and losses of the ineffective portions of these hedging instruments were not material for the three months ended March 31, 2014 and 2013. As of March 31, 2014, the amounts expected to be reclassified out of AOCI into earnings over the next 12 months are approximately $39 million of net losses on our foreign currency and cross-currency swap contracts and approximately $1 million of losses on forward interest rate contracts.
Fair value hedges
To achieve a desired mix of fixed and floating interest rates on our long-term debt, we entered into interest rate swap contracts, which qualified and are designated as fair value hedges. The terms of these interest rate swap contracts correspond to the related hedged debt instruments and effectively converted a fixed interest rate coupon to a floating LIBOR-based coupon over the lives of the respective notes. During the year ended December 31, 2013, we entered into interest rate swap contracts with an aggregate notional amount of $4.4 billion with respect to our 3.45% 2020 Notes, 4.10% 2021 Notes, 3.875% 2021 Notes and 3.625% 2022 Notes. The contracts have rates that range from three-month LIBOR plus 1.1% to three-month LIBOR plus 2.0%.
For derivative instruments that are designated and qualify as fair value hedges, the unrealized gain or loss on the derivative resulting from the change in fair value during the period as well as the offsetting unrealized loss or gain of the hedged item resulting from the change in fair value during the period attributable to the hedged risk is recognized in current earnings. For the three months ended March 31, 2014 and 2013, we included the unrealized losses on the hedged debt of $62 million and $22 million, respectively, in the same line item, Interest expense, net, in the Condensed Consolidated Statements of Income, as the offsetting unrealized gains of $62 million and $22 million, respectively, on the related interest rate swap agreements.
Derivatives not designated as hedges
We enter into foreign currency forward contracts that are not designated as hedging transactions to reduce our exposure to foreign currency fluctuations of certain assets and liabilities denominated in foreign currencies. These exposures are hedged on a month-to-month basis. As of March 31, 2014, and December 31, 2013, the total notional amounts of these foreign currency forward contracts were $977 million and $999 million, respectively.

The location in the Condensed Consolidated Statements of Income and the amount of gain/(loss) recognized in earnings for our derivative instruments not designated as hedging instruments were as follows (in millions):

		Three months ended
		March 31,
Derivatives not designated as hedging instruments	Statements of Income location	2014	2013
Foreign currency contracts	Interest and other income, net	$2	$(16)
The fair values of derivatives included in the Condensed Consolidated Balance Sheets were as follows (in millions):

	Derivative assets		Derivative liabilities
March 31, 2014	Balance Sheet location	Fair value	Balance Sheet location	Fair value
Derivatives designated as hedging instruments:
Cross-currency swap contracts	Other current assets/ Other noncurrent assets	$195	Accrued liabilities/ Other noncurrent liabilities	$2
Foreign currency contracts	Other current assets/ Other noncurrent assets	60	Accrued liabilities/ Other noncurrent liabilities	99
Interest rate swap contracts	Other current assets/ Other noncurrent assets	4	Accrued liabilities/ Other noncurrent liabilities	103
Total derivatives designated as hedging instruments		259		204
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	2	Accrued liabilities	2
Total derivatives not designated as hedging instruments		2		2
Total derivatives		$261		$206

	Derivative assets		Derivative liabilities
December 31, 2013	Balance Sheet location	Fair value	Balance Sheet location	Fair value
Derivatives designated as hedging instruments:
Cross-currency swap contracts	Other current assets/ Other noncurrent assets	$193	Accrued liabilities/ Other noncurrent liabilities	$4
Foreign currency contracts	Other current assets/ Other noncurrent assets	53	Accrued liabilities/ Other noncurrent liabilities	104
Interest rate swap contracts	Other current assets/ Other noncurrent assets	—	Accrued liabilities/ Other noncurrent liabilities	161
Total derivatives designated as hedging instruments		246		269
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	—	Accrued liabilities	3
Total derivatives not designated as hedging instruments		—		3
Total derivatives		$246		$272
Our derivative contracts that were in liability positions as of March 31, 2014, contain certain credit-risk-related contingent provisions that would be triggered if: (i) we were to undergo a change in control and (ii) our or the surviving entity’s creditworthiness deteriorates, which is generally defined as having either a credit rating that is below investment grade or a materially weaker creditworthiness after the change in control. If these events were to occur, the counterparties would have the right, but not the obligation, to close the contracts under early-termination provisions. In such circumstances, the counterparties could request immediate settlement of these contracts for amounts that approximate the then current fair values of the contracts. In addition, our derivative contracts are not subject to any type of master netting arrangement, and amounts due to or from a counterparty under these contracts may only be offset against other amounts due to or from the same counterparty if an event of default or termination, as defined, were to occur.
The cash flow effects of our derivatives contracts for the three months ended March 31, 2014 and 2013, are included within Net cash provided by operating activities in the Condensed Consolidated Statements of Cash Flows.
12. Contingencies and commitments
Contingencies
In the ordinary course of business, we are involved in various legal proceedings and other matters, including those discussed in this Note, that are complex in nature and have outcomes that are difficult to predict. See Note 18, Contingencies and commitments to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2013, for further discussion of certain of our legal proceedings and other matters.
We record accruals for loss contingencies to the extent that we conclude that it is probable that a liability has been incurred and the amount of the related loss can be reasonably estimated. We evaluate, on a quarterly basis, developments in legal proceedings and other matters that could cause an increase or decrease in the amount of the liability that has been accrued previously.
Our legal proceedings range from cases brought by a single plaintiff to class actions with thousands of putative class members. These legal proceedings, as well as other matters, involve various aspects of our business and a variety of claims (including but not limited to patent infringement, marketing, pricing and trade practices and securities law), some of which present novel factual allegations and/or unique legal theories. In each of the matters described in this filing or in Note 18, Contingencies and commitments to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2013, plaintiffs seek an award of a not-yet-quantified amount of damages or an amount that is not material. In addition, a number of the matters pending against us are at very early stages of the legal process (which in complex proceedings of the sort faced by us often extend for several years). As a result, none of the matters described in this filing have progressed sufficiently through discovery and/or development of important factual information and legal issues to enable us to estimate a range of possible loss, if any, or such amounts are not material. While it is not possible to accurately predict or determine the eventual outcomes of these items, an adverse determination in one or more of these items currently pending could have a material adverse effect on our consolidated results of operations, financial position or cash flows.
Certain recent developments concerning our legal proceedings and other matters are discussed below:
Onyx Litigation
On March 21, 2014, plaintiff Phil Rosen filed a motion seeking to certify a class and to be designated class representative in this consolidated class action matter pending against the former members of the board of directors of Onyx in which the plaintiffs allege, among other things, that the Onyx director defendants breached their fiduciary duties to Onyx shareholders in connection with the sale of Onyx to Amgen.
Federal Securities Litigation - In re Amgen Inc. Securities Litigation
On April 14, 2014, the U.S. District Court for the Central District of California entered an order allowing plaintiffs leave to file a second consolidated amended class action complaint in this securities class action lawsuit. While the new complaint was filed under seal, like the first consolidated class action complaint the new complaint alleges that Amgen and certain of its officers and directors (the Federal Defendants) made false statements that resulted in: (i) deceiving the investing public regarding Amgen's prospects and business; (ii) artificially inflating the prices of Amgen's publicly traded securities and (iii) causing plaintiff and other members of the class to purchase Amgen publicly traded securities at inflated prices. In addition, like the first consolidated class action complaint, the new complaint makes off-label marketing allegations that, throughout the class period, the Federal Defendants improperly marketed Aranesp® (darbepoetin alfa) and EPOGEN® (epoetin alfa) for off-label uses while aware that there were alleged safety signals with these products. The named defendants have not changed and the alleged class period remains the same. Plaintiffs continue to seek compensatory damages, legal fees and other relief deemed proper.

13. Subsequent event
On April 1, 2014, we entered into a Termination and Transition Agreement (the Transition Agreement) with Glaxo Group Limited (Glaxo) which terminated, in part, and amended, in part, our agreement with Glaxo (the Collaboration Agreement) for the commercialization of denosumab for osteoporosis indications in certain geographic territories, including the EU, Switzerland, Australia, Norway, Russia and Mexico. The Transition Agreement terminates the Collaboration Agreement for all countries and regions, except for Australia. All commercial activities assigned to Glaxo under the Collaboration Agreement other than those in Australia will be transitioned back to us no later than December 31, 2014. In exchange for the early termination (except Australia) of the Collaboration Agreement, we will make payments to Glaxo totaling $275 million.
The Transition Agreement does not change the terms of the related Expansion Agreement under which Glaxo will commercialize denosumab for all indications in certain other geographic territories.
We evaluated whether the Transition Agreement should be accounted for as a business combination and concluded that the agreement represents the reacquisition of a previously shared economic interest, which qualifies as an asset acquisition.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-looking statements
This report and other documents we file with the U.S. Securities and Exchange Commission (SEC) contain forward-looking statements that are based on current expectations, estimates, forecasts and projections about us, our future performance, our business, our beliefs and our management’s assumptions. In addition, we, or others on our behalf, may make forward-looking statements in press releases or written statements or in our communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls and conference calls. Such words as “expect,” “anticipate,” “outlook,” “could,” “target,” “project,” “intend,” “plan,” “believe,” “seek,” “estimate,” “should,” “may,” “assume,” and “continue,” as well as variations of such words and similar expressions, are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. We describe our respective risks, uncertainties and assumptions that could affect the outcome or results of operations in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013. We have based our forward-looking statements on our management’s beliefs and assumptions based on information available to our management at the time the statements are made. We caution you that actual outcomes and results may differ materially from what is expressed, implied or forecast by our forward-looking statements. Reference is made in particular to forward-looking statements regarding product sales, regulatory activities, clinical trial results, reimbursement, expenses, EPS, liquidity and capital resources, trends and planned dividends and stock repurchases. Except as required under the federal securities laws and the rules and regulations of the SEC, we do not have any intention or obligation to update publicly any forward-looking statements after the distribution of this report, whether as a result of new information, future events, changes in assumptions or otherwise.
Overview
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to assist the reader in understanding Amgen’s business. MD&A is provided as a supplement to, and should be read in conjunction with, our Annual Report on Form 10-K for the year ended December 31, 2013. Our results of operations discussed in MD&A are presented in conformity with GAAP.
Amgen is committed to unlocking the potential of biology for patients suffering from serious illnesses by discovering, developing, manufacturing and delivering innovative human therapeutics. This approach begins by using tools like advanced human genetics to unravel the complexities of disease and understand the fundamentals of human biology.
Amgen focuses on areas of high unmet medical need and leverages its biologics manufacturing expertise to strive for solutions that improve health outcomes and dramatically improve people’s lives. A biotechnology pioneer since 1980, Amgen has grown to be the world’s largest independent biotechnology company, has reached millions of patients around the world and is developing a pipeline of medicines with breakaway potential. Amgen operates in one business segment: human therapeutics. Therefore, our results of operations are discussed on a consolidated basis.
Currently, we market primarily recombinant protein therapeutics for supportive cancer care, inflammation, nephrology and bone disease. Our principal products are Neulasta® (pegfilgrastim), NEUPOGEN® (filgrastim), Enbrel® (etanercept), XGEVA® (denosumab), Prolia® (denosumab), Sensipar®/Mimpara® (cinacalcet) and our erythropoiesis-stimulating agents: Aranesp® (darbepoetin alfa) and EPOGEN® (epoetin alfa). Our product sales outside the United States consist principally of sales in Europe. For the three months ended March 31, 2014 and 2013, our principal products represented 93% and 94% of worldwide product sales, respectively. We market several other products including Vectibix® (panitumumab), Nplate® (romiplostim) and, through our wholly owned subsidiary Onyx, Kyprolis® (carfilzomib).

Significant developments
Following is a summary of selected significant developments affecting our business that have occurred since December 31, 2013. For additional developments or for a more comprehensive discussion of certain developments discussed below, see our Annual Report on Form 10-K for the year ended December 31, 2013.
Pipeline
Evolocumab

•
In March 2014, we announced that the phase 3 TESLA (Trial Evaluating PCSK9 Antibody in Subjects with LDL Receptor Abnormalities) trial evaluating evolocumab met its primary endpoint of the percent reduction from baseline at week 12 in low-density lipoprotein cholesterol (LDL-C). The percent reduction in LDL-C, or "bad" cholesterol, was clinically meaningful and statistically significant.

Talimogene Laherparepvec

•
In April 2014, we announced top-line results from the primary OS analysis of a phase 3 trial in melanoma, which evaluated the efficacy and safety of talimogene laherparepvec for the treatment of unresected stage IIIB, IIIC or IV melanoma compared to treatment with subcutaneous granulocyte-macrophage colony-stimulating factor. Results showed that, while the primary end point of durable response rate was met (as previously reported), the secondary endpoint of OS was not met, although there was a strong trend in favor of talimogene laherparepvec (p=0.051). The estimated OS hazard ratio and improvement in median OS were similar to what was previously reported at the interim OS analysis.

Brodalumab

•	In April 2014, we announced the recent initiation of two phase 3 studies in patients with psoriatic arthritis.
Blinatumomab

•	In April 2014, we announced that a confirmatory phase 2 study in relapsed/refractory ALL had completed.
Selected financial information
The following is an overview of our results of operations (in millions, except percentages and per share data):

	Three months ended
	March 31,
	2014	2013	Change
Product sales:
U.S.	$3,289	$3,172	4%
Rest of the world (ROW)	1,067	979	9%
Total product sales	4,356	4,151	5%
Other revenues	165	87	90%
Total revenues	$4,521	$4,238	7%
Operating expenses	$3,157	$2,796	13%
Operating income	$1,364	$1,442	(5)%
Net income	$1,073	$1,434	(25)%
Diluted EPS	$1.40	$1.88	(26)%
Diluted shares	768	764	1%
The increase in global product sales for the three months ended March 31, 2014, was driven by the addition of Kyprolis® as a result of the Onyx acquisition on October 1, 2013 and XGEVA®, Prolia® and Neulasta®.
The increase in other revenues for the three months ended March 31, 2014, was due primarily to our Nexavar® collaboration revenues and Stivarga® royalties as a result of the Onyx acquisition.
The increase in operating expenses for the three months ended March 31, 2014, was driven primarily by Cost of sales as a result of acquisition-related expenses, including amortization of the acquired developed product technology rights.
The decreases in net income and diluted EPS were due primarily to favorable tax items in the three months ended March 31, 2013.

Results of operations
Product sales
Worldwide product sales were as follows (dollar amounts in millions):

	Three months ended
	March 31,
	2014	2013	Change
Neulasta®/NEUPOGEN®	$1,379	$1,338	3%
ENBREL	988	1,039	(5)%
Aranesp®	460	468	(2)%
EPOGEN®	462	435	6%
XGEVA®	279	223	25%
Prolia®	196	142	38%
Sensipar®/Mimpara®	270	264	2%
Other products	322	242	33%
Total product sales	$4,356	$4,151	5%
Future sales of our products are influenced by a number of factors, some of which may impact sales of certain of our products more significantly than others. Such factors are discussed below and in the Overview, Item 1. Business — Marketing, Distribution and Selected Marketed Products, Item 1A. Risk Factors and Item 7 — Product Sales in our Annual Report on Form 10-K for the year ended December 31, 2013.
Neulasta®/NEUPOGEN®
Total Neulasta®/NEUPOGEN® sales by geographic region were as follows (dollar amounts in millions):

	Three months ended
	March 31,
	2014	2013	Change
Neulasta®— U.S.	$852	$827	3%
Neulasta®— ROW	238	212	12%
Total Neulasta®	1,090	1,039	5%
NEUPOGEN®— U.S.	214	242	(12)%
NEUPOGEN®— ROW	75	57	32%
Total NEUPOGEN®	289	299	(3)%
Total Neulasta®/NEUPOGEN®	$1,379	$1,338	3%
ROW Neulasta® and NEUPOGEN® included sales in new markets as a result of reacquiring rights to filgrastim and pegfilgrastim effective January 1, 2014.
The increase in global Neulasta® sales for the three months ended March 31, 2014, was driven mainly by an increase in the average net sales price in the United States, offset partially by lower wholesaler inventory.
The decrease in global NEUPOGEN® sales for the three months ended March 31, 2014, was driven by a decrease in unit demand in the United States.
Our material U.S. patents for filgrastim (NEUPOGEN®) expired in December 2013. We now face competition in the United States, which may have a material adverse impact over time on future sales of NEUPOGEN® and, to a lesser extent, Neulasta®. Our outstanding material U.S. patent for pegfilgrastim (Neulasta®) expires in 2015.

ENBREL
Total ENBREL sales by geographic region were as follows (dollar amounts in millions):

	Three months ended
	March 31,
	2014	2013	Change
ENBREL — U.S.	$924	$974	(5)%
ENBREL — Canada	64	65	(2)%
Total ENBREL	$988	$1,039	(5)%
The decrease in ENBREL sales for the three months ended March 31, 2014, was driven primarily by a decline in unit demand, which included a larger draw-down in end-customer inventory compared to the first quarter of the prior year.
Aranesp®
Total Aranesp® sales by geographic region were as follows (dollar amounts in millions):

	Three months ended
	March 31,
	2014	2013	Change
Aranesp® — U.S.	$177	$168	5%
Aranesp® — ROW	283	300	(6)%
Total Aranesp®	$460	$468	(2)%
The decrease in global Aranesp® sales for the three months ended March 31, 2014, was driven primarily by a decline in unit demand.
EPOGEN®
Total EPOGEN® sales were as follows (dollar amounts in millions):

	Three months ended
	March 31,
	2014	2013	Change
EPOGEN® — U.S.	$462	$435	6%
EPOGEN® sales for the three months ended March 31, 2014, increased 6%.
EPOGEN® and Aranesp® may face competition from the launch of MIRCERA® in the United States. Pursuant to a December 2009 settlement agreement between Amgen and Roche, Roche is allowed to begin selling MIRCERA® in the United States in mid-2014 under terms of a limited license agreement.
XGEVA® and Prolia®
Total XGEVA® and total Prolia® sales by geographic region were as follows (dollar amounts in millions):

	Three months ended
	March 31,
	2014	2013	Change
XGEVA® — U.S.	$200	$178	12%
XGEVA® — ROW	79	45	76%
Total XGEVA®	279	223	25%
Prolia® — U.S.	119	87	37%
Prolia® — ROW	77	55	40%
Total Prolia®	196	142	38%
Total XGEVA®/Prolia®	$475	$365	30%
The increases in global XGEVA® and Prolia® sales for the three months ended March 31, 2014, were driven by increases in unit demand.

Sensipar®/Mimpara®
Total Sensipar®/Mimpara® sales by geographic region were as follows (dollar amounts in millions):

	Three months ended
	March 31,
	2014	2013	Change
Sensipar® — U.S.	$178	$179	(1)%
Sensipar®/Mimpara® — ROW	92	85	8%
Total Sensipar®/Mimpara®	$270	$264	2%
The increase in global Sensipar®/Mimpara® sales for the three months ended March 31, 2014, was driven primarily by an increase in unit demand and an increase in the average net sales price in the United States, offset partially by a favorable change in accounting estimates in the prior year.
Other products
Other product sales by geographic region were as follows (dollar amounts in millions):

	Three months ended
	March 31,
	2014	2013	Change
Vectibix® — U.S.	$39	$27	44%
Vectibix® — ROW	64	60	7%
Nplate® — U.S.	62	55	13%
Nplate® — ROW	51	41	24%
Kyprolis® — U.S.	62	—	N/A
Kyprolis® — ROW	6	—	N/A
Other — ROW	38	59	(36)%
Total other products	$322	$242	33%
Total U.S. — other products	$163	$82	99%
Total ROW — other products	159	160	(1)%
Total other products	$322	$242	33%
Operating expenses
Operating expenses were as follows (dollar amounts in millions):

	Three months ended
	March 31,
	2014	2013	Change
Cost of sales	$1,090	$744	47%
% of product sales	25.0%	17.9%
Research and development	$1,027	$878	17%
% of product sales	23.6%	21.2%
Selling, general and administrative	$1,023	$1,158	(12)%
% of product sales	23.5%	27.9%
Other	$17	$16	6%
Cost of sales
Cost of sales increased to 25.0% of product sales for the three months ended March 31, 2014, driven by acquisition-related expenses that included $219 million of non-cash amortization of intangible assets acquired in the Onyx acquisition and a $99-million charge related to the termination of the supply contract with Roche as a result of acquiring the licenses to filgrastim and pegfilgrastim effective January 1, 2014.

Excluding the impact of the Puerto Rico excise tax, Cost of sales would have been 22.9% and 15.9% of product sales for the three months ended March 31, 2014 and 2013, respectively. See Note 3, Income taxes, to the condensed consolidated financial statements for further discussion of the Puerto Rico excise tax.
Research and development
The increase in R&D expenses for the three months ended March 31, 2014, was driven primarily by an increase of $176 million in our later stage clinical programs, including Onyx programs, offset partially by reduced expenses associated with marketed product support and Discovery Research and Translational Sciences activities of $17 million and $10 million, respectively.
Selling, general and administrative
The decrease in SG&A expenses for the three months ended March 31, 2014, was driven primarily by the expiration of the ENBREL profit share in October 2013, which reduced expenses by $220 million. This decline was offset partially by the addition of $57 million as a result of the Onyx acquisition.
Other matters
As discussed previously, we announced top-line results from the primary OS analysis of a phase 3 trial of talimogene laherparepvec in melanoma. We are currently reviewing the results from this study with clinicians, regulators and payers to determine the best course forward. We acquired talimogene laherparepvec in 2011 and have a $675 million IPR&D asset and a contingent consideration liability of $334 million as of March 31, 2014, related to this project.
Non-operating expenses/income and income taxes
Non-operating expenses/income and income taxes were as follows (dollar amounts in millions):

	Three months ended
	March 31,
	2014	2013
Interest expense, net	$259	$263
Interest and other income, net	$99	$164
Provision (benefit) for income taxes	$131	$(91)
Effective tax rate	10.9%	(6.8)%
Interest expense, net
The decrease in interest expense, net for the three months ended March 31, 2014, was due primarily to interest on the 0.375% 2013 Convertible Notes which were settled in February 2013, offset partially by interest resulting from a higher average debt balance in the current year.
Interest and other income, net
The decrease in interest and other income, net for the three months ended March 31, 2014, was due primarily to higher net gains on sales of investments recognized in the prior year.
Income taxes
Our effective tax rates for the three months ended March 31, 2014 and 2013, were 10.9% and (6.8)%, respectively. The increase in our effective tax rate for the three months ended March 31, 2014, was due primarily to two significant events that occurred during the three months ended March 31, 2013. First, we settled our federal income tax examination for the years ended December 31, 2007, 2008 and 2009, in which we agreed to certain adjustments and remeasured our UTBs accordingly, resulting in a net tax benefit of $185 million. Second, the American Taxpayer Relief Act of 2012, enacted during the first quarter of 2013, reinstated the federal R&D tax credit for 2012 and 2013. Therefore, our effective tax rate for the three months ended March 31, 2013, included a benefit of approximately $60 million for the full-year 2012 federal R&D tax credit, recorded as a discrete item in the first quarter of 2013. The federal R&D credit expired as of December 31, 2013 and was not reinstated as of March 31, 2014. Therefore, our effective tax rate for the three months ended March 31, 2014, does not include a benefit for the federal R&D tax credit. The increase was offset partially by the favorable tax impact of changes in the jurisdictional mix of income and expenses as a result of higher amortization of acquired intangible assets during the three months ended March 31, 2014.
Excluding the impact of the Puerto Rico excise tax, our effective tax rates for the three months ended March 31, 2014 and 2013, would have been 15.4% and (0.8)%, respectively.
See Note 3, Income taxes, to the condensed consolidated financial statements for further discussion.

Financial condition, liquidity and capital resources
Selected financial data was as follows (in millions):

	March 31, 2014	December 31, 2013
Cash, cash equivalents and marketable securities	$19,802	$19,401
Restricted investments	3,414	3,412
Total cash, cash equivalents, marketable securities and restricted investments	$23,216	$22,813
Total assets	$67,004	$66,125
Current portion of long-term debt	$2,505	$2,505
Long-term debt	$29,519	$29,623
Stockholders’ equity	$22,741	$22,096
The Company intends to continue to return capital to stockholders through the payment of cash dividends, reflecting our confidence in the future cash flows of our business. Whether and when we declare dividends and the size of any dividend could be affected by a number of factors. (See our Annual Report on Form 10-K for the year ended December 31, 2013, Item 1A. Risk Factors — There can be no assurance that we will continue to declare cash dividends.) In December 2013, the Board of Directors declared a quarterly cash dividend of $0.61 per share of common stock, which was paid on March 7, 2014. In March 2014, the Board of Directors declared a quarterly cash dividend of $0.61 per share of common stock which will be paid on June 6, 2014.
The Company has also returned capital to stockholders through its stock repurchase program, however we have not made repurchases under this program since the first quarter of 2013. As of March 31, 2014, $1.6 billion remained available under our Board of Directors-approved stock repurchase program. While we may repurchase additional shares of our common stock in the future, we do not currently have plans to make any significant repurchases during 2014 and 2015.
We believe that existing funds, cash generated from operations and existing sources of and access to financing are adequate, for the foreseeable future, to satisfy: our needs for working capital; capital expenditure and debt service requirements; our plans to pay dividends; and other business initiatives we may strategically pursue, including acquisitions and licensing activities. We anticipate that our liquidity needs can be met through a variety of sources, including cash provided by operating activities, sales of marketable securities, borrowings through commercial paper and/or syndicated credit facilities and access to other domestic and foreign debt markets and equity markets. With respect to our U.S. operations, we believe that existing funds intended for use in the United States; cash generated from our U.S. operations, including intercompany payments and receipts; and existing sources of and access to financing (collectively referred to as U.S. funds) are adequate to continue to meet our U.S. obligations (including our plans to pay dividends with U.S. funds) for the foreseeable future. See our Annual Report on Form 10-K for the year ended December 31, 2013, Item 1A. Risk Factors — Global economic conditions may negatively affect us and may magnify certain risks that affect our business.
A significant portion of our operating cash flows is dependent on the timing of payments from our customers located in the United States and, to a lesser extent, our customers outside the United States, which include government-owned or -supported healthcare providers (government healthcare providers). Payments from these government healthcare providers are dependent in part on the economic stability and creditworthiness of their applicable country. Historically, some payments from a number of European government healthcare providers have extended beyond the contractual terms of sale, and regional economic uncertainty continues. In particular, credit and economic conditions in Southern Europe, particularly in Spain, Italy, Greece and Portugal, continue to adversely impact the timing of collections of our trade receivables in this region. As of March 31, 2014, accounts receivable in these four countries totaled $334 million, of which $206 million was past due. Although economic conditions in this region may continue to affect the average length of time it takes to collect payments, to date we have not incurred any significant losses related to these receivables; and the timing of payments in these countries has not had nor is it currently expected to have a material adverse impact on our overall operating cash flows. However, if government funding for healthcare were to become unavailable in these countries or if significant adverse adjustments to past payment practices were to occur, we might not be able to collect the entire balance of these receivables. We will continue working closely with these customers, monitoring the economic situation and taking appropriate actions as necessary.
Of our total cash, cash equivalents, marketable securities and restricted investments balances totaling $23.2 billion as of March 31, 2014, approximately $20.1 billion was generated from operations in foreign tax jurisdictions and is intended to be invested indefinitely outside of the United States. Under current tax laws, if these funds were repatriated for use in our U.S. operations, we would be required to pay additional U.S. federal and state income taxes at the applicable marginal tax rates.

Certain of our financing arrangements contain non-financial covenants. In addition, our revolving credit agreement and Term Loan Credit Facility each includes a financial covenant with respect to the level of our borrowings in relation to our equity, as defined. We were in compliance with all applicable covenants under these arrangements as of March 31, 2014.
Cash flows
Our cash flow activities were as follows (in millions):

	Three months ended March 31,
	2014	2013
Net cash provided by operating activities	$1,142	$1,049
Net cash (used in) provided by investing activities	$(765)	$1,809
Net cash used in financing activities	$(495)	$(3,585)
Operating
Cash provided by operating activities has been and is expected to continue to be our primary recurring source of funds. Cash provided by operating activities during the three months ended March 31, 2014, increased due primarily to timing of receipts from customers, including the impact of $100 million received under a government-funded program in Spain, and lower payments to taxing authorities, offset partially by the termination of the supply contract with Roche as well as the timing of payments for sales incentives and to vendors and employees.
Investing
Cash used in investing activities during the three months ended March 31, 2014, was due primarily to net activity related to marketable securities and restricted investments of $445 million, capital expenditures of $172 million and cash paid for the acquisition of companies of $104 million. Cash provided by investing activities during the three months ended March 31, 2013, was due primarily to net sales of marketable securities of $2.0 billion offset partially by capital expenditures of $158 million. Capital expenditures during the three months ended March 31, 2014 and 2013 were associated primarily with manufacturing capacity expansions in Singapore, Ireland and Puerto Rico, as well as other site developments. We currently estimate 2014 spending on capital projects and equipment to be approximately $800 million.
Financing
Cash used in financing activities during the three months ended March 31, 2014, was due primarily to the payment of dividends of $460 million and the repayment of long-term debt of $125 million.
Cash used in financing activities during the three months ended March 31, 2013, was due primarily to the cash settlement of the $2.5 billion principal amount of the 0.375% 2013 Convertible Notes which matured/converted, repurchases of our common stock of $832 million and the payment of dividends of $353 million.
See Note 8, Financing arrangements, and Note 9, Stockholders’ equity, to the condensed consolidated financial statements for further discussion.
Critical accounting policies
The preparation of our condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the notes to the financial statements. Some of those judgments can be subjective and complex, and therefore, actual results could differ materially from those estimates under different assumptions or conditions. A summary of our critical accounting policies is presented in Part II, Item 7, of our Annual Report on Form 10-K for the year ended December 31, 2013. There have been no material changes to our critical accounting policies during the three months ended March 31, 2014.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information about our market risk is disclosed in Part II, Item 7A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, and is incorporated herein by reference. There have been no material changes during the three months ended March 31, 2014, to the information provided in Part II, Item 7A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Item 4.	CONTROLS AND PROCEDURES
We maintain “disclosure controls and procedures,” as such term is defined under Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in Amgen’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to Amgen’s management, including its Chief Executive Officer and Acting Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, Amgen’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and, in reaching a reasonable level of assurance, Amgen’s management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation under the supervision and with the participation of our management, including Amgen’s Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of the design and operation of Amgen’s disclosure controls and procedures. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Acting Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2014.
Management determined that, as of March 31, 2014, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS
See Note 12, Contingencies and commitments, to the condensed consolidated financial statements for discussions that are limited to certain recent developments concerning our legal proceedings. Those discussions should be read in conjunction with Note 18, Contingencies and commitments, to our consolidated financial statements in Part IV of our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 1A.	RISK FACTORS
This report and other documents we file with the SEC contain forward-looking statements that are based on current expectations, estimates, forecasts and projections about us, our future performance, our business, our beliefs and our management’s assumptions. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. You should carefully consider the risks and uncertainties facing our business. We have described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, the primary risks related to our business and periodically update those risks for material developments. Those risks are not the only ones facing us. Our business is also subject to the risks that affect many other companies, such as employment relations, general economic conditions, geopolitical events and international operations. Further, additional risks not currently known to us or that we currently believe are immaterial may in the future materially and adversely affect our business, operations, liquidity and stock price.
There are no material updates from the risk factors previously disclosed in Part 1, Item 1A, of our Annual Report, on Form 10-K for the fiscal year ended December 31, 2013.

Item 6.	EXHIBITS
Reference is made to the Index to Exhibits included herein.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Amgen Inc.
(Registrant)

Date:	April 30, 2014	By:	/S/ MICHAEL A. KELLY
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

10.3+*	Form of Restricted Stock Unit Agreement for the Amgen Inc. Amended and Restated 2009 Equity Incentive Plan. (As Amended on March 5, 2014.)

10.4+
Amgen Inc. 2009 Performance Award Program. (As Amended on December 13, 2013.) (Filed as an exhibit to Form 10-K for the year ended December 31, 2013 on February 24, 2014 and incorporated herein by reference.)

10.5+*	Form of Performance Unit Agreement for the Amgen Inc. 2009 Performance Award Program. (As Amended on March 5, 2014.)

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

10.9+
Amgen Inc. Supplemental Retirement Plan. (As Amended and Restated effective October 16, 2013.) (Filed as an exhibit to Form 10-K for the year ended December 31, 2013 on February 24, 2014 and incorporated herein by reference.)

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

10.15+
Amgen Nonqualified Deferred Compensation Plan. (As Amended and Restated effective October 16, 2013.) (Filed as an exhibit to Form 10-K for the year ended December 31, 2013 on February 24, 2014 and incorporated herein by reference.)

Exhibit No.	Description
10.16+
Agreement between Amgen Inc. and Mr. Anthony C. Hooper, dated October 12, 2011. (Filed as an exhibit to Form 10-K for the year ended December 31, 2011 on February 29, 2012 and incorporated herein by reference.)

10.17+
Agreement and General Release of Claims, entered into as of January 9, 2014, by and between Amgen Inc. and Jonathan M. Peacock. (Filed as an exhibit to Form 10-K for the year ended December 31, 2013 on February 24, 2014 and incorporated herein by reference.)

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

10.26*	Amendment No. 14 to the Shareholders' Agreement, dated March 26, 2014.

10.27
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

10.35
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

10.36
Collaboration Agreement dated July 27, 2009 between Amgen Inc. and Glaxo Group Limited, a wholly owned subsidiary of GlaxoSmithKline plc (portions of the exhibit have been omitted pursuant to a request for confidential treatment). (Filed as an exhibit to Form 10-Q for the quarter ended September 30, 2009 on November 6, 2009 and incorporated herein by reference.)

10.37
Amendment Number 1, dated as of January 24, 2012, to Collaboration Agreement dated July 27, 2009 between Amgen Inc. and Glaxo Group Limited, a wholly owned subsidiary of GlaxoSmithKline plc. (Filed as an exhibit to Form 10-K for the year ended December 31, 2012 on February 27, 2013 and incorporated herein by reference.)

10.38
Expansion Agreement dated July 27, 2009 between Amgen Inc. and Glaxo Group Limited, a wholly owned subsidiary of GlaxoSmithKline plc (portions of the exhibit have been omitted pursuant to a request for confidential treatment). (Filed as an exhibit to Form 10-Q for the quarter ended September 30, 2009 on November 6, 2009 and incorporated herein by reference.)

10.39
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

10.40
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

10.42
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

10.43
Collaboration Agreement dated March 30, 2012 by and between Amgen Inc. and AstraZeneca Collaboration Ventures, LLC, a wholly owned subsidiary of AstraZeneca Pharmaceuticals LP (portions of the exhibit have been omitted pursuant to a request for confidential treatment). (Filed as an exhibit to Form 10-Q for the quarter ended March 31, 2012 on May 8, 2012 and incorporated herein by reference.)

10.44
Collaboration Agreement, dated April 22, 1994, by and between Bayer Corporation (formerly Miles, Inc.) and Onyx Pharmaceuticals, Inc. (Filed as an exhibit to Form 10-Q for the quarter ended March 31, 2011 by Onyx Pharmaceuticals, Inc. on May 10, 2011 and incorporated herein by reference.)

10.45
Amendment to Collaboration Agreement, dated April 24, 1996, by and between Bayer Corporation and Onyx Pharmaceuticals, Inc. (Filed as an exhibit to Form 10-Q for the quarter ended March 31, 2006 by Onyx Pharmaceuticals, Inc. on May 10, 2006 and incorporated herein by reference.)

Exhibit No.	Description
10.46
Amendment to Collaboration Agreement, dated February 1, 1999, by and between Bayer Corporation and Onyx Pharmaceuticals, Inc. (Filed as an exhibit to Form 10-Q for the quarter ended March 31, 2006 by Onyx Pharmaceuticals, Inc. on May 10, 2006 and incorporated herein by reference.)

10.47
United States Co-Promotion Agreement, dated March 6, 2006, by and between Bayer Pharmaceuticals Corporation and Onyx Pharmaceuticals, Inc. (Filed as an exhibit to Form 10-Q for the quarter ended March 31, 2006 by Onyx Pharmaceuticals, Inc. on May 10, 2006 and incorporated herein by reference.)

10.48
Settlement Agreement and Release, dated October 11, 2011, by and between Bayer Corporation, Bayer AG, Bayer HealthCare LLC and Bayer Pharma AG and Onyx Pharmaceuticals, Inc. (Filed as an exhibit to Form 10-K for the year ended December 31, 2011 by Onyx Pharmaceuticals, Inc. on February 27, 2012 and incorporated herein by reference.)

10.49
Fourth Amendment to Collaboration Agreement, dated October 11, 2011, by and between Bayer Corporation and Onyx Pharmaceuticals, Inc. (Filed as an exhibit to Form 10-K for the year ended December 31, 2011 by Onyx Pharmaceuticals, Inc. on February 27, 2012 and incorporated herein by reference.)

10.50
Commitment Letter, dated August 24, 2013, among Amgen Inc., Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, JPMorgan Chase Bank, N.A., J.P. Morgan Securities LLC and Barclays Bank PLC. (Filed as an exhibit to Form 8-K on August 26, 2013 and incorporated herein by reference.)

10.51	Master Repurchase Agreement, dated August 24, 2013, between Amgen Inc. and Bank of America, N.A. (Filed as an exhibit to Form 8-K on August 26, 2013 and incorporated herein by reference.)

10.52
Master Repurchase Agreement, dated October 28, 2013, between Amgen Inc. and SMBC Repo Pass-Thru Trust, 2013-1. (Filed as an exhibit to Form 10-Q for the quarter ended September 30, 2013 on October 29, 2013 and incorporated herein by reference.)

10.53
Master Repurchase Agreement, dated October 29, 2013, between Amgen Inc. and HSBC Bank USA, N.A. (Filed as an exhibit to Form 10-Q for the quarter ended September 30, 2013 on October 29, 2013 and incorporated herein by reference.)

10.54
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