Form 10-Q
period 2014-06-30
AMGEN INC
filed 2014-08-05
CIK 318154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☑
As of July 29, 2014, the registrant had 759,607,230 shares of common stock, $0.0001 par value, outstanding.

AMGEN INC.

i

PART I — FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
AMGEN INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share data)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenues:
Product sales	$4,949	$4,595	$9,305	$8,746
Other revenues	231	84	396	171
Total revenues	5,180	4,679	9,701	8,917

Operating expenses:
Cost of sales	1,081	785	2,171	1,529
Research and development	1,018	967	2,045	1,845
Selling, general and administrative	1,136	1,256	2,159	2,414
Other	43	121	60	137
Total operating expenses	3,278	3,129	6,435	5,925

Operating income	1,902	1,550	3,266	2,992

Interest expense, net	282	241	541	504
Interest and other income, net	138	96	237	260

Income before income taxes	1,758	1,405	2,962	2,748

Provision for income taxes	211	147	342	56

Net income	$1,547	$1,258	$2,620	$2,692

Earnings per share:
Basic	$2.04	$1.67	$3.46	$3.58
Diluted	$2.01	$1.65	$3.41	$3.52

Shares used in calculation of earnings per share:
Basic	759	752	758	752
Diluted	768	764	768	764

Dividends paid per share	$0.61	$0.47	$1.22	$0.94

See accompanying notes.

AMGEN INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Net income	$1,547	$1,258	$2,620	$2,692
Other comprehensive income (loss), net of reclassification adjustments and taxes:
Foreign currency translation gains (losses)	7	(25)	(1)	(48)
Effective portion of cash flow hedges	(25)	22	(23)	97
Net unrealized gains (losses) on available-for-sale securities	21	(205)	61	(267)
Other	—	—	1	1
Other comprehensive income (loss), net of tax	3	(208)	38	(217)
Comprehensive income	$1,550	$1,050	$2,658	$2,475

See accompanying notes.

AMGEN INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share data)
(Unaudited)

	June 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$4,352	$3,805
Marketable securities	21,836	15,596
Trade receivables, net	2,697	2,697
Inventories	2,954	3,019
Other current assets	2,489	2,250
Total current assets	34,328	27,367

Property, plant and equipment, net	5,371	5,349
Intangible assets, net	13,499	13,262
Goodwill	14,844	14,968
Restricted investments	—	3,412
Other assets	1,492	1,767
Total assets	$69,534	$66,125

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$982	$787
Accrued liabilities	4,384	4,655
Current portion of long-term debt	2,500	2,505
Total current liabilities	7,866	7,947

Long-term debt	30,828	29,623
Other noncurrent liabilities	6,458	6,459

Contingencies and commitments

Stockholders’ equity:
Common stock and additional paid-in capital; $0.0001 par value; 2,750.0 shares authorized; outstanding - 759.4 shares in 2014 and 754.6 shares in 2013	29,981	29,891
Accumulated deficit	(5,476)	(7,634)
Accumulated other comprehensive loss	(123)	(161)
Total stockholders’ equity	24,382	22,096
Total liabilities and stockholders’ equity	$69,534	$66,125

See accompanying notes.

AMGEN INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six months ended
	June 30,
	2014	2013
Cash flows from operating activities:
Net income	$2,620	$2,692
Depreciation and amortization	1,024	554
Stock-based compensation expense	199	204
Other items, net	1	135
Changes in operating assets and liabilities, net of acquisitions:
Trade receivables, net	—	(133)
Inventories	40	(34)
Other assets	(11)	88
Accounts payable	125	117
Accrued income taxes	(131)	(592)
Other liabilities	(498)	(382)
Net cash provided by operating activities	3,369	2,649
Cash flows from investing activities:
Purchases of property, plant and equipment	(345)	(317)
Cash paid for acquisitions, net of cash acquired	(115)	—
Purchases of marketable securities	(15,593)	(10,774)
Proceeds from sales of marketable securities	9,137	10,968
Proceeds from maturities of marketable securities	3,295	3,941
Change in restricted investments	533	—
Other	(135)	(50)
Net cash (used in) provided by investing activities	(3,223)	3,768
Cash flows from financing activities:
Net proceeds from issuance of debt	4,476	—
Repayment of debt	(3,355)	(2,500)
Repurchases of common stock	—	(832)
Dividends paid	(923)	(707)
Net proceeds from issuance of common stock in connection with the Company’s equity award programs	99	212
Other	104	(41)
Net cash provided by (used in) financing activities	401	(3,868)
Increase in cash and cash equivalents	547	2,549
Cash and cash equivalents at beginning of period	3,805	3,257
Cash and cash equivalents at end of period	$4,352	$5,806

See accompanying notes.

AMGEN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

1. Summary of significant accounting policies
Business
Amgen Inc. (including its subsidiaries, referred to as “Amgen,” “the Company,” “we,” “our” or “us”) is a global biotechnology pioneer that discovers, develops, manufactures and delivers innovative human therapeutics. We operate in one business segment: human therapeutics.
Basis of presentation
The financial information for the three and six months ended June 30, 2014 and 2013, is unaudited but includes all adjustments (consisting of only normal recurring adjustments, unless otherwise indicated), which Amgen considers necessary for a fair presentation of its condensed consolidated results of operations for those periods. Interim results are not necessarily indicative of results for the full fiscal year.
The condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and the notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2013 and in our Quarterly Report on Form 10-Q for the period ended March 31, 2014.
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
Property, plant and equipment, net
Property, plant and equipment is recorded at historical cost, net of accumulated depreciation and amortization of $7.2 billion and $6.9 billion as of June 30, 2014, and December 31, 2013, respectively.
Restricted investments
As of December, 31, 2013, we had restricted investments on our Condensed Consolidated Balance Sheet that were owned by ATL Holdings Limited (ATL Holdings), a wholly-owned subsidiary. ATL Holdings was an entity distinct from the Company and its other subsidiaries, with separate assets and liabilities. Because certain third parties owned Class A preferred shares of ATL Holdings, this entity was required to hold restricted investments, which were composed of interest-bearing securities, cash and related interest receivable as of December 31, 2013. On May 22, 2014, the Company repurchased all of the outstanding Class A preferred shares, and therefore, there were no remaining restricted investments on our Condensed Consolidated Balance Sheet as of June 30, 2014. See Note 8, Financing arrangements.
Recent accounting pronouncements
In May 2014, a new accounting standard was issued that amends the guidance for the recognition of revenue from contracts with customers to transfer goods and services. This new standard will be effective for interim and annual periods beginning January 1, 2017, and is required to be adopted retrospectively. We are currently evaluating the impact this new standard will have on our financial statements.

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
The consideration to acquire Onyx was allocated preliminarily to the acquisition date fair values of assets acquired and liabilities assumed as follows (in millions):

Cash and cash equivalents	$319
Marketable securities	337
Inventories	170
Indefinite-lived intangible assets - In-process research and development (IPR&D)	1,180
Finite-lived intangible assets - Developed product technology rights	6,190
Finite-lived intangible assets - Licensing rights	2,792
Goodwill	2,388
Convertible debt	(742)
Assumed contingent consideration	(261)
Deferred income taxes, net	(2,996)
Other assets (liabilities), net	140
Total consideration	$9,517

Onyx’s preliminary goodwill at December 31, 2013 has been revised. Goodwill was reduced by $138 million due primarily to revisions which increased the acquisition date fair values of developed product technology rights by $280 million and deferred income taxes by $78 million, and decreased inventory by $80 million. The adjustments did not have a material effect on our current or prior period financial statements.
The developed product technology rights acquired relate to Kyprolis® which is approved in the United States. This product technology is being amortized on a straight-line basis over the estimated useful life of 12 years.
Licensing rights acquired represent the aggregate estimated fair values of receiving future milestone, royalty and/or profit sharing payments associated with various contract agreements that were entered into by Onyx prior to the acquisition. The weighted-average useful life of these finite-lived intangible assets is ten years, and they are being amortized on a straight-line basis.
Our accounting for this acquisition is preliminary. The fair value estimates for the assets acquired and liabilities assumed were based upon preliminary calculations and valuations, and our estimates and assumptions are subject to change as we obtain additional information for our estimates during the measurement period (up to one year from the acquisition date). The primary areas of those preliminary estimates that are not yet finalized relate to certain tax matters.
Filgrastim and pegfilgrastim rights acquisition
In October 2013, we entered into an agreement to acquire the licenses to filgrastim and pegfilgrastim effective January 1, 2014 (acquisition date), that were held by F. Hoffmann-La Roche Ltd. (Roche) in approximately 100 markets in Eastern Europe, Latin America, Asia, the Middle East and Africa (Product Rights), and to settle our preexisting relationship related to the Product Rights for total consideration of $497 million. The acquisition of the Product Rights was accounted for as a business combination as the acquired rights and processes are capable of producing an immediate return to us, and the settlement of the preexisting relationship was accounted for separately from the business combination.
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
The settlement of the preexisting relationship relates to a supply contract between Amgen and Roche that was terminated as a result of the acquisition of the Product Rights. The fair value of the contract of $99 million was recognized in Cost of sales in the Condensed Consolidated Statement of Income for the six months ended June 30, 2014.
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
3. Income taxes
The effective tax rates for the three and six months ended June 30, 2014 were 12.0% and11.5%, respectively, compared with 10.5% and 2.0% for the corresponding periods of the prior year. The effective rates are different from the federal statutory rates primarily as a result of indefinitely invested earnings of our foreign operations. We do not provide for U.S. income taxes on undistributed earnings of our foreign operations that are intended to be invested indefinitely outside of the United States. In addition, the effective tax rates for both periods were reduced by foreign tax credits associated with the Puerto Rico excise tax described below.
The increase in our effective tax rate for the three months ended June 30, 2014, is due primarily to the exclusion of the benefit of the research and development (R&D) tax credit, which expired as of December 31, 2013, and was not reinstated as of June 30, 2014. The increase was offset partially by the favorable tax impact of changes in the jurisdictional mix of income and expenses due primarily to higher domestic acquisition-related expenses during the three months ended June 30, 2014.

The effective tax rate for the six months ended June 30, 2014, increased due primarily to two significant events that occurred during the three months ended March 31, 2013. First, we settled our examination with the Internal Revenue Service (IRS) for the years ended December 31, 2007, 2008 and 2009 in which we agreed to certain adjustments proposed by the IRS and remeasured our unrecognized tax benefits (UTBs) accordingly. Second, the American Taxpayer Relief Act of 2012, enacted during the first quarter of 2013, reinstated the federal R&D tax credit for 2012 and 2013. Therefore, our effective tax rate for the six months ended June 30, 2013, included a benefit for the full-year 2012 R&D tax credit, recorded as a discrete item in the first quarter of 2013. The increase was offset partially by the favorable tax impact of changes in the jurisdictional mix of income and expenses due primarily to higher domestic acquisition-related expenses in 2014.
Puerto Rico imposes an excise tax on the gross intercompany purchase price of goods and services from our manufacturing subsidiary in Puerto Rico. The rate was 2.75% in the first half of 2013 and 4.0% effective July 1, 2013 through December 31, 2017. We account for the excise tax as a manufacturing cost that is capitalized in inventory and expensed in cost of sales when the related products are sold. For U.S. income tax purposes, the excise tax results in foreign tax credits that are generally recognized in our provision for income taxes when the excise tax is incurred. Excluding the impact of the Puerto Rico excise tax, our effective tax rates for the three and six months ended June 30, 2014, would have been 16.7% and 16.2%, respectively, compared with 15.6% and 7.5% for the corresponding periods of the prior year.
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
During the three and six months ended June 30, 2014, the gross amount of our UTBs increased by approximately $100 million and $165 million, respectively, as a result of tax positions taken during the current year. Substantially all of the UTBs as of June 30, 2014, if recognized, would affect our effective tax rate. As of June 30, 2014, we believe it is reasonably possible that our gross liabilities for UTBs may decrease by approximately $70 million within the succeeding 12 months due to the resolution of state audits.
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
The computation for basic and diluted EPS was as follows (in millions, except per share data):

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Income (Numerator):
Net income for basic and diluted EPS	$1,547	$1,258	$2,620	$2,692

Shares (Denominator):
Weighted-average shares for basic EPS	759	752	758	752
Effect of dilutive securities	9	12	10	12
Weighted-average shares for diluted EPS	768	764	768	764

Basic EPS	$2.04	$1.67	$3.46	$3.58
Diluted EPS	$2.01	$1.65	$3.41	$3.52
For the three and six months ended June 30, 2014 and 2013, the number of anti-dilutive employee stock-based awards excluded from the computation of diluted EPS was not significant.

5. Available-for-sale investments
The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair values of available-for-sale investments by type of security were as follows (in millions):

Type of security as of June 30, 2014	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
U.S. Treasury securities	$2,886	$5	$(2)	$2,889
Other government-related debt securities:
U.S.	963	1	(3)	961
Foreign and other	1,547	26	(9)	1,564
Corporate debt securities:
Financial	5,131	35	(3)	5,163
Industrial	5,337	46	(10)	5,373
Other	570	5	(1)	574
Residential mortgage-backed securities	1,746	5	(11)	1,740
Other mortgage- and asset-backed securities	1,926	1	(53)	1,874
Money market mutual funds	3,328	—	—	3,328
Other short-term interest-bearing securities	2,138	—	—	2,138
Total interest-bearing securities	25,572	124	(92)	25,604
Equity securities	86	—	(4)	82
Total available-for-sale investments	$25,658	$124	$(96)	$25,686

Type of security as of December 31, 2013	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
U.S. Treasury securities	$4,737	$2	$(9)	$4,730
Other government-related debt securities:
U.S.	1,087	—	(8)	1,079
Foreign and other	1,574	13	(41)	1,546
Corporate debt securities:
Financial	3,667	28	(19)	3,676
Industrial	3,745	36	(21)	3,760
Other	388	4	(2)	390
Residential mortgage-backed securities	1,478	3	(21)	1,460
Other mortgage- and asset-backed securities	1,555	1	(45)	1,511
Money market mutual funds	3,366	—	—	3,366
Other short-term interest-bearing securities	750	—	—	750
Total interest-bearing securities	22,347	87	(166)	22,268
Equity securities	85	10	—	95
Total available-for-sale investments	$22,432	$97	$(166)	$22,363

The fair values of available-for-sale investments by classification in the Condensed Consolidated Balance Sheets were as follows (in millions):

Classification in the Condensed Consolidated Balance Sheets	June 30, 2014	December 31, 2013
Cash and cash equivalents	$3,768	$3,266
Marketable securities	21,836	15,596
Other assets — noncurrent	82	95
Restricted investments	—	3,406
Total available-for-sale investments	$25,686	$22,363
Cash and cash equivalents in the table above excludes cash of $584 million and $539 million as of June 30, 2014, and December 31, 2013, respectively. Restricted investments in the table above excludes $6 million of interest receivable as of December 31, 2013.
The fair values of available-for-sale interest-bearing security investments by contractual maturity, except for mortgage- and asset- backed securities that do not have a single maturity date, were as follows (in millions):

Contractual maturity	June 30, 2014	December 31, 2013
Maturing in one year or less	$5,820	$6,799
Maturing after one year through three years	5,927	4,785
Maturing after three years through five years	7,394	6,057
Maturing after five years through ten years	2,671	1,656
Maturing after ten years	178	—
Mortgage- and asset-backed securities	3,614	2,971
Total interest-bearing securities	$25,604	$22,268
For the three months ended June 30, 2014 and 2013, realized gains totaled $57 million and $33 million, respectively, and realized losses totaled $17 million and $26 million, respectively. For the six months ended June 30, 2014 and 2013, realized gains totaled $85 million and $118 million, respectively, and realized losses totaled $43 million and $44 million, respectively. The cost of securities sold is based on the specific identification method.
The unrealized losses on available-for-sale investments and their related fair values were as follows (in millions):

	Less than 12 months		12 months or greater
Type of security as of June 30, 2014	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. Treasury securities	$700	$(1)	$280	$(1)
Other government-related debt securities:
U.S.	—	—	323	(3)
Foreign and other	148	(2)	277	(7)
Corporate debt securities:
Financial	1,047	(2)	134	(1)
Industrial	1,831	(9)	130	(1)
Other	126	(1)	—	—
Residential mortgage-backed securities	459	(3)	462	(8)
Other mortgage- and asset-backed securities	514	(5)	860	(48)
Equity securities	16	(4)	—	—
Total	$4,841	$(27)	$2,466	$(69)

	Less than 12 months		12 months or greater
Type of security as of December 31, 2013	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. Treasury securities	$2,362	$(9)	$—	$—
Other government-related debt securities:
U.S.	789	(8)	—	—
Foreign and other	986	(38)	39	(3)
Corporate debt securities:
Financial	1,781	(19)	—	—
Industrial	1,543	(21)	1	—
Other	182	(2)	—	—
Residential mortgage-backed securities	794	(14)	257	(7)
Other mortgage- and asset-backed securities	982	(29)	313	(16)
Total	$9,419	$(140)	$610	$(26)
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
We review our available-for-sale investments for other-than-temporary declines in fair value below our cost basis each quarter and whenever events or changes in circumstances indicate that the cost basis of an asset may not be recoverable. This evaluation is based on a number of factors, including the length of time and the extent to which the fair value has been below our cost basis and adverse conditions related specifically to the security, including any changes to the credit rating of the security. As of June 30, 2014, and December 31, 2013, we believe the cost bases for our available-for-sale investments were recoverable in all material respects.
6. Inventories
Inventories consisted of the following (in millions):

	June 30, 2014	December 31, 2013
Raw materials	$202	$217
Work in process	1,836	2,064
Finished goods	916	738
Total inventories	$2,954	$3,019
7. Goodwill and other intangible assets
Goodwill
The changes in the carrying amounts of goodwill were as follows (in millions):

	Six months ended June 30,
	2014	2013
Beginning balance	$14,968	$12,662
Goodwill related to acquisitions of businesses(1)	(128)	(46)
Currency translation adjustments	4	(38)
Ending balance	$14,844	$12,578

(1)
Composed primarily of adjustments to goodwill resulting from changes to the acquisition date fair values of net assets acquired in business combinations recorded during their respective measurement periods.

Identifiable intangible assets
Identifiable intangible assets consisted of the following (in millions):

	June 30, 2014			December 31, 2013
	Gross carrying amount	Accumulated amortization	Intangible assets, net	Gross carrying amount	Accumulated amortization	Intangible assets, net
Finite-lived intangible assets:
Developed product technology rights	$10,421	$(3,753)	$6,668	$10,130	$(3,347)	$6,783
Licensing rights	3,241	(543)	2,698	3,241	(366)	2,875
R&D technology rights	1,206	(538)	668	1,207	(496)	711
Marketing-related rights	1,251	(439)	812	619	(366)	253
Total finite-lived intangible assets	16,119	(5,273)	10,846	15,197	(4,575)	10,622
Indefinite-lived intangible assets:
IPR&D	2,653	—	2,653	2,640	—	2,640
Total identifiable intangible assets	$18,772	$(5,273)	$13,499	$17,837	$(4,575)	$13,262
Developed product technology rights consist of rights related to marketed products acquired in business combinations. Licensing rights are composed primarily of intangible assets acquired as part of the acquisition of Onyx (see Note 2, Business combinations), capitalized payments to third parties for milestones related to regulatory approvals to commercialize products and up-front payments associated with royalty obligations for marketed products. R&D technology rights consist of technology used in R&D with alternative future uses. Marketing-related intangible assets are composed primarily of rights related to the sale and distribution of marketed products, including assets purchased from the Glaxo Group Limited (Glaxo) discussed below and licenses to filgrastim and pegfilgrastim acquired from Roche (see Note 2, Business combinations).
On April 1, 2014, we entered into a Termination and Transition Agreement (the Transition Agreement) with Glaxo which terminated, in part, and amended, in part, our agreement with Glaxo (the Collaboration Agreement) for the commercialization of denosumab for osteoporosis indications in certain geographic territories, including the European Union (EU), Switzerland, Australia, Norway, Russia and Mexico. The Transition Agreement terminated the Collaboration Agreement for all countries and regions, except for Australia. All commercial activities assigned to Glaxo under the Collaboration Agreement other than those in Australia will be transitioned back to us no later than December 31, 2014. In exchange for the early termination (except Australia) of the Collaboration Agreement, we will make payments to Glaxo totaling $275 million, which represents the reacquisition of a previously shared economic interest in geographic territories where we were already marketing denosumab and accordingly, the transaction was accounted for as an acquisition of identifiable intangible assets.
The Transition Agreement does not change the terms of the related Expansion Agreement under which Glaxo will commercialize denosumab for all indications in certain other geographic territories.
IPR&D consists of R&D projects acquired in a business combination which are not complete due to remaining technological risks and/or lack of receipt of the required regulatory approvals. These projects include Kyprolis®, a treatment for multiple myeloma being developed for use outside the United States (excluding Japan) acquired in the Onyx transaction (see Note 2, Business combinations); AMG 416 (formerly known as velcalcetide), a treatment for secondary hyperparathyroidism in patients with chronic kidney disease who are on dialysis; blinatumomab, a treatment for acute lymphoblastic leukemia (ALL), and talimogene laherparepvec, a treatment for melanoma.
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
During the three months ended June 30, 2014 and 2013, we recognized amortization charges associated with our finite-lived intangible assets of $341 million and $119 million, respectively. During the six months ended June 30, 2014 and 2013, we recognized amortization charges associated with our finite-lived intangible assets of $698 million and $236 million, respectively. The total estimated amortization charges for our finite-lived intangible assets for the six months ended December 31, 2014, and the years ended December 31, 2015, 2016, 2017, 2018 and 2019, are $670 million, $1.3 billion, $1.3 billion, $1.2 billion, $999 million and $926 million, respectively.
8. Financing arrangements
The carrying values and the fixed contractual coupon rates, as applicable, of our long-term borrowings were as follows (in millions):

	June 30, 2014	December 31, 2013
1.875% notes due 2014 (1.875% 2014 Notes)	$1,000	$1,000
4.85% notes due 2014 (4.85% 2014 Notes)	1,000	1,000
2.30% notes due 2016 (2.30% 2016 Notes)	749	749
2.50% notes due 2016 (2.50% 2016 Notes)	1,000	999
Floating Rate Notes due 2017	600	—
1.25% notes due 2017 (1.25% 2017 Notes)	849	—
2.125% notes due 2017 (2.125% 2017 Notes)	1,249	1,248
5.85% notes due 2017 (5.85% 2017 Notes)	1,099	1,099
6.15% notes due 2018 (6.15% 2018 Notes)	500	500
Master Repurchase Agreement obligation due 2018	—	3,100
Term Loan due 2018	4,625	4,875
4.375% euro-denominated notes due 2018 (4.375% 2018 euro Notes)	748	751
Floating Rate Notes due 2019	250	—
2.20% notes due 2019 (2.20% 2019 Notes)	1,397	—
5.70% notes due 2019 (5.70% 2019 Notes)	999	999
2.125% euro-denominated notes due 2019 (2.125% 2019 euro Notes)	922	925
4.50% notes due 2020 (4.50% 2020 Notes)	300	300
3.45% notes due 2020 (3.45% 2020 Notes)	898	898
4.10% notes due 2021 (4.10% 2021 Notes)	998	998
3.875% notes due 2021 (3.875% 2021 Notes)	1,746	1,746
3.625% notes due 2022 (3.625% 2022 Notes)	747	747
3.625% notes due 2024 (3.625% 2024 Notes)	1,398	—
5.50% pound-sterling-denominated notes due 2026 (5.50% 2026 pound sterling Notes)	807	781
4.00% pound-sterling-denominated notes due 2029 (4.00% 2029 pound sterling Notes)	1,183	1,144
6.375% notes due 2037 (6.375% 2037 Notes)	899	899
6.90% notes due 2038 (6.90% 2038 Notes)	499	499
6.40% notes due 2039 (6.40% 2039 Notes)	996	996
5.75% notes due 2040 (5.75% 2040 Notes)	697	697
4.95% notes due 2041 (4.95% 2041 Notes)	596	596
5.15% notes due 2041 (5.15% 2041 Notes)	2,233	2,233
5.65% notes due 2042 (5.65% 2042 Notes)	1,244	1,244
5.375% notes due 2043 (5.375% 2043 Notes)	1,000	1,000
Other notes	100	105
Total debt	33,328	32,128
Less current portion	(2,500)	(2,505)
Total noncurrent debt	$30,828	$29,623

Debt repayments
During the six months ended June 30, 2014, we repurchased all of the Class A preferred shares of ATL Holdings that were subject to a Master Repurchase Agreement for $3.1 billion. We also repaid $250 million of principal on our Term Loan Credit Facility and $5 million of Other notes.
Debt issuances
In May 2014, we issued $4.5 billion aggregate principal amount of notes, comprised of the Floating Rate Notes due 2017, the 1.25% 2017 Notes, the Floating Rate Notes due 2019, the 2.20% 2019 Notes and the 3.625% 2024 Notes. The Floating Rate Notes due in 2017 and 2019 bear interest equal to three-month London Interbank Offered Rates (LIBOR) plus 0.38% and three-month LIBOR plus 0.60%, respectively, and are not subject to redemption at our option. The fixed rate notes that were issued may be redeemed at any time at our option, in whole or in part, at the principal amount of the notes being redeemed plus accrued and unpaid interest and, except as discussed below, a “make-whole” amount, as defined. The 2.20% 2019 Notes and 3.625% 2024 Notes may be redeemed without payment of a "make-whole" amount if they are redeemed on or after one month or three months, respectively, prior to their maturity dates. In the event of a change in control triggering event, as defined, we may be required to purchase all or a portion of the notes at a price equal to 101% of the principal amount of the notes plus accrued and unpaid interest. Debt issuance costs incurred in connection with the issuance of these notes totaling approximately $18 million are being amortized over the respective lives of the notes, and the related charge is included in Interest expense, net in the Condensed Consolidated Statements of Income.
9. Stockholders’ equity
Stock repurchase program
We had no repurchases under our stock repurchase program during the six months ended June 30, 2014. As of June 30, 2014, $1.6 billion remained available under our Board of Directors-approved stock repurchase program.
Dividends
On December 13, 2013, the Board of Directors declared a quarterly cash dividend of $0.61 per share of common stock, which was paid on March 7, 2014. On March 5, 2014, the Board of Directors declared a quarterly cash dividend of $0.61 per share of common stock, which was paid on June 6, 2014. On July 25, 2014, the Board of Directors declared a quarterly cash dividend of $0.61 per share of common stock, which will be paid on September 5, 2014, to all stockholders of record as of the close of business on August 14, 2014.
Accumulated other comprehensive income
The components of accumulated other comprehensive income (AOCI) were as follows (in millions):

	Foreign currency translation	Cash flow hedges	Available-for-sale securities	Other	AOCI
Balance as of December 31, 2013	$(68)	$(33)	$(43)	$(17)	$(161)
Foreign currency translation adjustments	(12)	—	—	—	(12)
Unrealized gains	—	17	66	1	84
Reclassification adjustments to income	—	(14)	(2)	—	(16)
Income taxes	4	(1)	(24)	—	(21)
Balance as of March 31, 2014	$(76)	$(31)	$(3)	$(16)	$(126)
Foreign currency translation adjustments	9	—	—	—	9
Unrealized gains	—	8	73	—	81
Reclassification adjustments to income	—	(48)	(40)	—	(88)
Income taxes	(2)	15	(12)	—	1
Balance as of June 30, 2014	$(69)	$(56)	$18	$(16)	$(123)

The reclassifications out of AOCI to Net income were as follows (in millions):

	Amounts reclassified out of AOCI
Components of AOCI	Three months ended June 30, 2014	Three months ended June 30, 2013	Line item affected in the Statements of Income
Cash flow hedges:
Foreign currency contract gains	$—	$7	Product sales
Cross-currency swap contract gains	48	12	Interest and other income, net
Forward interest rate contract losses	—	(1)	Interest expense, net
	48	18	Total before income tax
	(18)	(7)	Tax expense
	$30	$11	Net of taxes
Available-for-sale securities:
Net realized gains	$40	$7	Interest and other income, net
	(15)	(3)	Tax expense
	$25	$4	Net of taxes

	Amounts reclassified out of AOCI
Components of AOCI	Six months ended June 30, 2014	Six months ended June 30, 2013	Line item affected in the Statements of Income
Cash flow hedges:
Foreign currency contract gains	$—	$3	Product sales
Cross-currency swap contract gains (losses)	62	(128)	Interest and other income, net
Forward interest rate contract losses	—	(1)	Interest expense, net
	62	(126)	Total before income tax
	(23)	46	Tax (expense)/benefit
	$39	$(80)	Net of taxes
Available-for-sale securities:
Net realized gains	$42	$74	Interest and other income, net
	(16)	(28)	Tax expense
	$26	$46	Net of taxes

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
The fair value of each major class of the Company’s financial assets and liabilities measured at fair value on a recurring basis was as follows (in millions):

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Fair value measurement
as of June 30, 2014, using:				Total
Assets:
Available-for-sale investments:
U.S. Treasury securities	$2,889	$—	$—	$2,889
Other government-related debt securities:
U.S.	—	961	—	961
Foreign and other	—	1,564	—	1,564
Corporate debt securities:
Financial	—	5,163	—	5,163
Industrial	—	5,373	—	5,373
Other	—	574	—	574
Residential mortgage-backed securities	—	1,740	—	1,740
Other mortgage- and asset-backed securities	—	1,874	—	1,874
Money market mutual funds	3,328	—	—	3,328
Other short-term interest-bearing securities	—	2,138	—	2,138
Equity securities	82	—	—	82
Derivatives:
Foreign currency contracts	—	32	—	32
Cross-currency swap contracts	—	214	—	214
Interest rate swap contracts	—	30	—	30
Total assets	$6,299	$19,663	$—	$25,962

Liabilities:
Derivatives:
Foreign currency contracts	$—	$83	$—	$83
Cross-currency swap contracts	—	1	—	1
Interest rate swap contracts	—	66	—	66
Contingent consideration obligations in connection with business combinations	—	—	610	610
Total liabilities	$—	$150	$610	$760

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Fair value measurement
as of December 31, 2013, using:				Total
Assets:
Available-for-sale investments:
U.S. Treasury securities	$4,730	$—	$—	$4,730
Other government-related debt securities:
U.S.	—	1,079	—	1,079
Foreign and other	—	1,546	—	1,546
Corporate debt securities:
Financial	—	3,676	—	3,676
Industrial	—	3,760	—	3,760
Other	—	390	—	390
Residential mortgage-backed securities	—	1,460	—	1,460
Other mortgage- and asset-backed securities	—	1,511	—	1,511
Money market mutual funds	3,366	—	—	3,366
Other short-term interest-bearing securities	—	750	—	750
Equity securities	95	—	—	95
Derivatives:
Foreign currency contracts	—	53	—	53
Cross-currency swap contracts	—	193	—	193
Total assets	$8,191	$14,418	$—	$22,609

Liabilities:
Derivatives:
Foreign currency contracts	$—	$107	$—	$107
Cross-currency swap contracts	—	4	—	4
Interest rate swap contracts	—	161	—	161
Contingent consideration obligations in connection with business combinations	—	—	595	595
Total liabilities	$—	$272	$595	$867
The fair values of our U.S. Treasury securities, money market mutual funds and equity securities are based on quoted market prices in active markets with no valuation adjustment.
Most of our other government-related and corporate debt securities are investment grade with maturity dates of five years or less from the balance sheet date. Our other government-related debt securities portfolio is composed of securities with weighted-average credit ratings of A by Standard & Poor's Financial Services LLC (S&P), A+ by Moody's Investor Service, Inc. (Moody's) or Fitch, Inc. (Fitch); and our corporate debt securities portfolio has a weighted-average credit rating of BBB+ by S&P or Moody's, and A- by Fitch. We estimate the fair values of these securities by taking into consideration valuations obtained from third-party pricing services. The pricing services utilize industry standard valuation models, including both income- and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities; issuer credit spreads; benchmark securities; and other observable inputs.
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
Contingent consideration obligations
We have incurred contingent consideration obligations as the result of our acquisition of a business and upon the assumption of contingent consideration obligations incurred by an acquired company discussed below. These contingent consideration obligations are recorded at their estimated fair values, and we revalue these obligations each reporting period until the related contingencies are resolved. The fair value measurements of these obligations are based on significant unobservable inputs related to product candidates acquired in the business combinations and are reviewed quarterly by management in our R&D and commercial sales organizations. These inputs include, as applicable, estimated probabilities and timing of achieving specified regulatory and commercial milestones and estimated annual sales. Significant changes which increase or decrease the probabilities of achieving the related regulatory and commercial events, shorten or lengthen the time required to achieve such events, or increase or decrease estimated annual sales would result in corresponding increases or decreases in the fair values of these obligations, as applicable. Changes in fair values of contingent consideration obligations are recognized in Other operating expenses in the Condensed Consolidated Statements of Income.
The changes in carrying amounts of contingent consideration obligations were as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Beginning balance	$596	$222	$595	$221
Net changes in valuation	14	110	15	111
Ending balance	$610	$332	$610	$332
As a result of our acquisition of BioVex Group, Inc. (BioVex) in March 2011, we are obligated to pay its former shareholders up to $575 million of additional consideration contingent upon achieving separate regulatory and sales-related milestones with regard to talimogene laherparepvec, which was acquired in the acquisition and is currently in clinical development for the treatment of melanoma. The three largest of these potential payments are $125 million each, including the amounts due: (i) upon the filing of a Biologics License Application (BLA) with the U.S. Food and Drug Administration (FDA), (ii) upon the first commercial sale in the United States following receipt of marketing approval for use of the product in specified patient populations and (iii) upon achievement of an agreed level of worldwide sales within a specified period of time. Up to $200 million of additional consideration is due in payments of varying amounts upon achievement of certain other regulatory and sales-related milestones.
We estimate the fair values of the obligations to the former shareholders of BioVex by using a combination of probability-adjusted discounted cash flows, option pricing techniques and a simulation model of expected annual sales. In July 2014, we submitted a BLA in the United States for regionally and distantly metastatic melanoma. As a result of our quarterly review of the key assumptions, the estimated aggregate fair value of the contingent consideration obligations increased by $13 million during the three months ended June 30, 2014 to a fair value of $347 million as of June 30, 2014.
We assumed contingent consideration obligations upon the acquisition of Onyx arising from Onyx's 2009 acquisition of Proteolix, Inc. There are two separate milestone payments of $150 million each which would be triggered if Kyprolis® receives specified marketing approvals for relapsed multiple myeloma on or before March 31, 2016, by each of the FDA and the European

Medicines Agency. We estimate the fair values of contingent obligations to the former shareholders of Proteolix, Inc. by using probability-adjusted discounted cash flows. The estimated aggregate fair value of the contingent consideration obligations increased by $1 million and $2 million during the three and six months ended June 30, 2014, respectively, to a fair value of $263 million as of June 30, 2014.
There have been no transfers of assets or liabilities between the fair value measurement levels, and there were no material remeasurements to fair value during the six months ended June 30, 2014 and 2013, of assets and liabilities that are not measured at fair value on a recurring basis.
Summary of the fair value of other financial instruments
Cash equivalents
The estimated fair values of cash equivalents approximate their carrying values due to the short-term nature of these financial instruments.
Borrowings
We estimated the fair value of our long-term debt (Level 2) by taking into consideration indicative prices obtained from a third-party financial institution that utilizes industry standard valuation models, including both income- and market-based approaches, for which all significant inputs are observable either directly or indirectly. These inputs include reported trades of and broker/dealer quotes on the same or similar securities; credit spreads; benchmark yields; foreign currency exchange rates, as applicable; and other observable inputs. As of June 30, 2014, and December 31, 2013, the aggregate fair values of our long-term debt were $35.6 billion and $33.5 billion, respectively, and the carrying values were $33.3 billion and $32.1 billion, respectively.
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
Cash flow hedges
We are exposed to possible changes in the values of certain anticipated foreign currency cash flows resulting from changes in foreign currency exchange rates, associated primarily with our euro-denominated international product sales. Increases and decreases in the cash flows associated with our international product sales due to movements in foreign currency exchange rates are offset partially by the corresponding increases and decreases in our international operating expenses resulting from these foreign currency exchange rate movements. To further reduce our exposure to foreign currency exchange rate fluctuations on our international product sales, we enter into foreign currency forward and option contracts to hedge a portion of our projected international product sales primarily over a three-year time horizon, with, at any given point in time, a higher percentage of nearer-term projected product sales being hedged than in successive periods. As of June 30, 2014, and December 31, 2013, we had open foreign currency forward contracts with notional amounts of $4.0 billion and open foreign currency option contracts with notional amounts of $342 million and $516 million, respectively. These foreign currency forward and option contracts, primarily euro based, have been designated as cash flow hedges, and accordingly, the effective portions of the unrealized gains and losses on these contracts are reported in AOCI in the Condensed Consolidated Balance Sheets and reclassified to earnings in the same periods during which the hedged transactions affect earnings.
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
The effective portions of the unrealized gain/(loss) recognized in other comprehensive income for our derivative instruments designated as cash flow hedges were as follows (in millions):

	Three months ended		Six months ended
	June 30,		June 30,
Derivatives in cash flow hedging relationships	2014	2013	2014	2013
Foreign currency contracts	$(13)	$21	$—	$121
Cross-currency swap contracts	21	32	25	(93)
Total	$8	$53	$25	$28
The locations in the Condensed Consolidated Statements of Income and the effective portions of the gain/(loss) reclassified out of AOCI into earnings for our derivative instruments designated as cash flow hedges were as follows (in millions):

		Three months ended		Six months ended
		June 30,		June 30,
Derivatives in cash flow hedging relationships	Statements of Income location	2014	2013	2014	2013
Foreign currency contracts	Product sales	$—	$7	$—	$3
Cross-currency swap contracts	Interest and other income, net	48	12	62	(128)
Forward interest rate contracts	Interest expense, net	—	(1)	—	(1)
Total		$48	$18	$62	$(126)
No portions of our cash flow hedge contracts are excluded from the assessment of hedge effectiveness, and the gains and losses of the ineffective portions of these hedging instruments were not material for the three and six months ended June 30, 2014 and 2013. As of June 30, 2014, the amounts expected to be reclassified out of AOCI into earnings over the next 12 months are approximately $36 million of net losses on our foreign currency and cross-currency swap contracts and approximately $1 million of losses on forward interest rate contracts.
Fair value hedges
To achieve a desired mix of fixed and floating interest rates on our long-term debt, we entered into interest rate swap contracts, which qualified and are designated as fair value hedges. The terms of these interest rate swap contracts correspond to the related hedged debt instruments and effectively converted a fixed interest rate coupon to a floating LIBOR-based coupon over the lives of the respective notes. During the year ended December 31, 2013, we entered into interest rate swap contracts with an aggregate notional amount of $4.4 billion with respect to our 3.45% 2020 Notes, 4.10% 2021 Notes, 3.875% 2021 Notes and 3.625% 2022 Notes. The contracts have rates that range from three-month LIBOR plus 1.1% to three-month LIBOR plus 2.0%. During the three months ended June 30, 2014, we entered into interest rate swap contracts with an aggregate notional amount of $2.25 billion with respect to our 1.25% 2017 Notes and our 2.20% 2019 Notes. The contracts have rates that range from three-month LIBOR plus 0.4% to three-month LIBOR plus 0.6%.
For derivative instruments that are designated and qualify as fair value hedges, the unrealized gain or loss on the derivative resulting from the change in fair value during the period as well as the offsetting unrealized loss or gain of the hedged item resulting from the change in fair value during the period attributable to the hedged risk is recognized in current earnings. For the three and six months ended June 30, 2014, we included the unrealized losses on the hedged debt of $63 million and $125 million, respectively, in the same line item, Interest expense, net, in the Condensed Consolidated Statements of Income, as the offsetting unrealized gains of $63 million and $125 million, respectively, on the related interest rate swap agreements. For the three and six months ended June 30, 2013, we included the unrealized gains on the hedged debt of $113 million and $91 million, respectively, in the same line item, Interest expense, net, in the Condensed Consolidated Statements of Income, as the offsetting unrealized losses of $113 million and $91 million, respectively, on the related interest rate swap agreements.

Derivatives not designated as hedges
We enter into foreign currency forward contracts that are not designated as hedging transactions to reduce our exposure to foreign currency fluctuations of certain assets and liabilities denominated in foreign currencies. These exposures are hedged on a month-to-month basis. As of June 30, 2014, and December 31, 2013, the total notional amounts of these foreign currency forward contracts were $878 million and $999 million, respectively.
The location in the Condensed Consolidated Statements of Income and the amount of gain/(loss) recognized in earnings for our derivative instruments not designated as hedging instruments were as follows (in millions):

		Three months ended		Six months ended
		June 30,		June 30,
Derivatives not designated as hedging instruments	Statements of Income location	2014	2013	2014	2013
Foreign currency contracts	Interest and other income, net	$(14)	$11	$(12)	$(5)
The fair values of derivatives included in the Condensed Consolidated Balance Sheets were as follows (in millions):

	Derivative assets		Derivative liabilities
June 30, 2014	Balance Sheet location	Fair value	Balance Sheet location	Fair value
Derivatives designated as hedging instruments:
Cross-currency swap contracts	Other current assets/ Other noncurrent assets	$214	Accrued liabilities/ Other noncurrent liabilities	$1
Foreign currency contracts	Other current assets/ Other noncurrent assets	31	Accrued liabilities/ Other noncurrent liabilities	82
Interest rate swap contracts	Other current assets/ Other noncurrent assets	30	Accrued liabilities/ Other noncurrent liabilities	66
Total derivatives designated as hedging instruments		275		149
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	1	Accrued liabilities	1
Total derivatives not designated as hedging instruments		1		1
Total derivatives		$276		$150

	Derivative assets		Derivative liabilities
December 31, 2013	Balance Sheet location	Fair value	Balance Sheet location	Fair value
Derivatives designated as hedging instruments:
Cross-currency swap contracts	Other current assets/ Other noncurrent assets	$193	Accrued liabilities/ Other noncurrent liabilities	$4
Foreign currency contracts	Other current assets/ Other noncurrent assets	53	Accrued liabilities/ Other noncurrent liabilities	104
Interest rate swap contracts	Other current assets/ Other noncurrent assets	—	Accrued liabilities/ Other noncurrent liabilities	161
Total derivatives designated as hedging instruments		246		269
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	—	Accrued liabilities	3
Total derivatives not designated as hedging instruments		—		3
Total derivatives		$246		$272

Our derivative contracts that were in liability positions as of June 30, 2014, contain certain credit-risk-related contingent provisions that would be triggered if: (i) we were to undergo a change in control and (ii) our or the surviving entity’s creditworthiness deteriorates, which is generally defined as having either a credit rating that is below investment grade or a materially weaker creditworthiness after the change in control. If these events were to occur, the counterparties would have the right, but not the obligation, to close the contracts under early-termination provisions. In such circumstances, the counterparties could request immediate settlement of these contracts for amounts that approximate the then current fair values of the contracts. In addition, our derivative contracts are not subject to any type of master netting arrangement, and amounts due to or from a counterparty under these contracts may only be offset against other amounts due to or from the same counterparty if an event of default or termination, as defined, were to occur.
The cash flow effects of our derivatives contracts for the six months ended June 30, 2014 and 2013, are included within Net cash provided by operating activities in the Condensed Consolidated Statements of Cash Flows.
12. Contingencies and commitments
Contingencies
In the ordinary course of business, we are involved in various legal proceedings and other matters—including those discussed in this Note—that are complex in nature and have outcomes that are difficult to predict. See Note 18, Contingencies and commitments to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2013, and Note 12, Contingencies and commitments to our condensed consolidated financial statements in our Quarterly Report on Form 10-Q for the period ended March 31, 2014, for further discussion of certain of our legal proceedings and other matters.
We record accruals for loss contingencies to the extent that we conclude that it is probable that a liability has been incurred and the amount of the related loss can be reasonably estimated. We evaluate, on a quarterly basis, developments in legal proceedings and other matters that could cause an increase or decrease in the amount of the liability that has been accrued previously.
Our legal proceedings range from cases brought by a single plaintiff to class actions with thousands of putative class members. These legal proceedings, as well as other matters, involve various aspects of our business and a variety of claims—including but not limited to patent infringement, marketing, pricing and trade practices and securities law—some of which present novel factual allegations and/or unique legal theories. In each of the matters described in this filing, in Note 18, Contingencies and commitments to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2013, or in Note 12, Contingencies and commitments to our condensed consolidated financial statements in our Quarterly Report on Form 10-Q for the period ended March 31, 2014, plaintiffs seek an award of a not-yet-quantified amount of damages or an amount that is not material. In addition, a number of the matters pending against us are at very early stages of the legal process, which in complex proceedings of the sort faced by us often extend for several years. As a result, none of the matters described in this filing have progressed sufficiently through discovery and/or development of important factual information and legal issues to enable us to estimate a range of possible loss, if any, or such amounts are not material. While it is not possible to accurately predict or determine the eventual outcomes of these items, an adverse determination in one or more of these items currently pending could have a material adverse effect on our consolidated results of operations, financial position or cash flows.
Certain recent developments concerning our legal proceedings and other matters are discussed below:
Federal Securities Litigation — In re Amgen Inc. Securities Litigation
On May 5, 2014, plaintiffs filed an unsealed, redacted version of their second consolidated amended complaint in this securities class action lawsuit. On May 13, 2014, Amgen and the other named defendants filed a motion to dismiss that complaint. On August 4, 2014, the court issued an order granting Amgen's and the other defendants’ motion to dismiss with respect to certain of the misrepresentations alleged in the complaint and otherwise denying the motion to dismiss. Following the court’s order, the complaint continues to allege that Amgen and certain of its officers and directors (the Federal Defendants) made false statements that resulted in: (i) deceiving the investing public regarding Amgen's prospects and business; (ii) artificially inflating the prices of Amgen's publicly traded securities; and (iii) causing plaintiff and other members of the class to purchase Amgen publicly traded securities at inflated prices. The complaint also continues to make off-label marketing allegations that, throughout the class period, the Federal Defendants improperly marketed Aranesp® (darbepoetin alfa) and EPOGEN® (epoetin alfa) for off-label uses while aware that there were alleged safety signals with these products. The named defendants have not changed and the alleged class period remains the same.
ERISA Litigation

On June 30, 2014, the U.S. Supreme Court granted the petition for certiorari filed by Amgen and the other named defendants, vacated the judgment of the U.S. Court of Appeals for the Ninth Circuit (the Ninth Circuit Court) and remanded this Employee

Retirement Income Security Act (ERISA) class action case to the Ninth Circuit Court for reconsideration in light of the U.S. Supreme Court’s decision in Fifth Third Bancorp v. Dudenhoeffer, decided June 25, 2014.
13. Subsequent event
On July 29, 2014, we announced a restructuring plan to invest in continuing innovation and the launch of our new pipeline molecules, while improving our cost structure. As part of the plan, we will reduce our staff by 2,400 to 2,900 by the end of 2015 and close our facilities in Washington state and Colorado. We will also reduce the number of buildings at our headquarters in Thousand Oaks, California. This is the first phase of our restructuring efforts, and we are evaluating additional efficiency initiatives, particularly in the area of shared services and other external expense categories to support our growth objectives.
We expect to incur pre-tax accounting charges in the range of $775 million to $950 million, primarily in 2014 and 2015. The charges are comprised of accelerated depreciation and asset impairment of between approximately $400 million to $500 million, and the staff reductions will result in an estimated $375 million to $450 million of charges. Approximately 40% of the total charges will result in cash outlays, primarily associated with staff separation costs.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-looking statements
This report and other documents we file with the U.S. Securities and Exchange Commission (SEC) contain forward-looking statements that are based on current expectations, estimates, forecasts and projections about us, our future performance, our business, our beliefs and our management’s assumptions. In addition, we, or others on our behalf, may make forward-looking statements in press releases or written statements or in our communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls and conference calls. Such words as “expect,” “anticipate,” “outlook,” “could,” “target,” “project,” “intend,” “plan,” “believe,” “seek,” “estimate,” “should,” “may,” “assume,” and “continue,” as well as variations of such words and similar expressions, are intended to identify such forward-looking statements. These statements are not guarantees of future performance, and they involve certain risks, uncertainties and assumptions that are difficult to predict. We describe our respective risks, uncertainties and assumptions that could affect the outcome or results of operations in Item 1A. Risk Factors in Part II herein. We have based our forward-looking statements on our management’s beliefs and assumptions based on information available to our management at the time the statements are made. We caution you that actual outcomes and results may differ materially from what is expressed, implied or forecast by our forward-looking statements. Reference is made in particular to forward-looking statements regarding product sales, regulatory activities, clinical trial results, reimbursement, expenses, EPS, liquidity and capital resources, trends and planned dividends, stock repurchases and restructuring plans. Except as required under the federal securities laws and the rules and regulations of the SEC, we do not have any intention or obligation to update publicly any forward-looking statements after the distribution of this report, whether as a result of new information, future events, changes in assumptions or otherwise.
Overview
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to assist the reader in understanding Amgen’s business. MD&A is provided as a supplement to, and should be read in conjunction with, our Annual Report on Form 10-K for the year ended December 31, 2013 and our Quarterly Report on Form 10-Q for the period ended March 31, 2014. Our results of operations discussed in MD&A are presented in conformity with GAAP.
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
Currently, we market primarily recombinant protein therapeutics for supportive cancer care, inflammation, nephrology and bone disease. Our principal products are Neulasta® (pegfilgrastim), NEUPOGEN® (filgrastim), Enbrel® (etanercept), XGEVA® (denosumab), Prolia® (denosumab), Sensipar®/Mimpara® (cinacalcet) and our erythropoiesis-stimulating agents: Aranesp® (darbepoetin alfa) and EPOGEN® (epoetin alfa). Our product sales outside the United States consist principally of sales in Europe. For the three and six months ended June 30, 2014, our principal products represented 92% of worldwide product sales. We market several other products including Vectibix® (panitumumab), Nplate® (romiplostim) and, through our wholly owned subsidiary Onyx, Kyprolis® (carfilzomib).

Significant developments
Following is a summary of selected significant developments affecting our business that have occurred since March 31, 2014. For additional developments or for a more comprehensive discussion of certain developments discussed below, see our Annual Report on Form 10-K for the year ended December 31, 2013 and our Quarterly Report on Form 10-Q for the period ended March 31, 2014.
Products/Pipeline
Brodalumab

•
In May 2014, we and AstraZeneca announced that the phase 3 AMAGINE-1TM study evaluating brodalumab in patients with moderate-to-severe plaque psoriasis met all primary and secondary endpoints for both evaluated doses.

Vectibix®

•
In May 2014, we announced that the FDA has approved Vectibix® for use in combination with FOLFOX, an oxaliplatin-based chemotherapy regimen, as first-line treatment in patients with wild-type KRAS (exon 2) metastatic colorectal cancer (mCRC).

Blinatumomab

•
In July 2014, we announced that the FDA has granted Breakthrough Therapy Designation to investigational bispecific T cell engager (BiTE®) antibody blinatumomab, for adults with Philadelphia-negative (Ph-) relapsed/refractory B-precursor ALL, a rapidly progressing cancer of the blood and bone marrow.

AMG 416 (formerly known as velcalcetide)

•
In July 2014, we announced that a phase 3 study evaluating AMG 416 for the treatment of secondary hyperparathyroidism in patients with chronic kidney disease receiving hemodialysis, met its primary and all secondary endpoints.

Ivabradine

•	In July 2014, we announced that we submitted a New Drug Application for chronic heart failure in the United States.
Talimogene laherparepvec

•	In July 2014, we announced that we submitted a BLA in the United States for regionally and distantly metastatic melanoma.
Kyprolis®

•
In August 2014, we and our subsidiary Onyx announced that a planned interim analysis demonstrated that the phase 3 clinical trial ASPIRE (CArfilzomib, Lenalidomide, and DexamethaSone versus Lenalidomide and Dexamethasone for the treatment of PatIents with Relapsed Multiple MyEloma) met its primary endpoint of progression-free survival. Patients treated with Kyprolis® for Injection in combination with Revlimid® (lenalidomide) and low-dose dexamethasone (KRd) lived significantly longer without their disease worsening (median 26.3 months) compared to patients treated with Revlimid and low-dose dexamethasone (Rd) (median 17.6 months). While the data for overall survival, a secondary endpoint, are not yet mature, the analysis showed a trend in favor of KRd that did not reach statistical significance. The safety profile observed in this study is consistent with the current U.S. Kyprolis® label, including the rate of cardiac events. Treatment discontinuation due to adverse events and on-study deaths were comparable between the two arms. No new safety signals were identified.

Reallocating Resources to Drive Growth

•
In July 2014, we announced a restructuring plan under which we will reduce staff by 2,400 to 2,900 by the end of 2015 and close our facilities in the states of Washington and Colorado. We will also reduce the number of buildings at our headquarters in Thousand Oaks, California. These actions will result in pre-tax accounting charges in the range of $775 million to $950 million, primarily incurred in 2014 and 2015.

Selected financial information
The following is an overview of our results of operations (dollar amounts in millions, except per share data):

	Three months ended			Six months ended
	June 30,			June 30,
	2014	2013	Change	2014	2013	Change
Product sales:
U.S.	$3,758	$3,561	6%	$7,047	$6,733	5%
Rest of the world (ROW)	1,191	1,034	15%	2,258	2,013	12%
Total product sales	4,949	4,595	8%	9,305	8,746	6%
Other revenues	231	84	*	396	171	*
Total revenues	$5,180	$4,679	11%	$9,701	$8,917	9%
Operating expenses	$3,278	$3,129	5%	$6,435	$5,925	9%
Operating income	$1,902	$1,550	23%	$3,266	$2,992	9%
Net income	$1,547	$1,258	23%	$2,620	$2,692	(3)%
Diluted EPS	$2.01	$1.65	22%	$3.41	$3.52	(3)%
Diluted shares	768	764	1%	768	764	1%
* Change in excess of 100%
The increase in global product sales for the three months ended June 30, 2014, was driven by the addition of Kyprolis® as a result of the Onyx acquisition on October 1, 2013 and ENBREL, Prolia® and XGEVA®. The increase in global product sales for the six months ended June 30, 2014, was driven by Kyprolis®, Prolia®, XGEVA® and Neulasta®. Product sales in the second quarter of 2013 included a positive adjustment of $185 million to previous estimates for managed Medicaid rebates based on claims experience (the Medicaid rebate estimate adjustment).
The increases in other revenues for the three and six months ended June 30, 2014, were due primarily to our Nexavar® collaboration revenues and Stivarga® royalties as a result of the Onyx acquisition.
The increases in operating expenses for the three and six months ended June 30, 2014, were driven primarily by Cost of sales as a result of acquisition-related expenses, including amortization of the acquired developed product technology rights.
The increases in net income and diluted EPS for the three months ended June 30, 2014, were driven by the increase in operating income. The decreases in net income and diluted EPS for the six months ended June 30, 2014, were due primarily to favorable tax items in the three months ended March 31, 2013.
Results of operations
Product sales
Worldwide product sales were as follows (dollar amounts in millions):

	Three months ended			Six months ended
	June 30,			June 30,
	2014	2013	Change	2014	2013	Change
Neulasta®/NEUPOGEN®	$1,429	$1,444	(1)%	$2,808	$2,782	1%
ENBREL	1,243	1,157	7%	2,231	2,196	2%
Aranesp®	517	524	(1)%	977	992	(2)%
EPOGEN®	512	502	2%	974	937	4%
XGEVA®	299	249	20%	578	472	22%
Prolia®	264	188	40%	460	330	39%
Sensipar®/Mimpara®	298	259	15%	568	523	9%
Other products	387	272	42%	709	514	38%
Total product sales	$4,949	$4,595	8%	$9,305	$8,746	6%
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
Neulasta®/NEUPOGEN®
Total Neulasta®/NEUPOGEN® sales by geographic region were as follows (dollar amounts in millions):

	Three months ended			Six months ended
	June 30,			June 30,
	2014	2013	Change	2014	2013	Change
Neulasta®— U.S.	$895	$897	—%	$1,747	$1,724	1%
Neulasta®— ROW	238	223	7%	476	435	9%
Total Neulasta®	1,133	1,120	1%	2,223	2,159	3%
NEUPOGEN®— U.S.	214	267	(20)%	428	509	(16)%
NEUPOGEN®— ROW	82	57	44%	157	114	38%
Total NEUPOGEN®	296	324	(9)%	585	623	(6)%
Total Neulasta®/NEUPOGEN®	$1,429	$1,444	(1)%	$2,808	$2,782	1%
Our material U.S. patents for filgrastim (NEUPOGEN®) expired in December 2013. We now face competition in the United States, which may have a material adverse impact over time on future sales of NEUPOGEN® and, to a lesser extent, Neulasta®. In addition, in July 2014, Sandoz Inc. announced that the FDA has accepted its BLA(k) for a biosimilar version of filgrastim under the new biosimilar regulatory pathway. Our outstanding material U.S. patent for pegfilgrastim (Neulasta®) expires in 2015.
Neulasta® and NEUPOGEN® underlying demand was slightly impacted by short- and long-acting competition in the United States and Europe, respectively. ROW included sales in new markets as a result of reacquiring rights to filgrastim and pegfilgrastim effective January 1, 2014.
The increase in global Neulasta® sales for the three months ended June 30, 2014, was driven mainly by an increase in the average net sales price in the United States, offset partially by the positive Medicaid rebate estimate adjustment in the prior year.
The increase in global Neulasta® sales for the six months ended June 30, 2014, was driven mainly by an increase in the average net sales price in the United States, offset partially by a unit decline in the United States.
The decreases in global NEUPOGEN® sales for the three and six months ended June 30, 2014, were driven by a unit decline in the United States and by the positive Medicaid rebate estimate adjustment in the prior year, offset partially by the increased sales as a result of reacquiring rights to filgrastim in certain regions.
ENBREL
Total ENBREL sales by geographic region were as follows (dollar amounts in millions):

	Three months ended			Six months ended
	June 30,			June 30,
	2014	2013	Change	2014	2013	Change
ENBREL — U.S.	$1,171	$1,089	8%	$2,095	$2,063	2%
ENBREL — Canada	72	68	6%	136	133	2%
Total ENBREL	$1,243	$1,157	7%	$2,231	$2,196	2%
The increase in ENBREL sales for the three months ended June 30, 2014, was driven primarily by an increase in the average net sales price. There was a slight inventory build at the end of the second quarter of 2014 that we expect will be drawn down in the third quarter of 2014.
The increase in ENBREL sales for the six months ended June 30, 2014, was driven primarily by an increase in the average net sales price, offset partially by a decline in unit demand.

Aranesp®
Total Aranesp® sales by geographic region were as follows (dollar amounts in millions):

	Three months ended			Six months ended
	June 30,			June 30,
	2014	2013	Change	2014	2013	Change
Aranesp® — U.S.	$223	$228	(2)%	$400	$396	1%
Aranesp® — ROW	294	296	(1)%	577	596	(3)%
Total Aranesp®	$517	$524	(1)%	$977	$992	(2)%
The decreases in global Aranesp® sales for the three and six months ended June 30, 2014, were driven primarily by the positive Medicaid rebate estimate adjustment in the prior year. Underlying demand continues to decrease slightly due to practice patterns in the United States and competitive pricing pressures in Europe.
EPOGEN®
Total EPOGEN® sales were as follows (dollar amounts in millions):

	Three months ended			Six months ended
	June 30,			June 30,
	2014	2013	Change	2014	2013	Change
EPOGEN® — U.S.	$512	$502	2%	$974	$937	4%
The increases in EPOGEN® sales for the three and six months ended June 30, 2014, were driven primarily by an increase in the average net sales price, offset partially by the positive Medicaid rebate estimate adjustment in the prior year. Unit demand continues to be relatively stable.
EPOGEN® and Aranesp® may face competition in the future from a launch of MIRCERA® in the United States. Pursuant to a December 2009 settlement agreement between Amgen and Roche, Roche is now allowed to begin selling MIRCERA® in the United States under terms of a limited license agreement.
XGEVA® and Prolia®
Total XGEVA® and total Prolia® sales by geographic region were as follows (dollar amounts in millions):

	Three months ended			Six months ended
	June 30,			June 30,
	2014	2013	Change	2014	2013	Change
XGEVA® — U.S.	$207	$189	10%	$407	$367	11%
XGEVA® — ROW	92	60	53%	171	105	63%
Total XGEVA®	299	249	20%	578	472	22%
Prolia® — U.S.	159	118	35%	278	205	36%
Prolia® — ROW	105	70	50%	182	125	46%
Total Prolia®	264	188	40%	460	330	39%
Total XGEVA®/Prolia®	$563	$437	29%	$1,038	$802	29%
The increases in global XGEVA® sales for the three and six months ended June 30, 2014, were driven by increases in unit demand. XGEVA® continues to capture share in a growing market despite competition from generic zoledronic acid.
The increases in global Prolia® sales for the three and six months ended June 30, 2014, were driven by increases in unit demand from share growth.

Sensipar®/Mimpara®
Total Sensipar®/Mimpara® sales by geographic region were as follows (dollar amounts in millions):

	Three months ended			Six months ended
	June 30,			June 30,
	2014	2013	Change	2014	2013	Change
Sensipar® — U.S.	$204	$178	15%	$382	$357	7%
Sensipar®/Mimpara® — ROW	94	81	16%	186	166	12%
Total Sensipar®/Mimpara®	$298	$259	15%	$568	$523	9%
The increases in global Sensipar®/Mimpara® sales for the three and six months ended June 30, 2014, were driven primarily by increases in the average net sales price in the United States and unit growth, offset partially by favorable changes in accounting estimates in the prior year.
Other products
Other product sales by geographic region were as follows (dollar amounts in millions):

	Three months ended			Six months ended
	June 30,			June 30,
	2014	2013	Change	2014	2013	Change
Vectibix® — U.S.	$36	$31	16%	$75	$58	29%
Vectibix® — ROW	96	62	55%	160	122	31%
Nplate® — U.S.	62	62	—%	124	117	6%
Nplate® — ROW	56	43	30%	107	84	27%
Kyprolis® — U.S.	75	—	N/A	137	—	N/A
Kyprolis® — ROW	3	—	N/A	9	—	N/A
Other — ROW	59	74	(20)%	97	133	(27)%
Total other products	$387	$272	42%	$709	$514	38%
Total U.S. — other products	$173	$93	86%	$336	$175	92%
Total ROW — other products	214	179	20%	373	339	10%
Total other products	$387	$272	42%	$709	$514	38%
Operating expenses
Operating expenses were as follows (dollar amounts in millions):

	Three months ended			Six months ended
	June 30,			June 30,
	2014	2013	Change	2014	2013	Change
Cost of sales	$1,081	$785	38%	$2,171	$1,529	42%
% of product sales	21.8%	17.1%		23.3%	17.5%
Research and development	$1,018	$967	5%	$2,045	$1,845	11%
% of product sales	20.6%	21.0%		22.0%	21.1%
Selling, general and administrative	$1,136	$1,256	(10)%	$2,159	$2,414	(11)%
% of product sales	23.0%	27.3%		23.2%	27.6%
Other	$43	$121	(64)%	$60	$137	(56)%

Cost of sales
Cost of sales increased to 21.8% and 23.3% of product sales for the three and six months ended June 30, 2014, respectively, driven by acquisition-related expenses that included $203 million and $422 million, respectively, of non-cash amortization of intangible assets acquired in the Onyx acquisition. The six months ended June 30, 2014, also included a $99-million charge related to the termination of the supply contract with Roche as a result of acquiring the licenses to filgrastim and pegfilgrastim effective January 1, 2014.
Excluding the impact of the Puerto Rico excise tax, Cost of sales would have been 19.9% and 21.3% of product sales for the three and six months ended June 30, 2014, respectively, compared with 15.5% and 15.6% of product sales for the corresponding periods of the prior year. See Note 3, Income taxes, to the condensed consolidated financial statements for further discussion of the Puerto Rico excise tax.
Research and development
The increase in R&D expenses for the three months ended June 30, 2014, was driven primarily by increased costs of $124 million associated with Onyx across all categories of R&D spend. Overall, costs associated with later stage clinical program support increased $88 million, offset partially by reduced expenses associated with marketed product support of $29 million and Discovery Research and Translational Sciences activities of $8 million.
The increase in R&D expenses for the six months ended June 30, 2014, was driven primarily by increased costs of $244 million associated with Onyx across all categories of R&D spend, as well as increased costs associated with other later stage clinical program support. Overall, costs associated with later stage clinical program support increased $264 million, offset partially by reduced expenses associated with marketed product support of $46 million and Discovery Research and Translational Sciences activities of $18 million.
Selling, general and administrative
The decreases in SG&A expenses for the three and six months ended June 30, 2014, were driven primarily by the expiration of the ENBREL profit share in October 2013, which reduced expenses by $242 million and $462 million, respectively. These declines were offset partially by the addition of $61 million and $118 million, respectively, as a result of the Onyx acquisition.
Other
Other operating expenses for the three and six months ended June 30, 2014, included certain charges related to our cost savings initiatives, primarily severance, of $23 million and $38 million and increases to the estimated aggregate fair value of the contingent consideration obligations of $14 million and $15 million, respectively.
Other operating expenses for the three and six months ended June 30, 2013, included increases to the estimated aggregate fair value of the contingent consideration obligations related to talimogene laherparepvec of $110 million and $111 million, respectively.
Restructuring
We announced a restructuring plan in July 2014, to invest in continuing innovation and the launch of our new pipeline molecules, while improving our cost structure. As a first step, we will reduce staff by 2,400 to 2,900 by the end of 2015 and close our facilities in the states of Washington and Colorado. Our headquarters will remain in Thousand Oaks, California with a reduced number of staff consolidated into fewer of the existing buildings. Company-wide, these actions will result in an approximate 23% reduction in our facilities footprint.
These actions will result in pre-tax accounting charges in the range of $775 million to $950 million, primarily incurred in 2014 and 2015. As a next step, we are evaluating additional efficiency initiatives, particularly in the area of shared services and other external expense categories to support our growth objectives.

Non-operating expenses/income and income taxes
Non-operating expenses/income and income taxes were as follows (dollar amounts in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Interest expense, net	$282	$241	$541	$504
Interest and other income, net	$138	$96	$237	$260
Provision for income taxes	$211	$147	$342	$56
Effective tax rate	12.0%	10.5%	11.5%	2.0%
Interest expense, net
The increase in interest expense, net for the three and six months ended June 30, 2014, was due primarily to the recognition of expenses in connection with the repayment of the Master Repurchase Agreement obligation and a higher average outstanding debt balance in the current year.
Interest and other income, net
The increase in interest and other income, net for the three months ended June 30, 2014, was due primarily to higher net gains on sales of investments recognized in the current year period.
The decrease in interest and other income, net for the six months ended June 30, 2014, was due primarily to higher net gains on sales of investments recognized in prior year period, most of which occurred during the first quarter of 2013.
Income taxes
Our effective tax rates for the three and six months ended June 30, 2014, were 12.0% and 11.5%, respectively, compared with 10.5% and 2.0% for the corresponding periods of the prior year. The increase in our effective tax rate for the three months ended June 30, 2014, is due primarily to the exclusion of the benefit of the R&D tax credit, which expired as of December 31, 2013, and was not reinstated as of June 30, 2014. The increase was offset partially by the favorable tax impact of changes in the jurisdictional mix of income and expenses due primarily to higher domestic acquisition-related expenses during the three months ended June 30, 2014.
For the six months ended June 30, 2014, the effective tax rate increased due primarily to two significant events that occurred during the three months ended March 31, 2013. First, we settled our federal income tax examination for the years ended December 31, 2007, 2008, and 2009 in which we agreed to certain adjustments and remeasured our UTBs accordingly, resulting in a net tax benefit of approximately $185 million. Second, our effective tax rate for the three months ended March 31, 2013, included a benefit of approximately $60 million for the full-year 2012 federal R&D tax credit, recorded as a discrete item in the first quarter of 2013. In addition, our effective tax rate for the six months ended June 30, 2014, does not include a benefit for the federal R&D tax credit. The increase was offset partially by the favorable tax impact of changes in the jurisdictional mix of income and expenses due primarily to higher domestic acquisition-related expenses during the six months ended June 30, 2014.
Excluding the impact of the Puerto Rico excise tax, our effective tax rates for the three and six months ended June 30, 2014, would have been 16.7% and 16.2%, respectively, compared with 15.6% and 7.5% for the corresponding periods of the prior year.
See Note 3, Income taxes, to the condensed consolidated financial statements for further discussion.
Financial condition, liquidity and capital resources
Selected financial data was as follows (in millions):

	June 30, 2014	December 31, 2013
Cash, cash equivalents and marketable securities	$26,188	$19,401
Restricted investments	—	3,412
Total cash, cash equivalents, marketable securities and restricted investments	$26,188	$22,813
Total assets	$69,534	$66,125
Current portion of long-term debt	$2,500	$2,505
Long-term debt	$30,828	$29,623
Stockholders’ equity	$24,382	$22,096

The Company intends to continue to return capital to stockholders through the payment of cash dividends, reflecting our confidence in the future cash flows of our business. Whether and when we declare dividends and the size of any dividend could be affected by a number of factors. (See our Annual Report on Form 10-K for the year ended December 31, 2013, Item 1A. Risk Factors — There can be no assurance that we will continue to declare cash dividends.) In December 2013 and March 2014, the Board of Directors declared a quarterly cash dividend of $0.61 per share of common stock, which was paid on March 7 and June 6, 2014, respectively. On July 25, 2014, the Board of Directors declared a quarterly cash dividend of $0.61 per share of common stock which will be paid on September 5, 2014.
The Company has also returned capital to stockholders through its stock repurchase program, however we have not made repurchases under this program since the first quarter of 2013. As of June 30, 2014, $1.6 billion remained available under our Board of Directors-approved stock repurchase program. While we may repurchase additional shares of our common stock in the future, we do not currently have plans to make any significant repurchases during the remainder of 2014 and 2015.
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
A significant portion of our operating cash flows is dependent on the timing of payments from our customers located in the United States and, to a lesser extent, our customers outside the United States, which include government-owned or -supported healthcare providers (government healthcare providers). Payments from these government healthcare providers are dependent in part on the economic stability and creditworthiness of their applicable country. Historically, some payments from a number of European government healthcare providers have extended beyond the contractual terms of sale, and regional economic uncertainty continues. In particular, credit and economic conditions in Southern Europe, particularly in Spain, Italy, Greece and Portugal, continue to adversely impact the timing of collections of our trade receivables in this region. As of June 30, 2014, accounts receivable in these four countries totaled $347 million, of which $216 million was past due. Although economic conditions in this region may continue to affect the average length of time it takes to collect payments, to date we have not incurred any significant losses related to these receivables; and the timing of payments in these countries has not had nor is it currently expected to have a material adverse impact on our overall operating cash flows. However, if government funding for healthcare were to become unavailable in these countries or if significant adverse adjustments to past payment practices were to occur, we might not be able to collect the entire balance of these receivables. We will continue working closely with these customers, monitoring the economic situation and taking appropriate actions as necessary.
Of our total cash, cash equivalents and marketable securities balances totaling $26.2 billion as of June 30, 2014, approximately $23 billion was generated from operations in foreign tax jurisdictions and is intended to be invested indefinitely outside of the United States. Under current tax laws, if these funds were repatriated for use in our U.S. operations, we would be required to pay additional U.S. federal and state income taxes at the applicable marginal tax rates.
Certain of our financing arrangements contain non-financial covenants. In addition, our revolving credit agreement and Term Loan Credit Facility each includes a financial covenant with respect to the level of our borrowings in relation to our equity, as defined. We were in compliance with all applicable covenants under these arrangements as of June 30, 2014. On July 30, 2014, we entered into a revolving credit agreement for a total commitment of $2.5 billion, which amends and restates our revolving credit agreement dated December 2, 2011 (the 2011 Agreement). This amended and restated agreement extended the commitment term from the 2011 Agreement, but is otherwise on substantially similar terms to the 2011 Agreement. The commitments of each bank under this amended and restated agreement have an initial term of five years and may be extended for up to two additional one-year periods with the agreement of the banks.

Cash flows
Our cash flow activities were as follows (in millions):

	Six months ended June 30,
	2014	2013
Net cash provided by operating activities	$3,369	$2,649
Net cash (used in) provided by investing activities	$(3,223)	$3,768
Net cash provided by (used in) financing activities	$401	$(3,868)
Operating
Cash provided by operating activities has been and is expected to continue to be our primary recurring source of funds. Cash provided by operating activities during the six months ended June 30, 2014, benefited from timing of receipts from customers, including the impact of $100 million received under a government-funded program in Spain, and lower payments to taxing authorities, offset partially by the termination of the supply contract with Roche.
Investing
Cash used in investing activities during the six months ended June 30, 2014, was due primarily to net activity related to marketable securities and restricted investments of $2.6 billion, capital expenditures of $345 million and cash paid for acquisitions of $115 million. Cash provided by investing activities during the six months ended June 30, 2013, was due primarily to net sales of marketable securities of $4.1 billion offset partially by capital expenditures of $317 million. Capital expenditures during the six months ended June 30, 2014 and 2013 were associated primarily with manufacturing capacity expansions in Singapore, Ireland and Puerto Rico, as well as other site developments. We currently estimate 2014 spending on capital projects and equipment to be approximately $800 million.
Financing
Cash provided by financing activities during the six months ended June 30, 2014, was due primarily to the net proceeds from the issuance of long-term debt of $4.5 billion offset partially by the repayment of long-term debt of $3.4 billion and the payment of dividends of $923 million.
Cash used in financing activities during the six months ended June 30, 2013, was due primarily to the cash settlement of the $2.5 billion principal amount of the 0.375% 2013 Convertible Notes which matured/converted, repurchases of our common stock of $832 million and the payment of dividends of $707 million, offset partially by proceeds from the issuance of common stock in connection with our equity award programs of $212 million.
See Note 8, Financing arrangements, and Note 9, Stockholders’ equity, to the condensed consolidated financial statements for further discussion.
Critical accounting policies
The preparation of our condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the notes to the financial statements. Some of those judgments can be subjective and complex, and therefore, actual results could differ materially from those estimates under different assumptions or conditions. A summary of our critical accounting policies is presented in Part II, Item 7, of our Annual Report on Form 10-K for the year ended December 31, 2013. There have been no material changes to our critical accounting policies during the six months ended June 30, 2014.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information about our market risk is disclosed in Part II, Item 7A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, and is incorporated herein by reference. Except as discussed below, there have been no material changes during the six months ended June 30, 2014, to the information provided in Part II, Item 7A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.
Interest rate sensitive financial instruments
In May 2014, we issued $4.5 billion aggregate principal amount of debt, comprised of fixed and floating rate notes, and we repaid $3.1 billion of floating rate debt. See Note 8, Financing arrangements in the condensed consolidated financial statements.

As of June 30, 2014, we had outstanding debt with a carrying value of $33.3 billion and a fair value of $35.6 billion. A hypothetical 100 basis point decrease in interest rates relative to interest rates at June 30, 2014, would have resulted in an increase of approximately $2.5 billion in the aggregate fair value of our outstanding debt on this date. The analysis for the debt does not consider the impact that hypothetical changes in interest rates would have on the related interest rate swap contracts and cross-currency swap contracts.
In connection with the issuance of a portion of fixed rate debt issued in May 2014, we entered into $2.25 billion aggregate notional amount of interest rate swap contracts, which qualified and were designated for accounting purposes as fair value hedges. These derivative contracts effectively converted a fixed-rate interest coupon to a floating-rate LIBOR-based coupon over the life of the respective notes. As of June 30, 2014, we had outstanding interest rate swap contracts with an aggregate notional amount of $6.65 billion. A hypothetical 100 basis point increase in interest rates relative to interest rates at June 30, 2014, would have resulted in a reduction in fair value of approximately $380 million on interest rate swap contracts on this date and would not result in a material effect on the related income or cash flows in the ensuing 12 months.

Item 4.	CONTROLS AND PROCEDURES
We maintain “disclosure controls and procedures,” as such term is defined under Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in Amgen’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to Amgen’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, Amgen’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and, in reaching a reasonable level of assurance, Amgen’s management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation under the supervision and with the participation of our management, including Amgen’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Amgen’s disclosure controls and procedures. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2014.
Management determined that, as of June 30, 2014, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS
See Note 12, Contingencies and commitments, to the condensed consolidated financial statements included in our Quarterly Reports on Form 10-Q for the periods ended June 30, 2014, and March 31, 2014, for discussions that are limited to certain recent developments concerning our legal proceedings. Those discussions should be read in conjunction with Note 18, Contingencies and commitments, to our consolidated financial statements in Part IV of our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 1A.	RISK FACTORS
This report and other documents we file with the SEC contain forward-looking statements that are based on current expectations, estimates, forecasts and projections about us, our future performance, our business, our beliefs and our management’s assumptions. These statements are not guarantees of future performance, and they involve certain risks, uncertainties and assumptions that are difficult to predict. You should carefully consider the risks and uncertainties facing our business. We have described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, the primary risks related to our business, and we periodically update those risks for material developments. Those risks are not the only ones facing us. Our business is also subject to the risks that affect many other companies, such as employment relations, general economic conditions, geopolitical events and international operations. Further, additional risks not currently known to us or that we currently believe are immaterial may in the future materially and adversely affect our business, operations, liquidity and stock price.
Below, we are providing, in supplemental form, the material changes to our risk factors that occurred during the past quarter. Our risk factors disclosed in Part 1, Item 1A, of our Annual Report, on Form 10-K for the fiscal year ended December 31, 2013, provide additional disclosure and context for these supplemental risks and are incorporated herein by reference.

We may experience difficulties, delays or unexpected costs and not achieve anticipated benefits and savings from our recently announced restructuring plan.
On July 29, 2014, we announced a plan to restructure our worldwide operations to deliver on the Company’s strategy while also improving the Company’s cost structure. As part of the restructuring plan, we plan to reduce staff and close or dispose of certain facilities. We may not realize, in full or in part, the anticipated benefits and savings from our restructuring efforts due to unforeseen difficulties, delays or unexpected costs, which may adversely affect our business and results of operations.
Following the completion of our restructuring, we must execute our core business initiatives with fewer human resources. We must also attract, retain and motivate key employees that are critical to our business. If we are unable to effectively execute with fewer staff members and/or attract, retain or motivate key employees, it  may adversely affect our business.

Item 6.	EXHIBITS
Reference is made to the Index to Exhibits included herein.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Amgen Inc.
(Registrant)

Date:	August 5, 2014	By:	/S/ DAVID W. MELINE
David W. Meline
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

4.6
Officer's Certificate of Amgen Inc., dated January 1, 1992, as supplemented by the First Supplemental Indenture, dated February 26, 1997, establishing a series of securities entitled “8 1/8% Debentures due April 1, 2097.” (Filed as an exhibit to Form 8-K on April 8, 1997 and incorporated herein by reference.)

4.7	Indenture, dated August 4, 2003. (Filed as an exhibit to Form S-3 Registration Statement on August 4, 2003 and incorporated herein by reference.)

4.8
Officers' Certificate of Amgen Inc., dated November 18, 2004, including forms of the Company’s 4.00% Senior Notes due 2009 and 4.85% Senior Notes due 2014. (Filed as an exhibit to Form 8-K on November 19, 2004 and incorporated herein by reference.)

4.9
Corporate Commercial Paper - Master Note between and among Amgen Inc., as Issuer, Cede & Co., as Nominee of The Depository Trust Company, and Citibank, N.A., as Paying Agent. (Filed as an exhibit to Form 10-Q for the quarter ended March 31, 1998 on May 13, 1998 and incorporated herein by reference.)

4.10
Officers' Certificate of Amgen Inc., dated May 30, 2007, including forms of the Company's Senior Floating Rate Notes due 2008, 5.85% Senior Notes due 2017 and 6.375% Senior Notes due 2037. (Filed as an exhibit to Form 8-K on May 30, 2007 and incorporated herein by reference.)

4.11
Officers' Certificate of Amgen Inc., dated May 23, 2008, including forms of the Company's 6.15% Senior Notes due 2018 and 6.90% Senior Notes due 2038. (Filed as exhibit to Form 8-K on May 23, 2009 and incorporated herein by reference.)

4.12
Officers' Certificate of Amgen Inc., dated January 16, 2009, including forms of the Company's 5.70% Senior Notes due 2019 and 6.40% Senior Notes due 2039. (Filed as exhibit to Form 8-K on January 16, 2009 and incorporated herein by reference.)

4.13
Officers' Certificate of Amgen Inc., dated March 12, 2010, including forms of the Company's 4.50% Senior Notes due 2020 and 5.75% Senior Notes due 2040. (Filed as exhibit to Form 8-K on March 15, 2010 and incorporated herein by reference.)

4.14
Officers' Certificate of Amgen Inc., dated September 16, 2010, including forms of the Company's 3.45% Senior Notes due 2020 and 4.95% Senior Notes due 2041. (Filed as an exhibit to Form 8-K on September 17, 2010 and incorporated herein by reference.)

4.15
Officers' Certificate of Amgen Inc., dated June 30, 2011, including forms of the Company's 2.30% Senior Notes due 2016, 4.10% Senior Notes due 2021 and 5.65% Senior Notes due 2042. (Filed as an exhibit to Form 8-K on June 30, 2011 and incorporated herein by reference.)

Exhibit No.	Description
4.16
Officers' Certificate of Amgen Inc., dated November 10, 2011, including forms of the Company's 1.875% Senior Notes due 2014, 2.50% Senior Notes due 2016, 3.875% Senior Notes due 2021 and 5.15% Senior Notes due 2041. (Filed as an exhibit to Form 8-K on November 10, 2011 and incorporated herein by reference.)

4.17
Officers' Certificate of Amgen Inc., dated December 5, 2011, including forms of the Company's 4.375% Senior Notes due 2018 and 5.50% Senior Notes due 2026. (Filed as an exhibit to Form 8-K on December 5, 2011 and incorporated herein by reference.)

4.18
Officers' Certificate of Amgen Inc., dated May 15, 2012, including forms of the Company's 2.125% Senior Notes due 2017, 3.625% Senior Notes due 2022 and 5.375% Senior Notes due 2043. (Filed as an exhibit to Form 8-K on May 15, 2012 and incorporated herein by reference.)

4.19
Officers' Certificate of Amgen Inc., dated September 13, 2012, including forms of the Company's 2.125% Senior Notes due 2019 and 4.000% Senior Notes due 2029. (Filed as an exhibit to Form 8-K on September 13, 2012 and incorporated herein by reference.)

4.20
Indenture, dated May 22, 2014, between Amgen Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee. (Filed as an exhibit to Form 8-K on May 22, 2014 and incorporated herein by reference.)

4.21
Officers' Certificate of Amgen Inc., dated May 22, 2014, including forms of the Company's Senior Floating Rate Notes due 2017, Senior Floating Rate Notes due 2019, 1.250% Senior Notes due 2017, 2.200% Senior Notes due 2019 and 3.625% Senior Notes due 2024. (Filed as an exhibit to Form 8-K on May 22, 2014 and incorporated herein by reference.)

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

10.3+
Form of Restricted Stock Unit Agreement for the Amgen Inc. Amended and Restated 2009 Equity Incentive Plan. (As Amended on March 5, 2014.) (Filed as an exhibit to Form 10-Q for the quarter ended March 31, 2014 on April 30, 2014 and incorporated herein by reference.)

10.4+
Amgen Inc. 2009 Performance Award Program. (As Amended on December 13, 2013.) (Filed as an exhibit to Form 10-K for the year ended December 31, 2013 on February 24, 2014 and incorporated herein by reference.)

10.5+
Form of Performance Unit Agreement for the Amgen Inc. 2009 Performance Award Program. (As Amended on March 5, 2014.) (Filed as an exhibit to Form 10-Q for the quarter ended March 31, 2014 on April 30, 2014 and incorporated herein by reference.)

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

Exhibit No.	Description
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

10.17+
Agreement and General Release of Claims, entered into January 9, 2014, by and between Amgen Inc. and Jonathan M. Peacock. (Filed as an exhibit to Form 10-K for the year ended December 31, 2013 on February 24, 2014 and incorporated herein by reference.)

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

10.26	Amendment No. 14 to the Shareholders' Agreement, dated March 26, 2014. (Filed as an exhibit to Form 10-Q for the quarter ended March 31, 2014 on April 30, 2014 and incorporated herein by reference.)

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

10.30
Amended and Restated Promotion Agreement, dated December 16, 2001, by and among Immunex Corporation, American Home Products Corporation and Amgen Inc. (portions of the exhibit have been omitted pursuant to a request for confidential treatment). (Filed as an exhibit to Amendment No. 1 to Form S-4 Registration Statement on March 22, 2002 and incorporated herein by reference.)

10.31
Description of Amendment No. 1 to Amended and Restated Promotion Agreement, effective July 8, 2003, among Wyeth, Amgen Inc. and Immunex Corporation (portions of the exhibit have been omitted pursuant to a request for confidential treatment). (Filed as an exhibit to Form 10-K for the year ended December 31, 2003 on March 11, 2004 and incorporated herein by reference.)

10.32
Description of Amendment No. 2 to Amended and Restated Promotion Agreement, effective April 20, 2004, by and among Wyeth, Amgen Inc. and Immunex Corporation. (Filed as an exhibit to Amendment No. 1 to Form S-4 Registration Statement on June 29, 2004 and incorporated herein by reference.)

10.33
Amendment No. 3 to Amended and Restated Promotion Agreement, effective January 1, 2005, by and among Wyeth, Amgen Inc. and Immunex Corporation (portions of the exhibit have been omitted pursuant to a request for confidential treatment). (Filed as an exhibit to Form 10-Q for the quarter ended March 31, 2005 on May 4, 2005 and incorporated herein by reference.)

10.34
Amended and Restated Credit Agreement, dated July 30, 2014, among Amgen Inc., the Banks therein named, Citibank, N.A., as administrative agent, and JPMorgan Chase Bank, N.A., as syndication agent (Filed as an exhibit to Form 8-K on July [30], 2014 and incorporated herein by reference.)

10.35
Collaboration and License Agreement between Amgen Inc. and Celltech R&D Limited dated May 10, 2002 (portions of the exhibit have been omitted pursuant to a request for confidential treatment) and Amendment No. 1, effective June 9, 2003, to Collaboration and License Agreement between Amgen Inc. and Celltech R&D Limited (portions of the exhibit have been omitted pursuant to a request for confidential treatment). (Filed as an exhibit to Form 10-K/A for the year ended December 31, 2012 on July 31, 2013 and incorporated herein by reference.)

10.36
Collaboration Agreement dated July 27, 2009 between Amgen Inc. and Glaxo Group Limited, a wholly owned subsidiary of GlaxoSmithKline plc (portions of the exhibit have been omitted pursuant to a request for confidential treatment). (Filed as an exhibit to Form 10-Q for the quarter ended September 30, 2009 on November 6, 2009 and incorporated herein by reference.)

10.37
Amendment Number 1, dated January 24, 2012, to Collaboration Agreement dated July 27, 2009 between Amgen Inc. and Glaxo Group Limited, a wholly owned subsidiary of GlaxoSmithKline plc. (Filed as an exhibit to Form 10-K for the year ended December 31, 2012 on February 27, 2013 and incorporated herein by reference.)

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

10.40
Amendment Number 2, dated January 24, 2012, to Expansion Agreement dated July 27, 2009 between Amgen Inc. and Glaxo Group Limited, a wholly owned subsidiary of GlaxoSmithKline plc. (Filed as an exhibit to Form 10-K for the year ended December 31, 2012 on February 27, 2013 and incorporated herein by reference.)

10.41
Sourcing and Supply Agreement, dated November 15, 2011, by and between Amgen USA Inc, a wholly owned subsidiary of Amgen Inc., and DaVita Inc. (portions of the exhibit have been omitted pursuant to a request for confidential treatment). (Filed as an exhibit to Form 10-K for the year ended December 31, 2011 on February 29, 2012 and incorporated herein by reference.)

Exhibit No.	Description
10.42
Amendment Number 1 to Sourcing and Supply Agreement, effective January 1, 2013, by and between Amgen USA Inc., a wholly owned subsidiary of Amgen Inc., and DaVita Healthcare Partners Inc. f/k/a DaVita Inc. (portions of the exhibit have been omitted pursuant to a request for confidential treatment). (Filed as an exhibit to Form 10-K for the year ended December 31, 2012 on February 27, 2013 and incorporated herein by reference.)

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

10.54
Term Loan Facility Credit Agreement, dated September 20, 2013, among Amgen Inc., the Banks therein named, Bank of America, N.A., as Administrative Agent, and Barclays Bank PLC and JPMorgan Chase Bank, N.A., as Syndication Agents. (Filed as an exhibit to Form 8-K on September 20, 2013 and incorporated herein by reference.)

10.55*	Termination and Transition Agreement, dated April 1, 2014, among Amgen Inc., Amgen Manufacturing, Limited and Glaxo Group Limited.

31*	Rule 13a-14(a) Certifications.

32**	Section 1350 Certifications.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

Exhibit No.	Description
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
____________________________
(* = filed herewith)
(** = furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended)
(+ = management contract or compensatory plan or arrangement)