Form 10-Q
period 2014-09-30
AMGEN INC
filed 2014-10-29
CIK 318154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☑
As of October 21, 2014, the registrant had 760,670,000 shares of common stock, $0.0001 par value, outstanding.

AMGEN INC.

i

PART I — FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
AMGEN INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share data)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenues:
Product sales	$4,848	$4,647	$14,153	$13,393
Other revenues	183	101	579	272
Total revenues	5,031	4,748	14,732	13,665

Operating expenses:
Cost of sales	1,068	788	3,239	2,317
Research and development	1,018	989	3,063	2,834
Selling, general and administrative	1,213	1,249	3,372	3,663
Other	266	34	326	171
Total operating expenses	3,565	3,060	10,000	8,985

Operating income	1,466	1,688	4,732	4,680

Interest expense, net	269	257	810	761
Interest and other income, net	140	72	377	332

Income before income taxes	1,337	1,503	4,299	4,251

Provision for income taxes	93	135	435	191

Net income	$1,244	$1,368	$3,864	$4,060

Earnings per share:
Basic	$1.63	$1.81	$5.10	$5.40
Diluted	$1.61	$1.79	$5.02	$5.31

Shares used in calculation of earnings per share:
Basic	761	754	758	752
Diluted	771	766	769	764

Dividends paid per share	$0.61	$0.47	$1.83	$1.41

See accompanying notes.

AMGEN INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Net income	$1,244	$1,368	$3,864	$4,060
Other comprehensive income (loss), net of reclassification adjustments and taxes:
Foreign currency translation (losses) gains	(124)	12	(125)	(36)
Effective portion of cash flow hedges	228	(84)	205	13
Net unrealized (losses) gains on available-for-sale securities	(94)	48	(33)	(219)
Other	9	(2)	10	(1)
Other comprehensive income (loss), net of tax	19	(26)	57	(243)
Comprehensive income	$1,263	$1,342	$3,921	$3,817

See accompanying notes.

AMGEN INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share data)
(Unaudited)

	September 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$3,677	$3,805
Marketable securities	24,398	15,596
Trade receivables, net	2,355	2,697
Inventories	2,885	3,019
Other current assets	2,733	2,250
Total current assets	36,048	27,367

Property, plant and equipment, net	5,267	5,349
Intangible assets, net	13,100	13,262
Goodwill	14,815	14,968
Restricted investments	—	3,412
Other assets	1,545	1,767
Total assets	$70,775	$66,125

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$955	$787
Accrued liabilities	5,096	4,655
Current portion of long-term debt	2,500	2,505
Total current liabilities	8,551	7,947

Long-term debt	30,480	29,623
Other noncurrent liabilities	6,419	6,459

Contingencies and commitments

Stockholders’ equity:
Common stock and additional paid-in capital; $0.0001 par value; 2,750.0 shares authorized; outstanding - 760.6 shares in 2014 and 754.6 shares in 2013	30,127	29,891
Accumulated deficit	(4,698)	(7,634)
Accumulated other comprehensive loss	(104)	(161)
Total stockholders’ equity	25,325	22,096
Total liabilities and stockholders’ equity	$70,775	$66,125

See accompanying notes.

AMGEN INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine months ended
	September 30,
	2014	2013
Cash flows from operating activities:
Net income	$3,864	$4,060
Depreciation and amortization	1,567	842
Stock-based compensation expense	302	304
Deferred income taxes	296	46
Other items, net	(260)	73
Changes in operating assets and liabilities, net of acquisitions:
Trade receivables, net	345	(132)
Inventories	99	(71)
Other assets	(120)	(174)
Accounts payable	104	6
Accrued income taxes	(324)	(483)
Other liabilities	237	(15)
Net cash provided by operating activities	6,110	4,456
Cash flows from investing activities:
Purchases of property, plant and equipment	(515)	(492)
Cash paid for acquisitions, net of cash acquired	(115)	—
Purchase of intangible assets	(150)	—
Purchases of marketable securities	(20,831)	(17,878)
Proceeds from sales of marketable securities	11,060	15,743
Proceeds from maturities of marketable securities	3,962	4,846
Change in restricted investments	533	(526)
Other	(70)	(44)
Net cash (used in) provided by investing activities	(6,126)	1,649
Cash flows from financing activities:
Net proceeds from issuance of debt	4,476	3,074
Repayment of debt	(3,480)	(2,500)
Repurchases of common stock	—	(832)
Dividends paid	(1,387)	(1,061)
Net proceeds from issuance of common stock in connection with the Company’s equity award programs	153	268
Other	126	(30)
Net cash used in financing activities	(112)	(1,081)
(Decrease) increase in cash and cash equivalents	(128)	5,024
Cash and cash equivalents at beginning of period	3,805	3,257
Cash and cash equivalents at end of period	$3,677	$8,281
See accompanying notes.

AMGEN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

1. Summary of significant accounting policies
Business
Amgen Inc. (including its subsidiaries, referred to as “Amgen,” “the Company,” “we,” “our” or “us”) is a global biotechnology pioneer that discovers, develops, manufactures and delivers innovative human therapeutics. We operate in one business segment: human therapeutics.
Basis of presentation
The financial information for the three and nine months ended September 30, 2014 and 2013, is unaudited but includes all adjustments (consisting of only normal recurring adjustments, unless otherwise indicated), which Amgen considers necessary for a fair presentation of its condensed consolidated results of operations for those periods. Interim results are not necessarily indicative of results for the full fiscal year.
The condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and the notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2013 and in our Quarterly Reports on Form 10-Q for the periods ended March 31, 2014, and June 30, 2014.
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
Property, plant and equipment, net
Property, plant and equipment is recorded at historical cost, net of accumulated depreciation and amortization of $7.4 billion and $6.9 billion as of September 30, 2014, and December 31, 2013, respectively.
Restricted investments
As of December 31, 2013, we had restricted investments on our Condensed Consolidated Balance Sheet that were owned by ATL Holdings Limited (ATL Holdings), a wholly-owned subsidiary. ATL Holdings was an entity distinct from the Company and its other subsidiaries, with separate assets and liabilities. Because certain third parties owned Class A preferred shares of ATL Holdings, this entity was required to hold restricted investments, which were composed of interest-bearing securities, cash and related interest receivable as of December 31, 2013. On May 22, 2014, the Company repurchased all of the outstanding Class A preferred shares, and therefore, there were no remaining restricted investments on our Condensed Consolidated Balance Sheet as of September 30, 2014. See Note 9, Financing arrangements.
Branded prescription drug fee
During the three months ended September 30, 2014, the Internal Revenue Service (IRS) issued final regulations for the branded prescription drug (BPD) fee, an annual non-tax deductible fee imposed on certain companies engaged in the business of manufacturing or importing branded prescription drugs enacted under the Patient Protection and Affordable Care Act. The final regulations accelerated the expense recognition criteria for the fee obligation by one year, from the year in which the fee is paid to the year in which the sales used to calculate the fee occur. As a result, our Consolidated Statement of Income for the year ended December 31, 2014, will include both the estimated BPD fee imposed and paid in 2014 and an estimated BPD fee to be imposed and paid in 2015. Pursuant to the issuance of these final regulations, we recognized an additional $145 million in Selling, general and administrative (SG&A) expense during the three months ended September 30, 2014, for: (i) the accrual of the estimated fee to be imposed and paid in 2015 related to sales which will be used to calculate the fee that occurred during the nine months ended

September 30, 2014, and (ii) the derecognition of the remaining deferred charge related to the fee imposed and paid in 2014 recorded under the method of accounting previously used for recognition of the BPD fee under the IRS temporary regulations.
Recent accounting pronouncements
In May 2014, a new accounting standard was issued that amends the guidance for the recognition of revenue from contracts with customers to transfer goods and services. This new standard will be effective for interim and annual periods beginning January 1, 2017, is required to be adopted retrospectively and early adoption is not permitted. We are currently evaluating the impact that this new standard will have on our financial statements.
2. Restructuring
On July 29, 2014, we announced a restructuring plan to invest in continuing innovation and the launch of our new pipeline molecules, while improving our cost structure. As part of the plan, we stated that we would reduce our staff by 2,400 to 2,900 by the end of 2015, close our facilities in Washington state and Colorado and reduce the number of buildings occupied at our headquarters in Thousand Oaks, California. After evaluating additional efficiency initiatives, particularly in the area of shared services, outsourcing and other external expense categories, we are expanding the total planned reduction of our staff to 3,500 to 4,000 by the end of 2015.
We currently estimate that $935 million to $1,035 million of restructuring charges will be incurred in connection with the implementation of our restructuring plan. Included in these amounts are: (i) separation costs of $535 million to $585 million with respect to the staff reductions, and (ii) asset related charges of $400 million to $450 million consisting primarily of asset impairments, accelerated depreciation and other related costs resulting from the consolidation of our worldwide facilities. Approximately 55% of the total charges will result in cash outlays, associated primarily with staff separation costs.
During the three months ended September 30, 2014, we initiated the above-noted actions and incurred $376 million of restructuring costs. We expect that substantially all remaining restructuring actions and related estimated costs to be incurred will occur during the fourth quarter of 2014 and in 2015.
The following table summarizes the charges recorded during the three months ended September 30, 2014, related to the restructuring plan by type of activity (in millions):

	Separation Costs	Asset Impairments	Accelerated Depreciation	Other	Total
Cost of sales	$—	$17	$11	$—	$28
Research and development	—	—	15	—	15
Selling, general and administrative	—	—	3	—	3
Other	323	—	—	7	330
Total	$323	$17	$29	$7	$376
Asset impairment and accelerated depreciation charges were recognized in connection with our decision to exit Boulder and Longmont, Colorado and Bothell and Seattle, Washington as well as the consolidation of facilities in Thousand Oaks, California. The decision to accelerate the closure of these manufacturing and research and development (R&D) facilities was based principally on optimizing the utilization of our sites in the United States, which includes an expansion of our presence in the key U.S. biotechnology hubs of South San Francisco, California and Cambridge, Massachusetts.
The following table summarizes the expense and payments regarding liabilities related to the restructuring plan (in millions):

	Separation Costs	Other	Total
Restructuring liabilities as of June 30, 2014	$—	$—	$—
Expense	309	3	312
Payments	—	(1)	(1)
Restructuring liabilities as of September 30, 2014	$309	$2	$311

3. Business combinations
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

The $9,517 million cash payment consisted of a $9,186 million cash payment to the outstanding common stockholders and a $331 million cash payment to the Onyx equity award holders for services rendered prior to October 1, 2013 under the Onyx equity award plans. The remaining $197 million of cash, which related to the accelerated vesting of the remaining Onyx equity awards, was recognized as compensation expense during the three months ended December 31, 2013. This amount was included primarily in SG&A expense in the Consolidated Statement of Income.
The consideration to acquire Onyx was allocated to the acquisition date fair values of assets acquired and liabilities assumed as follows (in millions):

Cash and cash equivalents	$319
Marketable securities	337
Inventories	170
Indefinite-lived intangible assets - In-process research and development (IPR&D)	1,180
Finite-lived intangible assets - Developed product technology rights	6,190
Finite-lived intangible assets - Licensing rights	2,792
Goodwill	2,402
Convertible debt	(742)
Assumed contingent consideration	(261)
Deferred income taxes, net	(3,011)
Other assets (liabilities), net	141
Total consideration	$9,517

Onyx’s preliminary goodwill at December 31, 2013 has been revised. Goodwill was reduced by $124 million due primarily to revisions which increased the acquisition date fair values of developed product technology rights by $280 million and deferred income taxes by $93 million, and decreased inventory by $80 million. The adjustments did not have a material effect on our current or prior period financial statements.
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
The settlement of the preexisting relationship relates to a supply contract between Amgen and Roche that was terminated as a result of the acquisition of the Product Rights. The fair value of the contract of $99 million was recognized in Cost of sales in the Condensed Consolidated Statement of Income for the nine months ended September 30, 2014.
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
4. Income taxes
The effective tax rates for the three and nine months ended September 30, 2014 were 7.0% and 10.1%, respectively, compared with 9.0% and 4.5% for the corresponding periods of the prior year. The effective rates are different from the federal statutory rates primarily as a result of indefinitely invested earnings of our foreign operations. We do not provide for U.S. income taxes on undistributed earnings of our foreign operations that are intended to be invested indefinitely outside of the United States. In addition, the effective tax rates for both periods were reduced by foreign tax credits associated with the Puerto Rico excise tax described below.
The decrease in our effective tax rate for the three months ended September 30, 2014, is due primarily to the favorable tax impact of changes in the jurisdictional mix of income and expenses, including higher domestic acquisition-related expenses and restructuring costs. The decrease was offset partially by the exclusion of the benefit of the R&D tax credit, which expired as of December 31, 2013, and was not reinstated as of September 30, 2014.
The increase in our effective tax rate for the nine months ended September 30, 2014, is due primarily to two significant events that occurred during the three months ended March 31, 2013. First, we settled our examination with the IRS for the years ended December 31, 2007, 2008 and 2009 in which we agreed to certain adjustments proposed by the IRS and remeasured our unrecognized tax benefits (UTBs) accordingly. Second, the American Taxpayer Relief Act of 2012, enacted during the first quarter of 2013, reinstated the federal R&D tax credit for 2012 and 2013. Therefore, our effective tax rate for the nine months ended September 30, 2013, included a benefit for the full-year 2012 R&D tax credit, recorded as a discrete item in the first quarter of 2013. The increase was offset partially by the favorable tax impact of changes in the jurisdictional mix of income and expenses due primarily to higher domestic acquisition-related expenses and restructuring costs in the nine months ended September 30, 2014.
Puerto Rico imposes an excise tax on the gross intercompany purchase price of goods and services from our manufacturing subsidiary in Puerto Rico. The rate was 2.75% in the first half of 2013 and 4.0% effective July 1, 2013 through December 31, 2017. We account for the excise tax as a manufacturing cost that is capitalized in inventory and expensed in cost of sales when the related products are sold. For U.S. income tax purposes, the excise tax results in foreign tax credits that are generally recognized in our provision for income taxes when the excise tax is incurred. Excluding the impact of the Puerto Rico excise tax, our effective tax rates for the three and nine months ended September 30, 2014, would have been 12.5% and 15.0%, respectively, compared with 13.8% and 9.8% for the corresponding periods of the prior year.
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
During the three and nine months ended September 30, 2014, the gross amount of our UTBs increased by approximately $90 million and $255 million, respectively, as a result of tax positions taken during the current year. Substantially all of the UTBs as of September 30, 2014, if recognized, would affect our effective tax rate. As of September 30, 2014, we believe it is reasonably possible that our gross liabilities for UTBs may decrease by approximately $70 million within the succeeding 12 months due to the resolution of state audits.
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
The computation for basic and diluted EPS was as follows (in millions, except per share data):

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Income (Numerator):
Net income for basic and diluted EPS	$1,244	$1,368	$3,864	$4,060

Shares (Denominator):
Weighted-average shares for basic EPS	761	754	758	752
Effect of dilutive securities	10	12	11	12
Weighted-average shares for diluted EPS	771	766	769	764

Basic EPS	$1.63	$1.81	$5.10	$5.40
Diluted EPS	$1.61	$1.79	$5.02	$5.31
For the three and nine months ended September 30, 2014 and 2013, the number of anti-dilutive employee stock-based awards excluded from the computation of diluted EPS was not significant.

6. Available-for-sale investments
The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair values of available-for-sale investments by type of security were as follows (in millions):

Type of security as of September 30, 2014	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
U.S. Treasury securities	$3,577	$4	$(9)	$3,572
Other government-related debt securities:
U.S.	996	1	(5)	992
Foreign and other	1,553	18	(15)	1,556
Corporate debt securities:
Financial	5,918	18	(26)	5,910
Industrial	6,043	22	(56)	6,009
Other	631	3	(4)	630
Residential mortgage-backed securities	1,838	3	(14)	1,827
Other mortgage- and asset-backed securities	2,101	—	(62)	2,039
Money market mutual funds	2,386	—	—	2,386
Other short-term interest-bearing securities	2,661	—	—	2,661
Total interest-bearing securities	27,704	69	(191)	27,582
Equity securities	88	8	(8)	88
Total available-for-sale investments	$27,792	$77	$(199)	$27,670

Type of security as of December 31, 2013	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
U.S. Treasury securities	$4,737	$2	$(9)	$4,730
Other government-related debt securities:
U.S.	1,087	—	(8)	1,079
Foreign and other	1,574	13	(41)	1,546
Corporate debt securities:
Financial	3,667	28	(19)	3,676
Industrial	3,745	36	(21)	3,760
Other	388	4	(2)	390
Residential mortgage-backed securities	1,478	3	(21)	1,460
Other mortgage- and asset-backed securities	1,555	1	(45)	1,511
Money market mutual funds	3,366	—	—	3,366
Other short-term interest-bearing securities	750	—	—	750
Total interest-bearing securities	22,347	87	(166)	22,268
Equity securities	85	10	—	95
Total available-for-sale investments	$22,432	$97	$(166)	$22,363

The fair values of available-for-sale investments by classification in the Condensed Consolidated Balance Sheets were as follows (in millions):

Classification in the Condensed Consolidated Balance Sheets	September 30, 2014	December 31, 2013
Cash and cash equivalents	$3,184	$3,266
Marketable securities	24,398	15,596
Other assets — noncurrent	88	95
Restricted investments	—	3,406
Total available-for-sale investments	$27,670	$22,363
Cash and cash equivalents in the table above excludes cash of $493 million and $539 million as of September 30, 2014, and December 31, 2013, respectively. Restricted investments in the table above excludes $6 million of interest receivable as of December 31, 2013.
The fair values of available-for-sale interest-bearing security investments by contractual maturity, except for mortgage- and asset- backed securities that do not have a single maturity date, were as follows (in millions):

Contractual maturity	September 30, 2014	December 31, 2013
Maturing in one year or less	$5,101	$6,799
Maturing after one year through three years	2,569	4,785
Maturing after three years through five years	9,296	6,057
Maturing after five years through ten years	6,299	1,656
Maturing after ten years	451	—
Mortgage- and asset-backed securities	3,866	2,971
Total interest-bearing securities	$27,582	$22,268
For the three months ended September 30, 2014 and 2013, realized gains totaled $17 million and $24 million, respectively, and realized losses totaled $28 million and $26 million, respectively. For the nine months ended September 30, 2014 and 2013, realized gains totaled $102 million and $142 million, respectively, and realized losses totaled $71 million and $70 million, respectively. The cost of securities sold is based on the specific identification method.
The unrealized losses on available-for-sale investments and their related fair values were as follows (in millions):

	Less than 12 months		12 months or greater
Type of security as of September 30, 2014	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. Treasury securities	$2,131	$(7)	$310	$(2)
Other government-related debt securities:
U.S.	380	(1)	296	(4)
Foreign and other	429	(6)	232	(9)
Corporate debt securities:
Financial	3,555	(24)	184	(2)
Industrial	3,846	(53)	240	(3)
Other	358	(4)	7	—
Residential mortgage-backed securities	739	(4)	447	(10)
Other mortgage- and asset-backed securities	883	(11)	841	(51)
Equity securities	24	(8)	—	—
Total	$12,345	$(118)	$2,557	$(81)

	Less than 12 months		12 months or greater
Type of security as of December 31, 2013	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. Treasury securities	$2,362	$(9)	$—	$—
Other government-related debt securities:
U.S.	789	(8)	—	—
Foreign and other	986	(38)	39	(3)
Corporate debt securities:
Financial	1,781	(19)	—	—
Industrial	1,543	(21)	1	—
Other	182	(2)	—	—
Residential mortgage-backed securities	794	(14)	257	(7)
Other mortgage- and asset-backed securities	982	(29)	313	(16)
Total	$9,419	$(140)	$610	$(26)
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
We review our available-for-sale investments for other-than-temporary declines in fair value below our cost basis each quarter and whenever events or changes in circumstances indicate that the cost basis of an asset may not be recoverable. This evaluation is based on a number of factors, including the length of time and the extent to which the fair value has been below our cost basis and adverse conditions related specifically to the security, including any changes to the credit rating of the security. As of September 30, 2014, and December 31, 2013, we believe the cost bases for our available-for-sale investments were recoverable in all material respects.
7. Inventories
Inventories consisted of the following (in millions):

	September 30, 2014	December 31, 2013
Raw materials	$207	$217
Work in process	1,690	2,064
Finished goods	988	738
Total inventories	$2,885	$3,019
8. Goodwill and other intangible assets
Goodwill
The changes in the carrying amounts of goodwill were as follows (in millions):

	Nine months ended September 30,
	2014	2013
Beginning balance	$14,968	$12,662
Goodwill related to acquisitions of businesses(1)	(114)	(48)
Currency translation adjustments	(39)	(42)
Ending balance	$14,815	$12,572

(1)
Composed primarily of adjustments to goodwill resulting from changes to the acquisition date fair values of net assets acquired in business combinations recorded during their respective measurement periods.

Identifiable intangible assets
Identifiable intangible assets consisted of the following (in millions):

	September 30, 2014			December 31, 2013
	Gross carrying amount	Accumulated amortization	Intangible assets, net	Gross carrying amount	Accumulated amortization	Intangible assets, net
Finite-lived intangible assets:
Developed product technology rights	$10,421	$(3,953)	$6,468	$10,130	$(3,347)	$6,783
Licensing rights	3,237	(618)	2,619	3,241	(366)	2,875
R&D technology rights	1,183	(552)	631	1,207	(496)	711
Marketing-related rights	1,241	(475)	766	619	(366)	253
Total finite-lived intangible assets	16,082	(5,598)	10,484	15,197	(4,575)	10,622
Indefinite-lived intangible assets:
IPR&D	2,616	—	2,616	2,640	—	2,640
Total identifiable intangible assets	$18,698	$(5,598)	$13,100	$17,837	$(4,575)	$13,262
Developed product technology rights consist of rights related to marketed products acquired in business combinations. Licensing rights are composed primarily of intangible assets acquired as part of the acquisition of Onyx (see Note 3, Business combinations), capitalized payments to third parties for milestones related to regulatory approvals to commercialize products and up-front payments associated with royalty obligations for marketed products. R&D technology rights consist of technology used in R&D with alternative future uses. Marketing-related intangible assets are composed primarily of rights related to the sale and distribution of marketed products, including assets purchased from the Glaxo Group Limited (Glaxo) discussed below and licenses to filgrastim and pegfilgrastim acquired from Roche (see Note 3, Business combinations).
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
IPR&D consists of R&D projects acquired in a business combination which are not complete due to remaining technological risks and/or lack of receipt of the required regulatory approvals. These projects include Kyprolis®, a treatment for multiple myeloma being developed for use outside the United States (excluding Japan) acquired in the Onyx transaction (see Note 3, Business combinations); AMG 416 (formerly known as velcalcetide), a treatment for secondary hyperparathyroidism in patients with chronic kidney disease who are on dialysis; blinatumomab, a treatment for acute lymphoblastic leukemia (ALL), and talimogene laherparepvec, a treatment for melanoma.
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
During the three months ended September 30, 2014 and 2013, we recognized amortization charges associated with our finite-lived intangible assets of $339 million and $117 million, respectively. During the nine months ended September 30, 2014 and 2013, we recognized amortization charges associated with our finite-lived intangible assets of $1,037 million and $353 million, respectively. The total estimated amortization charges for our finite-lived intangible assets for the three months ending December 31,

2014, and the years ending December 31, 2015, 2016, 2017, 2018 and 2019, are $334 million, $1.3 billion, $1.3 billion, $1.2 billion, $996 million and $922 million, respectively.
9. Financing arrangements
The carrying values and the fixed contractual coupon rates, as applicable, of our long-term borrowings were as follows (in millions):

	September 30, 2014	December 31, 2013
1.875% notes due 2014 (1.875% 2014 Notes)	$1,000	$1,000
4.85% notes due 2014 (4.85% 2014 Notes)	1,000	1,000
2.30% notes due 2016 (2.30% 2016 Notes)	749	749
2.50% notes due 2016 (2.50% 2016 Notes)	1,000	999
Floating Rate Notes due 2017	600	—
1.25% notes due 2017 (1.25% 2017 Notes)	849	—
2.125% notes due 2017 (2.125% 2017 Notes)	1,249	1,248
5.85% notes due 2017 (5.85% 2017 Notes)	1,100	1,099
6.15% notes due 2018 (6.15% 2018 Notes)	500	500
Master Repurchase Agreement obligation due 2018	—	3,100
Term Loan due 2018	4,500	4,875
4.375% euro-denominated notes due 2018 (4.375% 2018 euro Notes)	699	751
Floating Rate Notes due 2019	250	—
2.20% notes due 2019 (2.20% 2019 Notes)	1,397	—
5.70% notes due 2019 (5.70% 2019 Notes)	999	999
2.125% euro-denominated notes due 2019 (2.125% 2019 euro Notes)	850	925
4.50% notes due 2020 (4.50% 2020 Notes)	300	300
3.45% notes due 2020 (3.45% 2020 Notes)	898	898
4.10% notes due 2021 (4.10% 2021 Notes)	998	998
3.875% notes due 2021 (3.875% 2021 Notes)	1,747	1,746
3.625% notes due 2022 (3.625% 2022 Notes)	747	747
3.625% notes due 2024 (3.625% 2024 Notes)	1,398	—
5.50% pound-sterling-denominated notes due 2026 (5.50% 2026 pound sterling Notes)	765	781
4.00% pound-sterling-denominated notes due 2029 (4.00% 2029 pound sterling Notes)	1,120	1,144
6.375% notes due 2037 (6.375% 2037 Notes)	899	899
6.90% notes due 2038 (6.90% 2038 Notes)	499	499
6.40% notes due 2039 (6.40% 2039 Notes)	996	996
5.75% notes due 2040 (5.75% 2040 Notes)	697	697
4.95% notes due 2041 (4.95% 2041 Notes)	596	596
5.15% notes due 2041 (5.15% 2041 Notes)	2,233	2,233
5.65% notes due 2042 (5.65% 2042 Notes)	1,245	1,244
5.375% notes due 2043 (5.375% 2043 Notes)	1,000	1,000
Other notes	100	105
Total debt	32,980	32,128
Less current portion	(2,500)	(2,505)
Total noncurrent debt	$30,480	$29,623

Debt repayments
During the nine months ended September 30, 2014, we repurchased all of the Class A preferred shares of ATL Holdings that were subject to a Master Repurchase Agreement for $3.1 billion. We also repaid $375 million of principal on our Term Loan Credit Facility and $5 million of Other notes.
Debt issuances
In May 2014, we issued $4.5 billion aggregate principal amount of notes, comprised of the Floating Rate Notes due 2017, the 1.25% 2017 Notes, the Floating Rate Notes due 2019, the 2.20% 2019 Notes and the 3.625% 2024 Notes. The Floating Rate Notes due in 2017 and 2019 bear interest equal to three-month London Interbank Offered Rates (LIBOR) plus 0.38% and three-month LIBOR plus 0.60%, respectively, and are not subject to redemption at our option. The fixed rate notes that were issued may be redeemed at any time at our option, in whole or in part, at the principal amount of the notes being redeemed plus accrued and unpaid interest and, except as discussed below, a "make-whole" amount, as defined. The 2.20% 2019 Notes and 3.625% 2024 Notes may be redeemed without payment of a "make-whole" amount if they are redeemed on or after one month or three months, respectively, prior to their maturity dates. In the event of a change-in-control triggering event, as defined, we may be required to purchase all or a portion of the notes at a price equal to 101% of the principal amount of the notes plus accrued and unpaid interest. Debt issuance costs incurred in connection with the issuance of these notes totaling approximately $18 million are being amortized over the respective lives of the notes, and the related charge is included in Interest expense, net, in the Condensed Consolidated Statements of Income.
10. Stockholders’ equity
Stock repurchase program
We had no repurchases under our stock repurchase program during the nine months ended September 30, 2014. As of September 30, 2014, $1.6 billion remained available under our Board of Directors-approved stock repurchase program. In October 2014, our Board of Directors authorized an increase that resulted in a total of $4.0 billion available under the stock repurchase program.
Dividends
On each of December 13, 2013, March 5, 2014 and July 25, 2014, the Board of Directors declared a quarterly cash dividend of $0.61 per share of common stock, which were paid on March 7, June 6, and September 5, 2014, respectively. On October 17, 2014, the Board of Directors declared a quarterly cash dividend of $0.61 per share of common stock, which will be paid on December 5, 2014, to all stockholders of record as of the close of business on November 13, 2014.
Accumulated other comprehensive income
The components of accumulated other comprehensive income (AOCI) were as follows (in millions):

	Foreign currency translation	Cash flow hedges	Available-for-sale securities	Other	AOCI
Balance as of December 31, 2013	$(68)	$(33)	$(43)	$(17)	$(161)
Foreign currency translation adjustments	(12)	—	—	—	(12)
Unrealized gains	—	17	66	1	84
Reclassification adjustments to income	—	(14)	(2)	—	(16)
Income taxes	4	(1)	(24)	—	(21)
Balance as of March 31, 2014	$(76)	$(31)	$(3)	$(16)	$(126)
Foreign currency translation adjustments	9	—	—	—	9
Unrealized gains	—	8	73	—	81
Reclassification adjustments to income	—	(48)	(40)	—	(88)
Income taxes	(2)	15	(12)	—	1
Balance as of June 30, 2014	$(69)	$(56)	$18	$(16)	$(123)
Foreign currency translation adjustments	(135)	—	—	—	(135)
Unrealized gains (losses)	—	187	(161)	9	35
Reclassification adjustments to income	—	175	11	—	186
Income taxes	11	(134)	56	—	(67)
Balance as of September 30, 2014	$(193)	$172	$(76)	$(7)	$(104)

The reclassifications out of AOCI to earnings were as follows (in millions):

	Amounts reclassified out of AOCI
Components of AOCI	Three months ended September 30, 2014	Three months ended September 30, 2013	Line item affected in the Statements of Income
Cash flow hedges:
Foreign currency contract gains	$5	$6	Product sales
Cross-currency swap contract (losses) gains	(179)	153	Interest and other income, net
Forward interest rate contract losses	(1)	—	Interest expense, net
	(175)	159	Total before income tax
	64	(59)	Tax benefit/(expense)
	$(111)	$100	Net of taxes
Available-for-sale securities:
Net realized losses	$(11)	$(2)	Interest and other income, net
	4	1	Tax benefit
	$(7)	$(1)	Net of taxes

	Amounts reclassified out of AOCI
Components of AOCI	Nine months ended September 30, 2014	Nine months ended September 30, 2013	Line item affected in the Statements of Income
Cash flow hedges:
Foreign currency contract gains	$5	$9	Product sales
Cross-currency swap contract (losses) gains	(117)	25	Interest and other income, net
Forward interest rate contract losses	(1)	(1)	Interest expense, net
	(113)	33	Total before income tax
	41	(13)	Tax benefit/(expense)
	$(72)	$20	Net of taxes
Available-for-sale securities:
Net realized gains	$31	$72	Interest and other income, net
	(12)	(27)	Tax expense
	$19	$45	Net of taxes

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
The fair value of each major class of the Company’s financial assets and liabilities measured at fair value on a recurring basis was as follows (in millions):

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Fair value measurement
as of September 30, 2014, using:				Total
Assets:
Available-for-sale investments:
U.S. Treasury securities	$3,572	$—	$—	$3,572
Other government-related debt securities:
U.S.	—	992	—	992
Foreign and other	—	1,556	—	1,556
Corporate debt securities:
Financial	—	5,910	—	5,910
Industrial	—	6,009	—	6,009
Other	—	630	—	630
Residential mortgage-backed securities	—	1,827	—	1,827
Other mortgage- and asset-backed securities	—	2,039	—	2,039
Money market mutual funds	2,386	—	—	2,386
Other short-term interest-bearing securities	—	2,661	—	2,661
Equity securities	88	—	—	88
Derivatives:
Foreign currency contracts	—	228	—	228
Cross-currency swap contracts	—	120	—	120
Interest rate swap contracts	—	18	—	18
Total assets	$6,046	$21,990	$—	$28,036

Liabilities:
Derivatives:
Foreign currency contracts	$—	$3	$—	$3
Cross-currency swap contracts	—	8	—	8
Interest rate swap contracts	—	90	—	90
Contingent consideration obligations in connection with business combinations	—	—	548	548
Total liabilities	$—	$101	$548	$649

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Fair value measurement
as of December 31, 2013, using:				Total
Assets:
Available-for-sale investments:
U.S. Treasury securities	$4,730	$—	$—	$4,730
Other government-related debt securities:
U.S.	—	1,079	—	1,079
Foreign and other	—	1,546	—	1,546
Corporate debt securities:
Financial	—	3,676	—	3,676
Industrial	—	3,760	—	3,760
Other	—	390	—	390
Residential mortgage-backed securities	—	1,460	—	1,460
Other mortgage- and asset-backed securities	—	1,511	—	1,511
Money market mutual funds	3,366	—	—	3,366
Other short-term interest-bearing securities	—	750	—	750
Equity securities	95	—	—	95
Derivatives:
Foreign currency contracts	—	53	—	53
Cross-currency swap contracts	—	193	—	193
Total assets	$8,191	$14,418	$—	$22,609

Liabilities:
Derivatives:
Foreign currency contracts	$—	$107	$—	$107
Cross-currency swap contracts	—	4	—	4
Interest rate swap contracts	—	161	—	161
Contingent consideration obligations in connection with business combinations	—	—	595	595
Total liabilities	$—	$272	$595	$867
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

All of our foreign currency forward and option derivatives contracts have maturities of three years or less and all are with counterparties that have minimum credit ratings of A- or equivalent by S&P, Moody’s or Fitch. We estimated the fair values of these contracts by taking into consideration valuations obtained from a third-party valuation service that utilizes an income-based industry standard valuation model for which all significant inputs are observable, either directly or indirectly. These inputs include foreign currency rates, LIBOR cash and swap rates and obligor credit default swap rates. In addition, inputs for our foreign currency option contracts also include implied volatility measures. These inputs, where applicable, are at commonly quoted intervals. See Note 12, Derivative instruments.
Our cross-currency swap contracts are with counterparties that have minimum credit ratings of A- or equivalent by S&P, Moody’s or Fitch. We estimated the fair values of these contracts by taking into consideration valuations obtained from a third-party valuation service that utilizes an income-based industry standard valuation model for which all significant inputs are observable either directly or indirectly. These inputs include foreign currency exchange rates, LIBOR, swap rates, obligor credit default swap rates and cross-currency basis swap spreads. See Note 12, Derivative instruments.
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
Contingent consideration obligations
We have incurred contingent consideration obligations as a result of our acquisition of a business and upon the assumption of contingent consideration obligations incurred by an acquired company discussed below. These contingent consideration obligations are recorded at their estimated fair values, and we revalue these obligations each reporting period until the related contingencies are resolved. The fair value measurements of these obligations are based on significant unobservable inputs related to product candidates acquired in the business combinations and are reviewed quarterly by management in our R&D and commercial sales organizations. These inputs include, as applicable, estimated probabilities and timing of achieving specified regulatory and commercial milestones and estimated annual sales. Significant changes which increase or decrease the probabilities of achieving the related regulatory and commercial events, shorten or lengthen the time required to achieve such events, or increase or decrease estimated annual sales would result in corresponding increases or decreases in the fair values of these obligations, as applicable. Changes in fair values of contingent consideration obligations are recognized in Other operating expenses in the Condensed Consolidated Statements of Income.
The changes in carrying amounts of contingent consideration obligations were as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Beginning balance	$610	$332	$595	$221
Net changes in valuation	(62)	—	(47)	111
Ending balance	$548	$332	$548	$332
As a result of our acquisition of BioVex Group, Inc. (BioVex) in March 2011, we are obligated to pay its former shareholders up to $575 million of additional consideration contingent upon achieving separate regulatory and sales-related milestones with regard to talimogene laherparepvec, which was acquired in the acquisition. In July 2014, we submitted a Biologics License Application (BLA) in the United States for regionally and distantly metastatic melanoma. In September 2014, we submitted a Marketing Authorization Application (MAA) to the European Medicines Agency (EMA) for the treatment of adults with regionally and distantly metastatic melanoma. As a result of the U.S. filing, a $125 million milestone payment is now due to the former BioVex shareholders. The remaining potential milestone payments include: (i) $125 million upon the first commercial sale in the United States following receipt of marketing approval for use of the product in specified patient populations, (ii) $125 million upon achievement of an agreed level of worldwide sales within a specified period of time and (iii) up to $200 million of additional consideration of varying amounts upon achievement of certain other regulatory and sales-related milestones.
We estimate the fair values of the obligations to the former shareholders of BioVex by using a combination of probability-adjusted discounted cash flows, option pricing techniques and a simulation model of expected annual sales. As a result of our quarterly review of the key assumptions, the estimated aggregate fair value of the contingent consideration obligations increased by $13 million during the nine months ended September 30, 2014 to a fair value of $347 million as of September 30, 2014. There was no change in the aggregate fair value of the estimated contingent consideration obligations during the three months ended September 30, 2014.

We assumed contingent consideration obligations upon the acquisition of Onyx arising from Onyx's 2009 acquisition of Proteolix, Inc. There are two separate milestone payments of $150 million each which would be triggered if Kyprolis® receives specified marketing approvals for relapsed multiple myeloma on or before March 31, 2016, by each of the U.S. Food and Drug Administration (FDA) and the EMA. We estimate the fair values of contingent obligations to the former shareholders of Proteolix, Inc. by using probability-adjusted discounted cash flows. During the three months ended September 30, 2014, we reduced the estimated probability of receiving marketing approval from the EMA by the date required to obligate us to make the associated milestone payment, although our assessment of the probability of receiving marketing approval from the EMA did not change. Accordingly, the estimated aggregate fair value of the contingent consideration obligations decreased by $62 million and $60 million during the three and nine months ended September 30, 2014, respectively, to a fair value of $201 million as of September 30, 2014.
There have been no transfers of assets or liabilities between the fair value measurement levels, and there were no material remeasurements to fair value during the nine months ended September 30, 2014 and 2013, of assets and liabilities that are not measured at fair value on a recurring basis, except as disclosed in Note 2, Restructuring.
Summary of the fair value of other financial instruments
Cash equivalents
The estimated fair values of cash equivalents approximate their carrying values due to the short-term nature of these financial instruments.
Borrowings
We estimated the fair value of our long-term debt (Level 2) by taking into consideration indicative prices obtained from a third-party financial institution that utilizes industry standard valuation models, including both income- and market-based approaches, for which all significant inputs are observable either directly or indirectly. These inputs include reported trades of and broker/dealer quotes on the same or similar securities; credit spreads; benchmark yields; foreign currency exchange rates, as applicable; and other observable inputs. As of September 30, 2014, and December 31, 2013, the aggregate fair values of our long-term debt were $35.3 billion and $33.5 billion, respectively, and the carrying values were $33.0 billion and $32.1 billion, respectively.
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
Cash flow hedges
We are exposed to possible changes in the values of certain anticipated foreign currency cash flows resulting from changes in foreign currency exchange rates, associated primarily with our euro-denominated international product sales. Increases and decreases in the cash flows associated with our international product sales due to movements in foreign currency exchange rates are offset partially by the corresponding increases and decreases in our international operating expenses resulting from these foreign currency exchange rate movements. To further reduce our exposure to foreign currency exchange rate fluctuations on our international product sales, we enter into foreign currency forward and option contracts to hedge a portion of our projected international product sales primarily over a three-year time horizon, with, at any given point in time, a higher percentage of nearer-term projected product sales being hedged than in successive periods. As of September 30, 2014, and December 31, 2013, we had open foreign currency forward contracts with notional amounts of $3.8 billion and $4.0 billion, respectively, and open foreign currency option contracts with notional amounts of $261 million and $516 million, respectively. These foreign currency forward and option contracts, primarily euro based, have been designated as cash flow hedges, and accordingly, the effective portions of the unrealized gains and losses on these contracts are reported in AOCI in the Condensed Consolidated Balance Sheets and reclassified to earnings in the same periods during which the hedged transactions affect earnings.
To hedge our exposure to foreign currency exchange rate risk associated with certain of our long-term notes denominated in foreign currencies, we entered into cross-currency swap contracts. Under the terms of these contracts, we paid euros/pounds sterling and received U.S. dollars for the notional amounts at the inception of the contracts, and we exchange interest payments based on these notional amounts at fixed rates over the lives of the contracts in which we pay U.S. dollars and receive euros/pounds sterling. In addition, we will pay U.S. dollars to and receive euros/pounds sterling from the counterparties at the maturities of the contracts for these same notional amounts. The terms of these contracts correspond to the related hedged notes, effectively converting the interest payments and principal repayment on these notes from euros/pounds sterling to U.S. dollars. These cross-

currency swap contracts have been designated as cash flow hedges, and accordingly, the effective portions of the unrealized gains and losses on these contracts are reported in AOCI and reclassified to earnings in the same periods during which the hedged debt affects earnings.
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
The effective portions of the unrealized gain/(loss) recognized in other comprehensive income for our derivative instruments designated as cash flow hedges were as follows (in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
Derivatives in cash flow hedging relationships	2014	2013	2014	2013
Foreign currency contracts	$291	$(137)	$291	$(16)
Cross-currency swap contracts	(104)	163	(79)	70
Total	$187	$26	$212	$54
The locations in the Condensed Consolidated Statements of Income and the effective portions of the gain/(loss) reclassified out of AOCI into earnings for our derivative instruments designated as cash flow hedges were as follows (in millions):

		Three months ended		Nine months ended
		September 30,		September 30,
Derivatives in cash flow hedging relationships	Statements of Income location	2014	2013	2014	2013
Foreign currency contracts	Product sales	$5	$6	$5	$9
Cross-currency swap contracts	Interest and other income, net	(179)	153	(117)	25
Forward interest rate contracts	Interest expense, net	(1)	—	(1)	(1)
Total		$(175)	$159	$(113)	$33
No portions of our cash flow hedge contracts are excluded from the assessment of hedge effectiveness, and the gains and losses of the ineffective portions of these hedging instruments were not material for the three and nine months ended September 30, 2014 and 2013. As of September 30, 2014, the amounts expected to be reclassified out of AOCI into earnings over the next 12 months are approximately $91 million of net gains on our foreign currency and cross-currency swap contracts and approximately $1 million of losses on forward interest rate contracts.
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
For derivative instruments that are designated and qualify as fair value hedges, the unrealized gain or loss on the derivative resulting from the change in fair value during the period as well as the offsetting unrealized loss or gain of the hedged item resulting from the change in fair value during the period attributable to the hedged risk is recognized in current earnings. For the three and nine months ended September 30, 2014, we included the unrealized gains on the hedged debt of $36 million and the unrealized losses of $89 million, respectively, in the same line item, Interest expense, net, in the Condensed Consolidated Statements of

Income, as the offsetting unrealized losses of $36 million and unrealized gains of $89 million, respectively, on the related interest rate swap agreements. For the three and nine months ended September 30, 2013, we included the unrealized losses on the hedged debt of $7 million and gains of $84 million, respectively, in the same line item, Interest expense, net, in the Condensed Consolidated Statements of Income, as the offsetting unrealized gains of $7 million and losses of $84 million, respectively, on the related interest rate swap agreements.
Derivatives not designated as hedges
We enter into foreign currency forward contracts that are not designated as hedging transactions to reduce our exposure to foreign currency fluctuations of certain assets and liabilities denominated in foreign currencies. These exposures are hedged on a month-to-month basis. As of September 30, 2014, and December 31, 2013, the total notional amounts of these foreign currency forward contracts were $1.0 billion and $999 million, respectively.
The location in the Condensed Consolidated Statements of Income and the amount of gain recognized in earnings for our derivative instruments not designated as hedging instruments were as follows (in millions):

		Three months ended		Nine months ended
		September 30,		September 30,
Derivatives not designated as hedging instruments	Statements of Income location	2014	2013	2014	2013
Foreign currency contracts	Interest and other income, net	$25	$15	$13	$10
The fair values of derivatives included in the Condensed Consolidated Balance Sheets were as follows (in millions):

	Derivative assets		Derivative liabilities
September 30, 2014	Balance Sheet location	Fair value	Balance Sheet location	Fair value
Derivatives designated as hedging instruments:
Cross-currency swap contracts	Other current assets/ Other noncurrent assets	$120	Accrued liabilities/ Other noncurrent liabilities	$8
Foreign currency contracts	Other current assets/ Other noncurrent assets	225	Accrued liabilities/ Other noncurrent liabilities	—
Interest rate swap contracts	Other current assets/ Other noncurrent assets	18	Accrued liabilities/ Other noncurrent liabilities	90
Total derivatives designated as hedging instruments		363		98
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	3	Accrued liabilities	3
Total derivatives not designated as hedging instruments		3		3
Total derivatives		$366		$101

	Derivative assets		Derivative liabilities
December 31, 2013	Balance Sheet location	Fair value	Balance Sheet location	Fair value
Derivatives designated as hedging instruments:
Cross-currency swap contracts	Other current assets/ Other noncurrent assets	$193	Accrued liabilities/ Other noncurrent liabilities	$4
Foreign currency contracts	Other current assets/ Other noncurrent assets	53	Accrued liabilities/ Other noncurrent liabilities	104
Interest rate swap contracts	Other current assets/ Other noncurrent assets	—	Accrued liabilities/ Other noncurrent liabilities	161
Total derivatives designated as hedging instruments		246		269
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	—	Accrued liabilities	3
Total derivatives not designated as hedging instruments		—		3
Total derivatives		$246		$272
Our derivative contracts that were in liability positions as of September 30, 2014, contain certain credit-risk-related contingent provisions that would be triggered if: (i) we were to undergo a change in control and (ii) our or the surviving entity’s creditworthiness deteriorates, which is generally defined as having either a credit rating that is below investment grade or a materially weaker creditworthiness after the change in control. If these events were to occur, the counterparties would have the right, but not the obligation, to close the contracts under early-termination provisions. In such circumstances, the counterparties could request immediate settlement of these contracts for amounts that approximate the then current fair values of the contracts. In addition, our derivative contracts are not subject to any type of master netting arrangement, and amounts due to or from a counterparty under these contracts may only be offset against other amounts due to or from the same counterparty if an event of default or termination, as defined, were to occur.
The cash flow effects of our derivative contracts for the nine months ended September 30, 2014 and 2013, are included within Net cash provided by operating activities in the Condensed Consolidated Statements of Cash Flows.
13. Contingencies and commitments
Contingencies
In the ordinary course of business, we are involved in various legal proceedings and other matters—including those discussed in this Note—that are complex in nature and have outcomes that are difficult to predict. See Note 18, Contingencies and commitments to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2013, and Note 12, Contingencies and commitments to our condensed consolidated financial statements in our Quarterly Reports on Form 10-Q for the periods ended March 31, 2014 and June 30, 2014, for further discussion of certain of our legal proceedings and other matters.
We record accruals for loss contingencies to the extent that we conclude that it is probable that a liability has been incurred and the amount of the related loss can be reasonably estimated. We evaluate, on a quarterly basis, developments in legal proceedings and other matters that could cause an increase or decrease in the amount of the liability that has been accrued previously.
Our legal proceedings range from cases brought by a single plaintiff to class actions with thousands of putative class members. These legal proceedings, as well as other matters, involve various aspects of our business and a variety of claims—including but not limited to patent infringement, marketing, pricing and trade practices and securities law—some of which present novel factual allegations and/or unique legal theories. In each of the matters described in this filing, in Note 18, Contingencies and commitments, to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2013, or in Note 12, Contingencies and commitments, to our condensed consolidated financial statements in our Quarterly Reports on Form 10-Q for the periods ended March 31, 2014 and June 30, 2014, plaintiffs seek an award of a not-yet-quantified amount of damages or an amount that is not material. In addition, a number of the matters pending against us are at very early stages of the legal process (which in complex proceedings of the sort faced by us often extend for several years). As a result, none of the matters described in this filing have progressed sufficiently through discovery and/or development of important factual information and legal issues to enable us to estimate a range of possible loss, if any, or such amounts are not material. While it is not possible to accurately predict or determine the eventual outcomes of these items, an adverse determination in one or more of these items currently pending could have a material adverse effect on our consolidated results of operations, financial position or cash flows.
Certain recent developments concerning our legal proceedings and other matters are discussed below:
Sanofi/Regeneron Patent Litigation
On October 17, 2014, Amgen filed a lawsuit in the U.S. District Court of Delaware against Sanofi, Aventisub LLC, formerly doing business as Aventis Pharmaceuticals Inc. (collectively Sanofi), and Regeneron Pharmaceuticals, Inc. (Regeneron) for patent infringement of U.S. Patent Nos. 8,563,698, 8,829,165 and 8,859,741. On October 28, 2014, Amgen filed a second, related patent infringement lawsuit in the same court against Sanofi and Regeneron on newly issued U.S. Patent Nos. 8,871,913 and 8,871,914. These five patents, which are owned by Amgen, describe and claim monoclonal antibodies to proprotein convertase subtilisin/kexin type 9 (PCSK9). By its complaints, Amgen seeks an injunction to prevent the infringing manufacture, use and sale of Sanofi and Regeneron's alirocumab, a monoclonal antibody targeting PCSK9.
Sandoz Filgrastim Litigation
On October 24, 2014, Amgen Inc. and Amgen Manufacturing, Limited (collectively Amgen) filed a lawsuit in the U.S. District Court for the Northern District of California against Sandoz, Inc., Sandoz International GMBH and Sandoz GMBH (collectively Sandoz) for unfair competition under California Business & Professions Code § 17200, conversion under California common law and infringement of U.S. Patent No. 6,162,427. The lawsuit stems from Sandoz filing an application for FDA licensure of a filgrastim product as biosimilar to NEUPOGEN® (filgrastim) under the Biologics Price Competition and Innovation Act (BPCIA), while having deliberately failed to comply with the BPCIA’s disclosure requirement to Amgen as the reference product sponsor. By its complaint, Amgen seeks, amongst other remedies, an injunction to cease Sandoz’s unauthorized reliance on Amgen’s biological license for filgrastim, including an order compelling Sandoz to suspend FDA review of their application until there is restitution for its non-compliance with the BPCIA, an injunction to prevent Sandoz from commercially marketing the biosimilar product until Amgen is restored to the position it would have been in had Sandoz met their obligations under the BPCIA and an injunction to prevent Sandoz from infringing, or inducing any infringing use of, filgrastim.
ERISA Litigation
As previously disclosed, on June 30, 2014, the U.S. Supreme Court remanded this Employee Retirement Income Security Act (ERISA) class action case to the U.S. Court of Appeals for the Ninth Circuit (the Ninth Circuit Court) for reconsideration in light of the U.S. Supreme Court’s recent decision in Fifth Third Bancorp v. Dudenhoeffer.  In Fifth Third, the U.S. Supreme Court held that no presumption of prudence exists for employee stock ownership plan fiduciaries regardless of plan language and the Court provided general guidance as to what factors courts should consider when assessing whether plan fiduciaries breached their duty of prudence owed to plan participants. On July 8, 2014, the Ninth Circuit Court ordered the parties to submit letter briefs addressing the impact of Fifth Third. Amgen has submitted a letter brief arguing that the case should now be remanded back to the district court in order that the district court may apply the new pleading standards set forth in Fifth Third. The plaintiffs’ brief asks the Ninth Circuit Court to reaffirm its earlier opinion in the case and sustain the existing complaint.

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
Overview
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to assist the reader in understanding Amgen’s business. MD&A is provided as a supplement to, and should be read in conjunction with, our Annual Report on Form 10-K for the year ended December 31, 2013, and our Quarterly Reports on Form 10-Q for the periods ended March 31, 2014, and June 30, 2014. Our results of operations discussed in MD&A are presented in conformity with GAAP.
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
Currently, we market primarily recombinant protein therapeutics for supportive cancer care, inflammation, nephrology and bone disease. Our principal products are Neulasta® (pegfilgrastim), NEUPOGEN® (filgrastim), Enbrel® (etanercept), XGEVA® (denosumab), Prolia® (denosumab), Sensipar®/Mimpara® (cinacalcet) and our erythropoiesis-stimulating agents: Aranesp® (darbepoetin alfa) and EPOGEN® (epoetin alfa). Our product sales outside the United States consist principally of sales in Europe. For the three and nine months ended September 30, 2014, our principal products represented 92% of worldwide product sales. We market several other products, including Vectibix® (panitumumab), Nplate® (romiplostim) and, through our wholly owned subsidiary Onyx, Kyprolis® (carfilzomib).

Significant developments
Following is a summary of selected significant developments affecting our business that have occurred since June 30, 2014. For additional developments or for a more comprehensive discussion of certain developments discussed below, see our Annual Report on Form 10-K for the year ended December 31, 2013, and our Quarterly Reports on Form 10-Q for the periods ended March 31, 2014, and June 30, 2014.
Products/Pipeline
Evolocumab

•
In August 2014, we announced that the phase 3 YUKAWA-2 (StudY of LDL-Cholesterol Reduction Using a Monoclonal PCSK9 Antibody in Japanese Patients With Advanced Cardiovascular Risk) study evaluating evolocumab in combination with statin therapy in Japanese patients with high cardiovascular risk and high cholesterol met its co-primary endpoints.

•	In August 2014, we announced that we submitted a BLA to the FDA for the treatment of high cholesterol.

•	In September 2014, we announced that we submitted an MAA to the EMA for the treatment of high cholesterol.
Ivabradine

•	In August 2014, we announced that the FDA granted priority review designation for the treatment of chronic heart failure.
Kyprolis®

•
In August 2014, we and our subsidiary Onyx announced that the phase 3 clinical trial FOCUS (CarFilzOmib for AdvanCed Refractory MUltiple Myeloma European Study) did not meet its primary endpoint of improving overall survival.

AMG 416

•
In August 2014, we announced that a second placebo-controlled phase 3 study evaluating AMG 416 for the treatment of secondary hyperparathyroidism in patients with chronic kidney disease, receiving hemodialysis, met its primary and all secondary endpoints.

Talimogene laherparepvec

•	In September 2014, we announced that we submitted an MAA to the EMA for the treatment of adults with regionally and distantly metastatic melanoma.
Blinatumomab

•
In October 2014, we announced that the FDA has accepted for review our BLA and granted priority review designation for the investigational bispecific T cell engager (BiTE®) antibody blinatumomab, for adults with Philadelphia-negative (Ph-) relapsed/refractory B-precursor ALL, a rapidly progressing cancer of the blood and bone marrow.

We also submitted an MAA to the EMA for the treatment of adults with Ph- relapsed/refractory B-precursor ALL.
Biosimilars

•
In October 2014, we announced that the phase 3 study evaluating efficacy and safety of biosimilar candidate ABP 501 compared with Humira® (adalimumab) in patients with moderate-to-severe plaque psoriasis met its primary endpoint.

Selected financial information
The following is an overview of our results of operations (dollar amounts in millions, except per share data):

	Three months ended			Nine months ended
	September 30,			September 30,
	2014	2013	Change	2014	2013	Change
Product sales:
U.S.	$3,682	$3,625	2%	$10,729	$10,358	4%
Rest of the world (ROW)	1,166	1,022	14%	3,424	3,035	13%
Total product sales	4,848	4,647	4%	14,153	13,393	6%
Other revenues	183	101	81%	579	272	*
Total revenues	$5,031	$4,748	6%	$14,732	$13,665	8%
Operating expenses	$3,565	$3,060	17%	$10,000	$8,985	11%
Operating income	$1,466	$1,688	(13)%	$4,732	$4,680	1%
Net income	$1,244	$1,368	(9)%	$3,864	$4,060	(5)%
Diluted EPS	$1.61	$1.79	(10)%	$5.02	$5.31	(5)%
Diluted shares	771	766	1%	769	764	1%
* Change in excess of 100%
The increases in global product sales for the three and nine months ended September 30, 2014, were driven by the addition of Kyprolis® as a result of the Onyx acquisition on October 1, 2013, and by Prolia®, XGEVA® and Neulasta®. Product sales in the third quarter of 2013 included a $155-million order for NEUPOGEN® from the U.S. government.
The increases in other revenues for the three and nine months ended September 30, 2014, were due primarily to our Nexavar® collaboration revenues and Stivarga® royalties as a result of the Onyx acquisition.
The increases in operating expenses for the three and nine months ended September 30, 2014, were driven primarily by Cost of sales as a result of acquisition-related expenses, including amortization of the acquired developed product technology rights. The three months ended September 30, 2014, was also impacted by Other operating expenses as a result of the restructuring plan announced earlier in the quarter.
The decreases in net income and diluted EPS for the three and nine months ended September 30, 2014, were driven by the increases in operating expenses.
Results of operations
Product sales
Worldwide product sales were as follows (dollar amounts in millions):

	Three months ended			Nine months ended
	September 30,			September 30,
	2014	2013	Change	2014	2013	Change
Neulasta®/NEUPOGEN®	$1,493	$1,601	(7)%	$4,301	$4,383	(2)%
ENBREL	1,120	1,155	(3)%	3,351	3,351	—%
EPOGEN®	518	491	5%	1,492	1,428	4%
Aranesp®	474	449	6%	1,451	1,441	1%
XGEVA®	318	261	22%	896	733	22%
Prolia®	255	178	43%	715	508	41%
Sensipar®/Mimpara®	273	259	5%	841	782	8%
Other products	397	253	57%	1,106	767	44%
Total product sales	$4,848	$4,647	4%	$14,153	$13,393	6%
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
Neulasta®/NEUPOGEN®
Total Neulasta®/NEUPOGEN® sales by geographic region were as follows (dollar amounts in millions):

	Three months ended			Nine months ended
	September 30,			September 30,
	2014	2013	Change	2014	2013	Change
Neulasta®— U.S.	$956	$905	6%	$2,703	$2,629	3%
Neulasta®— ROW	237	230	3%	713	665	7%
Total Neulasta®	1,193	1,135	5%	3,416	3,294	4%
NEUPOGEN®— U.S.	214	409	(48)%	642	918	(30)%
NEUPOGEN®— ROW	86	57	51%	243	171	42%
Total NEUPOGEN®	300	466	(36)%	885	1,089	(19)%
Total Neulasta®/NEUPOGEN®	$1,493	$1,601	(7)%	$4,301	$4,383	(2)%
Our material U.S. patents for filgrastim (NEUPOGEN®) expired in December 2013. We now face competition in the United States, which may have a material adverse impact over time on future sales of NEUPOGEN® and, to a lesser extent, Neulasta®. In addition, in July 2014, Sandoz Inc. announced that the FDA has accepted its filing for a biosimilar version of filgrastim under the new biosimilar regulatory pathway. Our outstanding material U.S. patent for pegfilgrastim (Neulasta®) expires in October 2015.
The increase in global Neulasta® sales for the three months ended September 30, 2014, was driven mainly by an increase in the average net sales price in the United States.
The increase in global Neulasta® sales for the nine months ended September 30, 2014, was driven mainly by an increase in the average net sales price in the United States, offset partially by a unit decline in the United States.
The decreases in global NEUPOGEN® sales for the three and nine months ended September 30, 2014, were driven by a $155-million order from the U.S. government in the third quarter of 2013. Excluding the impact of this order, sales for the three and nine months ended September 30, 2014, reflected decreases in unit demand in the United States, offset mostly by the increased sales as a result of reacquiring rights to filgrastim in certain regions.
We believe Neulasta® and NEUPOGEN® underlying demand was slightly impacted by short- and long-acting competition in the United States and Europe, respectively. ROW included sales in new markets as a result of reacquiring rights to filgrastim and pegfilgrastim effective January 1, 2014.
ENBREL
Total ENBREL sales by geographic region were as follows (dollar amounts in millions):

	Three months ended			Nine months ended
	September 30,			September 30,
	2014	2013	Change	2014	2013	Change
ENBREL — U.S.	$1,048	$1,073	(2)%	$3,143	$3,136	—%
ENBREL — Canada	72	82	(12)%	208	215	(3)%
Total ENBREL	$1,120	$1,155	(3)%	$3,351	$3,351	—%
The decrease in ENBREL sales for the three months ended September 30, 2014, was driven primarily by unfavorable changes in wholesaler and, based on prescription data, end-user inventories, offset partially by unit demand growth.
ENBREL sales for the nine months ended September 30, 2014, were flat, as an increase in the average net sales price was offset primarily by unfavorable changes in wholesaler and, based on prescription data, end-user inventories.

EPOGEN®
Total EPOGEN® sales were as follows (dollar amounts in millions):

	Three months ended			Nine months ended
	September 30,			September 30,
	2014	2013	Change	2014	2013	Change
EPOGEN® — U.S.	$518	$491	5%	$1,492	$1,428	4%
The increases in EPOGEN® sales for the three and nine months ended September 30, 2014, were driven primarily by an increase in the average net sales price. Unit demand continues to be relatively stable.
Our remaining material U.S. patent for EPOGEN® expires in May 2015. As a result, we may face competition in the United States, which may have a material adverse impact over time on EPOGEN® sales. In addition, EPOGEN® and Aranesp® will face competition from the launch of MIRCERA® in the United States. Pursuant to a December 2009 settlement agreement between Amgen and Roche, Roche is now allowed to begin selling MIRCERA® in the United States under terms of a limited-license agreement.
Aranesp®
Total Aranesp® sales by geographic region were as follows (dollar amounts in millions):

	Three months ended			Nine months ended
	September 30,			September 30,
	2014	2013	Change	2014	2013	Change
Aranesp® — U.S.	$188	$171	10%	$588	$567	4%
Aranesp® — ROW	286	278	3%	863	874	(1)%
Total Aranesp®	$474	$449	6%	$1,451	$1,441	1%
The increase in global Aranesp® sales for the three months ended September 30, 2014, was driven largely by unit demand in international markets.
XGEVA® and Prolia®
Total XGEVA® and total Prolia® sales by geographic region were as follows (dollar amounts in millions):

	Three months ended			Nine months ended
	September 30,			September 30,
	2014	2013	Change	2014	2013	Change
XGEVA® — U.S.	$225	$194	16%	$632	$561	13%
XGEVA® — ROW	93	67	39%	264	172	53%
Total XGEVA®	318	261	22%	896	733	22%
Prolia® — U.S.	150	109	38%	428	314	36%
Prolia® — ROW	105	69	52%	287	194	48%
Total Prolia®	255	178	43%	715	508	41%
Total XGEVA®/Prolia®	$573	$439	31%	$1,611	$1,241	30%
The increases in global XGEVA® sales for the three and nine months ended September 30, 2014, were driven by increases in unit demand. XGEVA® continues to capture share in a growing market segment despite competition from generic zoledronic acid.
The increases in global Prolia® sales for the three and nine months ended September 30, 2014, were driven by increases in unit demand from share growth.

Sensipar®/Mimpara®
Total Sensipar®/Mimpara® sales by geographic region were as follows (dollar amounts in millions):

	Three months ended			Nine months ended
	September 30,			September 30,
	2014	2013	Change	2014	2013	Change
Sensipar® — U.S.	$185	$183	1%	$567	$540	5%
Sensipar®/Mimpara® — ROW	88	76	16%	274	242	13%
Total Sensipar®/Mimpara®	$273	$259	5%	$841	$782	8%
The increase in global Sensipar®/Mimpara® sales for the three months ended September 30, 2014, was driven primarily by an increase in unit demand.
The increase in global Sensipar®/Mimpara® sales for the nine months ended September 30, 2014, was driven primarily by an increase in unit demand and an increase in the U.S. average net sales price.
Other products
Other product sales by geographic region were as follows (dollar amounts in millions):

	Three months ended			Nine months ended
	September 30,			September 30,
	2014	2013	Change	2014	2013	Change
Vectibix® — U.S.	$44	$32	38%	$119	$90	32%
Vectibix® — ROW	94	75	25%	254	197	29%
Nplate® — U.S.	69	58	19%	193	175	10%
Nplate® — ROW	50	48	4%	157	132	19%
Kyprolis® — U.S.	85	—	N/A	222	—	N/A
Kyprolis® — ROW	9	—	N/A	18	—	N/A
Other — ROW	46	40	15%	143	173	(17)%
Total other products	$397	$253	57%	$1,106	$767	44%
Total U.S. — other products	$198	$90	*	$534	$265	*
Total ROW — other products	199	163	22%	572	502	14%
Total other products	$397	$253	57%	$1,106	$767	44%
* Change in excess of 100%
Operating expenses
Operating expenses were as follows (dollar amounts in millions):

	Three months ended			Nine months ended
	September 30,			September 30,
	2014	2013	Change	2014	2013	Change
Cost of sales	$1,068	$788	36%	$3,239	$2,317	40%
% of product sales	22.0%	17.0%		22.9%	17.3%
Research and development	$1,018	$989	3%	$3,063	$2,834	8%
% of product sales	21.0%	21.3%		21.6%	21.2%
Selling, general and administrative	$1,213	$1,249	(3)%	$3,372	$3,663	(8)%
% of product sales	25.0%	26.9%		23.8%	27.4%
Other	$266	$34	*	$326	$171	91%
* Change in excess of 100%

Restructuring
We announced a restructuring plan in 2014 to invest in continuing innovation and the launch of our new pipeline molecules while improving our cost structure. After evaluating additional efficiency initiatives, particularly in the area of shared services, outsourcing and other external expense categories, we now plan to reduce staff by 3,500 to 4,000 by the end of 2015. Our headquarters will remain in Thousand Oaks, California, with a reduced number of staff consolidated into fewer of the existing buildings, and we will close our facilities in the states of Washington and Colorado. Company-wide, these actions will result in an approximate 23% reduction in our facilities footprint.
These actions will result in pre-tax accounting charges in the range of $935 million to $1,035 million. During the three months ended September 30, 2014, we initiated the above-noted actions and incurred $376 million of restructuring costs. We expect that substantially all remaining restructuring actions and related estimated costs to be incurred will occur during the fourth quarter of 2014 and in 2015.
See Note 2, Restructuring, to the condensed consolidated financial statements for further discussion.
Cost of sales
Cost of sales increased to 22.0% and 22.9% of product sales for the three and nine months ended September 30, 2014, respectively, driven by acquisition-related expenses that included $199 million and $621 million, respectively, of non-cash amortization of intangible assets acquired in the Onyx acquisition. The nine months ended September 30, 2014, also included a $99-million charge related to the termination of the supply contract with Roche as a result of acquiring the licenses to filgrastim and pegfilgrastim effective January 1, 2014.
Excluding the impact of the Puerto Rico excise tax, Cost of sales would have been 20.2% and 20.9% of product sales for the three and nine months ended September 30, 2014, respectively, compared with 15.0% and 15.4% of product sales for the corresponding periods of the prior year. See Note 4, Income taxes, to the condensed consolidated financial statements for further discussion of the Puerto Rico excise tax.
Research and development
The increase in R&D expenses for the three months ended September 30, 2014, was driven primarily by increased costs of $95 million associated with Onyx across all categories of R&D spend, offset partially by the $50 million upfront payment to Servier for the U.S. rights to ivabradine in the three months ended September 30, 2013. Overall, costs associated with later stage clinical program support increased $71 million, offset partially by reduced expenses associated with marketed product support of $28 million and Discovery Research and Translational Sciences activities of $14 million.
The increase in R&D expenses for the nine months ended September 30, 2014, was driven primarily by increased costs of $339 million associated with Onyx across all categories of R&D spend, as well as increased costs associated with other later stage clinical program support. Overall, costs associated with later stage clinical program support increased $335 million, offset partially by reduced expenses associated with marketed product support of $74 million and Discovery Research and Translational Sciences activities of $32 million.
Selling, general and administrative
The decreases in SG&A expenses for the three and nine months ended September 30, 2014, were driven primarily by the expiration of the ENBREL profit share in October 2013, which reduced expenses by $261 million and $723 million, respectively. These declines were offset partially by the addition of $53 million and $171 million, respectively, as a result of the Onyx acquisition and the BPD fee accrual of an additional $145 million as the final regulations accelerated the expense recognition criteria for the fee obligation by one year. See Note 1, Summary of significant accounting policies, to the condensed consolidated financial statements for further discussion of the BPD fee.
Other
Other operating expenses for the three and nine months ended September 30, 2014, included certain charges related to our restructuring and other cost savings initiatives, primarily severance, of $330 million and $368 million, respectively. Those charges were offset partially by decreases to the estimated aggregate fair value of the contingent consideration obligations of $62 million and $47 million, respectively.
Other operating expenses for the three and nine months ended September 30, 2013, included certain charges related to our cost savings initiatives, primarily severance, of $35 million and $46 million, respectively. The nine months ended September 30, 2013, also included increases to the estimated aggregate fair value of the contingent consideration obligations related to talimogene laherparepvec of $111 million.

Non-operating expenses/income and income taxes
Non-operating expenses/income and income taxes were as follows (dollar amounts in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Interest expense, net	$269	$257	$810	$761
Interest and other income, net	$140	$72	$377	$332
Provision for income taxes	$93	$135	$435	$191
Effective tax rate	7.0%	9.0%	10.1%	4.5%
Interest expense, net
The increase in interest expense, net for the three months ended September 30, 2014, was due to a higher average outstanding debt balance in the current year offset partially by financing fees paid in connection with the acquisition of Onyx in the prior year period. The increase in interest expense, net for the nine months ended September 30, 2014 was due to a higher average outstanding debt balance in the current year period and the recognition of expenses in connection with the repayment of the Master Repurchase Agreement in May 2014, offset partially by financing fees paid in connection with the acquisition of Onyx in the prior year period.
Interest and other income, net
The increases in interest and other income, net for the three and nine months ended September 30, 2014, was due primarily to higher interest income as a result of higher average cash balances and higher net gains on investments recognized in the current year periods.
Income taxes
Our effective tax rates for the three and nine months ended September 30, 2014, were 7.0% and 10.1%, respectively, compared with 9.0% and 4.5% for the corresponding periods of the prior year. The decrease in our effective tax rate for the three months ended September 30, 2014, is due primarily to the favorable tax impact of changes in the jurisdictional mix of income and expenses, including higher domestic acquisition-related expenses and restructuring costs. The increase was offset partially by the exclusion of the benefit of the R&D tax credit, which expired as of December 31, 2013, and was not reinstated as of September 30, 2014.
The increase in our effective tax rate for the nine months ended September 30, 2014, is due primarily to two significant events that occurred during the three months ended March 31, 2013. First, we settled our federal income tax examination for the years ended December 31, 2007, 2008, and 2009 in which we agreed to certain adjustments and remeasured our UTBs accordingly, resulting in a net tax benefit of approximately $185 million. Second, our effective tax rate for the three months ended March 31, 2013, included a benefit of approximately $60 million for the full-year 2012 federal R&D tax credit, recorded as a discrete item in the first quarter of 2013. In addition, our effective tax rate for the nine months ended September 30, 2014, does not include a benefit for the federal R&D tax credit. The increase was offset partially by the favorable tax impact of changes in the jurisdictional mix of income and expenses due primarily to higher domestic acquisition-related expenses and restructuring costs during the nine months ended September 30, 2014.
Excluding the impact of the Puerto Rico excise tax, our effective tax rates for the three and nine months ended September 30, 2014, would have been 12.5% and 15.0%, respectively, compared with 13.8% and 9.8% for the corresponding periods of the prior year.
See Note 4, Income taxes, to the condensed consolidated financial statements for further discussion.

Financial condition, liquidity and capital resources
Selected financial data was as follows (in millions):

	September 30, 2014	December 31, 2013
Cash, cash equivalents and marketable securities	$28,075	$19,401
Restricted investments	—	3,412
Total cash, cash equivalents, marketable securities and restricted investments	$28,075	$22,813
Total assets	$70,775	$66,125
Current portion of long-term debt	$2,500	$2,505
Long-term debt	$30,480	$29,623
Stockholders’ equity	$25,325	$22,096
The Company intends to continue to return capital to stockholders through share repurchases and the payment of cash dividends, reflecting our confidence in the future cash flows of our business. The amount we spend, the number of shares repurchased and the timing of such repurchases will vary based on a number of factors, including the stock price, the availability of financing on acceptable terms, the amount and timing of dividend payments and blackout periods in which we are restricted from repurchasing shares; and the manner of purchases may include private block purchases, tender offers and market transactions. Whether and when we declare dividends or repurchase stock, the size of any dividend and the amount of stock we repurchase could be affected by a number of factors. See Part II, Item 1A. Risk Factors — There can be no assurance that we will continue to declare cash dividends or that we will repurchase stock.
In each of December 2013, March 2014 and July 2014, the Board of Directors declared a quarterly cash dividend of $0.61 per share of common stock, which were paid on March 7, June 6, and September 5, 2014, respectively. On October 17, 2014, the Board of Directors declared a quarterly cash dividend of $0.61 per share of common stock which will be paid on December 5, 2014.
We have not made repurchases under our Board of Directors-approved stock repurchase program since the first quarter of 2013. As of September 30, 2014, $1.6 billion remained available under the program. In October 2014, our Board of Directors authorized an increase that resulted in a total of $4.0 billion available under the stock repurchase program. On October 28, 2014, we announced plans to reinitiate repurchasing activity under the program.
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
A significant portion of our operating cash flows is dependent on the timing of payments from our customers located in the United States and, to a lesser extent, our customers outside the United States, which include government-owned or -supported healthcare providers (government healthcare providers). Payments from these government healthcare providers are dependent in part on the economic stability and creditworthiness of their applicable country. Historically, some payments from a number of European government healthcare providers have extended beyond the contractual terms of sale, and regional economic uncertainty continues. In particular, credit and economic conditions in Southern Europe, particularly in Spain, Italy, Greece and Portugal, continue to adversely impact the timing of collections of our trade receivables in this region. As of September 30, 2014, accounts receivable in these four countries totaled $298 million, of which $197 million was past due. Although economic conditions in this region may continue to affect the average length of time it takes to collect payments, to date we have not incurred any significant losses related to these receivables; and the timing of payments in these countries has not had nor is it currently expected to have a material adverse impact on our overall operating cash flows. However, if government funding for healthcare were to become unavailable in these countries or if significant adverse adjustments to past payment practices were to occur, we might not be able to collect the entire balance of these receivables. We will continue working closely with these customers, monitoring the economic situation and taking appropriate actions as necessary.

Of our total cash, cash equivalents and marketable securities balances totaling $28.1 billion as of September 30, 2014, approximately $25.4 billion was generated from operations in foreign tax jurisdictions and is intended to be invested indefinitely outside of the United States. Under current tax laws, if these funds were repatriated for use in our U.S. operations, we would be required to pay additional U.S. federal and state income taxes at the applicable marginal tax rates.
Certain of our financing arrangements contain non-financial covenants. In addition, our revolving credit agreement and Term Loan Credit Facility each includes a financial covenant with respect to the level of our borrowings in relation to our equity, as defined. We were in compliance with all applicable covenants under these arrangements as of September 30, 2014. On July 30, 2014, we entered into a revolving credit agreement for a total commitment of $2.5 billion, which amends and restates our revolving credit agreement dated December 2, 2011 (the 2011 Agreement). This amended and restated agreement extended the commitment term from the 2011 Agreement, but is otherwise on substantially similar terms to the 2011 Agreement. The commitments of each bank under this amended and restated agreement have an initial term of five years and may be extended for up to two additional one-year periods with the agreement of the banks.
Cash flows
Our cash flow activities were as follows (in millions):

	Nine months ended September 30,
	2014	2013
Net cash provided by operating activities	$6,110	$4,456
Net cash (used in) provided by investing activities	$(6,126)	$1,649
Net cash used in financing activities	$(112)	$(1,081)
Operating
Cash provided by operating activities has been and is expected to continue to be our primary recurring source of funds. Cash provided by operating activities during the nine months ended September 30, 2014, benefited from timing of receipts from customers, including the impact of $100 million received under a government-funded program in Spain, and lower payments to taxing authorities.
Investing
Cash used in investing activities during the nine months ended September 30, 2014, was due primarily to net activity related to marketable securities and restricted investments of $5.3 billion, capital expenditures of $515 million, purchases of intangible assets of $150 million and cash paid for acquisitions of $115 million. Cash provided by investing activities during the nine months ended September 30, 2013, was due primarily to net activity related to marketable securities and restricted investments of $2.2 billion offset partially by capital expenditures of $492 million. Capital expenditures during the nine months ended September 30, 2014 and 2013 were associated primarily with manufacturing capacity expansions in Singapore, Ireland and Puerto Rico, as well as other site developments. We currently estimate 2014 spending on capital projects and equipment to be approximately $800 million.
Financing
Cash used in financing activities during the nine months ended September 30, 2014, was due primarily to the repayment of long-term debt of $3.5 billion and the payment of dividends of $1.4 billion offset partially by the net proceeds from the issuance of long-term debt of $4.5 billion and proceeds from the issuance of common stock in connection with our equity award programs of $153 million.
Cash used in financing activities during the nine months ended September 30, 2013, was due primarily to the cash settlement of the $2.5 billion principal amount of the 0.375% 2013 Convertible Notes which matured/converted, the payment of dividends of $1.1 billion and repurchases of our common stock of $832 million, offset partially by the net proceeds from the issuance of long-term debt of $3.1 billion and proceeds from the issuance of common stock in connection with our equity award programs of $268 million.
See Note 9, Financing arrangements, and Note 10, Stockholders’ equity, to the condensed consolidated financial statements for further discussion.

Critical accounting policies
The preparation of our condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the notes to the financial statements. Some of those judgments can be subjective and complex, and therefore, actual results could differ materially from those estimates under different assumptions or conditions. A summary of our critical accounting policies is presented in Part II, Item 7, of our Annual Report on Form 10-K for the year ended December 31, 2013. There have been no material changes to our critical accounting policies during the nine months ended September 30, 2014.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information about our market risk is disclosed in Part II, Item 7A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, and is incorporated herein by reference. Except as discussed below, there have been no material changes during the nine months ended September 30, 2014, to the information provided in Part II, Item 7A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.
Interest rate sensitive financial instruments
In May 2014, we issued $4.5 billion aggregate principal amount of debt, comprised of fixed and floating rate notes, and we repaid $3.1 billion of floating rate debt. See Note 9, Financing arrangements, in the condensed consolidated financial statements. As of September 30, 2014, we had outstanding debt with a carrying value of $33.0 billion and a fair value of $35.3 billion. A hypothetical 100 basis point decrease in interest rates relative to interest rates at September 30, 2014, would have resulted in an increase of approximately $2.5 billion in the aggregate fair value of our outstanding debt on this date. The analysis for the debt does not consider the impact that hypothetical changes in interest rates would have on the related interest rate swap contracts and cross-currency swap contracts.
In connection with the issuance of a portion of fixed rate debt issued in May 2014, we entered into $2.25 billion aggregate notional amount of interest rate swap contracts, which qualified and were designated for accounting purposes as fair value hedges. These derivative contracts effectively converted a fixed-rate interest coupon to a floating-rate LIBOR-based coupon over the life of the respective notes. As of September 30, 2014, we had outstanding interest rate swap contracts with an aggregate notional amount of $6.65 billion. A hypothetical 100 basis point increase in interest rates relative to interest rates at September 30, 2014, would have resulted in a reduction in fair value of approximately $360 million on interest rate swap contracts on this date and would not result in a material effect on the related income or cash flows in the ensuing 12 months.

Item 4.	CONTROLS AND PROCEDURES
We maintain “disclosure controls and procedures,” as such term is defined under Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in Amgen’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to Amgen’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, Amgen’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and, in reaching a reasonable level of assurance, Amgen’s management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation under the supervision and with the participation of our management, including Amgen’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Amgen’s disclosure controls and procedures. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2014.
Management determined that, as of September 30, 2014, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS
See Note 13, Contingencies and commitments, to the condensed consolidated financial statements included in our Quarterly Reports on Form 10-Q for the period ended September 30, 2014, and Note 12, Contingencies and commitments, for the periods ended March 31, 2014, and June 30, 2014, for discussions that are limited to certain recent developments concerning our legal proceedings. Those discussions should be read in conjunction with Note 18, Contingencies and commitments, to our consolidated financial statements in Part IV of our Annual Report on Form 10-K for the year ended December 31, 2013.

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
On July 29, 2014, we announced a plan to restructure our worldwide operations to deliver on the Company’s strategy while also improving the Company’s cost structure. On October 28, 2014, we announced additional efficiency initiatives, particularly in the area of shared services, outsourcing and other external expense categories. As part of the restructuring plan, we plan to reduce staff and close or dispose of certain facilities. We may not realize, in full or in part, the anticipated benefits and savings from our restructuring efforts due to unforeseen difficulties, delays or unexpected costs, which may adversely affect our business and results of operations.
Following the completion of our restructuring, we must execute our core business initiatives with fewer human resources. We must also attract, retain and motivate key employees that are critical to our business. If we are unable to effectively execute with fewer staff members and/or attract, retain or motivate key employees, it  may adversely affect our business.
There can be no assurance that we will continue to declare cash dividends or that we will repurchase stock.
Our Board of Directors has declared quarterly dividends on our common stock since it adopted a dividend policy in 2011. In addition, in October 2014, our Board of Directors authorized an increase in our stock repurchase program that resulted in a total of $4.0 billion available under the repurchase program. Whether we pay such dividends and repurchase our stock in the future, and the amount and timing of such dividends and/or stock repurchases are subject to capital availability and periodic determinations by our Board of Directors that cash dividends and/or stock repurchases are in the best interest of our stockholders and are in compliance with all respective laws and agreements of the Company applicable to the declaration and payment of cash dividends and the repurchase of stock. Future dividends and stock repurchases, including their timing and amount, may be affected by, among other factors: our views on potential future capital requirements for strategic transactions, including acquisitions; debt service requirements; our credit rating; changes to applicable tax laws or corporate laws; and changes to our business model. In addition, the amount we spend and the number of shares we are able to repurchase under our stock repurchase program may further be affected by a number of other factors, including the stock price and blackout periods in which we are restricted from repurchasing shares. Our dividend payments and/or stock repurchases may change from time to time, and we cannot provide assurance that we will continue to declare dividends and/or repurchase stock in any particular amounts or at all. The reduction in or elimination of our dividend payments and/or stock repurchases could have a negative effect on our stock price.

Item 6.	EXHIBITS
Reference is made to the Index to Exhibits included herein.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Amgen Inc.
(Registrant)

Date:	October 29, 2014	By:	/S/ DAVID W. MELINE
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

10.18+*	Agreement between Amgen Inc. and David W. Meline, effective July 21, 2014.

10.19+
Restricted Stock Unit Agreement, dated April 27, 2012, between Amgen Inc. and Kevin W. Sharer. (Filed as an exhibit to Form 10-Q for the quarter ended June 30, 2012 on August 8, 2012 and incorporated herein by reference.)

10.20+
Performance Unit Agreement, dated April 27, 2012, between Amgen Inc. and Kevin W. Sharer. (Filed as an exhibit to Form 10-Q for the quarter ended June 30, 2012 on August 8, 2012 and incorporated herein by reference.)

10.21
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

10.26
Amendment No. 13 to the Shareholders' Agreement, dated June 28, 2007 (portions of the exhibit have been omitted pursuant to a request for confidential treatment). (Filed as an exhibit to Form 10-Q for the quarter ended June 30, 2007 on August 9, 2007 and incorporated herein by reference.)

10.27	Amendment No. 14 to the Shareholders' Agreement, dated March 26, 2014. (Filed as an exhibit to Form 10-Q for the quarter ended March 31, 2014 on April 30, 2014 and incorporated herein by reference.)

10.28
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
10.30
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

10.35
Amended and Restated Credit Agreement, dated July 30, 2014, among Amgen Inc., the Banks therein named, Citibank, N.A., as administrative agent, and JPMorgan Chase Bank, N.A., as syndication agent (Filed as an exhibit to Form 8-K on July 30, 2014 and incorporated herein by reference.)

10.36
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

10.37
Sourcing and Supply Agreement, dated November 15, 2011, by and between Amgen USA Inc, a wholly owned subsidiary of Amgen Inc., and DaVita Inc. (portions of the exhibit have been omitted pursuant to a request for confidential treatment). (Filed as an exhibit to Form 10-K for the year ended December 31, 2011 on February 29, 2012 and incorporated herein by reference.)

10.38
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

10.39
Collaboration Agreement dated March 30, 2012 by and between Amgen Inc. and AstraZeneca Collaboration Ventures, LLC, a wholly owned subsidiary of AstraZeneca Pharmaceuticals LP (portions of the exhibit have been omitted pursuant to a request for confidential treatment). (Filed as an exhibit to Form 10-Q for the quarter ended March 31, 2012 on May 8, 2012 and incorporated herein by reference.)

10.40
Collaboration Agreement, dated April 22, 1994, by and between Bayer Corporation (formerly Miles, Inc.) and Onyx Pharmaceuticals, Inc. (Filed as an exhibit to Form 10-Q for the quarter ended March 31, 2011 by Onyx Pharmaceuticals, Inc. on May 10, 2011 and incorporated herein by reference.)

10.41
Amendment to Collaboration Agreement, dated April 24, 1996, by and between Bayer Corporation and Onyx Pharmaceuticals, Inc. (Filed as an exhibit to Form 10-Q for the quarter ended March 31, 2006 by Onyx Pharmaceuticals, Inc. on May 10, 2006 and incorporated herein by reference.)

10.42
Amendment to Collaboration Agreement, dated February 1, 1999, by and between Bayer Corporation and Onyx Pharmaceuticals, Inc. (Filed as an exhibit to Form 10-Q for the quarter ended March 31, 2006 by Onyx Pharmaceuticals, Inc. on May 10, 2006 and incorporated herein by reference.)

10.43
United States Co-Promotion Agreement, dated March 6, 2006, by and between Bayer Pharmaceuticals Corporation and Onyx Pharmaceuticals, Inc. (Filed as an exhibit to Form 10-Q for the quarter ended March 31, 2006 by Onyx Pharmaceuticals, Inc. on May 10, 2006 and incorporated herein by reference.)

Exhibit No.	Description
10.44
Settlement Agreement and Release, dated October 11, 2011, by and between Bayer Corporation, Bayer AG, Bayer HealthCare LLC and Bayer Pharma AG and Onyx Pharmaceuticals, Inc. (Filed as an exhibit to Form 10-K for the year ended December 31, 2011 by Onyx Pharmaceuticals, Inc. on February 27, 2012 and incorporated herein by reference.)

10.45
Fourth Amendment to Collaboration Agreement, dated October 11, 2011, by and between Bayer Corporation and Onyx Pharmaceuticals, Inc. (Filed as an exhibit to Form 10-K for the year ended December 31, 2011 by Onyx Pharmaceuticals, Inc. on February 27, 2012 and incorporated herein by reference.)

10.46
Commitment Letter, dated August 24, 2013, among Amgen Inc., Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, JPMorgan Chase Bank, N.A., J.P. Morgan Securities LLC and Barclays Bank PLC. (Filed as an exhibit to Form 8-K on August 26, 2013 and incorporated herein by reference.)

10.47	Master Repurchase Agreement, dated August 24, 2013, between Amgen Inc. and Bank of America, N.A. (Filed as an exhibit to Form 8-K on August 26, 2013 and incorporated herein by reference.)

10.48
Master Repurchase Agreement, dated October 28, 2013, between Amgen Inc. and SMBC Repo Pass-Thru Trust, 2013-1. (Filed as an exhibit to Form 10-Q for the quarter ended September 30, 2013 on October 29, 2013 and incorporated herein by reference.)

10.49
Master Repurchase Agreement, dated October 29, 2013, between Amgen Inc. and HSBC Bank USA, N.A. (Filed as an exhibit to Form 10-Q for the quarter ended September 30, 2013 on October 29, 2013 and incorporated herein by reference.)

10.50
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